Form 10-K
period 1993-12-31
OGLETHORPE POWER CORP
filed 1994-03-31
CIK 788816

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)
    / /
     X
                      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                            THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1993
                                             OR
    / /
                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                              SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From to
                          Commission File No. 33-7591

                            ------------------------

                          OGLETHORPE POWER CORPORATION
         (AN ELECTRIC MEMBERSHIP GENERATION & TRANSMISSION CORPORATION)
             (Exact name of registrant as specified in its charter)

              GEORGIA                              58-1211925
  (State or other jurisdiction of               (I.R.S. employer
   incorporation or organization)             identification no.)
        POST OFFICE BOX 1349
      2100 EAST EXCHANGE PLACE                     30085-1349
          TUCKER, GEORGIA                          (Zip Code)
  (Address of principal executive
              offices)

Registrant's telephone number, including area code:       (404) 270-7600
Securities registered pursuant to Section 12(b) of the
Act:                                                      None
Securities registered pursuant to Section 12(g) of the
Act:                                                      None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject of such filing requirements for the past 90 days.
  YES__X__  NO______

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     State the aggregate market value of the voting stock held by nonaffiliates of the registrant. None

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The Registrant is a membership corporation and has no authorized or outstanding equity securities.

                      Documents Incorporated by Reference:
                                      None

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                          OGLETHORPE POWER CORPORATION

                          1993 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

Item                                                                                                Page
- ----                                                                                                ----

                                                    PART I

1       Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1
          Oglethorpe Power Corporation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1
          The Members of Oglethorpe. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    6
          The Power Supply System. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    9
          Co-owners of the Plants and the Plant and Transmission Agreements. . . . . . . . . . . .   19
2       Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   24
3       Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   24
4       Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . . . . .   24


                                                    PART II

5       Market for Registrant's Common Equity and Related Stockholder Matters. . . . . . . . . . .   25
6       Selected Financial Data. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   25
7       Management's Discussion and Analysis of Financial Condition and Results of Operations. . .   26
8       Financial Statements and Supplementary Data. . . . . . . . . . . . . . . . . . . . . . . .   32
9       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . . .   49


                                                    PART III

10      Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . . . . . .   49
11      Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   61
12      Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . . . . .   63
13      Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . .   63


                                                    PART IV

14      Exhibits, Financial Statement Schedules, and Reports on Form 8-K . . . . . . . . . . . . .   64

                              SELECTED DEFINITIONS


     When used herein the following terms will have the meanings indicated below:




Term                     Meaning
- ----                     -------
ADSCR                    Annual Debt Service Coverage Ratio
AFUDC                    Allowance for Debt and Equity Funds Used During Construction
BPSA                     Block Power Sale Agreement
CFC                      National Rural Utilities Cooperative Finance Corporation
CoBank                   National Bank for Cooperatives
Commission               Securities and Exchange Commission
CSA                      Coordination Services Agreement
Dalton                   City of Dalton, Georgia
DOE                      United States Department of Energy
DSC                      Debt Service Coverage Ratio
EPA                      United States Environmental Protection Agency
EPI                      Entergy Power, Inc.
FASB                     Financial Accounting Standards Board
FERC                     Federal Energy Regulatory Commission
FFB                      Federal Financing Bank
G&T                      Generation and Transmission Cooperative
GEMC                     Georgia Electric Membership Corporation
GPC                      Georgia Power Company
GPSC                     Georgia Public Service Commission
ITS                      Integrated Transmission System
ITSA                     Revised and Restated Integrated Transmission System Agreement
kWh                      Kilowatt-hours
Members                  The 39 retail distribution cooperatives that are members of Oglethorpe
MEAG                     Municipal Electric Authority of Georgia
MW                       Megawatts
MWh                      Megawatt-hours
NRC                      Nuclear Regulatory Commission
Oglethorpe               Oglethorpe Power Corporation
PURPA                    Public Utility Regulatory Policies Act
REA                      Rural Electrification Administration
SEPA                     Southeastern Power Administration
SONOPCO                  Southern Nuclear Operating Company
TIER                     Times Interest Earned Ratio
TVA                      Tennessee Valley Authority

                                     PART I

Item 1.   BUSINESS

                          OGLETHORPE POWER CORPORATION


GENERAL

     Oglethorpe Power Corporation (An Electric Membership Generation & Transmission Corporation) ("Oglethorpe") is an electric generation and transmission cooperative ("G&T") incorporated in 1974 in the State of Georgia. It is headquartered in metropolitan Atlanta. Oglethorpe is entirely owned by its 39 retail electric distribution cooperative members (the "Members"), who, in turn, are entirely owned by their retail consumers. Oglethorpe is the largest G&T in the United States in terms of operating revenues, assets, kilowatt-hour ("kWh") sales and, through the Members, consumers served. It is one of the ten largest electric utilities in the United States in terms of land area served. As of February 28, 1994, Oglethorpe had 505 full-time and 43 part-time employees.

     As with cooperatives generally, Oglethorpe operates on a not-for-profit basis. Oglethorpe's principal business is providing wholesale electric service to the Members. The Members are local consumer-owned distribution cooperatives providing retail electric service on a not-for-profit basis. In general, the membership of the distribution cooperative Members consists of residential, commercial and industrial consumers within specific geographic areas. As of December 31, 1993, the Members served approximately 1 million electric consumers (meters) representing a total population of approximately 2.3 million people.

     Each Member purchases capacity and energy from Oglethorpe pursuant to a long-term, "all-requirements" wholesale power contract between Oglethorpe and the Member (each a "Wholesale Power Contract" and collectively the "Wholesale Power Contracts"). Oglethorpe supplies the capacity and energy requirements of the Members from a combination of owned and leased generating plants and from power purchased under long-term contracts with other power suppliers, principally Georgia Power Company ("GPC"), a wholly owned subsidiary of The Southern Company.


MEMBER CONTRACTS

     Each Wholesale Power Contract will remain in effect through the year 2025 and thereafter until terminated by three years' written notice by Oglethorpe or the respective Member. Each Wholesale Power Contract provides that, except for power purchased from the Southeastern Power Administration ("SEPA"), Oglethorpe shall sell and deliver to the Member, and the Member shall purchase and receive from Oglethorpe, all electric capacity and energy that the Member requires for the operation of its system to the extent that Oglethorpe has capacity and energy and facilities available. In 1993, the aggregate SEPA allocation to the Members was 542 megawatts ("MW") plus associated energy, representing approximately 13% of total Member peak demand and approximately 6% of total Member energy requirements. Because the amount of capacity and energy available from SEPA is not expected to increase in an amount sufficient to serve a material portion of the projected growth in the Members' requirements, such growth is expected to be served primarily through Oglethorpe's resources. (See "Member Demand and Energy Requirements--DISPERSED GENERATION" and "THE MEMBERS OF OGLETHORPE--Contracts with SEPA" herein.)

     Each Wholesale Power Contract provides that, without the approval of both Oglethorpe and the Rural Electrification Administration ("REA"), no Member may reorganize, consolidate or merge, or sell, lease or transfer all or a substantial part of its assets (or make any agreement therefor), so long as Oglethorpe has notes outstanding to REA and the FFB, without first paying such portion of any such outstanding notes as may be determined by Oglethorpe with the prior written consent of REA and otherwise complying with such reasonable terms as Oglethorpe and REA may require.

MEMBER DEMAND AND ENERGY REQUIREMENTS

     The following table shows the aggregate peak demand and energy requirements of the Members for the years 1991 through 1993 and also shows the amounts of such requirements supplied by Oglethorpe and SEPA. For the years 1991 through 1993, demand and energy requirements increased at an average annual compound growth rate of 8.1% and 7.3%, respectively.

                                      DEMAND (MW)                           ENERGY REQUIREMENTS (MWh)
                        --------------------------------------     -----------------------------------------
                         TOTAL                                       TOTAL
                        REQUIRE-    SUPPLIED BY    SUPPLIED BY      REQUIRE-      SUPPLIED BY    SUPPLIED BY
                        MENTS(1)   OGLETHORPE(2)     SEPA(3)         MENTS       OGLETHORPE(2)     SEPA(3)
                        --------   -------------   -----------      --------     -------------   -----------
1991 . . . . . . . . .   3,664         3,122           542         15,029,976      14,022,213      1,007,763
1992 . . . . . . . . .   3,865         3,323           542         15,562,495      14,466,943      1,095,552
1993 . . . . . . . . .   4,283         3,736           542         17,313,313      16,253,283      1,060,030


- -------------------------
(1) System peak demand of the Members measured at the Members' delivery points (net of system losses).

(2) Includes purchased power. (See "THE POWER SUPPLY SYSTEM--Power Sales to and Purchases from GPC--POWER PURCHASE ARRANGEMENTS" and "--Other Power Purchases".)

(3) Supplied by SEPA through existing contracts with the Members. (See "THE MEMBERS OF OGLETHORPE--Contracts with SEPA".)

     Prior to 1993, no Member accounted for 10% or more of Oglethorpe's total revenues. In 1993, however, Cobb EMC accounted for approximately 10% of Oglethorpe's total revenues.

     SEASONAL VARIATIONS

     Although the demand for energy by the Members is influenced by seasonal weather conditions, Oglethorpe's rate structure is designed to cause capacity revenues, which include margins, to remain relatively level throughout the year. Energy revenues, which do not include margins, track energy costs as they are incurred. Although energy charges, which are based on variable costs, fluctuate from month to month, capacity charges, which are based on annual peak demands, do not fluctuate based on a Member's usage during a given year. Historically, Oglethorpe's peak demand occurs during the months of June through September.

     CONSERVATION AND LOAD MANAGEMENT

     Oglethorpe and the Members have implemented various demand management programs. The program goal, developed in conjunction with Oglethorpe's integrated resource planning process, is to modify demand patterns so that current resources are used efficiently and the need for additional generating resources is delayed. The programs that have been implemented include an energy efficient home program (the "Good Cents Home" program), remote-controlled switching of air conditioners, water heaters and irrigation pumps, residential energy audits and public appeals to encourage consumers to use less energy during periods of peak demand. The demand management programs have reduced, and are expected to continue to reduce, the growth of peak demand and have resulted in an increase in off-peak sales. (See "THE POWER SUPPLY SYSTEM--Future Power Resources--OTHER FUTURE RESOURCES".)

     DISPERSED GENERATION

     Oglethorpe and the Members have been discussing the desire of a number of the Members to make greater use of dispersed generation units. If permitted by REA, such units would be used to maintain reliability of electric service during emergencies on a Member's distribution system, to serve specific customer needs and otherwise to be available to Oglethorpe to serve the demands of Members on its system. The installation and use of dispersed generation units by any Member would be governed by policies and procedures, consistent with the Wholesale Power Contract, designed to ensure system reliability and prevent any material adverse effect on Oglethorpe's revenues or on any other Member's power costs.

ELECTRIC RATES

     Each Member is required to pay Oglethorpe for capacity and energy furnished under its Wholesale Power Contract in accordance with rates established by Oglethorpe. Oglethorpe reviews its rates at such intervals as it deems appropriate but is required to do so at least once every year. Oglethorpe is required to revise its rates as necessary so that the revenues derived from such rates will be sufficient, but only sufficient, with its revenues from all other sources to pay operating and maintenance costs, the cost of purchased power, the cost of transmission services, and principal and interest on all indebtedness (including capital lease obligations) of Oglethorpe and to provide for the establishment and maintenance of reasonable reserves. Rates are also required to be established so as to enable Oglethorpe to comply with all requirements (including coverage ratios) under the Consolidated Mortgage and Security Agreement dated as of September 1, 1993 (the "REA Mortgage") among Oglethorpe, as mortgagor, and the United States of America acting through the Administrator of REA, the National Bank for Cooperatives ("CoBank"), Credit Suisse, acting by and through its New York Branch ("Credit Suisse"), and Trust Company Bank ("Trust Company"), as trustee under certain pollution control bond indentures identified in the REA Mortgage. (See "General--RATES AND FINANCIAL COVERAGE REQUIREMENTS" in Item 7.)

     Oglethorpe's current monthly rate for electric service for capacity and energy delivered to each Member includes energy charges that recover fuel and variable operation and maintenance costs, adjusted semiannually to assure full recovery of such costs, and capacity charges. The rate also includes a provision to reflect the amortization of the deferred margins accumulated from 1985 through 1993, which amounts will be fully amortized by the end of 1995. (See
Note 1 of Notes to Financial Statements in Item 8.) Oglethorpe's rate policy provides for a number of separate rates for certain qualified consumer loads, which are designed to have a favorable impact on the Members' competitiveness for certain new industrial and commercial loads. (See "THE MEMBERS OF OGLETHORPE--Service Area and Competition".)

     Oglethorpe's rates, as established by its Board of Directors, are subject to review and approval by REA. Oglethorpe is required under the REA Mortgage to implement rates designed to maintain a Times Interest Earned Ratio ("TIER") of not less than 1.05, Debt Service Coverage Ratio ("DSC") of not less than 1.0 and an Annual Debt Service Coverage Ratio ("ADSCR") of not less than 1.25. Oglethorpe has always met or exceeded the TIER, DSC and ADSCR requirements of the REA Mortgage. (See "General--RATES AND FINANCIAL COVERAGE REQUIREMENTS" in
Item 7.)

     The Wholesale Power Contracts provide that no rate revision shall be effective unless approved by REA, but such rate revisions are not subject to the approval of any other Federal or state agency or authority, including the Georgia Public Service Commission (the "GPSC"). To date, REA has not reduced or delayed the effectiveness of any rate increase proposed by Oglethorpe.

     For information regarding future rates, see "Results of Operations-- OPERATING REVENUES--SALES TO MEMBERS" in Item 7.

CERTAIN FACTORS AFFECTING THE UTILITY INDUSTRY IN GENERAL

     The electric utility industry is becoming increasingly competitive as a result of deregulation, competing energy suppliers, technologies, and other factors. The Energy Policy Act of 1992 (the "Energy Policy Act") amended the Federal Power Act and the Public Utility Holding Company Act to allow for increased competition among wholesale electricity suppliers and increased access to transmission services by such suppliers. A number of other significant factors have affected the operations of electric utilities. They include the availability and cost of fuel for the generation of electric energy, fluctuating rates of load growth, compliance with environmental and other governmental regulations, licensing and other delays affecting the construction, operation and cost of new and existing facilities, and the effects of conservation, energy management and other governmental regulations on the use of electric energy. All of these factors present an increasing challenge to companies in the electric utility industry, including Oglethorpe and the Members, to reduce costs and improve the management of resources. (See "THE POWER SUPPLY SYSTEM--General", "--Future Power Resources" and "--Environmental and Other Regulations".)

RELATIONSHIP WITH GPC

     Oglethorpe's relationship with GPC is a significant factor in several aspects of Oglethorpe's business. GPC is Oglethorpe's principal supplier of purchased power, and Oglethorpe is one of GPC's largest customers. In 1993, Oglethorpe derived 15% of its total revenues from sales to GPC, making GPC Oglethorpe's largest customer. Substantially all of Oglethorpe's generating facilities were purchased at various stages of construction from GPC and were constructed and are now operated by GPC. Oglethorpe is the construction and operating agent for the Rocky Mountain Project, a pumped storage hydroelectric facility ("Rocky Mountain"), in which it acquired an interest from GPC. Oglethorpe purchases coordination services from GPC to schedule its power resources and its off-system purchases and sales. Oglethorpe, through the Members, is one of GPC's principal competitors in the State of Georgia for electric service to new customers that have a choice of supplier under the Georgia Territorial Electric Service Act (the "Territorial Act"). Likewise, GPC is the principal competitor of the Members for such customers. Oglethorpe and GPC also own transmission facilities that are part of the Integrated Transmission System (the "ITS"). GPC provides system operator services and performs most of the required maintenance of Oglethorpe's transmission facilities. GPC and Oglethorpe are parties to an agreement that makes allowance for the joint planning of future generation and transmission facilities. For further information regarding the various relationships and agreements with GPC, see "THE MEMBERS OF OGLETHORPE--Service Area and Competition", "THE POWER
SUPPLY SYSTEM--General", "--Fuel Supply", "--Power Sales to and Purchases from GPC", "--Future Power Resources--ROCKY MOUNTAIN", "-Transmission and Other
Power System Arrangements", "CO-OWNERS OF THE PLANTS AND THE PLANT AND TRANSMISSION AGREEMENTS--Co-Owners of the Plants--GEORGIA POWER COMPANY", "--The Plant Agreements", "--Agreements Relating to the Integrated Transmission System", and "--The Joint Committee Agreement".


RELATIONSHIP WITH REA

     Federal loan programs administered by REA have provided the principal source of financing for electric cooperatives. Direct loans from REA have been a major source of funding for the Members, while loans guaranteed by REA and made by the Federal Financing Bank ("FFB") have been a major source of funding for Oglethorpe. Through provisions of the REA Mortgage, REA exercises substantial control and supervision over Oglethorpe in such areas as accounting, issuing secured indebtedness, rates and charges for the sale of power, construction and acquisition of facilities, and the purchase and sale of power.

     In recent years, there have been legislative, administrative and budgetary initiatives intended to reduce or, in some cases, eliminate federal funding for electric cooperatives. In addition, the REA loan and guarantee programs have been characterized by the imposition of increasingly problematic terms and conditions and extended delays in access to necessary funding.

     The President's budget for fiscal year 1995 proposes to set the level of funding for the 100% guarantee program at $275 million, which if sustained at that level in future years would not likely provide adequate funding for the transmission and power supply needs of REA borrowers. Congress historically has increased Administration-proposed lending levels to those necessary to meet borrower demand. Notwithstanding historical practices, however, the future cost, availability and magnitude of REA-guaranteed loans cannot be predicted. See "THE MEMBERS OF OGLETHORPE-Members' Relationship with REA" for a discussion of the impact of the budget proposal on the direct loan program.

     REA continues to re-evaluate its regulatory and lending relationship with its borrowers through what it has described as a comprehensive rule-making project. The purpose of the project is to improve the credit-worthiness of loans made or guaranteed by REA. In addition to adopting new rules regulating policies and procedures for insured and guaranteed loans and lien accommodations, REA has published a proposed rule describing a new form of wholesale power contract and has, in an advance notice of proposed rule-making, requested suggestions for revisions to its standard form of mortgage. Many of these rule-makings have taken many months or years to complete and the outcome of these various rule-making initiatives, whether others may be forthcoming, whether any of such rule-making initiatives may achieve the objectives stated by REA, or the extent to which such initiatives may affect Oglethorpe or the Members cannot be predicted.

     The Clinton Administration has proposed that the Department of Agriculture, which includes REA, be reorganized to improve its efficiency. Legislation has been introduced that would authorize the Secretary of Agriculture to implement this reorganization. Under the proposed reorganization, the electric and telephone programs of REA would be included in a new Rural Utilities Service. The rural development functions of REA would be included in a Rural Business and Cooperative Development Service. Both agencies would report to an Under Secretary for Rural Economic and Community Development. Oglethorpe's management does not believe that the reorganization, if implemented as proposed, will have a significant adverse effect on it or the Members.

                            THE MEMBERS OF OGLETHORPE

SERVICE AREA AND COMPETITION

     The Members are identified in Item 10(a) of this Report and include 39 of the 42 electric distribution cooperatives in the State of Georgia. As of December 31, 1993, the Members served approximately 1 million electric consumers (meters) representing a total population of approximately 2.3 million people. The Members serve a region covering approximately 40,000 square miles, which is approximately 70% of the land area of Georgia served by the owners of the ITS, encompassing 150 of the State's 159 counties. Sales by the Members in 1993 amounted to approximately 16.2 million megawatt-hours ("MWh"), with 74% to residential consumers, 24% to commercial and industrial consumers and 2% to other consumers. No single consumer of any Member constituted more than 1% of the Members' aggregate sales in 1993. The Members are the principal suppliers for the power needs of rural Georgia. While the Members do not serve any major cities, portions of their service territories are in close proximity to urban areas and are experiencing growth due to the expansion of urban areas, including metropolitan Atlanta, into suburban areas and the growth of suburban areas into neighboring rural areas. The Members have experienced average annual compound growth rates from 1991 through 1993 of 4.5% in number of consumers, 6.9% in MWh sales and 8.9% in electric revenues.

     The Territorial Act regulates the service rights of all retail electric suppliers in the State of Georgia. Pursuant to the Territorial Act, the GPSC assigned substantially all areas in the State to specified retail suppliers. The Members have the exclusive right to provide retail electric service in their respective assigned territories, which are predominately outside of municipal limits. The GPSC may not reassign territory or transfer service except in limited circumstances provided by the Territorial Act. The GPSC may transfer service for specific premises only: (i) upon a determination by the GPSC, after joint application of electric suppliers and proper notice and hearing, that the public convenience and necessity require a transfer of service from one electric supplier to another; or (ii) upon a finding by GPSC, after proper notice and hearing, that an electric supplier's service to a premise is not adequate or dependable or that its rates, charges, service rules and regulations unreasonably discriminate in favor of or against the consumer utilizing such premises and the electric utility is unwilling or unable to comply with an order from GPSC regarding such service. The GPSC may reassign territory only if it determines that an assignee electric supplier has breached the tenets of public convenience and necessity.

     The territorial assignments under the Territorial Act are also subject to an exception that permits the owner of any new facility located outside of existing municipal limits and having a connected demand upon initial full operation of 900 kilowatts or greater to receive electric service from the retail supplier of its choice. The Members, with Oglethorpe's support, are actively engaged in competition with other retail electric suppliers for these new industrial and commercial loads. The number of commercial and industrial loads served by the Members has increased in recent years.


COOPERATIVE STRUCTURE

     The Members operate their systems on a not-for-profit basis. Accumulated margins derived after payment of operating expenses and provision for depreciation constitute patronage capital of the consumers of the Members. Refunds of accumulated patronage capital to the individual consumers may be made from time to time subject to limitations contained in mortgages between the Members and REA. These mortgages generally prohibit such distributions unless, after any such distribution, the Member's total equity will equal at least 40% of its total assets, except that distributions may be made of up to 25% of the margins and patronage capital received by the Member in the preceding year.
As a general matter, the Members distribute accumulated patronage capital from time to time subject to their respective financial policies and in conformity with their respective REA mortgages.

     Oglethorpe is a membership corporation, and the Members are not subsidiaries of Oglethorpe. Except with respect to the obligations of the Members under each Member's Wholesale Power Contract with Oglethorpe and Oglethorpe's rights under such contracts to receive payment for power and energy supplied, Oglethorpe has no legal interest in, or obligations in respect of, any of the assets, liabilities, equity, revenues or margins of the Members. (See "OGLETHORPE POWER CORPORATION--Member Contracts".) The revenues of the Members are not pledged as security to Oglethorpe but are the source from which moneys are derived by the Members to pay for power supplied by Oglethorpe under the Wholesale Power Contracts. Revenues of the Members are, however, pledged under the respective REA mortgages of the Members.


RATE REGULATION OF MEMBERS

     Through provisions in the loan documents securing loans to the Members, REA exercises control and supervision over the Members in such areas as: (i) accounting; (ii) borrowings; (iii) rates and charges for the sale of power; (iv) construction and acquisition of facilities; and (v) the purchase and sale of power. The individual REA mortgages of the Members require them to design rates with a view to maintaining an average TIER of not less than 1.50 and an average DSC of not less than 1.25 for the two highest out of every three successive years.

     Although the setting of the rates of the Members is not subject to approval of any Federal or state agency or authority other than REA, the Territorial Act prohibits the Members from unreasonable discrimination in the setting of rates, charges, service rules or regulations.


CONTRACTS WITH SEPA

     In addition to energy received from Oglethorpe under the Wholesale Power Contracts, the Members purchase hydroelectric power under contracts with SEPA. In 1993, the aggregate SEPA allocation to the Members was 542 MW plus associated energy, representing approximately 13% of total Member peak demand and approximately 6% of total Member energy requirements. (See "OGLETHORPE POWER CORPORATION-Member Contracts" and "-Member Demand and Energy Requirements" and the table thereunder.)

     In September 1993, SEPA issued a Notice of Intent to revise its marketing policy for the Georgia-Alabama-South Carolina system of projects, from which the Members purchase SEPA power. This policy will govern the renewal of SEPA's contracts with the Members, which are subject to renewal on May 31, 1994. Although Oglethorpe does not anticipate that such revised policy will result in a significant change, the final marketing policy and its effect on the Members' allocations of capacity and energy cannot be predicted with certainty.


MEMBERS' RELATIONSHIP WITH REA

     Federal loan programs providing direct loans from REA to electric cooperatives have been a major source of funding for the Members. On November 1, 1993, the President signed into law the Rural Electrification Loan Restructuring Act of 1993, which contains significant revisions to the REA loan program utilized by the Members. The Members previously relied on the 5% insured loan program, under which the REA Administrator could require that up to 30% of a borrower's capital needs be obtained from private sources. The 1993 Act provides for loans to be made at an interest rate equal to that being paid on municipal bonds with comparable maturities. Certain borrowers with either (i) low consumer density or (ii) higher than average rates and consumers having lower than average incomes will have borrowing rates capped at 7%. The 1993 Act continues to make 5% loans available for hardship cases. Loans will also be available to fund demand-side management and conservation programs. Although the 1993 Act will reduce the Government's cost associated with the REA loan program, there is no guarantee that further changes in the cost and availability of the REA lending program will not be made, since the level of funding will remain subject to the Congressional budget and appropriation processes. The President's budget proposal for the fiscal year 1995 includes a proposal to replace most of the "municipal bond rate" program with higher-cost loans made at the cost to the United States Department of the Treasury. The outcome of this budget proposal and the future cost, availability and amount of REA direct and guaranteed loans cannot be predicted.

     For further information regarding the REA program, see "OGLETHORPE POWER CORPORATION-Relationship with REA".

THIRD-PARTY INTEREST IN MEMBER SYSTEMS

     From time to time, utilities may be approached by other utilities or other parties interested in purchasing their systems. Some of Oglethorpe's Members have been approached in the past by third parties indicating an interest in purchasing their systems. The Wholesale Power Contract between Oglethorpe and each Member provides that no Member may reorganize, consolidate or merge, or sell, lease or transfer all or a substantial portion of its assets (or make any agreement therefor), so long as Oglethorpe has notes outstanding to REA and the FFB, without first paying such portion of any such outstanding notes as may be determined by Oglethorpe with the prior written consent of REA and otherwise complying with such reasonable terms and conditions as Oglethorpe and REA may require. The enforceability of the REA form of wholesale power contract has been consistently upheld by the courts in several jurisdictions. In addition, REA has recently stated its policy that it will not encourage or facilitate the buyout of borrowers by third parties and that it will expect cooperative distribution utilities to retire a proportionate share of the associated G&T indebtedness and to pay other appropriate costs and expenses of the G&T as a condition of a buyout.

     Oglethorpe's management is unable to predict what transactions, if any, might result from the past third-party interest or whether any other proposals will be made to the Members. Oglethorpe has received an opinion of its counsel that each of the Wholesale Power Contracts is a valid, binding and enforceable obligation of each respective Member. Based on this opinion and other factors, Oglethorpe's management believes that no sale or transfer of Member assets would have a material adverse effect upon its financial condition or results of operations.

                             THE POWER SUPPLY SYSTEM

GENERAL

     Oglethorpe supplies the capacity and energy requirements of the Members from a combination of owned and leased generating plants and power purchased under long-term contracts with other power suppliers. These resources are scheduled and dispatched so as to minimize the operating cost of Oglethorpe's system. In addition, Oglethorpe purchases and sells capacity and energy in the bulk power market to make the best use of its resources and thus minimize the cost of capacity and energy delivered to the Members.

     The following table sets forth certain information with respect to the generating facilities in which Oglethorpe currently has ownership or leasehold interests, all of which are in commercial operation except for Rocky Mountain, which is under construction. The Edwin I. Hatch Plant ("Plant Hatch"), the Hal
B. Wansley Plant ("Plant Wansley"), the Alvin W. Vogtle Plant ("Plant Vogtle") and the Robert W. Scherer Units No. 1 and No. 2 ("Scherer Units No. 1 and No. 2") are co-owned by Oglethorpe, GPC, the Municipal Electric Authority of Georgia ("MEAG") and the City of Dalton ("Dalton"). GPC is the operating agent for each of these plants, except Rocky Mountain. Rocky Mountain is co-owned by Oglethorpe and GPC, and Oglethorpe is the construction and operating agent. Oglethorpe is the sole owner of the Tallassee Project at the Walter W. Harrison Dam ("Tallassee"). (See "CO-OWNERS OF THE PLANTS AND THE PLANT AND TRANSMISSION AGREEMENTS--The Plant Agreements".)

                                                                       OGLETHORPE'S
                                                                      SHARE OF NAME-   COMMERCIAL    LICENSE
                                                        PERCENTAGE    PLATE CAPACITY   OPERATION    EXPIRATION
                                      TYPE OF FUEL      INTEREST(1)        (MW)           DATE         DATE
                                      ------------      -----------   --------------   ----------   ----------
FACILITIES IN SERVICE:
Plant Hatch (near Baxley)
  Unit No. 1                             Nuclear             30             243.0           1975        2014
  Unit No. 2                             Nuclear             30             246.0           1979        2018
Plant Vogtle (near Waynesboro)
  Unit No. 1                             Nuclear             30             348.0           1987        2027
  Unit No. 2                             Nuclear             30             348.0           1989        2029
Plant Wansley (near Carrollton)
  Unit No. 1                             Coal                30             259.5           1976        N/A(3)
  Unit No. 2                             Coal                30             259.5           1978        N/A(3)
  Combustion Turbine                     Oil                 30              14.8           1980        N/A(3)
Plant Scherer (near Forsyth)
  Unit No. 1                             Coal                60             490.8           1982        N/A(3)
  Unit No. 2                             Coal                60             490.8           1984        N/A(3)
Tallassee (near Athens)                  Hydro              100               2.1           1986        2023
                                                                          -------
     Total in Service                                                     2,702.5
                                                                          -------

FACILITIES UNDER CONSTRUCTION:
Rocky Mountain                           Pumped Storage
  (near Rome)                            Hydro               75(2)          635.9           1995        2027
                                                                          -------
     Total Ownership                                                      3,338.4
                                                                          -------

- -------------------------
(1) Oglethorpe has an ownership interest in all of the facilities except Scherer Unit No. 2. The 60% interest in Scherer Unit No. 2 is leased under leases that expire in 2013, subject to options to renew for a total of 8.5 years.

(2) Represents Oglethorpe's estimated ownership interest upon completion. Oglethorpe's ultimate ownership interest is proportional to its investment in the project relative to GPC's investment. (See "Future Power Resources--ROCKY MOUNTAIN" herein.)

(3) Coal-fired units and combustion turbines do not operate under operating licenses similar to those granted to nuclear units by the Nuclear Regulatory Commission and to hydroelectric plants by the Federal Energy Regulatory Commission.

     Upon completion of Rocky Mountain, Oglethorpe will own or lease 1,500.6 MW of coal-fired capacity, 1,185 MW of nuclear-fueled capacity, an estimated 635.9 MW of pumped storage hydroelectric capacity, 14.8 MW of oil-fired combustion turbine capacity and 2.1 MW of hydroelectric capacity.

     Oglethorpe and the other co-owners of the above plants also own transmission facilities which together form the ITS. Through agreements, common access to the combined facilities that compose the ITS enables the owners to use their combined resources to make deliveries to their respective consumers, to provide transmission service to third parties and to make off-system purchases and sales. (See "Transmission and Other Power System Arrangements" herein and "CO-OWNERS OF THE PLANTS AND THE PLANT AND TRANSMISSION AGREEMENTS--Agreements Relating to Integrated Transmission System".)


PLANT PERFORMANCE

     The following table sets forth certain operating performance information of each of the major generating facilities in which Oglethorpe currently has ownership or leasehold interests, except for Rocky Mountain which is not yet in commercial operation:

                            EQUIVALENT AVAILABILITY(1)      CAPACITY FACTOR(2)
                            --------------------------     --------------------
UNIT                           1993    1992   1991         1993    1992    1991
- ----                           ----    ----   ----         ----    ----    ----
Plant Hatch
  Unit No. 1 . . . . . . .     76%     95%    73%          77%     95%     72%
  Unit No. 2 . . . . . . .     75      70     74           75      70      74
Plant Vogtle
  Unit No. 1 . . . . . . .     85      96     78           86      96      78
  Unit No. 2 . . . . . . .     87      80     92           87      80      92
Plant Wansley
  Unit No. 1 . . . . . . .     88      92     84           71      76      64
  Unit No. 2 . . . . . . .     90      92     94           73      77      73
Plant Scherer
  Unit No. 1 . . . . . . .     88      95     98           36      17      25
  Unit No. 2 . . . . . . .     95     100    100           37      29      16


- -------------------------

(1) Equivalent Availability is a measure of the percentage of time that a unit was available to generate if called upon, adjusted for periods when the unit is partially derated from the "maximum dependable capacity" rating.

(2) Capacity Factor is a measure of the output of a unit as a percentage of the maximum output, based on the "maximum dependable capacity" rating, over the period of measure.


     The nuclear refueling cycle for Plants Hatch and Vogtle exceeds twelve months. Therefore, in some calendar years the units at these plants are not taken out of service for refueling, resulting in higher levels of equivalent availability and capacity factor.

     Although Plant Scherer is designed for base load operation, it has primarily operated in peaking service due to the historically higher cost of its fuel supply (low-sulfur coal under long-term contracts) relative to the cost of Oglethorpe's other resources. Thus, the capacity factors for Scherer Units No. 1 and No. 2 have been lower than those typical of base loaded units. With the planned acquisition of lower cost low-sulfur coal and expected increases in Member sales, Oglethorpe's management anticipates higher utilization of Scherer Units No. 1 and No. 2 in the future.

FUEL SUPPLY

     Coal for Plant Wansley is purchased under long-term contracts, which are estimated to be sufficient to provide the majority of the coal requirements of Plant Wansley through 1997, with the remainder being provided through spot market transactions. To comply with the requirements of the Clean Air Act, as amended (the "Clean Air Act"), Plant Wansley is being modified to burn low-sulfur coal. As of February 28, 1994, there was a 20-day coal supply at Plant Wansley based on nameplate rating.

     Low-sulfur "compliance" coal for Scherer Units No. 1 and No. 2 is purchased under long-term contracts and spot market transactions. As of February 28, 1994, the coal stockpile at Plant Scherer contained a 29-day supply based on nameplate rating. Further, Plant Scherer is being converted to burn both sub-bituminous and bituminous coals, and a separate stockpile of sub-bituminous coal is being built in addition to the stockpile of bituminous coal.

     The coal supply at Plants Scherer and Wansley is lower than normal due to
(i) higher than expected use of Plant Scherer during the summer of 1993 and the winter of 1994 because of abnormal temperatures, (ii) transportation interruptions resulting from severe weather conditions, and (iii) deferred deliveries because of higher replacement prices due to the United Mine Workers of America strike. The supply is planned to be replenished as needed and as competitively priced coal becomes available.

     The Scherer ownership and operating agreements were amended effective October 1993 to allow each co-owner (i) to dispatch separately its respective ownership interest in conjunction with contracting separately for long-term coal purchases procured by GPC and (ii) to procure separately long-term coal purchases. Oglethorpe elected to dispatch separately in November 1993. Pursuant to the amendments, GPC is expected to implement separate dispatch by May 1, 1994. Oglethorpe intends to continue to use GPC as its agent for fuel procurement. In anticipation of these changes, Oglethorpe formed a wholly owned subsidiary to acquire rail cars designed for hauling coal from the western coal mining regions. The subsidiary, Black Diamond Energy, Inc., has acquired 115 cars, and Oglethorpe anticipates the acquisition of approximately 350 additional cars during the next three years for both Plants Scherer and Wansley. Oglethorpe has entered into an initial 15-year lease with the subsidiary which obligates Oglethorpe to pay all of the ownership and operating expenses of the subsidiary relating to the leased rail cars during the lease term. The co-owners are currently negotiating a similar amendment to the Plant Wansley operating agreement.

     For information relating to the impact that the Clean Air Act will have on Oglethorpe, see "Environmental and Other Regulations" herein.

     GPC, as operating agent, has the responsibility to procure nuclear fuel for Plant Hatch and Plant Vogtle. GPC has contracted with Southern Nuclear Operating Company ("SONOPCO") to provide nuclear services, including nuclear fuel procurement. SONOPCO employs both spot purchases and long-term contracts to satisfy nuclear fuel requirements. The nuclear fuel supply and related services are expected to be adequate to satisfy current and future nuclear generation requirements.

     Plants Hatch and Vogtle currently have on-site spent fuel storage capacity. Based on normal operations and retention of all spent fuel in the reactor, it is anticipated that existing on-site pool capacity would not be sufficient in 2003 and 2009, respectively, to accept the number of spent fuel assemblies that would normally be removed from the reactor during a refueling. Contracts with the Department of Energy ("DOE") have been executed to provide for the permanent disposal of spent nuclear fuel produced at Plant Hatch and Plant Vogtle. The services to be provided by DOE are scheduled to begin in 1998. However, the actual year that these services will begin is uncertain. If DOE does not begin receiving the spent fuel from Plant Hatch in 2003 or from Plant Vogtle in 2009, alternative methods of spent fuel storage will be needed. One option available is expansion of spent fuel storage at the plant sites. (See "Environmental and Other Regulations" herein for a discussion of the Nuclear Waste Policy Act and
Note 1 of Notes to Financial Statements in Item 8 regarding nuclear fuel cost.)

PROPOSED CHANGES TO NUCLEAR PLANT OPERATING ARRANGEMENTS

     In September 1992, GPC filed applications with the Nuclear Regulatory Commission (the "NRC") to add SONOPCO to the operating license of each unit of Plants Hatch and Vogtle and designate SONOPCO as the operator. The application is currently pending before the Atomic Safety and Licensing Board. SONOPCO, a subsidiary of The Southern Company specializing in nuclear services, currently provides certain operating, maintenance, and other services to GPC in accordance with the Amended and Restated Nuclear Managing Board Agreement (the "Amended and Restated NMBA") and the agreements referenced in the Amended and Restated NMBA. The co-owners have agreed to a Nuclear Operating Agreement between GPC and SONOPCO, which will be entered into in the event the NRC approves the application. (See "CO-OWNERS OF THE PLANTS AND THE PLANT AND TRANSMISSION AGREEMENTS--The Plant Agreements--HATCH, WANSLEY, VOGTLE AND SCHERER".)


POWER SALES TO AND PURCHASES FROM GPC

     A significant portion of Oglethorpe's sales are made to GPC and a significant portion of Oglethorpe's purchased power is obtained from GPC. The following table sets forth a summary of Oglethorpe's electric purchases from and sales to GPC and all other utilities as a group:

                                                                 MWh
                                                  ------------------------------
                                                      1993                1992
                                                  ----------          ----------
Sources of Energy:
- -----------------
  Owned or Leased Generation . . . . . . . .      14,575,920          13,805,683
  Purchased -- GPC . . . . . . . . . . . . .       5,198,356           4,669,282
            -- Others. . . . . . . . . . . .       2,422,459           1,563,980
                                                  ----------          ----------
          Total Sources. . . . . . . . . . .      22,196,735          20,038,945
                                                  ----------          ----------
                                                  ----------          ----------
Distribution of Energy:
- ----------------------
  Members. . . . . . . . . . . . . . . . . .      16,253,283          14,466,943
  Non-Members -- GPC . . . . . . . . . . . .       3,432,542           4,621,675
              -- Others. . . . . . . . . . .       1,617,684             272,314
  Transmission Losses. . . . . . . . . . . .         893,226             678,013
                                                  ----------          ----------
          Total Distribution . . . . . . . .      22,196,735          20,038,945
                                                  ----------          ----------
                                                  ----------          ----------


     The sales to GPC are made under the GPC Sell-back (as herein defined) and the Coordination Services Agreement (the "CSA"). The purchases from GPC are made under the Block Power Sale Agreement (the "BPSA") and the CSA.

     GPC SELL-BACK

     Pursuant to the contractual arrangements with GPC, Oglethorpe has an obligation to sell to GPC, and GPC has an obligation to buy from Oglethorpe, commencing with the commercial operation of each co-owned unit (other than Rocky Mountain) and extending for various periods, a declining percentage of Oglethorpe's entitlement to the capacity and energy of such unit (the "GPC Sell-back"). The GPC Sell-back has expired in accordance with its terms for Plants Wansley, Hatch and Scherer Units No. 1 and No. 2 and continues to decline for Plant Vogtle. The GPC Sell-back will expire for Unit No. 1 of Plant Vogtle at the end of May 1994 and for Unit No. 2 of Plant Vogtle at the end of May 1995. For 1993, the GPC Sell-back represented 6% of total energy sales by Oglethorpe. Capacity and energy revenues from the GPC Sell-back represented 10% of Oglethorpe's total revenues in 1993.

     As GPC's entitlement to capacity and energy under the GPC Sell-back has decreased and continues to decrease, Oglethorpe's increased entitlement to the output of each unit has been and will continue to be used to serve its own requirements. The increased costs thereof will be recovered through Member rates and through off-system sales transactions. The historical ability of Oglethorpe to sell power from new units to GPC under the GPC Sell-back while at the same time purchasing power from GPC under lower-cost arrangements has enabled Oglethorpe to moderate the effects of the higher costs associated with new generating units on Oglethorpe's costs of service, and therefore on the rates charged the Members. (See "Other Power Purchases" herein, and "CO-OWNERS OF THE PLANTS AND THE PLANT AND TRANSMISSION AGREEMENTS--The Plant Agreements-- HATCH, WANSLEY, VOGTLE AND SCHERER" and Note 1 of Notes to Financial Statements in Item 8.)

     The following table sets forth the contractual schedule for the fractional portion of capacity and energy retained by GPC for the units for which GPC is currently making GPC Sell-back payments:

                                                 CONTRACT YEAR ENDED MAY 31,
                                                 ---------------------------
          OPERATING UNIT                          1994      1995      1996
          --------------                          ----      ----      ----
          Vogtle Unit No. 1. . . . . . . .        4/30       --       --
          Vogtle Unit No. 2. . . . . . . .        8/30      4/30      --

     POWER PURCHASE ARRANGEMENTS

     Oglethorpe purchases 1,250 MW of capacity and associated energy from GPC on a take-or-pay basis under the BPSA. The contract expires December 31, 2001. The BPSA, along with the Revised and Restated Integrated Transmission System Agreements (the "ITSA") and the CSA, were entered into in 1990 and made effective in 1991 as part of a comprehensive restructuring of the way Oglethorpe plans for and meets the Members' power requirements. These agreements have improved Oglethorpe's ability to buy and sell power and transmission services in the bulk power markets.

     The capacity purchases under the BPSA are from six Component Blocks (as defined in the BPSA), composed of four Component Blocks of 250 MW each (coal-fired units) and two Component Blocks of 125 MW each (combustion turbine units). Although Oglethorpe may not increase its purchases under the BPSA, it may reduce its purchases by eliminating one or more Component Blocks upon written notice to GPC. Oglethorpe may reduce up to 250 MW with two years' notice, above 250 to 500 MW with four years' notice, and more than 500 MW with seven years' notice. Oglethorpe is entitled to extend the purchase of one or more Component Blocks one additional year at a time under the same notice conditions. The capacity in one or more Component Blocks may, however, be less than 250 MW, as the result of scheduled retirement of units or retirements due to force majeure events. All units in the combustion turbine Component Blocks are scheduled to be retired by 2003.

     Under the CSA, Oglethorpe schedules and directs GPC to dispatch and coordinate power from all of Oglethorpe's generation and purchased power resources through December 31, 1999. The CSA requires Oglethorpe to give GPC one hour's notice in order to schedule any off-system transactions, which will limit Oglethorpe's ability to compete with GPC for short-term energy transactions requiring less than one hour's notice. Oglethorpe may elect to establish its own control area and terminate regulation services under the CSA upon one year's notice to GPC. Upon such termination, the parties will, if necessary, negotiate new service schedules and applicable rates. In order to optimize its use of coordination services, Oglethorpe is currently installing the equipment that would be necessary to operate its own control area.

     For a further discussion of the new power supply arrangements, see "Other Power Purchases", "Future Power Resources", and "Transmission and Other Power System Arrangements" herein, and "CO-OWNERS OF THE PLANTS AND THE PLANT AND TRANSMISSION AGREEMENTS--The Plant Agreements--HATCH, WANSLEY, VOGTLE AND SCHERER".

OTHER POWER PURCHASES

     Oglethorpe has entered into power purchase contracts with Entergy Power, Inc. ("EPI") and Big Rivers Electric Corporation ("Big Rivers"), each for the purchase of 100 MW, extending through June and July 2002, respectively. The EPI contract is subject to the approval of REA. The availability of capacity under the EPI contract is dependent on the availability of two specific generating units available to EPI. The Tennessee Valley Authority ("TVA") provides the transmission service to deliver the power from the Big Rivers electric system to the ITS. TVA and Southern Company Services, as agent for Alabama Power Company and Mississippi Power Company, provide the transmission service necessary to deliver the power from EPI to the ITS. (See "Transmission and Other Power System Arrangements" herein and Note 10 of the Financial Statements in Item 8.)

     In addition to the purchases from GPC, Big Rivers and EPI, Oglethorpe also purchases small amounts of capacity and energy from "qualifying facilities" under the Public Utility Regulatory Policies Act of 1978 ("PURPA"). Under a waiver order from the Federal Energy Regulatory Commission ("FERC"), Oglethorpe will make all purchases the Members would have otherwise been required to make under PURPA and Oglethorpe was relieved of its obligation to sell certain services to "qualifying facilities" so long as the Members make those sales. Oglethorpe provides the Members with the necessary services to fulfill these sale obligations. Purchases by Oglethorpe from such qualifying facilities provided 0.4% of Oglethorpe's energy requirements for the Members in 1993.


FUTURE POWER RESOURCES

     Oglethorpe uses an integrated resources planning process to study regularly the need for and feasibility of adding additional generation facilities. This planning process also considers demand-side management options that could be implemented by the Members as well as off-system sales of capacity and energy to optimize the use of Oglethorpe's resources. Oglethorpe's current resources (both owned or leased generation and purchased power) consist predominately of resources that can be best used in base-load operation. As a result, all of Oglethorpe's currently planned resource additions are for peaking capacity. To further optimize the use of its resources, Oglethorpe is seeking to sell certain amounts of base capacity and associated energy and to replace it with the acquisition of peaking capacity when necessary (see "Future Long-Term Power Sales" herein).

     ROCKY MOUNTAIN

     Rocky Mountain, which is currently under construction by Oglethorpe, is a pumped storage hydroelectric facility with no conventional hydroelectric capability. The facility is designed to consist of three units with a combined nameplate rating of 847.8 MW at maximum head and a FERC-licensed capacity of 760 MW at minimum head. Under optimal operations, the maximum output of the plant will decline steadily over a period of approximately eight hours as the upper reservoir is emptied.

     In 1988, Oglethorpe acquired from GPC an undivided ownership interest in Rocky Mountain. Under the Rocky Mountain ownership arrangement, Oglethorpe, as agent, is responsible for the design, construction and operation of Rocky Mountain.

     The license issued by FERC for Rocky Mountain expires in 2027. Among other conditions, the license requires that construction be completed by June 1, 1996. As of February 28, 1994, Rocky Mountain was approximately 92% complete. Rocky Mountain is currently scheduled to begin commercial operation in early 1995. Construction at Rocky Mountain is currently on schedule and under budget.

     Under the Ownership Participation Agreement (as hereinafter defined), GPC has not been required to expend any funds for construction of Rocky Mountain since December 15, 1988, and is not required to make any additional contributions. Oglethorpe is required to finance and complete Rocky Mountain. (See "Liquidity and Capital Resources" in Item 7.) Each party's undivided interest in Rocky Mountain is equal to the proportion that its respective investment bears to the total investment in Rocky Mountain (excluding each party's cost of funds and ad valorem taxes). (See "CO-OWNERS OF THE PLANTS AND THE PLANT AND TRANSMISSION AGREEMENTS--The Plant

Agreements--ROCKY MOUNTAIN".) As of December 31, 1993, Oglethorpe's ownership interest in Rocky Mountain was approximately 70%. Based on current arrangements, Oglethorpe's ultimate ownership interest in Rocky Mountain is estimated to be approximately 75%, with GPC owning the remaining 25%.

     Oglethorpe, GPC and certain third parties have had preliminary discussions regarding alternatives by which Oglethorpe may acquire the output of GPC's remaining interest in Rocky Mountain. Options being discussed include a long-term lease or power purchase arrangement with a third party which would purchase GPC's interest or a purchase of such interest directly by Oglethorpe. The nameplate rating of GPC's ultimate ownership interest is estimated to be approximately 212 MW, and if any such transaction is consummated, such output would satisfy a portion of Oglethorpe's long-term capacity needs. The outcome of these discussions cannot be determined at this time.

     HARTWELL PURCHASE

     In 1992, Oglethorpe entered into a contract for the purchase of approximately 300 MW of capacity with Hartwell Energy Limited Partnership ("Hartwell"), a partnership owned 50% by Destec Energy, Inc. and 50% by American National Power, Inc., a subsidiary of National Power, PLC. The contract has a term of 25 years, commencing upon commercial operation, which by contract is scheduled to be no later than June 1994. Under the contract, Hartwell is constructing two 150 MW gas-fired turbine generating units on a site near Hartwell, Georgia. Oglethorpe intends to use the units for peaking capacity but has the right to dispatch the units fully. If Hartwell misses any of a specified list of project milestones, Oglethorpe may terminate the contract and, if it so chooses, purchase the project at fair market value. Hartwell has provided an irrevocable letter of credit payable to Oglethorpe in the amount of $10,360,000, which can be drawn upon if the project is not in service by the scheduled date or as liquidated damages in case of a default by Hartwell. Hartwell has advised Oglethorpe that it expects to begin deliveries of power to Oglethorpe prior to June 1994.

     OTHER FUTURE RESOURCES

     In its current integrated resource plan, Oglethorpe has identified a potential need for additional peaking capacity in the late 1990s. In November 1993, Oglethorpe issued a Request for Proposals for the purchase of up to 600 MW of long-term peaking capacity to be available by June 1, 1999. Proposals were due March 29, 1994. Oglethorpe has reserved the right to reject any and all bids, and should it do so, Oglethorpe may construct that capacity itself. Oglethorpe has also agreed to purchase from Florida Power Corporation 50 MW of peaking capacity during the summer of 1997 and 275 MW of peaking capacity during the summer of 1998. This purchase is subject to regulatory approval.


TRANSMISSION AND OTHER POWER SYSTEM ARRANGEMENTS

     As of February 28, 1994, Oglethorpe owned approximately 2,186 miles of transmission line and 404 substations of various voltages. Oglethorpe provides power and energy to the Members through the ITS consisting of transmission system facilities owned by Oglethorpe, GPC, MEAG and Dalton. As a result of its participation in the ITS, Oglethorpe is entitled to use any of the transmission facilities included in the system, regardless of ownership. Oglethorpe's rights and obligations with respect to the system are governed by the ITSA. (See "Power Sales to and Purchases from GPC--POWER PURCHASE ARRANGEMENTS" herein and "CO-OWNERS OF THE PLANTS AND THE PLANT AND TRANSMISSION AGREEMENTS--Agreements Relating to Integrated Transmission System".)

     In addition to the interconnections available to Oglethorpe through the ITS, Oglethorpe has interconnection, interchange, transmission and/or short-term capacity and energy purchase or sale agreements with Alabama Electric Cooperative, Cajun Electric Power Cooperative, Big Rivers, Seminole Electric Cooperative, Entergy Services (as agent for the Entergy operating companies), TVA, Florida Power Corporation, Jacksonville Electric Authority, Tampa Electric Company, Louisville Gas & Electric Company, Florida Power & Light Company, SEPA, South Carolina Electric & Gas (subject to approval by FERC), South Carolina Public Service Authority, Arkansas Electric Cooperative Corporation and East Kentucky Power Cooperative. The agreements provide variously for the purchase and/or sale of capacity and energy and/or for transmission service. Implementation of such contracts and other off-system transactions are accomplished by the CSA (see "Power Sales to and Purchases from GPC--POWER PURCHASE ARRANGEMENTS" herein).

In addition, Oglethorpe has sold to GPC a portion of its entitlement to the interface capability between the ITS and the Florida electric system through May 1994. Oglethorpe has purchased from GPC sufficient entitlement to the interface between the Integrated Transmission System and TVA to implement the purchases from Big Rivers and EPI. Oglethorpe regularly buys and sells power in the short-term bulk power market.


FUTURE LONG-TERM POWER SALES

     Oglethorpe has signed a Letter of Intent with Alabama Electric Cooperative for the sale of 100 MW of base capacity beginning June 1, 1998, and extending through December 31, 2005. This arrangement is subject to the approval of a definitive agreement by the Boards of Directors of each party. The agreement would also be subject to approval by REA. No assurances can be given that such definitive agreement will be consummated. Oglethorpe has also submitted bids to various formal and informal solicitations for capacity sales. Whether any such bid will be successful is uncertain.


ENVIRONMENTAL AND OTHER REGULATIONS

     GENERAL

     As is typical in the utility industry, Oglethorpe is subject to Federal, State and local air and water quality requirements which, among other things, regulate emissions of particulates, sulfur dioxide and nitrogen oxide into the air and discharges of pollutants, including heat, into waters of the United States. Oglethorpe is also subject to Federal, State and local waste disposal requirements which regulate the manner of transportation, storage and disposal of solid and other waste. In general, environmental requirements are becoming increasingly stringent, and further or new requirements may substantially increase the cost of electric service by requiring changes in the design or operation of existing facilities as well as changes or delays in the location, design, construction or operation of new facilities. Failure to comply with such requirements could result in the imposition of civil and criminal penalties as well as the complete shutdown of individual generating units not in compliance. There is no assurance that the units in operation or under construction will always remain subject to the regulations currently in effect or will always be in compliance with future regulations.

     Compliance with environmental standards or deadlines will continue to be reflected in Oglethorpe's capital and operating costs. Oglethorpe's direct capital costs to achieve compliance with air and water quality control facilities were approximately $6.5 million in 1993 and are expected to be approximately $3.1 million in 1994, $4.1 million in 1995 and $8.6 million in 1996.

     CLEAN AIR ACT

     The Clean Air Act seeks to improve the ambient air quality throughout the United States by the year 2000 and beyond. The acid rain provisions of Title IV require the reduction of sulfur dioxide and nitrogen oxide emissions from affected units, including coal-fired electric power facilities. The sulfur dioxide reductions required by Title IV will be achieved in two phases. Phase I addresses specific generating units named in the Clean Air Act. Both units of Plant Wansley are "affected units" under Phase I. Scherer Units No. 1 and No. 2 are not "affected units" under Phase I but are affected units under Phase II. In Phase II, the total U.S. emissions of sulfur dioxide will be capped at 8.9 million tons by the year 2000, using a "tradeable allowance" plan. Final Phase II sulfur dioxide allocations have been published by Environmental Protection Agency ("EPA") regulations. Compliance with the Clean Air Act will require expenditures for monitoring, annual permit fees, and in some instances may involve increased operating or maintenance expenses or capital expenditures for pollution control and continuous monitoring equipment.

     Capital improvements, of which Oglethorpe's share is approximately $6.4 million, are in progress at Plant Wansley. Scheduled to be completed in 1994, these improvements are designed to bring the plant into compliance with anticipated requirements for both Phase I and Phase II. Approximately $500,000 in capital improvements, to be completed in 1994, will be made at Plant Scherer. The estimated cost of additional improvements at Plant Wansley and Plant Scherer are dependent upon the chosen compliance plan and may be affected by future plan amendments and future regulation. In addition, the final capital cost of improvements and any effect on operating costs will be determined by the compliance plan as finally implemented and any applicable regulatory changes.

     Title I of the Clean Air Act requires the State of Georgia to conduct specific studies and establish new rules regulating sources of nitrogen oxide and volatile organic compounds. The new rules must be promulgated by November 1994, with attainment demonstrated by November 1999. Metropolitan Atlanta is classified as a "serious non-attainment area" with regard to the ozone ambient air quality standards. Plant Wansley is near although not in this non-attainment area. The results of these studies and new rules could require nitrogen oxide controls more stringent than those required for Title IV compliance. The Clean Air Act also requires that several studies be conducted regarding the health effects of power plant emissions of certain hazardous air pollutants. The studies will be used in making decisions on whether additional controls of these pollutants are necessary. The effect of any of these potential regulatory changes under Title I, including new rules under the amended provisions, cannot now be predicted.

     The Clean Air Act requires the EPA to review all National Ambient Air Quality Standards ("NAAQS") periodically, revising such standards as necessary. EPA continues to evaluate the need for a new short-term standard for sulfur oxides (measured as sulfur dioxide). Preliminary results from an EPA study indicate that a new short-term NAAQS for sulfur dioxide might require numerous power plants to install emission controls, perhaps in addition to any required under Title IV of the Clean Air Act. These controls could result in substantial costs to Oglethorpe. EPA is also evaluating the need to revise the NAAQS for nitrogen dioxide and will be updating the criteria document used in its recent decision not to revise the NAAQS for ozone. EPA is not currently formally revising the particulate matter NAAQS but is gathering information which may be used in a revision. The impact of any change in the ozone, sulfur dioxide, nitrogen dioxide or particulate matter NAAQS cannot now be determined because the effect of any change would depend in part on the final ambient standards.

     Although Oglethorpe's management is currently unable to determine the overall effect that compliance with requirements under the Clean Air Act will have on its operations, it does not believe that any required increases in capital or operating expenses would have a material effect on its results of operations or financial condition.

     Compliance with requirements under the Clean Air Act may also require increased capital or operating expenses on the part of GPC. Any increases in GPC's capital or operating expenses may cause an increase in the cost of power purchased from GPC. (See "Power Sales to and Purchases from GPC--POWER PURCHASE ARRANGEMENTS" herein.)

     CLEAN WATER ACT

     Oglethorpe is subject to provisions of the Clean Water Act, as amended. As a result of the 1987 Amendments to the Clean Water Act, the State of Georgia has amended its State Water Quality Standards to make them more stringent. These amendments will cause an increase in Oglethorpe's cost to comply. These costs include capital expenditures for improvements at Plant Scherer to comply with Georgia's new clean water regulations covering waste water discharge. Oglethorpe's share of these improvements, completed in early 1994, was approximately $2 million.

     Congress is considering reauthorizing the Clean Water Act. If that occurs, Oglethorpe's operations could be affected. However, the full impact of any reauthorization cannot now be determined and will depend on the specific changes to the statute, as well as to any implementing state or federal regulations that might be promulgated.

     NUCLEAR REGULATION

     Oglethorpe is subject to the provisions of the Atomic Energy Act of 1954, as amended (the "Atomic Energy Act"), which vests jurisdiction in the NRC over the construction and operation of nuclear reactors, particularly with regard to certain public health, safety and antitrust matters. The National Environmental Policy Act has been construed to expand the jurisdiction of the NRC to consider the environmental impact of a facility licensed under the Atomic Energy Act. Plants Hatch and Vogtle are being operated under licenses issued by the NRC. All aspects of the operation and maintenance of nuclear power plants are regulated by the NRC. From time to time, new NRC regulations require changes in the design, operation and maintenance of existing nuclear reactors. Operating licenses issued by the NRC are subject to revocation, suspension or modification, and the operation of a nuclear unit may be suspended if the NRC determines that the public interest, health or safety so requires. (See "Proposed Changes to Nuclear Plant Operating Arrangements" herein.)

     Pursuant to the Nuclear Waste Policy Act of 1982, as amended, the Federal government has the regulatory responsibility for the final disposition of commercially produced high-level radioactive waste materials, including spent nuclear fuel. Such Act requires the owner of nuclear facilities to enter into disposal contracts with DOE for such material. These contracts require each such owner to pay a fee which is currently one dollar per MWh for the net electricity generated and sold by each of its reactors. (See "Fuel Supply" herein.)

     For information concerning nuclear insurance, see Note 9 of Notes to Financial Statements in Item 8. For information regarding NRC's regulation relating to decommissioning of nuclear facilities and regarding DOE's assessments pursuant to the Energy Policy Act for decontamination and decommissioning of nuclear fuel enrichment facilities, see Note 1 of Notes to Financial Statements in Item 8.

     OTHER ENVIRONMENTAL REGULATION

     Oglethorpe is subject to other environmental statutes including, but not limited to, the Toxic Substances Control Act, the Resource Conservation & Recovery Act, the Endangered Species Act, the Comprehensive Environmental Response, Compensation and Liability Act, and the Emergency Planning and Community Right to Know Act, and to the regulations implementing these statutes. Oglethorpe does not believe that compliance with these statutes and regulations will have a material impact on its operations. Changes to any of these laws could affect many areas of Oglethorpe's operations. Furthermore, compliance with new environmental legislation could have a significant impact on Oglethorpe. Such impacts cannot be fully determined at this time, however, and would depend in part on any such legislation and the development of implementing regulations.

     The scientific community, regulatory agencies and the electric utility industry are examining the issues of global warming and the possible health effects of electric and magnetic fields. While no definitive scientific conclusions have been reached regarding these issues, it is possible that new laws or regulations pertaining to these matters could increase the capital and operating costs of electric utilities, including Oglethorpe or entities from which Oglethorpe purchases power.

     ENERGY POLICY ACT

     The Energy Policy Act creates a new class of utilities called Exempt Wholesale Generators ("EWGs"), which are exempt from certain restrictions otherwise imposed by the Public Utility Holding Company Act. The effect of this exemption is to facilitate the development of independent third-party generators potentially available to satisfy utilities' needs for increased power supplies. (See "Future Power Resources--OTHER FUTURE RESOURCES" herein.) Unlike purchases from qualifying facilities under PURPA (see "Other Power Purchases" herein), however, utilities have no statutory obligation to purchase power from EWGs. Furthermore, EWGs are precluded from making direct sales to retail electricity customers.

     The Energy Policy Act also broadens the authority of FERC to require a utility to transmit power to or on behalf of other participants in the electric utility industry, including EWGs and qualifying facilities, but FERC is precluded from requiring a utility to transmit power from another entity directly to a retail customer.

        CO-OWNERS OF THE PLANTS AND THE PLANT AND TRANSMISSION AGREEMENTS


CO-OWNERS OF THE PLANTS

     Plants Hatch, Vogtle, Wansley and Scherer Units No. 1 and No. 2 are co-owned by Oglethorpe, GPC, MEAG and Dalton, and Rocky Mountain is co-owned by Oglethorpe and GPC. Each such co-owner owns, and Oglethorpe owns or leases, undivided interests in the amounts shown in the following table (which excludes the Plant Wansley combustion turbine). GPC is the construction and operating agent for each of these plants, except for Rocky Mountain for which Oglethorpe is the construction and operating agent. (See "The Plant Agreements" herein.)

                                 NUCLEAR                            COAL-FIRED              PUMPED STORAGE
                     ------------------------------     --------------------------------    --------------
                         PLANT           PLANT              PLANT         SCHERER UNITS          ROCKY
                         HATCH           VOGTLE            WANSLEY        NO. 1 & NO. 2       MOUNTAIN(3)       TOTAL
                     -------------    -------------     -------------    ---------------    ---------------     -----
                       %     MW(1)      %     MW(1)       %     MW(1)      %       MW(1)      %       MW(1)     MW(1)
                     ----    -----    ----    -----     ----    -----    ----      -----    ----      -----     -----
Oglethorpe . . .     30.0      489     30.0     696     30.0      519     60.0(2)    982      75(4)     636     3,322
GPC. . . . . . .     50.1      817     45.7   1,060     53.5      926      8.4       137      25(4)     212     3,152
MEAG . . . . . .     17.7      288     22.7     527     15.1      261     30.2       494      --         --     1,570
Dalton . . . . .      2.2       36      1.6      37      1.4       24      1.4        23      --         --       120
                    -----    -----    -----   -----    -----    -----    -----     -----     ---        ---     -----
Total. . . . . .    100.0    1,630    100.0   2,320    100.0    1,730    100.0     1,636     100        848     8,164
                    -----    -----    -----   -----    -----    -----    -----     -----     ---        ---     -----
                    -----    -----    -----   -----    -----    -----    -----     -----     ---        ---     -----

- -------------------------
(1)  Based on nameplate ratings.

(2) Oglethorpe leases its interest in Scherer Unit No. 2 pursuant to long-term net leases.

(3) Rocky Mountain is currently under construction and scheduled to be in commercial operation in early 1995.

(4) Represents Oglethorpe's and GPC's estimated ownership interests upon completion. (See "The Plant Agreements--ROCKY MOUNTAIN" herein.)


     GEORGIA POWER COMPANY

     GPC is a wholly owned subsidiary of The Southern Company, a registered holding company under the Public Utility Holding Company Act, and is engaged primarily in the generation and purchase of electric energy and the transmission, distribution and sale of such energy within the State of Georgia at retail in over 600 communities (including Athens, Atlanta, Augusta, Columbus, Macon, Rome and Valdosta), as well as in rural areas, and at wholesale to Oglethorpe, MEAG and three municipalities. GPC is the largest supplier of electric energy in the State of Georgia. (See "OGLETHORPE POWER CORPORATION-- Relationship with GPC".)

     GPC is subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and, in accordance therewith, files reports and other information with the Securities and Exchange Commission (the "Commission"). Copies of this material can be obtained at prescribed rates from the Commission's Public Reference Section at 450 Fifth Street, N.W., Room 1024, Washington, D.C. 20549. Certain securities of GPC are listed on the New York Stock Exchange, and reports and other information concerning GPC can be inspected at the office of such Exchange.

     MUNICIPAL ELECTRIC AUTHORITY OF GEORGIA

     MEAG, an instrumentality of the State of Georgia, was created for the purpose of providing electric capacity and energy to those political subdivisions of the State of Georgia that owned and operated electric distribution systems at that time. MEAG has entered into power sales contracts with each of 47 cities and one county in the State of Georgia. Such political subdivisions, located in 39 of the State's 159 counties, collectively serve approximately 268,000 electric customers.

     CITY OF DALTON, GEORGIA

     The City of Dalton, located in northwest Georgia, supplies electric capacity and energy to consumers in Dalton, and presently serves more than 10,000 residential, commercial and industrial customers.


THE PLANT AGREEMENTS

     HATCH, WANSLEY, VOGTLE AND SCHERER

     Oglethorpe's rights and obligations with respect to Plants Hatch, Wansley, Vogtle and Scherer are contained in a number of contracts between Oglethorpe and GPC and, in some instances, MEAG and Dalton. Oglethorpe is a party to four Purchase and Ownership Participation Agreements ("Ownership Agreements") under which it acquired from GPC a 30% undivided interest in each of Plants Hatch, Wansley and Vogtle, a 60% undivided interest in Scherer Units No. 1 and No. 2 and a 30% undivided interest in those facilities at Plant Scherer intended to be used in common by Scherer Units No. 1, No. 2, No. 3 and No. 4 (the "Scherer Common Facilities"). Oglethorpe has also entered into four Operating Agreements ("Operating Agreements") relating to the operation and maintenance of Plants Hatch, Wansley and Vogtle and Scherer, respectively. The Operating Agreements and Ownership Agreements relating to Plants Hatch and Wansley are two-party agreements between Oglethorpe and GPC. The other Operating Agreements and Ownership Agreements are agreements among Oglethorpe, GPC, MEAG and Dalton. The parties to each Ownership Agreement and each Operating Agreement are referred to as "Participants" with respect to each such agreement.

     In 1985, in four separate transactions, Oglethorpe sold its entire 60% undivided ownership interest in Scherer Unit No. 2 to four separate owner trusts established by four different institutional investors. (See Note 4 of Notes to Financial Statements in Item 8.) Oglethorpe retained all of its rights and obligations as a Participant under the Ownership and Operating Agreements relating to Scherer Unit No. 2 for the term of the leases. (In the following discussion, references to Participants "owning" a specified percentage of interests include Oglethorpe's rights as a deemed owner with respect to its leased interests in Scherer Unit No. 2.)

     The Ownership Agreements appoint GPC as agent with sole authority and responsibility for, among other things, the planning, licensing, design, construction, renewal, addition, modification and disposal of Plants Hatch, Vogtle, Wansley and Scherer Units No. 1 and No. 2 and the Scherer Common Facilities. Under the Ownership Agreements, Oglethorpe is obligated to pay a percentage of capital costs of the respective plants, as incurred, equal to the percentage interest which it owns or leases at each plant. GPC has responsibility for budgeting capital expenditures subject to, in the case of Scherer Units No. 1 and No. 2, certain limited rights of the Participants to disapprove capital budgets proposed by GPC and to substitute alternative capital budgets.

     Each Operating Agreement gives GPC, as agent, sole authority and responsibility for the management, control, maintenance, operation, scheduling and dispatching of the plant to which it relates. However, as provided in the recent amendments to the Plant Scherer Ownership and Operating Agreements, Oglethorpe has elected to dispatch separately its ownership share of Scherer Units No. 1 and No. 2. (See "THE POWER SUPPLY SYSTEM--Fuel Supply".) In 1990, the co-owners of Plants Hatch and Vogtle entered into the NMBA which amended the Plant Hatch and Plant Vogtle Ownership and Operating agreements, primarily with respect to GPC's reporting requirements, but did not alter GPC's role as agent with respect to the nuclear plants. In 1993, the co-owners entered into the Amended and Restated NMBA which provides for a managing board (the "Nuclear Managing Board") to coordinate the implementation and administration of the Plant Hatch and Plant Vogtle Ownership and Operating Agreements and provides for increased rights for the co-owners regarding certain decisions and allowed GPC to contract with a third party for the operation of the nuclear units. In connection with the recent amendments to the Plant Scherer Ownership and Operating Agreements, the co-owners of Plant Scherer entered into the Plant Scherer Managing Board Agreement which provides for a managing board (the "Plant Scherer Managing Board") to coordinate the implementation and administration of the Plant Scherer Ownership and Operating Agreements and provides for increased rights for the co-owners regarding certain decisions, but does not alter GPC's role as agent with respect to Plant Scherer.

     The Operating Agreements provide that Oglethorpe is entitled to a percentage of the net capacity and net energy output of each plant or unit equal to its percentage undivided interest owned or leased in such plant or unit, subject to its obligation to sell capacity and energy to GPC as described below. Except as otherwise provided, each party is responsible for a percentage of Operating Costs (as defined in the Operating Agreements) and fuel costs of each plant or unit equal to the percentage of its undivided interest which is owned or leased in such plant or unit. For Scherer Units No. 1 and No. 2, each party will be responsible for variable Operating Costs in proportion to the net energy output for its ownership interest, while responsibility for fixed Operating Costs will continue to be equal to the percentage undivided ownership interest which is owned or leased in such unit. GPC is required to furnish budgets for Operating Costs, fuel plans and scheduled maintenance plans subject to, in the case of Scherer Units No. 1 and No. 2, certain limited rights of the Participants to disapprove such budgets proposed by GPC and to substitute alternative budgets. (See "THE POWER SUPPLY SYSTEM--Proposed Changes to Nuclear Plant Operating Arrangements".)

     During the first seven years of Commercial Operation (as defined in the Operating Agreement for Plant Vogtle) of Plant Vogtle, GPC is entitled to a declining percentage of Oglethorpe's capacity and energy for all or a portion of each contract year ending May 31. (See "THE POWER SUPPLY SYSTEM--Power Sales to and Purchases from GPC--GPC SELL-BACK" and Note 1 of the Financial Statements in Item 8.) Regardless of the amount of capacity available, GPC is obligated to pay Oglethorpe monthly for the capacity of each unit to which it is entitled, if any, an amount derived by a formula set forth in the Operating Agreement based upon an average of GPC's annual fixed costs and Oglethorpe's annual fixed costs with respect to each unit. In addition, GPC is responsible for the same percentage of Oglethorpe's share of the Operating Costs and fuel-related costs incurred.

     The Ownership Agreements and Operating Agreements provide that, should a Participant fail to make any payment when due, among other things, such nonpaying Participant's rights to output of capacity and energy would be suspended.

     TERMS. The Operating Agreement for Plant Hatch will remain in effect with respect to Hatch Units No. 1 and No. 2 until 2009 and 2012, respectively. The Operating Agreement for Plant Vogtle will remain in effect with respect to each unit at Plant Vogtle until 2018. The Operating Agreement for Plant Wansley will remain in effect with respect to Wansley Units No. 1 and No. 2 until 2016 and 2018, respectively. The Operating Agreement for Scherer Units No. 1 and No. 2 will remain in effect with respect to Scherer Units No. 1 and No. 2 until 2022 and 2024, respectively. Upon termination of each Operating Agreement, GPC will retain such powers as are necessary in connection with the disposition of the property of the applicable plant, and the rights and obligations of the parties shall continue with respect to actions and expenses taken or incurred in connection with such disposition.

     ROCKY MOUNTAIN

     Oglethorpe's rights and obligations with respect to Rocky Mountain are contained in several contracts between Oglethorpe and GPC, the co-owners of Rocky Mountain. Pursuant to Rocky Mountain Pumped Storage Hydroelectric Ownership Participation Agreement, by and between Oglethorpe and GPC (the "Ownership Participation Agreement"), on December 15, 1988, Oglethorpe acquired a 3% undivided interest in Rocky Mountain, together with a future interest in the remaining 97% undivided interest. In connection with this acquisition, Oglethorpe and GPC also entered into the Rocky Mountain Pumped Storage Hydroelectric Project Operating Agreement (the "Rocky Mountain Operating Agreement").

     Under the Ownership Participation Agreement, Oglethorpe has responsibility for financing and completing the construction of Rocky Mountain. As Oglethorpe expends funds for construction, GPC's ownership interest decreases and Oglethorpe's ownership interest increases. At all times, each party's undivided interest in the project is equal to the proportion that its respective investment bears to the total investment in the project (excluding each party's cost of funds and ad valorem taxes). Except as described below in respect of the exercise by GPC of its option to retain a minimum ownership interest, GPC is not required to expend any funds for construction. GPC's prior investment is determined in "as-spent" dollars, while Oglethorpe's investment is discounted to constant 1987 dollars (computed using a semi-annual Handy-Whitman Index).

     The Ownership Participation Agreement appoints Oglethorpe as agent with sole authority and responsibility for, among other things, the planning, licensing, design, construction, operation, maintenance and disposal of Rocky Mountain. The Ownership Participation Agreement provides that Oglethorpe must use its reasonable best efforts in accordance with Prudent Utility Practices (as defined therein) to have Rocky Mountain in commercial operation by June 1, 1996.

     The Rocky Mountain Operating Agreement gives Oglethorpe, as agent, sole authority and responsibility for the management, control, maintenance and operation of Rocky Mountain. In general, each co-owner is responsible for payment of its respective ownership share of all Operating Costs and Pumping Energy Costs (as defined in the Rocky Mountain Operating Agreement) as well as costs incurred as the result of any separate schedule or independent dispatch. A co-owner's share of net available capacity and net energy is the same as its respective ownership interest under the Ownership Participation Agreement. GPC will schedule and dispatch Rocky Mountain on a continuous economic dispatch basis, on behalf of itself and Oglethorpe, and will notify Oglethorpe in advance of estimated operating levels, until such time as Oglethorpe may elect to schedule separately its ownership interest. The Rocky Mountain Operating Agreement will terminate on the fortieth anniversary of the Completion Adjustment Date (as defined therein).


AGREEMENTS RELATING TO THE INTEGRATED TRANSMISSION SYSTEM

     Oglethorpe and GPC have entered into the ITSA to provide for the transmission and distribution of electric energy in the State of Georgia, other than in certain counties, and for bulk power transactions, through use of the ITS. The ITS, together with transmission system facilities acquired or constructed by MEAG and Dalton under agreements with GPC referred to below, was established in order to obtain the benefits of a coordinated development of the parties' transmission facilities and to make it unnecessary for any party to construct duplicative facilities. The ITS consists of all transmission facilities, including land, owned by the parties on the date the ITSA became effective and those thereafter acquired, which are located in the State of Georgia other than in the excluded counties and which are used or usable to transmit power of a certain minimum voltage and to transform power of a certain minimum voltage and a certain minimum capacity (the "Transmission Facilities"). GPC has entered into agreements with MEAG and Dalton that are substantially similar to the ITSA, and GPC may enter into such agreements with other entities. The ITSA will remain in effect through December 31, 2012 and, if not then terminated by five years' prior written notice by either party, will continue until so terminated.

     The ITSA is administered by a Joint Committee established by a Joint Committee Agreement, summarized below. Each year, the Joint Committee determines a four-year plan of additions to the Transmission Facilities that will reflect the current and anticipated future transmission requirements of the parties. Oglethorpe and GPC are each required to maintain an original cost investment in the Transmission Facilities in proportion to their respective Peak Loads (as defined in the ITSA).

     Oglethorpe and GPC are parties to a Transmission Facilities Operation and Maintenance Contract (the "Transmission Operation Contract"), under which GPC provides System Operator Services (as defined in the Transmission Operation Contract) for Oglethorpe. In addition, GPC is required to provide such supervision, operation and maintenance supplies, spare parts, equipment and labor for the operation, maintenance and construction as may be specified by Oglethorpe. GPC is also required to perform certain emergency work under the Transmission Operation Contract. Oglethorpe is permitted, upon notice to GPC, to perform, or contract with others for the performance of, certain services performed by GPC. Absent termination or amendment of the Transmission Operation Contract, however, GPC will continue to perform System Operator Services for Oglethorpe. The term of the Transmission Operation Contract will continue from year to year unless terminated by either party upon four years' notice. Oglethorpe is required to pay its proportionate share of the cost for the services provided by GPC.


THE JOINT COMMITTEE AGREEMENT

     Oglethorpe, GPC, MEAG and Dalton are parties to a Joint Committee Agreement. In the past, the Joint Committee coordinated the implementation and administration of the various Ownership Agreements and Operating

Agreements, the various integrated transmission system agreements, and the various integrated transmission system operation and maintenance agreements among the parties. However, the Nuclear Managing Board has assumed such responsibilities for Plants Hatch and Vogtle, the Plant Scherer Managing Board has assumed such responsibilities for Plant Scherer and, if agreed by the co-owners, an operating committee would also assume such responsibilities for Plant Wansley. (See "The Plant Agreements--HATCH, WANSLEY, VOGTLE AND SCHERER" herein.) The Joint Committee Agreement also makes allowance for the joint planning of future transmission and generation facilities.

ITEM 2. PROPERTIES

     Information with respect to Oglethorpe's properties is set forth under the caption "THE POWER SUPPLY SYSTEM" included in Item 1 and is incorporated herein by reference.


ITEM 3.  LEGAL PROCEEDINGS

     Oglethorpe is a party to various actions and proceedings incident to its normal business. Liability in the event of final adverse determinations in any of these matters is either covered by insurance or, in the opinion of Oglethorpe's management, after consultation with counsel, should not in the aggregate have a material adverse effect on the financial position or results of operations of Oglethorpe.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS Not Applicable.

ITEM 6.  SELECTED FINANCIAL DATA
- -----------------------------------------------------------------------------


                                                                             (dollars in thousands)

                                                       1993           1992             1991              1990             1989
- ---------------------------------------------------------------------------------------------------------------------------------
- -
OPERATING REVENUES:
 Sales to Members . . . . . . . . . . . . . . . .  $   899,720    $   816,000      $   763,657       $   710,607      $   631,966
 Sales to non-Members . . . . . . . . . . . . . .      200,940        268,763          300,293           390,535          367,183
                                                   -----------    -----------      -----------       -----------      -----------
 Total operating revenues . . . . . . . . . . . .    1,100,660      1,084,763        1,063,950         1,101,142          999,149
                                                   -----------    -----------      -----------       -----------      -----------
OPERATING EXPENSES:
 Fuel . . . . . . . . . . . . . . . . . . . . . .      176,342        167,288          165,168           209,971          180,698
 Production . . . . . . . . . . . . . . . . . . .      129,972        115,915          130,041           125,506           97,266
 Purchased power. . . . . . . . . . . . . . . . .      271,970        230,510          229,898           213,311          202,778
 Depreciation and amortization. . . . . . . . . .      128,060        126,047          135,152           134,021          123,614
 Taxes. . . . . . . . . . . . . . . . . . . . . .       25,148         19,634           42,422            41,798           31,541
 Other operating expenses . . . . . . . . . . . .       44,876         50,578           49,373            41,755           33,301
                                                   -----------    -----------      -----------       -----------      -----------
 Total operating expenses . . . . . . . . . . . .      776,368        709,972          752,054           766,362          669,198
                                                   -----------    -----------      -----------       -----------      -----------

OPERATING MARGIN. . . . . . . . . . . . . . . . .      324,292        374,791          311,896           334,780          329,951
OTHER INCOME, NET . . . . . . . . . . . . . . . .       38,741         45,928          113,441            94,471           70,297
NET INTEREST CHARGES. . . . . . . . . . . . . . .     (350,652)      (393,247)        (396,892)         (400,712)        (379,820)
                                                   -----------    -----------      -----------       -----------      -----------
MARGIN BEFORE CUMULATIVE EFFECT
 OF CHANGE IN ACCOUNTING
 PRINCIPLE. . . . . . . . . . . . . . . . . . . .       12,381         27,472           28,445            28,539           20,428
CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING FOR INCOME TAXES. . . . . . . . . . .       13,340           -                -                 -                -
                                                   -----------    -----------      -----------       -----------      -----------
NET MARGIN. . . . . . . . . . . . . . . . . . . .  $    25,721    $    27,472      $    28,445       $    28,539      $    20,428
                                                   -----------    -----------      -----------       -----------      -----------
                                                   -----------    -----------      -----------       -----------      -----------


ELECTRIC PLANT, NET:
 In service . . . . . . . . . . . . . . . . . . .  $ 4,054,956    $ 4,122,411      $ 4,196,966       $ 4,268,440      $ 4,275,770
 Construction work in progress. . . . . . . . . .      450,965        322,628          178,980           102,045          103,729
                                                   -----------    -----------      -----------       -----------      -----------
                                                   $ 4,505,921    $ 4,445,039      $ 4,375,946       $ 4,370,485      $ 4,379,499
                                                   -----------    -----------      -----------       -----------      -----------
                                                   -----------    -----------      -----------       -----------      -----------

TOTAL ASSETS. . . . . . . . . . . . . . . . . . .  $ 5,323,890    $ 5,359,597      $ 5,246,435       $ 5,200,762      $ 5,288,673
                                                   -----------    -----------      -----------       -----------      -----------
                                                   -----------    -----------      -----------       -----------      -----------

CAPITALIZATION:
 Long-term debt . . . . . . . . . . . . . . . . .  $ 4,058,251    $ 4,095,796      $ 4,093,218       $ 4,094,246      $ 4,112,892
 Obligation under capital leases. . . . . . . . .      303,458        302,061          300,833           299,783          298,929
 Patronage capital and membership fees. . . . . .      289,982        264,261          236,789           217,895          194,233
                                                   -----------    -----------      -----------       -----------      -----------
                                                   $ 4,651,691    $ 4,662,118      $ 4,630,840       $ 4,611,924      $ 4,606,054
                                                   -----------    -----------      -----------       -----------      -----------
                                                   -----------    -----------      -----------       -----------      -----------

PROPERTY ADDITIONS. . . . . . . . . . . . . . . .  $   235,285    $   232,283      $   225,021       $   200,257      $   226,709
                                                   -----------    -----------      -----------       -----------      -----------
                                                   -----------    -----------      -----------       -----------      -----------

ENERGY SUPPLY (MEGAWATT-HOURS):
 Generated. . . . . . . . . . . . . . . . . . . .   14,575,920     13,805,683       12,686,323        13,387,572       12,079,706
 Purchased. . . . . . . . . . . . . . . . . . . .    7,620,815      6,233,262        6,915,758         6,198,434        5,664,919
                                                   -----------    -----------      -----------       -----------      -----------
 Available for sale . . . . . . . . . . . . . . .   22,196,735     20,038,945       19,602,081        19,586,006       17,744,625
                                                   -----------    -----------      -----------       -----------      -----------
                                                   -----------    -----------      -----------       -----------      -----------



MEMBER REVENUE PER kWh SOLD . . . . . . . . . . .   5.47 cents     5.55 cents       5.36 cents        5.01 cents       4.84 cents



CERTAIN PRIOR YEAR AMOUNTS HAVE BEEN RECLASSIFIED TO CONFORM WITH CURRENT YEAR PRESENTATION.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     MARGINS AND PATRONAGE CAPITAL

     Oglethorpe operates on a not-for-profit basis and, accordingly, seeks only to generate revenues sufficient to recover its cost of service and to generate margins sufficient to establish reasonable reserves and meet certain financial coverage requirements. Revenues in excess of current period costs in any year are designated in Oglethorpe's statements of revenues and expenses and patronage capital as net margin. Retained net margins are designated on Oglethorpe's balance sheets as patronage capital, which is allocated to each of its 39 retail electric distribution cooperatives (Members) on the basis of its electricity purchases from Oglethorpe. Since its formation in 1974, Oglethorpe has generated a positive net margin in each year and, as of December 31, 1993, had a balance of $290 million in patronage capital.

     Patronage capital constitutes the principal equity of Oglethorpe. As a means of accumulating additional equity, Oglethorpe's Board of Directors amended in 1992 the patronage capital retirement policy for returning margins to the Members to extend the retirement schedule from 13 years to 30 years after the year in which the margins were generated. Pursuant to such policy, no patronage capital would be retired until 2010, at which time the 1979 patronage capital would be returned. Any distributions of patronage capital are subject to the discretion of the Board of Directors and approval by the Rural Electrification Administration (REA).

     Oglethorpe's equity ratio (patronage capital and membership fees divided by total capitalization) increased from 5.7% at December 31, 1992 to 6.2% at December 31, 1993.

     RATES AND FINANCIAL COVERAGE REQUIREMENTS

     Oglethorpe's policy is to design its rates to generate sufficient revenues to recover its Member cost of service and produce net margins at such levels as Oglethorpe's Board of Directors determines to be consistent with sound financial practice. Rate revisions by Oglethorpe are subject to the approval of the REA and, to date, the REA has not reduced or delayed the effectiveness of any rate increase proposed by Oglethorpe. Oglethorpe has entered into a wholesale power contract with each of its Members that requires rates to be designed to recover all costs as described in such contracts. Oglethorpe's rates include an energy charge that is set annually and adjusted at mid-year to recover actual fuel and variable operations and maintenance costs. Oglethorpe reviews its rates at least annually to ensure that its fixed costs are being adequately recovered and, if necessary, adjusts its rates to meet its net margin goals.

     Oglethorpe utilizes a Times Interest Earned Ratio (TIER) as the basis for establishing its annual net margin goal. TIER is determined by dividing the sum of Oglethorpe's net margin plus interest on long-term debt (including interest charged to construction) by Oglethorpe's interest on long-term debt (including interest charged to construction). The REA Mortgage requires Oglethorpe to implement rates that are designed to maintain an annual TIER of not less than
1.05. In addition to the TIER requirement under the REA Mortgage, Oglethorpe is also required under the REA Mortgage to implement rates designed to maintain a Debt Service Coverage Ratio (DSC) of not less than 1.0 and an Annual Debt Service Coverage Ratio (ADSCR) of not less than 1.25. DSC is determined by dividing the sum of Oglethorpe's net margin plus interest on long-term debt (including interest charged to construction) plus depreciation and amortization (excluding amortization of nuclear fuel and debt discount and expense) by Oglethorpe's interest and principal payable on long-term debt (including interest charged to construction). ADSCR is determined by dividing the sum of Oglethorpe's net margin plus interest on long-term debt (excluding interest charged to construction) plus depreciation and amortization (excluding amortization of nuclear fuel and debt discount and expense) by Oglethorpe's interest and principal payable on long-term debt secured under the REA Mortgage (excluding interest charged to construction). Oglethorpe has always met or exceeded the TIER, DSC and ADSCR requirements of the REA Mortgage.

     TIER, DSC and ADSCR for the years 1991 through 1993 were as follows:



- -----------------------------------------------------------------------------
                              1993                1992                1991
- -----------------------------------------------------------------------------
TIER                          1.07                1.07                1.07
DSC                           1.23                1.22                1.28
ADSCR                         1.26                1.25                1.31
- -----------------------------------------------------------------------------

     In 1992, as part of a plan to build additional equity, Oglethorpe's Board of Directors revised its annual net margin goal to be the amount required to produce a TIER of 1.07 in each year through 1995, 1.08 in 1996, 1.09 in 1997 and
1.10 in 1998 and thereafter. Historically, by setting rates to meet the TIER goals established by Oglethorpe's Board, the DSC and ADSCR requirements of the REA Mortgage have always been met or exceeded. Based on Oglethorpe's current financial projections, however, rates based on these levels of TIER may not be sufficient to meet the ADSCR requirement of the REA Mortgage. In that event, rates sufficient to meet the ADSCR requirements would have to be established.

     HISTORICAL FACTORS AFFECTING FINANCIAL PERFORMANCE

     Over the past several years, the most significant factor affecting Oglethorpe's financial performance has been the mechanisms Oglethorpe has utilized to moderate the financial impact of new generating plants. During this period, Oglethorpe's Members absorbed much of the cost of its ownership interests in Plant Vogtle and Scherer Units No. 1 and No. 2.

     The mechanisms used by Oglethorpe to mitigate the rate impact of absorbing these costs have included both long-term contractual arrangements with Georgia Power Company (GPC) and Board of Directors policies that have resulted in the gradual absorption of costs over several years.

     Contractual arrangements with GPC provide that Oglethorpe sell to GPC and GPC purchase from Oglethorpe a declining percentage of Oglethorpe's entitlement to the capacity and energy of certain co-owned generating plants during the initial years of operation of such units (GPC Sell-back). The GPC Sell-back will expire for Plant Vogtle Unit No. 1 as of May 31, 1994, and for Plant Vogtle Unit No. 2 as of May 31, 1995. The GPC Sell-back for Scherer Unit No. 1 expired in May 1991 and for Scherer Unit No. 2, in May 1993. (See Note 1 of Notes to Financial Statements.) The historical ability of Oglethorpe to sell power from new units to GPC under the GPC Sell-back has enabled Oglethorpe to moderate the effects of the higher costs associated with new generating units on Oglethorpe's cost of service and therefore on the rates charged Members. Furthermore, the GPC Sell-back has enabled Oglethorpe to obtain the generating capacity needed to serve anticipated increases in Member loads while minimizing the risks and costs of excess generating capacity.

     Prior to the completion of the first unit of Plant Vogtle in 1987, Oglethorpe's Board of Directors implemented policies that have resulted in the gradual absorption of the costs of Plant Vogtle by the Members. In each of the years 1985 through 1993, Oglethorpe exceeded its net margin goal. The Board adopted resolutions in each of these years requiring that these excess margins be deferred and used to mitigate rate increases associated with Plant Vogtle. In each year beginning with 1989, a portion of these margins has been returned to the Members through billing credits. (See Note 1 of Notes to Financial Statements.)

     Furthermore, during 1986 and 1987, Oglethorpe's rates to its Members included a one mill per kilowatt-hour (kWh) charge (Vogtle Surcharge). The Vogtle Surcharge represented a pre-collection of charges prior to commercial operation of Plant Vogtle the effect of which was to mitigate future rate increases. In addition, two of the Members elected to increase the level of this charge for their systems during this period.

     As of December 31, 1993, Oglethorpe held a balance of approximately $48 million from deferred margins and the voluntary Vogtle Surcharges to two Members which will be utilized for future rate mitigation. Oglethorpe's Board of Directors and the two Members intend to utilize these amounts as offsets to rates charged during 1994 and 1995. By the end of 1995, all costs associated with Plant Vogtle will be included in Member rates.

RESULTS OF OPERATIONS

     OPERATING REVENUES

     Oglethorpe's operating revenues are derived from sales of electric services to the Members and non-Members. Revenues from Members are collected pursuant to the wholesale power contracts and are a function of the demand for power by the Members' consumers and Oglethorpe's cost of service. Historically, most of Oglethorpe's non-Member revenues have resulted from various plant operating agreements with GPC as discussed below. For the period 1991 through 1993, although total revenues have remained virtually unchanged, the scheduled reduction of the GPC Sell-back has resulted in the planned decrease of non-Member revenues from GPC of almost $130 million. As expected, the capacity and energy no longer being sold to GPC have been used by Oglethorpe to meet increased Member requirements. In addition to increasing sales to Members, Oglethorpe has increased revenues from energy sales and transmission sales to other utilities in order to mitigate the need to recover from the Members costs which were previously recovered through sales to GPC.

     SALES TO MEMBERS. Revenues from sales to Members increased 10.3% in 1993 compared to 1992, and increased 6.9% in 1992 compared to 1991. These increases reflect two factors: first, higher capacity rates, offset by the pass-through of savings in energy costs (see discussion of savings in fuel costs under "OPERATING EXPENSES" herein); and second, increased amounts of energy sold. Concerning the first factor, as non-Member revenues from GPC have declined, Oglethorpe has increased rates to Members to recover the fixed costs which had previously been recovered from GPC through the GPC Sell-back. Since December 28, 1990, Oglethorpe has placed into effect four rate changes, as set forth below:


- -----------------------------------------------------------------------------

                EFFECTIVE DATE           RATE CHANGE (1)
- -----------------------------------------------------------------------------

               January 1, 1994               -4.5%
               January 1, 1993                1.7%
               December 27, 1991              8.8%
               December 28, 1990              4.8%

(1) After credit for deferred margins. (See Note 1 of Notes to Financial Statements.)
- -----------------------------------------------------------------------------

     Oglethorpe was able to implement a rate reduction for 1994 because the anticipated additional revenues to be derived based on the increase in the Members' 1993 peak demand more than offset the reduction in revenues from the GPC Sell-back.

     Oglethorpe's wholesale rate to the Members sets forth the manner in which energy costs are to be recovered. Oglethorpe's rate provides that actual energy costs be passed through to the Members such that energy revenues equal energy costs.

     The following table summarizes the amounts of kilowatt-hours sold to Members during each of the past three years:



- -----------------------------------------------------------------------------
                                 KILOWATT-HOURS
                                 (in thousands)
- -----------------------------------------------------------------------------
                       1993                   16,253,283
                       1992                   14,466,943
                       1991                   14,022,213
- -----------------------------------------------------------------------------

     The net impact of the above capacity and energy rate factors, combined with the spreading of fixed capacity costs over an increasing number of kWh sold each year, have resulted in the following average Member revenues:

- -----------------------------------------------------------------------------
                               CENTS/KILOWATT-HOUR
- -----------------------------------------------------------------------------
                           1993                  5.47 cents
                           1992                  5.55
                           1991                  5.36
- -----------------------------------------------------------------------------


     Oglethorpe is reducing the need to recover from Members the additional costs resulting from reductions to the GPC Sell-back by increasing revenues from off-system sales and reducing fixed and operating costs.

     In addition to the impact of reductions in GPC Sell-back revenues, future Member rates will also be affected by such factors as fixed costs relating to the Rocky Mountain Project, a pumped storage hydroelectric facility (Rocky Mountain), the cost of adding to Oglethorpe's existing transmission system, changes in fuel costs, environmental and other governmental regulations applicable to Oglethorpe and its suppliers and the completion in 1995 of the amortization of deferred margins. Oglethorpe's future rates will also be affected by its ability to forecast accurately its future power resource needs and by its ability to obtain and manage its power resources, including its purchases and construction of generating capacity and its procurement of coal.

     SALES TO NON-MEMBERS. Sales of electric services to non-Members are primarily made pursuant to three different types of contractual arrangements with GPC and from off-system sales to other non-Member utilities. The following table summarizes the amounts of non-Member revenues from these sources for the past three years:



- -------------------------------------------------------------------------------
                                         1993            1992           1991
                                                (DOLLARS IN THOUSANDS)
- -------------------------------------------------------------------------------

Plant operating agreements             $106,146        $171,686       $235,851
Power supply arrangements                44,904          61,602         45,662
Transmission agreements                  13,549          29,586         17,203
Other utilities                          36,341           5,889          1,577
                                        -------         -------        -------
Total                                  $200,940        $268,763       $300,293
                                        -------         -------        -------
                                        -------         -------        -------
- -------------------------------------------------------------------------------


     Revenues from sales to non-Members declined in 1993 compared to 1992, and in 1992 compared to 1991. These decreases were primarily attributable to scheduled reductions in plant operating agreement revenues attributable to the GPC Sell-back with respect to Plants Vogtle and Scherer.

     The second source of non-Member revenues is power supply arrangements with GPC. These revenues are derived, for the most part, from energy sales arising from dispatch situations whereby GPC causes co-owned coal-fired generating resources to be operated when Oglethorpe's system does not require all or part of its contractual entitlement to the generation. These revenues essentially represent reimbursement of costs to Oglethorpe because, under the operating agreements, Oglethorpe is responsible for its share of fuel costs any time a unit operates. The greater amount of such revenues in 1992 compared to 1993 and 1991 was largely attributable to GPC's operational decisions causing a higher level of generation at Plant Scherer in 1992.

     The third source of non-Member revenues is payments from GPC for use of the Integrated Transmission System (ITS) and related transmission interfaces. GPC compensates Oglethorpe to the extent that Oglethorpe's percentage of investment in the ITS exceeds its percentage use of the system. In such case, Oglethorpe is entitled to income as compensation for the use of its investment by the other ITS participants. In addition, beginning in 1991, GPC purchased the right to use the majority of Oglethorpe's share of the interface capability between the ITS and the Florida electric system through May 1994.

     The higher amount of transmission agreement revenues in 1992 compared to 1993 and 1991 was partially attributable to the receipt by Oglethorpe in 1992 of a payment of $10.5 million from GPC as a result of adjustments of transmission income for the years 1990 through 1992.

     Other revenues from non-Members increased significantly in 1993 compared to 1992 and 1991. This increase reflects greater revenues from off-system energy sales. Oglethorpe is continuing to seek to make off-system sales to non-Members.

     OPERATING EXPENSES

     Oglethorpe's operating expenses increased 9.4% in 1993 compared to 1992 and decreased 5.6% in 1992 compared to 1991. The increase in operating expenses in 1993 compared to 1992 was primarily attributable to higher production expenses, purchased power expenses and taxes other than income taxes. The decrease in operating expenses in 1992 compared to 1991 was primarily due to declines in production expenses, depreciation and amortization, taxes other than income taxes and income taxes.

     Generally, over the years 1991 through 1993, the Members have received the benefit of declining average fuel costs of Oglethorpe's generating resources through the pass-through of lower energy costs. The average fuel costs of Oglethorpe's nuclear and fossil generating resources for the last three years are as follows:

- -------------------------------------------------------------------------------
                                       CENTS/KILOWATT-HOUR
                                       -------------------
                                       NUCLEAR      FOSSIL
- -------------------------------------------------------------------------------
             1991                       .80 cents   2.08 cents
             1992                       .66         2.04
             1993                       .61         1.96
- -------------------------------------------------------------------------------

     Much of the reduction in average fuel costs was attributable to Oglethorpe's nuclear units. Fuel savings were particularly significant at Plant Vogtle where average fuel costs declined by 29% in 1993 compared to 1991. The decline was primarily due to the lower cost of replacement fuel relative to the cost of the initial core loading of fuel. These initial fuel supplies were purchased well in advance of commercial operation of these units and carried a significantly higher amount of capitalized interest than subsequent fuel reloads. Additionally, as a result of purchases of nuclear fuel in the spot market, Oglethorpe's costs for nuclear fuel in the last three years have been favorably impacted.

     The lower amount of production expenses in 1992 compared to 1993 and 1991 was attributable to a reduced number of nuclear refueling outages in 1992. Two of Oglethorpe's nuclear units underwent planned outages in 1992, as compared to three units in both 1993 and 1991.

     The increase in 1993 in purchased power expenses was the result of a 22% increase in kWh purchases. This increase was, for the most part, necessitated by the greater energy needs of the Members (see "OPERATING REVENUES - SALES TO MEMBERS" herein) and by Oglethorpe's increased off-system energy sales (see "OPERATING REVENUES - SALES TO NON-MEMBERS" herein).

     The decline in power delivery expenses from 1991 through 1993 was due to the lengthening of maintenance cycles, particularly on substation equipment, and to delays in 1993 by GPC, Oglethorpe's primary transmission maintenance contractor, in performing authorized work. Additionally, in 1991 Oglethorpe incurred a transmission charge of $3.8 million resulting from a greater percentage use of the ITS compared to its projected percentage of investment. (This amount was subsequently returned to Oglethorpe in 1992. See discussion of transmission income adjustment in 1992 under "OPERATING REVENUES - SALES TO NON-MEMBERS" herein.)

     The increase in sales, administrative and general expense in 1992 compared to 1991 was primarily attributable to increases in property insurance for co-owned plants, expanded marketing programs, and the expenses associated with one-time payments made to separated employees and to the utilization of consultants in a workforce reduction undertaken in 1992.

     Decreases in depreciation and amortization, income taxes and taxes other than income taxes also contributed to the decrease in total operating expenses in 1992 compared to 1991. These lower expense categories also directly contributed to the substantial amount of margins earned in excess of the 1992 TIER-based goal. (See the discussion below under "OTHER INCOME" concerning the disposition of this excess.)

     As a result of depreciation studies undertaken by GPC as operating agent in the fall of 1991, Oglethorpe implemented lower depreciation rates for all co-owned generating units. The lower rates are primarily due to a plant life extension program undertaken by GPC for the co-owned units.

     Property taxes, which constitute the majority of taxes other than income taxes, decreased in 1992 as a result of the favorable resolution of Oglethorpe's property tax appeal with the State of Georgia for the years 1985 through 1988. The negotiated settlement of this appeal resulted in a reduction of 1992 property tax expense in the amount of approximately $7.5 million.

     Income taxes were substantially lower in 1992 compared to 1991 due to several factors, including lower interest income, less gain in 1992 than in 1991 from the sale of debt service reserve fund securities (see "OTHER INCOME" below) and increased energy sales to GPC and other utilities. These sales to GPC were $16 million higher in 1992, and sales to other utilities were $3 million higher. (See "OPERATING REVENUES - SALES TO NON-MEMBERS" herein.) Oglethorpe deducts both fixed and variable costs from the revenues from these energy sales which generated tax losses resulting in lower taxable income from non-Member sales.

     OTHER INCOME

     Interest income decreased in 1993 and in 1992, as a result of lower average interest rates on investments. In 1992 and 1991, Oglethorpe realized the capital appreciation on securities invested for its debt service reserve funds by selling investments bearing coupon yields which were higher than prevailing market rates. The securities sold in 1991 had been held for a number of years and their average rates were substantially higher than market rates at the time of the sale. The 1992 gain captured only the capital appreciation resulting from declining interest rates during the 12 months following the 1991 sale.

     In 1993, 1992 and 1991, Oglethorpe's Board of Directors authorized the retention of approximately $5 million, $40 million and $12 million, respectively, in excess of the 1.07 TIER margin requirement as deferred margins. The remaining amounts will be available in 1994 and 1995 to mitigate rate increases. Amortization of deferred margins for 1993 was set by Oglethorpe's Board of Directors at $4 million, significantly less than the amounts utilized in 1992 and 1991. (See Note 1 of Notes to Financial Statements for a discussion of deferred margins and amortization of deferred margins.)

     INTEREST CHARGES

     Net interest charges declined in 1993 compared to 1992, and in 1992 compared to 1991. The decrease in interest on long-term debt and capital leases in 1993 was due, for the most part, to the refinancing efforts discussed under "LIQUITY AND CAPITAL RESOURCES" herein. Allowance for debt and equity funds used during construction (AFUDC) increased in 1993 and in 1992 as a result of increased construction activity at Rocky Mountain. The decrease in other interest expense in 1993 was primarily due to higher interest expense in 1992 associated with the settlement of the property tax appeal and the federal income tax case. Additionally, Oglethorpe paid a premium in 1992 in connection with its repricing of Federal Financing Bank (FFB) advances at reduced rates. In order to modify the FFB advances, Oglethorpe paid a premium equal to approximately one year's interest on these repriced advances.

LIQUIDITY AND CAPITAL RESOURCES

     In the past, Oglethorpe, like most other G&Ts, has obtained the majority of its long-term financing from REA-guaranteed loans funded by the FFB. Oglethorpe has also obtained a substantial portion of its long-term financing requirements from tax-exempt pollution control bonds (PCBs).

     In addition, Oglethorpe's operations have consistently provided a sizable contribution to the financing of construction programs, such that internally generated funds have provided interim funding or long-term capital for nuclear fuel reloads, new generation, transmission and general plant facilities, and replacements and additions to existing facilities.

     Oglethorpe's investment in electric plant, net of depreciation, was approximately $4.5 billion as of December 31, 1993. Expenditures for property additions during 1993 amounted to approximately $235 million, of which $198 million was provided from operations. These expenditures were primarily for the construction of Rocky Mountain and replacements and additions to generation and transmission facilities.

     As part of its ongoing capital planning, Oglethorpe forecasts expenditures required for generation and transmission facilities and related capital projects. Actual construction costs may vary from the estimates below because of factors such as changes in business conditions, fluctuating rates of load growth, environmental requirements, design changes and rework required by regulatory bodies, delays in obtaining necessary Federal and other regulatory approvals, construction delays, and cost of capital, equipment, material and labor. The table below indicates Oglethorpe's estimated capital expenditures through 1996, including AFUDC:

- -------------------------------------------------------------------------------
                              CAPITAL EXPENDITURES
                             (DOLLARS IN THOUSANDS)

Year    Generation(1)   Transmission    Rocky Mtn.(2)   General       Total
- -------------------------------------------------------------------------------
1994      $ 84,982        $ 60,966       $118,055       $20,384(3)    $284,387
1995        85,389          52,319         61,493         5,015        204,216
1996        90,231          53,285            882         3,239        147,637
          --------        --------       --------       -------       --------
Total     $260,602        $166,570       $180,430       $28,638       $636,240
          --------        --------       --------       -------       --------
          --------        --------       --------       -------       --------


  (1) CONSISTS OF CAPITAL EXPENDITURES REQUIRED FOR REPLACEMENTS AND ADDITIONS TO FACILITIES IN SERVICE, COMPLIANCE WITH ENVIRONMENTAL REGULATIONS, NUCLEAR FUEL RELOADS AND THE PURCHASE OF RAILCARS.
  (2) INCLUDES RELATED TRANSMISSION FACILITIES AND ADDITIONS, RENEWALS AND REPLACEMENTS TO ROCKY MOUNTAIN AFTER ITS IN-SERVICE DATE.
  (3) CONSISTS PRIMARILY OF DEVELOPMENT COSTS RELATED TO AN ENERGY CONTROL
SYSTEM.

- -------------------------------------------------------------------------------

     Based on its current construction budget, Oglethorpe anticipates that it will fund all capital expenditures through 1996, other than for Rocky Mountain, from operations.

     In 1988, Oglethorpe acquired from GPC an undivided ownership interest in Rocky Mountain and assumed responsibility for its construction and operation.
As of December 31, 1993, Rocky Mountain was approximately 90% complete and Oglethorpe's investment in the project was $414 million. Oglethorpe is financing its share of Rocky Mountain from the proceeds of an REA-guaranteed loan funded through the FFB. As of December 31, 1993, $248 million had been advanced under this loan and $459 million remained available to be drawn as permanent financing for Rocky Mountain. Oglethorpe intends to finance all direct expenditures and capitalized interest associated with the construction of Rocky Mountain through such FFB loan, and management believes the amounts remaining to be drawn under such loan are more than adequate to complete the project. The obligation to advance funds under this loan, however, is subject to certain conditions, including the requirement that Oglethorpe maintain an annual TIER of at least 1.0 and that the REA shall not have determined that there has occurred any material adverse change in the assets, liabilities, operations or financial condition of Oglethorpe or any circumstances involving the nature or operation of the business of Oglethorpe. In management's opinion, no such material adverse change has occurred. The current schedule anticipates commercial operation in early 1995.

     Oglethorpe has a commercial paper program under which it may issue commercial paper not to exceed $355 million outstanding at any one time. The commercial paper may be used as a source of short-term funds and is not designated for any specific purpose. Oglethorpe's commercial paper is backed 100% by a committed line of credit provided by a group of banks for which Trust Company Bank acts as agent. Historically, Oglethorpe has not relied on commercial paper for short-term funding due to the availability of internally generated funds and has never utilized the backup line of credit. Oglethorpe has also arranged one committed and two uncommitted lines of credit to provide additional sources of short-term financing. As of December 31, 1993, Oglethorpe's short-term credit facilities were as follows:

- --------------------------------------------------------------------------------
SHORT-TERM CREDIT FACILITIES                                     AUTHORIZED
                                                                     AMOUNT
- --------------------------------------------------------------------------------
  Commercial Paper . . . . . . . . . . . . . . . . . . . . .   $355,000,000
  National Bank for Cooperatives (CoBank). . . . . . . . . .     70,000,000
  National Rural Utilities Cooperative
    Finance Corporation (CFC). . . . . . . . . . . . . . . .     50,000,000
  Trust Company Bank (Committed) . . . . . . . . . . . . . .     30,000,000
- --------------------------------------------------------------------------------

     The maximum amount that can be outstanding at any one time under the commercial paper program and the lines of credit totals $425 million due to certain restrictions contained in the CFC and Trust Company Bank line of credit agreements. As of December 31, 1993, no commercial paper was outstanding and there was no outstanding balance on any line of credit.

     As part of a March 1993 PCB refinancing transaction involving two forward interest rate swap agreements, Oglethorpe is obligated to maintain minimum liquidity in an amount equal to 25% of the principal amount of the variable rate refunding bonds issued or to be issued in connection therewith. This minimum liquidity requirement currently equals $81 million and will decrease proportionately as such variable rate refunding bonds are retired. The minimum liquidity must consist of (a) any combination of (i) amounts available under committed lines of credit and commercial paper programs to pay termination payments, if any, due upon early termination of the forward interest rate swap transactions, (ii) cash, (iii) United States government securities, and (iv) accounts receivable due within 30 days, less (b) monetary obligations due within 30 days. As of December 31, 1993, Oglethorpe had approximately $467 million of such liquidity available to meet this requirement.

     Oglethorpe's scheduled maturities of long-term debt over the next five years total $425 million. Of this amount, $299 million, or seventy percent, relates to the repayment of REA and FFB debt.

     REFINANCING TRANSACTIONS

     Over the past few years, Oglethorpe has implemented a program to reduce its interest costs by refinancing or prepaying a sizable portion of its high-interest PCB and FFB debt. Several transactions were completed in 1993 and early 1994, covering approximately $1.3 billion in existing PCB and FFB debt (See Note 5 of Notes to Financial Statements.) The net result of the 1993 transactions was to reduce the average interest rate on total long-term debt from 8.18% at December 31, 1992 to 7.94% at December 31, 1993. The average interest rate was further reduced to 7.13% as a result of the transactions completed in early 1994.

     In March 1993, Oglethorpe entered into two forward interest rate swap agreements totaling $322 million to refinance $364 million of existing high-interest PCBs. Through this forward swap transaction, Oglethorpe arranged synthetic fixed rate financing at an average effective rate of 6.15% for $200 million of variable rate refunding bonds which were issued on November 30, 1993 and $122 million of variable rate refunding bonds to be issued in the fall of 1994. Interest savings totaling $9.1 million and an additional $4.3 million will occur during the first full year following each respective issuance.

     In February 1994, Oglethorpe refunded $205 million of PCBs through an issuance of $195 million of fixed rate refunding bonds. With an effective interest rate of 4.8%, this transaction will generate net interest savings of about $10.5 million during the first full year. Oglethorpe expects to achieve additional interest savings through a $35 million current refunding of PCBs in the fall of 1994.

     In addition to these refinancings, Oglethorpe has also recently taken certain actions to reduce the interest expense on its FFB debt. In January 1993, Oglethorpe prepaid six FFB advances totaling $75 million with interest rates exceeding 10%. These advances, which had become at least 12 years old, were prepaid with one year's interest premium. The net annual average savings in the first full year are $6.9 million.

     During 1993, Oglethorpe pursued refinancing all of its approximately $3 billion in outstanding REA and FFB debt (the REA Indebtedness) through the issuance of bonds in the public market which would have resulted in Oglethorpe exiting the REA program (the REA Refinancing). In January 1994, FFB advised Oglethorpe that the Department of the Treasury would not take certain actions requested to facilitate the REA Refinancing. Oglethorpe continues to believe that an REA Refinancing is in its long-term best interest and will continue to evaluate options to exit the REA program. If the REA Refinancing were to be consummated, it would require, among other things, a substitution of the REA Mortgage with a trust indenture which would secure all of Oglethorpe's first lien indebtedness, regulation of Oglethorpe's rates by the Federal Energy Regulatory Commission, and certain amendments to the wholesale power contracts between Oglethorpe and each of its Members. Oglethorpe's management is unable to give any assurance at this time that Oglethorpe will be able to effect the REA Refinancing, or, if so, on what terms and conditions.

     Although Oglethorpe continues to pursue the REA Refinancing, it has taken advantage of an option currently available to reduce the interest expense on its FFB debt. At the beginning of 1994, Oglethorpe had over $1 billion of advances that had been outstanding for more than 12 years under notes to the FFB that were eligible to be modified to reduce their interest rates. In two separate transactions in early 1994, Oglethorpe modified certain FFB notes and thereby reduced the interest rates on approximately $795 million of advances. In connection with such note modification, a premium was paid in an amount equal to one year's interest on the advances of approximately $64 million, which will be expensed over the longest remaining life of the subject advances, which is 22 years. These transactions will generate net interest savings of $18.5 million in the first full year. Oglethorpe may elect to reduce the interest rates on approximately $250 million of additional FFB advances through this note modification process. The timing of such election depends on the magnitude of the interest rate savings that can be achieved.

     Oglethorpe is also evaluating and may seek to reduce its interest expense by refinancing certain of its other FFB notes upon payment of a premium as permitted under the recently enacted Section 306C of the Rural Electrification Act. Under 306C, an FFB borrower is able to refinance its outstanding indebtedness at interest rates based on the then current Treasury rates upon payment of a premium. Based on current interest rates and the premium that would be due under Section 306C, Oglethorpe is evaluating refinancing a portion of its FFB indebtedness and financing at least a portion of the premium. Oglethorpe's management has not determined whether Oglethorpe will avail itself of such refinancing option.

     MISCELLANEOUS

     As with utilities generally, inflation has the effect of increasing the cost of Oglethorpe's operations and construction program. Operating and construction costs have been less affected by inflation over the last few years because rates of inflation have been relatively low.

     The implementation of recently released pronouncements of the Financial Accounting Standards Board, including Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and Statement No. 112, "Employer's Accounting for Postemployment Benefits", are not expected to have a material effect on Oglethorpe's results of operations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          OGLETHORPE POWER CORPORATION

                          INDEX TO FINANCIAL STATEMENTS

                                                                                   Page
                                                                                   ----
Statements of Revenues and Expenses, For the Years Ended December 31, 1993,
     1992 and 1991 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     33
Statements of Patronage Capital, For the Years Ended December 31, 1993,
     1992 and 1991 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     33
Balance Sheets, As of December 31, 1993 and 1992 . . . . . . . . . . . . . . . .     34
Statements of Capitalization, As of December 31, 1993 and 1992 . . . . . . . . .     36
Statements of Cash Flows, For the Years Ended December 31, 1993,
     1992 and 1991 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     37
Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . .     38
Report of Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     48
Report of Independent Public Accountants . . . . . . . . . . . . . . . . . . . .     48

STATEMENTS OF REVENUES AND EXPENSES
- -------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991



                                                                                               (DOLLARS IN THOUSANDS)
                                                                                         1993           1992           1991
- ------------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES (NOTE 1):
  Sales to Members . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $  899,720     $  816,000     $  763,657
  Sales to non-Members . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    200,940        268,763        300,293
                                                                                      ---------      ---------      ---------
TOTAL OPERATING REVENUES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1,100,660      1,084,763      1,063,950
                                                                                      ---------      ---------      ---------

OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    176,342        167,288        165,168
  Production . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    129,972        115,915        130,041
  Purchased power (Note 10). . . . . . . . . . . . . . . . . . . . . . . . . . . . .    271,970        230,510        229,898
  Power delivery . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     14,286         17,804         20,443
  Sales, administrative and general. . . . . . . . . . . . . . . . . . . . . . . . .     30,590         32,774         28,930
  Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . . . .    128,060        126,047        135,152
  Taxes other than income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . .     23,328         15,668         22,827
  Income taxes (Note 1). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,820          3,966         19,595
                                                                                      ---------      ---------      ---------
TOTAL OPERATING EXPENSES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    776,368        709,972        752,054
                                                                                      ---------      ---------      ---------
OPERATING MARGIN . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    324,292        374,791        311,896
                                                                                      ---------      ---------      ---------

OTHER INCOME (EXPENSE):
  Interest income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     20,316         29,218         40,814
  Gain on sale of debt service reserve fund securities . . . . . . . . . . . . . . .          -          3,884         32,449
  Amortization of deferred gains (Notes 2 and 6) . . . . . . . . . . . . . . . . . .     12,532         12,486         12,482
  Amortization of proceeds from sale of
     income tax benefits (Note 6)  . . . . . . . . . . . . . . . . . . . . . . . . .      8,102          8,102          8,102
  Amortization of deferred margins (Note 1)  . . . . . . . . . . . . . . . . . . . .      4,138         35,973         31,000
  Deferred margins (Note 1)  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (5,083)       (40,464)       (11,703)
  Co-owner inventory settlement (Note 7) . . . . . . . . . . . . . . . . . . . . . .          -         (4,827)             -
  Allowance for equity funds used during
     construction (Note 1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,278          1,377            782
  Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (3,542)           179           (485)
                                                                                      ---------      ---------      ---------
TOTAL OTHER INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     38,741         45,928        113,441
                                                                                      ---------      ---------      ---------

INTEREST CHARGES:
  Interest on long-term debt and capital leases  . . . . . . . . . . . . . . . . . .    367,439        392,454        398,999
  Other interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      8,539         17,049          7,357
  Allowance for debt funds used during construction (Note 1) . . . . . . . . . . . .    (29,988)       (20,255)       (13,111)
  Amortization of debt discount and expense  . . . . . . . . . . . . . . . . . . . .      4,662          3,999          3,647
                                                                                      ---------      ---------      ---------
NET INTEREST CHARGES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    350,652        393,247        396,892
                                                                                      ---------      ---------      ---------
MARGIN BEFORE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING PRINCIPLE  . . . . . . . . . . . . . . . . . . . . . . . .     12,381         27,472         28,445
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  FOR INCOME TAXES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     13,340              -              -
                                                                                      ---------      ---------      ---------
NET MARGIN . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $   25,721     $   27,472     $   28,445
                                                                                      ---------      ---------      ---------
                                                                                      ---------      ---------      ---------



STATEMENTS OF PATRONAGE CAPITAL
- -------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991




                                                                                               (DOLLARS IN THOUSANDS)
                                                                                         1993           1992           1991
- ------------------------------------------------------------------------------------------------------------------------------
PATRONAGE CAPITAL AND MEMBERSHIP FEES-BEGINNING
    OF YEAR (NOTE 1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $  264,261     $  236,789     $  217,895
NET MARGIN . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     25,721         27,472         28,445
PATRONAGE CAPITAL RETIREMENTS DECLARED   . . . . . . . . . . . . . . . . . . . . . .          -              -         (9,551)
                                                                                      ---------      ---------      ---------
PATRONAGE CAPITAL AND MEMBERSHIP FEES-END OF YEAR. . . . . . . . . . . . . . . . . . $  289,982     $  264,261     $  236,789
                                                                                      ---------      ---------      ---------
                                                                                      ---------      ---------      ---------

CERTAIN PRIOR YEAR AMOUNTS HAVE BEEN RECLASSIFIED TO CONFORM WITH CURRENT YEAR PRESENTATION.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

BALANCE SHEETS
- -------------------------------------------------------------------------------
DECEMBER 31, 1993 AND 1992




- ---------------------------------------------------------------------------------------------------------------------
                                                                                            (DOLLARS IN THOUSANDS)
ASSETS                                                                                    1993                1992
- ---------------------------------------------------------------------------------------------------------------------
ELECTRIC PLANT (NOTES 1, 2, 5 AND 6)
     In service. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   5,047,739       $   4,980,279
     Less: Accumulated provision for depreciation. . . . . . . . . . . . . . . . .     (1,110,296)           (989,892)
                                                                                     ------------        ------------
                                                                                        3,937,443           3,990,387

     Nuclear fuel, at amortized cost . . . . . . . . . . . . . . . . . . . . . . .        110,177             123,627
     Plant acquisition adjustments, at amortized cost. . . . . . . . . . . . . . .          7,336               8,397
     Construction work in progress . . . . . . . . . . . . . . . . . . . . . . . .        450,965             322,628
                                                                                     ------------        ------------
                                                                                        4,505,921           4,445,039
                                                                                     ------------        ------------

INVESTMENTS AND FUNDS, AT COST:
     Bond, reserve and construction funds (Note 4) . . . . . . . . . . . . . . . .        110,390             163,964
     Decommissioning fund (Note 1) . . . . . . . . . . . . . . . . . . . . . . . .         56,911              47,921
     Investment in associated organizations (Note 3) . . . . . . . . . . . . . . .         19,123              19,909
     Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            486                 644
                                                                                     ------------        ------------
                                                                                          186,910             232,438
                                                                                     ------------        ------------

CURRENT ASSETS:
     Cash and temporary cash investments, at cost (Note 1) . . . . . . . . . . . .        244,173             275,624
     Other short-term investments, at cost . . . . . . . . . . . . . . . . . . . .          -                  66,165
     Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         82,274              75,146
     Inventories, at average cost (Note 7) . . . . . . . . . . . . . . . . . . . .         86,468              93,640
     Prepayments and other current assets. . . . . . . . . . . . . . . . . . . . .         14,763              17,132
                                                                                     ------------        ------------
                                                                                          427,678             527,707
                                                                                     ------------        ------------
DEFERRED CHARGES:
     Premium and loss on reacquired debt, being amortized (Note 5) . . . . . . . .         91,981              48,076
     Deferred amortization of Scherer leasehold (Note 2) . . . . . . . . . . . . .         71,559              61,880
     Deferred debt expense being amortized . . . . . . . . . . . . . . . . . . . .         21,527              24,735
     Discontinued project, being amortized (Note 6). . . . . . . . . . . . . . . .         18,314              19,722
                                                                                     ------------        ------------
                                                                                          203,381             154,413
                                                                                     ------------        ------------
                                                                                    $   5,323,890       $   5,359,597
                                                                                     ------------        ------------
                                                                                     ------------        ------------

CERTAIN PRIOR YEAR AMOUNTS HAVE BEEN RECLASSIFIED TO CONFORM WITH CURRENT YEAR PRESENTATION.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.


- ---------------------------------------------------------------------------------------------------------------------
                                                                                            (DOLLARS IN THOUSANDS)
EQUITY AND LIABILITIES                                                                    1993                1992
- ---------------------------------------------------------------------------------------------------------------------
CAPITALIZATION (SEE ACCOMPANYING STATEMENTS):
     Patronage capital and membership fees (Note 1). . . . . . . . . . . . . . . .  $     289,982       $     264,261
     Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,058,251           4,095,796
     Obligation under capital leases (Note 2). . . . . . . . . . . . . . . . . . .        303,458             302,061
                                                                                     ------------        ------------
                                                                                        4,651,691           4,662,118
                                                                                     ------------        ------------

CURRENT LIABILITIES:
     Long-term debt due within one year. . . . . . . . . . . . . . . . . . . . . .         78,644             133,136
     Deferred margins and Vogtle surcharge to be
        refunded within one year (Note 1). . . . . . . . . . . . . . . . . . . . .         26,777               5,738
     Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         62,186              64,535
     Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        108,702              59,323
     Accrued and withheld taxes. . . . . . . . . . . . . . . . . . . . . . . . . .          9,401               3,660
     Energy cost billed in excess of actual (Note 1`). . . . . . . . . . . . . . .         11,456              29,318
     Other current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .         40,234              22,456
                                                                                     ------------        ------------
                                                                                          337,400             318,166
                                                                                     ------------        ------------

DEFERRED CREDITS AND OTHER LIABILITIES:
     Gain on sale of plant, being amortized (Notes 2). . . . . . . . . . . . . . .         65,550              67,892
     Gain on sale of Scherer common facilities, being amortized (Note 6) . . . . .          7,644              17,835
     Sale of income tax benefits, being amortized (Note 6) . . . . . . . . . . . .         66,838              74,939
     Accumulated deferred income taxes (Note 1). . . . . . . . . . . . . . . . . .         65,510              77,225
     Deferred margins and Vogtle surcharge (Note 1). . . . . . . . . . . . . . . .         21,083              42,777
     Decommissioning reserve (Note 1). . . . . . . . . . . . . . . . . . . . . . .         90,476              77,490
     Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         17,698              21,155
                                                                                     ------------        ------------
                                                                                          334,799             379,313
                                                                                     ------------        ------------

COMMITMENTS AND CONTINGENCIES (NOTES 2,6,9 AND 10)


                                                                                    $   5,323,890       $   5,359,597
                                                                                     ------------        ------------
                                                                                     ------------        ------------

STATEMENTS OF CAPITALIZATION
- -------------------------------------------------------------------------------
DECEMBER 31, 1993 AND 1992


                                                                                                      (dollars in thousands)
                                                                                                       1993           1992
- ------------------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT (NOTE 5):
  Mortgage notes payable to the Federal Financing Bank (FFB)
     at interest rates varying from 6.61% to 10.95% (average rate
     of 8.367% at December 31, 1993) due in quarterly installments . . . . . . . . . . . . . .     $ 3,040,767    $ 3,111,160

    Mortgage notes payable to the Rural Electrification Administration (REA)
     at an interest rate of 5% due in monthly installments . . . . . . . . . . . . . . . . . .          23,927         24,365

  Mortgage notes issued in conjunction with the sale by public authorities of pollution control revenue bonds:
        - Series 1978
          Serial bonds, 6.00% to 6.40%, due serially through 1999  . . . . . . . . . . . . . .           5,440          6,180
          Term bonds, 6.80%, due 2009  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          16,700         16,700

        - Series 1982
          Serial bonds, 10.00% to 10.60%, due serially through 1997. . . . . . . . . . . . . .          23,195         27,740

        - Series 1984
          Serial bonds, 9.50% to 10.50%, due serially through 2000 . . . . . . . . . . . . . .          61,800         67,790
          Term bonds, 7.00% to 10.63%, due 2004 to 2014. . . . . . . . . . . . . . . . . . . .         119,135        270,965

        - Series 1984B
          Serial bonds, 9.75% to 10.50%, due serially through 2000 . . . . . . . . . . . . . .          11,530         25,910
          Term bonds, 10.50%, due 2014 . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -         69,080

        - Series 1985
          Serial bonds, 8.50% to 9.50%, due serially through 2001. . . . . . . . . . . . . . .          29,290         31,770
          Term bonds, 7.50% to 9.88%, due 2005 to 2017 . . . . . . . . . . . . . . . . . . . .         141,890        141,890

        - Series 1992A
          Adjustable tender bonds, 2.10% to 2.65%, due 2025  . . . . . . . . . . . . . . . . .         216,925        216,925
          Serial bonds, 3.85% to 6.80%, due serially from 1994 through 2012. . . . . . . . . .         143,710        143,710

        - Series 1992
          Term bonds, 7.50% to 8.00%, due 2003 to 2022 . . . . . . . . . . . . . . . . . . . .          92,130         92,130

        - Series 1993A
          Adjustable tender bonds, 3.10%, due 2016 . . . . . . . . . . . . . . . . . . . . . .         199,690              -

  National Bank for Cooperatives (CoBank) notes payable:
        - Headquarters note payable: $5.4 million fixed at 7.40% through April 1995,
          $0.5 million fixed at 6.35%-7.35% to April 1995; due in quarterly
          installments through January 1, 2009 . . . . . . . . . . . . . . . . . . . . . . . .           5,938          6,328
        - Transmission note payable: fixed at 7.40% through April 1995;
          due in bimonthly installments through November 1, 2018 . . . . . . . . . . . . . . .           2,296          2,310
        - Transmission note payable: fixed at 7.25% through April 1995;
          due in bimonthly installments through September 1, 2019  . . . . . . . . . . . . . .           8,751          8,798
                                                                                                    ----------     -----------
                                                                                                     4,143,114      4,263,751

  Less: Unamortized debt discount  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (6,219)       (34,819)
                                                                                                    ----------     -----------
  Total long-term debt, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,136,895      4,228,932

  Less: Amount due within one year . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (78,644)      (133,136)
                                                                                                    ----------     -----------

TOTAL LONG-TERM DEBT, EXCLUDING AMOUNT DUE WITHIN ONE YEAR . . . . . . . . . . . . . . . . . .       4,058,251      4,095,796

OBLIGATION UNDER CAPITAL LEASES (NOTE 2) . . . . . . . . . . . . . . . . . . . . . . . . . . .         303,458        302,061

PATRONAGE CAPITAL AND MEMBERSHIP FEES (NOTE 1) . . . . . . . . . . . . . . . . . . . . . . . .         289,982        264,261
                                                                                                    ----------     -----------

TOTAL CAPITALIZATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 4,651,691    $ 4,662,118
                                                                                                    ----------     -----------
                                                                                                    ----------     -----------



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

STATEMENTS OF CASH FLOWS
- -------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991



                                                                                               (DOLLARS IN THOUSANDS)
                                                                                         1993           1992           1991
- ------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net margin . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  25,721      $  27,472      $  28,445
                                                                                       --------       --------       --------

  Adjustments to reconcile net margin to net cash
    provided by operating activities:
      Cumulative effect of change in accounting for income taxes . . . . . . . .        (13,340)             -              -
      Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . .        180,221        188,285        203,770
      Amortization of deferred gains . . . . . . . . . . . . . . . . . . . . . .        (12,532)       (12,486)       (12,482)
      Deferred margins and amortization of deferred margins. . . . . . . . . . .            945          4,491        (19,297)
      Amortization of proceeds from sale of income tax benefits. . . . . . . . .         (8,102)        (8,102)        (8,102)
      Interest on decommissioning reserve  . . . . . . . . . . . . . . . . . . .          7,356          5,443          5,850
      Gain on sale of bond fund investments  . . . . . . . . . . . . . . . . . .              -         (3,884)       (32,449)
      Allowance for equity funds used during construction. . . . . . . . . . . .         (2,278)        (1,377)          (782)
      Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .          1,625          2,459         19,595
      Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (13)        (3,066)         1,118

      Change in net current assets, excluding long-term
        debt due within one year and deferred margins and
        Vogtle surcharge to be refunded within one year:
          Receivables  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (7,128)           371         (3,956)
          Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          7,172         (1,670)        (6,865)
          Prepayments and other current assets . . . . . . . . . . . . . . . . .          2,369         (3,043)           109
          Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .         (2,349)         1,106         19,109
          Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . .         49,379         (1,238)          (147)
          Accrued and withheld taxes . . . . . . . . . . . . . . . . . . . . . .          5,741        (14,505)           (55)
          Energy cost billed in excess of actual . . . . . . . . . . . . . . . .        (17,862)        29,318              -
          Other current liabilities  . . . . . . . . . . . . . . . . . . . . . .         15,542         (7,532)        (3,993)
                                                                                       --------       --------       --------
  Total adjustments  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        206,746        174,570        161,423
                                                                                       --------       --------       --------
NET CASH PROVIDED BY OPERATING ACTIVITIES  . . . . . . . . . . . . . . . . . . .        232,467        202,042        189,868
                                                                                       --------       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (235,285)      (232,283)      (225,021)
  Net proceeds from bond, reserve and construction funds . . . . . . . . . . . .         53,574         15,957         35,024
  Decrease in investment in associated organizations . . . . . . . . . . . . . .            786          1,213            824
  Decrease (increase) in other short-term investments  . . . . . . . . . . . . .         66,165        (66,165)             -
  Release of safe harbor lease indemnity fund  . . . . . . . . . . . . . . . .                -              -        120,000
  Increase in decommissioning fund . . . . . . . . . . . . . . . . . . . . . . .         (8,990)        (6,841)        (7,259)
  Other      . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            158           (158)          (486)
                                                                                       --------       --------       --------
NET CASH USED IN INVESTING ACTIVITIES  . . . . . . . . . . . . . . . . . . . . .       (123,592)      (288,277)       (76,918)
                                                                                       --------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Debt proceeds, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        232,675        579,938         51,157
  Debt payments  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (369,962)      (554,029)       (40,550)
  Patronage capital retirements  . . . . . . . . . . . . . . . . . . . . . . . .              -         (9,551)        (4,877)
  Return of Vogtle surcharge . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,600)        (5,085)          (990)
  Other      . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,439)          (144)          (203)
                                                                                       --------       --------       --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES  . . . . . . . . . . . . . .       (140,326)        11,129          4,537
                                                                                       --------       --------       --------
NET INCREASE (DECREASE) IN CASH
  AND TEMPORARY CASH INVESTMENTS . . . . . . . . . . . . . . . . . . . . . . . .        (31,451)       (75,106)       117,487

CASH AND TEMPORARY CASH INVESTMENTS AT BEGINNING OF YEAR . . . . . . . . . . . .        275,624        350,730        233,243
                                                                                       --------       --------       --------

CASH AND TEMPORARY CASH INVESTMENTS AT END OF YEAR . . . . . . . . . . . . . . .      $ 244,173      $ 275,624      $ 350,730
                                                                                       --------       --------       --------
                                                                                       --------       --------       --------

CASH PAID FOR:
  Interest (net of amounts capitalized)  . . . . . . . . . . . . . . . . . . . .      $ 289,255      $ 388,117      $ 386,450
  Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,658             43              -




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

NOTES TO FINANCIAL STATEMENTS
- ----------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

A. BASIS OF ACCOUNTING

     Oglethorpe Power Corporation (Oglethorpe) follows generally accepted accounting principles and the practices prescribed in the Uniform System of Accounts of the Federal Energy Regulatory Commission (FERC) as modified and adopted by the Rural Electrification Administration (REA).

B. ELECTRIC PLANT

     Electric plant is stated at original cost, which is the cost of the plant when first dedicated to public service, plus the cost of any subsequent additions. Cost includes an allowance for the cost of equity and debt funds used during construction. The cost of equity and debt funds is calculated at the embedded cost of all such funds. The plant acquisition adjustments represent the excess of the cost of the plant to Oglethorpe over the original cost, less accumulated depreciation at the time of acquisition, and are being amortized over a ten-year period.

     Maintenance and repairs of property and replacements and renewals of items determined to be less than units of property are charged to expense. Replacements and renewals of items considered to be units of property are charged to the plant accounts. At the time properties are disposed of, the original cost, plus cost of removal, less salvage of such property, is charged to the accumulated provision for depreciation.

C. OPERATING REVENUES

     Sales to Members consist primarily of electricity sales pursuant to long-term wholesale power contracts which Oglethorpe maintains with each of its 39 retail electric distribution cooperatives (Members). These wholesale power contracts obligate each Member to pay Oglethorpe for capacity and energy furnished in accordance with rates established by Oglethorpe. Energy furnished is determined based on meter readings which are conducted at the end of each month.

     For the year ended December 31, 1993, revenues from Cobb EMC, one of Oglethorpe's Members, accounted for 10.3% of Oglethorpe's total revenues. Prior to 1993, no individual Member accounted for 10% or more of Oglethorpe's total revenues.

     Sales to non-Members consist primarily of capacity and energy sales to Georgia Power Company (GPC) under terms of sell-back agreements entered into when Oglethorpe purchased interests in certain of GPC's generation facilities. Pursuant to these agreements, GPC purchases from Oglethorpe a declining fractional part of the capacity and energy during the first seven to ten years of an applicable generating unit's commercial operation. The portion of Oglethorpe's capacity and energy retained by GPC is shown as follows:


- ----------------------------------------------------------------------------
Fractional Part of Capacity and Energy Retained by GPC during Contract Year Ended May 31
- ----------------------------------------------------------------------------

Generating Unit               1994      1993      1992      1991
- ----------------------------------------------------------------------------
Plant Scherer,
Unit No. 1                     --        --        --       6/60

Plant Scherer,
Unit No. 2                     --       6/60     12/60     18/60

Plant Vogtle,
Unit No. 1                    4/30      8/30     11/30     14/30

Plant Vogtle,
Unit No. 2                    8/30     11/30     14/30     17/30
- ----------------------------------------------------------------------------


     Pursuant to these sell-back agreements and to other contractual arrangements with GPC, revenues from GPC accounted for approximately 15%, 24%, and 28% of Oglethorpe's total revenues in 1993, 1992, and 1991, respectively.

D. DEPRECIATION

     Depreciation is computed on additions when they are placed in service using the composite straight-line method. Annual depreciation rates in effect in 1993, 1992 and 1991 were as follows:


- ----------------------------------------------------------------------------
                              1993           1992           1991
- ----------------------------------------------------------------------------
Steam production              2.66%          2.66%          2.73%
Nuclear production            2.83%          2.74%          3.09%
Hydro production              2.00%          2.00%          2.00%
Other production              1.09%          1.09%          1.14%
Transmission                  2.75%          2.75%          2.75%
Distribution                  2.88%          2.88%          2.88%
General                 2.00-17.00%    2.00-17.00%    2.00-17.00%
- ----------------------------------------------------------------------------


     Oglethorpe's portion of the cost of decommissioning co-owned nuclear facilities, based on current price levels and decommissioning promptly after the unit is taken out of service, is estimated at approximately $71,000,000 for Hatch Unit No. 1, $93,000,000 for Hatch Unit No. 2, $79,000,000 for Vogtle Unit No.1 and $99,000,000 for Vogtle Unit No. 2. The depreciation rate for nuclear production includes a factor to provide for such expected cost of decommissioning. Oglethorpe accounts for this provision for decommissioning as depreciation expense with an offsetting credit to a decommissioning reserve. Imputed interest calculated based on current investment rates is applied to the decommissioning reserve balance and charged to interest expense. The estimates for the expected cost of decommissioning and the corresponding decommissioning factor in the depreciation rate are adjusted periodically to reflect changing price levels and technology.

     In compliance with a Nuclear Regulatory Commission (NRC) regulation, Oglethorpe maintains an external trust fund to provide for a portion of the cost of decommissioning its nuclear facilities. The NRC regulation requires funding levels based on average expected cost to decommission only the radioactive portions of a typical nuclear facility. Investment earnings generated from the external trust fund increase the decommissioning fund and interest income.

E. NUCLEAR FUEL COST

     The cost of nuclear fuel, including a provision for the disposal of spent fuel, is being amortized to fuel expense based on usage. The total nuclear fuel expense for 1993, 1992 and 1991 amounted to $49,647,000, $55,804,000 and $62,349,000, respectively.

     Contracts with the U.S. Department of Energy (DOE) have been executed to provide for the permanent disposal of spent nuclear fuel for the life of Plant Hatch and Plant Vogtle. The services to be provided by DOE are scheduled to begin in 1998. However, the actual year that these services will begin is uncertain. The Plant Hatch spent fuel storage is expected to be sufficient into 2003. The Plant Vogtle spent fuel storage is expected to be sufficient into 2009. If DOE does not begin receiving spent fuel from Plant Hatch in 2003 or from Plant Vogtle in 2009, alternative spent fuel storage will be needed.

     The Energy Policy Act of 1992 requires that utilities with nuclear plants be assessed, over the next 15 years, an amount which will be used by DOE for the decontamination and decommissioning of its nuclear fuel enrichment facilities. The amount of each utility's assessment is based on its past purchases of nuclear fuel enrichment services from DOE. Based on its ownership in Plants Hatch and Vogtle, Oglethorpe has recorded a nuclear fuel asset of approximately $20,000,000, which is being amortized to nuclear fuel expense over the 15-year assessment period. Oglethorpe has also recorded, net of sell-back, an obligation to DOE which approximated $14,000,000 at December 31, 1993.


F. PATRONAGE CAPITAL AND MEMBERSHIP FEES

     Oglethorpe is organized and operates as a cooperative. The Members paid a total of $195 in membership fees. Patronage capital is the retained net margin of Oglethorpe. As provided in the bylaws, any excess of revenue over expenditures from operations is treated as advances of capital by the Members and is allocated to each of them on the basis of their electricity purchases from Oglethorpe.

     The margin and patronage capital retirements policy adopted by the Oglethorpe Board of Directors in 1992 extended from 13 years to 30 years the period that each year's net margin will be retained by Oglethorpe. Pursuant to the previous 13-year patronage capital retirement schedule, 1978 patronage capital assignments were retired in 1992, and 1977 assignments in 1991. Under the new 30-year retirement schedule, no patronage capital would be returned to the Members until 2010, at which time the 1979 patronage capital would be returned.

G. INCOME TAX ACCOUNTING

     Oglethorpe is a not-for-profit membership corporation subject to Federal, State of Georgia and State of Alabama income taxes. For years 1981 and prior, Oglethorpe claimed tax-exempt status under Section 501(c)(12) of the Internal Revenue Code of 1954, as amended (the Code). In 1982, Oglethorpe reported as a taxable entity as a result of income received by it from GPC under the capacity and energy sell-back agreement applicable to Scherer Unit No. 1. In connection with its 1985 tax return. Oglethorpe made an election under Section 168(j)(4)(E)(ii) of the Code to remain taxable from 1985 until at least 2005 without regard to the amount of its income from GPC or other non-Members. As a taxable electric cooperative, Oglethorpe has annually allocated its income and deductions between Member and non-Member activities. Any Member taxable income has been offset with a patronage exclusion.

     As of January 1, 1993, Oglethorpe prospectively adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". In adopting SFAS No. 109, Oglethorpe recorded a $13,340,000 reduction in accumulated deferred income taxes and an increase in income from the cumulative effect of a change in accounting principle. SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the differences between the financial and tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse.

     A detail of the provision for income taxes in 1993, 1992 and 1991 is shown as follows:


- ---------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)            1993          1992          1991
- ---------------------------------------------------------------------------
Current
     Federal                  $    --        $   --         $   --
     State                           195         1,507          --
                               ---------      --------       --------
                                     195         1,507          --
                               ---------      --------       --------
Deferred
     Federal                       1,820         4,127         17,541
     State                          (195)       (1,668)         2,054
                               ---------      --------       --------
                                   1,625         2,459         19,595
                               ---------      --------       --------
     Income taxes charged
     to operations            $    1,820     $   3,966      $  19,595
                               ---------      --------       --------
                               ---------      --------       --------
- ---------------------------------------------------------------------------

     The difference between the statutory federal income tax rate on income before income taxes and accounting changes and Oglethorpe's effective income tax rate is summarized as follows:


- ------------------------------------------------------------------------------
                                                    1993      1992      1991
- ------------------------------------------------------------------------------
Statutory federal income tax rate                  35.0%     34.0%     34.0%
Patronage exclusion                               (35.1%)   (21.6%)     4.3%
Other                                               0.1%      0.7%     (1.8%)
Effect of increase in
  statutory rate                                   12.8%      0.0%      0.0%
                                                   ----      ----      ----
Effective income tax rate                          12.8%     13.1%     36.5%
                                                   ----      ----      ----
                                                   ----      ----      ----
- ------------------------------------------------------------------------------

     The components of the net deferred tax liabilities as of December 31, 1993 were as follows:


- -----------------------------------------------------------------------------
         (DOLLARS IN THOUSANDS)                                      1993
- -----------------------------------------------------------------------------
Deferred tax assets:
   Net operating losses                                         $   471,069
   Member loss carryforwards                                        363,140
   Accounting for safe harbor leases                                102,886
   Tax credits                                                      252,701
   Patronage exclusions available                                    39,149
   Accounting for asset dispositions                                 38,381
   Accrued nuclear decommissioning
      expense                                                        29,324
   Other                                                              8,002
                                                                  ---------
                                                                  1,304,652
   Less:  Valuation allowance                                      (252,701)
                                                                  ---------
                                                                  1,051,951
                                                                  ---------

Deferred tax liabilities:
   Depreciation                                                  (1,068,396)
   Accounting for debt
      extinguishment                                                (34,114)
   Other                                                            (14,951)
                                                                  ---------
                                                                 (1,117,461)
                                                                  ---------
Net deferred tax liabilities                                     $  (65,510)
                                                                  ---------
                                                                  ---------
- -----------------------------------------------------------------------------

     Oglethorpe has federal tax net operating loss carryforwards (NOLs) and unused general business credits (consisting primarily of investment tax credits) as follows:


- -------------------------------------------------------------
(DOLLARS IN THOUSANDS)
    Expiration Date            Tax Credits            NOLs
- -------------------------------------------------------------
          1997                 $  11,197          $        -
          1998                     6,934                   -
          1999                    37,206                   -
          2000                     3,198                   -
          2001                     7,264                   -
          2002                   130,392             146,362
          2003                       652             253,665
          2004                    55,669             114,285
          2005                       189             213,080
          2006                         -             209,009
          2007                         -              86,779
          2008                         -             102,262
                                --------           ---------
                               $ 252,701          $1,125,442
                                --------           ---------
                                --------           ---------
- -------------------------------------------------------------

     Based on Oglethorpe's historical taxable transactions and the timing of the reversal of existing temporary differences, management believes it is more likely than not that Oglethorpe's future taxable income will be sufficient to realize the benefit of the NOLs existing at December 31, 1993 before their respective expiration dates. However, as reflected in the above valuation allowance, management does not believe it is more likely than not that the tax credits will be utilized before expiration.

     During 1992 and 1991, deferred income taxes were provided for significant timing differences between revenues and expenses for tax and financial statement purposes. The source and deferred tax effect of these differences are summarized as follows:



- ----------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                 1992           1991
- ----------------------------------------------------------------------------

Excess of tax over book depreciation                $ 16,524       $ 75,042

Difference in recognition of gain/loss
   on asset dispositions                               6,475          6,832

Difference in accounting for safe harbor leases        6,022          5,487

Accrued nuclear decommissioning expense                 (558)          (740)

Difference in accounting for debt extinguishment       6,956              -

Adjustments to book accrued liabilities                3,514           (425)

Difference in recognition of cost of
   discontinued project                                 (532)         8,178

Other                                                    (67)          (464)

Portion of the above differences not reflected
   in expense due to net operating losses            (35,875)       (74,315)
                                                     -------        -------
                                                    $  2,459       $ 19,595
                                                     -------        -------
                                                     -------        -------
- ----------------------------------------------------------------------------

H. MARGIN POLICY

     Oglethorpe's margin policy is based on the provision of a Times Interest Earned Ratio (TIER) established annually by the Oglethorpe Board of Directors. For 1993, 1992, and 1991, the margin goal was the amount required to produce a TIER of 1.07. Oglethorpe's Board of Directors adopted a new margin and patronage capital retirements policy in 1992. Pursuant to the new policy, the annual net margin goal will be the amount required to produce a TIER of 1.07 each year through 1995, 1.08 in 1996, 1.09 in 1997 and 1.10 in 1998 and thereafter.

     The Oglethorpe Board of Directors adopted resolutions annually requiring that Oglethorpe's net margins for the years 1985 through 1993 in excess of its annual margin goals be deferred and used to mitigate rate increases associated with Plant Vogtle. In addition, during 1986 and 1987, Oglethorpe's wholesale electric rate to its Members provided for a one mill per kilowatt-hour charge (Vogtle Surcharge), also to be used to mitigate the effect of Plant Vogtle on rates. In addition, two of Oglethorpe's Members, with the concurrence of REA, elected to increase the level of this charge for their systems during this period.

     Pursuant to rate actions by Oglethorpe's Board of Directors, specified amounts of deferred margins and Vogtle Surcharge were returned in 1989 through 1993 and will be returned in 1994. A summary of deferred margins and Vogtle Surcharge as of December 31, 1993 and 1992 is as follows:


- ---------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                 1993           1992
- ---------------------------------------------------------------------------
     Deferred margins:
          1985-90                                  $ 113,385      $ 113,385
          1991                                        11,703         11,703
          1992                                        40,464         40,464
          1993                                         5,083           -
                                                    --------       --------
                                                     170,635        165,552
     Vogtle Surcharge:
          1986-87                                     36,613         36,613
                                                    --------       --------
          Subtotal                                   207,248        202,165

     Less: Amounts returned in:
          1989-90                                    (80,602)       (80,602)
          1991                                       (31,990)       (31,990)
          1992                                       (41,058)       (41,058)
          1993                                        (5,738)        (5,738)
          1994                                       (26,777)           -

                                                    --------       --------
     Balance*                                      $  21,083      $  42,777
                                                    --------       --------
                                                    --------       --------

* THE PORTION RELATING TO AMOUNTS PROVIDED VOLUNTARILY BY TWO OF OGLETHORPE'S MEMBERS WAS APPROXIMATELY $3,320,000 OF THE BALANCE AT DECEMBER 31, 1993.

- ---------------------------------------------------------------------------

I. CASH AND TEMPORARY CASH INVESTMENTS

     Oglethorpe considers all temporary cash investments purchased with a maturity of three months or less to be cash equivalents. Temporary cash investments with maturities of more than three months are classified as other short-term investments.


J. ENERGY COST BILLED IN EXCESS OF ACTUAL

     Oglethorpe's wholesale power rate sets forth the manner in which energy costs are to be recovered from its Members. The rate in effect for 1993 and 1992 provided that an energy rate be determined based on projected costs and kilowatt-hour sales and that the resulting rate be used to bill Members for a six-month period. Actual energy costs were compared, on a monthly basis, to the billed energy costs, and an adjustment to revenues was made such that energy revenues were equal to actual energy costs. The offset to this adjustment is a payable to or receivable from Members for over or under-collected energy costs. The rate further provides that any cumulative over or under-collection for the previous six-month period be utilized to adjust projected costs for the next six-month period. Therefore, the amounts owed to Members as of December 31, 1993 and 1992 will be and have been utilized to reduce Member billings in 1994 and 1993, respectively.

2. CAPITAL LEASES:

     In December 1985, Oglethorpe sold and subsequently leased back from four purchasers its 60% undivided ownership interest in Scherer Unit No. 2. The gain from the sale is being amortized over the 36-year term of the leases. The minimum lease payments under the capital leases together with the present value of net minimum lease payments as of December 31, 1993 are as follows:

- -----------------------------------------------------------------------------
YEAR ENDING DECEMBER 31,                               (DOLLARS IN THOUSANDS)
- -----------------------------------------------------------------------------
     1994                                                     $ 33,258
     1995                                                       36,016
     1996                                                       38,142
     1997                                                       35,239
     1998                                                       37,302
     1999-2021                                                 682,454
                                                               -------
        Total minimum lease payments                           862,411
        Less: Amount representing interest                    (558,953)
                                                               -------
     Present value of net
        minimum lease payments                               $ 303,458
                                                               -------
                                                               -------

- -----------------------------------------------------------------------------

     The capital leases provide that Oglethorpe's rental payments vary to the extent of interest rate changes associated with the debt used by the lessors to finance their purchase of undivided ownership shares in Scherer Unit No. 2. The debt of three of the lessors is financed at fixed interest rates averaging 9.58%. As of December 31, 1993, the variable interest rates of the debt of the remaining lessor ranged from 5.93% to 8.25% for an average rate of 7.27%. Oglethorpe's future rental payments under its leases will vary from amounts shown in the table above to the extent that the actual interest rates associated with the fixed and variable rate debt of the lessors vary from the 11.05% debt rate assumed in the table.

The Scherer Unit No. 2 lease meets the definitional criteria to be reported on Oglethorpe's balance sheets as a capital lease. For rate-making purposes, however, Oglethorpe treats this lease as an operating lease; that is, Oglethorpe considers the actual rental payment on the leased asset in its cost of service. Oglethorpe's accounting treatment for this capital lease has been modified, therefore, to reflect it rate-making treatment. Interest expense is applied to the obligation under the capital lease; then, amortization of the leasehold is recognized, such that interest and amortization equal the actual rental payment. Through 1994 the level of actual rental payments is such that amortization of the Scherer Unit No. 2 leasehold calculated in this manner is less than zero. Thereafter, the scheduled cash rental payments increase such that positive amortization of the leasehold occurs, and the entire cost of the leased asset is recovered through the rate-making process. The difference in the amortization recognized in this manner on the statements of revenues and expenses and the straight-line amortization of the leasehold is reflected on Oglethorpe's balance sheets as a deferred charge.

     In 1991 and 1992, all four of the lessors received Notices of Proposed Adjustments from the IRS proposing adjustments to the tax benefits claimed by these lessors in connection with their purchase and ownership of an undivided interest in Scherer Unit No. 2. The proposed adjustments, if ultimately upheld, would have the effect of reducing the lessors' tax benefits resulting from the sale and leaseback transactions. The lessors filed responses contesting the IRS's assertions as contained in the Notices of Proposed Adjustments.

     In February 1994, the IRS issued a revised Notice of Proposed Adjustments to one of the lessors which reduced the proposed adjustments to the tax benefits claimed by this lessor in connection with its purchase and ownership of an undivided interest in Scherer Unit No. 2. The IRS has indicated that it will take consistent positions with the other three lessors. If the IRS's current positions regarding the sale and leaseback transactions were ultimately upheld, Oglethorpe would be required to indemnify the four lessors. Oglethorpe's potential indemnification liability in this event is estimated to be approximately $1,200,000 as of February 1994.

3. FAIR VALUE OF FINANCIAL INSTRUMENTS:

     A detail of the estimated fair values of Oglethorpe's financial instruments as of December 31, 1993 and 1992 is as follows:

- -----------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                   1993                  1992
                                   ----------------      ----------------
                                   Carrying   Fair       Carrying   Fair
                                   Amount     Value      Amount     Value
- -----------------------------------------------------------------------------
Cash and temporary
 cash investments                  $244,173   $244,173   $275,624   $275,624

Other short-term
  investments                         --         --        66,165     66,165

Bond, reserve
 and construction funds             110,390    112,015    163,964    164,135

Decommissioning fund                 56,911     56,686     47,921     48,508

Long-term debt                    4,058,251  4,525,248  4,095,796  4,564,262
- -----------------------------------------------------------------------------

     Oglethorpe uses the methods and assumptions described below to estimate the fair value of each class of financial instruments. For cash and temporary cash investments and other short-term investments, the carrying amount approximates fair value because of the short-term maturity of those instruments. The fair values of bond, reserve and construction funds and the decommissioning fund are estimated based on quoted market prices for the investments held in the respective funds. The fair value of Oglethorpe's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to Oglethorpe for debt of similar maturities.

     Investment in associated organizations was as follows at December 31, 1993 and 1992:

- --------------------------------------------------------------------------------
          (DOLLARS IN THOUSANDS)             1993           1992
- --------------------------------------------------------------------------------
National Rural Utilities
     Cooperative Finance Corp.          $    13,476    $    13,476
National Bank for Cooperatives                5,546          6,362
Other                                           101             71
                                         ----------     ----------
Total                                   $    19,123    $    19,909
                                         ----------     ----------
                                         ----------     ----------
- --------------------------------------------------------------------------------

     As a member of National Rural Utilities Cooperative Finance Corporation
(CFC), Oglethorpe was obligated to purchase CFC Capital Term Certificates annually through 1984. Such certificates begin maturing in the year 2075 and bear interest at 5%. As a borrower from the National Bank for Cooperatives (CoBank), Oglethorpe is obligated to purchase capital stock in that bank. Under CoBank's capitalization plan, Oglethorpe is required to maintain an investment in the bank equal to 7%-13% of its five-year average loan volume with the bank. The required investment of 1993 was 11.5% of Oglethorpe's five-year average loan volume. It is not anticipated that Oglethorpe will be required to make any additional investments during 1994. The investments in these associated organizations are similar to compensating bank balances in that they are required in order to maintain current financing arrangements. Accordingly, there is no market for these investments.

4. BOND, RESERVE AND CONSTRUCTION FUNDS:

     Bond, reserve and construction funds for pollution control bonds are maintained as required by Oglethorpe's bond agreements. Bond funds serve as payment clearing accounts, reserve funds maintain amounts equal to the maximum annual debt service of each bond issue and construction funds hold bond proceeds for which construction expenditures have not yet been made. As of December 31, 1993 and 1992, substantially all of the funds were invested in U.S. Government securities.

5. LONG-TERM DEBT:

     Long term debt consists of mortgage notes payable to the Unites States of America acting through the FFB and the REA, mortgage notes issued in conjunction with the sale by public authorities of pollution control revenue bonds and notes payable to CoBank. Oglethorpe's headquarters facility is pledged as security for the CoBank headquarters note; substantially all of the owned tangible and certain of the intangible assets of Oglethorpe are pledged as security for the FFB and REA notes, the remaining CoBank notes and the notes issued in conjunction with the sale of pollution control revenue bonds. The detail of the notes is included in the statements of capitalization.

     Oglethorpe currently has ten REA-guaranteed FFB notes of which $3,040,767,000 and $3,111,160,000 were outstanding at December 31, 1993 and
1992, respectively, with rates ranging from 6.61% to 10.95%.

     In March 1993, Oglethorpe entered into two forward interest rate swap arrangements obligating Oglethorpe to sell $199,690,000 of variable rate refunding bonds in the fall of 1993 and $122,740,000 of variable rate refunding bonds in the fall of 1994, the proceeds of which, together with certain other funds provided or to be provided by Oglethorpe, have been and will be used in January 1994 and January 1995, respectively, to refund certain pollution control revenue bonds previously issued. At December 31, 1993, Oglethorpe accounted for the pending January 1994 retirement of $233,010,000 of previously issued bonds as an in-substance defeasance. Therefore, debt service reserve funds, bonds payable, and the premium and loss on reacquired debt are stated as though the event of retiring the refunded bonds had occurred in 1993.

     In connection with the March 1993 swap transaction, Oglethorpe recorded redemption premiums which, combined with unamortized transaction costs, totaled $38,128,000. This amount has been reported as a deferred charge on the balance sheets and is being or will be amortized over the life of the related new bonds.

     Pursuant to the forward interest rate swap arrangements, Oglethorpe makes payments to the counterparty based on the notional principal at a fixed rate and the counterparty makes payments to Oglethorpe based on the notional principal and on the existing variable rate of the refunding bonds. The differential to be paid or received is accrued as interest rates change and is recognized as an adjustment to interest expense. For the fall 1993 transaction, the notional principal was $199,690,000 and the fixed swap rate is 5.67% (the variable rate at December 31, 1993 was 3.10%). With respect to the fall 1994 transaction, the notional principal will be $122,740,000 and the fixed swap rate is 6.01%. The notional principal amount is used to measure the amount of the swap payments and does not represent additional principal due to the counterparty. The swap arrangements extend for the life of the refunding bonds, with reductions in the outstanding principal amounts of the refunding bonds causing corresponding reductions in the notional amounts of the swap payments.

     The annual interest requirement for 1994, based upon all debt outstanding at December 31, 1993, will be approximately $339,000,000.

     Maturities for the long-term debt through 1998 are as follows:

- --------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)         1994      1995      1996      1997      1998
- --------------------------------------------------------------------------------
FFB and REA                   $56,224   $52,095   $57,725   $63,625   $69,008
CoBank                            460       468       478       489       502
1978 Bonds                        780       830       880       930       980
1982 Bonds                      4,985     5,485     6,050     6,675      --
1984 Bonds                      6,540     7,160     7,850     8,640     9,520
1984B Bonds                     2,500     2,730     3,000     3,300      --
1985 Bonds                      2,685     2,915     3,170     3,445     3,760
1992A Bonds                     4,470     4,640     4,840     5,070     5,330
1992 Bonds                        --        --        --        --      2,085
1993A Bonds                       --        --        --        --      2,265
                              -------   -------   -------   -------   -------
Total                         $78,644   $76,323   $83,993   $92,174   $93,450
                              -------   -------   -------   -------   -------
                              -------   -------   -------   -------   -------
- -----------------------------------------------------------------------------

     Oglethorpe has a commercial paper program under which it may issue commercial paper not to exceed a $355,000,000 balance outstanding at any time. The commercial paper may be used as a source of short-term funds and is not intended for any specific purpose. Oglethorpe's commercial paper is backed 100% by a committed line of credit provided by a group of banks for which Trust Company Bank (Trust Company) acts as agent. As of December 31, 1993 and 1992, no commercial paper was outstanding.

     Oglethorpe has arranged for uncommitted short-term lines of credit with CoBank and CFC, and a committed line of credit with Trust Company. The CoBank line amounts to $70,000,000; the CFC line amounts to $50,000,000; and the Trust Company line amounts to $30,000,000. The maximum amount that can be outstanding under these lines of credit and the commercial paper program at any one time totals $425,000,000 due to certain restrictions contained in the CFC and Trust Company line of credit agreements. No balance on any of these three lines of credit was outstanding at either December 31, 1993 or 1992.

     In January 1994, Oglethorpe completed a note modification pursuant to which it repriced $590,909,000 of FFB advances. In connection with such modification, Oglethorpe paid a premium of $50,745,000. This amount will be reported as a deferred charge on the balance sheets and will be amortized over 22 years, the longest remaining life of the subject advances.

6. ELECTRIC PLANT AND RELATED AGREEMENTS:

     Oglethorpe and GPC have entered into agreements providing for the purchase and subsequent joint operation of certain of GPC's electric generating plants and transmission facilities. A summary of Oglethorpe's plant investments as of December 31, 1993 is as follows:


- -----------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
                                                                ACCUMULATED
PLANT                                             INVESTMENT   DEPRECIATION
- -----------------------------------------------------------------------------
In-service:
  Owned property:
     VOGTLE UNITS NO. 1 & NO. 2
        (NUCLEAR - 30% OWNERSHIP)                $ 2,773,510    $   453,918
     HATCH UNITS NO. 1 & NO. 2
        (NUCLEAR - 30% OWNERSHIP)                    510,670        173,992
     WANSLEY UNITS NO. 1 & NO. 2
        (FOSSIL - 30% OWNERSHIP)                     165,977         78,057

     SCHERER UNIT NO. 1
        (FOSSIL - 60% OWNERSHIP)                     427,377        165,387
     TALLASSEE (HARRISON DAM)
        (HYDRO - 100% OWNERSHIP)                       9,277          1,286
     WANSLEY (COMBUSTION TURBINE-
        30% OWNERSHIP)                                 3,665            955
     TRANSMISSION AND
        DISTRIBUTION PLANT                           749,366        143,123
     OTHER                                           108,972         27,146
  Property under capital lease:
     SCHERER UNIT NO. 2
        (FOSSIL - 60% LEASEHOLD)                     298,925         66,432
                                                 -----------    -----------
Total in-service                                 $ 5,047,739    $ 1,110,296
                                                 -----------    -----------
                                                 -----------    -----------

Construction work in progress:
  ROCKY MOUNTAIN
     (HYDRO - 70% OWNERSHIP*)                    $   414,187
  GENERATION IMPROVEMENTS                             19,067
  TRANSMISSION AND
     DISTRIBUTION PLANT                               16,287
  OTHER                                                1,424
                                                 -----------
Total construction work in progress              $   450,965
                                                 -----------
                                                 -----------

* ESTIMATED OWNERSHIP PERCENTAGE AS OF DECEMBER 31, 1993. OWNERSHIP PERCENTAGE AT PROJECT COMPLETION IS EXPECTED TO BE APPROXIMATELY 75%.
- -----------------------------------------------------------------------------

     In 1988, Oglethorpe acquired from GPC an undivided ownership interest in the Rocky Mountain Project, a pumped storage hydroelectric facility (Rocky Mountain). Under the Rocky Mountain agreements, Oglethorpe assumed responsibility for construction of the facility, which construction was commenced by GPC. Under the agreements, GPC retained its current investment in Rocky Mountain. The ultimate ownership interests of Oglethorpe and GPC in the facility will be based on the ratio of each party's direct construction costs to total project direct construction costs with certain adjustments. It is expected that the ownership interests of Oglethorpe and GPC in Rocky Mountain at project completion will be approximately 75% and 25%, respectively. Rocky Mountain is subject to a license issued by FERC to Oglethorpe and GPC. This license requires that construction be completed by June 1, 1996. The current schedule anticipates commercial operation in early 1995. Rocky Mountain was approximately 90% complete as of December 31, 1993.

     Oglethorpe is financing its share of Rocky Mountain from the proceeds of an REA-guaranteed loan funded through the FFB. As of December 31, 1993, a total of approximately $459,000,000 remained available to be drawn as permanent financing for Rocky Mountain. Such amount is considered more than adequate by Oglethorpe to complete the project. The obligation to advance funds under the FFB loan commitment, however, is subject to certain conditions, including the requirement that Oglethorpe maintain an annual TIER of at least 1.0 and that the REA shall not have determined that there has occurred any material adverse change in the assets, liabilities, operations, or financial condition of Oglethorpe or any circumstances involving the nature or operation of the business of Oglethorpe. In management's opinion, no such material adverse change has occurred.

     Oglethorpe is engaged in a continuous construction program and as of December 31, 1993, estimates property additions (including capitalized interest) to be approximately $284,000,000 in 1994, $204,000,000 in 1995 and $148,000,000
in 1996, primarily for construction of Rocky Mountain and replacements and additions to generation and transmission facilities.

     Primarily as a result of its ownership of a majority interest in Rocky Mountain, Oglethorpe has determined that the Pickens County Pumped Storage Hydroelectric Project is not needed within its present planning horizon. Accordingly, Oglethorpe is amortizing the accumulated project costs in excess of the value of the land purchased. The remaining unamortized project costs of approximately $18,314,000 are reflected as deferred charges on the accompanying balance sheets. Oglethorpe's Board of Directors has authorized that these projects costs be amortized and fully recovered through future rates over a period of 15 years beginning in 1992.

     In April 1992, Oglethorpe sold to three purchasers certain of the income tax benefits associated with Scherer Unit No. 1 and related common facilities pursuant to the safe harbor lease provisions of the Economic Recovery Tax Act of 1981. Oglethorpe received a total of approximately $110,000,000 from the safe harbor lease transactions. Oglethorpe accounts for the proceeds as a deferred credit, sale of income tax benefits, and is amortizing the amount over the 20-year term of the leases.

     In October 1989, Oglethorpe sold to GPC a 24.45% ownership interest in the Plant Scherer common facilities as required under the Plant Scherer Purchase and Ownership Agreement to adjust its ownership in the Scherer units. Oglethorpe realized a gain on the sale of $50,600,000. The REA and Oglethorpe's Board of Directors approved a plan whereby this gain was deferred and is being amortized over 60 months beginning in October 1989.

     Oglethorpe's proportionate share of direct expenses of joint operation of the above plants is included in the corresponding operating expense captions (e.g., fuel, production or depreciation) on the accompanying statements of revenues and expenses.

7.  INVENTORIES:

    Oglethorpe maintains inventories of fossil fuels for its generation plant and spare parts for certain of its generation and transmission plant. These inventories are stated at weighted average cost on the accompanying balance sheets.

     For its co-owned generating plants, Oglethorpe accounts for inventories on the basis of information furnished by its operating agent, GPC. GPC has historically accounted for spare parts at its generating plants on an expensed-as-purchased basis. Prior to the commercial operation of Vogtle Unit No. 1 in 1987, GPC established a spare parts inventory for that generating facility and used an expensed-as-consumed method of inventory accounting. Subsequently, the spare parts inventories at Plants Hatch, Wansley and Scherer were converted to an expensed-as-consumed method. In connection with these conversions, other income totaling $18,877,000 was recorded by Oglethorpe in 1988 and 1989.

     In 1992, GPC completed a study the objective of which was to determine the original accounting for spare parts inventory at all of its generating plants, including Plants Hatch, Wansley and Scherer. As a result of this study, Oglethorpe recorded an adjustment of $4,827,000 to the original conversion which reduced other income and plant investment.

     A detail of Oglethorpe's investment in inventories at December 31, 1993 and 1992 is as follows:


- -----------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                1993           1992
- -----------------------------------------------------------------------------
Fossil fuels:
     Plant Scherer                                  $ 13,481       $ 15,366
     Plant Wansley                                     2,264          7,733
     Plant Wansley Combustion Turbine                     96            113
     Other generation plant fuel oils                    361            121
                                                     -------        -------
Total fossil fuels                                    16,202         23,333
                                                     -------        -------

Spare parts:
     Plant Vogtle                                     23,173         24,892
     Plant Hatch                                      22,947         18,125
     Plant Wansley                                     8,415          8,070
     Plant Scherer                                     5,947          5,513
     Plant Tallassee                                      86             86
     Transmission plant                                9,672         13,606
     General plant                                        26             15
                                                     -------        -------
Total spare parts                                     70,266         70,307
                                                     -------        -------
Total inventories                                   $ 86,468       $ 93,640
                                                     -------        -------
                                                     -------        -------

- -----------------------------------------------------------------------------


8.  EMPLOYEE BENEFIT PLANS:

     Oglethorpe has a noncontributory defined benefit pension plan covering substantially all employees. Oglethorpe's pension cost was approximately $1,038,000 in 1993, $362,000 in 1992 and $1,113,000 in 1991. For 1992, pension cost was reduced by $539,000 by a net gain from a plan curtailment. The plan curtailment resulted from a workforce reduction undertaken in the second quarter of 1992. Plan benefits are based on years of service and the employee's compensation during the last ten years of employment. Oglethorpe's funding policy is to contribute annually an amount not less than the minimum required by the Internal Revenue Code and not more than the maximum tax deductible amount.

     The plan's funded status and pension cost recognized in Oglethorpe's financial statements as of December 31, 1993 and 1992 were as follows:


- -----------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                 1993           1992
- -----------------------------------------------------------------------------
Actuarial present value
   of accumulated plan benefits:
   Vested                                            $ 5,237        $ 3,385
   Nonvested                                             407            344
                                                      ------         ------
                                                     $ 5,644        $ 3,729
                                                      ------         ------
                                                      ------         ------

Projected benefit obligation                         $(9,920)       $(6,973)
Plan assets at fair value                              6,911          6,364
                                                      ------         ------
Projected benefit obligation in
   excess of plan assets                              (3,009)          (609)
Unrecognized net loss (gain) from
   past experience different from
   that assumed and effects of
   changes in assumptions                                390         (1,013)
Prior service cost not yet recognized
   in net periodic pension cost                          693            747
Unrecognized net asset at transition
   date being recognized over 19 years                  (145)          (158)
                                                      ------         ------
Pension accrual                                      $(2,071)       $(1,033)
                                                      ------         ------
                                                      ------         ------

Pension cost was comprised of the
   following:
   Service cost -- benefits earned
      during the year                                $   884        $   854
   Interest cost on projected benefit
      obligation                                         617            535
   Actual return on plan assets                         (698)          (424)
   Net amortization and deferral                         247            (64)
   Net gain from a plan curtailment                      (12)          (539)
                                                      ------         ------
Net pension cost                                     $ 1,038        $   362
                                                      ------         ------
                                                      ------         ------

- -----------------------------------------------------------------------------

     The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations shown above were 7.5% and 5.0% in 1993, and 8.5% and 5.5% in 1992, respectively. The expected long-term rate of return on plan assets was 8% in 1993 and 1992, and the discount rate used in determining the pension expense was 8.5% in 1993 and 1992.

     Oglethorpe has a contributory employee thrift plan covering substantially all employees. Employee contributions to the plan may be invested in one or more of three funds. The employee may contribute up to 10% of his compensation. Oglethorpe will match the employee's contribution up to one-half of the first 6% of the employee's compensation, as long as there is sufficient net margin to do so. Oglethorpe's contributions to the plan were approximately $503,000 in 1993, $503,000 in 1992 and $491,000 in 1991.

     In December 1990, the FASB issued Statement No. 106 on postretirement benefits other than pensions. The new statement requires the accrual of the expected cost of such benefits during the employees' years of service. Oglethorpe has no postretirement benefits other than pensions available to retirees.

9.  NUCLEAR INSURANCE:

     GPC, on behalf of all the co-owners of Plants Hatch and Vogtle, is a member of Nuclear Mutual Limited (NML), a mutual insurer established to provide property damage insurance coverage in an amount up to $500,000,000 for members' nuclear generating facilities. In the event that losses exceed accumulated reserve funds, the members are subject to retroactive assessments (in proportion to their participation in the mutual insurer). The portion of the current maximum assessment for GPC that would be payable by Oglethorpe, based on ownership share adjusted for sell-back, is limited to approximately $8,600,000 for each nuclear incident.

     GPC, on behalf of all the co-owners of Plants Hatch and Vogtle, is also a member of Nuclear Electric Insurance Limited (NEIL), a mutual insurer, and has coverage with American Nuclear Insurers and Mutual Atomic Energy Liability Underwriters, which provide insurance to cover decontamination, debris removal and premature decommissioning as well as excess property damage to nuclear generating facilities of up to $2,250,000,000 for losses in excess of the $500,000,000 NML coverage described above. Under the NEIL policy, members are subject to retroactive assessments in proportion to their participation if losses exceed the accumulated funds available to the insurer under the policy. The portion of the current maximum assessment for GPC that would be payable by Oglethorpe, based on ownership share adjusted for sell-back, is limited to approximately $8,000,000 for each nuclear incident.

     For all on-site property damage insurance policies for commercial nuclear power plants, the NRC requires that the proceeds of such policies issued or annually renewed on or after April 2, 1991 shall be dedicated first for the sole purpose of placing the reactor in a safe and stable condition after an accident. Any remaining proceeds are next to be applied toward the costs of decontamination and debris removal operations ordered by the NRC, and any further remaining proceeds are to be paid either to the company or to its bond trustees as may be appropriate under the policies and applicable trust indentures.

     The Price-Anderson Act, as amended in 1988, limits public liability claims that could arise from a single nuclear incident to $9,400,000,000, which amount is to be covered by private insurance and agreements of indemnity with the NRC. Such private insurance (in the amount of $200,000,000 for each plant, the maximum amount currently available) is carried by GPC for the benefit of all the co-owners of Plants Hatch and Vogtle. Agreements of indemnity have been entered into by and between each of the co-owners and the NRC. In the event of a nuclear incident involving any commercial nuclear facility in the country involving total public liability in excess of $200,000,000, a licensee of a nuclear power plant could be assessed a deferred premium of up to $79,275,000 per incident for each licensed reactor operated by it, but not more than $10,000,000 per reactor per incident to be paid in a calendar year. On the basis of its sell-back adjusted ownership interest in four nuclear reactors, Oglethorpe could be assessed a maximum of $89,320,000 per incident, but not more than $11,270,000 in any one year.

     Oglethorpe participates in an insurance program for nuclear workers that provides coverage for worker tort claims filed for bodily injury caused at commercial nuclear power plants. In the event that claims for this insurance exceed the accumulated reserve funds, Oglethorpe could be subject to a total maximum assessment of $3,750,000.

10.  POWER PURCHASE AGREEMENTS:

     Oglethorpe has entered into long-term power purchase agreements with GPC, Big Rivers Electric Corporation (Big Rivers), and Entergy Power, Inc. (EPI). Under the agreement with GPC, Oglethorpe will purchase on a take-or-pay basis 1,250 megawatts (MW) of capacity through the period ending December 31, 2001, subject to reductions or extension with proper notice. The Big Rivers agreement commenced in August 1992 and is effective through July 2002. Oglethorpe is obligated under this agreement to purchase on a take-or-pay basis 100 MW of firm capacity and certain minimum energy amounts associated with that capacity. The EPI agreement commenced in July 1992, has a term of ten years and represents a take-or-pay commitment by Oglethorpe to purchase 100 MW of capacity. The EPI contract is subject to approval by REA.

     Oglethorpe has a contract with Hartwell Energy Limited Partnership (Hartwell), a partnership 50% owned by Destec Energy, Inc. and 50% owned by American National Power, Inc., a subsidiary of National Power, PLC, for the purchase of approximately 300 MW of capacity from two 150 MW gas-fired turbine generating units, now under construction, for a 25-year period commencing no later than June 1994. Under the terms of this contract, Oglethorpe does not have responsibility for constructing or financing this project.

     As of December 31, 1993, Oglethorpe's minimum purchase commitments under the above agreements, without regard to capacity reductions or adjustments for changes in costs, for the next five years are as follows:

- --------------------------------------------------------------------------------
     Year Ending December 31.                     (dollars in thousands)
- --------------------------------------------------------------------------------
               1994                                    $  140,009
               1995                                       150,956
               1996                                       154,976
               1997                                       159,296
               1998                                       163,311
- --------------------------------------------------------------------------------

     Oglethorpe's power purchases from these agreements amounted to approximately $192,059,000 in 1993, $192,321,000 in 1992 and $88,500,000 in
1991.

11. QUARTERLY FINANCIAL DATA (UNAUDITED):

     Summarized quarterly financial information for 1993 and 1992 is as follows:

- --------------------------------------------------------------------------------
                             First         Second          Third       Fourth
(dollars in thousands)      Quarter        Quarter        Quarter      Quarter
- --------------------------------------------------------------------------------
1993
     Operating revenues     $272,143       $283,319       $284,737     $260,461
     Operating margin         93,807         85,945         76,515       68,025
     Net margin               30,090         10,020            (43)     (14,346)

1992
     Operating revenues     $260,817       $272,307       $290,845     $260,794
     Operating margin         97,630         91,331         93,455       92,375
     Net margin               21,083         15,899         20,387      (29,897)
- --------------------------------------------------------------------------------

     Oglethorpe's business is influenced by seasonal weather conditions. The negative net margin for the fourth quarter of 1993 was attributable to the deferral of excess margins and to the incurrence of certain non-recurring expenses. The negative net margin for the same period of 1992 was primarily due to the deferral of excess margins. For a discussion of the amounts of excess margins deferred see Note 1.

REPORT OF MANAGEMENT

     The management of Oglethorpe Power Corporation has prepared this report and is responsible for the financial statements and related information. These statements were prepared in accordance with generally accepted accounting principles appropriate in the circumstances and necessarily include amounts that are based on best estimates and judgements of management. Financial information throughout this annual report is consistent with the financial statements.

     Oglethorpe maintains a system of internal accounting controls to provide reasonable assurance that assets are safeguarded and that the books and records reflect only authorized transactions. Limitations exist in any system of internal control based upon the recognition that the cost of the system should not exceed its benefits. Oglethorpe believes that its system of internal accounting control, together with the internal auditing function, maintains appropriate cost/benefit relations.

     Oglethorpe's system of internal controls is evaluated on an ongoing basis by its qualified internal audit staff. The Corporation's independent public accountants (Arthur Andersen & Co.) also consider certain elements of the internal control system in order to determine their auditing procedures for the purpose of expressing an opinion on the financial statements.

     Arthur Andersen & Co. also provides an objective assessment of how well management meets its responsibility for fair financial reporting. Management believes that its policies and procedures provide reasonable assurance that Oglethorpe's operations are conducted with a high standard of business ethics. In management's opinion, the financial statements present fairly, in all material respects, the financial position, results of operations, and cash flow of Oglethorpe Power Corporation.

/s/T.D. Kilgore

   T.D. Kilgore
   President and Chief Executive Officer

/s/Eugen Heckl

   Eugen Heckl
   Senior Vice President and
   Chief Financial Officer



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


     To the Board of Directors of Oglethorpe Power Corporation:

     We have audited the accompanying balance sheets and statements of capitalization of Oglethorpe Power Corporation (a Georgia corporation) as of December 31, 1993 and 1992 and the related statements of revenues and expenses, patronage capital, and cash flows for each of the three years in the period ended December 31, 1993. These financial statements and the schedules referred to below are the responsibility of Oglethorpe's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standard require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements (pages 33 through 47) referred to above present fairly, in all material respects, the financial position of Oglethorpe Power Corporation as of December 31, 1993 and 1992 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

     As explained in Note 1 of notes to financial statements, effective January 1, 1993, Oglethorpe Power Corporation changed its method of accounting for income taxes.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index in Item 14 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                        /s/Arthur Andersen & Co.
                                                           Arthur Andersen & Co.

Atlanta Georgia,
  February 11, 1994.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.



                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)  IDENTIFICATION OF DIRECTORS:

     Oglethorpe is governed by a Board of 39 Directors, 13 of whom are elected each year for a three-year term. Each of the 39 Members nominates one Director who must also be on the Member's Board of Directors. The Directors are then elected by the Members at their annual meeting. The Members also elect Alternate Directors. Each Alternate Director must serve as the manager of a Member to be eligible to serve as an Alternate Director. Under Oglethorpe's Bylaws, Alternate Directors may attend all Board meetings, but can be counted for quorum purposes and can exercise the powers and duties of a Director only during the period when the directorship for whom he is the alternate is vacant or at any meeting of the Board of Directors when the Director for whom he is the alternate is absent. The Board of Directors generally meets monthly.

     Six standing committees are appointed by the Chairman of the Board and include both Directors and Alternate Directors. Two of these Committees, the External Affairs Committee and the Human Resources Management Committee, are joint committees of Oglethorpe and Georgia Electric Membership Corporation ("GEMC"), an affiliated trade organization, and include directors of GEMC. Special committees, as deemed necessary, are also appointed by the Chairman of the Board or the Board of Directors. Committee recommendations and management recommendations, subject to the approval of the Board of Directors, determine the policies and activities of Oglethorpe.

     The Directors and Alternate Directors of Oglethorpe are as follows:

ALTAMAHA EMC

     Jmon Warnock--Director, age 68, is a farmer. He has served on the Board of Directors of Oglethorpe since September 1974. His present term as a Director will expire in March 1995. He is a member of the Finance Committee of Oglethorpe. Mr. Warnock is the President of Altamaha EMC and a Director of GEMC.

     James D. Musgrove--Alternate Director, age 47, is the General Manager of Altamaha EMC. He has served as an Alternate Director of Oglethorpe since May 1989, with his present term to expire in March 1995. Mr. Musgrove is a Director of Montgomery County Bankshares in Ailey, Georgia.

AMICALOLA EMC

     Charles R. Fendley--Director, age 48, is a Vice-President of Jasper Yarn Processing, Inc., which processes yarn. He has served on the Board of Directors of Oglethorpe since November 1993, with his present term to expire in March 1995. Mr. Fendley is the President of Amicalola EMC. He is also a Director of GEMC and a Director of Crescent Bank & Trust Co. in Jasper, Georgia.

     John S. Dean, Sr.--Alternate Director. For a description of Mr. Dean's background and experience, see "Identification of Executive Officers and Senior Executives" below.

CANOOCHEE EMC

     George C. Martin--Director, age 76, is the owner and operator of a farm in Ellabell, Bryan County, Georgia where he raises beef cattle. He also manages timberland in Bryan County, Georgia and rental properties in Savannah and Pembroke, Georgia. He has served on the Board of Directors of Oglethorpe since March 1977, with his present term to expire in March 1995. From March 1978 to March 1984, he served as Vice President of Oglethorpe.

     Donald F. Kennedy--Alternate Director, age 64, is the General Manager of Canoochee EMC. He has served as an Alternate Director of Oglethorpe since 1985, with his present term to expire in March 1995. He is a member of the GEMC/Oglethorpe External Affairs Committee. Mr. Kennedy is also a Director of the Tattnall Bank in Reidsville, Georgia.

CARROLL EMC

     J. G. McCalmon--Director, age 76, is the owner of a farm in Carrollton, Georgia, where he raises chickens and beef cattle. He has served on the Board of Directors of Oglethorpe since September 1974, with his present term to expire in March 1996. He is Chairman of the Board of Carroll EMC. Mr. McCalmon is also a Director of GEMC, a Director of the Farm Bureau, a Director of Carroll County Sales Barn, and a Director of the Carroll County Chamber of Commerce.

     Gary M. Bullock--Alternate Director, age 52, is President and Chief Executive Officer of Carroll EMC. He has served as an Alternate Director of Oglethorpe since June 1978, and his present term will expire in March 1996. He is a member of the Operations Committee. Mr. Bullock is also the Secretary of Southeastern Data Cooperative, Inc., a member of the Institute of Electrical and Electronic Engineers, a Trustee for the GEMC Workers' Compensation Fund, a Director for the Georgia Council of Farmer Cooperatives, a Director of the Carroll County Chamber of Commerce, and a Director of Carrollton Federal Savings & Loan Association in Carrollton, Georgia.

CENTRAL GEORGIA EMC

     D. A. Robinson, III--Director, age 53, is the owner and operator of a dairy farm in Griffin, Georgia. He has served on the Board of Directors of Oglethorpe since March 1984, and his term will expire in March 1995. He serves as Secretary-Treasurer of Central Georgia EMC.

     George L. Weaver--Alternate Director, age 46, has been the President of Central Georgia EMC since 1989. Prior to that time he was General Manager, Manager of Accounting, and Financial Manager. He has served as an Alternate Director of Oglethorpe since 1983, and his present term will expire in March 1995. He is a member of the Operations Committee. He is also a Director of Federated Rural Electric Insurance Corporation in Shawnee Mission, Kansas and serves on the Advisory Board of NationsBank of GA, N.A.

COASTAL EMC

     James E. Estes--Director, age 58, has served on the Board of Directors of Oglethorpe since March 1982, with his present term to expire in March 1994. He is a member of the Executive Committee. He is also Vice President of the Board of Directors of Coastal EMC. Additionally, he works in avionic maintenance for Georgia Air National Guard, is President of Ways Company, Inc., a real estate development company in Richmond Hill, Georgia, and is a proprietor of Estes Tax Service, an income tax service in Richmond Hill, Georgia.

     Wayne Collins--Alternate Director, age 43, is the General Manager of Coastal EMC and has served as an Alternate Director of Oglethorpe since March 1977. His present term as an Alternate Director will expire in March 1994.

COBB EMC

     Larry N. Chadwick--Director, age 53, is the owner of Chadwick's Hardware in Woodstock, Georgia. He has served on the Board of Directors of Oglethorpe since July 1989, with his present term to expire in March 1995. He is Chairman of the Board of Cobb EMC. He is Chairman of the Operations Committee.

     Dwight Brown--Alternate Director, age 48, is President and Chief
Executive Officer of Cobb EMC. He previously served as Vice President of Engineering and Operations for Cobb EMC. He has served as an Alternate Director of Oglethorpe since October 1993, with his present term to expire in March 1995.

COLQUITT EMC

     Simmie King--Director, age 50, is the owner and operator of a farm. He has served on the Board of Directors of Oglethorpe since March 1991, with his present term to expire in March 1996.

     R. L. Gaston--Alternate Director, age 46, is the General Manager of Colquitt EMC. From January 1985 to January 1990, he was Manager of Engineering and Operations for Colquitt EMC. He has served as an Alternate Director of Oglethorpe since February 1990, with his present term to expire in March 1996. He is currently a member of the Planning and Construction Committee.

COWETA-FAYETTE EMC

     W. F. Farr--Director, age 81, is a banker. He has served on the Board of Directors of Oglethorpe since March 1975, with his present term to expire in March 1995. He is currently the Chairman of the GEMC/Oglethorpe Human Resources Management Committee. He has been President of Coweta-Fayette EMC since 1974. He previously served as President of the Fayette State Bank in Peachtree City, Georgia and as a Director and Consultant for Citizens and Southern National Bank, South Metro Board in Atlanta, Georgia. Since June 1985, he has been the owner and President of Pioneer Financial Associates, Inc. in Peachtree City, Georgia.

     Michael C. Whiteside--Alternate Director, age 51, has been General Manager of Coweta-Fayette EMC since August 1983. He previously served as Administrative Assistant of Coweta-Fayette EMC. He has served as an Alternate Director of Oglethorpe since September 1983, with his present term to expire in March 1995. He is currently a member of Oglethorpe's Planning and Construction Committee.

EXCELSIOR EMC

     Vacant--Director

     Gary T. Drake--Alternate Director, age 45, is the General Manager of Excelsior EMC. He has served as an Alternate Director of Oglethorpe since January 1979, with his present term to expire in March 1994. He was Secretary-Treasurer of Oglethorpe from March 1984 through March 1989. He is currently a member of the Operations Committee. Mr. Drake is also a Director of GEMC and a Director of Pineland State Bank in Metter, Georgia.

FLINT EMC

     Jeff S. Pierce, Jr.--Director, age 62, has served on the Board of Directors of Oglethorpe since June 1992, with his present term to expire in March 1994.
He has served as a Director of Flint EMC since 1964. He previously served 28 years as Chief Executive Officer and as a Director for the First Federal
Savings and Loan Association in Warner Robins, Georgia. He is also a Director of GEMC.

     Harold B. Smith--Alternate Director, age 57, has been employed as General Manager of Flint EMC since November 1978. He has served as an Alternate Director of Oglethorpe since 1978, with his present term to expire in March 1994. He is currently a member of the Planning and Construction Committee of Oglethorpe and

Chairman of the GEMC/Oglethorpe External Affairs Committee. Mr. Smith is also the Chairman of the Board of the Food and Energy Council.

GRADY EMC

     Donald C. Cooper--Director, age 63, is the owner, operator and President of Cooper Farms, Inc., a farm in Grady County, Georgia where he grows row crops and raises cattle. He has served on the Board of Directors of Oglethorpe since March 1975, with his present term to expire in March 1996.

     Thomas A. Rosser--Alternate Director, age 46, has been employed as General Manager of Grady EMC since January 1992. He has served as an Alternate Director of Oglethorpe since January 1992, with his present term to expire in March 1996. Mr. Rosser is also a Director of the Cairo Banking Company in Cairo, Georgia.

GREYSTONE POWER CORPORATION, AN EMC

     J. Calvin Earwood--Director. For a description of Mr. Earwood's background and experience, see "Identification of Executive Officers and Senior Executives" below.

     Tim B. Clower--Alternate Director, age 57, is President and Chief Executive Officer of GreyStone Power Corporation, an EMC. He has served as an Alternate Director of Oglethorpe since September 1974, with his present term to expire in March 1995. Mr. Clower serves on the Boards of Directors of Citizens & Merchants State Bank and GEMC Workers' Compensation Fund.

HABERSHAM EMC

     Herbert Church--Director, age 57, is a logging contractor. He has served on the Board of Directors of Oglethorpe since August 1991, with his present term to expire in March 1996. He has been a Director of Habersham EMC since 1977.

     William E. Canup--Alternate Director, age 58, is the General Manager of Habersham EMC. Mr. Canup was Manager of Engineering/Operations of Habersham EMC from 1979 to 1984 and served as Assistant Manager of Habersham EMC from 1984 to 1986. He has served as an Alternate Director of Oglethorpe since July 1986, with his present term to expire in March 1996.

HART EMC

     Mac F. Oglesby--Director, age 61, served as Assistant Secretary-Treasurer of Hart EMC from July 1986 through December 1987, when he was appointed President. He has served as a Director of Oglethorpe since February 1987, with his present term to expire in March 1994. He is currently a member of the Planning and Construction Committee of Oglethorpe. He also was a U.S. Postal Service Rural Carrier for 30 years.

     Grooms Johnson--Alternate Director, age 64, has been the General Manager of Hart EMC since March 1991. Prior to that time, he served as Assistant Manager of Hart EMC. He has served as an Alternate Director of Oglethorpe since March 1991, with his present term to expire in March 1994. Mr. Johnson is also a Director of Bank of Hartwell in Hartwell, Georgia.

IRWIN EMC

     Benny W. Denham--Director. For a description of Mr. Denham's background and experience, see "Identification of Executive Officers and Senior Executives" below.

     Harold Randall Crenshaw--Alternate Director, age 42, has been the General Manager of Irwin EMC since February 1988. He has served as an Alternate Director of Oglethorpe since February 1988, with his present term to expire in March 1995. He is a member and past Vice Chairman of the Finance Committee of Oglethorpe.

JACKSON EMC

     E. L. McLocklin--Director, age 81, is a cattle farmer. He is also Chairman of the Board of Directors of Jackson EMC. He has served as a Director of Oglethorpe since October 1989, with his present term to expire in March 1996.

     Randall Pugh--Alternate Director, age 50, is President and Chief Executive Officer of Jackson EMC. From August 1984 to January 1988 he was General Manager of Jackson EMC. He was also General Manager of Walton EMC from 1977 to August 1984. He has served as an Alternate Director of Oglethorpe since 1977. His present term as Alternate Director will expire in March 1996. He is currently the Chairman of the Finance Committee. Mr. Pugh is also a Director of the First National Bank of Jackson County in Gainesville, Georgia.

JEFFERSON EMC

     Sam Rabun--Director, age 62, is part owner of a livestock farm. He has served as a Director of Oglethorpe since March 1993 with his present term to expire in March 1996. Mr. Rabun is the President of Jefferson EMC.

     Ralph E. Lewis--Alternate Director, age 49, has been the General Manager of Jefferson EMC since 1979. He has served as an Alternate Director of Oglethorpe since 1979, with his present term to expire in March 1996. He is also Vice President of the GEMC Workers' Compensation Fund.

LAMAR EMC

     E. J. Martin, Jr.--Director, age 66, is the owner of the Country Kitchen restaurant in Barnesville, Georgia. He is a retired tax assessor and appraiser for Lamar County. He has served on the Board of Directors of Oglethorpe since March 1982, with his present term to expire in March 1994. He is a member of the GEMC/Oglethorpe Human Resources Management Committee. Mr. Martin is the President of Lamar EMC and a Director of GEMC.

     J. Raleigh Henry--Alternate Director, age 43, is General Manager of Lamar EMC. Prior to becoming General Manager, he served as Office Manager of Lamar EMC. He has served as an Alternate Director of Oglethorpe since 1990, with his present term to expire in March 1994.

LITTLE OCMULGEE EMC

     J. D. Williams--Director, age 81, is currently retired. He has served on the Board of Directors of Oglethorpe since March 1986, with his present term to expire in March 1994. He is a member of Oglethorpe's Planning and Construction Committee. He previously served as President, then as Vice President of Little Ocmulgee EMC. Mr. Williams is also a Director of Security State Bank in McRae, Georgia, and a Director of Farmers State Bank in Dublin, Georgia.

     A. Arnold Horton--Alternate Director, age 47, is the General Manager of Little Ocmulgee EMC. He previously served as Manager of Engineering and Operations, and has been with Little Ocmulgee EMC since 1983. He has served as the Alternate Director of Oglethorpe since March 1993, with his present term to expire in March 1994.

MIDDLE GEORGIA EMC

     Ronnie Fleeman--Director, age 59, is a self-employed land and timber developer. He has served on the Board of Directors of Oglethorpe since 1990. His present term as a Director will expire in March 1995. He is a member of the GEMC/Oglethorpe Human Resources Management Committee.

     Charles Hugh Richardson--Alternate Director, age 40, has been General Manager of Middle Georgia EMC since June 1983. From January 1983 to June 1983, he was Acting General Manager of Middle Georgia EMC, and from September 1976 to January 1983, he was Manager of Engineering at Middle Georgia EMC. He has served as an Alternate Director of Oglethorpe since 1983, with his present term to expire in March 1995.

MITCHELL EMC

     D. Lamar Cooper--Director, age 58, operates a dairy farm. He has served on the Board of Directors of Oglethorpe since September 1974. His present term as a Director will expire in March 1996. He is a member of the Operations Committee of Oglethorpe.

     Gerald Freehling--Alternate Director, age 50, has been General Manager of Mitchell EMC since September 1987. Since that time, he has served as an Alternate Director of Oglethorpe. His present term expires in March 1996. He previously served as General Manager of Steuben Rural Electric Cooperative in Bath, New York.

OCMULGEE EMC

     Barry H. Martin--Director, age 45, is a farmer. He has served on the Board of Directors of Oglethorpe since March 1983. His present term as a Director expires in March 1994. Mr. Martin is the President of Ocmulgee EMC.

     Dennis Grenade--Alternate Director, age 53, has been employed by Ocmulgee EMC since December 1957. He has been General Manager since October 1987 and was previously Acting Manager and Manager of Operations. He has served as an Alternate Director since October 1987 and his present term expires in March 1994. He is a member of the Finance Committee.

OCONEE EMC

     John B. Floyd, Jr.--Director, age 51, has served on the Board of Directors of Oglethorpe since March 1980, with his present term to expire in March 1996. He is currently a member of the Finance Committee. He is the Vice Chairman of the Board of Oconee EMC and is a Director of CFC. Mr. Floyd also serves as First Vice President of The Four County Bank, as Vice President of The Four County Insurance Agency, Inc., and as President of Twiggs Gin, Inc., a home construction company in Allentown, Georgia.

     Preston L. Johnson--Alternate Director, age 59, is President and Chief Executive Officer of Oconee EMC. He has served as an Alternate Director of Oglethorpe since September 1974, with his present term to expire in March 1996. He was Secretary-Treasurer of Oglethorpe from September 1974 to March 1984.

OKEFENOKE RURAL EMC

     Steve Rawl, Sr.--Director, age 47, has been President of Rawls, Inc., a gift shop, since 1972. He has served as a Director of Oglethorpe since September 1993, with his present term to expire in March 1994. He is also a Director of GEMC.

     W. Don Holland--Alternate Director, age 43, is General Manager of Okefenoke Rural EMC. He has served as an Alternate Director of Oglethorpe since 1979, with his present term to expire in March 1994. He was formerly General Manager of Little Ocmulgee EMC. He is currently Chairman of the Planning and Construction Committee of Oglethorpe.

PATAULA EMC

     James Grubbs--Director, age 71, is a farmer. He is involved with fertilizer and chemical sales, and operates an air spray service and a peanut purchasing plant. He has served on the Board of Directors of Oglethorpe since March 1983. His present term as a Director will expire in March 1996. He is a member of the Finance Committee of Oglethorpe.

     Gary W. Wyatt--Director, age 41, is General Manager of Pataula EMC. He has served as an Alternate Director of Oglethorpe since July 1986, with his present term to expire in March 1996. He previously was Operations Manager and Assistant Operations Superintendent of Coosa Valley Electric Cooperative.

PLANTERS EMC

     Sammy M. Jenkins--Director, age 67, is in the farm machinery business and has been President of Jenkins Ford Tractor Co., Inc. since 1973. He has served on the Board of Directors of Oglethorpe since March 1988, with his present term to expire in March 1994. He is Vice President of Planters EMC. He was Vice Chairman of the Board of Oglethorpe from March 1989 to March 1990.

     Ellis H. Lovett--Alternate Director, age 58, is General Manager of Planters EMC and has served as an Alternate Director of Oglethorpe since 1983. His present term as an Alternate Director will expire in March 1994. He is a member of the Operations Committee of Oglethorpe.

RAYLE EMC

     J. M. Sherrer--Director, age 58, is the owner of a grocery, hardware, gas and feed store. He has served on the Board of Directors of Oglethorpe since September 1993, with his present term to expire in March 1994.

     Wayne Poss--Alternate Director, age 48, has served as General Manager of Rayle EMC since December 1992. Prior to that time, he served as Manager of Engineering for Rayle EMC. He has served as an Alternate Director to Oglethorpe since February 1993, with his present term to expire in March 1994. He is a member of the GEMC/Oglethorpe External Affairs Committee.

SATILLA RURAL EMC

     Jack D. Vickers--Director, age 76, is the owner and operator of a farm in Coffee County, Georgia. He has served on the Board of Directors of Oglethorpe since March 1975. His present term will expire in March 1994.

     R. Lehman Lanier--Alternate Director, age 74, is President and Chief Executive Officer of Satilla Rural EMC. He has served as an Alternate Director of Oglethorpe since September 1974, and his present term expires in March 1994. He is a member of the Operations Committee of Oglethorpe. He is also a Director of Southeastern Data Cooperative, Inc.

SAWNEE EMC

     C. W. Cox, Jr.--Director, age 66, is the owner of Cox Digging & Grading, a general contracting sole proprietorship. He has served as a member of the Board of Directors of Oglethorpe since February 1987, with his present term to expire in March 1994. He is a member of the Planning and Construction Committee.

     Michael A. Goodroe--Alternate Director, age 37, is Executive Vice President and General Manager of Sawnee EMC. He previously served as Assistant General Manager of Sawnee EMC. He has served as an Alternate Director of Oglethorpe since 1990, with his present term to expire in March 1994. He is a member of the GEMC/Oglethorpe External Affairs Committee.

SLASH PINE EMC


     Johnnie Crumbley--Director, age 71, is President of Slash Pine EMC. He retired in 1982 from the Seaboard Coastline System. He has served as a member of the Board of Directors of Oglethorpe since March 1978, with his present term to expire in March 1996. He is also a Director of GEMC.

     Edward Teston--Alternate Director, age 59, is Manager of Slash Pine EMC. He has served as an Alternate Director of Oglethorpe since 1985, with his present term to expire in March 1996.

SNAPPING SHOALS EMC

     Jarnett W. Wigington--Director, age 61, is a self-employed wallpapering contractor. He has served on the Board of Directors of Oglethorpe since 1990. His present term expires in March 1994. He is a member of the Executive Committee of Oglethorpe.

     J. E. Robinson--Alternate Director, age 74, is President, Cheif Executive Officer and Manager of Snapping Shoals EMC. He has been Manager of Snapping Shoals EMC since 1953. He has served as an Alternate Director of Oglethorpe since September 1974, with his present term to expire in March 1994. Mr. Robinson is also a Director of the First National Bank of Newton County.

SUMTER EMC

     Bob Jernigan--Director, age 66, is a manager for Mike L. Moon Enterprises in Columbus, Georgia, which among other things, is involved in real estate development and wholesale and retail women's apparel. He has served as a Director of Oglethorpe since March 1976, with his present term to expire in March 1996. He served as Vice Chairman of the Board of Directors of Oglethorpe from March 1990 to March 1993. He is currently a member of the Executive Committee. He is the President of Sumter EMC and a Director of GEMC.

     James T. McMillan--Alternate Director, age 44, has been General Manager of Sumter EMC since 1984. Prior to that time, he served as Manager of the Staff Services Department of Sumter EMC, Manager of the Construction and Maintenance Department of Sumter EMC, and Manager of the Office Services Department of Sumter EMC. He has served as an Alternate Director of Oglethorpe since 1984, with his present term to expire in March 1996.

THREE NOTCH EMC

     C. Willard Mims--Director, age 47, is a farmer. He has served on the Board of Directors since 1991, with his present term to expire in March 1996. He is a member of the GEMC/Oglethorpe External Affairs Committee. He is also a Director of GEMC.

     Carlton O. Thomas--Alternate Director, age 46, has been General Manager of Three Notch EMC since 1990. Prior to that time, he served as Office Manager of Three Notch EMC. He has served as an Alternate Director of Oglethorpe since 1990, with his present term to expire in March 1996. He is also a Director of First Federal Savings Bank of Southwest Georgia.

TRI-COUNTY EMC

     James E. Dooley--Director, age 67, is self-employed in the real estate business. He has served on the Board of Directors of Oglethorpe since November 1986, with his present term to expire in March 1996. Prior to his retirement in 1982, he was employed as a Director in the U.S. Department of Agriculture.

     Carol Robertson--Alternate Director, age 45, is the General Manager of Tri-County EMC. She has served as an Alternate Director of Oglethorpe since July 1988, with her present term to expire in March 1996. She is a member of the GEMC/Oglethorpe External Affairs Committee.

TROUP EMC

     Willis T. Woodruff--Director, age 68, is a self-employed cattleman. He has served on the Board of Directors of Oglethorpe since March 1987, with his present term to expire in March 1995. He is also a Director of GEMC.

     Wayne Livingston--Alternate Director, age 42, has been the Executive Vice President and General Manager of Troup EMC since September 1987. Prior to that time, he was General Manager of Ocmulgee EMC. He has served as an Alternate Director of Oglethorpe since 1978, with his present term to expire in March 1995. He is a member of the Finance Committee.

UPSON COUNTY EMC

     Hubert Hancock--Director, age 77, has been President of the Upson County EMC for the past 33 years. He has served as a Director of Oglethorpe since September 1974, serving as Vice President from 1975 to 1978, as President from March 1984 to July 1986, and as Chairman of the Board from July 1986 to March 1989. His present term as Director expires in March 1995, and he currently serves on the Executive Committee of Oglethorpe. Prior to his involvement with Oglethorpe and Upson County EMC, Mr. Hancock was a general farmer as well as a peach farmer and cattle farmer. Mr. Hancock is also a Director of West Central Georgia Bank in Thomaston, Georgia, Chairman of Upson County Hospital Authority, and a member of the Thomaston Upson County Industrial Authority.

     Walter E. Hammond--Alternate Director, age 62, is General Manager of Upson County EMC. He has served as an Alternate Director of Oglethorpe since 1978, and his present term will expire in March 1995.

WALTON EMC


     Bob J. Dickens--Director, age 67, retired in 1988 from Thornton Brothers Paper Company, Inc. in Athens, Georgia. He has served on the Board of Directors of Oglethorpe since March 1987, and his present term expires in March 1995. He is a member of Oglethorpe's Operations Committee.

     D. Ronnie Lee--Alternate Director, age 45, has been General Manager of Walton EMC since August 1993. Prior to that time, he served as Manager of Engineering and Operations from January 1979 to August 1993 for Walton EMC. He has served as an Alternate Director of Oglethorpe since September 1993, with his present term to expire in March 1995.

WASHINGTON EMC

     W. W. Archer--Director, age 62, is a self-employed insurance agent and cattle farmer. He has served on Oglethorpe's Board of Directors since September 1987, and his present term expires in March 1995. He is also a Director of the Bank of Hancock County in Sparta, Georgia.

     Robert S. Moore, Sr.--Alternate Director, age 64, has been General Manager of Washington EMC since April 1982. Prior to that time, he was Assistant General Manager of Washington EMC. He has served as an Alternate Director of Oglethorpe since 1982, with his present term to expire in March 1995. He is a member of the Planning and Construction Committee of Oglethorpe.

(b)  IDENTIFICATION OF EXECUTIVE OFFICERS AND SENIOR EXECUTIVES:

     Oglethorpe is managed and operated under the direction of a President and Chief Executive Officer, who is appointed by the Board of Directors. The executive officers of Oglethorpe and their principal occupations are as follows:

     J. Calvin Earwood, Chairman of the Board, age 52, has served as a principal executive officer of Oglethorpe since March 1984 (from March 1984 to July 1986, as Vice President; from July 1986 to March 1989, as Vice Chairman of the Board; and since March 1989, as Chairman of the Board). Mr. Earwood has served as a Director of Oglethorpe since March 1981, with his present term to expire in March 1995. He is currently the Chairman of the Executive Committee of Oglethorpe and a member of the GEMC/Oglethorpe Human Resources Management Committee. He was previously a member of the Operations Review Committee of Oglethorpe. From 1965 through 1982, Mr. Earwood was a salesman and part owner of Builders Equipment Company. Since January 1983 he has been the owner and President of Sunbelt Fasteners, Inc., which sells specialty tools and fasteners to the commercial construction trade. He is also Chairman of the Board of Directors of Community Trust Bank in Hiram, Georgia and a Director of GreyStone Power Corporation.

     Benny W. Denham--Vice Chairman of the Board, age 63, has served as a principal executive officer of Oglethorpe since March 1993. He has served as a member of Oglethorpe's Executive Committee and on the Board of Directors of Oglethorpe since December 1988. His present term will expire in March 1995. He was previously a member of the Power Planning and Technical Advisory Committee of Oglethorpe. He is also the past President of GEMC and currently serves on GEMC's Executive Committee and is a Director of Community National Bank in Ashland, Georgia. Mr. Denham is a Director of Irwin EMC.

     John S. Dean, Sr., Secretary-Treasurer, age 54, has served as Secretary-Treasurer of Oglethorpe since March 1989. He has served as an Alternate Director of Oglethorpe since 1975, with his present term to expire in March 1995. He is currently a member of the Finance Committee and an ex officio member of the Executive Committee. He previously served on Oglethorpe's Operations Review Committee. Mr. Dean has been General Manager/Chief Executive Officer of Amicalola EMC since 1974. Prior to his employment with Amicalola EMC, he was Controller of Pickens General Hospital. Currently, he is on the Board of Directors of Southeastern Data Cooperative, Inc., Crescent Bank & Trust Company, CoBank, and GEMC Workers' Compensation Fund. Mr. Dean has a Bachelor of Arts degree in Accounting from the University of Georgia.

     T. D. Kilgore, President and Chief Executive Officer, age 46, has served as an executive of Oglethorpe since July 1984 (from July 1984 to July 1986, as Division Manager, Power Supply; July 1986 to July 1991, as Senior Vice President, Power Supply; and since July 1991, as President and Chief Executive Officer). Mr. Kilgore served as Executive Vice President of GEMC from December 1991 to June 1992. He has served as President and Chief Executive Officer of GEMC from June 1992 until the present. Mr. Kilgore has over 20 years of utility experience, including five years in senior management positions with Arkansas Power & Light Co. and seven years as a civilian employee with the Department of the Army in positions ranging from reliability engineering to construction management. Mr. Kilgore has served on various industry committees including Electric Power Research Institute's Board of Directors and its Advanced Power Systems Division and Coal System Division Advisory Committees. He has also served on the Boards of Directors of the U.S. Committee for Energy Awareness, the Advanced Reactor Corporation, on the Edison Electric Institute's Power Plant Availability Improvement Task Force and the Nuclear Power Oversight Committee, an organization of industry executives which considers policy issues for the nation's nuclear power industry. Mr. Kilgore currently serves on the Board of Directors of the Georgia Chamber of Commerce and on the National Rural Electric Cooperative Association's Power and Generation Committee. Mr. Kilgore has a BS degree in mechanical engineering from the University of Alabama, where he has been recognized as a Distinguished Engineering Fellow, and a ME degree in industrial engineering from Texas A&M.

     The senior executives assisting Mr. Kilgore, their areas of responsibility and a brief summary of their experience are as follows:





     Charles T. Autry, Senior Vice President and General Counsel, age 45, has served as an executive of Oglethorpe since February 1986 (from February 1986 to July 1986, as Corporate Counsel; from July 1986 to December 1989, as General Counsel; from December 1989 to November 1991, as Senior Vice President, Governmental Affairs and General Counsel; from November 1991 to February 1994, as Senior Vice President, Corporate Services and General Counsel; and since February 1994, as Senior Vice President and General Counsel). Prior to that time, Mr. Autry served as Staff Attorney from August 1979 to January 1985 and as Corporate Attorney from January 1985 to February 1986. Mr. Autry joined Oglethorpe in August 1979 after five years of military and private practice experience. He has been admitted to practice before all State Courts in Georgia as well as the Federal District Court for the Northern District of Georgia, and the Fifth and Eleventh Circuit Courts of Appeal and the U. S. Tax Court. He has a BA degree from the University of Georgia, a JD degree from the University of Alabama School of Law, a LLM degree in Taxation from Emory University School of Law, and an MBA degree from Georgia State University.

     Eugen Heckl, Senior Vice President and Chief Financial Officer, age 59, has served as an executive of Oglethorpe since March 1975 (from March 1975 to July 1986, as senior finance and accounting executive; from July 1986 to February 1994 as Senior Vice President, Finance; and since February 1994, as Senior Vice President and Chief Financial Officer). Mr. Heckl has approximately 30 years of experience, including ten years as a consultant and auditor to electric utilities with Arthur Andersen & Co. and two years as Secretary-Treasurer of Davis Brothers, Inc. Mr. Heckl is a Certified Public Accountant in Georgia and has a BS degree in accounting from Samford University and an MBA degree from Emory University. Mr. Heckl has served as a Director of the GEMC Federal Credit Union since 1983, and as its Chief Financial Officer since 1984.

     G. Stanley Hill, Senior Vice President, External Affairs, age 58, has served as an executive of Oglethorpe since October 1975 (from October 1975 to November 1988, as Director of Planning, Director of Power Supply and Planning, Division Manager, Power Supply and Engineering, Division Manager, Engineering, Senior Vice President, Planning and System Operations; from November 1988 to November 1991, as Senior Vice President, Administration; from November 1991 to February 1994, as Senior Vice President, Marketing and Customer Service and since February 1994, as Senior Vice President, External Affairs). Mr. Hill has approximately 36 years experience with electric utilities, including four years in the Engineering Department of the South Carolina Public Service Authority and 11 years as engineer and senior engineer with Southern Engineering Company of Georgia, a consulting engineering firm. Mr. Hill is a registered Professional Engineer and a certified Cogeneration Professional in Georgia and has a BS degree in electrical engineering from Clemson University and an MBA degree from Georgia State University. Mr. Hill is presently an Oglethorpe representative on the Joint Committee. For information about the Joint Committee, see "CO-OWNERS OF THE PLANTS AND THE PLANT AND TRANSMISSION AGREEMENTS-The Joint Committee Agreement" in Item 1.

     W. Clayton Robbins, Senior Vice President and Group Executive, Support Services, age 47, has served as an executive of Oglethorpe since December 1991 (from December 1991 to February 1994, as Vice President, Corporate Performance, and since February 1994, as Senior Vice President and Group Executive, Support Services). Prior to that time, Mr. Robbins served as Department Manager, Project Services, from September 1986 to November 1988; as Program Director, Marketing Research and Analysis, from November 1988 to December 1989; and as Vice President, Marketing Research and Analysis, from December 1989 to December 1991. Before coming to Oglethorpe, Mr. Robbins spent 17 years with the Stearns-Catalytic World Corporation and various subsidiaries, including 13 years in management positions responsible for Human Resources, Information Systems, Contracts, Insurance, Accounting, and Project Controls. Mr. Robbins has a BA degree in Business Administration from the University of North Carolina at Charlotte.

     David L. Self, Senior Vice President and Group Executive, Generation, age 65, has served as an executive of Oglethorpe since August 1991 (from August 1991 to November 1991, as Senior Vice President, Power Supply; from November 1991 to February 1994, Senior Vice President, Operations; and since February 1994, as Senior Vice President and Group Executive, Generation). Mr. Self joined Oglethorpe in February 1988 as the corporation's on-site representative at Plant Hatch after 30 years in the United States Navy and five years with Illinois Power Company. He is a member of the Board of Trustees of Southern Tech Foundation, Inc. He has a BS degree from Saint Mary's College in California. Mr. Self is presently the Oglethorpe representative on both the Nuclear Managing Board and the Plant Scherer Managing Board, and is an Oglethorpe representative on the Joint Committee. For information about the Managing Boards and the Joint Committee, see "CO-OWNERS OF THE PLANTS AND THE PLANT AND TRANSMISSION AGREEMENTS-The Plant Agreements" and "-The Joint Committee Agreement" in Item 1.

     Nelson G. Hawk, Vice President and Group Executive, Marketing, age 44, joined Oglethorpe in February 1994 after almost 24 years of electric utility experience. Prior to coming to Oglethorpe, he held various management positions with Florida Power & Light Company and related subsidiaries, including as Director of Regulatory Affairs at Florida Power & Light from October 1993 to January 1994; as Director of Market Planning from July 1991 to September 1993; and as Director of Strategic Business and President of FPL Enersys Services, Inc. (a utility subsidiary providing energy services to commercial/industrial customers) from April 1989 to June 1991. Mr. Hawk has a BS degree in Electrical Engineering from Georgia Institute of Technology and an MBA degree from Florida International University.

     Wylie H. Sanders, Vice President and Group Executive, Transmission, age 57, joined Oglethorpe in January 1994 after 35 years of utility experience, including 20 years in management positions with Florida Power & Light Company. Prior to coming to Oglethorpe, he served as Division Commercial Manager from April 1973 to August 1983; as District General Manager from August 1983 to July 1991; and as Director of Transmission from July 1991 to September 1993 with Florida Power & Light. Mr. Sanders has a Bachelor's degree in Industrial Engineering from Georgia Institute of Technology and has participated in Harvard University's postgraduate Program for Management Development.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth for Oglethorpe's President and Chief Executive Officer and the four most highly compensated senior executives all compensation paid or accrued for services rendered in all capacities during the years ended December 31, 1993, 1992 and 1991. Amounts included in the table under "Bonus" represent payments based on an incentive compensation policy. All amounts paid under this policy are fully at risk each year and are earned based upon the achievement of corporate goals and each individual's contribution to achieving those goals. In conjunction with this policy, base salaries remain fairly stable and are targeted below the market valuations for similar positions.

                                                            ANNUAL
                                                         COMPENSATION
NAME AND                                                 ------------          ALL OTHER
PRINCIPAL POSITION                           YEAR     SALARY     BONUS(3)    COMPENSATION
- ------------------                           ----    --------    --------    ------------
T. D. Kilgore                                1993    $211,250    $      0        $6,256(1)
  President and Chief Executive Officer      1992     195,000           0         5,891
                                             1991     181,147           0              (2)

Eugen Heckl                                  1993     142,114      12,228         5,103(1)
  Sr. Vice President and Chief               1992     142,114      19,135         4,079
  Financial Officer                          1991     142,114           0              (2)

G. Stanley Hill                              1993     140,000      12,580         4,905(1)
  Sr. Vice President,                        1992     140,000      18,195         4,391
  External Affairs                           1991     134,872           0              (2)

Charles T. Autry                             1993     139,750      10,991         4,326(1)
  Sr. Vice President and                     1992     139,750      16,950         4,232
  General Counsel                            1991     139,750           0              (2)

David L. Self                                1993     135,000      12,143         5,077(1)
  Sr. Vice President and                     1992     131,800      18,286         4,168
  Group Executive, Generation                1991     110,067           0              (2)

- -------------------------
(1) Includes contributions made in 1993 by Oglethorpe under the 401(k) Retirement Savings Plan on behalf of Messrs. Kilgore, Heckl, Hill, Autry and Self in the amounts of $4,497, $4,497, $4,200, $4,193 and $4,050, respectively, and above market amounts of interest earned by Messrs. Kilgore, Heckl, Hill, Autry and Self on deferred compensation amounts paid by Oglethorpe in the amounts of $1,759, $606, $705, $133, and $1,027, respectively.

(2) In accordance with the transition provision applicable to the Commission's new rules regarding executive compensation disclosure, Oglethorpe is not required to provide any information for fiscal year 1991.

(3) Mr. Kilgore is not a participant in the incentive compensation program. His compensation is governed solely by the Board of Directors.

PENSION PLAN TABLE

                                           YEARS OF CREDITED SERVICE
                                        --------------------------------
AVERAGE COMPENSATION                      15          20      25 OR MORE
- --------------------                    ------      ------    ----------
$125,000 . . . . . . . . . . . . . .   $35,592     $47,456   $  59,320
 150,000 . . . . . . . . . . . . . .    43,092      57,456      71,820
 175,000 . . . . . . . . . . . . . .    50,592      67,456      84,320
 200,000 . . . . . . . . . . . . . .    58,092      77,456      96,820
 225,000 . . . . . . . . . . . . . .    65,592      87,456     109,320
 250,000 . . . . . . . . . . . . . .    68,844      91,792     114,740

     The preceding table shows estimated annual straight life annuity benefits payable upon retirement to persons in specified compensation and years-of-service classifications assuming such persons had attained age 65 and retired during 1993. For purposes of calculating pension benefits, compensation is defined as total salary and bonus, as shown in the above Summary Compensation Table. Because covered compensation changes each year, the estimated pension benefits for the classifications above will also change in future years. The above pension benefits are not subject to any deduction for Social Security or other offset amounts.

     As of December 31, 1993, the years of credited service under the Pension Plan for the individuals listed in the Summary Compensation Table are as follows:

                                                                   YEARS OF
  NAME                                                         CREDITED SERVICE
  ----                                                         ----------------
Mr. Kilgore. . . . . . . . . . . . . . . . . . . . . . . . . .         8
Mr. Heckl. . . . . . . . . . . . . . . . . . . . . . . . . . .        17
Mr. Autry. . . . . . . . . . . . . . . . . . . . . . . . . . .        14
Mr. Hill . . . . . . . . . . . . . . . . . . . . . . . . . . .        17
Mr. Self . . . . . . . . . . . . . . . . . . . . . . . . . . .         5


COMPENSATION OF DIRECTORS

     Oglethorpe pays its Directors a per diem fee of $200 for meetings attended or $50 for meetings conducted by conference call. Additionally, Oglethorpe reimburses its Directors for out-of-pocket expenses incurred in attending a meeting. Alternate Directors serving as a Director at any meeting receive neither the per diem payment nor the expense reimbursement to which a Director is entitled. The Member of which the Alternate Director is the manager receives reimbursement for the Alternate Director's out-of-pocket expenses.

     The Chairman of the Board is also paid at least one day's per diem of $200 each month for time involved in carrying out his official duties in addition to the regularly scheduled Board Meeting.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     W. F. Farr, J. Calvin Earwood, Ronnie Fleeman, E. J. Martin, Jr. and Robert A. Reeves serve as members of the GEMC/Oglethorpe Human Resources Management Committee which functions as Oglethorpe's compensation committee.
J. Calvin Earwood has served as an executive officer of Oglethorpe since 1984 and has served as the Chairman of the Board since 1989.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Not applicable.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                            PAGE
                                                                            ----
(a)  LIST OF DOCUMENTS FILED AS A PART OF THIS REPORT.

          (1) FINANCIAL STATEMENTS (Included under "Item 8. Financial Statements and Supplementary Data")
                Statements of Revenues and Expenses, For the Years
                 Ended December 31, 1993, 1992 and 1991. . . . . . . . . .    33
                Statements of Patronage Capital, For the Years Ended
                 December 31, 1993, 1992 and 1991. . . . . . . . . . . . .    33
                Balance Sheets, As of December 31, 1993 and 1992 . . . . .    34
                Statements of Capitalization, As of December 31, 1993
                 and 1992. . . . . . . . . . . . . . . . . . . . . . . . .    36
                Statements of Cash Flows, For the Years Ended December
                 31, 1993, 1992 and 1991 . . . . . . . . . . . . . . . . .    37
                Notes to Financial Statements. . . . . . . . . . . . . . .    38
                Report of Management . . . . . . . . . . . . . . . . . . .    48
                Report of Independent Public Accountants . . . . . . . . .    48

          (2)  FINANCIAL STATEMENT SCHEDULES

               Schedule I  --  Marketable Securities--Other Security
                               Investments, As of December 31, 1993           78
               Schedule V  --  Utility Plant, Including Intangibles, For the
                               Years Ended December 31, 1993, 1992 and 1991   79
               Schedule VI --  Accumulated Provision for Depreciation
                               of Utility Plant, For the Years Ended
                               December 31, 1993, 1992 and 1991               82
               Schedule X  --  Supplementary Income Statement
                               Information, For the Years Ended
                               December 31, 1993, 1992 and 1991               85

          (3)  EXHIBITS

NUMBER               DESCRIPTION
- ------               -----------

 *3(i)        --    Restated Articles of Incorporation of Oglethorpe, dated as of July 26, 1988. (Filed as Exhibit 3.1 to the Registrant's
                    Form 10-K for the fiscal year ended December 31, 1988, File
                    No. 33-7591.)

 *3(ii)       --    Bylaws of Oglethorpe as amended November 8, 1993. (Filed as
                    Exhibit 3.2 to the Registrant's Form 10-Q for the quarterly period ended September 30, 1993, File No. 33- 7591.)

 *4.1         --    Serial Facility Bond (included in Collateral Trust Indenture listed as Exhibit 4.2).

 *4.2         --    Collateral Trust Indenture, dated as of October 15, 1986,
                    between OPC Scherer Funding Corporation, Oglethorpe and
                    Trust Company Bank, a banking corporation, as Trustee.
                    (Filed

NUMBER               DESCRIPTION
- ------               -----------

                    as Exhibit 4.2 to the Registrant's Form S-1 Registration Statement, File No. 33- 7591, filed on October 9, 1986.)

 *4.3         --    Refunding Lessor Notes. (Filed as Exhibit 4.3.1 to the
                    Registrant's Form S-1 Registration Statement, File No.
                    33-7591, filed on October 9, 1986.)

 *4.4(a)      --    Nonrecourse Promissory Secured Note, due June 30, 2011, from
                    Wilmington Trust Company and William J. Wade, as Owner
                    Trustees, to Columbia Bank for Cooperatives.  (Filed as
                    Exhibit 4.3.4 to the Registrant's Form S-1 Registration
                    Statement, File No. 33- 7591, filed on October 9, 1986.)

 *4.4(b)      --    First Amendment to Nonrecourse Promissory Secured Note,
                    dated as of June 30, 1987, by Wilmington Trust Company and
                    The Citizens and Southern National Bank, as Owner Trustee under Trust Agreement No. 1 with IBM Credit Financing
                    Corporation, to Columbia Bank for Cooperatives. (Filed as
                    Exhibit 4.3.4(a) to the Registrant's Form 10-K for the fiscal year ended December 31, 1987, File No. 33-7591.)

 *4.5(a)      --    Indenture of Trust, Deed to Secure Debt and Security
                    Agreement No. 2, dated December 30, 1985, between Wilmington
                    Trust Company and William J. Wade, as Owner Trustees under
                    Trust Agreement No. 2 dated December 30, 1985, with Ford
                    Motor Credit Company and The First National Bank of Atlanta, as Indenture Trustee, together with a Schedule identifying three other substantially identical Indentures of Trust, Deeds to Secure Debt and Security Agreements. (Filed as
                    Exhibit 4.4(b) to the Registrant's Form S-1 Registration
                    Statement, File No. 33-7591, filed on October 9, 1986.)

 *4.5(b)      --    First Supplemental Indenture of Trust, Deed to Secure Debt
                    and Security Agreement No. 2 (included as Exhibit A to the
                    Supplemental Participation Agreement No. 2 listed as
                    10.1.1(b)).

 *4.5(c)      --    First Supplemental Indenture of Trust, Deed to Secure Debt
                    and Security Agreement No. 1, dated as of June 30, 1987, between Wilmington Trust Company and The Citizens and
                    Southern National Bank, collectively as Owner Trustee under
                    Trust Agreement No. 1 with IBM Credit Financing Corporation, and The First National Bank of Atlanta, as Indenture
                    Trustee. (Filed as Exhibit 4.4(c) to the Registrant's Form
                    10-K for the fiscal year ended December 31, 1987, File No.
                    33-7591.)

 *4.6(a)      --    Lease Agreement No. 2 dated December 30, 1985, between
                    Wilmington Trust Company and William J. Wade, as Owner
                    Trustees under Trust Agreement No. 2, dated December 30,
                    1985, with Ford Motor Credit Company, Lessor, and
                    Oglethorpe, Lessee, with a Schedule identifying three other substantially identical Lease Agreements. (Filed as Exhibit
                    4.5(b) to the Registrant's Form S-1 Registration Statement,
                    File No. 33-7591, filed on October 9, 1986.)

 *4.6(b)      --    First Supplement To Lease Agreement No. 2 (included as
                    Exhibit B to the Supplemental Participation Agreement No. 2 listed as 10.1.1(b)).

 *4.6(c)      --    First Supplement to Lease Agreement No. 1, dated as of June
                    30, 1987, between The Citizens and Southern National Bank as
                    Owner Trustee under Trust Agreement No. 1 with IBM Credit
                    Financing Corporation, as Lessor, and Oglethorpe, as Lessee.
                    (Filed as Exhibit 4.5(c) to the Registrant's Form 10-K for the fiscal year ended December 31, 1987, File No. 33-7591.)

NUMBER               DESCRIPTION
- ------               -----------

 *4.7(a)      --    Amended and Consolidated Loan Contract dated as of June 1,
                    1984 between Oglethorpe and the United States of America, as amended and supplemented, together with eleven notes executed and delivered pursuant thereto. (Filed as Exhibit
                    4.6 to the Registrant's Form S-1 Registration Statement,
                    File No. 33-7591, filed on October 9, 1986.)

 *4.7(b)      --    Amendments, dated October 17, 1986, and January 9, 1987, to
                    Amended and Consolidated Loan Contract dated as of June 1,
                    1984 between Oglethorpe and the United States of America.
                    (Filed as Exhibit 4.6(a) to the Registrant's Form 10-K for the fiscal year ended December 31, 1986, File No. 33-7591.)

 *4.7(c)      --    Amendment, dated September 30, 1988, to Amended and
                    Consolidated Loan Contract dated as of June 1, 1984 between
                    Oglethorpe and the United States of America. (Filed as
                    Exhibit 4.6(b) to the Registrant's Form 10-K for the fiscal year ended December 31, 1988, File No. 33-7591.)

 *4.7(d)      --    Amendment, dated March 20, 1990, to Amended and Consolidated
                    Loan Contract dated as of June 1, 1984 between Oglethorpe and the United States of America. (Filed as Exhibit 4.6(c) to the Registrant's Form 10-K for the fiscal year ended
                    December 31, 1989, File No. 33-7591.)

 *4.7(e)      --    Amendment, dated July 1, 1991, to Amended and Consolidated
                    Loan Contract dated as of June 1, 1984 between Oglethorpe and the United States of America. (Filed as Exhibit 4.6(d) to the Registrant's Form 10-K for the fiscal year ended
                    December 31, 1991, File No. 33-7591.)

 *4.7(f)      --    Amendment, dated April 6, 1992, to Amended and Consolidated
                    Loan Contract dated as of June 1, 1984 between Oglethorpe and the United States of America. (Filed as Exhibit 4.6(e) to the Registrant's Form 10-K for the fiscal year ended
                    December 31, 1992, File No. 33-7591.)

 *4.7(g)      --    Amendment, dated June 12, 1992, to Amended and Consolidated
                    Loan Contract dated as of June 1, 1984 between Oglethorpe and the United States of America. (Filed as Exhibit 4.6(f) to the Registrant's Form 10-K for the fiscal year ended
                    December 31, 1992, File No. 33-7591.)

 *4.7(h)      --    Amendment, dated October 20, 1992, to Amended and
                    Consolidated Loan Contract dated as of June 1, 1984 between
                    Oglethorpe and the United States of America. (Filed as
                    Exhibit 4.6(g) to the Registrant's Form 10-K for the fiscal year ended December 31, 1992, File No. 33-7591.)

 *4.7(i)      --    Amendment, dated February 25, 1993, to Amended and
                    Consolidated Loan Contract dated as of June 1, 1984 between
                    Oglethorpe and the United States of America. (Filed as
                    Exhibit 4.6(h) to the Registrant's Form 10-K for the fiscal year ended December 31, 1992, File No. 33-7591.)

  4.7(j)      --    Amendment, dated August 26, 1993, to Amended and
                    Consolidated Loan Contract dated as of June 1, 1984 between
                    Oglethorpe and the United States of America.

NUMBER               DESCRIPTION
- ------               -----------

 *4.8.1(a)    --    Mortgage and Security Agreement made by Oglethorpe to United
                    States of America dated as of January 8, 1975. (Filed as
                    Exhibit 4.12(b) to the Registrant's Form S-1 Registration
                    Statement, File No. 33-7591, filed on October 9, 1986.)

 *4.8.1(b)    --    Supplemental Mortgage made by Oglethorpe to United States of
                    America dated as of January 6, 1977. (Filed as Exhibit
                    4.12(a) to the Registrant's Form S-1 Registration Statement,
                    File No. 33-7591, filed on October 9, 1986.)

 *4.8.2(a)    --    Consolidated Mortgage and Security Agreement made by and
                    among Oglethorpe, Mortgagor, and United States of America and Trust Company Bank, as trustee under certain indentures identified therein, Mortgagees, dated as of November 1, 1978. (Filed as Exhibit 4.11(c) to the Registrant's Form S-1
                    Registration Statement, File No. 33- 7591, filed on October
                    9, 1986.)


 *4.8.2(b)    --    Confirmation of Execution And Delivery of Notes And First
                    Amendment to Consolidated Mortgage and Security Agreement, dated as of January 11, 1979. (Filed as Exhibit 4.11(b) to the Registrant's Form S-1 Registration Statement, File No.
                    33-7591, filed on October 9, 1986.)

 *4.8.2(c)    --    Supplement and Second Amendment to Consolidated Mortgage and
                    Security Agreement made by and among Oglethorpe, Mortgagor, and United States of America and Trust Company Bank, as
                    Trustee, Mortgagees, dated April 30, 1980. (Filed as Exhibit
                    4.11(a) to the Registrant's Form S-1 Registration Statement,
                    File No. 33-7591, filed on October 9, 1986.)

 *4.8.3       --    Consolidated Mortgage and Security Agreement made by and
                    among Oglethorpe, Mortgagor, and United States of America and Trust Company Bank, as trustee under certain indentures identified therein, Mortgagees, dated as of September 15, 1982. (Filed as Exhibit 4.10 to the Registrant's Form S-1
                    Registration Statement, File No. 33-7591, filed on October
                    9, 1986.)

 *4.8.4       --    Consolidated Mortgage and Security Agreement made by and
                    among Oglethorpe, Mortgagor, and United States of America,
                    Columbia Bank for Cooperatives, and Trust Company Bank, as trustee under certain indentures identified therein, Mortgagees, dated as of June 1, 1984. (Filed as Exhibit 4.9 to the Registrant's Form S-1 Registration Statement, File
                    No. 33-7591, filed on October 9, 1986.)

 *4.8.5       --    Consolidated Mortgage and Security Agreement made by and
                    among Oglethorpe, Mortgagor, and United States of America,
                    Columbia Bank for Cooperatives, and Trust Company Bank, as trustee under certain indentures identified therein, Mortgagees, dated as of December 1, 1984. (Filed as Exhibit
                    4.8 to the Registrant's Form S-1 Registration Statement,
                    File No. 33-7591, filed on October 9, 1986.)

 *4.8.6(a)    --    Consolidated Mortgage and Security Agreement made by and
                    among Oglethorpe, Mortgagor, and United States of America,
                    Columbia Bank for Cooperatives, and Trust Company Bank, as trustee under certain indentures identified therein, Mortgagees, dated as of October 15, 1985. (Filed as Exhibit
                    4.7 to the Registrant's Form S-1 Registration Statement,
                    File No. 33-7591, filed on October 9, 1986.)

 *4.8.6(b)    --    First Supplement and Amendment to Consolidated Mortgage and
                    Security Agreement made by and among Oglethorpe, Mortgagor, and United States of America, Columbia Bank for

NUMBER               DESCRIPTION
- ------               -----------

                    Cooperatives, and Trust Company Bank, as trustee under certain indentures identified therein, Mortgagees, dated as of November 1, 1988. (Filed as Exhibit 4.7(a) to the Registrant's Form 10-K for the fiscal year ended
                    December 31, 1988, File No. 33- 7591.)

 *4.8.7(a)    --    Consolidated Mortgage and Security Agreement made by and
                    among Oglethorpe, Mortgagor, and United States of America,
                    National Bank for Cooperatives, and Trust Company Bank, as trustee under certain indentures identified therein, Mortgagees, dated as of December 1, 1989. (Filed as Exhibit
                    4.19 to the Registrant's Form 10-K for the fiscal year ended
                    December 31, 1989, File No. 33-7591.)

 *4.8.7(b)    --    Supplement to Consolidated Mortgage and Security Agreement
                    made by and among Oglethorpe, Mortgagor, and United States of America, National Bank for Cooperatives, and Trust
                    Company Bank, as trustee under certain indentures identified therein, Mortgagees, dated as of November 20, 1990. (Filed as Exhibit 4.19(a) to the Registrant's Form 10-K for the fiscal year ended December 31, 1990, File No. 33-7591.)

 *4.8.8       --    Consolidated Mortgage and Security Agreement made by and
                    among Oglethorpe, Mortgagor, and United States of America,
                    National Bank for Cooperatives, Credit Suisse, acting by and through its New York branch, and Trust Company Bank, as trustee under certain indentures identified therein, Mortgagees, dated as of April 1, 1992. (Filed as Exhibit
                    4.21 to the Registrant's Form 10-K for the fiscal year ended
                    December 31, 1992, File No. 33-7591.)

 *4.8.9       --    Consolidated Mortgage and Security Agreement made by and
                    among Oglethorpe, Mortgagor, and United States of America,
                    National Bank for Cooperatives, Credit Suisse, acting by and through its New York branch, and Trust Company Bank, as trustee under certain indentures identified therein, Mortgagees, dated as of October 1, 1992. (Filed as Exhibit
                    4.22 to the Registrant's Form 10-K for the fiscal year ended
                    December 31, 1992, File No. 33-7591.)

 *4.8.10      --    Consolidated Mortgage and Security Agreement made by and
                    among Oglethorpe, Mortgagor, and United States of America,
                    National Bank for Cooperatives, Credit Suisse, acting by and through its New York branch, and Trust Company Bank, as trustee under certain indentures identified therein, Mortgagees, dated as of December 1, 1992. (Filed as Exhibit
                    4.23 to the Registrant's Form 10-K for the fiscal year ended
                    December 31, 1992, File No. 33-7591.)

 4.8.11       --    Consolidated Mortgage and Security Agreement made by and
                    among Oglethorpe, Mortgagor, and United States of America,
                    National Bank for Cooperatives, Credit Suisse, acting by and through its New York branch, and Trust Company Bank, as trustee under certain indentures identified therein, Mortgagees, dated as of September 1, 1993.

 ++4.9.1      --    Loan Agreement, dated as of October 1, 1992, between
                    Development Authority of Monroe County and Oglethorpe relating to Development Authority of Monroe County Pollution
                    Control Revenue Bonds (Oglethorpe Power Corporation Scherer
                    Project), Series 1992A.

 ++4.9.2      --    Note, dated October 1, 1992, from Oglethorpe to Trust
                    Company Bank, as trustee acting pursuant to a Trust
                    Indenture, dated as of October 1, 1992, between Development
                    Authority of Monroe County and Trust Company Bank.

NUMBER               DESCRIPTION
- ------               -----------

 ++4.9.3      --    Trust Indenture, dated as of October 1, 1992, between
                    Development Authority of Monroe County and Trust Company
                    Bank, Trustee, relating to Development Authority of Monroe
                    County Pollution Control Revenue Bonds (Oglethorpe Power
                    Corporation Scherer Project), Series 1992A.

  +4.10.1     --    Loan Agreement, dated as of April 1, 1992, between
                    Development Authority of Burke County and Oglethorpe relating to Development Authority of Burke County Adjustable
                    Tender Pollution Control Revenue Bonds (Oglethorpe Power
                    Corporation Vogtle Project), Series 1992A.

  +4.10.2     --    Note, dated April 1, 1992, from Oglethorpe to Trust Company
                    Bank, as trustee acting pursuant to a Trust Indenture, dated as of April 1, 1992, between Development Authority of Burke
                    County and Trust Company Bank.

  +4.10.3     --    Trust Indenture, dated as of April 1, 1992, between
                    Development Authority of Burke County and Trust Company
                    Bank, as trustee, relating to Development Authority of Burke
                    County Adjustable Tender Pollution Control Revenue Bonds
                    (Oglethorpe Power Corporation Vogtle Project), Series 1992A.

  +4.10.4     --    First Amended and Restated Letter of Credit Reimbursement
                    Agreement, dated as of June 1, 1992, as amended by First
                    Amendment to First Amended and Restated Letter of Credit
                    Reimbursement Agreement, dated as of September 15, 1993, between Credit Suisse and Oglethorpe relating to an Irrevocable Letter of Credit issued in connection with the Development Authority of Burke County Adjustable Tender
                    Pollution Control Revenue Bonds (Oglethorpe Power
                    Corporation Vogtle Project), Series 1992A.

+++4.11.1     --    Loan Agreement, dated as of December 1, 1992, between
                    Development Authority of Burke County and Oglethorpe relating to Development Authority of Burke County Adjustable
                    Tender Pollution Control Revenue Bonds (Oglethorpe Power
                    Corporation Vogtle Project), Series 1993A.

+++4.11.2     --    Note, dated December 1, 1992, from Oglethorpe to Trust
                    Company Bank, as trustee acting pursuant to a Trust
                    Indenture, dated as of December 1, 1992, between Development
                    Authority of Burke County and Trust Company Bank.

+++4.11.3     --    Trust Indenture, dated as of December 1, 1992, from
                    Development Authority of Burke County to Trust Company Bank, as trustee, relating to Development Authority of Burke
                    County Adjustable Tender Pollution Control Revenue Bonds
                    (Oglethorpe Power Corporation Vogtle Project), Series 1993A.

+++4.11.4     --    Interest Rate Swap Agreement, dated as of December 1, 1992, by and between Oglethorpe and AIG Financial Products Corp.
                    relating to Development Authority of Burke County Adjustable
                    Tender Pollution Control Revenue Bonds (Oglethorpe Power
                    Corporation Vogtle Project), Series 1993A.

+++4.11.5     --    Liquidity Guaranty Agreement, dated as of December 1, 1992, by and between Oglethorpe and AIG Financial Products Corp.
                    relating to Development Authority of Burke County Adjustable
                    Tender Pollution Control Revenue Bonds (Oglethorpe Power
                    Corporation Vogtle Project), Series 1993A.

NUMBER               DESCRIPTION
- ------               -----------

  +4.11.6     --    Standby Bond Purchase Agreement, dated as of November 30,
                    1993, between Oglethorpe and The Industrial Bank of Japan,
                    Limited relating to Development Authority of Burke County
                    Adjustable Tender Pollution Control Revenue Bonds
                    (Oglethorpe Power Corporation Vogtle Project), Series 1993A.

  *4.12.1     --    Loan Agreement, Loan No. T-840901, between Oglethorpe and
                    Columbia Bank for Cooperatives, dated as of September 14,
                    1984. (Filed as Exhibit 4.14.1 to the Registrant's Form S-1
                    Registration Statement, File No. 33-7591, filed on
                    October 9, 1986.)

  *4.12.2     --    Promissory Note, Loan No. T-840901, in the original
                    principal amount of $8,995,000 from Oglethorpe to Columbia
                    Bank for Cooperatives, dated as of November 1, 1984. (Filed as Exhibit 4.14.2 to the Registrant's Form S-1 Registration
                    Statement, File No. 33-7591, filed on October 9, 1986.)

  *4.13.1     --    Loan Agreement, Loan No. T-831222, between Oglethorpe and
                    Columbia Bank for Cooperatives, dated as of December 30,
                    1983. (Filed as Exhibit 4.16.1 to the Registrant's Form S-1
                    Registration Statement, File No. 33-7591, filed on
                    October 9, 1986.)

  *4.13.2     --    Promissory Note, Loan No. T-831222, in the original
                    principal amount of $2,376,000 from Oglethorpe to Columbia
                    Bank for Cooperatives, dated as of June 1, 1984. (Filed as
                    Exhibit 4.16.2 to the Registrant's Form S-1 Registration
                    Statement, File No. 33-7591, filed on October 9, 1986.)

  *4.14.1     --    Loan Agreement, Loan No. T-830404, between Oglethorpe and
                    Columbia Bank for Cooperatives, dated as of April 29, 1983.
                    (Filed as Exhibit 4.18.1 to the Registrant's Form S-1
                    Registration Statement, File No. 33-7591, filed on
                    October 9, 1986.)

  *4.14.2     --    Promissory Note, Loan No. T-830404-1, in the original
                    principal amount of $9,935,000, from Oglethorpe to Columbia
                    Bank for Cooperatives, dated as of April 29, 1983. (Filed as
                    Exhibit 4.18.2 to the Registrant's Form S-1 Registration
                    Statement, File No. 33-7591, filed on October 9, 1986.)


  *4.14.3     --    Security Deed and Security Agreement, dated April 29, 1983, between Oglethorpe and Columbia Bank for Cooperatives.
                    (Filed as Exhibit 4.18.3 to the Registrant's Form S-1
                    Registration Statement, File No. 33-7591, filed on
                    October 9, 1986.)

 *10.1.1(a)   --    Participation Agreement No. 2 among Oglethorpe as Lessee,
                    Wilmington Trust Company as Owner Trustee, The First
                    National Bank of Atlanta as Indenture Trustee, Columbia Bank for Cooperatives as Loan Participant and Ford Motor Credit
                    Company as Owner Participant, dated December 30, 1985, together with a Schedule identifying three other substantially identical Participation Agreements. (Filed as Exhibit 10.1.1(b) to the Registrant's Form S-1 Registration
                    Statement, File No. 33-7591, filed on October 9, 1986.)

 *10.1.1(b)   --    Supplemental Participation Agreement No. 2. (Filed as
                    Exhibit 10.1.1(a) to the Registrant's Form S-1 Registration
                    Statement, File No. 33-7591, filed on October 9, 1986.)

 *10.1.1(c)   --    Supplemental Participation Agreement No. 1, dated as of
                    June 30, 1987, among Oglethorpe as Lessee, IBM Credit
                    Financing Corporation as Owner Participant, Wilmington Trust
                    Company and The Citizens and Southern National Bank as Owner
                    Trustee, The First National Bank of Atlanta, as Indenture
                    Trustee, and Columbia Bank for Cooperatives, as

NUMBER               DESCRIPTION
- ------               -----------

                    Loan Participant. (Filed as Exhibit 10.1.1(c) to the Registrant's Form 10-K for the fiscal year ended December 31, 1987, File No. 33-7591.)

 *10.1.2      --    General Warranty Deed and Bill of Sale No. 2 between
                    Oglethorpe, Grantor, and Wilmington Trust Company and
                    William J. Wade, as Owner Trustees under Trust Agreement No.
                    2, dated December 30, 1985, with Ford Motor Credit Company,
                    Grantee, together with a Schedule identifying three substantially identical General Warranty Deeds and Bills of Sale. (Filed as Exhibit 10.1.2 to the Registrant's Form S-1
                    Registration Statement, File No. 33-7591, filed on October
                    9, 1986.)

 *10.1.3(a)   --    Supporting Assets Lease No. 2, dated December 30, 1985,
                    between Oglethorpe, Lessor, and Wilmington Trust Company and
                    William J. Wade, as Owner Trustees, under Trust Agreement
                    No. 2, dated December 30, 1985, with Ford Motor Credit
                    Company, Lessee, together with a Schedule identifying three substantially identical Supporting Assets Leases. (Filed as
                    Exhibit 10.1.3 to the Registrant's Form S-1 Registration
                    Statement, File No. 33-7591, filed on October 9, 1986.)

 *10.1.3(b)   --    First Amendment to Supporting Assets Lease No. 2, dated as of November 19, 1987, together with a Schedule identifying three substantially identical First Amendments to Supporting
                    Assets Leases. (Filed as Exhibit 10.1.3(a) to the
                    Registrant's Form 10-K for the fiscal year ended December
                    31, 1987, File No. 33-7591.)

 *10.1.4(a)   --    Supporting Assets Sublease No. 2, dated December 30, 1985, between Wilmington Trust Company and William J. Wade, as
                    Owner Trustees under Trust Agreement No. 2 dated December
                    30, 1985, with Ford Motor Credit Company, Sublessor, and
                    Oglethorpe, Sublessee, together with a Schedule identifying three substantially identical Supporting Assets Subleases.
                    (Filed as Exhibit 10.1.4 to the Registrant's Form S-1
                    Registration Statement, File No. 33-7591, filed on
                    October 9, 1986.)

 *10.1.4(b)   --    First Amendment to Supporting Assets Sublease No. 2, dated as of November 19, 1987, together with a Schedule identifying three substantially identical First Amendments to Supporting Assets Subleases. (Filed as Exhibit 10.1.4(a) to the Registrant's Form 10-K for the fiscal year ended
                    December 31, 1987, File No. 33-7591.)

 *10.1.5      --    Tax Indemnification Agreement No. 2, dated December 30,
                    1985, between Ford Motor Credit Company, Owner Participant, and Oglethorpe, Lessee, together with a Schedule identifying three substantially identical Tax Indemnification
                    Agreements. (Filed as Exhibit 10.1.5 to the Registrant's
                    Form S-1 Registration Statement, File No. 33-7591, filed on
                    October 9, 1986.)

 *10.1.6      --    Assignment of Interest in Ownership Agreement and Operating
                    Agreement No. 2, dated December 30, 1985, between
                    Oglethorpe, Assignor, and Wilmington Trust Company and
                    William J. Wade, as Owner Trustees under Trust Agreement No.
                    2, dated December 30, 1985, with Ford Motor Credit Company,
                    Assignee, together with Schedule identifying three substantially identical Assignments of Interest in Ownership
                    Agreement and Operating Agreement. (Filed as Exhibit 10.1.6 to the Registrant's Form S-1 Registration Statement, File
                    No. 33-7591, filed on October 9, 1986.)

 *10.1.7      --    Consent, Amendment and Assumption No. 2 dated December 30,
                    1985, among Georgia Power Company and Oglethorpe and
                    Municipal Electric Authority of Georgia and City of Dalton,
                    Georgia and Gulf Power Company and Wilmington Trust Company and William

NUMBER               DESCRIPTION
- ------               -----------

                    J. Wade, as Owner Trustees under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, together with a Schedule identifying three substantially identical Consents, Amendments and Assumptions. (Filed as
                    Exhibit 10.1.9 to the Registrant's Form S-1 Registration Statement, File No. 33-7591, filed on October 9, 1986.)

 *10.1.7(a)   --    Amendment to Consent, Amendment and Assumption No. 2, dated as of August 16, 1993, among Oglethorpe, Georgia Power
                    Company, Municipal Electric Authority of Georgia, City of
                    Dalton, Georgia, Gulf Power Company, Jacksonville Electric
                    Authority, Florida Power & Light Company and Wilmington
                    Trust Company and NationsBank of Georgia, N.A., as Owner
                    Trustees under Trust Agreement No. 2, dated December 30,
                    1985, with Ford Motor Credit Company, together with a
                    Schedule identifying three substantially identical
                    Amendments to Consents, Amendments and Assumptions. (Filed as Exhibit 10.1.9(a) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1993, File No.
                    33-7591.)

 *10.2.1      --    Section 168 Agreement and Election dated as of April 7,
                    1982, between Continental Telephone Corporation and
                    Oglethorpe. (Filed as Exhibit 10.2 to the Registrant's Form
                    S-1 Registration Statement, File No. 33-7591, filed on
                    October 9, 1986.)

 *10.2.2      --    Section 168 Agreement and Election dated as of April 9,
                    1982, between National Service Industries, Inc. and
                    Oglethorpe.  (Filed as Exhibit 10.3 to the Registrant's Form
                    S-1  Registration Statement, File No. 33-7591, filed on
                    October 9, 1986.)

 *10.2.3      --    Section 168 Agreement and Election dated as of April 9,
                    1982, between Rollins, Inc. and Oglethorpe. (Filed as
                    Exhibit 10.4 to the Registrant's Form S-1 Registration
                    Statement, File No. 33-7591, filed on October 9, 1986.)

 *10.2.4      --    Section 168 Agreement and Election dated as of December 13,
                    1982, between Selig Enterprises, Inc. and Oglethorpe. (Filed as Exhibit 10.5 to the Registrant's Form S-1 Registration
                    Statement, File No. 33-7591, filed on October 9, 1986.)

 *10.3.1(a)   --    Plant Robert W. Scherer Units Numbers One and Two Purchase
                    and Ownership Participation Agreement among Georgia Power
                    Company, Oglethorpe, Municipal Electric Authority of
                    Georgia and City of Dalton, Georgia, dated as of May 15,
                    1980. (Filed as Exhibit 10.6.1 to the Registrant's Form S-1
                    Registration Statement, File No. 33-7591, filed on
                    October 9, 1986.)

 *10.3.1(b)   --    Amendment to Plant Robert W. Scherer Units Numbers One and
                    Two Purchase and Ownership Participation Agreement among
                    Georgia Power Company, Oglethorpe, Municipal Electric
                    Authority of Georgia and City of Dalton, Georgia, dated as of December 30, 1985. (Filed as Exhibit 10.1.8 to the
                    Registrant's Form S-1 Registration Statement, File No.
                    33-7591, filed on October 9, 1986.)

 *10.3.1(c)   --    Amendment Number Two to the Plant Robert W. Scherer Units
                    Numbers One and Two Purchase and Ownership Participation
                    Agreement among Georgia Power Company, Oglethorpe, Municipal
                    Electric Authority of Georgia and City of Dalton, Georgia, dated as of July 1, 1986. (Filed as Exhibit 10.6.1(a) to the Registrant's Form 10-K for the fiscal year ended December
                    31, 1987, File No. 33-7591.)

 *10.3.1(d)   --    Amendment Number Three to the Plant Robert W. Scherer Units
                    Numbers One and Two Purchase and Ownership Participation
                    Agreement among Georgia Power Company,

NUMBER               DESCRIPTION
- ------               -----------

                    Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of August 1, 1988. (Filed as Exhibit 10.6.1(b) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1993, File No. 33-7591.)

 *10.3.1(e)   --    Amendment Number Four to the Plant Robert W. Scherer Units
                    Number One and Two Purchase and Ownership Participation
                    Agreement among Georgia Power Company, Oglethorpe, Municipal
                    Electric Authority of Georgia and City of Dalton, Georgia, dated as of December 31, 1990. (Filed as Exhibit 10.6.1(c) to the Registrant's Form 10-Q for the quarterly period ended
                    September 30, 1993, File No. 33-7591.)

 *10.3.2(a)   --    Plant Robert W. Scherer Units Numbers One and Two Operating
                    Agreement among Georgia Power Company, Oglethorpe, Municipal
                    Electric Authority of Georgia and City of Dalton, Georgia, dated as of May 15, 1980. (Filed as Exhibit 10.6.2 to the Registrant's Form S-1 Registration Statement, File No.
                    33-7591, filed on October 9, 1986.)

 *10.3.2(b)   --    Amendment to Plant Robert W. Scherer Units Numbers One and
                    Two Operating Agreement among Georgia Power Company,
                    Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of December 30, 1985. (Filed as
                    Exhibit 10.1.7 to the Registrant's Form S-1 Registration
                    Statement, File No. 33-7591, filed on October 9, 1986.)

 *10.3.2(c)   --    Amendment Number Two to the Plant Robert W. Scherer Units
                    Numbers One and Two Operating Agreement among Georgia Power
                    Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of December 31, 1990.
                    (Filed as Exhibit 10.6.2(a) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1993, File No.
                    33-7591.)

 *10.3.3      --    Plant Scherer Managing Board Agreement among Georgia Power
                    Company, Oglethorpe, Municipal Electric Authority of
                    Georgia, City of Dalton, Georgia, Gulf Power Company,
                    Florida Power & Light Company and Jacksonville Electric
                    Authority, dated as of December 31, 1990. (Filed as Exhibit
                    10.6.3 to the Registrant's Form 10-Q for the quarterly period ended September 30, 1993, File No. 33-7591.)

 *10.4.1(a)   --    Alvin W. Vogtle Nuclear Units Numbers One and Two Purchase
                    and Ownership Participation Agreement among Georgia Power
                    Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of August 27, 1976.
                    (Filed as Exhibit 10.7.1 to the Registrant's Form S-1
                    Registration Statement, File No. 33-7591, filed on
                    October 9, 1986.)

 *10.4.1(b)   --    Amendment Number One, dated January 18, 1977, to the Alvin
                    W. Vogtle Nuclear Units Numbers One and Two Purchase and
                    Ownership Participation Agreement among Georgia Power
                    Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia. (Filed as Exhibit 10.7.3 to the
                    Registrant's Form 10-K for the fiscal year ended
                    December 31, 1986, File No. 33-7591.)

 *10.4.1(c)   --    Amendment Number Two, dated February 24, 1977, to the Alvin
                    W. Vogtle Nuclear Units Numbers One and Two Purchase and
                    Ownership Participation Agreement among Georgia Power
                    Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia. (Filed as Exhibit 10.7.4 to the
                    Registrant's Form 10-K for the fiscal year ended
                    December 31, 1986, File No. 33-7591.)

NUMBER               DESCRIPTION
- ------               -----------

 *10.4.2      --    Alvin W. Vogtle Nuclear Units Numbers One and Two Operating
                    Agreement among Georgia Power Company, Oglethorpe, Municipal
                    Electric Authority of Georgia and City of Dalton, Georgia, dated as of August 27, 1976. (Filed as Exhibit 10.7.2 to the Registrant's Form S-1 Registration Statement, File No.
                    33-7591, filed on October 9, 1986.)

 *10.5.1      --    Plant Hal Wansley Purchase and Ownership Participation
                    Agreement between Georgia Power Company and Oglethorpe, dated as of March 26, 1976. (Filed as Exhibit 10.8.1 to the Registrant's Form S-1 Registration Statement, File No.
                    33-7591, filed on October 9, 1986.)

 *10.5.2      --    Plant Hal Wansley Operating Agreement between Georgia Power
                    Company and Oglethorpe, dated as of March 26, 1976. (Filed as Exhibit 10.8.2 to the Registrant's Form S-1 Registration
                    Statement, File No. 33-7591, filed on October 9, 1986.)

 *10.5.3      --    Plant Hal Wansley Combustion Turbine Agreement between
                    Georgia Power Company and Oglethorpe, dated as of August 2,
                    1982 and Amendment No. 1, dated October 20, 1982. (Filed as
                    Exhibit 10.18 to the Registrant's Form S-1 Registration
                    Statement, File No. 33-7591, filed on October 9, 1986.)

 *10.6.1      --    Edwin I. Hatch Nuclear Plant Purchase and Ownership
                    Participation Agreement between Georgia Power Company and
                    Oglethorpe, dated as of January 6, 1975. (Filed as Exhibit
                    10.9.1 to the Registrant's Form S-1 Registration Statement,
                    File No. 33-7591, filed on October 9, 1986.)

 *10.6.2      --    Edwin I. Hatch Nuclear Plant Operating Agreement between
                    Georgia Power Company and Oglethorpe, dated as of January 6,
                    1975. (Filed as Exhibit 10.9.2 to the Registrant's Form S-1
                    Registration Statement, File No. 33-7591, filed on October
                    9, 1986.)

 *10.7.1      --    Rocky Mountain Pumped Storage Hydroelectric Project
                    Ownership Participation Agreement, dated as of November 18,
                    1988, by and between Oglethorpe and Georgia Power Company.
                    (Filed as Exhibit 10.22.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1988, File No. 33-7591.)

 *10.7.2      --    Rocky Mountain Pumped Storage Hydroelectric Project
                    Operating Agreement, dated as of November 18, 1988, by and between Oglethorpe and Georgia Power Company. (Filed as
                    Exhibit 10.22.2 to the Registrant's Form 10-K for the fiscal year ended December 31, 1988, File No. 33-7591.)

 *10.8.1(a)   --    Wholesale Power Contract dated September 5, 1974, between
                    Oglethorpe and Planters Electric Membership Corporation and all schedules thereto, the Supplemental Agreement dated
                    September 5, 1974, between Oglethorpe and Planters Electric
                    Membership Corporation, relating to such Wholesale Power
                    Contract, and Amendment No. 1 to Wholesale Power Contract dated May 12, 1980, between Oglethorpe and Planters Electric
                    Membership Corporation, together with a Schedule identifying
                    37 other substantially identical Wholesale Power Contracts, and an additional Wholesale Power Contract that is not substantially identical (filed herewith to reflect update to Schedule A to Wholesale Power Contract). (Filed as Exhibit
                    10.10 to the Registrant's Form S-1 Registration Statement,
                    File No. 33-7591, filed on October 9, 1986.)

 *10.8.1(b)   --    Amended and Consolidated Wholesale Power Contract, dated as of December 1, 1988, between Oglethorpe and Planters
                    Electric Membership Corporation and all schedules thereto, and the Amended and Consolidated Supplemental Agreement, dated December 1, 1988,

NUMBER               DESCRIPTION
- ------               -----------

                    between Oglethorpe and Planters Electric Membership Corporation, together with a Schedule identifying 37 other substantially identical Wholesale Power Contracts, and an additional Wholesale Power Contract that is not substantially identical. (Filed as Exhibit 10.10(a) to the Registrant's Form 10-K for the fiscal year ended
                    December 31, 1988, File No. 33-7591.)

 *10.9        --    Transmission Facilities Operation and Maintenance Contract
                    between Georgia Power Company and Oglethorpe dated as of June 9, 1986. (Filed as Exhibit 10.13 to the Registrant's
                    Form S-1 Registration Statement, File No. 33-7591, filed on
                    October 9, 1986.)

 *10.10(a)    --    Joint Committee Agreement among Georgia Power Company,
                    Oglethorpe, Municipal Electric Authority of Georgia and the
                    City of Dalton, Georgia, dated as of August 27, 1976. (Filed as Exhibit 10.14(b) to the Registrant's Form S-1
                    Registration Statement, File No. 33-7591, filed on October
                    9, 1986.)

 *10.10(b)    --    First Amendment to Joint Committee Agreement among Georgia
                    Power Company, Oglethorpe, Municipal Electric Authority of
                    Georgia and the City of Dalton, Georgia, dated as of June
                    19, 1978. (Filed as Exhibit 10.14(a) to the Registrant's
                    Form S-1 Registration Statement, File No. 33-7591, filed on
                    October 9, 1986.)

 *10.11       --    Interconnection Agreement between Oglethorpe and Alabama
                    Electric Cooperative, Inc., dated as of November 12, 1990.
                    (Filed as Exhibit 10.16(a) to the Registrant's Form 10- K for the fiscal year ended December 31, 1990, File No.
                    33-7591.)

 *10.12       --    Oglethorpe Deferred Compensation Plan for Key Employees, as
                    Amended and Restated January, 1987. (Filed as Exhibit 10.19 to the Registrant's Form 10-K for the fiscal year ended
                    December 31, 1986, File No. 33-7591.)

 *10.13.1     --    Assignment of Power System Agreement and Settlement
                    Agreement, dated January 8, 1975, by Georgia Electric
                    Membership Corporation to Oglethorpe. (Filed as Exhibit
                    10.20.1 to the Registrant's Form S-1 Registration Statement,
                    File No. 33-7591, filed on October 9, 1986.)

 *10.13.2     --    Power System Agreement, dated April 24, 1974, by and between
                    Georgia Electric Membership Corporation and Georgia Power
                    Company. (Filed as Exhibit 10.20.2 to the Registrant's Form
                    S-1 Registration Statement, File No. 33-7591, filed on
                    October 9, 1986.)

 *10.13.3     --    Settlement Agreement, dated April 24, 1974, by and between
                    Georgia Power Company, Georgia Municipal Association, Inc.,
                    City of Dalton, Georgia Electric Membership Corporation and
                    Crisp County Power Commission. (Filed as Exhibit 10.20.3 to the Registrant's Form S-1 Registration Statement, File No.
                    33-7591, filed on October 9, 1986.)

 *10.14       --    Distribution Facilities Joint Use Agreement between
                    Oglethorpe and Georgia Power Company, dated as of May 12,
                    1986. (Filed as Exhibit 10.21 to the Registrant's Form 0-K for the fiscal year ended December 31, 1986, File No.
                    33-7591.)

 *10.15.1     --    Long Term Firm Power Purchase Agreement, dated as of July
                    19, 1989, by and between Oglethorpe and Big Rivers Electric
                    Corporation. (Filed as Exhibit 10.24.1 to the Registrant's
                    Form 10-K for the fiscal year ended December 31, 1989, File
                    No. 33-7591.)

 *10.15.2     --    Coordination Services Agreement, dated as of August 21,
                    1989, by and between Oglethorpe and Georgia Power Company.
                    (Filed as Exhibit 10.24.2 to the Registrant's Form 10-K for the fiscal year ended December 31, 1989, File No. 33-7591.)

NUMBER               DESCRIPTION
- ------               -----------

 *10.15.3     --    Long Term Firm Power Purchase Agreement between Big Rivers
                    Electric Corporation and Oglethorpe, dated as of December 17, 1990. (Filed as Exhibit 10.24.3 to the
                    Registrant's Form 10-K for the fiscal year ended
                    December 31, 1990, File No. 33-7591.)

 *10.15.4     --    Interchange Agreement between Oglethorpe and Big Rivers
                    Electric Corporation, dated as of November 12, 1990. (Filed as Exhibit 10.24.4 to the Registrant's Form 10-K for the fiscal year ended December 31, 1990, File No. 33-7591.)

 *10.16       --    Block Power Sale Agreement between Georgia Power Company and
                    Oglethorpe, dated as of November 12, 1990. (Filed as Exhibit
                    10.25 to the Registrant's Form 8-K, filed January 4, 1991,
                    File No. 33-7591.)

 *10.17       --    Coordination Services Agreement between Georgia Power
                    Company and Oglethorpe, dated as of November 12, 1990.
                    (Filed as Exhibit 10.26 to the Registrant's Form 8-K, filed
                    January 4, 1991, File No. 33-7591.)

 *10.18       --    Revised and Restated Integrated Transmission System
                    Agreement between Oglethorpe and Georgia Power Company, dated as of November 12, 1990. (Filed as Exhibit 10.27 to the Registrant's Form 8-K, filed January 4, 1991, File No.
                    33-7591.)

 *10.19       --    ITSA, Power Sale and Coordination Umbrella Agreement between
                    Oglethorpe and Georgia Power Company, dated as of November 12, 1990. (Filed as Exhibit 10.28 to the
                    Registrant's Form 8-K, filed January 4, 1991, File No.
                    33-7591.)

 *10.20       --    Amended and Restated Nuclear Managing Board Agreement among
                    Georgia Power Company, Oglethorpe Power Corporation,
                    Municipal Electric Authority of Georgia and City of Dalton,
                    Georgia dated as of July 1, 1993. (Filed as Exhibit 10.36 to the Registrant's 10-Q for the quarterly period ended
                    September 30, 1993, File No. 33-7591.)

 *10.21       --    Supplemental Agreement by and among Oglethorpe, Tri-County
                    Electric Membership Cooperation and Georgia Power Company, dated as of November 12, 1990, together with a Schedule identifying 38 other substantially identical Supplemental
                    Agreements. (Filed as Exhibit 10.30 to the Registrant's
                    Form 8-K, filed January 4, 1991, File No. 33-7591.)

 *10.22       --    Unit Capacity and Energy Purchase Agreement between
                    Oglethorpe and Entergy Power Incorporated, dated as of October 11, 1990. (Filed as Exhibit 10.31 to the
                    Registrant's Form 10-K for the fiscal year ended
                    December 31, 1990, File No. 33-7591.)

 *10.23       --    Interchange Agreement between Oglethorpe and Arkansas Power
                    & Light Company, Louisiana Power & Light Company,
                    Mississippi Power & Light Company, New Orleans Public
                    Service, Inc., Energy Services, Inc., dated as of
                    November 12, 1990. (Filed as Exhibit 10.32 to the
                    Registrant's Form 10-K for the fiscal year ended
                    December 31, 1990, File No. 33-7591.)

 *10.24       --    Interchange Agreement between Oglethorpe and Seminole
                    Electric Cooperative, Inc., dated as of November 12, 1990.
                    (Filed as Exhibit 10.33 to the Registrant's Form 10-K for the fiscal year ended December 31, 1990, File No. 33-7591.)

NUMBER               DESCRIPTION
- ------               -----------

 *10.25.1     --    Excess Energy and Short-term Power Agreement between
                    Oglethorpe and Tennessee Valley Authority, effective as of January 23, 1991. (Filed as Exhibit 10.34.1 to the
                    Registrant's Form 10-K for the fiscal year ended
                    December 31, 1990, File No. 33-7591.)

 *10.25.2     --    Transmission Service Agreement between Oglethorpe and
                    Tennessee Valley Authority, effective as of January 23,
                    1991. (Filed as Exhibit 10.34.2 to the Registrant's Form
                    10-K for the fiscal year ended December 31, 1990, File No.
                    33-7591.)

 *10.26       --    Power Purchase Agreement between Oglethorpe and Hartwell
                    Energy Limited Partnership, dated as of June 12, 1992.
                    (Filed as Exhibit 10.35 to the Registrant's Form 10-K for the fiscal year ended December 31, 1992, File No. 33-7591).

  22.1        --    Subsidiary of Oglethorpe (not included because the
                    subsidiary does not constitute a "significant subsidiary" under Rule 1-02(v) of Regulation S-X).


- -------------------------
  *  Incorporated herein by reference.

  + Pursuant to 17 C.F.R. 229.601(b)(4)(iii), this document is not filed herewith, however the registrant hereby agrees that such documents will be provided to the Commission upon request.

 ++ For the reason stated in footnote (+), this document and eight other substantially identical documents are not filed as exhibits to this Registration Statement.

+++ For the reason stated in the footnote (+), this document and another substantially identical document are not filed as exhibits to this Registration Statement.


     All other schedules and exhibits are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements and related notes to financial statements.


(b)  REPORTS ON FORM 8-K.

     No reports on Form 8-K were filed by Oglethorpe for the quarter ended December 31, 1993.

                                                                      SCHEDULE I

                          OGLETHORPE POWER CORPORATION
                MARKETABLE SECURITIES--OTHER SECURITY INVESTMENTS
                             AS OF DECEMBER 31, 1993
                             (DOLLARS IN THOUSANDS)

  NAME OF ISSUER AND                    PRINCIPAL              MARKET   CARRYING
  TITLE OF EACH ISSUE                    AMOUNT       COST     VALUE     AMOUNT
  -------------------                   ---------     ----     ------   --------
BOND, RESERVE AND CONSTRUCTION FUNDS:
United States Government
  securities . . . . . . . . . . . . .   $ 58,416   $ 57,622  $ 59,247  $ 57,622
Repurchase agreements. . . . . . . . .     52,768     52,768    52,768    52,768
                                         --------   --------  --------  --------
    Total. . . . . . . . . . . . . . .   $111,184   $110,390  $112,015  $110,390
                                         --------   --------  --------  --------
                                         --------   --------  --------  --------
DECOMMISSIONING FUND:
United States Government
  securities . . . . . . . . . . . . .   $ 37,112   $ 40,182  $ 39,694  $ 40,182
Corporate bonds. . . . . . . . . . . .      8,305      8,669     8,932     8,669
Cash and money market securities . . .      8,060      8,060     8,060     8,060
                                         --------   --------  --------  --------
    Total. . . . . . . . . . . . . . .   $ 53,477   $ 56,911  $ 56,686  $ 56,911
                                         --------   --------  --------  --------
                                         --------   --------  --------  --------
CASH AND TEMPORARY CASH INVESTMENTS:
Financial institution commercial
  paper. . . . . . . . . . . . . . . .   $ 55,700   $ 55,593  $ 55,593  $ 55,593
Other corporate commercial paper . . .    160,920    152,793   152,793   152,793
CFC commercial paper . . . . . . . . .      9,935      9,935     9,935     9,935
Repurchase agreements. . . . . . . . .     25,549     25,549    25,549    25,549
Cash and money market securities . . .        303        303       303       303
                                         --------   --------  --------  --------
    Total. . . . . . . . . . . . . . .   $252,407   $244,173  $244,173  $244,173
                                         --------   --------  --------  --------
                                         --------   --------  --------  --------

                                                                      SCHEDULE V

                          OGLETHORPE POWER CORPORATION
                      UTILITY PLANT, INCLUDING INTANGIBLES
                      FOR THE YEAR ENDED DECEMBER 31, 1993
                             (DOLLARS IN THOUSANDS)


                              BALANCE AT                                       OTHER          BALANCE
                              BEGINNING     ADDITIONS                         CHANGES         AT END
CLASSIFICATION                OF PERIOD      AT COST     RETIREMENTS(1)    DEBIT/(CREDIT)    OF PERIOD
- --------------                ----------    ---------    --------------    --------------    ---------
Plant in service:
  Intangible . . . . . . . . .$    8,002    $  1,214        $    -         $     -           $    9,216
  Production plant
    Steam. . . . . . . . . . .   889,989       2,818            (354)           (174)(4)        892,279
    Nuclear. . . . . . . . . . 3,271,428      19,566          (2,553)         (4,261)(4)      3,284,180
    Hydro. . . . . . . . . . .    10,344           5              (8)            -               10,341
    Other. . . . . . . . . . .     3,665         -               -               -                3,665
  Transmission plant . . . . .   469,275       7,455          (2,407)            -              474,323
  Distribution plant . . . . .   243,233      37,537          (5,727)            -              275,043
  General plant. . . . . . . .    72,624      13,971          (2,996)            -               83,599
Construction work in
  progress . . . . . . . . . .   322,628     128,337(2)          -               -              450,965
Plant held for future use. . .    11,720       3,375(3)          -               -               15,095
Plant acquisition
  adjustments. . . . . . . . .    34,832         -               -               -               34,832
Nuclear fuel . . . . . . . . .   269,476      35,547         (73,773)            -              231,250
                              ----------    --------        --------         -------         ----------
  Total Utility Plant. . . . .$5,607,216    $249,825        $(87,818)        $(4,435)        $5,764,788
                              ----------    --------        --------         -------         ----------
                              ----------    --------        --------         -------         ----------

- -----------------

Notes:
(1) Retirements have been charged to accumulated provision for depreciation (Schedule VI).

(2) CWIP additions represent transfers to plant in service of $(72,512) and additions and other miscellaneous transfers of $200,849.

(3) Plant held for future use additions represent transfers to plant in service of $(66) and additions and other miscellaneous transfers of $3,441.

(4) Amounts represents an adjustment related to a change in inventory methods at jointly owned generating plants. Certain items of spare parts inventory were originally charged to plant investment.

                                                                      SCHEDULE V

                          OGLETHORPE POWER CORPORATION
                      UTILITY PLANT, INCLUDING INTANGIBLES
                      FOR THE YEAR ENDED DECEMBER 31, 1992
                             (DOLLARS IN THOUSANDS)


                              BALANCE AT                                       OTHER          BALANCE
                              BEGINNING     ADDITIONS                         CHANGES         AT END
CLASSIFICATION                OF PERIOD      AT COST     RETIREMENTS(1)    DEBIT/(CREDIT)    OF PERIOD
- --------------                ----------    ---------    --------------    --------------    ---------
Plant in service:
  Intangibles. . . . . . . . .$    7,925    $     77       $     -        $      -           $    8,002
  Production plant
    Steam. . . . . . . . . . .   894,904       1,465          (2,017)         (4,363)(4)        889,989
    Nuclear. . . . . . . . . . 3,270,823      13,016          (3,348)         (9,063)(4)      3,271,428
    Hydro. . . . . . . . . . .    10,327          17             -               -               10,344
    Other. . . . . . . . . . .     3,867        (202)            -               -                3,665
  Transmission plant . . . . .   444,678      28,342          (3,745)            -              469,275
  Distribution plant . . . . .   216,326      28,927          (2,020)            -              243,233
  General plant. . . . . . . .    69,328       3,764            (468)            -               72,624
Construction work in
  progress . . . . . . . . . .   178,980     143,648 (2)         -               -              322,628
Plant held for future use. . .    11,803         (83)(3)         -               -               11,720
Plant acquisition
  adjustments. . . . . . . . .    34,796          36             -               -               34,832
Nuclear fuel . . . . . . . . .   309,102      51,992         (91,618)            -              269,476
                              ----------    --------       ---------        --------         ----------
  Total Utility Plant. . . . .$5,452,859    $270,999       $(103,216)       $(13,426)        $5,607,216
                              ----------    --------       ---------        --------         ----------
                              ----------    --------       ---------        --------         ----------
- ------------------

Notes:

(1) Retirements have been charged to accumulated provision for depreciation (Schedule VI).

(2) CWIP additions represent transfers to plant in service of $(62,280) and additions and other miscellaneous transfers of $205,928.

(3) Plant held for future use additions represent transfers to plant in service of $(165) and additions and other miscellaneous transfers of $82.

(4) Amount represents an adjustment related to a change of inventory accounting methods at jointly owned generating plants. Certain items of spare parts inventory were originally charged to plant investment.

                                                                      SCHEDULE V

                          OGLETHORPE POWER CORPORATION
                      UTILITY PLANT, INCLUDING INTANGIBLES
                      FOR THE YEAR ENDED DECEMBER 31, 1991
                             (DOLLARS IN THOUSANDS)


                              BALANCE AT                                       OTHER          BALANCE
                              BEGINNING     ADDITIONS                         CHANGES         AT END
CLASSIFICATION                OF PERIOD      AT COST     RETIREMENTS(1)    DEBIT/(CREDIT)    OF PERIOD
- --------------                ----------    ---------    --------------    --------------    ---------
Plant in service:
  Intangibles. . . . . . . . .$    7,642    $    283        $    -            $  -           $    7,925
  Production plant
    Steam. . . . . . . . . . .   894,045         872             (13)            -              894,904
    Nuclear. . . . . . . . . . 3,254,930      21,298          (5,405)            -            3,270,823
    Hydro. . . . . . . . . . .     9,482         845             -               -               10,327
    Other. . . . . . . . . . .     3,867         -               -               -                3,867
  Transmission plant . . . . .   422,946      22,838          (1,106)            -              444,678
  Distribution plant . . . . .   175,012      46,030          (4,716)            -              216,326
  General plant. . . . . . . .    67,311       2,152            (135)            -               69,328
Construction work in
  progress . . . . . . . . . .   102,045      76,935 (2)         -               -              178,980
Plant held for future use. . .    22,325     (10,522)(3)         -               -               11,803
Plant acquisition
  adjustments. . . . . . . . .    34,588         208             -               -               34,796
Nuclear fuel . . . . . . . . .   309,643      41,229         (41,770)            -              309,102
                              ----------    --------        --------          ----           ----------
  Total Utility Plant. . . . .$5,303,836    $202,168        $(53,145)         $  -           $5,452,859
                              ----------    --------        --------          ----           ----------
                              ----------    --------        --------          ----           ----------
- ----------------

Notes:

(1) Retirements have been charged to accumulated provision for depreciation (Schedule VI).

(2) CWIP additions represent transfers to plant in service of $(93,151) and additions and other miscellaneous transfers of $170,086.

(3) Plant held for future use additions represent transfers to deferred debits of $(21,131) and additions and other miscellaneous transfers of $10,609.

                                                                     SCHEDULE VI

                          OGLETHORPE POWER CORPORATION
             ACCUMULATED PROVISION FOR DEPRECIATION OF UTILITY PLANT
                      FOR THE YEAR ENDED DECEMBER 31, 1993
                             (DOLLARS IN THOUSANDS)


                               BALANCE                     RETIREMENTS    ADJUSTMENTS     BALANCE
                              BEGINNING      ANNUAL         LESS NET         AND          AT END
DESCRIPTION                   OF PERIOD     ACCRUALS(1)     SALVAGE(2)     TRANSFERS     OF PERIOD
- -----------                   ----------    -----------    -----------    -----------    ---------
Production plant:
  Steam. . . . . . . . . . . $  (285,448)    $ (24,830)       $   402         $  -       (309,876)
  Nuclear. . . . . . . . . .    (546,748)      (85,612)         4,450            -       (627,910)
  Hydro. . . . . . . . . . .      (1,261)         (252)             8            -         (1,505)
  Other. . . . . . . . . . .        (915)          (40)           -              -           (955)
Transmission plant . . . . .    (103,602)      (11,057)         2,027            -       (112,632)
Distribution plant . . . . .     (27,105)       (6,681)         3,295            -        (30,491)
General plant. . . . . . . .     (18,887)       (4,240)         2,931            -        (20,196)
Nuclear fuel . . . . . . . .    (145,850)      (48,996)        73,773            -       (121,073)
Plant acquisition
  adjustments. . . . . . . .     (26,435)       (1,061)           -              -        (27,496)
Other miscellaneous. . . . .      (5,926)         (805)           -              -         (6,731)
                             -----------     ---------        -------         ----    -----------
  Total Accumulated
    Provision For
    Depreciation . . . . . . $(1,162,177)    $(183,574)       $86,886         $  -    $(1,258,865)
                             -----------     ---------        -------         ----    -----------
                             -----------     ---------        -------         ----    -----------
- ----------------

Notes:

(1)  Amount of annual accrual charged to:
     Expense                                      $(171,431)
     Other accounts                                 (12,143)
                                                  ---------
                                                  $(183,574)
                                                  ---------
                                                  ---------

(2)  Property Retirements:
     Book cost                                    $  87,581
     Removal cost                                     2,617
     Salvage materials                               (3,312)
                                                  ---------
                                                  $  86,886
                                                  ---------
                                                  ---------

                                                                     SCHEDULE VI

                          OGLETHORPE POWER CORPORATION
             ACCUMULATED PROVISION FOR DEPRECIATION OF UTILITY PLANT
                      FOR THE YEAR ENDED DECEMBER 31, 1992
                             (DOLLARS IN THOUSANDS)


                               BALANCE                     RETIREMENTS    ADJUSTMENTS     BALANCE
                              BEGINNING      ANNUAL         LESS NET         AND          AT END
DESCRIPTION                   OF PERIOD     ACCRUALS(1)     SALVAGE(2)     TRANSFERS     OF PERIOD
- -----------                   ----------    -----------    -----------    -----------    ---------
Production plant:
  Steam. . . . . . . . . . .  $ (262,639)    $ (24,924)      $  2,115         $  -    $  (285,448)
  Nuclear. . . . . . . . . .    (466,631)      (84,093)         3,976            -       (546,748)
  Hydro. . . . . . . . . . .      (1,010)         (251)           -              -         (1,261)
  Other. . . . . . . . . . .        (873)          (42)           -              -           (915)
Transmission plant . . . . .     (96,070)      (10,795)         3,263            -       (103,602)
Distribution plant . . . . .     (22,134)       (6,165)         1,194            -        (27,105)
General plant. . . . . . . .     (15,469)       (3,921)           503            -        (18,887)
Nuclear fuel . . . . . . . .    (181,833)      (55,635)        91,618            -       (145,850)
Plant acquisition
  adjustments. . . . . . . .     (25,229)       (1,206)           -              -        (26,435)
Other miscellaneous. . . . .      (5,025)         (901)           -              -         (5,926)
                             -----------     ---------       --------         ----    -----------
Total Accumulated
  Provision For
  Depreciation . . . . . . . $(1,076,913)    $(187,933)      $102,669         $  -    $(1,162,177)
                             -----------     ---------       --------         ----    -----------
                             -----------     ---------       --------         ----    -----------
- ----------------

Notes:

(1)  Amount of annual accrual charged to:
     Expense                                      $(170,916)
     Other accounts                                 (17,017)
                                                  ---------
                                                  $(187,933)
                                                  ---------
                                                  ---------
(2)  Property Retirements:
     Book cost                                     $103,215
     Removal cost                                     1,538
     Salvage materials                               (2,084)
                                                  ---------
                                                   $102,669
                                                  ---------
                                                  ---------

                                                                     SCHEDULE VI

                          OGLETHORPE POWER CORPORATION
             ACCUMULATED PROVISION FOR DEPRECIATION OF UTILITY PLANT
                      FOR THE YEAR ENDED DECEMBER 31, 1991
                             (DOLLARS IN THOUSANDS)


                               BALANCE                     RETIREMENTS    ADJUSTMENTS     BALANCE
                              BEGINNING      ANNUAL         LESS NET         AND          AT END
DESCRIPTION                   OF PERIOD     ACCRUALS(1)     SALVAGE(2)     TRANSFERS     OF PERIOD
- -----------                   ----------    -----------    -----------    -----------    ---------
Production plant:
  Steam. . . . . . . . . . .   $(237,102)    $ (25,603)       $    66         $  -      $  (262,639)
  Nuclear. . . . . . . . . .    (379,311)      (93,931)         6,611            -         (466,631)
  Hydro. . . . . . . . . . .        (756)         (254)           -              -           (1,010)
  Other. . . . . . . . . . .        (829)          (44)           -              -             (873)
Transmission plant . . . . .     (86,901)      (10,301)         1,132            -          (96,070)
Distribution plant . . . . .     (19,493)       (5,229)         2,588            -          (22,134)
General plant. . . . . . . .     (11,731)       (3,856)           118            -          (15,469)
Nuclear fuel . . . . . . . .    (169,122)      (54,481)        41,770            -         (181,833)
Plant acquisition
  adjustments. . . . . . . .     (23,970)       (1,259)           -              -          (25,229)
Other miscellaneous. . . . .      (4,137)         (888)           -              -           (5,025)
                               ---------     ---------        -------         ----      -----------
  Total Accumulated
    Provision For
    Depreciation . . . . . .   $(933,352)    $(195,846)       $52,285         $  -      $(1,076,913)
                               ---------     ---------        -------         ----      -----------
                               ---------     ---------        -------         ----      -----------

- ----------------

Notes:

(1)  Amount of annual accrual charged to:
     Expense                                      $(184,094)
     Other accounts                                 (11,752)
                                                  ---------
                                                  $(195,846)
                                                  ---------

(2)  Property Retirements:
     Book cost                                    $  53,047
     Removal cost                                     1,631
     Salvage materials                               (2,393)
                                                  ---------
                                                  $  52,285
                                                  ---------
                                                  ---------

                                                                      SCHEDULE X

                          OGLETHORPE POWER CORPORATION
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                        DECEMBER 31, 1993, 1992 AND 1991
                             (DOLLARS IN THOUSANDS)


COLUMN A                                                     COLUMN B
- --------                                              -----------------------
                                                   CHARGED TO COSTS AND EXPENSES
                                                   -----------------------------
     ITEM                                            1993       1992       1991
     ----                                            ----       ----       ----
Maintenance & repairs. . . . . . . . . . . . . .   $67,572    $57,890    $74,050
Taxes other than payroll and income taxes:
  Real & personal property taxes . . . . . . . .    21,992     14,640     22,431

J
- -

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 1994.


                                   OGLETHORPE POWER CORPORATION
                                   (AN ELECTRIC MEMBERSHIP GENERATION &
                                   TRANSMISSION CORPORATION)

                                   By:  /s/    J. CALVIN EARWOOD
                                       -----------------------------------------
                                       J. CALVIN EARWOOD, CHAIRMAN OF THE BOARD



     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

          SIGNATURE                      TITLE                     DATE
          ---------                      -----                     ----
/s/  J. CALVIN EARWOOD       Chairman of the Board,             March 31, 1994
- ---------------------------  Director (Principal Executive
     J. CALVIN EARWOOD       Officer)

/s/  T. D. KILGORE           President and Chief Executive      March 31, 1994
- ---------------------------  Officer (Principal Executive
     T. D. KILGORE           Officer)

/s/  JOHN S. DEAN, SR.       Secretary-Treasurer (Principal     March 31, 1994
- ---------------------------  Financial Officer)
     JOHN S. DEAN, SR.

/s/  EUGEN HECKL             Senior Vice President and Chief    March 31, 1994
- ---------------------------  Financial Officer (Principal
     EUGEN HECKL             Financial Officer)

/s/  LARRY N. BROWNLEE       Controller                         March 31, 1994
- ---------------------------  (Principal Accounting Officer)
     LARRY N. BROWNLEE

/s/  JMON WARNOCK            Director                           March 31, 1994
- ---------------------------
     JMON WARNOCK

/s/  CHARLES R. FENDLEY      Director                           March 31, 1994
- ---------------------------
     CHARLES R. FENDLEY

/s/  GEORGE C. MARTIN        Director                           March 31, 1994
- ---------------------------
     GEORGE C. MARTIN

          SIGNATURE                      TITLE                     DATE
          ---------                      -----                     ----
/s/  J. G. MCCALMON          Director                           March 31, 1994
- ---------------------------
     J. G. MCCALMON

/s/  D. A. ROBINSON, III     Director                           March 31, 1994
- ---------------------------
     D. A. ROBINSON, III

/s/  JAMES E. ESTES          Director                           March 31, 1994
- ---------------------------
     JAMES E. ESTES

/s/  LARRY N. CHADWICK       Director                           March 31, 1994
- ---------------------------
     LARRY N. CHADWICK

/s/  SIMMIE KING             Director                           March 31, 1994
- ---------------------------
     SIMMIE KING

/s/  W. F. FARR              Director                           March 31, 1994
- ---------------------------
     W. F. FARR

/s/  GARY T. DRAKE           Alternate Director                 March 31, 1994
- ---------------------------
     GARY T. DRAKE

/s/  JEFF S. PIERCE, JR.     Director                           March 31, 1994
- ---------------------------
     JEFF S. PIERCE, JR.

/s/  DONALD C. COOPER        Director                           March 31, 1994
- ---------------------------
     DONALD C. COOPER

/s/  HERBERT CHURCH          Director                           March 31, 1994
- ---------------------------
     HERBERT CHURCH

/s/  MAC F. OGLESBY          Director                           March 31, 1994
- ---------------------------
     MAC F. OGLESBY

/s/  BENNY W. DENHAM         Director                           March 31, 1994
- ---------------------------
     BENNY W. DENHAM

/s/  E. L. MCLOCKLIN         Director                           March 31, 1994
- ---------------------------
     E. L. MCLOCKLIN

/s/  SAM RABUN               Director                           March 31, 1994
- ---------------------------
     SAM RABUN

/s/  E. J. MARTIN, JR.       Director                           March 31, 1994
- ---------------------------
     E. J. MARTIN, JR.


          SIGNATURE                      TITLE                     DATE
          ---------                      -----                     ----

/s/  J. D. WILLIAMS          Director                           March 31, 1994
- ---------------------------
     J. D. WILLIAMS

/s/  RONNIE FLEEMAN          Director                           March 31, 1994
- ---------------------------
     RONNIE FLEEMAN

/s/  D. LAMAR COOPER         Director                           March 31, 1994
- ---------------------------
     D. LAMAR COOPER

/s/  BARRY H. MARTIN         Director                           March 31, 1994
- ---------------------------
     BARRY H. MARTIN

/s/  JOHN B. FLOYD, JR.      Director                           March 31, 1994
- ---------------------------
     JOHN B. FLOYD, JR.

/s/  STEVE RAWL, SR.         Director                           March 31, 1994
- ---------------------------
     STEVE RAWL, SR.

/s/  JAMES GRUBBS            Director                           March 31, 1994
- ---------------------------
     JAMES GRUBBS

/s/  SAMMY M. JENKINS        Director                           March 31, 1994
- ---------------------------
     SAMMY M. JENKINS

/s/  J. M. SHERRER           Director                           March 31, 1994
- ---------------------------
     J. M. SHERRER

/s/  JACK D. VICKERS         Director                           March 31, 1994
- ---------------------------
     JACK D. VICKERS

/s/  C. W. COX, JR.          Director                           March 31, 1994
- ---------------------------
     C. W. COX, JR.

/s/  JOHNNIE CRUMBLEY        Director                           March 31, 1994
- ---------------------------
     JOHNNIE CRUMBLEY

/s/  JARNETT W. WIGINGTON    Director                           March 31, 1994
- ---------------------------
     JARNETT W. WIGINGTON

/s/  BOB JERNIGAN            Director                           March 31, 1994
- ---------------------------
     BOB JERNIGAN

/s/  C. WILLARD MIMS         Director                           March 31, 1994
- ---------------------------
     C. WILLARD MIMS

/s/  JAMES E. DOOLEY         Director                           March 31, 1994
- ---------------------------
     JAMES E. DOOLEY

/s/  WILLIS T. WOODRUFF      Director                           March 31, 1994
- ---------------------------
     WILLIS T. WOODRUFF

                                       88

          SIGNATURE                      TITLE                     DATE
          ---------                      -----                     ----

/s/  HUBERT HANCOCK          Director                           March 31, 1994
- ---------------------------
     HUBERT HANCOCK

/s/  BOB J. DICKENS          Director                           March 31, 1994
- ---------------------------
     BOB J. DICKENS

/s/  W. W. ARCHER            Director                           March 31, 1994
- ---------------------------
     W. W. ARCHER

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.


The registrant is a membership corporation and has no authorized or outstanding equity securities. Proxies are not solicited from the holders of Oglethorpe's public bonds. No annual report or proxy material has been sent to such bondholders.