Form 10-Q
period 1994-03-31
OGLETHORPE POWER CORP
filed 1994-05-16
CIK 788816

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    ------
                                    FORM 10-Q
(MARK ONE)

/X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994

                                       OR

/ /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the transition period from ___________ to _____________

                           Commission File No. 33-7591

                              --------------------


                          OGLETHORPE POWER CORPORATION

         (AN ELECTRIC MEMBERSHIP GENERATION & TRANSMISSION CORPORATION)
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 GEORGIA                               58-1211925
     (State or other jurisdiction of                (I.R.S. employer
     incorporation or organization)                identification no.)


          POST OFFICE BOX 1349
        2100 EAST EXCHANGE PLACE
             TUCKER, GEORGIA                           30085-1349
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code   (404) 270-7600


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject of such filing
requirements for the past 90 days.    Yes  X      No
                                         -----      -----
     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The Registrant is a membership corporation and has no authorized or outstanding equity securities.

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                          OGLETHORPE POWER CORPORATION

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1994


                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION

     Item 1.   Financial Statements


          Condensed Balance Sheets at March 31, 1994 (Unaudited)
          and December 31, 1993                                            3

          Condensed Statements of Revenues and Expenses (Unaudited)
          for the Three Months Ended March 31, 1994 and 1993               5

          Condensed Statements of Cash Flows (Unaudited)
          for the Three Months Ended March 31, 1994 and 1993               6

          Notes to the Condensed Financial Statements                      7

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations               9


PART II - OTHER INFORMATION


     Item 6.   Exhibits and Reports on Form 8-K                            13


SIGNATURES                                                                 14

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS



                          OGLETHORPE POWER CORPORATION
                            CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                           AT            AT
                                                        MARCH 31,   DECEMBER 31,
                                                          1994          1993
                                                       -----------   -----------
                                                       (UNAUDITED)



ELECTRIC PLANT, AT ORIGINAL COST:
 IN SERVICE                                           $ 5,049,415   $ 5,047,739
 LESS ACCUMULATED PROVISION FOR DEPRECIATION           (1,142,994)   (1,110,296)
                                                       ----------    ----------
                                                        3,906,421     3,937,443
 NUCLEAR FUEL, AT AMORTIZED COST                          107,097       110,177
 PLANT ACQUISITION ADJUSTMENTS, AT AMORTIZED COST           7,071         7,336
 CONSTRUCTION WORK IN PROGRESS                            488,907       450,965
                                                       ----------    ----------
                                                        4,509,496     4,505,921
                                                       ----------    ----------

INVESTMENTS AND FUNDS:
 BOND, RESERVE AND CONSTRUCTION FUNDS, AT MARKET           79,017       110,390
 DECOMMISSIONING FUND, AT MARKET                           55,069        56,911
 INVESTMENT IN ASSOCIATED ORGANIZATIONS, AT COST           18,850        19,123
 OTHER                                                        486           486
                                                       ----------    ----------
                                                          153,422       186,910
                                                       ----------    ----------

CURRENT ASSETS:
 CASH AND TEMPORARY CASH INVESTMENTS, AT COST              73,843       244,173
 RECEIVABLES                                               81,547        82,274
 INVENTORIES, AT AVERAGE COST                              85,261        86,468
 PREPAYMENTS AND OTHER CURRENT ASSETS                      21,700        14,763
                                                       ----------    ----------
                                                          262,351       427,678
                                                       ----------    ----------

DEFERRED CHARGES:
 PREMIUM AND LOSS ON REACQUIRED DEBT, BEING AMORTIZED     165,203        91,981
 DEFERRED AMORTIZATION OF SCHERER LEASEHOLD                73,703        71,559
 DEFERRED DEBT EXPENSE, BEING AMORTIZED                    19,348        21,527
 DISCONTINUED PROJECT, BEING AMORTIZED                     17,961        18,314
                                                       ----------    ----------
                                                          276,215       203,381
                                                       ----------    ----------
                                                      $ 5,201,484   $ 5,323,890
                                                       ----------    ----------
                                                       ----------    ----------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED STATEMENTS.

                          OGLETHORPE POWER CORPORATION
                            CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                             EQUITY AND LIABILITIES

                                                           AT            AT
                                                        MARCH 31,   DECEMBER 31,
                                                          1994          1993
                                                       -----------   -----------
                                                       (UNAUDITED)


CAPITALIZATION:
 PATRONAGE CAPITAL AND MEMBERSHIP FEES (NET OF
  UNREALIZED LOSSES OF $ 1,514 ON
  AVAILABLE-FOR-SALE SECURITIES)                      $   308,652   $   289,982
 LONG-TERM DEBT                                         4,065,934     4,058,251
 OBLIGATION UNDER CAPITAL LEASES                          303,531       303,458
                                                       ----------    ----------
                                                        4,678,117     4,651,691
                                                       ----------    ----------

CURRENT LIABILITIES:
 LONG-TERM DEBT DUE WITHIN ONE YEAR                        67,407        78,644
 DEFERRED MARGINS AND VOGTLE SURCHARGE TO BE
  REFUNDED WITHIN ONE YEAR                                 19,131        26,777
 ACCOUNTS PAYABLE                                          54,586        62,186
 ACCRUED INTEREST                                          22,853       108,702
 ACCRUED AND WITHHELD TAXES                                 7,828         9,401
 ENERGY COSTS BILLED IN EXCESS OF ACTUALS                   9,642        11,456
 OTHER CURRENT LIABILITIES                                 12,376        40,234
                                                       ----------    ----------
                                                          193,823       337,400
                                                       ----------    ----------

DEFFERED CREDITS AND OTHER LIABILITIES:
 GAIN ON SALE OF PLANT, BEING AMORTIZED                    64,965        65,550
 GAIN ON SALE OF SCHERER COMMON FACILITIES,
  BEING AMORTIZED                                           5,096         7,644
 SALE OF INCOME TAX BENEFITS, BEING AMORTIZED              64,812        66,838
 ACCUMULATED DEFERRED INCOME TAXES                         65,510        65,510
 DEFERRED MARGINS AND VOGTLE SURCHARGE                     21,083        21,083
 DECOMMISSIONING RESERVE                                   90,456        90,476
 OTHER                                                     17,622        17,698
                                                       ----------    ----------
                                                          329,544       334,799
                                                       ----------    ----------
                                                      $ 5,201,484   $ 5,323,890
                                                       ----------    ----------
                                                       ----------    ----------



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED STATEMENTS.

                          OGLETHORPE POWER CORPORATION
                   CONDENSED STATEMENTS OF REVENUE & EXPENSES
                             (DOLLARS IN THOUSANDS)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                         ----------------------
                                                           1994          1993
                                                         --------      --------


OPERATING REVENUES:
 SALES TO MEMBERS                                       $ 225,458     $ 212,114
 SALES TO NON-MEMBERS                                      42,160        60,029
                                                        ---------     ---------
TOTAL OPERATING REVENUES                                  267,618       272,143
                                                        ---------     ---------

OPERATING EXPENSES:
 FUEL                                                      51,232        35,874
 PRODUCTION                                                32,118        28,836
 PURCHASED POWER                                           53,539        65,893
 DEPRECIATION AND AMORTIZATION                             33,051        32,254
 TAXES OTHER THAN INCOME TAXES                              6,105         6,062
 OTHER OPERATING EXPENSES                                   9,691         9,417
                                                        ---------     ---------
TOTAL OPERATING EXPENSES                                  185,736       178,336
                                                        ---------     ---------
OPERATING MARGIN                                           81,882        93,807
                                                        ---------     ---------

OTHER INCOME (EXPENSE):
 INTEREST INCOME                                            2,951         3,717
 AMORTIZATION OF DEFERRED MARGINS                           6,641         1,035
 ALLOWANCE FOR EQUITY FUNDS USED
  DURING CONSTRUCTION                                         681           447
 OTHER                                                      5,475         5,648
                                                        ---------     ---------
TOTAL OTHER INCOME                                         15,748        10,847
                                                        ---------     ---------

INTEREST CHARGES:
 INTEREST ON LONG-TERM OBLIGATIONS                         86,302        94,246
 ALLOWANCE FOR DEBT FUNDS USED
  DURING CONSTRUCTION                                      (8,856)       (6,342)
                                                        ---------     ---------
NET INTEREST CHARGES                                       77,446        87,904
                                                        ---------     ---------
MARGIN BEFORE CUMULATIVE EFFECT OF CHANGE
 IN ACCOUNTING PRINCIPLE                                   20,184        16,750
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
 FOR INCOME TAXES                                              --        13,340
                                                        ---------     ---------

NET MARGIN                                              $  20,184     $  30,090
                                                        ---------     ---------
                                                        ---------     ---------



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED STATEMENTS.

                          OGLETHORPE POWER CORPORATION
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993
                             (DOLLARS IN THOUSANDS)



                                                                                    1994           1993
                                                                                    ----           ----


CASH FLOWS FROM OPERATING ACTIVITIES:
 NET MARGIN                                                                     $   20,184     $   30,090
                                                                                 ---------      ---------
 ADJUSTMENTS TO RECONCILE NET MARGIN TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
   CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR INCOME TAXES                           --        (13,340)
   DEPRECIATION AND AMORTIZATION                                                    47,213         46,735
   DEFERRED MARGINS AND AMORTIZATION OF DEFERRED MARGINS                            (6,641)        (1,035)
   ALLOWANCE FOR EQUITY FUNDS USED DURING CONSTRUCTION                                (681)          (447)
   OTHER                                                                            (4,690)        (3,377)

DECREASE (INCREASE) IN NET CURRENT ASSETS, EXCLUDING
 LONG-TERM DEBT DUE WITHIN ONE YEAR AND DEFERRED MARGINS
 AND VOGTLE SURCHARGE TO BE REFUNDED WITHIN ONE YEAR:
  RECEIVABLES                                                                          727         (3,037)
  INVENTORIES                                                                        1,207         (5,503)
  PREPAYMENTS AND OTHER CURRENT ASSETS                                              (6,937)          (606)
  ACCOUNTS PAYABLE                                                                  (7,600)       (14,611)
  ACCRUED INTEREST                                                                 (85,849)       (22,996)
  ACCRUED AND WITHHELD TAXES                                                        (1,573)         4,845
  ENERGY COST BILLED IN EXCESS OF ACTUAL                                            (1,814)          (253)
  OTHER CURRENT LIABILITIES                                                        (30,095)        (4,715)
                                                                                 ---------      ---------
   TOTAL ADJUSTMENTS                                                               (96,733)       (18,340)
                                                                                 ---------      ---------
   NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                             (76,549)        11,750
                                                                                 ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  PROPERTY ADDITIONS                                                               (48,860)       (42,846)
  NET PROCEEDS FROM BOND, RESERVE AND CONSTRUCTION FUNDS                            31,373         33,786
  DECREASE (INCREASE) IN INVESTMENT IN ASSOCIATED
   ORGANIZATIONS                                                                       273            (91)
  INCREASE IN OTHER SHORT-TERM INVESTMENTS                                              --        (72,076)
  DECREASE (INCREASE) IN DECOMMISSIONING FUND                                        1,842         (1,549)
  OTHER                                                                             (3,434)            --
                                                                                 ---------      ---------
   NET CASH USED IN INVESTING ACTIVITIES                                           (18,806)       (82,776)
                                                                                 ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  DEBT PROCEEDS, NET                                                               243,989             --
  DEBT PAYMENTS                                                                   (318,056)      (110,207)
  REFUND OF VOGTLE SURCHARGE                                                        (1,005)            --
  OTHER                                                                                 97           (777)
                                                                                 ---------      ---------
   NET CASH USED IN FINANCING ACTIVITIES                                           (74,975)      (110,984)
                                                                                 ---------      ---------
NET DECREASE IN CASH AND TEMPORARY CASH INVESTMENTS                               (170,330)      (182,010)
CASH AND TEMPORARY CASH INVESTMENTS AT BEGINNING OF PERIOD                         244,173        275,624
                                                                                 ---------      ---------
CASH AND TEMPORARY CASH INVESTMENTS AT END OF PERIOD                            $   73,843     $   93,614
                                                                                 ---------      ---------
                                                                                 ---------      ---------

CASH PAID FOR:
  INTEREST (NET OF AMOUNTS CAPITALIZED)                                         $  161,096     $  107,955
  INCOME TAXES                                                                          --            (43)



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED STATEMENTS.

                          OGLETHORPE POWER CORPORATION
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                             MARCH 31, 1994 AND 1993




(A) The condensed financial statements included herein have been prepared by Oglethorpe Power Corporation (Oglethorpe), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the information furnished herein reflects all adjustments (which included only normal recurring adjustments) necessary to present fairly, in all material respects, the results for the periods ended March 31, 1994 and 1993. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations, although Oglethorpe believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in Oglethorpe's latest Annual Report on Form 10-K, as filed with the SEC.

(B) Oglethorpe adopted Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities", as of January 1, 1994. Under this statement, investment securities held by Oglethorpe are classified as either available-for-sale or held-to-maturity. Available-for-sale securities are carried at market value with unrealized gains and losses, net of any tax effect, added to or deducted from patronage capital. Unrealized gains and losses from investment securities held in the decommissioning fund, which are also classified as available-for-sale, are directly added to or deducted from the decommissioning reserve. Held-to-maturity securities are carried at cost. All realized and unrealized gains and losses are determined using the specific identification method. In accordance with the provisions of this statement, the amounts classified as bond, reserve and construction funds and decommissioning fund on the accompanying Condensed Balance Sheets are carried at cost as of December 31, 1993.


(C) Oglethorpe's share of the undiscounted cost of decommissioning co-owned nuclear facilities, assuming decommissioning occurs promptly after the unit is taken out of service, is estimated at approximately $254 million for Hatch Unit No. 1, $356 million for Hatch Unit No. 2, $416 million for Vogtle Unit No. 1 and $543 million for Vogtle Unit No. 2. The years in which the above plants are expected to begin decommissioning are 2014, 2018, 2027 and 2029, respectively. In developing these estimates, the escalation rate was assumed to be 4% and return on trust assets was assumed to be 8%.

     The annual provision for decommissioning, which totaled $5.9 million in 1993, is currently recovered from Members as depreciation expense. Oglethorpe's management is of the opinion that any changes in cost estimates of decommissioning will be fully recovered in future rates.

     Beginning in the years noted above in which the units begin decommissioning, the expected timing of payments for decommissioning costs will extend for a period of 9 to 14 years. Oglethorpe's management does not expect such payments to have an adverse impact on liquidity or capital resources.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

                    FOR THE THREE MONTHS ENDED MARCH 31, 1994

Oglethorpe's net margin for the quarter ended March 31, 1994 was $20.2 million as compared to $30.1 million for the same period of 1993. Net margin was higher in the first quarter of 1993 because of the implementation of Financial Accounting Standards Board Statement No. 109, which resulted in the reversal of $13.3 million of accumulated deferred income taxes which had been previously expensed. This amount is reflected in the Condensed Statements of Revenues and Expenses as the cumulative effect of a change in accounting principle.

OPERATING REVENUES

The increase in Member revenues was due, for the most part, to a 17% increase in energy sales in the first quarter of 1994 and to the recovery of additional fixed costs resulting from the decline in sell-back revenues from Georgia Power Company (GPC) under the plant operating agreements, noted below. Higher megawatt-hour (MWh) sales were attributable to a colder than normal January in Georgia in 1994. Oglethorpe implemented a new rate which will increase revenues for 1994 to address the Members' increasing share of fixed costs.

Sales to non-Members are primarily made pursuant to three different types of contractual arrangements with GPC and from energy sales to other non-Member utilities. The following table summarizes the amounts of non-Member revenues from these sources for the first quarter of 1994 and 1993:


                                        Three Months Ended March 31,
                                        ----------------------------
                                           (dollars in thousands)
                                               1994           1993
                                             -------        -------
Plant operating agreements                   $19,094        $34,964
Power supply arrangements                      9,237         17,171
Transmission agreements                        3,199          5,311
Other utilities                               10,630          2,583
                                             -------        -------
       Total                                 $42,160        $60,029
                                             -------        -------




The decrease in revenues from non-Members in the first quarter of 1994 compared to the same period of 1993 was primarily attributable to lower revenues from GPC pursuant to plant operating agreements. Under the plant operating agreements, GPC purchases capacity and energy from Oglethorpe on a declining scale in the early years of operation of certain co-owned generating units. The decrease in revenues of this type was due to scheduled reductions in sell-back percentages for both of the Plant Vogtle units and for Plant Scherer Unit No. 2.

The second source of non-Member revenues is derived pursuant to power supply arrangements with GPC. These revenues are derived, for the most part, from energy sales arising from dispatch situations whereby GPC causes co-owned steam generating resources to be operated when Oglethorpe's system does not require all of its contractual entitlement to the generation. These revenues essentially represent reimbursement of costs to Oglethorpe since, under the operating agreements, Oglethorpe is responsible for its share of fuel costs any time a unit operates. See the discussion under "Operating Expenses" below of the increased operation and lower average fuel costs of the Plant Scherer units in first quarter 1994. Revenues from sales of this type to GPC were lower due to the fact that Oglethorpe retained much of its share of the output from the Plant Scherer units because the lower average fuel costs made Plant Scherer more attractive than certain purchased resources.

Other revenues from non-Members increased significantly in the first quarter of 1994. This increase reflects greater revenues from off-system sales. Oglethorpe is continuing to pursue sales to other utilities as a means of reducing amounts that must be recovered from Members.

OPERATING EXPENSES

The increase in total operating expenses was primarily attributable to increases in fuel and production expenses which were partially offset somewhat by the reduction in purchased power expenses.

The increase in fuel expenses was due, in large part, to substantially greater generation from Plant Scherer Units No. 1 and 2 in the first quarter of 1994 as compared to the same period of 1993. Output from these units was almost one million MWh higher in the first quarter of 1994. Oglethorpe began receiving shipments at Plant Scherer of lower priced coal from the mining regions of the western United States in the last quarter of 1993. As a result of the receipt of this lower priced coal, the average fuel cost for the Scherer units decreased by 16.5% from last year's first quarter. The lower average fuel cost made utilization of Plant Scherer more attractive than certain purchased resources. Additional energy was necessary to provide for the increased needs of the Members and to provide for the higher sales to other utilities (see discussion under "Operating Revenues" above).

The increase in production expenses was due to an adjustment in first quarter 1994 of the amount of administrative and general costs paid to GPC in connection with GPC's role as operating agent of co-owned generating units.

Purchased power expenses declined in the first quarter of 1994. This decrease resulted from a 40.5% reduction in energy purchases. As discussed above, energy from Plant Scherer was often utilized instead of higher priced purchased resources.

OTHER INCOME

Other income was higher for the first quarter of 1994 as a result of increased income from amortization of deferred margins. Oglethorpe's Board of Directors authorizes the amount of deferred margins to be returned to the Members each year. For 1994, the annual amount authorized was $26.6 million as compared to $4.1 million for 1993. Interest income declined due to lower average cash balances. (See "Assets" under FINANCIAL CONDITION for a discussion of the change in cash balances.)

INTEREST CHARGES

The decrease in net interest charges resulted from the refinancing efforts completed during 1993 and in the first quarter of 1994. Allowance for debt funds used during construction continues to increase in proportion to the level of investment at the Rocky Mountain Project, a pumped storage hydroelectric facility.



FINANCIAL CONDITION

Total assets and total equity and liabilities as of March 31, 1994 were $5.2 billion as compared to $5.3 billion at December 31, 1993.

ASSETS

The decrease in bond, reserve and construction funds primarily resulted from the utilization of a portion of the debt service reserve funds for debt service payments. The available funds resulted from refinancing projects which did not require a debt service reserve fund or which required a lower debt service reserve fund than the refunded bonds.

The decrease in cash and temporary cash investments is partly due to the December 31, 1993 Federal Financing Bank (FFB) interest payment being made as due on January 3, 1994 and partly due to premiums paid in connection with FFB note modifications and a pollution control bond (PCB) refunding. For a discussion of the refinancing transactions, see the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Oglethorpe's Annual Report on Form 10-K for the year ended December 31, 1993.

Prepayments and other current assets increased primarily due to an $8.5 million increase in the payment made to GPC for estimates of Plant Wansley and Plant Hatch production expenses and Plant Wansley coal purchases for April 1994 compared to the estimate paid for January 1994.

The increase in the premium and loss on reacquired debt resulted from premiums paid in connection with both FFB note modifications and the PCB refunding.

EQUITY AND LIABILITIES

For a discussion of unrealized losses on available-for-sale securities see Note B of Notes to Condensed Financial Statements.

Long-term debt due within one year decreased due to normal maturities of PCBs and mortgage notes payable to the FFB.

Deferred margins and Vogtle surcharge to be refunded within one year decreased by $7.6 million, which is the amount that was refunded to Members for the three months ended March 31, 1994. See "Other Income" under RESULTS OF OPERATIONS for a discussion of the 1994 amortization of deferred margins. For a description of the Vogtle Surcharge, see Note 1 of Notes to Financial Statements in Oglethorpe's Annual Report on Form 10-K for the year ended December 31, 1993.

Accounts payable declined as of March 31, 1994 as a result of normal variations in the timing of payables activity.

Accrued interest decreased as discussed under cash and temporary investments above.

Energy costs billed in excess of actuals decreased as a net result of the refunding to Members of approximately $10 million of amounts over-collected in 1993 and the realization of $8 million of energy cost savings compared to budgeted amounts.

The decrease in other current liabilities is partly due to an $11 million refund to GPC of an option payment related to the canceled Pickens County Pumped Storage Hydroelectric Project and partly due to normal variations in the timing of liabilities activity.

PART II -   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (b)   REPORTS ON FORM 8-K

          No reports on Form 8-K were filed by Oglethorpe for the quarter ended March 31, 1994.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Oglethorpe Power Corporation
                                        (An Electric Membership
                                        Generation & Transmission
                                        Corporation)




Date:  May 13, 1994                By:  /s/  T. D. Kilgore
       ------------                     -------------------------------------
                                             T. D. Kilgore
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)



Date:  May 13, 1994                     /s/  John S. Dean, Sr.
       ------------                     -------------------------------------
                                             John S. Dean, Sr.
                                        Secretary-Treasurer
                                        (Principal Financial Officer)



Date:  May 13, 1994                     /s/  Eugen Heckl
       ------------                     -------------------------------------
                                             Eugen Heckl
                                        Senior Vice President and Chief
                                        Financial Officer (Principal Financial
                                        Officer)