Form 10-Q
period 1994-06-30
OGLETHORPE POWER CORP
filed 1994-08-12
CIK 788816

- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ____________

                                    FORM 10-Q
(MARK ONE)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994

                                       OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

                           Commission File No. 33-7591

                                  ____________

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


- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------

                          OGLETHORPE POWER CORPORATION

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1994


                                                                        PAGE NO.
                                                                        --------

PART I - FINANCIAL INFORMATION

     Item 1.   Financial Statements

          Condensed Balance Sheets as of June 30, 1994 (Unaudited)
          and December 31, 1993                                            3

          Condensed Statements of Revenues and Expenses (Unaudited)
          for the Three Months and Six Months Ended
          June 30, 1994 and 1993                                           5

          Condensed Statements of Cash Flows (Unaudited)
          for the Six Months Ended June 30, 1994 and 1993                  6

          Notes to the Condensed Financial Statements                      7

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations               9


PART II - OTHER INFORMATION

     Item 5.   Other Information                                          14

     Item 6.   Exhibits and Reports on Form 8-K                           15


SIGNATURES                                                                16

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS



                          OGLETHORPE POWER CORPORATION
                            CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS


                                                                                  AT                          AT
                                                                               JUNE 30,                  DECEMBER 31,
                                                                                 1994                        1993
                                                                              -----------                ------------
                                                                              (UNAUDITED)
ELECTRIC PLANT, AT ORIGINAL COST:
  IN SERVICE                                                                  $5,071,109                 $5,047,739
  LESS ACCUMULATED PROVISION FOR DEPRECIATION                                 (1,174,805)                (1,110,296)
                                                                              ----------                 ----------
                                                                               3,896,304                  3,937,443
  NUCLEAR FUEL, AT AMORTIZED COST                                                104,625                    110,177
  PLANT ACQUISITION ADJUSTMENTS, AT AMORTIZED COST                                 6,806                      7,336
  CONSTRUCTION WORK IN PROGRESS                                                  508,050                    450,965
                                                                              ----------                 ----------

                                                                               4,515,785                  4,505,921
                                                                              ----------                 ----------
INVESTMENTS AND FUNDS:
  BOND, RESERVE AND CONSTRUCTION FUNDS, AT MARKET                                 78,976                    110,390
  DECOMMISSIONING FUND, AT MARKET                                                 54,725                     56,911
  INVESTMENT IN ASSOCIATED ORGANIZATIONS, AT COST                                 18,523                     19,123
  OTHER                                                                              486                        486
                                                                              ----------                 ----------
                                                                                 152,710                    186,910
                                                                              ----------                 ----------

CURRENT ASSETS:
  CASH AND TEMPORARY CASH INVESTMENTS, AT COST                                   100,131                    244,173
  RECEIVABLES                                                                     92,233                     82,274
  INVENTORIES, AT AVERAGE COST                                                    95,968                     86,468
  PREPAYMENTS AND OTHER CURRENT ASSETS                                            18,047                     14,763
                                                                              ----------                 ----------
                                                                                 306,379                    427,678
                                                                              ----------                 ----------

DEFERRED CHARGES:
  PREMIUM AND LOSS ON REACQUIRED DEBT, BEING AMORTIZED                           163,464                     91,981
  DEFERRED AMORTIZATION OF SCHERER LEASEHOLD                                      75,846                     71,559
  DEFERRED DEBT EXPENSE, BEING AMORTIZED                                          19,503                     21,527
  DISCONTINUED PROJECT, BEING AMORTIZED                                           17,609                     18,314
                                                                              ----------                 ----------
                                                                                 276,422                    203,381
                                                                              ----------                 ----------
                                                                              $5,251,296                 $5,323,890
                                                                              ----------                 ----------
                                                                              ----------                 ----------



The accompanying notes are an integral part of these condensed statements.

                          OGLETHORPE POWER CORPORATION
                            CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                             EQUITY AND LIABILITIES


                                                                                  AT                          AT
                                                                               JUNE 30,                  DECEMBER 31,
                                                                                 1994                        1993
                                                                             ------------               -------------
                                                                              (UNAUDITED)
CAPITALIZATION:
  PATRONAGE CAPITAL AND MEMBERSHIP FEES (NET OF
    UNREALIZED LOSSES OF $ 2,583 ON
    AVAILABLE-FOR-SALE SECURITIES)                                           $  321,094                 $  289,982
  LONG-TERM DEBT                                                              4,101,657                  4,058,251
  OBLIGATION UNDER CAPITAL LEASES                                               303,604                    303,458
                                                                             ----------                 ----------
                                                                              4,726,355                  4,651,691
                                                                             ----------                 ----------

CURRENT LIABILITIES:
  LONG-TERM DEBT DUE WITHIN ONE YEAR                                             68,379                     78,644
  DEFERRED MARGINS AND VOGTLE SURCHARGE TO BE
     REFUNDED WITHIN ONE YEAR                                                    13,494                     26,777
  ACCOUNTS PAYABLE                                                               57,267                     62,186
  ACCRUED INTEREST                                                               26,751                    108,702
  ACCRUED AND WITHHELD TAXES                                                     14,655                      9,401
  ENERGY COSTS BILLED IN EXCESS OF ACTUALS                                        7,361                     11,456
  OTHER CURRENT LIABILITIES                                                      11,420                     40,234
                                                                             ----------                 ----------
                                                                                199,327                    337,400
                                                                             ----------                 ----------

DEFFERED CREDITS AND OTHER LIABILITIES:
  GAIN ON SALE OF PLANT, BEING AMORTIZED                                         64,380                     65,550
  GAIN ON SALE OF SCHERER COMMON FACILITIES,
     BEING AMORTIZED                                                              2,548                      7,644
  SALE OF INCOME TAX BENEFITS, BEING AMORTIZED                                   62,787                     66,838
  ACCUMULATED DEFERRED INCOME TAXES                                              65,510                     65,510
  DEFERRED MARGINS AND VOGTLE SURCHARGE                                          21,083                     21,083
  DECOMMISSIONING RESERVE                                                        91,842                     90,476
  OTHER                                                                          17,464                     17,698
                                                                             ----------                 ----------
                                                                                325,614                    334,799
                                                                             ----------                 ----------
                                                                             $5,251,296                 $5,323,890
                                                                             ----------                 ----------
                                                                             ----------                 ----------



The accompanying notes are an integral part of these condensed statements.

                          OGLETHORPE POWER CORPORATION
                   CONDENSED STATEMENTS OF REVENUES & EXPENSES
                             (DOLLARS IN THOUSANDS)




                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                 JUNE 30,                      JUNE 30,
                                          -----------------------       -----------------------
                                            1994           1993           1994           1993
                                          --------       --------       --------       --------

OPERATING REVENUES:
  SALES TO MEMBERS                        $229,157       $223,807       $454,615       $435,921
  SALES TO NON-MEMBERS                      33,878         59,512         76,038        119,541
                                          --------       --------       --------       --------
TOTAL OPERATING REVENUES                   263,035        283,319        530,653        555,462
                                          --------       --------       --------       --------

OPERATING EXPENSES:
  FUEL                                      48,600         42,444         99,832         78,318
  PRODUCTION                                30,937         37,316         63,055         66,152
  PURCHASED POWER                           57,652         70,175        111,192        136,068
  DEPRECIATION AND AMORTIZATION             33,222         32,358         66,273         64,612
  TAXES OTHER THAN INCOME TAXES              5,927          6,014         12,032         12,076
  OTHER OPERATING EXPENSES                  10,993          9,067         20,684         18,484
                                          --------       --------       --------       --------
TOTAL OPERATING EXPENSES                   187,331        197,374        373,068        375,710
                                          --------       --------       --------       --------
OPERATING MARGIN                            75,704         85,945        157,585        179,752
                                          --------       --------       --------       --------

OTHER INCOME (EXPENSE):
  INTEREST INCOME                            2,183          5,729          5,134          9,446
  AMORTIZATION OF DEFERRED MARGINS           4,632          1,035         11,273          2,070
  ALLOWANCE FOR EQUITY FUNDS USED
    DURING CONSTRUCTION                        675            520          1,356            967
  OTHER                                      5,819          5,265         11,295         10,913
                                          --------       --------       --------       --------
TOTAL OTHER INCOME                          13,309         12,549         29,058         23,396
                                          --------       --------       --------       --------

INTEREST CHARGES:
  INTEREST ON LONG-TERM OBLIGATIONS         83,888         95,054        170,190        189,300
  ALLOWANCE FOR DEBT FUNDS USED
    DURING CONSTRUCTION                     (8,386)        (6,580)       (17,242)       (12,922)
                                          --------       --------       --------       --------
NET INTEREST CHARGES                        75,502         88,474        152,948        176,378
                                          --------       --------       --------       --------

MARGIN BEFORE CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE                   13,511         10,020         33,695         26,770
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
 FOR INCOME TAXES                               --             --             --         13,340
                                          --------       --------       --------       --------
NET MARGIN                                $ 13,511       $ 10,020       $ 33,695       $ 40,110
                                          --------       --------       --------       --------
                                          --------       --------       --------       --------



The accompanying notes are an integral part of these condensed statements.

                          OGLETHORPE POWER CORPORATION
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND 1993
                             (DOLLARS IN THOUSANDS)




                                                                                      1994                   1993
                                                                                   ----------             ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  NET MARGIN                                                                       $   33,695             $   40,110
                                                                                   ----------             ----------
  ADJUSTMENTS TO RECONCILE NET MARGIN TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES:
      CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR INCOME TAXES                           --                (13,340)
      DEPRECIATION AND AMORTIZATION                                                    93,318                 91,135
      DEFERRED MARGINS AND AMORTIZATION OF DEFERRED MARGINS                           (11,273)                (2,070)
      ALLOWANCE FOR EQUITY FUNDS USED DURING CONSTRUCTION                              (1,356)                  (967)
      OTHER                                                                            (9,718)                (6,829)

DECREASE (INCREASE) IN NET CURRENT ASSETS, EXCLUDING
  LONG-TERM DEBT DUE WITHIN ONE YEAR AND DEFERRED MARGINS
  AND VOGTLE SURCHARGE TO BE REFUNDED WITHIN ONE YEAR:
      RECEIVABLES                                                                      (9,959)               (11,594)
      INVENTORIES                                                                      (9,500)                (9,523)
      PREPAYMENTS AND OTHER CURRENT ASSETS                                             (3,284)                 3,828
      ACCOUNTS PAYABLE                                                                 (4,919)               (13,277)
      ACCRUED INTEREST                                                                (81,951)                (9,878)
      ACCRUED AND WITHHELD TAXES                                                        5,254                 11,301
      ENERGY COST BILLED IN EXCESS OF ACTUAL                                           (4,095)                (6,036)
      OTHER CURRENT LIABILITIES                                                       (28,814)                (1,197)
                                                                                   ----------             ----------
        TOTAL ADJUSTMENTS                                                             (66,297)                31,553
                                                                                   ----------             ----------
        NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                           (32,602)                71,663
                                                                                   ----------             ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      PROPERTY ADDITIONS                                                             (100,213)              (102,159)
      NET PROCEEDS FROM BOND, RESERVE AND CONSTRUCTION FUNDS                           28,831                 31,422
      DECREASE IN INVESTMENT IN ASSOCIATED ORGANIZATIONS                                  600                    212
      DECREASE IN OTHER SHORT-TERM INVESTMENTS                                             --                 20,105
      DECREASE (INCREASE) IN DECOMMISSIONING FUND                                          48                 (2,856)
                                                                                   ----------             ----------
        NET CASH USED IN INVESTING ACTIVITIES                                         (70,734)               (53,276)
                                                                                   ----------             ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      DEBT PROCEEDS, NET                                                              293,731                 36,066
      DEBT PAYMENTS                                                                  (337,176)              (121,040)
      REFUND OF VOGTLE SURCHARGE                                                       (2,010)                (1,000)
      OTHER                                                                             4,749                 (2,541)
                                                                                   ----------             ----------
        NET CASH USED IN FINANCING ACTIVITIES                                         (40,706)               (88,515)
                                                                                   ----------             ----------
NET DECREASE IN CASH AND TEMPORARY CASH INVESTMENTS                                  (144,042)               (70,128)
CASH AND TEMPORARY CASH INVESTMENTS AT BEGINNING OF PERIOD                            244,173                275,624
                                                                                   ----------             ----------
CASH AND TEMPORARY CASH INVESTMENTS AT END OF PERIOD                               $  100,131             $  205,496
                                                                                   ----------             ----------
                                                                                   ----------             ----------


CASH PAID FOR:
      INTEREST (NET OF AMOUNTS CAPITALIZED)                                        $  230,599             $  180,431
      INCOME TAXES (REFUND)                                                                --                    (43)


The accompanying notes are an integral part of these condensed statements.

                          OGLETHORPE POWER CORPORATION
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                             JUNE 30, 1994 AND 1993



(A) The condensed financial statements included herein have been prepared by Oglethorpe Power Corporation (Oglethorpe), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the information furnished herein reflects all adjustments (which included only normal recurring adjustments) necessary to present fairly, in all material respects, the results for the periods ended June 30, 1994 and 1993. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations, although Oglethorpe believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in Oglethorpe's latest Annual Report on Form 10-K, as filed with the SEC.

(B) Oglethorpe adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", as of January 1, 1994. Under this Statement, investment securities held by Oglethorpe are classified as either available-for-sale or held-to-maturity. Available-for-sale securities are carried at market value with unrealized gains and losses, net of any tax effect, added to or deducted from patronage capital. Unrealized gains and losses from investment securities held in the decommissioning fund, which are also classified as available-for-sale, are directly added to or deducted from the decommissioning reserve. Held-to-maturity securities are carried at cost. All realized and unrealized gains and losses are determined using the specific identification method. In accordance with the provisions of this Statement, the amounts classified as bond, reserve and construction funds and decommissioning fund on the accompanying Condensed Balance Sheets are carried at cost as of December 31, 1993.

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

     The annual provision for decommissioning, which totaled $5.9 million in 1993, is currently recovered from Members as depreciation expense. In developing the amount of the annual provision, the escalation rate was assumed to be 4% and return on trust assets was assumed to be 8%. Oglethorpe's management is of the opinion that any changes in cost estimates of decommissioning will be fully recovered in future rates.

     Beginning in the years noted above in which the units begin decommissioning, the expected timing of payments for decommissioning costs will extend for a period of 9 to 14 years. Oglethorpe's management does not expect such payments to have an adverse impact on liquidity or capital resources.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Oglethorpe's net margin for the quarter ended June 30, 1994 was $13.5 million as compared to $10.0 million for the same period of 1993. Oglethorpe's net margin for the six months ended June 30, 1994 was $33.7 million as compared to $40.1 million for the first six months of 1993. Net margin was higher in the first six months of 1993 because of the implementation of Statement of Financial Accounting Standards No. 109, which resulted in the reversal of $13.3 million of accumulated deferred income taxes which had been previously expensed. This amount is reflected in the Condensed Statements of Revenues and Expenses as the cumulative effect of a change in accounting principle.

OPERATING REVENUES

The increases in Member revenues for the three month and six month periods ended June 30, 1994 as compared to the same periods of 1993 were due, for the most part, to increased billings of fixed costs resulting from the decline in Sell-back revenues from Georgia Power Company (GPC) under the plant operating agreements (as discussed below). Oglethorpe implemented a new rate in January 1994 which has increased revenues to address the Members' increasing share of fixed costs. These higher capacity revenues were partially offset by lower energy revenues derived from the flow through to the Members of reduced energy costs. (See "Operating Expenses" below for a discussion of average fuel costs.) For the three months and six months ended June 30, 1994, energy revenues from Members declined by 9.9% and 2.8%, respectively, compared to the prior year despite increases in megawatt-hour (MWh) sales of 7.2% and 11.7%, respectively.

Sales to non-Members are primarily made pursuant to three different types of contractual arrangements with GPC and from energy sales to other non-Member utilities. The following table summarizes the amounts of non-Member revenues from these sources for the three months and six months ended June 30, 1994 and 1993:



                               Three Months Ended June 30,    Six Months Ended June 30,
                               --------------------------     -------------------------
                                   1994           1993           1994          1993
                                   ----           ----           ----          ----
                                                (dollars in thousands)
Plant operating agreements       $14,425        $31,211        $33,519       $ 66,175
Power supply arrangements          6,222         13,912         15,459         31,083
Transmission agreements            2,533          4,003          5,732          9,314
Other utilities                   10,698         10,386         21,328         12,969
                                 -------        -------        -------       --------
Total                            $33,878        $59,512        $76,038       $119,541
                                 -------        -------        -------       --------
                                 -------        -------        -------       --------

The decreases in revenues from non-Members for both comparable periods were primarily attributable to lower revenues from GPC pursuant to plant operating agreements. Under the plant operating agreements, GPC purchases capacity and energy from Oglethorpe on a declining scale in the early years of operation of certain co-owned generating units. The decreases in revenues of this type were due to scheduled reductions in sell-back percentages for both of the Plant Vogtle units and for Plant Scherer Unit No. 2.

The second source of non-Member revenues is derived pursuant to power supply arrangements with GPC. These revenues are derived, for the most part, from energy sales arising from dispatch situations whereby GPC causes co-owned coal-fired generating resources to be operated when Oglethorpe's system does not require all of its contractual entitlement to the generation. These revenues essentially represent reimbursement of costs to Oglethorpe since, under the operating agreements, Oglethorpe is responsible for its share of fuel costs any time a unit operates. See the discussion under "Operating Expenses" below of the lower average fuel costs of the coal-fired generating units in 1994. Revenues from sales of this type to GPC were lower in both comparable periods due to the fact that Oglethorpe retained much of its share of the output from the Plant Scherer and Wansley units because the lower average fuel costs made those units more attractive than certain purchased resources.

Revenues from other non-Member utilities increased substantially in the six months ended June 30, 1994 as compared to the same period of 1993. Oglethorpe is continuing to pursue energy and capacity sales to other utilities as a means of reducing amounts that must be recovered from Members.

OPERATING EXPENSES

The decreases in total operating expenses for the three months and six months ended June 30, 1994 as compared to the same periods of 1993 were primarily attributable to reductions in purchased power expenses and production expenses which were partially offset by increases in fuel expenses.

Most of the increases in fuel expenses for both comparable periods were attributable to substantially greater generation from Plant Scherer Units No. 1 and 2. Output from these units was approximately 520,000 and 1.5 million MWh higher, respectively, for the three months and six months ended June 30, 1994. Oglethorpe began receiving shipments at Plant Scherer of lower-priced coal from the mining regions of the western United States in the last quarter of 1993.
Due primarily to the use of this lower-priced coal, the average fuel cost for the Scherer units decreased by approximately 11% from last year's second quarter and from the first six months of 1993. The average fuel cost for the Plant Wansley units also decreased, by almost 18%, in the second quarter of 1994.
This decrease was the result of increased spot purchases of coal.

The significant increase in coal-fired generation (prompted by declining average fuel costs) as well as declining sales from these coal-fired resources to GPC pursuant to power supply arrangements (see discussion under "Operating Revenues" above) have resulted in substantially lower utilization of purchased power resources. Energy purchases decreased by 47% and 44%, respectively, in the three months and six months ended June 30, 1994 as compared to the same periods of 1993.

The decrease in production expenses in the second quarter of 1994 was due to a lower number of nuclear refueling outages. One of Oglethorpe's nuclear units underwent a scheduled outage during the spring of 1994 as compared to two scheduled outages during the same period of 1993.

OTHER INCOME

Other income was higher for the second quarter of 1994 primarily as a result of an increase in the amount of deferred margins being amortized. Oglethorpe's Board of Directors authorizes the amount of deferred margins to be returned to the Members each year. For 1994, the annual amount authorized was $19.0 million as compared to $4.1 million for 1993. Interest income declined due to lower average cash balances. (See "Assets" under FINANCIAL CONDITION for a discussion of the change in cash balances.)

INTEREST CHARGES

The decrease in net interest charges resulted from the refinancing efforts completed during 1993 and in the first quarter of 1994. For a discussion of the refinancing transactions, see the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Oglethorpe's Annual Report on Form 10-K for the year ended December 31, 1993. As a result of Oglethorpe's refinancing transactions, the average interest rate on long-term debt declined from 8.10% at June 30, 1993 to 7.15% at June 30, 1994. Allowance for debt funds used during construction continues to increase in proportion to the level of investment at the Rocky Mountain Project, a pumped storage hydroelectric facility.



FINANCIAL CONDITION

Total assets and total equity and liabilities as of June 30, 1994 were $5.3 billion which was
$73 million less than the total at December 31, 1993.

ASSETS

The increase in construction work in progress is primarily the result of property additions during the six-month period of $40.6 million for Rocky Mountain Project construction.

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

The increase in receivables resulted primarily from a $6.5 million higher billing to Oglethorpe's Members for the month of June 1994 compared to December 1993.

Inventories increased primarily as a result of coal inventories for Plants Scherer and Wansley returning to normal levels at June 30, 1994 from lower levels at year-end.

Prepayments and other current assets increased primarily due to a $2.3 million increase in the payment made to GPC for estimates of Plant Wansley and Plant Hatch production expenses and Plant Wansley coal purchases for August 1994 compared to the estimate paid for January 1994.

The increase in the premium and loss on reacquired debt resulted from premiums paid in connection with both FFB note modifications and the PCB refunding.

EQUITY AND LIABILITIES

For a discussion of unrealized losses on available-for-sale securities see Note B of Notes to the Condensed Financial Statements.

Long-term debt due within one year decreased due to normal maturities of PCBs and mortgage notes payable to the FFB.

Deferred margins and Vogtle surcharge to be refunded within one year decreased by $13.3 million, which is the amount that was refunded to Members for the six months ended June 30, 1994. See "Other Income" under RESULTS OF OPERATIONS for a discussion of the 1994 amortization of deferred margins. For a description of the Vogtle Surcharge, see Note 1 of Notes to Financial Statements in Oglethorpe's Annual Report on Form 10-K for the year ended December 31, 1993.

Accrued interest decreased as discussed under cash and temporary investments above.

Accrued and withheld taxes increased as a result of the normal monthly accruals of property taxes, which are generally paid in the last quarter of the year.

Energy costs billed in excess of actuals decreased as a net result of the refunding to Members of amounts over-collected in 1993 and the realization of energy cost savings compared to budgeted amounts.

The decrease in other current liabilities is partly due to an $11 million refund to GPC of an option payment related to the canceled Pickens County Pumped Storage Hydroelectric Project and partly due to normal timing variations.

PART II -   OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

As stated in Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, the electric utility industry is becoming increasingly competitive, and this increasing competition presents a challenge to companies in the electric utility industry, including Oglethorpe and its Members, to reduce costs and improve the management of resources. The 1993 Form
10-K reports a number of actions taken and being taken by Oglethorpe to accomplish these objectives.

Oglethorpe and the Members believe that the changes in the industry, along with the growing diversity of needs of the Members, make it beneficial to study the feasibility of altering certain aspects of the relationship between Oglethorpe and the Members, so as to allow for the possibility that the Members could satisfy some or all of their additional future needs from sources other than Oglethorpe. The Members currently discussing these matters with Oglethorpe have stated their commitment to Oglethorpe and the Rural Electrification Administration (REA) to honor their current financial obligations to Oglethorpe under the Wholesale Power Contracts.

The study of these matters has recently been initiated. The results of the study and any action Oglethorpe and the Members might take based thereon cannot be predicted at this time. However, Oglethorpe's Board of Directors must approve any changes to the current Wholesale Power Contracts and intends that any new arrangement be structured so as not to have an adverse effect on Oglethorpe or the other Members. REA must also approve any changes to these contracts.

Recently, one of the Members prepaid all of its REA indebtedness, and thus, is no longer an REA borrower. This prepayment does not affect this Member's relationship with Oglethorpe under its Wholesale Power Contract. Certain other Members may prepay all of their REA indebtedness in the future.



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS

Number         Description
- - ------         -----------

10.11(a) Amendment No. 1 to Interconnection Agreement between Alabama Electric Cooperative, Inc. and Oglethorpe, dated as of April 22, 1994.

Number         Description
- - -----          -----------

10.11(b) Letter of Commitment (Firm Power Sale) Under Service Schedule J - Negotiated Interchange Service between Alabama Electric Cooperative, Inc. and Oglethorpe, dated March 31, 1994.


          (b)  REPORTS ON FORM 8-K

          No reports on Form 8-K were filed by Oglethorpe for the quarter ended June 30, 1994.

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


                                        Oglethorpe Power Corporation
                                        (An Electric Membership
                                        Generation & Transmission
                                        Corporation)



Date:  AUGUST 12, 1994              By: /s/ T. D. Kilgore
                                        ---------------------------------------
                                            T. D. Kilgore
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)



Date:  AUGUST 12, 1994                  /s/ John S. Dean, Sr.
                                        ---------------------------------------
                                            John S. Dean, Sr.
                                        Secretary-Treasurer
                                        (Principal Financial Officer)



Date:  AUGUST 12, 1994                  /s/ Eugen Heckl
                                        ---------------------------------------
                                            Eugen Heckl
                                        Senior Vice President and Chief
                                        Financial Officer (Principal Financial
                                        Officer)