Form 10-Q
period 1994-09-30
OGLETHORPE POWER CORP
filed 1994-11-10
CIK 788816

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


                              -----------------


                                  FORM 10-Q


(Mark One)


/X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1994


                                   OR


/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


For the transition period from ___________ to _____________


                        Commission File No. 33-7591


                              -----------------


                         OGLETHORPE POWER CORPORATION
        (AN ELECTRIC MEMBERSHIP GENERATION & TRANSMISSION CORPORATION)
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              GEORGIA                                     58-1211925
   (State or other jurisdiction of                    (I.R.S. employer
    incorporation or organization)                   identification no.)


         POST OFFICE BOX 1349
       2100 EAST EXCHANGE PLACE
           TUCKER, GEORGIA                                 30085-1349
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:      (404) 270-7600


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject of such
filing requirements for the past 90 days.  Yes    X      No
                                               -------       -------


     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The Registrant is a membership corporation and has no authorized or outstanding equity securities.


- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                        OGLETHORPE POWER CORPORATION

                  INDEX TO QUARTERLY REPORT ON FORM 10-Q
                 FOR THE QUARTER ENDED SEPTEMBER 30, 1994


                                                                        PAGE NO.
                                                                        ________
PART I -  FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Condensed Balance Sheets as of September 30, 1994 (Unaudited)
          and December 31, 1993                                            3

          Condensed Statements of Revenues and Expenses (Unaudited)
          for the Three Months and Nine Months Ended
          September 30, 1994 and 1993                                      5

          Condensed Statements of Cash Flows (Unaudited)
          for the Nine Months Ended September 30, 1994 and 1993            6

          Notes to the Condensed Financial Statements                      7

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                9


PART II - OTHER INFORMATION

     Item 5.  Other Information                                           14

     Item 6.  Exhibits and Reports on Form 8-K                            16

SIGNATURES                                                                17

                            OGLETHORPE POWER CORPORATION
                    NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                            SEPTEMBER 30, 1994 AND 1993


(A) The condensed financial statements included herein have been prepared by Oglethorpe Power Corporation (Oglethorpe), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the information furnished herein reflects all adjustments (which included only normal recurring adjustments) necessary to present fairly, in all material respects, the results for the periods ended September 30, 1994 and 1993. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations, although Oglethorpe believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in Oglethorpe's latest Annual Report on Form 10-K, as filed with the SEC.


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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Oglethorpe's net margin for the quarter ended September 30, 1994 was $4.4 million as compared to a net loss of $43,000 for the same period of 1993. Oglethorpe's net margin (before cumulative effect of the change in accounting for income taxes) for the nine months ended September 30, 1994 was $38.1 million as compared to $26.7 million for the first nine months of 1993. Net margin was higher for the 1994 periods due to unbudgeted savings in interest costs as a result of the refinancing efforts discussed under "Interest Charges" below.

OPERATING REVENUES

The changes in Member revenues for the three month and nine month periods ended September 30, 1994 as compared to the same periods of 1993 were the result of lower energy revenues and increased billings of fixed costs resulting from the decline in Sell-back revenues from Georgia Power Company (GPC) under the plant operating agreements (as discussed below). Oglethorpe implemented a new rate in January 1994 which has increased revenues to address the Members' increasing share of fixed costs.

Member energy revenues have declined in 1994 as a result of the flow through of reduced fuel costs and in addition, for the three month period, due to lower megawatt-hour (MWh) sales to Members. For the three months ended September 30, 1994, energy revenues from Members declined by 18.4% compared to the same period of 1993 whereas corresponding MWh sales decreased by only 13%. For the nine month period ended September 30, 1994, energy revenues were 9.4% lower than in the prior year despite a 1.0% increase in MWh sales. See "Operating Expenses" below for a discussion of the reduction in average fuel costs.


Sales to non-Members are primarily made pursuant to three different types of contractual arrangements with GPC and from energy sales to other non-Member utilities. The following table summarizes the amounts of non-Member revenues from these sources for the three months and nine months ended September 30, 1994 and 1993:


                       THREE MONTHS ENDED SEPT. 30,  NINE MONTHS ENDED SEPT. 30,
                       ----------------------------  --------------------------

                              1994        1993            1994       1993
                              ----        ----            ----       ----
                                       (dollars in thousands)
Plant operating agreements  $  5,557    $19,895         $39,076  $  86,070
Power supply arrangements      4,237      4,715          19,696     35,798
Transmission agreements        2,771      3,392           8,503     12,706
Other utilities                9,863      8,006          31,191     20,975
                             -------    -------         --------   -------
Total                        $22,428    $36,008         $98,466   $155,549
                             -------    -------         -------   --------
                             -------    -------         -------   --------

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


The second source of non-Member revenues is derived pursuant to power supply arrangements with GPC. These revenues are derived, for the most part, from energy sales arising from dispatch situations whereby GPC causes co-owned coal-fired generating resources to be operated when Oglethorpe's system does not require all of its contractual entitlement to the generation. These revenues essentially represent reimbursement of costs to Oglethorpe since, under the operating agreements, Oglethorpe is responsible for its share of fuel costs any time a unit operates. See the discussion under "Operating Expenses" below of the lower average fuel costs of the coal-fired generating units in 1994. Revenues from sales of this type to GPC were lower for the nine month period ended September 30, 1994 due to the fact that Oglethorpe retained much of its share of the output from the Plant Scherer and Wansley units because the lower average fuel costs made those units more attractive than certain purchased resources. Pursuant to the amendments to the Plant Scherer ownership and operating agreements (effective October 1993), OPC elected to separately dispatch its ownership interest in Plant Scherer beginning May 1, 1994. This election removed Plant Scherer as a source for energy sales to GPC pursuant to the power supply arrangements. Accordingly, parts of the decreases in both comparable periods are due to the Plant Wansley units being the only source for this type of sale after May 1, 1994.


Revenues from other non-Member utilities increased substantially due to a 47% increase in MWh sales in the nine months ended September 30, 1994 as compared to the same period of 1993. Oglethorpe is continuing to pursue energy and capacity sales to other utilities as a means of reducing amounts that must be recovered from Members.


OPERATING EXPENSES

The decreases in total operating expenses for the three months and nine months ended September 30, 1994 as compared to the same periods of 1993 were primarily attributable to lower energy costs due to greater utilization of owned generation instead of purchased power resources.


Most of the increases in fuel expenses for both comparable periods were attributable to substantially greater generation from Plant Scherer Units
No. 1 and 2. Output from these units was approximately 213,000 and 1.7 million MWh higher, respectively, for the three months and nine months ended
September 30, 1994. Oglethorpe began receiving shipments at Plant Scherer of lower-priced coal from the mining regions of the western United States in the last quarter of 1993. Due primarily to the use of this lower-priced coal, the average fuel cost for the Plant Scherer units decreased by approximately 9% from last year's third quarter and by 10% from the first nine months of 1993. The average fuel cost for the Plant Wansley units also decreased from 1993 levels, by 9% in the third quarter and by 11% in the first nine months. These decreases were the result of increased spot purchases of coal.


The significant increase in coal-fired generation (prompted by declining average fuel costs) as well as declining sales from these coal-fired resources to GPC pursuant to power supply arrangements (see discussion under "Operating Revenues" above) have resulted in substantially lower utilization of purchased power resources. Energy purchases decreased by 41% and 43%, respectively, in the three months and nine months ended September 30, 1994 as compared to the same periods of 1993.

Other Income

Other income was higher in 1994 primarily as a result of an increase in the amount of deferred margins being amortized. Oglethorpe's Board of Directors authorizes the amount of deferred margins to be returned to the Members each year. For 1994, the annual amount being returned is $19.5 million compared to $4.1 million for 1993. Interest income declined due to lower average cash balances. (See "Assets" under FINANCIAL CONDITION for a discussion of the change in cash balances.)

Interest Charges

The decrease in net interest charges resulted from the refinancing efforts completed in the fourth quarter of 1993 and in the first quarter of 1994. For a discussion of the refinancing transactions, see the "Management's Discussion and Analysis of Financial Condition and results of Operations" in Oglethorpe's Annual Report on Form 10-K for the year ended December 31, 1993. As a result of Oglethorpe's refinancing transactions, the average interest rate on long-term debt declined from 8.11% at September 30, 1993 to 7.16% at September 30, 1994. Allowance for debt funds used during construction continues to increase in proportion to the level of investment at the Rocky Mountain Project, a pumped storage hydroelectric facility.


FINANCIAL CONDITION

Total assets and total equity and liabilities as of September 30, 1994 were $5.2 billion which was $83 million less than the total at December 31, 1993.

Assets

The increase in construction work in progress is primarily the result of property additions during the nine-month period of $62.4 million for Rocky Mountain Project construction. Oglethorpe is nearing completion of construction of the Rocky Mountain Project. Based on current arrangements, Oglethorpe's ultimate ownership interest upon completion is expected to be approximately 75%, with GPC owning the remaining 25%. As of September 30, 1994, the Rocky Mountain Project was 97% complete, and Oglethorpe's investment was approximately $477 million. The current schedule anticipates completion and commercial operation of the three units of the Rocky Mountain Project in early to mid-1995. Construction at the Rocky Mountain Project is currently on schedule and under budget.

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

Deferred margins and Vogtle surcharge to be refunded within one year decreased by $17.3 million, which is the amount that was refunded to Members for the nine months ended September 30, 1994. See "Other Income" under RESULTS OF OPERATIONS for a discussion of the 1994 amortization of deferred margins. For a description of the Vogtle Surcharge, see Note 1 of Notes to Financial Statements in Oglethorpe's Annual Report on Form 10-K for the year ended December 31, 1993.

Accrued interest decreased as discussed under cash and temporary investments above.


Accrued and withheld taxes increased as a result of the normal monthly accruals of property taxes, which are generally paid in the last quarter of the year.

Energy costs billed in excess of actuals decreased as a net result of the refunding to Members of amounts over-collected in 1993 and the realization of 1994 energy cost savings compared to budgeted amounts.


The decrease in other current liabilities is partly due to an $11 million refund to GPC of an option payment related to the canceled Pickens County Pumped Storage Hydroelectric Project and partly due to normal timing variations.

Changes in Liquidity

In September 1994, Oglethorpe reassessed its overall liquidity needs and determined that its commercial paper program (which then authorized the issuance of up to $355 million) was higher than needed. Under its current program, Oglethorpe may issue commercial paper not to exceed $300 million outstanding at any time.

PART II - OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

MEMBER RELATIONS


As stated in its Quarterly Report on Form 10-Q for the period ended June 30, 1994, Oglethorpe and its Members believe that changes in the industry, along with the growing diversity of needs of the Members, make it beneficial to study the feasibility of altering certain aspects of the relationship between Oglethorpe and its Members.


Cobb EMC, Snapping Shoals EMC, and Walton EMC, three large Members of Oglethorpe, have initiated a feasibility study of, among other things, separating from Oglethorpe by acquiring their pro rata shares of Oglethorpe's assets and either paying or assuming their corresponding portions of Oglethorpe's debt. Oglethorpe has furnished data to these Members to be used in their study.


The Oglethorpe Board of Directors recently reviewed several alternatives to the relationship between Oglethorpe and some or all of the Members, including the three Members' asset acquisition concept. Oglethorpe's preliminary analysis indicates a lack of feasibility of the asset acquisition concept. Accordingly, the Board directed the Oglethorpe staff to limit its study to two other alternatives. The first is a study of the feasibility of a change in the current all-requirements Wholesale Power Contracts between Oglethorpe and each of the Members to allow for some portion of any Member's future capacity and energy to be supplied from sources other than Oglethorpe, including the use of dispersed generation. Initial analysis indicates some economics may be available to Oglethorpe and the Members through a small amount of Member-owned, Oglethorpe-dispatched dispersed generation. Amendments to the Wholesale Power Contract to permit this type of generation may, therefore, prove to be desirable.


The second alternative authorized by the Board to be studied involves the development of specific implementation procedures for the existing bylaw provision that grants any Member the right to withdraw from Oglethorpe upon satisfying certain conditions. These conditions include, but are not limited to, satisfying or making adequate provisions for the satisfaction of the Members' obligations under their Wholesale Power Contract. The Board directed the staff to consider a contract by which a Member could withdraw and freeze its power purchase obligation at its current pro rata share of existing plants, committed generating projects and power supply contracts.


The results of Oglethorpe's and any Member's studies and any action Oglethorpe and the Members might take based thereon cannot be predicted at this time. However, Oglethorpe's Board of Directors must approve any changes to the current Wholesale Power Contracts and intends that any new arrangements be structured so as not to have a material adverse effect on Oglethorpe or the other Members. The Rural Electrification Administration (REA) must also approve any changes to these contracts.

The three Members who have expressed an interest in considering altering their relationship with Oglethorpe have stated their commitment to Oglethorpe and REA to honor their current financial obligations to Oglethorpe under their Wholesale Power Contracts.


DISPERSED GENERATION


Oglethorpe's Board of Directors has adopted a policy to allow for greater use of dispersed generation units installed by Oglethorpe's Members. Such policy has been submitted to REA for approval. If permitted by REA and subject to any other required approvals, such units could be used to maintain reliability of electric service during emergencies on a Member's distribution system, to serve specific customer needs, or by Oglethorpe to serve the demands of Members on its system. The installation and use of dispersed generation units by any Member would also be governed by other procedures to be developed and individual contracts with the Members, giving Oglethorpe control of the dispersed generation units to meet system requirements and emergencies.


Some of Oglethorpe's Members, including Cobb EMC, Snapping Shoals EMC and
Walton EMC, have installed small diesel generating units. The aggregate capacity of these units amounts to approximately 1% of Oglethorpe's total capacity requirements. During the 1994 summer season, some or all of these units were operated. While it is possible to operate such units in a manner that violates the existing Wholesale Power Contracts between such Members and Oglethorpe, the Members involved have assured Oglethorpe that the manner of operation was not in violation of the Wholesale Power Contract. At present, Oglethorpe has not been able to make any such determination but has requested more specific information from these Members in order to make its own determination as to whether any violation occurred.


Each of the concerned Members has agreed with Oglethorpe that they will not operate such units in violation of the Wholesale Power Contracts and has agreed to furnish Oglethorpe with such information as is required for Oglethorpe to complete its review of the matter. Oglethorpe intends to enforce the Wholesale Power Contracts. Oglethorpe has advised REA of the situation and intends to consult with REA as more information is developed. With the exception of Snapping Shoals EMC, all of the Members involved in this matter remain
REA borrowers.


As discussed above under "Member Relations", Oglethorpe and certain of its Members continue to study the feasibility of altering certain aspects of their relationship. The installation and use of generating units such as those discussed above is likely to be encompassed within any resulting revision to the relationship.

ELECTRIC RATES


As required by the Wholesale Power Contract with each Member, Oglethorpe is currently engaged in the annual review of its wholesale rates to Members. The rates have a capacity charge and an energy charge. The capacity charge is a proportional allocation of fixed costs over the previous year's billing demand for each Member. The energy charge is the projected energy cost (primarily fuel) over the projected kilowatt-hour sales for 1995. Oglethorpe is in the process of developing its 1995 budget and based on current estimates, management expects a net increase in fixed costs for 1995. Because of this increase and the weather-related decline in the Members' 1994 peak demand, Oglethorpe's capacity rate for 1995 is expected to increase. However, because of increasing energy sales and decreasing fuel costs, management expects average Member revenues (measured in cents per kilowatt-hour) to remain constant with 1994 levels. Oglethorpe's Board of Directors is scheduled to take action on the 1995 capacity rate at its December meeting. The level of any capacity rate increase will also depend upon the amounts of credits for deferred margins elected to be taken by the Members in 1995.


POWER PURCHASE ARRANGEMENTS


Oglethorpe currently purchases 1,250 MW of capacity and associated energy from GPC under the Block Power Sale Agreement. Because Oglethorpe intends to obtain more economical alternatives, it has, pursuant to the terms of such Agreement, given notice of its election to reduce its purchases from GPC by 250 MW beginning September 1, 1996.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)    EXHIBITS


  NUMBER  DESCRIPTION

   27.1   Financial Data Schedule (for SEC use only).


         (b)    REPORTS ON FORM 8-K

No reports on Form 8-K were filed by Oglethorpe for the quarter ended September 30, 1994.

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


                                        Oglethorpe Power Corporation
                                        (An Electric Membership
                                        Generation & Transmission
                                        Corporation)

      Date:  NOVEMBER 10, 1994          By:  /s/ T. D. Kilgore
                                             ------------------
                                                 T. D. Kilgore
                                             President and Chief Executive Officer
                                             (Principal Executive Officer)


      Date:  NOVEMBER 10, 1994              /s/ John S. Dean, Sr.
                                             ---------------------
                                                 John S. Dean, Sr.
                                             Secretary-Treasurer
                                             (Principal Financial Officer)


      Date:  NOVEMBER 10, 1994              /s/ Eugen Heckl
                                             ---------------
                                                 Eugen Heckl
                                             Senior Vice President and Chief
                                             Financial Officer (Principal Financial
                                             Officer)


PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS



                          OGLETHORPE POWER CORPORATION
                           CONDENSED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                    ASSETS

                                                                         AT                       AT
                                                                    SEPTEMBER 30,            DECEMBER 31,
                                                                        1994                     1993
                                                                    -------------            ------------
                                                                     (UNAUDITED)
ELECTRIC PLANT, AT ORIGINAL COST:
  IN SERVICE                                                           $5,094,390              $5,047,739
  LESS ACCUMULATED PROVISION FOR DEPRECIATION                          (1,205,290)             (1,110,296)
                                                                    -------------            ------------
                                                                        3,889,100               3,937,443
  NUCLEAR FUEL, AT AMORTIZED COST                                         105,447                 110,177
  PLANT ACQUISITION ADJUSTMENTS, AT AMORTIZED COST                          6,540                   7,336
  CONSTRUCTION WORK IN PROGRESS                                           521,604                 450,965
                                                                    -------------            ------------
                                                                        4,522,691               4,505,921

INVESTMENTS AND FUNDS:
  BOND, RESERVE AND CONSTRUCTION FUNDS, AT MARKET                          78,070                 110,390
  DECOMMISSIONING FUND, AT MARKET                                          54,803                  56,911
  INVESTMENT IN ASSOCIATED ORGANIZATIONS, AT COST                          17,947                  19,123
  OTHER                                                                       486                     486
                                                                    -------------            ------------
                                                                          151,306                 186,910

CURRENT ASSETS:
  CASH AND TEMPORARY CASH INVESTMENTS, AT COST                             86,654                 244,173
  RECEIVABLES                                                              90,311                  82,274
  INVENTORIES, AT AVERAGE COST                                             90,600                  86,468
  PREPAYMENTS AND OTHER CURRENT ASSETS                                     16,261                  14,763
                                                                    -------------            ------------
                                                                          283,826                 427,678

DEFERRED CHARGES:
  PREMIUM AND  LOSS ON REACQUIRED DEBT, BEING AMORTIZED                   161,746                  91,981
  DEFERRED AMORTIZATION OF SCHERER LEASEHOLD                               77,989                  71,559
  DEFERRED DEBT EXPENSE, BEING AMORTIZED                                   19,038                  21,527
  DISCONTINUED PROJECT, BEING AMORTIZED                                    17,257                  18,314
  OTHER                                                                     6,675                    --
                                                                    -------------             -----------
                                                                          282,705                 203,381
                                                                    -------------             -----------
                                                                       $5,240,528              $5,323,890
                                                                    -------------             -----------
                                                                    -------------             -----------

The accompanying notes are an integral part of these condensed statements.

                             OGLETHORPE POWER CORPORATION
                                CONDENSED BALANCE SHEETS
                                 (DOLLARS IN THOUSANDS)

                                 EQUITY AND LIABILITIES


                                                                          AT                     AT
                                                                    SEPTEMBER 30,           DECEMBER 31,
                                                                        1994                    1993
                                                                    -------------           ------------
                                                                     (UNAUDITED)
CAPITALIZATION:
  PATRONAGE CAPITAL AND MEMBERSHIP FEES (NET OF
    UNREALIZED LOSSES OF $ 3,129 ON
    AVAILABLE-FOR-SALE SECURITIES)                                       $324,933                $289,982
  LONG-TERM DEBT                                                        4,088,816               4,058,251
  OBLIGATION UNDER CAPITAL LEASES                                         303,677                 303,458
                                                                     ------------            ------------
                                                                        4,717,426               4,651,691
                                                                     ------------            ------------

CURRENT LIABILITIES:
  LONG-TERM DEBT DUE WITHIN ONE YEAR                                       68,246                  78,644
  DEFERRED MARGINS AND VOGTLE SURCHARGE TO BE
     REFUNDED WITHIN ONE YEAR                                               4,261                  21,577
  ACCOUNTS PAYABLE                                                         53,589                  62,186
  ACCRUED INTEREST                                                         23,161                 108,702
  ACCRUED AND WITHHELD TAXES                                               21,400                   9,401
  ENERGY COSTS BILLED IN EXCESS OF ACTUALS                                  6,313                  11,456
  OTHER CURRENT LIABILITIES                                                11,866                  40,234
                                                                     ------------             -----------
                                                                          188,836                 332,200
                                                                     ------------             -----------

DEFFERED CREDITS AND OTHER LIABILITIES:
  GAIN ON SALE OF PLANT, BEING AMORTIZED                                   63,795                  65,550
  GAIN ON SALE OF SCHERER COMMON FACILITIES,
     BEING AMORTIZED                                                         -                      7,644
  SALE OF INCOME TAX BENEFITS, BEING AMORTIZED                             60,761                  66,838
  ACCUMULATED DEFERRED INCOME TAXES                                        65,510                  65,510
  DEFERRED MARGINS AND VOGTLE SURCHARGE                                    26,283                  26,283
  DECOMMISSIONING RESERVE                                                  94,009                  90,476
  OTHER                                                                    23,908                  17,698
                                                                      -----------             -----------
                                                                          334,266                 339,999
                                                                      -----------             -----------
                                                                       $5,240,528              $5,323,890
                                                                      -----------             -----------
                                                                      -----------             -----------


The accompanying notes are an integral part of these condensed statements. Certain prior year amounts have been reclassified to conform with current year presentation.

                        OGLETHORPE POWER CORPORATION
                 CONDENSED STATEMENTS OF REVENUES & EXPENSES
                            (DOLLARS IN THOUSANDS)

                             THREE MONTHS ENDED          NINE MONTHS ENDED
                                SEPTEMBER 30,               SEPTEMBER 30,
                             ----------------------    -----------------------
                                1994         1993          1994         1993
                             ---------    ---------     ---------    ---------
OPERATING REVENUES:
  SALES TO MEMBERS.........   $244,390     $248,729      $699,005     $684,650
  SALES TO NON-MEMBERS.....     22,428       36,008        98,466      155,549
                             ---------    ---------     ---------    ---------
TOTAL OPERATING REVENUES...    266,818      284,737       797,471      840,199
                             ---------    ---------     ---------    ---------

OPERATING EXPENSES:
  FUEL ....................     57,887       56,603       157,719      134,922
  PRODUCTION ..............     28,719       27,142        91,774       93,293
  PURCHASED POWER..........     60,905       74,372       172,097      210,440
  DEPRECIATION AND
    AMORTIZATION...........     32,375       30,945        98,648       95,557
  TAXES OTHER THAN INCOME
    TAXES ................       5,920        5,995        17,952       18,071
  INCOME TAXES ............         --        1,820            --        1,820
  OTHER OPERATING EXPENSES.     12,925       11,345        33,609       29,829
                             ---------    ---------     ---------    ---------
TOTAL OPERATING EXPENSES...    198,731      208,222       571,799      583,932
                             ---------    ---------     ---------    ---------
OPERATING MARGIN ..........     68,087       76,515       225,672      256,267
                             ---------    ---------     ---------    ---------
OTHER INCOME (EXPENSE):
  INTEREST INCOME .........      2,842        5,860         7,976       15,306
  AMORTIZATION OF DEFERRED
    MARGINS................      4,011        1,033        15,284        3,103
  ALLOWANCE FOR EQUITY
   FUNDS USED DURING
   CONSTRUCTION............        718          565         2,074        1,532
  OTHER....................      5,157        4,998        16,452       15,911
                             ---------    ---------     ---------    ---------
TOTAL OTHER INCOME.........     12,728       12,456        41,786       35,852
                             ---------    ---------     ---------    ---------
INTEREST CHARGES:
  INTEREST ON LONG-TERM
    OBLIGATIONS............     85,127       96,391       255,317      285,691
  ALLOWANCE FOR DEBT FUNDS
    USED DURING
    CONSTRUCTION...........     (8,698)      (7,377)      (25,940)     (20,299)
                             ---------    ---------     ---------    ---------
NET INTEREST CHARGES.......     76,429       89,014       229,377      265,392
                             ---------    ---------     ---------    ---------

MARGIN BEFORE CUMULATIVE
  EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE.....      4,386          (43)       38,081       26,727
CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING
  FOR INCOME TAXES.........         --           --            --       13,340
                             ---------    ---------     ---------    ---------
NET MARGIN (LOSS)..........   $  4,386     $    (43)     $ 58,081     $ 40,067
                             ---------    ---------     ---------    ---------
                             ---------    ---------     ---------    ---------

   The accompanying notes are an integral part of these condensed statements.

                          OGLETHORPE POWER CORPORATION
                CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                             (DOLLARS IN THOUSANDS)


                                                            1994        1993
                                                         ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET MARGIN                                             $  38,081   $  40,067
                                                         ---------   ---------
  ADJUSTMENTS TO RECONCILE NET MARGIN TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES:
    CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR
     INCOME TAXES                                            --        (13,340)
    DEPRECIATION AND AMORTIZATION                          141,986     134,797
    DEFERRED MARGINS AND AMORTIZATION OF DEFERRED MARGINS  (15,284)     (3,103)
    ALLOWANCE FOR EQUITY FUNDS USED DURING CONSTRUCTION     (2,074)     (1,532)
    DEFERRED INCOME TAXES                                    --          1,820
    OTHER                                                  (14,216)     (9,489)

DECREASE (INCREASE) IN NET CURRENT ASSETS, EXCLUDING
 LONG-TERM DEBT DUE WITHIN ONE YEAR AND DEFERRED MARGINS
 AND VOGTLE SURCHARGE TO BE REFUNDED WITHIN ONE YEAR:
    RECEIVABLES                                             (8,037)     (8,635)
    INVENTORIES                                             (4,132)      4,004
    PREPAYMENTS AND OTHER CURRENT ASSETS                    (1,498)        877
    ACCOUNTS PAYABLE                                        (8,597)      3,732
    ACCRUED INTEREST                                       (85,541)    (24,410)
    ACCRUED AND WITHHELD TAXES                              11,999      17,925
    ENERGY COST BILLED IN EXCESS OF ACTUAL                  (5,143)    (16,194)
    OTHER CURRENT LIABILITIES                              (28,368)     (3,426)
                                                         ----------  ----------
      TOTAL ADJUSTMENTS                                    (18,905)     83,026
                                                         ----------  ----------
      NET CASH PROVIDED BY OPERATING ACTIVITIES             19,176     123,093
                                                         ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:

    PROPERTY ADDITIONS                                    (152,136)   (170,863)
    NET PROCEEDS FROM BOND, RESERVE AND CONSTRUCTION
     FUNDS                                                  29,190      34,231
    DECREASE IN INVESTMENT IN ASSOCIATED ORGANIZATIONS       1,176         483
    DECREASE IN OTHER SHORT-TERM INVESTMENTS                 --         66,165
    DECREASE (INCREASE) IN DECOMMISSIONING FUND                 38      (5,047)
                                                         ----------  ----------
      NET CASH USED IN INVESTING ACTIVITIES               (121,732)    (75,031)
                                                         ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    DEBT PROCEEDS, NET                                     294,092      35,646
    DEBT PAYMENTS                                         (350,233)   (132,074)
    REFUND OF VOGTLE SURCHARGE                              (2,031)     (1,300)
    OTHER                                                    3,209      (4,687)
                                                         ----------  ----------
      NET CASH USED IN FINANCING ACTIVITIES                (54,963)   (102,415)
                                                         ----------  ----------
NET DECREASE IN CASH AND TEMPORARY CASH INVESTMENTS       (157,519)    (54,353)
CASH AND TEMPORARY CASH INVESTMENTS AT BEGINNING OF
 PERIOD                                                    244,173     275,624
                                                         ----------  ----------
CASH AND TEMPORARY CASH INVESTMENTS AT END OF PERIOD     $  86,654   $ 221,271
                                                         ----------  ----------

CASH PAID FOR:
    INTEREST (NET OF AMOUNTS CAPITALIZED)                 $308,003    $280,314
    INCOME TAXES                                             --            (43)


The accompanying notes are an integral part of these condensed statements.