Form 10-Q/A
period 1994-09-30
OGLETHORPE POWER CORP
filed 1994-11-14
CIK 788816

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


                              -----------------


                                  FORM 10-Q/A


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

                        OGLETHORPE POWER CORPORATION
                 CONDENSED STATEMENTS OF REVENUES & EXPENSES
                            (DOLLARS IN THOUSANDS)


                             THREE MONTHS ENDED          NINE MONTHS ENDED
                                SEPTEMBER 30,               SEPTEMBER 30,
                             ----------------------    -----------------------
                                1994         1993          1994         1993
                             ---------    ---------     ---------    ---------
OPERATING REVENUES:
  SALES TO MEMBERS.........   $244,390     $248,729      $699,005     $684,650
  SALES TO NON-MEMBERS.....     22,428       36,008        98,466      155,549
                             ---------    ---------     ---------    ---------
TOTAL OPERATING REVENUES...    266,818      284,737       797,471      840,199
                             ---------    ---------     ---------    ---------

OPERATING EXPENSES:
  FUEL ....................     57,887       56,603       157,719      134,922
  PRODUCTION ..............     28,719       27,142        91,774       93,293
  PURCHASED POWER..........     60,905       74,372       172,097      210,440
  DEPRECIATION AND
    AMORTIZATION...........     32,375       30,945        98,648       95,534
  TAXES OTHER THAN INCOME
    TAXES ................       5,920        5,995        17,952       18,071
  INCOME TAXES ............         --        1,820            --        1,820
  OTHER OPERATING EXPENSES.     12,925       11,345        33,609       29,829
                             ---------    ---------     ---------    ---------
TOTAL OPERATING EXPENSES...    198,731      208,222       571,799      583,909
                             ---------    ---------     ---------    ---------
OPERATING MARGIN ..........     68,087       76,515       225,672      256,290
                             ---------    ---------     ---------    ---------
OTHER INCOME (EXPENSE):
  INTEREST INCOME .........      2,842        5,860         7,976       15,306
  AMORTIZATION OF DEFERRED
    MARGINS................      4,011        1,033        15,284        3,103
  ALLOWANCE FOR EQUITY
   FUNDS USED DURING
   CONSTRUCTION............        718          565         2,074        1,532
  OTHER....................      5,157        4,998        16,452       15,888
                             ---------    ---------     ---------    ---------
TOTAL OTHER INCOME.........     12,728       12,456        41,786       35,829
                             ---------    ---------     ---------    ---------
INTEREST CHARGES:
  INTEREST ON LONG-TERM
    OBLIGATIONS............     85,127       96,391       255,317      285,691
  ALLOWANCE FOR DEBT FUNDS
    USED DURING
    CONSTRUCTION...........     (8,698)      (7,377)      (25,940)     (20,299)
                             ---------    ---------     ---------    ---------
NET INTEREST CHARGES.......     76,429       89,014       229,377      265,392
                             ---------    ---------     ---------    ---------

MARGIN BEFORE CUMULATIVE
  EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE.....      4,386          (43)       38,081       26,727
CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING
  FOR INCOME TAXES.........         --           --            --       13,340
                             ---------    ---------     ---------    ---------
NET MARGIN (LOSS)..........   $  4,386     $    (43)     $ 38,081     $ 40,067
                             ---------    ---------     ---------    ---------
                             ---------    ---------     ---------    ---------

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
