Form 10-K405
OGLETHORPE POWER CORP
filed 1995-03-30
CIK 788816

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)
    /X/                     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                                   THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
                                             OR

    / /                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                                     SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ------------ TO ------------

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

        POST OFFICE BOX 1349
      2100 EAST EXCHANGE PLACE
          TUCKER, GEORGIA
  (Address of principal executive                  30085-1349
              offices)                             (Zip Code)

Registrant's telephone number, including area code:             (404) 270-7600
Securities registered pursuant to Section 12(b) of the Act:     NONE
Securities registered pursuant to Section 12(g) of the Act:     NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES__X__ NO______

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

    State the aggregate market value of the voting stock held by nonaffiliates of the registrant. NONE

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. THE REGISTRANT IS A MEMBERSHIP CORPORATION AND HAS NO AUTHORIZED OR OUTSTANDING EQUITY SECURITIES.

    Documents Incorporated by Reference:  NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          OGLETHORPE POWER CORPORATION
                          1994 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

ITEM                                                                        PAGE
----                                                                        ----
                                     PART I
 1     Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
         Oglethorpe Power Corporation. . . . . . . . . . . . . . . . . . . .   1
         The Members of Oglethorpe . . . . . . . . . . . . . . . . . . . . .   6
         The Power Supply System . . . . . . . . . . . . . . . . . . . . . .   9
         Co-Owners of the Plants and the Plant and Transmission
            Agreements . . . . . . . . . . . . . . . . . . . . . . . . . . .  19
 2     Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  24
 3     Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . .  24
 4     Submission of Matters to a Vote of Security Holders . . . . . . . . .  24

                                     PART II
 5     Market for Registrant's Common Equity and Related Stockholder
          Matters. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  25
 6     Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . .  25
 7     Management's Discussion and Analysis of Financial Condition and
          Results of Operations. . . . . . . . . . . . . . . . . . . . . . .  26
 8     Financial Statements and Supplementary Data . . . . . . . . . . . . .  32
 9     Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . .  49

                                    PART III
10     Directors and Executive Officers of the Registrant. . . . . . . . . .  49
11     Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . .  61
12     Security Ownership of Certain Beneficial Owners and Management. . . .  63
13     Certain Relationships and Related Transactions. . . . . . . . . . . .  63

                                     PART IV
14     Exhibits, Financial Statement Schedules, and Reports on Form 8-K. . .  64

                              SELECTED DEFINITIONS

When used herein the following terms will have the meanings indicated below:

TERM                     MEANING
----                     -------
ADSCR                    Annual Debt Service Coverage Ratio
AFUDC                    Allowance for Debt and Equity Funds Used During
                         Construction
BPSA                     Block Power Sale Agreement
CFC                      National Rural Utilities Cooperative Finance
                         Corporation
CoBank                   CoBank, ACB, formerly known as the National Bank for
                         Cooperatives
Commission               Securities and Exchange Commission
CSA                      Coordination Services Agreement
Dalton                   City of Dalton, Georgia
DOE                      United States Department of Energy
DSC                      Debt Service Coverage Ratio
EPA                      United States Environmental Protection Agency
EPI                      Entergy Power, Inc.
FASB                     Financial Accounting Standards Board
FERC                     Federal Energy Regulatory Commission
FFB                      Federal Financing Bank
G&T                      Generation and Transmission Cooperative
GEMC                     Georgia Electric Membership Corporation
GPC                      Georgia Power Company
GPSC                     Georgia Public Service Commission
ITS                      Integrated Transmission System
ITSA                     Revised and Restated Integrated Transmission System
                         Agreement
kWh                      Kilowatt-hours
Members                  The 39 retail distribution cooperatives that are
                         members of Oglethorpe
MEAG                     Municipal Electric Authority of Georgia
MW                       Megawatts
MWh                      Megawatt-hours
NRC                      Nuclear Regulatory Commission
Oglethorpe               Oglethorpe Power Corporation
PURPA                    Public Utility Regulatory Policies Act
RUS                      Rural Utilities Service, formerly known as the Rural
                         Electrification  Administration
SEPA                     Southeastern Power Administration
SONOPCO                  Southern Nuclear Operating Company
TIER                     Times Interest Earned Ratio
TVA                      Tennessee Valley Authority

                                     PART I

ITEM 1. BUSINESS

                          OGLETHORPE POWER CORPORATION

GENERAL

      Oglethorpe Power Corporation (An Electric Membership Generation & Transmission Corporation) ("Oglethorpe") is an electric generation and transmission cooperative ("G&T") incorporated in 1974 in the State of Georgia. It is headquartered in metropolitan Atlanta. Oglethorpe is entirely owned by its 39 retail electric distribution cooperative members (the "Members"), who, in turn, are entirely owned by their retail consumers. Oglethorpe is the largest G&T in the United States in terms of operating revenues, assets, kilowatt-hour ("kWh") sales and, through the Members, consumers served. It is one of the ten largest electric utilities in the United States in terms of land area served. Oglethorpe has approximately 500 full-time and 40 part-time employees.

      As with cooperatives generally, Oglethorpe operates on a not-for-profit basis. Oglethorpe's principal business is providing wholesale electric service to the Members. The Members are local consumer-owned distribution cooperatives providing retail electric service on a not-for-profit basis. In general, the membership of the distribution cooperative Members consists of residential, commercial and industrial consumers within specific geographic areas. The Members serve approximately 1.1 million electric consumers (meters) representing a total population of approximately 2.5 million people.

MEMBER CONTRACTS

      Each Member currently purchases capacity and energy from Oglethorpe pursuant to a long-term, "all-requirements" wholesale power contract between Oglethorpe and the Member (each a "Wholesale Power Contract" and collectively the "Wholesale Power Contracts"). The existing Wholesale Power Contracts have a term ending December 31, 2025 and continue thereafter until terminated by three years' written notice by Oglethorpe or the respective Member. Each Wholesale Power Contract provides that, except for power purchased from the Southeastern Power Administration ("SEPA"), Oglethorpe shall sell and deliver to the Member, and the Member shall purchase and receive from Oglethorpe, all electric capacity and energy that the Member requires for the operation of its system to the extent that Oglethorpe has capacity and energy and facilities available. Oglethorpe supplies the capacity and energy requirements of the Members from a combination of owned and leased generating plants and from power purchased under long-term contracts with other power suppliers, principally Georgia Power Company ("GPC"), a wholly owned subsidiary of The Southern Company. In 1994, the aggregate SEPA allocation to the Members was 542 megawatts ("MW") plus associated energy, representing approximately 14% of total Member peak demand and approximately 6% of total Member energy requirements. The amount of capacity and energy available from SEPA is not expected to increase in an amount sufficient to serve a material portion of the projected growth in the Members' requirements. (See "Member Demand and Energy Requirements" herein and "THE MEMBERS OF OGLETHORPE--Contracts with SEPA".)

      The Oglethorpe Board of Directors has authorized the study of three options which would alter the existing contractual relationships between Oglethorpe and the Members. The first is a study of the feasibility of changing the existing "all-requirements" Wholesale Power Contract to allow a Member to meet some portion of its future capacity and energy requirements with dispersed generation. Oglethorpe's analysis indicates some economies may be available to Oglethorpe and the Members through a small amount of Member-owned dispersed generation. Dispersed generation units could be installed by the Members to maintain reliability of electric service during emergencies on a Member's distribution system or to serve specific customer needs.

      Some of Oglethorpe's Members have installed small diesel generating units. The aggregate capacity of these units amounts to approximately 1% of Oglethorpe's total capacity requirements. During the 1994 Summer season, some of these units were operated. The Members involved have given Oglethorpe written assurances that the manner of operation was not in violation of the existing Wholesale Power Contracts.

      The second option is a study of the desirability of changing the existing Wholesale Power Contract to allow a Member to elect to meet its future power requirements above current levels either from Member-owned generation, through purchases from Oglethorpe or from other power suppliers. The Members who select this option would be responsible for some or all of their future power requirements, but would be required to continue to purchase capacity and energy from Oglethorpe's existing plants, committed generating projects and existing power supply contracts.

     The third option involves the development of specific implementation procedures for the existing bylaw provision that grants a Member the right to withdraw from membership in Oglethorpe upon satisfying certain conditions. These conditions include, but are not limited to, satisfying or making adequate provisions for satisfying the Member's obligations under its Wholesale Power Contract. Oglethorpe is considering a contract by which a Member could withdraw if they continued to purchase all capacity and related energy from Oglethorpe's existing plants, committed generating projects and existing power supply contracts.

      The Board of Directors will review the findings of the studies and determine what changes, if any, to make in the existing Wholesale Power Contracts. Any changes would have to be approved by Oglethorpe's Board of Directors and the Rural Utilities Service ("RUS"), formerly known as the Rural Electrification Administration ("REA"). New contracts would have to be executed by each Member desiring such changes.

      The results of the studies and any action Oglethorpe and the Members might take based thereon cannot be predicted at this time. However, assuming all three options are made available to the Members, one or more Members may choose to pursue each option. Under any of these three options, the Members must maintain responsibility for their current obligations to Oglethorpe. Therefore, Oglethorpe's future revenues associated with the Members' current obligations would be unaffected. However, to the extent the Members choose to secure their projected load growth from sources other than Oglethorpe, the growth in Oglethorpe's revenues would decrease as would the related expenses.

      Cobb EMC, Snapping Shoals EMC, and Walton EMC, three Members of Oglethorpe representing a significant portion of Oglethorpe's future load growth, have reported that they are considering withdrawing from membership in Oglethorpe. They have also reported that they have initiated a feasibility study of, among other things, separating from Oglethorpe by acquiring their pro rata shares of Oglethorpe's assets and either paying or assuming their corresponding portions of Oglethorpe's indebtedness. The RUS Administrator has advised Oglethorpe and the three Members that RUS does not believe the asset acquisition approach is feasible and suggested the parties focus on the three options described above. Likewise, Oglethorpe's analysis indicates a lack of feasibility of the asset acquisition concept, and, accordingly, the Oglethorpe Board of Directors has not directed management to study this alternative.

MEMBER DEMAND AND ENERGY REQUIREMENTS

      The following table shows the aggregate peak demand and energy requirements of the Members for the years 1992 through 1994 and also shows the amounts of such requirements supplied by Oglethorpe and SEPA. For the years 1992 through 1994, demand and energy requirements increased at an average annual compound growth rate of 0.9% and 5.4%, respectively.

                                 DEMAND (MW)                        ENERGY REQUIREMENTS (MWH)
                ---------------------------------------------  ------------------------------------
                   TOTAL                                         TOTAL
                 REQUIRE-      SUPPLIED BY      SUPPLIED BY    REQUIRE-   SUPPLIED BY   SUPPLIED BY
                 MENTS(1)     OGLETHORPE(2)       SEPA(3)        MENTS    OGLETHORPE(2)   SEPA(3)
                -----------  ---------------  ---------------  ---------  ------------  -----------
1992..........       3,865          3,323              542     15,562,495  14,466,943    1,095,552
1993..........       4,283          3,736              542     17,313,313  16,253,283    1,060,030
1994..........       3,938          3,396              542     17,278,812  16,285,127      993,685

------------------------
(1) System peak demand of the Members measured at the Members' delivery points (net of system losses). The reduction in peak demand in 1994 was due to a hotter than normal summer in 1993 and a milder than normal summer in 1994.

(2)  Includes purchased power. (See "THE POWER SUPPLY SYSTEM--Power Sales to and
     Purchases  from  GPC--POWER  PURCHASE  ARRANGEMENTS"  and  "--Other   Power
     Purchases".)

(3) Supplied by SEPA through existing contracts with the Members. (See "THE MEMBERS OF OGLETHORPE--Contracts with SEPA".)

      In 1994, Cobb EMC and Jackson EMC each accounted for approximately 10% of Oglethorpe's total revenues.

      SEASONAL VARIATIONS

      The demand for energy by the Members is influenced by seasonal weather conditions. Historically, Oglethorpe's peak demand occurs during the months of June through September. (See "Electric Rates" herein.) During 1992 through 1994, however, Oglethorpe's rate structure was designed to cause capacity revenues, which include margins, to remain relatively level throughout the year. These capacity charges, which were based on the prior year annual peak demands, did not fluctuate based on a Member's usage during a given year. As of January 1, 1995, Oglethorpe implemented two additional capacity rate options, based on current year billing determinants, which do fluctuate based on Member's usage during the year. The two new options were selected by 11 of the 39 Members from which Oglethorpe receives about 50% of its capacity revenues. Energy revenues track energy costs as they are incurred and also fluctuate month to month.

      DEMAND MANAGEMENT

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

ELECTRIC RATES

      Each Member  is  required  to  pay  Oglethorpe  for  capacity  and  energy furnished under its Wholesale Power Contract in accordance with rates established by Oglethorpe. Oglethorpe reviews its rates at such intervals as it deems appropriate but is required to do so at least once every year. Oglethorpe is required to revise its rates as necessary so that the revenues derived from such rates will be sufficient, but only sufficient, with its revenues from all other sources to pay operating and maintenance costs, the cost of purchased power, the cost of transmission services, and principal and interest on all indebtedness (including capital lease obligations) of Oglethorpe and to provide for the establishment and maintenance of reasonable reserves. Rates are also required to be established so as to enable Oglethorpe to comply with all requirements (including coverage ratios) under the Consolidated Mortgage and Security Agreement dated as of September 1, 1994 (the "RUS Mortgage") among Oglethorpe, as mortgagor, and the United States of America acting through the Administrator of RUS, CoBank, ACB, formerly known as the National Bank for Cooperatives ("CoBank"), Credit Suisse, acting by and through its New York Branch ("Credit Suisse"), and Trust Company Bank ("Trust Company"), as trustee under certain pollution control bond indentures identified in the RUS Mortgage. (See "General--RATES AND FINANCIAL COVERAGE REQUIREMENTS" in Item 7.)

      Oglethorpe's current monthly rate for electric service for capacity and energy delivered to each Member includes energy charges that recover fuel and variable operation and maintenance costs, adjusted semiannually to assure full recovery of such costs, and capacity charges. The rate also includes a provision to reflect the amortization of the deferred margins accumulated from 1985 through 1994, which amounts will be fully amortized by the end of 1996. (See
Note 1 of Notes to Financial Statements in Item 8.) Oglethorpe's rate policy provides for a number of separate rates for certain qualified consumer loads, which are designed to have a favorable impact on the Members' competitiveness for certain new commercial and industrial loads. (See "THE MEMBERS OF OGLETHORPE--Service Area and Competition".)

      Oglethorpe's rates, as established by its Board of Directors, are subject to review and approval by RUS. Oglethorpe is required under the RUS Mortgage to implement rates designed to maintain a Times Interest Earned Ratio ("TIER") of not less than 1.05, a Debt Service Coverage Ratio ("DSC") of not less than 1.0 and an Annual Debt Service Coverage Ratio ("ADSCR") of not less than 1.25. Oglethorpe has always met or exceeded the TIER, DSC and ADSCR requirements of the RUS Mortgage. Oglethorpe's current policy is to set rates to meet a TIER of 1.07 in 1995, 1.08 in 1996, 1.09 in 1997 and 1.10 in 1998 and
thereafter.  (See "General--RATES AND FINANCIAL COVERAGE REQUIREMENTS" in Item
7.)

      The Wholesale Power Contracts provide that no rate revision shall be effective unless approved by RUS, but such rate revisions are not subject to the approval of any other Federal or state agency or authority, including the Georgia Public Service Commission (the "GPSC"). To date, RUS has not reduced or delayed the effectiveness of any rate increase proposed by Oglethorpe.

      For information regarding future rates, see "General--RATES AND FINANCIAL COVERAGE REQUIREMENTS" and "Results of Operations--FACTORS AFFECTING FUTURE FINANCIAL PERFORMANCE" in Item 7.

CERTAIN FACTORS AFFECTING THE UTILITY INDUSTRY IN GENERAL

      The electric utility industry is becoming increasingly competitive as a result of deregulation, competing energy suppliers, technologies, and other factors. The Energy Policy Act of 1992 (the "Energy Policy Act") amended the Federal Power Act and the Public Utility Holding Company Act to allow for increased competition among wholesale electric suppliers and increased access to transmission services by such suppliers. The new competitive environment is subject to rapidly evolving regulatory policy at both the federal and state level, which is based on a shift to a market-driven environment from a regulated
one.   Significant developments at  the Federal Energy  Regulatory Commission
("FERC") and  in state  commissions are  expected to continue  to clarify  the
policy and regulatory  framework   for  increased   competition.  (See   "THE
MEMBERS   OF OGLETHORPE--Service Area and Competition".)

      A number of other significant factors have affected the operations of electric utilities. They include the cost of fuel for the generation of electric energy, recovery of the cost of existing facilities, fluctuating rates of load growth, the effects of conservation and energy management on the use of electric energy and compliance with environmental and other governmental regulations.

      All of the factors mentioned above present an increasing challenge to companies in the electric utility industry, including Oglethorpe and the Members, to reduce costs, improve the management of resources and respond to the changing environment. (See "THE POWER SUPPLY SYSTEM--General", "--Future Power Resources" and "--Environmental and Other Regulations".)

RELATIONSHIP WITH GPC

      Oglethorpe's relationship with GPC is a significant factor in several aspects of Oglethorpe's business. GPC is Oglethorpe's principal supplier of purchased power, and Oglethorpe is one of GPC's largest customers. In 1994, Oglethorpe derived 8% of its total revenues from sales to GPC, making GPC one of Oglethorpe's largest customers. Substantially all of Oglethorpe's generating facilities were purchased at various stages of construction from GPC and were constructed and are now operated by GPC. Oglethorpe is the construction and operating agent for the Rocky Mountain Project, a pumped storage hydroelectric facility ("Rocky Mountain"), in which it acquired an interest from GPC. Oglethorpe purchases coordination services from GPC to schedule its power resources and its off-system purchases and sales. Oglethorpe, through the Members, is one of GPC's principal competitors in the State of Georgia for electric service to new customers that have a choice of supplier under the Georgia Territorial Electric Service Act (the "Territorial Act"). Likewise, GPC is the principal competitor of the Members for such customers. Oglethorpe and GPC also own transmission facilities that are part of the Integrated Transmission System (the "ITS"). GPC provides system operator services and performs most of the required maintenance of Oglethorpe's transmission facilities. GPC and Oglethorpe are parties to an agreement that makes allowance for the joint planning of future generation and transmission facilities. For further information regarding the various relationships and agreements with GPC, see "THE MEMBERS OF OGLETHORPE--Service Area and Competition", "THE POWER SUPPLY SYSTEM--General", "--Fuel Supply", "--Power Sales to and Purchases from GPC", "--Future Power Resources--ROCKY MOUNTAIN", "--Transmission and Other Power System Arrangements", "CO-OWNERS OF THE PLANTS AND THE PLANT AND

TRANSMISSION AGREEMENTS--Co-Owners of the Plants--GEORGIA POWER COMPANY", "--The Plant Agreements", "--Agreements Relating to the Integrated Transmission System", and "--The Joint Committee Agreement".

RELATIONSHIP WITH RUS

      Federal loan programs administered by RUS have provided the principal source of financing for electric cooperatives. Direct loans from RUS have been a major source of funding for the Members, while loans guaranteed by RUS and made by the Federal Financing Bank ("FFB") have been a major source of funding for Oglethorpe. Through provisions of the RUS Mortgage, RUS exercises substantial control and supervision over Oglethorpe in such areas as accounting, the issuance of secured indebtedness, rates and charges for the sale of power, construction and acquisition of facilities, and the purchase and sale of power.

      In October 1994, the Secretary of Agriculture substantially reorganized the Department of Agriculture. The electric and telephone loan programs administered by the Rural Electrification Administration were transferred to the newly created RUS, and the Rural Electrification Administration was abolished. This reorganization did not change the provisions of the electric loan program and thus has had no significant effect on Oglethorpe or its Members.

      In recent years, there have been legislative, administrative and budgetary initiatives intended to reduce or, in some cases, eliminate federal funding for electric cooperatives. In addition, the RUS loan and guarantee programs have been characterized by the imposition of increasingly problematic terms and conditions and extended delays in access to necessary funding.

      The President's budget for fiscal year 1996 proposes to set the level of funding for the 100% guarantee program at $400 million, which if sustained at that level in future years would not likely provide adequate funding for the transmission and power supply needs of RUS borrowers. Congress historically has increased Administration-proposed lending levels to those necessary to meet borrower demand. Notwithstanding historical practices, the future cost, availability and magnitude of RUS-guaranteed loans cannot be predicted. See "THE MEMBERS OF OGLETHORPE--Members' Relationship with RUS" for a discussion of the impact of the budget proposal on the direct loan program.

      RUS continues to reevaluate its regulatory and lending relationship with its borrowers through what it has described as a comprehensive rule-making project. The purpose of the project is to improve the credit-worthiness of loans made or guaranteed by RUS. In addition to adopting new rules regulating policies and procedures for insured and guaranteed loans and lien accommodations, RUS has published a proposed rule describing a new form of wholesale power contract and a new standard form of mortgage for distribution borrowers. In advance notices of proposed rule-makings, RUS also has requested suggestions for revisions to its standard form of mortgage for power supply borrowers and comments on proposals for credit support for loans to power supply borrowers. These rule-makings continue to take many months or years to complete and the outcome of these various rule-making initiatives, whether others may be forthcoming, whether any of such rule-making initiatives may achieve the objectives stated by RUS, or the extent to which such initiatives may affect Oglethorpe or the Members cannot be predicted.

                           THE MEMBERS OF OGLETHORPE

SERVICE AREA AND COMPETITION

      The Members are identified in Item 10(a) of this Report and include 39 of the 42 electric distribution cooperatives in the State of Georgia. The Members serve approximately 1.1 million electric consumers (meters) representing a total population of approximately 2.5 million people. The Members serve a region covering approximately 40,000 square miles, which is approximately 70% of the land area of Georgia served by the owners of the ITS, encompassing 150 of the State's 159 counties. Sales by the Members in 1994 amounted to approximately
16.4 million megawatt-hours ("MWh"), with 72% to residential consumers, 26% to commercial and industrial consumers and 2% to other consumers. No single consumer of any Member constituted more than 1% of the Members' aggregate sales in 1994. The Members are the principal suppliers for the power needs of rural Georgia. While the Members do not serve any major cities, portions of their service territories are in close proximity to urban areas and are experiencing growth due to the expansion of urban areas, including metropolitan Atlanta, into suburban areas and the growth of suburban areas into neighboring rural areas. The Members have experienced average annual compound growth rates from 1992 through 1994 of 6.0% in number of consumers, 7.3% in MWh sales and 9.5% in electric revenues.

      The Territorial Act regulates the service rights of all retail electric suppliers in the State of Georgia. Pursuant to the Territorial Act, the GPSC assigned substantially all areas in the State to specified retail suppliers; however, the Territorial Act permits competition among electric suppliers for new retail loads of 900 kilowatts or more outside existing municipal limits. Except for these 900-kilowatt loads, the Members have the exclusive right to provide retail electric service in their respective assigned territories, which are predominately outside of municipal limits. The GPSC may not reassign territory or transfer service except in limited circumstances provided by the Territorial Act. The GPSC may transfer service for specific premises only: (i) upon a determination by the GPSC, after joint application of electric suppliers and proper notice and hearing, that the public convenience and necessity require a transfer of service from one electric supplier to another; or (ii) upon a finding by GPSC, after proper notice and hearing, that an electric supplier's service to a premise is not adequate or dependable or that its rates, charges, service rules and regulations unreasonably discriminate in favor of or against the consumer utilizing such premises and the electric utility is unwilling or unable to comply with an order from GPSC regarding such service. The GPSC may reassign territory only if it determines that an assignee electric supplier has breached the tenets of public convenience and necessity.

      As referenced above, the Territorial Act allows the owner of any new facility located outside of existing municipal limits and having a connected demand upon initial full operation of 900 kilowatts or greater to receive electric service from the retail supplier of its choice. The Members, with Oglethorpe's support, are actively engaged in competition with other retail electric suppliers for these new industrial and commercial loads. The number of commercial and industrial loads served by the Members has increased in recent years. While the competition for 900-kilowatt loads represents only limited competition in Georgia, retail competition in the electric utility industry is currently rare and this competition has given Oglethorpe and the Members the opportunity to develop resources and strategies to operate in an increasingly competitive market.

      From time to time, utilities may be approached by other parties interested in purchasing their systems. Some of the Members have been approached in the past by third parties indicating an interest in purchasing their systems. The Wholesale Power Contract between Oglethorpe and each Member provides that no Member may reorganize, consolidate or merge, or sell, lease or transfer all or a substantial portion of its assets (or make any agreement therefor), so long as Oglethorpe has notes outstanding to RUS and the FFB, without first paying such portion of any such outstanding notes as may be determined by Oglethorpe with the prior written consent of RUS and otherwise complying with such reasonable terms and conditions as Oglethorpe and RUS may require. The enforceability of the RUS form of wholesale power contract has been consistently upheld by the courts in several jurisdictions. In addition, RUS has stated its policy that it will not encourage or facilitate the buyout of borrowers by third parties and that it will expect cooperative distribution utilities to retire a proportionate share of the associated G&T indebtedness and to pay other appropriate costs and expenses of the G&T as a condition of a buyout.

COOPERATIVE STRUCTURE

      The Members operate their systems on a not-for-profit basis. Accumulated margins derived after payment of operating expenses and provision for depreciation constitute patronage capital of the consumers of the Members. Refunds of accumulated patronage capital to the individual consumers may be made from time to time subject to limitations contained in mortgages between the Members and RUS or loan documents with other lenders. The RUS mortgages generally prohibit such distributions unless, after any such distribution, the Member's total equity will equal at least 40% of its total assets, except that distributions may be made of up to 25% of the margins and patronage capital received by the Member in the preceding year. As a general matter, the Members that borrow from RUS distribute accumulated patronage capital from time to time subject to their respective financial policies and in conformity with their respective RUS mortgages. (See "Members' Relationship With RUS" herein.)

      Oglethorpe is a membership corporation, and the Members are not subsidiaries of Oglethorpe. Except with respect to the obligations of the Members under each Member's Wholesale Power Contract with Oglethorpe and Oglethorpe's rights under such contracts to receive payment for power and energy supplied, Oglethorpe has no legal interest in, or obligations in respect of, any of the assets, liabilities, equity, revenues or margins of the Members. (See "OGLETHORPE POWER CORPORATION--Member Contracts".) The revenues of the Members are not pledged as security to Oglethorpe but are the source from which moneys are derived by the Members to pay for power supplied by Oglethorpe under the Wholesale Power Contracts. Revenues of the Members that borrow from RUS are, however, pledged under the respective RUS mortgages of the Members.

RATE REGULATION OF MEMBERS

      Through provisions in the loan documents securing loans to the Members, RUS exercises control and supervision over the Members that borrow from it in such areas as: (i) accounting; (ii) borrowings; (iii) rates and charges for the sale of power; (iv) construction and acquisition of facilities; and (v) the purchase and sale of power. The individual RUS mortgages of the Members require them to design rates with a view to maintaining an average TIER of not less than
1.50 and an average DSC of not less than 1.25 for the two highest out of every three successive years.

      Snapping Shoals EMC in 1994 and Mitchell EMC in 1995 prepaid their RUS indebtedness and are no longer RUS borrowers. Cobb EMC and Walton EMC have applied to RUS to prepay their RUS indebtedness and it is likely that other Members will also pursue this option. Snapping Shoals EMC and Mitchell EMC now have financial and other requirements under their loan documents with the National Rural Utilities Cooperative Finance Corporation ("CFC").

      Although the setting of the rates of the Members is not subject to approval of any Federal or state agency or authority other than RUS, the Territorial Act prohibits the Members from unreasonable discrimination in the setting of rates, charges, service rules or regulations and requires the Members to obtain GPSC approval of long-term borrowings.

CONTRACTS WITH SEPA

      In addition to energy received from Oglethorpe under the Wholesale Power Contracts, the Members purchase hydroelectric power under contracts with SEPA. In 1994, the aggregate SEPA allocation to the Members was 542 MW plus associated energy, representing approximately 14% of total Member peak demand and approximately 6% of total Member energy requirements. (See "OGLETHORPE POWER CORPORATION--Member Contracts" and "--Member Demand and Energy Requirements" and the table thereunder.)

      On December 8, 1994, SEPA issued its final Power Marketing Policy for the Georgia - Alabama - South Carolina System of Projects. This policy will govern the renewal of SEPA's contracts with the Members. There were no significant changes in this final marketing policy and the Members' allocation of capacity and energy remained unchanged.

      SEPA has contracted with The Southern Company for scheduling and dispatching services for SEPA's generating projects in Georgia and Alabama and for transmission services to certain preference customers. During 1994, SEPA began negotiating revised arrangements for these services. Originally scheduled for renewal on May 31, 1994, SEPA extended the term of the Members' contracts until January 31, 1995, with a provision automatically to extend one month at a time thereafter until negotiations with The Southern Company are completed. In the event negotiations are not successful, an order may be sought from FERC requiring the provision of these services at just and reasonable rates.

      The President's Budget proposal for fiscal year 1996 includes a proposal to privatize four of the five federal power marketing administrations. Under the proposal, legislation would be proposed to privatize SEPA in 1997. The President's proposal would protect customers from significant rate increases. Legislation would also be proposed to allow proceeds from this proposed sale to be counted as offsets to spending under the Balanced Budget and Deficit Control Act of 1985. The ultimate outcome of this proposal in Congress cannot be predicted with certainty.

MEMBERS' RELATIONSHIP WITH RUS

      Federal loan programs providing direct loans from RUS to electric cooperatives have been a major source of funding for the Members. Recent changes and proposals for further changes have made the direct loan program administered by RUS more costly. Uncertainties continue about the level of funding available under the RUS loan program. The Rural Electrification Loan Restructuring Act of 1993 eliminated the long-standing 5% loan program and substituted a new program, the interest rates for which are based on rates being paid on municipal bonds with comparable maturities. Certain borrowers with either low consumer density or higher-than-average rates and lower-than-average consumer income have a 7% cap on interest rates. The President's budget proposal for fiscal year 1996 includes a proposal to remove this 7% cap. The outcome of this budget proposal and the future cost, availability and amount of RUS direct and guaranteed loans cannot be predicted.

      For further information regarding the RUS program, see "OGLETHORPE POWER CORPORATION-- Relationship with RUS".

                            THE POWER SUPPLY SYSTEM

GENERAL

      Oglethorpe supplies the current capacity and energy requirements of the Members from a combination of owned and leased generating plants and power purchased under long-term contracts with other power suppliers. These resources are scheduled and dispatched so as to minimize the operating cost of Oglethorpe's system. In addition, Oglethorpe purchases and sells capacity and energy in the bulk power market to make the best use of its resources and thus minimize the cost of capacity and energy delivered to the Members.

      The following table sets forth certain information with respect to the generating facilities in which Oglethorpe currently has ownership or leasehold interests, all of which are in commercial operation except for Rocky Mountain, which is under construction and expected to be in commercial operation by the Summer of 1995. The Edwin I. Hatch Plant ("Plant Hatch"), the Hal B. Wansley Plant ("Plant Wansley"), the Alvin W. Vogtle Plant ("Plant Vogtle") and the Robert W. Scherer Units No. 1 and No. 2 ("Scherer Units No. 1 and No. 2") are co-owned by Oglethorpe, GPC, the Municipal Electric Authority of Georgia ("MEAG") and the City of Dalton ("Dalton"). GPC is the operating agent for each of these plants, except Rocky Mountain. Rocky Mountain is co-owned by Oglethorpe and GPC, and Oglethorpe is the construction and operating agent. Oglethorpe is the sole owner of the Tallassee Project at the Walter W. Harrison Dam ("Tallassee"). (See "CO-OWNERS OF THE PLANTS AND THE PLANT AND TRANSMISSION AGREEMENTS--The Plant Agreements".)

                                                                               OGLETHORPE'S
                                                                              SHARE OF NAME-     COMMERCIAL        LICENSE
                                                  TYPE OF      PERCENTAGE     PLATE CAPACITY      OPERATION      EXPIRATION
                                                   FUEL        INTEREST(1)         (MW)             DATE            DATE
                                                -----------  ---------------  ---------------  ---------------  -------------
FACILITIES IN SERVICE:
Plant Hatch (near Baxley)
 Unit No. 1                                        Nuclear             30            243.0             1975            2014
 Unit No. 2                                        Nuclear             30            246.0             1979            2018
Plant Vogtle (near Waynesboro)
 Unit No. 1                                        Nuclear             30            348.0             1987            2027
 Unit No. 2                                        Nuclear             30            348.0             1989            2029
Plant Wansley (near Carrollton)
 Unit No. 1                                           Coal             30            259.5             1976             N/A(3)
 Unit No. 2                                           Coal             30            259.5             1978             N/A(3)
 Combustion Turbine                                    Oil             30             14.8             1980             N/A(3)
Plant Scherer (near Forsyth)
 Unit No. 1                                           Coal             60            490.8             1982             N/A(3)
 Unit No. 2                                           Coal             60            490.8             1984             N/A(3)
Tallassee (near Athens)                              Hydro            100              2.1             1986            2023
                                                                                   -------

      Total in Service                                                             2,702.5

FACILITIES UNDER CONSTRUCTION:
Rocky Mountain                                      Pumped
 (near Rome)                                       Storage             75(2)         635.9             1995            2027
                                                     Hydro
                                                                                   -------

      Total Ownership                                                              3,338.4
                                                                                   -------
                                                                                   -------

------------------------------

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

      Upon completion of Rocky Mountain, Oglethorpe will own or lease 1,500.6 MW of coal-fired capacity, 1,185 MW of nuclear-fueled capacity, an estimated 635.9 MW of pumped storage hydroelectric capacity, 14.8 MW of oil-fired combustion turbine capacity and 2.1 MW of conventional hydroelectric capacity.

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

PLANT PERFORMANCE

      The following table sets forth certain operating performance information of each of the major generating facilities in which Oglethorpe currently has ownership or leasehold interests, except for Rocky Mountain which is not yet in commercial operation:

                                      EQUIVALENT AVAILABILITY(1)                CAPACITY FACTOR(2)
                                 ------------------------------------  -------------------------------------
Unit                                1994         1993         1992        1994         1993         1992
-------------------------------  -----------  -----------  ----------  -----------  -----------  -----------

Plant Hatch
 Unit No. 1                              84%          76%         95%          85%          77%          95%
 Unit No. 2                              78           75          70           79           75           70
Plant Vogtle
 Unit No. 1                              86           85          96           86           86           96
 Unit No. 2                              91           87          80           91           87           80
Plant Wansley
 Unit No. 1                              92           88          92           62           71           76
 Unit No. 2                              88           90          92           58           73           77
Plant Scherer
 Unit No. 1                              97           88          95           64           36           17
 Unit No. 2                              85           95         100           60           37           29

------------------------

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

      Although Plant Scherer is designed for base load operation, it has primarily operated in peaking service due to the historically higher cost of its fuel supply (low-sulfur coal under long-term contracts) relative to the cost of Oglethorpe's other resources. Thus, the capacity factors for Scherer Units No. 1 and No. 2 have been lower than those typical of base loaded units. However, with the acquisition of lower cost low-sulfur coal from the western United States, utilization of Scherer Units No. 1 and No. 2 was higher in 1994. Oglethorpe's management anticipates continued higher utilization of Scherer Units No. 1 and No. 2 in the future.

FUEL SUPPLY

      Coal for Plant Wansley is purchased under long-term contracts, which are estimated to be sufficient to provide the majority of the coal requirements of Plant Wansley through 1997, with the remainder being provided through spot market transactions. As of February 28, 1995, there was a 70-day coal supply at Plant Wansley based on nameplate rating.

      Low-sulfur "compliance" coal for Scherer Units No. 1 and No. 2 is purchased under long-term contracts and spot market transactions. As of February 28, 1995, the coal stockpile at Plant Scherer contained a 39-day supply based on nameplate rating. During 1994 Plant Scherer was converted to burn both sub-bituminous and bituminous coals, and a separate stockpile of sub-bituminous coal was built in addition to the stockpile of bituminous coal.

      The Scherer ownership and operating agreements were amended in 1993 to allow each co-owner (i) to dispatch separately its respective ownership interest in conjunction with contracting separately for long-term coal purchases procured by GPC and (ii) to procure separately long-term coal purchases. Pursuant to the amendments, Oglethorpe implemented separate dispatch in 1994. Oglethorpe intends to continue to use GPC as its agent for fuel procurement. The co-owners have negotiated similar amendments to the Plant Wansley Operating Agreement. Upon approval by RUS, Oglethorpe expects to implement separate dispatch at Plant Wansley as well.

      To take advantage of these changes at Plants Scherer and Wansley, Oglethorpe formed a wholly owned subsidiary to acquire rail cars designed for hauling coal from the western coal mining regions. The subsidiary, Black Diamond Energy, Inc., has acquired 231 cars. Oglethorpe has entered into an initial 15-year lease with the subsidiary which obligates Oglethorpe to pay all of the ownership and operating expenses of the subsidiary relating to the leased rail cars during the lease term.

      For information relating to the impact that the Clean Air Act will have on Oglethorpe, see "Environmental and Other Regulations" herein.

      GPC, as operating agent, has the responsibility to procure nuclear fuel for Plants Hatch and Vogtle. GPC has contracted with Southern Nuclear Operating Company ("SONOPCO") to provide nuclear services, including nuclear fuel procurement. SONOPCO employs both spot purchases and long-term contracts to satisfy nuclear fuel requirements. The nuclear fuel supply and related services are expected to be adequate to satisfy current and future nuclear generation requirements.

      Plants Hatch and Vogtle currently have on-site spent fuel storage capacity. Based on normal operations and retention of all spent fuel in the reactor, it is anticipated that existing on-site pool capacity would not be sufficient in 2003 and 2009, respectively, to accept the number of spent fuel assemblies that would normally be removed from the reactor during a refueling. Contracts with the Department of Energy ("DOE") have been executed to provide for the permanent disposal of spent nuclear fuel produced at Plants Hatch and Vogtle. The services to be provided by DOE are scheduled to begin in 1998; however, the DOE has stated that permanent nuclear waste storage facilities will not be available by that date, and it is uncertain when they will be available. If DOE does not begin receiving the spent fuel from Plant Hatch in 2003 or from Plant Vogtle in 2009, alternative methods of spent fuel storage will be needed. One option available is expansion of spent fuel storage at the plant sites. (See "Environmental and Other Regulations" herein for a discussion of the Nuclear Waste Policy Act and Note 1 of Notes to Financial Statements in Item 8 regarding nuclear fuel cost.)

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

POWER SALES TO AND PURCHASES FROM GPC

      A significant portion of Oglethorpe's sales are made to GPC and a significant portion of Oglethorpe's purchased power is obtained from GPC. The following table sets forth a summary of Oglethorpe's electric purchases from and sales to GPC and all other utilities as a group:

                                                          MWH
                                                  --------------------
                                                    1994       1993
                                                  ---------  ---------
SOURCES OF ENERGY:
 Owned or Leased Generation.....................  16,924,038 14,575,920
 Purchased -- GPC...............................   2,632,039  5,198,356
           -- Others............................   1,749,048  2,422,459
                                                  ---------- ----------
           Total Sources........................  21,305,125 22,196,735
                                                  ---------- ----------
                                                  ---------- ----------

DISTRIBUTION OF ENERGY:
 Members........................................  16,285,127 16,253,283
 Non-Members -- GPC.............................   2,140,526  3,432,542
             -- Others..........................   2,067,443  1,617,684
Transmission Losses.............................     812,029    893,226
                                                   ---------  ---------
           Total Distribution...................  21,305,125 22,196,735
                                                  ---------- ----------
                                                  ---------- ----------

      The sales to GPC are made under the GPC Sell-back (as herein defined) and the Coordination Services Agreement (the "CSA"). The purchases from GPC are made under the Block Power Sale Agreement (the "BPSA") and the CSA.

      GPC SELL-BACK

      Pursuant to the contractual arrangements with GPC, Oglethorpe has an obligation to sell to GPC, and GPC has an obligation to buy from Oglethorpe, commencing with the commercial operation of each co-owned unit (other than Rocky Mountain) and extending for various periods, a declining percentage of Oglethorpe's entitlement to the capacity and energy of such unit (the "GPC Sell-back"). The GPC Sell-back has expired in accordance with its terms for all units, except for Unit No. 2 of Plant Vogtle, which will expire at the end of May 1995. For 1994, the GPC Sell-back represented 3% of total energy sales by Oglethorpe. Capacity and energy revenues from the GPC Sell-back represented 4% of Oglethorpe's total revenues in 1994.

      As GPC's entitlement to capacity and energy under the GPC Sell-back has decreased and continues to decrease, Oglethorpe's increased entitlement to the output of each unit has been and will continue to be used to serve its own requirements. The increased costs thereof will be recovered through Member rates and through off-system sales transactions. The historical ability of Oglethorpe to sell power from new units to GPC under the GPC Sell-back while at the same time purchasing power from GPC under lower-cost arrangements has enabled Oglethorpe to moderate the effects of the higher costs associated with new generating units on Oglethorpe's costs of service, and therefore on the rates charged the Members. (See "CO-OWNERS OF THE PLANTS AND THE PLANT AND
TRANSMISSION AGREEMENTS--The Plant Agreements--HATCH, WANSLEY, VOGTLE AND SCHERER", General--HISTORICAL FACTORS AFFECTING FINANCIAL PERFORMANCE in Item 7 and Note 1 of Notes to Financial Statements in Item 8.)

      POWER PURCHASE ARRANGEMENTS

      Oglethorpe currently purchases 1,250 MW of capacity and associated energy from GPC on a take-or-pay basis under the BPSA, which extends through December 31, 2002. The BPSA, along with the Revised and Restated Integrated Transmission System Agreement (the "ITSA") and the CSA, became effective in 1991. Together these agreements enabled Oglethorpe to restructure the way it plans for and meets the Members' power requirements. These agreements have improved Oglethorpe's ability to buy and sell power and transmission services in the bulk power markets. The capacity purchases under the BPSA are from six Component Blocks (as defined in the BPSA), composed of four Component Blocks of 250 MW each (coal-fired units) and two Component Blocks of 125 MW each (combustion turbine units). Although Oglethorpe may not increase its capacity purchases under the BPSA, it may reduce or extend its purchases of one or more Component Blocks upon proper notice to GPC. Oglethorpe has given notice of its intent to reduce one 250 MW Component Block (coal-fired units) effective September 1, 1996 and is currently negotiating a replacement purchase. The capacity in one or more Component Blocks may, however, be less than 250 MW, as the result of scheduled retirement of units or retirements due to force majeure events. All units in the combustion turbine Component Blocks are scheduled to be retired by 2003.

      Under the CSA, GPC provides various control-area services to Oglethorpe. Oglethorpe schedules and directs GPC to dispatch and coordinate power from all of Oglethorpe's generation and purchased power resources through December 31, 1999. The CSA requires Oglethorpe to give GPC one hour's notice in order to schedule any off-system transactions, which will limit Oglethorpe's ability to compete with GPC for short-term energy transactions requiring less than one hour's notice. Oglethorpe may elect to establish its own control area and terminate regulation services under the CSA upon one year's notice to GPC. Upon such termination, the parties will, if necessary, negotiate new service schedules and applicable rates. In order to optimize its use of coordination services, Oglethorpe is currently installing the equipment that would provide Oglethorpe with the capability to operate its own control area.

      For a further discussion of the new power supply arrangements, see "Other Power Purchases", "Future Power Resources", and "Transmission and Other Power System Arrangements" herein, and "CO-OWNERS OF THE PLANTS AND THE PLANT AND TRANSMISSION AGREEMENTS--The Plant Agreements--HATCH, WANSLEY, VOGTLE AND SCHERER".

OTHER POWER PURCHASES

      Oglethorpe has entered into power purchase contracts with Entergy Power, Inc. ("EPI") and Big Rivers Electric Corporation ("Big Rivers"), each for the purchase of 100 MW, extending through June and July 2002, respectively. The availability of capacity under the EPI contract is dependent on the availability of two specific generating units available to EPI. The Tennessee Valley Authority ("TVA") provides the transmission service to deliver the power from the Big Rivers electric system to the ITS. TVA and Southern Company Services, as agent for Alabama Power Company and Mississippi Power Company, provide the transmission service necessary to deliver the power from EPI to the ITS. (See "Transmission and Other Power System Arrangements" herein and Note 9 of the Financial Statements in Item 8.)

      In 1992, Oglethorpe entered into a contract for the purchase of approximately 300 MW of capacity (subject to change annually by a demonstrated capacity test) with Hartwell Energy Limited Partnership ("Hartwell"), a partnership owned 50% by Destec Energy, Inc. and 50% by American National Power, Inc., a subsidiary of National Power, PLC. Commercial operation of the facility began in April 1994. The contract will expire in April 2019. Oglethorpe intends to use the units for peaking capacity but has the right fully to dispatch the units.

      In addition to the purchases from GPC, Big Rivers and EPI, Oglethorpe also purchases small amounts of capacity and energy from "qualifying facilities" under the Public Utility Regulatory Policies Act of 1978 ("PURPA"). Under a waiver order from FERC, Oglethorpe will make all purchases the Members would have otherwise been required to make under PURPA and Oglethorpe was relieved of its obligation to sell certain services to "qualifying facilities" so long as the Members make those sales. Oglethorpe provides the Members with the necessary services to fulfill these sale obligations. Purchases by Oglethorpe from such qualifying facilities provided 0.4% of Oglethorpe's energy requirements for the Members in 1994.

FUTURE POWER RESOURCES

      Oglethorpe uses an integrated resource planning process to study regularly the need for and feasibility of adding additional generation facilities. This planning process also considers demand-side management options that could be implemented by the Members as well as off-system sales of capacity and energy to optimize the use of Oglethorpe's resources. Oglethorpe's current resources (both owned or leased generation and purchased power) consist predominately of resources that can be best used in base-load operation. As a result, all of Oglethorpe's currently planned resource additions are for peaking capacity. To further optimize the use of its resources, Oglethorpe is seeking to sell certain amounts of base capacity and associated energy and to replace it with the acquisition of peaking capacity when necessary (see "Future Long-Term Power Sales" herein).

      ROCKY MOUNTAIN

      Rocky Mountain is a pumped storage hydroelectric facility with no conventional hydroelectric capability. The facility is designed to consist of three units with a combined nameplate rating of 847.8 MW at maximum head and a FERC-licensed capacity of 760 MW at minimum head. Under optimal operations, the maximum output of the plant will decline steadily over a period of approximately eight hours as the upper reservoir is emptied.

      In 1988, Oglethorpe acquired from GPC an undivided ownership interest in Rocky Mountain. Under the Rocky Mountain ownership arrangement, Oglethorpe, as agent, is responsible for the design, construction and operation of Rocky Mountain.

      The license issued by FERC for Rocky Mountain expires in 2027. Among other conditions, the license requires that construction be completed by June 1, 1996. As of February 28, 1995, Rocky Mountain was approximately 98% complete. All units of Rocky Mountain are currently scheduled to be in commercial operation by the Summer of 1995. Construction at Rocky Mountain is currently on schedule and under budget.

      Under the Ownership Participation Agreement (as hereinafter defined), GPC has not been required to expend any funds for construction of Rocky Mountain
since   December  15,  1988,  and  is   not  required  to  make  any  additional
contributions. Oglethorpe is required to finance and complete Rocky Mountain. (See "Liquidity and Capital Resources" in Item 7.) Each party's undivided interest in Rocky Mountain is equal to the proportion that its respective investment bears to the total investment in Rocky Mountain (excluding each party's cost of funds and ad valorem taxes). (See "CO-OWNERS OF THE PLANTS AND THE PLANT AND TRANSMISSION AGREEMENTS--The Plant Agreements--ROCKY MOUNTAIN".) As of December 31, 1994, Oglethorpe's ownership interest in
Rocky Mountain was approximately 73%. Based on current arrangements, Oglethorpe's ultimate ownership interest in Rocky Mountain is estimated to be approximately 75%, with GPC owning the remaining 25%.

      OTHER FUTURE RESOURCES

      In its current integrated resource plan, Oglethorpe has identified a potential need for additional peaking capacity in the late 1990s. Oglethorpe has agreed to purchase from Florida Power Corporation 50 MW of peaking capacity during the Summer of 1997 and 275 MW of peaking capacity during the Summer of 1998. In 1993, Oglethorpe issued a Request for Proposals for the purchase of up to 600 MW of long-term peaking capacity to be available by June 1, 1999. Oglethorpe is reviewing the proposals it received in 1994. From the responses (which proposed almost 26,000 MW of peaking capacity), Oglethorpe has selected a short list of suppliers that best meet its future capacity needs on the basis of price, risk, and flexibility. Oglethorpe is negotiating with these companies and expects to award final contracts in late 1995 or early 1996.

TRANSMISSION AND OTHER POWER SYSTEM ARRANGEMENTS

      Oglethorpe owns approximately 2,230 miles of transmission line and 420 substations of various voltages. Oglethorpe provides power and energy to the Members through the ITS consisting of transmission system facilities owned by Oglethorpe, GPC, MEAG and Dalton. As a result of its participation in the ITS, Oglethorpe is entitled to use any of the transmission facilities included in the system, regardless of ownership. Oglethorpe's rights and obligations with respect to the system are governed by the ITSA. (See "Power Sales to and Purchases from GPC--POWER PURCHASE ARRANGEMENTS" herein and "CO-OWNERS OF THE PLANTS AND
THE PLANT AND TRANSMISSION AGREEMENTS--Agreements Relating to Integrated Transmission System".)

      In addition to the interconnections available to Oglethorpe through the ITS, Oglethorpe has interconnection, interchange, transmission and/or short-term capacity and energy purchase or sale agreements with over 20 utilities and other power suppliers. The agreements provide variously for the purchase and/or sale of capacity and energy and/or for transmission service. Implementation of such contracts and other off-system transactions are accomplished by the CSA. (See "Power Sales to and Purchases from GPC--POWER PURCHASE ARRANGEMENTS" herein.) Oglethorpe has purchased from GPC sufficient entitlement to the interface between the ITS and TVA to implement the purchases from Big Rivers and EPI. Oglethorpe regularly buys and sells power in the short-term bulk power market. The development of and access to a statewide transmission network and the interconnections with other utilities are key elements in Oglethorpe's ability to make off-system sales and purchases, to provide transmission service to third parties and to compete in an increasingly competitive market.

FUTURE LONG-TERM POWER SALES

      Oglethorpe has an agreement to sell 100 MW of base capacity to Alabama Electric Cooperative beginning June 1, 1998, and extending through December 31, 2005. Oglethorpe has also submitted bids to various formal and informal solicitations for capacity sales. Whether any such bid will be successful is uncertain.

ENVIRONMENTAL AND OTHER REGULATIONS

      GENERAL

      As is typical in the utility industry, Oglethorpe is subject to Federal, State and local air and water quality requirements which, among other things, regulate emissions of particulate matter, sulfur oxides and nitrogen oxides ("NOx") into the air and discharges of pollutants, including heat, into waters of the United States. Oglethorpe is also subject to Federal, State and local waste disposal requirements which regulate the manner of transportation, storage and disposal of solid and other waste. In general, environmental requirements are becoming increasingly stringent, and further or new requirements may substantially increase the cost of electric service by requiring changes in the design or operation of existing facilities as well as changes or delays in the location, design, construction or operation of new facilities. Failure to comply with these requirements could result in the imposition of civil and criminal penalties as well as the complete shutdown of individual generating units not in compliance. There is no assurance that the units in operation or under construction will always remain subject to the regulations currently in effect or will always be in compliance with future regulations.

      Compliance with environmental standards or deadlines will continue to be reflected in Oglethorpe's capital and operating costs. Oglethorpe's direct capital costs to achieve compliance with environmental requirements are expected to be approximately $2.1 million in 1995, $5.9 million in 1996 and $6.7 million in 1997.

      CLEAN AIR ACT

      The Clean Air Act seeks to improve the ambient air quality throughout the United States. The acid rain provisions of Title IV require the reduction of sulfur dioxide and NOx emissions from affected units, including coal-fired electric power facilities. The sulfur dioxide reductions required by Title IV will be achieved in two phases. Phase I addresses specific generating units named in the Clean Air Act. Both units of Plant Wansley are "affected units" under Phase I. Scherer Units No. 1 and No. 2 are not "affected units" under Phase I but are "affected units" under Phase II. Beginning in 1995, Phase I affected units become subject to the sulfur dioxide emission allowance trading program. Emission allowances are issued by the U.S. Environmental Protection Agency ("EPA"), based on statutory allocations in Phase I and on fossil fuel consumption for affected units from 1985 through 1987 for Phase II. An allowance, which gives the holder the authority to emit one ton of sulfur dioxide during a calendar year, is transferable and can be bought, sold or banked for use in the years following its issuance. Oglethorpe expects to achieve compliance with Phase I through the use of its allowances coupled with switching to lower sulfur coal, a compliance strategy that has required some equipment upgrades at Plant Wansley and may result in unused allowances that can be banked for future use.

      For Phase II, which begins in the year 2000, when total U.S. emissions of sulfur dioxide will be capped at 8.9 million tons, Oglethorpe could use a variety of options for sulfur dioxide compliance, including use of emission allowances (allocated, banked or purchased, if needed), fuel-switching or installation of flue gas desulfurization equipment. Achieving compliance with Phase II has already resulted in some equipment upgrades at Scherer Units No. 1 and No. 2.

      NOx regulations implementing the requirements of Title IV have not yet been finalized. Depending on those NOx rules when finalized, additional expenditures for pollution control equipment may be incurred.

      In general, compliance with the Clean Air Act will require expenditures for monitoring and permitting, and in some instances may involve increased operating or maintenance expenses. Capital expenditures of Oglethorpe through 1994 for pollution control equipment needed to comply with the Clean Air Act at Plant Wansley have been approximately $6.2 million and at Scherer Units No. 1 and No. 2 have been approximately $720,000. The estimated cost of any additional improvements at Plant Wansley and Scherer Units No. 1 and No. 2 will be dependent upon the chosen compliance plan and may be affected by future plan amendments and future regulation. In addition, the final capital cost of improvements and any effect on operating costs will be determined by the compliance plan as finally implemented and any applicable regulatory changes.

      Metropolitan Atlanta is classified as a "serious nonattainment area" with regard to the ozone ambient air quality standards. Title I of the Clean Air Act, under which these standards are promulgated, requires the State of Georgia to conduct specific studies and establish new rules regulating sources of NOx and volatile organic compounds, to achieve attainment of the standards by 1999 and to maintain compliance thereafter. As a required first step, Georgia has issued rules for the application of reasonably available control technology for NOx emissions. Those regulations, however, did not affect Plant Wansley or Scherer Units No. 1 and No. 2, which are not in the Atlanta ozone nonattainment area. Georgia is still performing photochemical grid modeling, however, and as a result may yet promulgate new Title I rules for power plants in the State. Plant Wansley is near the non-attainment area while Plant Scherer is located further away. The results of these studies and new rules could require NOx controls more stringent than those now required for Title IV compliance. Title III of the Clean Air Act Amendments requires that several studies be conducted regarding the health effects of power plant emissions of certain hazardous air pollutants. The studies will be used in making decisions on whether additional controls of these pollutants are necessary. The effect of any of these potential regulatory changes under Titles I or III, including new rules under the amended provisions, cannot now be predicted.

      The Clean Air Act requires EPA to review all National Ambient Air Quality Standards ("NAAQS") periodically, revising such standards as necessary. EPA continues to evaluate the need for a new short-term standard for sulfur oxides (measured as sulfur dioxide). Preliminary results from an EPA study indicate that a new short-term NAAQS for sulfur dioxide might require numerous power plants to install emission controls, perhaps in addition to any required under Title IV of the Clean Air Act. These controls could result in substantial costs to Oglethorpe. Although EPA has evaluated the need and decided for now not to revise the NAAQS for nitrogen dioxides, there is no guarantee that that standard will not be revised in the future. In addition, EPA is updating the criteria document and staff paper for ozone, which could lead to a change in the NAAQS for ozone. EPA is also preparing a criteria document and staff paper for particulate matter, which could lead to a revision of the NAAQS for particulate matter. The impact of any change in the ozone, sulfur dioxide, nitrogen dioxides or particulate matter NAAQS cannot now be determined because the effect of any change would depend in part on the final ambient standards. Congress is considering reopening portions of the Clean Air Act for amendment. The impact of such amendments can not be predicted at this time and will depend on the final legislation and development of any implementing regulations.

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

      For information concerning nuclear insurance, see Note 8 of Notes to Financial Statements in Item 8. For information regarding NRC's regulation relating to decommissioning of nuclear facilities and regarding DOE's assessments pursuant to the Energy Policy Act for decontamination and decommissioning of nuclear fuel enrichment facilities, see Note 1 of Notes to Financial Statements in Item 8.

      OTHER ENVIRONMENTAL REGULATION

      In 1993, EPA issued a ruling confirming the non-hazardous status of coal ash. That ruling may apply, however, only to situations where those wastes are not co-managed, i.e. not mixed with other wastes. Pursuant to court order, EPA has until 1998 to classify co-managed utility wastes as either hazardous or non-hazardous. If the wastes are classified as hazardous, substantial additional costs for the management of such wastes might be required, although the full impact would depend on the subsequent development of requirements pertaining to these wastes.

      Oglethorpe is subject to other environmental statutes including, but not limited to, the Toxic Substances Control Act, the Resource Conservation & Recovery Act ("RCRA"), the Endangered Species Act ("ESA"), the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), and the Emergency Planning and Community Right to Know Act, and to the regulations implementing these statutes. Oglethorpe does not believe that compliance with these statutes and regulations will have a material impact on its operations. Changes to any of these laws, however, could affect many areas of Oglethorpe's operations. Congress is considering amending the ESA and reauthorizing CERCLA and perhaps RCRA. Moreover, Congress is considering regulatory reform legislation that could impact the development and implementation of environmental regulations. Although compliance with new environmental legislation could have a significant impact on Oglethorpe, those impacts cannot be fully determined at this time and would depend in part on the final legislation and the development of implementing regulations.

      The scientific community, regulatory agencies and the electric utility industry are continuing to examine the issues of global warming and the possible health effects of electromagnetic fields. While no definitive scientific conclusions have been reached regarding these issues, it is possible that new laws or regulations pertaining to these matters could increase the capital and operating costs of electric utilities, including Oglethorpe or entities from which Oglethorpe purchases power. In addition, the potential for liability exists from lawsuits that might be brought alleging damages from electromagnetic fields.

      ENERGY POLICY ACT

      The Energy Policy Act allows for increased competition among wholesale electric suppliers and increased access to transmission services by such suppliers. It creates a new class of utilities called Exempt Wholesale Generators ("EWGs"), which are exempt from certain restrictions otherwise imposed by the Public Utility Holding Company Act. The effect of this exemption is to facilitate the development of independent third-party generators potentially available to satisfy utilities' needs for increased power supplies. (See "Future Power Resources--OTHER FUTURE RESOURCES" herein.) Unlike purchases from qualifying facilities under PURPA (see "Other Power Purchases" herein), however, utilities have no statutory obligation to purchase power from EWGs. Furthermore, EWGs are precluded from making direct sales to retail electricity customers.

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


                             NUCLEAR                          COAL-FIRED                PUMPED STORAGE
                 --------------------------------   --------------------------------    --------------
                      PLANT            PLANT             PLANT        SCHERER UNITS          ROCKY
                      HATCH           VOGTLE            WANSLEY       NO. 1 & NO. 2       MOUNTAIN(3)    TOTAL
                 --------------    ---------------    --------------  --------------     -------------   ------
                   %      MW(1)     %       MW(1)      %     MW(1)     %       MW(1)      %     MW(1)    MW(1)
                 ----     -----    ---      -----     ---    -----    ---      -----     ---    -----    -----
Oglethorpe . .    30.0     489     30.0      696     30.0     519    60.0(2)    982     75(4)    636     3,322
GPC. . . . . .    50.1     817     45.7    1,060     53.5     926     8.4       137     25(4)    212     3,152
MEAG . . . . .    17.7     288     22.7      527     15.1     261    30.2       494     --        --     1,570
Dalton . . . .     2.2      36      1.6       37      1.4      24     1.4        23     --        --       120
                 -----   -----    -----    -----    -----   -----   -----     -----    ---       ---     -----
Total. . . . .   100.0   1,630    100.0    2,320    100.0   1,730   100.0     1,636    100       848     8,164
                 -----   -----    -----    -----    -----   -----   -----     -----    ---       ---     -----
                 -----   -----    -----    -----    -----   -----   -----     -----    ---       ---     -----

-----------------------

(1)  Based on nameplate ratings.

(2)  Oglethorpe leases its interest in Scherer Unit No. 2 pursuant to long-term net leases.

(3)  Rocky Mountain is currently under construction and scheduled to be in commercial operation by the Summer of 1995.

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

     MUNICIPAL ELECTRIC AUTHORITY OF GEORGIA

     MEAG, an instrumentality of the State of Georgia, was created for the purpose of providing electric capacity and energy to those political subdivisions of the State of Georgia that owned and operated electric distribution systems at that time. MEAG has entered into power sales contracts with each of 47 cities and one county in the State of Georgia. Such political subdivisions, located in 39 of the State's 159 counties, collectively serve more than 250,000 electric customers.

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

     The Ownership Agreements appoint GPC as agent with sole authority and responsibility for, among other things, the planning, licensing, design, construction, renewal, addition, modification and disposal of Plants Hatch, Vogtle, Wansley and Scherer Units No. 1 and No. 2 and the Scherer Common Facilities. Under the Ownership Agreements, Oglethorpe is obligated to pay a percentage of capital costs of the respective plants, as incurred, equal to the percentage interest which it owns or leases at each plant. GPC has responsibility for budgeting capital expenditures subject to, in the case of Scherer Units No. 1 and No. 2, certain limited rights of the Participants to disapprove capital budgets proposed by GPC and to substitute alternative capital budgets and in the case of Plants Hatch and Vogtle, the right of any co-owner to disapprove large discretionary capital improvements.

     Each Operating Agreement gives GPC, as agent, sole authority and responsibility for the management, control, maintenance, operation, scheduling and dispatching of the plant to which it relates. However, as provided in the recent amendments to the Plant Scherer Ownership and Operating Agreements, Oglethorpe is separately dispatching its ownership share of Scherer Units No. 1 and No. 2. Similar amendments to the Plant Wansley Operating Agreement have been negotiated and, upon approval of RUS, Oglethorpe expects to dispatch separately its ownership share in Plant Wansley. (See "THE POWER SUPPLY SYSTEM--Fuel Supply".) In 1990, the co-owners of Plants Hatch and Vogtle entered into the NMBA which amended the Plant Hatch and Plant Vogtle Ownership and Operating agreements, primarily with respect to GPC's reporting requirements, but did not alter GPC's role as agent with respect to the nuclear plants. In 1993, the co-owners entered into the Amended and Restated NMBA which provides for a managing board (the "Nuclear Managing Board") to coordinate the implementation and administration of the Plant Hatch and Plant Vogtle Ownership and Operating Agreements and provides for increased rights for the co-owners regarding certain decisions and allowed GPC to contract with a third party for the operation of the nuclear units. In connection with the recent amendments to the Plant Scherer Ownership and Operating Agreements, the co-owners of Plant Scherer entered into the Plant Scherer Managing Board Agreement which provides for a managing board (the "Plant Scherer Managing Board") to coordinate the implementation and administration of the Plant Scherer Ownership and Operating Agreements and provides for increased rights for the co-owners regarding certain decisions, but does not alter GPC's role as agent with respect to Plant Scherer.

     The Operating Agreements provide that Oglethorpe is entitled to a percentage of the net capacity and net energy output of each plant or unit equal to its percentage undivided interest owned or leased in such plant or unit, subject to its obligation to sell capacity and energy to GPC as described below. Except as otherwise provided, each party is responsible for a percentage of Operating Costs (as defined in the Operating Agreements) and fuel costs of each plant or unit equal to the percentage of its undivided interest which is owned or leased in such plant or unit. For Scherer Units No. 1 and No. 2 and for Plant Wansley, once the proposed amendments to the Plant Wansley Operating Agreement are effective, each party will be responsible for variable Operating Costs in proportion to the net energy output for its ownership interest, while responsibility for fixed Operating Costs will continue to be equal to the percentage undivided ownership interest which is owned or leased in such unit. GPC is required to furnish budgets for Operating Costs, fuel plans and scheduled maintenance plans subject to, in the case of Scherer Units No. 1 and No. 2, certain limited rights of the Participants to disapprove such budgets proposed by GPC and to substitute alternative budgets.

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

     (See "THE POWER SUPPLY SYSTEM--Proposed Changes to Nuclear Plant Operating Arrangements".)

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

THE JOINT COMMITTEE AGREEMENT

     Oglethorpe, GPC, MEAG and Dalton are parties to a Joint Committee Agreement. In the past, the Joint Committee coordinated the implementation and administration of the various Ownership Agreements and Operating Agreements, the various integrated transmission system agreements, and the various integrated transmission system operation and maintenance agreements among the parties. However, the Nuclear Managing Board has assumed such responsibilities for Plants Hatch and Vogtle, the Plant Scherer Managing Board has assumed such responsibilities for Plant Scherer and an operating committee will assume such responsibilities for Plant Wansley once the proposed amendments to the Plant Wansley Operating Agreement are effective. (See "The Plant Agreements--HATCH, WANSLEY, VOGTLE AND SCHERER" herein.) The Joint Committee Agreement also makes allowance for the joint planning of future transmission and generation facilities.

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

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS Not applicable.

Item 6.  SELECTED FINANCIAL DATA
-------------------------------------------------------------------------------

                                                                           (dollars in thousands)
                                                             1994           1993           1992           1991           1990
OPERATING REVENUES:
   Sales to Members. . . . . . . . . . . . . . .      $   930,875    $   899,720    $   816,000    $   763,657    $   710,607
   Sales to non-Members  . . . . . . . . . . . .          125,207        200,940        268,763        300,293        390,535
                                                      -----------    -----------    -----------    -----------    -----------
   Total operating revenues  . . . . . . . . . .        1,056,082      1,100,660      1,084,763      1,063,950      1,101,142
                                                      -----------    -----------    -----------    -----------    -----------

OPERATING EXPENSES:
   Fuel. . . . . . . . . . . . . . . . . . . . .          203,444        176,342        167,288        165,168        209,971
   Production  . . . . . . . . . . . . . . . . .          132,723        129,972        115,915        130,041        125,506
   Purchased power . . . . . . . . . . . . . . .          227,477        271,970        230,510        229,898        213,311
   Depreciation and amortization . . . . . . . .          131,056        128,060        126,047        135,152        134,021
   Taxes . . . . . . . . . . . . . . . . . . . .           24,741         25,148         19,634         42,422         41,798
   Other operating expenses. . . . . . . . . . .           49,234         44,876         50,578         49,373         41,755
                                                      -----------    -----------    -----------    -----------    -----------
   Total operating expenses. . . . . . . . . . .          768,675        776,368        709,972        752,054        766,362
                                                      -----------    -----------    -----------    -----------    -----------

OPERATING MARGIN . . . . . . . . . . . . . . . .          287,407        324,292        374,791        311,896        334,780
OTHER INCOME, NET  . . . . . . . . . . . . . . .           40,795         38,741         45,928        113,441         94,471
NET INTEREST CHARGES . . . . . . . . . . . . . .         (305,120)      (350,652)      (393,247)      (396,892)      (400,712)
                                                      -----------    -----------    -----------    -----------    -----------
MARGIN BEFORE CUMULATIVE EFFECT OF CHANGE
    IN ACCOUNTING PRINCIPLE  . . . . . . . . . .           23,082         12,381         27,472         28,445         28,539
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
    FOR INCOME TAXES . . . . . . . . . . . . . .               --         13,340             --             --             --
                                                      -----------    -----------    -----------    -----------    -----------
NET MARGIN . . . . . . . . . . . . . . . . . . .      $    23,082    $    25,721    $    27,472    $    28,445    $    28,539
                                                      -----------    -----------    -----------    -----------    -----------
                                                      -----------    -----------    -----------    -----------    -----------

ELECTRIC PLANT, NET:
   In service. . . . . . . . . . . . . . . . . .      $ 3,980,439    $ 4,054,956    $ 4,122,411    $ 4,196,966    $ 4,268,440
   Construction work in progress . . . . . . . .          538,789        450,965        322,628        178,980        102,045
                                                      -----------    -----------    -----------    -----------    -----------
   . . . . . . . . . . . . . . . . . . . . . . .      $ 4,519,228    $ 4,505,921    $ 4,445,039    $ 4,375,946    $ 4,370,485
                                                      -----------    -----------    -----------    -----------    -----------
                                                      -----------    -----------    -----------    -----------    -----------

TOTAL ASSETS . . . . . . . . . . . . . . . . . .      $ 5,348,455    $ 5,323,890    $ 5,359,597    $ 5,246,435    $ 5,200,762
                                                      -----------    -----------    -----------    -----------    -----------
                                                      -----------    -----------    -----------    -----------    -----------

CAPITALIZATION:
   Long-term debt. . . . . . . . . . . . . . . .      $ 4,128,080    $ 4,058,251    $ 4,095,796    $ 4,093,218    $ 4,094,246
   Obligation under capital leases . . . . . . .          303,749        303,458        302,061        300,833        299,783
   Patronage capital and membership fees . . . .          309,496        289,982        264,261        236,789        217,895
                                                      -----------    -----------    -----------    -----------    -----------
   . . . . . . . . . . . . . . . . . . . . . . .      $ 4,741,325    $ 4,651,691    $ 4,662,118    $ 4,630,840    $ 4,611,924
                                                      -----------    -----------    -----------    -----------    -----------
                                                      -----------    -----------    -----------    -----------    -----------
PROPERTY ADDITIONS . . . . . . . . . . . . . . .      $   206,345    $   235,285    $   232,283    $   225,021    $   200,257
                                                      -----------    -----------    -----------    -----------    -----------
                                                      -----------    -----------    -----------    -----------    -----------

ENERGY SUPPLY (MEGAWATT-HOURS):
   Generated . . . . . . . . . . . . . . . . . .       16,924,038     14,575,920     13,805,683     12,686,323     13,387,572
   Purchased . . . . . . . . . . . . . . . . . .        4,381,087      7,620,815      6,233,262      6,915,758      6,198,434
                                                      -----------    -----------    -----------    -----------    -----------
   Available for sale  . . . . . . . . . . . . .       21,305,125     22,196,735     20,038,945     19,602,081     19,586,006
                                                      -----------    -----------    -----------    -----------    -----------
                                                      -----------    -----------    -----------    -----------    -----------

MEMBER REVENUE PER kWh SOLD  . . . . . . . . . .       5.65 CENTS     5.47 CENTS     5.55 CENTS     5.36 CENTS     5.01 CENTS
                                                      -----------    -----------    -----------    -----------    -----------
                                                      -----------    -----------    -----------    -----------    -----------


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
     MARGINS AND PATRONAGE CAPITAL
     Oglethorpe operates on a not-for-profit basis and, accordingly, seeks only to generate revenues sufficient to recover its cost of service and to generate margins sufficient to establish reasonable reserves and meet certain financial coverage requirements. Revenues in excess of current period costs in any year are designated in Oglethorpe's statements of revenues and expenses and patronage capital as net margin. Retained net margins are designated on Oglethorpe's balance sheets as patronage capital, which is allocated to each of the Members on the basis of its electricity purchases from Oglethorpe. Since its formation in 1974, Oglethorpe has generated a positive net margin in each year and, as of December 31, 1994, had a balance of $309 million in patronage capital.
     Patronage capital constitutes the principal equity of Oglethorpe. Under Oglethorpe's patronage capital retirement policy, margins are returned to the Members 30 years after the year in which the margins are earned. Pursuant to such policy, no patronage capital would be retired until 2010, at which time the 1979 patronage capital would be returned. Any distributions of patronage capital are subject to the discretion of the Board of Directors and approval by the Rural Utilities Service (RUS), formerly known as the Rural Electrification Administration (REA).
     Oglethorpe's equity ratio (patronage capital and membership fees divided by total capitalization) increased from 6.2% at December 31, 1993 to 6.5% at December 31, 1994.

     RATES AND FINANCIAL COVERAGE REQUIREMENTS
     Oglethorpe has entered into an "all-requirements" wholesale power contract with each of its Members. Pursuant to such contracts, Oglethorpe is required to design capacity and energy rates that generate sufficient revenues to recover all costs as described in such contracts and to establish and maintain reasonable margins. Oglethorpe reviews its capacity rates at least annually to ensure that its fixed costs are being adequately recovered and, if necessary, adjusts its rates to meet its net margin goals. Oglethorpe's energy rate is set annually and adjusted at mid-year to recover actual fuel and variable operations and maintenance costs. Rate revisions by Oglethorpe are subject to the approval of the RUS and, to date, the RUS has not reduced or delayed the effectiveness of any rate increase proposed by Oglethorpe.
     The capacity rate which Oglethorpe used in 1992 through 1994 was based on a proportional allocation of fixed costs over the previous year's billing demand for each Member. Consequently, the rate produced capacity revenues (which included the recovery of margins) which were constant throughout the year and were virtually unaffected by current year factors. In 1995, management expects a net increase in fixed costs; however, because of anticipated increases in energy sales and decreases in fuel costs, average Member revenues (measured in cents per kilowatt-hour (kWh)) should remain at or near the 1994 level.
     As of January 1, 1995, Oglethorpe implemented two additional capacity rate options in an effort to provide greater flexibility to the Members. These options allocate fixed costs using billing determinants of the current year. These rates do not produce constant capacity revenues throughout the year and introduce some variability and uncertainty as to the level of revenues and margins to be received. The two new options were selected by 11 Members from which Oglethorpe receives about 50% of its capacity revenues.
     Oglethorpe utilizes a Times Interest Earned Ratio (TIER) as the basis for establishing its annual net margin goal. TIER is determined by dividing the sum of Oglethorpe's net margin plus interest on long-term debt (including interest charged to construction) by Oglethorpe's interest on long-term debt (including interest charged to construction). The RUS Mortgage requires Oglethorpe to implement rates that are designed to maintain an annual TIER of not less than
1.05. In 1992, as part of a plan to build additional equity, Oglethorpe's Board of Directors revised its annual net margin goal to be the amount required to produce a TIER of 1.07 in each year through 1995, 1.08 in 1996, 1.09 in 1997 and
1.10 in 1998 and thereafter.
     In addition to the TIER requirement under the RUS Mortgage, Oglethorpe is also required under the RUS Mortgage to implement rates designed to maintain a Debt Service Coverage Ratio (DSC) of not less than 1.0 and an Annual Debt Service Coverage Ratio (ADSCR) of not less than 1.25. By paying in full or defeasing certain outstanding pollution control revenue bonds (PCBs), Oglethorpe could reduce the ADSCR requirement to 1.15. DSC is determined by dividing the sum of Oglethorpe's net margin plus interest on long-term debt (including interest charged to construction) plus depreciation and amortization (excluding amortization of nuclear fuel and debt discount and expense) by Oglethorpe's interest and principal payable on long-term debt (including interest charged to construction). ADSCR is determined by dividing the sum of Oglethorpe's net margin plus interest on long-term debt (excluding interest charged to construction) plus depreciation and amortization (excluding amortization of nuclear fuel and debt discount and expense) by Oglethorpe's interest and principal payable on long-term debt secured under the RUS Mortgage (excluding interest charged to construction).
     Oglethorpe has always met or exceeded the TIER, DSC and ADSCR requirements of the RUS Mortgage. TIER, DSC and ADSCR for the years 1992 through 1994 were as follows:

-------------------------------------------------------------------------------
                              1994                1993                1992
-------------------------------------------------------------------------------
TIER                          1.07                1.07                1.07
DSC                           1.19                1.23                1.22
ADSCR                         1.25                1.26                1.25
-------------------------------------------------------------------------------

     Historically, by setting rates to meet the TIER goals established by Oglethorpe's Board, the DSC and ADSCR requirements of the RUS Mortgage have always been met or exceeded. Based on Oglethorpe's financial projections, however, TIER levels under the current Board policy may not produce rates sufficient to meet the current ADSCR requirement in the near future. In that event, Oglethorpe would have to adjust rates to meet the current ADSCR requirement or take action to lower the ADSCR requirement by prepaying certain PCBs as described above.

     HISTORICAL FACTORS AFFECTING FINANCIAL PERFORMANCE
     Over the past several years, the most significant factor affecting Oglethorpe's financial performance has been the mechanisms Oglethorpe has utilized to moderate the financial impact of new generating plants. During this period, Oglethorpe's Members absorbed into rates additional responsibility for the cost of its ownership interests in Plant Vogtle Units No. 1 and No. 2 and Plant Scherer Unit No. 2. The mechanisms used by Oglethorpe to mitigate the rate impact of absorbing these costs have included both long-term contractual arrangements with Georgia Power Company (GPC) and Board of Directors policies that have resulted in the gradual absorption of costs over several years.
     Contractual arrangements with GPC have provided that Oglethorpe sell to GPC and GPC purchase from Oglethorpe a declining percentage of Oglethorpe's entitlement to the capacity and energy of certain co-owned generating plants during the initial years of operation of such units (GPC Sell-back). The GPC Sell-back has now expired for all units, except for Plant Vogtle Unit No. 2 which will expire as of May 31, 1995. (See Note 1 of Notes to Financial Statements.) The historical ability of Oglethorpe to sell power from new units to GPC under the GPC Sell-back has enabled Oglethorpe to moderate the effects of the higher costs associated with new generating units on Oglethorpe's cost of service and, therefore, on the rates charged to Members. Furthermore, the GPC Sell-back has enabled Oglethorpe to obtain the generating capacity needed to serve anticipated increases in Member loads while minimizing the risks and costs of excess generating capacity.
     Prior to the completion of the first unit of Plant Vogtle in 1987, Oglethorpe's Board of Directors implemented policies that have resulted in the gradual absorption of the costs of Plant Vogtle by the Members. In each of the years 1985 through 1994, Oglethorpe exceeded its net margin goal. The Board adopted resolutions in each of these years requiring that these excess margins be retained and used to mitigate rate increases associated with Plant Vogtle. In each year beginning with 1989, a portion of these margins has been returned to the Members through billing credits. (See Note 1 of Notes to Financial Statements.)
     Furthermore, during 1986 and 1987, Oglethorpe's rates to its Members included a one mill per kWh charge (Vogtle Surcharge). The Vogtle Surcharge represented a pre-collection of charges prior to commercial operation of Plant Vogtle, the effect of which was to mitigate future rate increases. In addition, two of the Members elected to increase the level of this charge for their systems during this period.
     As of December 31, 1994, Oglethorpe held a balance of approximately $37 million from deferred margins and the voluntary Vogtle Surcharge of one of these two Members, which will be utilized for future rate mitigation. Oglethorpe's Board of Directors and the Members intend to utilize these amounts as offsets to rates charged during 1995 and 1996.

RESULTS OF OPERATIONS
     OPERATING REVENUES
     Oglethorpe's operating revenues are derived from sales of electric services to the Members and non-Members. Revenues from Members are collected pursuant to the wholesale power contracts and are a function of the demand for power by the Members' consumers and Oglethorpe's cost of service. Historically, most of Oglethorpe's non-Member revenues have resulted from various plant operating agreements with GPC as discussed below.
     For the period 1992 through 1994, although total revenues have remained virtually unchanged, the scheduled reduction of the GPC Sell-back has resulted in the planned decrease of non-Member revenues from GPC of about $126 million. As expected, the capacity and energy no longer being sold to GPC have been used by Oglethorpe to meet increased Member requirements. In addition to increasing sales to Members, Oglethorpe has increased revenues from energy sales to other utilities and achieved reductions in fixed and operating costs in order to mitigate the need to recover from the Members costs which were previously recovered through sales to GPC. The refinancing transactions discussed under "Liquidity and Capital Resources" herein and other factors have resulted in a reduction in net interest charges from $393 million in 1992 to $305 million in 1994, or a 22% decrease in fixed costs to be recovered through the capacity rates.

     SALES TO MEMBERS. Revenues from sales to Members increased 3.5% in 1994 compared to 1993 and increased 10.3% in 1993 compared to 1992. These increases reflect two factors: (1) higher capacity revenues, offset by the pass-through of savings in energy costs (see discussion of savings in fuel costs under "Operating Expenses" herein), and (2) increased amounts of energy sold.
     As non-Member revenues from GPC have declined, Oglethorpe's Member capacity revenues are higher reflecting the recovery of the fixed costs which had previously been recovered from GPC through the GPC Sell-back.
     Member energy revenues per kWh declined in 1994 compared to 1993, reflecting savings in fuel and production costs. The average energy cost recovered in 1994 was virtually unchanged from the average cost in 1992. Actual energy costs are passed through to the Members such that energy revenues equal energy costs.
     The following table summarizes the amounts of kWh sold to Members during each of the past three years:

-------------------------------------------------------------------------------
                                 Kilowatt-hours
                                 (in thousands)
-------------------------------------------------------------------------------
               1994                                    16,285,127
               1993                                    16,253,283
               1992                                    14,466,943
-------------------------------------------------------------------------------

     Member sales have been significantly affected by abnormal weather conditions during the past two years. In 1993, prolonged hot weather boosted sales, while in 1994 record-breaking rainfall amounts statewide moderated Member sales.

     The net impact of the above capacity and energy rate factors, combined with the spreading of fixed capacity costs over an increasing number of kWh sold each year, have resulted in the following average Member revenues:


-------------------------------------------------------------------------------
                             Cents per Kilowatt-hour
-------------------------------------------------------------------------------
               1994                                         5.65 CENTS
               1993                                         5.47
               1992                                         5.55
-------------------------------------------------------------------------------

     SALES TO NON-MEMBERS. Sales of electric services to non-Members are primarily made pursuant to three different types of contractual arrangements with GPC and from off-system sales to other non-Member utilities.
     The following table summarizes the amounts of non-Member revenues from these sources for the past three years:


-------------------------------------------------------------------------------
                                      1994             1993             1992
                                          (dollars in thousands)
-------------------------------------------------------------------------------
Plant operating agreements       $  45,392         $106,146         $171,686
Power supply arrangements           26,280           44,904           61,602
Transmission agreements              8,783           13,549           29,586
Other utilities                     44,752           36,341            5,889
                                  --------         --------         --------
Total                             $125,207         $200,940         $268,763
                                  --------         --------         --------
                                  --------         --------         --------
-------------------------------------------------------------------------------

     Revenues from sales to non-Members declined in 1994 compared to 1993 and in 1993 compared to 1992. These decreases were primarily attributable to scheduled reductions in plant operating agreement revenues attributable to the GPC Sell-back with respect to Plants Vogtle and Scherer.
     The second source of non-Member revenues is power supply arrangements with GPC. These revenues are derived, for the most part, from energy sales arising from dispatch situations whereby GPC causes co-owned coal-fired generating resources to be operated when Oglethorpe's system does not require all of its contractual entitlement to the generation. These revenues essentially represent reimbursement of costs to Oglethorpe because, under the operating agreements, Oglethorpe is responsible for its share of fuel costs any time a unit operates. Revenues from sales of this type to GPC were lower in 1994 compared to 1993 and in 1993 compared to 1992 due to the fact that Oglethorpe retained much of its share of the output from the Plant Scherer and Wansley units because the lower average fuel costs made those units more attractive than certain purchased resources. See the discussion under "Operating Expenses" below of the lower average fuel costs of the coal-fired generating units in 1994. Pursuant to the amendments to the Plant Scherer ownership and operating agreements, Oglethorpe elected to separately dispatch its ownership interest in Plant Scherer beginning May 1, 1994. Thereafter, Plant Scherer ceased to be a source of the above "automatic" type of sales transaction; however, Oglethorpe did continue to make other sales to GPC from Plant Scherer in this category. Once the amendments to the Plant Wansley operating agreement become effective, Oglethorpe will commence separate dispatch of its ownership interest in that Plant.
     The third source of non-Member revenues is payments from GPC for use of the Integrated Transmission System (ITS) and related transmission interfaces. GPC compensates Oglethorpe to the extent that Oglethorpe's percentage of investment in the ITS exceeds its percentage use of the system. In such case, Oglethorpe is entitled to income as compensation for the use of its investment by the other ITS participants. The higher amount of transmission agreement revenues in 1992 compared to 1994 and 1993 was partially attributable to the receipt by Oglethorpe in 1992 of a payment of $10.5 million from GPC as a result of adjustments of transmission income for the years 1990 through 1992.
     Revenues from other non-Member utilities increased substantially due to a 28% increase in kWh sales in 1994 as compared to 1993 and a 49% increase in kWh sales in 1993 as compared to 1992. Oglethorpe is continuing to aggressively seek additional off-system sales opportunities as a means of reducing amounts that must be recovered from Members.

     OPERATING EXPENSES
     Oglethorpe's operating expenses decreased 1.0% in 1994 compared to 1993 and increased 9.4% in 1993 compared to 1992. The slight decrease in operating expenses in 1994 compared to 1993 was largely due to the decline in purchased power expenses offset somewhat by the increase in fuel expenses. The total kWh of energy supplied through generation and purchased power in 1994 was 4% less than 1993. The increase in operating expenses in 1993 compared to 1992 was primarily attributable to an 11% increase in kWh sold and higher taxes other than income taxes.
     Generally, over the years 1992 through 1994, the Members have received the benefit of declining per unit fuel costs of Oglethorpe's generating resources through the pass-through of lower energy costs. The per unit fuel costs of Oglethorpe's nuclear and fossil generating resources for the last three years were as follows:

-------------------------------------------------------------------------------
                                   Cents per Kilowatt-hour
                                   -----------------------
                                   Nuclear             Fossil
-------------------------------------------------------------------------------
     1994                          0.64 CENTS          1.78 CENTS
     1993                          0.61                1.96
     1992                          0.66                2.04
-------------------------------------------------------------------------------

     Oglethorpe began receiving shipments at Plant Scherer of lower-priced coal from the mining regions of the western United States in the last quarter of 1993. Due primarily to the use of this lower-priced coal, the per unit fuel cost for the Plant Scherer units decreased by almost 9% in 1994 from 1993 levels. Additionally, due to a greater reliance on a favorable spot market for coal, the per unit fuel cost at Plant Wansley decreased by almost 10% in 1994 compared to 1993. Because of the decline in fuel cost per kWh, the usage of the fossil units has increased significantly, particularly the Plant Scherer units. Output from these units was 75% higher in 1994 as compared to 1993 and 61% higher in 1993 than in 1992.
     The lower amount of production expenses in 1992 compared to 1994 and 1993 was attributable to a reduced number of nuclear refueling outages in 1992. Two of Oglethorpe's nuclear units underwent planned outages in 1992, as compared to three units in both 1994 and 1993.
     The significant increase in 1994 in coal-fired generation (prompted by declining average fuel costs) as well as declining sales from these coal-fired resources to GPC pursuant to power supply arrangement (see discussion under "Operating Revenues" above) have resulted in substantially lower utilization of purchased power resources. Energy purchases decreased by approximately 43% from 1993 levels. The increase in 1993 in purchased power expenses was the result of a 22% increase in kWh purchases. This increase was, for the most part, necessitated by the greater energy needs of the Members (see "Operating Revenues -- Sales to Members" herein) and by Oglethorpe's increased off-system energy sales (see "Operating Revenues -- Sales to non-Members" herein).
     Property taxes, which constitute the majority of taxes other than income taxes, were lower in 1992 as compared to 1994 and 1993 as a result of the favorable resolution of Oglethorpe's property tax appeal with the State of Georgia for the years 1985 through 1988. The negotiated settlement of this appeal resulted in a reduction of 1992 property tax expense in the amount of approximately $7.5 million.

     OTHER INCOME
     Interest income decreased in 1994 and in 1993 as a result of lower investment returns and lower average cash balances. In 1992, Oglethorpe realized the capital appreciation on securities invested for its debt service reserve funds by selling investments bearing coupon yields which were higher than prevailing market rates.
     In 1994, 1993 and 1992, Oglethorpe's Board of Directors authorized the retention of approximately $9 million, $5 million and $40 million, respectively, in excess of the 1.07 TIER margin requirement as deferred margins. The remaining amounts will be available in 1995 and 1996 to mitigate rate increases. Amortization of deferred margins for 1994 was set by Oglethorpe's Board of Directors at $18 million, significantly more than the amount utilized in 1993 but less than the amount utilized in 1992. (See Note 1 of Notes to Financial Statements for a discussion of deferred margins and amortization of deferred margins.)

     INTEREST CHARGES
     Net interest charges declined in 1994 compared to 1993 and in 1993 compared to 1992. The decrease in interest on long-term debt and capital leases in 1994 was due, for the most part, to the refinancing efforts discussed under "Liquidity and Capital Resources" herein. Allowance for debt and equity funds used during construction (AFUDC) increased in 1994 and in 1993 as a result of increased construction activity at Rocky Mountain. The decrease in other interest expense in 1994 was primarily due to losses incurred on the sale of securities contained in the decommissioning fund. (See Note 1 for explanation of Oglethorpe's accounting for decommissioning gains and losses.) The decrease in other interest expense in 1993 was primarily due to higher interest expense in 1992 associated with the settlement of the property tax appeal and the federal income tax case. Additionally, Oglethorpe paid a premium (equal to approximately one year's interest on these refinanced advances) in 1992 in connection with its refinancing of FFB advances at reduced rates.

     FACTORS AFFECTING FUTURE FINANCIAL PERFORMANCE
     In addition to the impact of reductions in GPC Sell-back revenues, future Member rates will also be affected by such factors as fixed costs relating to the Rocky Mountain Project, a pumped storage hydroelectric facility (Rocky Mountain) and related transmission facilities, the cost of adding to Oglethorpe's existing transmission system, changes in fuel costs, fluctuating rates of load growth, environmental and other governmental regulations applicable to Oglethorpe and its suppliers and the completion in 1996 of the amortization of deferred margins. Oglethorpe's future rates will also be affected by its ability to forecast accurately its future power resource needs and by its ability to obtain and manage its power resources, including its purchases and construction of generating capacity and its procurement of coal.
     The electric utility industry is also becoming increasingly competitive as a result of deregulation, competing energy suppliers, technologies and other factors. The Energy Policy Act of 1992 allows for increased competition among wholesale electric suppliers and increased access to transmission services by such suppliers. The new competitive environment is subject to rapidly evolving regulatory policy at both the federal and state levels which is based on a shift to a market-driven environment from a regulated one. Significant developments at the Federal Energy Regulatory Commission (FERC) and in state commissions are expected to continue to clarify policy and the regulatory framework for increased competition. All of these factors present an increasing challenge to Oglethorpe and the Members to reduce costs, improve the management of resources and respond to the changing environment.
     To respond to a more competitive utility environment, Oglethorpe has been discussing the need for a more flexible power supply arrangement with its Members. The Oglethorpe Board of Directors has authorized the study of three options which would alter the existing contractual relationships between Oglethorpe and the Members. The first is a study of the feasibility of changing the existing "all-requirements" wholesale power contract to allow a Member to meet some portion of its future capacity and energy requirements with dispersed generation. Oglethorpe's analysis indicates some economies may be available to Oglethorpe and the Members through a small amount of Member-owned dispersed generation. Dispersed generation units could be installed by the Members to maintain reliability of electric service during emergencies on a Member's distribution system or to serve specific customer needs.
     The second option is a study of the desirability of changing the existing wholesale power contract to allow a Member to elect to meet its future power requirements above current levels either from Member-owned generation, through purchases from Oglethorpe or from other power suppliers. The Members who select this option would be responsible for some or all of their future power requirements, but would be required to continue to purchase capacity and energy from Oglethorpe's existing plants, committed generating projects and existing power supply contracts.

     The third option involves the development of specific implementation procedures for the existing bylaw provision that grants a Member the right to withdraw from membership in Oglethorpe upon satisfying certain conditions. These conditions include, but are not limited to, satisfying or making adequate provisions for satisfying the Member's obligations under its wholesale power contract. Oglethorpe is considering a contract by which a Member could withdraw if they continued to purchase all capacity and related energy from Oglethorpe's existing plants, committed generating projects and existing power supply contracts.
     The Board of Directors will review the findings of the studies and determine what changes, if any, to make in the existing wholesale power contracts. Any changes would have to be approved by Oglethorpe's Board of Directors and RUS. New contracts would have to be executed by each Member desiring such changes.
     The results of the studies and any action Oglethorpe and the Members might take based thereon cannot be predicted at this time. However, assuming all three options are made available to the Members, one or more Members may choose to pursue each option. Under any of these three options, the Members must maintain responsibility for their current obligations to Oglethorpe. Therefore, Oglethorpe's future revenues associated with the Members' current obligations would be unaffected. However, to the extent the Members choose to secure their projected load growth from sources other than Oglethorpe, the growth in Oglethorpe's revenues would decrease as would the related expenses.
     Cobb EMC, Snapping Shoals EMC, and Walton EMC, three Members of Oglethorpe representing a significant portion of Oglethorpe's future load growth, have reported that they are considering withdrawing from membership in Oglethorpe. They have also reported that they have initiated a feasibility study of, among other things, separating from Oglethorpe by acquiring their pro rata shares of Oglethorpe's assets and either paying or assuming their corresponding portions of Oglethorpe's indebtedness. The RUS Administrator has advised Oglethorpe and the three Members that RUS does not believe the asset acquisition approach is feasible and suggested the parties focus on the three options described above. Likewise, Oglethorpe's analysis indicates a lack of feasibility of the asset acquisition concept, and, accordingly, the Oglethorpe Board of Directors has not directed management to study this alternative.

LIQUIDITY AND CAPITAL RESOURCES
     In the past, Oglethorpe, like most other G&Ts, has obtained the majority of its long-term financing from RUS-guaranteed loans funded by the Federal Financing Bank (FFB). Oglethorpe has also obtained a substantial portion of its long-term financing requirements from tax-exempt PCBs.
     In addition, Oglethorpe's operations have consistently provided a sizable contribution to the financing of construction programs, such that internally generated funds have provided interim funding or long-term capital for nuclear fuel reloads, new generation, transmission and general plant facilities, and replacements and additions to existing facilities.
     Oglethorpe's investment in electric plant, net of depreciation, was approximately $4.5 billion as of December 31, 1994. Expenditures for property additions during 1994 amounted to approximately $206 million, of which $33 million was provided from operations. These expenditures were primarily for the construction of Rocky Mountain and replacements and additions to generation and transmission facilities.
     As part of its ongoing capital planning, Oglethorpe forecasts expenditures required for generation and transmission facilities and related capital projects. Actual construction costs may vary from the estimates below because of factors such as changes in business conditions, fluctuating rates of load growth, environmental requirements, design changes and rework required by regulatory bodies, delays in obtaining necessary federal and other regulatory approvals, construction delays, and cost of capital, equipment, material and labor. The table below indicates Oglethorpe's estimated capital expenditures through 1997, including AFUDC:


-------------------------------------------------------------------------------
                              CAPITAL EXPENDITURES
                             (DOLLARS IN THOUSANDS)
                                                Rocky       General
Year         Generation (1)   Transmission    Mountain (2)   Plant       Total
-------------------------------------------------------------------------------
1995             $72,897         $38,377       $54,442      $11,453     $177,169
1996              79,968          41,021           895        2,978      124,862
1997              82,133          42,508           924        3,107      128,672

                --------        --------       -------      -------     --------
Total           $234,998        $121,906       $56,261      $17,538     $430,703
                --------        --------       -------      -------     --------
                --------        --------       -------      -------     --------

(1) Consists of capital expenditures required for replacements and additions to facilities in service, compliance with environmental regulations, and nuclear fuel reloads.

(2) Includes additions to Rocky Mountain after its in-service date, but does not include any amounts which may be paid as final adjustments to contractors.

-------------------------------------------------------------------------------

     In 1988, Oglethorpe acquired from GPC an undivided ownership interest in Rocky Mountain and assumed responsibility for its construction and operation. As of December 31, 1994, Rocky Mountain was approximately 98% complete and Oglethorpe's investment in the project was $499 million. The current schedule anticipates commercial operation by the Summer of 1995. Oglethorpe is financing its share of Rocky Mountain from the proceeds of an RUS-guaranteed loan funded through the FFB. As of December 31, 1994, $422 million had been advanced under this loan commitment and $285 million remained available to be drawn as permanent financing for Rocky Mountain. Oglethorpe intends to finance all direct expenditures and capitalized interest associated with the construction of Rocky Mountain through such FFB loan. The obligation to advance funds under the FFB loan commitment, however, is subject to certain conditions, including the requirement that Oglethorpe maintain an annual TIER requirement of at least 1.0 and that the RUS shall not have determined that there has occurred any material adverse change in the assets, liabilities, operations, or financial condition of Oglethorpe or any circumstances involving the nature or operation of the business of Oglethorpe. In management's opinion, no such material adverse change has occurred. Oglethorpe's management believes that the total project cost will come in considerably under budget and the amounts remaining to be drawn under such loan will be more than adequate to finance completion of the project.

     Based on its current construction budget, Oglethorpe anticipates that it will fund all capital expenditures through 1997, other than for Rocky Mountain, with funds generated from operations and, if necessary, with short-term borrowings.
     Oglethorpe has a commercial paper program under which it may issue commercial paper not to exceed $300 million outstanding at any one time. The commercial paper may be used as a source of short-term funds and is not designated for any specific purpose. Oglethorpe's commercial paper is backed 100% by a committed line of credit provided by a group of banks for which Trust Company Bank acts as agent. Historically, Oglethorpe has not relied on commercial paper for short-term funding due to the availability of internally generated funds and has never utilized the back-up line of credit. Oglethorpe has also arranged one committed and two uncommitted lines of credit to provide additional sources of short-term financing. As of December 31, 1994, Oglethorpe's short-term credit facilities were as follows:

-------------------------------------------------------------------------------
Short-Term Credit Facilities                                      Authorized
                                                                   Amount
-------------------------------------------------------------------------------
Commercial Paper . . . . . . . . . . . . . . . . . . . . . .    $300,000,000
National Bank for Cooperatives (CoBank)  . . . . . . . . . .      70,000,000
National Rural Utilities Cooperative
     Finance Corporation (CFC) . . . . . . . . . . . . . . .      50,000,000
Trust Company Bank (Committed) . . . . . . . . . . . . . . .      30,000,000
-------------------------------------------------------------------------------

     The maximum amount that can be outstanding at any one time under the commercial paper program and the lines of credit totals $370 million due to certain restrictions contained in the CFC and Trust Company Bank line of credit agreements. As of December 31, 1994, no commercial paper was outstanding and there was no outstanding balance on any line of credit.
     As part of a March 1993 PCB refinancing transaction involving two forward interest rate swap agreements, Oglethorpe is obligated to maintain minimum liquidity in an amount equal to 25% of the outstanding principal amount of the variable rate refunding bonds issued. This minimum liquidity requirement currently equals $81 million and will decrease proportionately as such variable rate refunding bonds are retired. The minimum liquidity must consist of (a) any combination of (i) amounts available under committed lines of credit and commercial paper programs to pay termination payments, if any, due upon early termination of the forward interest rate swap transactions, (ii) cash, (iii) United States government securities, and (iv) accounts receivable due within 30 days, less (b) monetary obligations due within 30 days. As of December 31, 1994, Oglethorpe had approximately $390 million of such liquidity available to meet this requirement.
     Oglethorpe's scheduled maturities of long-term debt over the next five years total $481 million. Of this amount, $376 million, or 78%, relates to the repayment of RUS and FFB debt.

     REFINANCING TRANSACTIONS
     Over the past few years, Oglethorpe has implemented a program to reduce its interest costs by refinancing or prepaying a sizable portion of its high-interest PCB and FFB debt. Since the first transaction was completed in June 1992, Oglethorpe has refinanced $1.1 billion in PCB debt and $1.1 billion in FFB debt and has prepaid another $105 million in FFB debt. Included in these amounts are 1994 refinancings of $375 million of PCB debt and $795 million of FFB debt (see Note 5 of Notes to Financial Statements). The net result of the 1994 transactions was to reduce the average interest rate on total long-term debt from 7.94% at December 31, 1993 to 7.07% at December 31, 1994. The average interest rate was further reduced to 6.82% as of January 31, 1995 as a result of a $285 million FFB debt refinancing and a prepayment of an additional $30 million in FFB debt. The refinancings completed since the program began will result in total estimated savings in gross interest costs for 1995 in excess of $80 million.

     MISCELLANEOUS
     As with utilities generally, inflation has the effect of increasing the cost of Oglethorpe's operations and construction program. Operating and construction costs have been less affected by inflation over the last few years because rates of inflation have been relatively low.
     Currently, Oglethorpe is subject to the provisions of Statement of Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation." Oglethorpe has recorded regulatory assets and liabilities related to its generation and transmission operations. In the event that Oglethorpe is no longer subject to the provisions of Statement No. 71, Oglethorpe would be required to write off related regulatory assets and liabilities. In addition, Oglethorpe would be required to determine any impairment to other assets, including utility plant, and write down the assets to their fair value. See Note 1 of Notes to Financial Statements for additional information.
     The staff of the SEC has questioned certain of the current accounting practices of the electric utility industry regarding the recognition, measurement and classification of decommissioning costs for nuclear generating facilities in financial statements of electric utilities. In response to these questions, the Financial Accounting Standards Board has agreed to review the accounting for nuclear decommissioning costs. If current electric utility industry accounting practices for such decommissioning are changed, these changes could, among other things, impact the amount of annual provisions for decommissioning. Oglethorpe's management does not believe that this or other changes, if required, would have an adverse effect on results of operations due to its current and future ability to recover decommissioning costs through rates.
     Beginning in years 2014 through 2029, it is expected that Plant Hatch and Vogtle units will begin the decommissioning process. The expected timing of payments for decommissioning costs will extend for a period of 9 to 14 years. Oglethorpe's management does not expect such payments to have an adverse impact on liquidity or capital resources.
     Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," was adopted by Oglethorpe in 1994 and had no material effect on the results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----

Statements of Revenues and Expenses, For the Years Ended
     December 31, 1994, 1993 and 1992. . . . . . . . . . . . . . . . .       33
Statements of Patronage Capital, For the Years Ended
     December 31, 1994, 1993 and 1992. . . . . . . . . . . . . . . . .       33
Balance Sheets, As of December 31, 1994 and 1993 . . . . . . . . . . .       34
Statements of Capitalization, As of December 31, 1994 and 1993 . . . .       36
Statements of Cash Flows, For the Years Ended
     December 31, 1994, 1993 and 1992. . . . . . . . . . . . . . . . .       37
Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . .       38
Report of Management . . . . . . . . . . . . . . . . . . . . . . . . .       48
Report of Independent Public Accountants . . . . . . . . . . . . . . .       48

STATEMENTS OF REVENUES AND EXPENSES
FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


---------------------------------------------------------------------------------------------------------
                                                                         (dollars in thousands)
                                                                       1994           1993           1992
OPERATING REVENUES (NOTE 1):
     Sales to Members. . . . . . . . . . . . . . . . . . . .    $   930,875    $   899,720    $   816,000
     Sales to non-Members. . . . . . . . . . . . . . . . . .        125,207        200,940        268,763
                                                                 ----------     ----------     ----------
TOTAL OPERATING REVENUES . . . . . . . . . . . . . . . . . .      1,056,082      1,100,660      1,084,763
                                                                 ----------     ----------     ----------
OPERATING EXPENSES:
     Fuel  . . . . . . . . . . . . . . . . . . . . . . . . .        203,444        176,342        167,288
     Production. . . . . . . . . . . . . . . . . . . . . . .        132,723        129,972        115,915
     Purchased power (Note 9). . . . . . . . . . . . . . . .        227,477        271,970        230,510
     Power delivery  . . . . . . . . . . . . . . . . . . . .         16,965         14,286         17,804
     Sales, administrative and general . . . . . . . . . . .         32,269         30,590         32,774
     Depreciation and amortization . . . . . . . . . . . . .        131,056        128,060        126,047
     Taxes other than income taxes . . . . . . . . . . . . .         24,741         23,328         15,668
     Income taxes (Note 1) . . . . . . . . . . . . . . . . .             --          1,820          3,966
                                                                 ----------     ----------     ----------
TOTAL OPERATING EXPENSES . . . . . . . . . . . . . . . . . .        768,675        776,368        709,972
                                                                 ----------     ----------     ----------
OPERATING MARGIN . . . . . . . . . . . . . . . . . . . . . .        287,407        324,292        374,791
                                                                 ----------     ----------     ----------

OTHER INCOME (EXPENSE):
     Interest income . . . . . . . . . . . . . . . . . . . .         10,518         20,316         29,218
     Gain on sale of debt service reserve fund securities. .             --             --          3,884
     Amortization of deferred gains (Notes 2 and 6). . . . .          9,985         12,532         12,486
     Amortization of proceeds from sale of income tax
         benefits (Note 6) . . . . . . . . . . . . . . . . .          8,102          8,102          8,102
     Amortization of deferred margins (Note 1) . . . . . . .         18,072          4,138         35,973
     Deferred margins (Note 1) . . . . . . . . . . . . . . .         (9,287)        (5,083)       (40,464)
     Co-owner inventory settlement . . . . . . . . . . . . .             --             --         (4,827)
     Allowance for equity funds used during
         construction (Note 1) . . . . . . . . . . . . . . .          2,907          2,278          1,377
     Other . . . . . . . . . . . . . . . . . . . . . . . . .            498         (3,542)           179
                                                                 ----------     ----------     ----------
TOTAL OTHER INCOME . . . . . . . . . . . . . . . . . . . .           40,795         38,741        45,928
                                                                 ----------     ----------     ----------

INTEREST CHARGES:
     Interest on long-term debt and capital leases . . . . .        329,738        367,439        392,454
     Other interest  . . . . . . . . . . . . . . . . . . . .          3,856          8,539         17,049
     Allowance for debt funds used during construction
     (Note 1). . . . . . . . . . . . . . . . . . . . . . . .        (36,113)       (29,988)       (20,255)
     Amortization of debt discount and expense . . . . . . .          7,639          4,662          3,999
                                                                 ----------     ----------     ----------
NET INTEREST CHARGES . . . . . . . . . . . . . . . . . . . .        305,120        350,652        393,247
                                                                 ----------     ----------     ----------
MARGIN BEFORE CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLE  . . . . . . . . . . . . . . . . .         23,082         12,381         27,472
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR
     INCOME TAXES  . . . . . . . . . . . . . . . . . . . . .             --         13,340             --
                                                                 ----------     ----------     ----------
NET MARGIN . . . . . . . . . . . . . . . . . . . . . . . . .       $ 23,082       $ 25,721       $ 27,472
                                                                 ----------     ----------     ----------
                                                                 ----------     ----------     ----------



STATEMENTS OF PATRONAGE CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


---------------------------------------------------------------------------------------------------------
                                                                         (dollars in thousands)
                                                                       1994           1993           1992
Patronage capital and membership fees -- beginning
    of year (Note 1) . . . . . . . . . . . . . . . . . . . .      $ 289,982      $ 264,261      $ 236,789
Net margin . . . . . . . . . . . . . . . . . . . . . . . . .         23,082         25,721         27,472
Unrealized loss on available-for-sale securities,
     net of income taxes (Note 3). . . . . . . . . . . . . .         (3,568)            --             --
                                                                  ---------      ---------      ---------
Patronage capital and membership fees--end of year . . . . .      $ 309,496      $ 289,982      $ 264,261
                                                                  ---------      ---------      ---------
                                                                  ---------      ---------      ---------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

BALANCE SHEETS
DECEMBER 31, 1994 AND 1993

----------------------------------------------------------------------------------------------------
                                                                           (dollars in thousands)
ASSETS                                                                         1994          1993
ELECTRIC PLANT (NOTES 1, 2 AND 6):
     In service  . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 5,100,299    $ 5,047,739
     Less: Accumulated provision for depreciation. . . . . . . . . . .     (1,231,818)    (1,110,296)
                                                                          -----------     ----------
                                                                            3,868,481      3,937,443

     Nuclear fuel, at amortized cost . . . . . . . . . . . . . . . . .        105,683        110,177
     Plant acquisition adjustments, at amortized cost  . . . . . . . .          6,275          7,336
     Construction work in progress . . . . . . . . . . . . . . . . . .        538,789        450,965
                                                                          -----------     ----------
                                                                            4,519,228      4,505,921
                                                                          -----------     ----------

INVESTMENTS AND FUNDS (NOTES 1, 3 AND 4):
     Bond, reserve and construction funds, at market . . . . . . . . .         64,163        110,390
     Decommissioning fund, at market . . . . . . . . . . . . . . . . .         59,164         56,911
     Investment in associated organizations, at cost . . . . . . . . .         17,371         19,123
     Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --            486
                                                                          -----------     ----------
                                                                              140,698        186,910
                                                                          -----------     ----------

CURRENT ASSETS:
     Cash and temporary cash investments, at cost (Note 1) . . . . . .        190,642        244,173
     Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . .         90,998         82,274
     Inventories, at average cost (Note 1) . . . . . . . . . . . . . .         95,076         86,468
     Prepayments and other current assets  . . . . . . . . . . . . . .         14,857         14,763
                                                                          -----------     ----------
                                                                              391,573        427,678
                                                                          -----------     ----------

DEFERRED CHARGES:
     Premium and loss on reacquired debt, being amortized (Note 5) . .        161,889         91,981
     Deferred amortization of Scherer leasehold (Note 2) . . . . . . .         80,132         71,559
     Discontinued projects, being amortized (Note 6) . . . . . . . . .         26,342         18,314
     Deferred debt expense, being amortized  . . . . . . . . . . . . .         20,936         21,527
     Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          7,657             --
                                                                          -----------     ----------
                                                                              296,956        203,381
                                                                          -----------     ----------
                                                                          $ 5,348,455    $ 5,323,890
                                                                          -----------     ----------
                                                                          -----------     ----------



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.


------------------------------------------------------------------------------------------------------------------------
                                                                                                 (dollars in thousands)

EQUITY AND LIABILITIES                                                                            1994            1993
CAPITALIZATION (SEE ACCOMPANYING STATEMENTS):
     Patronage capital and membership fees (Note 1)  . . . . . . . . . . . . . . . . . . .   $   309,496     $   289,982
     Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,128,080       4,058,251
     Obligation under capital leases (Note 2). . . . . . . . . . . . . . . . . . . . . . .       303,749         303,458
                                                                                              ----------      ----------
                                                                                               4,741,325       4,651,691
                                                                                              ----------      ----------
CURRENT LIABILITIES:
     Long-term debt due within one year  . . . . . . . . . . . . . . . . . . . . . . . . .        90,086          78,644
     Deferred margins and Vogtle surcharge to be refunded within one year (Note 1) . . . .        21,476          20,103
     Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        52,921          62,186
     Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       100,010         108,702
     Accrued and withheld taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,566           9,401
     Energy cost billed in excess of actual (Note 1) . . . . . . . . . . . . . . . . . . .         2,125          11,456
     Other current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        18,177          40,234
                                                                                              ----------      ----------
                                                                                                 286,361         330,726
                                                                                              ----------      ----------

DEFERRED CREDITS AND OTHER LIABILITIES:
     Gain on sale of plant, being amortized (Note 2) . . . . . . . . . . . . . . . . . . .        63,209          65,550
     Gain on sale of Scherer common facilities, being amortized (Note 6) . . . . . . . . .            --           7,644
     Sale of income tax benefits, being amortized (Note 6) . . . . . . . . . . . . . . . .        58,236          66,838
     Accumulated deferred income taxes (Note 1). . . . . . . . . . . . . . . . . . . . . .        65,510          65,510
     Deferred margins and Vogtle surcharge (Note 1). . . . . . . . . . . . . . . . . . . .        15,568          27,757
     Decommissioning reserve (Note 1)  . . . . . . . . . . . . . . . . . . . . . . . . . .        96,291          90,476
     Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        21,955          17,698
                                                                                              ----------      ----------
                                                                                                 320,769         341,473
                                                                                              ----------      ----------

COMMITMENTS AND CONTINGENCIES (NOTES 2, 6, 8 AND 9)
                                                                                              $5,348,455      $5,323,890
                                                                                              ----------      ----------
                                                                                              ----------      ----------

STATEMENTS OF CAPITALIZATION
DECEMBER 31, 1994 AND 1993


------------------------------------------------------------------------------------------------------------------------------------
                                                                                                            (dollars in thousands)
                                                                                                               1994          1993
LONG-TERM DEBT (NOTE 5):
     Mortgage notes payable to the Federal Financing Bank (FFB) at interest rates varying from
          5.79% to 10.78% (average rate of 7.61% at December 31, 1994) due in quarterly
          installments through 2023. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 3,161,550   $ 3,040,767

    Mortgage notes payable to the Rural Utilities Service (RUS) at an  interest rate of
          5% due in monthly installments through 2021. . . . . . . . . . . . . . . . . . . . . . . . .        23,467        23,927

     Mortgage notes issued in conjunction with the sale by public authorities of pollution control revenue bonds:
          - Series 1978
          Serial bonds, 6.00% to 6.40%, due serially through 1999  . . . . . . . . . . . . . . . . . .            --         5,440
          Term bonds, 6.80%, due 2009  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            --        16,700

          - Series 1982
          Serial bonds, 10.20% to 10.60%, due serially through 1997  . . . . . . . . . . . . . . . . .        16,135        23,195

          - Series 1984
          Serial bonds, 9.50% to 10.50%, due serially through 2000 . . . . . . . . . . . . . . . . . .            --        61,800
          Term bonds, 7.00% to 10.63%, due 2004 to 2014  . . . . . . . . . . . . . . . . . . . . . . .            --       119,135

          - Series 1984B
          Serial bonds, 9.75% to 10.50%, due serially through 2000 . . . . . . . . . . . . . . . . . .            --        11,530

          - Series 1985
          Serial bonds, 8.50% to 9.50%, due serially through 2001  . . . . . . . . . . . . . . . . . .            --        29,290
          Term bonds, 7.50% to 9.88%, due 2005 to 2017 . . . . . . . . . . . . . . . . . . . . . . . .            --       141,890

          - Series 1992
          Term bonds, 7.50% to 8.00%, due 2003 to 2022 . . . . . . . . . . . . . . . . . . . . . . . .        92,130        92,130

          -Series 1992A
          Adjustable tender bonds, 3.00% to 4.00%, due 2025  . . . . . . . . . . . . . . . . . . . . .       216,925       216,925

          Serial bonds, 4.25% to 6.80%, due serially from 1994 through 2012. . . . . . . . . . . . . .       139,240       143,710

          - Series 1993
          Serial bonds, 2.90% to 5.25%, due serially from 1995 through 2013. . . . . . . . . . . . . .        39,090            --

          - Series 1993A
          Adjustable tender bonds, 4.95%, due 2016 . . . . . . . . . . . . . . . . . . . . . . . . . .       199,690       199,690

          - Series 1993B
          Serial bonds, 2.90% to 5.05%, due serially from 1995 through 2008. . . . . . . . . . . . . .       155,610            --

          - Series 1994
          Serial bonds, 4.90% to 7.125%, due serially from 1996 through  2015. . . . . . . . . . . . .        10,690            --
          Term bonds, 7.15% due 2021 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        11,550

          - Series 1994A
          Adjustable tender bonds, 4.95%, due 2019 . . . . . . . . . . . . . . . . . . . . . . . . . .       122,740            --

          - Series 1994B
          Serial bonds, 4.90% to 6.45%, due serially from 1996 through 2005. . . . . . . . . . . . . .        13,720            --



National Bank for Cooperatives (CoBank) notes payable:
          - Headquarters note payable: $5.4 million fixed at 7.40% through April 1995, $0.2 million fixed at 7.20%-7.35% to April 1995; due in quarterly installments through
          January 1, 2009. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5,549         5,938
          - Transmission note payable: fixed at 7.40% through April 1995; due in bimonthly
          installments through November 1, 2018  . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,279         2,296
          - Transmission note payable: fixed at 7.25% through April 1995; due in bimonthly
          installments through September 1, 2019 . . . . . . . . . . . . . . . . . . . . . . . . . . .         8,697         8,751
                                                                                                         -----------   -----------
                                                                                                           4,219,062     4,143,114

     Less: Unamortized debt discount . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (896)       (6,219)
                                                                                                         -----------   -----------
     Total long-term debt, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,218,166     4,136,895

     Less: Amount due within one year  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (90,086)      (78,644)
                                                                                                         -----------   -----------
TOTAL LONG-TERM DEBT, EXCLUDING AMOUNT DUE WITHIN ONE YEAR . . . . . . . . . . . . . . . . . . . . . .     4,128,080     4,058,251

OBLIGATION UNDER CAPITAL LEASES (NOTE 2) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       303,749       303,458

PATRONAGE CAPITAL AND MEMBERSHIP FEES (NOTE 1) . . . . . . . . . . . . . . . . . . . . . . . . . . . .       309,496       289,982
                                                                                                         -----------   -----------
TOTAL CAPITALIZATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 4,741,325   $ 4,651,691
                                                                                                         -----------   -----------
                                                                                                         -----------   -----------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

-----------------------------------------------------------------------------------------------------------------------------
                                                                                             (dollars in thousands)
                                                                                         1994           1993           1992
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net margin   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 23,082       $ 25,721       $ 27,472
                                                                                       --------       --------       --------
    Adjustments to reconcile net margin to net cash provided by operating activities:
            Cumulative effect of change in accounting for income taxes . . . . .             --        (13,340)            --
            Depreciation and amortization  . . . . . . . . . . . . . . . . . . .        193,351        180,221        188,285
            Interest on decommissioning reserve  . . . . . . . . . . . . . . . .          1,291          7,356          5,443
            Amortization of deferred gains . . . . . . . . . . . . . . . . . . .         (9,985)       (12,532)       (12,486)
            Deferred margins and amortization of deferred margins  . . . . . . .         (8,785)           945          4,491
            Amortization of proceeds from sale of income tax benefits. . . . . .         (8,102)        (8,102)        (8,102)
            Allowance for equity funds used during construction. . . . . . . . .         (2,907)        (2,278)        (1,377)
            Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . .             --          1,625          2,459
            Gain on sale of bond fund investments  . . . . . . . . . . . . . . .             --             --         (3,884)
            Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (13)           (13)        (3,066)

        Change in net current assets, excluding long-term debt due within one year and deferred margins and Vogtle surcharge to be refunded within one year:
                Receivables  . . . . . . . . . . . . . . . . . . . . . . . . . .         (8,724)        (7,128)           371
                Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . .         (8,608)         7,172         (1,670)
                Prepayments and other current assets . . . . . . . . . . . . . .            (94)         2,369         (3,043)
                Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .        (10,569)        (2,349)         1,106
                Accrued interest . . . . . . . . . . . . . . . . . . . . . . . .         (8,692)        49,379         (1,238)
                Accrued and withheld taxes . . . . . . . . . . . . . . . . . . .         (7,835)         5,741        (14,505)
                Energy cost billed in excess of actual . . . . . . . . . . . . .         (9,331)       (17,862)        29,318
                Other current liabilities  . . . . . . . . . . . . . . . . . . .        (24,124)        15,542         (7,532)
                                                                                       --------       --------       --------
    Total adjustments  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         86,873        206,746        174,570
                                                                                       --------       --------       --------
NET CASH PROVIDED BY OPERATING ACTIVITIES  . . . . . . . . . . . . . . . . . . .        109,955        232,467        202,042
                                                                                       --------       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Property additions . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (206,345)      (235,285)      (232,283)
    Increase in decommissioning fund . . . . . . . . . . . . . . . . . . . . . .         (3,502)        (8,990)        (6,841)
    Net proceeds from bond, reserve and construction funds . . . . . . . . . . .         42,660         53,574         15,957
    Decrease in investment in associated organizations . . . . . . . . . . . . .          1,752            786          1,213
    Decrease (increase) in other short-term investments  . . . . . . . . . . . .             --         66,165        (66,165)
    Other        . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --            158           (158)
                                                                                       --------       --------       --------
NET CASH USED IN INVESTING ACTIVITIES  . . . . . . . . . . . . . . . . . . . . .       (165,435)      (123,592)      (288,277)
                                                                                       --------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Debt proceeds, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        523,518        232,675        579,938
    Debt payments  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (517,530)      (369,962)      (554,029)
    Patronage capital retirements  . . . . . . . . . . . . . . . . . . . . . . .             --             --         (9,551)
    Return of Vogtle surcharge . . . . . . . . . . . . . . . . . . . . . . . . .         (2,031)        (1,600)        (5,085)
    Other        . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (2,008)        (1,439)          (144)
                                                                                       --------       --------       --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES  . . . . . . . . . . . . . .          1,949       (140,326)        11,129
                                                                                       --------       --------       --------
NET INCREASE (DECREASE) IN CASH AND TEMPORARY CASH INVESTMENTS . . . . . . . . .        (53,531)       (31,451)       (75,106)

CASH AND TEMPORARY CASH INVESTMENTS AT BEGINNING OF YEAR . . . . . . . . . . . .        244,173        275,624        350,730
                                                                                       --------       --------       --------

CASH AND TEMPORARY CASH INVESTMENTS AT END OF YEAR . . . . . . . . . . . . . . .      $ 190,642      $ 244,173       $275,624
                                                                                       --------       --------       --------
                                                                                       --------       --------       --------
CASH PAID FOR:
    Interest (net of amounts capitalized)  . . . . . . . . . . . . . . . . . . .      $ 304,882      $ 289,255      $ 388,117
    Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --          1,658             43


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
-------------------------------------------------------------------------------
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
a. BASIS OF ACCOUNTING
     Oglethorpe Power Corporation (Oglethorpe) follows generally accepted accounting principles and the practices prescribed in the Uniform System of Accounts of the Federal Energy Regulatory Commission (FERC) as modified and adopted by the Rural Utilities Service (RUS), formerly known as the Rural Electrification Administration (REA).

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

c. OPERATING REVENUES
     Sales to Members consist primarily of electricity sales pursuant to long-term wholesale power contracts which Oglethorpe maintains with each of its 39 retail electric distribution cooperatives (Members). These wholesale power contracts obligate each Member to pay Oglethorpe for capacity and energy furnished in accordance with rates established by Oglethorpe. Energy furnished is determined based on meter readings which are conducted at the end of each month.
     For the year ended December 31, 1994, revenues from Cobb EMC and Jackson EMC, two of Oglethorpe's Members, accounted for 11% and 10.5% of Oglethorpe's total revenues, respectively. In 1993, Cobb EMC accounted for 10.3% of Oglethorpe's total revenues. Prior to 1993, no individual Member accounted for 10% or more of Oglethorpe's total revenues.
     Sales to non-Members consist primarily of capacity and energy sales to Georgia Power Company (GPC) under terms of sell-back agreements entered into when Oglethorpe purchased interests in certain of GPC's generation facilities. Pursuant to these agreements, GPC purchases from Oglethorpe a declining fractional part of the capacity and energy during the first seven to ten years of an applicable generating unit's commercial operation. The portion of Oglethorpe's capacity and energy retained by GPC is shown as follows:

                 Fractional Part of Capacity and Energy Retained
                    by GPC during Contract Year Ended May 31

-------------------------------------------------------------------------------
Generating Unit                1995         1994         1993          1992
-------------------------------------------------------------------------------
Plant Scherer,
Unit No. 2                       --           --         6/60         12/60

Plant Vogtle,
Unit No. 1                       --         4/30         8/30         11/30

Plant Vogtle,
Unit No. 2                     4/30         8/30        11/30         14/30
-------------------------------------------------------------------------------

     Pursuant to these sell-back agreements and to other contractual arrangements with GPC, revenues from GPC accounted for approximately 8%, 15%, and 24% of Oglethorpe's total revenues in 1994, 1993, and 1992, respectively.

d. DEPRECIATION
     Depreciation is computed on additions when they are placed in service using the composite straight-line method. Annual depreciation rates in effect in 1994, 1993 and 1992 were as follows:

-------------------------------------------------------------------------------
                            1994                1993                1992
-------------------------------------------------------------------------------
Steam production            2.47%               2.66%               2.66%
Nuclear production          2.84%               2.83%               2.74%
Hydro production            2.00%               2.00%               2.00%
Other production            2.42%               1.09%               1.09%
Transmission                2.75%               2.75%               2.75%
Distribution                2.88%               2.88%               2.88%
General                  2.00-20.00%         2.00-17.00%         2.00-17.00%
-------------------------------------------------------------------------------

e. NUCLEAR DECOMMISSIONING
     Oglethorpe's portion of the costs of decommissioning co-owned nuclear facilities is estimated as of December 31, 1994 as follows:

------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)             Hatch               Hatch             Vogtle               Vogtle
                                 Unit No. 1          Unit No. 2        Unit No. 1           Unit No. 2
------------------------------------------------------------------------------------------------------
Year of site study                  1994                1994                1994                1994

Expected start date
of decommissioning                  2014                2018                2027                2029

Decommissioning cost:
     Discounted                 $ 92,000            $109,000            $ 82,000            $106,000
     Undiscounted                223,000             299,000             302,000             419,000
------------------------------------------------------------------------------------------------------

     The decommissioning cost estimates are based on prompt dismantlement and removal of the plant from service. The actual decommissioning costs may vary from the above estimates because of changes in the assumed date of decommissioning, changes in regulatory requirements, changes in technology, and changes in costs of labor, materials, and equipment.
     The annual provision for decommissioning for 1994, 1993 and 1992 was $5,948,000, $5,948,000 and $5,984,000, respectively. In developing the amount of the annual provision for 1994, the escalation rate was assumed to be 4% and return on trust assets was assumed to be 8%. For 1995, the escalation rate is assumed to be 3.5% and return on trust assets is assumed to be 8%. Oglethorpe accounts for this provision for decommissioning as depreciation expense with an offsetting credit to a decommissioning reserve. Oglethorpe's management is of the opinion that any changes in cost estimates of decommissioning will be fully recovered in future rates.
     In compliance with a Nuclear Regulatory Commission (NRC) regulation, Oglethorpe maintains an external trust fund to provide for a portion of the cost of decommissioning its nuclear facilities. The NRC regulation requires funding levels based on average expected cost to decommission only the radioactive portions of a typical nuclear facility. Oglethorpe's decommissioning reserve reflects its obligation to decommission both the radioactive and non-radioactive portions of its nuclear facilities. The amounts which will ultimately be used to decommission the non-radioactive portions of Oglethorpe's nuclear plants are classified as cash and temporary cash investments on the accompanying balance sheets. With respect to these "internally" funded amounts, imputed interest earnings are calculated based on average current investment rates and are applied to the decommissioning reserve balance and charged to interest expense. Similarly, realized investment earnings from the external trust fund, while increasing the fund and interest income, also are applied to the decommissioning reserve and charged to interest expense. Interest income earned from the external trust fund and imputed on the internally funded amount is offset by the recognition of interest expense such that there is no effect on Oglethorpe's net margin.

f. NUCLEAR FUEL COST
     The cost of nuclear fuel, including a provision for the disposal of spent fuel, is being amortized to fuel expense based on usage. The total nuclear fuel expense for 1994, 1993 and 1992 amounted to $55,229,000, $49,647,000 and
$55,804,000, respectively.
     Contracts with the U.S. Department of Energy (DOE) have been executed to provide for the permanent disposal of spent nuclear fuel for the life of Plant Hatch and Plant Vogtle. The services to be provided by DOE are scheduled to begin in 1998. However, the actual year that these services will begin is uncertain. The Plant Hatch spent fuel storage is expected to be sufficient into 2003. The Plant Vogtle spent fuel storage is expected to be sufficient into 2009. If DOE does not begin receiving spent fuel from Plant Hatch in 2003 or from Plant Vogtle in 2009, alternative spent fuel storage will be needed.
     The Energy Policy Act of 1992 requires that utilities with nuclear plants be assessed, over the next 15 years, an amount which will be used by DOE for the decontamination and decommissioning of its nuclear fuel enrichment facilities. The amount of each utility's assessment is based on its past purchases of nuclear fuel enrichment services from DOE. Based on its ownership in Plants Hatch and Vogtle, Oglethorpe has a remaining nuclear fuel asset of approximately $17,500,000, which is being amortized to nuclear fuel expense over the next
13 years. Oglethorpe has also recorded, net of sell-back, an obligation to DOE which approximated $14,000,000 at December 31, 1994.

g. PATRONAGE CAPITAL AND MEMBERSHIP FEES
     Oglethorpe is organized and operates as a cooperative. The Members paid a total of $195 in membership fees. Patronage capital is the retained net margin of Oglethorpe. As provided in the bylaws, any excess of revenue over expenditures from operations is treated as advances of capital by the Members and is allocated to each of them on the basis of their electricity purchases from Oglethorpe.
     The margin and patronage capital retirements policy adopted by the Oglethorpe Board of Directors in 1992 extended from 13 years to 30 years the period that each year's net margin will be retained by Oglethorpe. Pursuant to the previous 13-year patronage capital retirement schedule, 1978 patronage capital assignments were retired in 1992. Under the new 30-year retirement schedule, no patronage capital would be returned to the Members until 2010, at which time the 1979 patronage capital would be returned.

h. INCOME TAX ACCOUNTING
     Oglethorpe is a not-for-profit membership corporation subject to Federal, State of Georgia and State of Alabama income taxes. For years 1981 and prior, Oglethorpe claimed tax-exempt status under Section 501(c)(12) of the Internal Revenue Code of 1954, as amended (the Code). In 1982, Oglethorpe reported as a taxable entity as a result of income received by it from GPC under the capacity and energy sell-back agreement applicable to Scherer Unit No. 1. In connection with its 1985 tax return, Oglethorpe made an election under Section 168(j)(4)(E)(ii) of the Code to remain taxable from 1985 until at least 2005 without regard to the amount of its income from GPC or other non-Members. As a taxable electric cooperative, Oglethorpe has annually allocated its income and deductions between Member and non-Member activities. Any Member taxable income has been offset with a patronage exclusion.
     As of January 1, 1993, Oglethorpe prospectively adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." In adopting SFAS No. 109, Oglethorpe recorded a $13,340,000 reduction in accumulated deferred income taxes and an increase in income from the cumulative effect of a change in accounting principle.

SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the differences between the financial and tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse.
     A detail of the provision for income taxes in 1994, 1993 and 1992 is shown as follows:

-------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)            1994               1993               1992
-------------------------------------------------------------------------------
Current
    Federal                 $       --          $      --         $       --
    State                           --                195              1,507
                            ----------          ---------         ----------
                                    --                195              1,507
                            ----------          ---------         ----------

Deferred
    Federal                         --              1,820              4,127
    State                           --               (195)            (1,668)
                            ----------          ---------         ----------
                                    --              1,625              2,459
                            ----------          ---------         ----------
Income taxes charged
    to operations           $       --          $   1,820          $   3,966
                            ----------          ---------         ----------
                            ----------          ---------         ----------
-------------------------------------------------------------------------------

    The difference between the statutory federal income tax rate on income before income taxes and accounting changes and Oglethorpe's effective income tax rate is summarized as follows:


-------------------------------------------------------------------------------
                                           1994           1993          1992
-------------------------------------------------------------------------------
Statutory federal income tax rate         35.0%          35.0%         34.0%
Patronage exclusion                      (35.4%)        (35.1%)       (21.6%)
Other                                       .4%           0.1%          0.7%
Effect of increase in statutory rate       0.0%          12.8%          0.0%
                                          -----          -----         -----
Effective income tax rate                  0.0%          12.8%         13.1%
                                          -----          -----         -----
                                          -----          -----         -----
-------------------------------------------------------------------------------

    The components of the net deferred tax liabilities as of December 31, 1994 and 1993 were as follows:


-------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                          1994              1993
-------------------------------------------------------------------------------
DEFERRED TAX ASSETS
    Net operating losses                  $    451,543       $    428,227
    Member loss carryforwards                  366,417            374,327
    Tax credits                                252,701            252,701
    Accounting for safe harbor leases           98,746            102,886
    Patronage exclusions available              80,190             70,804
    Accrued nuclear decommissioning expense     38,644             29,324
    Accounting for asset dispositions           34,448             38,381
    Other                                       18,061             23,040
                                          ------------       ------------
                                             1,340,750          1,319,690
    Less:  Valuation allowance                (252,701)          (252,701)
                                          ------------       ------------
                                             1,088,049          1,066,989
                                          ------------       ------------

DEFERRED TAX LIABILITIES
    Depreciation                            (1,062,233)        (1,068,396)
    Accounting for debt extinguishment         (61,003)           (34,114)
    Other                                      (30,323)           (29,989)
                                          ------------       ------------
                                            (1,153,559)        (1,132,499)
                                          ------------       ------------
Net deferred tax liabilities              $    (65,510)      $    (65,510)
                                          ------------       ------------
                                          ------------       ------------
-------------------------------------------------------------------------------


    As of December 31, 1994, Oglethorpe has federal tax net operating loss carryforwards (NOLs) and unused general business credits (consisting primarily of investment tax credits) as follows:

-------------------------------------------------------------------------------
                             (DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------
Expiration Date                            Tax Credits                    NOLs


    1997                                   $    11,197             $        --
    1998                                         6,934                      --
    1999                                        37,206                      --
    2000                                         3,198                      --
    2001                                         7,264                      --
    2002                                       130,392                  17,817
    2003                                           652                 253,665
    2004                                        55,669                 114,285
    2005                                           189                 213,080
    2006                                            --                 209,009
    2007                                            --                  86,779
    2008                                            --                  94,927
    2009                                            --                  87,836
                                           -----------             -----------
                                           $   252,701             $ 1,077,398
                                           -----------             -----------
                                           -----------             -----------
-------------------------------------------------------------------------------

    Based on Oglethorpe's historical taxable transactions and the timing of the reversal of existing temporary differences, it is more likely than not that Oglethorpe's future taxable income will be sufficient to realize the benefit of these NOLs before their respective expiration dates. However, as reflected in the above valuation allowance, it is more likely than not that the tax credits will not be utilized before expiration.
    During 1992, deferred income taxes were provided for significant timing differences between revenues and expenses for tax and financial statement purposes. The source and deferred tax effect of these differences are summarized as follows:


-------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                        1992
-------------------------------------------------------------------------------
Excess of tax over book depreciation                       $16,524

Difference in accounting for debt
    extinguishment                                           6,956

Difference in recognition of gain/loss
    on asset dispositions                                    6,475

Difference in accounting for safe
    harbor leases                                            6,022

Adjustments to book accrued liabilities                      3,514

Accrued nuclear decommissioning expense                       (558)

Difference in recognition of cost of
    discontinued project                                      (532)

Other                                                          (67)

Portion of the above differences not reflected
    in expense due to net operating losses                 (35,875)
                                                           -------
                                                           $ 2,459
                                                           -------
                                                           -------
-------------------------------------------------------------------------------

i. MARGIN POLICY
    Oglethorpe's margin policy is based on the provision of a Times Interest Earned Ratio (TIER) established annually by the Oglethorpe Board of Directors. Oglethorpe's Board of Directors adopted a new margin and patronage capital retirements policy in 1992. Pursuant to the new policy, the annual net margin goal will be the amount required to produce a TIER of 1.07 each year through 1995, 1.08 in 1996, 1.09 in 1997 and 1.10 in 1998 and thereafter.
    The Oglethorpe Board of Directors adopted resolutions annually requiring that Oglethorpe's net margins for the years 1985 through 1994 in excess of its annual margin goals be deferred and used to mitigate rate increases associated with Plant Vogtle. In addition, during 1986 and 1987, Oglethorpe's wholesale electric rate to its Members provided for a one mill per kilowatt-hour charge (Vogtle Surcharge), also to be used to mitigate the effect of Plant Vogtle on rates. In addition, two of Oglethorpe's Members, with the concurrence of RUS, elected to increase the level of this charge for their systems during this period.
    Pursuant to rate actions by Oglethorpe's Board of Directors, specified amounts of deferred margins and Vogtle Surcharge were returned in 1989 through 1994 and will be returned in 1995 and 1996. A summary of deferred margins and Vogtle Surcharge as of December 31, 1994 and 1993 is as follows:

-------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                        1994        1993
-------------------------------------------------------------------------------
DEFERRED MARGINS
    1985-91                                              $ 125,088   $ 125,088
    1992                                                    40,464      40,464
    1993                                                     5,083       5,083
    1994                                                     9,287          --
                                                          --------    --------
                                                           179,922     170,635

VOGTLE SURCHARGE
    1986-87                                                 36,613      36,613
                                                          --------    --------
    Subtotal                                               216,535     207,248
Less: Amounts returned in:
    1989-91                                               (112,592)   (112,592)
    1992                                                   (41,058)    (41,058)
    1993                                                    (5,738)     (5,738)
    1994                                                   (20,103)         --
                                                          --------    --------
                                                            37,044      47,860

Less: Current portion                                      (21,476)    (20,103)
                                                          --------    --------
Long-term balance*                                       $  15,568   $  27,757
                                                          --------    --------
                                                          --------    --------

* The portion relating to amounts provided voluntarily by two of Oglethorpe's Members was approximately $3,320,000 of the balance at December 31, 1994.
-------------------------------------------------------------------------------

j. CASH AND TEMPORARY CASH INVESTMENTS
    Oglethorpe considers all temporary cash investments purchased with a maturity of three months or less to be cash equivalents.

k. INVENTORIES
    Oglethorpe maintains inventories of fossil fuels for its generation plant and spare parts for certain of its generation and transmission plant. These inventories are stated at weighted average cost on the accompanying balance sheets.
    At December 31, 1994 and 1993, fossil fuels inventories were $24,225,000 and $16,202,000, respectively. Inventories for spare parts at December 31, 1994 and 1993 were $70,851,000 and $70,266,000, respectively.

l. ENERGY COST BILLED IN EXCESS OF ACTUAL
    Oglethorpe's wholesale power rate sets forth the manner in which energy costs are to be recovered from its Members. The rate in effect for 1994 and 1993 provided that an energy rate be determined based on projected costs and kilowatt-hour sales and that the resulting rate be used to bill Members for a six-month period. Actual energy costs are compared, on a monthly basis, to the billed energy costs, and an adjustment to revenues is made such that energy revenues are equal to actual energy costs. The offset to this adjustment is a payable to or receivable from Members for overcollected or undercollected energy costs. The rate further provides that any cumulative overcollection or undercollection for the previous six-month period be utilized to adjust projected costs for the next six-month period. Therefore, the amounts owed to Members as of December 31, 1994 and 1993 will be and have been utilized to reduce Member billings in 1995 and 1994, respectively.

m. REGULATORY ASSETS AND LIABILITIES
    Oglethorpe is subject to the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation." Regulatory assets represent probable future revenues to Oglethorpe associated with certain costs which will be recovered from Members through the rate-making process. Regulatory liabilities represent probable future reduction in revenues associated with amounts that are to be credited to Members through the rate-making process. The following regulatory assets and liabilities were reflected on the accompanying balance sheets as of December 31, 1994 and 1993:


-------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                        1994        1993
-------------------------------------------------------------------------------
Premium and loss on reacquired debt                       $161,889    $ 91,981
Deferred amortization of Scherer leasehold                  80,132      71,559
Discontinued projects                                       26,342      18,314
Other regulatory assets                                      7,657          --
Sale of income tax benefits                                (58,236)    (66,838)
Deferred margins and Vogtle Surcharge                      (37,044)    (47,860)
Energy costs billed in excess of actual                     (2,125)    (11,456)
                                                          --------    --------
                                                          $178,615    $ 55,700
                                                          --------    --------
                                                          --------    --------
-------------------------------------------------------------------------------


    In the event that Oglethorpe is no longer subject to the provisions of Statement No. 71, Oglethorpe would be required to write off related regulatory assets and liabilities. In addition, Oglethorpe would be required to determine any impairment to other assets, including plant, and write down the assets to their fair value.

n. PRESENTATION
    Certain prior year amounts have been reclassified to conform with current year presentation.


2. CAPITAL LEASES:
    In December 1985, Oglethorpe sold and subsequently leased back from four purchasers its 60% undivided ownership interest in Scherer Unit No. 2. The gain from the sale is being amortized over the 36-year term of the leases. The minimum lease payments under the capital leases together with the present value of net minimum lease payments as of December 31, 1994 are as follows:

-------------------------------------------------------------------------------
YEAR ENDING DECEMBER 31,                          (DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------
    1995                                                $   36,016
    1996                                                    38,142
    1997                                                    35,239
    1998                                                    37,302
    1999                                                    37,890
  2000-2021                                                644,564
                                                        ----------
          Total minimum lease payments                     829,153

          Less: Amount representing interest              (525,404)
                                                        ----------
    Present value of net minimum lease payments         $  303,749
                                                        ----------
                                                        ----------
-------------------------------------------------------------------------------


    The capital leases provide that Oglethorpe's rental payments vary to the extent of interest rate changes associated with the debt used by the lessors to finance their purchase of undivided ownership shares in Scherer Unit No. 2. The debt of three of the lessors is financed at fixed interest rates averaging 9.60%. As of December 31, 1994, the variable interest rates of the debt of the remaining lessor ranged from 5.93% to 7.50% for an average rate of 7.02%. Oglethorpe's future rental payments under its leases will vary from amounts shown in the table above to the extent that the actual interest rates associated with the fixed and variable rate debt of the lessors vary from the 11.05% debt rate assumed in the table.
    The Scherer Unit No. 2 lease meets the definitional criteria to be reported on Oglethorpe's balance sheets as a capital lease. For rate-making purposes, however, Oglethorpe treats this lease as an operating lease; that is, Oglethorpe considers the actual rental payment on the leased asset in its cost of service. Oglethorpe's accounting treatment for this capital lease has been modified, therefore, to reflect its rate-making treatment. Interest expense is applied to the obligation under the capital lease; then, amortization of the leasehold is recognized, such that interest and amortization equal the actual rental payment. Through 1994, the level of actual rental payments is such that amortization of the Scherer Unit No. 2 leasehold calculated in this manner is less than zero. Thereafter, the scheduled cash rental payments increase such that positive amortization of the leasehold occurs and the entire cost of the leased asset is recovered through the rate-making process. The difference in the amortization recognized in this manner on the statements of revenues and expenses and the straight-line amortization of the leasehold is reflected on Oglethorpe's balance sheets as a deferred charge.
    In 1991 and 1992, all four of the lessors received Notices of Proposed Adjustments from the IRS proposing adjustments to the tax benefits claimed by these lessors in connection with their purchase and ownership of an undivided interest in Scherer Unit No. 2. The proposed adjustments, if ultimately upheld, would have the effect of reducing the lessors' tax benefits resulting from the sale and leaseback transactions. The lessors filed responses contesting the IRS's assertions as contained in the Notices of Proposed Adjustments.
    In February 1994, the IRS issued a revised Notice of Proposed Adjustments to one of the lessors which reduced the proposed adjustments to the tax benefits claimed by this lessor in connection with its purchase and ownership of an undivided interest in Scherer Unit No. 2. The IRS has indicated that it will take consistent positions with the other three lessors. If the IRS's current positions regarding the sale and leaseback transactions were ultimately upheld, Oglethorpe would be required to indemnify the four lessors. Oglethorpe's potential indemnification liability in this event is estimated to be approximately $1,400,000 as of December 31, 1994.


3. FAIR VALUE OF FINANCIAL INSTRUMENTS:
    A detail of the estimated fair values of Oglethorpe's financial instruments as of December 31, 1994 and 1993 is as follows:

------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                       1994                        1993
                                                  Fair                          Fair
                                   Cost           Value          Cost           Value
------------------------------------------------------------------------------------------
Cash and temporary
   cash investments:
     Commercial paper              $  156,192     $  156,192     $  218,321     $  218,321
     Repurchase agreement              14,087         14,087         25,549         25,549
     Certificates of deposit           20,000         20,000             --             --
     Cash and money market
       securities                         363            363            303            303
                                   ----------     ----------     ----------     ----------
Total                              $  190,642     $  190,642     $  244,173     $  244,173
                                   ----------     ----------     ----------     ----------
                                   ----------     ----------     ----------     ----------

Bond, reserve and
   construction funds:
     U. S. Government
        securities                 $   57,141     $   53,573     $   57,622     $   59,247
     Repurchase agreements             10,590         10,590         52,768         52,768
                                   ----------     ----------     ----------     ----------
Total                              $   67,731     $   64,163     $  110,390     $  112,015
                                   ----------     ----------     ----------     ----------
                                   ----------     ----------     ----------     ----------

Decommissioning fund:
     U. S. Government
        securities                 $   36,668     $   35,513     $   40,182     $   39,694
     Corporate bonds                    4,548          4,388          8,669          8,932
     Equity securities                  8,605          8,707             --             --
     Asset-backed securities            3,754          3,672             --             --
     Cash and money market
        securities                      6,884          6,884          8,060          8,060
                                   ----------     ----------     ----------     ----------
Total                              $   60,459     $   59,164     $   56,911     $   56,686
                                   ----------     ----------     ----------     ----------
                                   ----------     ----------     ----------     ----------
Long-term debt                     $4,128,080     $4,107,751     $4,058,251     $4,512,469
                                   ----------     ----------     ----------     ----------
                                   ----------     ----------     ----------     ----------
Interest rate swap                 $       --     $    6,148     $       --     $       --
                                   ----------     ----------     ----------     ----------
                                   ----------     ----------     ----------     ----------
------------------------------------------------------------------------------------------


     The contractual maturities of debt securities available for sale at December 31, 1994, regardless of their balance sheet classification, are as follows:


-------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                   1994
                                                                  Fair
                                              Cost                Value
-------------------------------------------------------------------------------
Due within one year                           $  32,292           $  31,916
Due after one year through five years            48,810              47,065
Due after five years through ten years           21,940              19,367
Due after ten years                               9,659               9,388
                                               --------            --------
                                               $112,701            $107,736
                                               --------            --------
                                               --------            --------
-------------------------------------------------------------------------------


     Oglethorpe uses the methods and assumptions described below to estimate the fair value of each class of financial instruments. For cash and temporary cash investments, the carrying amount approximates fair value because of the short-term maturity of those instruments. The fair value of Oglethorpe's long-term debt and the swap arrangements is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to Oglethorpe for debt of similar maturities.

     Under the forward interest rate swap arrangements, Oglethorpe makes payments to the counterparty based on the notional principal at a fixed rate and the counterparty makes payments to Oglethorpe based on the notional principal and on the existing variable rate of the refunding bonds. The differential to be paid or received is accrued as interest rates change and is recognized as an adjustment to interest expense. Oglethorpe entered into the swap arrangements for the purpose of securing a fixed rate lower than otherwise would have been available from other financing arrangements. For the fall 1993 transaction, the notional principal was $199,690,000 and the fixed swap rate is 5.67% (the variable rate at December 31, 1994 was 4.95%). With respect to the fall 1994 transaction, the notional principal was $122,740,000 and the fixed swap rate is 6.01% (the variable rate at December 31, 1994 was 4.95%). The notional principal amount is used to measure the amount of the swap payments and does not represent additional principal due to the counterparty. The swap arrangements extend for the life of the refunding bonds, with reductions in the outstanding principal amounts of the refunding bonds causing corresponding reductions in the notional amounts of the swap payments. The estimated fair value of Oglethorpe's liability under the swap arrangements at December 31, 1994 was $6,148,000. This amount represents payment Oglethorpe would pay if the swap arrangements were terminated. Oglethorpe may be exposed to losses in the event of nonperformance of the counterparty, but does not anticipate such nonperformance.
     Oglethorpe adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as of January 1, 1994. Under this Statement, investment securities held by Oglethorpe are classified as either available-for-sale or held-to-maturity. Available-for-sale securities are carried at market value with unrealized gains and losses, net of any tax effect, added to or deducted from patronage capital. Unrealized gains and losses from investment securities held in the decommissioning fund, which are also classified as available-for-sale, are directly added to or deducted from the decommissioning reserve. Held-to-maturity securities are carried at cost. All realized and unrealized gains and losses are determined using the specific identification method. Gross unrealized gains and losses at December 31, 1994 were $234,000 and $5,050,000, respectively. For 1994, proceeds from sales of available-for-sale securities totaled $291,852,000. Gross realized gains andlosses from these 1994 sales were $1,099,000 and $4,776,000, respectively. In accordance with the provisions of the Statement, the amounts classified as bond, reserve and construction funds and decommissioning fund on the accompanying balance sheets are carried at amortized cost as of December 31, 1993.
     Investments in associated organizations were as follows at December 31, 1994 and 1993:


-------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                               1994                 1993
-------------------------------------------------------------------------------
National Rural Utilities
   Cooperative Finance Corp.                    $  13,476            $  13,476
National Bank for Cooperatives                      3,690                5,546
Other                                                 205                  101
                                                ---------            ---------
Total                                           $  17,371            $  19,123
                                                ---------            ---------
                                                ---------            ---------
-------------------------------------------------------------------------------


   The investments in these associated organizations are similar to compensating bank balances in that they are required in order to maintain current financing arrangements. Accordingly, there is no market for these investments.


4. BOND, RESERVE AND CONSTRUCTION FUNDS:
   Bond, reserve and construction funds for pollution control bonds are maintained as required by Oglethorpe's bond agreements. Bond funds serve as payment clearing accounts, reserve funds maintain amounts equal to the maximum annual debt service of each bond issue and construction funds hold bond proceeds for which construction expenditures have not yet been made. As of December 31, 1994 and 1993, substantially all of the funds were invested in U.S. Government securities.


5. LONG-TERM DEBT:
   Long-term debt consists of mortgage notes payable to the United States of America acting through the FFB and the RUS, mortgage notes issued in conjunction with the sale by public authorities of pollution control revenue bonds and notes payable to CoBank. Oglethorpe's headquarters facility is pledged as security for the CoBank headquarters note; substantially all of the owned tangible and certain of the intangible assets of Oglethorpe are pledged as security for the FFB and RUS notes, the remaining CoBank notes and the notes issued in conjunction with the sale of pollution control revenue bonds. The detail of the notes is included in the statements of capitalization.

   Oglethorpe currently has ten RUS-guaranteed FFB notes of which $3,161,550,000 and $3,040,767,000 were outstanding at December 31, 1994 and 1993, respectively, with rates ranging from 5.79% to 10.78%.
   In March 1993, Oglethorpe entered into two forward interest rate swap arrangements obligating Oglethorpe to sell $199,690,000 of variable rate refunding bonds in the fall of 1993 and $122,740,000 of variable rate refunding bonds in the fall of 1994, the proceeds of which, together with certain other funds provided by Oglethorpe, have been used in January 1994 and January 1995, respectively, to refund certain pollution control revenue bonds previously issued. At December 31, 1994, Oglethorpe accounted for the pending January 1995 retirement of $130,965,000 of previously issued bonds as an in-substance defeasance. Therefore, debt service reserve funds, bonds payable, and the premium and loss on reacquired debt are stated as though the event of retiring the refunded bonds had occurred in 1994.
   In connection with the two swap transactions, Oglethorpe recorded redemption premiums which, combined with unamortized transaction costs, totaled approximately $38,000,000. This amount has been reported as a deferred charge on the balance sheets and is being amortized over the life of the related new bonds.
   In January and February 1994, Oglethorpe completed note modifications pursuant to which it repriced $590,909,000 and $203,641,000, respectively, of FFB advances. In connection with such modification, Oglethorpe paid premiums of $50,745,000 and $13,089,000, respectively. These amounts are reported as deferred charges on the balance sheets and will be amortized over 22 years, the longest remaining life of the subject advances.
   In February 1994, Oglethorpe completed a current refunding transaction whereby $194,700,000 of fixed rate pollution control revenue bonds were issued. The proceeds of this transaction were used to retire $204,785,000 of existing bonds.
   In December 1994, Oglethorpe completed a current refunding transaction whereby $35,960,000 of fixed rate pollution control revenue bonds were issued. The proceeds of this transaction were used to retire $39,605,000 of existing bonds. These transactions resulted in the payment of redemption premiums, which have been combined with unamortized transaction costs and total $12,745,000. This amount has been reported as a deferred charge on the balance sheet and is being amortized over the life of the related bonds.
   The proceeds from the December 1994 current refunding were held in debt service reserve funds until the retirement of the bonds occured in January 1995. At December 31, 1994, Oglethorpe accounted for the pending retirement as an in-substance defeasance. Therefore, the cash held in debt service reserve funds, bonds payable, and premium on reacquired debt are stated as though the event of retiring the refunded bonds had occurred in 1994.
   In January 1995, Oglethorpe prepaid two FFB advances totaling $29,940,000 of principal plus a premium equal to one year's interest of $3,163,000. The premium will be reported as a deferred charge on the balance sheet and will be amortized over 22 years, the remaining life of the prepaid advances.
   In January 1995, Oglethorpe refinanced $284,759,000 of FFB advances. In connection with this refinancing, a premium of $44,870,000 was incurred. This premium was financed by adding the amount to the outstanding balances of the refinanced advances for a total refunding debt of $329,629,000. Additionally, a fee of $1,122,000 was paid in cash for the ability to refinance. The combined premium and fee of $45,992,000 will be reported as a deferred charge on the balance sheets and will be amortized over the remaining life of the refinanced advances. Oglethorpe has the option to set the maturities for each advance for a term as short as three months. The intitial maturities chosen for these advances ranged from three months to one year.
   The annual interest requirement for 1995, based upon all debt outstanding at December 31, 1994, will be approximately $305,000,000.
   Maturities for the long-term debt through 1999 are as follows:

-------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)        1995       1996      1997       1998      1999
-------------------------------------------------------------------------------
FFB and RUS                $ 71,258   $ 66,229  $ 74,702   $ 79,907  $ 83,880
CoBank                          468        478       489        502       516
1982 Bonds                    3,410      6,050     6,675      --        --
1992A Bonds                   4,640      4,840     5,070      5,330     5,615
1992 Bonds                    --         --        --         2,085     2,240
1993A Bonds                   --         --        --         2,265     2,410
1993B Bonds                   9,330      9,535     9,810      6,490     6,695
1993 Bonds                      980        855       875        900       935
1994B Bonds                   --         1,245     1,335        550     1,465
1994 Bonds                    --           325       330        350       370
                           --------   --------  --------   --------  --------
Total                      $ 90,086   $ 89,557  $ 99,286   $ 98,379  $104,126
                           --------   --------  --------   --------  --------
                           --------   --------  --------   --------  --------
-------------------------------------------------------------------------------

     Oglethorpe has a commercial paper program under which it may issue commercial paper not to exceed a $300,000,000 balance outstanding at any time. The commercial paper may be used as a source of short-term funds and is not intended for any specific purpose. Oglethorpe's commercial paper is backed 100% by a committed line of credit provided by a group of banks for which Trust Company Bank (Trust Company) acts as agent. As of December 31, 1994 and 1993, no commercial paper was outstanding.
     Oglethorpe has arranged for uncommitted short-term lines of credit with CoBank and CFC and a committed line of credit with Trust Company. The CoBank line amounts to $70,000,000; the CFC line amounts to $50,000,000; and the Trust Company line amounts to $30,000,000. The maximum amount that can be outstanding under these lines of credit and the commercial paper program at any one time totals $370,000,000 due to certain restrictions contained in the CFC and Trust Company line of credit agreements. No balance was outstanding on any of these three lines of credit at either December 31, 1994 or 1993.

6. ELECTRIC PLANT AND RELATED AGREEMENTS:
     Oglethorpe and GPC have entered into agreements providing for the purchase and subsequent joint operation of certain of GPC's electric generating plants and transmission facilities. A summary of Oglethorpe's plant investments and related accumulated depreciation as of December 31, 1994 is as follows:

-------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                      Accumulated
Plant                                   Investment          Depreciation
-------------------------------------------------------------------------------
IN-SERVICE
  Owned property
     Vogtle Units No. 1 & No. 2
          (NUCLEAR -- 30% OWNERSHIP)    $ 2,777,466           $  524,066
     Hatch Units No. 1 & No. 2
          (NUCLEAR -- 30% OWNERSHIP)        513,198              183,895
     Wansley Units No. 1 & No. 2
          (FOSSIL -- 30% OWNERSHIP)         166,229               81,541

     Scherer Unit No. 1
          (FOSSIL -- 60% OWNERSHIP)         427,162              174,621
     Tallassee (Harrison Dam)
          (HYDRO -- 100% OWNERSHIP)           9,277                1,463
          Wansley (COMBUSTION TURBINE --
               30% OWNERSHIP)                 3,665                1,044
          Transmission and distribution
          plant                             791,314              159,415
          Other                             112,905               31,027

     Property under capital lease
          Scherer Unit No. 2
               (FOSSIL -- 60% LEASEHOLD)    299,083               74,746
                                        -----------          -----------
TOTAL IN-SERVICE                        $ 5,100,299          $ 1,231,818
                                        -----------          -----------
                                        -----------          -----------

CONSTRUCTION WORK IN PROGRESS
     Rocky Mountain
               (HYDRO -- 73.4%
                OWNERSHIP*)               $ 498,832
     Generation improvements                 18,908
     Transmission and distribution
     plant                                   19,699
     Other                                    1,350
                                        -----------
TOTAL CONSTRUCTION WORK IN PROGRESS      $  538,789
                                        -----------
                                        -----------

* Estimated ownership percentage as of December 31, 1994. Ownership percentage at project completion is expected to be approximately 75%.
-------------------------------------------------------------------------------

     In 1988, Oglethorpe acquired from GPC an undivided ownership interest in the Rocky Mountain Project, a pumped storage hydroelectric facility (Rocky Mountain). Under the Rocky Mountain agreements, Oglethorpe assumed responsibility for construction of the facility, which was commenced by GPC. Under the agreements, GPC retained its current investment in Rocky Mountain. The ultimate ownership interests of Oglethorpe and GPC in the facility will be based on the ratio of each party's direct construction costs to total project direct construction costs with certain adjustments. It is expected that the ownership interests of Oglethorpe and GPC in Rocky Mountain at project completion will be approximately 75% and 25%, respectively. Rocky Mountain is subject to a license issued by FERC to Oglethorpe and GPC. This license requires that construction be completed by June 1, 1996. The current schedule anticipates commercial operation by the summer of 1995. Rocky Mountain was approximately 98.1% complete as of December 31, 1994.
     Oglethorpe is financing its share of Rocky Mountain from the proceeds of an RUS-guaranteed loan funded through the FFB. As of December 31, 1994, a total of approximately $285,000,000 remained available to be drawn as permanent financing for Rocky Mountain. Such amount is considered more than adequate by Oglethorpe to complete the project. The obligation to advance funds under the FFB loan commitment, however, is subject to certain conditions, including the requirement that Oglethorpe maintain an annual TIER of at least 1.0 and that the RUS shall not have determined that there has occurred any material adverse change in the assets, liabilities, operations, or financial condition of Oglethorpe or any circumstances involving the nature or operation of the business of Oglethorpe. In management's opinion, no such material adverse change has occurred.
     Oglethorpe is engaged in a continuous construction program and, as of December 31, 1994, estimates property additions (including capitalized interest) to be approximately $177,000,000 in 1995, $125,000,000 in 1996 and $129,000,000
in 1997, primarily for construction of Rocky Mountain and replacements and additions to generation and transmission facilities.
     Primarily as a result of its ownership of a majority interest in Rocky Mountain, Oglethorpe determined that the Pickens County Pumped Storage Hydroelectric Project was not needed within its present planning horizon. Accordingly, Oglethorpe is amortizing the accumulated project costs in excess of the value of the land purchased. The remaining unamortized project costs of approximately $16,905,000 are reflected as deferred charges on the accompanying balance sheets. Oglethorpe's Board of Directors has authorized that these project costs be amortized and fully recovered through future rates over a period of 15 years beginning in 1992.
     As a result of the availability of long-term capacity purchases at similar costs but with reduced risks to Oglethorpe and its Members, Oglethorpe determined that the Smarr Combustion Turbine Project was not needed within the present planning horizon. Therefore, Oglethorpe will write off the accumulated project costs in excess of the current value of the land purchased. These project costs of $9,437,000 have been reclassified from electric plant in service to deferred charges on the accompanying balance sheets. Oglethorpe's Board of Directors has authorized that these project costs be amortized and fully recovered through future rates over a period of 15 years beginning in 1995.
     In April 1982, Oglethorpe sold to three purchasers certain of the income tax benefits associated with Scherer Unit No.1 and related common facilities pursuant to the safe harbor lease provisions of the Economic Recovery Tax Act of 1981. Oglethorpe received a total of approximately $110,000,000 from the safe harbor lease transactions. Oglethorpe accounts for the proceeds as a deferred credit, sale of income tax benefits, and is amortizing the amount over the 20-year term of the leases.
     In October 1989, Oglethorpe sold to GPC a 24.45% ownership interest in the Plant Scherer common facilities as required under the Plant Scherer Purchase and Ownership Agreement to adjust its ownership in the Scherer units. Oglethorpe realized a gain on the sale of $50,600,000. RUS and Oglethorpe's Board of Directors approved a plan whereby this gain was deferred and was amortized over 60 months ending in September 1994.
     Oglethorpe's proportionate share of direct expenses of joint operation of the above plants is included in the corresponding operating expense captions (e.g., fuel, production or depreciation) on the accompanying statements of revenues and expenses.


7. EMPLOYEE BENEFIT PLANS:
     Oglethorpe has a noncontributory defined benefit pension plan covering substantially all employees. Oglethorpe's pension cost was approximately $1,262,000 in 1994, $1,038,000 in 1993 and $362,000 in 1992. For 1992, pension cost was reduced by a $539,000 net gain from a plan curtailment. The plan curtailment resulted from a workforce reduction undertaken in the second quarter of 1992. Plan benefits are based on years of service and the employee's compensation during the last ten years of employment. Oglethorpe's funding policy is to contribute annually an amount not less than the minimum required by the Internal Revenue Code and not more than the maximum tax deductible amount.
     The plan's pension cost recognized in 1994, 1993 and 1992 is shown as follows:

-------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                  1994           1993           1992
-------------------------------------------------------------------------------
Pension cost was comprised of the
   following
      Service cost -- benefits earned
         during the year              $ 1,084          $   884        $   854
      Interest cost on projected
         benefit obligation               714              617            535
      Actual return on plan assets        387             (698)          (424)
      Net amortization and deferral      (911)             247            (64)
      Net gain from a plan
         curtailment                      (12)             (12)          (539)
                                      --------         --------        --------
Net pension cost                      $  1,262         $  1,038        $  362
                                      --------         --------        --------
                                      --------         --------        --------
-------------------------------------------------------------------------------

     The plan's funded status in Oglethorpe's financial statements as of December 31, 1994 and 1993 were as follows:

-------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                    1994                1993
-------------------------------------------------------------------------------
Actuarial present value of accumulated
     plan benefits
          Vested                        $  5,281            $  5,237
          Nonvested                          380                 407
                                        --------            --------
                                        $  5,661            $  5,644
                                        --------            --------
                                        --------            --------

Projected benefit obligation            $ (9,276)           $ (9,920)
Plan assets at fair value                  7,282               6,911
                                        ---------           ---------
Projected benefit obligation in
     excess of plan assets                (1,994)             (3,009)
Unrecognized net loss (gain) from
     past experience different from
     that assumed and effects
     of changes in assumptions              (861)                390
Prior service cost not yet recognized
     in net periodic pension cost            598                 693
Unrecognized net asset at transition
     date being recognized over
     19 years                               (133)               (145)
                                        ---------           ---------
Pension accrual                         $ (2,390)           $ (2,071)
                                        ---------           ---------
                                        ---------           ---------
-------------------------------------------------------------------------------

     The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations shown above were 8.5% and 5.0% in 1994, and 7.5% and 5.5% in 1993, respectively. The expected long-term rate of return on plan assets was 8% in 1994 and 1993, and the discount rate used in determining the pension expense was 7.5% in 1994 and 8.5% in 1993.
     Oglethorpe has a contributory employee thrift plan covering substantially all employees. Employee contributions to the plan may be invested in one or more of three funds. The employee may contribute, subject to IRS limitations, up to 16% of his annual compensation. Oglethorpe will match the employee's contribution up to one-half of the first 6% of the employee's annual compensation, as long as there is sufficient net margin to do so. Oglethorpe's contributions to the plan were approximately $565,000 in 1994, $503,000 in 1993 and $503,000 in 1992.


8. NUCLEAR INSURANCE:
     GPC, on behalf of all the co-owners of Plants Hatch and Vogtle, is a member of Nuclear Mutual Limited (NML), a mutual insurer established to provide property damage insurance coverage in an amount up to $500,000,000 for members' nuclear generating facilities. In the event that losses exceed accumulated reserve funds, the members are subject to retroactive assessments (in proportion to their participation in the mutual insurer). The portion of the current maximum annual assessment for GPC that would be payable by Oglethorpe, based on ownership share adjusted for sell-back, is limited to approximately $8,060,000 for each nuclear incident.
     GPC, on behalf of all the co-owners of Plants Hatch and Vogtle, is also a member of Nuclear Electric Insurance Limited (NEIL), a mutual insurer, and Oglethorpe has coverage under NEIL II and NEIL III, which provide insurance to cover decontamin-ation, debris removal and premature decommissioning as well as excess property damage to nuclear generating facilities for an additional $2,250,000,000 for losses in excess of the $500,000,000 NML coverage described above. Under the NEIL policies, members are subject to retroactive assessments in proportion to their participation if losses exceed the accumulated funds available to the insurer under the policy. The portion of the current maximum annual assessment for GPC that would be payable by Oglethorpe, based on ownership share adjusted for sell-back, is limited to approximately $14,260,000.
     For all on-site property damage insurance policies for commercial nuclear power plants, the NRC requires that the proceeds of such policies issued or annually renewed on or after April 2, 1991 shall be dedicated first for the sole purpose of placing the reactor in a safe and stable condition after an accident. Any remaining proceeds are next to be applied toward the costs of decontamination and debris removal operations ordered by the NRC, and any further remaining proceeds are to be paid either to the company or to its bond trustees as may be appropriate under the policies and applicable trust indentures.

     The Price-Anderson Act, as amended in 1988, limits public liability claims that could arise from a single nuclear incident to $8,900,000,000, which amount is to be covered by private insurance and agreements of indemnity with the NRC. Such private insurance (in the amount of $200,000,000 for each plant, the maximum amount currently available) is carried by GPC for the benefit of all the co-owners of Plants Hatch and Vogtle. Agreements of indemnity have been entered into by and between each of the co-owners and the NRC. In the event of a nuclear incident involving any commercial nuclear facility in the country involving total public liability in excess of $200,000,000, a licensee of a nuclear power plant could be assessed a deferred premium of up to $79,275,000 per incident for each licensed reactor operated by it, but not more than $10,000,000 per reactor per incident to be paid in a calendar year. On the basis of its sell-back adjusted ownership interest in four nuclear reactors, Oglethorpe could be assessed a maximum of $93,810,000 per incident, but not more than $11,830,000 in any one year.
     Oglethorpe participates in an insurance program for nuclear workers that provides coverage for worker tort claims filed for bodily injury caused at commercial nuclear power plants. In the event that claims for this insurance exceed the accumulated reserve funds, Oglethorpe could be subject to a total maximum assessment of $3,320,000.
     All retrospective assessments, whether generated for liability or property, may be subject to applicable state premium taxes.


9. POWER PURCHASE AND SALE AGREEMENTS:
     Oglethorpe has entered into long-term power purchase agreements with GPC, Big Rivers Electric Corporation (Big Rivers), and Entergy Power, Inc. (EPI). Under the agreement with GPC, Oglethorpe will purchase on a take-or-pay basis 1,250 megawatts (MW) of capacity through the period ending August 31, 1996. Effective September 1, 1996, Oglethorpe will purchase 1,000 MW of capacity through the period ending December 31, 2002, subject to reductions or extension with proper notice. The Big Rivers agreement commenced in August 1992 and is effective through July 2002. Oglethorpe is obligated under this agreement to purchase on a take-or-pay basis 100 MW of firm capacity and certain minimum energy amounts associated with that capacity. The EPI agreement commenced in July 1992, has a term of ten years and represents a take-or-pay commitment by Oglethorpe to purchase 100 MW of capacity.
     Oglethorpe has a contract with Hartwell Energy Limited Partnership for the purchase of approximately 300 MW of capacity for a 25-year period commencing in April 1994.
     Oglethorpe has entered into a short-term seasonal power purchase agreement with Florida Power Corporation. Under the agreement, Oglethorpe will purchase 50 MW of capacity on a take-or-pay basis for the period June 1, 1997 through September 30, 1997 and 275 MW for the period June 1, 1998 through September 30, 1998.
     As of December 31, 1994, Oglethorpe's minimum purchase commitments under the above agreements, without regard to capacity reductions or adjustments for changes in costs, for the next five years are as follows:



-------------------------------------------------------------------------------
     YEAR ENDING DECEMBER 31,           (DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------
          1995                                    $ 153,270
          1996                                      148,735
          1997                                      138,243
          1998                                      145,248
          1999                                      144,261
-------------------------------------------------------------------------------

     Oglethorpe's power purchases from these agreements amounted to approximately $182,965,000 in 1994, $192,059,000 in 1993 and $192,321,000 in
1992.
     Oglethorpe has entered into an agreement with Alabama Electric Cooperative to sell 100 MW of capacity for the period June 1998 through December 2005.


10. QUARTERLY FINANCIAL DATA (UNAUDITED):
  Summarized quarterly financial information for 1994 and 1993 is as follows:

-------------------------------------------------------------------------------
                              First      Second   Third     Fourth
     (DOLLARS IN THOUSANDS)   Quarter    Quarter  Quarter   Quarter
-------------------------------------------------------------------------------
1994
   Operating revenues         $267,618  $263,035  $266,818  $258,611
   Operating margin             81,882    75,704    68,087    61,734
   Net margin                   20,184    13,511     4,386   (14,999)

1993
  Operating revenues          $272,143  $283,319  $284,737  $260,461
  Operating margin              93,807    85,945    76,515    68,025
  Net margin                    30,090    10,020       (43)  (14,346)
-------------------------------------------------------------------------------

     Oglethorpe's business is influenced by seasonal weather conditions. The negative net margin for the fourth quarter of 1994 was primarily attributable to the deferral of excess margins. The negative net margin for the fourth quarter of 1993 was attributable to the deferral of excess margins and to the incurrence of certain nonrecurring expenses. For a discussion of the amounts of excess margins deferred, see Note 1.

REPORT OF MANAGEMENT


     The management of Oglethorpe Power Corporation has prepared this report and is responsible for the financial statements and related information. These statements were prepared in accordance with generally accepted accounting principles appropriate in the circumstances and necessarily include amounts that are based on best estimates and judgments of management. Financial information throughout this annual report is consistent with the financial statements.
     Oglethorpe maintains a system of internal accounting controls to provide reasonable assurance that assets are safeguarded and that the books and records reflect only authorized transactions. Limitations exist in any system of internal control based upon the recognition that the cost of the system should not exceed its benefits. Oglethorpe believes that its system of internal accounting control, together with the internal auditing function, maintains appropriate cost/benefit relations.
     Oglethorpe's system of internal controls is evaluated on an ongoing basis by its qualified internal audit staff. The Corporation's independent public accountants (Arthur Andersen LLP) also consider certain elements of the internal control system in order to determine their auditing procedures for the purpose of expressing an opinion on the financial statements.
     Arthur Andersen LLP also provides an objective assessment of how well management meets its responsibility for fair financial reporting. Management believes that its policies and procedures provide reasonable assurance that Oglethorpe's operations are conducted with a high standard of business ethics. In management's opinion, the financial statements present fairly, in all material respects, the financial position, results of operations, and cash flows of Oglethorpe Power Corporation.



T. D. Kilgore
President and Chief Executive Officer



Eugen Heckl
Senior Vice President and
Chief Financial Officer


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of Oglethorpe Power Corporation:

     We have audited the accompanying balance sheets and statements of capitalization of Oglethorpe Power Corporation (a Georgia corporation) as of December 31, 1994 and 1993 and the related statements of revenues and expenses, patronage capital, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of Oglethorpe's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oglethorpe Power Corporation as of December 31, 1994 and 1993 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.
     As explained in Note 3 of notes to financial statements, effective January 1,1994, Oglethorpe Power Corporation changed its method of accounting for certain investments in debt and equity securities. As explained in Note 1 of notes to financial statements, effective January 1, 1993, Oglethorpe changed its method of accounting for income taxes.



                                                  Arthur Andersen LLP
Atlanta, Georgia,
  February 24, 1995.

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

     The Directors and Alternate Directors of Oglethorpe are as follows:

ALTAMAHA EMC

     Jmon Warnock--Director, age 69, is a farmer. He has served on the Board of Directors of Oglethorpe since September 1974. His present term as a Director will expire in March 1995. He is a member of the Finance Committee of Oglethorpe. Mr. Warnock is the President of Altamaha EMC and a Director of Georgia Electric Membership Corporation ("GEMC").

     James D. Musgrove--Alternate Director, age 48, is the General Manager of Altamaha EMC. He has served as an Alternate Director of Oglethorpe since May 1989, with his present term to expire in March 1995. Mr. Musgrove is a Director of Montgomery County Bankshares in Ailey, Georgia.

AMICALOLA EMC

     Charles R. Fendley--Director, age 49, is a Vice President of Jasper Yarn Processing, Inc., which processes yarn. He has served on the Board of Directors of Oglethorpe since November 1993, with his present term to expire in March 1995. Mr. Fendley is the President of Amicalola EMC. He is also a Director of GEMC and a Director of Crescent Bank & Trust Co. in Jasper, Georgia.

     John S. Dean, Sr.--Alternate Director. For a description of Mr. Dean's background and experience, see "Identification of Executive Officers and Senior Executives" below.

CANOOCHEE EMC

     George C. Martin--Director, age 77, is the owner and operator of a farm in Ellabell, Bryan County, Georgia where he raises beef cattle. He also manages timberland in Bryan County, Georgia and rental properties in Savannah and Pembroke, Georgia. Mr. Martin is President of Canoochee EMC. He has served on the Board of Directors of Oglethorpe since March 1977, with his present term to expire in March 1995. From March 1978 to March 1984, he served as Vice President of Oglethorpe.

     Donald F. Kennedy--Alternate Director, age 65, is the General Manager of Canoochee EMC. He has served as an Alternate Director of Oglethorpe since 1985, with his present term to expire in March 1995. He is a member of the GEMC/Oglethorpe External Affairs Committee. Mr. Kennedy is also a Director of the Tattnall Bank in Reidsville, Georgia.

CARROLL EMC

     J. G. McCalmon--Director, age 77, is the owner of a farm in Carrollton, Georgia, where he raises chickens and beef cattle. He has served on the Board of Directors of Oglethorpe since September 1974, with his present term to expire in March 1996. He is Chairman of the Board of Carroll EMC. Mr. McCalmon is also a Director of GEMC, a Director of the Farm Bureau, a Director of Carroll County Sales Barn, and a Director of the Carroll County Chamber of Commerce.

     Gary M. Bullock--Alternate Director, age 53, is President and Chief Executive Officer of Carroll EMC. He has served as an Alternate Director of Oglethorpe since June 1978, and his present term will expire in March 1996. He is a member of the Operations Committee. Mr. Bullock is also the Secretary of Southeastern Data Cooperative, Inc., a Director of the Georgia Cooperative Council and a Director of Carrollton Federal Bank, F.S.B. in Carrollton, Georgia.

CENTRAL GEORGIA EMC

     D. A. Robinson, III--Director, age 54, is the owner and operator of a dairy farm in Griffin, Georgia. He has served on the Board of Directors of Oglethorpe since March 1984, and his present term will expire in March 1995. He serves as Secretary-Treasurer of Central Georgia EMC.

     George L. Weaver--Alternate Director, age 47, has been the President of Central Georgia EMC since 1989. Prior to that time he was General Manager, Manager of Accounting, and Financial Manager. He has served as an Alternate Director of Oglethorpe since 1983, and his present term will expire in March 1995. He is a member of the Operations Committee. He is Vice President of the Board of Directors of Federated Rural Electric Insurance Corporation in Shawnee Mission, Kansas and Chairman of the Board of Directors of Southeastern Data Cooperative. Mr. Weaver is also Chairman of the Butts County Industrial Development Authority and Vice Chairman of the West Central Georgia Private Industry Council. He serves on the Advisory Board of NationsBank of Georgia, N.A.

COASTAL EMC

     James E. Estes--Director, age 59, has served on the Board of Directors of Oglethorpe since March 1982, with his present term to expire in March 1997. He is a member of the Executive Committee. He is also Vice President of the Board of Directors of Coastal EMC. Additionally, he works in avionic maintenance for Georgia Air National Guard, is President of Ways Company, Inc., a real estate development company in Richmond Hill, Georgia, and is a proprietor of Estes Tax Service, an income tax service in Richmond Hill, Georgia.

     Wayne Collins--Alternate Director, age 44, is the General Manager of Coastal EMC and has served as an Alternate Director of Oglethorpe since March 1977. His present term as an Alternate Director will expire in March 1997.

COBB EMC

     Larry N. Chadwick--Director, age 54, is the owner of Chadwick's Hardware in Woodstock, Georgia. He has served on the Board of Directors of Oglethorpe since July 1989, with his present term to expire in March 1995. He is Chairman of the Board of Cobb EMC.

     Dwight Brown--Alternate Director, age 49, is President and Chief Executive Officer of Cobb EMC. He previously served as Vice President of Engineering and Operations for Cobb EMC. He has served as an Alternate Director of Oglethorpe since October 1993, with his present term to expire in March 1995.

COLQUITT EMC

     Simmie King--Director, age 51, is the owner and operator of a farm. He has served on the Board of Directors of Oglethorpe since March 1991, with his present term to expire in March 1996.

     R. L. Gaston--Alternate Director, age 47, is the General Manager of Colquitt EMC. From January 1985 to January 1990, he was Manager of Engineering and Operations for Colquitt EMC. He has served as an Alternate Director of Oglethorpe since February 1990, with his present term to expire in March 1996.

COWETA-FAYETTE EMC

     W. F. Farr--Director, age 82, is a banker. He has served on the Board of Directors of Oglethorpe since March 1975, with his present term to expire in March 1995. He is currently the Chairman of the Oglethorpe Human Resources Management Committee. He has been President of Coweta-Fayette EMC since 1974. He previously served as President of the Fayette State Bank in Peachtree City, Georgia and as a Director and Consultant for Citizens and Southern National Bank, South Metro Board in Atlanta, Georgia. Since June 1985, he has been the owner and President of Pioneer Financial Associates, Inc. in Peachtree City, Georgia.

     Michael C. Whiteside--Alternate Director, age 52, has been General Manager of Coweta-Fayette EMC since August 1983. He previously served as Administrative Assistant of Coweta-Fayette EMC. He has served as an Alternate Director of Oglethorpe since September 1983, with his present term to expire in March 1995.

EXCELSIOR EMC

     Vacant--Director

     Gary T. Drake--Alternate Director, age 46, is the General Manager of Excelsior EMC. He has served as an Alternate Director of Oglethorpe since January 1979, with his present term to expire in March 1997. He was Secretary-Treasurer of Oglethorpe from March 1984 through March 1989. He is currently a member of the Operations Committee. Mr. Drake is also a Director of GEMC and a Director of Pineland State Bank in Metter, Georgia.

FLINT EMC

     Jeff S. Pierce, Jr.--Director, age 63, has served on the Board of Directors of Oglethorpe since June 1992, with his present term to expire in March 1997.
He has served as a Director of Flint EMC since 1964. He previously served 28 years as Chief Executive Officer and as a Director for the First Federal Savings and Loan Association in Warner Robins, Georgia. He is also a Director of GEMC.

     Harold B. Smith--Alternate Director, age 59, has been employed as General Manager of Flint EMC since November 1978. He has served as an Alternate Director of Oglethorpe since 1978, with his present term to expire in March 1997. He is currently a member of the Planning and Construction Committee of Oglethorpe and Chairman of the GEMC/Oglethorpe External Affairs Committee.

GRADY EMC

     Donald C. Cooper--Director, age 64, is the owner, operator and President of Cooper Farms, Inc., a farm in Grady County, Georgia where he grows row crops and raises cattle. He has served on the Board of Directors of Oglethorpe since March 1975, with his present term to expire in March 1996.

     Thomas A. Rosser--Alternate Director, age 47, has been employed as General Manager of Grady EMC since January 1992. He has served as an Alternate Director of Oglethorpe since January 1992, with his present term to expire in March 1996. Mr. Rosser is also a Director of the Cairo Banking Company in Cairo, Georgia.

GREYSTONE POWER CORPORATION, AN EMC

     J. Calvin Earwood--Director. For a description of Mr. Earwood's background and experience, see "Identification of Executive Officers and Senior Executives" below.

     Tim B. Clower--Alternate Director, age 58, is President and Chief Executive Officer of GreyStone Power Corporation, an EMC. He has served as an Alternate Director of Oglethorpe since September 1974, with his present term to expire in March 1995. Mr. Clower serves on the Boards of Directors of Citizens & Merchants State Bank and GEMC Workers' Compensation Fund.

HABERSHAM EMC

     Herbert Church--Director, age 58, is a logging contractor. He has served on the Board of Directors of Oglethorpe since August 1991, with his present term to expire in March 1996. He has been a Director of Habersham EMC since 1977.

     William E. Canup--Alternate Director, age 59, is the General Manager of Habersham EMC. Mr. Canup was Manager of Engineering/Operations of Habersham EMC from 1979 to 1984 and served as Assistant Manager of Habersham EMC from 1984 to 1986. He has served as an Alternate Director of Oglethorpe since July 1986, with his present term to expire in March 1996.

HART EMC

     Mac F. Oglesby--Director, age 62, served as Assistant Secretary-Treasurer of Hart EMC from July 1986 through December 1987, when he was appointed President. He has served as a Director of Oglethorpe since February 1987, with his present term to expire in March 1997. He is currently a member of the Planning and Construction Committee and the Wholesale Power Contract Oversight Committee of Oglethorpe. He also was a U.S. Postal Service Rural Carrier for 30 years.

     Grooms Johnson--Alternate Director, age 65, has been the General Manager of Hart EMC since March 1991. Prior to that time, he served as Assistant Manager of Hart EMC. He has served as an Alternate Director of Oglethorpe since March 1991, with his present term to expire in March 1997. Mr. Johnson is also a Director of Bank of Hartwell in Hartwell, Georgia.

IRWIN EMC

     Benny W. Denham--Director. For a description of Mr. Denham's background and experience, see "Identification of Executive Officers and Senior Executives" below.

     Harold Randall Crenshaw--Alternate Director, age 43, has been the General Manager of Irwin EMC since February 1988. He has served as an Alternate Director of Oglethorpe since February 1988, with his present term to expire in March 1995. He is Chairman and past Vice Chairman of the Finance Committee of Oglethorpe. Mr. Crenshaw was Office Manager of Irwin EMC from 1974 to 1988.

JACKSON EMC

     E. L. McLocklin--Director, age 82, is a cattle farmer. He is also Chairman of the Board of Directors of Jackson EMC. He has served as a Director of Oglethorpe since October 1989, with his present term to expire in March 1996.

     Randall Pugh--Alternate Director, age 51, is President and Chief Executive Officer of Jackson EMC. From August 1984 to January 1988 he was General Manager of Jackson EMC. He was also General Manager of Walton EMC from 1977 to August 1984. He has served as an Alternate Director of Oglethorpe since 1977. His present term as Alternate Director will expire in March 1996. He is currently a member of the Finance Committee. Mr. Pugh is also a Director of the First National Bank of Jackson County in Jefferson, Georgia.

JEFFERSON EMC

     Sam Rabun--Director, age 63, is part owner of a livestock farm. He has served as a Director of Oglethorpe since March 1993, with his present term to expire in March 1996. Mr. Rabun is the President of Jefferson EMC.

     Ralph E. Lewis--Alternate Director, age 50, has been the General Manager of Jefferson EMC since 1979. He has served as an Alternate Director of Oglethorpe since 1979, with his present term to expire in March 1996. He is also President of the GEMC Workers' Compensation Fund.

LAMAR EMC

     E. J. Martin, Jr.--Director, age 67, is the owner of the Country Kitchen restaurant in Barnesville, Georgia. He is a retired tax assessor and appraiser for Lamar County. He has served on the Board of Directors of Oglethorpe since March 1982, with his present term to expire in March 1997. He is a member of the GEMC/Oglethorpe Human Resources Management Committee. Mr. Martin is the President of Lamar EMC and a Director of GEMC.

     J. Raleigh Henry--Alternate Director, age 44, is General Manager of Lamar EMC. Prior to becoming General Manager, he served as Office Manager of Lamar EMC. He has served as an Alternate Director of Oglethorpe since 1990, with his present term to expire in March 1997.

LITTLE OCMULGEE EMC

     Jim M. Knight--Director, age 59, is owner and manager of Knight Farms. He has served on the Board of Directors of Oglethorpe since April 1994, with his present term to expire in March 1997. Mr. Knight is also a Director of Little Ocmulgee EMC.

     A. Arnold Horton--Alternate Director, age 48, is the General Manager of Little Ocmulgee EMC. He previously served as Manager of Engineering and Operations and has been with Little Ocmulgee EMC since 1983. Mr. Horton is a member of Oglethorpe's Planning and Construction Committee. He has served as the Alternate Director of Oglethorpe since March 1993, with his present term to expire in March 1997.

MIDDLE GEORGIA EMC

     Ronnie Fleeman--Director, age 60, is a self-employed land and timber developer. He has served on the Board of Directors of Oglethorpe since 1990. His present term as a Director will expire in March 1995. He is a member of the Oglethorpe Human Resources Management Committee.

     Charles Hugh Richardson--Alternate Director, age 41, has been General Manager of Middle Georgia EMC since June 1983. From January 1983 to June 1983, he was Acting General Manager of Middle Georgia EMC, and from September 1976 to January 1983, he was Manager of Engineering at Middle Georgia EMC. He has served as an Alternate Director of Oglethorpe since 1983, with his present term to expire in March 1995.

MITCHELL EMC

     D. Lamar Cooper--Director, age 59, operates a dairy farm. He has served on the Board of Directors of Oglethorpe since September 1974. His present term as a Director will expire in March 1996. He is a member of the Operations Committee of Oglethorpe.

     Gerald Freehling--Alternate Director, age 51, has been General Manager of Mitchell EMC since September 1987. Since that time, he has served as an Alternate Director of Oglethorpe. His present term expires in March 1996. He previously served as General Manager of Steuben Rural Electric Cooperative in Bath, New York.

OCMULGEE EMC

     Barry H. Martin--Director, age 46, is a farmer. He has served on the Board of Directors of Oglethorpe since March 1983. His present term as a Director expires in March 1997. Mr. Martin is the President of Ocmulgee EMC.

     Dennis Grenade--Alternate Director, age 54, has been employed by Ocmulgee EMC since December 1957. He has been General Manager since October 1987 and was previously Acting Manager and Manager of Operations. He has served as an Alternate Director since October 1987, and his present term expires in March 1997. He is a member of the Planning & Construction Committee.

OCONEE EMC

     John B. Floyd, Jr.--Director, age 52, has served on the Board of Directors of Oglethorpe since March 1980, with his present term to expire in March 1996. He is the Vice Chairman of the Board of Oconee EMC and is a Director of CFC.

     Preston L. Johnson--Alternate Director, age 60, is President and Chief Executive Officer of Oconee EMC. He has served as an Alternate Director of Oglethorpe since September 1974, with his present term to expire in March 1996. He was Secretary-Treasurer of Oglethorpe from September 1974 to March 1984. He is currently a member of the Oglethorpe Finance Committee.

OKEFENOKE RURAL EMC

     Steve Rawl, Sr.--Director, age 48, has been President of Rawls, Inc., a gift shop, since 1972. He has served as a Director of Oglethorpe since September 1993, with his present term to expire in March 1997. He is also a Director of GEMC.

     W. Don Holland--Alternate Director, age 44, is General Manager of Okefenoke Rural EMC. He has served as an Alternate Director of Oglethorpe since 1979, with his present term to expire in March 1997. He was formerly General Manager of Little Ocmulgee EMC. He is currently Chairman of the Planning and Construction Committee of Oglethorpe.

PATAULA EMC

     James Grubbs--Director, age 72, is a farmer. He is involved with fertilizer and chemical sales, and operates an air spray service and a peanut purchasing plant. He has served on the Board of Directors of Oglethorpe since

March 1983. His present term as a Director will expire in March 1996. He is a member of the Finance Committee of Oglethorpe.
     Gary W. Wyatt--Director, age 42, is General Manager of Pataula EMC. He has served as an Alternate Director of Oglethorpe since July 1986, with his present term to expire in March 1996. He previously was Operations Manager and Assistant Operations Superintendent of Coosa Valley Electric Cooperative.

PLANTERS EMC

     Sammy M. Jenkins--Director, age 68, is in the farm machinery business and has been President of Jenkins Ford Tractor Co., Inc. since 1973. He has served on the Board of Directors of Oglethorpe since March 1988, with his present term to expire in March 1997. He is Vice President of Planters EMC. He was Vice Chairman of the Board of Oglethorpe from March 1989 to March 1990.

     Ellis H. Lovett--Alternate Director, age 59, is General Manager of Planters EMC and has served as an Alternate Director of Oglethorpe since 1983. His present term as an Alternate Director will expire in March 1997. He is a member of the Operations Committee of Oglethorpe.

RAYLE EMC

     J.M. Sherrer--Director, age 59, is the owner of a grocery, hardware, gas and feed store. He has served on the Board of Directors of Oglethorpe since September 1993, with his present term to expire in March 1997.

     Wayne Poss--Alternate Director, age 49, has served as General Manager of Rayle EMC since December 1992. Prior to that time, he served as Manager of Engineering for Rayle EMC. He has served as an Alternate Director to Oglethorpe since February 1993, with his present term to expire in March 1997. He is a member of the GEMC/Oglethorpe External Affairs Committee.

SATILLA RURAL EMC

     Jack D. Vickers--Director, age 77, is the owner and operator of a farm in Coffee County, Georgia. He has served on the Board of Directors of Oglethorpe since March 1975. His present term will expire in March 1997.

     R. Lehman Lanier--Alternate Director, age 75, is President and Chief Executive Officer of Satilla Rural EMC. He has served as an Alternate Director of Oglethorpe since September 1974, and his present term expires in March 1997. He is a member of the Operations Committee of Oglethorpe. He is also a Director of Southeastern Data Cooperative, Inc.

SAWNEE EMC

     C. W. Cox, Jr.--Director, age 67, is the owner of Cox Digging & Grading, a general contracting sole proprietorship. He has served as a member of the Board of Directors of Oglethorpe since February 1987, with his present term to expire in March 1997.

     Michael A. Goodroe--Alternate Director, age 38, is Executive Vice President and General Manager of Sawnee EMC. He previously served as Assistant General Manager of Sawnee EMC. He has served as an Alternate Director of Oglethorpe since 1990, with his present term to expire in March 1997. He is a member of the Oglethorpe Finance Committee.

SLASH PINE EMC

     Johnnie Crumbley--Director, age 72, is President of Slash Pine EMC. He retired in 1982 from the Seaboard Coastline System. He has served as a member of the Board of Directors of Oglethorpe since March 1978, with his present term to expire in March 1996. He is also a Director of GEMC.

     Edward Teston--Alternate Director, age 60, is Manager of Slash Pine EMC. He has served as an Alternate Director of Oglethorpe since 1985, with his present term to expire in March 1996.

SNAPPING SHOALS EMC

     Jarnett W. Wigington--Director, age 62, is a self-employed wallpapering contractor. He has served on the Board of Directors of Oglethorpe since 1990. His present term expires in March 1997.

     J. E. Robinson--Alternate Director, age 75, is President, Chief Executive Officer and Manager of Snapping Shoals EMC. He has been Manager of Snapping Shoals EMC since 1953. He has served as an Alternate Director of Oglethorpe since September 1974, with his present term to expire in March 1997.
Mr. Robinson is also a Director of the First National Bank of Newton County.

SUMTER EMC

     Bob Jernigan--Director, age 67. He has served as a Director of Oglethorpe since March 1976, with his present term to expire in March 1996. He served as Vice Chairman of the Board of Directors of Oglethorpe from March 1990 to March 1993. He is currently a member of the Executive Committee. He is the President of Sumter EMC and a Director of GEMC.

     James T. McMillan--Alternate Director, age 45, is President and Chief Executive Officer of Sumter EMC. He was appointed General Manager of Sumter EMC in 1984. The General Manager title was changed to President/CEO in 1994. Prior to that time, he served as Manager of the Staff Services Department of Sumter EMC, Manager of the Construction and Maintenance Department of Sumter EMC, and Manager of the Office Services Department of Sumter EMC. He has served as an Alternate Director of Oglethorpe since 1984, with his present term to expire in March 1996.

THREE NOTCH EMC

     C. Willard Mims--Director, age 48, is a farmer. He has served on the Board of Directors since 1991, with his present term to expire in March 1996. He is a member of the GEMC/Oglethorpe External Affairs Committee. He is also a Director of GEMC.

     Carlton O. Thomas--Alternate Director, age 47, has been General Manager of Three Notch EMC since 1990. Prior to that time, he served as Office Manager of Three Notch EMC. He has served as an Alternate Director of Oglethorpe since 1990, with his present term to expire in March 1996. He is also a Director of First Federal Savings Bank of Southwest Georgia.

TRI-COUNTY EMC

     James E. Dooley--Director, age 68, is self-employed in the real estate business. He has served on the Board of Directors of Oglethorpe since November 1986, with his present term to expire in March 1996. Prior to his retirement in 1982, he was employed as a Director in the U.S. Department of Agriculture.

     Carol Robertson--Alternate Director, age 46, is the General Manager of Tri-County EMC. She has served as an Alternate Director of Oglethorpe since July 1988, with her present term to expire in March 1996. She is a member of the GEMC/Oglethorpe External Affairs Committee.

TROUP EMC

     Willis T. Woodruff--Director, age 69, is a self-employed cattleman. He has served on the Board of Directors of Oglethorpe since March 1987, with his present term to expire in March 1995. Mr. Woodruff is currently a member of the Oglethorpe Human Resources Management Committee. He is also a Director of GEMC.

     Wayne Livingston--Alternate Director, age 43, has been the Executive Vice President and General Manager of Troup EMC since August 1987. Prior to that time, he was General Manager of Ocmulgee EMC. He has served as an Alternate Director of Oglethorpe since 1978, with his present term to expire in March 1995. He is a member of the Finance Committee.

UPSON COUNTY EMC

     Hubert Hancock--Director, age 78, has been President of the Upson County EMC for the past 33 years. He has served as a Director of Oglethorpe since September 1974, serving as Vice President from 1975 to 1978, as President from March 1984 to July 1986, and as Chairman of the Board from July 1986 to March 1989. His present term as Director expires in March 1995, and he currently serves on the Executive Committee of Oglethorpe. Prior to his involvement with Oglethorpe and Upson County EMC, Mr. Hancock was a general farmer as well as a peach farmer and cattle farmer. Mr. Hancock is also a Director of West Central Georgia Bank in Thomaston, Georgia, Chairman of Upson County Hospital Authority.

     Walter E. Hammond--Alternate Director, age 63, is General Manager of Upson County EMC. He has served as an Alternate Director of Oglethorpe since 1978, and his present term will expire in March 1995.

WALTON EMC

     Hendrix B. Wiley, Jr., Age 50, is a retired dairy farmer. He has served on the Board of Directors of Oglethorpe since August 1994, with his present term to expire in March 1995. Mr. Wiley is also a director of Walton EMC.

     D. Ronnie Lee--Alternate Director, age 46, has been General Manager of Walton EMC since August 1993. Prior to that time, he served as Manager of Engineering and Operations from January 1979 to August 1993 for Walton EMC. He has served as an Alternate Director of Oglethorpe since September 1993, with his present term to expire in March 1995.

WASHINGTON EMC

     W. W. Archer--Director, age 63, is a self-employed insurance agent and cattle farmer. He has served on Oglethorpe's Board of Directors since September 1987, and his present term expires in March 1995. He is also a Director of the Bank of Hancock County in Sparta, Georgia.

     Robert S. Moore, Sr.--Alternate Director, age 65, has been General Manager of Washington EMC since April 1982. Prior to that time, he was Assistant General Manager of Washington EMC. He has served as an Alternate Director of Oglethorpe since 1982, with his present term to expire in March 1995. He is a member of the Planning and Construction Committee of Oglethorpe.


(b)  IDENTIFICATION OF EXECUTIVE OFFICERS AND SENIOR EXECUTIVES:

     Oglethorpe is managed and operated under the direction of a President and Chief Executive Officer, who is appointed by the Board of Directors. The executive officers of Oglethorpe and their principal occupations are as follows:

     J. Calvin Earwood, Chairman of the Board, age 53, has served as a principal executive officer of Oglethorpe since March 1984 (from March 1984 to July 1986, as Vice President; from July 1986 to March 1989, as Vice Chairman of the Board; and since March 1989, as Chairman of the Board). Mr. Earwood has served as a Director of Oglethorpe since March 1981, with his present term to expire in March 1995. He is currently the Chairman of the Executive Committee of Oglethorpe and a member of the Oglethorpe Human Resources Management Committee. He was previously a member of the Operations Review Committee of Oglethorpe. From 1965 through 1982, Mr. Earwood was a salesman and part owner of Builders Equipment Company. Since January 1983, he has been the owner and President of Sunbelt Fasteners, Inc., which sells specialty tools and fasteners to the commercial construction trade. He is also Vice Chairman of the Board of Directors of Community Trust Bank in Hiram, Georgia and a Director of GreyStone Power Corporation.

     Benny W. Denham--Vice Chairman of the Board, age 64, has served as a principal executive officer of Oglethorpe since March 1993. He has served as a member of Oglethorpe's Executive Committee and on the Board of Directors of Oglethorpe since December 1988. His present term will expire in March 1995. He was previously a member of the Power Planning and Technical Advisory Committee of Oglethorpe. He is also the past President of GEMC and currently serves on GEMC's Executive Committee and is a Director of Community National Bank in Ashland, Georgia. Mr. Denham is a Director of Irwin EMC.

     John S. Dean, Sr., Secretary-Treasurer, age 55, has served as Secretary-Treasurer of Oglethorpe since March 1989. He has served as an Alternate Director of Oglethorpe since 1975, with his present term to expire in March 1995. He is currently a member of the Executive Committee. He previously served on Oglethorpe's Operations Review Committee and Finance Committee.
Mr. Dean has been General Manager/Chief Executive Officer of Amicalola EMC since 1974. Prior to his employment with Amicalola EMC, he was Controller of Pickens General Hospital. Currently, he is on the Board of Directors of Southeastern Data Cooperative, Inc., Crescent Bank & Trust Company, CoBank, and GEMC Workers' Compensation Fund. Mr. Dean has a BA degree in Accounting from the University of Georgia.

     T. D. Kilgore, President and Chief Executive Officer, age 47, has served as an executive of Oglethorpe since July 1984 (from July 1984 to July 1986, as Division Manager, Power Supply; July 1986 to July 1991, as Senior Vice President, Power Supply; and since July 1991, as President and Chief Executive Officer). Mr. Kilgore served as Executive Vice President of GEMC from December 1991 to June 1992. He has served as President and Chief Executive Officer of GEMC from June 1992 until the present. Mr. Kilgore has over 20 years of experience, including five years in senior management positions with Arkansas Power & Light Co. and seven years as a civilian employee with the Department of the Army in positions ranging from reliability engineering to construction management. Mr. Kilgore has served on various industry committees including Electric Power Research Institute's Board of Directors and its Advanced Power Systems Division and Coal System Division Advisory Committees. He has also served on the Boards of Directors of the U.S. Committee for Energy Awareness, the Advanced Reactor Corporation, on the Edison Electric Institute's Power Plant Availability Improvement Task Force and the Nuclear Power Oversight Committee. Mr. Kilgore currently serves on the Board of Directors of the Georgia Chamber of Commerce and on the National Rural Electric Cooperative Association's Power and Generation Committee. Mr. Kilgore has a BS degree in mechanical engineering from the University of Alabama, where he has been recognized as a Distinguished Engineering Fellow, and an ME degree in industrial engineering from Texas A&M.

     The senior executives assisting Mr. Kilgore, their areas of responsibility and a brief summary of their experience are as follows:

     David L. Self, Senior Vice President and Group Executive, System Operations, age 66, has served as an executive of Oglethorpe since August 1991 (from August 1991 to November 1991, as Senior Vice President, Power Supply; from November 1991 to February 1994, Senior Vice President, Operations; and since February 1994, as Senior Vice President and Group Executive, Generation).
Mr. Self joined Oglethorpe in February 1988 as the corporation's on-site representative at Plant Hatch after 30 years in the United States Navy and five years with Illinois Power Company. He has a BS degree from Saint Mary's College in California.

     Clarence Mitchell, Vice President and Group Executive, Generation, age 41, has served as an executive of Oglethorpe since January 1995. Prior to that time, Mr. Mitchell served as Assistant to the Senior Vice President for Generation from February 1994 to December 1994; Manager of Corporate Planning from September 1992 to January 1994; Manager of Construction from January 1992 to August 1992; Program Director of Technical Services (environmental, survey and mapping, land acquisition and R&D) from January 1989 to December 1991; and from April 1981 to December 1988 held various positions in the generation area, including supervisor, project engineer and generation engineer. Before coming to Oglethorpe, Mr. Mitchell spent four years as a field engineer with General Electric Company and worked various installation and maintenance projects related to coal, nuclear, gas and oil-fired generation. Mr. Mitchell has an MS degree in Management from Georgia State University, a BS degree in Mechanical Engineering from Georgia Institute of Technology and a BS degree in Interdisciplinary Science from Morehouse College. Mr. Mitchell is presently the Oglethorpe representative on both the Nuclear Managing Board and the Plant Scherer Managing Board. For information about the Managing Boards see "CO-OWNERS OF THE PLANTS AND THE PLANT AND TRANSMISSION AGREEMENTS -- The Plant Agreements" in Item 1.

     Wylie H. Sanders, Vice President and Group Executive, Transmission, age 58, joined Oglethorpe in January 1994 after 35 years of utility experience, including 20 years in management positions with Florida Power & Light Company. Prior to coming to Oglethorpe, he served as Division Commercial Manager from April 1973 to August 1983; as District General Manager from August 1983 to July 1991; and as Director of Transmission from July 1991 to September 1993 with Florida Power & Light. Mr. Sanders has a Bachelor's degree in Industrial Engineering from Georgia Institute of Technology and has participated in Harvard University's postgraduate Program for Management Development. Mr. Sanders is presently an Oglethorpe representative on the Joint Committee. For information about the Joint Committee, see "CO-OWNERS OF THE PLANTS AND THE PLANT AND TRANSMISSION AGREEMENTS -- The Joint Committee Agreement" in Item 1. Mr. Sanders is a member of the Board of Trustees of Southern Tech Foundation, Inc.

     Nelson G. Hawk, Vice President and Group Executive, Marketing, age 45, joined Oglethorpe in February 1994 after almost 24 years of electric utility experience. Prior to coming to Oglethorpe, he held various management positions with Florida Power & Light Company and related subsidiaries, including as Director of Regulatory Affairs at Florida Power & Light from October 1993 to January 1994; as Director of Market Planning from July 1991 to September 1993; and as Director of Strategic Business and President of FPL Enersys Services, Inc. (a utility subsidiary providing energy services to commercial/industrial customers) from April 1989 to June 1991. Mr. Hawk has a BS degree in Electrical Engineering from Georgia Institute of Technology and an MBA degree from Florida International University.

     W. Clayton Robbins, Senior Vice President and Group Executive, Support Services, age 48, has served as an executive of Oglethorpe since December 1991 (from December 1991 to February 1994, as Vice President, Corporate Performance, and since February 1994, as Senior Vice President and Group Executive, Support Services). Prior to that time, Mr. Robbins served as Department Manager, Project Services, from September 1986 to November 1988; as Program Director, Marketing Research and Analysis, from November 1988 to December 1989; and as Vice President, Marketing Research and Analysis, from December 1989 to December 1991. Before coming to Oglethorpe, Mr. Robbins spent 17 years with the Stearns-Catalytic World Corporation and various subsidiaries, including 13 years in management positions responsible for Human Resources, Information Systems, Contracts, Insurance, Accounting, and Project Controls. Mr. Robbins has a BA degree in Business Administration from the University of North Carolina at Charlotte.

     Eugen Heckl, Senior Vice President and Chief Financial Officer, age 60, has served as an executive of Oglethorpe since March 1975 (from March 1975 to July 1986, as senior finance and accounting executive; from July 1986 to February 1994 as Senior Vice President, Finance; and since February 1994, as Senior Vice President and Chief Financial Officer). Mr. Heckl has over 30 years of experience, including ten years as a consultant and auditor to electric utilities with Arthur Andersen & Co. and two years as Secretary-Treasurer of Davis Brothers, Inc. Mr. Heckl is a Certified Public Accountant in Georgia and has a BS degree in accounting from Samford University and an MBA degree from Emory University. Mr. Heckl has served as a Director of the GEMC Federal Credit Union since 1983, and as its Chief Financial Officer since 1984.

     G. Stanley Hill, Senior Vice President and Staff Executive, age 59, has served as an executive of Oglethorpe since October 1975 (from October 1975 to November 1988, as Director of Planning, Director of Power Supply and Planning, Division Manager, Power Supply and Engineering, Division Manager, Engineering, Senior Vice President, Planning and System Operations; from November 1988 to November 1991, as Senior Vice President, Administration; from November 1991 to February 1994, as Senior Vice President, Marketing and Customer Service and since February 1994, as Senior Vice President and Staff Executive, External Affairs). Mr. Hill has approximately 36 years experience with electric utilities, including four years in the Engineering Department of the South Carolina Public Service Authority and 11 years as engineer and senior engineer with Southern Engineering Company of Georgia, a consulting engineering firm.
Mr. Hill is a registered Professional Engineer and a certified Cogeneration Professional in Georgia and has a BS degree in electrical engineering from Clemson University and an MBA degree from Georgia State University. Mr. Hill is presently an Oglethorpe representative on the Joint Committee. For information about the Joint Committee, see "CO-OWNERS OF THE PLANTS AND THE PLANT AND TRANSMISSION AGREEMENTS -- The Joint Committee Agreement" in Item 1.

Item 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth for Oglethorpe's President and Chief Executive Officer and the four most highly compensated senior executives all compensation paid or accrued for services rendered in all capacities during the years ended December 31, 1994, 1993 and 1992. Amounts included in the table under "Bonus" represent payments based on an incentive compensation policy. All amounts paid under this policy are fully at risk each year and are earned based upon the achievement of corporate goals and each individual's contribution to achieving those goals. In conjunction with this policy, base salaries are targeted below the market valuations for similar positions and remain fairly stable unless the job content changes.

                                                                                ANNUAL
NAME AND                                                                     COMPENSATION                   ALL OTHER
PRINCIPAL POSITION                                        YEAR           SALARY           BONUS(2)         COMPENSATION
------------------                                        ----          --------         ----------        ------------
T. D. Kilgore                                             1994          $224,997         $        0          $ 6,758(1)
   President and Chief Executive Officer                  1993           211,250                  0            7,652
                                                          1992           195,000                  0            6,585

David L. Self                                             1994           147,833             10,476            9,117(1)
  Sr. Vice President and                                  1993           135,000             12,143            8,229
  Group Executive, System Operations                      1992           131,800             18,286            7,177

Eugen Heckl                                               1994           142,114             13,919            7,600(1)
  Sr. Vice President and Chief                            1993           142,114             12,228            7,221
  Financial Officer                                       1992           142,114             19,135            6,194

W. Clayton Robbins                                        1994           140,366             11,946            4,986(1)
  Sr. Vice President and                                  1993           128,000             12,461            4,582
  Group Executive, Support Services                       1992           131,021             16,245            4,648

G. Stanley Hill                                           1994           140,000             10,883            5,619(1)
  Sr. Vice President and Staff Executive,                 1993           140,000             12,580            7,001
  External Affairs                                        1992           140,000             18,195            6,461
______________________

(1) Includes contributions made in 1994 by Oglethorpe under the 401(k) Retirement Savings Plan on behalf of Messrs. Kilgore, Self, Heckl, Robbins and Hill of $5,344, $2,805, $4,300, $4,179 and $3,523, respectively; and insurance premiums paid on term life insurance on behalf of Messrs. Kilgore, Self, Heckl, Robbins and Hill of $1,414, $6,312, $3,300, $807 and $2,096, respectively.

(2) Mr. Kilgore is not a participant in the incentive compensation program. His compensation is governed solely by the Board of Directors.

PENSION PLAN TABLE

                                                               YEARS OF CREDITED SERVICE
                                                        ---------------------------------------
        AVERAGE COMPENSATION                               15             20             25
        --------------------                             ------         ------         ------
$  50,000. . . . . . . . . . . . . . . . . . . . .      $12,958        $17,277         $21,596
   75,000. . . . . . . . . . . . . . . . . . . . .       20,458         27,277          34,096
  100,000. . . . . . . . . . . . . . . . . . . . .       27,958         37,277          46,596
  125,000. . . . . . . . . . . . . . . . . . . . .       35,458         47,277          59,096
  150,000 or more. . . . . . . . . . . . . . . . .       42,958         57,277          71,596

     The preceding table shows estimated annual straight life annuity benefits payable upon retirement to persons in specified compensation and years-of-service classifications assuming such persons had attained age 65 and retired during 1994. For purposes of calculating pension benefits, compensation is defined as total salary and bonus, as shown in the above Summary Compensation Table. Because covered compensation changes each year, the estimated pension benefits for the classifications above will also change in future years. The above pension benefits are not subject to any deduction for Social Security or other offset amounts.

     As of December 31, 1994, the years of credited service under the Pension Plan for the individuals listed in the Summary Compensation Table are as follows:

                                                       YEARS OF
  NAME                                             CREDITED SERVICE
  ----                                             ----------------
 Mr. Kilgore . . . . . . . . . . . . . . . . . . . . .    9
 Mr. Self. . . . . . . . . . . . . . . . . . . . . . .    6
 Mr. Heckl . . . . . . . . . . . . . . . . . . . . . .   18
 Mr. Robbins . . . . . . . . . . . . . . . . . . . . .    8
 Mr. Hill. . . . . . . . . . . . . . . . . . . . . . .   18

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


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    W. F. Farr, J. Calvin Earwood, Ronnie Fleeman, Willis T. Woodruff and Robert
A. Reeves serve as members of the Oglethorpe Human Resources Management Committee which functions as Oglethorpe's compensation committee. J. Calvin Earwood has served as an executive officer of Oglethorpe since 1984 and has served as the Chairman of the Board since 1989.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Not applicable.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Oglethorpe has recently considered a residential marketing program to increase awareness and understanding of energy conservation measures, including the use of energy efficient heating, cooling and water heating systems, and to obtain marketing research data that will be used to develop and refine future marketing programs that meet the particular needs of residential customers. Under this marketing program that Oglethorpe is considering, each Oglethorpe Director and Alternate Director electing to participate may receive at a reduced cost or no cost, a geothermal heating, cooling and water heating system or air source heat pump, an electric water heater and waste heat recovery unit. In addition, each participant may receive various energy efficient "weatherization" services including upgraded insulation. Participants will agree to the installation of a meter at their residences that will provide Oglethorpe data including the amount of energy being used at a particular time. The participants will also be surveyed as to their comfort and satisfaction with the equipment. Depending upon the equipment and services actually received by each participant, the cost of the program will be approximately $5,000-$12,000 per participant.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                            PAGE

(a)  LIST OF DOCUMENTS FILED AS A PART OF THIS REPORT.

      (1) FINANCIAL STATEMENTS (Included under "Item 8. Financial
           Statements and Supplementary Data")

           Statements of Revenues and Expenses, For the Years
            Ended December 31, 1994, 1993 and 1992 . . . . . . . . . . .     33
           Statements of Patronage Capital, For the Years Ended
            December 31, 1994, 1993 and 1992 . . . . . . . . . . . . . .     33
           Balance Sheets, As of December 31, 1994 and 1993. . . . . . .     34
           Statements of Capitalization, As of December 31, 1994
            and 1993 . . . . . . . . . . . . . . . . . . . . . . . . . .     36
           Statements of Cash Flows, For the Years Ended December
            31, 1994, 1993 and 1992. . . . . . . . . . . . . . . . . . .     37
           Notes to Financial Statements . . . . . . . . . . . . . . . .     38
           Report of Management. . . . . . . . . . . . . . . . . . . . .     48
           Report of Independent Public Accountants. . . . . . . . . . .     48


      (2) FINANCIAL STATEMENT SCHEDULES

          None Applicable


      (3) EXHIBITS

NUMBER               DESCRIPTION
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
                   between OPC Scherer Funding Corporation, Oglethorpe and
                   Trust Company Bank, a banking corporation, as Trustee.
                   (Filed as Exhibit 4.2 to the Registrant's Form S-1
                   Registration Statement, File No. 33-7591, filed on October
                   9, 1986.)

*4.3       --      Refunding Lessor Notes.  (Filed as Exhibit 4.3.1 to the
                   Registrant's Form S-1 Registration Statement, File No. 33-
                   7591, filed on October 9, 1986.)

*4.4(a)    --      Nonrecourse Promissory Secured Note, due June 30, 2011, from
                   Wilmington Trust Company and William J. Wade, as Owner
                   Trustees, to Columbia Bank for Cooperatives.  (Filed as
                   Exhibit 4.3.4 to the Registrant's Form S-1 Registration
                   Statement, File No. 33-7591, filed on October 9, 1986.)

*4.4(b)    --      First Amendment to Nonrecourse Promissory Secured Note,
                   dated as of June 30, 1987, by Wilmington Trust Company and
                   The Citizens and Southern National Bank, as Owner Trustee under Trust Agreement No. 1 with IBM Credit Financing
                   Corporation, to Columbia Bank for Cooperatives.  (Filed as
                   Exhibit 4.3.4(a) to the Registrant's Form 10-K for the fiscal year ended December 31, 1987, File No. 33-7591.)

*4.5(a)    --      Indenture of Trust, Deed to Secure Debt and Security
                   Agreement No. 2, dated December 30, 1985, between Wilmington
                   Trust Company and William J. Wade, as Owner Trustees under
                   Trust Agreement No. 2 dated December 30, 1985, with Ford
                   Motor Credit Company and The First National Bank of Atlanta, as Indenture Trustee, together with a Schedule identifying three other substantially identical Indentures of Trust, Deeds to Secure Debt and Security Agreements. (Filed as
                   Exhibit 4.4(b) to the Registrant's Form S-1 Registration
                   Statement, File No. 33-7591, filed on October 9, 1986.)

*4.5(b)    --      First Supplemental Indenture of Trust, Deed to Secure Debt
                   and Security Agreement No. 2 (included as Exhibit A to the
                   Supplemental Participation Agreement No. 2 listed as
                   10.1.1(b)).

*4.5(c)    --      First Supplemental Indenture of Trust, Deed to Secure Debt
                   and Security Agreement No. 1, dated as of June 30, 1987, between Wilmington Trust Company and The Citizens and
                   Southern National Bank, collectively as Owner Trustee under
                   Trust Agreement No. 1 with IBM Credit Financing Corporation, and The First National Bank of Atlanta, as Indenture
                   Trustee.  (Filed as Exhibit 4.4(c) to the Registrant's Form
                   10-K for the fiscal year ended December 31, 1987, File No.
                   33-7591.)

*4.6(a)    --      Lease Agreement No. 2 dated December 30, 1985, between
                   Wilmington Trust Company and William J. Wade, as Owner
                   Trustees under Trust Agreement No. 2, dated December 30,
                   1985, with Ford Motor Credit Company, Lessor, and
                   Oglethorpe, Lessee, with a Schedule identifying three other substantially identical Lease Agreements. (Filed as Exhibit
                   4.5(b) to the Registrant's Form S-1 Registration Statement,
                   File No. 33-7591, filed on October 9, 1986.)

*4.6(b)    --      First Supplement To Lease Agreement No. 2 (included as
                   Exhibit B to the Supplemental Participation Agreement No. 2 listed as 10.1.1(b)).

*4.6(c)    --      First Supplement to Lease Agreement No. 1, dated as of June
                   30, 1987, between The Citizens and Southern National Bank as
                   Owner Trustee under Trust Agreement No. 1 with IBM Credit
                   Financing Corporation, as Lessor, and Oglethorpe, as Lessee.
                   (Filed as Exhibit 4.5(c) to the Registrant's Form 10-K for the fiscal year ended December 31, 1987, File No. 33-7591.)

*4.7(a)    --      Amended and Consolidated Loan Contract dated as of June 1,
                   1984 between Oglethorpe and the United States of America, as amended and supplemented, together with eleven notes executed and delivered pursuant thereto. (Filed as Exhibit
                   4.6 to the Registrant's Form S-1 Registration Statement,
                   File No. 33-7591, filed on October 9, 1986.)

*4.7(b)    --      Amendments, dated October 17, 1986, and January 9, 1987, to
                   Amended and Consolidated Loan Contract dated as of June 1,
                   1984 between Oglethorpe and the United States of America.
                   (Filed as Exhibit 4.6(a) to the Registrant's Form 10-K for the fiscal year ended December 31, 1986, File No. 33-7591.)

*4.7(c)    --      Amendment, dated September 30, 1988, to Amended and
                   Consolidated Loan Contract dated as of June 1, 1984 between
                   Oglethorpe and the United States of America.  (Filed as
                   Exhibit 4.6(b) to the Registrant's Form 10-K for the fiscal year ended December 31, 1988, File No. 33-7591.)

*4.7(d)    --      Amendment, dated March 20, 1990, to Amended and Consolidated
                   Loan Contract dated as of June 1, 1984 between Oglethorpe and the United States of America. (Filed as Exhibit 4.6(c) to the Registrant's Form 10-K for the fiscal year ended
                   December 31, 1989, File No. 33-7591.)

*4.7(e)    --      Amendment, dated July 1, 1991, to Amended and Consolidated
                   Loan Contract dated as of June 1, 1984 between Oglethorpe and the United States of America. (Filed as Exhibit 4.6(d) to the Registrant's Form 10-K for the fiscal year ended
                   December 31, 1991, File No. 33-7591.)

*4.7(f)    --      Amendment, dated April 6, 1992, to Amended and Consolidated
                   Loan Contract dated as of June 1, 1984 between Oglethorpe and the United States of America. (Filed as Exhibit 4.6(e) to the Registrant's Form 10-K for the fiscal year ended
                   December 31, 1992, File No. 33-7591.)

*4.7(g)    --      Amendment, dated June 12, 1992, to Amended and Consolidated
                   Loan Contract dated as of June 1, 1984 between Oglethorpe and the United States of America. (Filed as Exhibit 4.6(f) to the Registrant's Form 10-K for the fiscal year ended
                   December 31, 1992, File No. 33-7591.)

*4.7(h)    --      Amendment, dated October 20, 1992, to Amended and
                   Consolidated Loan Contract dated as of June 1, 1984 between
                   Oglethorpe and the United States of America.  (Filed as
                   Exhibit 4.6(g) to the Registrant's Form 10-K for the fiscal year ended December 31, 1992, File No. 33-7591.)

*4.7(i)    --      Amendment, dated February 25, 1993, to Amended and
                   Consolidated Loan Contract dated as of June 1, 1984 between
                   Oglethorpe and the United States of America.  (Filed as
                   Exhibit 4.6(h) to the Registrant's Form 10-K for the fiscal year ended December 31, 1992, File No. 33-7591.)

*4.7(j)    --      Amendment, dated August 26, 1993, to Amended and
                   Consolidated Loan Contract dated as of June 1, 1984 between
                   Oglethorpe and the United States of America.  (Filed as
                   Exhibit 4.7(j) to the Registrant's Form 10-K for the fiscal year ended December 31, 1993, File No. 33-7591.)

4.7(k)     --      Amendment, dated August 31, 1994, to Amended and
                   Consolidated Loan Contract dated as of June 1, 1984 between
                   Oglethorpe and the United States of America.

*4.8.1(a)  --      Mortgage and Security Agreement made by Oglethorpe to United
                   States of America dated as of January 8, 1975.  (Filed as
                   Exhibit 4.12(b) to the Registrant's Form S-1 Registration
                   Statement, File No. 33-7591, filed on October 9, 1986.)

*4.8.1(b)  --      Supplemental Mortgage made by Oglethorpe to United States of
                   America dated as of January 6, 1977.  (Filed as Exhibit
                   4.12(a) to the Registrant's Form S-1 Registration Statement,
                   File No. 33-7591, filed on October 9, 1986.)

*4.8.2(a)  --      Consolidated Mortgage and Security Agreement made by and
                   among Oglethorpe, Mortgagor, and United States of America and Trust Company Bank, as trustee under certain indentures identified therein, Mortgagees, dated as of November 1, 1978. (Filed as Exhibit 4.11(c) to the Registrant's Form S-
                   1 Registration Statement, File No. 33-7591, filed on October
                   9, 1986.)

*4.8.2(b)  --      Confirmation of Execution And Delivery of Notes And First
                   Amendment to Consolidated Mortgage and Security Agreement, dated as of January 11, 1979. (Filed as Exhibit 4.11(b) to the Registrant's Form S-1 Registration Statement, File No.
                   33-7591, filed on October 9, 1986.)

*4.8.2(c)  --      Supplement and Second Amendment to Consolidated Mortgage and
                   Security Agreement made by and among Oglethorpe, Mortgagor, and United States of America and Trust Company Bank, as
                   Trustee, Mortgagees, dated April 30, 1980.  (Filed as
                   Exhibit 4.11(a) to the Registrant's Form S-1 Registration
                   Statement, File No. 33-7591, filed on October 9, 1986.)

*4.8.3     --      Consolidated Mortgage and Security Agreement made by and
                   among Oglethorpe, Mortgagor, and United States of America and Trust Company Bank, as trustee under certain indentures identified therein, Mortgagees, dated as of September 15, 1982. (Filed as Exhibit 4.10 to the Registrant's Form S-1
                   Registration Statement, File No. 33-7591, filed on October
                   9, 1986.)

*4.8.4     --      Consolidated Mortgage and Security Agreement made by and
                   among Oglethorpe, Mortgagor, and United States of America,
                   Columbia Bank for Cooperatives, and Trust Company Bank, as trustee under certain indentures identified therein, Mortgagees, dated as of June 1, 1984. (Filed as Exhibit 4.9 to the Registrant's Form S-1 Registration Statement, File
                   No. 33-7591, filed on October 9, 1986.)

*4.8.5     --      Consolidated Mortgage and Security Agreement made by and
                   among Oglethorpe, Mortgagor, and United States of America,
                   Columbia Bank for Cooperatives, and Trust Company Bank, as trustee under certain indentures identified therein, Mortgagees, dated as of December 1, 1984. (Filed as Exhibit
                   4.8 to the Registrant's Form S-1 Registration Statement,
                   File No. 33-7591, filed on October 9, 1986.)

*4.8.6(a)  --      Consolidated Mortgage and Security Agreement made by and
                   among Oglethorpe, Mortgagor, and United States of America,
                   Columbia Bank for Cooperatives, and Trust Company Bank, as trustee under certain indentures identified therein, Mortgagees, dated as of October 15, 1985. (Filed as Exhibit
                   4.7 to the Registrant's Form S-1 Registration Statement,
                   File No. 33-7591, filed on October 9, 1986.)

*4.8.6(b)  --      First Supplement and Amendment to Consolidated Mortgage and
                   Security Agreement made by and among Oglethorpe, Mortgagor, and United States of America, Columbia Bank for
                   Cooperatives, and Trust Company Bank, as trustee under certain indentures identified therein, Mortgagees, dated as of November 1, 1988. (Filed as Exhibit 4.7(a) to the
                   Registrant's Form 10-K for the fiscal year ended December
                   31, 1988, File No. 33-7591.)

*4.8.7(a)  --      Consolidated Mortgage and Security Agreement made by and
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

*4.8.8     --      Consolidated Mortgage and Security Agreement made by and
                   among Oglethorpe, Mortgagor, and United States of America,
                   National Bank for Cooperatives, Credit Suisse, acting by and through its New York branch, and Trust Company Bank, as trustee under certain indentures identified therein, Mortgagees, dated as of April 1, 1992. (Filed as Exhibit
                   4.21 to the Registrant's Form 10-K for the fiscal year ended
                   December 31, 1992, File No. 33-7591.)

*4.8.9     --      Consolidated Mortgage and Security Agreement made by and
                   among Oglethorpe, Mortgagor, and United States of America,
                   National Bank for Cooperatives, Credit Suisse, acting by and through its New York branch, and Trust Company Bank, as trustee under certain indentures identified therein, Mortgagees, dated as of October 1, 1992. (Filed as Exhibit
                   4.22 to the Registrant's Form 10-K for the fiscal year ended
                   December 31, 1992, File No. 33-7591.)

*4.8.10    --      Consolidated Mortgage and Security Agreement made by and
                   among Oglethorpe, Mortgagor, and United States of America,
                   National Bank for Cooperatives, Credit Suisse, acting by and through its New York branch, and Trust Company Bank, as trustee under certain indentures identified therein, Mortgagees, dated as of December 1, 1992. (Filed as Exhibit
                   4.23 to the Registrant's Form 10-K for the fiscal year ended
                   December 31, 1992, File No. 33-7591.)

*4.8.11    --      Consolidated Mortgage and Security Agreement made by and
                   among Oglethorpe, Mortgagor, and United States of America,
                   National Bank for Cooperatives, Credit Suisse, acting by and through its New York branch, and Trust Company Bank, as trustee under certain indentures identified therein, Mortgagees, dated as of September 1, 1993. (Filed as Exhibit
                   4.8.11 to the Registrant's Form 10-K for the fiscal year ended December 31, 1993, File No. 33-7591.)

4.8.12     --      Consolidated Mortgage and Security Agreement made by and
                   among Oglethorpe, Mortgagor, and United States of America,
                   National Bank for Cooperatives, Credit Suisse, acting by and through its New York branch, and Trust Company Bank, as trustee under certain indentures identified therein, Mortgagees, dated as of September 1, 1994.

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

+4.10.4(a) --      First Amended and Restated Letter of Credit Reimbursement
                   Agreement, dated as of June 1, 1992, between Credit Suisse and Oglethorpe relating to an Irrevocable Letter of Credit issued in connection with the Development Authority of Burke
                   County Adjustable Tender Pollution Control Revenue Bonds
                   (Oglethorpe Power Corporation Vogtle Project), Series 1992A.

+4.10.4(b) --      First Amendment to First Amended and Restated Letter of
                   Credit Reimbursement Agreement, dated September 15, 1993, between Oglethorpe and Credit Suisse.

+4.10.4(c) --      Second Amendment to First Amended and Restated Letter of
                   Credit Reimbursement Agreement, dated August 1, 1994, between Oglethorpe and Credit Suisse.

+++4.11.1  --      Loan Agreement, dated as of December 1, 1992, between
                   Development Authority of Burke County and Oglethorpe relating to Development Authority of Burke County Adjustable
                   Tender Pollution Control Revenue Bonds (Oglethorpe Power
                   Corporation Vogtle Project), Series 1993A.

+++4.11.2  --      Note, dated December 1, 1992, from Oglethorpe to Trust
                   Company Bank, as trustee acting pursuant to a Trust
                   Indenture, dated as of December 1, 1992, between Development
                   Authority of Burke County and Trust Company Bank.

+++4.11.3  --      Trust Indenture, dated as of December 1, 1992, from
                   Development Authority of Burke County to Trust Company Bank, as trustee, relating to Development Authority of Burke
                   County Adjustable Tender Pollution Control Revenue Bonds
                   (Oglethorpe Power Corporation Vogtle Project), Series 1993A.

+++4.11.4  --      Interest Rate Swap Agreement, dated as of December 1, 1992, by and between Oglethorpe and AIG Financial Products Corp.
                   relating to Development Authority of Burke County Adjustable
                   Tender Pollution Control Revenue Bonds (Oglethorpe Power
                   Corporation Vogtle Project), Series 1993A.

+++4.11.5  --      Liquidity Guaranty Agreement, dated as of December 1, 1992, by and between Oglethorpe and AIG Financial Products Corp.
                   relating to Development Authority of Burke County Adjustable
                   Tender Pollution Control Revenue Bonds (Oglethorpe Power
                   Corporation Vogtle Project), Series 1993A.

+4.11.6    --      Standby Bond Purchase Agreement, dated as of November 30,
                   1993, as amended by First Amendment to Standby Bond Purchase
                   Agreement, dated October 1, 1994, between Oglethorpe and The
                   Industrial Bank of Japan, Limited relating to Development
                   Authority of Burke County Adjustable Tender Pollution
                   Control Revenue Bonds (Oglethorpe Power Corporation Vogtle
                   Project), Series 1993A.


+4.11.7    --      Standby Bond Purchase Agreement, dated as of November 30,
                   1994, between Oglethorpe and Credit Local de France, Acting through its New York Agency, relating to the Development
                   Authority of Burke County Adjustable Tender Pollution
                   Control Revenue Bonds (Oglethorpe Power Corporation Vogtle
                   Project), Series 1994A.

*4.12.1    --      Loan Agreement, Loan No. T-840901, between Oglethorpe and
                   Columbia Bank for Cooperatives, dated as of September 14,
                   1984.  (Filed as Exhibit 4.14.1 to the Registrant's Form S-1
                   Registration Statement, File No. 33-7591, filed on October
                   9, 1986.)

*4.12.2    --      Promissory Note, Loan No. T-840901, in the original
                   principal amount of $8,995,000 from Oglethorpe to Columbia
                   Bank for Cooperatives, dated as of November 1, 1984. (Filed as Exhibit 4.14.2 to the Registrant's Form S-1 Registration
                   Statement, File No. 33-7591, filed on October 9, 1986.)

*4.13.1    --      Loan Agreement, Loan No. T-831222, between Oglethorpe and
                   Columbia Bank for Cooperatives, dated as of December 30,
                   1983.  (Filed as Exhibit 4.16.1 to the Registrant's Form S-1
                   Registration Statement, File No. 33-7591, filed on October
                   9, 1986.)

*4.13.2    --      Promissory Note, Loan No. T-831222, in the original
                   principal amount of $2,376,000 from Oglethorpe to Columbia
                   Bank for Cooperatives, dated as of June 1, 1984.  (Filed as
                   Exhibit 4.16.2 to the Registrant's Form S-1 Registration
                   Statement, File No. 33-7591, filed on October 9, 1986.)

*4.14.1    --      Loan Agreement, Loan No. T-830404, between Oglethorpe and
                   Columbia Bank for Cooperatives, dated as of April 29, 1983.
                   (Filed as Exhibit 4.18.1 to the Registrant's Form S-1
                   Registration Statement, File No. 33-7591, filed on October
                   9, 1986.)

*4.14.2    --      Promissory Note, Loan No. T-830404-1, in the original
                   principal amount of $9,935,000, from Oglethorpe to Columbia
                   Bank for Cooperatives, dated as of April 29, 1983. (Filed as Exhibit 4.18.2 to the Registrant's Form S-1 Registration
                   Statement, File No. 33-7591, filed on October 9, 1986.)

*4.14.3    --      Security Deed and Security Agreement, dated April 29, 1983,
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

*10.1.1(c) --      Supplemental Participation Agreement No. 1, dated as of
                   June 30, 1987, among Oglethorpe as Lessee, IBM Credit
                   Financing Corporation as Owner Participant, Wilmington Trust
                   Company and The Citizens and Southern National Bank as Owner
                   Trustee, The First National Bank of Atlanta, as Indenture
                   Trustee, and Columbia Bank for Cooperatives, as Loan
                   Participant.  (Filed as Exhibit 10.1.1(c) to the
                   Registrant's Form 10-K for the fiscal year ended December
                   31, 1987, File No. 33-7591.)

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
                   1985, among Georgia Power Company and Oglethorpe and
                   Municipal Electric Authority of Georgia and City of Dalton,
                   Georgia and Gulf Power Company and Wilmington Trust Company and William J. Wade, as Owner Trustees under Trust Agreement
                   No. 2, dated December 30, 1985, with Ford Motor Credit
                   Company, together with a Schedule identifying three substantially identical Consents, Amendments and
                   Assumptions.  (Filed as Exhibit 10.1.9 to the Registrant's
                   Form S-1 Registration Statement, File No. 33-7591, filed on
                   October 9, 1986.)

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

*10.8.1(a) --      Wholesale Power Contract dated September 5, 1974, between
                   Oglethorpe and Planters Electric Membership Corporation and all schedules thereto, the Supplemental Agreement dated
                   September 5, 1974, between Oglethorpe and Planters Electric
                   Membership Corporation, relating to such Wholesale Power
                   Contract, and Amendment No. 1 to Wholesale Power Contract dated May 12, 1980, between Oglethorpe and Planters Electric
                   Membership Corporation, together with a Schedule identifying
                   37 other substantially identical Wholesale Power Contracts, and an additional Wholesale Power Contract that is not substantially identical (filed herewith to reflect update to Schedule A to Wholesale Power Contract). (Filed as Exhibit
                   10.10 to the Registrant's Form S-1 Registration Statement,
                   File No. 33-7591, filed on October 9, 1986.)

*10.8.1(b) --      Amended and Consolidated Wholesale Power Contract, dated as of December 1, 1988, between Oglethorpe and Planters
                   Electric Membership Corporation and all schedules thereto, and the Amended and Consolidated Supplemental Agreement, dated December 1, 1988, between Oglethorpe and Planters
                   Electric Membership Corporation, together with a Schedule identifying 37 other substantially identical Wholesale Power
                   Contracts, and an additional

                   Wholesale Power Contract that is not substantially identical. (Filed as Exhibit 10.10(a) to the Registrant's Form 10-K for the fiscal year ended December 31, 1988, File No. 33-7591.)

*10.9      --      Transmission Facilities Operation and Maintenance Contract
                   between Georgia Power Company and Oglethorpe dated as of June 9, 1986. (Filed as Exhibit 10.13 to the Registrant's
                   Form S-1 Registration Statement, File No. 33-7591, filed on
                   October 9, 1986.)

*10.10(a)  --      Joint Committee Agreement among Georgia Power Company,
                   Oglethorpe, Municipal Electric Authority of Georgia and the
                   City of Dalton, Georgia, dated as of August 27, 1976.
                   (Filed as Exhibit 10.14(b) to the Registrant's Form S-1
                   Registration Statement, File No. 33-7591, filed on October
                   9, 1986.)

*10.10(b)  --      First Amendment to Joint Committee Agreement among Georgia
                   Power Company, Oglethorpe, Municipal Electric Authority of
                   Georgia and the City of Dalton, Georgia, dated as of June
                   19, 1978.  (Filed as Exhibit 10.14(a) to the Registrant's
                   Form S-1 Registration Statement, File No. 33-7591, filed on
                   October 9, 1986.)

*10.11     --      Interconnection Agreement between Oglethorpe and Alabama
                   Electric Cooperative, Inc., dated as of November 12, 1990.
                   (Filed as Exhibit 10.16(a) to the Registrant's Form 10-K for the fiscal year ended December 31, 1990, File No. 33-7591.)

*10.11(a)  --      Amendment No. 1 to Interconnection Agreement between Alabama
                   Electric Cooperative, Inc. and Oglethorpe, dated as of April
                   22, 1994. (Filed as Exhibit 10.11(a) to the Registrant's
                   Form 10-Q for the quarter ended June 30, 1994, File No. 33-
                   7591.)

*10.12     --      Oglethorpe Deferred Compensation Plan for Key Employees, as
                   Amended and Restated January, 1987. (Filed as Exhibit 10.19 to the Registrant's Form 10-K for the fiscal year ended
                   December 31, 1986, File No. 33-7591.)

*10.13.1   --      Assignment of Power System Agreement and Settlement
                   Agreement, dated January 8, 1975, by Georgia Electric
                   Membership Corporation to Oglethorpe.  (Filed as Exhibit
                   10.20.1 to the Registrant's Form S-1 Registration Statement,
                   File No. 33-7591, filed on October 9, 1986.)

*10.13.2   --      Power System Agreement, dated April 24, 1974, by and between
                   Georgia Electric Membership Corporation and Georgia Power
                   Company.  (Filed as Exhibit 10.20.2 to the Registrant's Form
                   S-1 Registration Statement, File No. 33-7591, filed on
                   October 9, 1986.)

*10.13.3   --      Settlement Agreement, dated April 24, 1974, by and between
                   Georgia Power Company, Georgia Municipal Association, Inc.,
                   City of Dalton, Georgia Electric Membership Corporation and
                   Crisp County Power Commission. (Filed as Exhibit 10.20.3 to the Registrant's Form S-1 Registration Statement, File No.
                   33-7591, filed on October 9, 1986.)

*10.14     --      Distribution Facilities Joint Use Agreement between
                   Oglethorpe and Georgia Power Company, dated as of May 12,
                   1986. (Filed as Exhibit 10.21 to the Registrant's Form 10-K for the fiscal year ended December 31, 1986, File No. 33-
                   7591.)

*10.15.1   --      Long Term Firm Power Purchase Agreement, dated as of
                   July 19, 1989, by and between Oglethorpe and Big Rivers
                   Electric Corporation.  (Filed as Exhibit 10.24.1 to the
                   Registrant's Form 10-K for the fiscal year ended December
                   31, 1989, File No. 33-7591.)

*10.15.2   --      Coordination Services Agreement, dated as of August 21,
                   1989, by and between Oglethorpe and Georgia Power Company.
                   (Filed as Exhibit 10.24.2 to the Registrant's Form 10-K for the fiscal year ended December 31, 1989, File No. 33-7591.)

*10.15.3   --      Long Term Firm Power Purchase Agreement between Big Rivers
                   Electric Corporation and Oglethorpe, dated as of December 17, 1990. (Filed as Exhibit 10.24.3 to the
                   Registrant's Form 10-K for the fiscal year ended December
                   31, 1990, File No. 33-7591.)

*10.15.4   --      Interchange Agreement between Oglethorpe and Big Rivers
                   Electric Corporation, dated as of November 12, 1990. (Filed as Exhibit 10.24.4 to the Registrant's Form 10-K for the fiscal year ended December 31, 1990, File No. 33-7591.)

*10.16     --      Block Power Sale Agreement between Georgia Power Company and
                   Oglethorpe, dated as of November 12, 1990.  (Filed as
                   Exhibit 10.25 to the Registrant's Form 8-K, filed January 4,
                   1991, File No. 33-7591.)

*10.17     --      Coordination Services Agreement between Georgia Power
                   Company and Oglethorpe, dated as of November 12, 1990.
                   (Filed as Exhibit 10.26 to the Registrant's Form 8-K, filed
                   January 4, 1991, File No. 33-7591.)

*10.18     --      Revised and Restated Integrated Transmission System
                   Agreement between Oglethorpe and Georgia Power Company, dated as of November 12, 1990. (Filed as Exhibit 10.27 to the Registrant's Form 8-K, filed January 4, 1991, File No.
                   33-7591.)

*10.19     --      ITSA, Power Sale and Coordination Umbrella Agreement between
                   Oglethorpe and Georgia Power Company, dated as of November 12, 1990. (Filed as Exhibit 10.28 to the
                   Registrant's Form 8-K, filed January 4, 1991, File No. 33-
                   7591.)

*10.20     --      Amended and Restated Nuclear Managing Board Agreement among
                   Georgia Power Company, Oglethorpe Power Corporation,
                   Municipal Electric Authority of Georgia and City of Dalton,
                   Georgia dated as of July 1, 1993. (Filed as Exhibit 10.36 to the Registrant's 10-Q for the quarterly period ended
                   September 30, 1993, File No. 33-7591.)

*10.21     --      Supplemental Agreement by and among Oglethorpe, Tri-County
                   Electric Membership Cooperation and Georgia Power Company, dated as of November 12, 1990, together with a Schedule identifying 38 other substantially identical Supplemental
                   Agreements.  (Filed as Exhibit 10.30 to the Registrant's
                   Form 8-K, filed January 4, 1991, File No. 33-7591.)

*10.22     --      Unit Capacity and Energy Purchase Agreement between
                   Oglethorpe and Entergy Power Incorporated, dated as of October 11, 1990. (Filed as Exhibit 10.31 to the
                   Registrant's Form 10-K for the fiscal year ended December
                   31, 1990, File No. 33-7591.)

*10.23     --      Interchange Agreement between Oglethorpe and Arkansas Power
                   & Light Company, Louisiana Power & Light Company,
                   Mississippi Power & Light Company, New Orleans Public
                   Service, Inc., Energy Services, Inc., dated as of
                   November 12, 1990.  (Filed as Exhibit 10.32 to the
                   Registrant's Form 10-K for the fiscal year ended December
                   31, 1990, File No. 33-7591.)

*10.24     --      Interchange Agreement between Oglethorpe and Seminole
                   Electric Cooperative, Inc., dated as of November 12, 1990.
                   (Filed as Exhibit 10.33 to the Registrant's Form 10-K for the fiscal year ended December 31, 1990, File No. 33-7591.)

*10.25.1   --      Excess Energy and Short-term Power Agreement between
                   Oglethorpe and Tennessee Valley Authority, effective as of January 23, 1991. (Filed as Exhibit 10.34.1 to the
                   Registrant's Form 10-K for the fiscal year ended December
                   31, 1990, File No. 33-7591.)

*10.25.2   --      Transmission Service Agreement between Oglethorpe and
                   Tennessee Valley Authority, effective as of January 23,
                   1991.  (Filed as Exhibit 10.34.2 to the Registrant's Form
                   10-K for the fiscal year ended December 31, 1990, File No.
                   33-7591.)

*10.26     --      Power Purchase Agreement between Oglethorpe and Hartwell
                   Energy Limited Partnership, dated as of June 12, 1992.
                   (Filed as Exhibit 10.35 to the Registrant's Form 10-K for the fiscal year ended December 31, 1992, File No. 33-7591).

22.1       --      Subsidiary of Oglethorpe (not included because the
                   subsidiary does not constitute a "significant subsidiary" under Rule 1-02(v) of Regulation S-X).

27.1       --      Financial Data Schedule (for SEC use only)


----------

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

    +++ For the reason stated in footnote (+), this document and another substantially identical document are not filed as exhibits to this Registration Statement.


            All other schedules and exhibits are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements and related notes to financial statements.


(b)  REPORTS ON FORM 8-K.

    No reports on Form 8-K were filed by Oglethorpe for the quarter ended December 31, 1994.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 1995.


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

       SIGNATURE                   TITLE                          DATE

/s/  J. CALVIN EARWOOD    Chairman of the Board,                  March 30, 1995
------------------------  Director (Principal Executive
     J. CALVIN EARWOOD    Officer)

/s/    T. D. KILGORE      President and Chief Executive           March 30, 1995
------------------------  Officer (Principal Executive
       T. D. KILGORE      Officer)

/s/  JOHN S. DEAN, SR.    Secretary-Treasurer (Principal          March 30, 1995
------------------------  Financial Officer)
     JOHN S. DEAN, SR.

/s/     EUGEN HECKL       Senior Vice President and Chief         March 30, 1995
------------------------  Financial Officer  (Principal
        EUGEN HECKL       Financial Officer)

/s/  LARRY N. BROWNLEE    Controller                              March 30, 1995
------------------------  (Principal Accounting Officer)
     LARRY N. BROWNLEE

/s/    JMON WARNOCK       Director                                March 30, 1995
------------------------
       JMON WARNOCK

/s/ CHARLES R. FENDLEY    Director                                March 30, 1995
------------------------
    CHARLES R. FENDLEY

/s/  GEORGE C. MARTIN     Director                                March 30, 1995
------------------------
     GEORGE C. MARTIN

/s/   J. G. MCCALMON      Director                                March 30, 1995
------------------------
      J. G. MCCALMON

/s/ D. A. ROBINSON, III   Director                                March 30, 1995
------------------------
    D. A. ROBINSON, III

/s/   JAMES E. ESTES      Director                                March 30, 1995
------------------------
      JAMES E. ESTES

/s/  LARRY N. CHADWICK    Director                                March 30, 1995
------------------------
     LARRY N. CHADWICK

/s/     SIMMIE KING       Director                                March 30, 1995
------------------------
        SIMMIE KING

/s/     W. F. FARR        Director                                March 30, 1995
------------------------
        W. F. FARR

/s/    GARY T. DRAKE      Alternate Director                      March 30, 1995
------------------------
       GARY T. DRAKE

/s/ JEFF S. PIERCE, JR.   Director                                March 30, 1995
------------------------
    JEFF S. PIERCE, JR.

/s/  DONALD C. COOPER     Director                                March 30, 1995
------------------------
     DONALD C. COOPER

/s/   HERBERT CHURCH      Director                                March 30, 1995
------------------------
      HERBERT CHURCH

/s/   MAC F. OGLESBY      Director                                March 30, 1995
------------------------
      MAC F. OGLESBY

/s/   BENNY W. DENHAM     Director                                March 30, 1995
------------------------
      BENNY W. DENHAM

/s/   E. L. MCLOCKLIN     Director                                March 30, 1995
------------------------
      E. L. MCLOCKLIN

/s/      SAM RABUN        Director                                March 30, 1995
------------------------
         SAM RABUN

/s/  E. J. MARTIN, JR.    Director                                March 30, 1995
------------------------
     E. J. MARTIN, JR.

/s/     JIM KNIGHT        Director                                March 30, 1995
------------------------
        JIM KNIGHT

/s/   RONNIE FLEEMAN      Director                                March 30, 1995
------------------------
      RONNIE FLEEMAN

/s/   D. LAMAR COOPER     Director                                March 30, 1995
------------------------
      D. LAMAR COOPER

/s/   BARRY H. MARTIN     Director                                March 30, 1995
------------------------
      BARRY H. MARTIN

/s/ JOHN B. FLOYD, JR.    Director                                March 30, 1995
------------------------
    JOHN B. FLOYD, JR.

/s/   STEVE RAWL, SR      Director                                March 30, 1995
------------------------
      STEVE RAWL, SR.


/s/    JAMES GRUBBS       Director                                March 30, 1995
------------------------
       JAMES GRUBBS

/s/  SAMMY M. JENKINS     Director                                March 30, 1995
------------------------
     SAMMY M. JENKINS

/s/    J. M. SHERRER      Director                                March 30, 1995
------------------------
       J. M. SHERRER

/s/   JACK D. VICKERS     Director                                March 30, 1995
------------------------
      JACK D. VICKERS

/s/   C. W. COX, JR.      Director                                March 30, 1995
------------------------
      C. W. COX, JR.

/s/  JOHNNIE CRUMBLEY     Director                                March 30, 1995
------------------------
     JOHNNIE CRUMBLEY

/s/JARNETT W. WIGINGTON   Director                                March 30, 1995
------------------------
   JARNETT W. WIGINGTON

/s/    BOB JERNIGAN       Director                                March 30, 1995
------------------------
       BOB JERNIGAN

/s/   C. WILLARD MIMS     Director                                March 30, 1995
------------------------
      C. WILLARD MIMS

/s/   JAMES E. DOOLEY     Director                                March 30, 1995
------------------------
      JAMES E. DOOLEY

/s/ WILLIS T. WOODRUFF    Director                                March 30, 1995
------------------------
    WILLIS T. WOODRUFF

/s/   HUBERT HANCOCK      Director                                March 30, 1995

--------------------------
      HUBERT HANCOCK

/s/    HENDRIX WILEY      Director                                March 30, 1995
--------------------------
       HENDRIX WILEY

/s/    W. W. ARCHER       Director                                March 30, 1995
--------------------------
       W. W. ARCHER

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