Form 10-Q
period 1995-03-31
OGLETHORPE POWER CORP
filed 1995-05-12
CIK 788816

- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                              _______________

                                FORM 10-Q

(MARK ONE)

[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

                                     OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________

                           COMMISSION FILE NO. 33-7591
                                 _______________

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

- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

                         OGLETHORPE POWER CORPORATION

                    INDEX TO QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 1995


                                                                      PAGE NO.
                                                                      --------
PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements

        Condensed Balance Sheets at March 31, 1995 (Unaudited)
        and December 31, 1994                                              3

        Condensed Statements of Revenues and Expenses (Unaudited)
        for the Three Months Ended March 31, 1995 and 1994                 5

        Condensed Statements of Cash Flows (Unaudited)
        for the Three Months Ended March 31, 1995 and 1994                 6

        Notes to the Condensed Financial Statements                        7

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                  8


PART II - OTHER INFORMATION

   Item 5.  Other Information                                             12

   Item 6.  Exhibits and Reports on Form 8-K                              12


SIGNATURES                                                                13

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                          OGLETHORPE POWER CORPORATION
                            CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                    ASSETS

                                                       AT           AT
                                                     MARCH 31,    DECEMBER 31,
                                                      1995          1994
                                                    -----------  ------------
                                                    (UNAUDITED)
ELECTRIC PLANT, AT ORIGINAL COST:
 IN SERVICE                                          $5,104,420     $5,100,299
 LESS ACCUMULATED PROVISION FOR DEPRECIATION         (1,264,679)    (1,231,818)
                                                     ----------     ----------
                                                      3,839,741      3,868,481
 NUCLEAR FUEL, AT AMORTIZED COST                        100,483        105,683
 PLANT ACQUISITION ADJUSTMENTS, AT AMORTIZED COST         6,010          6,275
 CONSTRUCTION WORK IN PROGRESS                          564,682        538,789
                                                     ----------     ----------
                                                      4,510,916      4,519,228
                                                     ----------     ----------
INVESTMENTS AND FUNDS:
 BOND, RESERVE AND CONSTRUCTION FUNDS, AT MARKET         53,694         64,163
 DECOMMISSIONING FUND, AT MARKET                         62,096         59,164
 INVESTMENT IN ASSOCIATED ORGANIZATIONS, AT COST         16,735         17,371
                                                     ----------     ----------
                                                        132,525        140,698
                                                     ----------     ----------

CURRENT ASSETS:
 CASH AND TEMPORARY CASH INVESTMENTS, AT COST            62,240        190,642
 OTHER SHORT-TERM INVESTMENTS, AT MARKET                 17,107           -
 RECEIVABLES                                             91,240         90,998
 INVENTORIES, AT AVERAGE COST                           103,367         95,076
 PREPAYMENTS AND OTHER CURRENT ASSETS                    11,392         14,857
                                                     ----------     ----------
                                                        285,346        391,573
                                                     ----------     ----------
DEFERRED CHARGES:
 PREMIUM AND LOSS ON REACQUIRED DEBT, BEING AMORTIZED   207,717        161,889
 DEFERRED AMORTIZATION OF SCHERER LEASEHOLD              81,595         80,132
 DISCONTINUED PROJECT, BEING AMORTIZED                   25,885         26,342
 DEFERRED DEBT EXPENSE, BEING AMORTIZED                  21,683         20,936
 OTHER                                                    8,017          7,657
                                                     ----------     ----------
                                                        344,897        296,956
                                                     ----------     ----------
                                                     $5,273,684     $5,348,455
                                                     ==========     ==========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED STATEMENTS.

                          OGLETHORPE POWER CORPORATION
                            CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                             EQUITY AND LIABILITIES

                                                        AT           AT
                                                     MARCH 31,    DECEMBER 31,
                                                      1995          1994
                                                    ----------   ------------
                                                    (UNAUDITED)
CAPITALIZATION:
 PATRONAGE CAPITAL (NET OF UNREALIZED LOSSES OF $2,324
  AT MARCH 31, 1995 AND $3,567 AT DECEMBER 31, 1994
  ON AVAILABLE-FOR-SALE SECURITIES)                  $  319,201     $  309,496
 LONG-TERM DEBT                                       4,148,284      4,128,080
 OBLIGATION UNDER CAPITAL LEASES                        300,108        303,749
                                                     ----------      ----------
                                                      4,767,593      4,741,325
                                                     ----------      ----------
CURRENT LIABILITIES:
 LONG-TERM DEBT AND CAPITAL LEASES DUE WITHIN ONE YEAR   85,761         90,086
 DEFERRED MARGINS AND VOGTLE SURCHARGE TO BE
  REFUNDED WITHIN ONE YEAR                               15,014         21,476
 ACCOUNTS PAYABLE                                        41,822         52,921
 ACCRUED INTEREST                                        20,229        100,010
 ACCRUED AND WITHHELD TAXES                               7,801          1,566
 ENERGY COSTS BILLED IN EXCESS OF ACTUALS                   883          2,125
 OTHER CURRENT LIABILITIES                               10,917         18,177
                                                     ----------     ----------
                                                        182,427        286,361
                                                     ----------     ----------
DEFFERED CREDITS AND OTHER LIABILITIES:
 GAIN ON SALE OF PLANT, BEING AMORTIZED                  62,624         63,209
 SALE OF INCOME TAX BENEFITS, BEING AMORTIZED            56,217         58,236
 ACCUMULATED DEFERRED INCOME TAXES                       65,510         65,510
 DEFERRED MARGINS AND VOGTLE SURCHARGE                   15,568         15,568
 DECOMMISSIONING RESERVE                                100,944         96,291
 OTHER                                                   22,801         21,955
                                                     ----------     ----------
                                                        323,664        320,769
                                                     ----------     ----------
                                                     $5,273,684     $5,348,455
                                                     ==========     ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED STATEMENTS.

                          OGLETHORPE POWER CORPORATION
               CONDENSED STATEMENTS OF REVENUES & EXPENSES (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                          --------------------
                                                            1995       1994
                                                          --------   ---------
OPERATING REVENUES:
 SALES TO MEMBERS                                         $227,849   $225,458
 SALES TO NON-MEMBERS                                       29,698     42,160
                                                          --------   --------
TOTAL OPERATING REVENUES                                   257,547    267,618
                                                          --------   --------

OPERATING EXPENSES:
 FUEL                                                       47,517     51,232
 PRODUCTION                                                 32,243     32,118
 PURCHASED POWER                                            59,947     53,539
 DEPRECIATION AND AMORTIZATION                              32,884     33,051
 TAXES OTHER THAN INCOME TAXES                               5,891      6,105
 OTHER OPERATING EXPENSES                                   10,383      9,691
                                                          --------   --------
TOTAL OPERATING EXPENSES                                   188,865    185,736
                                                          --------   --------
OPERATING MARGIN                                            68,682     81,882
                                                          --------   --------
OTHER INCOME (EXPENSE):
 INTEREST INCOME                                             3,312      2,951
 AMORTIZATION OF DEFERRED MARGINS                            6,462      6,641
 ALLOWANCE FOR EQUITY FUNDS USED
  DURING CONSTRUCTION                                          761        681
 OTHER                                                       2,834      5,475
                                                          --------   --------
TOTAL OTHER INCOME                                          13,369     15,748
                                                          --------   --------
INTEREST CHARGES:
 INTEREST ON LONG-TERM OBLIGATIONS                          83,008     86,302
 ALLOWANCE FOR DEBT FUNDS USED
  DURING CONSTRUCTION                                       (9,419)    (8,856)
                                                          --------   --------
NET INTEREST CHARGES                                        73,589     77,446
                                                          --------   --------

NET MARGIN                                                $  8,462   $ 20,184
                                                          ========   ========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED STATEMENTS.

                          OGLETHORPE POWER CORPORATION
                  CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                             (DOLLARS IN THOUSANDS)


                                                            1995       1994
                                                          --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 NET MARGIN                                               $  8,462   $ 20,184
                                                          --------   --------
 ADJUSTMENTS TO RECONCILE NET MARGIN TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
   DEPRECIATION AND AMORTIZATION                             47,704    47,213
   AMORTIZATION OF DEFERRED MARGINS                          (6,462)   (6,641)
   ALLOWANCE FOR EQUITY FUNDS USED DURING CONSTRUCTION         (761)     (681)
   OTHER                                                       (843)   (4,690)

CHANGE IN NET CURRENT ASSETS, EXCLUDING
 LONG-TERM DEBT DUE WITHIN ONE YEAR AND DEFERRED MARGINS AND
 VOGTLE SURCHARGE TO BE REFUNDED WITHIN ONE YEAR:
  RECEIVABLES                                                  (242)      727
  INVENTORIES                                                (8,291)    1,207
  PREPAYMENTS AND OTHER CURRENT ASSETS                        3,465    (6,937)
  ACCOUNTS PAYABLE                                          (11,099)   (7,600)
  ACCRUED INTEREST                                          (79,781)  (85,849)
  ACCRUED AND WITHHELD TAXES                                  6,235    (1,573)
  ENERGY COST BILLED IN EXCESS OF ACTUAL                     (1,242)   (1,814)
  OTHER CURRENT LIABILITIES                                  (7,260)  (30,095)
                                                            -------  --------
   TOTAL ADJUSTMENTS                                        (58,577)  (96,733)
                                                            -------  --------
   NET CASH USED IN OPERATING ACTIVITIES                    (50,115)  (76,549)
                                                            -------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  PROPERTY ADDITIONS                                        (36,086)  (48,860)
  NET PROCEEDS FROM BOND, RESERVE AND CONSTRUCTION FUNDS     11,712    31,372
  DECREASE IN INVESTMENT IN ASSOCIATED ORGANIZATIONS            636       273
  INCREASE IN OTHER SHORT-TERM INVESTMENTS                  (17,107)      -
  (INCREASE) DECREASE IN DECOMMISSIONING FUND                (1,041)    1,842
  OTHER                                                         -      (3,434)
                                                            -------  --------
   NET CASH USED IN INVESTING ACTIVITIES                    (41,886)  (18,806)
                                                            -------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  DEBT PROCEEDS, NET                                         88,545   243,989
  DEBT PAYMENTS                                            (124,534) (318,056)
  REFUND OF VOGTLE SURCHARGE                                   -       (1,005)
  OTHER                                                        (412)       97
                                                            -------  --------
   NET CASH USED IN FINANCING ACTIVITIES                    (36,401)  (74,975)
                                                            -------  --------
NET DECREASE IN CASH AND TEMPORARY CASH INVESTMENTS        (128,402) (170,330)
CASH AND TEMPORARY CASH INVESTMENTS AT BEGINNING OF PERIOD  190,642   244,173
                                                           --------  --------
CASH AND TEMPORARY CASH INVESTMENTS AT END OF PERIOD       $ 62,240  $ 73,843
                                                           ========  ========

CASH PAID FOR:
   INTEREST (NET OF AMOUNTS CAPITALIZED)                   $149,265  $161,096
   INCOME TAXES                                                -         -


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED STATEMENTS.

                          OGLETHORPE POWER CORPORATION
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                             MARCH 31, 1995 AND 1994

(A) The condensed financial statements included herein have been prepared by Oglethorpe Power Corporation (Oglethorpe), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the information furnished herein reflects all adjustments (which included only normal recurring adjustments) necessary to present fairly, in all material respects, the results for the periods ended March 31, 1995 and 1994. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations, although Oglethorpe believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in Oglethorpe's latest Annual Report on Form 10-K, as filed with the SEC.

(B) In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This Statement imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. Oglethorpe anticipates adopting this standard on January 1, 1996 and does not expect that adoption will have a material impact on the financial position or results of operations based on the current regulatory structure in which Oglethorpe operates. See Note 1.m. of Notes to Financial Statements in Oglethorpe's Annual Report on Form 10-K for the year ending December 31, 1994 for a summary of Oglethorpe's regulatory assets and liabilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 1995

Oglethorpe's net margin for the quarter ended March 31, 1995 was $8.5 million compared to $20.2 million for the same period of 1994. Historically, most of Oglethorpe's annual net margin was earned by May 31 of each year. This pattern of earnings occurred because non-Member revenues declined significantly on June 1 of each year through the end of such year due to scheduled reductions in capacity sell-back to Georgia Power Company (GPC) while monthly fixed costs recovered from the Member Systems (Members) remained virtually unchanged throughout the year. (See discussion of non-Member revenues from GPC under "Operating Revenues" below.) Oglethorpe's capacity revenues from the Members reflect recovery in nearly equal monthly amounts of all budgeted fixed costs plus the annual net margin goal, less fixed costs projected to be recovered from GPC pursuant to plant operating agreements. The capacity sell-back arrangement with GPC will expire on May 31, 1995. The minimal non-Member revenues from GPC in 1995 has resulted in net margins being earned in a more even manner throughout the year as opposed to being earned primarily during the first five months in prior years. Oglethorpe's budgeted net margin for the year 1995 is approximately the same level as 1994.

OPERATING REVENUES

Total operating revenues have declined in the first quarter of 1995 compared to the first quarter of 1994 due to the change in the pattern of capacity cost recovery described above.

Member revenues increased slightly during the first quarter of 1995 compared to the first quarter of 1994. Energy sales were virtually unchanged for the first quarter of 1995 compared to the same period of 1994.

Sales to non-Members are primarily made pursuant to three different types of contractual arrangements with GPC and from energy sales to other non-Member utilities. The following table summarizes the amounts of non-Member revenues from these sources for the first quarter of 1995 and 1994:


                                              Three Months Ended March 31,
                                              ----------------------------
                                                   1995           1994
                                                 --------       --------
                                                  (dollars in thousands)

Plant operating agreements                       $ 5,892         $19,094
Power supply arrangements                          7,316           9,237
Transmission agreements                            2,995           3,199
Other utilities                                   13,495          10,630
                                                 -------         -------
     Total                                       $29,698         $42,160
                                                 =======         =======


The decrease in revenues from non-Members in the first quarter of 1995 compared to the same period of 1994 was primarily attributable to lower revenues from GPC pursuant to plant operating agreements. Under the plant operating agreements, GPC purchases capacity and energy from Oglethorpe on a declining scale in the early years of operation of certain co-owned generating units. The decrease in revenues of this type was due to scheduled reductions in sell-back percentages for both of the Plant Vogtle units. Effective June 1, 1995, revenues from GPC pursuant to plant operating agreements will end.

Revenues from other non-Member utilities increased substantially due to a 55% increase in MWh sales in the three months ended March 1995 compared to the same period of 1994. Oglethorpe is continuing to pursue energy and capacity sales to other utilities as a means of reducing amounts that must be recovered from Members.

OPERATING EXPENSES

The slight increase in operating expenses was primarily attributable to an increase in purchased power.

Purchased power expenses increased in the first quarter of 1995 primarily as the result of capacity and energy purchases from Hartwell Energy Limited Partnership (Hartwell). The agreement to purchase capacity and energy from Hartwell commenced in April 1994, therefore, there were no corresponding purchases for the first quarter of 1994. In addition, there was a 7% increase in MWh purchases in 1995 compared to 1994.

OTHER INCOME

The decrease in other income was due to the completion of amortization in October 1994 of a gain on the sale of Plant Scherer common facilities. For a discussion of the gain on the sale of Plant Scherer common facilities, see Note 6 of Notes to Financial Statements in Oglethorpe's Annual Report on Form 10-K for the year ending December 31, 1994.


MEMBER CONTRACTS

As stated in the Annual Report on Form 10-K for the fiscal year ended December 31, 1994, in response to an increasingly competitive utility environment, Oglethorpe has been discussing the need for a more flexible power supply arrangement with its Members. The Oglethorpe Board of Directors has authorized the study of several options which would alter the existing contractual relationships between Oglethorpe and the Members. Management and the Board of Directors are continuing to develop these options under which the existing "all-requirements" wholesale power contract would be changed to allow a Member to elect to meet its future capacity and energy requirements above current levels with Member-owned generation or through purchases from Oglethorpe or from other power suppliers. Management and the Board of Directors also are continuing to develop specific implementation procedures for the existing bylaw provision that grants a Member the right to withdraw from membership in Oglethorpe upon satisfying certain conditions. Oglethorpe's willingness to consider the above changes in its power supply arrangements with its Members is predicated on the Members' commitment to honor their current financial obligations to Oglethorpe under their existing wholesale power contracts.

Under the options currently being evaluated, each Member or withdrawing Member would remain financially responsible for and required to purchase all capacity and related energy from Oglethorpe's existing plants, committed projects and existing power supply contracts based on a fixed percentage allocation. The methodology for allocating costs of existing and committed resources among the 39 Members was approved by the Oglethorpe Board of Directors on May 8, 1995 for implementation as early as January 1, 1996.

Since the Members must maintain responsibility for their allocated portions of all current financial obligations to Oglethorpe, Oglethorpe's future revenues associated with the Members' current obligations would be unaffected. However, to the extent the Members choose to secure their projected load growth from sources other than Oglethorpe, the growth in Oglethorpe's revenues would decrease as would the related expenses.

The Board of Directors is expected to address these revisions to the existing wholesale power contract, withdrawal procedures and other implementation issues during the next several months; however, any action Oglethorpe's Board of Directors and the Members might take relating to these options cannot be predicted at this time.



FINANCIAL CONDITION

Total assets and total equity and liabilities as of March 31, 1995 were $5.3 billion which was $75 million less than the total at December 31, 1994. This reduction was the result of the payment of interest on long-term debt accrued at year-end on the first business day of January 1995.

ASSETS

Property additions for the first quarter of 1995 totaled $36 million. Construction of the Rocky Mountain Project (Rocky Mountain), a pumped storage hydroelectric facility, accounted for $18 million of this amount. Borrowings under the loan commitment for Rocky Mountain totaled $59 million in the first quarter of 1995. Rocky Mountain was approximately 99% complete as of March 31, 1995. The initial unit of Rocky Mountain is currently scheduled for commercial operation on June 1, 1995. All three units of Rocky Mountain are scheduled to be available for use during peak periods this summer.

The decrease in bond, reserve and construction funds resulted primarily from the utilization of a portion of the debt service reserve funds for debt service payments. The available funds resulted from an interest rate swap refinancing project which did not require a debt service reserve fund.

The decrease in cash and temporary cash investments was primarily due to the December 31, 1994 Federal Financing Bank (FFB) interest payment being made as due on January 3, 1995 and due to the prepayment of two FFB advances in January 1995. For a discussion of the refinancing transactions, see Note 5 of Notes to Financial Statements in Oglethorpe's Annual Report on
Form 10-K for the year ending December 31, 1994.

Other short-term investments represent investments whose maturity periods exceed Oglethorpe's policy of three months or less for classification as cash equivalents. There were no corresponding investments in 1994.

The increase in the premium and loss on reacquired debt resulted from premiums paid in connection with FFB note modifications and prepayments, and from a pollution control bond (PCB) refunding.

EQUITY AND LIABILITIES

Deferred margins and Vogtle surcharge to be refunded within one year decreased by $6.4 million which is the amount that was refunded to the Members for the first three months of 1995.

Accounts payable declined as of March 31,1995 as a result of normal variations in the timing of payables activity.

Accrued interest decreased as discussed under cash and temporary cash investments above.

Accrued and withheld taxes increased as a result of the normal monthly accruals of property taxes, which are generally paid in the fourth quarter of the year.

Energy costs billed in excess of actuals decreased as a result of actual energy costs exceeding budgeted costs by $1.2 million.

Other current liabilities decreased as a result of normal activity.

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

NEW OFFICER OF OGLETHORPE

Gary M. Bullock was elected on March 31, 1995 as the new Secretary-Treasurer of Oglethorpe for a one-year term.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS

  Number           Description
- ---------          -----------
+4.10.4(d)         Third Amendment to First Amended and Restated Letter of
                   Credit Reimbursement Agreement, dated April 15, 1995, between Oglethorpe and Credit Suisse.

27.1               Financial Data Schedule (for SEC use only).

___________________

 + Pursuant to 17 C.F.R. 229.601(b)(4)(iii), this document is not filed herewith, however the registrant hereby agrees that such document will be provided to the Commission upon request.

        (b) Reports on Form 8-K

        No reports on Form 8-K were filed by Oglethorpe for the quarter ended March 31, 1995.

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


                                  Oglethorpe Power Corporation
                                  (An Electric Membership
                                  Generation & Transmission
                                  Corporation)



Date: May 12, 1995            By: /s/ T. D. Kilgore
                                  -------------------------------------
                                      T. D. Kilgore
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)



Date: May 12, 1995                /s/ Gary M. Bullock
                                  -------------------------------------
                                      Gary M. Bullock
                                  Secretary-Treasurer
                                  (Principal Financial Officer)



Date: May 12, 1995                /s/ Eugen Heckl
                                  -------------------------------------
                                      Eugen Heckl
                                  Senior Vice President and Chief
                                  Financial Officer (Principal Financial
                                  Officer)