Form 10-Q
period 1995-06-30
OGLETHORPE POWER CORP
filed 1995-08-14
CIK 788816

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ______________________

                                  FORM 10-Q

(MARK ONE)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

                                        OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________

                            COMMISSION FILE NO. 33-7591
                               ______________________

                            OGLETHORPE POWER CORPORATION
            (AN ELECTRIC MEMBERSHIP GENERATION & TRANSMISSION CORPORATION)
                (Exact name of registrant as specified in its charter)

                GEORGIA                                        58-1211925
      (State or other jurisdiction of                        (I.R.S. employer
       incorporation or organization)                       identification no.)

          POST OFFICE BOX 1349
        2100 EAST EXCHANGE PLACE
            TUCKER, GEORGIA                                     30085-1349
     (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code            (770) 270-7600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject of
such filing requirements for the past 90 days.    YES [X] NO [ ]

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. THE REGISTRANT IS A MEMBERSHIP CORPORATION AND HAS NO AUTHORIZED OR OUTSTANDING EQUITY SECURITIES.

===============================================================================

                       OGLETHORPE POWER CORPORATION

                   INDEX TO QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED JUNE 30, 1995


                                                                    PAGE NO.
                                                                    --------
PART I - FINANCIAL INFORMATION

     Item 1.   Financial Statements

          Condensed Balance Sheets at June 30, 1995 (Unaudited)
          and December 31, 1994                                         3

          Condensed Statements of Revenues and Expenses (Unaudited)
          for the Three Months and Six Months Ended
          June 30, 1995 and 1994                                        5

          Condensed Statements of Cash Flows (Unaudited)
          for the Six Months Ended June 30, 1995 and 1994               6

          Notes to the Condensed Financial Statements                   7

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations            8


PART II - OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K                        13


SIGNATURES                                                             14


PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                        OGLETHORPE POWER CORPORATION
                          CONDENSED BALANCE SHEETS
                           (DOLLARS IN THOUSANDS)

                                   ASSETS
                                   ------


                                                                         AT                      AT
                                                                      JUNE 30,               DECEMBER 31,
                                                                        1995                    1994
                                                                     -----------             -----------
                                                                     (UNAUDITED)
ELECTRIC PLANT, AT ORIGINAL COST:
 IN SERVICE                                                          $ 5,619,987             $ 5,100,299
 LESS ACCUMULATED PROVISION FOR DEPRECIATION                          (1,295,172)             (1,231,818)
                                                                     -----------             -----------
                                                                       4,324,815               3,868,481
 NUCLEAR FUEL, AT AMORTIZED COST                                          99,575                 105,683
 PLANT ACQUISITION ADJUSTMENTS, AT AMORTIZED COST                          5,745                   6,275
 CONSTRUCTION WORK IN PROGRESS                                            81,920                 538,789
                                                                     -----------             -----------
                                                                       4,512,055               4,519,228
                                                                     -----------             -----------
INVESTMENTS AND FUNDS:
 BOND, RESERVE AND CONSTRUCTION FUNDS, AT MARKET                          56,360                  64,163
 DECOMMISSIONING FUND, AT MARKET                                          65,099                  59,164
 INVESTMENT IN ASSOCIATED ORGANIZATIONS, AT COST                          16,459                  17,371
                                                                     -----------             -----------
                                                                         137,918                 140,698
                                                                     -----------             -----------

CURRENT ASSETS:
 CASH AND TEMPORARY CASH INVESTMENTS, AT COST                             76,587                 190,642
 OTHER SHORT-TERM INVESTMENTS, AT MARKET                                  28,130                    -
 RECEIVABLES                                                             122,134                  90,998
 INVENTORIES, AT AVERAGE COST                                            102,914                  95,076
 PREPAYMENTS AND OTHER CURRENT ASSETS                                     11,937                  14,857
                                                                     -----------             -----------
                                                                         341,702                 391,573
                                                                     -----------             -----------
DEFERRED CHARGES:
 PREMIUM AND LOSS ON REACQUIRED DEBT, BEING AMORTIZED                    205,214                 161,889
 DEFERRED AMORTIZATION OF SCHERER LEASEHOLD                               84,153                  80,132
 DISCONTINUED PROJECT, BEING AMORTIZED                                    25,323                  26,342
 DEFERRED DEBT EXPENSE, BEING AMORTIZED                                   21,382                  20,936
 OTHER                                                                     8,375                   7,657
                                                                     -----------             -----------
                                                                         344,447                 296,956
                                                                     -----------             -----------
                                                                     $ 5,336,122             $ 5,348,455
                                                                     ===========             ===========


The accompanying notes are an integral part of these condensed statements.

                           OGLETHORPE POWER CORPORATION
                             CONDENSED BALANCE SHEETS
                              (DOLLARS IN THOUSANDS)

                              EQUITY AND LIABILITIES
                              ----------------------


                                                                         AT                      AT
                                                                      JUNE 30,               DECEMBER 31,
                                                                        1995                    1994
                                                                     -----------             -----------
                                                                     (UNAUDITED)
CAPITALIZATION:
 PATRONAGE CAPITAL (NET OF UNREALIZED LOSSES OF
  $171 AT JUNE 30, 1995 AND $3,567 AT DECEMBER 31, 1994
  ON AVAILABLE-FOR-SALE SECURITIES)                                  $   341,648             $   309,496
 LONG-TERM DEBT                                                        4,185,641               4,128,080
 OBLIGATION UNDER CAPITAL LEASES                                         300,799                 303,749
                                                                     -----------             -----------
                                                                       4,828,088               4,741,325
                                                                     -----------             -----------

CURRENT LIABILITIES:
 LONG-TERM DEBT AND CAPITAL LEASES DUE WITHIN ONE YEAR                    86,991                  90,086
 DEFERRED MARGINS AND VOGTLE SURCHARGE TO BE
  REFUNDED WITHIN ONE YEAR                                                10,056                  21,476
 ACCOUNTS PAYABLE                                                         29,243                  52,921
 ACCRUED INTEREST                                                         21,051                 100,010
 ACCRUED AND WITHHELD TAXES                                               15,341                   1,566
 ENERGY COSTS BILLED IN EXCESS OF ACTUALS                                  1,059                   2,125
 OTHER CURRENT LIABILITIES                                                17,581                  18,177
                                                                     -----------             -----------
                                                                         181,322                 286,361
                                                                     -----------             -----------

DEFFERED CREDITS AND OTHER LIABILITIES:
 GAIN ON SALE OF PLANT, BEING AMORTIZED                                   62,039                  63,209
 SALE OF INCOME TAX BENEFITS, BEING AMORTIZED                             54,209                  58,236
 ACCUMULATED DEFERRED INCOME TAXES                                        65,510                  65,510
 DEFERRED MARGINS AND VOGTLE SURCHARGE                                    15,568                  15,568
 DECOMMISSIONING RESERVE                                                 105,561                  96,291
 OTHER                                                                    23,825                  21,955
                                                                     -----------             -----------
                                                                         326,712                 320,769
                                                                     -----------             -----------
                                                                     $ 5,336,122             $ 5,348,455
                                                                     ===========             ===========


The accompanying notes are an integral part of these condensed statements.

                         OGLETHORPE POWER CORPORATION
              CONDENSED STATEMENT OF REVENUES & EXPENSES (UNAUDITED)
                           (DOLLARS IN THOUSANDS)


                                                       THREE MONTHS ENDED            SIX MONTHS ENDED
                                                            JUNE 30,                     JUNE 30,
                                                     -----------------------       -----------------------
                                                       1995           1994           1995           1994
                                                     --------       --------       --------       --------
OPERATING REVENUES:
 SALES TO MEMBERS                                    $252,468       $229,157       $480,317       $454,615
 SALES TO NON-MEMBERS                                  28,760         33,878         58,459         76,038
                                                     --------       --------       --------       --------
TOTAL OPERATING REVENUES                              281,228        263,035        538,776        530,653
                                                     --------       --------       --------       --------

OPERATING EXPENSES:
 FUEL                                                  54,154         48,600        101,671         99,832
 PRODUCTION                                            29,623         30,937         61,865         63,055
 PURCHASED POWER                                       61,567         57,652        121,514        111,192
 DEPRECIATION AND AMORTIZATION                         34,255         33,222         67,139         66,273
 TAXES OTHER THAN INCOME TAXES                          6,529          5,927         12,420         12,032
 OTHER OPERATING EXPENSES                              13,052         10,993         23,435         20,684
                                                     --------       --------       --------       --------
TOTAL OPERATING EXPENSES                              199,180        187,331        388,044        373,068
                                                     --------       --------       --------       --------
OPERATING MARGIN                                       82,048         75,704        150,732        157,585
                                                     --------       --------       --------       --------

OTHER INCOME (EXPENSE):
 INTEREST INCOME                                        4,599          2,183          7,911          5,134
 AMORTIZATION OF DEFERRED MARGINS                       4,958          4,632         11,420         11,273
 ALLOWANCE FOR EQUITY FUNDS USED
  DURING CONSTRUCTION                                     806            675          1,567          1,356
 OTHER                                                  3,429          5,819          6,263         11,295
                                                     --------       --------       --------       --------
TOTAL OTHER INCOME                                     13,792         13,309         27,161         29,058
                                                     --------       --------       --------       --------

INTEREST CHARGES:
 INTEREST ON LONG-TERM OBLIGATIONS                     85,524         83,888        168,532        170,190
 ALLOWANCE FOR DEBT FUNDS USED
  DURING CONSTRUCTION                                  (9,976)        (8,386)       (19,395)       (17,242)
                                                     --------       --------       --------       --------
NET INTEREST CHARGES                                   75,548         75,502        149,137        152,948
                                                     --------       --------       --------       --------

NET MARGIN                                           $ 20,292       $ 13,511       $ 28,756       $ 33,695
                                                     ========       ========       ========       ========


The accompanying notes are an integral part of these condensed statements.

                          OGLETHORPE POWER CORPORATION
                   CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                  FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                             (DOLLARS IN THOUSANDS)


                                                                                   1995                1994
                                                                                 --------            --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 NET MARGIN                                                                      $ 28,756            $ 33,695
                                                                                 --------            --------
 ADJUSTMENTS TO RECONCILE NET MARGIN TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
   DEPRECIATION AND AMORTIZATION                                                   98,020              93,318
   AMORTIZATION OF DEFERRED GAINS                                                  (1,171)             (6,266)
   AMORTIZATION OF DEFERRED MARGINS                                               (11,420)            (11,273)
   ALLOWANCE FOR EQUITY FUNDS USED DURING CONSTRUCTION                             (1,567)             (1,356)
   OTHER                                                                              598              (3,452)

 CHANGE IN NET CURRENT ASSETS, EXCLUDING
  LONG-TERM DEBT DUE WITHIN ONE YEAR AND DEFERRED MARGINS AND
  VOGTLE SURCHARGE TO BE REFUNDED WITHIN ONE YEAR:
   RECEIVABLES                                                                    (31,136)             (9,959)
   INVENTORIES                                                                     (7,838)             (9,500)
   PREPAYMENTS AND OTHER CURRENT ASSETS                                             2,920              (3,284)
   ACCOUNTS PAYABLE                                                               (23,678)             (4,919)
   ACCRUED INTEREST                                                               (78,959)            (81,951)
   ACCRUED AND WITHHELD TAXES                                                      13,775               5,254
   ENERGY COST BILLED IN EXCESS OF ACTUAL                                          (1,066)             (4,095)
   OTHER CURRENT LIABILITIES                                                         (596)            (28,814)
                                                                                 --------            --------
    TOTAL ADJUSTMENTS                                                             (42,118)            (66,297)
                                                                                 --------            --------
    NET CASH USED IN OPERATING ACTIVITIES                                         (13,362)            (32,602)
                                                                                 --------            --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  PROPERTY ADDITIONS                                                              (84,070)           (100,213)
  NET PROCEEDS FROM BOND, RESERVE AND CONSTRUCTION FUNDS                           11,200              28,831
  DECREASE IN INVESTMENT IN ASSOCIATED ORGANIZATIONS                                  912                 600
  INCREASE IN OTHER SHORT-TERM INVESTMENTS                                        (28,130)               -
  (INCREASE) DECREASE IN DECOMMISSIONING FUND                                      (3,274)                 48
                                                                                 --------            --------
    NET CASH USED IN INVESTING ACTIVITIES                                        (103,362)            (70,734)
                                                                                 --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  DEBT PROCEEDS, NET                                                              142,112             293,731
  DEBT PAYMENTS                                                                  (139,424)           (337,176)
  REFUND OF VOGTLE SURCHARGE                                                         -                 (2,010)
  OTHER                                                                               (19)              4,749
                                                                                 --------            --------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                             2,669             (40,706)
                                                                                 --------            --------
NET DECREASE IN CASH AND TEMPORARY CASH INVESTMENTS                              (114,055)           (144,042)
CASH AND TEMPORARY CASH INVESTMENTS AT BEGINNING OF PERIOD                        190,642             244,173
                                                                                 --------            --------
CASH AND TEMPORARY CASH INVESTMENTS AT END OF PERIOD                             $ 76,587            $100,131
                                                                                 ========            ========
CASH PAID FOR:
    INTEREST (NET OF AMOUNTS CAPITALIZED)                                        $218,476            $230,599
    INCOME TAXES                                                                     -                   -


The accompanying notes are an integral part of these condensed statements.

                        OGLETHORPE POWER CORPORATION
                  NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                          JUNE 30, 1995 AND 1994


(A) The condensed financial statements included herein have been prepared by Oglethorpe Power Corporation (Oglethorpe), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission
     (SEC). In the opinion of management, the information furnished herein reflects all adjustments (which included only normal recurring adjustments) necessary to present fairly, in all material respects, the results for the periods ended June 30, 1995 and 1994. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations, although Oglethorpe believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in Oglethorpe's latest Annual Report on Form 10-K, as filed with the SEC.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1995

Oglethorpe's net margin for the quarter ended June 30, 1995 was $20.3 million compared to $13.5 million for the same period of 1994. Net margin was higher in the second quarter of 1995 compared to the second quarter of 1994 primarily due to unbudgeted savings from the continued capitalization of costs of the Rocky Mountain Project (Rocky Mountain) due to the delay in commercial operation of the initial unit from April 1995 to June 1995. Despite this additional $6.8 million of net margin in the second quarter of 1995, Oglethorpe's net margin for the six months ended June 30, 1995 was $28.8 million as compared to $33.7 million for the first six months of 1994. As described in Oglethorpe's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995 under "Results of Operations", even though Oglethorpe's manner of collecting net margins is more uniform each month in 1995 as opposed to being earned primarily during the first five months in prior years, Oglethorpe's budgeted net margin for the year 1995 is approximately the same level as 1994.

OPERATING REVENUES

The increases in Member revenues for the three-month and six-month periods ended June 30, 1995 compared to the same periods of 1994 were due to increased billings of fixed costs resulting from the decline in Sell-back revenues from Georgia Power Company (GPC) under the plant operating agreements (as discussed below). Energy revenues from sales to Members in the first six months of 1995 were lower than the same period of the prior year despite an increase in megawatt-hour (MWh) sales of 4.9%. Such reduction was due to the pass-through of lower net energy costs in 1995, as discussed under "Operating Expenses" below.

Sales to non-Members are primarily made pursuant to three different types of contractual arrangements with GPC and from energy sales to other non-Member utilities. The following table summarizes the amounts of non-Member revenues from these sources for the three months and six months ended June 30, 1995 and 1994:


                                                Three Months Ended June 30,     Six Months Ended June 30,
                                                ---------------------------     -------------------------
                                                      1995       1994               1995       1994
                                                      ----       ----               ----       ----
                                                                (dollars in thousands)
Plant operating agreements                           $ 1,781    $14,425            $ 7,674    $33,519
Power supply arrangements                             11,257      6,222             18,573     15,459
Transmission agreements                                2,612      2,533              5,607      5,732
Other utilities                                       13,110     10,698             26,605     21,328
                                                     -------    -------            -------    -------
        Total                                        $28,760    $33,878            $58,459    $76,038
                                                     =======    =======            =======    =======


The decrease in revenues from non-Members in 1995 compared to 1994 was primarily attributable to lower revenues from GPC pursuant to plant operating agreements. Under the plant operating agreements, GPC purchases capacity and energy from Oglethorpe on a declining scale in the early years of operation of certain co-owned generating units. The decrease in revenues of this type was due to scheduled reductions in sell-back percentages for both of the Plant Vogtle units. Effective June 1, 1995, revenues from GPC pursuant to plant operating agreements ended.

The second source of non-Member revenues is derived pursuant to power supply arrangements with GPC. These revenues are derived, for the most part, from energy arising from dispatch situations whereby GPC causes Plant Wansley to be operated when Oglethorpe's system does not require all of its contractual entitlement to the generation. These revenues essentially represent reimbursement of costs to Oglethorpe since, under the operating agreements, Oglethorpe is responsible for its share of fuel costs any time a unit operates. Such sales were significantly higher in the second quarter of 1995 compared to the same period of 1994.

Revenues from other non-Member utilities increased substantially due to a 43% increase in MWh sales in the six months ended June 1995 compared to the same period of 1994. Oglethorpe is continuing to pursue energy and capacity sales to other utilities as a means of reducing amounts that must be recovered from Members.

OPERATING EXPENSES

The increase in operating expenses for the three months and six months ended June 30, 1955 compared to the same period of 1994 was primarily attributable to an increase in fuel expenses during the second quarter and to an increase in purchased power throughout the six-month period.

Fuel expenses increased during the second quarter of 1995 compared to 1994 primarily as a result of a 13% increase in generation, primarily from Plant Scherer. Purchased power expenses increased in 1995 primarily as the result of capacity and energy purchases from Hartwell Energy Limited Partnership (Hartwell). The agreement to purchase capacity and energy from Hartwell commenced in April 1994; therefore, there were no corresponding purchases for the first three months of 1994. Overall, there was a 12% increase in MWh purchases from all sources in 1995 compared to the first six months of 1994. However, the net per unit variable costs of fuel, production and purchased power was 4.8% lower in the first six months of 1995 compared to 1994. Such decrease arose from lower prices of purchased power and savings in fuel costs and maintenance expenses.

OTHER INCOME

The decrease in other income for the six months ended June 30, 1995 was due to the completion of amortization in October 1994 of a gain on the sale of Plant Scherer common facilities. For a discussion of the gain on the sale of Plant Scherer common facilities, see Note 6 of Notes to Financial Statements in Oglethorpe's Annual Report on Form 10-K for the year ending December

31, 1994. Interest income for the second quarter increased due to higher earnings from the decommissioning fund.

MEMBER CONTRACTS

As stated in Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and in its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995, in response to an increasingly competitive utility environment, Oglethorpe has been discussing the need for a more flexible power supply arrangement with its Members. During June and July 1995, Oglethorpe's Board of Directors approved a plan that allows for substantial changes to the Corporation's contractual relationship with its Members to provide them with greater flexibility in their power supply arrangements and to establish the method by which Oglethorpe recovers the costs of existing resources.

The new arrangement offers the Members a choice of service options that can help them better meet the individual needs and load characteristics of their systems. Options now available to the Members range from having Oglethorpe continue to perform all power supply functions, to performing some or all of those functions themselves, or to withdrawing from the System in accordance with the process, provisions and conditions recently approved by the Board of Directors. Under these options, each Member or withdrawing Member would remain financially responsible for the costs of, and required to purchase, all capacity and related energy from Oglethorpe's existing plants and power supply contracts based on a fixed percentage allocation and a formulary rate approved by the Board of Directors to recover all of Oglethorpe's costs for existing commitments. The cost of future commitments will be recovered from the Members in a similar fashion. Since the Members and any withdrawing Member must maintain responsibility for their allocated portions of all current financial obligations to Oglethorpe, Oglethorpe's future revenues associated with its current obligations would be unaffected. However, to the extent the Members or any withdrawing Member choose to secure their projected load growth from sources other than Oglethorpe, the growth in Oglethorpe's revenues would decrease as would the growth in related expenses.

In addition, the plan creates a power pool arrangement that allows Oglethorpe, its Members and eventually third parties to pool energy and reserves. Oglethorpe and any Member-secured resources will be committed to economic dispatch (pooled) for the benefit of all the pool participants. The pool participants may also invite other utilities to participate in the pool and will pursue additional customers. Members who sign the new wholesale power contract will also have the option to engage in power supply transactions on their own so long as all of their load and resources are committed to pool dispatch.

The plan requests each Member to notify Oglethorpe by August 31 of its intention to (1) maintain their current all-requirements wholesale power contract, (2) sign a new wholesale power contract for increased flexibility or (3) initiate the plan of withdrawal. Implementation of the plan, which is planned for January 1, 1996, is subject to several steps, including approval by the Rural Utilities Service (RUS).

Cobb EMC, Snapping Shoals EMC and Walton EMC have indicated their desire to continue studying withdrawal from membership in Oglethorpe and have recently proposed a concept for withdrawal in lieu of the one approved by Oglethorpe's Board of Directors. Oglethorpe is awaiting further details of this alternative concept; at which time, Oglethorpe expects to engage in further discussions with them regarding a mutually acceptable plan for withdrawal.

FINANCIAL CONDITION

Total assets and total equity and liabilities as of June 30, 1995 were $5.3 billion which was $12 million less than the total at December 31, 1994.

ASSETS

The increase in electric plant in service resulted from the commercial operation of two of the three units of Rocky Mountain totaling $501 million during June 1995. The third unit went into commercial operation in July 1995. Construction work in progress decreased by this amount.

Property additions for the six months ended June 30, 1995 totaled $84 million. Construction of the Rocky Mountain accounted for $46 million of this amount. Borrowings under the loan commitment for Rocky Mountain totaled $98 million in the first six months of 1995.

The decrease in bond, reserve and construction funds resulted primarily from the utilization of a portion of the debt service reserve funds for debt service payments. The available funds resulted from an interest rate swap refinancing project which did not require a debt service reserve fund.

The decrease in cash and temporary cash investments was primarily due to the December 31, 1994 Federal Financing Bank (FFB) interest payment being made (as due) on January 3, 1995 and due to the prepayment of two FFB advances in January 1995. For a discussion of these refinancing transactions, see Note 5 of Notes to Financial Statements in Oglethorpe's Annual Report on Form 10-K for the year ending December 31, 1994.

Other short-term investments represent investments whose maturity periods exceed Oglethorpe's policy of three months or less for classification as cash equivalents. There were no corresponding investments at the end of 1994.

The increase in receivables resulted primarily from a $23.4 million higher billing to Oglethorpe's Members for the month of June 1995 compared to December 1994.

Prepayments and other current assets decreased primarily due to a $1.8 million decrease in the payment made to GPC for estimates of Plant Wansley coal purchases for August 1995 compared to the estimate paid for January 1995.

The increase in the premium and loss on reacquired debt resulted from premiums paid in connection with FFB note modifications and prepayments, and from a pollution control bond (PCB) refunding.

EQUITY AND LIABILITIES

Deferred margins and Vogtle surcharge to be refunded within one year decreased by $11.4 million which is the amount that was refunded to the Members for the first six months of 1995.

Accounts payable declined as of June 30, 1995 as a result of normal variations in the timing of payables activity.

Accrued interest decreased as discussed under cash and temporary cash investments above.

Accrued and withheld taxes increased as a result of the normal monthly accruals of property taxes, which are generally paid in the fourth quarter of the year.

Energy costs billed in excess of actuals decreased as a result of actual energy costs exceeding budgeted costs by $1.1 million.

PART II -  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS

 NUMBER              DESCRIPTION
--------             -----------

 27.1                Financial Data Schedule (for SEC use only).


         (b) REPORTS ON FORM 8-K

         No reports on Form 8-K were filed by Oglethorpe for the quarter ended June 30, 1995.

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

                                   Oglethorpe Power Corporation
                                   (An Electric Membership
                                   Generation & Transmission
                                   Corporation)



Date: August 14, 1995           By: /S/ T. D. KILGORE
                                    ---------------------------------------
                                        T. D. Kilgore
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



Date: August 14, 1995               /S/ GARY M. BULLOCK
                                    ---------------------------------------
                                        Gary M. Bullock
                                    Secretary-Treasurer
                                    (Principal Financial Officer)



Date: August 14, 1995               /S/ EUGEN HECKL
                                    ---------------------------------------
                                        Eugen Heckl
                                    Senior Vice President and Chief
                                    Financial Officer (Principal Financial
                                    Officer)