Form 10-Q
period 1995-09-30
OGLETHORPE POWER CORP
filed 1995-11-14
CIK 788816

==============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                            ____________________

                                 FORM 10-Q

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

                                      OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________

                         COMMISSION FILE NO. 33-7591
                            ____________________

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

==============================================================================

                       OGLETHORPE POWER CORPORATION

                  INDEX TO QUARTERLY REPORT ON FORM 10-Q
                 FOR THE QUARTER ENDED SEPTEMBER 30, 1995


                                                                     Page No.
                                                                     --------
PART I - FINANCIAL INFORMATION

     Item 1.   Financial Statements

          Condensed Balance Sheets at September 30, 1995 (Unaudited)
          and December 31, 1994                                          3

          Condensed Statements of Revenues and Expenses (Unaudited)
          for the Three Months and Nine Months Ended
          September 30, 1995 and 1994                                    5

          Condensed Statements of Cash Flows (Unaudited)
          for the Nine Months Ended September 30, 1995 and 1994          6

          Notes to the Condensed Financial Statements                    7

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations             8

PART II - OTHER INFORMATION

     Item 5.   Other Information                                        14

     Item 6.   Exhibits and Reports on Form 8-K                         14

SIGNATURES                                                              15

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                            OGLETHORPE POWER CORPORATION
                              CONDENSED BALANCE SHEETS
                               (DOLLARS IN THOUSANDS)

                                       ASSETS


                                                                     AT            AT
                                                                SEPTEMBER 30,  DECEMBER 31,
                                                                    1995          1994
                                                                -------------  ------------
                                                                 (UNAUDITED)
ELECTRIC PLANT, AT ORIGINAL COST:
 IN SERVICE                                                      $5,681,416     $5,100,299
 LESS ACCUMULATED PROVISION FOR DEPRECIATION                     (1,329,698)    (1,231,818)
                                                                 -----------    -----------
                                                                  4,351,718      3,868,481
 NUCLEAR FUEL, AT AMORTIZED COST                                     94,095        105,683
 PLANT ACQUISITION ADJUSTMENTS, AT AMORTIZED COST                     5,479          6,275
 CONSTRUCTION WORK IN PROGRESS                                       36,329        538,789
                                                                 -----------    -----------
                                                                  4,487,621      4,519,228
                                                                 -----------    -----------

INVESTMENTS AND FUNDS:
 BOND, RESERVE AND CONSTRUCTION FUNDS, AT MARKET                     52,942         64,163
 DECOMMISSIONING FUND, AT MARKET                                     68,980         59,164
 INVESTMENT IN ASSOCIATED ORGANIZATIONS, AT COST                     16,161         17,371
                                                                 -----------    -----------
                                                                    138,083        140,698
                                                                 -----------    -----------

CURRENT ASSETS:
 CASH AND TEMPORARY CASH INVESTMENTS, AT COST                       183,574        190,642
 OTHER SHORT-TERM INVESTMENTS, AT MARKET                             69,239           -
 RECEIVABLES                                                         81,734         90,998
 INVENTORIES, AT AVERAGE COST                                        86,340         95,076
 PREPAYMENTS AND OTHER CURRENT ASSETS                                16,772         14,857
                                                                 -----------    -----------
                                                                    437,659        391,573
                                                                 -----------    -----------

DEFERRED CHARGES:
 PREMIUM AND LOSS ON REACQUIRED DEBT, BEING AMORTIZED               202,861        161,889
 DEFERRED AMORTIZATION OF SCHERER LEASEHOLD                          85,615         80,132
 DISCONTINUED PROJECT, BEING AMORTIZED                               24,814         26,342
 DEFERRED DEBT EXPENSE, BEING AMORTIZED                              21,116         20,936
 OTHER                                                                8,730          7,657
                                                                 -----------    -----------
                                                                    343,136        296,956
                                                                 -----------    -----------
                                                                 $5,406,499     $5,348,455
                                                                 ===========    ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED STATEMENTS.

                            OGLETHORPE POWER CORPORATION
                              CONDENSED BALANCE SHEETS
                               (DOLLARS IN THOUSANDS)

                               EQUITY AND LIABILITIES


                                                                     AT            AT
                                                                SEPTEMBER 30,  DECEMBER 31,
                                                                    1995          1994
                                                                -------------  ------------
                                                                 (UNAUDITED)

CAPITALIZATION:
 PATRONAGE CAPITAL (NET OF UNREALIZED LOSSES OF
  $ 1,391 AT SEPTEMBER 30, 1995 AND $ 3,567 AT DECEMBER 31, 1994
  ON AVAILABLE-FOR-SALE SECURITIES)                              $  351,084     $  309,496
 LONG-TERM DEBT                                                   4,169,025      4,128,080
 OBLIGATION UNDER CAPITAL LEASES                                    300,799        303,749
                                                                 ----------     ----------
                                                                  4,820,908      4,741,325
                                                                 ----------     ----------

CURRENT LIABILITIES:
 LONG-TERM DEBT AND CAPITAL LEASES DUE WITHIN ONE YEAR              102,347         90,086
 DEFERRED MARGINS AND VOGTLE SURCHARGE TO BE
  REFUNDED WITHIN ONE YEAR                                            4,827         21,476
 ACCOUNTS PAYABLE                                                    33,164         52,921
 ACCRUED INTEREST                                                    80,275        100,010
 ACCRUED AND WITHHELD TAXES                                          22,687          1,566
 ENERGY COSTS BILLED IN EXCESS OF ACTUALS                              (615)         2,125
 OTHER CURRENT LIABILITIES                                           12,292         18,177
                                                                 ----------     ----------
                                                                    254,977        286,361
                                                                 ----------     ----------

DEFFERED CREDITS AND OTHER LIABILITIES:
 GAIN ON SALE OF PLANT, BEING AMORTIZED                              61,454         63,209
 SALE OF INCOME TAX BENEFITS, BEING AMORTIZED                        52,201         58,236
 ACCUMULATED DEFERRED INCOME TAXES                                   65,510         65,510
 DEFERRED MARGINS AND VOGTLE SURCHARGE                               15,568         15,568
 DECOMMISSIONING RESERVE                                            111,199         96,291
 OTHER                                                               24,682         21,955
                                                                 ----------     ----------
                                                                    330,614        320,769
                                                                 ----------     ----------
                                                                 $5,406,499     $5,348,455
                                                                 ==========     ==========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED STATEMENTS.

                         OGLETHORPE POWER CORPORATION
                 CONDENSED STATEMENTS OF REVENUES & EXPENSES
                           (DOLLARS IN THOUSAND)


                                          THREE MONTHS ENDED       NINE MONTHS ENDED
                                             SEPTEMBER 30,            SEPTEMBER 30,
                                          ------------------       ------------------
                                            1995      1994           1995      1994
                                          --------  --------       --------  --------
OPERATING REVENUES:
 SALES TO MEMBERS                         $284,476  $244,390       $764,793  $699,005
 SALES TO NON-MEMBERS                       33,060    22,428         91,519    98,466
                                          --------  --------       --------  --------
TOTAL OPERATING REVENUES                   317,536   266,818        856,312   797,471
                                          --------  --------       --------  --------

OPERATING EXPENSES:
 FUEL                                       62,813    57,887        164,484   157,719
 PRODUCTION                                 30,578    28,719         92,443    91,774
 PURCHASED POWER                            85,706    60,905        207,220   172,097
 DEPRECIATION AND AMORTIZATION              35,820    32,375        102,959    98,648
 TAXES OTHER THAN INCOME TAXES               7,181     5,920         19,601    17,952
 OTHER OPERATING EXPENSES                   12,489    12,925         35,924    33,609
                                          --------  --------       --------  --------
TOTAL OPERATING EXPENSES                   234,587   198,731        622,631   571,799
                                          --------  --------       --------  --------
OPERATING MARGIN                            82,949    68,087        233,681   225,672
                                          --------  --------       --------  --------

OTHER INCOME (EXPENSE):
 INTEREST INCOME                             4,806     2,842         12,717     7,976
 AMORTIZATION OF DEFERRED MARGINS            5,229     4,011         16,649    15,284
 ALLOWANCE FOR EQUITY FUNDS USED
  DURING CONSTRUCTION                           68       718          1,635     2,074
 OTHER                                       3,242     5,157          9,505    16,452
                                          --------  --------       --------  --------
TOTAL OTHER INCOME                          13,345    12,728         40,506    41,786
                                          --------  --------       --------  --------

INTEREST CHARGES:
 INTEREST ON LONG-TERM OBLIGATIONS          86,429    85,127        254,961   255,317
 ALLOWANCE FOR DEBT FUNDS USED
  DURING CONSTRUCTION                         (791)   (8,698)       (20,186)  (25,940)
                                          --------  --------       --------  --------
NET INTEREST CHARGES                        85,638    76,429        234,775   229,377
                                          --------  --------       --------  --------

NET MARGIN                                $ 10,656  $  4,386       $ 39,412  $ 38,081
                                          ========  ========       ========  ========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED STATEMENTS.

                        OGLETHORPE POWER CORPORATION
                CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                           (DOLLARS IN THOUSANDS)


                                                                1995                1994
                                                              --------            --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 NET MARGIN                                                   $ 39,412            $ 38,081
                                                              --------            --------
 ADJUSTMENTS TO RECONCILE NET MARGIN TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
   DEPRECIATION AND AMORTIZATION                               149,588             141,986
   AMORTIZATION OF DEFERRED GAINS                               (1,756)              --
   AMORTIZATION OF DEFERRED MARGINS                            (16,649)            (15,284)
   ALLOWANCE FOR EQUITY FUNDS USED DURING CONSTRUCTION          (1,635)             (2,074)
   OTHER                                                         1,340             (14,216)

 CHANGE IN NET CURRENT ASSETS, EXCLUDING
  LONG-TERM DEBT DUE WITHIN ONE YEAR AND DEFERRED MARGINS AND
  VOGTLE SURCHARGE TO BE REFUNDED WITHIN ONE YEAR:
   RECEIVABLES                                                   9,264              (8,037)
   INVENTORIES                                                   8,736              (4,132)
   PREPAYMENTS AND OTHER CURRENT ASSETS                         (1,915)             (1,498)
   ACCOUNTS PAYABLE                                            (19,757)             (8,597)
   ACCRUED INTEREST                                            (19,735)            (85,541)
   ACCRUED AND WITHHELD TAXES                                   21,121              11,999
   ENERGY COST BILLED IN EXCESS OF ACTUAL                       (2,740)             (5,143)
   OTHER CURRENT LIABILITIES                                    (5,885)            (28,368)
                                                              --------            --------
    TOTAL ADJUSTMENTS                                          119,977             (18,905)
                                                              --------            --------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                  159,389              19,176
                                                              --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   PROPERTY ADDITIONS                                         (107,989)           (152,136)
   NET PROCEEDS FROM BOND, RESERVE AND CONSTRUCTION FUNDS       13,397              29,190
   DECREASE IN INVESTMENT IN ASSOCIATED ORGANIZATIONS            1,210               1,176
   INCREASE IN OTHER SHORT-TERM INVESTMENTS                    (69,239)              --
   (INCREASE) DECREASE IN DECOMMISSIONING FUND                  (5,254)                 38
                                                              --------            --------
    NET CASH USED IN INVESTING ACTIVITIES                     (167,875)           (121,732)
                                                              --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   DEBT PROCEEDS, NET                                          142,341             294,092
   DEBT PAYMENTS                                              (139,730)           (350,233)
   REFUND OF VOGTLE SURCHARGE                                    --                 (2,031)
   OTHER                                                        (1,193)              3,209
                                                              --------            --------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          1,418             (54,963)
                                                              --------            --------
NET DECREASE IN CASH AND TEMPORARY CASH INVESTMENTS             (7,068)           (157,519)
CASH AND TEMPORARY CASH INVESTMENTS AT BEGINNING OF PERIOD     190,642             244,173
                                                              --------            --------
CASH AND TEMPORARY CASH INVESTMENTS AT END OF PERIOD          $183,574            $ 86,654
                                                              ========            ========

CASH PAID FOR:
   INTEREST (NET OF AMOUNTS CAPITALIZED)                      $239,485            $308,003
   INCOME TAXES                                                  --                  --


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED STATEMENTS.

                        OGLETHORPE POWER CORPORATION
                 NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1995 AND 1994


(A) The condensed financial statements included herein have been prepared by Oglethorpe Power Corporation (Oglethorpe), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission
     (SEC). In the opinion of management, the information furnished herein reflects all adjustments (which included only normal recurring adjustments) necessary to present fairly, in all material respects, the results for the periods ended September 30, 1995 and 1994. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations, although Oglethorpe believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in Oglethorpe's latest Annual Report on Form 10-K, as filed with the SEC.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1995

Oglethorpe's net margin for the quarter ended September 30, 1995 was $10.7 million compared to $4.4 million for the same period of 1994. Net margin was higher in the third quarter of 1995 compared to the third quarter of 1994 primarily due to increased capacity revenues from Members resulting from the unusually warm weather and to savings in purchased power capacity and decommissioning expenses. Oglethorpe's net margin for the nine months ended September 30, 1995 was $39.4 million compared to $38.1 million for the first nine months of 1994. Net margin for the first nine months of 1995 exceeded the net margin goal by $23 million resulting from, in addition to those savings mentioned above, unbudgeted savings from continued capitalization of fixed costs of the Rocky Mountain Project (Rocky Mountain) due to the delay in commercial operation of the initial unit from April 1995 to June 1995 and savings in fixed production costs. Net margin for the same period of 1994 was higher than the 1994 net margin goal due to savings in interest expense as a result of debt refinancing efforts.

OPERATING REVENUES
------------------

The increases in Member revenues for the three-month and nine-month periods ended September 30, 1995 compared to the same periods of 1994 were due primarily to increased billings of fixed costs resulting from the decline in Sell-back revenues from Georgia Power Company (GPC) under the plant operating agreements (as discussed below) and due to the additional fixed costs of Rocky Mountain. Energy revenues from sales to Members for the three-month and nine-month periods of 1995 were 15.5% and 4.5% higher than the same period of the prior year, however, megawatt-hour (MWh) sales increased 25.2% and 12.5%, respectively. The lower percentage increase in revenues compared to MWhs was due to the pass-through of lower net energy costs in 1995, as discussed under "Operating Expenses" below.

Sales to non-Members are primarily made pursuant to three different types of contractual arrangements with GPC and from energy sales to other non-Member utilities. The following table summarizes the amounts of non-Member revenues from these sources for the three months and nine months ended September 30, 1995 and 1994:


                                       Three Months Ended Sept. 30,  Nine Months Ended Sept. 30,
                                       ----------------------------  ---------------------------
                                             1995      1994               1995      1994
                                             ----      ----               ----      ----
                                                        (dollars in thousands)
Plant operating agreements                 $    89   $ 5,557             $10,096   $39,076
Power supply arrangements                   12,139     4,237              30,712    19,696
Transmission agreements                      3,770     2,771               9,377     8,503
Other utilities                             17,062     9,863              41,334    31,191
                                           -------   -------             -------   -------
      Total                                $33,060   $22,428             $91,519   $98,466
                                           =======   =======             =======   =======

The increase in revenues from non-Members for the three months ended September 30, 1995 compared to 1994 was primarily attributable to higher revenues from power supply arrangements and from sales to other utilities. For the nine months ended September 30, 1995 compared to 1994, revenues from non-Members decreased due to lower revenues from GPC pursuant to plant operating agreements.

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

The second source of non-Member revenues is derived pursuant to power supply arrangements with GPC. These revenues are derived, for the most part, from energy arising from dispatch situations whereby GPC causes Plant Wansley to be operated when Oglethorpe's system does not require all of its contractual entitlement to the generation. These revenues compensate Oglethorpe for its costs since, under the operating agreements, Oglethorpe is responsible for its share of fuel costs any time a unit operates. Such sales were significantly higher in the third quarter of 1995 compared to the same period of 1994.

Revenues from other non-Member utilities increased substantially due to a 16% increase in MWh sales in the three months ended September 30, 1995 and a 33% increase in MWh sales in the nine months ended September 30, 1995 compared to the same period of 1994. Oglethorpe is continuing to pursue energy and capacity sales to other utilities as a means of reducing amounts that must be recovered from Members.

OPERATING EXPENSES
------------------

The increase in operating expenses for the three months and nine months ended September 30, 1995 compared to the same period of 1994 was primarily attributable to an increase in purchased power required due to the additional Member and non-Member sales.

Purchased power expenses increased in 1995 partly as the result of capacity and energy purchases from Hartwell Energy Limited Partnership (Hartwell). The agreement to purchase capacity and energy from Hartwell commenced in April 1994; therefore, there were no corresponding purchases for the first three months of 1994. Additionally, there was a significant increase in purchases from utilities other than GPC. Overall, there was a 39% increase in MWh purchases from all sources in 1995 compared to the first nine months of 1994. However, the net per unit variable costs of fuel, production and purchased power was 4.7% lower in the first nine months of 1995 compared to 1994. Such decrease arose from lower prices of purchased power and savings in fuel costs and maintenance expenses.

OTHER INCOME
------------

Other income for the three-month and nine-month periods ended September 30, 1995 varied slightly compared to the same periods of 1994. However, the caption "other" decreased due to the completion of amortization in October 1994 of a gain on the sale of Plant Scherer common facilities. For a discussion of the gain on the sale of Plant Scherer common facilities, see Note 6 of Notes to Financial Statements in Oglethorpe's Annual Report on Form 10-K for the year ending December 31, 1994. Interest income throughout the nine-month period ended September 30, 1995 increased due to higher earnings from the decommissioning fund.

INTEREST CHARGES
----------------

The increase in net interest charges for the three-month and nine-month periods of 1995 compared to 1994 resulted from the three units of Rocky Mountain becoming commercially operable in June and July 1995; therefore, allowance for debt funds used during construction decreased, accordingly.

MEMBER CONTRACTS AND WITHDRAWAL ACTIVITIES

As previously reported, in response to an increasingly competitive utility environment, Oglethorpe has taken actions to provide its Members with various options for meeting their power supply needs. During June and July 1995, Oglethorpe's Board of Directors approved a plan that allows for substantial changes to the Corporation's contractual relationship with its Members to provide them with greater flexibility in their power supply arrangements and, at the same time, established the method by which Oglethorpe will recover the costs of existing resources.

The new plan offers the Members a choice of service options that can help them better meet the individual needs and load characteristics of their systems. Options offered to the Members range from having Oglethorpe continue to perform all power supply functions, to performing some or all of those functions themselves, or to withdrawing from membership in accordance with the process, provisions and conditions approved by the Board of Directors.

Members who sign the new wholesale power contract will have the option to own dispersed generation for customer reliability and competitive advantage and to engage in bilateral transactions with other power suppliers so long as all of their load and resources are committed to the dispatch of a new power pool. Oglethorpe's and any Member-secured resources will be committed to economic dispatch (pooled) for the benefit of all the pool participants. The pool cost settlement methodology will price at market rates the hourly differences between a participating EMC's allocation of power supply resources and its load. This power pool arrangement will also allow the participants to pool resource reserves. The pool participants will invite other utilities to participate in the pool and will pursue additional customers.

Operation of the power pool will be directed by the Pool Operation Consultants or "the POC". The POC will determine operating policies for the pool, such as targets for planning reserves, the energy cost settlement methodology and other administrative functions.

The pool participants have selected the following individuals for the POC:

- Newton A. Campbell, retired Chairman and CEO, Burns & McDonnell Engineering Company
- John A. Casazza, Chairman, CSA Energy Consultants
- Duejean C. Garrett, partner in the law firm of Baker & Daniels
- Thomas N. Hand, retired Executive Manager, East Central Area Reliability Coordination Agreement (ECAR)
- Royce Lyles, retired Chief Executive Officer, Jacksonville Electric
   Authority

Under each of the service options approved by the Board of Directors, each Member or withdrawing Member would remain financially responsible for the costs of, and required to purchase, all capacity and related energy from Oglethorpe's existing plants and power supply contracts based on a fixed percentage allocation and a formulary rate approved by the Board to recover all of Oglethorpe's costs for existing commitments. Under this approved methodology, a withdrawing Member could satisfy its existing financial obligation to Oglethorpe by entering into a 30-year power sale agreement. Since the Members and any withdrawing Member must maintain responsibility for their allocated portions of all current financial obligations to Oglethorpe, Oglethorpe's future revenues associated with its current obligations would be unaffected. However, to the extent the Members or any withdrawing Member choose to secure their projected load growth from sources other than Oglethorpe, the growth in Oglethorpe's revenues would decrease as would the growth in related expenses.

To date, Oglethorpe has received signed new wholesale power contracts from 25 Members and four Members have indicated by resolution of their Board of Directors they intend to maintain their current all-requirements wholesale power contract. Seven Members, including, as previously reported, Cobb EMC, Snapping Shoals EMC and Walton EMC, have indicated by resolution of their Board of Directors their desire to withdraw from membership. Some of the Members that have given withdrawal notices and several other EMCs are continuing to evaluate their options. It is not certain at this time how many Members will withdraw from Oglethorpe or how many will remain Members.

Several of the Members who are desiring to withdraw have proposed a concept for withdrawal in lieu of the one approved by Oglethorpe's Board of Directors. These Members desire to acquire a percentage interest in Oglethorpe's assets equal to their allocated share of costs responsibility and to assume the same share of Oglethorpe's debt. Oglethorpe's management has serious questions as to whether the conceptual approach put forward by these Members is feasible but has indicated a willingness to discuss such a concept as well as other options. The parties are utilizing the services of a mediator to facilitate their discussions and to assist in reaching a mutually agreeable solution. Representatives of the Rural Utilities Service (RUS) are also participating in these discussions and have expressed a willingness to explore alternative concepts, including a transfer of assets and assumption of debt.

Due to unresolved issues relating to Member withdrawal, RUS has indicated that it may not approve for implementation as of January 1, 1996 the new energy pool settlement process and its cost allocation methodology. RUS desires that Oglethorpe and all Members achieve a stronger consensus before it will take action on the new arrangements. It is uncertain what effect the delay in implementing the new power supply arrangements and the disagreements among the Members will have on Oglethorpe and its Members.

POWER PURCHASE ARRANGEMENTS

Oglethorpe currently purchases 1,250 megawatts (MW) of capacity and associated energy from GPC under the Block Power Sale Agreement. Because Oglethorpe intends to obtain more economical alternatives, it has, pursuant to the terms of the Agreement, given notice (in August 1994 and 1995) of its election to reduce its purchases from GPC by 250 MW beginning September 1, 1996, and by an additional 250 MW beginning September 1, 1997.

FINANCIAL CONDITION

Total assets and total equity plus liabilities as of September 30, 1995 were $5.4 billion which was $58 million more than the total at December 31, 1994.

ASSETS
------

The increase in electric plant in service resulted from the commercial operation of the three units of Rocky Mountain totaling $546 million during June and July 1995. Construction work in progress decreased by this amount.

Property additions for the nine months ended September 30, 1995 totaled $108 million. Construction of Rocky Mountain accounted for $52 million of this amount Borrowings under the loan commitment for Rocky Mountain totaled $98 million in the first nine months of 1995.

The decrease in bond, reserve and construction funds resulted primarily from the utilization of a portion of the debt service reserve funds for debt service payments. The available funds resulted from an interest rate swap refinancing project in early 1995 which did not require a debt service reserve fund.

The increase in total cash and investments was primarily due to the effects of the rate options selected by 11 Members which resulted in planned over-collections of capacity revenues of $41 million during the third quarter of 1995. For a discussion of this rate option, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Oglethorpe's Annual Report on Form 10-K for the year ended December 31, 1994.

Other short-term investments represent investments whose maturity periods exceed Oglethorpe's policy of three months or less for classification as cash equivalents. There were no corresponding investments at the end of 1994.

Prepayments and other current assets increased primarily due to a $3.7 million increase in the payment made to GPC for estimates of Plant Hatch O&M for October 1995 compared to the estimate paid for January 1995.

The increase in the premium and loss on reacquired debt resulted from premiums paid in connection with Federal Financing Bank (FFB) note modifications and prepayments, and from a pollution control bond (PCB) refunding.

EQUITY AND LIABILITIES
----------------------

Long-term debt due within one year increased due to normal maturities of PCBs and mortgage notes payable to the FFB.

Deferred margins and Vogtle surcharge to be refunded within one year decreased by $16.6 million which is the amount that was refunded to the Members for the first nine months of 1995.

Accounts payable declined as of September 30, 1995 as a result of normal variations in the timing of payables activity.

Accrued interest decreased primarily due to normal payments and accruals of interest.

Accrued and withheld taxes increased as a result of the normal monthly accruals of property taxes, which are generally paid in the fourth quarter of the year.

Energy costs billed in excess of actuals decreased as a result of actual energy costs exceeding billed costs by $2.7 million during the nine months ended September 30, 1995.

Other current liabilities decreased partly due to the year-end accrual for performance pay (subsequently paid in March 1995) and partly due to normal activity.

The increase in other liabilities resulted primarily from normal accruals for Oglethorpe's portion of GPC's post-retirement benefits related to the co-owned plants.

PART II - OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

CHANGE IN MANAGEMENT
--------------------

The Board of Directors has been advised by Tom Kilgore, its President and Chief Executive Officer, that he intends to leave Oglethorpe to pursue other business opportunities. While Kilgore has not resigned and continues in his position, he requested that the Board begin the process for selecting his successor. Kilgore has placed no time limit on his continued tenure and intends to remain with Oglethorpe to assist in the transition.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits
             --------

  Number            Description
----------          -----------

   27.1             Financial Data Schedule (for SEC use only).

        (b)  Reports on Form 8-K
             -------------------

        A report on Form 8-K describing a change in Oglethorpe's certifying accountant from Arthur Andersen LLP to Coopers & Lybrand L.L.P. was filed by Oglethorpe on September 14, 1995.

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

                               Oglethorpe Power Corporation
                               (An Electric Membership
                               Generation & Transmission
                               Corporation)




Date:  November 14, 1995       By: /s/ T. D. KILGORE
                                   ------------------------------------------
                                       T. D. Kilgore
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)




Date:  November 14, 1995           /s/ GARY M. BULLOCK
                                   ------------------------------------------
                                       Gary M. Bullock
                                   Secretary-Treasurer
                                   (Principal Financial Officer)




Date:  November 14, 1995           /s/ EUGEN HECKL
                                   ------------------------------------------
                                       Eugen Heckl
                                   Senior Vice President and Chief
                                   Financial Officer (Principal Financial
                                   Officer)