Form 10-K
period 1995-12-31
OGLETHORPE POWER CORP
filed 1996-04-01
CIK 788816

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

/ /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                 TO

                          COMMISSION FILE NO. 33-7591

                            ------------------------

                          OGLETHORPE POWER CORPORATION
         (AN ELECTRIC MEMBERSHIP GENERATION & TRANSMISSION CORPORATION)
             (Exact name of registrant as specified in its charter)

                GEORGIA                         58-1211925
    (State or other jurisdiction of          (I.R.S. employer
     incorporation or organization)        identification no.)

          POST OFFICE BOX 1349                  30085-1349
        2100 EAST EXCHANGE PLACE                (Zip Code)
            TUCKER, GEORGIA
(Address of principal executive offices)

Registrant's telephone number, including area code:           (770) 270-7600

Securities registered pursuant to Section 12(b) of the Act:   NONE

Securities registered pursuant to Section 12(g) of the Act:   NONE

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    State the aggregate market value of the voting stock held by nonaffiliates of the registrant. NONE

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

    Documents Incorporated by Reference: NONE

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                            OGLETHORPE POWER CORPORATION
                            1995 FORM 10-K ANNUAL REPORT

                                   TABLE OF CONTENTS

 ITEM                                                                              PAGE
 ----                                                                              ----
                                        PART I

  1       Business ...............................................................    1
            Oglethorpe Power Corporation .........................................    1
            The Members of Oglethorpe ............................................    8
            The Power Supply System ..............................................   11
            Co-Owners of the Plants and the Plant and Transmission Agreements ....   21

  2       Properties .............................................................   25

  3       Legal Proceedings ......................................................   25

  4       Submission of Matters to a Vote of Security Holders ....................   25

                                        PART II

  5       Market for Registrant's Common Equity and Related Stockholder Matters ..   26

  6       Selected Financial Data ................................................   26

  7       Management's Discussion and Analysis of Financial Condition
           and Results of Operations .............................................   27

  8       Financial Statements and Supplementary Data ............................   35

  9       Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure ..............................................   53

                                         PART III

 10       Directors and Executive Officers of the Registrant .....................   53

 11       Executive Compensation .................................................   65

 12       Security Ownership of Certain Beneficial Owners and Management .........   67

 13       Certain Relationships and Related Transactions .........................   67

                                          PART IV

 14       Exhibits, Financial Statement Schedules, and Reports on Form 8-K .......   68

                              SELECTED DEFINITIONS

When used herein the following terms will have the meanings indicated below:

 TERM            MEANING
 ----            -------
ADSCR            Annual Debt Service Coverage Ratio
AFUDC            Allowance for Debt and Equity Funds Used During Construction
BPSA             Block Power Sale Agreement
CFC              National Rural Utilities Cooperative Finance Corporation
CoBank           CoBank, ACB, formerly known as the National Bank for Cooperatives
Commission       Securities and Exchange Commission
CSA              Coordination Services Agreement
Dalton           City of Dalton, Georgia
DOE              United States Department of Energy
DSC              Debt Service Coverage Ratio
EPA              United States Environmental Protection Agency
EPI              Entergy Power, Inc.
EPMI             Enron Power Marketing, Inc.
FERC             Federal Energy Regulatory Commission
FFB              Federal Financing Bank
G&T              Generation and Transmission Cooperative
GEMC             Georgia Electric Membership Corporation
GPC              Georgia Power Company
GPSC             Georgia Public Service Commission
GSOC             Georgia System Operations Corporation
GTC              Georgia Transmission Corporation
ITS              Integrated Transmission System
ITSA             Revised and Restated Integrated Transmission System Agreement
kWh              Kilowatt-hours
Members          The 39 retail distribution cooperatives that are members of Oglethorpe
MEAG             Municipal Electric Authority of Georgia
MW               Megawatts
MWh              Megawatt-hours
NRC              Nuclear Regulatory Commission
Oglethorpe       Oglethorpe Power Corporation
PURPA            Public Utility Regulatory Policies Act
RUS              Rural Utilities Service, formerly known as the Rural Electrification
                   Administration
SEPA             Southeastern Power Administration
SONOPCO          Southern Nuclear Operating Company
TIER             Times Interest Earned Ratio
TVA              Tennessee Valley Authority

                                    PART I

ITEM 1.  BUSINESS

                          OGLETHORPE POWER CORPORATION
GENERAL

    Oglethorpe Power Corporation (An Electric Membership Generation & Transmission Corporation) ("Oglethorpe") is an electric generation and transmission cooperative ("G&T") incorporated in 1974 in the State of Georgia. It is headquartered in metropolitan Atlanta. Oglethorpe is entirely owned by its 39 retail electric distribution cooperative members (the "Members"), who, in turn, are entirely owned by their retail consumers. Oglethorpe is the largest G&T in the United States in terms of operating revenues, assets, kilowatt-hour ("kWh") sales and, through the Members, consumers served. It is one of the ten largest electric utilities in the United States in terms of land area served. Oglethorpe has approximately 427 full-time and 39 part-time employees.

    As with cooperatives generally, Oglethorpe operates on a not-for-profit basis. Oglethorpe's principal business is providing wholesale electric service to the Members. The Members are local consumer-owned distribution cooperatives providing retail electric service on a not-for-profit basis. In general, the membership of the distribution cooperative Members consists of residential, commercial and industrial consumers within specific geographic areas. The Members serve approximately 1.1 million electric consumers (meters) representing a total population of approximately 2.6 million people.

MEMBER CONTRACTS

    Each Member currently purchases capacity and energy from Oglethorpe pursuant to a long-term, "all-requirements" wholesale power contract between Oglethorpe and the Member (each a "Wholesale Power Contract" and collectively the "Wholesale Power Contracts"). The existing Wholesale Power Contracts have a term ending December 31, 2025 and continue thereafter until terminated by three years' written notice by Oglethorpe or the respective Member. Each Wholesale Power Contract provides that, except for power purchased from the Southeastern Power Administration ("SEPA"), Oglethorpe shall sell and deliver to the Member, and the Member shall purchase and receive from Oglethorpe, all electric capacity and energy that the Member requires for the operation of its system to the extent that Oglethorpe has capacity and energy and facilities available. Oglethorpe supplies the capacity and energy requirements of the Members from a combination of owned and leased generating plants and from power purchased under long-term contracts with other power suppliers, principally Georgia Power Company ("GPC"), a wholly owned subsidiary of The Southern Company. In 1995, the aggregate SEPA allocation to the Members was 542 megawatts ("MW") plus associated energy, representing approximately 11% of total Member peak demand and approximately 5% of total Member energy requirements. The amount of capacity and energy available from SEPA is not expected to increase in an amount sufficient to serve a material portion of the projected growth in the Members' requirements. (See "Member Demand and Energy Requirements" herein and "THE MEMBERS OF OGLETHORPE--Contracts with SEPA".)

PROPOSED RESTRUCTURING

    For some time, Oglethorpe and the Members have been discussing various options to provide the Members greater flexibility for meeting their power supply needs in an increasingly competitive utility environment. These discussions led to a restructuring plan approved by Oglethorpe's Board of Directors in December 1995 to divide Oglethorpe into three specialized companies to respond to increasing competition in the electric industry and to settle certain issues confronting Oglethorpe and the Members, including several Members' previously stated intention to withdraw from membership in Oglethorpe in order to gain more flexibility. The December plan proposed the creation of a new transmission company and a new system operations company and Oglethorpe's retention of the generation business. Oglethorpe's Board believes there are significant potential benefits to the Members of having the transmission business and the system operations business operated in separate companies. Among the principal benefits is that the Members' freedom to choose among power suppliers, including Oglethorpe, for their future growth would be enhanced.

    The current target date for full implementation of the restructuring is January 1, 1997. As a preliminary step, Georgia
Transmission Corporation (An Electric Membership Corporation) ("GTC") has been incorporated for future use as the transmission company and Georgia System Operations Corporation ("GSOC") has been incorporated as a Georgia non-profit corporation for future use as the system operations company. On March 29, 1996, the Boards of Oglethorpe, GTC and GSOC approved an agreement (the "Restructuring Agreement") which sets forth the terms and conditions on which the restructuring and related changes would occur. The Restructuring Agreement contemplates that Oglethorpe would operate primarily as a power supply company, but initially would retain economic development, marketing and service functions.

    Oglethorpe would transfer its transmission business, including its existing transmission assets, to GTC. GTC would thereafter own and operate the transmission system and provide transmission services to the Members, Oglethorpe and third parties. (See Note 6 of Notes to Financial Statements in Item 8 for a summary of Oglethorpe's investments in electric plant, including transmission and distribution plant.) The purchase price for the transmission business would be equal to the sum of (1) the higher of: (a) the appraised fair market value of such business as determined by an independent appraiser, or (b) Oglethorpe's net book value for the transmission assets, plus (2) the value of certain deferred charges. If the appraised value of the transmission business exceeds Oglethorpe's net book value for the transmission assets by more than 5%, GTC's Board would have to approve the payment of any resulting purchase price. The purchase price would be paid by GTC's assumption of a portion of Oglethorpe's long-term secured debt and by cash obtained through third party borrowing.

    Oglethorpe would transfer its system operations business, consisting of its operations center and related computer and dispatch equipment, to GSOC. GSOC would thereafter own and operate the operations center and provide system operation services to the Members, Oglethorpe, GTC and third parties.

    Oglethorpe also plans to implement a new governance structure when: (a) it receives a favorable ruling from the Internal Revenue Service that such structure would not affect Oglethorpe's status for federal income tax purposes as a corporation operating on a cooperative basis, and (b) a new rate schedule which allocates to each Member responsibility for a specified percentage of all costs of Oglethorpe's existing resources becomes legally binding and effective. It is contemplated that the new governance structure would become effective at the same time as the restructuring, although it is possible that it could become effective independent of the restructuring.
The new governance structure provides for a board of directors consisting of six directors elected from the Members, four independent outside directors and Oglethorpe's President and Chief Executive Officer, rather than Oglethorpe's current 39-member board which is comprised of directors nominated by each Member. To be elected, the new directors must be nominated by a committee composed of a representative from each Member whose vote would be weighted in accordance with the number of retail customers served by such Member and then elected by a vote of the Members on a one-member, one-vote basis.

    In adopting the Restructuring Agreement, Oglethorpe's Board recommended to the Members that they become members of GTC and GSOC and that they join with Oglethorpe, GTC and GSOC in executing an agreement (the "Member Agreement") as to those matters contemplated in the Restructuring Agreement that directly involve the Members in their capacities as separate corporations. The Member Agreement will specify the form of transmission contracts and system operation contracts to be signed by the Members. The Member Agreement will also provide, subject to the approval of the Rural Utilities Service ("RUS"), formerly known as the Rural Electrification Administration, that Oglethorpe and each Member executing the Member Agreement would execute a new wholesale power contract to govern the purchase and sale of power between Oglethorpe and each such Member. Each Member signing the new wholesale power contract would have a choice as to whether or not to participate in future power supply projects sponsored by Oglethorpe. Such Members would be free to own generation directly and to engage in purchases and sales with other power suppliers. To the extent such Members choose to satisfy their projected load growth from sources other than Oglethorpe, the growth in Oglethorpe's revenues from the sale of power would decrease but the growth in related expenses also would decrease.

    Members agreeing to the new wholesale power contracts would have the option to have energy and reserves priced on a pooled basis or to schedule their capacity and associated energy separately at prices based on the cost of production. GSOC would administer the new power pool contemplated by the new wholesale power contracts and would implement the separate schedules for Members electing that option. Under the power pool, Oglethorpe resources and any Member-procured resources would be committed to economic dispatch (pooled) for the benefit of all pool participants. The power pool arrangement also would allow the participants to pool resource reserves.

    In connection with the restructuring, Oglethorpe plans to adopt specific implementation procedures for the existing bylaw provision that grants a Member the right to withdraw from membership in Oglethorpe upon satisfying certain conditions. These conditions generally would require the withdrawing Member either to affirm its obligations under its then-existing wholesale power contract or to assign its rights and obligations under such wholesale power contract to another party with a credit rating meeting certain specified requirements. Withdrawal by a Member would continue to be conditioned upon approval by RUS.

    The restructuring is subject to a number of conditions, including (1) implementation of Oglethorpe's new governance structure, (2) execution of the Member Agreement by the Members, execution of new wholesale power contracts by Oglethorpe and the Members, and execution of the transmission contracts and system operation contracts specified in the Member Agreement,
(3) RUS approval of new wholesale power contracts and the restructuring,
(4) governmental, lender and other third party consents, authorizations, waivers, orders and approvals, (5) receipt by GTC and GSOC of certain capital contributions by the Members and (6) assurances from rating agencies that the ratings on Oglethorpe's outstanding fixed rate PCBs would not be lowered as a result of the restructuring and that such rating agencies would assign to any comparable bonds issued by GTC the same or better credit rating as assigned to Oglethorpe's fixed rate PCBs. Most of these conditions may be waived by Oglethorpe's Board, subject to RUS approval in certain instances.

    The restructuring is expected to take the remainder of 1996 to complete, although limited aspects of the restructuring may become effective sooner if specific conditions set forth in the Restructuring Agreement are met. In light of the significant conditions that must be satisfied, including RUS and other governmental and third-party approvals and assurances and receipt of various agreements from the Members, Oglethorpe cannot predict the actual timing of or the ultimate likelihood of full implementation of the restructuring or governance changes. Until implementation of the restructuring, Oglethorpe will continue its current operations, and until satisfaction of the conditions applicable to the new governance structure, Oglethorpe will continue under its existing governance structure.

MEMBER DEMAND AND ENERGY REQUIREMENTS

    The following table shows the aggregate peak demand and energy requirements of the Members for the years 1993 through 1995 and also shows the amounts of such requirements supplied by Oglethorpe and SEPA. For the years 1993 through 1995, demand and energy requirements increased at an average annual compound growth rate of 6.4% and 5.9%, respectively.

                                   DEMAND (MW)                              ENERGY REQUIREMENTS (MWH)
                    ---------------------------------------        -----------------------------------------
                     TOTAL                                           TOTAL
                    REQUIRE-    SUPPLIED BY     SUPPLIED BY         REQUIRE-     SUPPLIED BY     SUPPLIED BY
                     MENTS(1)   OGLETHORPE(2)      SEPA(3)            MENTS     OGLETHORPE(2)      SEPA(3)
                    ---------   -------------   -----------        ----------   -------------    -----------
1993                  4,283        3,736            542            17,313,313     16,253,283      1,060,030
1994                  3,938        3,396            542            17,278,812     16,285,127        993,685
1995                  4,850        4,308            542            19,403,703     18,442,153        961,550

______________________

(1) System peak demand of the Members measured at the Members' delivery points (net of system losses). The reduction in peak demand in 1994 was due to a milder than normal summer in 1994.

(2) Includes purchased power. (See "THE POWER SUPPLY SYSTEM--Power Sales to and Purchases from GPC--POWER PURCHASE ARRANGEMENTS" and "--Other Power Purchases".)

(3) Supplied by SEPA through existing contracts with the Members. (See "THE MEMBERS OF OGLETHORPE--Contracts with SEPA".)

    In 1995, Cobb EMC and Jackson EMC accounted for approximately 11.3% and 10.4% of Oglethorpe's total revenues, respectively.

    SEASONAL VARIATIONS

    The demand for energy by the Members is influenced by seasonal weather conditions. Historically, Oglethorpe's peak demand occurs during the months of June through September. (See "Electric Rates" herein.) Energy revenues track energy costs as they are incurred and also fluctuate month to month. Capacity revenues reflect the recovery of Oglethorpe's fixed costs which do not vary significantly from month to month; therefore, the capacity revenues are billed and recognized in equal monthly amounts.

    DEMAND MANAGEMENT

    Oglethorpe and the Members have implemented various demand management programs. The program goal, developed in conjunction with Oglethorpe's integrated resource planning process, is to modify demand patterns so that current resources are used efficiently and the need for additional generating resources is delayed. The programs that have been implemented include an energy efficient home program (the "Good Cents Home" program), remote-controlled switching of air conditioners, water heaters and irrigation pumps, residential energy audits and public appeals to encourage consumers to use less energy during periods of peak demand. The demand management programs have reduced, and are expected to continue to reduce, the growth of peak demand and have also resulted in an increase in off-peak sales. (See "THE POWER SUPPLY SYSTEM--Future Power Resources".)

ELECTRIC RATES

    Each Member is required to pay Oglethorpe for capacity and energy furnished under its Wholesale Power Contract in accordance with rates established by Oglethorpe. Oglethorpe reviews its rates at such intervals as it deems appropriate but is required to do so at least once every year. Oglethorpe is required to revise its rates as necessary so that the revenues derived from such rates will be sufficient, but only sufficient, with its revenues from all other sources to pay operating and maintenance costs, the cost of purchased power, the cost of transmission services, and principal and interest on all indebtedness (including capital lease obligations) of Oglethorpe and to provide for the establishment and maintenance of reasonable reserves. Rates are also required to be established so as to enable
Oglethorpe to comply with all requirements (including coverage ratios) under the Consolidated Mortgage and Security Agreement, dated as of September 1,
1994 (the "RUS Mortgage"), among Oglethorpe, as mortgagor, and the United States of America acting through the Administrator of RUS, CoBank, ACB, formerly known as the National Bank for Cooperatives ("CoBank"), Credit
Suisse, acting by and through its New York Branch ("Credit Suisse"), and SunTrust Bank, Atlanta, formerly known as Trust Company Bank ("SunTrust"), as trustee under certain pollution control bond indentures identified in the RUS Mortgage. (See "General--RATES AND FINANCIAL COVERAGE REQUIREMENTS" in Item 7.)

    Oglethorpe's current monthly rate for electric service for capacity and energy delivered to each Member includes energy charges that recover fuel and variable operation and maintenance costs, adjusted semiannually to assure full recovery of such costs, and capacity charges. The rate also includes a provision to reflect the amortization of the deferred margins accumulated from 1985 through 1995, which amounts will be fully amortized by the end of 1996. (See Note 1 of Notes to Financial Statements in Item 8.) Oglethorpe's rate policy provides for a number of separate rates for certain qualified consumer loads, which are designed to have a favorable impact on the Members' competitiveness for certain new commercial and industrial loads. (See "THE MEMBERS OF OGLETHORPE--Service Area and Competition".)

     Oglethorpe's rates, as established by its Board of Directors, are subject to review and approval by RUS. Oglethorpe is required under the RUS Mortgage to implement rates designed to maintain a Times Interest Earned Ratio ("TIER") of not less than 1.05, a Debt Service Coverage Ratio ("DSC") of not less than 1.0 and an Annual Debt Service Coverage Ratio ("ADSCR") of not less than 1.25. Oglethorpe has always met or exceeded the TIER, DSC and ADSCR requirements of the RUS Mortgage. Oglethorpe's current policy is to set rates to meet a TIER of 1.07 in 1996. (See "General-RATES AND FINANCIAL COVERAGE REQUIREMENTS" in Item 7.)

    The Wholesale Power Contracts provide that no rate revision shall be effective unless approved by RUS, but such rate revisions are not subject to the approval of any other Federal or state agency or authority, including the Georgia Public Service Commission (the "GPSC"). To date, RUS has not reduced or delayed the effectiveness of any rate increase proposed by Oglethorpe.

    For information regarding future rates, see "General--RATES AND FINANCIAL COVERAGE REQUIREMENTS", "Results of Operations--FACTORS AFFECTING FUTURE FINANCIAL PERFORMANCE" and "Proposed Restructuring" in Item 7.

CERTAIN FACTORS AFFECTING THE UTILITY INDUSTRY IN GENERAL

     The electric utility industry is becoming increasingly competitive as a result of deregulation, competing energy suppliers, technologies, and other factors. The Energy Policy Act of 1992 (the "Energy Policy Act") amended the Federal Power Act and the Public Utility Holding Company Act to allow for increased competition among wholesale electric suppliers and increased access to transmission services by such suppliers. The new competitive environment is subject to rapidly evolving regulatory policy at both the federal and state levels, which is based on a shift to a market-driven environment from a regulated one. Significant legislative developments and regulatory developments at the Federal Energy Regulatory Commission ("FERC") and in state commissions are expected to continue to clarify the policy and regulatory framework for increased competition. (See "THE MEMBERS OF OGLETHORPE--Service Area and Competition".)

     A number of other significant factors have affected the operations of electric utilities. They include the cost of fuel for the generation of electric energy, recovery of the cost of existing facilities, fluctuating rates of load growth, the effects of conservation and energy management on the use of electric energy and compliance with environmental and other governmental regulations.

     All of the factors mentioned above present an increasing challenge to companies in the electric utility industry, including Oglethorpe and the Members, to reduce costs, improve the management of resources and respond to the changing environment. (See "Proposed Restructuring" herein and "THE POWER SUPPLY SYSTEM--General", "--Future Power Resources" and "--Environmental and Other Regulations".)

RELATIONSHIP WITH GPC

Oglethorpe's relationship with GPC is a significant factor in several aspects of Oglethorpe's business. GPC is Oglethorpe's principal supplier of purchased power, and Oglethorpe is one of GPC's largest customers. In 1995, Oglethorpe derived 6% of its total revenues from sales to GPC, making GPC one of Oglethorpe's largest customers. Substantially all of Oglethorpe's generating facilities were purchased at various stages of construction from GPC and most were constructed and are now operated by GPC. Oglethorpe completed the construction of and is now the primary owner and operating agent for the Rocky Mountain Project, a pumped storage hydroelectric facility ("Rocky Mountain"), in which it acquired an interest from GPC. Oglethorpe purchases coordination services from GPC to schedule its power resources and its off-system purchases and sales. Oglethorpe, through the Members, is one of GPC's principal competitors in the State of Georgia for electric service to new customers that have a choice of supplier under the Georgia Territorial Electric Service Act (the "Territorial Act"). Likewise, GPC is the principal competitor of the Members for such customers. Oglethorpe and GPC also own transmission facilities that are part of the Integrated Transmission System (the "ITS"). GPC provides system operator services and performs most of the required maintenance of Oglethorpe's transmission facilities. GPC and Oglethorpe are parties to an agreement that makes allowance for the joint planning of future generation and transmission facilities. For further information regarding the various relationships and agreements with GPC, see "THE MEMBERS OF OGLETHORPE--Service Area and Competition", "THE POWER SUPPLY SYSTEM--General", "--Fuel Supply", "--Power Sales to and Purchases from GPC", "--Transmission and Other Power System Arrangements", "CO-OWNERS OF THE PLANTS AND THE PLANT AND TRANSMISSION AGREEMENTS--Co-Owners of the Plants--Georgia Power Company", "--The Plant Agreements", "--Agreements Relating to the Integrated Transmission System", and "--The Joint Committee Agreement".

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

    In recent years, there have been legislative, administrative, and budgetary initiatives intended to reduce or, in some cases, eliminate federal funding for electric cooperatives. In addition, the RUS loan and guarantee programs have been characterized by the imposition of increasingly problematic terms and conditions and extended delays in access to necessary funding.

    For fiscal year 1996, the Congress set the level of funding for the 100% guarantee program at $300 million, which if sustained at that level in future years would not likely provide adequate funding for the transmission and power supply needs of RUS borrowers. For fiscal year 1997, the Administration's budget proposal to Congress calls for a level of $400 million for the guarantee program. Congress historically has increased Administration-proposed lending levels to those necessary to meet borrower demand. Notwithstanding historical practices, the future cost, availability and magnitude of RUS-guaranteed loans cannot be predicted. See "THE MEMBERS OF OGLETHORPE--Members' Relationship with RUS" for a discussion of the impact of the budget proposal on the direct loan program.

    For a number of years, RUS has been re-evaluating its regulatory and lending relationship with its borrowers through what it has described as a comprehensive rule-making project. RUS has said the purpose of the project is to improve the credit-worthiness of loans made or guaranteed by RUS. In addition to adopting new rules regulating policies and procedures for insured and guaranteed loans and lien accommodations, RUS has published a proposed rule describing a new form of wholesale power contract and a new standard form of loan contract for distribution borrowers. RUS has not, however, pursued finalization of the new form of wholesale power contract earlier proposed. RUS has adopted a new standard form of mortgage for distribution borrowers.

In advance notices of proposed rule-makings, RUS also has requested suggestions for revisions to its standard form of mortgage for power supply borrowers and comments on proposals for credit support for loans to power supply borrowers. While no formal notice has been issued by RUS, RUS has advised borrowers informally that it will for the present use a case-by-case approach to power supply borrower mortgage reform and member credit support. These rule-makings continue to take many months or years to complete and the outcome of these various rule-making initiatives, whether others may be forthcoming, whether any of such rule-making initiatives may achieve the objectives stated by RUS, or the extent to which such initiatives may affect Oglethorpe or the Members cannot be predicted.

                           THE MEMBERS OF OGLETHORPE

SERVICE AREA AND COMPETITION

    The Members are identified in Item 10(a) of this Report and include 39 of the 42 electric distribution cooperatives in the State of Georgia. The Members serve approximately 1.1 million electric consumers (meters) representing a total population of approximately 2.6 million people. The Members serve a region covering approximately 40,000 square miles, which is approximately 70% of the land area of Georgia served by the owners of the ITS, encompassing 150 of the State's 159 counties. Sales by the Members in 1995 amounted to approximately 18.2 million megawatt-hours ("MWh"), with 72% to residential consumers, 26% to commercial and industrial consumers and 2% to other consumers. No single consumer of any Member constituted more than 1% of the Members' aggregate sales in 1995. The Members are the principal suppliers for the power needs of rural Georgia. While the Members do not serve any major cities, portions of their service territories are in close proximity to urban areas and are experiencing substantial growth due to the expansion of urban areas, including metropolitan Atlanta, into suburban areas and the growth of suburban areas into neighboring rural areas. The Members have experienced average annual compound growth rates from 1993 through 1995 of 4.0% in number of consumers, 5.9% in MWh sales and 6.3% in electric revenues.

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

    As referenced above, the Territorial Act allows the owner of any new facility located outside of existing municipal limits and having a connected demand upon initial full operation of 900 kilowatts or greater to receive electric service from the retail supplier of its choice. The Members, with Oglethorpe's support, are actively engaged in competition with other retail electric suppliers for these new industrial and commercial loads. The number of commercial and industrial loads served by the Members continues to increase annually. While the competition for 900-kilowatt loads represents only limited competition in Georgia, retail competition in the electric utility industry is currently rare and this competition has given Oglethorpe and the Members the opportunity to develop resources and strategies to operate in an increasingly competitive market.

    From time to time, utilities are approached by other parties interested in purchasing their systems. Some of the Members have been approached in the past by third parties indicating an interest in purchasing their systems. The Wholesale Power Contract between Oglethorpe and each Member provides that no Member may reorganize, consolidate or merge, or sell, lease or transfer all or a substantial portion of its assets (or make any agreement therefor), so long as Oglethorpe has notes outstanding to RUS and the FFB, without first paying such portion of any such outstanding notes as may be determined by Oglethorpe with the prior written consent of RUS and otherwise complying with such reasonable terms and conditions as Oglethorpe and RUS may require. The enforceability of the RUS form of wholesale power contract has been consistently upheld by the courts in several jurisdictions. In addition, RUS has stated its policy that it will not encourage or facilitate the buyout of borrowers by third parties and that it will expect cooperative distribution utilities to retire a proportionate share of the associated G&T indebtedness and to pay other appropriate costs and expenses of the G&T as a condition of a buyout.

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

    Snapping Shoals EMC in 1994, Mitchell EMC, Troup EMC and Walton EMC in 1995, and Cobb EMC in 1996 prepaid their RUS indebtedness and are no longer RUS borrowers. It is likely that other Members will also pursue this option. Each of these Members now have financial and other requirements under their loan documents with the National Rural Utilities Cooperative Finance Corporation ("CFC") and, for Troup EMC, with CoBank also.

    Although the setting of the rates of the Members is not subject to approval of any Federal or state agency or authority other than RUS, the Territorial Act prohibits the Members from unreasonable discrimination in the setting of rates, charges, service rules or regulations and requires the Members to obtain GPSC approval of long-term borrowings.

CONTRACTS WITH SEPA

    In addition to energy received from Oglethorpe under the Wholesale Power Contracts, the Members purchase hydroelectric power under contracts with SEPA. In 1995, the aggregate SEPA allocation to the Members was 542 MW plus associated energy, representing approximately 11% of total Member peak demand and approximately 5% of total Member energy requirements. (See "OGLETHORPE POWER CORPORATION--Member Contracts" and "--Member Demand and Energy Requirements" and the table thereunder.)

    On December 8, 1994, SEPA issued its final Power Marketing Policy for the Georgia - Alabama - South Carolina System of Projects. This policy will govern the renewal of SEPA's contracts with the Members. There were no significant changes in this final marketing policy and the Members' allocation of capacity and energy remained unchanged.

    SEPA has contracted with The Southern Company for scheduling and dispatching services for SEPA's generating projects in Georgia and Alabama and for transmission services to certain preference customers. During 1994, SEPA began negotiating revised arrangements for these services. Originally scheduled for renewal on May 31, 1994, SEPA extended the term of the Members' contracts until January 31, 1995, with a provision automatically to extend one month at a time thereafter until negotiations with The Southern Company are completed. An order was sought from FERC requiring the provision of these services at just and reasonable rates; however, SEPA and The Southern Company have continued negotiations in an effort to reach agreement.

    During 1995, legislative proposals were made that would have resulted in the privatization of several of the federal power marketing administrations, in particular SEPA. Ultimately, no proposal for the privatization of the power marketing administrations was included in the final budget proposal. The President's Budget for fiscal year 1997 does not include any proposals to privatize the federal power marketing administrations. The ultimate outcome of this issue in Congress cannot be predicted with certainty.

MEMBERS' RELATIONSHIP WITH RUS

    Federal loan programs providing direct loans from RUS to electric cooperatives have been a major source of funding for the Members. Recent changes and proposals for further changes have made the direct loan program administered by RUS more costly. Uncertainties continue about the level of funding available under the RUS loan program. The Rural Electrification Loan Restructuring Act of 1993 eliminated the long-standing 2% loan program and substituted a new program, the interest rates for which are based on rates being paid on municipal bonds with comparable maturities. Certain borrowers with either low consumer density or higher-than-average rates and lower-than-average consumer income are eligible for a 5% loan program. The future cost, availability and amount of RUS direct and guaranteed loans cannot be predicted.

    A number of Members have recently prepaid their RUS indebtedness and are no longer RUS borrowers. Other Members may also pursue this option. (See "Rate Regulation of Members" herein.) For further information regarding the RUS program, see "OGLETHORPE POWER CORPORATION--Relationship with RUS".

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

    The following table sets forth certain information with respect to the generating facilities in which Oglethorpe currently has ownership or leasehold interests, all of which are in commercial operation. The Edwin I. Hatch Plant ("Plant Hatch"), the Hal B. Wansley Plant ("Plant Wansley"), the Alvin W. Vogtle Plant ("Plant Vogtle") and the Robert W. Scherer Units No. 1 and No. 2 ("Scherer Units No. 1 and No. 2") are co-owned by Oglethorpe, GPC, the Municipal Electric Authority of Georgia ("MEAG") and the City of Dalton ("Dalton"). GPC is the operating agent for each of these plants, except Rocky Mountain. Rocky Mountain is co-owned by Oglethorpe and GPC, and Oglethorpe is the operating agent. Oglethorpe is the sole owner of the Tallassee Project at the Walter W. Harrison Dam ("Tallassee"). (See "CO-OWNERS OF THE PLANTS AND THE PLANT AND TRANSMISSION AGREEMENTS--The Plant Agreements".)

                                                                OGLETHORPE'S
                                                               SHARE OF NAME-   COMMERCIAL   LICENSE
                                                  PERCENTAGE   PLATE CAPACITY   OPERATION   EXPIRATION
                                 TYPE OF FUEL    INTEREST(1)        (MW)           DATE        DATE
                                 ------------    -----------   ---------------  ----------  ----------
FACILITIES IN SERVICE:
- ----------------------
Plant Hatch (near Baxley)
  Unit No. 1                        Nuclear           30            243.0          1975        2014
  Unit No. 2                        Nuclear           30            246.0          1979        2018
Plant Vogtle (near Waynesboro)
  Unit No. 1                        Nuclear           30            348.0          1987        2027
  Unit No. 2                        Nuclear           30            348.0          1989        2029
Plant Wansley (near Carrollton)
  Unit No. 1                        Coal              30            259.5          1976        N/A(2)
  Unit No. 2                        Coal              30            259.5          1978        N/A(2)
  Combustion Turbine                Oil               30             14.8          1980        N/A(2)
Plant Scherer (near Forsyth)
  Unit No. 1                        Coal              60            490.8          1982        N/A(2)
  Unit No. 2                        Coal              60            490.8          1984        N/A(2)
Tallassee (near Athens)             Hydro            100              2.1          1986        2023
Rocky Mountain                      Pumped Storage
  (near Rome)                       Hydro          74.61            632.5          1995        2027
                                                                  -------
      Total Ownership                                             3,335.0
                                                                  -------
                                                                  -------

______________________
(1) Oglethorpe has an ownership interest in all of the facilities except Scherer Unit No. 2. The 60% interest in Scherer Unit No. 2 is leased under leases that expire in 2013, subject to options to renew for a total of 8.5 years.
(2) Coal-fired units and combustion turbines do not operate under operating licenses similar to those granted to nuclear units by the Nuclear Regulatory Commission and to hydroelectric plants by the Federal Energy Regulatory Commission.

    Oglethorpe owns or leases 1,500.6 MW of coal-fired capacity, 1,185 MW of nuclear-fueled capacity, 632.5 MW of pumped storage hydroelectric capacity,
14.8 MW of oil-fired combustion turbine capacity and 2.1 MW of conventional hydroelectric capacity.

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

PLANT PERFORMANCE

    The following table sets forth certain operating performance information of each of the major generating facilities in which Oglethorpe currently has ownership or leasehold interests:

                         EQUIVALENT AVAILABILITY(1)      CAPACITY FACTOR(2)
                         --------------------------      ------------------
Unit                     1995       1994       1993      1995   1994   1993
- ----                     ----       ----       ----      ----   ----   ----
Plant Hatch
  Unit No. 1 ..........   98%        84%        76%       100%   85%    77%
  Unit No. 2 ..........   75         78         75        75     79     75
Plant Vogtle
  Unit No. 1 ..........   98         86         85        98     86     86
  Unit No. 2 ..........   89         91         87        90     91     87
Plant Wansley
  Unit No. 1 ..........   90         92         88        56     62     71
  Unit No. 2 ..........   89         88         90        56     58     73
Plant Scherer(3)
  Unit No. 1 ..........   95         97         88        73     64     36
  Unit No. 2 ..........   97         85         95        85     60     37
Rocky Mountain(4)
  Unit No. 1 ..........   83         N/A        N/A       16     N/A    N/A
  Unit No. 2 ..........   92         N/A        N/A       15     N/A    N/A
  Unit No. 3 ..........   92         N/A        N/A       16     N/A    N/A

______________________
(1) Equivalent Availability is a measure of the percentage of time that a unit was available to generate if called upon, adjusted for periods when the unit is partially derated from the "maximum dependable capacity" rating.
(2) Capacity Factor is a measure of the output of a unit as a percentage of the maximum output, based on the "maximum dependable capacity" rating, over the period of measure.
(3) Prior to 1994, Plant Scherer operated in peaking service due to its higher cost fuel supply. Oglethorpe's efforts to reduce Plant Scherer's fuel costs in recent years have made the units more economical to operate, resulting in higher capacity factors.
(4)  Rocky Mountain Commercial Operation Dates:  Unit 1 - July 24, 1995;
     Unit 2 - June 19, 1995; Unit 3 - June 1, 1995. This information was calculated beginning from the commercial operation date for each unit.
     As a pumped storage plant, Rocky Mountain primarily operates in peaking service.

    The nuclear refueling cycle for Plants Hatch and Vogtle exceeds twelve months. Therefore, in some calendar years the units at these plants are not taken out of service for refueling, resulting in higher levels of equivalent availability and capacity factor.

FUEL SUPPLY

    Coal for Plant Wansley is purchased under a long-term contract, which is estimated to be sufficient to provide the majority of the coal requirements of Plant Wansley through 1997, with the remainder being provided through spot market transactions. As of February 29, 1996, there was a 33-day coal supply at Plant Wansley based on nameplate rating.

    Low-sulfur "compliance" coal for Scherer Units No. 1 and No. 2 is purchased under long-term contracts and spot market transactions. As of February 29, 1996, the coal stockpile at Plant Scherer contained a 21-day supply based on nameplate rating. During 1994, Plant Scherer was converted to burn both sub-bituminous and bituminous coals, and a separate stockpile of sub-bituminous coal was built in addition to the stockpile of bituminous coal.

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

POWER SALES TO AND PURCHASES FROM GPC

    A significant portion of Oglethorpe's sales are made to GPC and a significant portion of Oglethorpe's purchased power is obtained from GPC. The following table sets forth a summary of Oglethorpe's electric purchases from and sales to GPC and all other utilities as a group:

                                                  MWh
                                      --------------------------
                                         1995            1994
                                      ----------      ----------
SOURCES OF ENERGY:
  Owned or Leased Generation .......  18,402,839      16,924,038
  Purchased  --  GPC ...............   2,711,203       2,632,039
             --  Others ............   3,027,431       1,749,048
                                      ----------      ----------
        Total Sources ..............  24,141,473      21,305,125
                                      ----------      ----------
DISTRIBUTION OF ENERGY:
  Members ..........................  18,442,153      16,285,127
  Non-Members  --  GPC .............   2,195,012       2,140,526
               --  Others ..........   2,520,462       2,067,443
  Transmission Losses ..............     983,846         812,029
                                      ----------      ----------
        Total Distribution .........  24,141,473      21,305,125
                                      ----------      ----------

    The sales to GPC were made under the GPC Sell-back (as herein defined) and the Coordination Services Agreement (the "CSA"). The purchases from GPC were made under the Block Power Sale Agreement (the "BPSA") and the CSA.

    GPC SELL-BACK

    Pursuant to the contractual arrangements with GPC, Oglethorpe had an obligation to sell to GPC, and GPC had an obligation to buy from Oglethorpe, commencing with the commercial operation of each co-owned unit (other than Rocky Mountain) and extending for various periods, a declining percentage of Oglethorpe's entitlement to the capacity and energy of such unit (the "GPC Sell-back"). As of May 31, 1995, the GPC Sell-back expired in accordance with its terms for all units. For 1995, energy sales from the GPC Sell-back represented less than 1% of total sales by Oglethorpe. Capacity and energy revenues from the GPC Sell-back represented 1% of Oglethorpe's total revenues in 1995.

    As GPC's entitlement to capacity and energy under the GPC Sell-back decreased, Oglethorpe's increased entitlement to the output of each unit was used to serve its own requirements. The increased costs thereof are recovered through Member rates and through off-system sales transactions. The historical ability of Oglethorpe to sell power from new units to GPC under the GPC Sell-back while at the same time purchasing power from GPC under lower-cost arrangements enabled Oglethorpe to moderate the effects of the higher costs associated with new generating units on Oglethorpe's costs of service, and therefore on the rates charged the Members. (See "CO-OWNERS OF THE PLANTS AND THE PLANT AND TRANSMISSION AGREEMENTS--The Plant Agreements--HATCH,

WANSLEY, VOGTLE AND SCHERER", "General--HISTORICAL FACTORS AFFECTING FINANCIAL PERFORMANCE" in Item 7 and Note 1 of Notes to Financial Statements in Item 8.)

    POWER PURCHASE ARRANGEMENTS

    Oglethorpe currently purchases 1,250 MW of capacity and associated energy from GPC on a take-or-pay basis under the BPSA, which extends through December 31, 2003. The BPSA, along with the Revised and Restated Integrated Transmission System Agreement (the "ITSA") and the CSA, became effective in 1991. Together these agreements enabled Oglethorpe to restructure the way it plans for and meets the Members' power requirements. These agreements have improved Oglethorpe's ability to buy and sell power and transmission services in the bulk power markets. The capacity purchases under the BPSA are from six Component Blocks (as defined in the BPSA), composed of four Component Blocks of 250 MW each (coal-fired units) and two Component Blocks of 125 MW each (combustion turbine units). Although Oglethorpe may not increase its capacity purchases under the BPSA, it may reduce or extend its purchases of one or more Component Blocks upon proper notice to GPC. Oglethorpe has given notice of its intent to reduce two 250 MW Component Blocks (coal-fired units) effective September 1, 1996 and September 1, 1997 respectively, and is currently evaluating replacement purchases. The capacity in one or more Component Blocks may, however, be less than 250 MW, as the result of scheduled retirement of units or retirements due to force majeure events.
All units in the combustion turbine Component Blocks are scheduled to be retired by 2003.

    Under the CSA, GPC provides various control-area services to Oglethorpe. Oglethorpe schedules and directs GPC to dispatch and coordinate power from all of Oglethorpe's generation and purchased power resources through December 31, 1999. The CSA requires Oglethorpe to give GPC one hour's notice in order to schedule any off-system transactions, which could limit Oglethorpe's ability to compete with GPC for short-term energy transactions requiring less than one hour's notice. Oglethorpe may elect to establish its own control area and terminate regulation services under the CSA upon one year's notice to GPC. Upon such termination, the parties will, if necessary, negotiate new service schedules and applicable rates. In order to optimize its use of coordination services, Oglethorpe is currently installing the equipment that would provide Oglethorpe with the capability to operate its own control area.

    For a further discussion of the new power supply arrangements, see "Other Power Purchases", "Future Power Resources", and "Transmission and Other Power System Arrangements" herein, and "CO-OWNERS OF THE PLANTS AND THE PLANT AND TRANSMISSION AGREEMENTS--The Plant Agreements--HATCH, WANSLEY, VOGTLE AND SCHERER".

OTHER POWER PURCHASES

    Oglethorpe has entered into power purchase contracts with Entergy Power, Inc. ("EPI") and Big Rivers Electric Corporation ("Big Rivers"), each for the purchase of 100 MW, extending through June and July 2002, respectively. The availability of capacity under the EPI contract is dependent on the availability of two specific generating units available to EPI. The Tennessee Valley Authority ("TVA") provides the transmission service to deliver the power from the Big Rivers electric system to the ITS. TVA and Southern Company Services, as agent for Alabama Power Company and Mississippi Power Company, provide the transmission service necessary to deliver the power from EPI to the ITS. (See "Transmission and Other Power System Arrangements" herein and Note 9 of Notes to Financial Statements in Item 8.)

    Oglethorpe also has a contract to purchase approximately 300 MW of capacity with Hartwell Energy Limited Partnership ("Hartwell"), a partnership owned 50% by Destec Energy, Inc. and 50% by American National Power, Inc., a subsidiary of National Power, PLC, through April 2019. Oglethorpe intends to use the units for peaking capacity but has the right to dispatch the units fully.

    In addition to the purchases from GPC, Big Rivers and EPI, Oglethorpe also purchases small amounts of capacity and energy from "qualifying facilities" under the Public Utility Regulatory Policies Act of 1978 ("PURPA"). Under a waiver order from FERC, Oglethorpe will make all purchases the Members would have otherwise been required to make under PURPA and Oglethorpe was relieved of its obligation to sell certain services to "qualifying facilities" so long as the Members make those sales. Oglethorpe provides the Members with the necessary services to fulfill these sale obligations. Purchases by Oglethorpe from such qualifying facilities provided 0.3% of Oglethorpe's energy requirements for the Members in 1995.

EPMI POWER PURCHASE AND SALE

    As a means of reducing the cost of power provided to the Members, Oglethorpe and Enron Power Marketing, Inc. ("EPMI") entered into a power supply swap agreement effective January 4, 1996 through April 30, 1996. Pursuant to such agreement, EPMI must provide all the energy necessary to meet the Members requirements at a favorable fixed rate, and Oglethorpe is required to sell to EPMI at cost, subject to certain limitations, all energy available from Oglethorpe's total power resources. Under the agreement, Oglethorpe still maintains the responsibility of operating the power supply system and continues to dispatch the generating resources to ensure system reliability.

FUTURE POWER RESOURCES

    Oglethorpe uses an integrated resource planning process to study regularly the need for and feasibility of adding additional generation facilities. This planning process also considers demand-side management options that could be implemented by the Members as well as off-system sales of capacity and energy to optimize the use of Oglethorpe's resources.

    In its current integrated resource plan, Oglethorpe has identified a potential need for additional peaking capacity in the late 1990s. Oglethorpe has agreed to purchase from Florida Power Corporation 50 MW of peaking capacity during the Summer of 1997 and 275 MW of peaking capacity during the Summer of 1998. In 1993, Oglethorpe issued a request for proposals for the purchase of up to 600 MW of long-term peaking capacity to be available by June 1, 1999. While Oglethorpe is still considering some of these proposals, it continues to pursue other options to keep the Members power cost as low as possible.

    On February 7, 1996, Oglethorpe issued another request for proposals. This RFP did not seek a specific amount of power; instead, it requested proposals for meeting the combined power needs of the Members with term options ranging from two to 15 years. Action is anticipated by Oglethorpe's Board of Directors during April, with implementation of a new arrangement as soon thereafter as possible.

FUTURE LONG-TERM POWER SALES

    Oglethorpe has an agreement to sell 100 MW of base capacity to Alabama Electric Cooperative beginning June 1, 1998, and extending through December 31, 2005. Oglethorpe has also submitted bids to various formal and informal solicitations for capacity sales. Whether any such bid will be successful is uncertain.

TRANSMISSION AND OTHER POWER SYSTEM ARRANGEMENTS

    Oglethorpe owns approximately 2,267 miles of transmission line and 426 substations of various voltages. Oglethorpe provides power and energy to the Members through the ITS consisting of transmission system facilities owned by Oglethorpe, GPC, MEAG and Dalton. As a result of its participation in the ITS, Oglethorpe is entitled to use any of the transmission facilities included in the system, regardless of ownership. Oglethorpe's rights and obligations with respect to the system are governed by the ITSA. (See "Power Sales to and Purchases from

GPC--POWER PURCHASE ARRANGEMENTS" herein and "CO-OWNERS OF THE PLANTS AND THE PLANT AND TRANSMISSION AGREEMENTS--Agreements Relating to Integrated Transmission System".)

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

ENVIRONMENTAL AND OTHER REGULATIONS

    GENERAL

    As is typical in the utility industry, Oglethorpe is subject to Federal, State and local air and water quality requirements which, among other things, regulate emissions of pollutants, such as particulate matter, sulfur oxides and nitrogen oxides ("NO(x)") into the air and discharges of other pollutants, including heat, into waters of the United States. Oglethorpe is also subject to Federal, State and local waste disposal requirements which regulate the manner of transportation, storage and disposal of solid and other waste. In general, environmental requirements are becoming increasingly stringent, and further or new requirements may substantially increase the cost of electric service by requiring changes in the design or operation of existing facilities as well as changes or delays in the location, design, construction or operation of new facilities. Failure to comply with these requirements could result in the imposition of civil and criminal penalties as well as the complete shutdown of individual generating units not in compliance. There is no assurance that the units in operation or under construction will always remain subject to the regulations currently in effect or will always be in compliance with future regulations.

    Compliance with environmental standards or deadlines will continue to be reflected in Oglethorpe's capital and operating costs. Oglethorpe's direct capital costs to achieve compliance with environmental requirements are expected to be approximately $1.0 million in 1996, $3.6 million in 1997 and $1.4 million in 1998.

    CLEAN AIR ACT

    The Clean Air Act ("Act") seeks to improve air quality throughout the United States. The acid rain provisions of the Act require the reduction of sulfur dioxide and NO(x) emissions from affected units, including coal-fired electric power facilities. The sulfur dioxide reductions required by the Act will be achieved in two phases. Phase I addresses specific generating units named in the Act. Both units of Plant Wansley are "affected units" under Phase I. Scherer Units No. 1 and No. 2 are not "affected units" under Phase I but are "affected units" under Phase II. Beginning in 1995, Phase I affected units became subject to the sulfur dioxide emission allowance trading program. Emission allowances are issued by the U.S. Environmental Protection Agency ("EPA"), based on statutory allocations in Phase I and on fossil fuel consumption for affected units from 1985 through 1987 for Phase II. An allowance, which gives the holder the authority to emit one ton of sulfur dioxide during a calendar year, is transferable and can be bought, sold or banked for use in the years following its issuance. Oglethorpe expects to comply with Phase I requirements through the use of its allowances coupled with switching to lower sulfur coal, a compliance strategy that has required some equipment upgrades at Plant Wansley and may result in unused allowances that can be banked for future use.

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

    Although some NO(x) regulations implementing the requirements of the Act have been finalized, there remains the possibility that other regulations could be imposed. For example, EPA recently proposed lowering the NO(x) emission standard for boiler types such as those found at Scherer Units No. 1 and No. 2. Whether those regulations will be finalized and in what form is not known. Depending on the NO(x) rules when finalized, additional expenditures for pollution control equipment may be incurred.

    In general, compliance with the Act will continue to require expenditures for monitoring and permitting, and in some instances may involve increased operating or maintenance expenses. Capital expenditures of Oglethorpe through 1995 for pollution control equipment needed to comply with the Act at Plant Wansley have been approximately $7,200,000 and at Scherer Units No. 1 and No. 2 have been approximately $720,000. The estimated cost of any additional improvements at Plant Wansley and Scherer Units No. 1 and No. 2 remains dependent upon the chosen compliance plan and may be affected by future plan amendments and/or future regulations. In addition, the final capital cost of improvements and any effect on operating costs will be determined by the compliance plan as finally implemented and any applicable regulatory changes.

    Metropolitan Atlanta is classified as a "serious nonattainment area" with regard to the ozone ambient air quality standards. The Act, under which these standards are promulgated, requires the State of Georgia to conduct specific studies and establish new rules regulating sources of NO(x) and volatile organic compounds, to achieve attainment of the standards by 1999 and to maintain compliance thereafter. As a required first step, Georgia has issued rules for the application of reasonably available control technology for NO(x) emissions. Those regulations, however, did not affect Plant Wansley or Scherer Units No. 1 and No. 2, which are not in the Atlanta ozone nonattainment area. Georgia is still performing photochemical grid modeling, however, and as a result may yet promulgate new rules for power plants in the State. Plant Wansley is near the nonattainment area while Plant Scherer is located further away. The results of these studies and new rules could require NO(x) controls more stringent than those now required under the acid rain provisions of the Act for compliance. Portions of Subchapter I of the Act require that several studies be conducted regarding the health effects of power plant emissions of certain hazardous air pollutants. The studies will be used in making decisions on whether additional controls of these pollutants are necessary. The effect of any of these potential regulatory changes under the Act, including new rules under the amended provisions, cannot now be predicted.

    The Act also requires EPA to review all National Ambient Air Quality Standards ("NAAQS") periodically, revising such standards as necessary. EPA continues to evaluate the need for a new short-term standard for sulfur oxides (measured as sulfur dioxide). If a new short-term NAAQS for sulfur dioxide were imposed, it might require numerous power plants to install emission controls, perhaps in addition to any required under the acid rain provisions of the Act. These controls could result in substantial costs to Oglethorpe. Although EPA has evaluated the need and decided for now not to revise the NAAQS for nitrogen dioxides, there is no certainty that that standard will not be revised in the future. In addition, EPA has finalized a criteria document and is updating a staff paper for ozone, which could lead to a change in the NAAQS for ozone.
EPA is also updating a criteria document and staff paper for particulate matter, which could lead to a revision of the NAAQS for particulate matter. The impact of any change in the ozone, sulfur dioxide, nitrogen dioxides or particulate matter NAAQS cannot now be determined because the effect of any change would depend in part on the final ambient standards developed.

    Although Oglethorpe's management is currently unable to determine the overall effect that compliance with requirements under the Act will have on its operations, it does not believe that any required increases in capital or operating expenses would have a material effect on its results of operations or financial condition. Compliance with requirements under the Act may also require increased capital or operating expenses on the part of GPC. Any increases in GPC's capital or operating expenses may cause an increase in the cost of power purchased from GPC. (See "Power Sales to and Purchases from GPC--POWER PURCHASE ARRANGEMENTS" herein.)

    CLEAN WATER ACT

    Congress is considering reauthorization of the Clean Water Act. If that occurs, Oglethorpe's operations could be affected. However, the full impact of any reauthorization cannot now be determined and will depend on the specific changes to the statute, as well as to any implementing state or federal regulations that might be promulgated.

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

    Oglethorpe is subject to other environmental statutes including, but not limited to, the Toxic Substances Control Act, the Resource Conservation & Recovery Act ("RCRA"), the Endangered Species Act ("ESA"), the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the Emergency Planning and Community Right to Know Act, the Georgia Hazardous
Site Response Act, and to the regulations implementing these statutes. Oglethorpe does not believe that compliance with these statutes and regulations will have a material impact on its operations. Changes to any of these laws, however, could affect many areas of Oglethorpe's operations. Congress is considering amending the ESA and reauthorizing CERCLA and perhaps RCRA. Although compliance with new environmental legislation could have a significant impact on Oglethorpe, those impacts cannot be fully determined at this time and would depend in part on the final legislation and the development of implementing regulations.

    The scientific community, regulatory agencies and the electric utility industry are continuing to examine the issues of global warming and the possible health effects of electromagnetic fields. While no definitive scientific conclusions have been reached regarding these issues, it is possible that new laws or regulations pertaining to these matters could increase the capital and operating costs of electric utilities, including Oglethorpe or entities from which Oglethorpe purchases power. In addition, the potential for liability exists from lawsuits alleging damages from electromagnetic fields.

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

    The Energy Policy Act also broadens the authority of FERC to require a utility to transmit power to or on behalf of other participants in the electric utility industry, including EWGs and qualifying facilities, but FERC is precluded from requiring a utility to transmit power from another entity directly to a retail customer. In March 1995, FERC issued a proposed rule implementing the open access provisions of the Energy Policy Act. The Chair of FERC has publicly predicted a final rule before mid-1996. Although RUS-financed cooperatives will not be subject to all provisions of the FERC rule, they will be subject to FERC orders to provide transmission on just and reasonable terms and conditions.

    A significant outgrowth of the Energy Policy Act is the rapid increase of power marketers. Power marketers are FERC-regulated public utilities that sell under "market-based" rates. Power marketers rely heavily on transmission access to buy and sell power across several systems. (See "EPMI Power Purchase and Sale" and "Future Power Resources" herein.)

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

                         Nuclear                    Coal-Fire             Pumped Storage
               --------------------------  ----------------------------   --------------
                   Plant        Plant         Plant       Scherer Units       Rocky
                   Hatch        Vogtle       Wansley      No. 1 & No. 2      Mountain     Total
               ------------  ------------  ------------  ---------------  --------------   -----
                 %    MW(1)    %    MW(1)    %    MW(1)     %      MW(1)    %      MW(1)   MW(1)
               -----  -----  -----  -----  -----  -----  --------  -----  ------   -----   -----
Oglethorpe ..   30.0    489   30.0    696   30.0    519   60.0(2)    982   74.61     633   3,319
GPC .........   50.1    817   45.7  1,060   53.5    926    8.4       137   25.39     215   3,155
MEAG ........   17.7    288   22.7    527   15.1    261   30.2       494      --      --   1,570
Dalton ......    2.2     36    1.6     37    1.4     24    1.4        23      --      --     120
               -----  -----  -----  -----  -----  -----  --------  -----  ------   -----   -----
Total........  100.0  1,630  100.0  2,320  100.0  1,730  100.0     1,636  100.00     848   8,164
               -----  -----  -----  -----  -----  -----  --------  -----  ------   -----   -----
               -----  -----  -----  -----  -----  -----  --------  -----  ------   -----   -----

______________________
(1)  Based on nameplate ratings.
(2) Oglethorpe leases its interest in Scherer Unit No. 2 pursuant to long-term net leases.

    GEORGIA POWER COMPANY

    GPC is a wholly owned subsidiary of The Southern Company, a registered holding company under the Public Utility Holding Company Act, and is engaged primarily in the generation and purchase of electric energy and the transmission, distribution and sale of such energy within the State of Georgia at retail in over 600 communities (including Athens, Atlanta, Augusta, Columbus, Macon, Rome and Valdosta), as well as in rural areas, and at wholesale to Oglethorpe, MEAG and three municipalities. GPC is the largest supplier of electric energy in the State of Georgia. (See "OGLETHORPE POWER CORPORATION--Relationship with GPC".)

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

    MUNICIPAL ELECTRIC AUTHORITY OF GEORGIA

    MEAG, an instrumentality of the State of Georgia, was created for the purpose of providing electric capacity and energy to those political subdivisions of the State of Georgia that owned and operated electric distribution systems at that time. MEAG has entered into power sales contracts with each of 48 cities and one county in the State of Georgia. Such political subdivisions, located in 39 of the State's 159 counties, collectively serve approximately 270,000 electric customers.

    CITY OF DALTON, GEORGIA

    The City of Dalton, located in northwest Georgia, supplies electric capacity and energy to consumers in Dalton, and presently serves more than 10,000 residential, commercial and industrial customers.

THE PLANT AGREEMENTS

    HATCH, WANSLEY, VOGTLE AND SCHERER

    Oglethorpe's rights and obligations with respect to Plants Hatch, Wansley, Vogtle and Scherer are contained in a number of contracts between Oglethorpe and GPC and, in some instances, MEAG and Dalton. Oglethorpe is a party to four Purchase and Ownership Participation Agreements ("Ownership Agreements") under which it acquired from GPC a 30% undivided interest in each of Plants Hatch, Wansley and Vogtle, a 60% undivided interest in Scherer Units No. 1 and No. 2 and a 30% undivided interest in those facilities at Plant Scherer intended to be used in common by Scherer Units No. 1, No. 2, No. 3 and No. 4 (the "Scherer Common Facilities"). Oglethorpe has also entered into four Operating Agreements ("Operating Agreements") relating to the operation and maintenance of Plants Hatch, Wansley, Vogtle and Scherer, respectively. The Operating Agreements and Ownership Agreements relating to Plants Hatch and Wansley are two-party agreements between Oglethorpe and GPC.
 The other Operating Agreements and Ownership Agreements are agreements among Oglethorpe, GPC, MEAG and Dalton. The parties to each Ownership Agreement and each Operating Agreement are referred to as "Participants" with respect to each such agreement.

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

    The Operating Agreements provide that Oglethorpe is entitled to a percentage of the net capacity and net energy output of each plant or unit equal to its percentage undivided interest owned or leased in such plant or unit, subject to its obligation to sell capacity and energy to GPC as described below. Except as otherwise provided, each party is responsible for a percentage of Operating Costs (as defined in the Operating Agreements) and fuel costs of each plant or unit equal to the percentage of its undivided interest which is owned or leased in such plant or unit. For Scherer Units No. 1 and No. 2 and for Plant Wansley, once the proposed amendments to the Plant Wansley Operating Agreement are effective, each party will be responsible for its fuel costs and for variable Operating Costs in proportion to the net energy output for its ownership interest, while responsibility for fixed Operating Costs will continue to be equal to the percentage undivided ownership interest which is owned or leased in such unit. GPC is required to furnish budgets for Operating Costs, fuel plans and scheduled maintenance plans subject to, in the case of Scherer Units No. 1 and No. 2, certain limited rights of the Participants to disapprove such budgets proposed by GPC and to substitute alternative budgets.

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

    ROCKY MOUNTAIN

    Oglethorpe's rights and obligations with respect to Rocky Mountain are contained in several contracts between Oglethorpe and GPC, the co-owners of Rocky Mountain. Pursuant to Rocky Mountain Pumped Storage Hydroelectric Ownership Participation Agreement, by and between Oglethorpe and GPC (the "Ownership Participation Agreement"), Oglethorpe initially acquired a 3% undivided interest in Rocky Mountain which interest increased as Oglethorpe expended funds to complete construction of Rocky Mountain. The final ownership percentages for Rocky Mountain are Oglethorpe 74.61% and GPC 25.39%. In connection with this acquisition, Oglethorpe and GPC also entered into the Rocky Mountain Pumped Storage Hydroelectric Project Operating Agreement (the "Rocky Mountain Operating Agreement").

    The Ownership Participation Agreement appoints Oglethorpe as agent with sole authority and responsibility for, among other things, the planning, licensing, design, construction, operation, maintenance and disposal of Rocky Mountain. The Rocky Mountain Operating Agreement gives Oglethorpe, as agent, sole authority and responsibility for the management, control, maintenance and operation of Rocky Mountain. In general, each co-owner is responsible for payment of its respective ownership share of all Operating Costs and Pumping Energy Costs (as defined in the Rocky Mountain Operating Agreement) as well as costs incurred as the result of any separate schedule or independent dispatch. A co-owner's share of net available capacity and net energy is the same as its respective ownership interest under the Ownership Participation Agreement. Oglethorpe and GPC have each elected to schedule separately their respective ownership interests. The Rocky Mountain Operating Agreement will terminate in 2035.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA



 ...............................................................................................................

                                                               (dollars in thousands)
                                            1995          1994           1993           1992           1991
OPERATING REVENUES:
  Sales to Members ................    $ 1,030,797    $   930,875    $   899,720    $   816,000    $   763,657
  Sales to non-Members.............        118,764        125,207        200,940        268,763        300,293
                                       -----------    -----------    -----------    -----------    -----------
  Total operating revenues ........      1,149,561      1,056,082      1,100,660      1,084,763      1,063,950
                                       -----------    -----------    -----------    -----------    -----------
OPERATING EXPENSES:
  Fuel.............................        219,062        203,444        176,342        167,288        165,168
  Production.......................        133,858        132,723        129,972        115,915        130,041
  Purchased power..................        264,844        227,477        271,970        230,510        229,898
  Depreciation and amortization....        139,024        131,056        128,060        126,047        135,152
  Taxes............................         27,561         24,741         25,148         19,634         42,422
  Other operating expenses.........         56,535         49,234         44,876         50,578         49,373
                                       -----------    -----------    -----------    -----------    -----------
  Total operating expenses.........        840,884        768,675        776,368        709,972        752,054
                                       -----------    -----------    -----------    -----------    -----------
OPERATING MARGIN...................        308,677        287,407        324,292        374,791        311,896
OTHER INCOME, NET..................         33,710         40,795         38,741         45,928        113,441
NET INTEREST CHARGES...............       (320,129)      (305,120)      (350,652)      (393,247)      (396,892)
                                       -----------    -----------    -----------    -----------    -----------
MARGIN BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE...         22,258         23,082         12,381         27,472         28,445
CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING FOR INCOME TAXES......            --            --           13,340           --             --
                                       -----------    -----------    -----------    -----------    -----------
NET MARGIN.........................    $    22,258    $    23,082    $    25,721    $    27,472    $    28,445
                                       -----------    -----------    -----------    -----------    -----------
                                       -----------    -----------    -----------    -----------    -----------

ELECTRIC PLANT, NET:
  In service.......................    $ 4,436,009    $ 3,980,439    $ 4,054,956    $ 4,122,411    $ 4,196,966
  Construction work in progress....         35,753        538,789        450,965        322,628        178,980
                                       -----------    -----------    -----------    -----------    -----------
                                       $ 4,471,762    $ 4,519,228    $ 4,505,921    $ 4,445,039    $ 4,375,946
                                       -----------    -----------    -----------    -----------    -----------
                                       -----------    -----------    -----------    -----------    -----------
TOTAL ASSETS.......................    $ 5,438,536    $ 5,346,330    $ 5,323,890    $ 5,359,597    $ 5,246,435
                                       -----------    -----------    -----------    -----------    -----------
                                       -----------    -----------    -----------    -----------    -----------

CAPITALIZATION:
  Long-term debt...................    $ 4,207,320    $ 4,128,080    $ 4,058,251    $ 4,095,796    $ 4,093,218
  Obligation under capital leases..        296,478        303,749        303,458        302,061        300,833
  Patronage capital and membership
   fees............................        338,891        309,496        289,982        264,261        236,789
                                       -----------    -----------    -----------    -----------    -----------
                                       $ 4,842,689    $ 4,741,325    $ 4,651,691    $ 4,662,118    $ 4,630,840
                                       -----------    -----------    -----------    -----------    -----------
                                       -----------    -----------    -----------    -----------    -----------
PROPERTY ADDITIONS.................    $   138,921    $   206,345    $   235,285    $   232,283    $   225,021
                                       -----------    -----------    -----------    -----------    -----------
                                       -----------    -----------    -----------    -----------    -----------

ENERGY SUPPLY (MEGAWATT-HOURS):
  Generated........................     18,402,839     16,924,038     14,575,920     13,805,683     12,686,323
  Purchased........................      5,738,634      4,381,087      7,620,815      6,233,262      6,915,758
                                       -----------    -----------    -----------    -----------    -----------
  Available for sale...............     24,141,473     21,305,125     22,196,735     20,038,945     19,602,081
                                       -----------    -----------    -----------    -----------    -----------
                                       -----------    -----------    -----------    -----------    -----------

MEMBER REVENUE PER KWH SOLD........      5.53CENTS      5.65CENTS      5.47CENTS      5.55CENTS      5.36CENTS
                                       -----------    -----------    -----------    -----------    -----------
                                       -----------    -----------    -----------    -----------    -----------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    MARGINS AND PATRONAGE CAPITAL

    Oglethorpe operates on a not-for-profit basis and, accordingly, seeks only to generate revenues sufficient to recover its cost of service and to generate margins sufficient to establish reasonable reserves and meet certain financial coverage requirements. Revenues in excess of current period costs in any year are designated in Oglethorpe's statements of revenues and expenses and patronage capital as net margin. Retained net margins are designated on Oglethorpe's balance sheets as patronage capital, which is allocated to each of the Members on the basis of its electricity purchases from Oglethorpe. Since its formation in 1974, Oglethorpe has generated a positive net margin in each year and, as of December 31, 1995, had a balance of $339 million in patronage capital.

    Patronage capital constitutes the principal equity of Oglethorpe. Under Oglethorpe's patronage capital retirement policy, margins are returned to the Members 30 years after the year in which the margins are earned. Pursuant to such policy, no patronage capital would be retired until 2010, at which time the 1979 patronage capital would be returned. (See "Proposed Restructuring" below regarding a special patronage capital distribution contemplated in connection with the proposed restructuring.) Any distributions of patronage capital are subject to the discretion of the Board of Directors and the approval by the Rural Utilities Service (RUS), formerly known as the Rural Electrification Administration (REA).

    Oglethorpe's equity ratio (patronage capital and membership fees divided by total capitalization) increased from 6.5% at December 31, 1994 to 7.0% at December 31, 1995.

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

    The capacity rate which Oglethorpe used in 1993 and 1994 was based on a proportional allocation of fixed costs over the previous year's billing demand for each Member. Consequently, the rate produced capacity revenues (which included the recovery of margins) which were constant throughout the year and were virtually unaffected by current year factors. In 1995, Oglethorpe implemented two additional capacity rate options in an effort to provide greater flexibility to the Members. These options allocated fixed costs using billing determinants of the current year. These rates produced differing monthly amounts of capacity revenues throughout the year and introduced some variability and uncertainty as to the level of revenues and margins to be received. Due to extreme weather conditions and other factors, the new rates options produced $2.5 million of revenues in excess of budgeted amounts. Such amounts will be returned to the Members in 1996.

    Under an interim rate mechanism, effective from January 1, 1996 to April 30, 1996, each Member has an assigned share of responsibility for fixed costs based on an agreed-upon allocation. Under this approach, capacity costs will be collected in equal monthly amounts. In connection with the approval on March 29, 1996 of a Restructuring Agreement (discussed below under "Proposed Restructuring"), Oglethorpe's Board extended the interim rate mechanism through the end of 1996, subject to rate changes that might be adopted in connection with a new long-term power supply arrangement (discussed below under "Results of Operations--FACTORS AFFECTING FUTURE FINANCIAL PERFORMANCE"). The Restructuring Agreement contemplates that a new rate schedule would be effective for 1997 which would implement on a long-term basis the assignment of responsibility for fixed costs based on historical demand factors. In 1996, management expects a net increase in fixed costs due to absorbing a full year's costs of the Rocky Mountain pumped storage hydroelectric facility (Rocky Mountain); however, because of anticipated increases in energy sales and decreases in energy costs, average Member revenues (measured in cents per kilowatt-hour (kWh)) should remain at or near the 1995 level.

    Oglethorpe utilizes a Times Interest Earned Ratio (TIER) as the basis for establishing its annual net margin goal. TIER is determined by dividing the sum of Oglethorpe's net margin plus interest on long-term debt (including interest charged to construction) by Oglethorpe's interest on long-term debt (including interest charged to construction). The RUS Mortgage requires Oglethorpe to implement rates that are designed to maintain an annual TIER of not less than 1.05. Oglethorpe's Board of Directors set an annual net margin goal to be the amount required to produce a TIER of 1.07 in 1993 through 1995. The net margin goal for 1996 is also a 1.07 TIER.

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

    Oglethorpe has always met or exceeded the TIER, DSC and ADSCR requirements of the RUS Mortgage. TIER, DSC and ADSCR for the years 1993 through 1995 were as follows:

        1995    1994    1993
        ----    ----    ----
TIER    1.07    1.07    1.07
DSC     1.21    1.19    1.23
ADSCR   1.27    1.25    1.26

    Historically, by setting rates to meet the TIER goals established by Oglethorpe's Board, the DSC and ADSCR requirements of the RUS Mortgage have always been met or exceeded. Based on Oglethorpe's current financial projections, however, TIER levels under the current Board policy may not produce rates sufficient to meet the current ADSCR requirement in the near future. In that event, Oglethorpe would have to set rates to meet the current ADSCR requirement or take action to lower the ADSCR requirement by prepaying or defeasing certain PCBs as described above.

    MISCELLANEOUS

    As with utilities generally, inflation has the effect of increasing the cost of Oglethorpe's operations and construction program. Operating and construction costs have been less affected by inflation over the last few years because rates of inflation have been relatively low.

    Currently, Oglethorpe is subject to the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation". Oglethorpe has recorded regulatory assets and liabilities related to its generation and transmission operations. In the event that Oglethorpe is no longer subject to the provisions of Statement No. 71, Oglethorpe would be required to write off related regulatory assets and liabilities. In addition, Oglethorpe would be required to determine any impairment of other assets, including utility plant, and write down the plant assets to their fair value. See Note 1 of Notes to Financial Statements for additional information.

    The staff of the Securities and Exchange Commission has questioned certain of the current accounting practices of the electric utility industry regarding the recognition, measurement and classification of decommissioning costs for nuclear generating facilities in financial statements of electric utilities. In response to these questions, the Financial Accounting Standards Board has issued an Exposure Draft of a proposed Statement on "Accounting for Certain Liabilities Related to Closure or Removal of Long-Lived Assets". The proposed Statement would require the recognition of the entire obligation for decommissioning at its present value as a liability in the financial statements. Rate-regulated utilities would also recognize a regulatory asset for differences in the timing of recognition of the costs of decommissioning for financial reporting and rate-making purposes. Oglethorpe's management does not believe that this proposed Statement would have an adverse effect on results of operations due to its current and future ability to recover decommissioning costs through rates.

    Beginning in years 2014 through 2029, it is expected that Plant Hatch and Vogtle units will begin the decommissioning process. The expected timing of payments for decommissioning costs will extend for a period of 9 to 14 years.
 Oglethorpe's management does not expect such payments to have an adverse impact on liquidity or capital resources.

RESULTS OF OPERATIONS

    HISTORICAL FACTORS AFFECTING FINANCIAL PERFORMANCE

    Over the past three years, Oglethorpe's Members have absorbed into rates additional responsibility for the cost of its ownership interests in Plant Scherer Unit No. 2 and Plant Vogtle Units No. 1 and No. 2. These generating units were placed in commercial operation in 1984, 1987, and 1989, respectively. Oglethorpe has utilized both long-term contractual arrangements with Georgia Power Company (GPC) and margin and rates mechanisms to allow for a gradual absorption of costs over several years. In addition, Oglethorpe is utilizing margin and rates mechanisms to mitigate the impact of absorbing the costs of Rocky Mountain which was placed in service during June and July 1995.

    Contractual arrangements with GPC provided that Oglethorpe sell to GPC and GPC purchase from Oglethorpe a declining percentage of Oglethorpe's entitlement to the capacity and energy of certain co-owned generating plants during the initial seven to ten years of operation of such units (GPC Sell-back). As of May 31, 1995, the GPC Sell-back has expired for all units.
 (See Note 1 of Notes to Financial Statements.) The historical ability of Oglethorpe to sell power from new units to GPC under the GPC Sell-back enabled Oglethorpe to moderate the effects of the higher costs associated with new generating units on Oglethorpe's cost of service and, therefore, on the rates charged to Members. Furthermore, the GPC Sell-back enabled Oglethorpe to obtain the generating capacity needed to serve anticipated increases in Member loads while minimizing the risks and costs of excess generating capacity.

    Prior to the completion of the first unit of Plant Vogtle in 1987, Oglethorpe's Board of Directors implemented policies that have resulted in the gradual absorption of the costs of Plant Vogtle by the Members. In each of the years 1985 through 1995, Oglethorpe exceeded its net margin goal. The Board adopted resolutions in each of these years requiring that these excess margins be retained and used to mitigate rate increases associated with Plant Vogtle and, subsequently, with Rocky Mountain. In each year beginning with 1989, a portion of these margins has been returned to the Members through billing credits. (See Note 1 of Notes to Financial Statements.) As of December 31, 1995, Oglethorpe held a balance of approximately $32 million from deferred margins which will be utilized in 1996 for rate mitigation as the annual costs of Rocky Mountain are absorbed.

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

    For the period 1993 through 1995, although total revenues have varied slightly, the scheduled reduction of the GPC Sell-back has resulted in the planned decrease of non-Member revenues from GPC of about $96 million. As expected, the capacity and energy no longer being sold to GPC have been used by Oglethorpe to meet increased Member requirements. In addition to increasing sales to Members, Oglethorpe has increased revenues from energy sales to other utilities and achieved reductions in fixed and operating costs in order to mitigate the need to recover from the Members costs which were previously recovered through sales to GPC. The refinancing transactions discussed under "Financial Condition--REFINANCING TRANSACTIONS" below have resulted in a reduction in gross interest charges from $367 million in 1993 to $318 million in 1995, or a 13% decrease in that fixed cost component of the capacity rates.

    SALES TO MEMBERS. Revenues from sales to Members increased 10.7% in 1995 compared to 1994 and increased 3.5% in 1994 compared to 1993. These increases reflect two factors: (1) higher capacity revenues, offset by the pass-through of savings in energy costs (see discussion of savings in fuel costs under "OPERATING EXPENSES" herein), and (2) increased amounts of energy sold.

    As non-Member revenues from GPC have declined, Oglethorpe's Member capacity revenues are higher reflecting the recovery of the fixed costs which had previously been recovered from GPC through the GPC Sell-back. Member capacity revenues in 1995 were also affected by additional fixed costs related to the commercial operation of Rocky Mountain in June 1995.

    Member energy revenues per kWh declined 7.6% in 1995 compared to 1994 and 6.9% in 1994 compared to 1993, reflecting savings in fuel and production costs. The 1995 decline in revenues per kWh also reflects lower average purchased power costs. Actual energy costs are passed through to the Members such that energy revenues equal energy costs.

    The following table summarizes the amounts of kWh sold to Members during each of the past three years:

          (IN THOUSANDS)   KILOWATT-HOURS
          -------------------------------
          1995               18,442,153
          1994               16,285,127
          1993               16,253,283

    Member sales have been significantly affected by abnormal weather conditions during the past three years. In 1995 and 1993, prolonged hot weather boosted sales, while in 1994 record-breaking rainfall amounts statewide moderated Member sales.

    The net impact of the above capacity and energy rate factors, combined with the spreading of fixed capacity costs over an increasing number of kWh sold each year, have resulted in the following average Member revenues:

          CENTS PER KILOWATT-HOUR
          -----------------------
          1995              5.53 CENTS
          1994              5.65
          1993              5.47

    SALES TO NON-MEMBERS. Sales of electric services to non-Members are primarily made pursuant to three different types of contractual arrangements with GPC and from off-system sales to other non-Member utilities.

    The following table summarizes the amounts of non-Member revenues from these sources for the past three years:

(DOLLARS IN THOUSANDS)            1995      1994      1993
- -------------------------------------------------------------
Plant operating agreements      $ 10,096  $ 45,392  $106,146
Power supply arrangements         43,226    26,280    44,904
Transmission agreements           12,614    10,974    15,763
Other utilities                   52,828    42,561    34,127
                                --------  --------  --------
Total                           $118,764  $125,207  $200,940

    Revenues from sales to non-Members declined in 1995 compared to 1994 and in 1994 compared to 1993. These decreases were primarily attributable to scheduled reductions in plant operating agreement revenues attributable to the GPC Sell-back with respect to Plants Vogtle and Scherer.

    The second source of non-Member revenues is power supply arrangements with GPC. These revenues are derived, for the most part, from energy sales arising from dispatch situations whereby GPC causes co-owned coal-fired generating resources to be operated when Oglethorpe's system does not require all of its contractual entitlement to the generation. These revenues essentially represent reimbursement of costs to Oglethorpe because, under the operating agreements, Oglethorpe is responsible for its share of fuel costs any time a unit operates. Revenues from sales of this type to GPC were higher in 1995 compared to 1994 and lower in 1994 compared to 1993. In 1995, Oglethorpe retained less of its share of the output from Plant Wansley units because the added cost associated with emission allowances made those units less attractive than certain purchased resources. The lower 1994 revenues were due to the fact that Oglethorpe retained much of its share of the output from the Plant Scherer and Wansley units because the lower average fuel costs made those units more attractive than certain purchased resources. Emission allowances for Plant Wansley were not required in 1994. See the discussion under "OPERATING EXPENSES" herein of the lower average fuel costs of the coal-fired generating units in 1995 and 1994. Pursuant to the amendments to the Plant Scherer ownership and operating agreements, Oglethorpe elected to separately dispatch its ownership interest in Plant Scherer beginning May 1, 1994. Thereafter, Plant Scherer ceased to be a source of the above "automatic" type of sales transaction; however, Oglethorpe did continue to make other sales to GPC from Plant Scherer in this category. Once the amendments to the Plant Wansley operating agreement become effective, Oglethorpe will commence separate dispatch of its ownership interest in that Plant.

    The third source of non-Member revenues is primarily payments from GPC for use of the Integrated Transmission System (ITS) and related transmission interfaces. GPC compensates Oglethorpe to the extent that Oglethorpe's percentage of investment in the ITS exceeds its percentage use of the system.
 In such case, Oglethorpe is entitled to income as compensation for the use of its investment by the other ITS participants. The change in revenues for 1995 through 1993 resulted from normal variations of Oglethorpe's investment percentages and its use of the system.

    Revenues from other non-Member utilities increased substantially due to a 22% increase in kWh sales in 1995 as compared to 1994 and a 28% increase in kWh sales in 1994 as compared to 1993. Oglethorpe is continuing to aggressively seek additional off-system sales opportunities as a means of reducing amounts that must be recovered from Members. See "FACTORS AFFECTING FUTURE FINANCIAL PERFORMANCE" herein regarding Oglethorpe's 1996 short-term power swap arrangement which committed Oglethorpe's total power resources under a single contractual arrangement, and regarding Oglethorpe's consideration of a similar power supply swap arrangement for a longer term basis.

    OPERATING EXPENSES

    Oglethorpe's operating expenses increased 9.4% in 1995 compared to 1994 and decreased 1.0% in 1994 compared to 1993. The increase in operating expenses in 1995 compared to 1994 was primarily attributable to a 13.0% increase in kWh sold to Members and non-Members. In addition, depreciation and amortization, sales, and administrative and general expenses were also higher. The slight decrease in operating expenses in 1994 compared to 1993 was largely due to the decline in purchased power expenses offset somewhat by the increase in fuel expenses. The total kWh of energy supplied through generation and purchased power in 1994 was 4% less than 1993.

    Generally, over the years 1993 through 1995, the Members have received the benefit of declining per unit fuel costs of Oglethorpe's generating resources through the pass-through of lower energy costs. The per unit fuel costs of Oglethorpe's nuclear and fossil generating resources for the last three years are as follows:

                     CENTS PER KILOWATT-HOUR
                    -------------------------
                     NUCLEAR         FOSSIL
                    ----------     ----------
        1995        0.59 CENTS     1.74 CENTS
        1994        0.64           1.78
        1993        0.61           1.96

    Oglethorpe began receiving shipments at Plant Scherer of lower-priced coal from the mining regions of the western United States in the last quarter of 1993. The use of lower-priced western coal combined with a greater reliance on a favorable spot market for coal resulted in a per unit fuel cost decrease for Plant Scherer of 13% in 1995 from 1993 levels. Because of the decline in fuel cost per kWh at Plant Scherer, the usage of the units increased significantly. Output from Plant Scherer was 23% higher in 1995 compared to 1994 and 75% higher in 1994 compared to 1993. Oglethorpe retained significantly less of its output from Plant Wansley in 1995 compared to 1994 primarily as a result of higher costs associated with the emission allowances requirement. In 1994 compared to 1993, the per unit fuel cost at Plant Wansley decreased by almost 10% and thus, Oglethorpe retained more of its output. The decrease in per unit fuel costs resulted from a greater reliance on a favorable spot market for coals.

    Purchased power cost increased by 16% in 1995 compared to 1994 and decreased 16% in 1994 compared to 1993. In 1995, the 13% higher kWh sales, including the increased Member sales and sales to GPC pursuant to power supply arrangement (see discussion under "OPERATING REVENUES" herein) resulted in higher utilization of purchased power resources. Energy purchases increased 31% in 1995 compared to 1994.

    The significant increase in 1994 in coal-fired generation (prompted by declining average fuel costs) as well as declining sales from these coal-fired resources to GPC pursuant to power supply arrangement resulted in substantially lower utilization of purchased power resources. Energy purchases decreased by approximately 43% from 1993 levels.

    Purchased power expense for 1993 through 1995 reflect the cost of capacity and energy purchases under various long-term power purchase agreements. These long-term agreements have, in some cases, take-or-pay minimum energy requirements. For 1993 through 1995, Oglethorpe utilized its energy from these purchase power agreements in excess of the take-or-pay requirements. Oglethorpe's power purchases from these agreements amounted to approximately $207 million in 1995, $182 million in 1994 and $192 million in 1993. For a discussion of the power purchase agreements, see Note 9 of Notes to Financial Statements.

    The increase in depreciation and amortization in 1995 is due to the commercial operation of Rocky Mountain in June.

    Sales, administrative and general expenses increased in 1995 primarily as a result of increased marketing efforts in support of Oglethorpe's Members.

    OTHER INCOME

    Interest income increased in 1995 compared to 1994 due to higher earnings from the decommissioning trust fund. In 1994, interest income decreased compared to 1993 as a result of lower average investment balances.

    In 1995, 1994 and 1993, Oglethorpe's Board of Directors authorized the retention of approximately $14 million, $9 million and $5 million, respectively, in excess of the 1.07 TIER margin requirement as deferred margins. The remaining amount at December 31, 1995 of $32 million will be available in 1996 to mitigate rate increases. Amortization of deferred margins for 1995 was $16 million, slightly less than the amount utilized in 1994 but significantly more than the amount utilized in 1993. (See Note 1 of Notes to Financial Statements for a discussion of deferred margins and amortization of deferred margins.) The decrease in amortization of deferred gains resulted from the completion of amortization in September 1994 of a gain on the sale of Plant Scherer common facilities. (Also see Note 1 of Notes of Financial Statements for a discussion of the sale.)

    INTEREST CHARGES

    Net interest charges increased in 1995 compared to 1994 and decreased significantly in 1994 compared to 1993. The continued decrease in gross interest on long-term debt and capital leases in 1995 and 1994 was due to the refinancing efforts discussed under "Financial Condition--REFINANCING TRANSACTIONS" below. Allowance for debt and equity funds used during construction (AFUDC) decreased in 1995 compared to 1994 as a result of the three units of Rocky Mountain becoming commercially operable in June and July 1995. The change in other interest expense in 1995 was due to gains received on the sale of securities contained in the decommissioning trust fund, whereas, the decrease in 1994 was primarily due to losses incurred on the sale of securities contained in the decommissioning trust fund. (See Note 1 of Notes to Financial Statements for explanation of Oglethorpe's accounting for decommissioning gains and losses.)

    FACTORS AFFECTING FUTURE FINANCIAL PERFORMANCE

    Future Member rates will be affected by such factors as the annualized fixed costs relating to Rocky Mountain and related transmission facilities, the cost of adding to Oglethorpe's existing transmission system, changes in fuel costs, fluctuating rates of load growth, environmental and other governmental regulations applicable to Oglethorpe and its suppliers and the completion in 1996 of the amortization of deferred margins. Oglethorpe's future rates will also be affected by its ability to forecast accurately its future power resource needs and by its ability to obtain and manage its power resources, including its purchases and construction of generating capacity and its procurement of coal. Also, see "Proposed Restructuring" below for a discussion of Oglethorpe's proposed restructuring.

    The electric utility industry is also becoming increasingly competitive as a result of deregulation, competing energy suppliers, technologies and other factors. The Energy Policy Act of 1992 allows for increased competition among wholesale electric suppliers and increased access to transmission services by such suppliers. The new competitive environment is subject to rapidly evolving regulatory policy at both the federal and state levels which is based on a shift to a market-driven environment from a regulated one. Significant legislative developments and regulatory developments at the Federal Energy Regulatory Commission (FERC) and in state commissions are expected to continue to clarify policy and the regulatory framework for increased competition. All of these factors present an increasing challenge to Oglethorpe and the Members to reduce costs, improve the management of resources and respond to the changing environment.

    As a means of reducing the cost of power provided to the Members, on January 3, 1996, Oglethorpe entered into a power supply swap agreement with Enron Power Marketing, Inc. (EPMI). The agreement, effective January 4, 1996 through April 30, 1996, requires EPMI to sell to Oglethorpe at a favorable fixed cost all the energy needed to serve the Members (approximately 5.2 million MWh). Pursuant to the agreement, Oglethorpe is required to sell to EPMI at cost, subject to certain limitations, all available energy from Oglethorpe's total power resources. EPMI has the option to market any excess energy that remains from Oglethorpe's total power resources.

    On February 7, 1996, Oglethorpe issued a Request for Proposals (RFP) to selected bidders for a long-term power supply arrangement. This RFP did not seek a specific amount of power; instead, it requested proposals for meeting the combined power needs of the Members with term options ranging from two to 15 years. Action is anticipated by Oglethorpe's Board of Directors during April, with implementation of a new arrangement as soon thereafter as possible.

FINANCIAL CONDITION

    GENERAL

    The principal changes in Oglethorpe's financial condition in 1995 were additions of $599 million to gross utility plant and a decrease in the cost of capital achieved through the refinancing or prepayment of $336 million of long-term debt during 1995 and an additional $89 million in January 1996. The average interest rate on long-term debt decreased from 7.07% at December 31, 1994 to 6.60% at January 31, 1996.

    CAPITAL REQUIREMENTS

    As part of its ongoing capital planning, Oglethorpe forecasts expenditures required for generation and transmission facilities and related capital projects. Actual construction costs may vary from the estimates listed below because of factors such as changes in business conditions, fluctuating rates of load growth, environmental requirements, design changes and rework required by regulatory bodies, delays in obtaining necessary Federal and other regulatory approvals, construction delays, and cost of capital, equipment, material and labor. The table below indicates Oglethorpe's estimated capital expenditures through 1998:

                           CAPITAL EXPENDITURES
                          (DOLLARS IN THOUSANDS)

                                           GENERAL
YEAR      GENERATION(1)   TRANSMISSION(2)   PLANT    AFUDC(3)    TOTAL
- -----------------------------------------------------------------------
1996        $60,640          $ 44,795      $ 4,499    $3,466   $113,400
1997         60,682            39,004        4,000     2,428    106,114
1998         56,703            40,564        4.000     2,086    103,353
           --------          --------      -------    ------   --------
Total      $178,025          $124,363      $12,499    $7,980   $322,867
           --------          --------      -------    ------   --------
           --------          --------      -------    ------   --------

(1) Consists of capital expenditures required for (i) replacements and additions to facilities in service, (ii) compliance with environmental regulations, and (iii) nuclear fuel reloads.

(2) If the transmission assets are transferred to a new transmission corporation, the new transmission corporation, and not Oglethorpe, would be responsible for the transmission capital expenditures and related AFUDC. (See "Proposed Restructuring" below)

(3) Allowance for funds used during construction of generation, transmission and general plant facilities.

    In 1988, Oglethorpe acquired from GPC an undivided ownership interest in Rocky Mountain and assumed responsibility for its construction and operation.
 By July 1995, all three units of Rocky Mountain were in-service and Oglethorpe's investment in the project at December 31, 1995 was $565 million, including related transmission facilities. Construction of Rocky Mountain's recreational facilities is still in progress and should be completed in the summer of 1996. Oglethorpe expects the final project cost to be approximately $570 million, or more than $130 million under budget. Oglethorpe financed its share of Rocky Mountain from the proceeds of an RUS-guaranteed loan funded by the FFB. As of December 31, 1995, $555 million had been advanced under this loan. Oglethorpe expects to draw the additional $15 million to close out the project in 1996.

    Currently, Oglethorpe does not have any new generation facilities under construction, and management does not anticipate the need for construction of any new capacity well into the future. The System peaking capacity needs through the early 2000 time frame are expected to be met through purchased power alternatives. (See discussion of the Member's future power supply options under "Proposed Restructuring" and Oglethorpe's current request for proposals under "Results of Operations--FACTORS AFFECTING FUTURE FINANCIAL PERFORMANCE".)

    Oglethorpe's investment in electric plant, net of depreciation, was approximately $4.5 billion as of December 31, 1995. Expenditures for property additions during 1995 amounted to $139 million, of which $6 million was provided from operations. These expenditures were primarily for the construction of Rocky Mountain and replacements and additions to generation and transmission facilities.

    In addition to the funds needed for capital expenditures, approximately $541 million will be required over the next five years for sinking fund requirements and maturities of long-term debt. Of this amount, $424 million, or 78%, relates to the repayment of RUS and FFB debt.

LIQUIDITY AND SOURCES OF CAPITAL

    In the past, Oglethorpe, like most other G&Ts, has obtained the majority of its long-term financing from RUS-guaranteed loans funded by the FFB. Oglethorpe has also obtained a substantial portion of its long-term financing requirements from tax-exempt PCBs.

    In addition, Oglethorpe's operations have consistently provided a sizable contribution to the funding of capital requirements, such that internally generated funds have provided interim funding or long-term capital for nuclear fuel reloads, new generation, transmission and general plant facilities, replacements and additions to existing facilities, and retirement of long-term debt. Oglethorpe anticipates that it will meet its future capital requirements through 1998 primarily with funds generated from operations and, if necessary, with short-term borrowings.

    To meet short term cash needs and contingencies, Oglethorpe had approximately $201 million in cash and temporary cash investments plus $79 million in other short term investments available at the beginning of 1996. The Corporation also has available credit facilities as follows:

SHORT-TERM CREDIT FACILITIES                  AUTHORIZED
                                                AMOUNT
- ---------------------------------------------------------
Commercial Paper..........................  $300,000,000
Committed lines of credit:
 SunTrust Bank, Atlanta ..................    30,000,000
Uncommitted lines of credit:
 CoBank, ACB..............................    70,000,000
 National Rural Utilities Cooperative
  Finance Corporation (CFC)...............    50,000,000

    Under its commercial paper program, Oglethorpe may issue commercial paper not to exceed $300 million outstanding at any one time. The commercial paper, which is backed 100% by committed lines of credit provided by a group of banks, may be used as a source of short-term funds and is not designated for any specific purpose. Historically, Oglethorpe has not relied on commercial paper for short-term funding due to the availability of internally generated funds and has never utilized the backup line of credit.

    The maximum amount that can be outstanding at any one time under the commercial paper program and the lines of credit totals $370 million due to certain restrictions contained in the SunTrust Bank and CFC line of credit agreements. As of December 31, 1995, no commercial paper was outstanding and there was no outstanding balance on any line of credit.

    REFINANCING TRANSACTIONS

    Over the past few years, Oglethorpe has implemented a program to reduce its interest costs by refinancing or prepaying a sizable portion of its high-interest rate PCB and FFB debt. Since the first transaction was completed in June 1992, Oglethorpe has refinanced $1.1 billion in PCB debt and $1.2 billion in FFB debt and has prepaid another $105 million in FFB debt. Included in these amounts are a January 1995 refinancing of $285 million of FFB debt and prepayment of an additional $30 million of FFB debt, and a December 1995 refinancing of $22 million of PCB debt. (See Note 5 of Notes to Financial Statements.) The net result of the 1995 transactions was to reduce the average interest rate on total long-term debt from 7.07% at December 31, 1994 to 6.76% at December 31, 1995. The average interest rate was further reduced to 6.60% as of January 31, 1996 as a result of a $89 million FFB debt refinancing. The refinancings completed since the program began will result in total estimated savings of $90 million in gross interest expense and $80 million in net interest expense (net of transaction costs) in 1996.

    Oglethorpe's use of financial derivatives are for the purpose of mitigating business risks and are not used for speculative purposes. Derivatives have been used on a very limited basis, as discussed below, and at December 31, 1995, the credit risk for derivatives outstanding was not material.

    To refinance high-interest rate PCBs, Oglethorpe entered into two interest rate swap transactions with a swap counterparty, AIG

Financial Products Corp. (AIG-FP), which were designed to create a contractual fixed rate of interest on $322 million of variable rate PCBs. These transactions were entered into in early 1993 on a forward basis, pursuant to which $200 million of variable rate PCBs were issued on November 30, 1993 and $122 million of variable rate PCBs were issued on December 1, 1994. Oglethorpe is obligated to pay the variable interest rate that accrues on these PCBs; however, the swap agreements provide a mechanism for Oglethorpe to achieve a contractual fixed rate which is lower than Oglethorpe would have obtained had it issued fixed rate bonds.

    Under the swap agreements, Oglethorpe is obligated to make periodic payments to AIG-FP based on a notional principal amount equal to the aggregate principal amount of the bonds outstanding during the period and a contractual fixed rate (Fixed Rate), and AIG-FP is obligated to make periodic payments to Oglethorpe on a notional principal amount equal to the aggregate principal amount of the bonds outstanding during the period and a variable rate equal to the variable rate of interest accruing on the bonds during the period (Variable Rate). These payment obligations are netted, such that if the Variable Rate is less than the Fixed Rate, Oglethorpe makes a net payment to AIG-FP. Likewise, if the Variable Rate is higher than the Fixed Rate, Oglethorpe receives a net payment from AIG-FP. Thus, although changes in the Variable Rate affects whether Oglethorpe is obligated to make payments to AIG-FP or is entitled to receive payments from AIG-FP, the effective interest rate Oglethorpe pays with respect to the PCBs is not affected by changes in interest rates. The Fixed Rate for the $200 million of variable rate bonds issued in 1993 is 5.67% and the Fixed Rate for the $122 million of variable rate bonds issued in 1994 is 6.01%. For the three years ended December 31, 1993, 1994 and 1995, Oglethorpe has made in connection with both interest rate swap arrangements combined net swap payments to AIG-FP of $0.6 million, $6.0 million, and $6.4 million, respectively, totaling $13.0 million for such three-year period.

    The swap arrangements extend for the life of these PCBs. If the swap arrangements were terminated while the PCBs were still outstanding, Oglethorpe or AIG-FP may owe the other party a termination payment depending on a number of factors, including whether the fixed rate then being offered under comparable swap arrangements is higher or lower than the Fixed Rate. Under the terms of the swap agreements, AIG-FP has limited rights to terminate the swaps only upon the occurrence of specified events of default or a reduction in ratings on Oglethorpe's PCBs without credit enhancement below investment grade. Oglethorpe estimates that its maximum aggregate liability for termination payments under both swap arrangements had such payments been due on December 31, 1995 would have been approximately $52 million. (For additional information about the swap arrangements, see Note 2 of Notes to Financial Statements.)

    In connection with these interest rate swap agreements, Oglethorpe is obligated to maintain minimum liquidity in an amount equal to 25% of the principal amount of the variable rate refunding bonds outstanding. This minimum liquidity requirement currently equals $81 million and will decrease proportionately as such bonds are retired. The minimum liquidity must consist of (a) any combination of (i) amounts available under committed lines of credit and commercial paper programs to pay termination payments, if any, due upon early termination of the interest rate swap transactions, (ii) cash, (iii) United States government securities, and (iv) accounts receivable due within 30 days, less (b) monetary obligations due within 30 days. As of December 31, 1995, Oglethorpe had approximately $518 million of such liquidity available to meet this requirement.

PROPOSED RESTRUCTURING

    For some time, Oglethorpe and the Members have been discussing various options to provide the Members greater flexibility for meeting their power supply needs in an increasingly competitive utility environment. These discussions led to a restructuring plan approved by Oglethorpe's Board of Directors in December 1995 to divide Oglethorpe into three specialized companies to respond to increasing competition in the electric industry and to settle certain issues confronting Oglethorpe and the Members, including several Members' previously stated intention to withdraw from membership in Oglethorpe in order to gain more flexibility. The December plan proposed the creation of a new transmission company and a new system operations company and Oglethorpe's retention of the generation business. Oglethorpe's Board believes there are significant potential benefits to the Members of having the transmission business and the system operations business operated in separate companies. Among the principal benefits is that the Members' freedom to choose among power suppliers, including Oglethorpe, for their future growth would be enhanced.

    The current target date for full implementation of the restructuring is January 1, 1997. As a preliminary step, Georgia
Transmission Corporation (An Electric Membership Corporation) (GTC) has been incorporated for future use as the transmission company and Georgia System Operations Corporation (GSOC) has been incorporated as a Georgia non-profit corporation for future use as the system operations company. On March 29, 1996, the Boards of Oglethorpe, GTC and GSOC approved an agreement (the Restructuring Agreement) which sets forth the terms and conditions on which the restructuring and related changes would occur. The Restructuring Agreement contemplates that Oglethorpe would operate primarily as a power supply company, but initially would retain economic development, marketing and service functions.

   Oglethorpe would transfer its transmission business, including its existing transmission assets, to GTC. GTC would thereafter own and operate the transmission system and provide transmission services to the Members,
Oglethorpe and third parties.   (See Note 6 of Notes to Financial Statements
for a summary of Oglethorpe's investments in electric plant, including transmission and distribution plant.) The purchase price for the transmission business would be equal to the sum of (1) the higher of: (a) the appraised fair market value of such business as determined by an independent appraiser, or (b) Oglethorpe's net book value for the transmission assets, plus (2) the value of certain deferred charges. If the appraised value of the transmission business exceeds Oglethorpe's net book value for the transmission assets by more than 5%, GTC's Board would have to approve the payment of any resulting purchase price. The purchase price would be paid by GTC's assumption of a portion of

Oglethorpe's long-term secured debt and by cash obtained through third party borrowing. Oglethorpe also would make a special patronage capital distribution to the Members which could be used by the Members to establish equity in and to provide initial working capital to GTC.

    Oglethorpe would transfer its system operations business, consisting of its operations center and related computer and dispatch equipment, to GSOC. GSOC would thereafter own and operate the operations center and provide system operation services to the Members, Oglethorpe, GTC and third parties.

    Oglethorpe also plans to implement a new governance structure when: (a) it receives a favorable ruling from the Internal Revenue Service that such structure would not affect Oglethorpe's status for federal income tax purposes as a corporation operating on a cooperative basis, and (b) a new rate schedule which allocates to each Member responsibility for a specified percentage of all costs of Oglethorpe's existing resources becomes legally binding and effective. It is contemplated that the new governance structure would become effective at the same time as the restructuring, although it is possible that it could become effective independent of the restructuring.
The new governance structure provides for a board of directors consisting of six directors elected from the Members, four independent outside directors and Oglethorpe's President and Chief Executive Officer, rather than Oglethorpe's current 39-member board which is comprised of directors nominated by each Member. To be elected, the new directors must be nominated by a committee composed of a representative from each Member whose vote would be weighted in accordance with the number of retail customers served by such Member and then elected by a vote of the Members on a one-member, one-vote basis.

    In adopting the Restructuring Agreement, Oglethorpe's Board recommended to the Members that they become members of GTC and GSOC and that they join with Oglethorpe, GTC and GSOC in executing an agreement (the Member Agreement) as to those matters contemplated in the Restructuring Agreement that directly involve the Members in their capacities as separate corporations. The Member Agreement will specify the form of transmission contracts and system operation contracts to be signed by the Members. The Member Agreement will also provide, subject to the approval of RUS, that Oglethorpe and each Member executing the Member Agreement would execute a new wholesale power contract to govern the purchase and sale of power between Oglethorpe and each such Member. Each Member signing the new wholesale power contract would have a choice as to whether or not to participate in future power supply projects sponsored by Oglethorpe. Such Members would be free to own generation directly and to engage in purchases and sales with other power suppliers. To the extent such Members choose to satisfy their projected load growth from sources other than Oglethorpe, the growth in Oglethorpe's revenues from the sale of power would decrease but the growth in related expenses also would decrease.

    Members agreeing to the new wholesale power contracts would have the option to have energy and reserves priced on a pooled basis or to schedule their capacity and associated energy separately at prices based on the cost of production. GSOC would administer the new power pool contemplated by the new wholesale power contracts and would implement the separate schedules for Members electing that option. Under the power pool, Oglethorpe resources and any Member-procured resources would be committed to economic dispatch (pooled) for the benefit of all pool participants. The power pool arrangement also would allow the participants to pool resource reserves.

    In connection with the restructuring, Oglethorpe plans to adopt specific implementation procedures for the existing bylaw provision that grants a Member the right to withdraw from membership in Oglethorpe upon satisfying certain conditions. These conditions generally would require the withdrawing Member either to affirm its obligations under its then-existing wholesale power contract or to assign its rights and obligations under such wholesale power contract to another party with a credit rating meeting certain specified requirements. Withdrawal by a Member would continue to be conditioned upon approval by RUS.

    The restructuring is subject to a number of conditions, including (1) implementation of Oglethorpe's new governance structure, (2) execution of the Member Agreement by the Members, execution of new wholesale power contracts by Oglethorpe and the Members, and execution of the transmission contracts and system operation contracts specified in the Member Agreement, (3) RUS approval of new wholesale power contracts and the restructuring, (4) governmental, lender and other third party consents, authorizations, waivers, orders and approvals, (5) receipt by GTC and GSOC of certain capital contributions by the Members and (6) assurances from rating agencies that the ratings on Oglethorpe's outstanding fixed rate PCBs would not be lowered as a result of the restructuring and that such rating agencies would assign to any comparable bonds issued by GTC the same or better credit rating as assigned to Oglethorpe's fixed rate PCBs. Most of these conditions may be waived by Oglethorpe's Board, subject to RUS approval in certain instances.

    The restructuring is expected to take the remainder of 1996 to complete, although limited aspects of the restructuring may become effective sooner if specific conditions set forth in the Restructuring Agreement are met. In light of the significant conditions that must be satisfied, including RUS and other governmental and third-party approvals and assurances and receipt of various agreements from the Members, Oglethorpe cannot predict the actual timing of or the ultimate likelihood of full implementation of the restructuring or governance changes. Until implementation of the restructuring, Oglethorpe will continue its current operations, and until satisfaction of the conditions applicable to the new governance structure, Oglethorpe will continue under its existing governance structure.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        INDEX TO FINANCIAL STATEMENTS

                                                                      PAGE
                                                                      ----

Statements of Revenues and Expenses, For the Years Ended
  December 31, 1995, 1994 and 1993.................................     36
Statements of Patronage Capital, For the Years Ended
  December 31, 1995, 1994 and 1993.................................     36
Balance Sheets, As of December 31, 1995 and 1994...................     37
Statements of Capitalization, As of December 31, 1995 and 1994.....     39
Statements of Cash Flows, For the Years Ended December 31, 1995,
  1994 and 1993....................................................     40
Notes to Financial Statements......................................     41
Report of Management...............................................     51
Reports of Independent Public Accountants..........................     51

STATEMENTS OF REVENUES AND EXPENSES
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

 .........................................................................................................
                                                                       (dollars in thousands)
                                                                1995            1994             1993
OPERATING REVENUES (NOTE 1):
  Sales to Members.....................................      $1,030,797      $  930,875       $  899,720
  Sales to non-Members.................................         118,764         125,207          200,940
                                                             ----------      ----------       ----------
TOTAL OPERATING REVENUES...............................       1,149,561       1,056,082        1,100,660
                                                             ----------      ----------       ----------

OPERATING EXPENSES:
  Fuel.................................................         219,062         203,444          176,342
  Production...........................................         133,858         132,723          129,972
  Purchased power (Note 9).............................         264,844         227,477          271,970
  Power delivery.......................................          17,520          16,965           14,286
  Sales, administrative and general....................          39,015          32,269           30,590
  Depreciation and amortization........................         139,024         131,056          128,060
  Taxes other than income taxes........................          27,561          24,741           23,328
  Income taxes (Note 3)................................            --              --              1,820
                                                             ----------      ----------       ----------
TOTAL OPERATING EXPENSES...............................         840,884         768,675          776,368
                                                             ----------      ----------       ----------
OPERATING MARGIN.......................................         308,677         287,407          324,292
                                                             ----------      ----------       ----------

OTHER INCOME (EXPENSE):
  Interest income......................................          18,031          10,518           20,316
  Amortization of deferred gains (Notes 1 and 4).......           2,341           9,985           12,532
  Amortization of proceeds from sale of income tax
    benefits (Note 1)..................................           8,043           8,102            8,102
  Amortization of deferred margins (Note 1)............          15,959          18,072            4,138
  Deferred margins (Note 1)............................         (14,282)         (9,287)          (5,083)
  Allowance for equity funds used during
    construction (Note 1)..............................           1,715           2,907            2,278
  Other................................................           1,903             498           (3,542)
                                                             ----------      ----------       ----------
TOTAL OTHER INCOME.....................................          33,710          40,795           38,741
                                                             ----------      ----------       ----------

INTEREST CHARGES:
  Interest on long-term debt and capital leases........         317,968         329,738          367,439
  Other interest.......................................          12,979           3,856            8,539
  Allowance for debt funds used during construction
   (Note 1)............................................         (21,114)        (36,113)         (29,988)
  Amortization of debt discount and expense............          10,296           7,639            4,662
                                                             ----------      ----------       ----------
NET INTEREST CHARGES...................................         320,129         305,120          350,652
                                                             ----------      ----------       ----------
MARGIN BEFORE CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE..................................          22,258          23,082           12,381
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR
 INCOME TAXES .........................................             --             --             13,340
                                                             ----------      ----------       ----------
NET MARGIN ............................................      $   22,258      $   23,082       $   25,721
                                                             ----------      ----------       ----------
                                                             ----------      ----------       ----------


STATEMENTS OF PATRONAGE CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                                       (dollars in thousands)
                                                                1995            1994             1993
 .........................................................................................................
Patronage capital and membership fees - beginning
  of year (Note 1).....................................       $ 309,496      $ 289,982        $ 264,261
Net margin.............................................          22,258         23,082           25,721
Change in unrealized gain (loss) on available-for-sale
  securities, net of income taxes (Note 2).............           7,137         (3,568)            --
                                                              ---------      ---------        ---------
Patronage capital and membership fees-end of year......       $ 338,891      $ 309,496        $ 289,982
                                                              ---------      ---------        ---------
                                                              ---------      ---------        ---------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

BALANCE SHEETS
DECEMBER 31, 1995 AND 1994

 ........................................................................................
                                                                (dollars in thousands)
ASSETS                                                           1995            1994
ELECTRIC PLANT (NOTES 1, 4 AND 6):
  In service............................................     $ 5,699,213     $ 5,100,299
  Less: Accumulated provision for depreciation..........      (1,362,431)     (1,231,818)
                                                             -----------     -----------
                                                               4,336,782       3,868,481

  Nuclear fuel, at amortized cost.......................          94,013         105,683
  Plant acquisition adjustments, at amortized cost......           5,214           6,275
  Construction work in progress.........................          35,753         538,789
                                                             -----------     -----------
                                                               4,471,762       4,519,228
                                                             -----------     -----------

INVESTMENTS AND FUNDS (NOTES 1 AND 2):
  Bond, reserve and construction funds, at market.......          56,511          64,163
  Decommissioning fund, at market.......................          74,492          59,164
  Investment in associated organizations, at cost.......          15,853          17,371
                                                             -----------     -----------
                                                                 146,856         140,698
                                                             -----------     -----------

CURRENT ASSETS:
  Cash and temporary cash investments, at cost (Note 1).         201,151         190,642
  Other short-term investments, at market...............          79,165            --
  Receivables...........................................          99,559          88,873
  Inventories, at average cost (Note 1).................          82,949          95,076
  Prepayments and other current assets..................          14,325          14,857
                                                             -----------     -----------
                                                                 477,149         389,448
                                                             -----------     -----------

DEFERRED CHARGES:
  Premium and loss on reacquired debt, being amortized
   (Note 5).............................................         200,794         161,889
  Deferred amortization of Scherer leasehold (Note 4)...          87,134          80,132
  Discontinued projects, being amortized (Note 1).......          24,305          26,342
  Deferred debt expense, being amortized................          21,135          20,936
  Other.................................................           9,361           7,657
                                                             -----------     -----------
                                                                 342,729         296,956
                                                             -----------     -----------
                                                             $ 5,438,496     $ 5,346,330
                                                             -----------     -----------
                                                             -----------     -----------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

 ........................................................................................
                                                                (dollars in thousands)
EQUITY AND LIABILITIES                                           1995            1994

CAPITALIZATION (SEE ACCOMPANYING STATEMENTS):
  Patronage capital and membership fees (Note 1).......      $   338,891    $   309,496
  Long-term debt.......................................        4,207,320      4,128,080
  Obligation under capital leases (Note 4).............          296,478        303,749
                                                             -----------     -----------
                                                               4,842,689      4,741,325
                                                             -----------     -----------


CURRENT LIABILITIES:
  Long-term debt and capital leases due within one
   year................................................           89,675         90,086
  Deferred margins and Vogtle surcharge to be
   refunded within one year (Note 1)...................           32,047         19,279
  Accounts payable.....................................           48,855         52,921
  Accrued interest.....................................           91,096        100,010
  Accrued and withheld taxes...........................            1,785          1,566
  Other current liabilities............................           18,007         18,177
                                                             -----------     -----------
                                                                 281,465        282,039
                                                             -----------     -----------

DEFERRED CREDITS AND OTHER LIABILITIES:
  Gain on sale of plant, being amortized (Note 4)......           60,868         63,209
  Sale of income tax benefits, being amortized
   (Note 1)............................................           50,194         58,236
  Accumulated deferred income taxes (Note 3)...........           65,510         65,510
  Deferred margins and Vogtle surcharge (Note 1).......             --           17,765
  Decommissioning reserve (Note 1).....................          114,049         96,291
  Other................................................           23,721         21,955
                                                             -----------     -----------
                                                                 314,342        322,966
                                                             -----------     -----------

COMMITMENTS AND CONTINGENCIES (NOTES 4, 9 AND 10)
                                                              $5,438,496     $5,346,330
                                                             -----------     -----------
                                                             -----------     -----------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

STATEMENTS OF CAPITALIZATION
DECEMBER 31, 1995 AND 1994


 ........................................................................................
                                                                (dollars in thousands)
                                                                1995            1994
LONG-TERM DEBT (NOTE 5):
  Mortgage notes payable to the Federal Financing
   Bank (FFB) at interest rates varying from 5.67% to
   10.78% (average rate of 7.19% at December 31,
   1995) due in quarterly installments through 2023 .....    $ 3,253,636     $ 3,161,550

  Mortgage notes payable to the Rural Utilities
   Service (RUS) at an interest rate of
   5% due in monthly installments through 2021...........         22,983          23,467

  Mortgage notes issued in conjunction with the sale by
   public authorities of pollution control revenue bonds:
   - Series 1982
   Serial bonds, 10.20% to 10.60%, due serially
    through 1997.........................................          6,675          16,135

   - Series 1992
   Term bonds, 7.50% to 8.00%, due 2003 to 2022..........         92,130          92,130

   -Series 1992A
   Adjustable tender bonds, 3.25% to 3.95%, due 2025.....        216,925         216,925

   Serial bonds, 5.10% to 6.80%, due serially from 1997
    through 2012.........................................        129,760         139,240

   - Series 1993
   Serial bonds, 3.30% to 5.25%, due serially from 1996
    through 2013.........................................         38,110          39,090

   - Series 1993A
   Adjustable tender bonds, 5.15%, due 2016..............        199,690         199,690

   - Series 1993B
   Serial bonds, 3.55% to 5.05%, due serially from 1997
    through 2008.........................................        136,745         155,610

   - Series 1994
   Serial bonds, 4.90% to 7.125%, due serially from 1996
    through 2015.........................................         10,690          10,690
   Term bonds, 7.15% due 2021............................         11,550          11,550

   - Series 1994A
   Adjustable tender bonds, 5.05%, due 2019..............        122,740         122,740

   - Series 1994B
   Serial bonds, 5.20% to 6.45%, due serially from 1997
    through 2005.........................................         12,475          13,720

   - Series 1995
   Adjustable rate bonds, 3.70% to June 1996, due in
    2015.................................................         21,670            --

  CoBank, ACB notes payable:
   - Headquarters note payable: $5.2 million fixed at
   6.85% through July 1996, due in quarterly installments
   through January 1, 2009 ..............................          5,159           5,549
   - Transmission note payable: fixed at 6.85% through
   July 1996; due in bimonthly installments through
   November 1, 2018......................................          2,261           2,279
   - Transmission note payable: fixed at 6.45% through
   November 1996; due in bimonthly installments through
   September 1, 2019.....................................          8,637           8,697
                                                             -----------     -----------
                                                               4,291,836       4,219,062
  Less:Unamortized debt discount.........................           (832)           (896)
                                                             -----------     -----------
  Total long-term debt, net..............................      4,291,004       4,218,166
  Less:Long term debt due within one year................        (83,684)        (90,086)
                                                             -----------     -----------
TOTAL LONG-TERM DEBT, EXCLUDING AMOUNT DUE WITHIN
 ONE YEAR...............................................       4,207,320       4,128,080
OBLIGATION UNDER CAPITAL LEASES, LONG TERM (NOTE 4).....         296,478         303,749
PATRONAGE CAPITAL AND MEMBERSHIP FEES (NOTE 1)..........         338,891         309,496
                                                             -----------     -----------
TOTAL CAPITALIZATION....................................     $ 4,842,689     $ 4,741,325
                                                             -----------     -----------
                                                             -----------     -----------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


 ....................................................................................................................
                                                                              (dollars in thousands)
                                                                        1995            1994             1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net margin.......................................................    $   22,258      $   23,082       $   25,721
                                                                       ----------      ----------       ----------

  Adjustments to reconcile net margin to net cash provided by operating activities:
     Cumulative effect of change in accounting for income taxes....          --              --            (13,340)
     Depreciation and amortization.................................       196,920         193,351          180,221
     Interest on decommissioning reserve...........................         9,951           1,291            7,356
     Amortization of deferred gains ...............................        (2,341)         (9,985)         (12,532)
     Deferred margins and amortization of deferred margins.........        (1,677)         (8,785)             945
     Amortization of proceeds from sale of income tax benefits.....        (8,043)         (8,102)          (8,102)
     Allowance for equity funds used during construction...........        (1,715)         (2,907)          (2,278)
     Deferred income taxes.........................................          --              --              1,625
     Other ........................................................           (13)            (13)             (13)

  Change in net current assets, excluding long-term debt due within one year and deferred margins and Vogtle surcharge to be
   refunded within one year:
     Receivables...................................................       (10,686)        (18,055)         (24,990)
     Inventories...................................................        12,127          (8,608)           7,172
     Prepayments and other current assets..........................           532             (94)           2,369
     Accounts payable..............................................        (4,066)        (10,569)          (2,349)
     Accrued interest..............................................        (8,914)         (8,692)          49,379
     Accrued and withheld taxes....................................           219          (7,835)           5,741
     Other current liabilities.....................................          (169)        (24,124)          15,542
                                                                       ----------      ----------       ----------
  Total adjustments................................................       182,125          86,873          206,746
                                                                       ----------      ----------       ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES..........................       204,383         109,955          232,467
                                                                       ----------      ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions...............................................      (138,921)       (206,345)        (235,285)
  Activity in decommissioning fund - Purchases.....................      (410,597)       (297,492)            --
                                   - Proceeds......................       399,077         293,990             --
  Activity in bond, reserve and construction funds - Purchases.....       (27,762)       (498,052)            --
                                                   - Proceeds......        39,566         540,712             --
  Activity in other short-term investments - Purchases.............       (76,180)           --               --
  Increase in decommissioning fund.................................          --              --             (8,990)
  Net proceeds from bond, reserve and construction funds...........          --              --             53,574
  Decrease in investment in associated organizations...............         1,518           1,752              786
  Decrease (increase) in other short-term investments..............          --              --             66,165
  Other............................................................          --              --                158
                                                                       ----------      ----------       ----------
NET CASH USED IN INVESTING ACTIVITIES..............................      (213,299)       (165,435)        (123,592)
                                                                       ----------      ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Debt proceeds, net...............................................       132,874         523,518          232,675
  Debt payments....................................................      (108,481)       (517,530)        (369,962)
  Return of Vogtle surcharge.......................................        (3,320)         (2,031)          (1,600)
  Other............................................................        (1,648)         (2,008)          (1,439)
                                                                       ----------      ----------       ----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES................        19,425           1,949         (140,326)
                                                                       ----------      ----------       ----------
NET INCREASE (DECREASE) IN CASH AND TEMPORARY CASH INVESTMENTS.....        10,509         (53,531)         (31,451)

CASH AND TEMPORARY CASH INVESTMENTS AT BEGINNING OF YEAR...........       190,642         244,173          275,624
                                                                       ----------      ----------       ----------
CASH AND TEMPORARY CASH INVESTMENTS AT END OF YEAR.................    $  201,151      $  190,642       $  244,173
                                                                       ----------      ----------       ----------
                                                                       ----------      ----------       ----------
CASH PAID FOR:
  Interest (net of amounts capitalized)............................    $  308,797      $  304,882       $  289,255
  Income taxes.....................................................          --              --              1,658


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
 ..............................................................................

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

A. BUSINESS DESCRIPTION

   Oglethorpe Power Corporation (Oglethorpe) is an electric generation and transmission (G&T) cooperative incorporated in 1974 and headquartered in suburban Atlanta. Oglethorpe provides wholesale electric service, on a not-for-profit basis, to 39 of Georgia's 42 Electric Membership Corporations (EMCs). These 39 electric distribution cooperatives (Members) in turn distribute energy on a retail basis to more than 2.6 million people across two-thirds of the State. Oglethorpe is the nation's largest G&T in terms of operating revenues, assets, kilowatt-hour sales and, through its Members, consumers served.

   Oglethorpe supplies energy to the Members from 3,335 megawatts (MW) of owned or leased generating capacity and purchases the remainder from other power suppliers. Oglethorpe also has access to over 16,000 miles of transmission line through its ownership in the statewide Integrated Transmission System.

B. BASIS OF ACCOUNTING

   Oglethorpe follows generally accepted accounting principles and the practices prescribed in the Uniform System of Accounts of the Federal Energy Regulatory Commission (FERC) as modified and adopted by the Rural Utilities Service (RUS), formerly known as the Rural Electrification Administration (REA).

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 1995 and 1994 and the reported amounts of revenues and expenses for each of the three years ending December 31, 1995. Actual results could differ from those estimates.

C. PATRONAGE CAPITAL AND MEMBERSHIP FEES

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

D. MARGIN POLICY

   Oglethorpe's margin policy is based on the provision of a Times Interest Earned Ratio (TIER) established annually by the Oglethorpe Board of Directors. Pursuant to this policy, the annual net margin goal for 1995, 1994 and 1993 was the amount required to produce a TIER of 1.07.

   The Oglethorpe Board of Directors adopted resolutions annually requiring that Oglethorpe's net margins for the years 1985 through 1995 in excess of its annual margin goals be deferred and used to mitigate rate increases associated with Plant Vogtle and Rocky Mountain. In addition, during 1986 and 1987, Oglethorpe's wholesale electric rate to its Members provided for a one mill per kilowatt-hour charge (Vogtle Surcharge), also to be used to mitigate the effect of Plant Vogtle on rates.

   Pursuant to rate actions by Oglethorpe's Board of Directors, specified amounts of deferred margins and Vogtle Surcharge were returned in 1989 through 1995 and all remaining amounts will be returned in 1996. A summary of deferred margins and Vogtle Surcharge as of December 31, 1995 and 1994 is as follows:

 ...................................................................................
(DOLLARS IN THOUSANDS)                            1995                1994
 ...................................................................................
DEFERRED MARGINS
  1985-92                                       $ 165,552            $ 165,552
  1993                                              5,083                5,083
  1994                                              9,287                9,287
  1995                                             14,282                  --
                                                ---------            ---------
                                                  194,204              179,922

VOGTLE SURCHARGE
  1986-87                                          36,613               36,613
                                                ---------            ---------
  Subtotal                                        230,817              216,535
Less: Amounts returned in:
  1989-92                                        (153,650)            (153,650)
  1993                                             (5,738)              (5,738)
  1994                                            (20,103)             (20,103)
  1995                                            (19,279)                 --
                                                ---------            ---------
                                                   32,047               37,044

Less: Current portion                             (32,047)             (19,279)
                                                ---------            ---------
Long-term balance                               $     --             $  17,765
                                                ---------            ---------
                                                ---------            ---------
 ...................................................................................


E. OPERATING REVENUES

   Operating revenues consist primarily of electricity sales pursuant to long-term wholesale power contracts which Oglethorpe maintains with each of its Members. These wholesale power contracts obligate each Member to pay Oglethorpe for capacity and energy furnished in accordance with rates established by Oglethorpe. Energy furnished is determined based on meter readings which are conducted at the end of each month.

   Revenues from Cobb EMC and Jackson EMC, two of Oglethorpe's Members, accounted for 11.3% and 10.4% in 1995, and 11.0% and 10.5% in 1994 of
Oglethorpe's total operating
revenues. In 1993, Cobb EMC accounted for 10.3% of Oglethorpe's total operating revenues.

   Sales to non-Members consist partly of revenues from energy sales to non-Member utilities other than Georgia Power Company (GPC) and partly of capacity and energy sales to GPC under terms of sell-back agreements entered into when Oglethorpe purchased interests in certain of GPC's generation facilities. Pursuant to these agreements, GPC purchased through 1995 from Oglethorpe a declining fractional part of the capacity and energy during the first seven to ten years of an applicable generating unit's commercial operation. The portion of Oglethorpe's capacity and energy retained by GPC is shown as follows:



 ...................................................................................
               Fractional Part of Capacity and Energy Retained
                  by GPC during Contract Year Ended May 31

Generating Unit                  1996           1995          1994           1993
 ...................................................................................
Plant Scherer,
Unit No. 2                        --             --            --            6/60

Plant Vogtle,
Unit No. 1                        --             --           4/30           8/30

Plant Vogtle,
Unit No. 2                        --            4/30          8/30          11/30
 ...................................................................................


   Pursuant to these sell-back agreements and to other contractual arrangements with GPC, revenues from GPC accounted for approximately 6%, 8%, and 15% of Oglethorpe's total operating revenues in 1995, 1994, and 1993, respectively.

F. NUCLEAR FUEL COST

   The cost of nuclear fuel, including a provision for the disposal of spent fuel, is being amortized to fuel expense based on usage. The total nuclear fuel expense for 1995, 1994 and 1993 amounted to $54,588,000, $55,229,000 and
$49,647,000, respectively.

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

   The Energy Policy Act of 1992 requires that utilities with nuclear plants be assessed, over the next 15 years, an amount which will be used by DOE for the decontamination and decommissioning of its nuclear fuel enrichment facilities. The amount of each utility's assessment is based on its past purchases of nuclear fuel enrichment services from DOE. Based on its ownership in Plants Hatch and Vogtle, Oglethorpe has a remaining nuclear fuel asset of approximately $16,200,000, which is being amortized to nuclear fuel expense over the next 12 years. Oglethorpe has also recorded, net of sell-back, an obligation to DOE which approximated $13,000,000 at December 31, 1995.

G. NUCLEAR DECOMMISSIONING

   Oglethorpe's portion of the costs of decommissioning co-owned nuclear facilities is estimated as follows:


 ...................................................................................
(DOLLARS IN THOUSANDS)             Hatch        Hatch       Vogtle       Vogtle
                                Unit No. 1   Unit No. 2   Unit No. 1    Unit No. 2
 ...................................................................................
Year of site study                 1994         1994         1994          1994

Expected start date
of decommissioning                 2014         2018         2027          2029

Decommissioning cost:
  Discounted                    $ 92,000      $109,000     $ 82,000      $106,000
  Undiscounted                   223,000       299,000      302,000       419,000
 ...................................................................................

   The decommissioning cost estimates are based on prompt dismantlement and removal of the plant from service. The actual decommissioning costs may vary from the above estimates because of changes in the assumed date of decommissioning, changes in regulatory requirements, changes in technology, and changes in costs of labor, materials, and equipment.

   The annual provision for decommissioning for 1995, 1994 and 1993 was $4,156,000, $5,948,000 and $5,948,000, respectively. In developing the amount of the annual provision for 1995 and 1996, the escalation rate was assumed to be 3.5% and return on trust assets was assumed to be 8%. Oglethorpe accounts for this provision for decommissioning as depreciation expense with an offsetting credit to a decommissioning reserve. Oglethorpe's management is of the opinion that any changes in cost estimates of decommissioning will be fully recovered in future rates.

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

H. DEPRECIATION

   Depreciation is computed on additions when they are placed in service using the composite straight-line method. Annual depreciation rates in effect in 1995, 1994 and 1993 were as follows:


 ...................................................................................
                                          1995            1994            1993
 ...................................................................................
Steam production                          2.13%           2.47%           2.66%
Nuclear production                        2.78%           2.84%           2.83%
Hydro production                          2.00%           2.00%           2.00%
Other production                          3.75%           2.42%           1.09%
Transmission                              2.75%           2.75%           2.75%
Distribution                              2.88%           2.88%           2.88%
General                                2.00-20.00%     2.00-20.00%     2.00-17.00%
 ...................................................................................

I. ELECTRIC PLANT

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

J. BOND, RESERVE AND CONSTRUCTION FUNDS:

   Bond, reserve and construction funds for pollution control bonds are maintained as required by Oglethorpe's bond agreements. Bond funds serve as payment clearing accounts, reserve funds maintain amounts equal to the maximum annual debt service of each bond issue and construction funds hold bond proceeds for which construction expenditures have not yet been made. As of December 31, 1995 and 1994, substantially all of the funds were invested in U.S. Government securities.

K. CASH AND TEMPORARY CASH INVESTMENTS

   Oglethorpe considers all temporary cash investments purchased with a maturity of three months or less to be cash equivalents. Temporary cash investments with maturities of more than three months are classified as other short-term investments.

L. INVENTORIES

   Oglethorpe maintains inventories of fossil fuels for its generation plant and spare parts for certain of its generation and transmission plant. These inventories are stated at weighted average cost on the accompanying balance sheets.

   At December 31, 1995 and 1994, fossil fuels inventories were $12,296,000 and $24,225,000, respectively. Inventories for spare parts at December 31, 1995 and 1994 were $70,653,000 and $70,851,000, respectively.

M. ENERGY COST RECOVERY

   Oglethorpe's wholesale power rate sets forth the manner in which energy costs are to be recovered from its Members. The rate in effect for 1995, 1994 and 1993 provided that an energy rate be determined based on projected costs and kilowatt-hour sales and that the resulting rate be used to bill Members for a six-month period. Actual energy costs are compared, on a monthly basis, to the billed energy costs, and an adjustment to revenues is made such that energy revenues are equal to actual energy costs. The offset to this adjustment is included as an increase or decrease to the receivable from Members. For 1995 and 1994, the rate provides that any cumulative overcollection or undercollection for the previous six-month period be utilized to adjust projected costs for the next six-month period. As of December 31, 1994, an overcollection of $2,125,000 existed and was utilized to reduce Member billings in 1995. Due to the new power supply swap agreement discussed in Note 10, in 1996, energy cost will be collected from Members on a current basis. As of December 31, 1995, a cumulative undercollection of $4,237,000 was owed Oglethorpe and will be collected from Members over the next 12-month period.

N. DEFERRED CHARGES

   Primarily as a result of its ownership of a majority interest in Rocky Mountain, Oglethorpe determined that the Pickens County Pumped Storage Hydroelectric Project was not needed within its present planning horizon. Accordingly, Oglethorpe is amortizing the accumulated project costs in excess of the value of the land purchased. The remaining unamortized project costs of approximately $15,496,000 are reflected as deferred charges on the accompanying balance sheets. Oglethorpe's Board of Directors has authorized that these project costs be amortized and fully recovered through future rates over a period of 15 years beginning in 1992.

   As a result of the availability of long-term capacity purchases at similar costs but with reduced risks to Oglethorpe and its Members, Oglethorpe determined that the Smarr Combustion Turbine Project was not needed within the present planning horizon. Therefore, Oglethorpe is amortizing the accumulated project costs in excess of the current value of the land purchased. The remaining project costs of $8,808,000 are reflected as deferred charges on the accompanying balance sheets. Oglethorpe's Board of Directors has authorized that these project costs be amortized and fully recovered through future rates over a period of 15 years beginning in 1995.

O. DEFERRED CREDITS

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

P. REGULATORY ASSETS AND LIABILITIES

   Oglethorpe is subject to the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation." Regulatory assets represent probable future revenues to Oglethorpe associated with certain costs which will be recovered from Members through the rate-making process. Regulatory liabilities represent probable future reduction in revenues associated with amounts that are to be credited to Members through the rate-making process. The following regulatory assets and liabilities were reflected on the accompanying balance sheets as of December 31, 1995 and 1994:


 ...............................................................................
(DOLLARS IN THOUSANDS)                            1995                1994
 ...............................................................................
Premium and loss on reacquired debt             $200,794            $161,889
Deferred amortization of Scherer leasehold        87,134              80,132
Discontinued projects                             24,305              26,342
Other regulatory assets                            9,361               7,657
Sale of income tax benefits                      (50,194)            (58,236)
Deferred margins and Vogtle Surcharge            (32,047)            (37,044)
Energy costs                                       4,237              (2,125)
                                                --------            --------
                                                $243,590            $178,615
                                                --------            --------
                                                --------            --------
 ...............................................................................

In the event that Oglethorpe is no longer subject to the provisions of Statement No. 71, Oglethorpe would be required to write off related regulatory assets and liabilities. In addition, Oglethorpe would be required to determine any impairment to other assets, including plant, and write down the assets to their fair value.

Q. PRESENTATION

   Certain prior year amounts have been reclassified to conform with current year presentation.

2. FAIR VALUE OF FINANCIAL INSTRUMENTS:

   A detail of the estimated fair values of Oglethorpe's financial instruments as of December 31, 1995 and 1994 is as follows:


 .....................................................................................
(DOLLARS IN THOUSANDS)                     1995                     1994
                                                 FAIR                      Fair
                                     COST        VALUE         Cost        Value
 .....................................................................................
CASH AND TEMPORARY
  CASH INVESTMENTS:
     Commercial paper             $  179,055   $  179,055   $  156,192   $  156,192
     Repurchase agreement              --           --          14,087       14,087
     Certificates of deposit          20,000       20,000       20,000       20,000
     Cash and money market
       securities                      2,096        2,096          363          363
                                  ----------   ----------   ----------   ----------
TOTAL                             $  201,151   $  201,151   $  190,642   $  190,642
                                  ----------   ----------   ----------   ----------
                                  ----------   ----------   ----------   ----------
OTHER SHORT TERM INVESTMENTS:
   Mutual funds                   $   76,180   $   79,165   $    --      $    --
                                  ----------   ----------   ----------   ----------
TOTAL                             $   76,180   $   79,165   $    --      $    --
                                  ----------   ----------   ----------   ----------
                                  ----------   ----------   ----------   ----------
BOND, RESERVE AND
  CONSTRUCTION FUNDS:
     U. S. Government
       securities                 $   49,348   $   49,932   $   57,141   $   53,573
     Repurchase agreements             6,579        6,579       10,590       10,590
                                  ----------   ----------   ----------   ----------
TOTAL                             $   55,927   $   56,511   $   67,731   $   64,163
                                  ----------   ----------   ----------   ----------
                                  ----------   ----------   ----------   ----------
DECOMMISSIONING FUND:
     U. S. Government
       securities                 $   23,087   $   23,568   $   36,668   $   35,513
     Commercial paper                  4,036        4,036        --           --
     Corporate bonds                   5,875        6,073        4,548        4,388
     Equity securities                19,514       21,271        8,605        8,707
     Asset-backed securities          12,484       12,614        3,754        3,672
     Cash and money market
       securities                      6,937        6,930        6,884        6,884
                                  ----------   ----------   ----------   ----------
TOTAL                             $   71,933   $   74,492   $   60,459   $   59,164
                                  ----------   ----------   ----------   ----------
                                  ----------   ----------   ----------   ----------
LONG-TERM DEBT                    $4,207,320   $4,506,925   $4,128,080   $4,107,751
                                  ----------   ----------   ----------   ----------
                                  ----------   ----------   ----------   ----------
INTEREST RATE SWAP$               $    --      $   52,089   $    --      $    6,148
                                  ----------   ----------   ----------   ----------
                                  ----------   ----------   ----------   ----------

 .....................................................................................

   The contractual maturities of debt securities available for sale at December 31, 1995 and 1994, regardless of their balance sheet classification, are as follows:


 .............................................................................................
(DOLLARS IN THOUSANDS)                           1995                     1994
                                                       FAIR                      Fair
                                           COST        VALUE         Cost        Value
 .............................................................................................

Due within one year                      $ 21,050    $ 21,300      $ 32,292     $ 31,916
Due after one year through five years      37,172      37,452        48,810       47,065
Due after five years through ten years     27,628      27,966        21,940       19,367
Due after ten years                        11,523      12,049         9,659        9,388
                                         --------    --------      --------     --------
                                         $ 97,373    $ 98,767      $112,701     $107,736
                                         --------    --------      --------     --------
                                         --------    --------      --------     --------
 .............................................................................................

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

   Under the interest rate swap arrangements, Oglethorpe makes payments to the counterparty based on the notional principal at a contractually fixed rate and the counterparty makes payments to Oglethorpe based on the notional principal at the existing variable rate of the refunding bonds. The differential to be paid or received is accrued as interest rates change and is recognized as an adjustment to interest expense. Oglethorpe entered into the swap arrangements for the purpose of securing a fixed rate lower than otherwise would have been available to Oglethorpe had it issued fixed rate bonds. For the Series 1993A notes, the notional principal was $199,690,000 and the fixed swap rate is 5.67% (the variable rate at December 31, 1995 and 1994 was 5.15% and 4.95% respectively). With respect to the Series 1994A notes, the notional principal was $122,740,000 and the fixed swap rate is 6.01% (the variable rate at December 31, 1995 and 1994 was 5.05% and 4.95%, respectively). The notional principal amount is used to measure the amount of the swap payments and does not represent additional principal due to the counterparty. The swap arrangements extend for the life of the refunding bonds, with reductions in the outstanding principal amounts of the refunding bonds causing corresponding reductions in the notional amounts of the swap payments. The estimated fair value of Oglethorpe's liability under the swap arrangements at December 31, 1995 and 1994 was $52,089,000 and $6,148,000, respectively. This amount represents payment Oglethorpe would pay if the swap arrangements were terminated. Oglethorpe may be exposed to losses in the event of nonperformance of the counterparty, but does not anticipate such nonperformance.

   Oglethorpe adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as of January 1, 1994. Under this Statement, investment securities held by Oglethorpe are classified as either available-for-sale or held-to-maturity. Available-for-sale securities are carried at market value with unrealized gains and losses, net of any tax effect, added to or deducted from patronage capital. Unrealized gains and losses from investment securities held in the decommissioning fund, which are also classified as available-for-sale, are directly added to or deducted from the decommissioning reserve. Held-to-maturity securities are carried at cost. All realized and unrealized gains and losses are determined using the specific identification method. Gross unrealized gains and losses at December 31, 1995 were $6,497,000 and $368,000, respectively. Gross unrealized gains and losses at December 31, 1994 were $234,000 and $5,050,000, respectively. For 1995 and 1994, proceeds from sales of available-for-sale securities totaled $438,643,000 and $834,702,000, respectively. Gross realized gains and losses from the 1995 sales were $5,098,000 and $1,308,000,respectively. Gross realized gains and losses from the 1994 sales were $1,099,000 and $4,776,000, respectively.

   Investments in associated organizations were as follows at December 31, 1995 and 1994:


 ...........................................................................
(DOLLARS IN THOUSANDS)                        1995                1994
 ...........................................................................
National Rural Utilities
  Cooperative Finance Corp. (CFC)           $13,476              $13,476
CoBank, ACB                                   2,132                3,690
Other                                           245                  205
                                            -------              -------
Total                                       $15,853              $17,371
                                            -------              -------
                                            -------              -------
 ...........................................................................

   The investments in these associated organizations are similar to compensating bank balances in that they are required in order to maintain current financing arrangements. Accordingly, there is no market for these investments.


3. INCOME TAXES

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

   A detail of the provision for income taxes in 1995, 1994 and 1993 is shown as follows:

 ...................................................................................
(DOLLARS IN THOUSANDS)                     1995            1994           1993
 ...................................................................................
Current
   Federal                                $  --          $  --          $   --
   State                                     --             --              195
                                          -----          -----          -------
                                             --             --              195
                                          -----          -----          -------

Deferred
   Federal                                   --             --            1,820
   State                                     --             --             (195)
                                          -----          -----          -------
                                             --             --            1,625
                                          -----          -----          -------

Income taxes charged
  to operations                           $  --          $  --          $ 1,820
                                          -----          -----          -------
                                          -----          -----          -------
 ...................................................................................

The difference between the statutory federal income tax rate on income before income taxes and accounting changes and Oglethorpe's effective income tax rate is summarized as follows:


 ...................................................................................
                                          1995            1994           1993
 ...................................................................................
Statutory federal income tax rate        35.0%           35.0%          35.0%
Patronage exclusion                     (35.6%)         (35.4%)        (35.1%)
Other                                     0.6%            0.4%           0.1%
Effect of increase in statutory rate      0.0%            0.0%          12.8%
                                        ------          ------         ------
Effective income tax rate                 0.0%            0.0%          12.8%
                                        ------          ------         ------
                                        ------          ------         ------
 ...................................................................................

The components of the net deferred tax liabilities as of December 31, 1995 and 1994 were as follows:

 ...........................................................................
(DOLLARS IN THOUSANDS)                          1995              1994
 ...........................................................................
DEFERRED TAX ASSETS
  Net operating losses                       $   538,067       $   451,543
     Member loss carryforwards                   342,370           366,417
     Tax credits                                 252,680           252,701
     Accounting for safe harbor leases            86,599            98,746
  Patronage exclusions available                       0            80,190
     Accrued nuclear decommissioning expense      45,042            38,644
     Accounting for asset dispositions            33,496            34,448
     Other                                        18,277            18,061
                                             -----------       -----------
                                               1,316,531         1,340,750
  Less:  Valuation allowance                    (252,680)         (252,701)
                                             -----------       -----------
                                               1,063,851         1,088,049
                                             -----------       -----------
DEFERRED TAX LIABILITIES
     Depreciation                             (1,034,153)       (1,062,233)
  Accounting for debt extinguishment             (64,006)          (61,003)
  Other                                          (31,202)          (30,323)
                                             -----------       -----------
                                              (1,129,361)       (1,153,559)
                                             -----------       -----------
Net deferred tax liabilities                 $   (65,510)      $   (65,510)
                                             -----------       -----------
                                             -----------       -----------
 ...........................................................................


   As of December 31, 1995, Oglethorpe has federal tax net operating loss carryforwards (NOLs) and unused general business credits (consisting primarily of investment tax credits) as follows:


 ...........................................................................
                        (DOLLARS IN THOUSANDS)
 ...........................................................................
Expiration Date                Tax Credits                      NOLs
    1997                       $   11,197                   $    --
    1998                            6,934                        --
    1999                           37,206                        --
    2000                            3,198                        --
    2001                            7,264                        --
    2002                          130,377                      146,363
    2003                              652                      253,665
    2004                           55,663                      114,285
    2005                              189                      213,080
    2006                             --                        209,009
    2007                             --                         86,779
    2008                             --                         94,927
    2009                             --                         96,394
    2010                             --                         77,967
                               ----------                   ----------
                               $  252,680                   $1,292,469
                               ----------                   ----------
                               ----------                   ----------
 ...........................................................................

   Based on Oglethorpe's historical taxable transactions, the timing of the reversal of existing temporary differences, future income, and tax planning strategies, it is more likely than not that Oglethorpe's future taxable income will be sufficient to realize the benefit of these NOLs before their respective expiration dates. However, as reflected in the above valuation allowance, it is more likely than not that the tax credits will not be utilized before expiration.

4. CAPITAL LEASES:

   In December 1985, Oglethorpe sold and subsequently leased back from four purchasers its 60% undivided ownership interest in Scherer Unit No. 2. The gain from the sale is being amortized over the 36-year term of the leases. The minimum lease payments under the capital leases together with the present value of net minimum lease payments as of December 31, 1995 are as follows:


 ...........................................................................
YEAR ENDING DECEMBER 31,                           (DOLLARS IN THOUSANDS)
 ...........................................................................
      1996                                             $  39,293
      1997                                                35,239
      1998                                                37,302
      1999                                                37,890
      2000                                                37,755
   2001-2021                                             606,809
                                                       ---------
        Total minimum lease payments                     794,288

        Less: Amount representing interest              (491,819)
                                                       ---------
     Present value of net minimum lease payments         302,469

        Less: Current portion                             (5,991)
                                                       ---------
        Long term balance                              $ 296,478
                                                       ---------
                                                       ---------
 ...........................................................................


   The capital leases provide that Oglethorpe's rental payments vary to the extent of interest rate changes associated with the debt used by the lessors to finance their purchase of undivided ownership shares in Scherer Unit No.
2. The debt of three of the lessors is financed at fixed interest rates averaging 9.64%. As of December 31, 1995, the variable interest rates of the debt of the remaining lessor ranged from 5.93% to 8.05% for an average rate of 6.99%. Oglethorpe's future rental payments under its leases will vary from amounts shown in the table above to the extent that the actual interest rates associated with the fixed and variable rate debt of the lessors vary from the 11.05% debt rate assumed in the table.

   The Scherer Unit No. 2 lease meets the definitional criteria to be reported on Oglethorpe's balance sheets as a capital lease. For rate-making purposes, however, Oglethorpe treats this lease as an operating lease; that is, Oglethorpe considers the actual rental payment on the leased asset in its cost of service. Oglethorpe's accounting treatment for this capital lease has been modified, therefore, to reflect its rate-making treatment. Interest expense is applied to the obligation under the capital lease; then, amortization of the leasehold is recognized, such that interest and amortization equal the actual rental payment. Through 1994, the level of actual rental payments was such that amortization of the Scherer Unit No. 2 leasehold calculated in this manner was less than zero. Thereafter, the scheduled cash rental payments increase such that positive amortization of the leasehold occurs and the entire cost of the leased asset is recovered through the rate-making process. The difference in the amortization recognized in this manner on the statements of revenues and expenses and the straight-line amortization of the leasehold is reflected on Oglethorpe's balance sheets as a deferred charge.

   In 1991 and 1992, all four of the lessors received Notices of Proposed Adjustments from the IRS proposing adjustments to the tax benefits claimed by these lessors in connection with their purchase and ownership of an undivided interest in Scherer Unit No 2. In 1994, the IRS issued a revised Notice of Proposed Adjustments to one of the lessors which reduced the proposed adjustments. During 1995, this lessor advised Oglethorpe that it had settled this issue on the basis of the revised Notice of Proposed Adjustments. Oglethorpe subsequently made a lump sum indemnity payment of $362,000 to the lessor in order to compensate for the reduction in the lessor's tax benefits resulting from the sale and leaseback transaction. The IRS has indicated that it will take consistent positions with the other three lessors. If the IRS's current positions regarding the sale and leaseback transactions were ultimately upheld, Oglethorpe would be required to indemnify the other three lessors. Oglethorpe's indemnification liability to the three lessors is estimated to be approximately $1,150,000 as of December 31, 1995. This liability has been reflected on the accompanying balance sheet as of this date.


5. LONG-TERM DEBT:

   Long-term debt consists of mortgage notes payable to the United States of America acting through the FFB and the RUS, mortgage notes issued in conjunction with the sale by public authorities of pollution control revenue bonds and notes payable to CoBank. Oglethorpe's headquarters facility is pledged as collateral for the CoBank headquarters note; substantially all of the owned tangible and certain of the intangible assets of Oglethorpe are pledged as collateral for the FFB and RUS notes, the remaining CoBank notes and the notes issued in conjunction with the sale of pollution control revenue bonds. The detail of the notes is included in the statements of capitalization.

   Oglethorpe currently has ten RUS-guaranteed FFB notes of which $3,253,636,000 and $3,161,550,000 were outstanding at December 31, 1995 and
1994, respectively, with rates ranging from 5.67% to 10.78%.

   In January 1995, Oglethorpe prepaid two FFB advances totaling $29,940,000 of principal plus a premium equal to one year's interest of $3,163,000. The premium will be reported as a deferred charge on the balance sheet and will be amortized over 22 years, the remaining life of the prepaid advances.

   In January 1995, Oglethorpe refinanced in a non-cash transaction $284,759,000 of FFB advances.In connection with this refinancing, a premium of $44,870,000 was incurred. This premium was financed by adding the amount to the outstanding balances of the refinanced advances for a total refunding debt of $329,629,000. Additionally, a fee of $1,122,000 was paid in cash for the ability to finance the premium. The combined premium and fee of $45,992,000 is reported as a deferred charge on the balance sheets and will be amortized over the remaining life of the refinanced advances. Oglethorpe has the option to set the maturities for each advance for a term as short as three months. As of December 31, 1995, the remaining maturities on these advances ranged from three months to 21 months.

   In December 1995, Oglethorpe completed a current refunding transaction whereby $21,670,000 of fixed rate pollution control revenue bonds were issued. The proceeds of this transaction were used to retire $21,670,000 of existing bonds. The unamortized transaction costs related to this transaction total $287,000. This amount has been reported as a deferred charge on the balance sheet and is being amortized over the life of the related bonds.

   The proceeds from the December 1995, current refunding were held in debt service reserve funds until the retirement of the bonds occurred in January 1996. At December 31, 1995, Oglethorpe accounted for the pending retirement as an in-substance defeasance. Therefore, the cash held in debt service reserve funds, bonds payable, and premium on reacquired debt are stated as though the event of retiring the refunded bonds had occurred in 1995.

   In January 1996, Oglethorpe completed note modifications pursuant to which it repriced $89,447,000 of FFB advances. In connection with such modification, Oglethorpe paid a premium of $9,332,000. These amounts will be reported as deferred charges on the balance sheet, and will be amortized over 22 years, the longest remaining life of the subject advances.

   The annual interest requirement for 1996, based upon all debt outstanding at December 31, 1995, will be approximately $290,000,000.

   Maturities for the long-term debt through 2000 are as follows:

 ...................................................................................
(DOLLARS IN THOUSANDS)       1996       1997       1998        1999        2000
 ...................................................................................
FFB and RUS                $ 82,026   $ 77,499   $ 82,744   $  86,743    $ 94,897
CoBank                          478        489        502         516         532
1982 Bonds                     --        6,675       --          --          --
1992A Bonds                    --        5,070      5,330       5,615       5,925
1992 Bonds                     --         --        2,085       2,240       2,405
1993A Bonds                    --         --        2,265       2,410       2,595
1993B Bonds                    --        9,810      6,490       6,695       7,770
1993Bonds                       855        875        900         935       1,135
1994A Bonds                    --         --         --          --         2,240
1994B Bonds                    --        1,335        550       1,465       1,540
1994 Bonds                      325        330        350         370         385
Capital Leases                5,991      2,795      5,143       6,240       7,075
                           --------   --------   --------    --------    --------
Total                      $ 89,675   $104,878   $106,359    $113,229    $126,499
                           --------   --------   --------    --------    --------
                           --------   --------   --------    --------    --------
 ...................................................................................

Oglethorpe has a commercial paper program under which it may issue commercial paper not to exceed a $300,000,000 balance outstanding at any time. The commercial paper may be used as a source of short-term funds and is not intended for any specific purpose. Oglethorpe's commercial paper is backed 100% by committed lines of credit provided by a group of banks. As of December 31, 1995 and 1994, no commercial paper was outstanding.

   Oglethorpe has arranged for uncommitted short-term lines of credit with CoBank and CFC and a committed line of credit with SunTrust Bank, Atlanta (SunTrust). The CoBank line amounts to $70,000,000; the CFC line amounts to $50,000,000; and the SunTrust line amounts to $30,000,000. The maximum amount that can be outstanding under these lines of credit and the commercial paper program at any one time totals $370,000,000 due to certain restrictions contained in the CFC and SunTrust line of credit agreements. No balance was outstanding on any of these three lines of credit at either December 31, 1995 or 1994.


6. ELECTRIC PLANT AND RELATED AGREEMENTS:

   Oglethorpe and GPC have entered into agreements providing for the purchase and subsequent joint operation of certain of GPC's electric generating plants and transmission facilities. A summary of Oglethorpe's plant investments and related accumulated depreciation as of December 31, 1995 is as follows:


 ...................................................................................
(DOLLARS IN THOUSANDS)                                                 Accumulated
Plant                                       Investment                Depreciation
 ...................................................................................
In-service
   Owned property
     Vogtle Units No. 1 & No. 2
       (NUCLEAR - 30% OWNERSHIP)            $2,779,362                 $  594,553
     Hatch Units No. 1 & No. 2
       (NUCLEAR - 30% OWNERSHIP)               516,154                    198,082
     Wansley Units No. 1 & No. 2
       (FOSSIL - 30% OWNERSHIP)                171,453                     82,842
     Scherer Unit No. 1
       (FOSSIL - 60% OWNERSHIP)                429,553                    184,513
     Rocky Mountain Units No. 1,
       No. 2 & No. 3
       (HYDRO - 74.6% OWNERSHIP)               549,750                      6,203
     Tallassee (Harrison Dam)
       (HYDRO - 100% OWNERSHIP)                  9,282                      1,641
     Wansley (COMBUSTION TURBINE -
       30% OWNERSHIP)                            3,665                      1,181
     Transmission and distribution plant       823,087                    176,553
     Other                                     117,794                     33,796

   Property under capital lease
     Scherer Unit No. 2
       (FOSSIL - 60% LEASEHOLD)                299,113                     83,067
                                            ----------                 ----------
Total in-service                            $5,699,213                 $1,362,431
                                            ----------                 ----------
                                            ----------                 ----------

Construction work in progress
   Generation improvements                  $   17,021
   Transmission and distribution plant          18,258
   Other                                           474
                                            ----------
Total construction work in progress         $   35,753
                                            ----------
                                            ----------

 ...................................................................................


   In 1988, Oglethorpe acquired from GPC an undivided ownership interest in the Rocky Mountain Project, a pumped storage hydroelectric facility (Rocky Mountain). Under the Rocky Mountain agreements, Oglethorpe assumed responsibility for construction of the facility, which was commenced by GPC. Under the agreements, GPC retained its current investment in Rocky Mountain with the ultimate ownership interests of Oglethorpe and GPC in the facility based on the ratio of each party's direct construction costs to total project direct construction costs with certain adjustments.

   On June 1, 1995, Unit 3 and the completed Unit Common facilities were declared to be in commercial operation by Oglethorpe. Unit 2 and Unit 1 were declared to be in commercial operation on June 19, 1995 and July 24, 1995, respectively. In accordance with the Rocky Mountain agreements, the final ownership interests of Oglethorpe and GPC in Rocky Mountain is 74.6% and 25.4%, respectively. The final ownership interests in the project will be applied to all future capital costs.

   Oglethorpe is engaged in a continuous construction program and, as of December 31, 1995, estimates property additions (including capitalized interest) to be approximately $113,000,000 in 1996, $106,000,000 in 1997 and
$103,000,000 in 1998, primarily for replacements and additions to generation and transmission facilities.

   Oglethorpe's proportionate share of direct expenses of joint operation of the above plants is included in the corresponding operating expense captions (e.g., fuel, production or depreciation) on the accompanying statements of revenues and expenses.

7. EMPLOYEE BENEFIT PLANS:

   Oglethorpe has a noncontributory defined benefit pension plan covering substantially all employees. Oglethorpe's pension cost was approximately $1,954,000 in 1995, $1,262,000 in 1994 and $1,038,000 in 1993. For 1995,
pension cost increased by $912,000 related to termination benefits. The termination benefits resulted from an early retirement program undertaken in the fourth quarter of 1995. Plan benefits are based on years of service and the employee's compensation during the last ten years of employment. Oglethorpe's funding policy is to contribute annually an amount not less than the minimum required by the Internal Revenue Code and not more than the maximum tax deductible amount.

   The plan's pension cost recognized in 1995, 1994 and 1993 is shown as follows:


 ...................................................................................
(DOLLARS IN THOUSANDS)                      1995            1994           1993
 ...................................................................................
Pension cost was comprised of the
  following
    Service cost - benefits earned
      during the year                      $   913        $ 1,084        $   884
    Interest cost on projected benefit
      obligation                               742            714            617
    Actual return on plan assets            (1,889)           387           (698)
    Net amortization and deferral            1,288           (911)           247
    Net gain from a plan curtailment           (12)           (12)           (12)
                                           -------        -------        -------
Net pension cost                           $ 1,042        $ 1,262        $ 1,038
                                           -------        -------        -------
                                           -------        -------        -------
 ...................................................................................

The plan's funded status in Oglethorpe's financial statements as of December 31, 1995 and 1994 were as follows:


 ...........................................................................
(DOLLARS IN THOUSANDS)                        1995                1994
 ...........................................................................
Actuarial present value of accumulated
  plan benefits
     Vested                                  $  6,868         $  5,281
     Nonvested                                    591              380
                                             --------         --------
                                             $  7,459         $  5,661
                                             --------         --------
                                             --------         --------
Projected benefit obligation                 $(12,326)        $ (9,276)
   Plan assets at fair value                    7,760            7,282
                                             --------         --------
Projected benefit obligation in excess of
   plan assets                                 (4,566)          (1,994)
Unrecognized net loss (gain) from past
   experience different from that assumed
   and effects of changes in assumptions          223             (861)
Prior service cost not yet recognized
   in net periodic pension cost                   548              598
Unrecognized net asset at transition date
   being recognized over 19 years                (121)            (133)
                                             --------         --------
Pension accrual                              $ (3,916)        $ (2,390)
                                             --------         --------
                                             --------         --------
 ...........................................................................


   The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations shown above were 7.25% and 5.0% in 1995, and 8.5% and 5.0% in 1994, respectively. The expected long-term rate of return on plan assets was 8.5% in 1995 and 8% in 1994 and 1993, and the discount rate used in determining the pension expense was 8.5% in 1995, 7.5% in 1994 and 8.5% in 1993.

   Oglethorpe has a contributory employee thrift plan covering substantially all employees. Employee contributions to the plan may be invested in one or more of three funds. The employee may contribute, subject to IRS limitations, up to 16% of his annual compensation. Oglethorpe will match the employee's contribution up to one-half of the first 6% of the employee's annual compensation, as long as there is sufficient net margin to do so. Oglethorpe's contributions to the plan were approximately $589,000 in 1995, $565,000 in 1994 and $503,000 in 1993.

8. NUCLEAR INSURANCE:

   GPC, on behalf of all the co-owners of Plants Hatch and Vogtle, is a member of Nuclear Mutual Limited (NML), a mutual insurer established to provide property damage insurance coverage in an amount up to $500,000,000 for members' nuclear generating facilities. In the event that losses exceed accumulated reserve funds, the members are subject to retroactive assessments (in proportion to their participation in the mutual insurer). The portion of the current maximum annual assessment for GPC that would be payable by Oglethorpe, based on ownership share adjusted for sell-back, is limited to approximately $7,220,000 for each nuclear incident.

   GPC, on behalf of all the co-owners of Plants Hatch and Vogtle, is also a member of Nuclear Electric Insurance Limited (NEIL), a mutual insurer, and Oglethorpe has coverage under NEIL II and NEIL III, which provide insurance to cover decontamination, debris removal and premature decommissioning as well as excess property damage to nuclear generating facilities for an additional $2,250,000,000 for losses in excess of the $500,000,000 NML coverage described above. Under the NEIL policies, members are subject to retroactive assessments in proportion to their participation if losses exceed the accumulated funds available to the insurer under the policy. The portion of the current maximum annual assessment for GPC that would be payable by Oglethorpe, based on ownership share adjusted for sell-back, is limited to approximately $13,980,000.

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

   The Price-Anderson Act, as amended in 1988, limits public liability claims that could arise from a single nuclear incident to $8,900,000,000, which amount is to be covered by private insurance and agreements of indemnity with the NRC. Such private insurance (in the amount of $200,000,000 for each plant, the maximum amount currently available) is carried by GPC for the benefit of all the co-owners of Plants Hatch and Vogtle. Agreements of indemnity have been entered into by and between each of the co-owners and the NRC. In the event of a nuclear incident involving any commercial nuclear facility in the country involving total public liability in excess of $200,000,000, a licensee of a nuclear power plant could be assessed a deferred premium of up to $79,275,000 per incident for each licensed reactor operated by it, but not more than $10,000,000 per reactor per incident to be paid in a calendar year. On the basis of its sell-back adjusted ownership interest in four nuclear reactors, Oglethorpe could be assessed a maximum of $95,130,000 per incident, but not more than $12,000,000 in any one year.

   Oglethorpe participates in an insurance program for nuclear workers that provides coverage for worker tort claims filed for bodily injury caused at commercial nuclear power plants. In the event that claims for this insurance exceed the accumulated reserve funds, Oglethorpe could be subject to a total maximum assessment of $3,360,000.

   All retrospective assessments, whether generated for liability or property, may be subject to applicable state premium taxes.

9. POWER PURCHASE AND SALE AGREEMENTS:

   Oglethorpe has entered into long-term power purchase agreements with GPC, Big Rivers Electric Corporation (Big Rivers), and Entergy Power, Inc. (EPI). Under the agreement with GPC, Oglethorpe will purchase on a take-or-pay basis 1,250 megawatts (MW) of capacity through the period ending August 31, 1996. Effective September 1, 1996, Oglethorpe will purchase 1,000 MW of capacity through the period ending

August 31, 1997. Effective September 1, 1997, Oglethorpe will purchase 750 MW of capacity through the period ending December 31, 2003, subject to reductions or extension with proper notice. The Big Rivers agreement commenced in August 1992 and is effective through July 2002. Oglethorpe is obligated under this agreement to purchase on a take-or-pay basis 100 MW of firm capacity and certain minimum energy amounts associated with that capacity. The EPI agreement commenced in July 1992, has a term of ten years and represents a take-or-pay commitment by Oglethorpe to purchase 100 MW of capacity.

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

   As of December 31, 1995, Oglethorpe's minimum purchase commitments under the above agreements, without regard to capacity reductions or adjustments for changes in costs, for the next five years are as follows:

 ...........................................................................
   Year Ending December 31,              (dollars in thousands)
 ...........................................................................
          1996                                  $ 149,835
          1997                                    130,843
          1998                                    119,948
          1999                                    118,061
          2000                                    121,179
 ...........................................................................

Oglethorpe's power purchases from these agreements amounted to approximately $206,641,000 in 1995, $182,965,000 in 1994 and $192,059,000 in 1993.

   Oglethorpe has entered into an agreement with Alabama Electric Cooperative to sell 100 MW of capacity for the period June 1998 through December 2005.

10. SUBSEQUENT EVENT:

   On January 3, 1996, Oglethorpe entered into a power supply swap agreement with Enron Power Marketing Inc. (EPMI). The agreement, effective January 4, 1996 through April 30, 1996, requires EPMI to sell to Oglethorpe at a fixed cost all the energy needed to serve the Members (approximately 5.2 million megawatt-hours). Per the agreement, Oglethorpe is required to sell to EPMI at cost, subject to certain cost limitations, all energy available from Oglethorpe's total power resources. EPMI has the option to market any excess energy that remains from Oglethorpe's total power resources. Oglethorpe is considering a similar power supply swap for a longer term basis.

   In order to provide its Members with greater flexibility for meeting their power supply needs in an increasingly competitive utility environment, a plan was approved by Oglethorpe's Board of Directors in December 1995 to divide Oglethorpe into three specialized companies to respond to increasing competition in the electric industry and related changes in law and regulation. The December plan proposed the creation of a new transmission company that would own and operate the transmission system and provides services to the Members, and a new systems operations company that would own and operate the systems operation services for the Members, Oglethorpe and third parties. Oglethorpe would retain the generation business and would operate as the power supplier for the Members. Oglethorpe is continuing to develop and refine the restructuring plan, and subject to receiving governmental and other third party approvals, the current target date for full implementation of the restructuring is January 1, 1997.

11. QUARTERLY FINANCIAL DATA (UNAUDITED):

   Summarized quarterly financial information for 1995 and 1994 is as follows:


 ...........................................................................
                                  First      Second     Third     Fourth
(DOLLARS IN THOUSANDS)           Quarter    Quarter    Quarter   Quarter
 ...........................................................................
1995
  Operating revenues            $257,547   $281,228   $317,536   $293,250
  Operating margin                68,682     82,048     82,949     74,998
  Net margin                       8,462     20,292     10,656    (17,152)

1994
  Operating revenues            $267,618   $263,035   $266,818   $258,611
  Operating margin                81,882     75,704     68,087     61,734
  Net margin                      20,184     13,511      4,386    (14,999)
 ...........................................................................

   Oglethorpe's business is influenced by seasonal weather conditions. First and third quarter 1995 net margins were lower than the same periods of 1994. Historically, most of Oglethorpe's annual net margin was earned by May 31 of each year. This pattern of earning occurred because non-Member revenues declined significantly on June 1 of each year through the end of such year due to scheduled reductions in capacity sell-back to GPC while monthly fixed costs recovered from Members remained virtually unchanged throughout the year. Member capacity revenues reflect recovery in nearly equal monthly amounts of all budgeted fixed costs plus the annual net margin goal, less fixed costs projected to be recovered from GPC pursuant to plant operating agreements. The capacity sell-back arrangement with GPC expired on May 31, 1995. For a discussion of the GPC capacity sell-back arrangement, see Note 1.

   The higher net margin for the second quarter 1995 compared to 1994 resulted from unbudgeted savings from the continued capitalization of costs of Rocky Mountain due to the delay in commercial operation from April 1995 to June 1995.

   The negative net margins for the fourth quarter of 1995 and 1994 were primarily attributable to the deferral of excess margins. For a discussion of the amounts of excess margins deferred, see Note 1.

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

   Oglethorpe's system of internal controls is evaluated on an ongoing basis by its qualified internal audit staff. The Corporation's independent public accountants (Coopers & Lybrand L.L.P.) also consider certain elements of the internal control system in order to determine their auditing procedures for the purpose of expressing an opinion on the financial statements.

   Coopers & Lybrand L.L.P. also provides an objective assessment of how well management meets its responsibility for fair financial reporting. Management believes that its policies and procedures provide reasonable assurance that Oglethorpe's operations are conducted with a high standard of business ethics. In management's opinion, the financial statements present fairly, in all material respects, the financial position, results of operations, and cash flows of Oglethorpe Power Corporation.



T. D. Kilgore
President and Chief Executive Officer



Eugen Heckl
Senior Vice President and
Chief Financial Officer




REPORT OF INDEPENDENT
PUBLIC ACCOUNTANTS

To the Board of Directors of Oglethorpe Power Corporation:

   We have audited the accompanying balance sheet and statement of capitalization of Oglethorpe Power Corporation (a Georgia corporation) as of December 31, 1995 and the related statements of revenues and expenses, patronage capital, and cash flows for the year then ended. These financial statements are the responsibility of Oglethorpe's management. Our responsibility is to express an opinion on these financial statements based on our audit.

   We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oglethorpe Power Corporation as of December 31, 1995 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                                               Coopers & Lybrand L.L.P.
Atlanta, Georgia,
  February 28, 1996.

REPORT OF INDEPENDENT
PUBLIC ACCOUNTANTS

To the Board of Directors of Oglethorpe Power Corporation:

   We have audited the accompanying balance sheet and statement of capitalization of Oglethorpe Power Corporation (a Georgia corporation) as of December 31, 1994 and the related statements of revenues and expenses, patronage capital, and cash flows for each of the two years in the period ended December 31, 1994. These financial statements are the responsibility of Oglethorpe's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oglethorpe Power Corporation as of December 31, 1994 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

   As explained in Note 2 of notes to financial statements, effective January 1, 1994, Oglethorpe Power Corporation changed its method of accounting for certain investments in debt and equity securities. As explained in Note 3 of notes to financial statements, effective January 1, 1993, Oglethorpe changed its method of accounting for income taxes.


                                              Arthur Andersen LLP

Atlanta, Georgia,
  February 24, 1995.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(A)       IDENTIFICATION OF DIRECTORS:

          Oglethorpe is governed by a Board of 39 Directors, 13 of whom are elected each year for a three-year term. Each of the 39 Members nominates one Director who must also be on the Member's Board of Directors. The Directors are then elected by the Members at their annual meeting. The Members also elect Alternate Directors. Each Alternate Director must serve as the manager of a Member to be eligible to serve as an Alternate Director. Under Oglethorpe's Bylaws, Alternate Directors may attend all Board meetings, but can be counted for quorum purposes and can exercise the powers and duties of a Director only during the period when the directorship for whom he is the alternate is vacant or at any meeting of the Board of Directors when the Director for whom he is the alternate is absent. The Board of Directors generally meets monthly. For a discussion of the proposed changes in Oglethorpe's governance structure in connection with the proposed restructuring, see "OGLETHORPE POWER CORPORATION-Proposed Restructuring" in
Item 1.

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

          The Directors and Alternate Directors of Oglethorpe are as follows:

ALTAMAHA EMC

          Jmon Warnock--Director, age 70, is a farmer. He has served on the Board of Directors of Oglethorpe since September 1974. His present term as a Director will expire in March 1998. He is currently a member of the Finance Committee of Oglethorpe. Mr. Warnock is the President of Altamaha EMC and a Director of GEMC.

          James D. Musgrove--Alternate Director, age 49, is the General Manager of Altamaha EMC. He has served as an Alternate Director of Oglethorpe since May 1989, with his present term to expire in March 1998.
Mr. Musgrove is a Director of Montgomery County Bankshares in Ailey, Georgia.

AMICALOLA EMC

          Charles R. Fendley--Director, age 50, is a Vice President of Jasper Yarn Processing, Inc., which processes yarn. He has served on the Board of Directors of Oglethorpe since November 1993, with his present term to expire in March 1998. Mr. Fendley is the President of Amicalola EMC. He is also a Director of GEMC and a Director of Crescent Bank & Trust Co. in Jasper, Georgia.

          John S. Dean, Sr.--Alternate Director, age 56, has been General Manager/Chief Executive Officer of Amicalola EMC since 1974. Prior to his employment with Amicalola EMC, he was Controller of Pickens General Hospital. He has served as an Alternate Director of Oglethorpe since 1975, with his present term to expire in March 1998. He is currently a member of the Finance Committee. Mr. Dean previously served on Oglethorpe's Operations Review Committee and Executive Committee and served as Secretary-Treasurer of Oglethorpe from March 1989 to March 1995. Currently, he is on the Board of Directors of GRESCO, Southeastern Data Cooperative, Inc., Crescent Bank & Trust Company, CoBank, and North Georgia Certified Development Corporation.

CANOOCHEE EMC

          George C. Martin--Director, age 78, is the owner and operator of a farm in Ellabell, Bryan County, Georgia where he raises beef cattle. He also manages timberland in Bryan County, Georgia and rental properties in Savannah and Pembroke, Georgia. Mr. Martin is President of Canoochee EMC. He has served on the Board of Directors of Oglethorpe since March 1977, with his present term to expire in March 1998. From March 1978 to March 1984, he served as Vice President of Oglethorpe.

          Donald F. Kennedy--Alternate Director, age 66, is the General Manager of Canoochee EMC. He has served as an Alternate Director of Oglethorpe since 1985, with his present term to expire in March 1998. Mr. Kennedy is also a Director of the Tattnall Bank in Reidsville, Georgia.

CARROLL EMC

          J. G. McCalmon--Director, age 78, is the owner of a farm in Carrollton, Georgia, where he raises chickens and beef cattle. He has served on the Board of Directors of Oglethorpe since September 1974, with his present term to expire in March 1999. He currently serves as Vice Chairman of the Human Resources Management Committee. He is Chairman of the Board of Carroll EMC. Mr. McCalmon also serves on the Boards of Directors of GEMC, the Farm Bureau, Carroll County Sales Barn, and the Carroll County Chamber of Commerce.

          Gary M. Bullock--Alternate Director. For a description of Mr. Bullock's background and experience, see "Identification of Executive Officers and Senior Executives" below.

CENTRAL GEORGIA EMC

          D. A. Robinson, III--Director, age 55, is the owner and operator of a dairy farm in Griffin, Georgia. He has served on the Board of Directors of Oglethorpe since March 1984, and his present term will expire in March 1998. He is a member of the Transmission Committee. Mr. Robinson serves as Secretary-Treasurer of Central Georgia EMC.

          George L. Weaver--Alternate Director, age 48, has been the President of Central Georgia EMC since 1989. Prior to that time he was General Manager, Manager of Accounting, and Financial Manager. He has served as an Alternate Director of Oglethorpe since 1983, and his present term will expire in March 1998. He is currently a member of the Finance Committee. He is Vice President of the Board of Directors of Federated Rural Electric Insurance Corporation in Shawnee Mission, Kansas and Chairman of the Board of Directors of Southeastern Data Cooperative. Mr. Weaver is Chairman of the Butts County Development Authority; Chairman of the Joint Development Authority which encompasses Butts, Henry, Lamar, and Spalding Counties; and Vice Chairman of the West Central Georgia Private Industry Council. He serves on the Advisory Board of NationsBank of Georgia, N.A.

COASTAL EMC

          James E. Estes--Director, age 60, has served on the Board of Directors of Oglethorpe since March 1982, with his present term to expire in March 1997. He currently serves as Chairman of the Wholesale Power Contract Oversight Committee and is a member of the Executive Committee. He is also Vice President of the Board of Directors of Coastal EMC. Mr. Estes operates Estes Property Management, a commercial real estate management service in Richmond Hill, Georgia; is President of Ways Company, Inc., a real estate development company in Richmond Hill, Georgia; and is proprietor of Estes Tax Service, an income tax service in Richmond Hill, Georgia.

          Wayne Collins--Alternate Director, age 45, is the General Manager of Coastal EMC and has served as an Alternate Director of Oglethorpe since March 1977. His present term as an Alternate Director will expire in March 1997.

COBB EMC

          Larry N. Chadwick--Director, age 55, is the owner of Chadwick's Hardware in Woodstock, Georgia. He has served on the Board of Directors of Oglethorpe since July 1989, with his present term to expire in March 1998. He is currently a member of the Generation Committee. Mr. Chadwick is Chairman of the Board of Cobb EMC.

          Dwight Brown--Alternate Director, age 50, is President and Chief Executive Officer of Cobb EMC. He previously served as Vice President of Engineering and Operations for Cobb EMC. He has served as an Alternate Director of Oglethorpe since October 1993, with his present term to expire in March 1998. Mr. Brown currently serves on the Restructuring Advisory Committee.

COLQUITT EMC

          Simmie King--Director, age 52, is the owner and operator of a farm. He has served on the Board of Directors of Oglethorpe since March 1991, with his present term to expire in March 1999.

          R. L. Gaston--Alternate Director, age 48, is the General Manager of Colquitt EMC. From January 1985 to January 1990, he was Manager of Engineering and Operations for Colquitt EMC. He has served as an Alternate Director of Oglethorpe since February 1990, with his present term to expire in March 1999. Mr. Gaston currently serves on the Restructuring Advisory Committee.

COWETA-FAYETTE EMC

          W. F. Farr--Director, age 83, is a banker. He has served on the Board of Directors of Oglethorpe since March 1975, with his present term to expire in March 1998. He is currently a member of the Finance Committee and previously served as Chairman of the Human Resources Management Committee.
He has been President of Coweta-Fayette EMC since 1974. He previously served as President of the Fayette State Bank in Peachtree City, Georgia and as a Director and Consultant for Citizens and Southern National Bank, South Metro Board in Atlanta, Georgia. Since June 1985, Mr. Farr has been the owner and President of Pioneer Financial Associates, Inc. in Peachtree City, Georgia.

          Michael C. Whiteside--Alternate Director, age 53, has been General Manager of Coweta-Fayette EMC since August 1983. He previously served as Administrative Assistant of Coweta-Fayette EMC. He currently serves on the Marketing Committee and the Restructuring Advisory Committee. Mr. Whiteside has served as an Alternate Director of Oglethorpe since September 1983, with his present term to expire in March 1998.

EXCELSIOR EMC

          Vacant--Director

          Gary T. Drake--Alternate Director, age 47, is the General Manager of Excelsior EMC. He has served as an Alternate Director of Oglethorpe since January 1979, with his present term to expire in March 1997. He was Secretary-Treasurer of Oglethorpe from March 1984 through March 1989. He is currently a member of the Generation Committee. Mr. Drake is also a Director of GEMC.

FLINT EMC

          Jeff S. Pierce, Jr.--Director, age 64, has served on the Board of Directors of Oglethorpe since June 1992, with his present term to expire in March 1997. He is a member of the Executive Committee. He has served as a Director of Flint EMC since 1964. Mr. Pierce previously served 28 years as Chief Executive Officer and as a Director for the First Federal Savings and Loan Association in Warner Robins, Georgia. He is also a Director of GEMC.

          Harold B. Smith--Alternate Director, age 60, has been employed as General Manager of Flint EMC since November 1978. He has served as an Alternate Director of Oglethorpe since 1978, with his present term to expire in March 1997. He is currently a member of the Transmission Committee.

GRADY EMC

          Donald C. Cooper--Director, age 65, is the owner, operator and President of Cooper Farms, Inc., a farm in Grady County, Georgia where he grows row crops and raises cattle. He has served on the Board of Directors of Oglethorpe since March 1975, with his present term to expire in March 1999. He is currently a member of the Generation Committee.

          Thomas A. Rosser--Alternate Director, age 48, has been employed as General Manager of Grady EMC since January 1992. He has served as an Alternate Director of Oglethorpe since January 1992, with his present term to expire in March 1999.

GREYSTONE POWER CORPORATION, AN EMC


          J. Calvin Earwood--Director. For a description of Mr. Earwood's background and experience, see "Identification of Executive Officers and Senior Executives" below.

          Tim B. Clower--Alternate Director, age 59, is President and Chief Executive Officer of GreyStone Power Corporation, an EMC. He has served as an Alternate Director of Oglethorpe since September 1974, with his present term to expire in March 1998. He is currently a member of the Marketing Committee. Mr. Clower serves on the Boards of Directors of Citizens & Merchants State Bank and GEMC Workers' Compensation Fund.

HABERSHAM EMC

          Ray Meaders--Director, age 72, is the owner and operator of a farm in Cleveland, Georgia. He has served as Director of Oglethorpe since August 1995, with his present term to expire in March 1999. He is currently a member of the Marketing Committee. Mr. Meaders is also a Director of Habersham EMC.

          William E. Canup--Alternate Director, age 60, is the General Manager of Habersham EMC. Mr. Canup was Manager of Engineering/Operations of Habersham EMC from 1979 to 1984 and served as Assistant Manager of Habersham EMC from 1984 to 1986. He has served as an Alternate Director of Oglethorpe since July 1986, with his present term to expire in March 1999.


HART EMC

          Mac F. Oglesby--Director, age 63, served as Assistant
Secretary-Treasurer of Hart EMC from July 1986 through December 1987, when he was appointed President. He has served as a Director of Oglethorpe since February 1987, with his present term to expire in March 1997. He is currently a member of the Marketing Committee and the Wholesale Power Contract Oversight Committee. Mr. Oglesby was a U.S. Postal Service Rural Carrier for 30 years.

          Grooms Johnson--Alternate Director, age 66, has been the General Manager of Hart EMC since March 1991. Prior to that time, he served as Assistant Manager of Hart EMC. He has served as an Alternate Director of Oglethorpe since March 1991, with his present term to expire in March 1997. Mr. Johnson is also a Director of Bank of Hartwell in Hartwell, Georgia.

IRWIN EMC

          Benny W. Denham--Director. For a description of Mr. Denham's background and experience, see "Identification of Executive Officers and Senior Executives" below.

          Harold Randall Crenshaw--Alternate Director, age 44, has been the General Manager of Irwin EMC since February 1988. He has served as an Alternate Director of Oglethorpe since February 1988, with his present term to expire in March 1998. He is Chairman and past Vice Chairman of the Finance Committee and also serves on the Restructuring Advisory Committee. Mr. Crenshaw was Office Manager of Irwin EMC from 1974 to 1988.

JACKSON EMC

          E. L. McLocklin--Director, age 83, is a cattle farmer. He is also Chairman of the Board of Directors of Jackson EMC. He has served as a Director of Oglethorpe since October 1989, with his present term to expire in March 1999. Mr. McLocklin is currently a member of the Marketing Committee.

          Randall Pugh--Alternate Director, age 52, is President and Chief Executive Officer of Jackson EMC. From August 1984 to January 1988 he was General Manager of Jackson EMC. He was also General Manager of Walton EMC from 1977 to August 1984. He has served as an Alternate Director of Oglethorpe since 1977. His present term as Alternate Director will expire in March 1999. He is currently a member of the Finance Committee and the Restructuring Advisory Committee. Mr. Pugh is also a Director of the First National Bank of Jackson County in Jefferson, Georgia.

JEFFERSON EMC

          Sam Rabun--Director, age 64, is part owner of a livestock farm. He has served as a Director of Oglethorpe since March 1993, with his present term to expire in March 1999. He is currently a member of the Executive Committee. Mr. Rabun is the President of Jefferson EMC.

          Kenneth Cook--Alternate Director, age 49, is the Executive Vice President and General Manager of Jefferson EMC. He has served as the Manager of Engineering since joining Jefferson EMC in 1986. He was previously self-employed as a row-crop and livestock farmer. Mr. Cook has served as a Director of Oglethorpe since February 1996, with his present term to expire in March 1999. He served on the Board of Directors of Little Ocmulgee EMC from 1979 to 1986 and on the Board of Directors of Oglethorpe from 1982 to 1986.

LAMAR EMC

          E. J. Martin, Jr.--Director, age 68, is the owner of the Country Kitchen restaurant in Barnesville, Georgia. He is a retired tax assessor and appraiser for Lamar County. He has served on the Board of Directors of Oglethorpe since March 1982, with his present term to expire in March 1997. He is currently a member of the Human Resources Management Committee. Mr. Martin is the President of Lamar EMC and a Director of GEMC.

          J. Raleigh Henry--Alternate Director, age 45, is General Manager of Lamar EMC. Prior to becoming General Manager, he served as Office Manager of Lamar EMC. He has served as an Alternate Director of Oglethorpe since 1990, with his present term to expire in March 1997.

LITTLE OCMULGEE EMC

          Jim M. Knight--Director, age 60, is owner and manager of Knight Farms. He has served on the Board of Directors of Oglethorpe since April 1994, with his present term to expire in March 1997. Mr. Knight is also a Director of Little Ocmulgee EMC.

          A. Arnold Horton--Alternate Director, age 49, is the General Manager of Little Ocmulgee EMC. He previously served as Manager of Engineering and Operations and has been with Little Ocmulgee EMC since 1983. He has served as the Alternate Director of Oglethorpe since March 1993, with his present term to expire in March 1997. Mr. Horton is a member of the Transmission Committee.

MIDDLE GEORGIA EMC

          Ronnie Fleeman--Director, age 61, is a self-employed land and timber developer. He has served on the Board of Directors of Oglethorpe since 1990, with his present term to expire in March 1998.

          Charles Hugh Richardson--Alternate Director, age 42, has been General Manager of Middle Georgia EMC since June 1983. From January 1983 to June 1983, he was Acting General Manager of Middle Georgia EMC, and from September 1976 to January 1983, he was Manager of Engineering at Middle Georgia EMC. He has served as an Alternate Director of Oglethorpe since 1983, with his present term to expire in March 1998.

MITCHELL EMC

          D. Lamar Cooper--Director, age 60, operates a dairy farm. He has served on the Board of Directors of Oglethorpe since September 1974, with his present term to expire in March 1999. He is currently a member of the Generation Committee.

          Edward A. Pritchett--Alternate Director, age 49, has served as General Manager of Mitchell EMC since September 1995. Since that time he has served as Alternate Director of Oglethorpe, with his present term to expire in March 1999. Prior to that time, Mr. Pritchett served as Assistant General Manager, Director of Finance and Administrative Services and Supervisor of Data Processing for Mitchell EMC.

OCMULGEE EMC

          Barry H. Martin--Director, age 47, is a farmer. He has served on the Board of Directors of Oglethorpe since March 1983, with his present term to expire in March 1997. Mr. Martin is the President of Ocmulgee EMC.

          Dennis Grenade--Alternate Director, age 55, has been employed by Ocmulgee EMC since December 1957. He has been General Manager since October 1987 and was previously Acting Manager and Manager of Operations. He has served as an Alternate Director since October 1987, with his present term to expire in March 1997. He is a member of the Transmission Committee.

OCONEE EMC

          John B. Floyd, Jr.--Director, age 53, has served on the Board of Directors of Oglethorpe since March 1980, with his present term to expire in March 1999. He is currently a member of the Human Resources Management Committee. Mr. Floyd is also the Vice Chairman of the Board of Oconee EMC.

          Preston L. Johnson--Alternate Director, age 61, is President and Chief Executive Officer of Oconee EMC. He has served as an Alternate Director of Oglethorpe since September 1974, with his present term to expire in March 1999. He was Secretary-Treasurer of Oglethorpe from September 1974 to March 1984.

OKEFENOKE RURAL EMC

          Steve Rawl, Sr.--Director, age 49, has been President of Rawls, Inc., a gift shop, since 1972. He has served as a Director of Oglethorpe since September 1993, with his present term to expire in March 1997. He is currently a member of the Finance Committee.

          W. Don Holland--Alternate Director, age 45, is General Manager of Okefenoke Rural EMC. He has served as an Alternate Director of Oglethorpe since 1979, with his present term to expire in March 1997. He was formerly General Manager of Little Ocmulgee EMC. He is currently Chairman of the Transmission Committee and serves on the Restructuring Advisory Committee and the Wholesale Power Contract Oversight Committee.

PATAULA EMC

          James Grubbs--Director, age 73, is a farmer. He is involved with fertilizer and chemical sales, and operates an air spray service and a peanut purchasing plant. He has served on the Board of Directors of Oglethorpe since March 1983, with his present term to expire in March 1999. Mr. Grubbs is a member of the Transmission Committee.

          Gary W. Wyatt--Alternate Director, age 43, is General Manager of Pataula EMC. He has served as an Alternate Director of Oglethorpe since July 1986, with his present term to expire in March 1999. He currently serves as Vice-Chairman of the Marketing Committee. Mr. Wyatt previously was Operations Manager and Assistant Operations Superintendent of Coosa Valley Electric Cooperative.

PLANTERS EMC

          Sammy M. Jenkins--Director, age 69, is in the farm machinery business and has been President of Jenkins Ford Tractor Co., Inc. since 1973. He has served on the Board of Directors of Oglethorpe since March 1988, with his present term to expire in March 1997. He was Vice Chairman of the Board of Oglethorpe from March 1989 to March 1990. Mr. Jenkins currently serves as Vice-Chairman of the Generation Committee and is a member of the Wholesale Power Contract Oversight Committee.

          Ellis H. Lovett--Alternate Director, age 60, is General Manager of Planters EMC and has served as an Alternate Director of Oglethorpe since 1983. His present term as an Alternate Director will expire in March 1997. He is currently a member of the Marketing Committee.

RAYLE EMC

          J. M. Sherrer--Director, age 60, is the owner of a grocery, hardware, gas and feed store. He has served on the Board of Directors of Oglethorpe since September 1993, with his present term to expire in March 1997.

          Wayne Poss--Alternate Director, age 50, has served as General Manager of Rayle EMC since December 1992. Prior to that time, he served as Manager of Engineering for Rayle EMC. He has served as an Alternate Director of Oglethorpe since February 1993, with his present term to expire in March 1997. He is currently a member of the Generation Committee.

SATILLA RURAL EMC

          Jack D. Vickers--Director, age 78, is the owner and operator of a farm in Coffee County, Georgia. He has served on the Board of Directors of Oglethorpe since March 1975, with his present term to expire in March 1997.

          R. Lehman Lanier--Alternate Director, age 76, is President and Chief Executive Officer of Satilla Rural EMC. He has served as an Alternate Director of Oglethorpe since September 1974, with his present term to expire in March 1997. He is currently a member of the Generation Committee. Mr. Lanier is also a Director of Southeastern Data Cooperative, Inc.

SAWNEE EMC

          C. W. Cox, Jr.--Director, age 68, is the owner of Cox Digging & Grading, a general contracting sole proprietorship. He has served as a member of the Board of Directors of Oglethorpe since February 1987, with his present term to expire in March 1997. Mr. Cox is currently a member of the Finance Committee.

          Michael A. Goodroe--Alternate Director, age 39, is Executive Vice President and General Manager of Sawnee EMC. He previously served as Assistant General Manager of Sawnee EMC. He has served as an Alternate Director of Oglethorpe since 1990, with his present term to expire in March 1997. He is a member of the Transmission Committee.

SLASH PINE EMC

          Johnnie Crumbley--Director, age 73, is President of Slash Pine EMC. He retired in 1982 from the Seaboard Coastline System. He has served as a member of the Board of Directors of Oglethorpe since March 1978, with his present term to expire in March 1999. He is also a Director of GEMC.

          Edward Teston--Alternate Director, age 61, is Manager of Slash Pine EMC. He has served as an Alternate Director of Oglethorpe since 1985, with his present term to expire in March 1999.

SNAPPING SHOALS EMC

          Jarnett W. Wigington--Director, age 63, is a self-employed wallpapering contractor. He has served on the Board of Directors of Oglethorpe since 1990, with his present term to expire in March 1997.

          Randall G. Meadows--Alternate Director, age 51, is President/Chief Executive Officer/Manager of Snapping Shoals EMC. He previously served as Executive Vice President/Chief Operating Officer for Snapping Shoals EMC. He has served as an Alternate Director of Oglethorpe since August 1995, with his present term to expire in March 1997. Mr. Meadows currently serves on the Restructuring Advisory Committee.


SUMTER EMC

          Bob Jernigan--Director, age 68, has served as a Director of Oglethorpe since March 1976, with his present term to expire in March 1999. He served as Vice Chairman of the Board of Directors of Oglethorpe from March 1990 to March 1993. He is currently a member of the Transmission Committee. Mr. Jernigan is the Chairman of the Board of Sumter EMC and a Director of GEMC.

          James T. McMillan--Alternate Director, age 46, is President and Chief Executive Officer of Sumter EMC. He was appointed General Manager of Sumter EMC in 1984. The General Manager title was changed to President/CEO in 1994. Prior to that time, he served as Manager of the Staff Services Department of Sumter EMC, Manager of the Construction and Maintenance Department of Sumter EMC, and Manager of the Office Services Department of Sumter EMC. He has served as an Alternate Director of Oglethorpe since 1984, with his present term to expire in March 1999. Mr. McMillan currently serves on the Generation Committee.

THREE NOTCH EMC

          C. Willard Mims--Director, age 49, is a farmer. He has served on the Board of Directors since 1991, with his present term to expire in March 1999. Mr. Mims is also a Director of GEMC.

          Carlton O. Thomas--Alternate Director, age 48, has been General Manager of Three Notch EMC since 1990. Prior to that time, he served as Office Manager of Three Notch EMC. He has served as an Alternate Director of Oglethorpe since 1990, with his present term to expire in March 1999. He currently serves on the Transmission Committee. Mr. Thomas is also a Director of First Federal Savings Bank of Southwest Georgia.

TRI-COUNTY EMC

          Thomas Noles--Director, age 54, is a pharmacist. He has served on the Board of Directors of Oglethorpe since September 1995, with his present term to expire in March 1999.

          Carol Robertson--Alternate Director, age 47, is the General Manager of Tri-County EMC. She has served as an Alternate Director of Oglethorpe since July 1988, with her present term to expire in March 1999. Ms. Robertson currently serves on the Restructuring Advisory Committee.

TROUP EMC

          Roy Tollerson, Jr.--Director, age 56, is the owner and operator of Country Furniture. He has served on the Board of Directors of Oglethorpe since March 1995, with his present term to expire in March 1998. Mr. Tollerson is currently a member of the Marketing Committee.

          Wayne Livingston--Alternate Director, age 44, has been the Executive Vice President and General Manager of Troup EMC since August 1987. Prior to that time, he was General Manager of Ocmulgee EMC. He has served as an Alternate Director of Oglethorpe since 1978, with his present term to expire in March 1998. Mr. Livingston currently serves on the Restructuring Advisory Committee.

UPSON COUNTY EMC

          Hubert Hancock--Director, age 79, has been President of the Upson County EMC for the past 34 years. He has served as a Director of Oglethorpe since September 1974, serving as Vice President from 1975 to 1978, as President from March 1984 to July 1986, and as Chairman of the Board from July 1986 to March 1989. His present term as Director expires in March 1998. Mr. Hancock currently serves on the Executive Committee. Prior to his involvement with Oglethorpe and Upson County EMC, he was a general farmer as well as a peach farmer and cattle farmer. Mr. Hancock is also a Director of West Central Georgia Bank in Thomaston, Georgia, and Chairman of Upson County Hospital Authority.

          John H. Brodnax--Alternate Director, age 48, was appointed General Manager of Upson County EMC in 1995. Prior to that time he served as Office Manager of Upson County EMC. Mr. Brodnax has served as Alternate Director of Oglethorpe since 1995, with his present term to expire in 1998.

WALTON EMC

          Hendrix B. Wiley, Jr.--Director, age 51, is a retired dairy farmer and is currently self-employed in real estate. He has served on the Board of Directors of Oglethorpe since August 1994, with his present term to expire in March 1998. He currently serves on the Generation Committee. Mr. Wiley is also a director of Walton EMC.

          D. Ronnie Lee--Alternate Director, age 47, has been General Manager of Walton EMC since August 1993. Prior to that time, he served as Manager of Engineering and Operations from January 1979 to August 1993 for Walton EMC. He has served as an Alternate Director of Oglethorpe since September 1993, with his present term to expire in March 1998. Mr. Lee currently serves on the Restructuring Advisory Committee.

WASHINGTON EMC

          W. W. Archer--Director, age 64, is a self-employed insurance agent and cattle farmer. He has served on Oglethorpe's Board of Directors since September 1987, and his present term expires in March 1998. He is also a Director of the Bank of Hancock County in Sparta, Georgia.

          Robert S. Moore, Sr.--Alternate Director, age 66, has been General Manager of Washington EMC since April 1982. Prior to that time, he was Assistant General Manager of Washington EMC. He has served as an Alternate Director of Oglethorpe since 1982, with his present term to expire in March 1998. He is currently a member of the Marketing Committee.

(B)       IDENTIFICATION OF EXECUTIVE OFFICERS AND SENIOR EXECUTIVES:

          Oglethorpe is managed and operated under the direction of a President and Chief Executive Officer, who is appointed by the Board of Directors. The executive officers of Oglethorpe and their principal occupations are as follows:

          J. Calvin Earwood, Chairman of the Board, age 54, has served as a principal executive officer of Oglethorpe since March 1984 (from March 1984 to July 1986, as Vice President; from July 1986 to March 1989, as Vice Chairman of the Board; and since March 1989, as Chairman of the Board). Mr. Earwood has served as a Director of Oglethorpe since March 1981, with his present term to expire in March 1998. He is currently the Chairman of the Executive Committee and a member of the Human Resources Management Committee. He was previously a member of the Operations Review Committee. From 1965 through 1982, Mr. Earwood was a salesman and part owner of Builders Equipment Company. Since January 1983, he has been the owner and President of Sunbelt Fasteners, Inc., which sells specialty tools and fasteners to the commercial construction trade. He is also Vice Chairman of the Board of Directors of Community Trust Bank in Hiram, Georgia and a Director of GreyStone Power Corporation.

          Benny W. Denham, Vice Chairman of the Board, age 65, has served as a principal executive officer of Oglethorpe since March 1993. He has served on the Board of Directors of Oglethorpe since December 1988, with his present term to expire in March 1998. He is currently the Vice-Chairman of the Executive Committee and was previously a member of the Power Planning and Technical Advisory Committee. Mr. Denham is also a Director of Community National Bank in Ashland, Georgia and a Director of Irwin EMC.

          Gary M. Bullock, Secretary-Treasurer, age 54, has served as Secretary-Treasurer of Oglethorpe since March 1995. He has served as an Alternate Director of Oglethorpe since June 1978, with his present term to expire in March 1999. He is currently a member of the Executive Committee and the Restructuring Advisory Committee and was previously a member of the Operations Committee. Mr. Bullock is President and Chief Executive Officer of Carroll EMC. Mr. Bullock is also the Secretary of Southeastern Data Cooperative, Inc. and serves on the Boards of Directors of the Georgia Cooperative Council, the Federated Rural Electric Insurance Corporation, and the Carrollton Federal Bank, F.S.B. in Carrollton, Georgia.

          T. D. Kilgore, President and Chief Executive Officer, age 48, has served as an executive of Oglethorpe since July 1984 (from July 1984 to July 1986, as Division Manager, Power Supply; July 1986 to July 1991, as Senior Vice President, Power Supply; and since July 1991, as President and Chief Executive Officer). Mr. Kilgore served as Executive Vice President of GEMC from December 1991 to June 1992. He has served as President and Chief Executive Officer of GEMC from June 1992 until October 1995. Mr. Kilgore has over 20 years of experience, including five years in senior management positions with Arkansas Power & Light Co. and seven years as a civilian employee with the Department of the Army in positions ranging from reliability engineering to construction management. Mr. Kilgore has served on various industry committees including Electric Power Research Institute's Board of Directors and its Advanced Power Systems Division and Coal System Division Advisory Committees. He has also served on the Boards of Directors of the U.S. Committee for Energy Awareness, the Advanced Reactor Corporation, on the Edison Electric Institute's Power Plant Availability Improvement Task Force and the Nuclear Power Oversight Committee. Mr. Kilgore currently serves on the Board of Directors of the Georgia Chamber of Commerce and on the National Rural Electric Cooperative Association's Power and Generation Committee. Mr. Kilgore has a BS degree in mechanical engineering from the University of Alabama, where he has been recognized as a Distinguished Engineering Fellow, and an ME degree in industrial engineering from Texas A&M.

          The senior executives assisting Mr. Kilgore, their areas of responsibility and a brief summary of their experience are as follows:

          Clarence Mitchell, Vice President and Group Executive, Generation, age 42, has served as an executive of Oglethorpe since January 1995. Prior to that time, Mr. Mitchell served as Assistant to the Senior Vice President for Generation from February 1994 to December 1994; Manager of Corporate Planning from September 1992 to January 1994; Manager of Construction from January 1992 to August 1992; Program Director of Technical Services (environmental, survey and mapping, land acquisition and R&D) from January 1989 to December 1991; and from April 1981 to December 1988 held various positions in the generation area, including supervisor, project engineer and generation engineer. Before coming to Oglethorpe, Mr. Mitchell spent four years as a field engineer with General Electric Company and worked various installation and maintenance projects related to coal, nuclear, gas and oil-fired generation. Mr. Mitchell has an MS degree in Management from Georgia State University, a BS degree in Mechanical Engineering from Georgia Institute of Technology and a BS degree in Interdisciplinary Science from Morehouse College. Mr. Mitchell is presently the Oglethorpe representative on both the Nuclear Managing Board and the Plant Scherer Managing Board. For information about the Managing Boards see "CO-OWNERS OF THE PLANTS AND THE PLANT AND TRANSMISSION AGREEMENTS--The Plant Agreements" in Item 1.

          Wylie H. Sanders, Vice President and Group Executive, Transmission, age 59, joined Oglethorpe in January 1994 after 35 years of utility experience, including 20 years in management positions with Florida Power & Light Company. Prior to coming to Oglethorpe, he served as Division Commercial Manager from April 1973 to August 1983; as District General Manager from August 1983 to July 1991; and as Director of Transmission from July 1991 to September 1993 with Florida Power & Light. Mr. Sanders has a Bachelor's degree in Industrial Engineering from Georgia Institute of Technology and has participated in Harvard University's postgraduate Program for Management Development. Mr. Sanders is presently an Oglethorpe representative on the Joint Committee. For information about the Joint Committee, see "CO-OWNERS OF THE PLANTS AND THE PLANT AND

TRANSMISSION AGREEMENTS--The Joint Committee Agreement" in Item 1. Mr. Sanders is a member of the Board of Trustees of Southern Tech Foundation, Inc.

          Nelson G. Hawk, Vice President and Group Executive, Marketing, age 46, has served as an executive at Oglethorpe since February 1994, responsible for Market Planning, Economic Development, Commercial/Industrial Marketing and Pricing, Commercial/Industrial Services, and Residential Marketing.
Prior to coming to Oglethorpe, Mr. Hawk spent almost 24 years with the Florida Power & Light Company and related subsidiaries, serving as Director of Regulatory Affairs from October 1993 to January 1994, Director of Market Planning from July 1991 to September 1993, and as Director of Strategic Business and President of FPL Enersys Services, Inc. (A utility subsidiary providing energy services to commercial/industrial customers) from April 1989 to June 1991. Mr. Hawk has a wide range of utility management experience in energy management, finance, strategic planning, marketing, system planning, quality assurance, and distribution engineering. Mr. Hawk is a board member of the Georgia Electrification Council, Inc. and the Georgia Partnership for Excellence in Education, and served on the board of directors as well as President of the National Association of Energy Services Companies (NAESCO), a national trade association, during the late 1980s. Mr. Hawk is a registered Professional Engineer in Florida and has a BS degree in Electrical Engineering from the Georgia Institute of Technology and an MBA degree from Florida International University.

          W. Clayton Robbins, Senior Vice President and Group Executive, Support Services, age 49, has served as an executive of Oglethorpe since December 1991 (from December 1991 to February 1994, as Vice President, Corporate Performance, and since February 1994, as Senior Vice President and Group Executive, Support Services). Prior to that time, Mr. Robbins served as Department Manager, Project Services, from September 1986 to November 1988;
as Program Director, Marketing Research and Analysis, from November 1988 to December 1989; and as Vice President, Marketing Research and Analysis, from December 1989 to December 1991. Before coming to Oglethorpe, Mr. Robbins spent 17 years with the Stearns-Catalytic World Corporation and various subsidiaries, including 13 years in management positions responsible for Human Resources, Information Systems, Contracts, Insurance, Accounting, and Project Controls. Mr. Robbins has a BA degree in Business Administration from the University of North Carolina at Charlotte.

          Eugen Heckl, Senior Vice President and Chief Financial Officer, age 61, has served as an executive of Oglethorpe since March 1975 (from March 1975 to July 1986, as senior finance and accounting executive; from July 1986 to February 1994 as Senior Vice President, Finance; and since February 1994, as Senior Vice President and Chief Financial Officer). Mr. Heckl has over 30 years of experience, including ten years as a consultant and auditor to electric utilities with Arthur Andersen & Co. and two years as Secretary-Treasurer of Davis Brothers, Inc. Mr. Heckl is a Certified Public Accountant in Georgia and has a BS degree in accounting from Samford University and an MBA degree from Emory University. Mr. Heckl has served as a Director of the GEMC Federal Credit Union since 1983, and as its Chief Financial Officer since 1984. Mr. Heckl has elected to retire from Oglethorpe under the provisions of an early retirement program, effective no later than September 11, 1996. However, Mr. Heckl may continue to provide services to Oglethorpe on a contract basis after that date at the discretion of the President and Chief Executive Officer.

          G. Stanley Hill, Senior Vice President, External Affairs, age 60, has served as an executive of Oglethorpe since October 1975 (from October 1975 to November 1988, as Director of Planning, Director of Power Supply and Planning, Division Manager, Power Supply and Engineering, Division Manager, Engineering, Senior Vice President, Planning and System Operations; from November 1988 to November 1991, as Senior Vice President, Administration; from November 1991 to February 1994, as Senior Vice President, Marketing and Customer Service and since February 1994, as Senior Vice President and Staff Executive, External Affairs). Mr. Hill has approximately 37 years experience with electric utilities, including four years in the Engineering Department of the South Carolina Public Service Authority and 11 years as engineer and senior engineer with Southern Engineering Company of Georgia, a consulting engineering firm. Mr. Hill is a registered Professional Engineer and a certified Cogeneration Professional in Georgia and has a BS degree in electrical engineering from Clemson University and an MBA degree from Georgia State University. Mr. Hill is presently an Oglethorpe representative on the Joint Committee. For information about the Joint Committee, see "CO-OWNERS OF THE PLANTS AND THE PLANT AND TRANSMISSION AGREEMENTS--The Joint Committee Agreement" in Item 1. Mr. Hill has elected to retire from

Oglethorpe under the provisions of an early retirement program, effective no later than September 11, 1996. However, Mr. Hill may continue to provide services to Oglethorpe on a contract basis after that date at the discretion of the President and Chief Executive Officer.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

          The following table sets forth, for Oglethorpe's President and Chief Executive Officer and the five most highly compensated senior executives, all compensation paid or accrued for services rendered in all capacities during the years ended December 31, 1995, 1994 and 1993. Amounts included in the table under "Bonus" represent payments based on an incentive compensation policy. All amounts paid under this policy are fully at risk each year and are earned based upon the achievement of corporate goals and each individual's contribution to achieving those goals. In conjunction with this policy, base salaries are targeted below the market valuations for similar positions and remain fairly stable unless the job content changes.


                                                         ANNUAL
                                                      COMPENSATION
NAME AND                                           -------------------      ALL OTHER
PRINCIPAL POSITION                        YEAR      SALARY     BONUS(2)   COMPENSATION
- ------------------                        ----     --------   ---------   -------------
T. D. Kilgore                             1995     $235,000    $10,000       $6,012(1)
 President and Chief Executive Officer    1994      224,997          0        6,758
                                          1993      211,250          0        7,652

David L. Self (3)                         1995      145,896     13,410       48,024(1)(3)
 Sr. Vice President and                   1994      147,833     10,476        9,117
 Group Executive, System Operations       1993      135,000     12,143        8,229

Eugen Heckl                               1995      142,114     13,174        7,651(1)
 Sr. Vice President and Chief             1994      142,114     13,919        7,600
 Financial Officer                        1993      142,114     12,228        7,221

G. Stanley Hill                           1995      140,000     11,088        7,204(1)
 Sr. Vice President, External Affairs     1994      140,000     10,883        5,619
                                          1993      140,000     12,580        7,001

W. Clayton Robbins                        1995      142,310     10,631        4,716(1)
 Sr. Vice President and                   1994      140,366     11,946        4,986
 Group Executive, Support Services        1993      128,000     12,461        4,582

Nelson G. Hawk (4)                        1995      140,000     10,899        4,589(1)
 Vice President and Group                 1994      116,005      9,620       36,972(4)
 Executive, Marketing                     1993          N/A        N/A          N/A

______________________

(1) Includes contributions made in 1995 by Oglethorpe under the 401(k) Retirement Savings Plan on behalf of Messrs. Kilgore, Self, Heckl, Hill, Robbins and Hawk of $4,620, $3,034, $4,351, $3,975, $4,393 and $3,789,
respectively; and insurance premiums paid on term life insurance on behalf of Messrs. Kilgore, Self, Heckl, Hill, Robbins and Hawk of $1,392, $6,641, $3,300, $3,229, $323 and $800, respectively.

(2) Mr. Kilgore is not a participant in the incentive compensation program. His compensation is governed solely by the Board of Directors.

(3) Mr. Self elected to retire from Oglethorpe under the provisions of an early retirement program effective December 22, 1995. His 1995 compensation includes severance benefits of $30,254 and payment of accrued vacation and sick benefits of $8,095.

(4) Mr. Hawk joined Oglethorpe in February 1994. Mr. Hawk's 1994 compensation includes a sign-on bonus of $5,000 and relocation costs of $27,383.

PENSION PLAN TABLE


                                                   YEARS OF CREDITED SERVICE
                                                  ---------------------------
AVERAGE COMPENSATION                                 15        20       25
- --------------------                              -------   -------   -------
$ 50,000......................................    $12,823   $17,097   $21,371
  75,000......................................     20,323    27,097    33,871
 100,000......................................     27,823    37,097    46,371
 125,000......................................     35,323    47,097    58,871
 150,000......................................     42,823    57,097    71,371
 175,000......................................     50,323    67,097    83,871
 200,000......................................     57,823    77,097    96,371
 225,000......................................     65,323    87,097   108,871
 250,000......................................     72,823    97,097   120,000

          The preceding table shows estimated annual straight life annuity benefits payable upon retirement to persons in specified compensation and years-of-service classifications assuming such persons had attained age 65 and retired during 1995. For purposes of calculating pension benefits, compensation is defined as total salary and bonus, as shown in the above Summary Compensation Table. Because covered compensation changes each year, the estimated pension benefits for the classifications above will also change in future years. The above pension benefits are not subject to any deduction for Social Security or other offset amounts.

          As of December 31, 1995, the years of credited service under the Pension Plan for the individuals listed in the Summary Compensation Table are as follows:

                                                           YEARS OF
   NAME                                                 CREDITED SERVICE
   ----                                                 ----------------
Mr. Kilgore..........................................         10
Mr. Self.............................................          7
Mr. Heckl............................................         19
Mr. Hill.............................................         19
Mr. Robbins..........................................          9
Mr. Hawk.............................................        0.8

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

EMPLOYMENT CONTRACTS

          Effective January 1, 1996, Oglethorpe entered into an employment agreement with its President and Chief Executive Officer. The term of the agreement extends to December 31, 1998, with certain automatic annual extension provisions beyond that date unless either party gives notice of termination 60 days prior to an extension. Pursuant to the agreement, Mr. Kilgore's base salary and bonus will be determined by Oglethorpe's Board, with annual base salary being at least $240,000. Under the agreement, if Oglethorpe terminates Mr. Kilgore's employment without cause, he will be entitled to all salary and benefits he would have received between the date of termination to the end of the agreement. In addition, if Oglethorpe terminates Mr. Kilgore's employment without cause or meaningfully reduces his stated duties or prerogatives within three months prior to or 24 months subsequent to a Change in Control of Oglethorpe (as defined in the agreement), a severance payment will be paid in an amount not less than two times Mr. Kilgore's annual base salary on the date of termination or the date on which his duties or prerogatives are reduced, whichever is applicable. If such reduction in duties occurs, Mr. Kilgore will be entitled to severance regardless whether he is terminated or resigns. If Mr. Kilgore voluntarily separates himself from Oglethorpe, he will be prohibited from working with a competitor of Oglethorpe for a period of one year thereafter and will be paid an amount equal to his then current salary, bonus and benefits for such period.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

          E. J. Martin, Jr., J. Calvin Earwood, John B. Floyd, Jr., and J. G. McCalmon serve as members of the Oglethorpe Human Resources Management Committee which functions as Oglethorpe's compensation committee. J. Calvin Earwood has served as an executive officer of Oglethorpe since 1984 and has served as the Chairman of the Board since 1989.

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

          None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


                                                                          Page
(A) LIST OF DOCUMENTS FILED AS A PART OF THIS REPORT.

    (1)   FINANCIAL STATEMENTS (Included under "Item 8. Financial
           Statements and Supplementary Data")

           Statements of Revenues and Expenses, For the Years
            Ended December 31, 1995, 1994 and 1993........................  36
           Statements of Patronage Capital, For the Years Ended
            December 31, 1995, 1994 and 1993..............................  36
           Balance Sheets, As of December 31, 1995 and 1994...............  37
           Statements of Capitalization, As of December 31, 1995
            and 1994......................................................  39
           Statements of Cash Flows, For the Years Ended December 31,
            1995, 1994 and 1993...........................................  40
           Notes to Financial Statements..................................  41
           Report of Management...........................................  51
           Reports of Independent Public Accountants......................  51

    (2)   FINANCIAL STATEMENT SCHEDULES

          None applicable.

    (3)   EXHIBITS

    Exhibits marked with an asterisk (*) are hereby incorporated by reference to exhibits previously filed by the Registrant as indicated in parentheses following the description of the exhibit.

NUMBER                                 DESCRIPTION
- ------                                 -----------

 2.1  (1) --  Restructuring Agreement, dated March 29, 1996, by and among
              Oglethorpe, Georgia Transmission Corporation (An
              Electric Membership Corporation) and Georgia System Operations Corporation.

*3(i)     --  Restated Articles of Incorporation of Oglethorpe, dated as of
              July 26, 1988.  (Filed as Exhibit 3.1 to the Registrant's Form
              10-K for the fiscal year ended December 31, 1988, File
              No. 33-7591.)

*3(ii)    --  Bylaws of Oglethorpe as amended November 8, 1993.  (Filed as
              Exhibit 3.2 to the Registrant's Form 10-Q for the quarterly period ended September 30, 1993, File No. 33-7591.)

*4.1      --  Serial Facility Bond (included in Collateral Trust Indenture listed as Exhibit 4.2).

*4.2      --  Collateral Trust Indenture, dated as of October 15, 1986, between OPC Scherer Funding Corporation, Oglethorpe and Trust
              Company Bank, a banking corporation, as Trustee. (Filed as Exhibit 4.2 to the Registrant's Form S-1 Registration Statement,
              File No. 33-7591, filed on October 9, 1986.)

*4.3      --  Refunding Lessor Notes.  (Filed as Exhibit 4.3.1 to the
              Registrant's Form S-1 Registration Statement, File No. 33-7591, filed on October 9, 1986.)

*4.4(a)   --  Nonrecourse Promissory Secured Note, due June 30, 2011, from
              Wilmington Trust Company and William J. Wade, as Owner Trustees, to Columbia Bank for Cooperatives. (Filed as Exhibit 4.3.4 to the
              Registrant's Form S-1 Registration Statement, File No. 33-7591, filed on October 9, 1986.)

*4.4(b)   --  First Amendment to Nonrecourse Promissory Secured Note, dated as of June 30, 1987, by Wilmington Trust Company and The Citizens and
              Southern National Bank, as Owner Trustee under Trust Agreement No.
              1 with IBM Credit Financing Corporation, to Columbia Bank for
              Cooperatives.  (Filed as Exhibit 4.3.4(a) to the Registrant's Form
              10-K for the fiscal year ended December 31, 1987, File No.
              33-7591.)

*4.5(a)   --  Indenture of Trust, Deed to Secure Debt and Security Agreement
              No. 2, dated December 30, 1985, between Wilmington Trust Company and William J. Wade, as Owner Trustees under Trust Agreement No.
              2 dated December 30, 1985, with Ford Motor Credit Company and The
              First National Bank of Atlanta, as Indenture Trustee, together with a Schedule identifying three other substantially identical
              Indentures of Trust, Deeds to Secure Debt and Security
              Agreements.  (Filed as Exhibit 4.4(b) to the Registrant's Form
              S-1 Registration Statement, File No. 33-7591, filed on October 9,
              1986.)

*4.5(b)   --  First Supplemental Indenture of Trust, Deed to Secure Debt and
              Security Agreement No. 2 (included as Exhibit A to the
              Supplemental Participation Agreement No. 2 listed as 10.1.1(b)).

*4.5(c)   --  First Supplemental Indenture of Trust, Deed to Secure Debt and
              Security Agreement No. 1, dated as of June 30, 1987, between
              Wilmington Trust Company and The Citizens and Southern National
              Bank, collectively as Owner Trustee under Trust Agreement No. 1 with IBM Credit Financing Corporation, and The First National
              Bank of Atlanta, as Indenture Trustee. (Filed as Exhibit 4.4(c) to the Registrant's Form 10-K for the fiscal year ended December
              31, 1987, File No. 33-7591.)

*4.6(a)   --  Lease Agreement No. 2 dated December 30, 1985, between Wilmington
              Trust Company and William J. Wade, as Owner Trustees under Trust
              Agreement No. 2, dated December 30, 1985, with Ford Motor Credit
              Company, Lessor, and Oglethorpe, Lessee, with a Schedule identifying three other substantially identical Lease Agreements.
              (Filed as Exhibit 4.5(b) to the Registrant's Form S-1
              Registration Statement, File No. 33-7591, filed on October 9,
              1986.)

*4.6(b)   --  First Supplement To Lease Agreement No. 2 (included as Exhibit B to the Supplemental Participation Agreement No. 2 listed as
              10.1.1(b)).

*4.6(c)   --  First Supplement to Lease Agreement No. 1, dated as of June 30,
              1987, between The Citizens and Southern National Bank as Owner
              Trustee under Trust Agreement No. 1 with IBM Credit Financing
              Corporation, as Lessor, and Oglethorpe, as Lessee.  (Filed as
              Exhibit 4.5(c) to the Registrant's Form 10-K for the fiscal year ended December 31, 1987, File No. 33-7591.)

*4.7(a)   --  Amended and Consolidated Loan Contract dated as of June 1, 1984
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

*4.7(c)   --  Amendment, dated September 30, 1988, to Amended and Consolidated
              Loan Contract dated as of June 1, 1984 between Oglethorpe and the United States of America. (Filed as Exhibit 4.6(b) to the
              Registrant's Form 10-K for the fiscal year ended December 31, 1988, File No. 33-7591.)

*4.7(d)   --  Amendment, dated March 20, 1990, to Amended and Consolidated Loan
              Contract dated as of June 1, 1984 between Oglethorpe and the United States of America. (Filed as Exhibit 4.6(c) to the
              Registrant's Form 10-K for the fiscal year ended December 31, 1989, File No. 33-7591.)

*4.7(e)   --  Amendment, dated July 1, 1991, to Amended and Consolidated Loan
              Contract dated as of June 1, 1984 between Oglethorpe and the United States of America. (Filed as Exhibit 4.6(d) to the
              Registrant's Form 10-K for the fiscal year ended December 31, 1991, File No. 33-7591.)

*4.7(f)   --  Amendment, dated April 6, 1992, to Amended and Consolidated Loan
              Contract dated as of June 1, 1984 between Oglethorpe and the United States of America. (Filed as Exhibit 4.6(e) to the
              Registrant's Form 10-K for the fiscal year ended December 31, 1992, File No. 33-7591.)

*4.7(g)   --  Amendment, dated June 12, 1992, to Amended and Consolidated Loan
              Contract dated as of June 1, 1984 between Oglethorpe and the United States of America. (Filed as Exhibit 4.6(f) to the
              Registrant's Form 10-K for the fiscal year ended December 31, 1992, File No. 33-7591.)

*4.7(h)   --  Amendment, dated October 20, 1992, to Amended and Consolidated
              Loan Contract dated as of June 1, 1984 between Oglethorpe and the United States of America. (Filed as Exhibit 4.6(g) to the
              Registrant's Form 10-K for the fiscal year ended December 31, 1992, File No. 33-7591.)

*4.7(i)   --  Amendment, dated February 25, 1993, to Amended and Consolidated
              Loan Contract dated as of June 1, 1984 between Oglethorpe and the United States of America. (Filed as Exhibit 4.6(h) to the
              Registrant's Form 10-K for the fiscal year ended December 31, 1992, File No. 33-7591.)

*4.7(j)   --  Amendment, dated August 26, 1993, to Amended and Consolidated
              Loan Contract dated as of June 1, 1984 between Oglethorpe and the United States of America. (Filed as Exhibit 4.7(j) to the
              Registrant's Form 10-K for the fiscal year ended December 31, 1993, File No. 33-7591.)

*4.7(k)   --  Amendment, dated August 31, 1994, to Amended and Consolidated
              Loan Contract dated as of June 1, 1984 between Oglethorpe and the United States of America. (Filed as Exhibit 4.7(k) to the
              Registrant's Form 10-K for the fiscal year ended December 31, 1994, File No. 33-7591.)

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

*4.8.7(b) --  Supplement to Consolidated Mortgage and Security Agreement made by and among Oglethorpe, Mortgagor, and United States of America, National Bank for Cooperatives, and Trust Company Bank, as trustee under certain indentures identified therein, Mortgagees, dated as of November 21, 1990. (Filed as Exhibit 4.19(a) to the Registrant's Form 10-K for the fiscal year ended December 31, 1990, File No. 33-7591.)

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

*4.8.10   --  Consolidated Mortgage and Security Agreement made by and among
              Oglethorpe, Mortgagor, and United States of America, National
              Bank for Cooperatives, Credit Suisse, acting by and through its New York branch, and Trust Company Bank, as trustee under certain indentures identified therein, Mortgagees, dated as of December
              1, 1992. (Filed as Exhibit 4.23 to the Registrant's Form 10-K for the fiscal year ended December 31, 1992, File No. 33-7591.)

*4.8.11   --  Consolidated Mortgage and Security Agreement made by and among
              Oglethorpe, Mortgagor, and United States of America, National
              Bank for Cooperatives, Credit Suisse, acting by and through its New York branch, and Trust Company Bank, as trustee under certain indentures identified therein, Mortgagees, dated as of September
              1, 1993. (Filed as Exhibit 4.8.11 to the Registrant's Form 10-K for the fiscal year ended December 31, 1993, File No. 33-7591.)

*4.8.12   --  Consolidated Mortgage and Security Agreement made by and among
              Oglethorpe, Mortgagor, and United States of America, National
              Bank for Cooperatives, Credit Suisse, acting by and through its New York branch, and Trust Company Bank, as trustee under certain indentures identified therein, Mortgagees, dated as of September
              1, 1994. (Filed as Exhibit 4.8.12 to the Registrant's Form 10-K for the fiscal year ended December 31, 1994, File No. 33-7591.)

4.9.1 (3) --  Loan Agreement, dated as of October 1, 1992, between Development
              Authority of Monroe County and Oglethorpe relating to Development Authority of Monroe County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Scherer Project), Series 1992A.

4.9.2 (3) --  Note, dated October 1, 1992, from Oglethorpe to Trust Company
              Bank, as trustee acting pursuant to a Trust Indenture, dated as of October 1, 1992, between Development Authority of Monroe County and Trust Company Bank.

4.9.3 (3) --  Trust Indenture, dated as of October 1, 1992, between Development
              Authority of Monroe County and Trust Company Bank, Trustee, relating to Development Authority of Monroe

               County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Scherer Project), Series 1992A.

4.10.1 (2) --  Loan Agreement, dated as of April 1, 1992, between Development
               Authority of Burke County and Oglethorpe relating to Development Authority of Burke County Adjustable Tender Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 1992A.

4.10.2 (2) --  Note, dated April 1, 1992, from Oglethorpe to Trust Company Bank, as trustee acting pursuant to a Trust Indenture, dated as of April 1, 1992, between Development Authority of Burke County and Trust Company Bank.

4.10.3 (2) --  Trust Indenture, dated as of April 1, 1992, between Development
               Authority of Burke County and Trust Company Bank, as trustee, relating to Development Authority of Burke County Adjustable Tender Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 1992A.

4.10.4(a)  --  First Amended and Restated Letter of Credit Reimbursement
(2) Agreement, dated as of June 1, 1992, between Credit Suisse and Oglethorpe relating to an Irrevocable Letter of Credit issued in connection with the Development Authority of Burke County Adjustable Tender Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 1992A.

4.10.4(b)  --  First Amendment to First Amended and Restated Letter of Credit
(2) Reimbursement Agreement, dated September 15, 1993, between Oglethorpe and Credit Suisse.

4.10.4(c)  --  Second Amendment to First Amended and Restated Letter of Credit
(2) Reimbursement Agreement, dated August 1, 1994, between Oglethorpe and Credit Suisse.

4.10.4(d)  --  Third Amendment to First Amended and Restated Letter of Credit
(2) Reimbursement Agreement, dated April 15, 1995, between Oglethorpe and Credit Suisse.

4.11.1 (4) --  Loan Agreement, dated as of December 1, 1992, between Development
               Authority of Burke County and Oglethorpe relating to Development Authority of Burke County Adjustable Tender Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 1993A.

4.11.2 (4) --  Note, dated December 1, 1992, from Oglethorpe to Trust Company
               Bank, as trustee acting pursuant to a Trust Indenture, dated as of December 1, 1992, between Development Authority of Burke County and Trust Company Bank.

4.11.3 (4) --  Trust Indenture, dated as of December 1, 1992, from Development
               Authority of Burke County to Trust Company Bank, as trustee, relating to Development Authority of Burke County Adjustable Tender Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 1993A.

4.11.4 (4) --  Interest Rate Swap Agreement, dated as of December 1, 1992, by and between Oglethorpe and AIG Financial Products Corp. relating to Development Authority of Burke County Adjustable Tender Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 1993A.

4.11.5 (4) --  Liquidity Guaranty Agreement, dated as of December 1, 1992, by and between Oglethorpe and AIG Financial Products Corp. relating to Development Authority of Burke County Adjustable Tender Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 1993A.

4.11.6 (2) -- Standby Bond Purchase Agreement, dated as of December 14, 1995, between Oglethorpe and Canadian Imperial Bank of Commerce, New York Agency, relating to Development Authority of Burke County Adjustable Tender Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 1993A.

4.11.7 (2) -- Standby Bond Purchase Agreement, dated as of November 30, 1994, between Oglethorpe and Credit Local de France, Acting through its New York Agency, relating to the Development Authority of Burke County Adjustable Tender Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 1994A.

4.12.1 (4) -- Loan Agreement, dated as of December 1, 1995, between Development
              Authority of Burke County and Oglethorpe relating to Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 1995.

4.12.2 (4) -- Indenture of Trust, dated as of December 1, 1995, between
              Development Authority of Burke County and SunTrust Bank, Atlanta, as trustee, relating to Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 1995.

*4.13.1    -- Loan Agreement, Loan No. T-840901, between Oglethorpe and
              Columbia Bank for Cooperatives, dated as of September 14, 1984. (Filed as Exhibit 4.14.1 to the Registrant's Form S-1 Registration Statement, File No. 33-7591, filed on October 9, 1986.)

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

*4.15.1    -- Loan Agreement, Loan No. T-830404, between Oglethorpe and
              Columbia Bank for Cooperatives, dated as of April 29, 1983. (Filed as Exhibit 4.18.1 to the Registrant's Form S-1 Registration Statement, File No. 33-7591, filed on October 9, 1986.)

*4.15.2    -- Promissory Note, Loan No. T-830404-1, in the original principal amount of $9,935,000, from Oglethorpe to Columbia Bank for Cooperatives, dated as of April 29, 1983. (Filed as Exhibit
              4.18.2 to the Registrant's Form S-1 Registration Statement, File No. 33-7591, filed on October 9, 1986.)

*4.15.3    -- Security Deed and Security Agreement, dated April 29, 1983, between Oglethorpe and Columbia Bank for Cooperatives.  (Filed as
              Exhibit 4.18.3 to the Registrant's Form S-1 Registration Statement, File No. 33-7591, filed on October 9, 1986.)

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

*10.1.1(b)--  Supplemental Participation Agreement No. 2. (Filed as Exhibit
              10.1.1(a) to the Registrant's Form S-1 Registration Statement, File No. 33-7591, filed on October 9, 1986.)

*10.1.1(c)--  Supplemental Participation Agreement No. 1, dated as of June 30,
              1987, among Oglethorpe as Lessee, IBM Credit Financing Corporation as Owner Participant, Wilmington Trust Company and The Citizens and Southern National Bank as Owner Trustee, The First National Bank of Atlanta, as Indenture Trustee, and Columbia Bank for Cooperatives, as Loan Participant. (Filed as
              Exhibit 10.1.1(c) to the Registrant's Form 10-K for the fiscal year ended December 31, 1987, File No. 33-7591.)

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

*10.1.3(a)--  Supporting Assets Lease No. 2, dated December 30, 1985, between
              Oglethorpe, Lessor, and Wilmington Trust Company and William J. Wade, as Owner Trustees, under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, Lessee, together with a Schedule identifying three substantially identical Supporting Assets Leases. (Filed as Exhibit 10.1.3 to the Registrant's Form S-1 Registration Statement, File No. 33-7591, filed on October 9, 1986.)

*10.1.3(b)--  First Amendment to Supporting Assets Lease No. 2, dated as of
              November 19, 1987, together with a Schedule identifying three substantially identical First Amendments to Supporting Assets Leases. (Filed as Exhibit 10.1.3(a) to the Registrant's Form 10-K for the fiscal year ended December 31, 1987, File No. 33-7591.)

*10.1.4(a)--  Supporting Assets Sublease No. 2, dated December 30, 1985, between Wilmington Trust Company and William J. Wade, as Owner Trustees under Trust Agreement No. 2 dated December 30, 1985, with Ford Motor Credit Company, Sublessor, and Oglethorpe, Sublessee, together with a Schedule identifying three substantially identical Supporting Assets Subleases. (Filed as
              Exhibit 10.1.4 to the Registrant's Form S-1 Registration Statement, File No. 33-7591, filed on October 9, 1986.)

*10.1.4(b)--  First Amendment to Supporting Assets Sublease No. 2, dated as of
              November 19, 1987, together with a Schedule identifying three substantially identical First Amendments to Supporting Assets Subleases. (Filed as Exhibit 10.1.4(a) to the Registrant's Form 10-K for the fiscal year ended December 31, 1987, File No. 33-7591.)

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

*10.1.7(a)--  Amendment to Consent, Amendment and Assumption No. 2, dated as of
              August 16, 1993, among Oglethorpe, Georgia Power Company, Municipal Electric Authority of Georgia, City of Dalton, Georgia, Gulf Power Company, Jacksonville Electric Authority, Florida Power & Light Company and Wilmington Trust Company and NationsBank of Georgia, N.A., as Owner Trustees under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, together with a Schedule identifying three substantially identical Amendments to Consents, Amendments and Assumptions. (Filed as Exhibit 10.1.9(a) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1993, File No. 33-7591.)

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

*10.3.1(a)--  Plant Robert W. Scherer Units Numbers One and Two Purchase and
              Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of May 15, 1980. (Filed as Exhibit
              10.6.1 to the Registrant's Form S-1 Registration Statement, File No. 33-7591, filed on October 9, 1986.)

*10.3.1(b)--  Amendment to Plant Robert W. Scherer Units Numbers One and Two
              Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of December 30, 1985. (Filed as Exhibit 10.1.8 to the Registrant's Form S-1 Registration Statement, File No. 33-7591, filed on October 9, 1986.)

*10.3.1(c)--  Amendment Number Two to the Plant Robert W. Scherer Units Numbers
              One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of

              July 1, 1986. (Filed as Exhibit 10.6.1(a) to the Registrant's Form 10-K for the fiscal year ended December 31, 1987, File No. 33-7591.)

*10.3.1(d)--  Amendment Number Three to the Plant Robert W. Scherer Units
              Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of August 1, 1988. (Filed as Exhibit 10.6.1(b) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1993, File No. 33-7591.)

*10.3.1(e)--  Amendment Number Four to the Plant Robert W. Scherer Units Number
              One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of December 31, 1990. (Filed as Exhibit 10.6.1(c) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1993, File No. 33-7591.)

*10.3.2(a)--  Plant Robert W. Scherer Units Numbers One and Two Operating
              Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of May 15, 1980. (Filed as Exhibit 10.6.2 to the Registrant's Form S-1 Registration Statement, File No. 33-7591, filed on October 9, 1986.)

*10.3.2(b)--  Amendment to Plant Robert W. Scherer Units Numbers One and Two
              Operating Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of December 30, 1985. (Filed as Exhibit 10.1.7 to the Registrant's Form S-1 Registration Statement, File No. 33-7591, filed on October 9, 1986.)

*10.3.2(c)--  Amendment Number Two to the Plant Robert W. Scherer Units Numbers
              One and Two Operating Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of December 31, 1990. (Filed as
              Exhibit 10.6.2(a) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1993, File No. 33-7591.)

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

*10.4.1(a)--  Alvin W. Vogtle Nuclear Units Numbers One and Two Purchase and
              Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of August 27, 1976. (Filed as Exhibit
              10.7.1 to the Registrant's Form S-1 Registration Statement, File No. 33-7591, filed on October 9, 1986.)

*10.4.1(b)--  Amendment Number One, dated January 18, 1977, to the Alvin W.
              Vogtle Nuclear Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia. (Filed as Exhibit 10.7.3 to the Registrant's Form 10-K for the fiscal year ended December 31, 1986, File No. 33-7591.)

*10.4.1(c)--  Amendment Number Two, dated February 24, 1977, to the Alvin W.
              Vogtle Nuclear Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia. (Filed as Exhibit 10.7.4 to the Registrant's Form 10-K for the fiscal year ended December 31, 1986, File No. 33-7591.)

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

*10.8.1(a)--  Wholesale Power Contract dated September 5, 1974, between
              Oglethorpe and Planters Electric Membership Corporation and all schedules thereto, the Supplemental Agreement dated September 5, 1974, between Oglethorpe and Planters Electric Membership Corporation, relating to such Wholesale Power Contract, and Amendment No. 1 to Wholesale Power Contract dated May 12, 1980, between Oglethorpe and Planters Electric Membership Corporation, together with a Schedule identifying 37 other substantially identical Wholesale Power Contracts, and an additional Wholesale Power Contract that is not substantially identical (filed herewith to reflect update to Schedule A to Wholesale Power Contract). (Filed as Exhibit 10.10 to the Registrant's Form S-1 Registration Statement, File No. 33-7591, filed on October 9, 1986.)

*10.8.1(b)--  Amended and Consolidated Wholesale Power Contract, dated as of
              December 1, 1988, between Oglethorpe and Planters Electric Membership Corporation and all schedules thereto, and the Amended and Consolidated Supplemental Agreement, dated
              December 1, 1988, between Oglethorpe and Planters Electric Membership Corporation, together with a Schedule identifying 37 other substantially identical Wholesale Power Contracts, and an additional

              Wholesale Power Contract that is not substantially identical. (Filed as Exhibit 10.10(a) to the Registrant's Form 10-K for the fiscal year ended December 31, 1988, File No. 33-7591.)

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

*10.11(a) --  Amendment No. 1 to Interconnection Agreement between Alabama
              Electric Cooperative, Inc. and Oglethorpe, dated as of April 22, 1994. (Filed as Exhibit 10.11(a) to the Registrant's Form 10-Q for the quarter ended June 30, 1994, File No. 33-7591.)

*10.11(b) --  Letter of Commitment (Firm Power Sale) Under Service Schedule J -
              Negotiated Interchange Service between Alabama Electric Cooperative, Inc. and Oglethorpe, dated March 31, 1994. (Filed as Exhibit 10.11(b) to the Registrant's Form 10-Q for the quarter ended June 30, 1994, File No. 33-7591.)

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

10.27 (5) --  Master Power Purchase and Sale Agreement between Enron Power
              Marketing, Inc. and Oglethorpe, dated as of January 3, 1996.

10.28 (6) --  Employment Agreement between Oglethorpe and T. D. Kilgore, dated as of December 20, 1995.

22.1      --  Subsidiary of Oglethorpe (not included because the subsidiary does not constitute a "significant subsidiary" under Rule 1-02(v) of Regulation S-X).

27.1      --  Financial Data Schedule (for SEC use only)

_________________

(1) Pursuant to 17 C.F.R. 229.601(b)(2), the schedules and exhibits to this document are identified on a list of schedules and exhibits included within this document and are not filed herewith; however the registrant hereby agrees that such schedules and exhibits will be provided to the Commission upon request.

(2) Pursuant to 17 C.F.R. 229.601(b)(4)(iii), this document is not filed herewith; however the registrant hereby agrees that such document will be provided to the Commission upon request.

(3) For the reason stated in footnote (2), this document and eight other substantially identical documents are not filed as exhibits to this Registration Statement.

(4) For the reason stated in footnote (2), this document and another substantially identical document are not filed as exhibits to this Registration Statement.

(5) Certain portions of this document have been omitted as confidential and filed separately with the Commission.

(6) Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

     All other schedules and exhibits are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements and related notes to financial statements.

(B)  REPORTS ON FORM 8-K.

     No reports on Form 8-K were filed by Oglethorpe for the quarter ended December 31, 1995.

                             SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of April 1996.

                                  OGLETHORPE POWER CORPORATION
                                  (AN ELECTRIC MEMBERSHIP GENERATION &
                                  TRANSMISSION CORPORATION)

                                  By:  /s/    J. CALVIN EARWOOD
                                     ----------------------------------------
                                     J. Calvin EARWOOD, CHAIRMAN OF THE BOARD

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Signature                            Title                       Date

/s/   J. CALVIN EARWOOD        Chairman of the Board,            April 1, 1996
- --------------------------     Director (Principal Executive
    J. CALVIN EARWOOD          Officer)

/s/   T. D. KILGORE            President and Chief Executive     April 1, 1996
- --------------------------     Officer (Principal Executive
    T. D. KILGORE              Officer)

/s/   GARY M. BULLOCK          Secretary-Treasurer (Principal    April 1, 1996
- --------------------------     Financial Officer)
     GARY M. BULLOCK

/s/   EUGEN HECKL              Senior Vice President and Chief   April 1, 1996
- --------------------------     Financial Officer (Principal
     EUGEN HECKL               Financial Officer)

/s/   LARRY N. BROWNLEE        Controller                        April 1, 1996
- --------------------------     (Principal Accounting Officer)
    LARRY N. BROWNLEE

/s/   JMON WARNOCK             Director                          April 1, 1996
- --------------------------
     JMON WARNOCK

/s/   CHARLES R. FENDLEY       Director                          April 1, 1996
- --------------------------
    CHARLES R. FENDLEY

/s/   GEORGE C. MARTIN         Director                          April 1, 1996
- --------------------------
    GEORGE C. MARTIN

/s/   J. G. MCCALMON           Director                          April 1, 1996
- --------------------------
   J. G. MCCALMON

/s/   D. A. ROBINSON, III      Director                          April 1, 1996
- --------------------------
   D. A. ROBINSON, III

/s/   JAMES E. ESTES           Director                          April 1, 1996
- --------------------------
     JAMES E. ESTES

/s/   LARRY N. CHADWICK        Director                          April 1, 1996
- --------------------------
   LARRY N. CHADWICK

/s/   SIMMIE KING              Director                          April 1, 1996
- --------------------------
      SIMMIE KING

/s/   W. F. FARR               Director                          April 1, 1996
- --------------------------
      W. F. FARR

/s/   GARY T. DRAKE            Alternate Director                April 1, 1996
- --------------------------
     GARY T. DRAKE

/s/   JEFF S. PIERCE, JR.      Director                          April 1, 1996
- --------------------------
   JEFF S. PIERCE, JR.

/s/   DONALD C. COOPER         Director                          April 1, 1996
- --------------------------
   DONALD C. COOPER

/s/   RAY MEADERS              Director                          April 1, 1996
- --------------------------
      RAY MEADERS

/s/   MAC F. OGLESBY           Director                          April 1, 1996
- --------------------------
      MAC F. OGLESBY

/s/   BENNY W. DENHAM          Director                          April 1, 1996
- --------------------------
     BENNY W. DENHAM

/s/   E. L. MCLOCKLIN          Director                          April 1, 1996
- --------------------------
     E. L. MCLOCKLIN

/s/   SAM RABUN                Director                          April 1, 1996
- --------------------------
        SAM RABUN

/s/   E. J. MARTIN, JR.        Director                          April 1, 1996
- --------------------------
   E. J. MARTIN, JR.

/s/   JIM M. KNIGHT            Director                          April 1, 1996
- --------------------------
      JIM M. KNIGHT

/s/   RONNIE FLEEMAN           Director                          April 1, 1996
- --------------------------
     RONNIE FLEEMAN

/s/   D. LAMAR COOPER          Director                          April 1, 1996
- --------------------------
     D. LAMAR COOPER

/s/   BARRY H. MARTIN          Director                          April 1, 1996
- --------------------------
      BARRY H. MARTIN

/s/   JOHN B. FLOYD, JR.       Director                          April 1, 1996
- --------------------------
    JOHN B. FLOYD, JR.

/s/   STEVE RAWL, SR.          Director                          April 1, 1996
- --------------------------
     STEVE RAWL, SR.

/s/   JAMES GRUBBS             Director                          April 1, 1996
- --------------------------
      JAMES GRUBBS

/s/   SAMMY M. JENKINS         Director                          April 1, 1996
- --------------------------
     SAMMY M. JENKINS

/s/   J. M. SHERRER            Director                          April 1, 1996
- --------------------------
     J. M. SHERRER

/s/   JACK D. VICKERS          Director                          April 1, 1996
- --------------------------
     JACK D. VICKERS

/s/   C. W. COX, JR.           Director                          April 1, 1996
- --------------------------
     C. W. COX, JR.

/s/   JOHNNIE CRUMBLEY         Director                          April 1, 1996
- --------------------------
     JOHNNIE CRUMBLEY

/s/   JARNETT W. WIGINGTON     Director                          April 1, 1996
- --------------------------
   JARNETT W. WIGINGTON

/s/   BOB JERNIGAN             Director                          April 1, 1996
- --------------------------
      BOB JERNIGAN

/s/   C. WILLARD MIMS          Director                          April 1, 1996
- --------------------------
      C. WILLARD MIMS

/s/   THOMAS NOLES             Director                          April 1, 1996
- --------------------------
      THOMAS NOLES

/s/   ROY TOLLERSON, JR.       Director                          April 1, 1996
- --------------------------
   ROY TOLLERSON, JR.

/s/   HUBERT HANCOCK           Director                          April 1, 1996
- --------------------------
      HUBERT HANCOCK

/s/   HENDRIX B. WILEY, JR.    Director                          April 1, 1996
- --------------------------
   HENDRIX B. WILEY, JR.

/s/   W. W. ARCHER             Director                          April 1, 1996
- --------------------------
      W. W. ARCHER

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