Form 10-Q
period 1996-03-31
OGLETHORPE POWER CORP
filed 1996-05-15
CIK 788816

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

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                         OR

         [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                          THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________

                               ____________________

                              COMMISSION FILE NO. 33-7591

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

                          OGLETHORPE POWER CORPORATION

                      INDEX TO QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED MARCH 31, 1996

                                                                      PAGE NO.

PART I - FINANCIAL INFORMATION

    Item 1.   Financial Statements

        Condensed Balance Sheets as of March 31, 1996 (Unaudited)
        and December 31, 1995                                             3

        Condensed Statements of Revenues and Expenses (Unaudited)
        for the Three Months Ended March 31, 1996 and 1995                5

        Condensed Statements of Cash Flows (Unaudited)
        for the Three Months Ended March 31, 1996 and 1995                6

        Notes to the Condensed Financial Statements                       7

    Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations               8


PART II - OTHER INFORMATION

    Item 6.   Exhibits and Reports on Form 8-K                           12


SIGNATURES                                                               13


PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS



OGLETHORPE POWER CORPORATION
CONDENSED BALANCE SHEETS
MARCH 31, 1996 AND DECEMBER 31, 1995
- -------------------------------------------------------------------------------------
                                                             (dollars in thousands)

                                                              1996            1995
             ASSETS                                        (Unaudited)
                                                           --------------------------
ELECTRIC PLANT, AT ORIGINAL COST:
  In service                                                $5,696,887     $5,699,213
  Less: Accumulated provision for depreciation              (1,389,588)    (1,362,431)
                                                            ----------     ----------
                                                             4,307,299      4,336,782
  Nuclear fuel, at amortized cost                               96,075         94,013
  Plant acquisition adjustments, at amortized cost               4,949          5,214
  Construction work in progress                                 41,617         35,753
                                                            ----------     ----------
                                                             4,449,940      4,471,762
                                                            ----------     ----------
INVESTMENTS AND FUNDS:
  Bond, reserve and construction funds, at market               53,079         56,511
  Decommissioning fund, at market                               75,652         74,492
  Investment in associated organizations, at cost               15,502         15,853
                                                            ----------     ----------
                                                               144,233        146,856
                                                            ----------     ----------
CURRENT ASSETS:
  Cash and temporary cash investments, at cost                 148,146        201,151
  Other short-term investments, at market                       89,118         79,165
  Receivables                                                  100,927         99,559
  Inventories, at average cost                                  86,086         82,949
  Prepayments and other current assets                          17,325         14,325
                                                            ----------     ----------
                                                               441,602        477,149
                                                            ----------     ----------
DEFERRED CHARGES:
  Premium and loss on reacquired debt, being amortized         207,663        200,794
  Deferred amortization of Scherer leasehold                    87,994         87,134
  Discontinued projects, being amortized                        23,795         24,305
  Deferred debt expense, being amortized                        20,905         21,135
  Other                                                         15,772          9,361
                                                            ----------     ----------
                                                               356,129        342,729
                                                            ----------     ----------
                                                            $5,391,904     $5,438,496
                                                            ----------     ----------
                                                            ----------     ----------


The accompanying notes are an integral part of these condensed statements.


OGLETHORPE POWER CORPORATION
CONDENSED BALANCE SHEETS
MARCH 31, 1996 AND DECEMBER 31, 1995
- -------------------------------------------------------------------------------------
                                                              (dollars in thousands)

                                                                1996           1995
     EQUITIES AND LIABILITIES                               (Unaudited)
                                                            -------------------------
CAPITALIZATION:
  Patronage capital and membership fees (including
   unrealized gains of $2,488 at March 31, 1996 and
   $3,570 at December 31, 1995 on available-for-sale
   securities)                                                $346,797       $338,891

  Long-term debt                                             4,181,779      4,207,320
  Obligations under capital leases                             295,779        296,478
                                                            ----------     ----------
                                                             4,824,355      4,842,689
                                                            ----------     ----------
CURRENT LIABILITIES:
  Long-term debt and capital leases due within one year         98,485         89,675
  Deferred margins to be refunded within one year               21,859         32,047
  Accounts payable                                              39,759         48,855
  Accrued interest                                              72,433         91,096
  Accrued and withheld taxes                                     8,165          1,785
  Other current liabilities                                     12,775         18,007
                                                            ----------     ----------
                                                               253,476        281,465
                                                            ----------     ----------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Gain on sale of plant, being amortized                        60,283         60,868
  Sale of income tax benefits, being amortized                  48,186         50,194
  Accumulated deferred income taxes                             65,510         65,510
  Decommissioning reserve                                      115,688        114,049
  Other                                                         24,406         23,721
                                                            ----------     ----------
                                                               314,073        314,342
                                                            ----------     ----------
                                                            $5,391,904     $5,438,496
                                                            ----------     ----------
                                                            ----------     ----------


The accompanying notes are an integral part of these condensed statements.


OGLETHORPE POWER CORPORATION
CONDENSED STATEMENTS OF REVENUES AND EXPENSES (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
- -------------------------------------------------------------------------------------
                                                         (dollars in thousands)

                                                        1996                  1995
                                                       ------------------------------
OPERATING REVENUES:
   Sales to Members                                  $ 246,458             $ 227,849
   Sales to non-Members                                 29,243                29,698
                                                     ---------             ---------
     TOTAL OPERATING REVENUES                          275,701               257,547
                                                     ---------             ---------

OPERATING EXPENSES:
  Fuel                                                  48,240                47,517
  Production                                            30,369                32,243
  Purchased power                                       69,076                59,947
  Power delivery                                         3,658                 3,921
  Depreciation and amortization                         36,526                32,884
  Taxes other than income taxes                          7,384                 5,891
  Other operating expenses                               6,880                 6,462
                                                     ---------             ---------
     TOTAL OPERATING EXPENSES                          202,133               188,865
                                                     ---------             ---------
OPERATING MARGIN                                        73,568                68,682
                                                     ---------             ---------

OTHER INCOME (EXPENSE):
  Interest income                                        4,060                 3,312
  Amortization of deferred margins                      10,188                 6,462
  Allowance for equity funds used during construction       47                   761
  Other                                                  2,642                 2,834
                                                     ---------             ---------
     TOTAL OTHER INCOME                                 16,937                13,369
                                                     ---------             ---------

INTEREST CHARGES:
  Interest on long-term-debt and other obligations      82,031                83,008
  Allowance for debt funds used during construction       (514)               (9,419)
                                                     ---------             ---------
     NET INTEREST CHARGES                               81,517                73,589
                                                     ---------             ---------

NET MARGIN                                           $   8,988             $   8,462
                                                     ---------             ---------
                                                     ---------             ---------


The accompanying notes are an integral part of these condensed statements.


OGLETHORPE POWER CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
- -------------------------------------------------------------------------------------

                                                              (dollars in thousands)

                                                                 1996          1995
                                                              -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net margin                                                  $  8,988       $  8,462
                                                              --------       --------
  ADJUSTMENTS TO RECONCILE NET MARGIN TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES:
    Depreciation and amortization                               39,425         47,704
    Amortization of deferred margins                           (10,188)        (6,462)
    Allowance for equity funds used during construction            (47)          (761)
    Other                                                         (859)          (843)

  CHANGE IN NET CURRENT ASSETS, EXCLUDING
    LONG-TERM DEBT DUE WITHIN ONE YEAR AND DEFERRED MARGINS
    TO BE REFUNDED WITHIN ONE YEAR:
    Receivables                                                 (1,368)        (1,484)
    Inventories                                                 (3,137)        (8,291)
    Prepayments and other current assets                        (3,000)         3,465
    Accounts payable                                            (9,096)       (11,099)
    Accrued interest                                             6,380          6,235
    Accrued and withheld taxes                                 (18,663)       (79,781)
    Other current liabilities                                   (5,232)        (7,260)
                                                              --------       --------
      TOTAL ADJUSTMENTS                                         (5,785)       (58,577)
                                                              --------       --------
    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          3,203        (50,115)
                                                              --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                           (24,824)       (36,086)
  Net proceeds from bond, reserve and construction funds         2,397         11,712
  Decrease in investment in associated organizations               351            636
  Increase in other short-term investments                     (10,000)       (17,107)
  Increase (decrease) in decommissioning fund                      729         (1,041)
                                                              --------       --------
    NET CASH USED IN INVESTING ACTIVITIES                      (31,347)       (41,886)
                                                              --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Debt proceeds, net                                                 -         88,545
  Debt payments                                                (25,366)      (124,534)
  Other                                                            505           (412)
                                                              --------       --------
    NET CASH USED IN FINANCING ACTIVITIES                      (24,861)       (36,401)
                                                              --------       --------
NET DECREASE IN CASH AND TEMPORARY CASH INVESTMENTS            (53,005)      (128,402)
CASH AND TEMPORARY CASH INVESTMENTS AT BEGINNING OF PERIOD     201,151        190,642
                                                              --------       --------
CASH AND TEMPORARY CASH INVESTMENTS AT END OF PERIOD          $148,146       $ 62,240
                                                              ========       ========
CASH PAID FOR:
  Interest (net of amounts capitalized)                        $96,769       $149,265
  Income taxes                                                       -              -


The accompanying notes are an integral part of these condensed statements.

                           OGLETHORPE POWER CORPORATION
                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                             MARCH 31, 1996 AND 1995

(A) The condensed financial statements included herein have been prepared by Oglethorpe Power Corporation (Oglethorpe), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission
     (SEC). In the opinion of management, the information furnished herein reflects all adjustments (which included only normal recurring adjustments) necessary to present fairly, in all material respects, the results for the periods ended March 31, 1996 and 1995. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations, although Oglethorpe believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in Oglethorpe's latest Annual Report on Form 10-K, as filed with the SEC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
As a means of reducing the cost of power provided to the Members, on January 3, 1996, Oglethorpe entered into a power supply swap agreement with Enron Power Marketing, Inc. (EPMI). The agreement, effective January 4, 1996 through April 30, 1996, required EPMI to sell to Oglethorpe at a favorable fixed rate all the energy necessary to meet the Members' requirements. Pursuant to the agreement, Oglethorpe was required to sell to EPMI at cost, subject to certain limitations, upon request all energy available from Oglethorpe's total power resources. Under the agreement, Oglethorpe maintained the responsibility of operating the power supply system and continued to dispatch the generating resources to ensure system reliability. See "OPERATING REVENUES" and "OPERATING EXPENSES" below for a discussion of the impact of the power supply swap agreement on first quarter 1996 results of operations. On April 30, 1996, Oglethorpe and EPMI entered into an agreement which extended the term of this power supply swap agreement, with certain modifications, from May 1, 1996 through August 31, 1996.

On February 7, 1996, Oglethorpe issued a Request for Proposals (RFP) to selected bidders for a long-term power supply arrangement. This RFP did not seek a specific amount of power; instead, it requested proposals for meeting the combined power needs of the Members with term options ranging from two to 15 years. Currently, discussions are focused on proposals from EPMI, LG&E Power Marketing Inc. and a joint proposal from Duke/Louis Dreyfus LLC & Georgia Power Company (GPC). The current four-month agreement with EPMI will provide the energy needed to serve the Members while Oglethorpe finalizes a long-term power supply arrangement.

RESULTS OF OPERATIONS
Oglethorpe's net margin for the quarter ended March 31, 1996 was $9.0 million compared to $8.5 million for the first quarter of 1995.

OPERATING REVENUES
The increase in Member revenues for the three months ended March 31, 1996 compared to the same period of 1995 was due to the recovery of additional fixed costs of the Rocky Mountain Project (Rocky Mountain) and the increased fixed cost responsibility resulting from the scheduled end of Sell-back revenues from GPC under the plant operating agreements (discussed below). Energy revenues from sales to Members for the three-month period of 1996 were virtually unchanged from the same period of the prior year despite the fact that megawatt-hour (MWh) sales increased 15.5% due to prolonged colder than normal weather. Oglethorpe achieved substantial savings in energy costs in the first quarter under the power supply swap agreement with EPMI which were passed through to the Members. Oglethorpe's average energy revenue per MWh for the first quarter of 1996 was 14% less than the same period of 1995.

Sales to non-Members were primarily made pursuant to three different types of contractual arrangements with GPC and from energy sales to other non-Member utilities. The following table summarizes the amounts of non-Member revenues from these sources for the three months ended March 31, 1996 and 1995:

                                Three Months Ended March 31,
                                    1996           1995
                                 --------------------------
                                   (dollars in thousands)
Plant operating agreements        $    -        $ 5,892
Power supply arrangements           4,718         7,316
Transmission agreements             3,372         2,995
Other utilities                    21,153        13,495
                                  -------       -------
       Total                      $29,243       $29,698
                                  =======       =======

While total revenues from non-Members were virtually the same, revenues from sales to utilities other than GPC increased significantly and revenues from the plant operating agreements and power supply arrangements with GPC were significantly lower.

Under the plant operating agreements, GPC purchased capacity and energy from Oglethorpe on a declining scale in the early years of operation of certain co-owned generating units. As scheduled, effective June 1, 1995, revenues from GPC pursuant to the plant operating agreements ended.

The second source of non-Member revenues is derived pursuant to power supply arrangements with GPC. These revenues are derived from energy sales arising from dispatch situations whereby GPC causes Plant Wansley to be operated when Oglethorpe's system does not require all of its contractual entitlement to the generation. These revenues compensate Oglethorpe for its costs since, under the operating agreements, Oglethorpe is responsible for its share of fuel costs any time a unit operates. Such sales were significantly lower in the first quarter of 1996 compared to the same period of 1995.

Revenues from sales to non-Member utilities (other than GPC) increased substantially due to a 12.5% increase in MWh sales in the three months ended March 31, 1996 compared to the same period of 1995. As discussed under "General" above, this increase was due to EPMI marketing available energy from Oglethorpe's total power resources. Under the power supply swap agreement, sales to non-Member utilities are effectively transacted with EPMI while in 1995 these sales were made by Oglethorpe directly with the non-Member utilities. All profits on sales made by EPMI to other utilities from Oglethorpe's resources accrue to EPMI.

OPERATING EXPENSES
The increase in operating expenses for the three months ended March 31, 1996 compared to the same period of 1995 was primarily attributable to an increase in purchased power. In 1996, purchased power energy costs and MWhs increased by 42% and 39%, respectively, as EPMI utilized purchased resources to provide Oglethorpe's Member load and for increased sales to other utilities.

Depreciation and amortization and taxes other than income taxes (property taxes) increased due to the commercial operation of Rocky Mountain in June 1995.

OTHER INCOME
Other income for the first quarter of 1996 increased compared to the same period of 1995 primarily as a result of higher income from amortization of deferred margins. Oglethorpe's Board of Directors authorizes the amount of deferred margins to be returned to the Members each year. For 1996, the remaining amount of $32 million was authorized as compared to $16 million for 1995. Interest income increased due to higher average cash balances during the first quarter of 1996 compared to the same period of 1995.

INTEREST CHARGES
The increase in net interest charges for the three months ended March 31, 1996 compared to 1995 resulted from Rocky Mountain becoming commercially operable in June 1995.

FINANCIAL CONDITION
Total assets and total equity plus liabilities as of March 31, 1996 were $5.4 billion which was $47 million less than the total at December 31, 1995.

ASSETS
Property additions for the three months ended March 31, 1996 totaled $25 million and included additions, replacements and improvements to transmission and distribution facilities and existing generation facilities.

The decrease in cash and temporary cash investments was partly due to property additions funded from cash, premiums paid on refinanced debt and scheduled debt service payments.

Other short-term investments represent investments whose maturity periods exceed Oglethorpe's policy of three months for classification as cash equivalents. During the first quarter of 1996, an additional $10 million was transferred into investments with maturities of more than three months.

Prepayments and other current assets increased primarily due to a $3 million increase in the payment made to GPC for estimates of Plant Hatch and Plant Wansley operations and maintenance costs for April 1996 compared to the estimate paid for January 1996.

The increase in other deferred charges primarily resulted from the deferral of $6.3 million of nuclear refueling outage costs related to Vogtle Unit No. 1 and Hatch Unit No. 1 which will be recovered through rates over a period of eighteen months.

EQUITY AND LIABILITIES
Deferred margins to be refunded within one year decreased by $10.2 million which is the amount that was refunded to the Members for the first three months of 1996.

Accounts payable declined as of March 31, 1996 as a result of normal variations in the timing of payables activity.

Accrued interest decreased primarily due to normal payments and accruals of interest.

Accrued and withheld taxes increased as a result of the normal monthly accruals of property taxes, which are generally paid in the fourth quarter of the year.

Other current liabilities decreased partly due to the year-end accrual for employee incentive pay (subsequently paid in March 1996) and partly due to normal activity.

PART II -   OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
        (A)   EXHIBITS

  Number        Description
- -----------     -----------
  *10.27(a)     Extension and Modification Agreement between Enron Power
                Marketing, Inc. and Oglethorpe, dated as of April 30, 1996.

   27.1         Financial Data Schedule (for SEC use only).

_______________________

* Certain portions of this document have been omitted as confidential and filed separately with the SEC.

        (B)   REPORTS ON FORM 8-K
No reports on Form 8-K were filed by Oglethorpe for the quarter ended March 31, 1996.

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

                                      Oglethorpe Power Corporation
                                      (An Electric Membership
                                      Generation & Transmission
                                      Corporation)



Date:  May 14, 1996              By:  /s/ T. D. Kilgore
                                      ---------------------------------
                                          T. D. Kilgore
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)



Date:  May 14, 1996                   /s/ Gary M. Bullock
                                      ---------------------------------
                                          Gary M. Bullock
                                      Secretary-Treasurer
                                      (Principal Financial Officer)



Date:  May 14, 1996                   /s/ Eugen Heckl
                                      ---------------------------------
                                          Eugen Heckl
                                      Senior Vice President and Chief
                                      Financial Officer (Principal Financial
                                      Officer)