Form 10-Q
period 1996-06-30
OGLETHORPE POWER CORP
filed 1996-08-14
CIK 788816

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                             --------------------

                                   FORM 10-Q

(MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                      OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________

                          COMMISSION FILE NO. 33-7591

                             --------------------

                         OGLETHORPE POWER CORPORATION
        (AN ELECTRIC MEMBERSHIP GENERATION & TRANSMISSION CORPORATION)
            (Exact name of registrant as specified in its charter)

           GEORGIA                                        58-1211925
 (State or other jurisdiction of                      (I.R.S. employer
 incorporation or organization)                       identification no.)

         POST OFFICE BOX 1349
       2100 EAST EXCHANGE PLACE
           TUCKER, GEORGIA                                 30085-1349
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code        (770) 270-7600


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject of such
filing requirements for the past 90 days.    YES  X      NO
                                                ------       ------
          Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. THE REGISTRANT IS A MEMBERSHIP CORPORATION AND HAS NO AUTHORIZED OR OUTSTANDING EQUITY SECURITIES.

================================================================================

                         OGLETHORPE POWER CORPORATION

                    INDEX TO QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1996


                                                                      PAGE NO.
                                                                      --------

PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements

        Condensed Balance Sheets as of June 30, 1996 (Unaudited)
        and December 31, 1995                                            3

        Condensed Statements of Revenues and Expenses (Unaudited)
        for the Three Months and Six Months Ended
        June 30, 1996 and 1995                                           5

        Condensed Statements of Cash Flows (Unaudited)
        for the Six Months Ended June 30, 1996 and 1995                  6

        Notes to the Condensed Financial Statements                      7

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 8

PART II - OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K                             14


SIGNATURES                                                              15

PART I -  FINANCIAL INFORMATION
Item 1.  Financial Statements


Oglethorpe Power Corporation
Condensed Balance Sheets
June 30, 1996 and December 31, 1995

- --------------------------------------------------------------------------------------------------
                                                                       (dollars in thousands)
                                                                    1996                1995
                             Assets                              (Unaudited)
                                                                -----------------------------------
Electric plant, at original cost:
  In service                                                      $5,707,194           $5,699,213
  Less:  Accumulated provision for depreciation                   (1,423,852)          (1,362,431)
                                                                --------------       --------------
                                                                   4,283,342            4,336,782
  Nuclear fuel, at amortized cost                                     99,313               94,013
  Plant acquisition adjustments, at amortized cost                     4,684                5,214
  Construction work in progress                                       43,827               35,753
                                                                --------------       --------------
                                                                   4,431,166            4,471,762
                                                                --------------       --------------

Investments and funds:
  Bond, reserve and construction funds, at market                     52,448               56,511
  Decommissioning fund, at market                                     76,871               74,492
  Investment in associated organizations, at cost                     15,464               15,853
                                                                --------------       --------------
                                                                     144,783              146,856
                                                                --------------       --------------

Current assets:
  Cash and temporary cash investments, at cost                       152,371              201,151
  Other short-term investments, at market                             89,829               79,165
  Receivables                                                        109,716               99,559
  Inventories, at average cost                                        88,062               82,949
  Prepayments and other current assets                                14,515               14,325
                                                                --------------       --------------
                                                                     454,493              477,149
                                                                --------------       --------------

Deferred charges:
  Premium and loss on reacquired debt, being amortized               205,200              200,794
  Deferred amortization of Scherer leasehold                          88,855               87,134
  Discontinued projects, being amortized                              23,286               24,305
  Deferred debt expense, being amortized                              20,663               21,135
  Other                                                               20,950                9,361
                                                                --------------       --------------
                                                                     358,954              342,729
                                                                --------------       --------------
                                                                  $5,389,396           $5,438,496
                                                                 =============        =============

The accompanying notes are an integral part of these condensed statements.


Oglethorpe Power Corporation
Condensed Balance Sheets
June 30, 1996 and December 31, 1995
- -----------------------------------------------------------------------------------------------------------
                                                                                   (dollars in thousands)


                                                                           1996
                        Equities and Liabilities                         (Unaudited)               1996
                                                                        -----------------------------------
Capitalization:
  Patronage capital and membership fees (including unrealized gains of $2,851 at June 30, 1996 and $3,570 at
    December 31, 1995 on available-for-sale securities)                   $  351,893           $  338,891
  Long-term debt                                                           4,140,978            4,207,320
  Obligations under capital leases                                           295,080              296,478
                                                                        --------------       --------------
                                                                           4,787,951            4,842,689
                                                                        --------------       --------------


Current liabilities:
  Long-term debt and capital leases due within one year                      121,929               89,675
  Deferred margins to be refunded within one year                             14,893               32,047
  Accounts payable                                                            34,239               48,855
  Accrued interest                                                            87,189               91,096
  Accrued and withheld taxes                                                  15,471                1,785
  Other current liabilities                                                   12,865               18,007
                                                                        --------------       --------------
                                                                             286,586              281,465
                                                                        --------------       --------------


Deferred credits and other liabilities:
  Gain on sale of plant, being amortized                                      59,698               60,868
  Sale of income tax benefits, being amortized                                46,178               50,194
  Accumulated deferred income taxes                                           65,510               65,510
  Decommissioning reserve                                                    118,389              114,049
  Other                                                                       25,084               23,721
                                                                        --------------       --------------
                                                                             314,859              314,342
                                                                        --------------       --------------
                                                                          $5,389,396           $5,438,496
                                                                         =============        =============


The accompanying notes are an integral part of these condensed statements.

Oglethorpe Power Corporation
Condensed Statements of Revenues and Expenses (Unaudited)
For the Three and Six Months Ended June 30, 1996 and 1995
- --------------------------------------------------------------------------------

                                                                   (dollars in thousands)
                                                       Three Months Ended     Six Months Ended
                                                             June 30,             June 30,
                                                         1996      1995        1996      1995
                                                       --------- ---------   -------- ---------
Operating revenues:
   Sales to Members                                    $255,981  $252,468   $502,439  $480,317
   Sales to non-Members                                  19,247    28,760     43,478    58,459
                                                       --------- ---------   -------- ---------
     Total operating revenues                           275,228   281,228    545,917   538,776
                                                       --------- ---------   -------- ---------

Operating expenses:
  Fuel                                                   55,418    54,154    103,658   101,671
  Production                                             31,628    29,623     61,997    61,865
  Purchased power                                        58,162    61,567    122,226   121,514
  Power delivery                                          4,206     4,146      7,864     8,067
  Depreciation and amortization                          36,564    34,255     73,090    67,139
  Taxes other than income taxes                           7,342     6,529     14,726    12,420
  Other operating expenses                                9,394     8,906     16,274    15,368
                                                       --------- ---------   -------- ---------
     Total operating expenses                           202,714   199,180    399,835   388,044
                                                       --------- ---------   -------- ---------
Operating margin                                         72,514    82,048    146,082   150,732
                                                       --------- ---------   -------- ---------

Other income (expense):
  Interest income                                         4,680     4,599      8,740     7,911
  Amortization of deferred margins                        6,966     4,958     17,154    11,420
  Allowance for equity funds used during construction        43       806         90     1,567
  Other                                                   2,394     3,429      5,036     6,263
                                                       --------- ---------   -------- ---------
     Total other income                                  14,083    13,792     31,020    27,161
                                                       --------- ---------   -------- ---------

Interest charges:
  Interest on long-term-debt and other obligations       82,329    85,524    164,360   168,532
  Allowance for debt funds used during construction        (464)   (9,976)      (978)  (19,395)
                                                       --------- ---------   -------- ---------
     Net interest charges                                81,865    75,548    163,382   149,137
                                                       --------- ---------   -------- ---------

Net margin                                               $4,732   $20,292    $13,720   $28,756
                                                        ========  ========   =======  =========

The accompanying notes are an integral part of these condensed statements.

Oglethorpe Power Corporation
Condensed Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 1996 and 1995

- -------------------------------------------------------------------------------------------------------------
                                                                                  (dollars in thousands)

                                                                                 1996               1995
                                                                            ---------------------------------
Cash flows from operating activities:
   Net margin                                                                  $  13,720           $  28,756
                                                                            -------------       -------------

   Adjustments to reconcile net margin to net cash
      provided by operating activities:
        Depreciation and amortization                                             88,441              98,020
        Amortization of deferred margins                                         (17,154)            (11,420)
        Allowance for equity funds used during construction                          (90)             (1,567)
        Other                                                                     (1,232)               (573)

   Change in net current assets, excluding
      long-term debt due within one year and deferred margins
      to be refunded within one year:
        Receivables                                                              (10,157)            (31,136)
        Inventories                                                               (5,113)             (7,838)
        Prepayments and other current assets                                        (189)              2,920
        Accounts payable                                                         (14,616)            (23,678)
        Accrued interest                                                          (3,907)            (78,959)
        Accrued and withheld taxes                                                13,686              13,775
        Other current liabilities                                                 (5,142)             (1,662)
                                                                            -------------       -------------
          Total adjustments                                                       44,527             (42,118)
                                                                            -------------       -------------
       Net cash provided by (used in) operating activities                        58,247             (13,362)
                                                                            -------------       -------------

Cash flows from investing activities:
     Property additions                                                          (51,727)            (84,070)
     Net proceeds from bond, reserve and construction funds                        2,664              11,200
     Decrease in investment in associated organizations                              389                 912
     Increase in other short-term investments                                     (9,984)            (28,130)
     Increase in decommissioning fund                                             (3,245)             (3,274)
                                                                            -------------       -------------
       Net cash used in investing activities                                     (61,903)           (103,362)
                                                                            -------------       -------------

Cash flows from financing activities:
     Debt proceeds, net                                                              397             142,112
     Debt payments                                                               (42,430)           (139,424)
     Other                                                                        (3,091)                (19)
                                                                            -------------       -------------
       Net cash used in (provided by) financing activities                       (45,124)              2,669
                                                                            -------------       -------------
Net decrease in cash and temporary cash investments                              (48,780)           (114,055)
Cash and temporary cash investments at beginning of period                       201,151             190,642
                                                                            -------------       -------------

Cash and temporary cash investments at end of period                           $ 152,371           $  76,587
                                                                             ============        ============


Cash paid for:
     Interest (net of amounts capitalized)                                     $ 157,883           $ 218,475
     Income taxes                                                                      -                   -

The accompanying notes are an integral part of these condensed statements.

                         OGLETHORPE POWER CORPORATION
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                            JUNE 30, 1996 AND 1995


(A) The condensed financial statements included herein have been prepared by Oglethorpe Power Corporation (Oglethorpe), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the information furnished herein reflects all adjustments (which included only normal recurring adjustments) necessary to present fairly, in all material respects, the results for the periods ended June 30, 1996 and 1995. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations, although Oglethorpe believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in Oglethorpe's latest Annual Report on Form 10-K, as filed with the SEC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

Proposed Restructuring

As reported in its Annual Report on Form 10-K for the fiscal year ended December 31, 1995, Oglethorpe is planning to divide itself into three specialized companies to respond to increasing competition in the electric industry. In June and July of 1996, the Boards of Directors of Oglethorpe, Georgia Transmission Corporation (GTC) and Georgia System Operations Corporation (GSOC) unanimously approved a First Amended and Restated Restructuring Agreement (the Restructuring Agreement) which sets forth the terms and conditions on which the restructuring and related changes would occur. The current target date for full implementation of the restructuring is January 1, 1997.

Under the Restructuring Agreement, Oglethorpe would transfer its transmission business and assets to GTC, a newly formed Electric Member Corporation, which would thereafter own and operate the transmission system and provide transmission services to the Members, Oglethorpe and third parties. Oglethorpe's investment in transmission and distribution plant less accumulated depreciation as of December 31, 1995 was approximately $650 million. The purchase price for the transmission business would be based on an appraisal of the fair market value of such business as of January 1, 1997, determined by an independent appraiser. The purchase price would be paid by GTC's assumption of a portion of Oglethorpe's long-term secured debt and by cash obtained through third-party borrowing. Oglethorpe also would make a special patronage capital distribution to the Members which could be used by the Members to establish equity in and to provide initial working capital to GTC.

Oglethorpe would transfer its system operations business, consisting of its operations center and related computer and dispatch equipment (with approximately $10 million of net book value), to GSOC, a newly formed non-profit corporation. GSOC would thereafter own and operate the operations center and provide system operations services to the Members, Oglethorpe, GTC and third parties.

Under the restructuring, it is expected that Oglethorpe's Members would become members of GTC and GSOC and execute an agreement (the Member Agreement) as to those matters contemplated in the Restructuring Agreement that directly involve the Members in their capacities as separate corporations. In June and July of 1996, the Boards of Directors of Oglethorpe, GTC and GSOC unanimously approved the Member Agreement. The Member Agreement specifies the form of the new wholesale power contract, transmission contracts and system operations contracts to be signed by the Members. The Member Agreement and related contracts and documents have been distributed to the Members for consideration and approval by their own Boards of Directors. The Member Boards have been requested to take action on the documents by early September 1996.

In addition to continuing to serve as Chief Executive Officer (CEO) of Oglethorpe, T.D. Kilgore will also serve as CEO of both GTC and GSOC. The GTC Board of Directors recently elected G. Stanley Hill, currently Sr. Vice President - External Affairs, as the Interim Chief Operating Officer (COO) of GTC. Mr. Hill, who is retiring from Oglethorpe this fall after a 20-year career, will serve in the new position while a search for a permanent COO proceeds. The GTC Board also elected Barbara Hampton, formerly Manager of Corporate Planning for Oglethorpe, as GTC's Vice President of Finance & Administration. Jerry J. Saacks, who has recently served as a consultant in Oglethorpe's system operations function and previously was employed by Entergy, was elected by the GSOC Board of Directors as Interim COO.

The restructuring remains subject to a number of conditions, including (1) receiving a favorable ruling from the Internal Revenue Service that implementation of the new governance structure would not affect Oglethorpe's status as a cooperative for federal income tax purposes, (2) execution of the Member Agreement by the Members and execution of new wholesale power contracts, transmission contracts and system operations contracts as specified in the Member Agreement, (3) RUS approval of the restructuring, (4) governmental, lender and other third party consents, authorizations, waivers, orders and approvals, (5) receipt by GTC of certain capital contributions by the Members and (6) assurances from rating agencies that the ratings on Oglethorpe's outstanding fixed rate pollution control revenue bonds (PCBs) would not be lowered as a result of the restructuring and that such rating agencies would assign to any comparable bonds issued by GTC the same or better credit rating as assigned to Oglethorpe's fixed rate PCBs. Most of these conditions could be waived by Oglethorpe's Board, subject to RUS approval in certain instances.

In light of the significant conditions that remain to be satisfied, including RUS and other governmental and third-party approvals and assurances and receipt of various agreements from the Members, Oglethorpe cannot now predict the actual timing of or the ultimate likelihood of full implementation of the restructuring or governance changes. Until implementation of the restructuring, Oglethorpe will continue its current operations, and until satisfaction of the conditions applicable to the new governance structure, Oglethorpe will continue under its existing governance structure.

Power Supply Arrangements

As a means of reducing the cost of power provided to the Members, Oglethorpe has entered into a short-term power supply swap agreement with Enron Power Marketing, Inc. (EPMI). The initial agreement, effective January 4, 1996 through April 30, 1996, required EPMI to sell to Oglethorpe at a favorable fixed rate all the energy necessary to meet the Members' requirements and upon request Oglethorpe was required to sell to EPMI at cost, subject to certain limitations, all energy available from Oglethorpe's total power resources. Under the agreement, Oglethorpe maintained the responsibility of operating the power supply system and continued to dispatch the generating resources to ensure system reliability. On April 30, 1996, Oglethorpe and EPMI extended the term of this power supply swap agreement, with certain modifications, from May 1, 1996 through August 31, 1996. See "Operating Revenues" and "Operating Expenses" below for a discussion of the impact of the power supply swap agreement on the results of operations for the first six months of 1996. Oglethorpe may enter into additional short-term power supply swap arrangements while it considers long-term arrangements.

On a longer term basis, Oglethorpe is considering a number of alternatives relating to its power supply resources to keep the Members' power costs as low as possible. Among the alternatives being considered is a long-term power supply swap arrangement with term options ranging from two to 15 years. Discussions relating to such a swap arrangement are currently focused on proposals from EPMI and LG&E Power Marketing Inc.

Rocky Mountain Leveraged Lease Transaction

Oglethorpe is in the process of negotiating a leveraged lease transaction, which would be characterized as a sale for income tax purposes and as a lease for state law purposes, for Oglethorpe's 74.61% ownership interest in the Rocky Mountain pumped storage hydroelectric facility (Rocky Mountain). This transaction would provide a substantial upfront cash payment to Oglethorpe which would be amortized over the term of the lease to reduce revenue requirements from the Members. Oglethorpe expects to close this transaction in 1996.


RESULTS OF OPERATIONS

For the Three Months and Six Months Ended June 30, 1996 and 1995

Oglethorpe's net margin for the three months and six months ended June 30, 1996 was $4.7 million and $13.7 million compared to $20.3 million and $28.8 million for the same periods of 1995. Net margin was higher in the second quarter of 1995 compared to 1996 primarily due to unbudgeted savings in 1995 from the continued capitalization of costs of Rocky Mountain due to the delay in commercial operation of the initial unit from April 1995 to June 1995. Such net margin for 1995 was, therefore, abnormally high; net margin for 1996 is consistent with expectations.

Operating Revenues

The increase in Member revenues for the three months and six months ended June 30, 1996 compared to the same periods of 1995 was due to the recovery of additional fixed costs of Rocky Mountain and the increased fixed cost responsibility resulting from the scheduled end of Sell-back revenues from Georgia Power Company (GPC) under the plant operating agreements (discussed below). Energy revenues from sales to Members for the three months and six months ended June 30, 1996 were virtually unchanged from the same periods of the prior year despite the fact that megawatt-hour (MWh) sales increased 11.0% and 13.1%, respectively. Under the EPMI power supply swap agreement, EPMI sold to Oglethorpe at a favorable fixed rate all of the energy necessary to meet the Members' requirements, which resulted in savings in energy costs of approximately $12.8 million in the first six months of 1996. These savings were immediately passed through to the Members. Oglethorpe's average Member energy revenue per MWh for the three months and six months ended June 30, 1996 was 8.3% and 11.0% less than the same period of 1995, respectively.

Sales to non-Members were primarily made pursuant to three different types of contractual arrangements with GPC and from energy sales to other non-Member utilities. The following table summarizes the amounts of non-Member revenues from these sources for the three months and six months ended June 30, 1996 and 1995:


                                      Three Months        Six Months
                                      Ended June 30,     Ended June 30,
                                   -------------------  ----------------
                                      1996      1995     1996     1995
                                   ----------  -------  -------  -------

                                           (dollars in thousands)

GPC- Plant operating agreements       $     -  $ 1,781  $     -  $ 7,674
GPC- Power supply arrangements          3,208   11,257    7,925   18,573
ITS transmission agreements             1,685    2,612    5,057    5,607
Sales to EPMI                           3,837        -    7,697        -
Sales to other utilities               10,517   13,110   22,799   26,605
                                      -------  -------  -------  -------

Total                                 $19,247  $28,760  $43,478  $58,459
                                      =======  =======  =======  =======

The first two types of non-Member revenues were derived from contractual agreements with GPC. Under the plant operating agreements, GPC purchased capacity and energy from Oglethorpe on a declining scale in the early years of operation of certain co-owned generating units. As scheduled, effective June 1, 1995, revenues from GPC pursuant to all of the plant operating agreements ended. The second source of non-Member revenues is derived pursuant to power supply arrangements with GPC. These revenues are derived from energy sales arising from dispatch situations whereby GPC causes Plant Wansley to be operated when Oglethorpe's system does not require all of its contractual entitlement to the generation. These revenues compensate Oglethorpe for its costs since, under the operating agreements, Oglethorpe is responsible for its share of fuel costs any time a unit operates. Such sales were significantly lower in 1996 compared to the same period of 1995.

The third source of non-Member revenues was primarily payments from GPC for use of the Integrated Transmission System (ITS) and related transmission interfaces. GPC compensates Oglethorpe to the extent that Oglethorpe's percentage of investment in the ITS exceeds its percentage use of the system. In such case, Oglethorpe is entitled to income as compensation for the use of its investment by the other ITS participants. The decline in these revenues for the three month and six month periods of 1995 compared to 1996 was the result of relatively greater usage by Oglethorpe compared to its relative investment.

Under the EPMI power supply swap agreement, sales to EPMI represented the net energy transmitted on behalf of Enron off-system on a daily basis from Oglethorpe's total resources. Such energy was sold to EPMI at Oglethorpe's cost, subject to certain limitations. Sales to other non-Member utilities were initiated by EPMI in 1996 while in 1995 these sales were made by Oglethorpe directly with the non-Member utilities. While Oglethorpe maintains the contractual relationship with these other utilities and administers the transactions, all profits on these sales to other utilities from Oglethorpe's total resources accrue to EPMI.

Operating Expenses

The increase in operating expenses for the three months and six months ended June 30, 1996 compared to the same periods of 1995 was primarily attributable to an increase in depreciation and amortization and taxes other than income taxes (property taxes), with offsetting variations in purchased power. Depreciation and amortization and property taxes increased due to the commercial operation of Rocky Mountain in June 1995. While purchased power energy costs varied in total very little from 1995 to 1996, such results reflected offsetting cost savings and additional amounts of power purchased. As noted under "Operating Revenues" above, energy cost savings of $12.8 million were realized in the first six months of 1996 from the EPMI power supply swap agreement. In addition, EPMI utilized 24.5% greater MWhs of purchased power in the first six months of 1996 compared to 1995 to provide for Oglethorpe's Member load and for sales to other utilities

Other Income

Other income for the six months ended June 30, 1996 increased compared to the same period of 1995 primarily as a result of higher income from amortization of deferred margins. Oglethorpe's Board of Directors authorizes the amount of deferred margins to be returned to the Members each year. For 1996, the remaining amount of $32 million was authorized as compared to $16 million for 1995.

Interest Charges

The increase in net interest charges for the three months and six months ended June 30, 1996 compared to 1995 resulted from Rocky Mountain becoming commercially operable in June 1995.


FINANCIAL CONDITION

Total assets and total equity plus liabilities as of June 30, 1996 were $5.4 billion which was $49 million less than the total at December 31, 1995 due to depreciation.

Assets

Property additions for the six months ended June 30, 1996 totaled $51.7 million and included additions, replacements and improvements to transmission and distribution facilities and existing generation facilities.

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

The increase in other deferred charges primarily resulted from the deferral of $11.3 million of nuclear refueling outage costs related to Vogtle Unit No. 1 and Hatch Unit No. 1 which are being recovered through rates over a period of eighteen months starting May 1996.

Equity and Liabilities

Deferred margins to be refunded within one year decreased by $17.2 million which is the amount that was refunded to the Members for the first six months of 1996.

Accounts payable declined as of June 30, 1996 as a result of normal variations in the timing of payables activity.

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

PART II -   OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)   EXHIBITS

   Number      Description
 ----------    -----------
  27.1         Financial Data Schedule (for SEC use only).


         (B)   REPORTS ON FORM 8-K

No reports on Form 8-K were filed by Oglethorpe for the quarter ended June 30, 1996.

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


                              Oglethorpe Power Corporation
                              (An Electric Membership
                              Generation & Transmission
                              Corporation)



Date:  August 14, 1996        By:  /s/ T. D. Kilgore
                                   -----------------------------
                                       T. D. Kilgore
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)



Date:  August 14, 1996             /s/ Gary M. Bullock
                                   -----------------------------
                                       Gary M. Bullock
                                   Secretary-Treasurer
                                   (Principal Financial Officer)



Date:  August 14, 1996            /s/ Eugen Heckl
                                  ------------------------------
                                      Eugen Heckl
                                  Senior Vice President and Chief
                                  Financial Officer (Principal Financial
                                  Officer)