Form 10-Q
period 1996-09-30
OGLETHORPE POWER CORP
filed 1996-11-14
CIK 788816

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                ------------------


                                    FORM 10-Q

(MARK ONE)

[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                      OR

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ___________ TO _____________

                         COMMISSION FILE NO. 33-7591

                            ---------------------

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject of
such filing requirements for the past 90 days.    YES _X_     NO ___


     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. THE REGISTRANT IS A MEMBERSHIP CORPORATION AND HAS NO AUTHORIZED OR OUTSTANDING EQUITY SECURITIES.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            OGLETHORPE POWER CORPORATION

                      INDEX TO QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED SEPTEMBER 30, 1996


                                                                        PAGE NO.
                                                                        --------

PART I - FINANCIAL INFORMATION

    Item 1.   Financial Statements

        Condensed Balance Sheets as of September 30, 1996 (Unaudited)
        and December 31, 1995                                               3

        Condensed Statements of Revenues and Expenses (Unaudited)
        for the Three Months and Nine Months Ended September 30,
        1996 and 1995                                                       5

        Condensed Statements of Cash Flows (Unaudited)
        for the Nine Months Ended September 30, 1996 and 1995               6

        Notes to the Condensed Financial Statements                         7

    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           8


PART II - OTHER INFORMATION

    Item 6.   Exhibits and Reports on Form 8-K                             15


SIGNATURES                                                                 16

PART I -  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS



OGLETHORPE POWER CORPORATION
CONDENSED BALANCE SHEETS
SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
-------------------------------------------------------------------------------
                                                       (dollars in thousands)

                                                                1996           1995
                   ASSETS                                   (Unaudited)
                                                            --------------------------

ELECTRIC PLANT, AT ORIGINAL COST:
  In service                                                $5,719,078     $5,699,213
  Less: Accumulated provision for depreciation              (1,458,271)    (1,362,431)
                                                            ----------     ----------
                                                             4,260,807      4,336,782
  Nuclear fuel, at amortized cost                               95,437         94,013
  Plant acquisition adjustments, at amortized cost               4,419          5,214
  Construction work in progress                                 40,658         35,753
                                                            ----------     ----------
                                                             4,401,321      4,471,762
                                                            ----------     ----------

INVESTMENTS AND FUNDS:
  Decommissioning fund, at market                               77,886         74,492
  Bond, reserve and construction funds, at market               53,024         56,511
  Investment in associated organizations, at cost               15,424         15,853
                                                            ----------     ----------
                                                               146,334        146,856
                                                            ----------     ----------

CURRENT ASSETS:
  Cash and temporary cash investments, at cost                  95,864        201,151
  Other short-term investments, at market                       90,375         79,165
  Receivables                                                  107,572         99,559
  Inventories, at average cost                                  92,807         82,949
  Prepayments and other current assets                          14,288         14,325
                                                            ----------     ----------
                                                               400,906        477,149
                                                            ----------     ----------

DEFERRED CHARGES:
  Premium and loss on reacquired debt, being amortized         202,737        200,794
  Deferred amortization of Scherer leasehold                    89,715         87,134
  Discontinued projects, being amortized                        22,776         24,305
  Deferred debt expense, being amortized                        20,900         21,135
  Other                                                         22,632          9,361
                                                            ----------     ----------
                                                               358,760        342,729
                                                            ----------     ----------
                                                            $5,307,321     $5,438,496
                                                            ----------     ----------
                                                            ----------     ----------


The accompanying notes are an integral part of these condensed statements.

OGLETHORPE POWER CORPORATION
CONDENSED BALANCE SHEETS
SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
--------------------------------------------------------------------------------
                                                       (dollars in thousands)

                                                                               1996           1995
EQUITIES AND LIABILITIES                                                   (Unaudited)
                                                                           -------------------------
CAPITALIZATION:
  Patronage capital and membership fees (including unrealized loss of ($276) at September 30, 1996 and gain of $3,570 at
    December 31, 1995 on available-for-sale securities)                      $361,273       $338,891
  Long-term debt                                                            4,122,458      4,207,320
  Obligations under capital leases                                            294,381        296,478
                                                                           ----------     ----------
                                                                            4,778,112      4,842,689
                                                                           ----------     ----------

CURRENT LIABILITIES:
  Long-term debt and capital leases due within one year                       109,545         89,675
  Deferred margins to be refunded within one year                               7,927         32,047
  Accounts payable                                                             43,958         48,855
  Accrued interest                                                             20,806         91,096
  Accrued and withheld taxes                                                   22,486          1,785
  Other current liabilities                                                    11,708         18,007
                                                                           ----------     ----------
                                                                              216,430        281,465
                                                                           ----------     ----------

DEFERRED CREDITS AND OTHER LIABILITIES:
  Decommissioning reserve                                                     118,970        114,049
  Accumulated deferred income taxes                                            65,510         65,510
  Gain on sale of plant, being amortized                                       59,113         60,868
  Sale of income tax benefits, being amortized                                 44,170         50,194
  Other                                                                        25,016         23,721
                                                                           ----------     ----------
                                                                              312,779        314,342
                                                                           ----------     ----------
                                                                           $5,307,321     $5,438,496
                                                                           ----------     ----------
                                                                           ----------     ----------


The accompanying notes are an integral part of these condensed statements.

OGLETHORPE POWER CORPORATION
CONDENSED STATEMENTS OF REVENUES AND EXPENSES (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
--------------------------------------------------------------------------------
                                                         (dollars in thousands)

                                                                   Three Months Ended          Nine Months Ended
                                                                    September 30,                September 30,
                                                                 1996          1995           1996          1995
                                                              -----------------------       ------------------------
OPERATING REVENUES:
   Sales to Members                                           $268,939       $284,476       $771,378       $764,793
   Sales to non-Members                                         17,709         33,060         61,187         91,519
                                                              --------       --------       --------       --------
     TOTAL OPERATING REVENUES                                  286,648        317,536        832,565        856,312
                                                              --------       --------       --------       --------

OPERATING EXPENSES:
  Fuel                                                          54,807         62,813        158,465        164,484
  Production                                                    31,296         30,578         93,293         92,443
  Purchased power                                               67,217         85,706        189,443        207,220
  Power delivery                                                 4,110          3,817         11,974         11,885
  Depreciation and amortization                                 36,684         35,820        109,774        102,959
  Taxes other than income taxes                                  7,035          7,181         21,761         19,601
  Other operating expenses                                      10,490          8,672         26,764         24,039
                                                              --------       --------       --------       --------
     TOTAL OPERATING EXPENSES                                  211,639        234,587        611,474        622,631
                                                              --------       --------       --------       --------
OPERATING MARGIN                                                75,009         82,949        221,091        233,681
                                                              --------       --------       --------       --------

OTHER INCOME (EXPENSE):
  Interest income                                                8,698          4,806         17,438         12,717
  Amortization of deferred margins                               6,966          5,229         24,120         16,649
  Allowance for equity funds used during construction               47             68            137          1,635
  Other                                                          2,769          3,242          7,805          9,505
                                                              --------       --------       --------       --------
     TOTAL OTHER INCOME                                         18,480         13,345         49,500         40,506
                                                              --------       --------       --------       --------

INTEREST CHARGES:
  Interest on long-term-debt and other obligations              81,488         86,429        245,848        254,961
  Allowance for debt funds used during construction               (507)          (791)        (1,485)       (20,186)
                                                              --------       --------       --------       --------
     NET INTEREST CHARGES                                       80,981         85,638        244,363        234,775
                                                              --------       --------       --------       --------

NET MARGIN                                                     $12,508        $10,656        $26,228        $39,412
                                                              --------       --------       --------       --------
                                                              --------       --------       --------       --------


The accompanying notes are an integral part of these condensed statements.

OGLETHORPE POWER CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
--------------------------------------------------------------------------------
                                                        (dollars in thousands)

                                                                                1996          1995
                                                                            ------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net margin                                                               $  26,228      $  39,412
                                                                            ---------      ---------
   ADJUSTMENTS TO RECONCILE NET MARGIN TO NET CASH
      PROVIDED BY OPERATING ACTIVITIES:
        Depreciation and amortization                                         132,565        149,588
        Amortization of deferred margins                                      (24,120)       (16,649)
        Allowance for equity funds used during construction                      (137)        (1,635)
        Other                                                                  (2,998)          (416)

   CHANGE IN NET CURRENT ASSETS, EXCLUDING
      LONG-TERM DEBT DUE WITHIN ONE YEAR AND DEFERRED MARGINS
      TO BE REFUNDED WITHIN ONE YEAR:
        Receivables                                                            (8,013)         6,524
        Inventories                                                            (9,858)         8,736
        Prepayments and other current assets                                       37         (1,915)
        Accounts payable                                                       (4,897)       (19,757)
        Accrued interest                                                      (70,290)       (19,735)
        Accrued and withheld taxes                                             20,701         21,121
        Other current liabilities                                              (6,299)        (5,885)
                                                                            ---------      ---------
          TOTAL ADJUSTMENTS                                                    26,691        119,977
                                                                            ---------      ---------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                               52,919        159,389
                                                                            ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property additions                                                       (69,211)      (107,989)
     Net proceeds from bond, reserve and construction funds                     3,060         13,397
     Decrease in investment in associated organizations                           429          1,210
     Increase in other short-term investments                                 (14,629)       (69,239)
     Increase in decommissioning fund                                          (4,970)        (5,254)
                                                                            ---------      ---------
       NET CASH USED IN INVESTING ACTIVITIES                                  (85,321)      (167,875)
                                                                            ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Debt proceeds, net                                                         3,092        142,341
     Debt payments                                                            (75,809)      (139,730)
     Other                                                                       (168)        (1,193)
                                                                            ---------      ---------
       NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                    (72,885)         1,418
                                                                            ---------      ---------
NET DECREASE IN CASH AND TEMPORARY CASH INVESTMENTS                          (105,287)        (7,068)
CASH AND TEMPORARY CASH INVESTMENTS AT BEGINNING OF PERIOD                    201,151        190,642
                                                                            ---------      ---------
CASH AND TEMPORARY CASH INVESTMENTS AT END OF PERIOD                        $  95,864     $  183,574
                                                                            ---------      ---------
                                                                            ---------      ---------


CASH PAID FOR:
     Interest (net of amounts capitalized)                                 $  301,675     $  239,485
     Income taxes                                                                -              -

The accompanying notes are an integral part of these condensed statements.

                          OGLETHORPE POWER CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1996 AND 1995


    (A) The condensed financial statements included herein have been prepared by Oglethorpe Power Corporation (Oglethorpe), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the information furnished herein reflects all adjustments (which included only normal recurring adjustments) necessary to present fairly, in all material respects, the results for the periods ended September 30, 1996 and 1995. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations, although Oglethorpe believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in Oglethorpe's latest Annual Report on Form 10-K, as filed with the SEC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

PROPOSED RESTRUCTURING

As reported in its Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and in its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996, Oglethorpe is planning to divide itself into three specialized companies to respond to increasing competition and deregulation in the electric industry. In June and July of 1996, the Boards of Directors of Oglethorpe, Georgia Transmission Corporation (GTC) and Georgia System Operations Corporation (GSOC) unanimously approved a First Amended and Restated Restructuring Agreement (the Restructuring Agreement) which sets forth the terms and conditions on which the restructuring and related changes will occur. The current target date for full implementation of the restructuring is January 1, 1997; however, such effective date may, by the terms of the Restructuring Agreement, be extended by the three companies.

On October 1, 1996, Oglethorpe transferred its system operations assets, consisting of its control center and related energy control and revenue metering systems equipment to GSOC, a newly formed wholly owned subsidiary of Oglethorpe. The purchase price of these assets totaled approximately $9.4 million and was funded by GSOC's assumption of Oglethorpe's obligations under an existing Rural Utilities Service (RUS) note and by delivery of a purchase money note payable to Oglethorpe. GSOC will not become fully operational until the effective date of the restructuring. At that time, it is expected that the Members will also become members of GSOC. GSOC will then operate the control center as a separate entity and provide system operations services to the Members, Oglethorpe, GTC and third parties.

Under the Restructuring Agreement, Oglethorpe will transfer its transmission business and assets to GTC, a newly formed electric membership corporation, which will thereafter own and operate the transmission system and provide transmission services to the Members, Oglethorpe and third parties. In preparation for the restructuring, Oglethorpe's Members have become members of GTC. Oglethorpe's investment in transmission and distribution plant less accumulated depreciation as of December 31, 1995 was approximately $650 million. The purchase price for the transmission business will be based on an appraisal of the fair market value of such business as of the closing date as determined by an independent appraiser. The purchase price will be paid by GTC's assumption of a portion of Oglethorpe's long-term secured debt and by cash obtained through third-party borrowing. Oglethorpe also will make a special patronage capital distribution to the Members which can be used by the Members to establish equity in and to provide initial working capital to GTC.

In June and July of 1996, the Boards of Directors of Oglethorpe, GTC and GSOC unanimously approved an agreement (the Member Agreement) which sets forth those matters contemplated in the Restructuring Agreement that directly involve the Member corporations. The Member Agreement specifies the form of the new wholesale power contracts, transmission contracts and system operations contracts to be signed by the Members. The Member Agreement and related contracts and documents were distributed to the Members for consideration and approval by their own Boards of Directors. All of the Member Boards have approved these documents; however, some Members have conditioned their approvals on implementation of a long-term power supply swap transaction. See POWER SUPPLY ARRANGEMENTS below for the status of implementation of a long-term power supply swap transaction.

In addition to delivery of the Member Agreement by the Members and delivery of new wholesale power contracts, transmission contracts and system operations contracts, the restructuring remains subject to a number of additional conditions specified in the Restructuring Agreement, including (1) receiving a favorable ruling from the Internal Revenue Service that implementation of the new governance structure would not affect Oglethorpe's status as a cooperative for federal income tax purposes, (2) RUS approval of the restructuring, (3) governmental, lender and other third party consents, authorizations, waivers, orders and approvals, (4) receipt by GTC of certain capital contributions by the Members and (5) assurances from rating agencies that the ratings on Oglethorpe's outstanding fixed rate pollution control revenue bonds (PCBs) would not be lowered as a result of the restructuring and that such rating agencies would assign to any comparable bonds issued by GTC the same or better credit rating as assigned to Oglethorpe's fixed rate PCBs. Most of these conditions can be waived by Oglethorpe's Board, subject to RUS approval in certain instances.

Three rating agencies have recently issued new indicative ratings for secured debt issued by or on behalf of Oglethorpe and have issued indicative credit ratings for GTC (both to be effective subsequent to the restructuring). Standard & Poor's Ratings Group, a division of McGraw-Hill, Inc., rated Oglethorpe's debt A and rated GTC AA; Fitch Investors Service, Inc. rated Oglethorpe's debt A and rated GTC A+; and Moody's Investors Service rated Oglethorpe's debt A3 and rated GTC A3. From the rating agency reports, it is not clear if these ratings meet the ratings condition of the Restructuring Agreement; however, if necessary, it is expected that Oglethorpe's Board will waive this condition. As part of the restructuring, Oglethorpe also expects to replace the RUS Mortgage under which its existing secured debt is secured with a new Indenture providing for a lien on substantially all of the real and tangible personal property of Oglethorpe. A draft of the Indenture was made available to the rating agencies before they issued the ratings stated above. It is expected that GTC will enter into a similar Indenture. Under Oglethorpe's existing RUS Mortgage, an indenture may be substituted for the RUS Mortgage with the consent of RUS and certain other secured parties, but without the consent of the trustees for certain outstanding PCB indebtedness of Oglethorpe, so long as two rating agencies advise Oglethorpe that the ratings on such PCB indebtedness will not be withdrawn or reduced as a result of the substitution of the Indenture for the RUS Mortgage. Oglethorpe expects to be able to satisfy this condition.

The Oglethorpe Board of Directors recently approved a contingent rate mechanism that would be implemented in lieu of the rate schedules included in the new wholesale power contract, transmission contract and system operations contract in the event that Oglethorpe, GTC and GSOC decide to extend the effective date of the restructuring beyond January 1, 1997. This rate would remain in effect until such time as the restructuring becomes effective and essentially utilizes the same rate structure that is in place for 1996 applied to the approved and somewhat lower budgeted costs for 1997.

In light of the significant conditions that remain to be satisfied, including RUS and other governmental and third-party approvals and implementation of a long-term power supply swap transaction, Oglethorpe cannot now predict the actual timing of or the ultimate likelihood of full implementation of the restructuring or the governance changes previously described in Oglethorpe's 1995 Annual Report on Form 10-K. Until the restructuring is implemented, Oglethorpe currently anticipates that it will continue its current operations, and until the conditions applicable to the new governance structure have been satisfied, Oglethorpe will continue under its existing governance structure.

POWER SUPPLY SWAP ARRANGEMENTS

As a means of reducing the cost of power provided to the Members, Oglethorpe is continuing to utilize short-term power supply swap agreements. The initial agreement was with Enron Power Marketing, Inc. (EPMI) and was in place from January 4, 1996 through August 31, 1996. Effective September 1, Oglethorpe selected Duke/Louis Dreyfus L.L.C. (DLD) for a short-term power supply swap transaction that will supply Oglethorpe's requirements for the remainder of 1996. Under both of the swap agreements, the power marketer was required to sell to Oglethorpe at a favorable fixed rate all the energy necessary to meet the Members' requirements and Oglethorpe was required to sell to the power marketer at cost, subject to certain limitations, upon request all energy available from Oglethorpe's total power resources. Under both agreements, Oglethorpe continued to operate the power supply system and continued to dispatch the generating resources to ensure system reliability. See "OPERATING REVENUES" and "OPERATING EXPENSES" below for a discussion of the impact of the power supply swap agreements on the results of operations for the first nine months of 1996.

Oglethorpe has negotiated and obtained Board approval to sign a long-term power supply swap agreement for approximately 50% of its Members' load requirements with LG&E Power Marketing Inc. (LPM). This agreement is structured to commence on January 1, 1997, initially on a short-term basis if RUS approval of the agreement has not been received. This agreement will convert into a long-term agreement at the time of RUS approval, if received on or before June 1, 1997. Oglethorpe now expects to focus its negotiations on completing a long-term contract with either EPMI or DLD for the remaining approximately 50% of its load. Oglethorpe may enter into an additional short-term power supply swap arrangement for the remaining approximately 50% of its load while it finalizes and obtains RUS approval of the long-term arrangements.

STRATEGIC ALLIANCE WITH INTELLISOURCE

In conjunction with the restructuring and as a part of its continuing efforts to reduce costs, Oglethorpe has signed a letter of intent to form a business alliance between its support services division and Intellisource, Inc., a nationally known service corporation. Under the agreement, approximately 130 employees of Oglethorpe's support services division, which provides accounting, auditing, communications, human resources, facility management, purchasing, telecommunications and information technology services, will be transferred to Intellisource, effective in early 1997. Oglethorpe, GTC and GSOC will be key customers and will be served on-site by the same managers and employees.

PLANT WANSLEY AMENDMENTS

As discussed in its Annual Report on Form 10-K for the fiscal year ended December 31, 1995, RUS has now approved the amendments to the Plant Wansley Operating Agreement which give Oglethorpe the right to dispatch separately its ownership share of Wansley Units No. 1 and No. 2. Oglethorpe expects to begin separately dispatching Wansley Units No. 1 and No. 2 within the next six months.

ROCKY MOUNTAIN LEASE TRANSACTION

Oglethorpe is in the process of negotiating a lease transaction, which will be characterized as a sale for income tax purposes and as a lease for state law purposes, for Oglethorpe's 74.61% ownership interest in the Rocky Mountain pumped storage hydroelectric facility (Rocky Mountain). This transaction will provide a substantial up-front cash payment to Oglethorpe which will be amortized over the term of the lease to reduce revenue requirements from the Members. Substantially all of the net cash benefit is expected to be used by Oglethorpe to reduce long-term debt. Oglethorpe expects to close at least a portion of this transaction in late 1996 and to close any remaining portion in early 1997.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Oglethorpe's net margin for the three months and nine months ended September 30, 1996 was $12.5 million and $26.2 million compared to $10.7 million and $39.4 million for the same periods of 1995. Net margin was higher for the nine month period of 1995 compared to 1996 primarily due to unbudgeted savings in 1995 from the continued capitalization of costs of Rocky Mountain due to the delay in commercial operation of the initial unit from April 1995 to June 1995.

OPERATING REVENUES

Member revenues for the three months ended September 30, 1996 were lower compared to the same period of 1995 due to lower energy revenues (discussed below). The increase in Member revenues for the nine months ended September 30, 1996 compared to the same period of 1995 was due to the recovery of additional fixed costs of Rocky Mountain and the increased fixed cost responsibility resulting from the scheduled end of Sell-back revenues from Georgia Power Company (GPC) under the plant operating agreements (discussed below). Energy revenues from sales to Members for the three months and nine months ended September 30, 1996 were 16.3% and 6.5% lower then same periods of the prior year despite the fact that megawatt-hour (MWh) sales were virtually unchanged for the current quarter and increased 7.7% year-to-date. Under the DLD and EPMI power supply swap agreements, the power marketers sold to Oglethorpe at a favorable fixed rate all of the energy necessary to meet the Members' requirements, which resulted in savings in energy costs of approximately $28.6 million in the first nine months of 1996. These savings were immediately passed through to the Members. Oglethorpe's average Member energy revenue per MWh for the three months and nine months ended September 30, 1996 was 16.3% and 13.1% less than the same periods of 1995, respectively.

Sales to non-Members were primarily made pursuant to three different types of contractual arrangements with GPC and from energy sales to other non-Member utilities. The following table summarizes the amounts of non-Member revenues from these sources for the three months and nine months ended September 30, 1996 and 1995:

                                                                       Three Months                   Nine Months
                                                                   Ended September 30,           Ended September 30,
                                                                   -------------------           -------------------

                                                                  1996           1995           1996           1995
                                                                  ----           ----           ----           ----
                                                                                   (dollars in thousands)
GPC- Plant operating agreements                                $   -          $    89        $   -          $10,096
GPC- Power supply arrangements                                   2,959         12,139         11,054         30,712
ITS transmission agreements                                      1,817          3,770          6,874          9,377
Sales to power marketers                                         1,150            -            8,846            -
Sales to other utilities                                        11,783         17,062         34,413         41,334
                                                               -------        -------        -------        -------
Total                                                          $17,709        $33,060        $61,187        $91,519
                                                               -------        -------        -------        -------
                                                               -------        -------        -------        -------

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

The third source of non-Member revenues was primarily payments from GPC for use of the Integrated Transmission System (ITS) and related transmission interfaces. GPC compensates Oglethorpe to the extent that Oglethorpe's percentage of investment in the ITS exceeds its percentage use of the system.
 In such case, Oglethorpe is entitled to income as compensation for the use of its investment by the other ITS participants. The decline in these revenues for the three month and nine month periods of 1996 compared to 1995 was the result of relatively greater usage by Oglethorpe compared to its relative investment.

Under the DLD, and previously, the EPMI power supply swap agreement, sales to the power marketers represented the net energy transmitted on behalf of DLD and EPMI off-system on a daily basis from Oglethorpe's total resources. Such energy was sold to DLD and EPMI at Oglethorpe's cost, subject to certain limitations. Sales to other non-Member utilities were initiated by DLD and EPMI in 1996 while in 1995 these sales were made by Oglethorpe directly with the non-Member utilities. While Oglethorpe maintains the contractual relationship with these other utilities and administers the transactions, all profits on these sales to other utilities from Oglethorpe's total resources accrued to DLD and EPMI.

OPERATING EXPENSES

The decrease in operating expenses for the three months and nine months ended September 30, 1996 compared to the same periods of 1995 was primarily attributable to decreases in fuel and purchased power costs. The decrease in fuel costs resulted partly from an unplanned outage during the month of July 1996 at Scherer Unit No. 1 which resulted in a 10% decrease in generation during the third quarter of 1996 compared to the same period of 1995 and partly due to the utilization of lower price spot market coal at Plant Wansley. The decrease in purchased power energy costs from 1995 to 1996 reflected offsetting cost savings and additional amounts of power purchased. As noted under "OPERATING REVENUES" above, energy cost savings of $28.6 million were realized in the first nine months of 1996 from the DLD and EPMI power supply swap agreements. In addition, the power marketers utilized 11.7% greater MWhs of purchased power in the first nine months of 1996 compared to 1995 to provide for Oglethorpe's Member load and for sales to other utilities.

OTHER INCOME

Other income for the three months and nine months ended September 30, 1996 increased compared to the same period of 1995 primarily as a result of higher income from amortization of deferred margins and higher interest income. Oglethorpe's Board of Directors authorizes the amount of deferred margins to be returned to the Members each year. For 1996, the remaining annual amount of $32 million was authorized as compared to $16 million for 1995. Interest income was higher in 1996 compared to 1995 partly due to higher average cash balances and partly due to higher interest rates.

INTEREST CHARGES

The decrease in net interest charges for the three months ended September 30, 1996 compared to the same period of 1995 are a result of savings from the most recent refinancings. The increase in net interest charges for the nine months ended September 30, 1996 compared to 1995 resulted from Rocky Mountain becoming commercially operable in June 1995 (interest was capitalized for the first six months).

FINANCIAL CONDITION

Total assets and total equity plus liabilities as of September 30, 1996 were $5.3 billion which was $131 million less than the total at December 31, 1995 due to depreciation of plant and due to the decrease in cash and temporary cash investments.

ASSETS

Property additions for the nine months ended September 30, 1996 totaled $69.2 million and included additions, replacements and improvements to transmission and distribution facilities and existing generation facilities.

The decrease in cash and temporary cash investments was partly due to property additions funded from cash and scheduled debt service payments.

Other short-term investments is composed of those investments whose maturity periods exceed three months. During the first quarter of 1996, an additional $10 million was transferred into investments with maturities of more than three months.

The increase in inventories primarily resulted from higher coal inventories at Plant Scherer due to an unplanned outage at Scherer Unit No. 1. In addition, coal inventories at Plant Scherer were lower than normal at year-end.

The increase in other deferred charges primarily resulted from the deferral of $14.7 million of nuclear refueling outage costs related to Vogtle Units No. 1 and No. 2 and Hatch Unit No. 1 which are being recovered through rates over a period of eighteen months starting in May and November 1996.

EQUITY AND LIABILITIES

Deferred margins to be refunded within one year decreased by $24.1 million which is the amount that was refunded to the Members for the first nine months of 1996.

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

LIQUIDITY AND REFINANCING TRANSACTIONS

In anticipation of the proposed restructuring and Oglethorpe's ongoing liquidity needs, Oglethorpe is evaluating its unsecured credit facilities. Oglethorpe does not anticipate renewing its $70 million uncommitted line of credit with CoBank, ACB, which expires on December 1, 1996. Prior to year-end, Oglethorpe may defease up to $309 million of PCBs and may issue commercial paper, on an interim basis, or refunding PCBs to finance the defeasance.

PART II -   OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a)   EXHIBITS
  Number            Description
----------          -----------

   2.1(1) First Amended and Restated Restructuring Agreement, dated August 1, 1996, by and among Oglethorpe, Georgia Transmission Corporation (An Electric Membership Corporation) and Georgia System Operations Corporation.

   3(ii)            Bylaws of Oglethorpe as amended September 9, 1996.

  10.5.2(a)         Amendment, dated as of January 15, 1995, to the Plant Hal
                    Wansley Operating Agreements by and among Georgia Power
                    Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia.

  10.29(2) Master Power Purchase and Sale Agreement between Duke/Louis Dreyfus L.L.C. and Oglethorpe, dated as of August 31, 1996.

  27.1              Financial Data Schedule (for SEC use only).

----------------

     (1) Pursuant to 17 C.F.R. 229.601(b)(2), the schedules and exhibits to this document are identified on a list of schedules and exhibits included within this document and are not filed herewith; however, the registrant hereby agrees that such schedules and exhibits will be provided to the Commission upon request.

     (2) Certain portions of this document have been omitted as confidential and filed separately with the Commission.



             (b)   REPORTS ON FORM 8-K

No reports on Form 8-K were filed by Oglethorpe for the quarter ended September 30, 1996.

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

                                       Oglethorpe Power Corporation
                                       (An Electric Membership
                                       Generation & Transmission
                                       Corporation)



Date:  August 14, 1996             By: /s/ T. D. Kilgore
                                       --------------------------
                                           T. D. Kilgore
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)



Date:  August 14, 1996                 /s/ Gary M. Bullock
                                       --------------------------
                                           Gary M. Bullock
                                       Secretary-Treasurer
                                       (Principal Financial Officer)



Date:  August 14, 1996                 /s/ Larry N. Brownlee
                                       --------------------------
                                           Larry N. Brownlee
                                       Controller
                                       (Principal Accounting Officer)