Form 10-K
period 1996-12-31
OGLETHORPE POWER CORP
filed 1997-03-26
CIK 788816

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                  -------------

                                    FORM 10-K
(Mark One)

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

                                       OR

[_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ___________ to _____________

                           Commission File No. 33-7591

                                  -------------

                          Oglethorpe Power Corporation
                      (An Electric Membership Corporation)
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

        State the aggregate market value of the voting stock held by nonaffiliates of the registrant. None

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The Registrant is a membership corporation and has no authorized or outstanding equity securities.

        Documents Incorporated by Reference: None


================================================================================

                          OGLETHORPE POWER CORPORATION
                          1996 FORM 10-K ANNUAL REPORT
                                Table of Contents

Item                                                                      Page
----                                                                      ----
                                     PART I

 1  Business ............................................................   1
      Oglethorpe Power Corporation.......................................   1
      The Members of Oglethorpe..........................................   8
      Member Requirements and Power Supply Resources.....................  12
      Other Information..................................................  16

2   Properties...........................................................  17
      Generating Facilities..............................................  17
      Co-Owners of the Plants and the Plant Agreements...................  20
      Environmental and Other Regulations................................  24
 3  Legal Proceedings....................................................  29
 4  Submission of Matters to a Vote of Security Holders..................  29

                                    PART II

 5  Market for Registrant's Common Equity and Related Stockholder
    Matters..............................................................  30
 6  Selected Financial Data..............................................  30
 7  Management's Discussion and Analysis of Financial Condition and
    Results of Operations................................................  31
 8  Financial Statements and Supplementary Data..........................  42
 9  Changes in and Disagreements with Accountants on Accounting and
    Financial Disclosure.................................................  62

                                    PART III

10  Directors and Executive Officers of the Registrant...................  62
11  Executive Compensation...............................................  65
12  Security Ownership of Certain Beneficial Owners and Management.......  68
13  Certain Relationships and Related Transactions.......................  68

                                     PART IV

14  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....  69

                              SELECTED DEFINITIONS

When used herein the following terms will have the meanings indicated below:

Term                  Meaning
----                  -------

ADSCR                 Annual Debt Service Coverage Ratio
BPSA                  Block Power Sale Agreement
CFC                   National Rural Utilities Cooperative Finance Corporation
CoBank                CoBank, ACB, formerly known as the National Bank for
                      Cooperatives
Commission            Securities and Exchange Commission
CSA                   Coordination Services Agreement
Dalton                City of Dalton, Georgia
DSC                   Debt Service Coverage Ratio
EPI                   Entergy Power, Inc.
FERC                  Federal Energy Regulatory Commission
FFB                   Federal Financing Bank
GPC                   Georgia Power Company
GPSC                  Georgia Public Service Commission
GSOC                  Georgia System Operations Corporation
GTC                   Georgia Transmission Corporation
ITS                   Integrated Transmission System
ITSA                  Revised and Restated Integrated Transmission System
                      Agreement
kWh                   Kilowatt-hours
LPM                   LG&E Power Marketing Inc.
Members               The 39 retail distribution cooperatives that are members
                      of Oglethorpe
MEAG                  Municipal Electric Authority of Georgia
MFI                   Margins for Interest
Morgan Stanley        Morgan Stanley Capital Group
MW                    Megawatts
MWh                   Megawatt-hours
NRC                   Nuclear Regulatory Commission
Oglethorpe            Oglethorpe Power Corporation (An Electric Membership
                      Corporation)
PCBs                  Pollution Control Revenue Bonds
PCR                   Percentage Capacity Responsibility
PURPA                 Public Utility Regulatory Policies Act
RUS                   Rural Utilities Service
SEPA                  Southeastern Power Administration
SONOPCO               Southern Nuclear Operating Company
TIER                  Times Interest Earned Ratio

                                     PART I

Item 1.  BUSINESS

                          OGLETHORPE POWER CORPORATION

General

         Oglethorpe Power Corporation (An Electric Membership Corporation) ("Oglethorpe") is a Georgia electric membership corporation incorporated in 1974 and headquartered in metropolitan Atlanta. Oglethorpe is entirely owned by its 39 retail electric distribution cooperative members (the "Members"), who, in turn, are entirely owned by their retail consumers. Oglethorpe is the largest electric cooperative in the United States in terms of operating revenues, assets, kilowatt-hour ("kWh") sales and, through the Members, consumers served. It is one of the ten largest electric utilities in the United States in terms of land area served. Oglethorpe has 146 full-time and 18 part-time employees, after reflecting the effect of a corporate restructuring and a business alliance transaction. (See "Corporate Restructuring" and "Relationship with Intellisource" herein.)

         As with cooperatives generally, Oglethorpe operates on a not-for-profit basis. Oglethorpe's principal business is providing wholesale electric power to the Members. The Members are local consumer-owned distribution cooperatives providing retail electric service on a not-for-profit basis. In general, the membership of the distribution cooperative Members consists of residential, commercial and industrial consumers within specific geographic areas. The Members serve approximately 1.2 million electric consumers (meters) representing a total population of approximately 2.6 million people.

Corporate Restructuring

         Oglethorpe and the Members completed a corporate restructuring (the "Corporate Restructuring") on March 11, 1997 (the "Closing") pursuant to terms and conditions set forth in the Second Amended and Restated Restructuring Agreement, dated February 24, 1997, by and among Oglethorpe, Georgia Transmission Corporation (An Electric Membership Corporation) ("GTC") and Georgia System Operations Corporation ("GSOC"). Pursuant to the Corporate Restructuring, Oglethorpe divided itself into three specialized operating companies to respond to increasing competition and regulatory changes in the electric industry. As part of the Corporate Restructuring, the transmission business is now owned and operated by GTC, a newly formed Georgia electric membership corporation, and the system operations business is now owned and operated by GSOC, a newly formed Georgia nonprofit corporation. Oglethorpe continues to own and operate its power supply business.

         On October 1, 1996, Oglethorpe transferred to GSOC its system operations assets, consisting of its system control center and related energy control and revenue metering systems equipment. The purchase price totaled approximately $9.4 million and was paid by GSOC's assumption of Oglethorpe's obligations under an existing note held by the Rural Utilities Service ("RUS"), by delivery of a purchase money note payable to Oglethorpe and by the assumption of certain other liabilities of Oglethorpe. Since October 1, 1996, Oglethorpe had been the sole member of GSOC. The Members and GTC became members of GSOC at the Closing. GSOC now operates the system control center and provides system operations services to the Members, Oglethorpe and GTC.

         At the Closing, Oglethorpe transferred to GTC its transmission business and assets. The purchase price for the transmission business was based on an appraisal of the fair market value of such business, as determined by an independent appraiser, and was approximately $708 million. The purchase price was paid primarily by GTC's assumption of a portion (approximately 16.86%) of Oglethorpe's long-term secured debt in an amount equal to approximately $686 million. Approximately $541 million of this debt (payable to RUS, the Federal Financing Bank ("FFB") and CoBank, ACB ("CoBank")) became the sole obligation of GTC, and Oglethorpe was released from all liability with regard to this debt. The remaining debt assumed by GTC in connection with the Corporate

Restructuring, approximately $145 million, relates to Oglethorpe's pollution control revenue bonds ("PCBs"). While GTC assumed and agreed to pay this $145 million of debt, Oglethorpe is not legally released from its obligation to pay for this debt. The remainder of the purchase price was paid by GTC from cash obtained through a borrowing from National Rural Utilities Cooperative Finance Corporation ("CFC") and the assumption of approximately $1 million of other Oglethorpe liabilities. Oglethorpe also made a special patronage capital distribution of approximately $49 million to the Members which was used by the Members to establish equity in and to provide initial working capital to GTC. Oglethorpe and the 39 Members are members of GTC. GTC now provides transmission services to the Members and Oglethorpe. GTC has succeeded to all of Oglethorpe's rights and obligations with respect to the Integrated Transmission System ("ITS"). (See "Relationship with GTC" herein for further discussion of the ITS.)

         Oglethorpe continues to operate its power supply business. Oglethorpe retained all of its owned and leased generation assets and has total assets of approximately $4.7 billion and total long-term debt of approximately $3.9 billion. Oglethorpe also continues to administer its power purchase contracts and provide marketing support functions to the Members.

         Effective with the Corporate Restructuring, Oglethorpe amended its Bylaws to implement a new governance structure with an 11-member board of directors consisting of six directors elected from the Members, four independent outside directors and Oglethorpe's President and Chief Executive Officer. This smaller board replaced Oglethorpe's former 39-member board comprised of directors nominated from and by each Member. (See "DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT" in Item 10 for further information.)

         Contemporaneously with the Corporate Restructuring, Oglethorpe replaced its Consolidated Mortgage and Security Agreement, dated as of September 1, 1994 (the "RUS Mortgage"), by and among Oglethorpe, as mortgagor, the United States of America, acting through the Administrator of the RUS, CoBank, Credit Suisse First Boston, acting by and through its New York Branch ("Credit Suisse"), and SunTrust Bank, Atlanta ("SunTrust"), as trustee under certain pollution control bond indentures identified in the RUS Mortgage, with an Indenture, dated as of March 1, 1997, from Oglethorpe to SunTrust, as trustee (the "Master Indenture"). As did the RUS Mortgage, the Master Indenture provides for a lien on substantially all of the owned tangible and certain intangible property of Oglethorpe. (See "Electric Rates" herein and "General--Rates and Financial Coverage Requirements" in Item 7 for further discussion of the revenue requirements of the Master Indenture.)

New Wholesale Power Contracts

         In connection with the Closing, Oglethorpe and each of the Members entered into an Amended and Restated Wholesale Power Contract, dated August 1, 1996 (collectively, the "New Wholesale Power Contracts") which extends through December 31, 2025. The New Wholesale Power Contracts permit each Member to take future incremental power requirements either from Oglethorpe or other sources. Under the New Wholesale Power Contracts, a Member is unconditionally obligated on an express "take-or-pay" basis for a fixed allocation of Oglethorpe's costs for its existing resources, as well as the costs with respect to any future resources in which such Member elects to participate. The New Wholesale Power Contracts specifically provide that the Member must make payments whether or not power is delivered and whether or not a plant has been sold or is otherwise unavailable. Oglethorpe is obligated to use its reasonable best efforts to operate, maintain and manage its resources in accordance with prudent utility practices. The New Wholesale Power Contracts provide that Oglethorpe will be responsible for power supply planning, resource procurement and sales of capacity and energy for a Member unless the Member notifies Oglethorpe that it does not want Oglethorpe to provide these services.

         Each Member's cost responsibility is allocated in the New Wholesale Power Contracts by assigning each Member an agreed-upon fixed percentage capacity responsibility ("PCR"). PCRs have been assigned for all of Oglethorpe's existing resources. PCRs for any future resource will be assigned only to Members choosing to participate in that resource. The New Wholesale Power Contracts provide that each Member will be jointly and severally responsible for all costs and expenses of all existing resources, as well as for any future resources (whether or not such Member has elected to participate in such future resource) that are approved by 75% of Oglethorpe's Board of Directors and 75% of the Members. For resources so approved in which less than all Members participate, costs of a defaulting Member are shared first among the participating Members, and if all participating Members default, each non-participating Member is expressly obligated to pay a proportionate share of such default.

         The New Wholesale Power Contracts contain covenants by the Member (i) to establish, maintain and collect rates and charges for the service of its electric system, and (ii) to conduct its business in a manner that will produce revenues and receipts at least sufficient to enable the Member to pay to Oglethorpe, when due, all amounts payable by the Member under the New Wholesale Power Contracts and to pay any and all other amounts payable from, or which might constitute a charge or a lien upon, the revenues and receipts derived from its electric system, including all operation and maintenance expenses and the principal and interest on all indebtedness related to the Member's electric system.

         In connection with the implementation of long-term power marketer arrangements with LG&E Power Marketing Inc. ("LPM"), Oglethorpe and each Member entered into supplemental agreements to the New Wholesale Power Contracts which relate to certain provisions of the New Wholesale Power Contracts and apply during the term of the power marketer arrangements. The supplemental agreements clarify the application of the New Wholesale Power Contract rate schedule to the power marketer agreements. The 75% requirement described above has been met with respect to the LPM agreements. The supplemental agreements assure that all costs incurred by Oglethorpe under the LPM agreement are recoverable under the New Wholesale Power Contracts. As the expected additional power marketer arrangements are finalized, additional supplemental agreements to the New Wholesale Power Contracts will be entered into by Oglethorpe and the Members.

         See "MEMBER REQUIREMENTS AND POWER SUPPLY RESOURCES" for a description of the Members' demand and energy requirements and the related power supply resources.

Electric Rates

         Each Member is required to pay Oglethorpe for capacity and energy furnished under its New Wholesale Power Contract in accordance with rates established by Oglethorpe. Oglethorpe reviews its rates at such intervals as it deems appropriate but is required to do so at least once every year. Oglethorpe is required to revise its rates as necessary so that the revenues derived from such rates will be sufficient, but only sufficient, with its revenues from all other sources to pay operating and maintenance costs, the cost of purchased power, the cost of transmission services, and principal and interest on all indebtedness (including capital lease obligations) of Oglethorpe, all costs associated with decommissioning or otherwise retiring any generating facility, and to provide for the establishment and maintenance of reasonable reserves. Rates are also required to be established so as to enable Oglethorpe to comply with all financial requirements under the Master Indenture. (See "General--Rates and Financial Coverage Requirements" in Item 7.)

         Oglethorpe had been required under the prior RUS Mortgage to implement rates designed to maintain a Times Interest Earned Ratio ("TIER") of not less than 1.05, a Debt Service Coverage Ratio ("DSC") of not less than 1.0 and an Annual Debt Service Coverage Ratio ("ADSCR") of not less than 1.25. Oglethorpe has always met or exceeded the TIER, DSC and ADSCR requirements of the RUS Mortgage. Oglethorpe's policy for 1996 was to set rates to meet a TIER of 1.07. Under the Master Indenture, Oglethorpe is required to establish and collect rates which are reasonably expected, together with other revenues of Oglethorpe, to yield a Margins for Interest ("MFI") for each fiscal year equal to at least
1.10 times total interest charges during such fiscal year on all indebtedness secured under the Master Indenture (or by a lien equal or prior to the lien of the Master Indenture), excluding indebtedness assumed by GTC. MFI is determined by adding (i) Oglethorpe's net margins (after certain defined adjustments), (ii) interest charges on indebtedness secured under the Master Indenture (or by lien equal to or prior to the lien of the Master Indenture), excluding indebtedness assumed by GTC, and (iii) any amount included in net margins for accruals for federal or state income taxes. The definition of MFI takes into account any item of net margin, loss, gain or expenditure of any affiliate or subsidiary of Oglethorpe only if Oglethorpe has received such net margins or gains as a dividend or other distribution or if Oglethorpe has made a payment with respect to such losses or expenditures. (See "General--Rates and Financial Coverage Requirements" in Item 7.)

         Under the formulary rate established by Oglethorpe in the new rate schedule to the New Wholesale Power Contracts, the rates charged by Oglethorpe are developed using a rate methodology under which all categories of costs are specifically separated as components of the formula to determine Oglethorpe's revenue requirements. The rate schedule formula implements the assignment of responsibility for fixed costs (i.e., the PCR). The monthly charges for capacity and other non-energy charges are based on a rate formula using Oglethorpe's annual budget. Such capacity and other non-energy charges may be adjusted by the Board of Directors, if necessary, during the year through an adjustment to the annual budget. Energy charges reflect the passthrough of actual energy costs. However, under the supplemental agreements for the LPM agreements, each Member pays a fixed rate for energy, plus certain adjustments, while LPM pays all energy costs, within an agreed upon range of costs. The new rate schedule formula also includes a prior period adjustment ("PPA") mechanism. The PPA serves to facilitate the achievement of the minimum 1.10 MFI ratio, and it provides for the retention of margins within a range from a 1.10 MFI ratio to a
1.20 MFI ratio. Amounts, if any, by which Oglethorpe fails to achieve a minimum
1.10 MFI ratio would be accrued as of December 31 of the applicable year and collected during the period April through December of the following year. Amounts, if any, earned by Oglethorpe in excess of a 1.20 MFI ratio would be charged against revenues as of December 31 of the applicable year and refunded during the period April through December of the following year. The new rate schedule formula is intended to permit collection of revenues which, together with revenues from all other sources, are equal to all costs and expenses recorded by Oglethorpe, plus amounts necessary to achieve at least the minimum
1.10 MFI ratio.

         Under the terms of Oglethorpe's prior RUS Mortgage, all rate revisions by Oglethorpe were subject to the approval of RUS. Under the Master Indenture and related loan contract with RUS, however, adjustments to Oglethorpe's rates to reflect changes in Oglethorpe's budgets are not subject to RUS approval, except for reductions in rates in a fiscal year following a fiscal year in which Oglethorpe has failed to meet the minimum 1.10 MFI ratio set forth in the Master Indenture. Any change to the underlying rate formula would be subject to RUS approval. Rate revisions are not subject to the approval of any other federal or state agency or authority, including the Georgia Public Service Commission (the "GPSC").

         For information regarding future rates, see "General--Rates and Financial Coverage Requirements" and "Results of Operations--Factors Affecting Future Financial Performance" in Item 7.

Relationship with GTC

         GTC purchased and is operating the transmission system as described in "Corporate Restructuring" herein. Oglethorpe and all 39 Members are members of GTC. GTC is providing transmission services to the Members for delivery of the Members' power purchases from Oglethorpe, Southeastern Power Administration ("SEPA") and any other power suppliers. GTC also provides transmission services to Oglethorpe and third parties. Oglethorpe has entered into a transmission agreement with GTC to provide transmission services for third party transactions and for service to Oglethorpe's headquarters and the administration building at the Rocky Mountain Project, a pumped storage hydroelectric facility ("Rocky Mountain").

         In connection with the Corporate Restructuring, GTC and the Members entered into transmission agreements (the "Transmission Agreements") under which GTC provides transmission service to the Members pursuant to a transmission tariff. The Transmission Agreements have a minimum term of network service for current load until December 31, 2025. After an initial ten-year term, load growth above 1995 requirements may, with notice to GTC, be served by others. The Transmission Agreements provide that if a Member elects to purchase a part of its network service elsewhere, it must pay appropriate stranded costs to protect the other Members from any rate increase that could otherwise occur. Under the Transmission Agreements, Members have the right to design, construct and own new distribution substations.

         The Transmission Agreements provide that the Members are responsible, on a joint and several basis, for all of GTC's obligations relating to its transmission business. The Transmission Agreements contain an express covenant of the Members to set and collect retail rates sufficient to allow the Members to meet their respective obligations under the Transmission Agreements. The rate formula set forth in the transmission tariff is intended to recover all costs and expenses paid or incurred by GTC. The rate expressly includes in the description of costs to be recovered all principal and interest on indebtedness of GTC (including any indebtedness of Oglethorpe assumed by GTC). The rate further expressly provides for GTC to earn sufficient margins to satisfy the requirements of its new indenture, which is substantially similar to Oglethorpe's Master Indenture.

         The GTC transmission tariff and associated Transmission Agreements have been developed to implement the Corporate Restructuring and to be consistent with federal transmission policy as expressed in Order 888 of the Federal Energy Regulatory Commission ("FERC"). FERC's Order 888 mandates open access of essentially all transmission systems in order to promote competition in the bulk power markets and provides that non-regulated utilities (such as GTC) must provide access to their transmission systems on reciprocal terms and conditions in order to obtain transmission from FERC-regulated utilities. The transmission tariff and Transmission Agreements have been designed to facilitate the operation of GTC in the new regulatory environment and provide for GTC to serve on a nondiscriminatory basis both member and non-member customers on terms intended to meet FERC's reciprocity requirement.

         Prior to the Closing, Oglethorpe, together with Georgia Power Company ("GPC"), the Municipal Electric Authority of Georgia ("MEAG") and the City of Dalton ("Dalton"), owned transmission facilities which together form the ITS. GTC succeeded to Oglethorpe's rights in the ITS at the Closing, and GTC now owns approximately 2,267 miles of transmission line and 426 substations of various voltages. Through agreements, common access to the combined facilities that compose the ITS enables the owners to use their combined resources to make deliveries to or for their respective consumers, to provide transmission service to third parties and to make off-system purchases and sales.

         GTC's rights and obligations with respect to the ITS are governed by the Revised and Restated Integrated Transmission System Agreement (the "ITSA"), which was assigned to GTC in connection with the Corporate Restructuring. The ITSA provides for the transmission and distribution of electric energy in the State of Georgia, other than in certain counties, and for bulk power transactions, through use of the ITS. The ITS was established in order to obtain the benefits of a coordinated development of the parties' transmission facilities and to make it unnecessary for any party to construct duplicative facilities. The ITS consists of all transmission facilities, including land, owned by the parties on the date the ITSA became effective and those thereafter acquired, which are located in the State of Georgia other than in the excluded counties and which are used or usable to transmit power of a certain minimum voltage and to transform power of a certain minimum voltage and a certain minimum capacity (the "Transmission Facilities"). GPC has entered into agreements with MEAG and Dalton that are substantially similar to the ITSA, and GPC may enter into such agreements with other entities. The ITSA will remain in effect through December 31, 2012 and, if not then terminated by five years' prior written notice by either party, will continue until so terminated.

         The ITSA is administered by a committee (the "Joint Committee") composed of GTC, GPC, MEAG and Dalton. Each year, the Joint Committee determines a four-year plan of additions to the Transmission Facilities that will reflect the current and anticipated future transmission requirements of the parties. Each ITS participant is generally required to maintain an original cost investment in the Transmission Facilities in proportion to their respective Peak Loads (as defined in the ITSA).

         GTC and GPC are parties to a Transmission Facilities Operation and Maintenance Contract (the "Transmission Operation Contract"), under which GPC provides System Operator Services (as defined in the

Transmission Operation Contract) for GTC. In addition, GPC is required to provide such supervision, operation and maintenance supplies, spare parts, equipment and labor for the operation, maintenance and construction as may be specified by GTC. GPC is also required to perform certain emergency work under the Transmission Operation Contract. GTC is permitted, upon notice to GPC, to perform, or contract with others for the performance of, certain services performed by GPC. Absent termination or amendment of the Transmission Operation Contract, however, GPC will continue to perform System Operator Services for GTC. The term of the Transmission Operation Contract will continue from year to year unless terminated by either party upon four years' notice. GTC is required to pay its proportionate share of the cost for the services provided by GPC.

Relationship with GSOC

         From October 1, 1996 until the Closing, Oglethorpe was the sole member of GSOC. The Members and GTC became members of GSOC upon the Closing. GSOC now operates the system control center and provides system operations services to the Members, Oglethorpe and GTC. GTC has contracted with GSOC to provide certain transmission system operation services including reliability monitoring, switching operations, and the real-time management of the transmission system.

Relationship with GPC

         Oglethorpe's relationship with GPC is a significant factor in several aspects of Oglethorpe's business. GPC is one of Oglethorpe's principal suppliers of purchased power, and Oglethorpe is one of GPC's largest customers. All of Oglethorpe's co-owned generating facilities, except Rocky Mountain, are operated by GPC on behalf of itself as a co-owner and as agent for the other co-owners. GPC and Oglethorpe, through the Members, are competitors in the State of Georgia for electric service to new customers that have a choice of supplier under the Georgia Territorial Electric Service Act (the "Territorial Act"). For further information regarding the various relationships and agreements with GPC, see "THE MEMBERS OF OGLETHORPE--Service Area and Competition", "MEMBER REQUIREMENTS AND POWER SUPPLY RESOURCES--Power Purchase and Sale Arrangements--Power Purchases from GPC", "--Other Power System Arrangements" herein, and "GENERATING FACILITIES--Fuel Supply", "CO-OWNERS OF THE PLANTS AND THE PLANT AGREEMENTS--Co-Owners of the Plants--Georgia Power Company", and "--The Plant Agreements" in Item 2.

Relationship with RUS

         Historically, federal loan programs administered by RUS have provided the principal source of financing for electric cooperatives. Loans guaranteed by RUS and made by FFB have been a major source of funding for Oglethorpe. In recent years, there have been legislative, administrative and budgetary initiatives intended to reduce or, in some cases, eliminate federal funding for electric cooperatives. However, Oglethorpe does not have any new generation facilities under construction, and management does not anticipate the need for construction of any new capacity well into the future. (See "MEMBER REQUIREMENTS AND POWER SUPPLY RESOURCES--Power Purchase and Sale Arrangements--Power Marketer Arrangements" for a discussion of the long-term power marketer arrangements.) In addition, the Master Indenture improves Oglethorpe's ability to borrow funds in the public capital markets. See "THE MEMBERS OF OGLETHORPE--Members' Relationship with RUS" for a discussion of the impact of changes in the RUS lending program on the Members.

         Through provisions of the prior RUS Mortgage, RUS exercised substantial control and supervision over Oglethorpe in such areas as accounting, the issuance of secured indebtedness, rates and charges for the sale of power, construction and acquisition of facilities, and the purchase and sale of power. Under the Master Indenture and the new loan contact entered into with RUS in connection therewith, RUS has significantly reduced these controls.

Relationship with Intellisource

         In conjunction with the Corporate Restructuring and as a part of its continuing efforts to reduce costs, effective February 1, 1997, Oglethorpe implemented a business alliance with Intellisource, Inc., a national provider of outsourcing services. Pursuant to an agreement with Intellisource, approximately 150 support services division employees in the areas of accounting, auditing, communications, human resources, facility management, purchasing, telecommunications and information technology became employees of the Intellisource organization. Oglethorpe, GTC and GSOC are key customers of Intellisource and are being served on-site by the managers and employees of Oglethorpe's former support services division.

Certain Factors Affecting the Utility Industry in General

         The electric utility industry in the United States is undergoing fundamental change and is becoming increasingly competitive. This change is promoted by the Energy Policy Act of 1992 (the "Energy Policy Act"), recently adopted and proposed policies from FERC regarding transmission access and pricing, increased consolidation and mergers of electric utilities, the proliferation of self-generators and independent power producers, surplus generation in certain regional markets and other factors. The Energy Policy Act and FERC policies allow for increased competition among wholesale electric suppliers and increased access to transmission services by such suppliers. The new competitive environment is subject to rapidly evolving regulatory policy at both the federal and state levels, which is based on a shift to a market-driven environment from a regulated one. Significant legislative developments at the federal level and in various state legislative bodies, and regulatory developments at FERC and in state commissions are expected to continue to clarify the policy and regulatory framework for increased competition. The GPSC staff has scheduled a series of workshops, the stated purpose of which is to solicit views from the various parties impacted by electric industry restructuring and to discuss potential resolutions to these issues. At the conclusion of the workshops, the GPSC staff anticipates presenting a report to the GPSC that will identify electric industry restructuring issues, potential resolutions and the views of the parties who participated in the workshop. (See "THE MEMBERS OF OGLETHORPE--Service Area and Competition".)

         A number of other significant factors have affected the operations of electric utilities. They include the cost of fuel for the generation of electric energy, recovery of the cost of existing facilities, fluctuating rates of load growth, the effects of conservation and energy management on the use of electric energy and compliance with environmental and other governmental regulations.

         All of the factors mentioned above present an increasing challenge to companies in the electric utility industry, including Oglethorpe and the Members, to reduce costs, improve the management of resources and respond to the changing environment. (See "Corporate Restructuring" herein and "MEMBER REQUIREMENTS AND POWER SUPPLY RESOURCES--General", "--Power Purchase and Sale Arrangements--Other Power Purchases", and "ENVIRONMENTAL AND OTHER REGULATIONS" in Item 2.)

                            THE MEMBERS OF OGLETHORPE

Service Area and Competition

        The Members are listed below and include 39 of the 42 electric distribution cooperatives in the State of Georgia.

   Altamaha EMC                    Habersham EMC           Planters EMC
   Amicalola EMC                   Hart EMC                Rayle EMC
   Canoochee EMC                   Irwin EMC               Satilla Rural EMC
   Carroll EMC                     Jackson EMC             Sawnee EMC
   Central Georgia EMC             Jefferson EMC           Slash Pine EMC
   Coastal EMC                     Lamar EMC               Snapping Shoals EMC
   Cobb EMC                        Little Ocmulgee EMC     Sumter EMC
   Colquitt EMC                    Middle Georgia EMC      Three Notch EMC
   Coweta-Fayette EMC              Mitchell EMC            Tri-County EMC
   Excelsior EMC                   Ocmulgee EMC            Troup EMC
   Flint EMC                       Oconee EMC              Upson County EMC
   Grady EMC                       Okefenoke Rural EMC     Walton EMC
   GreyStone Power Corporation     Pataula EMC             Washington EMC

        The Members serve approximately 1.2 million electric consumers (meters) representing a total population of approximately 2.6 million people. The Members serve a region covering approximately 40,000 square miles, which is approximately 70% of the land area of Georgia served by the owners of the ITS, encompassing 150 of the State's 159 counties. Sales by the Members in 1996 amounted to approximately 19.6 million megawatt-hours ("MWh"), with 72% to residential consumers, 26% to commercial and industrial consumers and 2% to other consumers. The Members are the principal suppliers for the power needs of rural Georgia. While the Members do not serve any major cities, portions of their service territories are in close proximity to urban areas and are experiencing substantial growth due to the expansion of urban areas, including metropolitan Atlanta, into suburban areas and the growth of suburban areas into neighboring rural areas. The Members have experienced average annual compound growth rates from 1994 through 1996 of 5% in number of consumers, 9% in MWh sales and 7% in electric revenues.

         The Territorial Act regulates the service rights of all retail electric suppliers in the State of Georgia. Pursuant to the Territorial Act, the GPSC assigned substantially all areas in the State to specified retail suppliers. With limited exceptions, the Members have the exclusive right to provide retail electric service in their respective territories, which are predominately outside of the municipal limits existing at the time the Territorial Act was enacted in 1973. The chief exception to this rule of exclusivity is that electric suppliers may compete for most new retail loads of 900 kilowatts or greater. The GPSC may not reassign territory or transfer service except in limited circumstances provided by the Territorial Act. The GPSC may reassign territory only if it determines that an electric supplier has breached the tenets of public convenience and necessity. The GPSC may transfer service for specific premises only: (i) upon a determination by the GPSC, after joint application of electric suppliers and proper notice and hearing, that the public convenience and necessity require a transfer of service from one electric supplier to another; or (ii) upon a finding by GPSC, after proper notice and hearing, that an electric supplier's service to a premise is not adequate or dependable or that its rates, charges, service rules and regulations unreasonably discriminate in favor of or against the consumer utilizing such premises and the electric utility is unwilling or unable to comply with an order from GPSC regarding such service.

         As discussed above, the Territorial Act allows the owner of any new facility located outside of municipal limits and having a connected demand upon initial full operation of 900 kilowatts or greater to receive electric service from the retail supplier of its choice. The Members, with Oglethorpe's support, are actively engaged in competition with other retail electric suppliers for these new commercial and industrial loads. The number of commercial and industrial loads served by the Members continues to increase annually. Retail competition in the electric utility industry has historically been rare. While the competition for 900-kilowatt loads represents only limited competition in Georgia, this competition has given Oglethorpe and the Members the opportunity to develop resources and strategies to operate in an increasingly competitive market.

         From time to time, utilities are approached by other parties interested in purchasing their systems. Some of the Members have been approached in the past by third parties indicating an interest in purchasing their systems. The New Wholesale Power Contracts provide that a Member may not dissolve, liquidate or otherwise wind up its affairs without Oglethorpe's approval. The Member may not consolidate or merge with any person or reorganize or change the form of its business organization from an electric membership corporation or sell, transfer, lease or otherwise dispose of all of its assets to any person, whether in a single transaction or series of transactions, unless either (i) the transaction is approved by Oglethorpe or (ii) other specified conditions are satisfied including, but not limited to, an assumption agreement by the transferee, satisfactory to Oglethorpe, containing an assumption by the transferee of the performance and observance of every covenant and condition of the Member under the New Wholesale Power Contract, and certifications of accountants as to certain specified financial requirements of the transferee (taking into account the transfer).

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

         Oglethorpe is a membership corporation, and the Members are not subsidiaries of Oglethorpe. Except with respect to the obligations of the Members under each Member's New Wholesale Power Contract with Oglethorpe and Oglethorpe's rights under such contracts to receive payment for power and energy supplied, Oglethorpe has no legal interest in, or obligations in respect of, any of the assets, liabilities, equity, revenues or margins of the Members. (See "OGLETHORPE POWER CORPORATION--New Wholesale Power Contracts".) The revenues of the Members are not pledged as security to Oglethorpe but are the source from which moneys are derived by the Members to pay for power supplied by Oglethorpe under the New Wholesale Power Contracts. Revenues of the Members that borrow from RUS are, however, pledged under their respective RUS mortgages.

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

         Although the setting of the rates of the Members is not subject to approval by any Federal or state agency or authority other than RUS, the Territorial Act prohibits the Members from unreasonable discrimination in the setting of rates, charges, service rules or regulations and requires the Members to obtain GPSC approval of long-term borrowings.

         Snapping Shoals EMC, Mitchell EMC, Troup EMC, Walton EMC and Cobb EMC have prepaid their RUS indebtedness and are no longer RUS borrowers. Each of these Members now have financial and other requirements under loan documents with their new lenders. Other Members may also pursue this option. To the extent that these five Members and others that in the future prepay their RUS indebtedness engage in wholesale sales or transmission in interstate commerce, they will be subject to regulation by FERC under the Federal Power Act.

Members' Relationship with RUS

         Historically, federal loan programs providing direct loans from RUS to electric cooperatives have been a major source of funding for the Members. In recent years, there have been legislative, administrative and budgetary initiatives intended to reduce or, in some cases, eliminate federal funding for electric cooperatives. In addition, the RUS loan and guarantee programs have been characterized by the imposition of increasingly problematic terms and conditions and extended delays in access to necessary funding. RUS has adopted a new standard form of mortgage and has published a proposed rule describing a new standard form of loan contract for distribution borrowers.

         Recent changes and proposals for further changes have made the direct loan program administered by RUS more costly. The Rural Electrification Loan Restructuring Act of 1993 eliminated the long-standing 2% loan program and substituted a new program, the interest rates for which are based on rates being paid on municipal bonds with comparable maturities. Certain borrowers with either low consumer density or higher-than-average rates and lower-than-average consumer income are eligible for a 5% loan program. The future cost, availability and amount of RUS direct and guaranteed loans which may be available to the Members cannot be predicted.

         Five Members have prepaid their RUS indebtedness and are no longer RUS borrowers. Other Members may also pursue this option. (See "Rate Regulation of Members" herein.)

Members' Relationship with GTC and GSOC

         For information about the Members' relationship with GTC and GSOC, see "OGLETHORPE POWER Corporation--Relationship with GTC" and "--Relationship with GSOC".

Contracts with SEPA

         In addition to energy received from Oglethorpe under the New Wholesale Power Contracts, the Members purchase hydroelectric power under contracts with SEPA. In 1996, the aggregate SEPA allocation to the Members was 542 megawatts ("MW") plus associated energy, representing approximately 11% of total Member peak demand and approximately 5% of total Member energy requirements. New 20-year contracts between each of the Members and SEPA have recently been executed. The provisions of the new contracts are essentially the same as the existing contracts with a few exceptions. The Members must schedule their energy allocation, and each has designated Oglethorpe to perform this function. In a separate agreement, Oglethorpe will schedule, through GSOC, the Members' SEPA power deliveries. Further, the Members may be required, if certain conditions are met, to contribute funds for capital improvements for Corps of Engineers projects from which its allocation is derived in order to retain the allocation. SEPA and Oglethorpe have entered into new transmission arrangements under which Oglethorpe would deliver the Members' SEPA purchases. GTC, as assignee of this agreement, will deliver the SEPA power under its network tariff and contract with each Member. The new contracts are subject to RUS approval. The amount of capacity and energy available from SEPA is not expected to increase in an amount sufficient to serve a material portion of the projected growth in the Members' requirements. (See "OGLETHORPE POWER Corporation--New Wholesale Power Contracts" and "MEMBER REQUIREMENTS AND POWER SUPPLY RESOURCES--Member Demand and Energy Requirements" and the table thereunder.)

         During 1996, legislative proposals were made that would have resulted in the privatization of several of the federal power marketing administrations, in particular SEPA. Ultimately, no proposal for the privatization of the power marketing administrations was passed by Congress. The President's Budget for fiscal year 1998 does not include any proposals to privatize the federal power marketing administrations. The ultimate outcome of this issue in Congress cannot be predicted with certainty.

                 MEMBER REQUIREMENTS AND POWER SUPPLY RESOURCES

General

         Oglethorpe supplies the current capacity and energy requirements of the Members from a combination of owned and leased generating plants and from power purchased under long-term contracts with other power suppliers and power marketers. Oglethorpe owns or leases 3,335.0 MW of nameplate capacity, consisting of 1,500.6 MW of coal-fired capacity, 1,185 MW of nuclear-fueled capacity, 632.5 MW of pumped storage hydroelectric capacity, 14.8 MW of oil-fired combustion turbine capacity and 2.1 MW of conventional hydroelectric capacity. (SEE "GENERATING FACILITIES--General" and "--Plant Performance" in
Item 2 for a description of Oglethorpe's generating facilities.) These resources are generally scheduled and dispatched so as to minimize the operating cost of Oglethorpe's system. However, Oglethorpe has entered into long-term arrangements with power marketers to better utilize its resources to reduce the cost of capacity and energy delivered to the Members, in part by giving certain dispatch rights to the power marketers. (See "Power Purchase and Sale Arrangements--Power Marketer Arrangements" herein.)

Member Demand and Energy Requirements

         The following table shows the aggregate peak demand and energy requirements of the Members for the years 1994 through 1996 and also shows the amounts of such requirements supplied by Oglethorpe and SEPA. For the years 1994 through 1996, demand and energy requirements increased at an average annual compound growth rate of 13.2% and 9.7%, respectively.

                                  Demand (MW)                                 Energy Requirements (MWh)
                     ---------------------------------------         --------------------------------------------
                      Total                                            Total
                     Require-     Supplied by    Supplied by          Require-      Supplied by       Supplied by
                     ments(1)     Oglethorpe(2)    SEPA(3)             ments        Oglethorpe(2)       SEPA(3)
                     --------     -------------    -------             -----        -------------       -------
1994                   3,938         3,396           542             17,278,812      16,285,127         993,685
1995                   4,850         4,308           542             19,403,703      18,442,153         961,550
1996                   5,045         4,503           542             20,793,864      19,807,101         986,763

----------

(1) System peak demand of the Members measured at the Members' delivery points (net of system losses). The significant increase in peak demand in 1995 was due in large part to a milder than normal summer in 1994.

(2)   Includes purchased power. (See "Power Purchase and Sale
      Arrangements--Power Purchases from GPC" and "--Other Power Purchases" herein.)

(3) Supplied by SEPA through existing contracts with the Members. (See "THE MEMBERS OF OGLETHORPE--Contracts with SEPA".)

        In 1996, Cobb EMC and Jackson EMC accounted for approximately 12.5% and 11.2% of Oglethorpe's total revenues, respectively.

        Seasonal Variations

        The demand for energy by the Members is influenced by seasonal weather conditions. Historically, Oglethorpe's peak demand occurs during the months of June through September. (See "OGLETHORPE POWER Corporation--Electric Rates".) Energy revenues track energy costs as they are incurred and also fluctuate month to month. Capacity revenues reflect the recovery of Oglethorpe's fixed costs which do not vary significantly from month to month; therefore, the capacity revenues are billed and recognized in equal monthly amounts.

        Demand Management

        Oglethorpe and the Members have implemented various demand management programs. The program goal, developed in conjunction with Oglethorpe's integrated resource planning process, has been to modify demand patterns so that current resources are used efficiently and the need for additional generating resources is delayed. The programs that have been implemented include an energy efficient home program (the "Good Cents Home" program), remote-controlled switching of air conditioners, water heaters and irrigation pumps, residential energy audits and public appeals to encourage consumers to use less energy during periods of peak demand. The demand management programs have reduced the growth of peak demand and have also resulted in an increase in off-peak sales. (See "Power Purchase and Sale Arrangements--Other Power Purchases" herein.)

Power Purchase and Sale Arrangements

        Power Marketer Arrangements

        As a means of reducing the cost of power provided to the Members, Oglethorpe utilized short-term power marketer arrangements during 1996 with two different power marketers. Under both of the arrangements, the power marketer was required to provide to Oglethorpe at a favorable fixed rate all of the energy needed to meet the Members' requirements, and Oglethorpe was required to provide upon request to the power marketers at cost (subject to certain limitations) all energy available from Oglethorpe's total power resources. Under these arrangements, Oglethorpe continued to operate the power supply system and continued to dispatch the generating resources to ensure system reliability.

         Oglethorpe is now utilizing power marketer arrangements on a long-term basis to reduce the cost of power. It has entered into power marketer agreements with LPM for 50% of the load requirements of the Members, and is working to finalize an agreement with Morgan Stanley Capital Group ("Morgan Stanley") for the remaining 50% of the Members' load requirements.

         Effective January 1, 1997, Oglethorpe entered into power marketer agreements with LPM for 50% of the load requirements of the Members. Under the agreements, LPM is obligated to deliver, and Oglethorpe is obligated to take, 50% of the load requirements of the participating Members less the load requirements for certain customer choice loads (900 kilowatt or greater), plus 50% of the delivery obligations under Oglethorpe's existing firm power off-system sale contracts. For customer choice loads of three megawatts or less, LPM is obligated to deliver, if Oglethorpe requests, 50% of the associated load requirements. Oglethorpe has the option of purchasing the energy requirements for customer choice loads from another supplier. Oglethorpe is obligated to sell and LPM is obligated to buy 50% of the output of each participating Member's PCR share of the "must run" units (primarily nuclear units). Oglethorpe is also obligated to make available the same share of all other resources, which LPM may schedule. LPM does not have the right to the output of upgrades to these resources. LPM must pay Oglethorpe the cost of fuel associated with the energy taken. There is a price adjustment if the plant performance does not meet specified levels of availability and output. Oglethorpe must pay LPM a contractually specified price for each MWh purchased.

         Oglethorpe has contracted with GTC to provide available transmission services to deliver to the border of the ITS any energy sold to LPM. Each Member will use its Transmission Agreement for delivery of energy purchased from LPM and others.

         Effective with the Corporate Restructuring and the execution of supplemental agreements to the New Wholesale Power Contracts, the LPM agreement relating to 37 of the 39 Members has a term extending to 2011. With one years' notice, Oglethorpe has the right to terminate the LPM agreement for any year beginning with 2002. With one years' notice, LPM has the right to terminate the LPM agreement for any year beginning with 2005. The LPM agreement relating to the other two Members has a term extending through the end of 1999. The supplemental agreements are the vehicle through which Oglethorpe and the Members assure that the Members receive the benefits of and support the obligations for the new power marketer arrangements under the New Wholesale Power Contracts.

         LPM is an indirect wholly owned subsidiary of LG&E Energy Corp., a Kentucky corporation, which is a diversified energy services holding company. LG&E Energy Corp. is subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and, in accordance therewith, files reports and other information with the Securities and Exchange Commission (the "Commission"). Copies of this material can be obtained at prescribed rates from the Commission's Public Reference Section at 450 Fifth Street, N.W., Room 1024, Washington, D.C. 20549. Certain securities of LG&E Energy Corp. are listed on the New York Stock Exchange, and reports and other information concerning LG&E Energy Corp. can be inspected at the office of such Exchange.

         Oglethorpe is now working to finalize power marketer arrangements with Morgan Stanley that would supply the remaining 50% of the Members' load requirements. The agreement is expected to allow each Member to have Oglethorpe elect a term from three to eight years. Each Member is currently deciding whether to have Oglethorpe obtain its remaining load requirements from Morgan Stanley. The proposed agreement would obligate Oglethorpe to purchase fixed quantities of energy, averaging 50% of the Members' forecasted requirements during the term of the agreement. Initially, Oglethorpe would manage the system through purchases or sales to balance this fixed requirement against the actual requirements. Oglethorpe would have considerably more discretion in the management of the power supply system under the proposed Morgan Stanley contract than under the LPM contract. In order to complete the implementation of the Morgan Stanley power marketer arrangements, Oglethorpe and each participating Member will enter into supplemental agreements to the New Wholesale Power Contract to conform the provisions of the New Wholesale Power Contracts to the terms of the power marketing arrangements. Any Member that elects not to participate in the Morgan Stanley agreement would have other options available, including having Oglethorpe manage this portion of the Member's load requirements and, beginning as early as January 1, 1998, contract with other power marketers.

         In the interim, Oglethorpe is supplying this portion of the Members' requirements from its own resources and by off-system purchase and sales. In the event Oglethorpe does not enter into power marketer agreements for the remainder of its load, it can continue to operate effectively in this manner

         Oglethorpe will continue to plan for each Member's requirements beyond the term of the respective power marketer agreements, including decisions regarding early termination.

         Power Purchases from GPC

         Oglethorpe currently purchases 1,000 MW of capacity and associated energy from GPC on a take-or-pay basis under the Block Power Sale Agreement ("BPSA"), which extends through December 31, 2003. The capacity purchases under the BPSA are from five Component Blocks (as defined in the BPSA), composed of three Component Blocks of 250 MW each (coal-fired units) and two Component Blocks of 125 MW each (combustion turbine units). The capacity in one or more Component Blocks may, however, be less than the MW stated above, as the result of scheduled retirement of units or retirements due to force majeure events. All units in the combustion turbine Component Blocks are scheduled to be retired by 2003. Although Oglethorpe may not increase its capacity purchases under the BPSA, it may reduce or extend its purchases of one or more Component Blocks upon proper notice to GPC. Oglethorpe has given notice of its intent to reduce its purchases by two 250 MW Component Blocks (coal-fired units) effective September 1, 1997 and September 1, 1998. Also, pursuant to its long-term power marketer agreements with LPM, Oglethorpe has committed to continue reducing its purchases from GPC as permitted under the BPSA and thus will no longer purchase any energy under the BPSA effective September 1, 2001. (See "Power Marketer Arrangements" herein for a discussion of the LPM agreement.)

         Other Power Purchases

         Oglethorpe purchases 100 MW of capacity from each of Entergy Power, Inc. ("EPI") and Big Rivers Electric Corporation ("Big Rivers"), under agreements extending through June and July 2002, respectively. The availability of capacity under the EPI contract is dependent on the availability of two specific generating units available to EPI. The Tennessee Valley Authority ("TVA") provides the transmission service to deliver the power from the Big Rivers electric system to the ITS. TVA and Southern Company Services, as agent for Alabama Power Company and Mississippi Power Company, provide the transmission service necessary to deliver the power from EPI to the ITS. (See
Note 9 of Notes to Financial Statements in Item 8.)

         Oglethorpe also has a contract through 2019 to purchase approximately 300 MW of capacity with Hartwell Energy Limited Partnership ("Hartwell"), a partnership owned 50% by Destec Energy, Inc. and 50% by American National Power, Inc., a subsidiary of National Power, PLC. Oglethorpe intends to use the units for peaking capacity but has the right to dispatch the units fully.

         In addition to the purchases from GPC, Big Rivers and EPI, Oglethorpe also purchases small amounts of capacity and energy from "qualifying facilities" under the Public Utility Regulatory Policies Act of 1978 ("PURPA"). Under a waiver order from FERC, Oglethorpe has historically made all purchases the Members would have otherwise been required to make under PURPA and Oglethorpe was relieved of its obligation to sell certain services to "qualifying facilities" so long as the Members make those sales. Oglethorpe has historically provided the Members with the necessary services to fulfill these sale obligations. Purchases by Oglethorpe from such qualifying facilities provided 0.2% of Oglethorpe's energy requirements for the Members in 1996. As a result of the Corporate Restructuring, the Member may make such purchases in the future.

         Oglethorpe has contracted with Florida Power Corporation to purchase 50 MW of peaking capacity during the summer of 1997 and 275 MW of peaking capacity during the summer of 1998.

         Under the New Wholesale Power Contracts, Oglethorpe will provide joint planning services for all participating Members. A Member may elect not to have Oglethorpe provide joint planning, procurement or bulk power marketing. Although the long-term power marketer arrangements may provide substantially all of the Members' requirements for the contract term, Oglethorpe will continue to supply these planning services for requirements beyond the contract term as well as for evaluation of contract options.

         Long-Term Power Sales

         Oglethorpe has an agreement to sell 100 MW of base capacity to Alabama Electric Cooperative beginning June 1, 1998, and extending through December 31, 2005.

         Other Power System Arrangements

         Oglethorpe has interchange, transmission and/or short-term capacity and energy purchase or sale agreements with over 20 utilities and other power suppliers. The agreements provide variously for the purchase and/or sale of capacity and energy and/or for the purchase of transmission service. The development of and access to a statewide transmission network and the interconnections with other utilities are key elements in Oglethorpe's ability to make off-system sales and purchases through its contract with GTC and to compete in an increasingly competitive market.

                                OTHER INFORMATION

         Information with respect to fuel supply for Oglethorpe's plants is set forth under the caption "GENERATING FACILITIES--Fuel Supply" included in Item 2 and is incorporated herein by reference. Information with respect to environmental and other regulations affecting Oglethorpe and its plants is set forth under the caption "ENVIRONMENTAL AND OTHER REGULATIONS" included in Item 2 and is incorporated herein by reference.

Item 2.  PROPERTIES

                              GENERATING FACILITIES

General

        The following table sets forth certain information with respect to the generating facilities in which Oglethorpe currently has ownership or leasehold interests, all of which are in commercial operation. The Edwin I. Hatch Plant ("Plant Hatch"), the Hal B. Wansley Plant ("Plant Wansley"), the Alvin W. Vogtle Plant ("Plant Vogtle") and the Robert W. Scherer Units No. 1 and No. 2 ("Scherer Units No. 1 and No. 2") are co-owned by Oglethorpe, GPC, MEAG and Dalton. GPC is the operating agent for each of these co-owned plants. Rocky Mountain is co-owned by Oglethorpe and GPC, and Oglethorpe is the operating agent. Oglethorpe is the sole owner of the Tallassee Project at the Walter W. Harrison Dam ("Tallassee"). (See "CO-OWNERS OF THE PLANTS AND THE PLANT AGREEMENTS--The Plant Agreements".)

                                                                     Oglethorpe's
                                                                    Share of Name-      Commercial       License
                                                     Percentage     Plate Capacity       Operation     Expiration
                                    Type of Fuel     Interest(1)         (MW)              Date           Date
                                    ------------     -----------         ----              ----           ----
FACILITIES IN SERVICE:
Plant Hatch (near Baxley)
  Unit No. 1                           Nuclear           30              243.0             1975           2014
  Unit No. 2                           Nuclear           30              246.0             1979           2018
Plant Vogtle (near Waynesboro)
  Unit No. 1                           Nuclear           30              348.0             1987           2027
  Unit No. 2                           Nuclear           30              348.0             1989           2029
Plant Wansley (near Carrollton)
  Unit No. 1                           Coal              30              259.5             1976           N/A(2)
  Unit No. 2                           Coal              30              259.5             1978           N/A(2)
  Combustion Turbine                   Oil               30               14.8             1980           N/A(2)
Plant Scherer (near Forsyth)
  Unit No. 1                           Coal              60              490.8             1982           N/A(2)
  Unit No. 2                           Coal              60              490.8             1984           N/A(2)
Tallassee (near Athens)                Hydro            100                2.1             1986           2023
Rocky Mountain                        Pumped Storage
  (near Rome)                         Hydro            74.61             632.5             1995           2027
                                                                     ---------
         Total Ownership                                               3,335.0
                                                                     =========

----------

(1) Oglethorpe has an ownership interest in all of the facilities except Scherer Unit No. 2. The 60% interest in Scherer Unit No. 2 is leased under leases that expire in 2013, subject to options to renew for a total of 8.5 years.

(2) Coal-fired units and combustion turbines do not operate under operating licenses similar to those granted to nuclear units by the Nuclear Regulatory Commission and to hydroelectric plants by FERC.

Plant Performance

         The following table sets forth certain operating performance information of each of the major generating facilities in which Oglethorpe currently has ownership or leasehold interests:

                                          Equivalent Availability (1)                 Capacity Factor (2)
                                       ------------------------------              -------------------------
Unit                                    1996       1995       1994                 1996       1995      1994
----                                    ----       ----       ----                 ----       ----      ----
Plant Hatch
  Unit No. 1...................         83%        98%        84%                   83%      100%       85%
  Unit No. 2...................         97         75         78                    99        75        79
Plant Vogtle
  Unit No. 1...................         80         98         86                    80        98        86
  Unit No. 2...................         88         89         91                    89        90        91
Plant Wansley
  Unit No. 1...................         88         90         92                    58        56        62
  Unit No. 2...................         91         89         88                    62        56        58
Plant Scherer
  Unit No. 1...................         92         95         97                    74        73        64
  Unit No. 2...................         84         97         85                    72        85        60
Rocky Mountain (3)
  Unit No. 1...................         94         83        N/A                    15        16       N/A
  Unit No. 2...................         95         92        N/A                    13        15       N/A
  Unit No. 3...................         95         92        N/A                    10        16       N/A

---------------------

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

(3)   Rocky Mountain Commercial Operation Dates: Unit 1 - July 24, 1995; Unit 2
      - June 19, 1995; Unit 3 - June 1, 1995. This information was calculated beginning from the commercial operation date for each unit. As a pumped storage plant, Rocky Mountain primarily operates in peaking service.

        The nuclear refueling cycle for Plants Hatch and Vogtle exceeds twelve months. Therefore, in some calendar years the units at these plants are not taken out of service for refueling, resulting in higher levels of equivalent availability and capacity factor.

Fuel Supply

        Coal for Plant Wansley is purchased under long-term contracts, which are estimated to be sufficient to provide the majority of the coal requirements of Plant Wansley through 1997, with the remainder being provided through spot market transactions. As of February 28, 1997, there was a 38-day coal supply at Plant Wansley based on nameplate rating.

        Low-sulfur "compliance" coal for Scherer Units No. 1 and No. 2 is purchased under long-term contracts and spot market transactions. As of February 28, 1997, the coal stockpile at Plant Scherer contained a 37-day supply based on nameplate rating. During 1994, Plant Scherer was converted to burn both sub-bituminous and bituminous coals, and a separate stockpile of sub-bituminous coal was built in addition to the stockpile of bituminous coal.

        The Plant Scherer and Wansley ownership and operating agreements were amended in 1993 and 1996, respectively, to allow each co-owner (i) to dispatch separately its respective ownership interest in conjunction with contracting separately for long-term coal purchases procured by GPC and (ii) to procure separately long-term coal purchases. Pursuant to the amendments, Oglethorpe implemented separate dispatch of Plant Scherer in 1994. Oglethorpe expects to implement separate dispatch at Plant Wansley by early to mid-summer 1997. Oglethorpe continues to use GPC as its agent for fuel procurement.

        To take advantage of these changes at Plants Scherer and Wansley, Oglethorpe formed a wholly owned subsidiary to acquire rail cars designed for hauling coal from the western coal mining regions. The subsidiary, Black Diamond Energy, Inc., has purchased or leased 299 rail cars. Oglethorpe has entered into an initial 15-year lease with the subsidiary which obligates Oglethorpe to pay all of the ownership and operating expenses of the subsidiary relating to the rail cars during the lease term.

        For information relating to the impact that the Clean Air Act will have on Oglethorpe, see "ENVIRONMENTAL AND OTHER REGULATIONS--Clean Air Act".

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

        Plants Hatch and Vogtle currently have on-site spent fuel storage capacity. Based on normal operations and retention of all spent fuel in the reactor, it is anticipated that existing on-site pool capacity would not be sufficient in 2003 and 2008, respectively, to accept the number of spent fuel assemblies that would normally be removed from the reactor during a refueling. Contracts with the Department of Energy ("DOE") have been executed to provide for the permanent disposal of spent nuclear fuel produced at Plants Hatch and Vogtle. The services to be provided by DOE are scheduled to begin in 1998; however, the DOE has stated that permanent nuclear waste storage facilities will not be available by that date, and it is uncertain when they will be available. If DOE does not begin receiving the spent fuel from Plant Hatch in 2003 or from Plant Vogtle in 2008, alternative methods of spent fuel storage will be needed. Activities for adding dry cast storage capacity at Plant Hatch by as early as 1999 are in progress. (See "ENVIRONMENTAL AND OTHER REGULATIONS--Nuclear Regulation" for a discussion of the Nuclear Waste Policy Act and Note 1 of Notes to Financial Statements in Item 8 regarding nuclear fuel cost.)

                CO-OWNERS OF THE PLANTS AND THE PLANT AGREEMENTS

Co-owners of the Plants

         Plants Hatch, Vogtle, Wansley and Scherer Units No. 1 and No. 2 are co-owned by Oglethorpe, GPC, MEAG and Dalton, and Rocky Mountain is co-owned by Oglethorpe and GPC. Each such co-owner owns, and Oglethorpe owns or leases, undivided interests in the amounts shown in the following table (which excludes the Plant Wansley combustion turbine). GPC is the operating agent for each of these plants, except for Rocky Mountain for which Oglethorpe is the operating agent. (See "The Plant Agreements" herein.)

                         Nuclear                           Coal-Fired                  Pumped Storage
              -----------------------------     ----------------------------------     --------------
                  Plant           Plant               Plant         Scherer Units           Rocky
                  Hatch          Vogtle              Wansley        No. 1 & No. 2         Mountain         Total
              -----------    --------------     --------------    ----------------     --------------      -----
                %    MW(1)     %     MW(1)         %      MW(1)      %       MW(1)       %      MW(1)      MW(1)
              -----  -----   -----   -----       -----    -----    -----     -----     -----    -----      -----
Oglethorpe.    30.0   489    30.0     696        30.0      519     60.0(2)    982      74.61     633       3,319
GPC........    50.1   817    45.7   1,060        53.5      926      8.4       137      25.39     215       3,155
MEAG.......    17.7   288    22.7     527        15.1      261     30.2       494      --         --       1,570
Dalton.....     2.2     36    1.6      37         1.4       24      1.4        23      --         --         120
            --------------------- -------     -------  -------  -------   -------  ------     ------      ------
Total......   100.0 1,630   100.0   2,320       100.0    1,730    100.0     1,636  100.00        848       8,164
              ===== =====   =====   =====       =====    =====    =====     =====  ======        ===       =====

----------

(1) Based on nameplate ratings.

(2) Oglethorpe leases its interest in Scherer Unit No. 2 pursuant to long-term net leases.

         Georgia Power Company

         GPC is a wholly owned subsidiary of The Southern Company, a registered holding company under the Public Utility Holding Company Act, and is engaged primarily in the generation and purchase of electric energy and the transmission, distribution and sale of such energy within the State of Georgia at retail in over 600 communities (including Athens, Atlanta, Augusta, Columbus, Macon, Rome and Valdosta), as well as in rural areas, and at wholesale to Oglethorpe, MEAG and three municipalities. GPC is the largest supplier of electric energy in the State of Georgia. (See "OGLETHORPE POWER CORPORATION--Relationship with GPC" in Item 1.)

         GPC is subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and, in accordance therewith, files reports and other information with the Commission. Copies of this material can be obtained at prescribed rates from the Commission's Public Reference Section at 450 Fifth Street, N.W., Room 1024, Washington, D.C. 20549. Certain securities of GPC are listed on the New York Stock Exchange, and reports and other information concerning GPC can be inspected at the office of such Exchange.

         Municipal Electric Authority of Georgia

         MEAG, an instrumentality of the State of Georgia, was created for the purpose of providing electric capacity and energy to those political subdivisions of the State of Georgia that owned and operated electric distribution systems at that time. MEAG (who also markets under the name of MEAG Power) has entered into power sales contracts with each of 48 cities and one county in the State of Georgia. Such political subdivisions, located in 39 of the State's 159 counties, collectively serve approximately 270,000 electric customers.

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

         Each Operating Agreement gives GPC, as agent, sole authority and responsibility for the management, control, maintenance, operation, scheduling and dispatching of the plant to which it relates. However, as provided in the amendments to the Plant Scherer Ownership and Operating Agreements, Oglethorpe is separately dispatching its ownership share of Scherer Units No. 1 and No. 2. Similar amendments to the Plant Wansley Operating Agreement have recently been entered into and Oglethorpe expects to begin dispatching separately its ownership share in Plant Wansley in 1997. (See "GENERATING FACILITIES--Fuel Supply".) In 1990, the co-owners of Plants Hatch and Vogtle entered into the Nuclear Managing Board Agreement which amended the Plant Hatch and Plant Vogtle Ownership and Operating agreements, primarily with respect to GPC's reporting requirements, but did not alter GPC's role as agent with respect to the nuclear plants. In 1993, the co-owners entered into the Amended and Restated Nuclear Managing Board Agreement (the "Amended and Restated NMBA") which provides for a managing board (the "Nuclear Managing Board") to coordinate the implementation and administration of the Plant Hatch and Plant Vogtle Ownership and Operating Agreements and provides for increased rights for the co-owners regarding certain decisions and allowed GPC to contract with a third party for the operation of the nuclear units. In connection with the recent amendments to the Plant Scherer Ownership and Operating Agreements, the co-owners of Plant Scherer entered into the Plant Scherer Managing Board Agreement which provides for a managing board (the "Plant Scherer Managing Board") to coordinate the implementation and administration of the Plant Scherer Ownership and Operating Agreements and provides for increased rights for the co-owners regarding certain decisions, but does not alter GPC's role as agent with respect to Plant Scherer.

         The Operating Agreements provide that Oglethorpe is entitled to a percentage of the net capacity and net energy output of each plant or unit equal to its percentage undivided interest owned or leased in such plant or unit, subject to its obligation to sell capacity and energy to GPC as described below. Except as otherwise provided, each party is responsible for a percentage of Operating Costs (as defined in the Operating Agreements) and fuel costs of each plant or unit equal to the percentage of its undivided interest which is owned or leased in such plant or unit. For Scherer Units No. 1 and No. 2 and for Plant Wansley, once Oglethorpe begins separate dispatch there, each party will be responsible for its fuel costs and for variable Operating Costs in proportion to the net energy output for its ownership interest, while responsibility for fixed Operating Costs will continue to be equal to the percentage undivided ownership interest which is owned or leased in such unit. GPC is required to furnish budgets for Operating Costs, fuel plans and scheduled maintenance plans subject to, in the case of Scherer Units No. 1 and No. 2, certain limited rights of the Participants to disapprove such budgets proposed by GPC and to substitute alternative budgets. The Ownership Agreements and Operating Agreements provide that, should a Participant fail to make any payment when due, among other things, such nonpaying Participant's rights to output of capacity and energy would be suspended.

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

         Proposed Changes to Nuclear Plant Operating Arrangements

         In September 1992, GPC filed applications with the Nuclear Regulatory Commission (the "NRC") to add SONOPCO to the operating license of each unit of Plants Hatch and Vogtle and designate SONOPCO as the operator. The application has been recently approved by the Atomic Safety and Licensing Board and became effective in late March. SONOPCO, a subsidiary of The Southern Company specializing in nuclear services, currently provides certain operating, maintenance, and other services to GPC in accordance with the Amended and Restated NMBA and the agreements referenced in the Amended and Restated NMBA. The co-owners had previously agreed to a Nuclear Operating Agreement between GPC and SONOPCO, which became operative on the effective date of the license amendment.

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

         Oglethorpe completed, in two separate closings on December 31, 1996 and January 3, 1997, lease transactions for its 74.61% undivided ownership interest in Rocky Mountain. Under the terms of these transactions, Oglethorpe leased the facility to three institutional investors for a term of 71 years, who in turn leased it back to Oglethorpe for a term of 30 years. The transactions are characterized as a sale and lease-back for income tax purposes, but not for financial reporting purposes. Oglethorpe will continue to control and operate the plant during the lease-back term, and it fully intends to repurchase tax ownership and to retain all other rights of ownership with respect to the plant at the end of the lease-back period. As a result of these transactions, Oglethorpe received net proceeds of approximately $96 million which is being recorded as a deferred credit and will be recognized in income over the term of the lease-back. Approximately $91 million of the proceeds will be used for the early retirement of FFB debt, with the remaining $5 million being used to pay alternative minimum taxes on the transactions. The combination of the debt prepayment and the amortized gain will result in an estimated $11 million in annual savings. In connection with these transactions, Oglethorpe is obligated to maintain liquidity from various sources of approximately $50 million.

                       ENVIRONMENTAL AND OTHER REGULATIONS

General

         As is typical in the utility industry, Oglethorpe is subject to Federal, State and local air and water quality requirements which, among other things, regulate emissions of pollutants, such as particulate matter ("PM"), sulfur oxides and nitrogen oxides ("NOx") into the air and discharges of other pollutants, including heat, into waters of the United States. Oglethorpe is also subject to Federal, State and local waste disposal requirements which regulate the manner of transportation, storage and disposal of solid and other waste. In general, environmental requirements are becoming increasingly stringent, and further or new requirements may substantially increase the cost of electric service by requiring changes in the design or operation of existing facilities as well as changes or delays in the location, design, construction or operation of new facilities. Failure to comply with these requirements could result in the imposition of civil and criminal penalties as well as the complete shutdown of individual generating units not in compliance. There is no assurance that the units in operation will always remain subject to the regulations currently in effect or will always be in compliance with future regulations.

         Compliance with environmental standards or deadlines will continue to be reflected in Oglethorpe's capital and operating costs. Oglethorpe's direct capital costs to achieve compliance with environmental requirements are expected to be an aggregate of approximately $250,000 for 1997, 1998 and 1999.

Clean Air Act

         The Clean Air Act seeks to improve air quality throughout the United States. The acid rain provisions of the Clean Air Act require the reduction of sulfur dioxide ("SO2") and NOx emissions from affected units, including coal-fired electric power facilities. The SO2 reductions required by the Clean Air Act will be achieved in two phases. Phase I addresses specific generating units named in the Clean Air Act. Both units of Plant Wansley are "affected units" under Phase I. Scherer Units No. 1 and No. 2 are not "affected units" under Phase I but are "affected units" under Phase II. Beginning in 1995, Phase I affected units became subject to the SO2 emission allowance trading program. Emission allowances are issued by the U.S. Environmental Protection Agency ("EPA"), based on statutory allocations in Phase I and on fossil fuel consumption for affected units from 1985 through 1987 for Phase II. An allowance, which gives the holder the authority to emit one ton of SO2 during a calendar year, is transferable and can be bought, sold or banked for use in the years following its issuance. Oglethorpe expects to comply with Phase I requirements through the use of its allowances coupled with switching to lower sulfur coal, a compliance strategy that has required some equipment upgrades at Plant Wansley and may result in unused allowances that can be banked for future use or sold.

         For Phase II, which begins in the year 2000, when total U.S. emissions of SO2 will be capped at 8.9 million tons, Oglethorpe could use a variety of options for SO2 compliance, including use of emission allowances (allocated, banked or purchased, if needed), fuel-switching or installation of flue gas desulfurization equipment. Achieving compliance with Phase II has already resulted in some equipment upgrades at Scherer Units No. 1 and No. 2.

         Although some NOx regulations implementing the requirements of the Clean Air Act have been finalized for some time, others have recently been promulgated and there remains the possibility that further regulation of NOx emissions from utility sources could be imposed. EPA recently issued a final rule lowering the NOx emission standard for boiler types such as those found at Scherer Units No. 1 and No. 2. These rules have been challenged, however, and whether the new NOx emission standards will ultimately be imposed at Plant Scherer Units No. 1 and

No. 2 is not known. Depending on the form those NOx rules take after the associated litigation has ended, additional expenditures for pollution control equipment may be incurred.

         In general, compliance with the Clean Air Act will continue to require expenditures for monitoring and permitting, and in some instances may involve increased operating or maintenance expenses. Capital expenditures of Oglethorpe through 1996 for pollution control equipment needed to comply with the Clean Air Act at Plant Wansley have been approximately $7,200,000 and at Scherer Units No. 1 and No. 2 have been approximately $720,000. Although the estimated cost of any additional improvements at Plant Wansley and Scherer Units No. 1 and No. 2 remains dependent upon the chosen compliance plan and may be affected by future plan amendments and/or future regulation, Oglethorpe has budgeted approximately $250,000 in capital expenditures for Clean Air Act and related projects over the next three years. In addition, the final capital cost of improvements and any effect on operating costs will be determined by the compliance plan as finally implemented and any applicable regulatory changes.

         Metropolitan Atlanta is classified as a "serious nonattainment area" with regard to the ozone ambient air quality standards. The Clean Air Act, under which these standards are promulgated, requires the State of Georgia to conduct specific studies and establish new rules regulating sources of NOx and volatile organic compounds ("VOC"), to achieve attainment of the standards by 1999 and to maintain compliance thereafter. These studies could result in new rules for power plants in the State, including Plants Wansley and Scherer. Further, along with 36 other states in the eastern half of the U.S., Georgia, as a member of the Ozone Transport Assessment Group ("OTAG"), is performing extensive photochemical grid modeling in an effort to reach a consensus among its member states as to the strategies needed to reduce ozone and its precursors (including
NOx). Large, stationary sources of NOx have been a focus for OTAG. Originally, each OTAG state was to have new emission reduction strategies in place by late spring or early summer of 1997. However, EPA has stated its intention to specify the overall amount of NOx and VOC emission reductions that must be achieved by each OTAG state.

         Plant Wansley is near the non-attainment area while Plant Scherer is located further away. The results of these studies and new rules could require NOx controls more stringent than those now required under the acid rain provisions of the Clean Air Act for compliance. Portions of Subchapter I of the Clean Air Act also require that several studies be conducted regarding the health effects of power plant emissions of certain hazardous air pollutants. The studies will be used in making decisions on whether additional controls of these pollutants are necessary. The effect of any of these potential regulatory changes under the Clean Air Act, including new rules under the amended provisions, can not now be predicted.

         The Clean Air Act also requires EPA to review all National Ambient Air Quality Standards ("NAAQS") periodically, revising such standards as necessary. Last year, EPA decided not to impose a new short-term standard for sulfur oxides (measured as SO2). That decision has been appealed, however, so that it is still possible that a new SO2 standard could be promulgated. If a new short-term NAAQS for SO2 were imposed, it might require new emission controls at Plants Wansley and Scherer, which could result in substantial costs to Oglethorpe.

         EPA has also proposed to revise the NAAQS for both ozone and PM. Either of these proposals, if finalized, could have a substantial effect on the types of controls that might be needed at Plants Wansley or Scherer for compliance. However, the final impacts (and any associated expenditures) at either plant can not now be predicted with any certainty. In fact, the impact of any change in these NAAQS can not now be determined, because the effect of any change would depend in part on the final ambient standards developed.

         Although Oglethorpe's management is currently unable to determine the overall effect that compliance with requirements under the Clean Air Act will have on its operations, it does not believe that any required increases in capital or operating expenses would have a material effect on its results of operations or its financial condition. Compliance with the requirements under the Clean Air Act may also require increased capital or operating expenses on the part of GPC. Any increases in GPC's capital or operating expenses may cause an increase in the cost of power purchased from GPC. (See "MEMBER REQUIREMENTS
AND POWER SUPPLY RESOURCES--Power Purchase and Sale Arrangements--Power Purchases from GPC" in Item 1.)

Clean Water Act

         For some time now, Congress has been considering reauthorization of the Clean Water Act. If that occurs, Oglethorpe's operations could be affected. However, the full impact of any reauthorization cannot now be determined and will depend on the specific changes to the statute, as well as to any implementing state or federal regulations that might be promulgated.

         At the state level, EPA is under Federal court order to begin development of Total Maximum Daily Loads ("TMDLs") for all of Georgia's stream segments that do not yet meet established water quality standards. The order calls for a strict schedule for the development of such TMDLs, beginning in the summer of 1997. Oglethorpe cannot now predict what impact, if any, such development will have on the operations of Plants Wansley, Scherer, Hatch or Vogtle, because the effect will depend on the final TMDLs to be developed and EPA's (and the state's) approach for revising National Pollutant Discharge Elimination System permits to achieve the desired TMDLs and ultimately achieve the required water quality standards.

Georgia Hazardous Site Response Act ("GHSRA")

         GHSRA requires the compilation and listing of an inventory of all known or suspected sites where "regulated substances" have been disposed of or released in quantities deemed reportable by the state. In developing this list, which includes hundreds of sites, one site co-owned by Oglethorpe was listed. The site is located at Plant Wansley and consists of an ash pond. As the operating agent of the plant, GPC will conduct the required remedial investigation in late 1997 or early 1998, to determine if any clean-up activities are required. At this time, it is uncertain whether any remediation will be required and what the timing of any required remediation might be. If remediation is required, Oglethorpe could incur up to an estimated $800,000 in clean-up costs and $6 million in capital costs, associated with the redevelopment of the ash pond. Additional sites may require investigation and remediation expenses, a portion or all of which Oglethorpe may be liable for. At this time, Oglethorpe does not believe that any capital or operating costs associated with GHSRA clean-ups would have a material effect on its results of operations or its financial condition.

Nuclear Regulation

         Oglethorpe is subject to the provisions of the Atomic Energy Act of 1954, as amended (the "Atomic Energy Act"), which vests jurisdiction in the NRC over the construction and operation of nuclear reactors, particularly with regard to certain public health, safety and antitrust matters. The National Environmental Policy Act has been construed to expand the jurisdiction of the NRC to consider the environmental impact of a facility licensed under the Atomic Energy Act. Plants Hatch and Vogtle are being operated under licenses issued by the NRC. All aspects of the operation and maintenance of nuclear power plants are regulated by the NRC. From time to time, new NRC regulations require changes in the design, operation and maintenance of existing nuclear reactors. Operating licenses issued by the NRC are subject to revocation, suspension or modification, and the operation of a nuclear unit may be suspended if the NRC determines that the public interest, health or safety so requires. (See "CO-OWNERS OF THE PLANTS AND THE PLANT AGREEMENTS--The Plant Agreements--Proposed Changes to Nuclear Plant Operating Arrangements".)

         Pursuant to the Nuclear Waste Policy Act of 1982, as amended, the Federal government has the regulatory responsibility for the final disposition of commercially produced high-level radioactive waste materials, including spent nuclear fuel. Such Act requires the owner of nuclear facilities to enter into disposal contracts with DOE for such material. These contracts require each such owner to pay a fee which is currently one dollar per MWh for the net electricity generated and sold by each of its reactors. (See "GENERATING FACILITIES--Fuel Supply".)

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

         Oglethorpe is subject to other environmental statutes including, but not limited to, the Toxic Substances Control Act ("TSCA"), the Resource Conservation & Recovery Act ("RCRA"), the Endangered Species Act ("ESA"), the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the Emergency Planning and Community Right to Know Act, and to the regulations implementing these statutes. Oglethorpe does not believe that compliance with these statutes and regulations will have a material impact on its operations. Changes to any of these laws, however, could affect many areas of Oglethorpe's operations. Congress is considering amending the ESA and reauthorizing CERCLA, TSCA and perhaps RCRA. Although compliance with new environmental legislation could have a significant impact on Oglethorpe, those impacts cannot be fully determined at this time and would depend in part on the final legislation and the development of implementing regulations.

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

Energy Policy Act

         The Energy Policy Act allows for increased competition among wholesale electric suppliers and increased access to transmission services by such suppliers. It created a new class of utilities called Exempt Wholesale Generators ("EWGs"), which are exempt from certain restrictions otherwise imposed by the Public Utility Holding Company Act. The effect of this exemption is to facilitate the development of independent third-party generators potentially available to satisfy utilities' needs for increased power supplies. Unlike purchases from qualifying facilities under PURPA (see "MEMBER REQUIREMENTS AND POWER SUPPLY RESOURCES--Power Purchase and Sales Arrangements--Other Power Purchases" in Item 1), utilities have no statutory obligation to purchase power from EWGs. Furthermore, EWGs are precluded from making direct sales to retail electricity customers.

         The Energy Policy Act also broadened the authority of FERC to require a utility to transmit power to or on behalf of other participants in the electric utility industry, including EWGs and qualifying facilities, but FERC is precluded from requiring a utility to transmit power from another entity directly to a retail customer. In 1996,

FERC issued two final rules (Orders 888 and 889) and a notice of proposed rulemaking regarding capacity reservation tariffs that would make significant changes in the form of transmission services performed by public utilities subject to FERC's jurisdiction. See "OGLETHORPE POWER CORPORATION--Relationship with GTC" in Item 1 for information regarding GTC's transmission tariff.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA


                             (dollars in thousands)

                                                1996            1995             1994            1993              1992
Operating revenues:
   Sales to Members .....................  $  1,023,094    $  1,030,797     $    930,875    $    899,720      $    816,000
   Sales to non-Members .................        78,343         118,764          125,207         200,940           268,763
                                           ------------    ------------     ------------    ------------      ------------
   Total operating revenues .............     1,101,437       1,149,561        1,056,082       1,100,660         1,084,763
                                           ------------    ------------     ------------    ------------      ------------
Operating expenses:
   Fuel .................................       206,524         219,062          203,444         176,342           167,288
Production ..............................       129,178         133,858          132,723         129,972           115,915
Purchased power .........................       229,089         264,844          227,477         271,970           230,510
Depreciation and
amortization ............................       163,130         139,024          131,056         128,060           126,047
Taxes ...................................        30,262          27,561           24,741          25,148            19,634
Other operating expenses ................        60,505          56,535           49,234          44,876            50,578
                                           ------------    ------------     ------------    ------------      ------------
Total operating expenses ................       818,688         840,884          768,675         776,368           709,972
                                           ------------    ------------     ------------    ------------      ------------
Operating margin ........................       282,749         308,677          287,407         324,292           374,791
Other income, net .......................        65,334          33,710           40,795          38,741            45,928
Net interest charges ....................      (326,331)       (320,129)        (305,120)       (350,652)         (393,247)
Margin before cumulative effect of change
    in accounting principle .............        21,752          22,258           23,082          12,381            27,472
Cumulative effect of change in accounting
    for income taxes ....................          --              --               --            13,340              --
                                           ------------    ------------     ------------    ------------      ------------
Net margin ..............................  $     21,752    $     22,258     $     23,082    $     25,721      $     27,472
                                           ============    ============     ============    ============      ============
Electric plant, net:
   In service ...........................  $  4,345,200    $  4,436,009     $  3,980,439    $  4,054,956      $  4,122,411
Construction work in progress ...........        31,181          35,753          538,789         450,965           322,628
                                           ------------    ------------     ------------    ------------      ------------
                                           $  4,376,381      $  4,471,762   $  4,519,228    $  4,505,921      $  4,445,039
                                           ============      ============   ============    ============      ============
Total assets ............................  $  5,362,175    $  5,438,496     $  5,346,330    $  5,323,890      $  5,359,597
                                           ============    ============     ============    ============      ============
Capitalization:
   Long-term debt .......................  $  4,052,470    $  4,207,320     $  4,128,080    $  4,058,251      $  4,095,796
Obligation under capital leases .........       293,682         296,478          303,749         303,458           302,061
   Other obligations ....................        41,685            --               --              --                --
   Patronage capital and membership fees        356,229         338,891          309,496         289,982           264,261
                                           ------------    ------------     ------------    ------------      ------------
                                           $  4,744,066    $  4,842,689     $  4,741,325    $  4,651,691      $  4,662,118
                                           ============    ============     ============    ============      ============
Property additions ......................  $     93,704    $    138,921     $    206,345    $    235,285      $    232,283
                                           ============    ============     ============    ============      ============
Energy supply (megawatt-hours):
   Generated ............................    17,866,143      18,402,839       16,924,038      14,575,920        13,805,683
Purchased ...............................     6,606,931       5,738,634        4,381,087       7,620,815         6,233,262
                                           ------------    ------------     ------------    ------------      ------------
Available for sale ......................    24,473,074      24,141,473       21,305,125      22,196,735        20,038,945
                                           ============    ============     ============    ============      ============
Member revenue per kWh sold .............          5.11(cent)      5.53(cent)       5.65(cent)      5.47(cent)        5.55(cent)
                                           ============    ============     ============    ============      ============

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    Corporate Restructuring

    Oglethorpe and the Members completed a corporate restructuring (the Corporate Restructuring) on March 11, 1997 (the Closing) pursuant to terms and conditions set forth in the Second Amended and Restated Restructuring Agreement (the Restructuring Agreement). Pursuant to the Corporate Restructuring, Oglethorpe divided itself into three specialized operating companies to respond to increasing competition and regulatory changes in the electric industry. As part of the Corporate Restructuring, the transmission business is now owned and operated by a newly formed Georgia electric membership corporation, Georgia Transmission Corporation (An Electric Membership Corporation) (GTC), and the system operations business is now owned and operated by a newly formed Georgia nonprofit corporation, Georgia System Operations Corporation (GSOC). Oglethorpe continues to own and operate the power supply business.

    On October 1, 1996, Oglethorpe transferred to GSOC its system operations assets, consisting of its system control center and related energy control and revenue metering systems equipment. The purchase price of these assets totaled approximately $9.4 million and was funded by GSOC's assumption of Oglethorpe's obligations under an existing note held by the Rural Utilities Service (RUS), by delivery of a purchase money note payable to Oglethorpe and by the assumption of certain other liabilities of Oglethorpe. Since October 1, 1996, Oglethorpe has been the sole member of GSOC. The Members and GTC became members of GSOC on the Closing. GSOC will operate the system control center and provide system operations services to the Members, Oglethorpe and GTC.

    At the Closing, Oglethorpe transferred its transmission business and assets to GTC. The purchase price for the transmission business was based on an appraisal of the fair market value of such business, as determined by an independent appraiser, and was approximately $708 million. The purchase price was paid primarily by GTC's assumption of a portion (approximately 16.86%) of Oglethorpe's long-term secured debt in an amount equal to approximately $686 million. Approximately $541 million of this debt (payable to RUS, Federal Financing Bank (FFB) and CoBank, ACB (CoBank)) became the sole obligation of GTC, and Oglethorpe was released from all liability with regard to this indebtedness. The remaining debt assumed by GTC in connection with the Corporate Restructuring, approximately $145 million, relates to Oglethorpe's pollution control revenue bonds (PCBs). While GTC assumed and agreed to pay this $145 million of debt, Oglethorpe is not legally released from its liability for this debt. The remainder of the purchase price was paid by GTC from cash obtained through a borrowing from National Rural Utilities Cooperative Finance Corporation (CFC) and the assumption of approximately $1 million of other Oglethorpe liabilities. Oglethorpe also made a special patronage capital distribution of approximately $49 million to the Members which was used by the Members to establish equity in and to provide initial working capital to GTC. Oglethorpe and the 39 Members are members of GTC. GTC now owns and operates the transmission system and provides transmission services to the Members and Oglethorpe. GTC has succeeded to all of Oglethorpe's rights and obligations with respect to the Integrated Transmission System (ITS).

    Oglethorpe continues to operate the power supply business. Oglethorpe retained all of its owned and leased generation assets and has total assets of approximately $4.7 billion and total long-term debt of approximately $3.9 billion. Oglethorpe also continues to administer its power purchase contracts and provide marketing support functions to the Members.

    In connection with the Corporate Restructuring, Oglethorpe, GTC, GSOC and the Members entered into a Member Agreement (Member Agreement) which specifies the form of the new wholesale power contracts (New Wholesale Power Contracts), transmission agreements (Transmission Agreements) and system operations contracts to be signed by the Members. The New Wholesale Power Contracts provide that the Members are responsible, on a joint and several basis, for all of Oglethorpe's obligations relating to its existing generation business. The Transmission Agreements provide that the Members are responsible, on a joint and several basis, for all of GTC's obligations with respect to its transmission business.

    Pursuant to the Member Agreement, in connection with the Closing, Oglethorpe and each of the Members entered into New Wholesale Power Contracts which extend through December 31, 2025. Under the New Wholesale Power Contracts, each Member is assigned an agreed-upon fixed percentage capacity responsibility (PCR) for all of Oglethorpe's existing resources. PCR responsibility for any future resource will be assigned only to Members choosing to participate in that resource. The New Wholesale Power Contracts permit each Member to take future incremental power requirements either from Oglethorpe or other sources. Under the New Wholesale Power Contracts, a Member is unconditionally obligated on an express "take-or-pay" basis for a fixed allocation of Oglethorpe's costs for its existing resources, as well as the costs with respect to any future resources in which such Member elects to participate. The New Wholesale Power Contracts specifically provide that the Member must make payments whether or not power is delivered and whether or not a plant has been sold. Oglethorpe is obligated to use its reasonable best efforts to operate, maintain and manage its resources in accordance with prudent utility practices. The New Wholesale Power Contracts provide that Oglethorpe will be responsible for power supply planning, resource procurement and sales of capacity and energy for a Member unless the Member notifies Oglethorpe that it does not want Oglethorpe to provide these services.

    The New Wholesale Power Contracts provide that each Member will be jointly and severally responsible for all costs and expenses of all existing resources and any future resources (whether or not such Member has elected to participate in such future resource) that have been approved by 75% of Oglethorpe's Board of Directors and 75% of the Members. For resources so approved in which less than all Members participate, costs of a defaulting Member are shared first among the participating Members, and if all participating Members default, each non-participating Member is expressly obligated to pay a proportionate share of such default.

    In connection with the implementation of new power marketer arrangements with LG&E Power Marketing Inc. ("LPM"), Oglethorpe and each Member have entered into supplemental agreements to the New Wholesale Power Contracts which relate to certain provisions of the New Wholesale Power Contracts and apply during the term of the power marketer arrangements. The supplemental agreements clarify the application of the New Wholesale Power Contract rate schedule to the power marketer agreements. The 75% requirement described above has been met with respect to the LPM agreements. The supplemental agreement assures that all costs incurred by Oglethorpe under the LPM agreement are recoverable under the New Wholesale Power Contracts. As the expected additional power marketer arrangements are finalized, additional supplemental agreements to the New Wholesale Power Contracts will be entered into by Oglethorpe and the Members. See "Results of Operations-Factors Affecting Future Financial Performance" for a description of the power supply arrangements.

    The rate set forth in the New Wholesale Power Contracts is intended to recover all costs and expenses paid or incurred by Oglethorpe. The rate expressly includes in the description of costs to be recovered all principal and interest on indebtedness of Oglethorpe and all costs associated with decommissioning or otherwise retiring any generating facility. The rate further expressly provides for Oglethorpe to earn sufficient margins to satisfy the requirements of the Master Indenture (defined below). The New Wholesale Power Contracts contain covenants by the Member (i) to establish, maintain and collect rates and charges for the service of its electric system and (ii) to conduct its business in a manner that will produce revenues and receipts at least sufficient to enable the Member to pay to Oglethorpe, when due, all amounts payable by the Member under the New Wholesale Power Contracts and to pay any and all other amounts payable from, or which might constitute a charge and a lien upon, the revenues and receipts derived from its electric system, including all operation and maintenance expenses and the principal of, premium (if any) and interest on all indebtedness related to the Member's electric system.

    The New Wholesale Power Contracts provide that a Member will not dissolve, liquidate or otherwise wind up its affairs without Oglethorpe's approval. The Member will not consolidate or merge with any person or reorganize or change the form of its business organization from an electric membership corporation or sell, transfer, lease or otherwise dispose of all of its assets to any person, whether in a single transaction or series of transactions, unless either (i) the transaction is approved by Oglethorpe or (ii) other specified conditions are satisfied including, but not limited to, an assumption agreement by the transferee, satisfactory to Oglethorpe, containing an assumption by the transferee of the performance and observance of every covenant and condition of the Member under the New Wholesale Power Contract, and certifications of accountants as to certain specified financial requirements of the transferee (taking into account the transfer).

    Effective with the Corporate Restructuring, Oglethorpe amended its Bylaws to implement a new governance structure with an 11-member board of directors consisting of six directors elected from the Members, four independent outside directors and Oglethorpe's President and Chief Executive Officer. This smaller board replaced Oglethorpe's former 39-member board comprised of directors nominated from and by each Member. The new directors will be nominated by representatives from each Member on a weighted-voting method, based on the number of retail customers served by such Member. However, each director will continue to be elected by a vote of the Member representatives on a one-Member, one-vote basis. Except for two of the four outside directors, all of Oglethorpe's new directors have been elected and began their terms at the Closing. The remaining two outside directors are expected to be elected on March 27, 1997.

    Contemporaneously with the Corporate Restructuring, Oglethorpe replaced its existing Consolidated Mortgage and Security Agreement, dated as of September 1, 1994, by and among Oglethorpe, as Mortgagor, the United States of

America, acting through the Administrator of the RUS and certain other mortgagees (the RUS Mortgage) with the Indenture, dated as of March 1, 1997, from Oglethorpe to SunTrust Bank, Atlanta, as trustee, (the Master Indenture) providing for a lien on substantially all of the owned tangible and certain intangible property of Oglethorpe. See "Rates and Financial Coverage Requirements" below for a further description of the Master Indenture.

    In conjunction with the Corporate Restructuring and as a part of its continuing efforts to reduce costs, effective February 1, 1997, Oglethorpe implemented a business alliance with Intellisource, Inc., a national provider of outsourcing services. Pursuant to an agreement with Intellisource, approximately 150 support services division employees in the areas of accounting, auditing, communications, human resources, facility management, purchasing, telecommunications and information technology became employees of the Intellisource organization. Oglethorpe, GTC and GSOC are key customers of Intellisource and are being served on-site by the managers and employees of Oglethorpe's former support services division.

    Margins and Patronage Capital

    Oglethorpe operates on a not-for-profit basis and, accordingly, seeks only to generate revenues sufficient to recover its cost of service and to generate margins sufficient to establish reasonable reserves and meet certain financial coverage requirements. Revenues in excess of current period costs in any year are designated in Oglethorpe's statements of revenues and expenses and patronage capital as net margin. Retained net margins are designated on Oglethorpe's balance sheets as patronage capital, which is allocated to each of the Members on the basis of its electricity purchases from Oglethorpe. Since its formation in 1974, Oglethorpe has generated a positive net margin in each year and had a balance of $356 million in patronage capital as of December 31, 1996.

    Oglethorpe's equity ratio (patronage capital and membership fees divided by total capitalization) increased from 7.0% at December 31, 1995 to 7.5% at December 31, 1996.

    Patronage capital constitutes the principal equity of Oglethorpe. Under Oglethorpe's patronage capital retirement policy, margins are to be returned to the Members 30 years after the year in which the margins are earned. Pursuant to such policy, no patronage capital would be retired until 2010, at which time the 1979 patronage capital would be returned. Any distributions of patronage capital are subject to the discretion of the Board of Directors. See "Corporate Restructuring" above regarding a special patronage capital distribution made in connection with the Corporate Restructuring.

    Now that the Master Indenture has been substituted for the prior RUS Mortgage, distributions of patronage capital are no longer subject to the approval of RUS, but are subject to certain restrictions set forth in the Master Indenture. Under the Master Indenture, Oglethorpe is prohibited from making any distribution of patronage capital to the Members if, at the time thereof or after giving effect thereto, (i) an event of default exists under the Master Indenture, (ii) Oglethorpe's equity as of the end of the immediately preceding fiscal quarter is less than 20% of Oglethorpe's total capitalization, or (iii) the aggregate amount expended for distributions on or after the date on which Oglethorpe's equity first reaches 20% of Oglethorpe's total capitalization exceeds 35% of Oglethorpe's aggregate net margins earned after such date. This last restriction, however, will not apply if, after giving effect of such distribution, Oglethorpe's equity as of the end of the immediately preceding fiscal quarter is not less than 30% of Oglethorpe's total capitalization.

    Rates and Financial Coverage Requirements

    Pursuant to the New Wholesale Power Contract, Oglethorpe is required to design capacity and energy rates that generate sufficient revenues to recover all costs as described in such contracts, to establish and maintain reasonable margins and to meet its financial coverage requirements. Oglethorpe reviews its capacity rates at least annually to ensure that its fixed costs are being adequately recovered and, if necessary, adjusts its rates to meet its net margin goals. Oglethorpe's energy rate is established to recover actual fuel and variable operations and maintenance costs. Under the terms of Oglethorpe's prior RUS Mortgage, rate revisions by Oglethorpe were subject to the approval of RUS. Under the Master Indenture, Oglethorpe's rates are not subject to RUS approval except in limited circumstances.

    The capacity rate applied by Oglethorpe in 1994 utilized a proportional allocation of fixed costs based on the previous year's billing demand for each Member. Consequently, the 1994 rate produced capacity revenues which were virtually unaffected by current year factors. In 1995, Oglethorpe implemented two additional capacity rate options in an effort to provide greater flexibility to the Members. These options allocated fixed costs using billing determinants of the current year. These rates produced differing monthly amounts of capacity revenues throughout the year and introduced some variability and uncertainty as to the level of revenues and margins to be received. Due to extreme weather conditions and other factors, the 1995 rates options produced $2.5 million of revenues in excess of budgeted amounts. Such excess amounts were returned to the Members in 1996.

    Under a capacity rate mechanism effective throughout 1996, each Member was responsible for an assigned share of fixed costs based on an agreed-upon allocation. Under this approach, capacity costs were collected in equal monthly amounts. This interim rate mechanism has now been extended through March 31, 1997. A new rate schedule will become effective under the New Wholesale Power Contracts on April 1, 1997. This new rate schedule implements on a long-term basis the assignment of responsibility for fixed costs. The monthly charges for capacity and other non-energy charges are based on a rate formula using the Oglethorpe budget. Such capacity and other non-energy charges may be adjusted by the Board of Directors, if necessary, during the year through an adjustment to the annual budget. Energy charges are based on actual energy costs. However, under the supplemental agreements for the LPM agreements, each Member pays a fixed rate for energy, plus certain adjustments, while LPM pays all energy costs, within certain risk bands. The new rate schedule also includes a prior period adjustment (PPA) mechanism. The PPA serves to facilitate the achievement of the minimum 1.10 MFI ratio, and it provides for the retention of margins within a range from a 1.10 MFI ratio to a 1.20 MFI ratio. Amounts, if any, by which Oglethorpe fails to achieve a minimum 1.10 MFI ratio would be accrued as of December 31 of the applicable year and collected during the period April through December of the following year. Amounts, if any, earned by Oglethorpe in excess of a 1.20 MFI ratio would be charged against revenues as of December 31 of the applicable year and refunded during the period April through December of the following year.

    Under the prior RUS Mortgage, Oglethorpe utilized a Times Interest Earned Ratio (TIER) as the basis for establishing its annual net margin goal. TIER is determined by dividing the sum of Oglethorpe's net margin plus interest on long-term debt (including interest charged to construction) by Oglethorpe's interest on long-term debt (including interest charged to construction). The RUS Mortgage required Oglethorpe to implement rates that are designed to maintain an annual TIER of not less than 1.05. Oglethorpe's Board of Directors set an annual net margin goal to be the amount required to produce a TIER of 1.07 in 1994 through 1996.

    In addition to the TIER requirement under the RUS Mortgage, Oglethorpe was also required under the RUS Mortgage to implement rates designed to maintain a Debt Service Coverage Ratio (DSC) of not less than 1.0 and an Annual Debt Service Coverage Ratio (ADSCR) of not less than 1.25. DSC is determined by dividing the sum of Oglethorpe's net margin plus interest on long-term debt (including interest charged to construction) plus depreciation and amortization (excluding amortization of nuclear fuel and debt discount and expense) by Oglethorpe's interest and principal payable on long-term debt (including interest charged to construction). ADSCR is determined by dividing the sum of Oglethorpe's net margin plus interest on long-term debt (excluding interest charged to construction) plus depreciation and amortization (excluding amortization of nuclear fuel and debt discount and expense) by Oglethorpe's interest and principal payable on long-term debt secured under the RUS Mortgage (excluding interest charged to construction).

    Oglethorpe always met or exceeded the TIER, DSC and ADSCR requirements of the RUS Mortgage. TIER, DSC and ADSCR for the years 1994 through 1996 were as follows:

--------------------------------------------------------------------------------
                                        1996              1995              1994
--------------------------------------------------------------------------------
TIER                                    1.07              1.07              1.07
DSC                                     1.25              1.21              1.19
ADSCR                                   1.32              1.27              1.25
--------------------------------------------------------------------------------

    Under the Master Indenture, Oglethorpe is required to establish and collect rates which are reasonably expected, together with other revenues of Oglethorpe, to yield a Margins for Interest (MFI) for each fiscal year equal to at least
1.10 times total interest charges during such fiscal year on all indebtedness secured under the Master Indenture (or by a lien equal or prior to the lien of the Master Indenture), excluding indebtedness assumed by GTC. MFI is determined by adding (i) Oglethorpe's net margins (after certain defined adjustments), (ii) interest charges on indebtedness secured under the Master Indenture (or by lien equal to or prior to the lien of the Master Indenture), and (iii) any amount included in net margins for accruals for federal or state income taxes. The definition of MFI takes into account any item of net margin, loss, gain or expenditure of any affiliate or subsidiary of Oglethorpe only if Oglethorpe has received such net margins or gains as a dividend or other distribution or if Oglethorpe has made a payment with respect to such losses or expenditures.

    The MFI ratio requirement went into effect upon the substitution of the Master Indenture for the prior RUS Mortgage. For comparative purposes only, the pro-forma MFI ratio for 1996 would have been 1.09.

    Miscellaneous

    Currently, Oglethorpe is subject to the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation". Oglethorpe has recorded regulatory assets and liabilities related to its generation and transmission operations. In the event that Oglethorpe is no longer subject to the provisions of Statement No. 71, Oglethorpe would be required to write off related regulatory assets and liabilities. In addition, Oglethorpe would be required to determine any impairment of other assets, including utility plant, and write down the plant assets, if impaired, to their fair value. See Note 1 of Notes to Financial Statements for additional information.

    The staff of the Securities and Exchange Commission has questioned certain of the current accounting practices of the electric utility industry regarding the recognition, measurement and classification of decommissioning costs for nuclear generating facilities in financial statements of electric utilities. In response to these questions, the Financial Accounting Standards Board has issued an Exposure Draft of a proposed Statement on "Accounting for Certain Liabilities Related to Closure or Removal of Long-Lived Assets". The proposed Statement would require the recognition of the entire obligation for decommissioning at its present value as a liability in the financial statements. Rate-regulated utilities would also recognize an offsetting asset for differences in the timing of recognition of the costs of decommissioning for financial reporting and rate-making purposes. Oglethorpe's management does not believe that this proposed Statement would have an adverse effect on results of operations due to its current and future ability to recover decommissioning costs through rates.

    Beginning in years 2014 through 2029, it is expected that Plant Hatch and Vogtle units will begin the decommissioning process. The expected timing of payments for decommissioning costs will extend for a period of 9 to 14 years. Oglethorpe's management does not expect such payments to have an adverse impact on liquidity or capital resources due to available amounts which have been set aside in reserves for this purpose.

RESULTS OF OPERATIONS

    Historical Factors Affecting Financial Performance

    Over the past three years, Oglethorpe's Members have absorbed into rates additional responsibility for the cost of its ownership interests in Plant Vogtle Units No. 1 and No. 2. These generating units were placed in commercial operation in 1987 and 1989, respectively. Oglethorpe has utilized both long-term contractual arrangements with GPC and a rate mechanism to allow for a gradual absorption of costs over several years. In addition, Oglethorpe utilized this rate mechanism to mitigate the impact of absorbing the costs of the Rocky Mountain Pumped Storage Hydroelectric Project (Rocky Mountain) which was placed in service during June and July 1995.

    Contractual arrangements with GPC provided that Oglethorpe sell to GPC a declining percentage of Oglethorpe's entitlement to the capacity and energy of certain co-owned generating plants during the initial seven to ten years of operation of such units (GPC Sell-back). As of May 31, 1995, the GPC Sell-back has expired for all units. The historical ability of Oglethorpe to sell power from new units to GPC under the GPC Sell-back enabled Oglethorpe to moderate the effects of the higher costs associated with new generating units on Oglethorpe's cost of service and, therefore, on the rates charged to Members. Furthermore, the GPC Sell-back enabled Oglethorpe to obtain the generating capacity needed to serve anticipated increases in Member loads while minimizing the risks and costs of excess generating capacity.

    Prior to the completion of the first unit of Plant Vogtle in 1987, Oglethorpe's Board of Directors implemented policies that resulted in the gradual absorption of the costs of Plant Vogtle by the Members. In each of the years 1985 through 1995, Oglethorpe exceeded its net margin goal. The Board adopted resolutions in each of these years requiring that these excess margins be retained and used to mitigate rate increases associated with Plant Vogtle and, subsequently, with Rocky Mountain. In each year beginning with 1989, a portion of these margins was returned to the Members through billing credits. (See Note 1 of Notes to Financial Statements.) As of December 31, 1996, all amounts previously retained have been returned to the Members and this rate mechanism ended.

    Operating Revenues

    Oglethorpe's operating revenues are derived from sales of electric services to the Members and non-Members. Revenues from Members are collected pursuant to wholesale power contracts and are a function of the demand for power by the Members' consumers and Oglethorpe's cost of service. Historically, most of Oglethorpe's non-Member revenues resulted from various plant operating agreements with GPC as discussed below. However, in recent years, an increasing amount of non-Member revenues has been derived by off-system sales to other utilities and power marketers.

    For the period 1994 through 1996, although total revenues have varied slightly, the scheduled reduction of the GPC Sell-back has resulted in the planned decrease of non-Member revenues from GPC of about $45 million. As expected, the capacity and energy no longer being sold to GPC have been used by Oglethorpe to meet increased Member requirements. In addition to increasing sales to Members, Oglethorpe achieved reductions in fixed and operating costs in order to mitigate the need to recover from the Members costs which were previously recovered through sales to GPC. The refinancing transactions discussed under "Financial Condition-Refinancing Transactions" below have resulted in a reduction in gross interest charges from $330 million in 1994 to $308 million in 1996, or a 7% decrease in that fixed cost component of the capacity rates.

    As a means of further reducing the cost of power provided to the Members, Oglethorpe utilized short-term power supply arrangements during 1996. The initial agreement was with Enron Power Marketing, Inc. (EPMI) and was in place January through August. From September through December 1996, another power supply arrangement was utilized with Duke/Louis Dreyfus L.L.C. (DLD). Under both of the agreements, the power marketer was required to provide to Oglethorpe at a favorable fixed rate all the energy needed to meet the Members' requirements and Oglethorpe was required to provide to the power marketer at cost, subject to certain limitations, upon request, all energy available from Oglethorpe's total power resources. Under both agreements, Oglethorpe continued to operate the power supply system and continued to dispatch the generating resources to ensure system reliability.

Sales to Members. Revenues from sales to Members decreased by 0.7% in 1996 compared to 1995 and increased 10.7% in 1995 compared to 1994. These changes reflect both cost-related and volume-related factors. The 1996 revenues decreased compared to 1995 due to the fact that the pass-through of savings in energy costs (see the discussion of savings in purchased power under "Operating Expenses" herein) more than offset higher capacity revenue requirements and the effect of increased amounts of energy sold. The increase in revenues between 1995 and 1994 was due to the fact that higher capacity revenue requirements and additional amounts of energy sold more than offset savings in energy costs (see the discussion of savings in fuel and purchased power costs under "Operating Expenses" herein).

    As non-Member revenues from GPC have declined, Oglethorpe's Member capacity revenues have increased to reflect the recovery of the fixed costs which had previously been recovered from GPC through the GPC Sell-back. (See the discussion of this type of revenues under "Sales to non-Members" herein.) Member capacity revenues in 1996 and 1995 were also affected by additional fixed costs related to the commercial operation of Rocky Mountain beginning in June 1995.

    Member energy revenues per kilowatt-hour (kWh) declined 13.2% in 1996 compared to 1995 and declined 7.6% in 1995 compared to 1994. The decrease in 1996 resulted from savings of approximately $32 million in energy costs (compared to budget) achieved under the power supply arrangements. In 1995, the decrease reflected savings in fuel and production costs and lower average purchased power costs. Actual energy costs are passed through to the Members such that energy revenues equal energy costs.

The following table summarizes the amounts of kWh sold to Members during each of the past three years:

--------------------------------------------------------------------------------
                                 Kilowatt-hours
                                 (in thousands)
--------------------------------------------------------------------------------
         1996                    19,807,101
         1995                    18,442,153
         1994                    16,285,127
--------------------------------------------------------------------------------

    Member sales have been significantly affected by abnormal weather conditions during two of the past three years. In 1995 prolonged hot weather boosted sales, while in 1994 record-breaking rainfall amounts statewide moderated Member sales. Member sales increased 7.4% in 1996 despite a summer in which temperatures were lower than 1995, due to continued growth in the Member systems' service territories.

    The net impact of the above capacity and energy rate factors, combined with the spreading of fixed capacity costs over an increasing number of kWh sold each year, have resulted in the following decreasing trend in average Member revenue requirements:

--------------------------------------------------------------------------------
                         Cents per Kilowatt-hour
--------------------------------------------------------------------------------
         1996                    5.11(cent)
         1995                    5.53
         1994                    5.65
--------------------------------------------------------------------------------

Sales to non-Members. Sales of electric services to non-Members are primarily made pursuant to three different types of contractual arrangements with GPC and from off-system sales to other non-Member utilities.

    The following table summarizes the amounts of non-Member revenues from these sources for the past three years:

--------------------------------------------------------------------------------
                                                 1996        1995         1994
                                                    (dollars in thousands)
--------------------------------------------------------------------------------
GPC-plant operating agreements                 $  --       $ 10,096     $ 45,392
GPC-power supply arrangements                   13,703       43,226       26,280
ITS transmission agreements                      9,789       12,614       10,974
Sales to power marketers                        15,895         --           --
Sales to other utilities                        38,956       52,828       42,561
                                               -------     --------     --------
Total                                          $78,343     $118,764     $125,207
                                               =======     ========     ========
--------------------------------------------------------------------------------

    Revenues from sales to non-Members declined in 1996 compared to 1995 and in 1995 compared to 1994. The first two types of non-Member revenues were derived from contractual agreements with GPC. First, the elimination of the revenues from the plant operating agreements was due to the scheduled conclusion, effective June 1, 1995, of the GPC Sell-back with respect to Plant Vogtle.

    The second source of non-Member revenues is power supply arrangements with GPC. These revenues are derived, for the most part, from energy sales arising from dispatch situations whereby GPC causes co-owned coal-fired generating resources to be operated when Oglethorpe's system does not require all of its contractual entitlement to the generation. These revenues essentially represent reimbursement of costs to Oglethorpe because, under the operating agreements, Oglethorpe is responsible for its share of fuel costs any time a unit operates. Revenues from sales of this type to GPC were lower in 1996 compared to 1995 and were higher in 1995 compared to 1994. In 1996, the power marketers elected to retain more of the output from Plant Wansley, whereas, in 1995, Oglethorpe retained less of its share of the output from Plant Wansley units because the added cost associated with emission allowances made those units less attractive than certain purchased resources. The 1994 revenues reflect the fact that Oglethorpe retained much of its share of the output from the Plant Scherer and Plant Wansley units because the lower average fuel costs made those units more attractive than certain purchased resources. Emission allowances for Plant Wansley were not required in 1994. See the discussion under "Operating Expenses" herein of the lower average fuel costs of the coal-fired generating units in 1996 and 1995. Pursuant to the amendments to the Plant Scherer ownership and operating agreements, Oglethorpe elected to separately dispatch its ownership interest in Plant Scherer beginning May 1, 1994. Thereafter, Plant Scherer ceased to be a source of this type of sales transaction. Pursuant to similar amendments to the Plant Wansley operating agreement, Oglethorpe expects to begin separately dispatching its ownership interest in Plant Wansley this year.

    The third source of non-Member revenues is primarily payments from GPC for use of the ITS and related transmission interfaces. GPC compensates Oglethorpe to the extent that Oglethorpe's percentage of investment in the ITS exceeds its percentage use of the system. In such case, Oglethorpe is entitled to compensation for the use of its investment by the other ITS participants. The change in revenues for 1996 through 1994 resulted from normal variations of Oglethorpe's investment percentages and its use of the system.

    Under the EPMI and DLD power supply agreements, sales to the power marketers represented the net energy transmitted off-system on behalf of EPMI and DLD on a daily basis from Oglethorpe's total resources. Such energy was sold to EPMI and DLD at Oglethorpe's cost, subject to certain limitations. Sales to other non-Member utilities were initiated by EPMI and DLD in 1996 while in 1995 and 1994 these sales were made by Oglethorpe directly with the non-Member utilities. While Oglethorpe maintains the contractual relationship with these other utilities and administers the transactions, all profits in 1996 on these sales to other utilities from Oglethorpe's total resources accrued to EPMI and DLD. See "Factors Affecting Future Financial Performance" herein regarding Oglethorpe's new long-term power supply arrangements.

    Operating Expenses

    Oglethorpe's operating expenses decreased 2.6% in 1996 compared to 1995 and increased 9.4% in 1995 compared to 1994. The decrease in operating expenses in 1996 compared to 1995 was primarily attributable to energy cost savings achieved under the short-term power supply arrangements offset somewhat by an increase in depreciation and amortization. The increase in operating expenses in 1995 compared to 1994 was primarily attributable to a 13% increase in kWhs sold to Members and non-Members. In addition, depreciation and amortization, sales, and administrative and general expenses were also higher.

    The decrease in total fuel costs in 1996 as compared to 1995 resulted partly from unplanned outages at Plant Scherer and Plant Wansley Unit No. 1 and partly from the power marketer electing to dispatch the fossil units less. These factors resulted in 3.1% lower fossil generation in 1996 compared to 1995. The increase in total fuel costs in 1995 versus 1994 resulted from 23% higher generation at Plant Scherer. The continued use of lower-priced western coal combined with a greater reliance on a favorable spot market for coal resulted in a per unit fuel cost decrease for Plant Scherer of 5% in 1995 from 1994 levels. Because of the decline in fuel cost per kWh at Plant Scherer, the usage of the units increased significantly. Oglethorpe retained significantly less of its output from Plant Wansley in 1995 compared to 1994 primarily as a result of relatively higher costs compared to Plant Scherer due to its emission allowance requirement and due to cost reductions at Plant Scherer discussed above.

    Purchased power cost decreased by 14% in 1996 compared to 1995 and increased by 16% in 1995 compared to 1994. Lower purchased power costs were achieved in 1996 despite the fact that energy purchases increased 15% in 1996 from 1995 levels. The 1996 cost reduction was due to (1) energy cost savings of $32 million realized from the short-term power supply arrangements and (2) reductions in purchased power capacity costs due to (a) proceeds of $10.8 million from the settlement of a lawsuit with GPC and (b) savings resulting from the elimination of a 250 MW Component Block (coal-fired units) of the Block Power Sale Agreement (BPSA) effective September 1, 1996. In 1995, the 13% higher kWh sales, including the increased Member sales and sales to GPC pursuant to power supply arrangements (see the discussion under "Operating Revenues" herein) resulted in higher utilization of purchased power resources. Energy purchases increased 31% in 1995 compared to 1994.

    Purchased power expense for 1994 through 1996 reflect the cost of capacity and energy purchases under various long-term power purchase agreements. These long-term agreements have, in some cases, take-or-pay minimum energy requirements. For 1994 through 1996, Oglethorpe utilized its energy from these purchase power agreements in excess of the take-or-pay requirements. Oglethorpe's power purchases from these agreements amounted to approximately $196 million in 1996, $207 million in 1995 and $183 million in 1994. For a discussion of the power purchase agreements, see Note 9 of Notes to Financial Statements.

    The increase in depreciation and amortization in 1996 is partly due to a full year of depreciation on Rocky Mountain which began commercial operation in June 1995 and due to $14 million of Board- approved accelerated amortization of deferred charges of the discontinued Pickens County pumped storage hydroelectric project. All remaining unamortized charges related to this project were expensed in 1996.

    Sales, administrative and general expenses increased in 1995 as compared to 1994 primarily resulting from increased marketing efforts in support of the Members.

    Other Income/Expense

    Interest income increased in 1996 compared to 1995 and 1995 compared to 1994. In 1996, interest income was higher due to higher average investment balances. In 1995, interest income increased partly due to higher short-term interest rates and due to higher investment returns in the decommissioning trust fund.

    In 1996, Oglethorpe utilized all remaining amounts available ($32 million) under its deferred margin rate mechanism, and, as scheduled, this mechanism ended. Likewise, deferred margins of $16 million and $18 million were amortized as credits against Member revenue requirements in 1995 and 1994, respectively, to mitigate the rate impact of increased capacity costs related to Plant Vogtle and Rocky Mountain. Also, in 1995 and 1994, Oglethorpe's Board of Directors authorized the retention of approximately $14 million and $9 million, respectively, in excess of the 1.07 TIER margin requirement as deferred margins under the mechanism. (See Note 1 of Notes to Financial Statements for a discussion of deferred margins and amortization of deferred margins.) The decrease in amortization of deferred gains in 1996 and 1995 as compared to 1994 resulted from the completion of amortization in September 1994 of a gain on the sale of Plant Scherer common facilities. (Also see Note 1 of Notes of Financial Statements for a discussion of the sale.)

    Interest Charges

    Net interest charges increased in 1996 compared to 1995 and in 1995 compared to 1994. The increases were due to the fact that the allowances for debt and equity funds used during construction (AFUDC) decreased in 1996 compared to 1995 and 1995 compared to 1994 as a result of the three units of Rocky Mountain becoming commercially operable in June and July 1995. The continued decrease in gross interest on long-term debt and capital leases in 1996 and 1995 was due to the refinancing efforts discussed under "Financial Condition(Refinancing Transactions" below. The change in other interest expense in 1995 compared to 1994 was due to higher investment returns in the decommissioning trust fund. (See Note 1 of Notes to Financial Statements for explanation of Oglethorpe's accounting for decommissioning gains and losses.)

    Factors Affecting Future Financial Performance

    Effective January 1, 1997, Oglethorpe entered into power supply agreements with LPM for 50% of the load requirements of the Members. Under the agreements, LPM is obligated to deliver, and Oglethorpe is obligated to take, 50% of the load requirements of the participating Members less the load requirements for certain customer choice loads (900 kilowatt or greater), plus 50% of the delivery obligations under Oglethorpe's existing firm power off-system sale contracts. For customer choice loads of three megawatts or less, LPM is obligated to deliver if Oglethorpe requests 50% of the associated load requirements. Oglethorpe is obligated to sell and LPM is obligated to buy, 50% of the output of each participating Member's PCR share of the "must run" units (primarily nuclear units). Oglethorpe is also obligated to make available the same share of all other resources, which LPM may schedule. LPM does not have the right to the output of upgrades to these resources. LPM must pay Oglethorpe the cost of fuel associated with the energy taken. There is a price adjustment if the plant performance does not meet specified levels of availability and output. Oglethorpe must pay LPM a contractually specified price for each MWh purchased. Oglethorpe has the option of purchasing the energy requirements for customer choice loads from another supplier.

    Oglethorpe will cause GTC to provide available transmission to deliver to the border of the ITS any energy sold to LPM. Each Member will use its Transmission Agreement for delivery of energy purchased from LPM and others.

    Effective with the Corporate Restructuring and the execution of supplemental agreements to the New Wholesale Power Contracts, the LPM agreement relating to 37 of the 39 Members has a term extending to 2011. With one years' notice, Oglethorpe has the right to terminate the contract for any year beginning with

2002. LPM has the right to terminate the contract for any year beginning with 2005. The LPM agreement relating to the other two Members has a term extending through the end of 1999.

    Oglethorpe is now working to finalize a power supply agreement with Morgan Stanley Capital Group (Morgan Stanley) that would supply the remaining 50% of the Members' load requirements. The contract is expected to have a term of up to eight years. Each Member is currently deciding individually whether to have Oglethorpe obtain its remaining load requirements from Morgan Stanley. Any Member that elects not to participate in the Morgan Stanley agreement would have other options available, including having Oglethorpe manage this portion of the Member's load requirements. In the interim, Oglethorpe is supplying this portion of its requirements from its own resources and by off-system purchase and sales. In the event Oglethorpe does not enter into power marketer agreements for the remainder of its load, it can continue to operate effectively in this manner.

    In order to complete the implementation of power marketer arrangements, Oglethorpe and each Member will enter into supplemental agreements to the New Wholesale Power Contracts to implement the terms of each power marketing arrangement under the New Wholesale Power Contracts.

    The electric utility industry in the United States is undergoing fundamental change and is becoming increasingly competitive. This change is promoted by the Energy Policy Act of 1992 (the "Energy Policy Act"), recently adopted and proposed policies from FERC regarding transmission access and pricing, increased consolidation and mergers of electric utilities, the proliferation of self-generators and independent power producers, surplus generation in certain regional markets and other factors. The Energy Policy Act and FERC policies allow for increased competition among wholesale electric suppliers and increased access to transmission services by such suppliers. The new competitive environment is subject to rapidly evolving regulatory policy at both the federal and state levels which is based on a shift to a market-driven environment from a regulated one. Significant legislative developments at the federal level and in various state legislative bodies, and regulatory developments at the Federal Energy Regulatory Commission (FERC) and in state commissions, are expected to continue to clarify policy and the regulatory framework for increased competition. All of these factors present an increasing challenge to Oglethorpe and the Members to reduce costs, manage resources and respond to the changing environment.

    Inflation

    As with utilities generally, inflation has the effect of increasing the cost of Oglethorpe's operations and construction program. Operating and construction costs have been less affected by inflation over the last few years because rates of inflation have been relatively low.

FINANCIAL CONDITION

    General

    The principal changes in Oglethorpe's financial condition in 1996 were additions of $43 million to gross utility plant and a decrease in the cost of capital achieved through the refinancing of $106 million of long-term debt. The average interest rate on long-term debt decreased from 6.76% at December 31, 1995 to 6.56% at December 31, 1996.

    In addition, Oglethorpe completed a long-term lease transaction on its share of Rocky Mountain which produced approximately $96 million of net proceeds. (For a further discussion of this transaction, see "Rocky Mountain Transactions" below.)

    Capital Requirements

    As part of its ongoing capital planning, Oglethorpe forecasts expenditures required for generation facilities and other capital projects. The table below details these expenditures for 1997 through 1999. Actual construction costs may vary from the estimates listed below because of factors such as changes in business conditions, fluctuating rates of load growth, environmental requirements, design changes and rework required by regulatory bodies, delays in obtaining necessary federal and other regulatory approvals, construction delays, and cost of capital, equipment, material and labor.

--------------------------------------------------------------------------------
                             Capital Expenditures(1)
                             (dollars in thousands)
--------------------------------------------------------------------------------
                      Generating     Nuclear     General
Year                    Plant(2)      Fuel        Plant     AFUDC(3)      Total

1997                    $14,753     $ 44,271     $ 3,715     $1,882     $ 64,621
1998                     14,142       33,148       3,827      1,804       52,921
1999                     11,250       35,549       3,941      1,435       52,175
                        -------     --------     -------     ------     --------
Total                   $40,145     $112,968     $11,483     $5,121     $169,717
                        =======     ========     =======     ======     ========

(1) Not included in the above amounts are capital expenditures which became the responsibility of GTC and GSOC as of the Closing of the Corporate Restructuring. For the period 1997 through 1999, these expenditures total $135 million for GTC and $1 million for GSOC.

(2) Consists of capital expenditures required for replacements and additions to facilities in service and compliance with environmental regulations..

(3) Allowance for funds used during construction of generation and general plant facilities.
--------------------------------------------------------------------------------

    Currently, Oglethorpe does not have any new generation facilities under construction, and management does not anticipate the need for construction of any new capacity well into the future. (See "Results of Operations-Factors Affecting Future Financial Performance" for a discussion of the long-term power supply arrangements.)

    Oglethorpe's investment in electric plant, net of depreciation, was approximately $4.4 billion as of December 31, 1996. Expenditures for property additions during 1996 amounted to $94 million, of which

$91 million was provided from operations. These expenditures were primarily for additions and replacements to generation and transmission facilities.

    In addition to the funds needed for capital expenditures, approximately $271 million will be required over the next three years for sinking fund requirements and maturities of long-term debt. Of this amount, $216 million, or 80%, relates to the repayment of RUS and FFB debt. Excluded from these amounts is the amount of debt assumed by GTC and GSOC as part of the Corporate Restructuring. (See "General-Corporate Restructuring" and Note 5 of Notes to Financial Statements for further discussion regarding long-term debt maturities.)

    Liquidity and Sources of Capital

    In the past, Oglethorpe, like most other G&Ts, has obtained the majority of its long-term financing from RUS-guaranteed loans funded by FFB. Oglethorpe has also obtained a substantial portion of its long-term financing requirements from tax-exempt PCBs.

    In addition, Oglethorpe's operations have consistently provided a sizable contribution to the funding of capital requirements, such that internally generated funds have provided interim funding or long-term capital for nuclear fuel reloads, new generation, transmission and general plant facilities, replacements and additions to existing facilities, and retirement of long-term debt. Oglethorpe anticipates that it will meet its future capital requirements through 1999 primarily with funds generated from operations and, if necessary, with short-term borrowings.

    To meet short term cash needs and liquidity requirements, Oglethorpe had, as of December 31, 1996, (i) approximately $133 million in cash and temporary cash investments, (ii) $91 million in other short term investments and (iii) available credit facilities as follows:

--------------------------------------------------------------------------------
Short-Term Credit Facilities                                Authorized Amount
--------------------------------------------------------------------------------
Commercial Paper ..............................................$250,000,000
Committed lines of credit:

   SunTrust Bank, Atlanta .......................................30,000,000
Uncommitted lines of credit:

   National Rural Utilities Cooperative
        Finance Corporation (CFC) ...............................50,000,000
--------------------------------------------------------------------------------

    Under its commercial paper program, Oglethorpe may issue commercial paper not to exceed $250 million outstanding at any one time. The commercial paper is backed 100% by committed lines of credit provided by a group of banks for which SunTrust Bank, Atlanta acts as agent. Proceeds from the issuance of commercial paper may be used for working capital requirements and for general corporate purposes.

    The maximum amount that can be outstanding at any one time under the commercial paper program and the lines of credit totals $250 million due to certain restrictions contained in the SunTrust Bank and CFC line of credit agreements. As of December 31, 1996, no commercial paper was outstanding and there was no outstanding balance on any line of credit. In March 1997, Oglethorpe issued approximately $92 million of commercial paper to fund the defeasance of certain PCBs in conjunction with the Corporate Restructuring. (See "Refinancing Transactions" below for a further discussion of this defeasance.)

    Refinancing Transactions

    Over the past few years, Oglethorpe has implemented a program to reduce its interest costs by refinancing or prepaying a sizable portion of its high-interest rate PCB and FFB debt. Since the first transaction was completed in June 1992, Oglethorpe has refinanced $1.1 billion in PCB debt and $1.2 billion in FFB debt and has prepaid another $105 million in FFB debt. Included in these amounts are a January 1996 refinancing of $89 million of FFB debt and an October 1996 refinancing of $16 million of PCB debt. (See Note 5 of Notes to Financial Statements.) The net result of the 1996 transactions was to reduce the average interest rate on total long-term debt from 6.76% at December 31, 1995 to 6.56% at December 31, 1996. The refinancings completed since the program began resulted in total annual savings in 1996 of more than $90 million in gross interest expense and $80 million in net interest expense (net of prepayment penalties and transaction costs).

    Oglethorpe's use of financial derivatives is for the purpose of mitigating business risks and is not used for speculative purposes. Derivatives have been used on a very limited basis, as discussed below, and at December 31, 1996, any credit risk for derivatives outstanding was not material.

    To refinance high-interest rate PCBs, Oglethorpe entered into two interest rate swap transactions with a swap counterparty, AIG Financial Products Corp. (AIG-FP), which were designed to create a contractual fixed rate of interest on $322 million of variable rate PCBs. These transactions were entered into in early 1993 on a forward basis, pursuant to which approximately $200 million of variable rate PCBs were issued on November 30, 1993 and approximately $122 million of variable rate PCBs were issued on December 1, 1994. Oglethorpe is obligated to pay the variable interest rate that accrues on these PCBs; however, the swap agreements provide a mechanism for Oglethorpe to achieve a contractual fixed rate which is lower than Oglethorpe would have obtained had it issued fixed rate bonds.

    Under the swap agreements, Oglethorpe is obligated to make periodic payments to AIG-FP based on a notional principal amount equal to the aggregate prin-cipal amount of the bonds outstanding during the period and a contractual fixed rate (Fixed Rate), and AIG-FP is obligated to make periodic payments to Oglethorpe on a notional principal amount equal to the aggregate principal amount of the bonds outstanding during the period and a variable rate equal to the variable rate of interest accruing on the bonds during the period (Variable
Rate). These payment obligations are netted, such that if the Variable Rate is less than the Fixed Rate, Oglethorpe makes a net payment to AIG-FP. Likewise, if the Variable Rate is higher than the Fixed Rate, Oglethorpe receives a net payment from AIG-FP. Thus, although changes in the Variable Rate affects whether Oglethorpe is obligated to make payments to AIG-FP or is entitled to receive payments from AIG-FP, the effective interest rate Oglethorpe pays with respect to the PCBs is not affected by changes in interest rates. The Fixed Rate for the $200 million of variable rate bonds issued in 1993 is 5.67% and the Fixed Rate for the $122 million of variable rate bonds issued in 1994 is 6.01%. For the three years ended December 31, 1994, 1995 and 1996, Oglethorpe has made in connection with both interest rate swap arrangements combined net swap payments to AIG-FP of $6.0 million, $6.4 million and $8.2 million, respectively.

    The swap arrangements extend for the life of these PCBs. If the swap arrangements were to be terminated while the PCBs are still outstanding, Oglethorpe or AIG-FP may owe the other party a termination payment depending on a number of factors, including whether the fixed rate then being offered under comparable swap arrangements is higher or lower than the Fixed Rate. Under the terms of the swap agreements, AIG-FP has limited rights to terminate the swaps only upon the occurrence of specified events of default or a reduction in ratings on Oglethorpe's PCBs, without credit enhancement, to a level that is below investment grade. Oglethorpe estimates that its maximum aggregate liability for termination payments under both swap arrangements had such payments been due on December 31, 1996 would have been approximately $34 million. (For additional information about the swap arrangements, see Note 2 of Notes to Financial Statements.)

    In connection with these interest rate swap agreements, Oglethorpe is obligated to maintain minimum liquidity in an amount equal to 25% of the principal amount of the variable rate refunding bonds outstanding. This minimum liquidity requirement currently equals $81 million and will decrease proportionately as such bonds are retired as a result of scheduled sinking fund payments.

    In connection with the Corporate Restructuring, Oglethorpe defeased approximately $92 million in principal amount of Series 1992 PCBs. Initially these bonds have been defeased through the issuance of commercial paper. Oglethorpe may refinance the commercial paper issuance with medium-term notes at some point in the future and expects to refinance the commercial paper or such medium-term notes in late 2002 with PCBs.

    Also, in connection with the Corporate Restructuring, Oglethorpe refinanced approximately $217 million in principal amount of Series 1992A PCBs through the issuance of refunding bonds having a nine-month maturity (the Series 1997A bonds). Payment of principal and interest on the Series 1997A bonds are insured by a municipal bond insurance policy issued by AMBAC Indemnity Corporation. In connection with the AMBAC insurance, Oglethorpe is obligated to maintain liquidity in an amount at least equal to the principal amount of the Series 1997A bonds outstanding plus interest accrued thereon. The maximum amount of this liquidity requirement during the nine-month period equals approximately $223 million. Oglethorpe currently expects to refinance the Series 1997A bonds in the second half of 1997 with another series of PCBs.

    Rocky Mountain Transactions

    Oglethorpe completed, in two separate closings on December 31, 1996 and January 3, 1997, lease transactions for its 74.61% undivided ownership interest in Rocky Mountain. Under the terms of these transactions, Oglethorpe leased the facility to three institutional investors for a term of 71 years, who in turn leased it back to Oglethorpe for a term of 30 years. The transactions are characterized as a sale and lease-back for income tax purposes, but not for financial reporting purposes. Rocky Mountain is subject to the lien of the Master Indenture. The leasehold interest transferred is subject and subordinate to such lien. Oglethorpe will continue to control and operate the plant during the lease-back term, and it fully intends to repurchase tax ownership and to retain all other rights of ownership with respect to the plant at the end of the lease-back period. As a result of these transactions, Oglethorpe received net proceeds of approximately $96 million which is being recorded as a deferred credit and will be recognized in income over the term of the lease-back. Approximately $91 million of the proceeds will be used for the early retirement of FFB debt, with the remaining $5 million being used to pay alternative minimum taxes on the transactions. The combination of the debt prepayment and the amortized gain will result in an estimated $11 million in annual savings. In connection with these transactions, Oglethorpe is obligated to maintain liquidity of approximately $50 million.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          Index To Financial Statements
                                                                          Page
                                                                          ----
Statements of Revenues and Expenses, For the Years Ended
   December 31, 1996, 1995 and 1994......................................  43
Statements of Patronage Capital, For the Years Ended
   December 31, 1996, 1995 and 1994......................................  43
Balance Sheets, As of December 31, 1996 and 1995.........................  44
Statements of Capitalization, As of December 31, 1996 and 1995...........  46
Statements of Cash Flows, For the Years Ended December 31, 1996,
   1995 and 1994.........................................................  47
Notes to Financial Statements, including pro-forma financial statements relating to the Corporate Restructuring....................  48
Report of Management.....................................................  60
Reports of Independent Public Accountants................................  60

STATEMENTS OF REVENUES AND EXPENSES

For the years ended December 31, 1996, 1995 and 1994

------------------------------------------------------------------------------------------------------
                                                                         (dollars in thousands)
                                                                   1996          1995           1994
Operating revenues (Note 1):
   Sales to Members                                            $ 1,023,094   $ 1,030,797   $   930,875
   Sales to non-Members                                             78,343       118,764       125,207
                                                               -----------   -----------   -----------
Total operating revenues                                         1,101,437     1,149,561     1,056,082
                                                               -----------   -----------   -----------

Operating expenses:
   Fuel                                                            206,524       219,062       203,444
   Production                                                      129,178       133,858       132,723
   Purchased power (Note 9)                                        229,089       264,844       227,477
   Power delivery                                                   18,216        17,520        16,965
   Sales, administrative and general                                42,289        39,015        32,269
   Depreciation and amortization                                   163,130       139,024       131,056
   Taxes other than income taxes                                    30,262        27,561        24,741
   Income taxes (Note 3)                                              --            --            --
                                                               -----------   -----------   -----------
Total operating expenses                                           818,688       840,884       768,675
                                                               -----------   -----------   -----------
Operating margin                                                   282,749       308,677       287,407
                                                               -----------   -----------   -----------

Other income (expense):

   Interest income                                                  23,485        18,031        10,518
   Amortization of deferred gains (Notes 1 and 4)                    2,341         2,341         9,985
Amortization of net benefit of sale of income
     tax benefits (Note 1)                                           8,054         8,043         8,102
   Amortization of deferred margins (Note 1)                        32,047        15,959        18,072
   Deferred margins (Note 1)                                          --         (14,282)       (9,287)
   Allowance for equity funds used during
       construction (Note 1)                                           238         1,715         2,907
   Other                                                              (831)        1,903           498
                                                               -----------   -----------   -----------
Total other income                                                  65,334        33,710        40,795
                                                               -----------   -----------   -----------

Interest charges:

   Interest on long-term debt and capital leases                   308,013       317,968       329,738
   Other interest                                                   10,006        12,979         3,856
   Allowance for debt funds used during construction (Note 1)       (2,576)      (21,114)      (36,113)
   Amortization of debt discount and expense                        10,888        10,296         7,639
                                                               -----------   -----------   -----------
Net interest charges                                               326,331       320,129       305,120
                                                               -----------   -----------   -----------
Net margin                                                     $    21,752   $    22,258   $    23,082
                                                               ===========   ===========   ===========

STATEMENTS OF PATRONAGE CAPITAL

For the years ended December 31, 1996, 1995 and 1994

------------------------------------------------------------------------------------------------------
                                                                        (dollars in thousands)
                                                                   1996          1995          1994
Patronage capital and membership fees - beginning
    of year (Note 1)                                           $   338,891   $   309,496   $   289,982
Net margin                                                          21,752        22,258        23,082
Change in unrealized gain (loss) on available-for-sale
   securities, net of income taxes (Note 2)                         (4,414)        7,137        (3,568)
                                                               -----------   -----------   -----------
Patronage capital and membership fees-end of year              $   356,229   $   338,891   $   309,496
                                                               ===========   ===========   ===========

The accompanying notes are an integral part of these financial statements.

BALANCE SHEETS

December 31, 1996 and 1995

--------------------------------------------------------------------------------------------
                                                                    (dollars in thousands)
Assets                                                                1996          1995
Electric plant (Notes 1, 4 and 6):
   In service                                                     $ 5,742,597   $ 5,699,213
   Less: Accumulated provision for depreciation                    (1,488,272)   (1,362,431)
                                                                  -----------   -----------
                                                                    4,254,325     4,336,782

   Nuclear fuel, at amortized cost                                     86,722        94,013
   Plant acquisition adjustments, at amortized cost                     4,153         5,214
   Construction work in progress                                       31,181        35,753
                                                                  -----------   -----------
                                                                    4,376,381     4,471,762
                                                                  -----------   -----------

Investments and funds (Notes 1 and 2):
   Bond, reserve and construction funds, at market                     53,955        56,511
   Decommissioning fund, at market                                     86,269        74,492
   Investment in associated organizations, at cost                     15,379        15,853
   Deposit on Rocky Mountain transactions, at cost                     41,685          --
                                                                  -----------   -----------
                                                                      197,288       146,856
                                                                  -----------   -----------

Current assets:
   Cash and temporary cash investments, at cost (Note 1)              132,783       201,151
   Other short-term investments, at market                             91,499        79,165
   Receivables                                                        113,289        99,559
   Inventories, at average cost (Note 1)                               89,825        82,949
   Prepayments and other current assets                                14,625        14,325
                                                                  -----------   -----------
                                                                      442,021       477,149
                                                                  -----------   -----------

Deferred charges:

   Premium and loss on reacquired debt, being amortized (Note 5)      201,007       200,794
   Deferred amortization of Scherer leasehold (Note 4)                 90,717        87,134
   Deferred debt expense, being amortized                              21,703        21,135
   Other (Note 1)                                                      33,058        33,666
                                                                  -----------   -----------
                                                                      346,485       342,729
                                                                  -----------   -----------
                                                                  $ 5,362,175   $ 5,438,496
                                                                  ===========   ===========

The accompanying notes are an integral part of these balance sheets.

------------------------------------------------------------------------------------------------
                                                                          (dollars in thousands)
Equity and Liabilities                                                       1996        1995
Capitalization (see accompanying statements):
   Patronage capital and membership fees (Note 1)                         $  356,229  $  338,891
   Long-term debt                                                          4,052,470   4,207,320
   Obligation under capital leases (Note 4)                                  293,682     296,478
   Obligation under Rocky Mountain transactions (Note 1)                      41,685        --
                                                                          ----------  ----------
                                                                           4,744,066   4,842,689
                                                                          ----------  ----------

Current liabilities:
   Long-term debt and capital leases due within one year                     159,622      89,675
   Deferred margins to be refunded within one year (Note 1)                     --        32,047
   Accounts payable                                                           42,891      48,855
   Accrued interest                                                           15,931      91,096
   Accrued and withheld taxes                                                  4,940       1,785
   Other current liabilities                                                  14,022      18,007
                                                                          ----------  ----------
                                                                             237,406     281,465
                                                                          ----------  ----------

Deferred credits and other liabilities:
   Gain on sale of plant, being amortized (Note 4)                            58,527      60,868
   Net benefit of sale of income tax benefits, being amortized (Note 1)       42,049      50,194
   Net benefit of Rocky Mountain transactions, being amortized (Note 1)       70,701        --
   Accumulated deferred income taxes (Note 3)                                 61,985      65,510
   Decommissioning reserve (Note 1)                                          124,468     114,049
   Other                                                                      22,973      23,721
                                                                          ----------  ----------
                                                                             380,703     314,342
                                                                          ----------  ----------
Commitments and Contingencies (Notes 4, 9 and 11)

                                                                          $5,362,175  $5,438,496
                                                                          ==========  ==========

STATEMENTS OF CAPITALIZATION

December 31, 1996 and 1995

----------------------------------------------------------------------------------------------------------
                                                                                   (dollars in thousands)
                                                                                    1996          1995
Long-term debt (Note 5):

   Mortgage notes payable to the Federal Financing Bank (FFB) at interest rates varying from 5.27% to 9.51% (average rate of
     6.95% at December 31, 1996) due in quarterly installments
     through 2023 .............................................................  $ 3,172,851   $ 3,253,636

    Mortgage notes payable to the Rural Utilities Service (RUS) at
     an interest rate of 5% due in monthly installments through 2021 ..........       22,475        22,983

   Mortgage notes issued in conjunction with the sale by public authorities of pollution control revenue bonds:
     o Series 1982
     Serial bonds, 10.60%, due serially through 1997 ..........................        6,675         6,675

     o Series 1992
     Term bonds, 7.50% to 8.00%, due 2003 to 2022 .............................       92,130        92,130

     oSeries 1992A
     Adjustable tender bonds, 3.40% to 3.70%, due 2025 ........................      216,925       216,925
     Serial bonds, 5.35% to 6.80%, due serially from 1998 through 2012 ........      124,690       129,760

     o Series 1993
     Serial bonds, 3.55% to 5.25%, due serially from 1997 through 2013 ........       37,255        38,110

     o Series 1993A
     Adjustable tender bonds, 4.00%, due 2016 .................................      199,690       199,690

     o Series 1993B
     Serial bonds, 3.75% to 5.05%, due serially from 1998 through 2008 ........      126,935       136,745

     o Series 1994
     Serial bonds, 4.20% to 7.125%, due serially from 1997 through 2015 .......       10,365        10,690
     Term bonds, 7.15% due 2021 ...............................................       11,550        11,550

     o Series 1994A
     Adjustable tender bonds, 4.00%, due 2019 .................................      122,740       122,740

     o Series 1994B
     Serial bonds, 5.45% to 6.45%, due serially from 1998 through 2005 ........       11,140        12,475

   Unsecured notes issued in conjunction with the sale by public authorities of pollution control revenue bonds:
     o Series 1995
     Adjustable rate bonds, 3.70% to June 1996, due in 2015 ...................         --          21,670

     o Series 1996
     Adjustable rate bonds, 3.88% to April 1997, due in 2017 ..................       37,885          --

   CoBank, ACB notes payable:
     o Headquarters note payable: fixed at 6.60% through April 1997,
     due in quarterly installments through January 1, 2009 ...................         4,672         5,159
     o Transmission note payable: fixed at 6.50% through
     September 1997; due in bimonthly installments through November 1, 2018 ...        2,237         2,261
     o Transmission note payable: fixed at 6.50% through October 1997; due
     in bimonthly installments through September 1, 2019 ......................        8,556         8,637
                                                                                 -----------   -----------
                                                                                   4,208,771     4,291,836

   Less:Unamortized debt discount .............................................         (766)         (832)
                                                                                 -----------   -----------
   Total long-term debt, net ..................................................    4,208,005     4,291,004

   Less:Long-term debt due within one year ....................................     (155,535)      (83,684)
                                                                                 -----------   -----------
Total long-term debt, excluding amount due within one year ....................    4,052,470     4,207,320

Obligation under capital leases, long-term (Note 4) ...........................      293,682       296,478

Obligation under Rocky Mountain transactions, long-term (Note 1) ..............       41,685          --

Patronage capital and membership fees (Note 1) ................................      356,229       338,891
                                                                                 -----------   -----------
Total capitalization ..........................................................  $ 4,744,066   $ 4,842,689
                                                                                 ===========   ===========

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS

For the years ended December 31, 1996, 1995 and 1994

                             (dollars in thousands)

                                                                        1996        1995        1994
Cash flows from operating activities:
   Net margin ...................................................  $  21,752   $  22,258   $  23,082
                                                                   ---------   ---------   ---------
   Adjustments to reconcile net margin to net cash
     provided by operating activities:
       Depreciation and amortization ............................    196,593     196,920     193,351
       Net benefit of Rocky Mountain transactions ...............     70,701        --          --
       Interest on decommissioning reserve ......................      7,167       9,951       1,291
       Amortization of deferred gains ...........................     (2,341)     (2,341)     (9,985)
       Deferred margins and amortization of deferred margins ....    (32,047)     (1,677)     (8,785)
       Amortization of net benefit of sale of income tax benefits     (8,145)     (8,043)     (8,102)
       Allowance for equity funds used during construction ......       (238)     (1,715)     (2,907)
       Deferred income taxes ....................................     (3,525)       --          --
       Option payment on power swap agreement ...................     (3,750)       --          --
       Other ....................................................        (13)        (13)        (13)

     Change in net current assets, excluding long-term
       debt due within one year and deferred margins and
       Vogtle surcharge to be refunded within one year:
         Receivables ............................................    (13,731)    (10,686)    (18,055)
         Inventories ............................................     (6,875)     12,127      (8,608)
         Prepayments and other current assets ...................       (299)        532         (94)
         Accounts payable .......................................     (5,964)     (4,066)    (10,569)
         Accrued interest .......................................    (75,165)     (8,914)     (8,692)
         Accrued and withheld taxes .............................      3,155         219      (7,835)
         Other current liabilities ..............................     (3,985)       (169)    (24,124)
                                                                   ---------   ---------   ---------
   Total adjustments ............................................    121,538     182,125      86,873
                                                                   ---------   ---------   ---------
Net cash provided by operating activities .......................    143,290     204,383     109,955
                                                                   ---------   ---------   ---------

Cash flows from investing activities:
   Property additions ...........................................    (93,704)   (138,921)   (206,345)
   Activity in decommissioning fund - Purchases .................   (327,233)   (410,597)   (297,492)
                              - Proceeds ........................    316,542     399,077     293,990
   Activity in bond, reserve and construction funds - Purchases .   (107,890)    (27,762)   (498,052)
                                           - Proceeds ...........    109,230      39,566     540,712
   Activity in other short-term investments - Purchases .........    (15,532)    (76,180)       --
   Decrease in investment in associated organizations ...........        474       1,518       1,752
                                                                   ---------   ---------   ---------
Net cash used in investing activities ...........................   (118,113)   (213,299)   (165,435)
                                                                   ---------   ---------   ---------

Cash flows from financing activities:
    Debt proceeds, net ..........................................      2,243     132,874     523,518
    Debt payments ...............................................    (95,367)   (108,481)   (517,530)
    Return of Vogtle surcharge ..................................       --        (3,320)     (2,031)
    Other .......................................................       (421)     (1,648)     (2,008)
                                                                   ---------   ---------   ---------
Net cash provided by (used in) financing activities .............    (93,545)     19,425       1,949
                                                                   ---------   ---------   ---------
Net increase (decrease) in cash and temporary cash investments ..    (68,368)     10,509     (53,531)

Cash and temporary cash investments at beginning of year ........    201,151     190,642     244,173
                                                                   ---------   ---------   ---------
Cash and temporary cash investments at end of year ..............  $ 132,783   $ 201,151   $ 190,642
                                                                   =========   =========   =========

Cash paid for:
    Interest (net of amounts capitalized) .......................  $ 383,440   $ 308,797   $ 304,882
    Income taxes ................................................       --          --          --

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

For the years ended December 31, 1996, 1995 and 1994

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

   Oglethorpe and the Members completed on March 11, 1997, a corporate restructuring. For a discussion of the corporate restructuring, see Note 11.

b. Basis of accounting

   Oglethorpe follows generally accepted accounting principles and the practices prescribed in the Uniform System of Accounts of the Federal Energy Regulatory Commission (FERC) as modified and adopted by the Rural Utilities Service (RUS).

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 1996 and 1995 and the reported amounts of revenues and expenses for each of the three years ending December 31, 1996. Actual results could differ from those estimates.

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

   Under Oglethorpe's patronage capital retirements policy, margins are to be returned to the Members 30 years after the year in which the margins are earned. Pursuant to such policy, no patronage capital would be returned to the Members until 2010, at which time the 1979 patronage capital would be returned.

   Since the RUS Mortgage was replaced with the Master Indenture in connection with Oglethorpe's corporate restructuring, patronage distributions also will be restricted by the terms of the Master Indenture.

d. Margin policy

   Under Oglethorpe's prior RUS mortgage, Oglethorpe's margin policy was based on the provision of a Times Interest Earned Ratio (TIER) established annually by the Oglethorpe Board of Directors. Pursuant to this policy, the annual net margin goal for 1996, 1995 and 1994 was the amount required to produce a TIER of
1.07. The RUS Mortgage was replaced with the Master Indenture in connection with Oglethorpe's corporate restructuring. Under the Master Indenture, Oglethorpe is required to produce a Margins for Interest (MFI) Ratio of 1.10.

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

   Pursuant to rate actions by Oglethorpe's Board of Directors, specified amounts of deferred margins and Vogtle Surcharge were returned in 1989 through 1995 and all remaining amounts were returned in 1996. A summary of deferred margins and Vogtle Surcharge as of December 31, 1996 and 1995 is as follows:

--------------------------------------------------------------------------------
(dollars in thousands)                                 1996              1995
--------------------------------------------------------------------------------
Deferred margins
   1985-92                                          $ 165,552         $ 165,552
   1993                                                 5,083             5,083
   1994                                                 9,287             9,287
   1995                                                14,282            14,282
                                                    ---------         ---------
                                                      194,204           194,204
Vogtle Surcharge
   1986-87                                             36,613            36,613
                                                    ---------         ---------
   Subtotal                                           230,817           230,817

Less: Amounts returned in:
   1989-93                                           (159,388)         (159,388)
   1994                                               (20,103)          (20,103)
   1995                                               (19,279)          (19,279)
   1996                                               (32,047)             --
                                                    ---------         ---------
                                                         --              32,047

Less: Current portion                                    --             (32,047)
                                                    ---------         ---------
Long-term balance                                   $    --           $    --
                                                    =========         =========
--------------------------------------------------------------------------------

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

   Revenues from Cobb EMC and Jackson EMC, two of Oglethorpe's Members, accounted for 12.5% and 11.2% in 1996, 11.3% and 10.4% in 1995, and 11.0% and
10.5% in 1994, respectively, of Oglethorpe's total operating revenues.

f. Nuclear fuel cost

   The cost of nuclear fuel, including a provision for the disposal of spent fuel, is being amortized to fuel expense based on usage. The total nuclear fuel expense for 1996, 1995 and 1994 amounted to $49,298,000, $54,588,000 and
$55,229,000, respectively.

   Contracts with the U.S. Department of Energy (DOE) have been executed to provide for the permanent disposal of spent nuclear fuel for the life of Plant Hatch and Plant Vogtle. The services to be provided by DOE were scheduled to begin in 1998. However, the actual year that these services will begin is uncertain. The Plant Hatch spent fuel storage is expected to be sufficient into 2003. The Plant Vogtle spent fuel storage is expected to be sufficient into 2008. Activities for adding dry cast storage capacity at Plant Hatch by as early as 1999 are in progress.

   The Energy Policy Act of 1992 required that utilities with nuclear plants be assessed over a 15-year period an amount which will be used by DOE for the decon-tamination and decommissioning of its nuclear fuel enrichment facilities. The amount of each utility's assessment was based on its past purchases of nuclear fuel enrichment services from DOE. Based on its ownership in Plants Hatch and Vogtle, Oglethorpe has a remaining nuclear fuel asset of approximately $14,900,000, which is being amortized to nuclear fuel expense over the next 11 years. Oglethorpe has also recorded an obligation to DOE which approximated $11,800,000 at December 31, 1996.

g. Nuclear decommissioning

   Oglethorpe's portion of the costs of decommissioning co-owned nuclear facilities is estimated as follows:

--------------------------------------------------------------------------------
(dollars in thousands)           Hatch        Hatch       Vogtle        Vogtle
                               Unit No. 1   Unit No. 2   Unit No. 1   Unit No. 2
--------------------------------------------------------------------------------
Year of site study                  1994         1994        1994        1994

Expected start date
of decommissioning                  2014         2018        2027        2029

Decommissioning cost:
   Discounted                  $  92,000    $ 109,000   $  82,000   $ 106,000
   Undiscounted                  157,000      207,000     198,000     271,000
--------------------------------------------------------------------------------

   The decommissioning cost estimates are based on prompt dismantlement and removal of the plant from service. The actual decommissioning costs may vary from the above estimates because of changes in the assumed date of decommissioning, changes in regulatory requirements, changes in technology, and changes in costs of labor, materials and equipment.

   The annual provision for decommissioning for 1996, 1995 and 1994 was $2,597,000, $4,156,000 and $5,948,000, respectively. In developing the amount of the annual provision for 1996 and 1997, the escalation rate was assumed to be 2.72% and return on trust assets was assumed to be 8%. Oglethorpe accounts for this provision for decommissioning as depreciation expense with an offsetting credit to a decommissioning reserve. Oglethorpe's management is of the opinion that any changes in cost estimates of decommissioning will be fully recovered in future rates.

   In compliance with a Nuclear Regulatory Commission (NRC) regulation, Oglethorpe maintains an external trust fund to provide for a portion of the cost of decommissioning its nuclear facilities. The NRC regulation requires funding levels based on average expected cost to decommission only the radioactive portions of a typical nuclear facility. Oglethorpe's decommissioning reserve reflects its obligation to decommission both the radioactive and most of the non-radioactive portions of its nuclear facilities.

   Realized investment earnings from the external trust fund, while increasing the fund and interest income, also are applied to the decommissioning reserve and charged to interest expense. Interest income earned from the external trust fund is offset by the recognition of interest expense such that there is no effect on Oglethorpe's net margin.

h. Depreciation

   Depreciation is computed on additions when they are placed in service using the composite straight-line method. Annual depreciation rates in effect in 1996, 1995 and 1994 were as follows:

--------------------------------------------------------------------------------
                                        1996            1995            1994
--------------------------------------------------------------------------------
Steam production                        2.13%           2.13%           2.47%
Nuclear production                      2.73%           2.78%           2.84%
Hydro production                        2.00%           2.00%           2.00%
Other production                        3.75%           3.75%           2.42%
Transmission                            2.75%           2.75%           2.75%
Distribution                            2.88%           2.88%           2.88%
General                              2.00-20.00%     2.00-20.00%     2.00-20.00%
--------------------------------------------------------------------------------

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

j. Bond, reserve and construction funds:

   Bond, reserve and construction funds for pollution control bonds are maintained as required by Oglethorpe's bond agreements. Bond funds serve as payment clearing accounts, reserve funds maintain amounts equal to the maximum annual debt service of each bond issue and construction funds hold bond proceeds for which construction expenditures have not yet been made. As of December 31, 1996 and 1995, substantially all of the funds were invested in U.S. Government securities.

k. Cash and temporary cash investments

   Oglethorpe considers all temporary cash investments purchased with a maturity of three months or less to be cash equivalents. Temporary cash investments with maturities of more than three months are classified as other short-term investments.

   Of the amount reported as cash and temporary cash investments at December 31, 1996, approximately $65,600,000 is restricted by RUS for the purpose of prepaying certain Federal Financing Bank (FFB) long-term debt on or before March 31, 1997.

l. Inventories

   Oglethorpe maintains inventories of fossil fuels for its generation plant and spare parts for certain of its generation and transmission plant. These inventories are stated at weighted average cost on the accompanying balance sheets.

   At December 31, 1996 and 1995, fossil fuels inventories were $23,062,000 and $12,296,000, respectively. Inventories for spare parts at December 31, 1996 and 1995 were $66,763,000 and $70,653,000, respectively.

m. Deferred charges

   Prior to 1996, Oglethorpe expensed nuclear refueling outage costs as incurred. In 1996, Oglethorpe began accounting for these costs on a normalized basis. Under this method of accounting, refueling outage costs are deferred and subsequently amortized to expense over the 18-month operating cycle of each unit. Deferred nuclear outage costs at December 31, 1996 were $12,961,000.

   As a result of the availability of long-term capacity purchases at similar costs but with reduced risks to Oglethorpe and its Members, Oglethorpe determined that the Smarr Combustion Turbine Project was not needed within the present planning horizon. Therefore, Oglethorpe is amortizing the accumulated project costs in excess of the current value of the land purchased. The remaining project costs of $6,445,000 are reflected as deferred charges on the accompanying balance sheets. In 1995, Oglethorpe's Board of Directors authorized that these project costs be amortized and fully recovered through future rates over a period of 15 years beginning in that year.

n. Deferred credits

   In October 1989, Oglethorpe sold to Georgia Power Company (GPC) a 24.45% ownership interest in the Plant Scherer common facilities as required under the Plant Scherer Purchase and Ownership Agreement to adjust its ownership in the Scherer units. Oglethorpe realized a gain on the sale of $50,600,000. RUS and Oglethorpe's Board of Directors approved a plan whereby this gain was deferred and was amortized over 60 months ending in September 1994.

   In April 1982, Oglethorpe sold to three purchasers certain of the income tax benefits associated with Scherer Unit No.1 and related common facilities pursuant to the safe harbor lease provisions of the Economic Recovery Tax Act of 1981. Oglethorpe received a total of approximately $110,000,000 from the safe harbor lease transactions. Oglethorpe accounts for the net benefits as a deferred credit and is amortizing the amount over the 20-year term of the leases.

   In December 1996, Oglethorpe entered into long-term lease transactions for a portion of its 74.6% undivided ownership interest in the Rocky Mountain Pumped Storage Hydroelectric Project (Rocky Mountain). The lease transactions are characterized as a sale and lease-back for income tax purposes, but not for financial reporting purposes. As a result of these leases, Oglethorpe recorded a net benefit of $70,701,000 which was deferred and will be amortized to income over the 30-year lease-back period. The lease transactions increased Oglethorpe's Capitalization and Investments and funds by $41,685,000, respectively (see Note 2 where discussed further).

   In January 1997, Oglethorpe completed long-term lease transactions for the remainder of its interest in Rocky Mountain resulting in a net benefit of $24,859,000. The net benefit will be deferred and amortized to income over the 30-year term of the leases. Oglethorpe will increase Capitalization and Investments and funds by $15,810,000, respectively.

o. Regulatory assets and liabilities

   Oglethorpe is subject to the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation." Regulatory assets represent probable future revenues to Oglethorpe associated with certain costs which will be recovered from Members through the rate-making process. Regulatory liabilities represent probable future reduction in revenues associated with amounts that are to be credited to Members through the rate-making process. The following regulatory assets and liabilities were reflected on the accompanying balance sheets as of December 31, 1996 and 1995:

--------------------------------------------------------------------------------
(dollars in thousands)                                       1996          1995
--------------------------------------------------------------------------------
Premium and loss on reacquired debt                     $ 201,007     $ 200,794
Deferred amortization of Scherer leasehold                 90,717        87,134
Other regulatory assets                                    29,308        33,666
Net benefit of sale of income tax benefits                (42,049)      (50,194)
Net benefit of Rocky Mountain transactions                (70,701)         --
Deferred margins                                             --         (32,047)
Energy costs                                                 --           4,237
                                                        ---------     ---------
                                                        $ 208,282     $ 243,590
                                                        =========     =========
--------------------------------------------------------------------------------

   In the event that Oglethorpe is no longer subject to the provisions of Statement No. 71, Oglethorpe would be required to write off related regulatory assets and liabilities. In addition, Oglethorpe would be required to determine any impairment to other assets, including plant, and write down the assets, if impaired, to their fair value.

p. Presentation

   Certain prior year amounts have been reclassified to conform with current year presentation.

2. Fair value of financial instruments:

   A detail of the estimated fair values of Oglethorpe's financial instruments as of December 31, 1996 and 1995 is as follows:

------------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                        1996                                1995
                                                                                      Fair                                 Fair
                                                                     Cost             Value               Cost             Value
------------------------------------------------------------------------------------------------------------------------------------
Cash and temporary cash investments:
  Commercial paper                                               $   52,700         $   52,700         $  179,055        $  179,055
  Certificates of deposit                                            10,000             10,000             20,000            20,000
  Cash and money market
   securities                                                        70,083             70,083              2,096             2,096
                                                                 ----------         ----------         ----------        ----------
Total                                                            $  132,783         $  132,783         $  201,151        $  201,151
                                                                 ==========         ==========         ==========        ==========
Other short term
  investments:
  Commingled
   investment fund                                               $   91,712         $   91,499         $   76,180        $   79,165
                                                                 ----------         ----------         ----------        ----------
Total                                                            $   91,712         $   91,499         $   76,180        $   79,165
                                                                 ==========         ==========         ==========        ==========
Bond, reserve and construction funds:
  U. S. Government
     securities                                                  $   36,505         $   35,873         $   49,348        $   49,932
  Repurchase agreements                                              18,082             18,082              6,579             6,579
                                                                 ----------         ----------         ----------        ----------
Total                                                            $   54,587         $   53,955         $   55,927        $   56,511
                                                                 ==========         ==========         ==========        ==========
Decommissioning fund:
  U. S. Government
     securities                                                  $   24,034         $   23,950         $   23,087        $   23,568
  Foriegn government
   securities                                                         1,228              1,278               --                --
  Commercial paper                                                     --                 --                4,036             4,036
  Corporate bonds                                                    11,953             11,868              5,875             6,073
  Equity securities                                                  30,339             34,073             19,514            21,271
  Asset-backed securities                                             3,103              3,125             12,484            12,614
  Other bonds                                                         5,445              5,453               --                --
  Cash and money market
   securities                                                         6,522              6,522              6,937             6,930
                                                                 ----------         ----------         ----------        ----------
Total                                                            $   82,624         $   86,269         $   71,933        $   74,492
                                                                 ==========         ==========         ==========        ==========
Long-term debt                                                   $4,118,117         $4,228,317         $4,207,320        $4,506,925
                                                                 ==========         ==========         ==========        ==========
Interest rate swap                                               $     --           $   33,938         $     --          $   52,089
                                                                 ==========         ==========         ==========        ==========
------------------------------------------------------------------------------------------------------------------------------------

   The contractual maturities of debt securities available for sale at December 31, 1996 and 1995, regardless of their balance sheet classification, are as follows:

--------------------------------------------------------------------------------
(dollars in thousands)                        1996             1995
                                                   Fair             Fair
                                         Cost     Value     Cost    Value
--------------------------------------------------------------------------------
Due within one year                     $33,944  $33,819  $21,050  $21,300
Due after one year through five years    17,439   17,266   37,172   37,452
Due after five years through ten years   27,912   27,302   27,628   27,966
Due after ten years                      15,610   15,789   11,523   12,049
                                        -------  -------  -------  -------
                                        $94,905  $94,176  $97,373  $98,767
                                        =======  =======  =======  =======
--------------------------------------------------------------------------------

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

   Under the interest rate swap arrangements, Oglethorpe makes payments to the counterparty based on the notional principal at a contractually fixed rate and the counterparty makes payments to Oglethorpe based on the notional principal at the existing variable rate of the refunding bonds. The differential to be paid or received is accrued as interest rates change and is recognized as an adjustment to interest expense. Oglethorpe entered into the swap arrangements for the purpose of securing a fixed rate lower than otherwise would have been available to Oglethorpe had it issued fixed rate bonds. For the Series 1993A notes, the notional principal was $199,690,000 and the fixed swap rate is 5.67% (the variable rate at December 31, 1996 and 1995 was 4.00% and 5.15% respectively). With respect to the Series 1994A notes, the notional principal was $122,740,000 and the fixed swap rate is 6.01% (the variable rate at December 31, 1996 and 1995 was 4.00% and 5.05%, respectively). The notional principal amount is used to measure the amount of the swap payments and does not represent additional principal due to the counterparty. The swap arrangements extend for the life of the refunding bonds, with reductions in the outstanding principal amounts of the refunding bonds causing corresponding reductions in the notional amounts of the swap payments. The estimated fair value of Oglethorpe's liability under the swap arrangements at December 31, 1996 and 1995 was $33,938,000 and $52,089,000, respectively. This amount represents payment Oglethorpe would pay if the swap arrangements were terminated. Oglethorpe may be exposed to losses in the event of nonperformance of the counterparty, but does not anticipate such nonperformance.

   Oglethorpe adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as of January 1, 1994. Under this Statement, investment securities held by Oglethorpe are classified as either available-for-sale or held-to-maturity. Available-for-sale securities are carried at market value with unrealized gains and losses, net of any tax effect, added to or deducted from patronage capital. Unrealized gains and losses from investment securities held in the decommissioning fund, which are also classified as available-for-sale, are directly added to or deducted from the decommissioning reserve. Held-to-maturity securities are carried at cost. All realized and unrealized gains and losses are determined using the specific identification method. Gross unrealized gains and losses at December 31, 1996 were $7,785,000 and $4,985,000, respectively. Gross unrealized gains and losses at December 31, 1995 were $6,497,000 and $368,000, respectively. For 1996 and 1995, proceeds from sales of available-for-sale securities totaled $425,772,000 and $438,643,000, respectively. Gross realized gains and losses from the 1996 sales were $6,410,000 and $3,671,000,respectively. Gross realized gains and losses from the 1995 sales were $5,098,000 and $1,308,000, respectively.

   Investments in associated organizations were as follows at December 31, 1996 and 1995:

--------------------------------------------------------------------------------
(dollars in thousands)                                      1996          1995
--------------------------------------------------------------------------------
National Rural Utilities
   Cooperative Finance Corp. (CFC)                        $13,476        $13,476
CoBank, ACB                                                 1,664          2,132
Other                                                         239            245
                                                          -------        -------
Total                                                     $15,379        $15,853
                                                          =======        =======
--------------------------------------------------------------------------------

   The investments in these associated organizations are similar to compensating bank balances in that they are required in order to maintain current financing arrangements. Accordingly, there is no market for these investments.

   The $41,685,000 deposit on the Rocky Mountain transactions (see Note 1 where discussed) as of December 31, 1996 is invested in a guaranteed investment contract which will be held to maturity (the end of the 30-year lease-back period). At maturity, Oglethorpe fully intends to use the deposit to repurchase tax ownership and to retain all other rights of ownership with respect to the plant. The deposit is carried at cost.

   In addition, from the proceeds of the Rocky Mountain transactions, Oglethorpe paid $460,769,000 to a financial institution. In return, this financial institution undertook to pay a portion of Oglethorpe's lease obligations. Both Oglethorpe's interest in this payment undertaking agreement and the corresponding lease obligations have been extinguished for financial reporting purposes.

3. Income taxes

   Oglethorpe is a not-for-profit membership corporation subject to Federal and state income taxes. As a taxable electric cooperative, Oglethorpe has annually allocated its income and deductions between Member and non-Member activities. Any Member taxable income has been offset with a patronage exclusion and member loss carryforwards.

   Oglethorpe accounts for its income taxes pursuant to Statement of Financial Accounting Standards (SFAS) No. 109. SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.

   A detail of the provision for income taxes in 1996, 1995 and 1994 is shown as follows:

--------------------------------------------------------------------------------
(dollars in thousands)                           1996          1995         1994
--------------------------------------------------------------------------------
Current
   Federal                                    $ 3,525       $  --        $  --
   State                                         --            --           --
                                              -------       -------      -------
                                                3,525          --           --
                                              -------       -------      -------
Deferred
   Federal                                     (3,525)         --           --
   State                                         --            --           --
                                              -------       -------      -------
                                               (3,525)         --           --
                                              -------       -------      -------
Income taxes charged
   to operations                              $  --         $  --        $  --
                                              =======       =======      =======
--------------------------------------------------------------------------------

   The difference between the statutory federal income tax rate on income before income taxes and Oglethorpe's effective income tax rate is summarized as follows:

--------------------------------------------------------------------------------
                                                1996         1995         1994
--------------------------------------------------------------------------------
Statutory federal income tax rate               35.0%        35.0%        35.0%
Patronage exclusion                            (35.7%)      (35.6%)      (35.4%)
Other                                            0.7%         0.6%         0.4%
                                               ------       ------       ------
Effective income tax rate                        0.0%         0.0%         0.0%
                                               ======       ======       ======
--------------------------------------------------------------------------------

The components of the net deferred tax liabilities as of December 31, 1996 and 1995 were as follows:

--------------------------------------------------------------------------------
(dollars in thousands)                                      1996           1995
--------------------------------------------------------------------------------
Deferred tax assets

  Net operating losses                               $   473,114    $   538,067
Member loss carryforwards                                328,912        342,370
  Tax credits (alternative minimum tax
   and other)                                            256,205        252,680
  Accounting for Rocky Mountain

   transactions                                          233,045           --
  Accounting for sale of income tax benefits              77,429         86,599
  Accrued nuclear decommissioning expense                 49,127         45,042
Accounting for asset dispositions                         32,545         33,496
Other                                                      3,318         18,277
                                                     -----------    -----------
                                                       1,453,695      1,316,531
  Less:  Valuation allowance                            (252,680)      (252,680)
                                                     -----------    -----------
                                                       1,201,015      1,063,851
                                                     -----------    -----------
Deferred tax liabilities
  Depreciation                                        (1,008,714)    (1,034,153)
  Accounting for Rocky Mountain
   transactions                                         (156,557)          --
  Accounting for debt extinguishment                     (64,841)       (64,006)
  Other                                                  (32,888)       (31,202)
                                                     -----------    -----------
                                                      (1,263,000)    (1,129,361)
                                                     -----------    -----------
Net deferred tax liabilities                         $   (61,985)   $   (65,510)
                                                     ===========    ===========
--------------------------------------------------------------------------------

As of December 31, 1996, Oglethorpe has federal tax net operating loss carryforwards (NOLs), alternative minimum tax credits (AMT) and unused general business credits (consisting primarily of investment tax credits) as follows:

--------------------------------------------------------------------------------
                             (dollars in thousands)
--------------------------------------------------------------------------------
                         Alternative
                           Minimum
Expiration Date          Tax Credits   Tax Credits           NOLs

    1997                  $   --       $   11,197         $     --
    1998                      --            6,934               --
    1999                      --           37,206               --
    2000                      --            3,198               --
    2001                      --            7,264               --
    2002                      --          130,377               --
    2003                      --              652            242,187
    2004                      --           55,663            114,285
    2005                      --              189            213,080
    2006                      --             --              209,009
    2007                      --             --               86,779
    2008                      --             --               94,927
    2009                      --             --               96,394
    2010                      --             --               77,970
    None                     3,525           --                 --
                          --------     ----------         ----------
                          $  3,525     $  252,680         $1,134,631
                          ========     ==========         ==========
--------------------------------------------------------------------------------

   Based on Oglethorpe's historical taxable transactions, the timing of the reversal of existing temporary differences, future income, and tax planning strategies, it is more likely than not that Oglethorpe's future taxable income will be sufficient to realize the benefit of NOLs before their respective expiration dates. The NOLs expiration dates start in the year 2003 and end in the year 2010. However, as reflected in the above valuation allowance, it is more likely than not that the tax credits will not be utilized before expiration. It is more likely than not that the AMT credit will be utilized.

4. Capital leases:

   In December 1985, Oglethorpe sold and subsequently leased back from four purchasers its 60% undivided ownership interest in Scherer Unit No. 2. The gain from the sale is being amortized over the 36-year term of the leases. The minimum lease payments under the capital leases together with the present value of net minimum lease payments as of December 31, 1996 are as follows:

--------------------------------------------------------------------------------
Year Ending December 31,                                  (dollars in thousands)
--------------------------------------------------------------------------------
1997                                                                  $  36,531
1998                                                                     37,302
1999                                                                     37,890
2000                                                                     37,755
2001                                                                     37,629
2002-2021                                                               569,179
                                                                      ---------
  Total minimum lease payments                                          756,286
  Less: Amount representing interest                                   (458,517)
                                                                      ---------
  Present value of net minimum lease payments                           297,769
  Less: Current portion                                                  (4,087)
                                                                      ---------
  Long-term balance                                                   $ 293,682
                                                                      =========
--------------------------------------------------------------------------------

   The capital leases provide that Oglethorpe's rental payments vary to the extent of interest rate changes associated with the debt used by the lessors to finance their purchase of undivided ownership shares in Scherer Unit No. 2. The debt of three of the lessors is financed at fixed interest rates averaging 9.70%. As of December 31, 1996, the variable interest rates of the debt of the remaining lessor ranged from 6.40% to 8.05% for an average rate of 6.83%. Oglethorpe's future rental payments under its leases will vary from amounts shown in the table above to the extent that the actual interest rates associated with the fixed and variable rate debt of the lessors vary from the 11.05% debt rate assumed in the table.

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

   In 1991 and 1992, all four of the lessors received Notices of Proposed Adjustments from the IRS proposing adjustments to the tax benefits claimed by these lessors in connection with their purchase and ownership of an undivided interest in Scherer Unit No 2. In 1994, the IRS issued a revised Notice of Proposed Adjustments to one of the lessors which reduced the proposed adjustments. During 1995, this lessor advised Oglethorpe that it had settled this issue on the basis of the revised Notice of Proposed Adjustments. Oglethorpe subsequently made a lump sum indemnity payment of $362,000 to the lessor in order to compensate for the reduction in the lessor's tax benefits resulting from the sale and leaseback transaction. The IRS has indicated that it will take consistent positions with the other three lessors. If the IRS's current positions regarding the sale and leaseback transactions were ultimately upheld, Oglethorpe would be required to indemnify the other three lessors. Oglethorpe's indemnification liability to the three lessors is estimated to be approximately $1,290,000 as of December 31, 1996. This liability has been reflected on the accompanying balance sheet.

5. Long-term debt:

   Long-term debt consists of mortgage notes payable to the United States of America acting through the FFB and the RUS, mortgage notes issued in conjunction with the sale by public authorities of pollution control revenue bonds, and notes payable to CoBank. Oglethorpe's headquarters facility is pledged as collateral for the CoBank headquarters note; substantially all of the owned tangible and certain of the intangible assets of Oglethorpe are pledged as collateral for the FFB and RUS notes, the remaining CoBank notes and the notes issued in conjunction with the sale of pollution control revenue bonds. The detail of the notes is included in the statements of capitalization.

   Oglethorpe currently has ten RUS-guaranteed FFB notes of which $3,172,851,000 and $3,253,636,000 were outstanding at December 31, 1996 and 1995, respectively, with rates ranging from 5.27% to 9.51%. In January 1996, Oglethorpe completed note modifications pursuant to which it repriced $89,447,000 of FFB advances. In connection with such modification, Oglethorpe paid a premium of $9,332,000. These amounts are reported as deferred charges on the balance sheet, and will be amortized over 22 years, the longest remaining life of the subject advances.

   In October 1996, Oglethorpe completed a current refunding transaction whereby $37,885,000 of fixed rate pollution control revenue bonds were issued. The proceeds of this transaction were used to retire $37,885,000 of existing bonds. The unamortized transaction costs related to this transaction have been reported as a deferred charge on the balance sheet and are being amortized over the life of the related bonds.

   The annual interest requirement for 1997 is estimated to be $294,000,000.

   Maturities for the long-term debt through 2001 are as follows:

--------------------------------------------------------------------------------
(dollars in thousands)              1997      1998      1999      2000      2001
--------------------------------------------------------------------------------
FFB and RUS                     $147,279  $ 86,894  $ 91,123  $ 98,867  $105,941
CoBank                               376       502       516       532       550
PCB Bonds                          7,880    17,970    19,730    23,995    26,260
Capital Leases                     4,087     5,143     6,240     7,075     7,775
                                --------  --------  --------  --------  --------
Total                           $159,622  $110,509  $117,609  $130,469  $140,526
                                ========  ========  ========  ========  ========
--------------------------------------------------------------------------------

   The estimated annual interest expense and the long-term debt maturities described above do not take into account Oglethorpe's proposed corporate restructuring, discussed in Note 11.

   Oglethorpe has a commercial paper program under which it may issue commercial paper not to exceed a $250,000,000 balance outstanding at any time. The commercial paper may be used for working capital requirements and for general corporate purposes. Oglethorpe's commercial paper is backed 100% by committed lines of credit provided by a group of banks.

   As of December 31, 1996 and 1995, no commercial paper was outstanding.

   Oglethorpe has a $50,000,000 uncommitted short-term line of credit with CFC and a $30,000,000 committed line of credit with SunTrust Bank, Atlanta (SunTrust). The maximum combined amount that can be outstanding under these lines of credit and the commercial paper program at any one time totals $250,000,000 due to certain restrictions contained in the CFC and SunTrust line of credit agreements. No balance was outstanding on either of these two lines of credit at either December 31, 1996 or 1995.

6. Electric plant and related agreements:

   Oglethorpe and GPC have entered into agreements providing for the purchase and subsequent joint operation of certain of GPC's electric generating plants and transmission facilities. A summary of Oglethorpe's plant investments and related accumulated depreciation as of December 31, 1996 is as follows:

--------------------------------------------------------------------------------
(dollars in thousands)
                                                                     Accumulated
 Plant                                                 Investment   Depreciation
--------------------------------------------------------------------------------
In-service
   Owned property
    Vogtle Units No. 1 & No. 2
     (Nuclear - 30% ownership)                         $2,781,446     $  665,953
    Hatch Units No. 1 & No. 2
     (Nuclear - 30% ownership)                            523,163        208,687
    Wansley Units No. 1 & No. 2
     (Fossil - 30% ownership)                             173,192         84,388
    Scherer Unit No. 1
     (Fossil - 60% ownership)                             429,299        193,129
    Rocky Mountain Units No. 1,
    No. 2 & No. 3
     (Hydro - 74.6% ownership)                            556,470         17,401
    Tallassee (Harrison Dam)
     (Hydro - 100% ownership)                               9,270          1,797
    Wansley (Combustion Turbine -
     30% ownership)                                         3,718          1,319
    Generation step-up substations                         55,877         19,173
    Transmission and distribution plant                   815,929        179,960
    Other                                                  94,002         25,060
  Property under capital lease
   Scherer Unit No. 2
     (Fossil - 60% leasehold)                             300,231         91,405
                                                       ----------     ----------
Total in-service                                       $5,742,597     $1,488,272
                                                       ==========     ==========
Construction work in progress
  Generation improvements                              $   11,963
  Transmission and distribution plant                      18,715
  Other                                                       503
                                                       ----------
Total construction work in progress                    $   31,181
                                                       ==========
--------------------------------------------------------------------------------

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

   Oglethorpe is engaged in a continuous construction program and, as of December 31, 1996, estimates property additions (including capitalized interest) to be approximately $108,000,000 in 1997, $98,000,000 in 1998 and $100,000,000
in 1999, primarily for replacements and additions to generation and transmission facilities.

   Oglethorpe's proportionate share of direct expenses of joint operation of the above plants is included in the corresponding operating expense captions (e.g., fuel, production or depreciation) on the accompanying statements of revenues and expenses.

7. Employee benefit plans:

   Oglethorpe has a noncontributory defined benefit pension plan covering substantially all employees. Oglethorpe's pension cost was approximately $1,388,000 in 1996, $1,954,000 in 1995 and $1,262,000 in 1994. For 1995, pension cost increased by $912,000 related to termination benefits. The termination benefits resulted from an early retirement program undertaken in the fourth quarter of 1995. Plan benefits are based on years of service and the employee's compensation during the last ten years of employment. Oglethorpe's funding policy is to contribute annually an amount not less than the minimum required by the Internal Revenue Code and not more than the maximum tax deductible amount.

   The plan's pension cost recognized in 1996, 1995 and 1994 was shown as follows:

--------------------------------------------------------------------------------
(dollars in thousands)                            1996        1995        1994
--------------------------------------------------------------------------------
Pension cost was comprised of the
 following
   Service cost - benefits earned
    during the year                             $ 1,149     $   913     $ 1,084
   Interest cost on projected benefit
    obligation                                      872         742         714
   Actual return on plan assets                    (984)     (1,889)        387
   Net amortization and deferral                    351       1,288        (911)
   Net gain from a plan curtailment                --           (12)        (12)
                                                -------     -------     -------
Net pension cost                                $ 1,388     $ 1,042     $ 1,262
                                                =======     =======     =======
--------------------------------------------------------------------------------

   The plan's funded status in Oglethorpe's financial statements as of December 31, 1996 and 1995 were as follows:

--------------------------------------------------------------------------------
(dollars in thousands)                                        1996         1995
--------------------------------------------------------------------------------
Actuarial present value of accumulated
  plan benefits
   Vested                                                 $  7,554     $  6,868
   Nonvested                                                   540          591
                                                          --------     --------
                                                          $  8,094     $  7,459
                                                          ========     ========
Projected benefit obligation                              $(13,211)    $(12,326)
  Plan assets at fair value                                  9,218        7,760
                                                          --------     --------
Projected benefit obligation in excess of
  plan assets                                               (3,993)      (4,566)
Unrecognized net loss (gain) from past
  experience different from that assumed
  and effects of changes in assumptions                       (880)         223
Prior service cost not yet recognized in net
  periodic pension cost                                        498          548
Unrecognized net asset at transition date
  being recognized over 19 years                              (109)        (121)
                                                          --------     --------
Pension accrual                                           $ (4,484)    $ (3,916)
                                                          ========     ========
--------------------------------------------------------------------------------

   The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations shown above were 7.50% and 5.0% in 1996, and 7.25% and 5.0% in 1995, respectively. The expected long-term rate of return on plan assets was 8.5% in 1996 and 1995, and 8% in 1994, and the discount rate used in determining the pension expense was 7.25% in 1996, 8.5% in 1995 and 7.5% in 1994.

   Oglethorpe has a contributory employee retirement savings plan covering substantially all employees. Employee contributions to the plan may be invested in one or more of nine funds. The employee may contribute, subject to IRSlimitations, up to 16% of his annual compensation. Oglethorpe will match the employee's contribution up to one-half of the first 6% of the employee's annual compensation, as long as there is sufficient net margin to do so. Oglethorpe's contributions to the plan were approximately $561,000 in 1996, $589,000 in 1995 and $565,000 in 1994.

8. Nuclear insurance:

   GPC, on behalf of all the co-owners of Plants Hatch and Vogtle, is a member of Nuclear Mutual Limited (NML), a mutual insurer established to provide property damage insurance coverage in an amount up to $500,000,000 for members' nuclear generating facilities. In the event that losses exceed accumulated reserve funds, the members are subject to retroactive assessments (in proportion to their participation in the mutual insurer). The portion of the current maximum annual assessment for GPC that would be payable by Oglethorpe, based on ownership share, is limited to approximately $6,351,000 for each nuclear incident.

   GPC, on behalf of all the co-owners of Plants Hatch and Vogtle, is also a member of Nuclear Electric Insurance Limited (NEIL), a mutual insurer, and Oglethorpe has coverage under NEIL II, which provides insurance to cover decontamination, debris removal and premature decommissioning as well as excess property damage to nuclear generating facilities for an additional $2,250,000,000 for losses in excess of the $500,000,000 NML coverage described above. Under the NEIL policies, members are subject to retroactive assessments in proportion to their participation if losses exceed the accumulated funds available to the insurer under the policy. The portion of the current maximum annual assessment for GPC that would be payable by Oglethorpe, based on ownership share, is limited to approximately $12,960,000.

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

   Oglethorpe participates in an insurance program for nuclear workers that provides coverage for worker tort claims filed for bodily injury caused at commercial nuclear power plants. In the event that claims for this insurance exceed the accumulated reserve funds, Oglethorpe could be subject to a total maximum assessment of $3,365,000.

   All retrospective assessments, whether generated for liability or property, may be subject to applicable state premium taxes.

9. Power purchase and sale agreements:

   Oglethorpe has entered into long-term power purchase agreements with GPC, Big Rivers Electric Corporation (Big Rivers), and Entergy Power, Inc. (EPI). Under the agreement with GPC, Oglethorpe purchased on a take-or-pay basis 1,250 megawatts (MW) of capacity through the period ending August 31, 1996. Effective September 1, 1996, Oglethorpe will purchase 1,000 MW of capacity through the period ending August 31, 1997. Effective September 1, 1997, Oglethorpe will purchase 750 MW of capacity through the period ending August 31, 1998. Effective September 1,1998, Oglethorpe will purchase 500 MW of capacity through the period ending December 31,2004, subject to reductions or extension with proper notice. The Big Rivers agreement commenced in August 1992 and is effective through July 2002. Oglethorpe is obligated under this agreement to purchase on a take-or-pay basis 100 MW of firm capacity and certain minimum energy amounts associated with that capacity. The EPI agreement commenced in July 1992, has a term of ten years and represents a take-or-pay commitment by Oglethorpe to purchase 100 MW of capacity.

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

   As of December 31, 1996, Oglethorpe's minimum purchase commitments under the above agreements, without regard to capacity reductions or adjustments for changes in costs, for the next five years are as follows:

--------------------------------------------------------------------------------
  Year Ending December 31,         (dollars in thousands)
--------------------------------------------------------------------------------
            1997                        $ 130,457
            1998                          111,539
            1999                           92,873
            2000                           94,917
            2001                           97,116
--------------------------------------------------------------------------------

   Oglethorpe's power purchases from these agreements amounted to approximately $190,760,000 in 1996, $206,641,000 in 1995 and $182,965,000 in 1994.

   Oglethorpe has entered into an agreement with Alabama Electric Cooperative to sell 100 MW of capacity for the period June 1998 through December 2005.

   As a means of reducing the cost of power provided to the Members, in 1996, Oglethorpe utilized short-term power supply agreements. The initial agreement was with Enron Power Marketing, Inc. and was in place from January 4, 1996 through August 31, 1996. From September 1, 1996 through December 31, 1996, Oglethorpe utilized a short-term power supply transaction with Duke/Louis Dreyfus L.L.C. Under both of the agreements, the power marketer was required to provide to Oglethorpe at a favorable fixed rate all the energy necessary to meet the Members' requirements and Oglethorpe was required to provide to the power marketer at cost, subject to certain limitations, upon request all energy available from Oglethorpe's total power resources. Under both agreements, Oglethorpe continued to operate the power supply system and continued to dispatch the generating resources to ensure system reliability.

10. Quarterly financial data (unaudited):

   Summarized quarterly financial information for 1996 and 1995 is as follows:

--------------------------------------------------------------------------------
                                   First       Second      Third        Fourth
(dollars in thousands)            Quarter      Quarter    Quarter       Quarter
--------------------------------------------------------------------------------
1996
  Operating revenues              $270,689    $275,228    $286,648    $ 268,872
  Operating margin                  73,568      72,514      75,009       61,658
  Net margin                         8,988       4,732      12,508       (4,476)

1995
  Operating revenues              $257,547    $281,228    $317,536    $ 293,250
  Operating margin                  68,682      82,048      82,949       74,998
  Net margin                         8,462      20,292      10,656      (17,152)
--------------------------------------------------------------------------------

   Oglethorpe's business is influenced by seasonal weather conditions. Second quarter 1996 net margin was lower than the same period of 1995 primarily as a result of unbudgeted savings in 1995 from the continued capitalization of costs of Rocky Mountain due to delay in commercial operation of the initial unit from April 1995 to June 1995.

   The negative net margin for the fourth quarter of 1996 is consistent with expectations and reflects incurrence of certain nonrecurring expenses.

   The negative net margin for the fourth quarter of 1995 was primarily attributable to the deferral of excess margin. For a discussion of the amount of excess margin deferred, see Note 1.

11. Subsequent events:

a. Power supply arrangements

   Oglethorpe has entered into power supply agreements for approximately 50% of its Members' load requirements with LG&E Power Marketing Inc. These agreements commenced on January 1, 1997, initially on a short-term basis. These agreements converted to a long-term arrangement upon the closing of the Corporate Restructuring discussed below. Oglethorpe is now working to complete a long-term contract for the remaining approximately 50% of its load.

b. Corporate restructuring

   Oglethorpe and the Members completed on March 11, 1997, a corporate restructuring (the Corporate Restructuring). Pursuant to the Corporate Restructuring, Oglethorpe divided itself into three specialized companies to respond to increasing competition and deregulation in the electric industry. As part of the Corporate Restructuring, Oglethorpe transferred its transmission business and assets to a newly formed Georgia electric membership corporation, Georgia Transmission Corporation (An Electric Membership Corporation) (GTC), and transferred its system operations business to a newly formed Georgia nonprofit corporation, Georgia System Operations Corporation (GSOC). Oglethorpe retained its generation business and owned and leased generation assets.

   The following unaudited pro-forma balance sheet as of December 31, 1996 reflects the financial position of Oglethorpe as reported and as restated reflecting the exclusion of the transmission business as though the Corporate Restructuring had occurred at December 31, 1996.

   The following unaudited pro-forma statement of revenues and expenses for the year ended December 31, 1996 reflects the operations of Oglethorpe as reported and as restated, reflecting the exclusion of the transmission business as though the Corporate Restructuring had occurred at the beginning of 1996.

   These unaudited pro-forma financial statements have been prepared based on assumptions and estimates deemed appropriate and are presented for illustrative purposes only and are not necessarily indicative of the financial position or results of operations which would have actually been reported had the transactions occurred in the period reported.

   The columns titled Oglethorpe post-restructuring in the following unaudited pro-forma financial statements have been restated reflecting the exclusion of the system operations business as though the Corporate Restructuring had occurred in the period reported. The system operations business is not shown separately due to immateriality.

                             Pro-Forma Balance Sheet
                                   (Unaudited)
                             As of December 31,1996
                             (dollars in thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                  Oglethorpe          Transmission
                                                                              Oglethorpe          Pro-Forma            Pro-Forma
                                                                                 (Pre-              (Post-               (Post-
                                                                             Restructuring)      Restructuring)       Restructuring)
------------------------------------------------------------------------------------------------------------------------------------

Assets
Electric plant, at original cost:
  In service                                                                  $ 5,742,597          $ 4,908,752          $   815,929
  Less: Accumulated provision for depreciation                                 (1,488,272)          (1,299,328)            (179,960)
                                                                              -----------          -----------          -----------
                                                                                4,254,325            3,609,424              635,969
  Nuclear Fuel, at amortized cost                                                  86,722               86,722                 --
  Plant acquisition adjustments, at amortized cost                                  4,153                 --                  8,780
  Construction work in progress                                                    31,181               12,466               18,715
                                                                              -----------          -----------          -----------
                                                                                4,376,381            3,708,612              663,464
                                                                              -----------          -----------          -----------
Investments and funds                                                             197,288              200,812                 --
                                                                              -----------          -----------          -----------
Current assets:
  Cash and temporary cash investments, at cost                                    224,282              245,424                 --
  Receivables                                                                     113,289              113,289                 --
  Inventories, at average cost                                                     89,825               84,018                5,807
  Prepayments and other current assets                                             14,625               14,264                  361
                                                                              -----------          -----------          -----------
                                                                                  442,021              456,995                6,168
                                                                              -----------          -----------          -----------
Deferred charges:
  Premium and loss on reacquired debt,
   being amortized                                                                201,007              169,081               31,926
  Deferred debt expense, being amortized                                           21,703               18,256                3,447
  Other                                                                           123,775              123,775                 --
                                                                              -----------          -----------          -----------
                                                                                  346,485              311,112               35,373
                                                                              -----------          -----------          -----------
                                                                              $ 5,362,175          $ 4,677,531          $   705,005
                                                                              ===========          ===========          ===========
Equities and Liabilities
Capitalization:
  Patronage capital and membership fees                                       $   356,229          $   356,229          $      --
  Long-term debt                                                                4,052,470            3,380,581              688,878
  Obligations under capital leases                                                293,682              293,682                 --
  Obligations under Rocky Mountain
   transactions                                                                    41,685               41,685                 --
                                                                              -----------          -----------          -----------
                                                                                4,744,066            4,072,177              688,878
                                                                              -----------          -----------          -----------
Current liabilities:
  Long-term debt and capital leases due
   within one year                                                                159,622              144,565               15,057
  Accounts payable                                                                 42,891               41,788                 --
  Accrued interest                                                                 15,931               15,931                 --
  Accrued and witheld taxes                                                         4,940                4,940                 --
  Other current liabilities                                                        14,022               12,799                1,070
                                                                              -----------          -----------          -----------
                                                                                  237,406              220,023               16,127
                                                                              -----------          -----------          -----------
Deferred credits and other liabilities                                            380,703              385,331                 --
                                                                              -----------          -----------          -----------
                                                                              $ 5,362,175          $ 4,677,531          $   705,005
                                                                              ===========          ===========          ===========
------------------------------------------------------------------------------------------------------------------------------------

                  Pro-Forma Statement of Revenues and Expenses
                                   (Unaudited)
                       For the year ended December 31,1996
                             (dollars in thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                  Oglethorpe          Transmission
                                                                              Oglethorpe          Pro-Forma            Pro-Forma
                                                                                 (Pre-              (Post-               (Post-
                                                                             Restructuring)      Restructuring)       Restructuring)
------------------------------------------------------------------------------------------------------------------------------------
Operating revenues:
  Sales to Members                                                            $ 1,023,094          $   927,156          $    95,938
  Sales to non-Members                                                             78,343               68,554                9,789
                                                                              -----------          -----------          -----------
   Total operating revenues                                                     1,101,437              995,710              105,727
                                                                              -----------          -----------          -----------
Operating expenses:
  Fuel                                                                            206,524              206,524                 --
  Production                                                                      129,178              129,178                 --
  Purchased power                                                                 229,089              229,089                 --
  Power delivery                                                                   18,216                 --                 18,216
  Depreciation and amortization                                                   163,130              138,008               25,122
  Taxes other than income taxes                                                    30,262               22,728                7,534
  Other operating expenses                                                         42,289               33,307                8,982
                                                                              -----------          -----------          -----------
   Total operating expenses                                                       818,688              758,834               59,854
                                                                              -----------          -----------          -----------
Operating margin                                                                  282,749              236,876               45,873
                                                                              -----------          -----------          -----------
Other income (expense):
  Interest income                                                                  23,485               20,129                3,356
  Amortization of deferred margins                                                 32,047               29,336                2,711
  Allowance for equity funds used during
   construction                                                                       238                  114                  124
  Other                                                                             9,564               10,270                 (706)
                                                                              -----------          -----------          -----------
   Total other income                                                              65,334               59,849                5,485
                                                                              -----------          -----------          -----------
Interest charges:
  Interest on long-term debt and other obligations                                328,907              279,542               49,365
  Allowance for debt funds used during
   construction                                                                    (2,576)              (1,231)              (1,345)
                                                                              -----------          -----------          -----------
   Net interest charges                                                           326,331              278,311               48,020
                                                                              -----------          -----------          -----------
Net margin                                                                    $    21,752          $    18,414          $     3,338
                                                                              ===========          ===========          ===========
------------------------------------------------------------------------------------------------------------------------------------

   The above pro-forma balance sheet reflects the transfer of the transmission and system operations businesses, and the related financing activities related to the transfer based on the purchase price formula. In connection with the Corporate Restructuring, Oglethorpe also made a special patronage capital distribution to the Members totaling $48,863,000 which was used by the Members to establish equity in and to provide initial working capital to GTC.

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

T. D. Kilgore
President and Chief Executive Officer


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Oglethorpe Power Corporation:

   We have audited the accompanying balance sheets and statements of capitalization of Oglethorpe Power Corporation (a Georgia corporation) as of December 31, 1996 and 1995 and the related statements of revenues and expenses, patronage capital, and cash flows for the years then ended. These financial statements are the responsibility of Oglethorpe's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oglethorpe Power Corporation as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                       Coopers & Lybrand L.L.P.

Atlanta, Georgia,

   February 21, 1997, except for Note 11, as to which the date is March 11, 1997.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

   To the Board of Directors of Oglethorpe Power Corporation:

   We have audited the statement of revenues and expenses, patronage capital, and cash flows of Oglethorpe Power Corporation (a Georgia corporation) for the year ended December 31, 1994. These financial statements are the responsibility of Oglethorpe's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations, changes in patronage capital, and cash flows of Oglethorpe Power Corporation for the year ended December 31, 1994 in conformity with generally accepted accounting principles.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)      Identification of Directors:

         As part of the Corporate Restructuring, Oglethorpe amended its Bylaws to provide for an eleven member board of directors consisting of six directors elected from the Members (the "Member Directors"), four independent outside directors (the "Outside Directors") and Oglethorpe's President and Chief Executive Officer. The Member Directors must be a director or general manager of an Oglethorpe Member. Five of the six Member Directors must be located in one of five geographical regions of the State of Georgia. The sixth Member Director is elected statewide. The four Outside Directors must not be a director, officer or employee of Oglethorpe or any Member. All eleven directors are nominated by representatives from each Member whose weighted nomination is based on the number of retail customers served by each Member. After nomination, the directors are elected by a majority vote of each Member, voting on a one-Member, one-vote basis.

         All of the new directors have been elected with terms beginning on March 11, 1997, except for two of the four Outside Directors which are expected to be elected at the annual meeting of Members on March 27, 1997. The Bylaws provide for staggering the terms of the directors by dividing the number of directors into three groups. As noted below, some of the directors were elected to an initial term of 1 year, some 2 years and some 3 years. As these initial terms expire, directors will thereafter be elected for a term of three years.

         The Directors of Oglethorpe are as follows:

         Larry N. Chadwick, age 56, is the Member Director from the Northwest Region. He is the owner of Chadwick's Hardware in Woodstock, Georgia. He has served on the Board of Directors of Oglethorpe since July 1989. His present term will expire in March 1999. Mr. Chadwick is an engineer, with experience in the design of hydrogen gas plants. He is Chairman of the Board of Cobb EMC.

         Benny W. Denham, age 66, is the Vice Chairman of the Board and is the Member Director from the Southwest Region. Mr. Denham has served as an executive officer of Oglethorpe since March 1993. He has served on the Board of Directors of Oglethorpe since December 1988. His present term will expire in March 1998. He was previously the Vice-Chairman of the Executive Committee and a member of the Power Planning and Technical Advisory Committee. Mr. Denham is co-owner of Denham Farms in Turner County, Georgia. He served on the Turner County Commission from 1980 to 1990, and was Chairman for six of those years. Mr. Denham is a Director of Community National Bank in Ashburn, Georgia and a Director of Irwin EMC.

         J. Calvin Earwood, age 55, is the Chairman of the Board and is the Member Director elected statewide. Mr. Earwood has served as an executive officer of Oglethorpe since March 1984 (from March 1984 to July 1986, as Vice President; from July 1986 to March 1989, as Vice Chairman of the Board; and since March 1989, as Chairman of the Board). Mr. Earwood has served as a Director of Oglethorpe since March 1981. His present term will expire in March 2000. He was previously a member of the Operations Review Committee. From 1965 through

1982, Mr. Earwood was a salesman and part owner of Builders Equipment Company. Since January 1983, he has been the owner and President of Sunbelt Fasteners, Inc., which sells specialty tools and fasteners to the commercial construction trade. He is also Vice Chairman of the Board of Directors of Community Trust Bank in Hiram, Georgia and a Director of GreyStone Power Corporation.

         Sammy M. Jenkins, age 70, is the Member Director from the Southeast Region. He is in the farm machinery business and has been President of Jenkins Ford Tractor Co., Inc. since 1973. He has served on the Board of Directors of Oglethorpe since March 1988. His present term will expire in March 1999. He was Vice Chairman of the Board of Oglethorpe from March 1989 to March 1990.

         Mac F. Oglesby, age 64, is the Member Director from the Northeast Region. He served as Assistant Secretary-Treasurer of Hart EMC from July 1986 through December 1987, when he was appointed President. He has served as a Director of Oglethorpe since February 1987. His present term will expire in March 2000. Mr. Oglesby was a U.S. Postal Service Rural Carrier for 30 years.

         J. Sam L. Rabun, age 65, is the Member Director from the Central Region. He is the owner and operator of a farm in Jefferson County, Ga. He is also a 50% owner of R&R Livestock Farms, Inc. He has served as a Director of Oglethorpe since March 1993, with his present term to expire in March 1998. Mr. Rabun served as the President of Jefferson EMC from 1993 to 1996.

         Ashley C. Brown, age 51, is an Outside Director. His present term will expire in March 1999. He is Executive Director of the Harvard Electricity Policy Group at Harvard University's John F. Kennedy School of Government. He is Of Counsel to the law firm of Verner, Liipfert, Bernhard, McPherson and Hand of Washington, D.C. In addition, he is a Principal Consultant with the firm of Hagler Bailly Consulting, Inc. From April 1983 through April 1993, Mr. Brown served as Commissioner of the Public Utilities Commission of Ohio. Prior to his appointment to the Ohio Commission, he was Coordinator and Counsel of the Montgomery County, Ohio, Fair Housing Center. From 1979 to 1981, he was Managing Attorney for the Legal Aid Society of Dayton (Ohio), Inc. From 1977 to 1979, he was Legal Advisor of the Miami Valley Regional Planning Commission in Dayton, Ohio. While practicing law, he specialized in litigation in federal and state courts, as well as before administrative bodies. In addition, Mr. Brown has extensive teaching experience in public schools and universities and has published widely in the field of utility regulation. Mr. Brown has a law degree from the University of Dayton School of Law, a Master of Administration degree from the University of Cincinnati, and a Bachelor of Science degree from Bowling Green State University.

         Newton A. Campbell, age 68, is an Outside Director. His term will expire in March 2000. He retired in January 1994 as Chairman and Chief Executive Officer of Burns & McDonnell Engineering Company after serving 41 years with the firm. Mr. Campbell directed the overall operations of Burns & McDonnell from 1982 until his retirement. From 1976 through 1982, he served as Vice President and General Manager of the Power Division, and was responsible for directing the company's work in the planning and design of fossil fueled power generation facilities, high voltage transmission systems, and other power related facilities. Mr. Campbell has been involved in feasibility, planning and financial studies for numerous new and existing public and privately owned electric utilities during various phases of their organization and development. He also has considerable experience in conceptual studies, design, and project management for large electric utility generation, transmission, substation and distribution facilities throughout the United States. Mr. Campbell received a Master of Business Administration degree from the University of Missouri at Kansas City with a concentration in finance. He also holds a Bachelor of Science degree in Electrical Engineering from the University of Illinois.

         T. D. Kilgore, age 49, is the President and Chief Executive Officer of Oglethorpe and has served as an executive of Oglethorpe since July 1984 (from July 1984 to July 1986, as Division Manager, Power Supply; July 1986 to July 1991, as Senior Vice President, Power Supply; and since July 1991, as President and Chief Executive Officer). He also currently serves as the President and Chief Executive Officer and as a director of both GTC and GSOC. Mr. Kilgore has over 20 years of experience, including five years in senior management positions with

Arkansas Power & Light Co. and seven years as a civilian employee with the Department of the Army in positions ranging from reliability engineering to construction management. Mr. Kilgore has served on various industry committees including Electric Power Research Institute's Board of Directors and its Advanced Power Systems Division and Coal System Division Advisory Committees. He has also served on the Boards of Directors of the U.S. Committee for Energy Awareness, the Advanced Reactor Corporation, on the Edison Electric Institute's Power Plant Availability Improvement Task Force and the Nuclear Power Oversight Committee. Mr. Kilgore currently serves on the Board of Directors of the Georgia Chamber of Commerce and on the National Rural Electric Cooperative Association's Power and Generation Committee. Mr. Kilgore has a Bachelor of Science degree in Mechanical Engineering from the University of Alabama, where he has been recognized as a Distinguished Engineering Fellow, and an Masters of Engineering degree in industrial engineering from Texas A&M.

         (b)      Identification of Senior Executives:

         Oglethorpe is managed and operated under the direction of a President and Chief Executive Officer, who is appointed by the Board of Directors. The senior executives assisting Mr. Kilgore, their areas of responsibility and a brief summary of their experience are as follows:

         Clarence D. Mitchell, Senior Vice President, Power Supply, age 43, has served as an executive of Oglethorpe since January 1995. Prior to that time, Mr. Mitchell served as Assistant to the Senior Vice President for Generation from February 1994 to December 1994; Manager of Corporate Planning from September 1992 to January 1994; Manager of Construction from January 1992 to August 1992; Program Director of Technical Services (environmental, survey and mapping, land acquisition and R&D) from January 1989 to December 1991; and from April 1981 to December 1988 held various positions in the generation area, including supervisor, project engineer and generation engineer. Before coming to Oglethorpe, Mr. Mitchell spent four years as a field engineer with General Electric Company and worked various installation and maintenance projects related to coal, nuclear, gas and oil-fired generation. Mr. Mitchell has an MS degree in Management from Georgia State University, a Bachelor of Science degree in Mechanical Engineering from Georgia Institute of Technology and a Bachelor of Science degree in Interdisciplinary Science from Morehouse College. Mr. Mitchell is presently the Oglethorpe representative on both the Nuclear Managing Board and the Plant Scherer Managing Board. For information about the Managing Boards see "CO-OWNERS OF THE PLANTS AND THE PLANT AGREEMENTS--The Plant Agreements" in
Item 2. Mr. Mitchell also serves as a Trustee of the Foundation of the Southern Polytechnic State University.

         Nelson G. Hawk, Senior Vice President and Group Executive, Marketing, age 47, has served as an executive at Oglethorpe since February 1994, responsible for Market Planning, Economic Development, Commercial/Industrial Marketing and Pricing, Commercial/Industrial Services, and Residential Marketing. Prior to coming to Oglethorpe, Mr. Hawk spent almost 24 years with the Florida Power & Light Company and related subsidiaries, serving as Director of Regulatory Affairs from October 1993 to January 1994, Director of Market Planning from July 1991 to September 1993, and as Director of Strategic Business and President of FPL Enersys Services, Inc. (A utility subsidiary providing energy services to commercial/industrial customers) from April 1989 to June 1991. Mr. Hawk has a wide range of utility management experience in energy management, finance, strategic planning, marketing, system planning, quality assurance, and distribution engineering. Mr. Hawk is a board member of the Georgia Electrification Council, Inc. and the Georgia Partnership for Excellence in Education, and served on the board of directors as well as President of the National Association of Energy Services Companies (NAESCO), a national trade association, during the late 1980s. Mr. Hawk is a registered Professional Engineer in Florida and has a Bachelor of Science degree in Electrical Engineering from the Georgia Institute of Technology and a Master of Business Administration degree from Florida International University.

Item 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth, for Oglethorpe's President and Chief Executive Officer and the five most highly compensated senior executives, all compensation paid or accrued for services rendered in all capacities during the years ended December 31, 1996, 1995 and 1994. Amounts included in the table under "Bonus" represent payments based on an incentive compensation policy. All amounts paid under this policy are fully at risk each year and are earned based upon the achievement of corporate goals and each individual's contribution to achieving those goals. In conjunction with this policy, base salaries are targeted below the market valuations for similar positions and remain fairly stable unless the job content changes.

                                                                                    Annual
      Name and                                                                    Compensation       All Other
 Principal Position                                Year           Salary            Bonus (2)       Compensation
 ------------------                                ----         ---------          ----------       ------------
T. D. Kilgore                                       1996         $265,627               $0              $6,246 (1)
   President and Chief Executive Officer            1995          235,000           10,000               6,012
                                                    1994          224,997                0               6,758

W. Clayton Robbins (3)                              1996          144,460           17,112               5,425 (1)
  Sr. Vice President,                               1995          142,310           10,631               4,716
  Support Services                                  1994          140,366           11,946               4,986

Nelson G. Hawk                                      1996          142,535           16,530               5,246 (1)
  Sr. Vice President,                               1995          140,000           10,899               4,589
  Marketing                                         1994          116,005            9,620              32,821

Clarence D. Mitchell                                1996          133,369           17,112               3,887 (1)
  Sr. Vice President,                               1995          110,058            7,776               4,251
  Power Supply                                      1994           91,705            5,765               3,354

Wiley H. Sanders (4)                                1996          123,750            9,340              82,715 (1) (4)
  Vice President, Transmission                      1995          135,000            9,295               5,703
                                                    1994          119,785           12,737              25,178

Eugen Heckl (5)                                     1996           99,480           16,734             117,245 (1) (5)
  Sr. Vice President, Finance                       1995          142,114           13,174               7,651
                                                    1994          142,114           13,919               7,600

----------
(1) Includes contributions made in 1996 by Oglethorpe under the 401(k) Retirement Savings Plan on behalf of Messrs. Kilgore, Robbins, Hawk, Mitchell, Sanders and Heckl of $4,750, $4,072, $4,446, $2,969, $3,654 and $2,958,
respectively; and insurance premiums paid on term life insurance on behalf of Messrs. Kilgore, Robbins, Hawk, Mitchell, Sanders and Heckl of $1,496, $1,353, $800, $918, $2,831 and $2,200, respectively.

(2) All executives listed above, except Mr. Kilgore, participate in an incentive compensation program. Mr. Kilgore's compensation is governed solely by the Board of Directors.

(3) In conjunction with the Corporate Restructuring, Mr. Robbins ceased to be a senior executive of Oglethorpe as of January 31, 1997. Mr. Robbins now serves as Vice President of Intellisource's Southeast operations, including support services to Oglethorpe, GTC and GSOC. See "OGLETHORPE POWER
CORPORATION--Relationship with Intellisource" in Item 1 for further discussion.

(4) Mr. Sanders retired from Oglethorpe as of November 30, 1996. Mr. Sanders' 1996 compensation includes accrued severance benefits of $59,114, payment of accrued vacation and sick benefits of $4,998 and relocation costs of $12,118.

(5) Mr. Heckl elected to retire from Oglethorpe under the provisions of an early retirement program as of September 11, 1996. Mr. Heckl's 1996 compensation includes severance benefits of $65,258, retirement-related contributions to his deferred compensation account of $34,938 and payment of accrued vacation and sick benefits of $11,891.

Pension Plan Table

                                                                           Years of Credited Service
                                                              -----------------------------------------------
Average Compensation                                              15                 20                 25
--------------------                                          ----------         ---------          ---------
$   50,000..................................................     $12,684          $16,911            $21,139
    75,000..................................................      20,184           26,911             33,639
   100,000..................................................      27,684           36,911             46,139
   125,000..................................................      35,184           46,911             58,639
   150,000..................................................      42,684           56,911             71,139
   175,000..................................................      50,184           66,911             83,639
   200,000..................................................      57,684           76,911             96,139
   225,000..................................................      65,184           86,911            108,639
   250,000..................................................      72,684           96,911            121,139
   275,000..................................................      80,184          106,911            133,639

        The preceding table shows estimated annual straight life annuity benefits payable upon retirement to persons in specified compensation and years-of-service classifications assuming such persons had attained age 65 and retired during 1996. For purposes of calculating pension benefits, compensation is defined as total salary and bonus, as shown in the above Summary Compensation Table. Because covered compensation changes each year, the estimated pension benefits for the classifications above will also change in future years. The above pension benefits are not subject to any deduction for Social Security or other offset amounts.

        As of December 31, 1996, the years of credited service under the Pension Plan for the individuals listed in the Summary Compensation Table are as follows:

                                                            Years of
     Name                                               Credited Service
     ----                                               ----------------

   Mr. Kilgore..........................................      11
   Mr. Robbins..........................................      10
   Mr. Hawk ............................................       1
   Mr. Mitchell.........................................      15
   Mr. Sanders..........................................       1
   Mr. Heckl............................................      20

Compensation of Directors

        Under a proposed policy which is scheduled for approval at the March 27, 1997 Board meeting, Oglethorpe will pay its Outside Directors a per diem fee of $5,500 per Board meeting for the first four meetings in a year; a per diem of $1,000 per Board meeting will be paid for the fifth and subsequent meetings in a year. Outside Directors will also be paid $1,000 per day for attending committee meetings, annual meetings of the Members or other official meetings of Oglethorpe. Under the proposed policy, Member Directors will be paid a per diem fee of $1,000 per Board meeting and a per diem of $300 per day for attending committee meetings, annual meetings of the Members or other official meetings of Oglethorpe. In addition, Oglethorpe will reimburse all Directors for out-of-pocket expenses incurred in attending a meeting. All Directors will be paid a per diem fee of $50 per day when participating in meetings conducted by conference call. The Chairman of the Board will be paid an additional 20% of the per diem per Board meeting for time involved in preparing for the meetings.

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

Compensation Committee Interlocks and Insider Participation

         E. J. Martin, Jr., J. Calvin Earwood, John B. Floyd, Jr., and J. G. McCalmon served as members of the Oglethorpe Human Resources Management Committee which functioned as Oglethorpe's compensation committee for 1996. J. Calvin Earwood has served as an executive officer of Oglethorpe since 1984 and has served as the Chairman of the Board since 1989.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           Not applicable.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         T. D. Kilgore is the President and Chief Executive Officer and a Director of Oglethorpe, GTC and GSOC. Oglethorpe plans to make payments to GSOC for system operations services in 1997 of approximately $6.8 million, which is 55% of GSOC's budgeted revenues. (See "OGLETHORPE POWER CORPORATION--Corporate Restructuring" in Item 1.)

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                            Page
                                                                            ----
  List of Documents Filed as a Part of This Report.

(1) Financial Statements (Included under "Item 8. Financial
      Statements and Supplementary Data")

      Statements of Revenues and Expenses, For the Years
        Ended December 31, 1996, 1995 and 1994..............................  43
      Statements of Patronage Capital, For the Years Ended
        December 31, 1996, 1995 and 1994....................................  43
      Balance Sheets, As of December 31, 1996 and 1995......................  44
      Statements of Capitalization, As of December 31, 1996
        and 1995............................................................  46
      Statements of Cash Flows, For the Years Ended December 31,
        1996, 1995 and 1994.................................................  47
      Notes to Financial Statements, including pro-forma financial statements relating to the Corporate Restructuring..................  48
      Report of Management..................................................  60
      Reports of Independent Public Accountants.............................  60

(2) Financial Statement Schedules

    None applicable.

(3) Exhibits

         Exhibits marked with an asterisk (*) are hereby incorporated by reference to exhibits previously filed by the Registrant as indicated in parentheses following the description of the exhibit.

Number                                 Description

    2.1(1)        --    Second Amended and Restated Restructuring Agreement,
                        dated February 24, 1997, by and among Oglethorpe, Georgia Transmission Corporation (An Electric Membership
                        Corporation) and Georgia System Operations Corporation.

    2.2(1)        --    Member Agreement, dated August 1, 1996, by and among
                        Oglethorpe, Georgia Transmission Corporation (An
                        Electric Membership Corporation), Georgia System
                        Operations Corporation and the Members of Oglethorpe.

   *3(i)(a)       --    Restated Articles of Incorporation of Oglethorpe, dated
                        as of July 26, 1988. (Filed as Exhibit 3.1 to the
                        Registrant's Form 10-K for the fiscal year ended
                        December 31, 1988, File No. 33-7591.)

    3(i)(b)       --    Amendment to Articles of Incorporation of Oglethorpe,
                        dated as of March 11, 1997.

    3(ii)         --    Bylaws of Oglethorpe, as amended on February 24, 1997,
                        and effective as of March 11, 1997.

   *4.1           --    Serial Facility Bond (included in Collateral Trust
                        Indenture listed as Exhibit 4.2).

   *4.2           --    Collateral Trust Indenture, dated as of October 15,
                        1986, between OPC Scherer Funding Corporation,
                        Oglethorpe and Trust Company Bank, a banking corporation, as Trustee. (Filed as Exhibit 4.2 to the Registrant's Form S-1 Registration Statement, File No.
                        33-7591, filed on October 9, 1986.)

   *4.3           --    Refunding Lessor Notes. (Filed as Exhibit 4.3.1 to the
                        Registrant's Form S-1 Registration Statement, File No.
                        33-7591, filed on October 9, 1986.)

   *4.4(a)        --    Nonrecourse Promissory Secured Note, due June 30, 2011,
                        from Wilmington Trust Company and William J. Wade, as
                        Owner Trustees, to Columbia Bank for Cooperatives.
                        (Filed as Exhibit 4.3.4 to the Registrant's Form S-1
                        Registration Statement, File No. 33-7591, filed on
                        October 9, 1986.)

   *4.4(b)        --    First Amendment to Nonrecourse Promissory Secured Note,
                        dated as of June 30, 1987, by Wilmington Trust Company and The Citizens and Southern National Bank, as Owner
                        Trustee under Trust Agreement No. 1 with IBM Credit
                        Financing Corporation, to Columbia Bank for
                        Cooperatives. (Filed as Exhibit 4.3.4(a) to the
                        Registrant's Form 10-K for the fiscal year ended
                        December 31, 1987, File No. 33-7591.)

   *4.5(a)        --    Indenture of Trust, Deed to Secure Debt and Security
                        Agreement No. 2, dated December 30, 1985, between
                        Wilmington Trust Company and William J. Wade, as Owner
                        Trustees under Trust Agreement No. 2 dated December 30,
                        1985, with Ford Motor Credit Company and The First
                        National Bank of Atlanta, as Indenture Trustee, together with a Schedule identifying three other substantially identical Indentures of Trust, Deeds to Secure Debt and
                        Security Agreements. (Filed as Exhibit 4.4(b) to the
                        Registrant's Form S-1 Registration Statement, File No.
                        33-7591, filed on October 9, 1986.)

   *4.5(b)        --    First Supplemental Indenture of Trust, Deed to Secure
                        Debt and Security Agreement No. 2 (included as Exhibit A to the Supplemental Participation Agreement No. 2 listed as 10.1.1(b)).

   *4.5(c)        --    First Supplemental Indenture of Trust, Deed to Secure
                        Debt and Security Agreement No. 1, dated as of June 30,
                        1987, between Wilmington Trust Company and The Citizens and Southern National Bank, collectively as Owner
                        Trustee under Trust Agreement No. 1 with IBM Credit
                        Financing Corporation, and The First National Bank of
                        Atlanta, as Indenture Trustee. (Filed as Exhibit 4.4(c) to the Registrant's Form 10-K for the fiscal year ended
                        December 31, 1987, File No. 33-7591.)

   *4.6(a)        --    Lease Agreement No. 2 dated December 30, 1985, between
                        Wilmington Trust Company and William J. Wade, as Owner
                        Trustees under Trust Agreement No. 2, dated December 30,
                        1985, with Ford Motor Credit Company, Lessor, and
                        Oglethorpe, Lessee, with a Schedule identifying three other substantially identical Lease Agreements. (Filed as Exhibit 4.5(b) to the Registrant's Form S-1
                        Registration Statement, File No. 33-7591, filed on
                        October 9, 1986.)

   *4.6(b)        --    First Supplement To Lease Agreement No. 2 (included as
                        Exhibit B to the Supplemental Participation Agreement
                        No. 2 listed as 10.1.1(b)).

   *4.6(c)        --    First Supplement to Lease Agreement No. 1, dated as of
                        June 30, 1987, between The Citizens and Southern
                        National Bank as Owner Trustee under Trust Agreement No.
                        1 with IBM Credit Financing Corporation, as Lessor, and
                        Oglethorpe, as Lessee. (Filed as Exhibit 4.5(c) to the
                        Registrant's Form 10-K for the fiscal year ended
                        December 31, 1987, File No. 33-7591.)

    4.7           --    Amended and Consolidated Loan Contract, dated as of
                        March 1, 1997, between Oglethorpe and the United States of America, together with four notes executed and delivered pursuant thereto.

    4.8.1         --    Indenture, dated as of March 1, 1997, made by Oglethorpe
                        to SunTrust Bank, Atlanta, as trustee.

    4.8.2         --    Security Agreement, dated as of March 1, 1997, made by
                        Oglethorpe to SunTrust Bank, Atlanta, as trustee.

    4.9.1(3)      --    Loan Agreement, dated as of October 1, 1992, between
                        Development Authority of Monroe County and Oglethorpe relating to Development Authority of Monroe County
                        Pollution Control Revenue Bonds (Oglethorpe Power
                        Corporation Scherer Project), Series 1992A.

    4.9.2(3)      --    Note, dated October 1, 1992, from Oglethorpe to Trust
                        Company Bank, as trustee acting pursuant to a Trust
                        Indenture, dated as of October 1, 1992, between Development Authority of Monroe County and Trust Company
                        Bank.

    4.9.3(3)      --    Trust Indenture, dated as of October 1, 1992, between
                        Development Authority of Monroe County and Trust Company
                        Bank, Trustee, relating to Development Authority of
                        Monroe County Pollution Control Revenue Bonds
                        (Oglethorpe Power Corporation Scherer Project), Series
                        1992A.

    4.10.1(4)     --    Loan Agreement, dated as of December 1, 1992, between
                        Development Authority of Burke County and Oglethorpe relating to Development Authority of Burke County
                        Adjustable Tender Pollution Control Revenue Bonds
                        (Oglethorpe Power Corporation Vogtle Project), Series
                        1993A.

    4.10.2(4)     --    Note, dated December 1, 1992, from Oglethorpe to Trust
                        Company Bank, as trustee acting pursuant to a Trust
                        Indenture, dated as of December 1, 1992, between Development Authority of Burke County and Trust Company
                        Bank.

    4.10.3(4)     --    Trust Indenture, dated as of December 1, 1992, from
                        Development Authority of Burke County to Trust Company
                        Bank, as trustee, relating to Development Authority of Burke County Adjustable Tender Pollution Control Revenue
                        Bonds (Oglethorpe Power Corporation Vogtle Project),
                        Series 1993A.

    4.10.4(4)     --    Interest Rate Swap Agreement, dated as of December 1,
                        1992, by and between Oglethorpe and AIG Financial
                        Products Corp. relating to Development Authority of
                        Burke County Adjustable Tender Pollution Control Revenue
                        Bonds (Oglethorpe Power Corporation Vogtle Project),
                        Series 1993A.

    4.10.5(4)     --    Liquidity Guaranty Agreement, dated as of December 1,
                        1992, by and between Oglethorpe and AIG Financial
                        Products Corp. relating to Development Authority of
                        Burke County Adjustable Tender Pollution Control Revenue
                        Bonds (Oglethorpe Power Corporation Vogtle Project),
                        Series 1993A.

    4.10.6(2)     --    Standby Bond Purchase Agreement, dated as of December
                        14, 1995, between Oglethorpe and Canadian Imperial Bank of Commerce, New York Agency, relating to Development
                        Authority of Burke County Adjustable Tender Pollution
                        Control Revenue Bonds (Oglethorpe Power Corporation
                        Vogtle Project), Series 1993A.

    4.10.7(2)     --    Standby Bond Purchase Agreement, dated as of November
                        30, 1994, between Oglethorpe and Credit Local de France,
                        Acting through its New York Agency, relating to the Development Authority of Burke County Adjustable Tender
                        Pollution Control Revenue Bonds (Oglethorpe Power
                        Corporation Vogtle Project), Series 1994A.

    4.11.1(4)     --    Loan Agreement, dated as of October 1, 1996, between
                        Development Authority of Burke County and Oglethorpe relating to Development Authority of Burke County
                        Pollution Control Revenue Bonds (Oglethorpe Power
                        Corporation Vogtle Project), Series 1996.

    4.11.2(4)     --    Note, dated October 1, 1996, from Oglethorpe to SunTrust
                        Bank, Atlanta, as trustee pursuant to an Indenture of Trust, dated as of October 1, 1996, between Development
                        Authority of Burke County and SunTrust Bank, Atlanta.

    4.11.3(4)     --    Indenture of Trust, dated as of October 1, 1996, between
                        Development Authority of Burke County and SunTrust Bank,
                        Atlanta, as trustee, relating to Development Authority of Burke County Pollution Control Revenue Bonds
                        (Oglethorpe Power Corporation Vogtle Project), Series
                        1996.

    4.12.1(2)     --    Loan Agreement, dated as of April 2, 1992, between the
                        Development Authority of Burke County and Oglethorpe, as amended and supplemented by First Amendatory and Supplemental Loan Agreement, dated as of March 1, 1997, relating to Development Authority of Burke County
                        Pollution Control Revenue Bonds (Oglethorpe Power
                        Corporation Vogtle Project), Series 1997A.

    4.12.2(2)     --    Note, dated March 1, 1997, from Oglethorpe to SunTrust
                        Bank, Atlanta, as trustee acting pursuant to a Trust
                        Indenture, dated as of April 1, 1992, between Development Authority of Burke County and SunTrust Bank,
                        Atlanta, as supplemented by First Supplemental Trust
                        Indenture, dated as of March 1, 1997.

    4.12.3(2)     --    Trust Indenture, dated as of April 2, 1992, between
                        Development Authority of Burke County and SunTrust Bank,
                        Atlanta, as trustee, as supplemented by a First
                        Supplemental Trust Indenture, dated as of March 1, 1997, relating to Development Authority of Burke County
                        Pollution Control Revenue Bonds (Oglethorpe Power
                        Corporation Vogtle Project), Series 1997A.

    4.13.1        --    Indemnity Agreement, dated as of March 1, 1997, by and
                        between Oglethorpe and Georgia Transmission Corporation
                        (An Electric Membership Corporation).

    4.13.2        --    Indemnification Agreement, dated as of March 11, 1997,
                        by Oglethorpe and Georgia Transmission Corporation (An
                        Electric Membership Corporation) for the benefit of the United States of America.

    4.14.1(2)     --    Master Loan Agreement, dated as of March 1, 1997,
                        between Oglethorpe and CoBank, ACB, MLA No. 0459.

    4.14.2(2)     --    Consolidating Supplement, dated as of March 1, 1997,
                        between Oglethorpe and CoBank, ACB, relating to Loan No.
                        ML0459T1.

    4.14.3(2)     --    Promissory Note, dated March 1, 1997, in the original
                        principal amount of $7,102,740.26, from Oglethorpe to CoBank, ACB, relating to Loan No. ML0459T1.

    4.14.4(2)     --    Consolidating Supplement, dated as of March 1, 1997,
                        between Oglethorpe and CoBank, ACB, relating to Loan No.
                        ML0459T2.

    4.14.5(2)     --    Promissory Note, dated March 1, 1997, in the original
                        principal amount of $1,856,475.12, made by Oglethorpe to CoBank, ACB, relating to Loan No. ML0459T2.

   *4.15.1        --    Loan Agreement, Loan No. T-830404, between Oglethorpe
                        and Columbia Bank for Cooperatives, dated as of April
                        29, 1983. (Filed as Exhibit 4.18.1 to the Registrant's
                        Form S-1 Registration Statement, File No. 33-7591, filed on October 9, 1986.)

   *4.15.2        --    Promissory Note, Loan No. T-830404-1, in the original
                        principal amount of $9,935,000, from Oglethorpe to Columbia Bank for Cooperatives, dated as of April 29,
                        1983. (Filed as Exhibit 4.18.2 to the Registrant's Form
                        S-1 Registration Statement, File No. 33-7591, filed on
                        October 9, 1986.)

   *4.15.3        --    Security Deed and Security Agreement, dated April 29,
                        1983, between Oglethorpe and Columbia Bank for
                        Cooperatives. (Filed as Exhibit 4.18.3 to the
                        Registrant's Form S-1 Registration Statement, File No.
                        33-7591, filed on October 9, 1986.)

  *10.1.1(a)      --    Participation Agreement No. 2 among Oglethorpe as
                        Lessee, Wilmington Trust Company as Owner Trustee, The
                        First National Bank of Atlanta as Indenture Trustee,
                        Columbia Bank for Cooperatives as Loan Participant and
                        Ford Motor Credit Company as Owner Participant, dated
                        December 30, 1985, together with a Schedule identifying three other substantially identical Participation
                        Agreements. (Filed as Exhibit 10.1.1(b) to the
                        Registrant's Form S-1 Registration Statement, File No.
                        33-7591, filed on October 9, 1986.)

  *10.1.1(b)      --    Supplemental Participation Agreement No. 2. (Filed as
                        Exhibit 10.1.1(a) to the Registrant's Form S-1
                        Registration Statement, File No. 33-7591, filed on
                        October 9, 1986.)

  *10.1.1(c)      --    Supplemental Participation Agreement No. 1, dated as of
                        June 30, 1987, among Oglethorpe as Lessee, IBM Credit
                        Financing Corporation as Owner Participant, Wilmington
                        Trust Company and The Citizens and Southern National
                        Bank as Owner Trustee, The First National Bank of
                        Atlanta, as Indenture Trustee, and Columbia Bank for
                        Cooperatives, as Loan Participant. (Filed as Exhibit
                        10.1.1(c) to the Registrant's Form 10-K for the fiscal year ended December 31, 1987, File No. 33-7591.)

  *10.1.2         --    General Warranty Deed and Bill of Sale No. 2 between
                        Oglethorpe, Grantor, and Wilmington Trust Company and
                        William J. Wade, as Owner Trustees under Trust Agreement
                        No. 2, dated December 30, 1985, with Ford Motor Credit
                        Company, Grantee, together with a Schedule identifying three substantially identical General Warranty Deeds and Bills of Sale. (Filed as Exhibit 10.1.2 to the Registrant's Form S-1 Registration Statement, File No.
                        33-7591, filed on October 9, 1986.)

  *10.1.3(a)      --    Supporting Assets Lease No. 2, dated December 30, 1985,
                        between Oglethorpe, Lessor, and Wilmington Trust Company and William J. Wade, as Owner Trustees, under Trust
                        Agreement No. 2, dated December 30, 1985, with Ford
                        Motor Credit Company, Lessee, together with a Schedule identifying three substantially identical Supporting
                        Assets Leases. (Filed as Exhibit 10.1.3 to the
                        Registrant's Form S-1 Registration Statement, File No.
                        33-7591, filed on October 9, 1986.)

  *10.1.3(b)      --    First Amendment to Supporting Assets Lease No. 2, dated
                        as of November 19, 1987, together with a Schedule identifying three substantially identical First
                        Amendments to Supporting Assets Leases. (Filed as
                        Exhibit 10.1.3(a) to the Registrant's Form 10-K for the fiscal year ended December 31, 1987, File No. 33-7591.)

  *10.1.4(a)      --    Supporting Assets Sublease No. 2, dated December 30,
                        1985, between Wilmington Trust Company and William J.
                        Wade, as Owner Trustees under Trust Agreement No. 2 dated December 30, 1985, with Ford Motor Credit Company,
                        Sublessor, and Oglethorpe, Sublessee, together with a
                        Schedule identifying three substantially identical
                        Supporting Assets Subleases. (Filed as Exhibit 10.1.4 to the Registrant's Form S-1 Registration Statement, File
                        No. 33-7591, filed on October 9, 1986.)

  *10.1.4(b)      --    First Amendment to Supporting Assets Sublease No. 2,
                        dated as of November 19, 1987, together with a Schedule identifying three substantially identical First
                        Amendments to Supporting Assets Subleases. (Filed as
                        Exhibit 10.1.4(a) to the Registrant's Form 10-K for the fiscal year ended December 31, 1987, File No. 33-7591.)

  *10.1.5         --    Tax Indemnification Agreement No. 2, dated December 30,
                        1985, between Ford Motor Credit Company, Owner
                        Participant, and Oglethorpe, Lessee, together with a
                        Schedule identifying three substantially identical Tax
                        Indemnification Agreements. (Filed as Exhibit 10.1.5 to the Registrant's Form S-1 Registration Statement, File
                        No. 33-7591, filed on October 9, 1986.)

  *10.1.6         --    Assignment of Interest in Ownership Agreement and
                        Operating Agreement No. 2, dated December 30, 1985, between Oglethorpe, Assignor, and Wilmington Trust
                        Company and William J. Wade, as Owner Trustees under
                        Trust Agreement No. 2, dated December 30, 1985, with
                        Ford Motor Credit Company, Assignee, together with
                        Schedule identifying three substantially identical
                        Assignments of Interest in Ownership Agreement and
                        Operating Agreement. (Filed as Exhibit 10.1.6 to the
                        Registrant's Form S-1 Registration Statement, File No.
                        33-7591, filed on October 9, 1986.)

  *10.1.7         --    Consent, Amendment and Assumption No. 2 dated December
                        30, 1985, among Georgia Power Company and Oglethorpe and
                        Municipal Electric Authority of Georgia and City of
                        Dalton, Georgia and Gulf Power Company and Wilmington
                        Trust Company and William J. Wade, as Owner Trustees under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, together with a Schedule identifying three substantially identical Consents,
                        Amendments and Assumptions. (Filed as Exhibit 10.1.9 to the Registrant's Form S-1 Registration Statement, File
                        No. 33-7591, filed on October 9, 1986.)

  *10.1.7(a)      --    Amendment to Consent, Amendment and Assumption No. 2,
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

  *10.4.2         --    Alvin W. Vogtle Nuclear Units Numbers One and Two
                        Operating Agreement among Georgia Power Company,
                        Oglethorpe, Municipal Electric Authority of Georgia and
                        City of Dalton, Georgia, dated as of August 27, 1976.
                        (Filed as Exhibit 10.7.2 to the Registrant's Form S-1
                        Registration Statement, File No. 33-7591, filed on
                        October 9, 1986.)

  *10.5.1         --    Plant Hal Wansley Purchase and Ownership Participation
                        Agreement between Georgia Power Company and Oglethorpe, dated as of March 26, 1976. (Filed as Exhibit 10.8.1 to the Registrant's Form S-1 Registration Statement, File
                        No. 33-7591, filed on October 9, 1986.)

  *10.5.2(a)      --    Plant Hal Wansley Operating Agreement between Georgia
                        Power Company and Oglethorpe, dated as of March 26,
                        1976. (Filed as Exhibit 10.8.2 to the Registrant's Form
                        S-1 Registration Statement, File No. 33-7591, filed on
                        October 9, 1986.)

  *10.5.2(b)      --    Amendment, dated as of January 15, 1995, to the Plant
                        Hal Wansley Operating Agreements by and among Georgia
                        Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia. (Filed as
                        Exhibit 10.5.2(a) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1996, File No.
                        33-7591.)

  *10.5.3         --    Plant Hal Wansley Combustion Turbine Agreement between
                        Georgia Power Company and Oglethorpe, dated as of August
                        2, 1982 and Amendment No. 1, dated October 20, 1982.
                        (Filed as Exhibit 10.18 to the Registrant's Form S-1
                        Registration Statement, File No. 33-7591, filed on
                        October 9, 1986.)

  *10.6.1         --    Edwin I. Hatch Nuclear Plant Purchase and Ownership
                        Participation Agreement between Georgia Power Company and Oglethorpe, dated as of January 6, 1975. (Filed as Exhibit 10.9.1 to the Registrant's Form S-1 Registration
                        Statement, File No. 33-7591, filed on October 9, 1986.)

  *10.6.2         --    Edwin I. Hatch Nuclear Plant Operating Agreement between
                        Georgia Power Company and Oglethorpe, dated as of January 6, 1975. (Filed as Exhibit 10.9.2 to the
                        Registrant's Form S-1 Registration Statement, File No.
                        33-7591, filed on October 9, 1986.)

  *10.7.1         --    Rocky Mountain Pumped Storage Hydroelectric Project
                        Ownership Participation Agreement, dated as of November
                        18, 1988, by and between Oglethorpe and Georgia Power
                        Company. (Filed as Exhibit 10.22.1 to the Registrant's
                        Form 10-K for the fiscal year ended December 31, 1988, File No. 33-7591.)

  *10.7.2         --    Rocky Mountain Pumped Storage Hydroelectric Project
                        Operating Agreement, dated as of November 18, 1988, by and between Oglethorpe and Georgia Power Company. (Filed as Exhibit 10.22.2 to the Registrant's Form 10-K for the fiscal year ended December 31, 1988, File No. 33-7591.)

   10.8.1         --    Amended and Restated Wholesale Power Contract, dated as
                        of August 1, 1996, between Oglethorpe and Altamaha
                        Electric Membership Corporation and all schedules thereto, together with a Schedule identifying 37 other substantially identical Amended and Restated Wholesale
                        Power Contracts, and an additional Amended and Restated
                        Wholesale Power Contract that is not substantially identical.

   10.8.2         --    Amended and Restated Supplemental Agreement, dated as of
                        August 1, 1996, by and between Oglethorpe, Altamaha
                        Electric Membership Corporation and the United States of
                        America, together with a Schedule identifying 38 other substantially identical Amended and Restated
                        Supplemental Agreements.

   10.8.3         --    Supplemental Agreement to the Amended Restated Wholesale
                        Power Contract, dated as of January 1, 1997, by and among Georgia Power Company, Oglethorpe and Altamaha
                        Electric Membership Corporation, together with a
                        Schedule identifying 38 other substantially identical
                        Supplemental Agreements.

   10.8.4         --    Supplemental Agreement to the Amended Restated Wholesale
                        Power Contract, dated as of March 1, 1997, by and between Oglethorpe and Altamaha Electric Membership
                        Corporation, together with a Schedule identifying 36 other substantially identical Supplemental Agreements, and an additional Supplemental Agreement that is not substantially identical.

   10.8.5         --    Supplemental Agreement to the Amended Restated Wholesale
                        Power Contract, dated as of March 1, 1997, by and between Oglethorpe and Coweta-Fayette Electric
                        Membership Corporation, together with a Schedule identifying 1 other substantially identical Supplemental
                        Agreement.

  *10.9           --    Transmission Facilities Operation and Maintenance
                        Contract between Georgia Power Company and Oglethorpe dated as of June 9, 1986. (Filed as Exhibit 10.13 to the Registrant's Form S-1 Registration Statement, File No.
                        33-7591, filed on October 9, 1986.)

  *10.10(a)       --    Joint Committee Agreement among Georgia Power Company,
                        Oglethorpe, Municipal Electric Authority of Georgia and the City of Dalton, Georgia, dated as of August 27, 1976. (Filed as Exhibit 10.14(b) to the Registrant's
                        Form S-1 Registration Statement, File No. 33-7591, filed on October 9, 1986.)

  *10.10(b)       --    First Amendment to Joint Committee Agreement among
                        Georgia Power Company, Oglethorpe, Municipal Electric
                        Authority of Georgia and the City of Dalton, Georgia, dated as of June 19, 1978. (Filed as Exhibit 10.14(a) to the Registrant's Form S-1 Registration Statement, File
                        No. 33-7591, filed on October 9, 1986.)

  *10.11          --    Interconnection Agreement between Oglethorpe and Alabama
                        Electric Cooperative, Inc., dated as of November 12,
                        1990. (Filed as Exhibit 10.16(a) to the Registrant's
                        Form 10-K for the fiscal year ended December 31, 1990, File No. 33-7591.)

  *10.11(a)       --    Amendment No. 1 to Interconnection Agreement between
                        Alabama Electric Cooperative, Inc. and Oglethorpe, dated as of April 22, 1994. (Filed as Exhibit 10.11(a) to the
                        Registrant's Form 10-Q for the quarter ended June 30,
                        1994, File No. 33-7591.)

  *10.11(b)       --    Letter of Commitment (Firm Power Sale) Under Service
                        Schedule J - Negotiated Interchange Service between
                        Alabama Electric Cooperative, Inc. and Oglethorpe, dated
                        March 31, 1994. (Filed as Exhibit 10.11(b) to the
                        Registrant's Form 10-Q for the quarter ended June 30,
                        1994, File No. 33-7591.)

  *10.12          --    Oglethorpe Deferred Compensation Plan for Key Employees,
                        as Amended and Restated January, 1987. (Filed as Exhibit
                        10.19 to the Registrant's Form 10-K for the fiscal year ended December 31, 1986, File No. 33-7591.)

  *10.13.1        --    Assignment of Power System Agreement and Settlement
                        Agreement, dated January 8, 1975, by Georgia Electric
                        Membership Corporation to Oglethorpe. (Filed as Exhibit
                        10.20.1 to the Registrant's Form S-1 Registration
                        Statement, File No. 33-7591, filed on October 9, 1986.)

  *10.13.2        --    Power System Agreement, dated April 24, 1974, by and
                        between Georgia Electric Membership Corporation and
                        Georgia Power Company. (Filed as Exhibit 10.20.2 to the

                        Registrant's Form S-1 Registration Statement, File No. 33-7591, filed on October 9, 1986.)

  *10.13.3        --    Settlement Agreement, dated April 24, 1974, by and
                        between Georgia Power Company, Georgia Municipal
                        Association, Inc., City of Dalton, Georgia Electric
                        Membership Corporation and Crisp County Power
                        Commission. (Filed as Exhibit 10.20.3 to the
                        Registrant's Form S-1 Registration Statement, File No.
                        33-7591, filed on October 9, 1986.)

  *10.14          --    Distribution Facilities Joint Use Agreement between
                        Oglethorpe and Georgia Power Company, dated as of May
                        12, 1986. (Filed as Exhibit 10.21 to the Registrant's
                        Form 10-K for the fiscal year ended December 31, 1986, File No. 33-7591.)

  *10.15.1        --    Long Term Firm Power Purchase Agreement, dated as of
                        July 19, 1989, by and between Oglethorpe and Big Rivers
                        Electric Corporation. (Filed as Exhibit 10.24.1 to the
                        Registrant's Form 10-K for the fiscal year ended
                        December 31, 1989, File No. 33-7591.)

  *10.15.2        --    Coordination Services Agreement, dated as of August 21,
                        1989, by and between Oglethorpe and Georgia Power
                        Company. (Filed as Exhibit 10.24.2 to the Registrant's
                        Form 10-K for the fiscal year ended December 31, 1989, File No. 33-7591.)

  *10.15.3        --    Long Term Firm Power Purchase Agreement between Big
                        Rivers Electric Corporation and Oglethorpe, dated as of December 17, 1990. (Filed as Exhibit 10.24.3 to the
                        Registrant's Form 10-K for the fiscal year ended
                        December 31, 1990, File No. 33-7591.)

  *10.15.4        --    Interchange Agreement between Oglethorpe and Big Rivers
                        Electric Corporation, dated as of November 12, 1990.
                        (Filed as Exhibit 10.24.4 to the Registrant's Form 10-K for the fiscal year ended December 31, 1990, File No.
                        33-7591.)

  *10.16          --    Block Power Sale Agreement between Georgia Power Company
                        and Oglethorpe, dated as of November 12, 1990. (Filed as Exhibit 10.25 to the Registrant's Form 8-K, filed
                        January 4, 1991, File No. 33-7591.)

  *10.17          --    Coordination Services Agreement between Georgia Power
                        Company and Oglethorpe, dated as of November 12, 1990.
                        (Filed as Exhibit 10.26 to the Registrant's Form 8-K, filed January 4, 1991, File No. 33-7591.)

  *10.18          --    Revised and Restated Integrated Transmission System
                        Agreement between Oglethorpe and Georgia Power Company, dated as of November 12, 1990. (Filed as Exhibit 10.27 to the Registrant's Form 8-K, filed January 4, 1991,
                        File No. 33-7591.)

  *10.19          --    ITSA, Power Sale and Coordination Umbrella Agreement
                        between Oglethorpe and Georgia Power Company, dated as of November 12, 1990. (Filed as Exhibit 10.28 to the
                        Registrant's Form 8-K, filed January 4, 1991, File No.
                        33-7591.)

  *10.20          --    Amended and Restated Nuclear Managing Board Agreement
                        among Georgia Power Company, Oglethorpe Power
                        Corporation, Municipal Electric Authority of Georgia and
                        City of Dalton, Georgia dated as of July 1, 1993. (Filed as Exhibit 10.36 to the Registrant's 10-Q for the quarterly period ended September 30, 1993, File No.
                        33-7591.)

  *10.21          --    Supplemental Agreement by and among Oglethorpe,
                        Tri-County Electric Membership Cooperation and Georgia
                        Power Company, dated as of November 12, 1990, together with a Schedule identifying 38 other substantially identical
                        Supplemental Agreements. (Filed as Exhibit 10.30 to the
                        Registrant's Form 8-K, filed January 4, 1991, File No.
                        33-7591.)

  *10.22          --    Unit Capacity and Energy Purchase Agreement between
                        Oglethorpe and Entergy Power Incorporated, dated as of October 11, 1990. (Filed as Exhibit 10.31 to the
                        Registrant's Form 10-K for the fiscal year ended
                        December 31, 1990, File No. 33-7591.)

  *10.23          --    Interchange Agreement between Oglethorpe and Arkansas
                        Power & Light Company, Louisiana Power & Light Company,
                        Mississippi Power & Light Company, New Orleans Public
                        Service, Inc., Energy Services, Inc., dated as of
                        November 12, 1990. (Filed as Exhibit 10.32 to the
                        Registrant's Form 10-K for the fiscal year ended
                        December 31, 1990, File No. 33-7591.)

  *10.24          --    Interchange Agreement between Oglethorpe and Seminole
                        Electric Cooperative, Inc., dated as of November 12,
                        1990. (Filed as Exhibit 10.33 to the Registrant's Form
                        10-K for the fiscal year ended December 31, 1990, File
                        No. 33-7591.)

  *10.25.1        --    Excess Energy and Short-term Power Agreement between
                        Oglethorpe and Tennessee Valley Authority, effective as of January 23, 1991. (Filed as Exhibit 10.34.1 to the
                        Registrant's Form 10-K for the fiscal year ended
                        December 31, 1990, File No. 33-7591.)

  *10.25.2        --    Transmission Service Agreement between Oglethorpe and
                        Tennessee Valley Authority, effective as of January 23,
                        1991. (Filed as Exhibit 10.34.2 to the Registrant's Form
                        10-K for the fiscal year ended December 31, 1990, File
                        No. 33-7591.)

  *10.26          --    Power Purchase Agreement between Oglethorpe and Hartwell
                        Energy Limited Partnership, dated as of June 12, 1992.
                        (Filed as Exhibit 10.35 to the Registrant's Form 10-K for the fiscal year ended December 31, 1992, File No.
                        33-7591).

  *10.27(5)       --    Master Power Purchase and Sale Agreement between Enron
                        Power Marketing, Inc. and Oglethorpe, dated as of January 3, 1996. (Filed as Exhibit 10.27 to the
                        Registrant's Form 10-K for the fiscal year ended
                        December 31, 1995, File No. 33-7591.)

  *10.27(a) (5)   --    Extension and Modification Agreement between Enron Power
                        Marketing, Inc. and Oglethorpe, dated as of April 30,
                        1996. (Filed as Exhibit 10.27(a) to the Registrant's
                        Form 10-Q for the quarterly period ended March 31, 1996, File No. 33-7591.)

  *10.28(6)       --    Employment Agreement between Oglethorpe and T. D.
                        Kilgore, dated as of December 20, 1995. (Filed as
                        Exhibit 10.28 to the Registrant's Form 10-K for the fiscal year ended December 31, 1995, File No. 33-7591.)

  *10.29(5)       --    Master Power Purchase and Sale Agreement between
                        Duke/Louis Dreyfus L.L.C. and Oglethorpe, dated as of August 31, 1996. (Filed as Exhibit 10.29 to the
                        Registrant's Form 10-Q for the quarterly period ended
                        September 30, 1996, File No. 33-7591.)

10.30(5)          --    Power Purchase and Sale Agreement among LG&E Power
                        Marketing Inc., LG&E Energy Corp. and Oglethorpe, dated as of November 19, 1996.

10.31(5)          --    Power Purchase and Sale Agreement among LG&E Power
                        Marketing Inc., LG&E Power Inc. and Oglethorpe, dated as of January 1, 1997.

10.32.1           --    Participation Agreement (P1), dated as of December 30,
                        1996, among Oglethorpe, Rocky Mountain Leasing
                        Corporation, Fleet National Bank, as Owner Trustee,
                        SunTrust Bank, Atlanta, as Co-Trustee, the Owner
                        Participant named therein and Utrecht-America Finance
                        Co., as Lender, together with a Schedule identifying five other substantially identical Participation
                        Agreements.

10.32.2           --    Rocky Mountain Head Lease Agreement (P1), dated as of
                        December 30, 1996, between Oglethorpe and SunTrust Bank,
                        Atlanta, as Co-Trustee, together with a Schedule identifying five other substantially identical Rocky
                        Mountain Head Lease Agreements.

10.32.3           --    Ground Lease Agreement (P1), dated as of December 30,
                        1996, between Oglethorpe and SunTrust Bank, Atlanta, as
                        Co-Trustee, together with a Schedule identifying five other substantially identical Ground Lease Agreements.

10.32.4           --    Rocky Mountain Agreements Assignment and Assumption
                        Agreement (P1), dated as of December 30, 1996, between
                        Oglethorpe and SunTrust Bank, Atlanta, as Co-Trustee, together with a Schedule identifying five other substantially identical Rocky Mountain Agreements
                        Assignment and Assumption Agreements.

10.32.5           --    Facility Lease Agreement (P1), dated as of December 30,
                        1996, between SunTrust Bank, Atlanta, as Co-Trustee and
                        Rocky Mountain Leasing Corporation, together with a
                        Schedule identifying five other substantially identical
                        Facility Lease Agreements.

10.32.6           --    Ground Sublease Agreement (P1), dated as of December 30,
                        1996, between SunTrust Bank, Atlanta, as Co-Trustee and
                        Rocky Mountain Leasing Corporation, together with a
                        Schedule identifying five other substantially identical
                        Ground Sublease Agreements.

10.32.7           --    Rocky Mountain Agreements Re-assignment and Assumption
                        Agreement (P1), dated as of December 30, 1996, between
                        SunTrust and Rocky Mountain Leasing Corporation, together with a Schedule identifying five other substantially identical Rocky Mountain Agreements
                        Re-assignment and Assumption Agreements.

10.32.8           --    Facility Sublease Agreement (P1), dated as of December
                        30, 1996, between Oglethorpe and Rocky Mountain Leasing
                        Corporation, together with a Schedule identifying five other substantially identical Facility Sublease
                        Agreements.

10.32.9           --    Ground Sub-sublease Agreement (P1), dated as of December
                        30, 1996, between Rocky Mountain Leasing Corporation and
                        Oglethorpe, together with a Schedule identifying five other substantially identical Ground Sub-sublease
                        Agreements.

10.32.10          --    Rocky Mountain Agreements Second Re-assignment and
                        Assumption Agreement (P1), dated as of December 30,
                        1996, between Rocky Mountain Leasing Corporation and
                        Oglethorpe, together with a Schedule identifying five other substantially identical Rocky Mountain Agreements
                        Second Re-assignment and Assumption Agreements.

10.32.11          --    Payment Undertaking Agreement (P1), dated as of December
                        30, 1996, between Rocky Mountain Leasing Corporation and
                        Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A.,
                        New York Branch, as the Bank, together with a Schedule identifying five other substantially identical Payment
                        Undertaking Agreements.

10.32.12          --    Payment Undertaking Pledge Agreement (P1), dated as of
                        December 30, 1996, between Rocky Mountain Leasing
                        Corporation, Fleet National Bank, as Owner Trustee, and

                        SunTrust Bank, Atlanta, as Co-Trustee, together with a
                        Schedule identifying five other substantially identical Payment Undertaking Pledge Agreements.

10.32.13          --    Equity Funding Agreement (P1), dated as of December 30,
                        1996, between Rocky Mountain Leasing Corporation, AIG
                        Match Funding Corp., the Owner Participant named therein, Fleet National Bank, as Owner Trustee, and
                        SunTrust Bank, Atlanta, as Co-Trustee, together with a
                        Schedule identifying five other substantially identical
                        Equity Funding Agreements.

10.32.14          --    Equity Funding Pledge Agreement (P1), dated as of
                        December 30, 1996, between Rocky Mountain Leasing
                        Corporation and SunTrust Bank, Atlanta, as Co-Trustee, together with a Schedule identifying five other substantially identical Equity Funding Pledge
                        Agreements.

10.32.15          --    Deed to Secure Debt, Assignment of Surety Bond and
                        Security Agreement (P1), dated as of December 30, 1996, between Rocky Mountain Leasing Corporation, SunTrust
                        Bank, Atlanta, as Co-Trustee, together with a Schedule identifying five other substantially identical
                        Collateral Assignment, Assignment of Surety Bond and
                        Security Agreements.

10.32.16          --    Subordinated Deed to Secure Debt and Security Agreement
                        (P1), dated as of December 30, 1996, among Oglethorpe,
                        AMBAC Indemnity Corporation and SunTrust Bank, Atlanta, as Co-Trustee, together with a Schedule identifying five other substantially identical Subordinated Deed to Secure Debt and Security Agreements.

10.32.17          --    Tax Indemnification Agreement (P1), dated as of December
                        30, 1996, between Oglethorpe and the Owner Participant named therein, together with a Schedule identifying five other substantially identical Tax Indemnification
                        Agreements.

10.32.18          --    Consent No. 1, dated as of December 30, 1996, among
                        Georgia Power Company, Oglethorpe, SunTrust Bank,
                        Atlanta, as Co-Trustee, and Fleet National Bank, as
                        Owner Trustee, together with a Schedule identifying five other substantially identical Consents.

10.32.19          --    OPC Intercreditor and Security Agreement No. 1, dated as
                        of December 30, 1996, among the United States of
                        America, acting through the Administrator of the Rural
                        Utilities Service, SunTrust Bank, Atlanta, Oglethorpe,
                        Rocky Mountain Leasing Corporation, SunTrust Bank,
                        Atlanta, as Co-Trustee, Fleet National Bank, as Owner
                        Trustee, Utrecht-America Finance Co., as Lender and
                        AMBAC Indemnity Corporation, together with a Schedule identifying five other substantially identical
                        Intercreditor and Security Agreements.

10.33.1           --    Member Transmission Service Agreement, dated as of March
                        1, 1997, by and between Oglethorpe and Georgia
                        Transmission Corporation (An Electric Membership
                        Corporation).

10.33.2           --    Generation Services Agreement, dated as of March 1,
                        1997, by and between Oglethorpe and Georgia System
                        Operations Corporation.

10.33.3           --    Operation Services Agreement, dated as of March 1, 1997,
                        by and between Oglethorpe and Georgia System Operations
                        Corporation.

   21.1           --    Rocky Mountain Leasing Corporation, a Delaware
                        corporation.

   27.1           --    Financial Data Schedule (for SEC use only)

----------

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

(3) For the reason stated in footnote (2), this document and five other substantially identical documents are not filed as exhibits to this Registration Statement.

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

(b)   Reports on Form 8-K.

      No reports on Form 8-K were filed by Oglethorpe for the quarter ended December 31, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March 1997.

                             OGLETHORPE POWER CORPORATION
                              (AN ELECTRIC MEMBERSHIP CORPORATION)

                             By:  /s/ J. CALVIN EARWOOD
                                ----------------------------------------------
                                      J. Calvin EARWOOD, CHAIRMAN OF THE BOARD

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

             Signature                               Title                                   Date
             ---------                               -----                                   ----
/s/          J. CALVIN EARWOOD                  Chairman of the Board,                      March 26, 1997
-------------------------------------           Director (Principal Executive
             J. CALVIN EARWOOD                  Officer)


/s/          T. D. KILGORE                      President and Chief Executive               March 26, 1997
-------------------------------------           Officer (Principal Executive
             T. D. KILGORE                      Officer)


/s/          VACANT                             (Principal Financial Officer)               March 26, 1997
-------------------------------------
             VACANT

/s/          ROBERT D. STEELE                   Controller                                  March 26, 1997
-------------------------------------           (Principal Accounting Officer)
             ROBERT D. STEELE


/s/          ASHLEY C. BROWN                    Director                                    March 26, 1997
-------------------------------------
             ASHLEY C. BROWN

/s/          NEWTON A. CAMPBELL                 Director                                    March 26, 1997
-------------------------------------
             NEWTON A. CAMPBELL

/s/          LARRY N. CHADWICK                  Director                                    March 26, 1997
-------------------------------------
             LARRY N. CHADWICK

/s/          BENNY W. DENHAM                    Director                                    March 26, 1997
-------------------------------------
             BENNY W. DENHAM

/s/          SAMMY M. JENKINS                   Director                                    March 26, 1997
-------------------------------------
             SAMMY M. JENKINS

/s/          MAC F. OGLESBY                     Director                                    March 26, 1997
-------------------------------------
             MAC F. OGLESBY

/s/          J. SAM L. RABUN                    Director                                    March 26, 1997
-------------------------------------
             J. SAM L. RABUN

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