Form 10-Q
period 1997-03-31
OGLETHORPE POWER CORP
filed 1997-05-14
CIK 788816

===============================================================================

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                    ---------------

                                      FORM 10-Q

(Mark One)
[x]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                          THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                        OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

                           Commission File No. 33-7591

                                  ----------------

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

                             OGLETHORPE POWER CORPORATION

                        INDEX TO QUARTERLY REPORT ON FORM 10-Q
                         FOR THE QUARTER ENDED MARCH 31, 1997


                                                                     Page No.

PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements

         Condensed Balance Sheets as of March 31, 1997 (Unaudited)
         and December 31, 1996                                            3

         Condensed Statements of Revenues and Expenses (Unaudited)
         for the Three Months Ended March 31, 1997 and 1996               5

         Condensed Statements of Cash Flows (Unaudited)
         for the Three Months Ended March 31, 1997 and 1996               6

         Notes to the Condensed Financial Statements                      7

 Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    8


PART II - OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K                               14

SIGNATURES                                                              15

PART I--FINANCIAL INFORMATION
Item 1. Financial Statements



Oglethorpe Power Corporation
Condensed Balance Sheets
March 31, 1997 and December 31, 1996

                                                                                               (dollars in thousands)

                                                                                         1997                          1996
                  ASSETS                                                              (Unaudited)
                                                                                     ------------------------------------------

Electric plant, at original cost:
  In service                                                                            $4,921,498                   $5,742,597
  Less: Accumulated provision for depreciation                                          (1,333,820)                  (1,488,272)
                                                                                       -------------                --------------
                                                                                         3,587,678                    4,254,325

Nuclear fuel, at amortized cost                                                             81,883                       86,722
Plant acquisition adjustments, at amortized cost                                               --                         4,153
Construction work in progress                                                                9,494                       31,181
                                                                                       -------------                --------------
                                                                                         3,679,055                    4,376,381
                                                                                       -------------                --------------

Investments and funds:
  Bond, reserve and construction funds, at market                                          31,663                        53,955
  Decommissioning fund, at market                                                          86,654                        86,269
  Investment in associated organizations, at cost                                          15,430                        15,379
  Deposit on Rocky Mountain transactions, at cost                                          58,466                        41,685
  Other                                                                                     4,168                          --
                                                                                       -------------                --------------
                                                                                          196,381                       197,288
                                                                                       -------------                --------------


Current assets:
  Cash and temporary cash investments, at cost                                             52,401                       132,783
  Other short-term investments, at market                                                  92,816                        91,499
  Receivables                                                                              99,198                       113,289
  Inventories, at average cost                                                             85,547                        89,825
  Prepayments and other current assets                                                     16,676                        14,625
                                                                                       -------------                --------------
                                                                                          346,638                       442,021
                                                                                       -------------                --------------


Deferred charges:
  Premium and loss on reacquired debt, being amortized                                    193,700                       201,007
  Deferred amortization of Scherer leasehold                                               92,089                        90,717
  Deferred debt expense, being amortized                                                    9,511                        21,703
  Other                                                                                    33,142                        33,058
                                                                                       -------------                --------------
                                                                                          328,442                       346,485
                                                                                       -------------                --------------
                                                                                       $4,550,516                  $  5,362,175
                                                                                       -------------                --------------


The accompanying notes are an integral part of these condensed statements.

Oglethorpe Power Corporation
Condensed Balance Sheets
March 31, 1997 and December 31, 1996

                                                                             (dollars in thousands)

                                                                                1997         1996
                 EQUITIES AND LIABILITIES                                    (Unaudited)
                                                                           ---------------------------


Capitalization:

  Patronage capital and membership fees (including unrealized loss of
    ($1,791) at March 31, 1997 and $(844) at December 31, 1996 on
    available-for-sale securities)                                              $315,855      $356,229
  Long-term debt                                                               3,314,890     4,052,470
  Obligations under capital leases                                               292,397       293,682
  Obligation under Rocky Mountain transactions                                    58,466        41,685
                                                                             ------------  -------------
                                                                               3,981,608     4,744,066
                                                                             ------------  -------------
Current liabilities:
  Long-term debt and capital leases due within one year                           88,875       159,622
  Accounts payable                                                                40,308        42,891
  Accrued interest                                                                14,243        15,931
  Accrued and withheld taxes                                                       8,982         4,940
  Other current liabilities                                                        9,442        14,022
                                                                             ------------  -------------
                                                                                 161,850       237,406
                                                                             ------------  -------------



Deferred credits and other liabilities:
  Gain on sale of plant, being amortized                                         62,699         58,527
  Net benefit of sale of income tax benefits, being amortized                    40,046         42,049
  Net benefit of Rocky Mountain transactions, being amortized                    94,764         70,701
  Accumulated deferred income taxes                                              60,623         61,985
  Decommissioning reserve                                                       125,298        124,468
  Other                                                                          23,628         22,973
                                                                             ------------  -------------
                                                                                 407,058       380,703
                                                                             ------------  -------------
                                                                            $  4,550,516  $  5,362,175
                                                                             ------------  -------------
                                                                             ------------  -------------


The accompanying notes are an integral part of these condensed statements.

Oglethorpe Power Corporation
Condensed Statements of Revenues and Expenses (Unaudited)
For the Three Month ended March 31, 1997 and 1996

                                                                        (dollars in thousands)

                                                                           1997        1996
                                                                        ------------------------------

Operating revenues:
  Sales to Members                                                      $  257,031   $  243,952
  Sales to non-Members                                                      14,454       24,231
                                                                       -----------  -------------
Total operating revenues                                                   271,485      268,183
                                                                       -----------  -------------

Operating expenses:
  Fuel                                                                     44,889        48,240
  Production                                                               35,595        30,369
  Purchased power                                                          57,991        64,064
  Power delivery                                                            3,878         3,658
  Depreciation and amortization                                            36,239        36,526
  Taxes other than income taxes                                             7,620         7,384
  Other operating expenses                                                  7,455         4,374
                                                                       -----------  -------------
Total operating expenses                                                  193,667     194,615
                                                                       -----------  -------------
Operating margin                                                           77,818      73,568
                                                                       -----------  -------------



Other income (expense):
  Interest income                                                           7,434       4,060
  Amortization of net benefit of sale of income tax benefits                2,798       2,008
  Amortization of deferred margins                                          --         10,188
  Allowance for equity funds used during construction                          84          47
  Other                                                                     1,507         634
                                                                       -----------  -------------
Total other income                                                         11,823      16,937
                                                                       -----------  -------------



Interest charges:
  Interest on long-term debt and other obligations                         80,557      82,031
  Allowance for debt funds used during construction                          (352)       (514)
                                                                       -----------  -------------
Net interest charges                                                       80,205      81,517
                                                                       -----------  -------------
Net margin                                                             $    9,436   $   8,988
                                                                       -----------  -------------
                                                                       -----------  -------------

   The accompanying notes are an integral part of these condensed statements.

Oglethorpe Power Corporation
Condensed Statements of Cash Flows (Unaudited)
For the Three Months ended March 31, 1997 and 1996


                                                                       (dollars in thousands)

                                                                           1997        1996
                                                                     ------------------------
Cash flows from operating activities:
  Net margin                                                           $    9,436  $    8,988
                                                                       -----------  -----------
  Adjustments to reconcile net margin to net cash provided
    by operating  activities:
      Depreciation and amortization                                        56,911      39,425
      Net benefit of Rocky Mountain transactions                           24,859        --
      Deferred gain from Corporate Restructuring                            4,757        --
      Allowance for equity funds used during construction                     (84)        (47)
      Amortization of deferred margins                                         --     (10,188)
      Amortization of net benefit of sale of income tax benefits           (2,798)     (2,008)
      Other                                                                   280       1,149


  Change in net current assets, excluding
    long-term debt due within one year and
    deferred margins to be refunded within one year:
      Receivables                                                          14,092      (1,368)
      Inventories                                                          (1,530)     (3,137)
      Prepayments and other current assets                                 (2,413)     (3,000)
      Accounts payable                                                     (1,930)     (9,096)
      Accrued interest                                                     (1,568)      6,380
      Accrued and withheld taxes                                            4,042     (18,663)
      Other current liabilities                                            (3,356)     (5,232)
                                                                       -----------  -----------
        Total adjustments                                                  91,262      (5,785)
                                                                       -----------  -----------
      Net cash provided by operating activities                           100,698       3,203
                                                                       -----------  -----------
Cash flows from investing activities:
  Property additions                                                      (24,962)    (24,824)
  Net proceeds from bond, reserve and construction funds                   21,793       2,397
  Decrease (increase) in investment in associated organizations               (51)         351
  Increase in other short-term investments                                 (1,766)    (10,000)
  Decrease (increase) in decommissioning fund                              (2,423)        729
  Net assets sold in Corporate Restructuring                              716,365      --
  Net liabilities extinguished in Corporate Restructuring                (696,190)     --
  Other                                                                    (4,168)     --
                                                                       -----------  -----------
    Net cash provided by (used in) investing activities                     8,598     (31,347)
                                                                       -----------  -----------
Cash flows from financing activities:
  Debt proceeds, net                                                      101,149      --
  Debt payments, net                                                     (239,805)    (25,366)
  Retirement of patronage capital                                         (48,863)     --
  Other                                                                    (2,159)        505
                                                                       -----------  -----------
    Net cash used in financing activities                                (189,678)    (24,861)
                                                                       -----------  -----------
Net decrease in cash and temporary cash investments                       (80,382)    (53,005)
Cash and temporary cash investments at beginning of period                132,783     201,151
                                                                       -----------  -----------
Cash and temporary cash investments at end of period                   $   52,401   $ 148,146
                                                                       -----------  -----------
                                                                       -----------  -----------
Cash paid for:
  Interest (net of amounts capitalized)                                $   76,871   $  96,769
  Income taxes                                                              3,525          --

The accompanying notes are an integral part of these condensed statements.

                       Oglethorpe Power Corporation
                Notes to Condensed Financial Statements
                        March 31, 1997 and 1996

(A) The condensed financial statements included herein have been prepared by Oglethorpe Power Corporation (Oglethorpe), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the information furnished herein reflects all adjustments (which included only normal recurring adjustments) necessary to present fairly, in all material respects, the results for the periods ended March 31, 1997 and 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations, although Oglethorpe believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in Oglethorpe's latest Annual Report on Form 10-K, as filed with the SEC. Certain amounts for 1996 have been reclassified to conform with the current period presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

CORPORATE RESTRUCTURING

As reported in its Annual Report on Form 10-K for the fiscal year ended December 31, 1996, Oglethorpe and the Members completed a corporate restructuring (the Corporate Restructuring) on March 11, 1997. Pursuant to the Corporate Restructuring, Oglethorpe divided itself into three specialized operating companies to respond to increasing competition and regulatory changes in the electric industry. As part of the Corporate Restructuring, the transmission business is now owned and operated by a newly formed Georgia electric membership corporation, Georgia Transmission Corporation (An Electric Membership Corporation) (GTC), and the system operations business is now owned and operated by a newly formed Georgia nonprofit corporation, Georgia System Operations Corporation (GSOC). Oglethorpe continues to operate the power supply business. Oglethorpe retained all of its owned and leased generation assets. Oglethorpe also continues to administer its power purchase contracts and provide marketing support functions to the Members.

POWER SUPPLY SWAP ARRANGEMENTS

Oglethorpe has entered into a power marketer agreement with Morgan Stanley Capital Group Inc. (Morgan Stanley) to cover 50% of the Members' load requirements. The agreement was effective May 1, 1997. The agreement obligates Oglethorpe to purchase fixed quantities of energy at fixed prices, initially averaging 50% of the Members' forecasted requirements. Each Member selected a term for its obligation, as well as the portion of its forecasted requirements to be purchased as a fixed quantity. Oglethorpe is obligated to sell and Morgan Stanley is obligated to buy 50% of the output of each Member's percentage capacity responsibility (PCR) share (for the term and portion selected) of the "must run" units (primarily nuclear units). Oglethorpe is also obligated to make available the same share of all other resources, which Morgan Stanley may schedule for each 24-hour day. This schedule is set the day prior based on availability limitations in the contract. After the schedule is set, Oglethorpe must make available the scheduled energy without regard to the actual availability of the units. Morgan Stanley does not have the right to the output of upgrades to these resources. Morgan Stanley must pay a contractually fixed amount each month and an amount for the scheduled energy based on contractually fixed prices. The agreement has an initial term extending to March 31, 2000. Upon the approval of the Rural Utilities Service (RUS), which is pending, the agreement will be extended to March 31, 2005, with the purchase for certain Members declining to zero prior to that date. Initially, Oglethorpe will manage the system through purchases and/or sales to balance the fixed purchase obligation against the actual requirements.

SEPARATE DISPATCH OF PLANT WANSLEY

As discussed in its Annual Report on Form 10-K for the fiscal year ended December 31, 1996, the Plant Wansley ownership and operating agreements were amended in 1996 to allow each co-owner to dispatch separately its respective ownership interest. Pursuant to the amendments, Oglethorpe began separately dispatching Wansley Units No. 1 and No. 2 on May 1, 1997. Oglethorpe continues to use Georgia Power Company (GPC) as its agent for fuel procurement.

RESULTS OF OPERATIONS

CORPORATE RESTRUCTURING

Oglethorpe and the Members completed the Corporate Restructuring on March 11, 1997. As of that date, Oglethorpe transferred its transmission business and assets to a separate entity, GTC, and reflected the transfer of its system operations assets to a separate entity, GSOC. However, the Boards of Directors of Oglethorpe, GTC and GSOC determined that for ratemaking purposes all revenues and expenses related to operations of GTC and GSOC would remain with Oglethorpe until April 1, 1997. Pursuant to this approach, all transmission-related and systems operations-related revenues were assigned to Oglethorpe, and all transmission-related and systems operations-related costs were paid or reimbursed by Oglethorpe during the period March 11, 1997 through March 31, 1997. As a result, the Condensed Statements of Revenues and Expenses for the three months ended March 31, 1997 includes fully the revenues and expenses of the undivided, pre-restructuring Oglethorpe. See Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 for a pro-forma presentation of the Statement of Revenues and Expenses of the post-restructuring Oglethorpe for the year ended December 31, 1996 (Note 11 of Notes to Financial Statements).

For the Three Months Ended March 31, 1997 and 1996

Oglethorpe's net margin for the three months ended March 31, 1997 was $9.4 million compared to $9.0 million for the same period of 1996.

OPERATING REVENUES

Member revenues for the three months ended March 31, 1997 were 5.4% higher compared to the same period of 1996. While capacity revenues were slightly lower in the three months ended March 31, 1997 compared to 1996, energy revenues from sales to Members for the three months of 1997 were 20.0% higher than same period of the prior year. Megawatt-hour (MWh) sales to the Members were virtually unchanged for the current quarter versus the same period of 1996. However, Oglethorpe's average energy revenue per MWh from sales to Members was 20.8% higher in 1997 compared to 1996 primarily due to the passthrough of significant savings derived from the transaction with Enron Power Marketing Inc. (EPMI) in the first quarter of 1996. During the first eight months of 1996, Oglethorpe had a power supply arrangement with EPMI to supply 100% of the load requirements of the Members. As reported in its Annual Report on Form 10-K for the fiscal year ended December 31, 1996, effective January 1, 1997, Oglethorpe entered into a power supply arrangement with LG&E Power Marketing Inc. (LPM) for 50% of the load requirements of the Members.

Sales to non-Members were primarily made pursuant to two different types of contractual arrangements with GPC and from energy sales to other non-Member utilities. The following table summarizes the amounts of non-Member revenues from these sources for the three months ended March 31, 1997 and 1996:

                                                             THREE MONTHS
                                                            ENDED MARCH 31,
                                                          -------------------
                                                            1997       1996
                                                          ---------  ---------

                                                          (DOLLARS IN THOUSANDS)

GPC- Power supply arrangements......................      $ 7,802     $ 4,717
Sales to other utilities............................        4,040      12,282
ITS transmission agreements.........................        2,180       3,372
Sales to power marketers............................          432       3,860
                                                          -------     -------
Total...............................................      $14,454     $24,231
                                                          -------     -------
                                                          -------     -------

For the three months ended March 31, 1997, the largest source of non-Member revenues was derived pursuant to power supply arrangements with GPC. These revenues are derived from energy sales arising from dispatch situations whereby GPC causes Plant Wansley to be operated when Oglethorpe's system does not require all of its contractual entitlement to the generation. These revenues compensate Oglethorpe for its costs since, under the operating agreements, Oglethorpe is responsible for its share of fuel costs any time a unit operates. Such sales to GPC were higher in 1997 compared to the same period of 1996. As noted above under "General", with the commencement of the separate dispatch of Plant Wansley as of May 1, 1997, this type of sales to GPC will cease.

Another source of non-Member revenues was payments received from GPC for use of the Integrated Transmission System (ITS) and related transmission interfaces. GPC compensates Oglethorpe to the extent that Oglethorpe's percentage of investment in the ITS exceeds its percentage use of the system. In such case, Oglethorpe is entitled to income as compensation for the use of its investment by the other ITS participants. The decline in these revenues for the three month period of 1997 compared to 1996 was the result of relatively greater usage by Oglethorpe compared to its relative investment. As a result of the Corporate Restructuring, all of the revenues in this category will accrue to GTC effective April 1, 1997.

Under the current LPM power supply arrangement, and previously, under the EPMI power supply arrangement, sales to the power marketers represented the net energy transmitted on behalf of LPM and EPMI off-system on a daily basis from Oglethorpe's total resources. Such energy was sold to LPM and EPMI at Oglethorpe's cost, subject to certain limitations. The volume of sales to power marketers depends primarily on the power marketers' decisions for servicing their load requirements.

Sales to other non-Member utilities in 1997 represent sales made directly by Oglethorpe only from the 50% of the power supply resources not sold to LPM. LPM now administers all third-party transactions directly with such parties for its 50% portion of the resources. Such sales in the first three months of 1996 were initiated by EPMI while Oglethorpe maintained the contractual relationship with these other utilities and reflected the sales transactions in its revenues.

OPERATING EXPENSES

Operating expenses decreased slightly for the three months ended March 31, 1997 compared to the same period of 1996. The decrease was attributable to decreases in fuel and purchased power costs, offset by higher production operations and maintenance (O&M) costs. Fuel costs decreased 6.9% in 1997 compared to 1996 even though total generation decreased only 2.1%. Such savings resulted from the difference in the mix of generation, with more nuclear and less fossil generation. The decrease in fossil generation resulted primarily from a maintenance outage during February and March 1997 at Plant Scherer Unit No. 1. The higher nuclear generation during the first quarter of 1997 compared to 1996 was achieved as a result of having two refueling outages in the first quarter 1996 compared to none in 1997. Conversely, the increase in production O&M costs was primarily attributable to the maintenance outage at Plant Scherer Unit No. 1. Effective January 1, 1996, the costs of nuclear refueling outages are deferred and amortized over the 18-month period following the outage.

The 9.5% decrease in purchased power costs in the first three months of 1997 compared to the same period of 1996 resulted from the savings in capacity costs under the Block Power Sale Agreement (BPSA) with GPC. Effective September 1, 1996, Oglethorpe reduced its purchase commitment by a 250 MW Component Block. Purchased power energy costs were virtually unchanged. A total of 22.2% fewer MWhs were purchased power in the first three months of 1997 compared to the same period of 1996; however, the average purchased power cost per MWh was significantly higher. As discussed under "Operating Revenues" above, significant energy cost savings were realized in the first three months of 1996 from the EPMI power supply arrangement; such average purchased power cost per MWh was 16.4% higher in the first three months of 1997 compared to the same period of 1996.

The increase in other operating expenses for the three months ended March 31, 1997 was due to costs of the Corporate Restructuring.

OTHER INCOME

Other income for the three months ended March 31, 1997 decreased compared to the same period of 1996 primarily as a result of Oglethorpe utilizing, as planned, all remaining amounts available under its deferred margin rate mechanism during 1996. (For a discussion of deferred margins, see Note 1 of Notes to Financial Statements in Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.) Interest income was higher in the first three months of 1997 compared to the same period of 1996 partly due to higher average investment balances and partly due to higher interest rates.

FINANCIAL CONDITION

CORPORATE RESTRUCTURING

As of March 11, 1997, Oglethorpe transferred its transmission business and assets to GTC. Thereafter, the assets, liabilities and equity of GTC are no longer a part of Oglethorpe. The purchase price for the transmission business was based on an appraisal of the fair market value of such business, as determined by an independent appraiser, and was approximately $708 million.

The purchase price was paid primarily by GTC's assumption of a portion (approximately 16.86%) of Oglethorpe's long-term secured debt in an amount equal to approximately $686 million. Approximately $541 million of this debt (payable to RUS, Federal Financing Bank (FFB) and CoBank, ABC (CoBank)) became the sole obligation of GTC, and Oglethorpe was released from all liability with regard to this indebtedness. The remaining debt assumed by GTC in connection with the Corporate Restructuring, approximately $145 million, relates to Oglethorpe's pollution control revenue bonds (PCBs). While GTC assumed and agreed to pay this $145 million of debt, Oglethorpe is not legally released from its liability for this debt. The remainder of the purchase price was paid by GTC from cash obtained through a borrowing from National Rural Utilities Cooperative Finance Corporation (CFC) and the assumption of approximately $1 million of other Oglethorpe liabilities. Oglethorpe also made a special patronage capital distribution of approximately $49 million to the Members which was used by the Members to establish equity in and to provide initial working capital to GTC.

On October 1, 1996, Oglethorpe transferred to GSOC its system operations assets, consisting of its system control center and related energy control and revenue metering systems equipment. The purchase price of these assets totaled approximately $9.4 million and was funded by GSOC's assumption of Oglethorpe's obligations under an existing note held by the Rural Utilities Service (RUS), by delivery of a purchase money note payable to Oglethorpe and by the assumption of certain other liabilities of Oglethorpe. From October 1, 1996 to March 11, 1997, Oglethorpe was the sole member of GSOC; therefore, the assets transferred to GSOC remained in the consolidated balance sheet of Oglethorpe. The Members and GTC became members of GSOC on March 11, 1997; and thereafter the assets, liabilities and equity of GSOC are no longer a part of Oglethorpe.

Most of the remaining comparisons of the balance sheets as of March 31, 1997 and December 31, 1996 exclude the effects of the Corporate Restructuring described above. See Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 for a pro-forma presentation of the Balance Sheet of the post-restructuring Oglethorpe as of December 31, 1996 (Note 11 of Notes to Financial Statements).

Total assets and total equity plus liabilities as of March 31, 1997 were $4.6 billion which was $127 million less than the comparable total at December 31, 1996 due to depreciation of plant and due to the decrease in cash and temporary cash investments.

ASSETS

Property additions for the three months ended March 31, 1997 totaled $25.0 million and included additions, replacements and improvements to transmission and distribution facilities (subsequently sold to GTC) and existing generation facilities.

All plant acquisition adjustments were related to transmission plant. As a result of the Corporate Restructuring discussed above, Oglethorpe no longer has any plant acquisition adjustments.

The decrease in construction work in progress resulted from the projects sold to GTC and GSOC in the Corporate Restructuring.

The increase in the deposit on, the obligation under and net benefit of Rocky Mountain transactions resulted from the completion of the lease transactions for the remainder of Oglethorpe's interest in Rocky Mountain in January 1997. For a discussion of the Rocky Mountain transactions, see Notes 1 and 2 of Notes to Financial Statements in Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

The decrease in the bond, reserve and construction funds was attributable to the utilization of a portion of the debt service reserve funds for debt service payments. The available funds resulted from Pollution Control Revenue Bond (PCB) refinancing projects in March 1997 for which the refunded PCBs did not require debt service reserve funds.

The decrease in cash and temporary cash investments was partly due to the payment of the $48.9 million special patronage capital distribution made in connection with the Corporate Restructuring discussed above and partly due to a prepayment of Federal Financing Bank (FFB) debt made from the proceeds of the Rocky Mountain transactions.

The change in premium and loss on reacquired debt resulted partly from premiums paid in connection with FFB debt prepayment and the PCB refunding, excluding the effect of the portion of these costs assumed by GTC in the Corporate Restructuring.

The decrease in deferred debt expense resulted partly from unamortized issuance cost related to the PCB refunding being converted to premium and loss on reacquired debt and partly from the portion of these costs assumed by GTC in the Corporate Restructuring transaction.

EQUITY AND LIABILITIES

The decrease in patronage capital and membership fees is the result of the $48.9 million special patronage capital distribution made in connection with the Corporate Restructuring, discussed above.

The decrease in long-term debt due within one year resulted primarily from the prepayment of FFB debt, discussed above. In addition, the balance reflects the impact of the Corporate Restructuring transaction.

Accrued and withheld taxes increased as a result of the normal monthly accruals of property taxes, which are generally paid in the fourth quarter of the year.

Other current liabilities decreased partly due to the year-end accrual for employee incentive pay (subsequently paid in March 1997) and partly due to the Corporate Restructuring transaction.

                           PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    NUMBER                DESCRIPTION
--------------            -----------
    *10.34                Power Purchase and Sale Agreement between
                          Morgan Stanley Capital Group Inc. and Oglethorpe, dated as of April 7, 1997.

      27.1                Financial Data Schedule (for SEC use only).

 ------------------------

* Certain portions of this document have been omitted as confidential and filed separately with the Commission.

    (b) Reports on Form 8-K

No reports on Form 8-K were filed by Oglethorpe for the quarter ended March 31, 1997.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                Oglethorpe Power Corporation
                                (An Electric Membership Corporation)


Date: May 14, 1997        By:   /s/ T. D. Kilgore
                                --------------------------------------------
                                    T. D. Kilgore
                                President and Chief Executive Officer
                                (Principal Executive Officer)


Date: May 14, 1997              /s/ Mac F. Oglesby
                                ---------------------------------------------
                                    Mac F. Oglesby
                                Treasurer and Director
                                (Principal Financial Officer)


Date: May 14, 1997              /s/ Robert D. Steele
                                ---------------------------------------------
                                    Robert D. Steele
                               Controller
                               (Principal Accounting Officer)