Form 10-Q
period 1997-06-30
OGLETHORPE POWER CORP
filed 1997-08-13
CIK 788816

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549
                                     ------------
                                      FORM 10-Q

(Mark One)

[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

                             Commission File No. 33-7591
                                     ------------
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

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                             OGLETHORPE POWER CORPORATION

                        INDEX TO QUARTERLY REPORT ON FORM 10-Q
                         FOR THE QUARTER ENDED JUNE 30, 1997


                                                                     Page No.
                                                                     --------
PART I - FINANCIAL INFORMATION

    Item 1.   Financial Statements

         Condensed Balance Sheets as of June 30, 1997 (Unaudited)
         and December 31, 1996......................................       3


         Condensed Statements of Revenues and Expenses (Unaudited)
         for the Three Months and Six Months Ended
         June 30, 1997 and 1996.....................................       5


         Condensed Statements of Cash Flows (Unaudited)
         for the Six Months Ended June 30, 1997 and 1996............       6


         Notes to the Condensed Financial Statements................       7


    Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations.........       8


PART II - OTHER INFORMATION

    Item 1.   Legal Proceedings.....................................      15

    Item 6.   Exhibits and Reports on Form 8-K......................      15


SIGNATURES..........................................................      16

PART I--FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


OGLETHORPE POWER CORPORATION
CONDENSED BALANCE SHEETS
June 30, 1997 and December 31, 1996
------------------------------------------------------------------------------
                                                        (DOLLARS IN THOUSANDS)

                                                            1997               1996
                 ASSETS                                  (UNAUDITED)
                                                         ------------       -----------
Electric plant, at original cost:
  In service............................................  $4,904,500        $5,742,597
  Less: Accumulated provision for depreciation..........  (1,350,645)       (1,488,272)
                                                         ------------     -------------
                                                           3,553,855         4,254,325

  Nuclear fuel, at amortized cost.......................      86,793            86,722
  Plant acquisition adjustments, at
    amortized cost......................................       --                4,153
  Construction work in progress.........................      13,928            31,181
                                                         ------------     -------------
                                                           3,654,576         4,376,381
                                                         ------------     -------------

Investments and funds:
  Bond, reserve and construction funds, at
    market..............................................      32,331            53,955
  Decommissioning fund, at market.......................      94,782            86,269
  Investment in associated organizations, at
    cost................................................      15,395            15,379
  Deposit on Rocky Mountain transactions, at
    cost................................................      59,436            41,685
                                                         ------------     -------------
                                                             201,944           197,288
                                                         ------------     -------------

Current assets:
  Cash and temporary cash investments, at
    cost................................................      41,532           132,783
  Other short-term investments, at market...............      93,682            91,499
  Receivables...........................................     120,105           113,289
  Inventories, at average cost..........................      85,907            89,825
  Prepayments and other current assets..................      12,133            14,625
                                                         ------------     -------------
                                                             353,359           442,021
                                                         ------------     -------------

Deferred charges:
  Premium and loss on reacquired debt, being
    amortized...........................................     191,153           201,007
  Deferred amortization of Scherer
    leasehold...........................................      93,460            90,717
  Deferred debt expense, being amortized................      12,748            21,703
  Other.................................................      36,795            33,058
                                                         ------------     -------------
                                                             334,156           346,485
                                                         ------------     -------------
                                                          $4,544,035        $5,362,175
                                                         ------------     -------------
                                                         ------------     -------------

The accompanying notes are an integral part of these condensed statements.

OGLETHORPE POWER CORPORATION
CONDENSED BALANCE SHEETS
June 30, 1997 and December 31, 1996
------------------------------------------------------------------------------
                                                        (DOLLARS IN THOUSANDS)

                                                             1997
                  EQUITY AND LIABILITIES                  (UNAUDITED)          1996
                                                          ------------      -------------
Capitalization:
  Patronage capital and membership fees (including
    unrealized loss of ($1,302) at June 30, 1997 and
    ($844) at December 31, 1996 on available-for-sale
    securities..........................................  $  321,855        $  356,229
  Long-term debt........................................   3,279,702         4,052,470
  Obligations under capital leases......................     291,111           293,682
  Obligation under Rocky Mountain transactions..........      59,436            41,685
                                                         ------------     -------------
                                                           3,952,104         4,744,066
                                                         ------------     -------------

Current liabilities:
  Long-term debt and capital leases due
    within one year.....................................      97,724           159,622
  Accounts payable......................................      49,733            42,891
  Accrued interest......................................       7,995            15,931
  Accrued and withheld taxes............................      14,160             4,940
  Other current liabilities.............................       6,077             9,540
                                                         ------------     -------------
                                                             175,689           232,924
                                                         ------------     -------------

Deferred credits and other liabilities:
  Gain on sale of plant, being amortized................      61,993            58,527
  Net benefit of sale of income tax benefits,
    being amortized.....................................      38,044            42,049
  Net benefit of Rocky Mountain transactions,
    being amortized.....................................      93,967            70,701
  Accumulated deferred income taxes.....................      60,325            61,985
  Decommissioning reserve...............................     133,945           124,468
  Other.................................................      27,968            27,455
                                                         ------------     -------------
                                                             416,242           385,185
                                                         ------------     -------------
                                                          $4,544,035        $5,362,175
                                                         ------------     -------------
                                                         ------------     -------------


The accompanying notes are an integral part of these condensed statements.

OGLETHORPE POWER CORPORATION
CONDENSED STATEMENTS OF REVENUES AND EXPENSES (UNAUDITED)
For the Three and Six Months ended June 30, 1997 and 1996
-----------------------------------------------------------------------------
                                                       (DOLLARS IN THOUSANDS)

                                                                 THREE MONTHS             SIX MONTHS
                                                           ----------------------  ----------------------
                                                              1997        1996        1997        1996
                                                           ----------  ----------  ----------  ----------
Operating revenues:
  Sales to Members......................................    $230,180    $255,981    $487,211    $502,439
  Sales to non-Members..................................      12,696      19,247      27,150      43,478
                                                           ----------  ----------  ----------  ----------
Total operating revenues................................     242,876     275,228     514,361     545,917
                                                           ----------  ----------  ----------  ----------
Operating expenses:
  Fuel..................................................      46,704      55,418      91,593     103,658
  Production............................................      33,948      31,628      69,544      61,997
  Purchased power.......................................      62,321      58,162     120,311     122,226
  Power delivery........................................         101       4,206       3,979       7,864
  Depreciation and amortization.........................      30,142      36,564      66,381      73,090
  Taxes other than income taxes.........................       5,595       7,342      13,215      14,726
  Other operating expenses..............................       2,642       9,394      10,098      16,274
                                                           ----------  ----------  ----------  ----------
Total operating expenses................................     181,453     202,714     375,121     399,835
                                                           ----------  ----------  ----------  ----------
Operating margin........................................      61,423      72,514     139,240     146,082
                                                           ----------  ----------  ----------  ----------
Other income (expense):
  Interest income.......................................       6,320       4,680      13,755       8,740
  Amortization of net benefit of sale of income
    tax benefits........................................       2,799       2,008       5,597       4,015
  Amortization of deferred margins......................        --         6,966        --        17,154
  Allowance for equity funds used during construction...         (35)         43          49          90
  Other.................................................       2,061         386       3,569       1,021
                                                           ----------  ----------  ----------  ----------
Total other income......................................      11,145      14,083      22,970      31,020
                                                           ----------  ----------  ----------  ----------
Interest charges:
  Interest on long-term debt and other obligations......      67,251      82,329     147,808     164,360
  Allowance for debt funds used during construction.....        (193)       (464)       (545)       (978)
                                                           ----------  ----------  ----------  ----------
Net interest charges....................................      67,058      81,865     147,263     163,382
                                                           ----------  ----------  ----------  ----------
Net margin..............................................    $  5,510    $  4,732    $ 14,947    $ 13,720
                                                           ----------  ----------  ----------  ----------
                                                           ----------  ----------  ----------  ----------

The accompanying notes are an integral part of these condensed statements.

OGLETHORPE POWER CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Six Months Ended June 30, 1997 and 1996
-----------------------------------------------------------------------------
                                                       (DOLLARS IN THOUSANDS)

                                                                                                   1997        1996
                                                                                                ----------  ----------
Cash flows from operating activities:
  Net margin..................................................................................  $   14,947  $   13,720
                                                                                                ----------  ----------
  Adjustments to reconcile net margin to net cash provided by operating activities:
    Depreciation and amortization.............................................................      99,558      88,441
    Net benefit of Rocky Mountain transactions................................................      23,266        --
    Deferred gain from Corporate Restructuring................................................       4,670        --
    Allowance for equity funds used during construction.......................................         (49)        (90)
    Amortization of deferred margins..........................................................        --       (17,154)
    Amortization of net benefit of sale of income tax benefits................................      (5,597)     (4,015)
    Other.....................................................................................      (1,556)      2,783

  Change in net current assets, excluding long-term debt due within one year and deferred margins to be refunded within one year:
    Receivables...............................................................................      (6,815)    (10,157)
    Inventories...............................................................................      (5,063)     (5,113)
    Prepayments and other current assets......................................................       2,062        (189)
    Accounts payable..........................................................................       7,495     (14,616)
    Accrued interest..........................................................................      (7,816)     (3,907)
    Accrued and withheld taxes................................................................       9,220      13,686
    Other current liabilities.................................................................       2,869      (5,142)
                                                                                                ----------  ----------
      Total adjustments.......................................................................     122,244      44,527
                                                                                                ----------  ----------
    Net cash provided by operating activities.................................................     137,191      58,247
                                                                                                ----------  ----------
Cash flows from investing activities:
  Property additions..........................................................................     (39,386)    (51,727)
  Net proceeds from bond, reserve and construction funds......................................      21,378       2,664
  Decrease in investment in associated organizations..........................................         (16)        389
  Increase in other short-term investments....................................................      (2,395)     (9,984)
  Increase in decommissioning fund............................................................      (4,521)     (3,245)
  Net assets sold in Corporate Restructuring..................................................     717,907        --
  Net liabilities extinguished in Corporate Restructuring.....................................    (694,412)       --
                                                                                                ----------  ----------
    Net cash used in investing activities.....................................................      (1,445)    (61,903)
                                                                                                ----------  ----------
Cash flows from financing activities:
  Debt proceeds, net..........................................................................     111,306         397
  Debt payments...............................................................................    (286,397)    (42,430)
  Retirement of patronage capital.............................................................     (48,863)       --
  Other.......................................................................................      (3,043)     (3,091)
                                                                                                ----------  ----------
    Net cash used in financing activities.....................................................    (226,997)    (45,124)
                                                                                                ----------  ----------
Net decrease in cash and temporary cash investments...........................................     (91,251)    (48,780)
Cash and temporary cash investments at beginning of period....................................     132,783     201,151
                                                                                                ----------  ----------
Cash and temporary cash investments at end of period..........................................  $   41,532  $  152,371
                                                                                                ----------  ----------
                                                                                                ----------  ----------
Cash paid for:
  Interest (net of amounts capitalized).......................................................  $  145,392  $  157,883
  Income taxes................................................................................  $      830  $     --

The accompanying notes are an integral part of these condensed statements.

                             Oglethorpe Power Corporation
                       Notes to Condensed Financial Statements
                                June 30, 1997 and 1996


    (A) The condensed financial statements included herein have been prepared by Oglethorpe Power Corporation (Oglethorpe), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission
         (SEC). In the opinion of management, the information furnished herein reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the results for the periods ended June 30, 1997 and 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations, although Oglethorpe believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in Oglethorpe's latest Annual Report on Form 10-K, as filed with the SEC. Certain amounts for 1996 have been reclassified to conform with the current period presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


GENERAL

CORPORATE RESTRUCTURING

As reported in its Annual Report on Form 10-K for the fiscal year ended December 31, 1996, Oglethorpe and its 39 retail electric distribution cooperative members (the Members) completed a corporate restructuring (the Corporate Restructuring) on March 11, 1997. Pursuant to the Corporate Restructuring, Oglethorpe was divided into three specialized operating companies to respond to increasing competition and regulatory changes in the electric industry. Oglethorpe's transmission business was transferred to, and is now owned and operated by, Georgia Transmission Corporation (An Electric Membership Corporation) (GTC), a recently formed Georgia electric membership corporation. Oglethorpe's system operations business was transferred to, and is now owned and operated by, Georgia System Operations Corporation (GSOC), a recently formed Georgia nonprofit corporation. Oglethorpe continues to operate its power supply business. Oglethorpe retained all of its owned and leased generation assets. Oglethorpe also continues to administer its power purchase contracts and provide marketing support functions to the Members. Immediately after the Corporate Restructuring, Oglethorpe's corporate name was changed from "Oglethorpe Power Corporation (An Electric Membership Generation & Transmission Corporation)" to "Oglethorpe Power Corporation (An Electric Membership Corporation)".

POWER MARKETER ARRANGEMENTS

Oglethorpe is utilizing long-term power marketer arrangements to reduce the cost of power to the Members. Oglethorpe has entered into power marketer agreements with LG&E Power Marketing Inc. (LPM) effective January 1, 1997, for approximately 50% of the load requirements of the Members and with Morgan Stanley Capital Group Inc. (Morgan Stanley) effective May 1, 1997, with respect to 50% of the forecasted load requirements of the Members. Under these power marketer agreements, Oglethorpe purchases energy at fixed prices covering a portion of the costs of energy to its Members. LPM and Morgan Stanley, in turn, have certain rights to market excess energy from the Oglethorpe system. All of Oglethorpe's existing generating facilities and power purchase arrangements are available for use by LPM and Morgan Stanley for the term of the respective agreements. Oglethorpe continues to be responsible for all the costs of its system resources but receives revenue from LPM and Morgan Stanley for the use of the resources.

Separate Dispatch of Plant Wansley

As discussed in its Annual Report on Form 10-K for the fiscal year ended December 31, 1996, the Plant Wansley ownership and operating agreements were amended to allow each co-owner to dispatch separately its respective ownership interest in conjunction with contracting separately for long-term coal purchases procured by Georgia Power Company (GPC) and to procure separately long-term coal purchases. Pursuant to the amendments, Oglethorpe began separately dispatching Wansley Units No. 1 and No. 2 on May 1, 1997. Oglethorpe continues to use GPC as its agent for fuel procurement.


Results of Operations

Corporate Restructuring

Oglethorpe and the Members completed the Corporate Restructuring on March 11, 1997. As of that date, Oglethorpe transferred its transmission business and assets to GTC and reflected the transfer of its system operations assets to GSOC. However, the Boards of Directors of Oglethorpe, GTC and GSOC determined that for ratemaking purposes all revenues and expenses related to operations of GTC and GSOC would remain with Oglethorpe until April 1, 1997. Pursuant to this approach, all transmission-related and systems operations-related revenues were assigned to Oglethorpe, and all transmission-related and systems operations-related costs were paid or reimbursed by Oglethorpe during the period March 11, 1997 through March 31, 1997. As a result, the Condensed Statements of Revenues and Expenses for the six months ended June 30, 1997 reflect operations as a combined power supply, transmission and system operations company through March 31, 1997, and operations solely as a power supply company thereafter. Therefore, decreases in operating revenues, power delivery expenses, depreciation and amortization, taxes other than income taxes, operating margin, other operating income and net interest charges from 1996 to 1997 are primarily attributable to the Corporate Restructuring. See Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 for a pro forma presentation of the Statement of Revenues and Expenses reflecting the exclusion of the transmission and system operations businesses, as though the Corporate Restructuring had occurred at the beginning of 1996, for the year ended December 31, 1996 (Note 11 of Notes to Financial Statements).


For the Three Months and Six Months Ended March 31, 1997 and 1996

Oglethorpe's net margin for the three months and six months ended June 30, 1997 was $5.5 million and $14.9 million, respectively, compared to $4.7 million and $13.7 million for the same periods of 1996.


Operating Revenues

Revenues from sales to Members for the three months and six months ended June 30, 1997 were 10.1% and 3.0% lower compared to the same period of 1996. The decrease in revenues from Members was attributable to reduced capacity revenues relating to the transmission business, however, this decrease was offset somewhat by an increase in energy revenues from sales to Members for the three months and six months ended June 30, 1997 of 9.7% and 14.6% compared to the same periods of 1996, respectively. Megawatt-hour (MWh) sales to the Members were 6.1% and

3.5% lower in the current three-month and six-month periods compared to the same periods of 1996. As a result, Oglethorpe's average energy revenue per MWh from sales to Members for the three-month and six-month periods were 16.8% and 19.0% higher in 1997 compared to 1996, respectively, primarily due to the expiration of the short-term power marketer arrangement with Enron Power Marketing Inc. (EPMI) that had allowed Oglethorpe to passthrough significant savings in the first six months of 1996. During the first eight months of 1996, Oglethorpe had a power marketer arrangement with EPMI to supply 100% of the load requirements of the Members. As noted under "General--Power Marketer Arrangements" above, Oglethorpe has entered into power marketer arrangements with LPM effective January 1, 1997 for approximately 50% of the load requirements of the Members and with Morgan Stanley effective May 1, 1997 with respect to 50% of the forecasted load requirement of the Members.

Sales to non-Members were primarily made pursuant to contractual arrangements with GPC and from energy sales to other non-Member utilities and power marketers. The following table summarizes the amounts of non-Member revenues from these sources for the three months and six months ended June 30, 1997 and 1996:

                                         Three Months            Six Months
                                        Ended June 30,         Ended June 30,
                                     -----------------     -------------------
                                       1997       1996       1997        1996
                                     ------     ------     -------     -------
                                                (dollars in thousands)

GPC-Power supply arrangements        $4,763     $3,208     $12,565     $ 7,925
Sales to other utilities              5,629     10,517       9,663      22,799
Sales to power marketers              2,304      3,837       2,736       7,697
ITS transmission agreements              --      1,685       2,186       5,057
                                     ------     ------     -------     -------
Total                               $12,696    $19,247     $27,150     $43,478
                                     ------     ------     -------     -------
                                     ------     ------     -------     -------

The revenues from power supply arrangements with GPC were derived from energy sales arising from dispatch situations whereby GPC caused Plant Wansley to be operated when Oglethorpe's system did not require all of its contractual entitlement to the generation. These revenues compensated Oglethorpe for its costs because, under the operating agreement (before it was recently amended), Oglethorpe was responsible for its share of fuel costs any time a unit operated. Such sales to GPC were higher in 1997 compared to the same periods of 1996. As noted under "General--Separate Dispatch of Plant Wansley" above, with the commencement of the separate dispatch of Plant Wansley as of May 1, 1997, this type of sale to GPC has ended.

Sales to other non-Member utilities in 1997 represent sales made directly by Oglethorpe. Oglethorpe sells for its own account any energy available from the portion of its resources dedicated to Morgan Stanley that is not scheduled by Morgan Stanley pursuant to its power marketer arrangement. Such sales during the first six months of 1996 were initiated by EPMI. Where EPMI did not have a contractual relationship with the purchaser and Oglethorpe did, Oglethorpe recorded the sale and credited the revenues to EPMI in its monthly billing.

Under the current LPM and Morgan Stanley power marketer arrangements, and previously, under the EPMI power marketer arrangement, sales to the power marketers represented the net energy transmitted on behalf of LPM, Morgan Stanley and EPMI off-system on a daily basis from Oglethorpe's total resources. Such energy was sold to LPM, Morgan Stanley and EPMI at Oglethorpe's cost, subject to certain limitations. The volume of sales to power marketers depends primarily on the power marketers' decisions for servicing their load requirements.

Another source of non-Member revenues was payments received from GPC for use of the Integrated Transmission System (ITS) and related transmission interfaces. GPC compensated Oglethorpe to the extent that Oglethorpe's percentage of investment in the ITS exceeded its percentage use of the system. In such case, Oglethorpe was entitled to income as compensation for the use of its investment by the other ITS participants. As a result of the Corporate Restructuring, all of the revenues in this category have accrued to GTC since April 1, 1997.


Operating Expenses

The overall decrease in operating expenses for the three months and six months ended June 30, 1997 compared to the same periods of 1996 was primarily attributable to the elimination of expenses relating to the transmission business assumed by GTC in connection with the Corporate Restructuring. However, the decrease in fuel expense and the increase in production operations and maintenance costs were unaffected by the Corporate Restructuring. Fuel costs decreased 15.7% and 11.6% from the same periods of the prior year, respectively, even though total generation decreased only 9.1% and 5.7%, respectively. Such savings in average fuel costs resulted from the difference in the mix of generation, with more nuclear and less fossil generation in 1997. The decrease in fossil generation resulted primarily from a maintenance outage during February and March 1997 at Plant Scherer Unit No. 1. The higher nuclear generation during 1997 compared to 1996 was achieved as a result of having two refueling outages in the first six months of 1996 compared to one in 1997. Conversely, the increase in production operations and maintenance costs was primarily attributable to the maintenance outage at Plant Scherer Unit No. 1. Effective January 1, 1996, the costs of nuclear refueling outages are deferred and amortized over the 18-month period following the outage.

Purchased power cost for the six months ended June 30, 1997 compared to the same period of 1996 was virtually unchanged. A total of 16.8% fewer MWhs were purchased in 1997 compared to 1996, but average purchased power expense increased by 18.4%. As noted under "Operating Revenues" above, significant energy cost savings were derived in the first six months of 1996 from the EPMI power supply arrangement.

The decrease in other operating expenses for 1997 compared to the same periods of the prior year was due primarily to transfer of administrative and general expenses relating to the transmission and system operations businesses in connection with the Corporate Restructuring.

Other Income

Other income for the three months and six months ended June 30, 1997 decreased compared to the same periods of 1996 primarily as a result of Oglethorpe utilizing, as planned, all remaining amounts available under its deferred margin rate mechanism during 1996. (For a discussion of deferred margins, see Note 1 of Notes to Financial Statements in Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.) Interest income was higher in the three-month and six-month periods of 1997 compared to the same periods of 1996 partly due to higher earnings from the decommissioning fund and partly due to income from the deposits from the Rocky Mountain transactions. The deposits were made in December 1996 and January 1997.


Financial Condition

Corporate Restructuring

As of March 11, 1997, Oglethorpe transferred its transmission business and assets to GTC. Thereafter, the assets, liabilities and equity of GTC were no longer a part of Oglethorpe. The purchase price for the transmission business was based on an appraisal of the fair market value of such business, as determined by an independent appraiser, and was approximately $708 million. The purchase price was paid primarily by GTC's assumption of a portion (approximately 16.86%) of Oglethorpe's long-term secured debt in an amount equal to approximately $686 million. Approximately $541 million of this debt (payable to RUS, Federal Financing Bank (FFB) and CoBank, ABC (CoBank)) became the sole obligation of GTC, and Oglethorpe was released from all liability with regard to this indebtedness. The remaining debt assumed by GTC in connection with the Corporate Restructuring, approximately $145 million, relates to Oglethorpe's pollution control revenue bonds (PCBs). While GTC assumed and agreed to pay this $145 million of debt, Oglethorpe is not legally released from its liability for this debt. The remainder of the purchase price was paid by GTC from cash obtained through a borrowing from National Rural Utilities Cooperative Finance Corporation (CFC) and the assumption of approximately $1 million of other Oglethorpe liabilities. Oglethorpe also made a special patronage capital distribution of approximately $49 million to the Members which was used by the Members to establish equity in and to provide initial working capital to GTC.

On October 1, 1996, Oglethorpe transferred to GSOC its system operations assets, consisting of its system control center and related energy control and revenue metering systems equipment. The purchase price of these assets totaled approximately $9.4 million and was funded by GSOC's assumption of Oglethorpe's obligations under an existing note held by the Rural Utilities Service (RUS), by delivery of a purchase money note payable to Oglethorpe and by the assumption of certain other liabilities of Oglethorpe. From October 1, 1996 to March 11, 1997, Oglethorpe was the sole member of GSOC; therefore, the assets transferred to GSOC remained in the consolidated balance sheet of Oglethorpe. The Members and GTC became members of GSOC on March 11, 1997; and thereafter the assets, liabilities and equity of GSOC were no longer a part of Oglethorpe.

Most of the remaining comparisons of the balance sheets as of June 30, 1997 and December 31, 1996 are in addition to the effects of the Corporate Restructuring described above. See Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 for a pro forma presentation of the Balance Sheet of the post-restructuring Oglethorpe as of December 31, 1996 (Note 11 of Notes to Financial Statements).


Total assets and total equity plus liabilities as of June 30, 1997 were $4.5 billion which, after adjustment for the Corporate Restructuring, was $85 million less than the comparable total at December 31, 1996 due to depreciation of plant and due to the decrease in cash and temporary cash investments.


Assets

Property additions for the six months ended June 30, 1997 totaled $39.4 million and included additions, replacements and improvements to transmission and distribution facilities (subsequently sold to GTC) for the first three months of 1997 and existing generation facilities.

All plant acquisition adjustments were related to transmission plant. As a result of the Corporate Restructuring discussed above, Oglethorpe no longer has any plant acquisition adjustments.

The decrease in construction work in progress resulted from the projects sold to GTC and GSOC in the Corporate Restructuring.

The decrease in the bond, reserve and construction funds was attributable to the utilization of available excess debt service reserve funds for debt service payments.

The increase in the deposit on, the obligation under and net benefit of the Rocky Mountain transactions resulted from the completion of the lease transactions for the remainder of Oglethorpe's interest in Rocky Mountain in January 1997. For a discussion of the Rocky Mountain transactions, see Notes 1 and 2 of Notes to Financial Statements in Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

The decrease in cash and temporary cash investments was partly due to the payment of the $49 million special patronage capital distribution made in connection with the Corporate Restructuring discussed above and partly due to a prepayment in 1997 of Federal Financing Bank (FFB) debt made from the proceeds of the December 1996 and January 1997 Rocky Mountain transactions.

Prepayments and other current assets decreased due to a $1.1 million decrease in the estimated payment made to GPC for Plant Hatch and Plant Wansley operations and maintenance costs for July 1997 compared to the estimate paid for January 1997.

The change in premium and loss on reacquired debt resulted partly from premiums paid in connection with FFB debt prepayment and the Pollution Control Bond (PCB) refunding, excluding the effect of the portion of these costs assumed by GTC in the Corporate Restructuring.

The decrease in deferred debt expense resulted partly from unamortized issuance cost related to the PCB refunding being converted to premium and loss on reacquired debt and partly from the portion of these costs assumed by GTC in the Corporate Restructuring.

Equity and Liabilities

The decrease in patronage capital and membership fees is the result of the $49 million special patronage capital distribution made in connection with the Corporate Restructuring, discussed above.

The decrease in long-term debt due within one year resulted primarily from the prepayment of FFB debt, discussed above. In addition, the balance reflects the impact of the Corporate Restructuring.

Accounts payable increased due to normal variations in the timing of payables activity.

The decrease in accrued interest resulted partly from the portion of debt assumed by GTC in the Corporate Restructuring and partly from other factors.

Accrued and withheld taxes increased as a result of the normal monthly accruals of property taxes, which are generally paid in the fourth quarter of the year.

Other current liabilities decreased partly due to the year-end accrual for employee incentive pay (subsequently paid in March 1997) and partly due to the Corporate Restructuring.

PART II -   OTHER INFORMATION

Item 1.  Legal Proceedings

On June 17, 1997, PECO Energy Company--Power Team ("PECO") filed an application with the Federal Energy Regulatory Commission ("FERC") pursuant to Section 211 of the Federal Power Act requesting FERC to compel Oglethorpe and/or GTC to provide PECO with 250 MW of firm point-to-point transmission service from the Tennessee Valley Authority ("TVA")-Integrated Transmission System ("ITS") interface to the Florida-ITS interface for an initial three-year period, with an automatic roll-over provision. PECO also seeks $10,000 per day in penalties from Oglethorpe and/or GTC, alleging bad faith and delays in negotiations. In their FERC response, GTC and Oglethorpe contend that they negotiated with PECO in good faith, and thus there is no reasonable basis for imposing the penalties sought by PECO. GTC also responded that it does not have firm "available transfer capability" at the TVA-ITS interface to fulfill PECO's request, after taking into account the need to protect system reliability, existing firm commitments, and use of the TVA-ITS interface to serve "native load," in accordance with North American Electric Reliability Council guidelines. In the event GTC is ordered by FERC to provide the requested service, PECO would be required to compensate GTC at rates set by FERC in the order. As a consequence of any such order, power purchased by Oglethorpe for delivery through the TVA-ITS interface would probably be curtailed, and could result in higher purchased power cost than would otherwise be the case. Although FERC transmission pricing policy is designed to ensure that a transmission provider is fully compensated for the cost of providing transmission service, potentially including opportunity cost, there can be no assurance that rates ordered by FERC for service to PECO would fully compensate GTC, Oglethorpe and the Members for the use of the transmission system and for any resulting increase in the cost of power.

Item 6.  Exhibits and Reports on Form 8-K
         (a)   Exhibits

   Number          Description
-----------        -----------
 10.8.6            Supplemental Agreement to the Amended and Restated Wholesale
                   Power Contract, dated as of May 1, 1997 by and between Oglethorpe and Altamaha Electric Membership Corporation, together with a Schedule identifying 38 other substantially identical Supplemental Agreements.


 27.1              Financial Data Schedule (for SEC use only).

----------------------------

      (b)   Reports on Form 8-K

No reports on Form 8-K were filed by Oglethorpe for the quarter ended June 30, 1997.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Oglethorpe Power Corporation
                                       (An Electric Membership Corporation)



Date:  August 11, 1997                  By:  /s/ T. D. Kilgore
                                           ----------------------------------
                                                 T. D. Kilgore
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



Date:  August 11, 1997                       /s/ Mac F. Oglesby
                                           ----------------------------------
                                                 Mac F. Oglesby
                                           Treasurer and Director
                                           (Principal Financial Officer)



Date:  August 11, 1997                       /s/ Robert D. Steele
                                           ----------------------------------
                                                 Robert D. Steele
                                           Controller
                                           (Chief Accounting Officer)