Form 10-Q
period 1997-09-30
OGLETHORPE POWER CORP
filed 1997-11-14
CIK 788816

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               -------------------

                                   FORM 10-Q

    (Mark One)
    [X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 1997

                                       OR

    [ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                 THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ________ to ________

                           Commission File No. 33-7591

                               -------------------

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

                          OGLETHORPE POWER CORPORATION

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997


                                                                       PAGE NO.
                                                                       --------
PART I--FINANCIAL INFORMATION

  Item 1. Financial Statements

       Condensed Balance Sheets as of September 30, 1997 (Unaudited)
         and December 31, 1996........................................     3

       Condensed Statements of Revenues and Expenses (Unaudited)
         for the Three Months and Nine Months Ended
         September 30, 1997 and 1996..................................     5

       Condensed Statements of Cash Flows (Unaudited) for
         the Nine Months Ended September 30, 1997 and 1996............     6

       Notes to the Condensed Financial Statements....................     7

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations...............     8

PART II--OTHER INFORMATION

  Item 1. Legal Proceedings...........................................    17

  Item 6. Exhibits and Reports on Form 8-K............................    17

SIGNATURES............................................................    18

PART I--FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


Oglethorpe Power Corporation
Condensed Balance Sheets
September 30, 1997 and December 31, 1996
-------------------------------------------------------------------------------

                                                                                          (dollars in thousands)

                                                                                            1997          1996
                                 ASSETS                                                  (UNAUDITED)
--------------------------------------------------------------------------------------  ------------  ------------
Electric plant, at original cost:
  In service..........................................................................  $  4,906,315  $  5,742,597
  Less:Accumulated provision for depreciation.........................................    (1,382,063)   (1,488,272)
                                                                                        ------------  ------------
                                                                                           3,524,252     4,254,325

  Nuclear fuel, at amortized cost.....................................................        86,980        86,722
  Plant acquisition adjustments, at amortized cost....................................       --              4,153
  Construction work in progress.......................................................        13,059        31,181
                                                                                        ------------  ------------
                                                                                           3,624,291     4,376,381
                                                                                        ------------  ------------

Investments and funds:
  Bond, reserve and construction funds, at market.....................................        32,328        53,955
  Decommissioning fund, at market.....................................................       101,821        86,269
  Investment in associated organizations, at cost.....................................        15,407        15,379
  Deposit on Rocky Mountain transactions, at cost.....................................        51,325        41,685
                                                                                        ------------  ------------
                                                                                             200,881       197,288
                                                                                        ------------  ------------

Current assets:
  Cash and temporary cash investments, at cost........................................        59,981       132,783
  Other short-term investments, at market.............................................        96,145        91,499
  Receivables.........................................................................       117,580       113,289
  Inventories, at average cost........................................................        70,872        89,825
  Prepayments and other current assets................................................        22,371        14,625
                                                                                        ------------  ------------
                                                                                             366,949       442,021
                                                                                        ------------  ------------

Deferred charges:
  Premium and loss on reacquired debt, being amortized................................       189,692       201,007
  Deferred amortization of Scherer leasehold..........................................        94,832        90,717
  Deferred debt expense, being amortized..............................................        13,641        21,703
  Other...............................................................................        36,994        33,058
                                                                                        ------------  ------------
                                                                                             335,159       346,485
                                                                                        ------------  ------------
                                                                                        $  4,527,280  $  5,362,175
                                                                                        ------------  ------------
                                                                                        ------------  ------------

  The accompanying notes are an integral part of these condensed statements.

Oglethorpe Power Corporation
Condensed Balance Sheets
September 30, 1997 and December 31, 1996
-------------------------------------------------------------------------------

                                                                                          (dollars in thousands)

                                                                                             1997         1996
                           EQUITY AND LIABILITIES                                        (UNAUDITED)
--------------------------------------------------------------------------------------  ------------  ------------
CAPITALIZATION:

  Patronage capital and membership fees (including unrealized loss of ($515)
    at September 30, 1997 and($844) at December 31, 1996 on
    available-for-sale securities)....................................................  $    321,771  $    356,229
  Long-term debt......................................................................     3,263,731     4,052,470
  Obligations under capital leases....................................................       289,825       293,682
  Obligation under Rocky Mountain transactions........................................        51,325        41,685
                                                                                        ------------  ------------
                                                                                           3,926,652     4,744,066
                                                                                        ------------  ------------

Current liabilities:
  Long-term debt and capital leases due within one year...............................        87,847       159,622
  Accounts payable....................................................................        53,641        42,891
  Accrued interest....................................................................        13,560        15,931
  Accrued and withheld taxes..........................................................        19,800         4,940
  Other current liabilities...........................................................         4,891         9,540
                                                                                        ------------  ------------
                                                                                             179,739       232,924
                                                                                        ------------  ------------

Deferred credits and other liabilities:
  Gain on sale of plant, being amortized..............................................        61,375        58,527
  Net benefit of sale of income tax benefits, being amortized.........................        36,042        42,049
  Net benefit of Rocky Mountain transactions, being amortized.........................        93,171        70,701
  Accumulated deferred income taxes...................................................        60,325        61,985
  Decommissioning reserve.............................................................       141,399       124,468
  Other...............................................................................        28,577        27,455
                                                                                        ------------  ------------
                                                                                             420,889       385,185
                                                                                        ------------  ------------
                                                                                        $  4,527,280  $  5,362,175
                                                                                        ------------  ------------
                                                                                        ------------  ------------

 The accompanying notes are an integral part of these condensed statements.

Oglethorpe Power Corporation
Condensed Statements of Revenues and Expenses (Unaudited)
For the Three and Nine Months ended September 30, 1997 and 1996
-------------------------------------------------------------------------------

                                                                              (dollars in thousands)

                                                                        THREE MONTHS            NINE MONTHS
                                                                   ----------------------  ----------------------
                                                                      1997        1996        1997        1996
                                                                   ----------  ----------  ----------  ----------
Operating revenues:
  Sales to Members...............................................  $  280,503  $  268,939  $  767,714  $  771,378
  Sales to non-Members...........................................       6,076      17,709      33,226      61,187
                                                                   ----------  ----------  ----------  ----------
Total operating revenues.........................................     286,579     286,648     800,940     832,565
                                                                   ----------  ----------  ----------  ----------

Operating expenses:
  Fuel...........................................................      61,206      54,807     152,799     158,465
  Production.....................................................      34,216      31,296     103,760      93,293
  Purchased power................................................      95,038      67,217     215,350     189,443
  Power delivery.................................................         (10)      4,110       3,969      11,974
  Depreciation and amortization..................................      30,154      36,684      96,534     109,774
  Taxes other than income taxes..................................       5,593       7,035      18,808      21,761
  Other operating expenses.......................................       3,629      10,490      13,728      26,764
                                                                   ----------  ----------  ----------  ----------
Total operating expenses.........................................     229,826     211,639     604,948     611,474
                                                                   ----------  ----------  ----------  ----------
Operating margin.................................................      56,753      75,009     195,992     221,091
                                                                   ----------  ----------  ----------  ----------

Other income (expense):
  Interest income................................................       7,247       8,698      21,002      17,438
  Amortization of net benefit of sale of income tax benefits.....       2,799       2,008       8,396       6,023
  Amortization of deferred margins...............................      --           6,966      --          24,120
  Allowance for equity funds used during construction............          32          47          81         137
  Other..........................................................         457         761       4,025       1,782
                                                                   ----------  ----------  ----------  ----------
Total other income...............................................      10,535      18,480      33,504      49,500
                                                                   ----------  ----------  ----------  ----------

Interest charges:
  Interest on long-term debt and other obligations...............      68,488      81,488     216,294     245,848
  Allowance for debt funds used during construction..............        (328)       (507)       (873)     (1,485)
                                                                   ----------  ----------  ----------  ----------
Net interest charges.............................................      68,160      80,981     215,421     244,363
                                                                   ----------  ----------  ----------  ----------
Net margin.......................................................  ($     872) $   12,508  $   14,075  $   26,228
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------

   The accompanying notes are an integral part of these condensed statements.

Oglethorpe Power Corporation
Condensed Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 1997 and 1996
-------------------------------------------------------------------------------

                                                                                            (dollars in thousands)

                                                                                               1997        1996
                                                                                            ----------  ----------
Cash flows from operating activities:
  Net margin..............................................................................  $   14,075  $   26,228

  Adjustments to reconcile net margin to net cash provided by operating activities:
    Depreciation and amortization.........................................................     139,190     132,565
    Net benefit of Rocky Mountain transactions............................................      22,470      --
    Deferred gain from Corporate Restructuring............................................       4,670      --
    Allowance for equity funds used during construction...................................         (81)       (137)
    Amortization of deferred margins......................................................      --         (24,120)
    Amortization of net benefit of sale of income tax benefits............................      (8,396)     (6,023)
    Other.................................................................................       1,445       3,025

  Change in net current assets, excluding long-term debt due within one year and deferred margins to be refunded within one year:
    Receivables...........................................................................      (4,290)     (8,013)
    Inventories...........................................................................       9,972      (9,858)
    Prepayments and other current assets..................................................      (8,176)         37
    Accounts payable......................................................................      11,403      (4,897)
    Accrued interest......................................................................      (2,251)    (70,290)
    Accrued and withheld taxes............................................................      14,860      20,701
    Other current liabilities.............................................................       1,683      (6,299)
                                                                                            ----------  ----------
      Total adjustments...................................................................     182,499      26,691
                                                                                            ----------  ----------
    Net cash provided by operating activities.............................................     196,574      52,919
                                                                                            ----------  ----------
  Cash flows from investing activities:
    Property additions....................................................................     (49,942)    (69,211)
    Net proceeds from bond, reserve and construction funds................................      21,616       3,060
    (Decrease) Increase in investment in associated organizations.........................         (28)        429
    Increase in other short-term investments..............................................      (4,306)    (14,629)
    Increase in decommissioning fund......................................................      (7,709)     (4,970)
    Net assets sold in Corporate Restructuring............................................     717,907      --
    Net liabilities extinguished in Corporate Restructuring...............................    (694,412)     --
                                                                                            ----------  ----------
      Net cash used in investing activities...............................................     (16,874)    (85,321)
                                                                                            ----------  ----------

  Cash flows from financing activities:
    Debt proceeds, net....................................................................     100,404       3,092
    Debt payments.........................................................................    (302,617)    (75,809)
    Retirement of patronage capital.......................................................     (48,863)     --
    Other.................................................................................      (1,426)       (168)
                                                                                            ----------  ----------
      Net cash used in financing activities...............................................    (252,502)    (72,885)
                                                                                            ----------  ----------
  Net decrease in cash and temporary cash investments.....................................     (72,802)   (105,287)
  Cash and temporary cash investments at beginning of period..............................     132,783     201,151
                                                                                            ----------  ----------
  Cash and temporary cash investments at end of period....................................  $   59,981  $   95,864
                                                                                            ----------  ----------
                                                                                            ----------  ----------
  Cash paid for:
    Interest (net of amounts capitalized).................................................  $  202,400  $  301,675
    Income taxes..........................................................................  $      830  $   --

  The accompanying notes are an integral part of these condensed statements.

                          Oglethorpe Power Corporation
                     Notes to Condensed Financial Statements
                           September 30, 1997 and 1996

(A) The condensed financial statements included herein have been prepared by Oglethorpe Power Corporation (Oglethorpe), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the information furnished herein reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the results for the periods ended September 30, 1997 and 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations, although Oglethorpe believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in Oglethorpe's latest Annual Report on Form 10-K, as filed with the SEC. Certain amounts for 1996 have been reclassified to conform with the current period presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

    Corporate Restructuring

    As reported in its Annual Report on Form 10-K for the fiscal year ended December 31, 1996, Oglethorpe and its 39 retail electric distribution cooperative members (the Members) completed a corporate restructuring (the Corporate Restructuring) on March 11, 1997, in which Oglethorpe was divided into three specialized operating companies to respond to increasing competition and regulatory changes in the electric industry. As part of the Corporate Restructuring, Oglethorpe's transmission business was sold to and is now owned and operated by Georgia Transmission Corporation (An Electric Membership Corporation) (GTC), a recently formed Georgia electric membership corporation. Oglethorpe's system operations business was sold to and is now owned and operated by Georgia System Operations Corporation (GSOC), a recently formed Georgia nonprofit corporation. Oglethorpe continues to operate its power supply business. Oglethorpe retained all of its owned and leased generation assets. Oglethorpe also continues to administer its power purchase contracts and provide marketing support functions to the Members. Immediately after the Corporate Restructuring, Oglethorpe's corporate name was changed from "Oglethorpe Power Corporation (An Electric Membership Generation & Transmission Corporation)" to "Oglethorpe Power Corporation (An Electric Membership Corporation)".

    Power Marketer Arrangements

    Oglethorpe utilizes long-term power marketer arrangements to reduce the cost of power to the Members. Oglethorpe has entered into power marketer agreements with LG&E Energy Marketing Inc. (LEM) effective January 1, 1997, for approximately 50% of the load requirements of the Members and with Morgan Stanley Capital Group Inc. (Morgan Stanley) effective May 1, 1997, with respect to 50% of the forecasted load requirements of the Members. The LEM agreements are based on the actual requirements of the Members during the contract term, whereas the Morgan Stanley agreement represents a fixed supply obligation. Under these power marketer agreements, Oglethorpe purchases energy at fixed prices covering a portion of the costs of energy to its Members. LEM and Morgan Stanley, in turn, have certain rights to market excess energy from the Oglethorpe system. All of Oglethorpe's existing generating facilities and power purchase arrangements are available for use by LEM and Morgan Stanley for the term of the respective agreements. Oglethorpe continues to be responsible for all the costs of its system resources but receives revenue from LEM and Morgan Stanley for the use of the resources.

RESULTS OF OPERATIONS

    Corporate Restructuring

    Oglethorpe and the Members completed the Corporate Restructuring on March 11, 1997. However, the Boards of Directors of Oglethorpe, GTC and GSOC determined that for ratemaking purposes all revenues and expenses related to operations of GTC and GSOC would remain with Oglethorpe until April 1, 1997. Pursuant to this approach, all transmission-related and systems operations-related revenues were assigned to Oglethorpe, and all transmission-related and systems operations-related costs were paid or reimbursed by Oglethorpe during the period March 11, 1997 through March 31, 1997. As a result, the Condensed Statements of Revenues and Expenses for the nine months ended September 30, 1997 reflect operations as a combined power supply, transmission and system operations company through March 31, 1997, and operations solely as a power supply company thereafter. Therefore, decreases in operating revenues, power delivery expenses, depreciation and amortization, taxes other than income taxes, operating margin and net interest charges from 1996 to 1997 are primarily attributable to the Corporate Restructuring. See Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 for a pro forma presentation of the Statement of Revenues and Expenses reflecting the exclusion of the transmission and system operations businesses, as though the Corporate Restructuring had occurred at the beginning of 1996, for the year ended December 31, 1996 (Note 11 of Notes to Financial Statements).

    For the Three Months and Nine Months Ended September 30, 1997 and 1996

    Oglethorpe's net margin (loss) for the three months and nine months ended September 30, 1997 was ($0.9) million and $14.1 million, respectively, compared to $12.5 million and $26.2 million for the same periods of 1996. In August 1997, due to achieving a year-to-date net margin higher than required by its Indenture, the Oglethorpe Board of Directors adjusted the 1997 budget thereby lowering the revenue requirement by a total of $4.0 million. Such reduction in revenues was implemented by reducing the capacity charges for August 1997. Year-to-date net margin for 1997, after this adjustment, is sufficient to meet margin requirements. The higher net margin in 1996 resulted primarily from unbudgeted savings in interest and decommissioning costs and from higher than expected interest income.

    Operating Revenues

    Revenues from sales to Members for the three months and nine months ended September 30, 1997 were 4.3% higher for the three months and 0.5% lower year-to-date compared to the same periods of 1996. While revenues from Members have been reduced due to the removal of capacity revenues relating to the transmission business, this decrease has been offset by an increase in energy revenues from sales to Members. Such energy revenues were 65.1% higher for the three months ended September 30, 1997 compared to the same period of 1996 and 33.7% higher for the nine-month period compared to 1996. Megawatt-hour (MWh) sales to the Members were 11.4% and 2.2% higher in the current three-month and nine-month periods compared to the same periods of 1996. Consequently, Oglethorpe's average energy revenue per MWh from sales to Members for the three-month and nine-month periods were 48.3% and 30.8% higher in 1997 compared to 1996, respectively. This increase was primarily due to the expiration of the short-term power marketer arrangements with Duke/Louis Dreyfus (DLD) and Enron Power Marketing Inc. (EPMI) that had allowed Oglethorpe to passthrough significant savings in the first nine months of 1996. During the first nine months of 1996, Oglethorpe had power marketer arrangements with DLD and EPMI to supply 100% of the load requirements of the Members. As noted under "GeneralPower Marketer Arrangements" above, Oglethorpe has entered into power marketer arrangements with LEM effective January 1, 1997 for approximately 50% of the load requirements of the Members and with Morgan Stanley effective May 1, 1997 with respect to 50% of the forecasted load requirements of the Members.

    Sales to non-Members were primarily made pursuant to contractual arrangements with Georgia Power Company (GPC) and from energy sales to other utilities and power marketers. The following table summarizes the amounts of non-Member revenues from these sources for the three months and nine months ended September 30, 1997 and 1996:


                                                                             THREE MONTHS          NINE MONTHS
                                                                         ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                                         --------------------  --------------------
                                                                           1997       1996       1997       1996
                                                                         ---------  ---------  ---------  ---------
                                                                                        (DOLLARS IN THOUSANDS)
GPC- Power supply arrangements.........................................  $     283  $   2,947  $  12,847  $  10,872
Sales to other utilities...............................................      5,021     11,795     14,691     34,595
Sales to power marketers...............................................        772      1,150      3,508      8,846
ITS transmission agreements............................................     --          1,817      2,180      6,874
                                                                         ---------  ---------  ---------  ---------
    Total..............................................................  $   6,076  $  17,709  $  33,226  $  61,187
                                                                         ---------  ---------  ---------  ---------
                                                                         ---------  ---------  ---------  ---------

    The revenues from power supply arrangements with GPC were primarily derived from energy sales arising from dispatch situations whereby GPC caused Plant Wansley to be operated when Oglethorpe's system did not require all of its contractual entitlement to the generation. These revenues compensated Oglethorpe for its costs because, under the operating agreement (before it was recently amended), Oglethorpe was responsible for its share of fuel costs any time a unit operated. Such sales to GPC were higher in the first nine months of 1997 compared to the same periods of 1996. With the commencement of the separate dispatch of Plant Wansley as of May 1, 1997, this type of sale to GPC has ended.

    Sales to other non-Member utilities in 1997 represent sales made directly by Oglethorpe. Oglethorpe sells for its own account any energy available from the portion of its resources dedicated to Morgan Stanley that is not scheduled by Morgan Stanley pursuant to its power marketer arrangement. Such sales during the first nine months of 1996 were initiated by DLD and EPMI. Where DLD or EPMI did not have a contractual relationship with the purchaser and Oglethorpe did, Oglethorpe recorded the sale and credited the revenues to DLD or EPMI in its monthly billing.

    Under the current LEM and Morgan Stanley power marketer arrangements, and previously, under the DLD and EPMI power marketer arrangements, sales to the power marketers represented the net energy transmitted on behalf of LEM, Morgan Stanley, DLD and EPMI off-system on a daily basis from Oglethorpe's total resources. Such energy was sold to LEM, Morgan
Stanley, DLD and EPMI at Oglethorpe's cost, subject to certain limitations.
The volume of sales to power marketers depends primarily on the power marketers' decisions for servicing their load requirements.

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

    Operating Expenses

    Operating expenses were 8.6% higher in the current quarter and 1.1% lower for the nine months ended September 30, 1997 compared to the same periods of 1996. Since April 1, 1997, certain operating expenses have been reduced due to the elimination of expenses relating to the transmission business assumed by GTC in connection with the Corporate Restructuring. However, the changes in fuel expense and the increases in production operations and maintenance costs were unaffected by the Corporate Restructuring. Fuel costs increased 11.7% in the third quarter and decreased 3.6% for the nine months ended September 30, 1997 from the same periods of the prior year, respectively. Total megawatt-hours (MWhs) of generation increased 7.4% in the current quarter and decreased 1.0% year-to-date. For the current quarter, fossil generation was 11.6% higher compared to the same period of 1996 due to a maintenance outage at Scherer Unit No. 1 in July 1996 and due to higher utilization of Plant Wansley in 1997. The higher fossil generation in the third quarter resulted in higher average fuel costs. For the nine months ended September 30, 1997 the mix of generation was more nuclear and less fossil generation than in 1996 resulting in lower average fuel costs. The decrease in fossil generation resulted primarily from a maintenance outage during February and March 1997 at Plant Scherer Unit No. 1. Also, the higher nuclear generation during 1997 compared to 1996 was achieved as a result of having three refueling outages in the first nine months of 1996 compared to two in 1997. Conversely, the increase in production operations and maintenance costs was partly attributable to the 1997 maintenance outage at Plant Scherer Unit No. 1. In addition, effective January 1, 1996, the costs of nuclear refueling outages are deferred and amortized over the 18-month period following the outage. Such change in accounting resulted in a $12.9 million deferral of maintenance costs in the first nine months of 1996.

    Purchased power cost for the three months and nine months ended September 30, 1997 were 41.4% and 13.7% higher compared to the same periods of 1996, respectively. A total of 11.6% more MWhs were purchased in the third quarter of 1997 compared to 1996. Year-to-date, 4.9% fewer MWhs were purchased than the same period of the prior year. Consequently, the average cost of purchased power per MWh has increased by 26.7% and 19.5%, respectively. As noted under "Operating Revenues" above, significant energy cost savings were derived in the first nine months of 1996 from the DLD and EPMI power supply arrangements.

    The decrease in other operating expenses for 1997 compared to the same periods of the prior year was due primarily to transfer of administrative and general expenses relating to the transmission and system operations businesses in connection with the Corporate Restructuring.

    Other Income

    Other income for the three months and nine months ended September 30, 1997 decreased compared to the same periods of 1996 primarily as a result of Oglethorpe utilizing, as planned, all remaining amounts available under its deferred margin rate mechanism during 1996. (For a discussion of deferred margins, see Note 1 of Notes to Financial Statements in Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.) Interest income was higher for the nine months ended September 30, 1997 compared to the same period of 1996 partly due to higher earnings from the decommissioning fund and partly due to income from the deposits from the Rocky Mountain transactions. The deposits were made in December 1996 and January 1997.

FINANCIAL CONDITION

    Corporate Restructuring

    As of March 11, 1997, Oglethorpe sold its transmission business and assets to GTC. Thereafter, the assets, liabilities and equity of GTC were no longer a part of Oglethorpe. The purchase price for the transmission business was based on an appraisal of the fair market value of such business, as determined by an independent appraiser, and was approximately $709 million. The purchase price was paid primarily by GTC's assumption of a portion (approximately 16.86%) of Oglethorpe's long-term secured debt in an amount equal to approximately $686 million. Approximately $541 million of this debt (payable to RUS, Federal Financing Bank (FFB) and CoBank, ACB (CoBank)) became the sole obligation of GTC, and Oglethorpe was released from all liability with regard to this indebtedness. The remaining debt assumed by GTC in connection with the Corporate Restructuring, approximately $145 million, relates to Oglethorpe's pollution control revenue bonds (PCBs). While GTC assumed and agreed to pay this $145 million of debt, Oglethorpe is not legally released from its liability for this debt. The remainder of the purchase price was paid by GTC from cash obtained through a borrowing from National Rural Utilities Cooperative Finance Corporation (CFC) and the assumption of approximately $2 million of other Oglethorpe liabilities. Oglethorpe also made a special patronage capital distribution of approximately $49 million to the Members which was used by the Members to establish equity in and to provide initial working capital to GTC.

    On October 1, 1996, Oglethorpe sold to GSOC its system operations assets, consisting of its system control center and related energy control and revenue metering systems equipment. The purchase price of these assets totaled approximately $9.4 million and was funded by GSOC's assumption of Oglethorpe's obligations under an existing note held by the Rural Utilities Service (RUS), by delivery of a purchase money note payable to Oglethorpe and by the assumption of certain other liabilities of Oglethorpe. From October 1, 1996 to March 11, 1997, Oglethorpe was the sole member of GSOC; therefore, the assets sold to GSOC remained in the consolidated balance sheet of Oglethorpe. The Members and GTC became members of GSOC on March 11, 1997; and thereafter the assets, liabilities and equity of GSOC were no longer a part of Oglethorpe.

    Most of the remaining comparisons of the balance sheets as of September 30, 1997 and December 31, 1996 are in addition to the effects of the Corporate Restructuring described above. See

Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 for a pro forma presentation of the Balance Sheet of the post-restructuring Oglethorpe as of December 31, 1996 (Note 11 of Notes to Financial Statements).

    Total assets and total equity plus liabilities as of September 30, 1997 were $4.5 billion which, after adjustment for the Corporate Restructuring, was $102 million less than the comparable total at December 31, 1996 due to depreciation of plant and due to the decrease in cash and temporary cash investments.

    Assets

    Property additions for the nine months ended September 30, 1997 totaled $49.9 million and included additions, replacements and improvements to transmission and distribution facilities (subsequently sold to GTC) for the first three months of 1997 and existing generation facilities.

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

    The increase in the decommissioning investment fund and the decommissioning reserve resulted from earnings of the fund. An amount equal to the earnings of the fund was accrued as an increase to the decommissioning reserve.

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

    Inventories decreased primarily due to lower coal inventories at Plant Scherer resulting from problems associated with rail transportation in the current quarter and due to the seasonal demands of summer. The rail transportation providers expect operations to return to normal by the beginning of next year.

    Prepayments and other current assets increased due to a $9.9 million increase in the estimated payment made to GPC for Plant Hatch operations and maintenance costs for October 1997 compared to the estimate paid for January 1997. The increase in the estimate paid related to planned refueling outage and uprate costs at Plant Hatch Unit No. 2.

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

COMPETITION

    The electric utility industry in the United States is undergoing fundamental change and is becoming increasingly competitive. See "BUSINESS OF OGLETHORPE--Certain Factors Affecting the Utility Industry in General" In Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

    Several states are in the process of implementing varying forms of retail wheeling and most others are in the various stages of considering retail competition. Proposed federal legislation could mandate retail wheeling in every state. No legislation related to retail wheeling has yet been enacted in Georgia, and, currently, no bill is pending in the Georgia legislature which would amend the Georgia Territorial Electric Service Act (Territorial
Act) or otherwise affect the exclusive right of the Members to supply power to their current service territories. In 1997, the staff of the Georgia
Public Service Commission (GPSC)
conducted a series of workshops to solicit views from the various parties impacted by electric industry restructuring and to discuss potential resolutions of these issues. The GPSC staff anticipates presenting a report to the GPSC that will identify electric industry restructuring issues, potential resolutions and the views of the parties who participated in the workshop. The GPSC does not have the authority under Georgia law to order retail wheeling or amend the Territorial Act. Oglethorpe and the Members participated in the GPSC staff workshops and are actively monitoring and studying legislative initiatives in Congress and in other states to take advantage of the experiences of cooperatives and other utilities in other states to protect their interests in future legislative activities in Georgia.

    Under current Georgia law, the Members have the exclusive right to provide retail electric service in their respective territories. Since 1973, however, Georgia has permitted limited competition among electric utilities located in Georgia for sales of electricity to certain large commercial or industrial customers. Pursuant to the Territorial Act, the owner of any new facility may receive electric service from the power supplier of its choice if the facility is located outside of municipal limits and has a connected demand upon initial full operation of 900 kilowatts or more. See "THE MEMBERS--Service Area and Competition" in Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. The Members, with Oglethorpe's support, are actively engaged in competition with other retail electric suppliers for these new commercial and industrial loads. While the competition for 900 kilowatt loans represents only limited competition in Georgia, this competition has given Oglethorpe and the Members the opportunity to develop resources and strategies to operate in an increasingly competitive market. In 1996, sales by the Members to commercial and industrial customers, including both customers who had a choice of suppliers and those who did not, accounted for 26% of Members' total sales.

    Over the past years, Oglethorpe has taken several steps to prepare for and adapt to the fundamental changes which have occurred or are likely to occur in the electric utility industry and to reduce the possibility of incurring stranded costs. Most importantly, Oglethorpe completed the Corporate Restructuring and divided itself into generation, transmission and system operations companies in order to better serve its Members in a deregulated and competitive environment. See "General--Corporate Restructuring" herein. Since 1992, Oglethorpe also has pursued an interest cost reduction program. As a result of this program, Oglethorpe has prepaid $222 million of FFB debt and refinanced $1.1 billion of PCB debt and $1.2 billion of FFB debt. These steps have reduced Oglethorpe's interest costs significantly. See "Financial Condition--Refinancing Transactions" in Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

    Oglethorpe and the Members also amended the Wholesale Power Contracts in connection with the Corporate Restructuring. The Wholesale Power Contracts provide that the Members are jointly and severally responsible for all costs and expenses of all of the generation and purchased power resources of Oglethorpe existing on March 11, 1997, as well as certain future power resources. See "BUSINESS OF OGLETHORPE--New Wholesale Power Contracts" in Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. Each Wholesale Power Contract specifically provides that the Member must make payments whether or not power has been delivered and whether or not a plant has been sold or is otherwise unavailable. The formulary rate established by Oglethorpe in the rate schedule to the Wholesale Power
Contracts employs a rate methodology under which all categories of costs are specifically separated as components of a formula to determine Oglethorpe's revenue requirements. The rate schedule also allocated to the Members the responsibility for all of Oglethorpe's fixed costs. Oglethorpe's charges under the Wholesale Power Contracts may be adjusted by the Board of Directors. With respect to Oglethorpe, the RUS has retained certain approval rights over the changes to the Wholesale Power Contracts, including the rate schedule. See "BUSINESS OF OGLETHORPE--Electric Rates" in Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. As a result of these contractual agreements, the Members ultimately are liable for the existing power resources of Oglethorpe.

    Oglethorpe has also entered into arrangements with power marketers to obtain the value that can be brought by power marketers and to provide for future load requirements without taking all the risk associated with traditional suppliers. See "MEMBER REQUIREMENTS AND POWER SUPPLY RESOURCES--Power Purchase and Sale Arrangements--POWER MARKETER ARRANGEMENTS" in Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and "General--POWER SUPPLY SWAP ARRANGEMENTS" in Item 2 in Oglethorpe's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

    Oglethorpe and the Members continue to consider and evaluate a wide array of other potential actions to reduce costs and to maintain their competitiveness in anticipation of future competition. These activities on the part of Oglethorpe and the Members are in various stages of study or preliminary consideration. Many Members are now providing or considering proposals to provide non-traditional products and services such as telecommunications and other services. Depending on the nature of future competition in Georgia, there could be reasons for the Members to separate their physical distribution business from their energy business, or otherwise restructure their current businesses to operate effectively under retail competition. Oglethorpe continues to seek to identify and evaluate opportunities to reduce the cost of wholesale power to the Members.

    Oglethorpe currently defers certain costs of providing services to the Members pursuant to Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." Note 1 of Notes to Financial Statements in Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, sets forth the regulatory assets and liabilities reflected on Oglethorpe's balance sheet as of December 31, 1996. Regulatory assets represent probable future revenues to Oglethorpe associated with certain costs which will be recovered from Members through the rate-making process. Regulatory liabilities represent probably future reduction in revenues associated with amounts that are to be credited to Members through the rate-making process. In the event that Oglethorpe is no longer subject to the provisions of SFAS No. 71, Oglethorpe would be required to write off regulatory assets and liabilities. In addition, Oglethorpe would be required to determine any impairment to other assets, including plant, and write down the assets, if impaired, to their fair value.

Year 2000 Issue

    Many information systems have been designed to function based on years that begin with "19". Oglethorpe expects that by the year 2000 it will have adapted its systems, to the extent it considers necessary, to process years that begin with "20", and does not expect that the year 2000 issue will have a material adverse effect on its financial condition or results of operations.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings

    Oglethorpe's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 reported on an action by PECO Energy CompanyPower Team filed on June 17, 1997 with the Federal Energy Regulatory Commission relating to Oglethorpe and GTC.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (A) EXHIBITS

NUMBER     DESCRIPTION
---------  -----------
 4.8.1(b) First Supplemental Indenture, dated as of October 1, 1997, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1997B (Burke) Note

  27.1     Financial Data Schedule (for SEC use only).


  (B) REPORTS ON FORM 8-K

    No reports on Form 8-K were filed by Oglethorpe for the quarter ended September 30, 1997.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Oglethorpe Power Corporation
                                       (An Electric Membership Corporation)



Date: November 14, 1997            By: /s/ T. D. Kilgore
                                       ---------------------------------
                                           T. D. Kilgore
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)



Date: November 14, 1997                /s/ Mac F. Oglesby
                                       ---------------------------------
                                           Mac F. Oglesby
                                       Treasurer and Director
                                       (Principal Financial Officer)



Date: November 14, 1997                /s/ Robert D. Steele
                                       ---------------------------------
                                           Robert D. Steele
                                       Controller
                                       (Chief Accounting Officer)