Form 10-Q/A
period 1997-09-30
OGLETHORPE POWER CORP
filed 1997-11-28
CIK 788816

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                          -----------------------
                               FORM 10-Q / A

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

                         ---------------------------
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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes X    No ____

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The Registrant is a membership corporation and has no authorized or outstanding equity securities.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             OGLETHORPE POWER CORPORATION

                      INDEX TO QUARTERLY REPORT ON FORM 10-Q / A
                       FOR THE QUARTER ENDED SEPTEMBER 30, 1997


                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION

     Item 1.   Financial Statements

           Condensed Balance Sheets as of September 30, 1997 (Unaudited)
           and December 31, 1996                                             3

           Condensed Statements of Revenues and Expenses (Unaudited)
           for the Three Months and Nine Months Ended
           September 30, 1997 and 1996                                       5

           Condensed Statements of Cash Flows (Unaudited)
           for the Nine Months Ended September 30, 1997 and 1996             6

           Notes to the Condensed Financial Statements                       7

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations                 8


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                            17

     Item 6.   Exhibits and Reports on Form 8-K                             17


SIGNATURES                                                                  18

Oglethorpe Power Corporation
Condensed Balance Sheets
September 30, 1997 and December 31, 1996

PART I--FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS

                                                                                         (Dollars in thousands)
                                                                                           1997          1996
                                       Assets                                          (Unaudited)
                                                                                       ------------  ------------
Electric plant, at original cost:
  In service.........................................................................  $  4,906,315  $  5,742,597
  Less: Accumulated provision for depreciation.......................................    (1,382,063)   (1,488,272)
                                                                                       ------------  ------------
                                                                                          3,524,252     4,254,325
  Nuclear fuel, at amortized cost....................................................        86,980        86,722
  Plant acquisition adjustments, at amortized cost...................................       --              4,153
                                                                                       ------------  ------------
  Construction work in progress......................................................        13,059        31,181
                                                                                       ------------  ------------
                                                                                          3,624,291     4,376,381
                                                                                       ------------  ------------
Investments and funds:
  Bond, reserve and construction funds, at market....................................        32,328        53,955
  Decommissioning fund, at market....................................................       101,821        86,269
  Investment in associated organizations, at cost....................................        15,407        15,379
  Deposit on Rocky Mountain transactions, at cost....................................        51,325        41,685
                                                                                       ------------  ------------
                                                                                            200,881       197,288
                                                                                       ------------  ------------
Current assets:
  Cash and temporary cash investments, at cost.......................................        59,981       132,783
  Other short-term investments, at market............................................        96,145        91,499
  Receivables........................................................................       117,580       113,289
  Inventories, at average cost.......................................................        70,872        89,825
  Prepayments and other current assets...............................................        22,371        14,625
                                                                                       ------------  ------------
                                                                                            366,949       442,021
                                                                                       ------------  ------------
  Deferred charges:
  Premium and loss on reacquired debt, being amortized...............................       189,692       201,007
  Deferred amortization of Scherer leasehold.........................................        94,832        90,717
  Deferred debt expense, being amortized.............................................        13,641        21,703
  Other..............................................................................        36,994        33,058
                                                                                       ------------  ------------
                                                                                            335,159       346,485
                                                                                       ------------  ------------
                                                                                       $  4,527,280  $  5,362,175
                                                                                       ------------  ------------
                                                                                       ------------  ------------

   The accompanying notes are an integral part of these condensed statements.

Oglethorpe Power Corporation
Condensed Balance Sheets
September 30, 1997 and December 31, 1996

                                                                                         (Dollars in thousands)
                                                                                           1997          1996
                               Equity and Liabilities                                  (Unaudited)
                                                                                       ------------  ------------
Capitalization:
  Patronage capital and membership fees (including unrealized loss of ($515) at September 30, 1997 and ($844) at December 31, 1996 on
    available-for-sale securities)...................................................  $    321,771  $    356,229
  Long-term debt.....................................................................     3,171,511     4,052,470
  Obligations under capital leases...................................................       289,825       293,682
  Obligation under Rocky Mountain transactions.......................................        51,325        41,685
                                                                                       ------------  ------------
                                                                                          3,834,432     4,744,066
                                                                                       ------------  ------------
Current liabilities:
  Long-term debt and capital leases due within one year..............................        87,847       159,622
  Notes payable......................................................................        92,220       --
  Accounts payable...................................................................        53,641        42,891
  Accrued interest...................................................................        13,560        15,931
  Accrued and withheld taxes.........................................................        19,800         4,940
  Other current liabilities..........................................................         4,891         9,540
                                                                                       ------------  ------------
                                                                                            271,959       232,924
                                                                                       ------------  ------------
Deferred credits and other liabilities:
  Gain on sale of plant, being amortized.............................................        61,375        58,527
  Net benefit of sale of income tax benefits, being amortized........................        36,042        42,049
  Net benefit of Rocky Mountain transactions, being amortized........................        93,171        70,701
  Accumulated deferred income taxes..................................................        60,325        61,985
  Decommissioning reserve............................................................       141,399       124,468
  Other..............................................................................        28,577        27,455
                                                                                       ------------  ------------
                                                                                            420,889       385,185
                                                                                       ------------  ------------
                                                                                       $  4,527,280  $  5,362,175
                                                                                       ------------  ------------
                                                                                       ------------  ------------

   The accompanying notes are an integral part of these condensed statements.

Oglethorpe Power Corporation
Condensed Statements of Revenues and Expenses (Unaudited)
For the Three and Nine Months ended September 30, 1997 and 1996
----------------------------------------------------------------

                                                                               (dollars in thousands)

                                                                        Three Months              Nine Months
                                                                   ----------------------  ----------------------
                                                                      1997        1996        1997        1996
                                                                   ----------  ----------  ----------  ----------
Operating revenues:
 Sales to Members................................................  $  280,503  $  268,939  $  767,714  $  771,378
 Sales to non-Members............................................       6,076      17,709      33,226      61,187
                                                                   ----------  ----------  ----------  ----------
Total operating revenues.........................................     286,579     286,648     800,940     832,565
                                                                   ----------  ----------  ----------  ----------
Operating expenses:
 Fuel............................................................      61,206      54,807     152,799     158,465
 Production......................................................      34,216      31,296     103,760      93,293
 Purchased power.................................................      95,038      67,217     215,350     189,443
 Power delivery..................................................         (10)      4,110       3,969      11,974
 Depreciation and amortization...................................      30,154      36,684      96,534     109,774
 Taxes other than income taxes...................................       5,593       7,035      18,808      21,761
 Other operating expenses........................................       3,629      10,490      13,728      26,764
                                                                   ----------  ----------  ----------  ----------
Total operating expenses.........................................     229,826     211,639     604,948     611,474
                                                                   ----------  ----------  ----------  ----------
Operating margin.................................................      56,753      75,009     195,992     221,091
                                                                   ----------  ----------  ----------  ----------
Other income (expense):
 Interest income.................................................       7,247       8,698      21,002      17,438
 Amortization of net benefit of sale of income tax benefits......       2,799       2,008       8,396       6,023
 Amortization of deferred margins................................      --           6,966      --          24,120
 Allowance for equity funds used during construction.............          32          47          81         137
 Other...........................................................         457         761       4,025       1,782
                                                                   ----------  ----------  ----------  ----------
Total other income...............................................      10,535      18,480      33,504      49,500
                                                                   ----------  ----------  ----------  ----------
Interest charges:
 Interest on long-term debt and other obligations................      68,488      81,488     216,294     245,848
 Allowance for debt funds used during construction...............        (328)       (507)       (873)     (1,485)
                                                                   ----------  ----------  ----------  ----------
Net interest charges.............................................      68,160      80,981     215,421     244,363
                                                                   ----------  ----------  ----------  ----------
Net margin.......................................................  ($     872) $   12,508  $   14,075  $   26,228
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------


   The accompanying notes are an integral part of these condensed statements.

Oglethorpe Power Corporation
Condensed Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 1997 and 1996

                                                                                         (DOLLARS IN THOUSANDS)
                                                                                            1997         1996
                                                                                         -----------  -----------
Cash flows from operating activities:
  Net margin...........................................................................  $    14,075  $    26,228
                                                                                         -----------  -----------
  Adjustments to reconcile net margin to net cash provided by operating activities:
    Depreciation and amortization......................................................      139,190      132,565
    Net benefit of Rocky Mountain transactions.........................................       22,470      --
    Deferred gain from Corporate Restructuring.........................................        4,670      --
    Allowance for equity funds used during construction................................          (81)        (137)
    Amortization of deferred margins...................................................      --           (24,120)
    Amortization of net benefit of sale of income tax benefits.........................       (8,396)      (6,023)
    Other..............................................................................        1,445        3,025

  Change in net current assets, excluding long-term debt due within one year, notes payable and deferred margins to be refunded within one year:
    Receivables........................................................................          533       (8,013)
    Inventories........................................................................        9,972      (9,8580
    Prepayments and other current assets...............................................       (7,816)          37
    Accounts payable...................................................................       11,335       (4,897)
    Accrued interest...................................................................       (2,251)     (70,290)
    Accrued and withheld taxes.........................................................       14,860       20,701
    Other current liabilities..........................................................         (634)      (6,299)
                                                                                         -----------  -----------
      Total adjustments................................................................      185,297       26,691
                                                                                         -----------  -----------
    Net cash provided by operating activities..........................................      199,372       52,919
                                                                                         -----------  -----------
  Cash flows from investing activities:
    Property additions.................................................................      (49,874)     (69,211)
    Net proceeds from bond, reserve and construction funds.............................       21,616        3,060
    (Decrease) Increase in investment in associated organizations......................          (28)         429
    Increase in other short-term investments...........................................       (4,306)     (14,629)
    Increase in decommissioning fund...................................................       (7,709)      (4,970)
    Net cash received in Corporate Restructuring.......................................       24,539      --
                                                                                         -----------  -----------
      Net cash used in investing activities............................................      (15,762)     (85,321)
                                                                                         -----------  -----------
  Cash flows from financing activities:
    Debt proceeds, net.................................................................      188,030        3,092
    Debt payments......................................................................     (394,837)     (75,809)
    Retirement of patronage capital....................................................      (48,863)     --
    Other..............................................................................         (742)        (168)
                                                                                         -----------  -----------
      Net cash used in financing activities............................................     (256,412)     (72,885)
                                                                                         -----------  -----------
  Net decrease in cash and temporary cash investments..................................      (72,802)    (105,287)
  Cash and temporary cash investments at beginning of period...........................      132,783      201,151
                                                                                         -----------  -----------
  Cash and temporary cash investments at end of period.................................  $    59,981  $    95,864
                                                                                         -----------  -----------
                                                                                         -----------  -----------

  Cash paid for:
    Interest (net of amounts capitalized)..............................................  $   202,400  $   301,675
    Income taxes.......................................................................  $       830  $   --

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


Results of Operations

Corporate Restructuring

As a result of the Corporate Restructuring, the Condensed Statements of Revenues and Expenses for the nine months ended September 30, 1997 reflect operations as a combined power supply, transmission and system operations company through March 31, 1997, and operations solely as a power supply company thereafter. Although the Corporate Restructuring was completed on March 11, 1997, pursuant to the restructuring agreement among Oglethorpe, GTC and GSOC, all transmission-related and systems operations-related revenues were assigned to Oglethorpe, and all transmission-related and systems operations-related costs were paid or reimbursed by Oglethorpe during the period March 11, 1997 through March 31, 1997. Decreases in operating revenues, power delivery expenses, depreciation and amortization, taxes other than income taxes, operating margin and net interest charges from 1996 to 1997 are primarily attributable to the Corporate Restructuring. See Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 for a pro forma presentation of the Statement of Revenues and Expenses reflecting the exclusion of the transmission and system operations businesses, as though the Corporate Restructuring had occurred at the beginning of 1996, for the year ended
December 31, 1996 (Note 11 of Notes to Financial Statements).

For the Three Months and Nine Months Ended September 30, 1997 and 1996

Oglethorpe's net margin (loss) for the three months and nine months ended September 30, 1997 was($0.9) million and$14.1 million, respectively, compared to $12.5 million and $26.2 million for the same periods of 1996. In August 1997, due to achieving a year-to-date net margin higher than required by its Indenture, the Oglethorpe Board of Directors adjusted the 1997 budget thereby lowering the revenue requirement by a total of $4.0 million. Such reduction in revenues was implemented by reducing the capacity charges for August 1997. Year-to-date net margin for 1997, after this adjustment, is sufficient to meet margin requirements. The higher net margin in 1996 resulted primarily from unbudgeted savings in interest and decommissioning costs and from higher than expected interest income.

Operating Revenues

Revenues from sales to Members for the three months and nine months ended September 30, 1997 were 4.3% higher for the three months and 0.5% lower year-to-date compared to the same periods of 1996. While revenues from Members have been reduced due to the removal of capacity revenues relating to the transmission business, this decrease has been offset by an increase in energy revenues from sales to Members. Such energy revenues were 65.1% higher for the three months ended September 30, 1997 compared to the same period of 1996 and 33.7%higher for the nine-month period compared to 1996. Megawatt-hour (MWh) sales to the Members were 11.4% and 2.2% higher in the current three-month and nine-month periods compared to the same periods of 1996. Consequently, Oglethorpe's average energy revenue per MWh from sales to Members for the three-month and nine-month periods were 48.3% and 30.8% higher in 1997 compared to 1996, respectively. This increase was primarily because the short-term power marketer arrangements with Duke/Louis Dreyfus (DLD) and Enron Power Marketing Inc. (EPMI) had allowed Oglethorpe to pass through significant savings in the first nine months of 1996. During the first nine months of 1996, Oglethorpe had power marketer arrangements with DLD and EPMI to supply 100% of the load requirements of the Members. As noted under "General Power Marketer Arrangements" above, Oglethorpe has entered into power marketer arrangements with LEM effective January 1, 1997 for approximately 50% of the load requirements of the Members and with Morgan Stanley effective May 1, 1997 with respect to 50% of the forecasted load requirements of the Members.

Sales to non-Members were primarily made pursuant to contractual arrangements with Georgia Power Company (GPC) and from energy sales to other utilities and power marketers. The following table summarizes the amounts of non-Member revenues from these sources for the three months and nine months ended September 30, 1997 and 1996:

                                       Three Months            Nine Months
                                   Ended September 30,      Ended September 30,
                                      1997      1996         1997      1996
                                    -------   -------      -------    -------
                                             (dollars in thousands)

GPC- Power supply arrangements     $    283  $  2,947      $12,847    $10,872
Sales to other utilities              5,021    11,795       14,691     34,595
Sales to power marketers                772     1,150        3,508      8,846
ITS transmission agreements              --     1,817        2,180      6,874
                                    -------   -------      -------    -------
     Total                          $ 6,076   $17,709      $33,226    $61,187
                                    -------   -------      -------    -------

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

Under the current LEM and Morgan Stanley power marketer arrangements, and previously, under the DLD and EPMI power marketer arrangements, sales to the power marketers represented the net energy transmitted on behalf of LEM, Morgan Stanley, DLD and EPMI off-system on a daily basis from Oglethorpe's total resources. Such energy was sold to LEM, Morgan Stanley,DLD and EPMI at Oglethorpe's cost, subject to certain limitations. The volume of sales to power marketers depends primarily on the power marketers' decisions for servicing their load requirements.

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

Operating Expenses

Operating expenses were 8.6% higher in the current quarter and 1.1% lower for the nine months ended September 30, 1997 compared to the same periods of 1996. Since April 1, 1997, certain operating expenses have been reduced due to the elimination of expenses relating to the transmission business assumed by GTC in connection with the Corporate Restructuring. However, the changes in fuel expense and the increases in production operations and maintenance costs were unaffected by the Corporate Restructuring. Fuel costs increased 11.7% in the third quarter and decreased 3.6% for the nine months ended September 30, 1997 from the same periods of the prior year, respectively. Total megawatt-hours
(MWhs) of generation increased 7.4% in the current quarter and decreased 1.0%year-to-date. For the current quarter, fossil generation was 11.6% higher compared to the same period of 1996 due to a maintenance outage at Scherer Unit No. 1 in July 1996 and due to higher utilization of Plant Wansley in 1997. The higher fossil generation in the third quarter resulted in higher average fuel costs. For the nine months ended September 30, 1997 the mix of generation was more nuclear and less fossil generation than in 1996 resulting in lower average fuel costs. The decrease in fossil generation resulted primarily from a maintenance outage during February and March 1997 at Plant Scherer Unit No. 1. Also, the higher nuclear generation during 1997 compared to 1996 was achieved as a result of having three refueling outages in the first nine months of 1996 compared to two in 1997. Conversely, the increase in production operations and maintenance costs was partly attributable to the 1997 maintenance outage at Plant Scherer Unit No. 1. In addition, effective January 1, 1996, the costs of nuclear refueling outages are deferred and amortized over the 18-month period following the outage. Such change in accounting resulted in a $12.9 million deferral of maintenance costs in the first nine months of 1996.

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

Other Income

Other income for the three months and nine months ended September 30, 1997 decreased compared to the same periods of 1996 primarily as a result of Oglethorpe utilizing, as planned, all remaining amounts available under its deferred margin rate mechanism during 1996. (For a discussion of deferred margins, see Note 1 of Notes to Financial Statements in Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.) Interest income was higher for the nine months ended September 30,1997 compared to the same period of 1996 partly due to higher earnings from the decommissioning fund and partly due to income from the deposits from the Rocky Mountain transactions. The deposits were made in December 1996 and January 1997.


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

The increases in the deposit on, the obligation under and net benefit of the Rocky Mountain transactions resulted from the completion of the lease transactions for the remainder of Oglethorpe's interest in Rocky Mountain in January 1997. For a discussion of the Rocky Mountain transactions, see Notes 1 and 2 of Notes to Financial Statements in Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

The decrease in cash and temporary cash investments was partly due to the payment of the $49 million special patronage capital distribution made in connection with the Corporate Restructuring discussed above and partly due to a prepayment in 1997 of Federal Financing Bank (FFB) debt made from the proceeds of the December 1996 and January 1997 Rocky Mountain transactions.

Inventories decreased as a result of lower coal inventories at Plants Scherer and Wansley primarily due to recent problems associated with rail transportation in the current quarter and due to the seasonal demands of summer. The rail transportation providers expect operations to return to normal by the beginning of 1998. Should deliveries of coal be subject to ongoing delay or disruption, there is a potential for upward price pressure on such coal with a consequent possibility of increased prices for energy.

Prepayments and other current assets increased due to a $9.9 million increase in the estimated payment made to GPC for Plant Hatch operations and maintenance costs for October 1997 compared to the estimate paid for January 1997. The increase in the estimate paid related to planned refueling outage and uprate costs at Plant Hatch Unit No. 2.

The change in premium and loss on reacquired debt resulted partly from premiums paid in connection with FFB debt prepayment and a PCB refunding, excluding the effect of the portion of these costs assumed by GTC in the Corporate Restructuring.

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

The $92 million classified as Notes Payable on the Condensed Balance Sheet relates to commercial paper outstanding which was issued to defease approximately $92 million in principal amount of Series 1992 PCBs. It is Oglethorpe's intent to refinance this commercial paper on a long-term basis by issuing medium term notes or PCBs. However, as no formal financing agreement is in place for this longer term refinancing, the $92 million has been classified as a current liability.

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

Several states are in the process of implementing varying forms of "retail wheeling" (the transmission of power for a third party directly to a retail customer) and most others are in various stages of considering retail competition. Proposed federal legislation could mandate retail wheeling in every state. No legislation related to retail wheeling has yet been enacted in Georgia, and, currently, no bill is pending in the Georgia legislature which would amend the Georgia Territorial Electric Service Act (Territorial Act) or otherwise affect the exclusive right of the Members to supply power to their current service territories. In 1997, the staff of the Georgia Public Service Commission (GPSC) conducted a series of workshops to solicit views from the various parties impacted by electric industry restructuring and to discuss potential resolutions of these issues. The GPSC staff anticipates presenting a report to the GPSC that will identify electric industry restructuring issues, potential resolutions and the views of the parties who participated in the workshops. The GPSC does not have the authority under Georgia law to order retail wheeling or amend the Territorial Act. Oglethorpe and the Members participated in the GPSC staff workshops and are actively monitoring and studying legislative initiatives in Congress and in other states to take advantage of the experiences of cooperatives and other utilities in other states to protect their interests in future legislative activities in Georgia.

Under current Georgia law, the Members generally have the exclusive right to provide retail electric service in their respective territories. Since 1973, however, Georgia has permitted limited competition among electric utilities located in Georgia for sales of electricity to certain large commercial or industrial customers. Pursuant to the Territorial Act, the owner of any new facility may receive electric service from the power supplier of its choice if the facility is located outside of municipal limits and has a connected demand upon initial full operation of 900 kilowatts or more. See "THE MEMBERS--Service Area and Competition" in Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. The Members, with Oglethorpe's support, are actively engaged in competition with other retail electric suppliers for these new commercial and industrial loads. While the competition for 900 kilowatt loads represents only limited competition in Georgia, this competition has given Oglethorpe and the Members the opportunity to develop resources and strategies to operate in an increasingly competitive market.

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

Oglethorpe and the Members also amended the Wholesale Power Contracts in connection with the Corporate Restructuring. The Wholesale Power Contracts provide that the Members are jointly and severally responsible for all costs and expenses of all of the generation and purchased power resources of Oglethorpe existing on March 11, 1997, as well as certain future power resources. See "BUSINESS OF OGLETHORPE--New Wholesale Power Contracts" in Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. Each Wholesale Power Contract specifically provides that the Member must make payments whether or not power has been delivered and whether or not a plant has been sold or is otherwise unavailable. The formulary rate established by Oglethorpe in the rate schedule to the Wholesale Power Contracts employs a rate methodology under which all categories of costs are specifically separated as components of a formula to determine Oglethorpe's revenue requirements. The rate schedule also allocates to the Members the responsibility for all of Oglethorpe's fixed costs. Oglethorpe's charges under the Wholesale Power Contracts may be adjusted by the Board of Directors. With respect to Oglethorpe, the RUS has retained certain approval rights over the changes to the Wholesale Power Contracts, including the rate schedule. See "BUSINESS OF OGLETHORPE--Electric Rates" in Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. As a result of these contractual agreements, the Members ultimately are liable for the existing power resources of Oglethorpe.

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

At this time, Oglethorpe cannot predict the outcome of the various developments that may lead to increased competition in the electric utility industry or the effect of such developments on Oglethorpe or its Members.

Year 2000 Issue

Many information systems have been designed to function based on years that begin with "19". Oglethorpe expects that by the year 2000 it will have adapted its systems, to the extent it considers necessary, to process years that begin with "20", and does not expect that the year 2000 issue will have a material adverse effect on its financial condition or results of operations.

PART II -   OTHER INFORMATION

Item 1.  Legal Proceedings

Oglethorpe's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 reported on an action by PECO Energy Company Power Team filed on June 17, 1997 with the Federal Energy Regulatory Commission relating to Oglethorpe and GTC.

Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibits

  Number    Description
 -------    -----------

 4.8.1(b) First Supplemental Indenture, dated as of October 1, 1997, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1997B (Burke) Note.(Filed as Exhibit 4.8.1(b) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1997. File No. 33-7591.)

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


                                    Oglethorpe Power Corporation
                                    (An Electric Membership Corporation)


Date:  November 25, 1997            By:   /s/ T. D. Kilgore
                                          -----------------------------
                                              T. D. Kilgore
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)



Date:  November 25, 1997            /s/ Mac F. Oglesby
                                    -----------------------------
                                        Mac F. Oglesby
                                    Treasurer and Director
                                    (Principal Financial Officer)



Date:  November 25, 1997            /s/ Robert D. Steele
                                    -----------------------------
                                        Robert D. Steele
                                    Controller
                                    (Chief Accounting Officer)