Form 10-K
period 1997-12-31
OGLETHORPE POWER CORP
filed 1998-03-11
CIK 788816

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                            ------------------------

                                   FORM 10-K

    (MARK ONE)
       /X/                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                                THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

       / /              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                                THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO ______

                          COMMISSION FILE NO. 33-7591
                            ------------------------

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

    State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. NONE

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

    Documents Incorporated by Reference: NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          OGLETHORPE POWER CORPORATION

                          1997 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

      ITEM                                                                                                           PAGE
-----------                                                                                                          -----
                                                           PART I

         1   Business...........................................................................................           1
               Oglethorpe Power Corporation.....................................................................           1
               The Members......................................................................................           9
               Member Requirements and Power Supply Resources...................................................          13
               Certain Factors Affecting the Electric Utility Industry..........................................          18
               Other Information................................................................................          21

         2   Properties.........................................................................................          22
               Generating Facilities............................................................................          22
               Co-Owners of the Plants and the Plant Agreements.................................................          25

         3   Legal Proceedings..................................................................................          28

         4   Submission of Matters to a Vote of Security Holders................................................          28

                                                           PART II

         5   Market for Registrant's Common Equity and Related Stockholder Matters..............................          29

         6   Selected Financial Data............................................................................          29

         7   Management's Discussion and Analysis of Financial Condition and Results of Operations..............          30

        7A   Quantitative and Qualitative Disclosures About Market Risk.........................................          41

         8   Financial Statements and Supplementary Data........................................................          41

         9   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............          61

                                                          PART III

        10   Directors and Executive Officers of the Registrant.................................................          61

        11   Executive Compensation.............................................................................          65

        12   Security Ownership of Certain Beneficial Owners and Management.....................................          67

        13   Certain Relationships and Related Transactions.....................................................          67

                                                           PART IV

        14   Exhibits, Financial Statement Schedules, and Reports on Form 8-K...................................          68

                              SELECTED DEFINITIONS

    When used herein the following terms will have the meanings indicated below:

TERM           MEANING
-------------  ---------------------------------------------------------------------------------------------------
ADSCR          Annual Debt Service Coverage Ratio

AFUDC          Allowance For Funds Used During Construction

BPSA           Block Power Sale Agreement

CFC            National Rural Utilities Cooperative Finance Corporation

DSC            Debt Service Coverage Ratio

EMC            Electric Membership Corporation

EPI            Entergy Power, Inc.

FERC           Federal Energy Regulatory Commission

FFB            Federal Financing Bank

GPC            Georgia Power Company

GPSC           Georgia Public Service Commission

GSOC           Georgia System Operations Corporation

GTC            Georgia Transmission Corporation (An Electric Membership Corporation)

ITS            Integrated Transmission System

ITSA           Revised and Restated Integrated Transmission System Agreement

kWh            Kilowatt-hours

LEM            LG&E Energy Marketing Inc.

MEAG           Municipal Electric Authority of Georgia

MFI            Margins for Interest

MW             Megawatts

MWh            Megawatt-hours

NRC            Nuclear Regulatory Commission

PCBs           Pollution Control Revenue Bonds

PCR            Percentage Capacity Responsibility

PPA            Prior Period Adjustment

PURPA          Public Utility Regulatory Policies Act

RUS            Rural Utilities Service

SEPA           Southeastern Power Administration

SONOPCO        Southern Nuclear Operating Company

TIER           Times Interest Earned Ratio

TVA            Tennessee Valley Authority

                                     PART I

ITEM 1. BUSINESS

                          OGLETHORPE POWER CORPORATION

GENERAL

    Oglethorpe Power Corporation (An Electric Membership Corporation) ("Oglethorpe") is a Georgia electric membership corporation incorporated in 1974 and headquartered in metropolitan Atlanta. Oglethorpe is owned by 39 retail electric distribution cooperative members (the "Members"), who, in turn, are owned by their retail consumers. Oglethorpe is the largest electric cooperative in the United States in terms of operating revenues, assets, kWh sales and, through the Members, consumers served. Oglethorpe and its subsidiary, EnerVision, Inc., Tailored Energy Solutions ("EnerVision"), have approximately 170 employees.

    As with cooperatives generally, Oglethorpe operates on a not-for-profit basis. Oglethorpe's principal business is providing wholesale electric power to the Members. (See "Power Supply Business" herein.) The Members are local consumer-owned distribution cooperatives providing retail electric service on a not-for-profit basis. In general, the customer base of the Members consists of residential, commercial and industrial consumers within specific geographic areas. The Members serve approximately 1.2 million electric consumers (meters) representing approximately 2.8 million people. For information on the Members, see "THE MEMBERS."

    Oglethorpe's mailing address is 2100 East Exchange Place, Post Office Box 1349, Tucker, Georgia 30085-1349, and its telephone number is (770) 270-7600.

COOPERATIVE PRINCIPLES

    Cooperatives like Oglethorpe are business organizations owned by their members, which are also either their wholesale or retail customers. As not-for-profit organizations, cooperatives are intended to provide services to their members at the lowest possible cost, in part by eliminating the need to produce profits or a return on equity. Cooperatives may make sales to non-members, the effect of which is generally to reduce costs to members. Today, cooperatives operate throughout the United States in such diverse areas as utilities, agriculture, irrigation, insurance and credit.

    All cooperatives are based on similar business principles and legal foundations. Generally, an electric cooperative designs its rates to recover its cost-of-service and plans to collect a reasonable amount of revenues in excess of expenses (i.e., margins) to increase its patronage capital, which is the equity component of its capitalization. Any such margins, which are considered capital contributions (i.e., equity) from the members, are held for the accounts of the members and returned to them when the board of directors of the cooperative deems it prudent to do so. The timing and amount of any actual return of capital to the members depends on the financial goals of the cooperative and the cooperative's loan and security agreements.

CORPORATE RESTRUCTURING

    Oglethorpe and the Members completed a corporate restructuring (the "Corporate Restructuring") on March 11, 1997, in which Oglethorpe was divided into three specialized operating companies to respond to increasing competition and regulatory changes in the electric industry. Oglethorpe's transmission business was sold to and is now owned and operated by Georgia Transmission Corporation (An Electric Membership Corporation) ("GTC"), a Georgia electric membership corporation formed for that purpose. Oglethorpe's system operations business was sold to and is now owned and operated by Georgia System Operations Corporation ("GSOC"), a Georgia nonprofit corporation formed for that purpose.

Oglethorpe and the 39 Members are the owners and members of GTC. Oglethorpe, the 39 Members and GTC are the owners and members of GSOC.

    GTC purchased the transmission business for an appraised fair market value purchase price of approximately $709 million. The purchase price was paid primarily by GTC's assumption of a portion (approximately 16.86%) of Oglethorpe's long-term secured debt in an amount equal to approximately $686 million. Approximately $541 million of this debt (payable to the Rural Utilities Service ("RUS"), the Federal Financing Bank ("FFB") and CoBank, ACB ("CoBank")) became the sole obligation of GTC, and Oglethorpe was released from all liability with regard to this debt. The remaining $145 million of debt assumed by GTC relates to Oglethorpe's pollution control revenue bonds ("PCBs"). While GTC assumed and agreed to pay this $145 million of debt, Oglethorpe was not legally released from its obligation to repay this debt. For financial reporting purposes, this debt is not shown on Oglethorpe's balance sheet and is shown on Oglethorpe's capitalization table as being assumed by GTC. (See "SELECTED FINANCIAL DATA" in Item 6 and "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" in
Item 8). The remainder of the purchase price was paid by GTC from cash obtained through a loan from National Rural Utilities Cooperative Finance Corporation ("CFC") and the assumption of approximately $2 million of other Oglethorpe liabilities. Oglethorpe also made a special patronage capital distribution of approximately $49 million to the Members which was used by the Members to establish equity in and to provide initial working capital to GTC. GTC now provides transmission services to the Members, Oglethorpe and third parties. GTC succeeded to all of Oglethorpe's rights and obligations with respect to the Integrated Transmission System ("ITS"). (See "Relationship with GTC" herein for further discussion of the ITS.)

    The system operations business and assets sold to GSOC consist of the system control center and related energy control and revenue metering systems equipment. The purchase price totaled approximately $9.4 million and was paid by
(i) GSOC's assumption of Oglethorpe's obligations under an existing note held by the RUS, (ii) delivery of a purchase money note payable to Oglethorpe, and (iii) the assumption of certain other liabilities of Oglethorpe. GSOC now operates the system control center and provides system operations services to the Members, Oglethorpe and GTC.

    Oglethorpe continues to operate its power supply business and administer its power purchase contracts. Oglethorpe retained all of its owned and leased generation assets and, as of December 31, 1997, had total assets of approximately $4.5 billion and total long-term debt of approximately $3.6 billion. (See "Power Supply Business" herein and "MEMBER REQUIREMENTS AND POWER SUPPLY RESOURCES.")

    Effective with the Corporate Restructuring, the Members amended Oglethorpe's Bylaws to implement a new governance structure with an 11-member board of directors consisting of six directors elected from the Members, four independent outside directors and Oglethorpe's President and Chief Executive Officer. This smaller board replaced Oglethorpe's former 39-member board comprised of directors nominated from and by each Member. (See "DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT" in Item 10 for further information.)

    Contemporaneously with the Corporate Restructuring, Oglethorpe replaced its prior Consolidated Mortgage and Security Agreement, dated as of September 1, 1994, by and among Oglethorpe and the United States of America, acting through the Administrator of the RUS, and certain other mortgagees (the "RUS Mortgage"), with an Indenture, dated as of March 1, 1997, from Oglethorpe to SunTrust Bank, Atlanta ("SunTrust"), as trustee (as supplemented, the "Mortgage Indenture"). As did the RUS Mortgage, the Mortgage Indenture constitutes a lien on substantially all of the owned tangible and certain intangible property of Oglethorpe. (See "Electric Rates" herein and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--General--RATES AND FINANCIAL COVERAGE REQUIREMENTS" in Item 7 for further discussion of the revenue requirements of the Mortgage Indenture.)

    Immediately after the Corporate Restructuring, Oglethorpe's corporate name was changed from "Oglethorpe Power Corporation (An Electric Membership Generation & Transmission Corporation)" to "Oglethorpe Power Corporation (An Electric Membership Corporation)" to reflect that it no longer provides transmission services.

    In connection with the Corporate Restructuring, Oglethorpe undertook to remove the costs of its marketing services business from its general rates and recover these costs on a fee-for-services basis beginning in 1998. To do so, Oglethorpe created a subsidiary, EnerVision, to which it has transferred its marketing services business, which includes 30 full-time and 13 part-time employees. Further, all or part of this subsidiary may be sold to third parties. Oglethorpe does not expect any of these potential actions to have a material effect on its financial condition or results of operations.

POWER SUPPLY BUSINESS

    Oglethorpe provides wholesale electric service to the 39 Members pursuant to long-term, take-or-pay Wholesale Power Contracts described herein that obligate the Members on a joint and several basis to pay rates sufficient to pay all the costs of owning and operating Oglethorpe's power supply business. (See "Wholesale Power Contracts" herein.) Oglethorpe supplies capacity and energy to the Members from a combination of owned and leased generating plants and power purchased under long-term contracts with other power suppliers and power marketers. GTC provides transmission services to the Members for delivery of the Members' power purchases.

    Oglethorpe owns or leases undivided interests in thirteen generating units. These units provide Oglethorpe with a total of 3,335 megawatts ("MW") of nameplate capacity, consisting of 1,500.6 MW of coal-fired capacity, 1,185 MW of nuclear-fueled capacity, 632.5 MW of pumped storage hydroelectric capacity, 14.8 MW of oil-fired combustion turbine capacity and 2.1 MW of conventional hydroelectric capacity. Oglethorpe's generating units consist of 30% undivided interests in the Edwin I. Hatch Plant ("Plant Hatch"), the Hal B. Wansley Plant ("Plant Wansley") and the Alvin W. Vogtle Plant ("Plant Vogtle"), a 60% undivided interest in the Robert W. Scherer Unit No. 1 ("Scherer Unit No. 1"), a 60% undivided interest in the Robert W. Scherer Unit No. 2 ("Scherer Unit No. 2"), a 100% interest in the Tallassee Project at the Walter W. Harrison Dam ("Tallassee") and a 74.61% undivided interest in the Rocky Mountain Pumped Storage Hydroelectric Facility ("Rocky Mountain"). Plant Hatch consists of two nuclear-fueled units, with nameplate ratings of 810 MW and 820 MW, respectively. Plant Wansley consists of two coal-fired units, each with a nameplate rating of 865 MW. Plant Wansley also includes a 49.2 MW oil-fired combustion turbine. Plant Vogtle consists of two nuclear-fueled units, each with a nameplate rating of 1,160 MW. Plant Scherer consists of four coal-fired units, each with a nameplate rating of 818 MW, with Oglethorpe having an interest only in Scherer Unit No. 1 and Scherer Unit No. 2. Tallassee is a conventional hydroelectric facility with a nameplate rating of 2.1 MW. Rocky Mountain is a 3 unit pumped storage hydroelectric facility with a nameplate rating of 847.8 MW. (See "MEMBER REQUIREMENTS AND POWER SUPPLY RESOURCES--General" and "GENERATING FACILITIES--General" in Item 2.")

    Participants in Plants Hatch, Wansley and Vogtle and Scherer Units No. 1 and No. 2 also include the Municipal Electric Authority of Georgia ("MEAG"), the City of Dalton ("Dalton") and Georgia Power Company ("GPC"). GPC serves as operating agent for these units. GPC is also a participant in Rocky Mountain which is operated by Oglethorpe.

    Oglethorpe utilizes long-term power marketer arrangements to reduce the cost of power to the Members. Oglethorpe has entered into power marketer agreements with LG&E Energy Marketing Inc. ("LEM") effective January 1, 1997, for approximately 50% of the load requirements of the Members and with Morgan Stanley Capital Group Inc. ("Morgan Stanley") effective May 1, 1997, with respect to 50% of the forecasted load requirements of the Members. The LEM agreements are based on the actual requirements of the Members during the contract term, whereas the Morgan Stanley agreement represents a fixed supply obligation. Under these power marketer agreements, Oglethorpe purchases energy at fixed prices covering a portion of the costs of energy to its Members. LEM and Morgan Stanley, in turn, have certain rights to market excess energy from the Oglethorpe system. All of Oglethorpe's existing generating facilities and power purchase arrangements are available for use by LEM and Morgan Stanley for the term of the respective agreements. Oglethorpe continues to be responsible for all the costs of its system resources but receives revenue from LEM and Morgan Stanley for the use of the resources. (See "MEMBER REQUIREMENTS AND POWER SUPPLY RESOURCES--General" and "--Power Marketer Arrangements.")

    Oglethorpe purchases a total of approximately 1,250 MW of power pursuant to power purchase agreements with GPC, Big Rivers Electric Corporation ("Big Rivers"), Entergy Power, Inc. ("EPI"), and Hartwell Energy Limited Partnership ("Hartwell"). Oglethorpe has also contracted to purchase 275 MW of peaking capacity from Florida Power Corporation during the summer of 1998. (See "MEMBER REQUIREMENTS AND POWER SUPPLY RESOURCES--Power Purchase and Sale Arrangements.")

WHOLESALE POWER CONTRACTS

    In connection with the Corporate Restructuring, Oglethorpe and each of the Members entered into substantially similar Amended and Restated Wholesale Power Contracts, dated August 1, 1996 (the "Wholesale Power Contracts"), each of which extends through December 31, 2025. Each Wholesale Power Contract permits a Member to take future incremental power requirements either from Oglethorpe or other sources. Under its Wholesale Power Contract, a Member is unconditionally obligated on an express "take-or-pay" basis for a fixed allocation of Oglethorpe's costs for its existing generation and purchased power resources, as well as the costs with respect to any future resources in which such Member elects to participate. Each Wholesale Power Contract specifically provides that the Member must make payments whether or not power is delivered and whether or not a plant has been sold or is otherwise unavailable. Oglethorpe is obligated to use its reasonable best efforts to operate, maintain and manage its resources in accordance with prudent utility practices. The Wholesale Power Contracts provide that Oglethorpe will be responsible for power supply planning, resource procurement and sales of capacity and energy for Members unless a Member notifies Oglethorpe that it does not want Oglethorpe to provide those services to it.

    Each Member's cost responsibility under its Wholesale Power Contract is based on agreed-upon fixed percentage capacity responsibilities ("PCRs"). PCRs have been assigned for all of Oglethorpe's existing generation and purchased power resources. PCRs for any future resource will be assigned only to Members choosing to participate in that resource. The Wholesale Power Contracts provide that each Member will be jointly and severally responsible for all costs and expenses of all existing generation and purchased power resources, as well as for any future resources (whether or not such Member has elected to participate in such future resource) that are approved by 75% of Oglethorpe's Board of Directors and 75% of the Members. For resources so approved in which less than all Members participate, costs are shared first among the participating Members, and if all participating Members default, each non-participating Member is expressly obligated to pay a proportionate share of such default.

    The Wholesale Power Contracts contain covenants by each Member (i) to establish, maintain and collect rates and charges for the service of its electric system, and (ii) to conduct its business in a manner which will produce revenues and receipts at least sufficient to enable the Member to pay to Oglethorpe, when due, all amounts payable by the Member under its Wholesale Power Contract and to pay any and all other amounts payable from, or which might constitute a charge or a lien upon, the revenues and receipts derived from its electric system, including all operation and maintenance expenses and the principal of, premium, if any, and interest on all indebtedness related to the Member's electric system.

    See "MEMBER REQUIREMENTS AND POWER SUPPLY RESOURCES" for a description of the Members' demand and energy requirements and the related power supply resources. See also

"MEMBER REQUIREMENTS AND POWER SUPPLY RESOURCES--Power Marketing
Arrangements--RELATED AGREEMENTS" regarding supplemental agreements to the Wholesale Power Contracts relating to the power marketer agreements.

ELECTRIC RATES

    Each Member is required to pay Oglethorpe for capacity and energy furnished under its Wholesale Power Contract in accordance with rates established by Oglethorpe. Oglethorpe reviews its rates at such intervals as it deems appropriate but is required to do so at least once every year. Oglethorpe is required to revise its rates as necessary so that the revenues derived from such rates, together with its revenues from all other sources, will be sufficient, but only sufficient to pay all costs of its system, including operating and maintenance costs, the cost of purchased power, the cost of transmission services, and principal and interest on all indebtedness (including capital lease obligations) of Oglethorpe, all costs associated with decommissioning or otherwise retiring any generating facility, to provide for the establishment and maintenance of reasonable reserves, and to enable Oglethorpe to comply with all financial requirements under the Mortgage Indenture. (See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--General--RATES AND FINANCIAL COVERAGE REQUIREMENTS" in Item 7.)

    Under the Mortgage Indenture, Oglethorpe is required, subject to any necessary regulatory approval, to establish and collect rates which are reasonably expected, together with other revenues of Oglethorpe, to yield an MFI Ratio described herein for each fiscal year equal to at least 1.10. Margins for Interest ("MFI") is defined in the Mortgage Indenture to be the sum of net margins of Oglethorpe (which includes revenues of Oglethorpe subject to refund at a later date but excludes provisions for (i) non-recurring charges to income, including the non-recoverability of assets or expenses, except to the extent Oglethorpe determines to recover such charges in rates, and (ii) refunds of revenues collected or accrued subject to refund) plus interest charges, whether capitalized or expensed, on all indebtedness secured under the Mortgage Indenture or by a lien equal or prior to the lien of the Mortgage Indenture, including amortization of debt discount and expense or premium but excluding interest charges on indebtedness assumed by GTC ("Interest Charges"), plus any amount included in net margins for accruals for federal or state income taxes imposed on income after deduction of interest expense. MFI takes into account any item of net margin, loss, gain or expenditure of any affiliate or subsidiary of Oglethorpe only if Oglethorpe has received such net margins or gains as a dividend or other distribution from such affiliate or subsidiary or if Oglethorpe has made a payment with respect to such losses or expenditures. "MFI Ratio" is the ratio of MFI to total Interest Charges for a given period. (See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--General--RATES AND FINANCIAL COVERAGE REQUIREMENTS" in Item 7.)

    The formulary rate established by Oglethorpe in the rate schedule to the Wholesale Power Contracts employs a rate methodology under which all categories of costs are specifically separated as components of the formula to determine Oglethorpe's revenue requirements. The rate schedule also implements the responsibility for fixed costs assigned to each Member (i.e., the PCR). The monthly charges for capacity and other non-energy charges are based on Oglethorpe's annual budget. Such capacity and other non-energy charges may be adjusted by the Board of Directors, if necessary, during the year through an adjustment to the annual budget. Energy charges reflect the pass-through of actual energy costs whether incurred from generation or purchased power resources or under the power marketing arrangements.

    The rate schedule formula also includes a prior period adjustment ("PPA") mechanism designed to ensure that Oglethorpe achieves the minimum 1.10 MFI Ratio. Amounts, if any, by which Oglethorpe fails to achieve a minimum 1.10 MFI Ratio would be accrued as of December 31 of the applicable year and collected from the Members during the period April through December of the following year. Amounts within a range from a 1.10 MFI Ratio to a 1.20 MFI Ratio are retained as margins. Amounts, if any, by which Oglethorpe exceeds the maximum 1.20 MFI Ratio would be charged against revenues as of

December 31 of the applicable year and refunded to the Members during the period April through December of the following year. The rate schedule formula is intended to provide for the collection of revenues which, together with revenues from all other sources, are equal to all costs and expenses recorded by Oglethorpe, plus amounts necessary to achieve at least the minimum 1.10 MFI Ratio.

    Under the terms of Oglethorpe's prior RUS Mortgage, all rate revisions by Oglethorpe were subject to the approval of RUS. Under the Mortgage Indenture and related loan contract with RUS, however, adjustments to Oglethorpe's rates to reflect changes in Oglethorpe's budgets are not subject to RUS approval, except for any reduction in rates in a fiscal year following a fiscal year in which Oglethorpe has failed to meet the minimum 1.10 MFI Ratio set forth in the Mortgage Indenture. Changes to the rate schedule under the Wholesale Power Contracts are subject to RUS approval. Oglethorpe's rates are not subject to the approval of any other federal or state agency or authority, including the Georgia Public Service Commission (the "GPSC").

    For information regarding future rates, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--General--RATES AND FINANCIAL COVERAGE REQUIREMENTS" in Item 7.

RELATIONSHIP WITH GTC

    Oglethorpe and the 39 Members are members of GTC. GTC provides transmission services to the Members for delivery of the Members' power purchases from Oglethorpe, Southeastern Power Administration ("SEPA") and any other power suppliers. GTC also provides transmission services to Oglethorpe and third parties. Oglethorpe has entered into a transmission agreement with GTC to provide transmission services for third party transactions and for service to Oglethorpe's headquarters and the administration building at Rocky Mountain.

    GTC and the Members have entered into Member Transmission Service Agreements (the "Member Transmission Agreements") under which GTC provides transmission service to the Members pursuant to a transmission tariff. The Member Transmission Agreements have a minimum term for network service for current load until December 31, 2025. After an initial ten-year term, load growth above 1995 requirements may, with notice to GTC, be served by others. The Member Transmission Agreements provide that if a Member elects to purchase a part of its network service elsewhere, it must pay appropriate stranded costs to protect the other Members from any rate increase that could otherwise occur. Under the Member Transmission Agreements, Members have the right to design, construct and own new distribution substations.

    The Member Transmission Agreements provide that the Members are responsible, on a joint and several basis, for all of GTC's costs relating to its transmission business. The Member Transmission Agreements contain express covenants of the Members to set and collect retail rates sufficient to allow the Members to meet their respective obligations under the Member Transmission Agreements. The rate formula set forth in the transmission tariff is intended to recover all costs and expenses paid or incurred by GTC. The rate expressly includes in the description of costs to be recovered all principal and interest on indebtedness of GTC (including any indebtedness of Oglethorpe assumed by GTC). The rate further expressly provides for GTC to earn sufficient margins to satisfy the requirements of its new mortgage indenture, which is substantially similar to Oglethorpe's Mortgage Indenture.

    The GTC transmission tariff and associated Member Transmission Agreements were developed to be consistent with federal transmission policy as expressed in Order No. 888 of the Federal Energy Regulatory Commission ("FERC"). FERC's Order No. 888 mandates open access to essentially all transmission systems in order to promote competition in the bulk power markets and provides that non-regulated utilities (such as Oglethorpe and GTC) must provide access to their transmission systems on reciprocal terms and conditions in order to obtain transmission from FERC-regulated utilities. The transmission tariff and Member Transmission Agreements have been designed to facilitate the operation of GTC in the new regulatory environment and, accordingly, provide for GTC to serve on a nondiscriminatory basis both member and non-member customers on terms intended to meet FERC's reciprocity requirement. For information regarding a FERC filing relating to GTC and Oglethorpe, see "LEGAL PROCEEDINGS" in Item 3.

    GTC owns approximately 2,400 miles of transmission line and approximately 460 substations of various voltages. In connection with the Corporate Restructuring, GTC succeeded to Oglethorpe's rights in the ITS, which consists of transmission facilities owned by GTC, GPC, MEAG and Dalton. Through agreements, common access to the combined facilities that compose the ITS enables the owners to use their combined resources to make deliveries to or for their respective consumers, to provide transmission service to third parties and to make off-system purchases and sales.

    GTC's rights and obligations with respect to the ITS are governed by the Revised and Restated Integrated Transmission System Agreement with GPC (the "ITSA"), which was assigned to GTC in connection with the Corporate Restructuring. The ITSA provides for the transmission and distribution of electric energy in the State of Georgia, other than in certain counties, and for bulk power transactions, through use of the ITS. The ITS was established in order to obtain the benefits of a coordinated development of the parties' transmission facilities and to make it unnecessary for any party to construct duplicative facilities. The ITS consists of all transmission facilities, including land, owned by the parties on the date the ITSA became effective and those thereafter acquired, which are located in the State of Georgia (other than in the excluded counties) and which are used or usable to transmit power of a certain minimum voltage and to transform power of a certain minimum voltage and a certain minimum capacity (the "Transmission Facilities"). GPC has entered into agreements with MEAG and Dalton that are substantially similar to the ITSA, and GPC may enter into such agreements with other entities. The ITSA will remain in effect through December 31, 2012 and, if not then terminated by five years' prior written notice by either party, will continue until so terminated.

    The ITSA is administered by a committee (the "Joint Committee") composed of two representatives from each of GTC, GPC, MEAG and Dalton. Each year, the Joint Committee determines a four-year plan of additions to the Transmission Facilities that will reflect the current and anticipated future transmission requirements of the parties. Each ITS participant is generally required to maintain an original cost investment in the Transmission Facilities in proportion to their respective Peak Loads (as defined in the ITSA).

    GTC and GPC are parties to a Transmission Facilities Operation and Maintenance Contract (the "Transmission Operation Contract"), under which GPC provides System Operator Services (as defined in the Transmission Operation Contract) for GTC. In addition, GPC is required to provide such supervision, operation and maintenance supplies, spare parts, equipment and labor for the operation, maintenance and construction of Transmission Facilities as may be specified by GTC. GPC is also required to perform certain emergency work under the Transmission Operation Contract. GTC is permitted, upon notice to GPC, to perform, or contract with others for the performance of, certain services performed by GPC. Absent termination or amendment of the Transmission Operation Contract, however, GPC will continue to perform System Operator Services for GTC. The term of the Transmission Operation Contract will continue from year to year unless terminated by either party upon four years' notice. GTC is required to pay its proportionate share of the cost for the services provided by GPC.

RELATIONSHIP WITH GSOC

    Oglethorpe, the 39 Members and GTC are members of GSOC. GSOC now owns and operates the system control center and provides system operations services to the Members, Oglethorpe and GTC. GTC has contracted with GSOC to provide certain transmission system operation services including reliability monitoring, switching operations, and the real-time management of the transmission system.

RELATIONSHIP WITH GPC

    Oglethorpe's relationship with GPC is a significant factor in several aspects of Oglethorpe's business. GPC is one of Oglethorpe's principal suppliers of purchased power, and Oglethorpe is one of GPC's largest customers. All of Oglethorpe's co-owned generating facilities, except Rocky Mountain, are operated by GPC on behalf of itself as a co-owner and as agent for the other co-owners. GPC and Oglethorpe, through the Members, are competitors in the State of Georgia for electric service to new customers that have a choice of supplier under the Georgia Territorial Electric Service Act, which was enacted in 1973 (the "Territorial Act"). For further information regarding the relationships and agreements with GPC, see "THE MEMBERS--Service Area and Competition," "MEMBER REQUIREMENTS AND POWER SUPPLY RESOURCES--Power Purchase and Sale Arrangements--POWER PURCHASES FROM GPC," "--Power Purchase and Sale Arrangements--OTHER POWER PURCHASES," "GENERATING FACILITIES-- Fuel Supply" in
Item 2, "CO-OWNERS OF THE PLANTS AND THE PLANT AGREEMENTS--Co-Owners of the Plants--GEORGIA POWER COMPANY" and "--The Plant Agreements" in Item 2.

RELATIONSHIP WITH RUS

    Historically, federal loan programs administered by RUS have provided the principal source of financing for electric cooperatives. Loans guaranteed by RUS and made by FFB have been a major source of funding for Oglethorpe. However, in recent years, there have been legislative, administrative and budgetary initiatives intended to reduce or, in some cases, eliminate federal funding for electric cooperatives. In any event, Oglethorpe's management does not anticipate the need for loans guaranteed by RUS well into the future. (See "MEMBER REQUIREMENTS AND POWER SUPPLY RESOURCES-- Power Marketer Arrangements" for a discussion of the long-term power marketer arrangements.)

    In connection with the Corporate Restructuring, Oglethorpe replaced its RUS Mortgage with the Mortgage Indenture, which, like the RUS Mortgage, constitutes a lien on substantially all of the owned tangible and certain intangible property of Oglethorpe. Oglethorpe also entered into a new loan contract with RUS in connection with the Mortgage Indenture. Under the new loan contract, RUS has retained approval rights over certain significant actions and arrangements, including, without limitation, (i) significant additions to or dispositions of system assets, (ii) significant power purchase and sale contracts, (iii) changes to the Wholesale Power Contracts, including the rate schedule contained therein,
(iv) changes to plant ownership and operating agreements and (v) in limited circumstances, issuance of additional secured debt. The extent of RUS's approval rights under the new loan contract with Oglethorpe is substantially less than the supervision and control RUS has traditionally exercised over borrowers under its standard loan and security documentation. In addition, the Mortgage Indenture improves Oglethorpe's ability to borrow funds in the public capital markets. (See "THE MEMBERS--Members' Relationship with RUS" for a discussion of the impact of changes in the RUS lending program on the Members.)

RELATIONSHIP WITH INTELLISOURCE

    In conjunction with the Corporate Restructuring and as a part of its continuing efforts to reduce costs, effective February 1, 1997, Oglethorpe implemented a business alliance with Intellisource, Inc., a national provider of outsourcing services. Pursuant to an agreement with Intellisource, approximately 150 support services division employees of Oglethorpe in the areas of accounting, auditing, communications, human resources, facility management, purchasing, telecommunications and information technology became employees of Intellisource. Oglethorpe, GTC and GSOC are key customers of Intellisource and are being served on-site by the managers and employees of Oglethorpe's former support services division.

                                  THE MEMBERS

SERVICE AREA AND COMPETITION

    The Members are listed below and include 39 of the 42 electric distribution cooperatives in the State of Georgia.

Altamaha EMC              Habersham EMC             Planters EMC
Amicalola EMC             Hart EMC                  Rayle EMC
Canoochee EMC             Irwin EMC                 Satilla Rural EMC
Carroll EMC               Jackson EMC               Sawnee EMC
Central Georgia EMC       Jefferson EMC             Slash Pine EMC
Coastal EMC               Lamar EMC                 Snapping Shoals EMC
Cobb EMC                  Little Ocmulgee EMC       Sumter EMC
Colquitt EMC              Middle Georgia EMC        Three Notch EMC
Coweta-Fayette EMC        Mitchell EMC              Tri-County EMC
Excelsior EMC             Ocmulgee EMC              Troup EMC
Flint EMC                 Oconee EMC                Upson County EMC
Grady EMC                 Okefenoke Rural EMC       Walton EMC
GreyStone Power           Pataula EMC               Washington EMC
  Corporation, an EMC

    The Members serve approximately 1.2 million electric consumers (meters) representing approximately 2.8 million people. The Members serve a region covering approximately 40,000 square miles, which is approximately 70% of the land area in the State of Georgia, encompassing 150 of the State's 159 counties. Sales by the Members in 1997 amounted to approximately 20 million megawatt-hours ("MWh"), with approximately 72% to residential consumers, 26% to commercial and industrial consumers and 2% to other consumers. The Members are the principal suppliers for the power needs of rural Georgia. While the Members do not serve any major cities, portions of their service territories are in close proximity to urban areas and are experiencing substantial growth due to the expansion of urban areas, including metropolitan Atlanta, into suburban areas and the growth of suburban areas into neighboring rural areas. The Members have experienced average annual compound growth rates from 1995 through 1997 of 6% in number of consumers and 5% in MWh sales.

    The Territorial Act regulates the service rights of all retail electric suppliers in the State of Georgia. Pursuant to the Territorial Act, the GPSC assigned substantially all areas in the State to specified retail suppliers. With limited exceptions, the Members have the exclusive right to provide retail electric service in their respective territories, which are predominately outside of the municipal limits existing at the time the Territorial Act was enacted in 1973. The chief exception to this rule of exclusivity is that electric suppliers may compete for most new retail loads of 900 kilowatts or greater. The GPSC may reassign territory only if it determines that an electric supplier has breached the tenets of public convenience and necessity. The GPSC may transfer service for specific premises only if: (i) the GPSC determines, after joint application of electric suppliers and proper notice and hearing, that the public convenience and necessity require a transfer of service from one electric supplier to another; or (ii) the GPSC finds, after proper notice and hearing, that an electric supplier's service to a premise is not adequate or dependable or that its rates, charges, service rules and regulations unreasonably discriminate in favor of or against the consumer utilizing such premises and the electric utility is unwilling or unable to comply with an order from GPSC regarding such service.

    Since 1973, unlike in the electric utility industry in general, the Territorial Act has allowed limited competition among electric utilities in Georgia by allowing the owner of any new facility located outside of municipal limits and having a connected demand upon initial full operation of 900 kilowatts or greater to receive electric service from the retail supplier of its choice. The Members, with Oglethorpe's support, are actively engaged in competition with other retail electric suppliers for these new commercial and industrial loads. The number of commercial and industrial loads served by the Members continues to increase annually. While the competition for 900 kilowatt loads represents only limited competition in Georgia, this competition has given Oglethorpe and the Members the opportunity to develop resources and strategies to operate in an increasingly competitive market.

    The electric utility industry in the United States is undergoing fundamental change and is becoming increasingly competitive. (See "CERTAIN FACTORS AFFECTING THE ELECTRIC UTILITY INDUSTRY--General" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Competition" in Item 7.)

    From time to time, utilities are approached by other parties interested in purchasing their systems. Some of the Members have been approached in the past by third parties indicating an interest in purchasing their systems. The Wholesale Power Contracts provide that a Member may not dissolve, liquidate or otherwise wind up its affairs without Oglethorpe's approval. A Member may not consolidate or merge with any person or reorganize or change the form of its business organization from an electric membership corporation or sell, transfer, lease or otherwise dispose of all or substantially all of its assets to any person, whether in a single transaction or series of transactions, unless either: (i) the transaction is approved by Oglethorpe or (ii) other specified conditions are satisfied including, but not limited to, an assumption agreement by the transferee, satisfactory to Oglethorpe, containing an assumption by the transferee of the performance and observance of every covenant and condition of the Member under the Wholesale Power Contract, and certifications of accountants as to certain specified financial requirements of the transferee (taking into account the transfer).

COOPERATIVE STRUCTURE

    The Members are cooperatives that operate their systems on a not-for-profit basis. Accumulated margins derived after payment of operating expenses and provision for depreciation constitute patronage capital of the consumers of the Members. Refunds of accumulated patronage capital to the individual consumers may be made from time to time subject to limitations contained in mortgages between the Members and RUS or loan documents with other lenders. The RUS mortgages generally prohibit such distributions unless, after any such distribution, the Member's total equity will equal at least 40% (30% in the case of Members, if any, that have the new form of RUS loan documents, discussed below) of its total assets, except that distributions may be made of up to 25% of the margins and patronage capital received by the Member in the preceding year (provided that equity is at least 20% in the case of Members, if any, that have the new form of RUS loan documents). (See "Members' Relationship with RUS" herein.)

    Oglethorpe is a membership corporation, and the Members are not subsidiaries of Oglethorpe. Except with respect to the obligations of the Members under each Member's Wholesale Power Contract with Oglethorpe and Oglethorpe's rights under such contracts to receive payment for power and energy supplied, Oglethorpe has no legal interest in, or obligations in respect of, any of the assets, liabilities, equity, revenues or margins of the Members. (See "OGLETHORPE POWER CORPORATION-- Wholesale Power Contracts.") The revenues of the Members are not pledged as security to Oglethorpe but are the source from which moneys are derived by the Members to pay for power supplied by Oglethorpe under the Wholesale Power Contracts. Revenues of the Members are, however, pledged under their respective RUS mortgages or loan documents with other lenders.

RATE REGULATION OF MEMBERS

    Through provisions in the loan documents securing loans to the Members, RUS exercises control and supervision over the rates for the sale of power of the Members that borrow from it. The RUS mortgages of such Members require them to design rates with a view to maintaining an average Times Interest

Earned Ratio ("TIER") of not less than 1.50 and an average Debt Service Coverage Ratio ("DSC") of not less than 1.25 for the two highest out of every three successive years.

    Although the setting of the rates of the Members is not subject to approval by any federal or state agency or authority other than RUS, the Territorial Act prohibits the Members from unreasonable discrimination in the setting of rates, charges, service rules or regulations and requires the Members to obtain GPSC approval of long-term borrowings.

    Snapping Shoals EMC, Mitchell EMC, Troup EMC, Walton EMC and Cobb EMC have prepaid their RUS indebtedness and are no longer RUS borrowers. Each of these Members now has a rate covenant with its current lender. Other Members may also pursue this option. To the extent that a Member who is not an RUS borrower engages in wholesale sales or transmission in interstate commerce, it would be subject to regulation by FERC under the Federal Power Act.

MEMBERS' RELATIONSHIP WITH RUS

    Through provisions in the loan documents securing loans to the Members, RUS also exercises control and supervision over the Members that borrow from it in such areas as accounting, borrowings, construction and acquisition of facilities, and the purchase and sale of power.

    Historically, federal loan programs providing direct loans from RUS to electric cooperatives have been a major source of funding for the Members. However, in recent years, there have been legislative, administrative and budgetary initiatives intended to reduce or, in some cases, eliminate federal funding for electric cooperatives. In addition, the RUS loan and guarantee programs have been characterized by the imposition of increasingly problematic terms and conditions and extended delays in access to necessary funding. RUS has adopted new standard forms of mortgages and loan contracts for distribution borrowers the stated purpose of which is to update and modernize the loan and security documentation employed by RUS. Distribution borrowers are required to adopt these new forms as a condition to receiving new loans from RUS.

    Recent changes and proposals for further changes have made the direct loan program administered by RUS more costly. The Rural Electrification Loan Restructuring Act of 1993 eliminated the long-standing 5% loan program and substituted a new program, the interest rates for which are based on rates being paid on municipal bonds with comparable maturities. Certain borrowers with either low consumer density or higher-than-average rates and lower-than-average consumer income are still eligible for special loans at 5%. The President's budget proposal for fiscal year 1999 includes a reduction under these loan programs, and replacement with a new program with interest rates based on Treasury rates. However, no legislation has yet been introduced to implement this proposed program. The future cost, availability and amount of RUS direct and guaranteed loans which may be available to the Members cannot be predicted.

MEMBERS' RELATIONSHIP WITH GTC AND GSOC

    For information about the Members' relationship with GTC and GSOC, see "OGLETHORPE POWER CORPORATION--Relationship with GTC" and "--Relationship with GSOC."

CONTRACTS WITH SEPA

    In addition to energy received from Oglethorpe under the Wholesale Power Contracts, the Members purchase hydroelectric power under contracts with SEPA. In 1997, the aggregate SEPA allocation to the Members was 523 MW plus associated energy, representing approximately 10% of total Member peak demand and approximately 5% of total Member energy requirements. New 20-year contracts between each of the Members and SEPA have been executed, effective as of October 1, 1996. The provisions of the new contracts are essentially the same as the existing contracts with a few exceptions. Each Member must schedule its energy allocation, and each Member has designated Oglethorpe to perform this function.

Pursuant to a separate agreement, Oglethorpe will schedule, through GSOC, the Members' SEPA power deliveries. Further, each Member may be required, if certain conditions are met, to contribute funds for capital improvements for Corps of Engineers projects from which its allocation is derived in order to retain the allocation. GTC delivers the Members' SEPA purchases under its network tariff and contract with each Member. The new contracts are subject to RUS approval. The amount of capacity and energy available from SEPA is not expected to increase in an amount sufficient to serve a material portion of the projected growth in the Members' requirements. (See "OGLETHORPE POWER CORPORATION--Wholesale Power Contracts" and "MEMBER REQUIREMENTS AND POWER SUPPLY RESOURCES--Member Demand and Energy Requirements" and the table thereunder.)

    During 1996, legislative proposals were made that would have resulted in the privatization of several of the federal power marketing administrations, in particular SEPA. Ultimately, no proposal for the privatization of the power marketing administrations was passed by Congress. The President's Budget for fiscal year 1999 does not include any proposals to privatize the federal power marketing administrations. The ultimate outcome of this issue in Congress cannot be predicted with certainty.

                 MEMBER REQUIREMENTS AND POWER SUPPLY RESOURCES

GENERAL

    Oglethorpe supplies capacity and energy to the Members from a combination of owned and leased generating plants and from power purchased under long-term contracts with other power suppliers and power marketers. Oglethorpe owns or leases 3,335 MW of nameplate capacity, consisting of 1,500.6 MW of coal-fired capacity, 1,185 MW of nuclear-fueled capacity, 632.5 MW of pumped storage hydroelectric capacity, 14.8 MW of oil-fired combustion turbine capacity and 2.1 MW of conventional hydroelectric capacity. (See "GENERATING FACILITIES--General" and "--Plant Performance" in Item 2 for a description of Oglethorpe's generating facilities.) These resources are generally scheduled and dispatched so as to minimize the operating cost of Oglethorpe's system. However, Oglethorpe has entered into long-term arrangements with power marketers to better utilize its resources to reduce the cost of capacity and energy delivered to the Members, in part by giving certain dispatch rights to the power marketers. (See "Power Marketer Arrangements" herein.)

MEMBER DEMAND AND ENERGY REQUIREMENTS

    The following table shows the aggregate peak demand and energy requirements of the Members for the years 1995 through 1997, and also shows the amounts of such requirements supplied by Oglethorpe and SEPA. From 1995 through 1997, demand and energy requirements increased at an average annual compound growth rate of 4.1% and 5.6%, respectively.

                                                        DEMAND (MW)                              ENERGY REQUIREMENTS (MWH)
                                    ---------------------------------------------------  -----------------------------------------
                                          TOTAL          SUPPLIED BY      SUPPLIED BY        TOTAL       SUPPLIED BY   SUPPLIED BY
                                     REQUIREMENTS(1)    OGLETHORPE(2)       SEPA(3)      REQUIREMENTS   OGLETHORPE(2)    SEPA(3)
                                    -----------------  ---------------  ---------------  -------------  -------------  -----------
1995..............................          4,850             4,308              542        19,403,703    18,442,153      961,550
1996..............................          5,045             4,503              542        20,793,864    19,807,101      986,763
1997..............................          5,252             4,729              523        21,648,366    20,664,786      983,580

------------------------

(1) System peak demand of the Members measured at the Members' delivery points (net of system losses).

(2) Includes purchased power. (See "Power Marketer Arrangements," "Power Purchase and Sale Arrangements--POWER PURCHASES FROM GPC" and "Power Purchase and Sale Arrangements--OTHER POWER PURCHASES" herein.)

(3) Supplied by SEPA through contracts with the Members. (See "THE MEMBERS--Contracts with SEPA.") Under the new SEPA contracts effective October 1, 1996, the SEPA capacity allocation has been reduced by approximately 3.7% for losses.

    In 1997, Cobb EMC and Jackson EMC accounted for approximately 12.9% and 11.8% of Oglethorpe's total revenues, respectively. None of the other Members accounted for as much as 10% of Oglethorpe's total revenues in 1997. Due to greater than average growth rates, certain of Oglethorpe's customers, including its larger customers such as Cobb EMC and Jackson EMC, have historically accounted for an increasing percentage of Oglethorpe's total revenues. However, under the new Wholesale Power Contracts described above, a Member may choose to supply all or a portion of its increased requirements with purchases from other suppliers. Although the Members have contracted for significant portions of their anticipated future needs by participating in Oglethorpe's power marketer agreements, certain of the Members' future needs during the terms of the power marketer agreements could still be purchased from other suppliers. (See "Power Marketer Arrangements" herein.)

    SEASONAL VARIATIONS

    The demand for energy by the Members is influenced by seasonal weather conditions. Historically, Oglethorpe's peak demand has occurred during the months of June through August. (See "OGLETHORPE POWER CORPORATION--Electric Rates.") Energy revenues track energy costs as they are incurred and also fluctuate month to month. Capacity revenues reflect the recovery of Oglethorpe's fixed costs, which do not vary significantly from month to month; therefore, capacity charges are billed and capacity revenues are recognized in equal monthly amounts.

POWER MARKETER ARRANGEMENTS

    In 1996, Oglethorpe began utilizing power marketer arrangements to reduce the cost of power to the Members. During 1997, Oglethorpe entered into long-term power marketer agreements with LEM for approximately 50% of the load requirements of the Members and with Morgan Stanley with respect to 50% of the Members' then forecasted load requirements. The LEM agreements are based on the actual requirements of the Members during the contract term, whereas the Morgan Stanley agreement represents a fixed supply obligation. Generally, these arrangements reduce the cost of supplying power to the Members by limiting the risk of unit availability, by providing a guaranteed benefit for the use of excess resources and by providing future power needs at a fixed price. All of Oglethorpe's existing generating facilities and power purchase arrangements are available for use by LEM and Morgan Stanley for the term of the respective agreements. Oglethorpe continues to be responsible for all of the costs of its system resources but receives revenue, as described below, from LEM and Morgan Stanley for the use of the resources.

    LEM AGREEMENTS

    Effective January 1, 1997, Oglethorpe entered into power marketer agreements with LEM for 50% of the load requirements of the Members. Under the agreements, LEM is obligated to deliver, and Oglethorpe is obligated to take, approximately 50% of the load requirements of the participating Members less the load requirements for certain customers who have the right to choose electric suppliers, plus 50% of the delivery obligations under Oglethorpe's existing firm power off-system sale contracts. For certain smaller customer choice loads, LEM is obligated to deliver, if Oglethorpe requests, 50% of the associated load requirements. Oglethorpe has the option of purchasing the energy requirements for any customer choice load from another supplier. Oglethorpe is obligated to sell and LEM is obligated to buy 50% of the output of each participating Member's PCR share of the "must run" units (primarily nuclear units). Oglethorpe is also obligated to make available the same share of all other resources, which LEM may schedule. LEM does not have the right to the output of upgrades to these resources. LEM pays Oglethorpe the costs associated with the energy taken, subject to certain adjustments. Oglethorpe must pay LEM a contractually specified price for each MWh purchased.

    The LEM agreement relating to 37 of the 39 Members has a term extending through 2011. With one year's notice, Oglethorpe has the right to terminate the LEM agreement beginning in 2002. With 18 months' notice, LEM has the right to terminate the LEM agreement beginning in 2005. The LEM agreement relating to the other two Members has a term extending through 1999.

    LEM is a subsidiary of LG&E Energy Corp., a Kentucky corporation, which is a diversified energy services holding company. LG&E Energy Corp. is subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and, in accordance therewith, files reports and other information with the Commission.

    MORGAN STANLEY AGREEMENT

    Effective May 1, 1997, Oglethorpe entered into a power marketer agreement with Morgan Stanley with respect to 50% of the Members' then forecasted load requirements. The agreement obligates Oglethorpe to purchase fixed quantities of energy at fixed prices. Each Member selected a term for its obligation, as well as the portion of its then forecasted requirements to be purchased as a fixed quantity. Oglethorpe is obligated to sell and Morgan Stanley is obligated to buy 50% of the output, in contractually fixed amounts, of each Member's PCR share (for the term and portion selected) of the "must run" units (primarily nuclear units). Oglethorpe is also obligated to make available the same share of all other resources, in contractually fixed amounts, which Morgan Stanley may schedule for each 24-hour day. This schedule is set the day prior based on availability limitations in the contract. Morgan Stanley pays a contractually fixed amount each month and an amount for the scheduled energy based on contractually fixed prices. The agreement has a term extending to March 31, 2005, but the purchases for certain Members decline to zero prior to that date. Oglethorpe plans to manage the portion of the system resources covered by the Morgan Stanley agreement through scheduling and dispatching such resources. Oglethorpe will also make purchases and sales to balance the fixed purchase obligation against the actual requirements and to optimize the use of the resources after receiving the daily schedule from Morgan Stanley.

    Morgan Stanley is a subsidiary of Morgan Stanley, Dean Witter, Discover & Co., a diversified investment banking and financial services company. Morgan Stanley, Dean Witter, Discover & Co. is subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and, in accordance therewith, files reports and other information with the Commission.

    RELATED AGREEMENTS

    Oglethorpe has contracted with GTC to provide available transmission services to deliver to the border of the ITS any energy sold to LEM or Morgan Stanley, as well as any other wholesale power purchase. Each Member will use its Member Transmission Agreement for delivery of energy purchased by Oglethorpe from LEM, Morgan Stanley and others.

    In connection with the LEM and Morgan Stanley arrangements, each Member has entered into supplemental agreements to its Wholesale Power Contract. The supplemental agreements are the vehicle through which Oglethorpe and the Members assure that the Members receive the benefits of and support the obligations for the power marketer arrangements under the Wholesale Power Contracts.

    Each Member has approved the agreements with LEM and Morgan Stanley as "future resources" under the Wholesale Power Contracts. Accordingly, each Member has a PCR for each of the LEM and Morgan Stanley agreements and all costs incurred by Oglethorpe under such agreements are recovered from the Members under the Wholesale Power Contracts on a joint and several basis. To this extent, the Members have elected, under the Wholesale Power Contracts, to purchase a substantial portion of their future requirements from Oglethorpe. (See "--Future Power Resources" herein and "OGLETHORPE POWER CORPORATION--Wholesale Power Contracts.")

POWER PURCHASE AND SALE ARRANGEMENTS

    POWER PURCHASES FROM GPC

    Oglethorpe purchases 750 MW of capacity and associated energy from GPC on a take-or-pay basis under the Block Power Sale Agreement ("BPSA"), which extends through December 31, 2003. The capacity purchases under the BPSA are from four Component Blocks (as defined in the BPSA), composed of two Component Blocks of 250 MW each (coal-fired units) and two Component Blocks of 125 MW each (combustion turbine units). The capacity in one or more Component Blocks may, however, be less than the MW stated above, as the result of scheduled retirement of units or retirements due to force majeure events. Although Oglethorpe may not increase its capacity purchases under the BPSA, it may reduce or extend its purchases of one or more Component Blocks upon proper notice to GPC. Oglethorpe has given notice of its intent to reduce its purchases by two 250 MW Component Blocks (coal-fired units) effective September 1, 1998 and September 1, 1999. Also, pursuant to its long-term power marketer agreements with LEM, Oglethorpe has committed to continue reducing its purchases from GPC as permitted under the BPSA and thus will no longer purchase any energy under the BPSA effective September 1, 2001. (See "Power Marketer Arrangements--LEM AGREEMENTS" herein for a discussion of the LEM agreement.)

    OTHER POWER PURCHASES

    Oglethorpe purchases 100 MW of capacity from each of EPI and Big Rivers, under agreements extending through June and July 2002, respectively. The availability of capacity under the EPI contract is dependent on the availability of two specific generating units available to EPI. The Tennessee Valley Authority ("TVA") provides the transmission service to deliver the power from the Big Rivers electric system to the ITS. TVA and Southern Company Services, as agent for Alabama Power Company and Mississippi Power Company, provide the transmission service necessary to deliver the power from EPI to the ITS. (See
Note 9 of Notes to Financial Statements in Item 8.)

    Oglethorpe also has a contract through 2019 to purchase approximately 300 MW of capacity from Hartwell, a partnership owned 50% by NGC Corporation and 50% by American National Power, Inc., a subsidiary of National Power, PLC. This capacity is provided by two 150 MW gas-fired turbine generating units on a site near Hartwell, Georgia. Oglethorpe intends to use the units for peaking capacity but has the right to dispatch the units fully. Prior to the merger of Destec Energy, Inc. and NGC Corporation, Oglethorpe notified Hartwell that Oglethorpe's rights under the power purchase agreement to consent to the merger or to exercise its rights of first refusal to purchase equity interests in the partnership would be triggered by the merger. Hartwell, however, refused to recognize Oglethorpe's rights and the parties are seeking a court order to clarify Oglethorpe's contractual rights with respect to the merger.

    In addition to the purchases from GPC, Big Rivers, EPI and Hartwell, Oglethorpe also purchases small amounts of capacity and energy from "qualifying facilities" under the Public Utility Regulatory Policies Act of 1978 ("PURPA"). Under a waiver order from FERC, Oglethorpe historically made all purchases the Members would have otherwise been required to make under PURPA and Oglethorpe was relieved of its obligation to sell certain services to "qualifying facilities" so long as the Members make those sales. Oglethorpe historically provided the Members with the necessary services to fulfill these sale obligations. Purchases by Oglethorpe from such qualifying facilities provided 0.2% of Oglethorpe's energy requirements for the Members in 1997. As a result of the Corporate Restructuring, the Members may make such purchases in the future instead of Oglethorpe.

    Finally, Oglethorpe has contracted with Florida Power Corporation to purchase 275 MW of peaking capacity during the summer of 1998.

    LONG-TERM POWER SALES

    Oglethorpe has an agreement to sell 100 MW of base capacity to Alabama Electric Cooperative beginning June 1, 1998, and extending through December 31, 2005. During the term of the power marketer agreements, LEM and Morgan Stanley will be responsible for supplying Oglethorpe with sufficient power to fulfill these power sales.

    OTHER POWER SYSTEM ARRANGEMENTS

    Oglethorpe has interchange, transmission and/or short-term capacity and energy purchase or sale agreements with over 60 utilities, power marketers and other power suppliers. The agreements provide variously for the purchase and/or sale of capacity and energy and/or for the purchase of transmission service. The development of and access to the ITS and the interconnections with other utilities are key elements in Oglethorpe's ability to make off-system sales and purchases through its transmission contract with GTC and to compete in an increasingly competitive market.

FUTURE POWER RESOURCES

    Under the Wholesale Power Contracts, Oglethorpe provides joint planning services for all participating Members. A Member may elect not to have Oglethorpe provide joint planning, procurement or bulk power marketing services. Although the existing long-term power marketer arrangements with LEM and

Morgan Stanley were designed to provide substantially all of the Members' requirements during their contract terms, Oglethorpe will continue to offer these planning services for requirements beyond the contract terms as well as for evaluation of contract options and balancing of actual requirements against fixed purchase obligations. Consequently, Oglethorpe has forecasted that peak requirements for the Members will exceed contracted purchases over the next several years and has issued a request for proposals for an aggregate of 100 MW to 1,100 MW to supply these additional requirements. Oglethorpe has signed contracts for an aggregate of 160 MW for delivery during the summer months of 1998, and may sign additional contracts up to 350 MW in the aggregate for supply during that period. Oglethorpe is continuing to analyze proposals for deliveries after 1998. All Members currently participate in joint planning.

            CERTAIN FACTORS AFFECTING THE ELECTRIC UTILITY INDUSTRY

GENERAL

    The electric utility industry has been and in the future will continue to be affected by a number of factors which could have an impact on the financial condition of an electric utility such as Oglethorpe. These factors likely would affect individual utilities in different ways. Such factors include, among others: (i) the transition to increasing competition in the generation of electricity and the corresponding increase in competition from other suppliers of electricity, (ii) fluctuations in the market price for electricity, (iii) effects of compliance with changing environmental, licensing and regulatory requirements, (iv) regulatory and other changes in national and state energy policy, including open access transmission, (v) uncertain access to low cost capital for replacement of aging fixed assets, (vi) increases in operating costs, including the cost of fuel for the generation of electric energy, (vii) uncertain recovery of the cost of existing facilities, (viii) fluctuations in demand, including rates of load growth and changes in competitive market share,
(ix) unbundling of services and corresponding corporate and functional restructurings by electric utility companies, and (x) the effects of conservation and energy management on the use of electric energy. These factors present an increasing challenge to companies in the electric utility industry, including Oglethorpe and the Members, to reduce costs, improve the management of resources and respond to the changing environment. (See "Environmental and Other Regulation" herein, "OGLETHORPE POWER CORPORATION--Corporate Restructuring," "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Competition" in Item 7, "MEMBER REQUIREMENTS AND POWER SUPPLY RESOURCES--General" and "--Power Purchase and Sale Arrangements--OTHER POWER PURCHASES.")

COMPETITION

    The electric utility industry in the United States is undergoing fundamental change and is becoming increasingly competitive. (See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Competition" in
Item 7.)

ENVIRONMENTAL AND OTHER REGULATION

    GENERAL

    As is typical for electric utilities, Oglethorpe is subject to various federal, state and local air and water quality requirements which, among other things, regulate emissions of pollutants, such as particulate matter, sulfur oxides and nitrogen oxides into the air and discharges of other pollutants, including heat, into waters of the United States. Oglethorpe is also subject to federal, state and local waste disposal requirements that regulate the manner of transportation, storage and disposal of various types of waste.

    In general, environmental requirements are becoming increasingly stringent. New requirements may substantially increase the cost of electric service, by requiring changes in the design or operation of existing facilities or changes or delays in the location, design, construction or operation of new facilities. Failure to comply with these requirements could result in the imposition of civil and criminal penalties as well as the complete shutdown of individual generating units not in compliance. There is no assurance that Oglethorpe's units will always remain subject to the regulations currently in effect or will always be in compliance with future regulations.

    Compliance with environmental standards will continue to be reflected in Oglethorpe's capital expenditures and operating costs. Based on the current status of regulatory requirements, Oglethorpe does not anticipate that any capital expenditures or operating expenses associated with its compliance with current laws and regulations will have a material effect on its results of operations or its financial condition. Oglethorpe's direct capital costs to achieve compliance with current environmental requirements are expected to be minimal for 1998, 1999 and 2000. As further discussed below, however, capital costs to achieve compliance with potential future environmental requirements could be significant.

    CLEAN AIR ACT

    Environmental concerns of the public, the scientific community and Congress have resulted in the enactment of legislation that has had and will continue to have a significant impact on the electric utility industry. In particular, on November 15, 1990, legislation was enacted (the "1990 Amendments") that substantially revised the Clean Air Act. One of the principal purposes of the 1990 Amendments is to improve air quality by reducing the emissions of sulfur dioxide and nitrogen oxides from affected utility units, which include the coal-fired units that generate electric power at Plants Wansley and Scherer.

    These sulfur dioxide reductions are being imposed through a sulfur dioxide emission allowance trading program. An emission allowance, which gives the holder the authority to emit one ton of sulfur dioxide during a calendar year, is transferable and can be bought, sold or banked for use in the years following its issuance. Allowances are issued by the U.S. Environmental Protection Agency ("EPA") to impose limited reductions on certain affected units in Phase I (1995-1999) and more stringent reductions on all affected units in Phase II (after the year 1999). After 1999, aggregate emissions of sulfur dioxide from all units subject to this program will be capped at 8.9 million tons per year. Oglethorpe is now complying with this program by using lower-sulfur fuel at Plant Wansley. After 1999, Oglethorpe could use a variety of options for compliance at Plants Wansley and Scherer, including the use of emission allowances (issued, banked or purchased, if needed), fuel-switching or installation of flue gas desulfurization equipment.

    A number of recently finalized regulations, proposed regulations, petitions and on-going studies could result in more stringent controls on all emissions, including utility emissions. The most significant of these appear to be the following. First, because nitrogen oxides are considered to be a precursor to ozone, coupled with the fact that metropolitan Atlanta is classified as a "serious nonattainment area" under the one hour ozone National Ambient Air Quality Standards ("NAAQS"), EPA and the State of Georgia may impose further limits on emissions of nitrogen oxides at Plants Wansley and/or Scherer. Second, EPA has tightened the NAAQS for both ozone and particulate matter, an action that could affect any source that emits nitrogen oxides and sulfur dioxide, including utility units. Court challenges to both standards are now being made. Third, EPA has issued a proposed regulation for the regional control of ozone which, if implemented as proposed, could require substantial reductions in nitrogen oxides emissions from Plants Wansley and Scherer. Fourth, EPA has proposed a new regional haze program, an action that could affect any source that emits nitrogen oxides or sulfur dioxide and that may contribute to the degradation of visibility in mandatory federal Class I areas, including utility units. Fifth, various Northeastern states have filed petitions under the Clean Air Act asking EPA to set more stringent nitrogen oxides limits on sources that are significantly contributing to ozone nonattainment in their own states. Georgia was named in only one of these petitions. Sixth, although EPA has decided not to impose a new NAAQS for sulfur dioxide, that decision has been remanded (after appeal) to EPA for further rulemaking, so it is still possible that a new short-term standard for sulfur dioxide could be established. Finally, the 1990 Amendments require that several studies be conducted regarding the health effects from power plant emissions of certain hazardous air pollutants. These studies, which have now been completed, indicate that further research is needed before decisions can be made on whether additional controls of utility emissions of such pollutants are necessary.

    Depending on the final outcome of these developments, and the implementation approach selected by EPA and the State of Georgia, significant capital expenditures and increased operation expenses could be incurred by Oglethorpe for the continued operation of Plants Wansley and/or Scherer. The power marketer arrangements generally do not provide for the recovery from the power marketers of increased environmental costs. (See "MEMBER REQUIREMENTS AND POWER SUPPLY RESOURCES--

Power Marketer Arrangements.") Because of the uncertainty associated with these various developments, Oglethorpe cannot now predict the effect that any of these potential requirements may have on the operations of Plants Wansley and/or Scherer.

    Compliance with the requirements of the Clean Air Act may also require increased capital or operating expenses on the part of GPC. Any increases in GPC's capital or operating expenses may cause an increase in the cost of power purchased from GPC. (See "MEMBER REQUIREMENTS AND POWER SUPPLY RESOURCES--Power Purchase and Sale Arrangements--POWER PURCHASES FROM GPC.")

    NUCLEAR REGULATION

    Oglethorpe is subject to the provisions of the Atomic Energy Act of 1954, as amended (the "Atomic Energy Act"), which vests jurisdiction in the Nuclear Regulatory Commission ("NRC") over the construction and operation of nuclear reactors, particularly with regard to certain public health, safety and antitrust matters. The National Environmental Policy Act has been construed to expand the jurisdiction of the NRC to consider the environmental impact of a facility licensed under the Atomic Energy Act. Plants Hatch and Vogtle are being operated under licenses issued by the NRC. All aspects of the operation and maintenance of nuclear power plants are regulated by the NRC. From time to time, new NRC regulations require changes in the design, operation and maintenance of existing nuclear reactors. Operating licenses issued by the NRC are subject to revocation, suspension or modification, and the operation of a nuclear unit may be suspended if the NRC determines that the public interest, health or safety so requires. The operating licenses issued for each unit of Plants Hatch and Vogtle expire in 2014 and 2018 and 2027 and 2029, respectively.

    Pursuant to the Nuclear Waste Policy Act of 1982, as amended, the Federal government has the regulatory responsibility for the final disposition of commercially produced high-level radioactive waste materials, including spent nuclear fuel. Such Act requires the owner of nuclear facilities to enter into disposal contracts with the Department of Energy ("DOE") for such material. These contracts require each such owner to pay a fee, which is currently one dollar per MWh for the net electricity generated and sold by each of its reactors. Oglethorpe is a party to agreements with DOE regarding Plants Hatch and Vogtle. Plants Hatch and Vogtle currently have on-site spent fuel storage capacity. Based on normal operations and retention of all spent fuel in the reactor, it is anticipated that existing on-site pool capacity would be sufficient until 2003 and 2008, respectively, to accept the number of spent fuel assemblies that would normally be removed from the reactor during a refueling. Contracts with the DOE have been executed to provide for the permanent disposal of spent nuclear fuel produced at Plants Hatch and Vogtle. The services to be provided by DOE were scheduled to begin in 1998; however, the DOE has stated that permanent nuclear waste storage facilities are not available, and it is uncertain when they will be available. If DOE does not begin receiving the spent fuel from Plant Hatch in 2003 or from Plant Vogtle in 2008, alternative methods of spent fuel storage will be needed. Activities for adding dry cask storage capacity at Plant Hatch by 2000 are in progress. (See Note 1 of Notes to Financial Statements regarding nuclear fuel cost in Item 8.)

    For information concerning nuclear insurance, see Note 8 of Notes to Financial Statements in Item 8. For information regarding NRC's regulation relating to decommissioning of nuclear facilities and regarding DOE's assessments pursuant to the Energy Policy Act for decontamination and decommissioning of nuclear fuel enrichment facilities, see Note 1 of Notes to Financial Statements in Item 8.

    OTHER ENVIRONMENTAL REGULATION

    In 1993, EPA issued a ruling confirming the non-hazardous status of coal ash. That ruling may apply, however, only to situations where those wastes are not co-managed, I.E., not mixed with other wastes. Pursuant to court order, EPA has until the Spring of 1999 to classify co-managed utility wastes as either hazardous or non-hazardous. If the wastes are classified as hazardous, substantial additional costs for the management of such wastes might be required of Oglethorpe, although the full impact would depend on the subsequent development of requirements pertaining to these wastes.

    Oglethorpe is subject to other environmental statutes including, but not limited to, the Clean Water Act, the Georgia Water Quality Control Act, the Georgia Hazardous Site Response Act, the Toxic Substances Control Act, the Resource Conservation & Recovery Act, the Endangered Species Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Emergency Planning and Community Right to Know Act, and to the regulations implementing these statutes. Oglethorpe does not believe that compliance with these statutes and regulations will have a material impact on its financial condition or results of operations. Changes to any of these laws, some of which are being reviewed by Congress, could affect many areas of Oglethorpe's operations. Although compliance with new environmental legislation could have a significant impact on Oglethorpe, those impacts cannot be fully determined at this time and would depend in part on the final legislation and the development of implementing regulations.

    The scientific community, regulatory agencies and the electric utility industry are continuing to examine the issues of global warming and the possible health effects of electromagnetic fields. While no definitive scientific conclusions have been reached, it is possible that new laws or regulations pertaining to these matters could increase the capital and operating costs of electric utilities, including Oglethorpe or entities from which Oglethorpe purchases power. In addition, the potential for liability exists from lawsuits that might be brought alleging damages from electromagnetic fields.

                               OTHER INFORMATION

    Information with respect to fuel supply for Oglethorpe's plants is set forth under the caption "GENERATING FACILITIES--Fuel Supply" included in Item 2 and is incorporated herein by reference.

ITEM 2. PROPERTIES

                             GENERATING FACILITIES

GENERAL

    The following table sets forth certain information with respect to the generating facilities in which Oglethorpe currently has ownership or leasehold interests, all of which are in commercial operation. Plant Hatch, Plant Wansley, Plant Vogtle and Scherer Unit No. 1 and Scherer Unit No. 2 are co-owned by Oglethorpe, GPC, MEAG and Dalton. GPC is the operating agent for each of these co-owned plants. Rocky Mountain is co-owned by Oglethorpe and GPC, and Oglethorpe is the operating agent. Oglethorpe is the sole owner of Tallassee. (See "CO-OWNERS OF THE PLANTS AND THE PLANT AGREEMENTS--The Plant Agreements.")

                                                                            OGLETHORPE'S
                                                                              SHARE OF
                                                                             NAMEPLATE     COMMERCIAL      LICENSE
                                                     TYPE OF   PERCENTAGE     CAPACITY      OPERATION    EXPIRATION
FACILITIES                                            FUEL     INTEREST(1)      (MW)          DATE          DATE
--------------------------------------------------  ---------  -----------  ------------  -------------  -----------
Plant Hatch (near Baxley, Ga.)
  Unit No. 1......................................  Nuclear            30         243.0          1975          2014
  Unit No. 2......................................  Nuclear            30         246.0          1979          2018
Plant Vogtle (near Waynesboro, Ga.)
  Unit No. 1......................................  Nuclear            30         348.0          1987          2027
  Unit No. 2......................................  Nuclear            30         348.0          1989          2029
Plant Wansley (near Carrollton, Ga.)
  Unit No. 1......................................  Coal               30         259.5          1976         N/A(2)
  Unit No. 2......................................  Coal               30         259.5          1978         N/A(2)
  Combustion Turbine..............................  Oil                30          14.8          1980         N/A(2)
Plant Scherer (near Forsyth, Ga.)
  Unit No. 1......................................  Coal               60         490.8          1982         N/A(2)
  Unit No. 2......................................  Coal               60         490.8          1984         N/A(2)
Tallassee (near Athens, Ga.)......................  Hydro             100           2.1          1986          2023
Rocky Mountain (near Rome, Ga.)...................  Pumped
                                                    Storage
                                                    Hydro           74.61         632.5          1995          2027
                                                                            ------------
      Total Ownership.............................                              3,335.0
                                                                            ------------
                                                                            ------------

------------------------------

(1) The 60% interest in Scherer Unit No. 2 is leased under leases that expire in 2013, subject to options to renew for a total of 8.5 years. The 74.61% interest in Rocky Mountain is leased under leases that expire in 2016. Oglethorpe has an ownership interest in all of the other facilities. (See "CO-OWNERS OF THE PLANTS AND THE PLANT AGREEMENTS--The Plant Agreements--ROCKY MOUNTAIN.")

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

PLANT PERFORMANCE

    The following table sets forth certain operating performance information of each of the major generating facilities in which Oglethorpe currently has ownership or leasehold interests:

                                                                            EQUIVALENT AVAILABILITY(1)         CAPACITY
                                                                                                               FACTOR(2)
                                                                       -------------------------------------  -----------
UNIT                                                                      1997         1996         1995         1997
---------------------------------------------------------------------     -----        -----        -----        -----
Plant Hatch
  Unit No. 1.........................................................          86%          83%          98%          86%
  Unit No. 2.........................................................          85           97           75           84
Plant Vogtle
  Unit No. 1.........................................................          81           80           98           81
  Unit No. 2.........................................................         100           88           89          101
Plant Wansley
  Unit No. 1.........................................................          91           88           90           62
  Unit No. 2.........................................................          92           91           89           59
Plant Scherer
  Unit No. 1.........................................................          76           92           95           57
  Unit No. 2.........................................................          99           84           97           84
Rocky Mountain(3)
  Unit No. 1.........................................................          96           94           83           20
  Unit No. 2.........................................................          96           95           92           13
  Unit No. 3.........................................................          97           95           92           19


UNIT                                                                      1996         1995
---------------------------------------------------------------------     -----        -----
Plant Hatch
  Unit No. 1.........................................................          83%         100%
  Unit No. 2.........................................................          99           75
Plant Vogtle
  Unit No. 1.........................................................          80           98
  Unit No. 2.........................................................          89           90
Plant Wansley
  Unit No. 1.........................................................          58           56
  Unit No. 2.........................................................          62           56
Plant Scherer
  Unit No. 1.........................................................          74           73
  Unit No. 2.........................................................          72           85
Rocky Mountain(3)
  Unit No. 1.........................................................          15           16
  Unit No. 2.........................................................          13           15
  Unit No. 3.........................................................          10           16

------------------------------

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

(3) Rocky Mountain Commercial Operation Dates: Unit 1--July 24, 1995; Unit 2--June 19, 1995; Unit 3--June 1, 1995. This information was calculated beginning from the commercial operation date for each unit. As a pumped storage plant, Rocky Mountain primarily operates in peaking service.

    The nuclear refueling cycle for Plants Hatch and Vogtle exceeds twelve months. Therefore, in some calendar years the units at these plants are not taken out of service for refueling, resulting in higher levels of equivalent availability and capacity factor.

FUEL SUPPLY

    COAL. Coal for Plant Wansley is currently purchased under long-term contracts and in spot market transactions. As of February 28, 1998, there was a 33-day coal supply at Plant Wansley based on nameplate rating.

    Low-sulfur "compliance" coal for Scherer Units No. 1 and No. 2 is purchased under long-term contracts and in spot market transactions. As of February 28, 1998, the coal stockpile at Plant Scherer contained a 33-day supply based on nameplate rating. During 1994, Plant Scherer was converted to burn both sub-bituminous and bituminous coals, and a separate stockpile of sub-bituminous coal was built in addition to the stockpile of bituminous coal.

    The Plant Scherer and Wansley ownership and operating agreements were amended in 1993 and 1996, respectively, to allow each co-owner (i) to dispatch separately its respective ownership interest in conjunction with contracting separately for long-term coal purchases procured by GPC and (ii) to procure separately long-term coal purchases. Pursuant to the amendments, Oglethorpe implemented separate dispatch of Plant Scherer in 1994 and at Plant Wansley in May 1997. Oglethorpe continues to use GPC as its agent for fuel procurement.

    To take advantage of these changes at Plants Scherer and Wansley, Oglethorpe formed a wholly owned subsidiary, Black Diamond Energy, Inc., to acquire rail cars. This subsidiary has purchased or leased approximately 300 rail cars. Oglethorpe entered into an initial 15-year lease with this subsidiary which obligates Oglethorpe to pay all of the ownership and operating expenses of the subsidiary relating to the rail cars during the lease term.

    For information relating to the impact that the Clean Air Act will have on Oglethorpe, see "CERTAIN FACTORS AFFECTING THE ELECTRIC UTILITY
INDUSTRY--Environmental and Other Regulations--CLEAN AIR ACT" in Item 1.

    NUCLEAR FUEL. GPC, as operating agent, has the responsibility to procure nuclear fuel for Plants Hatch and Vogtle. GPC has contracted with Southern Nuclear Operating Company ("SONOPCO"), a subsidiary of The Southern Company specializing in nuclear services, to operate these plants, including nuclear fuel procurement. (See "CO-OWNERS OF THE PLANTS AND PLANT AGREEMENTS--The Plant Agreements.") SONOPCO employs both spot purchases and long-term contracts to satisfy nuclear fuel requirements. The nuclear fuel supply and related services are expected to be adequate to satisfy current and future nuclear generation requirements.

                CO-OWNERS OF THE PLANTS AND THE PLANT AGREEMENTS

CO-OWNERS OF THE PLANTS

    Plants Hatch, Vogtle, Wansley and Scherer Units No. 1 and No. 2 are co-owned by Oglethorpe, GPC, MEAG and Dalton, and Rocky Mountain is co-owned by Oglethorpe and GPC. Each such co-owner owns, and Oglethorpe owns or leases, undivided interests in the amounts shown in the following table (which excludes the Plant Wansley combustion turbine). Oglethorpe is the operating agent for Rocky Mountain. GPC is the operating agent for each of the other plants. (See "The Plant Agreements" herein.)

                                    NUCLEAR                                        COAL-FIRED
                              --------------------                --------------------------------------------
                         PLANT                   PLANT                   PLANT               SCHERER UNITS
                         HATCH                   VOGTLE                 WANSLEY              NO. 1 & NO. 2
                  --------------------    --------------------    --------------------    --------------------
                     %         MW(1)         %         MW(1)         %         MW(1)         %         MW(1)
                  --------    --------    --------    --------    --------    --------    --------    --------
Oglethorpe.....       30.0      489           30.0      696           30.0      519           60.0(2)   982
GPC............       50.1      817           45.7    1,060           53.5      926            8.4      137
MEAG...........       17.7      288           22.7      527           15.1      261           30.2      494
Dalton.........        2.2       36            1.6       37            1.4       24            1.4       23
                  --------    --------    --------    --------    --------    --------    --------    --------
Total..........      100.0    1,630          100.0    2,320          100.0    1,730          100.0    1,636
                  --------    --------    --------    --------    --------    --------    --------    --------
                  --------    --------    --------    --------    --------    --------    --------    --------

                           PUMPED
                          STORAGE
                  ------------------------
                           ROCKY
                          MOUNTAIN
                  ------------------------     TOTAL
                      %           MW(1)        MW(1)
                  ----------    ----------    --------
Oglethorpe.....    74.61 (2)        633       3,319
GPC............    25.39            215       3,155
MEAG...........       --            --        1,570
Dalton.........       --            --          120
                  ----------      -----       --------
Total..........   100.00            848       8,164
                  ----------      -----       --------
                  ----------      -----       --------

------------------------------

(1) Based on nameplate ratings.

(2) Oglethorpe leases its interest in Scherer Unit No. 2 and Rocky Mountain pursuant to long-term net leases.

    GEORGIA POWER COMPANY

    GPC is a wholly owned subsidiary of The Southern Company, a registered holding company under the Public Utility Holding Company Act, and is engaged primarily in the generation and purchase of electric energy and the transmission, distribution and sale of such energy within the State of Georgia at retail in over 600 communities (including Athens, Atlanta, Augusta, Columbus, Macon, Rome and Valdosta), as well as in rural areas, and at wholesale to Oglethorpe, MEAG and three municipalities. GPC is the largest supplier of electric energy in the State of Georgia. (See "OGLETHORPE POWER CORPORATION-- Relationship with GPC" in Item 1.) GPC is subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and, in accordance therewith, files reports and other information with the Commission.

    MUNICIPAL ELECTRIC AUTHORITY OF GEORGIA

    MEAG, an instrumentality of the State of Georgia, was created for the purpose of providing electric capacity and energy to those political subdivisions of the State of Georgia that owned and operated electric distribution systems at that time. MEAG, also known as MEAG Power, has entered into power sales contracts with each of 48 cities and one county in the State of Georgia. Such political subdivisions, located in 39 of the State's 159 counties, collectively serve approximately 270,000 electric customers.

    CITY OF DALTON, GEORGIA

    The City of Dalton, located in northwest Georgia, supplies electric capacity and energy to consumers in Dalton, and presently serves more than 10,000 residential, commercial and industrial customers.

THE PLANT AGREEMENTS

    HATCH, WANSLEY, VOGTLE AND SCHERER

    Oglethorpe's rights and obligations with respect to Plants Hatch, Wansley, Vogtle and Scherer are contained in a number of contracts between Oglethorpe and GPC and, in some instances, MEAG and Dalton. Oglethorpe is a party to four Purchase and Ownership Participation Agreements ("Ownership Agreements") under which it acquired from GPC a 30% undivided interest in each of Plants Hatch, Wansley and Vogtle, a 60% undivided interest in Scherer Units No. 1 and No. 2 and a 30% undivided interest in those facilities at Plant Scherer intended to be used in common by Scherer Units No. 1, No. 2, No. 3 and No. 4 (the "Scherer Common Facilities"). Oglethorpe has also entered into four Operating Agreements ("Operating Agreements") relating to the operation and maintenance of Plants Hatch, Wansley, Vogtle and Scherer, respectively. The Ownership Agreements and Operating Agreements relating to Plants Hatch and Wansley are two-party agreements between Oglethorpe and GPC. The Ownership Agreements and Operating Agreements relating to Plants Vogtle and Scherer are agreements among Oglethorpe, GPC, MEAG and Dalton. The parties to each Ownership Agreement and Operating Agreement are referred to as "Participants" with respect to each such agreement.

    SALE AND LEASEBACK TRANSACTIONS. In 1985, in four transactions, Oglethorpe sold its entire 60% undivided ownership interest in Scherer Unit No. 2 to four separate owner trusts (the "Lessors") established by four different institutional investors (the "Sale and Leaseback Transaction"). (See Note 4 of Notes to Financial Statements in Item 8.) Oglethorpe retained all of its rights and obligations as a Participant under the Ownership and Operating Agreements relating to Scherer Unit No. 2 for the term of the leases. (In the following discussion, references to Participants "owning" a specified percentage of interests include Oglethorpe's rights as a deemed owner with respect to its leased interests in Scherer Unit No. 2.)

    The Ownership Agreements appoint GPC as agent with sole authority and responsibility for, among other things, the planning, licensing, design, construction, renewal, addition, modification and disposal of Plants Hatch, Vogtle, Wansley and Scherer Units No. 1 and No. 2 and the Scherer Common Facilities. The Operating Agreements gives GPC, as agent, sole authority and responsibility for the management, control, maintenance and operation of the plant to which it relates and provides for the use of power and energy from such plant and the sharing of the costs thereof by the parties thereto in accordance with their respective interests therein. In performing its responsibilities under the Ownership and Operating Agreements, GPC is required to comply with prudent utility practices. GPC's liabilities with respect to its duties under the Ownership and Operating Agreements are limited by the terms thereof.

    Under the Ownership Agreements, Oglethorpe is obligated to pay a percentage of capital costs of the respective plants, as incurred, equal to the percentage interest which it owns or leases at each plant. GPC has responsibility for budgeting capital expenditures subject to, in the case of Scherer Units No. 1 and No. 2, certain limited rights of the Participants to disapprove capital budgets proposed by GPC and to substitute alternative capital budgets and, in the case of Plants Hatch and Vogtle, the right of any co-owner to disapprove large discretionary capital improvements.

    In 1990, the co-owners of Plants Hatch and Vogtle entered into the Nuclear Managing Board Agreement which amended the Plant Hatch and Plant Vogtle Ownership and Operating Agreements, primarily with respect to GPC's reporting requirements, but did not alter GPC's role as agent with respect to the nuclear plants. In 1993, the co-owners entered into the Amended and Restated Nuclear Managing Board Agreement (the "Amended and Restated NMBA") which provides for a managing board (the "Nuclear Managing Board") to coordinate the implementation and administration of the Plant Hatch and Plant Vogtle Ownership and Operating Agreements, provides for increased rights for the co-owners regarding certain decisions and allows GPC to contract with a third party for the operation of the nuclear units. Upon approval in March 1997 by the NRC of GPC's application to add SONOPCO to the operating license of each unit of Plants Hatch and Vogtle and designate SONOPCO as the operator, the Nuclear Operating Agreement between GPC and SONOPCO, which the co-owners had previously approved, became effective. In connection with the amendments to the Plant Scherer Ownership and Operating Agreements, the co-owners of Plant Scherer entered into the Plant Scherer Managing Board Agreement which provides for a managing board (the "Plant Scherer Managing Board") to coordinate the implementation and administration of the Plant Scherer Ownership and Operating Agreements and provides for increased rights for the co-owners regarding certain decisions, but does not alter GPC's role as agent with respect to Plant Scherer.

    The Operating Agreements provide that Oglethorpe is entitled to a percentage of the net capacity and net energy output of each plant or unit equal to its percentage undivided interest owned or leased in such plant or unit. GPC, as agent, schedules and dispatches Plants Hatch and Vogtle. Pursuant to amendments to the plant agreements, Oglethorpe began separately dispatching its ownership share of Scherer Units No. 1 and No. 2 in 1993 and of Plant Wansley in 1997. (See "GENERATING FACILITIES--Fuel Supply.") Except as otherwise provided, each party is responsible for a percentage of Operating Costs (as defined in the Operating Agreements) and fuel costs of each plant or unit equal to the percentage of its undivided interest which is owned or leased in such plant or unit. For Scherer Units No. 1 and No. 2 and for Plant Wansley, each party will be responsible for its fuel costs and for variable Operating Costs in proportion to the net energy output for its ownership interest, while responsibility for fixed Operating Costs will continue to be equal to the percentage undivided ownership interest which is owned or leased in such unit. GPC is required to furnish budgets for Operating Costs, fuel plans and scheduled maintenance plans subject to, in the case of Scherer Units No. 1 and No. 2, certain limited rights of the Participants to disapprove such budgets proposed by GPC and to substitute alternative budgets. The Ownership Agreements and Operating Agreements provide that, should a Participant fail to make any payment when due, among other things, such nonpaying Participant's rights to output of capacity and energy would be suspended.

    The Operating Agreement for Plant Hatch will remain in effect with respect to Hatch Units No. 1 and No. 2 until 2009 and 2012, respectively. The Operating Agreement for Plant Vogtle will remain in effect with respect to each unit at Plant Vogtle until 2018. The Operating Agreement for Plant Wansley will remain in effect with respect to Wansley Units No. 1 and No. 2 until 2016 and 2018, respectively. The Operating Agreement for Scherer Units No. 1 and No. 2 will remain in effect with respect to Scherer Units No. 1 and No. 2 until 2022 and 2024, respectively. Upon termination of each Operating Agreement, following any extension agreed to by the parties, GPC will retain such powers as are necessary in connection with the disposition of the property of the applicable plant, and the rights and obligations of the parties shall continue with respect to actions and expenses taken or incurred in connection with such disposition.

    ROCKY MOUNTAIN

    Oglethorpe's rights and obligations with respect to Rocky Mountain are contained in several contracts between Oglethorpe and GPC, the co-owners of Rocky Mountain (the "Co-Owners"). Pursuant to Rocky Mountain Pumped Storage Hydroelectric Ownership Participation Agreement, by and between Oglethorpe and GPC (the "Rocky Mountain Ownership Agreement"), Oglethorpe initially acquired a 3% undivided interest in Rocky Mountain which interest increased as Oglethorpe expended funds to complete construction of Rocky Mountain. The final ownership percentages for Rocky Mountain are Oglethorpe 74.61% and GPC 25.39%. In connection with this acquisition, Oglethorpe and GPC also entered into the Rocky Mountain Pumped Storage Hydroelectric Project Operating Agreement (the "Rocky Mountain Operating Agreement").

    The Rocky Mountain Ownership Agreement appoints Oglethorpe as agent with sole authority and responsibility for, among other things, the planning, licensing, design, construction, operation, maintenance and disposal of Rocky Mountain. The Rocky Mountain Operating Agreement gives Oglethorpe, as agent, sole authority and responsibility for the management, control, maintenance and operation of Rocky Mountain.

    In general, each Co-Owner is responsible for payment of its respective ownership share of all Operating Costs and Pumping Energy Costs (as defined in the Rocky Mountain Operating Agreement) as well as costs incurred as the result of any separate schedule or independent dispatch. A Co-Owner's share of net available capacity and net energy is the same as its respective ownership interest under the Rocky Mountain Ownership Agreement. Oglethorpe and GPC have each elected to schedule separately their respective ownership interests. The Rocky Mountain Operating Agreement will terminate in 2035. The Rocky Mountain Ownership and Operating Agreements provide that, should a Co-Owner fail to make any payment when due, among other things, such non-paying Co-Owner's rights to output of capacity and energy or to exercise any other right of a Co-Owner would be suspended until all amounts due, together with interests, had been paid. The capacity and energy of a non-paying Co-Owner may be purchased by a paying Co-Owner or sold to a third party.

    In late 1996 and early 1997, Oglethorpe completed lease transactions for its 74.61% undivided ownership interest in Rocky Mountain. Under the terms of these transactions, Oglethorpe leased the facility to three institutional investors for the useful life of the facility, who in turn leased it back to Oglethorpe for a term of 30 years. Oglethorpe will continue to control and operate Rocky Mountain during the leaseback term, and it will exercise its fixed price purchase option at the end of the leaseback period so as to retain all other rights of ownership with respect to the plant if it is advantageous for Oglethorpe to exercise such option.

ITEM 3. LEGAL PROCEEDINGS

    On June 17, 1997, PECO Energy Company--Power Team ("PECO") filed an application with FERC pursuant to Section 211 of the Federal Power Act requesting FERC to compel Oglethorpe and/or GTC to provide PECO with 250 MW of firm point-to-point transmission service from the TVA-ITS interface to the Florida-ITS interface for an initial three-year period, with an automatic roll-over provision. PECO also seeks $10,000 per day in penalties from Oglethorpe and/or GTC, alleging bad faith and delays in negotiations. In their response to FERC, GTC and Oglethorpe contend that they negotiated with PECO in good faith, and thus there is no reasonable basis for imposing the penalties sought by PECO. GTC also responded that it does not have firm "available transfer capability" at the TVA-ITS interface to fulfill PECO's request, after taking into account the need to protect system reliability, existing firm commitments, and use of the TVA-ITS interface to serve "native load," in accordance with North American Electric Reliability Council guidelines. In the event GTC is ordered by FERC to provide the requested service, PECO would be required to compensate GTC at rates set by FERC in the order. As a consequence of any such order, power purchased by Oglethorpe for delivery through the TVA-ITS interface would probably be curtailed (based on past operational experience at that interface), and could result in higher purchased power cost than would otherwise be the case. Although FERC transmission pricing policy is designed to ensure that a transmission provider is fully compensated for the cost of providing transmission service, potentially including opportunity cost, there can be no assurance that rates ordered by FERC for service to PECO would fully compensate GTC, Oglethorpe and the Members for the use of the transmission system and for any resulting effect on reliability or increase in the cost of power.

    Oglethorpe is a party to various other actions and proceedings incident to its normal business. Liability in the event of final adverse determinations in any of these matters is either covered by insurance or, in the opinion Oglethorpe's management, after consultation with counsel, should not in the aggregate have a material adverse effect on the financial position or results of operations of Oglethorpe.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS NOT APPLICABLE.

ITEM 6. SELECTED FINANCIAL DATA

    The following table presents selected historical financial data of Oglethorpe. The financial data presented as of the end of and for each year in the five-year period ended December 31, 1997, have been derived from the audited financial statements of Oglethorpe. Due to the Corporate Restructuring, the results of operations and financial condition reflect operations as a combined power supply, transmission and system operations company through March 31, 1997, and operations solely as a power supply company thereafter. These data should be read in conjunction with the financial statements of Oglethorpe and the notes thereto included in Item 8, "OGLETHORPE POWER CORPORATION-Corporate Restructuring" in Item 1 and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS" in Item 7.

                                                                (DOLLARS IN
                                                                 THOUSANDS)
                                    1997          1996              1995              1994          1993
                                ------------  ------------  --------------------  ------------  ------------
OPERATING REVENUES:
  Sales to Members............  $  1,000,319  $  1,023,094      $  1,030,797      $    930,875  $    899,720
  Sales to non-Members........        47,533        78,343           118,764           125,207       200,940
                                ------------  ------------       -----------      ------------  ------------
TOTAL OPERATING REVENUES......     1,047,852     1,101,437         1,149,561         1,056,082     1,100,660
                                ------------  ------------       -----------      ------------  ------------
OPERATING EXPENSES:
  Fuel........................       206,315       206,524           219,062           203,444       176,342
  Production..................       157,932       150,787           155,549           153,174       150,027
  Purchased power.............       266,875       229,089           264,844           227,477       271,970
  Depreciation and
    amortization..............       126,730       163,130           139,024           131,056       128,060
  Taxes.......................        26,293        30,262            27,561            24,741        25,148
  Other operating expenses....         4,032        38,896            34,844            28,783        24,821
                                ------------  ------------       -----------      ------------  ------------
TOTAL OPERATING EXPENSES......       788,177       818,688           840,884           768,675       776,368
                                ------------  ------------       -----------      ------------  ------------
OPERATING MARGIN..............       259,675       282,749           308,677           287,407       324,292
OTHER INCOME, NET.............        46,646        65,334            33,710            40,795        38,741
NET INTEREST CHARGES..........      (283,916)     (326,331)         (320,129)         (305,120)     (350,652)
                                ------------  ------------       -----------      ------------  ------------
MARGIN BEFORE CUMULATIVE
  EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE........        22,405        21,752            22,258            23,082        12,381
CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING FOR INCOME
    TAXES.....................          --            --                --                --        13,340
                                ------------  ------------       -----------      ------------  ------------
NET MARGIN....................  $     22,405  $     21,752      $     22,258      $     23,082  $     25,721
                                ------------  ------------       -----------      ------------  ------------
                                ------------  ------------       -----------      ------------  ------------
ELECTRIC PLANT, NET:
  In service..................  $  3,588,204  $  4,345,200      $  4,436,009      $  3,980,439  $  4,054,956
  Construction work in
    progress..................        13,578        31,181            35,753           538,789       450,965
                                ------------  ------------       -----------      ------------  ------------
                                $  3,601,782  $  4,376,381      $  4,471,762      $  4,519,228  $  4,505,921
                                ------------  ------------       -----------      ------------  ------------
                                ------------  ------------       -----------      ------------  ------------

TOTAL ASSETS..................  $  4,509,857  $  5,362,175      $  5,438,496      $  5,346,330  $  5,323,890
                                ------------  ------------       -----------      ------------  ------------
                                ------------  ------------       -----------      ------------  ------------

CAPITALIZATION:
  Long-term debt..............  $  3,258,046  $  4,052,470      $  4,207,320      $  4,128,080  $  4,058,251
  Obligation under capital
    leases....................       288,638       293,682           296,478           303,749       303,458
  Other obligations...........        52,176        41,685              --                --            --
  Patronage capital and
  membership fees.............       330,509       356,229           338,891           309,496       289,982
                                ------------  ------------       -----------      ------------  ------------
                                $  3,929,369  $  4,744,066      $  4,842,689      $  4,741,325  $  4,651,691
                                ------------  ------------       -----------      ------------  ------------
                                ------------  ------------       -----------      ------------  ------------

PROPERTY ADDITIONS............  $     63,527  $     93,704      $    138,921      $    206,345  $    235,285
                                ------------  ------------       -----------      ------------  ------------
                                ------------  ------------       -----------      ------------  ------------

ENERGY SUPPLY (MEGAWATT-
  HOURS):
  Generated...................    17,722,059    17,866,143        18,402,839        16,924,038    14,575,920
  Purchased...................     6,377,643     6,606,931         5,738,634         4,381,087     7,620,815
                                ------------  ------------       -----------      ------------  ------------
  Available for sale..........    24,099,702    24,473,074        24,141,473        21,305,125    22,196,735
                                ------------  ------------       -----------      ------------  ------------
                                ------------  ------------       -----------      ------------  ------------

MEMBER REVENUE PER KWH SOLD...    4.83 cents    5.11 cents        5.53 cents        5.65 cents    5.47 cents
                                ------------  ------------       -----------      ------------  ------------
                                ------------  ------------       -----------      ------------  ------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  CORPORATE RESTRUCTURING

    Oglethorpe and the Members completed a corporate restructuring (the "Corporate Restructuring") on March 11, 1997, in which Oglethorpe was divided into three specialized operating companies to respond to increasing competition and regulatory changes in the electric industry. As part of the Corporate Restructuring, Oglethorpe's transmission business was sold to, and is now owned and operated by, Georgia Transmission Corporation ("GTC"). Oglethorpe's system operations business was sold to, and is now owned and operated by, Georgia System Operations Corporation ("GSOC"). (See Note 11 of Notes to Financial Statements.) Oglethorpe continues to own and operate its power supply business. Oglethorpe retained all of its owned and leased generation assets. Oglethorpe also continues to administer its power purchase contracts and, through a wholly owned subsidiary, EnerVision, Inc., Tailored Energy Solutions ("EnerVision"), provide marketing support functions to the Members.

  MARGINS AND PATRONAGE CAPITAL

    Oglethorpe operates on a not-for-profit basis and, accordingly, seeks only to generate revenues sufficient to recover its cost of service and to generate margins sufficient to establish reasonable reserves and meet certain financial coverage requirements. Revenues in excess of current period costs in any year are designated as net margin in Oglethorpe's statements of revenues and expenses and patronage capital. Retained net margins are designated on Oglethorpe's balance sheets as patronage capital, which is allocated to each of the Members on the basis of its electricity purchases from Oglethorpe. Since its formation in 1974, Oglethorpe has generated a positive net margin in each year. Oglethorpe's equity ratio (patronage capital and membership fees divided by total capitalization) increased from 7.5% at December 31, 1996 to 8.4% at December 31, 1997.

    In connection with the Corporate Restructuring, Oglethorpe made a $49 million special patronage capital distribution to the Members which was used by the Members to establish equity in and to provide initial working capital to GTC. This distribution was offset primarily by current year margins and resulted in a net decrease in patronage capital from $356 million at December 31, 1996, to $331 million at December 31, 1997.

    Patronage capital constitutes the principal equity of Oglethorpe. Any distributions of patronage capital are subject to the discretion of the Board of Directors, subject to Indenture rerquirements. Under the Indenture, dated as of March 1, 1997, from Oglethorpe to SunTrust Bank, Atlanta, as trustee ("Mortgage Indenture"), Oglethorpe is prohibited from making any distribution of patronage capital to the Members if, at the time thereof or after giving effect thereto, (i) an event of default exists under the Mortgage Indenture,
(ii) Oglethorpe's equity as of the end of the immediately preceding fiscal quarter is less than 20% of Oglethorpe's total capitalization, or (iii) the aggregate amount expended for distributions on or after the date on which Oglethorpe's equity first reaches 20% of Oglethorpe's total capitalization exceeds 35% of Oglethorpe's aggregate net margins earned after such date. This last restriction, however, will not apply if, after giving effect to such distribution, Oglethorpe's equity as of the end of the immediately preceding fiscal quarter is not less than 30% of Oglethorpe's total capitalization.

  RATES AND REGULATION

    Pursuant to the Amended and Restated Wholesale Power Contracts between Oglethorpe and each of the Members dated as of August 1, 1996 ("Wholesale Power Contracts"), Oglethorpe is required to design capacity and energy rates that generate sufficient revenues to recover all costs as described in such contracts, to establish and maintain reasonable margins and to meet its financial coverage requirements. Oglethorpe reviews its capacity rates at least annually to ensure that its fixed costs are being adequately recovered and, if necessary, adjusts its rates to meet its net margin goals. Oglethorpe's energy rate is established to recover actual fuel and variable operations and maintenance costs.

    In 1995, Oglethorpe implemented two new capacity rate options in an effort to provide greater flexibility to the Members. These options allocated fixed costs using billing determinants of the current year. These rates produced differing monthly amounts of capacity revenues throughout 1995 and introduced some variability and uncertainty as to the level of revenues and margins to be received. Due to extreme weather conditions and other factors, the 1995 rates options produced $2.5 million of revenues in excess of budgeted amounts. Such excess amounts were returned to the Members in 1996.

    Under a capacity rate mechanism effective throughout 1996, each Member was responsible for an assigned share of fixed costs based on an agreed-upon allocation. Under this approach, capacity costs were collected in equal monthly amounts. This interim rate mechanism was extended through March 31, 1997 until a new rate schedule became effective under the Wholesale Power Contracts on April 1, 1997, in connection with the Corporate Restructuring. This new rate schedule implements on a long-term basis the assignment of responsibility for fixed costs. The monthly charges for capacity and other non-energy charges are based on a rate formula using the Oglethorpe budget. The Board of Directors may adjust such capacity and other non-energy charges during the year through an adjustment to the annual budget. Energy charges are based on actual energy costs, whether incurred from generation or purchased power resources or under the power marketing arrangements.

    Under the Mortgage Indenture, Oglethorpe is required, subject to any necessary regulatory approval, to establish and collect rates that are reasonably expected, together with other revenues of Oglethorpe, to yield a Margins for Interest ("MFI") Ratio for each fiscal year equal to at least
1.10. The MFI Ratio is determined by dividing the sum of (i) Oglethorpe's net margins (after certain defined adjustments), (ii) Interest Charges and (iii) any amount included in net margins for accruals for federal or state income taxes by Interest Charges. The definition of MFI takes into account any item of net margin, loss, gain or expenditure of any affiliate or subsidiary of Oglethorpe only if Oglethorpe has received such net margins or gains as a dividend or other distribution from such affiliate or subsidiary or if Oglethorpe has made a payment with respect to such losses or expenditures.

    The rate schedule also includes a Prior Period Adjustment ("PPA") mechanism designed to ensure that Oglethorpe achieves the minimum 1.10 MFI Ratio. Amounts, if any, by which Oglethorpe fails to achieve a minimum 1.10 MFI Ratio would be accrued as of December 31 of the applicable year and collected from the Members during the period April through December of the following year. Amounts within a range from a 1.10 MFI Ratio to a 1.20 MFI Ratio are retained as patronage capital. Amounts, if any, by which Oglethorpe exceeds the maximum 1.20 MFI Ratio would be charged against revenues as of December 31 of the applicable year and refunded to the Members during the period April through December of the following year. The rate schedule formula is intended to provide for the collection of revenues which, together with revenues from all other sources, are equal to all costs and expenses recorded by Oglethorpe, plus amounts necessary to achieve at least the minimum 1.10 MFI Ratio.

    For 1997, Oglethorpe achieved an MFI Ratio of 1.10. For comparative purposes only, the pro forma MFI Ratio for 1996 would have been 1.09.

    Under the terms of Oglethorpe's prior mortgage, all rate revisions by Oglethorpe were subject to the approval of the Rural Utilities Service ("RUS"). Under the Mortgage Indenture and related loan contract with RUS, adjustments to Oglethorpe's rates to reflect changes in Oglethorpe's budgets are not subject to RUS approval, except for any reduction in rates in a fiscal year following a fiscal year in which Oglethorpe has failed to meet the minimum 1.10 MFI Ratio set forth in the Mortgage Indenture. Changes to the rate schedule under the Wholesale Power Contracts are subject to RUS approval. Oglethorpe's rates are not subject to the approval of any other federal or state agency or authority, including the Georgia Public Service Commission.

    Prior to 1997, Oglethorpe utilized a Times Interest Earned Ratio ("TIER") as the basis for establishing its annual net margin goal. Under Oglethorpe's prior mortgage, Oglethorpe was required to implement rates that were designed to maintain an annual TIER of not less than 1.05. Oglethorpe's Board of Directors set an annual net margin goal to be the amount required to produce a TIER of
1.07 in 1995 and 1996, and such TIER was achieved in each year. In addition to the TIER requirement under the prior mortgage, Oglethorpe was also required under the prior mortgage to implement rates designed to maintain a Debt Service Coverage Ratio ("DSC") of not less than 1.0 and an Annual Debt Service Coverage Ratio ("ADSCR") of not less than 1.25. Oglethorpe always met or exceeded the TIER, DSC and ADSCR requirements of the prior mortgage.

    TIER is determined by dividing the sum of Oglethorpe's net margin plus interest on long-term debt (including interest charged to construction) by Oglethorpe's interest on long-term debt (including interest charged to construction). DSC is determined by dividing the sum of Oglethorpe's net margin plus interest on long-term debt (including interest charged to construction) plus depreciation and amortization (excluding amortization of nuclear fuel and debt discount and expense) by Oglethorpe's interest and principal payable on long-term debt (including interest charged to construction). ADSCR is determined by dividing the sum of Oglethorpe's net margin plus interest on long-term debt (excluding interest charged to construction) plus depreciation and amortization (excluding amortization of nuclear fuel and debt discount and expense) by Oglethorpe's interest and principal payable on long-term debt secured under the prior mortgage (excluding interest charged to construction).

RESULTS OF OPERATIONS

  HISTORICAL FACTORS AFFECTING FINANCIAL PERFORMANCE

    Oglethorpe has utilized both long-term contractual arrangements with Georgia Power Company ("GPC") and a rate mechanism utilizing deferred margins to allow for a gradual absorption of costs of generating plants into rates over several years. As of May 31, 1995, Oglethorpe's Members have fully absorbed into rates responsibility for the cost of its ownership interests in Plant Vogtle Units No. 1 and No. 2, and as of December 31, 1996, Oglethorpe's Members have fully absorbed into rates the costs of Rocky Mountain, the last of Oglethorpe's generating plants to be placed into service.

    Contractual arrangements with GPC provided that Oglethorpe sell to GPC a declining percentage of Oglethorpe's entitlement to the capacity and energy of certain co-owned generating plants during the initial seven to ten years of operation of such units (the "GPC Sell-back"). As of May 31, 1995, the GPC Sell-back expired for all units.

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

  POWER MARKETER ARRANGEMENTS

    Oglethorpe is utilizing long-term power marketer arrangements to reduce the cost of power to the Members. Oglethorpe has entered into power marketer agreements with LG&E Energy Marketing Inc. ("LEM") effective January 1, 1997, for approximately 50% of the load requirements of the Members and with Morgan Stanley Capital Group Inc. ("Morgan Stanley"), effective May 1, 1997, with respect to 50% of the Members' then forecasted load requirements. The LEM agreements are based on the actual requirements of the Members during the contract term, whereas the Morgan Stanley agreement represents a fixed supply obligation. Under these power marketer agreements, Oglethorpe purchases energy at fixed prices covering a portion of the costs of energy to its Members. LEM and Morgan Stanley, in turn, have certain rights to market excess energy from the Oglethorpe system. All of Oglethorpe's existing generating facilities and power purchase arrangements are available for use by LEM and Morgan Stanley for the term of the respective agreements. Oglethorpe continues to be responsible for all of the costs of its system resources but receives revenue from LEM and Morgan Stanley for the use of the resources.

    Oglethorpe utilized short-term power marketer arrangements during 1996. The initial agreement was with Enron Power Marketing, Inc. ("EPMI") and was in place January through August. From September through December 1996, another power marketer arrangement was utilized with Duke/Louis Dreyfus L.L.C. ("DLD"). Under each of the agreements, the power marketer was required to provide to Oglethorpe at a favorable fixed rate all the energy needed to meet the Members' requirements and Oglethorpe was required to provide to the power marketer at cost, subject to certain limitations, upon request, all energy available from Oglethorpe's total power resources. Under both agreements, Oglethorpe continued to operate the power supply system and continued to dispatch the generating resources to ensure system reliability.

  CORPORATE RESTRUCTURING

    As a result of the Corporate Restructuring, the Statements of Revenues and Expenses for 1997 reflect operations as a combined power supply, transmission and system operations company through March 31, 1997, and operations solely as a power supply company thereafter. (See Note 11 of Notes to Financial Statements for a pro forma Statement of Revenues and Expenses for the year ended December 31, 1997). Although the Corporate Restructuring was completed on March 11, 1997, pursuant to the restructuring agreement among Oglethorpe, GTC and GSOC, all transmission-related and systems operations-related revenues were assigned to Oglethorpe, and all transmission-related and systems operations-related costs were paid or reimbursed by Oglethorpe during the period March 11, 1997 through March 31, 1997.

    Decreases in operating revenues, power delivery expenses, depreciation and amortization, taxes other than income taxes, operating margin and net interest charges from 1996 to 1997 are primarily attributable to the Corporate Restructuring.

    OPERATING REVENUES

    SALES TO MEMBERS. Revenues from Members are collected pursuant to the Wholesale Power Contracts and are a function of the demand for power by the Members' consumers and Oglethorpe's cost of service. Revenues from sales to Members decreased by 2.2% for 1997 compared to 1996 and decreased by 0.7% in 1996 compared to 1995. For 1997 compared to 1996, four factors primarily contributed to the change in revenues. Two factors were the result of the Corporate Restructuring and affected comparability, as follows: (1) Member capacity revenues declined by approximately $75 million due to the transfer of the transmission and system operations businesses to GTC and GSOC in connection with the Corporate Restructuring; and (2) as discussed under "OTHER INCOME (EXPENSE)" herein, Member revenues for 1997 of approximately $19.5 million related to EnerVision were reflected in "Other Income" since these marketing support activities are no longer part of operations of the power supply business. In addition, revenues were significantly affected by two operational factors: (1) Member energy revenues increased by $80 million primarily because the short-term power marketer arrangements with DLD and EPMI allowed Oglethorpe to pass through significant savings during 1996 (see the discussion of purchased power under "OPERATING EXPENSES" herein); and (2) in August 1997, capacity revenues were reduced by a $4 million refund to the Members as a result of an interim budget adjustment to reflect higher than anticipated investment income.

    Revenues from Members for 1996 decreased compared to 1995 due to the pass-through of savings in energy costs, which more than offset higher capacity revenue requirements and the effect of increased amounts of energy sold (see the discussion of savings in purchased power costs under "OPERATING EXPENSES" herein). Member capacity revenues in 1996 and 1995 were also affected by additional fixed costs related to the commercial operation of Rocky Mountain beginning in June 1995.

    The energy portion of Member revenues per kilowatt-hour ("kWh") increased 24.4% in 1997 compared to 1996 and declined 13.2% in 1996 compared to 1995. Actual energy costs are passed through to the Members such that energy revenues equal energy costs. The increase in 1997 resulted from the $80 million increase in net energy costs discussed above. The decrease in 1996 resulted from savings of approximately $32 million in energy costs (compared to budget) achieved under the power marketer arrangements in effect during 1996.

    The following table summarizes the amounts of kWh sold to Members and revenues per kWh during each of the past three years:

             KILOWATT-HOURS          CENTS PER
             (IN THOUSANDS)        KILOWATT-HOUR
           -------------------  -------------------
1997.....      20,664,786               4.83(1)
1996.....      19,807,101               5.11
1995.....      18,442,153               5.53

------------------------
(1) Excludes revenues related to the transmission business effective April 1, 1997.

    In spite of mild weather in 1997, kWh sales to Members increased by 4.3% compared to 1996 due to continued growth in the Member systems' service territories. Member sales increased 7.4% in 1996 also due to Member growth, despite a summer in which temperatures were lower than the prolonged hot weather in 1995.

    SALES TO NON-MEMBERS. Sales of electric services to non-Members were primarily from energy sales to other utilities and power marketers, and pursuant to contractual arrangements with GPC. The following table summarizes the amounts of non-Member revenues from these sources for the past three years:

                                                      1997       1996        1995
                                                    ---------  ---------  ----------
                                                         (DOLLARS IN THOUSANDS)
Sales to other utilities..........................  $  17,533  $  38,956  $   52,828
Sales to power marketers..........................     14,623     15,895          --
GPC power supply arrangements.....................     13,169     13,703      43,226
ITS transmission agreements.......................      2,208      9,789      12,614
GPC plant operating agreements....................         --         --      10,096
                                                    ---------  ---------  ----------
Total.............................................  $  47,533  $  78,343  $  118,764
                                                    ---------  ---------  ----------
                                                    ---------  ---------  ----------

    Revenues from sales to non-Members declined in 1997 compared to 1996 and in 1996 compared to 1995. Sales to other utilities in 1997 represent sales made directly by Oglethorpe. Oglethorpe sells for its own account any energy available from the portion of its resources dedicated to Morgan Stanley that is not scheduled by Morgan Stanley pursuant to its power marketer arrangements. EPMI and DLD initiated sales to other utilities in 1996. In 1996, where the power marketer did not have a contractual relationship with the purchaser and Oglethorpe did, Oglethorpe recorded the sale and credited the revenues to the power marketer in its monthly billing. In 1995, Oglethorpe made these sales directly to other utilities.

    Under the LEM and Morgan Stanley power marketer arrangements, and previously, under the EPMI and DLD power marketer arrangements, sales to the power marketers represented the net energy trans-mitted on behalf of LEM, Morgan Stanley, EPMI and DLD off-system on a daily basis from Oglethorpe's total resources. Such energy was sold to LEM, EPMI and DLD at Oglethorpe's cost, subject to certain limitations, and to Morgan Stanley at a contractually fixed price. The volume of sales to power marketers depends primarily on the power marketers' decisions for servicing their load requirements.

    The third source of non-Member revenues was power supply arrangements with GPC. These revenues were derived, for the most part, from energy sales arising from dispatch situations whereby GPC caused co-owned coal-fired generating resources to be operated when Oglethorpe's system did not require all of its contractual entitlement to the generation. These revenues compensated Oglethorpe for its costs because, under the operating agreements (before the agreements were recently amended as discussed below), Oglethorpe was responsible for its share of fuel costs any time a unit operated. Revenues from sales of this type to GPC varied slightly in 1997 compared to 1996 and were lower in 1996 compared to 1995. In 1996, the power marketers elected to retain more of the output from Plant Wansley than in 1995. Pursuant to the amendments to the Plant Wansley ownership and operating agreements, Oglethorpe elected to separately dispatch its ownership interest in Plant Wansley beginning May 1, 1997. Thereafter, Plant Wansley ceased to be a source of this type of sales transaction; therefore, this type of sale to GPC has ended.

    The fourth source of non-Member revenues was primarily payments from GPC for use of the Integrated Transmission System ("ITS") and related transmission interfaces. GPC compensated Oglethorpe to the extent that Oglethorpe's percentage of investment in the ITS exceeded its percentage use of the system. In such case, Oglethorpe was entitled to compensation for the use of its investment by the other ITS participants. As a result of the Corporate Restructuring, all of the revenues in this category have accrued to GTC since April 1, 1997. The change in revenues for 1996 compared to 1995 resulted from normal variations of Oglethorpe's investment percentages and its use of the system.

    The fifth source of non-Member revenue was plant operating agreements with GPC. The elimination of the revenues from the plant operating agreements was due to the scheduled conclusion, effective June 1, 1995, of the GPC Sell-back with respect to Plant Vogtle.

    OPERATING EXPENSES

    Oglethorpe's operating expenses decreased 3.7% in 1997 compared to 1996 and decreased 2.6% in 1996 compared to 1995. The overall decrease in operating expenses for 1997 compared to 1996 was primarily attributable to the expenses relating to the transmission business assumed by GTC in connection with the Corporate Restructuring. The decrease in operating expenses in 1996 compared to 1995 was primarily attributable to energy cost savings achieved under the short-term power marketer arrangements offset somewhat by an increase in depreciation and amortization.

    The increase in 1997 production operations and maintenance costs was partly attributable to a maintenance outage at Scherer Unit No. 1. In addition, effective January 1, 1996, the costs of nuclear refueling outages are deferred and amortized over the 18-month period following the outage. Such change in accounting resulted in a $12.4 million deferral of maintenance costs in 1996.

    The decrease in total fuel costs in 1996 as compared to 1995 resulted partly from unplanned outages at Plant Scherer and Plant Wansley Unit No. 1 and partly from the power marketer electing to dispatch the fossil units less. These factors resulted in 3.1% lower fossil generation in 1996 compared to 1995.

    Purchased power cost increased 16.5% in 1997 compared to 1996, despite the fact that effective September 1, 1997 another 250 megawatt ("MW") component block (coal-fired units) of the Block Power Sale Agreement (the "BPSA") between Oglethorpe and GPC was eliminated. Although 3.5% fewer megawatt-hours ("MWhs") were purchased in 1997 compared to 1996, average purchased power cost increased by 20.7%. As noted below, significant energy cost savings were realized in 1996 from the EPMI and DLD power marketer arrangements. Purchased power cost decreased by 14% in 1996 compared to 1995. Lower purchased power costs were achieved in 1996 despite a 15% increase in energy purchases in 1996 from 1995 levels. The 1996 cost reduction was due to
(1) energy cost savings of $32 million realized from the short-term power marketer arrangements and (2) reductions in purchased power capacity costs due to (a) proceeds of $10.8 million from the settlement of a lawsuit with GPC and (b) savings resulting from the elimination effective September 1, 1996, of a 250 MW component block (coal-fired units) of the BPSA between Oglethorpe and GPC.

    Purchased power expenses for the years 1995 through 1997 reflect the cost of capacity and energy purchases under various long-term power purchase agreements. These long-term agreements have, in some cases, take-or-pay minimum energy require-ments. For 1995 through 1997, Oglethorpe utilized its energy from these purchase power agreements in excess of the take-or-pay requirements. Oglethorpe's power purchases from these agreements amounted to approximately $176 million in 1997, $191 million in 1996 and $207 million in 1995. (For a discussion of the power purchase agreements, see Note 9 of Notes to Financial Statements.)

    The increase in depreciation and amortization in 1996 was partly due to a full year of depreciation on Rocky Mountain which began commercial operation in June 1995 and to $14 million of Board-approved accelerated amortization of deferred charges of the discontinued Pickens County pumped storage hydroelectric project. All remaining unamortized charges related to this project were expensed in 1996.

    Other operating expenses for 1996 and 1995 represent marketing services expenses. As discussed under "Other Income (Expense)" herein, such expenses for 1997 of approximately $18.3 million related to EnerVision were shown in "OTHER INCOME (EXPENSE)" since these marketing support activities are no longer part of operations of the power supply business.

    OTHER INCOME (EXPENSE)

    Interest income increased for 1997 compared to 1996 and 1996 compared to 1995. Interest income was higher in 1997 as a result of higher earnings from the decommissioning fund and partly due to income from the deposits from the Rocky Mountain transactions. The deposits were made in December 1996 and January 1997. In 1996, interest income was higher due to higher average investment balances.

    In contemplation of separating its marketing support services from the power supply business, in 1997 Oglethorpe began accounting for the revenues and expenses relating to EnerVision as a non-operating "Other income (expense)" item. Such activities produced a margin of approximately $1.2 million and are reflected in the "Other" caption of "Other income (expense)" on the Statement of Revenues and Expenses.

    In 1996, Oglethorpe utilized all remaining amounts available ($32 million) under its deferred margin rate mechanism, and, as scheduled, this mechanism ended. Likewise, deferred margins of $16 million were amortized as credits against Member revenue requirements in 1995 to mitigate the rate impact of increased capacity costs related to Plant Vogtle and Rocky Mountain. Also, in 1995, Oglethorpe's Board of Directors authorized the retention of approximately $14 million in excess of the 1.07 TIER margin requirement as deferred margins under the mechanism. (See Note 1 of Notes to Financial Statements for a discussion of deferred margins and amortization of deferred margins.)

    INTEREST CHARGES

    Net interest charges for 1997 decreased compared to 1996 primarily due to the debt assumed by GTC in connection with the Corporate Restructuring. Net interest charges increased in 1996 compared to 1995 due to the decrease in allowance for debt funds used during construction ("AFUDC") as a result of the three units of Rocky Mountain becoming commercially operable in June and July 1995. The decrease in gross interest on long-term debt and capital leases in 1996 compared to 1995 was due to the refinancing efforts discussed under "Financial Condition--Refinancing Transactions" below.

FINANCIAL CONDITION

    GENERAL

    The principal changes in Oglethorpe's financial condition in 1997 were due to property additions, reductions in the cost of capital and a special patronage capital distribution. Property additions totaled $64 million and were funded entirely with funds from operations.

    A decrease in the cost of capital was achieved through the refinancing of $237 million of long-term debt and the prepayment of an additional $116 million of long-term debt. The average interest rate on long-term debt decreased from 6.56% at December 31, 1996 to 6.46% at December 31, 1997. (For a further discussion of the refinancing transactions, see "REFINANCING TRANSACTIONS" and "ROCKY MOUNTAIN LEASE TRANSACTIONS" herein.)

    Finally, Oglethorpe's equity was reduced by $49 million due to a special patronage capital distribution made to the Members in conjunction with the Corporate Restructuring.

    CAPITAL REQUIREMENTS

    As part of its ongoing capital planning, Oglethorpe forecasts expenditures required for generation facilities and other capital projects. The table below details these expenditure forecasts for 1998 through 2000. Actual capital expenditures may vary from the estimates listed below because of factors such as changes in business conditions, fluctuating rates of load growth, environmental requirements, design changes and rework required by regulatory bodies, delays in obtaining necessary federal and other regulatory approvals, construction delays, cost of capital, equipment, material and labor, and decisions to construct, rather than purchase, additional capacity.

                                               CAPITAL EXPENDITURES
                                              (DOLLARS IN THOUSANDS)
                            ------------------------------------------------------------
                            GENERATING     NUCLEAR      GENERAL
YEAR                         PLANT(1)       FUEL        PLANT       AFUDC(2)     TOTAL
--------------------------  -----------  ----------  -----------  -----------  ----------
1998......................   $  15,303   $   35,337   $   1,940    $   1,290   $   53,870
1999......................      13,147       33,301       1,875        1,800       50,123
2000......................      10,916       39,780       1,931        1,800       54,427
                             ---------   ----------   ---------    ---------   ----------
Total.....................   $  39,366   $  108,418   $   5,746    $   4,890   $  158,420
                             ---------   ----------   ---------    ---------   ----------
                             ---------   ----------   ---------    ---------   ----------

------------------------

(1) Consists of capital expenditures required for replacements and additions to facilities in service and compliance with environmental regulations. Oglethorpe currently does not have any new generation facilities under construction.

(2) Allowance for funds used during construction of generation and general plant facilities.

    Oglethorpe's investment in electric plant, net of depreciation, was approximately $3.6 billion as of December 31, 1997. The reduction in net plant compared to December 31, 1996 was primarily due to the transfer of assets to GTC and GSOC in connection with the Corporate Restructuring. Expenditures for property additions during 1997 amounted to $64 million and were funded entirely from operations. These expenditures were primarily for additions and replacements to generation facilities, and prior to the Corporate Restructuring, also for transmission facilities.

    In addition to the funds needed for capital expenditures, approximately $268 million will be required over the next three years (1998-2000) for current sinking fund requirements and maturities of long-term debt. Of this amount, $201 million, or 75%, relates to the repayment of RUS and Federal Financing Bank ("FFB") debt. Excluded from these amounts is the amount of debt assumed by GTC and GSOC as part of the Corporate Restructuring.

    LIQUIDITY AND SOURCES OF CAPITAL

    In the past, Oglethorpe has obtained the majority of its long-term financing from RUS-guaranteed loans funded by FFB. Oglethorpe has also obtained a substantial portion of its long-term financing requirements from tax-exempt pollution control revenue bonds ("PCBs").

    In addition, Oglethorpe's operations have consistently provided a sizable contribution to its funding of capital requirements, such that internally generated funds have provided interim funding or long-term capital for nuclear fuel reloads, new generation, transmission and general plant facilities, replacements and additions to existing facilities, and retirement of long-term debt. Oglethorpe anticipates that it will meet its future capital requirements through 2000 primarily with funds generated from operations and, if necessary, with short-term borrowings.

    To meet short term cash needs and liquidity requirements, Oglethorpe had, as of December 31, 1997, (i) approximately $63 million in cash and temporary cash investments, (ii) $97 million in other short term investments and (iii) up to $330 million total available under the following credit facilities ($92 million of which was in use):

SHORT-TERM CREDIT FACILITIES                                    AMOUNT
----------------------------------------------------------  --------------
Commercial Paper..........................................  $  280,000,000
Committed lines of credit: SunTrust Bank..................      30,000,000
Uncommitted lines of credit: CFC..........................      50,000,000

    Under its commercial paper program, Oglethorpe may issue commercial paper not to exceed $280 million outstanding at any one time. The commercial paper is backed 100% by committed lines of credit provided by a group of banks for which SunTrust Bank acts as agent. The maximum amount that can be outstanding at any one time under the commercial paper program and the other lines of credit totals $330 million due to certain restrictions contained in the SunTrust Bank committed line of credit agreement. As of December 31, 1997, $92 million of commercial paper was outstanding which was issued to fund the defeasance of certain PCBs in conjunction with the Corporate Restructuring. (See "REFINANCING TRANSACTIONS" below for a further discussion of this defeasance.)

    REFINANCING TRANSACTIONS

    Over the past few years, Oglethorpe has implemented a program to reduce its interest costs by refinancing a sizable portion of its high-interest rate debt. Since the first transaction was completed in June 1992, Oglethorpe has refinanced $1.2 billion in FFB debt, $1.1 billion in PCB debt and $225 million in serial facility bond debt. Refinancings completed in 1997 include the $225 million of serial facility bonds and the refinancing of $14.6 million of maturing PCB principal.

    Oglethorpe has also prepaid $222 million of FFB debt, including 1997 prepayments of $92 million of FFB debt in connection with the Rocky Mountain transactions described herein and a prepayment of $25 million of FFB debt in connection with the Corporate Restructuring. (See Note 5 of Notes to Financial Statements.)

    The net result of these transactions has been to reduce the average interest rate on Oglethorpe's total long-term debt from 8.83% at December 31, 1991 to 6.46% at December 31, 1997.

    Oglethorpe has implemented a program under which it is refinancing, on a continued tax-exempt basis, the annual principal maturities of certain tax-exempt serial bonds and tax-exempt term bonds under their mandatory sinking fund schedules. The refinancing of these principal maturities allows Oglethorpe to preserve a low-cost source of financing while conserving cash. To date, Oglethorpe has refinanced approximately $53 million under this program, including $14.6 million in 1997, and has a plan in place to refinance principal maturities relating to certain PCB issues through the year 2002.

    In connection with the Corporate Restructuring, Oglethorpe defeased approximately $92 million in principal amount of Series 1992 PCBs. Initially these bonds have been defeased with proceeds from the issuance of approximately $92 million in commercial paper. Oglethorpe has a plan in place to refinance the commercial paper issuance with a medium-term loan in 1998 and ultimately expects to refinance the loan with an issuance of PCBs at some point in the future.

    Also, in connection with the Corporate Restructuring, Oglethorpe refinanced approximately $217 million in principal amount of Series 1992A PCBs through the issuance of PCBs maturing on December 1, 1997 (the "Series 1997A Bonds"), which were in turn refinanced through the issuance of PCBs maturing on May 28, 1998 (the "Series 1997B Bonds"). Oglethorpe has a plan in place and is in the final stages of a debt offering to refund the Series 1997B Bonds in March 1998 through the issuance of the Series 1998A and Series 1998B PCBs (the "Series 1998 Bonds"), having a January 1, 2019 maturity. The Series 1998 Bonds will be issued as variable rate bonds and will be supported by both a municipal bond insurance policy and bank liquidity agreements.

    INTEREST RATE SWAP TRANSACTIONS

    To refinance high-interest rate PCBs, Oglethorpe entered into two interest rate swap transactions with a swap counterparty, AIG Financial Products Corp. ("AIG-FP"), which were designed to create a contractual fixed rate of interest on $322 million of variable rate PCBs. These transactions were entered into in early 1993 on a forward basis, pursuant to which approximately $200 million of variable rate PCBs were issued on November 30, 1993 and approximately $122 million of variable rate PCBs were issued on December 1, 1994. Oglethorpe is obligated to pay the variable interest rate that accrues on these PCBs; however, the swap arrangements provide a mechanism for Oglethorpe to achieve a contractual fixed rate which is lower than Oglethorpe would have obtained had it issued fixed rate bonds. Oglethorpe's use of financial derivatives is for the purpose of mitigating business risks and is not for speculative purposes. Oglethorpe's use of derivatives is currently limited to these two swap transactions.

    In connection with GTC's assumption of liability on a portion of the PCBs pursuant to the Corporate Restructuring, commencing April 1, 1997, GTC assumed and agreed to pay 16.86% of any amounts due from Oglethorpe under these swap arrangements, including the net swap payments and termination payments described below. Should GTC fail to make such payments under the assumption, Oglethorpe remains obligated for the full amount of such payments.

    Under the swap arrangements, Oglethorpe is obligated to make periodic payments to AIG-FP based on a notional principal amount equal to the aggregate principal amount of the bonds outstanding during the period and a contractual fixed rate ("Fixed Rate"), and AIG-FP is obligated to make periodic payments to Oglethorpe based on a notional principal amount equal to the aggregate principal amount of the bonds outstanding during the period and a variable rate equal to the variable rate of interest accruing on the bonds during the period ("Variable Rate"). These payment obligations are netted, such that if the Variable Rate is less than the Fixed Rate, Oglethorpe makes a net payment to AIG-FP. Likewise, if the Variable Rate is higher than the Fixed Rate, Oglethorpe receives a net payment from AIG-FP. Thus, although changes in the Variable Rate affect whether Oglethorpe is obligated to make payments to AIG-FP or is entitled to receive payments from AIG-FP, the effective interest rate Oglethorpe pays with respect to the PCBs is not affected by changes in interest rates. The Fixed Rate for the $200 million of variable rate bonds issued in 1993 is 5.67% and the Fixed Rate for the $122 million of variable rate bonds issued in 1994 is 6.01%. For the three years ended December 31, 1995, 1996 and 1997, Oglethorpe has made in connection with both interest rate swap arrangements combined net swap payments to AIG-FP of $6.4 million, $8.2 million and $6.4 million, respectively.

    The swap arrangements extend for the life of these pcbs. If the swap arrangements were to be terminated while the PCBs are still outstanding, Oglethorpe or AIG-FP may owe the other party a termination payment depending on a number of factors, including whether the fixed rate then being offered under comparable swap arrangements is higher or lower than the Fixed Rate. Under the terms of the swap agreements, AIG-FP has limited rights to terminate the swaps only upon the occurrence of specified events of default or a reduction in ratings on Oglethorpe's PCBs, without credit enhancement, to a level that is below investment grade. Oglethorpe estimates that its maximum aggregate liability (net of GTC's assumed percentage) for termination payments under both swap arrangements had such payments been due on December 31, 1997 would have been approximately $38 million.

    In connection with these interest rate swap arrangements, Oglethorpe (but not GTC) is obligated to maintain minimum liquidity in an amount equal to 25% of the principal amount of the variable rate PCBs outstanding. As of December 31, 1997, the minimum liquidity requirement equaled $81 million and will decrease proportionately as such bonds are retired as a result of scheduled sinking fund payments.

    ROCKY MOUNTAIN LEASE TRANSACTIONS

    Oglethorpe completed, in two separate closings on December 31, 1996 and January 3, 1997, lease transactions for its 74.61% undivided ownership interest in Rocky Mountain. Under the terms of these transactions, Oglethorpe leased the facility to three institutional investors for the useful life of the facility, who in turn leased it back to Oglethorpe for a term of 30 years. Rocky Mountain is subject to the lien of the Mortgage Indenture. The leasehold interest transferred is subject and subordinate to such lien. Oglethorpe will continue to control and operate the plant during the leaseback term, and will exercise its fixed price purchase option at the end of the leaseback period so as to retain all other rights of ownership with respect to the plant if it is advantageous for Oglethorpe to exercise such option. As a result of these transactions, Oglethorpe received net present value cash benefits of approximately $96 million that is being recorded as a deferred credit and will be recognized in income over the term of the leaseback. Approximately $92 million was used for the early retirement of FFB debt and approximately $4 million was used to pay alternative minimum taxes on the transactions. The combination of the debt prepayment and the amortized gain will result in an estimated $11 million in annual savings through 2001, and additional savings in declining amounts for the remaining 25 years of the lease. In connection with these transactions, Oglethorpe is obligated to maintain minimum liquidity of $50 million.

    SCHERER UNIT NO. 1 LEASE TRANSACTION

    Oglethorpe is considering a lease transaction for its 60% interest in Scherer Unit No. 1. Should Oglethorpe decide to proceed with this transaction, it could close in mid-to-late 1998. This transaction, if completed, would provide a substantial up-front cash payment to Oglethorpe which would be amortized over the term of the lease to reduce revenue requirements from the Members. Oglethorpe expects that substantially all of any such net cash benefit would be used to prepay a portion of FFB debt.

    COMPETITION

    The electric utility industry in the United States is undergoing fundamental change and is becoming increasingly competitive. This change is promoted by the Energy Policy Act of 1992, recently adopted and proposed policies from the Federal Energy Regulatory Commission ("FERC") regarding transmission access and pricing, state deregulation initiatives, increased consolidation and mergers of electric utilities, the proliferation of power marketers and independent power producers, surplus generation in certain regional markets and other factors.

    Several states are in the process of implementing varying forms of "retail wheeling" (the transmission of power for a third party directly to a retail customer) and most others are in the various stages of considering retail competition. Proposed federal legislation could mandate retail wheeling in every state. No legislation related to retail wheeling has yet been enacted in Georgia, and, currently, no bill is pending in the Georgia legislature which would amend the Georgia Territorial Electric Service Act (the "Territorial Act") or otherwise affect the exclusive right of the Members to supply power to their current service territories. In 1997, the staff of the GPSC conducted a series of workshops to solicit views from the various parties impacted by electric industry restructuring and to discuss potential resolutions of these issues. The GPSC has issued a report identifying electric industry restructuring issues, potential resolutions and the views of the parties who participated in the workshops. The GPSC does not have the authority under Georgia law to order retail wheeling or amend the Territorial Act. Oglethorpe and the Members participated in the GPSC staff workshops and are actively monitoring and studying legislative initiatives in Congress and in other states to take advantage of the experiences of cooperatives and other utilities in other states to protect their interests in future legislative activities in Georgia.

    Under current Georgia law, the Members general-ly have the exclusive right to provide retail electric service in their respective territories. Since 1973, however, Georgia has permitted limited competition among electric utilities located in Georgia for sales of electricity to certain large commercial or industrial customers. Pursuant to the Territorial Act, the owner of any new facility may receive electric service from the power supplier of its choice if the facility is located outside of municipal limits and has a connected demand upon initial full operation of 900 kilowatts or more. The Members, with Oglethorpe's support, are actively engaged in competition with other retail electric suppliers for these new commercial and industrial loads. While the competition for 900 kilowatt loads represents only limited competition in Georgia, this competition has given Oglethorpe and the Members the opportunity to develop resources and strategies to operate in an increasingly competitive market.

    Over the past years, Oglethorpe has taken several steps to prepare for and adapt to the fundamental changes that have occurred or are likely to occur in the electric utility industry and to reduce the possibility of incurring stranded costs. Most importantly, Oglethorpe completed the Corporate Restructuring and divided itself into generation, transmission and system operations companies in order to better serve its Members in a deregulated and competitive environment. (See "General"Corporate Restructuring" herein.) Since 1992, Oglethorpe also has pursued an interest cost reduction program. As a result of this program, Oglethorpe has prepaid $222 million of FFB debt and refinanced $1.2 billion of FFB debt, $1.1 billion of PCB debt and $225 million of serial facility bond debt. These steps have reduced Oglethorpe's interest costs significantly. (See "Financial Condition"Refinancing Transactions" herein.)

    Oglethorpe and the Members also amended the Wholesale Power Contracts in connection with the Corporate Restructuring. The Wholesale Power Contracts provide that the Members are jointly and severally responsible for all costs and expenses of all existing generation and purchased power resources of Oglethorpe, as well as certain future power resources. Each Wholesale Power Contract specifically provides that the Member must make payments whether or not power has been delivered and whether or not a plant has been sold or is otherwise unavailable. The formulary rate established by Oglethorpe in the rate schedule to the Wholesale Power Contracts employs a rate methodology under which all categories of costs are specifically separated as components of a formula to determine Oglethorpe's revenue requirements. The rate schedule also allocates to the Members the responsibility for all of Oglethorpe's fixed costs. The Board of Directors may adjust Oglethorpe's charges under the Wholesale Power Contracts. With respect to Oglethorpe, the RUS has retained certain approval rights over the changes to the Wholesale Power Contracts, including the rate schedule. (See "General-RATES AND FINANCIAL COVERAGE REQUIREMENTS" herein.) As a result of these contractual agreements, the Members ultimately are liable for the existing power resources of Oglethorpe.

    Oglethorpe has also entered into arrangements with power marketers to obtain the value that can be brought by power marketers and to provide for future load requirements without taking all the risk associated with traditional suppliers. (See "Results of Operations-POWER MARKETER
ARRANGEMENTS" herein.)

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

    Oglethorpe currently defers certain costs of providing services to the Members pursuant to Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation." Note 1 of Notes to Financial Statements sets forth the regulatory assets and liabilities reflected on Oglethorpe's balance sheet as of December 31, 1997. Regulatory assets represent probable future revenues to Oglethorpe associated with certain costs that will be recovered from Members through the ratemaking process. Regulatory liabilities represent probable future reduction in revenues associated with amounts that are to be credited to Members through the ratemaking process. (See "General-RATES AND FINANCIAL COVERAGE REQUIREMENTS" herein.) In the event that Oglethorpe is no longer subject to the provisions of SFAS No. 71, Oglethorpe would be required to write off regulatory assets and liabilities. In addition, Oglethorpe would be required to determine any impairment to other assets, including plant, and write down the assets, if impaired, to their fair value.

    At this time, Oglethorpe cannot predict the outcome of the various developments that may lead to increased competition in the electric utility industry or the effect of such developments on Oglethorpe or the Members.

MISCELLANEOUS

    DECOMMISSIONING COSTS

    The staff of the Securities and Exchange Commission (the "Commission") has questioned certain of the current accounting practices of the electric utility industry regarding the recognition, measurement and classification of decommissioning costs for nuclear generating facilities in financial statements of electric utilities. In response to these questions, the Financial Accounting Standards Board has issued an Exposure Draft of a proposed Statement on "Accounting for Certain Liabilities Related to Closure or Removal of Long-Lived Assets". The proposed Statement would require the recognition of the entire obligation for decommissioning at its present value as a liability in the financial statements. Rate-regulated utilities would also recognize an offsetting asset for differences in the timing of recognition of the costs of decommissioning for financial reporting and ratemaking purposes. Oglethorpe's management does not believe that this proposed Statement would have an adverse effect on results of operations due to its current and future ability to recover decommissioning costs through rates.

    Beginning in years 2014 through 2029, it is expected that Plant Hatch and Plant Vogtle units will begin the decommissioning process. The expected timing of payments for decommissioning costs will extend for a period of 9 to 14 years. Oglethorpe's management does not expect such payments to have an adverse impact on liquidity or capital resources due to available amounts that have been placed in reserves for this purpose.

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

    FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

    This Annual Report on Form 10-K contains forward-looking statements, including statements regarding, among other items, (i) anticipated trends in Oglethorpe's business and (ii) Oglethorpe's future liquidity requirements and capital resources. These forward-looking statements are based largely on Oglethorpe's expectations and are subject to a number of risks and uncertainties, certain of which are beyond Oglethorpe's control. For factors that could cause actual results to differ materially from those anticipated by these forward-looking statements, see "Competition" herein and "CERTAIN FACTORS AFFECTING THE ELECTRIC UTILITY INDUSTRY" in Item 1. In light of these risks and uncertainties, there can be no assurance that events anticipated by the forward-looking statements contained in this Annual Report will in fact transpire.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                -----
Statements of Revenues and Expenses,
  For the Years Ended December 31, 1997, 1996 and 1995.....................................................          42
Statements of Patronage Capital,
  For the Years Ended December 31, 1997, 1996 and 1995.....................................................          42
Balance Sheets, As of December 31, 1997 and 1996...........................................................          43
Statements of Capitalization, As of December 31, 1997 and 1996.............................................          45
Statements of Cash Flows, For the Years Ended
  December 31, 1997, 1996 and 1995.........................................................................          46
Notes to Financial Statements..............................................................................          47
Report of Management.......................................................................................          60
Report of Independent Public Accountants...................................................................          60

                       STATEMENTS OF REVENUE AND EXPENSES

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                       (dollars in thousands)
                                                                  1997          1996          1995
                                                              ------------  ------------  ------------
OPERATING REVENUES (NOTE 1):
  Sales to Members..........................................  $  1,000,319  $  1,023,094  $  1,030,797
  Sales to non-Members......................................        47,533        78,343       118,764
                                                              ------------  ------------  ------------
TOTAL OPERATING REVENUES....................................     1,047,852     1,101,437     1,149,561
                                                              ------------  ------------  ------------
OPERATING EXPENSES:
  Fuel......................................................       206,315       206,524       219,062
  Production................................................       157,932       150,787       155,549
  Purchased power (Note 9)..................................       266,875       229,089       264,844
  Power delivery............................................         4,032        18,216        17,520
  Depreciation and amortization.............................       126,730       163,130       139,024
  Taxes other than income taxes.............................        26,293        30,262        27,561
  Income taxes (Note 3).....................................       --            --            --
  Other operating expenses..................................       --             20,680        17,324
                                                              ------------  ------------  ------------
TOTAL OPERATING EXPENSES....................................       788,177       818,688       840,884
                                                              ------------  ------------  ------------
OPERATING MARGIN............................................       259,675       282,749       308,677
                                                              ------------  ------------  ------------
OTHER INCOME (EXPENSE):
  Interest income...........................................        29,303        23,485        18,031
  Amortization of deferred gains (Notes 1 and 4)............         2,441         2,341         2,341
  Amortization of net benefit of sale of income tax benefits
    (Note 1)................................................        11,195         8,054         8,043
  Amortization of deferred margins (Note 1).................       --             32,047        15,959
  Deferred margins (Note 1).................................       --            --            (14,282)
  Allowance for equity funds used during construction
    (Note 1)................................................           157           238         1,715
  Other.....................................................         3,550          (831)        1,903
                                                              ------------  ------------  ------------
TOTAL OTHER INCOME..........................................        46,646        65,334        33,710
                                                              ------------  ------------  ------------
INTEREST CHARGES:
  Interest on long-term debt and capital leases.............       261,290       308,013       317,968
  Other interest............................................        13,845        10,006        12,979
  Allowance for debt funds used during construction
    (Note 1)................................................        (1,674)       (2,576)      (21,114)
  Amortization of debt discount and expense.................        10,455        10,888        10,296
                                                              ------------  ------------  ------------
NET INTEREST CHARGES........................................       283,916       326,331       320,129
                                                              ------------  ------------  ------------
NET MARGIN..................................................  $     22,405  $     21,752  $     22,258
                                                              ------------  ------------  ------------
                                                              ------------  ------------  ------------

                        STATEMENTS OF PATRONAGE CAPITAL

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                     (dollars in thousands)
                                                                                  1997        1996        1995
                                                                               ----------  ----------  ----------
Patronage capital and membership fees--beginning of year (Note 1)............  $  356,229  $  338,891  $  309,496
Net margin...................................................................      22,405      21,752      22,258
Special patronage capital distribution (Note 11).............................     (48,863)     --             -00
Change in unrealized gain (loss) on available-for-sale securities, net of
  income taxes (Note 2)......................................................         738      (4,414)      7,137
                                                                               ----------  ----------  ----------
Patronage capital and membership fees-end of year............................  $  330,509  $  356,229  $  338,891
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

   The accompanying notes are an integral part of these financial statements.

                                 BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996

                                                                            (dollars in thousands)
ASSETS                                                                        1997          1996
                                                                          ------------  ------------
ELECTRIC PLANT (NOTES 1, 4 AND 6):
  In service............................................................  $  4,910,067  $  5,742,597
  Less: Accumulated provision for depreciation..........................    (1,412,287)   (1,488,272)
                                                                          ------------  ------------
                                                                             3,497,780     4,254,325
  Nuclear fuel, at amortized cost.......................................        90,424        86,722
  Plant acquisition adjustments, at amortized cost......................       --              4,153
  Construction work in progress.........................................        13,578        31,181
                                                                          ------------  ------------
                                                                             3,601,782     4,376,381
                                                                          ------------  ------------
INVESTMENTS AND FUNDS (NOTES 1 AND 2):
  Decommissioning fund, at market.......................................       105,817        86,269
  Deposit on Rocky Mountain transactions, at cost.......................        52,176        41,685
  Bond, reserve and construction funds, at market.......................        33,161        53,955
  Investment in associated organizations, at cost.......................        15,940        15,379
  Other, at cost........................................................         4,640       --
                                                                          ------------  ------------
                                                                               211,734       197,288
                                                                          ------------  ------------
CURRENT ASSETS:
  Cash and temporary cash investments, at cost (Note 1).................        63,215       132,783
  Other short-term investments, at market...............................        97,021        91,499
  Receivables...........................................................       105,993       113,289
  Inventories, at average cost (Note 1).................................        65,528        89,825
  Prepayments and other current assets..................................        12,530        14,625
                                                                          ------------  ------------
                                                                               344,287       442,021
                                                                          ------------  ------------
DEFERRED CHARGES:
  Premium and loss on reacquired debt, being amortized (Note 5).........       196,583       201,007
  Deferred amortization of Scherer leasehold (Note 4)...................        96,303        90,717
  Deferred debt expense, being amortized................................        15,345        21,703
  Other (Note 1)........................................................        43,823        33,058
                                                                          ------------  ------------
                                                                               352,054       346,485
                                                                          ------------  ------------
                                                                          $  4,509,857  $  5,362,175
                                                                          ------------  ------------
                                                                          ------------  ------------

   The accompanying notes are an integral part of these financial statements.

                                                                                          (dollars in thousands)

EQUITY AND LIABILITIES                                                                      1997          1996
                                                                                        ------------  ------------
CAPITALIZATION (SEE ACCOMPANYING STATEMENTS):
  Patronage capital and membership fees (Note 1)......................................  $    330,509  $    356,229
  Long-term debt......................................................................     3,258,046     4,052,470
  Obligation under capital leases (Note 4)............................................       288,638       293,682
  Obligation under Rocky Mountain transactions (Note 1)...............................        52,176        41,685
                                                                                        ------------  ------------
                                                                                           3,929,369     4,744,066
                                                                                        ------------  ------------
CURRENT LIABILITIES:
  Long-term debt and capital leases due within one year...............................        89,556       159,622
  Accounts payable....................................................................        51,103        42,891
  Accrued interest....................................................................        12,961        15,931
  Accrued and withheld taxes..........................................................           517         4,940
  Other current liabilities...........................................................         8,428        14,022
                                                                                        ------------  ------------
                                                                                             162,565       237,406
                                                                                        ------------  ------------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Gain on sale of plant, being amortized (Note 4).....................................        60,756        58,527
  Net benefit of sale of income tax benefits, being amortized (Note 1)................        34,039        42,049
  Net benefit of Rocky Mountain transactions, being amortized (Note 1)................        92,375        70,701
  Accumulated deferred income taxes (Note 3)..........................................        63,117        61,985
  Decommissioning reserve (Note 1)....................................................       142,354       124,468
  Other...............................................................................        25,282        22,973
                                                                                        ------------  ------------
                                                                                             417,923       380,703
                                                                                        ------------  ------------
COMMITMENTS AND CONTINGENCIES (NOTES 4 AND 9)
                                                                                        $  4,509,857  $  5,362,175
                                                                                        ------------  ------------
                                                                                        ------------  ------------

                                             44

                          STATEMENTS OF CAPITALIZATION

                           DECEMBER 31, 1997 AND 1996

                                                                           (dollars in
                                                                            thousands)
                                                                         1997       1996
                                                                       ---------  ---------
LONG-TERM DEBT (NOTE 5):
  Mortgage notes payable to the Federal Financing Bank (FFB) at interest rates varying from 5.27% to 8.43% (average rate of 6.89%
    at December 31, 1997) due in quarterly installments through
    2023.............................................................  $2,456,300 $3,172,851
  Mortgage notes payable to the Rural Utilities Service (RUS) at an
    interest rate of 5% due in monthly installments through 2021.....     14,499     22,475
  Mortgage notes issued in conjunction with the sale by public authorities of pollution control revenue bonds (PCBs):
    - Series 1982
      Serial bonds, 10.60%, due serially through 1997................     --          6,675
    - Series 1992
      Term bonds, 7.50% to 8.00%, due 2003 to 2022...................     --         92,130
    -Series 1992A
      Adjustable tender bonds, 3.40% to 3.70%, due 2025..............     --        216,925
      Serial bonds, 5.35% to 6.80%, due serially from 1998 through
        2012.........................................................   124,690*    124,690
    - Series 1993
      Serial bonds, 3.75% to 5.25%, due serially from 1998 through
        2013.........................................................    36,380*     37,255
    - Series 1993A
      Adjustable tender bonds, 3.65%, due 2016.......................   199,690*    199,690
    - Series 1993B
      Serial bonds, 3.75% to 5.05%, due serially from 1998 through
        2008.........................................................   126,935*    126,935
    - Series 1994
      Serial bonds, 5.45% to 7.125%, due serially from 1998 through
        2015.........................................................    10,035*     10,365
      Term bonds, 7.15% due 2016 to 2021.............................    11,550*     11,550
    - Series 1994A
      Adjustable tender bonds, 3.65%, due 2000 to 2019...............   122,740*    122,740
    - Series 1994B
      Serial bonds, 5.45% to 6.45%, due serially from 1998 through
        2005.........................................................    11,140*     11,140
    - Series 1997A
      Adjustable rate bonds, 3.90% to May 1998, due 2018.............     5,330*     --
    - Series 1997B
      Term bonds, 3.80% due May 1998.................................   216,925*     --
    - Series 1997C
      Adjustable rate bonds, 3.90% to May 1998, due 2018.............     9,305*     --
  Unsecured notes issued in conjunction with the sale by public authorities of pollution control revenue bonds:
    - Series 1996
      Adjustable rate bonds, 3.90% to May 1998, due in 2017..........     37,885     37,885
  CoBank, ACB notes payable:
    - Headquarters note payable: fixed at 6.46% through August 1998,
      due in quarterly installments through January 1, 2009..........      4,380      4,672
    - Transmission note payable: fixed at 6.78% through February
      1998; due in bimonthly installments through November 1, 2018...      1,844      2,237
    - Transmission note payable: fixed at 6.61% through February
      1998; due in bimonthly installments through September 1,
      2019...........................................................      7,060      8,556
  Commercial Paper, 5.84% to 6.15%, due at various maturities through
    February 1998....................................................     91,992     --
                                                                       ---------  ---------
                                                                       3,488,680  4,208,771
  *Less: Portion (16.86%) of PCBs assumed by Georgia Transmission
    Corporation......................................................   (147,513)    --
                                                                       ---------  ---------
                                                                       3,341,167  4,208,771
                                                                       ---------  ---------
  Less: Unamortized debt discount....................................     --           (766)
                                                                       ---------  ---------
  Total long-term debt, net..........................................  3,341,167  4,208,005
  Less:Long-term debt due within one year............................    (83,121)  (155,535)
                                                                       ---------  ---------
TOTAL LONG-TERM DEBT, EXCLUDING AMOUNT DUE WITHIN ONE YEAR...........  3,258,046  4,052,470
OBLIGATION UNDER CAPITAL LEASES, LONG-TERM (NOTE 4)..................    288,638    293,682
OBLIGATION UNDER ROCKY MOUNTAIN TRANSACTIONS, LONG-TERM (NOTE 1).....     52,176     41,685
PATRONAGE CAPITAL AND MEMBERSHIP FEES (NOTE 1).......................    330,509    356,229
                                                                       ---------  ---------
TOTAL CAPITALIZATION.................................................  $3,929,369 $4,744,066
                                                                       ---------  ---------
                                                                       ---------  ---------

   The accompanying notes are an integral part of these financial statements.

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                          (DOLLARS IN THOUSANDS)
                                                                                        1997       1996       1995
                                                                                      ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net margin........................................................................  $  22,405  $  21,752  $  22,258
                                                                                      ---------  ---------  ---------
  Adjustments to reconcile net margin to net cash provided by operating activities:
      Depreciation and amortization.................................................    171,573    196,593    196,920
      Net benefit of Rocky Mountain transactions....................................     21,673     70,701     --
      Interest on decommissioning reserve...........................................     12,113      7,167      9,951
      Amortization of deferred gains................................................     (2,441)    (2,341)    (2,341)
      Deferred margins and amortization of deferred margins.........................     --        (32,047)    (1,677)
      Amortization of net benefit of sale of income tax benefits....................    (11,195)    (8,145)    (8,043)
      Allowance for equity funds used during construction...........................       (157)      (238)    (1,715)
      Deferred income taxes.........................................................      1,132     (3,525)    --
      Option payment on power swap agreement........................................     (2,042)    (3,750)    --
      Other.........................................................................         (3)       (13)       (13)
  Change in net current assets, excluding long-term debt due within one year and deferred margins and Vogtle surcharge to be refunded within one year:
      Receivables...................................................................      7,297    (13,731)   (10,686)
      Inventories...................................................................     15,316     (6,875)    12,127
      Prepayments and other current assets..........................................      2,025       (299)       532
      Accounts payable..............................................................      8,797     (5,964)    (4,066)
      Accrued interest..............................................................     (2,850)   (75,165)    (8,914)
      Accrued and withheld taxes....................................................     (4,423)     3,155        219
      Other current liabilities.....................................................      2,903     (3,985)      (169)
                                                                                      ---------  ---------  ---------
  Total adjustments.................................................................    219,718    121,538    182,125
                                                                                      ---------  ---------  ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES...........................................    242,123    143,290    204,383
                                                                                      ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Property additions..............................................................    (63,527)   (93,704)  (138,921)
    Activity in decommissioning fund--Purchases.....................................   (435,799)  (327,233)  (410,597)
                                    --Proceeds......................................    419,930    316,542    399,077
    Activity in bond, reserve and construction funds--Purchases.....................    (35,646)  (107,890)   (27,762)
                                                    --Proceeds......................     57,035    109,230     39,566
    Activity in other short-term investments--Purchases.............................     (5,380)   (15,532)   (76,180)
    Increase (decrease) in investment in associated organizations...................       (561)       474      1,518
    Net cash received in Corporate Restructuring (Note 11)..........................     24,540     --         --
                                                                                      ---------  ---------  ---------
NET CASH USED IN INVESTING ACTIVITIES...............................................    (39,408)  (118,113)  (213,299)
                                                                                      ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Debt proceeds, net..............................................................      5,671      2,243    132,874
    Debt payments...................................................................   (229,242)   (95,367)  (108,481)
    Return of Vogtle surcharge......................................................     --         --         (3,320)
    Special patronage capital distribution..........................................    (48,863)    --         --
      Other.........................................................................        151       (421)    (1,648)
                                                                                      ---------  ---------  ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.................................   (272,283)   (93,545)    19,425
                                                                                      ---------  ---------  ---------
NET INCREASE (DECREASE) IN CASH AND TEMPORARY CASH INVESTMENTS......................    (69,568)   (68,368)    10,509
CASH AND TEMPORARY CASH INVESTMENTS AT BEGINNING OF YEAR............................    132,783    201,151    190,642
                                                                                      ---------  ---------  ---------
CASH AND TEMPORARY CASH INVESTMENTS AT END OF YEAR..................................  $  63,215  $ 132,783  $ 201,151
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------
CASH PAID FOR:
    Interest (net of amounts capitalized)...........................................  $ 277,294  $ 383,440  $ 308,797
    Income taxes....................................................................        830     --         --

   The accompanying notes are an integral part of these financial statements.

                         NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

A. BUSINESS DESCRIPTION

    Oglethorpe Power Corporation (Oglethorpe) is an electric membership corporation incorporated in 1974 and headquartered in suburban Atlanta. Oglethorpe provides wholesale electric service, on a not-for-profit basis, to 39 of Georgia's 42 Electric Membership Corporations (EMCs). These 39 electric distribution cooperatives (Members) in turn distribute energy on a retail basis to approximately 2.8 million people across two-thirds of the State. Oglethorpe is the nation's largest electric cooperative in terms of operating revenues, assets, kilowatt-hour sales and, through its Members, consumers served.

    Oglethorpe owns or leases undivided interests in thirteen generating units totaling 3,335 megawatts (MW) of capacity. Oglethorpe also purchases a total of 1,250 MW of power pursuant to power purchase agreements. In addition Oglethorpe has contracted to purchase 435 MW of peaking capacity during the summer of 1998.

    Oglethorpe and the Members completed on March 11, 1997, a corporate restructuring (the Corporate Restructuring) in which Oglethorpe, effective April 1, 1997, was divided into three specialized operating companies to respond to increasing competition and regulatory changes in the electric industry. Oglethorpe's transmission business was sold to, and is now owned and operated by Georgia Transmission Corporation (GTC), a Georgia electric membership corporation formed for that purpose. Oglethorpe's system operations business was sold to and is now owned and operated by, Georgia System Operations Corporation
(GSOC), a Georgia nonprofit corporation formed for that purpose. Oglethorpe continues to own and operate its power supply business. For more information regarding the Corporate Restructuring, see Note 11.

B. BASIS OF ACCOUNTING

    Oglethorpe follows generally accepted accounting principles and the practices prescribed in the Uniform System of Accounts of the Federal Energy Regulatory Commission (FERC) as modified and adopted by the Rural Utilities Service (RUS).

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 1997 and 1996 and the reported amounts of revenues and expenses for each of the three years ending December 31, 1997. Actual results could differ from those estimates.

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

    Any distributions of patronage capital are subject to the discretion of the Board of Directors, subject to Indenture requirements. Under the Mortgage Indenture, Oglethorpe is prohibited from making any distribution of patronage capital to the Members if, at the time thereof or giving effect thereto, (i) an event of default exists under the Mortgage Indenture, (ii) Oglethorpe's equity as of the end of the immediately preceding fiscal quarter is less than 20% of Oglethorpe's total capitalization, or (iii) the aggregate amount expended for distributions on or after the date on which Oglethorpe's equity first reaches 20% of Oglethorpe's total capitalization exceeds 35% of Oglethorpe's aggregate net margins earned after such date. This last restriction, however will not apply if, after giving effect to such distribution, Oglethorpe's equity as of the end of the immediately preceding fiscal quarter is not less than 30% of Oglethorpe's total capitalization.

D. MARGIN POLICY

    Under Oglethorpe's prior RUS mortgage, Oglethorpe's margin policy was based on the provision of a Times Interest Earned Ratio (TIER) established annually by the Oglethorpe Board of Directors. Pursuant to this policy, the annual net margin goal for 1996 and 1995 was the amount required to produce a TIER of 1.07. The RUS Mortgage was replaced with the Mortgage Indenture in connection with Oglethorpe's corporate restructuring. For 1997 under the Mortgage Indenture, Oglethorpe is required to produce a Margins for Interest (MFI) Ratio of at least 1.10.

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

    Revenues from Cobb EMC and Jackson EMC, two of Oglethorpe's Members, accounted for 12.9% and 11.8% in 1997, 12.5% and 11.2% in 1996, and 11.3% and
10.4% in 1995, respectively, of Oglethorpe's total operating revenues.

F. NUCLEAR FUEL COST

    The cost of nuclear fuel, including a provision for the disposal of spent fuel, is being amortized to fuel expense based on usage. The total nuclear fuel expense for 1997, 1996 and 1995 amounted to $47,123,000, $49,298,000 and
$54,588,000, respectively.

    Contracts with the U.S. Department of Energy (DOE) have been executed to provide for the permanent disposal of spent nuclear fuel for the life of Plant Hatch and Plant Vogtle. The services to be provided by DOE were scheduled to begin in 1998; however, the DOE has stated that permanent nuclear waste storage facilities are not available, and it is uncertain when they will be available. The Plant Hatch spent fuel storage is expected to be sufficient into 2003. The Plant Vogtle spent fuel storage is expected to be sufficient into 2008. Activities for adding dry cask storage capacity at Plant Hatch by 2000 are in progress.

    The Energy Policy Act of 1992 required that utilities with nuclear plants be assessed over a 15-year period an amount which will be used by DOE for the decontamination and decommissioning of its nuclear fuel enrichment facilities. The amount of each utility's assessment was based on its past purchases of nuclear fuel enrichment services from DOE. Based on its ownership in Plants Hatch and Vogtle, Oglethorpe has a remaining nuclear fuel asset of approximately $13,500,000, which is being amortized to nuclear fuel expense over the next 10 years. Oglethorpe has also recorded an obligation to DOE which approximated $10,600,000 at December 31, 1997.

G. NUCLEAR DECOMMISSIONING

    Oglethorpe's portion of the costs of decommissioning co-owned nuclear facilities is estimated as follows:

                                                                      HATCH       HATCH       VOGTLE       VOGTLE
                     (DOLLARS IN THOUSANDS)                        UNIT NO. 1   UNIT NO. 2  UNIT NO. 1   UNIT NO. 2
-----------------------------------------------------------------  -----------  ----------  -----------  ----------
Year of site study...............................................        1994         1994        1994         1994

Expected start date of decommissioning...........................        2014         2018        2027         2029

Decommissioning cost:

Discounted.......................................................   $  92,000   $  109,000   $  82,000   $  106,000

Undiscounted.....................................................     157,000      207,000     198,000      271,000

    The decommissioning cost estimates are based on prompt dismantlement and removal of the plant from service. The actual decommissioning costs may vary from the above estimates because of changes in the assumed date of decommissioning, changes in regulatory requirements, changes in technology, and changes in costs of labor, materials and equipment.

    The annual provision for decommissioning for 1997, 1996 and 1995 was $2,597,000, $2,597,000 and $4,156,000, respectively. In developing the amount of the annual provision for 1997 and 1998, the escalation rate was assumed to be 2.72% and return on trust assets was assumed to be 8%. Oglethorpe accounts for this provision for decommissioning as depreciation expense with an offsetting credit to a decommissioning reserve. Oglethorpe's management is of the opinion that any changes in cost estimates of decommissioning can be recovered in future rates.

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

H. DEPRECIATION

    Depreciation is computed on additions when they are placed in service using the composite straight-line method. Annual depreciation rates in effect in 1997, 1996 and 1995 were as follows:

                                                                              1997         1996         1995
                                                                           -----------  -----------  -----------
Steam production.........................................................         2.13%        2.13%        2.13%

Nuclear production.......................................................         2.74%        2.73%        2.78%

Hydro production.........................................................         2.00%        2.00%        2.00%

Other production.........................................................         3.75%        3.75%        3.75%

Transmission.............................................................         2.75%        2.75%        2.75%

Distribution.............................................................         2.88%        2.88%        2.88%

General..................................................................   2.00-20.00%  2.00-20.00%  2.00-20.00%

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

J. BOND, RESERVE AND CONSTRUCTION FUNDS:

    Bond, reserve and construction funds for pollution control revenue bonds
(PCBs) are maintained as required by Oglethorpe's bond agreements. Bond funds serve as payment clearing accounts, reserve funds maintain amounts equal to the maximum annual debt service of each bond issue and construction funds hold bond proceeds for which construction expenditures have not yet been made. As of December 31, 1997 and 1996, substantially all of the funds were invested in U.S. Government securities.

K. CASH AND TEMPORARY CASH INVESTMENTS

    Oglethorpe considers all temporary cash investments purchased with a maturity of three months or less to be cash equivalents. Temporary cash investments with maturities of more than three months are classified as other short-term investments.

    At December 31, 1997, $12,167,000 was restricted by PCBs trust indentures and was utilized in January 1998 for payment of principal on certain PCBs. Of the amount reported as cash and temporary cash investments at December 31, 1996, approximately $65,600,000 was restricted by RUS and was utilized by Oglethorpe for the purpose of prepaying certain Federal Financing Bank (FFB) long-term debt in March 1997.

L. INVENTORIES

    Oglethorpe maintains inventories of fossil fuels for its generation plant and spare parts for certain of its generation and transmission plant. These inventories are stated at weighted average cost on the accompanying balance sheets.

    At December 31, 1997 and 1996, fossil fuels inventories were $7,288,000 and $23,062,000, respectively. Inventories for spare parts at December 31, 1997 and 1996 were $58,240,000 and $66,763,000, respectively.

M. DEFERRED CHARGES

    Prior to 1996, Oglethorpe expensed nuclear refueling outage costs as incurred. In 1996, Oglethorpe began accounting for these costs on a normalized basis. Under this method of accounting, refueling outage costs are deferred and subsequently amortized to expense over the 18-month operating cycle of each unit. Deferred nuclear outage costs at December 31, 1997 and 1996 were $19,802,000 and $12,961,000, respectively.

    As a result of the availability of long-term capacity purchases at similar costs but with reduced risks to Oglethorpe and its Members, Oglethorpe determined that the Smarr Combustion Turbine Project was not needed within the present planning horizon. Therefore, Oglethorpe is amortizing the accumulated project costs in excess of the current value of the land purchased. The remaining project costs of $5,947,000 are reflected as deferred charges on the accompanying balance sheets. In 1995, Oglethorpe's Board of Directors authorized that these project costs be amortized and fully recovered through future rates over a period of 15 years beginning in that year.

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

    In December 1996 and January 1997, Oglethorpe entered into long-term lease transactions for its 74.6% undivided ownership interest in the Rocky Mountain Pumped Storage Hydroelectric Project (Rocky Mountain). The lease transactions are characterized as a sale and lease-back for income tax purposes, but not for financial reporting purposes. As a result of these leases, Oglethorpe recorded a net benefit of $95,560,000 which was deferred and is being amortized to income over the 30-year lease-back period. The lease transactions initially increased Oglethorpe's Capitalization and Investments and funds by $57,495,000, respectively (see Note 2 where discussed further).

O. REGULATORY ASSETS AND LIABILITIES

    Oglethorpe is subject to the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation." Regulatory assets represent probable future revenues to Oglethorpe associated with certain costs which will be recovered from Members through the rate-making process. Regulatory liabilities represent probable future reduction in revenues associated with amounts that are to be credited to Members through the rate-making process. The following regulatory assets and liabilities were reflected on the accompanying balance sheets as of December 31, 1997 and 1996:

(DOLLARS IN THOUSANDS)                                                                         1997        1996
------------------------------------------------------------------------------------------  ----------  ----------
Premium and loss on reacquired debt.......................................................  $  196,583  $  201,007

Deferred amortization of Scherer leasehold................................................      96,303      90,717

Other regulatory assets...................................................................      38,318      29,934

Net benefit of sale of income tax benefits................................................     (34,039)    (42,049)

Net benefit of Rocky Mountain transactions................................................     (92,375)    (70,701)
                                                                                            ----------  ----------
                                                                                            $  204,790  $  208,908
                                                                                            ----------  ----------
                                                                                            ----------  ----------

    In the event that Oglethorpe is no longer subject to the provisions of Statement No. 71, Oglethorpe would be required to write off related regulatory assets and liabilities. In addition, Oglethorpe would be required to determine any impairment to other assets, including plant, and write down the assets, if impaired, to their fair value.

P. PRESENTATION

    Certain prior year amounts have been reclassified to conform with current year presentation.

    2. FAIR VALUE OF FINANCIAL INSTRUMENTS:

    A detail of the estimated fair values of Oglethorpe's financial instruments as of December 31, 1997 and 1996 is as follows:

                                                                      1997                        1996
                                                           --------------------------  --------------------------
                                                                             FAIR                        FAIR
(DOLLARS IN THOUSANDS)                                         COST         VALUE          COST         VALUE
---------------------------------------------------------  ------------  ------------  ------------  ------------
CASH AND TEMPORARY
  CASH INVESTMENTS:
  Commercial paper.......................................  $     62,772  $     62,772  $     52,700  $     52,700
  Certificates of deposit................................       --            --             10,000        10,000
  Cash and money market securities.......................           443           443        70,083        70,083
                                                           ------------  ------------  ------------  ------------
TOTAL....................................................  $     63,215  $     63,215  $    132,783  $    132,783
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------

OTHER SHORT TERM INVESTMENTS:
  Commingled investment fund.............................  $     97,092  $     97,021  $     91,712  $     91,499
                                                           ------------  ------------  ------------  ------------
TOTAL....................................................  $     97,092  $     97,021  $     91,712  $     91,499
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------

BOND, RESERVE AND CONSTRUCTION FUNDS:
  U. S. Government securities............................  $     20,542  $     20,505  $     36,505  $     35,873
  Repurchase agreements..................................        12,655        12,656        18,082        18,082
                                                           ------------  ------------  ------------  ------------
TOTAL....................................................  $     33,197  $     33,161  $     54,587  $     53,955
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------

DECOMMISSIONING FUND:
  U. S. Government securities............................  $     21,070  $     21,668  $     24,034  $     23,950
  Foreign government securities..........................           641           695         1,228         1,278
  Commercial paper.......................................         5,507         5,506       --            --
  Corporate bonds........................................        12,537        12,967        11,953        11,868
  Equity securities......................................        45,044        51,252        30,339        34,073
  Asset-backed securities................................         9,202         9,237         3,103         3,125
  Other bonds............................................       --            --              5,445         5,453
  Cash and money market securities.......................         4,492         4,492         6,522         6,522
                                                           ------------  ------------  ------------  ------------
TOTAL....................................................  $     98,493  $    105,817  $     82,624  $     86,269
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------

LONG-TERM DEBT...........................................  $  3,258,046  $  3,497,842  $  4,052,470  $  4,162,670
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------

INTEREST RATE SWAP (UNREALIZED LOSS).....................  $    --       $    (38,349) $    --       $    (33,938)
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------

    The contractual maturities of debt securities available for sale at December 31, 1997 and 1996, regardless of their balance sheet classification, are as follows:

                                                                                1997                  1996
                                                                        --------------------  --------------------
                                                                                     FAIR                  FAIR
(DOLLARS IN THOUSANDS)                                                    COST       VALUE      COST       VALUE
----------------------------------------------------------------------  ---------  ---------  ---------  ---------
Due within one year...................................................  $  14,147  $  14,158  $  33,944  $  33,819
Due after one year through five years.................................     18,798     18,825     17,439     17,266
Due after five years through ten years................................     22,677     22,781     27,912     27,302
Due after ten years...................................................     21,025     21,964     15,610     15,789
                                                                        ---------  ---------  ---------  ---------
                                                                        $  76,647  $  77,728  $  94,905  $  94,176
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

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

    A portion (16.86%) of the interest rate swap arrangements was assumed by GTC as part of the Corporate Restructuring. Under the interest rate swap arrangements, Oglethorpe makes payments to the counterparty based on the notional principal at a contractually fixed rate and the counterparty makes payments to Oglethorpe based on the notional principal at the existing variable rate of the refunding bonds. The differential to be paid or received is accrued as interest rates change and is recognized as an adjustment to interest expense. Oglethorpe entered into the swap arrangements for the purpose of securing a fixed rate lower than otherwise would have been available to Oglethorpe had it issued fixed rate bonds. For the Series 1993A notes, the notional principal was $199,690,000 (includes the portion assumed by GTC) and the fixed swap rate is 5.67% (the variable rate at December 31, 1997 and 1996 was 3.65% and 4. % respectively). With respect to the Series 1994A notes, the notional principal was $122,740,000 (includes the portion assumed by GTC) and the fixed swap rate is 6.01% (the variable rate at December 31, 1997 and 1996 was 3.65% and 4.00%, respectively). The notional principal amount is used to measure the amount of the swap payments and does not represent additional principal due to the counterparty. The swap arrangements extend for the life of the refunding bonds, with reductions in the outstanding principal amounts of the refunding bonds causing corresponding reductions in the notional amounts of the swap payments. Oglethorpe's portion of the estimated fair value of the swap arrangements at December 31, 1997 and 1996 was an unrealized loss of $38,349,000 and $33,938,000, respectively, representing the payment Oglethorpe would pay if the swap arrangements were terminated. Oglethorpe may be exposed to losses in the event of nonperformance of the counterparty, but does not anticipate such nonperformance.

    Under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," investment securities held by Oglethorpe are classified as either available-for-sale or held-to-maturity. Available-for-sale securities are carried at market value with unrealized gains and losses, net of any tax effect, added to or deducted from patronage capital. Unrealized gains and losses from investment securities held in the decommissioning fund, which are also classified as available-for-sale, are directly added to or deducted from the decommissioning reserve. Held-to-maturity securities are carried at cost. All realized and unrealized gains and losses are determined using the specific identification method. Gross unrealized gains and losses at December 31, 1997 were $12,800,000 and $5,583,000, respectively. Gross unrealized gains and losses at December 31, 1996 were $7,785,000 and $4,985,000 respectively. For 1997 and 1996, proceeds from sales of available-for-sale securities totaled $476,965,000 and $425,772,000, respectively. Gross realized gains and losses from the 1997 sales were $11,415,000 and $3,010,000, respectively. Gross realized gains and losses from the 1996 sales were $6,410,000 and $3,671,000, respectively.

    Investments in associated organizations were as follows at December 31, 1997 and 1996:

(DOLLARS IN THOUSANDS)                                                                          1997       1996
--------------------------------------------------------------------------------------------  ---------  ---------
National Rural Utilities Cooperative Finance Corp. (CFC)....................................  $  13,476  $  13,476
CoBank, ACB.................................................................................      1,955      1,664
Other.......................................................................................        509        239
                                                                                              ---------  ---------
Total.......................................................................................  $  15,940  $  15,379
                                                                                              ---------  ---------
                                                                                              ---------  ---------

    The investments in these associated organizations are similar to compensating bank balances in that they are required in order to maintain current financing arrangements. Accordingly, there is no market for these investments.

    The deposit on the Rocky Mountain transactions (see Note 1 where discussed) is invested in a guaranteed investment contract which will be held to maturity (the end of the 30-year lease-back period). At maturity, Oglethorpe fully intends to use the deposit to repurchase tax ownership and to retain all other rights of ownership with respect to the plant. The deposit is carried at cost.

    In addition, from the proceeds of the Rocky Mountain transactions, Oglethorpe paid $640,611,000 to a financial institution. In return, this financial institution undertook to pay a portion of Oglethorpe's lease obligations. Both Oglethorpe's interest in this payment undertaking agreement and the corresponding lease obligations have been extinguished for financial reporting purposes.

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

    A detail of the provision for income taxes in 1997, 1996 and 1995 is shown as follows:

(DOLLARS IN THOUSANDS)                                                                     1997       1996       1995
---------------------------------------------------------------------------------------  ---------  ---------  -------
Current
  Federal..............................................................................  $  (1,132) $   3,525   $  --
  State................................................................................       --         --        --
                                                                                         ---------  ---------   -------
                                                                                            (1,132)     3,525      --
                                                                                         ---------  ---------   -------

Deferred
  Federal..............................................................................      1,132     (3,525)     --
  State................................................................................       --         --        --
                                                                                         ---------  ---------   --------
                                                                                             1,132     (3,525)     --
                                                                                         ---------  ---------   --------
Income taxes charged to operations.....................................................  $    --    $    --     $  --
                                                                                         ---------  ---------   --------
                                                                                         ---------  ---------   --------

    The difference between the statutory federal income tax rate on income before income taxes and Oglethorpe's effective income tax rate is summarized as follows:

                                                    1997        1996      1995
                                                  ---------  ---------  ---------
Statutory federal income tax rate...............    35.0%       35.0%      35.0%
Patronage exclusion.............................   (35.4)%     (35.7%)    (35.6%)
Other...........................................     0.4%        0.7%       0.6%
                                                  ---------  ---------  ---------
Effective income tax rate.......................     0.0%        0.0%       0.0%
                                                  ---------  ---------  ---------
                                                  ---------  ---------  ---------

    The components of the net deferred tax liabilities as of December 31, 1997 and 1996 were as follows:

(DOLLARS IN THOUSANDS)                            1997         1996
-------------------------------------------    -----------  -----------
DEFERRED TAX ASSETS
  Net operating losses.......................  $  444,590   $   473,114
  Member loss carryforwards..................     189,414       328,912
  Tax credits (alternative minimum tax and
    other)...................................     243,707       256,205
  Accounting for Rocky Mountain
    transactions.............................     213,575       233,045
  Accounting for sale of income tax
    benefits.................................      75,041        77,429
  Accrued nuclear decommissioning expense....      51,713        49,127
  Accounting for asset dispositions..........      31,584        32,545
  Other......................................       2,742         3,318
                                               -----------  -----------
                                                1,252,366     1,453,695

  Less: Valuation allowance..................    (241,483)     (252,680)
                                               -----------  -----------
                                                1,010,883     1,201,015
                                               -----------  -----------

DEFERRED TAX LIABILITIES
  Depreciation...............................    (848,585)   (1,008,714)
  Accounting for Rocky Mountain
    transactions.............................    (145,805)     (156,557)
  Accounting for debt extinguishment.........     (61,094)      (64,841)
  Other......................................     (18,516)      (32,888)
                                               -----------  -----------
                                               (1,074,000)  (1,263,000)
                                               -----------  -----------

Net deferred tax liabilities...............   $   (63,117)     (61,985)
                                               -----------  -----------
                                               -----------  -----------

    As of December 31, 1997, Oglethorpe has federal tax net operating loss carryforwards (NOLs), alternative minimum tax credits (AMT) and unused general business credits (consisting primarily of investment tax credits) as follows:

                            (DOLLARS IN THOUSANDS)
-----------------------------------------------------------------------------------------
                                                   ALTERNATIVE
                                                     MINIMUM
EXPIRATION DATE                                    TAX CREDITS  TAX CREDITS      NOLS
-------------------------------------------------  -----------  -----------  ------------
1998.............................................        --          6,934        --
1999.............................................        --         37,206        --
2000.............................................        --          3,198        --
2001.............................................        --          7,264        --
2002.............................................        --        130,377        --
2003.............................................        --            652      250,461
2004.............................................        --         55,663      114,285
2005.............................................        --            189      213,080
2006.............................................        --           --        209,009
2007.............................................        --           --         86,779
2008.............................................        --           --         94,927
2009.............................................        --           --         96,394
2010.............................................        --           --         77,970
None.............................................       2,224         --          --
                                                   -----------  -----------  ------------
                                                    $   2,224    $ 241,483   $1,142,905
                                                   -----------  -----------  ------------
                                                   -----------  -----------  ------------

    Based on Oglethorpe's historical taxable transactions, the timing of the reversal of existing temporary differences, future income, and tax planning strategies, it is more likely than not that Oglethorpe's future taxable income will be sufficient to realize the benefit of NOLs before their respective expiration dates. The NOLs expiration dates start in the year 2 3 and end in the year 2010. However, as reflected in the above valuation allowance, it is more likely than not that the tax credits will not be utilized before expiration. It is more likely than not that the AMT credit will be utilized.

    4. CAPITAL LEASES:

    In December 1985, Oglethorpe sold and subsequently leased back from four purchasers its 60% undivided ownership interest in Scherer Unit No. 2. The gain from the sale is being amortized over the 36-year term of the leases. The minimum lease payments under the capital leases together with the present value of net minimum lease payments as of December 31, 1997 are as follows:

YEAR ENDING DECEMBER 31,                            (DOLLARS IN THOUSANDS)
---------------------------------------------       ----------------------

      1998...................................          $  37,302

      1999...................................             37,890

      2000...................................             37,755

      2001...................................             37,629

      2002...................................             37,491

      2003-2021..............................            531,688
                                                       ---------

      Total minimum lease payments...........            719,755

      Less: Amount representing interest.....           (424,682)
                                                       ---------

      Present value of net minimum
        lease payments.......................            295,073

      Less: Current portion..................             (6,435)
                                                       ---------

      Long-term balance......................          $ 288,638
                                                       ---------
                                                       ---------

    The capital leases provide that Oglethorpe's rental payments vary to the extent of interest rate changes associated with the debt used by the lessors to finance their purchase of undivided ownership shares in Scherer Unit No. 2. In December 1997, Oglethorpe refinanced the debt supporting the Scherer Unit No. 2 lease. The refunded debt consisted of $143,200,000 in serial facility bonds with a 9.70% fixed interest rate (pertaining to three of the lessors) and $81,500,000 in bank debt with variable interest rates ranging from 6.4% to 6.9% (pertaining to the remaining lessor). The debt was refinanced through a $224,700,000 issue of serial facility bonds due June 30, 2011 with a 6.97% fixed interest rate. The transaction costs related to this transaction are reported as deferred charges on the balance sheet and are being amortized over the remaining life of the leases. Oglethorpe's future rental payments under its leases will vary from amounts shown in the table above to the extent that the actual interest rates associated with the debt of the lessors varies from the 11.05% debt rate assumed in the table.

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

    In 1991 and 1992, all four of the lessors received Notices of Proposed Adjustments from the IRS proposing adjustments to the tax benefits claimed by these lessors in connection with their purchase and ownership of an undivided interest in Scherer Unit No 2. In 1994, the IRS issued a revised Notice of Proposed Adjustments to one of the lessors which reduced the proposed adjustments. During 1995, this lessor advised Oglethorpe that it had settled this issue on the basis of the revised Notice of Proposed Adjustments. Oglethorpe subsequently made a lump sum indemnity payment of $362,000 to the lessor in order to compensate for the reduction in the lessor's tax benefits resulting from the sale and leaseback transaction. The IRS has indicated that it will take consistent positions with the other three lessors. If the IRS's current positions regarding the sale and leaseback transactions were ultimately upheld, Oglethorpe would be required to indemnify the other three lessors. Oglethorpe's indemnification liability to the three lessors is estimated to be approximately $1,391,000 as of December 31, 1997. This liability has been reflected on the accompanying balance sheet.

5. LONG-TERM DEBT:

    Long-term debt consists of mortgage notes payable to the United States of America acting through the FFB and the RUS, mortgage notes issued in conjunction with the sale by public authorities of PCBs, and mortgage notes payable to CoBank. Oglethorpe's headquarters facility is pledged as collateral for the CoBank headquarters note; substantially all of the owned tangible and certain of the intangible assets of Oglethorpe are pledged as collateral for the FFB and RUS notes, the remaining CoBank notes and the notes issued in conjunction with the sale of PCBs. The detail of the notes is included in the statements of capitalization.

    As part of the Corporate Restructuring effective April 1, 1997, 16.86% of the then outstanding PCBs was assumed by GTC. Because Oglethorpe was not legally released from its obligation to pay this debt, the entire debt is shown in the Statement of Capitalization as a liability of Oglethorpe with an offsetting amount reflecting the portion assumed by GTC.

    In connection with the Corporate Restructuring in March 1997, Oglethorpe defeased approximately $92,000,000 in principal amount of Series 1992 PCBs. Initially these bonds have been defeased with the proceeds from the issuance of approximately $92,000,000 in commercial paper. Oglethorpe has a plan in place to refinance the commercial paper issuance with a medium-term loan in 1998 and ultimately expects to refinance the loan with an issuance of PCBs at some point in the future.

    In connection with the Corporate Restructuring in March 1997, Oglethorpe refinanced $216,925,000 (includes portion assumed by GTC) in principal amount of Series 1992A PCBs through the issuance of Series 1997A PCBs which matured on December 1, 1997, which in turn were refunded through the issuance of Series 1997B PCBs which will mature on May 28, 1998 (the Series 1997B Bonds). Oglethorpe has a plan in place and is in the final stages of a debt offering to refund the Series 1997B Bonds in March 1998 through the issuance of Series 1998A and Series 1998B PCBs (the Series 1998 Bonds) having a January 1, 2019 maturity. The Series 1998 Bonds will initially be issued as variable rate bonds and will be supported by both a municipal bond insurance policy and bank liquidity agreements. The unamortized transaction costs related to the 1997A PCBs are reported as deferred charges on the balance sheet and are being amortized over the twenty-year life of the Series 1998 Bonds.

    In December 1997, Oglethorpe completed a current refunding transaction whereby $14,635,000 (includes portion assumed by GTC) of PCBs were issued. The proceeds of this transaction were used to retire $14,635,000 of existing bonds in January 1998. At December 31, 1997 both the current and existing bonds were reported as outstanding debt on the balance sheet. The unamortized transaction costs related to this transaction have been reported as a deferred charge on the balance sheet and are being amortized over the life of the related bonds.

    The annual interest requirement for 1998 is estimated to be $242,000,000.

    Maturities for the long-term debt through 2002 are as follows:

(DOLLARS IN THOUSANDS)                                    1998        1999        2000        2001        2002
------------------------------------------------------  ---------  ----------  ----------  ----------  ----------

FFB and RUS...........................................  $  69,432  $   72,662  $   78,952  $   84,470  $   89,199
CoBank................................................        483         495         508         523         540
PCBs..................................................     13,206      14,540      17,949      19,678      20,264
Capital Leases........................................      6,435       6,240       7,075       7,775       8,544
                                                        ---------  ----------  ----------  ----------  ----------

Total.................................................  $  89,556  $   93,937  $  104,484  $  112,446  $  118,547
                                                        ---------  ----------  ----------  ----------  ----------
                                                        ---------  ----------  ----------  ----------  ----------

    Oglethorpe has a commercial paper program under which it may issue commercial paper not to exceed a $280,000,000 balance outstanding at any time. The commercial paper may be used for working capital requirements and for general corporate purposes. Oglethorpe's commercial paper is backed 100% by committed lines of credit provided by a group of banks.

    As of December 31, 1997, approximately $92,000,000 of commercial paper was outstanding in connection with the defeasance of the Series 1992 PCBs discussed above. There was no commercial paper outstanding at December 31, 1996.

    Oglethorpe has a $50,000,000 uncommitted short-term line of credit with CFC and a $30,000,000 committed line of credit with SunTrust Bank, Atlanta (SunTrust). The maximum combined amount that can be outstanding under these lines of credit and the commercial paper program at any one time totals $330,000,000 due to certain restrictions contained in the SunTrust line of credit agreement. No balance was outstanding on either of these two lines of credit at either December 31, 1997 or 1996.

6. ELECTRIC PLANT AND RELATED AGREEMENTS:

    Oglethorpe and Georgia Power Company (GPC) have entered into agreements providing for the purchase and subsequent joint operation of certain of GPC's electric generating plants. A summary of Oglethorpe's plant investments and related accumulated depreciation as of December 31, 1997 is as follows:

(DOLLARS IN THOUSANDS)
                                                                                    ACCUMULATED
PLANT                                                                  INVESTMENT   DEPRECIATION
---------------------------------------------------------------------  ------------  ------------

In-service
 Owned property
     Vogtle Units No. 1 & No. 2 (NUCLEAR--30% OWNERSHIP).............  $2,781,172    $  736,999
     Hatch Units No. 1 & No. 2 (NUCLEAR--30% OWNERSHIP)..............     520,512       217,406
     Wansley Units No. 1 & No. 2 (FOSSIL--30% OWNERSHIP).............     171,916        85,997
     Scherer Unit No. 1 (FOSSIL--60% OWNERSHIP)......................     427,275       199,892
     Rocky Mountain Units No. 1, No. 2 & No. 3
       (HYDRO-- 74.6% OWNERSHIP).....................................     556,715        28,533
     Tallassee (Harrison Dam) (HYDRO--100% OWNERSHIP).................       9,270         1,975
     Wansley (COMBUSTION TURBINE-30% OWNERSHIP)......................       3,655         1,236
     Generation step-up substations..................................      58,196        20,349
     Other...........................................................      80,541        20,083

 Property under capital lease
   Scherer Unit No. 2 (FOSSIL--60% LEASEHOLD)........................     300,815        99,817
                                                                      ------------  ------------
Total in-service.....................................................  $4,910,067    $1,412,287
                                                                       -----------  ------------
                                                                       -----------  ------------
Construction work in progress
   Generation improvements...........................................  $   12,530
   Other.............................................................       1,048
                                                                       -----------
Total construction work in progress..................................  $   13,578
                                                                       -----------
                                                                       -----------

    Oglethorpe, as of December 31, 1997, estimates property additions (including capitalized interest but excluding nuclear fuel) to be approximately $19,000,000 in 1998, $17,000,000 in 1999 and $15,000,000 in 2000, primarily for replacements and additions to generation facilities.

    Oglethorpe's proportionate share of direct expenses of joint operation of the above plants is included in the corresponding operating expense captions (e.g., fuel, production or depreciation) on the accompanying statements of revenues and expenses.

    7. EMPLOYEE BENEFIT PLANS:

    Oglethorpe has a noncontributory defined benefit pension plan covering substantially all employees. Oglethorpe's pension cost was approximately $654,000 in 1997, $1,388,000 in 1996 and $1,954,000 in 1995. For 1995,
pension cost increased by $912,000 related to termination benefits. The termination benefits resulted from an early retirement program undertaken in the fourth quarter of 1995. Plan benefits are based on years of service and the employee's compensation during the last ten years of employment. Oglethorpe's funding policy is to contribute annually an amount not less than the minimum required by the Internal Revenue Code and not more than the maximum tax deductible amount.

    The plan's funded status also reflects Oglethorpe's retention of the unfunded pension liability for employees as of the date they were transferred to Intellisource Services Solutions in February 1997.

    The plan's pension cost recognized in 1997, 1996 and 1995 was shown as follows:

(DOLLARS IN THOUSANDS)                                       1997       1996       1995
---------------------------------------------------------  -------    -------    -------
Service cost--benefits earned during the year............  $   560    $ 1,149    $   913
Interest cost on projected benefit obligation............      791        872        742
Actual return on plan assets.............................   (1,872)      (984)    (1,889)
Net amortization and deferral............................    1,175        351      1,288
Net gain from a plan curtailment.........................       --         --        (12)
                                                           -------    -------    -------
Net pension cost.........................................  $   654    $ 1,388    $ 1,042
                                                           -------    -------    -------
                                                           -------    -------    -------

    The plan's funded status in Oglethorpe's financial statements as of December 31, 1997 and 1996 was as follows:

(DOLLARS IN THOUSANDS)                                                     1997          1996
----------------------------------------------------------------------  ----------    ---------
Actuarial present value of accumulated plan benefits
  Vested..............................................................  $   7,197     $   7,554
  Nonvested...........................................................        400           540
                                                                        ---------     ---------
                                                                        $   7,597     $   8,094
                                                                        ---------     ---------
                                                                        ---------     ---------
Projected benefit obligation..........................................  $ (11,294)    $ (13,211)
  Plan assets at fair value...........................................      9,568         9,218
Projected benefit obligation in excess of plan assets.................     (1,726)       (3,993)
Unrecognized net loss (gain) from past experience different
 from that assumed and effects of changes in assumptions..............     (2,243)         (880)
Prior service cost not yet recognized in net periodic pension cost....        355           498
Unrecognized net asset at transition date being recognized
  over 19 years.......................................................        (77)         (109)
                                                                        ---------     ---------
Pension accrual.......................................................  $  (3,691)    $  (4,484)
                                                                        ---------     ---------
                                                                        ---------     ---------

    The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations shown above were 7.25% and 5.0% in 1997, and 7.5% and 5.0% in 1996, respectively. The expected long-term rate of return on plan assets was 8.5% in 1997, 1996 and 1995 and the discount rate used in determining the pension expense was 7.5% in 1997, 7.25% in 1996 and 8.5% in 1995.

    Oglethorpe has a contributory employee retirement savings plan covering substantially all employees. Employee contributions to the plan may be invested in one or more of nine funds. The employee may contribute, subject to IRSlimitations, up to 16% of his annual compensation. Oglethorpe will match the employee's contribution up to one-half of the first 6% of the employee's annual compensation, as long as there is sufficient net margin to do so. Oglethorpe's contributions to the plan were approximately $248,000 in 1997, $561,000 in 1996 and $589,000 in 1995.

    8. NUCLEAR INSURANCE:

    GPC, on behalf of all the co-owners of Plants Hatch and Vogtle, is a member of Nuclear Electric Insurance, Ltd. (NEIL), a mutual insurer established to provide property damage insurance coverage in an amount up to $500,000,000 for members' nuclear generating facilities. In the event that losses exceed accumulated reserve funds, the members are subject to retroactive assessments (in proportion to their participation in the mutual insurer). The portion of the current maximum annual assessment for GPC that would be payable by Oglethorpe, based on ownership share, is limited to approximately $5,959,000 for each nuclear incident.

    GPC, on behalf of all the co-owners of Plants Hatch and Vogtle, has coverage under NEIL II, which provides insurance to cover decontamination, debris removal and premature decommissioning as well as excess property damage to nuclear generating facilities for an additional $2,250,000,000 for losses in excess of the $500,000,000 primary coverage described above. Under the NEIL policies, members are subject to retroactive assessments in proportion to their participation if losses exceed the accumulated funds available to the insurer under the policy. The portion of the current maximum annual assessment for GPC that would be payable by Oglethorpe, based on ownership share, is limited to approximately $9,563,000.

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

    9. POWER PURCHASE AND SALE AGREEMENTS:

    Oglethorpe is utilizing long-term power marketer arrangements to reduce the cost of power to the Members. Oglethorpe has entered into power marketer agreements with LG&E Energy Marketing, Inc. (LEM) effective January 1, 1997, for approximately 50% of the load requirements of the Members and with Morgan Stanley, effective May 1, 1997, with respect to 50% of the Members' then forecasted load requirements. These agreements extend through 2011 and into 2005, respectively. The LEM agreements are based on the actual requirements of the Members during the contract term, whereas the Morgan Stanley agreement represents a fixed supply obligation. Under these power marketer agreements, Oglethorpe purchases energy at fixed prices covering a portion of the costs of energy to its Members. LEM and Morgan Stanley, in turn, have certain rights to market excess energy from the Oglethorpe system. All of Oglethorpe's existing generating facilities and power purchase arrangements are available for use by LEM and Morgan Stanley for the term of the respective agreements. Oglethorpe continues to be responsible for all of the costs of its system resources but receives payment from LEM and Morgan Stanley for the use of the resources. The Morgan Stanley agreement requires both Oglethorpe and Morgan Stanley to make minimum purchases from each other, however, the net requirement between the parties is immaterial. Under the LEM agreement there is no minimum purchase required.

    Oglethorpe has entered into long-term power purchase agreements with GPC, Big Rivers Electric Corporation (Big Rivers), and Entergy Power, Inc. (EPI). Under the agreement with GPC, Oglethorpe purchased on a take-or-pay basis 1,000 megawatts (MW) of capacity through the period ending August 31, 1997. Effective September 1, 1997, Oglethorpe will purchase 750 MW of capacity through the period ending August 31, 1998. Effective September 1, 1998, Oglethorpe will purchase 500 MW of capacity through the period ending August 31, 1998. Effective September 1, 1999, Oglethorpe will purchase 250 MW of capacity through the period ending December 31, 2003, subject to reductions or extension with proper notice. The Big Rivers agreement commenced in August 1992 and is effective through July 2002. Oglethorpe is obligated under this agreement to purchase on a take-or-pay basis 100 MW of firm capacity and certain minimum energy amounts associated with that capacity. The EPI agreement commenced in July 1992, has a term of ten years and represents a take-or-pay commitment by Oglethorpe to purchase 100 MW of capacity.

    Oglethorpe has a contract with Hartwell Energy Limited Partnership for the purchase of approximately 300 MW of capacity for a 25-year period commencing in April 1994.

    Oglethorpe has entered into a short-term seasonal power purchase agreement with Florida Power Corporation. Under the agreement, Oglethorpe purchased 50 MW of capacity on a take-or-pay basis for the period June 1, 1997 through September 30, 1997 and will purchase 275 MW for the period June 1, 1998 through September 30, 1998.

    As of December 31, 1997, Oglethorpe's minimum purchase commitments under the above agreements, without regard to capacity reductions or adjustments for changes in costs, for the next five years are as follows:


YEAR ENDING DECEMBER 31,                              (DOLLARS IN THOUSANDS)
----------------------------------------------------  ----------------------
1998................................................       $ 111,494
1999................................................          84,578
2000................................................          69,075
2001................................................          70,071
2002................................................          57,875

    Oglethorpe's power purchases from these agreements amounted to approximately $175,818,000 in 1997, $190,760,000 in 1996 and $206,641,000 in
1995.

    Oglethorpe has entered into an agreement with Alabama Electric Cooperative to sell 100 MW of capacity for the period June 1998 through December 2005.

    10. QUARTERLY FINANCIAL DATA (UNAUDITED):

    Summarized quarterly financial information for 1997 and 1996 is as follows:

                                              FIRST        SECOND       THIRD       FOURTH
(DOLLARS IN THOUSANDS)                       QUARTER      QUARTER      QUARTER      QUARTER
-----------------------------------------  -----------  -----------  -----------  -----------
1997
  Operating revenues....................... $ 271,485    $ 242,876   $ 286,579     $ 246,912
  Operating margin.........................    77,818       61,423      56,753        63,681
  Net margin...............................     9,436        5,510        (872)        8,331

1996
  Operating revenues....................... $ 270,689    $ 275,228   $ 286,648     $ 268,872
  Operating margin.........................    73,568       72,514      75,009        61,658
  Net margin...............................     8,988        4,732      12,508        (4,476)

    Oglethorpe's business is influenced by seasonal weather conditions. The negative net margin for the third quarter of 1997 reflects a $4,000,000 reduction in revenue requirement approved by Oglethorpe's Board of Directors. Such reduction in revenues was implemented by reducing the capacity charges billed to Members in August 1997. The negative net margin for the fourth quarter of 1996 is consistent with expectations and reflects recognition of certain nonrecurring expenses.

    11. CORPORATE RESTRUCTURING

    Oglethorpe and the Members completed on March 11, 1997, a Corporate Restructuring in which Oglethorpe, effective April 1, 1997, was divided into three specialized operating companies. Oglethorpe's transmission business was sold to, and is now owned and operated by GTC. Oglethorpe's system operations business was sold to, and is now owned and operated by GSOC. Oglethorpe continues to own and operate its power supply business.

    The total purchase price GTC and GSOC paid Oglethorpe for the transmission and system operations business was approximately $717 million. The following summarizes the assets and liabilities sold by Oglethorpe to GTC and GSOC as a result of the restructuring:

ASSETS                                                (DOLLARS IN THOUSANDS)
----------------------------------------------------------------------------
  Plant in service..................................       $  847,172
  Accumulated depreciation..........................         (195,944)
  Construction work in progress.....................           13,313
  Plant acquisition adjustment......................            3,887
  Inventories.......................................            8,980
  Prepayments.......................................               71
  Premium on reacquired debt........................           33,410
Deferred debt expense...............................            1,920
                                                           ----------
  TOTAL ASSETS SOLD.................................          712,809
Deferred gain on sale...............................            4,670
                                                           ----------
  TOTAL PURCHASE PRICE..............................       $  717,479
                                                           ----------
                                                           ----------
EQUITY AND LIABILITIES
  Long-term debt....................................       $  686,054
  Accounts payable..................................              585
  Accrued interest..................................              121
  Accrued pension cost..............................            1,047
  Deferred revenues.................................              310
                                                           ----------
    TOTAL LIABILITIES EXTINGUISHED..................          688,117
  Notes received from GSOC..........................            4,822
  Net cash received.................................           24,540
                                                           ----------
    TOTAL PURCHASE PRICE............................       $  717,479
                                                           ----------
                                                           ----------

    In addition, Oglethorpe also made a special patronage capital distribution to the Members which was used by the Members to establish equity in and to provide working capital to GTC.

    The following unaudited pro forma statement of revenues and expenses for the year ended December 31, 1997 reflects the operations of Oglethorpe as reported and restated, reflecting the exclusion of the transmission and system operations businesses as though the Corporate Restructuring had occurred at the beginning of 1997.

    This unaudited pro forma statement of revenues and expenses has been prepared based on assumptions and estimates deemed appropriate and is presented for illustrative purposes only and is not necessarily indicative of results of operations which would have actually been reported had the transaction occurred at the beginning of the period.

                PRO FORMA STATEMENT OF REVENUES AND EXPENSES
                                  (UNAUDITED)
                     FOR THE YEAR ENDED DECEMBER 31,1997
                             (dollars in thousands)

                                                                                    OGLETHORPE
                                                 OGLETHORPE       PRO FORMA           (POST-
                                                 HISTORICAL     ADJUSTMENTS(1)    RESTRUCTURING)
                                                ------------    --------------    --------------
OPERATING REVENUES:
  Sales to Members............................  $ 1,000,319        $ (25,764)      $   974,555
  Sales to non-Members........................       47,533           (2,180)           45,353
                                                -----------        ---------       -----------
    TOTAL OPERATING REVENUES..................    1,047,852          (27,944)        1,019,908
                                                -----------        ---------       -----------
                                                -----------        ---------       -----------
OPERATING EXPENSES:
  Fuel........................................      206,315               --           206,315
  Production..................................      157,932           (2,968)          154,964
  Purchased power.............................      266,875              (66)          266,809
  Power delivery..............................        4,032           (3,584)              448
  Depreciation and amortization...............      126,730           (5,453)          121,277
  Taxes other than income taxes...............       26,293           (1,855)           24,438
  Income taxes................................           --               --               --
                                                -----------        ---------       -----------
    TOTAL OPERATING EXPENSES..................      788,177          (13,926)          774,251
                                                -----------        ---------       -----------
OPERATING MARGIN..............................      259,675          (14,018)          245,657
                                                -----------        ---------       -----------
OTHER INCOME (EXPENSE):
  Interest income.............................       29,303             (139)           29,164
  Amortization of net benefit of sale of
   income tax benefits........................       11,195               --            11,195
  Allowance for equity funds used during
   construction...............................          157              (68)               89
  Other.......................................        5,991               25             6,016
                                                -----------        ---------       -----------
    TOTAL OTHER INCOME........................       46,646             (182)           46,464
                                                -----------        ---------       -----------
INTEREST CHARGES:
  Interest on long-term debt and other
   obligations................................      285,590          (12,073)          273,517
  Allowance for debt funds used during
   construction...............................       (1,674)             161            (1,513)
                                                -----------        ---------       -----------
    NET INTEREST CHARGES......................      283,916          (11,912)          272,004
                                                -----------        ---------       -----------
NET MARGIN....................................  $    22,405        $  (2,288)      $    20,117
                                                -----------        ---------       -----------
                                                -----------        ---------       -----------

------------------------

(1) IN ANTICIPATION OF THE CORPORATE RESTRUCTURING, OGLETHORPE BEGAN KEEPING SEPARATE BOOKS AND RECORDS FOR GTC AND GSOC BEGINNING JANUARY 1, 1997. THEREFORE, THE PRO FORMA ADJUSTMENTS REFLECT SEPARATELY IDENTIFIED TRANSACTIONS AND SPECIFIC ALLOCATIONS.

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

    Coopers & Lybrand L.L.P. also provides an objective assessment of how well management meets its responsibility for fair financial reporting. Management believes that its policies and procedures provide reasonable assurance that Oglethorpe's operations are conducted with a high standard of business ethics. In management's opinion, the financial statements present fairly, in all material respects, the financial position, results of operations, and cash flows of Oglethorpe.

T. D. Kilgore
President and Chief Executive Officer


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

    To the Board of Directors of Oglethorpe Power Corporation:

    We have audited the accompanying balance sheets and statements of capitalization of Oglethorpe Power Corporation (a Georgia corporation) as of December 31, 1997 and 1996 and the related statements of revenues and expenses, patronage capital, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of Oglethorpe's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oglethorpe Power Corporation as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                       Coopers & Lybrand L.L.P.

Atlanta, Georgia,
February 17, 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    As part of the Corporate Restructuring, Oglethorpe amended its Bylaws to provide for an eleven member board of directors consisting of six directors elected from the Members (the "Member Directors"), four independent outside directors (the "Outside Directors") and Oglethorpe's President and Chief Executive Officer. Each Member Director must be a director or general manager of an Oglethorpe Member. Five of the six Member Directors must be located in each of five geographical regions of the State of Georgia. The sixth Member Director is elected statewide. None of the four Outside Directors may be a director, officer or employee of GTC, GSOC or any Member. All eleven directors are nominated by representatives from each Member whose weighted nomination is based on the number of retail customers served by each Member. After nomination, the directors are elected by a majority vote of each Member, voting on a one-Member, one-vote basis.

    The Bylaws provide for staggering the terms of the Member Directors and Outside Directors by dividing the number of directors into three groups. As noted below, some of the directors were elected to an initial term of one year, some two years and some three years. As these initial terms expire, directors will thereafter be elected for a term of three years.

    Oglethorpe is managed and operated under the direction of a President and Chief Executive Officer, who is appointed by the Board of Directors. The Senior Officers and Directors of Oglethorpe and significant employees of subsidiaries of Oglethorpe are as follows:

NAME                                                       AGE      POSITION
-----------------------------------------------------      ---      -----------------------------------------------------
J. Calvin Earwood....................................          56   Chairman of the Board of Directors, Member Director,
                                                                      Statewide
T. D. Kilgore........................................          50   President and Chief Executive Officer and Director
Clarence D. Mitchell.................................          44   Senior Vice President, Power Supply
Thomas A. Smith......................................          43   Senior Financial Officer
Nelson G. Hawk.......................................          48   President and Chief Executive Officer, EnerVision
Larry N. Chadwick....................................          57   Member Director, Northwest Region
Benny W. Denham......................................          67   Member Director, Southwest Region and Vice Chairman
Sammy M. Jenkins.....................................          71   Member Director, Southeast Region
Mac F. Oglesby.......................................          65   Member Director, Northeast Region and Treasurer
J. Sam L. Rabun......................................          66   Member Director, Central Region
Ashley C. Brown......................................          51   Outside Director
Newton A. Campbell...................................          69   Outside Director
Wm. Ronald Duffey....................................          56   Outside Director
John S. Ranson.......................................          68   Outside Director

    J. Calvin Earwood is the Chairman of the Board and is the Member Director elected statewide. Mr. Earwood has served as an executive officer of Oglethorpe since March 1984 (from March 1984 to July 1986, as Vice President; from July 1986 to March 1989, as Vice Chairman of the Board; and since March 1989, as Chairman of the Board). Mr. Earwood has served on the Board of Directors of Oglethorpe since March 1981. His present term will expire in March 2000. He was previously a member of the Operations Review Committee. From 1965 through 1982, Mr. Earwood was a salesman and part owner of Builders Equipment Company. Since January 1983, he has been the owner and President of Sunbelt Fasteners, Inc., which sells specialty tools and fasteners to the commercial construction trade. He is also Vice Chairman of the Board of Directors of both Community Trust Financial Services and Community Trust Bank in Hiram, Georgia and a Director of GreyStone Power Corporation.

    T. D. Kilgore is the President and Chief Executive Officer of Oglethorpe and has served as a senior officer of Oglethorpe since July 1984 (from July 1984 to July 1986, as Division Manager, Power Supply; July 1986 to July 1991, as Senior Vice President, Power Supply; and since July 1991, as President and Chief Executive Officer). He also currently serves as the President and Chief Executive Officer and as a director of both GTC and GSOC. Mr. Kilgore has over 20 years of experience in the electric utility industry, including five years in senior management positions with Arkansas Power & Light Co. and seven years as a civilian employee with the Department of the Army in positions ranging from reliability engineering to construction management. Mr. Kilgore has served on various industry committees including Electric Power Research Institute's Board of Directors and its Advanced Power Systems Division and Coal System Division Advisory Committees. He has also served on the Boards of Directors of the U.S. Committee for Energy Awareness, the Advanced Reactor Corporation, on the Edison Electric Institute's Power Plant Availability Improvement Task Force and the Nuclear Power Oversight Committee. Mr. Kilgore currently serves on the Board of Directors of the Georgia Chamber of Commerce and on the National Rural Electric Cooperative Association's Power and Generation Committee. Mr. Kilgore has a Bachelor of Science degree in Mechanical Engineering from the University of Alabama, where he has been recognized as a Distinguished Engineering Fellow, and a Masters of Engineering degree in industrial engineering from Texas A&M.

    Clarence D. Mitchell is the Senior Vice President, Power Supply and has served as a senior officer of Oglethorpe since January 1995. Prior to that time, Mr. Mitchell served as Assistant to the Senior Vice President for Generation from February 1994 to December 1994; Manager of Corporate Planning from September 1992 to January 1994; Manager of Construction from January 1992 to August 1992; Program Director of Technical Services (environmental, survey and mapping, land acquisition and R&D) from January 1989 to December 1991; and from April 1981 to December 1988 held various positions in the generation area, including supervisor, project engineer and generation engineer. Before coming to Oglethorpe, Mr. Mitchell spent four years as a field engineer with General Electric Company and worked various installation and maintenance projects related to coal, nuclear, gas and oil-fired generation. Mr. Mitchell has a Masters of Science degree in Management from Georgia State University, a Bachelor of Science degree in Mechanical Engineering from Georgia Institute of Technology and a Bachelor of Science degree in Interdisciplinary Science from Morehouse College. Mr. Mitchell is presently the Oglethorpe representative on both the Nuclear Managing Board and the Plant Scherer Managing Board. (For information about the Managing Boards see "CO-OWNERS OF THE PLANTS AND THE PLANT AGREEMENTS--The Plant Agreements" in Item 2.) Mr. Mitchell also serves as a Trustee of the Foundation of the Southern Polytechnic State University.

    Thomas A. Smith is the Senior Financial Officer and has served as a senior officer of Oglethorpe since August 1997. He previously served as Vice President, Finance of Oglethorpe from 1986 to 1990, Manager of Finance from 1983 to 1986 and Manager, Financial Services from 1979 to 1983. From 1990 to 1997, Mr. Smith was Senior Vice President of the Rural Utility Banking Group of CoBank, where he managed the bank's eastern division, rural utilities. Mr. Smith is a Certified Public Accountant, has a Master of Science degree in Industrial Management-Finance from the Georgia Institute of Technology, a Master of Science degree in Analytical Chemistry from Purdue University and a Bachelor of Arts degree in Mathematics and Chemistry from Catawba College.

    Nelson G. Hawk is the President and Chief Executive Officer of EnerVision, a wholly owned subsidiary of Oglethorpe that began operations as a marketing services business in 1998. Prior to that time,

Mr. Hawk was the Senior Vice President and Group Executive, Marketing and served as a senior officer of Oglethorpe, responsible for Market Planning, Economic Development, Commercial/Industrial Marketing and Pricing, Commercial/Industrial Services, and Residential Marketing from February 1994 through December 1997. Prior to coming to Oglethorpe, Mr. Hawk spent almost 24 years with the Florida Power & Light Company and related subsidiaries, serving as Director of Regulatory Affairs from October 1993 to January 1994, Director of Market Planning from July 1991 to September 1993, and as Director of Strategic Business from April 1989 to June 1991. Mr. Hawk has a wide range of utility management experience in energy management, finance, strategic planning, marketing, system planning, quality assurance, and distribution engineering. Mr. Hawk is a board member of the Georgia Electrification Council, Inc. and the Georgia Partnership for Excellence in Education, and served on the board of directors as well as President of the National Association of Energy Services Companies (NAESCO), a national trade association, during the late 1980s. Mr. Hawk is a registered Professional Engineer in Florida and has a Bachelor of Science degree in Electrical Engineering from the Georgia Institute of Technology and a Master of Business Administration degree from Florida International University.

    Larry N. Chadwick is the Member Director from the Northwest Region. He has been the owner of Chadwick's Hardware in Woodstock, Georgia since 1983. He has served on the Board of Directors of Oglethorpe since July 1989. His present term will expire in March 1999. Mr. Chadwick is an engineer, with experience in the design of hydrogen gas plants. He is Chairman of the Board of Cobb EMC.

    Benny W. Denham is the Vice Chairman of the Board and is the Member Director from the Southwest Region. He has served on the Board of Directors of Oglethorpe since December 1988. His present term will expire in March 1998. He was previously the Vice-Chairman of the Executive Committee and a member of the Power Planning and Technical Advisory Committee. Mr. Denham has been co-owner of Denham Farms in Turner County, Georgia since 1980. He served on the Turner County Commission from 1980 to 1990, and was Chairman for six of those years. Mr. Denham is a Director of Community National Bank in Ashburn, Georgia and a Director of Irwin EMC.

    Sammy M. Jenkins is the Member Director from the Southeast Region. He has been a self-employed farmer for over 20 years. In addition, from 1973 to 1995, he was President of Jenkins Ford Tractor Co., Inc., a seller of farm machinery. He has served on the Board of Directors of Oglethorpe since March 1988. His present term will expire in March 1999. He was Vice Chairman of the Board of Oglethorpe from March 1989 to March 1990.

    Mac F. Oglesby is the Member Director from the Northeast Region and the Treasurer of Oglethorpe. He served as Assistant Secretary-Treasurer of the Board of Directors of Hart EMC from July 1986 through December 1987, when he was appointed President of the Board. He has served on the Board of Directors of Oglethorpe since February 1987. His present term will expire in March 2000. Mr. Oglesby was a U.S. Postal Service Rural Carrier for 30 years until he retired in 1991.

    J. Sam L. Rabun is the Member Director from the Central Region. He has been the owner and operator of a farm in Jefferson County, Georgia since 1979. He is also a 50% owner of R&R Livestock Farms, Inc. He has served on the Board of Directors of Oglethorpe since March 1993. His present term will expire in March 1998. Mr. Rabun served as the President of the Board of Jefferson EMC from 1993 to 1996, was employed as General Manager from 1974 to 1979 and as Office Manager and Accountant from 1970 to 1974.

    Ashley C. Brown is an Outside Director. He has served on the Board of Directors of Oglethorpe since March 1997. His present term will expire in March 1999. He has been Executive Director of the Harvard Electricity Policy Group at Harvard University's John F. Kennedy School of Government since 1993. In addition, he is a consultant to the law firm of LeBouef, Lamb, Greene and MacRae. From April 1983 through April 1993, Mr. Brown served as Commissioner of the Public Utilities Commission of Ohio. Prior to his appointment to the Ohio Commission, he was Coordinator and Counsel of the Montgomery County, Ohio, Fair Housing Center. From 1979 to 1981, he was Managing Attorney for the Legal Aid Society of

Dayton (Ohio), Inc. From 1977 to 1979, he was Legal Advisor of the Miami Valley Regional Planning Commission in Dayton, Ohio. In addition, Mr. Brown has extensive teaching experience in public schools and universities and has published widely in the field of utility regulation. Mr. Brown has a law degree from the University of Dayton School of Law, a Master of Arts degree from the University of Cincinnati, and a Bachelor of Science degree from Bowling Green State University.

    Newton A. Campbell is an Outside Director. He has served on the Board of Directors of Oglethorpe since March 1997. His term will expire in March 2000. He retired in January 1994 as Chairman and Chief Executive Officer of Burns & McDonnell Engineering Company after serving 41 years with the firm. Mr. Campbell directed the overall operations of Burns & McDonnell from 1982 until his retirement. From 1976 through 1982, he served as Vice President and General Manager of the Power Division, and was responsible for directing the company's work in the planning and design of fossil fueled power generation facilities, high voltage transmission systems, and other power related facilities. Mr. Campbell has been involved in feasibility, planning and financial studies for numerous new and existing public and privately owned electric utilities during various phases of their organization and development. He also has considerable experience in conceptual studies, design, and project management for large electric utility generation, transmission, substation and distribution facilities throughout the United States. Mr. Campbell received a Master of Business Administration degree from the University of Missouri at Kansas City with a concentration in finance. He also holds a Bachelor of Science degree in Electrical Engineering from the University of Illinois. Mr. Campbell is a Director of UMB Financial Corporation in Kansas City, Missouri.

    Wm. Ronald Duffey is an Outside Director. He has served on the Board of Directors of Oglethorpe since March 1997. His term will expire in March 1998. Mr. Duffey is the President and Chief Executive Officer and a director of Peachtree National Bank in Peachtree City, Georgia, a wholly owned subsidiary of Synovus Financial Corp. Prior to his employment in 1985 with Peachtree National Bank, Mr. Duffey served as Executive Vice President and Member of the Board of Directors for First National Bank in Newnan, Georgia. He holds a Bachelor of Business Administration from Georgia State College with a concentration in finance and has completed banking courses at the Banking School of the South, the American Bankers Association School of Bank Investments, and The Stonier Graduate School of Banking, Rutgers University.

    John S. Ranson is an Outside Director. He has served on the Board of Directors of Oglethorpe since March 1997. His term will expire in March 1999. He has been the President of Ranson Municipal Consultants, L.L.C. in Wichita, Kansas since 1994. From 1990 to 1994, Mr. Ranson was Chairman of Ranson Capital Corp. an investment banking firm. Mr. Ranson has approximately 40 years experience in the investment banking business. His public finance clients have included the Kansas Local Utility Improvement Authority, the Kansas Municipal Energy Agency, the Kansas Municipal Gas Agency, and the Kansas City (Kansas) Board of Public Utilities. Mr. Ranson received his Bachelor of Science in Business Administration from the University of Kansas (Lawrence, Kansas) and attended the Navy Supply Corps School in Bayonne, New Jersey.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

    The following table sets forth, for Oglethorpe's President and Chief Executive Officer and the two other five most highly compensated senior executives, all compensation paid or accrued for services rendered in all capacities during the years ended December 31, 1997, 1996 and 1995. Amounts included in the table under "Bonus" represent payments based on an incentive compensation policy. All amounts paid under this policy are fully at risk each year and are earned based upon the achievement of corporate goals and each individual's contribution to achieving those goals. In conjunction with this policy, base salaries are targeted below the market valuations for similar positions and remain fairly stable unless the job content changes.

                                                  ANNUAL
                                               COMPENSATION
             NAME AND                      --------------------       ALL OTHER
        PRINCIPAL POSITION           YEAR   SALARY   BONUS (1)       COMPENSATION
-----------------------------------  ----  --------  ----------      ------------
T. D. Kilgore......................  1997  $300,368   $     0           $6,316(2)
President and Chief Executive        1996   265,627         0            6,246
Officer                              1995   235,000    10,000            6,012

Nelson G. Hawk (3).................  1997   155,210       N/A(4)         5,658(2)
President and Chief Executive        1996   142,535    16,530            5,246
Officer, EnerVision                  1995   140,000    10,899            4,589

Clarence D. Mitchell...............  1997   155,210       N/A(4)         3,774(2)
Sr. Vice President, Power Supply     1996   133,369    17,112            3,887
                                     1995   110,058     7,776            4,251

------------------------------

(1) All executives listed above, except Mr. Kilgore, participate in an incentive compensation program. Mr. Kilgore's compensation is governed solely by the Board of Directors.

(2) Includes contributions made in 1997 by Oglethorpe under the 401(k) Retirement Savings Plan on behalf of Messrs. Kilgore, Hawk and Mitchell of $4,750, $4,750 and $2,856, respectively; and insurance premiums paid on term life insurance on behalf of Messrs. Kilgore, Hawk and Mitchell of $1,566, $908 and $918, respectively.

(3) In connection with Oglethorpe's transfer of its marketing services business to EnerVision, a wholly owned subsidiary of Oglethorpe, Mr. Hawk ceased to be an employee of Oglethorpe as of December 31, 1997. (See "OGLETHORPE POWER CORPORATION--Corporate Restructuring" in Item 1 for further discussion.)

(4) Bonus amounts earned in 1997 by Messrs. Hawk and Mitchell have not been determined but are expected to be determined and paid in 1998.

PENSION PLAN TABLE

                                                                          YEARS OF CREDITED SERVICE
                                                            ------------------------------------------------------
AVERAGE COMPENSATION                                            5         10         15          20         25
----------------------------------------------------------  ---------  ---------  ---------  ----------  ---------
$ 50,000..................................................  $   4,179  $   8,359  $  12,538  $   16,718  $  20,897
  75,000..................................................      6,679     13,359     20,038      26,718     33,397
 100,000..................................................      9,179     18,359     27,538      36,718     45,897
 125,000..................................................     11,679     23,359     35,038      46,718     58,397
 150,000..................................................     14,179     28,359     42,538      56,718     70,897
 175,000..................................................     16,679     33,359     50,038      66,718     83,397
 200,000..................................................     19,179     38,359     57,538      76,718     95,897
 225,000..................................................     21,679     43,359     65,038      86,718    108,397
 250,000..................................................     24,179     48,359     72,538      96,718    120,897
 275,000..................................................     26,679     53,359     80,038     106,718    133,397

    The preceding table shows estimated annual straight life annuity benefits payable upon retirement to persons in specified compensation and years-of-service classifications assuming such persons had attained age 65 and retired during 1997. For purposes of calculating pension benefits, compensation is defined as total salary and bonus, as shown in the above Summary Compensation Table. Because covered compensation changes each year, the estimated pension benefits for the classifications above will also change in future years. The above pension benefits are not subject to any deduction for Social Security or other offset amounts.

    As of December 31, 1997, the years of credited service under the Pension Plan for the individuals listed in the Summary Compensation Table are as follows:

                                                                                           YEARS OF
NAME                                                                                   CREDITED SERVICE
------------------------------------------------------------------------------------  -------------------
Mr. Kilgore.........................................................................              13
Mr. Hawk............................................................................               3
Mr. Mitchell........................................................................              16

COMPENSATION OF DIRECTORS

    Under a policy adopted by the Board of Directors in March 1997, Oglethorpe pays its Outside Directors a fee of $5,500 per Board meeting for four meetings in a year; a fee of $1,000 per Board meeting will be paid for the remaining other Board meetings in a year. Outside Directors are also paid $1,000 per day for attending committee meetings, annual meetings of the Members or other official meetings of Oglethorpe. Member Directors are paid a fee of $1,000 per Board meeting and $300 per day for attending committee meetings, annual meetings of the Members or other official business of Oglethorpe. In addition, Oglethorpe reimburses all Directors for out-of-pocket expenses incurred in attending a meeting. All Directors are paid $50 per day when participating in meetings by conference call. The Chairman of the Board is paid an additional 20% of his Director's fee per Board meeting for time involved in preparing for the meetings.

    Prior to March 1997, Oglethorpe paid its Directors a fee of $200 for meetings attended or $50 for participating in meetings by conference call, and reimbursed Directors for out-of-pocket expenses incurred in attending a meeting. The Chairman of the Board was also paid at least one day's per diem of $200 each month for time involved in carrying out his official duties in addition to the regularly scheduled Board meetings.

EMPLOYMENT CONTRACTS

    Effective January 1, 1996, Oglethorpe entered into an employment agreement with its President and Chief Executive Officer. The agreement extends to December 31, 1999. Pursuant to the agreement, Mr. Kilgore's base salary and bonus will be determined by Oglethorpe's Board, with annual base salary being at least $240,000. Under the agreement, if Oglethorpe terminates Mr. Kilgore's employment without cause, he will be entitled to a severance payment equal to all salary and benefits he would have received between the date of termination to the end of the agreement. If Oglethorpe terminates Mr. Kilgore's employment without cause or meaningfully reduces his stated duties or prerogatives within three months prior to or 24 months subsequent to a Change in Control of Oglethorpe (as defined in the agreement), such severance payment will not be less than two times Mr. Kilgore's annual base salary on the date of termination or the date on which his duties or prerogatives are reduced, whichever is applicable. If such reduction in duties occurs, Mr. Kilgore will be entitled to severance regardless whether he is terminated or resigns. If Mr. Kilgore voluntarily separates himself from Oglethorpe, he will be prohibited from working with a competitor of Oglethorpe for a period of one year thereafter and will be paid an amount equal to his then current salary, bonus and benefits for such period.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    J. Calvin Earwood, Newton A. Campbell and J. Sam L. Rabun served as members of the Oglethorpe Power Corporation Compensation Committee in 1997. Mr. Earwood has served as an executive officer of Oglethorpe since 1984 and has served as the Chairman of the Board since 1989.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Not applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    T. D. Kilgore is the President and Chief Executive Officer and a Director of Oglethorpe, GTC and GSOC. Oglethorpe made payments to GSOC for system operations services in 1997 of approximately $4.9 million, which was 57% of GSOC's revenues for 1997. Oglethorpe made payments to GTC for point-to-point transmission service in 1997 of approximately $5.2 million, which was 6% of GTC's total operating revenues for 1997. (See "OGLETHORPE POWER CORPORATION--Corporate Restructuring" in Item 1.)

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                                                              PAGE
                                                                                                            ---------
(A)  LIST OF DOCUMENTS FILED AS A PART OF THIS REPORT.

    (1)       FINANCIAL STATEMENTS (Included under "Item 8. Financial
                Statements and Supplementary Data")

              Statements of Revenues and Expenses, For the Years
                Ended December 31, 1997, 1996 and 1995....................................................         42
              Statements of Patronage Capital, For the Years Ended
                December 31, 1997, 1996 and 1995..........................................................         42
              Balance Sheets, As of December 31, 1997 and 1996............................................         43
              Statements of Capitalization, As of December 31, 1997
                and 1996..................................................................................         45
              Statements of Cash Flows, For the Years Ended December 31,
                1997, 1996 and 1995.......................................................................         46
              Notes to Financial Statements...............................................................         47
              Report of Management........................................................................         60
              Report of Independent Public Accountants....................................................         60

    (2)       FINANCIAL STATEMENT SCHEDULES

              None applicable.

    (3)       EXHIBITS

    Exhibits marked with an asterisk (*) are hereby incorporated by reference to exhibits previously filed by the Registrant as indicated in parentheses following the description of the exhibit.

NUMBER                                                                   DESCRIPTION
-----------------------             --------------------------------------------------------------------------------------

*2.1                            --  Second Amended and Restated Restructuring Agreement, dated February 24, 1997, by and among Oglethorpe, Georgia Transmission Corporation (An Electric Membership
                                    Corporation) and Georgia System Operations Corporation. (Filed as Exhibit 2.1 to the
                                    Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

*2.2                            --  Member Agreement, dated August 1, 1996, by and among Oglethorpe, Georgia Transmission
                                    Corporation (An Electric Membership Corporation), Georgia System Operations
                                    Corporation and the Members of Oglethorpe. (Filed as Exhibit 2.2 to the Registrant's
                                    Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

*3.1(a)                         --  Restated Articles of Incorporation of Oglethorpe, dated as of July 26, 1988. (Filed as
                                    Exhibit 3.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1988,
                                    File No. 33-7591.)

*3.1(b)                         --  Amendment to Articles of Incorporation of Oglethorpe, dated as of March 11, 1997.
                                    (Filed as Exhibit 3(i)(b) to the Registrant's Form 10-K for the fiscal year ended
                                    December 31, 1996, File No. 33-7591.)

NUMBER                                                                   DESCRIPTION
-----------------------             --------------------------------------------------------------------------------------

*3.2                            --  Bylaws of Oglethorpe, as amended on February 24, 1997, and effective as of March 11,
                                    1997. (Filed as Exhibit 3(ii) to the Registrant's Form 10-K for the fiscal year ended
                                    December 31, 1996, File No. 33-7591.)

*4.1                            --  Form of Serial Facility Bond Due June 30, 2011 (included in Collateral Trust Indenture filed as Exhibit 4.2.)

*4.2                            --  Collateral Trust Indenture, dated as of December 1, 1997, between OPC Scherer 1997
                                    Funding Corporation A, Oglethorpe and SunTrust Bank, Atlanta, as Trustee. (Filed as
                                    Exhibit 4.2 to the Registrant's Form S-4 Registration Statement, File No. 333-42759.)

*4.3                            --  Nonrecourse Promissory Lessor Note No. 2, with a Schedule identifying three other substantially identical Nonrecourse Promissory Lessor Notes and any material differences. (Filed as Exhibit 4.3 to the Registrant's Form S-4 Registration
                                    Statement, File No. 333-42759.)

*4.4                            --  Amended and Restated Indenture of Trust, Deed to Secure Debt and Security Agreement
                                    No. 2, dated December 1, 1997, between Wilmington Trust Company and NationsBank, N.A.
                                    collectively as Owner Trustee, under Trust Agreement No. 2, dated December 30, 1985, with DFO Partnership, as assignee of Ford Motor Credit Company, and The Bank of New
                                    York Trust Company of Florida, N.A. as Indenture Trustee, with a Schedule identifying three other substantially identical Amended and Restated Indentures of Trust, Deeds to
                                    Secure Debt and Security Agreements and any material differences. (Filed as Exhibit
                                    4.4 to the Registrant's Form S-4 Registration Statement, File No. 333-42759.)

*4.5(a)                         --  Lease Agreement No. 2 dated December 30, 1985, between Wilmington Trust Company and
                                    William J. Wade, as Owner Trustees under Trust Agreement No. 2, dated December 30,
                                    1985, with Ford Motor Credit Company, Lessor, and Oglethorpe, Lessee, with a Schedule identifying three other substantially identical Lease Agreements. (Filed as Exhibit
                                    4.5(b) to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)

*4.5(b)                         --  First Supplement to Lease Agreement No. 2 (included as Exhibit B to the Supplemental
                                    Participation Agreement No. 2 listed as 10.1.1(b)).

*4.5(c)                         --  First Supplement to Lease Agreement No. 1, dated as of June 30, 1987, between The
                                    Citizens and Southern National Bank as Owner Trustee under Trust Agreement No. 1 with
                                    IBM Credit Financing Corporation, as Lessor, and Oglethorpe, as Lessee. (Filed as
                                    Exhibit 4.5(c) to the Registrant's Form 10-K for the fiscal year ended December 31,
                                    1987, File No. 33-7591.)

*4.5(d)                         --  Second Supplement to Lease Agreement No. 2, dated as of December 17, 1997, between
                                    NationsBank, N.A., acting through its agent, The Bank of New York, as an Owner Trustee under the Trust Agreement No. 2, dated December 30, 1985, among DFO Partnership, as assignee of Ford Motor Credit Company, as the Owner Participant, and the Original
                                    Trustee, as Lessor, and Oglethorpe, as Lessee, with a Schedule identifying three other substantially identical Second Supplements to Lease Agreements and any material differences. (Filed as Exhibit 4.5(d) to the Registrant's Form S-4 Registration
                                    Statement, File No. 333-42759.)

NUMBER                                                                   DESCRIPTION
-----------------------             --------------------------------------------------------------------------------------

*4.6                            --  Amended and Consolidated Loan Contract, dated as of March 1, 1997, between Oglethorpe and the United States of America, together with four notes executed and delivered pursuant thereto. (Filed as Exhibit 4.7 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

*4.7.1(a)                       --  Indenture, dated as of March 1, 1997, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee. (Filed as Exhibit 4.8.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

*4.7.1(b)                       --  First Supplemental Indenture, dated as of October 1, 1997, made by Oglethorpe to
                                    SunTrust Bank, Atlanta, as trustee, relating to the Series 1997B (Burke) Note. (Filed as Exhibit 4.8.1(b) to the Registrant's Form 10-Q for the quarterly period ended
                                    September 30, 1997, File No. 33-7591).

4.7.1(c)                        --  Second Supplemental Indenture, dated as of January 1, 1998, made by Oglethorpe to
                                    SunTrust Bank, Atlanta, as trustee, relating to the Series 1997C (Burke) Assumption
                                    Agreement.

4.7.1(d)                        --  Third Supplemental Indenture, dated as of January 1, 1998, made by Oglethorpe to
                                    SunTrust Bank, Atlanta, as trustee, relating to the Series 1997A (Monroe) Assumption
                                    Agreement.

*4.7.2                          --  Security Agreement, dated as of March 1, 1997, made by Oglethorpe to SunTrust Bank,
                                    Atlanta, as trustee. (Filed as Exhibit 4.8.2 to the Registrant's Form 10-K for the
                                    fiscal year ended December 31, 1996, File No. 33-7591.

4.8.1(1)                        --  Loan Agreement, dated as of October 1, 1992, between Development Authority of Monroe
                                    County and Oglethorpe relating to Development Authority of Monroe County Pollution
                                    Control Revenue Bonds (Oglethorpe Power Corporation Scherer Project), Series 1992A,
                                    and six other substantially identical loan agreements.

4.8.2(1)                        --  Note, dated October 1, 1992, from Oglethorpe to Trust Company Bank, as trustee acting pursuant to a Trust Indenture, dated as of October 1, 1992, between Development
                                    Authority of Monroe County and Trust Company Bank, and six other substantially identical notes.

4.8.3(1)                        --  Trust Indenture, dated as of October 1, 1992, between Development Authority of Monroe
                                    County and Trust Company Bank, Trustee, relating to Development Authority of Monroe
                                    County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Scherer Project),
                                    Series 1992A, and six other substantially identical trust indentures.

4.9.1(1)                        --  Loan Agreement, dated as of December 1, 1992, between Development Authority of Burke
                                    County and Oglethorpe relating to Development Authority of Burke County Adjustable
                                    Tender Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project),
                                    Series 1993A, and one other substantially identical loan agreement.

4.9.2(1)                        --  Note, dated December 1, 1992, from Oglethorpe to Trust Company Bank, as trustee acting pursuant to a Trust Indenture, dated as of December 1, 1992, between Development
                                    Authority of Burke County and Trust Company Bank, and one other substantially identical note.

NUMBER                                                                   DESCRIPTION
-----------------------             --------------------------------------------------------------------------------------

4.9.3(1)                        --  Trust Indenture, dated as of December 1, 1992, from Development Authority of Burke
                                    County to Trust Company Bank, as trustee, relating to Development Authority of Burke
                                    County Adjustable Tender Pollution Control Revenue Bonds (Oglethorpe Power Corporation
                                    Vogtle Project), Series 1993A, and one other substantially identical trust indenture.

4.9.4(1)                        --  Interest Rate Swap Agreement, dated as of December 1, 1992, by and between Oglethorpe and AIG Financial Products Corp. relating to Development Authority of Burke County
                                    Adjustable Tender Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle
                                    Project), Series 1993A, and one other substantially identical agreement.

4.9.5(1)                        --  Liquidity Guaranty Agreement, dated as of December 1, 1992, by and between Oglethorpe and AIG Financial Products Corp. relating to Development Authority of Burke County
                                    Adjustable Tender Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle
                                    Project), Series 1993A, and one other substantially identical agreement.

4.9.6(1)                        --  Standby Bond Purchase Agreement, dated as of December 14, 1995, between Oglethorpe and
                                    Canadian Imperial Bank of Commerce, New York Agency, relating to Development Authority of Burke County Adjustable Tender Pollution Control Revenue Bonds (Oglethorpe Power
                                    Corporation Vogtle Project), Series 1993A.

4.9.7(1)                        --  Standby Bond Purchase Agreement, dated as of November 30, 1994, between Oglethorpe and
                                    Credit Local de France, Acting through its New York Agency, relating to the
                                    Development Authority of Burke County Adjustable Tender Pollution Control Revenue
                                    Bonds (Oglethorpe Power Corporation Vogtle Project), Series 1994A.

4.10.1(1)                       --  Loan Agreement, dated as of October 1, 1996, between Development Authority of Burke
                                    County and Oglethorpe relating to Development Authority of Burke County Pollution
                                    Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 1996, and
                                    three other substantially identical loan agreements.

4.10.2(1)                       --  Note, dated October 1, 1996, from Oglethorpe to SunTrust Bank, Atlanta, as trustee pursuant to an Indenture of Trust, dated as of October 1, 1996, between Development
                                    Authority of Burke County and SunTrust Bank, Atlanta, and three other substantially identical notes.

4.10.3(1)                       --  Indenture of Trust, dated as of October 1, 1996, between Development Authority of
                                    Burke County and SunTrust Bank, Atlanta, as trustee, relating to Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle
                                    Project), Series 1996, and three other substantially identical indentures.

*4.12.1                         --  Indemnity Agreement, dated as of March 1, 1997, by and between Oglethorpe and Georgia
                                    Transmission Corporation (An Electric Membership Corporation). (Filed as Exhibit
                                    4.13.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File
                                    No. 33-7591.)

*4.12.2                         --  Indemnification Agreement, dated as of March 11, 1997, by Oglethorpe and Georgia
                                    Transmission Corporation (An Electric Membership Corporation) for

NUMBER                                                                   DESCRIPTION
-----------------------             --------------------------------------------------------------------------------------

                                    the benefit of the United States of America. (Filed as Exhibit 4.13.2 to the
                                    Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

4.13.1(1)                       --  Master Loan Agreement, dated as of March 1, 1997, between Oglethorpe and CoBank, ACB,
                                    MLA No. 0459.

4.13.2(1)                       --  Consolidating Supplement, dated as of March 1, 1997, between Oglethorpe and CoBank,
                                    ACB, relating to Loan No. ML0459T1.

4.13.3(1)                       --  Promissory Note, dated March 1, 1997, in the original principal amount of
                                    $7,102,740.26, from Oglethorpe to CoBank, ACB, relating to Loan No. ML0459T1.

4.13.4(1)                       --  Consolidating Supplement, dated as of March 1, 1997, between Oglethorpe and CoBank,
                                    ACB, relating to Loan No. ML0459T2.

4.13.5(1)                       --  Promissory Note, dated March 1, 1997, in the original principal amount of
                                    $1,856,475.12, made by Oglethorpe to CoBank, ACB, relating to Loan No. ML0459T2.

*4.14.1                         --  Loan Agreement, Loan No. T-830404, between Oglethorpe and Columbia Bank for
                                    Cooperatives, dated as of April 29, 1983. (Filed as Exhibit 4.18.1 to the Registrant's
                                    Form S-1 Registration Statement, File No. 33-7591.)

*4.14.2                         --  Promissory Note, Loan No. T-830404-1, in the original principal amount of $9,935,000, from Oglethorpe to Columbia Bank for Cooperatives, dated as of April 29, 1983. (Filed as Exhibit 4.18.2 to the Registrant's Form S-1 Registration Statement, File No.
                                    33-7591.)

*4.14.3                         --  Security Deed and Security Agreement, dated April 29, 1983, between Oglethorpe and
                                    Columbia Bank for Cooperatives. (Filed as Exhibit 4.18.3 to the Registrant's Form S-1
                                    Registration Statement, File No. 33-7591, filed on October 9, 1986.)

*4.15                           --  Exchange and Registration Rights Agreement, dated December 17, 1997, by and among
                                    Oglethorpe, OPC Scherer 1997 Funding Corporation A, and Goldman, Sachs & Co. as
                                    representative of the purchasers identified therein. (Filed as Exhibit 4.15 to the
                                    Registrant's Form S-4 Registration Statement, File No. 333-42759.)

*10.1.1(a)                      --  Participation Agreement No. 2 among Oglethorpe as Lessee, Wilmington Trust Company as
                                    Owner Trustee, The First National Bank of Atlanta as Indenture Trustee, Columbia Bank
                                    for Cooperatives as Loan Participant and Ford Motor Credit Company as Owner
                                    Participant, dated December 30, 1985, together with a Schedule identifying three other substantially identical Participation Agreements. (Filed as Exhibit 10.1.1(b) to the
                                    Registrant's Form S-1 Registration Statement, File No. 33-7591.)

*10.1.1(b)                      --  Supplemental Participation Agreement No. 2. (Filed as Exhibit 10.1.1(a) to the
                                    Registrant's Form S-1 Registration Statement, File No. 33-7591.)

*10.1.1(c)                      --  Supplemental Participation Agreement No. 1, dated as of June 30, 1987, among
                                    Oglethorpe as Lessee, IBM Credit Financing Corporation as Owner Participant,
                                    Wilmington Trust Company and The Citizens and Southern National Bank as Owner Trustee,
                                    The First National Bank of Atlanta, as Indenture Trustee, and

NUMBER                                                                   DESCRIPTION
-----------------------             --------------------------------------------------------------------------------------

                                    Columbia Bank for Cooperatives, as Loan Participant. (Filed as Exhibit 10.1.1(c) to
                                    the Registrant's Form 10-K for the fiscal year ended December 31, 1987, File No.
                                    33-7591.)

*10.1.1(d)                      --  Second Supplemental Participation Agreement No. 2, dated as of December 17, 1997, among Oglethorpe as Lessee, DFO Partnership, as assignee of Ford Motor Credit Company, as Owner Participant, Wilmington Trust Company and NationsBank, N.A. as Owner Trustee,
                                    The Bank of New York Trust Company of Florida, N.A. as Indenture Trustee, CoBank, ACB
                                    as Loan Participant, OPC Scherer Funding Corporation, as Original Funding Corporation,
                                    OPC Scherer 1997 Funding Corporation A, as Funding Corporation, and SunTrust Bank,
                                    Atlanta, as Original Collateral Trust Trustee and Collateral Trust Trustee, with a
                                    Schedule identifying three substantially identical Second Supplemental Participation
                                    Agreements and any material differences. (Filed as Exhibit 10.1.1(d) to Registrant's
                                    Form S-4 Registration Statement, File No. 333-4275.)

*10.1.2                         --  General Warranty Deed and Bill of Sale No. 2 between Oglethorpe, Grantor, and
                                    Wilmington Trust Company and William J. Wade, as Owner Trustees under Trust Agreement
                                    No. 2, dated December 30, 1985, with Ford Motor Credit Company, Grantee, together with a Schedule identifying three substantially identical General Warranty Deeds and Bills of Sale. (Filed as Exhibit 10.1.2 to the Registrant's Form S-1 Registration Statement,
                                    File No. 33-7591.)

*10.1.3(a)                      --  Supporting Assets Lease No. 2, dated December 30, 1985, between Oglethorpe, Lessor, and Wilmington Trust Company and William J. Wade, as Owner Trustees, under Trust
                                    Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, Lessee, together with a Schedule identifying three substantially identical Supporting Assets
                                    Leases. (Filed as Exhibit 10.1.3 to the Registrant's Form S-1 Registration Statement,
                                    File No. 33-7591.)

*10.1.3(b)                      --  First Amendment to Supporting Assets Lease No. 2, dated as of November 19, 1987, together with a Schedule identifying three substantially identical First Amendments to
                                    Supporting Assets Leases. (Filed as Exhibit 10.1.3(a) to the Registrant's Form 10-K
                                    for the fiscal year ended December 31, 1987, File No. 33-7591.)

*10.1.4(a)                      --  Supporting Assets Sublease No. 2, dated December 30, 1985, between Wilmington Trust
                                    Company and William J. Wade, as Owner Trustees under Trust Agreement No. 2 dated
                                    December 30, 1985, with Ford Motor Credit Company, Sublessor, and Oglethorpe,
                                    Sublessee, together with a Schedule identifying three substantially identical
                                    Supporting Assets Subleases. (Filed as Exhibit 10.1.4 to the Registrant's Form S-1
                                    Registration Statement, File No. 33-7591.)

*10.1.4(b)                      --  First Amendment to Supporting Assets Sublease No. 2, dated as of November 19, 1987, together with a Schedule identifying three substantially identical First Amendments to
                                    Supporting Assets Subleases. (Filed as Exhibit 10.1.4(a) to the Registrant's Form 10-K
                                    for the fiscal year ended December 31, 1987, File No. 33-7591.)

*10.1.5(a)                      --  Tax Indemnification Agreement No. 2, dated December 30, 1985, between Ford Motor
                                    Credit Company, Owner Participant, and Oglethorpe, Lessee, together with a Schedule identifying three substantially identical Tax Indemnification

NUMBER                                                                   DESCRIPTION
-----------------------             --------------------------------------------------------------------------------------

                                    Agreements. (Filed as Exhibit 10.1.5 to the Registrant's Form S-1 Registration
                                    Statement, File No. 33-7591.)

*10.1.5(b)                      --  Amendment No. 1 to the Tax Indemnification Agreement No. 2, dated December 17, 1997, between DFO Partnership, as assignee of Ford Motor Credit Company, as Owner
                                    Participant, and Oglethorpe, as Lessee, with a Schedule identifying three substantially identical Amendments No. 1 to the Tax Indemnification Agreements and any
                                    material differences. (Filed as Exhibit 10.1.5(b) to the Registrant's Form S-4
                                    Registration Statement, File No. 333-42759.)

*10.1.6                         --  Assignment of Interest in Ownership Agreement and Operating Agreement No. 2, dated
                                    December 30, 1985, between Oglethorpe, Assignor, and Wilmington Trust Company and
                                    William J. Wade, as Owner Trustees under Trust Agreement No. 2, dated December 30,
                                    1985, with Ford Motor Credit Company, Assignee, together with Schedule identifying three substantially identical Assignments of Interest in Ownership Agreement and
                                    Operating Agreement. (Filed as Exhibit 10.1.6 to the Registrant's Form S-1
                                    Registration Statement, File No. 33-7591.)

*10.1.7                         --  Consent, Amendment and Assumption No. 2 dated December 30, 1985, among Georgia Power
                                    Company and Oglethorpe and Municipal Electric Authority of Georgia and City of Dalton,
                                    Georgia and Gulf Power Company and Wilmington Trust Company and William J. Wade, as
                                    Owner Trustees under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor
                                    Credit Company, together with a Schedule identifying three substantially identical
                                    Consents, Amendments and Assumptions. (Filed as Exhibit 10.1.9 to the Registrant's
                                    Form S-1 Registration Statement, File No. 33-7591.)

*10.1.7(a)                      --  Amendment to Consent, Amendment and Assumption No. 2, dated as of August 16, 1993, among Oglethorpe, Georgia Power Company, Municipal Electric Authority of Georgia, City
                                    of Dalton, Georgia, Gulf Power Company, Jacksonville Electric Authority, Florida Power
                                    & Light Company and Wilmington Trust Company and NationsBank of Georgia, N.A., as
                                    Owner Trustees under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor
                                    Credit Company, together with a Schedule identifying three substantially identical
                                    Amendments to Consents, Amendments and Assumptions. (Filed as Exhibit 10.1.9(a) to the
                                    Registrant's Form 10-Q for the quarterly period ended September 30, 1993, File No.
                                    33-7591.)

*10.2.1                         --  Section 168 Agreement and Election dated as of April 7, 1982, between Continental
                                    Telephone Corporation and Oglethorpe. (Filed as Exhibit 10.2 to the Registrant's Form
                                    S-1 Registration Statement, File No. 33-7591.)

*10.2.2                         --  Section 168 Agreement and Election dated as of April 9, 1982, between National Service
                                    Industries, Inc. and Oglethorpe. (Filed as Exhibit 10.3 to the Registrant's Form S-1
                                    Registration Statement, File No. 33-7591.)

*10.2.3                         --  Section 168 Agreement and Election dated as of April 9, 1982, between Rollins, Inc.
                                    and Oglethorpe. (Filed as Exhibit 10.4 to the Registrant's Form S-1 Registration
                                    Statement, File No. 33-7591.)

*10.2.4                         --  Section 168 Agreement and Election dated as of December 13, 1982, between Selig
                                    Enterprises, Inc. and Oglethorpe. (Filed as Exhibit 10.5 to the Registrant's Form S-1
                                    Registration Statement, File No. 33-7591.)

NUMBER                                                                   DESCRIPTION
-----------------------             --------------------------------------------------------------------------------------

*10.3.1(a)                      --  Plant Robert W. Scherer Units Numbers One and Two Purchase and Ownership Participation
                                    Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of
                                    Georgia and City of Dalton, Georgia, dated as of May 15, 1980. (Filed as Exhibit
                                    10.6.1 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)

*10.3.1(b)                      --  Amendment to Plant Robert W. Scherer Units Numbers One and Two Purchase and Ownership
                                    Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric
                                    Authority of Georgia and City of Dalton, Georgia, dated as of December 30, 1985.
                                    (Filed as Exhibit 10.1.8 to the Registrant's Form S-1 Registration Statement, File No.
                                    33-7591.)

*10.3.1(c)                      --  Amendment Number Two to the Plant Robert W. Scherer Units Numbers One and Two Purchase
                                    and Ownership Participation Agreement among Georgia Power Company, Oglethorpe,
                                    Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of July
                                    1, 1986. (Filed as Exhibit 10.6.1(a) to the Registrant's Form 10-K for the fiscal year ended December 31, 1987, File No. 33-7591.)

*10.3.1(d)                      --  Amendment Number Three to the Plant Robert W. Scherer Units Numbers One and Two
                                    Purchase and Ownership Participation Agreement among Georgia Power Company,
                                    Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of August 1, 1988. (Filed as Exhibit 10.6.1(b) to the Registrant's Form 10-Q for
                                    the quarterly period ended September 30, 1993, File No. 33-7591.)

*10.3.1(e)                      --  Amendment Number Four to the Plant Robert W. Scherer Units Number One and Two Purchase
                                    and Ownership Participation Agreement among Georgia Power Company, Oglethorpe,
                                    Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of
                                    December 31, 1990. (Filed as Exhibit 10.6.1(c) to the Registrant's Form 10-Q for the
                                    quarterly period ended September 30, 1993, File No. 33-7591.)

*10.3.2(a)                      --  Plant Robert W. Scherer Units Numbers One and Two Operating Agreement among Georgia
                                    Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton,
                                    Georgia, dated as of May 15, 1980. (Filed as Exhibit 10.6.2 to the Registrant's Form
                                    S-1 Registration Statement, File No. 33-7591.)

*10.3.2(b)                      --  Amendment to Plant Robert W. Scherer Units Numbers One and Two Operating Agreement
                                    among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and
                                    City of Dalton, Georgia, dated as of December 30, 1985. (Filed as Exhibit 10.1.7 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)

NUMBER                                                                   DESCRIPTION
-----------------------             --------------------------------------------------------------------------------------
*10.3.2(c)                      --  Amendment Number Two to the Plant Robert W. Scherer Units Numbers One and Two
                                    Operating Agreement among Georgia Power Company, Oglethorpe, Municipal Electric
                                    Authority of Georgia and City of Dalton, Georgia, dated as of December 31, 1990.
                                    (Filed as Exhibit 10.6.2(a) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1993, File No. 33-7591.)
*10.3.3                         --  Plant Scherer Managing Board Agreement among Georgia Power Company, Oglethorpe,
                                    Municipal Electric Authority of Georgia, City of Dalton, Georgia, Gulf Power Company,
                                    Florida Power & Light Company and Jacksonville Electric Authority, dated as of
                                    December 31, 1990. (Filed as Exhibit 10.6.3 to the Registrant's Form 10-Q for the
                                    quarterly period ended September 30, 1993, File No. 33-7591.)
*10.4.1(a)                      --  Alvin W. Vogtle Nuclear Units Numbers One and Two Purchase and Ownership Participation
                                    Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of
                                    Georgia and City of Dalton, Georgia, dated as of August 27, 1976. (Filed as Exhibit
                                    10.7.1 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.4.1(b)                      --  Amendment Number One, dated January 18, 1977, to the Alvin W. Vogtle Nuclear Units
                                    Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power
                                    Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton,
                                    Georgia. (Filed as Exhibit 10.7.3 to the Registrant's Form 10-K for the fiscal year ended December 31, 1986, File No. 33-7591.)
*10.4.1(c)                      --  Amendment Number Two, dated February 24, 1977, to the Alvin W. Vogtle Nuclear Units
                                    Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power
                                    Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton,
                                    Georgia. (Filed as Exhibit 10.7.4 to the Registrant's Form 10-K for the fiscal year ended December 31, 1986, File No. 33-7591.)
*10.4.2                         --  Alvin W. Vogtle Nuclear Units Numbers One and Two Operating Agreement among Georgia
                                    Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton,
                                    Georgia, dated as of August 27, 1976. (Filed as Exhibit 10.7.2 to the Registrant's
                                    Form S-1 Registration Statement, File No. 33-7591.)
*10.5.1                         --  Plant Hal Wansley Purchase and Ownership Participation Agreement between Georgia Power
                                    Company and Oglethorpe, dated as of March 26, 1976. (Filed as Exhibit 10.8.1 to the
                                    Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.5.2(a)                      --  Plant Hal Wansley Operating Agreement between Georgia Power Company and Oglethorpe, dated as of March 26, 1976. (Filed as Exhibit 10.8.2 to the Registrant's Form S-1
                                    Registration Statement, File No. 33-7591.)
*10.5.2(b)                      --  Amendment, dated as of January 15, 1995, to the Plant Hal Wansley Operating Agreements
                                    by and among Georgia Power Company, Oglethorpe, Municipal Electric Authority of
                                    Georgia and City of Dalton, Georgia. (Filed as Exhibit 10.5.2(a) to the Registrant's
                                    Form 10-Q for the quarterly period ended September 30, 1996, File No. 33-7591.)
*10.5.3                         --  Plant Hal Wansley Combustion Turbine Agreement between Georgia Power Company and
                                    Oglethorpe, dated as of August 2, 1982 and Amendment No. 1, dated October 20, 1982.
                                    (Filed as Exhibit 10.18 to the Registrant's Form S-1 Registration Statement, File No.
                                    33-7591.)

NUMBER                                                                   DESCRIPTION
-----------------------             --------------------------------------------------------------------------------------
*10.6.1                         --  Edwin I. Hatch Nuclear Plant Purchase and Ownership Participation Agreement between
                                    Georgia Power Company and Oglethorpe, dated as of January 6, 1975. (Filed as Exhibit
                                    10.9.1 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.6.2                         --  Edwin I. Hatch Nuclear Plant Operating Agreement between Georgia Power Company and
                                    Oglethorpe, dated as of January 6, 1975. (Filed as Exhibit 10.9.2 to the Registrant's
                                    Form S-1 Registration Statement, File No. 33-7591.)
*10.7.1                         --  Rocky Mountain Pumped Storage Hydroelectric Project Ownership Participation Agreement,
                                    dated as of November 18, 1988, by and between Oglethorpe and Georgia Power Company.
                                    (Filed as Exhibit 10.22.1 to the Registrant's Form 10-K for the fiscal year ended
                                    December 31, 1988, File No. 33-7591.)
*10.7.2                         --  Rocky Mountain Pumped Storage Hydroelectric Project Operating Agreement, dated as of
                                    November 18, 1988, by and between Oglethorpe and Georgia Power Company. (Filed as
                                    Exhibit 10.22.2 to the Registrant's Form 10-K for the fiscal year ended December 31,
                                    1988, File No. 33-7591.)
*10.8.1                         --  Amended and Restated Wholesale Power Contract, dated as of August 1, 1996, between
                                    Oglethorpe and Altamaha Electric Membership Corporation and all schedules thereto, together with a Schedule identifying 37 other substantially identical Amended and
                                    Restated Wholesale Power Contracts, and an additional Amended and Restated Wholesale
                                    Power Contract that is not substantially identical. (Filed as Exhibit 10.8.1 to the
                                    Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.8.2                         --  Amended and Restated Supplemental Agreement, dated as of August 1, 1996, by and between Oglethorpe, Altamaha Electric Membership Corporation and the United States of
                                    America, together with a Schedule identifying 38 other substantially identical Amended and Restated Supplemental Agreements. (Filed as Exhibit 10.8.2 to the Registrant's
                                    Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.8.3                         --  Supplemental Agreement to the Amended and Restated Wholesale Power Contract, dated as of January 1, 1997, by and among Georgia Power Company, Oglethorpe and Altamaha
                                    Electric Membership Corporation, together with a Schedule identifying 38 other substantially identical Supplemental Agreements. (Filed as Exhibit 10.8.3 to the
                                    Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.8.4                         --  Supplemental Agreement to the Amended and Restated Wholesale Power Contract, dated as of March 1, 1997, by and between Oglethorpe and Altamaha Electric Membership
                                    Corporation, together with a Schedule identifying 36 other substantially identical
                                    Supplemental Agreements, and an additional Supplemental Agreement that is not substantially identical. (Filed as Exhibit 10.8.4 to the Registrant's Form 10-K for
                                    the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.8.5                         --  Supplemental Agreement to the Amended and Restated Wholesale Power Contract, dated as of March 1, 1997, by and between Oglethorpe and Coweta-Fayette Electric Membership
                                    Corporation, together with a Schedule identifying 1 other substantially identical
                                    Supplemental Agreement. (Filed as Exhibit 10.8.5 to the Registrant's Form 10-K for the
                                    fiscal year ended December 31, 1996, File No. 33-7591.)

NUMBER                                                                   DESCRIPTION
-----------------------             --------------------------------------------------------------------------------------
*10.8.6                         --  Supplemental Agreement to the Amended and Restated Wholesale Power Contract, dated as of May 1, 1997 by and between Oglethorpe and Altamaha Electric Membership Corporation,
                                    together with a Schedule identifying 38 other substantially identical Supplemental
                                    Agreements. (Filed as Exhibit 10.8.6 to the Registrant's Form 10-Q for the quarterly period ended June 30, 1997, File No. 33-7591.)
*10.9(a)                        --  Joint Committee Agreement among Georgia Power Company, Oglethorpe, Municipal Electric
                                    Authority of Georgia and the City of Dalton, Georgia, dated as of August 27, 1976.
                                    (Filed as Exhibit 10.14(b) to the Registrant's Form S-1 Registration Statement, File
                                    No. 33-7591.)
*10.9(b)                        --  First Amendment to Joint Committee Agreement among Georgia Power Company, Oglethorpe,
                                    Municipal Electric Authority of Georgia and the City of Dalton, Georgia, dated as of
                                    June 19, 1978. (Filed as Exhibit 10.14(a) to the Registrant's Form S-1 Registration
                                    Statement, File No. 33-7591.)
*10.10                          --  Letter of Commitment (Firm Power Sale) Under Service Schedule J-- Negotiated
                                    Interchange Service between Alabama Electric Cooperative, Inc. and Oglethorpe, dated
                                    March 31, 1994. (Filed as Exhibit 10.11(b) to the Registrant's Form 10-Q for the
                                    quarter ended June 30, 1994, File No. 33-7591.)
*10.11.1                        --  Assignment of Power System Agreement and Settlement Agreement, dated January 8, 1975, by Georgia Electric Membership Corporation to Oglethorpe. (Filed as Exhibit 10.20.1 to
                                    the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.11.2                        --  Power System Agreement, dated April 24, 1974, by and between Georgia Electric
                                    Membership Corporation and Georgia Power Company. (Filed as Exhibit 10.20.2 to the
                                    Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.11.3                        --  Settlement Agreement, dated April 24, 1974, by and between Georgia Power Company,
                                    Georgia Municipal Association, Inc., City of Dalton, Georgia Electric Membership
                                    Corporation and Crisp County Power Commission. (Filed as Exhibit 10.20.3 to the
                                    Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.12                          --  Long-Term Firm Power Purchase Agreement between Big Rivers Electric Corporation and
                                    Oglethorpe, dated as of December 17, 1990. (Filed as Exhibit 10.24.3 to the
                                    Registrant's Form 10-K for the fiscal year ended December 31, 1990, File No. 33-7591.)
*10.13                          --  Block Power Sale Agreement between Georgia Power Company and Oglethorpe, dated as of
                                    November 12, 1990. (Filed as Exhibit 10.25 to the Registrant's Form 8-K, filed January
                                    4, 1991, File No. 33-7591.)
10.14                           --  Revised and Restated Coordination Services Agreement between and among Georgia Power
                                    Company, Oglethorpe and Georgia System Operations Corporation, dated as of September
                                    10, 1997.
*10.15                          --  ITSA, Power Sale and Coordination Umbrella Agreement between Oglethorpe and Georgia
                                    Power Company, dated as of November 12, 1990. (Filed as Exhibit 10.28 to the
                                    Registrant's Form 8-K, filed January 4, 1991, File No. 33-7591.)
*10.16                          --  Amended and Restated Nuclear Managing Board Agreement among Georgia Power Company,
                                    Oglethorpe Power Corporation, Municipal Electric Authority of Georgia and City of
                                    Dalton, Georgia dated as of July 1, 1993. (Filed as Exhibit 10.36 to the Registrant's
                                    10-Q for the quarterly period ended September 30, 1993, File No. 33-7591.)

NUMBER                                                                   DESCRIPTION
-----------------------             --------------------------------------------------------------------------------------
*10.17                          --  Supplemental Agreement by and among Oglethorpe, Tri-County Electric Membership
                                    Cooperation and Georgia Power Company, dated as of November 12, 1990, together with a
                                    Schedule identifying 38 other substantially identical Supplemental Agreements. (Filed as Exhibit 10.30 to the Registrant's Form 8-K, filed January 4, 1991, File No.
                                    33-7591.)
*10.18                          --  Unit Capacity and Energy Purchase Agreement between Oglethorpe and Entergy Power
                                    Incorporated, dated as of October 11, 1990. (Filed as Exhibit 10.31 to the
                                    Registrant's Form 10-K for the fiscal year ended December 31, 1990, File No. 33-7591.)
*10.19                          --  Power Purchase Agreement between Oglethorpe and Hartwell Energy Limited Partnership, dated as of June 12, 1992. (Filed as Exhibit 10.35 to the Registrant's Form 10-K for
                                    the fiscal year ended December 31, 1992, File No. 33-7591).
*10.20(3)                       --  Employment Agreement between Oglethorpe and T. D. Kilgore, dated as of December 20,
                                    1995. (Filed as Exhibit 10.28 to the Registrant's Form 10-K for the fiscal year ended
                                    December 31, 1995, File No. 33-7591.)
*10.21(2)                       --  Power Purchase and Sale Agreement among LG&E Power Marketing Inc., LG&E Energy Corp.
                                    and Oglethorpe, dated as of November 19, 1996. (Filed as Exhibit 10.30 to the
                                    Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.22(2)                       --  Power Purchase and Sale Agreement among LG&E Power Marketing Inc., LG&E Power Inc. and
                                    Oglethorpe, dated as of January 1, 1997. (Filed as Exhibit 10.31 to the Registrant's
                                    Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.23.1                        --  Participation Agreement (P1), dated as of December 30, 1996, among Oglethorpe, Rocky
                                    Mountain Leasing Corporation, Fleet National Bank, as Owner Trustee, SunTrust Bank,
                                    Atlanta, as Co-Trustee, the Owner Participant named therein and Utrecht-America
                                    Finance Co., as Lender, together with a Schedule identifying five other substantially identical Participation Agreements. (Filed as Exhibit 10.32.1 to the Registrant's Form
                                    10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.23.2                        --  Rocky Mountain Head Lease Agreement (P1), dated as of December 30, 1996, between
                                    Oglethorpe and SunTrust Bank, Atlanta, as Co-Trustee, together with a Schedule identifying five other substantially identical Rocky Mountain Head Lease Agreements.
                                    (Filed as Exhibit 10.32.2 to the Registrant's Form 10-K for the fiscal year ended
                                    December 31, 1996, File No. 33-7591.)
*10.23.3                        --  Ground Lease Agreement (P1), dated as of December 30, 1996, between Oglethorpe and
                                    SunTrust Bank, Atlanta, as Co-Trustee, together with a Schedule identifying five other substantially identical Ground Lease Agreements. (Filed as Exhibit 10.32.3 to the
                                    Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.23.4                        --  Rocky Mountain Agreements Assignment and Assumption Agreement (P1), dated as of
                                    December 30, 1996, between Oglethorpe and SunTrust Bank, Atlanta, as Co-Trustee,
                                    together with a Schedule identifying five other substantially identical Rocky Mountain
                                    Agreements Assignment and Assumption Agreements. (Filed as Exhibit 10.32.4 to the
                                    Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

NUMBER                                                                   DESCRIPTION
-----------------------             --------------------------------------------------------------------------------------
*10.23.5                        --  Facility Lease Agreement (P1), dated as of December 30, 1996, between SunTrust Bank,
                                    Atlanta, as Co-Trustee and Rocky Mountain Leasing Corporation, together with a
                                    Schedule identifying five other substantially identical Facility Lease Agreements.
                                    (Filed as Exhibit 10.32.5 to the Registrant's Form 10-K for the fiscal year ended
                                    December 31, 1996, File No. 33-7591.)
*10.23.6                        --  Ground Sublease Agreement (P1), dated as of December 30, 1996, between SunTrust Bank,
                                    Atlanta, as Co-Trustee and Rocky Mountain Leasing Corporation, together with a
                                    Schedule identifying five other substantially identical Ground Sublease Agreements.
                                    (Filed as Exhibit 10.32.6 to the Registrant's Form 10-K for the fiscal year ended
                                    December 31, 1996, File No. 33-7591.)
*10.23.7                        --  Rocky Mountain Agreements Re-assignment and Assumption Agreement (P1), dated as of
                                    December 30, 1996, between SunTrust Bank, Atlanta, as Co-Trustee and Rocky Mountain
                                    Leasing Corporation, together with a Schedule identifying five other substantially identical Rocky Mountain Agreements Re-assignment and Assumption Agreements. (Filed as
                                    Exhibit 10.32.7 to the Registrant's Form 10-K for the fiscal year ended December 31,
                                    1996, File No. 33-7591.)
*10.23.8                        --  Facility Sublease Agreement (P1), dated as of December 30, 1996, between Oglethorpe and Rocky Mountain Leasing Corporation, together with a Schedule identifying five other substantially identical Facility Sublease Agreements. (Filed as Exhibit 10.32.8
                                    to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No.
                                    33-7591.)
*10.23.9                        --  Ground Sub-sublease Agreement (P1), dated as of December 30, 1996, between Rocky
                                    Mountain Leasing Corporation and Oglethorpe, together with a Schedule identifying five other substantially identical Ground Sub-sublease Agreements. (Filed as Exhibit
                                    10.32.9 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996,
                                    File No. 33-7591.)
*10.23.10                       --  Rocky Mountain Agreements Second Re-assignment and Assumption Agreement (P1), dated as of December 30, 1996, between Rocky Mountain Leasing Corporation and Oglethorpe, together with a Schedule identifying five other substantially identical Rocky Mountain
                                    Agreements Second Re-assignment and Assumption Agreements. (Filed as Exhibit 10.32.10
                                    to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No.
                                    33-7591.)
*10.23.11                       --  Payment Undertaking Agreement (P1), dated as of December 30, 1996, between Rocky
                                    Mountain Leasing Corporation and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A.,
                                    New York Branch, as the Bank, together with a Schedule identifying five other substantially identical Payment Undertaking Agreements. (Filed as Exhibit 10.32.11 to
                                    the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No.
                                    33-7591.)
*10.23.12                       --  Payment Undertaking Pledge Agreement (P1), dated as of December 30, 1996, between
                                    Rocky Mountain Leasing Corporation, Fleet National Bank, as Owner Trustee, and
                                    SunTrust Bank, Atlanta, as Co-Trustee, together with a Schedule identifying five other substantially identical Payment Undertaking Pledge Agreements. (Filed as Exhibit
                                    10.32.12 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996,
                                    File No. 33-7591.)

NUMBER                                                                   DESCRIPTION
-----------------------             --------------------------------------------------------------------------------------
*10.23.13                       --  Equity Funding Agreement (P1), dated as of December 30, 1996, between Rocky Mountain
                                    Leasing Corporation, AIG Match Funding Corp., the Owner Participant named therein,
                                    Fleet National Bank, as Owner Trustee, and SunTrust Bank, Atlanta, as Co-Trustee,
                                    together with a Schedule identifying five other substantially identical Equity Funding
                                    Agreements. (Filed as Exhibit 10.32.13 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.23.14                       --  Equity Funding Pledge Agreement (P1), dated as of December 30, 1996, between Rocky
                                    Mountain Leasing Corporation and SunTrust Bank, Atlanta, as Co-Trustee, together with a Schedule identifying five other substantially identical Equity Funding Pledge
                                    Agreements. (Filed as Exhibit 10.32.14 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.23.15                       --  Deed to Secure Debt, Assignment of Surety Bond and Security Agreement (P1), dated as of December 30, 1996, between Rocky Mountain Leasing Corporation, SunTrust Bank,
                                    Atlanta, as Co-Trustee, together with a Schedule identifying five other substantially identical Collateral Assignment, Assignment of Surety Bond and Security Agreements.
                                    (Filed as Exhibit 10.32.15 to the Registrant's Form 10-K for the fiscal year ended
                                    December 31, 1996, File No. 33-7591.)
*10.23.16                       --  Subordinated Deed to Secure Debt and Security Agreement (P1), dated as of December 30,
                                    1996, among Oglethorpe, AMBAC Indemnity Corporation and SunTrust Bank, Atlanta, as
                                    Co-Trustee, together with a Schedule identifying five other substantially identical
                                    Subordinated Deed to Secure Debt and Security Agreements. (Filed as Exhibit 10.32.16
                                    to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No.
                                    33-7591.)
*10.23.17                       --  Tax Indemnification Agreement (P1), dated as of December 30, 1996, between Oglethorpe and the Owner Participant named therein, together with a Schedule identifying five other substantially identical Tax Indemnification Agreements. (Filed as Exhibit
                                    10.32.17 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996,
                                    File No. 33-7591.)
*10.23.18                       --  Consent No. 1, dated as of December 30, 1996, among Georgia Power Company, Oglethorpe,
                                    SunTrust Bank, Atlanta, as Co-Trustee, and Fleet National Bank, as Owner Trustee,
                                    together with a Schedule identifying five other substantially identical Consents.
                                    (Filed as Exhibit 10.32.18 to the Registrant's Form 10-K for the fiscal year ended
                                    December 31, 1996, File No. 33-7591.)
*10.23.19(a)                    --  OPC Intercreditor and Security Agreement No. 1, dated as of December 30, 1996, among the United States of America, acting through the Administrator of the Rural Utilities
                                    Service, SunTrust Bank, Atlanta, Oglethorpe, Rocky Mountain Leasing Corporation,
                                    SunTrust Bank, Atlanta, as Co-Trustee, Fleet National Bank, as Owner Trustee,
                                    Utrecht-America Finance Co., as Lender and AMBAC Indemnity Corporation, together with a Schedule identifying five other substantially identical Intercreditor and Security
                                    Agreements. (Filed as Exhibit 10.32.19 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

NUMBER                                                                   DESCRIPTION
-----------------------             --------------------------------------------------------------------------------------
*10.23.19(b)                    --  Supplement to OPC Intercreditor and Security Agreement No. 1, dated as of March 1,
                                    1997, among the United States of America, acting through the Administrator of the
                                    Rural Utilities Service, SunTrust Bank, Atlanta, Oglethorpe, Rocky Mountain Leasing
                                    Corporation, SunTrust Bank, Atlanta, as Co-Trustee, Fleet National Bank, as Owner
                                    Trustee, Utrecht-America Finance Co., as Lender and AMBAC Indemnity Corporation,
                                    together with a Schedule identifying five other substantially identical Supplements to
                                    OPC Intercreditor and Security Agreements. (Filed as Exhibit 10.32.19(b) to the
                                    Registrant's Form S-4 Registration Statement, File No. 333-42759.)
*10.24.1                        --  Member Transmission Service Agreement, dated as of March 1, 1997, by and between
                                    Oglethorpe and Georgia Transmission Corporation (An Electric Membership Corporation).
                                    (Filed as Exhibit 10.33.1 to the Registrant's Form 10-K for the fiscal year ended
                                    December 31, 1996, File No. 33-7591.)
*10.24.2                        --  Generation Services Agreement, dated as of March 1, 1997, by and between Oglethorpe and Georgia System Operations Corporation. (Filed as Exhibit 10.33.2 to the
                                    Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.24.3                        --  Operation Services Agreement, dated as of March 1, 1997, by and between Oglethorpe and
                                    Georgia System Operations Corporation. (Filed as Exhibit 10.33.3 to the Registrant's
                                    Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.25(2)                       --  Power Purchase and Sale Agreement between Morgan Stanley Capital Group Inc. and
                                    Oglethorpe, dated as of April 7, 1997. (Filed as Exhibit 10.34 to the Registrant's
                                    Form 10-Q for the quarterly period ended March 30, 1997, File No. 33-7591.)
21.1                            --  Rocky Mountain Leasing Corporation, a Delaware corporation.
27.1                            --  Financial Data Schedule (for SEC use only).

------------------------

(1) Pursuant to 17 C.F.R. 229.601(b)(4)(iii), this document(s) is not filed herewith; however the registrant hereby agrees that such document(s) will be provided to the Commission upon request.

(2) Certain portions of this document have been omitted as confidential and filed separately with the Commission.

(3) Indicates a management contract or compensatory arrangement required to be filed as an exhibit to this Report.

(B) REPORTS ON FORM 8-K.

    No reports on Form 8-K were filed by Oglethorpe for the quarter ended December 31, 1997.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of March, 1998.

                                OGLETHORPE POWER CORPORATION
                                (AN ELECTRIC MEMBERSHIP CORPORATION)

                                By:            /s/ J. CALVIN EARWOOD
                                     -----------------------------------------
                                                 J. CALVIN EARWOOD
                                               Chairman of the Board

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

    /s/ J. CALVIN EARWOOD       Chairman of the Board,
------------------------------    Director (Principal         March 11, 1998
      J. CALVIN EARWOOD           Executive Officer)

                                President and Chief
      /s/ T. D. KILGORE           Executive Officer
------------------------------    (Principal Executive        March 11, 1998
        T. D. KILGORE             Officer)

      /s/ MAC F. OGLESBY        Treasurer, Director
------------------------------    (Principal Financial        March 11, 1998
        MAC F. OGLESBY            Officer)

     /s/ THOMAS A. SMITH        Senior Financial Officer
------------------------------    (Principal Financial        March 11, 1998
       THOMAS A. SMITH            Officer)

     /s/ ROBERT D. STEELE
------------------------------  Controller                    March 11, 1998
       ROBERT D. STEELE

     /s/ ASHLEY C. BROWN
------------------------------  Director                      March 11, 1998
       ASHLEY C. BROWN

    /s/ NEWTON A. CAMPBELL
------------------------------  Director                      March 11, 1998
      NEWTON A. CAMPBELL

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

    /s/ LARRY N. CHADWICK
------------------------------  Director                      March 11, 1998
      LARRY N. CHADWICK

     /s/ BENNY W. DENHAM
------------------------------  Director                      March 11, 1998
       BENNY W. DENHAM

    /s/ WM. RONALD DUFFEY
------------------------------  Director                      March 11, 1998
      WM. RONALD DUFFEY

     /s/ SAMMY M. JENKINS
------------------------------  Director                      March 11, 1998
       SAMMY M. JENKINS

     /s/ J. SAM L. RABUN
------------------------------  Director                      March 11, 1998
       J. SAM L. RABUN

      /s/ JOHN S. RANSON
------------------------------  Director                      March 11, 1998
        JOHN S. RANSON

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

                                 EXHIBIT INDEX

    Exhibits marked with an asterisk (*) are hereby incorporated by reference to exhibits previously filed by the Registrant as indicated in parentheses following the description of the exhibit.

    NUMBER                                                            DESCRIPTION
--------------             -------------------------------------------------------------------------------------------------

*2.1               --      Second Amended and Restated Restructuring Agreement, dated February 24, 1997, by and among
                           Oglethorpe, Georgia Transmission Corporation (An Electric Membership Corporation) and Georgia
                           System Operations Corporation. (Filed as Exhibit 2.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

*2.2               --      Member Agreement, dated August 1, 1996, by and among Oglethorpe,

*3.1(a)            --      Restated Articles of Incorporation of Oglethorpe, dated as of July 26, 1988. (Filed as Exhibit
                           3.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1988, File No. 33-7591.)

*3.1(b)            --      Amendment to Articles of Incorporation of Oglethorpe, dated as of March 11, 1997. (Filed as
                           Exhibit 3(i)(b) to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File
                           No. 33-7591.)

*3.2               --      Bylaws of Oglethorpe, as amended on February 24, 1997, and effective as of March 11, 1997. (Filed as Exhibit 3(ii) to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File
                           No. 33-7591.)

*4.1               --      Form of Serial Facility Bond Due June 30, 2011 (included in Collateral Trust Indenture filed as
                           Exhibit 4.2.)

*4.2               --      Collateral Trust Indenture, dated as of December 1, 1997, between OPC Scherer 1997 Funding
                           Corporation A, Oglethorpe and SunTrust Bank, Atlanta, as Trustee. (Filed as Exhibit 4.2 to the
                           Registrant's Form S-4 Registration Statement, File No. 333-42759.)

*4.3               --      Nonrecourse Promissory Lessor Note No. 2, with a Schedule identifying three other substantially identical Nonrecourse Promissory Lessor Notes and any material differences. (Filed as Exhibit 4.3 to the Registrant's Form S-4 Registration Statement, File No. 333-42759.)

*4.4               --      Amended and Restated Indenture of Trust, Deed to Secure Debt and Security Agreement No. 2, dated
                           December 1, 1997, between Wilmington Trust Company and NationsBank, N.A. collectively as Owner
                           Trustee, under Trust Agreement No. 2, dated December 30, 1985, with DFO Partnership, as assignee of Ford Motor Credit Company, and The Bank of New York Trust Company of Florida, N.A. as
                           Indenture Trustee, with a Schedule identifying three other substantially identical Amended and
                           Restated Indentures of Trust, Deeds to Secure Debt and Security Agreements and any material differences. (Filed as Exhibit 4.4 to the Registrant's Form S-4 Registration Statement, File No.
                           333-42759.)

*4.5(a)            --      Lease Agreement No. 2 dated December 30, 1985, between Wilmington Trust Company and William J.
                           Wade, as Owner Trustees under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor
                           Credit Company, Lessor, and Oglethorpe, Lessee, with a Schedule identifying three other substantially identical Lease Agreements. (Filed as Exhibit 4.5(b) to the Registrant's Form S-1
                           Registration Statement, File No. 33-7591.)

*4.5(b)            --      First Supplement to Lease Agreement No. 2 (included as Exhibit B to the Supplemental
                           Participation Agreement No. 2 listed as 10.1.1(b)).

*4.5(c)            --      First Supplement to Lease Agreement No. 1, dated as of June 30, 1987, between The Citizens and
                           Southern National Bank as Owner Trustee under Trust Agreement No. 1 with IBM Credit Financing
                           Corporation, as Lessor, and Oglethorpe, as Lessee. (Filed as Exhibit 4.5(c) to the Registrant's
                           Form 10-K for the fiscal year ended December 31, 1987, File No. 33-7591.)

*4.5(d)            --      Second Supplement to Lease Agreement No. 2, dated as of December 17, 1997, between NationsBank,
                           N.A., acting through its agent, The Bank of New York, as an Owner Trustee under the Trust
                           Agreement No. 2, dated December 30, 1985, among DFO Partnership, as assignee of Ford Motor Credit
                           Company, as the Owner Participant, and the Original Trustee, as Lessor, and Oglethorpe, as
                           Lessee, with a Schedule identifying three other substantially identical Second Supplements to
                           Lease Agreements and any material differences. (Filed as Exhibit 4.5(d) to the Registrant's Form
                           S-4 Registration Statement, File No. 333-42759.)

*4.6               --      Amended and Consolidated Loan Contract, dated as of March 1, 1997, between Oglethorpe and the
                           United States of America, together with four notes executed and delivered pursuant thereto.
                           (Filed as Exhibit 4.7 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996,
                           File No. 33-7591.)

*4.7.1(a)          --      Indenture, dated as of March 1, 1997, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee.
                           (Filed as Exhibit 4.8.1 to the Registrant's Form 10-K for the fiscal year ended December 31,
                           1996, File No. 33-7591.)

*4.7.1(b)          --      First Supplemental Indenture, dated as of October 1, 1997, made by Oglethorpe to SunTrust Bank,
                           Atlanta, as trustee, relating to the Series 1997B (Burke) Note. (Filed as Exhibit 4.8.1(b) to the
                           Registrant's Form 10-Q for the quarterly period ended September 30, 1997, File No. 33-7591).

4.7.1(c)           --      Second Supplemental Indenture, dated as of January 1, 1998, made by Oglethorpe to SunTrust Bank,
                           Atlanta, as trustee, relating to the Series 1997C (Burke) Assumption Agreement.

4.7.1(d)           --      Third Supplemental Indenture, dated as of January 1, 1998, made by Oglethorpe to SunTrust Bank,
                           Atlanta, as trustee, relating to the Series 1997A (Monroe) Assumption Agreement.

*4.7.2             --      Security Agreement, dated as of March 1, 1997, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee. (Filed as Exhibit 4.8.2 to the Registrant's Form 10-K for the fiscal year ended December
                           31, 1996, File No. 33-7591.)

4.8.1(1)           --      Loan Agreement, dated as of October 1, 1992, between Development Authority of Monroe County and
                           Oglethorpe relating to Development Authority of Monroe County Pollution Control Revenue Bonds
                           (Oglethorpe Power Corporation Scherer Project), Series 1992A, and six other substantially identical loan agreements.


4.8.2(1)           --      Note, dated October 1, 1992, from Oglethorpe to Trust Company Bank, as trustee acting pursuant to a Trust Indenture, dated as of October 1, 1992, between Development Authority of Monroe County and Trust Company Bank, and six other substantially identical notes.

4.8.3(1)           --      Trust Indenture, dated as of October 1, 1992, between Development Authority of Monroe County and
                           Trust Company Bank, Trustee, relating to Development Authority of Monroe County Pollution Control
                           Revenue Bonds (Oglethorpe Power Corporation Scherer Project), Series 1992A, and six other substantially identical trust indentures.

4.9.1(1)           --      Loan Agreement, dated as of December 1, 1992, between Development Authority of Burke County and
                           Oglethorpe relating to Development Authority of Burke County Adjustable Tender Pollution Control
                           Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 1993A, and one other substantially identical loan agreement.

4.9.2(1)           --      Note, dated December 1, 1992, from Oglethorpe to Trust Company Bank, as trustee acting pursuant to a Trust Indenture, dated as of December 1, 1992, between Development Authority of Burke County and Trust Company Bank, and one other substantially identical note.

4.9.3(1)           --      Trust Indenture, dated as of December 1, 1992, from Development Authority of Burke County to
                           Trust Company Bank, as trustee, relating to Development Authority of Burke County Adjustable Tender
                           Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 1993A , and
                           one other substantially identical trustindenture.

4.9.4(1)           --      Interest Rate Swap Agreement, dated as of December 1, 1992, by and between Oglethorpe and AIG
                           Financial Products Corp. relating to Development Authority of Burke County Adjustable Tender
                           Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 1993A, and
                           one other substantially identical agreement.

4.9.5(1)           --      Liquidity Guaranty Agreement, dated as of December 1, 1992, by and between Oglethorpe and AIG
                           Financial Products Corp. relating to Development Authority of Burke County Adjustable Tender
                           Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 1993A, and
                           one other substantially identical agreement.

4.9.6(1)           --      Standby Bond Purchase Agreement, dated as of December 14, 1995, between Oglethorpe and Canadian
                           Imperial Bank of Commerce, New York Agency, relating to Development Authority of Burke County
                           Adjustable Tender Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project),
                           Series 1993A.

4.9.7(1)           --      Standby Bond Purchase Agreement, dated as of November 30, 1994, between Oglethorpe and Credit
                           Local de France, Acting through its New York Agency, relating to the Development Authority of
                           Burke County Adjustable Tender Pollution Control Revenue Bonds (Oglethorpe Power Corporation
                           Vogtle Project), Series 1994A.

4.10.1(1)          --      Loan Agreement, dated as of October 1, 1996, between Development Authority of Burke County and
                           Oglethorpe relating to Development Authority of Burke County Pollution Control Revenue Bonds
                           (Oglethorpe Power Corporation Vogtle Project), Series 1996, and three other substantially identical loan agreements.


4.10.2(1)          --      Note, dated October 1, 1996, from Oglethorpe to SunTrust Bank, Atlanta, as trustee pursuant to an
                           Indenture of Trust, dated as of October 1, 1996, between Development Authority of Burke County and SunTrust Bank, Atlanta, and three other substantially identical notes.

4.10.3(1)          --      Indenture of Trust, dated as of October 1, 1996, between Development Authority of Burke County and SunTrust Bank, Atlanta, as trustee, relating to Development Authority of Burke County
                           Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 1996, and
                           three other substantially identical indentures.

*4.12.1            --      Indemnity Agreement, dated as of March 1, 1997, by and between Oglethorpe and Georgia
                           Transmission Corporation (An Electric Membership Corporation). (Filed as Exhibit 4.13.1 to the
                           Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

*4.12.2            --      Indemnification Agreement, dated as of March 11, 1997, by Oglethorpe and Georgia Transmission
                           Corporation (An Electric Membership Corporation) for the benefit of the United States of America.
                           (Filed as Exhibit 4.13.2 to the Registrant's Form 10-K for the fiscal year ended December 31,
                           1996, File No. 33-7591.)

4.13.1(1)          --      Master Loan Agreement, dated as of March 1, 1997, between Oglethorpe and CoBank, ACB, MLA
                           No. 0459.

4.13.2(1)          --      Consolidating Supplement, dated as of March 1, 1997, between Oglethorpe and CoBank, ACB, relating to Loan No. ML0459T1.

4.13.3(1)          --      Promissory Note, dated March 1, 1997, in the original principal amount of $7,102,740.26, from
                           Oglethorpe to CoBank, ACB, relating to Loan No. ML0459T1.

4.13.4(1)          --      Consolidating Supplement, dated as of March 1, 1997, between Oglethorpe and CoBank, ACB, relating to Loan No. ML0459T2.

4.13.5(1)          --      Promissory Note, dated March 1, 1997, in the original principal amount of $1,856,475.12, made by
                           Oglethorpe to CoBank, ACB, relating to Loan No. ML0459T2.

*4.14.1            --      Loan Agreement, Loan No. T-830404, between Oglethorpe and Columbia Bank for Cooperatives, dated as of April 29, 1983. (Filed as Exhibit 4.18.1 to the Registrant's Form S-1 Registration
                           Statement, File No. 33-7591.)

*4.14.2            --      Promissory Note, Loan No. T-830404-1, in the original principal amount of $9,935,000, from
                           Oglethorpe to Columbia Bank for Cooperatives, dated as of April 29, 1983. (Filed as Exhibit
                           4.18.2 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)

*4.14.3            --      Security Deed and Security Agreement, dated April 29, 1983, between Oglethorpe and Columbia Bank for Cooperatives. (Filed as Exhibit 4.18.3 to the Registrant's Form S-1 Registration Statement,
                           File No. 33-7591, filed on October 9, 1986.)

*4.15              --      Exchange and Registration Rights Agreement, dated December 17, 1997, by and among Oglethorpe, OPC
                           Scherer 1997 Funding Corporation A, and Goldman, Sachs & Co. as representative of the purchasers identified therein. (Filed as Exhibit 4.15 to the Registrant's Form S-4 Registration Statement,
                           File No. 333-42759.)


*10.1.1(a)         --      Participation Agreement No. 2 among Oglethorpe as Lessee, Wilmington Trust Company as Owner
                           Trustee, The First National Bank of Atlanta as Indenture Trustee, Columbia Bank for Cooperatives
                           as Loan Participant and Ford Motor Credit Company as Owner Participant, dated December 30, 1985, together with a Schedule identifying three other substantially identical Participation
                           Agreements. (Filed as Exhibit 10.1.1(b) to the Registrant's Form S-1 Registration Statement, File
                           No. 33-7591.)

*10.1.1(b)         --      Supplemental Participation Agreement No. 2. (Filed as Exhibit 10.1.1(a) to the Registrant's Form
                           S-1 Registration Statement, File No. 33-7591.)

*10.1.1(c)         --      Supplemental Participation Agreement No. 1, dated as of June 30, 1987, among Oglethorpe as
                           Lessee, IBM Credit Financing Corporation as Owner Participant, Wilmington Trust Company and The
                           Citizens and Southern National Bank as Owner Trustee, The First National Bank of Atlanta, as
                           Indenture Trustee, and Columbia Bank for Cooperatives, as Loan Participant. (Filed as Exhibit
                           10.1.1(c) to the Registrant's Form 10-K for the fiscal year ended December 31, 1987, File No.
                           33-7591.)

*10.1.1(d)         --      Second Supplemental Participation Agreement No. 2, dated as of December 17, 1997, among
                           Oglethorpe as Lessee, DFO Partnership, as assignee of Ford Motor Credit Company, as Owner
                           Participant, Wilmington Trust Company and NationsBank, N.A. as Owner Trustee, The Bank of New
                           York Trust Company of Florida, N.A. as Indenture Trustee, CoBank, ACB as Loan Participant, OPC
                           Scherer Funding Corporation, as Original Funding Corporation, OPC Scherer 1997 Funding
                           Corporation A, as Funding Corporation, and SunTrust Bank, Atlanta, as Original Collateral Trust
                           Trustee and Collateral Trust Trustee, with a Schedule identifying three substantially identical
                           Second Supplemental Participation Agreements and any material differences. (Filed as Exhibit
                           10.1.1(d) to Registrant's Form S-4 Registration Statement, File No. 333-4275.)

*10.1.2            --      General Warranty Deed and Bill of Sale No. 2 between Oglethorpe, Grant or, and Wilmington Trust
                           Company and William J. Wade, as Owner Trustees under Trust Agreement No. 2, dated December 30,
                           1985, with Ford Motor Credit Company, Grantee, together with a Schedule identifying three substantially identical General Warranty Deeds and Bills of Sale. (Filed as Exhibit 10.1.2 to the
                           Registrant's Form S-1 Registration Statement, File No. 33-7591.)

*10.1.3(a)         --      Supporting Assets Lease No. 2, dated December 30, 1985, between Oglethorpe, Lessor, and
                           Wilmington Trust Company and William J. Wade, as Owner Trustees, under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, Lessee, together with a Schedule identifying three substantially identical Supporting Assets Leases. (Filed as Exhibit 10.1.3 to
                           the Registrant's Form S-1 Registration Statement, File No. 33-7591.)

*10.1.3(b)         --      First Amendment to Supporting Assets Lease No. 2, dated as of November 19, 1987, together with a
                           Schedule identifying three substantially identical First Amendments to Supporting Assets Leases.
                           (Filed as Exhibit 10.1.3(a) to the Registrant's Form 10-K for the fiscal year ended December 31,
                           1987, File No. 33-7591.) 5


*10.1.4(a)         --      Supporting Assets Sublease No. 2, dated December 30, 1985, between Wilmington Trust Company and
                           William J. Wade, as Owner Trustees under Trust Agreement No. 2 dated December 30, 1985, with Ford
                           Motor Credit Company, Sublessor, and Oglethorpe, Sublessee, together with a Schedule identifying three substantially identical Supporting Assets Subleases. (Filed as Exhibit 10.1.4 to the
                           Registrant's Form S-1 Registration Statement, File No. 33-7591.)

*10.1.4(b)         --      First Amendment to Supporting Assets Sublease No. 2, dated as of November 19, 1987, together with a Schedule identifying three substantially identical First Amendments to Supporting Assets
                           Subleases. (Filed as Exhibit 10.1.4(a) to the Registrant's Form 10-K for the fiscal year ended
                           December 31, 1987, File No. 33-7591.)

*10.1.5(a)         --      Tax Indemnification Agreement No. 2, dated December 30, 1985, between Ford Motor Credit Company,
                           Owner Participant, and Oglethorpe, Lessee, together with a Schedule identifying three substantially identical Tax Indemnification Agreements. (Filed as Exhibit 10.1.5 to the
                           Registrant's Form S-1 Registration Statement, File No. 33-7591.)

*10.1.5(b)         --      Amendment No. 1 to the Tax Indemnification Agreement No. 2, dated December 17, 1997, between DFO
                           Partnership, as assignee of Ford Motor Credit Company, as Owner Participant, and Oglethorpe, as
                           Lessee, with a Schedule identifying three substantially identical Amendments No. 1 to the Tax
                           Indemnification Agreements and any material differences. (Filed as Exhibit 10.1.5(b) to the
                           Registrant's Form S-4 Registration Statement, File No. 333-42759.)

*10.1.6            --      Assignment of Interest in Ownership Agreement and Operating Agreement No. 2, dated December 30,
                           1985, between Oglethorpe, Assignor, and Wilmington Trust Company and William J. Wade, as Owner
                           Trustees under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company,
                           Assignee, together with Schedule identifying three substantially identical Assignments of
                           Interest in Ownership Agreement and Operating Agreement. (Filed as Exhibit 10.1.6 to the
                           Registrant's Form S-1 Registration Statement, File No. 33-7591.)

*10.1.7            --      Consent, Amendment and Assumption No. 2 dated December 30, 1985, among Georgia Power Company and
                           Oglethorpe and Municipal Electric Authority of Georgia and City of Dalton, Georgia and Gulf Power
                           Company and Wilmington Trust Company and William J. Wade, as Owner Trustees under Trust Agreement
                           No. 2, dated December 30, 1985, with Ford Motor Credit Company, together with a Schedule identifying three substantially identical Consents, Amendments and Assumptions. (Filed as Exhibit
                           10.1.9 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)

*10.1.7(a)         --      Amendment to Consent, Amendment and Assumption No. 2, dated as of August 16, 1993, among
                           Oglethorpe, Georgia Power Company, Municipal Electric Authority of Georgia, City of Dalton,
                           Georgia, Gulf Power Company, Jacksonville Electric Authority, Florida Power & Light Company and
                           Wilmington Trust Company and NationsBank of Georgia, N.A., as Owner Trustees under Trust
                           Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, together with a
                           Schedule identifying three substantially identical Amendments to Consents, Amendments and
                           Assumptions. (Filed as Exhibit 10.1.9(a) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1993, File No. 33-7591.)


*10.2.1            --      Section 168 Agreement and Election dated as of April 7, 1982, between Continental Telephone
                           Corporation and Oglethorpe. (Filed as Exhibit 10.2 to the Registrant's Form S-1 Registration
                           Statement, File No. 33-7591.)

*10.2.2            --      Section 168 Agreement and Election dated as of April 9, 1982, between National Service
                           Industries, Inc. and Oglethorpe. (Filed as Exhibit 10.3 to the Registrant's Form S-1 Registration
                           Statement, File No. 33-7591.)

*10.2.3            --      Section 168 Agreement and Election dated as of April 9, 1982, between Rollins, Inc. and
                           Oglethorpe. (Filed as Exhibit 10.4 to the Registrant's Form S-1 Registration Statement, File No.
                           33-7591.)

*10.2.4            --      Section 168 Agreement and Election dated as of December 13, 1982, between Selig Enterprises, Inc.
                           and Oglethorpe. (Filed as Exhibit 10.5 to the Registrant's Form S-1 Registration Statement, File
                           No. 33-7591.)

*10.3.1(a)         --      Plant Robert W. Scherer Units Numbers One and Two Purchase and Ownership Participation Agreement
                           among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of
                           Dalton, Georgia, dated as of May 15, 1980. (Filed as Exhibit 10.6.1 to the Registrant's Form S-1
                           Registration Statement, File No. 33-7591.)

*10.3.1(b)         --      Amendment to Plant Robert W. Scherer Units Numbers One and Two Purchase and Ownership
                           Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of
                           Georgia and City of Dalton, Georgia, dated as of December 30, 1985. (Filed as Exhibit 10.1.8 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)

*10.3.1(c)         --      Amendment Number Two to the Plant Robert W. Scherer Units Numbers One and Two Purchase and
                           Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric
                           Authority of Georgia and City of Dalton, Georgia, dated as of July 1, 1986. (Filed as Exhibit
                           10.6.1(a) to the Registrant's Form 10-K for the fiscal year ended December 31, 1987, File No.
                           33-7591.)

*10.3.1(d)         --      Amendment Number Three to the Plant Robert W. Scherer Units Numbers One and Two Purchase and
                           Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric
                           Authority of Georgia and City of Dalton, Georgia, dated as of August 1, 1988. (Filed as Exhibit
                           10.6.1(b) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1993, File
                           No. 33-7591.)

*10.3.1(e)         --      Amendment Number Four to the Plant Robert W. Scherer Units Number One and Two Purchase and
                           Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric
                           Authority of Georgia and City of Dalton, Georgia, dated as of December 31, 1990. (Filed as
                           Exhibit 10.6.1(c) to the Registrant's Form 10-Q for the quarterly period ended September 30,
                           1993, File No. 33-7591.)

*10.3.2(a)         --      Plant Robert W. Scherer Units Numbers One and Two Operating Agreement among Georgia Power
                           Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of May 15, 1980. (Filed as Exhibit 10.6.2 to the Registrant's Form S-1 Registration Statement,
                           File No. 33-7591.)


*10.3.2(b)         --      Amendment to Plant Robert W. Scherer Units Numbers One and Two Operating Agreement among Georgia
                           Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia,
                           dated as of December 30, 1985. (Filed as Exhibit 10.1.7 to the Registrant's Form S-1 Registration
                           Statement, File No. 33-7591.)

*10.3.2(c)         --      Amendment Number Two to the Plant Robert W. Scherer Units Numbers One and Two Operating Agreement
                           among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of
                           Dalton, Georgia, dated as of December 31, 1990. (Filed as Exhibit 10.6.2(a) to the Registrant's
                           Form 10-Q for the quarterly period ended September 30, 1993, File No. 33-7591.)

*10.3.3            --      Plant Scherer Managing Board Agreement among Georgia Power Company, Oglethorpe, Municipal
                           Electric Authority of Georgia, City of Dalton, Georgia, Gulf Power Company, Florida Power & Light
                           Company and Jacksonville Electric Authority, dated as of December 31, 1990. (Filed as Exhibit
                           10.6.3 to the Registrant's Form 10-Q for the quarterly period ended September 30, 1993, File No.
                           33-7591.)

*10.4.1(a)         --      Alvin W. Vogtle Nuclear Units Numbers One and Two Purchase and Ownership Participation Agreement
                           among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of
                           Dalton, Georgia, dated as of August 27, 1976. (Filed as Exhibit 10.7.1 to the Registrant's Form
                           S-1 Registration Statement, File No. 33-7591.)

*10.4.1(b)         --      Amendment Number One, dated January 18, 1977, to the Alvin W. Vogtle Nuclear Units Numbers One
                           and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe,
                           Municipal Electric Authority of Georgia and City of Dalton, Georgia. (Filed as Exhibit 10.7.3 to
                           the Registrant's Form 10-K for the fiscal year ended December 31, 1986, File No. 33-7591.)

*10.4.1(c)         --      Amendment Number Two, dated February 24, 1977, to the Alvin W. Vogtle Nuclear Units Numbers One
                           and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe,
                           Municipal Electric Authority of Georgia and City of Dalton, Georgia. (Filed as Exhibit 10.7.4 to
                           the Registrant's Form 10-K for the fiscal year ended December 31, 1986, File No. 33-7591.)

*10.4.2            --      Alvin W. Vogtle Nuclear Units Numbers One and Two Operating Agreement among Georgia Power
                           Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of August 27, 1976. (Filed as Exhibit 10.7.2 to the Registrant's Form S-1 Registration
                           Statement, File No. 33-7591.)

*10.5.1            --      Plant Hal Wansley Purchase and Ownership Participation Agreement between Georgia Power Company and Oglethorpe, dated as of March 26, 1976. (Filed as Exhibit 10.8.1 to the Registrant's Form S-1
                           Registration Statement, File No. 33-7591.)

*10.5.2(a)         --      Plant Hal Wansley Operating Agreement between Georgia Power Company and Oglethorpe, dated as of
                           March 26, 1976. (Filed as Exhibit 10.8.2 to the Registrant's Form S-1 Registration Statement,
                           File No. 33-7591.)


*10.5.2(b)         --      Amendment, dated as of January 15, 1995, to the Plant Hal Wansley Operating Agreements by and
                           among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of
                           Dalton, Georgia. (Filed as Exhibit 10.5.2(a) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1996, File No. 33-7591.)

*10.5.3            --      Plant Hal Wansley Combustion Turbine Agreement between Georgia Power Company and Oglethorpe, dated as of August 2, 1982 and Amendment No. 1, dated October 20, 1982. (Filed as Exhibit 10.18 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)

*10.6.1            --      Edwin I. Hatch Nuclear Plant Purchase and Ownership Participation Agreement between Georgia Power
                           Company and Oglethorpe, dated as of January 6, 1975. (Filed as Exhibit 10.9.1 to the Registrant's
                           Form S-1 Registration Statement, File No. 33-7591.)

*10.6.2            --      Edwin I. Hatch Nuclear Plant Operating Agreement between Georgia Power Company and Oglethorpe, dated as of January 6, 1975. (Filed as Exhibit 10.9.2 to the Registrant's Form S-1 Registration
                           Statement, File No. 33-7591.)

*10.7.1            --      Rocky Mountain Pumped Storage Hydroelectric Project Ownership Participation Agreement, dated as of November 18, 1988, by and between Oglethorpe and Georgia Power Company. (Filed as Exhibit
                           10.22.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1988, File No.
                           33-7591.)

*10.7.2            --      Rocky Mountain Pumped Storage Hydroelectric Project Operating Agreement, dated as of November 18,
                           1988, by and between Oglethorpe and Georgia Power Company. (Filed as Exhibit 10.22.2 to the
                           Registrant's Form 10-K for the fiscal year ended December 31, 1988, File No. 33-7591.)

*10.8.1            --      Amended and Restated Wholesale Power Contract, dated as of August 1, 1996, between Oglethorpe and
                           Altamaha Electric Membership Corporation and all schedules thereto, together with a Schedule identifying 37 other substantially identical Amended and Restated Wholesale Power Contracts, and
                           an additional Amended and Restated Wholesale Power Contract that is not substantially identical.
                           (Filed as Exhibit 10.8.1 to the Registrant's Form 10-K for the fiscal year ended December 31,
                           1996, File No. 33-7591.)

*10.8.2            --      Amended and Restated Supplemental Agreement, dated as of August 1, 1996, by and between
                           Oglethorpe, Altamaha Electric Membership Corporation and the United States of America, together with a Schedule identifying 38 other substantially identical Amended and Restated Supplemental
                           Agreements. (Filed as Exhibit 10.8.2 to the Registrant's Form 10-K for the fiscal year ended
                           December 31, 1996, File No. 33-7591.)

*10.8.3            --      Supplemental Agreement to the Amended and Restated Wholesale Power Contract, dated as of January
                           1, 1997, by and among Georgia Power Company, Oglethorpe and Altamaha Electric Membership
                           Corporation, together with a Schedule identifying 38 other substantially identical Supplemental
                           Agreements. (Filed as Exhibit 10.8.3 to the Registrant's Form 10-K for the fiscal year ended
                           December 31, 1996, File No. 33-7591.)


*10.8.4            --      Supplemental Agreement to the Amended and Restated Wholesale Power Contract, dated as of March 1,
                           1997, by and between Oglethorpe and Altamaha Electric Membership Corporation, together with a
                           Schedule identifying 36 other substantially identical Supplemental Agreements, and an additional
                           Supplemental Agreement that is not substantially identical. (Filed as Exhibit 10.8.4 to the
                           Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

*10.8.5            --      Supplemental Agreement to the Amended and Restated Wholesale Power Contract, dated as of March 1,
                           1997, by and between Oglethorpe and Coweta-Fayette Electric Membership Corporation, together with a Schedule identifying 1 other substantially identical Supplemental Agreement. (Filed as Exhibit
                           10.8.5 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No.
                           33-7591.)

*10.8.6            --      Supplemental Agreement to the Amended and Restated Wholesale Power Contract, dated as of May 1,
                           1997 by and between Oglethorpe and Altamaha Electric Membership Corporation, together with a
                           Schedule identifying 38 other substantially identical Supplemental Agreements. (Filed as Exhibit
                           10.8.6 to the Registrant's Form 10-Q for the quarterly period ended June 30, 1997, File No.
                           33-7591.)

*10.9(a)           --      Joint Committee Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority
                           of Georgia and the City of Dalton, Georgia, dated as of August 27, 1976. (Filed as Exhibit
                           10.14(b) to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)

*10.9(b)           --      First Amendment to Joint Committee Agreement among Georgia Power Company, Oglethorpe, Municipal
                           Electric Authority of Georgia and the City of Dalton, Georgia, dated as of June 19, 1978. (Filed as Exhibit 10.14(a) to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)

*10.10             --      Letter of Commitment (Firm Power Sale) Under Service Schedule J--Negotiated Interchange Service
                           between Alabama Electric Cooperative, Inc. and Oglethorpe, dated March 31, 1994. (Filed as
                           Exhibit 10.11(b) to the Registrant's Form 10-Q for the quarter ended June 30, 1994, File No.
                           33-7591.)

*10.11.1           --      Assignment of Power System Agreement and Settlement Agreement, dated January 8, 1975, by Georgia
                           Electric Membership Corporation to Oglethorpe. (Filed as Exhibit 10.20.1 to the Registrant's
                           Form S-1 Registration Statement, File No. 33-7591.)

*10.11.2           --      Power System Agreement, dated April 24, 1974, by and between Georgia Electric Membership Corporation and Georgia Power Company. (Filed as Exhibit 10.20.2 to the Registrant's Form S-1 Registration
                           Statement, File No. 33-7591.)

*10.11.3           --      Settlement Agreement, dated April 24, 1974, by and between Georgia Power Company, Georgia
                           Municipal Association, Inc., City of Dalton, Georgia Electric Membership Corporation and Crisp
                           County Power Commission. (Filed as Exhibit 10.20.3 to the Registrant's Form S-1 Registration
                           Statement, File No. 33-7591.)

*10.12             --      Long-Term Firm Power Purchase Agreement between Big Rivers Electric Corporation and Oglethorpe, dated as of December 17, 1990. (Filed as Exhibit 10.24.3 to the Registrant's Form 10-K for the
                           fiscal year ended December 31, 1990, File No. 33-7591.)


*10.13             --      Block Power Sale Agreement between Georgia Power Company and Oglethorpe, dated as of November 12,
                           1990. (Filed as Exhibit 10.25 to the Registrant's Form 8-K, filed January 4, 1991, File No.
                           33-7591.)

 10.14             --      Revised and Restated Coordination Services Agreement between and among Georgia Power Company,
                           Oglethorpe and Georgia System Operations Corporation, dated as of September 10, 1997.

*10.15             --      ITSA, Power Sale and Coordination Umbrella Agreement between Oglethorpe and Georgia Power
                           Company, dated as of November 12, 1990. (Filed as Exhibit 10.28 to the Registrant's Form 8-K,
                           filed January 4, 1991, File No. 33-7591.)

*10.16             --      Amended and Restated Nuclear Managing Board Agreement among Georgia Power Company, Oglethorpe
                           Power Corporation, Municipal Electric Authority of Georgia and City of Dalton, Georgia dated as of July 1, 1993. (Filed as Exhibit 10.36 to the Registrant's 10-Q for the quarterly period ended
                           September 30, 1993, File No. 33-7591.)

*10.17             --      Supplemental Agreement by and among Oglethorpe, Tri-County Electric Membership Cooperation and
                           Georgia Power Company, dated as of November 12, 1990, together with a Schedule identifying 38 other substantially identical Supplemental Agreements. (Filed as Exhibit 10.30 to the
                           Registrant's Form 8-K, filed January 4, 1991, File No. 33-7591.)

*10.18             --      Unit Capacity and Energy Purchase Agreement between Oglethorpe and Entergy Power Incorporated, dated as of October 11, 1990. (Filed as Exhibit 10.31 to the Registrant's Form 10-K for the
                           fiscal year ended December 31, 1990, File No. 33-7591.)

*10.19             --      Power Purchase Agreement between Oglethorpe and Hartwell Energy Limited Partnership, dated as of
                           June 12, 1992. (Filed as Exhibit 10.35 to the Registrant's Form 10-K for the fiscal year ended
                           December 31, 1992, File No. 33-7591).

*10.20(3)          --      Employment Agreement between Oglethorpe and T. D. Kilgore, dated as of December 20, 1995. (Filed as Exhibit 10.28 to the Registrant's Form 10-K for the fiscal year ended December 31, 1995, File
                           No. 33-7591.)

*10.21(2)          --      Power Purchase and Sale Agreement among LG&E Power Marketing Inc., LG&E Energy Corp. and
                           Oglethorpe, dated as of November 19, 1996. (Filed as Exhibit 10.30 to the Registrant's Form 10-K
                           for the fiscal year ended December 31, 1996, File No. 33-7591.)

*10.22(2)          --      Power Purchase and Sale Agreement among LG&E Power Marketing Inc., LG&E Power Inc. and
                           Oglethorpe, dated as of January 1, 1997. (Filed as Exhibit 10.31 to the Registrant's Form 10-K
                           for the fiscal year ended December 31, 1996, File No. 33-7591.)

*10.23.1           --      Participation Agreement (P1), dated as of December 30, 1996, among Oglethorpe, Rocky Mountain
                           Leasing Corporation, Fleet National Bank, as Owner Trustee, SunTrust Bank, Atlanta, as
                           Co-Trustee, the Owner Participant named therein and Utrecht-America Finance Co., as Lender, together with a Schedule identifying five other substantially identical Participation Agreements.
                           (Filed as Exhibit 10.32.1 to the Registrant's Form 10-K for the fiscal year ended December 31,
                           1996, File No. 33-7591.)


*10.23.2           --      Rocky Mountain Head Lease Agreement (P1), dated as of December 30, 1996, between Oglethorpe and
                           SunTrust Bank, Atlanta, as Co-Trustee, together with a Schedule identifying five other substantially identical Rocky Mountain Head Lease Agreements. (Filed as Exhibit 10.32.2 to the
                           Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

*10.23.3           --      Ground Lease Agreement (P1), dated as of December 30, 1996, between Oglethorpe and SunTrust Bank,
                           Atlanta, as Co-Trustee, together with a Schedule identifying five other substantially identical
                           Ground Lease Agreements. (Filed as Exhibit 10.32.3 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

*10.23.4           --      Rocky Mountain Agreements Assignment and Assumption Agreement (P1), dated as of December 30,
                           1996, between Oglethorpe and SunTrust Bank, Atlanta, as Co-Trustee, together with a Schedule identifying five other substantially identical Rocky Mountain Agreements Assignment and
                           Assumption Agreements. (Filed as Exhibit 10.32.4 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

*10.23.5           --      Facility Lease Agreement (P1), dated as of December 30, 1996, between SunTrust Bank, Atlanta, as
                           Co-Trustee and Rocky Mountain Leasing Corporation, together with a Schedule identifying five other substantially identical Facility Lease Agreements. (Filed as Exhibit 10.32.5 to the
                           Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

*10.23.6           --      Ground Sublease Agreement (P1), dated as of December 30, 1996, between SunTrust Bank, Atlanta, as
                           Co-Trustee and Rocky Mountain Leasing Corporation, together with a Schedule identifying five other substantially identical Ground Sublease Agreements. (Filed as Exhibit 10.32.6 to the
                           Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

*10.23.7           --      Rocky Mountain Agreements Re-assignment and Assumption Agreement (P1), dated as of December 30,
                           1996, between SunTrust Bank, Atlanta, as Co-Trustee and Rocky Mountain Leasing Corporation,
                           together with a Schedule identifying five other substantially identical Rocky Mountain Agreements
                           Re-assignment and Assumption Agreements. (Filed as Exhibit 10.32.7 to the Registrant's Form 10-K
                           for the fiscal year ended December 31, 1996, File No. 33-7591.)

*10.23.8           --      Facility Sublease Agreement (P1), dated as of December 30, 1996, between Oglethorpe and Rocky
                           Mountain Leasing Corporation, together with a Schedule identifying five other substantially identical Facility Sublease Agreements. (Filed as Exhibit 10.32.8 to the Registrant's Form 10-K
                           for the fiscal year ended December 31, 1996, File No. 33-7591.)

*10.23.9           --      Ground Sub-sublease Agreement (P1), dated as of December 30, 1996, between Rocky Mountain Leasing
                           Corporation and Oglethorpe, together with a Schedule identifying five other substantially identical Ground Sub-sublease Agreements. (Filed as Exhibit 10.32.9 to the Registrant's Form 10-K
                           for the fiscal year ended December 31, 1996, File No. 33-7591.)


*10.23.10          --      Rocky Mountain Agreements Second Re-assignment and Assumption Agreement (P1), dated as of
                           December 30, 1996, between Rocky Mountain Leasing Corporation and Oglethorpe, together with a
                           Schedule identifying five other substantially identical Rocky Mountain Agreements Second
                           Re-assignment and Assumption Agreements. (Filed as Exhibit 10.32.10 to the Registrant's Form 10-K
                           for the fiscal year ended December 31, 1996, File No. 33-7591.)

*10.23.11          --      Payment Undertaking Agreement (P1), dated as of December 30, 1996, between Rocky Mountain Leasing
                           Corporation and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., New York Branch, as the
                           Bank, together with a Schedule identifying five other substantially identical Payment Undertaking
                           Agreements. (Filed as Exhibit 10.32.11 to the Registrant's Form 10-K for the fiscal year ended
                           December 31, 1996, File No. 33-7591.)

*10.23.12          --      Payment Undertaking Pledge Agreement (P1), dated as of December 30, 1996, between Rocky Mountain
                           Leasing Corporation, Fleet National Bank, as Owner Trustee, and SunTrust Bank, Atlanta, as
                           Co-Trustee, together with a Schedule identifying five other substantially identical Payment
                           Undertaking Pledge Agreements. (Filed as Exhibit 10.32.12 to the Registrant's Form 10-K for the
                           fiscal year ended December 31, 1996, File No. 33-7591.)

*10.23.13          --      Equity Funding Agreement (P1), dated as of December 30, 1996, between Rocky Mountain Leasing
                           Corporation, AIG Match Funding Corp., the Owner Participant named therein, Fleet National Bank, as Owner Trustee, and SunTrust Bank, Atlanta, as Co-Trustee, together with a Schedule identifying five other substantially identical Equity Funding Agreements. (Filed as Exhibit 10.32.13 to the
                           Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

*10.23.14          --      Equity Funding Pledge Agreement (P1), dated as of December 30, 1996, between Rocky Mountain
                           Leasing Corporation and SunTrust Bank, Atlanta, as Co-Trustee, together with a Schedule identifying five other substantially identical Equity Funding Pledge Agreements. (Filed as
                           Exhibit 10.32.14 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File
                           No. 33-7591.)

*10.23.15          --      Deed to Secure Debt, Assignment of Surety Bond and Security Agreement (P1), dated as of December
                           30, 1996, between Rocky Mountain Leasing Corporation, SunTrust Bank, Atlanta, as Co-Trustee,
                           together with a Schedule identifying five other substantially identical Collateral Assignment,
                           Assignment of Surety Bond and Security Agreements. (Filed as Exhibit 10.32.15 to the Registrant's
                           Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

*10.23.16          --      Subordinated Deed to Secure Debt and Security Agreement (P1), dated as of December 30, 1996, among Oglethorpe, AMBAC Indemnity Corporation and SunTrust Bank, Atlanta, as Co-Trustee, together with a Schedule identifying five other substantially identical Subordinated Deed to Secure Debt and Security Agreements. (Filed as Exhibit 10.32.16 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

*10.23.17          --      Tax Indemnification Agreement (P1), dated as of December 30, 1996, between Oglethorpe and the
                           Owner Participant named therein, together with a Schedule identifying five other substantially identical Tax Indemnification Agreements. (Filed as Exhibit 10.32.17 to the Registrant's Form
                           10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)


*10.23.18          --      Consent No. 1, dated as of December 30, 1996, among Georgia Power Company, Oglethorpe, SunTrust
                           Bank, Atlanta, as Co-Trustee, and Fleet National Bank, as Owner Trustee, together with a Schedule identifying five other substantially identical Consents. (Filed as Exhibit 10.32.18 to the
                           Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

*10.23.19(a)       --      OPC Intercreditor and Security Agreement No. 1, dated as of December 30, 1996, among the United
                           State of America, acting through the Administrator of the Rural Utilities Service, SunTrust Bank,
                           Atlanta, Oglethorpe, Rocky Mountain Leasing Corporation, SunTrust Bank, Atlanta, as Co-Trustee,
                           Fleet National Bank, as Owner Trustee, Utrecht-America Finance Co., as Lender and AMBAC Indemnity
                           Corpoation, together with a Schedule identifying five other substantially identical Intercreditor and Security Agreements. (Filed as Exhibit 10.32.19 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

 10.23.19(b)       --      Supplement to OPC Intercreditor and Security Agreement No. 1, dated as of March 1, 1997, among the
                           United States of America, acting through the Administrator of the Rural Utilities Service, SunTrust
                           Bank, Atlanta, Oglethorpe, Rocky Mountain Leasing Corporation, SunTrust Bank, Atlanta, as Co-Trustee,
                           Fleet National Bank, as Owner Trustee, Utrecht-America Finance Co., as Lender and AMBAC Indemnity
                           Corporation, together with a Schedule identifying five other substantially identical Supplements to OPC
                           Intercreditor and Security Agreements. (Filed as Exhibit 10.32.19(b) to the Registrant's Form S-4
                           Registration Statement, File No. 333-42759.)

*10.24.1           --      Member Transmission Service Agreement, dated as of March 1, 1997, by and between Oglethorpe and
                           Georgia Transmission Corporation (An Electric Membership Corporation). (Filed as Exhibit 10.33.1
                           to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

*10.24.2           --      Generation Services Agreement, dated as of March 1, 1997, by and between Oglethorpe and Georgia
                           System Operations Corporation. (Filed as Exhibit 10.33.2 to the Registrant's Form 10-K for the
                           fiscal year ended December 31, 1996, File No. 33-7591.)

*10.24.3           --      Operation Services Agreement, dated as of March 1, 1997, by and between Oglethorpe and Georgia
                           System Operations Corporation. (Filed as Exhibit 10.33.3 to the Registrant's Form 10-K for the
                           fiscal year ended December 31, 1996, File No. 33-7591.)

*10.25(2)          --      Power Purchase and Sale Agreement between Morgan Stanley Capital Group Inc. and Oglethorpe, dated as of April 7, 1997. (Filed as Exhibit 10.34 to the Registrant's Form 10-Q for the quarterly period ended March 30, 1997, File No. 33-7591.)

21.1               --      Rocky Mountain Leasing Corporation, a Delaware corporation.

27.1               --      Financial Data Schedule (for SEC use only).

------------------------

(1) Pursuant to 17 C.F.R. 229.601(b)(4)(iii), this document(s) is not filed herewith; however the registrant hereby agrees that such document(s) will be provided to the Commission upon request.

(2) Certain portions of this document have been omitted as confidential and filed separately with the Commission.

(3) Indicates a management contract or compensatory arrangement required to be filed as an exhibit to this Report.