Form 10-Q
period 1998-03-31
OGLETHORPE POWER CORP
filed 1998-05-14
CIK 788816

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

(Mark One)

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                          OR

 / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________

                             COMMISSION FILE NO. 33-7591

                           --------------------------

                             OGLETHORPE POWER CORPORATION
                         (AN ELECTRIC MEMBERSHIP CORPORATION)
                (Exact name of registrant as specified in its charter)

               GEORGIA                                 58-1211925
    (State or other jurisdiction of                (I.R.S. employer
     incorporation or organization)              identification no.)

         POST OFFICE BOX 1349
       2100 EAST EXCHANGE PLACE
          TUCKER, GEORGIA                             30085-1349
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code  (770) 270-7600

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    YES  X    NO
                                                 ---      ---

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. THE REGISTRANT IS A MEMBERSHIP CORPORATION AND HAS NO AUTHORIZED OR OUTSTANDING EQUITY SECURITIES.

                             OGLETHORPE POWER CORPORATION

                       INDEX TO QUARTERLY REPORT ON FORM 10-Q
                        FOR THE QUARTER ENDED MARCH 31, 1998


                                                               PAGE NO.
                                                               --------
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

   Condensed Balance Sheets as of March 31, 1998 (Unaudited)
   and December 31, 1997                                          3

   Condensed Statements of Revenues and Expenses and
   Comprehensive Margin (Unaudited) for the Three Months
   Ended March 31, 1998 and 1997                                  5

   Condensed Statements of Cash Flows (Unaudited)
   for the Three Months Ended March 31, 1998 and 1997             6

   Notes to the Condensed Financial Statements                    7

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations          8

PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                      11

SIGNATURES                                                       13


PART I -  FINANCIAL INFORMATION
Item 1.  Financial Statements


Oglethorpe Power Corporation
Condensed Balance Sheets
March 31, 1998 and December 31, 1997
----------------------------------------------------------------------------
                                                      (dollars in thousands)

                                                     1998            1997
             Assets                               (Unaudited)
                                                  --------------------------
Electric plant, at original cost:
 In service                                       $  4,909,129  $  4,910,067
 Less: Accumulated provision for depreciation       (1,442,137)   (1,412,287)
                                                  ------------- ------------
                                                     3,466,992     3,497,780
 Nuclear fuel, at amortized cost                        87,879        90,423
 Construction work in progress                          13,968        13,578
                                                  ------------- ------------
                                                     3,568,839     3,601,781
                                                  ------------- ------------
Investments and funds:
 Decommissioning fund, at market                       114,081       105,817
 Deposit on Rocky Mountain transactions, at cost        53,056        52,176
 Bond, reserve and construction funds, at market        32,254        33,160
 Investment in associated organizations, at cost        15,709        15,940
 Other, at cost                                          4,645         4,641
                                                  ------------- ------------
                                                       219,745       211,734
                                                  ------------- ------------
Current assets:
 Cash and temporary cash investments, at cost           58,515        63,215
 Other short-term investments, at market                98,512        97,022
 Receivables                                            94,775       105,993
 Inventories, at average cost                           76,377        65,528
 Prepayments and other current assets                   11,698        12,530
                                                  ------------- ------------
                                                       339,877       344,288
                                                  ------------- ------------
Deferred charges:
 Premium and loss on reacquired debt, being
  amortized                                            194,974       196,583
 Deferred amortization of Scherer leasehold             97,088        96,303
 Deferred debt expense, being amortized                 16,362        15,345
 Other                                                  42,552        43,823
                                                  ------------- ------------
                                                       350,976       352,054
                                                  ------------- ------------
                                                  $  4,479,437  $  4,509,857
                                                  ------------- ------------
                                                  ------------- ------------

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Balance Sheets
March 31, 1998 and December 31, 1997
----------------------------------------------------------------------------
                                                      (dollars in thousands)

                                                      1998           1997
         Equity and Liabilities                    (Unaudited)
                                                   --------------------------
Capitalization:
 Patronage capital and membership fees
  (including unrealized(gain) loss of ($122)
  at March 31, 1998 and  $107 at December 31, 1997
  on available-for-sale securities)                $   338,364   $   330,509
 Long-term debt                                      3,225,356     3,258,046
 Obligations under capital leases                      287,078       288,638
 Obligation under Rocky Mountain transactions           53,056        52,176
                                                   ------------  ------------
                                                     3,903,854     3,929,369
                                                   ------------  ------------
Current liabilities:
 Long-term debt and capital leases due within
  one year                                              92,196        89,556
 Notes payable                                               -
 Accounts payable                                       33,403        51,103
 Accrued interest                                       14,332        12,961
 Accrued and withheld taxes                              5,308           517
 Other current liabilities                               6,137         8,428
                                                   ------------  ------------
                                                       151,376       162,565
                                                   ------------  ------------
Deferred credits and other liabilities:
 Gain on sale of plant, being amortized                 60,137        60,756
 Net benefit of Rocky Mountain transactions,
  being amortized                                       91,578        92,375
 Net benefit of sale of income tax benefits,
  being amortized                                       32,037        34,039
 Accumulated deferred income taxes                      63,117        63,117
 Decommissioning reserve                               151,222       142,354
 Other                                                  26,116        25,282
                                                   ------------  ------------
                                                       424,207       417,923
                                                   ------------  ------------
                                                   $ 4,479,437   $ 4,509,857
                                                   ------------  ------------
                                                   ------------  ------------



The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Revenues and Expenses and
Comprehensive Margin (Unaudited)
For the Three Months Ended March 31, 1998 and 1997
----------------------------------------------------------------------------
                                                      (dollars in thousands)


                                                      1998           1997
                                                     ---------------------
Operating revenues:
 Sales to Members                                    $  231,943  $  257,031
 Sales to non-Members                                     3,324      14,454
                                                     ----------- ----------
   Total operating revenues                             235,267     271,485
                                                     ----------- ----------
Operating expenses:
 Fuel                                                    39,867      44,889
 Production                                              46,932      48,853
 Purchased power                                         54,564      57,991
 Depreciation and amortization                           31,123      36,239
 Other operating expenses                                     -       5,695
                                                     ----------- ----------
  Total operating expenses                              172,486     193,667
                                                     ----------- ----------
Operating margin                                         62,781      77,818
                                                     ----------- ----------
Other income (expense):
 Interest income                                          7,840       7,434
 Amortization of net benefit of sale of
  income tax benefits                                     2,798       2,798
 Allowance for equity funds used during
  construction                                               22          84
 Other                                                      125       1,507
                                                     ----------- ----------
  Total other income                                     10,785      11,823
                                                     ----------- ----------
Interest charges:
 Interest on long-term-debt and other obligations        66,145      80,557
 Allowance for debt funds used during construction         (205)       (352)
                                                     ----------- ----------
  Net interest charges                                   65,940      80,205
                                                     ----------- ----------
Net margin                                                7,626       9,436
Net change in unrealized gain (loss) on available
 for sale securities                                        229        (947)
                                                     ----------- ----------
Comprehensive margin                                 $    7,855  $    8,489
                                                     ----------- ----------
                                                     ----------- ----------



The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 1998 and 1997
----------------------------------------------------------------------------
                                                      (dollars in thousands)


                                                      1998           1997
                                                     ---------------------
Cash flows from operating activities:
 Net margin                                          $    7,626  $    9,436
                                                     ----------- -----------
 Adjustments to reconcile net margin to net cash
  provided by operating activities:
   Depreciation and amortization                         43,554      56,911
   Net benefit of Rocky Mountain transactions                 -      24,859
   Deferred gain from Corporate Restructuring                 -       4,757
   Allowance for equity funds used during construction      (22)        (84)
   Amortization of deferred gains                          (619)       (585)
   Amortization of net benefit of sale of income
    tax benefits                                         (2,798)     (2,798)
   Deferred income taxes                                      -      (1,362)
   Other                                                  4,206       2,227

 Change in net current assets, excluding long-term
  debt due within one year, notes payable and deferred
  margins to be refunded within one year:
   Receivables                                           11,218      14,092
   Inventories                                          (10,849)     (1,530)
   Prepayments and other current assets                     831      (2,413)
   Accounts payable                                     (17,700)     (1,930)
   Accrued interest                                       1,371      (1,568)
   Accrued and withheld taxes                             4,791       4,042
   Other current liabilities                             (2,291)     (3,356)
                                                     ----------- -----------
    Total adjustments                                    31,692      91,262
                                                     ----------- -----------
   Net cash provided by operating activities             39,318     100,698
                                                     ----------- -----------
Cash flows from investing activities:
 Property additions                                      (8,085)    (24,962)
 Net proceeds from bond, reserve and construction
  funds                                                     938      21,793
 (Decrease) Increase in investment in associated
  organizations                                             231         (51)
 Increase in other short-term investments                (1,293)     (1,766)
 Increase in decommissioning fund                        (3,808)     (2,423)
 Net cash received in Corporate Restructuring                 -      20,175
 Other                                                        -      (4,168)
                                                     ----------- -----------
   Net cash (used in) provided by investing activities  (12,017)      8,598
                                                     ----------- -----------
Cash flows from financing activities:
 Debt proceeds, net                                      (2,198)    101,149
 Debt payments                                          (30,820)   (239,805)
 Retirement of patronage capital                              -     (48,863)
 Other                                                    1,017      (2,159)
                                                     ----------- -----------
   Net cash used in financing activities                (32,001)   (189,678)
                                                     ----------- -----------
Net decrease in cash and temporary cash
 investments                                             (4,700)    (80,382)
Cash and temporary cash investments at beginning
 of period                                               63,215     132,783
                                                     ----------- -----------
Cash and temporary cash investments at end
 of period                                           $   58,515  $   52,401
                                                     ----------- -----------
                                                    ----------- -----------
Cash paid for:
 Interest (net of amounts capitalized)               $   58,026  $   76,871
 Income taxes                                                 -       3,525



The accompanying notes are an integral part of these condensed financial statements.

                        OGLETHORPE POWER CORPORATION
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                          MARCH 31, 1998 AND 1997


(A) The condensed financial statements included herein have been prepared by Oglethorpe Power Corporation (Oglethorpe), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).
    In the opinion of management, the information furnished herein reflects all adjustments (which include only normal recurring adjustments) and estimates necessary to present fairly, in all material respects, the results for the periods ended March 31, 1998 and 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations, although Oglethorpe believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in Oglethorpe's latest Annual Report on Form 10-K, as filed with the SEC. Certain amounts for 1997 have been reclassified to conform with the current period presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 1998 and 1997

As reported in its Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Oglethorpe and its 39 retail electric distribution cooperative members (the Members) completed a corporate restructuring (the Corporate Restructuring) on March 11, 1997, in which Oglethorpe was divided into three specialized operating companies. Oglethorpe now operates the power supply business, Georgia Transmission Corporation (GTC) operates the transmission business and Georgia System Operations Corporation (GSOC) operates the system operations business.

The Condensed Statement of Revenues and Expenses for the three months ended March 31, 1998 reflects Oglethorpe's operations solely as a power supply company, whereas the Condensed Statement of Revenues and Expenses for the three months ended March 31, 1997 reflects Oglethorpe's operations as a combined power supply, transmission and system operations company. Although the Corporate Restructuring was completed on March 11, 1997, pursuant to the restructuring agreement among Oglethorpe, GTC and GSOC, all transmission-related and systems operations-related revenues were assigned to Oglethorpe, and all transmission-related and systems operations-related costs were paid or reimbursed by Oglethorpe during the period March 11, 1997 through March 31, 1997. Decreases in operating revenues, depreciation and amortization, other operating expenses, operating margin, net interest charges and net margin from 1997 to 1998 are primarily attributable to the Corporate Restructuring.

See Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 for a pro forma presentation of the Statement of Revenues and Expenses for the year ended December 31, 1997, reflecting the exclusion of the transmission and system operations businesses, as though the Corporate Restructuring had occurred at the beginning of 1997 (Note 11 of Notes to Financial Statements).

OPERATING REVENUES

Revenues from sales to Members for the three months ended March 31, 1998 were 9.8% lower compared to the same period of 1997. Revenues from Members were lower primarily due to the removal of capacity revenues relating to the transmission business. Although Megawatt-hour (MWh) sales to Members increased 7.5%, energy revenues from Members increased only 5.3%. Consequently, Oglethorpe's average energy revenue per MWh from sales to Members for the three-month period was 2.1% lower in 1998 compared to 1997. This decrease resulted from lower average fuel cost and lower average purchased power cost discussed below under "Operating Expenses".

Sales to non-Members were primarily from energy sales to other utilities and power marketers, and pursuant to contractual arrangements with Georgia Power Company (GPC). The following table summarizes the amounts of non-Member revenues from these sources for the three months ended March 31, 1998 and 1997:

                                           Three Months
                                          Ended March 31,
                                        -------------------
                                          1998      1997
                                        ---------  --------
                                      (dollars in thousands)
Sales to other utilities                $ 2,225   $  4,263
Sales to power marketers                  1,099        432
GPC - Power supply arrangements               0      7,579
ITS transmission agreements                   0      2,180
                                        --------  --------
 Total                                  $ 3,324   $ 14,454
                                        --------  --------
                                        --------  --------


Sales to other utilities represent sales made directly by Oglethorpe. Oglethorpe sells for its own account any energy in excess of the portion of its resources dedicated to Morgan Stanley Capital Group Inc. (Morgan Stanley) that is not scheduled by Morgan Stanley pursuant to its power marketer arrangement.

Under the LG&E Energy Marketing Inc. (LEM) and Morgan Stanley power marketer arrangements, sales to the power marketers represented the net energy transmitted on behalf of LEM and Morgan Stanley off-system on a daily basis from Oglethorpe's total resources. Such energy was sold to LEM and Morgan Stanley at Oglethorpe's cost, with certain limited adjustments set forth in the arrangements. The volume of sales to power marketers depends primarily on the power marketers' decisions for servicing their load requirements.

The revenues from power supply arrangements with GPC were derived in 1997 from energy sales arising from dispatch situations whereby GPC caused Plant Wansley to be operated when Oglethorpe's system did not require all of its contractual entitlement to the generation. These revenues compensated Oglethorpe for its costs because, under the operating agreement (before it was amended), Oglethorpe was responsible for its share of fuel costs any time a unit operated. With the commencement of the separate dispatch of Plant Wansley as of May 1, 1997, this type of sale to GPC ended.

Another source of non-Member revenues was payments received from GPC for use of the Integrated Transmission System (ITS) and related transmission interfaces. GPC compensated Oglethorpe to the extent that Oglethorpe's percentage of investment in the ITS exceeded its percentage use of the system. In such case, Oglethorpe was entitled to income as compensation for the use of its investment by the other ITS participants. As a result of the Corporate Restructuring, all of the revenues in this category have been GTC's revenues since April 1, 1997.

OPERATING EXPENSES

Operating expenses were 10.9% lower in the three months ended March 31, 1998 compared to the same period of 1997. Operating expenses were lower due to the elimination of depreciation and amortization and other operating expenses relating to the transmission business assumed by GTC in connection with the Corporate Restructuring. However, the decreases in fuel expense and in purchased power expense did not result from the Corporate Restructuring. Fuel costs decreased 11.2% in the three months ended March 31, 1998 from the same period of the prior year, while total MWhs of generation decreased only 2.8%. Such savings in average fuel cost resulted from the difference in the mix of generation, with a higher percentage of the generation from nuclear and less from fossil than the comparable period for 1997. The shift in the mix of generation resulted primarily from a decrease in fossil generation in 1998 resulting from maintenance outages at Plant Scherer Unit No. 2 and at Plant Wansley Unit No. 2.

Purchased power cost for the three months ended March 31, 1998 was 5.9% lower compared to the same period of 1997. A total of 8.6% more MWhs were purchased in 1998 compared to 1997. Consequently, the average cost of purchased power per MWh has decreased by 13.4%. The savings were primarily as a result of the elimination, effective September 1, 1997, of another 250-megawatt component block under the Block Power Sale Agreement between Oglethorpe and GPC.

Other operating expenses for 1997 reflect expenses for the power delivery portion of the business which was subsequently transferred to GTC in connection with the Corporate Restructuring.

OTHER INCOME

Other income for the three months ended March 31, 1998 decreased compared to the same period of 1997. For 1997, the caption "Other" reflected a margin of approximately $720,000 related to Oglethorpe's marketing support services which was subsequently transferred to EnerVision. In 1998, EnerVision's margin was approximately $100,000. See Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 for further discussion of EnerVision.

INTEREST CHARGES

Net interest charges for the three months ended March 31, 1998 decreased compared to the same period of 1997 primarily due to the debt assumed by GTC in connection with the Corporate Restructuring.

NET MARGIN AND COMPREHENSIVE MARGIN

Oglethorpe's net margin for the three months ended March 31, 1998 was $7.6 million compared to $9.4 million for the same period of 1997. Since Oglethorpe's margin requirement is based on a ratio applied to interest charges, the reduction in interest charges resulting from the Corporate Restructuring also reduced Oglethorpe's margin requirement.

Comprehensive margin is now reported on the Condensed Statement of Revenues and Expenses, consistent with Statement No. 130, "Reporting Comprehensive Income", issued by the Financial

Accounting Standards Board. This Statement requires the reporting of all components of changes in equity on the Statement of Revenues and Expenses. For Oglethorpe, the only additional item being reported is the net change in unrealized gains (losses) on investments in available-for-sale securities.


FINANCIAL CONDITION

Total assets and total equity plus liabilities as of March 31, 1998 were $4.5 billion which was $30 million less than the total at December 31, 1997 due primarily to depreciation of plant.

ASSETS

Property additions for the three months ended March 31, 1998 totaled $8.1 million primarily for purchases of nuclear fuel and for additions, replacements and improvements to existing generation facilities.

The increase in the decommissioning investment fund and the decommissioning reserve resulted from earnings of the fund. An amount equal to the earnings of the fund was accrued as an increase to the decommissioning reserve.

The decrease in receivables resulted from the normal seasonable variations in the receivable balance from the Members at year-end 1997 compared to the balance at March 31, 1998.

Inventories increased primarily as a result of the coal inventories for Plants Scherer and Wansley returning to more normal levels at March 31, 1998 from lower 1997 year-end levels caused by problems associated with rail transportation.

EQUITY AND LIABILITIES

Accounts payable decreased due to normal variations in the timing of payables activity.

Accrued and withheld taxes increased as a result of the normal monthly accruals of property taxes, which are generally paid in the fourth quarter of the year.

The decrease in other current liabilities primarily resulted from $3.0 million lower negative cash at March 31, 1998 than compared to negative cash at 1997 year-end.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS



 NUMBER        DESCRIPTION
---------      ------------
10.1.3(c)      Second Amendment to Supporting Assets Lease No. 2, dated as of
               October 3, 1989, together with a Schedule identifying three substantially identical Second Amendments to Supporting Assets
               Leases.

10.1.4(c)      Second Amendment to Supporting Assets Sublease No. 2, dated as of
               October 3, 1989, together with a Schedule identifying three substantially identical Second Amendments to Supporting Assets
               Subleases.

27.1           Financial Data Schedule (for SEC use only).


     (b) REPORTS ON FORM 8-K

No reports on Form 8-K were filed by Oglethorpe for the quarter ended March 31, 1998.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             Oglethorpe Power Corporation
                            (An Electric Membership Corporation)


Date: May 14, 1998        By: /S/ T. D. KILGORE
                             -------------------------------------
                             T. D. Kilgore
                             President and Chief Executive Officer
                            (Principal Executive Officer)


Date: May 14, 1998           /S/ MAC F. OGLESBY
                             -------------------------------------
                             Mac F. Oglesby
                             Treasurer and Director
                            (Principal Financial Officer)

Date: May 14, 1998           /S/ THOMAS A. SMITH
                             -------------------------------------
                             Thomas A. Smith
                             Senior Financial Officer
                            (Principal Financial Officer)

Date: May 14, 1998           /S/ ROBERT D. STEELE
                             -------------------------------------
                             Robert D. Steele
                             Controller
                            (Chief Accounting Officer)