Form 10-Q
period 1998-06-30
OGLETHORPE POWER CORP
filed 1998-08-14
CIK 788816

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                           ---------------------------


                                    FORM 10-Q

(Mark One)

         [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

                          OGLETHORPE POWER CORPORATION

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1998


                                                                        PAGE NO.
                                                                        --------

PART I - FINANCIAL INFORMATION

        Item 1.  Financial Statements

                 Condensed Balance Sheets as of June 30, 1998 (Unaudited)
                 and December 31, 1997                                                             3

                 Condensed Statements of Revenues and Expenses and
                 Comprehensive Margin (Unaudited) for the Three Months
                 and Six Months Ended June 30, 1998 and 1997                                       5

                 Condensed Statements of Cash Flows (Unaudited)
                 for the Six Months Ended June 30, 1998 and 1997                                   6

                 Notes to the Condensed Financial Statements                                       7

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                                     8


PART II - OTHER INFORMATION

        Item 5.  Other Information                                                                 15

        Item 6.  Exhibits and Reports on Form 8-K                                                  15


SIGNATURES                                                                                         16

PART I -  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS



OGLETHORPE POWER CORPORATION
CONDENSED BALANCE SHEETS
JUNE 30 , 1998 AND DECEMBER 31, 1997
--------------------------------------------------------------------------------

                                                                            (dollars in thousands)

                                                                          1998                   1997
                                    ASSETS                           (Unaudited)

ELECTRIC PLANT, AT ORIGINAL COST:
  In service                                                         $4,901,207              $4,910,067
  Less:  Accumulated provision for depreciation                      (1,466,079)             (1,412,287)
                                                                     ----------              ----------
                                                                      3,435,128               3,497,780

  Nuclear fuel, at amortized cost                                        85,400                  90,423
  Construction work in progress                                          15,425                  13,578
                                                                     ----------              ----------
                                                                      3,535,953               3,601,781
                                                                     ----------              ----------

INVESTMENTS AND FUNDS:
  Decommissioning fund, at market                                       116,877                 105,817
  Deposit on Rocky Mountain transactions, at cost                        53,936                  52,176
  Bond, reserve and construction funds, at market                        32,728                  33,160
  Investment in associated organizations, at cost                        15,668                  15,940
  Other, at cost                                                          4,645                   4,641
                                                                     ----------              ----------
                                                                        223,854                 211,734
                                                                     ----------              ----------

CURRENT ASSETS:
  Cash and temporary cash investments, at cost                           48,198                  63,215
  Other short-term investments, at market                               100,493                  97,022
  Receivables                                                           183,158                 105,993
  Inventories, at average cost                                           74,537                  65,528
  Prepayments and other current assets                                   14,725                  12,530
                                                                     ----------              ----------
                                                                        421,111                 344,288
                                                                     ----------              ----------

DEFERRED CHARGES:
  Premium and loss on reacquired debt, being amortized                  215,551                 196,583
  Deferred amortization of Scherer leasehold                             97,872                  96,303
  Deferred debt expense, being amortized                                 16,935                  15,345
  Other                                                                  40,535                  43,823
                                                                     ----------              ----------
                                                                        370,893                 352,054
                                                                     ----------              ----------
                                                                     $4,551,811              $4,509,857
                                                                     ----------              ----------
                                                                     ----------              ----------



The accompanying notes are an integral part of these condensed financial statements.

OGLETHORPE POWER CORPORATION
CONDENSED BALANCE SHEETS
JUNE 30, 1998 AND DECEMBER 31, 1997
--------------------------------------------------------------------------------

                                                                            (dollars in thousands)

                                                                          1998                   1997
               EQUITY AND LIABILITIES                                 (Unaudited)

CAPITALIZATION:
  Patronage capital and membership fees (including unrealized gain (loss) of $489 at June 30, 1998 and ($107) at
    December 31, 1997 on available-for-sale securities)              $  340,322              $  330,509
  Long-term debt                                                      3,203,490               3,258,046
  Obligation under capital leases                                       285,518                 288,638
  Obligation under Rocky Mountain transactions                           53,936                  52,176
                                                                    ----------               ----------
                                                                      3,883,266               3,929,369
                                                                    ----------               ----------

CURRENT LIABILITIES:
  Long-term debt and capital leases due within one year                 93,706                   89,556
  Accounts payable                                                     124,883                   51,103
  Accrued interest                                                       9,785                   12,961
  Accrued and withheld taxes                                            11,199                      517
  Other current liabilities                                              3,935                    8,428
                                                                    ----------               ----------
                                                                       243,508                  162,565
                                                                    ----------               ----------

DEFERRED CREDITS AND OTHER LIABILITIES:
  Gain on sale of plant, being amortized                                59,519                   60,756
  Net benefit of Rocky Mountain transactions, being amortized           90,782                   92,375
  Net benefit of sale of income tax benefits, being amortized           30,035                   34,039
  Accumulated deferred income taxes                                     63,117                   63,117
  Decommissioning reserve                                              154,745                  142,354
  Other                                                                 26,839                   25,282
                                                                    ----------               ----------
                                                                       425,037                  417,923
                                                                    ----------               ----------
                                                                    $4,551,811               $4,509,857
                                                                    ----------               ----------
                                                                    ----------               ----------




The accompanying notes are an integral part of these condensed financial statements.
                                       4

OGLETHORPE POWER CORPORATION
CONDENSED STATEMENTS OF REVENUES AND EXPENSES AND COMPREHENSIVE MARGIN (UNAUDITED) FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
--------------------------------------------------------------------------------


                                                                             (dollars in thousands)

                                                            Three Months Ended June 30,      Six Months Ended June 30,
                                                               1998            1997            1998           1997

OPERATING REVENUES:
   Sales to Members                                          $297,014        $230,180        $528,957        $487,211
   Sales to non-Members                                        19,713          12,696          23,037          27,150
                                                             --------        --------        --------        --------
     Total operating revenues                                 316,727         242,876         551,994         514,361
                                                             --------        --------        --------        --------
OPERATING EXPENSES:
  Fuel                                                         48,978          46,704          88,845          91,593
  Production                                                   48,486          42,195          95,417          91,049
  Purchased power                                             130,141          62,321         184,705         120,311
  Depreciation and amortization                                31,077          30,142          62,199          66,381
  Other operating expenses                                       -                 91             -             5,786
                                                             --------        --------        --------        --------
     TOTAL OPERATING EXPENSES                                 258,682         181,453         431,166         375,120
                                                             --------        --------        --------        --------
OPERATING MARGIN                                               58,045          61,423         120,828         139,241
                                                             --------        --------        --------        --------
OTHER INCOME (EXPENSE):
  Interest income                                               8,273           6,320          16,113          13,754
  Amortization of net benefit of sale of income tax benefits    2,799           2,799           5,596           5,596
  Allowance for equity funds used during construction               9             (35)             31              49
  Other                                                           788           2,061             913           3,568
                                                             --------        --------        --------        --------
     TOTAL OTHER INCOME                                        11,869          11,145          22,653          22,967
                                                             --------        --------        --------        --------
INTEREST CHARGES:
  Interest on long-term-debt and other obligations             68,397          67,251         134,541         147,807
  Allowance for debt funds used during construction               (73)           (193)           (278)           (545)
                                                             --------        --------        --------        --------
     NET INTEREST CHARGES                                      68,324          67,058         134,263         147,262
                                                             --------        --------        --------        --------
NET MARGIN                                                      1,590           5,510           9,218          14,946
Net change in unrealized gain (loss) on available-for sale
  securities                                                      367             489             596            (458)
                                                             --------        --------        --------        --------
COMPREHENSIVE MARGIN                                           $1,957          $5,999          $9,814         $14,488
                                                             --------        --------        --------        --------
                                                             --------        --------        --------        --------



The accompanying notes are an integral part of these condensed financial statements.

OGLETHORPE POWER CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                              (dollars in thousands)

                                                                          1998                     1997

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net margin                                                       $     9,218              $   14,946
                                                                    ------------             ----------
   ADJUSTMENTS TO RECONCILE NET MARGIN TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES:
        Depreciation and amortization                                    88,771                  99,558
        Net benefit of Rocky Mountain transactions                          -                    23,266
        Deferred gain from Corporate Restructuring                          -                     4,670
        Allowance for equity funds used during construction                (31)                     (49)
        Amortization of deferred gains                                  (1,237)                  (1,204)
        Amortization of net benefit of sale of income tax benefits      (5,596)                  (5,596)
        Deferred income taxes                                               -                    (1,660)
        Other                                                             8,501                   1,307

   CHANGE IN NET CURRENT ASSETS, EXCLUDING LONG-TERM DEBT
        DUE WITHIN ONE YEAR, NOTES PAYABLE AND DEFERRED MARGINS
        TO BE REFUNDED WITHIN ONE YEAR:
        Receivables                                                     (77,165)                 (6,815)
        Inventories                                                      (9,009)                 (5,063)
        Prepayments and other current assets                             (2,195                   2,062
        Accounts payable                                                 73,780                   7,495
        Accrued interest                                                 (3,176)                 (7,816)
        Accrued and withheld taxes                                       10,682                   9,220
        Other current liabilities                                        (4,493)                  2,869
                                                                    ------------             ----------
          TOTAL ADJUSTMENTS                                              78,832                 122,244
                                                                    ------------             ----------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                         88,050                 137,190
                                                                    ------------             ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Property additions                                                 (15,786)                (39,386)
     Net proceeds from bond, reserve and construction funds                 572                  21,378
     Decrease (increase) in investment in associated organizations          272                     (16)
     Increase in other short-term investments                            (3,015)                 (2,395)
     Increase in decommissioning fund                                    (7,631)                 (4,521)
     Net cash received in Corporate Restructuring                           -                    20,175
     Other                                                                  -                     3,320
                                                                    ------------             ----------
       NET CASH USED IN INVESTING ACTIVITIES                            (25,588)                 (1,445)
                                                                    ------------             ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Debt proceeds, net                                                 (27,491)                111,306
     Debt payments                                                      (51,224)               (286,397)
     Retirement of patronage capital                                        -                   (48,863)
     Other                                                                1,236                  (3,042)
                                                                    ------------             ----------
       NET CASH USED IN FINANCING ACTIVITIES                            (77,479)               (226,996)
                                                                    ------------             ----------
NET DECREASE IN CASH AND TEMPORARY CASH INVESTMENTS                     (15,017)                (91,251)
CASH AND TEMPORARY CASH INVESTMENTS AT BEGINNING OF PERIOD               63,215                 132,783
                                                                    ------------             ----------
CASH AND TEMPORARY CASH INVESTMENTS AT END OF PERIOD                $    48,198              $   41,532
                                                                    ------------             ----------
                                                                    ------------             ----------
CASH PAID FOR:
     Interest (net of amounts capitalized)                          $   123,020              $  145,392
     Income taxes                                                           -                       830


The accompanying notes are an integral part of these condensed financial statements.

                          OGLETHORPE POWER CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997


(A) The condensed financial statements included herein have been prepared by Oglethorpe Power Corporation (Oglethorpe), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the information furnished herein reflects all adjustments (which include only normal recurring adjustments) and estimates necessary to present fairly, in all material respects, the results for the periods ended June 30, 1998 and 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations, although Oglethorpe believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in Oglethorpe's latest Annual Report on Form 10-K, as filed with the SEC. Certain amounts for 1997 have been reclassified to conform with the current period presentation.

(B) In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." The standard requires that all derivative instruments be recognized as assets or liabilities and be measured at fair value. Oglethorpe is required to adopt SFAS No. 133 by January 1, 2000. Oglethorpe is currently assessing the impact that adoption of SFAS No. 133 will have on results of operations and financial condition and is undecided as to the date the standard will be adopted.

(C) As discussed in Notes 1 and 2 of Notes to Financial Statements included in Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Oglethorpe entered into long-term lease transactions for its 74.6% undivided ownership interest in the Rocky Mountain Pumped Storage Hydroelectric Project (Rocky Mountain). Under the terms of these transactions, Oglethorpe leased the facility to three institutional investors for the useful life of the facility, who in turn leased it back to Oglethorpe for a term of 30 years, through a wholly owned subsidiary of Oglethorpe, Rocky Mountain Leasing Corporation. The assets of Rocky Mountain Leasing Corporation are not available to pay creditors of Oglethorpe or its affiliates.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

LEM POWER MARKETER ARRANGEMENTS

As reported in Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Oglethorpe entered into long-term power marketer arrangements effective January 1, 1997 for approximately 50% of the load requirements of its 39 retail electric distribution cooperative members (the Members) with LG&E Energy Marketing Inc. (LEM), an indirect, wholly owned subsidiary of LG&E Power Inc., a Delaware corporation (LPI), and of LG&E Energy Corp. (LG&E), which is a diversified energy services company headquartered in Louisville, Kentucky. LG&E recently announced that it is discontinuing its merchant energy trading and sales business and associated gas gathering and processing business and, as a result, recorded an after-tax loss on discontinued operations of $225 million in the second quarter of 1998. LG&E stated that the loss on discontinued operations results primarily from several fixed-price energy marketing agreements, including the agreements between LEM and Oglethorpe.

Oglethorpe has two agreements with LEM. One involves the load requirements of 37 of the 39 Members and has a term extending through 2011, with Oglethorpe and LEM having the right to terminate the agreement beginning in 2002 and 2005, respectively. The other agreement involves the load requirements of the other two Members and has a term extending through 1999. Under the agreements, LEM is obligated to deliver, and Oglethorpe is obligated to take, approximately 50% of the load requirements of the participating Members. LEM has access to 50% of the output of Oglethorpe's existing generating facilities and power purchase arrangements for its use.

At the request of LEM, the parties are in negotiations regarding the future of these arrangements. LEM also has raised a dispute relating to load projections provided by Oglethorpe to LEM in connection with the execution of the agreements. Oglethorpe continues to receive power under the LEM agreements and believes the agreements are enforceable against LEM and LG&E (with respect to the agreement relating to the 37 Members) and LPI (with respect to the agreement relating to the other two Members). Ultimately, LEM could pay Oglethorpe an amount to terminate the agreements or assign the agreements to another entity with the approval of Oglethorpe and the Rural Utilities Service. Oglethorpe believes that LEM, LG&E and LPI have the ability, financial and otherwise, to perform their obligations under these agreements.

The current uncertainty relating to the LEM arrangements does not adversely affect Oglethorpe's ability to meet its Members' load requirements but could, in the future, affect the sources and prices for such power. If LEM, LG&E and LPI cease to perform their obligations under the LEM agreements or the LEM agreements are terminated, Oglethorpe expects to be able to serve its Members' needs through its existing owned and purchased capacity, supplemented by additional capacity either purchased in the wholesale market or constructed or otherwise acquired. The absence of the LEM agreements would however eliminate a source of power at contractually fixed prices and thus would introduce additional uncertainty regarding future power costs and Member rates. Oglethorpe's management does not expect the ultimate resolution of the LEM arrangements will have a material adverse effect on its financial condition or results of operations.

PEAKING POWER RESOURCES

Although the existing long-term power marketer arrangements with LEM and Morgan Stanley Capital Group (Morgan Stanley) were designed to provide a substantial portion of the Members' load requirements during their contract terms, Oglethorpe has forecasted that peak requirements for the Members would exceed purchases under these arrangements over the next several years and has issued a request for proposals for an aggregate of 100 MW to 1,100 MW to supply these additional requirements. This action was previously reported in Oglethorpe's 1997 Annual Report of Form 10-K. Oglethorpe entered into short-term contracts for the summer of 1998 and also has and is purchasing additional power on the open market for this period. As widely reported, peak demand and prices for power in the open market have recently hit unprecedented highs. Oglethorpe has made and is making power purchases in the open market which have significantly increased its purchased power costs, as discussed below. Oglethorpe is continuing to evaluate alternatives for meeting its peak requirements. It expects to sign additional contracts for peaking power and may also construct or otherwise acquire additional capacity.


RESULTS OF OPERATIONS

For the Three Months and Six Months Ended June 30, 1998 and 1997

As reported in its 1997 Annual Report on Form 10-K, Oglethorpe and the Members completed a corporate restructuring (the Corporate Restructuring) on March 11, 1997, in which Oglethorpe was divided into three specialized operating companies. Oglethorpe now operates the power supply business, Georgia Transmission Corporation (GTC) operates the transmission business and Georgia System Operations Corporation (GSOC) operates the system operations business.

The Condensed Statement of Revenues and Expenses for the three months and six months ended June 30, 1998 reflects Oglethorpe's operations solely as a power supply company, whereas the Condensed Statement of Revenues and Expenses for the six months ended June 30, 1997 reflects Oglethorpe's operations as a combined power supply, transmission and system operations company through March 31, 1997, and operations solely as a power supply company thereafter. Although the Corporate Restructuring was completed on March 11, 1997, pursuant to the restructuring agreement among Oglethorpe, GTC and GSOC, all transmission-related and systems operations-related revenues were assigned to Oglethorpe, and all transmission-related and systems operations-related costs were paid or reimbursed by Oglethorpe during the period March 11, 1997 through March 31, 1997. Decreases in depreciation and amortization, other operating expenses, operating margin, net interest charges and net margin from 1997 to 1998 are primarily attributable to the Corporate Restructuring.

See Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 for a pro forma presentation of the Statement of Revenues and Expenses for the year ended December 31, 1997, reflecting the exclusion of the transmission and system operations businesses, as though the Corporate Restructuring had occurred at the beginning of 1997 (Note 11 of Notes to Financial Statements).

OPERATING REVENUES

Revenues from sales to Members for the three months and six months ended June 30, 1998 were 29.0%
and 8.6% higher compared to the same periods of 1997. While capacity revenues from Members for the six months ended June 30, 1998 compared to the same period of 1997 were reduced due to the removal of capacity revenues relating to the transmission business, this effect was more than offset by a significant increase in energy revenues from sales to Members. Such energy revenues were 93.5% higher for the three months ended June 30, 1998 compared to the same period of 1997 and 49.6% higher for the six-month period compared to 1997. Megawatt-hour (MWh) sales to the Members were 28.5% and 18.0% higher in the current three-month and six-month periods compared to the same periods of 1997 due to unusually hot weather in late May and June 1998. Consequently, Oglethorpe's average energy revenue per MWh from sales to Members for the three-month and six-month periods were 50.5% and 26.7% higher in 1998 compared to 1997. This increase resulted primarily from higher purchased power costs as discussed below under "Operating Expenses".

Sales to non-Members were primarily from energy sales to other utilities and power marketers, and pursuant to contractual arrangements with Georgia Power Company (GPC). The following table summarizes the amounts of non-Member revenues from these sources for the three months and six months ended June 30, 1998 and 1997:



                                                              Three Months                       Six Months
                                                            Ended June 30,                     Ended June 30,

                                                          1998       1997                       1998       1997
                                                          ----       ----                       ----       ----

                                                                           (dollars in thousands)

Sales to other utilities                                  $11,189   $ 5,629                     $13,414   $ 9,663
Sales to power marketers                                    8,524     2,304                       9,623     2,736
GPC - Power supply arrangements                                 0     4,763                           0    12,565
ITS transmission agreements                                     0        0                        2,186         0
                                                          -------   -------                     -------   -------
     Total                                                $19,713   $12,696                     $23,037   $27,150
                                                          -------   -------                     -------   -------
                                                          -------   -------                     -------   -------



Sales to other utilities represent sales made directly by Oglethorpe. Oglethorpe sells for its own account any energy in excess of the portion of its resources dedicated to Morgan Stanley that is not scheduled by Morgan Stanley pursuant to its power marketer arrangement.

Under the LEM and Morgan Stanley power marketer arrangements, sales to the power marketers represented the net energy transmitted on behalf of LEM and Morgan Stanley off-system on a daily basis from Oglethorpe's total resources. Such energy was sold to LEM and Morgan Stanley at Oglethorpe's cost, with certain limited adjustments set forth in the arrangements. The volume of sales to power marketers depends primarily on the power marketers' decisions for servicing their load requirements.

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

OPERATING EXPENSES

Operating expenses were 42.6% and 14.9% higher in the three months and six months ended June 30, 1998 compared to the same periods of 1997. For the six months ended June 30, 1998 depreciation and amortization and other operating expenses were lower due to the elimination of these expenses relating to the transmission business assumed by GTC in connection with the Corporate Restructuring. However, the changes in fuel, production and purchased power expenses did not result from the Corporate Restructuring.

Purchased power costs for the three months and six months ended June 30, 1998 were 108.8% and 53.5% higher compared to the same periods of 1997. Purchased power capacity costs for the three months and six months ended June 30, 1998 were 10.4% and 10.6% lower than the same periods of 1997. This savings were primarily as a result of the elimination, effective September 1, 1997, of another 250-megawatt component block under the Block Power Sale Agreement between Oglethorpe and GPC. Purchased power energy costs for the three-month and six-month periods of 1998 were 275.1% and 143.0% higher compared to the same periods of 1997 primarily as a result of significant price increases experienced in the wholesale electricity markets combined with higher volume of purchased MWhs. A total of 111.6% and 60.3% more MWhs were purchased in three-month and six-month periods of 1998 compared to the same periods of 1997 due to unusually hot weather in late May and June 1998. The average cost of purchased power energy per MWh for the three-month and six-month periods were 77.2% and 51.6% higher in 1998 compared to 1997. The increased purchased MWhs utilized to serve Member load not contractually provided by the power marketers resulted in a significant increase in the average MWh cost of energy to the Members.

Other operating expenses for 1997 reflect expenses for the power delivery portion of the business which was subsequently transferred to GTC in connection with the Corporate Restructuring.

OTHER INCOME

Other income for the three months and six months ended June 30, 1998 varied slightly compared to the same periods of 1997. For the six months ended June 30, 1997, the caption "Other" reflected a margin of approximately $1.7 million related to Oglethorpe's marketing support services which was subsequently transferred to EnerVision. For the six months ended June 30, 1998, EnerVision's margin was approximately $93,000. See Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 for further discussion of EnerVision.

INTEREST CHARGES

Net interest charges for the six months ended June 30, 1998 decreased compared to the same period of 1997 primarily due to the debt assumed by GTC in connection with the Corporate Restructuring.

NET MARGIN AND COMPREHENSIVE MARGIN

Oglethorpe's net margin for the three months and six months ended June 30, 1998 was $1.6 million and $9.2 million, respectively, compared to $5.5 million and $14.9 million for the same periods of 1997. Since Oglethorpe's margin requirement is based on a ratio applied to interest charges, the reduction in interest charges resulting from the Corporate Restructuring also reduced Oglethorpe's margin requirement effective April 1, 1997. The net margin achieved for the six months ended June 30, 1998 is consistent with the 1998 margin requirement. As of June 30, 1997, Oglethorpe's year-to-date net margin was in excess of the Indenture requirements. Subsequently, the Oglethorpe Board of Directors reduced capacity charges to the Members for August 1997 by $4 million to return the excess.

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

FINANCIAL CONDITION

Total assets and total equity plus liabilities as of June 30, 1998 were $4.5 billion which was $42 million more than the total at December 31, 1997 due primarily to increase in receivables.

ASSETS

Property additions for the six months ended June 30, 1998 totaled $15.8 million primarily for purchases of nuclear fuel and for additions, replacements and improvements to existing generation facilities.

The increase in the decommissioning investment fund and the decommissioning reserve resulted from earnings of the fund. An amount equal to the earnings of the fund was accrued as an increase to the decommissioning reserve.

The decrease in cash resulted primarily from $23.1 million in premiums paid to the Federal Financing Bank (FFB) resulting from the refinancing of $430 million of debt.

The increase in receivables resulted from significantly higher energy costs billed to Members at June 30, 1998 compared to the receivable balance from the Members at December 31, 1997.

Inventories increased primarily as a result of the coal inventories for Plants Scherer and Wansley returning to more normal levels at June 30, 1998 compared to lower 1997 year-end levels caused by problems associated with rail transportation.

The increase in prepayments and other current assets is the result of $1.9 million in energy option contracts purchased for and being utilized to serve load during the summer of 1998.

The increase in premium and loss on reacquired debt resulted from the above-mentioned refinancing premiums paid to the FFB.

EQUITY AND LIABILITIES

Accounts payable increased due to the volume of purchased power activity in June 1998 compared to December 1997.

Accrued and withheld taxes increased as a result of the normal monthly accruals of property taxes, which are generally paid in the fourth quarter of the year.

The decrease in other current liabilities primarily resulted from $3.0 million improvement in negative book cash balances at June 30, 1998 compared to 1997 year-end.

MISCELLANEOUS

YEAR 2000 ISSUE

Oglethorpe is heavily dependent upon complex computer systems for all phases of operations. The Year 2000 issue, which is common to most corporations, concerns the ability of certain software and databases to properly recognize date sensitive information related to the Year 2000 and thereafter. Oglethorpe has implemented a detailed strategy to prevent any material disruption to operations and, to date, has examined most of its computer systems. In 1997 and 1998, resources were committed, testing was performed and corrective action was begun to modify the affected information systems. It is anticipated that Oglethorpe may spend up to approximately $1 million to upgrade those internal systems, including those relating to Rocky Mountain. To date, Oglethorpe has spent approximately $300,000 on this effort. Oglethorpe expects that by the year 2000 or before it will have modified its systems, to the extent it considers necessary, to process years that begin with "20".

GTC and GSOC have also implemented a detailed strategy to ensure Year 2000 compliance. Oglethorpe has recently initiated a program to determine the status of Year 2000 readiness of other third parties with whom Oglethorpe has material relationships. Oglethorpe has not initiated any program which directly addresses this issue with the 39 Members, although such effort is taking place through Georgia Electric Membership Corporation and Intellisource Services Solutions.

The Southern Company (Southern) is performing Year 2000 due diligence efforts on all generation plants which are operated by Southern's subsidiary, GPC. All of Oglethorpe's co-owned generating plants, except Rocky Mountain, are operated by GPC on behalf of itself as a co-owner and as agent for the other co-owners. Total costs related to Southern's project on behalf of the GPC operated plants are estimated to be approximately $33 million, of which approximately $4 million is expected to be billed to Oglethorpe based on its ownership share of the generation plants. To date, Oglethorpe has paid approximately $1 million for this project. Remaining costs will be expensed primarily in 1998 and 1999. Implementation is currently on schedule. Although the degree of success of this Year 2000 project on these generation plants cannot be determined at this time, GPC has stated that it believes there will be no significant effect on the plants' operations.

Although Oglethorpe expects that its systems will be in compliance by the year 2000, because of material relationships with third parties, it is too early to fully assess the impact the Year 2000 issue will have on its financial condition or results of operations.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

This Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding, among other things, (i) anticipated trends in Oglethorpe's business, (ii) Oglethorpe's future power supply resources and arrangements and (iii) other management issues such as the Year 2000 issue. These forward-looking statements are based largely on Oglethorpe's current expectations and are subject to a number of risks and uncertainties, certain of which are beyond Oglethorpe's control. For certain factors that could cause actual results to differ materially from those anticipated by these forward-looking statements, see Oglethorpe's 1997 Annual Report on Form 10-K in "CERTAIN FACTORS AFFECTING THE ELECTRIC UTILITY INDUSTRY" in Item 1 and "Competition" in Item 7. In light of these risks and uncertainties, there can be no assurance that events anticipated by the forward-looking statements contained in this Quarterly Report will in fact transpire.

PART II -   OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

Jack L. King, age 58, was named as President and Chief Executive Officer and a Director of Oglethorpe effective July 15, 1998. Mr. King replaces T. D. Kilgore who announced his resignation on June 29, 1998, to take a Senior Vice President position with Carolina Power and Light Company in Raleigh, North Carolina.

Mr. King has a total of 29 years of utility experience in all phases of utility operations. Until last year, he was President of the Control Systems Division of Scientific-Atlanta, Inc. From 1987 to 1994, Mr. King was employed by Entergy Corporation, as Executive Vice President-Operations and as President of Entergy Enterprises. From 1966 to 1987, he held several management positions with Arkansas Power & Light, including Executive Vice President and Chief Operating Officer. Mr. King's previous Board participation included GTC, Arkansas Power & Light, Mississippi Power & Light, Louisiana Power & Light, New Orleans Public Service Inc., Entergy Enterprises, System Fuels, Inc., First Pacific Networks, Entergy Systems and Services, Entergy Power, Inc., Entergy Argentina S. A., Entergy Power Development Corp. and Entergy S. A. Mr. King has a Bachelor of Science degree and Master of Science degree in Electrical Engineering from the University of Arkansas and has completed the Advanced Management Program at the Harvard Graduate School of Business.

Mr. King is also serving as President and Chief Executive Officer and a Director of both GTC and GSOC.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

            (a)   EXHIBITS

Number              Description
------              -----------

27.1                Financial Data Schedule (for SEC use only).



            (b)   REPORTS ON FORM 8-K

A report on Form 8-K regarding the resignation of T. D. Kilgore as President and Chief Executive Officer and Director of Oglethorpe was filed by Oglethorpe on June 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Oglethorpe Power Corporation
                                    (An Electric Membership Corporation)



Date:  August 14, 1998               By:   /s/ Jack L. King
                                           ------------------------------
                                               Jack L. King
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



Date:  August 14, 1998                     /s/ Mac F. Oglesby
                                           ------------------------------
                                               Mac F. Oglesby
                                          Treasurer and Director
                                          (Principal Financial Officer)



Date:  August 14, 1998                     /s/ Thomas A. Smith
                                           ------------------------------
                                               Thomas A. Smith
                                           Senior Financial Officer
                                           (Principal Financial Officer)



Date:  August 14, 1998                     /s/ Robert D. Steele
                                           ------------------------------
                                               Robert D. Steele
                                           Controller
                                           (Chief Accounting Officer)