Form 10-Q
period 1998-09-30
OGLETHORPE POWER CORP
filed 1998-11-16
CIK 788816

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

(Mark One)

         [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                          OR

         [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

                           Commission File No. 33-7591

                              --------------------

                          Oglethorpe Power Corporation
                      (An Electric Membership Corporation)

             (Exact name of registrant as specified in its charter)


                 Georgia                                       58-1211925
       ------------------------------                       ------------------
      (State or other jurisdiction of                        (I.R.S. employer
      incorporation or organization)                       identification no.)


          Post Office Box 1349
        2100 East Exchange Place
             Tucker, Georgia                                   30085-1349
  ---------------------------------------                      ----------
  (Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code   (770) 270-7600


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes /X/     No / /
                                             ----       ----

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The Registrant is a membership corporation and has no authorized or outstanding equity securities.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          OGLETHORPE POWER CORPORATION

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998


                                                                                                  Page No.
                                                                                                  --------

PART I - FINANCIAL INFORMATION

        Item 1.  Financial Statements

                 Condensed Balance Sheets as of September 30, 1998 (Unaudited)
                 and December 31, 1997                                                             3

                 Condensed Statements of Revenues and Expenses and
                 Comprehensive Margin (Unaudited) for the Three Months
                 and Nine Months Ended September 30, 1998 and 1997                                 5

                 Condensed Statements of Cash Flows (Unaudited)
                 for the Nine Months Ended September 30, 1998 and 1997                             6

                 Notes to the Condensed Financial Statements                                       7

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                                     8


PART II - OTHER INFORMATION

        Item 6.  Exhibits and Reports on Form 8-K                                                 17


SIGNATURES                                                                                        18


PART I -  FINANCIAL INFORMATION
Item 1.  Financial Statements



Oglethorpe Power Corporation
Condensed Balance Sheets
September 30, 1998 and December 31, 1997


------------------------------------------------------------------------------------------
                                                                    (dollars in thousands)

                                                                     1998            1997
                                       Assets                     (Unaudited)
                                                                  -------------------------
Electric plant, at original cost:
  In service                                                       $4,900,356    $4,910,067
  Less:  Accumulated provision for depreciation                    (1,496,228)   (1,412,287)
                                                                   ----------    ----------
                                                                    3,404,128     3,497,780

  Nuclear fuel, at amortized cost                                      83,310        90,423
  Construction work in progress                                        17,410        13,578
                                                                   ----------    ----------
                                                                    3,504,848     3,601,781
                                                                   ----------    ----------

Investments and funds:
  Decommissioning fund, at market                                     107,699       105,817
  Deposit on Rocky Mountain transactions, at cost                      54,845        52,176
  Bond, reserve and construction funds, at market                      32,934        33,160
  Investment in associated organizations, at cost                      15,597        15,940
  Other, at cost                                                        4,940         4,641
                                                                   ----------    ----------
                                                                      216,015       211,734
                                                                   ----------    ----------

Current assets:
  Cash and temporary cash investments, at cost                         71,905        63,215
  Other short-term investments, at market                             103,586        97,022
  Receivables                                                         127,242       105,993
  Inventories, at average cost                                         74,916        65,528
  Prepayments and other current assets                                 20,501        12,530
                                                                   ----------    ----------
                                                                      398,150       344,288
                                                                   ----------    ----------

Deferred charges:
  Premium and loss on reacquired debt, being amortized                211,136       196,583
  Deferred amortization of Scherer leasehold                           98,657        96,303
  Deferred debt expense, being amortized                               16,842        15,345
  Other                                                                39,462        43,823
                                                                   ----------    ----------
                                                                      366,097       352,054
                                                                   ----------    ----------
                                                                   $4,485,110    $4,509,857
                                                                   ----------    ----------
                                                                   ----------    ----------


The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Balance Sheets
September 30, 1998 and December 31, 1997


-------------------------------------------------------------------------------------------
                                                                     (dollars in thousands)

                                                                      1998            1997
                            Equity and Liabilities                (Unaudited)
                                                                  -------------------------
Capitalization:
  Patronage capital and membership fees (including unrealized gain (loss) of $2,854 at September 30, 1998 and ($107) at
    December 31, 1997 on available-for-sale securities)               $342,775    $  330,509
  Long-term debt                                                     3,183,280     3,258,046
  Obligation under capital leases                                      283,958       288,638
  Obligation under Rocky Mountain transactions                          54,845        52,176
                                                                     ---------     ---------
                                                                     3,864,858     3,929,369
                                                                     ---------     ---------

Current liabilities:
  Long-term debt and capital leases due within one year                 96,483        89,556
  Notes payable                                                          3,982           --
  Accounts payable                                                      69,785        51,103
  Accrued interest                                                      14,415        12,961
  Accrued and withheld taxes                                            17,154           517
  Other current liabilities                                              4,742         8,428
                                                                     ---------     ---------
                                                                       206,561       162,565
                                                                     ---------     ---------

Deferred credits and other liabilities:
  Gain on sale of plant, being amortized                                58,900        60,756
  Net benefit of Rocky Mountain transactions, being amortized           89,986        92,375
  Net benefit of sale of income tax benefits, being amortized           28,032        34,039
  Accumulated deferred income taxes                                     63,117        63,117
  Decommissioning reserve                                              146,122       142,354
  Other                                                                 27,534        25,282
                                                                     ---------     ---------
                                                                       413,691       417,923
                                                                     ---------     ---------
                                                                    $4,485,110    $4,509,857
                                                                     ---------     ---------
                                                                     ---------     ---------


The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Revenues and Expenses and Comprehensive Margin
(Unaudited)
For the Three and Nine Months Ended September 30, 1998 and 1997



-----------------------------------------------------------------------------------------------------------------------------------
                                                                                       (dollars in thousands)

                                                               Three Months Ended September 30,     Nine Months Ended September 30,
                                                                    1998         1997                      1998        1997
                                                               --------------------------------     -------------------------------
Operating revenues:
   Sales to Members                                              $ 331,361    $ 280,503                 $ 860,317    $ 767,714
   Sales to non-Members                                             14,414        6,076                    37,451       33,226
                                                                 ---------    ---------                 ---------    ---------
     Total operating revenues                                      345,775      286,579                   897,768      800,940
                                                                 ---------    ---------                 ---------    ---------

Operating expenses:
  Fuel                                                              55,680       61,206                   144,525      152,799
  Production                                                        49,996       43,418                   145,413      134,490
  Purchased power                                                  153,202       95,038                   337,907      215,350
  Depreciation and amortization                                     31,074       30,154                    93,273       96,534
  Other operating expenses                                              --           10                       --         5,775
                                                                 ---------    ---------                 ---------    ---------
     Total operating expenses                                      289,952      229,826                   721,118      604,948
                                                                 ---------    ---------                 ---------    ---------
Operating margin                                                    55,823       56,753                   176,650      195,992
                                                                 ---------    ---------                 ---------    ---------

Other income (expense):
  Interest income                                                    5,742        7,247                    21,856       21,002
  Amortization of net benefit of sale of income tax benefits         2,799        2,799                     8,396        8,396
  Allowance for equity funds used during construction                   19           32                        49           81
  Other                                                                786          457                     1,699        4,025
                                                                 ---------    ---------                 ---------    ---------
     Total other income                                              9,346       10,535                    32,000       33,504
                                                                 ---------    ---------                 ---------    ---------

Interest charges:
  Interest on long-term-debt and other obligations                  65,256       68,488                   199,797      216,294
  Allowance for debt funds used during construction                   (173)        (328)                     (452)        (873)
                                                                 ---------    ---------                 ---------    ---------
     Net interest charges                                           65,083       68,160                   199,345      215,421
                                                                 ---------    ---------                 ---------    ---------
Net margin (loss)                                                       86         (872)                    9,305       14,075
Net change in unrealized gain on available-for sale securities       2,366          787                     2,961          329
                                                                 ---------    ---------                 ---------    ---------
Comprehensive margin                                             $   2,452    ($     85)                $  12,266    $  14,404
                                                                 ---------    ---------                 ---------    ---------
                                                                 ---------    ---------                 ---------    ---------



The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 1998 and 1997


---------------------------------------------------------------------------------------------------------
                                                                                   (dollars in thousands)

                                                                                       1998          1997
                                                                                    ---------     ---------
Cash flows from operating activities:
   Net margin                                                                       $   9,305     $  14,075
                                                                                    ---------     ---------

   Adjustments to reconcile net margin to net cash provided by operating activities:
        Depreciation and amortization                                                 136,151       139,190
        Net benefit of Rocky Mountain transactions                                       --          22,470
        Deferred gain from Corporate Restructuring                                       --           4,670
        Allowance for equity funds used during construction                               (49)          (81)
        Amortization of deferred gains                                                 (1,856)       (1,823)
        Amortization of net benefit of sale of income tax benefits                     (8,396)       (8,396)
        Other                                                                           9,991         3,268

   Change in net current assets, excluding long-term debt and capital leases due within one year and notes payable:
        Receivables                                                                   (21,249)       (4,290)
        Inventories                                                                    (9,388)        9,972
        Prepayments and other current assets                                           (7,971)       (8,176)
        Accounts payable                                                               18,682        11,403
        Accrued interest                                                                1,454        (2,251)
        Accrued and withheld taxes                                                     16,637        14,860
        Other current liabilities                                                      (3,686)        1,683
                                                                                    ---------     ---------
          Total adjustments                                                           130,320       182,499
                                                                                    ---------     ---------
       Net cash provided by operating activities                                      139,625       196,574
                                                                                    ---------     ---------

Cash flows from investing activities:
     Property additions                                                               (25,779)      (49,942)
     Net proceeds from bond, reserve and construction funds                             1,143        21,616
     Decrease (increase) in investment in associated organizations                        343           (28)
     Increase in other short-term investments                                          (4,520)       (4,306)
     Increase in decommissioning fund                                                  (8,988)       (7,709)
     Net cash received in Corporate Restructuring                                        --          23,495
                                                                                    ---------     ---------
       Net cash used in investing activities                                          (37,801)      (16,874)
                                                                                    ---------     ---------

Cash flows from financing activities:
     Long-term debt proceeds, net                                                      (5,556)      100,404
     Long-term debt payments                                                          (68,931)     (302,617)
     Premium paid on refinancing of debt                                              (24,041)         --
     Increase in notes payable                                                          3,982          --
     Retirement of patronage capital                                                     --         (48,863)
     Other                                                                              1,412        (1,426)
                                                                                    ---------     ---------
       Net cash used in financing activities                                          (93,134)     (252,502)
                                                                                    ---------     ---------
Net increase (decrease) in cash and temporary cash investments                          8,690       (72,802)
Cash and temporary cash investments at beginning of period                             63,215       132,783
                                                                                    ---------     ---------
Cash and temporary cash investments at end of period                                $  71,905     $  59,981
                                                                                    ---------     ---------
                                                                                    ---------     ---------

Cash paid for:
     Interest (net of amounts capitalized)                                          $ 177,396     $ 202,400
     Income taxes                                                                        --             830


The accompanying notes are an integral part of these condensed financial statements.

                          Oglethorpe Power Corporation
                     Notes to Condensed Financial Statements
                           September 30, 1998 and 1997


(A) The condensed financial statements included herein have been prepared by Oglethorpe Power Corporation (Oglethorpe), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the information furnished herein reflects all adjustments (which include only normal recurring adjustments) and estimates necessary to present fairly, in all material respects, the results for the periods ended September 30, 1998 and 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations, although Oglethorpe believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in Oglethorpe's latest Annual Report on Form 10-K, as filed with the SEC. Certain amounts for 1997 have been reclassified to conform with the current period presentation.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


General

LEM Power Marketer Arrangements

As previously reported, Oglethorpe entered into long-term power marketer arrangements effective January 1, 1997 for approximately 50% of the load requirements of its 39 retail electric distribution cooperative members (the Members) with LG&E Energy Marketing Inc. (LEM), an indirect, wholly owned subsidiary of LG&E Power Inc., a Delaware corporation (LPI), and of LG&E Energy Corp. (LG&E), which is a diversified energy services company headquartered in Louisville, Kentucky. In July 1998, LG&E announced that it was discontinuing its merchant energy trading and sales business and associated gas gathering and processing business and, as a result, recorded an after-tax loss on discontinued operations of $225 million in the second quarter of 1998. LG&E stated that the loss on discontinued operations results primarily from several fixed-price energy marketing agreements, including the agreements between LEM and Oglethorpe.

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

At the request of LEM, the parties have discussed the future of these arrangements. LEM also has initiated the contractually defined binding arbitration process as to certain load projections provided by Oglethorpe to LEM in connection with the execution of the larger of the two agreements. Oglethorpe continues to receive power under the LEM agreements and believes the agreements are enforceable against LEM and LG&E (with respect to the agreement relating to the 37 Members) and LPI (with respect to the agreement relating to the other two Members). Even so, given LG&E's announced intention to discontinue its merchant energy trading and sales business, instead of performing itself, LEM could, with consent of Oglethorpe and the Rural Utilities Service, make alternative arrangements, including assigning performance to an acceptable third party, or otherwise make Oglethorpe whole from any damages incurred as a result of termination. Oglethorpe believes that LEM, LG&E and LPI have the ability, financial and otherwise, to perform their obligations under these agreements.

The current uncertainty relating to the LEM arrangements does not adversely affect Oglethorpe's ability to meet its Members' load requirements but could, in the future, affect the sources and prices for such power. If LEM, LG&E and LPI were to cease to perform their obligations under the LEM agreements or the LEM agreements were to be terminated, Oglethorpe expects to be able to serve its Members' needs through its existing owned and purchased capacity, supplemented by additional capacity either purchased in the wholesale market, constructed or otherwise acquired. Termination of the LEM agreements would however eliminate a source of power at contractually fixed prices and thus would introduce additional uncertainty regarding future power costs and Member rates. Oglethorpe's management does not expect the ultimate resolution of the LEM arrangements will have a material adverse effect on its financial condition or results of operations.

Peaking Power Resources

As previously reported, Oglethorpe has forecasted the need for additional capacity to meet the peaking requirements of its Members. Recently, Oglethorpe has signed options to buy additional peaking power and has also arranged for the construction of a 220-megawatt, natural gas-fired combustion turbine (Smarr CT) to be located in Smarr, Georgia. The Smarr CT is being constructed by Siemens Power Corporation and is expected to be operational for the summer of 1999. The Smarr CT will be owned by a new entity, Smarr EMC, which will be owned by 36 of the 39 Members of Oglethorpe. Oglethorpe expects to sign additional contracts for peaking power and may also contract for or otherwise acquire additional capacity.

Sale of EnerVision, Inc.

As discussed in Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, in connection with the Corporate Restructuring, Oglethorpe created a wholly owned subsidiary, EnerVision, Inc., Tailored Energy Solutions (EnerVision), to which it transferred its marketing services business. On October 15, 1998, the senior associates of EnerVision purchased the company from Oglethorpe. EnerVision plans to continue to serve the Georgia electric cooperatives and also plans to expand its services to clients nationwide. The sale of EnerVision did not have a material effect on Oglethorpe's financial condition or results of operations.


Results of Operations

For the Three Months and Nine Months Ended September 30, 1998 and 1997

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

The Condensed Statement of Revenues and Expenses and Comprehensive Margin for the three months and nine months ended September 30, 1998 reflects Oglethorpe's operations solely as a power supply company, whereas the Condensed Statement of Revenues and Expenses and Comprehensive Margin for the nine months ended September 30, 1997 reflects Oglethorpe's operations as a combined power supply, transmission and system operations company through March 31, 1997, and operations solely as a power supply company thereafter. Although the Corporate Restructuring was completed on March 11, 1997, pursuant to the restructuring agreement among Oglethorpe, GTC and GSOC, all transmission-related and systems operations-related revenues were assigned to Oglethorpe, and all transmission-related and systems operations-related costs were paid or reimbursed by Oglethorpe during the period March 11, 1997 through March 31, 1997. Decreases in depreciation and amortization, other operating expenses, operating margin, net interest charges and net margin from 1997 to 1998 are primarily attributable to the Corporate Restructuring.

See Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 for a pro forma presentation of the Statement of Revenues and Expenses for the year ended December 31, 1997, reflecting the exclusion of the transmission and system operations businesses, as though the Corporate Restructuring had occurred at the beginning of 1997 (Note 11 of Notes to Financial Statements).

Operating Revenues

Revenues from sales to Members for the three months and nine months ended September 30, 1998 were 18.1% and 12.1% higher compared to the same periods of 1997. While capacity revenues from Members for the nine months ended September 30, 1998 compared to the same period of 1997 were reduced due to the removal of capacity revenues relating to the transmission business, this effect was more than offset by a significant increase in energy revenues from sales to Members. Such energy revenues were 38.2% higher for the three months ended September 30, 1998 compared to the same period of 1997 and 44.3% higher for the nine-month period compared to 1997. Megawatt-hour (MWh) sales to the Members were 13.9% and 16.3% higher in the current three-month and nine-month periods compared to the same periods of 1997 due to prolonged hot weather during the summer months of 1998. Oglethorpe's average energy revenue per MWh from sales to Members for the three-month and nine-month periods were 21.4% and 24.1% higher in 1998 compared to 1997. This increase resulted primarily from higher purchased power costs as discussed below under "Operating Expenses".

Sales to non-Members were primarily from energy sales to other utilities and power marketers, and, in 1997, pursuant to contractual arrangements with Georgia Power Company (GPC). The following table summarizes the amounts of non-Member revenues from these sources for the three months and nine months ended September 30, 1998 and 1997:


                                   Three Months             Nine Months
                                Ended September 30,     Ended September 30,
                                ------------------      ------------------
                                  1998        1997      1998        1997
                                  ----        ----      ----        ----

                                          (dollars in thousands)
Sales to other utilities         $ 9,212    $ 5,021    $22,626    $14,691
Sales to power marketers           5,202        772     14,825      3,508
GPC-Power supply arrangements          0        283          0     12,847
ITS transmission agreements            0          0          0      2,180
                                 -------    -------    -------    -------
     Total                       $14,414    $ 6,076    $37,451    $33,226
                                 -------    -------    -------    -------
                                 -------    -------    -------    -------


Sales to other utilities represent sales made directly by Oglethorpe. Oglethorpe sells for its own account any energy in excess of the portion of its resources dedicated to Morgan Stanley Capital Group Inc. (Morgan Stanley) that is not scheduled by Morgan Stanley pursuant to its power marketer arrangement. Sales to other utilities were higher for the three-month and nine-month periods of 1998 compared to 1997 partly due to capacity revenues received under an agreement entered into with Alabama Electric Cooperative to sell 100 MW of capacity for the period June 1998 through December 2005 and partly due to higher energy prices experienced in the wholesale electricity markets during the summer months of 1998.

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

Another source of non-Member revenues in 1997 was payments received from GPC for use of the Integrated Transmission System (ITS) and related transmission interfaces. GPC compensated Oglethorpe to the extent that Oglethorpe's percentage of investment in the ITS exceeded its percentage use of the system. In such case, Oglethorpe was entitled to income as compensation for the use of its investment by the other ITS participants. As a result of the Corporate Restructuring, all of the revenues in this category have been GTC's revenues since April 1, 1997.

Operating Expenses

Operating expenses were 26.2% and 19.2% higher in the three months and nine months ended September 30, 1998 compared to the same periods of 1997. For the nine months ended September 30, 1998 depreciation and amortization and other operating expenses were lower due to the elimination of these expenses relating to the transmission business assumed by GTC in connection with the Corporate Restructuring. However, the changes in fuel, production and purchased power expenses did not result from the Corporate Restructuring.

Production expenses were 15.2% higher for the third quarter 1998 compared to the same period of 1997. This increase primarily resulted from higher operations and maintenance costs at the various generation facilities.

Purchased power costs for the three months and nine months ended September 30, 1998 were 61.2% and 56.9% higher compared to the same periods of 1997. Purchased power capacity costs for the three months and nine months ended September 30, 1998 were 12.3% and 12.5% lower than the same periods of 1997. These savings were primarily as a result of the elimination, effective September 1, 1997, of a 250-megawatt component block under the Block Power Sale Agreement between Oglethorpe and GPC. Effective September 1, 1998, Oglethorpe eliminated another 250-megawatt component block. Purchased power energy costs for the three-month and nine-month periods of 1998 were 103.4% and 121.4% higher compared to the same periods of 1997 primarily as a result of significant price increases experienced in the wholesale electricity markets combined with higher volume of purchased MWhs. A total of 27.2% and 44.1% more MWhs were purchased in three-month and nine-month periods of 1998 compared to the same periods of 1997 due to prolonged hot weather during the summer months of 1998. The average cost of purchased power energy per MWh for the three-month and nine-month periods were 59.9% and 53.7% higher in 1998 compared to 1997. The higher volumes of purchased MWhs utilized to serve Member load that was not contractually provided by the power marketers resulted in a significant increase in the average MWh cost of energy to the Members.

Other operating expenses for 1997 reflect expenses for the power delivery portion of the business which was subsequently transferred to GTC in connection with the Corporate Restructuring.

Other Income

Total other income for the nine months ended September 30, 1998 varied slightly compared to the same periods of 1997. For the nine months ended September 30, 1997, the caption "Other" reflected a margin of approximately $1.3 million related to Oglethorpe's marketing services business which was subsequently transferred to EnerVision. As discussed in "General--Sale of EnerVision, Inc." above, EnerVision was purchased from Oglethorpe by its senior associates on October 15, 1998. For the nine months ended September 30, 1998, the caption "Other" includes no net margin or loss from the results of operations and sale of EnerVision.

Interest Charges

Net interest charges for the nine months ended September 30, 1998 decreased compared to the same period of 1997 primarily due to the debt assumed by GTC in connection with the Corporate Restructuring.

Net Margin and Comprehensive Margin

Oglethorpe's net margin (loss) for the three months and nine months ended September 30, 1998 was $86,000 and $9.3 million, respectively, compared to $(872,000) and $14.1 million for the same periods of 1997. Since Oglethorpe's margin requirement is based on a ratio applied to interest charges, the reduction in interest charges resulting from the Corporate Restructuring also reduced Oglethorpe's margin requirement effective April 1, 1997. Such margin earned by Oglethorpe from the transmission and system operations functions during the first three months of 1997 was $2.3 million. The net loss for the third quarter of 1997 was the result of a capacity charge adjustment in August 1997 to return $4 million of year-to-date margins in excess of the Indenture requirements. The net margin achieved for the nine months ended September 30, 1998 is consistent with the 1998 margin requirement. The margin requirement for 1998 is approximately $1 million lower than budgeted due to lower interest charges resulting from the refinancing of $430 million of Federal Financing Bank
(FFB) debt.

Comprehensive margin is now reported on the Condensed Statement of Revenues and Expenses, consistent with Statement No. 130, "Reporting Comprehensive Income", issued by the Financial

Accounting Standards Board. This Statement requires the reporting of all components of changes in equity on the Statement of Revenues and Expenses. For Oglethorpe, the only additional item being reported is the net change in unrealized gains on investments in available-for-sale securities.


Financial Condition

Total assets and total equity plus liabilities as of September 30, 1998 were $4.5 billion which was $25 million less than the total at December 31, 1997 due primarily to depreciation of electric plant.

Assets

Property additions for the nine months ended September 30, 1998 totaled $25.8 million primarily for purchases of nuclear fuel and for additions, replacements and improvements to existing generation facilities.

The increase in cash is a result of cash provided from operations exceeding financing and investing uses, including property additions noted above and debt service activities of which $23.1 million in premiums were paid to the FFB in conjunction with the refinancing of $430 million of debt.

The increase in receivables resulted from significantly higher energy costs billed to Members at September 30, 1998 compared to the receivable balance from the Members at December 31, 1997.

Inventories increased primarily as a result of the coal inventories for Plants Scherer and Wansley returning to more normal levels at September 30, 1998 compared to lower 1997 year-end levels caused by problems associated with rail transportation.

Prepayments and other current assets increased primarily due to a $5.8 million increase in estimated payments to GPC for Plant Hatch operations and maintenance costs for October 1998 compared to the estimate paid for January 1998. The increase related to a planned refueling outage and costs to increase the actual and licensed thermal output of Hatch Units No. 1 and No. 2.

The increase in premium and loss on reacquired debt resulted from the above-mentioned refinancing premiums paid to FFB.

Equity and Liabilities

Notes payable represent commercial paper issued by Oglethorpe as interim financing for costs incurred in construction of the Smarr CT. Although Oglethorpe is providing interim financing, the facility will be owned by Smarr EMC. Oglethorpe will be reimbursed by Smarr EMC for all construction costs incurred prior to transfer of ownership, and, accordingly, has recorded all expenditures as a receivable from Smarr EMC. For further discussion of this generation facility see "General--Peaking Power Resources" above.

Accounts payable increased due to the volume of purchased power activity in September 1998 compared to December 1997.

Accrued and withheld taxes increased as a result of the normal monthly accruals of property taxes, which are generally paid in the fourth quarter of the year.

The decrease in other current liabilities primarily resulted from $2.3 million improvement in negative book cash balances at September 30, 1998 compared to 1997 year-end.


Miscellaneous

Year 2000 Issue

Background

The Year 2000 issue, which is common to most corporations, concerns the ability of certain software and databases to properly recognize date sensitive information related to the Year 2000 and thereafter. Oglethorpe is heavily dependent upon complex computer systems for all phases of power supply operations. Oglethorpe's operations include both information technology (IT) systems, such as billing systems, financial accounting systems, and human resource/payroll systems, as well as non-IT systems, such as those relating to operations of the Rocky Mountain Pumped Storage Hydroelectric Facility (Rocky Mountain), generation substations and Oglethorpe's headquarters facilities that may have embedded microprocessors. Management recognizes the seriousness of the Year 2000 issue and believes it has dedicated adequate resources to address the issue. As part of its business alliance with Oglethorpe, Intellisource Services Solutions is providing administration of Oglethorpe's Year 2000 program. Oglethorpe's Board of Directors and its audit committee are monitoring this issue through periodic updates from project management.

Project Phases

Oglethorpe has developed and is implementing a detailed strategy to prevent any material disruption to operations.

Phase I began in April 1997 and included an inventory and assessment of potential Year 2000 issues. Substantially all IT and non-IT systems were assessed during this phase which concluded in the fall of 1997.

Phase II began in the fall of 1997 and includes remediation and testing of all inventoried IT and non-IT systems. Remediation and testing efforts for all inventoried internally developed systems applications are expected to be completed by December 31, 1998. Externally purchased systems, including financial accounting systems, procurement and materials management systems and human resource/payroll systems are currently being evaluated for possible upgrade or replacement in 1999. Remediation and testing efforts for systems at Rocky Mountain are expected to be completed by March 31, 1999.

Phase III began recently and includes contingency planning and an assessment of Year 2000 readiness of material third parties, including Oglethorpe's Members, GTC, GSOC, GPC, power marketers and vendors. This phase will be on-going throughout 1998 and 1999.

Relationships with Third Parties

GTC and GSOC have also implemented a detailed strategy to ensure Year 2000 compliance of the systems utilized in their transmission and systems control operations. The Year 2000 compliance plans for Oglethorpe, GTC and GSOC were jointly developed and are being implemented on the same schedule, as described above.

Oglethorpe is in the process of gathering information from the Members regarding their Year 2000 readiness. Based on this information, Oglethorpe will implement a follow-up program to monitor the Members' Year 2000 compliance and will further assess any impact on Oglethorpe's risks and contingency planning. During 1998, Georgia Electric Membership Corporation (the Members' trade association) and Intellisource Services Solutions have conducted workshops for the Members and have assisted some Members in their Year 2000 planning by providing information for their use in this process.

All of Oglethorpe's co-owned generating plants, except Rocky Mountain, are operated by GPC on behalf of itself as a co-owner and as agent for the other co-owners. The Southern Company (Southern) is performing Year 2000 remediation and testing on all generation plants which are operated by Southern's subsidiary, GPC. Southern estimates that total costs related to its project on behalf of the GPC-operated plants will be approximately $38 million, of which approximately $4.5 million is expected to be billed to Oglethorpe based on its ownership share of these generation plants. To date, Oglethorpe has paid approximately $1.5 million for this project. Remaining costs will be expensed primarily in 1998 and 1999. Southern reports that its Year 2000 program for the Georgia-based generating plants is scheduled to be completed by June 1999. Southern is subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and, in accordance therewith, files reports and other information with the Securities and Exchange Commission.

During Phase III of its program, Oglethorpe plans to assess the Year 2000 readiness of other significant third parties, including power marketers, other utilities and vendors of materials and services. This information will allow Oglethorpe to perform contingency planning, including assessing the need to identify alternative vendors.

Project Costs

In addition to the $4.5 million expected to be paid to GPC, Oglethorpe currently estimates costs of approximately $665,000 to upgrade its internal systems, including those relating to Rocky Mountain. To date, Oglethorpe has spent approximately $350,000 of the estimated $665,000 on this effort. In addition, Oglethorpe will likely replace its current procurement and financial systems during 1999 to improve functionality and to avoid Year 2000 remediation efforts on those existing systems. The estimated cost of replacing these two systems is approximately $3.2 million. Oglethorpe's policy is to expense as incurred the maintenance and modification costs of existing software, including those associated with the Year 2000 project, and to capitalize and amortize over its useful life the cost of new software.

Risk Assessment

Oglethorpe has implemented a detailed process to minimize the possibility of power supply interruptions related to Year 2000 challenges and expects its IT and non-IT systems to be in compliance by December 31, 1999. The most reasonably likely worst case scenario could involve service interruptions to Oglethorpe's Members and the Members' retail consumers. These scenarios include the loss of a generating unit or a source of purchased power, or a disruption in transmission and distribution services by GTC or the Members. Because Oglethorpe is taking prudent steps to prepare for the Year 2000 challenges, it expects any interruptions in power supply to be isolated and short in duration. However, because of material relationships with third parties, it is too early to fully assess the possibility of service interruptions to the ultimate retail consumers.

There is also risk to the Members of billing and other business system failures and of some reduction in net margin caused by interruptions in service and reduced electrical demand by consumers because of their Year 2000 issues. Oglethorpe has not fully assessed the impact of these risks on its financial condition or results of operations.

Contingency Planning

Oglethorpe recently began developing contingency plans for its IT and non-IT systems. This contingency planning process will also focus on non-compliance by material third parties with the goal of keeping any service interruptions to a minimum and of short duration.


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

PART II -   OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

            (a)   Exhibits

  Number              Description
  ------              -----------

   27.1               Financial Data Schedule (for SEC use only).



            (b)   Reports on Form 8-K

No reports on Form 8-K were filed by Oglethorpe for the quarter ended September 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Oglethorpe Power Corporation
                                     (An Electric Membership Corporation)



Date:  November 13, 1998      By:    /s/ Jack L. King
                                     -------------------------------------
                                          Jack L. King
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)



Date:  November 13, 1998             /s/ Mac F. Oglesby
                                     -------------------------------------
                                          Mac F. Oglesby
                                     Treasurer and Director
                                     (Principal Financial Officer)



Date:  November 13, 1998             /s/ Thomas A. Smith
                                     --------------------------------------
                                          Thomas A. Smith
                                     Senior Vice President and Chief Financial
                                     Officer
                                     (Chief Financial Officer)



Date:  November 13, 1998             /s/ Robert D. Steele
                                     --------------------------------------
                                          Robert D. Steele
                                     Controller
                                     (Chief Accounting Officer)