Form 10-K
period 1998-12-31
OGLETHORPE POWER CORP
filed 1999-03-26
CIK 788816

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                               -------------------

                                    FORM 10-K

(MARK ONE)
   /x/          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
  / /
                                       OR
              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

                               -------------------

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

         Documents Incorporated by Reference:  NONE

-------------------------------------------------------------------------------

                          OGLETHORPE POWER CORPORATION
                          1998 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS


ITEM                                                                                                  PAGE
----                                                                                                  ----
                                     PART I

1           Business ..............................................................................    1
              Oglethorpe Power Corporation..........................................................   1
              The Members...........................................................................   7
              Member Requirements and Power Supply Resources........................................  11
              Certain Factors Affecting the Electric Utility Industry...............................  16
              Other Information.....................................................................  19

2           Properties..............................................................................  20
              Generating Facilities.................................................................  20
              Co-Owners of the Plants and the Plant Agreements......................................  23

3           Legal Proceedings.......................................................................  27
4           Submission of Matters to a Vote of Security Holders.....................................  27


                                     PART II

5           Market for Registrant's Common Equity and Related Stockholder Matters...................  28
6           Selected Financial Data.................................................................  28
7           Management's Discussion and Analysis of Financial Condition and Results
            of Operations...........................................................................  29
7A          Quantitative and Qualitative Disclosures About Market Risk..............................  40

8           Financial Statements and Supplementary Data.............................................  43


9           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................................................................  64


                                    PART III

10          Directors and Executive Officers of the Registrant......................................  64
11          Executive Compensation..................................................................  68
12          Security Ownership of Certain Beneficial Owners and Management..........................  70
13          Certain Relationships and Related Transactions..........................................  70


                                     PART IV
14          Exhibits, Financial Statement Schedules, and Reports on Form 8-K........................  71

                              SELECTED DEFINITIONS

When used herein the following terms will have the meanings indicated below:


TERM                           MEANING
----                           -------

ADSCR                 Annual Debt Service Coverage Ratio
AFUDC                 Allowance For Funds Used During Construction
CFC                   National Rural Utilities Cooperative Finance Corporation
DSC                   Debt Service Coverage Ratio
EMC                   Electric Membership Corporation
EPI                   Entergy Power, Inc.
FERC                  Federal Energy Regulatory Commission
FFB                   Federal Financing Bank
GPC                   Georgia Power Company
GPSC                  Georgia Public Service Commission
GSOC                  Georgia System Operations Corporation
GTC                   Georgia Transmission Corporation (An Electric Membership
                      Corporation)
ITS                   Integrated Transmission System
kWh                   Kilowatt-hours
LEM                   LG&E Energy Marketing Inc.
MEAG                  Municipal Electric Authority of Georgia
MFI                   Margins for Interest
MW                    Megawatts
MWh                   Megawatt-hours
NRC                   Nuclear Regulatory Commission
PCBs                  Pollution Control Revenue Bonds
PCR                   Percentage Capacity Responsibility
PPA                   Prior Period Adjustment
PURPA                 Public Utility Regulatory Policies Act
RUS                   Rural Utilities Service
SEPA                  Southeastern Power Administration
SONOPCO               Southern Nuclear Operating Company
TIER                  Times Interest Earned Ratio
TVA                   Tennessee Valley Authority

                                     PART I

ITEM 1.  BUSINESS

                          OGLETHORPE POWER CORPORATION
GENERAL

     Oglethorpe Power Corporation (An Electric Membership Corporation) ("Oglethorpe") is a Georgia electric membership corporation incorporated in 1974 and headquartered in metropolitan Atlanta. Oglethorpe is owned by 39 retail electric distribution cooperative members (the "Members"), who, in turn, are owned by their retail consumers. Oglethorpe is the largest electric cooperative in the United States in terms of operating revenues, assets, kilowatt-hour ("kWh") sales and, through the Members, consumers served. Oglethorpe has approximately 125 employees.

     As with cooperatives generally, Oglethorpe operates on a not-for-profit basis. Oglethorpe's principal business is providing wholesale electric power to the Members. (See "Power Supply Business" herein.) The Members are local consumer-owned distribution cooperatives providing retail electric service on a not-for-profit basis. In general, the customer base of the Members consists of residential, commercial and industrial consumers within specific geographic areas. The Members serve approximately 1.3 million electric consumers (meters) representing approximately 2.9 million people. For information on the Members, see "THE MEMBERS."

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

CORPORATE RESTRUCTURING

     Oglethorpe and the Members completed a corporate restructuring (the "Corporate Restructuring") in 1997, in which Oglethorpe was divided into three separate operating companies. Oglethorpe's transmission business was sold to and is now owned and operated by Georgia Transmission Corporation (An Electric Membership Corporation) ("GTC"), a Georgia electric membership corporation formed for that purpose. Oglethorpe's system operations business was sold to and is now owned and operated by Georgia System Operations Corporation ("GSOC"), a Georgia nonprofit corporation formed for that purpose. Oglethorpe continues to operate its power supply business. Oglethorpe retained all of its owned and leased generation assets and, as of December 31, 1998, had total assets of approximately $4.5 billion and total long-term debt and capital lease obligations of approximately $3.5 billion. (See "Power Supply Business,"

"Relationship with GTC," and "Relationship with GSOC" herein and "MEMBER REQUIREMENTS AND POWER SUPPLY RESOURCES.")

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

     Oglethorpe owns or leases undivided interests in thirteen generating units. These units provide Oglethorpe with a total of 3,335 megawatts ("MW") of nameplate capacity, consisting of 1,500.6 MW of coal-fired capacity, 1,185 MW of nuclear-fueled capacity, 632.5 MW of pumped storage hydroelectric capacity,
14.8 MW of oil-fired combustion turbine capacity and 2.1 MW of conventional hydroelectric capacity. Oglethorpe's generating units consist of 30% undivided interests in the Edwin I. Hatch Plant ("Plant Hatch"), the Alvin W. Vogtle Plant ("Plant Vogtle") and the Hal B. Wansley Plant ("Plant Wansley"), a 60% undivided interest in the Robert W. Scherer Unit No. 1 ("Scherer Unit No. 1"), a 60% undivided interest in the Robert W. Scherer Unit No. 2 ("Scherer Unit No. 2"), a 100% interest in the Tallassee Project at the Walter W. Harrison Dam ("Tallassee") and a 74.61% undivided interest in the Rocky Mountain Pumped Storage Hydroelectric Facility ("Rocky Mountain"). Plant Hatch consists of two nuclear-fueled units, with nameplate ratings of 810 MW and 820 MW, respectively. Plant Vogtle consists of two nuclear-fueled units, each with a nameplate rating of 1,160 MW. Plant Wansley consists of two coal-fired units, each with a nameplate rating of 865 MW. Plant Wansley also includes a 49.2 MW oil-fired combustion turbine. Plant Scherer consists of four coal-fired units, each with a nameplate rating of 818 MW, with Oglethorpe having an interest only in Scherer Unit No. 1 and Scherer Unit No. 2. Tallassee is a conventional hydroelectric facility with a nameplate rating of 2.1 MW. Rocky Mountain is a three-unit pumped storage hydroelectric facility with a nameplate rating of 847.8 MW. (See "MEMBER REQUIREMENTS AND POWER SUPPLY RESOURCES--General" and "GENERATING FACILITIES--General" in Item 2.)

     Participants in Plants Hatch, Vogtle and Wansley and Scherer Units No. 1 and No. 2 also include the Municipal Electric Authority of Georgia ("MEAG"), the City of Dalton ("Dalton") and Georgia Power Company ("GPC"). GPC serves as operating agent for these units. GPC is also a participant in Rocky Mountain which is operated by Oglethorpe.

     Oglethorpe utilizes long-term power marketer arrangements to reduce the cost of power to the Members. Oglethorpe has entered into power marketer agreements with LG&E Energy Marketing Inc. ("LEM") effective January 1, 1997, for approximately 50% of the load requirements of the Members and with Morgan Stanley Capital Group Inc. ("Morgan Stanley") effective May 1, 1997, with respect to 50% of the forecasted load requirements of the Members. The LEM agreements are based on the actual requirements of the Members during the contract term, whereas the Morgan Stanley agreement represents a fixed supply obligation. Under these power marketer agreements, Oglethorpe purchases energy at fixed prices covering a portion of the costs of energy to its Members. LEM and Morgan Stanley, in turn, have certain rights to market excess energy from the Oglethorpe system. All of Oglethorpe's existing generating facilities and power purchase arrangements are available for use by LEM and Morgan Stanley for the term of the respective agreements. Oglethorpe continues to be responsible for all the costs of its system resources but receives revenue from LEM and Morgan Stanley for the use of the resources. (See

"MEMBER REQUIREMENTS AND POWER SUPPLY RESOURCES--General" and "--Power Marketer Arrangements" and Item 3 "LEGAL PROCEEDINGS".)

     Oglethorpe purchases a total of approximately 1,000 MW of power pursuant to power purchase agreements with GPC, Big Rivers Electric Corporation ("Big Rivers"), Entergy Power, Inc. ("EPI"), and Hartwell Energy Limited Partnership ("Hartwell"). (See "MEMBER REQUIREMENTS AND POWER SUPPLY RESOURCES--Power Purchase and Sale Arrangements" and "--Future Power Resources.")

WHOLESALE POWER CONTRACTS

     In connection with the Corporate Restructuring, Oglethorpe and each of the Members entered into substantially similar Amended and Restated Wholesale Power Contracts, dated August 1, 1996 (the "Wholesale Power Contracts"), each of which extends through December 31, 2025. Each Wholesale Power Contract permits a Member to take future incremental power requirements either from Oglethorpe or other sources. (See "THE MEMBERS--Other Power Purchases.") Under its Wholesale Power Contract, a Member is unconditionally obligated on an express "take-or-pay" basis for a fixed allocation of Oglethorpe's costs for its existing generation and purchased power resources, as well as the costs with respect to any future resources in which such Member elects to participate. Each Wholesale Power Contract specifically provides that the Member must make payments whether or not power is delivered and whether or not a plant has been sold or is otherwise unavailable. Oglethorpe is obligated to use its reasonable best efforts to operate, maintain and manage its resources in accordance with prudent utility practices.

     Under the Wholesale Power Contracts, Oglethorpe provides joint planning and resource management services. A Member may separately elect not to have Oglethorpe provide joint power supply planning, resource procurement or bulk power marketing services. Currently, all Members are participating in all joint planning and resource management services. The Contracts also provide for the establishment of a "pool" to operate Oglethorpe and Member resources in a single system dispatch.

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

     See "MEMBER REQUIREMENTS AND POWER SUPPLY RESOURCES" for a description of the Members' demand and energy requirements and the related power supply resources. See also "MEMBER REQUIREMENTS AND POWER SUPPLY RESOURCES--Power Marketer Arrangements--RELATED

AGREEMENTS" regarding supplemental agreements to the Wholesale Power Contracts relating to the power marketer agreements.

ELECTRIC RATES

     Each Member is required to pay Oglethorpe for capacity and energy furnished under its Wholesale Power Contract in accordance with rates established by Oglethorpe. Oglethorpe reviews its rates at such intervals as it deems appropriate but is required to do so at least once every year. Oglethorpe is required to revise its rates as necessary so that the revenues derived from such rates, together with its revenues from all other sources, will be sufficient, but only sufficient to pay all costs of its system, including operating and maintenance costs, the cost of purchased power, the cost of transmission services, and principal and interest on all indebtedness (including capital lease obligations) of Oglethorpe, all costs associated with decommissioning or otherwise retiring any generating facility, to provide for the establishment and maintenance of reasonable reserves, and to enable Oglethorpe to comply with all financial requirements under the Indenture, dated as of March 1, 1997, from Oglethorpe to SunTrust Bank, Atlanta ("SunTrust"), as trustee (as supplemented, the "Mortgage Indenture").

     Under the Mortgage Indenture, Oglethorpe is required, subject to any necessary regulatory approval, to establish and collect rates which are reasonably expected, together with other revenues of Oglethorpe, to yield an MFI Ratio described herein for each fiscal year equal to at least 1.10. Margins for Interest ("MFI") is defined in the Mortgage Indenture to be the sum of net margins of Oglethorpe (which includes revenues of Oglethorpe subject to refund at a later date but excludes provisions for (i) non-recurring charges to income, including the non-recoverability of assets or expenses, except to the extent Oglethorpe determines to recover such charges in rates, and (ii) refunds of revenues collected or accrued subject to refund) plus interest charges, whether capitalized or expensed, on all indebtedness secured under the Mortgage Indenture or by a lien equal or prior to the lien of the Mortgage Indenture, including amortization of debt discount or premium on issuance, but excluding interest charges on indebtedness assumed by GTC ("Interest Charges"), plus any amount included in net margins for accruals for federal or state income taxes imposed on income after deduction of interest expense. MFI takes into account any item of net margin, loss, gain or expenditure of any affiliate or subsidiary of Oglethorpe only if Oglethorpe has received such net margins or gains as a dividend or other distribution from such affiliate or subsidiary or if Oglethorpe has made a payment with respect to such losses or expenditures. "MFI Ratio" is the ratio of MFI to total Interest Charges for a given period. (See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--General--RATES AND REGULATION" in Item 7.)

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

     Under the Mortgage Indenture and related loan contract with the Rural Utilities Service ("RUS"), adjustments to Oglethorpe's rates to reflect changes in Oglethorpe's budgets are not subject to RUS approval, except for any reduction in rates in a fiscal year following a fiscal year in which Oglethorpe has failed to meet the minimum 1.10 MFI Ratio set forth in the Mortgage Indenture. Changes to the rate schedule under the Wholesale Power Contracts are subject to RUS approval. Oglethorpe's rates are not subject to the approval of any other federal or state agency or authority, including the Georgia Public Service Commission (the "GPSC").

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

     In connection with the Corporate Restructuring, GTC succeeded to Oglethorpe's rights in the Integrated Transmission System ("ITS"), which consists of transmission facilities owned by GTC, GPC, MEAG and Dalton. Through agreements, common access to the combined facilities that compose the ITS enables the owners to use their combined resources to make deliveries to or for their respective consumers, to provide transmission service to third parties and to make off-system purchases and sales. The ITS was established in order to obtain the benefits of a coordinated development of the parties' transmission facilities and to make it unnecessary for any party to construct duplicative facilities.

RELATIONSHIP WITH GSOC

     Oglethorpe, the 39 Members and GTC are members of GSOC. GSOC operates the system control center and provides system operations services to the Members, Oglethorpe and GTC. GTC has contracted with GSOC to provide certain transmission system operation services including reliability monitoring, switching operations, and the real-time management of the transmission system.

RELATIONSHIP WITH ENERVISION

     In connection with the Corporate Restructuring, Oglethorpe undertook to remove the costs of its marketing services business from its general rates and recover these costs on a fee-for-service basis. To do so, Oglethorpe created a wholly owned subsidiary, EnerVision, Inc., Tailored Energy Solutions ("EnerVision"), to which it transferred its marketing services business. On October 15, 1998, the senior associates of EnerVision purchased the company from Oglethorpe. EnerVision continues to serve the

Georgia electric cooperatives and also provides services to Oglethorpe and other clients. The sale of EnerVision did not have a material effect on Oglethorpe's financial condition or results of operations.

RELATIONSHIP WITH INTELLISOURCE

     In conjunction with the Corporate Restructuring and as a part of its continuing efforts to reduce costs, Oglethorpe implemented in 1997 a business alliance with Intellisource, Inc., a national provider of outsourcing services. Pursuant to an agreement with Intellisource, approximately 150 support services division employees of Oglethorpe in the areas of accounting, auditing, communications, human resources, facility management, purchasing, telecommunications and information technology became employees of Intellisource. Oglethorpe, GTC and GSOC are key customers of Intellisource and are being served by on-site employees of Intellisource.

RELATIONSHIP WITH GPC

     Oglethorpe's relationship with GPC is a significant factor in several aspects of Oglethorpe's business. GPC is one of Oglethorpe's principal suppliers of purchased power, and Oglethorpe is one of GPC's largest customers. All of Oglethorpe's co-owned generating facilities, except Rocky Mountain, are operated by GPC on behalf of itself as a co-owner and as agent for the other co-owners. GPC and Oglethorpe, through the Members, are competitors in the State of Georgia for electric service to new customers that have a choice of supplier under the Georgia Territorial Electric Service Act, which was enacted in 1973 (the "Territorial Act"). For further information regarding the relationships and agreements with GPC, see "THE MEMBERS--Service Area and Competition," "MEMBER REQUIREMENTS AND POWER SUPPLY RESOURCES--Power Purchase and Sale Arrangements--POWER PURCHASES FROM GPC," and "--Power Purchase and Sale Arrangements--OTHER POWER PURCHASES". Also see "GENERATING FACILITIES--Fuel Supply," "CO-OWNERS OF THE PLANTS AND THE PLANT AGREEMENTS--Co-Owners of the Plants--GEORGIA POWER COMPANY" and "--The Plant Agreements" in Item 2.

RELATIONSHIP WITH RUS

     Historically, federal loan programs administered by RUS have provided the principal source of financing for electric cooperatives. Loans guaranteed by RUS and made by the Federal Financing Bank ("FFB") have been a major source of funding for Oglethorpe. However, in recent years, there have been legislative, administrative and budgetary initiatives intended to reduce or, in some cases, eliminate federal funding for electric cooperatives. In any event, Oglethorpe's management does not anticipate the need for loans guaranteed by RUS well into the future. (See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Financial Condition--CAPITAL REQUIREMENTS" and "--LIQUIDITY AND SOURCES OF CAPITAL" in Item 7.)

     Oglethorpe entered into a loan contract with RUS in connection with the Mortgage Indenture. Under the loan contract, RUS has approval rights over certain significant actions and arrangements, including, without limitation, (i) significant additions to or dispositions of system assets, (ii) significant power purchase and sale contracts, (iii) changes to the Wholesale Power Contracts, including the rate schedule contained therein, (iv) changes to plant ownership and operating agreements and (v) in limited circumstances, issuance of additional secured debt. The extent of RUS's approval rights under the loan contract with Oglethorpe is substantially less than the supervision and control RUS has traditionally exercised over borrowers under its standard loan and security documentation. In addition, the Mortgage Indenture improves Oglethorpe's ability to borrow funds in the public capital markets relative to RUS's standard mortgage. The Mortgage Indenture constitutes a lien on substantially all of the owned tangible and certain intangible property of Oglethorpe.

     See "THE MEMBERS--Members' Relationship with RUS" for a discussion of the impact of changes in the RUS lending program on the Members.

                                   THE MEMBERS

SERVICE AREA AND COMPETITION

     The Members are listed below and include 39 of the 42 electric distribution cooperatives in the State of Georgia.




Altamaha EMC                         Habersham EMC                                Planters EMC
Amicalola EMC                        Hart EMC                                     Rayle EMC
Canoochee EMC                        Irwin EMC                                    Satilla Rural EMC
Carroll EMC                          Jackson EMC                                  Sawnee EMC
Central Georgia EMC                  Jefferson Energy Cooperative, an EMC         Slash Pine EMC
Coastal EMC                          Lamar EMC                                    Snapping Shoals EMC
Cobb EMC                             Little Ocmulgee EMC                          Sumter EMC
Colquitt EMC                         Middle Georgia EMC                           Three Notch EMC
Coweta-Fayette EMC                   Mitchell EMC                                 Tri-County EMC
Excelsior EMC                        Ocmulgee EMC                                 Troup EMC
Flint EMC                            Oconee EMC                                   Upson County EMC
Grady EMC                            Okefenoke Rural EMC                          Walton EMC
GreyStone Power Corporation, an EMC  Pataula EMC                                  Washington EMC


     The Members serve approximately 1.3 million electric consumers (meters) representing approximately 2.9 million people. The Members serve a region covering approximately 40,000 square miles, which is approximately 70% of the land area in the State of Georgia, encompassing 150 of the State's 159 counties. Sales by the Members in 1998 amounted to approximately 23 million megawatt-hours ("MWh"), with approximately 69% to residential consumers, 29% to commercial and industrial consumers and 2% to other consumers. The Members are the principal suppliers for the power needs of rural Georgia. While the Members do not serve any major cities, portions of their service territories are in close proximity to urban areas and are experiencing substantial growth due to the expansion of urban areas, including metropolitan Atlanta, into suburban areas and the growth of suburban areas into neighboring rural areas. The Members have experienced average annual compound growth rates from 1996 through 1998 of 5% in number of consumers, 8% in MWh sales and 7% in electric revenues.

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

     Since 1973, the Territorial Act has allowed limited competition among electric utilities in Georgia by allowing the owner of any new facility located outside of municipal limits and having a connected demand upon initial full operation of 900 kilowatts or greater to receive electric service from the retail supplier of its choice. The Members, with Oglethorpe's support, are actively engaged in competition with other retail electric suppliers for these new commercial and industrial loads. The number of commercial and industrial loads served by the Members continues to increase annually. While the competition for 900-kilowatt loads represents only limited competition in Georgia, this competition has given Oglethorpe and the Members the opportunity to develop resources and strategies to operate in an increasingly competitive market.

     The electric utility industry in the United States is undergoing fundamental change and is becoming increasingly competitive. (See "CERTAIN FACTORS AFFECTING THE ELECTRIC UTILITY INDUSTRY--General" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS--Miscellaneous--COMPETITION" in Item 7.)

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

     Oglethorpe is a membership corporation, and the Members are not subsidiaries of Oglethorpe. Except with respect to the obligations of the Members under each Member's Wholesale Power Contract with Oglethorpe and Oglethorpe's rights under such contracts to receive payment for power and energy supplied, Oglethorpe has no legal interest in, or obligations in respect of, any of the assets, liabilities, equity, revenues or margins of the Members. (See "OGLETHORPE POWER CORPORATION--Wholesale Power Contracts.") The revenues of the Members are not pledged as security to Oglethorpe but are the source from which moneys are derived by the Members to pay for power supplied by Oglethorpe under the Wholesale Power Contracts. Revenues of the Members are, however, pledged under their respective RUS mortgages or loan documents with other lenders.

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

     Snapping Shoals EMC, Mitchell EMC, Troup EMC, Walton EMC, Cobb EMC and Flint EMC have prepaid their RUS indebtedness and are no longer RUS borrowers. Each of these Members now has a rate covenant with its current lender. Other Members may also pursue this option. To the extent that a Member who is not an RUS borrower engages in wholesale sales or transmission in interstate commerce, it would be subject to regulation by the Federal Energy Regulatory Commission ("FERC") under the Federal Power Act.

MEMBERS' RELATIONSHIP WITH RUS

     Through provisions in the loan documents securing loans to the Members, RUS also exercises control and supervision over the Members that borrow from it in such areas as accounting, borrowings, construction and acquisition of facilities, and the purchase and sale of power.

     Historically, federal loan programs providing direct loans from RUS to electric cooperatives have been a major source of funding for the Members. However, in recent years, there have been legislative, administrative and budgetary initiatives intended to reduce or, in some cases, eliminate federal funding for electric cooperatives. In addition, the RUS loan and guarantee programs have been characterized by the imposition of increasingly problematic terms and conditions and extended delays in access to necessary funding. RUS has adopted new standard forms of mortgages and loan contracts for distribution borrowers, the stated purpose of which is to update and modernize the loan and security documentation employed by RUS. Distribution borrowers are required to adopt these new forms as a condition to receiving new loans from RUS.

     Recent changes and proposals for further changes have made the direct loan program administered by RUS more costly. The Rural Electrification Loan Restructuring Act of 1993 eliminated the long-standing 5% loan program and substituted a new program, the interest rates for which are based on rates being paid on municipal bonds with comparable maturities. Certain borrowers with either low consumer density or higher-than-average rates and lower-than-average consumer income are still eligible for special loans at 5%. The President's budget proposal for fiscal year 2000 includes a reduction under these loan programs, and replacement with a new program with interest rates based on Treasury rates. However, no legislation has yet been introduced to implement this proposed program. The future cost, availability and amount of RUS direct and guaranteed loans which may be available to the Members cannot be predicted.

MEMBERS' RELATIONSHIPS WITH GTC AND GSOC

     For information about the Members' relationships with GTC and GSOC, see "OGLETHORPE POWER CORPORATION--Relationship with GTC" and "--Relationship with GSOC."

CONTRACTS WITH SEPA

     In addition to energy received from Oglethorpe under the Wholesale Power Contracts, the Members purchase hydroelectric power under contracts with SEPA. In 1998, the aggregate SEPA allocation to the

Members was 523 MW plus associated energy, representing approximately 9% of total Member peak demand and approximately 5% of total Member energy requirements. New 20-year contracts between each of the Members and SEPA were effective as of October 1, 1996. The provisions of the new contracts are essentially the same as the prior contracts with a few exceptions. Each Member must schedule its energy allocation, and each Member has designated Oglethorpe to perform this function. Pursuant to a separate agreement, Oglethorpe will schedule, through GSOC, the Members' SEPA power deliveries. Further, each Member may be required, if certain conditions are met, to contribute funds for capital improvements for Corps of Engineers projects from which its allocation is derived in order to retain the allocation. GTC delivers the Members' SEPA purchases under its network tariff and contract with each Member. The amount of capacity and energy available from SEPA is not expected to increase in an amount sufficient to serve a material portion of the projected growth in the Members' requirements. (See "OGLETHORPE POWER CORPORATION--Wholesale Power Contracts" and "MEMBER REQUIREMENTS AND POWER SUPPLY RESOURCES--Member Demand and Energy Requirements" and the table thereunder.)

     During 1996, legislative proposals were made that would have resulted in the privatization of several of the federal power marketing administrations, in particular SEPA. Ultimately, no proposal for the privatization of the power marketing administrations was passed by Congress. The President's Budget for fiscal year 2000 does not include any proposals to privatize the federal power marketing administrations. The ultimate outcome of this issue in Congress cannot be predicted with certainty.

OTHER POWER PURCHASES

     Under the Wholesale Power Contracts, a Member may choose to supply all or a portion of its future requirements with purchases from suppliers other than Oglethorpe. A new entity, Smarr EMC, was formed in 1998 by 36 of the Members to construct and own a 217 MW combustion turbine facility. Commercial operation of this facility is scheduled for June 1999. Construction and operation management services are currently being provided by Oglethorpe. Smarr EMC, or similar entities, may also construct and own future generation facilities, including 500 MW of combustion turbine capacity currently under consideration by the Members.

     In addition, two Members have an arrangement that provides for the construction of 90 MW of combustion turbine capacity for commercial operation by the summer of 1999.

     All of these combustion turbines are currently anticipated to be dispatched in the Oglethorpe pool. (See "OGLETHORPE POWER CORPORATION--Wholesale Power Contracts.")

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

MEMBER DEMAND AND ENERGY REQUIREMENTS

     The following table shows the aggregate peak demand and energy requirements of the Members for the years 1996 through 1998, and also shows the amounts of such requirements supplied by Oglethorpe and SEPA. From 1996 through 1998, demand and energy requirements increased at an average annual compound growth rate of 7.3% and 8.5%, respectively.


                                      DEMAND (MW)                               ENERGY REQUIREMENTS (MWH)
                    -----------------------------------------       ---------------------------------------------
                         TOTAL       SUPPLIED BY   SUPPLIED BY         TOTAL           SUPPLIED BY    SUPPLIED BY
                    REQUIREMENTS(1)  OGLETHORPE(2)   SEPA (3)          REQUIREMENTS      OGLETHORPE (2)  SEPA (3)
                    ---------------  -----------  ------------      ------------      --------------  -----------

1996...............       5,045         4,503           542             20,793,864       19,807,101        986,763
1997...............       5,252         4,729           523             21,648,366       20,664,786        983,580
1998...............       5,812         5,289           523             24,500,536       23,315,950      1,184,586

-------------

(1) System peak demand of the Members measured at the Members' delivery points (net of system losses).
(2) Includes purchased power. (See "Power Marketer Arrangements," "Power Purchase and Sale Arrangements--POWER PURCHASES FROM GPC" and "--OTHER POWER PURCHASES" herein.)
(3) Supplied by SEPA through contracts with the Members. (See "THE MEMBERS--Contracts with SEPA.") Under the SEPA contracts effective
     October 1, 1996, the SEPA capacity allocation has been reduced by approximately 3.7% for losses.

     In 1998, Cobb EMC and Jackson EMC accounted for approximately 12.8% and 11.4% of Oglethorpe's total revenues, respectively. None of the other Members accounted for as much as 10% of Oglethorpe's total revenues in 1998. Due to greater than average growth rates, certain of Oglethorpe's customers, including its larger customers such as Cobb EMC and Jackson EMC, have historically accounted for an increasing percentage of Oglethorpe's total revenues. However, under the Wholesale Power Contracts, a Member may choose to supply all or a portion of its future requirements with purchases from other suppliers. (See "OGLETHORPE POWER CORPORATION--Wholesale Power Contracts.") Although the Members have contracted for significant portions of their anticipated future needs by participating in Oglethorpe's power marketer agreements, certain of the Members' future needs during the terms of the power marketer agreements could still be purchased from other suppliers. (See "Power Marketer Arrangements" and "Future Power Resources" herein and "THE MEMBERS--Other Power Purchases.")

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

     LEM AGREEMENTS

     Effective January 1, 1997, Oglethorpe entered into power marketer agreements for 50% of the load requirements of the Members with LEM, an indirect, wholly owned subsidiary of LG&E Power Inc., a Delaware corporation ("LPI"), and of LG&E Energy Corp. ("LG&E"), which is a diversified energy services company headquartered in Louisville, Kentucky. Under the agreements, LEM is obligated to deliver, and Oglethorpe is obligated to take, approximately 50% of the load requirements of the participating Members less the load requirements for certain customers who have the right to choose electric suppliers, plus 50% of the delivery obligations under Oglethorpe's existing firm power off-system sale contracts. For certain smaller customer choice loads, LEM is obligated to deliver, if Oglethorpe requests, 50% of the associated load requirements. Oglethorpe has the option of purchasing the energy requirements for any customer choice load from another supplier. Oglethorpe is obligated to sell and LEM is obligated to buy 50% of the output of each participating Member's PCR share of the "must run" units (primarily nuclear units). Oglethorpe is also obligated to make available the same share of all other resources, which LEM may schedule. LEM does not have the right to the output of upgrades to these resources. LEM pays Oglethorpe the costs associated with the energy taken, subject to certain adjustments. Oglethorpe must pay LEM a contractually specified price for each MWh purchased.

     The LEM agreement relating to 37 of the 39 Members has a term extending through 2011. With one year's notice, Oglethorpe has the right to terminate the LEM agreement beginning in 2002. With 18 months' notice, LEM has the right to terminate the LEM agreement beginning in 2005. The LEM agreement relating to the other two Members has a term extending through 1999.

     At the request of LEM, the parties have discussed the future of these arrangements. LEM also has initiated the contractually defined binding arbitration process as to certain load projections provided by Oglethorpe to LEM in connection with the execution of the larger of the two agreements. Oglethorpe continues to receive power under the LEM agreements and believes the agreements are enforceable against LEM and LG&E (with respect to the agreement relating to the 37 Members) and LPI (with respect to the agreement relating to the other two Members). Even so, given LG&E's announced intention to discontinue its merchant energy trading and sales business, instead of performing itself, LEM could, with consent of Oglethorpe and RUS, make alternative arrangements, including assigning performance to an acceptable third party, or otherwise make Oglethorpe whole from any damages incurred as a result of termination. Oglethorpe believes that LEM, LG&E and LPI have the ability, financial and otherwise, to perform their obligations under these agreements.

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

     LG&E is subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and, in accordance therewith, files reports and other information with the Commission.

     MORGAN STANLEY AGREEMENT

     Effective May 1, 1997, Oglethorpe entered into a power marketer agreement with Morgan Stanley with respect to 50% of the Members' forecasted load requirements. The agreement obligates Oglethorpe to purchase fixed quantities of energy at fixed prices. Each Member selected a term for its obligation, as well as the portion of its then forecasted requirements to be purchased as a fixed quantity. Oglethorpe is obligated to sell and Morgan Stanley is obligated to buy 50% of the output, in contractually fixed amounts, of each Member's PCR share (for the term and portion selected) of the "must run" units (primarily nuclear units). Oglethorpe is also obligated to make available the same share of all other resources, in contractually fixed amounts, which Morgan Stanley may schedule for each 24-hour day. This schedule is set the day prior based on availability limitations in the contract. Morgan Stanley pays a contractually fixed amount each month and an amount for the scheduled energy based on contractually fixed prices. The agreement has a term extending to March 31, 2005, but the purchases for certain Members decline to zero prior to that date. Oglethorpe plans to manage the portion of the system resources covered by the Morgan Stanley agreement through scheduling and dispatching such resources. Oglethorpe will also make purchases and sales to balance the fixed purchase obligation against the actual requirements and to optimize the use of the resources after receiving the daily schedule from Morgan Stanley.

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

     Each Member has approved the agreements with LEM and Morgan Stanley as "future resources" under the Wholesale Power Contracts. Accordingly, each Member has a PCR for each of the LEM and Morgan Stanley agreements and all costs incurred by Oglethorpe under such agreements are recovered from the Members under the Wholesale Power Contracts on a joint and several basis. To this extent, the

Members have elected, under the Wholesale Power Contracts, to purchase a substantial portion of their future requirements from Oglethorpe. (See "Future Power Resources" herein and "OGLETHORPE POWER CORPORATION--Wholesale Power Contracts.")

POWER PURCHASE AND SALE ARRANGEMENTS

     POWER PURCHASES FROM GPC


     Oglethorpe purchases 500 MW of capacity and associated energy from GPC on a take-or-pay basis under the Block Power Sale Agreement ("BPSA"), which extends through December 31, 2003. The capacity purchases under the BPSA are from three Component Blocks (as defined in the BPSA), composed of one Component Block of 250 MW (coal-fired units) and two Component Blocks of 125 MW each (combustion turbine units). The capacity in one or more Component Blocks may, however, be less than the MW stated above, as the result of scheduled retirement of units or retirements due to force majeure events. Although Oglethorpe may not increase its capacity purchases under the BPSA, it may reduce or extend its purchases of one or more Component Blocks upon proper notice to GPC. Oglethorpe has given notice of its intent to reduce its purchases by the 250 MW Component Block (coal-fired units) effective September 1, 1999 and by one 125 MW Component Block (combustion turbine units) effective September 1, 2000. Also, pursuant to its long-term power marketer agreements with LEM, Oglethorpe has committed to reduce its purchases from GPC by the remaining Component Block as permitted under the BPSA and thus will no longer purchase any energy under the BPSA effective September 1, 2001. However, see "Future Power Resources" herein for a discussion of a replacement for the BPSA.


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

     In addition to the purchases from GPC, Big Rivers, EPI and Hartwell, Oglethorpe also purchases small amounts of capacity and energy from "qualifying facilities" under the Public Utility Regulatory Policies Act of 1978 ("PURPA"). Under a waiver order from FERC, Oglethorpe historically made all purchases the Members would have otherwise been required to make under PURPA and Oglethorpe was relieved of its obligation to sell certain services to "qualifying facilities" so long as the Members make those sales. Oglethorpe historically provided the Members with the necessary services to fulfill these sale obligations. Purchases by Oglethorpe from such qualifying facilities provided 0.2% of Oglethorpe's energy requirements for the Members in 1998. As a result of the Corporate Restructuring, the Members may make such purchases in the future instead of Oglethorpe.

     LONG-TERM POWER SALES

     Oglethorpe has an agreement to sell 100 MW of base capacity to Alabama Electric Cooperative beginning June 1, 1998, and extending through December 31, 2005. During the term of the power marketer agreements, LEM and Morgan Stanley will be responsible for supplying Oglethorpe with sufficient power to fulfill this power sale.

     OTHER POWER SYSTEM ARRANGEMENTS


     Oglethorpe has interchange, transmission and/or short-term capacity and energy purchase or sale agreements with over 80 utilities, power marketers and other power suppliers. The agreements provide variously for the purchase and/or sale of capacity and energy and/or for the purchase of transmission service. The development of and access to the ITS and the interconnections with other utilities are key elements in Oglethorpe's ability to make off-system sales and purchases through its transmission contract with GTC and to compete in an increasingly competitive market.


FUTURE POWER RESOURCES


     Although the existing long-term power marketer arrangements with LEM and Morgan Stanley were designed to provide substantially all of the Members' requirements during their contract terms, Oglethorpe will continue to offer planning services for requirements beyond the contract terms as well as for evaluation of contract options and balancing of actual requirements against fixed purchase obligations. Consequently, Oglethorpe has forecasted that peak requirements for the Members will exceed contracted purchases over the next several years and issued a request for proposals for an aggregate of 100 MW to 1,100 MW to supply these additional requirements.


     As a result of this process, arrangements have been made to acquire or construct additional capacity beginning in 1999. A combustion turbine plant is currently under construction by Smarr EMC, a new cooperative formed by 36 of the Members, and is scheduled for commercial operation by June 1999. Oglethorpe has also procured an option to construct a 500 MW combustion turbine facility by the summer of 2000 for the benefit of the Members, who are currently considering participation in these turbines, either through Smarr EMC or a similar entity. See "THE MEMBERS--Other Power Purchases" for a discussion of capacity purchased by the Members from sources other than Oglethorpe.


     Oglethorpe has also signed an agreement with GPC to replace the remaining 500 MW of the BPSA through March 31, 2006. This agreement, to be effective
April 1, 1999, is contingent on sufficient Member participation. The contract also includes 250 MW for a one-year period beginning June 1, 1999, contingent on sufficient Member participation. Upon the effectiveness of this agreement, the BPSA will be terminated.


     Oglethorpe expects to sign additional short-term contracts for peaking power and may also contract for or otherwise acquire additional capacity.

             CERTAIN FACTORS AFFECTING THE ELECTRIC UTILITY INDUSTRY

GENERAL

     The electric utility industry has been and in the future will continue to be affected by a number of factors which could have an impact on the financial condition of an electric utility such as Oglethorpe. These factors likely would affect individual utilities in different ways. Such factors include, among others: (i) the transition to increasing competition in the generation of electricity and the corresponding increase in competition from other suppliers of electricity, (ii) fluctuations in the market price for electricity, (iii) effects of compliance with changing environmental, licensing and regulatory requirements, (iv) regulatory and other changes in national and state energy policy, including open access transmission, (v) uncertain access to low cost capital for replacement of aging fixed assets, (vi) increases in operating costs, including the cost of fuel for the generation of electric energy, (vii) uncertain recovery of the cost of existing facilities, (viii) fluctuations in demand, including rates of load growth and changes in competitive market share,
(ix) unbundling of services and corresponding corporate and functional restructurings by electric utility companies, and (x) the effects of conservation and energy management on the use of electric energy. These factors present an increasing challenge to companies in the electric utility industry, including Oglethorpe and the Members, to reduce costs, improve the management of resources and respond to the changing environment. (See "Environmental and Other Regulation" herein, "OGLETHORPE POWER CORPORATION--Corporate Restructuring," "MEMBER REQUIREMENTS AND POWER SUPPLY RESOURCES--General" and "--Power Purchase and Sale Arrangements--OTHER POWER PURCHASES" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Miscellaneous--COMPETITION" in Item 7.)

COMPETITION

     The electric utility industry in the United States is undergoing fundamental change and is becoming increasingly competitive. (See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS--Miscellaneous--COMPETITION" in Item 7.)

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


     A number of recently finalized regulations, proposed regulations, petitions and on-going studies could result in more stringent controls on all emissions, including utility emissions. The most significant of these appear to be the following. First, because nitrogen oxides are considered to be a precursor to ozone, coupled with the fact that metropolitan Atlanta is classified as a "serious nonattainment area" under the one hour ozone National Ambient Air Quality Standards ("NAAQS"), EPA and the State of Georgia may impose further limits on emissions of nitrogen oxides at Plants Wansley and Scherer. Second, EPA has tightened the NAAQS for both ozone and particulate matter, an action that could affect any source that emits nitrogen oxides and sulfur dioxide, including utility units. Court challenges to both standards are continuing. Third, EPA has issued a regulation calling for regional reductions in nitrogen oxides emissions from 22 states, including Georgia, and the District of Columbia. The regulation imposes a fixed cap on nitrogen oxides emissions from such states, beginning in the year 2003. Although states remain free to choose the sources on which to impose reductions needed to stay below the cap, indications are that Georgia will require large fossil fuel-fired units, including those at Plants Wansley and Scherer, to participate in achieving the required reductions. In the regulation, EPA recommends that all affected states participate in a nitrogen oxides allowance trading program that would be similar to the sulfur dioxide program discussed above. Such a program would allow for the trading, banking and selling of nitrogen oxides allowances throughout the 22-state region and the District of Columbia and could affect the level of controls needed at specific utility units like those at Plants Wansley or Scherer. EPA's regulation has been appealed and Georgia's implementation plan, which has not yet been finalized, may also be challenged. Therefore, it is not yet known what controls, if any, will be needed at Plants Wansley and/or Scherer to comply with this regional nitrogen oxides reduction program. Fourth, EPA has proposed a new regional haze program, an action that could affect any source that emits nitrogen oxides or sulfur dioxide and that may contribute to the degradation of visibility in mandatory federal Class I areas, including utility units. Fifth, EPA has proposed that certain nitrogen oxides reductions be made in upwind states, in response to petitions filed by various Northeastern states under the Clean Air Act, asking for more stringent nitrogen oxides limits on sources in such upwind states. Although Georgia was named in one of these petitions, EPA's preliminary finding is that Georgia is not significantly contributing to nonattainment in any of the petitioning states. EPA has not made a final determination, however, regarding these petitions. Sixth, although EPA had decided not to impose a new NAAQS for sulfur dioxide, that decision has been remanded (after appeal) to EPA for further rulemaking, so it is still possible that a new short-term standard for sulfur dioxide could be established. Finally, the 1990 Amendments require that several studies be conducted regarding the health effects from power plant emissions of certain hazardous air pollutants. These studies, which have now been completed, indicate that further research is needed before decisions can be made on whether additional controls of utility emissions of such pollutants are necessary.


     Depending on the final outcome of these developments, and the implementation approach selected by EPA and the State of Georgia, significant capital expenditures and increased operation expenses could be incurred by Oglethorpe for the continued operation of Plants Wansley and/or Scherer. The power marketer arrangements generally do not provide for the recovery from the power marketers of increased environmental costs. (See "MEMBER REQUIREMENTS AND POWER SUPPLY RESOURCES--Power Marketer Arrangements.") Because of the uncertainty associated with these various developments, Oglethorpe cannot now predict the effect that any of these potential requirements may have on the operations of Plants Wansley and Scherer.

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


     Pursuant to the Nuclear Waste Policy Act of 1982, as amended, the Federal government has the regulatory responsibility for the final disposition of commercially produced high-level radioactive waste materials, including spent nuclear fuel. Such Act requires the owner of nuclear facilities to enter into disposal contracts with the Department of Energy ("DOE") for such material. These contracts require each such owner to pay a fee, which is currently one dollar per MWh for the net electricity generated and sold by each of its reactors. Oglethorpe is a party to agreements with DOE regarding Plants Hatch and Vogtle. Plants Hatch and Vogtle currently have on-site spent fuel storage capacity. Based on normal operations and retention of all spent fuel in the reactor, it is anticipated that existing on-site pool capacity would be sufficient until 2003 and 2017, respectively, to accept the number of spent fuel assemblies that would normally be removed from the reactor during a refueling. Contracts with DOE have been executed to provide for the permanent disposal of spent nuclear fuel produced at Plants Hatch and Vogtle. DOE failed to begin disposing of spent fuel in January 1998 as required by the contracts, and GPC, as agent for the co-owners of the plants, is pursuing legal remedies against DOE for breach of contract. If DOE does not begin receiving the spent fuel from Plant Hatch in 2003 or from Plant Vogtle in 2017, alternative methods of spent fuel storage will be needed. Activities for adding dry cask storage capacity at Plant Hatch by 2000 are in progress. (See Note 1 of Notes to Financial Statements regarding nuclear fuel cost in Item 8.)


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

ITEM 2.  PROPERTIES

                              GENERATING FACILITIES
GENERAL

     The following table sets forth certain information with respect to the generating facilities in which Oglethorpe currently has ownership or leasehold interests, all of which are in commercial operation. Plant Hatch, Plant Vogtle, Plant Wansley and Scherer Unit No. 1 and Scherer Unit No. 2 are co-owned by Oglethorpe, GPC, MEAG and Dalton. GPC is the operating agent for each of these co-owned plants. Rocky Mountain is co-owned by Oglethorpe and GPC, and Oglethorpe is the operating agent. Oglethorpe is the sole owner of Tallassee. (See "CO-OWNERS OF THE PLANTS AND THE PLANT AGREEMENTS--The Plant Agreements.")


                                                                   OGLETHORPE'S
                                                                     SHARE OF
                                                                    NAMEPLATE       COMMERCIAL        LICENSE
                                            TYPE OF    PERCENTAGE    CAPACITY        OPERATION      EXPIRATION
FACILITIES                                   FUEL      INTEREST        (MW)             DATE            DATE
----------                                  ---------- ----------  ----------       ----------      ----------

Plant Hatch (near Baxley, Ga.)
   Unit No. 1........................     Nuclear         30             243.0         1975           2014
   Unit No. 2........................     Nuclear         30             246.0         1979           2018
Plant Vogtle (near Waynesboro, Ga.)
   Unit No. 1........................     Nuclear         30             348.0         1987           2027
   Unit No. 2........................     Nuclear         30             348.0         1989           2029
Plant Wansley (near Carrollton, Ga.)
   Unit No. 1........................       Coal          30             259.5         1976          N/A(1)
   Unit No. 2........................       Coal          30             259.5         1978          N/A(1)
   Combustion Turbine................       Oil           30              14.8         1980          N/A(1)
Plant Scherer (near Forsyth, Ga.)
   Unit No. 1........................       Coal          60             490.8         1982          N/A(1)
   Unit No. 2........................       Coal          60             490.8         1984          N/A(1)
Tallassee (near Athens, Ga.).........      Hydro         100               2.1         1986           2023
Rocky Mountain (near Rome, Ga.)......      Pumped
                                          Storage
                                           Hydro        74.61            632.5         1995           2027
                                                                       -------
   Total Ownership                                                     3,335.0
                                                                       -------
                                                                       -------

----------------

(1) Coal-fired units and combustion turbines do not operate under operating licenses similar to those granted to nuclear units by the Nuclear Regulatory Commission and to hydroelectric plants by FERC.

PLANT PERFORMANCE

     The following table sets forth certain operating performance information of each of the major generating facilities in which Oglethorpe currently has ownership or leasehold interests:


                                         EQUIVALENT AVAILABILITY(1)             CAPACITY FACTOR(2)
                                       ----------------------------         -------------------------
          UNIT                         1998       1997       1996           1998       1997      1996
          ----                         ----       ----       ----           ----       ----      ----
          Plant Hatch
             Unit No. 1...........      100%        86%      83%              99%        86%     83%
             Unit No. 2...........       81         85       97               81         84      99
          Plant Vogtle
             Unit No. 1...........      100         81       80              102         81      80
              Unit No. 2..........       82        100       88               82        101      89
          Plant Wansley
             Unit No. 1...........       86         91       88               56         62      58
             Unit No. 2...........       92         92       91               50         59      62
          Plant Scherer
             Unit No. 1...........       93         76       92               70         57      74
             Unit No. 2...........       89         99       84               75         84      72
          Rocky Mountain(3)
             Unit No. 1...........       90         96       94               24         20      15
             Unit No. 2...........       95         96       95               13         13      13
             Unit No. 3...........       94         97       95               22         19      10

----------------

(1) Equivalent Availability is a measure of the percentage of time that a unit was available to generate if called upon, adjusted for periods when the unit is partially derated from the "maximum dependable capacity" rating.
(2) Capacity Factor is a measure of the output of a unit as a percentage of the maximum output, based on the "maximum dependable capacity" rating, over the period of measure.
(3) As a pumped storage plant, Rocky Mountain primarily operates as a peaking plant, which results in a low capacity factor.

     The nuclear refueling cycle for Plants Hatch and Vogtle exceeds twelve months. Therefore, in some calendar years the units at these plants are not taken out of service for refueling, resulting in higher levels of equivalent availability and capacity factor.

FUEL SUPPLY

     COAL. Coal for Plant Wansley is currently purchased under long-term contracts and in spot market transactions. As of February 28, 1999, there was a 57-day coal supply at Plant Wansley based on nameplate rating.

     Low-sulfur "compliance" coal for Scherer Units No. 1 and No. 2 is purchased under long-term contracts and in spot market transactions. As of February 28, 1999, the coal stockpile at Plant Scherer contained a 46-day supply based on nameplate rating. During 1994, Plant Scherer was converted to burn both sub-bituminous and bituminous coals, and a separate stockpile of sub-bituminous coal is maintained in addition to the stockpile of bituminous coal.

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

     To take advantage of these changes at Plants Scherer and Wansley, Oglethorpe formed a wholly owned subsidiary, Black Diamond Energy, Inc., to acquire rail cars. This subsidiary has purchased or leased approximately 300 rail cars. Oglethorpe entered into 15-year leases with this subsidiary which obligates Oglethorpe to pay all of the ownership and operating expenses of the subsidiary relating to the respective rail cars during each lease term.

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


                         NUCLEAR                           COAL-FIRED                  PUMPED STORAGE
              ----------------------------      ---------------------------------      ---------------
                  PLANT           PLANT               PLANT         SCHERER UNITS           ROCKY
                  HATCH          VOGTLE              WANSLEY        NO. 1 & NO. 2         MOUNTAIN         TOTAL
              -----------    --------------     --------------    ----------------     ---------------     -----
                %    MW(1)     %     MW(1)         %      MW(1)      %       MW(1)       %      MW(1)      MW(1)
              -----  -----   -----   -----       -----    -----    -----     -----     -----    -----      -----

Oglethorpe... 30.0    489    30.0     696        30.0      519      60.0      982      74.61    633       3,319
GPC.......... 50.1    817    45.7   1,060        53.5      926       8.4      137      25.39    215       3,155
MEAG......... 17.7    288    22.7     527        15.1      261      30.2      494       --     --         1,570
Dalton.......  2.2     36     1.6      37         1.4       24       1.4       23       --     --           120
               ---   ----    ----    ----       -----   ------     -----    -----     ------    ---         ---


Total.....   100.0  1,630   100.0   2,320       100.0    1,730     100.0    1,636     100.00    848       8,164
             -----  -----   -----   -----       -----    -----     -----    -----     ------    ---       -----
             -----  -----   -----   -----       -----    -----     -----    -----     ------    ---       -----


----------
(1)  Based on nameplate ratings.


     GEORGIA POWER COMPANY


     GPC is a wholly owned subsidiary of The Southern Company, a registered holding company under the Public Utility Holding Company Act, and is engaged primarily in the generation and purchase of electric energy and the transmission, distribution and sale of such energy within the State of Georgia at retail in over 600 communities (including Athens, Atlanta, Augusta, Columbus, Macon, Rome and Valdosta), as well as in rural areas, and at wholesale to Oglethorpe, MEAG and two municipalities. GPC is the largest supplier of electric energy in the State of Georgia. (See "OGLETHORPE POWER CORPORATION--Relationship with GPC" in Item 1.) GPC is subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and, in accordance therewith, files reports and other information with the Commission.


     MUNICIPAL ELECTRIC AUTHORITY OF GEORGIA

     MEAG, an instrumentality of the State of Georgia, was created for the purpose of providing electric capacity and energy to those political subdivisions of the State of Georgia that owned and operated electric distribution systems at that time. MEAG, also known as MEAG Power, has entered into power sales contracts with each of 48 cities and one county in the State of Georgia. Such political subdivisions, located in 39 of the State's 159 counties, collectively serve approximately 276,000 electric customers.

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

     SALE AND LEASEBACK TRANSACTIONS. In 1985, in four transactions, Oglethorpe sold its entire 60% undivided ownership interest in Scherer Unit No. 2 to four separate owner trusts (the "Lessors") established by four different institutional investors (the "Sale and Leaseback Transaction"). (See Note 4 of Notes to Financial Statements in Item 8.) Oglethorpe retained all of its rights and obligations as a Participant under the Ownership and Operating Agreements relating to Scherer Unit No. 2 for the term of the leases. Oglethorpe's leases expire in 2013, with options to renew for a total of 8.5 years. (In the following discussion, references to Participants "owning" a specified percentage of interests include Oglethorpe's rights as a deemed owner with respect to its leased interests in Scherer Unit No. 2.)

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

     ROCKY MOUNTAIN

     Oglethorpe's rights and obligations with respect to Rocky Mountain are contained in several contracts between Oglethorpe and GPC, the co-owners of Rocky Mountain (the "Co-Owners"). Pursuant to Rocky Mountain Pumped Storage Hydroelectric Ownership Participation Agreement, by and between Oglethorpe and GPC (the "Rocky Mountain Ownership Agreement"), Oglethorpe owns a 74.61% undivided interest in Rocky Mountain and GPC, 25.39%. In connection with this acquisition, Oglethorpe and GPC also entered into the Rocky Mountain Pumped Storage Hydroelectric Project Operating Agreement (the "Rocky Mountain Operating Agreement").

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

     In late 1996 and early 1997, Oglethorpe completed lease transactions for its 74.61% undivided ownership interest in Rocky Mountain. The lease transactions are characterized as a sale and leaseback for income tax purposes, but not for financial reporting purposes. Under the terms of these transactions, Oglethorpe leased the facility to three institutional investors for the useful life of the facility, who in turn leased it back to Oglethorpe for a term of 30 years. Oglethorpe will continue to control and operate Rocky Mountain during the leaseback term, and it intends to exercise its fixed price purchase option at the end of the leaseback period so as to retain all other rights of ownership with respect to the plant if it is advantageous for Oglethorpe to exercise such option.

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

     LEM has initiated a binding arbitration process as to certain load projections provided by Oglethorpe to LEM in connection with the execution of certain of the power marketer agreements between LEM and Oglethorpe. (See "MEMBER REQUIREMENTS AND POWER SUPPLY RESOURCES--Power Marketer
Arrangements--LEM AGREEMENTS" in Item 1 for a discussion of the LEM Agreements and the future of these power marketer arrangements.)


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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS Not Applicable.

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents selected historical financial data of Oglethorpe. The financial data presented as of the end of and for each year in the five-year period ended December 31, 1998, have been derived from the audited financial statements of Oglethorpe. Due to the Corporate Restructuring, the results of operations and financial condition reflect operations as a combined power supply, transmission and system operations company through March 31, 1997, and operations solely as a power supply company thereafter. These data should be read in conjunction with the financial statements of Oglethorpe and the notes thereto included in Item 8, "OGLETHORPE POWER CORPORATION - Corporate Restructuring" in Item 1 and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" in Item 7.


                                                                     (dollars in thousands)
                                                   1998           1997          1996        1995        1994
Operating revenues:
   Sales to Members........................     $ 1,095,904    $1,000,319    $1,023,094   $1,030,797   $  930,875
   Sales to non-Members....................          48,263        47,533        78,343      118,764      125,207
                                                -----------    ----------    ----------   ----------   -----------
Total operating revenues...................       1,144,167     1,047,852     1,101,437    1,149,561    1,056,082
                                                -----------    ----------    ----------   ----------   -----------
Operating expenses:
   Fuel....................................         191,399       206,315       206,524      219,062      203,444
   Production..............................         198,378       181,923       173,497      175,777      170,880
   Purchased power.........................         387,662       266,875       229,089      264,844      227,477
   Depreciation and amortization...........         124,074       126,730       163,130      139,024      131,056
   Other operating expenses................             -           6,334        46,448       42,177       35,818
                                                -----------    ----------    ----------   ----------   -----------
Total operating expenses...................         901,513       788,177       818,688      840,884      768,675
                                                -----------    ----------    ----------   ----------   -----------
Operating margin...........................         242,654       259,675       282,749      308,677      287,407
Other income, net..........................          42,293        46,646        65,334       33,710       40,795
Net interest charges.......................        (263,867)     (283,916)     (326,331)    (320,129)    (305,120)
                                                -----------    ----------    ----------   ----------   -----------
Net margin.................................     $    21,080    $   22,405    $   21,752    $  22,258   $   23,082
                                                -----------    ----------    ----------   ----------   -----------
                                                -----------    ----------    ----------   ----------   -----------
Electric plant, net:
   In service..............................     $ 3,429,704    $3,588,204    $4,345,200   $4,436,009   $3,980,439
   Construction work in progress...........          20,948        13,578        31,181       35,753      538,789
                                                -----------    ----------    ----------   ----------   -----------
                                                $ 3,450,652    $3,601,782    $4,376,381   $4,471,762   $4,519,228
                                                -----------    ----------    ----------   ----------   -----------
                                                -----------    ----------    ----------   ----------   -----------
Total assets...............................     $ 4,506,265    $4,509,857    $5,362,175   $5,438,496   $5,346,330
                                                -----------    ----------    ----------   ----------   -----------
                                                -----------    ----------    ----------   ----------   -----------
Capitalization:
   Long-term debt..........................     $ 3,177,883    $3,258,046    $4,052,470   $4,207,320   $4,128,080
   Obligation under capital leases.........         282,299       288,638       293,682      296,478      303,749
   Other obligations.......................          55,755        52,176        41,685         -             -
   Patronage capital and membership fees...         352,701       330,509       356,229      338,891      309,496
                                                -----------    ----------    ----------   ----------   -----------
                                                $ 3,868,638    $3,929,369    $4,744,066   $4,842,689   $4,741,325
                                                -----------    ----------    ----------   ----------   -----------
                                                -----------    ----------    ----------   ----------   -----------

Property additions.........................     $    43,904    $   63,527    $   93,704   $  138,921   $  206,345
                                                -----------    ----------    ----------   ----------   -----------
                                                -----------    ----------    ----------   ----------   -----------
Energy supply (megawatt-hours):
   Generated...............................      17,781,896    17,722,059    17,866,143  18,402,839    16,924,038
   Purchased...............................       8,544,714     6,377,643     6,606,931   5,738,634     4,381,087
                                                -----------    ----------    ----------   ----------   -----------
   Available for sale......................      26,326,610    24,099,702    24,473,074  24,141,473    21,305,125
                                                -----------    ----------    ----------   ----------   -----------
                                                -----------    ----------    ----------   ----------   -----------
Member revenue per kWh sold................      4.70(cent)    4.83(cent)    5.11(cent)   5.53(cent)    5.65(cent)
                                                -----------    ----------    ----------   ----------   -----------
                                                -----------    ----------    ----------   ----------   -----------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL

   CORPORATE RESTRUCTURING

   Oglethorpe Power Corporation (Oglethorpe) and its 39 electric distribution cooperative members (Members) completed a corporate restructuring (the Corporate Restructuring) in 1997 in which Oglethorpe was divided into three separate operating companies. Oglethorpe's transmission business was sold to, and is now owned and operated by, Georgia Transmission Corporation (GTC). Oglethorpe's system operations business was sold to, and is now owned and operated by, Georgia System Operations Corporation (GSOC). (See Note 11 of Notes to Financial Statements.) Oglethorpe continues to operate its power supply business and retains all of its owned and leased generation assets.

   In connection with the Corporate Restructuring, Oglethorpe undertook to remove the costs of its marketing services business from its general rates and recover these costs on a fee-for-service basis. To do so, Oglethorpe created a wholly owned subsidiary, EnerVision, Inc., Tailored Energy Solutions (EnerVision) to which it transferred its marketing services business. On October 15, 1998, the senior associates of EnerVision purchased the company from Oglethorpe. EnerVision continues to serve the Georgia electric cooperatives and also provides services to Oglethorpe and other clients. The sale of EnerVision did not have a material effect on Oglethorpe's financial condition or results of operations.

   MARGINS AND PATRONAGE CAPITAL

   Oglethorpe operates on a not-for-profit basis and, accordingly, seeks only to generate revenues sufficient to recover its cost of service and to generate margins sufficient to establish reasonable reserves and meet certain financial coverage requirements. Revenues in excess of current period costs in any year are designated as net margin in Oglethorpe's statements of revenues and expenses and patronage capital. Retained net margins are designated on Oglethorpe's balance sheets as patronage capital, which is allocated to each of the Members on the basis of its electricity purchases from Oglethorpe. Since its formation in 1974, Oglethorpe has generated a positive net margin in each year and had a balance of $353 million in patronage capital as of December 31, 1998. Oglethorpe's equity ratio (patronage capital and membership fees divided by total capitalization) increased from 8.4% at December 31, 1997 to 9.1% at December 31, 1998.

   Patronage capital constitutes the principal equity of Oglethorpe. Any distributions of patronage capital are subject to the discretion of the Board of Directors. However, under the Indenture dated as of March 1, 1997, from Oglethorpe to SunTrust Bank, Atlanta, as trustee (Mortgage Indenture), Oglethorpe is prohibited from making any distribution of patronage capital to the Members if, at the time thereof or after giving effect thereto, (i) an event of default exists under the Mortgage Indenture, (ii) Oglethorpe's equity as of the end of the immediately preceding fiscal quarter is less than 20% of Oglethorpe's total capitalization, or (iii) the aggregate amount expended for distributions on or after the date on which Oglethorpe's equity first reaches 20% of Oglethorpe's total capitalization exceeds 35% of Oglethorpe's aggregate net margins earned after such date. This last restriction, however, will not apply if, after giving effect to such distribution, Oglethorpe's equity as of the end of the immediately preceding fiscal quarter is not less than 30% of Oglethorpe's total capitalization.

  RATES AND REGULATION

   Pursuant to the Amended and Restated Wholesale Power Contracts, dated August 1, 1996 (Wholesale Power Contracts) entered into between Oglethorpe and each of the Members, Oglethorpe is required to design capacity and energy rates that generate sufficient revenues to recover all costs as described in such contracts, to establish and maintain reasonable margins and to meet its financial coverage requirements. Oglethorpe reviews its capacity rates at least annually to ensure that its fixed costs are being adequately recovered and, if necessary, adjusts its rates to meet its net margin goals. Oglethorpe's energy rate is established to recover actual fuel and variable operations and maintenance costs.

   A new rate schedule became effective under the Wholesale Power Contracts on April 1, 1997, in connection with the Corporate Restructuring. This new rate schedule implements on a long-term basis the assignment to each Member of responsibility for fixed costs. The monthly charges for capacity and other non-energy charges are based on a rate formula using the Oglethorpe budget. The Board of Directors may adjust such capacity and other non-energy charges during the year through an adjustment to the annual budget. Energy charges are based on actual energy costs, whether incurred from generation or purchased power resources or under the power marketer arrangements.

   Under the Mortgage Indenture, Oglethorpe is required, subject to any necessary regulatory approval, to establish and collect rates that are reasonably expected, together with other revenues of Oglethorpe, to yield a Margins for Interest (MFI) Ratio for each fiscal year equal to at least 1.10. The MFI Ratio is determined by dividing the sum of

(i) Oglethorpe's net margins (after certain defined adjustments), (ii)
Interest Charges and (iii) any amount included in net margins for accruals for federal or state income taxes by Interest Charges. The definition of MFI takes into account any item of net margin, loss, gain or expenditure of any affiliate or subsidiary of Oglethorpe only if Oglethorpe has received such net margins or gains as a dividend or other distribution from such affiliate or subsidiary or if Oglethorpe has made a payment with respect to such losses or expenditures.

   The rate schedule also includes a Prior Period Adjustment (PPA) mechanism designed to ensure that Oglethorpe achieves the minimum 1.10 MFI Ratio. Amounts, if any, by which Oglethorpe fails to achieve a minimum 1.10 MFI Ratio would be accrued as of December 31 of the applicable year and collected from the Members during the period April through December of the following year. Amounts within a range from a 1.10 MFI Ratio to a 1.20 MFI Ratio are retained as patronage capital. Amounts, if any, by which Oglethorpe exceeds the maximum 1.20 MFI Ratio would be charged against revenues as of December 31 of the applicable year and refunded to the Members during the period April through December of the following year. The rate schedule formula is intended to provide for the collection of revenues which, together with revenues from all other sources, are equal to all costs and expenses recorded by Oglethorpe, plus amounts necessary to achieve at least the minimum 1.10 MFI Ratio.

   For 1998 and 1997, Oglethorpe achieved an MFI Ratio of 1.10. For comparative purposes only, the pro forma MFI Ratio for 1996 would have been 1.09.

   Under the Mortgage Indenture and related loan contract with the Rural Utilities Service (RUS), adjustments to Oglethorpe's rates to reflect changes in Oglethorpe's budgets are not subject to RUS approval, except for any reduction in rates in a fiscal year following a fiscal year in which Oglethorpe has failed to meet the minimum 1.10 MFI Ratio set forth in the Mortgage Indenture. Changes to the rate schedule under the Wholesale Power Contracts are subject to RUS approval. Oglethorpe's rates are not subject to the approval of any other federal or state agency or authority, including the Georgia Public Service Commission (GPSC).

   Prior to 1997, Oglethorpe utilized a Times Interest Earned Ratio (TIER) as the basis for establishing its annual net margin goal. Under Oglethorpe's prior mortgage, Oglethorpe was required to implement rates that were designed to maintain an annual TIER of not less than 1.05. For 1996, Oglethorpe's Board of Directors set a net margin goal to be the amount required to produce a TIER of
1.07 and such TIER was achieved. In addition to the TIER requirement, Oglethorpe was also required under the prior mortgage to implement rates designed to maintain a Debt Service Coverage Ratio (DSC) of not less than 1.0 and an Annual Debt Service Coverage Ratio (ADSCR) of not less than 1.25. Oglethorpe always met or exceeded the TIER, DSC and ADSCR requirements of the prior mortgage.

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

RESULTS OF OPERATIONS

   POWER MARKETER ARRANGEMENTS

   Oglethorpe is utilizing long-term power marketer arrangements to reduce the cost of power to the Members. Oglethorpe has entered into power marketer agreements with LG&E Energy Marketing Inc. (LEM) effective January 1, 1997, for approximately 50% of the load requirements of the Members and with Morgan Stanley Capital Group Inc. (Morgan Stanley), effective May 1, 1997, with respect to 50% of the Members' then forecasted load requirements. The LEM agreements are based on the actual requirements of the Members during the contract term, whereas the Morgan Stanley agreement represents a fixed supply obligation. Generally, these arrangements reduce the cost of supplying power to the Members by limiting the risk of unit availability, by providing a guaranteed benefit for the use of excess resources and by providing future power needs at a fixed price. All of Oglethorpe's existing generating facilities and power purchase arrangements are available for use by LEM and Morgan Stanley for the term of the respective agreements. Oglethorpe continues to be responsible for all of the costs of its system resources but receives revenue, as described below, from LEM and Morgan Stanley for the use of the resources.

   At the request of LEM, the parties have discussed the future of the LEM arrangements. LEM has initiated the contractually defined binding arbitration process as to certain load projections provided by Oglethorpe to LEM. Oglethorpe continues to receive power under the LEM agreements and believes the agreements are enforceable against LEM. Even so, given LEM's announced intention to discontinue its merchant energy trading and sales business, instead of performing itself, LEM could, with consent of Oglethorpe and the RUS, make alternative arrangements, including assigning performance to an acceptable third party, or otherwise make Oglethorpe whole from any damages incurred as a result of termination. Oglethorpe believes that LEM has the ability, financial and otherwise, to perform its obligations under these agreements.

   The current uncertainty relating to the LEM arrangements does not adversely affect Oglethorpe's ability to meet its Members' load requirements but could, in the future, affect the sources and prices for such power. If LEM was to cease to perform its obligations under the LEM agreements or the LEM agreements were to be terminated, Oglethorpe expects to be able to serve its Members' needs through its existing owned and purchased capacity, supplemented by additional capacity either purchased in the wholesale market, constructed or otherwise acquired. Termination of the LEM agreements would however eliminate a source of power at contractually fixed prices and thus would introduce additional uncertainty regarding future power costs and Member rates. Oglethorpe's management does not expect the ultimate resolution of the LEM arrangements will have a material adverse effect on its financial condition or results of operations.

   Oglethorpe utilized short-term power marketer arrangements during 1996. The initial agreement was with Enron Power Marketing, Inc. (EPMI) and was in place January through August. From September through December 1996, another power marketer arrangement was utilized with Duke/Louis Dreyfus L.L.C. (DLD). Under each of the agreements, the power marketer was required to provide to Oglethorpe at a favorable fixed rate all the energy needed to meet the Members' requirements and Oglethorpe was required to provide to the power marketer at cost, subject to certain limitations, upon request, all energy available from Oglethorpe's total power resources. Under both agreements, Oglethorpe continued to operate the power supply system and continued to dispatch the generating resources to ensure system reliability.

   CORPORATE RESTRUCTURING

    As a result of the Corporate Restructuring, the Statements of Revenues and Expenses for 1998 reflect Oglethorpe's operations solely as a power supply company, whereas the Statements of Revenues and Expenses for 1997 reflect operations as a combined power supply, transmission and system operations company through March 31, 1997, and operations solely as a power supply company thereafter. Although the Corporate Restructuring was completed on March 11, 1997, pursuant to the restructuring agreement among Oglethorpe, GTC and GSOC, all transmission-related and systems operations-related revenues were assigned to Oglethorpe, and all transmission-related and systems operations-related costs were paid or reimbursed by Oglethorpe during the period March 11, 1997 through March 31, 1997.

   OPERATING REVENUES

SALES TO MEMBERS. Revenues from Members are collected pursuant to the Wholesale Power Contracts and are a function of the demand for power by the Members' consumers and Oglethorpe's cost of service. Revenues from sales to Members increased by 9.6% for 1998 compared to 1997 and decreased by 2.2% for 1997 compared to 1996. The components of Member revenues were as follows:

------------------------------------------------------------
                           1998         1997         1996
                              (dollars in thousands)
------------------------------------------------------------
Capacity revenues     $  623,464     $  652,910   $  755,501
Energy revenues          472,440        347,409      267,593
                      ----------     ----------   ----------
Total                 $1,095,904     $1,000,319   $1,023,094
                      ----------     ----------   ----------
                      ----------     ----------   ----------
------------------------------------------------------------



   The decrease in capacity revenues was primarily the result of the Corporate Restructuring. For 1997 compared to 1996, Member capacity revenues declined by approximately $75 million due to the transfer of the transmission and system operations businesses to GTC and GSOC. Also, as discussed under "Other Income (Expense)" herein, Member revenues for 1997 of approximately $19.5 million related to EnerVision were reflected in "Other Income" since these marketing support activities are no longer part of operations of the power supply business. In addition, in August 1997, capacity revenues were reduced by a $4 million refund to the Members as a result of an interim budget adjustment to reflect higher than anticipated investment income. For 1998 compared to 1997, Member capacity revenues were reduced by an additional $28 million related to revenues of the transmission and system operations businesses previously reflected in Oglethorpe in the first quarter of 1997.

   The increases in Member energy revenues over the past three years reflect both higher energy prices in the marketplace and greater volumes of energy sold to Members. Actual energy costs are passed through to the Members such that energy revenues equal energy costs. Energy revenues from Members increased by 36.0% from 1997 to 1998 and by 29.8% from 1996 to 1997.

   The following table summarizes the amounts of kilowatt-hours (kWh) sold to Members and total operating revenues per kWh during each of the past three years:

------------------------------------------------------
                  Kilowatt-hours       Cents per
                                     Kilowatt-hour
                  (in thousands)
------------------------------------------------------
1998               23,315,950              4.70
1997               20,664,786              4.83(1)
1996               19,807,101              5.11
------------------------------------------------------


(1) Excludes revenues related to the transmission and system operations business effective April 1, 1997.

   In 1998, a hot summer combined with growth in the Member systems' service territories resulted in a 12.8% increase in kWh sales to Members. In spite of mild weather in 1997, kWh sales to Members increased by 4.3% compared to 1996 due to continued growth in the Member systems' service territories.

   The energy portion of Member revenues per kWh increased 20.5% in 1998 compared to 1997 and 24.4% in 1997 compared to 1996. The increase in the cost of energy supplied to the Members resulted primarily from higher purchased power costs as discussed under "Operating Expenses" below. For 1998 compared to 1997, the increase was the result of significantly higher prices experienced in the wholesale electricity markets. For 1997 compared to 1996, the increase was the result of the short-term power marketer arrangements with DLD and EPMI which allowed Oglethorpe to pass through significant savings during 1996.

SALES TO NON-MEMBERS. Sales of electric services to non-Members were primarily from energy sales to other utilities and power marketers, and pursuant to contractual arrangements with Georgia Power Company (GPC). The following table summarizes the amounts of non-Member revenues from these sources for the past three years:

--------------------------------------------------------------------------------
                                     1998             1997            1996
                                             (dollars in thousands)
--------------------------------------------------------------------------------
Sales to other utilities          $  28,890        $  18,342       $  39,567
Sales to power marketers             19,373           14,623          15,895
GPC-power supply arrangements            -            12,360          13,092
ITS transmission agreements              -             2,208           9,789
                                  ---------        ---------       ---------
Total                             $  48,263        $  47,533       $  78,343
                                  ---------        ---------       ---------
                                  ---------        ---------       ---------
--------------------------------------------------------------------------------



   Revenues from sales to non-Members increased in 1998 compared to 1997 and declined in 1997 compared to 1996. Sales to other utilities in 1998 and 1997 represent sales made directly by Oglethorpe. Oglethorpe sells for its own account any energy available from the portion of its resources dedicated to Morgan Stanley that is not scheduled by Morgan Stanley pursuant to its power marketer arrangements. Sales to other utilities were higher in 1998 due to three factors: (1) capacity revenues received under an agreement entered into with Alabama Electric Cooperative to sell 100 megawatts (MW) of capacity for the period June 1998 through December 2005; (2) revenues received from GPC for energy imbalance under terms of the Coordination Services Agreement; and (3) higher energy prices experienced in the wholesale electricity markets during the summer months of 1998. EPMI and DLD initiated sales to other utilities in 1996. In 1996, where the power marketer did not have a contractual relationship with the purchaser and Oglethorpe did, Oglethorpe recorded the sale and credited the revenues to the power marketer in its monthly billing.

   Under the LEM and Morgan Stanley power marketer arrangements, and previously, under the EPMI and DLD power marketer arrangements, sales to the power marketers represented the net energy transmitted on behalf of LEM, Morgan Stanley, EPMI and DLD off-system on a daily basis from Oglethorpe's total resources. Such energy was sold to LEM, EPMI and DLD at Oglethorpe's cost, subject to certain limitations, and to Morgan Stanley at a contractually fixed price. The volume of sales to power marketers depends primarily on the power marketers' decisions for servicing their load requirements.

   The third source of non-Member revenues was power supply arrangements with GPC. These revenues were derived, for the most part, from energy sales arising from dispatch situations whereby GPC caused co-owned coal-fired generating resources to be operated when Oglethorpe's system did not require all of its contractual entitlement to the generation. These revenues compensated Oglethorpe for its costs because, under the operating agreements (before the agreements were amended as discussed below), Oglethorpe was responsible for its share of fuel costs any time a unit operated. Pursuant to the amendments to the Plant Wansley ownership and operating agreements, Oglethorpe elected to separately dispatch its ownership interest in Plant Wansley beginning May 1, 1997. Thereafter, Plant Wansley ceased to be a source of this type of sales transaction; therefore, this type of sale to GPC has ended.

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

   OPERATING EXPENSES

   Oglethorpe's operating expenses increased 14.4% in 1998 compared to 1997 and decreased 3.7% in 1997 compared to 1996. The increase in operating expenses in 1998 resulted primarily from higher purchased power costs, however, there were also changes in fuel and production expenses. The overall decrease in operating expenses for 1997 compared to 1996 was primarily attributable to the expenses relating to the transmission business assumed by GTC in connection with the Corporate Restructuring.

     Production expenses were higher in 1998 partly as a result of unscheduled maintenance outages at Plant Scherer Unit No. 1 and Plant Vogtle Unit No. 2 and partly due to higher amortization of deferred nuclear refueling outage costs. The increase in 1997 production operations and maintenance costs was partly attributable to a maintenance outage at Scherer Unit No. 1. In addition, effective January 1, 1996, the costs of nuclear refueling outages are deferred and amortized over the 18-month period following the outage. Such change in accounting resulted in a $12.4 million deferral of maintenance costs in 1996.

     The decrease in total fuel costs in 1998 compared to 1997 resulted partly from the difference in the mix of generation, with a higher percentage of the generation from nuclear and less fossil than in 1997. The higher nuclear generation was achieved as a result of having two refueling outages in 1998 compared to three in 1997. In addition, the average fossil fuel cost per megawatt-hour (MWh) for 1998 decreased by 8.4% compared to 1997 primarily due to lower coal prices.

     Purchased power costs increased 45.3% in 1998 compared to 1997 and increased 16.5% in 1997 compared to 1996 as result of significantly higher purchased power energy costs, as follows:

--------------------------------------------------------------------------------
                              1998            1997            1996
                                    (dollars in thousands)
--------------------------------------------------------------------------------
Capacity costs              $115,599       $134,384         $141,047
Energy costs                 272,063        132,491           88,042
                            --------       --------         --------
Total                       $387,662       $266,875         $229,089
                            --------       --------         --------
                            --------       --------         --------
--------------------------------------------------------------------------------


   Purchased power capacity costs were 14.0% lower in 1998 compared to 1997 and 4.7% lower in 1997 compared to 1996 primarily due to the elimination on September 1 of each year of a 250 MW component block (coal-fired units) of the Block Power Sale Agreement (the BPSA) between Oglethorpe and GPC. Purchased power energy costs increased by 105.3% in 1998 compared to 1997, and by 50.5% in 1997 compared to 1996. The average cost of purchased power energy per MWh increased 53.3% in 1998 compared to 1997 and increased 55.9% in 1997 compared to 1996. The increase in average cost in 1998 resulted from significant price increases experienced in the wholesale electricity markets. The increase in average cost in 1997 resulted from significant energy cost savings realized in 1996 from the EPMI and DLD power marketer arrangements. The volumes of purchased power increased by 34.0% in 1998 compared to 1997, and decreased by 3.5% in 1997 compared to 1996. The higher volumes of purchased power in 1998 utilized to serve Member load that was not contractually provided by the power marketers resulted in a significant increase in the average kWh cost of energy to the Members, as noted under "Operating Revenue-Sales to Members" above.

   Purchased power expenses for the years 1996 through 1998 reflect the cost of capacity and energy purchases under various long-term power purchase agreements. These long-term agreements have, in some cases, take-or-pay minimum energy requirements. For 1996 through 1998, Oglethorpe utilized its energy from these power purchase agreements in excess of the take-or-pay requirements. Oglethorpe's capacity and energy expenses under these agreements amounted to approximately $173 million in 1998, $176 million in 1997 and $191 million in 1996. For a discussion of the power purchase agreements, see Note 9 of Notes to Financial Statements.

   The decrease in depreciation and amortization for 1998 and 1997 compared to 1996 resulted from the Corporate Restructuring.

   For 1997, other operating expenses reflected expenses for the power delivery portion of the business (which was subsequently transferred to GTC in connection with the Corporate Restructuring) for the period prior to April 1, 1997. Other operating expenses for 1996 represent both power delivery expenses and marketing services expenses. As discussed under "Other Income (Expense)" herein, such marketing services expenses for 1997 of approximately $18.3 million related to EnerVision were shown (net of marketing support activities revenues) in "Other Income (Expense)" since these marketing support activities were no longer part of operations of the power supply business.

   OTHER INCOME (EXPENSE)

   Investment income was higher in 1997 compared to 1996 as a result of higher earnings from the decommissioning fund and partly due to income from the deposits from the Rocky Mountain transactions. (See "Financial Condition-Rocky MOUNTAIN LEASE TRANSACTIONS.") The deposits were made in December 1996 and January 1997.

   In 1997, the caption "Other" reflected a margin of approximately $1.2 million related to Oglethorpe's marketing services business which was subsequently transferred to EnerVision. As discussed in "General--Corporate Restructuring" above, EnerVision was purchased from Oglethorpe by its senior associates on October 15, 1998. For 1998, the caption "Other" includes no net margin or loss from the results of operations and sale of EnerVision.

   Prior to the completion of the first unit of Plant Vogtle in 1987, Oglethorpe's Board of Directors implemented a rate mechanism that facilitated the gradual absorption of the costs of Plant Vogtle by the Members. In each of the years 1985 through 1995, Oglethorpe exceeded its annual net margin goal, and under this rate mechanism, Oglethorpe retained such excess margins for later use in mitigating rate increases associated with Plant Vogtle and, subsequently, with the Rocky Mountain Pumped Storage Hydroelectric Facility (Rocky Mountain). In each year beginning with 1989, a portion of these margins was returned to the Members through billing credits and the previously deferred revenues were recognized as "Other income". In 1996, Oglethorpe utilized all remaining amounts available ($32.0 million) under the deferred margin rate mechanism and this mechanism ended.

   INTEREST CHARGES

   Net interest charges decreased for 1998 compared to 1997 and for 1997 compared to 1996 due to the debt assumed by GTC in connection with the Corporate Restructuring and due to interest costs savings from refinancings. The increase in amortization of debt discount and expense for 1998 compared to 1997 was primarily due to the accelerated amortization of $24 million in premiums paid to the Federal Financing Bank (FFB) for refinancing $424 million of debt. These costs will be amortized over a period of approximately 3 1/2 years beginning in 1998. See "Financial Condition-Refinancing Transactions" for further discussion.

   NET MARGIN AND COMPREHENSIVE MARGIN

   Oglethorpe's net margin for 1998 was $21.1 million compared to $22.4 million for 1997. Since Oglethorpe's margin requirement is based on a ratio applied to interest charges, the reduction in interest charges resulting from the Corporate Restructuring also reduced Oglethorpe's margin requirement effective April 1, 1997.

   Comprehensive margin is now reported on the Statements of Revenues and Expenses, consistent with Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", issued by the Financial Accounting Standards Board. This Statement requires the reporting of all components of changes in equity on the Statement of Revenues and Expenses. For Oglethorpe, the only additional item being reported is the net change in unrealized gains on investments in available-for-sale securities.

FINANCIAL CONDITION

   GENERAL

   The principal changes in Oglethorpe's financial condition in 1998 were due to property additions, reductions in the cost of capital and an increase in patronage capital. Property additions totaled $44 million and were funded entirely with funds from operations.

   A decrease in the cost of capital was achieved through the refinancing of $194 million (net of amounts assumed by GTC) of tax-exempt pollution control revenue bonds (PCBs) and $424 million of FFB debt. The average interest rate on long-term debt decreased from 6.46% at December 31, 1997 to 6.15% at December 31, 1998. (See "Refinancing Transactions" herein.)

    Oglethorpe's equity (patronage capital) increased by $22 million primarily due to the retained net margins achieved in 1998.

   CAPITAL REQUIREMENTS

   As part of its ongoing capital planning, Oglethorpe forecasts expenditures required for generation facilities and other capital projects. The table below details these expenditure forecasts for 1999 through 2001. Actual construction costs may vary from the estimates listed below because of factors such as changes in business conditions, fluctuating rates of load growth, environmental requirements, design changes and rework required by regulatory bodies, delays in obtaining necessary federal and other regulatory approvals, construction delays, cost of capital, equipment, material and labor, and decisions to construct, rather than purchase, additional capacity.


--------------------------------------------------------------------------------
                              Capital Expenditures
                             (dollars in thousands)
--------------------------------------------------------------------------------
Year      Generating   Nuclear    General
          Plant(1)       Fuel        Plant       AFUDC(2)       Total

1999     $ 23,358     $ 35,060      $ 5,382      $   985     $ 64,785
2000       44,971       39,007        4,000        1,416       89,394
2001       46,794       33,892        4,120        1,360       86,166
         --------     --------      -------      -------     --------
Total    $115,123     $107,959      $13,502      $ 3,761     $240,345
         --------     --------      -------      -------     --------
         --------     --------      -------      -------     --------
--------------------------------------------------------------------------------


(1) Consists of capital expenditures required for replacements and additions to facilities in service and compliance with environmental regulations.

(2) Allowance for funds used during construction of generation and general plant facilities.


    Oglethorpe's investment in electric plant, net of depreciation, was approximately $3.5 billion as of December 31, 1998. Expenditures for property additions during 1998 amounted to $44 million and were funded entirely from operations. These expenditures were primarily for additions and replacements to generation facilities.

   In addition to the funds needed for capital expenditures, approximately $296 million will be required over the next three years (1999-2001) for current sinking fund requirements and maturities of long-term debt. Of this amount, $242 million, or 82%, relates to the repayment of RUS and FFB debt. Excluded from these amounts is the amount of debt assumed by GTC and GSOC as part of the Corporate Restructuring.

   LIQUIDITY AND SOURCES OF CAPITAL

   In the past, Oglethorpe has obtained the majority of its long-term financing from RUS-guaranteed loans funded by FFB. Oglethorpe has also obtained a substantial portion of its long-term financing requirements from PCBs.

   In addition, Oglethorpe's operations have consistently provided a sizable contribution to its funding of capital requirements, such that internally generated funds have provided interim funding or long-term capital for nuclear fuel reloads, new generation, general plant facilities, replacements and additions to existing facilities, and retirement of long-term debt. Oglethorpe anticipates that it will meet its future capital requirements through 2001 primarily with funds generated from operations and, if necessary, with short-term borrowings.

   The interest rate swap arrangements relating to two PCB transactions and the Rocky Mountain lease transactions contain certain minimum liquidity requirements. As of December 31, 1998, Oglethorpe was required to maintain minimum liquidity of $80 million under these agreements, and its available liquidity exceeded that amount.

See "Rocky Mountain Lease Transactions" herein and Note 2 of Notes to Financial Statements for further discussion of these transactions.

   To meet short-term cash needs and liquidity requirements, Oglethorpe had, as of December 31, 1998, (i) approximately $106 million in cash and temporary cash investments, (ii) $73 million in other short-term investments and (iii) up to $290 million total available under the following credit facilities ($51 million of which was in use):


-----------------------------------------------------------
Short-Term Credit Facilities                         Amount
-----------------------------------------------------------

Commercial paper                               $240,000,000
Committed line of credit:
   SunTrust Bank, Atlanta                        30,000,000
Uncommitted line of credit:
   National Rural Utilities Cooperative
   Finance Corporation (CFC)                     50,000,000
-----------------------------------------------------------

   Under its commercial paper program, Oglethorpe may issue commercial paper not to exceed $240 million outstanding at any one time. The commercial paper is backed 100% by committed lines of credit provided by a group of banks for which SunTrust Bank acts as agent. The maximum amount that can be outstanding at any one time under the commercial paper program and the other lines of credit totals $290 million due to certain restrictions contained in the SunTrust Bank committed line of credit agreement.

   As of December 31, 1998, $51 million of commercial paper was outstanding. Of this amount, $43 million relates to the interim financing of a 217 MW combustion turbine (CT) project expected to be completed by June 1999. This project is owned by a newly formed cooperative, Smarr EMC, which is owned by 36 of Oglethorpe's 39 Members. It is expected that by June 1999, Smarr EMC will secure, on a non-recourse basis to Oglethorpe, permanent financing for this CT project and repay Oglethorpe for the interim financing.

   The remaining $8 million of the commercial paper outstanding as of December 31, 1998 was issued to finance, also on an interim basis, the construction of an additional 500 MW of CT projects expected to be completed by the summer of 2000. These CTs will be owned by some or all of the Members in Smarr EMC or a similar entity.

   The maximum amount of commercial paper that is estimated to be outstanding in conjunction with the interim financing of these CT projects is $100 million in 1999 and $150 million in 2000.

   REFINANCING TRANSACTIONS

   Since the early 1990s, Oglethorpe has had an on-going program to reduce its interest costs by refinancing or prepaying a sizeable portion of its high-interest rate debt. This program continued in 1998 with the refinancing of $424 million of FFB debt and $194 million of PCB debt. As a result of this program, Oglethorpe has reduced the average interest rate on its total long-term debt from 8.83% at December 31, 1991 to 6.15% at December 31, 1998.

   Oglethorpe has also implemented a program under which it is refinancing, on a continued tax-exempt basis, the annual principal maturities of certain tax-exempt serial bonds and the annual sinking fund payments on certain tax-exempt term bonds. The refinancing of these principal maturities allows Oglethorpe to preserve a low-cost source of financing while conserving cash. To date, Oglethorpe has refinanced approximately $64 million under this program (including $13.5 million in 1998; net of amounts assumed by GTC) and plans to refinance PCB principal maturing through the year 2002.

   In connection with the Corporate Restructuring, Oglethorpe defeased approximately $92 million in principal amount of Series 1992 PCBs. Initially these bonds were defeased with proceeds from the issuance of approximately $92 million in commercial paper. In March and April of 1998, Oglethorpe repaid the commercial paper issuance with two medium-term loans of $46.1 million each, one from CoBank and one from CFC. Oglethorpe ultimately expects to refinance the two medium-term loans with an issuance of PCBs in the fall of 2002.

   Also, in connection with the Corporate Restructuring, Oglethorpe refinanced approximately $217 million in principal amount of Series 1992A PCBs through the issuance of PCBs maturing on December 1, 1997 (the Series 1997A Bonds), which were in turn refinanced through the issuance of PCBs maturing on May 28, 1998 (the Series 1997B Bonds). The Series 1997B Bonds were refunded through the issuance of $116,925,000 of Series 1998A PCBs and $100,000,000 of Series 1998B PCBs (the Series 1998 Bonds) (including amounts assumed by GTC), having a January 1, 2019 maturity. The Series 1998 Bonds were issued as variable rate bonds and are supported by both a municipal bond insurance policy and bank liquidity agreements.

   ROCKY MOUNTAIN LEASE TRANSACTIONS

   Oglethorpe completed, in two separate closings on December 31, 1996 and January 3, 1997, lease transactions for its 74.61% undivided ownership interest in Rocky Mountain, through a wholly owned subsidiary, Rocky Mountain Leasing Corporation (RMLC). The lease transactions are characterized as a sale and leaseback for income tax purposes, but not for financial reporting purposes. Under the terms of these transactions, Oglethorpe leased the facility to three institutional investors for the useful life of the facility, who in turn leased it back through RMLC to Oglethorpe for a term of 30 years. Rocky Mountain is subject to the lien of the Mortgage Indenture.
The leasehold interest transferred is subject and subordinate to such lien. Oglethorpe will continue to control and operate the plant during the leaseback term, and intends to exercise its fixed price purchase option at the end of the leaseback period so as to retain all other rights of ownership with respect to the plant, if it is advantageous for Oglethorpe to exercise such option. The assets of RMLC are not available to pay creditors of Oglethorpe or its affiliates.

  As a result of these transactions, Oglethorpe received net present value cash benefits of approximately $96 million that is being recorded as a deferred credit and will be recognized in income over the term of the leaseback. Approximately $92 million was used for the early retirement of FFB debt and approximately $4 million was used to pay alternative minimum taxes on the transactions. The combination of the debt prepayment and the amortized gain will result in an estimated $11 million in annual savings through 2001, and additional savings in declining amounts for the remaining 24 years of the lease.

MISCELLANEOUS

   COMPETITION

   The electric utility industry in the United States is undergoing fundamental change and is becoming increasingly competitive. This change is promoted by the Energy Policy Act of 1992, recently adopted and proposed policies from the Federal Energy Regulatory Commission (FERC) regarding mergers, transmission access and pricing, state deregulation initiatives, increased consolidation and mergers of electric utilities, the proliferation of power marketers and independent power producers, generation surpluses and deficits and transmission constraints in certain regional markets and other factors.

   Several states are in the process of implementing varying forms of "retail wheeling" (the transmission of power for a third party directly to a retail customer) and most others are in the various stages of considering retail competition. Proposed federal legislation could mandate retail wheeling in every state and otherwise deregulate the industry. No legislation related to retail wheeling has yet been enacted in Georgia, and no bill is currently pending in the Georgia legislature which would amend the Georgia Territorial Electric Service Act (the Territorial Act) or otherwise affect the exclusive right of the Members to supply power to their current service territories. In 1997, the staff of the GPSC conducted a series of workshops to solicit views from the various parties impacted by electric industry restructuring and to discuss potential resolutions of these issues. The GPSC issued a report identifying electric industry restructuring issues, potential resolutions and the views of the parties who participated in the workshops. The GPSC's order in the 1998 GPC rate case provides that there will be a docket opened to address the mechanics of how stranded costs and stranded benefits should be calculated, the estimated range of GPC's stranded costs and benefits, the proper level of cost recovery, and the proper disposition of any stranded benefits. The GPSC does not have the authority under Georgia law to order retail wheeling or amend the Territorial Act. Oglethorpe and the Members participated in the GPSC staff workshops and are actively monitoring and studying the GPSC proceedings and legislative initiatives in Congress and in other states to take advantage of the experiences of cooperatives and other utilities in other states to protect their interests in any future legislative activities in Georgia.

   Under current Georgia law, the Members generally have the exclusive right to provide retail electric service in their respective territories. Since 1973, however, the Territorial Act has permitted limited competition among electric utilities located in Georgia for sales of electricity to certain large commercial or industrial customers. The owner of any new facility may receive electric service from the power supplier of its choice if the facility is located outside of municipal limits and has a connected demand upon initial full operation of 900 kilowatts or more. The Members, with Oglethorpe's support, are actively engaged in competition with other retail electric suppliers for these new commercial and industrial loads. While the competition for 900-kilowatt loads represents only limited competition in Georgia, this competition has given Oglethorpe and the Members the opportunity to develop resources and strategies to operate in an increasingly competitive market.

   Oglethorpe has taken several steps to prepare for and adapt to the fundamental changes that have occurred or are likely to occur in the electric utility industry and to reduce the possibility of incurring stranded costs. Most importantly, Oglethorpe completed the Corporate Restructuring and divided itself into separate generation, transmission and system operations companies in order to better serve its Members in a deregulated and competitive environment. (See "General-Corporate Restructuring".) Since 1992, Oglethorpe also has pursued an interest cost reduction program, which has included refinancings and prepayments of various debt issues, and that has provided significant cost savings. (See "Financial Condition-Refinancing Transactions".)

   Oglethorpe has also entered into arrangements with power marketers to obtain the value that can be brought by power marketers and to provide for future load requirements without taking all the risk associated with traditional suppliers. (See "Results of Operations-Power Marketer Arrangements".)

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

   Oglethorpe has deferred recognition of certain costs of providing services to the Members and certain income items pursuant to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." Note 1 of Notes to Financial Statements sets forth the regulatory assets and liabilities reflected on Oglethorpe's balance sheet as of December 31, 1998. Regulatory assets represent certain costs that are assured to be recoverable by Oglethorpe from the Members in the future through the ratemaking process. Regulatory liabilities represent certain items of income that are being retained by Oglethorpe and that will be applied in the future to reduce Member revenue requirements. (See "General-Rates and Regulation".) In the event that competitive or other factors result in cost recovery practices under which Oglethorpe can no longer apply the provisions of SFAS No. 71, Oglethorpe would be required to eliminate all regulatory assets and liabilities that could not otherwise be recognized as assets and liabilities by businesses in general. In addition, Oglethorpe would be required to determine any impairment to other assets, including plant, and write-down those assets, if impaired, to their fair value.

   At this time, Oglethorpe cannot predict the outcome of the various developments that may lead to increased competition in the electric utility industry or the effect of such developments on Oglethorpe or the Members.

   DECOMMISSIONING COSTS

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

   Assuming extensions of the respective licenses are not obtained, beginning in years 2014 through 2029, it is expected that Plant Hatch and Plant Vogtle units will begin the decommissioning process. The expected timing of payments for decommissioning costs will extend for a period of 9 to 14 years. Oglethorpe's management does not expect such payments to have an adverse impact on liquidity or capital resources due to available amounts that have been placed in reserves for this purpose.

   NEW ACCOUNTING PRONOUNCEMENT

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The standard requires that all derivative instruments be recognized as assets or liabilities and be measured at fair value. Oglethorpe is required to adopt SFAS No. 133 by January 1, 2000. Oglethorpe is currently assessing the impact that adoption of SFAS No. 133 will have on results of operations and financial condition and is undecided as to the date the standard will be adopted.

   INFLATION

   As with utilities generally, inflation has the effect of increasing the cost of Oglethorpe's operations and construction program. Operating and construction costs have been less affected by inflation over the last few years because rates of inflation have been relatively low.

   YEAR 2000

BACKGROUND. The Year 2000 issue, which is common to most corporations, concerns the ability of certain hardware, software, databases and other devices that use microprocessors to properly recognize date sensitive information related to the Year 2000 and thereafter. Oglethorpe is heavily dependent upon complex computer systems for all phases of power supply operations. Oglethorpe's operations include both information technology (IT) systems, such as billing systems, financial accounting systems, and human resource/payroll systems, as well as non-IT systems that may have embedded microprocessors, such as those relating to operations of Rocky Mountain, generation substations and Oglethorpe's headquarters facilities.

   Management recognizes the seriousness of the Year 2000 issue and believes it has dedicated adequate resources to address the issue. Oglethorpe's Senior Vice President and Chief Financial Officer is in charge of its Year 2000 program, and he reports directly to Oglethorpe's President and Chief Executive Officer. As part of its business alliance with Oglethorpe, Intellisource is providing administration of Oglethorpe's Year 2000 program. Oglethorpe's Board of Directors and its audit committee are monitoring this issue through periodic updates from project management.


PROJECT PHASES. Oglethorpe has developed and is implementing a detailed strategy to prevent any material disruption to operations.

   Phase I began in April 1997 and included an inventory and assessment of potential Year 2000 problems in its systems. Substantially all IT and non-IT systems have been inventoried and assessed. Oglethorpe has not yet completed an inventory and assessment on its systems at Rocky Mountain. Oglethorpe expects to complete inventory and assessment of these systems in the second quarter of 1999.

   Phase II began in the fall of 1997 and includes remediation and testing of all inventoried IT and non-IT systems. Remediation and testing efforts for all inventoried internally developed systems applications have been completed. Financial accounting systems, procurement and materials management systems and human resource/payroll systems are externally developed and supported. None of these systems is Year 2000 ready. Oglethorpe is replacing most of its financial accounting system modules and is retaining and upgrading one module. Oglethorpe expects its financial accounting systems to be Year 2000 ready by the fourth quarter of 1999. Oglethorpe is replacing its procurement and materials management systems and expects to complete this remediation in the second quarter of 1999. Oglethorpe is upgrading its human resource/payroll systems and expects to complete this remediation in the third quarter of 1999. Remediation and testing efforts for systems at Rocky Mountain are expected to be completed by the third quarter of 1999.

   Phase III began recently and includes contingency planning, an assessment of Year 2000 readiness of material third parties and verification that all material systems were properly inventoried, remediated and tested in Phases I and II. This phase will be on-going throughout 1999.

RELATIONSHIPS WITH THIRD PARTIES. GTC and GSOC have implemented detailed strategies to ensure Year 2000 readiness of the systems utilized in their transmission and systems control operations. The Year 2000 readiness plans for Oglethorpe, GTC and GSOC were jointly developed and are being implemented on the same schedule, as described above.

   Oglethorpe has gathered information from the Members regarding their Year 2000 readiness. Based on this information, Oglethorpe will implement a follow-up program to monitor the Members' Year 2000 readiness and will further assess any impact on Oglethorpe's risks and contingency planning. Oglethorpe expects to complete the information gathering process from the Members by September 30. During 1998, Georgia Electric Membership Corporation (the Members' trade association) and Intellisource conducted workshops for the Members and assisted some Members in their Year 2000 planning by providing information for their use in this process.

   All of Oglethorpe's co-owned generating plants, except Rocky Mountain, are operated by GPC on behalf of itself as a co-owner and as agent for the other co-owners. Year 2000 remediation and testing on all generation plants which are operated by GPC are being performed by GPC's parent company, Southern Company (Southern). Southern estimates that total costs related to this project at the GPC-operated plants will be approximately $38 million, of which approximately $4.5 million is expected to be billed to Oglethorpe based on its ownership share of these generation plants. To date, Oglethorpe has paid approximately $3.2 million for this project. Remaining costs will be expensed primarily in 1999. Southern reports that its Year 2000 program for the Georgia-based generating plants is scheduled to be completed by June 1999. Southern is subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and, in accordance therewith, files reports and other information with the Securities and Exchange Commission.

   During Phase III of its program, Oglethorpe plans to assess the Year 2000 readiness of other significant third parties, including power marketers (such as LEM and Morgan Stanley), other utilities and vendors of materials and services. Oglethorpe has identified over 400 such third parties, and is in the process of prioritizing the parties from which Oglethorpe will require Year 2000 information. Oglethorpe expects to begin requesting information from these third parties in March 1999. This information will allow Oglethorpe to perform contingency planning, including assessing the need to identify alternative vendors. Oglethorpe may not be able to identify all third parties' Year 2000 problems, and may not be able to develop adequate contingency plans if third parties do not correct their Year 2000 problems.

PROJECT COSTS. In addition to the $4.5 million expected to be paid to GPC, Oglethorpe currently estimates costs of approximately $370,000 to upgrade its internal systems, including those relating to Rocky Mountain. To date, Oglethorpe has spent approximately $270,000 of the estimated $370,000 on this effort. In addition, Oglethorpe is upgrading or replacing its externally developed financial accounting, procurement and materials management, and human resource/payroll systems to improve functionality and to avoid Year 2000 remediation efforts on those systems, at an estimated cost of approximately $4.0 million, of which $300,000 has been spent. Oglethorpe's policy is to expense as incurred the maintenance and modification costs of existing software, including those associated with the Year 2000 project, and to capitalize and amortize over its useful life the cost of new software. These costs are estimates, and actual costs could be higher.

   Oglethorpe plans to pay for Year 2000 costs with general corporate funds. Year 2000 costs are being recovered from the Members through Oglethorpe's rates.

RISK ASSESSMENT. Oglethorpe has implemented a detailed process to minimize the possibility of power supply interruptions related to Year 2000 challenges and expects its IT and non-IT systems to be Year 2000 ready by December 31, 1999. The most reasonably likely worst case scenario would be service interruptions to Oglethorpe's Members or the Members' retail consumers. These scenarios include the loss of a generating unit or a source of purchased power, or a disruption in transmission or distribution services by GTC or the Members. Because Oglethorpe is taking prudent steps to prepare for the Year 2000 challenges, it expects any interruptions in power supply to be isolated and short in duration. However, because of material relationships with third parties, it is too early to fully assess the possibility of service interruptions to the ultimate retail consumers.

   There is also risk to the Members of billing and other business system failures and of some reduction in net margin caused by interruptions in service and reduced electrical demand by consumers because of their Year 2000 issues. Oglethorpe has not fully assessed the impact of these risks on its financial condition or results of operations.

   Actual results, costs, risks, or worst case scenarios related to Year 2000 issues may materially differ from those that Oglethorpe expects or estimates. Factors that might cause material differences include, but are not limited to, Oglethorpe's ability to locate and correct all microprocessors that are not Year 2000 ready, the readiness of third parties, and Oglethorpe's ability to develop adequate contingency plans to respond to foreseen or unforeseen Year 2000 problems.

CONTINGENCY PLANNING. Oglethorpe recently began developing contingency plans for its IT and non-IT systems. The contingency plans will also focus on non-compliance by material third parties and assess the need to identify alternative vendors and the need to increase inventory of materials and supplies. The contingency plans are expected to be in place by June 30, 1999 and will continue to be evaluated and implemented throughout 1999. The goal of the contingency planning process is to keep any service interruptions to a minimum and of short duration and to avoid disruptions in its billing or other management processes. Oglethorpe may incur additional costs as a result of its contingency plans.

     FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

     This Annual Report on Form 10-K contains forward-looking statements, including statements regarding, among other items, (i) anticipated trends in Oglethorpe's business, (ii) Oglethorpe's future power supply resources and arrangements, (iii) disclosures regarding market risk included in Item 7A, and (iv) other management issues such as the Year 2000 issue. These forward-looking statements are based largely on Oglethorpe's current expectations and are subject to a number of risks and uncertainties, certain of which are beyond Oglethorpe's control. For certain factors that could cause actual results to differ materially from those anticipated by these forward-looking statements, see "Competition" and "Year 2000" herein and "CERTAIN FACTORS AFFECTING THE ELECTRIC UTILITY INDUSTRY" In ITEM 1. In light of these risks and uncertainties, there can be no assurance that events anticipated by the forward-looking statements contained in this Annual Report will in fact transpire.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Oglethorpe is exposed to market risk, including changes in interest rates, in the value of equity securities and in the market price of electricity. Oglethorpe's use of derivative financial or commodity instruments is for the purpose of mitigating business risks and is not for trading purposes.

INTEREST RATE RISK

     Oglethorpe is exposed to the risk of changes in interest rates due to the significant amount of financing obligations it has entered into, including fixed and variable rate debt and interest rate swap transactions. Oglethorpe's objective in managing interest rate risk is to maintain a balance of fixed and variable rate debt that will lower its overall borrowing costs within reasonable risk parameters. Currently, interest rate swaps are used to convert a portion of Oglethorpe's debt portfolio from a variable rate to a fixed rate.

     The table below details Oglethorpe's debt instruments and provides the outstanding balance at the beginning and end of each year, annual principal maturities, average interest rates for debt outstanding at the beginning of each year, fair value of debt at December 31, 1998, and for interest rate swaps, the contractual fixed rate of interest achieved through these transactions.


                                                                      (dollars in thousands)

                                       Fair Value      -------------------------Cost---------------------------------
                                          1998           1999         2000         2001         2002         2003
FIXED RATE DEBT
Beginning of year                                      $2,593,878   $2,510,346   $2,419,351   $2,321,527   $2,219,055
Maturities                                                (83,532)     (90,995)     (97,824)    (102,472)    (159,370)
                                                       ----------   ----------   ----------   ----------   ----------
End of year                            $2,957,828      $2,510,346   $2,419,351   $2,321,527   $2,219,055   $2,059,685
                                                       ----------   ----------   ----------   ----------   ----------
                                                       ----------   ----------   ----------   ----------   ----------
Average interest rate                                       6.49%        6.50%        6.51%        6.53%        6.44%

VARIABLE RATE DEBT
Beginning of year                                      $  407,822   $  403,368   $  398,868   $  394,326   $  389,745
Maturities                                                 (4,454)      (4,500)      (4,542)      (4,581)     (50,693)
                                                       ----------   ----------   ----------   ----------   ----------
End of year                            $  407,822      $  403,368   $  398,868   $  394,326   $  389,745   $  339,052
                                                       ----------   ----------   ----------   ----------   ----------
                                                       ----------   ----------   ----------   ----------   ----------
Average interest rate                                       4.20%        4.19%        4.17%        4.16%        3.59%

INTEREST RATE SWAPS *
Beginning of year                                      $  266,172   $  264,168   $  260,148   $  256,000   $  251,419
Maturities                                                 (2,004)      (4,020)      (4,148)      (4,581)      (4,884)
                                                       ----------   ----------   ----------   ----------   ----------
End of year                            $  315,521      $  264,168   $  260,148   $  256,000   $  251,419   $  246,535
                                                       ----------   ----------   ----------   ----------   ----------
                                                       ----------   ----------   ----------   ----------   ----------
Fixed Swap rate                                             5.80%        5.80%        5.80%        5.80%        5.80%

*  Interest Rate Swap
     Unrealized Loss                   $  (49,350)


INTEREST RATE SWAP TRANSACTIONS

     To refinance high-interest rate PCBs, Oglethorpe entered into two interest rate swap transactions with a swap counterparty, AIG Financial Products Corp. ("AIG-FP"), which were designed to create a contractual fixed rate of interest on $322 million of variable rate PCBs. These transactions were entered into in early 1993 on a forward basis, pursuant to which approximately $200 million of variable rate PCBs were issued on November 30, 1993 and approximately $122 million of variable rate PCBs were issued on December 1, 1994. Oglethorpe is obligated to pay the variable interest rate that accrues on these PCBs; however, the swap arrangements provide a mechanism for Oglethorpe to achieve a contractual fixed rate which is lower than Oglethorpe would have obtained had it issued fixed rate bonds. Oglethorpe's use of interest rate derivatives is currently limited to these two swap transactions.

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

     Under the swap arrangements, Oglethorpe is obligated to make periodic payments to AIG-FP based on a notional principal amount equal to the aggregate principal amount of the bonds outstanding during the period and a contractual fixed rate ("Fixed Rate"), and AIG-FP is obligated to make periodic payments to Oglethorpe based on a notional principal amount equal to the aggregate principal amount of the bonds outstanding during the period and a variable rate equal to the variable rate of interest accruing on the bonds during the period ("Variable Rate"). These payment obligations are netted, such that if the Variable Rate is less than the Fixed Rate, Oglethorpe makes a net payment to AIG-FP. Likewise, if the Variable Rate is higher than the Fixed Rate, Oglethorpe receives a net payment from AIG-FP. Thus, although changes in the Variable Rate affect whether Oglethorpe is obligated to make payments to AIG-FP or is entitled to receive payments from AIG-FP, the effective interest rate Oglethorpe pays with respect to the PCBs is not affected by changes in interest rates. The Fixed Rate for the $200 million of variable rate bonds issued in 1993 is 5.67% and the Fixed Rate for the $122 million of variable rate bonds issued in 1994 is 6.01%. At
December 31, 1998, both bond issues underlying the swaps carried a variable rate of interest of 3.85%. For the three years ended December 31, 1996, 1997 and 1998, Oglethorpe has made in connection with both interest rate swap arrangements combined net swap payments to AIG-FP (net of amounts assumed by GTC) of $8.2 million, $6.4 million and $6.3 million, respectively.

     The swap arrangements extend for the life of these PCBs. If the swap arrangements were to be terminated while the PCBs are still outstanding, Oglethorpe or AIG-FP may owe the other party a termination payment depending on a number of factors, including whether the fixed rate then being offered under comparable swap arrangements is higher or lower than the Fixed Rate. Under the terms of the swap agreements, AIG-FP has limited rights to terminate the swaps only upon the occurrence of specified events of default or a reduction in ratings on Oglethorpe's PCBs, without credit enhancement, to a level that is below investment grade. Oglethorpe estimates that its maximum aggregate liability (net of GTC's assumed percentage) for termination payments under both swap arrangements had such payments been due on December 31, 1998 would have been approximately $49.4 million.

SCHERER UNIT NO. 2 CAPITAL LEASE

     In December 1985, Oglethorpe sold and subsequently leased back from four purchasers its 60% undivided ownership interest in Scherer Unit No. 2. The capital leases provide that Oglethorpe's rental payments vary to the extent of interest rate changes associated with the debt used by the lessors to finance their purchase of undivided ownership shares in the unit. The debt currently consists of $224,702,000 in serial facility bonds due June 30, 2011 with a 6.97% fixed rate of interest.

EQUITY PRICE RISK

     Oglethorpe maintains trust funds, as required by the NRC, to fund certain costs of nuclear decommissioning. (See Note 1(g) of Notes to Financial Statements in Item 8.) As of December 31, 1998, these funds were invested primarily in domestic equity securities, U.S. Government and corporate debt securities and asset-backed securities. By maintaining a portfolio that includes long-term equity investments, Oglethorpe intends to maximize the returns to be utilized to fund nuclear decommissioning, which in the long-term will better correlate to inflationary increases in decommissioning costs. However, the equity securities included in Oglethorpe's portfolio are exposed to price fluctuation in equity markets. A 10% decline in the value of the fund's equity securities as of December 31, 1998 would result in a loss of value to the fund of $6.1 million. Oglethorpe actively monitors its portfolio by benchmarking the performance of its investments against certain indexes and by maintaining, and periodically reviewing, established target allocation percentages of the assets in its trusts to various investment options. Because realized and unrealized gains and losses from investment securities held in the decommissioning fund are directly added to or deducted from the decommissioning reserve, fluctuations in equity prices or interest rates do not affect Oglethorpe's net margin in the short-term.

COMMODITY PRICE RISK

     The market price of electricity is subject to price volatility associated with changes in supply and demand in electricity markets. Oglethorpe's exposure to electricity price risk relates to managing the supply of energy to the Members. To secure a firm supply of electricity and to limit price volatility associated with electricity purchases, Oglethorpe has taken several actions. Oglethorpe supplies substantially all of the Member's requirements from a combination of owned and leased generating plants and power purchased under long-term contracts with other power suppliers and power marketers. Therefore, only a small percentage of Oglethorpe's requirements is purchased in the short-term market, and further only a small portion of these requirements is covered by derivative commodity instruments. Oglethorpe's market price risk exposure on these instruments is not material. (See "OGLETHORPE POWER CORPORATION-Electric Rates" and "MEMBER REQUIREMENTS AND POWER SUPPLY RESOURCES" in Item 1.)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                     PAGE
                                                                                                     ----

Statements of Revenues and Expenses,
   For the Years Ended December 31, 1998, 1997 and 1996..........................................       45
Statements of Patronage Capital,
   For the Years Ended December 31, 1998, 1997 and 1996..........................................       45
Balance Sheets, As of December 31, 1998 and 1997.................................................       46
Statements of Capitalization, As of December 31, 1998 and 1997...................................       48
Statements of Cash Flows,
   For the Years Ended December 31, 1998, 1997 and 1996 .........................................       49
Notes to Financial Statements....................................................................       50
Report of Management.............................................................................       63
Report of Independent Accountants................................................................       63

                      [This Page Intentionally Left Blank]

STATEMENTS OF REVENUES AND EXPENSES
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                     (dollars in thousands)
                                                           1998                1997               1996
Operating revenues (Note 1):
   Sales to Members..................................  $ 1,095,904        $  1,000,319        $ 1,023,094
   Sales to non-Members..............................       48,263              47,533             78,343
                                                       -----------        ------------        -----------
Total operating revenues.............................    1,144,167           1,047,852          1,101,437
                                                       -----------        ------------        -----------
Operating expenses:
   Fuel..............................................      191,399             206,315            206,524
   Production........................................      198,378             181,923            173,497
   Purchased power (Note 9)..........................      387,662             266,875            229,089
   Depreciation and amortization.....................      124,074             126,730            163,130
   Income taxes (Note 3).............................          -                 -                    -
   Other operating expenses..........................          -                 6,334             46,448
                                                       -----------        ------------        -----------
Total operating expenses.............................      901,513             788,177            818,688
                                                       -----------        ------------        -----------
Operating margin.....................................      242,654             259,675            282,749
                                                       -----------        ------------        -----------
Other income (expense):
   Investment income.................................       27,767              29,303             23,485
   Amortization of deferred gains (Notes 1 and 4)....        2,486               2,441              2,341
   Amortization of net benefit of sale of income
        tax benefits (Note 1)........................       11,195              11,195              8,054
   Amortization of deferred margins (Note 1).........          -                  -                32,047
   Allowance for equity funds used during
        construction (Note 1)........................          158                 157                238
   Other.............................................          687               3,550               (831)
                                                       -----------        ------------        -----------
Total other income...................................       42,293              46,646             65,334
                                                       -----------        ------------        -----------
Interest charges:
   Interest on long-term debt and capital leases.....      236,692             261,290            308,013
   Other interest....................................       12,086              13,845             10,006
   Allowance for debt funds used during construction
        (Note 1).....................................       (1,679)             (1,674)            (2,576)
   Amortization of debt discount and expense.........       16,768              10,455             10,888
                                                       -----------        ------------        -----------
Net interest charges.................................      263,867             283,916            326,331
                                                       -----------        ------------        -----------
Net margin...........................................       21,080              22,405             21,752
Net change in unrealized gain on available-for-sale
securities...........................................        1,112                 738             (4,414)
                                                       -----------        ------------        -----------
Comprehensive margin.................................  $    22,192        $     23,143        $    17,338
                                                       -----------        ------------        -----------
                                                       -----------        ------------        -----------


STATEMENTS OF PATRONAGE CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                     (dollars in thousands)
                                                           1998                1997               1996

Patronage capital and membership fees -
   beginning of year (Note 1)........................  $   330,509        $    356,229        $   338,891
Comprehensive margin.................................       22,192              23,143             17,338
Special patronage capital
distribution (Note 11)...............................          -               (48,863)              -
                                                       -----------        ------------         -----------
Patronage capital and
   membership fees-end of year.......................  $   352,701        $    330,509         $  356,229
                                                       -----------        ------------         -----------
                                                       -----------        ------------         -----------


   The accompanying notes are an integral part of these financial statements.

BALANCE SHEETS

DECEMBER 31, 1998 AND 1997

--------------------------------------------------------------------------------------------------

                                                                   (dollars in thousands)
ASSETS                                                          1998                    1997

Electric plant (Notes 1, 4 and 6):
   In service..........................................     $    4,856,174          $   4,910,067
   Less: Accumulated provision for depreciation........         (1,510,888)            (1,412,287)
                                                            --------------          -------------
                                                                 3,345,286              3,497,780

   Nuclear fuel, at amortized cost.....................             84,418                 90,424
   Construction work in progress.......................             20,948                 13,578
                                                            --------------          -------------
                                                                 3,450,652              3,601,782
                                                            --------------          -------------

Investments and funds (Notes 1 and 2):
   Decommissioning fund, at market.....................            122,094                105,817
   Deposit on Rocky Mountain transactions, at cost.....             55,755                 52,176
   Bond, reserve and construction funds, at market.....             32,909                 33,161
   Investment in associated companies, at cost.........             16,231                 15,940
   Other, at cost......................................              3,326                  3,858
                                                            --------------          -------------
                                                                   230,315                210,952
                                                            --------------          -------------

Current assets:
   Cash and temporary cash investments, at cost
     (Note 1)..........................................            106,235                 63,215
   Other short-term investments, at market.............             73,356                 97,021
   Receivables.........................................            110,919                105,894
   Inventories, at average cost (Note 1)...............             76,783                 65,528
   Notes receivable (Note 5)...........................             45,151                    881
   Prepayments and other current assets................             21,395                 12,530
                                                            --------------          -------------
                                                                   433,839                345,069
                                                            --------------          -------------

Deferred charges:
   Premium and loss on reacquired debt, being
     amortized (Note 5)................................            206,729                196,583
   Deferred amortization of Scherer leasehold
     (Note 4)..........................................             99,297                 96,303
   Discontinued projects, being amortized (Note 1).....             36,203                  5,947
   Deferred debt expense, being amortized..............             15,825                 15,345
   Other (Note 1)......................................             33,405                 37,876
                                                            --------------          -------------
                                                                   391,459                352,054
                                                            --------------          -------------
                                                            $    4,506,265          $   4,509,857
                                                            --------------          -------------
                                                            --------------          -------------





   The accompanying notes are an integral part of these financial statements.


                                                                            (dollars in thousands)
EQUITY AND LIABILITIES                                                    1998                   1997
Capitalization (see accompanying statements):
   Patronage capital and membership fees (Note 1)................    $      352,701         $      330,509
   Long-term debt................................................         3,177,883              3,258,046
   Obligation under capital leases (Note 4)......................           282,299                288,638
   Obligation under Rocky Mountain transactions (Note 1).........            55,755                 52,176
                                                                     --------------         --------------
                                                                          3,868,638              3,929,369
                                                                     --------------         --------------
Current liabilities:
   Long-term debt and capital leases due within one year
     (Note 5)....................................................            97,475                 89,556
   Accounts payable..............................................            46,676                 51,103
   Notes payable (Note 5)........................................            50,986                    -
   Accrued interest..............................................            10,074                 12,961
   Other current liabilities.....................................            18,115                  8,945
                                                                     --------------         --------------
                                                                            223,326                162,565
                                                                     --------------         --------------

Deferred credits and other liabilities:
   Gain on sale of plant, being amortized (Note 4)...............            58,282                 60,756
   Net benefit of sale of income tax benefits, being amortized
     (Note 1)....................................................            26,030                 34,039
   Net benefit of Rocky Mountain transactions, being amortized
     (Note 1)....................................................            89,189                 92,375
   Accumulated deferred income taxes (Note 3)....................            63,203                 63,117
   Decommissioning reserve (Note 1)..............................           156,021                142,354
   Other.........................................................            21,576                 25,282
                                                                     --------------         --------------
                                                                            414,301                417,923
                                                                     --------------         --------------

Commitments and Contingencies (Notes 4 and 9)

                                                                     $    4,506,265         $    4,509,857
                                                                     --------------         --------------
                                                                     --------------         --------------

STATEMENTS OF CAPITALIZATION

DECEMBER 31, 1998 AND 1997

-----------------------------------------------------------------------------------------------------------------------------
                                                                                                      (dollars in thousands)
                                                                                                       1998            1997
Long-term debt (Note 5):
   Mortgage notes payable to the Federal Financing Bank (FFB) at interest rates varying from 4.66% to 8.43% (average rate of 6.55% at December 31, 1998) due
     in quarterly installments through 2023 ...................................................... $ 2,383,468    $ 2,456,300

   Mortgage notes payable to the Rural Utilities Service (RUS) at an interest rate of
     5% due in monthly installments through 2021..................................................      14,133         14,499

   Mortgage notes issued in conjunction with the sale by public authorities of pollution control revenue bonds (PCBs):
     * Series 1992A
        Serial bonds, 5.55% to 6.80%, due serially from 1999 through 2012 ........................     119,360^^       124,690^^
     * Series 1993
        Serial bonds, 3.95% to 5.25%, due serially from 1999 through 2013 ........................      35,480^^        36,380^^
     * Series 1993A
        Adjustable tender bonds, 3.85%, due 1999 through 2016 ....................................     197,425^^       199,690^^
     * Series 1993B
        Serial bonds, 3.95% to 5.05%, due serially from 1999 through 2008 ........................     120,445^^       126,935^^
     * Series 1994
        Serial bonds, 5.70% to 7.125%, due serially from 1999 through 2015 .......................       9,685^^        10,035^^
        Term bonds, 7.15% due 2016 to 2021 .......................................................      11,550^^        11,550^^
     * Series 1994A
        Adjustable tender bonds, 3.85%, due 2000 to 2019 .........................................     122,740^^       122,740^^
     * Series 1994B
        Serial bonds, 5.70% to 6.45%, due serially from 1999 through 2005 ........................      10,590^^        11,140^^
     * Series 1997A
        Adjustable tender bonds, 3.40% to May 1999, due 2018 .....................................       5,330^^         5,330^^
     * Series 1997B
        Term bonds, 3.80% due May 1998 ...........................................................          --         216,925^^
     * Series 1997C
        Adjustable tender bonds, 3.40% to May 1999, due 2018 .....................................       9,305^^         9,305^^
     * Series 1998A
        Adjustable tender bonds, variable rates 2.95% to 3.45%, due 2019 .........................     116,925^^            --
     * Series 1998B
        Adjustable tender bonds, variable rates 2.95% to 3.35%, due 2019 .........................     100,000^^            --
   Unsecured notes issued in conjunction with the sale by public authorities of pollution control revenue bonds:
     * Series 1996
        Adjustable tender bonds, 3.45% to May 1999, due in 2017 ..................................      37,885          37,885
     * Series 1998A
        Adjustable tender bonds, 3.50% to May 1999, due 2019 .....................................       5,615^^            --
     * Series 1998C
          Adjustable tender bonds, 3.50% to May 1999, due 2019 ...................................      10,570^^            --
   CoBank, ACB notes payable:
     * Headquarters mortgage note payable: fixed at 6.47% through January 1999,
        due in quarterly installments through January 1, 2009 ....................................       3,990           4,380
     * Transmission mortgage note payable: fixed at 6.71% through February 1999; due in
        bi-monthly  installments through November 1, 2018 ........................................       1,822           1,844
     * Transmission mortgage note payable: fixed at 6.71% to March 1999; due in bi-monthly
        installments through September 1, 2019 ...................................................       6,987           7,060
     * Medium-term loan, variable at 5.61% to 6.39%, due at various maturities
         through September 1999, due March 31, 2003 ..............................................      46,065              --
   National Rural Utilities Cooperative Finance Corporation notes payable:
     * Medium-term loan fixed at 6.575%, due March 31, 2003 ......................................      46,065              --
   Commercial Paper, 5.84% to 6.15%, due at various maturities through February 1998 .............          --          91,992
                                                                                                   -----------     -----------
                                                                                                     3,415,435       3,488,680
   ^^Less: Portion (16.86%) of PCBs assumed by Georgia Transmission Corporation ...................   (147,563)       (147,513)
                                                                                                   -----------     -----------
    Total long-term debt, net ....................................................................   3,267,872       3,341,167
    Less:Long-term debt due within one year ......................................................     (89,989)        (83,121)
                                                                                                   -----------     -----------
Total long-term debt, excluding amount due within one year .......................................   3,177,883       3,258,046
Obligation under capital leases, long-term (Note 4) ..............................................     282,299         288,638
Obligation under Rocky Mountain transactions, long-term (Note 1) .................................      55,755          52,176
Patronage capital and membership fees (Note 1) ...................................................     352,701         330,509
                                                                                                   -----------     -----------
Total capitalization ............................................................................. $ 3,868,638     $ 3,929,369
                                                                                                   -----------     -----------
                                                                                                   -----------     -----------



   The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

                                                                                 (dollars in thousands)

                                                                           1998           1997            1996
Cash flows from operating activities:
   Net margin.........................................................   $ 21,080       $ 22,405        $ 21,752
                                                                         --------       --------        --------
   Adjustments to reconcile net margin to net cash provided by operating activities:
       Depreciation and amortization..................................    182,343        171,573         196,593
       Net benefit of Rocky Mountain transactions.....................        -           21,673          70,701
       Interest on decommissioning reserve............................      9,716         12,113           7,167
       Amortization of deferred gains.................................     (2,486)        (2,441)         (2,341)
       Deferred margins and amortization of deferred margins..........        -              -           (32,047)
       Amortization of net benefit of sale of income tax benefits.....    (11,195)       (11,195)         (8,145)
       Allowance for equity funds used during construction............       (158)          (157)           (238)
       Deferred income taxes..........................................         86          1,132          (3,525)
       Option payment on power swap agreement.........................        -           (2,042)         (3,750)
       Other..........................................................     (4,171)           779             (13)
   Change in net current assets, excluding long-term debt due within one year and deferred margins to be refunded
     within one year:
       Receivables....................................................     (5,025)         7,249         (13,884)
       Inventories....................................................    (11,255)        15,316          (6,875)
       Prepayments and other current assets...........................     (8,865)         2,025            (299)
       Accounts payable...............................................     (4,427)         8,797          (5,964)
       Accrued interest...............................................     (2,887)        (2,850)        (75,165)
       Accrued and withheld taxes.....................................       (302)        (4,423)          3,155
       Other current liabilities......................................      9,472          2,903          (3,985)
                                                                         --------       --------        --------
   Total adjustments..................................................    150,846        220,452         121,385
                                                                         --------       --------        --------
Net cash provided by operating activities.............................    171,926        242,857         143,137
                                                                         --------       --------        --------
Cash flows from investing activities:
     Property additions...............................................    (43,904)       (63,527)        (93,704)
     Activity in decommissioning fund - Purchases.....................   (504,720)      (435,799)       (327,233)
                                      - Proceeds......................    490,450        419,930         316,542
     Activity in bond, reserve and construction funds - Purchases.....        -          (35,646)       (107,890)
                                                      - Proceeds......        893         57,035         109,230
     Decrease (increase) in other short-term investments..............     24,137         (5,380)        (15,532)
     Decrease (increase) in investment in associated organizations....       (291)          (561)            474
     Decrease (increase) in notes receivable..........................         60           (734)            153
     Net cash received in Corporate Restructuring (Note 11)...........        -           24,540              -
                                                                         --------       --------        --------
Net cash used in investing activities.................................    (33,375)       (40,142)       (117,960)
                                                                         --------       --------        --------
Cash flows from financing activities:
     Debt proceeds, net...............................................      6,024          5,671           2,243
     Debt payments....................................................    (86,889)      (229,242)        (95,367)
     Premium paid on refinancing of debt..............................    (24,041)           -               -
     Increase in notes payable (Note 5)...............................     50,986            -               -
     Increase in note receivable under interim financing
     agreement (Note 5)...............................................    (44,330)           -               -
     Special patronage capital distribution...........................        -          (48,863)            -
     Other............................................................      2,719            151            (421)
                                                                         --------       --------        --------
Net cash used in financing activities.................................    (95,531)      (272,283)        (93,545)
                                                                         --------       --------        --------
Net increase (decrease) in cash and temporary cash investments........     43,020        (69,568)        (68,368)
Cash and temporary cash investments at beginning of year..............     63,215        132,783         201,151
                                                                         --------       --------        --------
Cash and temporary cash investments at end of year....................   $106,235       $ 63,215        $132,783
                                                                         --------       --------        --------
                                                                         --------       --------        --------
Cash paid for:
     Interest (net of amounts capitalized)............................   $240,270       $277,294        $383,440
     Income taxes.....................................................        -              830             -



   The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

a. BUSINESS DESCRIPTION

   Oglethorpe Power Corporation (Oglethorpe) is an electric membership corporation incorporated in 1974 and headquartered in suburban Atlanta. Oglethorpe provides wholesale electric service, on a not-for-profit basis, to 39 of Georgia's 42 Electric Membership Corporations (EMCs). These 39 electric distribution cooperatives (Members) in turn distribute energy on a retail basis to approximately 2.9 million people across two-thirds of the State. Oglethorpe is the nation's largest electric cooperative in terms of operating revenues, assets, kilowatt-hour sales and, through its Members, consumers served.

   Oglethorpe owns or leases undivided interests in thirteen generating units totaling 3,335 megawatts (MW) of capacity. Oglethorpe also purchases a total of 1,000 MW of power pursuant to power purchase agreements.

   Oglethorpe and the Members completed a corporate restructuring (the Corporate Restructuring) in 1997, in which Oglethorpe was divided into three separate operating companies. Oglethorpe's transmission business was sold to and is now owned and operated by Georgia Transmission Corporation (GTC). Oglethorpe's system operations business was sold to and is now owned and operated by Georgia System Operations Corporation (GSOC). Oglethorpe continues to own and operate its power supply business. For more information regarding the Corporate Restructuring, see Note 11.

b. BASIS OF ACCOUNTING

   Oglethorpe follows generally accepted accounting principles and the practices prescribed in the Uniform System of Accounts of the Federal Energy Regulatory Commission (FERC) as modified and adopted by the Rural Utilities Service (RUS).

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 1998 and 1997 and the reported amounts of revenues and expenses for each of the three years ending December 31, 1998. Actual results could differ from those estimates.

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

   Any distributions of patronage capital are subject to the discretion of the Board of Directors, subject to Mortgage Indenture requirements. Under the Mortgage Indenture, Oglethorpe is prohibited from making any distribution of patronage capital to the Members if, at the time thereof or giving effect thereto, (i) an event of default exists under the Mortgage Indenture, (ii) Oglethorpe's equity as of the end of the immediately preceding fiscal quarter is less than 20% of Oglethorpe's total capitalization, or (iii) the aggregate amount expended for distributions on or after the date on which Oglethorpe's equity first reaches 20% of Oglethorpe's total capitalization exceeds 35% of Oglethorpe's aggregate net margins earned after such date. This last restriction, however will not apply if, after giving effect to such distribution, Oglethorpe's equity as of the end of the immediately preceding fiscal quarter is not less than 30% of Oglethorpe's total capitalization.

d. MARGIN POLICY

   For 1998 and 1997 under the Mortgage Indenture, Oglethorpe was required to produce a Margins for Interest (MFI) Ratio of at least 1.10. Under Oglethorpe's prior RUS mortgage, Oglethorpe's margin policy was based on the provision of a Times Interest Earned Ratio (TIER) established annually by the Oglethorpe Board of Directors. Pursuant to this policy, the annual net margin goal for 1996 was the amount required to produce a TIER of 1.07.

   The Oglethorpe Board of Directors adopted resolutions annually requiring that Oglethorpe's net margins for the years 1985 through 1995 in excess of its annual margin goals be deferred and used to mitigate rate increases associated with Plant Vogtle and Rocky Mountain Pumped Storage Hydroelectric Project (Rocky Mountain). Pursuant to rate actions by Oglethorpe's Board of Directors, specified amounts of deferred margins were returned in 1989 through 1995 and all remaining amounts were returned in 1996.

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

   Revenues from Cobb EMC and Jackson EMC, two of Oglethorpe's Members, accounted for 12.8% and 11.4% in 1998, 12.8% and 11.7% in 1997, and 12.5% and
11.2% in 1996, respectively, of Oglethorpe's total operating revenues.

f. NUCLEAR FUEL COST

   The cost of nuclear fuel, including a provision for the disposal of spent fuel, is being amortized to fuel expense based on usage. The total nuclear fuel expense for 1998, 1997 and 1996 amounted to $46,751,000, $47,123,000 and
$49,298,000, respectively.

   Contracts with the U.S. Department of Energy (DOE) have been executed to provide for the permanent disposal of spent nuclear fuel for the life of Plant Hatch and Plant Vogtle. DOE failed to begin disposing of spent fuel in January 1998 as required by the contracts, and Georgia Power Company (GPC), as agent for the co-owners of the plants, is pursuing legal remedies against DOE for breach of contract. The Plant Hatch spent fuel storage is expected to be sufficient into 2003. The Plant Vogtle spent fuel storage is expected to be sufficient into 2017. Plant Vogtle's spent fuel storage capacity includes the installation in 1998 of additional rack capacity. Activities for adding dry cask storage capacity at Plant Hatch by as early as 1999 are in progress.

   The Energy Policy Act of 1992 required that utilities with nuclear plants be assessed over a 15-year period an amount which will be used by DOE for the decontamination and decommissioning of its nuclear fuel enrichment facilities. The amount of each utility's assessment was based on its past purchases of nuclear fuel enrichment services from DOE. Based on its ownership in Plants Hatch and Vogtle, Oglethorpe has a remaining nuclear fuel asset of approximately $12,200,000, which is being amortized to nuclear fuel expense over the next 10 years. Oglethorpe has also recorded an obligation to DOE which approximated $9,400,000 at December 31, 1998.

g. NUCLEAR DECOMMISSIONING

   Oglethorpe's portion of the costs of decommissioning co-owned nuclear facilities is estimated as follows:

--------------------------------------------------------------------------------
 (dollars in thousands)    Hatch      Hatch      Vogle       Vogle
                          Unit No.1  Unit No.2  Unit No.1  Unit No.2
--------------------------------------------------------------------------------
 Year of site study         1998        1998       1998       1998

 Expected start date
   of decommissioning       2014        2018       2027       2029

 Decommissioning cost:
 Discounted            $ 109,000    $133,000  $ 107,000   $130,000
 Undiscounted            200,000     280,000    309,000    404,000
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

     The annual provision, based on the 1994 site study, for decommissioning for 1998, 1997 and 1996 was $2,597,000, $2,597,000 and $2,597,000, respectively. In developing the amount of the annual provision for 1997 and 1998, the escalation rate was assumed to be 2.72% and return on trust assets was assumed to be 8%. The 1998 site study was utilized in developing the annual provision for 1999 and subsequent years. Oglethorpe accounts for this provision for decommissioning as depreciation expense with an offsetting credit to a decommissioning reserve. Oglethorpe's management is of the opinion that any changes in cost estimates of decommissioning can be recovered in future rates.

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

h. DEPRECIATION

   Depreciation is computed on additions when they are placed in service using the composite straight-line method. Annual depreciation rates in effect in 1998, 1997 and 1996 were as follows:


----------------------------------------------------------------------------------
                                         1998              1997              1996
----------------------------------------------------------------------------------
  Steam production                       2.14%             2.13%             2.13%
  Nuclear production                     2.77%             2.74%             2.73%
  Hydro production                       2.00%             2.00%             2.00%
  Other production                       3.75%             3.75%             3.75%
  Transmission                           2.75%             2.75%             2.75%
  Distribution                            -                2.88%             2.88%
  General                          2.00-20.00%       2.00-20.00%       2.00-20.00%
----------------------------------------------------------------------------------


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

j. BOND, RESERVE AND CONSTRUCTION FUNDS

   Bond, reserve and construction funds for pollution control revenue bonds
(PCBs) are maintained as required by Oglethorpe's bond agreements. Bond funds serve as payment clearing accounts, reserve funds maintain amounts equal to the maximum annual debt service of each bond issue and construction funds hold bond proceeds for which construction expenditures have not yet been made. As of December 31, 1998 and 1997, substantially all of the funds were invested in U.S. Government securities.

k. CASH AND TEMPORARY CASH INVESTMENTS

   Oglethorpe considers all temporary cash investments purchased with a maturity of three months or less to be cash equivalents. Temporary cash investments with maturities of more than three months are classified as other short-term investments.

   At December 31, 1998 and 1997, $13,457,000 and $12,167,000 were restricted by
PCBs trust indentures and were utilized in January 1999 and 1998 for payment of principal on certain PCBs, respectively.

l. INVENTORIES

     Oglethorpe maintains inventories of fossil fuels for its generation plant and spare parts for certain of its generation and transmission plant. These inventories are stated at weighted average cost on the accompanying balance sheets.

   At December 31, 1998 and 1997, fossil fuels inventories were $18,692,000 and $7,288,000, respectively. Inventories for spare parts at December 31, 1998 and 1997 were $58,091,000 and $58,240,000, respectively.

m. DEFERRED CHARGES

   Prior to 1996, Oglethorpe expensed nuclear refueling outage costs as incurred. In 1996, Oglethorpe began accounting for these costs on a normalized basis. Under this method of accounting, refueling outage costs are deferred and subsequently amortized to expense over the 18-month operating cycle of each unit. Deferred nuclear outage costs at December 31, 1998 and 1997 were $17,163,000 and $19,802,000, respectively.

   As a result of the determination that the Plant Vogtle radioactive waste facility has no usefulness as a radioactive waste storage facility, the remaining project costs of $30,752,000 have been reclassified from electric plant in service to deferred charges on the accompanying balance sheets. Oglethorpe's Board of Directors has authorized that these costs be amortized and fully recovered through rates over a period of four years beginning in 1999.

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

   In December 1996 and January 1997, Oglethorpe entered into long-term lease transactions for its 74.6% undivided ownership interest in Rocky Mountain, through a wholly owned subsidiary of Oglethorpe, Rocky Mountain Leasing Corporation (RMLC). The lease transactions are characterized as a sale and lease-back for income tax purposes, but not for financial reporting purposes. As a result of these leases, Oglethorpe recorded a net benefit of $95,560,000 which was deferred and is being amortized to income over the 30-year lease-back period. The lease transactions initially increased Oglethorpe's Capitalization and Investments and funds by $57,495,000, respectively (see Note 2 where discussed further).

o. REGULATORY ASSETS AND LIABILITIES

   Oglethorpe is subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." Regulatory assets represent certain costs that are assured to be recoverable by Oglethorpe from the Members in the future through the ratemaking process. Regulatory liabilities represent certain items of income that are being retained by Oglethorpe and that will be applied in the future to reduce Member revenue requirements. The following regulatory assets and liabilities were reflected on the accompanying balance sheets as of December 31, 1998 and 1997:


--------------------------------------------------------------------------------
(dollars in thousands)                                1998                1997
--------------------------------------------------------------------------------
Premium and loss on reacquired debt                 $206,729            $196,583
Deferred amortization of Scherer leasehold            99,297              96,303
Discontinued projects                                 36,203               5,947
Other regulatory assets                               28,668              32,371
Net benefit of sale of income tax benefits           (26,030)            (34,039)
Net benefit of Rocky Mountain transactions           (89,189)            (92,375)
                                                    --------            --------
                                                    $255,678            $204,790
                                                    --------            --------
                                                    --------            --------
--------------------------------------------------------------------------------


   In the event that competitive or other factors result in cost recovery practices under which Oglethorpe can no longer apply the provisions of SFAS No. 71, Oglethorpe would be required to eliminate all regulatory assets and liabilities that could not otherwise be recognized as assets and liabilities by businesses in general. In addition, Oglethorpe would be required to determine any impairment to other assets, including plant, and write-down those assets, if impaired, to their fair value.

p. PRESENTATION

     Certain prior year amounts have been reclassified to conform with current year presentation.

2. Fair value of financial instruments:

   A detail of the estimated fair values of Oglethorpe's financial instruments as of December 31, 1998 and 1997 is as follows:


------------------------------------------------------------------------------------------------------
(dollars in thousands)                                1998                           1997
                                                                Fair                           Fair
                                               Cost            Value            Cost           Value
------------------------------------------------------------------------------------------------------
Cash and temporary cash investments:
  Commercial paper                        $   105,567     $   105,567      $    62,772     $    62,772
  Cash and money market
   securities                                     668             668              443             443
                                          -----------     -----------      -----------     -----------
Total                                     $   106,235     $   106,235      $    63,215     $    63,215
                                          -----------     -----------      -----------     -----------
                                          -----------     -----------      -----------     -----------
Other short term
  investments                             $    72,955     $    73,356      $    97,092     $    97,021
                                          -----------     -----------      -----------     -----------
                                          -----------     -----------      -----------     -----------
Bond, reserve and construction funds:
  U.S. Government
     securities                           $    20,486     $    21,091      $    20,542     $    20,505
  Repurchase agreements                        11,818          11,818           12,655          12,656
                                          -----------     -----------      -----------     -----------
Total                                     $    32,304     $    32,909      $    33,197     $    33,161
                                          -----------     -----------      -----------     -----------
                                          -----------     -----------      -----------     -----------
Decommissioning fund:
  U.S. Government
     securities                           $    27,521     $    28,442      $    21,070     $    21,668
  Foreign government
   securities                                     732             738              641             695
  Commercial paper                              4,785           4,784            5,507           5,506
  Corporate bonds                              10,855          11,465           12,537          12,967
  Equity securities                            53,760          61,400           45,044          51,252
  Asset-backed securities                       7,442           7,593            9,202           9,237
  Other bonds                                     940             944             --              --
  Cash and money market
   securities                                   6,728           6,728            4,492           4,492
                                          -----------     -----------      -----------     -----------
Total                                     $   112,763     $   122,094      $    98,493     $   105,817
                                          -----------     -----------      -----------     -----------
                                          -----------     -----------      -----------     -----------
Long-term debt                            $ 3,177,883     $ 3,541,832      $ 3,258,046     $ 3,497,842
                                          -----------     -----------      -----------     -----------
                                          -----------     -----------      -----------     -----------
Interest rate swap
   (unrealized loss)                      $      --       $   (49,350)     $      --       $   (38,349)
                                          -----------     -----------      -----------     -----------
                                          -----------     -----------      -----------     -----------
------------------------------------------------------------------------------------------------------


   The contractual maturities of debt securities available for sale at December 31, 1998 and 1997, regardless of their balance sheet classification, are as follows:


--------------------------------------------------------------------------------------------------------
(dollars in thousands)                               1998                              1997

                                                              Fair                               Fair
                                            Cost              Value             Cost             Value
--------------------------------------------------------------------------------------------------------
Due within one year                      $ 16,556           $ 16,593          $ 14,147         $ 14,158
Due after one year through five years      26,163             27,082            18,798           18,825
Due after five years through ten years     13,504             13,739            22,677           22,781
Due after ten years                        23,572             24,676            21,025           21,964
                                         --------           --------          --------         --------
                                         $ 79,795           $ 82,090          $ 76,647         $ 77,728
                                         --------           --------          --------         --------
                                         --------           --------          --------         --------
--------------------------------------------------------------------------------------------------------


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

   A portion (16.86%) of the interest rate swap arrangements was assumed by GTC as part of the Corporate Restructuring. Under the interest rate swap arrangements, Oglethorpe makes payments to the counterparty based on the notional principal at a contractually fixed rate and the counterparty makes payments to Oglethorpe based on the notional principal at the existing variable rate of the refunding bonds. The differential to be paid or received is accrued as interest rates change and is recognized as an adjustment to interest expense. Oglethorpe entered into the swap arrangements for the purpose of securing a fixed rate lower than otherwise would have been available to Oglethorpe had it issued fixed rate bonds. For the Series 1993A notes, the notional principal at December 31, 1998 was $197,425,000 (includes the portion assumed by GTC) and the fixed swap rate is 5.67% (the variable rate at December 31, 1998 and 1997 was 3.85% and 3.65%, respectively). With respect to the Series 1994A notes, the notional principal at December 31, 1998 was $122,740,000 (includes the portion assumed by GTC) and the fixed swap rate is 6.01% (the variable rate at December 31, 1998 and 1997 was 3.85% and 3.65%, respectively). The notional principal amount is used to measure the amount of the swap payments and does not represent additional principal due to the counterparty. The swap arrangements extend for the life of the refunding bonds, with reductions in the outstanding principal amounts of the refunding bonds causing corresponding reductions in the notional amounts of the swap payments. Oglethorpe's portion of the estimated fair value of the swap arrangements at December 31, 1998 and 1997 was an unrealized loss of $49,350,000 and $38,349,000, respectively, representing the estimated payment Oglethorpe would pay if the swap arrangements were terminated. Oglethorpe may be exposed to losses in the event of nonperformance of the counterparty, but does not anticipate such nonperformance.

   Under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," investment securities held by Oglethorpe are classified as either available-for-sale or held-to-maturity. Available-for-sale securities are carried at market value with unrealized gains and losses, net of any tax effect, added to or deducted from patronage capital. Unrealized gains and losses from investment securities held in the decommissioning fund, which are also classified as available-for-sale, are directly added to or deducted from the decommissioning reserve. Held-to-maturity securities are carried at cost. All realized and unrealized gains and losses are determined using the specific identification method. Gross unrealized gains and losses at December 31, 1998 were $12,182,000 and $1,845,000, respectively. Gross unrealized gains and losses at December 31, 1997 were $12,800,000 and $5,583,000, respectively. For 1998 and 1997, proceeds from sales of available-for-sale securities totaled $491,343,000 and $476,965,000, respectively. Gross realized gains and losses from the 1998 sales were $12,892,000 and $6,602,000, respectively. Gross realized gains and losses from the 1997 sales were $11,415,000 and $3,010,000, respectively.

   Investments in associated companies were as follows at December 31, 1998 and 1997:


---------------------------------------------------------------
(dollars in thousands)                    1998           1997
---------------------------------------------------------------
National Rural Utilities
   Cooperative Finance Corp. (CFC)     $ 13,476        $ 13,476
CoBank, ACB                               1,734           1,955
Other                                     1,021             509
                                       --------        --------
Total                                  $ 16,231        $ 15,940
                                       --------        --------
                                       --------        --------
---------------------------------------------------------------



   The investments in these associated companies are similar to compensating bank balances in that they are required in order to maintain current financing arrangements. Accordingly, there is no market for these investments.

   The deposit, which is carried at cost, on the Rocky Mountain transactions (see Note 1 where discussed) is invested in a guaranteed investment contract which will be held to maturity (the end of the 30-year lease-back period). At maturity, Oglethorpe intends to repurchase tax ownership and to retain all other rights of ownership with respect to the plant if it is advantageous to do so. The assets of RMLC are not available to pay creditors of Oglethorpe or its affiliates.

   In addition, from the proceeds of the Rocky Mountain transactions, Oglethorpe paid $640,611,000 to a financial institution. In return, this financial institution undertook to pay a portion of Oglethorpe's lease obligations. Both Oglethorpe's interest in this payment undertaking agreement and the corresponding lease obligations have been extinguished for financial reporting purposes.

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The standard requires that all derivative instruments be recognized as assets or liabilities and be measured at fair value. Oglethorpe is required to adopt SFAS No. 133 by January 1, 2000. Oglethorpe is currently assessing the impact that adoption of SFAS No. 133 will have on results of operations and financial condition and is undecided as to the date the standard will be adopted.

3. Income taxes:

   Oglethorpe is a not-for-profit membership corporation subject to federal and state income taxes. As a taxable electric cooperative, Oglethorpe has annually allocated its income and deductions between Member and non-Member activities. Any Member taxable income has been offset with a patronage exclusion and member loss carryforwards.

     Oglethorpe accounts for its income taxes pursuant to SFAS No. 109. SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.

   A detail of the provision for income taxes in 1998, 1997 and 1996 is shown as follows:


----------------------------------------------------------
(dollars in thousands)       1998      1997        1996
----------------------------------------------------------
Current
   Federal                 $ (86)     $(1,132)     $ 3,525
   State                    --           --           --
                           ------     -------      -------
                             (86)      (1,132)       3,525
                           ------     -------      -------
Deferred
   Federal                    86        1,132       (3,525)
   State                    --           --           --
                           ------     -------      -------
                              86        1,132       (3,525)
                           ------     -------      -------
Income taxes charged
   to operations           $ --        $  --        $  --
                           ------     -------      -------
                           ------     -------      -------
----------------------------------------------------------


   The difference between the statutory federal income tax rate on income before income taxes and Oglethorpe's effective income tax rate is summarized as follows:

--------------------------------------------------------------------------------
                                         1998         1997       1996
--------------------------------------------------------------------------------
Statutory federal income tax rate         35.0%        35.0%     35.0%
Patronage exclusion                      (35.7%)      (35.4%)   (35.7%)
Other                                      0.7%         0.4%      0.7%
                                         ------       ------    ------
Effective income tax rate                  0.0%         0.0%      0.0%
                                         ------       ------    ------
                                         ------       ------    ------
--------------------------------------------------------------------------------


   The components of the net deferred tax liabilities as of December 31, 1998 and 1997 were as follows:


--------------------------------------------------------------------------------
(dollars in thousands)                                      1998       1997
--------------------------------------------------------------------------------
Deferred tax assets
  Net operating losses                                   $ 468,337  $ 444,590
  Member loss carryforwards                                134,533    189,414
  Tax credits (alternative minimum tax
   and other)                                              236,856    243,707
  Accounting for Rocky Mountain
   transactions                                            306,801    213,575
  Accounting for sale of income tax benefits                61,757     75,041
  Accrued nuclear decommissioning expense                   55,492     51,713
  Accounting for asset dispositions                         30,612     31,584
  Other                                                      2,310      2,742
                                                         ---------  ---------
                                                         1,296,698  1,252,366
  Less:  Valuation allowance                              (234,549)  (241,483)
                                                         ---------  ---------
                                                         1,062,149  1,010,883
                                                         ---------  ---------
Deferred tax liabilities
  Depreciation                                            (837,991)   (848,585)
  Accounting for Rocky Mountain
   transactions                                           (204,019)   (145,805)
  Accounting for debt extinguishment                       (67,828)    (61,094)
  Other                                                    (15,514)    (18,516)
                                                         ---------  ----------
                                                        (1,125,352) (1,074,000)
                                                         ---------  ----------
Net deferred tax liabilities                             $ (63,203)  $ (63,117)
                                                         ---------  ----------
                                                         ---------  ----------
--------------------------------------------------------------------------------



   As of December 31, 1998, Oglethorpe has federal tax net operating loss carryforwards (NOLs), alternative minimum tax credits (AMT) and unused general business credits (consisting primarily of investment tax credits) as follows:


-----------------------------------------------------
                     (dollars in thousands)
-----------------------------------------------------
                  Alternative
                    Minimum
Expiration Date   Tax Credits   Tax Credits     NOLs

    1999         $    -         $ 37,206     $     -
    2000              -            3,198           -
    2001              -            7,264           -
    2002              -          130,377           -
    2003              -              652       240,341
    2004              -           55,663       114,285
    2005              -              189       213,080
    2006              -              -         209,009
    2007              -              -          86,779
    2008              -              -          94,927
    2009              -              -          96,394
    2010              -              -          77,970
    2018              -              -          71,164
    None            2,307            -             -
                  -------       --------    ----------
                 $  2,307       $234,549    $1,203,949
                  -------       --------    ----------
                  -------       --------    ----------
------------------------------------------------------




   Based on Oglethorpe's historical taxable transactions, the timing of the reversal of existing temporary differences, future income, and tax planning strategies, it is more likely than not that Oglethorpe's future taxable income will be sufficient to realize the benefit of NOLs before their respective expiration dates. The NOLs expiration dates start in the year 2003 and end in the year 2018. However, as reflected in the above valuation allowance, it is more likely than not that the tax credits will not be utilized before expiration. The change in the valuation allowance from 1997 to 1998 was the result of the expiration of $6,934,000 of tax credits in 1998. It is more likely than not that the AMT credit will be utilized.

4. Capital leases:

     In December 1985, Oglethorpe sold and subsequently leased back from four purchasers its 60% undivided ownership interest in Scherer Unit No. 2. The gain from the sale is being amortized over the 36-year term of the leases. The minimum lease payments under the capital leases together with the present value of net minimum lease payments as of December 31, 1998 are as follows:


---------------------------------------------------------------------------
Year Ending December 31,                            (dollars in thousands)
---------------------------------------------------------------------------
   1999                                                 $     37,890
   2000                                                       37,755
   2001                                                       37,629
   2002                                                       37,491
   2003                                                       37,333
 2004-2021                                                   494,355
                                                        ------------
   Total minimum lease payments                              682,453

   Less: Amount representing interest                       (392,668)
                                                        ------------
   Present value of net minimum lease payments               289,785

   Less: Current portion                                     (7,486)
                                                        ------------
   Long-term balance                                    $    282,299
                                                        ------------
                                                        ------------
---------------------------------------------------------------------------


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

   In 1991 and 1992, all four of the lessors received Notices of Proposed Adjustments from the IRS proposing adjustments to the tax benefits claimed by these lessors in connection with their purchase and ownership of an undivided interest in Scherer Unit No 2. In 1994, the IRS issued a revised Notice of Proposed Adjustments to one of the lessors which reduced the proposed adjustments. During 1995, this lessor advised Oglethorpe that it had settled this issue on the basis of the revised Notice of Proposed Adjustments. Oglethorpe subsequently made a lump sum indemnity payment of $362,000 to the lessor in order to compensate for the reduction in the lessor's tax benefits resulting from the sale and leaseback transaction. The IRS has indicated that it will take consistent positions with the other three lessors. If the IRS's current positions regarding the sale and leaseback transactions were ultimately upheld, Oglethorpe would be required to indemnify the other three lessors. Oglethorpe's indemnification liability to the three lessors is estimated to be approximately $1,246,000 as of December 31, 1998. This liability has been reflected on the accompanying balance sheet.

5. Long-term debt:

     Long-term debt consists of mortgage notes payable to the United States of America acting through the Federal Financing Bank (FFB) and the RUS, mortgage notes and unsecured notes issued in conjunction with the sale by public authorities of PCBs, mortgage notes and unsecured notes payable to CoBank, and mortgage notes payable to National Rural Utilities Cooperative Finance Corporation (CFC). Oglethorpe's headquarters facility is pledged as collateral for the CoBank headquarters note; substantially all of the owned tangible and certain of the intangible assets of Oglethorpe are pledged as collateral for the FFB and RUS notes, the CoBank mortgage notes, the CFC notes, and the mortgage notes issued in conjunction with the sale of PCBs. The detail of the two medium-term notes is included in the statements of capitalization.

   As part of the Corporate Restructuring effective April 1, 1997, 16.86% of the then outstanding secured PCBs was assumed by GTC. Because Oglethorpe was not legally released from its obligation to pay this debt, the entire debt is shown in the Statement of Capitalization as a liability of Oglethorpe with an offsetting amount reflecting the portion assumed by GTC.

   In connection with the Corporate Restructuring in March 1997, Oglethorpe defeased approximately $92,000,000 in principal amount of Series 1992 PCBs. Initially these bonds were defeased with the proceeds from the issuance of approximately $92,000,000 in commercial paper. In March and April 1998, Oglethorpe refinanced the commercial paper issuance with two medium-term loans; one from CoBank and one from CFC, of approximately $46,100,000 each. Oglethorpe ultimately expects to refinance the two medium-term loans with an issuance of PCBs in the fall of 2002.

   In connection with the Corporate Restructuring in March 1997, Oglethorpe refinanced $216,925,000 (includes portion assumed by GTC) in principal amount of Series 1992A PCBs through the issuance of Series 1997A PCBs which matured on December 1, 1997, which in turn were refunded through the issuance of Series 1997B PCBs which matured on May 28, 1998. The series 1997B PCBs were refunded through the issuance of $116,925,000 of Series 1998A PCBs and $100,000,000 of Series 1998B PCBs (the Series 1998 Bonds), having a January 1, 2019 maturity. The Series 1998 Bonds were issued as variable rate bonds and are supported by both a municipal bond insurance policy and bank liquidity agreements. The unamortized transaction costs related to these various PCB issues are reported as deferred charges on the balance sheet and are being amortized over the twenty-year life of the Series 1998 Bonds.

   In October 1998, Oglethorpe completed a current refunding transaction whereby $16,185,000 (includes portion assumed by GTC) of PCBs were issued. The proceeds of this transaction were used to retire $16,185,000 of existing bonds in January 1999. At December 31, 1998 both the current and existing bonds were reported as outstanding debt on the balance sheet. The unamortized transaction costs related to this transaction have been reported as a deferred charge on the balance sheet and are being amortized over the life of the related bonds.

   In 1998, Oglethorpe refinanced more than $424,000,000 in FFB debt. In connection with this refinancing, Oglethorpe paid prepayment premiums of approximately $24,000,000 and is amortizing these premiums over three and one half years.

   The annual interest requirement for 1999 is estimated to be $231,000,000.

   Maturities for the long-term debt and amortization of the capital lease obligations through 2003 are as follows:


--------------------------------------------------------------------------------
(dollars in thousands)1999        2000         2001         2002          2003
--------------------------------------------------------------------------------
FFB and RUS        $ 74,954     $ 81,058     $ 86,314     $ 90,830     $ 96,424
CoBank                  495          508          523          540       46,623
PCBs*                14,540       17,949       19,678       20,264       25,835
CFC                    --           --           --           --         46,065
Capital Leases        7,486        7,075        7,775        8,544        9,455
                   --------     --------     --------     --------     --------
Total              $ 97,475     $106,590     $114,290     $120,178     $224,402
                   --------     --------     --------     --------     --------
                   --------     --------     --------     --------     --------
*Does not contain portion assumed by GTC
--------------------------------------------------------------------------------



   The weighted average interest rate for 1999 for long-term debt and capital leases due within one year and notes payable is 6.14%.

   Oglethorpe has a commercial paper program under which it may issue commercial paper not to exceed a $240,000,000 balance outstanding at any time. The commercial paper may be used for working capital requirements and for general corporate purposes. Oglethorpe's commercial paper is backed 100% by committed lines of credit.

     As of December 31, 1998 and 1997, approximately $51,000,000 and $92,000,000, respectively, of commercial paper was outstanding. The majority of the amount outstanding at year-end 1997 was in connection with the defeasance of the Series 1992 PCBs discussed above. The majority of the amount outstanding at year-end 1998 relates to commercial paper issued to fund, on an interim basis, the construction of a combustion turbine (CT) project expected to be completed by June 1999. This project is owned by a newly formed cooperative, Smarr EMC, which is owned by 36 of Oglethorpe's 39 Members. It is expected that by June 1999, Smarr

EMC will secure, on a non-recourse basis to Oglethorpe, permanent financing for this CT project and repay Oglethorpe for the interim financing.

   Oglethorpe has a $50,000,000 uncommitted short-term line of credit with CFC and a $30,000,000 committed line of credit with SunTrust Bank, Atlanta (SunTrust). The maximum combined amount that can be outstanding under these lines of credit and the commercial paper program at any one time totals $290,000,000 due to certain restrictions contained in the SunTrust line of credit agreement. No balance was outstanding on either of these two lines of credit at either December 31, 1998 or 1997.

6. Electric plant and related agreements:

   Oglethorpe and GPC have entered into agreements providing for the purchase and subsequent joint operation of certain of GPC's electric generating plants. A summary of Oglethorpe's plant investments and related accumulated depreciation as of December 31, 1998 is as follows:

--------------------------------------------------------------------------------
(dollars in thousands)
                                                        Accumulated
 Plant                                  Investment      Depreciation
--------------------------------------------------------------------------------
In-service
   Owned property
    Vogtle Units No. 1 & No. 2
     (Nuclear - 30% ownership)          $2,732,506      $   790,303
    Hatch Units No. 1 & No. 2
     (Nuclear - 30% ownership)             515,665          225,000
    Wansley Units No. 1 & No. 2
     (Fossil - 30% ownership)              172,067           88,834
    Scherer Unit No. 1
     (Fossil - 60% ownership)              427,304          209,342
    Rocky Mountain Units No. 1,
    No. 2 & No. 3
     (Hydro - 74.6% ownership)             556,880           39,689
    Tallassee (Harrison Dam)
     (Hydro - 100% ownership)                9,270            2,153
    Wansley (Combustion Turbine -
     30% ownership)                          3,655            1,374
    Generation step-up substations          58,193           21,946
    Other                                   79,504           23,995


  Property under capital lease
   Scherer Unit No. 2
     (Fossil - 60% leasehold)              301,130          108,252
                                        ----------       ----------

Total in-service                        $4,856,174       $1,510,888
                                        ----------       ----------
                                        ----------       ----------
Construction work in progress
  Generation improvements               $   20,271
  Other                                        677
                                        ----------
Total construction work in progress     $   20,948
                                        ----------
                                        ----------
--------------------------------------------------------------------------------

   Oglethorpe, as of December 31, 1998, estimates property additions (including capitalized interest but excluding nuclear fuel) to be approximately $30,000,000 in 1999, $50,000,000 in 2000 and $52,000,000 in 2001, primarily for replacements and additions to generation facilities.

   Oglethorpe's proportionate share of direct expenses of joint operation of the above plants is included in the corresponding operating expense captions (e.g., fuel, production or depreciation) on the accompanying statements of revenues and expenses.

7. Employee benefit plans:

   Effective December 31, 1998, Oglethorpe's Board of Directors approved termination of the noncontributory defined benefit pension plan that covered substantially all employees, resulting in a net gain of $1,645,000.

   Effective for fiscal year 1998, Oglethorpe adopted SFAS No. 132, "Employers Disclosure about Pensions and Other Postretirement Benefits." The new standard requires revisions of disclosures for Oglethorpe's pension plan, but does not change the measurement or recognition of the plan.

   The changes in obligations, plan assets and funded status of the pension plan at December 31, 1998 and 1997 were as follows:


--------------------------------------------------------------------------
(dollars in thousands)                                 1998        1997
--------------------------------------------------------------------------
Projected Benefit Obligation
  Beginning of year                                 $ 11,294    $ 13,211
  Service cost                                           415         560
  Interest cost                                          756         791
  Divestitures                                          --        (3,150)
  Actuarial gain                                        (202)       (128)
  Benefit payments                                      (406)       (451)
  Change in discount rate                              1,035         461
  Assumption change                                    1,037        --
  Net effect of termination                             (892)       --
                                                   ---------    ---------
  End of year                                       $ 13,037    $ 11,294
                                                   ---------    ---------
                                                   ---------    ---------
Change in plan assets
  Fair value of plan assets at
    beginning of year                               $  9,568    $  9,218
  Divestitures                                          --        (1,291)
  Actual return on assets                              1,992       1,872
  Employer contributions                                  58         220
  Benefits paid                                         (406)       (451)
                                                   ---------    ---------
  Fair value of plan assets at end of year          $ 11,212    $  9,568
                                                   ---------    ---------
                                                   ---------    ---------
Funded status
  Obligation in excess of assets                    $ (1,825)   $ (1,726)
  Unrecognized net actuarial gain                       --        (2,243)
  Unrecognized prior service cost                       --           355
  Unrecognized net asset                                --           (77)
                                                   ---------    ---------
  Net accrued pension cost                          $ (1,825)   $ (3,691)
                                                   ---------    ---------
                                                   ---------    ---------
--------------------------------------------------------------------------

     The plan's pension cost recognized in 1998, 1997 and 1996 were as follows:


-------------------------------------------------------------------------------
(dollars in thousands)                             1998       1997        1996
-------------------------------------------------------------------------------
Components of net periodic benefit cost
  Service cost                                  $   415     $   560      $ 1,149
  Interest cost                                     756         791          872
  Less, expected return on plan assets             (802)       (666)        (670)
  Amount of prior service cost recognized            40          40           49
  Amortization of unrecognized transition
     asset                                          (10)        (10)         (12)
  Amount of gain from prior years                  (562)        (61)         --
                                               --------    --------     --------
  Net periodic benefit cost                        (163)        654        1,388
  Estimated gain on termination                  (1,645)        --           --
                                               --------    --------     --------
  Net pension cost                              $(1,808)    $   654      $ 1,388
                                               --------    --------     --------
                                               --------    --------     --------
-------------------------------------------------------------------------------

     The discount rate used in determining the actuarial present value of the projected benefit obligation at termination was 5.25%. The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation for 1997 shown above were 7.25% and 5.0%. The expected long-term rate of return on plan assets was 8.5% in 1998, 1997 and 1996 and the discount rate used in determining the pension expense was 7.25% in 1998, 7.5% in 1997 and 7.25% in 1996.

     The defined benefit pension plan was replaced with a new money purchase pension plan which became effective January 1, 1999. Under this new plan Oglethorpe will contribute 5%, subject to IRS limitations, of each employee's annual compensation.

     Oglethorpe has a contributory employee retirement savings plan covering substantially all employees. Employee contributions to the plan may be invested in one or more of nine funds. The employee may contribute, subject to IRS limitations, up to 16% of his annual compensation. Oglethorpe will match the employee's contribution up to one-half of the first 6% of the employee's annual compensation, as long as there is sufficient net margin to do so. Oglethorpe's contributions to the plan were approximately $214,000 in 1998, $248,000 in 1997 and $561,000 in 1996.

8. Nuclear insurance:

     GPC, on behalf of all the co-owners of Plants Hatch and Vogtle, is a member of Nuclear Electric Insurance, Ltd. (NEIL), a mutual insurer established to provide property damage insurance coverage in an amount up to $500,000,000 for members' nuclear generating facilities. In the event that losses exceed accumulated reserve funds, the members are subject to retroactive assessments (in proportion to their participation in the mutual insurer). The portion of the current maximum annual assessment for GPC that would be payable by Oglethorpe, based on ownership share, is limited to approximately $4,512,000 for each nuclear incident.

     GPC, on behalf of all the co-owners of Plants Hatch and Vogtle, has coverage under NEIL II, which provides insurance to cover decontamination, debris removal and premature decommissioning as well as excess property damage to nuclear generating facilities for an additional $2,250,000,000 for losses in excess of the $500,000,000 primary coverage described above. Under the NEIL policies, members are subject to retroactive assessments in proportion to their participation if losses exceed the accumulated funds available to the insurer under the policy. The portion of the current maximum annual assessment for GPC that would be payable by Oglethorpe, based on ownership share, is limited to approximately $5,006,000.

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

     The Price-Anderson Act, as amended in 1988, limits public liability claims that could arise from a single nuclear incident to $9,700,000,000, which amount is to be covered by private insurance and agreements of indemnity with the NRC. Such private insurance (in the amount of $200,000,000 for each plant, the maximum amount currently available) is carried by GPC for the benefit of all the co-owners of Plants Hatch and Vogtle. Agreements of indemnity have been entered into by and between each of the co-owners and the NRC. In the event of a nuclear incident involving any commercial nuclear facility in the country involving total public liability in excess of $200,000,000, a licensee of a nuclear power plant could be assessed a deferred premium of up to $88,095,000 per incident for each licensed reactor operated by it, but not more than $10,000,000 per reactor per incident to be paid in a calendar year. On the basis of its sell-back adjusted ownership interest in four nuclear reactors, Oglethorpe could be assessed a maximum of $105,714,000 per incident, but not more than $12,000,000 in any one year.

   All retrospective assessments, whether generated for liability or property, may be subject to applicable state premium taxes.

9. Power purchase and sale agreements:

   Oglethorpe is utilizing long-term power marketer arrangements to reduce the cost of power to the Members. Oglethorpe has entered into power marketer agreements with LG&E Energy Marketing, Inc. (LEM) effective January 1, 1997, for approximately 50% of the load requirements of the Members and with Morgan Stanley Capital Group Inc. (Morgan Stanley), effective May 1, 1997, with respect to 50% of the Members' then forecasted load requirements. These agreements extend through 2011 and into 2005, respectively. The LEM agreements are based on the actual requirements of the Members during the contract term, whereas the Morgan Stanley agreement represents a fixed supply obligation. Generally, these arrangements reduce the cost of supplying power to the Members by limiting the risk of unit availability, by providing a guaranteed benefit for the use of excess resources and by providing future power needs at a fixed price. All of Oglethorpe's existing generating facilities and power purchase arrangements are available for use by LEM and Morgan Stanley for the term of the respective agreements. Oglethorpe continues to be responsible for all of the costs of its system resources but receives revenue from LEM and Morgan Stanley for the use of the resources. The Morgan Stanley agreement requires both Oglethorpe and Morgan Stanley to make minimum purchases from each other, however, the net requirement between the parties is immaterial. Under the LEM agreement there is no minimum purchase required.

   At the request of LEM, the parties have discussed the future of the LEM arrangements. LEM has initiated the contractually defined binding arbitration process as to certain load projections provided by Oglethorpe to LEM. Oglethorpe continues to receive power under the LEM agreements and believes the agreements are enforceable against LEM. Even so, given LEM's announced intention to discontinue its merchant energy trading and sales business, instead of performing itself, LEM could, with consent of Oglethorpe and the RUS, make alternative arrangements, including assigning performance to an acceptable third party, or otherwise make Oglethorpe whole from any damages incurred as a result of termination. Oglethorpe believes that LEM has the ability, financial and otherwise, to perform its obligations under these agreements.

   The current uncertainty relating to the LEM arrangements does not adversely affect Oglethorpe's ability to meet its Members' load requirements but could, in the future, affect the sources and prices for such power. If LEM was to cease to perform its obligations under the LEM agreements or the LEM agreements were to be terminated, Oglethorpe expects to be able to serve its Members' needs through its existing owned and purchased capacity, supplemented by additional capacity either purchased in the wholesale market, constructed or otherwise acquired. Termination of the LEM agreements would however eliminate a source of power at contractually fixed prices and thus would introduce additional uncertainty regarding future power costs and Member rates. Oglethorpe's management does not expect the ultimate resolution of the LEM arrangements will have a material adverse effect on its financial condition or results of operations.

   In addition, Oglethorpe has entered into various long-term power purchase agreements. As of December 31, 1998, Oglethorpe's minimum purchase commitments under these agreements, without regard to capacity reductions or adjustments for changes in costs, for the next five years are as follows:

---------------------------------------------------------
  Year Ending December 31,   (dollars in thousands)
---------------------------------------------------------
         1999                  $  84,578
         2000                     69,075
         2001                     61,071
         2002                     44,375
         2003                     26,903
---------------------------------------------------------


   Oglethorpe's power purchases from these agreements amounted to approximately $172,897,000 in 1998, $175,818,000 in 1997 and $190,760,000 in 1996.

   Oglethorpe has entered into an agreement with Alabama Electric Cooperative to sell 100 MW of capacity for the period June 1998 through December 2005.

10. Quarterly financial data (unaudited):

   Summarized quarterly financial information for 1998 and 1997 is as follows:

------------------------------------------------------------------------------------
                                     First        Second        Third      Fourth
  (dollars in thousands)            Quarter       Quarter      Quarter     Quarter
------------------------------------------------------------------------------------
1998
  Operating revenues              $235,267       $316,727      $345,775    $246,398
  Operating margin                  62,781         58,045        55,823      66,005
  Net margin                         7,626          1,590            86      11,778

1997
  Operating revenues              $271,485       $242,876      $286,579    $246,912
  Operating margin                  77,818         61,423        56,753      63,681
  Net margin                         9,436          5,510          (872)      8,331
------------------------------------------------------------------------------------


   Oglethorpe's business is influenced by seasonal weather conditions. The fourth quarter of 1998 reflects a $1,645,000 net gain from a decision to terminate Oglethorpe's pension plan (see Note 7). The negative net margin for the third quarter of 1997 reflects a $4,000,000 reduction in revenue requirement approved by Oglethorpe's Board of Directors. Such reduction in revenues was implemented by reducing the capacity charges billed to Members in August 1997.

11. Corporate Restructuring:

   Oglethorpe and the Members completed in 1997 a Corporate Restructuring in which Oglethorpe, effective April 1, 1997, was divided into three separate operating companies. Oglethorpe's transmission business was sold to and is now owned and operated by GTC. Oglethorpe's system operations business was sold to and is now owned and operated by GSOC. Oglethorpe continues to own and operate its power supply business.

   The total purchase price GTC and GSOC paid Oglethorpe for the transmission and system operations business was approximately $717 million. The following summarizes the assets and liabilities sold by Oglethorpe to GTC and GSOC as a result of the restructuring:

-------------------------------------------------------
                                 (dollars in thousands)
-------------------------------------------------------
Assets
  Plant in service                        $   847,172
  Accumulated depreciation                   (195,944)
  Construction work in progress                13,313
  Plant acquisition adjustment                  3,887
  Inventories                                   8,980
  Prepayments                                      71
  Premium on reacquired debt                   33,410
  Deferred debt expense                         1,920
                                         ------------
    Total assets sold                         712,809
  Deferred gain on sale                         4,670
                                         ------------
    Total purchase price                  $   717,479
                                         ------------
                                         ------------
Equity and Liabilities
  Long-term debt                          $   686,054
  Accounts payable                                585
  Accrued interest                                121
  Accrued pension cost                          1,047
  Deferred revenues                               310
                                         ------------
    Total liabilities extinguished            688,117
  Notes received from GSOC                      4,822
  Net cash received                            24,540
                                         ------------
    Total purchase price                  $   717,479
                                         ------------
                                         ------------
-------------------------------------------------------


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

   Oglethorpe's system of internal controls is evaluated on an ongoing basis by its qualified internal audit staff. The Corporation's independent public accountants (PricewaterhouseCoopers LLP) also consider certain elements of the internal control system in order to determine their auditing procedures for the purpose of expressing an opinion on the financial statements.

   PricewaterhouseCoopers LLP also provides an objective assessment of how well management meets its responsibility for fair financial reporting. Management believes that its policies and procedures provide reasonable assurance that Oglethorpe's operations are conducted with a high standard of business ethics. In management's opinion, the financial statements present fairly, in all material respects, the financial position, results of operations, and cash flows of Oglethorpe.

Jack L. King
President and Chief Executive Officer

REPORT OF INDEPENDENT ACCOUNTANTS

   To the Board of Directors of Oglethorpe Power Corporation:

   In our opinion, the accompanying balance sheets and statements of capitalization and the related statements of revenues and expenses, patronage capital and of cash flows present fairly, in all material respects, the financial position of Oglethorpe Power Corporation at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                                     PricewaterhouseCoopers LLP
Atlanta, Georgia,
February 26, 1999.

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

     Oglethorpe is managed and operated under the direction of a President and Chief Executive Officer, who is appointed by the Board of Directors. The Senior Officers and Directors of Oglethorpe and significant employees of subsidiaries of Oglethorpe are as follows:


Name                                 Age      Position
----                                 ---      --------
J. Calvin Earwood............        57       Chairman of the Board of Directors, Member Director, Statewide
Jack L. King.................        59       President and Chief Executive Officer and Director
Jerry J. Saacks..............        58       Chief Operating Officer
Thomas A. Smith..............        44       Senior Vice President and Chief Financial Officer
Larry N. Chadwick............        58       Member Director, Northwest Region
Benny W. Denham..............        68       Member Director, Southwest Region and Vice Chairman
Sammy M. Jenkins.............        72       Member Director, Southeast Region
Mac F. Oglesby...............        66       Member Director, Northeast Region and Treasurer
J. Sam L. Rabun..............        67       Member Director, Central Region
Ashley C. Brown..............        52       Outside Director
Newton A. Campbell...........        70       Outside Director
Wm. Ronald Duffey............        57       Outside Director
John S. Ranson...............        69       Outside Director


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

     Jack L. King is the President and Chief Executive Officer of Oglethorpe and has served in that office since July 1998. He also currently serves as the President and Chief Executive Officer and as a director of both GTC and GSOC. Mr. King has a total of 29 years of utility experience in all phases of utility operations. Until last year, he was President of the Control Systems Division of Scientific-Atlanta, Inc. From 1987 to 1994, Mr. King was employed by Entergy Corporation, as Executive Vice President - Operations and as President of Entergy Enterprises. From 1966 to 1987, he held several management positions with Arkansas Power & Light, including Executive Vice President and Chief Operating Officer. Mr. King's previous Board participation included GTC, Arkansas Power & Light, Mississippi Power & Light, Louisiana Power & Light, New Orleans Public Service Inc., Entergy Enterprises, System Fuels, Inc., First Pacific Networks, Entergy Systems and Services, Entergy Power, Inc., Entergy Argentina S.A., Entergy Power Development Corp. and Entergy S.A. Mr. King has a Bachelor of Science degree and Master of Science degree in Electrical Engineering from the University of Arkansas and has completed the Advanced Management Program at the Harvard Graduate School of Business.

     Jerry J. Saacks is the Chief Operating Officer of Oglethorpe and has served in that office since December 1998. Prior to that time, Mr. Saacks served as the Chief Operating Officer of GSOC from January 1997 to December 1998. He served as an independent consultant for Oglethorpe from July 1994 through 1996. Prior to that, Mr. Saacks held several positions at Entergy, including Vice President, System Transmission Officer. He is also a member of the Southeastern Electric Reliability Council Executive Committee. Mr. Saacks has a Bachelor of Science degree in Electrical Engineering from Tulane University and has completed the Advanced Management Program at the Harvard Graduate School of Business.

     Thomas A. Smith is the Senior Vice President and Chief Financial Officer of Oglethorpe and has served in that capacity since September 1998. He previously served as Senior Financial Officer of Oglethorpe from 1997 to August 1998, Vice President, Finance from 1986 to 1990, Manager of Finance from 1983 to 1986 and Manager, Financial Services from 1979 to 1983. From 1990 to 1997, Mr. Smith was Senior Vice President of the Rural Utility Banking Group of CoBank, where he managed the bank's eastern division, rural utilities. Mr. Smith is a Certified Public Accountant, has a Master of Science degree in Industrial Management-Finance from the Georgia Institute of Technology, a Master of Science degree in Analytical Chemistry from Purdue University and a Bachelor of Arts degree in Mathematics and Chemistry from Catawba College.

     Larry N. Chadwick is the Member Director from the Northwest Region. He has been the owner of Chadwick's Hardware in Woodstock, Georgia since 1983. He has served on the Board of Directors of Oglethorpe since July 1989. His present term will expire in March 1999. Mr. Chadwick is an engineer, with experience in the design of hydrogen gas plants. He is Chairman of the Board of Cobb EMC.

     Benny W. Denham is the Vice-Chairman of the Board and is the Member Director from the Southwest Region. He has served on the Board of Directors of Oglethorpe since December 1988. His present term will expire in March 2001. He was previously the Vice-Chairman of the Executive Committee and a member of the Power Planning and Technical Advisory Committee. Mr. Denham has been co-owner of

Denham Farms in Turner County, Georgia since 1980. He served on the Turner County Commission from 1980 to 1990, and was Chairman for six of those years. Mr. Denham is a Director of Community National Bank in Ashburn, Georgia and a Director of Irwin EMC.

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

     J. Sam L. Rabun is the Member Director from the Central Region. He has been the owner and operator of a farm in Jefferson County, Georgia since 1979. He is also a 50% owner of R&R Livestock Farms, Inc. He has served on the Board of Directors of Oglethorpe since March 1993. His present term will expire in March 2001. Mr. Rabun served as the President of the Board of Jefferson EMC from 1993 to 1996, was employed as General Manager from 1974 to 1979 and as Office Manager and Accountant from 1970 to 1974.

     Ashley C. Brown is an Outside Director. He has served on the Board of Directors of Oglethorpe since March 1997. His present term will expire in March 1999. He has been Executive Director of the Harvard Electricity Policy Group at Harvard University's John F. Kennedy School of Government since 1993. In addition, he is Of Counsel to the law firm of LeBouef, Lamb, Greene and MacRae. From April 1983 through April 1993, Mr. Brown served as Commissioner of the Public Utilities Commission of Ohio. Prior to his appointment to the Ohio Commission, he was Coordinator and Counsel of the Montgomery County, Ohio, Fair Housing Center. From 1979 to 1981, he was Managing Attorney for the Legal Aid Society of Dayton (Ohio), Inc. From 1977 to 1979, he was Legal Advisor of the Miami Valley Regional Planning Commission in Dayton, Ohio. In addition, Mr. Brown has extensive teaching experience in public schools and universities and has published widely in the field of utility regulation. Mr. Brown has a law degree from the University of Dayton School of Law, a Master of Arts degree from the University of Cincinnati, and a Bachelor of Science degree from Bowling Green State University.

     Newton A. Campbell is an Outside Director. He has served on the Board of Directors of Oglethorpe since March 1997. His term will expire in March 2000. He retired in January 1994 as Chairman and Chief Executive Officer of Burns & McDonnell Engineering Company after serving 41 years with the firm. Mr. Campbell directed the overall operations of Burns & McDonnell from 1982 until his retirement. From 1976 through 1982, he served as Vice President and General Manager of the Power Division, and was responsible for directing the company's work in the planning and design of fossil fueled power generation facilities, high voltage transmission systems, and other power related facilities. Mr. Campbell has been involved in feasibility, planning and financial studies for numerous new and existing public and privately owned electric utilities during various phases of their organization and development. He has over 40 years of experience in conceptual studies, design, and project management for large electric utility generation, transmission, substation and distribution facilities throughout the United States. Mr. Campbell received a Master of Business Administration degree from the University of Missouri at Kansas City with a concentration in finance. He also holds a Bachelor of Science degree in Electrical Engineering from the University of Illinois. Mr. Campbell is a Director of UMB Financial Corporation in Kansas City, Missouri.

     Wm. Ronald Duffey is an Outside Director. He has served on the Board of Directors of Oglethorpe since March 1997. His term will expire in March 2001. Mr. Duffey is the President and Chief Executive Officer and a director of Peachtree National Bank in Peachtree City, Georgia, a wholly owned subsidiary of Synovus Financial Corp. Prior to his employment in 1985 with Peachtree National Bank, Mr. Duffey served as Executive Vice President and Member of the Board of Directors for First National Bank in Newnan, Georgia. He holds a Bachelor of Business Administration from Georgia State College with a concentration in finance and has completed banking courses at the Banking School of the South, the American Bankers Association School of Bank Investments, and The Stonier Graduate School of Banking, Rutgers University.

     John S. Ranson is an Outside Director. He has served on the Board of Directors of Oglethorpe since March 1997. His term will expire in March 1999. He has been the President of Ranson Municipal Consultants, L.L.C. in Wichita, Kansas since 1994. From 1990 to 1994, Mr. Ranson was Chairman of Ranson Capital Corp. an investment banking firm. Mr. Ranson has approximately 45 years experience in the investment banking business. His public finance clients have included the Kansas Local Utility Improvement Authority, the Kansas Municipal Energy Agency, the Kansas Municipal Gas Agency, and the Kansas City (Kansas) Board of Public Utilities. Mr. Ranson received his Bachelor of Science in Business Administration from the University of Kansas (Lawrence, Kansas) and attended the Navy Supply Corps School in Bayonne, New Jersey.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth, for Oglethorpe's President and Chief Executive Officer and for other senior executives, all compensation paid or accrued for services rendered in all capacities during the years ended December 31, 1998, 1997 and 1996. For 1998, the amounts included in the table under "Bonus" represent a new compensation program based on the achievement of corporate and team goals and individual performance. For 1997 and 1996, the amounts included in the table under "Bonus" represent payments based on Oglethorpe's prior incentive compensation policy.


                                                                     ANNUAL COMPENSATION
NAME AND                                                             --------------------           ALL OTHER
PRINCIPAL POSITION                                     YEAR         SALARY           BONUS        COMPENSATION
------------------                                     ----         ------           -----        ------------
Jack L. King.........................................  1998      $   115,555     $    37,500      $   3,731 (1)
President and Chief Executive Officer                  1997                0               0              0
                                                       1996                0               0              0

T. D. Kilgore........................................  1998          188,147               0          5,167 (1)
Former President and Chief Executive Officer           1997          300,368               0          6,316
                                                       1996          265,627               0          6,246

Thomas A. Smith (2)..................................  1998          183,935          12,180          1,247 (1)
Sr. Vice President and Chief Financial Officer         1997           70,192               0              0
                                                       1996                0               0              0

Clarence D. Mitchell.................................  1998          159,866          42,524          4,591 (1)
Sr. Vice President, Operations and Projects            1997          155,210          18,810          3,774
                                                       1996          133,369          17,112          3,887

Nelson G. Hawk (3)...................................  1998          129,928               0          4,573 (1)
Former Sr. Vice President, Marketing                   1997          155,210               0          5,658
                                                       1996          142,535          16,530          5,246

------------------
(1) Includes contributions made in 1998 by Oglethorpe under the 401(k) Retirement Savings Plan on behalf of Messrs. King, Kilgore, Smith, Mitchell and Hawk of $1,875, $3,763, $1,200, $3,025 and $3,686, respectively; and
     insurance premiums paid on term life insurance on behalf of Messrs. King, Kilgore, Smith, Mitchell and Hawk of $1,856, $1,404, $47, $1,566 and $887, respectively.
(2) Prior to September 1, 1998, Mr. Smith provided services to Oglethorpe under a contractual arrangement and the amounts reflected in the above table include those contract payments.
(3) In connection with Oglethorpe's transfer of its marketing services business to EnerVision, a former wholly owned subsidiary of Oglethorpe, Mr. Hawk ceased to be an employee of Oglethorpe as of December 31, 1997, but remained an executive of Oglethorpe through EnerVision until October 15, 1998. At that date, EnerVision was sold its senior associates, and Mr. Hawk ceased to be an executive of Oglethorpe. (See "OGLETHORPE POWER CORPORATION--Relationship with EnerVision" in Item 1 for further discussion.)


PENSION PLAN

Oglethorpe has a noncontributory defined benefit pension plan covering substantially all employees. An amendment to the pension plan was adopted in 1998, which stipulated that benefit accruals under the pension plan would cease as of December 31, 1998. On February 4, 1999, a notice of intent to terminate the pension plan was distributed to all employees entitled to benefits under the pension plan, advising such parties that Oglethorpe intended to terminate the pension plan effective April 5, 1999. Benefits under the pension plan will be distributed at a later date after approvals of the termination are obtained from the Internal Revenue Service and the Pension Benefit Guaranty Corporation.

     Benefits under the pension plan are determined by a formula based on years of service, average final compensation and Social Security covered compensation. The projected annual single life annuity benefit beginning at age 65 for the senior executives listed in the Summary Compensation Table are as follows:

      Name                           Projected Annuity Benefits
      ----                           --------------------------
      Mr. King                             $      0
      Mr. Kilgore                            58,704
      Mr. Smith                                   0
      Mr. Mitchell                           27,401
      Mr. Hawk                                8,074

COMPENSATION OF DIRECTORS

     Oglethorpe pays its Outside Directors a fee of $5,500 per Board meeting for four meetings in a year; a fee of $1,000 per Board meeting will be paid for the remaining other Board meetings in a year. Outside Directors are also paid $1,000 per day for attending committee meetings, annual meetings of the Members or other official meetings of Oglethorpe. Member Directors are paid a fee of $1,000 per Board meeting and $600 per day for attending committee meetings, annual meetings of the Members or other official business of Oglethorpe. In addition, Oglethorpe reimburses all Directors for out-of-pocket expenses incurred in attending a meeting. All Directors are paid $50 per day when participating in meetings by conference call. The Chairman of the Board is paid an additional 20% of his Director's fee per Board meeting for time involved in preparing for the meetings.

EMPLOYMENT CONTRACTS

     In July 1998, Oglethorpe employed Jack L. King as Oglethorpe's President and Chief Executive Officer. In January 1999, Oglethorpe and Mr. King entered into an agreement setting forth in writing certain terms of his employment through July 31, 2000. Mr. King's salary will be determined by Oglethorpe's Board with annual base salary being at least $250,000. Mr. King will participate in Oglethorpe's incentive compensation program for executive officers and is eligible for certain other incentive compensation. If Oglethorpe terminates Mr. King's employment without cause, he will be entitled to severance payments equal to his salary through the date of termination plus an amount equal to six months of salary, all incentive compensation earned or owed on the date of termination, and the continuation for six months of all life insurance maintained for Mr. King by Oglethorpe.

     Effective September 1, 1998, Oglethorpe entered into an employment agreement with Thomas A. Smith as Oglethorpe's Senior Vice President and Chief Financial Officer. The agreement extends to August 31, 2003. Mr. Smith's base salary is currently $185,000 per year, with annual increases to be determined on each anniversary of the employment agreement by mutual agreement. Mr. Smith will participate in Oglethorpe's incentive compensation program for executive officers and is eligible for certain other incentive compensation. If Oglethorpe terminates Mr. Smith's employment without cause or materially reduces the scope of his duties or responsibilities, compensation or benefits, he will be entitled to severance payments equal to his salary through the date of termination plus an amount equal to up to six months of his base compensation, all incentive compensation earned but unpaid on the date of termination, the continuation for up to six months of all life and health insurance maintained for Mr. Smith by Oglethorpe, and outplacement services.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     J. Calvin Earwood, John S. Ranson and J. Sam L. Rabun served as members of the Oglethorpe Power Corporation Compensation Committee in 1998. Mr. Earwood has served as an executive officer of Oglethorpe since 1984 and has served as the Chairman of the Board since 1989.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Not applicable.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Jack L. King is the President and Chief Executive Officer and a Director of Oglethorpe, GTC and GSOC. Oglethorpe made payments to GSOC for system operations services in 1998 of approximately $7.9 million, which was 59% of GSOC's revenues for 1998. Oglethorpe made payments to GTC for transmission service in 1998 of approximately $9.8 million, which was 8% of GTC's total operating revenues for 1998. (See "OGLETHORPE POWER CORPORATION--Corporate Restructuring" in Item 1.)

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                                                         Page
                                                                                                         ----
(a)  LIST OF DOCUMENTS FILED AS A PART OF THIS REPORT.

         (1)   FINANCIAL STATEMENTS (Included under "Item 8. Financial
                Statements and Supplementary Data")
                Statements of Revenues and Expenses, For the Years Ended
                  December 31, 1998, 1997 and 1996.....................................................   45
                Statements of Patronage Capital, For the Years Ended
                  December 31, 1998, 1997 and 1996.....................................................   45
                Balance Sheets, As of December 31, 1998 and 1997.......................................   46
                Statements of Capitalization, As of December 31, 1998 and 1997.........................   48
                Statements of Cash Flows, For the Years Ended
                  December 31, 1998, 1997 and 1996.....................................................   49
                Notes to Financial Statements..........................................................   50
                Report of Management...................................................................   63
                Report of Independent Accountants......................................................   63

      (2)      FINANCIAL STATEMENT SCHEDULES

               None applicable.

      (3)      EXHIBITS

     Exhibits marked with an asterisk (*) are hereby incorporated by reference to exhibits previously filed by the Registrant as indicated in parentheses following the description of the exhibit.

Number                                 Description
------                                 -----------
*2.1        --    Second Amended and Restated Restructuring Agreement, dated
                  February 24, 1997, by and among Oglethorpe, Georgia
                  Transmission Corporation (An Electric Membership Corporation)
                  and Georgia System Operations Corporation. (Filed as Exhibit
                  2.1 to the Registrant's Form 10-K for the fiscal year ended
                  December 31, 1996, File No. 33-7591.)

*2.2        --    Member Agreement, dated August 1, 1996, by and among
                  Oglethorpe, Georgia Transmission Corporation (An Electric
                  Membership Corporation), Georgia System Operations Corporation
                  and the Members of Oglethorpe. (Filed as Exhibit 2.2 to the
                  Registrant's Form 10-K for the fiscal year ended December 31,
                  1996, File No. 33-7591.)


*3.1(a)     --    Restated Articles of Incorporation of Oglethorpe, dated as of July 26, 1988. (Filed as Exhibit 3.1 to the Registrant's
                  Form 10-K for the fiscal year ended December 31, 1988, File
                  No. 33-7591.)

*3.1(b)     --    Amendment to Articles of Incorporation of Oglethorpe, dated as of March 11, 1997. (Filed as Exhibit 3(i)(b) to the
                  Registrant's Form 10-K for the fiscal year ended December 31,
                  1996, File No. 33-7591.)

3.2         --    Bylaws of Oglethorpe, as amended on September 14, 1998.


*4.1        --    Form of Serial Facility Bond Due June 30, 2011 (included in
                  Collateral Trust Indenture filed as Exhibit 4.2.)

*4.2        --    Collateral Trust Indenture, dated as of December 1, 1997,
                  between OPC Scherer 1997 Funding Corporation A, Oglethorpe and
                  SunTrust Bank, Atlanta, as Trustee. (Filed as Exhibit 4.2 to
                  the Registrant's Form S-4 Registration Statement, File No.
                  333-42759.)

*4.3        --    Nonrecourse Promissory Lessor Note No. 2, with a Schedule
                  identifying three other substantially identical Nonrecourse
                  Promissory Lessor Notes and any material differences. (Filed as Exhibit 4.3 to the Registrant's Form S-4 Registration
                  Statement, File No. 333-42759.)

*4.4        --    Amended and Restated Indenture of Trust, Deed to Secure
                  Debt and Security Agreement No. 2, dated December 1, 1997, between Wilmington Trust Company and NationsBank, N.A.
                  collectively as Owner Trustee, under Trust Agreement No. 2, dated December 30, 1985, with DFO Partnership, as assignee of
                  Ford Motor Credit Company, and The Bank of New York Trust
                  Company of Florida, N.A. as Indenture Trustee, with a Schedule identifying three other substantially identical Amended and
                  Restated Indentures of Trust, Deeds to Secure Debt and
                  Security Agreements and any material differences. (Filed as
                  Exhibit 4.4 to the Registrant's Form S-4 Registration
                  Statement, File No. 333-42759.)

*4.5(a)     --    Lease Agreement No. 2 dated December 30, 1985, between
                  Wilmington Trust Company and William J. Wade, as Owner
                  Trustees under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, Lessor, and Oglethorpe,
                  Lessee, with a Schedule identifying three other substantially identical Lease Agreements. (Filed as Exhibit 4.5(b) to the
                  Registrant's Form S-1 Registration Statement, File No.
                  33-7591.)

*4.5(b)     --    First Supplement to Lease Agreement No. 2 (included as
                  Exhibit B to the Supplemental Participation Agreement No. 2
                  listed as 10.1.1(b)).

*4.5(c)     --    First Supplement to Lease Agreement No. 1, dated as of June
                  30, 1987, between The Citizens and Southern National Bank as
                  Owner Trustee under Trust Agreement No. 1 with IBM Credit
                  Financing Corporation, as Lessor, and Oglethorpe, as Lessee.
                  (Filed as Exhibit 4.5(c) to the Registrant's Form 10-K for the
                  fiscal year ended December 31, 1987, File No. 33-7591.)

*4.5(d)     --    Second Supplement to Lease Agreement No. 2, dated as of
                  December 17, 1997, between NationsBank, N.A., acting through its agent, The Bank of New York, as an Owner Trustee under the
                  Trust Agreement No. 2, dated December 30, 1985, among DFO
                  Partnership, as assignee of Ford Motor Credit Company, as the
                  Owner Participant, and the Original Trustee, as Lessor, and
                  Oglethorpe, as Lessee, with a Schedule identifying three other substantially identical Second Supplements to Lease Agreements and any material differences. (Filed as Exhibit 4.5(d) to the
                  Registrant's Form S-4 Registration Statement, File No.
                  333-42759.)

*4.6        --    Amended and Consolidated Loan Contract, dated as of March
                  1, 1997, between Oglethorpe and the United States of America, together with four notes executed and delivered pursuant
                  thereto. (Filed as Exhibit 4.7 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No.
                  33-7591.)

*4.7.1(a)   --    Indenture, dated as of March 1, 1997, made by Oglethorpe to
                  SunTrust Bank, Atlanta, as trustee. (Filed as Exhibit 4.8.1 to the Registrant's Form 10-K for the fiscal year ended December
                  31, 1996, File No. 33-7591.)


*4.7.1(b)   --    First Supplemental Indenture, dated as of October 1, 1997, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee,
                  relating to the Series 1997B (Burke) Note. (Filed as Exhibit
                  4.8.1(b) to the Registrant's Form 10-Q for the quarterly
                  period ended September 30, 1997, File No. 33-7591).

*4.7.1(c)   --    Second Supplemental Indenture, dated as of January 1, 1998, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee,
                  relating to the Series 1997C (Burke) Note. (Filed as Exhibit
                  4.7.1(c) to the Registrant's Form 10-K for the fiscal year ended December 31, 1997, File No. 33-7591.)


*4.7.1(d)   --    Third Supplemental Indenture, dated as of January 1, 1998, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee,
                  relating to the Series 1997A (Monroe) Note. (Filed as Exhibit
                  4.7.1(d) to the Registrant's Form 10-K for the fiscal year
                  December 31, 1997, File No. 33-7591).

4.7.1(e)    --    Fourth Supplemental Indenture, dated as of March 1, 1998,
                  made by Oglethorpe to SunTrust Bank, Atlanta, as trustee,
                  relating to the Series 1998A (Burke) and 1998B (Burke) Notes.

4.7.1(f)    --    Fifth Supplemental Indenture, dated as of April 1, 1998,
                  made by Oglethorpe to SunTrust Bank, Atlanta, as trustee,
                  relating to the Series 1998 CFC Note.

4.7.1(g)    --    Sixth Supplemental Indenture, dated as of January 1, 1999, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee,
                  relating to the Series 1998C (Burke) Note.

4.7.1(h)    --    Seventh Supplemental Indenture, dated as of January 1,
                  1999, made by Oglethorpe to SunTrust Bank, Atlanta, as
                  trustee, relating to the Series 1998A (Monroe) Note.

*4.7.2      --    Security Agreement, dated as of March 1, 1997, made by
                  Oglethorpe to SunTrust Bank, Atlanta, as trustee. (Filed as
                  Exhibit 4.8.2 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

4.8.1(1)    --    Loan Agreement, dated as of October 1, 1992, between
                  Development Authority of Monroe County and Oglethorpe relating to Development Authority of Monroe County Pollution Control
                  Revenue Bonds (Oglethorpe Power Corporation Scherer Project),
                  Series 1992A, and five other substantially identical loan
                  agreements.

4.8.2(1)    --    Note, dated October 1, 1992, from Oglethorpe to Trust
                  Company Bank, as trustee acting pursuant to a Trust Indenture, dated as of October 1, 1992, between Development Authority of
                  Monroe County and Trust Company Bank, and five other
                  substantially identical notes.

4.8.3(1)    --    Trust Indenture, dated as of October 1, 1992, between
                  Development Authority of Monroe County and Trust Company Bank,
                  Trustee, relating to Development Authority of Monroe County
                  Pollution Control Revenue Bonds (Oglethorpe Power Corporation
                  Scherer Project), Series 1992A, and five other substantially identical trust indentures.

4.9.1(1)    --    Loan Agreement, dated as of December 1, 1992, between
                  Development Authority of Burke County and Oglethorpe relating to Development Authority of Burke County Adjustable Tender
                  Pollution Control Revenue Bonds (Oglethorpe Power Corporation
                  Vogtle Project), Series 1993A, and one other substantially identical loan agreement.

4.9.2(1)    --    Note, dated December 1, 1992, from Oglethorpe to Trust
                  Company Bank, as trustee acting pursuant to a Trust Indenture, dated as of December 1, 1992, between Development Authority of
                  Burke County and Trust Company Bank, and one other
                  substantially identical note.


4.9.3(1)    --    Trust Indenture, dated as of December 1, 1992, from
                  Development Authority of Burke County to Trust Company Bank,
                  as trustee, relating to Development Authority of Burke County
                  Adjustable Tender Pollution Control Revenue Bonds (Oglethorpe
                  Power Corporation Vogtle Project), Series 1993A, and one other substantially identical trust indenture.

4.9.4(1)    --    Interest Rate Swap Agreement, dated as of December 1, 1992, by and between Oglethorpe and AIG Financial Products Corp.
                  relating to Development Authority of Burke County Adjustable
                  Tender Pollution Control Revenue Bonds (Oglethorpe Power
                  Corporation Vogtle Project), Series 1993A, and one other
                  substantially identical agreement.

4.9.5(1)    --    Liquidity Guaranty Agreement, dated as of December 1, 1992, by and between Oglethorpe and AIG Financial Products Corp.
                  relating to Development Authority of Burke County Adjustable
                  Tender Pollution Control Revenue Bonds (Oglethorpe Power
                  Corporation Vogtle Project), Series 1993A, and one other
                  substantially identical agreement.

4.9.6(1)    --    Standby Bond Purchase Agreement, dated as of December 1,
                  1998, between Oglethorpe and Bayerische Landesbank
                  Girozentrale, relating to Development Authority of Burke
                  County Adjustable Tender Pollution Control Revenue Bonds
                  (Oglethorpe Power Corporation Vogtle Project), Series 1993A.

4.9.7(1)    --    Standby Bond Purchase Agreement, dated as of November 30,
                  1994, between Oglethorpe and Credit Local de France, Acting through its New York Agency, relating to Development Authority of Burke County Adjustable Tender Pollution Control Revenue
                  Bonds (Oglethorpe Power Corporation Vogtle Project), Series
                  1994A.

4.10.1(1)   --    Loan Agreement, dated as of October 1, 1996, between
                  Development Authority of Burke County and Oglethorpe relating to Development Authority of Burke County Pollution Control
                  Revenue Bonds (Oglethorpe Power Corporation Vogtle Project),
                  Series 1996, and one other substantially identical loan
                  agreements.

4.10.2(1)   --    Note, dated October 1, 1996, from Oglethorpe to SunTrust
                  Bank, Atlanta, as trustee pursuant to an Indenture of Trust, dated as of October 1, 1996, between Development Authority of
                  Burke County and SunTrust Bank, Atlanta, and one other
                  substantially identical notes.

4.10.3(1)   --    Indenture of Trust, dated as of October 1, 1996, between
                  Development Authority of Burke County and SunTrust Bank,
                  Atlanta, as trustee, relating to Development Authority of
                  Burke County Pollution Control Revenue Bonds (Oglethorpe Power
                  Corporation Vogtle Project), Series 1996, and one other
                  substantially identical indentures.

4.11.1(1)   --    Loan Agreement, dated as of December 1, 1997, between
                  Development Authority of Burke County and Oglethorpe relating to Development Authority of Burke County Pollution Control
                  Revenue Bonds (Oglethorpe Power Corporation Vogtle Project)
                  Series 1997C, and three other substantially identical loan agreements.

4.11.2(1)   --    Note, dated January 14, 1998, from Oglethorpe to SunTrust
                  Bank, Atlanta, as trustee pursuant to an Indenture of Trust, dated as of December 1, 1997, between Development Authority of
                  Burke County and SunTrust Bank, Atlanta, and three other
                  substantially identical notes.


4.11.3(1)   --    Indenture of Trust, dated as of December 1, 1997, between
                  Development Authority of Burke County and SunTrust Bank,
                  Atlanta, as trustee, relating to Development Authority of
                  Burke County Pollution Control Revenue Bonds (Oglethorpe Power
                  Corporation Vogtle Project), Series 1997C, and three other substantially identical indentures.

4.12.1(1)   --    Loan Agreement, dated as of March 1, 1998, between
                  Development Authority of Burke County and Oglethorpe relating to Development Authority of Burke County Pollution Control
                  Revenue Bonds (Oglethorpe Power Corporation Vogtle Project),
                  Series 1998A, and one other substantially identical loan
                  agreement.

4.12.2(1)   --    Note, dated March 17, 1998, from Oglethorpe to SunTrust
                  Bank, Atlanta, as trustee pursuant to a Trust Indenture, dated as of March 1, 1998, between Development Authority of Burke
                  County and SunTrust Bank, Atlanta, and one other substantially identical note.

4.12.3(1)   --    Trust Indenture, dated as of March 1, 1998, between
                  Development Authority of Burke County and SunTrust Bank,
                  Atlanta, as trustee, relating to Development Authority of
                  Burke County Pollution Control Revenue Bonds (Oglethorpe Power
                  Corporation Vogtle Project), Series 1998A, and one other
                  substantially identical indenture.

4.12.4(1)   --    Standby Bond Purchase Agreement, dated March 17, 1998,
                  between Oglethorpe and Cooperatieve Centrale
                  Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland", acting through its New York Branch, relating to Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe
                  Power Corporation Vogtle Project), Series 1998A, and one other substantially identical agreement.

*4.13.1     --    Indemnity Agreement, dated as of March 1, 1997, by and
                  between Oglethorpe and Georgia Transmission Corporation (An
                  Electric Membership Corporation). (Filed as Exhibit 4.13.1 to
                  the Registrant's Form 10-K for the fiscal year ended December
                  31, 1996, File No. 33-7591.)

*4.13.2     --    Indemnification Agreement, dated as of March 11, 1997, by
                  Oglethorpe and Georgia Transmission Corporation (An Electric
                  Membership Corporation) for the benefit of the United States of America. (Filed as Exhibit 4.13.2 to the Registrant's Form
                  10-K for the fiscal year ended December 31, 1996, File No.
                  33-7591.)

4.14.1(1)   --    Master Loan Agreement, dated as of March 1, 1997, between
                  Oglethorpe and CoBank, ACB, MLA No. 0459.

4.14.2(1)   --    Consolidating Supplement, dated as of March 1, 1997,
                  between Oglethorpe and CoBank, ACB, relating to Loan No.
                  ML0459T1.

4.14.3(1)   --    Promissory Note, dated March 1, 1997, in the original
                  principal amount of $7,102,740.26, from Oglethorpe to CoBank,
                  ACB, relating to Loan No. ML0459T1.

4.14.4(1)   --    Consolidating Supplement, dated as of March 1, 1997,
                  between Oglethorpe and CoBank, ACB, relating to Loan No.
                  ML0459T2.

4.14.5(1)   --    Promissory Note, dated March 1, 1997, in the original
                  principal amount of $1,856,475.12, made by Oglethorpe to
                  CoBank, ACB, relating to Loan No. ML0459T2.

4.14.6(1)   --    Single Advance Term Loan Supplement, dated as of March 31,
                  1998, between Oglethorpe and CoBank, ACB, relating to Loan No.
                  ML0459T3.


4.14.7(1)   --    Promissory Note, dated March 31, 1998, in the original
                  principal amount of $46,065,000.00, made by Oglethorpe to
                  CoBank, ACB, relating to Loan No. ML0459T3.

*4.15.1     --    Loan Agreement, Loan No. T-830404, between Oglethorpe and
                  Columbia Bank for Cooperatives, dated as of April 29, 1983.
                  (Filed as Exhibit 4.18.1 to the Registrant's Form S-1
                  Registration Statement, File No. 33-7591.)

*4.15.2     --    Promissory Note, Loan No. T-830404-1, in the original
                  principal amount of $9,935,000, from Oglethorpe to Columbia
                  Bank for Cooperatives, dated as of April 29, 1983. (Filed as
                  Exhibit 4.18.2 to the Registrant's Form S-1 Registration
                  Statement, File No. 33-7591.)

*4.15.3     --    Security Deed and Security Agreement, dated April 29, 1983, between Oglethorpe and Columbia Bank for Cooperatives. (Filed
                  as Exhibit 4.18.3 to the Registrant's Form S-1 Registration
                  Statement, File No. 33-7591, filed on October 9, 1986.)

*4.16       --    Exchange and Registration Rights Agreement, dated December
                  17, 1997, by and among Oglethorpe, OPC Scherer 1997 Funding
                  Corporation A, and Goldman, Sachs & Co. as representative of the purchasers identified therein. (Filed as Exhibit 4.15 to the Registrant's Form S-4 Registration Statement, File No.
                  333-42759.)

4.17.1(1)   --    Loan Agreement, dated as of April 1, 1998, between
                  Oglethorpe and the National Rural Utilities Cooperative
                  Finance Corporation, relating to Loan No. GA 109-1-9001.

4.17.2(1)   --    Series 1998 CFC Note, dated April 9, 1998, in the original principal amount of $46,065,000.00, from Oglethorpe to the
                  National Rural Utilities Cooperative Finance Corporation,
                  relating to Loan No. GA 109-1-9001.

*10.1.1(a)  --    Participation Agreement No. 2 among Oglethorpe as Lessee,
                  Wilmington Trust Company as Owner Trustee, The First National
                  Bank of Atlanta as Indenture Trustee, Columbia Bank for
                  Cooperatives as Loan Participant and Ford Motor Credit Company
                  as Owner Participant, dated December 30, 1985, together with a
                  Schedule identifying three other substantially identical
                  Participation Agreements. (Filed as Exhibit 10.1.1(b) to the
                  Registrant's Form S-1 Registration Statement, File No.
                  33-7591.)

*10.1.1(b)  --    Supplemental Participation Agreement No. 2. (Filed as
                  Exhibit 10.1.1(a) to the Registrant's Form S-1 Registration
                  Statement, File No. 33-7591.)

*10.1.1(c)  --    Supplemental Participation Agreement No. 1, dated as of
                  June 30, 1987, among Oglethorpe as Lessee, IBM Credit
                  Financing Corporation as Owner Participant, Wilmington Trust
                  Company and The Citizens and Southern National Bank as Owner
                  Trustee, The First National Bank of Atlanta, as Indenture
                  Trustee, and Columbia Bank for Cooperatives, as Loan
                  Participant. (Filed as Exhibit 10.1.1(c) to the Registrant's
                  Form 10-K for the fiscal year ended December 31, 1987, File
                  No. 33-7591.)


*10.1.1(d)  --    Second Supplemental Participation Agreement No. 2, dated as of December 17, 1997, among Oglethorpe as Lessee, DFO
                  Partnership, as assignee of Ford Motor Credit Company, as
                  Owner Participant, Wilmington Trust Company and NationsBank,
                  N.A. as Owner Trustee, The Bank of New York Trust Company of
                  Florida, N.A. as Indenture Trustee, CoBank, ACB as Loan
                  Participant, OPC Scherer Funding Corporation, as Original
                  Funding Corporation, OPC Scherer 1997 Funding Corporation A,
                  as Funding Corporation, and SunTrust Bank, Atlanta, as
                  Original Collateral Trust Trustee and Collateral Trust
                  Trustee, with a Schedule identifying three substantially
                  identical Second Supplemental Participation Agreements and any
                  material differences. (Filed as Exhibit 10.1.1(d) to
                  Registrant's Form S-4 Registration Statement, File No.
                  333-4275.)

*10.1.2     --    General Warranty Deed and Bill of Sale No. 2 between
                  Oglethorpe, Grantor, and Wilmington Trust Company and William
                  J. Wade, as Owner Trustees under Trust Agreement No. 2, dated
                  December 30, 1985, with Ford Motor Credit Company, Grantee, together with a Schedule identifying three substantially
                  identical General Warranty Deeds and Bills of Sale. (Filed as
                  Exhibit 10.1.2 to the Registrant's Form S-1 Registration
                  Statement, File No. 33-7591.)

*10.1.3(a)  --    Supporting Assets Lease No. 2, dated December 30, 1985,
                  between Oglethorpe, Lessor, and Wilmington Trust Company and
                  William J. Wade, as Owner Trustees, under Trust Agreement No.
                  2, dated December 30, 1985, with Ford Motor Credit Company,
                  Lessee, together with a Schedule identifying three
                  substantially identical Supporting Assets Leases. (Filed as
                  Exhibit 10.1.3 to the Registrant's Form S-1 Registration
                  Statement, File No. 33-7591.)

*10.1.3(b)  --    First Amendment to Supporting Assets Lease No. 2, dated as of November 19, 1987, together with a Schedule identifying three substantially identical First Amendments to Supporting
                  Assets Leases. (Filed as Exhibit 10.1.3(a) to the Registrant's
                  Form 10-K for the fiscal year ended December 31, 1987, File
                  No. 33-7591.)

*10.1.3(c)  --    Second Amendment to Supporting Assets Lease No. 2, dated as of October 3, 1989, together with a Schedule identifying three substantially identical Second Amendments to Supporting Assets
                  Leases. (Filed as Exhibit 10.1.3(c) to the Registrant's Form
                  10-Q for the quarterly period ended March 31, 1998, File No.
                  33-7591.)

*10.1.4(a)  --    Supporting Assets Sublease No. 2, dated December 30, 1985, between Wilmington Trust Company and William J. Wade, as Owner
                  Trustees under Trust Agreement No. 2 dated December 30, 1985, with Ford Motor Credit Company, Sublessor, and Oglethorpe,
                  Sublessee, together with a Schedule identifying three
                  substantially identical Supporting Assets Subleases. (Filed as
                  Exhibit 10.1.4 to the Registrant's Form S-1 Registration
                  Statement, File No. 33-7591.)

*10.1.4(b)  --    First Amendment to Supporting Assets Sublease No. 2, dated as of November 19, 1987, together with a Schedule identifying three substantially identical First Amendments to Supporting
                  Assets Subleases. (Filed as Exhibit 10.1.4(a) to the
                  Registrant's Form 10-K for the fiscal year ended December 31,
                  1987, File No. 33-7591.)


*10.1.4(c)  --    Second Amendment to Supporting Assets Sublease No. 2, dated as of October 3, 1989, together with a Schedule identifying three substantially identical Second Amendments to Supporting
                  Assets Subleases. (Filed as Exhibit 10.1.4(c) to the
                  Registrant's Form 10-Q for the quarterly period ended March
                  31, 1998, File No. 33-7591.)

*10.1.5(a)  --    Tax Indemnification Agreement No. 2, dated December 30,
                  1985, between Ford Motor Credit Company, Owner Participant, and Oglethorpe, Lessee, together with a Schedule identifying three substantially identical Tax Indemnification Agreements.
                  (Filed as Exhibit 10.1.5 to the Registrant's Form S-1
                  Registration Statement, File No. 33-7591.)

*10.1.5(b)  --    Amendment No. 1 to the Tax Indemnification Agreement No. 2,
                  dated December 17, 1997, between DFO Partnership, as assignee of Ford Motor Credit Company, as Owner Participant, and
                  Oglethorpe, as Lessee, with a Schedule identifying three
                  substantially identical Amendments No. 1 to the Tax
                  Indemnification Agreements and any material differences.
                  (Filed as Exhibit 10.1.5(b) to the Registrant's Form S-4
                  Registration Statement, File No. 333-42759.)

*10.1.6     --    Assignment of Interest in Ownership Agreement and Operating
                  Agreement No. 2, dated December 30, 1985, between Oglethorpe,
                  Assignor, and Wilmington Trust Company and William J. Wade, as
                  Owner Trustees under Trust Agreement No. 2, dated December 30,
                  1985, with Ford Motor Credit Company, Assignee, together with
                  Schedule identifying three substantially identical Assignments of Interest in Ownership Agreement and Operating Agreement.
                  (Filed as Exhibit 10.1.6 to the Registrant's Form S-1
                  Registration Statement, File No. 33-7591.)

*10.1.7     --    Consent, Amendment and Assumption No. 2 dated December 30,
                  1985, among Georgia Power Company and Oglethorpe and Municipal
                  Electric Authority of Georgia and City of Dalton, Georgia and
                  Gulf Power Company and Wilmington Trust Company and William J.
                  Wade, as Owner Trustees under Trust Agreement No. 2, dated
                  December 30, 1985, with Ford Motor Credit Company, together with a Schedule identifying three substantially identical
                  Consents, Amendments and Assumptions. (Filed as Exhibit 10.1.9
                  to the Registrant's Form S-1 Registration Statement, File No.
                  33-7591.)

*10.1.7(a)  --    Amendment to Consent, Amendment and Assumption No. 2, dated as of August 16, 1993, among Oglethorpe, Georgia Power
                  Company, Municipal Electric Authority of Georgia, City of
                  Dalton, Georgia, Gulf Power Company, Jacksonville Electric
                  Authority, Florida Power & Light Company and Wilmington Trust
                  Company and NationsBank of Georgia, N.A., as Owner Trustees
                  under Trust Agreement No. 2, dated December 30, 1985, with
                  Ford Motor Credit Company, together with a Schedule
                  identifying three substantially identical Amendments to
                  Consents, Amendments and Assumptions. (Filed as Exhibit
                  10.1.9(a) to the Registrant's Form 10-Q for the quarterly
                  period ended September 30, 1993, File No. 33-7591.)

*10.2.1     --    Section 168 Agreement and Election dated as of April 7,
                  1982, between Continental Telephone Corporation and
                  Oglethorpe. (Filed as Exhibit 10.2 to the Registrant's Form
                  S-1 Registration Statement, File No. 33-7591.)

*10.2.2     --    Section 168 Agreement and Election dated as of April 9,
                  1982, between National Service Industries, Inc. and
                  Oglethorpe. (Filed as Exhibit 10.3 to the Registrant's Form
                  S-1 Registration Statement, File No. 33-7591.)


*10.2.3     --    Section 168 Agreement and Election dated as of April 9,
                  1982, between Rollins, Inc. and Oglethorpe. (Filed as Exhibit
                  10.4 to the Registrant's Form S-1 Registration Statement, File
                  No. 33-7591.)

*10.2.4     --    Section 168 Agreement and Election dated as of December 13,
                  1982, between Selig Enterprises, Inc. and Oglethorpe. (Filed as Exhibit 10.5 to the Registrant's Form S-1 Registration
                  Statement, File No. 33-7591.)

*10.3.1(a)  --    Plant Robert W. Scherer Units Numbers One and Two Purchase
                  and Ownership Participation Agreement among Georgia Power
                  Company, Oglethorpe, Municipal Electric Authority of Georgia
                  and City of Dalton, Georgia, dated as of May 15, 1980. (Filed as Exhibit 10.6.1 to the Registrant's Form S-1 Registration
                  Statement, File No. 33-7591.)

*10.3.1(b)  --    Amendment to Plant Robert W. Scherer Units Numbers One and
                  Two Purchase and Ownership Participation Agreement among
                  Georgia Power Company, Oglethorpe, Municipal Electric
                  Authority of Georgia and City of Dalton, Georgia, dated as of
                  December 30, 1985. (Filed as Exhibit 10.1.8 to the
                  Registrant's Form S-1 Registration Statement, File No.
                  33-7591.)

*10.3.1(c)  --    Amendment Number Two to the Plant Robert W. Scherer Units
                  Numbers One and Two Purchase and Ownership Participation
                  Agreement among Georgia Power Company, Oglethorpe, Municipal
                  Electric Authority of Georgia and City of Dalton, Georgia,
                  dated as of July 1, 1986. (Filed as Exhibit 10.6.1(a) to the
                  Registrant's Form 10-K for the fiscal year ended December 31,
                  1987, File No. 33-7591.)

*10.3.1(d)  --    Amendment Number Three to the Plant Robert W. Scherer Units
                  Numbers One and Two Purchase and Ownership Participation
                  Agreement among Georgia Power Company, Oglethorpe, Municipal
                  Electric Authority of Georgia and City of Dalton, Georgia,
                  dated as of August 1, 1988. (Filed as Exhibit 10.6.1(b) to the
                  Registrant's Form 10-Q for the quarterly period ended
                  September 30, 1993, File No. 33-7591.)

*10.3.1(e)  --    Amendment Number Four to the Plant Robert W. Scherer Units
                  Number One and Two Purchase and Ownership Participation
                  Agreement among Georgia Power Company, Oglethorpe, Municipal
                  Electric Authority of Georgia and City of Dalton, Georgia,
                  dated as of December 31, 1990. (Filed as Exhibit 10.6.1(c) to
                  the Registrant's Form 10-Q for the quarterly period ended
                  September 30, 1993, File No. 33-7591.)

*10.3.2(a)  --    Plant Robert W. Scherer Units Numbers One and Two Operating
                  Agreement among Georgia Power Company, Oglethorpe, Municipal
                  Electric Authority of Georgia and City of Dalton, Georgia,
                  dated as of May 15, 1980. (Filed as Exhibit 10.6.2 to the
                  Registrant's Form S-1 Registration Statement, File No.
                  33-7591.)

*10.3.2(b)  --    Amendment to Plant Robert W. Scherer Units Numbers One and
                  Two Operating Agreement among Georgia Power Company,
                  Oglethorpe, Municipal Electric Authority of Georgia and City
                  of Dalton, Georgia, dated as of December 30, 1985. (Filed as
                  Exhibit 10.1.7 to the Registrant's Form S-1 Registration
                  Statement, File No. 33-7591.)

*10.3.2(c)  --    Amendment Number Two to the Plant Robert W. Scherer Units
                  Numbers One and Two Operating Agreement among Georgia Power
                  Company, Oglethorpe, Municipal Electric Authority of Georgia
                  and City of Dalton, Georgia, dated as of December 31, 1990.
                  (Filed as Exhibit 10.6.2(a) to the Registrant's Form 10-Q for
                  the quarterly period ended September 30, 1993, File No.
                  33-7591.)


*10.3.3     --    Plant Scherer Managing Board Agreement among Georgia Power
                  Company, Oglethorpe, Municipal Electric Authority of Georgia,
                  City of Dalton, Georgia, Gulf Power Company, Florida Power &
                  Light Company and Jacksonville Electric Authority, dated as of
                  December 31, 1990. (Filed as Exhibit 10.6.3 to the
                  Registrant's Form 10-Q for the quarterly period ended
                  September 30, 1993, File No. 33-7591.)

*10.4.1(a)  --    Alvin W. Vogtle Nuclear Units Numbers One and Two Purchase
                  and Ownership Participation Agreement among Georgia Power
                  Company, Oglethorpe, Municipal Electric Authority of Georgia
                  and City of Dalton, Georgia, dated as of August 27, 1976.
                  (Filed as Exhibit 10.7.1 to the Registrant's Form S-1
                  Registration Statement, File No. 33-7591.)

*10.4.1(b)  --    Amendment Number One, dated January 18, 1977, to the Alvin
                  W. Vogtle Nuclear Units Numbers One and Two Purchase and
                  Ownership Participation Agreement among Georgia Power Company,
                  Oglethorpe, Municipal Electric Authority of Georgia and City
                  of Dalton, Georgia. (Filed as Exhibit 10.7.3 to the
                  Registrant's Form 10-K for the fiscal year ended December 31,
                  1986, File No. 33-7591.)

*10.4.1(c)  --    Amendment Number Two, dated February 24, 1977, to the Alvin
                  W. Vogtle Nuclear Units Numbers One and Two Purchase and
                  Ownership Participation Agreement among Georgia Power Company,
                  Oglethorpe, Municipal Electric Authority of Georgia and City
                  of Dalton, Georgia. (Filed as Exhibit 10.7.4 to the
                  Registrant's Form 10-K for the fiscal year ended December 31,
                  1986, File No. 33-7591.)

*10.4.2     --    Alvin W. Vogtle Nuclear Units Numbers One and Two Operating
                  Agreement among Georgia Power Company, Oglethorpe, Municipal
                  Electric Authority of Georgia and City of Dalton, Georgia,
                  dated as of August 27, 1976. (Filed as Exhibit 10.7.2 to the
                  Registrant's Form S-1 Registration Statement, File No.
                  33-7591.)

*10.5.1     --    Plant Hal Wansley Purchase and Ownership Participation
                  Agreement between Georgia Power Company and Oglethorpe, dated as of March 26, 1976. (Filed as Exhibit 10.8.1 to the
                  Registrant's Form S-1 Registration Statement, File No.
                  33-7591.)

*10.5.2(a)  --    Plant Hal Wansley Operating Agreement between Georgia Power
                  Company and Oglethorpe, dated as of March 26, 1976. (Filed as
                  Exhibit 10.8.2 to the Registrant's Form S-1 Registration
                  Statement, File No. 33-7591.)

*10.5.2(b)  --    Amendment, dated as of January 15, 1995, to the Plant Hal
                  Wansley Operating Agreements by and among Georgia Power
                  Company, Oglethorpe, Municipal Electric Authority of Georgia
                  and City of Dalton, Georgia. (Filed as Exhibit 10.5.2(a) to
                  the Registrant's Form 10-Q for the quarterly period ended
                  September 30, 1996, File No. 33-7591.)

*10.5.3     --    Plant Hal Wansley Combustion Turbine Agreement between
                  Georgia Power Company and Oglethorpe, dated as of August 2,
                  1982 and Amendment No. 1, dated October 20, 1982. (Filed as
                  Exhibit 10.18 to the Registrant's Form S-1 Registration
                  Statement, File No. 33-7591.)

*10.6.1     --    Edwin I. Hatch Nuclear Plant Purchase and Ownership
                  Participation Agreement between Georgia Power Company and
                  Oglethorpe, dated as of January 6, 1975. (Filed as Exhibit
                  10.9.1 to the Registrant's Form S-1 Registration Statement,
                  File No. 33-7591.)


*10.6.2     --    Edwin I. Hatch Nuclear Plant Operating Agreement between
                  Georgia Power Company and Oglethorpe, dated as of January 6,
                  1975. (Filed as Exhibit 10.9.2 to the Registrant's Form S-1
                  Registration Statement, File No. 33-7591.)

*10.7.1     --    Rocky Mountain Pumped Storage Hydroelectric Project
                  Ownership Participation Agreement, dated as of November 18,
                  1988, by and between Oglethorpe and Georgia Power Company.
                  (Filed as Exhibit 10.22.1 to the Registrant's Form 10-K for
                  the fiscal year ended December 31, 1988, File No. 33-7591.)

*10.7.2     --    Rocky Mountain Pumped Storage Hydroelectric Project
                  Operating Agreement, dated as of November 18, 1988, by and between Oglethorpe and Georgia Power Company. (Filed as
                  Exhibit 10.22.2 to the Registrant's Form 10-K for the fiscal year ended December 31, 1988, File No. 33-7591.)

*10.8.1     --    Amended and Restated Wholesale Power Contract, dated as of
                  August 1, 1996, between Oglethorpe and Altamaha Electric
                  Membership Corporation and all schedules thereto, together with a Schedule identifying 37 other substantially identical
                  Amended and Restated Wholesale Power Contracts, and an
                  additional Amended and Restated Wholesale Power Contract that is not substantially identical. (Filed as Exhibit 10.8.1 to the Registrant's Form 10-K for the fiscal year ended December
                  31, 1996, File No. 33-7591.)

*10.8.2     --    Amended and Restated Supplemental Agreement, dated as of
                  August 1, 1996, by and between Oglethorpe, Altamaha Electric
                  Membership Corporation and the United States of America,
                  together with a Schedule identifying 38 other substantially identical Amended and Restated Supplemental Agreements. (Filed
                  as Exhibit 10.8.2 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

*10.8.3     --    Supplemental Agreement to the Amended and Restated
                  Wholesale Power Contract, dated as of January 1, 1997, by and among Georgia Power Company, Oglethorpe and Altamaha Electric
                  Membership Corporation, together with a Schedule identifying
                  38 other substantially identical Supplemental Agreements.
                  (Filed as Exhibit 10.8.3 to the Registrant's Form 10-K for the
                  fiscal year ended December 31, 1996, File No. 33-7591.)

*10.8.4     --    Supplemental Agreement to the Amended and Restated
                  Wholesale Power Contract, dated as of March 1, 1997, by and between Oglethorpe and Altamaha Electric Membership
                  Corporation, together with a Schedule identifying 36 other substantially identical Supplemental Agreements, and an
                  additional Supplemental Agreement that is not substantially identical. (Filed as Exhibit 10.8.4 to the Registrant's Form
                  10-K for the fiscal year ended December 31, 1996, File No.
                  33-7591.)

*10.8.5     --    Supplemental Agreement to the Amended and Restated
                  Wholesale Power Contract, dated as of March 1, 1997, by and between Oglethorpe and Coweta-Fayette Electric Membership
                  Corporation, together with a Schedule identifying 1 other
                  substantially identical Supplemental Agreement. (Filed as
                  Exhibit 10.8.5 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)


*10.8.6     --    Supplemental Agreement to the Amended and Restated
                  Wholesale Power Contract, dated as of May 1, 1997 by and
                  between Oglethorpe and Altamaha Electric Membership
                  Corporation, together with a Schedule identifying 38 other substantially identical Supplemental Agreements. (Filed as
                  Exhibit 10.8.6 to the Registrant's Form 10-Q for the quarterly period ended June 30, 1997, File No. 33-7591.)

*10.9(a)    --    Joint Committee Agreement among Georgia Power Company,
                  Oglethorpe, Municipal Electric Authority of Georgia and the
                  City of Dalton, Georgia, dated as of August 27, 1976. (Filed as Exhibit 10.14(b) to the Registrant's Form S-1 Registration
                  Statement, File No. 33-7591.)

*10.9(b)    --    First Amendment to Joint Committee Agreement among Georgia
                  Power Company, Oglethorpe, Municipal Electric Authority of
                  Georgia and the City of Dalton, Georgia, dated as of June 19,
                  1978. (Filed as Exhibit 10.14(a) to the Registrant's Form S-1
                  Registration Statement, File No. 33-7591.)

*10.10      --    Letter of Commitment (Firm Power Sale) Under Service
                  Schedule J--Negotiated Interchange Service between Alabama
                  Electric Cooperative, Inc. and Oglethorpe, dated March 31,
                  1994. (Filed as Exhibit 10.11(b) to the Registrant's Form 10-Q
                  for the quarter ended June 30, 1994, File No. 33-7591.)

*10.11.1    --    Assignment of Power System Agreement and Settlement
                  Agreement, dated January 8, 1975, by Georgia Electric
                  Membership Corporation to Oglethorpe. (Filed as Exhibit
                  10.20.1 to the Registrant's Form S-1 Registration Statement,
                  File No. 33-7591.)

*10.11.2    --    Power System Agreement, dated April 24, 1974, by and
                  between Georgia Electric Membership Corporation and Georgia
                  Power Company. (Filed as Exhibit 10.20.2 to the Registrant's
                  Form S-1 Registration Statement, File No. 33-7591.)

*10.11.3    --    Settlement Agreement, dated April 24, 1974, by and between
                  Georgia Power Company, Georgia Municipal Association, Inc.,
                  City of Dalton, Georgia Electric Membership Corporation and
                  Crisp County Power Commission. (Filed as Exhibit 10.20.3 to
                  the Registrant's Form S-1 Registration Statement, File No.
                  33-7591.)

*10.12      --    Long-Term Firm Power Purchase Agreement between Big Rivers
                  Electric Corporation and Oglethorpe, dated as of December 17,
                  1990. (Filed as Exhibit 10.24.3 to the Registrant's Form 10-K
                  for the fiscal year ended December 31, 1990, File No.
                  33-7591.)

*10.13      --    Block Power Sale Agreement between Georgia Power Company
                  and Oglethorpe, dated as of November 12, 1990. (Filed as
                  Exhibit 10.25 to the Registrant's Form 8-K, filed January 4,
                  1991, File No. 33-7591.)

*10.14      --    Revised and Restated Coordination Services Agreement
                  between and among Georgia Power Company, Oglethorpe and
                  Georgia System Operations Corporation, dated as of September
                  10, 1997. (Filed as Exhibit 10.14 to the Registrant's Form
                  10-K for the fiscal year ended December 31, 1997, File No.
                  33-7591.)

*10.15      --    ITSA, Power Sale and Coordination Umbrella Agreement
                  between Oglethorpe and Georgia Power Company, dated as of
                  November 12, 1990. (Filed as Exhibit 10.28 to the Registrant's
                  Form 8-K, filed January 4, 1991, File No. 33-7591.)


*10.16      --    Amended and Restated Nuclear Managing Board Agreement among
                  Georgia Power Company, Oglethorpe Power Corporation, Municipal
                  Electric Authority of Georgia and City of Dalton, Georgia
                  dated as of July 1, 1993. (Filed as Exhibit 10.36 to the
                  Registrant's 10-Q for the quarterly period ended September 30,
                  1993, File No. 33-7591.)

*10.17      --    Supplemental Agreement by and among Oglethorpe, Tri-County
                  Electric Membership Cooperation and Georgia Power Company,
                  dated as of November 12, 1990, together with a Schedule
                  identifying 38 other substantially identical Supplemental
                  Agreements. (Filed as Exhibit 10.30 to the Registrant's Form
                  8-K, filed January 4, 1991, File No. 33-7591.)

*10.18      --    Unit Capacity and Energy Purchase Agreement between
                  Oglethorpe and Entergy Power Incorporated, dated as of October
                  11, 1990. (Filed as Exhibit 10.31 to the Registrant's Form
                  10-K for the fiscal year ended December 31, 1990, File No.
                  33-7591.)

*10.19      --    Power Purchase Agreement between Oglethorpe and Hartwell
                  Energy Limited Partnership, dated as of June 12, 1992. (Filed as Exhibit 10.35 to the Registrant's Form 10-K for the fiscal year ended December 31, 1992, File No. 33-7591).


*10.20(2)   --    Power Purchase and Sale Agreement among LG&E Power
                  Marketing Inc., LG&E Energy Corp. and Oglethorpe, dated as of
                  November 19, 1996. (Filed as Exhibit 10.30 to the Registrant's
                  Form 10-K for the fiscal year ended December 31, 1996, File
                  No. 33-7591.)

*10.21(2)   --    Power Purchase and Sale Agreement among LG&E Power
                  Marketing Inc., LG&E Power Inc. and Oglethorpe, dated as of
                  January 1, 1997. (Filed as Exhibit 10.31 to the Registrant's
                  Form 10-K for the fiscal year ended December 31, 1996, File
                  No. 33-7591.)

*10.22.1    --    Participation Agreement (P1), dated as of December 30,
                  1996, among Oglethorpe, Rocky Mountain Leasing Corporation,
                  Fleet National Bank, as Owner Trustee, SunTrust Bank, Atlanta,
                  as Co-Trustee, the Owner Participant named therein and
                  Utrecht-America Finance Co., as Lender, together with a
                  Schedule identifying five other substantially identical
                  Participation Agreements. (Filed as Exhibit 10.32.1 to the
                  Registrant's Form 10-K for the fiscal year ended December 31,
                  1996, File No. 33-7591.)

*10.22.2    --    Rocky Mountain Head Lease Agreement (P1), dated as of
                  December 30, 1996, between Oglethorpe and SunTrust Bank,
                  Atlanta, as Co-Trustee, together with a Schedule identifying five other substantially identical Rocky Mountain Head Lease
                  Agreements. (Filed as Exhibit 10.32.2 to the Registrant's Form
                  10-K for the fiscal year ended December 31, 1996, File No.
                  33-7591.)

*10.22.3    --    Ground Lease Agreement (P1), dated as of December 30, 1996, between Oglethorpe and SunTrust Bank, Atlanta, as Co-Trustee,
                  together with a Schedule identifying five other substantially identical Ground Lease Agreements. (Filed as Exhibit 10.32.3 to the Registrant's Form 10-K for the fiscal year ended
                  December 31, 1996, File No. 33-7591.)


*10.22.4    --    Rocky Mountain Agreements Assignment and Assumption
                  Agreement (P1), dated as of December 30, 1996, between
                  Oglethorpe and SunTrust Bank, Atlanta, as Co-Trustee, together with a Schedule identifying five other substantially identical
                  Rocky Mountain Agreements Assignment and Assumption
                  Agreements. (Filed as Exhibit 10.32.4 to the Registrant's Form
                  10-K for the fiscal year ended December 31, 1996, File No.
                  33-7591.)

*10.22.5    --    Facility Lease Agreement (P1), dated as of December 30,
                  1996, between SunTrust Bank, Atlanta, as Co-Trustee and Rocky
                  Mountain Leasing Corporation, together with a Schedule
                  identifying five other substantially identical Facility Lease
                  Agreements. (Filed as Exhibit 10.32.5 to the Registrant's Form
                  10-K for the fiscal year ended December 31, 1996, File No.
                  33-7591.)

*10.22.6    --    Ground Sublease Agreement (P1), dated as of December 30,
                  1996, between SunTrust Bank, Atlanta, as Co-Trustee and Rocky
                  Mountain Leasing Corporation, together with a Schedule
                  identifying five other substantially identical Ground Sublease
                  Agreements. (Filed as Exhibit 10.32.6 to the Registrant's Form
                  10-K for the fiscal year ended December 31, 1996, File No.
                  33-7591.)

*10.22.7    --    Rocky Mountain Agreements Re-assignment and Assumption
                  Agreement (P1), dated as of December 30, 1996, between
                  SunTrust Bank, Atlanta, as Co-Trustee and Rocky Mountain
                  Leasing Corporation, together with a Schedule identifying five other substantially identical Rocky Mountain Agreements
                  Re-assignment and Assumption Agreements. (Filed as Exhibit
                  10.32.7 to the Registrant's Form 10-K for the fiscal year
                  ended December 31, 1996, File No. 33-7591.)

*10.22.8    --    Facility Sublease Agreement (P1), dated as of December 30,
                  1996, between Oglethorpe and Rocky Mountain Leasing
                  Corporation, together with a Schedule identifying five other substantially identical Facility Sublease Agreements. (Filed as Exhibit 10.32.8 to the Registrant's Form 10-K for the
                  fiscal year ended December 31, 1996, File No. 33-7591.)

*10.22.9    --    Ground Sub-sublease Agreement (P1), dated as of December
                  30, 1996, between Rocky Mountain Leasing Corporation and
                  Oglethorpe, together with a Schedule identifying five other substantially identical Ground Sub-sublease Agreements. (Filed as Exhibit 10.32.9 to the Registrant's Form 10-K for the
                  fiscal year ended December 31, 1996, File No. 33-7591.)

*10.22.10   --    Rocky Mountain Agreements Second Re-assignment and
                  Assumption Agreement (P1), dated as of December 30, 1996,
                  between Rocky Mountain Leasing Corporation and Oglethorpe, together with a Schedule identifying five other substantially identical Rocky Mountain Agreements Second Re-assignment and
                  Assumption Agreements. (Filed as Exhibit 10.32.10 to the
                  Registrant's Form 10-K for the fiscal year ended December 31,
                  1996, File No. 33-7591.)


*10.22.11   --    Payment Undertaking Agreement (P1), dated as of December
                  30, 1996, between Rocky Mountain Leasing Corporation and
                  Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., New York
                  Branch, as the Bank, together with a Schedule identifying five other substantially identical Payment Undertaking Agreements.
                  (Filed as Exhibit 10.32.11 to the Registrant's Form 10-K for
                  the fiscal year ended December 31, 1996, File No. 33-7591.)


*10.22.12   --    Payment Undertaking Pledge Agreement (P1), dated as of
                  December 30, 1996, between Rocky Mountain Leasing Corporation,
                  Fleet National Bank, as Owner Trustee, and SunTrust Bank,
                  Atlanta, as Co-Trustee, together with a Schedule identifying five other substantially identical Payment Undertaking Pledge
                  Agreements. (Filed as Exhibit 10.32.12 to the Registrant's
                  Form 10-K for the fiscal year ended December 31, 1996, File
                  No. 33-7591.)

*10.22.13   --    Equity Funding Agreement (P1), dated as of December 30,
                  1996, between Rocky Mountain Leasing Corporation, AIG Match
                  Funding Corp., the Owner Participant named therein, Fleet
                  National Bank, as Owner Trustee, and SunTrust Bank, Atlanta,
                  as Co-Trustee, together with a Schedule identifying five other substantially identical Equity Funding Agreements. (Filed as
                  Exhibit 10.32.13 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

*10.22.14   --    Equity Funding Pledge Agreement (P1), dated as of December
                  30, 1996, between Rocky Mountain Leasing Corporation and
                  SunTrust Bank, Atlanta, as Co-Trustee, together with a
                  Schedule identifying five other substantially identical Equity
                  Funding Pledge Agreements. (Filed as Exhibit 10.32.14 to the
                  Registrant's Form 10-K for the fiscal year ended December 31,
                  1996, File No. 33-7591.)

*10.22.15   --    Deed to Secure Debt, Assignment of Surety Bond and Security
                  Agreement (P1), dated as of December 30, 1996, between Rocky
                  Mountain Leasing Corporation, SunTrust Bank, Atlanta, as
                  Co-Trustee, together with a Schedule identifying five other substantially identical Collateral Assignment, Assignment of
                  Surety Bond and Security Agreements. (Filed as Exhibit
                  10.32.15 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

*10.22.16   --    Subordinated Deed to Secure Debt and Security Agreement
                  (P1), dated as of December 30, 1996, among Oglethorpe, AMBAC
                  Indemnity Corporation and SunTrust Bank, Atlanta, as
                  Co-Trustee, together with a Schedule identifying five other substantially identical Subordinated Deed to Secure Debt and
                  Security Agreements. (Filed as Exhibit 10.32.16 to the
                  Registrant's Form 10-K for the fiscal year ended December 31,
                  1996, File No. 33-7591.)

*10.22.17   --    Tax Indemnification Agreement (P1), dated as of December
                  30, 1996, between Oglethorpe and the Owner Participant named therein, together with a Schedule identifying five other
                  substantially identical Tax Indemnification Agreements. (Filed as Exhibit 10.32.17 to the Registrant's Form 10-K for the
                  fiscal year ended December 31, 1996, File No. 33-7591.)

*10.22.18   --    Consent No. 1, dated as of December 30, 1996, among Georgia
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


*10.22.19(a)--    OPC Intercreditor and Security Agreement No. 1, dated as of
                  December 30, 1996, among the United States of America, acting through the Administrator of the Rural Utilities Service,
                  SunTrust Bank, Atlanta, Oglethorpe, Rocky Mountain Leasing
                  Corporation, SunTrust Bank, Atlanta, as Co-Trustee, Fleet
                  National Bank, as Owner Trustee, Utrecht-America Finance Co.,
                  as Lender and AMBAC Indemnity Corporation, together with a
                  Schedule identifying five other substantially identical
                  Intercreditor and Security Agreements. (Filed as Exhibit
                  10.32.19 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

*10.22.19(b)--    Supplement to OPC Intercreditor and Security Agreement No.
                  1, dated as of March 1, 1997, among the United States of
                  America, acting through the Administrator of the Rural
                  Utilities Service, SunTrust Bank, Atlanta, Oglethorpe, Rocky
                  Mountain Leasing Corporation, SunTrust Bank, Atlanta, as
                  Co-Trustee, Fleet National Bank, as Owner Trustee,
                  Utrecht-America Finance Co., as Lender and AMBAC Indemnity
                  Corporation, together with a Schedule identifying five other substantially identical Supplements to OPC Intercreditor and
                  Security Agreements. (Filed as Exhibit 10.32.19(b) to the
                  Registrant's Form S-4 Registration Statement, File No.
                  333-42759.)

*10.23.1    --    Member Transmission Service Agreement, dated as of March 1,
                  1997, by and between Oglethorpe and Georgia Transmission
                  Corporation (An Electric Membership Corporation). (Filed as
                  Exhibit 10.33.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

*10.23.2    --    Generation Services Agreement, dated as of March 1, 1997,
                  by and between Oglethorpe and Georgia System Operations
                  Corporation. (Filed as Exhibit 10.33.2 to the Registrant's
                  Form 10-K for the fiscal year ended December 31, 1996, File
                  No. 33-7591.)

*10.23.3    --    Operation Services Agreement, dated as of March 1, 1997, by and between Oglethorpe and Georgia System Operations
                  Corporation. (Filed as Exhibit 10.33.3 to the Registrant's
                  Form 10-K for the fiscal year ended December 31, 1996, File
                  No. 33-7591.)

*10.24(2)   --    Power Purchase and Sale Agreement between Morgan Stanley
                  Capital Group Inc. and Oglethorpe, dated as of April 7, 1997.
                  (Filed as Exhibit 10.34 to the Registrant's Form 10-Q for the
                  quarterly period ended March 30, 1997, File No. 33-7591.)

10.25(3)    --    Agreement Regarding Continued Employment, between Jack L.
                  King and Oglethorpe.

10.26(3)    --    Employment Agreement, dated as of September 1, 1998,
                  between Oglethorpe and Thomas A. Smith.

21.1        --    Rocky Mountain Leasing Corporation, a Delaware corporation.

27.1        --    Financial Data Schedule (for SEC use only).

-----------

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

(b) REPORTS ON FORM 8-K.

     No reports on Form 8-K were filed by Oglethorpe for the quarter ended December 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of March, 1999.

                          OGLETHORPE POWER CORPORATION
                          (AN ELECTRIC MEMBERSHIP CORPORATION)

                          By:        /s/ J. Calvin Earwood
                             -----------------------------------------------
                                         J. Calvin Earwood
                                     Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        Signature                          Title                                   Date
        ---------                          -----                                   ----
/s/  J. Calvin Earwood           Chairman of the Board, Director                March 15, 1999
-----------------------------    (Principal Executive Officer)
     J. Calvin Earwood

/s/  Jack L. King                President and Chief Executive Officer          March 15, 1999
-----------------------------    (Principal Executive Officer)
     Jack L. King

/s/  Mac F. Oglesby              Treasurer, Director (Principal Financial       March 15, 1999
-----------------------------    Officer)
     Mac F. Oglesby

/s/  Thomas A. Smith             Senior Vice President and Chief                March 15, 1999
-----------------------------    Financial Officer (Principal Financial
     Thomas A. Smith             Officer)


/s/  Robert D. Steele            Controller                                     March 15, 1999
-----------------------------
     Robert D. Steele

/s/  Ashley C. Brown             Director                                       March 15, 1999
-----------------------------
     Ashley C. Brown

/s/  Newton A. Campbell          Director                                       March 15, 1999
-----------------------------
     Newton A. Campbell

/s/  Larry N. Chadwick           Director                                       March 15, 1999
-----------------------------
     Larry N. Chadwick

/s/  Benny W. Denham             Director                                       March 15, 1999
-----------------------------
     Benny W. Denham


/s/  Wm. Ronald Duffey           Director                                       March 15, 1999
-----------------------------
     Wm. Ronald Duffey

/s/  Sammy M. Jenkins            Director                                       March 15, 1999
-----------------------------
     Sammy M. Jenkins

/s/  J. Sam L. Rabun             Director                                       March 15, 1999
-----------------------------
     J. Sam L. Rabun

/s/  John S. Ranson              Director                                       March 15, 1999
-----------------------------
     John S. Ranson


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