Form 10-Q
period 1999-03-31
OGLETHORPE POWER CORP
filed 1999-05-17
CIK 788816

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549




                                    FORM 10-Q

(MARK ONE)

[  X  ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                          OGLETHORPE POWER CORPORATION

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1999


                                                                                                  PAGE NO.

PART I - FINANCIAL INFORMATION

        Item 1.  Financial Statements

               Condensed Balance Sheets as of March 31, 1999 (Unaudited)
               and December 31, 1998                                                                3

               Condensed Statements of Revenues and Expenses and
               Comprehensive Margin (Unaudited) for the Three Months
               Ended March 31, 1999 and 1998                                                        5

               Condensed Statements of Cash Flows (Unaudited)
               for the Three Months Ended March 31, 1999 and 1998                                   6

               Notes to the Condensed Financial Statements                                          7

        Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                                    8

        Item 3.  Quantitative and Qualitative Disclosures About
                   Market Risk                                                                     17


PART II - OTHER INFORMATION

        Item 5.  Other Information                                                                 18

        Item 6.  Exhibits and Reports on Form 8-K                                                  18


SIGNATURES                                                                                         19


PART I -  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS



OGLETHORPE POWER CORPORATION
CONDENSED BALANCE SHEETS
MARCH 31, 1999 AND DECEMBER 31, 1998
--------------------------------------------------------------------------------------------------------
                                                                    (dollars in thousands)

                                                              1999                          1998
                                           ASSETS         (Unaudited)
                                                       -------------------------------------------------
ELECTRIC PLANT, AT ORIGINAL COST:
  In service                                                   $4,856,328                    $4,856,174
  Less:  Accumulated provision for depreciation                (1,541,274)                   (1,510,888)
                                                       -------------------            ------------------
                                                                3,315,054                     3,345,286

  Nuclear fuel, at amortized cost                                  86,918                        84,418
  Construction work in progress                                    25,365                        20,948
                                                       -------------------            ------------------
                                                                3,427,337                     3,450,652
                                                       -------------------            ------------------

INVESTMENTS AND FUNDS:
  Decommissioning fund, at market                                 122,287                       122,094
  Deposit on Rocky Mountain transactions, at cost                  56,695                        55,755
  Bond, reserve and construction funds, at market                  32,229                        32,909
  Investment in associated organizations, at cost                  16,093                        16,231
  Other, at cost                                                    3,302                         3,326
                                                       -------------------            ------------------
                                                                  230,606                       230,315
                                                       -------------------            ------------------

CURRENT ASSETS:
  Cash and temporary cash investments, at cost                     88,766                       106,235
  Other short-term investments, at market                          74,227                        73,356
  Customer receivables                                            104,030                       110,919
  Notes and interim financing receivable                           93,850                        45,151
  Inventories, at average cost                                     83,459                        76,783
  Prepayments and other current assets                             26,291                        21,395
                                                       -------------------            ------------------
                                                                  470,623                       433,839
                                                       -------------------            ------------------

DEFERRED CHARGES:
  Premium and loss on reacquired debt, being amortized            208,766                       206,729
  Deferred amortization of Scherer leasehold                       99,807                        99,297
  Discontinued projects, being amortized                           34,157                        36,203
  Deferred debt expense, being amortized                           15,573                        15,825
  Other                                                            38,795                        33,405
                                                       -------------------            ------------------
                                                                  397,098                       391,459
                                                       -------------------            ------------------
                                                               $4,525,664                    $4,506,265
                                                       -------------------            ------------------
                                                       -------------------            ------------------



The accompanying notes are an integral part of these condensed financial statements.


OGLETHORPE POWER CORPORATION
CONDENSED BALANCE SHEETS
MARCH 31, 1999 AND DECEMBER 31, 1998
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                    (dollars in thousands)

                                                                                     1999                           1998
                                   EQUITY AND LIABILITIES                        (Unaudited)
                                                                                -----------------------------------------------
CAPITALIZATION:
  Patronage capital and membership fees (including unrealized gain of $231 at
    March 31, 1999 and $1,006 at December 31, 1998 on available-for-sale
     securities)                                                                        $360,025                      $352,701
  Long-term debt                                                                       3,138,821                     3,177,883
  Obligation under capital leases                                                        280,530                       282,299
  Obligation under Rocky Mountain transactions                                            56,695                        55,755
                                                                                -----------------             -----------------
                                                                                       3,836,071                     3,868,638
                                                                                -----------------             -----------------

CURRENT LIABILITIES:
  Long-term debt and capital leases due within one year                                  102,921                        97,475
  Accounts payable                                                                        57,736                        46,676
  Notes payable                                                                           90,884                        50,986
  Accrued interest                                                                        14,405                        10,074
  Accrued and withheld taxes                                                               6,484                           214
  Other current liabilities                                                                6,343                        17,901
                                                                                -----------------             -----------------
                                                                                         278,773                       223,326
                                                                                -----------------             -----------------

DEFERRED CREDITS AND OTHER LIABILITIES:
  Gain on sale of plant, being amortized                                                  57,663                        58,282
  Net benefit of sale of income tax benefits, being amortized                             24,028                        26,030
  Net benefit of Rocky Mountain transactions, being amortized                             88,393                        89,189
  Accumulated deferred income taxes                                                       63,203                        63,203
  Decommissioning reserve                                                                155,795                       156,021
  Other                                                                                   21,738                        21,576
                                                                                -----------------             -----------------
                                                                                         410,820                       414,301
                                                                                -----------------             -----------------
                                                                                      $4,525,664                    $4,506,265
                                                                                -----------------             -----------------
                                                                                -----------------             -----------------


The accompanying notes are an integral part of these condensed financial statements.


OGLETHORPE POWER CORPORATION
CONDENSED STATEMENTS OF REVENUES AND EXPENSES AND COMPREHENSIVE MARGIN
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
------------------------------------------------------------------------------------------------------------------
                                                                                   (dollars in thousands)


                                                                1999                                    1998
                                                            ------------------------------------------------------
OPERATING REVENUES:
   Sales to Members                                               $245,043                               $231,943
   Sales to non-Members                                              5,721                                  3,324
                                                            ---------------                        ---------------
     TOTAL OPERATING REVENUES                                      250,764                                235,267
                                                            ---------------                        ---------------

OPERATING EXPENSES:
  Fuel                                                              41,535                                 39,867
  Production                                                        50,311                                 46,932
  Purchased power                                                   63,006                                 54,564
  Depreciation and amortization                                     33,619                                 31,123
                                                            ---------------                        ---------------
     TOTAL OPERATING EXPENSES                                      188,471                                172,486
                                                            ---------------                        ---------------
OPERATING MARGIN                                                    62,293                                 62,781
                                                            ---------------                        ---------------

OTHER INCOME (EXPENSE):
  Interest income                                                    7,455                                  7,840
  Amortization of net benefit of sale of income tax benefits         2,799                                  2,798
  Allowance for equity funds used during construction                   27                                     22
  Other                                                                810                                    125
                                                            ---------------                        ---------------
     TOTAL OTHER INCOME                                             11,091                                 10,785
                                                            ---------------                        ---------------

INTEREST CHARGES:
  Interest on long-term debt and other obligations                  65,745                                 66,145
  Allowance for debt funds used during construction                   (460)                                  (205)
                                                            ---------------                        ---------------
     NET INTEREST CHARGES                                           65,285                                 65,940
                                                            ---------------                        ---------------

NET MARGIN                                                           8,099                                  7,626
Net change in unrealized (loss) gain  on
available-for sale securities                                         (775)                                   229
                                                            ---------------                        ---------------
COMPREHENSIVE MARGIN                                                $7,324                                 $7,855
                                                            ---------------                        ---------------
                                                            ---------------                        ---------------


The accompanying notes are an integral part of these condensed financial statements.


OGLETHORPE POWER CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                   (dollars in thousands)

                                                                                    1999                            1998
                                                                                   --------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net margin                                                                          $ 8,099                         $ 7,626
                                                                                   ------------               -----------------

   ADJUSTMENTS TO RECONCILE NET MARGIN TO NET CASH
      PROVIDED BY OPERATING ACTIVITIES:
        Depreciation and amortization                                                   36,186                          43,554
        Allowance for equity funds used during construction                                (27)                            (22)
        Amortization of deferred gains                                                    (619)                           (619)
        Amortization of net benefit of sale of income tax benefits                      (2,799)                         (2,798)
        Other                                                                            3,269                           4,206

   CHANGE IN NET CURRENT ASSETS, EXCLUDING LONG-TERM DEBT AND CAPITAL LEASES DUE
      WITHIN ONE YEAR AND NOTES PAYABLE:
        Notes receivable                                                                   209                            (115)
        Receivables                                                                      6,889                          11,333
        Inventories                                                                     (6,676)                        (10,849)
        Prepayments and other current assets                                            (4,896)                            831
        Accounts payable                                                                11,060                         (17,700)
        Accrued interest                                                                 4,331                           1,371
        Accrued and withheld taxes                                                       6,270                           4,791
        Other current liabilities                                                      (11,558)                         (2,291)
                                                                                   ------------               -----------------
          TOTAL ADJUSTMENTS                                                             41,639                          31,692
                                                                                   ------------               -----------------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                                        49,738                          39,318
                                                                                   ------------               -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property additions                                                                (16,710)                         (8,085)
     Net proceeds from bond, reserve and construction funds                                330                             938
     Decrease in investment in associated organizations                                    138                             231
     Increase in other short-term investments                                           (1,296)                         (1,293)
     Increase in decommissioning fund                                                   (4,467)                         (3,808)
                                                                                   ------------               -----------------
       NET CASH USED IN INVESTING ACTIVITIES                                           (22,005)                        (12,017)
                                                                                   ------------               -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Long-term debt proceeds, net                                                       (2,597)                         (2,198)
     Long-term debt payments                                                           (33,825)                        (30,820)
     Increase in notes payable                                                          39,898                            -
     Increase in notes receivable under interim financing agreement                    (48,908)                           -
     Other                                                                                 230                           1,017
                                                                                   ------------               -----------------
       NET CASH USED IN FINANCING ACTIVITIES                                           (45,202)                        (32,001)
                                                                                   ------------               -----------------
NET DECREASE IN CASH AND TEMPORARY CASH INVESTMENTS                                    (17,469)                         (4,700)
CASH AND TEMPORARY CASH INVESTMENTS AT BEGINNING OF PERIOD                             106,235                          63,215
                                                                                   ------------               -----------------
CASH AND TEMPORARY CASH INVESTMENTS AT END OF PERIOD                                  $ 88,766                        $ 58,515
                                                                                   ------------               -----------------
                                                                                   ------------               -----------------

CASH PAID FOR:
     Interest (net of amounts capitalized)                                            $ 52,415                        $ 58,026
     Income taxes                                                                         -                               -


The accompanying notes are an integral part of these condensed financial statements.

                          OGLETHORPE POWER CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             MARCH 31, 1999 AND 1998


(A) The condensed financial statements included herein have been prepared by Oglethorpe Power Corporation (Oglethorpe), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission
        (SEC). In the opinion of management, the information furnished herein reflects all adjustments (which include only normal recurring adjustments) and estimates necessary to present fairly, in all material respects, the results for the periods ended March 31, 1999 and 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations, although Oglethorpe believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in Oglethorpe's latest Annual Report on Form 10-K, as filed with the SEC. Certain amounts for 1998 have been reclassified to conform with the current period presentation.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

FUTURE POWER RESOURCES

Under the Wholesale Power Contracts, Oglethorpe's 39 retail electric distribution cooperative members (the Members) may choose to supply all or a portion of their future requirements with purchases from suppliers other than Oglethorpe. A new entity, Smarr EMC, was formed in 1998 by 36 of the Members to own a two-unit, 217 megawatt (MW) combustion turbine (CT) facility (CT
One). Commercial operation of this facility is scheduled for June 1999. Construction and operation management services, as well as construction financing, are currently being provided by Oglethorpe.

Smarr EMC, or similar entities, may also own future generation facilities on behalf of Members who may decide to participate in such projects. One such project is a four-unit, 492 MW CT facility (CT Two) currently under consideration by the Members, which is scheduled for commercial operation by the summer of 2000. Oglethorpe is providing construction management services and interim financing for this facility and anticipates that it will provide operation management services as well.

In addition, two Members have formed an entity which is constructing 90 MW of CT capacity for commercial operation by the summer of 1999.

All of these CTs are currently anticipated to be dispatched in the Oglethorpe pool of generation resources.


POWER PURCHASES FROM GPC

Oglethorpe has entered into an agreement with Georgia Power Company (GPC) effective April 1, 1999 to purchase capacity and associated energy on a take-or-pay basis. Under the agreement, Oglethorpe has committed to purchase 250 MW of capacity and associated energy through March 31, 2006 and an additional 250 MW for a one-year period beginning June 1, 1999. In addition to these amounts, Oglethorpe may elect, prior to May 26, 1999, to purchase up to 250 MW through March 31, 2003. If Oglethorpe does not make the election, it will purchase the additional 250 MW through August 31, 2000, will reduce this amount to 125 MW from September 1, 2000 to August 31, 2001, and will not purchase any additional amount after August 31, 2001. Upon the effectiveness of this agreement, the Block Power Sale Agreement (BPSA) between Oglethorpe and GPC was terminated. The BPSA had provided for Oglethorpe to purchase 500 MW of capacity and associated energy through December 31, 2003. Unlike under the BPSA, Oglethorpe has no right (other than as described above) to reduce its purchase obligations under the new agreement prior to its expiration.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

OPERATING REVENUES

Revenues from sales to Members for the three months ended March 31, 1999 were 5.6% higher than the same period of 1998 and megawatt-hour (MWh) sales to Members were 11.8% higher for the current period. This resulted in a 5.5% decrease in the average revenue per MWh from sales to Members for the current period compared to the same period of 1998. The components of Member revenues for the three months ended March 31, 1999 and 1998 were as follows:


                                 Three Months
                                Ended March 31,
                           --------------------------
                            1999             1998
                           --------         ---------
                           (dollars in thousands)
Capacity revenues          $155,213          $155,820
Energy revenues              89,830            76,123
                           --------          --------
     Total                 $245,043          $231,943
                           --------          --------
                           --------          --------


While capacity revenues from Members for the three months ended March 31, 1999 compared to 1998 were virtually unchanged, energy revenues were 18.0% higher for the current quarter compared to the same period of 1998. The higher MWh sales to Members discussed above were primarily due to continued sales growth in the Members' service territories. In addition, Oglethorpe provided the Members with additional energy to offset lower delivery of hydroelectric power from Southeastern Power Administration (SEPA) due to lower than normal rainfall. Oglethorpe's average energy revenue per MWh from sales to Members for the three-month period was 5.6% higher in 1999 compared to 1998. This increase resulted primarily from higher purchased power energy costs as discussed below under "OPERATING EXPENSES."

Sales to non-Members were primarily from energy sales to other utilities and power marketers. The following table summarizes the amounts of non-Member revenues from these sources for the three months ended March 31, 1999 and 1998:


                                  Three Months
                                 Ended March 31,
                               --------------------
                                1999          1998
                                ----          ----

                              (dollars in thousands)

Sales to other utilities       $3,826       $2,225
Sales to power marketers        1,895        1,099
                               ------       ------
     Total                     $5,721       $3,324
                               ------       ------
                               ------       ------


Sales to other utilities represent sales made directly by Oglethorpe. Oglethorpe sells for its own account any energy available from the portion of its resources dedicated to Morgan Stanley Capital Group Inc. (Morgan Stanley) that is not scheduled by Morgan Stanley pursuant to its power marketer arrangement. Sales to other utilities were higher for the three-month period of 1999 compared to 1998 primarily due to capacity revenues received under an agreement entered into with Alabama Electric Cooperative to sell 100 MW of capacity for the period June 1998 through December 2005.

Under the LG&E Energy Marketing Inc. (LEM) and Morgan Stanley power marketer arrangements, sales to the power marketers represented the net energy transmitted on behalf of LEM and Morgan Stanley off-system on a daily basis from Oglethorpe's total resources. Such energy was sold to LEM at Oglethorpe's cost, subject to certain limitations, and to Morgan Stanley at a contractually fixed price. The volume of sales to power marketers depends primarily on the power marketers' decisions for servicing their load requirements.


OPERATING EXPENSES

Operating expenses for the three months ended March 31, 1999 were 9.3% higher compared to the same period of 1998. This increase was primarily due to 15.5% higher total purchased power costs for the current quarter compared to the same quarter of 1998. Oglethorpe purchased 22.3% more MWhs in the three months ended March 31, 1999 than in the same period of 1998. This resulted in a decrease of 5.6% in the average cost per MWh of total purchased power. The higher volume of purchased MWhs relates primarily to the portion of increased Member load not contractually provided by the power marketers. Purchased power costs are as follows:


                            Three Months
                          Ended March 31,
                       -------------------------
                        1999              1998
                       --------         --------
                       (dollars in thousands)

Capacity costs          $25,408           $30,174
Energy costs             37,598            24,390
                        -------          --------
     Total              $63,006           $54,564
                        -------          --------
                        -------          --------


Purchased power capacity cost for the three months ended March 31, 1999 was 15.8% lower than the same period of 1998. These savings were primarily a result of the elimination, effective September 1, 1998, of a 250 MW component block under the BPSA between Oglethorpe and GPC. Purchased power energy costs for the three-month period of 1999 were 54.2% higher compared to the same period of 1998 as a result of higher volumes of purchased MWhs and higher prices experienced in the wholesale electricity markets. These factors resulted in a 26.0% increase in the average cost of purchased power energy per MWh for the three-month period compared to 1998. This increase in the average cost of purchased power energy was primarily responsible for an increase in the average MWh cost of energy to the Members.

NET MARGIN AND COMPREHENSIVE MARGIN

Oglethorpe's net margin for the three months ended March 31, 1999 was $8.1 million compared to $7.6 million for the same period of 1998. Comprehensive margin for Oglethorpe is net margin adjusted for the net change in unrealized gains and losses on investments in available-for-sale securities.

FINANCIAL CONDITION

Total assets and total equity plus liabilities as of March 31, 1999 were $4.5 billion, which was $20 million more than the total at December 31, 1998 due primarily to an increase in notes and interim financing receivable for construction of CT One and CT Two, offset by depreciation of plant. These CT projects are being financed on an interim basis by Oglethorpe through the issuance of commercial paper. Oglethorpe expects to be reimbursed for the costs relating to the construction of these projects at the time each facility becomes commercially operable, which Oglethorpe anticipates will be June 1999 for CT One and the summer of 2000 for CT Two. For a further discussion of these projects, see "General--FUTURE POWER RESOURCES."

ASSETS

Property additions for the three months ended March 31, 1999 totaled $16.7 million primarily for purchases of nuclear fuel and for additions, replacements and improvements to existing generation facilities.

The decrease in cash is a result of cash used in financing and investing activities, including property additions noted above and debt principal repayments, exceeding cash provided from operations.

The increase in notes and interim financing receivable resulted primarily from use of funds in the interim financing activities related to the CT units being constructed. Included in notes and interim financing receivable as of March 31, 1999 is $54.4 million relating to the construction of CT One and $38.9 million relating to the construction of CT Two.

Prepayments and other current assets increased primarily due to the estimated payments to GPC for Plant Hatch operations and maintenance (O&M) costs for April 1999 compared to the estimate for January 1999. The increase in O&M is related to nuclear fuel purchases and costs to increase the actual and licensed thermal output of Hatch Units No. 1 and No. 2. The increase in other deferred charges is related to 1999 refueling outages for Vogtle Unit No.1 and Hatch Unit No.1. Such costs will be amortized to expense over the 18-month operating cycle of each unit.

EQUITY AND LIABILITIES

Notes payable represent commercial paper issued by Oglethorpe as interim financing for costs incurred in construction of CT One and CT Two. Oglethorpe will be reimbursed by the respective projects' owners for all construction costs incurred prior to transfer of ownership, and accordingly, has recorded all expenditures as a receivable. As of March 31, 1999, notes payable consisted of $52.2 million relating to the financing of CT One and $38.7 million relating to the financing of CT Two.

Accounts payable increased due primarily to the Hatch Unit No. 1 refueling outage. This outage resulted in higher than normal charges for nuclear fuel and O&M.

Accrued interest increased as a result of the accrual for the July 1 interest payment due for the Scherer Unit No. 2 lease obligation.

Accrued and withheld taxes increased as a result of the normal monthly accruals for property taxes, which are generally paid in the fourth quarter of the year.


MISCELLANEOUS

COMPETITION

The electric utility industry in the United States is undergoing fundamental change and is becoming increasingly competitive. This change is promoted by the Energy Policy Act of 1992, recently adopted and proposed policies from the Federal Energy Regulatory Commission (FERC) regarding mergers, transmission access and pricing, federal and state deregulation initiatives, increased consolidation and mergers of electric utilities, the proliferation of power marketers and independent power producers, generation surpluses and deficits and transmission constraints in certain regional markets and other factors.

Several states are in the process of implementing varying forms of "retail wheeling" (the transmission of power for a third party directly to a retail customer) and most others are in the various stages of considering retail competition. Proposed federal legislation could mandate retail wheeling in every state and otherwise deregulate the industry. No legislation related to retail wheeling has yet been enacted in Georgia, and no bill is currently pending in the Georgia legislature which would amend the Georgia Territorial Electric Service Act (the Territorial Act) or otherwise affect the exclusive right of the Members to supply power to their current service territories. In 1997, the staff of the Georgia Public Service Commission (GPSC) conducted a series of workshops to solicit views from the various parties impacted by electric industry restructuring and to discuss potential resolutions of these issues, including "stranded costs" which would result from assets having unrecovered costs in excess of their economically realizable value. The GPSC issued a report identifying electric industry restructuring issues, potential resolutions and the views of the parties who participated in the workshops. The GPSC's order in the 1998 GPC rate case provides that there will be a docket opened to address the mechanics of how stranded costs and stranded benefits should be calculated, the estimated range of GPC's stranded costs and benefits, the proper level of stranded cost recovery through rate surcharges, and the proper disposition of any stranded benefits. The GPSC does not have the authority under Georgia law to order retail wheeling or amend the Territorial Act. Oglethorpe and the Members participated in the GPSC staff workshops and are actively monitoring and studying the GPSC proceedings and legislative initiatives in Congress and in other states to take advantage of the experiences of cooperatives and other utilities in other states to protect their interests in any future legislative activities in Georgia.

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

Oglethorpe cannot predict at this time the outcome of the various developments that may lead to increased competition in the electric utility industry or the effect of such developments on Oglethorpe or the Members. Nonetheless, Oglethorpe has taken several steps to prepare for and adapt to the fundamental changes that have occurred or are likely to occur in the electric utility industry. In 1997, Oglethorpe completed the Corporate Restructuring and divided itself into separate generation, transmission and system operations companies in order to better serve its Members in a deregulated and competitive environment. Since 1992, Oglethorpe also has pursued an interest cost reduction program, which has included refinancings and prepayments of various debt issues, and that has provided significant cost savings. Oglethorpe has also entered into arrangements with power marketers to obtain the value that can be brought by power marketers and to provide for future load requirements without taking all the risk associated with traditional supply sources. (See Oglethorpe's 1998 Annual report on Form 10-K in "General--Corporate Restructuring", "Financial Condition--Refinancing Transactions" and "Results of Operations--Power Marketer Arrangements" in Item 7.)

Oglethorpe and the Members continue to consider and evaluate a wide array of other potential actions to reduce costs and to enhance their competitiveness in anticipation of future competition. Oglethorpe regularly considers industry developments and trends to evaluate the challenges and opportunities they may present for Oglethorpe. Among the alternatives subject to such consideration by Oglethorpe are: additional power marketing arrangements or other alliance arrangements; whether power supply requirements will continue to be met by the current mix of ownership and purchase arrangements; whether power supply resources will be owned by Oglethorpe or by separate entities; the effects of proliferation of services offered by electric utilities; whether disposition of assets or asset classes would enhance value; the effects of nuclear license extensions; and other regulatory and business changes that may affect relative values of generation classes or have impacts on the electric industry. These activities on the part of Oglethorpe and the Members are in various stages of study or preliminary consideration. Such studies and consideration necessarily take account of and are subject to the legal, regulatory and contractual (including financing and plant co-ownership arrangements) environment applicable to Oglethorpe.

Many Members are now providing or considering proposals to provide non-traditional products and services such as telecommunications and other services. Depending on the nature of future competition in Georgia, there could be reasons for the Members to separate their physical distribution business from their energy business, or otherwise restructure their current businesses to operate effectively under retail competition. Likewise, there could be reasons for Oglethorpe to evaluate the disposition of generation assets, separating different segments of its generation assets or business or other restructurings of its business to operate more effectively under increasing competition.

Recent dispositions of fossil generation units throughout the country are being evaluated by Oglethorpe, and the recent announcements relating to sales of nuclear generation units and applications for nuclear license extensions are of particular interest to Oglethorpe because of its substantial investment in nuclear generation. These and other developments in the industry have resulted in the Rural Utilities Service (RUS) exploring the possibility of pursuing nationwide measures for RUS and its borrowers that own nuclear generation units. This exploration by RUS has included discussions with Oglethorpe and others. Oglethorpe intends to pursue its discussions with RUS to determine if there are feasible measures that Oglethorpe could take to enhance the value of its assets or further its efforts to lower costs and increase its competitiveness.

Oglethorpe's ongoing consideration of industry trends and developments may present opportunities for Oglethorpe to enhance the value of its system or otherwise to respond more effectively to increasing competition. However, Oglethorpe cannot predict the results of its evaluation of these matters, including discussions with RUS, or any action Oglethorpe might take based thereon.

YEAR 2000

BACKGROUND. The Year 2000 issue, which is common to most corporations, concerns the ability of certain hardware, software, databases and other devices that use microprocessors to properly recognize date sensitive information related to the Year 2000 and thereafter. Oglethorpe is heavily dependent upon complex computer systems for all phases of power supply operations. Oglethorpe's operations include both information technology (IT) systems, such as billing systems, financial accounting systems, and human resource/payroll systems, as well as non-IT systems that may have embedded microprocessors, such as those relating to operations of the Rocky Mountain Pumped Storage Hydroelectric Facility (Rocky Mountain), generation substations and Oglethorpe's headquarters facilities.

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

Phase I began in April 1997 and included an inventory and assessment of potential Year 2000 problems in its systems. Substantially all IT and non-IT systems have been inventoried and assessed. Oglethorpe has completed an inventory and assessment on its computer and embedded chip systems at Rocky Mountain. Critical computer systems required to operate the Rocky Mountain control room have been upgraded. The computer system required to manage maintenance activities and purchase materials for Rocky Mountain will be upgraded by the third quarter of 1999.

Phase II began in the fall of 1997 and includes remediation and testing of all inventoried IT and non-IT systems. Remediation and testing efforts for all inventoried internally developed systems applications have been completed. Oglethorpe is currently in the process of reassessing the completeness of the original inventory. Financial accounting systems, procurement and materials management systems and human resource/payroll systems are externally developed and supported. None of these systems is Year 2000 ready. Oglethorpe is replacing most of its financial accounting system modules and is retaining and upgrading one module. Oglethorpe expects its financial accounting systems to be Year 2000 ready by the fourth quarter of 1999. Oglethorpe is replacing its procurement and materials management systems and expects to complete this remediation in the second quarter of 1999. Oglethorpe is upgrading its human resource/payroll systems and expects to complete this remediation in the third quarter of 1999. Remediation and testing efforts for systems at Rocky Mountain are expected to be completed by the third quarter of 1999.

Phase III began recently and includes contingency planning, an assessment of Year 2000 readiness of material third parties and verification that all material systems were properly inventoried, remediated and tested in Phases I and II. This phase will be on-going throughout 1999.

RELATIONSHIPS WITH THIRD PARTIES. Georgia Transmission Corporation (GTC) and Georgia System Operations Corporation (GSOC) have implemented detailed strategies to ensure Year 2000 readiness of the systems utilized in their transmission and systems control operations. The Year 2000 readiness plans for Oglethorpe, GTC and GSOC were jointly developed and are being implemented on the same schedule, as described above.

Oglethorpe has gathered information from the Members regarding their Year 2000 readiness. Based on this information, Oglethorpe will implement a follow-up program to monitor the Members' Year 2000 readiness and will further assess any impact on Oglethorpe's risks and contingency planning. Oglethorpe expects to complete the information gathering process from the Members by September 30, 1999.

All of Oglethorpe's co-owned generating plants, except Rocky Mountain, are operated by GPC on behalf of itself as a co-owner and as agent for the other co-owners. Year 2000 remediation and testing on all generation plants which are operated by GPC are being performed by GPC's parent company, Southern Company (Southern). Southern estimates that total costs related to this project at the GPC-operated plants will be approximately $38 million, of which approximately $4.5 million is expected to be billed to Oglethorpe based on its ownership share of these generation plants. To date, Oglethorpe has paid approximately $3.8 million for this project. Remaining costs will be expensed primarily in 1999. Southern reports that its Year 2000 program for the Georgia-based generating plants is scheduled to be completed by June 1999. Southern is subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and, in accordance therewith, files reports and other information with the SEC.


During Phase III of its program, Oglethorpe plans to assess the Year 2000 readiness of other significant third parties, including power marketers (such as LEM and Morgan Stanley), other utilities and vendors of materials and services. Oglethorpe has identified over 400 such third parties, and is in the process of prioritizing the parties from which Oglethorpe will require Year 2000 information. Oglethorpe expects to begin requesting information from these third parties in the second quarter of 1999. This information will allow Oglethorpe to perform contingency planning, including assessing the need to identify alternative vendors. Oglethorpe may not be able to identify all third parties' Year 2000 problems, and may not be able to develop adequate contingency plans if third parties do not correct their Year 2000 problems.

PROJECT COSTS. In addition to the $4.5 million expected to be paid to GPC, Oglethorpe currently estimates costs of approximately $370,000 to upgrade its internal systems, including those relating to Rocky Mountain. To date, Oglethorpe has spent approximately $270,000 of the estimated $370,000 on this effort. In addition, Oglethorpe is upgrading or replacing its externally developed financial accounting, procurement and materials management, and human resource/payroll systems to improve functionality and to avoid Year 2000 remediation efforts on those systems, at an estimated cost of approximately $4.0 million, of which $745,000 has been spent. Oglethorpe's policy is to expense as incurred the maintenance and modification costs of existing software, including those associated with the Year 2000 project, and to capitalize and amortize over its useful life the cost of new software. Oglethorpe also estimates that approximately $770,000 will be incurred for Phase III, including costs associated with performing a management evaluation of the Phase I and Phase II activities, and to perform the contingency planning and the preparedness evaluation of key business relationships. These costs are estimates, and actual costs could be higher.

Oglethorpe plans to pay for Year 2000 costs with general corporate funds. Year 2000 costs are being recovered from the Members through Oglethorpe's rates.

RISK ASSESSMENT. Oglethorpe has implemented a detailed process to minimize the possibility of power supply interruptions related to Year 2000 challenges and expects its IT and non-IT systems to be Year 2000 ready by December 31, 1999. The most reasonably likely worst case scenario would be service interruptions to Oglethorpe's Members or the Members' retail consumers. These scenarios include the loss of a generating unit or a source of purchased power, or a disruption in transmission or distribution services by GTC or the Members. Because Oglethorpe is taking prudent steps to prepare for the Year 2000 challenges, it expects any interruptions in power supply to be isolated and short in duration. However, because of material relationships with third parties, Oglethorpe may not be able to fully assess the possibility of service interruptions to the ultimate retail consumers.

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

CONTINGENCY PLANNING. Oglethorpe recently began developing contingency plans for its IT and non-IT systems. To assist Oglethorpe in this effort, the consulting firm KPMG has been engaged to provide leadership and expertise to the Oglethorpe staff developing the contingency plans. The contingency plans will also focus on non-compliance by material third parties and assess the need to identify alternative vendors and the need to increase inventory of materials and supplies. The contingency plans are expected to be in place by June 30, 1999 and will continue to be evaluated and tested throughout 1999. The goal of the contingency planning process is to keep any service interruptions to a minimum and of short duration and to avoid disruptions in its billing or other management processes. Oglethorpe may incur additional costs as a result of its contingency plans.


FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

This Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding, among other items, (i) anticipated trends in Oglethorpe's business, (ii) Oglethorpe's future power supply resources and arrangements and (iii) other management issues such as the Year 2000 issue. These forward-looking statements are based largely on Oglethorpe's current expectations and are subject to a number of risks and uncertainties, certain of which are beyond Oglethorpe's control.

For certain factors that could cause actual results to differ materially from those anticipated by these forward-looking statements, see "COMPETITION" and "YEAR 2000" herein and "CERTAIN FACTORS AFFECTING THE ELECTRIC UTILITY INDUSTRY" in Item 1 of Oglethorpe's 1998 Annual Report on Form 10-K. In light of these risks and uncertainties, there can be no assurance that events anticipated by the forward-looking statements contained in this Quarterly Report will in fact transpire.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Oglethorpe's market risks have not changed materially from the market risks reported in the 1998 Form 10-K.

PART II -   OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

        Larry N. Chadwick, Sammy M. Jenkins, Ashley C. Brown and John S. Ranson, whose initial terms as Directors expired in March 1999, were each elected for an additional term of three years ending March 2002.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

            (a)   EXHIBITS

  Number              Description
---------            -------------

      10.27 Long Term Transaction Service Agreement Under Southern Companies' Federal Energy Regulatory Commission Electric Tariff Volume No. 4 Market-Based Rate Tariff, between Georgia Power Company and Oglethorpe, dated as of February 26, 1999.

      27.1     Financial Data Schedule (for SEC use only).



            (b)   REPORTS ON FORM 8-K

No reports on Form 8-K were filed by Oglethorpe for the quarter ended March 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Oglethorpe Power Corporation
                              (An Electric Membership Corporation)



Date:  May 14, 1999     By:   /S/ JACK L. KING
                              ----------------------------------------
                                  Jack L. King
                              President and Chief Executive Officer
                              (Principal Executive Officer)



Date:  May 14, 1999           /S/ MAC F. OGLESBY
                              ----------------------------------------
                                  Mac F. Oglesby
                              Treasurer
                              (Principal Financial Officer)



Date:  May 14, 1999           /S/ THOMAS A. SMITH
                              ----------------------------------------
                                  Thomas A. Smith
                              Senior Vice President and Chief Financial Officer
                              (Principal Financial Officer)



Date:  May 14, 1999           /S/ WILLIE B. COLLINS
                              ----------------------------------------
                                  Willie B. Collins
                              Controller
                              (Chief Accounting Officer)