Form 10-Q
period 1999-06-30
OGLETHORPE POWER CORP
filed 1999-08-16
CIK 788816

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

(MARK ONE)

/X/              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

/ /              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________

                           COMMISSION FILE NO. 33-7591

                             -----------------------

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

                          OGLETHORPE POWER CORPORATION

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1999

                                                                        PAGE NO.
PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Condensed Balance Sheets as of June 30, 1999 (Unaudited)
            and December 31, 1998                                           3

            Condensed Statements of Revenues and Expenses and
            Comprehensive Margin (Unaudited) for the Three Months
            and Six Months ended June 30, 1999 and 1998                     5

            Condensed Statements of Cash Flows (Unaudited)
            for the Six Months Ended June 30, 1999 and 1998                 6

            Notes to the Condensed Financial Statements                     7

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                   8

   Item 3.  Quantitative and Qualitative Disclosures About
            Market Risk                                                    16

PART II - OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K                              17

SIGNATURES                                                                 18

PART I -  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

OGLETHORPE POWER CORPORATION
CONDENSED BALANCE SHEETS
JUNE 30, 1999 AND DECEMBER 31, 1998
--------------------------------------------------------------------------------
                                                          (dollars in thousands)



                                                                     1999                    1998
                                       ASSETS                     (Unaudited)
                                                                -------------------------------------

ELECTRIC PLANT, AT ORIGINAL COST:
  In service                                                       $4,861,487            $4,856,174
  Less:  Accumulated provision for depreciation                    (1,571,082)           (1,510,888)
                                                                --------------        --------------
                                                                    3,290,405             3,345,286

  Nuclear fuel, at amortized cost                                      88,933                84,418
  Construction work in progress                                        22,983                20,948
                                                                --------------        --------------
                                                                    3,402,321             3,450,652
                                                                --------------        --------------

INVESTMENTS AND FUNDS:
  Decommissioning fund, at market                                     131,252               122,094
  Deposit on Rocky Mountain transactions, at cost                      57,635                55,755
  Bond, reserve and construction funds, at market                      32,160                32,909
  Investment in associated organizations, at cost                      16,093                16,231
  Other, at cost                                                        3,302                 3,326
                                                                --------------        --------------
                                                                      240,442               230,315
                                                                --------------        --------------

CURRENT ASSETS:
  Cash and temporary cash investments, at cost                         86,706               106,235
  Other short-term investments, at market                              74,177                73,356
  Customer receivables                                                125,833               110,919
  Notes and interim financing receivable                              115,171                45,151
  Inventories, at average cost                                         92,419                76,783
  Prepayments and other current assets                                 18,982                21,395
                                                                --------------        --------------
                                                                      513,288               433,839
                                                                --------------        --------------

DEFERRED CHARGES:
  Premium and loss on reacquired debt, being amortized                203,794               206,729
  Deferred amortization of Scherer leasehold                          100,318                99,297
  Discontinued projects, being amortized                               32,111                36,203
  Deferred debt expense, being amortized                               15,333                15,825
  Other                                                                39,615                33,405
                                                                --------------        --------------
                                                                      391,171               391,459
                                                                --------------        --------------
                                                                   $4,547,222            $4,506,265
                                                                --------------        --------------
                                                                --------------        --------------


The accompanying notes are an integral part of these condensed financial statements.

OGLETHORPE POWER CORPORATION
CONDENSED BALANCE SHEETS
JUNE 30, 1999 AND DECEMBER 31, 1998
--------------------------------------------------------------------------------
                                                          (dollars in thousands)




                                                                                     1999                   1998
                            EQUITY AND LIABILITIES                               (Unaudited)
                                                                                -----------------------------------

CAPITALIZATION:
  Patronage capital and membership fees (including unrealized loss of $663 at June 30, 1999 and $1,006 at
    December 31, 1998 on available-for-sale securities)                              $363,614             $352,701
  Long-term debt                                                                    3,118,375            3,177,883
  Obligation under capital leases                                                     278,761              282,299
  Obligation under Rocky Mountain transactions                                         57,635               55,755
                                                                                --------------       --------------
                                                                                    3,818,385            3,868,638
                                                                                --------------       --------------

CURRENT LIABILITIES:
  Long-term debt and capital leases due within one year                               104,463               97,475
  Accounts payable                                                                     61,376               46,676
  Notes payable                                                                       109,342               50,986
  Accrued interest                                                                     15,609               10,074
  Accrued and withheld taxes                                                           12,954                  214
  Other current liabilities                                                             8,271               17,901
                                                                                --------------       --------------
                                                                                      312,015              223,326
                                                                                --------------       --------------

DEFERRED CREDITS AND OTHER LIABILITIES:
  Gain on sale of plant, being amortized                                               57,044               58,282
  Net benefit of sale of income tax benefits, being amortized                          22,026               26,030
  Net benefit of Rocky Mountain transactions, being amortized                          87,597               89,189
  Accumulated deferred income taxes                                                    63,203               63,203
  Decommissioning reserve                                                             164,522              156,021
  Other                                                                                22,430               21,576
                                                                                --------------       --------------
                                                                                      416,822              414,301
                                                                                --------------       --------------
                                                                                   $4,547,222           $4,506,265
                                                                                --------------       --------------
                                                                                --------------       --------------



The accompanying notes are an integral part of these condensed financial statements.

OGLETHORPE POWER CORPORATION
CONDENSED STATEMENTS OF REVENUES AND EXPENSES AND COMPREHENSIVE MARGIN
(UNAUDITED)
FOR THE THREE AND SIX  MONTHS ENDED JUNE 30, 1999 AND 1998
--------------------------------------------------------------------------------
                                                          (dollars in thousands)



                                                                        Three Months Ended June 30,   Six Months Ended June 30,
                                                                           1999           1998           1999           1998
                                                                        -------------------------     -------------------------

OPERATING REVENUES:
   Sales to Members                                                       $262,540      $297,014        $507,583      $528,957
   Sales to non-Members                                                     11,377        19,713          17,099        23,037
                                                                        -----------   -----------     -----------   -----------
     TOTAL OPERATING REVENUES                                              273,917       316,727         524,682       551,994
                                                                        -----------   -----------     -----------   -----------

OPERATING EXPENSES:
  Fuel                                                                      46,606        48,978          88,141        88,845
  Production                                                                52,559        48,486         102,847        95,417
  Purchased power                                                           82,729       130,141         145,735       184,705
  Depreciation and amortization                                             33,681        31,077          67,300        62,199
                                                                        -----------   -----------     -----------   -----------
     TOTAL OPERATING EXPENSES                                              215,575       258,682         404,023       431,166
                                                                        -----------   -----------     -----------   -----------
OPERATING MARGIN                                                            58,342        58,045         120,659       120,828
                                                                        -----------   -----------     -----------   -----------

OTHER INCOME (EXPENSE):
  Investment income                                                         10,610         8,273          18,064        16,113
  Amortization of net benefit of sale of income tax benefits                 2,799         2,799           5,597         5,596
  Allowance for equity funds used during construction                           19             9              46            31
  Other                                                                      1,017           788           1,804           913
                                                                        -----------   -----------     -----------   -----------
     TOTAL OTHER INCOME                                                     14,445        11,869          25,511        22,653
                                                                        -----------   -----------     -----------   -----------

INTEREST CHARGES:
  Interest on long-term debt and other obligations                          68,242        68,397         133,987       134,541
  Allowance for debt funds used during construction                             62           (73)           (398)         (278)
                                                                        -----------   -----------     -----------   -----------
     NET INTEREST CHARGES                                                   68,304        68,324         133,589       134,263
                                                                        -----------   -----------     -----------   -----------

NET MARGIN                                                                   4,483         1,590          12,581         9,218
Net change in unrealized (loss) gain on available-for-sale securities         (894)          367          (1,668)          596
                                                                        -----------   -----------     -----------   -----------
COMPREHENSIVE MARGIN                                                        $3,589        $1,957         $10,913        $9,814
                                                                        -----------   -----------     -----------   -----------
                                                                        -----------   -----------     -----------   -----------



The accompanying notes are an integral part of these condensed financial statements.

OGLETHORPE POWER CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
--------------------------------------------------------------------------------
                                                          (dollars in thousands)


                                                                           1999               1998
                                                                      ---------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net margin                                                           $    12,581        $      9,218
                                                                      --------------     --------------

   ADJUSTMENTS TO RECONCILE NET MARGIN TO NET CASH
      PROVIDED BY OPERATING ACTIVITIES:
        Depreciation and amortization                                        84,167             85,413
        Allowance for equity funds used during construction                     (46)               (31)
        Amortization of deferred gains                                       (1,237)            (1,237)
        Amortization of net benefit of sale of income tax benefits           (5,597)            (5,596)
        Other                                                                 8,624              8,501

   CHANGE IN NET CURRENT ASSETS, EXCLUDING LONG-TERM DEBT
      AND CAPITAL LEASES DUE WITHIN ONE YEAR AND  NOTES PAYABLE:
        Customer receivables                                                (14,914)           (76,872)
        Notes receivable                                                        415               (293)
        Inventories                                                         (15,636)            (9,009)
        Prepayments and other current assets                                  2,413             (2,195)
        Accounts payable                                                     14,700             73,780
        Accrued interest                                                      5,535             (3,176)
        Accrued and withheld taxes                                           12,740             10,682
        Other current liabilities                                            (9,630)            (4,493)
                                                                      --------------     --------------
          TOTAL ADJUSTMENTS                                                  81,534             75,474
                                                                      --------------     --------------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                             94,115             84,692
                                                                      --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property additions                                                     (32,454)           (15,786)
     Net proceeds from bond, reserve and construction funds                      92                572
     Decrease in investment in associated organizations                         138                272
     Increase in other short-term investments                                (1,832)            (3,015)
     Increase in decommissioning fund                                       (10,868)            (7,631)
                                                                      --------------     --------------
       NET CASH USED IN INVESTING ACTIVITIES                                (44,924)           (25,588)
                                                                      --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Long-term debt proceeds, net                                            (4,667)           (24,133)
     Long-term debt payments                                                (52,938)           (51,224)
     Increase in notes payable                                               58,356              -
     Increase in notes receivable under interim financing agreement         (70,435)             -
     Other                                                                      964              1,236
                                                                      --------------     --------------
       NET CASH USED IN FINANCING ACTIVITIES                                (68,720)           (74,121)
                                                                      --------------     --------------
NET DECREASE IN CASH AND TEMPORARY CASH INVESTMENTS                         (19,529)           (15,017)
CASH AND TEMPORARY CASH INVESTMENTS AT BEGINNING OF PERIOD                  106,235             63,215
                                                                      --------------     --------------
CASH AND TEMPORARY CASH INVESTMENTS AT END OF PERIOD                    $    86,706        $    48,198
                                                                      --------------     --------------
                                                                      --------------     --------------


CASH PAID FOR:
     Interest (net of amounts capitalized)                              $   108,936        $   123,020
     Income taxes                                                             -                  -



The accompanying notes are an integral part of these condensed financial statements.

                          OGLETHORPE POWER CORPORATION

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 1998

(A) The condensed financial statements included herein have been prepared by Oglethorpe Power Corporation (Oglethorpe), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission
     (SEC). In the opinion of management, the information furnished herein reflects all adjustments (which include only normal recurring adjustments) and estimates necessary to present fairly, in all material respects, the results for the periods ended June 30, 1999 and 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations, although Oglethorpe believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in Oglethorpe's latest Annual Report on Form 10-K, as filed with the SEC. Certain amounts for 1998 have been reclassified to conform with the current period presentation.

(B) In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." The standard requires that all derivative instruments be recognized as assets or liabilities and be measured at fair value. Oglethorpe is required to adopt SFAS No. 133 by January 1, 2001. Oglethorpe is currently assessing the impact that adoption of SFAS No. 133 will have on results of operations and financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

POWER PURCHASES FROM GPC

Oglethorpe entered into an agreement with Georgia Power Company (GPC) effective April 1, 1999 to purchase capacity and associated energy on a take-or-pay basis. In connection with this agreement, the Block Power Sale Agreement (BPSA) between Oglethorpe and GPC was terminated. Under the new agreement, Oglethorpe will purchase capacity and associated energy as follows: 750 megawatt (MW) through May 31, 2000, 500 MW from June 1, 2000 to August 31,
2000, 375 MW from September 1, 2000 to August 31, 2001, and 250 MW from September 1, 2001 to March 31, 2006.

DOYLE POWER PURCHASE

Oglethorpe has entered into an agreement with Doyle I, LLC, a limited liability company to be owned by an affiliate of Enron Capital & Trade Resources Corp. and one member of Oglethorpe, to purchase approximately 325 MW of peaking capacity over a 15-year term. Delivery is anticipated to commence by June 1, 2000, subject to the generating units underlying the purchase being ready for commercial operation.

MEMBER POWER RESOURCES

Under the Wholesale Power Contracts, Oglethorpe's 39 retail electric distribution cooperative members (the Members) may choose to supply all or a portion of their future requirements with purchases from suppliers other than Oglethorpe. A new entity, Smarr EMC, was formed in 1998 by 36 of the Members to own a two-unit, 217 MW combustion turbine (CT) facility, Smarr Energy Facility (Smarr CT). Smarr CT was declared in commercial operation in June 1999. Oglethorpe is providing operation management services for this facility.

Smarr EMC, or similar entities, may also own future generation facilities on behalf of Members who may decide to participate in such projects. Sewell Creek Energy Facility (Sewell Creek CT) is one such project currently under construction in which 31 Members are participating. Sewell Creek CT is a four-unit, 492 MW CT facility scheduled for commercial operation by the summer of 2000. Oglethorpe is providing construction management services and interim financing for this facility and anticipates that it will provide operation management services as well.

In addition, two Members formed an entity that constructed 90 MW of CT capacity, which began commercial operation in the summer of 1999.

All of these CTs are currently anticipated to be dispatched in the Oglethorpe pool of generation resources, except for 50 MW of the 90 MW owned by two Members.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

OPERATING REVENUES

Revenues from sales to Members for the three months and six months ended June 30, 1999 were 11.6% and 4.0% lower than the same periods of 1998. Megawatt-hour
(MWh) sales to Members were 1.5% and 6.2% higher in the current three-month and six-month periods compared to the same periods of 1998. The average revenue per MWh from sales to Members was 12.9% and 9.6% less for the current periods compared to the same periods of 1998. The components of Member revenues for the three months and six months ended June 30, 1999 and 1998 were as follows:

                               Three Months                Six Months
                               Ended June 30,            Ended June 30,
                               --------------            --------------
                             1999        1998          1999         1998
                             ----        ----          ----         ----

                                          (dollars in thousands)
Capacity revenues          $155,210    $155,862      $310,424    $311,683
Energy revenues             107,330     141,152       197,159     217,274
                           --------    --------      --------    --------
     Total                 $262,540    $297,014      $507,583    $528,957
                           --------    --------      --------    --------
                           --------    --------      --------    --------

While capacity revenues from Members for the three months and six months ended June 30, 1999 compared to 1998 were virtually unchanged, energy revenues were 24.0% and 9.3% lower for the current periods compared to the same periods of 1998. The decrease in energy revenues in 1999 was due to the pass-through in 1998 of significant price increases for purchased power in the wholesale electricity markets (see "OPERATING EXPENSES" below). Oglethorpe's average energy revenue per MWh from sales to Members for the three-month and six-month periods were 25.1% and 14.5% lower in 1999 compared to 1998. As noted above, MWh sales to Members increased during the current quarter compared to 1998 due to continued sales growth in the Members' service territories. In addition, Oglethorpe provided the Members with additional energy to offset lower delivery of hydroelectric power from Southeastern Power Administration due to lower than normal rainfall.

Sales to non-Members were primarily from energy sales to other utilities and power marketers. The following table summarizes the amounts of non-Member revenues from these sources for the three months and six months ended June 30, 1999 and 1998:

                               Three Months                Six Months
                               Ended June 30,            Ended June 30,
                               --------------            --------------
                             1999        1998          1999         1998
                             ----        ----          ----         ----

                                          (dollars in thousands)
Sales to other utilities    $ 8,878     $11,189       $12,705     $13,414
Sales to power marketers      2,499       8,524         4,394       9,623
                           --------    --------      --------    --------
     Total                  $11,377     $19,713       $17,099     $23,037
                           --------    --------      --------    --------
                           --------    --------      --------    --------

Sales to other utilities represent sales made directly by Oglethorpe. Oglethorpe sells for its own account any energy available from the portion of its resources dedicated to Morgan Stanley Capital Group Inc. (Morgan Stanley) that is not scheduled by Morgan Stanley pursuant to its power marketer arrangement.

Under the LG&E Energy Marketing Inc. (LEM) and Morgan Stanley power marketer arrangements, sales to the power marketers represent the net energy transmitted on behalf of LEM and Morgan Stanley off-system on a daily basis from Oglethorpe's total resources. Such energy was sold to LEM at Oglethorpe's cost, subject to certain limitations, and to Morgan Stanley at a contractually fixed price. The volume of sales to power marketers depends primarily on the power marketers' decisions for servicing their load requirements.

OPERATING EXPENSES

Operating expenses for the three months and six months ended June 30, 1999 were 16.7% and 6.3% lower compared to the same periods of 1998. This decrease was primarily due to the 36.4% and 21.1% decline in total purchased power costs for the current three-month and six-month periods compared to the same periods of 1998. Oglethorpe purchased 28.1% and 11.1% less MWhs in the three months and six months ended June 30, 1999 than in the same periods of 1998. The average cost per MWh of total purchased power was 11.6% and 11.2% less in 1999 compared to the comparable periods of 1998. The lower volume of purchased MWhs was due to milder weather in the current quarter compared to the same period of 1998. The milder weather also resulted in lower sales to other utilities and power marketers. Purchased power costs were as follows:


                               Three Months                Six Months
                               Ended June 30,            Ended June 30,
                               --------------            --------------
                             1999        1998          1999         1998
                             ----        ----          ----         ----

                                          (dollars in thousands)
Capacity costs              $26,941     $32,055       $52,349     $62,229
Energy cost                  55,788      98,086        93,386     122,476
                           --------    --------      --------    --------
     Total                  $82,729    $130,141      $145,735    $184,705
                           --------    --------      --------    --------
                           --------    --------      --------    --------


Purchased power capacity cost for the three months and six months ended June 30, 1999 was approximately 16.0% and 15.9% lower than the comparable periods of 1998. These savings were primarily a result of the elimination, effective September 1, 1998, of a 250 MW component block under the BPSA between Oglethorpe and GPC. Purchased power energy costs for the three-month and six-month periods of 1999 were 43.1% and 23.8% lower compared to the same periods of 1998 as a result of higher volumes of purchased MWhs and higher prices experienced in the wholesale electricity markets during the second quarter of 1998 compared to the current quarter.
These factors resulted in a 20.9% and 14.2% decrease in the average cost of purchased power energy per MWh for the three-month and six-month periods of 1999 compared to 1998. This decrease in the average cost of purchased power energy was primarily responsible for the decrease in the average MWh cost of energy to the Members.

OTHER INCOME

Investment income was higher in the current quarter compared to the same period of 1998 partly due to higher earnings from the decommissioning fund and partly due to interest earnings on the notes and interim financing receivable for Smarr CT and Sewell Creek CT. See "General--MEMBER POWER RESOURCES" for a further discussion of these projects.

NET MARGIN AND COMPREHENSIVE MARGIN

Oglethorpe's net margin for the three months and six months ended June 30, 1999 was $4.5 million and $12.6 million, respectively, compared to $1.6 million and $9.2 million for the same periods of 1998. The higher net margin resulted primarily from lower than budgeted fixed operations and maintenance (O&M) expenses and from lower than budgeted interest rates on the variable portion of long-term debt. Comprehensive margin for Oglethorpe is net margin adjusted for the net change in unrealized gains and losses on investments in available-for-sale securities.

FINANCIAL CONDITION

Total assets and total equity plus liabilities as of June 30, 1999 were $4.5 billion, which was $41.0 million more than the total at December 31, 1998 due primarily to an increase in the notes and interim financing receivable for construction of Smarr CT and Sewell Creek CT, offset by depreciation of plant. These projects are being financed on an interim basis by Oglethorpe through the issuance of commercial paper. On July 8, 1999, Oglethorpe was reimbursed $56.3 million for Smarr CT project costs funded by Oglethorpe through May 31, 1999. Oglethorpe used these funds to retire $53.2 million in outstanding commercial paper that was issued to fund the construction of Smarr CT. See "General--MEMBER POWER RESOURCES" for a further discussion of these projects.

ASSETS

Property additions for the six months ended June 30, 1999 totaled $32.5 million primarily for purchases of nuclear fuel and for additions, replacements and improvements to existing generation facilities.

The decrease in cash is a result of cash used in financing and investing activities, including property additions noted above and debt principal repayments, exceeding cash provided from operations.

The increase in receivables resulted from significantly higher energy costs billed to Members at June 30, 1999 compared to the receivable balance from the Members at December 31, 1998.

The increase in notes and interim financing receivable resulted primarily from use of funds in the interim financing activities related to the construction of Smarr CT and Sewell Creek CT. Included in notes and interim financing receivable as of June 30, 1999 is $57.2 million relating to the construction of Smarr CT and $57.5 million relating to the construction of Sewell Creek CT. As noted above, the note related to Smarr CT was repaid in July 1999.

Inventories of fossil fuel were greater at June 30, 1999 than at December 31, 1998 as a result of normal seasonal increases in anticipation of higher demand for electricity during the summer season. In addition, inventories were greater because Oglethorpe's fossil fuel plants have been utilized less than projected due to decisions made by LEM and Morgan Stanley under the power marketer arrangements.

Prepayments and other current assets decreased primarily due to the estimated payments to GPC for Plant Hatch O&M costs for July 1999 compared to the estimate for January 1999.

The increase in other deferred charges is related to 1999 refueling outages for Vogtle Unit No.1 and Hatch Unit No.1. Such costs will be amortized to expense over the 18-month operating cycle of each unit.

EQUITY AND LIABILITIES

Notes payable represent commercial paper issued by Oglethorpe as interim financing for costs incurred in the construction of Smarr CT and Sewell Creek CT. In July 1999, Oglethorpe was reimbursed $56.3 million for Smarr CT project costs funded by Oglethorpe through May 31, 1999. Oglethorpe used these funds to retire $53.2 million in outstanding commercial paper which was issued to fund the construction of Smarr CT. Oglethorpe expects to be reimbursed for costs relating to the construction of Sewell Creek CT shortly after it is placed into commercial operation, which Oglethorpe anticipates will be by the summer of 2000.

Accounts payable increased due to the volume of purchased power activity in June 1999 compared to December 1998.

Accrued interest increased as a result of the accrual for the July 1 interest payment due for the Scherer Unit No. 2 lease obligation.

Accrued and withheld taxes increased as a result of the normal monthly accruals for property taxes, which are generally paid in the fourth quarter of the year.

The decrease in other current liabilities primarily resulted from $8.2 million improvement in negative book cash balances at June 30, 1999 compared to 1998 year-end.

MISCELLANEOUS

COMPETITION

For information about competition in the electric utility industry and the actions and potential actions Oglethorpe and the Members have taken and are considering and evaluating to reduce costs and enhance their competitiveness in anticipation of future increased competition, see Oglethorpe's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999.

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

Management recognizes the seriousness of the Year 2000 issue and believes it has dedicated adequate resources to address the issue. Oglethorpe's Senior Vice President and Chief Financial Officer is in charge of its Year 2000 program, and he reports directly to Oglethorpe's President and Chief Executive Officer. As part of its business alliance with Oglethorpe, Intellisource is assisting in the administration of Oglethorpe's Year 2000 program. Oglethorpe's Board of Directors and its audit committee are monitoring this issue through periodic updates from project management.

PROJECT PHASES. Oglethorpe has developed and is implementing a detailed strategy to prevent any material disruption to operations.

Phase I began in April 1997 and included an inventory and assessment of potential Year 2000 problems in its systems. Substantially all IT and non-IT systems were inventoried and assessed.

Phase II began in the fall of 1997 and includes remediation and testing of all inventoried IT and non-IT systems. Remediation and testing efforts for all inventoried internally developed systems applications are complete. Financial accounting systems, procurement and materials management systems and human resource/payroll systems are externally developed and supported. Currently, only the financial accounting systems are not Year 2000 ready. Oglethorpe is replacing most of its financial accounting system modules and is retaining and upgrading one module. Oglethorpe expects its financial accounting systems to be Year 2000 ready by the fourth quarter of 1999. The financial accounting systems project is approximately 60% complete. Critical computer systems required to operate the Rocky Mountain control room have been upgraded. The computer system required to manage maintenance activities and purchase materials for Rocky Mountain will be upgraded by the third quarter of 1999.

Phase III began in the spring of 1999 with a verification of the completeness of the original systems inventory. Phase III also includes contingency planning, an assessment of Year 2000 readiness of material third parties and verification that all material systems are being properly remediated and tested. This phase will be on-going throughout 1999.

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

Oglethorpe has gathered information from the Members regarding their Year 2000 readiness. Based on this information, Oglethorpe is conducting a follow-up program to monitor the Members' Year 2000 readiness and will further assess any impact on Oglethorpe's risks and contingency planning. Oglethorpe expects to complete the information gathering process from the Members by September 30, 1999.

All of Oglethorpe's co-owned generating plants, except Rocky Mountain, are operated by GPC on behalf of itself as a co-owner and as agent for the other co-owners. Year 2000 remediation and testing on all generation plants which are operated by GPC are being performed by GPC's parent company, The Southern Company (Southern). Oglethorpe estimates that approximately $4.3 million will be billed by Southern based on its ownership share of the co-owned generation plants, of which approximately $4.0 million has been paid. Remaining costs will be expensed primarily in 1999. Southern reports that its Year 2000 program for the Georgia-based generating plants was completed on schedule in June 1999. Southern also reports that its Year 2000 program will continue to monitor the affected computer systems, devices and applications into the Year 2000. Southern is subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and, in accordance therewith, files reports and other information with the SEC.

During Phase III of its program, Oglethorpe is in the process of assessing the Year 2000 readiness of other third parties, including power marketers (such as LEM and Morgan Stanley), other utilities and vendors of materials and services. Oglethorpe has identified over 1,200 such third parties, of which approximately 60 are deemed to be material. Oglethorpe has requested information from these third parties and expects to complete this process by September 30, 1999. This information will allow Oglethorpe to perform contingency planning, including assessing the need to identify alternative vendors. Oglethorpe may not be able to identify all third parties' Year 2000 problems, and may not be able to develop adequate contingency plans if third parties do not correct their Year 2000 problems.

PROJECT COSTS. In addition to the $4.3 million expected to be paid to Southern, Oglethorpe currently estimates project costs of approximately $5.1 million. These costs are being incurred to upgrade its internal systems, including those relating to Rocky Mountain, and to upgrade or replace its externally developed financial accounting, procurement and materials management systems. These costs are also being incurred to perform a management evaluation of the Phase I and Phase II activities, and to perform the contingency planning and the preparedness evaluation of key business relationships. Oglethorpe's policy is to expense as incurred the maintenance and modification costs of existing software, including those associated with the Year 2000 project, and to capitalize and amortize over its useful life the cost of new software. To date, Oglethorpe has spent approximately $1.8 million of the $5.1 million on these efforts. These costs are estimates, and actual costs could be higher.

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

CONTINGENCY PLANNING. Oglethorpe has developed contingency plans for its IT and non-IT systems with the assistance of the consulting firm KPMG. The contingency plans were completed as of July 31, 1999 and will continue to be evaluated, tested and implemented throughout 1999. The contingency plans also focus on non-compliance by material third parties and assess the need to identify alternative vendors and the need to increase inventory of materials and supplies. The goal of the contingency planning process is to keep any service interruptions to a minimum and of short duration and to avoid disruptions in its billing or other management processes. Oglethorpe may incur additional costs as a result of implementing its contingency plans.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

This Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding, among other items, (i) anticipated trends in Oglethorpe's business, (ii) Oglethorpe's future power supply resources and arrangements and (iii) other management issues such as the Year 2000 issue. These forward-looking statements are based largely on Oglethorpe's current expectations and are subject to a number of risks and uncertainties, certain of which are beyond Oglethorpe's control. For certain factors that could cause actual results to differ materially from those anticipated by these forward-looking statements, see "YEAR 2000" herein, "Miscellaneous--COMPETITION" in Item 2 of Oglethorpe's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 and

"CERTAIN FACTORS AFFECTING THE ELECTRIC UTILITY INDUSTRY" in Item 1 of Oglethorpe's 1998 Annual Report on Form 10-K. In light of these risks and uncertainties, there can be no assurance that events anticipated by the forward-looking statements contained in this Quarterly Report will in fact transpire.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Oglethorpe's market risks have not changed materially from the market risks reported in Oglethorpe's 1998 Annual Report on Form 10-K.

PART II -   OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a)  EXHIBITS

   NUMBER    DESCRIPTION
   ------    -----------

      27.1   Financial Data Schedule (for SEC use only).

          (b) REPORTS ON FORM 8-K

No reports on Form 8-K were filed by Oglethorpe for the quarter ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Oglethorpe Power Corporation
                               (An Electric Membership Corporation)

Date: August 13, 1999       By:/s/ JACK L. KING
                               -------------------------------------------------
                                   Jack L. King
                               President and Chief Executive Officer
                               (Principal Executive Officer)


Date: August 13, 1999          /s/ MAC F. OGLESBY
                               -------------------------------------------------
                                   Mac F. Oglesby
                               Treasurer
                               (Principal Financial Officer)


Date: August 13, 1999          /s/ THOMAS A. SMITH
                               -------------------------------------------------
                                   Thomas A. Smith
                               Senior Vice President and Chief Financial Officer
                               (Principal Financial Officer)


Date: August 13, 1999          /s/ WILLIE B. COLLINS
                               -------------------------------------------------
                                   Willie B. Collins
                               Controller
                               (Chief Accounting Officer)