Form 10-Q
period 1999-09-30
OGLETHORPE POWER CORP
filed 1999-11-10
CIK 788816

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                     --------------------------------------

                                    FORM 10-Q

(MARK ONE)

[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

[   ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____ TO _____

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                             ----   ----
         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. THE REGISTRANT IS A MEMBERSHIP CORPORATION AND HAS NO AUTHORIZED OR OUTSTANDING EQUITY SECURITIES.

================================================================================

                          OGLETHORPE POWER CORPORATION

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999


                                                                        PAGE NO.
                                                                        --------

PART I - FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Condensed Balance Sheets as of September 30, 1999
               (Unaudited) and December 31, 1998                            3

               Condensed Statements of Revenues and Expenses and
               Comprehensive Margin (Unaudited) for the Three Months
               and Nine Months ended September 30, 1999 and 1998            5

               Condensed Statements of Cash Flows (Unaudited)
               for the Nine Months Ended September 30, 1999 and 1998        6

               Notes to the Condensed Financial Statements                  7

      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations                8

      Item 3.  Quantitative and Qualitative Disclosures About
               Market Risk                                                 16


PART II - OTHER INFORMATION

      Item 1.  Legal Proceedings                                           17

      Item 5.  Other Information                                           17

      Item 6.  Exhibits and Reports on Form 8-K                            17


SIGNATURES                                                                 18

PART I -  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS



OGLETHORPE POWER CORPORATION
CONDENSED BALANCE SHEETS
SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
--------------------------------------------------------------------------------------------
                                                               (dollars in thousands)

                                                             1999                1998
                           ASSETS                         (Unaudited)
                                                       -------------------------------------
ELECTRIC PLANT, AT ORIGINAL COST:
  In service                                                 $4,869,530          $4,856,174
  Less:  Accumulated provision for depreciation              (1,602,992)         (1,510,888)
                                                       -----------------    ----------------
                                                              3,266,538           3,345,286

  Nuclear fuel, at amortized cost                                88,374              84,418
  Construction work in progress                                  17,637              20,948
                                                       -----------------    ----------------
                                                              3,372,549           3,450,652
                                                       -----------------    ----------------

INVESTMENTS AND FUNDS:
  Decommissioning fund, at market                               126,508             122,094
  Deposit on Rocky Mountain transactions, at cost                58,607              55,755
  Bond, reserve and construction funds, at market                30,870              32,909
  Investment in associated organizations, at cost                16,239              16,231
  Other, at cost                                                  2,731               3,326
                                                       -----------------    ----------------
                                                                234,955             230,315
                                                       -----------------    ----------------

CURRENT ASSETS:
  Cash and temporary cash investments, at cost                  125,181             106,235
  Other short-term investments, at market                        75,285              73,356
  Customer receivables                                          132,338             110,919
  Notes and interim financing receivable                         73,391              45,151
  Inventories, at average cost                                   91,635              76,783
  Prepayments and other current assets                           17,560              21,395
                                                       -----------------    ----------------
                                                                515,390             433,839
                                                       -----------------    ----------------

DEFERRED CHARGES:
  Premium and loss on reacquired debt, being amortized          198,805             206,729
  Deferred amortization of Scherer leasehold                    100,828              99,297
  Discontinued projects, being amortized                         30,066              36,203
  Deferred debt expense, being amortized                         15,106              15,825
  Other                                                          34,369              33,405
                                                       -----------------    ----------------
                                                                379,174             391,459
                                                       -----------------    ----------------
                                                             $4,502,068          $4,506,265
                                                       =================    ================


The accompanying notes are an integral part of these condensed financial statements.


OGLETHORPE POWER CORPORATION
CONDENSED BALANCE SHEETS
SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
----------------------------------------------------------------------------------------------------
                                                                      (dollars in thousands)

                                                                     1999                1998
                           EQUITY AND LIABILITIES                (Unaudited)
                                                               -------------------------------------
CAPITALIZATION:
  Patronage capital and membership fees (including
    unrealized loss of ($748) at
    September 30, 1999 and gain of $1,006 at
    December 31, 1998 on available-for-sale securities)                $369,770            $352,701
  Long-term debt                                                      3,098,867           3,177,883
  Obligation under capital leases                                       276,993             282,299
  Obligation under Rocky Mountain transactions                           58,607              55,755
                                                               -----------------    ----------------
                                                                      3,804,237           3,868,638
                                                               -----------------    ----------------

CURRENT LIABILITIES:
  Long-term debt and capital leases due within one year                 105,172              97,475
  Accounts payable                                                       64,353              46,676
  Notes payable                                                          70,251              50,986
  Accrued interest                                                       20,333              10,074
  Accrued and withheld taxes                                             19,433                 214
  Other current liabilities                                               9,369              17,901
                                                               -----------------    ----------------
                                                                        288,911             223,326
                                                               -----------------    ----------------

DEFERRED CREDITS AND OTHER LIABILITIES:
  Gain on sale of plant, being amortized                                 56,426              58,282
  Net benefit of sale of income tax benefits, being amortized            20,023              26,030
  Net benefit of Rocky Mountain transactions, being amortized            86,800              89,189
  Accumulated deferred income taxes                                      63,203              63,203
  Decommissioning reserve                                               159,478             156,021
  Other                                                                  22,990              21,576
                                                               -----------------    ----------------
                                                                        408,920             414,301
                                                               -----------------    ----------------
                                                                     $4,502,068          $4,506,265
                                                               =================    ================


The accompanying notes are an integral part of these condensed financial statements.


OGLETHORPE POWER CORPORATION
CONDENSED STATEMENTS OF REVENUES AND EXPENSES AND COMPREHENSIVE MARGIN (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
-------------------------------------------------------------------------------------------------------------
                                                 (dollars in thousands)

                                                      Three Months                       Nine Months
                                                 1999             1998             1999             1998
                                            -------------------------------   -------------------------------
OPERATING REVENUES:
   Sales to Members                              $370,841         $331,361         $878,424         $860,317
   Sales to non-Members                            22,795           14,414           39,893           37,451
                                            --------------   --------------   --------------   --------------
     TOTAL OPERATING REVENUES                     393,636          345,775          918,317          897,768
                                            --------------   --------------   --------------   --------------

OPERATING EXPENSES:
  Fuel                                             57,158           55,680          145,298          144,525
  Production                                       50,376           49,996          153,216          145,413
  Purchased power                                 192,413          153,202          338,148          337,907
  Depreciation and amortization                    33,728           31,074          101,028           93,273
                                            --------------   --------------   --------------   --------------
     TOTAL OPERATING EXPENSES                     333,675          289,952          737,690          721,118
                                            --------------   --------------   --------------   --------------
OPERATING MARGIN                                   59,961           55,823          180,627          176,650
                                            --------------   --------------   --------------   --------------

OTHER INCOME (EXPENSE):
  Investment income                                 6,897            5,742           24,961           21,856
  Amortization of net benefit of sale of
    income tax benefits                             2,799            2,799            8,396            8,396
  Allowance for equity funds used during
    construction                                       34               19               80               49
  Other                                             1,010              786            2,808            1,699
                                            --------------   --------------   --------------   --------------
     TOTAL OTHER INCOME                            10,740            9,346           36,245           32,000
                                            --------------   --------------   --------------   --------------

INTEREST CHARGES:
  Interest on long-term debt and other
    obligations                                    64,757           65,256          198,744          199,797
  Allowance for debt funds used during
    construction                                     (297)            (173)            (695)            (452)
                                            --------------   --------------   --------------   --------------
     NET INTEREST CHARGES                          64,460           65,083          198,049          199,345
                                            --------------   --------------   --------------   --------------

NET MARGIN                                          6,241               86           18,823            9,305
Net change in unrealized gain (loss)
  on available-for-sale securities                    (85)           2,366           (1,754)           2,961
                                            --------------   --------------   --------------   --------------
COMPREHENSIVE MARGIN                               $6,156           $2,452          $17,069          $12,266
                                            ==============   ==============   ==============   ==============


The accompanying notes are an integral part of these condensed financial statements.


OGLETHORPE POWER CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
----------------------------------------------------------------------------------------------------------
                                                                             (dollars in thousands)
                                                                            1999                1998
                                                                       -----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net margin                                                                 $ 18,823           $  9,305
                                                                       ----------------    ---------------

   ADJUSTMENTS TO RECONCILE NET MARGIN TO NET CASH
      PROVIDED BY OPERATING ACTIVITIES:
        Depreciation and amortization                                          136,505            129,410
        Allowance for equity funds used during
          construction                                                             (80)               (49)
        Amortization of deferred gains                                          (1,856)            (1,856)
        Amortization of net benefit of sale of income tax benefits              (8,396)            (8,396)
        Other                                                                   10,596              9,991

   CHANGE IN NET CURRENT ASSETS, EXCLUDING LONG-TERM DEBT
      AND CAPITAL LEASES DUE WITHIN ONE YEAR AND NOTES PAYABLE:
        Notes receivable                                                           220                502
        Receivables                                                            (21,419)           (21,751)
        Inventories                                                            (14,852)            (9,388)
        Prepayments and other current assets                                     3,835             (7,971)
        Accounts payable                                                        17,677             18,682
        Accrued interest                                                        10,259              1,454
        Accrued and withheld taxes                                              19,219             16,637
        Other current liabilities                                               (8,532)            (3,686)
                                                                       ----------------    ---------------
          TOTAL ADJUSTMENTS                                                    143,176            123,579
                                                                       ----------------    ---------------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                               161,999            132,884
                                                                       ----------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property additions                                                        (44,995)           (25,779)
     Net proceeds from bond, reserve and construction funds                      1,327              1,143
     (Increase) decrease in investment in associated organizations                  (8)               343
     Increase in other short-term investments                                   (2,972)            (4,520)
     Increase in decommissioning fund                                          (13,905)            (8,988)
                                                                       ----------------    ---------------
       NET CASH USED IN INVESTING ACTIVITIES                                   (60,553)           (37,801)
                                                                       ----------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Long-term debt proceeds, net                                               (3,497)             1,185
     Long-term debt payments                                                   (71,945)           (68,931)
     Premium paid on refinancing of debt                                           -              (24,041)
     Increase in notes payable                                                  19,265              3,982
     Increase in notes receivable under interim financing agreement            (28,460)               -
     Other                                                                       2,137              1,412
                                                                       ----------------    ---------------
       NET CASH USED IN FINANCING ACTIVITIES                                   (82,500)           (86,393)
                                                                       ----------------    ---------------
NET INCREASE IN CASH AND TEMPORARY CASH INVESTMENTS                             18,946              8,690
CASH AND TEMPORARY CASH INVESTMENTS AT BEGINNING OF PERIOD                     106,235             63,215
                                                                       ----------------    ---------------
CASH AND TEMPORARY CASH INVESTMENTS AT END OF PERIOD                          $125,181          $  71,905
                                                                       ================    ===============
CASH PAID FOR:
     Interest (net of amounts capitalized)                                    $161,459          $ 177,396
     Income taxes                                                                  -                  -


The accompanying notes are an integral part of these condensed financial statements.

                          OGLETHORPE POWER CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998


(A) The condensed financial statements included herein have been prepared by Oglethorpe Power Corporation (Oglethorpe), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission
        (SEC). In the opinion of management, the information furnished herein reflects all adjustments (which include only normal recurring adjustments) and estimates necessary to present fairly, in all material respects, the results for the periods ended September 30, 1999 and 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations, although Oglethorpe believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in Oglethorpe's latest Annual Report on Form 10-K, as filed with the SEC. Certain amounts for 1998 have been reclassified to conform with the current period presentation.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

MEMBER POWER RESOURCES

Under the Wholesale Power Contracts, Oglethorpe's 39 retail electric distribution cooperative members (the Members) may choose to supply all or a portion of their future requirements with purchases from suppliers other than Oglethorpe. A new entity, Smarr EMC, was formed in 1998 by 36 of the Members to own a two-unit, 217 megawatt (MW) combustion turbine (CT) facility, Smarr Energy Facility (Smarr CT). Smarr CT was declared in commercial operation in June 1999. Oglethorpe is providing operation management services for this facility.

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


RESULTS OF OPERATIONS

For the Three Months and Nine Months Ended September 30, 1999 and 1998
----------------------------------------------------------------------

OPERATING REVENUES

Revenues from sales to Members for the three months and nine months ended September 30, 1999 were 11.9% and 2.1% higher than the same periods of 1998. Megawatt-hour (MWh) sales to Members were 3.7% and 5.2% higher in the current three-month and nine-month periods compared to the same periods of 1998. The average revenue per MWh from sales to Members was 7.9% higher for the current quarter and 2.9% lower year-to-date compared to the same periods of 1998. The components of Member revenues for the three months and nine months ended September 30, 1999 and 1998 were as follows:


                       Three Months         Nine Months
                    Ended September 30,   Ended September 30,
                    -------------------   -------------------
                     1999         1998      1999       1998
                     ----         ----      ----       ----

                              (dollars in thousands)

Capacity revenues   $155,287   $155,866   $465,710   $467,548
Energy revenues      215,554    175,495    412,714    392,769
                    --------   --------   --------   --------
     Total          $370,841   $331,361   $878,424   $860,317
                    ========   ========   ========   ========


While capacity revenues from Members for the three months and nine months ended September 30, 1999 compared to 1998 were virtually unchanged, energy revenues were 22.8% and 5.1% higher for the current periods compared to the same periods of 1998. The increase in energy revenues in the current quarter of 1999 was primarily due to the pass-through of higher energy prices for purchased power in the wholesale electricity markets (see "OPERATING EXPENSES" below). Oglethorpe's average energy revenue per MWh from sales to Members for the current quarter was 18.5% higher compared to same quarter of 1998.

The increase in energy revenues from sales to Members for the year-to-date was due to additional MWhs of energy sold, as the average energy revenue per MWh was virtually unchanged from the prior year. Peak demand for energy occurred during the third quarter in 1999 and in the second quarter in 1998. The resulting higher wholesale electric market prices during the third quarter of 1999 largely offset the lower market prices for purchased power experienced in the second quarter of 1999. The increase in MWh sales to Members in 1999 compared to 1998 was due to continued sales growth in the Members' service territories. In addition, Oglethorpe provided the Members with additional energy to offset lower delivery of hydroelectric power from Southeastern Power Administration due to lower than normal rainfall.

Sales to non-Members were primarily from energy sales to other utilities and power marketers. The following table summarizes the amounts of non-Member revenues from these sources for the three months and nine months ended September 30, 1999 and 1998:


                             Three Months         Nine Months
                          Ended September 30,   Ended September 30,
                          -------------------   -------------------
                             1999      1998      1999      1998
                             ----      ----      ----      ----

                                   (dollars in thousands)

Sales to other utilities   $21,884   $ 9,212   $34,588   $22,626
Sales to power marketers       911     5,202     5,305    14,825
                           -------   -------   -------   -------
     Total                 $22,795   $14,414   $39,893   $37,451
                           =======   =======   =======   =======


Sales to other utilities represent sales made directly by Oglethorpe. Oglethorpe sells for its own account any energy available from the portion of its resources dedicated to Morgan Stanley Capital Group Inc. (Morgan Stanley) that is not scheduled by Morgan Stanley pursuant to its power marketer arrangement.

Under the LG&E Energy Marketing Inc. (LEM) and Morgan Stanley power marketer arrangements, sales to the power marketers represent the net energy transmitted on behalf of LEM and Morgan Stanley off-system on a daily basis from Oglethorpe's total resources. Such energy was sold to LEM at Oglethorpe's cost, subject to certain limitations, and to Morgan Stanley at a contractually fixed price. The volume of sales to power marketers depends primarily on the power marketers' decisions for servicing their load requirements. For information regarding an arbitration proceeding between Oglethorpe and LEM regarding the LEM power marketer arrangement, see "PART II - OTHER INFORMATION--Item 1. Legal Proceedings."

OPERATING EXPENSES

Operating expenses for the three months and nine months ended September 30, 1999 were 15.1% and 2.3% higher compared to the same periods of 1998. This increase was primarily due to 25.6% higher total purchased power costs for the current three-month period compared to the same period of 1998. Purchased power costs year-to-date were virtually unchanged. Oglethorpe purchased 9.6% and 10.4% less MWhs in the three months and nine months ended September 30, 1999 than in the same periods of 1998. The average cost per MWh of total purchased power was 38.9% and 11.7% higher in 1999 compared to the comparable periods of 1998. Purchased power costs were as follows:


                    Three Months         Nine Months
                 Ended September 30,   Ended September 30,
                 -------------------  --------------------
                    1999      1998      1999      1998
                    ----      ----      ----      ----

                           (dollars in thousands)

Capacity costs   $ 22,858   $ 30,422   $ 75,207   $ 93,102
Energy costs      169,555    122,780    262,941    244,805
                 --------   --------   --------   --------
     Total       $192,413   $153,202   $338,148   $337,907
                 ========   ========   ========   ========


Purchased power capacity cost for the three months and nine months ended September 30, 1999 was approximately 24.9% and 19.2% lower than for the comparable periods of 1998. These savings were primarily a result of the elimination, effective September 1, 1998, of a 250 MW component block under the Block Power Sale Agreement between Oglethorpe and Georgia Power Company (GPC). Purchased power energy costs for the three-month and nine-month periods of 1999 were 38.1% and 7.4% higher compared to the same periods of 1998 as a result of higher prices experienced in the wholesale electricity markets during the third quarter of 1999 compared to 1998, whereas in 1998 higher prices occurred in the second quarter compared to 1999. This factor resulted in a 52.7% and a 19.9% increase in the average cost of purchased power energy per MWh for the three-month and nine-month periods of 1999 compared to 1998. The increase in the average cost of purchased power energy during the current quarter was primarily responsible for the increase in the average cost of energy to the Members in the third quarter of 1999 compared the same period of 1998.

OTHER INCOME

Investment income was higher for the three-month and nine-month periods of 1999 compared to the same periods of 1998 primarily due to interest earnings on the notes and interim financing receivable from Smarr EMC relating to Smarr CT and Sewell Creek CT. See "GENERAL--MEMBER POWER RESOURCES" for a further discussion of these projects.

NET MARGIN AND COMPREHENSIVE MARGIN

Oglethorpe's net margin for the three months and nine months ended September 30, 1999 was $6.2 million and $18.8 million, respectively, compared to $86,000 and $9.3 million for the same periods of 1998. The higher net margin resulted primarily from lower than budgeted fixed operations and maintenance (O&M) expenses and from lower than budgeted interest rates on the variable portion of long-term debt. Comprehensive margin for Oglethorpe is net margin adjusted for the net change in unrealized gains and losses on investments in available-for-sale securities.


FINANCIAL CONDITION

Total assets and total equity plus liabilities as of September 30, 1999 were $4.5 billion, which was $4.2 million less than the total at December 31, 1998 due primarily to an increase in the notes and interim financing receivable for construction of Sewell Creek CT, customer receivables and inventories, offset by depreciation of plant. The Sewell Creek CT project is being financed on an interim basis by Oglethorpe through the issuance of commercial paper. See "General--MEMBER POWER RESOURCES" for a further discussion of these projects.

ASSETS

Property additions for the nine months ended September 30, 1999 totaled $45.0 million primarily for purchases of nuclear fuel and for additions, replacements and improvements to existing generation facilities.

The increase in cash and temporary cash investments was the result of cash provided from operations exceeding cash used in financing and investing activities, including property additions noted above and debt principal repayments.

The increase in customer receivables resulted from significantly higher energy costs billed to Members at September 30, 1999 compared to the energy costs reflected in the receivable balance at December 31, 1998.

The increase in notes and interim financing receivable resulted primarily from use of funds for interim financing activities related to the construction of the Sewell Creek CT.

Inventories of fossil fuel were greater at September 30, 1999 than at December 31, 1998 as a result of unused coal supplies that were increased in anticipation of normal seasonal demand for electricity during the summer season. In addition, inventories were greater because Oglethorpe's fossil fuel plants have been utilized less than projected due to decisions made by LEM and Morgan Stanley under the power marketer arrangements. Oglethorpe also has increased its fossil fuel inventories as part of its Year 2000 contingency plan.
See "Miscellaneous--YEAR 2000--CONTINGENCY PLANNING".

Prepayments and other current assets decreased primarily due to the exercise of options purchased to meet summer power requirements.

EQUITY AND LIABILITIES

Accounts payable increased primarily due to the volume of purchased power activity in September 1999 compared to December 1998.

Notes payable represents commercial paper issued by Oglethorpe as interim financing for costs incurred in the construction of Sewell Creek CT. Oglethorpe expects to be reimbursed for costs relating to the construction of Sewell Creek CT shortly after it is placed into commercial operation, which Oglethorpe anticipates will be by the summer of 2000.

Accrued interest increased as a result of the accrual for the January 1, 2000 interest payment due for the Scherer Unit No. 2 lease obligation.

Accrued and withheld taxes increased as a result of the normal monthly accruals for property taxes, which are generally paid in the fourth quarter of the year.

The decrease in other current liabilities primarily resulted from $8.9 million improvement in negative book cash balances at September 30, 1999 compared to 1998 year-end.

CAPITAL REQUIREMENTS

The Georgia Department of Natural Resources recently approved a State Implementation Plan (SIP), developed to bring Atlanta into compliance with the one-hour ozone National Ambient Air Quality Standards under the Clean Air Act. The SIP requires significant reductions in nitrogen oxide emissions from Plants Wansley and Scherer by May 1, 2003. Oglethorpe expects that it and the other co-owners will have to install control equipment at both plants to achieve these reductions. Based on this SIP, Oglethorpe estimates that its share of the expenses for controls will be up to $80 million over the next four years. The expected expenditures for 2000 and 2001 were previously reflected in Oglethorpe's forecasted capital expenditures for the years 2000 and 2001 included in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition--Capital Requirements" in Item 7 of Oglethorpe's 1998 Annual Report on Form 10-K. The remaining expected expenditures are included in Oglethorpe's forecasted capital expenditures for 2002 and 2003.

The U.S. Environmental Protection Agency (EPA) must approve the SIP before it is implemented. The EPA has indicated that it will not approve the current SIP because the EPA does not believe the reductions called for by the SIP will be sufficient to bring Atlanta into compliance. In response to the EPA's concerns the Georgia Environmental Protection Division recently announced that it is considering revising the SIP, which revisions may include stricter regulations affecting both plants. In addition, it is unclear how the recently approved rules affecting Plant Scherer will be interpreted. If stricter standards are implemented or if the recently approved standards are interpreted to require greater reductions than Oglethorpe anticipates, Oglethorpe may incur significant additional capital costs. Because these regulations are subject not only to additional rulemaking, but also to legal challenges, the above amounts are estimates and may significantly differ from actual future expenditures Oglethorpe must make to comply with these and other environmental laws and regulations.

On November 3, 1999, the United States Justice Department, on behalf of the EPA, filed lawsuits against GPC and some of its affiliates, as well as other utilities. The lawsuits allege violations of the new source review provisions and the new source performance standards of the Clean Air act at, among other facilities, Plant Scherer Units No. 3 and No. 4. Oglethorpe is not currently named in the lawsuits and Oglethorpe does not have an ownership interest in the named units of Plant Scherer. The resolution of this matter is highly uncertain at this time, as is any responsibility of Oglethorpe for a share of any penalties and capital costs required to remedy any violations at facilities co-owned by Oglethorpe.


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

Management recognizes the seriousness of the Year 2000 issue and believes it has dedicated adequate resources to address the issue. Oglethorpe's Controller and Chief Risk Officer is in charge of its Year 2000 program, and he reports directly to Oglethorpe's President and Chief Executive Officer. As part of its business alliance with Oglethorpe, Intellisource assisted in the administration of certain portions of Oglethorpe's Year 2000 program. Oglethorpe's Board of Directors and its audit committee are monitoring this issue through periodic updates from project management.

PROJECT PHASES. Oglethorpe has developed and is implementing a detailed strategy to prevent any material disruption to operations.

Phase I began in April 1997 and included an inventory and assessment of potential Year 2000 problems in its systems. Substantially all IT and non-IT systems were inventoried and assessed.

Phase II began in the fall of 1997 and includes remediation and testing of all inventoried IT and non-IT systems. Remediation and testing efforts for all inventoried internally developed systems applications are complete. Financial accounting systems, procurement and materials management systems and human resource/payroll systems are externally developed and supported. Oglethorpe is replacing most of its financial accounting systems modules and is retaining and upgrading one module. Oglethorpe expects its financial accounting systems to be Year 2000 ready during the fourth quarter of 1999. The financial accounting systems project is approximately 90% complete. All other externally developed business systems are Year 2000 ready. Critical computer systems required to operate the Rocky Mountain control room have been upgraded. The computer system required to manage maintenance activities and purchase materials for Rocky Mountain has been replaced.

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

Oglethorpe has gathered information from the Members regarding their Year 2000 readiness. In addition, the Members have participated in an ongoing survey by the Georgia Public Service Commission (PSC) to monitor Year 2000 readiness. As of September 30, 1999, all of the Members were on or ahead of the PSC's schedule for Year 2000 readiness. Based on the information gathered by Oglethorpe and the PSC, Oglethorpe is conducting a follow-up program to monitor the Members' Year 2000 readiness and has worked with the Members to coordinate contingency plans for Oglethorpe and the Members.

All of Oglethorpe's co-owned generating plants, except Rocky Mountain, are operated by GPC on behalf of itself as a co-owner and as agent for the other co-owners. Year 2000 remediation and testing on all generation plants which are operated by GPC are being performed by GPC's parent company, The Southern Company (Southern). Oglethorpe estimates that approximately $4.7 million will be billed by Southern based on its ownership share of the co-owned generation plants, of which approximately $4.4 million has been paid. Remaining costs will be expensed primarily in 1999. Southern reports that its Year 2000 program for the Georgia-based generating plants was completed on schedule in June 1999. Southern also reports that its Year 2000 program will continue to monitor the affected computer systems, devices and applications into the Year 2000. Southern is subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and, in accordance therewith, files reports and other information with the SEC.

During Phase III of its program, Oglethorpe is in the process of assessing the Year 2000 readiness of other third parties, including power marketers (such as LEM and Morgan Stanley), other utilities and vendors of materials and services. Oglethorpe has identified over 1,200 such third parties, of which 300 have continuing relationships with Oglethorpe. Approximately 60 of these are deemed to be material. Oglethorpe has requested information from these third parties. As of October 31, 1999, Oglethorpe has received assurances from 100% of material third parties and approximately 90% of other continuing third parties that they are Year 2000 ready. Oglethorpe will continue to request information from the remaining continuing third parties in the fourth quarter of 1999. Oglethorpe may not be able to identify all third parties' Year 2000 problems and may not be able to develop adequate contingency plans if third parties do not correct their Year 2000 problems.

PROJECT COSTS. In addition to the $4.7 million expected to be paid to Southern, Oglethorpe currently estimates project costs of approximately $4.6 million. These costs have been incurred to upgrade its internal systems, including those relating to Rocky Mountain, and to upgrade or replace its externally developed financial accounting, procurement and materials management systems. These costs also have been and are being incurred to perform a management evaluation of the Phase I and Phase II activities, and to perform the contingency planning and the preparedness evaluation of key business relationships. Oglethorpe's policy is to expense as incurred the maintenance and modification costs of existing software, including those associated with the Year 2000 project, and to capitalize and amortize over its useful life the cost of new software. To date, Oglethorpe has spent approximately $3.6 million of the $4.6 million on these efforts. These costs are estimates, and actual costs could be higher.

Oglethorpe plans to pay for Year 2000 costs with general corporate funds. Year 2000 costs are being recovered from the Members through Oglethorpe's rates.

RISK ASSESSMENT. Oglethorpe has implemented a detailed process to minimize the possibility of power supply interruptions related to Year 2000 challenges and expects its IT and non-IT systems to be Year 2000 ready by December 31, 1999. The most reasonably likely worst case scenario would be service interruptions to Oglethorpe's Members or the Members' retail consumers. These scenarios include the loss of a generating unit or a source of purchased power, or a disruption in transmission or distribution services by GTC or the Members. There is also risk to the Members of billing and other business system failures and of some reduction in net margin caused by interruptions in service and reduced electrical demand by consumers because of their Year 2000 issues. Because Oglethorpe is taking prudent steps to prepare for the Year 2000 challenges, it expects any interruptions in power supply to be isolated and short in duration. However, because of material relationships with third parties, Oglethorpe may not be able to assess fully the possibility of service interruptions to the ultimate retail consumers or the impact of service interruptions or other business system failures on its financial condition or results of operations.

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

As part of Oglethorpe's contingency plans, it has worked with GTC, GSOC and the Members to implement an action plan for the Year 2000 rollover based on Oglethorpe's, GTC's and GSOC's established plans for handling a major storm or similar event. Oglethorpe will staff a command center beginning on December 31, 1999 and continuing for as long as needed to resolve any problems that arise from the date change.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

This Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding, among other items, (i) anticipated trends in Oglethorpe's business, (ii) Oglethorpe's future power supply resources and arrangements, (iii) anticipated changes in laws or regulations and their effects on Oglethorpe and (iv) other management issues such as the Year 2000 issue. These forward-looking statements are based largely on Oglethorpe's current expectations and are subject to a number of risks and uncertainties, certain of which are beyond Oglethorpe's control. For certain factors that could cause actual results to differ materially from those anticipated by these forward-looking statements, see "YEAR 2000" herein, "Miscellaneous--COMPETITION" in Item 2 of Oglethorpe's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 and "CERTAIN FACTORS AFFECTING THE ELECTRIC UTILITY INDUSTRY" in Item 1 of Oglethorpe's 1998 Annual Report on Form 10-K. In light of these risks and uncertainties, there can be no assurance that events anticipated by the forward-looking statements contained in this Quarterly Report will in fact transpire.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Oglethorpe's market risks have not changed materially from the market risks reported in Oglethorpe's 1998 Annual Report on Form 10-K.

PART II -   OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The arbitration process regarding Oglethorpe's power marketer agreement with LEM is continuing. Discovery has been completed and both Oglethorpe and LEM have submitted their proposed resolutions to the arbitrators. A hearing began on November 2, 1999 and is ongoing. The agreement calls for the arbitrators to render a decision within thirty days of the end of the hearing. For more information on this matter, see "MEMBER REQUIREMENTS AND POWER SUPPLY RESOURCES--Power Marketer Arrangements--LEM AGREEMENTS" in Item 1 and "LEGAL PROCEEDINGS" in Item 3 of Oglethorpe's 1998 Annual Report on Form 10-K.

ITEM 5. OTHER INFORMATION

As previously reported in a Current Report on Form 8-K, filed September 3, 1999, Thomas A. Smith succeeded Jack L. King as President and Chief Executive Officer and as a director of Oglethorpe effective September 15, 1999. As part of a management transition plan, Mr. King also resigned as President and Chief Executive Officer and as a director of GTC and GSOC. Effective September 15, 1999, Julian Brix became President and Chief Executive Officer and a director of GTC. Effective January 1, 2000, Jerry J. Saacks, Oglethorpe's Chief Operating Officer, will leave that position to become President and Chief Executive Officer and a director of GSOC. Effective November 8, 1999, W. Clayton Robbins was named Oglethorpe's Senior Vice President, Finance and Administration to replace the position of Chief Financial Officer which had been vacant since Mr. Smith became President and Chief Executive Officer.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

            (A)   EXHIBITS

   Number    Description
   ------    -----------

    27.1     Financial Data Schedule (for SEC use only).


            (B)   REPORTS ON FORM 8-K

A report on Form 8-K was filed by Oglethorpe on September 3, 1999, announcing that Thomas A. Smith was named to succeed Jack L. King as President and Chief Executive Officer and as a Director of Oglethorpe effective September 15, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Oglethorpe Power Corporation
                                       (An Electric Membership Corporation)



Date:  November 10, 1999          By:  /s/ Thomas A. Smith
                                       ----------------------------------------
                                            Thomas A. Smith
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)



Date:  November 10, 1999               /s/ Mac F. Oglesby
                                       ----------------------------------------
                                            Mac F. Oglesby
                                       Treasurer
                                       (Principal Financial Officer)



Date:  November 10, 1999               /s/ Willie B. Collins
                                       ----------------------------------------
                                            Willie B. Collins
                                       Controller and Chief Risk Officer
                                       (Chief Accounting Officer)