Form 10-K405
period 1999-12-31
OGLETHORPE POWER CORP
filed 2000-03-24
CIK 788816

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-K

(MARK ONE)

/X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

/ /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ___________ TO _____________

                           COMMISSION FILE NO. 33-7591

                          OGLETHORPE POWER CORPORATION
                      (AN ELECTRIC MEMBERSHIP CORPORATION)
                      ------------------------------------
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

         Documents Incorporated by Reference:  NONE

================================================================================

                          OGLETHORPE POWER CORPORATION
                          1999 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

ITEM                                                                                                  PAGE
----                                                                                                  ----
                                                       PART I
 1          Business ...............................................................................    1
              Oglethorpe Power Corporation..........................................................    1
              The Members...........................................................................    7
              Member Requirements and Power Supply Resources........................................   11
              Certain Factors Affecting the Electric Utility Industry...............................   16
              Other Information.....................................................................   20

 2          Properties..............................................................................   21
              Generating Facilities.................................................................   21
              Co-Owners of the Plants and the Plant Agreements......................................   24

 3          Legal Proceedings.......................................................................   27

 4          Submission of Matters to a Vote of Security Holders.....................................   27

                                                       PART II

 5          Market for Registrant's Common Equity and Related Stockholder Matters...................   29

 6          Selected Financial Data.................................................................   29

 7          Management's Discussion and Analysis of Financial Condition and Results
            of Operations...........................................................................   30

7A          Quantitative and Qualitative Disclosures About Market Risk..............................   40

 8          Financial Statements and Supplementary Data.............................................   43

 9          Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure................................................................   64

                                                      PART III

10          Directors and Executive Officers of the Registrant......................................   64

11          Executive Compensation..................................................................   67

12          Security Ownership of Certain Beneficial Owners and Management..........................   68

13          Certain Relationships and Related Transactions..........................................   68

                                                      PART IV

14          Exhibits, Financial Statement Schedules, and Reports on Form 8-K........................   69

                              SELECTED DEFINITIONS

When used herein the following terms will have the meanings indicated below:

TERM                    MEANING
----                    -------
CFC           National Rural Utilities Cooperative Finance Corporation
EMC           Electric Membership Corporation
FERC          Federal Energy Regulatory Commission
GPC           Georgia Power Company
GPSC          Georgia Public Service Commission
GSOC          Georgia System Operations Corporation
GTC           Georgia Transmission Corporation (An Electric Membership Corporation)
LEM           LG&E Energy Marketing Inc.
MEAG          Municipal Electric Authority of Georgia
NRC           Nuclear Regulatory Commission
RUS           Rural Utilities Service
SEPA          Southeastern Power Administration
SONOPCO       Southern Nuclear Operating Company
TVA           Tennessee Valley Authority

                                     PART I

ITEM 1.  BUSINESS

                          OGLETHORPE POWER CORPORATION

GENERAL

     Oglethorpe Power Corporation (An Electric Membership Corporation) ("Oglethorpe") is a Georgia electric membership corporation incorporated in 1974 and headquartered in metropolitan Atlanta. Oglethorpe is owned by 39 retail electric distribution cooperative members (the "Members"), who, in turn, are owned by their retail consumers. Oglethorpe is the largest electric cooperative in the United States in terms of operating revenues, assets, kilowatt-hour ("kWh") sales and, through the Members, consumers served. Oglethorpe has approximately 144 employees.

     As with cooperatives generally, Oglethorpe operates on a not-for-profit basis. Oglethorpe's principal business is providing wholesale electric power to the Members. (See "Power Supply Business" herein.) The Members are local consumer-owned distribution cooperatives providing retail electric service on a not-for-profit basis. In general, the customer base of the Members consists of residential, commercial and industrial consumers within specific geographic areas. The Members serve approximately 1.3 million electric consumers (meters) representing approximately 3.1 million people. For information on the Members, see "THE MEMBERS."

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

     All cooperatives are based on similar business principles and legal foundations. Generally, an electric cooperative designs its rates to recover its cost-of-service and plans to collect a reasonable amount of revenues in excess of expenses (that is, margins) to increase its patronage capital, which is the equity component of its capitalization. Any such margins are considered capital contributions (that is, equity) from the members and are held for the accounts of the members and returned to them when the board of directors of the cooperative deems it prudent to do so. The timing and amount of any actual return of capital to the members depends on the financial goals of the cooperative and the cooperative's loan and security agreements.

CORPORATE STRUCTURE

     Oglethorpe and the Members completed a corporate restructuring (the "Corporate Restructuring") in 1997, in which Oglethorpe was divided into three separate operating companies. Oglethorpe's transmission business was sold to and is now owned and operated by Georgia Transmission Corporation (An Electric Membership Corporation) ("GTC"), a Georgia electric membership corporation formed for that purpose. Oglethorpe's system operations business was sold to and is now owned and operated by Georgia System Operations Corporation ("GSOC"), a Georgia nonprofit corporation formed for that purpose. Oglethorpe retained all of its owned and leased generation assets. (See "Power Supply Business," "Relationship with GTC," and "Relationship with GSOC" herein and "MEMBER REQUIREMENTS AND POWER SUPPLY RESOURCES.")

POWER SUPPLY BUSINESS

     Oglethorpe provides wholesale electric service to the 39 Members pursuant to long-term, take-or-pay Wholesale Power Contracts described herein. The Wholesale Power Contracts obligate the Members on a joint and several basis to pay rates sufficient to pay all the costs of owning and operating Oglethorpe's power supply business. (See "Wholesale Power Contracts" herein.) Oglethorpe supplies capacity and energy to the Members from a combination of owned and leased generating plants and power purchased from other power suppliers and power marketers. GTC provides transmission services to the Members for delivery of the Members' power purchases.

     Oglethorpe owns or leases undivided interests in thirteen generating units. These units provide Oglethorpe with a total of 3,335 megawatts ("MW") of nameplate capacity, consisting of 1,500.6 MW of coal-fired capacity, 1,185 MW of nuclear-fueled capacity, 632.5 MW of pumped storage hydroelectric capacity, 14.8 MW of oil-fired combustion turbine capacity and 2.1 MW of conventional hydroelectric capacity. Oglethorpe's generating units consist of 30% undivided interests in the Edwin I. Hatch Plant ("Plant Hatch"), the Alvin W. Vogtle Plant ("Plant Vogtle") and the Hal B. Wansley Plant ("Plant Wansley"), a 60% undivided interest in the Robert W. Scherer Unit No. 1 ("Scherer Unit No. 1"), a 60% undivided interest in the Robert W. Scherer Unit No. 2 ("Scherer Unit No. 2"), a 100% interest in the Tallassee Project at the Walter W. Harrison Dam ("Tallassee") and a 74.61% undivided interest in the Rocky Mountain Pumped Storage Hydroelectric Facility ("Rocky Mountain"). Plant Hatch consists of two nuclear-fueled units, with nameplate ratings of 810 MW and 820 MW, respectively. Plant Vogtle consists of two nuclear-fueled units, each with a nameplate rating of 1,160 MW. Plant Wansley consists of two coal-fired units, each with a nameplate rating of 865 MW. Plant Wansley also includes a 49.2 MW oil-fired combustion turbine. Plant Scherer consists of four coal-fired units, each with a nameplate rating of 818 MW. Oglethorpe has an interest only in Scherer Unit No. 1 and Scherer Unit No. 2. Tallassee is a conventional hydroelectric facility with a nameplate rating of 2.1 MW. Rocky Mountain is a three-unit pumped storage hydroelectric facility with a nameplate rating of 847.8 MW. (See "MEMBER REQUIREMENTS AND POWER SUPPLY RESOURCES--General" and "GENERATING FACILITIES--General" in Item 2.)

     Participants in Plants Hatch, Vogtle and Wansley and Scherer Units No. 1 and No. 2 also include the Municipal Electric Authority of Georgia ("MEAG"), the City of Dalton ("Dalton") and Georgia Power Company ("GPC"). GPC serves as operating agent for these units. GPC is also a participant in Rocky Mountain, which is operated by Oglethorpe.

     Oglethorpe utilizes long-term power marketer arrangements to reduce the cost of power to the Members. Oglethorpe has power marketer agreements with LG&E Energy Marketing Inc. ("LEM") and Morgan Stanley Capital Group Inc. ("Morgan Stanley"). Under these power marketer agreements, Oglethorpe purchases energy at fixed prices covering a portion of the costs of energy to its Members. LEM and Morgan Stanley, in turn, have certain rights to market excess energy from the Oglethorpe system. Most of Oglethorpe's generating facilities and power purchase arrangements are available for use by LEM and Morgan Stanley under the terms of the respective agreements. Oglethorpe continues to be responsible for all the costs of its system resources but receives revenue from LEM and Morgan Stanley for the use of the resources. (See "MEMBER REQUIREMENTS AND POWER SUPPLY RESOURCES--General" and "--Power Marketer Arrangements".)

     Oglethorpe purchases a total of approximately 1,250 MW of power pursuant to power purchase agreements with GPC, Big Rivers Electric Corporation ("Big Rivers"), Entergy Power, Inc. ("Entergy Power"), and Hartwell Energy Limited Partnership ("Hartwell"). (See "MEMBER REQUIREMENTS AND POWER SUPPLY RESOURCES--Power Purchase and Sale Arrangements".) Oglethorpe meets its supplemental power supply needs through short-term power purchase contracts and spot market purchases.

WHOLESALE POWER CONTRACTS

     Oglethorpe has entered into a substantially similar Amended and Restated Wholesale Power Contract with each Member extending through December 31, 2025. Each Wholesale Power Contract permits a Member to take future incremental power requirements either from Oglethorpe or other sources. (See "THE MEMBERS--Other Power Resources.") Under its Wholesale Power Contract, a Member is unconditionally obligated on an express "take-or-pay" basis for a fixed allocation of Oglethorpe's costs for its existing generation and purchased power resources, as well as the costs with respect to any future resources in which such Member elects to participate. Each Wholesale Power Contract specifically provides that the Member must make payments whether or not power is delivered and whether or not a plant has been sold or is otherwise unavailable. Oglethorpe is obligated to use its reasonable best efforts to operate, maintain and manage its resources in accordance with prudent utility practices.

     Under the Wholesale Power Contracts, Oglethorpe provides joint planning and resource management services. A Member may separately elect not to have Oglethorpe provide joint power supply planning, resource procurement or bulk power marketing services. Currently, all Members are participating in all joint planning and resource management services. The Contracts also provide for the establishment of a "pool" to operate Oglethorpe and Member resources in a single system dispatch. Members may also choose to satisfy all or a portion of their future requirements with purchases from suppliers other than Oglethorpe.

     Each Member's cost responsibility under its Wholesale Power Contract is based on agreed-upon fixed percentage capacity responsibilities. Percentage capacity responsibilities have been assigned for all of Oglethorpe's existing generation and purchased power resources. Percentage capacity responsibilities for any future resource will be assigned only to Members choosing to participate in that resource. The Wholesale Power Contracts provide that each Member will be jointly and severally responsible for all costs and expenses of all existing generation and purchased power resources, as well as for any future resources (whether or not such Member has elected to participate in such future resource) that are approved by 75% of Oglethorpe's Board of Directors and 75% of the Members. For resources so approved in which less than all Members participate, costs are shared first among the participating Members, and if all participating Members default, each non-participating Member is expressly obligated to pay a proportionate share of such default.

     Under the Wholesale Power Contracts, each Member must establish, maintain and collect rates and charges for the service of its electric system. Each Member must also conduct its business in a manner that will enable the Member to pay to Oglethorpe (i) when due, all amounts payable by the Member under its Wholesale Power Contract and (ii) any and all other amounts payable from, or which might constitute a charge or a lien upon, the revenues and receipts derived from the Member's electric system, including all operation and maintenance expenses and the principal of, premium, if any, and interest on all indebtedness related to the Member's electric system.

     See "MEMBER REQUIREMENTS AND POWER SUPPLY RESOURCES" for a description of the Members' demand and energy requirements and the related power supply resources. See also "MEMBER REQUIREMENTS AND POWER SUPPLY RESOURCES--Power Marketer Arrangements--RELATED AGREEMENTS" regarding supplemental agreements to the Wholesale Power Contracts relating to the power marketer agreements.

ELECTRIC RATES

     Each Member is required to pay Oglethorpe for capacity and energy furnished under its Wholesale Power Contract in accordance with rates established by Oglethorpe. Oglethorpe reviews its rates at such intervals as it deems appropriate but is required to do so at least once every year. Oglethorpe is required to revise its rates as necessary so that the revenues derived from its rates, together with its revenues from all other sources, will be sufficient, but only sufficient to pay all costs of its system. These costs include

     o    operating and maintenance costs,

     o    the cost of purchased power,

     o    the cost of transmission services,

     o principal and interest on all indebtedness and capital lease obligations of Oglethorpe,

     o all costs associated with decommissioning or otherwise retiring any generating facility,

     o amounts to provide for the establishment and maintenance of reasonable reserves, and

     o amounts to enable Oglethorpe to comply with all financial requirements under the Indenture, dated as of March 1, 1997, from Oglethorpe to SunTrust Bank ("SunTrust"), as trustee (as supplemented, the "Mortgage Indenture").

     Under the Mortgage Indenture, Oglethorpe is required, subject to any necessary regulatory approval, to establish and collect rates which are reasonably expected, together with other revenues of Oglethorpe, to yield a Margins for Interest Ratio described herein for each fiscal year equal to at least 1.10. Margins for Interest is defined in the Mortgage Indenture to be the sum of:

     o net margins of Oglethorpe (which includes revenues of Oglethorpe subject to refund at a later date but excludes provisions for (i) non-recurring charges to income, including the non-recoverability of assets or expenses, except to the extent Oglethorpe determines to recover such charges in rates, and (ii) refunds of revenues collected or accrued subject to refund),

     o plus interest charges, whether capitalized or expensed, on all indebtedness secured under the Mortgage Indenture or by a lien equal or prior to the lien of the Mortgage Indenture, including amortization of debt discount or premium on issuance, but excluding interest charges on indebtedness assumed by GTC ("Interest Charges"),

     o plus any amount included in net margins for accruals for federal or state income taxes imposed on income after deduction of interest expense.

     Margins for Interest takes into account any item of net margin, loss, gain or expenditure of any affiliate or subsidiary of Oglethorpe only if Oglethorpe has received such net margins or gains as a dividend or other distribution from such affiliate or subsidiary or if Oglethorpe has made a payment with respect to such losses or expenditures. "Margins for Interest Ratio" is the ratio of Margins for Interest to total Interest Charges for a given period. (See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--General--RATES AND REGULATION" in Item 7.)

     The formulary rate established by Oglethorpe in the rate schedule to the Wholesale Power Contracts employs a rate methodology under which all categories of costs are specifically separated as components of the formula to determine Oglethorpe's revenue requirements. The rate schedule also implements the responsibility for fixed costs assigned to each Member (that is, the Member's percentage capacity responsibility). The monthly charges for capacity and other non-energy charges are based on Oglethorpe's annual budget. Such capacity and other non-energy charges may be adjusted by the Board of Directors, if necessary, during the year through an adjustment to the annual budget. Energy charges reflect the pass-through of actual energy costs whether incurred from generation or purchased power resources or under the power marketing arrangements.

     The rate schedule formula also includes a prior period adjustment mechanism designed to ensure that Oglethorpe achieves the minimum 1.10 Margins for Interest Ratio. Amounts, if any, by which Oglethorpe fails to achieve a minimum 1.10 Margins for Interest Ratio are accrued as of December 31 of the applicable year and collected from the Members during the period April through December of the following year. Amounts within a range from a 1.10 Margins for Interest Ratio to a 1.20 Margins for Interest Ratio are retained as margins. Amounts, if any, by which Oglethorpe exceeds the maximum
1.20 Margins for Interest Ratio are charged against revenues as of December 31 of the applicable year and refunded to the Members during the period April through December of the following year. The rate schedule formula is intended to provide for the collection of revenues which, together with revenues from all other sources, are equal to all costs and expenses recorded by Oglethorpe, plus amounts necessary to achieve at least the minimum 1.10 Margins for Interest Ratio.

     Under the Mortgage Indenture and related loan contract with the Rural Utilities Service ("RUS"), adjustments to Oglethorpe's rates to reflect changes in Oglethorpe's budgets are not subject to RUS approval, except for any reduction in rates in a fiscal year following a fiscal year in which Oglethorpe has failed to meet the minimum 1.10 Margins for Interest Ratio set forth in the Mortgage Indenture. Changes to the rate schedule under the Wholesale Power Contracts are subject to RUS approval. Oglethorpe's rates are not subject to the approval of any other federal or state agency or authority, including the Georgia Public Service Commission (the "GPSC").

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

     GTC and the Members have entered into Member Transmission Service Agreements under which GTC provides transmission service to the Members pursuant to a transmission tariff. The Member Transmission Service Agreements have a minimum term for network service for current load until December 31, 2025. After an initial term ending in 2006, load growth above 1995 requirements may, with notice to GTC, be served by others. The Member Transmission Service Agreements provide that if a Member elects to purchase a part of its network service elsewhere, it must pay appropriate stranded costs to protect the other Members from any rate increase that could otherwise occur. Under the Member Transmission Service Agreements, Members have the right to design, construct and own new distribution substations.

     GTC has rights in the Integrated Transmission System, which consists of transmission facilities owned by GTC, GPC, MEAG and Dalton. Through agreements, common access to the combined facilities that compose the Integrated Transmission System enables the owners to use their combined resources to make deliveries to or for their respective consumers, to provide transmission service to third parties and to make off-system purchases and sales. The Integrated Transmission System was established in order to obtain the benefits of a coordinated development of the parties' transmission facilities and to make it unnecessary for any party to construct duplicative facilities.

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

     Since 1997, Oglethorpe had been receiving its support services in the areas of accounting, auditing, communications, human resources, facility management, purchasing, telecommunications, and information technology through an agreement with Intellisource, Inc., a provider of outsourcing services. Oglethorpe and Intellisource mutually agreed to dissolve their business relationship as of December 31, 1999. GSOC has assumed all of the functions listed above, except for purchasing. GTC has assumed the purchasing function because GTC is the primary user of purchasing services. Going forward, GSOC and GTC will provide these services to Oglethorpe under cost-based contracts.

RELATIONSHIP WITH GPC

     Oglethorpe's relationship with GPC is a significant factor in several aspects of Oglethorpe's business. GPC is one of Oglethorpe's principal suppliers of purchased power, and Oglethorpe is one of GPC's largest customers. All of Oglethorpe's co-owned generating facilities, except Rocky Mountain, are operated by GPC on behalf of itself as a co-owner and as agent for the other co-owners. GPC and Oglethorpe, through the Members, are competitors in the State of Georgia for electric service to new customers that have a choice of supplier under the Georgia Territorial Electric Service Act, which was enacted in 1973 (the "Territorial Act"). For further information regarding the relationships and agreements with GPC, see "THE MEMBERS--Service Area and Competition" and "MEMBER REQUIREMENTS AND POWER SUPPLY RESOURCES--Power Purchase and Sale Arrangements--POWER PURCHASES FROM GPC." Also see "GENERATING FACILITIES--Fuel Supply," "CO-OWNERS OF THE PLANTS AND THE PLANT AGREEMENTS--Co-Owners of the Plants--GEORGIA POWER COMPANY" and "--The Plant Agreements" in Item 2.

RELATIONSHIP WITH RUS

     Historically, federal loan programs administered by RUS have provided the principal source of financing for electric cooperatives. Loans guaranteed by RUS and made by the Federal Financing Bank have been a major source of funding for Oglethorpe. However, in recent years, there have been legislative, administrative and budgetary initiatives intended to reduce or, in some cases, eliminate federal funding for electric cooperatives. In any event, Oglethorpe's management does not anticipate the need for loans guaranteed by RUS well into the future. (See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Financial Condition--CAPITAL REQUIREMENTS" and "--LIQUIDITY AND SOURCES OF CAPITAL" in Item 7.)

     Oglethorpe entered into a loan contract with RUS in connection with the Mortgage Indenture. Under the loan contract, RUS has approval rights over certain significant actions and arrangements, including, without limitation,

     o    significant additions to or dispositions of system assets,

     o    significant power purchase and sale contracts,

     o changes to the Wholesale Power Contracts, including the rate schedule contained therein,

     o    changes to plant ownership and operating agreements and

     o    in limited circumstances, issuance of additional secured debt.

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

     See "THE MEMBERS--Members' Relationship with RUS" for a discussion of the impact of the current RUS lending program on the Members.

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

Coweta-Fayette EMC                   Mitchell EMC                                 Tri-County EMC

Excelsior EMC                        Ocmulgee EMC                                 Troup EMC

Flint EMC                            Oconee EMC                                   Upson County EMC

Grady EMC                            Okefenoke Rural EMC                          Walton EMC

GreyStone Power Corporation,         Pataula EMC                                  Washington EMC
 an EMC

     The Members serve approximately 1.3 million electric consumers (meters) representing approximately 3.1 million people. The Members serve a region covering approximately 40,000 square miles, which is approximately 70% of the land area in the State of Georgia, encompassing 150 of the State's 159 counties. Sales by the Members in 1999 amounted to approximately 25 million megawatt-hours ("MWh"), with approximately 67% to residential consumers, 30% to commercial and industrial consumers and 3% to other consumers. The Members are the principal suppliers for the power needs of rural Georgia. While the Members do not serve any major cities, portions of their service territories are in close proximity to urban areas and are experiencing substantial growth due to the expansion of urban areas, including metropolitan Atlanta, into suburban areas and the growth of suburban areas into neighboring rural areas. The Members have experienced average annual compound growth rates from 1997 through 1999 of 5% in number of consumers, 9% in MWh sales and 8% in electric revenues.

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

     From time to time, utilities are approached by other parties interested in purchasing their systems. Some of the Members have been approached in the past by third parties indicating an interest in purchasing their systems. The Wholesale Power Contracts provide that a Member may not dissolve, liquidate or otherwise wind up its affairs without Oglethorpe's approval. A Member generally must obtain approval from Oglethorpe before it may consolidate or merge with any person or reorganize or change the form of its business organization from an electric membership corporation or sell, transfer, lease or otherwise dispose of all or substantially all of its assets to any person, whether in a single transaction or series of transactions. The Member may enter such a transaction without Oglethorpe`s approval if specified conditions are satisfied, including, but not limited to, an agreement by the transferee, satisfactory to Oglethorpe, to assume the performance and observance of every covenant and condition of the Member under the Wholesale Power Contract, and certifications of accountants as to certain specified financial requirements of the transferee.

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

RATE REGULATION OF MEMBERS

     Through provisions in the loan documents securing loans to the Members, RUS exercises control and supervision over the rates for the sale of power of the Members that borrow from it. The RUS mortgages of such Members require them to design rates with a view to maintaining an average Times Interest Earned Ratio of not less than 1.50 and an average Debt Service Coverage Ratio of not less than 1.25 for the two highest out of every three successive years.

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

     Under the current RUS loan program, interest rates are based on rates being paid on municipal bonds with comparable maturities. Certain borrowers with either low consumer density or higher-than-average rates and lower-than-average consumer income are eligible for special loans at 5%. Oglethorpe cannot predict the future cost, availability and amount of RUS direct and guaranteed loans which may be available to the Members.

MEMBERS' RELATIONSHIPS WITH GTC AND GSOC

     For information about the Members' relationships with GTC and GSOC, see "OGLETHORPE POWER CORPORATION--Relationship with GTC" and "--Relationship with GSOC."

CONTRACTS WITH SEPA

     In addition to energy received from Oglethorpe under the Wholesale Power Contracts, the Members purchase hydroelectric power under contracts with SEPA that extend until 2016. In 1999, the aggregate SEPA allocation to the Members was 523 MW plus associated energy, representing approximately 8% of total Member peak demand and approximately 3% of total Member energy requirements. Each Member must schedule its energy allocation, and each Member has designated Oglethorpe to perform this function. Pursuant to a separate agreement, Oglethorpe will schedule, through GSOC, the Members' SEPA power deliveries. Further, each Member may be required, if certain conditions are met, to contribute funds for capital improvements for Corps of Engineers projects from which its allocation is derived in order to retain the allocation. GTC delivers the Members' SEPA purchases under its network tariff and contract with each Member. The amount of capacity and energy available from SEPA is not expected to increase in an amount sufficient to serve a material portion of the projected growth in the Members' requirements. (See "OGLETHORPE POWER CORPORATION--Wholesale Power Contracts" and "MEMBER REQUIREMENTS AND POWER SUPPLY RESOURCES--Member Demand and Energy Requirements" and the table thereunder.)

SMARR EMC

     Under the Wholesale Power Contracts, a Member may choose to satisfy all or a portion of its future requirements with purchases from suppliers other than Oglethorpe. Smarr EMC was formed in 1998 by 36 of the Members to construct and own a two-unit, 217 MW combustion turbine facility, Smarr Energy Facility. Smarr Energy Facility was declared in commercial operation in June 1999. Oglethorpe is providing operation management services for this facility.

     Smarr EMC is currently constructing Sewell Creek Energy Facility, a four-unit, 492 MW combustion turbine facility scheduled for commercial operation by the summer of 2000. 31 Members are participating in Sewell Creek Energy Facility, including one Member that did not participate in Smarr Energy Facility. Oglethorpe is providing construction management services and interim financing for this facility and anticipates that it will provide operation management services as well.

     Smarr Energy Facility and Sewell Creek Energy Facility are being or are currently anticipated to be dispatched in the Oglethorpe pool of generation resources.

     Smarr EMC, or similar entities, may also own future generation facilities on behalf of Members who may decide to participate in such projects.

OTHER POWER RESOURCES

     Two Members formed an entity that has constructed and continues to construct combustion turbine capacity. Oglethorpe anticipates that these two Members will use a portion of this capacity to serve some or all of their load growth.

     In addition, a number of Members have installed and may continue to install small diesel generators and microturbines on their distribution systems.

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

MEMBER DEMAND AND ENERGY REQUIREMENTS

     The following table shows the aggregate peak demand and energy requirements of the Members for the years 1997 through 1999, and also shows the amounts of such requirements supplied by Oglethorpe, SEPA and other Member resources. From 1997 through 1999, demand and energy requirements increased at an average annual compound growth rate of 9.6% and 8.3%, respectively.

                                DEMAND (MW)                                       ENERGY REQUIREMENTS (MWH)
            -----------------------------------------------   -----------------------------------------------------------
                                      SUPPLIED BY                                                 SUPPLIED BY
                              -----------------------------                ----------------------------------------------
                TOTAL                                            TOTAL
            REQUIREMENTS(1)   OGLETHORPE (2)   SEPA (3)       REQUIREMENTS     OGLETHORPE (4)    SEPA (3)      OTHER (5)
            ---------------   --------------   --------       ------------     --------------    --------    ------------
1997......        5,252           4,729            523        21,648,366         20,664,786       983,580         --
1998......        5,812           5,289            523        24,500,536         23,315,950     1,184,586         --
1999......        6,315           5,792            523        25,665,305         24,755,812       652,349      257,144

---------------
(1) System peak demand of the Members measured at the Members' delivery points (net of system losses).
(2) Includes purchased power. (See "Power Marketer Arrangements," "Power Purchase and Sale Arrangements--POWER PURCHASES FROM GPC" and "--OTHER POWER PURCHASES" herein.) Includes Members' resources, excluding SEPA and Members' resources behind the delivery points. (See "THE MEMBERS-- Smarr EMC" and "--Other Power Resources.")
(3) Firm Member resource supplied by SEPA. (See "THE MEMBERS--Contracts with SEPA.")
(4)  Includes purchased power.
(5) Consists of Members' resources, excluding SEPA and Members' resources behind the delivery points.

     In 1999, Jackson EMC and Cobb EMC accounted for approximately 11.8% and 11.7% of Oglethorpe's total revenues, respectively. None of the other Members accounted for as much as 10% of Oglethorpe's total revenues in 1999. Due to greater than average growth rates, certain of Oglethorpe's customers, including its larger customers such as Jackson EMC and Cobb EMC, have historically accounted for an increasing percentage of Oglethorpe's total revenues. However, under the Wholesale Power Contracts, a Member may choose to supply all or a portion of its future requirements with purchases from other suppliers. (See "OGLETHORPE POWER CORPORATION--Wholesale Power Contracts.") Although the Members have contracted for significant portions of their anticipated future needs by participating in Oglethorpe's power marketer agreements, certain of the Members' future needs during the terms of the power marketer agreements could still be purchased from other suppliers. (See "Power Marketer Arrangements" and "Future Power Resources" herein and "THE MEMBERS--Smarr EMC" and "--Other Power Resources.")

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

POWER MARKETER ARRANGEMENTS

     During 1997, Oglethorpe entered into long-term power marketer agreements with LEM for approximately 50% of the load requirements of the Members and with Morgan Stanley with respect to 50% of the Members' then forecasted load requirements. The LEM agreements are based on the actual requirements of the Members during the contract term, whereas the Morgan Stanley agreement represents a fixed supply obligation. Generally, these arrangements reduce the cost of supplying power to the Members by limiting the risk of unit availability, by providing a guaranteed benefit for the use of excess resources and by providing future power needs at a fixed price. Most of Oglethorpe's generating facilities and power purchase arrangements are available for use by LEM and Morgan Stanley under the terms of the respective agreements. Oglethorpe continues to be responsible for all of the costs of its system resources but receives revenue, as described below, from LEM and Morgan Stanley for the use of the resources.

     LEM AGREEMENTS

     Effective January 1, 1997, Oglethorpe entered into two power marketer agreements with LEM, an indirect, wholly owned subsidiary of LG&E Power Inc., a Delaware corporation, and of LG&E Energy Corp., which is a diversified energy services company headquartered in Louisville, Kentucky. One of the two agreements was for 50% of the load requirements of two of the 39 Members and expired on December 31, 1999. Under the agreement relating to 37 of the 39 Members, LEM is obligated to deliver, and Oglethorpe is obligated to take, (i) 50% of the load requirements of the 37 Members, less (ii) the load requirements for certain customers who have the right to choose electric suppliers, plus
(iii) 50% of the 37 Members' percentage capacity responsibility shares of the delivery obligations under Oglethorpe's existing firm power off-system sale contracts. For certain smaller customer choice loads, LEM is obligated to deliver, if Oglethorpe requests, 50% of the associated load requirements. Oglethorpe has the option of purchasing the energy requirements for any customer choice load from another supplier. Oglethorpe is obligated to sell and LEM is obligated to buy 50% of the output of each of the 37 Members' percentage capacity responsibility shares of the "must run" units (primarily nuclear units). Oglethorpe is also obligated to make available the same share of most of Oglethorpe's other resources, which LEM may schedule. LEM does not have the right to the output of upgrades to these resources. LEM pays Oglethorpe the costs associated with the energy taken, subject to certain adjustments. Oglethorpe must pay LEM a contractually specified price for each MWh purchased.

     The LEM agreement relating to the 37 Members has a term extending through 2011. With one year's notice, Oglethorpe has the right to terminate the LEM agreement beginning in 2002. With 18 months' notice, LEM has the right to terminate the LEM agreement beginning in 2005. In October 1998, LEM submitted a dispute to arbitration seeking to terminate this agreement. On December 21, 1999, the arbitration panel ruled that the agreement is valid and must continue to be honored. Oglethorpe and LEM, however, are addressing a number of issues relating to administration of the agreement.

     LG&E Energy Corp. is subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and, in accordance therewith, files reports and other information with the Commission.

     MORGAN STANLEY AGREEMENT

     Effective May 1, 1997, Oglethorpe entered into a power marketer agreement with Morgan Stanley with respect to 50% of the Members' then forecasted load requirements. The agreement obligates Oglethorpe to purchase fixed quantities of energy at fixed prices. Each Member selected a term for its obligation, as well as the portion of its then forecasted requirements to be purchased as a fixed quantity. Oglethorpe is obligated to sell and Morgan Stanley is obligated to buy 50% of the output, in contractually fixed amounts, of each Member's percentage capacity responsibility share (for the term and portion selected) of the "must run" units (primarily nuclear units). Oglethorpe is also obligated to make available the same share of most of Oglethorpe's other resources, in contractually fixed amounts, which Morgan Stanley may schedule for each 24-hour day. This schedule is set the day prior based on availability limitations in the contract. Morgan Stanley pays a contractually fixed amount each month and an amount for the scheduled energy based on contractually fixed prices. The agreement has a term extending to March 31, 2005, but the purchases for certain Members decline to zero prior to that date. Oglethorpe plans to manage the portion of the system resources covered by the Morgan Stanley agreement through scheduling and dispatching such resources. Oglethorpe will also make purchases and sales to balance the fixed purchase obligation against the actual requirements and to optimize the use of the resources after receiving the daily schedule from Morgan Stanley.

     Morgan Stanley is a subsidiary of Morgan Stanley, Dean Witter, Discover & Co., a diversified investment banking and financial services company. Morgan Stanley, Dean Witter, Discover & Co. is subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and, in accordance therewith, files reports and other information with the Commission.

     RELATED AGREEMENTS

     Oglethorpe has contracted with GTC to provide available transmission services to deliver to the border of the Integrated Transmission System any energy sold to LEM or Morgan Stanley, as well as any other wholesale power purchase. Each Member will use its Member Transmission Service Agreement for delivery of energy purchased by Oglethorpe from LEM, Morgan Stanley and others.

     In connection with the LEM and Morgan Stanley arrangements, each Member has entered into supplemental agreements to its Wholesale Power Contract. The supplemental agreements are the vehicle through which Oglethorpe and the Members assure that the Members receive the benefits of and support the obligations for the power marketer arrangements under the Wholesale Power Contracts.

     Each Member has approved the agreements with LEM and Morgan Stanley as "future resources" under the Wholesale Power Contracts. Accordingly, each Member has a percentage capacity responsibility for each of the LEM and Morgan Stanley agreements and all costs incurred by Oglethorpe under such agreements are recovered from the Members under the Wholesale Power Contracts on a joint and several basis. To this extent, the Members have elected, under the Wholesale Power Contracts, to purchase a substantial portion of their future requirements from Oglethorpe. (See "Future Power Resources" herein and "OGLETHORPE POWER CORPORATION--Wholesale Power Contracts.")

POWER PURCHASE AND SALE ARRANGEMENTS

     POWER PURCHASES FROM GPC

     Oglethorpe entered into an agreement with GPC effective April 1, 1999 to purchase capacity and associated energy on a take-or-pay basis. Under this agreement, Oglethorpe will purchase capacity and associated energy from GPC as follows: 750 MW through May 31, 2000, 500 MW from June 1, 2000 to August 31, 2000, 375 MW from September 1, 2000 to August 31, 2001, and 250 MW from September 1, 2001 to March 31, 2006. This agreement replaced the Block Power Sale Agreement between Oglethorpe and GPC, pursuant to which Oglethorpe had been purchasing 500 MW of capacity and associated energy at the time it was terminated.

     OTHER POWER PURCHASES

     Oglethorpe purchases 100 MW of capacity from each of Entergy Power and Big Rivers, under agreements extending through June and July 2002, respectively. The availability of capacity under the EPI contract is dependent on the availability of two specific generating units available to Entergy Power. The Tennessee Valley Authority ("TVA") provides the transmission service to deliver the power from the Big Rivers electric system to the Integrated Transmission System. TVA and Southern Company Services, as agent for Alabama Power Company and Mississippi Power Company, provide the transmission service necessary to deliver the power from Entergy Power to the Integrated Transmission System. (See Note 9 of Notes to Financial Statements in Item 8.)

     Oglethorpe also has a contract through 2019 to purchase approximately 300 MW of capacity from Hartwell, a partnership owned 50% by NGC Corporation and 50% by American National Power, Inc., a subsidiary of National Power, PLC. This capacity is provided by two 150 MW gas-fired turbine generating units on a site near Hartwell, Georgia. Oglethorpe is using the units for peaking capacity but has the right to dispatch the units fully.

     Oglethorpe entered into an agreement with Doyle I, LLC, a limited liability company owned by an affiliate of Enron Capital & Trade Resources Corp. and one Member, to purchase approximately 325 MW of peaking capacity over a 15-year term. Delivery is anticipated to commence by June 1, 2000 subject to the generating units underlying the purchase being ready for commercial operation. Under this agreement, all of the plant output is to be purchased by Oglethorpe, and Oglethorpe has the contractual right to purchase the facility at the end of the 15-year contract for a fixed price.

     In addition, Oglethorpe also purchases small amounts of capacity and energy from "qualifying facilities" under the Public Utility Regulatory Policies Act of 1978 ("PURPA"). Under a waiver order from FERC, Oglethorpe historically made all purchases the Members would have otherwise been required to make under PURPA and Oglethorpe was relieved of its obligation to sell certain services to "qualifying facilities" so long as the Members make those sales. Oglethorpe historically provided the Members with the necessary services to fulfill these sale obligations. Purchases by Oglethorpe from such qualifying facilities provided 0.1% of Oglethorpe's energy requirements for the Members in 1999. Under their Wholesale Power Contracts, the Members may make such purchases in the future instead of Oglethorpe.

     LONG-TERM POWER SALES

     Oglethorpe has an agreement to sell 100 MW of base capacity to Alabama Electric Cooperative, Inc. through December 31, 2005. During the term of the power marketer agreements, LEM and Morgan Stanley will be responsible for supplying Oglethorpe with sufficient power to fulfill this power sale.

     OTHER POWER SYSTEM ARRANGEMENTS

     Oglethorpe has interchange, transmission and/or short-term capacity and energy purchase or sale agreements with over 80 utilities, power marketers and other power suppliers. The agreements provide variously for the purchase and/or sale of capacity and energy and/or for the purchase of transmission service. The development of and access to the Integrated Transmission System and the interconnections with other utilities are key elements in Oglethorpe's ability to make off-system sales and purchases through its transmission contract with GTC and to compete in an increasingly competitive market.

FUTURE POWER RESOURCES

     Although the existing long-term power marketer arrangements with LEM and Morgan Stanley were designed to provide substantially all of the Members' requirements during their contract terms, Oglethorpe continues to offer planning services for the Members' requirements beyond the contract terms as well as for evaluation of contract options and balancing of actual requirements against fixed purchase obligations. Peak requirements for the Members have exceeded contracted purchases, and Oglethorpe expects they will continue to exceed contracted purchases over the next several years.

     Some of the Members have arranged to meet some of these requirements by forming Smarr EMC, which supplies power to the Members from combustion turbine facilities. Oglethorpe also expects to enter into an agreement giving it the option to construct six new combustion turbine facilities that could supply up to 660 MW of capacity. The Members would then consider participation in these turbines, either through Smarr EMC or a similar entity. If sufficient Members participate, Oglethorpe would arrange for construction of one or more of the facilities. See "THE MEMBERS--Smarr EMC" and "--Other Power Resources" for a discussion of capacity purchased by the Members from sources other than Oglethorpe.

     In anticipation of additional requirements of the Members, Oglethorpe has issued a request for proposals to supply 150 MW to 250 MW of summer peaking capacity. Oglethorpe has received numerous proposals to supply this power for terms of up to five years. Oglethorpe is considering these proposals and expects to sign short-term contracts for peaking power in the near future. Oglethorpe may also contract for or otherwise acquire additional capacity.

     In addition, Oglethorpe and the Members continue to consider and evaluate a wide array of alternatives for meeting future power requirements in the increasingly competitive generation business. (See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-- Miscellaneous--Competition" in Item 7).

             CERTAIN FACTORS AFFECTING THE ELECTRIC UTILITY INDUSTRY

GENERAL

     The electric utility industry has been and in the future will continue to be affected by a number of factors which could have an impact on the financial condition of an electric utility such as Oglethorpe. These factors likely would affect individual utilities in different ways. Such factors include, among others:

     o the transition to increasing competition in the generation of electricity and the corresponding increase in competition from other suppliers of electricity,

     o    fluctuations in the market price for electricity,

     o effects of compliance with changing environmental, licensing and regulatory requirements,

     o regulatory and other changes in national and state energy policy, including open access transmission,

     o uncertain access to low cost capital for replacement of aging fixed assets,

     o increases in operating costs, including the cost of fuel for the generation of electric energy,

     o    uncertain recovery of the cost of existing facilities,

     o fluctuations in demand, including rates of load growth and changes in competitive market share,

     o unbundling of services and corresponding corporate and functional restructurings by electric utility companies, and

     o the effects of conservation and energy management on the use of electric energy.

     These factors present an increasing challenge to companies in the electric utility industry, including Oglethorpe and the Members, to reduce costs, improve the management of resources and respond to the changing environment. (See "Environmental and Other Regulation" herein, "OGLETHORPE POWER CORPORATION--Corporate Structure," "MEMBER REQUIREMENTS AND POWER SUPPLY RESOURCES--General" and "--Power Purchase and Sale Arrangements--OTHER POWER PURCHASES" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Miscellaneous--COMPETITION" in Item 7.)

COMPETITION

     The electric utility industry in the United States is undergoing fundamental change and is becoming increasingly competitive. (See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS--Miscellaneous--COMPETITION" in Item 7.)

ENVIRONMENTAL AND OTHER REGULATION

     GENERAL

     As is typical for electric utilities, Oglethorpe is subject to various federal, state and local air and water quality requirements which, among other things, regulate emissions of pollutants, such as particulate matter, sulfur dioxide and nitrogen oxides into the air and discharges of other pollutants, including heat, into waters of the United States. Oglethorpe is also subject to federal, state and local waste disposal requirements that regulate the manner of transportation, storage and disposal of various types of waste.

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

     Compliance with environmental standards will continue to be reflected in Oglethorpe's capital expenditures and operating costs. Oglethorpe's direct capital costs to achieve compliance with current environmental requirements are expected to be significant in 2001 through 2003, as further discussed below. (See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Financial Condition--CAPITAL REQUIREMENTS" in Item 7.) Based on the current status of regulatory requirements, Oglethorpe does not anticipate that these capital expenditures will have a material effect on its results of operations or its financial condition. However, as discussed below, future regulations could require Oglethorpe to make additional capital expenditures.

     CLEAN AIR ACT

     Environmental concerns of the public, the scientific community and Congress have resulted in the enactment of legislation that has had and will continue to have a significant impact on the electric utility industry. The most significant environmental legislation applicable to Oglethorpe is the Clean Air Act. One of the purposes of the Clean Air Act is to improve air quality by reducing the emissions of sulfur dioxide and nitrogen oxides from affected utility units, which include the coal-fired units at Plants Wansley and Scherer.

     Sulfur dioxide reductions are being imposed through a sulfur dioxide emission allowance trading program. An emission allowance, which gives the holder the authority to emit one ton of sulfur dioxide during a calendar year, is transferable and can be bought, sold or banked for use in the years following its issuance. Allowances are issued by the U.S. Environmental Protection Agency ("EPA") to impose stringent reductions on all affected units. The aggregate emissions of sulfur dioxide from all affected units are now capped at 8.9 million tons per year. Oglethorpe is now complying with this program by using lower-sulfur fuel, coupled with the use of emission allowances (issued, banked or purchased, if needed). Installation of flue gas desulfurization equipment remains a possibility for compliance in the more distant future.

     A number of recently finalized regulations, proposed regulations and other actions could result in more stringent controls on all emissions, including utility emissions. The most significant of these appear to be the following.

     First, because nitrogen oxides are considered to be a precursor to ozone, coupled with the fact that metropolitan Atlanta is classified as a "serious nonattainment area" under the one hour ozone National Ambient Air Quality Standards ("NAAQS"), EPA and the State of Georgia have imposed further limits on such emissions. Recently, both Plants Wansley and Scherer were made subject to stringent nitrogen oxides averaging plans, which will cause the co-owners of the plants to install new control equipment at both plants no later than May 2003. Oglethorpe expects to incur significant capital expenditures over the next three years to install this equipment.

     Second, EPA attempted to tighten the NAAQS for both ozone and particulate matter, an action that could affect any source that emits nitrogen oxides and sulfur dioxide, including utility units. Court challenges to both standards were made. The Court of Appeals remanded both standards back to EPA for further consideration. EPA has appealed this decision to the Supreme Court, which has not yet decided whether it will consider the appeal.

     Third, in 1977, EPA issued a regulation calling for regional reductions in nitrogen oxides emissions from 22 states, including Georgia, which imposes a fixed cap on nitrogen oxides emissions from such states beginning in the year 2003. States remain free to choose the sources on which to impose reductions needed to stay below the cap. The Georgia Environmental Protection Division has indicated that if Georgia will have to adhere to the regulation, it will require large fossil fuel-fired units, including those at Plants Wansley and Scherer, to participate in achieving the required reductions. On appeal, EPA's regulation was recently upheld in part, with that portion of the rule that would have applied to Georgia sent back to EPA for further consideration. That ruling may undergo further appeal, however. As a result, Georgia's implementation plan for this regulation has been delayed, pending the outcome of that litigation and further rulemaking. Therefore, it is not yet known what additional controls, if any, would be needed at Plants Wansley and/or Scherer to comply with this regional nitrogen oxides reduction program.

     Fourth, EPA has promulgated a new regional haze rule, which affects any source that emits nitrogen oxides or sulfur dioxide and that may contribute to the degradation of visibility in mandatory federal Class I areas, including utility units. Several industry groups have challenged the rule and some have also petitioned EPA to reconsider the rule. Until such litigation is resolved, Oglethorpe will not know what controls, if any, must be installed at Plants Wansley and/or Scherer to comply with this rule.

     Fifth, EPA had proposed that certain nitrogen oxides reductions be made in upwind states, in response to petitions filed by various Northeastern states under the Clean Air Act, asking for more stringent nitrogen oxides limits on sources in such upwind states. Although Georgia was named in one of these petitions, EPA's final determination was that Georgia was not significantly contributing to nonattainment in any of the petitioning states.

     Sixth, although EPA had decided not to impose a new NAAQS for sulfur dioxide, that decision has been remanded to EPA for further rulemaking, so it is still possible that a new short-term standard for sulfur dioxide could be established.

     Finally, several studies required by the Clean Air Act examined the health effects of power plant emissions of certain hazardous air pollutants. These studies indicate that further research is needed before decisions can be made on whether additional controls of utility emissions of these pollutants are necessary.

     On November 3, 1999, the United States Justice Department, on behalf of EPA, filed lawsuits against GPC and some of its affiliates, as well as other utilities. The lawsuits allege violations of the new source review provisions and the new source performance standards of the Clean Air Act at, among other facilities, Plant Scherer Unit Nos. 3 and 4. Oglethorpe is not currently named in the lawsuits and Oglethorpe does not have an ownership interest in the named units of Plant Scherer. However, Oglethorpe can give no assurance that units in which Oglethorpe has an ownership interest will not be named in this or a related lawsuit in the future. The resolution of this matter is highly uncertain at this time, as is any responsibility of Oglethorpe for a share of any penalties and capital costs required to remedy any violations at facilities co-owned by Oglethorpe.

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

     On February 29, 2000, Southern Nuclear Operating Company ("SONOPCO"), the operator of Plant Hatch, filed an application with the NRC to extend the operating licenses for each unit of Plant Hatch, until 2034 and 2038, respectively. Oglethorpe can give no indication as to the timing or ultimate approval of the application.

     Pursuant to the Nuclear Waste Policy Act of 1982, as amended, the Federal government has the regulatory responsibility for the final disposition of commercially produced high-level radioactive waste materials, including spent nuclear fuel. This Act requires the owner of nuclear facilities to enter into disposal contracts with the Department of Energy ("DOE") for such material. These contracts require each such owner to pay a fee, which is currently one dollar per MWh for the net electricity generated and sold by each of its reactors.

     Contracts with DOE have been executed to provide for the permanent disposal of spent nuclear fuel produced at Plants Hatch and Vogtle. DOE failed to begin disposing of spent fuel in 1998 as required by the contracts, and GPC, as agent for the co-owners of the plants, is pursuing legal remedies against DOE for breach of contract.

     Plants Hatch and Vogtle currently have on-site spent fuel storage capacity. Based on normal operations and retention of all spent fuel in the reactor, it is anticipated that existing on-site pool capacity would be sufficient until 2003 and 2017, respectively, to accept the number of spent fuel assemblies that would normally be removed from the reactor during a refueling. Activities for adding dry cask storage capacity and potentially additional spent fuel pool rack capacity at Plant Hatch during 2000 are in progress. In addition, Georgia Power, as agent for the co-owners of the plant, is a member of Private Fuel Storage, LLC, a joint utility effort to develop a private spent fuel storage facility for temporary storage of spent nuclear fuel. This facility is planned to begin operation as early as the year 2003. (See Note 1 of Notes to Financial Statements regarding nuclear fuel cost in Item 8.)

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

                                                                   OGLETHORPE'S
                                                                     SHARE OF
                                                                    NAMEPLATE       COMMERCIAL       LICENSE
                                            TYPE OF    PERCENTAGE    CAPACITY        OPERATION     EXPIRATION
FACILITIES                                   FUEL      INTEREST        (MW)            DATE            DATE
----------                                  -------    ----------  ------------     ----------     ----------
Plant Hatch (near Baxley, Ga.)

   Unit No. 1........................     Nuclear         30            243.0          1975          2014(1)
   Unit No. 2........................     Nuclear         30            246.0          1979          2018(1)

Plant Vogtle (near Waynesboro, Ga.)

   Unit No. 1........................     Nuclear         30            348.0          1987          2027
   Unit No. 2........................     Nuclear         30            348.0          1989          2029

Plant Wansley (near Carrollton, Ga.)

   Unit No. 1........................       Coal          30            259.5          1976          N/A(2)
   Unit No. 2........................       Coal          30            259.5          1978          N/A(2)
   Combustion Turbine................       Oil           30             14.8          1980          N/A(2)

Plant Scherer (near Forsyth, Ga.)

   Unit No. 1........................       Coal          60            490.8          1982          N/A(2)
   Unit No. 2........................       Coal          60            490.8          1984          N/A(2)

Tallassee (near Athens, Ga.).........      Hydro         100              2.1          1986          2023

Rocky Mountain (near Rome, Ga.)......      Pumped
                                          Storage
                                           Hydro        74.61           632.5          1995          2027
                                                                      -------
   Total Ownership                                                    3,335.0
                                                                      =======

---------------
(1) Southern Nuclear Operating Company, the operator of Plant Hatch, has filed an application with the NRC to extend the licenses with respect to Plant Hatch by 20 years. (See "CERTAIN FACTORS AFFECTING THE ELECTRIC UTILITY INDUSTRY--Environmental and Other Regulation--Nuclear Regulation" in Item 1.)

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

PLANT PERFORMANCE

     The following table sets forth certain operating performance information of each of the major generating facilities in which Oglethorpe currently has ownership or leasehold interests:

                                        EQUIVALENT AVAILABILITY(1)                 CAPACITY FACTOR
                                       ---------------------------            -----------------------
          UNIT                         1999       1998       1997             1999       1998    1997
          ----                         ----       ----       ----             ----       ----    ----
          Plant Hatch

             Unit No. 1...........       81%       100%        86%             83%        99%      86%
             Unit No. 2...........       92         81         85              94         81       84

          Plant Vogtle

             Unit No. 1...........       92        100         81              94        102       81
             Unit No. 2...........       88         82        100              89         82      101

          Plant Wansley

             Unit No. 1...........       91         86         91              73         56       62
             Unit No. 2...........       86         92         92              66         50       59

          Plant Scherer

             Unit No. 1...........       86         93         76              67         70       57
             Unit No. 2...........       95         89         99              79         75       84

          Rocky Mountain(3)

             Unit No. 1...........       97         90         96              23         24       20
             Unit No. 2...........       96         95         96              16         13       13
             Unit No. 3...........       91         94         97              19         22       19

---------------
(1) Equivalent Availability is a measure of the percentage of time that a unit was available to generate if called upon, adjusted for periods when the unit is partially derated from the "maximum dependable capacity" rating.

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

FUEL SUPPLY

     COAL. Coal for Plant Wansley is currently purchased under long-term contracts and in spot market transactions. As of February 29, 2000, there was a 40-day coal supply at Plant Wansley based on nameplate rating.

     Low-sulfur "compliance" coal for Scherer Units No. 1 and No. 2 is purchased under long-term contracts and in spot market transactions. As of February 29, 2000, the coal stockpile at Plant Scherer contained a 56-day supply based on nameplate rating. Plant Scherer burns both sub-bituminous and bituminous coals, and a separate stockpile of sub-bituminous coal is maintained in addition to the stockpile of bituminous coal. Oglethorpe leases over 700 rail cars to transport coal to Plants Scherer and Wansley.

     The Plant Scherer and Wansley ownership and operating agreements allow each co-owner (i) to dispatch separately its respective ownership interest in conjunction with contracting separately for long-term coal purchases procured by GPC and (ii) to procure separately long-term coal purchases. Oglethorpe separately dispatches Plant Scherer and Plant Wansley, but continues to use GPC as its agent for fuel procurement.

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

                         NUCLEAR                           COAL-FIRED                  PUMPED STORAGE
              ----------------------------      ---------------------------------     ---------------
                  PLANT           PLANT               PLANT         SCHERER UNITS           ROCKY
                  HATCH          VOGTLE              WANSLEY        NO. 1 & NO. 2         MOUNTAIN         TOTAL
              -----------    -------------      --------------    ----------------    ---------------      -----
                %    MW(1)     %     MW(1)         %      MW(1)      %       MW(1)       %      MW(1)      MW(1)
              -----  -----   -----   -----       -----    -----    -----     -----     -----    -----      -----
Oglethorpe... 30.0    489    30.0     696        30.0      519      60.0      982      74.61    633       3,319
GPC.......... 50.1    817    45.7   1,060        53.5      926       8.4      137      25.39    215       3,155
MEAG......... 17.7    288    22.7     527        15.1      261      30.2      494       --     --         1,570
Dalton         2.2     36     1.6      37         1.4       24       1.4       23       --     --           120
               ---   ----    ----    ----       -----     ----    ------    -----     ------    ---        ----

Total.....   100.0  1,630   100.0   2,320       100.0    1,730     100.0    1,636     100.00    848       8,164
             =====  =====   =====   =====       =====    =====     =====    =====     ======    ===       =====

---------------
(1)  Based on nameplate ratings.

     GEORGIA POWER COMPANY

     GPC is a wholly owned subsidiary of The Southern Company, a registered holding company under the Public Utility Holding Company Act, and is engaged primarily in the generation and purchase of electric energy and the transmission, distribution and sale of such energy. GPC distributes and sells energy within the State of Georgia at retail in over 600 communities (including Athens, Atlanta, Augusta, Columbus, Macon, Rome and Valdosta), as well as in rural areas, and at wholesale to Oglethorpe, MEAG and two municipalities. GPC is the largest supplier of electric energy in the State of Georgia. (See "OGLETHORPE POWER CORPORATION--Relationship with GPC" in Item 1.) GPC is subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and, in accordance therewith, files reports and other information with the Commission.

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

     The Ownership Agreements appoint GPC as agent with sole authority and responsibility for, among other things, the planning, licensing, design, construction, renewal, addition, modification and disposal of Plants Hatch, Vogtle, Wansley and Scherer Units No. 1 and No. 2 and the Scherer Common Facilities. Each Operating Agreement gives GPC, as agent, sole authority and responsibility for the management, control, maintenance and operation of the plant to which it relates. Each Operating Agreement also provides for the use of power and energy from the plant and the sharing of the costs of the plant by the participants in accordance with their respective interests in the plant. In performing its responsibilities under the Ownership and Operating Agreements, GPC is required to comply with prudent utility practices. GPC's liabilities with respect to its duties under the Ownership and Operating Agreements are limited by the terms thereof.

     Under the Ownership Agreements, Oglethorpe is obligated to pay a percentage of capital costs of the respective plants, as incurred, equal to the percentage interest which it owns or leases at each plant. GPC has responsibility for budgeting capital expenditures for Scherer Units No. 1 and 2 subject to certain limited rights of the participants to disapprove capital budgets proposed by GPC and to substitute alternative capital budgets. GPC has responsibility for budgeting capital expenditures for Plants Hatch and Vogtle, subject to the right of any co-owner to disapprove large discretionary capital improvements.

     In 1993, the co-owners of Plants Hatch and Vogtle entered into the Amended and Restated Nuclear Managing Board Agreement, which provides for a managing board to coordinate the implementation and administration of the Plant Hatch and Plant Vogtle Ownership and Operating Agreements, provides for increased rights for the co-owners regarding certain decisions and allows GPC to contract with a third party for the operation of the nuclear units. In March 1997, GPC designated SONOPCO as the operator of Plants Hatch and Vogtle, pursuant to the Nuclear Operating Agreement between GPC and SONOPCO, which the co-owners had previously approved. In connection with the amendments to the Plant Scherer Ownership and Operating Agreements, the co-owners of Plant Scherer entered into the Plant Scherer Managing Board Agreement which provides for a managing board to coordinate the implementation and administration of the Plant Scherer Ownership and Operating Agreements and provides for increased rights for the co-owners regarding certain decisions, but does not alter GPC's role as agent with respect to Plant Scherer.

     The Operating Agreements provide that Oglethorpe is entitled to a percentage of the net capacity and net energy output of each plant or unit equal to its percentage undivided interest owned or leased in such plant or unit. GPC, as agent, schedules and dispatches Plants Hatch and Vogtle. Oglethorpe separately dispatches its ownership share of Scherer Units No. 1 and No. 2 and of Plant Wansley. (See "GENERATING FACILITIES--Fuel Supply.")

     For Plants Hatch and Vogtle, each participant is responsible for a percentage of Operating Costs (as defined in the Operating Agreements) and fuel costs of each plant or unit equal to the percentage of its undivided interest which is owned or leased in such plant or unit. For Scherer Units No. 1 and No. 2 and for Plant Wansley, each party is responsible for its fuel costs and for variable Operating Costs in proportion to the net energy output for its ownership interest, and is responsible for a percentage of fixed Operating Costs equal to the percentage of its undivided interest which is owned or leased in such plant or unit. GPC is required to furnish budgets for Operating Costs, fuel plans and scheduled maintenance plans. In the case of Scherer Units No. 1 and No. 2, the participants have limited rights to disapprove such budgets proposed by GPC and to substitute alternative budgets. The Ownership Agreements and Operating Agreements provide that, should a participant fail to make any payment when due, among other things, such nonpaying participant's rights to output of capacity and energy would be suspended.

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

     ROCKY MOUNTAIN

     Oglethorpe owns a 74.61% undivided interest in Rocky Mountain and GPC owns the remaining 25.39% undivided interest.

     The Rocky Mountain Pumped Storage Hydroelectric Ownership Participation Agreement, by and between Oglethorpe and GPC (the "Rocky Mountain Ownership Agreement") appoints Oglethorpe as agent with sole authority and responsibility for, among other things, the planning, licensing, design, construction, operation, maintenance and disposal of Rocky Mountain. The Rocky Mountain Pumped Storage Hydroelectric Project Operating Agreement (the "Rocky Mountain Operating Agreement") gives Oglethorpe, as agent, sole authority and responsibility for the management, control, maintenance and operation of Rocky Mountain.

     In general, each co-owner is responsible for payment of its respective ownership share of all Operating Costs and Pumping Energy Costs (as defined in the Rocky Mountain Operating Agreement) as well as costs incurred as the result of any separate schedule or independent dispatch. A co-owner's share of net available capacity and net energy is the same as its respective ownership interest under the Rocky Mountain Ownership Agreement. Oglethorpe and GPC have each elected to schedule separately their respective ownership interests. The Rocky Mountain Operating Agreement will terminate in 2035. The Rocky Mountain Ownership and Operating Agreements provide that, should a co-owner fail to make any payment when due, among other things, such non-paying co-owner's rights to output of capacity and energy or to exercise any other right of a co-owner would be suspended until all amounts due, with interest, had been paid. The capacity and energy of a non-paying Co-Owner may be purchased by a paying co-owner or sold to a third party.

     In late 1996 and early 1997, Oglethorpe completed lease transactions for its 74.61% undivided ownership interest in Rocky Mountain. The lease transactions are characterized as a sale and leaseback for income tax purposes, but not for financial reporting purposes. Under the terms of these transactions, Oglethorpe leased the facility to three institutional investors for the useful life of the facility, who in turn leased it back to Oglethorpe for a term of 30 years. Oglethorpe will continue to control and operate Rocky Mountain during the leaseback term. Oglethorpe intends to exercise its fixed price purchase option at the end of the leaseback period so as to retain all other rights of ownership with respect to the plant if it is advantageous for Oglethorpe to exercise such option.

ITEM 3.  LEGAL PROCEEDINGS

     On June 17, 1997, PECO Energy Company-Power Team ("PECO") filed an application with FERC pursuant to Section 211 of the Federal Power Act requesting FERC to compel Oglethorpe and/or GTC to provide PECO with 250 MW of firm point-to-point transmission service from the TVA-Integrated Transmission System ("TVA-ITS") interface to the Florida-Integrated Transmission System interface for an initial three-year period, with an automatic roll-over provision. PECO also seeks $10,000 per day in penalties from Oglethorpe and/or GTC, alleging bad faith and delays in negotiations. In their response to FERC, GTC and Oglethorpe contend that they negotiated with PECO in good faith, and thus there is no reasonable basis for imposing the penalties sought by PECO. GTC also responded that it does not have firm "available transfer capability" at the TVA-ITS interface to fulfill PECO's request, after taking into account the need to protect system reliability, existing firm commitments, and use of the TVA-ITS interface to serve "native load," in accordance with North American Electric Reliability Council guidelines. In the event GTC is ordered by FERC to provide the requested service, PECO would be required to compensate GTC at rates set by FERC in the order. As a consequence of any such order, power purchased by Oglethorpe for delivery through the TVA-ITS interface would probably be curtailed (based on past operational experience at that interface), and could result in higher purchased power cost than would otherwise be the case. Although FERC transmission pricing policy is designed to ensure that a transmission provider is fully compensated for the cost of providing transmission service, potentially including opportunity cost, there can be no assurance that rates ordered by FERC for service to PECO would fully compensate GTC, Oglethorpe and the Members for the use of the transmission system and for any resulting effect on reliability or increase in the cost of power.

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

                     [ THIS PAGE INTENTIONALLY LEFT BLANK ]

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Not Applicable.

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents selected historical financial data of Oglethorpe. The financial data presented as of the end of and for each year in the five-year period ended December 31, 1999, have been derived from the audited financial statements of Oglethorpe. Due to the Corporate Restructuring, the results of operations and financial condition reflect operations as a combined power supply, transmission and system operations company through March 31, 1997, and operations solely as a power supply company thereafter. These data should be read in conjunction with the financial statements of Oglethorpe and the notes thereto included in Item 8, "OGLETHORPE POWER CORPORATION--Corporate Restructuring" in Item 1 and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" in Item 7.

                                                                    (dollars in thousands)
                                             1999             1998          1997            1996            1995
                                             ----             ----          ----            ----            ----
Operating revenues:
  Sales to Members ..................   $  1,122,336    $  1,095,904    $  1,000,319    $  1,023,094    $  1,030,797
  Sales to non-Members ..............         53,896          48,263          47,533          78,343         118,764
                                           ---------       ---------       ---------       ---------       ---------
Total operating revenues ............      1,176,232       1,144,167       1,047,852       1,101,437       1,149,561
                                           ---------       ---------       ---------       ---------       ---------
Operating expenses:
  Fuel ..............................        196,182         191,399         206,315         206,524         219,062
  Production ........................        215,517         198,378         181,923         173,497         175,777
  Purchased power ...................        401,719         387,662         266,875         229,089         264,844
  Depreciation and amortization .....        130,883         124,074         126,730         163,130         139,024
  Other operating expenses ..........          --              --              6,334          46,448          42,177
                                           ---------       ---------       ---------       ---------       ---------
Total operating expenses ............        944,301         901,513         788,177         818,688         840,884
                                           ---------       ---------       ---------       ---------       ---------
Operating margin ....................        231,931         242,654         259,675         282,749         308,677
Other income, net ...................         50,545          42,293          46,646          65,334          33,710
Net interest charges ................       (262,538)       (263,867)       (283,916)       (326,331)       (320,129)
                                           ---------       ---------       ---------       ---------       ---------
Net margin ..........................   $     19,938    $     21,080    $     22,405    $     21,752    $     22,258
                                        ============    ============    ============    ============    ============
Electric plant, net:
  In service ........................   $  3,312,669    $  3,429,704    $  3,588,204    $  4,345,200    $  4,436,009
  Construction work in progress .....         18,299          20,948          13,578          31,181          35,753
                                           ---------       ---------       ---------       ---------       ---------
                                        $  3,330,968    $  3,450,652    $  3,601,782    $  4,376,381    $  4,471,762
                                        ============    ============    ============    ============    ============
Total assets ........................   $  4,564,622    $  4,506,265    $  4,509,857    $  5,362,175    $  5,438,496
                                        ============    ============    ============    ============    ============
Capitalization:
  Long-term debt ....................   $  3,103,590    $  3,177,883    $  3,258,046    $  4,052,470    $  4,207,320
  Obligation under capital leases ...        275,224         282,299         288,638         293,682         296,478
  Other obligations .................         59,579          55,755          52,176          41,685              --
Patronage capital and membership fees        370,025         352,701         330,509         356,229         338,891
                                           ---------       ---------       ---------       ---------       ---------
                                        $  3,808,418    $  3,868,638    $  3,929,369    $  4,744,066    $  4,842,689
                                        ============    ============    ============    ============    ============
Property additions ..................   $     49,516    $     43,904    $     63,527    $     93,704    $    138,921
                                        ============    ============    ============    ============    ============
Energy supply (megawatt-hours):
  Generated .........................     18,295,514      17,781,896      17,722,059      17,866,143      18,402,839
  Purchased .........................      7,971,583       8,544,714       6,377,643       6,606,931       5,738,634
                                           ---------       ---------       ---------       ---------       ---------
  Available for sale ................     26,267,097      26,326,610      24,099,702      24,473,074      24,141,473
                                          ==========      ==========      ==========      ==========      ==========

Member revenue per kWh sold .........      4.53CENTS       4.70CENTS       4.83CENTS       5.11CENTS       5.53CENTS
                                          ==========      ==========      ==========      ==========      ==========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS

GENERAL

     CORPORATE RESTRUCTURING

     Oglethorpe Power Corporation (Oglethorpe) provides wholesale electric service to its 39 retail electric distribution cooperative members (Members). Oglethorpe and the Members completed a corporate restructuring (the Corporate Restructuring) in 1997 in which Oglethorpe was divided into three separate operating companies. Oglethorpe's transmission business was sold to, and is now owned and operated by, Georgia Transmission Corporation (GTC). Oglethorpe's system operations business was sold to, and is now owned and operated by, Georgia System Operations Corporation (GSOC). (See Note 11 of Notes to Financial Statements.) Oglethorpe retained all of its owned and leased generation assets.

     MARGINS AND PATRONAGE CAPITAL

     Oglethorpe operates on a not-for-profit basis and, accordingly, seeks only to generate revenues sufficient to recover its cost of service and to generate margins sufficient to establish reasonable reserves and meet certain financial coverage requirements. Revenues in excess of current period costs in any year are designated as net margin in Oglethorpe's statements of revenues and expenses and patronage capital. Retained net margins are designated on Oglethorpe's balance sheets as patronage capital, which is allocated to each of the Members on the basis of its electricity purchases from Oglethorpe. Since its formation in 1974, Oglethorpe has generated a positive net margin in each year and had a balance of $370 million in patronage capital as of December 31, 1999. Oglethorpe's equity ratio (patronage capital and membership fees divided by total capitalization) increased from 9.1% at December 31, 1998 to 9.7% at December 31, 1999.

     Patronage capital constitutes the principal equity of Oglethorpe. Any distributions of patronage capital are subject to the discretion of the Board of Directors. However, under the Indenture, dated as of March 1, 1997, from Oglethorpe to SunTrust Bank, as trustee (Mortgage Indenture), Oglethorpe is prohibited from making any distribution of patronage capital to the Members if, at the time of or after giving effect to the distribution, (i) an event of default exists under the Mortgage Indenture, (ii) Oglethorpe's equity as of the end of the immediately preceding fiscal quarter is less than 20% of Oglethorpe's total capitalization, or (iii) the aggregate amount expended for distributions on or after the date on which Oglethorpe's equity first reaches 20% of Oglethorpe's total capitalization exceeds 35% of Oglethorpe's aggregate net margins earned after such date. This last restriction, however, will not apply if, after giving effect to such distribution, Oglethorpe's equity as of the end of the immediately preceding fiscal quarter is not less than 30% of Oglethorpe's total capitalization.


RATES AND REGULATION

     Pursuant to the Amended and Restated Wholesale Power Contracts, dated August 1, 1996 (Wholesale Power Contracts) entered into between Oglethorpe and each of the Members, Oglethorpe is required to design capacity and energy rates that generate sufficient revenues to recover all costs, to establish and maintain reasonable margins and to meet its financial coverage requirements. Oglethorpe reviews its capacity rates at least annually to ensure that its fixed costs are being adequately recovered and, if necessary, adjusts its rates to meet its net margin goals. Oglethorpe establishes its energy rate to recover actual fuel and variable operations and maintenance costs.

     The rate schedule under the Wholesale Power Contracts implements on a long-term basis the assignment to each Member of responsibility for fixed costs. The monthly charges for capacity and other non-energy charges are based on a rate formula using the Oglethorpe budget. The Board of Directors may adjust these charges during the year through an adjustment to the annual budget. Energy charges are based on actual energy costs, whether incurred from generation or purchased power resources or under the power marketer arrangements.

     Under the Mortgage Indenture, Oglethorpe is required, subject to any necessary regulatory approval, to establish and collect rates that are reasonably expected, together with other revenues of Oglethorpe, to yield a Margins for Interest Ratio for each fiscal year equal to at least 1.10. The Margins for Interest Ratio is determined by dividing Margins for Interest by Interest Charges. Margins for Interest equal the sum of (i) Oglethorpe's net margins (after certain defined adjustments), (ii) Interest Charges and (iii) any amount included in net margins for accruals for federal or state income taxes. The definition of Margins for Interest takes into account any item of net margin, loss, gain or expenditure of any affiliate or subsidiary of Oglethorpe only if Oglethorpe has received such net margins or gains as a dividend or other distribution from such affiliate or subsidiary or if Oglethorpe has made a payment with respect to such losses or expenditures.

     The rate schedule also includes a prior period adjustment mechanism designed to ensure that Oglethorpe achieves the minimum 1.10 Margins for Interest Ratio. Amounts, if any, by which Oglethorpe fails to achieve a minimum
1.10 Margins for Interest Ratio would be accrued as of December 31 of the applicable year and collected from the Members during the period April through December of the following year. Amounts within a range from a 1.10 Margins for Interest Ratio to a 1.20 Margins for Interest Ratio would be retained as patronage capital. Amounts, if any, by which Oglethorpe exceeds the maximum 1.20 Margins for Interest Ratio would be charged against revenues as of December 31 of the applicable year and refunded to the Members during the period April through December of the following year. The rate schedule formula is intended to provide for the collection of revenues which, together with revenues from all other sources, are equal to all costs and expenses recorded by Oglethorpe, plus amounts necessary to achieve at least the minimum 1.10 Margins for Interest Ratio.

     For 1999, 1998 and 1997, Oglethorpe achieved a Margins for Interest Ratio of 1.10.

     Under the Mortgage Indenture and related loan contract with the Rural Utilities Service (RUS), adjustments to Oglethorpe's rates to reflect changes in Oglethorpe's budgets are not subject to RUS approval, except for any reduction in rates in a year following a year in which Oglethorpe has failed to meet the minimum 1.10 Margins for Interest Ratio set forth in the Mortgage Indenture. Changes to the rate schedule under the Wholesale Power Contracts are subject to RUS approval. Oglethorpe's rates are not subject to the approval of any other federal or state agency or authority, including the Georgia Public Service Commission (the GPSC).

RESULTS OF OPERATIONS

     POWER MARKETER ARRANGEMENTS

     Oglethorpe is utilizing long-term power marketer arrangements to reduce the cost of power to the Members. Oglethorpe entered into two power marketer agreements with LG&E Energy Marketing Inc. (LEM) effective January 1, 1997, for approximately 50% of the load requirements of the Members and an additional power marketer agreement with Morgan Stanley Capital Group Inc. (Morgan Stanley), effective May 1, 1997, with respect to 50% of the Members' then forecasted load requirements. The LEM agreements are based on the actual requirements of the Members during the contract term, whereas the Morgan Stanley agreement represents a fixed supply obligation. Generally, these arrangements reduce the cost of supplying power to the Members by limiting the risk of unit availability, by providing a guaranteed benefit for the use of excess resources and by providing future power needs at a fixed price. Through December 31, 1999, substantially all of Oglethorpe's generating facilities and power purchase arrangements were available for use by LEM and Morgan Stanley. Oglethorpe continues to be responsible for all of the costs of its system resources but receives revenue, as described below, from LEM and Morgan Stanely for the use of the resources.

     One of the two power marketer agreements with LEM, relating to two of the 39 Members, expired on December 31, 1999. The remaining agreement with LEM continues to cover approximately 50% of the load requirements of 37 Members. Most of Oglethorpe's generating facilities and power purchase arrangements continue to be available for use by LEM and Morgan Stanley under the terms of the respective agreements.

     In October 1998, LEM submitted a dispute to arbitration seeking to terminate the contract relating to 37 of the Members. On December 21, 1999, the arbitration panel ruled that the agreement is valid and must continue to be honored. Oglethorpe and LEM, however, are addressing a number of issues relating to administration of the agreement.

     CORPORATE RESTRUCTURING

     As a result of the Corporate Restructuring, the Statements of Revenues and Expenses for 1999 and 1998 reflect Oglethorpe's operations solely as a power supply company, whereas the Statements of Revenues and Expenses for 1997 reflect operations as a combined power supply, transmission and system operations company through March 31, 1997, and operations solely as a power supply company thereafter. Although the Corporate Restructuring was completed on March 11, 1997, pursuant to the restructuring agreement among Oglethorpe, GTC and GSOC, all transmission-related and systems operations-related revenues were assigned to Oglethorpe, and all transmission-related and systems operations-related costs were paid or reimbursed by Oglethorpe during the period March 11, 1997 through March 31, 1997.

     OPERATING REVENUES

SALES TO MEMBERS. Revenues from Members are collected pursuant to the Wholesale Power Contracts and are a function of the demand for power by the Members' consumers and Oglethorpe's cost of service. Revenues from sales to Members increased by 2.4% for 1999 compared to 1998 and increased by 9.6% for 1998 compared to 1997. Kilowatt-hours (kWh) sales to Members were 6.2% higher in 1999 compared to 1998 and 12.8% higher in 1998 compared to 1997. The average revenue per kWh from sales to Members decreased 3.6% for 1999 compared to 1998 and decreased 2.7% for 1998 compared to 1997. The components of Member revenues were as follows:

--------------------------------------------------------
                        1999         1998         1997
                           (dollars in thousands)
--------------------------------------------------------
Capacity revenues   $  613,974   $  623,464   $  652,910
Energy revenues .      508,362      472,440      347,409
                    ----------   ----------   ----------
Total ...........   $1,122,336   $1,095,904   $1,000,319
                    ==========   ==========   ==========
--------------------------------------------------------


     The decrease in capacity revenues from Members from 1997 to 1998 was primarily due to revenues of the transmission and system operations businesses previously reflected in Oglethorpe in the first quarter of 1997 prior to the Corporate Restructuring. For 1999, Member capacity revenues were reduced by $7 million as a result of an interim budget adjustment to reflect lower than expected decommissioning expense and higher than anticipated investment income.

     The increases in Member energy revenues over the past three years reflect both higher prices for energy purchased by Oglethorpe in the marketplace and greater volumes of energy sold to Members. Oglethorpe passes through actual energy costs to the Members such that energy revenues equal energy costs. Energy revenues from Members increased by 7.6% from 1998 to 1999 and by 36.0% from 1997 to 1998.

     The following table summarizes the amounts of kWh sold to Members and total revenues per kWh during each of the past three years:

-------------------------------------------
        KILOWATT-HOURS        CENTS PER
                            KILOWATT-HOUR
        (in thousands)
-------------------------------------------
1999    24,755,812             4.53
1998    23,315,950             4.70
1997    20,664,786             4.83(1)
-------------------------------------------

(1) EXCLUDES REVENUES RELATED TO THE TRANSMISSION AND SYSTEM OPERATIONS BUSINESSES EFFECTIVE APRIL 1, 1997.

     The 6.2% increase in kWh sales to Members in 1999 compared to 1998 was due to continued sales growth in the Members' service territories. In addition, Oglethorpe provided the Members with additional energy to offset lower delivery of hydroelectric power from Southeastern Power Administration due to lower than normal rainfall. In 1998, a hot summer combined with growth in the Member systems' service territories resulted in a 12.8% increase in kWh sales to Members.

     The energy portion of Member revenues per kWh increased 1.4% in 1999 compared to 1998 and 20.5% in 1998 compared to 1997. The increases in the cost of energy supplied to the Members resulted primarily from higher purchased power costs as discussed under "Operating Expenses" below.

SALES TO NON-MEMBERS. Sales of electric services to non-Members were primarily from energy sales to other utilities and power marketers, and pursuant to contractual arrangements with Georgia Power Company (GPC). The following table summarizes the amounts of non-Member revenues from these sources for the past three years:

------------------------------------------------------------
                                   1999      1998      1997
                                     (dollars in thousands)
------------------------------------------------------------
Sales to other utilities .....   $46,186   $28,890   $18,342
Sales to power marketers .....     7,710    19,373    14,623
GPC--power supply arrangements      --        --      12,360
ITS transmission agreements ..      --        --       2,208
                                 -------   -------   -------
Total ........................   $53,896   $48,263   $47,533
                                 =======   =======   =======
------------------------------------------------------------


     Sales to other utilities represent sales made directly by Oglethorpe. Oglethorpe sells for its own account any energy available from the portion of its resources dedicated to Morgan Stanley that is not scheduled by Morgan Stanley pursuant to its power marketer arrangements. Sales to other utilities were higher in 1999 compared to 1998 partly due to receiving a full year of capacity revenues in 1999 under an agreement entered into with Alabama Electric Cooperative to sell 100 megawatts
(MW) of capacity for the period June 1998 through December 2005 and partly due to higher energy prices experienced in the wholesale electricity markets during 1999. Sales to other utilities were higher in 1998 compared to 1997 due to three factors: (1) capacity revenues received from Alabama Electric Cooperative from June 1998 through December 1998; (2) revenues received from GPC for energy imbalance under terms of the Coordination Services Agreement; and (3) higher energy prices experienced in the wholesale electricity markets during the summer months of 1998.

     Sales to power marketers represent the net energy transmitted on behalf of LEM and Morgan Stanley off-system on a daily basis from Oglethorpe's total resources. Oglethorpe sold this energy to LEM at Oglethorpe's cost, subject to certain limitations, and to Morgan Stanley at a contractually fixed price. The volume of sales to power marketers depends primarily on the power marketers' decisions for servicing their load requirements.

     The third source of non-Member revenues was power supply arrangements with GPC. These revenues were derived, for the most part, from energy sales arising from dispatch situations whereby GPC caused co-owned coal-fired generating resources to be operated when Oglethorpe's system did not require all of its contractual entitlement to the generation. These revenues compensated Oglethorpe for its costs because, under the operating agreements, Oglethorpe was responsible for its share of fuel costs any time a unit operated. Pursuant to amendments to the Plant Wansley ownership and operating agreements, Oglethorpe elected to separately dispatch its ownership interest in Plant Wansley beginning May 1, 1997. Thereafter, Plant Wansley ceased to be a source of this type of sales transaction; therefore, this type of sale to GPC has ended.

     The fourth source of non-Member revenues was primarily payments from GPC for use of the Integrated Transmission System (ITS) and related transmission interfaces. GPC compensated Oglethorpe to the extent that Oglethorpe's percentage of investment in the Integrated Transmission System exceeded its percentage use of the system. In such case, Oglethorpe was entitled to compensation for the use of its investment by the other Integrated Transmission System participants. As a result of the Corporate Restructuring, all of the revenues in this category have accrued to GTC since April 1, 1997.

     OPERATING EXPENSES

     Oglethorpe's operating expenses increased 4.7% in 1999 compared to 1998 and increased 14.4% in 1998 compared to 1997. The higher operating expenses in 1999 were primarily attributable to increases in production expenses and purchased power costs. The increase in operating expenses from 1997 to 1998 resulted primarily from higher purchased power costs, but were also affected by changes in fuel and production expenses.

     The increase in production expenses in 1999 was primarily due to three factors: (1) write-off of $3.6 million of obsolete inventory at Plants Vogtle, Hatch, Wansley and Scherer; (2) approximately $2 million in expenses resulting from a GPC workforce reduction at Plants Vogtle and Hatch; and (3) expenses incurred for the LEM arbitration and other special projects totaling $4.9 million. Production expenses were higher in 1998 than in 1997 partly as a result of unscheduled maintenance outages at Plant Scherer Unit No. 1 and Plant Vogtle Unit No. 2 and partly due to higher amortization of deferred nuclear refueling outage costs.

     Total fuel costs increased 2.5% in 1999 compared to 1998 primarily as a result of a 2.4% increase in generation. The decrease in total fuel costs in 1998 compared to 1997 resulted partly from the difference in the mix of generation, with a higher percentage of the generation from nuclear and less fossil than in 1997. The higher nuclear generation was achieved as a result of having two refueling outages in 1998 compared to three in 1997. In addition, the average fossil fuel cost per megawatt-hour (MWh) for 1998 decreased by 8.4% compared to 1997 primarily due to lower coal prices.

     Purchased power costs increased 3.6% in 1999 compared to 1998 and increased 45.3% in 1998 compared to 1997 as result of higher purchased power energy costs, as follows:

-----------------------------------------------
                   1999        1998       1997
                    (dollars in thousands)
-----------------------------------------------
Capacity costs   $ 97,616   $115,599   $134,384
Energy costs .    304,103    272,063    132,491
                 --------   --------   --------
Total ........   $401,719   $387,662   $266,875
                 ========   ========   ========
-----------------------------------------------

     Purchased power capacity costs were 15.6% lower in 1999 compared to 1998 and 14.0% lower in 1998 compared to 1997 primarily due to the elimination on September 1 of 1998 and 1997 of a 250 MW component block (coal-fired units) of power under a power purchase agreement between Oglethorpe and GPC.

     Purchased power energy costs increased by 11.8% in 1999 compared to 1998, and by 105.3% in 1998 compared to 1997. The average cost of purchased power energy per MWh increased 11.1% in 1999 compared to 1998 and increased 53.3% in 1998 compared to 1997. The increase in average cost in 1999 compared to 1998 resulted from slightly higher energy prices. The increase in average cost in 1998 compared to 1997 resulted primarily from significant increases in spot market prices of energy in the summer of 1998. Due to prolonged hot weather, Oglethorpe was forced to purchase energy in the spot market in the summer of 1998 to meet the Members' needs.

     The volumes of purchased power decreased by 6.7% in 1999 compared to 1998, and increased by 34.0% in 1998 compared to 1997. The higher volumes of purchased power in 1998 were utilized to serve Member load that was not contractually provided by the power marketers, which resulted in a significant increase in the average kWh cost of energy to the Members.

     Purchased power expenses for the years 1997 through 1999 include the cost of capacity and energy purchases under various long-term power purchase agreements. These long-term agreements have, in some cases, take-or-pay minimum energy requirements. For 1997 through 1999, Oglethorpe utilized its energy from these power purchase agreements in excess of the take-or-pay requirements. Oglethorpe's capacity and energy expenses under these agreements amounted to approximately $133 million in 1999, $173 million in 1998 and $176 million in 1997. For a discussion of the power purchase agreements, see Note 9 of Notes to Financial Statements.

     The increase in depreciation and amortization for 1999 compared to 1998 resulted from the amortization of project costs for the Vogtle radioactive waste facility. See Note 1 of Notes to Financial Statements.

     For 1997, other operating expenses reflected expenses for the power delivery portion of the business (which was subsequently transferred to GTC in connection with the Corporate Restructuring) for the period prior to April 1, 1997.

     OTHER INCOME (EXPENSE)

     Investment income was higher in 1999 compared to 1998 partly due to higher earnings from the decommissioning fund and partly due to interest earnings on the notes and interim financing receivable from Smarr EMC relating to the Smarr Energy Facility and the Sewell Creek Energy Facility. For 1999, the increase in income under the caption "Other" is due in part to a gain of $849,000 from the sale of rail cars and a $1,005,000 increase in income from Oglethorpe's membership in GTC. In 1997, the caption "Other" reflected a margin of approximately $1.2 million related to Oglethorpe's marketing services business which was subsequently transferred to a third party.

     INTEREST CHARGES

     Net interest charges decreased for 1998 compared to 1997 due to the debt assumed by GTC in connection with the Corporate Restructuring. The increase in amortization of debt discount and expense for 1999 compared to 1998 and for 1998 compared to 1997 was primarily due to the accelerated amortization of $7 million and $24 million in premiums paid to the Federal Financing Bank (FFB) for refinancing $89 million and $424 million of debt in 1999 and 1998, respectively. These costs are being amortized over a period of approximately 3 years and 3 1/2 years beginning in 1999 and 1998, respectively. See "Financial Condition--REFINANCING TRANSACTIONS" for further discussion.

     NET MARGIN AND COMPREHENSIVE MARGIN

     Oglethorpe's net margin for 1999, 1998 and 1997 were $19.9 million, $21.1 million and $22.4 million, respectively. Oglethorpe's margin requirement is based on a ratio applied to interest charges. Accordingly, the reduction in interest charges resulting from interest costs savings from refinancing transactions and the transfer of debt to GTC related to the Corporate Restructuring reduced Oglethorpe's margin requirement. Comprehensive margin for Oglethorpe is net margin adjusted for the net change in unrealized gains and losses on investments in available-for-sale securities.

FINANCIAL CONDITION

     GENERAL

     The principal changes in Oglethorpe's financial condition in 1999 were due to property additions, an increase in the amount of commercial paper outstanding and an increase in patronage capital.

     Property additions, including nuclear fuel purchases, totaled $50 million, and were funded entirely with funds from operations.

     The $89 million of commercial paper outstanding at year-end was issued to fund, on an interim basis, construction of a combustion turbine project as more fully discussed below.

     Oglethorpe achieved a net margin of $19.9 million in 1999; however, Oglethorpe's equity (patronage capital) increased by only $17.3 million due to a net change in unrealized loss on available-for-sale securities.

     CAPITAL REQUIREMENTS

     As part of its ongoing capital planning, Oglethorpe forecasts expenditures required for generation facilities and other capital projects. The table below details these expenditure forecasts for 2000 through 2002. Actual construction costs may vary from the estimates listed below because of factors such as changes in business conditions, fluctuating rates of load growth, environmental requirements, design changes and rework required by regulatory bodies, delays in obtaining necessary federal and other regulatory approvals, construction delays, cost of capital, equipment, material and labor, and decisions to construct, rather than purchase, additional capacity.

------------------------------------------------------------
                       CAPITAL EXPENDITURES
                      (DOLLARS IN THOUSANDS)
------------------------------------------------------------
YEAR    GENERATING      NUCLEAR GENERAL
        PLANT(1)        FUEL    PLANT   AFUDC(2)        TOTAL

 2000   $ 20,016   $ 46,323   $  9,129   $  1,959   $ 77,427
 2001     26,237     48,612      3,596      1,654     80,099
 2002     52,770     47,216      3,596      2,217    105,799
        --------   --------   --------   --------   --------
Total   $ 99,023   $142,151   $ 16,321   $  5,830   $263,325
        ========   ========   ========   ========   ========
------------------------------------------------------------

(1) Consists of capital expenditures required for replacements and additions to facilities in service and compliance with environmental regulations.

(2) Allowance for funds used during construction of generation and general plant facilities.

     Oglethorpe's investment in electric plant, net of depreciation, was approximately $3.3 billion as of December 31, 1999. Expenditures for property additions during 1999 amounted to $50 million and were funded entirely from operations. These expenditures were primarily for additions and replacements to generation facilities and for purchases of nuclear fuel.

     In addition to the funds needed for capital expenditures, approximately $364 million will be required over the next three years (2000-2002) for current sinking fund requirements and maturities of long-term debt. Of this amount, $276 million, or 76%, relates to the repayment of RUS and FFB debt. Excluded from these amounts is the amount of debt assumed by GTC and GSOC as part of the Corporate Restructuring.

     LIQUIDITY AND SOURCES OF CAPITAL

     In the past, Oglethorpe has obtained the majority of its long-term financing from RUS-guaranteed loans funded by FFB. Oglethorpe has also obtained a substantial portion of its long-term financing requirements from the issuance of pollution control bonds (PCBs).

     In addition, Oglethorpe's operations have consistently provided a sizable contribution to its funding of capital requirements, such that internally generated funds have provided interim funding or long-term capital for nuclear fuel reloads, new generation, general plant facilities, replacements and additions to existing facilities, and retirement of long-term debt. Oglethorpe anticipates that it will meet its future capital requirements through 2002 primarily with funds generated from operations and, if necessary, with short-term borrowings.

     The interest rate swap arrangements relating to two PCB transactions and the Rocky Mountain lease transactions contain certain minimum liquidity requirements. As of December 31, 1999, Oglethorpe was required to maintain minimum liquidity of $79 million under these agreements, and its available liquidity exceeded that amount. See Note 2 of Notes to Financial Statements for further discussion of these transactions.

     To meet short-term cash needs and liquidity requirements, Oglethorpe had, as of December 31, 1999, (i) approximately $223 million in cash and temporary cash investments, (ii) $75 million in other short-term investments and (iii) up to $222 million available under the following credit facilities:

----------------------------------------------------
                              AUTHORIZED AVAILABLE
SHORT-TERM CREDIT FACILITIES    AMOUNT  AMOUNT
                             (DOLLARS IN THOUSANDS)
----------------------------------------------------
Committed line of credit:
 Commercial paper .........   $260,000   $172,000
Uncommitted line of credit:
 National Rural Utilities
 Cooperative Finance
  Corporation (CFC) .......     50,000     50,000
----------------------------------------------------

     Under its commercial paper program, Oglethorpe may issue commercial paper not to exceed $260 million outstanding at any one time. The commercial paper is backed 100% by committed lines of credit provided by a group of banks that was syndicated by Bank of America.

     As of December 31, 1999, $88 million of commercial paper was outstanding. This commercial paper was issued to fund, on an interim basis, construction of a 492 MW combustion turbine facility, Sewell Creek Energy Facility (Sewell Creek), expected to be completed by June 2000. This facility is owned by Smarr EMC, a cooperative owned by 37 of Oglethorpe's 39 Members. Oglethorpe expects that by June 2000, Smarr EMC will secure, on a non-recourse basis to Oglethorpe, permanent financing for Sewell Creek and repay Oglethorpe for the interim financing. The maximum amount of commercial paper that is expected to be outstanding in 2000 in conjunction with this interim financing is $186 million.

     REFINANCING TRANSACTIONS

     Oglethorpe has a program under which it is refinancing, on a continued tax-exempt basis, the annual principal maturities of serial bonds and the annual sinking fund payments of term bonds originally issued on behalf of Oglethorpe by the Development Authority of Burke County and the Development Authority of Monroe County. The refinancing of these PCB principal maturities allows Oglethorpe to preserve a low-cost source of financing. To date, Oglethorpe has refinanced approximately $89 million under this program, including $20 million of PCB principal which matured on January 1, 2000. Oglethorpe also has Board approval to refinance Burke and Monroe principal maturing on January 1, 2001 and January 1, 2002.

     In connection with the Corporate Restructuring GTC assumed certain indebtedness of Oglethorpe, including a portion of the indebtedness associated with PCBs. Under the terms of an indemnity agreement executed in connection with this assumption of PCB indebtedness, GTC is entitled to participate in any refinancing of this PCB debt by Oglethorpe by agreeing to assume a portion of the refinancing debt.

     In 1997 and 1998, GTC participated in the issuance of bonds (the 98/99 Refinancing Bonds) to refinance the Burke and Monroe principal payments due January 1, 1998 and January 1, 1999. However, in 1999, GTC agreed with Oglethorpe not to participate in the refinancing of the principal payments due January 1, 2000 and the refinancing of the 98/99 Refinancing Bonds. Pursuant to this agreement, Oglethorpe provided a discount of approximately $2.6 million on the $8.6 million of principal payments due from GTC in connection with such refinancings. GTC has also agreed, on similar terms, not to participate in the planned refinancings of the principal payments due January 1, 2001 and January 1, 2002.

     In 1999, Oglethorpe refinanced $89 million of FFB debt with long-term fixed rates and paid a $7 million premium in connection with the refinancing. The premium is being amortized on an accelerated basis over three and one-half years.

     On December 30, 1999, Oglethorpe received $14 million in cash as a result of a sale-leaseback transaction on 297 rail cars.

     The average interest rate on long-term debt decreased from 6.15% at December 31, 1998 to 6.10% at December 31, 1999.

MISCELLANEOUS

     COMPETITION

     The electric utility industry in the United States continues to undergo fundamental changes and continues to become increasingly competitive. These changes have been promoted by:

     -    the Energy Policy Act of 1992;

     - recently adopted and proposed policies from the Federal Energy Regulatory Commission (FERC) regarding mergers, transmission access and pricing and regional transmission organizations;

     -    federal and state deregulation initiatives;

     -    increased consolidation and mergers of electric utilities;

     -    the proliferation of power marketers and independent power producers;

     -    generation surpluses;

     -    deficits and transmission constraints in certain regional markets;

     -    generation technology;

     -    and other factors.

     Some states have implemented varying forms of retail competition among power suppliers. Most other states are either in the process of implementing retail competition or are considering legislation to implement retail competition. Proposed federal legislation could mandate or encourage retail competition in every state and otherwise deregulate the industry. No legislation related to retail competition has yet been enacted in Georgia, and no bill is currently pending in the Georgia legislature which would amend the Georgia Territorial Electric Service Act (the Territorial Act) or otherwise affect the exclusive right of the Members to supply power to their current service territories. In 1997, after a series of workshops, the GPSC issued a report identifying electric industry restructuring issues, potential resolutions and the views of the parties who participated in the workshops. As a result of the GPSC's order in the 1998 GPC rate case, the GPSC has opened a docket to address the mechanics of how stranded costs and stranded benefits should be calculated, the estimated range of stranded costs and benefits, the proper level of cost recovery, and the proper disposition of any stranded benefits.
The GPSC does not have the authority under Georgia law to order retail competition or amend the Territorial Act. Oglethorpe and the Members are voluntarily providing information and participating in the GPSC proceedings. Oglethorpe and the Members are also actively monitoring and studying legislative initiatives in Congress and in other states to take advantage of the experiences of cooperatives and other utilities in other states to protect their interests in any future legislative activities in Georgia.

     Under current Georgia law, the Members generally have the exclusive right to provide retail electric service in their respective territories. Since 1973, however, the Territorial Act has permitted limited competition among electric utilities located in Georgia for sales of electricity to certain large commercial or industrial customers. The owner of any new facility may receive electric service from the power supplier of its choice if the facility is located outside of municipal limits and has a connected demand upon initial full operation of 900 kilowatts or more. The Members, with Oglethorpe's support, are actively engaged in competition with other retail electric suppliers for these new commercial and industrial loads. While the competition for 900-kilowatt loads represents only limited competition in Georgia, this competition has given Oglethorpe and the Members the opportunity to develop resources and strategies to prepare for an increasingly competitive market.

     Oglethorpe cannot predict at this time the outcome of the various developments that may lead to increased competition in the electric utility industry or the effect of such developments on Oglethorpe or the Members. Nonetheless, Oglethorpe has taken several steps to prepare for and adapt to the fundamental changes that have occurred or appear likely to occur in the electric utility industry and to reduce stranded costs. In 1997, Oglethorpe divided itself into separate generation, transmission and system operations companies in order to better serve its Members in a deregulated and competitive environment. Oglethorpe also has pursued an interest cost reduction program, which has included refinancings and prepayments of various debt issues, and that has provided significant cost savings. Oglethorpe has also entered into arrangements with power marketers to obtain the value that can be brought by power marketers and to provide for future load requirements without taking all the risk associated with traditional suppliers. (See "Results of Operations--POWER MARKETER ARRANGEMENTS.")


     Oglethorpe and the Members continue to consider and evaluate a wide array of other potential actions to reduce costs, to reduce risks of the increasingly competitive generation business and to respond more effectively to increasing competition. Among the alternatives subject to such consideration are:

     - additional power marketing arrangements or other alliance arrangements;

     - whether potential load fluctuation risks in a competitive retail environment can be shifted to other wholesale suppliers;

     - whether power supply requirements will continue to be met by the current mix of ownership and purchase arrangements;

     - whether power supply resources will be owned by Oglethorpe or by other entities;

     - whether disposition of existing assets or asset classes would be advisable;

     -    the effects of nuclear license extensions;

     - the effects of proliferation of services offered by electric utilities;

     - and other regulatory and business changes that may affect relative values of generation classes or have impacts on the electric industry.

     These activities are in various stages of study and consideration. Such studies and consideration necessarily take account of and are subject to legal, regulatory and contractual (including financing and plant co-ownership arrangements) considerations.

     Many Members are now providing or considering proposals to provide non-traditional products and services such as telecommunications and other services. Depending on the nature of future competition in

Georgia, there could be reasons for the Members to separate their physical distribution business from their energy business, or otherwise restructure their current businesses to operate more effectively under retail competition.

     Recent announcements relating to sales of nuclear generation units and applications for nuclear license extensions are of interest to Oglethorpe because of its substantial investment in nuclear generation. As a consequence of these and other developments in the industry, in 1999 RUS and Oglethorpe began conceptual discussions regarding nuclear generation units and related indebtedness. Oglethorpe is currently evaluating the feasibility of this concept and may continue further discussions with RUS on this matter.

     Oglethorpe's ongoing consideration of industry trends and developments in general, and specifically its strategic alternatives with respect to existing and future power supply arrangements and its efforts to explore options with RUS, may present opportunities for Oglethorpe to reduce costs, reduce risks and otherwise to respond more effectively to increasing competition. However, Oglethorpe cannot predict at this time the results of these matters or any action Oglethorpe might take based thereon.

     Oglethorpe has deferred recognition of certain costs of providing services to the Members and certain income items pursuant to Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." Note 1 of Notes to Financial Statements sets forth the regulatory assets and liabilities reflected on Oglethorpe's balance sheet as of December 31, 1999. Regulatory assets represent certain costs that are assured to be recoverable by Oglethorpe from the Members in the future through the ratemaking process. Regulatory liabilities represent certain items of income that are being retained by Oglethorpe and that will be applied in the future to reduce Member revenue requirements. (See "General--Rates and Regulation.") In the event that competitive or other factors result in cost recovery practices under which Oglethorpe can no longer apply the provisions of SFAS No. 71, Oglethorpe would be required to eliminate all regulatory assets and liabilities that could not otherwise be recognized as assets and liabilities by businesses in general. In addition, Oglethorpe would be required to determine any impairment to other assets, including the plant, and write-down of those assets, if impaired, to their fair value.

     DECOMMISSIONING COSTS

     The staff of the Securities and Exchange Commission has questioned certain of the current accounting practices of the electric utility industry regarding the recognition, measurement and classification of decommissioning costs for nuclear generating facilities in financial statements of electric utilities. In response to these questions, the Financial Accounting Standards Board has issued an Exposure Draft of a proposed Statement on "Accounting for Certain Liabilities Related to Closure or Removal of Long-Lived Assets." The proposed Statement would require the recognition of the entire obligation for decommissioning at its present value as a liability in the financial statements. Rate-regulated utilities would also recognize an offsetting asset for differences in the timing of recognition of the costs of decommissioning for financial reporting and ratemaking purposes. Oglethorpe's management does not believe that this proposed Statement would have an adverse effect on results of operations due to its current and future ability to recover decommissioning costs through rates.

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

     YEAR 2000

OGLETHORPE'S YEAR 2000 PROJECT. The Year 2000 issue, which is common to most corporations, concerns the ability of certain hardware, software, databases and other devices that use microprocessors to properly recognize date-sensitive information related to the Year 2000 and thereafter. Oglethorpe is heavily dependent upon complex computer systems for all phases of power supply operations. Oglethorpe's operations include both information technology (IT) systems, such as billing systems, financial accounting systems, and human resource/payroll systems, as well as non-IT systems that may have embedded microprocessors, such as those relating to operations of the Rocky Mountain Pumped Storage Hydroelectric Facility (Rocky Mountain), generation substations and Oglethorpe's headquarters facilities.

     The statewide electrical system serving Georgia's electric cooperatives experienced no outages related to the Year 2000 issue at midnight on December 31, 1999. Since then, no problems have been reported concerning any of Oglethorpe's internal systems or any third-party systems related to Oglethorpe's systems.

RELATIONSHIPS WITH THIRD PARTIES. As of December 31, 1999, all of the Members met the GPSC's schedule for Year 2000 readiness. None of the Members have reported any problems related to the Year 2000 issue.

     All of Oglethorpe's co-owned generating plants, except Rocky Mountain, are operated by GPC on behalf of itself as a co-owner and as agent for the other co-owners. GPC's parent company, The Southern Company (Southern) performed all Year 2000 remediation and testing on all generation plants that are operated by GPC. Oglethorpe is not aware of any problems at these plants related to the Year 2000 issue. Oglethorpe estimates that approximately $4.7 million will be billed by Southern based on its ownership share of the co-owned generation plants, of which approximately $4.5 million has been paid. Remaining costs will be expensed in 2000. Southern is subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and, in accordance therewith, files reports and other information with the Securities and Exchange Commission. No third parties have reported to Oglethorpe any problems related to the Year 2000 issue. Oglethorpe may not, however, be aware of all third parties' Year 2000 problems.

PROJECT COSTS. In addition to the $4.7 million expected to be paid to Southern, Oglethorpe incurred project costs of approximately $5.3 million. Oglethorpe incurred these costs to upgrade its internal systems, including those relating to Rocky Mountain, and to upgrade or replace its externally developed financial accounting, procurement and materials management systems. These costs also were incurred to perform a management evaluation of the Year 2000 project, contingency planning and preparedness evaluation of key business relationships.

     Oglethorpe's policy is to expense as incurred the maintenance and modification costs of existing software, including those associated with the Year 2000 project, and to capitalize and amortize over its useful life the cost of new software. Oglethorpe plans to pay for remaining Year 2000 costs with general corporate funds. Year 2000 costs are being recovered from the Members through Oglethorpe's rates.

     Actual results, costs and risks related to Year 2000 issues may materially differ from those that Oglethorpe expects or estimates. Factors that might cause material differences include, but are not limited to, undetected Year 2000 problems with Oglethorpe's internal systems, unreported Year 2000 problems of third parties, and Oglethorpe's ability to develop adequate contingency plans to respond to unforeseen Year 2000 problems.

     FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

     This Annual Report on Form 10-K contains forward-looking statements, including statements regarding, among other items, (i) anticipated trends in Oglethorpe's business, (ii) Oglethorpe's future power supply resources and arrangements, (iii) disclosures regarding market risk included in Item 7A, and
(iv) other management issues such as the Year 2000 issue. These forward-looking statements are based largely on Oglethorpe's current expectations and are subject to a number of risks and uncertainties, certain of which are beyond Oglethorpe's control. For certain factors that could cause actual results to differ materially from those anticipated by these forward-looking statements, see "COMPETITION" and "YEAR 2000" herein and "CERTAIN FACTORS AFFECTING THE ELECTRIC UTILITY INDUSTRY" in Item 1. In light of these risks and uncertainties, Oglethorpe can give no assurance that events anticipated by the forward-looking statements contained in this Annual Report will in fact transpire.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Oglethorpe is exposed to market risk, including changes in interest rates, in the value of equity securities, and in the market price of electricity. Oglethorpe's use of derivative financial or commodity instruments is for the purpose of mitigating business risks and is not for trading purposes.

INTEREST RATE RISK

     Oglethorpe is exposed to the risk of changes in interest rates due to the significant amount of financing obligations it has entered into, including fixed and variable rate debt and interest rate swap transactions. Oglethorpe's objective in managing interest rate risk is to maintain a balance of fixed and variable rate debt that will lower its overall borrowing costs within reasonable risk parameters. As part of this debt management strategy, Oglethorpe has a guideline of having between 15% and 30% variable rate debt to total debt. Oglethorpe currently has 13% of its debt in a variable rate mode.

     The table below details Oglethorpe's debt instruments and provides the fair value at December 31, 1999, the outstanding balance at the beginning and end of each year and the annual principal maturities and associated average interest rates.

                                                              (DOLLARS IN THOUSANDS)

                            FAIR VALUE                                       COST
                            ----------   ---------------------------------------------------------------------------------------
                               1999          2000          2001           2002          2003           2004          THEREAFTER
                               ----          ----          ----           ----          ----           ----          ----------
FIXED RATE DEBT
---------------
Beginning of year ........               $ 2,531,049    $ 2,419,304    $ 2,321,480    $ 2,219,009    $ 2,059,639    $   1,939,716
Maturities ...............                  (111,745)       (97,824)      (102,471)      (159,370)      (119,923)
                                         -----------    -----------    -----------    -----------    -----------
End of year .............. $ 2,457,761   $ 2,419,304    $ 2,321,480    $ 2,219,009    $ 2,059,639    $ 1,939,716
                                         ===========    ===========    ===========    ===========    ===========
Average interest rate ....                      6.04%          6.06%          6.07%          6.18%          6.08%            6.46%

VARIABLE RATE DEBT
------------------
Beginning of year ........               $   428,590    $   424,136    $   419,594    $   415,013    $   364,320    $     359,647
Maturities ...............                    (4,454)        (4,542)        (4,581)       (50,693)        (4,673)
                                         -----------    -----------    -----------    -----------    -----------
End of year .............. $   405,336   $   424,136    $   419,594    $   415,013    $   364,320    $   359,647
                                         ===========    ===========    ===========    ===========    ===========

Average interest rate(1)..                      5.08%          5.49%          5.79%          7.18%          5.86%            4.91%

INTEREST RATE SWAPS(2)
----------------------
Beginning of year ........               $   264,984    $   260,149    $   256,001    $   251,420    $   246,536    $     241,315
Maturities ...............                    (4,835)        (4,148)        (4,581)        (4,884)        (5,221)
                                         -----------    -----------    -----------    -----------    -----------
End of year .............. $   264,984   $   260,149    $   256,001    $   251,420    $   246,536    $   241,315
                                         ===========    ===========    ===========    ===========    ===========

Average interest  rate ...                      5.82%          5.82%          5.83%          5.83%          5.83%            5.80%
Unrealized loss on swaps.. $   (18,935)

(1) Future variable debt interest rates are adjusted based on a forward U.S. Treasury yield curve.

(2) The interest rate swaps converted variable rate underlying debt to a fixed rate.

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

     Under the swap arrangements, Oglethorpe is obligated to make periodic payments to AIG-FP based on a notional principal amount equal to the aggregate principal amount of the bonds outstanding during the period and a contractual fixed rate ("Fixed Rate"), and AIG-FP is obligated to make periodic payments to Oglethorpe based on a notional principal amount equal to the aggregate principal amount of the bonds outstanding during the period and a variable rate equal to the variable rate of interest accruing on the bonds during the period ("Variable Rate"). These payment obligations are netted, such that if the Variable Rate is less than the Fixed Rate, Oglethorpe makes a net payment to AIG-FP. Likewise, if the Variable Rate is higher than the Fixed Rate, Oglethorpe receives a net payment from AIG-FP. Thus, although changes in the Variable Rate affect whether Oglethorpe is obligated to make payments to AIG-FP or is entitled to receive payments from AIG-FP, the effective interest rate Oglethorpe pays with respect to the PCBs is not affected by changes in interest rates. The Fixed Rate for the $200 million of variable rate bonds issued in 1993 is 5.67% and the Fixed Rate for the $122 million of variable rate bonds issued in 1994 is 6.01%. At December 31, 1999, the bonds issued in 1993 carried a variable rate of interest of 5.40% and the bonds issued in 1994 carried a variable rate of interest of 5.65%. For the three years ended December 31, 1997, 1998 and 1999, Oglethorpe has made in connection with both interest rate swap arrangements combined net swap payments to AIG-FP (net of amounts assumed by GTC) of $6.4 million, $6.3 million, and $6.7 million, respectively.

     The swap arrangements extend for the life of these PCBs. If the swap arrangements were to be terminated while the PCBs are still outstanding, Oglethorpe or AIG-FP may owe the other party a termination payment depending on a number of factors, including whether the fixed rate then being offered under comparable swap arrangements is higher or lower than the Fixed Rate. Under the terms of the swap agreements, AIG-FP has limited rights to terminate the swaps only upon the occurrence of specified events of default or a reduction in ratings on Oglethorpe's PCBs, without credit enhancement, to a level that is below investment grade. Oglethorpe estimates that its maximum aggregate liability (net of GTC's assumed percentage) for termination payments under both swap arrangements had such payments been due on December 31, 1999 would have been approximately $19 million.

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

EQUITY PRICE RISK

     Oglethorpe maintains trust funds, as required by the NRC, to fund certain costs of nuclear decommissioning. (See Note 1(g) of Notes to Financial Statements in Item 8.) As of December 31, 1999, these funds were invested primarily in domestic equity securities, U.S. Government and corporate debt securities and asset-backed securities. By maintaining a portfolio that includes long-term equity investments, Oglethorpe intends to maximize the returns to be utilized to fund nuclear decommissioning, which in the long-term will better correlate to inflationary increases in decommissioning costs. However, the equity securities included in Oglethorpe's portfolio are exposed to price fluctuation in equity markets. A 10% decline in the value of the fund's equity securities as of December 31, 1999 would result in a loss of value to the fund of approximately $8 million. Oglethorpe actively monitors its portfolio by benchmarking the performance of its investments against certain indexes and by maintaining, and periodically reviewing, established target allocation percentages of the assets in its trusts to various investment options. Because realized and unrealized gains and losses from investment securities held in the decommissioning fund are directly added to or deducted from the decommissioning reserve, fluctuations in equity prices or interest rates do not affect Oglethorpe's net margin in the short-term.

COMMODITY PRICE RISK

     The market price of electricity is subject to price volatility associated with changes in supply and demand in electricity markets. Oglethorpe's exposure to electricity price risk relates to managing the supply of energy to the Members. To secure a firm supply of electricity and to limit price volatility associated with electricity purchases, Oglethorpe has taken several actions. Oglethorpe supplies substantially all of the Members' requirements from a combination of owned and leased generating plants and power purchased under long-term contracts with other power suppliers and power marketers. Therefore, only a small percentage of Oglethorpe's requirements is purchased in the short-term market, and further only a small portion of these requirements is covered by derivative commodity instruments. Oglethorpe's market price risk exposure on these instruments is not material. (See "OGLETHORPE POWER CORPORATION--Electric Rates" and "MEMBER REQUIREMENTS AND POWER SUPPLY RESOURCES" in Item 1.)

     Oglethorpe is reviewing its risk management practices pertaining to its power marketing and trading activities, and plans to implement a new comprehensive risk management policy in 2000. The policy also covers operational, market and credit risks arising from such transactions.

CHANGES IN RISK EXPOSURE

     Oglethorpe's exposure to changes in interest rates, the price of equity securities it holds, and electricity prices have not changed materially from the previous reporting period. Oglethorpe is not aware of any facts or circumstances that would significantly impact such exposure in the near future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                     PAGE
                                                                                                     ----
Statements of Revenues and Expenses,
   For the Years Ended December 31, 1999, 1998 and 1997..........................................       45

Statements of Patronage Capital,
   For the Years Ended December 31, 1999, 1998 and 1997..........................................       45

Balance Sheets, As of December 31, 1999 and 1998.................................................       46

Statements of Capitalization, As of December 31, 1999 and 1998...................................       48

Statements of Cash Flows,
   For the Years Ended December 31, 1999, 1998 and 1997 .........................................       49

Notes to Financial Statements....................................................................       50

Report of Management.............................................................................       63

Report of Independent Accountants................................................................       63

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

STATEMENTS OF REVENUES AND EXPENSES
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                                  (DOLLARS IN THOUSANDS)
                                                                           1999           1998            1997
Operating revenues (Note 1):

  Sales to Members ..................................................   $ 1,122,336    $ 1,095,904    $ 1,000,319
  Sales to non-Members ..............................................        53,896         48,263         47,533
                                                                        -----------    -----------    -----------
Total operating revenues ............................................     1,176,232      1,144,167      1,047,852
                                                                        -----------    -----------    -----------
Operating expenses:

  Fuel ..............................................................       196,182        191,399        206,315
  Production ........................................................       215,517        198,378        181,923
  Purchased power (Note 9) ..........................................       401,719        387,662        266,875
  Depreciation and amortization .....................................       130,883        124,074        126,730
  Income taxes (Note 3) .............................................          --             --             --
  Other operating expenses ..........................................          --             --            6,334
                                                                        -----------    -----------    -----------
Total operating expenses ............................................       944,301        901,513        788,177
                                                                        -----------    -----------    -----------
Operating margin ....................................................       231,931        242,654        259,675
                                                                        -----------    -----------    -----------
Other income (expense):

  Investment income .................................................        33,262         27,767         29,303
  Amortization of deferred gains (Notes 1 and 4) ....................         2,475          2,486          2,441
  Amortization of net benefit of sale of income
    tax benefits (Note 1) ...........................................        11,195         11,195         11,195
  Allowance for equity funds used during
    construction (Note 1) ...........................................           180            158            157
  Other .............................................................         3,433            687          3,550
                                                                        -----------    -----------    -----------
Total other income ..................................................        50,545         42,293         46,646
                                                                        -----------    -----------    -----------
Interest charges:

  Interest on long-term debt and capital leases .....................       224,489        236,692        261,290
  Other interest ....................................................        18,531         12,086         13,845
  Allowance for debt funds used during construction (Note 1) ........        (1,570)        (1,679)        (1,674)
  Amortization of debt discount and expense .........................        21,088         16,768         10,455
                                                                        -----------    -----------    -----------
Net interest charges ................................................       262,538        263,867        283,916
                                                                        -----------    -----------    -----------
Net margin ..........................................................        19,938         21,080         22,405
Net change in unrealized gain (loss) on available-for-sale
  securities.........................................................        (2,614)         1,112            738
                                                                        -----------    -----------    -----------
Comprehensive margin ................................................   $    17,324    $    22,192    $    23,143
                                                                        ===========    ===========    ===========



STATEMENTS OF PATRONAGE CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

                                                        (DOLLARS IN THOUSANDS)
                                                       1999        1998        1997
Patronage capital and membership fees -
  beginning of year (Note 1) ....................   $ 352,701   $ 330,509   $ 356,229
Comprehensive margin ............................      17,324      22,192      23,143
Special patronage capital distribution
  (Note 11)......................................        --          --       (48,863)
                                                    ---------   ---------   ---------
Patronage capital and membership fees-end of
  year...........................................   $ 370,025   $ 352,701   $ 330,509
                                                    =========   =========   =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

BALANCE SHEETS
DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                  (DOLLARS IN THOUSANDS)
                                                                    1999          1998
Assets

Electric plant (Notes 1, 4 and 6):

  In service ................................................   $ 4,854,037    $ 4,856,174
  Less: Accumulated provision for depreciation ..............    (1,625,933)    (1,510,888)
                                                                -----------    -----------
                                                                  3,228,104      3,345,286

  Nuclear fuel, at amortized cost ...........................        84,565         84,418
  Construction work in progress .............................        18,299         20,948
                                                                -----------    -----------
                                                                  3,330,968      3,450,652
                                                                -----------    -----------
Investments and funds (Notes 1 and 2):
  Decommissioning fund, at market ...........................       135,703        122,094
  Deposit on Rocky Mountain transactions, at cost ...........        59,579         55,755
  Bond, reserve and construction funds, at market ...........        31,158         32,909
  Investment in associated companies, at cost ...............        17,919         16,231
  Other, at cost ............................................         2,535          3,326
                                                                -----------    -----------
                                                                    246,894        230,315
                                                                -----------    -----------
Current assets:
  Cash and temporary cash investments, at cost (Note 1) .....       222,814        106,235
  Other short-term investments, at market ...................        75,482         73,356
  Receivables ...............................................       109,705        110,919
  Inventories, at average cost (Note 1) .....................        89,766         76,783
  Notes receivable (Note 5) .................................        94,070         45,151
  Prepayments and other current assets ......................        19,293         21,395
                                                                -----------    -----------
                                                                    611,130        433,839
                                                                -----------    -----------
Deferred charges:
  Premium and loss on reacquired debt,
    being amortized (Note 5).................................       196,289        206,729
  Deferred amortization of Scherer leasehold (Note 4) .......       101,404         99,297
  Discontinued projects, being amortized (Note 1) ...........        28,020         36,203
  Deferred debt expense, being amortized ....................        17,070         15,825
  Other (Note 1) ............................................        32,847         33,405
                                                                -----------    -----------
                                                                    375,630        391,459
                                                                -----------    -----------
                                                                $ 4,564,622    $ 4,506,265
                                                                ===========    ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------

                                                                       (DOLLARS IN THOUSANDS)
                                                                          1999          1998
Equity and Liabilities

Capitalization (see accompanying statements):
  Patronage capital and membership fees (Note 1) ....................   $  370,025   $  352,701
  Long-term debt ....................................................    3,103,590    3,177,883
  Obligation under capital leases (Note 4) ..........................      275,224      282,299
  Obligation under Rocky Mountain transactions (Note 1) .............       59,579       55,755
                                                                        ----------   ----------
                                                                         3,808,418    3,868,638
                                                                        ----------   ----------
Current liabilities:
  Long-term debt and capital leases due within one year (Note) ......      129,419       97,475
  Accounts payable ..................................................       69,555       46,676
  Notes payable (Note 5) ............................................       88,479       50,986
  Accrued interest ..................................................       50,201       10,074
  Other current liabilities .........................................        9,344       18,115
                                                                        ----------   ----------
                                                                           346,998      223,326
                                                                        ----------   ----------
Deferred credits and other liabilities:
  Gain on sale of plant, being amortized (Note 4) ...................       55,807       58,282
  Net benefit of sale of income tax benefits,
    being amortized (Note 1).........................................       18,021       26,030
  Net benefit of Rocky Mountain transactions,
    being amortized (Note 1).........................................       86,004       89,189
  Accumulated deferred income taxes (Note 3) ........................       63,203       63,203
  Decommissioning reserve (Note 1) ..................................      164,510      156,021
  Other .............................................................       21,661       21,576
                                                                        ----------   ----------
                                                                           409,206      414,301
                                                                        ----------   ----------
Commitments and Contingencies (Notes 4 and 9)
                                                                        $4,564,622   $4,506,265
                                                                        ==========   ==========

STATEMENTS OF CAPITALIZATION
DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                                                       (DOLLARS IN THOUSANDS)
                                                                                                       1999             1998
Long-term debt (Note 5):

  Mortgage notes payable to the Federal Financing Bank (FFB) at interest rates varying from 4.66% to 8.43% (average rate of 6.38% at December 31, 1999) due
    in quarterly installments through 2023 ......................................................   $ 2,326,730     $ 2,383,468

  Mortgage notes payable to the Rural Utilities Service (RUS) at an interest rate of
    5% due in monthly installments through 2021 .................................................        13,749          14,133

  Mortgage notes issued in conjunction with the sale by public authorities of pollution control revenue bonds (PCBs):

    - Series 1992A
       Serial bonds, 5.75% to 6.80%, due serially from 2000 through 2012 ........................       113,745*        119,360*

    - Series 1993
       Serial bonds, 4.15% to 5.25%, due serially from 2000 through 2013 ........................        34,544*         35,480*

    - Series 1993A
       Adjustable tender bonds, 5.40%, due 2000 through 2016 ....................................       195,015*        197,425*

    - Series 1993B
       Serial bonds, 4.15% to 5.05%, due serially from 2000 through 2008 ........................       113,750*        120,445*

    - Series 1994
       Serial bonds, 5.85% to 7.125%, due serially from 2000 through 2015 .......................         9,315*          9,685*
       Term bonds, 7.15% due 2016 to 2021 .......................................................        11,550*         11,550*

    - Series 1994A
       Adjustable tender bonds, 5.65%, due 2000 to 2019 .........................................       122,740*        122,740*

    - Series 1994B
       Serial bonds, 5.85% to 6.45%, due serially from 2000 through 2005 ........................         9,125*         10,590*

    - Series 1997A
       Adjustable tender bonds, 3.45% to November 1999, due 2018 ................................          --             5,330*

    - Series 1997C
       Adjustable tender bonds, 3.45% to November 1999, due 2018 ................................          --             9,305*

    - Series 1998A
       Adjustable tender bonds, variable rates 3.50% to 3.90%, due 2019 .........................       116,925*        116,925*

    - Series 1998B
       Adjustable tender bonds, variable rates 3.50% to 3.85%, due 2019 .........................       100,000*        100,000*

    - Series 1999B
       Adjustable tender bonds, daily variable rates, 5.05% on December 31, 1999, due 2020 ......        68,705            --

  Unsecured notes issued in conjunction with the sale by public authorities of pollution control revenue bonds:

    - Series 1996
       Adjustable tender bonds, 3.35% to December 1999, due in 2017 .............................          --            37,885

    - Series 1998A
       Adjustable tender bonds, 3.45% to November 1999, due 2019 ................................          --             5,615*

    - Series 1998C
       Adjustable tender bonds, 3.45% to November 1999, due 2019 ................................          --            10,570*

    - Series 1999A
       Adjustable tender bonds, daily variable rates, 5.05% on December 31, 1999, due 2020 ......        20,070            --

  CoBank, ACB notes payable:

    - Headquarters mortgage note payable: fixed at 5.73% through January 21, 2000,
       due in quarterly installments through January 1, 2009 ....................................         3,602           3,990
    - Transmission mortgage note payable: fixed at 6.85% through January 4, 2000; due in
       bi-monthly  installments through November 1, 2018 ........................................         1,797           1,822
    - Transmission mortgage note payable: fixed at 6.85% through January 4, 2000; due in
       bi-monthly installments through September 1, 2019 ........................................         6,906           6,987

    - Medium-term loan, variable at 6.32% to 6.73%, due at various maturities
       through March 2000, due March 31, 2003 ...................................................        46,065          46,065

  National Rural Utilities Cooperative Finance Corporation notes payable:
    - Medium-term loan fixed at 6.575%, due March 31, 2003 ......................................        46,065          46,065
                                                                                                   ------------     -----------
                                                                                                      3,360,398       3,415,435

  *Less: Portion (16.86%) of PCBs assumed by Georgia Transmission Corporation ...................      (135,775)       (147,563)
                                                                                                    ------------    -----------
  Total long-term debt, net .....................................................................     3,224,623       3,267,872

  Less: Long-term debt due within one year ......................................................      (121,033)        (89,989)
                                                                                                   ------------     -----------
Long-term debt, excluding amount due within one year ............................................     3,103,590       3,177,883
Obligation under capital leases, long-term (Note 4) .............................................       275,224         282,299
Obligation under Rocky Mountain transactions, long-term (Note 1) ................................        59,579          55,755
Patronage capital and membership fees (Note 1) ..................................................       370,025         352,701
                                                                                                   ------------     -----------
Total capitalization ............................................................................   $ 3,808,418     $ 3,868,638
                                                                                                   ============     ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                                   (DOLLARS IN THOUSANDS)
                                                                               1999         1998         1997
Cash flows from operating activities:

  Net margin ............................................................   $  19,938    $  21,080    $  22,405
                                                                            ---------    ---------    ---------
  Adjustments to reconcile net margin to net cash provided by operating activities:

      Depreciation and amortization .....................................     183,987      172,410      171,573
      Net benefit of Rocky Mountain transactions ........................        --           --         21,673
      Interest on decommissioning reserve ...............................      12,266        9,716       12,113
      Amortization of deferred gains ....................................      (2,474)      (2,486)      (2,441)
      Amortization of net benefit of sale of income tax benefits ........     (11,195)     (11,195)     (11,195)
      Allowance for equity funds used during construction ...............        (180)        (158)        (157)
      Deferred income taxes .............................................        --             86        1,132
      Option payment on power swap agreement ............................        --           --         (2,042)
      Other .............................................................        --         (4,171)         779

  Change in net current assets, excluding long-term debt due within one year:

      Receivables .......................................................       1,214       (5,025)       7,249
      Inventories .......................................................     (12,983)     (11,255)      15,316
      Prepayments and other current assets ..............................       2,102       (8,865)       2,025
      Accounts payable ..................................................      22,879       (4,427)       8,797
      Accrued interest ..................................................      40,128       (2,887)      (2,850)
      Accrued and withheld taxes ........................................        (188)        (302)      (4,423)
      Other current liabilities .........................................      (8,584)       9,472        2,903
                                                                            ---------    ---------    ---------
  Total adjustments .....................................................     226,972      140,913      220,452
                                                                            ---------    ---------    ---------
Net cash provided by operating activities ...............................     246,910      161,993      242,857
                                                                            ---------    ---------    ---------
Cash flows from investing activities:
  Property additions ....................................................     (49,516)     (43,904)     (63,527)
  Activity in decommissioning fund - Purchases ..........................    (608,471)    (504,720)    (435,799)
                                   - Proceeds ...........................     591,851      490,450      419,930
  Activity in bond, reserve and construction funds - Purchases ..........     (23,325)        --        (35,646)
                                                   - Proceeds ...........      24,053          893       57,035
  Decrease (increase) in other short-term investments ...................      (3,718)      24,137       (5,380)
  Decrease (increase) in investment in associated organizations .........      (1,688)        (291)        (561)
  Decrease (increase) in notes receivable ...............................          97           60         (734)
  Net cash received in Corporate Restructuring (Note 11) ................        --           --         24,540
                                                                            ---------    ---------    ---------
Net cash used in investing activities ...................................     (70,717)     (33,375)     (40,142)
                                                                            ---------    ---------    ---------
Cash flows from financing activities:
  Debt proceeds, net ....................................................      18,196       15,957        5,671
  Debt payments .........................................................     (68,517)     (86,889)    (229,242)
  Premium paid on refinancing of debt ...................................        --        (24,041)        --
  Increase in notes payable (Note 5) ....................................      37,493       50,986         --
  Increase in note receivable under interim financing agreement (Note 5)      (49,016)     (44,330)        --
  Special patronage capital distribution ................................        --           --        (48,863)
  Other .................................................................       2,230        2,719          151
                                                                            ---------    ---------    ---------
Net cash used in financing activities ...................................     (59,614)     (85,598)    (272,283)
                                                                            ---------    ---------    ---------
Net increase (decrease) in cash and temporary cash investments ..........     116,579       43,020      (69,568)
Cash and temporary cash investments at beginning of year ................     106,235       63,215      132,783
                                                                            ---------    ---------    ---------
Cash and temporary cash investments at end of year ......................   $ 222,814    $ 106,235    $  63,215
                                                                            =========    =========    =========
Cash paid for:
  Interest (net of amounts capitalized) .................................   $ 189,056    $ 240,270    $ 277,294
  Income taxes ..........................................................        --           --            830

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
a. BUSINESS DESCRIPTION

     Oglethorpe Power Corporation (Oglethorpe) is an electric membership corporation incorporated in 1974 and headquartered in suburban Atlanta. Oglethorpe provides wholesale electric service, on a not-for-profit basis, to 39 of Georgia's 42 Electric Membership Corporations (EMCs). These 39 electric distribution cooperatives (Members) in turn distribute energy on a retail basis to approximately 3.1 million people across two-thirds of the State. Oglethorpe is the nation's largest electric cooperative in terms of operating revenues, assets, kilowatt-hour sales and, through its Members, consumers served.

     Oglethorpe owns or leases undivided interests in thirteen generating units totaling 3,335 megawatts (MW) of capacity. Oglethorpe also purchases a total of 1,250 MW of capacity pursuant to power purchase agreements.

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

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 1999 and 1998 and the reported amounts of revenues and expenses for each of the three years ending December 31, 1999. Actual results could differ from those estimates.

c. PATRONAGE CAPITAL AND MEMBERSHIP FEES

     Oglethorpe is organized and operates as a cooperative. The Members paid a total of $195 in membership fees. Patronage capital includes retained net margin of Oglethorpe and the unrealized gain or loss on available-for-sale securities, excluding securities held in the decommissioning fund. For 1999, 1998 and 1997 the unrealized gain or loss on available-for-sale securities was ($1,609,000), $1,005,000 and ($107,000), respectively. As provided in the bylaws, any excess of revenue over expenditures from operations is treated as advances of capital by the Members and is allocated to each of them on the basis of their electricity purchases from Oglethorpe.

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

d. MARGIN POLICY

     For the years 1997 through 1999 under the Mortgage Indenture, Oglethorpe was required to produce a Margins for Interest (MFI) Ratio of at least 1.10.

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

     Revenues from Jackson EMC and Cobb EMC, two of Oglethorpe's Members, accounted for 11.8% and 11.7% in 1999, 11.4% and 12.8% in 1998, and 11.7% and
12.8% in 1997, respectively, of Oglethorpe's total operating revenues.

f. NUCLEAR FUEL COST

     The cost of nuclear fuel, including a provision for the disposal of spent fuel, is being amortized to fuel expense based on usage. The total nuclear fuel expense for 1999, 1998 and 1997 amounted to $46,226,000, $46,751,000 and
$47,123,000, respectively.

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

     Activities for adding dry cask storage capacity and potentially additional spent fuel pool rack capacity at Plant Hatch during 2000 are in progress. In addition, GPC, as agent for the co-owners of the plant, is a member of Private Fuel Storage, LLC, a joint utility effort to develop a private spent fuel storage facility for temporary storage of spent nuclear fuel. This facility is planned to begin operation as early as the year 2003.

     The Energy Policy Act of 1992 required that utilities with nuclear plants be assessed over a 15-year period an amount which will be used by DOE for the decontamination and decommissioning of its nuclear fuel enrichment facilities. The amount of each utility's assessment was based on its past purchases of nuclear fuel enrichment services from DOE. Based on its ownership in Plants Hatch and Vogtle, Oglethorpe has a remaining nuclear fuel asset of approximately $10,814,000, which is being amortized to nuclear fuel expense over the next 10 years. Oglethorpe has also recorded an obligation to DOE which approximated $8,265,000 at December 31, 1999.

g. NUCLEAR DECOMMISSIONING

     Oglethorpe's portion of the costs of decommissioning co-owned nuclear facilities is estimated as follows:

------------------------------------------------------------------
                              (DOLLARS IN THOUSANDS)
                         HATCH      HATCH       VOGTLE     VOGTLE
                       UNIT NO. 1  UNIT NO. 2  UNIT NO. 1 UNIT NO. 2
--------------------------------------------------------------------
Year of site study ..       1998       1998       1998       1998

Expected start date
   of decommissioning       2014       2018       2027       2029

Decommissioning cost:

Discounted ..........   $109,000   $133,000   $107,000   $130,000
Undiscounted ........    200,000    280,000    309,000    404,000
--------------------------------------------------------------------

     The decommissioning cost estimates are based on prompt dismantlement and removal of the plant from service. The actual decommissioning costs may vary from the above estimates because of changes in the assumed date of decommissioning, changes in regulatory requirements, changes in technology, and changes in costs of labor, materials and equipment.

     Based on the most recent Nuclear Regulatory Commission (NRC) funding requirement, Oglethorpe has determined that its existing decommmissioning reserve together with expected earnings on the external funds, should be sufficient to meet the current projected required funding levels for Plant Vogtle and Plant Hatch. Therefore, Oglethorpe did not record an annual provision for decommissioning in 1999 and Oglethorpe currently does not expect to record an annual provision for decommissioning in future years. The annual provision for decommissioning for 1998 and 1997 was $2,597,000 and $2,597,000, respectively. In developing the amount of the annual provision for 1998 and 1999, the escalation rate was assumed to be 2.72% and 3.6% and return on trust assets was assumed to be 8% and 8%, respectively. Oglethorpe accounts for this provision for decommissioning as depreciation expense with an offsetting credit to a decommissioning reserve. Oglethorpe's management is of the opinion that any changes in cost estimates of decommissioning can be recovered in future rates. In compliance with a NRC regulation, Oglethorpe maintains an external trust fund to provide for a portion of the cost of decommissioning its nuclear facilities. The NRC regulation requires funding levels based on average expected cost to decommission only the radioactive portions of a typical nuclear facility.

h. DEPRECIATION

     Depreciation is computed on additions when they are placed in service using the composite straight-line method. Annual depreciation rates in effect in 1999, 1998 and 1997 were as follows:

------------------------------------------------------------------------
                               1999             1998             1997
------------------------------------------------------------------------
        Steam production           2.15%           2.14%           2.13%
        Nuclear production         2.69%           2.77%           2.74%
        Hydro production           2.00%           2.00%           2.00%
        Other production           3.75%           3.75%           3.75%
        Transmission               2.75%           2.75%           2.75%
        Distribution             --              --                2.88%
        General              2.00-33.33%     2.00-20.00%     2.00-20.00%
------------------------------------------------------------------------

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

j. BOND, RESERVE AND CONSTRUCTION FUNDS

     Bond, reserve and construction funds for pollution control revenue bonds
(PCBs) are maintained as required by Oglethorpe's bond agreements. Bond funds serve as payment clearing accounts, reserve funds maintain amounts equal to the maximum annual debt service of each bond issue and construction funds hold bond proceeds for which construction expenditures have not yet been made. As of December 31, 1999 and 1998, substantially all of the funds were invested in U.S. Government securities.

k. CASH AND TEMPORARY CASH INVESTMENTS

     Oglethorpe considers all temporary cash investments purchased with a maturity of three months or less to be cash equivalents. Temporary cash investments with maturities of more than three months are classified as other short-term investments.

     At December 31, 1999 and 1998, $20,155,000 and $13,457,000 were restricted by PCBs trust indentures and were utilized in January 2000 and 1999 for payment of principal on certain PCBs, respectively.

l. INVENTORIES

     Oglethorpe maintains inventories of fossil fuels and spare parts for its generation plants. These inventories are stated at weighted average cost on the accompanying balance sheets.

     At December 31, 1999 and 1998, fossil fuels inventories were $31,787,000 and $18,692,000, respectively. Inventories for spare parts at December 31, 1999 and 1998 were $57,979,000 and $58,091,000, respectively.

m. DEFERRED CHARGES

     Oglethorpe accounts for nuclear refueling outage costs on a normalized basis. Under this method of accounting, refueling outage costs are deferred and subsequently amortized to expense over the 18-month operating cycle of each unit. Deferred nuclear outage costs at December 31, 1999 and 1998 were $18,483,000 and $17,163,000, respectively.

     As a result of the determination that the Plant Vogtle radioactive waste facility has no usefulness as a radioactive waste storage facility, the remaining project costs of $23,064,000 are reflected as deferred charges on the accompanying balance sheets. In 1998, Oglethorpe's Board of Directors authorized that these project costs be amortized and fully recovered through rates over a period of four years beginning in 1999.

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

o. REGULATORY ASSETS AND LIABILITIES

     Oglethorpe is subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." Regulatory assets represent certain costs that are assured to be recoverable by Oglethorpe from the Members in the future through the ratemaking process. Regulatory liabilities represent certain items of income that are being retained by Oglethorpe and that will be applied in the future to reduce Member revenue requirements. The following regulatory assets and liabilities were reflected on the accompanying balance sheets as of December 31, 1999 and 1998:

-------------------------------------------------------------------
                                             (dollars in thousands)
                                                1999         1998
-------------------------------------------------------------------
Premium and loss on reacquired debt ......   $ 196,289    $ 206,729
Deferred amortization of Scherer leasehold     101,404       99,297
Discontinued projects ....................      28,020       36,203
Other regulatory assets ..................      29,017       28,668
Net benefit of sale of income tax benefits     (18,021)     (26,030)
Net benefit of Rocky Mountain transactions     (86,004)     (89,189)
                                             ---------    ---------
                                             $ 250,705    $ 255,678
                                             =========    =========
-------------------------------------------------------------------

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

2. FAIR VALUE OF FINANCIAL INSTRUMENTS:

     A detail of the estimated fair values of Oglethorpe's financial instruments as of December 31, 1999 and 1998 is as follows:

--------------------------------------------------------------------------------
                                       (DOLLARS IN THOUSANDS)
                                   1999                          1998
                                             Fair                      Fair
                             Cost           Value         Cost        Value
--------------------------------------------------------------------------------
Cash and temporary cash
  investments:
  Commercial paper ..   $   220,941   $   220,941    $   105,567   $   105,567
  Cash and money
   market securities          1,873         1,873            668           668
                        -----------   -----------    -----------   -----------
Total ...............   $   222,814   $   222,814    $   106,235   $   106,235
                        ===========   ===========    ===========   ===========
Other short term
  investments .......   $    76,673   $    75,482    $    72,955   $    73,356
                        ===========   ===========    ===========   ===========
Bond, reserve and
  construction funds:
  U.S. Government
    securities ......   $    25,443   $    25,025    $    20,486   $    21,091
  Repurchase
    agreements ......         6,133         6,133         11,818        11,818
                        -----------   -----------    -----------   -----------
Total ...............   $    31,576   $    31,158    $    32,304   $    32,909
                        ===========   ===========    ===========   ===========
Decommissioning fund:
  U.S. Government
    securities ......   $    23,858   $    23,574    $    27,521   $    28,442
  Foreign government
    securities ......           732           656            732           738
  Commercial paper ..         2,387         2,388          4,785         4,784
  Corporate bonds ...        11,215        10,891         10,855        11,465
  Equity securities .        69,944        77,148         53,760        61,400
  Asset-backed
   securities .......         9,954         9,751          7,442         7,593
  Other bonds .......          --            --              940           944
  Cash and money
   market securities         11,293        11,295          6,728         6,728
                        -----------   -----------    -----------   -----------
Total ...............   $   129,383   $   135,703    $   112,763   $   122,094
                        ===========   ===========    ===========   ===========
Long-term debt ......   $ 3,103,590   $ 3,007,048    $ 3,177,883   $ 3,541,832
                        ===========   ===========    ===========   ===========
Interest rate swap
  (unrealized loss) .   $      --     $   (18,935)   $      --     $   (49,350)
                        ===========   ===========    ===========   ===========
--------------------------------------------------------------------------------

     The contractual maturities of debt securities available for sale at December 31, 1999 and 1998, regardless of their balance sheet classification, are as follows:

--------------------------------------------------------------------
                                    (DOLLARS IN THOUSANDS)
                                    1999              1998
                                        Fair                Fair
                               Cost     Value     Cost      Value
--------------------------------------------------------------------
Due within one year          $ 6,818   $ 6,866   $16,556   $16,593
Due after one year
  through five years          36,017    35,509    26,163    27,082
Due after five years
  through ten years           11,597    11,262    13,504    13,739
Due after ten years           22,902    22,393    23,572    24,676
                             -------   -------   -------   -------
                             $77,334   $76,030   $79,795   $82,090
                             =======   =======   =======   =======
--------------------------------------------------------------------

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

     A portion (16.86%) of the interest rate swap arrangements was assumed by GTC as part of the Corporate Restructuring. Under the interest rate swap arrangements, Oglethorpe makes payments to the counterparty based on the notional principal at a contractually fixed rate and the counterparty makes payments to Oglethorpe based on the notional principal at the existing variable rate of the refunding bonds. The differential to be paid or received is accrued as interest rates change and is recognized as an adjustment to interest expense. Oglethorpe entered into the swap arrangements for the purpose of securing a fixed rate lower than otherwise would have been available to Oglethorpe had it issued fixed rate bonds. For the Series 1993A notes, the notional principal at December 31, 1999 was $195,015,000 (includes the portion assumed by GTC) and the fixed swap rate is 5.67% (the variable rate at December 31, 1999 and 1998 was 5.40% and 3.85%, respectively). With respect to the Series 1994A notes, the notional principal at December 31, 1999 was $122,740,000 (includes the portion assumed by GTC) and the fixed swap rate is 6.01% (the variable rate at December 31, 1999 and 1998 was 5.65% and 3.85%, respectively). The notional principal amount is used to measure the amount of the swap payments and does not represent additional principal due to the counterparty. The swap arrangements extend for the life of the refunding bonds, with reductions in the outstanding principal amounts of the refunding bonds causing corresponding reductions in the notional amounts of the swap payments. Oglethorpe's portion of the estimated fair value of the swap arrangements at December 31, 1999 and 1998 was an unrealized loss of $18,935,000 and $49,350,000, respectively, representing the estimated payment Oglethorpe would pay if the swap arrangements were terminated. Oglethorpe may be exposed to losses in the event of nonperformance of the counterparty, but does not anticipate such nonperformance.

     Under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," investment securities held by Oglethorpe are classified as either available-for-sale or held-to-maturity. Available-for-sale securities are carried at market value with unrealized gains and losses, net of any tax effect, added to or deducted from patronage capital. Unrealized gains and losses from investment securities held in the decommissioning fund, which are also classified as available-for-sale, are directly added to or deducted from the decommissioning reserve. Held-to-maturity securities are carried at cost. All realized and unrealized gains and losses are determined using the specific identification method. Gross unrealized gains and losses at December 31, 1999 were $11,451,000 and $6,740,000, respectively. Gross unrealized gains and losses at December 31, 1998 were $12,182,000 and $1,845,000, respectively. For 1999 and 1998, proceeds from sales of available-for-sale securities totaled $592,579,000 and $491,343,000, respectively. Gross realized gains and losses from the 1999 sales were $29,429,000 and $22,167,000, respectively. Gross realized gains and losses from the 1998 sales were $12,892,000 and $6,602,000, respectively.


     Investments in associated companies were as follows at December 31, 1999 and 1998:

------------------------------------------------------------
                                       (DOLLARS IN THOUSANDS)
                                           1999       1998
------------------------------------------------------------
National Rural Utilities
  Cooperative Finance Corp. (CFC)         $13,603   $13,476
CoBank, ACB                                 1,577     1,734
Other                                       2,739     1,021
                                          -------   -------

Total                                     $17,919   $16,231
                                          =======   =======
------------------------------------------------------------

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

     A detail of the provision for income taxes in 1999, 1998 and 1997 is shown as follows:

-----------------------------------------------------
                           (DOLLARS IN THOUSANDS)
                        1999        1998       1997
-----------------------------------------------------
Current
  Federal              $  --      $   (86)   $ 1,132
  State                   --         --         --
                       -----      -------    -------
                          --          (86)     1,132
                       -----      -------    -------
Deferred
  Federal                 --           86     (1,132)
  State                   --         --         --
                       -----      -------    -------
                          --           86     (1,132)
                       -----      -------    -------
Income taxes charged
  to operations        $  --      $  --      $  --
                       =====      =======    =======
-----------------------------------------------------

     The difference between the statutory federal income tax rate on income before income taxes and Oglethorpe's effective income tax rate is summarized as follows:

--------------------------------------------------------------
                                      1999     1998     1997
--------------------------------------------------------------
Statutory federal income tax rate     35.0%    35.0%    35.0%
Patronage exclusion                  (35.6%)  (35.7%)  (35.4%)
Other                                  0.6%     0.7%     0.4%
                                     -----    -----    -----
Effective income tax rate              0.0%     0.0%     0.0%
                                     =====    =====    =====
--------------------------------------------------------------

     The components of the net deferred tax liabilities as of December 31, 1999 and 1998 were as follows:

----------------------------------------------------------------------------
                                                   (DOLLARS IN THOUSANDS)
                                                    1999           1998
----------------------------------------------------------------------------
Deferred tax assets
   Net operating losses                         $   477,817    $   468,337
   Member loss carryforwards                         78,231        134,533
   Tax credits (alternative minimum tax
    and other)                                      199,650        236,856
   Accounting for Rocky Mountain
    transactions                                    309,474        306,801
   Accounting for sale of income tax benefits        27,909         61,757
   Accrued nuclear decommissioning expense           60,264         55,492
   Accounting for asset dispositions                 28,185         30,612
   Other                                              3,540          2,310
                                                -----------    -----------
                                                  1,185,070      1,296,698
   Less: Valuation allowance                       (197,343)      (234,549)
                                                -----------    -----------
                                                    987,727      1,062,149
                                                -----------    -----------
Deferred tax liabilities
   Depreciation                                    (771,577)      (837,991)
   Accounting for Rocky Mountain
    transactions                                   (199,675)      (204,019)
   Accounting for debt extinguishment               (64,362)       (67,828)

   Other                                            (15,316)       (15,514)
                                                -----------    -----------
                                                 (1,050,930)    (1,125,352)
                                                -----------    -----------
Net deferred tax liabilities                    $   (63,203)   $   (63,203)
                                                ===========    ===========
----------------------------------------------------------------------------

     As of December 31, 1999, Oglethorpe has federal tax net operating loss carryforwards (NOLs), alternative minimum tax credits (AMT) and unused general business credits (consisting primarily of investment tax credits) as follows:

-------------------------------------------------------------
            (DOLLARS IN THOUSANDS)
-------------------------------------------------------------
                ALTERNATIVE
                MINIMUM
EXPIRATION DATE TAX CREDITS     TAX CREDITS     NOLS
-------------------------------------------------------------
1999        $     --          $     --          $     --
2000              --               3,198              --
2001              --               7,264              --
2002              --             130,377             7,102
2003              --                 652           253,665
2004              --              55,663           114,285
2005              --                 189           213,080
2006              --                --             209,009
2007              --                --              86,779
2008              --                --              94,927
2009              --                --              96,394
2010              --                --              77,970
2018              --                --              61,533
2019              --                --              13,577
None             2,307              --                --
            ----------        ----------        ----------
            $    2,307        $  197,343        $1,228,321
            ==========        ==========        ==========
-------------------------------------------------------------

     Oglethorpe has not recorded a valuation allowance with respect to its deferred tax asset related to NOLs. Oglethorpe intends to implement available tax planning strategies if necessary to utilize NOLs prior to their expiration date. If any NOLs are not utilized prior to their expiration date, Oglethorpe believes it has available options to offset the effect, if any, of NOLs expiring. The NOL expiration dates start in the year 2002 and end in the year 2019. However, as reflected in the above valuation allowance, it is more likely than not that the tax credits will not be utilized before expiration. The change in the valuation allowance from 1998 to 1999 was the result of the expiration of $37,206,000 of tax credits in 1999. It is more likely than not that the AMT credit will be utilized.

4. CAPITAL LEASES:

     In December 1985, Oglethorpe sold and subsequently leased back from four purchasers its 60% undivided ownership interest in Scherer Unit No. 2. The gain from the sale is being amortized over the 36-year term of the leases. The minimum lease payments under the capital leases together with the present value of net minimum lease payments as of December 31, 1999 are as follows:

--------------------------------------------------------
YEAR ENDING DECEMBER 31,        (DOLLARS IN THOUSANDS)
--------------------------------------------------------
        2000                                         $ 37,755
        2001                                           37,629
        2002                                           37,491
        2003                                           37,333
        2004                                           37,156
        2005-2021                                     457,199
                                                    ---------
        Total minimum lease payments                  644,563

        Less: Amount representing interest           (360,953)
                                                    ---------
        Present value of net minimum lease payments   283,610

        Less: Current portion                          (8,386)
                                                    ---------
        Long-term balance                            $ 275,224
                                                    ==========

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

     In 1991 and 1992, all four of the lessors received Notices of Proposed Adjustments from the IRS proposing adjustments to the tax benefits claimed by these lessors in connection with their purchase and ownership of an undivided interest in Scherer Unit No 2. In 1994, the IRS issued a revised Notice of Proposed Adjustments to one of the lessors which reduced the proposed adjustments. During 1995, this lessor advised Oglethorpe that it had settled this issue on the basis of the revised Notice of Proposed Adjustments. Oglethorpe subsequently made a lump sum indemnity payment of $362,000 to the lessor in order to compensate for the reduction in the lessor's tax benefits resulting from the sale and leaseback transaction. The IRS has indicated that it will take consistent positions with the other three lessors. If the IRS's current positions regarding the sale and leaseback transactions were ultimately upheld, Oglethorpe would be required to indemnify the other three lessors. Oglethorpe's indemnification liability to the three lessors is estimated to be approximately $1,311,000 as of December 31, 1999. This liability has been reflected on the accompanying balance sheet.

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

     In November 1999, Oglethorpe completed a current refunding transaction whereby $88,775,000 of PCBs were issued. A portion of the proceeds from this transaction was used to fully refund $68,705,000 of PCB issues. The remaining $20,070,000 of proceeds was used to make principal payments due January 1, 2000.

     GTC agreed with Oglethorpe not to participate in this $89 million refinancing to the extent of their assumed obligation in the PCBs. Pursuant to this agreement, OPC provided a discount to GTC of approximately $2.6 million on the $8.6 million of principal payments due from GTC in connection with such refinancings. This $2.6 million loss has been reported, together with the unamortized transaction costs, as a deferred charge on the balance sheet and is being amortized over four years.

     In 1999, Oglethorpe refinanced more than $89,000,000 in FFB debt. In connection with this refinancing, Oglethorpe paid prepayment premiums of approximately $7,000,000 and is amortizing these premiums over three and one half years.

     The annual interest requirement for 2000 is estimated to be $220,000,000.

     Maturities for the long-term debt and amortization of the capital lease obligations through 2004 are as follows:

---------------------------------------------------------------------
                                (DOLLARS IN THOUSANDS)
                    2000       2001       2002       2003       2004
---------------------------------------------------------------------
FFB and RUS      $ 98,935   $ 86,314   $ 90,830   $ 96,424   $101,383
CoBank                508        523        540     46,623        580
PCBs*              21,590     19,678     20,264     25,835     27,855
CFC                  --         --         --       46,065       --
Capital Leases      8,386      7,775      8,544      9,455     10,387
                 --------   --------   --------   --------   --------
Total            $129,419   $114,290   $120,178   $224,402   $140,205
                 ========   ========   ========   ========   ========

*    Does not contain portion assumed by GTC
---------------------------------------------------------------------

     The weighted average interest rate for 1999 for long-term debt and capital leases due within one year and notes payable is 6.15%.

     Oglethorpe has a commercial paper program under which it may issue commercial paper not to exceed a $260,000,000 balance outstanding at any time. The commercial paper may be used for working capital requirements and for general corporate purposes. Oglethorpe's commercial paper is backed 100% by committed lines of credit.

     As of December 31, 1999 and 1998, approximately $88,000,000 and $51,000,000, respectively, of commercial paper was outstanding. The majority of the amount outstanding at year-end 1998 relates to commercial paper issued to fund, on an interim basis, the construction of a combustion turbine (CT) project completed in June 1999. This project is owned by a newly formed cooperative, Smarr EMC, which is owned by 37 of Oglethorpe's 39 Members. The commercial paper was retired in June 1999 with proceeds from permanent financing secured by Smarr EMC on a non-recourse basis to Oglethorpe. All of the commercial paper outstanding at year-end 1999 was issued to fund, on an interim basis, construction of a second CT project owned by Smarr EMC. It is expected that by the time the project is completed in June 2000, Smarr EMC will secure, on a non-recourse basis to Oglethorpe, permanent financing for this CT project and repay Oglethorpe for the interim financing.

     Oglethorpe has a $50,000,000 uncommitted short-term line of credit with CFC. No balance was outstanding on this line of credit at either December 31, 1999 or 1998.

6. ELECTRIC PLANT AND RELATED AGREEMENTS:

     Oglethorpe and GPC have entered into agreements providing for the purchase and subsequent joint operation of certain of GPC's electric generating plants. A summary of Oglethorpe's plant investments and related accumulated depreciation as of December 31, 1998 is as follows:

----------------------------------------------------------------
                                        (DOLLARS IN THOUSANDS)
                                                    Accumulated
    Plant                              Investment   Depreciation
----------------------------------------------------------------

In-service
   Owned property
     Vogtle Units No. 1 & No. 2
      (NUCLEAR - 30% OWNERSHIP)       $2,734,539   $  860,549
     Hatch Units No. 1 & No. 2
      (NUCLEAR - 30% OWNERSHIP)          522,824      233,332
     Wansley Units No. 1 & No. 2
      (FOSSIL - 30% OWNERSHIP)           172,730       91,907
     Scherer Unit No. 1
      (FOSSIL - 60% OWNERSHIP)           425,909      217,039
     Rocky Mountain Units No. 1,
      No. 2 & No. 3
      (HYDRO - 74.6% OWNERSHIP)          556,930       50,859
     Tallassee (Harrison Dam)
      (HYDRO - 100% OWNERSHIP)             9,270        2,330
     Wansley (COMBUSTION TURBINE -
      30% OWNERSHIP)                       3,629        1,462
     Generation step-up substations       58,253       23,547
     Other                                68,756       28,210
   Property under capital lease
     Scherer Unit No. 2
      (FOSSIL - 60% LEASEHOLD)           301,197      116,698
                 --                   ----------   ----------
Total in-service                      $4,854,037   $1,625,933
                                      ==========   ==========
Construction work in progress
   Generation improvements            $   17,923
   Other                                     376
                                      ----------
Total construction work in progress   $   18,299
                                      ==========
----------------------------------------------------------------

     Oglethorpe, as of December 31, 1999, estimates property additions (including capitalized interest but excluding nuclear fuel) to be approximately $31,000,000 in 2000, $31,000,000 in 2001 and $59,000,000 in 2002, primarily for replacements and additions to generation facilities.

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

     In 1999, Oglethorpe contributed cash into the pension plan equal to the unfunded pension plan balance of $1,859,000. The plan assets were distributed to all employees entitled to benefits under the pension plan.

     The changes in obligations, plan assets and funded status of the pension plan at December 31, 1998 was as follows:

---------------------------------------------------------
                                    (DOLLARS IN THOUSANDS)
                                           1998
---------------------------------------------------------
Projected Benefit Obligation
  Beginning of year                          $ 11,294
  Service cost                                    415
  Interest cost                                   756
  Divestitures                                   --
  Actuarial gain                                 (202)
  Benefit payments                               (406)
  Change in discount rate                       1,035
  Assumption change                             1,037
  Net effect of termination                      (892)
                                             --------
  End of year                                $ 13,037
                                             ========
Change in plan assets
  Fair value of plan assets at
    beginning of year                        $  9,568
  Divestitures                                   --
  Actual return on assets                       1,992
  Employer contributions                           58
  Benefits paid                                  (406)
                                             --------
  Fair value of plan assets at end of year   $ 11,212
                                             ========
Funded status
  Obligation in excess of assets             $ (1,825)
  Unrecognized net actuarial gain                --
  Unrecognized prior service cost                --
  Unrecognized net asset                         --
                                             --------
  Net accrued pension cost                   $ (1,825)
                                             ========
---------------------------------------------------------

     The plan's pension cost recognized in 1998 and 1997 were as follows:

-----------------------------------------------------------------
                                          (DOLLARS IN THOUSANDS)
                                              1998        1997
-----------------------------------------------------------------
Components of net periodic benefit cost
  Service cost                              $   415    $   560
  Interest cost                                 756        791
  Less, expected return on plan assets         (802)      (666)
  Amount of prior service cost recognized        40         40
  Amortization of unrecognized
   transition asset                             (10)       (10)
  Amount of gain from prior years              (562)       (61)
                                            -------    -------
  Net periodic benefit cost                    (163)       654
  Estimated gain on termination              (1,645)      --
                                            -------    -------
  Net pension cost                          $(1,808)   $   654
                                            =======    =======
-----------------------------------------------------------------

     The defined benefit pension plan was replaced with a new money purchase pension plan which became effective January 1, 1999. Under this new plan Oglethorpe contributes 5%, subject to IRS limitations, of each employee's annual compensation. Oglethorpe's contributions to the plan was approximately $365,000 in 1999.

     Oglethorpe has a contributory employee retirement savings plan covering substantially all employees. Employee contributions to the plan may be invested in one or more of nine funds. The employee may contribute, subject to IRS limitations, up to 16% of his annual compensation. Oglethorpe will match the employee's contribution up to one-half of the first 6% of the employee's annual compensation, as long as there is sufficient net margin to do so. Oglethorpe's contributions to the plan were approximately $226,000 in 1999, $214,000 in 1998 and $248,000 in 1997.

8. NUCLEAR INSURANCE:

     GPC, on behalf of all the co-owners of Plants Hatch and Vogtle, is a member of Nuclear Electric Insurance, Ltd. (NEIL), a mutual insurer established to provide property damage insurance coverage in an amount up to $500,000,000 for members' nuclear generating facilities. In the event that losses exceed accumulated reserve funds, the members are subject to retroactive assessments (in proportion to their participation in the mutual insurer). The portion of the current maximum annual assessment for GPC that would be payable by Oglethorpe, based on ownership share, is limited to approximately $4,673,000 for each nuclear incident.

     GPC, on behalf of all the co-owners of Plants Hatch and Vogtle, has coverage under NEIL II, which provides insurance to cover decontamination, debris removal and premature decommissioning as well as excess property damage to nuclear generating facilities for an additional $2,250,000,000 for losses in excess of the $500,000,000 primary coverage described above. Under the NEIL policies, members are subject to retroactive assessments in proportion to their participation if losses exceed the accumulated funds available to the insurer under the policy. The portion of the current maximum annual assessment for GPC that would be payable by Oglethorpe, based on ownership share, is limited to approximately $4,110,000.

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

     The Price-Anderson Act, as amended in 1988, limits public liability claims that could arise from a single nuclear incident to $9,500,000,000, which amount is to be covered by private insurance and agreements of indemnity with the NRC. Such private insurance (in the amount of $200,000,000 for each plant, the maximum amount currently available) is carried by GPC for the benefit of all the co-owners of Plants Hatch and Vogtle. Agreements of indemnity have been entered into by and between each of the co-owners and the NRC. In the event of a nuclear incident involving any commercial nuclear facility in the country involving total public liability in excess of $200,000,000, a licensee of a nuclear power plant could be assessed a deferred premium of up to $88,095,000 per incident for each licensed reactor operated by it, but not more than $10,000,000 per reactor per incident to be paid in a calendar year. On the basis of its sell-back adjusted ownership interest in four nuclear reactors, Oglethorpe could be assessed a maximum of $105,714,000 per incident, but not more than $12,000,000 in any one year.

     All retrospective assessments, whether generated for liability or property, may be subject to applicable state premium taxes.

9. COMMITMENTS:

a. POWER PURCHASE AND SALE AGREEMENTS

     Oglethorpe is utilizing long-term power marketer arrangements to reduce the cost of power to the Members. Oglethorpe has entered into two power marketer agreements with LG&E Energy Marketing, Inc. (LEM) effective January 1, 1997, for approximately 50% of the load requirements of the Members and with Morgan Stanley Capital Group Inc. (Morgan Stanley), effective May 1, 1997, with respect to 50% of the Members' then forecasted load requirements. The LEM agreements are based on the actual requirements of the Members during the contract term, whereas the Morgan Stanley agreement represents a fixed supply obligation. Generally, these arrangements reduce the cost of supplying power to the Members by limiting the risk of unit availability, by providing a guaranteed benefit for the use of excess resources and by providing future power needs at a fixed price. Through December 31, 1999, substantially all of Oglethorpe's generating facilities and power purchase arrangements were available for use by LEM and Morgan Stanley. Oglethorpe continues to be responsible for all of the costs of its system resources but receives revenue, as described below, from LEM and Morgan Stanley for use of the resources.

     One of the two power marketer agreements with LEM, relating to two of the 39 Members, expired on December 31, 1999. The remaining agreement with LEM continues to cover approximately 50% of the load requirements of 37 Members. Most of Oglethorpe's generating facilities and power purchase arrangements continue to be available for use by LEM and Morgan Stanley under the terms of the respective agreements.

     In October 1998, LEM submitted a dispute to arbitration seeking to terminate the contract relating to 37 of the Members. On December 21, 1999, the arbitration panel ruled that the agreement is valid and must continue to be honored. Oglethorpe and LEM, however, are addressing a number of issues relating to the administration of the agreement.

     In addition, Oglethorpe has entered into various long-term power purchase agreements. As of December 31, 1999, Oglethorpe's minimum purchase commitments under these agreements, without regard to capacity reductions or adjustments for changes in costs, for the next five years are as follows:

-------------------------------------------------------------
Year Ending December 31,        (dollars in thousands)
-------------------------------------------------------------
        2000                     $ 79,735
        2001                       66,505
        2002                       59,139
        2003                       46,288
        2004                       49,956
-------------------------------------------------------------

     Oglethorpe's power purchases from these agreements amounted to approximately $132,721,000 in 1999, $172,897,000 in 1998 and $175,818,000 in
1997.

     Oglethorpe has entered into an agreement with Alabama Electric Cooperative to sell 100 MW of capacity for the period June 1998 through December 2005.

b. OPERATING LEASES

     In December 1999, Oglethorpe sold existing coal rail cars and subsequently entered into rental agreements with various terms and expiration dates for the existing and for additional new coal rail cars. As of December 31, 1999, Oglethorpe's estimated minimum rental commitments for these operating leases over the next five years are as follows:

-------------------------------------------------------------
Year Ending December 31,        (dollars in thousands)
-------------------------------------------------------------
        2000                        $ 1,859
        2001                          1,859
        2002                          1,859
        2003                          1,859
        2004                          1,859
-------------------------------------------------------------

10. QUARTERLY FINANCIAL DATA (UNAUDITED):

     Summarized quarterly financial information for 1999 and 1998 is as follows:

----------------------------------------------------------------------------
                                      (DOLLARS IN THOUSANDS)
                             FIRST       SECOND     THIRD      FOURTH
                             QUARTER     QUARTER    QUARTER    QUARTER
----------------------------------------------------------------------------
1999
  Operating revenues         $250,764   $273,917   $393,636   $257,915
  Operating margin             62,293     58,342     59,961     51,335
  Net margin                    8,099      4,483      6,241      1,115

1998
  Operating revenues         $235,267   $316,727   $345,775   $246,398
  Operating margin             62,781     58,045     55,823     66,005
  Net margin                    7,626      1,590         86     11,778
----------------------------------------------------------------------------

     Fourth quarter 1999 net margin was lower than the same period of 1998 primarily as a result of a $7,000,000 reduction in revenue requirement approved by Oglethorpe's Board of Directors. Such reduction in revenues was implemented by reducing the capacity charges billed to Members in December 1999. The fourth quarter of 1998 reflects a $1,645,000 net gain from a decision to terminate Oglethorpe's pension plan (see Note 7).

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

     The total purchase price GTC and GSOC paid Oglethorpe for the transmission and system operations business was approximately $717 million. The following summarizes the assets and liabilities sold by Oglethorpe to GTC and GSOC as a result of the restructuring:

------------------------------------------------
                          (DOLLARS IN THOUSANDS)
------------------------------------------------
Assets
  Plant in service                $ 847,172
  Accumulated depreciation         (195,944)
  Construction work in progress      13,313
  Plant acquisition adjustment        3,887
  Inventories                         8,980
  Prepayments                            71
  Premium on reacquired debt         33,410
  Deferred debt expense               1,920
                                  ---------
Total assets sold                   712,809
  Deferred gain on sale               4,670
                                  ---------
Total purchase price              $ 717,479
                                  =========
Equity and Liabilities
  Long-term debt                  $ 686,054
  Accounts payable                      585
  Accrued interest                      121
  Accrued pension cost                1,047
  Deferred revenues                     310
                                  ---------
Total liabilities extinguished      688,117
  Notes received from GSOC            4,822
  Net cash received                  24,540
                                  ---------
Total purchase price              $ 717,479
                                  =========
------------------------------------------------

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

     Oglethorpe's system of internal controls is evaluated on an ongoing basis by a qualified internal audit staff. The Corporation's independent public accountants (PricewaterhouseCoopers LLP) also consider certain elements of the internal control system in order to determine their auditing procedures for the purpose of expressing an opinion on the financial statements.

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



Thomas A. Smith
President and Chief Executive Officer

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of Oglethorpe Power Corporation:

     In our opinion, the accompanying balance sheets and statements of capitalization and the related statements of revenues and expenses, patronage capital and of cash flows present fairly, in all material respects, the financial position of Oglethorpe Power Corporation at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                    PricewaterhouseCoopers LLP


Atlanta, Georgia,
February 25, 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Oglethorpe has a ten-member board of directors consisting of six directors elected from the Members (the "Member Directors") and four independent outside directors (the "Outside Directors"). Each Member Director must be a director or general manager of an Oglethorpe Member. Five of the six Member Directors must be located in each of five geographical regions of the State of Georgia. The sixth Member Director is elected statewide. None of the four Outside Directors may be a director, officer or employee of GTC, GSOC or any Member. All ten directors are nominated by representatives from each Member whose weighted nomination is based on the number of retail customers served by each Member. After nomination, the directors are elected by a majority vote of each Member, voting on a one-Member, one-vote basis. One Outside Director position is currently vacant as a result of the resignation of Newton A. Campbell, effective February 29, 2000. Oglethorpe expects the vacancy to be filled at the annual meeting of the Members in March.

     The Bylaws provide for staggered three-year terms of the directors by dividing the number of directors into three groups. The terms of approximately one-third of the directors expire each year

     Oglethorpe is managed and operated under the direction of a President and Chief Executive Officer, who is appointed by the Board of Directors. The Senior Officers and Directors of Oglethorpe and significant employees of subsidiaries of Oglethorpe are as follows:

NAME                                 AGE      POSITION
J. Calvin Earwood                    58       Chairman of the Board of Directors, Member Director, Statewide

Thomas A. Smith                      45       President and Chief Executive Officer

Michael W. Price                     39       Chief Operating Officer

W. Clayton Robbins                   53       Senior Vice President, Finance and Administration

Larry N. Chadwick                    59       Member Director, Northwest Region

Benny W. Denham                      69       Member Director, Southwest Region and Vice Chairman

Sammy M. Jenkins                     73       Member Director, Southeast Region

Mac F. Oglesby                       67       Member Director, Northeast Region and Treasurer

J. Sam L. Rabun                      68       Member Director, Central Region

Ashley C. Brown                      54       Outside Director

Wm. Ronald Duffey                    58       Outside Director

John S. Ranson                       70       Outside Director

     J. Calvin Earwood is the Chairman of the Board and is the Member Director elected statewide. Mr. Earwood has served as an executive officer of Oglethorpe since March 1984 (from March 1984 to July 1986, as Vice President; from July 1986 to March 1989, as Vice Chairman of the Board; and since March 1989, as Chairman of the Board). Mr. Earwood has served on the Board of Directors of Oglethorpe since March 1981. His present term will expire in March 2000. He is the Chairman of the Compensation

Committee. From 1965 through 1982, Mr. Earwood was a salesman and part owner of Builders Equipment Company. Since January 1983, he has been the owner and President of Sunbelt Fasteners, Inc., which sells specialty tools and fasteners to the commercial construction trade. He is also Vice Chairman of the Board of Directors of both Community Trust Financial Services and Community Trust Bank in Hiram, Georgia and a Director of GreyStone Power Corporation.

     Thomas A. Smith is the President and Chief Executive Officer of Oglethorpe and has served in that capacity since September 1999. He previously served as Senior Vice President and Chief Financial Officer of Oglethorpe from September 1998 to August 1999, Senior Financial Officer from 1997 to August 1998, Vice President, Finance from 1986 to 1990, Manager of Finance from 1983 to 1986 and Manager, Financial Services from 1979 to 1983. From 1990 to 1997, Mr. Smith was Senior Vice President of the Rural Utility Banking Group of CoBank, where he managed the bank's eastern division, rural utilities. Mr. Smith is a Certified Public Accountant, has a Master of Science degree in Industrial Management-Finance from the Georgia Institute of Technology, a Master of Science degree in Analytical Chemistry from Purdue University and a Bachelor of Arts degree in Mathematics and Chemistry from Catawba College.

     Michael W. Price is the Chief Operating Officer of Oglethorpe and has served in that office since February 1, 2000. Mr. Price served GSOC from January 1999 to January 2000, first as Senior Vice President and then as Chief Operating Officer. He served as Vice President of System Planning and Construction of GTC from May 1997 to December 1998. He served as a manager of system control of GSOC from January to May 1997. From 1986 to 1997, Mr. Price has served Oglethorpe in the areas of control room operations, system planning, construction and engineering, and energy management systems. Prior to joining Oglethorpe he was a field test engineer with the TVA from 1983 to 1986. Mr. Price has a Bachelor of Science degree in Electrical Engineering from Auburn University.

     W. Clayton Robbins is the Senior Vice President, Finance and Administration of Oglethorpe and has served in that office since November, 1999 Mr. Robbins served as Senior Vice President and General Manager of Intellisource, Inc. from February 1997 to November 1999. Prior to that, Mr. Robbins held several positions at Oglethorpe since 1986, including Senior Vice President, Support Services from December 1991 to January 1997 and Vice President, Market Research and Analysis from December 1989 to December 1991. Before coming to Oglethorpe, Mr. Robbins spent 18 years with Stearns-Catalytic World Corporation, a major engineering and construction firm, including 13 years in management positions responsible for Human Resources, Information Systems, Contracts, Insurance, Accounting and Project Controls. Mr. Robbins has a Bachelor of Arts degree in Business Administration from the University of North Carolina in Charlotte.

     Larry N. Chadwick is the Member Director from the Northwest Region. He has been the owner of Chadwick's Hardware in Woodstock, Georgia since 1983. He has served on the Board of Directors of Oglethorpe since July 1989. His present term will expire in March 2002. Mr. Chadwick is an engineer, with experience in the design of hydrogen gas plants. He is Chairman of the Board of Cobb EMC.

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

     Sammy M. Jenkins is the Member Director from the Southeast Region. He has retired from farming after 25 years. In addition, from 1973 to 1995, he was President of Jenkins Ford Tractor Co., Inc., a seller of farm machinery. He has served on the Board of Directors of Oglethorpe since March 1988. His present term will expire in March 2002. He was Vice Chairman of the Board of Oglethorpe from March 1989 to March 1990.

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

     J. Sam L. Rabun is the Member Director from the Central Region. He is also a member of the Compensation Committee. He has been the owner and operator of a farm in Jefferson County, Georgia since 1979. He is also a 50% owner of R&R Livestock Farms, Inc. He has served on the Board of Directors of Oglethorpe since March 1993. His present term will expire in March 2001. Mr. Rabun served as the President of the Board of Jefferson EMC from 1993 to 1996, was employed as General Manager from 1974 to 1979 and as Office Manager and Accountant from 1970 to 1974.

     Ashley C. Brown is an Outside Director. He has served on the Board of Directors of Oglethorpe since March 1997. His present term will expire in March 2002. He has been Executive Director of the Harvard Electricity Policy Group at Harvard University's John F. Kennedy School of Government since 1993. In addition, he is Of Counsel to the law firm of LeBouef, Lamb, Greene and MacRae. From April 1983 through April 1993, Mr. Brown served as Commissioner of the Public Utilities Commission of Ohio. Prior to his appointment to the Ohio Commission, he was Coordinator and Counsel of the Montgomery County, Ohio, Fair Housing Center. From 1979 to 1981, he was Managing Attorney for the Legal Aid Society of Dayton (Ohio), Inc. From 1977 to 1979, he was Legal Advisor of the Miami Valley Regional Planning Commission in Dayton, Ohio. In addition, Mr. Brown has extensive teaching experience in public schools and universities and has published widely in the field of utility regulation. Mr. Brown has a law degree from the University of Dayton School of Law, a Master of Arts degree from the University of Cincinnati, and a Bachelor of Science degree from Bowling Green State University.

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

     John S. Ranson is an Outside Director. He has served on the Board of Directors of Oglethorpe since March 1997. His term will expire in March 2002. He is also a member of the Compensation Committee. He has been the President of Ranson Municipal Consultants, L.L.C. in Wichita, Kansas since 1994. From 1990 to 1994, Mr. Ranson was Chairman of Ranson Capital Corp. an investment banking firm. Mr. Ranson has approximately 47 years experience in the investment banking business. His public finance clients have included the Kansas Local Utility Improvement Authority, the Kansas Municipal Energy Agency, the Kansas Municipal Gas Agency, and the Kansas City (Kansas) Board of Public Utilities. Mr. Ranson received his Bachelor of Science in Business Administration from the University of Kansas (Lawrence, Kansas) and attended the Navy Supply Corps School in Bayonne, New Jersey.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth, for Oglethorpe's President and Chief Executive Officer and for two other senior executives, all compensation paid or accrued for services rendered in all capacities during the years ended December 31, 1999, 1998 and 1997. For 1999 and 1998, the amounts included in the table under "Bonus" represent a compensation program based on the achievement of corporate and team goals and individual performance. For 1997, the amounts included in the table under "Bonus" represent payments based on Oglethorpe's prior incentive compensation policy.

NAME AND                                                              ANNUAL COMPENSATION
                                                                     ---------------------          ALL OTHER
PRINCIPAL POSITION                                      YEAR         SALARY          BONUS        COMPENSATION
------------------                                      ----         ------         -----         ------------
Thomas A. Smith(1)                                     1999       $     202,008   $      65,283    $ 14,237(2)
President and Chief Executive Officer                  1998             183,935          12,180       1,247
                                                       1997              70,192               0           0

Jack L. King(3)                                        1999             177,083               0     275,337(4)
Former President and Chief Executive Officer           1998             115,555          37,500       3,731
                                                       1997                   0               0           0

Jerry J. Saacks(5)                                     1999             180,000          46,800      15,245(2)
Former Chief Operating Officer                         1998               7,732               0         116
                                                       1997                   0               0           0

------------------
(1) Prior to September 1, 1998, Mr. Smith provided services to Oglethorpe under a contractual arrangement and the amounts reflected in the above table include those contract payments.

(2) Includes contributions made in 1999 by Oglethorpe under the 401(k) Retirement Savings Plan on behalf of Messrs. Smith and Saacks of $4,800 and $4,800, respectively; contributions under the Money Purchase Pension Plan on behalf of Messrs. Smith and Saacks of $9,147, and $8,250; and insurance premiums paid on term life insurance on behalf of Messrs. Smith, and Saacks of $290, and $ 2,195, respectively.

(3)  Mr. King resigned from Oglethorpe effective September 15, 1999.

(4) Includes separation payments of $145,833 in continued salary through April 15, 2000 and a $100,000 payment on April 15, 2000. Also includes contributions on behalf of Mr. King under the 401(k) Retirement Savings Plan of $7,584 and under the Money Purchase Pension Plan of $16,979; and insurance premiums paid on term life insurance on behalf of Mr. King of $4,941.

(5) Mr. Saacks resigned as Chief Operating Officer of Oglethorpe in January 2000 to become Chief Executive Officer of GSOC. Amounts paid to Mr. Saacks for 1998 reflect his employment by Oglethorpe beginning December 11, 1998.

PENSION PLAN

     Oglethorpe terminated its pension plan effective April 5, 1999 and distributed benefits under the pension plan to all eligible recipients in the form of a cash payment, an annuity, or a contribution to the recipient's Money Purchase Plan account.

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

EMPLOYMENT CONTRACTS

     Oglethorpe entered into an Employment Agreement with Thomas A. Smith, Oglethorpe's President and Chief Executive Officer, effective September 15, 1999. The agreement extends until December 31, 2002, and automatically renews for successive one-year periods unless either party gives notice of termination prior to December 31, 2000 or 25 months prior to the expiration of any extension of the agreement. Mr. Smith's minimum base salary is $250,000 per year, and is annually adjusted by the Board of Directors of Oglethorpe. In addition, Mr. Smith has opportunities for variable pay for accomplishing goals set by Oglethorpe's Board of Directors each year.

     Upon the occurrence of any of the following events, Mr. Smith will be entitled to a lump-sum severance payment: (1) Oglethorpe terminates Mr. Smith's employment without cause; (2) Mr. Smith resigns within 180 days of a material reduction or alteration of his title or responsibilities or a change in the location of Mr. Smith's principal office by more than 50 miles; (3) Oglethorpe is sold or Oglethorpe sells essentially all of its assets or control of its assets, and the sale results in a termination of Mr. Smith's employment as President and Chief Executive Officer of Oglethorpe or a material reduction of his title or responsibilities; or (4) an event of default under Oglethorpe's RUS loan contract occurs and is continuing and RUS requests that Oglethorpe terminate Mr. Smith. The severance payment will equal Mr. Smith's base salary through the rest of the term of the agreement (with a minimum of one year's pay and a maximum of two years' pay) plus the cost of providing all health and dental insurance for the longer of one year or the remaining term of the agreement. In the case of (3) above, Oglethorpe also agrees to hire Mr. Smith as a consultant for one year at a rate equal to his then-applicable base salary.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     J. Calvin Earwood, John S. Ranson and J. Sam L. Rabun served as members of the Oglethorpe Power Corporation Compensation Committee in 1999. Mr. Earwood has served as an executive officer of Oglethorpe since 1984 and has served as the Chairman of the Board since 1989.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Not applicable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Oglethorpe paid $162,000 to Hartrampf Engineering, Inc. for construction and project management services relating to Smarr EMC in 1999. William Hartrampf, the father-in-law of Michael Price, Oglethorpe's Chief Operating Officer, owned a minority interest in Hartrampf Engineering during 1999. Mr. Hartrampf sold his interest in Hartrampf Engineering in March 2000 and no longer has any interest in the firm.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                                                            PAGE
                                                                                                            ----
(a)  LIST OF DOCUMENTS FILED AS A PART OF THIS REPORT.

         (1)      FINANCIAL STATEMENTS (Included under "Item 8. Financial
                    Statements and Supplementary Data")
                    Statements of Revenues and Expenses, For the Years Ended
                      December 31, 1999, 1998 and 1997                                                        45
                    Statements of Patronage Capital, For the Years Ended
                      December 31, 1999, 1998 and 1997                                                        45
                    Balance Sheets, As of December 31, 1999 and 1998                                          46
                    Statements of Capitalization, As of December 31, 1999 and 1998                            48
                    Statements   of  Cash   Flows,
                      For the Years Ended December 31, 1999, 1998 and 1997                                    49
                    Notes to Financial Statements                                                             50
                    Report of Management                                                                      63
                    Report of Independent Accountants                                                         63

         (2)      FINANCIAL STATEMENT SCHEDULES

                  None applicable.

         (3)      EXHIBITS

     Exhibits marked with an asterisk (*) are hereby incorporated by reference to exhibits previously filed by the Registrant as indicated in parentheses following the description of the exhibit.

NUMBER                                    DESCRIPTION
------                                    ----------
*2.1      --   Second Amended and Restated Restructuring Agreement, dated
               February 24, 1997, by and among Oglethorpe, Georgia Transmission
               Corporation (An Electric Membership Corporation) and Georgia
               System Operations Corporation. (Filed as Exhibit 2.1 to the
               Registrant's Form 10-K for the fiscal year ended December 31,
               1996, File No. 33-7591.)

*2.2      --   Member Agreement, dated August 1, 1996, by and among Oglethorpe,
               Georgia Transmission Corporation (An Electric Membership
               Corporation), Georgia System Operations Corporation and the
               Members of Oglethorpe. (Filed as Exhibit 2.2 to the Registrant's
               Form 10-K for the fiscal year ended December 31, 1996, File No.
               33-7591.)

*3.1(a)   --   Restated Articles of Incorporation of Oglethorpe, dated as of
               July 26, 1988. (Filed as Exhibit 3.1 to the Registrant's Form
               10-K for the fiscal year ended December 31, 1988, File No.
               33-7591.)

*3.1(b)   --   Amendment to Articles of Incorporation of Oglethorpe, dated as of
               March 11, 1997. (Filed as Exhibit 3(i)(b) to the Registrant's
               Form 10-K for the fiscal year ended December 31, 1996, File No.
               33-7591.)

3.2       --   Bylaws of Oglethorpe, as amended on January 10, 2000.

*4.1      --   Form of Serial Facility Bond Due June 30, 2011 (included in
               Collateral Trust Indenture filed as Exhibit 4.2.)


*4.2      --   Collateral Trust Indenture, dated as of December 1, 1997, between
               OPC Scherer 1997 Funding Corporation A, Oglethorpe and SunTrust
               Bank, Atlanta, as Trustee. (Filed as Exhibit 4.2 to the
               Registrant's Form S-4 Registration Statement, File No.
               333-42759.)

*4.3      --   Nonrecourse Promissory Lessor Note No. 2, with a Schedule
               identifying three other substantially identical Nonrecourse
               Promissory Lessor Notes and any material differences. (Filed as
               Exhibit 4.3 to the Registrant's Form S-4 Registration Statement,
               File No. 333-42759.)

*4.4      --   Amended and Restated Indenture of Trust, Deed to Secure Debt and
               Security Agreement No. 2, dated December 1, 1997, between
               Wilmington Trust Company and NationsBank, N.A. collectively as
               Owner Trustee, under Trust Agreement No. 2, dated December 30,
               1985, with DFO Partnership, as assignee of Ford Motor Credit
               Company, and The Bank of New York Trust Company of Florida, N.A.
               as Indenture Trustee, with a Schedule identifying three other substantially identical Amended and Restated Indentures of Trust,
               Deeds to Secure Debt and Security Agreements and any material differences. (Filed as Exhibit 4.4 to the Registrant's Form S-4
               Registration Statement, File No. 333-42759.)


*4.5(a)   --   Lease Agreement No. 2 dated December 30, 1985, between Wilmington
               Trust Company and William J. Wade, as Owner Trustees under Trust
               Agreement No. 2, dated December 30, 1985, with Ford Motor Credit
               Company, Lessor, and Oglethorpe, Lessee, with a Schedule
               identifying three other substantially identical Lease Agreements.
               (Filed as Exhibit 4.5(b) to the Registrant's Form S-1
               Registration Statement, File No. 33-7591.)

*4.5(b)   --   First Supplement to Lease Agreement No. 2 (included as Exhibit B to the Supplemental Participation Agreement No. 2 listed as
               10.1.1(b)).

*4.5(c)   --   First Supplement to Lease Agreement No. 1, dated as of June 30,
               1987, between The Citizens and Southern National Bank as Owner
               Trustee under Trust Agreement No. 1 with IBM Credit Financing
               Corporation, as Lessor, and Oglethorpe, as Lessee. (Filed as
               Exhibit 4.5(c) to the Registrant's Form 10-K for the fiscal year ended December 31, 1987, File No. 33-7591.)

*4.5(d)   --   Second Supplement to Lease Agreement No. 2, dated as of December
               17, 1997, between NationsBank, N.A., acting through its agent,
               The Bank of New York, as an Owner Trustee under the Trust
               Agreement No. 2, dated December 30, 1985, among DFO Partnership, as assignee of Ford Motor Credit Company, as the Owner
               Participant, and the Original Trustee, as Lessor, and Oglethorpe,
               as Lessee, with a Schedule identifying three other substantially identical Second Supplements to Lease Agreements and any material differences. (Filed as Exhibit 4.5(d) to the Registrant's Form
               S-4 Registration Statement, File No. 333-42759.)

*4.6      --   Amended and Consolidated Loan Contract, dated as of March 1,
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

*4.7.1(b) --   First Supplemental Indenture, dated as of October 1, 1997, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1997B (Burke) Note. (Filed as Exhibit 4.8.1(b) to the
               Registrant's Form 10-Q for the quarterly period ended September
               30, 1997, File No. 33-7591.)

*4.7.1(c) --   Second Supplemental Indenture, dated as of January 1, 1998, made by Oglethorpe to SunTrust Bank, as trustee, relating to the
               Series 1997C (Burke) Note. (Filed as Exhibit 4.7.1(c) to the
               Registrant's Form 10-K for the fiscal year ended December 31,
               1997, File No. 33-7591.)

*4.7.1(d) --   Third Supplemental Indenture, dated as of January 1, 1998, made by Oglethorpe to SunTrust Bank, as trustee, relating to the
               Series 1997A (Monroe) Note. (Filed as Exhibit 4.7.1(d) to the
               Registrant's Form 10-K for the fiscal year December 31, 1997,
               File No. 33-7591.)

*4.7.1(e) --   Fourth Supplemental Indenture, dated as of March 1, 1998, made by
               Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the
               Series 1998A (Burke) and 1998B (Burke) Notes. (Filed as Exhibit
               4.7.1(e) to the Registrant's Form 10-K for the fiscal year ended
               December 31, 1998, File No. 33-7591.)

*4.7.1(f) --   Fifth Supplemental Indenture, dated as of April 1, 1998, made by
               Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the
               Series 1998 CFC Note. (Filed as Exhibit 4.7.1(f) to the
               Registrant's Form 10-K for the fiscal year ended December 31,
               1998, File No. 33-7591.)

*4.7.1(g) --   Sixth Supplemental Indenture, dated as of January 1, 1999, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1998C (Burke) Note. (Filed as Exhibit 4.7.1(g) to the
               Registrant's Form 10-K for the fiscal year ended December 31,
               1998, File No. 33-7591.)

*4.7.1(h) --   Seventh Supplemental Indenture, dated as of January 1, 1999, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1998A (Monroe) Note. (Filed as Exhibit 4.7.1(h) to the
               Registrant's Form 10-K for the fiscal year ended December 31,
               1998, File No. 33-7591.)

4.7.1(i)  --   Eighth Supplemental Indenture, dated as of November 1, 1999, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1999B (Burke) Note.

4.7.1(j)  --   Ninth Supplemental Indenture, dated as of November 1, 1999, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1999B (Monroe) Note.

4.7.1(k)  --   Tenth Supplemental Indenture, dated as of December 1, 1999, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1999 Lease Notes.

4.7.1(l)  --   Eleventh Supplemental Indenture, dated as of January 1, 2000, made by Oglethorpe to SunTrust Bank as trustee, relating to the
               Series 1999A (Burke) Note.

4.7.1(m)  --   Twelfth Supplemental Indenture, dated as of January 1, 2000, made by Oglethorpe to SunTrust Bank as trustee, relating to the Series
               1999A (Monroe) Note.

*4.7.2    --   Security Agreement, dated as of March 1, 1997, made by Oglethorpe
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

4.10.3(1) --   Indenture of Trust, dated as of October 1, 1996, between
               Development Authority of Burke County and SunTrust Bank, Atlanta,
               as trustee, relating to Development Authority of Burke County
               Pollution Control Revenue Bonds (Oglethorpe Power Corporation
               Vogtle Project), Series 1996, and one other substantially
               identical indenture.

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

*10.1.1(a)--   Participation Agreement No. 2 among Oglethorpe as Lessee,
               Wilmington Trust Company as Owner Trustee, The First National
               Bank of Atlanta as Indenture Trustee, Columbia Bank for
               Cooperatives as Loan Participant and Ford Motor Credit Company as
               Owner Participant, dated December 30, 1985, together with a
               Schedule identifying three other substantially identical
               Participation Agreements. (Filed as Exhibit 10.1.1(b) to the
               Registrant's Form S-1 Registration Statement, File No. 33-7591.)

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

*10.1.1(d)--   Second Supplemental Participation Agreement No. 2, dated as of
               December 17, 1997, among Oglethorpe as Lessee, DFO Partnership, as assignee of Ford Motor Credit Company, as Owner Participant,
               Wilmington Trust Company and NationsBank, N.A. as Owner Trustee,
               The Bank of New York Trust Company of Florida, N.A. as Indenture
               Trustee, CoBank, ACB as Loan Participant, OPC Scherer Funding
               Corporation, as Original Funding Corporation, OPC Scherer 1997
               Funding Corporation A, as Funding Corporation, and SunTrust Bank,
               Atlanta, as Original Collateral Trust Trustee and Collateral
               Trust Trustee, with a Schedule identifying three substantially identical Second Supplemental Participation Agreements and any
               material differences. (Filed as Exhibit 10.1.1(d) to Registrant's
               Form S-4 Registration Statement, File No. 333-4275.)

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


*10.1.3(c)--   Second Amendment to Supporting Assets Lease No. 2, dated as of
               October 3, 1989, together with a Schedule identifying three substantially identical Second Amendments to Supporting Assets
               Leases. (Filed as Exhibit 10.1.3(c) to the Registrant's Form 10-Q
               for the quarterly period ended March 31, 1998, File No. 33-7591.)

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

*10.1.4(c)--   Second Amendment to Supporting Assets Sublease No. 2, dated as of
               October 3, 1989, together with a Schedule identifying three substantially identical Second Amendments to Supporting Assets
               Subleases. (Filed as Exhibit 10.1.4(c) to the Registrant's Form
               10-Q for the quarterly period ended March 31, 1998, File No.
               33-7591.)

*10.1.5(a)--   Tax Indemnification Agreement No. 2, dated December 30, 1985, between Ford Motor Credit Company, Owner Participant, and
               Oglethorpe, Lessee, together with a Schedule identifying three substantially identical Tax Indemnification Agreements. (Filed as
               Exhibit 10.1.5 to the Registrant's Form S-1 Registration
               Statement, File No. 33-7591.)

*10.1.5(b)--   Amendment No. 1 to the Tax Indemnification Agreement No. 2, dated
               December 17, 1997, between DFO Partnership, as assignee of Ford
               Motor Credit Company, as Owner Participant, and Oglethorpe, as
               Lessee, with a Schedule identifying three substantially identical
               Amendments No. 1 to the Tax Indemnification Agreements and any
               material differences. (Filed as Exhibit 10.1.5(b) to the
               Registrant's Form S-4 Registration Statement, File No. 333-42759.)

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

*10.5.2(a)--   Plant Hal Wansley Operating Agreement between Georgia Power
               Company and Oglethorpe, dated as of March 26, 1976. (Filed as
               Exhibit 10.8.2 to the Registrant's Form S-1 Registration
               Statement, File No. 33-7591.)

*10.5.2(b)--   Amendment, dated as of January 15, 1995, to the Plant Hal Wansley
               Operating Agreements by and among Georgia Power Company,
               Oglethorpe, Municipal Electric Authority of Georgia and City of
               Dalton, Georgia. (Filed as Exhibit 10.5.2(a) to the Registrant's
               Form 10-Q for the quarterly period ended September 30, 1996, File
               No. 33-7591.)

*10.5.3   --   Plant Hal Wansley Combustion Turbine Agreement between Georgia
               Power Company and Oglethorpe, dated as of August 2, 1982 and
               Amendment No. 1, dated October 20, 1982. (Filed as Exhibit 10.18 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)

*10.6.1   --   Edwin I. Hatch Nuclear Plant Purchase and Ownership Participation
               Agreement between Georgia Power Company and Oglethorpe, dated as of January 6, 1975. (Filed as Exhibit 10.9.1 to the Registrant's
               Form S-1 Registration Statement, File No. 33-7591.)

*10.6.2   --   Edwin I. Hatch Nuclear Plant Operating Agreement between Georgia
               Power Company and Oglethorpe, dated as of January 6, 1975. (Filed as Exhibit 10.9.2 to the Registrant's Form S-1 Registration
               Statement, File No. 33-7591.)

*10.7.1   --   Rocky Mountain Pumped Storage Hydroelectric Project Ownership
               Participation Agreement, dated as of November 18, 1988, by and between Oglethorpe and Georgia Power Company. (Filed as Exhibit
               10.22.1 to the Registrant's Form 10-K for the fiscal year ended
               December 31, 1988, File No. 33-7591.)

*10.7.2   --   Rocky Mountain Pumped Storage Hydroelectric Project Operating
               Agreement, dated as of November 18, 1988, by and between
               Oglethorpe and Georgia Power Company. (Filed as Exhibit 10.22.2
               to the Registrant's Form 10-K for the fiscal year ended December
               31, 1988, File No. 33-7591.)

*10.8.1   --   Amended and Restated Wholesale Power Contract, dated as of August
               1, 1996, between Oglethorpe and Altamaha Electric Membership
               Corporation and all schedules thereto, together with a Schedule identifying 37 other substantially identical Amended and Restated
               Wholesale Power Contracts, and an additional Amended and Restated
               Wholesale Power Contract that is not substantially identical.
               (Filed as Exhibit 10.8.1 to the Registrant's Form 10-K for the
               fiscal year ended December 31, 1996, File No. 33-7591.)

*10.8.2   --   Amended and Restated Supplemental Agreement, dated as of August
               1, 1996, by and between Oglethorpe, Altamaha Electric Membership
               Corporation and the United States of America, together with a
               Schedule identifying 38 other substantially identical Amended and
               Restated Supplemental Agreements. (Filed as Exhibit 10.8.2 to the
               Registrant's Form 10-K for the fiscal year ended December 31,
               1996, File No. 33-7591.)

*10.8.3   --   Supplemental Agreement to the Amended and Restated Wholesale
               Power Contract, dated as of January 1, 1997, by and among Georgia
               Power Company, Oglethorpe and Altamaha Electric Membership
               Corporation, together with a Schedule identifying 38 other substantially identical Supplemental Agreements. (Filed as
               Exhibit 10.8.3 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

*10.8.4   --   Supplemental Agreement to the Amended and Restated Wholesale
               Power Contract, dated as of March 1, 1997, by and between
               Oglethorpe and Altamaha Electric Membership Corporation, together with a Schedule identifying 36 other substantially identical
               Supplemental Agreements, and an additional Supplemental Agreement that is not substantially identical. (Filed as Exhibit 10.8.4 to the Registrant's Form 10-K for the fiscal year ended December 31,
               1996, File No. 33-7591.)

*10.8.5   --   Supplemental Agreement to the Amended and Restated Wholesale
               Power Contract, dated as of March 1, 1997, by and between
               Oglethorpe and Coweta-Fayette Electric Membership Corporation,
               together with a Schedule identifying 1 other substantially identical Supplemental Agreement. (Filed as Exhibit 10.8.5 to the
               Registrant's Form 10-K for the fiscal year ended December 31,
               1996, File No. 33-7591.)

*10.8.6   --   Supplemental Agreement to the Amended and Restated Wholesale
               Power Contract, dated as of May 1, 1997 by and between Oglethorpe and Altamaha Electric Membership Corporation, together with a
               Schedule identifying 38 other substantially identical
               Supplemental Agreements. (Filed as Exhibit 10.8.6 to the
               Registrant's Form 10-Q for the quarterly period ended June 30,
               1997, File No. 33-7591.)

*10.9(a)  --   Joint Committee Agreement among Georgia Power Company,
               Oglethorpe, Municipal Electric Authority of Georgia and the City
               of Dalton, Georgia, dated as of August 27, 1976. (Filed as
               Exhibit 10.14(b) to the Registrant's Form S-1 Registration
               Statement, File No. 33-7591.)

*10.9(b)  --   First Amendment to Joint Committee Agreement among Georgia Power
               Company, Oglethorpe, Municipal Electric Authority of Georgia and
               the City of Dalton, Georgia, dated as of June 19, 1978. (Filed as
               Exhibit 10.14(a) to the Registrant's Form S-1 Registration
               Statement, File No. 33-7591.)

*10.10    --   Letter of Commitment (Firm Power Sale) Under Service Schedule
               J--Negotiated Interchange Service between Alabama Electric
               Cooperative, Inc. and Oglethorpe, dated March 31, 1994. (Filed as
               Exhibit 10.11(b) to the Registrant's Form 10-Q for the quarter ended June 30, 1994, File No. 33-7591.)

*10.11.1  --   Assignment of Power System Agreement and Settlement Agreement,
               dated January 8, 1975, by Georgia Electric Membership Corporation
               to Oglethorpe. (Filed as Exhibit 10.20.1 to the Registrant's Form
               S-1 Registration Statement, File No. 33-7591.)

*10.11.2  --   Power System Agreement, dated April 24, 1974, by and between
               Georgia Electric Membership Corporation and Georgia Power
               Company. (Filed as Exhibit 10.20.2 to the Registrant's Form S-1
               Registration Statement, File No. 33-7591.)

*10.11.3  --   Settlement Agreement, dated April 24, 1974, by and between
               Georgia Power Company, Georgia Municipal Association, Inc., City
               of Dalton, Georgia Electric Membership Corporation and Crisp
               County Power Commission. (Filed as Exhibit 10.20.3 to the
               Registrant's Form S-1 Registration Statement, File No. 33-7591.)

*10.12    --   Long-Term Firm Power Purchase Agreement between Big Rivers
               Electric Corporation and Oglethorpe, dated as of December 17,
               1990. (Filed as Exhibit 10.24.3 to the Registrant's Form 10-K for
               the fiscal year ended December 31, 1990, File No. 33-7591.)

*10.13    --   Block Power Sale Agreement between Georgia Power Company and
               Oglethorpe, dated as of November 12, 1990. (Filed as Exhibit
               10.25 to the Registrant's Form 8-K, filed January 4, 1991, File
               No. 33-7591.)

*10.14    --   Revised and Restated Coordination Services Agreement between and among Georgia Power Company, Oglethorpe and Georgia System
               Operations Corporation, dated as of September 10, 1997. (Filed as
               Exhibit 10.14 to the Registrant's Form 10-K for the fiscal year ended December 31, 1997, File No. 33-7591.)

*10.15    --   ITSA, Power Sale and Coordination Umbrella Agreement between
               Oglethorpe and Georgia Power Company, dated as of November 12,
               1990. (Filed as Exhibit 10.28 to the Registrant's Form 8-K, filed
               January 4, 1991, File No. 33-7591.)

*10.16    --   Amended and Restated Nuclear Managing Board Agreement among
               Georgia Power Company, Oglethorpe Power Corporation, Municipal
               Electric Authority of Georgia and City of Dalton, Georgia dated as of July 1, 1993. (Filed as Exhibit 10.36 to the Registrant's
               10-Q for the quarterly period ended September 30, 1993, File No.
               33-7591.)

*10.17    --   Supplemental Agreement by and among Oglethorpe, Tri-County
               Electric Membership Corporation and Georgia Power Company, dated as of November 12, 1990, together with a Schedule identifying 38 other substantially identical Supplemental Agreements. (Filed as
               Exhibit 10.30 to the Registrant's Form 8-K, filed January 4,
               1991, File No. 33-7591.)

*10.18    --   Unit Capacity and Energy Purchase Agreement between Oglethorpe and Entergy Power Incorporated, dated as of October 11, 1990.
               (Filed as Exhibit 10.31 to the Registrant's Form 10-K for the
               fiscal year ended December 31, 1990, File No. 33-7591.)

*10.19    --   Power Purchase Agreement between Oglethorpe and Hartwell Energy
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

*10.22.19(a) --  OPC Intercreditor and Security Agreement No. 1, dated as of
                 December 30, 1996, among the United States of America, acting through the Administrator of the Rural Utilities Service, SunTrust Bank, Atlanta, Oglethorpe, Rocky Mountain Leasing
                 Corporation, SunTrust Bank, Atlanta, as Co-Trustee, Fleet
                 National Bank, as Owner Trustee, Utrecht-America Finance Co., as Lender and AMBAC Indemnity Corporation, together with a
                 Schedule identifying five other substantially identical
                 Intercreditor and Security Agreements. (Filed as Exhibit
                 10.32.19 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

*10.22.19(b) --  Supplement to OPC Intercreditor and Security Agreement No. 1,
                 dated as of March 1, 1997, among the United States of America, acting through the Administrator of the Rural Utilities
                 Service, SunTrust Bank, Atlanta, Oglethorpe, Rocky Mountain
                 Leasing Corporation, SunTrust Bank, Atlanta, as Co-Trustee,
                 Fleet National Bank, as Owner Trustee, Utrecht-America Finance
                 Co., as Lender and AMBAC Indemnity Corporation, together with a
                 Schedule identifying five other substantially identical
                 Supplements to OPC Intercreditor and Security Agreements.
                 (Filed as Exhibit 10.32.19(b) to the Registrant's Form S-4
                 Registration Statement, File No. 333-42759.)

*10.23.1     --  Member Transmission Service Agreement, dated as of March 1,
                 1997, by and between Oglethorpe and Georgia Transmission
                 Corporation (An Electric Membership Corporation). (Filed as
                 Exhibit 10.33.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

*10.23.2     --  Generation Services Agreement, dated as of March 1, 1997, by and between Oglethorpe and Georgia System Operations
                 Corporation. (Filed as Exhibit 10.33.2 to the Registrant's Form
                 10-K for the fiscal year ended December 31, 1996, File No.
                 33-7591.)

*10.23.3     --  Operation Services Agreement, dated as of March 1, 1997, by and between Oglethorpe and Georgia System Operations Corporation.
                 (Filed as Exhibit 10.33.3 to the Registrant's Form 10-K for the
                 fiscal year ended December 31, 1996, File No. 33-7591.)

*10.24(2)    --  Power Purchase and Sale Agreement between Morgan Stanley
                 Capital Group Inc. and Oglethorpe, dated as of April 7, 1997.
                 (Filed as Exhibit 10.34 to the Registrant's Form 10-Q for the
                 quarterly period ended March 31, 1997, File No. 33-7591.)

*10.25       --  Long Term Transaction Service Agreement Under Southern
                 Companies' Federal Energy Regulatory Commission Electric Tariff
                 Volume No. 4 Market-Based Rate Tariff, between Georgia Power
                 Company and Oglethorpe, dated as of February 26, 1999. (Filed as Exhibit 10.27 to the Registrant's Form 10-Q for the
                 quarterly period ended March 31, 1999, File No. 33-7591.)

10.26(3)     --  Employment Agreement, dated as of September 15, 1999, between
                 Oglethorpe and Thomas A. Smith.

21.1         --  Rocky Mountain Leasing Corporation, a Delaware corporation.

27.1         --  Financial Data Schedule (for SEC use only).

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

(B)  REPORTS ON FORM 8-K.

     Oglethorpe filed a Current Report on Form 8-K on December 21, 1999 containing disclosure under Item 5, Other Events, stating that on December 20, 1999, an arbitration panel ruled that Oglethorpe's power marketing contract with LEM and LG&E Energy Corp. is valid and must continue to be honored.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March, 2000.

                                  OGLETHORPE POWER CORPORATION
                                  (AN ELECTRIC MEMBERSHIP CORPORATION)

                                  By: /s/ J. Calvin Earwood
                                      --------------------------------------
                                          J. Calvin Earwood
                                          Chairman of the Board

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

                SIGNATURE                                    TITLE                                 DATE
                ---------                                    -----                                 ----
/s/         J. Calvin Earwood             Chairman of the Board, Director (Principal          March 24, 2000
---------------------------------------   Executive Officer)
            J. Calvin Earwood

/s/         Thomas A. Smith               President and Chief Executive Officer               March 24, 2000
---------------------------------------   (Principal Executive Officer)
            Thomas A. Smith

/s/          Mac F. Oglesby               Treasurer, Director (Principal Financial            March 24, 2000
---------------------------------------   Officer)
             Mac F. Oglesby

/s/        W. Clayton Robbins             Senior Vice President, Finance and                  March 24, 2000
---------------------------------------   Administration (Principal Financial Officer)
            W. Clayton Robbins

/s/        Willie B. Collins              Controller and Chief Risk Officer                   March 24, 2000
---------------------------------------
           Willie B. Collins

/s/         Ashley C. Brown               Director                                            March 24, 2000
---------------------------------------
            Ashley C. Brown

/s/         Larry N. Chadwick             Director                                            March 24, 2000
---------------------------------------
            Larry N. Chadwick

/s/         Benny W. Denham               Director                                            March 24, 2000
---------------------------------------
            Benny W. Denham

                SIGNATURE                                    TITLE                                 DATE
                ---------                                    -----                                 ----
/s/        Wm. Ronald Duffey              Director                                            March 24, 2000
---------------------------------------
           Wm. Ronald Duffey

/s/         Sammy M. Jenkins              Director                                            March 24, 2000
---------------------------------------
            Sammy M. Jenkins

/s/         J. Sam L. Rabun               Director                                            March 24, 2000
---------------------------------------
            J. Sam L. Rabun

/s/          John S. Ranson               Director                                            March 24, 2000
---------------------------------------
             John S. Ranson

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