Form 10-Q
period 2000-03-31
OGLETHORPE POWER CORP
filed 2000-05-15
CIK 788816

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X}             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2000


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

                          OGLETHORPE POWER CORPORATION

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2000


                                                                       Page No.

PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

               Condensed Balance Sheets as of March 31, 2000
               (Unaudited) and December 31, 1999                           3

               Condensed Statements of Revenues and Expenses and
               Comprehensive Margin (Unaudited) for the Three Months
               ended March 31, 2000 and 1999                               5

               Condensed Statements of Cash Flows (Unaudited)
               for the Three Months Ended March 31, 2000 and 1999          6

               Notes to the Condensed Financial Statements                 7

      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations               8

      Item 3.  Quantitative and Qualitative Disclosures About
               Market Risk                                                12



PART II - OTHER INFORMATION


      Item 6.  Exhibits and Reports on Form 8-K                           13


SIGNATURES                                                                14



PART I -  FINANCIAL INFORMATION
Item 1.  Financial Statements

Oglethorpe Power Corporation
Condensed Balance Sheets
March 31, 2000 and December 31, 1999

------------------------------------------------------------------------------------------------------------------
                                                                                           (dollars in thousands)

                                                                                 2000                   1999
                                  Assets                                     (Unaudited)
                                                                            --------------------------------------

Electric plant, at original cost:

  In service                                                                    $4,856,774             $4,854,037
  Less:  Accumulated provision for depreciation                                 (1,657,517)            (1,625,933)
                                                                            ---------------        ---------------
                                                                                 3,199,257              3,228,104

  Nuclear fuel, at amortized cost                                                   79,751                 84,565
  Construction work in progress                                                     24,720                 18,299
                                                                            ---------------        ---------------
                                                                                 3,303,728              3,330,968
                                                                            ---------------        ---------------

Investments and funds:
  Decommissioning fund, at market                                                  141,423                135,703
  Deposit on Rocky Mountain transactions, at cost                                   60,583                 59,579
  Bond, reserve and construction funds, at market                                   28,082                 31,158
  Investment in associated organizations, at cost                                   17,788                 17,919
  Other, at cost                                                                     2,510                  2,535
                                                                            ---------------        ---------------
                                                                                   250,386                246,894
                                                                            ---------------        ---------------

Current assets:
  Cash and temporary cash investments, at cost                                     165,022                222,814
  Other short-term investments, at market                                           76,648                 75,482
  Customer receivables                                                             107,688                109,705
  Notes receivable                                                                 136,277                 94,070
  Inventories, at average cost                                                      84,284                 89,766
  Prepayments and other current assets                                              21,466                 19,293
                                                                            ---------------        ---------------
                                                                                   591,385                611,130
                                                                            ---------------        ---------------

Deferred charges:
  Premium and loss on reacquired debt, being amortized                             191,269                196,289
  Deferred amortization of Scherer leasehold                                       101,705                101,404
  Discontinued projects, being amortized                                            25,974                 28,020
  Deferred debt expense, being amortized                                            17,178                 17,070
  Other                                                                             31,040                 32,847
                                                                            ---------------        ---------------
                                                                                   367,166                375,630
                                                                            ---------------        ---------------
                                                                                $4,512,665             $4,564,622
                                                                            ===============        ===============


The accompanying notes are an integral part of these condensed financial statements.


Oglethorpe Power Corporation
Condensed Balance Sheets
March 31, 2000 and December 31, 1999
--------------------------------------------------------------------------------------------------------------------------
                                                                                                  (dollars in thousands)

                                                                                      2000                     1999
                             Equity and Liabilities                                (Unaudited)
                                                                                 -----------------------------------------

Capitalization:
  Patronage capital and membership  fees (including  unrealized loss of ($1,435)
    at March 31, 2000 and ($1,609) at
    December 31, 1999 on available-for-sale securities)                                 $379,387                 $370,025
  Long-term debt                                                                       3,062,376                3,103,590
  Obligation under capital leases                                                        273,280                  275,224
  Obligation under Rocky Mountain transactions                                            60,583                   59,579
                                                                                 ----------------        -----------------
                                                                                       3,775,626                3,808,418
                                                                                 ----------------        -----------------

Current liabilities:
  Long-term debt and capital leases due within one year                                  110,123                  129,419
  Accounts payable                                                                        55,411                   69,555
  Notes payable                                                                          130,253                   88,479
  Accrued interest                                                                        14,484                   50,201
  Accrued and withheld taxes                                                               6,724                       26
  Other current liabilities                                                                8,042                    9,318
                                                                                 ----------------        -----------------
                                                                                         325,037                  346,998
                                                                                 ----------------        -----------------

Deferred credits and other liabilities:
  Gain on sale of plant, being amortized                                                  55,188                   55,807
  Net benefit of sale of income tax benefits, being amortized                             16,019                   18,021
  Net benefit of Rocky Mountain transactions, being amortized                             85,208                   86,004
  Accumulated deferred income taxes                                                       63,485                   63,203
  Decommissioning reserve                                                                169,505                  164,510
  Other                                                                                   22,597                   21,661
                                                                                 ----------------        -----------------
                                                                                         412,002                  409,206
                                                                                 ----------------        -----------------
                                                                                      $4,512,665               $4,564,622
                                                                                 ================        =================


The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Revenues and Expenses and Comprehensive Margin (Unaudited)
For the Three Months Ended March 31, 2000 and 1999
---------------------------------------------------------------------------------------------------------------------------
                                                                                                (dollars in thousands)


                                                                                   2000                           1999
                                                                               --------------------------------------------

Operating revenues:
   Sales to Members                                                                $264,705                       $245,043
   Sales to non-Members                                                              10,177                          5,721
                                                                               -------------                  -------------
     Total operating revenues                                                       274,882                        250,764
                                                                               -------------                  -------------

Operating expenses:
  Fuel                                                                               49,112                         41,535
  Production                                                                         58,993                         50,311
  Purchased power                                                                    72,514                         63,006
  Depreciation and amortization                                                      32,736                         33,619
                                                                               -------------                  -------------
     Total operating expenses                                                       213,355                        188,471
                                                                               -------------                  -------------
Operating margin                                                                     61,527                         62,293
                                                                               -------------                  -------------

Other income (expense):
  Investment income                                                                   8,949                          7,455
  Amortization of deferred gains                                                        619                            619
  Amortization of net benefit of sale of income tax benefits                          2,799                          2,799
  Allowance for equity funds used during construction                                    12                             27
  Other                                                                                 259                            191
                                                                               -------------                  -------------
     Total other income                                                              12,638                         11,091
                                                                               -------------                  -------------

Interest charges:
  Interest on long-term debt and other obligations                                   65,076                         65,745
  Allowance for debt funds used during construction                                     (99)                          (460)
                                                                               -------------                  -------------
     Net interest charges                                                            64,977                         65,285
                                                                               -------------                  -------------

Net margin                                                                            9,188                          8,099
Net change in unrealized gain (loss) on available-for-sale securities                   174                           (775)
                                                                               -------------                  -------------
Comprehensive margin                                                                 $9,362                         $7,324
                                                                               =============                  =============


The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2000 and 1999
-----------------------------------------------------------------------------------------------------------


                                                                          2000                    1999
                                                                       ------------------------------------

Cash flows from operating activities:

   Net margin                                                              $ 9,188                 $ 8,099
                                                                       ------------           -------------

   Adjustments  to  reconcile  net  margin  to net cash  provided by  operating  activities:
        Depreciation and amortization                                       51,244                  38,108
        Allowance for equity funds used during construction                    (12)                    (27)
        Amortization of deferred gains                                        (619)                   (619)
        Amortization of net benefit of sale of income tax benefits          (2,799)                 (2,799)
        Deferred income taxes                                                  283                       -
        Other                                                                2,337                   3,269

   Change in net current assets, excluding long-term debt
      and capital leases due within one year and notes payable:
        Notes receivable                                                       200                     209
        Receivables                                                          2,017                   6,889
        Inventories                                                          5,482                  (6,676)
        Prepayments and other current assets                                (2,174)                 (4,896)
        Accounts payable                                                   (14,144)                 11,060
        Accrued interest                                                   (35,718)                  4,331
        Accrued and withheld taxes                                           6,698                   6,270
        Other current liabilities                                           (1,277)                (11,558)
                                                                       ------------           -------------
          Total adjustments                                                 11,518                  43,561
                                                                       ------------           -------------
       Net cash (used in) provided by operating activities                  20,706                  51,660
                                                                       ------------           -------------

Cash flows from investing activities:
     Property additions                                                    (14,582)                (18,632)
     Net proceeds from bond, reserve and construction funds                  3,013                     330
     Decrease in investment in associated organizations                        131                     138
     Increase in other short-term investments                                 (930)                 (1,296)
     Increase in decommissioning fund                                       (2,861)                 (4,467)
                                                                       ------------           -------------
       Net cash used in investing activities                               (15,229)                (23,927)
                                                                       ------------           -------------

Cash flows from financing activities:
     Long-term debt proceeds, net                                           (2,957)                 (2,597)
     Long-term debt payments                                               (60,685)                (33,825)
     Increase in notes payable                                              41,774                  39,898
     Increase in notes receivable under interim financing agreement        (42,405)                (48,908)
     Other                                                                   1,004                     230
                                                                       ------------           -------------
       Net cash used in financing activities                               (63,269)                (45,202)
                                                                       ------------           -------------
Net decrease in cash and temporary cash investments                        (57,792)                (17,469)
Cash and temporary cash investments at beginning of period                 222,814                 106,235
                                                                       ------------           -------------
Cash and temporary cash investments at end of period                      $165,022                $ 88,766
                                                                       ============           =============

Cash paid for:
     Interest (net of amounts capitalized)                                $ 93,058                $ 52,415
     Income taxes                                                                -                       -

The accompanying notes are an integral part of these condensed financial statements.

                          Oglethorpe Power Corporation

                     Notes to Condensed Financial Statements

                             March 31, 2000 and 1999

(A) The condensed financial statements included in this report have been prepared by Oglethorpe Power Corporation (Oglethorpe), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the information furnished in this report reflects all adjustments (which include only normal recurring adjustments) and estimates necessary to present fairly, in all material respects, the results for the periods ended March 31, 2000 and 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although Oglethorpe believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Oglethorpe's latest Annual Report on Form 10-K, as filed with the SEC. Certain amounts for 1999 have been reclassified to conform with the current period presentation. The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of results to be expected for the full year.


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the Three Months Ended March 31, 2000 and 1999


Operating Revenues


Revenues from sales to Oglethorpe's 39 retail electric distribution cooperative members (the Members) for the three months ended March 31, 2000 were 8.0% higher than for the same period of 1999. Megawatt-hour (MWh) sales to Members were 9.5% higher in the current period compared to the same period of 1999. The increase in MWh sales to Members in 2000 compared to 1999 was due primarily to continued sales growth in the Members' service territories. The average revenue per MWh from sales to Members was 1.3% lower for the current quarter compared to the same period of 1999.

The components of Member revenues for the three months ended March 31, 2000 and 1999 were as follows:

                                                    Three Months
                                                   Ended March 31,
                                               ------------------------
                                                2000             1999
                                                ----             ----
                                                 (dollars in thousands)

Capacity revenues                              $155,316        $155,213
Energy revenues                                 109,389          89,830
                                               --------        --------

     Total                                     $264,705        $245,043
                                               ========        ========

While capacity revenues from Members for the three months ended March 31, 2000 compared to 1999 were virtually unchanged, energy revenues were 21.8% higher for the current quarter compared to the same period of 1999. The increase in energy revenues in the current quarter of 2000 was partly due to higher MWh sales and partly due to the pass-through of higher prices for purchased power energy and higher average fuel costs (see "Operating Expenses" below). Oglethorpe's average energy revenue per MWh from sales to Members for the three-month period was 11.2% higher in 2000 compared to 1999.

Sales to non-Members were primarily from energy sales to other utilities and power marketers. The following table summarizes the amounts of non-Member revenues from these sources for the three months ended March 31, 2000 and 1999:

                                                          Three Months
                                                         Ended March 31,
                                                     ------------------------
                                                        2000           1999
                                                        ----           ----
                                                     (dollars in thousands)

Sales to other utilities                             $ 8,576           $3,826
Sales to power marketers                               1,601            1,895
                                                     -------           ------
     Total                                           $10,177           $5,721
                                                     =======           ======


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

Operating Expenses

Operating expenses for the three months ended March 31, 2000 were 13.2% higher compared to the same period of 1999. This increase was primarily due to increases in fuel, production and purchased power costs for the current quarter compared to the same quarter of 1999.

Fuel costs increased 18.2% primarily as a result of a 15.0% increase in MWhs of generation. For the current quarter, nuclear generation was 15.4% higher and fossil generation was 11.6% higher as compared to the same period of 1999. The higher fossil generation resulted in a 2.9% increase in average fuel costs.

The 17.3% increase in production costs was partly due to higher operations and maintenance (O&M) expenses for Plant Scherer and partly due to nuclear insurance costs. The higher O&M expenses for Plant Scherer resulted partly from a $1.6 million true up for sharing of O&M expenses between the owners of Units No. 1 and 2 (which include Oglethorpe) and the owners of Units No. 3 and 4 related to the burning of western coal. In addition, Plant Scherer Unit No. 2 incurred higher maintenance outage costs in the first quarter of 2000 compared to the same quarter of 1999. Also, O&M expenses in 1999 were lowered by a $2.1 million refund for nuclear insurance.

Purchased power costs increased 15.1% in the current quarter compared to the same period of 1999 primarily as a result of a 23.7% increase in purchased MWhs. The average cost per MWh of total purchased power was 7.0% lower in 2000 compared to the comparable period of 1999. Purchased power costs were as follows:

                                              Three Months
                                             Ended March 31,
                                          -----------------------
                                            2000           1999
                                            ----           ----
                                           (dollars in thousands)

Capacity costs                            $21,611         $25,408
Energy costs                               50,903          37,598
                                          -------         -------
     Total                                $72,514         $63,006
                                          =======         =======

Purchased power capacity costs for the three months ended March 31, 2000 were approximately 14.9% lower than for the same period of 1999. These savings were primarily a result of a new power purchase agreement Oglethorpe entered into with Georgia Power Company (GPC) effective April 1, 1999 which replaced the Block Power Sale Agreement. Purchased power energy costs for the three-month period of 2000 were 35.4% higher compared to the same period of 1999 primarily as a result of higher volume of purchased MWhs during the first quarter of 2000 compared to the first quarter of 1999. In addition, higher prices in the wholesale electricity markets resulted in a 9.4% increase in the average cost of purchased power energy per MWh for the three-month period of 2000 compared to 1999.

Other Income

Investment income was higher for the three-month period of 2000 compared to the same period of 1999 partly due to interest earnings on the notes receivable from Smarr EMC relating to the Sewell Creek Energy Facility and partly due to higher cash and temporary cash investment balances and higher interest earnings on those investments. See "Financial Condition" for a further discussion of the Sewell Creek Energy Facility.

Financial Condition

Total assets and total equity plus liabilities as of March 31, 2000 were $4.5 billion, which was $52 million less than the total at December 31, 1999 due primarily to depreciation of plant and the decrease in cash and temporary cash investments, offset somewhat by an increase in the notes receivable for construction of Sewell Creek Energy Facility. The Sewell Creek Energy Facility is being financed on an interim basis by Oglethorpe through the issuance of commercial paper. Smarr EMC has negotiated permanent financing for the Sewell Creek Energy Facility, which Oglethorpe expects will close shortly after it is placed into commercial operation (expected to occur in the summer of 2000). Oglethorpe expects Smarr EMC to use the proceeds of this financing to repay the notes to Oglethorpe, and Oglethorpe will in turn repay the commercial paper issued in connection with the interim financing of the facility. See "THE MEMBERS--Smarr EMC" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Financial Condition--Liquidity and Sources of Capital" in Items 1 and 7 of Oglethorpe's 1999 Annual Report on Form 10-K for a further discussion of Smarr EMC.

Assets

Property additions for the three months ended March 31, 2000 totaled $14.6 million primarily for purchases of nuclear fuel and for additions, replacements and improvements to existing generation facilities.

The decrease in cash and temporary cash investments is a result of cash used in financing and investing activities, including property additions noted above and debt principal repayments, exceeding cash provided from operations.

The increase in notes receivable resulted primarily from use of funds for interim financing activities related to the construction of the Sewell Creek Energy Facility.

Prepayments and other current assets increased primarily due to the estimated prepayments to GPC for Plant Hatch O&M costs for April 2000 being $3.3 million higher compared to the estimate for January 2000.

Equity and Liabilities

Accounts payable decreased due to normal variations in the timing of payables activity.

Notes payable represents commercial paper issued by Oglethorpe as interim financing for costs incurred in the construction of Sewell Creek Energy
Facility. Oglethorpe expects to be reimbursed for costs relating to the construction of Sewell Creek Energy Facility shortly after it is placed into commercial operation, which Oglethorpe anticipates will be in the summer of 2000.

The decrease in accrued interest resulted from the fourth quarter Federal Financing Bank interest payment being paid on January 3, 2000, whereas, the first quarter Federal Financing Bank interest payment was paid on March 31.

Accrued and withheld taxes increased as a result of the normal monthly accruals for property taxes, which are generally paid in the fourth quarter of the year.

Forward-Looking Statements and Associated Risks

This Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding, among other items, (i) anticipated trends in Oglethorpe's business and (ii) Oglethorpe's future power supply resources and arrangements. These forward-looking statements are based largely on Oglethorpe's current expectations and are subject to a number of risks and uncertainties, certain of which are beyond Oglethorpe's control. For certain factors that could cause actual results to differ materially from those anticipated by these forward-looking statements, see "CERTAIN FACTORS AFFECTING THE ELECTRIC UTILITY INDUSTRY" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Miscellaneous--Competition" in Items 1 and 7 of Oglethorpe's 1999 Annual Report on Form 10-K. In light of these risks and uncertainties, there can be no assurance that events anticipated by the forward-looking statements contained in this Quarterly Report will in fact transpire.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Oglethorpe's market risks have not changed materially from the market risks reported in Oglethorpe's 1999 Annual Report on Form 10-K.

PART II -   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

    (a)   Exhibits

    Number    Description

      27.1      Financial Data Schedule (for SEC use only).


     (b)   Reports on Form 8-K

     No reports on Form 8-K were filed by Oglethorpe for the quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Oglethorpe Power Corporation
                                          (An Electric Membership Corporation)




Date: May 15, 2000               By:     /s/ Thomas A. Smith
                                          -------------------
                                             Thomas A. Smith
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)


Date: May 15, 2000                        /s/ Mac F. Oglesby
                                          ------------------
                                              Mac F. Oglesby
                                          Treasurer
                                          (Principal Financial Officer)


Date: May 15, 2000                        /s/ W. Clayton Robbins
                                          ----------------------
                                              W. Clayton Robbins
                                          Senior Vice President, Finance
                                          and Administration
                                          (Principal Financial Officer)

Date: May 15, 2000                        /s/ Willie B. Collins
                                          ---------------------
                                              Willie B. Collins
                                          Controller and Chief Risk Officer
                                          (Chief Accounting Officer)