Form 10-Q
period 2000-06-30
OGLETHORPE POWER CORP
filed 2000-08-14
CIK 788816

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549




                                    FORM 10-Q

(Mark One)

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2000

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

                          OGLETHORPE POWER CORPORATION


                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000


                                                                        Page No.
                                                                        -------
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements


               Condensed Balance Sheets as of June 30, 2000
               (Unaudited) and December 31, 1999                           3

               Condensed Statements of Revenues and Expenses and
               Comprehensive Margin (Unaudited) for the Three Months
               and Six Months ended June 30, 2000 and 1999                 5


               Condensed Statements of Cash Flows (Unaudited)
               for the Six Months Ended June 30, 2000 and 1999             6

               Notes to the Condensed Financial Statements                 7

      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations               8

      Item 3.  Quantitative and Qualitative Disclosures About
               Market Risk                                                13



PART II - OTHER INFORMATION


      Item 6.  Exhibits and Reports on Form 8-K                           14


SIGNATURES                                                                15


PART I -  FINANCIAL INFORMATION
Item 1.  Financial Statements

Oglethorpe Power Corporation
Condensed Balance Sheets
June 30, 2000 and December 31, 1999
--------------------------------------------------------------------------------------------------------
                                                                           (dollars in thousands)

                                                                         2000                 1999
                               Assets                                 (Unaudited)
                                                                     -----------------------------------

Electric plant, at original cost:
  In service                                                            $4,862,550           $4,854,037
  Less:  Accumulated provision for depreciation                         (1,689,412)          (1,625,933)
                                                                     --------------       --------------
                                                                         3,173,138            3,228,104

  Nuclear fuel, at amortized cost                                           81,090               84,565
  Construction work in progress                                             45,923               18,299
                                                                     --------------       --------------
                                                                         3,300,151            3,330,968
                                                                     --------------       --------------

Investments and funds:
  Decommissioning fund, at market                                          141,732              135,703
  Deposit on Rocky Mountain transactions, at cost                           61,588               59,579
  Bond, reserve and construction funds, at market                           28,187               31,158
  Investment in associated organizations, at cost                           17,782               17,919
  Other, at cost                                                             2,094                2,535
                                                                     --------------       --------------
                                                                           251,383              246,894
                                                                     --------------       --------------

Current assets:
  Cash and temporary cash investments, at cost                             186,906              222,814
  Other short-term investments, at market                                   77,850               75,482
  Customer receivables                                                     128,172              109,705
  Notes receivable                                                         150,873               94,070
  Inventories, at average cost                                              81,793               89,766
  Prepayments and other current assets                                      16,192               19,293
                                                                     --------------       --------------
                                                                           641,786              611,130
                                                                     --------------       --------------

Deferred charges:
  Premium and loss on reacquired debt, being amortized                     186,184              196,289
  Deferred amortization of Scherer leasehold                               102,007              101,404
  Discontinued projects, being amortized                                    23,928               28,020
  Deferred debt expense, being amortized                                    16,998               17,070
  Other                                                                     27,660               32,847
                                                                     --------------       --------------
                                                                           356,777              375,630
                                                                     --------------       --------------
                                                                        $4,550,097           $4,564,622
                                                                     ==============       ==============


The accompanying notes are an integral part of these condensed financial statements.


Oglethorpe Power Corporation
Condensed Balance Sheets
June 30, 2000 and December 31, 1999
--------------------------------------------------------------------------------------------------------
                                                                         (dollars in thousands)

                                                                         2000                 1999
                       Equity and Liabilities                         (Unaudited)
                                                                     -----------------------------------

Capitalization:
  Patronage capital and membership fees (including unrealized loss of ($1,192) at June 30, 2000 and ($1,609) at
    December 31, 1999 on available-for-sale securities)                   $389,253             $370,025
  Long-term debt                                                         3,040,934            3,103,590
  Obligation under capital leases                                          271,336              275,224
  Obligation under Rocky Mountain transactions                              61,588               59,579
                                                                     --------------       --------------
                                                                         3,763,111            3,808,418
                                                                     --------------       --------------

Current liabilities:
  Long-term debt and capital leases due within one year                    111,411              129,419
  Accounts payable                                                          53,380               69,555
  Notes payable                                                            170,476               88,479
  Accrued interest                                                          25,537               50,201
  Accrued and withheld taxes                                                13,406                   26
  Other current liabilities                                                  3,891                9,318
                                                                     --------------       --------------
                                                                           378,101              346,998
                                                                     --------------       --------------

Deferred credits and other liabilities:
  Gain on sale of plant, being amortized                                    54,570               55,807
  Net benefit of sale of income tax benefits, being amortized               14,016               18,021
  Net benefit of Rocky Mountain transactions, being amortized               84,411               86,004
  Accumulated deferred income taxes                                         63,485               63,203
  Decommissioning reserve                                                  169,008              164,510
  Other                                                                     23,395               21,661
                                                                     --------------       --------------
                                                                           408,885              409,206
                                                                     --------------       --------------
                                                                        $4,550,097           $4,564,622
                                                                     ==============       ==============


The accompanying notes are an integral part of these condensed financial statements.


Oglethorpe Power Corporation
Condensed Statements of Revenues and Expenses and Comprehensive Margin (Unaudited)
For the Three and Six Months Ended June 30, 2000 and 1999
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                       (dollars in thousands)

                                                                   Three Months Ended June 30,           Six Months Ended June 30,
                                                                      2000             1999               2000             1999
                                                                   ----------------------------        ----------------------------

Operating revenues:
   Sales to Members                                                  $271,384         $262,540           $536,090         $507,583
   Sales to non-Members                                                13,642           11,377             23,820           17,099
                                                                   -----------      -----------        -----------      -----------
     Total operating revenues                                         285,026          273,917            559,910          524,682
                                                                   -----------      -----------        -----------      -----------

Operating expenses:
  Fuel                                                                 55,597           46,606            104,709           88,141
  Production                                                           51,994           52,559            111,096          102,847
  Purchased power                                                      83,555           82,729            156,069          145,735
  Depreciation and amortization                                        32,894           33,681             65,631           67,300
                                                                   -----------      -----------        -----------      -----------
     Total operating expenses                                         224,040          215,575            437,505          404,023
                                                                   -----------      -----------        -----------      -----------
Operating margin                                                       60,986           58,342            122,405          120,659
                                                                   -----------      -----------        -----------      -----------

Other income (expense):
  Investment income                                                    11,614           10,610             20,563           18,064
  Amortization of net benefit of sale of income tax benefits            2,799            2,799              5,597            5,597
  Allowance for equity funds used during construction                      16               19                 28               46
  Other                                                                 1,107            1,017              2,093            1,804
                                                                   -----------      -----------        -----------      -----------
     Total other income                                                15,536           14,445             28,281           25,511
                                                                   -----------      -----------        -----------      -----------

Interest charges:
  Interest on long-term debt and other obligations                     67,026           68,242            132,102          133,987
  Allowance for debt funds used during construction                      (128)              62               (227)            (398)
                                                                   -----------      -----------        -----------      -----------
     Net interest charges                                              66,898           68,304            131,875          133,589
                                                                   -----------      -----------        -----------      -----------

Net margin                                                              9,624            4,483             18,811           12,581
Net change in unrealized gain (loss) on available-for sale securities     243             (894)               417           (1,668)
                                                                   -----------      -----------        -----------      -----------
Comprehensive margin                                                   $9,867           $3,589            $19,228          $10,913
                                                                   ===========      ===========        ===========      ===========

The accompanying notes are an intregal part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2000 and 1999
---------------------------------------------------------------------------------------------------------------
                                                                                 (dollars in thousands)

                                                                             2000                     1999
                                                                         --------------------------------------

Cash flows from operating activities:
   Net margin                                                                $ 18,811                 $ 12,581
                                                                         -------------            -------------

   Adjustments to reconcile net margin to net cash
      provided by operating activities:
        Depreciation and amortization                                         100,992                   84,167
        Allowance for equity funds used during construction                       (28)                     (46)
        Amortization of deferred gains                                         (1,237)                  (1,237)
        Amortization of net benefit of sale of income tax benefits             (5,597)                  (5,597)
        Deferred income taxes                                                     283                      -
        Other                                                                   5,541                    8,624

   Change in net current assets, excluding long-term debt and capital leases due within one year and notes payable:
        Notes receivable                                                          (13)                     415
        Receivables                                                           (18,467)                 (14,914)
        Inventories                                                             7,973                  (15,636)
        Prepayments and other current assets                                    3,101                    2,413
        Accounts payable                                                      (16,175)                  14,700
        Accrued interest                                                      (24,665)                   5,535
        Accrued and withheld taxes                                             13,380                   12,740
        Other current liabilities                                              (5,427)                  (9,630)
                                                                         -------------            -------------
          Total adjustments                                                    59,661                   81,534
                                                                         -------------            ------------
       Net cash provided by operating activities                               78,472                   94,115
                                                                         -------------            -------------

Cash flows from investing activities:
     Property additions                                                       (53,607)                 (32,454)
     Net proceeds from bond, reserve and construction funds                     2,964                       92
     Decrease in investment in associated organizations                           137                      138
     Increase in other short-term investments                                  (1,944)                  (1,832)
     Increase in decommissioning fund                                          (6,673)                 (10,868)
                                                                         -------------            -------------
       Net cash used in investing activities                                  (59,123)                 (44,924)
                                                                         -------------            -------------

Cash flows from financing activities:
     Long-term debt proceeds, net                                              (1,710)                  (4,667)
     Long-term debt payments                                                  (81,014)                 (52,938)
     Increase in notes payable                                                 81,997                   58,356
     Increase in notes receivable under interim financing agreement           (56,790)                 (70,435)
     Other                                                                      2,260                      964
                                                                         -------------            -------------
       Net cash used in financing activities                                  (55,257)                 (68,720)
                                                                         -------------            -------------
Net decrease in cash and temporary cash investments                           (35,908)                 (19,529)
Cash and temporary cash investments at beginning of period                    222,814                  106,235
                                                                         -------------            -------------
Cash and temporary cash investments at end of period                         $186,906                 $ 86,706
                                                                         =============            =============

Cash paid for:
     Interest (net of amounts capitalized)                                   $140,325                $ 108,936
     Income taxes                                                                 -                        -

The accompanying notes are an integral part of these condensed financial statements.

                          Oglethorpe Power Corporation
                     Notes to Condensed Financial Statements
                             June 30, 2000 and 1999



(A) The condensed financial statements included in this report have been prepared by Oglethorpe Power Corporation (Oglethorpe), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the information furnished in this report reflects all adjustments (which include only normal recurring adjustments) and estimates necessary to present fairly, in all material respects, the results for the periods ended June 30, 2000 and 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although Oglethorpe believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Oglethorpe's latest Annual Report on Form 10-K, as filed with the SEC. Certain amounts for 1999 have been reclassified to conform with the current period presentation. The results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of results to be expected for the full year.

(B) In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment of SFAS No. 133. These standards require that derivative instruments, with certain exceptions, be recognized as assets or liabilities and be measured at fair value. Oglethorpe is required to adopt SFAS No. 133 and SFAS No. 138 by January 1, 2001. Oglethorpe is currently assessing the impact that adoption of SFAS No. 133 and SFAS No. 138 will have on results of operations and financial condition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the Three Months and Six Months Ended June 30, 2000 and 1999
----------------------------------------------------------------

Operating Revenues

Revenues from sales to Oglethorpe's 39 retail electric distribution cooperative members (the Members) for the three months and six months ended June 30, 2000 were 3.4% and 5.6% higher than the same periods of 1999. Megawatt-hour (MWh) sales to Members were 11.5% and 10.5% higher in the current three-month and six-month periods compared to the same periods of 1999. The increase in MWh sales to Members in 2000 compared to 1999 was primarily due to continued sales growth in the Members' service territories. The average revenue per MWh from sales to Members was 7.3% and 4.4% less for the current periods compared to the same periods of 1999.

The components of Member revenues for the three months and six months ended June 30, 2000 and 1999 were as follows:

                                    Three Months                 Six Months
                                   Ended June 30,              Ended June 30,
                            ------------------------      ---------------------

                               2000           1999           2000         1999
                               ----           ----           ----         ----

                                              (dollars in thousands)

Capacity revenues           $157,612        $155,210      $312,928     $310,424
Energy revenues              113,772         107,330       223,162      197,159
                            --------        --------       -------     --------

     Total                  $271,384        $262,540      $536,090     $507,583
                            ========        ========      ========     ========


While capacity revenues from Members for the three months and six months ended June 30, 2000 compared to 1999 increased slightly, energy revenues were 6.0% and 13.2% higher for the current periods compared to the same periods of 1999. The increase in energy revenues in 2000 was primarily due to higher MWh sales. Oglethorpe's average energy revenue per MWh from sales to Members was 4.9% less in the current three-month period of 2000 compared to 1999 and 2.4% higher for the six-month period of 2000 compared to 1999. The lower average energy revenue per MWh during the current quarter resulted primarily from lower average purchased power energy costs (see "Operating Expenses" below).

Sales to non-Members were primarily from energy sales to other utilities and power marketers. The following table summarizes the amounts of non-Member revenues from these sources for the three months and six months ended June 30, 2000 and 1999:

                                        Three Months            Six Months
                                        Ended June 30,        Ended June 30,
                                   -----------------------  -------------------

                                      2000         1999      2000         1999
                                      ----         ----      ----         ----

                                                (dollars in thousands)

Sales to other utilities            $11,768        $8,878    $20,345    $12,705
Sales to power marketers              1,874         2,499      3,475      4,394
                                    -------       -------    -------     ------

     Total                          $13,642       $11,377    $23,820    $17,099
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


Operating Expenses

Operating expenses for the three months and six months ended June 30, 2000 were 3.9% and 8.3% higher compared to the same periods of 1999. These increases were primarily due to higher fuel costs for the current three-month and six-month periods compared to the same periods of 1999 and due to an increase in production and purchased power costs for the current six-month period compared to the same period of 1999.

Fuel costs increased 19.3% and 18.8% for the current three-month and six-month periods compared to the same periods of 1999 primarily as a result of increases of 17.1% and 16.1%, respectively, in MWhs of generation. For the current three-month and six-month periods, nuclear generation was 13.8% and 14.7% higher and fossil generation was 19.5% and 15.8% higher as compared to the same periods of 1999. The higher fossil generation resulted in a 1.9% and 2.3% increase in average fuel costs.

The 8.0% increase in production costs for the six-month period ended June 30, 2000 was due to higher operations and maintenance (O&M) expenses for Plant Scherer and Plant Hatch and higher expenses incurred for special strategic projects. The higher O&M expenses for Plant Scherer resulted from a $1.6 million true up for sharing of O&M expenses between the owners of Units No. 1 and 2 (which include Oglethorpe) and the owners of Units No. 3 and 4 related to the burning of western coal. The higher O&M expenses for Plant Hatch resulted from increased amortization of nuclear refueling outage costs in 2000 compared to the same period of 1999.

Purchased power costs increased 1.0% and 7.1% for the three months and six months ended June 30, 2000 compared to the same periods of 1999. This was due to a 33.9% and 29.2% increase in purchased MWhs, offset by 24.6% and 17.1% lower average cost per MWh of total purchased power in 2000 compared to the comparable periods of 1999. Purchased power costs were as follows:

                                Three Months                Six Months
                                Ended June 30,           Ended June 30,
                           ----------------------    ------------------------
                             2000           1999        2000          1999
                             ----           ----        ----          ----

                                          (dollars in thousands)

Capacity costs             $24,446         $26,941     $46,057       $52,349
Energy costs                59,109          55,788     110,012        93,386
                           -------         -------     -------        ------

     Total                 $83,555         $82,729    $156,069      $145,735
                           =======         =======    ========      ========

Purchased power capacity costs for the three months and six months ended June 30, 2000 were approximately 9.3% and 12.0% lower than the same periods of 1999. These savings were primarily a result of a new power purchase agreement Oglethorpe entered into with Georgia Power Company (GPC) effective April 1, 1999 which replaced the Block Power Sale Agreement. Purchased power energy costs for the three-month and six-month periods of 2000 were 6.0% and 17.8% higher compared to the same periods of 1999 primarily as a result of higher volume of purchased MWhs during the first quarter of 2000 compared to the first quarter of 1999. Lower prices in the wholesale electricity markets during the current quarter, however, resulted in a 20.9% and 8.8% decrease in the average cost of purchased power energy per MWh for the three-month and six-month periods of 2000 compared to 1999.


Other Income

Investment income was higher in the three-months and six-month periods of 2000 compared to the same periods of 1999 partly due to interest earnings on the notes receivable from Smarr EMC relating to the Sewell Creek Energy Facility and partly due to higher cash and temporary cash investment balances and higher interest earnings on those investments. See "Financial Condition" for a further discussion of the Sewell Creek Energy Facility.


Net Margin and Comprehensive Margin

Oglethorpe's net margin for the three-month and six-month ended June 30, 2000 was $9.6 million and $18.8 million, respectively, compared to $4.5 million and $12.6 million for the same periods of 1999. The higher net margin resulted primarily from lower than budgeted fixed operations and maintenance (O&M) expenses. Comprehensive margin for Oglethorpe is net margin adjusted for the net change in unrealized gains and losses on investments in available-for-sale securities.

Financial Condition


Capital Requirements and Sources of Capital
-------------------------------------------

As previously reported, Oglethorpe continues to plan for the Members' power requirements above owned and leased generating units and long-term power purchase contracts. The requirements for the Members have exceeded existing resources, and Oglethorpe expects the Members' requirements will continue to exceed existing resources over the next several years. Some of these requirements are now being met by combustion turbine facilities owned by Smarr EMC, a cooperative owned by 37 of Oglethorpe's 39 Members. Smarr EMC's 217 MW Smarr Energy Facility began operating in June 1999. Three of the four units of Smarr EMC's 492 MW Sewell Creek Energy Facility were declared in commercial operation in June and July 2000. The fourth unit is scheduled for commercial operation in the fall of 2000. Oglethorpe is providing the interim financing for the Sewell Creek Energy Facility, and as of June 30, 2000, $145.5 million of commercial paper was outstanding for this purpose. Smarr EMC has arranged permanent financing for the Sewell Creek Energy Facility on a non-recourse basis to Oglethorpe. Oglethorpe expects that Smarr EMC will repay Oglethorpe for the interim financing in the fall of 2000. See "THE MEMBERS--Smarr EMC" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Financial Condition--Liquidity and Sources of Capital" in Items 1 and 7 of Oglethorpe's 1999 Annual Report on Form 10-K for a further discussion of Smarr EMC.

In addition, Oglethorpe has entered into agreements to construct six new combustion turbine units totaling 660 MW of capacity and has an option to construct a 520 MW combined cycle facility. Four of the combustion turbines are targeted for completion in 2002, with the other two to be completed in 2003. The combined cycle facility is targeted for completion in 2003. Oglethorpe estimates capital expenditures for these facilities, excluding interest during construction, will be approximately $88 million in 2000, $277 million in 2001, $129 million in 2002 and $22 million in 2003. The Members are considering participation in these facilities, through a subsidiary of Oglethorpe, Smarr EMC or a similar entity. Oglethorpe is providing some of the interim financing for these facilities and expects to arrange for construction and permanent financing either from the Rural Utilities Service or another lender. Oglethorpe is also evaluating options for constructing or contracting for additional capacity anticipated to be needed in 2004 and beyond. See "OGLETHORPE POWER CORPORATION--Relationship with RUS" in Item 1 of Oglethorpe's 1999 Annual Report on Form 10-K.

General
-------

Total assets and total equity plus liabilities as of June 30, 2000 were $4.6 billion, which was $14.5 million less than the total at December 31, 1999. The decrease was due primarily to depreciation of plant and the decrease in cash and temporary cash investments, offset somewhat by an increase in the notes receivable for construction of Sewell Creek Energy Facility.


Assets

Property additions for the six months ended June 30, 2000 totaled $53.6 million. These additions primarily consisted of costs related to the six combustion turbine units discussed above, purchases of nuclear fuel and additions, replacements and improvements to existing generation facilities. The $27.6 million increase in construction work in progress was due primarily to the construction of the six combustion turbine units.

The decrease in cash and temporary cash investments is a result of cash used in financing and investing activities, including property additions noted above and debt principal repayments, exceeding cash provided from operations.

The increase in receivables resulted from significantly higher energy costs billed to Members at June 30, 2000 compared to the energy costs billed to Members at December 31, 1999.

The increase in notes receivable resulted primarily from use of funds for interim financing activities related to the construction of the Sewell Creek Energy Facility.

Prepayments and other current assets decreased primarily due to the estimated prepayments for construction and nuclear fuel costs for July 2000 being $3.9 million lower compared to the estimate for January 2000.

The decrease in other deferred charges is primarily due to the 1999 refueling outage costs for Hatch Unit No. 1 being significantly higher than the refueling outage costs incurred for Hatch Unit No. 2 in spring 2000. Such costs are amortized to expense over the 18-month operating cycle of the unit.


Equity and Liabilities

Accounts payable decreased due to normal variations in the timing of payables activity.

Notes payable represents commercial paper issued by Oglethorpe as interim financing primarily for costs incurred in the construction of Sewell Creek Energy Facility. Oglethorpe expects to be reimbursed for costs relating to the construction of Sewell Creek Energy Facility shortly after the last of the four units is placed into commercial operation, which Oglethorpe anticipates will occur in the fall of 2000. The balance of the outstanding commercial paper was issued as interim financing for the future generation facilities discussed above.

The decrease in accrued interest resulted from the fourth quarter Federal Financing Bank interest payment being paid on January 3, 2000, whereas, the second quarter Federal Financing Bank interest payment was paid on June 30.

Accrued and withheld taxes increased as a result of the normal monthly accruals for property taxes, which are generally paid in the fourth quarter of the year.

The decrease in other current liabilities primarily resulted from year-end accruals for professional and legal services.

Forward-Looking Statements and Associated Risks

This Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding, among other items, (i) anticipated trends in Oglethorpe's business and (ii) Oglethorpe's future capital requirements and sources of capital. These forward-looking statements are based largely on Oglethorpe's current expectations and are subject to a number of risks and uncertainties, certain of which are beyond Oglethorpe's control. For certain factors that could cause actual results to differ materially from those anticipated by these forward-looking statements, see "CERTAIN FACTORS AFFECTING THE ELECTRIC UTILITY INDUSTRY" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Miscellaneous--Competition" in Items 1 and 7 of Oglethorpe's 1999 Annual Report on Form 10-K. In light of these risks and uncertainties, there can be no assurance that events anticipated by the forward-looking statements contained in this Quarterly Report will in fact transpire.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

Oglethorpe is exposed to electricity price risk relating to managing the supply of energy to the Members. Oglethorpe supplies substantially all of the Members' requirements from a combination of owned and leased generating plants and power purchased under long-term contracts with other power suppliers and power marketers. Therefore, only a small percentage of Oglethorpe's requirements is purchased in the short-term market, and further only a small portion of these requirements is covered by derivative commodity instruments. Oglethorpe's market price risk exposure on these instruments is not material.

Oglethorpe utilizes a Risk Management Committee (RMC) to manage its risks including those related to energy trading. The RMC consists of senior executive officers including the Chief Executive Officer. The RMC has implemented risk management policies, which include trading authority limits and counterparty credit requirements for energy trading. The RMC plans to implement a comprehensive risk management policy in the third quarter of 2000. The RMC regularly reviews risk management reports and reports results to the Audit Committee of the Board of Directors.

Oglethorpe has also entered into a service  agreement with ACES Power  Marketing
(APM) under which APM acts as Oglethorpe's agent in the purchase and sale of short-term wholesale power. APM also provides related risk management services. APM is subject to Oglethorpe's risk management policies, including trading authority limits. APM is an organization owned by several generation and transmission cooperatives that provides energy trading services to rural electric cooperatives.

Changes in Risk Exposure

Oglethorpe's market risks have not changed materially from the market risks reported in Oglethorpe's 1999 Annual Report on Form 10-K.

PART II -   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

    (a)   Exhibits

    Number    Description


    10.27 Employment Agreement, effective August 1, 2000, between Oglethorpe and Michael Price.

    10.28 Employment Agreement, effective August 1, 2000, between Oglethorpe and William Clayton Robbins.

    10.29 Employment Agreement, effective August 1, 2000, between Oglethorpe and Elizabeth Bush Higgins.

     27.1     Financial Data Schedule (for SEC use only).


     (b)   Reports on Form 8-K

     No reports on Form 8-K were filed by Oglethorpe for the quarter ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Oglethorpe Power Corporation
                                    (An Electric Membership Corporation)




Date:  August 11, 2000         By:  /s/ Thomas A. Smith
                                    -------------------
                                        Thomas A. Smith
                                    President and Chief  Executive Officer
                                    (Principal Executive Officer)


Date: August 11, 2000               /s/ Mac F. Oglesby
                                    ------------------
                                        Mac F. Oglesby
                                    Treasurer
                                    (Principal Financial Officer)


Date: August 11, 2000               /s/ W. Clayton Robbins
                                    ----------------------
                                        W. Clayton Robbins
                                    Senior Vice President, Finance and
                                    Administration
                                    (Principal Financial Officer)

Date:  August 11, 2000              /s/ Willie B. Collins
                                    ---------------------
                                        Willie B. Collins
                                    Controller and Chief Risk Officer
                                    (Chief Accounting Officer)