Form 10-Q
period 2000-09-30
OGLETHORPE POWER CORP
filed 2000-11-14
CIK 788816

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                     ---------------------------------------



                                    FORM 10-Q

(Mark One)

   [ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2000

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

                          OGLETHORPE POWER CORPORATION


                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000



                                                                        Page No.

PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements


               Condensed Balance Sheets as of September 30, 2000
               (Unaudited) and December 31, 1999                               3


               Condensed Statements of Revenues and Expenses and
               Comprehensive Margin (Unaudited) for the Three Months
               and Nine Months ended September 30, 2000 and 1999               5


               Condensed Statements of Cash Flows (Unaudited)
               for the Nine Months Ended September 30, 2000 and 1999           6


               Notes to the Condensed Financial Statements                     7

      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations                   8

      Item 3.  Quantitative and Qualitative Disclosures About
               Market Risk                                                    13



PART II - OTHER INFORMATION


      Item 6.  Exhibits and Reports on Form 8-K                               14


SIGNATURES                                                                    15

PART I -  FINANCIAL INFORMATION
Item 1.  Financial Statements



Oglethorpe Power Corporation
Condensed Balance Sheets
September 30, 2000 and December 31, 1999
---------------------------------------------------------------------------------------------------------
                                                                            (dollars in thousands)

                                                                          2000                 1999
                               Assets                                 (Unaudited)
                                                                     ------------------------------------

Electric plant, at original cost:
  In service                                                             $4,876,397           $4,854,037
  Less:  Accumulated provision for depreciation                          (1,720,845)          (1,625,933)
                                                                     ---------------      ---------------
                                                                          3,155,552            3,228,104

  Nuclear fuel, at amortized cost                                            79,940               84,565
  Construction work in progress                                              50,214               18,299
                                                                     ---------------      ---------------
                                                                          3,285,706            3,330,968
                                                                     ---------------      ---------------

Investments and funds:
  Decommissioning fund, at market                                           148,439              135,703
  Deposit on Rocky Mountain transactions, at cost                            62,626               59,579
  Bond, reserve and construction funds, at market                            28,713               31,158
  Investment in associated organizations, at cost                            18,790               17,919
  Other, at cost                                                              2,069                2,535
                                                                     ---------------      ---------------
                                                                            260,637              246,894
                                                                     ---------------      ---------------

Current assets:
  Cash and temporary cash investments, at cost                              280,582              222,814
  Other short-term investments, at market                                    79,409               75,482
  Receivables                                                               106,437              109,705
  Notes receivable                                                          161,248               94,070
  Inventories, at average cost                                               80,795               89,766
  Prepayments and other current assets                                       38,451               19,293
                                                                     ---------------      ---------------
                                                                            746,922              611,130
                                                                     ---------------      ---------------

Deferred charges:
  Premium and loss on reacquired debt, being amortized                      181,033              196,289
  Deferred amortization of Scherer leasehold                                102,309              101,404
  Discontinued projects, being amortized                                     21,882               28,020
  Deferred debt expense, being amortized                                     16,698               17,070
  Other                                                                      26,820               32,847
                                                                     ---------------      ---------------
                                                                            348,742              375,630
                                                                     ---------------      ---------------
                                                                         $4,642,007           $4,564,622
                                                                     ===============      ===============


The accompanying notes are an integral part of these condensed financial statements.


Oglethorpe Power Corporation

Condensed Balance Sheets
September 30, 2000 and December 31, 1999

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
                       Equity and Liabilities                         (Unaudited)
                                                                     -----------------------------------

Capitalization:

  Patronage capital and membership fees (including
    unrealized loss of ($411) at
    September 30, 2000 and ($1,609) at
    December 31, 1999 on available-for-sale securities)                   $389,710             $370,025
  Long-term debt                                                         3,019,151            3,103,590
  Obligation under capital leases                                          269,393              275,224
  Obligation under Rocky Mountain transactions                              62,626               59,579
                                                                     --------------       --------------
                                                                         3,740,880            3,808,418
                                                                     --------------       --------------

Current liabilities:

  Long-term debt and capital leases due within one year                    133,130              129,419
  Accounts payable                                                          72,593               69,555
  Notes payable                                                            201,916               88,479
  Accrued interest                                                          56,970               50,201
  Accrued and withheld taxes                                                20,108                   26
  Other current liabilities                                                  4,294                9,318
                                                                     --------------       --------------
                                                                           489,011              346,998
                                                                     --------------       --------------

Deferred credits and other liabilities:

  Gain on sale of plant, being amortized                                    53,951               55,807
  Net benefit of sale of income tax benefits, being amortized               12,014               18,021
  Net benefit of Rocky Mountain transactions, being amortized               83,615               86,004
  Accumulated deferred income taxes                                         63,485               63,203
  Decommissioning reserve                                                  175,020              164,510
  Other                                                                     24,031               21,661
                                                                     --------------       --------------
                                                                           412,116              409,206
                                                                     --------------       --------------
                                                                        $4,642,007           $4,564,622
                                                                     ==============       ==============


The accompanying notes are an integral part of these condensed financial statements.


Oglethorpe Power Corporation

Condensed Statements of Revenues and Expenses and Comprehensive Margin (Unaudited)
For the Three and Nine Months Ended September 30, 2000 and 1999

------------------------------------------------------------------------------------------------------------------------------------
                                                                                             (dollars in thousands)

                                                                                   Three Months                  Nine Months
                                                                               2000           1999         2000          1999
                                                                           --------------------------   ----------------------------

Operating revenues:

   Sales to Members                                                            $297,777     $370,841     $833,867       $878,424
   Sales to non-Members                                                          16,656       22,795       40,475         39,893
                                                                           -------------   ----------   ----------    -----------
     Total operating revenues                                                   314,433      393,636      874,342        918,317
                                                                           -------------   ----------   ----------    -----------

Operating expenses:

  Fuel                                                                           59,734       57,158      164,444        145,298
  Production                                                                     48,111       50,376      159,207        153,216
  Purchased power                                                               124,170      192,413      280,239        338,148
  Depreciation and amortization                                                  33,022       33,728       98,653        101,028
                                                                           -------------   ----------   ----------    -----------
     Total operating expenses                                                   265,037      333,675      702,543        737,690
                                                                           -------------   ----------   ----------    -----------
Operating margin                                                                 49,396       59,961      171,799        180,627
                                                                           -------------   ----------   ----------    -----------

Other income (expense):

  Investment income                                                              10,458        6,897       31,021         24,961
  Amortization of net benefit of sale of income tax benefits                      2,799        2,799        8,396          8,396
  Allowance for equity funds used during construction                                60           34           88             80
  Other                                                                           2,173        1,010        4,267          2,808
                                                                           -------------   ----------   ----------    -----------
     Total other income                                                          15,490       10,740       43,772         36,245
                                                                           -------------   ----------   ----------    -----------

Interest charges:

  Interest on long-term debt and other obligations                               66,476       64,757      198,577        198,744
  Allowance for debt funds used during construction                              (1,267)        (297)      (1,494)          (695)
                                                                           -------------   ----------   ----------    -----------
     Net interest charges                                                        65,209       64,460      197,083        198,049
                                                                           -------------   ----------   ----------    -----------

Net margin                                                                         (323)       6,241       18,488         18,823
Net change in unrealized gain (loss) on available-for sale securities              (649)         (85)       1,198         (1,754)
                                                                           -------------   ----------   ----------    -----------
Comprehensive margin                                                              ($972)      $6,156      $19,686        $17,069
                                                                           =============   ==========   ==========    ===========


The accompanying notes are an integral part of these condensed financial statements.


Oglethorpe Power Corporation

Condensed Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2000 and 1999

----------------------------------------------------------------------------------------------------------------
                                                                                  (dollars in thousands)

                                                                              2000                     1999
                                                                          --------------------------------------

Cash flows from operating activities:
   Net margin                                                                 $ 18,488                 $ 18,823
                                                                          -------------            -------------

   Adjustments to reconcile net margin to net cash
      provided by operating activities:
        Depreciation and amortization                                          138,707                  136,505
        Allowance for equity funds used during construction                        (88)                     (80)
        Amortization of deferred gains                                          (1,856)                  (1,856)
        Amortization of net benefit of sale of income tax benefits              (8,396)                  (8,396)
        Deferred income taxes                                                      283                          -
        Other                                                                    7,217                   10,596

   Change in net current assets, excluding long-term debt and capital leases due within one year and notes payable:
        Notes receivable                                                           141                      220
        Receivables                                                              3,268                  (21,419)
        Inventories                                                              8,971                  (14,852)
        Prepayments and other current assets                                   (19,159)                   3,835
        Accounts payable                                                         3,038                   17,677
        Accrued interest                                                         6,769                   10,259
        Accrued and withheld taxes                                              20,082                   19,219
        Other current liabilities                                               (5,025)                  (8,532)
                                                                          -------------            -------------
          Total adjustments                                                    153,952                  143,176
                                                                          -------------            -------------

       Net cash provided by operating activities                               172,440                  161,999
                                                                          -------------            -------------

Cash flows from investing activities:
     Property additions                                                        (75,967)                 (44,995)
     Net proceeds from bond, reserve and construction funds                      2,680                    1,327
     Increase in investment in associated organizations                           (871)                      (8)
     Increase in other short-term investments                                   (2,964)                  (2,972)
     Increase in decommissioning fund                                           (8,896)                 (13,905)
                                                                          -------------            -------------
       Net cash used in investing activities                                   (86,018)                 (60,553)
                                                                          -------------            -------------

Cash flows from financing activities:
     Long-term debt proceeds, net                                                3,518                   (3,497)
     Long-term debt payments                                                   (81,253)                 (71,945)
     Increase in notes payable                                                 113,437                   19,265
     Increase in notes receivable under interim financing agreement            (67,319)                 (28,460)
     Other                                                                       2,963                    2,137
                                                                          -------------            -------------
       Net cash used in financing activities                                   (28,654)                 (82,500)
                                                                          -------------            -------------
Net increase in cash and temporary cash investments                             57,768                   18,946
Cash and temporary cash investments at beginning of period                     222,814                  106,235
                                                                          -------------            -------------
Cash and temporary cash investments at end of period                          $280,582                $ 125,181
                                                                          =============            =============

Cash paid for:
     Interest (net of amounts capitalized)                                    $166,987                $ 161,459
     Income taxes                                                                    -                        -

The accompanying notes are an integral part of these condensed financial statements.

                          Oglethorpe Power Corporation
                     Notes to Condensed Financial Statements

                           September 30, 2000 and 1999


(A) The condensed financial statements included in this report have been prepared by Oglethorpe Power Corporation (Oglethorpe), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the information furnished in this report reflects all adjustments (which include only normal recurring adjustments) and estimates necessary to present fairly, in all material respects, the results for the periods ended September 30, 2000 and 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although Oglethorpe believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Oglethorpe's latest Annual Report on Form 10-K, as filed with the SEC. Certain amounts for 1999 have been reclassified to conform with the current period presentation. The results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of results to be expected for the full year.


(B) In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment of SFAS No. 133. The new standard, as amended, requires an entity to recognize derivatives as either assets or liabilities in the financial statements, to measure those instruments at fair value and to reflect the changes in fair value of those instruments as either components of comprehensive margin or in net margin, depending on the types of those instruments.

     In preparation for adoption of this Statement effective January 1, 2001, Oglethorpe has completed an analysis of the information required by SFAS
     133. Oglethorpe is currently assessing the impact that adoption of SFAS 133 will have on results of operations and financial condition. Oglethorpe will continue to evaluate all current and possible future use of derivatives, including their effectiveness for hedging, and to apply appropriate procedures and methods for valuing them.

Item 2.          Management's Discussion and Analysis of Financial Condition
                      and Results of Operations


Results of Operations


For the Three Months and Nine Months Ended September 30, 2000 and 1999
----------------------------------------------------------------------

Net Margin and Comprehensive Margin

Oglethorpe's net margins (loss) for the three-month and nine-month periods ended September 30, 2000 were ($323,000) and $18.5 million, respectively, compared to $6.2 million and $18.8 million for the same periods of 1999. As a result of lower than budgeted fixed O&M expenses for the nine-month period of 2000, Oglethorpe's Board of Directors approved a $10.5 million reduction to revenue requirements. This was recorded as a $10.5 million reduction in Sales to Members for the third quarter of 2000 which resulted in a lower net margin for the third quarter of 2000. Year-to-date net margin, after this adjustment, is on target to meet the margin requirement under Oglethorpe's Indenture. Comprehensive margin for Oglethorpe is net margin adjusted for the net change in unrealized gains and losses on investments in available-for-sale securities.

Operating Revenues

Revenues from sales to Oglethorpe's 39 retail electric distribution cooperative members (the Members) for the three months and nine months ended September 30, 2000 were 19.7% and 5.1% lower than the same periods of 1999. Megawatt-hour
(MWh) sales to Members were 1.8% and 7.0% higher in the current three-month and nine-month periods compared to the same periods of 1999. The increase in MWh sales to Members in 2000 compared to 1999 was primarily due to continued sales growth in the Members' service territories. The average revenue per MWh from sales to Members was 21.2% and 11.3% less for the current periods compared to the same periods of 1999.

The components of Member revenues for the three months and nine months ended September 30, 2000 and 1999 were as follows:

                           Three Months                   Nine Months
                           Ended September 30,            Ended September 30,


                       2000              1999             2000          1999
                       ----              ----             ----          ----

                                         (dollars in thousands)


Capacity revenues   $151,433           $155,287          $464,361       $465,710
Energy revenues      146,344            215,554           369,506        412,714
                    --------           --------          --------       --------
     Total          $297,777           $370,841          $833,867       $878,424
                    ========           ========          ========       ========

While capacity revenues from Members for the three months and nine months ended September 30, 2000 compared to 1999 decreased slightly, energy revenues were

32.1% and 10.5% lower for the current periods compared to the same periods of 1999. The decrease in energy revenues in 2000 was primarily due to the pass-through of lower purchased power energy costs (see "Operating Expenses" below). Oglethorpe's average energy revenue per MWh from sales to Members was 33.3% and 16.3% less in the current three-month and nine-month periods of 2000 compared to the same periods of 1999.

Sales to non-Members were primarily from energy sales to other utilities and power marketers. The following table summarizes the amounts of non-Member revenues from these sources for the three months and nine months ended September 30, 2000 and 1999:


                                    Three Months             Nine Months
                                 Ended September 30,      Ended September 30,

                                  2000        1999        2000        1999
                                  ----        ----        ----        ----

                                           (dollars in thousands)

Sales to other utilities       $16,333     $21,884     $36,677     $34,588
Sales to power marketers           323         911       3,798       5,305
                               -------     -------     -------     -------
     Total                     $16,656     $22,795     $40,475     $39,893
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

Operating Expenses

Operating expenses for the three months and nine months ended September 30, 2000 were 20.6% and 4.8% lower compared to the same periods of 1999. The decreases were primarily due to lower purchased power costs for the current three-month period compared to the same period of 1999 and offset somewhat due to higher fuel costs for the current nine-month period compared to the same period of 1999.

Purchased power costs decreased 35.5% and 17.1% for the three months and nine months ended September 30, 2000 compared to the same periods of 1999. This was due to a decrease of 49.0% and 35.3% in the average cost per MWh of total purchased power in 2000 compared to the comparable periods of 1999. Purchased MWhs increased 26.6% and 28.0% in 2000 compared to the same periods of 1999. Purchased power costs were as follows:


                       Three Months                           Nine Months
                    Ended September 30,                  Ended September 30,


                       2000           1999                   2000         1999
                       ----           ----                   ----         ----

                                         (dollars in thousands)


Capacity costs       $32,451         $22,858               $78,508       $75,207
Energy costs          91,719         169,555               201,731       262,941
                    --------        --------              --------      --------
     Total          $124,170        $192,413              $280,239      $338,148
                    ========        ========              ========      ========


Purchased power capacity costs for the three months and nine months ended September 30, 2000 were 42.0% and 4.4% higher than the same periods of 1999. The higher capacity costs were primarily a result of capacity charges incurred for new power purchase agreements, including an agreement with Doyle I, LLC. Purchased power energy costs for the three-month and nine-month periods of 2000 were 45.9% and 23.3% lower compared to the same periods of 1999. These decreases resulted from a combination of lower prices in the wholesale electricity markets and from purchases made under new power purchase agreements during the current quarter. This resulted in a 57.3% and 40.1% decrease in the average cost of purchased power energy per MWh for the three-month and nine-month periods of 2000 compared to 1999.

Fuel costs increased 13.2% for the current nine-month period compared to the same period of 1999 primarily as a result of an increase of 9.8% in MWhs of generation. For the current nine-month period, nuclear generation was 6.8% higher and fossil generation was 11.9% higher as compared to the same period of 1999. The larger portion of fossil generation with its higher average fuel cost compared to nuclear fuel yielded a 3.0% increase in average fuel cost.

Other Income

Investment income was higher in the three-month and nine-month periods of 2000 compared to the same periods of 1999 partly due to higher cash and temporary cash investment balances and higher interest earnings on those investments, partly due to higher earnings from the decommissioning fund and partly due to interest earnings on the notes receivable from Smarr EMC relating to the Sewell Creek Energy Facility. See "Financial Condition" for a further discussion of the Sewell Creek Energy Facility.

Financial Condition


Capital Requirements and Sources of Capital
-------------------------------------------

As previously reported, the Members' power requirements have exceeded existing resources and are expected to continue to exceed existing resources over the next several years. Under their Wholesale Power Contracts with Oglethorpe, the Members may choose to satisfy all or a portion of their future requirements from sources other than Oglethorpe, including Member-owned generation. Some of these requirements are now being met by combustion turbine facilities owned by Smarr EMC, a cooperative owned by 37 of Oglethorpe's 39 Members. Smarr EMC's 217 MW Smarr Energy Facility began operating in June 1999. Three of the four units of Smarr EMC's 492 MW Sewell Creek Energy Facility (Sewell Creek) were declared in commercial operation in June and July 2000, and the fourth unit was declared in commercial operation in September 2000.

Oglethorpe provided the interim financing for Sewell Creek, and as of September 30, 2000, $154.9 million of commercial paper was outstanding for this purpose. In late September, Smarr EMC closed on a permanent financing for Sewell Creek on a non-recourse basis to Oglethorpe, and in early October Smarr EMC reimbursed Oglethorpe $154.5 million representing project costs incurred for Sewell Creek construction through July 31, 2000. Oglethorpe in turn used the funds to retire $154.5 million of outstanding commercial paper. See "THE MEMBERS--Smarr EMC" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Financial Condition--Liquidity and Sources of Capital" in Items 1 and 7 of Oglethorpe's 1999 Annual Report on Form 10-K for a further discussion of Smarr EMC.

As previously reported, Oglethorpe has entered into agreements to construct six new combustion turbine units totaling 660 MW of capacity and has an option to construct a 520 MW combined cycle facility. Four of the combustion turbines are targeted for completion in 2002, with the other two to be completed in 2003. The combined cycle facility is targeted for completion in 2003. Oglethorpe estimates capital expenditures for these facilities, excluding interest during construction, will be approximately $88 million in 2000, $277 million in 2001, $129 million in 2002 and $22 million in 2003. The Members are considering participation in these facilities, through a subsidiary of Oglethorpe or Smarr EMC or a similar entity. Oglethorpe is currently providing the interim financing for these facilities and expects to arrange for construction and permanent financing either from the Rural Utilities Service or another lender. See "OGLETHORPE POWER CORPORATION--Relationship with RUS" in Item 1 of Oglethorpe's 1999 Annual Report on Form 10-K. Oglethorpe has also made an option payment on equipment for a possible combined cycle project to be completed in 2004. As of September 30, 2000, Oglethorpe had $47.6 million of commercial paper outstanding relating to the interim financing of these future facilities.

General
-------

Total assets and total equity plus liabilities as of September 30, 2000 were $4.6 billion, which was $77.3 million greater than the total at December 31, 1999. The increase was due primarily to additions to plant, an increase in cash and temporary cash investments, and an increase in the notes receivable for construction of the Sewell Creek Energy Facility, offset somewhat by depreciation of plant.

Assets

Property additions for the nine months ended September 30, 2000 totaled $76.0 million. These additions primarily consisted of costs related to the six combustion turbine units discussed above, purchases of nuclear fuel and additions, replacements and improvements to existing generation facilities. The $31.9 million increase in construction work in progress was due primarily to the construction of the six combustion turbine units.

The  increase  in cash and  temporary  cash  investments  was the result of cash
provided  by  operations   exceeding   cash  used  in  financing  and  investing
activities, including property additions noted above and debt principal repayments.

The increase in notes receivable resulted primarily from use of funds for interim financing activities related to the construction of the Sewell Creek Energy Facility.

Prepayments and other current assets increased primarily due to $17.9 million in option payments related to the two proposed combined cycle facilities, and estimated prepayments for Hatch Unit 1 O&M costs for October 2000 being $5.5 million higher compared to the estimate for January 2000.

The decrease in other deferred charges is primarily due to the 1999 refueling outage costs for Hatch Unit No. 1 being significantly higher than the refueling outage costs incurred to date in 2000. Such costs are amortized to expense over the 18-month operating cycle of the unit.

Equity and Liabilities

Notes payable represents commercial paper issued by Oglethorpe as interim financing for costs incurred in the construction of Sewell Creek and the future facilities discussed above. (See "Capital Requirements and Sources of Capital" for a discussion of the reimbursement by Smarr EMC of the costs relating to Sewell Creek construction.)

The increase in accrued interest primarily resulted from the accrual of interest expense associated with the Scherer lease. There was no comparable interest accrual at December 31, 1999 as the Scherer interest payment was made in December 1999.

Accrued and withheld taxes increased as a result of the normal monthly accruals for property taxes, which are generally paid in the fourth quarter of the year.

The decrease in other current liabilities primarily resulted from year-end accruals for professional and legal services.

Other deferred credits and liabilities increased principally due to the accrual of other post employment benefits, which are pass-through expenses from Georgia Power Company.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Changes in Risk Exposure

Oglethorpe's market risks have not changed materially from the market risks reported in Oglethorpe's 1999 Annual Report on Form 10-K. For information regarding Oglethorpe's risk management policies, see Item 7A of Oglethorpe's Annual Report on Form 10-K and Item 3 of Oglethorpe's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

PART II -   OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

    (a)   Exhibits

    Number    Description

     27.1       Financial Data Schedule (for SEC use only).


     (b)   Reports on Form 8-K

     No reports on Form 8-K were filed by Oglethorpe for the quarter ended September 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Oglethorpe Power Corporation
                                           (An Electric Membership Corporation)




Date: November 14, 2000                By: /s/ Thomas A. Smith
                                           -------------------------------------
                                               Thomas A. Smith
                                            President and Chief Executive
                                            Officer
                                            (Principal Executive Officer)


Date: November 14, 2000                     /s/ Mac F. Oglesby
                                            ------------------------------------
                                                Mac F. Oglesby
                                            Treasurer
                                            (Principal Financial Officer)


Date: November 14, 2000                     /s/ W. Clayton Robbins
                                            ------------------------------------
                                                W. Clayton Robbins
                                            Senior Vice President,
                                            Finance and Administration
                                            (Principal Financial Officer)

Date: November 14, 2000                     /s/ Willie B. Collins
                                            ------------------------------------
                                                Willie B. Collins
                                            Controller and Chief Risk
                                            Officer
                                            (Chief Accounting Officer)