Form 10-K
period 2000-12-31
OGLETHORPE POWER CORP
filed 2001-03-16
CIK 788816

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

(Mark One)

 [ X ]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the fiscal year ended December 31, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X__ No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. None

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The Registrant is a membership corporation and has no authorized or outstanding equity securities.

     Documents Incorporated by Reference: None

                          OGLETHORPE POWER CORPORATION

                          2000 FORM 10-K ANNUAL REPORT

                                Table of Contents

ITEM                                                                        Page
                                     PART I
 1    Business ................................................................1
        Oglethorpe Power Corporation...........................................1
        Oglethorpe's Power Supply Resources....................................7
        The Members and Their Power Supply Resources..........................12
        Factors Affecting the Electric Utility Industry.......................17

 2    Properties..............................................................22

 3    Legal Proceedings.......................................................28
 4    Submission of Matters to a Vote of Security Holders.....................28

                               PART II
 5    Market for Registrant's Common Equity and Related Stockholder Matters...29
 6    Selected Financial Data.................................................29
 7    Management's Discussion and Analysis of Financial Condition and Results
      of Operations...........................................................30
7A    Quantitative and Qualitative Disclosures About Market Risk..............40

 8    Financial Statements and Supplementary Data.............................44

 9    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................................................64

                              PART III
10    Directors and Executive Officers of the Registrant......................64
11    Executive Compensation..................................................68
12    Security Ownership of Certain Beneficial Owners and Management..........70
13    Certain Relationships and Related Transactions..........................70

                               PART IV
14    Exhibits, Financial Statement Schedules, and Reports on Form 8-K........71

                              SELECTED DEFINITIONS

The following terms used in this report have the meanings indicated below:

Term                           Meaning

CFC                   National Rural Utilities Cooperative Finance Corporation
EMC                   Electric Membership Corporation
FERC                  Federal Energy Regulatory Commission
FFB                   Federal Financing Bank
GPC                   Georgia Power Company
GPSC                  Georgia Public Service Commission
GSOC                  Georgia System Operations Corporation
GTC                   Georgia Transmission Corporation (An Electric Membership
                          Corporation)
LEM                   LG&E Energy Marketing Inc.
MEAG                  Municipal Electric Authority of Georgia
NRC                   Nuclear Regulatory Commission
RUS                   Rural Utilities Service
SEPA                  Southeastern Power Administration
SONOPCO               Southern Nuclear Operating Company
TVA                   Tennessee Valley Authority

                                     PART I

ITEM 1. BUSINESS

                          OGLETHORPE POWER CORPORATION
General

     Oglethorpe Power Corporation (An Electric Membership Corporation) ("Oglethorpe") is a Georgia electric membership corporation incorporated in 1974 and headquartered in metropolitan Atlanta. Oglethorpe is owned by 39 retail electric distribution cooperative members (the "Members"). Oglethorpe's principal business is providing wholesale electric power to the Members. As with cooperatives generally, Oglethorpe operates on a not-for-profit basis. Oglethorpe is the largest electric cooperative in the United States in terms of operating revenues, assets, kilowatt-hour ("kWh") sales and, through the Members, consumers served. Oglethorpe has approximately 160 employees.

     Oglethorpe and the Members completed a corporate restructuring in 1997 in which Oglethorpe was divided into three separate operating companies. Oglethorpe sold its transmission business to Georgia Transmission Corporation (An Electric Membership Corporation) ("GTC"), a Georgia electric membership corporation formed for that purpose. Oglethorpe sold its system operations business to Georgia System Operations Corporation ("GSOC") a Georgia nonprofit corporation formed for that purpose. Oglethorpe retained all of its owned and leased generation assets and purchased power resources. (See "Power Supply Business," "Relationship with GTC," and "Relationship with GSOC" herein and "OGLETHORPE'S POWER SUPPLY RESOURCES.")

     The Members are local consumer-owned distribution cooperatives providing retail electric service on a not-for-profit basis. In general, the customer base of the Members consists of residential, commercial and industrial consumers within specific geographic areas. The Members serve approximately 1.4 million electric consumers (meters) representing approximately 3.4 million people. For information on the Members, see "THE MEMBERS AND THEIR POWER SUPPLY RESOURCES."

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

Power Supply Business

     Oglethorpe provides wholesale electric service to the 39 Members for a substantial portion of their requirements from a combination of owned and leased generating plants and power purchased from other suppliers and power marketers. This service is provided pursuant to long-term, take-or-pay Wholesale Power Contracts described below. The Wholesale Power Contracts obligate the Members on a joint and several basis to pay rates sufficient to pay all the costs of owning and operating Oglethorpe's power supply business. The Members may satisfy all or a portion of their requirements above their existing Oglethorpe purchase obligations with purchases from Oglethorpe or other suppliers. The Members are now purchasing varying portions of their requirements from other suppliers. (See "OGLETHORPE'S POWER SUPPLY RESOURCES--Future Power Resources" and "THE MEMBERS AND THEIR POWER SUPPLY RESOURCES--Member Power Supply Resources" and "--Future Power Resources.")

     Oglethorpe owns or leases undivided interests in thirteen generating units. These units provide Oglethorpe with a total of 3,335 megawatts ("MW") of nameplate capacity, consisting of 1,501 MW of coal-fired capacity, 1,185 MW of nuclear-fueled capacity, 632 MW of pumped storage hydroelectric capacity, 15 MW of oil-fired combustion turbine capacity and 2 MW of conventional hydroelectric capacity. In addition, Oglethorpe purchases a total of approximately 1,200 MW of power pursuant to long-term power purchase agreements. Oglethorpe meets its supplemental power supply needs through short-term power purchase contracts and spot market purchases. GTC provides transmission services to the Members for delivery of the Members' power purchases. (See "Relationship with GTC" herein, "OGLETHORPE'S POWER SUPPLY RESOURCES" and "PROPERTIES--Generating Facilities" in
Item 2.)

     Oglethorpe has entered into power supply arrangements with two power marketers to reduce the cost of capacity and energy delivered to the Members. (See "OGLETHORPE'S POWER SUPPLY RESOURCES--Power Marketer Arrangements.")

     In 2000, Cobb EMC and Jackson EMC accounted for 11.9% and 11.8% of Oglethorpe's total revenues, respectively. None of the other Members accounted for as much as 10% of Oglethorpe's total revenues in 2000.

Wholesale Power Contracts

     In 1997, Oglethorpe entered into a substantially similar Amended and Restated Wholesale Power Contract with each Member extending through December 31, 2025. Under the Wholesale Power Contract, each Member is unconditionally obligated on an express "take-or-pay" basis for a fixed allocation of Oglethorpe's costs for its existing generation and purchased power resources, as well as the costs with respect to any future resources in which such Member elects to participate. Each Wholesale Power Contract specifically provides that the Member must make payments whether or not power is delivered and whether or not a plant has been sold or is otherwise unavailable. Oglethorpe is obligated to use its reasonable best efforts to operate, maintain and manage its resources in accordance with prudent utility practices.

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

     Under the Wholesale Power Contracts, each Member must establish rates and conduct its business in a manner that will enable the Member to pay (i) to

Oglethorpe when due, all amounts payable by the Member under its Wholesale Power Contract and (ii) any and all other amounts payable from, or which might constitute a charge or a lien upon, the revenues and receipts derived from the Member's electric system, including all operation and maintenance expenses and the principal of, premium, if any, and interest on all indebtedness related to the Member's electric system.

     Under the Wholesale Power Contracts, Oglethorpe is not obligated to provide all of the Members' capacity or energy requirements. The Members also have various options regarding services provided by Oglethorpe. These options include:

o whether to have Oglethorpe provide joint planning and resource management services,

o whether to participate in a capacity and energy pool or to separately schedule their resources, and

o whether to satisfy all or a portion of their power requirements above their existing Oglethorpe purchase obligations from Oglethorpe or from other suppliers.

For more information about these options see "OGLETHORPE'S POWER SUPPLY RESOURCES--Future Power Resources" and "--Capacity and Energy Pool" and "THE MEMBERS AND THEIR POWER SUPPLY RESOURCES--Member Power Supply Resources."

Electric Rates

     Each Member is required to pay Oglethorpe for capacity and energy furnished under its Wholesale Power Contract in accordance with rates established by Oglethorpe. Oglethorpe reviews its rates at such intervals as it deems appropriate but is required to do so at least once every year. Oglethorpe is required to revise its rates as necessary so that the revenues derived from its rates, together with its revenues from all other sources, will be sufficient to pay all costs of its system, to provide for reasonable reserves and to meet all financial requirements.

     Oglethorpe's principal financial requirements are contained in the Indenture, dated as of March 1, 1997, from Oglethorpe to SunTrust Bank ("SunTrust"), as trustee (as supplemented, the "Mortgage Indenture"). Under the Mortgage Indenture, Oglethorpe is required, subject to any necessary regulatory approval, to establish and collect rates which are reasonably expected, together with other revenues of Oglethorpe, to yield a Margins for Interest Ratio for each fiscal year equal to at least 1.10. "Margins for Interest Ratio" is the ratio of "Margins for Interest" to total "Interest Charges" for a given period. Margins for Interest is the sum of:

o net margins of Oglethorpe (which includes revenues of Oglethorpe subject to refund at a later date but excludes provisions for (i) non-recurring charges to income, including the non-recoverability of assets or expenses, except to the extent Oglethorpe determines to recover such charges in rates, and (ii) refunds of revenues collected or accrued subject to refund), plus

o interest charges, whether capitalized or expensed, on all indebtedness secured under the Mortgage Indenture or by a lien equal or prior to the lien of the Mortgage Indenture, including amortization of debt discount or premium on issuance, but excluding interest charges on indebtedness assumed by GTC ("Interest Charges"), plus

o any amount included in net margins for accruals for federal or state income taxes imposed on income after deduction of interest expense.

Margins for Interest takes into account any item of net margin, loss, gain or expenditure of any affiliate or subsidiary of Oglethorpe only if Oglethorpe has received such net margins or gains as a dividend or other distribution from such affiliate or subsidiary or if Oglethorpe has made a payment with respect to such losses or expenditures.

The formulary rate established by Oglethorpe in the rate schedule to the Wholesale Power Contracts employs a rate methodology under which all categories of costs are specifically separated as components of the formula to determine Oglethorpe's revenue requirements. The rate schedule also implements the responsibility for fixed costs assigned to each Member (that is, the Member's percentage capacity responsibility). The monthly charges for capacity and other non-energy charges are based on Oglethorpe's annual budget. Such capacity and other non-energy charges may be adjusted by the Board of Directors, if necessary, during the year through an adjustment to the annual budget. Energy charges reflect the pass-through of actual energy costs, including fuel costs, variable operations and maintenance costs and purchased energy costs. (See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--General--Rates and Regulation" in Item 7.)

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

     Under the Mortgage Indenture and related loan contract with the Rural Utilities Service ("RUS"), adjustments to Oglethorpe's rates to reflect changes in Oglethorpe's budgets are generally not subject to RUS approval. Changes to the rate schedule under the Wholesale Power Contracts are generally subject to RUS approval. Oglethorpe's rates are not subject to the approval of any other federal or state agency or authority, including the Georgia Public Service Commission (the "GPSC").

Relationship with GTC

     Oglethorpe and the 39 Members are members of GTC. GTC provides transmission services to the Members for delivery of the Members' power purchases from Oglethorpe and other power suppliers. GTC also provides transmission services to Oglethorpe and third parties. Oglethorpe has entered into an agreement with GTC to provide transmission services for third party transactions and for service to Oglethorpe's headquarters and the administration building at the Rocky Mountain Pumped Storage Hydroelectric Facility ("Rocky Mountain").

     GTC has rights in the Integrated Transmission System, which consists of transmission facilities owned by GTC, Georgia Power Company ("GPC"), the Municipal Electric Authority of Georgia ("MEAG") and the City of Dalton ("Dalton"). Through agreements, common access to the combined facilities that compose the Integrated Transmission System enables the owners to use their combined resources to make deliveries to or for their respective consumers, to provide transmission service to third parties and to make off-system purchases and sales. The Integrated Transmission System was established in order to obtain the benefits of a coordinated development of the parties' transmission facilities and to make it unnecessary for any party to construct duplicative facilities.

Relationship with GSOC

     Oglethorpe, GTC and the 39 Members are members of GSOC. GSOC operates the system control center and currently provides system operations services to Oglethorpe and GTC. Oglethorpe has also contracted with GSOC to operate an electric capacity and energy pool for scheduling and dispatching Oglethorpe and Member resources. (See "OGLETHORPE'S POWER SUPPLY RESOURCES--Capacity and Energy Pool"). Since January 1, 2000, GSOC has been providing support services to Oglethorpe in the areas of accounting, auditing, communications, human resources, facility management, telecommunications and information technology at cost-based rates.

     GTC has contracted with GSOC to provide certain transmission system operation services including reliability monitoring, switching operations, and the real-time management of the transmission system.

Relationship with Smarr EMC

     In providing joint planning and resource management services under the Wholesale Power Contracts, Oglethorpe identified Member needs that could best be met by the construction and ownership of simple cycle combustion turbine facilities. Oglethorpe and the Members determined that such facilities should be owned, not by Oglethorpe, but by a separate Member-owned entity. Accordingly, Smarr EMC was formed as a Georgia electric membership corporation in 1998 and is now owned by 37 of Oglethorpe's 39 Members. Oglethorpe is providing operation and financial management services for Smarr Energy Facility and Sewell Creek Energy Facility, the gas-fired combustion turbine projects currently owned by Smarr EMC.

Relationship with GPC

     Oglethorpe's relationship with GPC is a significant factor in several aspects of Oglethorpe's business. All of Oglethorpe's co-owned generating facilities, except Rocky Mountain, are operated by GPC on behalf of itself as a co-owner and as agent for the other co-owners. GPC and Oglethorpe, through the Members, are competitors in the State of Georgia for electric service to new customers that have a choice of supplier under the Georgia Territorial Electric Service Act, which was enacted in 1973 (the "Territorial Act"). GPC is also one of Oglethorpe's suppliers of purchased power. For further information regarding the relationships and agreements with GPC, see "THE MEMBERS AND THEIR POWER SUPPLY RESOURCES--Service Area and Competition" and "OGLETHORPE'S POWER SUPPLY RESOURCES--Power Purchase and Sale Arrangements--Power Purchases from GPC." Also see "PROPERTIES--Fuel Supply," "--Co-Owners of the Plants--Georgia Power Company" and "--The Plant Agreements" in Item 2.

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

         o    changes to plant ownership and operating agreements, and

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

     Oglethorpe has submitted loan applications to RUS to provide permanent financing for six new combustion turbines and a combined cycle facility being constructed to meet future requirements of the Members. The facilities may ultimately be owned by a subsidiary of Oglethorpe, by Smarr EMC or by a similar separate entity. The loan applications were made on behalf of any entity that may ultimately own these facilities. (See "OGLETHORPE'S POWER SUPPLY
RESOURCES--Future Power Resources" and "THE MEMBERS AND THEIR POWER SUPPLY Resources--Future Power Resources.")

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

                       OGLETHORPE'S POWER SUPPLY RESOURCES

General

     Oglethorpe supplies capacity and energy to the Members from a combination of owned and leased generating plants and from power purchased under long-term contracts with other power suppliers and power marketers. Oglethorpe has also entered into power supply arrangements with power marketers to reduce the cost of capacity and energy delivered to the Members. Oglethorpe meets its supplemental power supply needs through short-term power purchase contracts and spot-market purchases.

Generating Plants

     Oglethorpe's thirteen generating units consist of 30% undivided interests in the Edwin I. Hatch Plant ("Plant Hatch"), the Alvin W. Vogtle Plant ("Plant Vogtle") and the Hal B. Wansley Plant ("Plant Wansley"), a 60% undivided interest in the Robert W. Scherer Unit No. 1 ("Scherer Unit No. 1"), a 60% undivided interest in the Robert W. Scherer Unit No. 2 ("Scherer Unit No. 2"), a 100% interest in the Tallassee Project at the Walter W. Harrison Dam ("Tallassee") and a 74.61% undivided interest in Rocky Mountain. Plant Hatch consists of two nuclear-fueled units, with nameplate ratings of 810 MW and 820 MW, respectively. Plant Vogtle consists of two nuclear-fueled units, each with a nameplate rating of 1,160 MW. Plant Wansley consists of two coal-fired units, each with a nameplate rating of 865 MW. Plant Wansley also includes a 49.2 MW oil-fired combustion turbine. Plant Scherer consists of four coal-fired units, each with a nameplate rating of 818 MW. Oglethorpe has an interest only in Scherer Unit No. 1 and Scherer Unit No. 2. Tallassee is a conventional hydroelectric facility with a nameplate rating of 2.1 MW. Rocky Mountain is a three-unit pumped storage hydroelectric facility with a nameplate rating of
847.8 MW.

     Participants in Plants Hatch, Vogtle and Wansley and Scherer Units No. 1 and No. 2 also include MEAG, Dalton and GPC. GPC serves as operating agent for these units. GPC is also a participant in Rocky Mountain, which is operated by Oglethorpe.

     See "PROPERTIES" in Item 2 for a description of Oglethorpe's generating facilities, fuel supply and the co-ownership arrangements.

Power Marketer Arrangements

     Oglethorpe utilizes power marketer arrangements to reduce the cost of power to the Members. Oglethorpe has power marketer agreements with LG&E Energy Marketing Inc. ("LEM") for approximately 50% of the load requirements of the 37 participating Members and with Morgan Stanley Capital Group Inc. ("Morgan Stanley") with respect to 50% of the 39 Members' load requirements forecasted at the time Oglethorpe entered into the agreement. The LEM agreement is based on the actual requirements of the participating Members during the contract term, whereas the Morgan Stanley agreement represents a fixed supply obligation.

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

     LEM Agreement

     Effective January 1, 1997, Oglethorpe entered into a power marketer agreement with LEM, an indirect, wholly owned subsidiary of LG&E Energy Corp., which is a diversified energy services company headquartered in Louisville, Kentucky. In December 2000, LG&E Energy Corp. completed a merger with Powergen plc, a British public limited company, under which LG&E Energy Corp. became an indirect wholly owned subsidiary of Powergen plc.

     Under the power marketer agreement, LEM is obligated to deliver, and Oglethorpe is obligated to take, (i) 50% of the load requirements of the 37 participating Members, less (ii) the load requirements for certain customers who have the right to choose electric suppliers, plus (iii) 50% of the 37 Members' percentage capacity responsibility shares of the delivery obligations under Oglethorpe's existing firm power off-system sale contracts. For certain smaller customer choice loads, LEM is obligated to deliver, if Oglethorpe requests, 50% of the associated load requirements. Oglethorpe has the option of purchasing the energy requirements for any customer choice load from another supplier. Oglethorpe is obligated to sell and LEM is obligated to buy 50% of the output of each of the 37 Members' percentage capacity responsibility shares of the "must run" units (primarily nuclear units). Oglethorpe is also obligated to make available the same share of most of Oglethorpe's other resources, which LEM may schedule. LEM does not have the right to the output of upgrades to these resources. LEM pays Oglethorpe the costs associated with the energy taken, subject to certain adjustments. Oglethorpe must pay LEM a contractually specified price for each megawatt-hour ("MWh") purchased.

     The LEM agreement has a term extending through 2011. With one year's notice, Oglethorpe has the right to terminate the LEM agreement as of December 31, 2001 or any December 31 after that. With 18 months' notice, LEM has the right to terminate the agreement as of December 31, 2004 or any December 31 after that. In February 2001, LEM initiated the contractually defined arbitration process to resolve a number of issues relating to the administration of the LEM agreement. (See "LEGAL PROCEEDINGS" in Item 3.)

     Morgan Stanley Agreement

     Effective May 1, 1997, Oglethorpe entered into a power marketer agreement with Morgan Stanley with respect to 50% of the Members' then forecasted load requirements. The agreement obligates Oglethorpe to purchase fixed quantities of energy at fixed prices. Each Member selected a term for its obligation, as well as the portion of its then forecasted requirements to be purchased as a fixed quantity. Oglethorpe is obligated to sell and Morgan Stanley is obligated to buy 50% of the output, in contractually fixed amounts, of each Member's percentage capacity responsibility share (for the term and portion selected) of the "must run" units (primarily nuclear units). Oglethorpe is also obligated to make available the same share of most of Oglethorpe's other resources, in contractually fixed amounts, which Morgan Stanley may schedule for each 24-hour day. This schedule is set the day prior based on availability limitations in the contract. Morgan Stanley pays a contractually fixed amount each month and an amount for the scheduled energy based on contractually fixed prices. The agreement has a term extending to March 31, 2005, but the purchases for certain Members decline to zero prior to that date. Oglethorpe manages the portion of the system resources covered by the Morgan Stanley agreement on behalf of the "pool" participants through scheduling and dispatching such resources. Oglethorpe makes purchases and sales on behalf of the "pool" participants to balance the fixed purchase obligation against the actual requirements and to optimize the use of the resources after receiving the daily schedule from Morgan Stanley.

     Morgan Stanley is a subsidiary of Morgan Stanley, Dean Witter, Discover & Co., a diversified investment banking and financial services company. Morgan

Stanley,   Dean  Witter,   Discover  &  Co.  is  subject  to  the  informational
requirements of the Securities Exchange Act of 1934, as amended, and, in accordance therewith, files reports and other information with the Commission.

Power Purchase and Sale Arrangements

     Power Purchases from GPC

     Oglethorpe has an agreement with GPC to purchase capacity and associated energy on a take-or-pay basis. Under this agreement, Oglethorpe purchased capacity and associated energy from GPC as follows: 750 MW through May 31, 2000, 500 MW from June 1, 2000 to August 31, 2000 and 375 MW from September 1, 2000 to December 31, 2000. Oglethorpe will continue to purchase 375 MW of capacity and associated energy under this agreement through August 31, 2001, and will purchase 250 MW from September 1, 2001 to March 31, 2006.

     Other Power Purchases

     Oglethorpe purchases 100 MW of capacity from each of Entergy Power, Inc. ("Entergy Power") and Big Rivers Electric Corporation ("Big Rivers"), under agreements extending through June and July 2002, respectively. The availability of capacity under the Entergy Power contract is dependent on the availability of two specific generating units available to Entergy Power. The Tennessee Valley Authority ("TVA") provides the transmission service to deliver the power from the Big Rivers electric system to the Integrated Transmission System. TVA and Southern Company Services, as agent for Alabama Power Company and Mississippi Power Company, provide the transmission service necessary to deliver the power from Entergy Power to the Integrated Transmission System.

     Oglethorpe has a contract through 2019 to purchase approximately 300 MW of capacity from Hartwell Energy Limited Partnership, a joint venture between Dynegy Inc. and American National Power, Inc., a subsidiary of National Power, PLC. This capacity is provided by two 150 MW gas-fired combustion turbine generating units on a site near Hartwell, Georgia. Oglethorpe has the right to dispatch the units fully.

     Oglethorpe has an agreement with Doyle I, LLC, a limited liability company owned by an affiliate of Enron North America Corp. and one of Oglethorpe's Members, to purchase the output of a 325 MW gas-fired combustion turbine generating facility over a 15-year term. Delivery commenced May 15, 2000. Oglethorpe has the right to dispatch the units fully.

     See Note 9 of Notes to Financial Statements in Item 8 for a discussion of Oglethorpe's commitments under these power purchase agreements.

     In addition, Oglethorpe also purchases small amounts of capacity and energy from "qualifying facilities" under the Public Utility Regulatory Policies Act of 1978 ("PURPA"). Under a waiver order from the Federal Energy Regulatory Commission ("FERC"), Oglethorpe historically made all purchases the Members would have otherwise been required to make under PURPA and Oglethorpe was relieved of its obligation to sell certain services to "qualifying facilities" so long as the Members make those sales. Oglethorpe historically provided the Members with the necessary services to fulfill these sale obligations. Purchases by Oglethorpe from such qualifying facilities provided less than 0.1% of Oglethorpe's energy requirements for the Members in 2000. Under their Wholesale Power Contracts, the Members may make such purchases instead of Oglethorpe.

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

Future Power Resources

     Although the existing long-term power marketer arrangements with LEM and Morgan Stanley were designed to provide substantially all of the Members' requirements during their contract terms, in fact the Members' requirements have exceeded the amounts provided by these arrangements. Oglethorpe expects that the Members' requirements will continue to exceed contracted purchases over the next several years. The Members also have significant additional requirements beyond the term of the power marketer arrangements.

     Under the Wholesale Power Contracts, Members can elect on an annual basis whether to have Oglethorpe provide joint planning and resource management services. These services consist of bulk power supply planning, future resource procurement, and bulk power sales for the Members. Some Members are currently not participating in joint planning and resource management services.

     Oglethorpe is in the process of arranging the necessary power supply for Members that currently participate in joint planning and resource management services. In this regard, Oglethorpe has entered into agreements to acquire and construct six gas-fired combustion turbines designed to provide 618 MW of capacity and a gas-fired combined cycle facility designed to provide 468 MW of capacity. Four of the combustion turbines are scheduled for completion in 2002, with the other two to be completed in 2003. The combined cycle facility is scheduled for completion in 2003. Oglethorpe also has an agreement to purchase equipment for a possible 2005 gas-fired combined cycle project. Members have subscribed for all of the capacity and energy from these facilities except for the capacity and associated energy of a 2003 combustion turbine and the capacity and energy of the possible 2005 combined cycle project. Oglethorpe is evaluating options with respect to the unsubscribed portions, which include seeking additional subscriptions from Members, contracting to sell some of the output of the facilities to non-Members, or selling the equipment.

     Although Oglethorpe plans for and procures power supply resources for electing Members, Oglethorpe will not necessarily own these resources. For a number of reasons, these facilities may be owned by a subsidiary of Oglethorpe, by Smarr EMC or by a similar separate entity owned by those Members who participate in the facilities. Oglethorpe has submitted loan applications to RUS for FFB loans to permanently finance the 2002 and 2003 combustion turbine facilities and the 2003 combined cycle facility. The loan applications were made on behalf of any entity that may ultimately own these facilities. Oglethorpe expects RUS to act on these loan applications later in 2001. See "THE MEMBERS AND THEIR POWER SUPPLY RESOURCES--Member Power Supply Resources" and "--Future Power Resources" for a discussion of capacity purchased by the Members from sources other than Oglethorpe. See also "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF Operations--Financial Condition--Capital Requirements" in Item 7.

     Oglethorpe is also investigating other power supply options to meet the remainder of the projected requirements of those Members for which it is currently providing joint planning and resource management services. Based on the current load forecasts of these Members, the projected additional requirements could be as much as 1300 MW in 2005, with increases thereafter. Because Members can elect whether or not to receive these services from

Oglethorpe on an annual basis, the projections may change significantly if Members change their elections in future years. Current load forecasts for the Members may not accurately predict the Members' actual load in the future, due to changes in growth in the Members' service territories and the competitive environment in the electric utility industry, among other reasons.

     Oglethorpe's current power procurement efforts for these projected requirements include initial discussions with a number of entities regarding contractual power supply arrangements. These arrangements could take a form similar to Oglethorpe's existing power marketer arrangements or a form more like traditional power purchase arrangements. Oglethorpe may also evaluate other alternatives for meeting future power supply requirements. (See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Miscellaneous--Competition" in Item 7).

Capacity and Energy Pool

         In connection with scheduling rights granted to the Members in the Wholesale Power Contracts adopted in 1997, Oglethorpe established an electric capacity and energy pool for scheduling and dispatching Oglethorpe and Member resources. Pursuant to the Wholesale Power Contracts and the policies and procedures governing the pool, the Members may elect either to participate in the pool or separately to schedule and dispatch the capacity represented by the Member's percentage capacity responsibility under the Wholesale Power Contract. The Members may also elect to include all or part of their other resources in the pool. Some Members have elected to be self-scheduling Members. See "THE MEMBERS AND THEIR POWER SUPPLY RESOURCES--Member Power Supply Resources."

         Oglethorpe has contracted with GSOC to operate the pool. Oglethorpe and GSOC maintain, and in conjunction with the Members are currently refining, policies and procedures relating to the pool and self-scheduling Members.

                  THE MEMBERS AND THEIR POWER SUPPLY RESOURCES

Member Demand and Energy Requirements

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

     The Members serve approximately 1.4 million electric consumers (meters) representing approximately 3.4 million people. The Members serve a region covering approximately 40,000 square miles, which is approximately 70% of the land area in the State of Georgia, encompassing 150 of the State's 159 counties. Sales by the Members in 2000 amounted to approximately 27 million MWh, with approximately 66% to residential consumers, 31% to commercial and industrial consumers and 3% to other consumers. The Members are the principal suppliers for the power needs of rural Georgia. While the Members do not serve any major cities, portions of their service territories are in close proximity to urban areas and are experiencing substantial growth due to the expansion of urban areas, including metropolitan Atlanta, into suburban areas and the growth of suburban areas into neighboring rural areas. The Members have experienced average annual compound growth rates from 1998 through 2000 of 5% in number of consumers, 7% in MWh sales and 5% in electric revenues.

     The following table shows the aggregate peak demand and energy requirements of the Members for the years 1998 through 2000, and also shows the amounts of energy requirements supplied by Oglethorpe. From 1998 through 2000, demand and energy requirements of the Members increased at an average annual compound growth rate of 7.3% and 7.4%, respectively.

                                 Member                               Member Energy
                                 Demand (MW)                        Requirements (MWh)
                                ----------------------------------------------------------------
                                 Total(1)                   Total(2)                Supplied by
                                 -------                    -------                Oglethorpe(3)
                                                                                   ------------
          1998                   5,816                     24,494,807                23,315,950
          1999                   6,452                     25,760,322                24,755,812
          2000                   6,703                     28,210,327                27,232,641

(1) System peak demand of the Members measured at the Members' delivery points (net of system losses), adjusted to include Members' resources behind the delivery points.
(2) Retail requirements served by Members' resources, adjusted to include resources behind the delivery points. (See "Member Power Supply Resources" below.)
(3) Includes energy supplied to self-scheduling Members for resale at wholesale. (See "OGLETHORPE'S POWER SUPPLY RESOURCES--Capacity and Energy Pool.")

Service Area and Competition

     The Territorial Act regulates the service rights of all retail electric suppliers in the State of Georgia. Pursuant to the Territorial Act, the GPSC assigned substantially all areas in the State to specified retail suppliers. With limited exceptions, the Members have the exclusive right to provide retail electric service in their respective territories, which are predominately outside of the municipal limits existing at the time the Territorial Act was enacted in 1973. The principal exception to this rule of exclusivity is that electric suppliers may compete for most new retail loads of 900 kilowatts or greater. The GPSC may reassign territory only if it determines that an electric supplier has breached the tenets of public convenience and necessity. The GPSC may transfer service for specific premises only if: (i) the GPSC determines, after joint application of electric suppliers and proper notice and hearing, that the public convenience and necessity require a transfer of service from one electric supplier to another; or (ii) the GPSC finds, after proper notice and hearing, that an electric supplier's service to a premise is not adequate or dependable or that its rates, charges, service rules and regulations unreasonably discriminate in favor of or against the consumer utilizing such premise and the electric utility is unwilling or unable to comply with an order from GPSC regarding such service.

     Since 1973, the Territorial Act has allowed limited competition among electric utilities in Georgia by allowing the owner of any new facility located outside of municipal limits and having a connected load upon initial full operation of 900 kilowatts or greater to receive electric service from the retail supplier of its choice. The Members, with Oglethorpe's support, are actively engaged in competition with other retail electric suppliers for these new commercial and industrial loads. The number of commercial and industrial loads served by the Members continues to increase annually. While the competition for 900-kilowatt loads represents only limited competition in Georgia, this competition has given Oglethorpe and the Members the opportunity to develop resources and strategies to operate in an increasingly competitive market.

     The electric utility industry in the United States is undergoing fundamental change and is becoming increasingly competitive. (See "FACTORS AFFECTING THE ELECTRIC UTILITY INDUSTRY--General" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Miscellaneous--Competition" in Item 7.)

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

Cooperative Structure

     The Members are cooperatives that operate their systems on a not-for-profit basis. Accumulated margins derived after payment of operating expenses and provision for depreciation constitute patronage capital of the consumers of the Members. Refunds of accumulated patronage capital to the individual consumers may be made from time to time subject to limitations contained in mortgages between the Members and RUS or loan documents with other lenders. The RUS mortgages generally prohibit such distributions unless, after any such distribution, the Member's total equity will equal at least 40% (30% in the case of Members that have the new form of RUS loan documents, discussed below) of its total assets, except that distributions may be made of up to 25% of the margins and patronage capital received by the Member in the preceding year (provided that equity is at least 20% in the case of Members that have the new form of RUS loan documents). (See "Members' Relationship with RUS" below.)

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

Rate Regulation of Members

     Through provisions in the loan documents securing loans to the Members, RUS exercises control and supervision over the rates for the sale of power of the Members that borrow from it. The RUS mortgages of such Members require them to design rates with a view to maintaining an average Times Interest Earned Ratio and an average Debt Service Coverage Ratio of not less than 1.25 for the two highest out of every three successive years. Members that have the new form of RUS loan documents are also required to maintain an Operating Times Interest Earned Ratio and an Operating Debt Service Coverage Ratio of not less than 1.10 for the two highest out of every three successive years.

     The Georgia Electric Membership Corporation Act, under which each of the Members was formed, requires the Members to operate on a not-for-profit basis and to set rates at levels that are sufficient to recover their costs and to provide for reasonable reserves. The setting of rates by the Members is not subject to approval by any federal or state agency or authority other than RUS, but the Territorial Act prohibits the Members from unreasonable discrimination in the setting of rates, charges, service rules or regulations and requires the Members to obtain GPSC approval of long-term borrowings.

     Cobb EMC, Flint EMC, Mitchell EMC, Oconee EMC, Snapping Shoals EMC, Troup EMC and Walton EMC have paid their RUS indebtedness and are no longer RUS borrowers. Each of these Members now has a rate covenant with its current lender. Other Members may also pursue this option. To the extent that a Member who is not an RUS borrower engages in wholesale sales or transmission in interstate commerce, it would be subject to regulation by FERC under the Federal Power Act.

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

     Historically, federal loan programs providing direct loans from RUS to electric cooperatives have been a major source of funding for the Members. Under the current RUS loan program, interest rates are based on rates being paid on municipal bonds with comparable maturities. Certain borrowers with either low consumer density or higher-than-average rates and lower-than-average consumer income are eligible for special loans at 5%. Distribution borrowers are also eligible for loans made by FFB or other lenders and guaranteed by RUS. Oglethorpe cannot predict the future cost, availability and amount of RUS direct and guaranteed loans which may be available to the Members.

Members' Relationships with GTC and GSOC

     GTC provides transmission services to the Members for delivery of the Members' power purchases from Oglethorpe and other power suppliers. GTC and the Members have entered into Member Transmission Service Agreements under which GTC provides transmission service to the Members pursuant to a transmission tariff. The Member Transmission Service Agreements have a minimum term for network service for current load until December 31, 2025. After an initial term ending in 2006, load growth above 1995 requirements may, with notice to GTC, be served by others. The Member Transmission Service Agreements provide that if a Member elects to purchase a part of its network service elsewhere, it must pay appropriate stranded costs to protect the other Members from any rate increase that could otherwise occur. Under the Member Transmission Service Agreements, Members have the right to design, construct and own new distribution substations.

     For information about the Members' relationships with GSOC, see "OGLETHORPE POWER CORPORATION--Relationship with GSOC."

Member Power Supply Resources

     Oglethorpe Power Corporation

     Oglethorpe  currently  supplies  a  substantial  portion  of  the  Members'
requirements. Each Member has a take-or-pay, fixed percentage capacity responsibility for all of Oglethorpe's existing resources. Members may satisfy all or a portion of their requirements above their existing Oglethorpe purchase obligations with purchases from Oglethorpe or other suppliers. (See "OGLETHORPE POWER CORPORATION--Wholesale Power Contracts.")

     Contracts with SEPA

     The Members purchase hydroelectric power from the Southeastern Power Administration ("SEPA") under contracts that extend until 2016. In 2000, the aggregate SEPA allocation to the Members was 543 MW plus associated energy. Each Member must schedule its energy allocation, and each Member has designated Oglethorpe to perform this function. Pursuant to a separate agreement, Oglethorpe will schedule, through GSOC, the Members' SEPA power deliveries. Further, each Member may be required, if certain conditions are met, to contribute funds for capital improvements for Corps of Engineers projects from which its allocation is derived in order to retain the allocation.

     Smarr EMC

     The Members participating in the facilities owned by Smarr EMC purchase the output of those facilities pursuant to long-term, take-or-pay power purchase agreements. Smarr EMC owns Smarr Energy Facility, a two-unit, 217 MW gas-fired combustion turbine facility (with 36 participating Members), and Sewell Creek Energy Facility, a four-unit, 492 MW gas-fired combustion turbine facility (with 31 participating Members). Smarr Energy Facility began commercial operation in June 1999, and Sewell Creek Energy Facility began commercial operation in June 2000.

     Other Member Resources

     Two Members formed an entity that has constructed and continues to construct combustion turbine capacity. Oglethorpe anticipates that these two Members will use a portion of this capacity to serve some or all of their load growth.

     In addition, a number of Members have installed and may continue to install small diesel generators and gas-fired microturbines on their distribution systems.

Future Power Resources

     Oglethorpe has entered into agreements on behalf of participating Members to acquire and construct six gas-fired combustion turbines designed to provide 618 MW of capacity and a gas-fired combined cycle facility designed to provide 468 MW of capacity. Four of the combustion turbines are targeted for completion in 2002, with the other two to be completed in 2003. The combined cycle facility is targeted for completion in 2003. Oglethorpe has an agreement to purchase equipment for a possible 2005 gas-fired combined cycle project. Although Oglethorpe plans for and procures generating resources for electing Members, these generating resources may not necessarily be owned by Oglethorpe. For a number of reasons, the facilities may be owned by a subsidiary of Oglethorpe, by Smarr EMC or by a similar separate entity owned by those Members who participate in the facilities. For information on financing for these facilities, see "OGLETHORPE'S POWER SUPPLY RESOURCES--Future Power Resources.")

     Several Members have entered into long-term contracts with a third party for all of their future incremental power requirements. Other Members may do so in the future.

                 FACTORS AFFECTING THE ELECTRIC UTILITY INDUSTRY

General

     The electric utility industry has been and in the future will continue to be affected by a number of factors which could have an impact on an electric utility such as Oglethorpe. These factors likely would affect individual utilities in different ways. Such factors include, among others:

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

     o regulatory and other changes in national and state energy policy, including open access transmission,

     o uncertain access to low cost capital for replacement of aging fixed assets,

     o increases in operating costs, including the cost of fuel for the generation of electric energy,

     o    uncertain recovery of the cost of existing facilities,

     o limitations on purchasing and selling energy from and to other suppliers due to transmission constraints,

     o    limitations   on  supply  of  equipment   and   available   sites  for
          construction of generation resources,

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

     Compliance with environmental standards will continue to be reflected in Oglethorpe's capital expenditures and operating costs. Oglethorpe made environmental-related capital expenditures of approximately $3 million in 2000, and expects to spend $28 million in 2001 and $66 million in 2002 to achieve compliance with current environmental requirements. (See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Financial Condition--Capital Requirements" in Item 7.) Based on the current status of regulatory requirements, Oglethorpe does not anticipate that these capital expenditures will have a material effect on its results of operations or its financial condition. However, as discussed below, future regulations could require Oglethorpe to make additional capital expenditures.

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

     Second, EPA attempted to tighten the NAAQS for both ozone and particulate matter, an action that could affect any source that emits nitrogen oxides and sulfur dioxide, including utility units. Court challenges to both standards were made. On appeal, the Supreme Court reversed a successful challenge of these revised NAAQS, and remanded the case back to the Court of Appeals for further disposition. This decision may result in tightening of the standards for both ozone and particulate matter. Other challenges to both NAAQS are still pending at the Court of Appeals level. In addition, with respect to the ozone NAAQS, EPA must harmonize provisions in the Clean Air Act imposing the old ozone NAAQS with its proposed standard before the new standard can be implemented.

     Third, in 1998, EPA issued a regulation calling for regional reductions in nitrogen oxides emissions from 22 states, including Georgia, which imposes a fixed cap on nitrogen oxides emissions from such states beginning in the year 2004. States remain free to choose the sources on which to impose reductions needed to stay below the cap. The Georgia Environmental Protection Division has indicated that if Georgia must adhere to the regulation, it will require large fossil fuel-fired units, including those at Plants Wansley and Scherer, to participate in achieving the required reductions. On appeal, EPA's regulation was upheld in part, with that portion of the rule that would have applied to Georgia sent back to EPA for further consideration. EPA recently indicated its intention to finalize shortly a rule reinstating the cap for Georgia. As a result, Georgia's implementation plan for this regulation will depend on this new rulemaking. Therefore, it is not yet known what additional controls, if any, would be needed at Plants Wansley and/or Scherer to comply with this regional nitrogen oxides reduction program.

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

     Fifth, although EPA had decided not to impose a new NAAQS for sulfur dioxide, that decision has been remanded to EPA for further rulemaking, so it is still possible that a new short-term standard for sulfur dioxide could be established.

     Finally, several studies required by the Clean Air Act examined the health effects of power plant emissions of certain hazardous air pollutants. In late 2000, EPA concluded that mercury emissions from coal and oil-fired electric utility steam generating units should be regulated. Emissions of other hazardous air pollutants, such as nickel and cadmium, may also become regulated. EPA expects to follow a rulemaking schedule that would require compliance by 2007-2008. Depending on the outcome of such rulemaking, significant capital expenditures might be incurred at Plants Wansley and/or Scherer.

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

     On February 29, 2000, Southern Nuclear Operating Company ("SONOPCO"), the operator of Plant Hatch, filed an application with the NRC to extend the operating licenses for each unit of Plant Hatch, until 2034 and 2038, respectively. The NRC has published a timetable that indicates a decision will be made by the end of March 2002.

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

     Plants Hatch and Vogtle currently have on-site spent fuel storage capacity. Effective June 2000, an on-site dry storage facility for Plant Hatch became operational. Based on normal operations and retention of all spent fuel in the reactor, sufficient capacity is believed to be available to continue dry storage operations at Plant Hatch for the life of the plant, and Plant Vogtle spent fuel storage is expected to be sufficient into 2014. In addition, SONOPCO, as agent for the co-owners of the plant, is a member of Private Fuel Storage, LLC, a joint utility effort to develop a private spent fuel storage facility for temporary storage of spent nuclear fuel. This facility is planned to begin operation as early as the year 2003. (See Note 1 of Notes to Financial Statements in Item 8.)

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

     Other Environmental Regulation

     In 1993, EPA issued a ruling confirming the non-hazardous status of coal ash. That ruling may apply, however, only to situations where those wastes are not co-managed, i.e., not mixed with other wastes. Pursuant to court order, EPA had until the Spring of 1999 to classify co-managed utility wastes as either hazardous or non-hazardous. Recently, EPA decided that although these wastes should be considered non-hazardous, national regulations were warranted. Depending on the outcome of such rulemaking, substantial additional costs for the management of these wastes might be required of Oglethorpe, although the full impact would depend on the subsequent development of such rules.

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

ITEM 2. PROPERTIES

Generating Facilities

     The following table sets forth certain information with respect to the generating facilities in which Oglethorpe currently has ownership or leasehold interests, all of which are in commercial operation.

                                                                   Oglethorpe's
                                                                     Share of
                                                                    NamePlate       Commercial       License
                                            Type of    Percentage    Capacity        Operation     Expiration
Facilities                                   Fuel      Interest        (MW)            Date            Date
----------------------------------------------------------------------------------------------------------------

Plant Hatch (near Baxley, Ga.)
   Unit No. 1........................     Nuclear         30            243.0          1975          2014(1)
   Unit No. 2........................     Nuclear         30            246.0          1979          2018(1)

Plant Vogtle (near Waynesboro, Ga.)
   Unit No. 1........................     Nuclear         30            348.0          1987           2027
   Unit No. 2........................     Nuclear         30            348.0          1989           2029

Plant Wansley (near Carrollton, Ga.)
   Unit No. 1........................       Coal          30            259.5          1976          N/A(2)
   Unit No. 2........................       Coal          30            259.5          1978          N/A(2)
   Combustion Turbine................       Oil           30             14.8          1980          N/A(2)

Plant Scherer (near Forsyth, Ga.)
   Unit No. 1........................       Coal          60            490.8          1982          N/A(2)
   Unit No. 2........................       Coal          60            490.8          1984          N/A(2)

Tallassee (near Athens, Ga.).........      Hydro         100              2.1          1986           2023

Rocky Mountain (near Rome, Ga.)......      Pumped
                                          Storage
                                           Hydro        74.61           632.5          1995           2027
                                                                     --------
   Total Ownership                                                    3,335.0
                                                                      =======
--------------------------


(1) Southern Nuclear Operating Company, the operator of Plant Hatch, has filed an application with the NRC to extend the licenses with respect to Plant Hatch by 20 years. (See "FACTORS AFFECTING THE ELECTRIC UTILITY INDUSTRY--Environmental and Other Regulation--Nuclear Regulation" in Item 1.)

(2) Coal-fired units and combustion turbines do not operate under operating licenses similar to those granted to nuclear units by the NRC and to hydroelectric plants by FERC.

Plant Performance

     The following table sets forth certain operating performance information of each of the major generating facilities in which Oglethorpe currently has ownership or leasehold interests:

                                        Equivalent Availability(1)                 Capacity Factor(2)
                                       ---------------------------            --------------------------
          Unit                         2000       1999       1998             2000       1999      1998
          ----                         ----       ----       ----             ----       ----      ----
          Plant Hatch
             Unit No. 1...........       84%        81%       100%             85%        83%       99%
             Unit No. 2...........       89         92         81              90         94        81
          Plant Vogtle
             Unit No. 1...........       86         92        100              91         94       102
             Unit No. 2...........      100         88         82             102         89        82
          Plant Wansley
             Unit No. 1...........       83         91         86              77         73        56
             Unit No. 2...........       78         86         92              72         66        50
          Plant Scherer
             Unit No. 1...........      100         86         93              79         67        70
             Unit No. 2...........       90         95         89              73         79        75
          Rocky Mountain(3)
             Unit No. 1...........       94         97         90              26         23        24
             Unit No. 2...........       91         96         95              20         16        13
             Unit No. 3...........       94         91         94              17         19        22

-----------------------

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

Fuel Supply

     Coal. Coal for Plant Wansley is currently purchased under long-term contracts and in spot market transactions. As of February 28, 2001, there was a 26-day coal supply at Plant Wansley based on nameplate rating.

     Low-sulfur "compliance" coal for Scherer Units No. 1 and No. 2 is purchased under long-term contracts and in spot market transactions. As of February 28, 2001, the coal stockpile at Plant Scherer contained a 50-day supply based on nameplate rating. Plant Scherer burns both sub-bituminous and bituminous coals, and a separate stockpile of sub-bituminous coal is maintained in addition to the stockpile of bituminous coal. Oglethorpe leases over 700 rail cars to transport coal to Plants Scherer and Wansley.

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

     For information relating to the impact that the Clean Air Act will have on Oglethorpe, see "FACTORS AFFECTING THE ELECTRIC UTILITY INDUSTRY--Environmental and Other Regulations--Clean Air Act" in Item 1.

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

Co-Owners of the Plants

     Plants Hatch, Vogtle, Wansley and Scherer Units No. 1 and No. 2 are co-owned by Oglethorpe, GPC, MEAG and Dalton, and Rocky Mountain is co-owned by Oglethorpe and GPC. Each such co-owner owns or leases undivided interests in the amounts shown in the following table (which excludes the Plant Wansley combustion turbine). Oglethorpe is the operating agent for Rocky Mountain. GPC is the operating agent for each of the other plants.

                         Nuclear                           Coal-Fired                  Pumped Storage
                  Plant           Plant               Plant         Scherer Units           Rocky
                  Hatch          Vogtle              Wansley        No. 1 & No. 2         Mountain         Total
              -----------    -------------      --------------    ----------------    ---------------      -----
                %    MW(1)     %     MW(1)         %      MW(1)      %       MW(1)       %      MW(1)      MW(1)
              -----  -----   -----   -----       -----    -----    -----     -----     -----    -----      -----

Oglethorpe... 30.0    489    30.0     696        30.0      519      60.0      982      74.61    633       3,319
GPC.......... 50.1    817    45.7   1,060        53.5      926       8.4      137      25.39    215       3,155
MEAG......... 17.7    288    22.7     527        15.1      261      30.2      494       --     --         1,570
Dalton         2.2     36     1.6      37         1.4       24       1.4       23       --     --           120
               ---   ----    ----    ----       -----     ----    ------    -----     ------   ----        ----

Total.....   100.0  1,630   100.0   2,320       100.0    1,730     100.0    1,636     100.00    848       8,164
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

     Municipal Electric Authority of Georgia

     MEAG, an instrumentality of the State of Georgia, was created for the purpose of providing electric capacity and energy to those political subdivisions of the State of Georgia that owned and operated electric distribution systems at that time. MEAG, also known as MEAG Power, has entered into power sales contracts with each of 47 cities and one county in the State of Georgia. Such political subdivisions, located in 39 of the State's 159 counties, collectively serve approximately 283,000 electric consumers (meters).

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

     The Operating Agreements provide that Oglethorpe is entitled to a percentage of the net capacity and net energy output of each plant or unit equal to its percentage undivided interest owned or leased in such plant or unit. GPC, as agent, schedules and dispatches Plants Hatch and Vogtle. Oglethorpe separately dispatches its ownership share of Scherer Units No. 1 and No. 2 and of Plant Wansley. (See "Fuel Supply" herein.)

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

     The Operating Agreement for Plant Hatch will remain in effect with respect to Hatch Units No. 1 and No. 2 until 2009 and 2012, respectively. Oglethorpe anticipates that the Operating Agreement will be extended if the operating license for Plant Hatch is extended. (See "FACTORS AFFECTING THE ELECTRIC UTILITY Industry--Environmental and Other Regulation--Nuclear Regulation.") The Operating Agreement for Plant Vogtle will remain in effect with respect to each unit at Plant Vogtle until 2018. The Operating Agreement for Plant Wansley will remain in effect with respect to Wansley Units No. 1 and No. 2 until 2016 and 2018, respectively. The Operating Agreement for Scherer Units No. 1 and No. 2 will remain in effect with respect to Scherer Units No. 1 and No. 2 until 2022 and 2024, respectively. Upon termination of each Operating Agreement, following any extension agreed to by the parties, GPC will retain such powers as are necessary in connection with the disposition of the property of the applicable plant, and the rights and obligations of the parties shall continue with respect to actions and expenses taken or incurred in connection with such disposition.

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

ITEM 3. LEGAL PROCEEDINGS

     On June  17,  1997,  PECO  Energy  Company-Power  Team  ("PECO")  filed  an application with FERC pursuant to Section 211 of the Federal Power Act requesting FERC to compel Oglethorpe and/or GTC to provide PECO with 250 MW of firm point-to-point transmission service from the TVA-Integrated Transmission System ("TVA-ITS") interface to the Florida-Integrated Transmission System interface for an initial three-year period, with an automatic roll-over provision. PECO also seeks $10,000 per day in penalties from Oglethorpe and/or GTC, alleging bad faith and delays in negotiations. In their response to FERC, GTC and Oglethorpe contend that they negotiated with PECO in good faith, and thus there is no reasonable basis for imposing the penalties sought by PECO. GTC also responded that it does not have firm "available transfer capability" at the TVA-ITS interface to fulfill PECO's request, after taking into account the need to protect system reliability, existing firm commitments, and use of the TVA-ITS interface to serve "native load," in accordance with North American Electric Reliability Council guidelines. Since this action involves transmission access to the ITS and is exclusively a transmission matter, Oglethorpe has requested that FERC dismiss the action as to Oglethorpe. In the event GTC is ordered by FERC to provide the requested service, PECO would be required to compensate GTC at rates set by FERC in the order. As a consequence of any such order, power purchased by Oglethorpe for delivery through the TVA-ITS interface would probably be curtailed (based on past operational experience at that interface), and could result in higher purchased power cost than would otherwise be the case. Although FERC transmission pricing policy is designed to ensure that a transmission provider is fully compensated for the cost of providing transmission service, potentially including opportunity cost, there can be no assurance that rates ordered by FERC for service to PECO would fully compensate GTC, Oglethorpe and the Members for the use of the transmission system and for any resulting effect on reliability or increase in the cost of power.

     As previously reported, Oglethorpe and LEM have been addressing a number of issues relating to administration of the power marketer agreement entered into in 1997. In February 2001, LEM initiated the contractually defined arbitration process to resolve these issues. Oglethorpe continues to receive power under the LEM agreement. Oglethorpe's management does not expect the ultimate resolution of these issues will have a material adverse effect on its financial condition or results of operations. For a discussion of the LEM agreement, see "OGLETHORPE'S POWER SUPPLY RESOURCES--Power Marketer Arrangements--LEM Agreement" in Item 1.

     Oglethorpe is a party to various other actions and proceedings incidental to its normal business. Liability in the event of final adverse determinations in any of these matters is either covered by insurance or, in the opinion of Oglethorpe's management, after consultation with counsel, should not in the aggregate have a material adverse effect on the financial position or results of operations of Oglethorpe.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          Not applicable.

ITEM 6. SELECTED FINANCIAL DATA

         The following table presents selected historical financial data of Oglethorpe. The financial data presented as of the end of and for each year in the five-year period ended December 31, 2000, have been derived from the audited financial statements of Oglethorpe. Due to a corporate restructuring, the results of operations and financial condition reflect operations as a combined power supply, transmission and system operations company through March 31, 1997, and operations solely as a power supply company thereafter. These data should be read in conjunction with the financial statements of Oglethorpe and the notes thereto included in Item 8 and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" in Item 7.

                                                                (dollars in thousands)

                                              2000              1999              1998             1997              1996
                                          -----------------------------------------------------------------------------------
Operating revenues:
   Sales to Members                       $ 1,146,064       $ 1,122,336      $  1,095,904      $ 1,000,319     $   1,023,094
   Sales to non-Members                        53,333            53,896            48,263           47,533            78,343
-----------------------------------------------------------------------------------------------------------------------------
Total operating revenues                    1,199,397         1,176,232         1,144,167        1,047,852         1,101,437
-----------------------------------------------------------------------------------------------------------------------------

Operating expenses:
   Fuel                                       216,952           196,182           191,399          206,315           206,524
   Production                                 215,834           215,517           198,378          181,923           173,497
   Purchased power                            403,574           401,719           387,662          266,875           229,089
   Depreciation and amortization              142,082           130,883           124,074          126,730           163,130
   Other operating expenses                         -                 -                 -            6,334            46,448
-----------------------------------------------------------------------------------------------------------------------------
Total operating expenses                      978,442           944,301           901,513          788,177           818,688
-----------------------------------------------------------------------------------------------------------------------------
Operating margin                              220,955           231,931           242,654          259,675           282,749
Other income, net                              60,839            50,545            42,293           46,646            65,334
Net interest charges                         (261,816)         (262,538)         (263,867)        (283,916)         (326,331)
-----------------------------------------------------------------------------------------------------------------------------
Net margin                                $    19,978       $    19,938      $     21,080      $    22,405      $     21,752
-----------------------------------------------------------------------------------------------------------------------------
Electric plant, net:
   In service                             $ 3,214,974       $ 3,312,669      $  3,429,704      $ 3,588,204      $  4,345,200
   Construction work in progress               62,357            18,299            20,948           13,578            31,181
-----------------------------------------------------------------------------------------------------------------------------
Total electric plant                      $ 3,277,331       $ 3,330,968      $  3,450,652      $ 3,601,782      $  4,376,381
-----------------------------------------------------------------------------------------------------------------------------
Total assets                              $ 4,568,170       $ 4,564,622      $  4,506,265      $ 4,509,857      $  5,362,175
-----------------------------------------------------------------------------------------------------------------------------

Capitalization:
   Long-term debt                         $ 3,019,019       $ 3,103,590      $  3,177,883      $ 3,258,046      $  4,052,470
   Obligation under capital leases            267,449           275,224           282,299          288,638           293,682
   Other obligations                           63,665            59,579            55,755           52,176            41,685
   Patronage capital and membership fees      392,682           370,025           352,701          330,509           356,229
-----------------------------------------------------------------------------------------------------------------------------
Total capitalization                      $ 3,742,815       $ 3,808,418      $  3,868,638      $ 3,929,369      $  4,744,066
-----------------------------------------------------------------------------------------------------------------------------
Property additions                        $   108,254       $    41,829      $     43,904      $    63,527      $     93,704
-----------------------------------------------------------------------------------------------------------------------------
Energy supply (megawatt-hours):
   Generated                               19,565,925        18,295,514        17,781,896       17,722,059        17,866,143
   Purchased                               11,401,071         7,971,583         8,544,714        6,377,643         6,606,931
-----------------------------------------------------------------------------------------------------------------------------
   Available for sale                      30,966,996        26,267,097        26,326,610       24,099,702        24,473,074
-----------------------------------------------------------------------------------------------------------------------------
Member revenue per kWh sold                 4.21 cents        4.53 cents        4.70 cents       4.83 cents        5.11 cents
-----------------------------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     Margins and Patronage Capital

     Oglethorpe Power Corporation (An Electric Membership Corporation) ("Oglethorpe") provides wholesale electric service to its 39 retail electric distribution cooperative members ("Members"). Oglethorpe operates on a not-for-profit basis and, accordingly, seeks only to generate revenues sufficient to recover its cost of service and to generate margins sufficient to establish reasonable reserves and meet certain financial coverage requirements. Revenues in excess of current period costs in any year are designated as net margin in Oglethorpe's statements of revenues and expenses and patronage capital. Retained net margins are designated on Oglethorpe's balance sheets as patronage capital, which is allocated to each of the Members on the basis of its electricity purchases from Oglethorpe. Since its formation in 1974, Oglethorpe has generated a positive net margin in each year and had a balance of $393 million in patronage capital as of December 31, 2000. Oglethorpe's equity ratio (patronage capital and membership fees divided by total capitalization) increased from 9.7% at December 31, 1999 to 10.5% at December 31, 2000.

     Patronage capital constitutes the principal equity of Oglethorpe. Any distributions of patronage capital are subject to the discretion of the Board of Directors. However, under the Indenture, dated as of March 1, 1997, from Oglethorpe to SunTrust Bank, as trustee ("Mortgage Indenture"), Oglethorpe is prohibited from making any distribution of patronage capital to the Members if, at the time of or after giving effect to the distribution, (i) an event of default exists under the Mortgage Indenture, (ii) Oglethorpe's equity as of the end of the immediately preceding fiscal quarter is less than 20% of Oglethorpe's total capitalization, or (iii) the aggregate amount expended for distributions on or after the date on which Oglethorpe's equity first reaches 20% of Oglethorpe's total capitalization exceeds 35% of Oglethorpe's aggregate net margins earned after such date. This last restriction, however, will not apply if, after giving effect to such distribution, Oglethorpe's equity as of the end of the immediately preceding fiscal quarter is not less than 30% of Oglethorpe's total capitalization.

     Rates and Regulation

     Pursuant to the Amended and Restated Wholesale Power Contracts, dated August 1, 1996 ("Wholesale Power Contracts") entered into between Oglethorpe and each of the Members, Oglethorpe is required to design capacity and energy rates that generate sufficient revenues to recover all costs, to establish and maintain reasonable margins and to meet its financial coverage requirements. Oglethorpe reviews its capacity rates at least annually to ensure that it meets its net margin goals.

     The rate schedule under the Wholesale Power Contracts implements on a long-term basis the assignment to each Member of responsibility for fixed costs. The monthly charges for capacity and other non-energy charges are based on a rate formula using the Oglethorpe budget. The Board of Directors may adjust these charges during the year through an adjustment to the annual budget. Energy charges are based on actual energy costs, including fuel costs, variable operations and maintenance costs, and purchased energy costs.

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

     For 2000, 1999 and 1998, Oglethorpe achieved a Margins for Interest Ratio of 1.10.

     Under the Mortgage Indenture and related loan contract with the Rural Utilities Service ("RUS"), adjustments to Oglethorpe's rates to reflect changes in Oglethorpe's budgets are generally not subject to RUS approval. Changes to the rate schedule under the Wholesale Power Contracts are generally subject to RUS approval. Oglethorpe's rates are not subject to the approval of any other federal or state agency or authority, including the Georgia Public Service Commission (the "GPSC").

Results of Operations

     Power Marketer Arrangements

     Oglethorpe is utilizing power marketer arrangements to reduce the cost of power to the Members. Oglethorpe has a power marketer agreement with LG&E Energy Marketing Inc. ("LEM"), for approximately 50% of the load requirements of 37 of the Members and an additional power marketer agreement with Morgan Stanley Capital Group Inc. ("Morgan Stanley"), effective May 1, 1997, with respect to 50% of the 39 Members' then forecasted load requirements. The LEM agreement is based on the actual requirements of the participating Members during the contract term, whereas the Morgan Stanley agreement represents a fixed supply obligation. Generally, these arrangements reduce the cost of supplying power to the Members by limiting the risk of unit availability, by providing a guaranteed benefit for the use of excess resources and by providing future power needs at a fixed price. Most of Oglethorpe's generating facilities and power purchase arrangements are available for use by LEM and Morgan Stanley. Oglethorpe continues t be responsible for all of the costs of its system resources but receives revenue from LEM and Morgan Stanley for the use of the resources.

     In February 2001, LEM initiated the contractually defined arbitration process to resolve a number of issues relating to administration of the agreement.

     Operating Revenues

     Sales to Members. Revenues from Members are collected pursuant to the Wholesale Power Contracts and are a function of the demand for power by the Members' consumers and Oglethorpe's cost of service. Revenues from sales to Members increased by 2.1% for 2000 compared to 1999 and increased by 2.4% for 1999 compared to 1998. Kilowatt-hours (kWh) sales to Members were 10.0% higher in 2000 compared to 1999 and 6.2% higher in 1999 compared to 1998. The average revenue per kWh from sales to Members decreased 7.1% for 2000 compared to 1999 and decreased 3.6% for 1999 compared to 1998. The components of Member revenues were as follows:

-----------------------------------------------------------------
                                   (dollars in thousands)
                              2000           1999           1998
-----------------------------------------------------------------
Capacity revenues        $  624,537     $  613,974     $  623,464
Energy revenues             521,527        508,362        472,440
-----------------------------------------------------------------

Total                    $1,146,064     $1,122,336     $1,095,904
-----------------------------------------------------------------

     Capacity revenues from Members increased from 1999 to 2000 primarily due to capacity charges incurred for new power purchase agreements and higher depreciation and amortization offset in part by higher investment income. For 1999 compared to 1998, Member capacity revenues decreased due to lower interest costs and higher investment income offset in part by higher production expenses.

     Energy revenues from Members increased by 2.6% from 1999 to 2000 and by 7.6% from 1998 to 1999. The increases in Member energy revenues over the past two years were primarily due to greater volumes of energy sold to Members.

     The following table summarizes the amounts of kWh sold to Members and total revenues per kWh during each of the past three years:

------------------------------------------------------------------------------
                                              (in thousands)

                                              Kilowatt-hours       Cents per
                                                                 Kilowatt-hour
------------------------------------------------------------------------------
          2000                               27,232,641               4.21
          1999                               24,755,812               4.53
          1998                               23,315,950               4.70
------------------------------------------------------------------------------

     In 2000, a cold November and December combined with growth in the Members' service territories resulted in a 10.0% increase in kWh sales to Members. The 6.2% increase in kWh sales to Members in 1999 compared to 1998 was due to continued sales growth in the Members' service territories. In addition, Oglethorpe provided the Members with additional energy in 1999 to offset lower delivery of hydroelectric power from Southeastern Power Administration due to lower than normal rainfall.

     The energy portion of Member revenues per kWh decreased 6.8% in 2000 compared to 1999 and increased 1.4% in 1999 compared to 1998. Oglethorpe passes through actual energy costs to the Members such that energy revenues equal energy costs. The decrease in 2000 of energy revenues per kWh was primarily due to the pass-through of lower purchased power costs. The increase in 1999 for the cost of energy supplied to the Members resulted primarily from higher purchased power costs. See "Operating Expenses" below.

     Sales to non-Members. The following table summarizes non-Member revenues for the past three years:

-----------------------------------------------------------------
                                   (dollars in thousands)
                              2000           1999           1998
-----------------------------------------------------------------

Sales to other utilities     $46,952        $46,186       $28,890
Sales to power marketers       6,381          7,710        19,373
-----------------------------------------------------------------

Total                        $53,333        $53,896       $48,263
-----------------------------------------------------------------

     Sales to other utilities represent sales made directly by Oglethorpe. Oglethorpe sells for its own account any energy available from the portion of its resources dedicated to Morgan Stanley that is not scheduled by Morgan Stanley pursuant to its power marketer arrangements. Sales to other utilities were higher in 1999 compared to 1998 partly due to receiving a full year of capacity revenues in 1999 under an agreement entered into with Alabama Electric Cooperative to sell 100 megawatts ("MW") of capacity for the period June 1998 through December 2005 and partly due to higher energy prices experienced in the wholesale electricity markets during 1999.

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

     Operating Expenses

     Oglethorpe's operating expenses increased 3.6% in 2000 compared to 1999 and increased 4.7% in 1999 compared to 1998. Operating expenses increased in 2000 primarily as a result of higher fuel and depreciation and amortization costs. The higher operating expenses in 1999 as compared to 1998 were primarily attributable to increases in production expenses and purchased power costs.

     For 2000 compared to 1999 total fuel costs increased 10.6% primarily as a result of a 7.4% increase in MWhs of generation. For 2000 compared to 1999 output of nuclear generation was 4.3% higher and output of fossil generation was 9.9% higher. The larger portion of fossil generation, with its higher average fuel cost compared to nuclear generation, yielded a 3.0% increase in average fuel cost. Total fuel costs increased 2.5% in 1999 compared to 1998 primarily as a result of a 2.4% increase in generation.

     The increase in production expenses in 1999 as compared to 1998 was primarily due to three factors: (1) write-off of $3.6 million of obsolete inventory at Plants Vogtle, Hatch , Wansley and Scherer; (2) approximately $2 million in expenses resulting from a Georgia Power Company ("GPC") workforce reduction at Plants Vogtle and Hatch; and (3) expenses incurred for the LEM arbitration and other special projects totaling $4.9 million.

     Purchased power costs increased 0.5% in 2000 compared to 1999 and increased 3.6% in 1999 compared to 1998 as follows:

-------------------------------------------------------------------
                                   (dollars in thousands)
                              2000           1999           1998
-------------------------------------------------------------------
Capacity costs               $105,763       $ 97,616       $115,599
Energy costs                  297,811        304,103        272,063
-------------------------------------------------------------------
Total                        $403,574       $401,719       $387,662
-------------------------------------------------------------------

     The increase in purchased power capacity costs for 2000 as compared to 1999 were primarily a result of capacity charges incurred for new power purchase agreements, including an agreement with Doyle I, LLC. Purchased power capacity costs were 15.6% lower in 1999 compared to 1998 primarily due to the elimination on September 1 of 1998 of a 250 MW component block (coal-fired units) of power under a power purchase agreement between Oglethorpe and GPC.

     Purchased power energy costs decreased 2.1% in 2000 compared to 1999 and increased by 11.8% in 1999 compared to 1998. The average cost of purchased power energy per MWh decreased 31.5% in 2000 compared to 1999 and increased 19.8% in 1999 compared to 1998. The decrease in average cost in 2000 resulted from a combination of lower prices in the wholesale electricity markets and from purchases made under new power purchase agreements during 2000. The increase in average cost in 1999 compared to 1998 resulted from slightly higher energy prices.

     The volumes of purchased power increased 43.0% in 2000 compared to 1999 and decreased by 6.7% in 1999 compared to 1998. The higher volumes of purchased power in 2000 were utilized to serve Member load that was not contractually provided by the power marketers.

     Purchased power expenses for the years 1998 through 2000 include the cost of capacity and energy purchases under various long-term power purchase agreements. These long-term agreements have, in some cases, take-or-pay minimum energy requirements. For 1998 through 2000, Oglethorpe utilized its energy from these power purchase agreements in excess of the take-or-pay requirements. Oglethorpe's capacity and energy expenses under these agreements amounted to approximately $176 million in 2000, $133 million in 1999 and $173 million in 1998. For a discussion of the power purchase agreements, see Note 9 of Notes to Financial Statements.

     The increase in depreciation and amortization in 2000 was primarily due to $10.3 million of Board approved accelerated amortization of project costs for the Vogtle radioactive waste facility. The increase in depreciation and amortization for 1999 compared to 1998 resulted from the amortization of the Vogtle radioactive waste facility. The amortization of these project costs commenced January 1, 1999. For further discussion of the Vogtle radioactive waste facility see Note 1 of Notes to Financial Statements.

   Other Income (Expense)

     The higher investment income for 2000 compared to 1999 was partly due to higher cash and temporary cash investment balances and higher interest earnings on those investments, partly due to higher earnings from the decommissioning fund and partly due to interest earnings on the note receivable from Smarr EMC relating to the Sewell Creek Energy Facility. Investment income was higher in 1999 compared to 1998 partly due to higher earnings from the decommissioning fund and partly due to interest earnings on the notes and interim financing receivable from Smarr EMC relating to the Smarr Energy Facility and the Sewell Creek Energy Facility. For 1999, the increase in income under the caption "Other" is due in part to a gain of $849,000 from the sale of rail cars and a $1,005,000 increase in patronage allocation from GTC.

     Interest Charges

     Interest on long-term debt and capital leases decreased 5.2% in 1999 compared to 1998 primarily as a result of interest costs savings from refinancing transactions. Other interest expense increased 18.5% in 2000 compared to 1999 and increased 53.3% in 1999 compared to 1998. The increase in 2000 was primarily as a result of interest charges incurred on commercial paper issued as interim financing for the construction of combustion turbine facilities owned by Smarr EMC. The increase for 1999 compared to 1998 was partly due to interest charges incurred on commercial paper issued as interim financing for Smarr EMC and partly due to an increase in interest expense for decommissioning (which is recorded as an offset to interest earnings on the decommissioning fund). The increase in amortization of debt discount and expense for 1999 compared to 1998 was primarily due to the accelerated amortization of $7 million in premiums paid to the Federal Financing Bank (FFB) for refinancing $89 million in 1999. These cost are being amortized over a period of approximately 3 years beginning in 1999.

     Net Margin and Comprehensive Margin

     Oglethorpe's net margin for 2000, 1999 and 1998 was $20.0 million, $19.9 million and $21.1 million, respectively. Oglethorpe's margin requirement is based on a ratio applied to interest charges. For 1999 compared to 1998, the reduction in interest charges reduced Oglethorpe's margin requirement. Comprehensive margin for Oglethorpe is net margin adjusted for the net change in unrealized gains and losses on investments in available-for-sale securities.

Financial Condition

     General

     The principal changes in Oglethorpe's financial condition in 2000 were due to property additions, an increase in cash and temporary cash investments and an increase in patronage capital.

     Property additions, including nuclear fuel purchases, totaled $108 million, and were financed with funds from operations and short-term borrowings.

     Oglethorpe's cash and temporary cash investments increased by $108 million from December 31, 1999 to December 31, 2000.

     Oglethorpe achieved a net margin of $20 million in 2000; however, Oglethorpe's equity (patronage capital) increased by $23 million due to a net change in unrealized gain on available-for-sale securities.

     Capital Requirements

     As part of its ongoing capital planning, Oglethorpe forecasts expenditures required for generation facilities and other capital projects. The table below details these expenditure forecasts for 2001 through 2003. Actual construction costs may vary from the estimates listed below because of factors such as changes in business conditions, fluctuating rates of load growth, environmental requirements, design changes and rework required by regulatory bodies, delays in obtaining necessary federal and other regulatory approvals, construction delays, cost of capital, equipment, material and labor, and decisions whether to purchase or construct additional generation capacity.

----------------------------------------------------------------------
                             (dollars in thousands)

                             Capital Expenditures(1)
----------------------------------------------------------------------
Year        Existing     Future          Nuclear   General
           Generation(2) Generation(3)   Fuel      Plant      Total

2001       $  43,114    $  280,000      $ 47,247   $ 7,612    $377,973
2002          83,979       141,500        45,768     4,000     275,247
2003          44,413        23,200        48,660     4,120     120,393
----------------------------------------------------------------------
Total      $ 171,506    $  444,700      $141,675   $15,732    $773,613
----------------------------------------------------------------------

(1) Excludes allowance for funds used during construction.
(2) Consists of capital expenditures required for environmental compliance and for replacements and additions to facilities in-service.
(3) Expenditures relate to new generation facilities that may ultimately be owned by a subsidiary of Oglethorpe, by Smarr EMC or by a similar separate entity.

     Oglethorpe's investment in electric plant, net of depreciation, was approximately $3.3 billion as of December 31, 2000. Expenditures for property additions during 2000 amounted to $108 million and were funded with a combination of funds from operations and short-term borrowings. These expenditures were primarily for additions and replacements to existing generation facilities, construction of new generation facilities (as discussed below) and for purchases of nuclear fuel.

     Over the past several years, Oglethorpe has been providing interim funding through its commercial paper program for two combustion turbine generation facilities that were built to meet the growth of a majority of the Members. These two facilities are now owned by Smarr EMC, a separate entity created specifically for this purpose that is owned by 37 of Oglethorpe's 39 Members. Smarr EMC secured permanent financing for these facilities, the proceeds of which were used to reimburse Oglethorpe for the interim commercial paper financings.

     Oglethorpe continues to fund, on an interim basis, the construction of new generation facilities on behalf of the participating Members. As of December 31, 2000, $78 million of commercial paper was outstanding for this purpose. The projects currently being funded include six combustion turbines (totaling 618
MW) and a 468 MW combined cycle facility. Four of the six combustion turbines are expected to be in-service in the summer of 2002, and the two remaining combustion turbines and the combined cycle facility are expected to be in-service in the summer of 2003. The costs associated with the combustion turbines are reflected in construction work in progress and the costs associated with the combined cycle facility are reflected in prepayments and other current assets on Oglethorpe's balance sheet at December 31, 2000. It is anticipated that these new facilities will ultimately be owned by a subsidiary of Oglethorpe, Smarr EMC, or a similar separate entity.

     Oglethorpe expects to issue the maximum amount of its commercial paper ($260 million) by the fall of 2001 in conjunction with the interim financing of these new generation facilities. Oglethorpe has submitted loan applications to RUS to provide financing for these projects and expects a response from RUS later in 2001. If RUS funding is delayed or denied, Oglethorpe will continue to finance these projects with funds from operations and will seek additional construction financing until permanent financing is obtained.

     Oglethorpe is also making payments under an agreement to purchase equipment for a possible combined cycle facility for 2005. At December 31, 2000, $9 million of commercial paper was outstanding that was issued for this purpose, and the payments are reflected in prepayments and other current assets on Oglethorpe's balance sheet. If Oglethorpe and the Members elect to build this project, Oglethorpe anticipates that it will continue to provide interim construction funding until permanent financing is obtained. The estimated capital expenditures related to this project, which are not included in the capital expenditure table above, are approximately $215 million over the next three years. If this project is not ultimately built, Oglethorpe will pursue a sale of the equipment.

     In addition to the funds needed for capital expenditures, approximately $453 million will be required over the next three years (2001-2003) for current sinking fund requirements and maturities of long-term debt. Of this amount, $294 million, or 65%, relates to the repayment of RUS and FFB debt. In addition, Oglethorpe anticipates that it will refund $143 million of the $453 million due over the next three years with proceeds from the issuance of new tax-exempt pollution control bonds ("PCBs").

     Liquidity and Sources of Capital

     In the past, Oglethorpe has obtained the majority of its long-term financing from RUS-guaranteed loans funded by FFB. Oglethorpe has also obtained a substantial portion of its long-term financing requirements from the issuance of PCBs.

     In addition, Oglethorpe's operations have consistently provided a sizable contribution to its funding of capital requirements, such that internally generated funds have provided interim funding or long-term capital for nuclear fuel reloads, general plant facilities, replacements and additions to existing facilities, and retirement of long-term debt. Oglethorpe anticipates that it will continue to meet these types of capital requirements through 2003 with funds generated from operations. As discussed above, Oglethorpe is currently providing interim financing for new generation facilities with a combination of short-term borrowings and funds from operations until permanent financing is obtained.

     To meet short-term cash needs and liquidity requirements, Oglethorpe had, as of December 31, 2000, (i) approximately $331 million in cash and temporary cash investments, (ii) $82 million in other short-term investments and (iii) up to $232 million available under the following credit facilities:

---------------------------------------------------------------------------
                                                  (dollars in thousands)

                                                  Authorized     Available
Short-Term Credit Facilities                         Amount       Amount
---------------------------------------------------------------------------
Committed line of credit:
  Commercial paper                                $ 260,000       $ 182,000
Uncommitted line of credit:
  National Rural Utilities
  Cooperative Finance
   Corporation                                       50,000          50,000
---------------------------------------------------------------------------

     Under its commercial paper program, Oglethorpe may issue commercial paper not to exceed $260 million outstanding at any one time. The commercial paper is backed 100% by committed lines of credit provided by a group of banks that was syndicated by Bank of America.

     Oglethorpe has minimum liquidity requirements in conjunction with certain financial agreements currently in place. These agreements include the commercial paper line of credit, the interest rate swap arrangements relating to two PCB transactions and the Rocky Mountain lease transactions. The maximum amount of liquidity that could be required under these agreements is $80 million. As of December 31, 2000, the required amount was $78 million.

     Refinancing Transactions

     Oglethorpe has a program under which it is refinancing, on a continued tax-exempt basis, the annual principal maturities of serial bonds and the annual sinking fund payments of term bonds originally issued on behalf of Oglethorpe by the Development Authority of Burke County and the Development Authority of Monroe County. The refinancing of these PCB principal maturities allows Oglethorpe to preserve a low-cost source of financing. To date, Oglethorpe has refinanced approximately $111 million under this program, including $22 million of PCB principal which matured on January 1, 2001. Oglethorpe also has Board approval to refinance Burke and Monroe principal of $23 million maturing on January 1, 2002.

     In connection with a corporate restructuring in 1997 in which Oglethorpe sold its transmission assets to GTC, GTC assumed a portion of the indebtedness associated with PCBs. Under an indemnity agreement executed in connection with this assumption, GTC is entitled to participate in any refinancing of this PCB debt by Oglethorpe by agreeing to assume a portion of the refinancing debt. However, GTC agreed not to participate in Oglethorpe's refinancing of the Burke and Monroe principal payments due January 1, 2000, 2001 and 2002. Pursuant to this agreement, Oglethorpe provided a discount of approximately $1.1 million and received cash of $2.6 million on the $3.7 million due from GTC in connection with the Burke and Monroe principal payments due January 1, 2001.

     The average interest rate on long-term debt was 6.21% at December 31, 2000.

Miscellaneous

     Competition

     The electric utility industry in the United States continues to undergo fundamental changes and continues to become increasingly competitive. These changes have been promoted by:

o    the Energy Policy Act of 1992;

o Federal Energy Regulatory Commission ("FERC") policies regarding mergers, transmission access and pricing and regional transmission organizations;

o    federal and state deregulation initiatives;

o    increased consolidation and mergers of electric utilities;

o    the proliferation of power marketers and independent power producers;

o generation surpluses and deficits and transmission constraints in certain regional markets;

o    generation technology; and

o    other factors.

     Some states have implemented varying forms of retail competition among power suppliers. Most other states are either in the process of implementing retail competition or are studying options relating to retail competition. Proposed federal legislation could mandate or encourage retail competition in every state and otherwise deregulate the industry. No legislation related to retail competition has yet been enacted in Georgia, and no bill is currently pending in the Georgia legislature which would amend the Georgia Territorial Electric Service Act (the "Territorial Act") or otherwise affect the exclusive right of the Members to supply power to their current service territories. As a result of the GPSC's order in the 1998 GPC rate case, the GPSC opened a docket to address the mechanics of how stranded costs and stranded benefits should be calculated, the estimated range of stranded costs and benefits, the proper level of cost recovery, and the proper disposition of any stranded benefits. The GPSC does not have the authority under Georgia law to order retail competition or amend the Territorial Act. Oglethorpe and the Members have voluntarily provided information and are participating in the GPSC proceedings. Oglethorpe and the Members are also actively monitoring and studying legislative initiatives in Congress and in other states to take advantage of the experiences of cooperatives and other utilities in other states to protect their interests in any future legislative activities in Georgia.

     Under current Georgia law, the Members generally have the exclusive right to provide retail electric service in their respective territories. Since 1973, however, the Territorial Act has permitted limited competition among electric utilities located in Georgia for sales of electricity to certain large commercial or industrial customers. The owner of any new facility may receive electric service from the power supplier of its choice if the facility is located outside of municipal limits and has a connected load upon initial full operation of 900 kilowatts or more. The Members, with Oglethorpe's support, are actively engaged in competition with other retail electric suppliers for these new commercial and industrial loads. While the competition for 900-kilowatt loads represents only limited competition in Georgia, this competition has given Oglethorpe and the Members the opportunity to develop resources and strategies to prepare for an increasingly competitive market.

     Oglethorpe cannot predict at this time the outcome of the various developments that may lead to increased competition in the electric utility industry or the effect of such developments on Oglethorpe or the Members. Nonetheless, Oglethorpe has taken several steps to prepare for and adapt to the fundamental changes that have occurred or appear likely to occur in the electric utility industry and to reduce stranded costs. In 1997, Oglethorpe divided itself into separate generation, transmission and system operations companies in order to better serve its Members in a deregulated and competitive environment. Oglethorpe also has pursued an interest cost reduction program, which has included refinancings and prepayments of various debt issues, and that has provided significant cost savings. Oglethorpe has also entered into arrangements with power marketers to reduce power costs and to provide for future load requirements without taking all the risk associated with traditional suppliers. (See "Results of Operations--Power Marketer Arrangements.")

     Oglethorpe and the Members continue to consider and evaluate a wide array of other potential actions to meet future power supply needs, to reduce costs, to reduce risks of the increasingly competitive generation business and to respond more effectively to increasing competition. Among the alternatives subject to such consideration are:

o    additional power marketing arrangements or other alliance arrangements;

o    whether   potential  load  fluctuation   risks  in  a  competitive   retail
     environment can be shifted to other wholesale suppliers;

o whether power supply requirements will continue to be met by the current mix of ownership and purchase arrangements;

o whether future power supply resources will be owned by Oglethorpe or by other entities;

o    whether disposition of existing assets or asset classes would be advisable;

o    the effects of nuclear license extensions;

o    ways to facilitate the prepayment of RUS-guaranteed indebtedness;

o    the effects of proliferation of services offered by electric utilities; and

o other regulatory and business changes that may affect relative values of generation classes or have impacts on the electric industry.

     These activities are in various stages of study and consideration. Such studies and consideration necessarily take account of and are subject to legal, regulatory and contractual (including financing and plant co-ownership arrangements) considerations.

     Under the Wholesale Power Contracts, the Members may satisfy all or a portion of their requirements above their existing Oglethorpe purchase obligations with purchases from Oglethorpe or other suppliers. The Members are now purchasing varying portions of their requirements from other suppliers.

     Many Members are also providing or considering proposals to provide non-traditional products and services such as telecommunications and other services. Depending on the nature of future competition in Georgia, there could be reasons for the Members to separate their physical distribution business from their energy business, or otherwise restructure their current businesses to operate more effectively under retail competition.

     Oglethorpe's ongoing consideration of industry trends and developments in general, and specifically its strategic alternatives with respect to existing and future power supply arrangements and its efforts to explore debt prepayments with RUS, may present opportunities for Oglethorpe to reduce costs, reduce risks and otherwise to respond more effectively to increasing competition. However, Oglethorpe cannot predict at this time the results of these matters or any action Oglethorpe might take based thereon.

     Oglethorpe has deferred recognition of certain costs of providing services to the Members and certain income items pursuant to Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." Note 1 of Notes to Financial Statements sets forth the regulatory assets and liabilities reflected on Oglethorpe's balance sheet as of December 31, 2000. Regulatory assets represent certain costs that are assured to be recoverable by Oglethorpe from the Members in the future through the ratemaking process. Regulatory liabilities represent certain items of income that are being retained by Oglethorpe and that will be applied in the future to reduce Member revenue requirements. (See "General--Rates and Regulation.") In the event that competitive or other factors result in cost recovery practices under which Oglethorpe can no longer apply the provisions of SFAS No. 71, Oglethorpe would be required to eliminate all regulatory assets and liabilities that could not otherwise be recognized as assets and liabilities by businesses in general. In addition, Oglethorpe would be required to determine any impairment to other assets, including plant, and write-down those assets, if impaired, to their fair value.

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

     Assuming extensions of the respective licenses are not obtained, it is expected that Plant Hatch and Plant Vogtle will begin the decommissioning process in 2014 and 2027, respectively. The expected timing of payments for decommissioning costs will extend for a period of 9 to 14 years. Oglethorpe's management does not expect such payments to have an adverse impact on liquidity or capital resources due to available amounts that have been placed in reserves for this purpose.

     New Accounting Pronouncement

     As of January 1, 2001, Oglethorpe adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The standard establishes accounting and reporting requirements for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires the recognition of all derivative instruments as assets or liabilities in Oglethorpe's balance sheet and measurement of those instruments at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and if so, the type of hedge. Oglethorpe's interest rate swap arrangements in place at December 31, 2000 are designated as cash flow hedges. Adoption of SFAS No. 133 on January 1, 2001, resulted in recording $33,515,000 of decline in fair value to accumulated other comprehensive income and a comparable increase in other liabilities.

     Inflation

     As with utilities generally, inflation has the effect of increasing the cost of Oglethorpe's operations and construction program. Operating and construction costs have been less affected by inflation over the last few years because rates of inflation have been relatively low.

     Forward-Looking Statements and Associated Risks

     This Annual Report on Form 10-K contains forward-looking statements, including statements regarding, among other items, (i) anticipated trends in Oglethorpe's business, (ii) Oglethorpe's future power supply requirements, resources and arrangements and (iii) disclosures regarding market risk included in Item 7A. Some forward-looking statements can be identified by use of terms such as "may," "will," "expects," "anticipates," "believes," "intends," "projects" or similar terms. These forward-looking statements are based largely on Oglethorpe's current expectations and are subject to a number of risks and uncertainties, certain of which are beyond Oglethorpe's control. For certain factors that could cause actual results to differ materially from those anticipated by these forward-looking statements, see "Competition" herein and "OGLETHORPE'S POWER SUPPLY RESOURCES--Future Power Resources", "THE MEMBERS AND THEIR POWER SUPPLY RESOURCES--Future Power Resources" and "FACTORS AFFECTING THE ELECTRIC UTILITY INDUSTR in Item 1. In light of these risks and uncertainties, Oglethorpe can give no assurance that events anticipated by the forward-looking statements contained in this Annual Report will in fact transpire.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Oglethorpe is exposed to market risk, including changes in interest rates, in the value of equity securities, and in the market price of electricity. Oglethorpe's use of derivative financial or commodity instruments is for the purpose of mitigating business risks and is not for trading purposes.

     Oglethorpe has established a Risk Management Committee to provide general management oversight over all risk management activities, including commodity trading, fuels management, debt management and investment portfolio management. The committee consists of senior executive officers, including the Chief Executive Officer and the Chief Operating Officer. The committee has implemented a comprehensive risk management policy, which includes authority limits and credit policies. The committee regularly meets, reviews risk management reports and reports activities to the Audit Committee of the Board of Directors.

Interest Rate Risk

     Oglethorpe is exposed to the risk of changes in interest rates due to the significant amount of financing obligations it has entered into, including fixed and variable rate debt and interest rate swap transactions. Oglethorpe's objective in managing interest rate risk is to maintain a balance of fixed and variable rate debt that will lower its overall borrowing costs within reasonable risk parameters. As part of this debt management strategy, Oglethorpe has a guideline of having between 15% and 30% variable rate debt to total debt. At December 31, 2000, Oglethorpe had 14% of its debt in a variable rate mode.

     The table below details Oglethorpe's debt instruments and provides the fair value at December 31, 2000, the outstanding balance at the beginning and end of each year and the annual principal maturities and associated average interest rates.

                                                            (dollars in thousands)

                            Fair Value                                  Cost
                            -----------  ------------------------------------------------------------------------------
                               2000         2001          2002          2003         2004          2005      Thereafter
                               ----         ----          ----          ----         ----          ----      ----------
Fixed Rate Debt
---------------
Beginning of year                        $2,438,663    $2,321,527    $2,219,056   $2,059,686   $1,939,763     $1,810,010
Maturities                                 (117,136)     (102,471)     (159,370)    (119,923)    (129,753)
                                          ---------     ---------     ---------    ---------    ---------
End of year                  $2,644,443  $2,321,527    $2,219,056    $2,059,686   $1,939,763   $1,810,010
                                          =========     =========     =========    =========    =========
Average interest rate                       6.09%         6.07%          6.18%         6.08%      6.09%            6.48%

Variable Rate Debt
------------------
Beginning of year                        $  447,031    $  441,492    $  436,911   $  386,218   $  381,545       $376,810
Maturities                                   (5,539)       (4,581)      (50,693)      (4,673)      (4,735)
                                          ---------     ---------     ---------    ---------    ---------
End of year                    $443,924  $  441,492    $  436,911    $  386,218   $  381,545   $  376,810
                                          =========     =========     =========    =========    =========
Average interest rate(1)                     5.37%          5.35%          5.46%       5.51%      5.46%            4.71%


Interest Rate Swaps(2)
-------------------
Beginning of year                        $  260,149    $  256,001    $  251,420   $  246,536   $  241,315       $238,343
Maturities                                   (4,148)       (4,581)       (4,884)      (5,221)      (2,972)
                                          ---------     ---------     ---------    ---------    ---------
End of year                    $260,149  $  256,001    $  251,420    $  246,536   $  241,315   $  238,343
                                          =========     =========     =========    =========    =========
Average interest  rate                       5.82%         5.83%          5.83%       5.83%       5.67%            5.80%
Unrealized loss on swaps      ($33,515)

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

     In connection with GTC's assumption of liability on a portion of the PCBs pursuant to the corporate restructuring by which GTC became a separate company, commencing April 1, 1997, GTC assumed and agreed to pay 16.86% of any amounts due from Oglethorpe under these swap arrangements, including the net swap payments and termination payments described below. Should GTC fail to make such payments under the assumption, Oglethorpe remains obligated for the full amount of such payments.

     Under the swap arrangements, Oglethorpe is obligated to make periodic payments to AIG-FP based on a notional principal amount equal to the aggregate principal amount of the bonds outstanding during the period and a contractual fixed rate ("Fixed Rate"), and AIG-FP is obligated to make periodic payments to Oglethorpe based on a notional principal amount equal to the aggregate principal amount of the bonds outstanding during the period and a variable rate equal to the variable rate of interest accruing on the bonds during the period ("Variable Rate"). These payment obligations are netted, such that if the Variable Rate is less than the Fixed Rate, Oglethorpe makes a net payment to AIG-FP. Likewise, if the Variable Rate is higher than the Fixed Rate, Oglethorpe receives a net payment from AIG-FP. Thus, although changes in the Variable Rate affect whether Oglethorpe is obligated to make payments to AIG-FP or is entitled to receive payments from AIG-FP, the effective interest rate Oglethorpe pays with respect to the PCBs is not affected by changes in interest rates. The Fixed Rate for the $200 million of variable rate bonds issued in 1993 is 5.67% and the Fixed Rate for the $122 million of variable rate bonds issued in 1994 is 6.01%. At December 31, 2000, the bonds issued in 1993 carried a variable rate of interest of 4.90% and the bonds issued in 1994 carried a variable rate of interest of 4.95%. For the three years ended December 31, 1998, 1999 and 2000, Oglethorpe has made in connection with both interest rate swap arrangements combined net swap payments to AIG-FP (net of amounts assumed by GTC) of $6.3 million, and $6.7 million, and $4.3 million, respectively.

     The swap arrangements extend for the life of these PCBs. If the swap arrangements were to be terminated while the PCBs are still outstanding, Oglethorpe or AIG-FP may owe the other party a termination payment depending on a number of factors, including whether the fixed rate then being offered under comparable swap arrangements is higher or lower than the Fixed Rate. Under the terms of the swap agreements, AIG-FP has limited rights to terminate the swaps only upon the occurrence of specified events of default or a reduction in ratings on Oglethorpe's PCBs, without credit enhancement, to a level that is below investment grade. Oglethorpe estimates that its maximum aggregate liability (net of GTC's assumed percentage) for termination payments under both swap arrangements had such payments been due on December 31, 2000 would have been approximately $33.5 million.

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

Equity Price Risk

     Oglethorpe maintains trust funds, as required by the NRC, to fund certain costs of nuclear decommissioning. (See Note 1 of Notes to Financial Statements in Item 8.) As of December 31, 2000, these funds were invested primarily in domestic equity securities, U.S. Government and corporate debt securities and asset-backed securities. By maintaining a portfolio that includes long-term equity investments, Oglethorpe intends to maximize the returns to be utilized to fund nuclear decommissioning, which in the long-term will better correlate to inflationary increases in decommissioning costs. However, the equity securities included in Oglethorpe's portfolio are exposed to price fluctuation in equity markets. A 10% decline in the value of the fund's equity securities as of December 31, 2000 would result in a loss of value to the fund of approximately $9 million. Oglethorpe actively monitors its portfolio by benchmarking the performance of its investments against certain indexes and by maintaining, and periodically reviewing, established target allocation percentages of the assets in its trusts to various investment options. Because realized and unrealized gains and losses from investment securities held in the decommissioning fund are directly added to or deducted from the decommissioning reserve, fluctuations in equity prices or interest rates do not affect Oglethorpe's net margin in the short-term.

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

     Oglethorpe has entered into a service agreement with ACES Power Marketing ("APM") under which APM acts as Oglethorpe's agent in the purchase and sale of short-term wholesale power. APM also provides related risk management services. APM is subject to Oglethorpe's risk management policies, including trading authority limits. APM is an organization owned by several generation and transmission cooperatives that provides energy trading services to rural electric cooperatives.

     Oglethorpe is also exposed to risks of changing prices for fuels, including coal and natural gas. Oglethorpe has interests in 1,501 MW of coal-fired capacity. Oglethorpe purchases coal under long-term contracts and in spot-market transactions. Oglethorpe's long-term coal contracts provide volume flexibility and fixed prices.

     Oglethorpe has several power purchase contracts under which approximately 805 MW of capacity and associated energy is supplied by gas-fired facilities, including the power purchase contracts with Doyle and Hartwell. Under these contracts, Oglethorpe is exposed to variable energy charges, which incorporate each facility's actual operation and maintenance and fuel costs. Oglethorpe has the right to purchase natural gas for the Doyle and Hartwell facilities and exercises this right from time to time to actively manage the cost of energy supplied from these contracts and the underlying natural gas price and operational risks.

     In providing operation management services for Smarr EMC, Oglethorpe negotiates natural gas supply and transportation contracts on behalf of Smarr EMC, ensures that the Smarr facilities have fuel available for operations, and assists Smarr EMC in managing its exposure to natural gas price and operational risks. Oglethorpe expects to provide similar services for the gas-fired combustion turbine and combined cycle projects currently under construction.
(See "THE MEMBERS AND THEIR POWER SUPPLY RESOURCES--Member Power Supply Resources" in Item 1 and "PROPERTIES--Generating Facilities" and "--Fuel Supply" in Item 2.)

     Oglethorpe purchases natural gas for the above purposes under short-term contracts that cannot be settled in cash. Oglethorpe currently has no derivative commodity instruments with respect to coal or natural gas.

Changes in Risk Exposure

     Oglethorpe's exposure to changes in interest rates, the price of equity securities it holds, and electricity prices have not changed materially from the previous reporting period. Oglethorpe is not aware of any facts or circumstances that would significantly impact such exposure in the near future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          Index To Financial Statements
                                                                            Page
Statements of Revenues and Expenses,
   For the Years Ended December 31, 2000, 1999 and 1998...................    45
Statements of Patronage Capital,
   For the Years Ended December 31, 2000, 1999 and 1998...................    45
Balance Sheets, As of December 31, 2000 and 1999..........................    46
Statements of Capitalization, As of December 31, 2000 and 1999............    48
Statements of Cash Flows,
   For the Years Ended December 31, 2000, 1999 and 1998 ..................    49
Notes to Financial Statements.............................................    50
Report of Management......................................................    63
Report of Independent Accountants.........................................    63


STATEMENTS OF REVENUES AND EXPENSES
For the years ended December 31, 2000, 1999 and 1998

                                                                      (dollars in thousands)
                                                             2000              1999              1998
-----------------------------------------------------------------------------------------------------------------------------
Operating revenues (Note 1):
   Sales to Members                                      $  1,146,064      $  1,122,336       $ 1,095,904
   Sales to non-Members                                        53,333            53,896            48,263
-----------------------------------------------------------------------------------------------------------------------------
Total operating revenues                                    1,199,397         1,176,232         1,144,167
-----------------------------------------------------------------------------------------------------------------------------
Operating expenses:
   Fuel                                                       216,952           196,182           191,399
   Production                                                 215,834           215,517           198,378
   Purchased power (Note 9)                                   403,574           401,719           387,662
   Depreciation and amortization                              142,082           130,883           124,074
   Income taxes (Note 3)                                          -                 -                 -
-----------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                      978,442           944,301           901,513
-----------------------------------------------------------------------------------------------------------------------------
Operating margin                                              220,955           231,931           242,654
-----------------------------------------------------------------------------------------------------------------------------

Other income (expense):
   Investment income                                           42,897            33,262            27,767
   Amortization of deferred gains (Notes 1 and 4)               2,475             2,475             2,486
   Amortization of net benefit of sale of income
        tax benefits (Note 1)                                  11,195            11,195            11,195
   Allowance for equity funds used during
        construction (Note 1)                                     204               180               158
   Other                                                        4,068             3,433               687
-----------------------------------------------------------------------------------------------------------------------------
Total other income                                             60,839            50,545            42,293
-----------------------------------------------------------------------------------------------------------------------------

Interest charges:
   Interest on long-term debt and capital leases              221,893           224,489           236,692
   Other interest                                              21,954            18,531            12,086
   Allowance for debt funds used during construction (Note 1)  (3,522)           (1,570)           (1,679)
   Amortization of debt discount and expense                   21,491            21,088            16,768
-----------------------------------------------------------------------------------------------------------------------------
Net interest charges                                          261,816           262,538           263,867
-----------------------------------------------------------------------------------------------------------------------------
Net margin                                                     19,978            19,938            21,080
Net change in unrealized gain (loss) on
  available-for-sale securities                                 2,679            (2,614)            1,112
-----------------------------------------------------------------------------------------------------------------------------
Comprehensive margin                                     $     22,657      $     17,324       $    22,192
-----------------------------------------------------------------------------------------------------------------------------




STATEMENTS OF PATRONAGE CAPITAL
For the years ended December 31, 2000, 1999 and 1998

                                                                      (dollars in thousands)
                                                             2000              1999              1998
-----------------------------------------------------------------------------------------------------------------------------
Patronage capital and membership fees -
   beginning of year (Note 1)                            $    370,025      $    352,701       $   330,509
Comprehensive margin                                           22,657            17,324            22,192
-----------------------------------------------------------------------------------------------------------------------------
Patronage capital and membership fees - end of year      $    392,682      $    370,025       $   352,701
-----------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.


BALANCE SHEETS
December 31, 2000 and 1999

                                                                             (dollars in thousands)
                                                                           2000                  1999
-----------------------------------------------------------------------------------------------------------------------------
Assets

Electric plant (Notes 1, 4 and 6):
   In service                                                          $  4,883,680          $  4,854,037
   Less: Accumulated provision for depreciation                          (1,752,176)           (1,625,933)
-----------------------------------------------------------------------------------------------------------------------------
                                                                          3,131,504             3,228,104

   Nuclear fuel, at amortized cost                                           83,470                84,565
   Construction work in progress                                             62,357                18,299
-----------------------------------------------------------------------------------------------------------------------------
Total electric plant                                                      3,277,331             3,330,968
-----------------------------------------------------------------------------------------------------------------------------


Investments and funds (Notes 1 and 2):
   Decommissioning fund, at market                                          148,300               135,703
   Deposit on Rocky Mountain transactions, at cost                           63,665                59,579
   Bond, reserve and construction funds, at market                           29,167                31,158
   Investment in associated companies, at cost                               19,997                17,919
   Other, at cost                                                             1,513                 2,535
-----------------------------------------------------------------------------------------------------------------------------
Total investments and funds                                                 262,642               246,894
-----------------------------------------------------------------------------------------------------------------------------


Current assets:
   Cash and temporary cash investments, at cost (Note 1)                    330,622               222,814
   Other short-term investments, at market                                   81,715                75,482
   Receivables                                                              143,353               109,705
   Inventories, at average cost (Note 1)                                     75,389                89,766
   Notes receivable (Note 5)                                                  1,032                94,070
   Prepayments and other current assets                                      59,824                19,293
-----------------------------------------------------------------------------------------------------------------------------
Total current assets                                                        691,935               611,130
-----------------------------------------------------------------------------------------------------------------------------


Deferred charges:
   Premium and loss on reacquired debt, being amortized (Note 5)            175,944               196,289
   Deferred amortization of Scherer leasehold (Note 4)                      102,753               101,404
   Discontinued projects, being amortized (Note 1)                            9,490                28,020
   Deferred debt expense, being amortized                                    16,968                17,070
   Other (Note 1)                                                            31,107                32,847
-----------------------------------------------------------------------------------------------------------------------------
Total deferred charges                                                      336,262               375,630
-----------------------------------------------------------------------------------------------------------------------------
Total assets                                                           $  4,568,170          $  4,564,622
-----------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.





                                                                             (dollars in thousands)
                                                                          2000                   1999
-----------------------------------------------------------------------------------------------------------------------------
Equity and Liabilities

Capitalization (see accompanying statements):
   Patronage capital and membership fees (Note 1)                      $    392,682          $    370,025
   Long-term debt                                                         3,019,019             3,103,590
   Obligation under capital leases (Note 4)                                 267,449               275,224
   Obligation under Rocky Mountain transactions (Note 1)                     63,665                59,579
-----------------------------------------------------------------------------------------------------------------------------
Total capitalization                                                      3,742,815             3,808,418
-----------------------------------------------------------------------------------------------------------------------------


Current liabilities:
   Long-term debt and capital leases due within one year (Note 5)           136,053               129,419
   Accounts payable                                                         114,964                69,555
   Notes payable (Note 5)                                                    78,482                88,479
   Accrued interest                                                          67,394                50,201
   Other current liabilities                                                 23,691                 9,344
-----------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                   420,584               346,998
-----------------------------------------------------------------------------------------------------------------------------


Deferred credits and other liabilities:
   Gain on sale of plant, being amortized (Note 4)                           53,332                55,807
   Net benefit of sale of income tax benefits, being amortized (Note 1)      10,012                18,021
   Net benefit of Rocky Mountain transactions, being amortized (Note 1)      82,819                86,004
   Accumulated deferred income taxes (Note 3)                                63,485                63,203
   Decommissioning reserve (Note 1)                                         174,553               164,510
   Other                                                                     20,570                21,661
-----------------------------------------------------------------------------------------------------------------------------
Total deferred credits and other liabilities                                404,771               409,206
-----------------------------------------------------------------------------------------------------------------------------

Total equity and liabilities                                           $  4,568,170          $  4,564,622
-----------------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies (Notes 4 and 9)
-----------------------------------------------------------------------------------------------------------------------------


STATEMENTS OF CAPITALIZATION
December 31, 2000 and 1999
                                                                                   (dollars in thousands)

                                                                                     2000           1999
-----------------------------------------------------------------------------------------------------------------------------
Long-term debt (Note 5):
   Mortgage notes payable to the Federal  Financing Bank (FFB) at interest rates varying  from 4.66% to 8.43%  (average  rate of 6.40% at December 31, 2000)
     due in quarterly installments through 2023                                   $2,248,502   $2,326,730

   Mortgage notes payable to the Rural Utilities Service (RUS) at an interest
     rate of 5% due in monthly installments through 2021                              13,344       13,749

   Mortgage notes issued in conjunction with the sale by public authorities of pollution control revenue bonds (PCBs):
     o Series 1992A
       Serial bonds, 5.95% to 6.80%, due serially from 2001 through 2012             107,820*     113,745*
     o Series 1993
       Serial bonds, 4.35% to 5.25%, due serially from 2001 through 2013              33,410*      34,544*
     o Series 1993A
       Adjustable tender bonds, 4.90%, due 2001 through 2016                         192,420*     195,015*
     o Series 1993B
       Serial bonds, 4.35% to 5.05%, due serially from 2001 through 2008             105,980*     113,750*
     o Series 1994
       Serial bonds, 6.0% to 7.125%, due serially from 2001 through 2015               8,930*       9,315*
       Term bonds, 7.15%, due 2016 to 2021                                            11,550*      11,550*
     o Series 1994A
       Adjustable tender bonds, 4.95%, due 2001 to 2019                              120,500*     122,740*
     o Series 1994B
       Serial bonds, 6.00% to 6.45%, due serially from 2001 through 2005               7,585*       9,125*
     o Series 1998A
       Adjustable tender bonds, 4.10% to 4.40%, due 2019                             116,925*     116,925*
     o Series 1998B
       Adjustable tender bonds, 4.10% to 4.45%, due 2019                             100,000*     100,000*
     o Series 1999A
       Adjustable tender bonds, 5.10%, due 2020                                       20,070       20,070
     o Series 1999B
       Adjustable tender bonds, 5.10%, due 2020                                       68,705       68,705
   Unsecured notes issued in conjunction with the sale by public authorities of pollution control revenue bonds:
     o Series 2000
       Adjustable tender bonds, 5.10%, due 2021                                       21,950          -
   CoBank, ACB notes payable:
     o Headquarters mortgage note payable: fixed at 7.52% through July 31, 2001,
       due in quarterly installments through January 1, 2009                           3,212        3,602
     o Transmission mortgage note payable: fixed at 8.13% through February 28, 2001;
       due in bi-monthly installments through November 1, 2018                         1,770        1,797
     o Transmission mortgage note payable: fixed at 8.13% through February 28, 2001;
       due in bi-monthly installments through September 1, 2019                        6,815        6,906
     o Medium-term loan, variable at 7.23% to 7.36%, due at various maturities
       through October 2001, due March 31, 2003                                       46,065       46,065
   National Rural Utilities Cooperative Finance Corporation mortgage note payable:
     o Medium-term loan fixed at 6.575%, due March 31, 2003                           46,065       46,065
-----------------------------------------------------------------------------------------------------------------------------
                                                                                   3,281,618    3,360,398
   *Less: Portion (16.86%) of PCBs assumed by Georgia Transmission Corporation      (135,775)    (135,775)
-----------------------------------------------------------------------------------------------------------------------------
   Total long-term debt, net                                                       3,145,843    3,224,623
     Less:Long-term debt due within one year                                        (126,824)    (121,033)
-----------------------------------------------------------------------------------------------------------------------------
Long-term debt, excluding amount due within one year                               3,019,019    3,103,590
Obligation under capital leases, long-term (Note 4)                                  267,449      275,224
Obligation under Rocky Mountain transactions, long-term (Note 1)                      63,665       59,579
Patronage capital and membership fees (Note 1)                                       392,682      370,025
-----------------------------------------------------------------------------------------------------------------------------
Total capitalization                                                              $3,742,815    $3,808,418
-----------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS
For the years ended December 31, 2000, 1999 and 1998


                                                                            (dollars in thousands)

                                                                     2000            1999          1998
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net margin                                                      $ 19,978       $  19,938      $  21,080
-----------------------------------------------------------------------------------------------------------------------------
   Adjustments to reconcile net margin to net cash provided by operating activities:
       Depreciation and amortization                                188,870         177,065        170,466
       Interest on decommissioning reserve                           11,007          12,266          9,716
       Amortization of deferred gains                                (2,475)         (2,474)        (2,486)
       Amortization of net benefit of sale of income tax benefits   (11,195)        (11,195)       (11,195)
       Allowance for equity funds used during construction             (204)           (180)          (158)
       Deferred income taxes                                            283             -               86
       Other                                                            453           1,465            491
   Change in net current assets, excluding long-term debt due within one year:
       Receivables                                                  (33,649)          1,214         (5,025)
       Inventories                                                   14,377         (12,983)       (11,255)
       Prepayments and other current assets                           2,398           2,102         (8,865)
       Accounts payable                                              45,409          22,879         (4,427)
       Accrued interest                                              17,192          40,128         (2,887)
       Accrued and withheld taxes                                       648            (188)          (302)
       Other current liabilities                                     13,698          (8,584)         9,472
-----------------------------------------------------------------------------------------------------------------------------
   Total adjustments                                                246,812         221,515        143,631
-----------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                           266,790         241,453        164,711
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Property additions                                            (108,254)        (41,829)       (43,904)
     Activity in decommissioning fund - Purchases                  (735,352)       (608,471)      (504,720)
                                      - Proceeds                    722,620         591,851        490,450
     Activity in bond, reserve and construction funds - Purchases   (12,699)        (23,325)           -
                                                      - Proceeds     15,319          24,053            893
     Decrease (increase) in other short-term investments             (4,181)         (3,718)        24,137
     Increase in investment in associated organizations              (2,078)         (1,688)          (291)
     Decrease (increase) in notes receivable                           (143)             97             60
     Other - generation equipment deposits                          (42,929)            -              -
-----------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                              (167,697)        (63,030)       (33,375)
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Debt proceeds, net                                              26,260          18,196         15,958
     Debt payments                                                 (100,729)        (68,517)       (86,889)
Premium paid on refinancing of debt                                     -               -          (24,041)
     (Decrease) increase in notes payable (Note 5)                   (9,997)         37,493         50,986
     Decrease (increase) in note receivable under interim financing
       agreement (Note 5)                                            93,181         (49,016)       (44,330)
-----------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                   8,715         (61,844)       (88,316)
-----------------------------------------------------------------------------------------------------------------------------
Net increase in cash and temporary cash investments                 107,808         116,579         43,020
Cash and temporary cash investments at beginning of year            222,814         106,235         63,215
-----------------------------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at end of year                 $330,622       $ 222,814      $ 106,235
-----------------------------------------------------------------------------------------------------------------------------
Cash paid for:
     Interest (net of amounts capitalized)                         $212,126       $ 189,056      $ 240,270
     Income taxes                                                       -               -              -
-----------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2000, 1999 and 1998

1. Summary of significant accounting policies:

a. Business description

     Oglethorpe Power Corporation (Oglethorpe) is an electric membership corporation incorporated in 1974 and headquartered in suburban Atlanta. Oglethorpe provides wholesale electric service, on a not-for-profit basis, to 39 of Georgia's 42 Electric Membership Corporations (EMCs). These 39 electric distribution cooperatives (Members) in turn distribute energy on a retail basis to approximately 3.4 million people across two-thirds of the State. Oglethorpe is the nation's largest electric cooperative in terms of operating revenues, assets, kilowatt-hour sales and, through its Members, consumers served.

     Oglethorpe owns or leases undivided interests in thirteen generating units totaling 3,335 megawatts (MW) of capacity. Oglethorpe also purchases a total of 1200 MW of capacity pursuant to power purchase agreements.

b. Basis of accounting

     Oglethorpe follows generally accepted accounting principles and the practices prescribed in the Uniform System of Accounts of the Federal Energy Regulatory Commission (FERC) as modified and adopted by the Rural Utilities Service (RUS).

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2000 and 1999 and the reported amounts of revenues and expenses for each of the three years ending December 31, 2000. Actual results could differ from those estimates.

c. Patronage capital and membership fees

     Oglethorpe is organized and operates as a cooperative. The Members paid a total of $195 in membership fees. Patronage capital includes retained net margin of Oglethorpe and the unrealized gain or loss on available-for-sale securities, excluding securities held in the decommissioning fund. For 2000, 1999 and 1998 the unrealized gain or loss on available-for-sale securities were $1,070,000, ($1,609,000) and $1,005,000, respectively. As provided in the bylaws, any excess of revenue over expenditures from operations is treated as advances of capital by the Members and is allocated to each of them on the basis of their electricity purchases from Oglethorpe.

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

d. Margin policy

     For the years 1998 through 2000 under the Mortgage Indenture, Oglethorpe was required to produce a Margins for Interest (MFI) Ratio of at least 1.10.

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

     Revenues from Jackson EMC and Cobb EMC, two of Oglethorpe's Members, accounted for 11.8% and 11.9% in 2000, 11.8% and 11.7% in 1999, and 11.4% and
12.8% in 1998, respectively, of Oglethorpe's total operating revenues.

f. Nuclear fuel cost

     The cost of nuclear fuel, including a provision for the disposal of spent fuel, is being amortized to fuel expense based on usage. The total nuclear fuel expense for 2000, 1999 and 1998 amounted to $47,105,000, $46,226,000 and
$46,751,000, respectively.

     Contracts with the U.S. Department of Energy (DOE) have been executed to provide for the permanent disposal of spent nuclear fuel. DOE failed to begin disposing of spent fuel in January 1998 as required by the contracts, and Georgia Power Company (GPC), as agent for the co-owners of the plants, is pursuing legal remedies against DOE for breach of contract. Effective June 2000, an on-site dry storage facility for Plant Hatch became operational. Sufficient capacity is believed to be available to continue dry storage operations at Plant Hatch through the life of the plant. The Plant Vogtle spent fuel storage is expected to be sufficient into 2014. In addition, GPC, as agent for the co-owners of the plant, is a member of Private Fuel Storage, LLC, a joint utility effort to develop a private spent fuel storage facility for temporary storage of spent nuclear fuel. This facility is planned to begin operation as early as the year 2003; however, the timing of availability is uncertain.

     The Energy Policy Act of 1992 required that utilities with nuclear plants be assessed over a 15-year period an amount which will be used by DOE for the decontamination and decommissioning of its nuclear fuel enrichment facilities. The amount of each utility's assessment was based on its past purchases of nuclear fuel enrichment services from DOE. Based on its ownership in Plants Hatch and Vogtle, Oglethorpe has a remaining nuclear fuel asset of approximately $9,463,000, which is being amortized to nuclear fuel expense over the next 10 years. Oglethorpe has also recorded an obligation to DOE which approximated $7,085,000 at December 31, 2000.

g. Nuclear decommissioning

     Oglethorpe's portion of the costs of decommissioning co-owned nuclear facilities is estimated as follows:

--------------------------------------------------------------------------------
                                       (dollars in thousands)
                         Hatch          Hatch          Vogtle         Vogtle
                       Unit No. 1     Unit No. 2     Unit No. 1     Unit No. 2

--------------------------------------------------------------------------------
Year of site study       2000           2000           2000           2000

Expected start date
   of decommissioning    2014           2018           2027           2029

Decommissioning cost:
Discounted               $139,000       $175,000       $137,000       $171,000
Undiscounted              265,000        400,000        475,000        650,000
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

     Based on the most recent Nuclear Regulatory Commission (NRC) funding requirement, Oglethorpe has determined that its existing decommmissioning reserve together with expected earnings on the external funds, should be sufficient to meet the current projected required funding levels for Plant Vogtle and Plant Hatch. Therefore, Oglethorpe did not record an annual provision for decommissioning in 2000 and 1999. Based on current assumptions, Oglethorpe's management does not expect to record an annual provision for decommissioning in future years. The annual provision for decommissioning for 1998 was $2,597,000 and was accounted for as depreciation expense with an offsetting credit to a decommissioning reserve. In developing the amount of the annual provision for 1999 and 2000, the escalation rate was assumed to be 3.6% and return on trust assets was assumed to be 8%, respectively. Oglethorpe's management is of the opinion that any changes in cost estimates of decommissioning can be recovered in future rates.

     In compliance with a NRC regulation, Oglethorpe maintains an external trust fund to provide for a portion of the cost of decommissioning its nuclear facilities. The NRC regulation requires funding levels based on average expected cost to decommission only the radioactive portions of a typical nuclear facility.

h. Depreciation

     Depreciation is computed on additions when they are placed in service using the composite straight-line method. Annual depreciation rates in effect in 2000, 1999 and 1998 were as follows:

                          2000        1999         1998
------------------------------------------------------------

Steam production          1.98%       2.15%        2.14%
Nuclear production        2.48%       2.69%        2.77%
Hydro production          2.00%       2.00%        2.00%
Other production          3.75%       3.75%        3.75%
Transmission              2.75%       2.75%        2.75%
General             2.00-33.33% 2.00-33.33%  2.00-20.00%
------------------------------------------------------------

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

j. Bond, reserve and construction funds

     Bond,  reserve and construction  funds for pollution  control revenue bonds
(PCBs) are maintained as required by Oglethorpe's bond agreements. Bond funds serve as payment clearing accounts, reserve funds maintain amounts equal to the maximum annual debt service of each bond issue and construction funds hold bond proceeds for which construction expenditures have not yet been made. As of December 31, 2000 and 1999, substantially all of the funds were invested in U.S. Government securities.

k. Cash and temporary cash investments

     Oglethorpe considers all temporary cash investments purchased with a maturity of three months or less to be cash equivalents. Temporary cash investments with maturities of more than three months are classified as other short-term investments.

     At December 31, 2000 and 1999,  $22,241,000 and $20,155,000 were restricted by PCBs trust indentures and were utilized in January 2001 and 2000 for payment of principal on certain PCBs, respectively.

l. Inventories

     Oglethorpe maintains inventories of fossil fuels and spare parts for its generation plants. These inventories are stated at weighted average cost on the accompanying balance sheets.

     At December 31, 2000 and 1999, fossil fuels inventories were $15,565,000 and $31,787,000, respectively. Inventories for spare parts at December 31, 2000 and 1999 were $59,824,000 and $57,979,000, respectively.

m. Deferred charges

     Oglethorpe accounts for nuclear refueling outage costs on a normalized basis. Under this method of accounting, refueling outage costs are deferred and subsequently amortized to expense over the 18-month operating cycle of each unit. Deferred nuclear outage costs at December 31, 2000 and 1999 were $19,897,000 and $18,483,000, respectively.

     As a result of the determination that the Plant Vogtle radioactive waste facility has no usefulness as a radioactive waste storage facility, the remaining project costs of $5,076,000 are reflected as deferred charges on the accompanying balance sheets. In 1998, Oglethorpe's Board of Directors authorized that these project costs be amortized and fully recovered through rates over a period of four years beginning in 1999.

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

o. Regulatory assets and liabilities

     Oglethorpe is subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." Regulatory assets represent certain costs that are assured to be recoverable by Oglethorpe from the Members in the future through the ratemaking process. Regulatory liabilities represent certain items of income that are being retained by Oglethorpe and that will be applied in the future to reduce Member revenue requirements. The following regulatory assets and liabilities were reflected on the accompanying balance sheets as of December 31, 2000 and 1999:

--------------------------------------------------------------------------------
                                                       (dollars in thousands)
                                                            2000     1999
--------------------------------------------------------------------------------

Premium and loss on reacquired debt                    $  175,944   $  196,289
Deferred amortization of Scherer leasehold                102,753      101,404
Discontinued projects                                       9,490       28,020
Other regulatory assets                                    28,141       29,017
Net benefit of sale of income tax benefits                (10,012)     (18,021)
Net benefit of Rocky Mountain transactions                (82,819)     (86,004)
--------------------------------------------------------------------------------
                                                       $  223,497   $  250,705
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

q. New accounting pronouncement

     As of January 1, 2001, Oglethorpe adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The standard establishes accounting and reporting requirements for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires the recognition of all derivative instruments as assets or liabilities in Oglethorpe's balance sheet and measurement of those instruments at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and if so, the type of hedge. Oglethorpe's interest rate swap arrangements in place at December 31, 2000 are designated as cash flow hedges. Adoption of SFAS No. 133 on January 1, 2001, resulted in recording $33,515,000 of decline in fair value to accumulated other comprehensive income and a comparable increase in other liabilities. For information regarding the interest rate swap arrangements, see Note 2.

2. Fair value of financial instruments:

     A detail of the estimated fair values of Oglethorpe's financial instruments as of December 31, 2000 and 1999 is as follows:

--------------------------------------------------------------------------------
                                         (dollars in thousands)

                                     2000                       1999
                                            Fair                        Fair
                               Cost         Value          Cost         Value
--------------------------------------------------------------------------------

Cash and temporary
  cash investments:
  Commercial paper         $ 330,052     $ 330,052      $ 220,941    $ 220,941
  Cash and money
   market securities             570           570          1,873        1,873
--------------------------------------------------------------------------------

Total                      $ 330,622     $ 330,622      $ 222,814    $ 222,814
--------------------------------------------------------------------------------

Other short term
  investments              $  80,854     $  81,715      $  76,673    $ 75,482
--------------------------------------------------------------------------------

Bond, reserve and
  construction funds:
  U. S. Government
   securities              $ 25,397      $ 25,608       $  25,443    $ 25,025
  Repurchase
   agreements                 3,559         3,559           6,133       6,133
--------------------------------------------------------------------------------

Total                      $ 28,956      $ 29,167       $  31,576    $ 31,158
--------------------------------------------------------------------------------

Decommissioning
  fund:
  U. S. Government
   securities              $ 29,674      $ 31,049        $ 23,858    $ 23,574
  Foreign government
   securities                 1,173         1,161             732         656
  Commercial paper            6,183         6,180           2,387       2,388
  Corporate bonds             6,784         6,929          11,215      10,891
  Equity securities          80,795        85,225          69,944      77,148
  Asset-backed
   securities                12,156        12,406           9,954       9,751
  Other bonds                   -             -               -           -
  Cash and money
   market securities          5,350         5,350          11,293      11,295
--------------------------------------------------------------------------------

Total                      $142,115      $148,300        $129,383    $135,703
--------------------------------------------------------------------------------

Long-term debt           $3,019,019   $ 3,221,692      $3,103,590  $3,007,048
--------------------------------------------------------------------------------
Interest rate swap
  (unrealized loss)      $      -     $   (33,515)     $      -    $  (18,935)
--------------------------------------------------------------------------------


     The contractual maturities of debt securities available for sale at December 31, 2000 and 1999, regardless of their balance sheet classification, are as follows:






-----------------------------------------------------------------------------
                                              (dollars in thousands)

                                           2000                  1999
                                                 Fair                  Fair
                                      Cost       Value       Cost      Value
-----------------------------------------------------------------------------
Due within one year                 $ 3,559    $ 3,559    $ 6,818     $ 6,866
Due after one year
  through five years                 39,583     40,022     36,017      35,509
Due after five years
  through ten years                  12,499     12,904     11,597      11,262
Due after ten years                  23,102     24,227     22,902      22,393
-----------------------------------------------------------------------------
                                   $ 78,743   $ 80,712   $ 77,334     $76,030
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

     A portion (16.86%) of the interest rate swap arrangements was assumed by Georgia Transmission Corporation (GTC) in connection with a corporate restructuring. Under the interest rate swap arrangements, Oglethorpe makes payments to the counterparty based on the notional principal at a contractually fixed rate and the counterparty makes payments to Oglethorpe based on the notional principal at the existing variable rate of the refunding bonds. The differential to be paid or received is accrued as interest rates change and is recognized as an adjustment to interest expense. Oglethorpe entered into the swap arrangements for the purpose of securing a fixed rate lower than otherwise would have been available to Oglethorpe had it issued fixed rate bonds. For the Series 1993A notes, the notional principal at December 31, 2000 was $192,420,000 (includes the portion assumed by GTC) and the fixed swap rate is 5.67% (the variable rate at December 31, 2000 and 1999 was 4.90% and 5.40%, respectively). With respect to the Series 1994A notes, the notional principal at December 31, 2000 was $120,500,000 (includes the portion assumed by GTC) and the fixed swap rate is 6.01% (the variable rate at December 31, 2000 and 1999 was 4.95% and

5.65%, respectively). The notional principal amount is used to measure the amount of the swap payments and does not represent additional principal due to the counterparty. The swap arrangements extend for the life of the refunding bonds, with reductions in the outstanding principal amounts of the refunding bonds causing corresponding reductions in the notional amounts of the swap payments. Oglethorpe's portion of the estimated fair value of the swap arrangements at December 31, 2000 and 1999 was an unrealized loss of $33,515,000 and $18,935,000, respectively, representing the estimated payment Oglethorpe would pay if the swap arrangements were terminated. Oglethorpe may be exposed to losses in the event of nonperformance of the counterparty, but does not anticipate such nonperformance.

     Under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," investment securities held by Oglethorpe are classified as either available-for-sale or held-to-maturity. Available-for-sale securities are carried at market value with unrealized gains and losses, net of any tax effect, added to or deducted from patronage capital. Unrealized gains and losses from investment securities held in the decommissioning fund, which are also classified as available-for-sale, are directly added to or deducted from the decommissioning reserve. Held-to-maturity securities are carried at cost. All realized and unrealized gains and losses are determined using the specific identification method. Gross unrealized gains and losses at December 31, 2000 were $15,937,000 and $8,681,000, respectively. Gross unrealized gains and losses at December 31, 1999 were $11,451,000 and $6,740,000, respectively. Gross
unrealized   gains  and  losses  at  December  31,  1998  were  $12,182,000  and
$1,845,000, respectively. For 2000, 1999 and 1998 proceeds from sales of available-for-sale securities totaled $725,240,000, $592,579,000 and $491,343,000, respectively. Gross realized gains and losses from the 2000 sales were $19,556,000 and $16,086,000, respectively. Gross realized gains and losses from the 1999 sales were $29,429,000 and $22,167,000, respectively. Gross realized gains and losses from 1998 sales were $12,892,000 and $6,602,000, respectively.

     Investments in associated companies were as follows at December 31, 2000 and 1999:

--------------------------------------------------------------------------------
                                                (dollars in thousands)
                                              2000                   1999
--------------------------------------------------------------------------------

National Rural Utilities
  Cooperative Finance Corp. (CFC)            $ 13,476               $ 13,603
CoBank, ACB                                     2,407                  1,577
Georgia Transmission
  Corporation (GTC)                             3,815                  2,615
Other                                             299                    124
--------------------------------------------------------------------------------
Total                                        $ 19,997               $ 17,919
--------------------------------------------------------------------------------

     The CFC investments are in the form of capital term certificates and are required in conjunction with Oglethorpe's membership in CFC. Accordingly, there is no market for these investments. The investments in CoBank and GTC represent capital credits. Any distributions of capital credits are subject to the discretion of the Board of Directors of CoBank and GTC.

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

     A detail of the provision for income taxes in 2000, 1999 and 1998 is shown as follows:

--------------------------------------------------------------------------------
                                           (dollars in thousands)
                                         2000       1999       1998
--------------------------------------------------------------------------------

Current
  Federal                              $   (283)  $     -    $    (86)
  State                                       -         -           -
--------------------------------------------------------------------------------
                                           (283)        -         (86)
--------------------------------------------------------------------------------

Deferred
  Federal                                   283         -          86
  State                                       -         -           -
--------------------------------------------------------------------------------
                                            283         -          86
--------------------------------------------------------------------------------

Income taxes charged
  to operations                        $     -    $     -    $     -
--------------------------------------------------------------------------------

     The difference between the statutory federal income tax rate on income before income taxes and Oglethorpe's effective income tax rate is summarized as follows:

--------------------------------------------------------------------------------
                                         2000          1999           1998
--------------------------------------------------------------------------------

Statutory federal income tax rate        35.0%         35.0%          35.0%
Patronage exclusion                     (35.8%)       (35.6%)        (35.7%)
Other                                     0.8%          0.6%           0.7%
--------------------------------------------------------------------------------

Effective income tax rate                 0.0%          0.0%           0.0%
--------------------------------------------------------------------------------


     The components of the net deferred tax liabilities as of December 31, 2000 and 1999 were as follows:

--------------------------------------------------------------------------------
                                                   (dollars in thousands)
                                                      2000          1999
--------------------------------------------------------------------------------

Deferred tax assets
  Net operating losses                             $ 478,497     $ 477,817
  Member loss carryforwards                           44,341        78,231
  Tax credits (alternative minimum tax
   and other)                                        196,452       199,650
  Accounting for Rocky Mountain
   transactions                                      312,441       309,474
  Accounting for sale of income tax benefits          16,702        27,909
  Accrued nuclear decommissioning expense             64,545        60,264
  Accounting for asset dispositions                   20,010        28,185
  Other                                                3,000         3,540
--------------------------------------------------------------------------------
                                                   1,135,988     1,185,070
  Less: Valuation allowance                         (194,145)     (197,343)
--------------------------------------------------------------------------------
                                                     941,843       987,727
--------------------------------------------------------------------------------

Deferred tax liabilities
  Depreciation                                      (738,313)     (771,577)
  Accounting for Rocky Mountain
   transactions                                     (195,376)     (199,675)
  Accounting for debt extinguishment                 (57,042)      (64,362)
  Other                                              (14,597)      (15,316)
--------------------------------------------------------------------------------
                                                  (1,005,328)   (1,050,930)
--------------------------------------------------------------------------------
Net deferred tax liabilities                      $  (63,485)   $  (63,203)
--------------------------------------------------------------------------------

     As of December 31, 2000, Oglethorpe has federal tax net operating loss carryforwards (NOLs), alternative minimum tax credits (AMT) and unused general business credits (consisting primarily of investment tax credits) as follows:

--------------------------------------------------------------------------------
                                         (dollars in thousands)
--------------------------------------------------------------------------------
                         Alternative
                          Minimum
Expiration Date          Tax Credits         Tax Credits         NOLs

    2001                 $     -             $   7,264           $     -
    2002                       -               130,377               7,102
    2003                       -                   652             253,665
    2004                       -                55,663             114,285
    2005                       -                   189             213,080
    2006                       -                   -               209,009
    2007                       -                   -                86,779
    2008                       -                   -                94,927
    2009                       -                   -                96,394
    2010                       -                   -                77,970
    2018                       -                   -                61,533
    2019                       -                   -                10,516
    2020                       -                   -                 4,809
    None                     2,307                 -                   -
--------------------------------------------------------------------------------

                         $   2,307           $ 194,145          $1,230,069
--------------------------------------------------------------------------------

     Oglethorpe has not recorded a valuation allowance with respect to its deferred tax asset related to NOLs. Oglethorpe intends to implement available tax planning strategies if necessary to utilize NOLs prior to their expiration date. If any NOLs are not utilized prior to their expiration date, Oglethorpe believes it has available options to offset the effect, if any, of NOLs expiring. The NOL expiration dates start in the year 2002 and end in the year 2020. However, as reflected in the above valuation allowance, it is more likely than not that the tax credits will not be utilized before expiration. The change in the valuation allowance from 1999 to 2000 was the result of the expiration of $3,198,000 of tax credits in 2000. It is more likely than not that the AMT credit will be utilized.

4.   Capital leases:

     In December 1985, Oglethorpe sold and subsequently leased back from four purchasers its 60% undivided ownership interest in Scherer Unit No. 2. The gain from the sale is being amortized over the 36-year term of the leases. The minimum lease payments under the capital leases together with the present value of net minimum lease payments as of December 31, 2000 are as follows:

          Year Ending December 31,      (dollars in thousands)
--------------------------------------------------------------------------------

             2001                                 $   37,629
             2002                                     37,491
             2003                                     37,333
             2004                                     37,156
             2005                                     36,961
             2006-2021                               420,239
--------------------------------------------------------------------------------

Total minimum lease payments                        606,809

   Less: Amount representing interest
       at an assumed rate of 11.05%                (330,131)
--------------------------------------------------------------------------------

   Present value of net minimum lease payments      276,678

   Less: Current portion                             (9,229)
--------------------------------------------------------------------------------

   Long-term balance                              $ 267,449
--------------------------------------------------------------------------------

     The capital leases provide that Oglethorpe's rental payments vary to the extent of interest rate changes associated with the debt used by the lessors to finance their purchase of undivided ownership shares in Scherer Unit No. 2. In December 1997, Oglethorpe refinanced the debt supporting the Scherer Unit No. 2 lease. The refunded debt consisted of $143,200,000 in serial facility bonds with a 9.70% fixed interest rate (pertaining to three of the lessors) and $81,500,000 in bank debt with variable interest rates ranging from 6.40% to 6.90%
(pertaining to the remaining lessor). The debt was refinanced through a $224,700,000 issue of serial facility bonds due June 30, 2011 with a 6.97% fixed interest rate. The transaction costs related to this transaction are reported as deferred charges on the balance sheet and are being amortized over the remaining life of the leases. Oglethorpe's future rental payments under its leases will vary from amounts shown in the table above to the extent that the actual interest rates associated with the debt of the lessors varies from the 11.05% debt rate assumed in the table.

     The Scherer Unit No. 2 lease meets the definitional criteria to be reported on Oglethorpe's balance sheets as a capital lease. For rate-making purposes, however, Oglethorpe treats this lease as an operating lease; that is, Oglethorpe considers the actual rental payment on the leased asset in its cost of service. Oglethorpe's accounting treatment for this capital lease has been modified, therefore, to reflect its rate-making treatment. Interest expense is applied to the obligation under the capital lease; then, amortization of the leasehold is recognized, such that interest and amortization equal the actual rental payment. Through 1994, the level of actual rental payments was such that amortization of the Scherer Unit No. 2 leasehold calculated in this manner was less than zero. Thereafter, the scheduled cash rental payments increase such that positive amortization of the leasehold occurs and the entire cost of the leased asset is recovered through the rate-making process. The difference in the amortization recognized in this manner on the statements of revenues and expenses and the straight-line amortization of the leasehold is reflected on Oglethorpe's balance sheets as a regulatory asset.

     In 1991 and 1992, all four of the lessors received Notices of Proposed Adjustments from the IRS proposing adjustments to the tax benefits claimed by these lessors in connection with their purchase and ownership of an undivided interest in Scherer Unit No. 2. In 1994, the IRS issued a revised Notice of Proposed Adjustments to one of the lessors which reduced the proposed adjustments. During 1995, this lessor advised Oglethorpe that it had settled this issue on the basis of the revised Notice of Proposed Adjustments. Oglethorpe subsequently made a lump sum indemnity payment of $362,000 to the lessor in order to compensate for the reduction in the lessor's tax benefits resulting from the sale and leaseback transaction. The IRS has indicated that it will take consistent positions with the other three lessors. If the IRS's current positions regarding the sale and leaseback transactions were ultimately upheld, Oglethorpe would be required to indemnify the other three lessors. Oglethorpe's indemnification liability to the three lessors is estimated to be approximately $1,454,000 as of December 31, 2000. This liability has been reflected on the accompanying balance sheet.

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

     In connection with a corporate restructuring effective April 1, 1997, 16.86% of the then outstanding secured PCBs was assumed by GTC. Because Oglethorpe was not legally released from its obligation to pay this debt, the entire debt is shown in the Statement of Capitalization as a liability of Oglethorpe with an offsetting amount reflecting the portion assumed by GTC.

     In connection with a corporate restructuring, Oglethorpe defeased approximately $92,000,000 in principal amount of Series 1992 PCBs. Initially these bonds were defeased with the proceeds from the issuance of approximately $92,000,000 in commercial paper. In March and April 1998, Oglethorpe refinanced the commercial paper issuance with two medium-term loans; one from CoBank and one from CFC, of approximately $46,100,000 each. Oglethorpe ultimately expects to refinance the two medium-term loans with an issuance of PCBs in the fall of 2002.

     In October 2000, Oglethorpe completed a current refunding transaction whereby $21,950,000 of PCBs were issued. The proceeds were used to make principal payments due January 1, 2001.

     GTC agreed with Oglethorpe not to participate in this $21,950,000 refinancing to the extent of their assumed obligation in the PCBs. Pursuant to this agreement, Oglethorpe will provide a discount to GTC of approximately $1,110,000 on the $3,701,000 of principal payments due from GTC in connection with such refinancings. This $1,110,000 loss will be reported, together with the unamortized transaction costs, as a deferred charge on the balance sheet and will be amortized over four years.

     The annual interest requirement for 2001 is estimated to be $219,000,000.

     Maturities for the long-term debt and amortization of the capital lease obligations through 2005 are as follows:

--------------------------------------------------------------------------------
                                   (dollars in thousands)
                           2001         2002      2003      2004      2005
--------------------------------------------------------------------------------

FFB and RUS               $106,623   $ 90,830  $ 96,424   $101,383   $108,711
CoBank                         523        540    46,623        580        603
PCBs*                       19,678     20,264    25,835     27,855     28,146
CFC                            -          -      46,065        -          -
Capital Leases               9,229      8,544     9,455     10,387     11,474
--------------------------------------------------------------------------------
Total                     $136,053   $120,178  $224,402   $140,205   $148,934
--------------------------------------------------------------------------------

*Does not contain portion assumed by GTC

     The weighted average interest rate for 2000 for long-term debt and capital leases due within one year and notes payable is 6.21%.

     Oglethorpe has a commercial paper program under which it may issue commercial paper not to exceed a $260,000,000 balance outstanding at any time. The commercial paper may be used for working capital requirements and for general corporate purposes. Oglethorpe's commercial paper is backed 100% by committed lines of credit.

     As of December 31, 2000 and 1999, approximately $78,000,000 and $88,000,000, respectively, of commercial paper was outstanding. The majority of the amount outstanding at year-end 1999 relates to commercial paper issued to fund, on an interim basis, the construction of a combustion turbine (CT) project completed in Summer 2000. This project is owned by a cooperative, Smarr EMC, which is owned by 37 of Oglethorpe's 39 Members. The commercial paper was retired in October 2000 with proceeds from permanent financing secured by Smarr EMC on a non-recourse basis to Oglethorpe. A majority of the commercial paper outstanding at year-end 2000 was issued to fund, on an interim basis, construction of additional generation facilities expected to be completed in Summer 2002 and 2003. It is expected that by the time these projects are completed, permanent financing will have been secured and the proceeds used to retire the commercial paper. It is anticipated these new generating facilities will be owned either by a subsidiary of Oglethorpe, Smarr EMC, or by a similar separate entity.

     Oglethorpe has a $50,000,000 uncommitted short-term line of credit with CFC. No balance was outstanding on this line of credit at either December 31, 2000 or 1999.

6. Electric plant and related agreements:

     Oglethorpe and GPC have entered into agreements providing for the purchase and subsequent joint operation of certain of GPC's electric generating plants. A summary of Oglethorpe's plant investments and related accumulated depreciation as of December 31, 2000 is as follows:

--------------------------------------------------------------------------------
                                                 (dollars in thousands)
                                                                    Accumulated
  Plant                                     Investment              Depreciation
--------------------------------------------------------------------------------

In-service
  Owned property
   Vogtle Units No. 1 & No. 2
    (Nuclear - 30% ownership)                $2,734,776              $  931,580
   Hatch Units No. 1 & No. 2
    (Nuclear - 30% ownership)                   531,655                 249,097
   Wansley Units No. 1 & No. 2
    (Fossil - 30% ownership)                    173,119                  95,067
   Scherer Unit No. 1
    (Fossil - 60% ownership)                    426,891                 225,371
   Rocky Mountain Units No. 1,
    No. 2 & No. 3
    (Hydro - 74.6% ownership)                   556,875                  61,860
   Tallassee (Harrison Dam)
    (Hydro - 100% ownership)                      9,270                   2,508
   Wansley (Combustion Turbine -
    30% ownership)                                3,629                   1,600
   Generation step-up substations                60,470                  26,387
   Other                                         85,667                  33,617


  Property under capital lease
   Scherer Unit No. 2
    (Fossil - 60% leasehold)                    301,328                 125,089
--------------------------------------------------------------------------------

Total in-service                             $4,883,680              $1,752,176
--------------------------------------------------------------------------------


Construction work in progress
  Generation improvements                     $  24,033
  New generation facilities                      37,868
  Other                                             456
--------------------------------------------------------------------------------

Total construction work in progress           $  62,357
--------------------------------------------------------------------------------

     Oglethorpe,   as  of  December  31,  2000,   estimates  property  additions
(excluding capitalized interest and nuclear fuel) to be approximately $331,000,000 in 2001, $229,000,000 in 2002 and $72,000,000 in 2003, primarily for replacements and additions to generation facilities.

     Oglethorpe's proportionate share of direct expenses of joint operation of the above plants is included in the corresponding operating expense captions (e.g., fuel, production or depreciation) on the accompanying statements of revenues and expenses.

7. Employee benefit plans:

     Effective December 31, 1998, Oglethorpe's Board of Directors approved termination of the noncontributory defined benefit pension plan that covered substantially all employees, resulting in a net gain of $1,645,000. For 1998, the plan's pension cost recognized was a credit of $163,000.

     The defined benefit pension plan was replaced with a new money purchase pension plan which became effective January 1, 1999. Under this new plan Oglethorpe contributes 5%, subject to IRS limitations, of each employee's annual compensation. Oglethorpe's contributions to the plan were approximately $444,000 in 2000 and $365,000 in 1999.

     Oglethorpe has a contributory employee retirement savings plan covering substantially all employees. The employee may contribute, subject to IRSlimitations, up to 16% of his annual compensation. Oglethorpe will match the employee's contribution as long as there is sufficient net margin to do so. The match, which is calculated each pay period, can be as much as one-half of the first 6% of the employee's annual compensation depending upon the amount and timing of the employee's contribution. Effective January 1, 2001, Oglethorpe will match three-quarters of the first 6% of the employees contribution depending on the amount and timing of the employee's contribution. Oglethorpe's contributions to the plan were approximately $261,000 in 2000, $226,000 in 1999 and $214,000 in 1998.

8. Nuclear insurance:

     GPC, on behalf of all the co-owners of Plants Hatch and Vogtle, is a member of Nuclear Electric Insurance, Ltd. (NEIL), a mutual insurer established to provide property damage insurance coverage in an amount up to $500,000,000 for members' nuclear generating facilities. In the event that losses exceed accumulated reserve funds, the members are subject to retroactive assessments (in proportion to their premiums). The portion of the current maximum annual assessment for GPC that would be payable by Oglethorpe, based on ownership share, is limited to approximately $3,421,000 for each nuclear incident.

     GPC, on behalf of all the co-owners of Plants Hatch and Vogtle, has coverage under NEIL II, which provides insurance to cover decontamination, debris removal and premature decommissioning as well as excess property damage to nuclear generating facilities for an additional $2,250,000,000 for losses in excess of the $500,000,000 primary coverage described above. Under the NEIL policies, members are subject to retroactive assessments in proportion to their premiums if losses exceed the accumulated funds available to the insurer under the policy. The portion of the current maximum annual assessment for GPC that would be payable by Oglethorpe, based on ownership share, is limited to approximately $4,000,000.

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

     The Price-Anderson Act, as amended in 1988, limits public liability claims that could arise from a single nuclear incident to $9,500,000,000, which amount is to be covered by private insurance and a mandatory program of deferred premiums that could be assessed against all owners of nuclear power reactors. Such private insurance (in the amount of $200,000,000 for each plant, the maximum amount currently available) is carried by GPC for the benefit of all the co-owners of Plants Hatch and Vogtle. Agreements of indemnity have been entered into by and between each of the co-owners and the NRC. In the event of a nuclear incident involving any commercial nuclear facility in the country involving total public liability in excess of $200,000,000, a licensee of a nuclear power plant could be assessed a deferred premium of up to $88,095,000 per incident for each licensed reactor operated by it, but not more than $10,000,000 per reactor per incident to be paid in a calendar year. On the basis of its sell-back adjusted ownership interest in four nuclear reactors, Oglethorpe could be assessed a maximum of $105,714,000 per incident, but not more than $12,000,000 in any one year.

     All retrospective assessments, whether generated for liability or property, may be subject to applicable state premium taxes.

9. Commitments:

a. Power purchase and sale agreements

     Oglethorpe is utilizing power marketer arrangements to reduce the cost of power to the Members. Oglethorpe has a power marketer agreement with LG&E Energy Marketing Inc. ("LEM"), for approximately 50% of the load requirements of 37 of the Members and an additional power marketer agreement with Morgan Stanley Capital Group Inc. ("Morgan Stanley"), effective May 1, 1997, with respect to 50% of the 39 Members' then forecasted load requirements. The LEM agreement is based on the actual requirements of the participating Members during the contract term, whereas the Morgan Stanley agreement represents a fixed supply obligation. Generally, these arrangements reduce the cost of supplying power to the Members by limiting the risk of unit availability, by providing a guaranteed benefit for the use of excess resources and by providing future power needs at a fixed price. Most of Oglethorpe's generating facilities and power purchase arrangements are available for use by LEM and Morgan Stanley. Oglethorpe continues to be responsible for all of the costs of its system resources but receives revenue from LEM and Morgan Stanley for the use of the resources.

     In February 2001, LEM initiated the contractually defined arbitration process to resolve a number of issues relating to administration of the agreement.

     In addition, Oglethorpe has entered into various long-term power purchase agreements. As of December 31, 2000, Oglethorpe's minimum purchase commitments under these agreements, without regard to capacity reductions or adjustments for changes in costs, for the next five years are as follows:

--------------------------------------------------------------------------------
   Year Ending December 31,              (dollars in thousands)
--------------------------------------------------------------------------------
        2001                                      $95,400
        2002                                       76,446
        2003                                       63,423
        2004                                       64,866
        2005                                       66,329
--------------------------------------------------------------------------------

     Oglethorpe's   power   purchases   from  these   agreements   amounted   to
approximately  $175,623,000 in 2000,  $132,721,000  in 1999 and  $172,897,000 in
1998.

     Oglethorpe has entered into an agreement with Alabama Electric Cooperative to sell 100 MW of capacity for the period June 1998 through December 2005.

b. Operating leases

     In December 1999, Oglethorpe sold existing coal rail cars and subsequently entered into rental agreements with various terms and expiration dates for the existing and for additional new coal rail cars. As of December 31, 2000, Oglethorpe's estimated minimum rental commitments for these operating leases over the next five years are as follows:

--------------------------------------------------------------------------------
   Year Ending December 31,              (dollars in thousands)
--------------------------------------------------------------------------------
        2001                                   $ 2,877
        2002                                     2,877
        2003                                     2,877
        2004                                     2,877
        2005                                     2,877
        2006 and beyond                         40,489
--------------------------------------------------------------------------------

10. Quarterly financial data (unaudited):

     Summarized quarterly financial information for 2000 and 1999 is as follows:

--------------------------------------------------------------------------------
                                       (dollars in thousands)
                                First        Second          Third      Fourth
                                Quarter      Quarter         Quarter    Quarter
--------------------------------------------------------------------------------

 2000
  Operating revenues           $ 274,882     $ 285,026     $ 314,433   $ 325,056
  Operating margin                61,527        60,986        49,396      49,046
  Net margin                       9,188         9,624          (323)      1,489


1999
  Operating revenues           $ 250,764     $ 273,917     $ 393,636   $ 257,915
  Operating margin                62,293        58,342        59,961      51,335
  Net margin                       8,099         4,483         6,241       1,115
--------------------------------------------------------------------------------

     Third quarter 2000 net margin was lower than the same period of 1999 primarily as a result of a $10,500,000 reduction in revenue requirement approved by Oglethorpe's Board of Directors. Such reduction in revenues was recorded as a reduction in sales to Members for the third quarter of 2000.

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

Thomas A. Smith
President and Chief Executive Officer



REPORT OF INDEPENDENT ACCOUNTANTS


   To the Board of Directors of Oglethorpe
Power Corporation:

     In our opinion, the accompanying balance sheets and statements of capitalization and the related statements of revenues and expenses, patronage capital and of cash flows present fairly, in all material respects, the financial position of Oglethorpe Power Corporation at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with generally accepted accounting principles in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                                     PricewaterhouseCoopers LLP
Atlanta, Georgia,
February 23, 2001

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

     The Bylaws provide for staggered three-year terms of the directors by dividing the number of directors into three groups. The terms of approximately one-third of the directors expire each year

     Oglethorpe is managed and operated under the direction of a President and Chief Executive Officer, who is appointed by the Board of Directors. The Senior Officers and Directors of Oglethorpe are as follows:


Name                               Age    Position

J. Calvin Earwood............      59     Chairman of the Board of Directors,
                                             Member Director, Statewide
Thomas A. Smith..............      46     President and Chief Executive Officer
Michael W. Price.............      40     Chief Operating Officer
W. Clayton Robbins...........      54     Senior Vice President, Finance and
                                             Administration
Elizabeth B. Higgins.........      32     Vice President, Corporate Strategy and
                                             Member Services
Larry N. Chadwick............      60     Member Director, Northwest Region
Benny W. Denham..............      70     Member Director, Southwest Region
Sammy M. Jenkins.............      74     Member Director, Southeast Region
Mac F. Oglesby...............      68     Member Director, Northeast Region and
                                             Treasurer
J. Sam L. Rabun..............      69     Member Director, Central Region and
                                             Vice Chairman
Ashley C. Brown..............      55     Outside Director
Wm. Ronald Duffey............      59     Outside Director
John S. Ranson...............      71     Outside Director
Jeffrey D. Tranen............      54     Outside Director


     J. Calvin Earwood is the Chairman of the Board and is the Member Director elected statewide. Mr. Earwood has served as an executive officer of Oglethorpe since March 1984 (from March 1984 to July 1986, as Vice President; from July 1986 to March 1989, as Vice Chairman of the Board; and since March 1989, as Chairman of the Board). Mr. Earwood has served on the Board of Directors of Oglethorpe since March 1981. His present term will expire in March 2003. He is the Chairman of the Compensation Committee. From 1965 through 1982, Mr. Earwood was a salesman and part owner of Builders Equipment Company. Since January 1983, he has been the owner and President of Sunbelt Fasteners, Inc., which sells specialty tools and fasteners to the commercial construction trade. He is also Vice Chairman of the Board of Directors of both Community Trust Financial Services and Community Trust Bank in Hiram, Georgia and a Director of GreyStone Power Corporation.

     Thomas A. Smith is the President and Chief Executive Officer of Oglethorpe and has served in that capacity since September 1999. He previously served as Senior Vice President and Chief Financial Officer of Oglethorpe from September 1998 to August 1999, Senior Financial Officer from 1997 to August 1998, Vice President, Finance from 1986 to 1990, Manager of Finance from 1983 to 1986 and Manager, Financial Services from 1979 to 1983. From 1990 to 1997, Mr. Smith was Senior Vice President of the Rural Utility Banking Group of CoBank, where he managed the bank's eastern division, rural utilities. Mr. Smith is a Certified Public Accountant, has a Master of Science degree in Industrial Management-Finance from the Georgia Institute of Technology, a Master of Science degree in Analytical Chemistry from Purdue University and a Bachelor of Arts degree in Mathematics and Chemistry from Catawba College. Mr. Smith is a Director of GSOC and a Director of the Georgia Chamber of Commerce. Mr. Smith is also a member of the Advisory Board of Mid-South Telecommunications, Inc. in Houston, Texas.

     Michael W. Price is the Chief Operating Officer of Oglethorpe and has served in that office since February 1, 2000. Mr. Price served GSOC from January 1999 to January 2000, first as Senior Vice President and then as Chief Operating Officer. He served as Vice President of System Planning and Construction of GTC from May 1997 to December 1998. He served as a manager of system control of GSOC from January to May 1997. From 1986 to 1997, Mr. Price served Oglethorpe in the areas of control room operations, system planning, construction and engineering, and energy management systems. Prior to joining Oglethorpe, he was a field test engineer with the TVA from 1983 to 1986. Mr. Price has a Bachelor of Science degree in Electrical Engineering from Auburn University.

     W. Clayton Robbins is the Senior Vice President, Finance and Administration of Oglethorpe and has served in that office since November 1999. Mr. Robbins served as Senior Vice President and General Manager of Intellisource, Inc. from February 1997 to November 1999. Prior to that, Mr. Robbins held several positions at Oglethorpe since 1986, including Senior Vice President, Support Services from December 1991 to January 1997 and Vice President, Market Research and Analysis from December 1989 to December 1991. Before coming to Oglethorpe, Mr. Robbins spent 18 years with Stearns-Catalytic World Corporation, a major engineering and construction firm, including 13 years in management positions responsible for human resources, information systems, contracts, insurance, accounting and project controls. Mr. Robbins has a Bachelor of Arts degree in Business Administration from the University of North Carolina in Charlotte.

     Elizabeth B. Higgins is the Vice President, Corporate Strategy and Member Services of Oglethorpe and has served in this office since July 2000. Ms. Higgins served as the Vice President and Assistant to the Chief Executive Officer from October 1999 to July 2000 and served in other capacities for Oglethorpe from April 1997 to September 1999. Prior to that, Ms. Higgins served as Project Manager at Southern Engineering from October 1995 to April 1997, as Senior Consultant at Deloitte & Touche, LLP from April 1995 to October 1995, and as Senior Consultant at Energy Management Associates from June 1991 to April 1995. In these positions, Ms. Higgins was responsible for competitive bidding analyses, rate designs, integrated resource planning studies, operational/dispatch studies, bulk power market analysis, merger analyses and litigation support. Ms. Higgins has a Bachelor of Industrial Engineering from the Georgia Institute of Technology.

     Larry N. Chadwick is the Member Director from the Northwest Region. He has been the owner of Chadwick's Hardware in Woodstock, Georgia since 1983. He has served on the Board of Directors of Oglethorpe since July 1989. His present term will expire in March 2002. Mr. Chadwick is an engineer, with experience in the design of hydrogen gas plants. He is Chairman of the Board of Cobb EMC.

     Benny W. Denham is the Member Director from the Southwest Region. He has served on the Board of Directors of Oglethorpe since December 1988. His present term will expire in March 2001. Mr. Denham has been co-owner of Denham Farms in Turner County, Georgia since 1980. He serves as the Chairman of the Turner County Chamber of Commerce. Mr. Denham is a Director of Community National Bank Holding Co., Cumberland National Bank, Georgia Electric Membership Corporation and Irwin EMC.

     Sammy M. Jenkins is the Member Director from the Southeast Region. He has retired from farming after 25 years. In addition, from 1973 to 1995, he was President of Jenkins Ford Tractor Co., Inc., a seller of farm machinery. He has served on the Board of Directors of Oglethorpe since March 1988. His present term will expire in March 2002.

     Mac F. Oglesby is the Member Director from the Northeast Region and the Treasurer of Oglethorpe. He is a member of the Audit Committee. He has served as a member of the Board of Directors of Hart EMC since 1980 and now serves as its Chairman of the Board. He has served on the Board of Directors of Oglethorpe since February 1987. His present term will expire in March 2003. Mr. Oglesby was a U.S. Postal Service Rural Carrier for 30 years until he retired in 1991.

     J. Sam L. Rabun is the Vice-Chairman of the Board and is the Member Director from the Central Region. He is also a member of the Compensation Committee. He has been the owner and operator of a farm in Jefferson County, Georgia since 1979. He is also a 50% owner of R&R Livestock Farms, Inc. He has served on the Board of Directors of Oglethorpe since March 1993. His present term will expire in March 2001. Mr. Rabun served as the President of the Board of Jefferson EMC from 1993 to 1996, was employed as General Manager from 1974 to 1979 and as Office Manager and Accountant from 1970 to 1974. Mr. Rabun is the President of the Georgia EMC Directors' Association.

     Ashley C. Brown is an Outside Director. He has served on the Board of Directors of Oglethorpe since March 1997. He is the Chairman of the Audit Committee. His present term will expire in March 2002. He has been Executive Director of the Harvard Electricity Policy Group at Harvard University's John F. Kennedy School of Government since 1993. In addition, he is Of Counsel to the law firm of LeBoeuf, Lamb, Greene and MacRae. From April 1983 through April 1993, Mr. Brown served as Commissioner of the Public Utilities Commission of Ohio. Prior to his appointment to the Ohio Commission, he was Coordinator and Counsel of the Montgomery County, Ohio, Fair Housing Center. From 1979 to 1981, he was Managing Attorney for the Legal Aid Society of Dayton (Ohio), Inc. From 1977 to 1979, he was Legal Advisor of the Miami Valley Regional Planning Commission in Dayton, Ohio. In addition, Mr. Brown has extensive teaching experience in public schools and universities and has published widely in the field of utility regulation. Mr. Brown has a law degree from the University of Dayton School of Law, a Master of Arts degree from the University of Cincinnati, and a Bachelor of Science degree from Bowling Green State University.

     Wm. Ronald Duffey is an Outside Director. He has served on the Board of Directors of Oglethorpe since March 1997. He is a member of the Audit Committee. His term will expire in March 2001. Mr. Duffey is the President and Chief Executive Officer and a director of Peachtree National Bank in Peachtree City, Georgia, a wholly owned subsidiary of Synovus Financial Corp. Prior to his employment in 1985 with Peachtree National Bank, Mr. Duffey served as Executive Vice President and Member of the Board of Directors for First National Bank in Newnan, Georgia. He holds a Bachelor of Business Administration from Georgia State College with a concentration in finance and has completed banking courses at the Banking School of the South, the American Bankers Association School of

Bank  Investments,   and  The  Stonier  Graduate  School  of  Banking,   Rutgers
University. Mr. Duffey is a Director of Fayette Community Hospital.

     John S. Ranson is an Outside Director. He has served on the Board of Directors of Oglethorpe since March 1997. His term will expire in March 2002. He is also a member of the Compensation Committee. He has been the President of Ranson Municipal Consultants, L.L.C., a financial advisor in Wichita, Kansas, since 1994. From 1990 to 1994, Mr. Ranson was Chairman of Ranson Capital Corp. an investment banking firm. Mr. Ranson has approximately 48 years experience in the investment banking business. His public finance clients have included the Kansas Turnpike Authority, the Kansas Municipal Energy Agency, the Kansas
Municipal Gas Agency, and the Kansas City (Kansas) Board of Public Utilities. Mr. Ranson received his Bachelor of Science in Business Administration from the University of Kansas (Lawrence, Kansas) and attended the Navy Supply Corps School in Bayonne, New Jersey.

     Jeffrey D. Tranen is an Outside Director. He has served on the Board of Directors of Oglethorpe since March 2000. His present term will expire in March 2003. Since May 2000, he has served as Senior Vice President of Lexecon, an economic, regulatory and business strategy consulting firm. Prior to that, he served as President and Chief Operating Officer of Sithe Northeast, a merchant generation company. Mr. Tranen served as the President and Chief Executive Officer of the California Independent System Operator from 1997 to 1999. From 1970 to 1997, Mr. Tranen worked in several positions for the New England Electric System, most recently as Senior Vice President of the New England
Electric System. He is currently a member of the Board of Directors of Doble Engineering. Mr. Tranen has a Bachelor of Science in Electrical Engineering and a Master of Science in Electrical Engineering from the Massachusetts Institute of Technology.

     ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth, for Oglethorpe's President and Chief Executive Officer and for the three other executive officers, all compensation paid or accrued for services rendered in all capacities during the years ended December 31, 2000, 1999 and 1998.

                                                                       Annual Compensation
Name and                                                               -------------------           All Other
Principal Position                                     Year          Salary           Bonus        Compensation
------------------                                     ----          ------           -----        ------------
Thomas A. Smith(1)...................................  2000       $   275,000       $  82,800       $ 14,005(2)
President and Chief Executive Officer                  1999           202,008          65,283         14,237
                                                       1998           183,935          12,180          1,247

W. Clayton Robbins(3)................................  2000           163,000          42,476         11,335(2)
Senior Vice President and Finance Administration       1999            23,341          35,945          1,259
                                                       1998                 0               0              0

Michael W. Price(4)..................................  2000           157,667          50,912         23,583(2)(5)
Chief Operating Officer                                1999                 0               0              0
                                                       1998                 0               0              0

Elizabeth B. Higgins.................................  2000           126,125          24,975         11,846(2)
Vice President, Corporate Strategy and                 1999            88,431          22,233          9,457
Member Services                                        1998            55,355          13,365          1,845

-----------------

(1) Prior to September 1, 1998, Mr. Smith provided services to Oglethorpe under a contractual arrangement and the amounts reflected for 1998 include those contract payments.
(2) Includes contributions made in 2000 by Oglethorpe under the 401(k) Retirement Savings Plan on behalf of Mr. Smith, Mr. Robbins, Mr. Price and Ms. Higgins of $5,100, $2,073, $4,768 and $4,239, respectively;
     contributions under the Money Purchase Pension Plan on behalf of Mr. Smith, Mr. Robbins, Mr. Price and Ms. Higgins of $8,500, $8,500, $8,500 and $7,418, respectively; and insurance premiums paid on term life insurance on behalf of Mr. Smith, Mr. Robbins, Mr. Price and Ms. Higgins of $405, $762, $315 and $189, respectively.
(3)  Mr. Robbins became an Oglethorpe employee on November 16, 1999.
(4)  Mr. Price became an Oglethorpe employee on February 1, 2000.
(5)  Includes a signing bonus of $10,000 paid in 2000.

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

     Oglethorpe has also entered into Employment Agreements with Michael W. Price, W. Clayton Robbins and Elizabeth B. Higgins, Oglethorpe's Chief Operating Officer, Senior Vice President of Finance and Administration and Vice President, Corporate Strategy and Member Services, respectively. Mr. Price's agreement was effective February 1, 2000, and Mr. Robbins' and Ms. Higgins' agreements were effective August 1, 2000. Each agreement extends until December 31, 2001, and automatically renews for a successive one-year period unless either party gives notice of termination prior to November 30, 2000 or 13 months prior to the expiration of any extension of the Agreement. Minimum annual base salaries are $172,000 for Mr. Price, $164,000 for Mr. Robbins and $135,000 for Ms. Higgins. Salaries are annually adjusted by the Board of Directors of Oglethorpe. Each executive has opportunities for variable pay for accomplishing goals set by Oglethorpe's Board of Directors each year.

     Under each Employment Agreement, the executive will be entitled to a lump-sum severance payment if Oglethorpe terminates the executive without cause or if the executive resigns after (1) a demotion or a material reduction or alteration of the executive's title or responsibilities, (2) a reduction of the executive's base salary or (3) a change in the location of the executive's principal office by more than 50 miles. The severance payment will equal the executive's base salary for one year, plus the equivalent of six months' medical allowance.

Compensation Committee Interlocks and Insider Participation

     J. Calvin Earwood, John S. Ranson and J. Sam L. Rabun served as members of the Oglethorpe Power Corporation Compensation Committee in 2000. Mr. Earwood has served as an executive officer of Oglethorpe since 1984 and has served as the Chairman of the Board since 1989.

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

             None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                            Page
(a) List of Documents Filed as a Part of This Report.

     (1) Financial Statements (Included under "Item 8. Financial Statements and Supplementary Data")
             Statements of Revenues and Expenses, For the Years Ended
               December 31, 2000, 1999 and 1998...............................45
             Statements of Patronage Capital, For the Years Ended
               December 31, 2000, 1999 and 1998...............................45
             Balance Sheets, As of December 31, 2000 and 1999.................46
             Statements of Capitalization, As of December 31, 2000 and 1999...48 Statements of Cash Flows, For the Years Ended
               December 31, 2000, 1999 and 1998...............................49
             Notes to Financial Statements....................................50
             Report of Management.............................................63
             Report of Independent Accountants................................63

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

*3.2    --     Bylaws of Oglethorpe,  as amended on January 10, 2000.  (Filed as
               Exhibit 3.2 to the Registrant's Form 10-K for the fiscal year ended December 31, 1999, File No. 33-7591.)

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

*4.7.1(i) --   Eighth Supplemental Indenture, dated as of November 1, 1999, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1999B (Burke) Note. (Filed as Exhibit 4.7.1(i) to the
               Registrant's Form 10-K for the fiscal year ended December 31, 1999, File No. 33-7591.)

*4.7.1(j) --   Ninth Supplemental Indenture,  dated as of November 1, 1999, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1999B (Monroe) Note. (Filed as Exhibit 4.7.1(j) to the
               Registrant's Form 10-K for the fiscal year ended December 31, 1999, File No. 33-7591.)

*4.7.1(k) --   Tenth Supplemental Indenture,  dated as of December 1, 1999, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1999 Lease Notes. (Filed as Exhibit 4.7.1(k) to the
               Registrant's Form 10-K for the fiscal year ended December 31, 1999, File No. 33-7591.)

*4.7.1(l) --   Eleventh  Supplemental  Indenture,  dated as of  January 1, 2000, made by Oglethorpe to SunTrust Bank as trustee, relating to the Series 1999A (Burke) Note. (Filed as Exhibit 4.7.1(l) to the
               Registrant's Form 10-K for the fiscal year ended December 31, 1999, File No. 33-7591.)

*4.7.1(m) --   Twelfth Supplemental Indenture, dated as of January 1, 2000, made by Oglethorpe to SunTrust Bank as trustee, relating to the Series
               1999A   (Monroe)  Note.   (Filed  as  Exhibit   4.7.1(m)  to  the
               Registrant's Form 10-K for the fiscal year ended December 31, 1999, File No. 33-7591.)

 4.7.1(n) --   Thirteenth Supplemental  Indenture,  dated as of January 1, 2001, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2000 (Burke) Note.

 4.7.1(o) --   Fourteenth Supplemental  Indenture,  dated as of January 1, 2001, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2000 (Monroe) Note.

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

4.17.1 (1) --  Loan Agreement, dated as of April 1, 1998, between Oglethorpe and the National Rural Utilities Cooperative Finance Corporation, relating to Loan No. GA 109-1-9001.

4.17.2 (1) --  Series  1998 CFC  Note,  dated  April 9,  1998,  in the  original principal amount of $46,065,000.00, from Oglethorpe to the National Rural Utilities Cooperative Finance Corporation, relating to Loan No. GA 109-1-9001.

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

*10.13     --  Revised and Restated  Coordination Services Agreement between and among  Georgia  Power  Company,  Oglethorpe  and  Georgia  System
               Operations Corporation, dated as of September 10, 1997. (Filed as
               Exhibit 10.14 to the Registrant's Form 10-K for the fiscal year ended December 31, 1997, File No. 33-7591.)

*10.14     --  ITSA,  Power Sale and  Coordination  Umbrella  Agreement  between
               Oglethorpe  and Georgia Power  Company,  dated as of November 12,
               1990. (Filed as Exhibit 10.28 to the Registrant's Form 8-K, filed
               January 4, 1991, File No. 33-7591.)

*10.15     --  Amended and  Restated  Nuclear  Managing  Board  Agreement  among
               Georgia Power Company,  Oglethorpe Power  Corporation,  Municipal
               Electric Authority of Georgia and City of Dalton, Georgia dated as of July 1, 1993. (Filed as Exhibit 10.36 to the Registrant's
               10-Q for the quarterly  period ended September 30, 1993, File No.
               33-7591.)

*10.16     --  Supplemental  Agreement  by  and  among  Oglethorpe,   Tri-County
               Electric Membership Corporation and Georgia Power Company, dated as of November 12, 1990, together with a Schedule identifying 38 other substantially identical Supplemental Agreements. (Filed as Exhibit 10.30 to the Registrant's Form 8-K, filed January 4,
               1991, File No. 33-7591.)

*10.17     --  Unit Capacity and Energy Purchase  Agreement  between  Oglethorpe and Entergy  Power  Incorporated,  dated as of October 11,  1990.
               (Filed as Exhibit 10.31 to the Registrant's Form 10-K for the fiscal year ended December 31, 1990, File No. 33-7591.)

*10.18     --  Power Purchase  Agreement between  Oglethorpe and Hartwell Energy
               Limited Partnership, dated as of June 12, 1992. (Filed as Exhibit
               10.35 to the  Registrant's  Form 10-K for the  fiscal  year ended
               December 31, 1992, File No. 33-7591).

*10.19(2)  --  Power  Purchase  and Sale  Agreement  among LG&E Power  Marketing
               Inc., LG&E Energy Corp. and Oglethorpe, dated as of November 19, 1996. (Filed as Exhibit 10.30 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

*10.20(2)  --  Power  Purchase  and Sale  Agreement  among LG&E Power  Marketing
               Inc., LG&E Power Inc. and Oglethorpe, dated as of January 1, 1997. (Filed as Exhibit 10.31 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

*10.21.1   --  Participation  Agreement  (P1),  dated as of December  30,  1996, among  Oglethorpe,  Rocky  Mountain  Leasing  Corporation,  Fleet
               National  Bank, as Owner  Trustee,  SunTrust  Bank,  Atlanta,  as
               Co-Trustee,    the   Owner    Participant   named   therein   and
               Utrecht-America Finance Co., as Lender, together with a Schedule identifying five other substantially identical Participation
               Agreements.  (Filed as Exhibit 10.32.1 to the  Registrant's  Form
               10-K for the  fiscal  year  ended  December  31,  1996,  File No.
               33-7591.)

*10.21.2   --  Rocky Mountain Head Lease  Agreement  (P1),  dated as of December
               30, 1996,  between  Oglethorpe  and SunTrust  Bank,  Atlanta,  as
               Co-Trustee, together with a Schedule identifying five other substantially identical Rocky Mountain Head Lease Agreements.
               (Filed as Exhibit 10.32.2 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

*10.21.3   --  Ground  Lease  Agreement  (P1),  dated as of December  30,  1996, between Oglethorpe and SunTrust Bank, Atlanta, as Co-Trustee, together with a Schedule identifying five other substantially identical Ground Lease Agreements. (Filed as Exhibit 10.32.3 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

*10.21.4   --  Rocky Mountain  Agreements  Assignment  and Assumption  Agreement
               (P1),  dated as of December  30,  1996,  between  Oglethorpe  and
               SunTrust Bank, Atlanta,  as Co-Trustee,  together with a Schedule identifying  five other  substantially  identical  Rocky Mountain
               Agreements  Assignment  and  Assumption  Agreements.   (Filed  as
               Exhibit 10.32.4 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

*10.21.5   --  Facility  Lease  Agreement  (P1),  dated as of December 30, 1996, between SunTrust Bank,  Atlanta, as Co-Trustee and Rocky Mountain
               Leasing Corporation, together with a Schedule identifying five other substantially identical Facility Lease Agreements. (Filed as Exhibit 10.32.5 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

*10.21.6   --  Ground Sublease  Agreement  (P1),  dated as of December 30, 1996, between SunTrust Bank,  Atlanta, as Co-Trustee and Rocky Mountain
               Leasing Corporation, together with a Schedule identifying five other substantially identical Ground Sublease Agreements. (Filed as Exhibit 10.32.6 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

*10.21.7   --  Rocky Mountain Agreements  Re-assignment and Assumption Agreement
               (P1),  dated as of December  30,  1996,  between  SunTrust  Bank,
               Atlanta, as Co-Trustee and Rocky Mountain Leasing Corporation, together with a Schedule identifying five other substantially identical Rocky Mountain Agreements Re-assignment and Assumption
               Agreements.  (Filed as Exhibit 10.32.7 to the  Registrant's  Form
               10-K for the  fiscal  year  ended  December  31,  1996,  File No.
               33-7591.)

*10.21.8   --  Facility Sublease  Agreement (P1), dated as of December 30, 1996,
               between  Oglethorpe  and  Rocky  Mountain  Leasing   Corporation,
               together with a Schedule identifying five other substantially identical Facility Sublease Agreements. (Filed as Exhibit 10.32.8 to the Registrant's Form 10-K for the fiscal year ended December
               31, 1996, File No. 33-7591.)

*10.21.9   --  Ground  Sub-sublease  Agreement  (P1),  dated as of December  30,
               1996, between Rocky Mountain Leasing Corporation and Oglethorpe, together with a Schedule identifying five other substantially identical Ground Sub-sublease Agreements. (Filed as Exhibit
               10.32.9 to the  Registrant's  Form 10-K for the fiscal year ended
               December 31, 1996, File No. 33-7591.)

*10.21.10  --  Rocky Mountain  Agreements  Second  Re-assignment  and Assumption
               Agreement (P1), dated as of December 30, 1996, between Rocky Mountain Leasing Corporation and Oglethorpe, together with a
               Schedule identifying five other substantially identical Rocky Mountain Agreements Second Re-assignment and Assumption Agreements. (Filed as Exhibit 10.32.10 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

*10.21.11  --  Payment  Undertaking  Agreement  (P1),  dated as of December  30,
               1996, between Rocky Mountain Leasing Corporation and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., New York Branch, as the Bank, together with a Schedule identifying five other substantially identical Payment Undertaking Agreements. (Filed as
               Exhibit 10.32.11 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

*10.21.12  --  Payment  Undertaking  Pledge Agreement (P1), dated as of December
               30, 1996, between Rocky Mountain Leasing Corporation, Fleet National Bank, as Owner Trustee, and SunTrust Bank, Atlanta, as Co-Trustee, together with a Schedule identifying five other substantially identical Payment Undertaking Pledge Agreements. (Filed as Exhibit 10.32.12 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

*10.21.13  --  Equity  Funding  Agreement  (P1),  dated as of December 30, 1996, between Rocky Mountain Leasing Corporation, AIG Match Funding Corp., the Owner Participant named therein, Fleet National Bank, as Owner Trustee, and SunTrust Bank, Atlanta, as Co-Trustee, together with a Schedule identifying five other substantially identical Equity Funding Agreements. (Filed as Exhibit 10.32.13 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

*10.21.14  --  Equity Funding Pledge  Agreement  (P1),  dated as of December 30,
               1996, between Rocky Mountain Leasing Corporation and SunTrust Bank, Atlanta, as Co-Trustee, together with a Schedule identifying five other substantially identical Equity Funding Pledge Agreements. (Filed as Exhibit 10.32.14 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

*10.21.15  --  Deed to  Secure  Debt,  Assignment  of Surety  Bond and  Security
               Agreement (P1), dated as of December 30, 1996, between Rocky Mountain Leasing Corporation, SunTrust Bank, Atlanta, as Co-Trustee, together with a Schedule identifying five other substantially identical Collateral Assignment, Assignment of Surety Bond and Security Agreements. (Filed as Exhibit 10.32.15 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

*10.21.16  --  Subordinated  Deed to Secure Debt and  Security  Agreement  (P1),
               dated as of December 30, 1996, among Oglethorpe, AMBAC Indemnity Corporation and SunTrust Bank, Atlanta, as Co-Trustee, together with a Schedule identifying five other substantially identical Subordinated Deed to Secure Debt and Security Agreements. (Filed as Exhibit 10.32.16 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

*10.21.17  --  Tax  Indemnification  Agreement  (P1),  dated as of December  30,
               1996, between Oglethorpe and the Owner Participant named therein, together with a Schedule identifying five other substantially identical Tax Indemnification Agreements. (Filed as Exhibit
               10.32.17 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

*10.21.18  --  Consent No. 1, dated as of December 30, 1996, among Georgia Power
               Company, Oglethorpe, SunTrust Bank, Atlanta, as Co-Trustee, and Fleet National Bank, as Owner Trustee, together with a Schedule identifying five other substantially identical Consents. (Filed as Exhibit 10.32.18 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

*10.21.19(a)-- OPC  Intercreditor  and  Security  Agreement  No. 1,  dated as of
               December 30, 1996, among the United States of America, acting through the Administrator of the Rural Utilities Service, SunTrust Bank, Atlanta, Oglethorpe, Rocky Mountain Leasing Corporation, SunTrust Bank, Atlanta, as Co-Trustee, Fleet National Bank, as Owner Trustee, Utrecht-America Finance Co., as Lender and AMBAC Indemnity Corporation, together with a Schedule identifying five other substantially identical Intercreditor and Security Agreements. (Filed as Exhibit 10.32.19 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

*10.21.19(b)-- Supplement  to OPC  Intercreditor  and Security  Agreement No. 1,
               dated as of March 1, 1997, among the United States of America, acting through the Administrator of the Rural Utilities Service, SunTrust Bank, Atlanta, Oglethorpe, Rocky Mountain Leasing Corporation, SunTrust Bank, Atlanta, as Co-Trustee, Fleet National Bank, as Owner Trustee, Utrecht-America Finance Co., as Lender and AMBAC Indemnity Corporation, together with a Schedule identifying five other substantially identical Supplements to OPC Intercreditor and Security Agreements. (Filed as Exhibit 10.32.19(b) to the Registrant's Form S-4 Registration Statement, File No. 333-42759.)

*10.22.1   --  Member Transmission Service Agreement, dated as of March 1, 1997, by and between  Oglethorpe and Georgia  Transmission  Corporation
               (An Electric Membership Corporation). (Filed as Exhibit 10.33.1 to the Registrant's Form 10-K for the fiscal year ended December
               31, 1996, File No. 33-7591.)

*10.22.2   --  Generation Services Agreement,  dated as of March 1, 1997, by and between  Oglethorpe  and Georgia System  Operations  Corporation.
               (Filed as Exhibit 10.33.2 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

*10.22.3   --  Operation Services  Agreement,  dated as of March 1, 1997, by and between  Oglethorpe  and Georgia System  Operations  Corporation.
               (Filed as Exhibit 10.33.3 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

*10.23(2)  --  Power Purchase and Sale Agreement  between Morgan Stanley Capital
               Group Inc. and Oglethorpe,  dated as of April 7, 1997.  (Filed as
               Exhibit 10.34 to the Registrant's Form 10-Q for the quarterly period ended March 31, 1997, File No. 33-7591.)

*10.24     --  Long Term Transaction Service Agreement Under Southern Companies'
               Federal Energy Regulatory Commission Electric Tariff Volume No. 4
               Market-Based  Rate  Tariff,  between  Georgia  Power  Company and
               Oglethorpe,  dated as of  February  26,  1999.  (Filed as Exhibit
               10.27 to the Registrant's Form 10-Q for the quarterly period ended March 31, 1999, File No. 33-7591.)

*10.25(3)  --  Employment  Agreement,  dated as of September  15, 1999,  between
               Oglethorpe and Thomas A. Smith. (Filed as Exhibit 10.26 to the Registrant's Form 10-K for the fiscal year ended December 31, 1999, File No. 33-7591.)

 10.26(3)  --  Employment Agreement, dated July 25, 2000, between Oglethorpe and
               Michael W. Price.

*10.27(3)  --  Employment  Agreement,  dated August 7, 2000,  between Oglethorpe and W. Clayton Robbins. (Filed as Exhibit 10.28 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2000, File No. 33-7591.)

*10.28(3)  --  Employment  Agreement,  dated August 7, 2000,  between Oglethorpe and Elizabeth Higgins. (Filed as Exhibit 10.29 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2000, File No. 33-7591.)

 21.1      --  Rocky Mountain Leasing Corporation, a Delaware corporation.

---------------------
(1) Pursuant to 17 C.F.R. 229.601(b)(4)(iii), this document(s) is not filed herewith; however the registrant hereby agrees that such document(s) will be provided to the Commission upon request.
(2) Certain portions of this document have been omitted as confidential and filed separately with the Commission.
(3) Indicates a management contract or compensatory arrangement required to be filed as an exhibit to this Report.

(b)  Reports on Form 8-K.

         Oglethorpe filed no reports on Form 8-K during the fourth quarter of 2000.

                                   SIGNATURES
         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March, 2001.



                                            OGLETHORPE POWER CORPORATION
                                            (AN ELECTRIC MEMBERSHIP CORPORATION)


                                            By:       /s/  J. CALVIN EARWOOD
                                               ---------------------------------
                                                           J. CALVIN EARWOOD
                                                         Chairman of the Board


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



      Signature                       Title                             Date

/s/ J. CALVIN EARWOOD     Chairman of the Board, Director         March 16, 2001
-----------------------   (Principal Executive Officer)
    J. CALVIN EARWOOD


/s/  THOMAS A. SMITH      President and Chief Executive Officer   March 16, 2001
-----------------------   (Principal Executive Officer)
     THOMAS A. SMITH


/s/  MAC F. OGLESBY       Treasurer, Director (Principal          March 16, 2001
-----------------------   Financial Officer)
     MAC F. OGLESBY


/s/W. CLAYTON ROBBINS     Senior Vice President, Finance and      March 16, 2001
-----------------------   Administration (Principal Financial
   W. CLAYTON ROBBINS     Officer)


/s/ WILLIE B. COLLINS     Controller and Chief Risk Officer       March 16, 2001
-----------------------
    WILLIE B. COLLINS


/s/  ASHLEY C. BROWN      Director                                March 16, 2001
-----------------------
     ASHLEY C. BROWN


/s/ LARRY N. CHADWICK     Director                                March 16, 2001
-----------------------
    LARRY N. CHADWICK


/s/  BENNY W. DENHAM      Director                                March 16, 2001
-----------------------
     BENNY W. DENHAM

                Signature                  Title                   Date

/s/         WM. RONALD DUFFEY             Director                March 16, 2001
---------------------------------------
            WM. RONALD DUFFEY


/s/         SAMMY M. JENKINS              Director                March 16, 2001
---------------------------------------
            SAMMY M. JENKINS


/s/          J. SAM L. RABUN              Director                March 16, 2001
---------------------------------------
             J. SAM L. RABUN


/s/          JOHN S. RANSON               Director                March 16, 2001
---------------------------------------
             JOHN S. RANSON


/s/         JEFFREY D. TRANEN             Director                March 16, 2001
---------------------------------------
            JEFFREY D. TRANEN

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