Form 10-Q
period 2001-03-31
OGLETHORPE POWER CORP
filed 2001-05-15
CIK 788816

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

                          OGLETHORPE POWER CORPORATION

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001


                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION

       Item 1.  Financial Statements

                 Condensed Balance Sheets as of March 31, 2001
                 (Unaudited) and December 31, 2000                             3

                 Condensed Statements of Revenues and Expenses
                 (Unaudited) for the Three Months Ended
                 March 31, 2001 and 2000                                       5

                 Condensed Statements of Patronage Capital and Membership
                 Fees and Accumulated Other Comprehensive Margin
                 (Unaudited) for the Three Months Ended
                 March 31, 2001 and 2000                                       6

                 Condensed Statements of Cash Flows (Unaudited)
                 for the Three Months Ended March 31, 2001 and 2000            7

                 Notes to Condensed Financial Statements                       8

       Item 2.   Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                 9

       Item 3.   Quantitative and Qualitative Disclosures About
                 Market Risk                                                  14


PART II - OTHER INFORMATION

      Item 6.    Exhibits and Reports on Form 8-K                             16

SIGNATURES                                                                    17

PART I -  FINANCIAL INFORMATION
Item 1.  Financial Statements



Oglethorpe Power Corporation
Condensed Balance Sheets
March 31, 2001 and December 31, 2000
--------------------------------------------------------------------------------
                                                                                    (dollars in thousands)

                                                                                 2001                    2000
                                     Assets                                  (Unaudited)
                                                                       ------------------------------------------
Electric plant, at original cost:
  In service                                                                $ 4,885,727              $ 4,883,680
  Less:  Accumulated provision for depreciation                              (1,784,270)              (1,752,176)
                                                                            -----------              -----------
                                                                              3,101,457                3,131,504

  Nuclear fuel, at amortized cost                                                79,546                   83,470
  Construction work in progress                                                  33,164                   24,841
                                                                            -----------              -----------
                                                                              3,214,167                3,239,815
                                                                            -----------              -----------

Investments and funds:
  Decommissioning fund, at market                                               143,858                  148,300
  Deposit on Rocky Mountain transactions, at cost                                64,738                   63,665
  Bond, reserve and construction funds, at market                                29,110                   29,167
  Investment in associated organizations, at cost                                19,794                   19,997
  Other, at cost                                                                  1,513                    1,513
                                                                            -----------              -----------
                                                                                259,013                  262,642
                                                                            -----------              -----------

Current assets:
  Cash and temporary cash investments, at cost                                  274,284                  330,622
  Other short-term investments, at market                                        84,131                   81,715
  Receivables                                                                   102,951                  143,353
  Notes and interim financing receivables                                       121,107                   38,548
  Inventories, at average cost                                                   84,191                   75,389
  Prepayments and other current assets                                           33,684                   59,824
                                                                            -----------              -----------
                                                                                700,348                  729,451
                                                                            -----------              -----------

Deferred charges:
  Premium and loss on reacquired debt, being amortized                          171,955                  175,944
  Deferred amortization of Scherer leasehold                                    102,880                  102,753
  Discontinued projects, being amortized                                          8,731                    9,490
  Deferred debt expense, being amortized                                         16,662                   16,968
  Other                                                                          27,480                   31,107
                                                                            -----------              -----------
                                                                                327,708                  336,262
                                                                            -----------              -----------
                                                                            $ 4,501,236              $ 4,568,170
                                                                            ===========              ===========


The accompanying notes are an integral part of these condensed financial statements.

PART I -  FINANCIAL INFORMATION
Item 1.  Financial Statements



Oglethorpe Power Corporation
Condensed Balance Sheets
March 31, 2001 and December 31, 2000
--------------------------------------------------------------------------------

                                                                                            (dollars in thousands)

                                                                                       2001                    2000
                             Equity and Liabilities                                (Unaudited)
                                                                                 -----------------------------------------
Capitalization:
  Patronage capital and membership fees and accumulated
     other comprehensive margin                                                          $371,668                $392,682
  Long-term debt                                                                        2,976,318               3,019,019
  Obligation under capital leases                                                         265,313                 267,449
  Obligation under Rocky Mountain transactions                                             64,738                  63,665
                                                                                 -----------------        ----------------
                                                                                        3,678,037               3,742,815
                                                                                 -----------------        ----------------

Current liabilities:
  Long-term debt and capital leases due within one year                                   138,713                 136,053
  Accounts payable                                                                         57,633                 114,964
  Notes payable                                                                           130,317                  78,482
  Accrued interest                                                                         49,312                  67,394
  Accrued and withheld taxes                                                                6,649                     674
  Other current liabilities                                                                 6,080                  23,017
                                                                                 -----------------        ----------------
                                                                                          388,704                 420,584
                                                                                 -----------------        ----------------

Deferred credits and other liabilities:
  Gain on sale of plant, being amortized                                                   52,714                  53,332
  Net benefit of sale of income tax benefits, being amortized                               8,009                  10,012
  Net benefit of Rocky Mountain transactions, being amortized                              82,022                  82,819
  Accumulated deferred income taxes                                                        63,485                  63,485
  Decommissioning reserve                                                                 169,331                 174,553
  Interest rate swap arrangements                                                          37,443                      -
  Other                                                                                    21,491                  20,570
                                                                                 -----------------        ----------------
                                                                                          434,495                 404,771
                                                                                 -----------------        ----------------
                                                                                       $4,501,236              $4,568,170
                                                                                 =================        ================


The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Revenues and Expenses (Unaudited)
For the Three Months Ended March 31, 2001 and 2000
--------------------------------------------------------------------------------

                                                                                    (dollars in thousands)

                                                                               2001                      2000
                                                                            -----------               ------------
Operating revenues:
   Sales to Members                                                           $296,506                   $264,705
   Sales to non-Members                                                         10,101                     10,177
                                                                            -----------               ------------
    Total operating revenues                                                   306,607                    274,882
                                                                            -----------               ------------

Operating expenses:
  Fuel                                                                          44,180                     49,112
  Production                                                                    54,221                     58,993
  Purchased power                                                              111,838                     72,514
  Depreciation and amortization                                                 32,113                     32,736
                                                                            -----------               ------------
    Total operating expenses                                                   242,352                    213,355
                                                                            -----------               ------------
Operating margin                                                                64,255                     61,527
                                                                            -----------               ------------

Other income (expense):
  Investment income                                                             10,249                      8,949
  Amortization of deferred gains                                                   619                        619
  Amortization of proceeds from sale of income tax benefits                      2,799                      2,799
  Allowance for equity funds used during construction                               24                         12
  Other                                                                            682                        259
                                                                            -----------               ------------
    Total other income                                                          14,373                     12,638
                                                                            -----------               ------------

Interest charges:
  Interest on long-term-debt and capital leases                                 53,558                     55,237
  Other interest                                                                 4,743                      4,539
  Allowance for debt funds used during construction                               (351)                       (99)
  Amortization of debt discount and expense                                      5,395                      5,300
                                                                            -----------               ------------
    Net interest charges                                                        63,345                     64,977
                                                                            -----------               ------------
Net margin                                                                     $15,283                     $9,188
                                                                            ===========               ============






The accompanying notes are an integral part of these financial statements.

Condensed Statements of Patronage Capital and Membership Fees and
Accumulated Other Comprehensive Margin (Unaudited)
For the Three Months Ended March 31, 2001 and 2000

--------------------------------------------------------------------------------

                                                                                           (dollars in thousands)


                                                                                Patronage        Accumulated
                                                                               Capital and          Other
                                                                               Membership        Comprehensive
                                                                                  Fees           Margin (Loss)         Total
                                                                             ---------------------------------------------------

Balance at December 31, 1999                                                  $ 371,634           ($  1,609)         $ 370,025
Components of comprehensive margin:
   Net margin                                                                     9,188                                  9,188
   Unrealized gain on available-for-sale securities                                                     174                174
                                                                                                                     ---------
Total comprehensive margin                                                                                               9,362
                                                                                                                     ---------

                                                                              ---------           ---------          ---------
Balance at March 31, 2000                                                     $ 380,822           ($  1,435)         $ 379,387
                                                                              =========           =========          =========







Balance at December 31, 2000                                                  $ 391,611           $   1,071          $ 392,682
Components of comprehensive margin:
   Net margin                                                                    15,283                                 15,283
   Cumulative effect of accounting change to record unrealized
        loss on interest rate swap arrangements as of January 1, 2001                               (33,515)           (33,515)
   Unrealized loss on interest rate swap arrangements                                                (3,928)            (3,928)
   Unrealized gain on available-for-sale securities                                                   1,146              1,146
                                                                                                                     ---------
Total comprehensive margin (loss)                                                                                      (21,014)
                                                                                                                     ---------

                                                                              ---------            --------          ---------
Balance at March 31, 2001                                                     $ 406,894           ($ 35,226)         $ 371,668
                                                                              =========           =========          =========


The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2001 and 2000
--------------------------------------------------------------------------------

                                                                                       (dollars in thousands)

                                                                                2001                          2000
                                                                           ---------------------------------------------

Cash flows from operating activities:
   Net margin                                                                      $15,283                       $9,188
                                                                           ----------------              ---------------
   Adjustments to reconcile net margin to net cash
      provided by operating activities:
        Depreciation and amortization                                               47,130                       51,244
        Allowance for equity funds used during construction                            (24)                         (12)
        Amortization of deferred gains                                                (619)                        (619)
        Amortization of net benefit of sale of income tax benefits                  (2,799)                      (2,799)
        Deferred income taxes                                                           -                           283
        Other                                                                         (857)                       3,341

   Change in net current assets, excluding long-term debt
      and capital leases due within one year and  notes payable:
        Notes receivable                                                               121                          200
        Receivables                                                                 40,402                        2,017
        Inventories                                                                 (8,802)                       5,482
        Prepayments and other current assets                                        (2,804)                      (2,174)
        Accounts payable                                                           (57,331)                     (14,144)
        Accrued interest                                                           (18,082)                     (35,718)
        Accrued and withheld taxes                                                   5,975                        6,698
        Other current liabilities                                                  (16,937)                      (1,277)
                                                                           ----------------              ---------------
          Total adjustments                                                        (14,627)                      12,522
                                                                           ----------------              ---------------
       Net cash provided by operating activities                                       656                       21,710
                                                                           ----------------              ---------------

Cash flows from investing activities:
     Property additions                                                            (11,075)                     (14,582)
     Net proceeds from bond, reserve and construction funds                            399                        3,013
     Decrease in investment in associated organizations                                203                          131
     Increase in other short-term investments                                       (1,613)                        (930)
     Increase in decommissioning fund                                               (3,100)                      (2,861)
     Other-generation equipment deposits                                            (4,784)                         -
                                                                           ----------------              ---------------
       Net cash used in investing activities                                       (19,970)                     (15,229)
                                                                           ----------------              ---------------

Cash flows from financing activities:
     Long-term debt proceeds, net                                                      325                       (2,957)
     Long-term debt payments                                                       (40,233)                     (60,685)
     Increase in notes payable                                                      51,835                       41,774
     Increase in notes receivable under interim financing agreement                (48,951)                     (42,405)
                                                                           ----------------              ---------------
       Net cash used in financing activities                                       (37,024)                     (64,273)
                                                                           ----------------              ---------------
Net decrease in cash and temporary cash investments                                (56,338)                     (57,792)
Cash and temporary cash investments at beginning of period                         330,622                      222,814
                                                                           ----------------              ---------------
Cash and temporary cash investments at end of period                              $274,284                     $165,022
                                                                           ================              ===============

Cash paid for:
     Interest (net of amounts capitalized)                                         $73,497                      $93,058
     Income taxes                                                                      -                            -

The accompanying notes are an integral part of these condensed financial statements.

                          Oglethorpe Power Corporation
                     Notes to Condensed Financial Statements
                             March 31, 2001 and 2000


(A) The condensed financial statements included in this report have been prepared by Oglethorpe Power Corporation (Oglethorpe), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the information furnished in this report reflects all adjustments (which include only normal recurring adjustments) and estimates necessary to present fairly, in all material respects, the results for the periods ended March 31, 2001 and 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although Oglethorpe believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Oglethorpe's latest Annual Report on Form 10-K, as filed with the SEC. Certain amounts for 2000 have been reclassified to conform with the current period presentation. The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of results to be expected for the full year.


(B) Effective January 1, 2001, Oglethorpe adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." The standard establishes accounting and reporting requirements for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires the recognition of certain derivatives as assets or liabilities on Oglethorpe's balance sheet and measurement of those instruments at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is classified as a hedge and if so, the type of hedge. Oglethorpe has classified, pursuant to SFAS No. 133, the interest rate swap arrangements as cash flow hedges. Accordingly, as of January 1, 2001 Oglethorpe recorded as a cumulative effect adjustment an unrealized loss in comprehensive margin of $33.5 million and a corresponding increase in other liabilities.

     The application of the new rules for SFAS No. 133 is still evolving and further guidance from the Financial Accounting Standards Board is expected which could further impact Oglethorpe's financial statements. In addition, Oglethorpe will continue to evaluate use of derivatives, including their effectiveness for hedging, and to apply appropriate procedures and methods for valuing them.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

For the Three Months Ended March 31, 2001 and 2000
--------------------------------------------------

Net Margin

Oglethorpe's net margin for the three months ended March 31, 2001 was $15.3 million compared to $9.2 million for the same period of 2000. The higher net margin for the current period resulted primarily from lower than budgeted production expenses.


Operating Revenues

Revenues from sales to Oglethorpe's 39 retail electric distribution cooperative members (the Members) for the three months ended March 31, 2001 were 12.0% higher than such revenues for the first three months of 2000. Megawatt-hour
(MWh) sales to Members were 8.1% higher in the current three-month period compared to the same period of 2000. The increase in MWh sales to Members in 2001 compared to 2000 was primarily due to continued sales growth in the Members' service territories. The average revenue per MWh from sales to Members was 3.6% higher for the current period than in the same period of 2000.

The components of Member revenues for the three months ended March 31, 2001 and 2000 were as follows:

                                                 Three Months
                                                Ended March 31,
                                                --------------
                                              2001            2000
                                              ----            ----
                                             (dollars in thousands)

Capacity revenues                          $158,478         $155,316
Energy revenues                             138,028          109,389
                                           --------         --------
     Total                                 $296,506         $264,705
                                           ========         ========



While capacity revenues from Members for the three months ended March 31, 2001 compared to 2000 increased slightly, energy revenues were 26.2% higher for the current period compared to the same period of 2000. The increase in energy revenues in 2001 was partly due to the pass-through of higher purchased power energy costs and partly due to the increase in the volume of purchased MWhs (see "Operating Expenses" below). Oglethorpe's average energy revenue per MWh from sales to Members was 16.7% higher in the current three-month period compared to the same period of 2000.

Sales to non-Members were primarily from energy sales to other utilities and power marketers. The following table summarizes the amounts of non-Member revenues from these sources for the three months ended March 31, 2001 and 2000:

                                                            Three Months
                                                            Ended March 31,
                                                            --------------
                                                          2001           2000
                                                          ----           ----
                                                         (dollars in thousands)

Sales to other utilities                               $ 8,156           $ 8,576
Sales to power marketers                                 1,945             1,601
                                                         -----             -----
     Total                                             $10,101           $10,177
                                                       =======           =======

Sales to other utilities represent sales made directly by Oglethorpe. Oglethorpe sells for its own account any energy available from the portion of its resources dedicated to Morgan Stanley Capital Group Inc. (Morgan Stanley) that is not scheduled by Morgan Stanley pursuant to its power marketer arrangement.

Sales to the power marketers represent the net energy transmitted on behalf of LG&E Energy Marketing Inc. (LEM) and Morgan Stanley off-system on a daily basis from Oglethorpe's total resources under the LEM and Morgan Stanley power marketer arrangements. Oglethorpe sold this energy to LEM at Oglethorpe's cost, subject to certain limitations, and to Morgan Stanley at a contractually fixed price. The volume of sales to power marketers depends primarily on the power marketers' decisions for servicing their load requirements.

Operating Expenses

Operating expenses for the first quarter of 2001 were 13.6% higher compared to the same period of 2000. The increase was due to higher purchased power costs for the three-month period ended March 31, 2001 compared to the same period of 2000, offset somewhat by decreases in fuel costs and production costs for the first quarter of 2001 compared to the same period of 2000.

Purchased power costs increased 54.2% in the current quarter compared to the same period of 2000. This was primarily due a 36.5% increase in purchased MWhs in 2001 compared to the same period of 2000. In addition, the average cost per MWh of total purchased power increased 13.0% in 2001 compared to the comparable period of 2000. Purchased power costs were as follows:

                                       Three Months
                                      Ended March 31,
                                      --------------
                                    2001           2000
                                    ----           ----
                                   (dollars in thousands)

Capacity costs                   $ 24,918       $ 21,611
Energy costs                       86,920         50,903
                                   ------         ------

     Total                       $111,838       $ 72,514
                                 ========       ========

Purchased power capacity costs for the three months ended March 31, 2001 were 15.3% higher than the same period of 2000. The higher capacity costs were primarily a result of capacity charges incurred for new power purchase agreements, including an agreement with Doyle I, LLC commencing in May 2000. Purchased power energy costs for the three-month period of 2001 were 70.8% higher compared to the same period of 2000. This increase primarily resulted from the higher volume of purchased MWhs. In addition, higher prices in the wholesale electricity markets during the first quarter of 2001 resulted in a 25.1% increase in the average cost of purchased power energy per MWh for the three-month period of 2001 compared to 2000.

Production costs decreased 8.1% in the current quarter compared to the same period of 2000. The lower production costs in 2001 resulted from lower operation and maintenance (O&M) expenses at Plants Scherer and Wansley. O&M expenses for Plant Scherer were higher in 2000 due to a $1.6 million true up for sharing of O&M expenses between the owners of Units No. 3 and 4 related to the burning of western coal. The lower O&M expenses in 2001 at Plant Wansley were due to lower maintenance outage costs at Unit No. 2 in the first quarter of 2001 compared to the same quarter of 2000.

For the current three-month period compared to the same period of 2000 total fuel costs decreased 10.0% while total generation decreased only 1.1%. For the current three-month period, nuclear generation was 8.1% higher and fossil generation was 11.6% lower as compared to the same period of 2000. The larger portion of nuclear generation, with its lower average fuel cost compared to fossil generation, yielded a 9.1% decrease in average fuel cost.

Other Income

Investment income increased 14.5% in the current three-month period compared to the same period of 2000 primarily due to higher cash and temporary cash investment balances.

Financial Condition

Capital Requirements and Liquidity and Sources of Capital
---------------------------------------------------------

Under the Wholesale Power Contracts, Members can elect on an annual basis whether to have Oglethorpe provide joint planning and resource management services. See "OGLETHORPE'S POWER SUPPLY RESOURCES--Future Power Resources" in
Item 1 of Oglethorpe's 2000 Annual Report on Form 10-K. Oglethorpe is in the process of arranging the necessary power supply for Members that currently participate in joint planning and resource management services. In this regard, Oglethorpe has entered into agreements to acquire and construct six gas-fired combustion turbines designed to provide 618 MW of capacity and a gas-fired combined cycle facility designed to provide 468 MW of capacity. Four of the combustion turbines are scheduled for completion in 2002, with the other two to be completed in 2003. The combined cycle facility is scheduled for completion in 2003. Oglethorpe expects that these facilities will ultimately be owned by two separate entities, which will be owned by those Members who participate in these facilities.

Oglethorpe is currently providing interim financing for the construction of these facilities. As of March 31, $116.8 million of commercial paper was outstanding for this purpose. Oglethorpe expects to issue the maximum amount of its commercial paper ($260 million) by the fall of 2001 in conjunction with the interim financing of these new generation facilities. Oglethorpe has submitted loan applications to the Rural Utilities Service (RUS) to provide financing for these projects and expects a response from RUS later in 2001. The loan applications were made on behalf of any entity that may ultimately own these facilities. If RUS funding is delayed or denied, Oglethorpe will continue to finance these projects with funds from operations and will seek additional construction financing until permanent financing is obtained.

Oglethorpe also continues to make payments under an agreement to purchase equipment for a gas-fired combined cycle facility. As of March 31, 2001, Oglethorpe had $14.3 million of commercial paper outstanding relating to payments under this agreement. Oglethorpe is pursuing a sale of this equipment, but will continue to make payments under the agreement until the equipment is sold.

See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Financial Condition--Capital Requirements" and "--Liquidity and Sources of Capital" in Item 7 of Oglethorpe's 2000 Annual Report on Form 10-K.

General
-------

Total assets and total equity plus liabilities as of March 31, 2001 were $4.5 billion, which was $66.9 million less than the total at December 31, 2000. The decrease was due primarily to depreciation of plant, and to decreases in receivables and cash and temporary cash investments, offset somewhat by additions to construction work in progress.

Assets


Property additions for the three months ended March 31, 2001 totaled $11.1 million primarily for purchases of nuclear fuel and for additions, replacements, and improvements to existing generation facilities.

The decrease in cash and temporary cash investments was a result of cash used in
financing  and  investing  activities,   including  debt  principal  repayments,
exceeding cash provided from operations.

The decrease in receivables is primarily due to a cold December, which resulted in higher energy charges billed to Members at December 31, 2000 than at March 31, 2001.

The increase in notes and interim financing receivable is primarily due to the construction of new generating facilities as discussed above. Oglethorpe expects that these facilities will ultimately be owned by two separate entities, which will be owned by those Members who participate in these facilities.

Inventories increased primarily as a result of the seasonal buildup of the coal stockpiles at plants Scherer and Wansley in preparation for the summer peak period.

The decrease in prepayments and other current assets was primarily due to the reclassification of $33.8 million in equipment to notes and interim financing receivables. See above for discussion of notes and interim financing receivables.

The decrease in other deferred charges was due to the amortization of nuclear outage costs exceeding additional nuclear outage costs.


Equity and Liabilities


Accounts payable decreased principally due to the accrual of lower off-system energy charges at March 31, 2001 as compared to December 31, 2000. Due to the cold weather in December, off-system energy purchases were significantly higher in December. In addition, accruals for Georgia Power Company charges were lower at March 31, 2001.

The increase in notes payable was attributable to commercial paper issued by Oglethorpe as interim financing for costs incurred in the construction of the future generation facilities discussed above. (See "Capital Requirements and Liquidity and Sources of Capital" above for a discussion regarding permanent financing of these projects.)

The decrease in accrued interest primarily resulted from an interest payment associated with the lease of Plant Scherer Unit No. 2, and to a lesser extent, interest payments associated with certain Pollution Control Bonds. These payments were made January 2, 2001 for interest accrued during the previous six months.

Accrued and withheld taxes increased as a result of the normal monthly accruals for property taxes, which are generally paid in the fourth quarter of the year.

The decrease in other current liabilities resulted primarily from lower negative cash balances at March 31, 2001 as compared to December 31, 2000, and for payment of year-end accruals.

The interest rate swap arrangements represent an unrealized loss from adoption of SFAS No. 133. For further discussion see Note B of Notes to Condensed Financial Statements.

Forward-Looking Statements and Associated Risks


This Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding, among other items, (i) anticipated trends in Oglethorpe's business and (ii) Oglethorpe's future capital requirements and sources of capital. These forward-looking statements are based largely on Oglethorpe's current expectations and are subject to a number of risks and uncertainties, certain of which are beyond Oglethorpe's control. For factors that could cause actual results to differ materially from those anticipated by these forward-looking statements, see "OGLETHORPE'S POWER SUPPLY RESOURCES--Future Power Resources," "FACTORS AFFECTING THE ELECTRIC UTILITY INDUSTRY" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Miscellaneous--Competition" in Items 1 and 7 of Oglethorpe's 2000 Annual Report on Form 10-K. In light of these risks and uncertainties, there can be no assurance that events anticipated by the forward-looking statements contained in this Quarterly Report will in fact transpire.



Item 3.  Quantitative and Qualitative Disclosures About Market Risk


Changes in Risk Exposure

In April 2001, Oglethorpe entered into two swap agreements with respect to specified quantities of natural gas in 2002 and 2003. Under the agreements, Oglethorpe pays the counterparty at a fixed price and receives a payment based on a market price index for natural gas. These payment obligations are netted, such that if the market price index is lower than the fixed price, Oglethorpe will make a net payment, and if the market price index is higher than the fixed price, Oglethorpe will receive a net payment. Oglethorpe will pass through an applicable portion of the costs and benefits of this agreement to Smarr EMC and to a new entity that will own the combustion turbines scheduled for completion in 2002 and 2003. See "Financial Condition--Capital Requirements and Sources of Capital" in Item 2 above and "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK--Commodity Price Risk" in Item 7A of Oglethorpe's 2000 Annual Report on Form 10-K. Oglethorpe's market price risk exposure on these agreements is not material. Oglethorpe may enter into similar agreements regarding natural gas in the future.

Oglethorpe's market risks have not changed materially from the market risks reported in Oglethorpe's 2000 Annual Report on Form 10-K. For information regarding Oglethorpe's risk management policies, see Item 7A of Oglethorpe's Annual Report on Form 10-K.

PART II -   OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

  (a)   Exhibits

   None.

   (b)   Reports on Form 8-K

   No reports on Form 8-K were filed by Oglethorpe for the quarter ended March 31, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                Oglethorpe Power Corporation
                                (An Electric Membership Corporation)



Date: May 15, 2001          By: /s/ Thomas A. Smith
                                -------------------
                                    Thomas A. Smith
                               President and Chief Executive Officer
                              (Principal Executive Officer)

Date: May 15, 2001              /s/ Mac F. Oglesby
                                ------------------
                                    Mac F. Oglesby
                               Treasurer
                              (Principal Financial Officer)

Date: May 15, 2001             /s/ W. Clayton Robbins
                               ----------------------
                                   W. Clayton Robbins
                               Senior Vice President, Finance and Administration
                              (Principal Financial Officer)

Date: May 15, 2001             /s/ Willie B. Collins
                               ---------------------
                                   Willie B. Collins
                               Controller
                              (Chief Accounting Officer)