Form 10-Q
period 2001-06-30
OGLETHORPE POWER CORP
filed 2001-08-13
CIK 788816

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ---------------------

                                    FORM 10-Q

                                   (Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to _____________

                           Commission File No. 33-7591
                              ---------------------
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

                          OGLETHORPE POWER CORPORATION

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2001


                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION

   Item 1. Financial Statements

     Condensed  Balance Sheets as of June 30, 2001
     (Unaudited) and December 31, 2000                                         3

     Condensed Statements of Revenues and Expenses
     (Unaudited) for the Three Months and Six Months ended
     June 30, 2001 and 2000                                                    5

     Condensed Statements of Patronage Capital and Membership
     Fees and Accumulated Other Comprehensive Margin
     (Unaudited) for the Six Months ended
     June 30, 2001 and 2000                                                    6

     Condensed Statements of Cash Flows (Unaudited)
     for the Six Months ended June 30, 2001 and 2000                           7

     Notes to Condensed Financial Statements                                   8

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations                      10

   Item 3. Quantitative and Qualitative Disclosures About
           Market Risk                                                        15


PART II - OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K                                   17


SIGNATURES                                                                    18

PART I -  FINANCIAL INFORMATION
Item 1.  Financial Statements


Oglethorpe Power Corporation
Condensed Balance Sheets
June 30, 2001 and December 31, 2000
---------------------------------------------------------------------------------------------------------------------------
                                                                                            (dollars in thousands)

                                                                                       2001                     2000
                                    Assets                                         (Unaudited)
                                                                                -------------------------------------------
Electric plant, at original cost:
  In service                                                                            $4,889,887              $4,883,680
  Less:  Accumulated provision for depreciation                                         (1,815,390)             (1,752,176)
                                                                                -------------------       -----------------
                                                                                         3,074,497               3,131,504

  Nuclear fuel, at amortized cost                                                           75,780                  83,470
  Construction work in progress                                                             37,007                  24,841
                                                                                -------------------       -----------------
                                                                                         3,187,284               3,239,815
                                                                                -------------------       -----------------
Investments and funds:
  Decommissioning fund, at market                                                          150,004                 148,300
  Deposit on Rocky Mountain transactions, at cost                                           65,812                  63,665
  Bond, reserve and construction funds, at market                                           29,076                  29,167
  Investment in associated organizations, at cost                                           20,474                  19,997
  Other, at cost                                                                             1,252                   1,513
                                                                                -------------------       -----------------
                                                                                           266,618                 262,642
                                                                                -------------------       -----------------
Current assets:
  Cash and temporary cash investments, at cost                                             327,836                 330,622
  Other short-term investments, at market                                                   84,929                  81,715
  Receivables                                                                              100,976                 143,353
  Notes and interim financing receivables                                                  163,821                  38,548
  Inventories, at average cost                                                              76,543                  75,389
  Prepayments and other current assets                                                      39,215                  59,824
                                                                                -------------------       -----------------
                                                                                           793,320                 729,451
                                                                                -------------------       -----------------
Deferred charges:
  Premium and loss on reacquired debt, being amortized                                     166,845                 175,944
  Deferred amortization of Scherer leasehold                                               103,007                 102,753
  Discontinued projects, being amortized                                                     7,973                   9,490
  Deferred debt expense, being amortized                                                    16,381                  16,968
  Other                                                                                     27,512                  31,107
                                                                                -------------------       -----------------
                                                                                           321,718                 336,262
                                                                                -------------------       -----------------
                                                                                        $4,568,940              $4,568,170
                                                                                ===================       =================

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Balance Sheets
June 30, 2001 and December 31, 2000
--------------------------------------------------------------------------------------------------------------------------------
                                                                                             (dollars in thousands)

                                                                                       2001                        2000
                            Equity and Liabilities                                  (Unaudited)
                                                                               -------------------------------------------------
Capitalization:
  Patronage capital and membership fees and accumulated
     other comprehensive margin                                                             $371,255                   $392,682
  Long-term debt                                                                           2,953,571                  3,019,019
  Obligation under capital leases                                                            263,177                    267,449
  Obligation under Rocky Mountain transactions                                                65,812                     63,665
                                                                               ----------------------       --------------------
                                                                                           3,653,815                  3,742,815
                                                                               ----------------------       --------------------
Current liabilities:
  Long-term debt and capital leases due within one year                                      140,148                    136,053
  Accounts payable                                                                            80,909                    114,964
  Notes payable                                                                              182,621                     78,482
  Accrued interest                                                                            59,743                     67,394
  Accrued and withheld taxes                                                                  13,186                        674
  Other current liabilities                                                                    7,246                     23,017
                                                                               ----------------------       --------------------
                                                                                             483,853                    420,584
                                                                               ----------------------       --------------------
Deferred credits and other liabilities:
  Gain on sale of plant, being amortized                                                      52,095                     53,332
  Net benefit of sale of income tax benefits, being amortized                                  6,007                     10,012
  Net benefit of Rocky Mountain transactions, being amortized                                 81,226                     82,819
  Accumulated deferred income taxes                                                           63,485                     63,485
  Decommissioning reserve                                                                    174,996                    174,553
  Interest rate swap arrangements                                                             31,188                     -
  Other                                                                                       22,275                     20,570
                                                                               ----------------------       --------------------
                                                                                             431,272                    404,771
                                                                               ----------------------       --------------------
                                                                                          $4,568,940                 $4,568,170
                                                                               ======================       ====================

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Revenues and Expenses (Unaudited)
For the Three and Six Months Ended June 30, 2001 and 2000
------------------------------------------------------------------------------------------------------------------------------------
                                                                                              (dollars in thousands)

                                                                                 Three Months                     Six Months
                                                                           -------------------------       -------------------------
                                                                              2001            2000           2001            2000
                                                                           -------------------------       -------------------------
Operating revenues:
   Sales to Members                                                        $ 258,571       $ 271,384      $ 555,077       $ 536,090
   Sales to non-Members                                                       21,340          13,642         31,441          23,820
                                                                           ---------       ---------      ---------       ---------
    Total operating revenues                                                 279,911         285,026        586,518         559,910
                                                                           ---------       ---------      ---------       ---------
Operating expenses:
  Fuel                                                                        56,949          55,597        101,129         104,709
  Production                                                                  49,611          51,994        103,832         111,096
  Purchased power                                                             94,680          83,555        206,518         156,069
  Depreciation and amortization                                               32,044          32,894         64,157          65,631
                                                                           ---------       ---------      ---------       ---------
    Total operating expenses                                                 233,284         224,040        475,636         437,505
                                                                           ---------       ---------      ---------       ---------
Operating margin                                                              46,627          60,986        110,882         122,405
                                                                           ---------       ---------      ---------       ---------
Other income (expense):
  Investment income                                                            8,059          11,776         18,308          20,725
  Amortization of deferred gains                                                 618             619          1,237           1,237
  Amortization of proceeds from sale of income tax benefits                    2,798           2,799          5,597           5,597
  Allowance for equity funds used during construction                             44              16             68              28
  Other                                                                        1,129             488          1,811             856
                                                                           ---------       ---------      ---------       ---------
    Total other income                                                        12,648          15,698         27,021          28,443
                                                                           ---------       ---------      ---------       ---------
Interest charges:
  Interest on long-term-debt and capital leases                               53,335          55,476        106,893         110,713
  Other interest                                                               2,302           6,176          7,045          10,715
  Allowance for debt funds used during construction                             (556)             34           (907)            (65)
  Amortization of debt discount and expense                                    5,405           5,374         10,800          10,674
                                                                           ---------       ---------      ---------       ---------
    Net interest charges                                                      60,486          67,060        123,831         132,037
                                                                           ---------       ---------      ---------       ---------
Net margin (loss)                                                          ($  1,211)      $   9,624      $  14,072       $  18,811
                                                                           =========       =========      =========       =========


The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Patronage Capital and Membership Fees and
Accumulated Other Comprehensive Margin (Unaudited)
For the Six Months Ended June 30, 2001 and 2000
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                     (dollars in thousands)


                                                                                  Patronage       Accumulated
                                                                                 Capital and         Other
                                                                                 Membership       Comprehensive
                                                                                    Fees          Margin (Loss)         Total
                                                                               ----------------------------------------------------

Balance at December 31, 1999                                                          $371,634             ($1,609)       $370,025
Components of comprehensive margin:
   Net margin                                                                           18,811                              18,811
   Unrealized gain on available-for-sale securities                                                            417             417
                                                                                                                   ----------------
Total comprehensive margin                                                                                                  19,228
                                                                                                                   ----------------

                                                                               ----------------------------------------------------
Balance at June 30, 2000                                                              $390,445             ($1,192)       $389,253
                                                                               ====================================================


Balance at December 31, 2000                                                          $391,611              $1,071        $392,682
Components of comprehensive margin:
   Net margin                                                                           14,072                              14,072
   Cumulative effect of accounting change to record unrealized
        loss on interest rate swap arrangements as of January 1, 2001                                      (33,515)        (33,515)
   Unrealized gain on interest rate swap arrangements                                                        2,327           2,327
   Unrealized gain on available-for-sale securities                                                            300             300
   Unrealized loss on financial gas hedges                                                                  (4,611)         (4,611)
                                                                                                                   ----------------
Total comprehensive margin (loss)                                                                                          (21,427)
                                                                                                                   ----------------

                                                                               ----------------------------------------------------
Balance at June 30, 2001                                                              $405,683            ($34,428)       $371,255
                                                                               ====================================================

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2001 and 2000
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                    (dollars in thousands)

                                                                                            2001                          2000
                                                                                       ---------------------------------------------
Cash flows from operating activities:
   Net margin                                                                                  $14,072                      $18,811
                                                                                       ----------------              ---------------

   Adjustments to reconcile net margin to net cash
      provided by operating activities:
        Depreciation and amortization                                                           89,834                      100,992
        Allowance for equity funds used during construction                                        (68)                         (28)
        Amortization of deferred gains                                                          (1,237)                      (1,237)
        Amortization of net benefit of sale of income tax benefits                              (5,597)                      (5,597)
        Deferred income taxes                                                                       -                           283
        Other                                                                                    4,089                        7,801

   Change in net current assets, excluding long-term debt
      and capital leases due within one year and  notes payable:
        Notes receivable                                                                           (42)                         (13)
        Receivables                                                                             42,377                      (18,467)
        Inventories                                                                             (1,154)                       7,973
        Prepayments and other current assets                                                       (55)                       3,101
        Accounts payable                                                                       (34,055)                     (16,175)
        Accrued interest                                                                        (7,651)                     (24,665)
        Accrued and withheld taxes                                                              12,512                       13,380
        Other current liabilities                                                              (20,382)                      (5,427)
                                                                                       ----------------              ---------------
          Total adjustments                                                                     78,571                       61,921
                                                                                       ----------------              ---------------
       Net cash provided by operating activities                                                92,643                       80,732
                                                                                       ----------------              ---------------
Cash flows from investing activities:
     Property additions                                                                        (28,398)                     (53,607)
     Net proceeds from bond, reserve and construction funds                                        397                        2,964
     (Increase) decrease in investment in associated organizations                                (477)                         137
     Increase in other short-term investments                                                   (3,221)                      (1,944)
     Increase in decommissioning fund                                                           (3,299)                      (6,673)
     Other-generation equipment deposits                                                       (13,064)                           -
                                                                                       ----------------              ---------------
       Net cash used in investing activities                                                   (48,062)                     (59,123)
                                                                                       ----------------              ---------------
Cash flows from financing activities:
     Long-term debt proceeds, net                                                                1,735                       (1,710)
     Long-term debt payments                                                                   (61,737)                     (81,014)
     Increase in notes payable                                                                 104,139                       81,997
     Increase in notes receivable under interim financing agreement                            (91,504)                     (56,790)
                                                                                       ----------------              ---------------
       Net cash used in financing activities                                                   (47,367)                     (57,517)
                                                                                       ----------------              ---------------
Net decrease in cash and temporary cash investments                                             (2,786)                     (35,908)
Cash and temporary cash investments at beginning of period                                     330,622                      222,814
                                                                                       ----------------              ---------------
Cash and temporary cash investments at end of period                                          $327,836                     $186,906
                                                                                       ================              ===============
Cash paid for:
     Interest (net of amounts capitalized)                                                    $120,682                     $140,325
     Income taxes                                                                                   -                             -


The accompanying notes are an integral part of these condensed financial statements.

                          Oglethorpe Power Corporation
                     Notes to Condensed Financial Statements
                             June 30, 2001 and 2000

(A) The condensed financial statements included in this report have been prepared by Oglethorpe Power Corporation (Oglethorpe), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the information furnished in this report reflects all adjustments (which include only normal recurring adjustments) and estimates necessary to present fairly, in all material respects, the results for the periods ended June 30, 2001 and 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although Oglethorpe believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Oglethorpe's latest Annual Report on Form 10-K, as filed with the SEC. Certain amounts for 2000 have been reclassified to conform with the current period presentation. The results of operations for the three and six months periods ended June 30, 2001 are not necessarily indicative of results to be expected for the full year.

(B) Effective January 1, 2001, Oglethorpe adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." The standard establishes accounting and reporting requirements for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires the recognition of certain derivatives as assets or liabilities on Oglethorpe's balance sheet and measurement of those instruments at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is classified as a hedge and if so, the type of hedge. Oglethorpe has classified, pursuant to SFAS No. 133, two interest rate swap arrangements as cash flow hedges. Accordingly, as of January 1, 2001 Oglethorpe recorded as a cumulative effect adjustment an unrealized loss in comprehensive margin of $33.5 million and a corresponding increase in other liabilities. (For a discussion of the interest rate swap arrangements, see Note 2 of Notes to Financial Statements in Item 8 of Oglethorpe's Annual Report on Form 10-K.)

     The application of the new rules for SFAS No. 133 is still evolving and further guidance from the Financial Accounting Standards Board is expected which could further impact Oglethorpe's financial statements. In addition, Oglethorpe will continue to evaluate use of derivatives, including their effectiveness for hedging, and to apply appropriate procedures and methods for valuing them.

(C) In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". Under these new standards the FASB eliminated accounting for certain mergers and acquisitions as poolings of interests, eliminated amortization of goodwill and indefinite life intangible assets, and established new impairment measurement procedures for goodwill. For calendar-year reporting companies, the standards become effective for all acquisitions completed on or after June 30, 2001. Changes in financial statement treatment for goodwill and intangible assets arising from mergers and acquisitions completed prior to June 30, 2001 become effective January 1, 2002. Oglethorpe's management does not believe the impact will be material.

Item 2.  Management's  Discussion  and  Analysis  of  Financial  Condition   and
         Results of Operations

Results of Operations

For the Three Months and Six Months Ended June 30, 2001 and 2000
----------------------------------------------------------------

Net Margin

Oglethorpe's net margin (loss) for the three months and six months ended June 30, 2001 were ($1.2) million and $14.1 million compared to $9.6 million and $18.8 million for the same periods of 2000. As a result of lower than budgeted fixed production expenses and lower interest costs for the six month period ended June 30, 2001, Oglethorpe's Board of Directors approved a $17.3 million reduction to revenue requirements. This was recorded as a $17.3 million reduction in Sales to Members in the second quarter of 2001. Year-to-date net margin, after this adjustment, is on target to meet the margin requirement under Oglethorpe's Indenture.

Operating Revenues

Revenues from sales to Oglethorpe's 39 retail electric distribution cooperative members (the Members) for the three months and six months ended June 30, 2001 were 4.7% lower and 3.5% higher than such revenues for the same periods of 2000. Megawatt-hour (MWh) sales to Members decreased 1.4% in the current quarter and increased 3.1% year-to-date compared to the same periods of 2000. The decrease in MWh sales to Members in the second quarter of 2001 compared to the same period of 2000 was primarily due to cooler weather in the current quarter. The year-to-date increase in MWh sales to Members was primarily due to continued sales growth in the Members' service territories. The average revenue per MWh from sales to Members decreased 3.4% during the second quarter and increased 0.4% year-to-date compared to the same periods of 2000.

The components of Member revenues for the three months and six months ended June 30, 2001 and 2000 were as follows:

                                      Three Months              Six Months
                                     Ended June 30,           Ended June 30,
                                     --------------           --------------

                                   2001         2000         2001         2000
                                   ----         ----         ----         ----
                                              (dollars in thousands)

Capacity revenues                $142,898     $157,612     $301,376     $312,928
Energy revenues                   115,673      113,772      253,701      223,162
                                  -------      -------      -------      -------
     Total                       $258,571     $271,384     $555,077     $536,090
                                 ========     ========     ========     ========

Capacity revenues from Members for the three months and six months ended June 30, 2001 were 9.3% and 3.7% lower compared to the same periods of 2000. The decrease in capacity revenues was primarily due to lower fixed production expenses and lower interest costs. Energy revenues were 1.7% and 13.7% higher for the current periods of 2001 compared to the same periods of 2000. The increase in energy revenues in 2001 was partly due to the pass-through of higher purchased power energy costs and partly due to an increase in the volume of purchased MWhs (see "Operating Expenses" below). Oglethorpe's average energy revenue per MWh from sales to Members was 3.1% and 10.2% higher in the current three-month and six-month periods compared to the same periods of 2000.

Sales to non-Members were from energy sales to other utilities and power marketers. The following table summarizes the sources of non-Member revenues for the three months and six months ended June 30, 2001 and 2000:

                                        Three Months             Six Months
                                        Ended June 30,          Ended June 30,
                                        --------------          --------------

                                      2001        2000        2001        2000
                                      ----        ----        ----        ----

                                              (dollars in thousands)

Sales to other utilities             $19,798     $11,768     $27,954     $20,345
Sales to power marketers               1,542       1,874       3,487       3,475
                                       -----       -----       -----       -----
     Total                           $21,340     $13,642     $31,441     $23,820
                                     =======     =======     =======     =======

Sales to other utilities represent sales made directly by Oglethorpe. Oglethorpe sells energy to non-Members from its available resources that is neither utilized to serve its Members nor contractually dedicated to the power marketers. The cooler weather and corresponding decrease in MWh sales to Members in the second quarter of 2001 resulted in an increase in energy available for sale to other utilities. In addition, Oglethorpe increased purchased MWhs for resale to other utilities.

Sales to the power marketers represent the net energy transmitted on behalf of LG&E Energy Marketing Inc. (LEM) and Morgan Stanley Capital Group Inc. (Morgan Stanley) off-system on a daily basis from Oglethorpe's total resources under the LEM and Morgan Stanley power marketer arrangements. Oglethorpe sold this energy to LEM at Oglethorpe's cost, subject to certain limitations, and to Morgan Stanley at a contractually fixed price. The volume of sales to power marketers depends primarily on the power marketers' decisions for servicing their load requirements.

Operating Expenses

Operating expenses for the three-month and six-month periods of 2001 were 4.1% and 8.7% higher compared to the same periods of 2000. The increase was due to higher purchased power costs for the three-month and six-month periods ended June 30, 2001 compared to the same periods of 2000, offset somewhat by decreases in production costs for the current periods of 2001 compared to the same periods of 2000.

Purchased power costs increased 13.3% and 32.3% in the current periods of 2001 compared to the same periods of 2000. This increase in purchased power costs resulted from a combination of increased purchased MWhs and higher average cost per MWh in 2001 compared to 2000. Purchased MWhs increased 2.4% and 17.6% in the three-month and six-month periods of 2001 compared to the same periods of 2000. The average cost per MWh of total purchased power increased 10.7% and 12.5% in current quarter and year-to-date periods of 2001 compared to the comparable periods of 2000. Purchased power costs were as follows:

                                          Three Months            Six Months
                                          Ended June 30,        Ended June 30,
                                          --------------        --------------

                                         2001       2000       2001       2000
                                         ----       ----       ----       ----

                                              (dollars in thousands)

Purchase power capacity costs          $ 27,096   $ 24,446   $ 52,014   $ 46,057
Purchase power energy costs              67,584     59,109    154,504    110,012
                                         ------     ------    -------    -------
     Total                             $ 94,680   $ 83,555   $206,518   $156,069
                                       ========   ========   ========   ========

Purchased power capacity costs for the three months and six months ended June 30, 2001 were 10.8% and 12.9% higher than the same periods of 2000. The higher capacity costs were primarily a result of capacity charges incurred for new power purchase agreements, including an agreement with Doyle I, LLC that commenced in May 2000. Purchased power energy costs for the three-month and six-month periods of 2001 were 14.3% and 40.4% higher compared to the same periods of 2000. This increase resulted partly from higher volume of purchased MWhs and partly from higher prices in the wholesale electricity markets. During the current periods of 2001 the average cost of purchased power energy increased 11.7% and 19.5% compared to the same periods of 2000.

Production costs decreased 4.6% and 6.5% for the current quarter and year-to-date compared to the same periods of 2000. The lower production costs in 2001 resulted partly from lower operation and maintenance (O&M) expenses at Plants Scherer, Wansley and Hatch and partly from lower administrative and general costs. O&M expenses for Plant Scherer were higher in 2000 due to a $1.6 million true up for sharing of O&M expenses between the owners of Units No. 1 and 2 and the owners of Units No. 3 and 4 related to the burning of western coal. The lower O&M expenses in 2001 at Plant Wansley were due to lower maintenance outage costs at Unit No. 2 in the first quarter of 2001 compared to the same quarter of 2000. Variable O&M expenses at Plant Hatch were lower in 2001 compared to 2000. Administrative and general costs were lower in 2001 partly due to lower expenses incurred for support services provided by Georgia System Operations Corporation and partly due to expenses incurred in 2000 for special strategic projects.

Other Income

Investment income decreased 31.6% and 11.7% in the three months and six months ended June 30, 2001 compared to 2000 primarily due to lower earnings from the decommissioning fund.

Interest Charges

Other interest expense decreased 62.7% and 34.3% for the current periods compared to the same periods of 2000 primarily as a result of a decrease in interest earnings on decommissioning funds, which create an offsetting interest expense.

Financial Condition

Capital Requirements and Liquidity and Sources of Capital
---------------------------------------------------------

Under the Wholesale Power Contracts, Members can elect on an annual basis whether to have Oglethorpe provide joint planning and resource management services. These services consist of bulk power supply planning, future resource procurement and bulk power sales for the Members. (See "OGLETHORPE'S POWER SUPPLY RESOURCES--Future Power Resources" in Item 1 of Oglethorpe's 2000 Annual Report on Form 10-K.) Oglethorpe is in the process of arranging the necessary power supply for Members that currently participate in joint planning and resource management services. In this regard, Oglethorpe has entered into agreements to acquire and construct six gas-fired combustion turbines designed to provide 618 MW of capacity and a gas-fired combined cycle facility designed to provide 468 MW of capacity. Four of the combustion turbines are scheduled for completion in 2002, with the other two to be completed in 2003. The combined cycle facility is scheduled for completion in 2003. Oglethorpe expects that these new generation facilities will ultimately be owned by two separate cooperatives to be incorporated in the near future. The new cooperatives will be owned by those Members participating in the respective facilities.

Oglethorpe is currently providing interim financing for the construction of these facilities. As of June 30, $159.8 million of commercial paper was outstanding for this purpose. Oglethorpe expects to issue the maximum amount of its commercial paper ($260 million) by the fall of 2001 in conjunction with the interim financing of these new generation facilities. Oglethorpe has submitted loan applications to the Rural Utilities Service (RUS) to provide financing for these projects and expects a response from RUS later in 2001. The loan applications were made on behalf of any entity that may ultimately own these facilities. However, due to the anticipated timing of the loan approval and funding from the RUS, Oglethorpe will need and is seeking additional construction financing until permanent financing is obtained.

Oglethorpe also continues to make payments under an agreement to purchase equipment for an additional gas-fired combined cycle facility. As of June 30, 2001, Oglethorpe had $22.8 million of commercial paper outstanding relating to payments under this agreement. Oglethorpe is pursuing a sale of this equipment, but will continue to make payments under the agreement until the equipment is sold.

See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Financial Condition--Capital Requirements" and "--Liquidity and Sources of Capital" in Item 7 of Oglethorpe's 2000 Annual Report on Form 10-K.

General
-------

Total assets and total equity plus liabilities as of June 30, 2001 were $4.6 billion, which was $770,000 more than the total at December 31, 2000. The increase was due primarily to additions to construction work in progress and an increase in the interim financing receivable offset by depreciation of plant and a decrease in accounts receivable.

Assets

Property additions for the six months ended June 30, 2001 totaled $28.4 million primarily for purchases of nuclear fuel and for additions, replacements, and improvements to existing generation facilities.

The decrease in cash and temporary cash investments was a result of cash used in
financing  and  investing  activities,   including  debt  principal  repayments,
exceeding cash provided from operations.

The decrease in receivables was primarily due to a cold December, which resulted in higher energy charges billed to Members at December 31, 2000 than at June 30, 2001.

The increase in notes and interim financing receivables was primarily due to the construction of new generating facilities as discussed above. These facilities will ultimately be owned by two separate cooperatives, as discussed above, which will be owned by those Members who participate in these facilities. These cooperatives will reimburse Oglethorpe for construction costs after permanent financing is obtained.

The decrease in prepayments and other current assets was primarily due to the reclassification of $33.8 million in equipment to notes and interim financing receivables.

The decrease in other deferred charges was due to the amortization of nuclear outage costs exceeding additional deferrals of nuclear outage costs.

Equity and Liabilities

Accounts payable decreased principally due to the accrual of lower off-system energy charges at June 30, 2001 as compared to December 31, 2000. Due to the cold weather in December, off-system energy purchases were significantly higher. In addition, accruals for Georgia Power Company charges were lower at June 30, 2001.

The increase in notes payable was attributable to commercial paper issued by Oglethorpe as interim financing for costs incurred in the construction of the future generation facilities discussed above. (See "Capital Requirements and Liquidity and Sources of Capital" above for a discussion regarding financing of these projects.)

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

The decrease in other current liabilities resulted primarily from lower negative cash balances, resulting from zero balance sweep accounts, at June 30, 2001 as compared to December 31, 2000, and for payment of year-end accruals.

The interest rate swap arrangements represent an unrealized loss from adoption of SFAS No. 133. (For further discussion see Note B of Notes to Condensed Financial Statements.)

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". Under these new standards the FASB eliminated accounting for certain mergers and acquisitions as poolings of interests, eliminated amortization of goodwill and indefinite life assets, and established new impairment measurement procedures for goodwill. For calendar-year reporting companies, the standards become effective for all acquisitions completed on or after June 30, 2001. Changes in financial statement treatment for goodwill and intangible assets arising from mergers and acquisitions completed prior to June 30, 2001 become effective January 1, 2002. Oglethorpe's management does not believe the impact will be material.

Forward-Looking Statements and Associated Risks

This Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding, among other items, (i) anticipated trends in Oglethorpe's business and (ii) Oglethorpe's future capital requirements and sources of capital. These forward-looking statements are based largely on Oglethorpe's current expectations and are subject to a number of risks and uncertainties, certain of which are beyond Oglethorpe's control. (For factors that could cause actual results to differ materially from those anticipated by these forward-looking statements, see "OGLETHORPE'S POWER SUPPLY RESOURCES--Future Power Resources," FACTORS AFFECTING THE ELECTRIC UTILITY INDUSTRY" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Miscellaneous--Competition" in Items 1 and 7 of Oglethorpe's 2000 Annual Report on Form 10-K.) In light of these risks and uncertainties, there can be no assurance that events anticipated by the forward-looking statements contained in this Quarterly Report will in fact transpire.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Changes in Risk Exposure

Oglethorpe has entered into several natural gas swap agreements to hedge a portion of its exposure to variable energy charges under long-term power purchase contracts. Under these swap agreements, Oglethorpe pays the counterparty a fixed price for specified natural gas quantities and receives a payment for such quantities based on a market price index. These payment obligations are netted, such that if the market price index is lower than the fixed price, Oglethorpe will make a net payment, and if the market price index is higher than the fixed price, Oglethorpe will receive a net payment. (See "Financial Condition--Capital Requirements and Liquidity and Sources of Capital" in Item 2 above and "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK--Commodity Price Risk" in Item 7A of Oglethorpe's 2000 Annual Report on Form 10-K.) Oglethorpe's market price risk exposure on these agreements is not material.

Oglethorpe's market risks have not changed materially from the market risks reported in Oglethorpe's 2000 Annual Report on Form 10-K. (For information regarding Oglethorpe's risk management policies, see Item 7A of Oglethorpe's Annual Report on Form 10-K.)

PART II -   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

    Number     Description
    ------     -----------

    10.29 Amendment to Employment Agreement, dated May 8, 2001, between Oglethorpe and Thomas A. Smith.

    10.30 Amendment to Employment Agreement, dated May 8, 2001, between Oglethorpe and Elizabeth Higgins.

    (b)  Reports on Form 8-K

         No reports on Form 8-K were filed by Oglethorpe for the quarter ended June 30, 2001.

                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Oglethorpe Power Corporation
                                         (An Electric Membership Corporation)


Date: August 13, 2001           By:      /s/ Thomas A. Smith
                                         -------------------
                                             Thomas A. Smith
                                         President and Chief  Executive  Officer
                                         (Principal Executive Officer)

Date: August 13, 2001                    /s/ Mac F. Oglesby
                                         ------------------
                                             Mac F. Oglesby
                                         Treasurer
                                         (Principal Financial Officer)

Date: August 13, 2001                    /s/ W. Clayton Robbins
                                         ----------------------
                                             W. Clayton Robbins
                                         Senior  Vice  President,  Finance   and
                                         Administration (Principal Financial
                                         Officer)

Date: August 13, 2001                    /s/ Willie B. Collins
                                         ---------------------
                                             Willie B. Collins
                                         Controller
                                         (Chief Accounting Officer)