Form 10-Q
period 2001-09-30
OGLETHORPE POWER CORP
filed 2001-11-14
CIK 788816

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                               ------------------

                                    FORM 10-Q

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                    THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The Registrant is a membership corporation and has no authorized or outstanding equity securities.

================================================================================

                          OGLETHORPE POWER CORPORATION

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001


                                                                        Page No.

PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Condensed Balance Sheets as of September 30, 2001
            (Unaudited) and December 31, 2000                               3

            Condensed Statements of Revenues and Expenses
            (Unaudited) for the Three Months and Nine Months ended
            September 30, 2001 and 2000                                     5

            Condensed Statements of Patronage Capital and Membership
            Fees and Accumulated Other Comprehensive Margin
            (Unaudited) for the Nine Months ended
            September 30, 2001 and 2000                                     6

            Condensed Statements of Cash Flows (Unaudited)
            for the Nine Months ended September 30, 2001 and 2000           7

            Notes to Condensed Financial Statements                         8

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                  10

   Item 3.  Quantitative and Qualitative Disclosures About
            Market Risk                                                    16


PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings                                              17

   Item 6.  Exhibits and Reports on Form 8-K                               17


SIGNATURES                                                                 18

PART I -  FINANCIAL INFORMATION
Item 1.  Financial Statements



Oglethorpe Power Corporation
Condensed Balance Sheets
September 30, 2001 and December 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                        (dollars in thousands)

                                                                                                    2001                    2000
                               Assets                                                            (Unaudited)
                                                                                                ------------------------------------

Electric plant, at original cost:
  In service                                                                                   $ 4,895,223              $ 4,883,680
  Less:  Accumulated provision for depreciation                                                 (1,847,600)              (1,752,176)
                                                                                               -----------              -----------
                                                                                                 3,047,623                3,131,504

  Nuclear fuel, at amortized cost                                                                   72,206                   83,470
  Construction work in progress                                                                     42,141                   24,841
                                                                                               -----------              -----------
                                                                                                 3,161,970                3,239,815
                                                                                               -----------              -----------

Investments and funds:
  Decommissioning fund, at market                                                                  141,491                  148,300
  Deposit on Rocky Mountain transactions, at cost                                                   66,922                   63,665
  Bond, reserve and construction funds, at market                                                   28,773                   29,167
  Investment in associated organizations, at cost                                                   21,095                   19,997
  Other, at cost                                                                                       926                    1,513
                                                                                               -----------              -----------
                                                                                                   259,207                  262,642
                                                                                               -----------              -----------

Current assets:
  Cash and temporary cash investments, at cost                                                     325,998                  330,622
  Other short-term investments, at market                                                           88,222                   81,715
  Receivables                                                                                      103,792                  143,353
  Notes and interim financing receivables                                                          285,328                   38,548
  Inventories, at average cost                                                                      72,614                   75,389
  Prepayments and other current assets                                                              24,288                   59,824
                                                                                               -----------              -----------
                                                                                                   900,242                  729,451
                                                                                               -----------              -----------

Deferred charges:
  Premium and loss on reacquired debt, being amortized                                             162,592                  175,944
  Deferred amortization of Scherer leasehold                                                       103,134                  102,753
  Discontinued projects, being amortized                                                             7,215                    9,490
  Deferred debt expense, being amortized                                                            16,376                   16,968
  Other                                                                                             26,458                   31,107
                                                                                               -----------              -----------
                                                                                                   315,775                  336,262
                                                                                               -----------              -----------
                                                                                               $ 4,637,194              $ 4,568,170
                                                                                               ===========              ===========


The accompanying notes are an integral part of these condensed financial statements.



Oglethorpe Power Corporation
Condensed Balance Sheets
September 30, 2001 and December 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                        (dollars in thousands)

                                                                                                    2001                    2000
                       Equity and Liabilities                                                    (Unaudited)
                                                                                                 -----------------------------------

Capitalization:
  Patronage capital and membership fees and accumulated
     other comprehensive margin                                                                   $  351,794             $  392,682
  Long-term debt                                                                                   2,930,463              3,019,019
  Obligation under capital leases                                                                    261,041                267,449
  Obligation under Rocky Mountain transactions                                                        66,922                 63,665
                                                                                                  ----------             ----------
                                                                                                   3,610,220              3,742,815
                                                                                                  ----------             ----------

Current liabilities:
  Long-term debt and capital leases due within one year                                              141,983                136,053
  Accounts payable                                                                                   108,171                114,964
  Notes payable                                                                                      258,228                 78,482
  Accrued interest                                                                                    55,103                 67,394
  Accrued and withheld taxes                                                                          19,759                    674
  Other current liabilities                                                                            9,287                 23,017
                                                                                                  ----------             ----------
                                                                                                     592,531                420,584
                                                                                                  ----------             ----------

Deferred credits and other liabilities:
  Gain on sale of plant, being amortized                                                              51,477                 53,332
  Net benefit of sale of income tax benefits, being amortized                                          4,005                 10,012
  Net benefit of Rocky Mountain transactions, being amortized                                         80,430                 82,819
  Accumulated deferred income taxes                                                                   63,485                 63,485
  Decommissioning reserve                                                                            165,927                174,553
  Interest rate swap arrangements                                                                     46,048                      -
  Other                                                                                               23,071                 20,570
                                                                                                  ----------             ----------
                                                                                                     434,443                404,771
                                                                                                  ----------             ----------
                                                                                                  $4,637,194             $4,568,170
                                                                                                  ==========             ==========


The accompanying notes are an integral part of these condensed financial statements.



Oglethorpe Power Corporation
Condensed Statements of Revenues and Expenses (Unaudited)
For the Three and Nine Months Ended September 30, 2001 and 2000
------------------------------------------------------------------------------------------------------------------------------------
                                                                                            (dollars in thousands)

                                                                                Three Months                     Nine Months
                                                                          -------------------------       --------------------------
                                                                            2001             2000           2001             2000
                                                                          -------------------------       --------------------------
Operating revenues:
   Sales to Members                                                       $ 301,765       $ 297,777       $ 856,842       $ 833,867
   Sales to non-Members                                                      17,815          16,656          49,256          40,475
                                                                          ---------       ---------       ---------       ---------
    Total operating revenues                                                319,580         314,433         906,098         874,342
                                                                          ---------       ---------       ---------       ---------

Operating expenses:
  Fuel                                                                       58,582          59,734         159,711         164,444
  Production                                                                 50,945          48,111         154,777         159,207
  Purchased power                                                           134,919         124,170         341,437         280,239
  Depreciation and amortization                                              32,093          33,022          96,250          98,653
                                                                          ---------       ---------       ---------       ---------
    Total operating expenses                                                276,539         265,037         752,175         702,543
                                                                          ---------       ---------       ---------       ---------
Operating margin                                                             43,041          49,396         153,923         171,799
                                                                          ---------       ---------       ---------       ---------

Other income (expense):
  Investment income                                                           9,730          10,458          28,038          31,021
  Amortization of deferred gains                                                619             619           1,856           1,856
  Amortization of proceeds from sale of income tax benefits                   2,799           2,799           8,396           8,396
  Allowance for equity funds used during construction                            31              60              99              88
  Other                                                                       1,419           1,554           3,230           2,411
                                                                          ---------       ---------       ---------       ---------
    Total other income                                                       14,598          15,490          41,619          43,772
                                                                          ---------       ---------       ---------       ---------

Interest charges:
  Interest on long-term-debt and capital leases                              52,782          55,621         159,675         166,334
  Other interest                                                              4,701           5,418          11,746          16,133
  Allowance for debt funds used during construction                            (362)         (1,267)         (1,269)         (1,494)
  Amortization of debt discount and expense                                   4,549           5,437          15,349          16,110
                                                                          ---------       ---------       ---------       ---------
    Net interest charges                                                     61,670          65,209         185,501         197,083
                                                                          ---------       ---------       ---------       ---------
Net margin (loss)                                                         ($  4,031)      ($    323)      $  10,041       $  18,488
                                                                          =========       =========       =========       =========


The accompanying notes are an integral part of these condensed financial statements.



Oglethorpe Power Corporation
Condensed Statements of Patronage Capital and Membership Fees and
Accumulated Other Comprehensive Margin (Unaudited)
For the Nine Months Ended September 30, 2001 and 2000
------------------------------------------------------------------------------------------------------------------------------------
                                                                                               (dollars in thousands)


                                                                                  Patronage           Accumulated
                                                                                  Capital and           Other
                                                                                   Membership         Comprehensive
                                                                                     Fees             Margin (Loss)         Total
                                                                                  -------------------------------------------------

Balance at December 31, 1999                                                        $ 371,634              ($ 1,609)    $ 370,025
Components of comprehensive margin:
   Net margin                                                                          18,488                              18,488
   Unrealized gain on available-for-sale securities                                                           1,198         1,198
                                                                                                                         --------
Total comprehensive margin                                                                                                 19,686
                                                                                                                         --------

                                                                                  -------------------------------------------------
Balance at September 30, 2000                                                        $390,122              ($   411)     $389,711
                                                                                  =================================================








Balance at December 31, 2000                                                        $ 391,611               $ 1,071     $ 392,682
Components of comprehensive margin:
   Net margin                                                                          10,041                              10,041
   Cumulative effect of accounting change to record unrealized
        loss on interest rate swap arrangements as of January 1, 2001                                       (33,515)      (33,515)
   Unrealized loss on interest rate swap arrangements                                                       (12,533)      (12,533)
   Unrealized gain on available-for-sale securities                                                           2,172         2,172
   Unrealized loss on financial gas hedges                                                                   (7,053)       (7,053)
                                                                                                                         --------
Total comprehensive margin (loss)                                                                                         (40,888)
                                                                                                                         --------

                                                                                  -----------------------------------------------
Balance at September 30, 2001                                                       $ 401,652              ($49,858)    $ 351,794
                                                                                  ===============================================


The accompanying notes are an integral part of these condensed financial statements.



Oglethorpe Power Corporation
Condensed Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2001 and 2000
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                           (dollars in thousands)

                                                                                                         2001                2000
                                                                                                     -------------------------------

Cash flows from operating activities:
   Net margin                                                                                        $  10,041            $  18,488
                                                                                                     ---------            ---------

   Adjustments to reconcile net margin to net cash provided by operating activities:
        Depreciation and amortization                                                                  133,239              138,707
        Allowance for equity funds used during construction                                                (99)                 (88)
        Amortization of deferred gains                                                                  (1,856)              (1,856)
        Amortization of net benefit of sale of income tax benefits                                      (8,396)              (8,396)
        Deferred income taxes                                                                                -                  283
        Gain on sale of generation equipment                                                              (223)                   -
        Other                                                                                            6,678               10,180

   Change in net current assets, excluding long-term debt and capital leases due within one year and notes payable:
        Receivables                                                                                     39,561                3,268
        Notes receivable                                                                                   (68)                 141
        Inventories                                                                                      2,775                8,971
        Prepayments and other current assets                                                            (7,393)              (1,307)
        Accounts payable                                                                                (6,793)               3,038
        Accrued interest                                                                               (12,291)               6,769
        Accrued and withheld taxes                                                                      19,085               20,082
        Other current liabilities                                                                      (20,782)              (5,025)
                                                                                                     ---------            ---------
          Total adjustments                                                                            143,437              174,767
                                                                                                     ---------            ---------
       Net cash provided by operating activities                                                       153,478              193,255
                                                                                                     ---------            ---------

Cash flows from investing activities:
     Property additions                                                                                (43,636)             (46,200)
     Net proceeds from bond, reserve and construction funds                                              1,092                2,680
     Increase in investment in associated organizations                                                 (1,097)                (871)
     Increase in other short-term investments                                                           (5,034)              (2,964)
     Increase in decommissioning fund                                                                   (5,279)              (8,896)
     Other-generation equipment deposits                                                               (16,781)             (17,852)
     Proceeds from sale of generation equipment                                                         26,204                    -
                                                                                                     ---------            ---------
       Net cash used in investing activities                                                           (44,531)             (74,103)
                                                                                                     ---------            ---------

Cash flows from financing activities:
     Long-term debt proceeds, net                                                                        2,869                3,518
     Long-term debt payments                                                                           (83,202)             (81,253)
     Increase in notes payable                                                                         179,746              113,437
     Increase in notes receivable under interim financing agreement                                   (212,984)             (97,086)
                                                                                                     ---------            ---------
       Net cash used in financing activities                                                          (113,571)             (61,384)
                                                                                                     ---------            ---------
Net (decrease) increase in cash and temporary cash investments                                          (4,624)              57,768
Cash and temporary cash investments at beginning of period                                             330,622              222,814
                                                                                                     ---------            ---------
Cash and temporary cash investments at end of period                                                 $ 325,998            $ 280,582
                                                                                                     =========            =========

Cash paid for:
     Interest (net of amounts capitalized)                                                           $ 190,139            $ 166,987
     Income taxes                                                                                            -                    -

The accompanying notes are an integral part of these condensed financial statements.

                          Oglethorpe Power Corporation
                     Notes to Condensed Financial Statements
                           September 30, 2001 and 2000


(A) The condensed financial statements included in this report have been prepared by Oglethorpe Power Corporation (Oglethorpe), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the information furnished in this report reflects all adjustments (which include only normal recurring adjustments) and estimates necessary to present fairly, in all material respects, the results for the periods ended September 30, 2001 and 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although Oglethorpe believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Oglethorpe's latest Annual Report on Form 10-K, as filed with the SEC. Certain amounts for 2000 have been reclassified to conform with the current period presentation. The results of operations for the three and nine months periods ended September 30, 2001 are not necessarily indicative of results to be expected for the full year.


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

(C) In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". Under these new standards the FASB eliminated accounting for certain mergers and acquisitions as poolings of interests, eliminated amortization of goodwill and indefinite life intangible assets, and established new impairment measurement procedures for goodwill. For calendar-year reporting companies, the standards become effective for all acquisitions completed on or after June 30, 2001. Changes in financial statement treatment for goodwill and intangible assets arising from mergers and acquisitions completed prior to June 30, 2001 become effective January 1, 2002. Oglethorpe's management does not believe the impact will be material. In October of 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001. This statement supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of". However, it retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Impairment of Goodwill is not included in the scope of SFAS No. 144 and will be treated in accordance with the accounting standards established in SFAS No. 142, "Goodwill and Other Intangible Assets." According to SFAS No. 144, long-lived assets are to be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing or discontinued operations. The statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of segments of a business. Oglethorpe will be required to adopt this statement no later than January 1, 2002. Oglethorpe's management does not believe the impact will be material.

       In June of 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement provides accounting and reporting standards for recognizing obligations related to asset retirement costs associated with the retirement of tangible long-lived assets. Under this statement, legal obligations associated with the retirement of long-lived assets are to be recognized at their fair value in the period in which they are incurred if a reasonable estimate of fair value can be made. The fair value of the asset retirement costs is capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense using a systematic and rational method over the assets' useful life. Any subsequent changes to the fair value of the liability due to passage of time or changes in the amount or timing of estimated cash flows is recognized as an accretion expense. Oglethorpe will be required to adopt this statement no later than January 1, 2003. Oglethorpe's management is currently assessing the impact of this statement on its results of operations and financial condition.

Item 2.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations


Results of Operations

For the Three Months and Nine Months Ended September 30, 2001 and 2000
----------------------------------------------------------------------


Net Margin

Oglethorpe's net margin (loss) for the three months and nine months ended September 30, 2001 was $(4.0) million and $10.0 million compared to $(323,000) and $18.5 million for the same periods of 2000. As a result of lower than budgeted fixed production expenses and lower than budgeted interest costs during the first nine months of 2001, Oglethorpe's Board of Directors approved reductions to revenue requirements totaling $35.6 million. A portion of these reductions was recorded in the third quarter of 2001 as an $18.3 million reduction in Sales to Members. Year-to-date net margin, after these reductions, is on target to meet the margin requirement under Oglethorpe's Indenture. As a result of lower than budgeted fixed O&M expenses, the year-to-date net margin for 2000 reflects a $10.5 million Board of Directors approved reduction to revenue requirements. This was recorded as a $10.5 million reduction in sales to Members resulting in a net loss for the third quarter of 2000.


Operating Revenues

Revenues from sales to Oglethorpe's 39 retail electric distribution cooperative members (the Members) for the three months and nine months ended September 30, 2001 were 1.3% and 2.8% higher than such revenues for the same periods of 2000. Megawatt-hour (MWh) sales to Members for the three months and nine months ended September 30, 2001 increased 1.7% and 2.6% compared to the same periods of 2000. The increase in MWh sales to Members in the current periods of 2001 compared to the same periods of 2000 was primarily due to continued sales growth in the Members' service territories. The average revenue per MWh from sales to Members were virtually unchanged from the same periods of 2000.

The components of Member revenues for the three months and nine months ended September 30, 2001 and 2000 were as follows:

                                    Three Months                Nine Months
                                  Ended September 30,       Ended September 30,
                                  -------------------       -------------------
                                  2001          2000       2001            2000
                                  ----          ----       ----            ----

                                         (dollars in thousands)

Capacity revenues                $145,371     $151,433     $446,747     $464,361
Energy revenues                   156,394      146,344      410,095      369,506
                                  -------      -------      -------      -------

     Total                       $301,765     $297,777     $856,842     $833,867
                                 ========     ========     ========     ========

Capacity revenues from Members for the three months and nine months ended September 30, 2001 were 4.0% and 3.8% lower compared to the same periods of 2000. The year-to-date decrease in capacity revenues was primarily due to lower production expenses, lower interest costs, and lower net margin for the current period compared to the same period of 2000. Energy revenues were 6.9% and 11.0% higher for the current periods of 2001 compared to the same periods of 2000. The increase in energy revenues in 2001 was partly due to higher purchased power energy costs and partly due to an increase in the volume of purchased MWhs (see "Operating Expenses" below). Oglethorpe's average energy revenue per MWh from sales to Members was 5.1% and 8.2% higher in the current three-month and nine-month periods compared to the same periods of 2000.

Sales to non-Members were from energy sales to other utilities and power marketers. The following table summarizes the sources of non-Member revenues for the three months and nine months ended September 30, 2001 and 2000:

                                        Three Months            Nine Months
                                      Ended September 30,    Ended September 30,
                                       2001         2000      2001         2000

                                                  (dollars in thousands)

Sales to other utilities             $17,803     $16,333     $45,757     $36,677
Sales to power marketers                  12         323       3,499       3,798
                                     -------     -------     -------     -------
     Total                           $17,815     $16,656     $49,256     $40,475
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

Operating Expenses

Operating expenses for the three-month and nine-month periods of 2001 were 4.3% and 7.1% higher compared to the same periods of 2000. The increase was primarily due to higher purchased power costs for the current three-month and nine-month periods compared to the same periods of 2000 and offset somewhat due to lower production costs and fuel costs for the current nine-month period compared to the same period of 2000.

Purchased power costs increased 8.7% and 21.8% in the current periods of 2001 compared to the same periods of 2000. This increase in purchased power costs resulted from a combination of increased purchased MWhs and higher average cost per MWh in 2001 compared to 2000. Purchased MWhs increased 4.2% and 11.8% in the three-month and nine-month periods of 2001 compared to the same periods of 2000. The average cost per MWh of total purchased power increased 4.3% and 9.0% in current quarter and year-to-date periods of 2001 compared to the comparable periods of 2000. Purchased power costs were as follows:



                                    Three Months               Nine Months
                                 Ended September 30,        Ended September 30,
                                2001           2000         2001          2000

                                            (dollars in thousands)


Capacity Costs                $ 31,179      $ 32,451      $ 83,193      $ 78,508
Energy Costs                   103,740        91,719       258,244       201,731
                               -------        ------       -------       -------

     Total                    $134,919      $124,170      $341,437      $280,239
                              ========      ========      ========      ========



Purchased power capacity costs for the three months and nine months ended September 30, 2001 were 3.9% lower and 6.0% higher than the same periods of 2000. Capacity costs were lower for the current three-month period due to an unplanned outage during the period of a resource from which Oglethorpe purchases power. The year-to-date higher capacity costs were primarily a result of capacity charges incurred for new power purchase agreements, including an agreement with Doyle I, LLC that commenced in May 2000. Purchased power energy costs for the three-month and nine-month periods of 2001 were 13.1% and 28.0% higher compared to the same periods of 2000. This increase resulted partly from higher volume of purchased MWhs and partly from greater purchases of higher cost spot market energy. During the current periods of 2001 the average cost of purchased power energy increased 8.6% and 14.5% compared to the same periods of 2000.

Production costs decreased 2.8% year-to-date compared to the same period of 2000. The lower production costs in 2001 resulted primarily from lower administrative and general costs. Administrative and general costs were lower in 2001 partly due to lower expenses incurred for support services provided by Georgia System Operations Corporation and partly due to expenses incurred in 2000 for special strategic projects.

For the current nine-month period compared to the same period of 2000 total fuel costs decreased 2.9% primarily as result of a 2.3% decrease in total generation. For the current year-to-date period, nuclear generation was 0.7% higher and fossil generation was 5.3% lower as compared to the same period of 2000. The larger portion of nuclear generation, with its lower average fuel cost compared to fossil generation, yielded a 0.6% decrease in average fuel cost.

Other Income

Investment income decreased 7.0% and 9.6% in the three months and nine months ended September 30, 2001 compared to 2000 primarily due to lower earnings from the decommissioning fund.

Interest Charges

Interest on long-term debt and capital leases decreased 5.1% and 4.0% in the current periods compared to the same periods of 2000 primarily as a result of cost savings from lower variable interest rates. Other interest expense decreased 13.2% and 27.2% for the current periods compared to the same periods of 2000 primarily as a result of a decrease in interest earnings on decommissioning funds, which create an offsetting interest expense.

Financial Condition

Capital Requirements and Liquidity and Sources of Capital
---------------------------------------------------------

Oglethorpe has entered into agreements to acquire and construct six gas-fired combustion turbines designed to provide 618 MW of capacity and a gas-fired combined cycle facility designed to provide 468 MW of capacity. Four of the combustion turbines are scheduled for completion in 2002, with the other two to be completed in 2003. The combined cycle facility is scheduled for completion in 2003. By year-end, Oglethorpe expects to transfer the facilities to two separate entities owned by those Members participating in the respective facilities. Both projects are now fully subscribed.

Oglethorpe is currently providing interim financing for the construction of these facilities through its commercial paper program, which now permits Oglethorpe to issue up to $355 million of commercial paper. As of September 30, $258 million of commercial paper was outstanding for this purpose. Of this amount, $125 million relates to the combustion turbine facilities and $133 million relates to the combined cycle facility. Oglethorpe expects to issue a total of approximately $300 million in commercial paper in conjunction with the interim financing of these facilities, representing approximately 50% of the total cost of the projects combined.

Oglethorpe has submitted loan applications to the Rural Utilities Service (RUS) to provide permanent financing for these projects and expects a response from RUS in 2002. The loan applications were made on behalf of any entity that may ultimately own these facilities. However, due to the anticipated timing of the loan approval and ultimate funding from RUS, Oglethorpe has obtained commitments from two lenders to make bridge loans to the two entities that will ultimately own the facilities to fund the remaining 50% of each project's construction costs. Oglethorpe expects that these bridge loans will close by year-end. Oglethorpe will guarantee the bridge loan for the combined cycle project.

Proceeds from the permanent financing will be used to repay the two bridge loans and to retire Oglethorpe's outstanding commercial paper.

In August, Oglethorpe sold its interests under an agreement to purchase equipment for an additional gas-fired combined cycle facility. The proceeds from this sale were used to retire all of the commercial paper that was issued to fund the payments under this agreement.

See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Financial Condition--Capital Requirements" and "--Liquidity and Sources of Capital " in Item 7 of Oglethorpe's 2000 Annual Report on Form 10-K.

General
-------

Total assets and total equity plus liabilities as of September 30, 2001 were $4.6 billion, which was $69.0 million more than the total at December 31, 2000. The increase was due primarily to additions to plant in service and construction work in progress and an increase in interim financing receivables offset in part by depreciation of plant and decreases in accounts receivable and prepayments and other current assets.


Assets


Property additions for the nine months ended September 30, 2001 totaled $43.6 million primarily for purchases of nuclear fuel and for additions, replacements, and improvements to existing generation facilities.

The decrease in receivables was primarily due to the unseasonably cool temperatures in December, which resulted in higher energy charges to the Members at December 31, 2000 as compared to September 30, 2001.

The increase in notes and interim financing receivables was due to the on-going construction of the new generating facilities discussed above. The separate entities that will ultimately own these facilities will reimburse Oglethorpe for the interim financing after permanent financing is obtained.

The decrease in prepayments and other current assets was primarily due to the reclassification of $33.8 million in option payments for generation equipment to notes and interim financing receivables. See above for discussion of notes and interim financing receivables.

The decrease in other deferred charges was due to the amortization of nuclear outage costs exceeding additional deferrals of nuclear outage costs.


Equity and Liabilities


The increase in notes payable was attributable to commercial paper issued by Oglethorpe as interim financing for costs incurred in the construction of the generation facilities discussed above. (See "Capital Requirements and Liquidity and Sources of Capital" above for a discussion regarding financing of these projects.)

The decrease in accrued interest was largely driven by the accrual associated with the lease of Plant Scherer Unit No. 2, and to a lesser extent that associated with certain Pollution Control Bonds. At December 31, 2000 six months of interest expense was accrued for these debt instruments whereas only three months of interest was accrued at September 30, 2001.

Accrued and withheld taxes increased as a result of the normal monthly accruals for property taxes, which are generally paid in the fourth quarter of the year.

The decrease in other current liabilities resulted primarily from lower negative cash balances, resulting from zero balance sweep accounts, at September 30, 2001 as compared to December 31, 2000, and for payment of year-end accruals. This decrease was offset somewhat by the liability incurred as a result of entering into natural gas cash flow hedges.

Pursuant to the adoption of SFAS No. 133, Oglethorpe has recorded an unrealized loss related to the interest swap arrangements. (For further discussion see Note B of Notes to Condensed Financial Statements.)

Other deferred credits and liabilities increased principally due to the accrual of other post employment benefits, which are pass-through expenses from Georgia Power Company.


New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". Under these new standards the FASB eliminated accounting for certain mergers and acquisitions as poolings of interests, eliminated amortization of goodwill and indefinite life assets, and established new impairment measurement procedures for goodwill. For calendar-year reporting companies, the standards become effective for all acquisitions completed on or after June 30, 2001. Changes in financial statement treatment for goodwill and intangible assets arising from mergers and acquisitions completed prior to June 30, 2001 become effective January 1, 2002. Oglethorpe's management does not believe the impact will be material. In October of 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001. This statement supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". However, it retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Impairment of Goodwill is not included in the scope of SFAS No. 144 and will be treated in accordance with the accounting standards established in SFAS No. 142, "Goodwill and Other Intangible Assets". According to SFAS No. 144, long-lived assets are to be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing or discontinued operations. The statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of segments of a business. Oglethorpe will be required to adopt this statement no later than January 1, 2002. Oglethorpe's management does not believe the impact will be material.


In June of 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement provides accounting and reporting standards for recognizing obligations related to asset retirement costs associated with the retirement of tangible long-lived assets. Under this statement, legal obligations associated with the retirement of long-lived assets are to be recognized at their fair value in the period in which they are incurred if a reasonable estimate of fair value can be made. The fair value of the asset retirement costs is capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense using a systematic and rational method over the assets' useful life. Any subsequent changes to the fair value of the liability due to passage of time or changes in the amount or timing of estimated cash flows is recognized as an accretion expense. Oglethorpe will be required to adopt this statement no later than January 1, 2003. Oglethorpe's management is currently assessing the impact of this statement on its results of operations and financial condition.


Forward-Looking Statements and Associated Risks


This Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding, among other items, (i) anticipated trends in Oglethorpe's business and (ii) Oglethorpe's future capital requirements and sources of capital. These forward-looking statements are based largely on Oglethorpe's current expectations and are subject to a number of risks and uncertainties, some of which are beyond Oglethorpe's control. (For factors that could cause actual results to differ materially from those anticipated by these forward-looking statements, see "OGLETHORPE'S POWER SUPPLY RESOURCES--Future Power Resources," "FACTORS AFFECTING THE ELECTRIC UTILITY INDUSTRY" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Miscellaneous--Competition" in Items 1 and 7 of Oglethorpe's 2000 Annual Report on Form 10-K.) In light of these risks and uncertainties, there can be no assurance that events anticipated by the forward-looking statements contained in this Quarterly Report will in fact transpire.



Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Oglethorpe's market risks have not changed materially from the market risks reported in Oglethorpe's 2000 Annual Report on Form 10-K.

PART II -   OTHER INFORMATION

Item 1.  Legal Proceedings.

2001 LEM Arbitration

As previously reported, in February 2001, LG&E Energy Marketing Inc. ("LEM") and its affiliates, LG&E Energy Corp. and LG&E Power, Inc. (collectively, the "LG&E Parties") initiated a binding arbitration process to resolve certain issues relating to the interpretation and administration of a power marketing agreement among LEM, LG&E Energy Corp. and Oglethorpe (the "LEM Agreement") and a similar agreement among LEM, LG&E Power, Inc. and Oglethorpe that expired by its terms in 1999. The proceedings in the arbitration were bifurcated into a liability phase and a damage determination phase. On November 5, 2001, the arbitration panel issued an order on an issue-by-issue basis in the liability phase, ruling in Oglethorpe's favor on some issues and in the LG&E Parties' favor on some issues. A hearing on the damage aspects of these issues will be held in February 2002. Oglethorpe's management does not expect any damages awarded to the LG&E Parties in this arbitration to have a material adverse effect on its results of operations or financial condition.

1999 LEM Arbitration

Also as previously reported, in September 2001, the LG&E Parties filed motions in the United States District Court for the Northern District of Georgia seeking to vacate the court's confirmation of a 1999 arbitration award in Oglethorpe's favor affirming the validity of the LEM Agreement, to vacate the underlying award, and to take certain discovery, all based on alleged non-disclosure of information that LEM claims would have been pertinent to the arbitration. Oglethorpe has filed responses opposing LEM's motions and will continue to defend itself vigorously. LEM continues to provide power to Oglethorpe under the LEM Agreement.


Item 6.  Exhibits and Reports on Form 8-K

    (a)   Exhibits

            None.

    (b)  Reports on Form 8-K

Oglethorpe filed a Current Report on Form 8-K on September 20, 2001, containing disclosure under Item 5, Other Events, regarding motions filed by the LG&E Parties with respect to a 1999 arbitration award. See "Legal Proceedings" in
Item 1 of Part II of this Quarterly Report.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Oglethorpe Power Corporation
                                       (An Electric Membership Corporation)



Date: November 14, 2001           By:  /s/ Thomas A. Smith
                                       -------------------
                                           Thomas A. Smith
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

Date: November 14, 2001                /s/ Mac F. Oglesby
                                       ------------------
                                           Mac F. Oglesby
                                           Treasurer
                                           (Principal Financial Officer)

Date: November 14, 2001                /s/ W. Clayton Robbins
                                       ----------------------
                                           W. Clayton Robbins
                                           Senior Vice President,
                                           Finance and Administration
                                           (Principal Financial Officer)

Date: November 14, 2001                /s/ Willie B. Collins
                                       ---------------------
                                           Willie B. Collins
                                           Controller
                                           (Chief Accounting Officer)