Form 10-K
period 2001-12-31
OGLETHORPE POWER CORP
filed 2002-04-01
CIK 788816

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-K
(Mark One)
[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

           For the Transition Period From ___________ to _____________

                           Commission File No. 33-7591
                                ________________

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. None

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The Registrant is a membership corporation and has no authorized or outstanding equity securities.

     Documents Incorporated by Reference: None


                          OGLETHORPE POWER CORPORATION
                          2001 FORM 10-K ANNUAL REPORT
                                Table of Contents
ITEM                                                                                            Page
----                                                                                            ----
                                     PART I
 1    Business ...............................................................................    1
        Oglethorpe Power Corporation..........................................................    1
        Oglethorpe's Power Supply Resources...................................................    6
        The Members and Their Power Supply Resources..........................................   11
        Factors Affecting the Electric Utility Industry.......................................   16

 2    Properties..............................................................................   21

 3    Legal Proceedings.......................................................................   27
 4    Submission of Matters to a Vote of Security Holders.....................................   28

                               PART II
 5    Market for Registrant's Common Equity and Related Stockholder Matters...................   29
 6    Selected Financial Data.................................................................   29
 7    Management's Discussion and Analysis of Financial Condition and Results
      of Operations...........................................................................   30
7A    Quantitative and Qualitative Disclosures About Market Risk..............................   41

 8    Financial Statements and Supplementary Data.............................................   45

 9    Changes in and Disagreements with Accountants on Accounting
      and Financial Disclosure................................................................   68

                              PART III
10    Directors and Executive Officers of the Registrant......................................   68
11    Executive Compensation..................................................................   72
12    Security Ownership of Certain Beneficial Owners and Management..........................   74
13    Certain Relationships and Related Transactions..........................................   74

                               PART IV
14    Exhibits, Financial Statement Schedules, and Reports on Form 8-K........................   75

                                                         SELECTED DEFINITIONS

The following terms used in this report have the meanings indicated below:

Term                Meaning

APM        ACES Power Marketing
CFC        National Rural Utilities Cooperative Finance Corporation
EMC        Electric Membership Corporation
FERC       Federal Energy Regulatory Commission
FFB        Federal Financing Bank
GPC        Georgia Power Company
GPSC       Georgia Public Service Commission
GSOC       Georgia System Operations Corporation
GTC        Georgia Transmission Corporation (An Electric Membership Corporation)
LEM        LG&E Energy Marketing Inc.
MEAG       Municipal Electric Authority of Georgia
NRC        Nuclear Regulatory Commission
RUS        Rural Utilities Service
SEPA       Southeastern Power Administration
SONOPCO    Southern Nuclear Operating Company
TVA        Tennessee Valley Authority

                                     PART I


ITEM 1. BUSINESS

                          OGLETHORPE POWER CORPORATION

General

     Oglethorpe Power Corporation (An Electric Membership Corporation) ("Oglethorpe") is a Georgia electric membership corporation incorporated in 1974 and headquartered in metropolitan Atlanta. Oglethorpe is owned by 39 retail electric distribution cooperative members (the "Members"). Oglethorpe's principal business is providing wholesale electric power to the Members. As with cooperatives generally, Oglethorpe operates on a not-for-profit basis. Oglethorpe is the largest electric cooperative in the United States in terms of operating revenues, assets, kilowatt-hour ("kWh") sales and, through the Members, consumers served. Oglethorpe has approximately 175 employees.

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

     The Members are local consumer-owned distribution cooperatives providing retail electric service on a not-for-profit basis. In general, the customer base of the Members consists of residential, commercial and industrial consumers within specific geographic areas. The Members serve approximately 1.5 million electric consumers (meters) representing approximately 3.7 million people. For information on the Members, see "THE MEMBERS AND THEIR POWER SUPPLY RESOURCES."

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

Power Supply Business

     Oglethorpe provides wholesale electric service to the 39 Members for a substantial portion of their requirements from a combination of generating plants and power purchased from power marketers and other suppliers. Oglethorpe provides this service pursuant to long-term, take-or-pay Wholesale Power Contracts described below. The Wholesale Power Contracts obligate the Members on a joint and several basis to pay rates sufficient to pay all the costs of owning and operating Oglethorpe's power supply business. The Members may satisfy all or a portion of their requirements above their existing Oglethorpe purchase obligations with purchases from Oglethorpe or other suppliers. The Members purchase varying portions of their requirements from other suppliers. (See "OGLETHORPE'S POWER SUPPLY RESOURCES--Future Power Resources" and "THE MEMBERS AND THEIR POWER SUPPLY RESOURCES--Member Power Supply Resources" and "--Future Power Resources.")

     Oglethorpe has undivided interests in eighteen generating units. These units provide Oglethorpe with a total of 3,660 megawatts ("MW") of nameplate capacity, consisting of 1,501 MW of coal-fired capacity, 1,185 MW of nuclear-fueled capacity, 632 MW of pumped storage hydroelectric capacity, 325 MW of gas-fired combustion turbine capacity, 15 MW of oil-fired combustion turbine capacity and 2 MW of conventional hydroelectric capacity.

     Oglethorpe purchases a total of approximately 750 MW of power pursuant to long-term power purchase agreements. Oglethorpe also has arrangements with two power marketers to supply power to Oglethorpe in amounts that are based on the growth in the Members' requirements, representing about 30% of its power supply capability in 2002. These power marketer arrangements also reduce the cost of capacity and energy delivered to the Members. Oglethorpe meets its supplemental power supply needs through short-term power purchase contracts and spot market purchases. (See "OGLETHORPE'S POWER SUPPLY RESOURCES" and "PROPERTIES--Generating Facilities" in Item 2.)

     GTC provides transmission services to the Members for delivery of the Members' power purchases. (See "Relationship with GTC" herein.)

     In 2001, Jackson EMC and Cobb EMC accounted for 12.1% and 11.6% of Oglethorpe's total revenues, respectively. None of the other Members accounted for as much as 10% of Oglethorpe's total revenues in 2001.

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

Relationship with GSOC

     Oglethorpe, GTC and the 39 Members are members of GSOC. GSOC operates the system control center and currently provides system operations services and administrative support services to Oglethorpe. Oglethorpe has contracted with GSOC to operate Oglethorpe's electric capacity and energy pool and to schedule and dispatch Oglethorpe's resources. (See "OGLETHORPE'S POWER SUPPLY Resources--Capacity and Energy Pool"). Since January 1, 2000, GSOC has been providing support services to Oglethorpe in the areas of accounting, auditing, communications, human resources, facility management, telecommunications and information technology at cost-based rates.

     GTC has contracted with GSOC to provide certain transmission system operation services including reliability monitoring, switching operations, and the real-time management of the transmission system.

Relationships with Smarr EMC, Talbot EMC and Chattahoochee EMC

     In providing joint planning and resource management services under the Wholesale Power Contracts, Oglethorpe identified Member needs that could best be met by the construction and ownership of simple cycle combustion turbine facilities and combined cycle facilities. Oglethorpe and the Members determined that such facilities should be owned, not by Oglethorpe, but by separate entities owned by participating Members.

     Smarr EMC was formed as a Georgia electric membership corporation in 1998 and is owned by 37 of Oglethorpe's 39 Members. Smarr EMC owns two combustion turbine facilities with aggregate capacity of 709 MW. Talbot EMC and Chattahoochee EMC were formed in 2001 as Georgia electric membership corporations. Talbot EMC is owned by 30 Members and is constructing a combustion turbine facility designed to provide 618 MW of capacity. Chattahoochee EMC is owned by 28 Members and is constructing a combined cycle facility designed to provide 468 MW of capacity. See "THE MEMBERS AND THEIR POWER SUPPLY RESOURCES--Member Power Supply Resources" and "--Future Power Supply Resources."

     Oglethorpe also provides construction, operations, financial and management services for Smarr EMC, Talbot EMC and Chattahoochee EMC.

     Oglethorpe is providing interim loans to Talbot EMC and Chattahoochee EMC to finance a portion of the cost of the construction of their generating facilities. Oglethorpe is guaranteeing an interim financing arrangement between Chattahoochee EMC and a financial institution providing up to 50 percent of the cost of Chattahoochee EMC's generating facility. (See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Financial Condition--Capital Requirements" in Item 7.)

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

     In 2000, loan applications were made to RUS to provide permanent financing for the generating facilities now owned by Talbot EMC and Chattahoochee EMC. (See "THE MEMBERS AND THEIR POWER SUPPLY RESOURCES--Future Power Resources.")

Relationship with GPC

     Oglethorpe's relationship with GPC is a significant factor in several aspects of Oglethorpe's business. All of Oglethorpe's co-owned generating facilities, except Rocky Mountain, are operated by GPC on behalf of itself as a co-owner and as agent for the other co-owners. GPC is also one of Oglethorpe's suppliers of purchased power. GPC also supplies services to Oglethorpe and GSOC to support the scheduling and dispatch of Oglethorpe's resources, including off-system transactions. GPC and the Members are competitors in the State of Georgia for electric service to any new customer that has a choice of supplier under the Georgia Territorial Electric Service Act, which was enacted in 1973 (the "Territorial Act"). For further information regarding the agreements with GPC and Oglethorpe's and the Members' relationships with GPC, see "THE MEMBERS AND THEIR POWER SUPPLY RESOURCES--Service Area and Competition" and "OGLETHORPE'S POWER SUPPLY RESOURCES--Power Purchase and Sale Arrangements--Power Purchases." Also see "PROPERTIES--Fuel Supply," "--Co-Owners of the Plants--Georgia Power Company" and "--The Plant Agreements" in Item 2.

Seasonal Variations

     The demand for energy by the Members is influenced by seasonal weather conditions. Historically, Oglethorpe's peak demand has occurred during the months of June through August. Energy revenues track energy costs as they are incurred and also fluctuate month to month. Capacity revenues reflect the recovery of Oglethorpe's fixed costs, which do not vary significantly from month to month; therefore, capacity charges are billed and capacity revenues are recognized in substantially equal monthly amounts.


                       OGLETHORPE'S POWER SUPPLY RESOURCES

General

     Oglethorpe supplies capacity and energy to the Members from a combination of generating plants and from power purchased under long-term contracts. Oglethorpe also has arrangements with power marketers to supply power and to reduce the cost of capacity and energy delivered to the Members. Oglethorpe meets its supplemental power supply needs through short-term power purchase contracts and spot-market purchases.

Generating Plants

     Oglethorpe's eighteen generating units consist of 30% undivided interests in the Edwin I. Hatch Plant ("Plant Hatch"), the Alvin W. Vogtle Plant ("Plant Vogtle") and the Hal B. Wansley Plant ("Plant Wansley"), a 60% undivided interest in the Robert W. Scherer Unit No. 1 ("Scherer Unit No. 1"), and the Robert W. Scherer Unit No. 2 ("Scherer Unit No. 2"), a 100% interest in the
Tallassee  Project  at the  Walter  W.  Harrison  Dam  ("Tallassee"),  a  74.61%
undivided interest in Rocky Mountain and a 100% interest in the Doyle I, LLC Generating Plant ("Plant Doyle"), through a power purchase agreement that Oglethorpe treats as a capital lease. Plant Hatch consists of two nuclear-fueled units, with nameplate ratings of 810 MW and 820 MW, respectively. Plant Vogtle consists of two nuclear-fueled units, each with a nameplate rating of 1,160 MW. Plant Wansley consists of two coal-fired units, each with a nameplate rating of 865 MW. Plant Wansley also includes a 49.2 MW oil-fired combustion turbine. Plant Scherer consists of four coal-fired units, each with a nameplate rating of 818 MW. Oglethorpe has an interest only in Scherer Unit No. 1 and Scherer Unit No. 2. Tallassee is a conventional hydroelectric facility with a nameplate rating of 2.1 MW. Rocky Mountain is a three-unit pumped storage hydroelectric facility with a nameplate rating of 847.8 MW. Plant Doyle consists of five gas-fired combustion turbine units with an aggregate nominal contract capacity of 325 MW.

     MEAG, Dalton and GPC also have interests in Plants Hatch, Vogtle and Wansley and Scherer Units No. 1 and No. 2. GPC serves as operating agent for these units. GPC also has an interest in Rocky Mountain, which is operated by Oglethorpe.

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

     Generally, these arrangements reduce the cost of supplying power to the Members by limiting the risk of unit availability, by providing a guaranteed benefit for the use of excess resources and by providing future power needs at a fixed price. Under these power marketer agreements, Oglethorpe purchases energy at fixed prices covering a portion of the costs of energy to its Members. LEM and Morgan Stanley, in turn, have certain rights to market excess energy from the Oglethorpe system. Most of Oglethorpe's generating facilities and power purchase arrangements are available for use by LEM and Morgan Stanley under the terms of the respective agreements. Oglethorpe continues to be responsible for all of the costs of its system resources but receives revenue, as described below, from LEM and Morgan Stanley for the use of the resources. After considering resources made available to LEM and Morgan Stanley, Oglethorpe estimates that about 30% of its power supply capability will be provided by these contracts in 2002.

LEM Agreement

     Effective January 1, 1997, Oglethorpe entered into a power marketer agreement with LEM, an indirect, wholly owned subsidiary of LG&E Energy Corp., which is a diversified energy services company headquartered in Louisville, Kentucky. LG&E Energy Corp. is now an indirect wholly owned subsidiary of Powergen plc, a British public limited company.

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

     LEM and Oglethorpe are resolving issues relating to the administration of the LEM agreement through the contractually defined arbitration process. (See "LEGAL PROCEEDINGS" in Item 3.)

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

     Oglethorpe manages the portion of the system resources covered by the Morgan Stanley agreement on behalf of participants in its electricity capacity and energy pool through scheduling and dispatching such resources. Oglethorpe makes purchases and sales on behalf of the pool participants to balance the fixed purchase obligation against the actual requirements and to optimize the use of the resources after receiving the daily schedule from Morgan Stanley. (See "Capacity and Energy Pool" herein.)

     Morgan Stanley is a subsidiary of Morgan Stanley Dean Witter & Co., a diversified investment banking and financial services company. Morgan Stanley Dean Witter & Co. is subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and, in accordance therewith, files reports and other information with the Commission.

Power Purchase and Sale Arrangements

     Power Purchases

     Oglethorpe has an agreement with GPC to purchase capacity and associated energy on a take-or-pay basis. Under this agreement, Oglethorpe purchased 375 MW of capacity and associated energy from GPC through August 31, 2001, and purchased and will continue to purchase 250 MW from September 1, 2001 to March 31, 2006.

     Oglethorpe has a contract through 2019 to purchase approximately 300 MW of capacity from Hartwell Energy Limited Partnership, a joint venture between Dynegy Inc. and American National Power, Inc., a subsidiary of National Power, PLC. This capacity is provided by two 150 MW gas-fired combustion turbine generating units on a site near Hartwell, Georgia. Oglethorpe has the right to dispatch the units.

     Oglethorpe also purchases 100 MW of capacity from each of Entergy Power, Inc. ("Entergy Power") and Big Rivers Electric Corporation ("Big Rivers"), under agreements extending through June and July 2002, respectively. The availability of capacity under the Entergy Power contract is dependent on the availability of two specific generating units available to Entergy Power. The Tennessee Valley Authority ("TVA") provides the transmission service to deliver the power from the Big Rivers electric system to the Integrated Transmission System. TVA and Southern Company Services, as agent for Alabama Power Company and Mississippi Power Company, provide the transmission service necessary to deliver the power from Entergy Power to the Integrated Transmission System.

     See  Note  9  of  Notes  to  Financial   Statements  for  a  discussion  of
Oglethorpe's commitments under these power purchase agreements.

     In addition, Oglethorpe also purchases small amounts of capacity and energy from "qualifying facilities" under the Public Utility Regulatory Policies Act of 1978 ("PURPA"). Under a waiver order from the Federal Energy Regulatory Commission ("FERC"), Oglethorpe historically made all purchases the Members would have otherwise been required to make under PURPA and Oglethorpe was relieved of its obligation to sell certain services to "qualifying facilities" so long as the Members make those sales. Oglethorpe historically provided the Members with the necessary services to fulfill these sale obligations. Purchases by Oglethorpe from such qualifying facilities provided less than 0.1% of Oglethorpe's energy requirements for the Members in 2001. Under their Wholesale Power Contracts, the Members may make such purchases instead of Oglethorpe.

     Long-Term Power Sales

     Oglethorpe has an agreement to sell 100 MW of base capacity to Alabama Electric Cooperative, Inc. through December 31, 2005. During the term of the power marketer agreements, LEM and Morgan Stanley are responsible for supplying Oglethorpe with sufficient power to fulfill this power sale.

     Other Power System Arrangements

     Oglethorpe has interchange, transmission and/or short-term capacity and energy purchase or sale agreements with approximately 70 utilities, power marketers and other power suppliers. The agreements provide variously for the purchase and/or sale of capacity and energy and/or for the purchase of transmission service. The development of and access to the Integrated Transmission System and the interconnections with other utilities are key elements in Oglethorpe's ability to make off-system sales and purchases through its transmission contract with GTC and to compete in an increasingly competitive market.

Future Power Resources

     Although the existing long-term power marketer arrangements with LEM and Morgan Stanley were designed to provide substantially all of the Members' requirements during their contract terms, the Members' requirements have exceeded the amounts provided by these arrangements. Oglethorpe expects that the Members' requirements will continue to exceed contracted purchases through the remaining term of these power marketing arrangements. The Members also have significant additional requirements beyond the term of the power marketer arrangements.

     Under the Wholesale Power Contracts, Members can elect on an annual basis whether to have Oglethorpe provide joint planning and resource management services. These services consist of bulk power supply planning, future resource procurement, and bulk power sales for the Members.

     Twenty-six Members have elected not to receive these services for 2002. Oglethorpe and the remaining 13 Members are utilizing a pilot program pursuant to which these Members have elected to receive certain basic planning services under separate contracts and waive their right to receive planning and procurement services under the Wholesale Power Contracts. Should these Members find the pilot plan arrangement satisfactory, these services under the Wholesale Power Contract may be eliminated after a transition period. For information regarding the Members' plans to meet their future power needs, see "THE MEMBERS AND THEIR POWER SUPPLY Resources--Future Power Resources."

     Oglethorpe is not currently engaged in long-term resource procurement for any Member, although it is involved in short-term procurement activities in connection with the operation of the pool. Oglethorpe does not currently plan to construct or acquire any additional power supply resources, although it is currently providing construction management services for Talbot EMC and Chattahoochee EMC. See "THE MEMBERS AND THEIR POWER SUPPLY RESOURCES--Member Power Supply Resources."

Capacity and Energy Pool

     In connection with scheduling rights granted to the Members in the Wholesale Power Contracts adopted in 1997, Oglethorpe established an electric capacity and energy pool, which it may elect to discontinue at any time. Pursuant to the Wholesale Power Contracts and the policies and procedures governing the pool, the Members may elect either to participate in the pool or to schedule and pseudo-dispatch separately the capacity represented by the

Member's percentage capacity responsibility under the Wholesale Power Contracts. The Members may also elect to include all or part of their other resources in the pool. See "THE MEMBERS AND THEIR POWER SUPPLY RESOURCES--Member Power Supply Resources."

     Oglethorpe buys and sells energy on behalf of Members that participate in the pool. Oglethorpe has a service agreement under which ACES Power Marketing acts as Oglethorpe's agent to perform these services. (See "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK--Commodity Price Risk--Risk Management.") Oglethorpe has contracted with GSOC to operate the pool. Because a large numbeR of Members have elected to schedule and pseudo-dispatch separately their respective percentage capacity responsibilities, Oglethorpe, GSOC and the Members are working to develop new arrangements to implement more effectively the separate scheduling rights of the Members.

                  THE MEMBERS AND THEIR POWER SUPPLY RESOURCES

Member Demand and Energy Requirements

     The Members are listed below and include 39 of the 42 electric distribution cooperatives in the State of Georgia.

Altamaha EMC                                    Habersham EMC                                Planters EMC
Amicalola EMC                                   Hart EMC                                     Rayle EMC
Canoochee EMC                                   Irwin EMC                                    Satilla Rural EMC
Carroll EMC                                     Jackson EMC                                  Sawnee EMC
Central Georgia EMC                             Jefferson Energy Cooperative, an EMC         Slash Pine EMC
Coastal EMC                                     Lamar EMC                                     Snapping Shoals EMC
Cobb EMC                                        Little Ocmulgee EMC                          Sumter EMC
Colquitt EMC                                    Middle Georgia EMC                           Three Notch EMC
Coweta-Fayette EMC                              Mitchell EMC                                 Tri-County EMC
Excelsior EMC                                   Ocmulgee EMC                                 Troup EMC
Flint EMC                                       Oconee EMC                                   Upson EMC
Grady EMC                                       Okefenoke Rural EMC                          Walton EMC
GreyStone Power Corporation, an EMC             Pataula EMC                                  Washington EMC

     The Members serve approximately 1.5 million electric consumers (meters) representing approximately 3.7 million people. The Members serve a region covering approximately 40,000 square miles, which is approximately 70% of the land area in the State of Georgia, encompassing 150 of the State's 159 counties. Sales by the Members in 2001 amounted to approximately 28 million MWh, with approximately 66% to residential consumers, 32% to commercial and industrial consumers and 2% to other consumers. The Members are the principal suppliers for the power needs of rural Georgia. While the Members do not serve any major cities, portions of their service territories are in close proximity to urban areas and are experiencing substantial growth due to the expansion of urban areas, including metropolitan Atlanta, into suburban areas and the growth of suburban areas into neighboring rural areas. The Members have experienced average annual compound growth rates from 1999 through 2001 of 5% in number of consumers, 7% in MWh sales and 5% in electric revenues.

     The following table shows the aggregate peak demand and energy requirements of the Members for the years 1999 through 2001, and also shows the amounts of energy requirements supplied by Oglethorpe. From 1999 through 2001, demand and energy requirements of the Members increased at an average annual compound growth rate of 0.6% and 4.8%, respectively.

                               Member                                 Member Energy
                              Demand (MW)                           Requirements (MWh)
                              -----------                 -----------------------------------------------
                               Total(1)                   Total(2)             Supplied by Oglethorpe(3)
                               --------                   --------             -------------------------
        1999                    6,452                     25,760,322                    24,755,812
        2000                    6,703                     28,221,306                    27,232,641
        2001                    6,532                     28,332,257                    26,950,149

----------

(1) System peak demand of the Members  measured at the Members'  delivery points
    (net  of  system  losses),   adjusted  to  include  requirements  served  by
    Oglethorpe and Member resources behind the delivery points.

(2) Retail requirements served by Oglethorpe and Member resources, adjusted to include requirements served by resources behind the delivery points. (See "Member Power Supply Resources" below.)

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

Members' Relationship with RUS

     Through provisions in the loan documents securing loans to the Members, RUS also exercises control and supervision over the Members that borrow from it in such areas as accounting, other borrowings, construction and acquisition of facilities, and the purchase and sale of power. RUS has adopted new standard forms of mortgages and loan contracts for distribution borrowers, the stated purpose of which is to update and modernize the loan and security documentation employed by RUS. Distribution borrowers are required to adopt these new forms as a condition to receiving new loans from RUS.

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

     GSOC provides operation services for the benefit of the Members through agreements with Oglethorpe, including dispatch of Oglethorpe's resources and other power supply resources owned by the Members.

     For additional information about the Members' relationships with GSOC, see "OGLETHORPE POWER CORPORATION--Relationship with GSOC."

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

     Contracts with SEPA

     The Members purchase hydroelectric power from the Southeastern Power Administration ("SEPA") under contracts that extend until 2016. In 2001, the aggregate SEPA allocation to the Members was 564 MW plus associated energy. Each Member must schedule its energy allocation, and each Member has designated Oglethorpe to perform this function. Pursuant to a separate agreement, Oglethorpe will schedule, through GSOC, the Members' SEPA power deliveries. Further, each Member may be required, if certain conditions are met, to contribute funds for capital improvements for Corps of Engineers projects from which its allocation is derived in order to retain the allocation.

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

     Incremental Requirements Purchases

     A number of Members have entered into long-term contracts with third parties for all of their future incremental power requirements. Other Members may do so in the future.

     Other Member Resources

     Two Members formed an entity that has constructed combustion turbine capacity. Oglethorpe anticipates that these two Members will use a portion of this capacity to serve some or all of their load growth.

     In addition, a number of Members have installed and may continue to install small diesel generators and gas-fired microturbines on their distribution systems.

     Oglethorpe has not undertaken to obtain a complete list of Member power supply resources. Any of the Members may have committed or may commit to additional power supply obligations not described above.

Future Power Resources

     Talbot EMC and Chattahoochee EMC

     Thirty of Oglethorpe's Members formed Talbot EMC, a Georgia electric membership corporation, in 2001 to construct and own a six-unit gas fired combustion turbine facility designed to provide 618 MW of capacity. Four of the combustion turbines are targeted for completion by summer 2002, with the other two to be completed in 2003. The Members of Talbot EMC have entered into long-term, take-or-pay power purchase agreements with Talbot EMC pursuant to which the Members will pay all costs of constructing, owning and operating the facility and will be entitled to the output of the facility when it is completed.

     Twenty eight of Oglethorpe's Members formed Chattahoochee EMC, a Georgia electric membership corporation, in 2001 to construct and own a gas-fired combined cycle facility designed to provide 468 MW of capacity. The combined cycle facility is targeted for completion in 2003. The Members of Chattahoochee EMC have entered into long-term, take-or-pay power purchase agreements with Chattahoochee EMC pursuant to which the Members will pay all costs of constructing, owning and operating the facility and will be entitled to the output of the facility when it is completed.

     For information  regarding  services and financial  support that Oglethorpe provides to Talbot EMC and Chattahoochee EMC, see "OGLETHORPE POWER CORPORATION--Relationships with Smarr EMC, Talbot EMC and Chattahoochee EMC" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Financial Condition--Capital Requirements" in Item 7.

     GPC Block Purchase

     Thirty Members have entered into long-term power supply contracts with GPC, under which the Members will purchase an aggregate of 750 MW of capacity and associated energy. Delivery under the agreement is scheduled to begin in 2005.

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

o   development of energy trading markets,

o effects of compliance with changing environmental, licensing and regulatory requirements,

o regulatory and other changes in national and state energy policy, including open access transmission,

o   uncertain access to capital for replacement of aging fixed assets,

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

     In general, environmental requirements are becoming increasingly stringent. New requirements may substantially increase the cost of electric service, by requiring changes in the design or operation of existing facilities or changes or delays in the location, design, construction or operation of new facilities. Failure to comply with these requirements could result in the imposition of civil and criminal penalties as well as the complete shutdown of individual generating units not in compliance. Oglethorpe cannot provide assurance that it will always be in compliance with future regulations.

     Compliance with environmental standards will continue to be reflected in Oglethorpe's capital expenditures and operating costs. Oglethorpe made environmental-related capital expenditures of approximately $17 million in 2001, and expects to spend $76 million in 2002 and $31 million in 2003 to achieve compliance with current environmental requirements. (See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Financial Condition--Capital Requirements" in Item 7.) Based on the current status of regulatory requirements, Oglethorpe does not anticipate that these capital expenditures will have a material effect on its results of operations or its financial condition. However, as discussed below, future regulations could require Oglethorpe to make additional capital expenditures.

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

     Reductions in nitrogen oxides emissions are also being imposed, as part of Georgia's State Implementation Plan, in an effort to bring the metropolitan Atlanta area, currently classified as a "serious nonattainment area" pursuant to the one-hour National Ambient Air Quality Standards ("NAAQS") for ozone, into attainment. As part of this Plan, both Plants Wansley and Scherer were recently included in stringent nitrogen oxides emissions averaging plans, which will cause the co-owners of the plants to install new control equipment at both plants no later than May 2003. The expected costs to install this equipment are included in Oglethorpe's expected environmental-related capital expenditures described above.

     A number of recently finalized regulations, proposed regulations and other actions could result in more stringent controls on all emissions, including utility emissions. The actions that appear to be the most significant are described below.

     First, EPA attempted to tighten the NAAQS for both ozone and particulate matter, an action that could affect any source that emits nitrogen oxides and sulfur dioxide, including utility units. Court challenges to both standards were made. On appeal, the Supreme Court reversed a successful challenge of these revised NAAQS, and remanded the case back to the Court of Appeals for further disposition. This decision may result in tightening of the standards for both ozone and particulate matter. Other challenges to both NAAQS are still pending at the Court of Appeals level. In addition, with respect to the ozone NAAQS, EPA must harmonize provisions in the Clean Air Act imposing the old ozone NAAQS with its proposed standard before the new standard can be implemented.

     Second, in 1998, EPA issued a regulation calling for regional reductions in nitrogen oxides emissions from 22 states, including Georgia, which imposes a fixed cap on nitrogen oxides emissions from such states beginning in the year 2005. States remain free to choose the sources on which to impose reductions needed to stay below the cap. The Georgia Environmental Protection Division has indicated that if Georgia must adhere to the regulation, it will require large fossil fuel-fired units, including those at Plants Wansley and Scherer, to participate in achieving the required reductions. On appeal, EPA's regulation was upheld in part, with that portion of the rule that would have applied to Georgia sent back to EPA for further consideration. EPA has proposed a rule reinstating the cap for Georgia, which would delay implementation until 2005. Georgia's implementation plan for this regulation will depend on how this proposed rulemaking is finalized. Therefore, it is not yet known what additional controls, if any, would be needed at Plants Wansley and/or Scherer to comply with this regional nitrogen oxides reduction program. However, the co-owners of Plant Scherer are converting Units No. 1 and No. 2 from bituminous coal to sub-bituminous coal, which will substantially reduce the nitrogen oxides emissions from these units.

     Third, EPA has promulgated a new regional haze rule, which affects any source that emits nitrogen oxides or sulfur dioxide and that may contribute to the degradation of visibility in mandatory federal Class I areas, including utility units. Several industry groups have challenged the rule and some have also petitioned EPA to reconsider the rule. Until such challenge is resolved, Oglethorpe will not know what controls, if any, must be installed at Plants Wansley and/or Scherer to comply with this rule.

     Fourth, although EPA had decided not to impose a new NAAQS for sulfur dioxide, that decision has been remanded to EPA for further rulemaking, so it is still possible that a new short-term standard for sulfur dioxide could be established.

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

     On November 3, 1999, the United States Justice Department, on behalf of EPA, filed lawsuits against GPC and some of its affiliates, as well as other utilities. The lawsuits allege violations of the new source review provisions and the new source performance standards of the Clean Air Act at, among other facilities, Scherer Unit Nos. 3 and 4. Oglethorpe is not currently named in the lawsuits and Oglethorpe does not have an ownership interest in the named units of Plant Scherer. However, Oglethorpe can give no assurance that units in which Oglethorpe has an ownership interest will not be affected by this or a related lawsuit in the future. The resolution of this matter is highly uncertain at this time, as is any responsibility of Oglethorpe for a share of any penalties and capital costs required to remedy any violations at facilities co-owned by Oglethorpe.

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

     Compliance with the requirements of the Clean Air Act may also require increased capital or operating expenses on the part of GPC. Any increases in GPC's capital or operating expenses may cause an increase in the cost of power purchased from GPC. (See "MEMBER REQUIREMENTS AND POWER SUPPLY RESOURCES--Power Purchase and Sale Arrangements--Power Purchases.")

     Nuclear Regulation

     Oglethorpe is subject to the provisions of the Atomic Energy Act of 1954, as amended (the "Atomic Energy Act"), which vests jurisdiction in the Nuclear Regulatory Commission ("NRC") over the construction and operation of nuclear reactors, particularly with regard to certain public health, safety and antitrust matters. The National Environmental Policy Act has been construed to expand the jurisdiction of the NRC to consider the environmental impact of a facility licensed under the Atomic Energy Act. Plants Hatch and Vogtle are being operated under licenses issued by the NRC. All aspects of the operation and maintenance of nuclear power plants are regulated by the NRC. From time to time, new NRC regulations require changes in the design, operation and maintenance of existing nuclear reactors. Operating licenses issued by the NRC are subject to revocation, suspension or modification, and the operation of a nuclear unit may be suspended if the NRC determines that the public interest, health or safety so requires. The operating licenses issued for each unit of Plants Hatch and Vogtle expire in 2034 and 2038 and 2027 and 2029, respectively. The licenses for Plant Hatch were extended to their current expiration dates in January 2002.

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

     Plants Hatch and Vogtle currently have on-site spent fuel storage capacity. Effective June 2000, an on-site dry storage facility for Plant Hatch became operational. Based on normal operations and retention of all spent fuel in the reactor, sufficient capacity is believed to be available to continue dry storage operations at Plant Hatch into 2010, and Plant Vogtle spent fuel storage is expected to be sufficient into 2014. Oglethorpe expects that procurement of on-site dry storage capacity at Plants Hatch and Vogtle will commence in sufficient time to maintain pool full-core discharge capability. (See Note 1 of Notes to Financial Statements in Item 8.)

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

ITEM 2. PROPERTIES

Generating Facilities

     The following table sets forth certain information with respect to Oglethorpe's generating facilities, all of which are in commercial operation.

                                                                 Oglethorpe's
                                                                   Share of
                                                                  NamePlate       Commercial       License
                                          Type of    Percentage    Capacity        Operation     Expiration
Facilities                                 Fuel      Interest        (MW)            Date            Date
----------                                 ----      --------        ----            ----            ----
Plant Hatch (near Baxley, Ga.)
   Unit No. 1........................     Nuclear       30           243.0           1975            2034
   Unit No. 2........................     Nuclear       30           246.0           1979            2038
Plant Vogtle (near Waynesboro, Ga.)
   Unit No. 1........................     Nuclear       30           348.0           1987            2027
   Unit No. 2........................     Nuclear       30           348.0           1989            2029
Plant Wansley (near Carrollton, Ga.)
   Unit No. 1........................       Coal        30           259.5           1976           N/A(1)
   Unit No. 2........................       Coal        30           259.5           1978           N/A(1)
   Combustion Turbine................       Oil         30            14.8           1980           N/A(1)
Plant Scherer (near Forsyth, Ga.)
   Unit No. 1........................       Coal        60           490.8           1982           N/A(1)
   Unit No. 2........................       Coal        60           490.8           1984           N/A(1)
Tallassee (near Athens, Ga.).........      Hydro       100             2.1           1986            2023
Rocky Mountain (near Rome, Ga.)......      Pumped
                                          Storage
                                           Hydro      74.61          632.5           1995            2027
Plant Doyle (near Monroe, Ga.) ......       Gas        100           325.0(2)        2000           N/A(1)
                                                                     --------
   Total Ownership                                                 3,660.0
                                                                   =======

----------

(1) Fossil-fired units do not operate under operating licenses similar to those granted to nuclear units by the NRC and to hydroelectric plants by FERC.
(2) Nominal plant capacity identified in the Power Purchase and Sale Agreement with Doyle I, LLC. See "The Plant Agreements--Doyle".

Plant Performance

     The following table sets forth certain operating performance information of each of Oglethorpe's major generating facilities:

                     Equivalent            Capacity
                  Availability(1)          Factor(2)
                  ---------------          ---------
Unit             2001   2000   1999   2001   2000   1999
----             ----   ----   ----   ----   ----   ----
Plant Hatch
 Unit No. 1..   99%     84%    81%    99%    85%    83%
 Unit No. 2..   86      89     92     86     90     94
Plant Vogtle
 Unit No. 1..   99      86     92     101    91     94
 Unit No. 2..   92      100    88     94     102    89
Plant Wansley
 Unit No. 1..   83      83     91     78     77     73
 Unit No. 2..   87      78     86     81     72     66
Plant Scherer
 Unit No. 1..   81      100    86     58     79     67
 Unit No. 2..   94      90     95     71     73     79
Rocky
Mountain(3)
 Unit No. 1..   94      94     97     24     26     23
 Unit No. 2..   99      91     96     21     20     16
 Unit No. 3..   95      94     91     17     17     19
Plant
Doyle(3,4)
 Unit No. 1..   100     100   --      4      2     --
 Unit No. 2..   100      97   --      5      8     --
 Unit No. 3..   100      92   --      4      7     --
 Unit No. 4..   100     100   --      6      9     --
 Unit No. 5..   100     100           6      8     --

--------------

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

(3) Rocky Mountain and Plant Doyle primarily operate as peaking plants, which results in low capacity factors.

(4) Plant Doyle began operation in May 2000. Equivalent Availability of each Doyle unit is measured only during the period May 15 - September 15, reflecting the contractual availability commitment of Doyle I, LLC. The units may be dispatched by Oglethorpe during other periods if the units are available.

     The nuclear refueling cycle for Plants Hatch and Vogtle exceeds twelve months. Therefore, in some calendar years the units at these plants are not taken out of service for refueling, resulting in higher levels of equivalent availability and capacity factor.

Fuel Supply

     Coal. Coal for Plant Wansley is currently purchased under long-term contracts and in spot market transactions. As of February 28, 2002, there was a 53-day coal supply at Plant Wansley based on nameplate rating.

     Low-sulfur "compliance" coal for Scherer Units No. 1 and No. 2 is purchased under long-term contracts and in spot market transactions. As of February 28, 2002, the coal stockpile at Plant Scherer contained a 36-day supply based on nameplate rating. Plant Scherer burns both sub-bituminous and bituminous coals, and a separate stockpile of sub-bituminous coal is maintained in addition to the stockpile of bituminous coal. The co-owners of Plant Scherer have undertaken a project to convert Units No. 1 and No. 2 at Plant Scherer to burn sub-bituminous coal, and will thus not then maintain separate stock piles. Oglethorpe leases approximately 700 rail cars to transport coal to Plants Scherer and Wansley.

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

     Nuclear Fuel. GPC, as operating agent, has the responsibility to procure nuclear fuel for Plants Hatch and Vogtle. GPC has contracted with Southern Nuclear Operating Company to operate these plants, including nuclear fuel procurement. SONOPCO employs both spot purchases and long-term contracts to satisfy nuclear fuel requirements. The nuclear fuel supply and related services are expected to be adequate to satisfy current and future nuclear generation requirements.

     Natural Gas. Oglethorpe purchases the natural gas, including transportation and other related services, needed to operate Doyle and the combustion turbines owned by Hartwell Energy Limited Partnership. Oglethorpe purchases natural gas in the spot market and under agreements at indexed prices. Oglethorpe has entered into hedge agreements to manage its exposure to fluctuations in the market price of natural gas. Oglethorpe expects to continue to manage exposure to such risks only with respect to Members that participate in Oglethorpe's pool and elect to receive such services. See "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK--Commodity Price Risk."


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



                         Nuclear                           Coal-Fired                  Pumped Storage
                -------------------------        --------------------------------     --------------------------
                  Plant           Plant               Plant         Scherer Units           Rocky
                  Hatch          Vogtle              Wansley        No. 1 & No. 2         Mountain         Total
                ----------     ----------        -------------      -------------     ---------------    -------
                %    MW(1)     %     MW(1)         %      MW(1)      %       MW(1)       %      MW(1)      MW(1)
              ----   ----    ----    ----        ----     -----     ----     -----     -----    -----     ------
Oglethorpe... 30.0    489    30.0     696        30.0      519      60.0      982      74.61    633       3,319
GPC.......... 50.1    817    45.7   1,060        53.5      926       8.4      137      25.39    215       3,155
MEAG......... 17.7    288    22.7     527        15.1      261      30.2      494       --     --         1,570
Dalton         2.2     36     1.6      37         1.4       24       1.4       23       --     --           120
              ----   ----    ----    ----        ----     -----     ----     -----     -----    -----     ------
Total.....   100.0  1,630   100.0   2,320       100.0    1,730     100.0    1,636     100.00    848       8,164
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

     Municipal Electric Authority of Georgia

     MEAG, an instrumentality of the State of Georgia, was created for the purpose of providing electric capacity and energy to those political subdivisions of the State of Georgia that owned and operated electric distribution systems at that time. MEAG, also known as MEAG Power, has entered into power sales contracts with each of 48 cities and one county in the State of Georgia. Such political subdivisions, located in 39 of the State's 159 counties, collectively serve approximately 290,000 electric consumers (meters).

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

     The Operating Agreement for Plant Hatch will remain in effect with respect to Hatch Units No. 1 and No. 2 until 2009 and 2012, respectively. Oglethorpe has entered into an agreement with GPC, subject to RUS approval, to extend the Operating Agreement for so long as an NRC operating license exists for each unit. (See "FACTORS AFFECTING THE ELECTRIC UTILITY INDUSTRY--Environmental and Other Regulation--Nuclear Regulation.") The Operating Agreement for Plant Vogtle will remain in effect with respect to each unit at Plant Vogtle until 2018. The Operating Agreement for Plant Wansley will remain in effect with respect to Wansley Units No. 1 and No. 2 until 2016 and 2018, respectively. The Operating Agreement for Scherer Units No. 1 and No. 2 will remain in effect with respect to Scherer Units No. 1 and No. 2 until 2022 and 2024, respectively. Upon termination of each Operating Agreement, following any extension agreed to by the parties, GPC will retain such powers as are necessary in connection with the disposition of the property of the applicable plant, and the rights and obligations of the parties shall continue with respect to actions and expenses taken or incurred in connection with such disposition.

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

     Doyle

     Oglethorpe has an agreement with Doyle I, LLC, a limited liability company owned by one of Oglethorpe's Members, Walton EMC, to purchase the output of a gas-fired combustion turbine generating facility with a nominal contract rating of 325 MW over a 15-year term. Delivery commenced May 15, 2000.

     During the term of the agreement, Oglethorpe has the right and obligation to purchase all of the capacity and energy from the facility. Oglethorpe is obligated to pay to Doyle I each month a capacity charge based on a performance rating and an energy charge equal to all costs of operating the facility. Oglethorpe is responsible for supplying all natural gas necessary to operate the facility. Oglethorpe has the right to dispatch the facility.

     Doyle I operates the facility. Doyle I must make the units available from May 15 to September 15 each year. Subject to air permit and other limitations, Oglethorpe may dispatch the facility at other times to the extent that the facility is available.

     Oglethorpe has an option to purchase the facility at the end of the term of the agreement at a fixed price. This agreement is treated as a capital lease of the facility by Oglethorpe for financial reporting purposes.

ITEM 3. LEGAL PROCEEDINGS

PECO Proceeding

     On June 17, 1997, PECO Energy Company-Power Team ("PECO") filed an application with FERC pursuant to Section 211 of the Federal Power Act requesting FERC to compel Oglethorpe and/or GTC to provide PECO with 250 MW of firm point-to-point transmission service from the TVA-Integrated Transmission System ("TVA-ITS") interface to the Florida-Integrated Transmission System interface for an initial three-year period, with an automatic roll-over provision. PECO also seeks $10,000 per day in penalties from Oglethorpe and/or GTC, alleging bad faith and delays in negotiations. In their response to FERC, GTC and Oglethorpe contend that they negotiated with PECO in good faith, and thus there is no reasonable basis for imposing the penalties sought by PECO. GTC also responded that it does not have firm "available transfer capability" at the TVA-ITS interface to fulfill PECO's request, after taking into account the need to protect system reliability, existing firm commitments, and use of the TVA-ITS interface to serve "native load," in accordance with North American Electric Reliability Council guidelines. Since this action involves transmission access to the ITS and is exclusively a transmission matter, Oglethorpe has requested that FERC dismiss the action as to Oglethorpe. In March 2002, FERC issued an order denying Oglethorpe's request for dismissal. FERC also ordered GTC to file an updated assessment of its "available transfer capacity" and ordered PECO to inform FERC of its current transmission needs.

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

2001 LEM Arbitration

     In February 2001, LEM and its affiliates, LG&E Energy Corp. and LG&E Power, Inc. (collectively, the "LG&E Parties") initiated a binding arbitration process to resolve certain issues relating to the interpretation and administration of the LEM Agreement and a similar agreement among LEM, LG&E Power, Inc. and Oglethorpe that expired by its terms in 1999. The proceedings in the arbitration were bifurcated into a liability phase and a damage determination phase. On November 5, 2001, the arbitration panel issued an order on an issue-by-issue basis in the liability phase, ruling in Oglethorpe's favor on some issues and in the LG&E Parties' favor on some issues. Oglethorpe and the LG&E Parties have submitted proposed remedies to the arbitration panel. The arbitration panel will determine damages by selecting either Oglethorpe's proposed remedy or the LG&E Parties' proposed remedy for each issue. Oglethorpe expects a decision on the damage aspects of these issues in June 2002. Oglethorpe has recorded a $36 million reserve for estimated damages payable to LEM. If this arbitration panel adopts all of LEM's proposed remedies, Oglethorpe believes the award could be approximately $60 million.

1999 LEM Arbitration

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

     Other

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
                Not Applicable.
Item 6. Selected Financial Data

     The following table presents selected historical financial data of Oglethorpe. The financial data presented as of the end of and for each year in the five-year period ended December 31, 2001, have been derived from the audited financial statements of Oglethorpe. Due to a corporate restructuring, the results of operations and financial condition reflect operations as a combined power supply, transmission and system operations company through March 31, 1997, and operations solely as a power supply company thereafter. These data should be read in conjunction with the financial statements of Oglethorpe and the notes thereto included in Item 8 and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" in Item 7.





                                                                       (dollars in thousands)
                                             2001             2000             1999              1998               1997
------------------------------------------------------------------------------------------------------------------------------------
Operating revenues:
Sales to Members                        $ 1,080,478       $ 1,146,064      $ 1,122,336       $ 1,095,904       $ 1,000,319
Sales to non-Members                         58,811            53,333           53,896            48,263            47,533
------------------------------------------------------------------------------------------------------------------------------------
Total operating revenues                  1,139,289         1,199,397        1,176,232         1,144,167         1,047,852
------------------------------------------------------------------------------------------------------------------------------------

Operating expenses:
Fuel                                        221,449           230,729          196,182           191,399           206,315
Production                                  218,480           220,221          215,517           198,378           181,923
Purchased power                             414,382           377,805          401,719           387,662           266,875
Depreciation and amortization               133,731           143,703          130,883           124,074           126,730
Income taxes                                (63,485)                -                -                 -                 -
Other operating expenses                          -                 -                -                 -             6,334
------------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                    924,557           972,458          944,301           901,513           788,177
------------------------------------------------------------------------------------------------------------------------------------
Operating margin                            214,732           226,939          231,931           242,654           259,675
Other income, net                            51,345            62,431           50,545            42,293            46,646
Net interest charges                       (247,660)         (269,392)        (262,538)         (263,867)         (283,916)
------------------------------------------------------------------------------------------------------------------------------------
Net margin                              $    18,417       $    19,978      $    19,938       $    21,080       $    22,405
------------------------------------------------------------------------------------------------------------------------------------
Electric plant, net:
In service                              $ 3,224,634       $ 3,339,364      $ 3,312,669       $ 3,429,704       $ 3,588,204
Construction work in progress                38,564            24,841           18,299            20,948            13,578
------------------------------------------------------------------------------------------------------------------------------------
Total electric plant                    $ 3,263,198       $ 3,364,205      $ 3,330,968       $ 3,450,652       $ 3,601,782
------------------------------------------------------------------------------------------------------------------------------------
Total assets                            $ 4,724,667       $ 4,693,539      $ 4,564,622       $ 4,506,265       $ 4,509,857
------------------------------------------------------------------------------------------------------------------------------------

Capitalization:
Long-term debt                          $ 2,929,316       $ 3,019,019      $ 3,103,590       $ 3,177,883       $ 3,258,046
Obligation under capital leases             373,837           387,756          275,224           282,299           288,638
Other obligations                            68,032            63,665           59,579            55,755            52,176
Patronage capital and membership fees       367,668           392,682          370,025           352,701           330,509
------------------------------------------------------------------------------------------------------------------------------------
Total capitalization                    $ 3,738,853       $ 3,863,122      $ 3,808,418       $ 3,868,638       $ 3,929,369
------------------------------------------------------------------------------------------------------------------------------------

Property additions                      $    69,824       $    70,738      $    41,829       $    43,904       $    63,527
------------------------------------------------------------------------------------------------------------------------------------

Energy supply (megawatt-hours):
Generated                                19,157,910        19,802,501       18,295,514        17,781,896        17,722,059
Purchased                                11,448,219        11,234,860        7,971,583         8,544,714         6,377,643
------------------------------------------------------------------------------------------------------------------------------------
Available for sale                       30,606,129        31,037,361       26,267,097        26,326,610        24,099,702
------------------------------------------------------------------------------------------------------------------------------------
Member revenue per kWh sold                    4.01(cent)        4.21(cent)       4.53(cent)        4.70(cent)        4.83(cent)
------------------------------------------------------------------------------------------------------------------------------------


ITEM 7. Management's Discussion and Analysis of Financial Condition and
             Results of Operations

Summary of Critical Accounting Policies and Cooperative Operations

Basis of Accounting

     Oglethorpe Power Corporation (An Electric Membership Corporation) (Oglethorpe) follows generally accepted accounting principles and the practices prescribed in the Uniform System of Accounts of the Federal Energy Regulatory Commission (FERC) as modified and adopted by the Rural Utilities Service (RUS).

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2001 and 2000 and the reported amounts of revenues and expenses for each of the three years ending December 31, 2001. Actual results could differ from those estimates.

     Regulatory Assets and Liabilities. Oglethorpe is subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." SFAS No. 71 permits Oglethorpe to record regulatory assets and regulatory liabilities to reflect future cost recovery or refunds that Oglethorpe has a right to pass through to the Members. At December 31, 2001, Oglethorpe's regulatory assets and liabilities totaled $297 million and $82 million, respectively. See Note 1 of Notes to Financial Statements in Item 8. In the event that competitive or other factors result in cost recovery practices under which Oglethorpe can no longer apply the provisions of SFAS No. 71, Oglethorpe would be required to eliminate all regulatory assets and liabilities that could not otherwise be recognized as assets and liabilities by businesses in general. In addition, Oglethorpe would be required to determine any impairment to other assets, including plant, and write-down those assets, if impaired, to their fair value.

     Nuclear Decommissioning. Oglethorpe owns interests in two nuclear facilities, Plant Vogtle and Plant Hatch. Oglethorpe will incur costs to decommission these plants when their licenses expire. Oglethorpe currently expects that Plant Vogtle and Plant Hatch will begin the decommissioning process in 2027 and 2034, respectively. Based on a 2000 site study, Oglethorpe estimates its portion of the costs of decommissioning to be $308 million for Plant Vogtle and $314 million for Plant Hatch. The decommissioning cost estimates are based on prompt dismantlement and removal of the plant from service. The actual decommissioning costs may vary from these estimates because of changes in the assumed date of decommissioning, changes in regulatory requirements, changes in technology, and changes in costs of labor, materials and equipment.

     Based on the most recent Nuclear Regulatory Commission (NRC) funding requirement, Oglethorpe has determined that its existing decommissioning reserve together with expected earnings on the external fund (described below), should be sufficient to meet the current projected required funding levels for Plant Vogtle and Plant Hatch. Based on current assumptions, Oglethorpe's management does not expect to record an annual provision for decommissioning in future years. These projections are based on an assumed cost escalation rate of 4.72% and an assumed return on trust assets of 8%. Oglethorpe's management believes that any increase in cost estimates of decommissioning can be recovered in future rates.

     In compliance with NRC regulations, Oglethorpe maintains an external trust fund to provide for a portion of the cost of decommissioning its nuclear facilities. The NRC regulations require funding levels based on average expected cost to decommission only the radioactive portions of a typical nuclear facility.

     In June of 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement provides accounting and reporting standards for recognizing obligations related to costs associated with the retirement of long-lived assets. SFAS No. 143 requires obligations associated with the retirement of long-lived assets to be recognized at their fair value in the period in which they are incurred if a reasonable estimate of fair value can be made. The fair value of the asset retirement costs is capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense using a systematic and rational method over the assets' useful life. Any subsequent changes to the fair value of the liability due to passage of time or changes in the amount or timing of estimated cash flows is recognized as an accretion expense.

     Adoption of SFAS No. 143 would require Oglethorpe to recognize the fair value of its decommissioning liability. Under SFAS No. 71, Oglethorpe may record an offsetting regulatory asset or liability to reflect the difference in timing of recognition of the costs of decommissioning for financial reporting purposes and for ratemaking purposes. Oglethorpe will be required to adopt this statement no later than January 1, 2003. Oglethorpe's management is currently assessing the impact of this statement on its results of operations and financial condition.

     Accounting for Derivatives. As of January 1, 2001, Oglethorpe adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The standard establishes accounting and reporting requirements for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires the recognition of all derivative instruments as assets or liabilities in Oglethorpe's balance sheet and measurement of those instruments at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and if so, the type of hedge. Oglethorpe's interest rate swap arrangements in place at December 31, 2001 are designated as cash flow hedges. Adoption of SFAS No. 133 on January 1, 2001, resulted in recording $33,515,000 of decline in fair value to accumulated other comprehensive income and a comparable increase in other liabilities related to the interest rate swaps. The fair value of the interest rate swap arrangements at December 31, 2001 was an unrealized loss of $36,859,000. See Note 2 of Notes to Financial Statements.

     The application of new rules for SFAS No. 133 is still evolving and further guidance from the Financial Accounting Standards Board is expected which could further impact Oglethorpe's financial statements. In addition, Oglethorpe will continue to evaluate its use of derivatives, including their effectiveness for hedging, and to apply appropriate procedures and methods for valuing them. During 2001, Oglethorpe entered into natural gas financial contracts that are classified as cash flow hedges. Oglethorpe utilizes natural gas financial contracts in managing its exposure to fluctuations in the market price of natural gas. At December 31, 2001, Oglethorpe recorded an unrealized loss in other comprehensive margin of $7,537,000 and a corresponding increase in other liabilities related to these natural gas financial contracts.

Margins and Patronage Capital

     Oglethorpe provides wholesale electric service to its 39 retail electric distribution cooperative members (Members). Oglethorpe operates on a not-for-profit basis and, accordingly, seeks only to generate revenues sufficient to recover its cost of service and to generate margins sufficient to establish reasonable reserves and meet certain financial coverage requirements. Revenues in excess of current period costs in any year are designated as net margin in Oglethorpe's statements of revenues and expenses and patronage capital. Retained net margins are designated on Oglethorpe's balance sheets as patronage capital, which is allocated to each of the Members on the basis of its electricity purchases from Oglethorpe. Since its formation in 1974, Oglethorpe has generated a positive net margin in each year and had a balance, excluding accumulated other comprehensive margin, of $410 million in patronage capital as of December 31, 2001. Oglethorpe's equity ratio (patronage capital and membership fees, excluding other comprehensive margin, divided by total capitalization) increased from 9.6% at December 31, 2000 to 10.8% at December 31, 2001.

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

     For 2001, 2000 and 1999, Oglethorpe achieved a Margins for Interest Ratio of 1.10.

     Under the Mortgage Indenture and related loan contract with the Rural Utilities Service (RUS), adjustments to Oglethorpe's rates to reflect changes in Oglethorpe's budgets are generally not subject to RUS approval. Changes to the rate schedule under the Wholesale Power Contracts are generally subject to RUS approval. Oglethorpe's rates are not subject to the approval of any other federal or state agency or authority, including the Georgia Public Service Commission (the GPSC).

Results of Operations

Power Marketer Arrangements

     Oglethorpe is utilizing power marketer arrangements to reduce the cost of power to the Members. Oglethorpe has a power marketer agreement with LG&E Energy Marketing Inc. (LEM), for approximately 50% of the load requirements of 37 of the Members and an additional power marketer agreement with Morgan Stanley Capital Group Inc. (Morgan Stanley), effective May 1, 1997, with respect to 50% of the 39 Members' then forecasted load requirements. The LEM agreement is based on the actual requirements of the participating Members during the contract term, whereas the Morgan Stanley agreement represents a fixed supply obligation. Generally, these arrangements reduce the cost of supplying power to the Members by limiting the risk of unit availability, by providing a guaranteed benefit for the use of excess resources and by providing future power needs at a fixed price. Most of Oglethorpe's generating facilities and power purchase arrangements are available for use by LEM and Morgan Stanley. Oglethorpe continues to be responsible for all of the costs of its system resources but receives revenue from LEM and Morgan Stanley for the use of the resources. After considering resources made available to LEM and Morgan Stanley, Oglethorpe estimates that about 30% of its power supply capability will be provided by these contracts in 2002.

     In February 2001, LEM and its affiliates initiated a binding arbitration process to resolve certain issues relating to the interpretation and administration of the LEM agreement and a similar agreement with Oglethorpe that expired by its terms in 1999. On November 5, 2001, the arbitration panel issued an order on an issue-by-issue basis as to liability, ruling in Oglethorpe's favor on some issues and in LEM's favor on some issues. Oglethorpe expects a decision on the damage aspects of these issues in June 2002. Oglethorpe has recorded a $36 million accrual to purchased power costs, and a corresponding increase in current liabilities, for estimated damages payable to LEM. If the arbitration panel adopts all of LEM's proposed remedies, Oglethorpe believes the award could be approximately $60 million.

Operating Revenues

     Sales to Members. Revenues from Members are collected pursuant to the Wholesale Power Contracts and are a function of the demand for power by the Members' consumers and Oglethorpe's cost of service. Revenues from sales to Members decreased by 5.7% for 2001 compared to 2000 and increased by 2.1% for 2000 compared to 1999. Kilowatt-hours (kWh) sales to Members were 1.0% lower in 2001 compared to 2000 and 10.0% higher in 2000 compared to 1999. The average revenue per kWh from sales to Members decreased 4.8% for 2001 compared to 2000 and decreased 7.1% for 2000 compared to 1999. The components of Member revenues were as follows:

--------------------------------------------------------------------------------
                                                  (dollars in thousands)
                                        2001              2000            1999
--------------------------------------------------------------------------------
Capacity revenues                   $  537,392       $  624,537       $  613,974
Energy revenues                        543,086          521,527          508,362
--------------------------------------------------------------------------------
Total                               $1,080,478       $1,146,064       $1,122,336
--------------------------------------------------------------------------------

     Capacity revenues from Members decreased by 14.0% from 2000 to 2001 primarily as a result of lower depreciation and amortization and a credit to income tax expense. For 2000 compared to 1999, Member capacity revenues increased 1.7% primarily due to higher depreciation and amortization expense and higher production costs offset in part by higher investment income.

     Energy revenues from Members increased by 4.1% from 2000 to 2001 and by 2.6% from 1999 to 2000. The increase in Member energy revenues in 2001 compared to 2000 primarily resulted from higher purchased power costs related to an accrual for estimated damages payable to LEM resulting from the arbitration ruling. The increase in 2000 compared to 1999 was primarily due to greater volumes of energy sold to Members.

     The following table summarizes the amounts of kWh sold to Members and total revenues per kWh during each of the past three years:

--------------------------------------------------------------------------------
                     (in thousands)
                     Kilowatt-hours               Cents per
                                                 Kilowatt-hour
--------------------------------------------------------------------------------
2001                  26,950,149                    4.01
2000                  27,232,641                    4.21
1999                  24,755,812                    4.53
--------------------------------------------------------------------------------

     In 2000, a cold November and December combined with growth in the Members' service territories resulted in a 10.0% increase in kWh sales to Members. In 2001 mild weather, combined with an increase in energy supplied by Member-owned resources, mitigated by continued growth in the Members' service territories, resulted in a 1.0% decrease in kWh sales to Members.

     The energy portion of Member revenues per kWh increased 5.2% in 2001 compared to 2000 and decreased 6.8% in 2000 compared to 1999. Oglethorpe passes through actual energy costs to the Members such that energy revenues equal energy costs. The increase in 2001 for the cost of energy supplied to the Members resulted primarily from higher purchased power costs. The decrease in 2000 of energy revenues per kWh was primarily due to the pass-through of lower purchased power costs. See "Operating Expenses" below.

     Sales to non-Members. The following table summarizes non-Member revenues for the past three years:
--------------------------------------------------------------------------------
                                                     (dollars in thousands)
                                               2001          2000          1999
--------------------------------------------------------------------------------
Sales to power companies                     $55,057       $46,952       $46,186
Sales to LEM and
Morgan Stanley                                 3,754         6,381         7,710
--------------------------------------------------------------------------------
Total                                        $58,811       $53,333       $53,896
--------------------------------------------------------------------------------

     Sales to power companies represent sales made directly by Oglethorpe. Oglethorpe sells for its own account any energy available from the portion of its resources dedicated to Morgan Stanley that is not scheduled by Morgan Stanley pursuant to its power marketer arrangements. Sales to power companies were higher in 2001 partly due to a cooler summer during 2001 and a corresponding decrease in kWh sales to Members resulting in an increase in energy available for sale to power companies. In addition, Oglethorpe increased purchased kWhs for resale to power companies.

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

Operating Expenses

     Oglethorpe's operating expenses decreased 4.9% in 2001 compared to 2000 and increased 3.0% in 2000 compared to 1999. The decrease in operating expenses in 2001 resulted primarily from lower depreciation and amortization and from a credit for income taxes offset somewhat by higher purchased power costs. Operating expenses increased in 2000 primarily as a result of higher fuel and depreciation and amortization costs.

     Total fuel costs decreased 4.0% in 2001 compared to 2000 primarily as a result of a 3.1% decrease in generation. For 2000 compared to 1999 total fuel costs increased 17.6% partly as a result of an 8.6% increase in kWhs of generation and partly due to higher average fuel costs associated with increased fossil generation and generation from a gas-fired combustion turbine facility placed in service during May 2000. For 2000 compared to 1999 output of nuclear generation was 4.3% higher and output of fossil generation was 9.9% higher. In addition, output from gas-fired generation accounted for 1.2% of the total increase in kWhs of generation. The larger portion of fossil and gas-fired generation, with its higher average fuel cost compared to nuclear generation, yielded an 8.4% increase in average fuel cost.

     Purchased power costs increased 9.7% in 2001 compared to 2000 and decreased 6.0% in 2000 compared to 1999 as follows:

--------------------------------------------------------------------------------
                                       (dollars in thousands)
                                2001           2000          1999
--------------------------------------------------------------------------------
Capacity costs                $ 88,463      $ 93,771      $ 97,616
Energy costs                   325,919       284,034       304,103
--------------------------------------------------------------------------------
Total                         $414,382      $377,805      $401,719
--------------------------------------------------------------------------------

     Decreases in purchased power capacity costs in 2001 and 2000 were primarily due to the elimination on September 1 of 2000 and 2001 of 125 megawatts of capacity, on each date, under a power purchase agreement between Oglethorpe and GPC.

     Purchased power energy costs increased 14.7% in 2001 compared to 2000 and decreased 6.6% in 2000 compared to 1999. The average cost of purchased power energy per kWh increased 12.6% in 2001 compared to 2000 and decreased 33.7% in 2000 compared to 1999. The increase in average costs in 2001 was primarily due to an accrual for estimated damages payable to LEM resulting from the arbitration ruling. The decrease in average cost in 2000 resulted from a combination of lower prices in the wholesale electricity markets and from purchases made under new power purchase agreements during 2000.

     The volumes of purchased power increased 1.9% in 2001 compared to 2000 and increased 42.5% in 2000 compared to 1999. The higher volumes of purchased power in 2000 were utilized to serve Member load that was not contractually provided by the power marketers.

     Purchased power expenses for the years 1999 through 2001 include the cost of capacity and energy purchases under various long-term power purchase agreements. These long-term agreements have, in some cases, take-or-pay minimum energy requirements. For 1999 through 2001, Oglethorpe utilized its energy from these power purchase agreements in excess of the take-or-pay requirements. Oglethorpe's capacity and energy expenses under these agreements amounted to approximately $130 million in 2001, $150 million in 2000 and $133 million in 1999. For a discussion of the power purchase agreements, see Note 9 of Notes to Financial Statements.

     The higher depreciation and amortization in 2000 was primarily due to $10.3 million of Board approved accelerated amortization of project costs for the Vogtle radioactive waste facility. The amortization of these project costs commenced January 1, 1999. For further discussion of the Vogtle radioactive waste facility see Note 1 of Notes to Financial Statements.

     The credit to income tax expense in 2001 resulted from a change in Oglethorpe's Bylaws to determine its allocation of patronage on a tax basis method rather than the historical book basis method. Due to this change, Oglethorpe anticipates that all future patronage source income will be offset by the patronage exclusion. Therefore, Oglethorpe has reversed $63,485,000 of net deferred tax liabilities and has recognized an income tax credit in the same amount. See Note 3 of Notes to Financial Statements.

Other Income (Expense)

     Investment income decreased 27.8% in 2001 compared to 2000 primarily due to lower earnings from the decommissioning fund. The higher investment income for 2000 compared to 1999 was partly due to higher cash and temporary cash investment balances and higher interest earnings on those investments, partly due to higher earnings from the decommissioning fund and partly due to interest earnings on the note receivable from Smarr EMC relating to the Sewell Creek Energy Facility.

Interest Charges

     Other interest expense decreased 50.6% in 2001 compared to 2000. The lower other interest expense in 2001 was primarily as a result a decrease in interest expense for decommissioning (which is recorded as an offset to interest earnings on the decommissioning fund).

Net Margin

     Oglethorpe's net margin for 2001, 2000 and 1999 was $18.4 million, $20.0 million and $19.9 million, respectively. Oglethorpe's margin requirement is based on a ratio applied to interest charges. For 2001compared to 2000, the reduction in interest charges reduced Oglethorpe's margin requirement.

Financial Condition

General

     The principal changes in Oglethorpe's financial condition in 2001 were due to property additions, an increase in patronage capital, an increase in the amount of commercial paper outstanding and a decrease in cash and temporary cash investments.

     Property additions, including nuclear fuel purchases, totaled $70 million and were financed with funds from operations.

     Oglethorpe achieved a net margin of $18.4 million in 2001, which increased equity (patronage capital) by a like amount for a total patronage capital, excluding accumulated other comprehensive margin, of $410 million at December 31, 2001.

     The amount of commercial paper outstanding increased by $275 million from December 31, 2000 to December 31, 2001 due to borrowing to fund the interim financing of new generation facilities owned by Talbot EMC and Chattahoochee EMC.

     Oglethorpe's cash and temporary cash investments totaled $276 million at December 31, 2001, a decrease of $55 million from the prior year-end balance. The decrease was due to the timing of long-term debt payments at year end 2000 and 2001. Included in the $276 million was $23 million in proceeds from the issuance of pollution control bonds ("PCBs") in October 2001. The PCB proceeds were used to repay a like amount of PCB principal that matured on January 1, 2002.

     In addition to the $276 million in cash and temporary cash investments, Oglethorpe had, at December 31, 2001, $89 million in other short-term investments which represents a portion of its general funds invested with an external fund manager. The funds are invested primarily in short-term bonds with an average maturity of 1.7 years.

Capital Requirements

     Capital Expenditures. As part of its ongoing capital planning, Oglethorpe forecasts expenditures required for generating facilities and other capital projects. The table below details these expenditure forecasts for 2002 through 2004. Actual construction costs may vary from the estimates listed below because of factors such as changes in business conditions, fluctuating rates of load growth, environmental requirements, design changes and rework required by regulatory bodies, delays in obtaining necessary regulatory approvals, construction delays, cost of capital, equipment, material and labor, and decisions whether to purchase or construct additional generation capacity.

----------------------------------------------------------------------------------------
                             (dollars in thousands)
                             Capital Expenditures(1)
----------------------------------------------------------------------------------------
Year         Existing       Environmental      Nuclear           General
           Generation(2)     Compliance          Fuel             Plant           Total
----------------------------------------------------------------------------------------
2002        $ 28,000         $ 76,000         $ 37,000         $  8,000         $149,000
2003          16,000           31,000           43,000            4,000           94,000
2004          19,000            2,000           33,000            5,000           59,000
----------------------------------------------------------------------------------------
Total       $ 63,000         $109,000         $113,000         $ 17,000         $302,000
----------------------------------------------------------------------------------------

(1) Excludes allowance for funds used during construction.
(2) Consists of replacements and additions to facilities in-service.

     Oglethorpe's investment in electric plant, net of depreciation, was approximately $3.2 billion as of December 31, 2001. Expenditures for property additions during 2001 amounted to $70 million and were funded with funds from operations. These expenditures were primarily for additions and replacements to existing generation facilities, purchases of nuclear fuel and compliance with environmental regulations.

     Financing for Talbot EMC and Chattahoochee EMC. Thirty of Oglethorpe's Members formed Talbot EMC, a Georgia electric membership corporation, in 2001 to construct and own a six-unit gas-fired combustion turbine facility designed to provide 618 MW of capacity. Four of the six combustion turbines are expected to be in-service by the summer of 2002, with the other two expected to be in-service by the summer of 2003.

     Twenty-eight of Oglethorpe's Members formed Chattahoochee EMC, a Georgia electric membership corporation, in 2001 to construct and own a gas-fired combined cycle facility designed to provide 468 MW of capacity. The combined cycle facility is expected to be in-service in the spring of 2003.

     Oglethorpe is providing loans to Talbot EMC and Chattahoochee EMC to fund, on an interim basis, a portion of the construction cost of the six combustion turbines and the combined cycle facility. Oglethorpe is funding these loans under its commercial paper program, and at December 31, 2001, $354 million of commercial paper was outstanding for this purpose. At March 31, 2002, the amount of commercial paper outstanding declined to $338 million. The loans are included in Notes receivable on Oglethorpe's balance sheet.

     The expected combined cost of constructing the six combustion turbines and the combined cycle facility totals approximately $600 million. Oglethorpe expects to have approximately $300 million of commercial paper outstanding into early 2003 in conjunction with the interim financing for these facilities. Two bridge loans have been secured to fund the remaining portion of the cost of constructing these facilities. The National Rural Utilities Cooperative Finance Corporation (CFC) is providing a $141 million bridge loan to Talbot EMC, and Pitney Bowes Credit Corporation is providing a $160 million bridge loan to Chattahoochee EMC. Oglethorpe's loans to Talbot EMC and Chattahoochee EMC are subordinated to the CFC and Pitney Bowes loans, respectively. Oglethorpe is providing a guarantee of the $160 million bridge loan to Chattahoochee EMC.

     In 2000, Oglethorpe submitted loan applications to RUS to provide permanent financing for these facilities. The loan applications were made on behalf of any entity that may ultimately own these facilities, and Talbot EMC and Chattahoochee EMC are now the applicants for RUS financing. Oglethorpe expects RUS to act on these loan applications later in 2002. If approved by RUS, funding is expected to occur for both projects by mid-2003. The proceeds of the RUS permanent financing will be used first to repay the bridge loans and then the loans from Oglethorpe. If RUS funding is delayed or denied, Oglethorpe will assist Talbot EMC and Chattahoochee EMC to pursue alternative financing.

     Contractual Obligations. In addition to the capital expenditures and interim financing for Talbot EMC and Chattahoochee EMC discussed above, the table below summarizes, as of December 31, 2001, Oglethorpe's contractual obligations for the periods indicated.

--------------------------------------------------------------------------------
                             (dollars in thousands)
Contractual
Obligations                                    2003-       2007
As of 12/31/01                   2002          2006     and beyond       Total
--------------------------------------------------------------------------------
Long-Term Debt              $  111,971    $  629,764    $2,299,552    $3,041,287

Capital Leases                  44,314       177,206       463,715       685,235

Operating Leases                 2,877        11,508        38,234        52,619

Unconditional
Power Purchases                 58,451       184,933       336,895       580,279
--------------------------------------------------------------------------------
Total                       $  217,613    $1,003,411    $3,138,396    $4,359,420
--------------------------------------------------------------------------------

     Contingent Commitments. Oglethorpe is also liable, on a contingent basis, for certain other contractual obligations. In each case, another party is liable for these obligations, and Oglethorpe would be expected to pay only if the other party fails to satisfy the obligations. These obligations are not shown on Oglethorpe's balance sheet.

     Several of these contingent liabilities are in connection with Oglethorpe's transfer of the generation facilities under construction to Talbot EMC and Chattahoochee EMC and the related assignment of contracts.

     The contingent liabilities under construction contracts for Talbot EMC and Chattahoochee EMC were $70 million and $45 million, respectively, as of March 31, 2002. Substantially all of these amounts will be paid by the commercial operation dates of the respective facilities. As discussed above, bridge loans have been secured by Talbot EMC and Chattahoochee EMC to fund the remaining cost of construction.

     Oglethorpe also remains liable, on a contingent basis, for obligations under other operational agreements relating to the Chattahoochee EMC facility. The combined obligation under these agreements totals $94 million through 2006, and $20 million annually thereafter through approximately 2015.

     In December 1996 and January 1997, Oglethorpe entered into long-term lease transactions for its 74.6% ownership interest in the Rocky Mountain pumped storage hydro facility (Rocky Mountain), through a wholly owned consolidated subsidiary of Oglethorpe, Rocky Mountain Leasing Corporation (RMLC). From the proceeds of the lease transactions, RMLC paid $641 million to a financial institution and entered into a payment undertaking agreement whereby the financial institution undertook to pay a portion of Oglethorpe's lease obligations, including the semi-annual basic rent obligations under the lease. Because of this, both Oglethorpe's interest in this payment undertaking agreement and the corresponding lease obligations have been extinguished for financial reporting purposes. On January 1, 2002, the semi-annual basic rent payment was $46 million. If the financial insti tution fails to make the required payments, Oglethorpe would be liable for the payments. The senior debt obligations of the financial institution are rated "AAA" by Standard and Poor's and "Aaa" by Moody's. Oglethorpe has the right, with the consent of the lessors, to replace the financial institution if its ratings fall below "AA" and "Aa2" by Standard & Poor's and Moody's, respectively. See Note 1 of Notes to Financial Statements.

     In connection with a corporate restructuring in 1997 in which Oglethorpe sold its transmission assets to GTC, GTC assumed a portion of the indebtedness associated with PCBs. Oglethorpe was not legally released from its obligation to pay this debt. See Note 5 of Notes to Financial Statements. Oglethorpe also has contractual commitments on a corresponding portion of Oglethorpe's interest rate swaps assumed by GTC.

     Oglethorpe has entered into natural gas hedges with respect to Smarr EMC, Talbot EMC and Chattahoochee EMC. See "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK" in Item 7A.

Liquidity and Sources of Capital

     Oglethorpe has obtained the majority of its long-term financing from RUS-guaranteed loans funded by FFB. Oglethorpe has also obtained a substantial portion of its long-term financing requirements from the issuance of PCBs.

     In addition, Oglethorpe's operations have consistently provided a sizable contribution to its funding of capital requirements, such that internally generated funds have provided interim funding or long-term capital for nuclear fuel reloads, general plant facilities, replacements and additions to existing facilities, and retirement of long-term debt. Oglethorpe anticipates that it will continue to meet these types of capital requirements through 2004 primarily with funds generated from operations and, if necessary, with short-term borrowings. However, in the future Oglethorpe may also pursue long-term financing for these types of capital expenditures. In addition, Oglethorpe intends to finance some of its prior and future environmental-related capital expenditures by issuing long-term debt, some of which may be tax-exempt.

     As discussed above, Oglethorpe is currently providing interim financing, through its commercial paper program, for approximately fifty percent of the cost of the new generation facilities owned by Talbot EMC and Chattahoochee EMC. This interim funding will remain in place until permanent financing is obtained.

     To meet short-term cash needs and liquidity requirements, Oglethorpe had, as of December 31, 2001, (i) approximately $276 million in cash and temporary cash investments, (ii) $89 million in other short-term investments and (iii) up to $51 million available under the following credit facilities:
--------------------------------------------------------------------------------
                                              (dollars in thousands)
                                             Authorized     Available
Short-Term Credit Facilities                   Amount        Amount
--------------------------------------------------------------------------------
Committed line of credit:
        Commercial paper                      $355,000      $ 1,000
Uncommitted line of credit:
        Cooperative Finance
           Corporation                          50,000       50,000
--------------------------------------------------------------------------------

     Under its commercial paper program, Oglethorpe may issue commercial paper not to exceed $355 million outstanding at any one time. The commercial paper is backed 100% by committed lines of credit provided by a group of banks that was syndicated by Bank of America.

     Oglethorpe has liquidity requirements in conjunction with certain financial agreements currently in place. These agreements include the interest rate swap arrangements relating to two PCB transactions and the Rocky Mountain lease transactions. The amount of liquidity required under these agreements was $77 million as of December 31, 2001, and Oglethorpe satisfied these requirements.

Refinancing Transactions

     Oglethorpe has a program under which it is refinancing, on a continued tax-exempt basis, the annual principal maturities of serial bonds and the annual sinking fund payments of term bonds originally issued on behalf of Oglethorpe by the Development Authority of Burke County and the Development Authority of Monroe County. The refinancing of these PCB principal maturities allows Oglethorpe to preserve a low-cost source of financing. To date, Oglethorpe has refinanced approximately $134 million under this program, including $23 million of PCB principal which matured on January 1, 2002.

     Under an indemnity agreement executed in connection with GTC's assumption of PCB indebtedness in the 1997 corporate restructuring, GTC is entitled to participate in any refinancing of this PCB debt by Oglethorpe by agreeing to assume a portion of the refinancing debt. However, GTC agreed not to participate in Oglethorpe's refinancing of the Burke and Monroe principal payments due January 1, 2000, 2001 and 2002. Pursuant to this agreement, Oglethorpe provided a discount of approximately $1.1 million and received cash of $2.7 million on the $3.8 million due from GTC in connection with the Burke and Monroe principal payments due January 1, 2002.

     Oglethorpe anticipates that it will continue to refinance the Burke and Monroe principal maturities, averaging approximately $32 million annually over the next five years. Oglethorpe also anticipates that GTC will agree not to participate in the refinancing of this debt.

     The average interest rate on long-term debt, capital lease obligations and notes payable was 5.52% at December 31, 2001.

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

     o    generation technology; and

     o    other factors.

     Some states have implemented varying forms of retail competition among power suppliers. Other states are either in the process of implementing retail competition or are studying options relating to retail competition. Proposed federal legislation could encourage elements of retail competition in every state and otherwise deregulate the industry. No legislation related to retail competition has yet been enacted in Georgia, and no bill is currently pending in the Georgia legislature which would amend the Georgia Territorial Electric Service Act (the "Territorial Act") or otherwise affect the exclusive right of the Members to supply power to their current service territories. The GPSC does not have the authority under Georgia law to order retail competition or amend the Territorial Act. Oglethorpe and the Members are also actively monitoring and studying legislative initiatives in Congress and in other states to take advantage of the experiences of cooperatives and other utilities in other states to protect their interests in any future legislative activities in Georgia.

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

     Oglethorpe cannot predict at this time the outcome of the various developments that may lead to increased competition in the electric utility industry or the effect of such developments on Oglethorpe or the Members. Nonetheless, Oglethorpe has taken several steps to prepare for and adapt to the fundamental changes that have occurred or appear likely to occur in the electric utility industry and to reduce stranded costs. In 1997, Oglethorpe divided itself into separate generation, transmission and system operations companies in order to better serve its Members in a deregulated and competitive environment. Oglethorpe also has pursued an interest cost reduction program, which has included refinancings and prepayments of various debt issues, and that has provided significant cost savings. Oglethorpe has also entered into arrangements with power marketers to reduce power costs and to provide for future load requirements without taking all the risk associated with traditional suppliers. (See "Results of Operations --Power Marketer Arrangements.")

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

     Many Members are also providing or considering proposals to provide non-traditional products and services such as telecommunications and other services. Each house of the Georgia legislature has passed legislation that permits the Members to market natural gas. The legislation is now in conference. Depending on the nature of future competition in Georgia, there could be reasons for the Members to separate their physical distribution business from their energy business, or otherwise restructure their current businesses to operate more effectively under retail competition.

     Oglethorpe will continue to consider indus try trends and developments, but cannot predict at this time the results of these matters or any action Oglethorpe might take based thereon.

Other New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". Under these new standards the FASB eliminated accounting for certain mergers and acquisitions as poolings of interests, eliminated amortization of goodwill and indefinite life assets, and established new impairment measurement procedures for goodwill. For calendar-year reporting companies, the standards become effective for all acquisitions completed on or after June 30, 2001. Changes in financial statement treatment for goodwill and intangible assets arising from mergers and acquisitions completed prior to June 30, 2001 become effective January 1, 2002. These pronouncements currently do not affect Oglethorpe's financial statements.

     In October of 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001. This statement supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". However, it retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Impairment of Goodwill is not included in the scope of SFAS No. 144 and will be treated in accordance with the accounting standards established in SFAS No. 142, "Goodwill and Other Intangible Assets". According to SFAS No. 144, long-lived assets are to be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing or discontinued operations. The statement applies to all long-lived assets, including discontinued operrations, and replaces the provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of segments of a business. Oglethorpe will be required to adopt this statement no later than January 1, 2002. This pronouncement currently does not affect Oglethorpe's financial statements.

Inflation

     As with utilities generally, inflation has the effect of increasing the cost of Oglethorpe's operations and construction program. Operating and construction costs have been less affected by inflation over the last few years because rates of inflation have been relatively low.

Forward-Looking Statements and  Associated Risks

     This Annual Report on Form 10-K contains forward-looking statements, including statements regarding, among other items, (i) anticipated trends in Oglethorpe's business, (ii) Oglethorpe's and the Members' future power supply requirements, resources and arrangements and (iii) disclosures regarding market risk included in Item 7A. Some forward-looking statements can be identified by use of terms such as "may," "will," "expects," "anticipates," "believes," "intends," "projects," "plans" or similar terms. These forward-looking statements are based largely on Oglethorpe's current expectations and are subject to a number of risks and uncertainties, some of which are beyond Oglethorpe's control. For some of the factors that could cause actual results to differ materially from those anticipated by these forward-looking statements, see "Summary of Critical Accounting Policies and Cooperative Principles" and "Miscellaneous-Competition" herein and "FACTORS AFFECTING THE ELECTRIC UTILITY INDUSTRY" in Item 1. In light of these risks and uncertainties, Oglethorpe can give no assurance that events anticipated by the forward-looking statements contained in this Annual Report will in fact transpire.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Oglethorpe is exposed to market risk, including changes in interest rates, in the value of equity securities, and in the market price of electricity. Oglethorpe's use of derivative financial or commodity instruments is for the purpose of mitigating business risks and is not for speculative purposes.

     Oglethorpe's  Risk  Management   Committee   provides  general   management
oversight over all risk management activities, including commodity trading, fuels management, insurance, debt management and investment portfolio management. The committee consists of senior executive officers, including the Chief Executive Officer and the Chief Operating Officer. The committee has implemented a comprehensive risk management policy, which includes authority limits and credit policies. The committee regularly meets, reviews risk management reports and reports activities to the Audit Committee of the Board of Directors.

Interest Rate Risk

     Oglethorpe is exposed to the risk of changes in interest rates due to the significant amount of financing obligations it has entered into, including fixed and variable rate debt and interest rate swap transactions. Oglethorpe's objective in managing interest rate risk is to maintain a balance of fixed and variable rate debt that will lower its overall borrowing costs within reasonable risk parameters. As part of this debt management strategy, Oglethorpe has a guideline of having between 15% and 30% variable rate debt to total debt. At December 31, 2001, Oglethorpe had 21% of its debt in a variable rate mode.

     The table below details Oglethorpe's debt instruments and provides the fair value at December 31, 2001, the outstanding balance at the beginning and end of each year and the annual principal maturities and associated average interest rates.


                                                                        (dollars in thousands)


                                Fair Value                                      Cost
                                ----------    ------------------------------------------------------------------------------------
                                   2001           2002          2003           2004           2005           2006       Thereafter
                                   ----           ----          ----           ----           ----           ----       ----------
Fixed Rate Debt
---------------
Beginning of year                             $ 2,335,414   $ 2,232,139    $ 2,071,950    $ 1,951,191    $ 1,820,593    $ 1,684,340
Maturities                                       (103,276)     (160,189)      (120,759)      (130,598)      (136,253)
                                                 --------      --------       --------       --------       --------
End of year                    $ 2,540,928    $ 2,232,139   $ 2,071,950    $ 1,951,191    $ 1,820,593    $ 1,684,340
                                              ===========   ===========    ===========    ===========    ===========
Average interest rate(1)                             6.03%         6.16%          6.04%          6.06%          6.09%          6.44%

Variable Rate Debt
------------------
Beginning of year                             $   449,872   $   445,758    $   395,560    $   391,406    $   387,228    $   383,023
Maturities                                         (4,114)      (50,918)        (4,154)        (4,178)        (4,205)
                                                   ------       -------         ------         ------         ------
End of year                    $   434,016    $   445,758   $   395,560    $   391,406    $   387,228    $   383,023
                                              ===========   ===========    ===========    ===========    ===========
Average interest rate(1)(2)                          4.13%         3.05%          4.47%          4.89%          5.28%          4.34%

Interest Rate Swaps
-------------------
Beginning of year                             $   256,001   $   251,420    $   246,536    $   241,315    $   238,343    $   232,191
Maturities                                         (4,581)       (4,844)        (5,221)        (2,972)        (6,152)
                                                   ------        ------         ------         ------         ------
End of year                    $   256,001    $   251,420   $   246,536    $   241,315    $   238,343    $   232,191
                                              ===========   ===========    ===========    ===========    ===========
Average interest  rate(1)                            5.83%         5.83%          5.83%          5.67%          5.83%          5.80%
Unrealized loss on swaps       $   (36,859)

(1) Average interest rates relate to the applicable principal maturities.
(2) Future variable debt interest rates are adjusted based on a forward U.S. Treasury yield curve.

     Interest Rate Swap Transactions

     Oglethorpe has two interest rate swap transactions with a swap counterparty, AIG Financial Products Corp. ("AIG-FP"), which were designed to create a contractual fixed rate of interest on $322 million of variable rate PCBs. These transactions were entered into in early 1993 on a forward basis, pursuant to which approximately $200 million of variable rate PCBs were issued on November 30, 1993 and approximately $122 million of variable rate PCBs were issued on December 1, 1994. Oglethorpe is obligated to pay the variable interest rate that accrues on these PCBs; however, the swap arrangements provide a mechanism for Oglethorpe to achieve a contractual fixed rate which is lower than Oglethorpe would have obtained had it issued fixed rate bonds. Oglethorpe's use of interest rate derivatives is currently limited to these two swap transactions.

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

     Under the swap arrangements, Oglethorpe is obligated to make periodic payments to AIG-FP based on a notional principal amount equal to the aggregate principal amount of the bonds outstanding during the period and a contractual fixed rate ("Fixed Rate"), and AIG-FP is obligated to make periodic payments to Oglethorpe based on a notional principal amount equal to the aggregate principal amount of the bonds outstanding during the period and a variable rate equal to the variable rate of interest accruing on the bonds during the period ("Variable Rate"). These payment obligations are netted, such that if the Variable Rate is less than the Fixed Rate, Oglethorpe makes a net payment to AIG-FP. Likewise, if the Variable Rate is higher than the Fixed Rate, Oglethorpe receives a net payment from AIG-FP. Thus, although changes in the Variable Rate affect whether Oglethorpe is obligated to make payments to AIG-FP or is entitled to receive payments from AIG-FP, the effective interest rate Oglethorpe pays with respect to the PCBs is not affected by changes in interest rates. The Fixed Rate for the $200 million of variable rate bonds issued in 1993 is 5.67% and the Fixed Rate for the $122 million of variable rate bonds issued in 1994 is 6.01%. At December 31, 2001, the bonds issued in 1993 carried a variable rate of interest of 1.6% and the bonds issued in 1994 carried a variable rate of interest of 1.6%. For the three years ended December 31, 1999, 2000 and 2001, Oglethorpe has made in connection with both interest rate swap arrangements combined net swap payments to AIG-FP (net of amounts assumed by GTC) of $6.7 million, and $4.3 million, and $8.1 million, respectively.

     The swap arrangements extend for the life of these PCBs. If the swap arrangements were to be terminated while the PCBs are still outstanding, Oglethorpe or AIG-FP may owe the other party a termination payment depending on a number of factors, including whether the fixed rate then being offered under comparable swap arrangements is higher or lower than the Fixed Rate. Under the terms of the swap agreements, AIG-FP has limited rights to terminate the swaps only upon the occurrence of specified events of default or a reduction in ratings on Oglethorpe's PCBs, without credit enhancement, to a level that is below investment grade. Oglethorpe estimates that its maximum aggregate liability (net of GTC's assumed percentage) for termination payments under both swap arrangements had such payments been due on December 31, 2001 would have been approximately $36.9 million.

     Capital Leases

     In December 1985, Oglethorpe sold and subsequently leased back from four purchasers its 60% undivided ownership interest in Scherer Unit No. 2. The capital leases provide that Oglethorpe's rental payments vary to the extent of interest rate changes associated with the debt used by the lessors to finance their purchase of undivided ownership shares in the unit. The debt currently consists of $183,252,000 in serial facility bonds due June 30, 2011 with a 6.97% fixed rate of interest.

     Oglethorpe entered into a power purchase and sale agreement with Doyle I, LLC (Doyle Agreement) to purchase all of the output from a five-unit gas-fired generation facility. The Doyle Agreement is reported on Oglethorpe's balance sheet as a capital lease. The lease payments vary to the extent the interest rate on the lessor's debt varies from 6.00%. At December 31, 2001, the weighted average interest rate on the lease obligation was 6.48%.

Equity Price Risk

     Oglethorpe maintains trust funds, as required by the NRC, to fund certain costs of nuclear decommissioning. (See Note 1 of Notes to Financial Statements.) As of December 31, 2001, these funds were invested primarily in domestic equity securities, U.S. Government and corporate debt securities and asset-backed securities. By maintaining a portfolio that includes long-term equity investments, Oglethorpe intends to maximize the returns to be utilized to fund nuclear decommissioning, which in the long-term will better correlate to inflationary increases in decommissioning costs. However, the equity securities included in Oglethorpe's portfolio are exposed to price fluctuation in equity markets. A 10% decline in the value of the fund's equity securities as of December 31, 2001 would result in a loss of value to the fund of approximately $9 million. Oglethorpe actively monitors its portfolio by benchmarking the performance of its investments against certain indexes and by maintaining, and periodically reviewing, established target allocation percentages of the assets in its trusts to various investment options. Because realized and unrealized gains and losses from investment securities held in the decommissioning fund are directly added to or deducted from the decommissioning reserve, fluctuations in equity prices do not affect Oglethorpe's net margin in the short-term.

Commodity Price Risk

     Electricity

     The market price of electricity is subject to price volatility associated with changes in supply and demand in electricity markets. Oglethorpe's exposure to electricity price risk relates to managing the supply of energy to the Members. To secure a firm supply of electricity and to limit price volatility associated with electricity purchases, Oglethorpe has taken several actions. Oglethorpe obtains substantially all of the power it supplies to the Members from a combination of generating plants and power purchased under long-term contracts with power marketers and other power suppliers. Therefore, only a small percentage of Oglethorpe's requirements is purchased in the short-term market, and further only a small portion of these requirements is covered by derivative commodity instruments. Oglethorpe enters into seasonal options for delivery of energy on behalf of Members that participate in Oglethorpe's pool. Oglethorpe's market price risk exposure on these instruments is not material.

     Coal

     Oglethorpe is also exposed to risks of changing prices for fuels, including coal and natural gas. Oglethorpe has interests in 1,501 MW of coal-fired capacity. Oglethorpe purchases coal under long-term contracts and in spot-market transactions. Oglethorpe's long-term coal contracts provide volume flexibility and fixed prices.

     Natural Gas

     Oglethorpe has several power purchase contracts under which approximately 805 MW of capacity and associated energy is supplied by gas-fired facilities, including the power purchase contracts with Doyle I (which Oglethorpe treats as a capital lease) and Hartwell. Under these contracts, Oglethorpe is exposed to variable energy charges, which incorporate each facility's actual operation and maintenance and fuel costs. Oglethorpe has the right to purchase natural gas for the Doyle and Hartwell facilities and exercises this right from time to time to actively manage the cost of energy supplied from these contracts and the underlying natural gas price and operational risks.

     In providing operation management services for Smarr EMC, Oglethorpe purchases natural gas, including transportation and other related services, on behalf of Smarr EMC and ensures that the Smarr facilities have fuel available for operations. Oglethorpe expects to provide similar services for Talbot EMC and Chattahoochee EMC. (See "THE MEMBERS AND THEIR POWER SUPPLY RESOURCES--Member Power Supply Resources" in Item 1 and "PROPERTIES--Generating Facilities" and "--Fuel Supply" in Item 2.)

     Oglethorpe has entered into natural gas swap arrangements (1) to manage its exposure to fluctuations in the market price of natural gas related to Oglethorpe resources and (2) to assist Members in managing such exposure related to Smarr EMC, Talbot EMC and Chattahoochee EMC. Under these swap agreements, Oglethorpe pays the counterparty contractually a fixed price for specified natural gas quantities and receives a payment for such quantities based on a market price index. These payment obligations are netted, such that if the market price index is lower than the fixed price, Oglethorpe will make a net payment, and if the market price index is higher than the fixed price, Oglethorpe will receive a net payment. If the natural gas swaps had been terminated at December 31, 2001, Oglethorpe would have been required to make a net payment of $7,537,000 on the portion of the natural gas swaps related to Oglethorpe resources. This amount does not include a net payment of $9,039,000 that Oglethorpe would have been required to make on the portion of the natural gas swaps related to Smarr EMC, Talbot EMC and Chattahoochee EMC. Oglethorpe remains fully obligated for any payments due under the swaps related to Smarr EMC, Talbot EMC and Chattahoochee EMC, but is entitled to recover such amounts from Smarr EMC, Talbot EMC and Chattahoochee EMC. Oglethorpe's market price risk exposure on these agreements is not material. Oglethorpe expects to continue to manage exposures to natural gas price risks only with respect to Members that participate in Oglethorpe's pool and elect to receive such services.

     ACES Power Marketing

     Oglethorpe has a service agreement with ACES Power Marketing ("APM") under which APM acts as Oglethorpe's agent in the purchase and sale of short-term wholesale power on behalf of Members that participate in the Oglethorpe capacity and energy pool. (See "OGLETHORPE'S POWER SUPPLY RESOURCES--Capacity and Energy Pool" in Item 1.) APM also provides related risk management services. APM is subject to Oglethorpe's risk management policies, including trading authority limits. APM is an organization owned by several generation and transmission cooperatives (not including Oglethorpe) that provides energy trading and natural gas management services to rural electric cooperatives and others.

     APM, at Oglethorpe's request, also assists Oglethorpe in negotiating purchases and sales of natural gas, and provides Oglethorpe with advice and risk management services related to natural gas.

Changes in Risk Exposure

     Oglethorpe's exposure to changes in interest rates, the price of equity securities it holds, and commodity prices have not changed materially from the previous reporting period. Oglethorpe is not aware of any facts or circumstances that would significantly impact these exposures in the near future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          Index To Financial Statements
                                                                            Page
                                                                            ----
Statements of Revenues and Expenses,
   For the Years Ended December 31, 2001, 2000 and 1999................       47
Balance Sheets, As of December 31, 2001 and 2000.......................       48
Statements of Capitalization, As of December 31, 2001 and 2000.........       50
Statements of Cash Flows,
   For the Years Ended December 31, 2001, 2000 and 1999 ...............       51
Statements of Patronage Capital and Membership Fees
   and Accumulated Other Comprehensive Margin
   For the Years Ended December 31, 2001, 2000 and 1999 ...............       52
Notes to Financial Statements..........................................       53
Report of Management...................................................       67
Report of Independent Accountants......................................       67

                      [This Page Intentionally Left Blank]

Statements of Revenues and Expenses
For the years ended December 31, 2001, 2000 and 1999

                                                                                                (dollars in thousands)
                                                                                    2001                2000                1999
------------------------------------------------------------------------------------------------------------------------------------
Operating revenues (Note 1):
Sales to Members                                                                $ 1,080,478         $ 1,146,064         $ 1,122,336
Sales to non-Members                                                                 58,811              53,333              53,896
------------------------------------------------------------------------------------------------------------------------------------
Total operating revenues                                                          1,139,289           1,199,397           1,176,232
------------------------------------------------------------------------------------------------------------------------------------
Operating expenses:
Fuel                                                                                221,449             230,729             196,182
Production                                                                          218,480             220,221             215,517
Purchased power (Note 9)                                                            414,382             377,805             401,719
Depreciation and amortization                                                       133,731             143,703             130,883
Income taxes (Note 3)                                                               (63,485)                -                 -
------------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                            924,557             972,458             944,301
------------------------------------------------------------------------------------------------------------------------------------
Operating margin                                                                    214,732             226,939             231,931
------------------------------------------------------------------------------------------------------------------------------------

Other income (expense):
Investment income                                                                    32,113              44,489              33,262
Amortization of deferred gains (Notes 1 and 4)                                        2,475               2,475               2,475
Amortization of net benefit of sale of income
        tax benefits (Note 1)                                                        11,195              11,195              11,195
Allowance for equity funds used during
        construction (Note 1)                                                           290                 204                 180
Other                                                                                 5,272               4,068               3,433
------------------------------------------------------------------------------------------------------------------------------------
Total other income                                                                   51,345              62,431              50,545
------------------------------------------------------------------------------------------------------------------------------------
Interest charges:
Interest on long-term debt and capital leases                                       220,525             227,877             224,489
Other interest                                                                       10,839              21,954              18,531
Allowance for debt funds used during construction (Note 1)                           (2,786)             (1,930)             (1,570)
Amortization of debt discount and expense                                            19,082              21,491              21,088
------------------------------------------------------------------------------------------------------------------------------------
Net interest charges                                                                247,660             269,392             262,538
------------------------------------------------------------------------------------------------------------------------------------
Net margin                                                                      $    18,417         $    19,978         $    19,938
------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Balance Sheets
December 31, 2001 and 2000

                                                                                                        (dollars in thousands)
                                                                                                      2001                 2000
------------------------------------------------------------------------------------------------------------------------------------
Assets
Electric plant (Notes 1, 4 and 6):
        In service                                                                                $ 5,029,192           $ 5,010,670
        Less: Accumulated provision for depreciation                                               (1,881,918)           (1,754,776)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                    3,147,274             3,255,894

        Nuclear fuel, at amortized cost                                                                77,360                83,470
        Construction work in progress                                                                  38,564                24,841
------------------------------------------------------------------------------------------------------------------------------------
Total electric plant                                                                                3,263,198             3,364,205
------------------------------------------------------------------------------------------------------------------------------------

Investments and funds (Notes 1 and 2):
        Decommissioning fund, at market                                                               150,668               148,300
        Deposit on Rocky Mountain transactions, at cost                                                68,032                63,665
        Bond, reserve and construction funds, at market                                                28,691                29,167
        Investment in associated companies, at cost                                                    22,187                19,997
        Other, at cost                                                                                    731                 1,513
------------------------------------------------------------------------------------------------------------------------------------
Total investments and funds                                                                           270,309               262,642
------------------------------------------------------------------------------------------------------------------------------------

Current assets:
        Cash and temporary cash investments, at cost (Note 1)                                         275,786               330,622
        Other short-term investments, at market                                                        88,589                81,715
        Receivables                                                                                    73,039               143,353
        Inventories, at average cost (Note 1)                                                          81,768                75,389
        Notes receivable (Note 5)                                                                     340,396                38,548
        Prepayments and other current assets                                                           16,182                59,824
------------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                                  875,760               729,451
------------------------------------------------------------------------------------------------------------------------------------

Deferred charges:
        Premium and loss on reacquired debt, being amortized (Note 5)                                 162,690               175,944
        Deferred amortization of capital leases (Note 4)                                              107,254               103,732
        Discontinued projects, being amortized (Note 1)                                                 6,463                 9,490
        Deferred debt expense, being amortized                                                         16,475                16,968
        Other (Note 1)                                                                                 22,518                31,107
------------------------------------------------------------------------------------------------------------------------------------
Total deferred charges                                                                                315,400               337,241
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                      $ 4,724,667           $ 4,693,539
------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.


                                                                                                           (dollars in thousands)
                                                                                                           2001              2000
------------------------------------------------------------------------------------------------------------------------------------
Equity and Liabilities
Capitalization (see accompanying statements):
        Patronage capital and membership fees (Note 1)                                                 $  367,668         $  392,682
        Long-term debt                                                                                  2,929,316          3,019,019
        Obligation under capital leases (Note 4)                                                          373,837            387,756
        Obligation under Rocky Mountain transactions                                                       68,032             63,665
------------------------------------------------------------------------------------------------------------------------------------
Total capitalization                                                                                    3,738,853          3,863,122
------------------------------------------------------------------------------------------------------------------------------------

Current liabilities:
        Long-term debt and capital leases due within one year (Note 5)                                    127,621            141,115
        Accounts payable                                                                                   79,859            114,964
        Notes payable (Note 5)                                                                            353,680             78,482
        Power marketer reserve (Note 9)                                                                    36,000                  -
        Accrued interest                                                                                    7,793             67,394
        Other current liabilities                                                                          16,461             23,691
------------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                                 621,414            425,646
------------------------------------------------------------------------------------------------------------------------------------

Deferred credits and other liabilities:
        Gain on sale of plant, being amortized (Note 4)                                                    50,858             53,332
        Net benefit of sale of income tax benefits, being amortized (Note 1)                                2,002             10,012
        Net benefit of Rocky Mountain transactions, being amortized (Note 1)                               79,633             82,819
        Accumulated deferred income taxes (Note 3)                                                              -             63,485
        Decommissioning reserve (Note 1)                                                                  174,506            174,553
        Interest rate swap arrangements                                                                    36,859                  -
        Other                                                                                              20,542             20,570
------------------------------------------------------------------------------------------------------------------------------------
Total deferred credits and other liabilities                                                              364,400            404,771
------------------------------------------------------------------------------------------------------------------------------------
Total equity and liabilities                                                                           $4,724,667         $4,693,539
------------------------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Notes 5 and 9)
------------------------------------------------------------------------------------------------------------------------------------

Statements of Capitalization
December 31, 2001 and 2000

                                                                                                     (dollars in thousands)

                                                                                                       2001           2000
------------------------------------------------------------------------------------------------------------------------------------
Long-term debt (Note 5):
Mortgage notes payable to the Federal Financing Bank (FFB) at interest rates varying from 2.48% to 8.43% (average rate of 6.32% at December 31, 2001) due
                in quarterly installments through 2023                                            $ 2,141,746     $ 2,248,502
Mortgage notes payable to the Rural Utilities Service (RUS) at an interest rate of
                5% due in monthly installments through 2021                                            12,919          13,344
Mortgage notes issued in conjunction with the sale by public authorities of pollution control revenue bonds (PCBs):
        o Series 1992A
                Serial bonds, 6.05% to 6.80%, due serially from 2002 through 2012                     101,555*        107,820*
        o Series 1993
                Serial bonds, 4.50% to 5.25%, due serially from 2002 through 2013                      32,060*         33,410*
        o Series 1993A
                Adjustable tender bonds, 1.60%, due 2002 through 2016                                 189,660*        192,420*
        o Series 1993B
                Serial bonds, 4.50% to 5.05%, due serially from 2002 through 2008                      96,900*        105,980*
        o Series 1994
                Serial bonds, 6.15% to 7.125%, due serially from 2002 through 2015                      8,560*          8,930*
                Term bonds, 7.15%, due 2016 to 2021                                                    11,550*         11,550*
        o Series 1994A
                Adjustable tender bonds, 1.60%, due 2002 to 2019                                      118,270*        120,500*
        o Series 1994B
                Serial bonds, 6.15% to 6.45%, due serially from 2002 through 2005                       5,970*          7,585*
        o Series 1998A
                Adjustable tender bonds, 1.30% to 2.60%, due 2019                                     116,925*        116,925*
        o Series 1998B
                Adjustable tender bonds, 1.30% to 1.95%, due 2019                                     100,000*        100,000*
        o Series 1999A
                Adjustable tender bonds, 1.90%, due 2020                                               20,070          20,070
        o Series 1999B
                Adjustable tender bonds, 1.90%, due 2020                                               68,705          68,705
        o Series 2000
                Adjustable tender bonds, 1.90%, due 2021                                               21,950          21,950
        Unsecured notes issued in conjunction with the sale by public authorities of pollution control revenue bonds:
        o Series 2001
                Adjustable tender bonds, 1.90%, due 2022                                               22,825               -
        CoBank, ACB notes payable:
        o Headquarters mortgage note payable: fixed at 5.01% through January 31, 2002,
                        due in quarterly installments through January 1, 2009                           2,823           3,212
        o Transmission mortgage note payable: fixed at 6.04% through February 28, 2002; due in
                        bi-monthly installments through November 1, 2018                                1,740           1,770

         o Transmission mortgage note payable: fixed at 6.04% through February 28, 2002; due in
                        bi-monthly installments through September 1, 2019                               6,713           6,815
        o Medium-term loan, variable at 3.21% to 4.90%, due at various maturities
                through September 2002, due March 31, 2003                                             46,065          46,065
National Rural Utilities Cooperative Finance Corporation mortgage note payable:
        o Medium-term loan fixed at 6.575%, due March 31, 2003                                         46,065          46,065
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                    3,173,071       3,281,618
*Less: Portion (16.86%) of PCBs assumed by Georgia Transmission Corporation                          (131,784)       (135,775)
------------------------------------------------------------------------------------------------------------------------------------
        Total long-term debt, net                                                                   3,041,287       3,145,843
        Less: Long-term debt due within one year                                                     (111,971)       (126,824)
------------------------------------------------------------------------------------------------------------------------------------
Long-term debt, excluding amount due within one year                                                2,929,316       3,019,019
Obligation under capital leases, long-term (Note 4)                                                   373,837         387,756
Obligation under Rocky Mountain transactions, long-term (Note 1)                                       68,032          63,665
Patronage capital and membership fees (Note 1)                                                        367,668         392,682
------------------------------------------------------------------------------------------------------------------------------------
Total capitalization                                                                              $ 3,738,853     $ 3,863,122
------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Statements of Cash Flows
For the years ended December 31, 2001, 2000 and 1999


                                                                                           (dollars in thousands)
                                                                                       2001         2000         1999
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net margin                                                                          $  18,417    $  19,978    $  19,938
------------------------------------------------------------------------------------------------------------------------------------
Adjustments to reconcile net margin to net cash provided by
  operating activities:
  Depreciation and amortization                                                       178,946      188,870      177,065
  Interest on decommissioning reserve                                                     168       11,007       12,266
  Amortization of deferred gains                                                       (2,475)      (2,475)      (2,474)
  Amortization of net benefit of sale of income tax benefits                          (11,195)     (11,195)     (11,195)
  Allowance for equity funds used during construction                                    (290)        (204)        (180)
  Deferred income taxes                                                               (63,485)         283            -
  Gain on sale of generation equipment                                                   (221)           -            -
  Other                                                                                 1,215          453        1,465
Change in operating assets and liabilities:
  Receivables                                                                          70,315      (33,649)       1,214
  Inventories                                                                          (6,379)      14,377      (12,983)
  Prepayments and other current assets                                                    713        2,398        2,102
  Accounts payable                                                                    (35,105)      45,409       22,879
  Power marketer reserve                                                               36,000            -            -
  Accrued interest                                                                    (59,601)      17,192       40,128
  Accrued and withheld taxes                                                                4          648         (188)
  Other current liabilities                                                           (14,770)      13,698       (8,584)
------------------------------------------------------------------------------------------------------------------------------------
Total adjustments                                                                      93,840      246,812      221,515
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                             112,257      266,790      241,453
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Property additions                                                                  (69,824)     (70,738)     (41,829)
  Activity in decommissioning fund - Purchases                                       (532,355)    (735,352)    (608,471)
                                   - Proceeds                                         530,660      722,620      591,851
  Activity in bond, reserve and construction funds - Purchases                        (22,710)     (12,699)     (23,325)
                                                   - Proceeds                          23,699       15,319       24,053
  Increase in other short-term investments                                             (6,423)      (4,181)      (3,718)
  Increase in investment in associated organizations                                   (2,190)      (2,078)      (1,688)
  Decrease (increase) in notes receivable                                                   2         (143)          97
  Other - generation equipment deposits                                               (16,783)     (42,929)           -
  Proceeds from sale of generation equipment                                           26,204            -            -
------------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                 (69,720)    (130,181)     (63,030)
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
        Debt proceeds, net                                                             22,931       26,260       18,196
        Debt payments                                                                (127,381)    (100,729)     (68,517)
 (Decrease) increase in notes payable (Note 5)                                        275,198       (9,997)      37,493
        Decrease (increase) in note receivable (Note 5)                              (268,121)      55,665      (49,016)
------------------------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                                   (97,373)     (28,801)     (61,844)
------------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and temporary cash investments                        (54,836)     107,808      116,579
Cash and temporary cash investments at beginning of year                              330,622      222,814      106,235
------------------------------------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at end of year                                  $ 275,786    $ 330,622    $ 222,814
------------------------------------------------------------------------------------------------------------------------------------
Supplemental cash flow information:
Cash paid for -
        Interest (net of amounts capitalized)                                       $ 278,785    $ 219,702    $ 189,056
        Income taxes                                                                        -            -            -
Non cash transaction -
        Capital lease                                                                       -      126,990            -
------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Statements of Patronage Capital and Membership Fees and Accumulated Other Comprehensive Margin\
For the years ended December 31, 2001, 2000 and 1999


                                                                                                    (dollars in thousands)

                                                                                         Patronage       Accumulated
                                                                                         Capital and     Other
                                                                                         Membership      Comprehensive
                                                                                           Fees          Margin (Loss)      Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                                                            $ 351,696         $   1,005       $ 352,701
------------------------------------------------------------------------------------------------------------------------------------
Components of comprehensive margin in 1999
        Net margin                                                                         19,938                            19,938
        Unrealized gain on available-for-sale securities                                                     (2,614)         (2,614)
------------------------------------------------------------------------------------------------------------------------------------
Total comprehensive margin                                                                                                   17,324
------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1999                                                              371,634            (1,609)        370,025
------------------------------------------------------------------------------------------------------------------------------------
Components of comprehensive margin in 2000
        Net margin                                                                         19,978                            19,978
        Unrealized gain on available-for-sale securities                                                      2,679           2,679
------------------------------------------------------------------------------------------------------------------------------------
Total comprehensive margin                                                                                                   22,657
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                                                              391,612             1,070         392,682
------------------------------------------------------------------------------------------------------------------------------------
Components of comprehensive margin in 2001
        Net margin                                                                         18,417                            18,417
        Cumulative effect of accounting change to record unrealized
           loss on interest rate swap arrangements as of January 1, 2001                                    (33,515)        (33,515)
        Unrealized loss on interest rate swap arrangements                                                   (3,344)         (3,344)
        Unrealized gain on available-for-sale securities                                                        965             965
        Unrealized loss on financial gas hedges                                                              (7,537)         (7,537)
------------------------------------------------------------------------------------------------------------------------------------
Total comprehensive margin (loss)                                                                                           (25,014)
------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2001                                                            $ 410,029         $ (42,361)      $ 367,668
------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements
For the years ended December 31, 2001, 2000 and 1999


1. Summary of significant accounting policies:

a. Business description

     Oglethorpe Power Corporation (Oglethorpe) is an electric membership corporation incorporated in 1974 and headquartered in suburban Atlanta. Oglethorpe provides wholesale electric power, on a not-for-profit basis, to 39 of Georgia's 42 Electric Membership Corporations (EMCs) from a combination of generating units totaling 3,660 megawatts (MW) of capacity and power purchase agreements totaling 750 MW of capacity. These 39 electric distribution cooperatives (Members) in turn distribute energy on a retail basis to approximately 3.7 million people across two-thirds of the State. Oglethorpe is the nation's largest electric cooperative in terms of operating revenues, assets, kilowatt-hour sales and, through its Members, consumers served.

b. Basis of accounting

     Oglethorpe follows generally accepted accounting principles and the practices prescribed in the Uniform System of Accounts of the Federal Energy Regulatory Commission (FERC) as modified and adopted by the Rural Utilities Service (RUS).

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2001 and 2000 and the reported amounts of revenues and expenses for each of the three years ending December 31, 2001. Actual results could differ from those estimates.

c. Patronage capital and membership fees

     Oglethorpe is organized and operates as a cooperative. The Members paid a total of $195 in membership fees. Patronage capital includes retained net margin of Oglethorpe and other comprehensive margin, excluding securities held in the decommissioning fund. For 2001, 2000 and 1999 the unrealized gain or loss in other comprehensive margin was ($42,361,000), $1,070,000 and ($1,609,000), respectively. (See "Fair value of financial instruments" in Note 2.) Any excess of revenue over expenditures from operations is treated as advances of capital by the Members and is allocated to each of them on the basis of their electricity purchases from Oglethorpe.

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

d. Margin policy

     For the years 1999 through 2001 under the Mortgage Indenture, Oglethorpe was required to produce a Margins for Interest (MFI) Ratio of at least 1.10.

e. Operating revenues

     Operating revenues consist primarily of electricity sales pursuant to long-term whole sale power contracts which Oglethorpe maintains with each of its Members. These wholesale power contracts obligate each Member to pay Oglethorpe for capacity and energy furnished in accordance with rates established by Oglethorpe. Energy furnished is determined based on meter readings which are conducted at the end of each month. Actual energy costs are compared, on a monthly basis, to the billed energy costs, and an adjustment to revenues is made such that energy revenues are equal to actual energy costs.

     Revenues from Jackson EMC and Cobb EMC, two of Oglethorpe's Members, accounted for 12.1% and 11.6% in 2001, 11.8% and 11.9% in 2000, 11.8% and 11.7%
in 1999, respectively, of Oglethorpe's total operating revenues.

f. Nuclear fuel cost

     The cost of nuclear fuel, including a provision for the disposal of spent fuel, is being amortized to fuel expense based on usage. The total nuclear fuel expense for 2001, 2000 and 1999 amounted to $47,143,000, $47,105,000 and
$46,226,000, respectively.

     Contracts with the U.S. Department of Energy (DOE) have been executed to provide for the permanent disposal of spent nuclear fuel. DOE failed to begin disposing of spent fuel in January 1998 as required by the contracts, and Georgia Power Company (GPC), as agent for the co-owners of the plants, is pursuing legal remedies against DOE for breach of contract. Effective June 2000, an on-site dry storage facility for Plant Hatch became operational. Based on normal operations and retention of all spent fuel in the reactor, sufficient capacity is believed to be available to continue dry storage operations at Plant Hatch into 2010 and Plant Vogtle spent fuel storage is expected to be sufficient into 2014. Oglethorpe expects that procurement of on-site dry storage capacity at Plants Hatch and Vogtle will commence in sufficient time to maintain pool full-core discharge capability.

     The Energy Policy Act of 1992 required that utilities with nuclear plants be assessed over a 15-year period an amount which will be used by DOE for the decontamination and decommissioning of its nuclear fuel enrichment facilities. The amount of each utility's assessment was based on its past purchases of nuclear fuel enrichment services from DOE. Based on its ownership in Plants Hatch and Vogtle, Oglethorpe has a remaining nuclear fuel asset of approximately $8,111,000, which is being amortized to nuclear fuel expense over the next 6 years. Oglethorpe has also recorded an obligation to DOE which approximated $5,904,000 at December 31, 2001.


g. Nuclear decommissioning

     Nuclear decommissioning cost estimates are based on site studies and assume prompt dismantlement and removal of both the radiated and non-radiated portions of the plant from service. Actual decommissioning costs may vary from these estimates because of changes in the assumed date of decommissioning, changes in regulatory requirements, changes in technology, and changes in costs of labor, materials and equipment. Information with respect to Oglethorpe's portion of the estimated costs of decommissioning co-owned nuclear facilities is as follows:


------------------------------------------------------------------------------------------------------------------------------------
                                                                      (dollars in thousands)
                                                      Hatch              Hatch             Vogtle             Vogtle
                                                    Unit No. 1         Unit No. 2        Unit No. 1         Unit No. 2
------------------------------------------------------------------------------------------------------------------------------------
Year of site study                                    2000               2000               2000               2000

Expected start date
   of decommissioning                                 2034               2038               2027               2029

Estimated costs based
   on site study:
In year 2000 dollars                           $   139,000          $ 175,000        $   137,000          $ 171,000
In projected future
   dollars                                         660,000          1,007,000            475,000            650,000
------------------------------------------------------------------------------------------------------------------------------------

     In projecting future costs, the escalation rate for labor, materials and equipment was assumed to be 4.72%.

     Oglethorpe's objective is to provide a reserve for nuclear decommissioning at least equal to the Nuclear Regulatory Commission (NRC) minimum funding requirement and to fund, on a periodic basis, such minimum in an external trust fund. The external trust fund is maintained in compliance with NRC regulation to provide for minimum funding levels based on average expected cost to decommission only the radiated portions of a typical nuclear facility. At December 31, 2001, the NRC minimum funding requirement was approximately $172,000,000. In calculating the minimum funding requirement, future costs were projected using the same escalation rate used in the site study estimate referred to above and were discounted at a rate of 8%. Oglethorpe has not recorded any provision for decommissioning during the years 2001, 2000 and 1999 because its decommissioning reserve has exceeded the NRC minimum funding requirement.

h. Depreciation

Depreciation is computed on additions when they are placed in service using the composite straight-line method. Annual depreciation rates in effect in 2001, 2000 and 1999 were as follows:

------------------------------------------------------------------------------------------
                                 2001                    2000                    1999
------------------------------------------------------------------------------------------
Steam production                 1.98%                   1.98%                   2.15%
Nuclear production               2.68%                   2.68%                   2.69%
Hydro production                 2.00%                   2.00%                   2.00%
Other production                 3.75%                   3.75%                   3.75%
Transmission                     2.75%                   2.75%                   2.75%
General                        2.00-33.33%             2.00-33.33%             2.00-33.33%
------------------------------------------------------------------------------------------

In January 2002, the operating license for Plant Hatch was extended for 20 years. Due to the license extension, effective January 2002, the depreciation rate for Plant Hatch has been revised from 2.99% to 1.92%.

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

j. Bond, reserve and construction funds

Bond, reserve and construction funds for pollution control revenue bonds (PCBs) are maintained as required by Oglethorpe's bond agreements. Bond funds serve as payment clearing accounts, reserve funds maintain amounts equal to the maximum annual debt service of each bond issue and construction funds hold bond proceeds for which construction expenditures have not yet been made. As of December 31, 2001 and 2000, substantially all of the funds were invested in U.S. Government securities.

k. Cash and temporary cash investments

     Oglethorpe considers all temporary cash investments purchased with a maturity of three months or less to be cash equivalents. Temporary cash investments with maturities of more than three months are classified as other short-term investments.

     At December 31, 2001 and 2000,  $22,940,000 and $22,241,000 were restricted by PCBs trust indentures and were utilized in January 2002 and 2001 for payment of principal on certain PCBs, respectively.

l. Inventories

     Oglethorpe maintains inventories of fossil fuels and spare parts for its generation plants. These inventories are stated at weighted average cost on the accompanying balance sheets.

     At December 31, 2001 and 2000, fossil fuels inventories were $18,829,000 and $15,565,000, respectively. Inventories for spare parts at December 31, 2001 and 2000 were $62,939,000 and $59,824,000, respectively.

m. Deferred charges

     Oglethorpe accounts for nuclear refueling outage costs on a normalized basis. Under this method of accounting, refueling outage costs are deferred and subsequently amortized to expense over the 18-month operating cycle of each unit. Deferred nuclear outage costs at December 31, 2001 and 2000 were $17,313,000 and $19,897,000, respectively.

     As a result of the determination that the Plant Vogtle radioactive waste facility has no usefulness as a radioactive waste storage facility, the remaining project costs of $2,538,000 are reflected as deferred charges on the accompanying balance sheets. In 1998, Oglethorpe's Board of Directors authorized that these project costs be amortized and fully recovered through rates over a period of four years beginning in 1999.

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

     In December 1996 and January 1997, Oglethorpe entered into long-term lease transactions for its 74.6% undivided ownership interest in Rocky Mountain pumped storage hydro facility (Rocky Mountain), through a wholly owned subsidiary of Oglethorpe, Rocky Mountain Leasing Corporation (RMLC). The lease transactions are characterized as a sale and lease-back for income tax purposes, but not for financial reporting purposes. As a result of these leases, Oglethorpe recorded a net benefit of $95,560,000 which was deferred and is being amortized to income over the 30-year lease-back period.

o. Regulatory assets and liabilities

     Oglethorpe is subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." Regulatory assets represent certain costs that are assured to be recoverable by Oglethorpe from the Members in the future through the ratemaking process. Regulatory liabilities represent certain items of income that are being retained by Oglethorpe and that will be applied in the future to reduce Member revenue requirements. The following regulatory assets and liabilities were reflected on the accompanying balance sheets as of December 31, 2001 and 2000:
--------------------------------------------------------------------------------
                                                         (dollars in thousands)
                                                           2001           2000
--------------------------------------------------------------------------------
Premium and loss on reacquired debt                    $ 162,690      $ 175,944
Deferred amortization of capital leases                  107,254        103,732
Discontinued projects                                      6,463          9,490
Other regulatory assets                                   20,461         28,141
Net benefit of sale of income tax benefits                (2,002)       (10,012)
Net benefit of Rocky Mountain transactions               (79,633)       (82,819)
--------------------------------------------------------------------------------
                                                       $ 215,233      $ 224,476
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

p. Presentation

     Certain prior year amounts have been reclassified to conform with the current year presentation. Certain balance sheet amounts at December 31, 2000 have been restated as explained in Note 4, "Capital leases".

q. New accounting pronouncement

     In July 2001,  the  Financial  Accounting  Standards  Board  (FASB)  issued
Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". Under these new standards the FASB eliminated accounting for certain mergers and acquisitions as poolings of interests, eliminated amortization of goodwill and indefinite life intangible assets, and established new impairment measurement procedures for goodwill. For calendar-year reporting companies, the standards become effective for all acquisitions completed on or after June 30, 2001. Changes in financial statement treatment for goodwill and intangible assets arising from mergers and acquisitions completed prior to June 30, 2001 become effective January 1, 2002. These pronouncements currently do not effect Oglethorpe's financial statements. In October of 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001. This statement supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". However, it retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Impairment of Goodwill is not included in the scope of SFAS No. 144 and will be treated in accordance with the accounting standards established in SFAS No. 142, "Goodwill and Other Intangible Assets". According to SFAS No. 144, long-lived assets are to be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing or discontinued operations. The statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of segments of a business. Oglethorpe will be required to adopt this statement no later than January 1, 2002. This pronouncement currently does not effect Oglethorpe's financial statements.

     In June of 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". The statement provides accounting and reporting standards for recognizing obligations related to asset retirement costs associated with the retirement of tangible long-lived assets. Under this statement, legal obligations associated with the retirement of long-lived assets are to be recognized at their fair value in the period in which they are incurred if a reasonable estimate of fair value can be made. The fair value of the asset retirement costs is capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense using a systematic and rational method over the assets' useful life. Any subsequent changes to the fair value of the liability due to passage of time or changes in the amount or timing of estimated cash flows is recognized as an accretion expense. Oglethorpe will be required to adopt this statement no later than January 1, 2003. Oglethorpe's management is currently assessing the impact of this statement on its results of operations and financial condition.

2. Fair value of financial instruments:

     A detail of the estimated fair values of Oglethorpe's financial instruments as of December 31, 2001 and 2000 is as follows:

------------------------------------------------------------------------------------------------------------------
                                                                        (dollars in thousands)
                                                               2001                               2000
                                                                         Fair                              Fair
                                                       Cost             Value             Cost            Value
------------------------------------------------------------------------------------------------------------------
Cash and temporary
 cash investments:
        Commercial paper                           $   238,514      $   238,514       $   330,052      $   330,052
        Cash and money
          market securities                             37,272           37,272               570              570
------------------------------------------------------------------------------------------------------------------

Total                                              $   275,786      $   275,786       $   330,622      $   330,622
------------------------------------------------------------------------------------------------------------------
Other short term
          investments                              $    87,277      $    88,589       $    80,854      $    81,715
------------------------------------------------------------------------------------------------------------------

Bond, reserve and
        construction funds:
        U. S. Government
          securities                               $   20, 860      $    21,583       $    25,397      $    25,608
        Repurchase
          agreements                                     7,108            7,108             3,559            3,559
------------------------------------------------------------------------------------------------------------------

Total                                              $    27,968      $    28,691       $    28,956      $    29,167
------------------------------------------------------------------------------------------------------------------
Decommissioning
        fund:
        U. S. Government
          securities                               $    30,767      $    31,088       $    29,674      $    31,049
        Foreign government
          securities                                     1,514            1,542             1,173            1,161
        Commercial paper                                 4,259            4,261             6,183            6,180
        Corporate bonds                                 13,036           13,575             6,784            6,929
        Equity securities                               71,176           77,062            80,795           85,225
        Asset-backed
          securities                                     9,389            9,470            12,156           12,406
        Other bonds                                          -                -                 -                -
        Cash and money
          market securities                             13,670           13,670             5,350            5,350
------------------------------------------------------------------------------------------------------------------
Total                                              $   143,811      $   150,668       $   142,115      $   148,300
------------------------------------------------------------------------------------------------------------------

Long-term debt                                     $ 2,929,316      $ 3,118,974       $ 3,019,019      $ 3,221,692
------------------------------------------------------------------------------------------------------------------
Interest rate swap                                 $         -      $   (36,859)      $         -      $   (33,515)
------------------------------------------------------------------------------------------------------------------
Financial gas
          hedges                                   $         -      $    (7,537)      $         -      $         -
------------------------------------------------------------------------------------------------------------------

     The contractual maturities of debt securities available for sale at December 31, 2001 and 2000, regardless of their balance sheet classification, are as follows:

--------------------------------------------------------------------------------
                                                  (dollars in thousands)
                                               2001                 2000
                                                     Fair                  Fair
                                          Cost      Value      Cost       Value
--------------------------------------------------------------------------------
Due within one year                     $14,215    $14,211    $ 3,559    $ 3,559
Due after one year
        through five years               31,965     33,080     39,583     40,022
Due after five years
        through ten years                14,511     14,858     12,499     12,904
Due after ten years                      21,983     22,217     23,102     24,227
--------------------------------------------------------------------------------
                                        $82,674    $84,366    $78,743    $80,712
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

     Effective January 1, 2001, Oglethorpe adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The standard establishes accounting and reporting requirements for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires the recognition of certain derivatives as assets or liabilities on Oglethorpe's balance sheet and measurement of those instruments at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is classified as a hedge and if so, the type of hedge.

     Under the interest rate swap arrangements, Oglethorpe makes payments to the counterparty based on the notional principal at a contractually fixed rate and the counterparty makes payments to Oglethorpe based on the notional principal at the existing variable rate of the refunding bonds. The differential to be paid or received is accrued as interest rates change and is recognized as an adjustment to interest expense. Oglethorpe entered into the swap arrangements for the purpose of securing a fixed rate lower than otherwise would have been available to Oglethorpe had it issued fixed rate bonds. For the Series 1993A notes, the notional principal at December 31, 2001 was $189,660,000 (includes the portion assumed by GTC) and the fixed swap rate is 5.67% (the variable rate at December 31, 2001 and 2000 was 1.60% and 4.9%, respectively). With respect to the Series 1994A notes, the notional principal at December 31, 2001 was $118,270,000 (includes the portion assumed by GTC) and the fixed swap rate is 6.01% (the variable rate at December 31, 2001 and 2000 was 1.60% and 4.95%, respectively). The notional principal amount is used to measure the amount of the swap payments and does not represent additional principal due to the counterparty. The swap arrangements extend for the life of the refunding bonds, with reductions in the outstanding principal amounts of the refunding bonds causing corresponding reductions in the notional amounts of the swap payments.

     A portion (16.86%) of the interest rate swap arrangements was assumed by Georgia Transmission Corporation (GTC) in connection with a corporate restructuring. Oglethorpe has classified its portion of two interest rate swap arrangements, pursuant to SFAS No. 133, as cash flow hedges. Accordingly, as of January 1, 2001 Oglethorpe recorded as a cumulative effect adjustment an unrealized loss in other comprehensive margin of $33,515,000 and a corresponding increase in other liabilities. Oglethorpe's portion of the estimated fair value of the swap arrangements at December 31, 2001 was an unrealized loss of $36,859,000 representing the estimated payment Oglethorpe would pay if the swap arrangements were terminated.

     During 2001, Oglethorpe entered into natural gas financial contracts that are classified, pursuant to SFAS 133, as cash flow hedges.

Oglethorpe utilizes natural gas financial contracts in managing its exposure to fluctuations in the market price of natural gas. The fair value of Oglethorpe's financial gas hedges is based on the quoted market value for such natural gas financial contracts. At December 31, 2001, Oglethorpe recorded an unrealized loss in other comprehensive margin of $7,537,000 and a corresponding increase in other current liabilities related to these natural gas financial contracts.

     Oglethorpe may be exposed to losses in the event of nonperformance of the counterparties to its derivative instruments, but does not anticipate such nonperformance.

     Under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," investment securities held by Oglethorpe are classified as either available-for-sale or held-to-maturity. Available-for-sale securities are carried at market value with unrealized gains and losses, net of any tax effect, added to or deducted from patronage capital. Unrealized gains and losses from investment securities held in the decommissioning fund, which are also classified as available-for-sale, are directly added to or deducted from the decommissioning reserve. Held-to-maturity securities are carried at cost. All realized and unrealized gains and losses are determined using the specific identification method. Gross unrealized gains and losses at December 31, 2001 were $12,569,000 and $3,677,000, respectively. Gross unrealized gains and losses at December 31, 2000 were $15,937,000 and $8,681,000, respectively. Gross
unrealized   gains  and  losses  at  December  31,  1999  were  $11,451,000  and
$6,740,000, respectively. For 2001, 2000 and 1999 proceeds from sales of available-for-sale securities totaled $531,649,000, $725,240,000 and $592,579,000, respectively. Gross realized gains and losses from the 2001 sales were $14,585,000 and $17,378,000, respectively. Gross realized gains and losses from the 2000 sales were $19,556,000 and $16,086,000, respectively. Gross realized gains and losses from 1999 sales were $29,429,000 and $22,167,000, respectively.

     Investments in associated companies were as follows at December 31, 2001 and 2000:

--------------------------------------------------------------------------------
                                                          (dollars in thousands)
                                                           2001            2000
--------------------------------------------------------------------------------
National Rural Utilities
        Cooperative Finance Corp. (CFC)                  $13,476         $13,476
CoBank, ACB                                                3,419           2,407
Georgia Transmission
        Corporation (GTC)                                  4,899           3,815
Other                                                        393             299
--------------------------------------------------------------------------------
Total                                                    $22,187         $19,997
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

3. Income taxes:

     Oglethorpe is a not-for-profit membership corporation subject to federal and state income taxes. As a taxable electric cooperative, Oglethorpe has annually allocated its income and deductions between patronage and non-patronage activities.

     In November 2001, Oglethorpe changed its Bylaws to provide allocation of patronage on a tax basis method rather than the historical book basis method. This change is effective starting January 1, 2002. Due to this change, Oglethorpe anticipates that all future patronage source income will be offset by the patronage exclusion. Accordingly, it is expected that substantially all of Oglethorpe's taxable temporary differences will be patronage sourced and subject to offset. Therefore, as of December 31, 2001, Oglethorpe has reversed
$63,485,000 of net deferred income tax liabilities and has recognized this reversal as a deferred income tax credit of $63,485,000.

     Oglethorpe accounts for its income taxes pursuant to SFAS No. 109. SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.

     A detail of the provision for income taxes in 2001, 2000 and 1999 is shown as follows:
--------------------------------------------------------------------------------
                                                   (dollars in thousands)
                                            2001           2000            1999
--------------------------------------------------------------------------------
Current
        Federal                          $      -       $   (283)      $       -
        State                                   -              -               -
--------------------------------------------------------------------------------
                                                -           (283)              -
--------------------------------------------------------------------------------

Deferred
        Federal                           (63,485)           283               -
        State                                   -              -               -
--------------------------------------------------------------------------------
                                          (63,485)           283               -
--------------------------------------------------------------------------------

Income taxes charged
        to operations                    $(63,485)      $      -       $       -
--------------------------------------------------------------------------------

     The difference between the statutory federal income tax rate on income before income taxes and Oglethorpe's effective income tax rate is summarized as follows:
--------------------------------------------------------------------------------
                                        2001           2000              1999
--------------------------------------------------------------------------------
Statutory federal income tax rate       35.0%          35.0%             35.0%
Patronage exclusion                   (376.0%)        (35.8%)           (35.6%)
Other                                    0.0%           0.8%              0.6%
--------------------------------------------------------------------------------

Effective income tax rate             (341.0%)          0.0%              0.0%
--------------------------------------------------------------------------------

     The components of the net deferred tax liabilities as of December 31, 2001 and 2000 were as follows:

--------------------------------------------------------------------------------
                                                        (dollars in thousands)
                                                          2001           2000
--------------------------------------------------------------------------------
Deferred tax assets
        Net operating losses                         $   482,058    $   478,497
        Member loss carryforwards                          7,310         44,341
        Tax credits (alternative minimum tax
           and other)                                    196,452        196,452
        Accounting for Rocky Mountain
           transactions                                  315,717        312,441
        Accounting for sale of income tax benefits         3,594         16,702
        Accrued nuclear decommissioning expense           64,611         64,545
        Accounting for asset dispositions                 18,450         20,010
        Other                                              3,838          3,000
--------------------------------------------------------------------------------
                                                       1,092,030      1,135,988
        Less: Valuation allowance                     (1,084,720)      (194,145)
--------------------------------------------------------------------------------
                                                           7,310        941,843
--------------------------------------------------------------------------------
Deferred tax liabilities
        Depreciation                                      (7,310)      (738,313)
        Accounting for Rocky Mountain
           transactions                                        -       (195,376)
        Accounting for debt extinguishment                     -        (57,042)
        Other                                                  -        (14,597)
--------------------------------------------------------------------------------
                                                          (7,310)    (1,005,328)
--------------------------------------------------------------------------------
Net deferred tax liabilities                         $         -    $   (63,485)
--------------------------------------------------------------------------------

     As of December 31, 2001, Oglethorpe has federal tax net operating loss carryforwards (NOLs), alternative minimum tax credits (AMT) and unused general business credits (consisting primarily of investment tax credits) as follows:

--------------------------------------------------------------------------------
                        (dollars in thousands)
--------------------------------------------------------------------------------
                      Alternative
                        Minimum
Expiration Date       Tax Credits    Tax Credits             NOLs
--------------------------------------------------------------------------------
     2002             $    -         $  130,377         $    7,102
     2003                  -                652            253,665
     2004                  -             55,663            114,285
     2005                  -                189            213,080
     2006                  -                  -            209,009
     2007                  -                  -             86,779
     2008                  -                  -             94,927
     2009                  -                  -             96,394
     2010                  -                  -             77,970
     2018                  -                  -             61,533
     2019                  -                  -             10,516
     2020                  -                  -              4,362
     2021                  -                  -              9,602
     None              2,307                  -                  -
--------------------------------------------------------------------------------
                      $2,307         $  186,881         $1,239,224
--------------------------------------------------------------------------------

     The NOL expiration dates start in the year 2002 and end in the year 2021. Due to the change to the tax basis method for allocating patronage and as shown by the above valuation allowance, it is not likely that the tax credits, NOLs, and deferred tax assets will be realized, with the exception of $7,310,000 deferred tax asset related to member loss carryforwards. The change in the valuation allowance from 2000 to 2001 was the result of the change to allocating patronage on a tax basis. It is not likely that the AMT credit will be utilized.

4. Capital leases:

     In 1985, Oglethorpe sold and subsequently leased back from four purchasers its 60% undivided ownership interest in Scherer Unit No. 2. The gain from the sale is being amortized over the 36-year term of the leases.

     In 2000, Oglethorpe entered into a power purchase and sale agreement with Doyle I, LLC (Doyle Agreement) to purchase all of the output from a five-unit generation facility (Plant Doyle) for a period of 15 years. Oglethorpe has the option to purchase Plant Doyle at the end of the 15 year term for $10,000,000, which is considered a bargain purchase price.

     The minimum lease payments under the capital leases together with the present value of the net minimum lease payments as of December 31, 2001 are as follows:

--------------------------------------------------------------------------------
Year Ending December 31,        (dollars in thousands)
--------------------------------------------------------------------------------
                               Scherer             Plant
                              Unit No. 2           Doyle             Total
--------------------------------------------------------------------------------
        2002                  $  31,867         $  12,447        $   44,314
        2003                     31,875            12,447            44,322
        2004                     31,863            12,447            44,310
        2005                     31,863            12,447            44,310
        2006                     31,817            12,447            44,264
        2007-2021               345,844           117,871           463,715
--------------------------------------------------------------------------------
Total minimum lease
payments                        505,129           180,106           685,235

Less: Amount
representing interest          (235,949)          (59,799)         (295,748)
--------------------------------------------------------------------------------
Present value of net
minimum lease
payments                        269,180           120,307           389,487

Less: Current portion           (10,275)           (5,375)          (15,650)
--------------------------------------------------------------------------------
Long-term balance             $ 258,905         $ 114,932        $  373,837
--------------------------------------------------------------------------------

     The interest rate on the Scherer No. 2 lease obligation is 8.39%. For Plant Doyle, the lease payments vary to the extent the interest rate on the lessor's debt varies from 6.00%. At December 31, 2001, the weighted average interest rate on the Plant Doyle lease obligation was 6.48%.


     The Scherer No. 2 lease and the Doyle Agreement meet the definitional criteria to be reported as capital leases. For rate-making purposes, however, Oglethorpe treats these capital leases as operating leases. Accordingly, Oglethorpe includes the actual lease payments in its cost of service. The excess of the lease payments over the aggregate of the amortization on the capital lease asset and the interest on the capital lease obligation is recognized as a regulatory asset on the balance sheet pursuant to SFAS No. 71.

     In Oglethorpe's financial statements as of and for the year ended December 31, 2000, the Doyle Agreement was accounted for as an operating lease. As described above, Oglethorpe now believes that the Doyle Agreement meets the definitional criteria to be reported as a capital lease and has restated its financial statements as of and for the year ended December 31, 2000 to reflect capital lease treatment retroactively. As noted above, for rate-making purposes, Oglethorpe includes the lease payments in cost of service. Therefore, the restatement had no effect on net margin. The balance sheet at December 31, 2000 was restated to include the following:

--------------------------------------------------------------------------------
                                (dollars in thousands)
--------------------------------------------------------------------------------
Assets
    Capital lease asset, net (included
      in electric plant)                                                $124,391
    Regulatory asset (deferred amortization
      of capital leases)                                                     978

Liabilities
    Obligation under capital leases                                      120,307
    Long-term debt and capital leases due
      within one year                                                      5,062
--------------------------------------------------------------------------------

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

     In connection with a corporate restructuring effective April 1, 1997, 16.86% of the then outstanding secured PCBs was assumed by GTC. Because Oglethorpe was not legally released from its obligation to pay this debt, the entire debt is shown in the Statement of Capitalization as a liability of Oglethorpe with an offsetting amount reflecting the portion assumed by GTC. The net obligation is reflected on Oglethorpe's balance sheet.

     In connection with a corporate restructuring, Oglethorpe defeased approximately $92,000,000 in principal amount of Series 1992 PCBs. Initially these bonds were defeased with the proceeds from the issuance of approximately $92,000,000 in commercial paper. In March and April 1998, Oglethorpe refinanced the commercial paper issuance with two medium-term loans; one from CoBank and one from CFC, of approximately $46,065,000 each. Oglethorpe ultimately expects to refinance the two medium-term loans with an issuance of PCBs in the fall of 2002.

     In October 2001, Oglethorpe completed a current refunding transaction whereby $22,825,000 of PCBs were issued. The proceeds were used to make principal payments due January 1, 2002.

     GTC agreed with Oglethorpe not to participate in this $22,825,000 refinancing to the extent of their assumed obligation in the PCBs. Pursuant to this agreement, Oglethorpe will provide a discount to GTC of approximately $1,155,000 on the $3,849,000 of principal payments due from GTC in connection with such refinancings. This $1,155,000 loss will be reported, together with the unamortized transaction costs, as a deferred charge on the balance sheet and will be amortized over four years.

     The annual interest requirement for 2002 is estimated to be $215,000,000.

     Maturities for the long-term debt and amortization of the capital lease obligations through 2006 are as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                (dollars in thousands)
                                                  2002                2003              2004                2005               2006
------------------------------------------------------------------------------------------------------------------------------------
FFB and RUS                                     $ 91,167           $ 96,748           $101,700           $108,999           $115,980
CoBank                                               540             46,623                580                603                630
PCBs(1)                                           20,264             25,835             27,855             28,146             30,000
CFC                                                    -             46,065                  -                  -                  -
Capital leases(2)                                 15,650             15,161             16,445             17,905             19,429
------------------------------------------------------------------------------------------------------------------------------------
Total                                           $127,621           $230,432           $146,580           $155,653           $166,039
------------------------------------------------------------------------------------------------------------------------------------

(1) Does not contain portion assumed by GTC
(2) Represents principal portion of obligations under capital leases

     The weighted average interest rate for 2001 for long-term debt and capital leases and notes payable is 5.52%.

     Oglethorpe has a commercial paper program under which it may issue commercial paper not to exceed a $355,000,000 balance outstanding at any time. The commercial paper may be used for working capital requirements and for general corporate purposes. Oglethorpe's commercial paper is backed 100% by committed lines of credit.

     Oglethorpe is providing loans to Talbot EMC and Chattahoochee EMC to fund, on an interim basis, a portion of the construction cost of the six combustion turbines and the combined cycle facility. Oglethorpe is funding these loans under its commercial paper program, and at December 31, 2001, $354,000,000 of commercial paper was outstanding for this purpose. At March 31, 2002, the amount of commercial paper outstanding declined to $338,000,000. The loans are included in Notes receivable on Oglethorpe's balance sheet. These generation facilities are expected to be completed by Summer 2002 and 2003.

     The expected combined cost of constructing the six combustion turbines and the combined cycle facility totals approximately $600,000,000. Oglethorpe expects to have approximately $300,000,000 of commercial paper outstanding into early 2003 in conjunction with the interim financing for these facilities. Two bridge loans have been secured to fund the remaining portion of the cost of constructing these facilities. The National Rural Utilities Cooperative Finance Corporation (NRUCFC) is providing a $141,000,000 bridge loan to Talbot EMC, and Pitney Bowes Credit Corporation is providing a $160,000,000 bridge loan to Chattahoochee EMC. Oglethorpe's loans to Talbot EMC and Chattahoochee EMC are subordinated to the NRUCFC and Pitney Bowes loans, respectively. Oglethorpe is providing a guarantee on the $160,000,000 bridge loan to Chattahoochee EMC.

     In 2000, Oglethorpe submitted loan applications to RUS to provide permanent financing for these facilities. The loan applications were made on behalf of any entity that may ultimately own these facilities, and Talbot EMC and Chattahoochee EMC are now the applicants for RUS financing. Oglethorpe expects RUS to act on these loan applications later in 2002. If approved by RUS, funding is expected to occur for both projects by mid-2003. The proceeds of the RUS permanent financing will be used first to repay the bridge loans and then the loans from Oglethorpe. If RUS funding is delayed or denied, Oglethorpe will assist Talbot EMC and Chattahoochee EMC to pursue alternative financing.

6. Electric plant and related agreements:

     Oglethorpe and GPC have entered into agreements providing for the purchase and subsequent joint operation of certain of GPC's electric generating plants. A summary of Oglethorpe's plant investments and related accumulated depreciation as of December 31, 2001 is as follows:

-------------------------------------------------------------------------------------
                                                           (dollars in thousands)
                                                                         Accumulated
Plant                                                    Investment      Depreciation
-------------------------------------------------------------------------------------
In-service
Owned property
 Vogtle Units No. 1 & No. 2
         (Nuclear - 30% ownership)                      $2,734,723       $  997,888
 Hatch Units No. 1 & No. 2
         (Nuclear - 30% ownership)                         538,365          263,270
 Wansley Units No. 1 & No. 2
         (Fossil - 30% ownership)                          174,898           96,140
 Scherer Unit No. 1
         (Fossil - 60% ownership)                          427,356          234,941
 Rocky Mountain Units No. 1,
         No. 2 & No. 3
         (Hydro - 74.6% ownership)                         556,808           72,848
 Tallassee (Harrison Dam)
         (Hydro - 100% ownership)                            9,270            2,685
 Wansley (Combustion Turbine -
         30% ownership)                                      3,629            1,735
 Generation step-up substations                             63,014           28,066
 Other                                                      91,961           40,273

Property under capital lease
Plant Doyle (Combustion Turbine -
 100% leasehold)                                           126,991           10,399
Scherer Unit No. 2
 (Fossil - 60% leasehold)                                  302,177          133,673
-------------------------------------------------------------------------------------
Total in-service                                        $5,029,192       $1,881,918
-------------------------------------------------------------------------------------

Construction work in progress
Generation improvements $                                   35,833
Other                                                        2,731
-------------------------------------------------------------------------------------
Total construction work in progress                     $   38,564
-------------------------------------------------------------------------------------

     Oglethorpe,   as  of  December  31,  2001,   estimates  property  additions
(excluding capitalized interest and nuclear fuel) to be approximately $112,000,000 in 2002, $51,000,000 in 2003 and $26,000,000 in 2004, primarily for replacements and additions to generation facilities.

     Oglethorpe's proportionate share of direct expenses of joint operation of the above plants is included in the corresponding operating expense captions (e.g., fuel, production or depreciation) on the accompanying statements of revenues and expenses.

7. Employee benefit plans:

     Oglethorpe has a money purchase plan which became effective January 1, 1999. Under this plan, Oglethorpe contributes 5%, subject to IRS limitations, of each employee's annual compensation. In addition, older employees who participated in the now-terminated defined benefit pension plan receive an additional 1% to 2% of compensation. Oglethorpe's contributions to the plan were approximately $498,000 in 2001 and $ 444,000 in 2000 and $365,000 in 1999.

     Oglethorpe has a contributory employee retirement savings plan (a 401(k) plan) covering substantially all employees. The employee may contribute, subject to IRS limitations, up to 16% of his annual compensation (the maximum contribution percentage rises to 60% of annual compensation in April of 2002). Oglethorpe, at its discretion, may match the employee's contribution and has done so each year of the plan's existence. Oglethorpe's current policy is to match the employee's contribution as long as there is sufficient margin to do so. The match, which is calculated each pay period, currently can be equal to as much as three-quarters of the first 6% of the employee's annual compensation, depending on the amount and timing of the employee's contribution. Oglethorpe's contributions to the plan were approximately $463,000 in 2001, $261,000 in 2000 and $226,000 in 1999.

8. Nuclear insurance:

     GPC, on behalf of all the co-owners of Plants Hatch and Vogtle, is a member of Nuclear Electric Insurance, Ltd. (NEIL), a mutual insurer established to provide property damage insurance coverage in an amount up to $500,000,000 for members' nuclear generating facilities. In the event that losses exceed accumulated reserve funds, the members are subject to retroactive assessments (in proportion to their premiums). The portion of the current maximum annual assessment for GPC that would be payable by Oglethorpe, based on ownership share, is limited to approximately $7,210,000 for each nuclear incident.

     GPC, on behalf of all the co-owners of Plants Hatch and Vogtle, has coverage under NEIL II, which provides insurance to cover decontamination, debris removal and premature decommissioning as well as excess property damage to nuclear generating facilities for an additional $2,250,000,000 for losses in excess of the $500,000,000 primary coverage described above. Under the NEIL policies, members are subject to retroactive assessments in proportion to their premiums if losses exceed the accumulated funds available to the insurer under the policy. The portion of the current maximum annual assessment for GPC that would be payable by Oglethorpe, based on ownership share, is limited to approximately $8,425,000.

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

     The Price-Anderson Act, as amended in 1988, limits public liability claims that could arise from a single nuclear incident to $9,500,000,000, which amount is to be covered by private insurance and a mandatory program of deferred premiums that could be assessed against all owners of nuclear power reactors. Such private insurance provided by American Nuclear Insurers (ANI) (in the amount of $200,000,000 for each plant, the maximum amount currently available) is carried by GPC for the benefit of all the co-owners of Plants Hatch and Vogtle. Agreements of indemnity have been entered into by and between each of the co-owners and the NRC. In the event of a nuclear incident involving any commercial nuclear facility in the country involving total public liability in excess of $200,000,000, a licensee of a nuclear power plant could be assessed a deferred premium of up to $88,095,000 per incident for each licensed reactor operated by it, but not more than $10,000,000 per reactor per incident to be paid in a calendar year. On the basis of its sell-back adjusted ownership interest in four nuclear reactors, Oglethorpe could be assessed a maximum of $105,714,000 per incident, but not more than $12,000,000 in any one year.

     All retrospective assessments, whether generated for liability or property, may be subject to applicable state premium taxes.

     Following the terrorist attacks of September 2001, both ANI and NEIL confirmed that terrorist acts against commercial nuclear power stations would be covered under their insurance. Both companies, however, revised their policy terms on a prospective basis to include an industry aggregate for all terrorist acts. The NEIL aggregate, which applies to all claims stemming from terrorism within a 12 month duration, is $3.24 billion plus any amounts that would be available through reinsurance or indemnity from an outside source. The ANI cap is $200,000,000 in a policy year.

9. Commitments:

a. Power purchase and sale agreements

     Oglethorpe is utilizing power marketer arrangements to reduce the cost of power to the Members. Oglethorpe has a power marketer agreement with LG&E Energy Marketing Inc. ("LEM"), for approximately 50% of the load requirements of 37 of the Members and an additional power marketer agreement with Morgan Stanley Capital Group Inc. ("Morgan Stanley"), effective May 1, 1997, with respect to 50% of the 39 Members' then forecasted load requirements. The LEM agreement is based on the actual requirements of the participating Members during the contract term, whereas the Morgan Stanley agreement represents a fixed supply obligation. Generally, these arrangements reduce the cost of supplying power to the Members by limiting the risk of unit availability, by providing a guaranteed benefit for the use of excess resources and by providing future power needs at a fixed price. Most of Oglethorpe's generating facilities and power purchase arrangements are available for use by LEM and Morgan Stanley. Oglethorpe continues to be responsible for all of the costs of its system resources but receives revenue from LEM and Morgan Stanley for the use of the resources. After considering resources made available to LEM and Morgan Stanley, Oglethorpe estimates that about 30% of its power supply capability will be provided by these contracts in 2002.

     In February 2001, LEM and its affiliates initiated a binding arbitration process to resolve certain issues relating to the interpretation and administration of the LEM agreement and a similar agreement with Oglethorpe that expired by its terms in 1999. On November 5, 2001, the arbitration panel issued an order on an issue-by-issue basis as to liability, ruling in Oglethorpe's favor on some issues and in LEM's favor on some issues. Oglethorpe expects a decision on the damage aspects of these issues in June 2002. Oglethorpe has recorded a $36,000,000 accrual to purchase power costs, and a corresponding increase in current liabilities, for estimated damages payable to LEM. If the arbitration panel adopts all of LEM's proposed remedies, Oglethorpe believes the award could be approximately $60,000,000.

     In addition, Oglethorpe has entered into various long-term power purchase agreements. As of December 31, 2001, Oglethorpe's minimum purchase commitments under these agreements, without regard to capacity reductions or adjustments for changes in costs, for the next five years are as follows:

--------------------------------------------------------------------------------
Year Ending December 31,                           (dollars in thousands)
--------------------------------------------------------------------------------
   2002                                                 $ 58,451
   2003                                                   45,355
   2004                                                   46,019
   2005                                                   46,810
   2006                                                   46,749
Thereafter                                               336,895
--------------------------------------------------------------------------------

     Oglethorpe's   power   purchases   from  these   agreements   amounted   to
approximately  $130,110,000 in 2001,  $149,617,000  in 2000 and  $132,721,000 in
1999.

     Oglethorpe has entered into an agreement with Alabama Electric Cooperative to sell 100 MW of capacity for the period June 1998 through December 2005.

 b. Operating leases

     In December 1999, Oglethorpe sold existing coal rail cars and subsequently entered into rental agreements with various terms and expiration dates for the existing and for additional new coal rail cars. As of December 31, 2001, Oglethorpe's estimated minimum rental commitments for these operating leases over the next five years are as follows:

--------------------------------------------------------------------------------
Year Ending December 31,                      (dollars in thousands)
--------------------------------------------------------------------------------
        2002                                  $       2,877
        2003                                          2,877
        2004                                          2,877
        2005                                          2,877
        2006                                          2,877
        Thereafter                                   38,234
--------------------------------------------------------------------------------

10. Quarterly financial data (unaudited):

     Summarized quarterly financial information for 2001 and 2000 is as follows:

--------------------------------------------------------------------------------
                                            (dollars in thousands)
                                First         Second        Third        Fourth
                               Quarter        Quarter      Quarter       Quarter
--------------------------------------------------------------------------------
2001
Operating revenues            $ 306,607    $ 279,911     $ 319,580     $ 233,191
Operating margin                 66,765       48,934        45,316        53,717
Net margin                       15,283       (1,211)       (4,031)        8,376


2000
Operating revenues            $ 274,882    $ 285,026     $ 314,433     $ 325,056
Operating margin                 61,527       61,569        52,163        51,680
Net margin                        9,188        9,624          (323)        1,489
--------------------------------------------------------------------------------

     The negative net margin for the second and third quarters of 2001 is the result of reductions to revenue requirements of $17,252,000 and $18,270,000, respectively, approved by Oglethorpe's Board of Directors.

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

     Oglethorpe maintains a system of internal accounting controls to provide reasonable assurance that assets are safeguarded and that the books and records reflect only authorized transactions. Limitations exist in any system of internal control based upon the recognition that the cost of the system should not exceed its benefits. Oglethorpe believes that its system of internal accounting control, together with the internal auditing function, maintains appropriate cost/ benefit relations.

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

Thomas A. Smith
President and Chief Executive Officer



Report of Independent  Accountants

To the Board of Directors of Oglethorpe Power Corporation:

     In our opinion, the accompanying balance sheets and statements of capitalization and the related statements of revenues and expenses, patronage capital and of cash flows present fairly, in all material respects, the financial position of Oglethorpe Power Corporation at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Atlanta, Georgia,
March 1, 2002, except for Note 9 as to which the date is March 29, 2002.

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

     The Bylaws provide for staggered three-year terms of the directors by dividing the number of directors into three groups. The terms of approximately one-third of the directors expire each year.

     Oglethorpe is managed and operated under the direction of a President and Chief Executive Officer, who is appointed by the Board of Directors. The Senior Officers and Directors of Oglethorpe are as follows:



Name                      Age  Position
----                      ---  --------

J. Calvin Earwood.......  60   Chairman of the Board
                               of Directors, Member
                               Director, Statewide
Thomas A. Smith.........  47   President and Chief
                               Executive Officer
Michael W. Price........  41   Chief Operating Officer
W. Clayton Robbins......  55   Senior Vice President,
                               Finance and
                               Administration
Elizabeth B. Higgins....  33   Vice President, Group
                               Executive
Larry N. Chadwick.......  61   Member Director,
                               Northwest Region
Benny W. Denham.........  71   Member Director,
                               Southwest Region
Sammy M. Jenkins........  75   Member Director,
                               Southeast Region
Mac F. Oglesby..........  69   Member Director,
                               Northeast Region and
                               Treasurer
J. Sam L. Rabun.........  70   Member Director,
                               Central Region and
                               Vice Chairman
Ashley C. Brown.........  56   Outside Director
Wm. Ronald Duffey.......  60   Outside Director
John S. Ranson..........  72   Outside Director
Jeffrey D. Tranen.......  55   Outside Director


     J. Calvin Earwood is the Chairman of the Board and is the Member Director elected statewide. Mr. Earwood has served as an executive officer of Oglethorpe since March 1984 (from March 1984 to July 1986, as Vice President; from July 1986 to March 1989, as Vice Chairman of the Board; and since March 1989, as Chairman of the Board). Mr. Earwood has served on the Board of Directors of Oglethorpe since March 1981. His present term will expire in March 2003. He is the Chairman of the Compensation Committee. From 1965 through 1982, Mr. Earwood was a salesman and part owner of Builders Equipment Company. Since January 1983, he has been the owner and President and Chief Executive Officer of Sunbelt Fasteners, Inc., which sells specialty tools and fasteners to the commercial construction trade. He is Vice Chairman of the Board of Directors of Community Trust Bank in Hiram, Georgia and a Director of GreyStone Power Corporation.

     Thomas A. Smith is the President and Chief Executive Officer of Oglethorpe and has served in that capacity since September 1999. He previously served as Senior Vice President and Chief Financial Officer of Oglethorpe from September 1998 to August 1999, Senior Financial Officer from 1997 to August 1998, Vice President, Finance from 1986 to 1990, Manager of Finance from 1983 to 1986 and Manager, Financial Services from 1979 to 1983. From 1990 to 1997, Mr. Smith was Senior Vice President of the Rural Utility Banking Group of CoBank, where he managed the bank's eastern division, rural utilities. Mr. Smith is a Certified Public Accountant, has a Master of Science degree in Industrial Management-Finance from the Georgia Institute of Technology, a Master of Science degree in Analytical Chemistry from Purdue University and a Bachelor of Arts degree in Mathematics and Chemistry from Catawba College. Mr. Smith is a Director of GSOC, a Director of the Georgia Chamber of Commerce, and a Director of En-Touch Systems, Inc. in Houston, Texas. Mr. Smith is also a member of the Advisory Board of Mid-South Telecommunications, Inc. in Houston, Texas.

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

     Elizabeth B. Higgins is the Vice President, Group Executive of Oglethorpe and has served in this office since July 2000. Ms. Higgins served as the Vice President and Assistant to the Chief Executive Officer from October 1999 to July 2000 and served in other capacities for Oglethorpe from April 1997 to September 1999. Prior to that, Ms. Higgins served as Project Manager at Southern Engineering from October 1995 to April 1997, as Senior Consultant at Deloitte &

Touche, LLP from April 1995 to October 1995, and as Senior Consultant at Energy Management Associates from June 1991 to April 1995. In these positions, Ms. Higgins was responsible for competitive bidding analyses, rate designs, integrated resource planning studies, operational/dispatch studies, bulk power market analysis, merger analyses and litigation support. Ms. Higgins has a Bachelor of Industrial Engineering from the Georgia Institute of Technology.

     Larry N. Chadwick is the Member Director from the Northwest Region. He has been the owner of Chadwick's Hardware in Woodstock, Georgia since 1983. He has served on the Board of Directors of Oglethorpe since July 1989. His present term will expire in March 2005. Mr. Chadwick is an engineer, with experience in the design of hydrogen gas plants. He is Chairman of the Board of Cobb EMC.

     Benny W. Denham is the Member Director from the Southwest Region. He has served on the Board of Directors of Oglethorpe since December 1988. His present term will expire in March 2004. Mr. Denham has been co-owner of Denham Farms in Turner County, Georgia since 1980. He serves as the Chairman of the Turner County Chamber of Commerce. Mr. Denham is a Director of Community National Bank Holding Co., Cumberland National Bank, Georgia Electric Membership Corporation and Irwin EMC.

     Sammy M. Jenkins is the Member Director from the Southeast Region. He is a member of the Audit Committee He has retired from farming after 25 years. In addition, from 1973 to 1995, he was President of Jenkins Ford Tractor Co., Inc., a seller of farm machinery. He has served on the Board of Directors of Oglethorpe since March 1988. His term expired in March 2002. Mr. Jenkins will continue to serve until he is reelected or until his successor is appointed.

     Mac F. Oglesby is the Member Director from the Northeast Region and the Treasurer of Oglethorpe. He is a member of the Compensation Committee. He has served as a member of the Board of Directors of Hart EMC since 1980 and now serves as its Chairman of the Board. He has served on the Board of Directors of Oglethorpe since February 1987. His present term will expire in March 2003. Mr. Oglesby was a U.S. Postal Service Rural Carrier for 30 years until he retired in 1991.

     J. Sam L. Rabun is the Vice-Chairman of the Board and is the Member Director from the Central Region. He is also a member of the Audit Committee. He has been the owner and operator of a farm in Jefferson County, Georgia since 1979. He is also a 50% owner of R&R Livestock Farms, Inc. He has served on the Board of Directors of Oglethorpe since March 1993. His present term will expire in March 2004. Mr. Rabun served as the President of the Board of Jefferson EMC from 1993 to 1996, was employed as General Manager from 1974 to 1979 and as Office Manager and Accountant from 1970 to 1974. Mr. Rabun is the President of the Georgia EMC Directors' Association. Mr. Rabun is Vice-Chairman of the Board of the Georgia Energy Cooperative.

     Ashley C. Brown is an Outside Director. He has served on the Board of Directors of Oglethorpe since March 1997. He is the Chairman of the Audit Committee. His present term will expire in March 2005. He has been Executive Director of the Harvard Electricity Policy Group at Harvard University's John F. Kennedy School of Government since 1993. In addition, he has been Of Counsel to the law firm of LeBoeuf, Lamb, Greene and MacRae since May 1997. From April 1983 through April 1993, Mr. Brown served as Commissioner of the Public Utilities Commission of Ohio. Prior to his appointment to the Ohio Commission, he was Coordinator and Counsel of the Montgomery County, Ohio, Fair Housing Center. From 1979 to 1981, he was Managing Attorney for the Legal Aid Society of Dayton
(Ohio), Inc. From 1977 to 1979, he was Legal Advisor of the Miami Valley Regional Planning Commission in Dayton, Ohio. In addition, Mr. Brown has extensive teaching experience in public schools and universities and has published widely in the field of utility regulation. Mr. Brown has a law degree from the University of Dayton School of Law, a Master of Arts degree from the

University of Cincinnati, and a Bachelor of Science degree from Bowling Green State University.

     Wm. Ronald Duffey is an Outside Director. He has served on the Board of Directors of Oglethorpe since March 1997. He is a member of the Audit Committee. His term will expire in March 2004. Mr. Duffey is the President and Chief Executive Officer and a director of Peachtree National Bank in Peachtree City, Georgia, a wholly owned subsidiary of Synovus Financial Corp. Prior to his employment in 1985 with Peachtree National Bank, Mr. Duffey served as Executive Vice President and Member of the Board of Directors for First National Bank in Newnan, Georgia. He holds a Bachelor of Business Administration from Georgia State College with a concentration in finance and has completed banking courses at the Banking School of the South, the American Bankers Association School of Bank Investments, and The Stonier Graduate School of Banking, Rutgers University. Mr. Duffey is a Director of Fayette Community Hospital.

     John S. Ranson is an Outside Director. He has served on the Board of Directors of Oglethorpe since March 1997. His term will expire in March 2005. He is also a member of the Compensation Committee. He has been the President of Ranson Municipal Consultants, L.L.C., a financial advisor in Wichita, Kansas, since 1994. From 1990 to 1994, Mr. Ranson was Chairman of Ranson Capital Corp. an investment banking firm. Mr. Ranson has approximately 48 years experience in the investment banking business. His public finance clients have included the Kansas Turnpike Authority, the Kansas Municipal Energy Agency, the Kansas
Municipal Gas Agency, and the Kansas City (Kansas) Board of Public Utilities. Mr. Ranson received his Bachelor of Science in Business Administration from the University of Kansas (Lawrence, Kansas) and attended the Navy Supply Corps School in Bayonne, New Jersey.

     Jeffrey D. Tranen is an Outside Director. He has served on the Board of Directors of Oglethorpe since March 2000. His present term will expire in March 2003. Since May 2000, he has served as Senior Vice President of Lexecon, an economic, regulatory and business strategy consulting firm. Prior to that, he served as President and Chief Operating Officer of Sithe Northeast, a merchant generation company from 1999 to 2000. Mr. Tranen served as the President and Chief Executive Officer of the California Independent System Operator from 1997 to 1999. From 1970 to 1997, Mr. Tranen worked in several positions for the New England Electric System, most recently as Senior Vice President of the New England Electric System. He is currently a member of the Board of Directors of Doble Engineering and Earth First Technology Corporation. Mr. Tranen has a Bachelor of Science in Electrical Engineering and a Master of Science in Electrical Engineering from the Massachusetts Institute of Technology.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth, for Oglethorpe's President and Chief Executive Officer and for the three other executive officers, all compensation paid or accrued for services rendered in all capacities during the years ended December 31, 2001, 2000 and 1999.

                                                                        Annual Compensation            All Other
                                                                        -------------------            ---------
Name and Principal Position                                 Year            Salary         Bonus    Compensation(1)
---------------------------                                 ----            ------         -----    ---------------

Thomas A. Smith......................................       2001          $292,500        87,320            90,529 (2)
President and Chief Executive Officer                       2000           275,000        82,800            14,005
                                                            1999           202,008        65,283            14,237

Michael W. Price(3)..................................       2001           182,008        54,464            26,527 (4)
Chief Operating Officer                                     2000           157,667        50,912            23,583
                                                            1999                 0             0                 0

W. Clayton Robbins(5)................................       2001           169,417        44,160            17,640
Senior Vice President, Finance and                          2000           163,000        42,476            11,335
Administration                                              1999            23,341        35,945             1,259

Elizabeth B. Higgins.................................       2001           143,333        26,825            15,401
Vice President, Group Executive                             2000           126,125        24,975            11,846
                                                            1999            88,431        22,233             9,457

________________

(1) Figures for 2001 consist of contributions made by Oglethorpe under the 401(k) Retirement Savings Plan on behalf of Mr. Smith, Mr. Price, Mr. Robbins and Ms. Higgins of $6,592, $7,650, $7,650 and $6,758, respectively; contributions under Oglethorpe's Money Purchase Pension Plan on behalf of Mr. Smith, Mr. Price, Mr. Robbins and Ms. Higgins of $8,500, $8,500, $8,500 and $8,415, respectively; and insurance premiums paid on term life insurance on behalf of Mr. Smith, Mr. Price, Mr. Robbins and Ms. Higgins of $437, $377, $1,490 and $227, respectively.
(2) Includes a contribution under Oglethorpe's Executive Supplemental Retirement Plan of $75,000.
(3) Mr. Price became an Oglethorpe employee on February 1, 2000.
(4) Includes a bonus of $10,000 paid in 2001.
(5) Mr. Robbins became an Oglethorpe employee on November 16, 1999.

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

     Beginning in 2001, Mr. Tranen was given a special assignment by the Board of Directors in his capacity as a Director of Oglethorpe to work with Oglethorpe's staff and consultants on an evaluation of matters relating to member scheduling issues, system operations, and pool operations. Mr. Tranen is paid a per diem fee of $5,500 for each meeting relating to this assignment, plus an additional 20 percent for preparing for each meeting. Upon approval of the Chairman of the Board, he may also be paid a per diem of $5,500 for other work relating to this assignment. Out-of-pocket expenses incurred in connection with the assignment are reimbursed. During 2001, Mr. Tranen was paid approximately $185,000 for fees and expenses relating to this assignment.

Employment Contracts

     Oglethorpe entered into an Employment Agreement with Thomas A. Smith, Oglethorpe's President and Chief Executive Officer, effective March 15, 2002. The agreement extends until December 31, 2004, and automatically renews for successive one-year periods unless either party gives notice of termination 24 months prior to the expiration of the agreement or any extension of the agreement. Mr. Smith's minimum base salary is $325,000 per year, and is annually adjusted by the Board of Directors of Oglethorpe. Mr. Smith was paid a bonus of $100,000 in March 2002 in connection with entering into the agreement. Mr. Smith is entitled to bonuses totaling $100,000 if he remains employed by Oglethorpe through 2002, 2003 and 2004. In addition, Mr. Smith has opportunities for variable pay for accomplishing goals set by Oglethorpe's Board of Directors each year.

     Upon the occurrence of any of the following events, Mr. Smith will be entitled to a lump-sum severance payment: (1) Oglethorpe terminates Mr. Smith's employment without cause; (2) Mr. Smith resigns within 180 days of a material reduction or alteration of his title or responsibilities or a change in the location of Mr. Smith's principal office by more than 50 miles; (3) Oglethorpe is sold or Oglethorpe sells essentially all of its assets or control of its assets, and the sale results in a termination of Mr. Smith's employment as President and Chief Executive Officer of Oglethorpe or a material reduction of his title or responsibilities; or (4) an event of default under Oglethorpe's RUS loan contract occurs and is continuing and RUS requests that Oglethorpe terminate Mr. Smith. The severance payment will equal Mr. Smith's base salary through the rest of the term of the agreement (with a minimum of one year's pay and a maximum of two years' pay) plus the cost of providing all health and dental insurance for the longer of one year or the remaining term of the agreement. If Mr. Smith resigns for any reason other than those described above, he will be entitled to a severance payment equal to twelve months' salary (if he resigns prior to December 31, 2002) or six months' salary (if he resigns between January 1 and December 31, 2003).

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

     Under each Employment Agreement, the executive will be entitled to a lump-sum severance payment if Oglethorpe terminates the executive without cause or if the executive resigns after (1) a demotion or a material reduction or alteration of the executive's title or responsibilities, (2) a reduction of the executive's base salary or (3) a change in the location of the executive's principal office by more than 50 miles. The severance payment will equal the executive's base salary for one year, plus the equivalent of six months' medical allowance. If Ms. Higgins resigns for any reason other than those described above on or before December 31, 2003, she will be entitled to severance pay equal to her base salary for one year, payable in semi-monthly installments.

Compensation Committee Interlocks and Insider Participation

     J. Calvin Earwood, John S. Ranson and Mac F. Oglesby served as members of the Oglethorpe Power Corporation Compensation Committee in 2002. Mr. Earwood has served as an executive officer of Oglethorpe since 1984 and has served as the Chairman of the Board since 1989.

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

             None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                                                              Page
                                                                                                              ----
(a) List of Documents Filed as a Part of This Report.

         (1)       Financial Statements (Included under "Item 8. Financial Statements and Supplementary Data")
                   Statements of Revenues and Expenses, For the Years Ended
                   December 31, 2001, 2000 and 1999........................................................   47
                           Balance Sheets, As of December 31, 2001 and 2000................................   48
                   Statements of Capitalization, As of December 31, 2001 and 2000..........................   50
                   Statements of Cash Flows, For the Years Ended
                      December 31, 2001, 2000 and 1999.....................................................   51
                   Statements of Patronage Capital and Membership Fees
                      And Accumulated Other Comprehensive Margin For the Years Ended
                      For the Years Ended December 31, 2001, 2000 and 1999.................................   52
                   Notes to Financial Statements...........................................................   53
                   Report of Management....................................................................   67
                   Report of Independent Accountants.......................................................   67

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

3.2            --          Bylaws of  Oglethorpe,  as  amended on  November  14,
                           2001.

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

*4.7.1(n)      --          Thirteenth  Supplemental   Indenture,   dated  as  of
                           January 1, 2001, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2000 (Burke) Note.

*4.7.1(o)      --          Fourteenth  Supplemental   Indenture,   dated  as  of
                           January 1, 2001, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2000 (Monroe)
                           Note.

4.7.1(p)       --          Fifteenth Supplemental Indenture, dated as of January
                           1, 2002, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2001 (Burke) Note.

4.7.1(q)       --          Sixteenth Supplemental Indenture, dated as of January
                           1, 2002, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2001 (Monroe) Note.

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

*10.21.18      --          Consent No. 1, dated as of December 30,  1996,  among
                           Georgia Power  Company,  Oglethorpe,  SunTrust  Bank,
                           Atlanta,  as Co-Trustee,  and Fleet National Bank, as
                           Owner Trustee, together with a Schedule identifying five other substantially identical Consents. (Filed as Exhibit 10.32.18 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No.
                           33-7591.)

*10.21.19(a)   --          OPC Intercreditor and Security Agreement No. 1, dated
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

*10.21.19(b)   --          Supplement   to  OPC   Intercreditor   and   Security
                           Agreement No. 1, dated as of March 1, 1997, among the
                           United   States  of  America,   acting   through  the
                           Administrator   of  the  Rural   Utilities   Service,
                           SunTrust Bank,  Atlanta,  Oglethorpe,  Rocky Mountain
                           Leasing  Corporation,   SunTrust  Bank,  Atlanta,  as
                           Co-Trustee,  Fleet  National  Bank, as Owner Trustee,
                           Utrecht-America  Finance  Co.,  as  Lender  and AMBAC
                           Indemnity  Corporation,   together  with  a  Schedule
                           identifying   five  other   substantially   identical
                           Supplements   to  OPC   Intercreditor   and  Security
                           Agreements.  (Filed  as  Exhibit  10.32.19(b)  to the
                           Registrant's  Form S-4 Registration  Statement,  File
                           No. 333-42759.)

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
                           Oglethorpe,  dated as of February 26, 1999. (Filed as
                           Exhibit 10.27 to the Registrant's Form 10-Q for the quarterly period ended March 31, 1999, File No.
                           33-7591.)

10.25(3)       --          Employment  Agreement,  dated as of March  15,  2002,
                           between Oglethorpe and Thomas A. Smith.

*10.26(3)      --          Employment  Agreement,  dated July 25, 2000,  between
                           Oglethorpe  and Michael W.  Price.  (Filed as Exhibit
                           10.26 to the Registrant's Form 10-K for the fiscal year ended December 31, 2001, File No. 33-7591.)

*10.27(3)      --          Employment  Agreement,  dated August 7, 2000, between
                           Oglethorpe and W. Clayton Robbins.  (Filed as Exhibit
                           10.28 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2000, File No. 33-7591.)

*10.28.1(3)    --          Employment  Agreement,  dated August 7, 2000, between
                           Oglethorpe and Elizabeth  Higgins.  (Filed as Exhibit
                           10.29 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2000, File No. 33-7591.)

*10.28.2(3)    --          Amendment to Employment Agreement, dated May 8, 2001,
                           between Oglethorpe and Elizabeth  Higgins.  (Filed as
                           Exhibit 10.30 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2001, File No.
                           33-7591.)

  21.1         --          Rocky  Mountain  Leasing   Corporation,   a  Delaware
                           corporation.

___________

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



(b)  Reports on Form 8-K.

     Oglethorpe filed no reports on Form 8-K during the fourth quarter of 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 2002.


                                            OGLETHORPE POWER CORPORATION
                                            (AN ELECTRIC MEMBERSHIP CORPORATION)


                                            By:     /s/  J. CALVIN EARWOOD
                                                    ----------------------
                                                         J. CALVIN EARWOOD
                                                       Chairman of the Board


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



   Signature                      Title                                              Date
   ---------                      -----                                              ----



/s/ J. CALVIN EARWOOD             Chairman of the Board, Director                    March 31, 2002
---------------------
    J. CALVIN EARWOOD             (Principal Executive Officer)


/s/  THOMAS A. SMITH              President and Chief Executive Officer              March 31, 2002
--------------------
     THOMAS A. SMITH              (Principal Executive Officer)


/s/  MAC F. OGLESBY               Treasurer, Director (Principal Financial           March 31, 2002
-------------------
     MAC F. OGLESBY               Officer)


/s/  W. CLAYTON ROBBINS           Senior Vice President, Finance and                 March 31, 2002
-----------------------           Administration (Principal Financial Officer)
     W. CLAYTON ROBBINS



/s/  MARK CHESLA                  Controller                                         March 31, 2002
-----------------------
     MARK CHESLA

/s/  ASHLEY C. BROWN              Director                                           March 31, 2002
--------------------
     ASHLEY C. BROWN


/s/ LARRY N. CHADWICK             Director                                           March 31, 2002
---------------------
    LARRY N. CHADWICK


/s/  BENNY W. DENHAM              Director                                           March 31, 2002
--------------------
     BENNY W. DENHAM






        Signature                 Title                                              Date
        ---------                 -----                                              ----



/s/ WM. RONALD DUFFEY             Director                                           March 31, 2002
---------------------
    WM. RONALD DUFFEY


/s/ SAMMY M. JENKINS              Director                                           March 31, 2002
--------------------
    SAMMY M. JENKINS



/s/  J. SAM L. RABUN              Director                                           March 31, 2002
--------------------
     J. SAM L. RABUN


/s/  JOHN S. RANSON               Director                                           March 31, 2002
-------------------
     JOHN S. RANSON


/s/  JEFFREY D. TRANEN            Director                                           March 31, 2002
---------------------
     JEFFREY D. TRANEN

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