Form 10-Q
period 2002-03-31
OGLETHORPE POWER CORP
filed 2002-05-15
CIK 788816

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

                  For the quarterly period ended March 31, 2002


                                       OR




[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934




           For the transition period from ___________ to _____________

                           Commission File No. 33-7591

                               ------------------

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

                          OGLETHORPE POWER CORPORATION


                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2002



                                                                        Page No.
                                                                        --------

PART I -  FINANCIAL INFORMATION


  Item 1.  Financial Statements

           Condensed Balance Sheets as of March 31, 2002
           (Unaudited) and December 31, 2001                               3

           Condensed Statements of Revenues and Expenses
           (Unaudited) for the Three Months ended
           March 31, 2002 and 2001                                         5

           Condensed Statements of Patronage Capital and Membership
           Fees and Accumulated Other Comprehensive Margin
           (Unaudited) for the Three Months ended
           March 31, 2002 and 2001                                         6

           Condensed Statements of Cash Flows (Unaudited)
           for the Three Months ended March 31, 2002 and 2001              7

           Notes to Condensed Financial Statements                         8


  Item 2.  Management's Discussion and Analysis of

           Financial Condition and Results of Operations                   9


  Item 3.  Quantitative and Qualitative Disclosures About

           Market Risk                                                    15



PART II - OTHER INFORMATION


  Item 1.  Legal Proceedings                                              16

  Item 6.  Exhibits and Reports on Form 8-K                               16


SIGNATURES                                                                17

PART I -  FINANCIAL INFORMATION
Item 1.  Financial Statements



Oglethorpe Power Corporation
Condensed Balance Sheets
March 31, 2002 and December 31, 2001
--------------------------------------------------------------------------------------------------------
                                                                            (dollars in thousands)

                                                                         2002                 2001
                               Assets                                 (Unaudited)
                                                                     -----------------------------------

Electric plant, at original cost:
  In service                                                            $5,035,711           $5,029,192
  Less:  Accumulated provision for depreciation                         (1,914,725)          (1,881,918)
                                                                     --------------       --------------
                                                                         3,120,986            3,147,274

  Nuclear fuel, at amortized cost                                           78,257               77,360
  Construction work in progress                                             53,000               38,564
                                                                     --------------       --------------
                                                                         3,252,243            3,263,198
                                                                     --------------       --------------

Investments and funds:
  Decommissioning fund, at market                                          153,488              150,668
  Deposit on Rocky Mountain transactions, at cost                           69,179               68,032
  Bond, reserve and construction funds, at market                           26,849               28,691
  Investment in associated organizations, at cost                           22,227               22,187
  Other, at cost                                                               731                  731
                                                                     --------------       --------------
                                                                           272,474              270,309
                                                                     --------------       --------------

Current assets:
  Cash and temporary cash investments, at cost                             249,453              275,786
  Other short-term investments, at market                                   88,938               88,589
  Receivables                                                               86,855               73,039
  Notes receivable                                                         350,042              340,396
  Inventories, at average cost                                              86,456               81,768
  Prepayments and other current assets                                      22,947               16,182
                                                                     --------------       --------------
                                                                           884,691              875,760
                                                                     --------------       --------------

Deferred charges:
  Premium and loss on reacquired debt, being amortized                     160,559              162,690
  Deferred amortization of capital leases                                  107,825              107,254
  Discontinued projects, being amortized                                     5,705                6,463
  Deferred debt expense, being amortized                                    16,191               16,475
  Other                                                                     26,127               22,518
                                                                     --------------       --------------
                                                                           316,407              315,400
                                                                     --------------       --------------
                                                                        $4,725,815           $4,724,667
                                                                     ==============       ==============


The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Balance Sheets
March 31, 2002 and December 31, 2001
--------------------------------------------------------------------------------------------------------
                                                                           (dollars in thousands)

                                                                         2002                 2001
                       Equity and Liabilities                         (Unaudited)
                                                                     -----------------------------------

Capitalization:
  Patronage capital and membership fees and accumulated
     other comprehensive margin                                           $382,275             $367,668
  Long-term debt                                                         2,787,121            2,929,316
  Obligation under capital leases                                          370,307              373,837
  Obligation under Rocky Mountain transactions                              69,179               68,032
                                                                     --------------       --------------
                                                                         3,608,882            3,738,853
                                                                     --------------       --------------

Current liabilities:
  Long-term debt and capital leases due within one year                    249,376              127,621
  Accounts payable                                                          60,952               79,859
  Notes payable                                                            337,793              353,680
  Power marketer payable                                                    48,538               36,000
  Accrued interest                                                          46,689                7,793
  Accrued and withheld taxes                                                 7,024                  678
  Other current liabilities                                                  7,889               15,783
                                                                     --------------       --------------
                                                                           758,261              621,414
                                                                     --------------       --------------

Deferred credits and other liabilities:
  Gain on sale of plant, being amortized                                    50,239               50,858
  Net benefit of sale of income tax benefits, being amortized                    -                2,002
  Net benefit of Rocky Mountain transactions, being amortized               78,837               79,633
  Decommissioning reserve                                                  177,211              174,506
  Interest rate swap arrangements                                           33,161               36,859
  Other                                                                     19,224               20,542
                                                                     --------------       --------------
                                                                           358,672              364,400
                                                                     --------------       --------------
                                                                        $4,725,815           $4,724,667
                                                                     ==============       ==============


The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Revenues and Expenses (Unaudited)
For the Three Months Ended March 31, 2002 and 2001
------------------------------------------------------------------------------------------------------------------
                                                                                  (dollars in thousands)

                                                                                      Three Months
                                                                      --------------------------------------------
                                                                          2002                           2001
                                                                      --------------------------------------------
Operating revenues:
   Sales to Members                                                       $280,872                       $296,506
   Sales to non-Members                                                      7,006                         10,101
                                                                      -------------                   ------------
    Total operating revenues                                               287,878                        306,607
                                                                      -------------                   ------------

Operating expenses:
  Fuel                                                                      44,807                         45,544
  Production                                                                60,329                         54,584
  Purchased power                                                           94,752                        106,364
  Depreciation and amortization                                             32,384                         33,350
                                                                      -------------                   ------------
    Total operating expenses                                               232,272                        239,842
                                                                      -------------                   ------------
Operating margin                                                            55,606                         66,765
                                                                      -------------                   ------------

Other income (expense):
  Investment income                                                          8,811                         10,249
  Amortization of deferred gains                                               619                            619
  Amortization of net benefit of sale of income tax benefits                 2,799                          2,799
  Allowance for equity funds used during construction                          111                             24
  Other                                                                        779                            682
                                                                      -------------                   ------------
    Total other income                                                      13,119                         14,373
                                                                      -------------                   ------------

Interest charges:
  Interest on long-term-debt and capital leases                             51,497                         56,068
  Other interest                                                             5,202                          4,743
  Allowance for debt funds used during construction                           (831)                          (351)
  Amortization of debt discount and expense                                  3,588                          5,395
                                                                      -------------                   ------------
    Net interest charges                                                    59,456                         65,855
                                                                      -------------                   ------------
Net margin                                                                  $9,269                        $15,283
                                                                      =============                   ============


The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Patronage Capital and Membership Fees and
Accumulated Other Comprehensive Margin (Unaudited)
For the Three Months Ended March 31, 2002 and 2001
------------------------------------------------------------------------------------------------------------------
                                                                                (dollars in thousands)




                                                                          Patronage    Accumulated
                                                                         Capital and      Other
                                                                          Membership   Comprehensive
                                                                             Fees       Margin (Loss)     Total
                                                                      --------------------------------------------


Balance at December 31, 2000                                               $391,611       $1,071         $392,682
Components of comprehensive margin:
   Net margin                                                                15,283                        15,283
   Cumulative effect of accounting change to record unrealized
        loss on interest rate swap arrangements as of January 1, 2001                    (33,515)         (33,515)
   Unrealized loss on interest rate swap arrangements                                     (3,928)          (3,928)
   Unrealized gain on available-for-sale securities                                        1,146            1,146
                                                                                                 -----------------
Total comprehensive margin (loss)                                                                         (21,014)
                                                                                                 -----------------

------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2001                                                  $406,894     ($35,226)        $371,668
------------------------------------------------------------------------------------------------------------------






Balance at December 31, 2001                                               $410,029     ($42,361)        $367,668
Components of comprehensive margin:
   Net margin                                                                 9,269                         9,269
   Unrealized gain on interest rate swap arrangements                                      3,698            3,698
   Unrealized gain on financial gas hedges                                                 3,076            3,076
   Unrealized loss on available-for-sale securities                                       (1,436)          (1,436)
                                                                                                 -----------------
Total comprehensive margin                                                                                 14,607
                                                                                                 -----------------

------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2002                                                  $419,298     ($37,023)        $382,275
------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these condensed financial statements.

Condensed Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2002 and 2001
---------------------------------------------------------------------------------------------------------------
                                                                                 (dollars in thousands)

                                                                             2002                     2001
                                                                         --------------------------------------

Cash flows from operating activities:
   Net margin                                                                  $9,269                  $15,283
                                                                         -------------            -------------

   Adjustments to reconcile net margin to net cash
      provided by operating activities:
        Depreciation and amortization                                          35,374                   47,130
        Allowance for equity funds used during construction                      (111)                     (24)
        Amortization of deferred gains                                           (619)                    (619)
        Amortization of net benefit of sale of income tax benefits             (2,799)                  (2,799)
        Other                                                                     907                     (857)

   Change in net current assets, excluding long-term debt and capital leases due within one year and notes payable:
        Receivables                                                           (13,816)                  40,402
        Notes receivable                                                          139                      121
        Inventories                                                            (4,687)                  (8,802)
        Prepayments and other current assets                                   (6,765)                  (2,804)
        Accounts payable                                                      (18,907)                 (57,331)
        Accrued interest                                                       38,896                  (18,082)
        Accrued and withheld taxes                                              6,347                    5,975
        Power marketer reserve                                                 12,538                        -
        Other current liabilities                                              (4,817)                 (16,937)
                                                                         -------------            -------------
          Total adjustments                                                    41,680                  (14,627)
                                                                         -------------            -------------
       Net cash provided by operating activities                               50,949                      656
                                                                         -------------            -------------

Cash flows from investing activities:
     Property additions                                                       (29,129)                 (11,075)
     Net proceeds from bond, reserve and construction funds                     1,621                      399
     Increase in investment in associated organizations                           (39)                     203
     Increase in other short-term investments                                  (1,564)                  (1,613)
     Increase in decommissioning fund                                          (2,300)                  (3,100)
     Other-generation equipment deposits                                            -                   (4,784)
                                                                         -------------            -------------
       Net cash used in investing activities                                  (31,411)                 (19,970)
                                                                         -------------            -------------

Cash flows from financing activities:
     Long-term debt proceeds, net                                                 322                      325
     Long-term debt payments                                                  (20,521)                 (40,233)
     (Decrease) Increase in notes payable                                     (15,887)                  51,835
     Increase in notes receivable under interim financing agreement            (9,785)                 (48,951)
                                                                         -------------            -------------
       Net cash used in financing activities                                  (45,871)                 (37,024)
                                                                         -------------            -------------
Net decrease in cash and temporary cash investments                           (26,333)                 (56,338)
Cash and temporary cash investments at beginning of period                    275,786                  330,622
                                                                         -------------            -------------
Cash and temporary cash investments at end of period                         $249,453                 $274,284
                                                                         =============            =============

Cash paid for:
     Interest (net of amounts capitalized)                                    $14,557                  $76,008
     Income taxes                                                                   -                        -


The accompanying notes are an integral part of these condensed financial statements.

                          Oglethorpe Power Corporation
                     Notes to Condensed Financial Statements

                             March 31, 2002 and 2001


(A) The condensed financial statements included in this report have been prepared by Oglethorpe Power Corporation (Oglethorpe), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the information furnished in this report reflects all adjustments (which include only normal recurring adjustments) and estimates necessary to present fairly, in all material respects, the results for the periods ended March 31, 2002 and 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although Oglethorpe believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Oglethorpe's latest Annual Report on Form 10-K, as filed with the SEC. Certain amounts for 2001 have been reclassified to conform with the current period presentation. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of results to be expected for the full year.


(B) In June of 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations." The statement provides accounting and reporting standards for recognizing obligations related to costs associated with the retirement of long-lived assets. SFAS No. 143 requires obligations associated with the retirement of long-lived assets to be recognized at their fair value in the period in which they are incurred if a reasonable estimate of fair value can be made. The fair value of the asset retirement costs is capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense using a systematic and rational method over the asset's useful life. Any subsequent changes to the fair value of the liability due to passage of time or changes in the amount or timing of estimated cash flows is recognized as an accretion expense.

       Adoption of SFAS No. 143 would require Oglethorpe to recognize the fair value of its decommissioning liability. Under SFAS No. 71, Oglethorpe may record an offsetting regulatory asset or liability to reflect the difference in timing of recognition of the costs of decommissioning for financial statement purposes and for ratemaking purposes. Oglethorpe will be required to adopt this statement no later than January 1, 2003.
       Oglethorpe's management is currently assessing the impact of this statement on its results of operations and financial condition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations


For the Three Months Ended March 31, 2002 and 2001
--------------------------------------------------


Net Margin


Oglethorpe's net margin for the three months ended March 31, 2002 was $9.3 million compared to $15.3 million and for the same period of 2001. Net margin for the first quarter of 2001 was higher primarily due to lower than budgeted production expenses.


Operating Revenues


Oglethorpe's operating revenues fluctuate from period to period based on factors including weather and other seasonal factors, growth in the service territories of Oglethorpe's 39 retail electric distribution cooperative members (the Members), operating costs, availability of resources, and Oglethorpe's decisions of whether to dispatch its owned or purchased resources or Member-owned resources over which it has dispatch rights. Oglethorpe's operating revenues are also affected by Members' decisions of whether to purchase a portion of their growth requirements from Oglethorpe or from other suppliers and whether to schedule separately their resources. A large number of Members have now elected to schedule separately their percentage capacity responsibilities in Oglethorpe resources to serve their members and nonmembers, although approximately half of the elections will not be effective until June 1, 2002. (See "OGLETHORPE POWER CORPORATION--Wholesale Power Contracts" in Item 1 of Oglethorpe's 2001 Annual Report on Form 10-K.) As additional Members have made this election, the scheduling choices of these Members are having an increasingly larger effect on Oglethorpe's sales to Members.

Revenues from sales to the Members for the three months ended March 31, 2002 were 5.3% less than such revenues for the same period of 2001. Megawatt-hour
(MWh) sales to Members decreased 2.4% in the current three-month period compared to the same period of 2001. The decrease in MWh sales to Members was primarily due to a decrease in sales to Members who schedule separately their percentage capacity responsibilities and have purchased increasing portions of their requirements from other suppliers. The average revenue per MWh from sales to Members decreased 2.9% from the same period of 2001.

The components of Member revenues for the three months ended March 31, 2002 and 2001 were as follows:

                                                          Three Months
                                                         Ended March 31,
                                                         ---------------

                                                       2002            2001
                                                       ----            ----
                                                      (dollars in thousands)

Capacity revenues                                    $149,986        $158,478
Energy revenues                                       130,886         138,028
                                                      -------         -------
     Total                                           $280,872        $296,506
                                                     ========        ========



Capacity revenues from Members for the three months ended March 31, 2002 decreased 5.4% compared to the same period of 2001. The decrease in capacity revenues was primarily due to lower interest costs and lower net margin for the current period compared to the same period of 2001. Energy revenues were 5.2% lower for the current period of 2002 compared to the same period of 2001. The decrease in energy revenues in 2002 was primarily due to a decrease in the volume of purchased MWhs (see "Operating Expenses" below). Oglethorpe's average energy revenue per MWh from sales to Members was 2.8% lower in the current three-month period compared to the same period of 2001.

Sales to non-Members were from energy sales to power companies and from energy sales to LG&E Energy Marketing Inc. (LEM) and Morgan Stanley Capital Group Inc. (Morgan Stanley) under their power marketer arrangements with Oglethorpe. The following table summarizes the sources of non-Member revenues for the three months ended March 31, 2002 and 2001:

                                                            Three Months
                                                           Ended March 31,
                                                           ---------------
                                                        2002            2001
                                                        ----            ----
                                                     (dollars in thousands)

Sales to power companies                               $6,979         $ 8,156
Sales to LEM and Morgan Stanley                            27           1,945
                                                       ------         -------
     Total                                             $7,006         $10,101
                                                       ======         =======



Sales to power companies represent sales made directly by Oglethorpe. Oglethorpe sells for its own account any energy available from the portion of its resources dedicated to Morgan Stanley that is not scheduled by Morgan Stanley pursuant to the power marketer arrangement.

Sales to LEM and Morgan Stanley represent the net energy transmitted on behalf of LEM and Morgan Stanley off-system on an hourly basis from Oglethorpe's total resources under the LEM and Morgan Stanley power marketer arrangements.
Oglethorpe sold this energy to LEM at Oglethorpe's cost, subject to certain limitations, and to Morgan Stanley at a contractually fixed price. The volume of sales to LEM and Morgan Stanley depends primarily on the power marketers' decisions for servicing their load requirements.


Operating Expenses


Operating expenses for the three-month period of 2002 were 3.2% lower compared to the same period of 2001. The decrease was primarily due to lower purchased power costs for the current three-month period compared to the same period of 2001, offset somewhat due to higher production costs.

Purchased power costs decreased 10.9% in the current period of 2002 compared to the same period of 2001. This decrease in total purchased power costs resulted primarily from lower purchased MWhs in 2002 compared to 2001. Purchased MWhs decreased 17.8% in the current three-month period of 2002 compared to the same period of 2001. The average cost per MWh of total purchased power increased 8.4% in the current quarter of 2002 compared to the same period of 2001. Purchased power costs were as follows:



                                                          Three Months
                                                         Ended March 31,
                                                         ---------------
                                                       2002           2001
                                                       ----           ----
                                                      (dollars in thousands)

Capacity costs                                       $20,298        $ 20,808
Energy costs                                          74,454          85,556
                                                     -------        --------
     Total                                           $94,752        $106,364
                                                     =======        ========


Purchased power energy costs for the three-month period of 2002 were 13.0% lower compared to the same period of 2001. This decrease resulted primarily from lower volume of purchased MWhs offset somewhat by an increase in the average energy cost per MWh. During the current period of 2002 the average cost of purchased power energy increased 5.9% compared to the same period of 2001, primarily as a result of an accrual of $12.5 million in the current period in connection with the settlement of the 2001 arbitration with LEM. The current period LEM arbitration damages accrual and the previously recorded accrual of $36 million remain unbilled as of March 31, 2002. Oglethorpe also agreed to pay LEM an additional amount with respect to energy deliveries for May through June of 2002 which Oglethorpe expects will be approximately $600,000. These amounts represent Oglethorpe's total monetary obligation with respect to the settlement of the LEM arbitration. See "Financial Condition" herein and "Legal Proceedings-2001 LEM
Arbitrarion" in Item 1 of Part II of this Quarterly Report for further discussion of the LEM arbitration.

Production costs increased 10.5% for the three-month period ended March 31, 2002 compared to the same period of 2001. The higher production costs in 2002 resulted primarily from higher O&M costs. The higher O&M costs resulted partly from a forced outage and diesel generator repairs at Plant Hatch, partly from increased security costs at Plants Vogtle and Hatch related to the events of

September 11, 2001 and partly from generally higher expenses at Plants Scherer and Wansley.

Other Income

Investment income decreased 14.0% in the current three-month period compared to the same period of 2001 primarily due to lower interest earnings from cash and temporary cash investments.

Interest Charges

Interest on long-term debt and capital leases decreased 8.2% in the current period compared to the same period of 2001 primarily as a result of cost savings from lower variable interest rates. Amortization of debt discount and expense decreased 33.5% primarily due to accelerated amortization of $7 million and $24 million in premiums paid to the Federal Financing Bank for refinancing $89 million and $424 million in 1999 and 1998, respectively. Such amortization ended in the third and fourth quarters of 2001, respectively.



Financial Condition


Capital Requirements and Liquidity and Sources of Capital
---------------------------------------------------------

To meet the load growth of certain of Oglethorpe's Members, two new generating facilities are currently under construction. Talbot EMC is constructing and owns, on behalf of 30 Members, a six-unit gas-fired combustion turbine facility with four units expected to be in-service in summer 2002 and two units expected to be in-service in summer 2003. Chattahoochee EMC is constructing and owns, on behalf of 28 Members, a gas-fired combined cycle facility expected to be in-service by spring 2003.

Oglethorpe is currently providing loans to Talbot EMC and Chattahoochee EMC to fund, on an interim basis, approximately 50 percent of the cost of constructing these new generating facilities. Oglethorpe is funding these loans under its commercial paper program, which is backed 100% by committed lines of credit. The amount of commercial paper outstanding for this purpose at March 31, 2002 was $338 million. At April 30, 2002 the amount outstanding had declined to $301 million. Oglethorpe expects to have approximately $300 million of commercial paper outstanding into early 2003 in conjunction with the interim financing of these facilities.

For information on additional construction financing and permanent financing for these new generating facilities, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Financial Condition--Capital Requirements" in Item 7 of Oglethorpe's 2001 Annual Report on Form 10-K.


General
-------


Total assets and total equity plus liabilities as of March 31, 2002 were $4.7 billion, which was $1 million more than the total at December 31, 2001. The increase was due primarily to additions to plant in service and construction work in progress, receivables and notes receivable, offset in part by depreciation of plant and a decrease in cash and temporary cash investments.



Assets



Property  additions  for the three  months  ended March 31, 2002  totaled  $29.1
million,   primarily   for   purchases  of  nuclear  fuel  and  for   additions,
replacements, and improvements to existing generation facilities.

The increase in receivables was primarily due to the accrual of an additional $12.5 million in connection with the settlement of the arbitration with LEM. Receivables now include a total of $48.5 million associated with the settlement of the LEM arbitration that have not yet been billed to the Members but have been recorded as unbilled energy revenues.

Prepayments and other current assets increased primarily due to payments to Georgia Power Company for estimated Plant Hatch operations and maintenance (O&M), nuclear and construction costs for April 2002, which were $9.6 million higher compared to the estimates for January 2002. The increase in estimated Plant Hatch O&M charges was related to a planned outage at Plant Hatch. Nuclear and construction charges were higher due to the planned purchases of nuclear fuel. These increases were offset somewhat by a decrease in prepaid insurance.

The increase in other deferred charges was primarily due to the deferral of nuclear outage costs associated with an outage at Plant Vogtle Unit No. 1, and to a lesser extent, an outage at Plant Hatch Unit No. 1. Both outages began during the first quarter of 2002. Nuclear outage costs are amortized over an 18-month operating cycle for the Plant Vogtle units and a 24-month operating cycle for the Plant Hatch units.



Equity and Liabilities



Long-term debt and capital leases due within one year increased largely as a result of the reclassification of CoBank and CFC notes totaling $92.1 million which are due March 31, 2003. Oglethorpe management intends to refinance these obligations with long-term debt by issuing tax-exempt bonds later in 2002, but Oglethorpe has not yet entered into a firm financing agreement to do so. The remaining increase was primarily attributable to the timing of the payment made for FFB debt at December 31, 2001 rather than January 2, 2002.

The decrease in accounts payable was primarily attributable to payment of amounts due to Georgia Transmission Corporation (GTC) for amounts billed to the Members on its behalf and collected by Oglethorpe, and amounts accrued at year-end for progress payments associated with the construction of the Talbot EMC facility. As of January 2002, the Members now remit amounts billed on GTC's behalf directly to GTC.

The increase in the power marketer payable is the result of an accrual of an additional $12.5 million in connection with the settlement of the arbitration with LEM. Oglethorpe will pay the entire $48.5 million to LEM on May 24, 2002 in accordance with the arbitration settlement.

The increase in accrued interest was largely driven by accruals associated with the long-term FFB mortgage notes, and to a lesser extent, the lease of Plant Scherer Unit No. 2. At March 31, 2002 three months of interest expense was accrued for these debt instruments whereas no interest was accrued at December 31, 2001.

Accrued and withheld taxes increased as a result of the normal monthly accruals for property taxes, which are generally paid in the fourth quarter of the year.

The decrease in other current liabilities resulted primarily from payment of year-end accruals and performance based pay, and a decrease in the liability associated with natural gas cash flow hedges due to changing market value.

Oglethorpe has recorded an unrealized loss related to the interest rate swap arrangements of $33.2 million, which represents the estimated payment Oglethorpe would make if the swap arrangements were terminated.

New Accounting Pronouncements


In June of 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement provides accounting and reporting standards for recognizing obligations related to costs associated with the retirement of long-lived assets. SFAS No 143 requires obligations associated with the retirement of long-lived assets to be recognized at their fair value in the period in which they are incurred if a reasonable estimate of fair value can be made. The fair value of the asset retirement costs is capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense using a systematic and rational method over the assets' useful life. Any subsequent changes to the fair value of the liability due to passage of time or changes in the amount or timing of estimated cash flows is recognized as an accretion expense.

Adoption of SFAS No. 143 would require Oglethorpe to recognize the fair value of its decommissioning liability. Under SFAS No. 71, Oglethorpe may record an offsetting regulatory asset or liability to reflect the difference in timing of recognition of the costs of decommissioning for financial statement purposes and for ratemaking purposes. Oglethorpe will be required to adopt this statement no later than January 1, 2003. Oglethorpe's management is currently assessing the impact of this statement on its results of operations and financial condition.


Forward-Looking Statements and Associated Risks



This Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding, among other items, (i) anticipated trends in Oglethorpe's business and (ii) Oglethorpe's future capital requirements and sources of capital. These forward-looking statements are based largely on Oglethorpe's current expectations and are subject to a number of risks and uncertainties, some of which are beyond Oglethorpe's control. For factors that could cause actual results to differ materially from those anticipated by these forward-looking statements, see "FACTORS AFFECTING THE ELECTRIC UTILITY INDUSTRY" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS--Miscellaneous--Competition" in Items 1 and 7 of Oglethorpe's 2001 Annual Report on Form 10-K. In light of these risks and uncertainties, there can be no assurance that events anticipated by the forward-looking statements contained in this Quarterly Report will in fact transpire.




Item 3. Quantitative and Qualitative Disclosures About Market Risk


Oglethorpe's market risks have not changed materially from the market risks reported in Oglethorpe's 2001 Annual Report on Form 10-K.

PART II -   OTHER INFORMATION


Item 1.  Legal Proceedings.

2001 LEM Arbitration

In February 2001, LG&E Energy Marketing Inc. ("LEM") and its affiliates, LG&E Energy Corp. and LG&E Power, Inc. (collectively, the "LG&E Parties") initiated a binding arbitration process to resolve certain issues relating to the interpretation and administration of a power marketing agreement among LEM, LG&E Energy Corp. and Oglethorpe (the "LEM Agreement") and a similar agreement among LEM, LG&E Power, Inc. and Oglethorpe that expired by its terms in 1999. In April 2002, Oglethorpe and the LG&E Parties settled this arbitration. As part of the settlement, Oglethorpe agreed to pay to LEM approximately $48.5 million. Oglethorpe had previously recorded a reserve of $36 million for estimated damages payable to LEM. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Results of Operations--For the Three Months Ended March 31, 2002 and 2001--Operating Expenses" and "--Financial Condition--General--Assets" in Item 2 of Part I of this Quarterly Report.

1999 LEM Arbitration

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



Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits


         10.29 - Oglethorpe Power Corporation Executive Supplemental Retirement Plan.

         10.30 - Participation Agreement for the Oglethorpe Power Corporation Executive Supplemental Retirement Plan, dated as of March 15, 2002, between Oglethorpe and Thomas A. Smith.


    (b)  Reports on Form 8-K


         No reports on Form 8-K were filed by Oglethorpe for the quarter ended March 31, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           Oglethorpe Power Corporation

                                           (An Electric Membership Corporation)



Date: May 15, 2002                     By: /s/ Thomas A. Smith
                                           ------------------------------------
                                               Thomas A. Smith
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


Date: May 15, 2002                         /s/ Mac F. Oglesby
                                           ------------------------------------
                                               Mac F. Oglesby
                                           Treasurer
                                           (Principal Financial Officer)


Date: May 15, 2002                         /s/ W. Clayton Robbins
                                           ------------------------------------
                                               W. Clayton Robbins
                                           Senior  Vice  President,  Finance and
                                           Administration
                                           (Principal Financial Officer)


Date: May 15, 2002                         /s/ Mark Chesla
                                           ------------------------------------
                                               Mark Chesla
                                           Controller
                                           (Chief Accounting Officer)