Form 10-Q
period 2002-06-30
OGLETHORPE POWER CORP
filed 2002-08-14
CIK 788816

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ________________________


                                    FORM 10-Q
(Mark One)

 [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to _____________

                           Commission File No. 33-7591
                            ________________________
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

                          OGLETHORPE POWER CORPORATION

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2002

                                                                                                  Page No.
                                                                                                  --------
PART I - FINANCIAL INFORMATION

       Item 1.  Financial Statements

                Condensed Balance Sheets as of June 30, 2002
                (Unaudited) and December 31, 2001                                                   3

                Condensed Statements of Revenues and Expenses
                (Unaudited) for the Three Months and Six Months ended
                June 30, 2002 and 2001                                                              5

                Condensed Statements of Patronage Capital and Membership
                Fees and Accumulated Other Comprehensive Margin
                (Unaudited) for the Three Months and Six Months ended
                June 30, 2002 and 2001                                                              6

                Condensed Statements of Cash Flows (Unaudited)
                for the Six Months ended June 30, 2002 and 2001                                     7

                Notes to Condensed Financial Statements                                             8

      Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations                                       9

      Item 3.   Quantitative and Qualitative Disclosures About
                Market Risk                                                                        18


PART II - OTHER INFORMATION

      Item 1.  Legal Proceedings                                                                   19

      Item 6.  Exhibits and Reports on Form 8-K                                                    19


SIGNATURES                                                                                         20

PART I -  FINANCIAL INFORMATION
Item 1.  Financial Statements



Oglethorpe Power Corporation
Condensed Balance Sheets
June 30, 2002 and December 31, 2001
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                      (dollars in thousands)

                                                                                                   2002                     2001
                               Assets                                                           (Unaudited)
                                                                                               -------------------------------------

Electric plant, at original cost:
  In service                                                                                   $ 5,052,863              $ 5,029,192
  Less:  Accumulated provision for depreciation                                                 (1,947,495)              (1,881,918)
                                                                                               -----------              -----------
                                                                                                 3,105,368                3,147,274

  Nuclear fuel, at amortized cost                                                                   82,191                   77,360
  Construction work in progress                                                                     52,988                   38,564
                                                                                               -----------              -----------
                                                                                                 3,240,547                3,263,198
                                                                                               -----------              -----------

Investments and funds:
  Decommissioning fund, at market                                                                  148,653                  150,668
  Deposit on Rocky Mountain transactions, at cost                                                   70,326                   68,032
  Bond, reserve and construction funds, at market                                                   26,824                   28,691
  Investment in associated organizations, at cost                                                   22,184                   22,187
  Other, at cost                                                                                       405                      731
                                                                                               -----------              -----------
                                                                                                   268,392                  270,309
                                                                                               -----------              -----------

Current assets:
  Cash and temporary cash investments, at cost                                                     201,615                  275,786
  Other short-term investments, at market                                                           91,337                   88,589
  Receivables                                                                                      109,771                   73,039
  Notes receivable                                                                                 319,710                  340,396
  Inventories, at average cost                                                                      93,658                   81,768
  Prepayments and other current assets                                                              14,714                   16,182
                                                                                               -----------              -----------
                                                                                                   830,805                  875,760
                                                                                               -----------              -----------

Deferred charges:
  Premium and loss on reacquired debt, being amortized                                             157,340                  162,690
  Deferred amortization of capital leases                                                          108,376                  107,254
  Discontinued projects, being amortized                                                             4,946                    6,463
  Deferred debt expense, being amortized                                                            15,845                   16,475
  Other                                                                                             27,773                   22,518
                                                                                               -----------              -----------
                                                                                                   314,280                  315,400
                                                                                               -----------              -----------
                                                                                               $ 4,654,024              $ 4,724,667
                                                                                               ===========              ===========


The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Balance Sheets
June 30, 2002 and December 31, 2001
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                         (dollars in thousands)

                                                                                                      2002                  2001
                       Equity and Liabilities                                                      (Unaudited)
                                                                                                   ---------------------------------

Capitalization:
  Patronage capital and membership fees and accumulated
     other comprehensive margin                                                                    $  384,319             $  367,668
  Long-term debt                                                                                    2,762,828              2,929,316
  Obligation under capital leases                                                                     366,755                373,837
  Obligation under Rocky Mountain transactions                                                         70,326                 68,032
                                                                                                   ----------             ----------
                                                                                                    3,584,228              3,738,853
                                                                                                   ----------             ----------

Current liabilities:
  Long-term debt and capital leases due within one year                                               251,237                127,621
  Accounts payable                                                                                     76,972                 79,859
  Notes payable                                                                                       300,713                353,680
  Power marketer payable                                                                                    -                 36,000
  Accrued interest                                                                                     58,047                  7,793
  Accrued and withheld taxes                                                                           13,920                    678
  Other current liabilities                                                                             7,073                 15,783
                                                                                                   ----------             ----------
                                                                                                      707,962                621,414
                                                                                                   ----------             ----------

Deferred credits and other liabilities:
  Gain on sale of plant, being amortized                                                               49,621                 50,858
  Net benefit of sale of income tax benefits, being amortized                                               -                  2,002
  Net benefit of Rocky Mountain transactions, being amortized                                          78,041                 79,633
  Decommissioning reserve                                                                             172,359                174,506
  Interest rate swap arrangements                                                                      42,789                 36,859
  Other                                                                                                19,024                 20,542
                                                                                                   ----------             ----------
                                                                                                      361,834                364,400
                                                                                                   ----------             ----------
                                                                                                   $4,654,024             $4,724,667
                                                                                                   ==========             ==========


The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Revenues and Expenses (Unaudited)
For the Three and Six Months Ended June 30, 2002 and 2001
------------------------------------------------------------------------------------------------------------------------------------
                                                                                            (dollars in thousands)

                                                                                Three Months                     Six Months
                                                                          ----------------------------------------------------------
                                                                             2002           2001             2002           2001
                                                                          --------------------------      --------------------------
Operating revenues:
 Sales to Members                                                         $ 269,879       $ 258,571       $ 550,751       $ 555,077
 Sales to non-Members                                                         9,648          21,340          16,654          31,441
                                                                          ---------       ---------       ---------       ---------
    Total operating revenues                                                279,527         279,911         567,405         586,518
                                                                          ---------       ---------       ---------       ---------

Operating expenses:
  Fuel                                                                       54,425          59,281          99,232         104,825
  Production                                                                 51,515          51,487         111,844         106,071
  Purchased power                                                            82,810          86,908         177,562         193,272
  Depreciation and amortization                                              32,624          33,300          65,008          66,650
                                                                          ---------       ---------       ---------       ---------
    Total operating expenses                                                221,374         230,976         453,646         470,818
                                                                          ---------       ---------       ---------       ---------
Operating margin                                                             58,153          48,935         113,759         115,700
                                                                          ---------       ---------       ---------       ---------

Other income (expense):
  Investment income                                                           8,154           8,059          16,965          18,308
  Amortization of deferred gains                                                619             618           1,237           1,237
  Amortization of net benefit of sale of income tax benefits                    796           2,798           3,595           5,597
  Allowance for equity funds used during construction                           131              44             242              68
  Other                                                                         485           1,129           1,265           1,811
                                                                          ---------       ---------       ---------       ---------
    Total other income                                                       10,185          12,648          23,304          27,021
                                                                          ---------       ---------       ---------       ---------

Interest charges:
  Interest on long-term debt and capital leases                              51,636          55,643         103,133         111,711
  Other interest                                                              4,686           2,302           9,888           7,045
  Allowance for debt funds used during construction                            (917)           (556)         (1,748)           (907)
  Amortization of debt discount and expense                                   3,524           5,405           7,112          10,800
                                                                          ---------       ---------       ---------       ---------
    Net interest charges                                                     58,929          62,794         118,385         128,649
                                                                          ---------       ---------       ---------       ---------
Net margin                                                                $   9,409       ($  1,211)      $  18,678       $  14,072
                                                                          =========       =========       =========       =========

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Patronage Capital and Membership Fees
and Accumulated Other Comprehensive Margin (Unaudited)
For the Six Months Ended June 30, 2002 and 2001
--------------------------------------------------------------------------------------------------------------------
                                                                                        (dollars in thousands)




                                                                        Patronage      Accumulated
                                                                       Capital and        Other
                                                                       Membership     Comprehensive
                                                                          Fees        Margin (Loss)        Total
                                                                      ----------------------------------------------


Balance at December 31, 2000                                               $391,611            $1,071      $392,682
Components of comprehensive margin:
   Net margin                                                                14,072                          14,072
   Unrealized loss on interest rate swap arrangements                                         (31,188)      (31,188)
   Unrealized loss on financial gas hedges                                                     (4,611)       (4,611)
   Unrealized gain on available-for-sale securities                                               300           300
                                                                                                      --------------
Total comprehensive margin (loss)                                                                           (21,427)
                                                                                                      --------------

--------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2001                                                   $405,683          ($34,428)     $371,255
--------------------------------------------------------------------------------------------------------------------



Balance at December 31, 2001                                               $410,029          ($42,361)     $367,668
Components of comprehensive margin:
   Net margin                                                                18,678                          18,678
   Unrealized loss on interest rate swap arrangements                                          (5,931)       (5,931)
   Unrealized gain on financial gas hedges                                                      4,402         4,402
   Unrealized loss on available-for-sale securities                                              (498)         (498)
                                                                                                      --------------
Total comprehensive margin                                                                                   16,651
                                                                                                      --------------

--------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2002                                                   $428,707          ($44,388)     $384,319
--------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2002 and 2001
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                            (dollars in thousands)

                                                                                                            2002             2001
                                                                                                         ---------------------------

Cash flows from operating activities:
   Net margin                                                                                            $  18,678        $  14,072
                                                                                                         ---------        ---------

   Adjustments to reconcile net margin to net cash
      provided by operating activities:
        Depreciation and amortization                                                                       90,966           97,664
        Allowance for equity funds used during construction                                                   (242)             (68)
        Amortization of deferred gains                                                                      (1,237)          (1,237)
        Amortization of net benefit of sale of income tax benefits                                          (3,595)          (5,597)
        Other                                                                                                3,181            4,089

   Change in operating assets and liabilities:
        Receivables                                                                                        (36,732)          42,377
        Notes receivable                                                                                        56              (42)
        Inventories                                                                                        (11,890)          (1,154)
        Prepayments and other current assets                                                                 1,468              (55)
        Accounts payable                                                                                    (2,887)         (34,055)
        Accrued interest                                                                                    50,254           (7,651)
        Accrued and withheld taxes                                                                          13,242           12,512
        Power marketer reserve                                                                             (36,000)               -
        Other current liabilities                                                                           (4,308)         (20,382)
        Deferred nuclear outage costs                                                                      (17,706)          (7,830)
                                                                                                         ---------        ---------
          Total adjustments                                                                                 44,570           78,571
                                                                                                         ---------        ---------
       Net cash provided by operating activities                                                            63,248           92,643
                                                                                                         ---------        ---------

Cash flows from investing activities:
     Property additions                                                                                    (58,133)         (28,398)
     Net proceeds from bond, reserve and construction funds                                                  1,599              397
     Decrease (increase) in investment in associated organizations                                               3             (477)
     Increase in other short-term investments                                                               (2,979)          (3,221)
     Increase in decommissioning fund                                                                       (4,420)          (3,299)
     Other-generation equipment deposits                                                                         -          (13,064)
                                                                                                         ---------        ---------
       Net cash used in investing activities                                                               (63,930)         (48,062)
                                                                                                         ---------        ---------

Cash flows from financing activities:
     Long-term debt proceeds, net                                                                            1,882            1,735
     Long-term debt payments                                                                               (43,034)         (61,737)
     (Decrease) increase in notes payable                                                                  (52,967)         104,139
     Decrease (increase) in notes receivable under interim financing agreement                              20,630          (91,504)
                                                                                                         ---------        ---------
       Net cash used in financing activities                                                               (73,489)         (47,367)
                                                                                                         ---------        ---------
Net decrease in cash and temporary cash investments                                                        (74,171)          (2,786)
Cash and temporary cash investments at beginning of period                                                 275,786          330,622
                                                                                                         ---------        ---------
Cash and temporary cash investments at end of period                                                     $ 201,615        $ 327,836
                                                                                                         =========        =========

Cash paid for:
     Interest (net of amounts capitalized)                                                               $  56,260        $ 120,682
     Income taxes                                                                                                -                -

The accompanying notes are an integral part of these condensed financial statements.

                          Oglethorpe Power Corporation
                     Notes to Condensed Financial Statements
                             June 30, 2002 and 2001


(A) The condensed financial statements included in this report have been prepared by Oglethorpe Power Corporation (Oglethorpe), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the information furnished in this report reflects all adjustments (which include only normal recurring adjustments) and estimates necessary to present fairly, in all material respects, the results for the periods ended June 30, 2002 and 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although Oglethorpe believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Oglethorpe's latest Annual Report on Form 10-K, as filed with the SEC. Certain amounts for 2001 have been reclassified to conform with the current period presentation. The results of operations for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of results to be expected for the full year.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

For the Three Months and Six Months Ended June 30, 2002 and 2001
----------------------------------------------------------------


Net Margin

Oglethorpe's net margin (loss) for the three months and six months ended June 30, 2002 was $9.4 million and $18.7 million compared to ($1.2) million and $14.1 million for the same periods of 2001. Net margin for the six months ended June 30, 2001 reflected a $17.3 million Board of Directors approved reduction to revenue requirements as a result of lower than budgeted fixed production expenses and lower interest costs in that period. This was recorded as a $17.3 million reduction in sales to Members resulting in a net loss for the second quarter of 2001.

Operating Revenues

Oglethorpe's operating revenues fluctuate from period to period based on factors including weather and other seasonal factors, growth in the service territories of Oglethorpe's 39 retail electric distribution cooperative members (the Members), operating costs, availability of electric generation resources, and Oglethorpe's decisions of whether to dispatch its owned or purchased resources or Member-owned resources over which it has dispatch rights. Oglethorpe's operating revenues may also be affected by Members' decisions of whether to purchase a portion of their growth requirements from Oglethorpe or from other suppliers and whether to schedule separately their resources. A large number of Members have now elected to schedule separately their percentage capacity responsibilities (their pro-rata shares) in Oglethorpe resources to serve their retail and wholesale customers, although approximately half of the elections were not effective until June 1, 2002. (See "OGLETHORPE POWER CORPORATION--Wholesale Power Contracts" in Item 1 of Oglethorpe's 2001 Annual Report on Form 10-K.) As more and more Members have elected to become scheduling Members, the scheduling choices of these Members are having a greater impact on Oglethorpe's energy sales.

Revenues from sales to the Members for the three-month and six-month periods ended June 30, 2002 were 4.4% higher and 0.8% lower than such revenues for the same periods of 2001. Megawatt-hour (MWh) sales to Members increased 3.1% and 0.4% in the current periods compared to the same periods of 2001. The increase in MWh sales to Members in the current quarter was primarily due to an increase in sales to Members who participate in Oglethorpe's capacity and energy pool. For the six-month period ended June 30, 2002, this increase was offset by lower sales to scheduling Members. The average revenue per MWh from sales to Members increased 1.2% for the second quarter and decreased 1.1% year-to-date compared to the same periods of 2001.

The components of Member revenues for the three months and six months ended June 30, 2002 and 2001 were as follows:

                                      Three Months                             Six Months
                                      Ended June 30,                          Ended June 30,
                                      --------------                          --------------
                                    2002         2001                      2002           2001
                                    ----         ----                      ----           ----
                                                   (dollars in thousands)
Capacity revenues                 $149,281     $142,898                  $299,267       $301,376
Energy revenues                    120,598      115,673                   251,484        253,701
                                  --------     --------                  --------       --------
Total                             $269,879     $258,571                  $550,751       $555,077
                                  ========     ========                  ========       ========


Capacity revenues from Members for the three months and six months ended June 30, 2002 increased 4.5% and decreased 0.7% compared to the same periods of 2001. The increase in capacity revenues for the second quarter was primarily due to higher net margin for the current period compared to the same period of 2001, which was due to the timing of the budget reduction in 2001. For the six-month period ended June 30, 2002, this increase was offset by lower revenue requirements due to lower interest costs. Energy revenues were 4.3% higher and 0.9% lower for the current periods of 2002 compared to the same periods of 2001. The increase in energy revenues for the second quarter of 2002 was primarily due to the increase in the volume of MWhs sold to Members. Oglethorpe's average energy revenue per MWh from sales to Members were 1.1% higher in the current quarter and 1.2% lower year-to-date compared to the same periods of 2001.

Sales to non-Members were from energy sales to power companies and from energy sales to LG&E Energy Marketing Inc. (LEM) and Morgan Stanley Capital Group Inc. (Morgan Stanley) under their power marketer arrangements with Oglethorpe. The following table summarizes the sources of non-Member revenues for the three months and six months ended June 30, 2002 and 2001:

                                         Three Months                             Six Months
                                         Ended June 30,                         Ended June 30,
                                         --------------                         --------------
                                       2002         2001                      2002           2001
                                       ----         ----                      ----           ----
                                                        (dollars in thousands)
Sales to power companies              $9,337      $19,798                   $16,316        $27,954
Sales to LEM and Morgan Stanley          311        1,542                       338          3,487
                                      ------      -------                   -------        -------
Total                                 $9,648      $21,340                   $16,654        $31,441
                                      ======      =======                   =======        =======


Sales to power companies represent sales made directly by Oglethorpe. Oglethorpe sells for its own account any energy available from the portion of its resources dedicated to Morgan Stanley that is not scheduled by Morgan Stanley pursuant to the power marketer arrangement. Scheduling Members are entitled to schedule energy available from their percentage capacity responsibilities for both retail sales and for resale in the wholesale market. More of the Members were scheduling Members in the first six months of 2002 than in the first six months of 2001, resulting in less energy being available to Oglethorpe to sell directly to non-Members.

Sales to LEM and Morgan Stanley represent the net energy transmitted on behalf of LEM and Morgan Stanley off-system on an hourly basis from Oglethorpe's total resources under the LEM and Morgan Stanley power marketer arrangements.
Oglethorpe sold this energy to LEM at Oglethorpe's cost, subject to certain limitations, and to Morgan Stanley at a contractually fixed price. The volume of sales to LEM and Morgan Stanley depends primarily on the power marketers' decisions for servicing their load requirements under the contracts.

Operating Expenses

Operating expenses for the three-month and six-month periods ended June 30, 2002 were 4.1% and 3.7% lower compared to the same periods of 2001. The decrease during the second quarter of 2002 compared to the same period of 2001 was partly due to lower purchased power costs and partly due to lower fuel costs. The decrease in operating expenses year-to-date is primarily due to lower purchased power costs offset somewhat by higher production costs.

For the current three-month period compared to the same period of 2001 total fuel costs decreased 8.2% primarily as a result of a 6.1% decrease in total generation. For the second quarter of 2002, nuclear generation was 3.1% lower and fossil generation was 8.3% lower as compared to the same period of 2001. The larger decrease in fossil generation, with its higher average fuel cost compared to nuclear generation, yielded a 2.2% decrease in total average fuel cost.

Purchased power costs decreased 4.7% and 8.1% for the current periods of 2002 compared to the same periods of 2001. The decrease in total purchased power costs resulted primarily from lower purchased MWhs in 2002 compared to 2001.
Purchased MWhs decreased 17.2% and 17.5% in the current three-month and six-month periods of 2002 compared to the same periods of 2001. The average cost per MWh of total purchased power increased 15.1% and 11.4% in the current periods of 2002 compared to the same periods of 2001. Purchased power costs were as follows:


                                Three Months                           Six Months
                               Ended June 30,                        Ended June 30,
                               --------------                        --------------
                               2002       2001                      2002         2001
                               ----       ----                      ----         ----
                                             (dollars in thousands)
Capacity costs               $19,801    $21,654                     $40,099     $42,462
Energy costs                  63,009     65,254                     137,463     150,810
                             -------    -------                     -------     -------
     Total                   $82,810    $86,908                    $177,562    $193,272
                             =======    =======                    ========    ========


Purchased power energy costs for the three-month and six-month ended June 30, 2002 were 3.4% and 8.9% lower compared to the same periods of 2001. The decreases resulted primarily from lower volume of purchased MWhs offset somewhat by an increase in the average energy cost per MWh. Year-to-date June 30, 2002 the average cost of purchased power energy increased 10.5% compared to the same period of 2001 partly due to an accrual in March 2002, of an additional expense of $12.5 million in connection with the settlement of an arbitration proceeding with LEM and partly due to higher net prices incurred for purchases made from Morgan Stanley under the power marketer arrangement. See "Financial Condition" herein and "Legal Proceedings--2001 LEM Arbitration" in Item 1 of Part II of Oglethorpe's Quarterly Report on Form 10-Q for the period ended March 31, 2002 for further discussion of the 2001 LEM arbitration.

Production costs increased 5.5% for the six-month period ended June 30, 2002 compared to the same period of 2001. The higher production costs in 2002 resulted primarily from higher O&M costs. The higher O&M costs resulted partly from a forced outage and diesel generator repairs at Plant Hatch during the first quarter of 2002, partly from increased security costs at Plants Vogtle and Hatch related to the events of September 11, 2001 and partly from several forced outages at Plants Scherer and Wansley.

Other Income

For the three-month period ended June 30, 2002, the amortization of net benefit of sale of income tax benefits decreased approximately $2 million due to the amortization of the safe harbor lease ending in March 2001. Investment income decreased 7.3% in the six-month period ended June 30, 2002 compared to the same period of 2001 partly due to lower cash and temporary cash investment balances and partly due to lower interest earnings on these investments.

Interest Charges

Interest on long-term debt and capital leases decreased 7.2% and 7.7% in the current periods compared to the same periods of 2001 primarily as a result of cost savings from lower variable interest rates on long-term debt. Other interest expense increased $2.4 million or 103.5% and $2.8 million or 40.3% in the current periods compared to the same periods of 2001 primarily as a result of an increase in interest expense for decommissioning (which is recorded as an offset to interest earnings on the decommissioning fund). Amortization of debt discount and expense decreased 34.8% and 34.2% during the current periods primarily due to accelerated amortization of $7 million and $24 million in premiums paid to the Federal Financing Bank for refinancing $89 million and $424 million in 1999 and 1998, respectively. Such amortization ended in the third and fourth quarters of 2001, respectively.


Financial Condition

Capital Requirements
--------------------

Financing for Talbot EMC and Chattahoochee EMC

In 2000, Oglethorpe began arranging for the construction of two new generating facilities to meet the load growth of certain of Oglethorpe's Members. In 2001, 30 of Oglethorpe's Members formed Talbot EMC to construct and own one of the facilities, a six-unit, 618 MW gas-fired combustion turbine facility. Four units were placed in-service in May and June 2002 and Oglethorpe is operating these units on behalf of Talbot EMC. Two additional units are expected to be in-service in summer 2003. Also in 2001, 28 of Oglethorpe's Members formed Chattahoochee EMC to construct and own the other facility, a 468 MW gas-fired combined cycle facility expected to be in-service by spring 2003.


Oglethorpe is currently providing loans to Talbot EMC and Chattahoochee EMC to fund, on an interim basis, approximately 50 percent of the cost of constructing these new generating facilities.

Oglethorpe is funding these loans under its commercial paper program, which is backed 100% by committed lines of credit. The amount of commercial paper outstanding for this purpose at June 30, 2002 was $301 million. Oglethorpe expects to have approximately $300 million of commercial paper outstanding until mid-2003 in conjunction with the interim financing of these facilities.

In connection with the construction of the facilities, Oglethorpe submitted loan applications to the Rural Utilities Service (RUS) on behalf of any entity that may ultimately own the facilities. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Financial Condition--Capital Requirements--Financing for Talbot EMC and Chattahoochee EMC" in Item 7 of Oglethorpe's 2001 Annual Report of Form 10-K. During the process of evaluating the terms proposed by RUS for providing loans to Talbot EMC and Chattahoochee EMC, Oglethorpe, the Members, Talbot EMC and Chattahoochee EMC determined that the terms of the financing would be more favorable if Oglethorpe owned the facilities and obtained the RUS financing.

Accordingly, the parties have decided to pursue a course in which Oglethorpe would acquire the two facilities from Chattahoochee EMC and Talbot EMC at such time as funding is received from RUS and other proposed conditions are satisfied. Oglethorpe is now working with RUS to process the applications so that the loans would be made to Oglethorpe rather than to Talbot EMC and Chattahoochee EMC. Oglethorpe expects that RUS will make a decision on whether to approve the loans by September 30, 2002. If approved, funding under the loans should be available by mid-2003.

Oglethorpe's proposed acquisition of the facilities would be conditioned upon implementing new arrangements among Oglethorpe and the Members, including (1) limited amendments to the Wholesale Power Contracts that do not involve any change in the payment obligations of the Members and (2) other agreements among Oglethorpe and the Members as to the future provisions of services by Oglethorpe. Oglethorpe and the Members are working toward definitive agreements regarding these proposed new arrangements, and Oglethorpe expects the new arrangements will be in final form for Member approval in the fall and, thereafter, for submission to RUS for approval.

If completed, Oglethorpe's acquisition of the facilities currently owned by Chattahoochee EMC and Talbot EMC would increase the assets and liabilities reported on Oglethorpe's balance sheet by approximately $600 million. In addition, the funding of the loans by RUS would increase the level of debt secured under the Mortgage Indenture. Since Oglethorpe's margin requirement is based on a ratio applied to interest charges incurred for debt secured under the Mortgage Indenture, the increase in debt would result in an increase in Oglethorpe's margin requirement.

While it is Oglethorpe's current expectation that these two facilities will ultimately be owned by Oglethorpe and financed by RUS, Oglethorpe cannot state with certainty that RUS will approve these loans or that the Members will agree to the proposed new arrangements. If either condition is not met, Oglethorpe will assist Talbot EMC and Chattahoochee EMC in pursuing long-term permanent financing.

Other  Planned  Financings

Oglethorpe has several debt financings planned in the near future. Oglethorpe expects to finance up to $150 million in late 2002 and/or early 2003 to fund past and future capital expenditures relating to compliance with environmental regulations. This financing will include a combination of tax-exempt and taxable debt. Oglethorpe also expects to issue approximately $122 million in tax-exempt pollution control bonds ("PCB") in two separate refinancings in the fall of 2002. The first PCB transaction will be a $92 million issue to refinance loans from CoBank and CFC totaling $92 million. These two loans were made in conjunction with the defeasance of a tax-exempt bond issue in 1997. The second transaction will be a $30 million issue to refinance PCB principal scheduled to mature on January 1, 2003. These financing plans are subject to change in the event of unanticipated changes in capital markets or business conditions.

Liquidity and Sources of Capital
--------------------------------

To meet short-term cash needs and liquidity requirements, Oglethorpe had, as of June 30, 2002, (i) approximately $202 million in cash and temporary cash investments, (ii) $91 million in other short-term investments and (iii) up to $104 million available under the following credit facilities:

=====================================================================================================
                                                       (dollars in thousands)
Committed Short-Term Credit         Authorized                Available               Expiration
Facilities                            Amount                   Amount                    Date
=====================================================================================================

Commercial Paper                     $355,000                 $54,000              September 27, 2002
    Backup

Cooperative Finance                    50,000                  50,000                August 14, 2003
    Corporation (CFC)
=====================================================================================================


Under its commercial paper program, Oglethorpe may issue commercial paper not to exceed $355 million outstanding at any one time. The commercial paper is backed 100% by committed lines of credit provided by a group of eight banks that was syndicated by Bank of America. In addition to providing commercial paper backup, this facility can be used for general working capital purposes.

Oglethorpe recently converted its $50 million uncommitted line of credit with CFC to a committed facility. This line of credit can be used for general working capital purposes.

Liquidity Requirements

Oglethorpe has liquidity requirements in three financial agreements currently in place. These agreements include the interest rate swap arrangements relating to two PCB transactions and the Rocky Mountain lease transactions. The amount of liquidity required under these agreements was $76 million as of June 30, 2002, and Oglethorpe satisfied these requirements.

Credit Rating Triggers

Oglethorpe has credit agreements and other financial and commercial contracts that contain provisions giving counterparties certain rights and options in the event of a downgrade in Oglethorpe's credit ratings below specified levels. A majority of these rating triggers require Oglethorpe to maintain at least two out of three ratings at specified levels.

The table below sets forth Oglethorpe's current ratings and the most significant rating triggers contained in Oglethorpe's agreements and contracts. To trigger these provisions, Oglethorpe's ratings must fall below the levels specified in the table. Given its current level of ratings, Oglethorpe's management does not believe that the rating triggers contained in any of its existing agreements or contracts will have a material adverse effect on its results of operations or financial condition. However, Oglethorpe's ratings reflect the views of the rating agencies and not of Oglethorpe, and therefore Oglethorpe cannot give any assurance that its ratings will be maintained at current levels for any period of time.

===========================================================================================================================
                                                  Standard & Poor's              Moody's              Fitch Ratings
===========================================================================================================================
Oglethorpe's Current Ratings
         Senior Secured Debt                              A                         A3                        A
         Senior Unsecured Debt                            A                       Baa1(1)                     A
         Short-term Debt                                 A-1                        P-2                      F-1
Ratings Triggers
   Commercial Paper Backup Line
       of Credit
         Senior Secured Debt                             BBB+                      Baa2                      BBB+
         Short-term Debt                                 A-2                        P-2                      F-2
   Interest Rate Swap
         Senior Secured Debt                             BBB-                      Baa3                Not Applicable
   Rocky Mountain Lease
         Senior Secured Debt                             BBB                       Baa2                      BBB
         Senior Unsecured Debt                           BBB-                      Baa3                      BBB-
   Morgan Stanley Power
       Marketing Agreement
         Senior Secured Debt                             BBB+                      Baa1                      BBB+
===========================================================================================================================

----------

(1)  Moody's also assigns an "Issuer Rating" of Baa1 to Oglethorpe.

At Oglethorpe's request, the agent bank for the commercial paper backup line of credit is proposing to the other lenders an elimination of both the long-term and short-term rating triggers when the facility is renewed in September 2002. Currently, a failure by Oglethorpe to maintain at least two of the three senior secured and short-term debt ratings would constitute an event of default unless waived by the banks.


Under the interest rate swap arrangements, if Oglethorpe's Standard & Poor's or Moody's ratings fall below the specified levels, the swap counterparty has the option to (1) make swap payments based on an index rather than the actual variable rate on the bonds and/or (2) cause an early termination of the swaps. In the event of a termination, either party could owe the other party a termination payment depending on the then market value of the swap position. Oglethorpe estimates that as of June 30, 2002, a termination of the swap would require Oglethorpe to make a termination payment of approximately $43 million.

Provisions in the Rocky Mountain lease transactions could require Oglethorpe to put up additional surety bonds or letters of credit in the amount of $100 million if Oglethorpe fails to maintain at least two of the required ratings. Oglethorpe could also be required to provide credit assurance up to $48 million to Morgan Stanley Capital Group under its power marketing arrangements if Oglethorpe fails to maintain at least two of the required ratings. The Morgan Stanley contract expires on March 31, 2005.

Provisions in various other loan agreements and power purchase agreements of Oglethorpe contain covenants based on credit ratings that could result in increased interest rates or additional restrictions on issuing debt, or could require Oglethorpe to give performance assurances, but would not result in acceleration of Oglethorpe's obligations or termination of the agreements. The ratings triggers in these agreements are at or below the minimum levels required by the agreements described above.

General
-------

Total assets and total equity plus liabilities as of June 30, 2002 were $4.7 billion, which was $71 million lower than the total at December 31, 2001. The decrease was due primarily to depreciation of plant, decreases in cash and temporary cash investments, and notes receivable, offset in part by additions to plant in service and construction work in progress, and increases in receivables and inventories.

Assets

Property additions for the six months ended June 30, 2002 totaled $58.1 million, primarily for purchases of nuclear fuel and for additions, replacements, and improvements to existing generation facilities.

The decrease in cash and temporary cash investments was a result of cash used in financing and investing activities, including debt principal repayments, exceeding cash provided from operations. The reduction in cash provided from operations resulted from the $48.5 million payment to LEM for arbitration settlement damages.

The increase in receivables was primarily due to the accrual of an additional $12.5 million associated with the LEM arbitration settlement and an increase in sales to Members as a result of seasonal variations. Receivables at June 30, 2002 include a total of $48.5 million associated with the settlement of the LEM arbitration that have not yet been billed to the Members but have been recorded as unbilled energy revenues.

Inventories increased primarily as a result of the seasonal buildup of coal stockpiles at Plant Scherer and Plant Wansley for the summer peak period. Forced outages, particularly at Plant Wansley, also contributed somewhat to the increase.

Prepayments and other current assets decreased primarily as a result of the amortization of prepaid insurance balances and prepaid association fees, and the reversal of regulatory assets accrued at December 31, 2001 for sick and vacation leave. This decrease was somewhat offset by an increase in prepayments made to Georgia Power Company for estimated plant operating and construction costs.

The increase in other deferred charges was primarily due to the deferral of nuclear outage costs associated with outages at Plant Vogtle Unit No. 1 and Plant Hatch Unit No. 1. Both outages began during the first quarter of 2002. Nuclear outage costs are amortized over an 18-month operating cycle for the Plant Vogtle units and a 24-month operating cycle for the Plant Hatch units.

Equity and  Liabilities

Patronage capital and membership fees and other comprehensive margin increased by $16.6 million to $384.3 million at June 30, 2001. Patronage capital and membership fees, excluding accumulated other comprehensive loss, increased by $18.7 million from $410.0 million at December 31, 2001 to $428.7 million at June 30, 2002. Accumulated other comprehensive loss increased by $2.0 million, from ($42.4 million) to ($44.4 million).

Long-term debt and capital leases due within one year increased significantly as a result of the reclassification of CoBank and CFC notes totaling $92.1 million which are due March 31, 2003. Oglethorpe management intends to refinance these obligations with long-term debt by issuing tax-exempt bonds later in 2002, but Oglethorpe has not yet entered into a firm financing agreement to do so. The remaining increase was primarily attributable to the timing of a payment made for FFB debt at December 31, 2001 rather than January 2, 2002.

Notes payable represents Oglethorpe's outstanding commercial paper used to fund, on an interim basis, a portion of the Talbot EMC and Chattahoochee EMC construction projects. The decrease in notes payable was the result of a portion of the bridge loan proceeds obtained by Talbot EMC and Chattahoochee EMC being used to pay down a portion of Oglethorpe's outstanding commercial paper. (See "Capital Requirements and Liquidity and Sources of Capital" above for a discussion regarding financing of these projects.)

The decrease in the power marketer payable was the result of a $48.5 million payment to LEM on May 24, 2002 in accordance with the arbitration settlement.

The increase in accrued interest was largely driven by interest expense accruals associated with the long-term FFB mortgage notes, and to a lesser extent, the lease of Plant Scherer Unit No. 2. At June 30, 2002 interest expense for three months of FFB debt and six months of Scherer debt was accrued, whereas no interest expense was accrued at December 31, 2001 as a result of early debt payments.

Accrued and withheld taxes increased as a result of the normal monthly accruals for property taxes, which are generally paid in the fourth quarter of the year.

The decrease in other current liabilities resulted primarily from payment of certain year-end accruals and a performance based pay accrual, and a decrease in the liability associated with natural gas cash flow hedges due to changing market values and the settlement of certain contracts.

Oglethorpe has recorded an unrealized loss related to the interest rate swap arrangements of $42.8 million, which represents the estimated payment Oglethorpe would make if the swap arrangements were terminated.

New  Accounting  Pronouncements

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement provides accounting and reporting standards for recognizing obligations related to costs associated with the retirement of long-lived assets. SFAS No. 143 requires obligations associated with the retirement of long-lived assets to be recognized at their fair value in the period in which they are incurred if a reasonable estimate of fair value can be made. The fair value of the asset retirement costs is capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense using a systematic and rational method over the assets' useful life. Any subsequent changes to the fair value of the liability due to passage of time or changes in the amount or timing of estimated cash flows is recognized as an accretion expense.

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

Forward-Looking  Statements  and  Associated  Risks

This Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding, among other items, (i) anticipated transactions by Oglethorpe and the Members and (ii) Oglethorpe's future capital requirements and sources of capital. These forward-looking statements are based largely on Oglethorpe's current expectations and are subject to a number of risks and uncertainties, some of which are beyond Oglethorpe's control. For factors that could cause actual results to differ materially from those anticipated by these forward-looking statements, see "FACTORS AFFECTING THE ELECTRIC UTILITY INDUSTRY" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Miscellaneous--Competition" in Items 1 and 7 of Oglethorpe's 2001 Annual Report on Form 10-K. In light of these risks and uncertainties, there can be no assurance that events anticipated by the forward-looking statements contained in this Quarterly Report will in fact transpire.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Oglethorpe's market risks have not changed materially from the market risks reported in Oglethorpe's 2001 Annual Report on Form 10-K.

PART II - OTHER  INFORMATION

Item 1. Legal  Proceedings.

PECO  Proceeding

As previously reported, PECO Energy Company - Power Team, now Exelon Generation Company ("Exelon"), in 1997 filed an application with the Federal Energy Regulatory Commission ("FERC") requesting FERC to compel Oglethorpe and/or GTC to provide PECO with specified transmission service. In addition, PECO sought penalties from Oglethorpe and/or GTC under the Federal Power Act. On July 23, 2002, FERC denied the request for penalties. FERC also directed Exelon to submit further information clarifying what transmission service it is now seeking.

1999 LEM Arbitration

As previously reported, in September 2001, the LG&E Parties filed motions in the United States District Court for the Northern District of Georgia seeking to vacate the court's confirmation of a 1999 arbitration award in Oglethorpe's favor affirming the validity of the LEM Agreement, to vacate the underlying award, and to take certain discovery, all based on alleged non-disclosure of information that LEM claims would have been pertinent to the arbitration. On June 17, the Court entered an order denying all relief to the LG&E Parties. The time to appeal has expired and no appeal has been filed.


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits
          Number      Description
          ------      -----------
           99.1       Certification  Pursuant  to 18  U.S.C.  1350,  as  Adopted
                      Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Thomas A. Smith (Principal Executive Officer)

           99.2 Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by J. Calvin Earwood (Principal Executive Officer)

           99.3 Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by W. Clayton Robbins (Principal Financial Officer)

           99.4 Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Mac F. Oglesby (Principal Financial Officer)

    (b)  Reports on Form 8-K

           No reports on Form 8-K were filed by Oglethorpe for the quarter ended June 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Oglethorpe Power Corporation
                                       (An Electric Membership Corporation)

Date: August 14, 2002                    By:      /s/ Thomas A. Smith
                                                  -------------------
                                                  Thomas A. Smith
                                                  President and Chief Executive
                                                  Officer

Date: August 14, 2002                             /s/ Mac F. Oglesby
                                                  -------------------
                                                  Mac F. Oglesby
                                                  Treasurer
                                                  (Principal Financial Officer)

Date: August 14, 2002                             /s/ W. Clayton Robbins
                                                  ----------------------
                                                  W. Clayton Robbins
                                                  Senior Vice President, Finance
                                                  and Administration
                                                  (Principal Financial Officer)

Date: August 14, 2002                             /s/ Mark Chesla
                                                  ---------------
                                                  Mark Chesla
                                                  Controller
                                                  (Chief Accounting Officer)