Form 10-Q
period 2002-09-30
OGLETHORPE POWER CORP
filed 2002-11-15
CIK 788816

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------


                                    FORM 10-Q
(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

                          OGLETHORPE POWER CORPORATION

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                                                                                                  Page No.
                                                                                                  --------
PART I - FINANCIAL INFORMATION

      Item 1.  Financial Statements

                 Condensed Balance Sheets as of September 30, 2002
                 (Unaudited) and December 31, 2001                                                    3

                 Condensed Statements of Revenues and Expenses
                 (Unaudited) for the Three Months and Nine Months ended
                  September 30, 2002 and 2001                                                         5

                 Condensed Statements of Patronage Capital and Membership
                 Fees and Accumulated Other Comprehensive Margin
                 (Unaudited) for the Nine Months ended
                 September 30, 2002 and 2001                                                          6

                 Condensed Statements of Cash Flows (Unaudited)
                 for the Nine Months ended September 30, 2002 and 2001                                7

                 Notes to Condensed Financial Statements                                              8

      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations                                         10

      Item 3.  Quantitative and Qualitative Disclosures About Market Risk                            18

      Item 4.  Controls and Procedures                                                               18

PART II - OTHER INFORMATION

      Item 1.  Legal Proceedings                                                                     19

      Item 6.  Exhibits and Reports on Form 8-K                                                      19


SIGNATURES AND CERTIFICATIONS                                                                        20

PART I -  FINANCIAL INFORMATION
Item 1.  Financial Statements


Oglethorpe Power Corporation
Condensed Balance Sheets
September 30, 2002 and December 31, 2001
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                     (dollars in thousands)



                                                                                                  2002                     2001
                               Assets                                                         (Unaudited)
                                                                                              --------------------------------------

Electric plant, at original cost:
  In service                                                                                   $ 5,055,088              $ 5,029,192
  Less:  Accumulated provision for depreciation                                                 (1,981,031)              (1,881,918)
                                                                                               -----------              -----------
                                                                                                 3,074,057                3,147,274

  Nuclear fuel, at amortized cost                                                                   78,397                   77,360
  Construction work in progress                                                                     60,926                   38,564
                                                                                               -----------              -----------
                                                                                                 3,213,380                3,263,198
                                                                                               -----------              -----------

Investments and funds:
  Decommissioning fund, at market                                                                  138,558                  150,668
  Deposit on Rocky Mountain transactions, at cost                                                   71,512                   68,032
  Bond, reserve and construction funds, at market                                                   26,521                   28,691
  Investment in associated organizations, at cost                                                   22,280                   22,187
  Other, at cost                                                                                       274                      731
                                                                                               -----------              -----------
                                                                                                   259,145                  270,309
                                                                                               -----------              -----------

Current assets:
  Cash and temporary cash investments, at cost                                                     164,998                  275,786
  Other short-term investments, at market                                                           93,279                   88,589
  Receivables                                                                                       99,667                   73,039
  Notes receivable                                                                                 316,000                  340,396
  Inventories, at average cost                                                                      90,972                   81,768
  Prepayments and other current assets                                                              18,028                   16,182
                                                                                               -----------              -----------
                                                                                                   782,944                  875,760
                                                                                               -----------              -----------

Deferred charges:
  Premium and loss on reacquired debt, being amortized                                             154,260                  162,690
  Deferred amortization of capital leases                                                          108,907                  107,254
  Discontinued projects, being amortized                                                             4,188                    6,463
  Deferred debt expense, being amortized                                                            15,602                   16,475
  Other                                                                                             23,749                   22,518
                                                                                               -----------              -----------
                                                                                                   306,706                  315,400
                                                                                               -----------              -----------
                                                                                               $ 4,562,175              $ 4,724,667
                                                                                               ===========              ===========


The accompanying notes are an integral part of these condensed financial statements.


Oglethorpe Power Corporation
Condensed Balance Sheets
September 30, 2002 and December 31, 2001
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                         (dollars in thousands)


                                                                                                     2002                   2001
                       Equity and Liabilities                                                     (Unaudited)
                                                                                                   ---------------------------------

Capitalization:
  Patronage capital and membership fees and accumulated
     other comprehensive margin                                                                    $  380,103             $  367,668
  Long-term debt                                                                                    2,830,534              2,929,316
  Obligation under capital leases                                                                     363,182                373,837
  Obligation under Rocky Mountain transactions                                                         71,512                 68,032
                                                                                                   ----------             ----------
                                                                                                    3,645,331              3,738,853
                                                                                                   ----------             ----------

Current liabilities:
  Long-term debt and capital leases due within one year                                               137,796                127,621
  Accounts payable                                                                                     64,494                 79,859
  Notes payable                                                                                       303,243                353,680
  Power marketer payable                                                                                    -                 36,000
  Accrued interest                                                                                     20,001                  7,793
  Accrued and withheld taxes                                                                           19,510                    678
  Other current liabilities                                                                             5,097                 15,783
                                                                                                   ----------             ----------
                                                                                                      550,141                621,414
                                                                                                   ----------             ----------

Deferred credits and other liabilities:
  Gain on sale of plant, being amortized                                                               49,002                 50,858
  Net benefit of sale of income tax benefits, being amortized                                               -                  2,002
  Net benefit of Rocky Mountain transactions, being amortized                                          77,244                 79,633
  Decommissioning reserve                                                                             162,324                174,506
  Interest rate swap arrangements                                                                      58,399                 36,859
  Other                                                                                                19,734                 20,542
                                                                                                   ----------             ----------
                                                                                                      366,703                364,400
                                                                                                   ----------             ----------
                                                                                                   $4,562,175             $4,724,667
                                                                                                   ==========             ==========

The accompanying notes are an integral part of these condensed financial statements.


Oglethorpe Power Corporation
Condensed Statements of Revenues and Expenses (Unaudited)
For the Three and Nine Months Ended September 30, 2002 and 2001
------------------------------------------------------------------------------------------------------------------------------------
                                                                                          (dollars in thousands)



                                                                                Three Months                  Nine Months
                                                                       -------------------------------------------------------------
                                                                             2002           2001               2002          2001
                                                                       ----------------------------       --------------------------
Operating revenues:
   Sales to Members                                                       $ 315,446       $ 301,765       $ 866,197       $ 856,842
   Sales to non-Members                                                      10,260          17,815          26,914          49,256
                                                                          ---------       ---------       ---------       ---------
    Total operating revenues                                                325,706         319,580         893,111         906,098
                                                                          ---------       ---------       ---------       ---------

Operating expenses:
  Fuel                                                                       70,511          65,396         169,743         170,220
  Production                                                                 55,743          52,566         167,587         158,638
  Purchased power                                                           109,795         122,934         287,357         316,207
  Depreciation and amortization                                              32,588          33,368          97,596         100,018
                                                                          ---------       ---------       ---------       ---------
    Total operating expenses                                                268,637         274,264         722,283         745,083
                                                                          ---------       ---------       ---------       ---------
Operating margin                                                             57,069          45,316         170,828         161,015
                                                                          ---------       ---------       ---------       ---------

Other income (expense):
  Investment income                                                           3,488           9,730          20,453          28,038
  Amortization of deferred gains                                                619             619           1,856           1,856
  Amortization of net benefit of sale of income tax benefits                    796           2,799           4,391           8,396
  Allowance for equity funds used during construction                            94              31             336              99
  Other                                                                         705           1,419           1,970           3,230
                                                                          ---------       ---------       ---------       ---------
    Total other income                                                        5,702          14,598          29,006          41,619
                                                                          ---------       ---------       ---------       ---------

Interest charges:
  Interest on long-term debt and capital leases                              51,567          55,057         154,700         166,767
  Other interest                                                                981           4,701          10,869          11,746
  Allowance for debt funds used during construction                            (592)           (362)         (2,340)         (1,269)
  Amortization of debt discount and expense                                   3,444           4,549          10,556          15,349
                                                                          ---------       ---------       ---------       ---------
    Net interest charges                                                     55,400          63,945         173,785         192,593
                                                                          ---------       ---------       ---------       ---------
Net margin                                                                $   7,371       ($  4,031)      $  26,049       $  10,041
                                                                          =========       =========       =========       =========


The accompanying notes are an integral part of these condensed financial statements.


Oglethorpe Power Corporation
Condensed Statements of Patronage Capital and Membership Fees
and Accumulated Other Comprehensive Margin (Unaudited)
For the Nine Months Ended September 30, 2002 and 2001
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                 (dollars in thousands)






                                                                                         Patronage      Accumulated
                                                                                        Capital and        Other
                                                                                        Membership      Comprehensive
                                                                                           Fees         Margin (Loss)       Total
                                                                                      ----------------------------------------------


Balance at December 31, 2000                                                            $ 391,611        $   1,071        $ 392,682
Components of comprehensive margin:
   Net margin                                                                              10,041                            10,041
   Cumulative effect of accounting change to record unrealized
        loss on interest rate swap arrangements as of January 1, 2001                                      (33,515)         (33,515)
   Unrealized loss on interest rate swap arrangements                                                      (12,533)         (12,533)
   Unrealized loss on financial gas hedges                                                                  (7,053)          (7,053)
   Unrealized gain on available-for-sale securities                                                          2,172            2,172
                                                                                                                          ----------
Total comprehensive margin (loss)                                                                                           (40,888)
                                                                                                                          ----------

------------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2001                                                           $ 401,652        ($ 49,858)       $ 351,794
====================================================================================================================================





Balance at December 31, 2001                                                            $ 410,029        ($ 42,361)       $ 367,668
Components of comprehensive margin:
   Net margin                                                                              26,049                            26,049
   Unrealized loss on interest rate swap arrangements                                                      (21,540)         (21,540)
   Unrealized gain on financial gas hedges                                                                   7,448            7,448
   Unrealized gain on available-for-sale securities                                                            478              478
                                                                                                                          ----------
Total comprehensive margin                                                                                                   12,435
                                                                                                                          ----------

------------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2002                                                           $ 436,078        ($ 55,975)       $ 380,103
====================================================================================================================================

The accompanying notes are an integral part of these condensed financial statements.


Oglethorpe Power Corporation
Condensed Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2002 and 2001
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                            (dollars in thousands)

                                                                                                           2002              2001
                                                                                                         ---------------------------
Cash flows from operating activities:
   Net margin                                                                                            $  26,049        $  10,041
                                                                                                         ---------        ---------
   Adjustments to reconcile net margin to net cash
      provided by operating activities:
        Depreciation and amortization, including nuclear fuel                                              137,730          145,808
        Allowance for equity funds used during construction                                                   (336)             (99)
        Amortization of deferred gains                                                                      (1,856)          (1,856)
        Amortization of net benefit of sale of income tax benefits                                          (4,391)          (8,396)
        Gain on sale of generation equipment                                                                     -             (223)
        Other                                                                                                2,043            6,678

   Change in operating assets and liabilities:
        Receivables                                                                                        (26,628)          39,561
        Notes receivable                                                                                       139              (68)
        Inventories                                                                                         (9,204)           2,775
        Prepayments and other current assets                                                                (1,846)          (7,393)
        Accounts payable                                                                                   (15,365)          (6,793)
        Accrued interest                                                                                    12,208          (12,291)
        Accrued and withheld taxes                                                                          18,832           19,085
        Power marketer reserve                                                                             (36,000)               -
        Other current liabilities                                                                           (3,235)         (20,782)
        Deferred nuclear outage costs                                                                      (19,846)         (12,569)
                                                                                                         ---------        ---------
          Total adjustments                                                                                 52,245          143,437
                                                                                                         ---------        ---------
       Net cash provided by operating activities                                                            78,294          153,478
                                                                                                         ---------        ---------

Cash flows from investing activities:
     Property additions                                                                                    (72,849)         (43,636)
     Net proceeds from bond, reserve and construction funds                                                  1,819            1,092
     Increase in investment in associated organizations                                                        (93)          (1,097)
     Increase in other short-term investments                                                               (3,862)          (5,034)
     Increase in decommissioning fund                                                                       (2,341)          (5,279)
     Other-generation equipment deposits                                                                         -          (16,781)
     Proceeds from sale of generation equipment                                                                  -           26,204
                                                                                                         ---------        ---------
       Net cash used in investing activities                                                               (77,326)         (44,531)
                                                                                                         ---------        ---------

Cash flows from financing activities:
     Long-term debt proceeds, net                                                                            3,277            2,869
     Long-term debt payments                                                                               (88,853)         (83,202)
     (Decrease) increase in notes payable                                                                  (50,437)         179,746
     Decrease (increase) in notes receivable under interim financing agreement                              24,257         (212,984)
     Retirement of patronage capital                                                                             -                -
                                                                                                         ---------        ---------
       Net cash used in financing activities                                                              (111,756)        (113,571)
                                                                                                         ---------        ---------
Net decrease in cash and temporary cash investments                                                       (110,788)          (4,624)
Cash and temporary cash investments at beginning of period                                                 275,786          330,622
                                                                                                         ---------        ---------
Cash and temporary cash investments at end of period                                                     $ 164,998        $ 325,998
                                                                                                         =========        =========

Cash paid for:
     Interest (net of amounts capitalized)                                                               $ 148,041        $ 178,391
     Income taxes                                                                                                -                -

The accompanying notes are an integral part of these condensed financial statements.

                          Oglethorpe Power Corporation
                     Notes to Condensed Financial Statements
                           September 30, 2002 and 2001


(A) The condensed financial statements included in this report have been prepared by Oglethorpe Power Corporation (Oglethorpe), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the information furnished in this report reflects all adjustments (which include only normal recurring adjustments) and estimates necessary to present fairly, in all material respects, the results for the periods ended September 30, 2002 and 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although Oglethorpe believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Oglethorpe's latest Annual Report on Form 10-K, as filed with the SEC. Certain amounts for 2001 have been reclassified to conform with the current period presentation. The results of operations for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of results to be expected for the full year.

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

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" (SFAS No. 4), which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -

     Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," which requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations, will now be applied. SFAS No. 71 permits Oglethorpe to record gains and losses from early extinguishment of debt as regulatory assets and regulatory liabilities. Oglethorpe anticipates that any future gains and losses from early extinguishment of debt will be recorded as regulatory assets and regulatory liabilities. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities"(SFAS No.146), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring" (EITF 94-3). The principal difference between SFAS No. 146 and EITF 94-3 relates to SFAS No. 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 93-4, a liability for an exit cost as generally defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. Oglethorpe is required to adopt SFAS No. 146 effective January 1, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the Three Months and Nine Months Ended September 30, 2002 and 2001
----------------------------------------------------------------------

Net Margin

Oglethorpe's net margin (loss) for the three months and nine months ended September 30, 2002 was $7.4 million and $26.0 million compared to ($4.0) million and $10.0 million for the same periods of 2001. As a result of lower than budgeted fixed production expenses and lower interest costs during the first nine months of 2001, Oglethorpe's Board of Directors approved reductions to budgeted expenses resulting in reduced Member capacity revenues, including a reduction that was recorded in the third quarter of 2001 as an $18.3 million reduction in Sales to Members.

Net margin for the first nine months of 2002 is greater than the expected annual margin requirement under Oglethorpe's Indenture, dated as of March 1, 1997, from Oglethorpe to SunTrust Bank, as trustee (the "Mortgage Indenture"). The rate schedule to Oglethorpe's Wholesale Power Contracts provides for budget adjustments from time to time throughout the year. Oglethorpe's management is currently evaluating several possible budget adjustments that would reduce budgeted expenses and/or accelerate write-offs for certain assets or deferred charges, which would be designed with a view to Oglethorpe achieving a Margins for Interest Ratio of at least 1.10 for 2002.


Operating Revenues

Oglethorpe's operating revenues fluctuate from period to period based on factors including weather and other seasonal factors, growth in the service territories of Oglethorpe's 39 retail electric distribution cooperative members (the Members), operating costs, availability of electric generation resources, and Oglethorpe's decisions of whether to dispatch its owned or purchased resources or Member-owned resources over which it has dispatch rights. Oglethorpe's operating revenues are affected by Members' decisions of whether to purchase a portion of their growth requirements from Oglethorpe or from other suppliers and whether to schedule separately their resources. A large number of Members have now elected to schedule separately their percentage capacity responsibilities (their pro-rata shares) in Oglethorpe resources to serve their retail and wholesale customers, although approximately half of the elections were not effective until June 1, 2002. (See "OGLETHORPE POWER CORPORATION--Wholesale Power Contracts" in Item 1 of Oglethorpe's 2001 Annual Report on Form 10-K.) As more and more Members have elected to become scheduling Members, the scheduling choices of these Members are having a greater impact on Oglethorpe's energy sales. Oglethorpe and the Members are evaluating proposed new arrangements between Oglethorpe and the Members that could affect the amount of energy
Oglethorpe supplies to its Members in the future. (See "Proposed New Arrangements Among Oglethorpe and its Members" in Item 5 of Oglethorpe's Current Report on Form 8-K dated October 16, 2002.)

Revenues from sales to the Members for the three-month and nine-month periods ended September 30, 2002 were 4.5% and 1.1% higher than such revenues for the same periods of 2001. Megawatt-hour (MWh) sales to Members increased 3.4% and

1.5% in the current periods compared to the same periods of 2001. The increase in MWh sales to Members in the current quarter was primarily due to an increase in sales to scheduling Members. For the nine-month period ended September 30, 2002, the increase resulted from higher sales to both scheduling Members and from higher sales to Members who participate in Oglethorpe's capacity and energy pool. The average revenue per MWh from sales to Members increased 1.1% for the third quarter and decreased 0.4% year-to-date compared to the same periods of 2001.

The components of Member revenues for the three months and nine months ended September 30, 2002 and 2001 were as follows:

                              Three Months                    Nine Months
                          Ended September 30,            Ended September 30,
                          -------------------            -------------------
                          2002           2001           2002           2001
                          ----           ----           ----           ----
                                        (dollars in thousands)

Capacity revenues       $149,800       $145,371       $449,067       $446,747
Energy revenues          165,646        156,394        417,130        410,095
                        --------       --------       --------       --------
Total                   $315,446       $301,765       $866,197       $856,842
                        ========       ========       ========       ========

Capacity revenues from Members for the three months and nine months ended September 30, 2002 increased 3.1% and 0.5% compared to the same periods of 2001. The increase in capacity revenues for the third quarter was primarily due to higher net margin for the current periods compared to the same periods of 2001, which was due to the timing of the budget reduction in 2001. Energy revenues were 5.9% and 1.7% higher for the three-month and nine-month periods of 2002 compared to the same periods of 2001. The increase in energy revenues for the third quarter of 2002 was primarily due to the increase in the volume of MWhs sold to Members. Oglethorpe's average energy revenue per MWh from sales to Members was 2.4% higher in the current quarter and 0.2% higher year-to-date compared to the same periods of 2001.

Sales to non-Members were from energy sales to power companies and from energy sales to LG&E Energy Marketing Inc. (LEM) and Morgan Stanley Capital Group Inc. (Morgan Stanley) under their power marketer arrangements with Oglethorpe. The following table summarizes the sources of non-Member revenues for the three months and nine months ended September 30, 2002 and 2001:




                                       Three Months             Nine Months
                                   Ended September 30,      Ended September 30,
                                   -------------------      -------------------
                                   2002           2001      2002           2001
                                   ----           ----      ----           ----
                                               (dollars in thousands)
Sales to power companies         $ 9,661        $17,803    $25,977       $45,757
Sales to LEM and Morgan Stanley      599             12        937         3,499
                                 -------        -------    -------       -------
Total                            $10,260        $17,815    $26,914       $49,256
                                 =======        =======    =======       =======

Sales to power companies represent sales made directly by Oglethorpe. Oglethorpe sells for its own account any energy available from the portion of its resources dedicated to Morgan Stanley that is not scheduled by Morgan Stanley pursuant to the power marketer arrangement. Scheduling Members are entitled to schedule energy available from their percentage capacity responsibilities for both retail sales and for resale in the wholesale market. More of the Members were scheduling Members in the first nine months of 2002 than in the first nine months of 2001, resulting in less energy being available to Oglethorpe to sell directly to non-Members.

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

Operating Expenses

Operating expenses for the three-month and nine-month periods ended September 30, 2002 were 2.1% and 3.1% lower compared to the same periods of 2001. The decrease during the third quarter of 2002 compared to the same period of 2001 was primarily due to lower purchased power costs, offset somewhat by higher fuel costs. The decrease in operating expenses year-to-date is primarily due to lower purchased power costs offset somewhat by higher production costs.

For the current three-month period compared to the same period of 2001 total fuel costs increased 7.8% primarily as a result of a 6.1% increase in total generation. Nuclear generation was 5.4% higher, fossil generation was 5.0% higher and gas-fired combustion turbine generation was 67.4% higher in the current period as compared to the same period of 2001. Gas-fired generation accounted for 3.0% of total generation during the third quarter of 2002. The increase in gas-fired generation, with its higher average fuel cost compared to nuclear and fossil generation, yielded a 1.6% increase in total average fuel cost.

Purchased power costs decreased 10.7% and 9.1% for the three-month and nine-month periods of 2002 compared to the same periods of 2001. Purchased MWhs decreased 2.3% and 5.3% in the current three-month and nine-month periods of 2002 compared to the same periods of 2001. The average cost per MWh of total purchased power decreased 8.6% and 4.0% in the current periods of 2002 compared to the same periods of 2001. Purchased power costs were as follows:



                                Three Months                  Nine Months
                            Ended September 30,            Ended September 30,
                            -------------------            -------------------
                            2002           2001            2002           2001
                            ----           ----            ----           ----
                                          (dollars in thousands)

Capacity costs            $ 17,226       $ 26,009        $ 57,324       $ 68,472
Energy costs                92,569         96,925         230,033        247,735
                          --------       --------        --------       --------
     Total                $109,795       $122,934        $287,357       $316,207
                          ========       ========        ========       ========


Purchased power capacity costs decreased 33.8% and 16.3% for the current periods as compared to the same periods of 2001. The decreases in purchased power capacity costs resulted from the termination of capacity payments under two power purchase agreements that ended in August 2001 and May 2002, respectively. Purchased power energy costs for the three-month and nine-month periods ended September 30, 2002 were 4.5% and 7.2% lower compared to the same periods of 2001. The decreases resulted partly from lower volume of purchased MWhs and partly from lower average energy cost per MWh. The average cost of purchased power energy for the three months and nine months ended September 30, 2002 was 2.2% and 1.9% lower compared to the same periods of 2001 due to lower prices in the wholesale electricity markets.

Production costs increased 5.6% for the nine-month period ended September 30, 2002 compared to the same period of 2001. The higher production costs in 2002 resulted primarily from higher operation and maintenance (O&M) costs. The higher O&M costs resulted partly from a forced outage and diesel generator repairs at Plant Hatch during the first quarter of 2002, partly from increased security costs at Plants Vogtle and Hatch related to the events of September 11, 2001, partly from one-time costs incurred due to the Southern Nuclear Operating Company engineering reorganization efforts and partly from forced outages at Plants Scherer and Wansley.

Other Income

For the three-month and nine-month periods ended September 30, 2002, the amortization of net benefit of sale of income tax benefits decreased due to the amortization of the safe harbor lease ending in March 2002. Investment income decreased 64.2% and 27.1% in the current periods compared to the same periods of 2001 partly due to lower cash and temporary cash investment balances and partly due to lower interest earnings on these investments.

Interest Charges

Interest on long-term debt and capital leases decreased 6.3% and 7.2% in the current periods compared to the same periods of 2001 primarily as a result of cost savings from lower variable interest rates on long-term debt. Other interest expense decreased $3.7 million or 79.1% in the current quarter compared to the same period of 2001 primarily as a result of a decrease in interest expense for decommissioning (which is recorded as an offset to interest earnings on the decommissioning fund). Amortization of debt discount and expense decreased 24.3% and 31.2% during the current periods primarily due to accelerated amortization of $7 million and $24 million in premiums paid to the Federal Financing Bank for refinancing $89 million and $424 million in 1999 and 1998, respectively. Such amortization ended in the third and fourth quarters of 2001, respectively.

Financial Condition

Capital Requirements and Liquidity and Sources of Capital
---------------------------------------------------------

Financing for Talbot EMC and Chattahoochee EMC

Oglethorpe submitted loan applications to the Rural Utilities Service ("RUS") to provide permanent financing for a six-unit, 618 MW gas-fired combustion turbine project (currently owned by Talbot EMC) and a 468 MW gas-fired combined cycle project (currently owned by Chattahoochee EMC). The loan applications initially were submitted on behalf of either Oglethorpe or related entities that might ultimately own the facilities. During the process of evaluating the terms proposed by RUS for providing these loans to Talbot EMC and Chattahoochee EMC, it was determined that the terms of the financing would be more favorable if Oglethorpe owned the facilities and obtained the RUS financing. On September 19, 2002, RUS issued two RUS-guaranteed loan commitments totaling approximately $589 million to Oglethorpe for these generating facilities. Concurrently with the funding of these loans, which is currently expected to occur by June 30, 2003, it is proposed that Oglethorpe would acquire the two generating facilities from Talbot EMC and Chattahoochee EMC provided certain conditions are met. (See "Proposed New Arrangements Among Oglethorpe and its Members" in Item 5 of Oglethorpe's Current Report on Form 8-K dated October 16, 2002.)

Oglethorpe is currently providing interim loans to Talbot EMC and Chattahoochee EMC to fund approximately fifty percent of the cost of these generating facilities. Oglethorpe is funding these loans through the issuance of commercial paper. As of November 1, 2002, approximately $296 million in commercial paper was outstanding, all of which was for this purpose. Oglethorpe expects to have up to approximately $300 million of commercial paper outstanding for this purpose until the funding of the RUS loans. The remaining fifty percent of the cost of these generating facilities is being funded under two bridge loans from third parties. For a discussion of the bridge loans and Oglethorpe's guarantee of the bridge loan to Chattahoochee EMC and other contingent liabilities in connection with the Talbot and Chattahoochee generating facilities, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Financial Condition - Capital Requirements" in Item 7 of Oglethorpe's Annual Report on Form 10-K for the year ended December 31, 2001. The proceeds from the RUS loans will first be used to repay the bridge loans and then to retire Oglethorpe's outstanding commercial paper.

Liquidity

On September 25, 2002, Oglethorpe renewed its existing committed lines of credit available for working capital and as support for Oglethorpe's commercial paper program at a level of $320 million, with an expiration date of September 24, 2003. This credit facility is structured such that the commitment amount is reduced to $290 million upon the earlier to occur of (i) June 30, 2003 or (ii) receipt by Oglethorpe of funds totaling $350 million under the RUS loans for the Talbot and Chattahoochee generating facilities. If the committed amount is reduced before funding of the RUS loans, Oglethorpe would use its cash or another line of credit to fund the difference between the amount of the outstanding loans to Talbot EMC and Chattahoochee EMC and the reduced availability of commercial paper. Currently, all of the commercial paper outstanding relates to the funding of these generating facilities.

Oglethorpe has a $50 million committed line of credit with the National Rural Utilities Cooperative Finance Corporation ("CFC") that can be used for general working capital purposes. No amounts are currently outstanding under this facility. CFC also is a $40 million participant in Oglethorpe's $320 million working capital credit facility that serves as backup for its commercial paper program. In conjunction with CFC's participation in the commercial paper backup facility, Oglethorpe entered into a pledge agreement with CFC under which Oglethorpe invested $50 million of its general funds in CFC commercial paper and pledged that investment as collateral for the working capital line of credit with CFC. By its terms, the pledge agreement terminated on October 23, 2002 when Oglethorpe repaid a $46,065,000 medium-term loan with CFC as discussed below.


Other  Financings

On October 23, 2002, Oglethorpe issued $71,990,000 of Series 2002A and $20,000,000 of Series 2002B tax-exempt pollution control revenue bonds (PCBs) through the Development Authority of Burke County. The bonds bear interest at rates that are re-set every 35 days in an auction process. Oglethorpe's obligations relating to the bonds are secured under the Mortgage Indenture. The bond proceeds were used to prepay a $46,065,000 medium-term loan with CoBank and another $46,065,000 medium-term loan with CFC. The two medium-term loans were set to mature on March 31, 2003.

Oglethorpe has two debt financings planned in the near future. In December 2002, Oglethorpe expects to issue, through Georgia development authorities, approximately $40 million of tax-exempt PCBs. The $40 million would include $30,075,000 to refinance a like amount of tax-exempt bonds that mature on January 1, 2003, and approximately $10 million to fund capital expenditures previously made or to be made in complying with environmental regulations at Plant Hatch. In addition, Oglethorpe expects to issue up to $125 million in taxable debt in early 2003 to fund capital expenditures previously made or to be made in complying with environmental regulations at several of its generating plants. The debt issued in both of these financings would be secured under the Mortgage Indenture.

General
-------

Total assets and total equity plus liabilities as of September 30, 2002 were $4.6 billion, which was $162 million lower than the total at December 31, 2001. The decrease was due primarily to depreciation of plant, decreases in cash and temporary cash investments, and notes receivable, offset in part by additions to plant in service and construction work in progress, and increases in receivables and inventories.

Assets

Property  additions  for the nine months ended  September 30, 2002 totaled $72.8
million,   primarily   for   purchases  of  nuclear  fuel  and  for   additions,
replacements, and improvements to existing generation facilities.

The decrease in cash and temporary cash investments was a result of cash used in financing and investing activities (including debt principal repayments) exceeding cash provided from operations. The reduction in cash provided from operations resulted from the $48.5 million payment to LEM for arbitration settlement damages.

The increase in receivables was due in part to the accrual of an additional $12.5 million associated with the LEM arbitration settlement. In addition, receivables at December 31, 2001 included a credit for Board approved budget reductions that reduced 2001 Member revenues due. Receivables at September 30, 2002 include a total of $48.5 million associated with the settlement of the LEM arbitration that have not yet been billed to the Members but have been recorded as unbilled energy revenues.

Inventories increased primarily as a result of the buildup of coal stockpiles at Plant Scherer and Plant Wansley which were at the lower end of the targeted days of supply at December 31, 2001.

Prepayments and other current assets increased primarily as a result of prepayments made to Georgia Power Company for estimated plant operating and construction costs. This increase was somewhat offset by the amortization of prepaid insurance balances and prepaid association fees.

The increase in other deferred charges was primarily due to the deferral of nuclear outage costs associated with outages at Plant Vogtle Unit No. 1 and Plant Hatch Unit No. 1. Both outages began during the first quarter of 2002. Nuclear outage costs are amortized over an 18-month operating cycle for the Plant Vogtle units and a 24-month operating cycle for the Plant Hatch units.

Equity and Liabilities

Patronage capital and membership fees and other comprehensive margin increased by $12.4 million to $380.1 million at September 30, 2002. Patronage capital and membership fees, excluding accumulated other comprehensive loss, increased by $26.1 million from $410.0 million at December 31, 2001 to $436.1 million at September 30, 2002. Accumulated other comprehensive loss increased by $13.6 million, from ($42.4 million) to ($56.0 million).

The decrease in accounts payable was primarily attributable to payment by Oglethorpe of amounts that were due to Georgia Transmission Corporation (GTC) as of December 31, 2001 for amounts billed to the Members on GTC's behalf and collected by Oglethorpe, and amounts accrued at year-end for progress payments associated with the construction of the Talbot EMC facility. Since January 2002, the Members have remitted amounts billed on GTC's behalf directly to GTC.

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

The increase in accrued interest was largely driven by the interest expense accrual associated with the lease of Plant Scherer Unit No. 2, which is paid semi-annually. At September 30, 2002 interest expense for three months of Scherer debt was accrued, whereas no interest expense was accrued at December 31, 2001 as a result of the payment made (as due) on that date.

Accrued and withheld taxes increased as a result of the normal monthly accruals for property taxes, which are generally paid in the fourth quarter of the year.

The decrease in other current liabilities resulted primarily from payment of certain year-end accruals and a performance based pay accrual, and a decrease in the liability associated with natural gas cash flow hedges due to the settlement of certain contracts and changing market values. Somewhat offsetting this decrease was an increase in accrued operating and maintenance expenses for Plant Doyle.

Oglethorpe has recorded an unrealized loss related to the interest rate swap arrangements of $58.4 million, which represents the estimated payment Oglethorpe would make if the swap arrangements were terminated.

New Accounting Pronouncements

For a discussion of New Accounting Pronouncements see Note B of Notes to Condensed Financial Statements.

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

Item 4.  Controls and Procedures

Within 90 days prior to the filing date of this report, Oglethorpe carried out an evaluation, under the supervision and with the participation of its management, including its President and Chief Executive Officer and Vice President, Finance, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the President and Chief Executive Officer and the Vice President, Finance concluded that Oglethorpe's disclosure controls and procedures are effective to ensure that information required to be disclosed by Oglethorpe in the reports that Oglethorpe files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods required by the Securities Exchange Act and the rules thereunder.

No significant changes occurred in Oglethorpe's internal controls or in other factors that could significantly affect its internal controls since the date of its evaluation. Oglethorpe has not found any significant deficiencies or material weaknesses in these controls which require any corrective actions since the date of Oglethorpe's evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

PECO Proceeding

As previously reported, PECO Energy Company - Power Team, now Exelon Generation Company ("Exelon"), in 1997 filed an application with the Federal Energy Regulatory Commission ("FERC") requesting FERC to compel Oglethorpe and/or GTC to provide PECO with specified transmission service. In addition, PECO sought penalties from Oglethorpe and/or GTC under the Federal Power Act. On July 23, 2002, FERC denied the request for penalties. Exelon subsequently withdrew its application with FERC.

Environmental Claims

As is typical for electric utilities, Oglethorpe is subject to various federal, state and local air and water quality requirements which, among other things, regulate emissions of pollutants, such as particulate matter, sulfur dioxide and nitrogen oxides into the air and discharges of other pollutants, including heat, into waters of the United States. See "FACTORS AFFECTING THE ELECTRIC UTILITY INDUSTRY--Environmental and Other Regulation" in Item 1 of Oglethorpe's 2001 Annual Report on Form 10-K. Oglethorpe, or generating facilities in which Oglethorpe has an interest, are also subject, from time to time, to claims relating to emissions of pollutants, including actions by citizens to enforce environmental regulations and claims for personal injury due to emissions from the facilities. Oglethorpe cannot predict the outcome of current or future actions, the responsibility of Oglethorpe for a share of any damages awarded or any impact on facility operations. Oglethorpe, however, does not believe that the current actions will have a material adverse effect on the financial position or results of operations of Oglethorpe.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

         Number       Description
         ------       -----------
           99.1     Certification   Pursuant  to  18  U.S.C.  1350,  as  Adopted
                    Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Thomas A. Smith (Principal Executive Officer)

           99.2     Certification   Pursuant  to  18  U.S.C.  1350,  as  Adopted
                    Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Anne F. Appleby (Principal Financial Officer)

     (b)  Reports on Form 8-K

          Oglethorpe filed a Current Report on Form 8-K on October 16, 2002, containing disclosure under Item 5, Other Events and Regulation FD Disclosure and Item 7, Financial Statements and Exhibits, regarding recent developments relating to Oglethorpe and financial and statistical information about the Members, in connection with Oglethorpe's offering of the Burke Series 2002A and 2002B PCBs.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Oglethorpe Power Corporation
                                           (An Electric Membership Corporation)

Date: November 14, 2002           By:      /s/ Thomas A. Smith
                                           ---------------------------
                                           Thomas A. Smith
                                           President and Chief Executive Officer

Date: November 14, 2002                    /s/ Mark Chesla
                                           ---------------------------
                                           Mark Chesla
                                           Controller
                                           (Chief Accounting Officer)

                                 CERTIFICATIONS

I, Thomas A. Smith, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Oglethorpe Power Corporation (An Electric Membership Corporation);

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Thomas A. Smith
-------------------
Thomas A. Smith
President and Chief Executive Officer

I, Anne F. Appleby, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Oglethorpe Power Corporation (An Electric Membership Corporation);

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Anne F. Appleby
-------------------
Anne F. Appleby
Vice President, Finance
(Principal Financial Officer)