Form 10-K
period 2002-12-31
OGLETHORPE POWER CORP
filed 2003-03-28
CIK 788816

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

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

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2).   Yes        No X
                                          -----     -----

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. None

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The Registrant is a membership corporation and has no authorized or outstanding equity securities.

     Documents Incorporated by Reference: None

================================================================================

                          OGLETHORPE POWER CORPORATION
                          2002 FORM 10-K ANNUAL REPORT
                                Table of Contents

ITEM                                                                              Page
----                                                                              ----
                                     PART I
 1   Business ..................................................................    1
       Oglethorpe Power Corporation.............................................    1
       Oglethorpe's Power Supply Resources......................................    8
       The Members and Their Power Supply Resources.............................   12
       Factors Affecting the Electric Utility Industry..........................   17

 2   Properties.................................................................   23

 3   Legal Proceedings..........................................................   29
 4   Submission of Matters to a Vote of Security Holders........................   29

                                     PART II
 5   Market for Registrant's Common Equity and Related Stockholder Matters......   30
 6   Selected Financial Data....................................................   30
 7   Management's Discussion and Analysis of Financial Condition and Results
     of Operations..............................................................   31
7A   Quantitative and Qualitative Disclosures About Market Risk.................   46

 8   Financial Statements and Supplementary Data................................   51

 9   Changes in and Disagreements with Accountants on Accounting
     and Financial Disclosure...................................................   73

                                    PART III
10   Directors and Executive Officers of the Registrant.........................   73
11   Executive Compensation.....................................................   77
12   Security Ownership of Certain Beneficial Owners and Management.............   79
13   Certain Relationships and Related Transactions.............................   79
14   Controls and Procedures....................................................   79

                                     PART IV
15   Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........   80

                              SELECTED DEFINITIONS

The following terms used in this report have the meanings indicated below:

Term                Meaning
----                -------

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

                                     PART I


ITEM 1. BUSINESS

                          OGLETHORPE POWER CORPORATION

General

     Oglethorpe Power Corporation (An Electric Membership Corporation) ("Oglethorpe") is a Georgia electric membership corporation incorporated in 1974 and headquartered in metropolitan Atlanta. Oglethorpe is owned by 39 retail electric distribution cooperative members (the "Members"). Oglethorpe's principal business is providing wholesale electric power to the Members. As with cooperatives generally, Oglethorpe operates on a not-for-profit basis. Oglethorpe is the largest electric cooperative in the United States in terms of operating revenues, assets, kilowatt-hour ("kWh") sales and, through the Members, consumers served. Oglethorpe has 173 employees.

     The Members are local consumer-owned distribution cooperatives providing retail electric service on a not-for-profit basis. In general, the customer base of the Members consists of residential, commercial and industrial consumers within specific geographic areas. The Members serve approximately 1.5 million electric consumers (meters) representing approximately 3.7 million people. (See "THE MEMBERS AND THEIR POWER SUPPLY RESOURCES.")

     In the second quarter of 2003, Oglethorpe expects to acquire two gas-fired generation facilities (aggregating approximately 1086 MW) utilizing $589 million from loans guaranteed by the Rural Utilities Service (the "RUS"). In connection with the acquisition, Oglethorpe also would enter into limited amendments to its existing Amended and Restated Wholesale Power Contracts with each of the Members (the "Wholesale Power Contracts") and other agreements with its Members regarding the services provided by Oglethorpe. (See "Expected Facilities Acquisitions, RUS Loans and Other New Arrangements.")

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

     All cooperatives are based on similar business principles and legal foundations. Generally, an electric cooperative designs its rates to recover its cost-of-service and to collect a reasonable amount of revenues in excess of expenses, which constitutes margins. The margins increase patronage capital, which is the equity component of a cooperative's capitalization. Any such margins are considered capital contributions (that is, equity) from the members and are held for the accounts of the members and returned to them when the board of directors of the cooperative deems it prudent to do so. The timing and amount of any actual return of capital to the members depends on the financial goals of the cooperative and the cooperative's loan and security agreements.

Power Supply Business

     Oglethorpe provides wholesale electric service to the 39 Members for a substantial portion of their requirements from a combination of its generation assets and power purchased from power marketers and other suppliers. Oglethorpe provides this service pursuant to long-term, take-or-pay Wholesale Power Contracts described below. The Wholesale Power Contracts obligate the Members on a joint and several basis to pay rates sufficient to recover all the costs of owning and operating Oglethorpe's power supply business. Pursuant to the Wholesale Power Contracts, the Members may satisfy all or a portion of their requirements above their Oglethorpe purchase obligations with purchases from other suppliers. Because many Members have exercised this option and other

Members are analyzing this option, Oglethorpe is not currently engaged in long-term resource procurement for any Member other than in connection with the anticipated acquisition of the two generation facilities described above. (See "THE MEMBERS AND THEIR POWER SUPPLY RESOURCES--Member Power Supply Resources.")

     Oglethorpe has undivided interests in seventeen generating units. These units provide Oglethorpe with a total of 3,658 megawatts ("MW") of nameplate capacity, consisting of 1,501 MW of coal-fired capacity, 1,185 MW of nuclear-fueled capacity, 632 MW of pumped storage hydroelectric capacity, 325 MW of gas-fired combustion turbine capacity and 15 MW of oil-fired combustion turbine capacity.

     Oglethorpe purchases a total of approximately 550 MW of power pursuant to long-term power purchase agreements. Oglethorpe also has arrangements with two power marketers to supply power to Oglethorpe in amounts that are based on growth in the Members' requirements, representing about 30% of Oglethorpe's power supply capability in 2003. These power marketer arrangements also reduce the cost of capacity and energy delivered to the Members. Oglethorpe meets its supplemental power supply needs through short-term power purchase contracts and spot market purchases. (See "OGLETHORPE'S POWER SUPPLY RESOURCES" and "PROPERTIES--Generating Facilities" in Item 2.)

     In 2002, Cobb EMC and Jackson EMC accounted for 11.3% and 11.2% of Oglethorpe's total revenues, respectively. None of the other Members accounted for as much as 10% of Oglethorpe's total revenues in 2002.

Wholesale Power Contracts

     Oglethorpe has a substantially similar Amended and Restated Wholesale Power Contract with each Member extending through December 31, 2025. Under the Wholesale Power Contract, each Member is unconditionally obligated, on an express "take-or-pay" basis, for a fixed percentage of the capacity costs (referred to as a "percentage capacity responsibility") of each of Oglethorpe's generation and purchased power resources. Each Wholesale Power Contract specifically provides that the Member must make payments whether or not power is delivered and whether or not a plant has been sold or is otherwise unavailable. Oglethorpe is obligated to use its reasonable best efforts to operate, maintain and manage its resources in accordance with prudent utility practices.

     Percentage capacity responsibilities have been assigned to all of Oglethorpe's generation and purchased power resources. Percentage capacity responsibilities for any future resource will be assigned only to Members choosing to participate in that resource. The Wholesale Power Contracts provide that each Member is jointly and severally responsible for all costs and expenses of all existing generation and purchased power resources, as well as for any future resources (whether or not such Member has elected to participate in such future resource) that are approved by 75% of Oglethorpe's Board of Directors and 75% of the Members. For resources so approved in which less than all Members participate, costs are shared first among the participating Members, and if all participating Members default, each non-participating Member is expressly obligated to pay a proportionate share of such default.

     Under the Wholesale Power Contracts, Oglethorpe is not obligated to provide all of the Members' capacity and energy requirements and Members have the option of satisfying all or a portion of their requirements above their Oglethorpe purchase obligations from other suppliers. The Members also have various options regarding the purchase of joint planning and resource management services and participation in a capacity and energy pool. For more information about these options see "Expected Facilities Acquisition, RUS Loans and other New Arrangements", "OGLETHORPE'S POWER SUPPLY RESOURCES--Future Power Resources" and "--Capacity and Energy Pool" and "THE MEMBERS AND THEIR POWER SUPPLY RESOURCES--Member Power Supply Resources."

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

     Under the Mortgage Indenture and related loan contract with RUS, adjustments to Oglethorpe's rates to reflect changes in Oglethorpe's budgets are generally not subject to RUS approval. Changes to the rate schedule under the Wholesale Power Contracts are generally subject to RUS approval. Oglethorpe's rates are not subject to the approval of any other federal or state agency or authority, including the Georgia Public Service Commission (the "GPSC").

Expected Facilities Acquisitions, RUS Loans and Other New Arrangements

     In the second quarter of 2003, Oglethorpe expects to acquire two generation facilities now owned and being developed by Talbot EMC and Chattahoochee EMC. Talbot EMC and Chattahoochee EMC were formed in 2001 as Georgia electric membership corporations. Talbot EMC is owned by 30 Members and is developing a six-unit gas-fired combustion turbine facility designed to provide 618 MW of capacity. Four of the units have been operating since June 2002, and the other two units are expected to be operational by June 2003. Chattahoochee EMC is owned by 28 Members and has developed a gas-fired combined cycle facility designed to provide 468 MW of capacity, which became operational in February 2003. (See "Relationship with Smarr EMC, Talbot EMC and Chattahoochee EMC".)

     Oglethorpe expects to finance these acquisitions with loans guaranteed by RUS, for which Oglethorpe has obtained commitments in the amount of $589 million. These loans would be secured under the Mortgage Indenture (See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Financial Condition--Capital Requirement--Financing for Talbot EMC and Chattahoochee EMC" in Item 7.)

     Oglethorpe's acquisition of these facilities has received requisite Board and Member approval, subject to final RUS approval and implementation of certain new arrangements among Oglethorpe and the Members as described below.

     Proposed New Arrangements

     Oglethorpe and the Members have developed definitive terms of agreements to implement the acquisition of the Talbot EMC and Chattahoochee EMC generating facilities, to document the conditions to that acquisition and to provide for the new arrangements among Oglethorpe and the Members. At the time of the acquisition of the facilities and the initial advances under the RUS-guaranteed loans, Oglethorpe and the Members would enter into Amended and Restated Wholesale Power Contracts and a New Business Model Member Agreement.

     Amended and Restated Wholesale Power Contracts. The proposed Amended and Restated Wholesale Power Contracts (the "Proposed Wholesale Power Contracts") contain limited amendments and would not change the unconditional obligation of each Member, on an express "take-or-pay" basis, to pay for a fixed percentage responsibility of the costs of Oglethorpe's generation and purchased power resources. In the same way as the existing Wholesale Power Contracts, the Proposed Wholesale Power Contracts would continue to provide that each Member would be jointly and severally responsible for all costs and expenses of all resources (which would include the Talbot EMC and Chattahoochee EMC generation facilities). To acquire future resources, in addition to the approval of 75% of Oglethorpe's Directors and 75% of the Members that is now required, Oglethorpe would be required to obtain the approval of Members representing 75% of the patronage capital of Oglethorpe. Certain resource modifications that now must be approved by 75% of Oglethorpe's Directors and 75% of the Members could be made by Oglethorpe if approved by more than 50% of the Members. The Proposed Wholesale Power Contracts would no longer address Oglethorpe's obligations with respect to power supply planning services and operating a capacity and energy pool. The New Business Model Member Agreement would address these services.

     New Business Model Member Agreement. The proposed New Business Model Member Agreement would require Member approval for Oglethorpe to undertake certain activities but would not limit Oglethorpe's ability to own, manage, control and operate its resources or perform its functions under the Proposed Wholesale Power Contracts. No later than March 31, 2005, Oglethorpe would discontinue operating its capacity and energy pool, providing natural gas hedging for pool and non-pool participants and providing power supply planning services to Members electing to receive these services.

     Oglethorpe would not provide services unrelated to its resources or its functions under the Proposed Wholesale Power Contracts if such services would require it to incur indebtedness, provide a guarantee or make any loan or investment, unless approved by 75% of Oglethorpe's Board of Directors, 75% of the Members, and Members representing 75% of the patronage capital of Oglethorpe. Oglethorpe could provide any other such service to a Member so long as (1) doing so would not create a conflict of interest with respect to other Members, (2) such service was being provided to all Members or (3) such service received the three-part 75% approval described above.

     Status of Arrangements

     Oglethorpe, Talbot EMC, Chattahoochee EMC, and their respective Members have approved these arrangements, including the Proposed Wholesale Power Contracts and the New Business Model Member Agreement. RUS, whose approval of certain of these arrangements is required, has indicated its satisfaction with these arrangements but is not expected to deliver its formal approval until the closing of the first advance under the RUS-guaranteed loans. The closing of the acquisition of the Talbot EMC and Chattahoochee EMC generation facilities and the delivery of the Proposed Wholesale Power Contracts and the New Business Model Member Agreement would take place at that time. The development and execution of final documentation for the RUS-guaranteed loans, and the satisfaction of all loan conditions, is currently expected to occur in April 2003, but could take place later.

     While Oglethorpe currently expects that the Talbot EMC and Chattahoochee EMC generation facilities will be acquired by Oglethorpe and financed by RUS, Oglethorpe cannot state with certainty that RUS loan conditions can be satisfied. If for any reason these new arrangements are not implemented, Oglethorpe would continue to own, operate, manage and control its existing resources, including generating facilities and purchased power resources.
Oglethorpe would not acquire the Talbot EMC and Chattahoochee EMC generation facilities, but would continue to manage those facilities under existing management contracts. (See "Relationships with Smarr EMC, Talbot EMC and Chattahoochee EMC".)

Relationships with Smarr EMC, Talbot EMC and Chattahoochee EMC

     Smarr EMC, Talbot EMC and Chattahoochee EMC are Georgia electric membership corporations owned by 37, 30 and 28 of Oglethorpe's 39 Members, respectively. Smarr EMC owns two combustion turbine facilities with aggregate capacity of 709 MW. Talbot EMC owns a combustion turbine facility designed to provide 618 MW of capacity. Chattahoochee EMC owns a combined cycle facility designed to provide 468 MW of capacity. Oglethorpe provides construction, operations, financial and management services for Smarr EMC, Talbot EMC and Chattahoochee EMC. (See "THE MEMBERS AND THEIR POWER SUPPLY Resources--Member Power Supply Resources")

     Oglethorpe is providing interim loans to Talbot EMC and Chattahoochee EMC to finance approximately fifty percent of the cost of the construction of their generating facilities. Oglethorpe is guaranteeing an interim financing arrangement between Chattahoochee EMC and a financial institution providing up to fifty percent of the cost of Chattahoochee EMC's generating facility. Oglethorpe expects to acquire the generating facilities now owned by Talbot EMC and Chattahoochee EMC in the second quarter of 2003. (See "Expected Facilities Acquisitions, RUS Loans And Other New Arrangements" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Financial Condition--Capital Requirements--Financing for Talbot EMC and Chattahoochee EMC" in Item 7.)

Relationship with GTC

     Oglethorpe and the 39 Members are members of Georgia Transmission Corporation (An Electric Membership Corporation) ("GTC"), which was formed in 1997 to own and operate the transmission business previously owned by Oglethorpe. GTC provides transmission services to the Members for delivery of the Members' power purchases from Oglethorpe and other power suppliers. GTC also provides transmission services to Oglethorpe and third parties. Oglethorpe has entered into an agreement with GTC to provide transmission services for third party transactions and for service to Oglethorpe's headquarters and the administration building at the Rocky Mountain Pumped Storage Hydroelectric Facility ("Rocky Mountain").

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

Relationship with GSOC

     Oglethorpe, GTC and the 39 Members are members of Georgia System Operations Corporation ("GSOC"), which was formed in 1997 to own and operate the system operations business previously owned by Oglethorpe. GSOC operates the system control center and currently provides system operations services and administrative support services to Oglethorpe and to GTC. Oglethorpe has contracted with GSOC to operate Oglethorpe's electric capacity and energy pool and to schedule and dispatch Oglethorpe's resources. (See "OGLETHORPE'S POWER SUPPLY RESOURCES--Capacity and Energy Pool"). GSOC provides support services to Oglethorpe in the areas of accounting, auditing, communications, human resources, facility management, telecommunications and information technology at cost-based rates.

     GTC has contracted with GSOC to provide certain transmission system operation services including reliability monitoring, switching operations, and the real-time management of the transmission system.

     As Oglethorpe has worked with GSOC in the implementation of resource scheduling elections by Members, a need to consider changes in the relationships among Oglethorpe, GSOC and the Members has been recognized. GSOC, Oglethorpe and the Members are beginning a process of evaluating how GSOC implements the operations necessary to permit Members to schedule energy from Oglethorpe's resources. This evaluation could result in changes in the Operation Services Agreement between Oglethorpe and GSOC, as well as changes in the contractual relationships among GSOC and the Members. It would not, however, change the terms of Oglethorpe's Wholesale Power Contracts with the Members.

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

     Oglethorpe has obtained commitments for RUS-guaranteed loans to finance the acquisition of the generation facilities now owned by Talbot EMC and Chattahoochee EMC. (See "Expected Facilities Acquisitions, RUS Loans And Other New Arrangements" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Financial Condition--Capital Requirements-- Financing for Talbot EMC and Chattahoochee EMC" in Item 7.)

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

Seasonal Variations

     The demand for energy by the Members is influenced by seasonal weather conditions. Historically, Oglethorpe's peak sales have occurred during the months of June through August. Energy revenues track energy costs as they are incurred and also fluctuate month to month. Capacity revenues reflect the recovery of Oglethorpe's fixed costs, which do not vary significantly from month to month; therefore, capacity charges are billed and capacity revenues are recognized in substantially equal monthly amounts.

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

Generating Plants

     Oglethorpe's seventeen generating units consist of 30% undivided interests in the Edwin I. Hatch Plant ("Plant Hatch"), the Alvin W. Vogtle Plant ("Plant Vogtle") and the Hal B. Wansley Plant ("Plant Wansley"), a 60% undivided interest in the Robert W. Scherer Unit No. 1 ("Scherer Unit No. 1"), and the Robert W. Scherer Unit No. 2 ("Scherer Unit No. 2"), a 74.61% undivided interest in Rocky Mountain and a 100% interest in the Doyle I, LLC Generating Plant ("Plant Doyle"), through a power purchase agreement that Oglethorpe treats as a capital lease. Plant Hatch consists of two nuclear-fueled units, with nameplate ratings of 810 MW and 820 MW, respectively. Plant Vogtle consists of two nuclear-fueled units, each with a nameplate rating of 1,160 MW. Plant Wansley consists of two coal-fired units, each with a nameplate rating of 865 MW. Plant Wansley also includes a 49.2 MW oil-fired combustion turbine. Plant Scherer consists of four coal-fired units, each with a nameplate rating of 818 MW. Oglethorpe has an interest only in Scherer Unit No. 1 and Scherer Unit No. 2. Rocky Mountain is a three-unit pumped storage hydroelectric facility with a nameplate rating of 847.8 MW. Plant Doyle consists of five gas-fired combustion turbine units with an aggregate nominal contract capacity of 325 MW. In 2002, Oglethorpe decided to discontinue operations at the Tallassee Project, a 2.1 MW conventional hydroelectric facility ("Tallassee"). Oglethorpe expects to acquire the generation facilities of Talbot EMC and Chattahoochee EMC in the second quarter of 2003.

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

     Generally, these arrangements are benefiting the Members by limiting the risk of unit availability and by providing future power needs at a fixed price. Under these power marketer agreements, Oglethorpe purchases energy at fixed prices covering a portion of the costs of energy to its Members. LEM and Morgan Stanley, in turn, have certain rights to market excess energy from the Oglethorpe system. Most of Oglethorpe's generating facilities and power purchase arrangements are available for use by LEM and Morgan Stanley under the terms of the respective agreements. Oglethorpe continues to be responsible for all of the costs of its system resources but receives revenue, as described below, from LEM and Morgan Stanley for the use of the resources. After taking into account the Oglethorpe resources made available to LEM and Morgan Stanley for their use, Oglethorpe estimates that about 30% of its power supply capability in 2003 will be provided by these contracts.

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

     The LEM agreement has a term extending through 2011, but pursuant to its rights under the agreement, LEM has given notice to terminate the agreement as of December 31, 2004.

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

     Morgan Stanley Capital Group, Inc. is a subsidiary of Morgan Stanley, a diversified investment banking and financial services company. Morgan Stanley is subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and, in accordance therewith, files reports and other information with the Commission.

Power Purchase and Sale Arrangements

     Power Purchases

     Oglethorpe has an agreement with GPC to purchase capacity and associated energy on a take-or-pay basis. Under this agreement, Oglethorpe is purchasing and will continue to purchase 250 MW until March 31, 2006.

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

     Oglethorpe also purchased 100 MW of capacity from each of Entergy Power, Inc. ("Entergy Power") and Big Rivers Electric Corporation ("Big Rivers"), under agreements that terminated in June and July 2002, respectively.

     See Note 9 of Notes to Financial Statements in Item 8 for a discussion of Oglethorpe's commitments under these power purchase agreements.

     In addition, Oglethorpe also purchases small amounts of capacity and energy from "qualifying facilities" under the Public Utility Regulatory Policies Act of 1978 ("PURPA"). Under a waiver order from the Federal Energy Regulatory Commission ("FERC"), Oglethorpe historically made all purchases the Members would have otherwise been required to make under PURPA and Oglethorpe was relieved of its obligation to sell certain services to "qualifying facilities" so long as the Members make those sales. Oglethorpe historically provided the Members with the necessary services to fulfill these sale obligations. Purchases by Oglethorpe from such qualifying facilities provided less than 0.1% of Oglethorpe's energy requirements for the Members in 2002. Under their Wholesale Power Contracts, the Members may make such purchases instead of Oglethorpe.

     Long-Term Power Sales

     Oglethorpe has an agreement to sell 100 MW of base capacity to Alabama Electric Cooperative, Inc. through December 31, 2005. During the term of the power marketer agreements, LEM and Morgan Stanley are responsible for supplying Oglethorpe with sufficient power to fulfill this power sale.

     Other Power System Arrangements

     Oglethorpe has interchange, transmission and/or short-term capacity and energy purchase or sale agreements with approximately 70 utilities, power marketers and other power suppliers. The agreements provide variously for the purchase and/or sale of capacity and energy and/or for the purchase of transmission service. Oglethorpe engages in these types of transactions for the benefit of Members that participate in Oglethorpe's capacity and energy pool. Oglethorpe is currently actively trading with only about half of these counterparties due to Oglethorpe's risk management policies with respect to netting provisions and credit levels. The development of and access to the Integrated Transmission System and the interconnections with other utilities, through transmission contracts with GTC and others, are key elements in Oglethorpe's ability to make off-system sales and purchases for the benefit of the Members participating in the pool.

Future Power Supply

     Under the Wholesale Power Contracts, Members can elect on an annual basis whether to have Oglethorpe provide joint planning and resource management services. These services consist of bulk power supply planning, future resource procurement, and bulk power sales for the Members.

     Thirty-eight Members have elected not to receive these services for 2003. Oglethorpe is providing certain basic planning services under a separate contract with the remaining Member. Oglethorpe plans to discontinue providing these services at a future date. (See "OGLETHORPE POWER CORPORATION--Expected Facilities Acquisitions, RUS Loans and Other New Arrangements" and "THE MEMBERS AND THEIR POWER SUPPLY RESOURCES--Member Power Supply Resources.")

Capacity and Energy Pool

     In connection with scheduling rights granted to the Members in the Wholesale Power Contracts adopted in 1997, Oglethorpe established an electric capacity and energy pool, which it may elect to discontinue at any time. Pursuant to the Wholesale Power Contracts and the policies and procedures governing the pool, the Members may elect either to participate in the pool or to schedule and pseudo-dispatch separately the capacity represented by the Member's percentage capacity responsibility under the Wholesale Power Contracts. The Members may also elect to include all or part of their other resources in the pool. Oglethorpe plans to discontinue providing these services at a future date. (See "OGLETHORPE POWER CORPORATION--Expected Facilities Acquisitions, RUS Loans And Other New Arrangements" and "THE MEMBERS AND THEIR POWER SUPPLY RESOURCES--Member Power Supply Resources.")

     Oglethorpe buys and sells energy on behalf of Members that participate in the pool. Oglethorpe is a member of ACES Power Marketing, which acts as Oglethorpe's agent to perform these services pursuant to a service agreement. (See "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK--Commodity Price Risk--Risk Management.") Oglethorpe has contracted with GSOC to operate the pool.

                  THE MEMBERS AND THEIR POWER SUPPLY RESOURCES

Member Demand and Energy Requirements

     The Members are listed below and include 39 of the 42 electric distribution cooperatives in the State of Georgia.

Altamaha EMC                                    GreyStone Power Corporation, an EMC      Pataula EMC
Amicalola EMC                                   Habersham EMC                            Planters EMC
Canoochee EMC                                   Hart EMC                                 Rayle EMC
Carroll EMC                                     Irwin EMC                                Satilla Rural EMC
Central Georgia EMC                             Jackson EMC                              Sawnee EMC
Coastal EMC d/b/a Coastal Electric Cooperative  Jefferson Energy Cooperative, an EMC     Slash Pine EMC
Cobb EMC                                        Lamar EMC                                Snapping Shoals EMC
Colquitt EMC                                    Little Ocmulgee EMC                      Sumter EMC
Coweta-Fayette EMC                              Middle Georgia EMC                       Three Notch EMC
Diverse Power, Incorporated, an EMC (f/k/a      Mitchell EMC                             Tri-County EMC
   Troup EMC)
Excelsior EMC                                   Ocmulgee EMC                             Upson EMC
Flint EMC d/b/a Flint Energies                  Oconee EMC                               Walton EMC
Grady EMC                                       Okefenoke Rural EMC                      Washington EMC

     The Members serve approximately 1.5 million electric consumers (meters) representing approximately 3.7 million people. The Members serve a region covering approximately 40,000 square miles, which is approximately 70% of the land area in the State of Georgia, encompassing 150 of the State's 159 counties. Sales by the Members in 2002 amounted to approximately 30 million MWh, with approximately 66% to residential consumers, 32% to commercial and industrial consumers and 2% to other consumers. The Members are the principal suppliers for the power needs of rural Georgia. While the Members do not serve any major cities, portions of their service territories are in close proximity to urban areas and are experiencing substantial growth due to the expansion of urban areas, including metropolitan Atlanta, into suburban areas and the growth of suburban areas into neighboring rural areas. The Members have experienced average annual compound growth rates from 2000 through 2002 of 4% in number of consumers, 5% in MWh sales and 6% in electric revenues.

     The following table shows the aggregate peak demand and energy requirements of the Members for the years 2000 through 2002, and also shows the amounts of energy requirements supplied by Oglethorpe. From 2000 through 2002, demand and energy requirements of the Members increased at an average annual compound growth rate of 3% and 5%, respectively.

                        Member                    Member Energy
                       Demand (MW)             Requirements (MWh)
                      -----------    -------------------------------------------
                       Total(1)         Total(2)       Supplied by Oglethorpe(3)
                       --------         --------       -------------------------
2000.............      6,703           28,221,306              27,232,641
2001.............      6,532           28,332,257              26,950,149
2002.............      7,153           31,271,101              27,924,856

----------
(1) System peak hour demand of the Members measured at the Members' delivery points (net of system losses), adjusted to include requirements served by Oglethorpe and Member resources behind the delivery points.
(2) Retail requirements served by Oglethorpe and Member resources, adjusted to include requirements served by resources behind the delivery points. (See "Member Power Supply Resources" below.)
(3)  Includes energy supplied to Members for resale at wholesale.

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

     Since 1973, the Territorial Act has allowed limited competition among electric utilities in Georgia by allowing the owner of any new facility located outside of municipal limits and having a connected load upon initial full operation of 900 kilowatts or greater to receive electric service from the retail supplier of its choice. The Members, with Oglethorpe's support, are actively engaged in competition with other retail electric suppliers for these new commercial and industrial loads. The number of commercial and industrial loads served by the Members continues to increase annually. While the competition for 900-kilowatt loads represents only limited competition in Georgia, this competition has given Oglethorpe and the Members the opportunity to develop resources and strategies to operate in an increasingly competitive market. (See "FACTORS AFFECTING THE ELECTRIC UTILITY INDUSTRY--General" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Miscellaneous --Competition" in Item 7.)

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

Cooperative Structure

     The Members are cooperatives that operate their systems on a not-for-profit basis. Accumulated margins derived after payment of operating expenses and provision for depreciation constitute patronage capital of the consumers of the Members. Refunds of accumulated patronage capital to the individual consumers may be made from time to time subject to limitations contained in mortgages between the Members and RUS or loan documents with other lenders. The RUS mortgages generally prohibit such distributions unless (1) after any such distribution, the Member's total equity will equal at least 30% (40% in the case of Members that have the older form of RUS loan documents) of its total assets, or (2) distributions do not exceed 25% of the margins and patronage capital received by the Member in the preceding year and equity is at least 20% (the 20% equity requirement does not apply to Members that have the older form of RUS loan documents). (See "Members' Relationship with RUS" below.)

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

Rate Regulation of Members

     Through provisions in the loan documents securing loans to the Members, RUS exercises control and supervision over the rates for the sale of power of the Members that borrow from it. The RUS mortgages of such Members require them to design rates with a view to maintaining an average Times Interest Earned Ratio and an average Debt Service Coverage Ratio of not less than 1.25 and an Operating Times Interest Earned Ratio and an Operating Debt Service Coverage Ratio of not less than 1.10, in each case for the two highest out of every three successive years. Members that have the older form of RUS loan documents are not required to maintain the Operating ratios.

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

     Cobb EMC, Mitchell EMC, Oconee EMC, Snapping Shoals EMC, Diverse Power, Incorporated, an EMC ("Diverse Power") and Walton EMC have paid their RUS indebtedness and are no longer RUS borrowers. Each of these Members now has a rate covenant with its current lender. Other Members may also pursue this option. To the extent that a Member who is not an RUS borrower engages in wholesale sales or transmission in interstate commerce, it would be subject to regulation by FERC under the Federal Power Act.

Members' Relationship with RUS

     Through provisions in the loan documents securing loans to the Members, RUS also exercises control and supervision over the Members that borrow from it in such areas as accounting, other borrowings, construction and acquisition of facilities, and the purchase and sale of power.

     Historically, federal loan programs providing direct loans from RUS to electric cooperatives have been a major source of funding for the Members. Under the current RUS loan program, interest rates are based on rates being paid on municipal bonds with comparable maturities. Certain borrowers with either low consumer density or higher-than-average rates and lower-than-average consumer income are eligible for special loans at 5%. Distribution borrowers are also eligible for loans made by FFB or other lenders and guaranteed by RUS. Oglethorpe cannot predict the future cost, availability and amount of RUS direct and guaranteed loans that may be available to the Members.

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

Member Power Supply Resources

     Oglethorpe Power Corporation

     Oglethorpe  currently  supplies  a  substantial  portion  of  the  Members'
requirements. Each Member has a take-or-pay, fixed percentage capacity responsibility for all of Oglethorpe's existing resources. Members may satisfy all or a portion of their requirements above their Oglethorpe purchase obligations with purchases from other suppliers. (See "OGLETHORPE POWER CORPORATION--Wholesale Power Contracts.")

     Contracts with SEPA

     The Members purchase hydroelectric power from the Southeastern Power Administration ("SEPA") under contracts that extend until 2016. In 2002, the aggregate SEPA allocation to the Members was 564 MW plus associated energy. An additional aggregate of 54 MW is available to the Members pending arrangement of firm transmission service. Each Member must schedule its energy allocation, and each Member has designated Oglethorpe to perform this function. Pursuant to a separate agreement, Oglethorpe will schedule, through GSOC, the Members' SEPA power deliveries. Further, each Member may be required, if certain conditions are met, to contribute funds for capital improvements for Corps of Engineers projects from which its allocation is derived in order to retain the allocation.

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

     Talbot EMC and Chattahoochee EMC

     Thirty of Oglethorpe's Members formed Talbot EMC, a Georgia electric membership corporation, in 2001 to construct and own a six-unit gas-fired combustion turbine facility designed to provide 618 MW of capacity. Four of the combustion turbines have been operating since June 2002, and the other two units are expected to be operational by June 2003. The Members of Talbot EMC have entered into long-term, take-or-pay power purchase agreements with Talbot EMC pursuant to which the Members pay all costs of constructing, owning and operating the facility and are entitled to the output of the facility when it is completed.

     Twenty eight of Oglethorpe's Members formed Chattahoochee EMC, a Georgia electric membership corporation, in 2001 to construct and own a gas-fired combined cycle facility designed to provide 468 MW of capacity. The combined cycle facility became operational in February 2003. The Members of Chattahoochee EMC have entered into long-term, take-or-pay power purchase agreements with Chattahoochee EMC pursuant to which the Members pay all costs of constructing, owning and operating the facility and are entitled to the output of the facility.

     For information regarding services and financial support that Oglethorpe provides to Talbot EMC and Chattahoochee EMC and the expected acquisition of their generation facilities by Oglethorpe, see "OGLETHORPE POWER CORPORATION--Expected Facilities Acquisitions, RUS Loans And Other New Arrangements", "--Relationships with Smarr EMC, Talbot EMC and Chattahoochee EMC" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Financial Condition--Capital Requirements--Financing for Talbot EMC and Chattahoochee EMC " in Item 7.

     GPC Block Purchase

     Thirty Members have entered into long-term power supply contracts with GPC, under which the Members will purchase an aggregate of 750 MW of capacity and associated energy. Delivery under the agreement is scheduled to begin in 2005.

     Other Member Resources

     Members not participating in Oglethorpe's capacity and energy pool obtain their power supply requirements above their Oglethorpe purchase obligations from other sources. A number of Members have entered into contracts with third parties for all of their incremental power requirements. Other Members, including participants in the pool, have developed their own generation facilities or have other power purchase contracts.

     Oglethorpe has not undertaken to obtain a complete list of Member power supply resources. Any of the Members may have committed or may commit to additional power supply obligations not described above.

Member Memorandum of Understanding

     One of Oglethorpe's Members, Cobb EMC, has provided Oglethorpe a copy of a Memorandum of Understanding between it and another of Oglethorpe's Members, Diverse Power entered into in September 2002. The Memorandum of Understanding calls for the two Members to use their best efforts to enter into definitive agreements for a proposed transaction in which Cobb EMC would assume Diverse Power's rights and obligations under its Wholesale Power Contract with Oglethorpe beginning April 1, 2005. In consideration, Diverse Power would assume Cobb EMC's rights and obligations regarding allocations of hydroelectric power from the Southeastern Power Administration on the same date. See "Member Power Supply Resources - Contracts with SEPA". Among other elements of the proposed transaction, Diverse Power has a stated objective of being relieved of all liability under its Wholesale Power Contract with Oglethorpe.

     Neither of the Members has asked Oglethorpe to take any action with respect to the Memorandum of Understanding. Oglethorpe has existing provisions for a Member to withdraw and to assign its rights and obligations under its Wholesale Power Contract with Oglethorpe to another person. These provisions require the assignee to have certain published credit ratings and to assume all of the withdrawing Member's obligations under its Wholesale Power Contract with Oglethorpe. Any such assignment must be approved by Oglethorpe's Board of Directors and RUS. Diverse Power has not asked to withdraw from Oglethorpe in accordance with these procedures.

     In 2002, Diverse Power represented approximately 1.4 %, and Cobb EMC represented approximately 11.3 %, of Oglethorpe's revenues from Members. Oglethorpe cannot predict whether Diverse Power will request to withdraw or whether the two Members will request that Oglethorpe take any action with respect to the transaction as proposed in the Memorandum of Understanding.

                 FACTORS AFFECTING THE ELECTRIC UTILITY INDUSTRY

General

     The electric utility industry has been and in the future will continue to be affected by a number of factors that could have an impact on an electric utility such as Oglethorpe. These factors likely would affect individual utilities in different ways. Such factors include, among others:

o the transition to increasing competition in the generation of electricity and the corresponding increase in competition from other suppliers of electricity,

o    fluctuations in the market price for electricity,

o    difficulties in the development of efficient energy trading markets,

o effects of compliance with changing environmental, licensing and regulatory requirements,

o regulatory and other changes in national and state energy policy, including open access transmission and electricity market design,

o    credit quality of utilities and power marketers,

o tightening of access to financing for capital expenditures and replacement of aging fixed assets,

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

o limitations on purchasing and selling energy from and to other suppliers due to transmission constraints,

o limitations on supply of equipment and available sites for construction of generation resources,

o fluctuations in demand, including rates of load growth and changes in competitive market share,

o    unbundling  of  services  and   corresponding   corporate  and   functional
     restructurings by electric utility companies,

o the effects of conservation and energy management on the use of electric energy, and

o the threat of terrorist attacks on electric generation facilities and corresponding increases in security and insurance costs.

     These factors present an increasing challenge to companies in the electric utility industry, including Oglethorpe and the Members, to reduce costs, improve the management of resources and respond to the changing environment.

Competition

     (See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Miscellaneous --Competition" in Item 7.)

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

     In general, environmental requirements are becoming increasingly stringent. New requirements may substantially increase the cost of electric service, by requiring changes in the design or operation of existing facilities or changes or delays in the location, design, construction or operation of new facilities. Failure to comply with these requirements could result in the imposition of civil and criminal penalties as well as the complete shutdown of individual generating units not in compliance. Oglethorpe cannot provide assurance that it will always be in compliance with current and future regulations.

     Compliance with environmental standards will continue to be reflected in Oglethorpe's capital expenditures and operating costs. Oglethorpe made environmental-related capital expenditures of approximately $40 million in 2002 and expects to spend $53 million in 2003 and $2 million in 2004 to achieve compliance with current environmental requirements. (See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Financial Condition--Capital Requirements" in Item 7.) Based on the current status of regulatory requirements, Oglethorpe does not anticipate that these capital expenditures will have a material effect on its results of operations or its financial condition. However, as discussed below, future regulations could require Oglethorpe to make additional capital expenditures.

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

     Reductions in nitrogen oxides emissions are also being imposed, as part of Georgia's State Implementation Plan, in an effort to bring the metropolitan Atlanta area, currently classified as a "serious nonattainment area" pursuant to the one-hour National Ambient Air Quality Standards ("NAAQS") for ozone, into attainment. As part of this Plan, both Plants Wansley and Scherer are included in stringent nitrogen oxides emissions averaging plans, requiring the co-owners of the plants to install new control equipment at both plants no later than May 2003. Installation of control equipment to comply with these requirements is on schedule. The expected costs to install this equipment are included in Oglethorpe's expected environmental-related capital expenditures described above.

     A number of recently finalized regulations, proposed regulations and other actions could result in more stringent controls on all emissions, including utility emissions. The actions that appear to be the most significant are described below.

     EPA attempted to tighten the NAAQS for both ozone and particulate matter, an action that could affect any source that emits nitrogen oxides and sulfur dioxide, including utility units. Court challenges to both standards were made. On appeal, the U.S. Supreme Court reversed a successful challenge of these revised NAAQS. The Court of Appeals denied further petitions for review, leaving EPA to proceed with implementation of both NAAQS. With respect to the ozone NAAQS, EPA must harmonize provisions in the Clean Air Act imposing the old ozone NAAQS with its proposed standard before the new standard can be implemented. In conjunction with these NAAQS, EPA plans to designate areas as attainment or nonattainment with these standards in 2004, based on air quality data collected for 2001 through 2003. Some areas that will be designated as nonattainment for either ozone or particulate matter may require further reductions on nitrogen oxides, sulfur dioxide, or both from Plants Wansley and/or Scherer. The impact of any new designations will depend on the development and implementation of applicable regulations and cannot be determined at this time.

     In 1998, EPA issued a regulation calling for regional reductions in nitrogen oxides emissions from 22 states, including Georgia, which imposes a fixed cap on nitrogen oxides emissions from such states beginning in the year 2005. States remain free to choose the sources on which to impose reductions needed to stay below the cap. The Georgia Environmental Protection Division has indicated that if Georgia must adhere to the regulation, it will require large fossil fuel-fired units, including those at Plants Wansley and Scherer, to participate in achieving the required reductions. On appeal, EPA's regulation was upheld in part, with that portion of the rule that would have applied to Georgia sent back to EPA for further consideration. EPA has proposed a rule reinstating the cap for Georgia, which would delay implementation until 2005. In a related rulemaking, EPA issued a final rule that concluded that the growth rates used to compute the cap for Georgia and other states were reasonable. That second rule has been challenged by various parties in the Court of Appeals, seeking to have it remanded back to EPA for further consideration. This challenge may delay Georgia's implementation date. Georgia's implementation plan for this regulation will depend on how this proposed rulemaking is finalized and how the current litigation is resolved. Therefore, it is not yet known what additional controls, if any, would be needed at Plants Wansley and/or Scherer to comply with this regional nitrogen oxides reduction program. However, the co-owners of Plant Scherer are converting Units No. 1 and No. 2 from bituminous coal to sub-bituminous coal, which will substantially reduce the nitrogen oxides emissions from these units.

     EPA has also announced its intention to propose a regional transport regulation for particulate matter by the end of 2003, and to finalize the regulation by 2005. This rule would likely require year round reductions in emissions of sulfur dioxide and nitrogen oxide from power plants, perhaps as early as 2010. The rule could affect Georgia's plans for attaining the NAAQS for ozone and particulate matter discussed above, which in turn could lead to further controls on Plants Wansley and/or Scherer.

     In 1999, EPA promulgated a new regional haze rule, which would have affected any source that emits nitrogen oxides or sulfur dioxide and that may contribute to the degradation of visibility in mandatory federal Class I areas, including utility units. As a result of challenges to this rule, however, the Court of Appeals has vacated part of the rule, remanding it back to EPA for further consideration consistent with its opinion. Until further rulemaking in response to this decision is conducted, Oglethorpe will not know what controls, if any, must be installed at Plants Wansley and/or Scherer to comply with this rule.

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

     On December 30, 2002, the Sierra Club, Physicians for Social Responsibility, Georgia Forest Watch and one individual filed suit in Federal Court in Georgia against GPC, alleging violations of the Clean Air Act at Plant Wansley. The complaint alleges violations of opacity limits at both the coal fired units, in which Oglethorpe is a co-owner, and other violations at several of the combined cycle units where neither Oglethorpe nor Chattahoochee EMC has an ownership interest. This civil action requests injunctive and declaratory relief, civil penalties, a supplemental environmental project and attorneys' fees. While Oglethorpe believes that Plant Wansley has complied with applicable laws and regulations, resolution of this matter is uncertain at this time, as is any responsibility of Oglethorpe for a share of any penalties or other costs that might be assessed against GPC.

     On January 16, 2003, the Sierra Club appealed an unsuccessful challenge to an air operating permit for the combined cycle facility owned by Chattahoochee EMC to the United States Court of Appeals for the Eleventh Circuit. Oglethorpe expects to acquire this facility in the second quarter of 2003. See "OGLETHORPE POWER CORPORATION--Expected Facilities Acquisitions, RUS Loans and Other New Arrangements." Oglethorpe has intervened in the appeal. The petitioner seeks to have the air permit invalidated and remanded back to EPA and the Georgia Environmental Protection Division ("EPD"). Although Oglethorpe believes that a favorable outcome in this appeal is likely, an unfavorable ruling could temporarily affect the ability of the facility to continue to operate.

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

     Plants Hatch and Vogtle currently have on-site spent-fuel wet storage capacity and Plant Hatch has an on-site dry storage facility. Based on normal operations and retention of all spent fuel in the reactor, sufficient capacity is believed to be available to continue dry storage operations at Plant Hatch for the currently anticipated life of the plant. Plant Vogtle's spent fuel pool storage is expected to be sufficient until 2014. Oglethorpe expects that procurement of on-site dry storage capacity at Plant Vogtle will commence in sufficient time to maintain full-core discharge capability to the spent fuel pool. (See Note 1 of Notes to Financial Statements in Item 8.)

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

     Other Environmental Regulation

     EPA has now indicated that although coal ash should be considered non-hazardous, national regulations are warranted. Depending on the outcome of such rulemaking, substantial additional costs for the management of these wastes might be required of Oglethorpe, although the full impact would depend on the subsequent development of such rules.

     Under the Clean Water Act, EPA is developing new rules intended to reduce the impingement and entrainment of fish and fish larvae at cooling water intake structures. As proposed, those rules will require numerous biological studies and perhaps retrofits to some intake structures at existing power plants, including Plants Wansley and Scherer. The new rule was proposed in February 2002 and is scheduled to be finalized in 2004. The impact of any new standards will depend on the development and implementation of such rules.

     Also under the Clean Water Act, EPA and state environmental agencies are developing total maximum daily loads (TMDLs) for certain impaired state waters. The establishment of TMDLs and/or additional measures to control non-point source pollution may result in a tightening of limits in water discharge permits for power plants, including Plants Wansley and Scherer. As the impact will depend on the actual TMDLs and the corresponding permit limitations that are established, the effects of such developments cannot be predicted at this time.

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

                                                                   Oglethorpe's
                                                                     Share of
                                                                    NamePlate       Commercial       License
                                            Type of    Percentage    Capacity        Operation     Expiration
Facilities                                   Fuel      Interest        (MW)            Date            Date
----------                                   ----      --------        ----            ----            ----
Plant Hatch (near Baxley, Ga.)
   Unit No. 1..........................   Nuclear         30            243.0          1975           2034
   Unit No. 2..........................   Nuclear         30            246.0          1979           2038
Plant Vogtle (near Waynesboro, Ga.)
   Unit No. 1..........................   Nuclear         30            348.0          1987           2027
   Unit No. 2..........................   Nuclear         30            348.0          1989           2029
Plant Wansley (near Carrollton, Ga.)
   Unit No. 1..........................     Coal          30            259.5          1976          N/A(1)
   Unit No. 2..........................     Coal          30            259.5          1978          N/A(1)
   Combustion Turbine..................     Oil           30             14.8          1980          N/A(1)
Plant Scherer (near Forsyth, Ga.)
   Unit No. 1..........................     Coal          60            490.8          1982          N/A(1)
   Unit No. 2..........................     Coal          60            490.8          1984          N/A(1)
Rocky Mountain (near Rome, Ga.)........    Pumped
                                          Storage
                                           Hydro          74.61         632.5          1995           2027
Plant Doyle (near Monroe, Ga.) ........     Gas          100            325.0(2)       2000          N/A(1)
                                                                      -------
   Total Ownership                                                    3,657.9
                                                                      =======

----------
(1) Fossil-fired units do not operate under operating licenses similar to those granted to nuclear units by the NRC and to hydroelectric plants by FERC.

(2) Nominal plant capacity identified in the Power Purchase and Sale Agreement with Doyle I, LLC. See "The Plant Agreements--Doyle".

     Oglethorpe expects to acquire a six-unit, 618 MW gas-fired combustion turbine facility and a 468 MW gas-fired combined cycle facility in the second quarter of 2003. See "OGLETHORPE POWER CORPORATION--Expected Facilities Acquisitions, RUS Loans And Other New Arrangements" in Item 1.

Plant Performance

     The following table sets forth certain operating performance information of each of Oglethorpe's generating facilities:

                      Equivalent
                    Availability(1)        Capacity Factor(2)
                    ---------------        ------------------
Unit              2002   2001    2000    2002   2001  2000
----              ----   ----    ----    ----   ----  ----
Plant Hatch
 Unit No. 1        87%     99%    84%     88%     99%   85%
 Unit No. 2        97      86     89      97      86    90
Plant Vogtle
 Unit No. 1        84      99     86      86     101    91
 Unit No. 2        82      92    100      84      94   102
Plant Wansley
 Unit No. 1        88      83     83      80      78    77
 Unit No. 2        79      87     78      74      81    72
Plant Scherer
 Unit No. 1        95      81    100      78      58    79
 Unit No. 2        83      94     90      66      71    73
Rocky
Mountain(3)
 Unit No. 1        99      94     94      15      24    26
 Unit No. 2        91      99     91      18      21    20
 Unit No. 3       100      95     94      27      17    17
Plant
Doyle(3,4)
 Unit No. 1       100     100    100       8       4     2
 Unit No. 2       100     100     97       8       5     8
 Unit No. 3       100     100     92       7       4     7
 Unit No. 4       100     100    100      11       6     9
 Unit No. 5       100     100    100      10       6     8

----------
(1) Equivalent Availability is a measure of the percentage of time that a unit was available to generate if called upon, adjusted for periods when the unit is partially derated from the "maximum dependable capacity" rating.

(2) Capacity Factor is a measure of the output of a unit as a percentage of the maximum output, based on the "maximum dependable capacity" rating, over the period of measure.

(3) Rocky Mountain and Plant Doyle primarily operate as peaking plants, which results in low capacity factors.

(4) Equivalent Availability of each Doyle unit is measured only during the period May 15 - September 15, reflecting the contractual availability commitment of Doyle I, LLC. The units may be dispatched by Oglethorpe during other periods if the units are available.

     The nuclear refueling cycle for Plants Hatch and Vogtle exceeds twelve months. Therefore, in some calendar years the units at these plants are not taken out of service for refueling, resulting in higher levels of equivalent availability and capacity factor.

Fuel Supply

     Coal. Coal for Plant Wansley is currently purchased under long-term contracts and in spot market transactions. As of February 28, 2003, there was a 30-day coal supply at Plant Wansley based on nameplate rating.

     Low-sulfur "compliance" coal for Scherer Units No. 1 and No. 2 is purchased under long-term contracts and in spot market transactions. As of February 28, 2003, the coal stockpile at Plant Scherer contained a 33-day supply based on nameplate rating. Plant Scherer burns both sub-bituminous and bituminous coals, and a separate stockpile of sub-bituminous coal is maintained in addition to the stockpile of bituminous coal. The co-owners of Plant Scherer have undertaken a project to convert Units No. 1 and No. 2 at Plant Scherer to burn sub-bituminous coal, and will thus not then maintain separate stock piles. Oglethorpe leases approximately 700 rail cars to transport coal to Plants Scherer and Wansley and has plans to acquire approximately 500 additional rail cars in 2003.

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

     Natural Gas. Oglethorpe purchases the natural gas, including transportation and other related services, needed to operate Doyle and the combustion turbines owned by Hartwell Energy Limited Partnership. Oglethorpe purchases natural gas in the spot market and under agreements at indexed prices. Oglethorpe has entered into hedge agreements to manage its exposure to fluctuations in the market price of natural gas. Oglethorpe expects to continue to manage exposure to such risks only with respect to Members that participate in Oglethorpe's pool and elect to receive such services. See "OGLETHORPE POWER CORPORATION--Expected Facilities Acquisitions, RUS Loans And Other New Arrangements" in Item 1 and "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK--Commodity Price Risk." in Item 7A


Co-Owners of the Plants

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

                         Nuclear                           Coal-Fired                         Pumped Storage
               ---------------------------        --------------------------------     -------------------------
                  Plant           Plant               Plant         Scherer Units           Rocky
                  Hatch          Vogtle              Wansley        No. 1 & No. 2         Mountain         Total
               -----------    ------------        -------------    ---------------      -------------     -----
                %    MW(1)     %     MW(1)         %      MW(1)      %       MW(1)       %      MW(1)      MW(1)
               ---   -----    ---    -----        ---     -----     ---      -----      ---     -----      -----

Oglethorpe... 30.0    489    30.0     696        30.0      519      60.0      982      74.61    633       3,319
GPC.......... 50.1    817    45.7   1,060        53.5      926       8.4      137      25.39    215       3,155
MEAG......... 17.7    288    22.7     527        15.1      261      30.2      494       --     --         1,570
Dalton         2.2     36     1.6      37         1.4       24       1.4       23       --     --           120
---------------------------------------------------------------------------------------------------------------
Total.....   100.0  1,630   100.0   2,320       100.0    1,730     100.0    1,636     100.00    848       8,164
===============================================================================================================

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

     In 1985, in four transactions, Oglethorpe sold its entire 60% undivided ownership interest in Scherer Unit No. 2 to four separate owner trusts (the "Lessors") established by four different institutional investors (the "Sale and Leaseback Transaction"). Oglethorpe retained all of its rights and obligations as a participant under the Ownership and Operating Agreements relating to Scherer Unit No. 2 for the term of the leases. Oglethorpe's leases expire in 2013, with options to renew for a total of 8.5 years. Oglethorpe also has fair market value purchase options at specified dates, including 2013 and the end of lease renewal terms. These transactions are treated as capital leases by Oglethorpe for financial reporting purposes. (See Note 4 of Notes to Financial Statements in Item 8.) (In the following discussion, references to participants "owning" a specified percentage of interests include Oglethorpe's rights as a deemed owner with respect to its leased interests in Scherer Unit No. 2.)

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

     In late 1996 and early 1997, Oglethorpe completed lease transactions for its 74.61% undivided ownership interest in Rocky Mountain. The lease transactions are characterized as a sale and leaseback for income tax purposes, but not for financial reporting purposes. Under the terms of these transactions, Oglethorpe leased the facility to three institutional investors for the useful life of the facility, who in turn leased it back to Oglethorpe for a term of 30 years. Oglethorpe will continue to control and operate Rocky Mountain during the leaseback term. Oglethorpe intends to exercise its fixed price purchase option at the end of the leaseback period so as to retain all other rights of ownership with respect to the plant if it is advantageous for Oglethorpe to exercise such option. For more information about the structure of these lease transactions, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Financial Condition--Capital Requirements--Off-Balance Sheet Arrangements" in Item 7.

     Doyle

     Oglethorpe has an agreement with Doyle I, LLC, a limited liability company owned by one of Oglethorpe's Members, Walton EMC, to purchase the output of a gas-fired combustion turbine generating facility with a nominal contract rating of 325 MW over a 15-year term. Delivery commenced May 15, 2000.

     During the term of the agreement, Oglethorpe has the right and obligation to purchase all of the capacity and energy from the facility. Oglethorpe is obligated to pay to Doyle I each month a capacity charge based on a performance rating and an energy charge equal to all costs of operating the facility. Oglethorpe is also obligated to pay the actual operation and maintenance costs and the costs of capital improvements. Oglethorpe is responsible for supplying all natural gas necessary to operate the facility. Oglethorpe has the right to dispatch the facility.

     Doyle I operates the facility. Doyle I must make the units available from May 15 to September 15 each year. Subject to air permit and other limitations, Oglethorpe may dispatch the facility at other times to the extent that the facility is available.

     Oglethorpe has an option to purchase the facility at the end of the term of the agreement at a fixed price. This agreement is treated as a capital lease of the facility by Oglethorpe for financial reporting purposes. (See Note 4 of Notes to Financial Statements in Item 8.)

ITEM 3. LEGAL PROCEEDINGS

     Oglethorpe is a party to various actions and proceedings incidental to its normal business. Liability in the event of final adverse determinations in any of these matters is either covered by insurance or, in the opinion of Oglethorpe's management, after consultation with counsel, should not in the aggregate have a material adverse effect on the financial position or results of operations of Oglethorpe.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITYAND RELATED STOCKHOLDER MATTERS

               Not Applicable.


ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected historical financial data of Oglethorpe. The financial data presented as of the end of and for each year in the five-year period ended December 31, 2002, have been derived from the audited financial statements of Oglethorpe. These data should be read in conjunction with the financial statements of Oglethorpe and the notes thereto included in Item 8 and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" in Item 7.


                                                                            (dollars in thousands)

                                                 2002               2001              2000               1999             1998
================================================================================================================================
Operating revenues:
     Sales to Members                       $ 1,127,519        $ 1,080,478       $ 1,146,064        $ 1,122,336      $ 1,095,904
     Sales to non-Members                        35,802             58,811            53,333             53,896           48,263
--------------------------------------------------------------------------------------------------------------------------------
Total operating revenues                      1,163,321          1,139,289         1,199,397          1,176,232        1,144,167
--------------------------------------------------------------------------------------------------------------------------------
Operating expenses:
     Fuel                                       225,008            221,449           230,729            196,182          191,399
     Production                                 232,312            218,480           220,221            215,517          198,378
     Purchased power                            357,491            414,382           377,805            401,719          387,662
     Depreciation and amortization              140,058            133,731           143,703            130,883          124,074
     Income taxes                                   -              (63,485)              -                  -                -
--------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                        954,869            924,557           972,458            944,301          901,513
--------------------------------------------------------------------------------------------------------------------------------
Operating margin                                208,452            214,732           226,939            231,931          242,654
Other income, net                                35,911             51,345            62,431             50,545           42,293
Net interest charges                           (226,823)          (247,660)         (269,392)          (262,538)        (263,867)
--------------------------------------------------------------------------------------------------------------------------------
Net margin                                  $    17,540        $    18,417       $    19,978        $    19,938      $    21,080
================================================================================================================================
Electric plant, net:
     In service                             $ 3,123,630        $ 3,224,634       $ 3,339,364        $ 3,312,669      $ 3,429,704
     Construction work in progress               69,282             38,564            24,841             18,299           20,948
--------------------------------------------------------------------------------------------------------------------------------
Total electric plant                        $ 3,192,912        $ 3,263,198       $ 3,364,205        $ 3,330,968      $ 3,450,652
================================================================================================================================
Total assets                                $ 4,518,551        $ 4,712,831       $ 4,681,194        $ 4,551,711      $ 4,494,228
================================================================================================================================
Capitalization:
     Long-term debt                         $ 2,835,997        $ 2,929,316       $ 3,019,019        $ 3,103,590      $ 3,177,883
     Obligation under capital leases            358,676            373,837           387,756            275,224          282,299
     Other obligations                           72,698             68,032            63,665             59,579           55,755
     Patronage capital and membership fees      371,818            367,668           392,682            370,025          352,701
--------------------------------------------------------------------------------------------------------------------------------
Total capitalization                        $ 3,639,189        $ 3,738,853       $ 3,863,122        $ 3,808,418      $ 3,868,638
================================================================================================================================
Property additions                          $   100,145        $    69,824      $     70,738        $    41,829      $    43,904
================================================================================================================================
Energy supply (megawatt-hours):
     Generated                               18,969,282         19,157,910        19,802,501         18,295,514       17,781,896
     Purchased                               10,845,701         11,448,219        11,234,860          7,971,583        8,544,714
--------------------------------------------------------------------------------------------------------------------------------
     Available for sale                      29,814,983         30,606,129        31,037,361         26,267,097       26,326,610
================================================================================================================================
Member revenue per kWh sold                     4.04(cent)        4.01(cent)        4.21(cent)         4.53(cent)       4.70(cent)
================================================================================================================================

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

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2002 and 2001 and the reported amounts of revenues and expenses for each of the three years ending December 31, 2002. Actual results could differ from those estimates.

     Regulatory Assets and Liabilities. Oglethorpe is subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." SFAS No. 71 permits Oglethorpe to record regulatory assets and regulatory liabilities to reflect future cost recovery or refunds that Oglethorpe has a right to pass through to the Members. At December 31, 2002, Oglethorpe's regulatory assets and liabilities totaled $289 million and $76 million, respectively. See Note 1 of Notes to Financial Statements. In the event that competitive or other factors result in cost recovery practices under which Oglethorpe can no longer apply the provisions of SFAS No. 71, Oglethorpe would be required to eliminate all regulatory assets and liabilities that could not otherwise be recognized as assets and liabilities by businesses in general. In addition, Oglethorpe would be required to determine any impairment to other assets, including plant, and write-down those assets, if impaired, to their fair value.

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

     In compliance with NRC regulations, Oglethorpe maintains an external trust fund to provide for a portion of the cost of decommissioning its nuclear facilities. The NRC regulations require funding levels based on average expected cost to decommission only the radioactive portions of a typical nuclear facility. Based on the most recent Nuclear Regulatory Commission (NRC) funding requirement, the balance in the decommissioning reserve at December 31, 2002 was approximately $11.5 million less than the NRC minimum funding requirement primarily due to unrealized losses in the market value of certain investments held in Oglethorpe's external decommissioning trust fund. These projections are based on an assumed cost escalation rate of 4.72% and an assumed return on trust assets of 8%. Oglethorpe is currently examining the allocation of funding between nuclear units, a possible license extension at Plant Vogtle and investment earnings assumptions to determine whether additional contributions to the external fund may be necessary in the future. Oglethorpe's management believes that any increase in cost estimates of decommissioning can be recovered in future rates.

     Accounting for Asset Retirement Obligations. In June of 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement provides accounting and reporting standards for recognizing obligations related to costs associated with the retirement of long-lived assets. SFAS No. 143 requires obligations associated with the retirement of long-lived assets to be recognized at their fair value in the period in which they are incurred if a reasonable estimate of fair value can be made. The fair value of the asset retirement costs must be capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense using a systematic and rational method over the asset's useful life. Any subsequent changes to the fair value of the liability due to passage of time or changes in the amount or timing of estimated cash flows must be recognized as an accretion expense.

     In January 2003, Oglethorpe adopted SFAS No. 143. The fair value of the legal obligation recognized under SFAS No. 143 primarily relates to Oglethorpe's nuclear facilities. In addition, Oglethorpe recognized retirement obligations for ash handling facilities at the coal-fired plants and solid waste landfills located at certain generating facilities. The cumulative effect of adoption resulted in Oglethorpe recording a regulatory asset of approximately $23,700,000, capitalized asset retirement costs, net of accumulated amortization, of approximately $45,100,000 and increased asset retirement obligations of approximately $68,800,000. At December 31, 2002, Oglethorpe's recognized liability for nuclear decommissioning was $166,299,000. Oglethorpe continues to recognize the accumulated removal costs for other obligations
(regulatory liabilities) as part of the accumulated depreciation and amortization reserve in accordance with RUS prescribed regulatory treatment for these costs. At December 31, 2002, that amount was $38,200,000.

     Under SFAS No. 71, Oglethorpe may record an offsetting regulatory asset or liability to reflect the difference in timing of recognition of the costs of decommissioning for financial statement purposes and for ratemaking purposes for both the cumulative effect of adoption and for future periods timing differences. While RUS has not issued regulatory guidance for adoption of SFAS No. 143, Oglethorpe's management expects to receive permission from RUS to implement the provisions SFAS No. 71 with respect to timing differences arising from cost recognition under SFAS No. 143 and for ratemaking purposes. Oglethorpe estimates that the annual difference will be approximately $5,000,000.

     Accounting for Derivatives. As of January 1, 2001, Oglethorpe adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The standard establishes accounting and reporting requirements for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires the recognition of all derivative instruments as assets or liabilities in Oglethorpe's balance sheet and measurement of those instruments at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and if so, the type of hedge. Oglethorpe's interest rate swap arrangements in place at December 31, 2002 are designated as cash flow hedges. Adoption of SFAS No. 133 on January 1, 2001, resulted in recording $33,515,000 of decline in fair value to accumulated other comprehensive income and a comparable increase in other liabilities related to the interest rate swaps. The fair value of the interest rate swap arrangements at December 31, 2002 was an unrealized loss of $58,443,000. See Note 2 of Notes to Financial Statements.

     Oglethorpe has entered into natural gas financial contracts that are classified as cash flow hedges. Oglethorpe utilizes natural gas financial contracts in managing its exposure to fluctuations in the market price of natural gas. At December 31, 2002, Oglethorpe recorded an unrealized gain in other comprehensive margin of $8,507,000 and a corresponding increase in other current assets related to these natural gas financial contracts.

     The application of new rules for SFAS No. 133 is still evolving and further guidance from the Financial Accounting Standards Board is expected which could further impact Oglethorpe's financial statements. In addition, Oglethorpe will continue to evaluate its use of derivatives, including their effectiveness for hedging, and to apply appropriate procedures and methods for valuing them.

     Margins and Patronage Capital

     Oglethorpe provides wholesale electric service to its 39 retail electric distribution cooperative members (Members). Oglethorpe operates on a not-for-profit basis and, accordingly, seeks only to generate revenues sufficient to recover its cost of service and to generate margins sufficient to establish reasonable reserves and meet certain financial coverage requirements. Revenues in excess of current period costs in any year are designated as net margin in Oglethorpe's statements of revenues and expenses and patronage capital. Retained net margins are designated on Oglethorpe's balance sheets as patronage capital, which is allocated to each of the Members on the basis of its electricity purchases from Oglethorpe. Since its formation in 1974, Oglethorpe has generated a positive net margin in each year and had a balance, excluding accumulated other comprehensive loss, of $428 million in patronage capital as of December 31, 2002. Oglethorpe's equity ratio, calculated as patronage capital and membership fees (excluding accumulated other comprehensive loss) divided by total capitalization, increased from 10.8% at December 31, 2001 to 11.7% at December 31, 2002.

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

     For 2002, 2001 and 2000, Oglethorpe achieved a Margins for Interest Ratio of 1.10.

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


Results of Operations

     Power Marketer Arrangements

     Oglethorpe is utilizing power marketer arrangements to reduce the cost of power to the Members. Oglethorpe has a power marketer agreement with LG&E Energy Marketing Inc. (LEM), for approximately 50% of the load requirements of 37 of the Members and an additional power marketer agreement with Morgan Stanley Capital Group Inc. (Morgan Stanley), effective May 1, 1997, with respect to 50% of the 39 Members' then forecasted load requirements. The LEM agreement is based on the actual requirements of the participating Members during the contract term, whereas the Morgan Stanley agreement represents a fixed supply obligation. Generally, these arrangements benefit the Members by limiting the risk of unit availability and by providing future power needs at a fixed price. Most of Oglethorpe's generating facilities and power purchase arrangements are available for use by LEM and Morgan Stanley. Oglethorpe continues to be responsible for all of the costs of its system resources but receives revenue from LEM and Morgan Stanley for the use of the resources. After taking into account the Oglethorpe resources made available toLEM and Morgan Stanley for their use, Oglethorpe estimates that about 30% of its power supply capability in 2003 will be provided by these contracts.

     In February 2001, LEM and its affiliates initiated a binding arbitration process to resolve certain issues relating to the interpretation and administration of the LEM agreement and a similar agreement with Oglethorpe that expired by its terms in 1999. In April 2002, Oglethorpe and LEM settled this arbitration. As part of the settlement, Oglethorpe paid LEM approximately $48,500,000. Oglethorpe recorded a reserve of $36,000,000 in 2001 and an additional expense of $12,500,000 in 2002.

     Operating Revenues

     Sales to Members. Oglethorpe's operating revenues generally fluctuate from period to period based on factors including weather and other seasonal factors, growth in the service territories of Oglethorpe's 39 retail electric distribution cooperative members (the Members), operating costs, availability of electric generation resources, Oglethorpe's decisions of whether to dispatch its owned or purchased resources or Member-owned resources over which it has dispatch rights and by Members' decisions of whether to purchase a portion of their growth requirements from Oglethorpe or from other suppliers and whether to schedule separately their resources. A large number of Members have now elected to schedule separately their percentage capacity responsibilities (their pro-rata shares) in Oglethorpe resources to serve their retail and wholesale customers, although approximately half of the elections were not effective until June 1, 2002.

     Total revenues from sales to Members increased by 4.4% for 2002 compared to 2001 and decreased by 5.7% for 2001 compared to 2000. The components of Member revenues were as follows:

                           2002      2001       2000
                           ----      ----       ----
                             (dollars in thousands)
Capacity revenues       $ 592,621   $ 537,392 $ 624,537
Energy revenues           534,898     543,086   521,527
                       ----------  ---------- ---------
 Total                 $1,127,519  $1,080,478 $1,146,064
                       ==========  ========== ==========


     Capacity revenues from Members increased 10.3% in 2002 compared to 2001 and decreased by 14.0% from 2000 to 2001. Capacity revenues in 2001 were lower primarily as a result of a credit to income tax expense.

     Energy revenues from Members decreased by 1.5% from 2001 to 2002 and increased by 4.1% from 2000 to 2001. Member energy revenues were higher in 2001 primarily due to higher purchased power costs related to an accrual for estimated damages payable to LEM resulting from the arbitration ruling.

     The following table summarizes the amounts of kWh sold to Members and total revenues per kWh during each of the past three years:

              Kilowatt-hours      Cents per
              (in thousands)     Kilowatt-hour

 2002           27,924,856            4.04
 2001           26,950,149            4.01
 2000           27,232,641            4.21

     In 2002 kWh sales to Members increased 3.6% as a result of higher sales to both scheduling Members and Members who participate in Oglethorpe's capacity and energy pool. In 2001 mild weather, combined with an increase in energy supplied by Member-owned resources, mitigated by continued growth in the Members' service territories, resulted in a 1.0% decrease in kWh sales to Members. The average revenue per kWh from sales to Members increased 0.7% for 2002 compared to 2001 and decreased 4.8% for 2001 compared to 2000.

     The energy portion of Member revenues per kWh decreased 4.9% in 2002 compared to 2001 and increased 5.2% in 2001 compared to 2000. Oglethorpe passes through actual energy costs to the Members such that energy revenues equal energy costs. The decrease in 2002 of energy revenues per kWh was primarily due to the pass-through of lower purchased power costs. The increase in 2001 for the cost of energy supplied to the Members resulted primarily from higher purchased power costs. See "Operating Expenses" below.

     Sales to non-Members. The following table summarizes non-Member revenues for the past three years:

                        2002     2001     2000
                        ----     ----     ----
                     (dollars in thousands)
     Sales to power    $34,522  $55,057  $46,952
     companies
     Sales to LEM and    1,280    3,754    6,381
                       -------  -------  -------
     Morgan Stanley
      Total            $35,802  $58,811  $53,333
                       =======  =======  =======


     Sales to power companies represent sales made directly by Oglethorpe. Oglethorpe sells for its own account any energy available from the portion of its resources dedicated to Morgan Stanley that is not scheduled by Morgan Stanley pursuant to its power marketer arrangements. Scheduling Members are entitled to schedule energy available from their percentage capacity responsibilities for both retail sales and for resale in the wholesale market. More of the Members were scheduling Members in 2002 than in 2001, resulting in less energy being available to Oglethorpe to sell directly to non-Members.

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

     Operating Expenses

     Oglethorpe's operating expenses increased 3.3% in 2002 compared to 2001 and decreased 4.9% in 2001 compared to 2000. The increased operating expenses in 2002 resulted primarily from higher production expenses and depreciation and amortization costs offset somewhat by lower purchased power costs. The decrease in operating expenses in 2001 resulted primarily from lower fuel costs, depreciation and amortization costs and from a credit to income tax expense offset somewhat by higher purchased power costs.

     Production expenses increased 6.3% in 2002 compared to 2001. The higher production expenses resulted primarily from higher operation and maintenance (O&M) costs. The higher O&M costs resulted from (1) a forced outage and diesel generator repairs at Plant Hatch, (2) increased security costs at Plants Vogtle and Hatch related to the events of September 11, 2001, (3) one-time costs incurred due to the Southern Nuclear Operating Company engineering reorganization efforts and (4) forced outages at Plants Scherer and Wansley.

     Total fuel costs decreased 4.0% in 2001 compared to 2000 primarily as a result of a 3.1% decrease in generation. Purchased power costs decreased 13.7% in 2002 compared to 2001 and increased 9.7% in 2001 compared to 2000 as follows:

                          2002        2001      2000
                          ----        ----      ----
                              (dollars in thousands)
Capacity costs            $74,232    $88,463     $93,771
Energy costs              283,259    325,919     284,034
                         --------   --------    --------
 Total                   $357,491   $414,382    $377,805
                         ========   ========    ========


     The decrease in purchased power capacity costs for 2002 compared to 2001 resulted primarily from the termination of various power purchase agreements. Purchased power capacity costs decreased in 2001 as compared to 2000 primarily due to the elimination on September 1, 2001 of 125 megawatts of capacity under a power purchase agreement between Oglethorpe and GPC.

     Purchased power energy costs decreased 13.1% in 2002 compared to 2001 and increased 14.7% in 2001 compared to 2000. The average cost of purchased power energy per kWh decreased 8.3% in 2002 compared to 2001 and increased 12.6% in 2001 compared to 2000. The higher average costs in 2001 were primarily due to an accrual for estimated amounts payable to LEM resulting from settlement of an arbitration proceeding regarding the LEM power marketing arrangement. The volumes of purchased power decreased 5.3% in 2002 compared to 2001 and increased 1.9% in 2001 compared to 2000.

     Purchased power expenses for the years 2000 through 2002 include the cost of capacity and energy purchases under various long-term power purchase agreements. These long-term agreements have, in some cases, take-or-pay minimum energy requirements. For 2000 through 2002, Oglethorpe utilized its energy from these power purchase agreements in excess of the take-or-pay requirements. Oglethorpe's capacity and energy expenses under these agreements amounted to approximately $101 million in 2002, $130 million in 2001 and $150 million in 2000. For a discussion of the power purchase agreements, see Note 9 of Notes to Financial Statements.

     Depreciation and amortization increased 4.7% in 2002 compared to 2001 primarily due to $9.2 million in accelerated depreciation to write down Plant Tallassee's net book value and for estimated costs associated with early retirement. The higher depreciation and amortization in 2000 was primarily due to $10.3 million of Board approved accelerated amortization of project costs for the Vogtle radioactive waste facility. The amortization of these project costs commenced January 1, 1999. For further discussion of the Vogtle radioactive waste facility see Note 1 of Notes to Financial Statements.

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

     Other Income (Expense)

     Investment income decreased 25.9% in 2002 compared to 2001 and decreased 27.8% in 2001 compared to 2000. The decrease in 2002 was partly due to lower cash and temporary cash investments balances and partly due to lower interest earnings on these investments. The decrease in 2001 was primarily due to lower earnings from the decommissioning fund. Amortization of net benefit of sale of income tax benefits decreased $6 million in 2002 compared to 2001 due to the amortization of the safe harbor lease ending in March 2002. See Note 1 of Notes to Financial Statements.

     Interest Charges

     Interest on long-term debt and capital leases decreased 6.9% in 2002 compared to 2001 primarily as a result of cost savings from lower variable interest rates on long-term debt. Other interest expense decreased 50.6% in 2001 compared to 2000. The lower other interest expense in 2001 was primarily as a result of a decrease in interest expense for decommissioning (which is recorded as an offset to interest earnings on the decommissioning fund). Amortization of debt discount and expense decreased 26.5% in 2002 compared to 2001 primarily due to accelerated amortization of $7 million and $24 million in premiums paid to the Federal Financing Bank for refinancing $89 million and $424 million of mortgage notes payable in 1999 and 1998, respectively. Such amortization ended in the third and fourth quarters of 2001, respectively.

     Net Margin

     Oglethorpe's net margin for 2002, 2001 and 2000 was $17.5 million, $18.4 million and $20.0 million, respectively. Oglethorpe's margin requirement is based on a ratio applied to interest charges. For 2002 compared to 2001 and for 2001 compared to 2000, the reduction in interest charges reduced Oglethorpe's margin requirement.


Financial Condition

     General

     The principal changes in Oglethorpe's financial condition in 2002 were due to property additions, an increase in patronage capital, a decrease in the amount of commercial paper outstanding and a decrease in cash and temporary cash investments.

     Property additions, including nuclear fuel purchases, totaled $100 million and were financed with funds from operations.

     Oglethorpe achieved a net margin of $17.5 million in 2002, which increased equity (patronage capital) by a like amount for total patronage capital, excluding accumulated other comprehensive loss, of $428 million at December 31, 2002.

     The amount of commercial paper outstanding decreased by $56 million from December 31, 2001 to December 31, 2002 due to payments received from Talbot EMC and Chattahoochee EMC in partial payment of interim loans being provided to them by Oglethorpe.

     Oglethorpe's cash and temporary cash investments totaled $151 million at December 31, 2002, a decrease of $124 million from the prior year-end balance. The decrease was primarily attributable to three events, including 1) a payment of $48.5 million to LEM in May 2002 relating to settlement of an arbitration case, 2) a $35 million payment received from Chattahoochee EMC in December 2001 that was used in January 2002 to retire a like amount of Oglethorpe's commercial paper, and 3) a transfer of $11.5 million in December 2002 from general funds to the external nuclear decommissioning trust fund. Included in the $151 million year-end cash balance was $31 million in proceeds from the issuance of pollution control bonds ("PCBs") in December 2002. The PCB proceeds were used to repay a like amount of PCB principal that matured on January 1, 2003.

     In addition to the $151 million in cash and temporary cash investments, Oglethorpe had, at December 31, 2002, $94 million in other short-term investments which represents a portion of its general funds invested with an external fund manager. The funds are invested primarily in high-quality short-term notes and bonds with an average maturity of two years.

     Capital Requirements

     Capital Expenditures. As part of its ongoing capital planning, Oglethorpe forecasts expenditures required for generating facilities and other capital projects. The table below details these expenditure forecasts for 2003 through 2005. Actual construction costs may vary from the estimates listed below because of factors such as changes in business conditions, fluctuating rates of load growth, environmental requirements, design changes and rework required by regulatory bodies, delays in obtaining necessary regulatory approvals, construction delays, cost of capital, equipment, material and labor, and decisions whether to purchase or construct additional generation capacity.

                             Capital Expenditures(1)
                             (dollars in thousands)

          Existing     Environmental     Nuclear    General
Year    Generation(2)   Compliance        Fuel       Plant        Total
----    -------------   ----------        ----       -----        -----
2003      $ 22,000      $ 53,000       $ 48,000     $2,000      $125,000

2004        26,000         2,000         42,000      2,000        72,000

2005        23,000         5,000         48,000      2,000        78,000
--------------------------------------------------------------------------------
Total     $ 71,000      $ 60,000       $138,000     $6,000      $275,000
================================================================================

----------
(1) Excludes allowance for funds used during construction.
(2) Consists of replacements and additions to facilities in-service.

     Oglethorpe plans to acquire approximately 500 rail cars for coal transportation in 2003 at a cost of approximately $29 million and is currently analyzing whether to lease or purchase the rail cars. This planned expenditure is not reflected in the table above.

     Oglethorpe's investment in electric plant, net of depreciation, was approximately $3.2 billion as of December 31, 2002. Property additions during 2002 amounted to $100 million and were funded with funds from operations. These expenditures were primarily for additions and replacements to existing generation facilities, purchases of nuclear fuel and compliance with environmental regulations.

     Financing for Talbot EMC and Chattahoochee EMC. Thirty of Oglethorpe's Members formed Talbot EMC, a Georgia electric membership corporation, in 2001 to construct and own a six-unit gas-fired combustion turbine facility designed to provide 618 MW of capacity. Four of the six combustion turbines were placed in-service in June 2002, with the other two expected to be in-service by the summer of 2003.

     Twenty-eight of Oglethorpe's Members formed Chattahoochee EMC, a Georgia electric membership corporation, in 2001 to construct and own a gas-fired combined cycle facility designed to provide 468 MW of capacity. The combined cycle facility was placed in-service on February 15, 2003.

     The expected combined cost of constructing the six combustion turbines and the combined cycle facility totals approximately $600 million. Oglethorpe is providing loans to Talbot EMC and Chattahoochee EMC to fund, on an interim basis, approximately fifty percent of the cost of each facility. Oglethorpe is funding these loans under its commercial paper program, and at December 31, 2002, $298 million of commercial paper was outstanding for this purpose. The loans are included in Notes receivable on Oglethorpe's balance sheet.

     Two bridge loans are funding the remaining portion of the cost of constructing these facilities. The National Rural Utilities Cooperative Finance Corporation (CFC) is providing a $141 million bridge loan to Talbot EMC, and Pitney Bowes Credit Corporation is providing a $160 million bridge loan to Chattahoochee EMC. Oglethorpe's loans to Talbot EMC and Chattahoochee EMC are subordinated to the CFC and Pitney Bowes loans, respectively. Oglethorpe is providing a guarantee of the $160 million bridge loan to Chattahoochee EMC.

     In 2000, Oglethorpe submitted loan applications to RUS to provide permanent financing for these two facilities. The loan applications were initially submitted on behalf of either Oglethorpe or related entities that might ultimately own these facilities. During the process of evaluating the terms proposed by RUS for providing loans to Talbot EMC and Chattahoochee EMC, it was determined that the terms of the financing would be more favorable if Oglethorpe owned the facilities and obtained the RUS financing. In September 2002, RUS issued two RUS-guaranteed loan commitments totaling $589 million to Oglethorpe for these generating facilities. The proceeds from these RUS loans will first be used to repay the bridge loans and then to retire Oglethorpe's outstanding commercial paper.

     Concurrently with the funding of these loans, which is expected to occur in the second quarter of 2003, Oglethorpe will acquire the two generating facilities of Talbot EMC and Chattahoochee EMC. Oglethorpe's acquisition of the facilities is conditioned upon implementation of new arrangements among
Oglethorpe and the Members, including 1) limited amendments to the Wholesale Power Contracts that do not involve any change in the payment obligations of the Members and 2) other agreements as to the future provision of services to the Members by Oglethorpe. The definitive agreements regarding these new arrangements have been approved by the Members. Certain of the arrangements must be approved by RUS, prior to funding of the loans. RUS has indicated its satisfaction with these arrangements but is not expected to deliver its formal approval until the loans are funded.

     The acquisition of these generating facilities will increase Oglethorpe's assets and liabilities by approximately $600 million. The new debt will be secured under Oglethorpe's Mortgage Indenture. Since Oglethorpe's margin requirement is based on a ratio applied to interest charges incurred for debt secured under the Mortgage Indenture, the increase in debt will result in an increase in the margin requirement of less than $3 million in the first year of the loan. The increase in assets and debt will decrease Oglethorpe's equity to capitalization ratio and equity to asset ratio by approximately 3% and 2%, respectively.

     Contractual Obligations. In addition to the capital expenditures and interim financing for Talbot EMC and Chattahoochee EMC discussed above, the table below summarizes, as of December 31, 2002, Oglethorpe's contractual obligations for the periods indicated.

================================================================================

  Contractual                                         2008
  Obligations                                         and
As of 12/31/02      2003          2004-2007          beyond          Total
--------------------------------------------------------------------------------
Long-Term Debt    $123,197         $573,171        $2,262,826      $2,959,194

Capital Leases      44,322          177,202           419,399         640,923

Operating
Leases               2,877           11,757            35,108          49,742

Unconditional
Power Purchases     46,239          152,599           327,839         526,677

Rocky Mountain
Transactions (1)    72,698            NA                NA             72,698
--------------------------------------------------------------------------------
Total             $289,333         $914,729        $3,045,172      $4,249,234
================================================================================

1) Oglethorpe's balance sheet contains an identical asset representing a funding agreement entered into with a triple-A rated entity to fund this obligation. For additional information, see "Off-Balance Sheet Arrangements."

     Contingent Commitments. Oglethorpe is also liable, on a contingent basis, for certain other contractual obligations. In each case, another party is liable for these obligations, and Oglethorpe would be expected to pay only if the other party fails to satisfy the obligations. These obligations are not shown on Oglethorpe's balance sheet.

     Several of these contingent liabilities are in connection with Oglethorpe's transfer of the generation facilities under construction to Talbot EMC and Chattahoochee EMC and the related assignment of contracts. As discussed above, at the time the RUS loan is funded, the Talbot and Chattahoochee generation facilities will be acquired by Oglethorpe. At that point, the related contingent liabilities will become direct obligations of Oglethorpe.

     The contingent liabilities under construction contracts for Talbot EMC and Chattahoochee EMC were $15 million and $15 million, respectively, as of March 7, 2003. Substantially all of these amounts will be paid by the final acceptance of the respective facilities. As discussed above, bridge loans to Talbot EMC and Chattahoochee EMC are funding the remaining cost of construction.

     Oglethorpe also remains liable, on a contingent basis, for obligations under other operational agreements relating to the Chattahoochee EMC facility. The combined obligation under these agreements totals $54 million through 2004, and $20 million annually thereafter through approximately 2015.

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

     Off-Balance Sheet Arrangements. In December 1996 and January 1997, Oglethorpe entered into a total of six lease transactions relating to its 74.61% undivided interest in Rocky Mountain pumped storage hydroelectric project ("Rocky Mountain"). In each transaction, Oglethorpe leased a portion of its undivided interest in Rocky Mountain to an owner trust for the benefit of an investor for a term equal to 120% of the estimated useful life of Rocky Mountain, in exchange for one-time rental payments aggregating $794 million made at the time the leases were entered into. Each owner trust financed a portion of its payment to Oglethorpe through a loan from a bank. Immediately following the leases to the owner trusts, the owner trusts leased their undivided interests in Rocky Mountain to an Oglethorpe subsidiary, Rocky Mountain Leasing Corporation ("RMLC"), for a term of 30 years under separate leases (the "Facility Leases"). RMLC then subleased the undivided interests back to Oglethorpe for an identical term also under separate leases (the "Facility Subleases").

     Oglethorpe used a portion of the one-time rental payments paid to it by the owner trusts to acquire the capital stock of RMLC and to make a $698 million capital contribution to RMLC. RMLC in turn used the capital contribution to enter into payment undertaking agreements and funding agreements that provide for third parties (whose claims paying abilities or senior debt obligations are rated "AAA" by S&P and "Aaa" by Moody's) to pay substantially all of:

o    RMLC's periodic basic rent payments under the Facility Leases; and

o the fixed purchase price of the undivided interests in Rocky Mountain at the end of the terms of the Facility Leases if Oglethorpe causes RMLC to exercise its option to purchase these interests at that time.

     As a result of these lease transactions, after making the capital contribution to RMLC, Oglethorpe had $92 million remaining of the amount paid by the owner trusts which it used to prepay FFB indebtedness while retaining possession of, and entitlement to, its portion of the output of Rocky Mountain.

     The Facility Subleases require Oglethorpe to make semi-annual rental payments to RMLC. In turn, RMLC is required to make equal rental payments to the owner trusts under the Facility Leases. In 2002, the amount of the rental payments under the Facility Subleases and Facility Leases each totaled $49 million. The payment undertaking agreements require the other party (the
"payment undertaker") to pay the rent payments directly to the lender of the owner trust in satisfaction of RMLC's rent payment obligation under the Facility Lease and the applicable owner trust's repayment obligation under the loan to it. Because RMLC funds these rent payments through the payment undertaking agreements, RMLC returns to Oglethorpe amounts received by it pursuant to the Facility Subleases. RMLC remains liable for all rental payments under the Facility Leases if the payment undertaker fails to make such payments, although the owner trusts have agreed to use due diligence to pursue the payment undertaker before pursuing payment from RMLC or Oglethorpe.

     As a wholly owned subsidiary of Oglethorpe, the financial condition and results of operations of RMLC are fully consolidated into Oglethorpe's financial statements. The financial statements of RMLC and Oglethorpe do not reflect the payment undertaking agreements, the payments made by the payment undertaker or the payment of rent under the Facility Subleases or Facility Leases. At December 31, 2002, if RMLC's rent payment obligations under the Facility Leases and RMLC's interests in the related payment undertaking agreements were reflected on the financial statements of RMLC and Oglethorpe, both amounts would equal $705 million.

     At the end of the term of each Facility Lease, Oglethorpe has the option to cause RMLC to purchase any owner trust's undivided interests in Rocky Mountain at fixed purchase option prices that aggregate $1.088 billion for all six Facility Leases. The payment undertaking agreements and funding agreements would fund $716 million and $372 million of this amount, respectively, and these amounts would be paid to the owner trusts over five installments in 2027. If Oglethorpe does not elect to cause RMLC to purchase any owner trust's undivided interest in Rocky Mountain, GPC has an option to purchase that undivided interest.

     If Oglethorpe returns through RMLC any undivided interest in Rocky Mountain to an owner trust, that owner trust has several options it can elect. Each of these options is structured to assure that the owner trust's net economic benefit will be no less than if RMLC had purchased that undivided interest in Rocky Mountain under the purchase option set forth in the applicable Facility Lease. The options available to the owner trust include:

o causing RMLC and Oglethorpe to renew the related Facility Lease and Facility Sublease for up to an additional 16 years and provide collateral satisfactory to the owner trusts,

o leasing its undivided interest to a third party under a replacement lease, or

o    retaining the undivided interest for its own benefit.

     Under the first two of these options Oglethorpe must arrange new financing for the outstanding loans to the owner trusts. The aggregate amount of the outstanding loans to all of the owner trusts at the end of the term of the Facility Leases is anticipated to be $666 million. If new financing cannot be arranged, the owner trusts can ultimately cause Oglethorpe to purchase 49%, in the case of the first option above, or all, in the case of the second option above, of the debt or cause RMLC to exercise its purchase option or RMLC and Oglethorpe to renew the Facility Leases and Facility Subleases, respectively.

     Liquidity and Sources of Capital

     Sources of Capital. Oglethorpe has obtained the majority of its long-term financing from RUS guaranteed loans funded by FFB. Oglethorpe has also obtained a substantial portion of its long-term financing requirements from the issuance of PCBs.

     In addition, Oglethorpe's operations have consistently provided a sizable contribution to its funding of capital requirements, such that internally generated funds have provided interim funding or long-term capital for nuclear fuel reloads, general plant facilities, replacements and additions to existing facilities, and retirement of long-term debt. Oglethorpe anticipates that it will continue to meet these types of capital requirements through 2005 primarily with funds generated from operations and, if necessary, with short-term borrowings. However, in the future Oglethorpe may also pursue long-term financing for these types of capital expenditures. In addition, Oglethorpe may finance some of its prior and future environmental-related capital expenditures by issuing long-term debt, some of which may be tax-exempt.

     As discussed above, Oglethorpe is currently providing interim financing, through its commercial paper program, for approximately fifty percent of the cost of the new generation facilities owned by Talbot EMC and Chattahoochee EMC. This interim financing will remain in place until permanent funding under the RUS loan commitments is obtained, which is expected to occur in the second quarter of 2003.

     To meet short-term cash needs and liquidity requirements, Oglethorpe had, as of December 31, 2002, (i) approximately $151 million in cash and temporary cash investments, (ii) $94 million in other short-term investments and (iii) up to $72 million available under the following committed credit facilities:

--------------------------------------------------------------------------------
Committed Short-Term          Authorized          Available          Expiration
Credit Facilities               Amount             Amount               Date
--------------------------------------------------------------------------------
                                            (dollars in millions)
Line of credit
supporting commercial
paper                           $320(1)             $22               9/24/03

 CFC Line of credit             $ 50                $50               8/14/03

--------------------------------------------------------------------------------
1) Amount reduces to $290 million by June 30, 2003

     Under its commercial paper program, Oglethorpe may issue commercial paper not to exceed the amount of the backup line of credit facility, thereby providing 100% credit support. The current $320 million line of credit facility is provided by a group of six banks that was syndicated by Bank of America. Along with the CFC line of credit, the facility supporting the commercial paper may also be used for general working capital needs.

     The commercial paper line of credit facility is structured such that the commitment amount is reduced to $290 million upon the earlier to occur of (i) June 30, 2003, or (ii) receipt by Oglethorpe of funds totaling $350 million under the RUS loans for the Talbot and Chattahoochee generating facilities. As discussed above, Oglethorpe anticipates that the RUS will provide this funding prior to June 30, 2003. If the committed amount is reduced before the funding of the RUS loans, Oglethorpe would use its cash or another line of credit to fund the difference between the amount of its outstanding loans to Talbot EMC and Chattahoochee EMC and the reduced availability of commercial paper. This amount would be approximately $10 million.

     Liquidity Covenants. Oglethorpe currently has three financial agreements in place which contain liquidity covenants. These agreements include interest rate swaps relating to two PCB transactions and the Rocky Mountain lease transactions. The amount of liquidity required under these agreements was $76 million as of December 31, 2002, and Oglethorpe had sufficient liquidity to satisfy these requirements.

     Credit Rating Risk

     Oglethorpe has financial agreements and commercial contracts containing provisions which, upon a credit rating downgrade below specified levels, may require the posting of collateral (in the form of either letters of credit, surety bonds or cash) or termination of the agreement. The table below sets forth Oglethorpe's current ratings and the more significant ratings triggers contained in Oglethorpe's agreements and contracts.

                                S&P      Moody's   Fitch
--------------------------------------------------------------------------------
Oglethorpe Ratings
     Senior Secured             A        A3        A
     Senior Unsecured           NRA(1)   Baa1(2)   NRA(1)
     Short-term                 A-1      P-2       F-1
--------------------------------------------------------------------------------
Rating Triggers
  Interest Rate Swaps
    Senior Secured              BBB-     Baa3      NA (3)
 Rocky Mountain Lease
    Senior Secured              BBB      Baa2      BBB
    Senior Unsecured            BBB-     Baa3      BBB-
Morgan Stanley Power Mar-
 Keting Agreement
     Senior Secured             BBB+     Baa1      BBB+
--------------------------------------------------------------------------------
1) NRA = no rating assigned
2) Moody's also assigns Oglethorpe an "Issuer Rating" of Baa1
3) NA = rating not included as a trigger in agreement

     Under the interest rate swap arrangements, if Oglethorpe's rating from Standard & Poor's or Moody's falls below the levels shown in the table above, the swap counterparty has the option of 1) making swap payments based on an index rather than the actual variable rate on the bonds, or 2) causing an early termination of the swaps. In the event of a termination, either party could owe the other party a termination payment depending on the market value of the swap position. Oglethorpe estimates that as of December 31, 2002, a termination of the swap would require Oglethorpe to make a termination payment of approximately $58 million. Except in situations where Oglethorpe voluntarily elects to terminate the interest rate swaps early, Oglethorpe has the right to pay a termination payment due to the swap counterparty over a term of up to five years.

     Provisions in the Rocky Mountain lease transactions could require Oglethorpe to put up additional surety bonds or letters of credit in the amount of $50 million if Oglethorpe fails to maintain at least two of the three ratings shown in the table above or if it fails to maintain $50 million in liquidity.

     Under the Morgan Stanley power marketing arrangements, which expire March 31, 2005, Oglethorpe could be required to provide credit assurance up to $45 million if Oglethorpe fails to maintain at least two of the three ratings shown in the table above.

     Provisions in other loan and power purchase agreements of Oglethorpe contain covenants based on credit ratings that could result in increased interest rates or restrictions on issuing debt, or could require Oglethorpe to give performance assurances, but would not result in acceleration of any obligations or termination of any agreements. The ratings triggers in these agreements are at or below the minimum levels required by the agreements reflected in the table above.

     Given its current level of ratings, Oglethorpe's management does not believe that the rating triggers contained in any of its agreements and contracts will have a material adverse effect on its results of operations or financial condition. However, Oglethorpe's ratings reflect the views of the rating agencies and not of Oglethorpe, and therefore Oglethorpe cannot give any assurance that its ratings will be maintained at current levels for any period of time.

     Refinancing Transactions

     Oglethorpe has a program under which it is refinancing, on a continued tax-exempt basis, the annual principal maturities of serial bonds and the annual sinking fund payments of term bonds originally issued on behalf of Oglethorpe by various county development authorities. The refinancing of these PCB principal maturities allows Oglethorpe to preserve a low-cost source of financing. To date, Oglethorpe has refinanced approximately $164 million under this program, including $31 million of PCB principal that matured on January 1, 2003. Oglethorpe plans to continue this refinancing program through at least 2007, covering an additional $141 million in PCB principal maturities.

     Under an indemnity agreement executed in connection with GTC's assumption of PCB indebtedness in the 1997 corporate restructuring, GTC is entitled to participate in any refinancing of this PCB debt by Oglethorpe by agreeing to assume a portion of the refinancing debt. However, to-date GTC has agreed not to participate in Oglethorpe's refinancing of the PCB principal maturities. Pursuant to this agreement, Oglethorpe provided a discount of approximately $1.5 million and received cash of $3.6 million on the $5.1 million due from GTC in connection with the principal payments due January 1, 2003. GTC has also elected not to participate in the refinancing of the PCB principal maturities through 2007.

     Oglethorpe issued $92 million of tax-exempt PCBs in October 2002 to refinance two medium-term loans, one from CoBank and one from CFC, of $46 million each. Proceeds from the medium-term loans were used to legally defease $92 million of Series 1992 tax-exempt PCB's in connection with Oglethorpe's corporate restructuring in 1997. The funds from the defeasance were put into an escrow account, and the remaining amounts in escrow at January 1, 2003 were used to fully redeem the outstanding Series 1992 PCBs.

     The average interest rate on long-term debt, capital lease obligations and notes payable was 5.33% at December 31, 2002.

     Other Planned Financings

     Oglethorpe is currently considering a financing in 2003 of approximately $100 million of capital expenditures previously made or to be made in complying with environmental regulations at its fossil and nuclear facilities. A small portion of this amount may be eligible to finance as tax-exempt PCBs, with the remainder financed as taxable debt. If issued, this debt will be secured under the Mortgage Indenture.


Miscellaneous

     Competition

     The electric utility industry in the United States continues to undergo fundamental changes. These changes have been promoted by several factors, including:

o    the Energy Policy Act of 1992;

o Federal Energy Regulatory Commission ("FERC") policies regarding mergers, transmission access and pricing, regional transmission organizations and electricity market design;

o    federal and state deregulation initiatives;

o    consolidation and mergers of electric utilities;

o    credit quality of utilities and power marketers;

o    difficulties in the development of efficient energy trading markets;

o    the presence of power marketers and independent power producers;

o generation surpluses and deficits and transmission constraints in certain regional markets;

o    improvements in generation technology.

     Oglethorpe is not obligated to provide all of the Members' requirements and the Members have the option to satisfy all or a portion of their existing Oglethorpe purchase obligations from other suppliers. As a consequence of Members' exercise of options under the Wholesale Power Contracts, Oglethorpe is not currently engaged in long-term resource procurement for any Member other than in connection with the anticipated acquisition of the Talbot EMC and Chattahoochee EMC generation facilities. A number of Members have entered into long-term contracts with third parties for all of their future requirements. Accordingly, Oglethorpe does not expect to have significant direct exposure to future changes in electricity prices or competition from other wholesale suppliers.

     Recently, many power marketers and traders have experienced financial difficulties, which has reduced the liquidity of electric energy markets. Oglethorpe has not suffered any material adverse effect in the energy trading it conducts through ACES Power Marketing on behalf of Members that participate in Oglethorpe's pool. Some of the Members may, however, have exposure to increased market prices due to these developments.

     Some states have implemented varying forms of retail competition among power suppliers. No legislation related to retail competition has yet been enacted in Georgia, and no bill is currently pending in the Georgia legislature which would amend the Georgia Territorial Electric Service Act (the "Territorial Act") or otherwise affect the exclusive right of the Members to supply power to their current service territories. The GPSC does not have the authority under

Georgia law to order retail competition or amend the Territorial Act.

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

     Oglethorpe and/or the Members continue to consider a wide array of other potential actions to meet future power supply needs, to reduce costs, to reduce risks of the increasingly competitive generation business and to respond more effectively to increasing competition. Alternatives that could be considered include:

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

o ways to extend the maturity of RUS-guaranteed indebtedness in connection with extension(s) of plant operating licenses;

o    the potential to prepay debt;

o the effects of proliferation of non-core services offered by electric utilities; and

o other regulatory and business changes that may affect relative values of generation classes or have impacts on the electric industry.

Such  consideration  necessarily would take account of and are subject to legal,
regulatory  and  contractual   (including   financing  and  plant   co-ownership
arrangements) considerations.

     Many Members are also providing or considering proposals to provide non-traditional products and services such as telecommunications and other services. In 2002, the Georgia legislature enacted legislation empowering the GPSC to authorize Member affiliates to market natural gas. The GPSC is required to condition such authorization on terms designed to ensure that cross-subsidizations do not occur between the electricity services of a Member and the gas activities of its gas affiliates.

     Depending on the nature of future competition in Georgia, there could be reasons for the Members to separate their physical distribution business from their energy business, or otherwise restructure their current businesses to operate more effectively under retail competition.

     Oglethorpe will continue to consider industry trends and developments, but cannot predict at this time the results of these matters or any action Oglethorpe might take based thereon.

     Other New Accounting Pronouncements

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" (SFAS No. 4), which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," which requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations, will now be applied. SFAS No. 71 permits Oglethorpe to record gains and losses from early extinguishment of debt as regulatory assets and regulatory liabilities. Oglethorpe anticipates that any future gains and losses from early extinguishment of debt will be recorded as regulatory assets and regulatory liabilities. Oglethorpe is required to adopt SFAS No. 145 effective January 1, 2003.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities"(SFAS No.146), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring" (EITF 94-3). The principal difference between SFAS No. 146 and EITF 94-3 relates to SFAS No. 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as generally defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. Oglethorpe is required to adopt SFAS No. 146 effective January 1, 2003. This pronouncement currently does not affect Oglethorpe's financial statements.

     Inflation

     As with utilities generally, inflation has the effect of increasing the cost of Oglethorpe's operations and construction program. Operating and construction costs have been less affected by inflation over the last few years because rates of inflation have been relatively low.

     Forward-Looking Statements and Associated Risks

     This Annual Report on Form 10-K contains forward-looking statements, including statements regarding, among other items, (i) anticipated trends in Oglethorpe's business, (ii) Oglethorpe's and the Members' future power supply requirements, resources and arrangements and (iii) disclosures regarding market risk included in Item 7A. Some forward-looking statements can be identified by use of terms such as "may," "will," "expects," "anticipates," "believes," "intends," "projects," "plans" or similar terms. These forward-looking statements are based largely on Oglethorpe's current expectations and are subject to a number of risks and uncertainties, some of which are beyond Oglethorpe's control. For some of the factors that could cause actual results to differ materially from those anticipated by these forward-looking statements, see "Summary of Critical Accounting Policies and Cooperative Operations" and "Miscellaneous-Competition" herein and "FACTORS AFFECTING THE ELECTRIC UTILITY INDUSTRY" in Item 1. In light of these risks and uncertainties, Oglethorpe can give no assurance that events anticipated by the forward-looking statements contained in this Annual Report will in fact transpire.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Oglethorpe is exposed to market risk, including changes in interest rates, in the value of equity securities, and in the market price of electricity. Oglethorpe's use of derivative financial or commodity instruments is for the purpose of mitigating business risks and is not for speculative purposes.

     Oglethorpe's Risk Management Committee provides general management oversight and policy decision over all risk management activities, including commodity trading, fuels management, insurance, debt management and investment portfolio management. The committee consists of senior executive officers, including the Chief Executive Officer and the Chief Operating Officer. The committee has implemented a comprehensive risk management policy, which includes authority limits and credit policies. The committee regularly meets, reviews risk management reports and reports activities to the Audit Committee of the Board of Directors.

     Interest Rate Risk

     Oglethorpe is exposed to the risk of changes in interest rates due to the significant amount of financing obligations it has entered into, including fixed and variable rate debt and interest rate swap transactions. Oglethorpe's objective in managing interest rate risk is to maintain a balance of fixed and variable rate debt that will lower its overall borrowing costs within reasonable risk parameters. As part of this debt management strategy, Oglethorpe has a guideline of having between 15% and 30% variable rate debt to total debt. At December 31, 2002, Oglethorpe had 23% of its debt in a variable rate mode. The amount of variable rate debt is expected to decrease to approximately 13% when the RUS-guaranteed loans fund the acquisition of the Talbot EMC and Chattahoochee EMC generation facilities and Oglethorpe uses the proceeds to retire commercial paper, which is expected to occur in the second quarter of 2003.

     The table below details Oglethorpe's existing debt instruments and provides the fair value at December 31, 2002, the outstanding balance at the beginning and end of each year and the annual principal maturities and associated average interest rates.




                                                            (dollars in thousands)
                            Fair Value                                       Cost
                            ----------     ------------------------------------------------------------------------------------
                               2002            2003            2004          2005         2006          2007        Thereafter
                               ----            ----            ----          ----         ----          ----        ----------
Fixed Rate Debt
Beginning of year                          $ 2,186,016     $ 2,071,836   $ 1,951,023   $ 1,820,377   $ 1,684,081   $ 1,539,888
Maturities                                    (114,180)       (120,813)     (130,646)     (136,296)     (144,193)
                                           -----------     -----------   -----------   -----------   -----------
End of year                 $ 2,657,314    $ 2,071,836     $ 1,951,023   $ 1,820,377   $ 1,684,081   $ 1,539,888
                                           -----------     -----------   -----------   -----------   -----------
Average interest rate(1)                          6.02%           6.04%         6.06%         6.08%         6.11%         6.47%

Variable Rate Debt
Beginning of year                          $   521,758     $   517,625   $   513,471   $   509,293   $   505,088   $   500,853
Maturities                                      (4,133)         (4,154)       (4,178)       (4,205)       (4,235)
                                           -----------     -----------   -----------   -----------   -----------
End of year                 $   469,245    $   517,625     $   513,471   $   509,293   $   505,088   $   500,853
                                           -----------     -----------   -----------   -----------   -----------
Average interest rate(1)(2)                       4.41%           4.58%         4.58%         4.79%         4.79%         3.94%

Interest Rate Swaps
Beginning of year                          $   251,420     $   246,536   $   241,315   $   238,343   $   232,191   $   222,086
Maturities                                      (4,884)         (5,221)       (2,972)       (6,152)      (10,105)
                                           -----------     -----------   -----------   -----------   -----------
End of year                 $   251,420    $   246,536     $   241,315   $   238,343   $   232,191   $   222,086
                                           -----------     -----------   -----------   -----------   -----------
Average interest  rate(1)                         5.83%           5.83%         5.67%         5.83%         5.77%         5.80%
Unrealized loss on swaps    $   (58,443)

----------

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

     Under the swap arrangements, Oglethorpe is obligated to make periodic payments to AIG-FP based on a notional principal amount equal to the aggregate principal amount of the bonds outstanding during the period and a contractual fixed rate ("Fixed Rate"), and AIG-FP is obligated to make periodic payments to Oglethorpe based on a notional principal amount equal to the aggregate principal amount of the bonds outstanding during the period and a variable rate equal to the variable rate of interest accruing on the bonds during the period ("Variable Rate"). These payment obligations are netted, such that if the Variable Rate is less than the Fixed Rate, Oglethorpe makes a net payment to AIG-FP. Likewise, if the Variable Rate is higher than the Fixed Rate, Oglethorpe receives a net payment from AIG-FP. Thus, although changes in the Variable Rate affect whether Oglethorpe is obligated to make payments to AIG-FP or is entitled to receive payments from AIG-FP, the effective interest rate Oglethorpe pays with respect to the PCBs is not affected by changes in interest rates. The Fixed Rate for the $200 million of variable rate bonds issued in 1993 is 5.67% and the Fixed Rate for the $122 million of variable rate bonds issued in 1994 is 6.01%. At December 31, 2002, the bonds issued in 1993 carried a variable rate of interest of 1.5% and the bonds issued in 1994 carried a variable rate of interest of 1.6%. For the three years ended December 31, 2000, 2001 and 2002, Oglethorpe has made in connection with both interest rate swap arrangements combined net swap payments to AIG-FP (net of amounts assumed by GTC) of $4.3 million, $8.1 million and $11.2 million, respectively.

     The swap arrangements extend for the life of these PCBs. If the swap arrangements were to be terminated while the PCBs are still outstanding, Oglethorpe or AIG-FP may owe the other party a termination payment depending on a number of factors, including whether the fixed rate then being offered under comparable swap arrangements is higher or lower than the Fixed Rate. Under the terms of the swap agreements, AIG-FP has limited rights to terminate the swaps only upon the occurrence of specified events of default or a reduction in ratings on Oglethorpe's PCBs, without credit enhancement, to a level that is below investment grade. Oglethorpe estimates that its maximum aggregate liability (net of GTC's assumed percentage) for termination payments under both swap arrangements had such payments been due on December 31, 2002 would have been approximately $58 million. Except in situations where Oglethorpe voluntarily elects to terminate the interest rate swaps early, Oglethorpe has the right to a term-out of any termination payment due to the swap counterparty for a term of up to five years.

     Capital Leases

     In December 1985, Oglethorpe sold and subsequently leased back from four purchasers its 60% undivided ownership interest in Scherer Unit No. 2. The capital leases provide that Oglethorpe's rental payments vary to the extent of interest rate changes associated with the debt used by the lessors to finance their purchase of undivided ownership shares in the unit. The debt currently consists of $169,185,000 in serial facility bonds due June 30, 2011 with a 6.97% fixed rate of interest.

     Oglethorpe entered into a power purchase and sale agreement with Doyle I, LLC (Doyle Agreement) to purchase all of the output from a five-unit gas-fired generation facility. The Doyle Agreement is reported on Oglethorpe's balance sheet as a capital lease. The lease payments vary to the extent the interest rate on the lessor's debt varies from 6.00%. At December 31, 2002, the weighted average interest rate on the lease obligation was 6.61%.

Equity Price Risk

     Oglethorpe maintains trust funds, as required by the NRC, to fund certain costs of nuclear decommissioning. (See Note 1 of Notes to Financial Statements.) As of December 31, 2002, these funds were invested primarily in U.S. Government and corporate debt securities and asset-backed securities and domestic equity securities. By maintaining a portfolio that includes long-term equity investments, Oglethorpe intends to maximize the returns to be utilized to fund nuclear decommissioning, which in the long-term will better correlate to inflationary increases in decommissioning costs. However, the equity securities included in Oglethorpe's portfolio are exposed to price fluctuation in equity markets. A 10% decline in the value of the fund's equity securities as of December 31, 2002 would result in a loss of value to the fund of approximately $7 million. Oglethorpe actively monitors its portfolio by benchmarking the performance of its investments against certain indexes and by maintaining, and periodically reviewing, established target allocation percentages of the assets in its trusts to various investment options. Because realized and unrealized gains and losses from investment securities held in the decommissioning fund are directly added to or deducted from the decommissioning reserve, fluctuations in equity prices do not affect Oglethorpe's net margin in the short-term.

Commodity Price Risk

     Electricity

     The market price of electricity is subject to price volatility associated with changes in supply and demand in electricity markets. Oglethorpe's exposure to electricity price risk relates to managing the supply of energy to the Members. To secure a firm supply of electricity and to limit price volatility associated with electricity purchases, Oglethorpe has taken several actions. Oglethorpe obtains substantially all of the power it supplies to the Members from a combination of generating plants and power purchased under long-term contracts with power marketers and other power suppliers. Therefore, only a small percentage of Oglethorpe's requirements is purchased in the short-term market, and further only a small portion of these requirements is covered by derivative commodity instruments. Oglethorpe enters into short-term options and forward contracts for the delivery of energy on behalf of Members that participate in Oglethorpe's pool. Oglethorpe's market price risk exposure on these instruments is not material. See "OGLETHORPE POWER Corporation--Expected Facilities Acquisitions, RUS Loans And Other New Arrangements" in Item 1.

     Coal

     Oglethorpe is also exposed to risks of changing prices for fuels, including coal and natural gas. Oglethorpe has interests in 1,501 MW of coal-fired capacity (Plants Scherer and Wansley). Oglethorpe purchases coal under long-term contracts and in spot-market transactions. Oglethorpe's long-term coal contracts provide volume flexibility and fixed prices. Oglethorpe anticipates that its existing long-term contracts will provide fixed prices for substantially all of its coal requirements for Plant Wansley through 2005. Additionally, such contracts will provide about 50% of the forecasted coal requirements for Plant

Scherer in 2004 and 2005 and all of the expected requirements for Plant Scherer in 2003.

     The objective of Oglethorpe's coal procurement strategy is to ensure reliable coal supply and some price stability for the Members. Its strategy focuses on hedging requirements over a three-year time horizon, but permits opportunities to make purchases up to six years into the future. The procurement guidelines provide for layering in fixed prices by annually entering into forward contracts for between 25% and 35% of the forecasted requirements, for a rolling three-year period.

     Natural Gas

     Oglethorpe has two power purchase contracts under which approximately 625 MW of capacity and associated energy is supplied by gas-fired facilities, the power purchase contracts with Doyle I (which Oglethorpe treats as a capital lease) and Hartwell. Under these contracts, Oglethorpe is exposed to variable energy charges, which incorporate each facility's actual operation and maintenance and fuel costs. Oglethorpe has the right to purchase natural gas for the Doyle and Hartwell facilities and exercises this right from time to time to actively manage the cost of energy supplied from these contracts and the underlying natural gas price and operational risks.

     In providing operation management services for Smarr EMC, Oglethorpe purchases natural gas, including transportation and other related services, on behalf of Smarr EMC and ensures that the Smarr facilities have fuel available for operations. Oglethorpe is providing similar services for Talbot EMC and Chattahoochee EMC. (See "OGLETHORPE POWER CORPORATION--Expected Facilities
Acquisitions, RUS Loans And Other New Arrangements" and "THE MEMBERS AND THEIR POWER SUPPLY RESOURCES--Member Power Supply Resources" in Item 1 and "PROPERTIES--Generating Facilities" and "--Fuel Supply" in Item 2.)

     Oglethorpe has entered into natural gas swap arrangements (1) to manage its exposure to fluctuations in the market price of natural gas related to Oglethorpe resources and (2) to assist Members in managing such exposure related to Smarr EMC, Talbot EMC and Chattahoochee EMC. Under these swap agreements, Oglethorpe pays the counterparty contractually a fixed price for specified natural gas quantities and receives a payment for such quantities based on a market price index. These payment obligations are netted, such that if the market price index is lower than the fixed price, Oglethorpe will make a net payment, and if the market price index is higher than the fixed price, Oglethorpe will receive a net payment. If the natural gas swaps had been terminated at December 31, 2002, Oglethorpe would have received a net payment of $972,000 on the portion of the natural gas swaps related to Oglethorpe resources. This amount does not include a net payment of $3,011,000 that Oglethorpe would have received for the portion of the natural gas swaps related to Smarr EMC, Talbot EMC and Chattahoochee EMC. Oglethorpe remains fully obligated for any payments due under the swaps related to Smarr EMC, Talbot EMC and Chattahoochee EMC, but is entitled to recover such amounts from Smarr EMC, Talbot EMC and Chattahoochee EMC. Oglethorpe's market price risk exposure on these agreements is not material. Oglethorpe expects to continue to manage exposures to natural gas price risks only for a few of its Members that have elected to receive such services.

     ACES Power Marketing

     Oglethorpe has a service agreement with ACES Power Marketing ("APM") under which APM acts as Oglethorpe's agent in the purchase and sale of short-term wholesale power on behalf of Members that participate in the Oglethorpe capacity and energy pool. (See "OGLETHORPE'S POWER SUPPLY RESOURCES--Capacity and Energy Pool" in Item 1.) APM also provides related risk management services. APM is subject to Oglethorpe's risk management policies, including trading authority limits. APM is an organization owned by several generation and transmission cooperatives (including Oglethorpe) that provides energy trading and natural gas management services to rural electric cooperatives and others.

     Oglethorpe has an additional service agreement with APM under which APM provides services related to natural gas planning and procurement and acts as

Oglethorpe's agent for executing emergency system balancing transactions.

Changes in Risk Exposure

     Oglethorpe's exposure to changes in interest rates, the price of equity securities it holds, and commodity prices have not changed materially from the previous reporting period. Oglethorpe is not aware of any facts or circumstances that would significantly impact these exposures in the near future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          Index To Financial Statements
                                                                          Page
Statements of Revenues and Expenses,
   For the Years Ended December 31, 2002, 2001 and 2000..................   53
Balance Sheets, As of December 31, 2002 and 2001.........................   54
Statements of Capitalization, As of December 31, 2002 and 2001...........   56
Statements of Cash Flows,
   For the Years Ended December 31, 2002, 2001 and 2000 .................   57
Statements of Patronage Capital and Membership Fees
   and Accumulated Other Comprehensive Margin
   For the Years Ended December 31, 2002, 2001 and 2000 .................   58
Notes to Financial Statements............................................   59
Report of Management.....................................................   72
Report of Independent Accountants........................................   72

                      [This Page Intentionally Left Blank]

STATEMENTS OF REVENUES AND EXPENSES

For the years ended December 31, 2002, 2001 and 2000

                                                                                            (dollars in thousands)
                                                                                 2002                2001                 2000
====================================================================================================================================
Operating revenues (Note 1):
     Sales to Members                                                         $ 1,127,519         $ 1,080,478          $ 1,146,064
     Sales to non-Members                                                          35,802              58,811               53,333
------------------------------------------------------------------------------------------------------------------------------------
Total operating revenues                                                        1,163,321           1,139,289            1,199,397
------------------------------------------------------------------------------------------------------------------------------------
Operating expenses:
     Fuel                                                                         225,008             221,449              230,729
     Production                                                                   232,312             218,480              220,221
     Purchased power (Note 9)                                                     357,491             414,382              377,805
     Depreciation and amortization                                                140,058             133,731              143,703
     Income taxes (Note 3)                                                            -               (63,485)                 -
------------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                          954,869             924,557              972,458
------------------------------------------------------------------------------------------------------------------------------------
Operating margin                                                                  208,452             214,732              226,939
------------------------------------------------------------------------------------------------------------------------------------
Other income (expense):
     Investment income                                                             23,787              32,113               44,489
     Amortization of deferred gains (Notes 1 and 4)                                 2,475               2,475                2,475
     Amortization of net benefit of sale of income
         tax benefits (Note 1)                                                      5,188              11,195               11,195
     Allowance for equity funds used during
         construction (Note 1)                                                        452                 290                  204
     Other                                                                          4,009               5,272                4,068
------------------------------------------------------------------------------------------------------------------------------------
Total other income                                                                 35,911              51,345               62,431
------------------------------------------------------------------------------------------------------------------------------------
Interest charges:
     Interest on long-term debt and capital leases                                205,360             220,525              227,877
     Other interest                                                                10,594              10,839               21,954
     Allowance for debt funds used during construction (Note 1)                    (3,152)             (2,786)              (1,930)
     Amortization of debt discount and expense                                     14,021              19,082               21,491
------------------------------------------------------------------------------------------------------------------------------------
Net interest charges                                                              226,823             247,660              269,392
------------------------------------------------------------------------------------------------------------------------------------
Net margin                                                                    $    17,540         $    18,417          $    19,978
====================================================================================================================================

The accompanying notes are an integral part of these financial statements.

BALANCE SHEETS
December 31, 2002 and 2001

                                                                                                       (dollars in thousands)
                                                                                                     2002                   2001
===================================================================================================================================
Assets
Electric plant (Notes 1, 4 and 6):
     In service                                                                                  $ 5,030,333            $ 5,029,192
     Less: Accumulated provision for depreciation                                                 (1,983,950)            (1,881,918)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                   3,046,383              3,147,274
     Nuclear fuel, at amortized cost                                                                  77,247                 77,360
     Construction work in progress                                                                    69,282                 38,564
-----------------------------------------------------------------------------------------------------------------------------------
Total electric plant                                                                               3,192,912              3,263,198
-----------------------------------------------------------------------------------------------------------------------------------
Investments and funds (Notes 1 and 2):
     Decommissioning fund, at market                                                                 154,061                150,668
     Deposit on Rocky Mountain transactions, at cost                                                  72,698                 68,032
     Bond, reserve and construction funds, at market                                                  26,505                 28,691
     Investment in associated companies, at cost                                                      28,244                 22,918
-----------------------------------------------------------------------------------------------------------------------------------
Total investments and funds                                                                          281,508                270,309
-----------------------------------------------------------------------------------------------------------------------------------
Current assets:
     Cash and temporary cash investments, at cost (Note 1)                                           151,311                275,786
     Other short-term investments, at market                                                          94,301                 88,589
     Receivables                                                                                      91,798                 73,039
     Inventories, at average cost (Note 1)                                                            83,219                 81,768
     Notes receivable (Note 5)                                                                       310,662                340,396
     Prepayments and other current assets                                                              3,841                  4,346
-----------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                                 735,132                863,924
-----------------------------------------------------------------------------------------------------------------------------------
Deferred charges:
     Premium and loss on reacquired debt, being amortized (Note 5)                                   151,118                162,690
     Deferred amortization of capital leases (Note 4)                                                109,567                107,254
     Deferred debt expense, being amortized (Note 1)                                                  18,376                 16,475
     Deferred nuclear outage costs, being amortized (Note 1)                                          22,778                 17,313
     Other                                                                                             7,160                 11,668
-----------------------------------------------------------------------------------------------------------------------------------
Total deferred charges                                                                               308,999                315,400
-----------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                     $ 4,518,551            $ 4,712,831
===================================================================================================================================

The accompanying notes are an integral part of these financial statements.

BALANCE SHEETS


                                                                                                            (dollars in thousands)
                                                                                                          2002                2001
====================================================================================================================================
Equity and Liabilities
Capitalization (see accompanying statements):
     Patronage capital and membership fees (Note 1)                                                   $  371,818          $  367,668
     Long-term debt                                                                                    2,835,997           2,929,316
     Obligation under capital leases (Note 4)                                                            358,676             373,837
     Obligation under Rocky Mountain transactions                                                         72,698              68,032
------------------------------------------------------------------------------------------------------------------------------------
Total capitalization                                                                                   3,639,189           3,738,853
------------------------------------------------------------------------------------------------------------------------------------
Current liabilities:
     Long-term debt and capital leases due within one year (Note 5)                                      140,241             127,621
     Accounts payable                                                                                     53,283              68,023
     Notes payable (Note 5)                                                                              297,776             353,680
     Power marketer reserve (Note 9)                                                                           -              36,000
     Accrued interest                                                                                      6,958               7,793
     Other current liabilities                                                                            13,267              16,461
------------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                                511,525             609,578
------------------------------------------------------------------------------------------------------------------------------------
Deferred credits and other liabilities:
     Gain on sale of plant, being amortized (Note 4)                                                      48,383              50,858
     Net benefit of sale of income tax benefits, being amortized (Note 1)                                      -               2,002
     Net benefit of Rocky Mountain transactions, being amortized (Note 1)                                 76,448              79,633
     Decommissioning reserve (Note 1)                                                                    166,299             174,506
     Interest rate swap arrangements (Note 2)                                                             58,443              36,859
     Other                                                                                                18,264              20,542
------------------------------------------------------------------------------------------------------------------------------------
Total deferred credits and other liabilities                                                             367,837             364,400
------------------------------------------------------------------------------------------------------------------------------------
Total equity and liabilities                                                                          $4,518,551          $4,712,831
====================================================================================================================================
Commitments and Contingencies (Notes 1, 5 and 9)
------------------------------------------------------------------------------------------------------------------------------------

STATEMENTS OF CAPITALIZATION
December 31, 2002 and 2001

                                                                                                          (dollars in thousands)
                                                                                                           2002            2001
====================================================================================================================================
Long-term debt (Note 5):
     Mortgage notes payable to the Federal Financing Bank (FFB) at interest rates varying from 2.81% to 8.43% (average rate of 6.34% at December
         31, 2002) due
         in quarterly installments through 2023                                                       $ 2,050,969      $ 2,141,746
     Mortgage notes payable to Rural Utilities Service (RUS) at an interest rate of
         5% due in monthly installments through 2021                                                       12,473           12,919
     Mortgage notes issued in conjunction with the sale by public authorities of pollution control revenue bonds (PCBs):
         o Series 1992A
             Serial bonds, 6.20% to 6.80%, due serially from 2003 through 2012                             94,915          101,555*
         o Series 1993
             Serial bonds, 4.60% to 5.25%, due serially from 2003 through 2013                             30,510           32,060*
         o Series 1993A
             Adjustable tender bonds, 1.50%, due 2003 through 2016                                        186,710          189,660*
         o Series 1993B
             Serial bonds, 4.60% to 5.05%, due serially from 2003 through 2008                             86,525           96,900*
         o Series 1994
             Serial bonds, 6.25% to 7.125%, due serially from 2003 through 2015                             8,560            8,560*
             Term bonds, 7.15%, due 2016 to 2021                                                           11,550           11,550*
         o Series 1994A
             Adjustable tender bonds, 1.60%, due 2003 to 2019                                             115,710          118,270*
         o Series 1994B
             Serial bonds, 6.25% to 6.45%, due serially from 2003 through 2005                              5,670            5,970*
         o Series 1998A and 1998B
             Adjustable tender bonds, 1.05% to 1.70%, due 2019                                            216,925          216,925*
         o Series 1999A and 1999B
             Adjustable tender bonds, 1.80%, due 2020                                                      88,775           88,775
         o Series 2000
             Adjustable tender bonds, 1.80%, due 2021                                                      21,950           21,950
         o Series 2001
             Adjustable tender bonds, 1.80%, due 2022                                                      22,825           22,825
         o Series 2002A and 2002B
             Auction rate bonds, 1.40% to 1.45%, due 2018                                                  91,990                -
     Unsecured notes issued in conjunction with the sale by public authorities of pollution control revenue bonds:
         o Series 2002 and 2002C
             Adjustable tender bonds, 1.60% to 1.80%, due 2018                                             30,075                -
     CoBank, ACB notes payable:
         o Headquarters mortgage note payable: fixed at 3.90% through February 2, 2003,
             due in quarterly installments through January 1, 2009                                          2,433            2,823
         o Transmission mortgage note payable: fixed at 3.81% through March 2, 2003, due in
             bimonthly installments through November 1, 2018                                                1,705            1,740
         o Transmission mortgage note payable: fixed at 3.81% through March 2, 2003, due in
             bimonthly installments through September 1, 2019                                               6,597            6,713
         o Medium Term Loan
             Variable rate, due March 31, 2003                                                                  -           46,065
     National Rural Utilities Cooperative Finance Corporation mortgage note payable:
         o Medium-term loan, Fixed rate, due March 31, 2003                                                     -           46,065
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                        3,086,867        3,173,071
     Less: Portion (16.86%) of PCBs assumed by Georgia Transmission Corporation                          (127,673)        (131,784)
------------------------------------------------------------------------------------------------------------------------------------
     Total long-term debt, net                                                                          2,959,194        3,041,287
         Less: Long-term debt due within one year                                                        (123,197)        (111,971)
------------------------------------------------------------------------------------------------------------------------------------
Total long-term debt, excluding amount due within one year                                              2,835,997        2,929,316
Obligation under capital leases, long-term (Note 4)                                                       358,676          373,837
Obligation under Rocky Mountain transactions, long-term (Note 1)                                           72,698           68,032
Patronage capital and membership fees (Note 1)                                                            371,818          367,668
------------------------------------------------------------------------------------------------------------------------------------
Total capitalization                                                                                  $ 3,639,189      $ 3,738,853
====================================================================================================================================

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS

For the years ended December 31, 2002, 2001 and 2000

                                                                                                   (dollars in thousands)

                                                                                             2002             2001           2000
====================================================================================================================================
Cash flows from operating activities:
     Net margin                                                                           $  17,540       $  18,417       $  19,978
------------------------------------------------------------------------------------------------------------------------------------
     Adjustments to reconcile net margin to net cash provided by operating activities:
             Depreciation and amortization                                                  189,607         198,113         213,351
             Interest on decommissioning reserve                                                851             168          11,007
             Amortization of deferred gains                                                  (2,475)         (2,475)         (2,475)
             Amortization of net benefit of sale of income tax benefits                      (5,188)        (11,195)        (11,195)
             Allowance for equity funds used during construction                               (452)           (290)           (204)
             Deferred income taxes                                                                -         (63,485)            283
             Gain on sale of generation equipment                                                 -            (221)              -
             Other                                                                           (1,274)          1,215             453
     Change in operating assets and liabilities:
             Receivables                                                                    (18,758)         70,315         (33,649)
             Inventories                                                                     (1,451)         (6,379)         14,377
             Prepayments and other current assets                                               505             204           1,832
             Accounts payable                                                               (14,740)        (34,596)         45,975
             Power marketer reserve                                                         (36,000)         36,000               -
             Accrued interest                                                                  (835)        (59,601)         17,192
             Accrued and withheld taxes                                                        (622)              4             648
             Other current liabilities                                                        5,936         (14,770)         13,698
             Deferred nuclear outage costs                                                  (29,139)        (19,167)        (24,481)
------------------------------------------------------------------------------------------------------------------------------------
     Total adjustments                                                                       85,965          93,840         246,812
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                   103,505         112,257         266,790
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
         Property additions                                                                (100,145)        (69,824)        (70,738)
         Activity in decommissioning fund - Purchases                                      (812,473)       (532,355)       (735,352)
                                          - Proceeds                                        800,960         530,660         722,620
         Activity in bond, reserve and construction funds - Purchases                             -         (22,710)        (12,699)
                                                          - Proceeds                          1,677          23,699          15,319
         Increase in other short-term investments                                            (5,516)         (6,423)         (4,181)
         Increase in investment in associated organizations                                  (6,057)         (2,190)         (2,078)
         Decrease (increase) in notes receivable                                                 63               2            (143)
         Other - generation equipment deposits                                                    -         (16,783)        (42,929)
         Proceeds from sale of generation equipment                                               -          26,204               -
------------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                      (121,491)        (69,720)       (130,181)
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
         Debt proceeds, net                                                                  31,772          22,931          26,260
         Debt payments                                                                     (112,028)       (127,381)       (100,729)
         (Decrease) increase in notes payable (Note 5)                                      (55,904)        275,198          (9,997)
         Increase (decrease) in note receivable (Note 5)                                     29,671        (268,121)         55,665
------------------------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                                      (106,489)        (97,373)        (28,801)
------------------------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and temporary cash investments                             (124,475)        (54,836)        107,808
Cash and temporary cash investments at beginning of year                                    275,786         330,622         222,814
------------------------------------------------------------------------------------------------------------------------------------
Cash and temporary cash investments at end of year                                        $ 151,311       $ 275,786       $ 330,622
====================================================================================================================================
Supplemental cash flow information:
     Cash paid for -
         Interest (net of amounts capitalized)                                            $ 212,787       $ 278,785       $ 219,702
         Income taxes                                                                             -               -               -
     Non cash transaction -
         Capital lease                                                                            -               -         126,990
====================================================================================================================================

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF PATRONAGE CAPITALAND MEMBERSHIP FEES AND ACCUMULATED OTHER COMPREHENSIVE MARGIN

For the years ended December 31, 2002, 2001 and 2000

                                                                                             (dollars in thousands)

                                                                               Patronage        Accumulated
                                                                               Capital and         Other
                                                                               Membership      Comprehensive
                                                                               Fees            Margin (Loss)     Total
====================================================================================================================================
Balance at December 31, 1999                                                  $ 371,634         $ (1,609)      $ 370,025
------------------------------------------------------------------------------------------------------------------------------------
Components of comprehensive margin in 2000
     Net margin                                                                  19,978                           19,978
     Unrealized gain on available-for-sale securities                                              2,679           2,679
------------------------------------------------------------------------------------------------------------------------------------
Total comprehensive margin                                                                                        22,657
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                                                    391,612            1,070         392,682
------------------------------------------------------------------------------------------------------------------------------------
Components of comprehensive margin in 2001
     Net margin                                                                  18,417                           18,417
     Cumulative effect of accounting change to record unrealized
         loss on interest rate swap arrangements as of January 1, 2001                           (33,515)        (33,515)
     Unrealized loss on interest rate swap arrangements                                           (3,344)         (3,344)
     Unrealized gain on available-for-sale securities                                                965             965
     Unrealized loss on financial gas hedges                                                      (7,537)         (7,537)
------------------------------------------------------------------------------------------------------------------------------------
Total comprehensive margin                                                                                       (25,014)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                                                    410,029          (42,361)        367,668
------------------------------------------------------------------------------------------------------------------------------------
Components of comprehensive margin in 2002
     Net margin                                                                  17,540                           17,540
     Unrealized loss on interest rate swap arrangements                                          (21,584)        (21,584)
     Unrealized loss on available-for-sale securities                                               (313)           (313)
     Unrealized gain on financial gas hedges                                                       8,507           8,507
------------------------------------------------------------------------------------------------------------------------------------
Total comprehensive margin                                                                                         4,150
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002                                                  $ 427,569        $ (55,751)      $ 371,818
====================================================================================================================================

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2002, 2001 and 2000



1.  Summary of significant accounting policies:
a. Business description

     Oglethorpe Power Corporation (Oglethorpe) is an electric membership corporation incorporated in 1974 and headquartered in suburban Atlanta. Oglethorpe provides wholesale electric power, on a not-for-profit basis, to 39 of Georgia's 42 Electric Membership Corporations (EMCs) from a combination of generating units totaling 3,657.9 megawatts (MW) of capacity and power purchase agreements totaling 550 MW of capacity. These 39 electric distribution cooperatives (Members) in turn distribute energy on a retail basis to approximately 3.7 million people across two-thirds of the State. Oglethorpe is the nation's largest electric cooperative in terms of operating revenues, assets, kilowatt-hour sales and, through its Members, consumers served.

b. Basis of accounting

     Oglethorpe follows generally accepted accounting principles and the practices prescribed in the Uniform System of Accounts of the Federal Energy Regulatory Commission (FERC) as modified and adopted by the Rural Utilities Service (RUS).
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2002 and 2001 and the reported amounts of revenues and expenses for each of the three years ending December 31, 2002. Actual results could differ from those estimates.

c. Patronage capital and membership fees

     Oglethorpe is organized and operates as a cooperative. The Members paid a total of $195 in membership fees. Patronage capital includes retained net margin of Oglethorpe and other comprehensive margin, excluding securities held in the decommissioning fund. For 2002, 2001 and 2000 the unrealized gain or loss in other comprehensive margin was ($55,751,000), ($42,361,000), and $1,070,000, respectively. (See "Fair value of financial instruments" in Note 2.) Any excess of revenue over expenditures from operations is treated as advances of capital by the Members and is allocated to each of them on the basis of their electricity purchases from Oglethorpe.
     Any distributions of patronage capital are subject to the discretion of the Board of Directors, subject to Mortgage Indenture requirements. Under the
Mortgage Indenture, Oglethorpe is prohibited from making any distribution of patronage capital to the Members if, at the time thereof or giving effect thereto, (i) an event of default exists under the Mortgage Indenture, (ii) Oglethorpe's equity as of the end of the immediately preceding fiscal quarter is less than 20% of Oglethorpe's total capitalization, or (iii) the aggregate amount expended for distributions on or after the date on which Oglethorpe's equity first reaches 20% of Oglethorpe's total capitalization exceeds 35% of Oglethorpe's aggregate net margins earned after such date. This last restriction, however will not apply if, after giving effect to such distribution, Oglethorpe's equity as of the end of the immediately preceding fiscal quarter is not less than 30% of Oglethorpe's total capitalization.

d. Margin policy

     For the years 2000 through 2002 under the Mortgage Indenture, Oglethorpe was required to produce a Margins for Interest (MFI) Ratio of at least 1.10.

e. Operating revenues

     Operating revenues consist primarily of electricity sales pursuant to long-term wholesale power contracts which Oglethorpe maintains with each of its Members. These wholesale power contracts obligate each Member to pay Oglethorpe for capacity and energy furnished in accordance with rates established by Oglethorpe. Energy furnished is determined based on meter readings which are conducted at the end of each month. Actual energy costs are compared, on a monthly basis, to the billed energy costs, and an adjustment to revenues is made such that energy revenues are equal to actual energy costs.
     Revenues from Cobb EMC and Jackson EMC, two of Oglethorpe's Members, accounted for 11.3% and 11.2% in 2002, 11.6% and 12.1% in 2001, 11.9% and 11.8%
in 2000, respectively, of Oglethorpe's total operating revenues.

f. Nuclear fuel cost

     The cost of nuclear fuel, including a provision for the disposal of spent fuel, is being amortized to fuel expense based on usage. The total nuclear fuel expense for 2002, 2001 and 2000 amounted to $43,931,000, $47,143,000 and
$47,105,000, respectively.
     Contracts with the U.S. Department of Energy (DOE) have been executed to provide for the permanent disposal of spent nuclear fuel. DOE failed to begin disposing of spent fuel in January 1998 as required by the contracts, and Georgia Power Company (GPC), as agent for the co-owners of the plants, is pursuing legal remedies against DOE for breach of contract. Effective June 2000, an on-site dry storage facility for Plant Hatch became operational. Based on normal operations and retention of all spent fuel in the reactor, sufficient capacity is believed to be available to continue dry storage operations at Plant Hatch for the life of the plant. Plant Vogtle's spent fuel pool storage is expected to be sufficient until 2014. Oglethorpe expects that procurement of on-site dry storage at Plant Vogtle will commence in sufficient time to maintain full-core discharge capability to the spent fuel pool.

     The Energy Policy Act of 1992 required that utilities with nuclear plants be assessed over a 15-year period an amount which will be used by DOE for the decontamination and decommissioning of its nuclear fuel enrichment facilities. The amount of each utility's assessment was based on its past purchases of nuclear fuel enrichment services from DOE. Based on its ownership in Plants Hatch and Vogtle, Oglethorpe has a remaining nuclear fuel asset of approximately $6,759,000, which is being amortized to nuclear fuel expense over the next 6 years. Oglethorpe has also recorded an obligation to DOE which approximated $4,723,000 at December 31, 2002.

g. Nuclear decommissioning

     Nuclear decommissioning cost estimates are based on site studies and assume prompt dismantlement and removal of both the radiated and non-radiated portions of the plant from service. Actual decommis-sioning costs may vary from these estimates because of changes in the assumed date of decommissioning, changes in regulatory requirements, changes in technology, and changes in costs of labor, materials and equipment. Information with respect to Oglethorpe's portion of the estimated costs of decommissioning co-owned nuclear facilities is as follows:

==============================================================================================================
                                                                   (dollars in thousands)

                                               Hatch            Hatch              Vogtle            Vogtle
                                            Unit No. 1       Unit No. 2           Unit No. 1       Unit No. 2
==============================================================================================================
Year of site study                               2000               2000               2000               2000
Expected start date
     of decommissioning                          2034               2038               2027               2029
Estimated costs based on site study:
In year 2000 dollars                        $ 139,000          $ 175,000          $ 137,000          $ 171,000
In projected future
     dollars                                  666,000          1,007,000            475,000            650,000
==============================================================================================================

     In projecting future costs, the escalation rate for labor, materials and equipment was assumed to be 4.72%.

     Oglethorpe's objective is to provide a reserve for nuclear decommis-sioning at least equal to the Nuclear Regulatory Commission (NRC) minimum funding requirement and to fund, on a periodic basis, such minimum in an external trust fund. The external trust fund is maintained in compliance with NRC regulation to provide for minimum funding levels based on average expected cost to decommission only the radiated portions of a typical nuclear facility. At December 31, 2002, the NRC minimum funding requirement was approximately $177,828,000. In calculating the minimum funding requirement, future costs were projected using the same escalation rate used in the site study estimate referred to above and were discounted at a rate of 8%. Oglethorpe has not recorded any provision for decommissioning during the years 2002, 2001 and 2000 because its decommissioning reserve has exceeded the NRC minimum funding requirement. At December 31, 2002, the balance in the decommissioning reserve was approximately $11.5 million less than the NRC minimum funding requirement primarily due to unrealized losses in the market value of certain investments held in Oglethorpe's external decommissioning trust fund. Oglethorpe is currently examining the allocation of funding between nuclear units, a possible license extension at Plant Vogtle and investment earnings assumptions to determine whether additional contributions to the external fund may be necessary in the future. Oglethorpe's management believes that any increase in cost estimates of decommissioning can be recovered in future rates.

h. Depreciation

     Depreciation is computed on additions when they are placed in service using the composite straight-line method. Annual depreciation rates in effect in 2002, 2001 and 2000 were as follows:

================================================================================
                              2002                 2001                2000
================================================================================
Steam production                1.98%                1.98%                1.98%
Nuclear production              2.52%                2.68%                2.68%
Hydro production                2.00%                2.00%                2.00%
Other production                3.75%                3.75%                3.75%
Transmission                    2.75%                2.75%                2.75%
General                   2.00-33.33%          2.00-33.33%          2.00-33.33%
================================================================================

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

j. Bond, reserve and construction funds

     Bond,  reserve and construction  funds for pollution  control revenue bonds
(PCBs) are maintained as required by Oglethorpe's bond agreements. Bond funds serve as payment clearing accounts, reserve funds maintain amounts equal to the maximum annual debt service of each bond issue and construction funds hold bond proceeds for which construction expenditures have not yet been made. As of December 31, 2002 and 2001, substantially all of the funds were invested in U.S. Government securities.

k. Cash and temporary cash investments

     Oglethorpe considers all temporary cash investments purchased with a maturity of three months or less to be cash equivalents. Temporary cash investments with maturities of more than three months are classified as other short-term investments.
     At December 31, 2002 and 2001, $30,101,000 and $22,940,000 were utilized in
January 2003 and 2002 for payment of principal on certain PCBs, respectively.

l. Inventories

     Oglethorpe maintains inventories of fossil fuels and spare parts for its generation plants. These inventories are stated at weighted average cost on the accompanying balance sheets.
     At December 31, 2002 and 2001, fossil fuels inventories were $21,011,000 and $18,829,000, respectively. Inventories for spare parts at December 31, 2002 and 2001 were $62,208,000 and $62,939,000, respectively.

m. Deferred charges

     Oglethorpe accounts for nuclear refueling outage costs on a normalized basis. Under this method of accounting, refueling outage costs are deferred and subsequently amortized to expense over the 18-month operating cycle of each unit. Deferred nuclear outage costs at December 31, 2002 and 2001 were $22,778,000 and $17,313,000, respectively.
     Oglethorpe accounts for debt issuance cost as deferred debt expense. Deferred debt expense is being amortized to expense on a straight-line basis over the life of the respective debt issues.

n. Deferred credits

     In April 1982, Oglethorpe sold to three purchasers certain of the income tax benefits associated with Scherer Unit No.1 and related common facilities pursuant to the safe harbor lease provisions of the Economic Recovery Tax Act of 1981. Oglethorpe received a total of approximately $110,000,000 from the safe harbor lease transactions. Oglethorpe accounted for the net benefits as a deferred credit and amortized the amount over the 20-year term of the leases. The amortization of the safe harbor lease ended in March 2002.
     In December 1996 and January 1997, Oglethorpe entered into long-term lease transactions for its 74.6% undivided ownership interest in Rocky Mountain pumped storage hydro facility (Rocky Mountain), through a wholly owned subsidiary of Oglethorpe, Rocky Mountain Leasing Corporation (RMLC). The lease transactions are characterized as a sale and lease-back for income tax purposes, but not for financial reporting purposes. As a result of these leases, Oglethorpe recorded a net benefit of $95,560,000 which was deferred and is being amortized to income over the 30-year lease-back period.

o. Regulatory assets and liabilities

     Oglethorpe is subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." Regulatory assets represent certain costs that are assured to be recoverable by Oglethorpe from the Members in the future through the ratemaking process. Regulatory liabilities represent certain items of income that are being retained by Oglethorpe and that will be applied in the future to reduce Member revenue requirements. The following regulatory assets and liabilities were reflected on the accompanying balance sheets as of December 31, 2002 and 2001:

                                                         (dollars in thousands)

                                                         2002            2001
================================================================================
Premium and loss on reacquired debt                   $ 151,118       $ 162,690
Deferred amortization of capital leases                 109,567         107,254
Discontinued projects                                     3,430           6,463
Other regulatory assets                                  25,424          20,461
Net benefit of sale of income tax benefits                    -          (2,002)
Net benefit of Rocky Mountain transactions              (76,448)        (79,633)
--------------------------------------------------------------------------------
                                                      $ 213,091       $ 215,233
================================================================================

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

q. New accounting pronouncements

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

     Effective January 1, 2003, Oglethorpe adopted SFAS No. 143. The fair value of the legal obligation recognized under SFAS No. 143 primarily relates to Oglethorpe's nuclear facilities. In addition, Oglethorpe recognized retirement obligations for ash handling facilities at the coal-fired plants and solid waste landfills located at certain generating facilities. The cumulative effect of adoption resulted in Oglethorpe recording a regulatory asset of approximately $23,700,000; capitalized asset retirement costs, net of accumulated amortization, of approximately $45,100,000 and increased asset retirement obligations of approximately $68,800,000. At December 31, 2002, Oglethorpe's recognized liability for nuclear decommissioning was $166,299,000. Oglethorpe continues to recognize the accumulated removal costs for other obligations
(regulatory liabilities) as part of the accumulated depreciation and amortization reserve in accordance with RUS prescribed regulatory treatment for these costs. At December 31, 2002, that amount was $38,200,000.

     Under SFAS No. 71, Oglethorpe may record an offsetting regulatory asset or liability to reflect the difference in timing of recognition of the costs of decommissioning for financial statement purposes and for ratemaking purposes for both the cumulative effect of adoption and for future periods timing differences. While RUS has not issued regulatory guidance for adoption of SFAS No. 143, Oglethorpe's management expects to receive permission from RUS to implement the provisions SFAS No. 71 with respect to timing differences arising from cost recognition under SFAS No. 143 and for ratemaking purposes. Oglethorpe estimates that the annual difference will be approximately $5,000,000.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" (SFAS No. 4), which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," which requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations, will now be applied. SFAS No. 71 permits Oglethorpe to record gains and losses from early extinguishment of debt as regulatory assets and regulatory liabilities. Oglethorpe anticipates that any future gains and losses from early extinguishment of debt will be recorded as regulatory assets and regulatory liabilities. Oglethorpe is required to adopt SFAS No. 145 effective January 1, 2003.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring" (EITF 94-3). The principal difference between SFAS No. 146 and EITF 94-3 relates to SFAS No. 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as generally defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. Oglethorpe is required to adopt SFAS No. 146 effective January 1, 2003. This pronouncement currently does not affect Oglethorpe's financial statements.

     In November 2002, the FASB issued Interpretation No. 45, Accounting and Disclosure Requirements for Guarantees. The disclosure provisions of the interpretation are effective for financial statements of annual periods that end after December 15, 2002. In addition, Interpretation No. 45 requires recognition of a liability at inception for certain new or modified guarantees issued after or modified after December 31, 2002. As of December 31, 2002, in addition to guarantees disclosed in Note 5 for a loan to Chattahoochee EMC and for PCBs assumed by Georgia Transmission Corporation (GTC) in connection with a corporate restructuring, Oglethorpe is liable on a contingent basis for certain other contractual obligations.

     All of these contingent liabilities are in connection with the generation facilities under construction owned by Talbot EMC and Chattahoochee EMC and the related operational contracts. The contingent liabilities under construction contracts for Talbot EMC and Chattahoochee EMC were $15,000,000 and $15,000,000, respectively. Oglethorpe also remains liable, on a contingent basis, for obligations under other operational agreements relating to the Chattahoochee EMC facility. The combined obligation under these agreements totals $94,000,000 through 2006, and $20,000,000 annually thereafter through approximately 2015. As discussed in Note 5, at the time the RUS loan is funded, Oglethorpe will acquire the generation facilities owned by Talbot EMC and Chattahoochee EMC. At that point, the related contingent liabilities will become direct obligations of Oglethorpe.

2.  Fair value of financial instruments:

A detail of the estimated fair values of Oglethorpe's financial instruments as of December 31, 2002 and 2001 is as follows:

================================================================================
                                             Fair                       Fair
                                Cost        Value          Cost         Value
================================================================================
Cash and temporary
   cash investments:
   Commercial paper        $   150,247   $   150,247   $  238,514   $   238,514
   Cash and money
     market securities           1,064         1,064       37,272        37,272
-------------------------------------------------------------------------------
Total                      $   151,311   $   151,311   $  275,786   $   275,786
================================================================================
Other short term
   investments             $    92,793   $    94,301   $   87,277   $    88,589
================================================================================
Bond, reserve and
   construction funds:
   U. S. Government
     securities            $     7,833   $     8,067   $   20,860   $    21,583
   Repurchase
     agreements                 18,458        18,438        7,108         7,108
-------------------------------------------------------------------------------
Total                      $    26,291   $    26,505   $   27,968   $    28,691
================================================================================
Decommissioning fund:
   U. S. Government
     securities            $    38,525   $    39,884   $   30,767   $    31,088
   Foreign government
     securities                    616           680        1,514         1,542
   Commercial paper                  -             -        4,259         4,261
   Corporate bonds              12,242        13,098       13,036        13,575
   Equity securities            66,206        62,533       71,176        77,062
   Asset-backed
     securities                  3,905         3,979        9,389         9,470
   Other bonds                   2,364         2,422          -             -
   Cash and money
     market securities          31,465        31,465       13,670        13,670
-------------------------------------------------------------------------------
Total                      $   155,323   $   154,061   $  143,811   $   150,668
================================================================================

Long-term debt             $ 2,835,997   $ 3,254,782   $2,929,316   $ 3,118,974
================================================================================
Interest rate swap         $         -   $   (58,443)  $        -   $   (36,859)
================================================================================
Financial gas
   hedges                  $         -   $       970   $        -   $    (7,537)
================================================================================

     The contractual maturities of debt securities available for sale at December 31, 2002 and 2001 are as follows:

================================================================================
                             (dollars in thousands)

                                         2002                     2001
                                                   Fair                   Fair
                                      Cost        Value       Cost        Value
================================================================================
Due within one year                  $35,698     $35,917     $14,215     $14,211
Due after one year
     through five years               19,565      20,118      31,965      33,080
Due after five years
     through ten years                11,425      12,445      14,511      14,858
Due after ten years                   15,527      16,366      21,983      22,217
--------------------------------------------------------------------------------
                                     $82,215     $84,846     $82,674     $84,366
================================================================================

     Oglethorpe uses the methods and assumptions described below to estimate the fair value of each class of financial instruments. For cash and temporary cash investments, the carrying amount approximates fair value because of the short-term maturity of those instruments. The fair value of Oglethorpe's long-term debt and the swap arrangements is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to Oglethorpe for debt of similar maturities.
     Effective January 1, 2001, Oglethorpe adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The standard establishes accounting and reporting requirements for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires the recognition of certain derivatives as assets or liabilities on Oglethorpe's balance sheet and measurement of those instruments at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is classified as a hedge and if so, the type of hedge.
     Under the interest rate swap arrangements, Oglethorpe makes payments to the counterparty based on the notional principal at a contractually fixed rate and the counterparty makes payments to Oglethorpe based on the notional principal at the existing variable rate of the refunding bonds. The differential to be paid or received is accrued as interest rates change and is recognized as an adjustment to interest expense. Oglethorpe entered into the swap arrangements for the purpose of securing a fixed rate lower than otherwise would have been available to Oglethorpe had it issued fixed rate bonds. For the Series 1993A notes, the notional principal at December 31, 2002 was $186,710,000 (includes the portion assumed by GTC) and the fixed swap rate is 5.67% (the variable rate at December 31, 2002 and 2001 was 1.50% and 1.60%, respectively). With respect to the Series 1994A notes, the notional principal at December 31, 2002 was $115,710,000 (includes the portion assumed by GTC) and the fixed swap rate is 6.01% (the variable rate at December 31, 2002 and 2001 was 1.60% and 1.60%, respectively). The notional principal amount is used to measure the amount of the swap payments and does not represent additional principal due to the counterparty. The swap arrangements extend for the life of the refunding bonds, with reductions in the outstanding principal amounts of the refunding bonds causing corresponding reductions in the notional amounts of the swap payments.
     A portion (16.86%) of the interest rate swap arrangements was assumed by GTC in connection with a corporate restructuring. Oglethorpe has classified its portion of two interest rate swap arrangements, pursuant to SFAS No. 133, as cash flow hedges. Accordingly, as of January 1, 2001, Oglethorpe recorded as a cumulative effect adjustment an unrealized loss in other comprehensive margin of $33,515,000 and a corresponding increase in other liabilities. Oglethorpe's portion of the estimated fair value of the swap arrangements at December 31, 2002 was an unrealized loss of $58,443,000 representing the estimated payment Oglethorpe would pay if the swap arrangements were terminated.
     Oglethorpe has entered into natural gas financial contracts that are classified, pursuant to SFAS 133, as cash flow hedges. Oglethorpe utilizes natural gas financial contracts in managing its exposure to fluctuations in the market price of natural gas. The fair value of Oglethorpe's financial gas hedges is based on the quoted market value for such natural gas financial contracts. At December 31, 2002, Oglethorpe recorded an unrealized gain in other comprehensive margin of $8,507,000 and a corresponding increase in other current assets related to these natural gas financial contracts.
     Oglethorpe may be exposed to losses in the event of nonperfor-mance of the counterparties to its derivative instruments, but does not anticipate such nonperformance.
     Under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," investment securities held by Oglethorpe are classified as either available-for-sale or held-to-maturity. Available-for-sale securities are carried at market value with unrealized gains and losses, net of any tax effect, added to or deducted from patronage capital. Unrealized gains and losses from investment securities held in the decommissioning fund, which are also classified as available-for-sale, are directly added to or deducted from the decommissioning reserve. Held-to-maturity securities are carried at cost. All realized and unrealized gains and losses are determined using the specific identification method. Gross unrealized gains and losses at December 31, 2002 were $8,008,000 and $7,548,000, respectively. Gross unrealized gains and losses at December 31, 2001 were $12,569,000 and $3,677,000, respectively. Gross
unrealized   gains  and  losses  at  December  31,  2000  were  $15,937,000  and

$8,681,000, respectively. For 2002, 2001 and 2000 proceeds from sales of available-for-sale securities totaled $802,637,000, $554,359,000 and $737,939,000, respectively. Gross realized gains and losses from the 2002 sales were $13,337,000 and $15,342,000, respectively. Gross realized gains and losses from the 2001 sales were $14,585,000 and $17,378,000, respectively. Gross realized gains and losses from 2000 sales were $19,556,000 and $16,086,000, respectively.
     Investments in associated companies were as follows at December 31, 2002 and 2001:

================================================================================
                             (dollars in thousands)
                                                   2002         2001
================================================================================
National Rural Utilities
     Cooperative Finance Corp. (CFC)             $13,476      $13,476
CoBank, ACB                                        3,373        3,419
Georgia Transmission
     Corporation (GTC)                             6,601        4,899
Georgia System Operations
     Corporation (GSOC)                            3,560          731
Other                                              1,234          393
--------------------------------------------------------------------------------
Total                                            $28,244      $22,918
================================================================================

     The CFC investments are in the form of capital term certificates and are required in conjunction with Oglethorpe's membership in CFC. Accordingly, there is no market for these investments. The investments in CoBank and GTC represent capital credits. Any distributions of capital credits are subject to the discretion of the Board of Directors of CoBank and GTC. The investments in GSOC represent loan advances. The loan repayment schedule ends in December 2008.
     The deposit, which is carried at cost, on the Rocky Mountain transactions (see Note 1 where discussed) is invested in a guaranteed investment contract which will be held to maturity (the end of the 30-year lease-back period). At maturity, Oglethorpe intends to repurchase tax ownership and to retain all other rights of ownership with respect to the plant if it is advantageous to do so. The assets of RMLC are not available to pay creditors of Oglethorpe or its affiliates.
     In addition, from the proceeds of the Rocky Mountain transactions, Oglethorpe paid $640,611,000 to a financial institution. In return, this financial institution undertook to pay a portion of Oglethorpe's lease obligations. Both Oglethorpe's interest in this payment undertaking agreement and the corresponding lease obligations have been extinguished for financial reporting purposes.

3.  Income taxes:

     Oglethorpe is a not-for-profit membership corporation subject to federal and state income taxes. As a taxable electric cooperative, Oglethorpe has annually allocated its income and deductions between patronage and non-patronage activities.

     In November 2001, Oglethorpe changed its Bylaws to provide allocation of patronage on a tax basis method rather than the historical book basis method. This change is effective starting January 1, 2002. Due to this change, Oglethorpe anticipates that all future patronage source income will be offset by the patronage exclusion. Accordingly, it is expected that substantially all of Oglethorpe's temporary differences will be patronage sourced and subject to offset. Therefore, as of December 31, 2001, Oglethorpe reversed $63,485,000 of net deferred income tax liabilities and has recognized this reversal as a deferred income tax credit of $63,485,000.

     Oglethorpe accounts for its income taxes pursuant to SFAS No. 109. SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.

     A detail of the provision for income taxes in 2002, 2001 and 2000 is shown as follows:

================================================================================
                                              (dollars in thousands)

                                        2002          2001            2000
================================================================================
Current
     Federal                          $    -        $      -        $   (283)
     State                                 -               -               -
--------------------------------------------------------------------------------
                                           -               -            (283)
--------------------------------------------------------------------------------
Deferred
     Federal                               -         (63,485)            283
     State                                 -               -               -
--------------------------------------------------------------------------------
                                           -         (63,485)            283
--------------------------------------------------------------------------------
Income taxes charged
     to operations                    $    -        $(63,485)       $      -
================================================================================

     The difference between the statutory federal income tax rate on income before income taxes and Oglethorpe's effective income tax rate is summarized as follows:

================================================================================
                                           2002             2001          2000
================================================================================
Statutory federal income tax rate          35.0%             35.0%        35.0%
Patronage exclusion                       (35.6%)          (376.0%)      (35.8%)
Other                                       0.6%              0.0%         0.8%
--------------------------------------------------------------------------------
Effective income tax rate                   0.0%           (341.0%)        0.0%
================================================================================

     The components of the net deferred tax liabilities as of December 31, 2002 and 2001 were as follows:

================================================================================
                                                         (dollars in thousands)
                                                           2002          2001
===============================================================================
Deferred tax assets
   Net operating losses                                 $ 477,975     $ 482,058
   Member loss carryforwards                                    -         7,310
   Tax credits (alternative minimum tax
     and other)                                            58,811       196,452
-------------------------------------------------------------------------------
                                                          536,786       685,820
   Less: Valuation allowance                             (536,786)     (678,510)
-------------------------------------------------------------------------------
                                                                -         7,310
-------------------------------------------------------------------------------
Deferred tax liabilities
Depreciation                                                    -        (7,310)
-------------------------------------------------------------------------------
                                                                -        (7,310)
-------------------------------------------------------------------------------
Net deferred tax liabilities                            $       -     $       -
===============================================================================

     As of December 31, 2002, Oglethorpe has federal tax net operating loss carryforwards (NOLs), alternative minimum tax credits (AMT) and unused general business credits (consisting primarily of investment tax credits) as follows:

=================================================================
                                    (dollars in thousands)
=================================================================
                           Alternative
                             Minimum
Expiration Date                Tax       Tax Credits       NOLs
                             Credits

2003                        $       -    $      652   $   253,665
2004                                -        55,663       114,285
2005                                -           189       213,080
2006                                -             -       209,009
2007                                -             -        86,779
2008                                -             -        94,927
2009                                -             -        96,394
2010                                -             -        77,970
2018                                -             -        61,533
2019                                -             -        10,516
2020                                -             -         4,362
2021                                -             -         6,207
None                            2,307             -             -
-----------------------------------------------------------------
                            $   2,307    $   56,504   $ 1,228,727
=================================================================

     The NOL expiration dates start in the year 2003 and end in the year 2021. Due to the change to the tax basis method for allocating patronage and as shown by the above valuation allowance, it is not likely that the deferred tax assets related to tax credits and NOLs will be realized. The change in the valuation allowance from 2001 to 2002 was the result of the reduction in deferred tax assets due to the expiration of tax credits and net operating losses. It is not likely that the AMT credit will be utilized.

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

     The minimum lease payments under the capital leases together with the present value of the net minimum lease payments as of December 31, 2002 are as follows:

================================================================================
Year Ending December 31,                           (dollars in thousands)
================================================================================
                                            Schererer       Plant
                                            Unit No. 2      Doyle        Total
--------------------------------------------------------------------------------
2003                                       $  31,875    $  12,447     $ 44,322
2004                                          31,863       12,447       44,310
2005                                          31,863       12,447       44,310
2006                                          31,817       12,447       44,264
2007                                          31,871       12,447       44,318
2008-2021                                    313,975      105,424      419,399
--------------------------------------------------------------------------------

Total minimum lease
   payments                                  473,264      167,659      640,923

   Less: Amount representing
     interest                               (212,476)     (52,727)    (265,203)
--------------------------------------------------------------------------------
   Present value of net
     minimum lease payments                  260,788      114,932      375,720
   Less: Current portion                     (11,338)      (5,706)     (17,044)
--------------------------------------------------------------------------------
   Long-term balance                       $ 249,450    $ 109,226     $358,676
================================================================================

     The interest rate on the Scherer No. 2 lease obligation is 6.97%. For Plant Doyle, the lease payments vary to the extent the interest rate on the lessor's debt varies from 6.00%. At December 31, 2002, the weighted average interest rate on the Plant Doyle lease obligation was 6.61%.
     The Scherer No. 2 lease and the Doyle Agreement meet the definitional criteria to be reported as capital leases. For rate-making purposes, however, Oglethorpe treats these capital leases as operating leases. Accordingly, Oglethorpe includes the actual lease payments in its cost of service. The excess of the lease payments over the aggregate of the amortization on the capital lease asset and the interest on the capital lease obligation is recognized as a regulatory asset on the balance sheet pursuant to SFAS No. 71.

5.  Long-term debt:

     Long-term debt consists of mortgage notes payable to the United States of America acting through the Federal Financing Bank (FFB) and the RUS, mortgage notes and unsecured notes issued in conjunction with the sale by public authorities of PCBs and mortgage notes payable to CoBank. Oglethorpe's headquarters facility is pledged as collateral for the CoBank headquarters note; substantially all of the owned tangible and certain of the intangible assets of Oglethorpe are pledged as collateral for the FFB and RUS notes, the CoBank mortgage notes and the mortgage notes issued in conjunction with the sale of PCBs.

     In connection with a corporate restructuring effective April 1, 1997, 16.86% of the then outstanding secured PCBs were assumed by GTC. Because Oglethorpe was not legally released from its obligation to pay this debt, the entire debt is shown in the Statement of Capitalization as a liability of Oglethorpe with an offsetting amount reflecting the portion assumed by GTC. The net obligation is reflected on Oglethorpe's balance sheet.

     In connection with a corporate restructuring, Oglethorpe defeased $92,130,000 in principal amount of Series 1992 tax-exempt PCBs. Initially these bonds were defeased with the proceeds from the issuance of approximately $92,000,000 in commercial paper which was deposited into an escrow account. In March and April 1998, Oglethorpe refi-nanced the commercial paper issuance with two medium-term loans of $46,065,000 each, one from CoBank and one from CFC. In October 2002, Oglethorpe issued $91,990,000 of tax-exempt PCBs, the proceeds of which were used to pre-pay the two medium-term loans. On January 1, 2003 (the first optional call date of the issue), the remaining funds in the escrow account were used to fully redeem the outstanding Series 1992 PCBs.

     In December 2002, Oglethorpe completed a current refunding transaction whereby $30,075,000 of PCBs were issued. The proceeds were used to make principal payments due January 1, 2003.

     GTC agreed with Oglethorpe not to participate in this $30,075,000 refinancing to the extent of their assumed obligation in the PCBs. Pursuant to this agreement, Oglethorpe will provide a discount to GTC of approximately $1,522,000 on the $5,072,000 of principal payments due from GTC in connection with such refinancings. This $1,522,000 loss will be reported, together with the unamortized transaction costs, as a deferred charge on the balance sheet and will be amortized over four years.

     The annual interest requirement for 2003 is estimated to be $202,000,000.

     Maturities for the long-term debt and amortization of the capital lease obligations through 2007 are as follows:

================================================================================
                                            (dollars in thousands)

                               2003       2004      2005       2006       2007
================================================================================
FFB and RUS                 $ 96,804   $101,754   $109,047   $116,023   $123,371
CoBank                           558        580        603        630        661
PCBs(1)                       25,835     27,855     28,146     30,000     34,501
Capital leases(2)             17,044     16,445     17,905     19,429     21,081
--------------------------------------------------------------------------------
Total                       $140,241   $146,634   $155,701   $166,082   $179,614
================================================================================
(1) Does not contain portion assumed by GTC
(2) Represents principal portion of obligations under capital leases

     The weighted average interest rate for 2002 for long-term debt and capital leases and notes payable was 5.33%.

     Oglethorpe has a $50,000,000 committed short-term line of credit with CFC. No balance was outstanding on this line of credit at either December 31, 2002 or 2001.

     Oglethorpe has a commercial paper program under which it may issue commercial paper not to exceed a $320,000,000 balance outstanding at any time. The commercial paper may be used for working capital requirements and for general corporate purposes. Oglethorpe's commercial paper is backed 100% by committed lines of credit. By its terms, the amount of the lines of credit supporting the commercial paper program reduce to $290,000,000 on the earlier of $350,000,000 in loan funds being received from RUS under the Talbot EMC and Chattahoochee EMC loan commitments or June 30, 2003.

     Oglethorpe is providing loans to Talbot EMC and Chattahoochee EMC to fund, on an interim basis, approximately fifty percent of the construction cost of the six combustion turbines and the combined cycle facility. Oglethorpe is funding these loans under its commercial paper program, and at December 31, 2002, $297,776,000 of commercial paper was outstanding for this purpose. The loans are included in Notes receivable on Oglethorpe's balance sheet. Four of the six combustion turbines were placed in-service in summer 2002, with the other two expected to be in-service by the summer of 2003. The combined cycle facility was placed in service on February 15, 2003.

     The expected combined cost of constructing the six combustion turbines and the combined cycle facility totals approximately $600,000,000. Two bridge loans have also been secured to fund the remaining portion of the cost of constructing these facilities.

CFC is providing a $141 million bridge loan to Talbot EMC, and Pitney Bowes Credit Corporation is providing a $160 million bridge loan to Chattahoochee EMC. Oglethorpe's loans to Talbot EMC and Chattahoochee EMC are subordinated to the CFC and Pitney Bowes loans, respectively. Oglethorpe is providing a guarantee of the $160 million bridge loan to Chattahoochee EMC.
     In 2000, Oglethorpe submitted loan applications to RUS to provide permanent financing for these two facilities. The loan applications were initially submitted  on  behalf  of either  Oglethorpe  or  related  entities  that  might ultimately own these facilities. During the process of evaluating the terms proposed by RUS for providing loans to Talbot EMC and Chattahoochee EMC, it was determined that the terms of the financing would be more favorable if Oglethorpe owned the facilities and obtained the RUS financing. In September 2002, RUS issued two RUS-guaranteed loan commitments totaling $589 million to Oglethorpe for these generating facilities. The proceeds from these RUS loans will first be used to repay the bridge loans and then to retire Oglethorpe's outstanding commercial paper. Concurrently with the funding of these loans, which is expected to occur in the second quarter of 2003, Oglethorpe will acquire the two generating facilities from Talbot EMC and Chattahoochee EMC. Oglethorpe's acquisition of the facilities is conditioned upon implementation of new arrangements among Oglethorpe and the Members.
     The acquisition of these generating facilities will increase Oglethorpe's assets and liabilities by approximately $600 million. The new debt will be secured under Oglethorpe's Mortgage Indenture. Since Oglethorpe's margin requirement is based on a ratio applied to interest charges incurred for debt secured under the Mortgage Indenture, the increase in debt will result in an increase in the margin requirement of less than $3,000,000 in the first year. The increase in assets and debt will decrease Oglethorpe's equity to capitalization ratio and equity to asset ratio by approximately 3% and 2%, respectively.

6.  Electric plant and related agreements:

     Oglethorpe and GPC have entered into agreements providing for the purchase and subsequent joint operation of certain of GPC's electric generating plants. A summary of Oglethorpe's plant investments and related accumulated depreciation as of December 31, 2002 is as follows:

============================================================================
                                                  (dollars in thousands)
                                                                 Accumulated
     Plant                                      Investment       Depreciation
============================================================================
In-service
     Owned property
         Vogtle Units No. 1 & No. 2
             (Nuclear - 30% ownership)           $ 2,721,256     $ 1,042,409
         Hatch Units No. 1 & No. 2
             (Nuclear - 30% ownership)               543,619         273,786
         Wansley Units No. 1 & No. 2
             (Fossil - 30% ownership)                174,999          99,332
         Scherer Unit No. 1
             (Fossil - 60% ownership)                436,566         245,156
         Rocky Mountain Units No. 1,
             No. 2 & No. 3
             (Hydro - 74.6% ownership)               556,784          83,861
         Wansley (Combustion Turbine -
             30% ownership)                            3,629           1,872
         Generation step-up substations               62,978          29,462
         Other                                        95,497          47,269
Property under capital lease
         Plant Doyle (Combustion Turbine -
             100% leasehold)                         126,990          18,199
         Scherer Unit No. 2
             (Fossil - 60% leasehold)                308,015         142,604
----------------------------------------------------------------------------
Total in-service                                 $ 5,030,333     $ 1,983,950
============================================================================
Construction work in progress
     Generation improvements                        $ 67,652
     Other                                             1,630
----------------------------------------------------------------------------
Total construction work in progress                 $ 69,282
============================================================================

     Oglethorpe,   as  of  December  31,  2002,   estimates  property  additions
(excluding capitalized interest and nuclear fuel) to be approximately $77,000,000 in 2003, $30,000,000 in 2004 and $30,000,000 in 2005, primarily for replacements and additions to generation facilities.
     Oglethorpe's proportionate share of direct expenses of joint operation of the above plants is included in the corresponding operating expense captions (e.g., fuel, production or depreciation) on the accompanying statements of revenues and expenses.

7.  Employee benefit plans:

     Oglethorpe has a money purchase pension plan which became effective January 1, 1999. Under this plan, Oglethorpe contributes 5%, subject to IRS limitations, of each employee's annual compensation. In addition, older employees who participated in the now-terminated defined benefit pension plan receive an additional 1% to 2% of compensation. Oglethorpe's contributions to the plan were approximately $513,000 in 2002 and $498,000 in 2001 and $444,000 in 2000.
     Oglethorpe has a contributory 401(k) plan covering substantially all employees. The employee may contribute, subject to IRS limitations, up to 60% of their annual compensation. Oglethorpe, at its discretion, may match the employee's contribution and has done so each year of the plan's existence. Oglethorpe's current policy is to match the employee's contribution as long as there is sufficient margin to do so. The match, which is calculated each pay period, currently can be equal to as much as three-quarters of the first 6% of the employee's compensation, depending on the amount and timing of the employee's contribution. Oglethorpe's contributions to the plan were approximately $621,000 in 2002, $463,000 in 2001 and $261,000 in 2000.

8. Nuclear insurance:

     GPC, on behalf of all the co-owners of Plants Hatch and Vogtle, is a member of Nuclear Electric Insurance, Ltd. (NEIL), a mutual insurer established to provide property damage insurance coverage in an amount up to $500,000,000 for members' nuclear generating facilities. In the event that losses exceed accumulated reserve funds, the members are subject to retroactive assessments (in proportion to their premiums). The portion of the current maximum annual assessment for GPC that would be payable by Oglethorpe, based on ownership share, is limited to approximately $6,890,000 for each nuclear incident.
     GPC, on behalf of all the co-owners of Plants Hatch and Vogtle, has coverage under NEIL II, which provides insurance to cover decontamination, debris removal and premature decommissioning as well as excess property damage to nuclear generating facilities for an additional $2,250,000,000 for losses in excess of the $500,000,000 primary coverage described above. Under the NEIL policies, members are subject to retroactive assessments in proportion to their premiums if losses exceed the accumulated funds available to the insurer under the policy. The portion of the current maximum annual assessment for GPC that would be payable by Oglethorpe, based on ownership share, is limited to approximately $8,413,000.
     For all on-site property damage insurance policies for commercial nuclear power plants, the NRC requires that the proceeds of such policies issued or annually renewed on or after April 2, 1991 shall be dedicated first for the sole purpose of placing the reactor in a safe and stable condition after an accident. Any remaining proceeds are next to be applied toward the costs of decontamination and debris removal operations ordered by the NRC, and any further remaining proceeds are to be paid either to the company or to its bond trustees as may be appropriate under the policies and applicable trust indentures.
     The Price-Anderson Act, as amended in 1988, limits public liability claims that could arise from a single nuclear incident to $9,500,000,000 which amount is to be covered by private insurance and a mandatory program of deferred premiums that could be assessed against all owners of nuclear power reactors. Such private insurance provided by American Nuclear Insurers (ANI) (in the amount of $300,000,000 for each plant, the maximum amount currently available) is carried by GPC for the benefit of all the co-owners of Plants Hatch and Vogtle. Agreements of indemnity have been entered into by and between each of the co-owners and the NRC. In the event of a nuclear incident involving any commercial nuclear facility in the country involving total public liability in excess of $200,000,000, a licensee of a nuclear power plant could be assessed a deferred premium of up to $88,095,000 per incident for each licensed reactor operated by it, but not more than $10,000,000 per reactor per incident to be paid in a calendar year. On the basis of its sell-back adjusted ownership interest in four nuclear reactors, Oglethorpe could be assessed a maximum of $105,714,000 per incident, but not more than $12,000,000 in any one year.
     All retrospective assessments, whether generated for liability or property, may be subject to applicable state premium taxes.
     Following the terrorist attacks of September 2001, both ANI and NEIL confirmed that terrorist acts against commercial nuclear power stations would be covered under their insurance. Both companies, however, revised their policy terms on a prospective basis to include an industry aggregate for all terrorist acts. The NEIL aggregate, which applies to all claims stemming from terrorism within a 12 month duration, is $3.24 billion plus any amounts that would be available through reinsurance or indemnity from an outside source. The ANI cap is a $300,000,000 shared industry aggregate.

9.  Commitments:
a. Power purchase and sale agreements

     Oglethorpe is utilizing power marketer arrangements to reduce the cost of power to the Members. Oglethorpe has a power marketer agreement with LG&E Energy Marketing Inc. ("LEM"), for approximately 50% of the load requirements of 37 of the Members and an additional power marketer agreement with Morgan Stanley Capital Group Inc. ("Morgan Stanley"), effective May 1, 1997, with respect to 50% of the 39 Members' then forecasted load requirements. The LEM agreement is based on the actual requirements of the participating Members during the contract term, whereas the Morgan Stanley agreement represents a fixed supply obligation. Generally, these arrangements benefit the Members by limiting the risk of unit availability and by providing future power needs at a fixed price. Most of Oglethorpe's generating facilities and power purchase arrangements are available for use by LEM and Morgan Stanley. Oglethorpe continues to be responsible for all of the costs of its system resources but receives revenue from LEM and Morgan Stanley for the use of the resources. After taking into account the Oglethorpe resources made available to LEM and Morgan Stanley for their use, Oglethorpe estimates that about 30% of its power supply capability in 2003 will be provided by these contracts.
     The Morgan Stanley agreement has a term extending to March 31, 2005, but the purchases for certain Members decline to zero prior to that date.
     The LEM agreement has a term extending through 2011. With one year's notice, Oglethorpe has the right to terminate the LEM agreement as of December 31, 2001 or any December 31 after that. With 18 months' notice, LEM has the right to terminate the agreement as of December 31, 2004 or any December 31 after that. Pursuant to this provision, LEM has given notice to terminate the agreement as of December 31, 2004.
     In February 2001, LEM and its affiliates initiated a binding arbitration process to resolve certain issues relating to the interpretation and administration of the LEM agreement and a similar agreement with Oglethorpe that expired by its terms in 1999. In April 2002, Oglethorpe and LEM settled this arbitration. As part of the settlement, Oglethorpe paid LEM approximately $48,500,000. Oglethorpe recorded a reserve of $36,000,000 in 2001 and increased the reserve by an additional $12,500,000 in 2002.
     In addition, Oglethorpe has entered into various long-term power purchase agreements. As of December 31, 2002, Oglethorpe's minimum purchase commitments under these agreements, without regard to capacity reductions or adjustments for changes in costs, for the next five years and thereafter are as follows:

================================================================================
Year Ending December 31,                                  (dollars in thousands)
================================================================================
     2003                                                       $ 46,239
     2004                                                         46,620
     2005                                                         46,967
     2006                                                         31,998
     2007                                                         27,014
     Thereafter                                                  327,839
================================================================================

     Oglethorpe's power purchases from these agreements amounted to approximately $100,836,000 in 2002, $130,110,000 in 2001 and $149,617,000 in
2000.
     Oglethorpe has entered into an agreement with Alabama Electric Cooperative to sell 100 MW of capacity for the period June 1998 through December 2005.

b. Operating leases

     In December 1999, Oglethorpe sold existing coal rail cars and subsequently entered into rental agreements with various terms and expiration dates for the existing and for additional new coal rail cars. As of December 31, 2002, Oglethorpe's estimated minimum rental commitments for these operating leases over the next five years and thereafter are as follows:

================================================================================
Year Ending December 31,                                  (dollars in thousands)
================================================================================
     2003                                                      $ 2,877
     2004                                                        2,877
     2005                                                        2,877
     2006                                                        2,877
     2007                                                        3,126
     Thereafter                                                 35,108
================================================================================

10. Environmental matters:
a. General

     As is typical for electric utilities, Oglethorpe is subject to various federal, state and local air and water quality requirements which, among other things, regulate emissions of pollutants, such as particulate matter, sulfur dioxide and nitrogen oxides into the air and discharges of other pollutants, including heat, into waters of the United States. Oglethorpe is also subject to federal, state and local waste disposal requirements that regulate the manner of transportation, storage and disposal of various types of waste.
     In general, environmental requirements are becoming increasingly stringent. New requirements may substantially increase the cost of electric service, by requiring changes in the design or operation of existing facilities or changes or delays in the location, design, construction or operation of new facilities. Failure to comply with these requirements could result in the imposition of civil and criminal penalties as well as the complete shutdown of individual generating units not in compliance. Oglethorpe cannot provide assurance that it will always be in compliance with current and future regulations.

b. New source review

     In November 1999, the United States Justice Department, on behalf of the Environmental Protection Agency (EPA), filed lawsuits against GPC and some of its affiliates, as well as other utilities. The lawsuits allege violations of the new source review provisions and the new source performance standards of the Clean Air Act at, among other facilities, Scherer Unit Nos. 3 and 4. Oglethorpe is not currently named in the lawsuits and Oglethorpe does not have an ownership interest in the named units of Plant Scherer. However, Oglethorpe can give no assurance that units in which Oglethorpe has an ownership interest will not be affected by this or a related lawsuit in the future. The resolution of this matter is highly uncertain at this time, as is any responsibility of Oglethorpe for a share of any penalties and capital costs required to remedy any violations at facilities co-owned by Oglethorpe.

c. Clean air act

     On December 30, 2002, the Sierra Club, Physicians for Social Responsibility, Georgia Forest Watch and one individual filed suit in Federal Court in Georgia against GPC, alleging violations of the Clean Air Act at Plant Wansley. The complaint alleges violations of opacity limits at both the coal fired units, in which Oglethorpe is a co-owner, and other violations at several of the combined cycle units where neither Oglethorpe nor Chattahoochee EMC has an ownership interest.

Oglethorpe expects to acquire the combined cycle facility owned by Chattahoochee EMC in the second quarter of 2003. This civil action requests injunctive and declaratory relief, civil penalties, a supplemental environmental project and attorneys' fees. While Oglethorpe believes that Plant Wansley has complied with applicable laws and regulations, resolution of this matter is uncertain at this time, as is any responsibility of Oglethorpe for a share of any penalties or other costs that might be assessed against GPC.
     On January 16, 2003, the Sierra Club appealed an unsuccessful challenge to an air operating permit for the combined cycle facility owned by Chattahoochee EMC to the United States Court of Appeals for the Eleventh Circuit. Oglethorpe has intervened in the appeal. The petitioner seeks to have the air permit invalidated and remanded back to EPA and the Georgia Environmental Protection Division. Although Oglethorpe believes that a favorable outcome in this appeal is likely, an unfavorable ruling could temporarily affect the ability of the facility to continue to operate.

11. Quarterly financial data (unaudited):

     Summarized quarterly financial information for 2002 and 2001 is as follows:

================================================================================
                                           (dollars in thousands)
                              First         Second        Third       Fourth
                             Quarter        Quarter      Quarter      Quarter
================================================================================
2002
     Operating revenues     $ 287,878      $ 279,527    $ 325,706    $ 270,210
     Operating margin          55,606         58,153       57,069       37,624
     Net margin                 9,269          9,409        7,371       (8,509)
2001
     Operating revenues     $ 306,607      $ 279,911    $ 319,580    $ 233,191
     Operating margin          66,765         48,934       45,316       53,717
     Net margin                15,283         (1,211)      (4,031)       8,376
================================================================================

     The negative net margin for the fourth quarter of 2002 primarily resulted from charges associated with the early retirement of Plant Tallassee. The negative net margin for the second and third quarters of 2001 is the result of reductions to revenue requirements of $17,252,000 and $18,270,000, respectively, approved by Oglethorpe's Board of Directors.

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

Thomas A. Smith
President and Chief Executive Officer


REPORT OF INDEPENDENT ACCOUNTANTS


     To the Board of Directors of Oglethorpe Power Corporation:
     In our opinion, the accompanying balance sheets and statements of capitalization and the related statements of revenues and expenses, patronage capital and of cash flows present fairly, in all material respects, the financial position of Oglethorpe Power Corporation at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP
Atlanta, Georgia
March 14, 2003

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

     Oglethorpe is managed and operated under the direction of a President and Chief Executive Officer, who is appointed by the Board of Directors. The Senior Officers and Directors of Oglethorpe are as follows:





Name                      Age  Position
----                      ---  --------

Thomas A. Smith.........   48  President and Chief Executive Officer
Michael W. Price........   42  Chief Operating Officer
W. Clayton Robbins......   56  Senior Vice President, Administration and Risk
                               Management
Elizabeth B. Higgins....   34  Vice President, Planning, Rates & Analysis
Benny W. Denham.........   72  Chairman of the Board, Member Director, Southwest
                               Region
Larry N. Chadwick.......   62  Member Director, Northwest Region
Marshall S. Millwood....   53  Member Director, Northeast Region
J. Sam L. Rabun.........   71  Member Director, Central Region and Vice Chairman
Robert E. Rentfrow......   48  Member Director, Southeast Region
H.B. Wiley, Jr..........   58  Member Director Statewide
Ashley C. Brown.........   57  Outside Director
Wm. Ronald Duffey.......   61  Outside Director
John S. Ranson..........   73  Outside Director
Jeffrey D. Tranen.......   56  Outside Director



     Thomas A. Smith is the President and Chief Executive Officer of Oglethorpe and has served in that capacity since September 1999. He previously served as Senior Vice President and Chief Financial Officer of Oglethorpe from September 1998 to August 1999, Senior Financial Officer from 1997 to August 1998, Vice President, Finance from 1986 to 1990, Manager of Finance from 1983 to 1986 and Manager, Financial Services from 1979 to 1983. From 1990 to 1997, Mr. Smith was

Senior Vice President of the Rural Utility Banking Group of CoBank, where he managed the bank's eastern division, rural utilities. Mr. Smith is a Certified Public Accountant, has a Master of Science degree in Industrial Management-Finance from the Georgia Institute of Technology, a Master of Science degree in Analytical Chemistry from Purdue University and a Bachelor of Arts degree in Mathematics and Chemistry from Catawba College. Mr. Smith is a Director of GSOC, ACES Power Marketing, the Georgia Chamber of Commerce, and En-Touch Systems, Inc. in Houston, Texas. Mr. Smith is also a member of the Advisory Board of Mid-South Telecommunications, Inc. in Houston, Texas.

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

     W. Clayton Robbins is the Senior Vice President, Administration and Risk Management of Oglethorpe and has served in that office since October 2002. Mr. Robbins served as Senior Vice President, Finance and Administration from November 1999 to October 2002. Mr. Robbins served as Senior Vice President and General Manager of Intellisource, Inc. from February 1997 to November 1999. Prior to that, Mr. Robbins held several positions at Oglethorpe since 1986, including Senior Vice President, Support Services from December 1991 to January 1997 and Vice President, Market Research and Analysis from December 1989 to December 1991. Before coming to Oglethorpe, Mr. Robbins spent 18 years with Stearns-Catalytic World Corporation, a major engineering and construction firm, including 13 years in management positions responsible for human resources, information systems, contracts, insurance, accounting and project controls. Mr. Robbins has a Bachelor of Arts degree in Business Administration from the University of North Carolina in Charlotte.

     Elizabeth B. Higgins is the Vice President, Planning, Rates & Analysis of Oglethorpe and has served in this office since July 2000. Ms. Higgins served as the Vice President and Assistant to the Chief Executive Officer from October 1999 to July 2000 and served in other capacities for Oglethorpe from April 1997 to September 1999. Prior to that, Ms. Higgins served as Project Manager at Southern Engineering from October 1995 to April 1997, as Senior Consultant at Deloitte & Touche, LLP from April 1995 to October 1995, and as Senior Consultant at Energy Management Associates from June 1991 to April 1995. In these positions, Ms. Higgins was responsible for competitive bidding analyses, rate designs, integrated resource planning studies, operational/dispatch studies, bulk power market analysis, merger analyses and litigation support. Ms. Higgins has a Bachelor of Industrial Engineering degree from the Georgia Institute of Technology.

     Benny W. Denham is Chairman of the Board and Member Director from the Southwest Region. He has served on the Board of Directors of Oglethorpe since December 1988. His present term will expire in March 2004. Mr. Denham has been co-owner of Denham Farms in Turner County, Georgia since 1980. He serves as a Board member and past Chairman of the Turner County Chamber of Commerce. Mr. Denham is the Chairman of the Board of Directors of Community National Bank of Ashburn, Georgia, and a Director of Georgia Electric Membership Corporation and Irwin EMC.

     Larry N. Chadwick is the Member Director from the Northwest Region. He has been the owner of Chadwick's Hardware in Woodstock, Georgia since 1983. He has served on the Board of Directors of Oglethorpe since July 1989. His present term will expire in March 2005. Mr. Chadwick is an engineer, with experience in the design of hydrogen gas plants. He is Chairman of the Board of Cobb EMC.

     Marshall S. Millwood is the Member Director from the Northeast Region. He became a member of the Board of Directors in March 2003 and his term will expire in March 2006. He has been the owner and operator of Marjomil Inc., a poultry and cattle farm in Forsyth County, Georgia, since 1998. He is a Director of Sawnee EMC.

     J. Sam L. Rabun is the Vice-Chairman of the Board and is the Member Director from the Central Region. He is also a member of the Audit Committee. He has been the owner and operator of a farm in Jefferson County, Georgia since 1979. He is also a 50% owner of R&R Livestock Farms, Inc. He has served on the Board of Directors of Oglethorpe since March 1993. His present term will expire in March 2004. Mr. Rabun served as the President of the Board of Jefferson EMC from 1993 to 1996, was employed as General Manager from 1974 to 1979 and as Office Manager and Accountant from 1970 to 1974. Mr. Rabun is Vice-Chairman of the Board of the Georgia Energy Cooperative.

     Robert E. Rentfrow is the Member Director from the Southeast Region. Mr. Rentfrow became a Member of the Board of Directors of Oglethorpe in June 2002. Mr. Rentfrow is a member of the Board's Audit Committee. Mr. Rentfrow's term on the Board of Directors of Oglethorpe will expire in 2005. Mr. Rentfrow has been the President and Chief Executive Officer of Satilla Rural EMC since January 1996 and has been associated with EMCs in Georgia for the past 17 years. Mr. Rentfrow serves as Director on the Governor's Workforce Investment Board and the Regional Advisory Council. Mr. Rentfrow also serves as Chairman of the Bacon
County Industrial Building Authority and is a member of the Waycross College Board of Trustees. Mr. Rentfrow is a graduate of Southern Technical Institute and Georgia Southern College.

     H.B. Wiley, Jr. is the Member Director elected statewide. He became a member of the Board of Directors in March 2003 and his term will expire in March 2006. Mr. Wiley previously served as a member of the Board of Directors from July 1994 until March 1997. Mr. Wiley has been an associate broker in real estate since 1994. Prior to that he owned and operated a dairy farm in Oconee County, Georgia from 1973 to 1994. During that time he served on the board of Atlanta Dairies Cooperative and Georgia Milk Producers Board. He has been a director of Walton EMC since June 1993, and has served as its Chairman of the Board since June 2000. Mr. Wiley has Bachelor of Science degree from the University of Georgia.

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

     John S. Ranson is an Outside Director. He has served on the Board of Directors of Oglethorpe since March 1997. His term will expire in March 2005. He is also a member of the Compensation Committee. He has been the President of Ranson Municipal Consultants, L.L.C., a financial advisor in Wichita, Kansas, since 1994. From 1990 to 1994, Mr. Ranson was Chairman of Ranson Capital Corp. an investment banking firm. Mr. Ranson has been in the investment banking business since 1953. His public finance clients have included the Kansas Turnpike Authority, the Kansas Municipal Energy Agency, the Kansas Municipal Gas Agency, and the Kansas City (Kansas) Board of Public Utilities. Mr. Ranson received his Bachelor of Science in Business Administration from the University of Kansas (Lawrence, Kansas) and attended the Navy Supply Corps School in Bayonne, New Jersey.

     Jeffrey D. Tranen is an Outside Director. He has served on the Board of Directors of Oglethorpe since March 2000. His present term will expire in March 2003. Since May 2000, he has served as Senior Vice President of Lexecon, an economic, regulatory and business strategy consulting firm. Prior to that, he served as President and Chief Operating Officer of Sithe Northeast, a merchant generation company from 1999 to 2000. Mr. Tranen served as the President and Chief Executive Officer of the California Independent System Operator from 1997 to 1999. From 1970 to 1997, Mr. Tranen worked in several positions for the New England Electric System, most recently as Senior Vice President of the New England Electric System. He is currently a member of the Board of Directors of Doble Engineering Co. Mr. Tranen has a Bachelor of Science in Electrical Engineering and a Master of Science in Electrical Engineering from the Massachusetts Institute of Technology.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth, for Oglethorpe's President and Chief Executive Officer and for the three other executive officers, all compensation paid or accrued for services rendered in all capacities during the years ended December 31, 2002, 2001 and 2000.

                                                                        Annual Compensation            All Other
                                                                        -------------------            ---------
Name and Principal Position                                 Year            Salary         Bonus    Compensation(1)
---------------------------                                 ----            ------         -----    ---------------
Thomas A. Smith......................................       2002          $320,000      $115,349          $193,736 (2)
President and Chief Executive Officer                       2001           292,500        87,320            90,529
                                                            2000           275,000        82,800            14,005

Michael W. Price.....................................       2002           196,267        70,530            19,346
Chief Operating Officer                                     2001           182,008        54,464            26,527
                                                            2000           157,667        50,912            23,583

W. Clayton Robbins...................................       2002           176,483        55,068            17,473
Senior Vice President, Administration and                   2001           169,417        44,160            17,640
Risk Management                                             2000           163,000        42,476            11,335

Elizabeth B. Higgins.................................       2002           148,434        46,381            16,165
Vice President, Planning, Rates and Analysis                2001           143,333        26,825            15,401
                                                            2000           126,125        24,975            11,846
--------------

(1) Figures for 2002 consist of contributions made by Oglethorpe under the 401(k) Retirement Savings Plan on behalf of Mr. Smith, Mr. Price, Mr. Robbins and Ms. Higgins of $8,250, $6,812, $5,264 and $7,076, respectively; contributions under Oglethorpe's Money Purchase Pension Plan on behalf of Mr. Smith, Mr. Price, Mr. Robbins and Ms. Higgins of $10,000, $12,123, $10,648 and $8,763, respectively; and insurance premiums paid on term life insurance on behalf of Mr. Smith, Mr. Price, Mr. Robbins and Ms. Higgins of $486, $412, $1,562 and $327, respectively.

(2)  Includes  a  contribution   under   Oglethorpe's   Executive   Supplemental
     Retirement Plan of $75,000 and a bonus of $100,000 paid in connection with entering into a new employment agreement.

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

     Beginning in 2001, Mr. Tranen was given a special assignment by the Board of Directors in his capacity as a Director of Oglethorpe to work with Oglethorpe's staff and consultants on an evaluation of matters relating to member scheduling issues, system operations, and pool operations. During 2002, Mr. Tranen was paid approximately $14,700 for fees and expenses relating to this assignment.

Employment Contracts

     Oglethorpe entered into an Employment Agreement with Thomas A. Smith, Oglethorpe's President and Chief Executive Officer, effective March 15, 2002. The agreement extends until December 31, 2004, and automatically renews for successive one-year periods unless either party gives notice of termination 24 months prior to the expiration of the agreement or any extension of the agreement. The agreement has automatically renewed until December 31, 2005. Mr. Smith's minimum base salary is $325,000 per year, and is annually adjusted by the Board of Directors of Oglethorpe. Mr. Smith was paid a retention bonus of $50,000 in January 2003 and is entitled to bonuses totaling $50,000 if he remains employed by Oglethorpe through 2003 and 2004. In addition, Mr. Smith has opportunities for variable pay for accomplishing goals set by Oglethorpe's Board of Directors each year.

     Upon the occurrence of any of the following events, Mr. Smith will be entitled to a lump-sum severance payment: (1) Oglethorpe terminates Mr. Smith's employment without cause; (2) Mr. Smith resigns within 180 days of a material reduction or alteration of his title or responsibilities or a change in the location of Mr. Smith's principal office by more than 50 miles; (3) Oglethorpe is sold or Oglethorpe sells essentially all of its assets or control of its assets, and the sale results in a termination of Mr. Smith's employment as President and Chief Executive Officer of Oglethorpe or a material reduction of his title or responsibilities; or (4) an event of default under Oglethorpe's RUS loan contract occurs and is continuing and RUS requests that Oglethorpe terminate Mr. Smith. The severance payment will equal Mr. Smith's base salary through the rest of the term of the agreement (with a minimum of one year's pay and a maximum of two years' pay) plus the cost of providing all health and dental insurance for the longer of one year or the remaining term of the agreement. If Mr. Smith resigns for any reason other than those described above, he will be entitled to a severance payment equal to six months' salary if he resigns before December 31, 2003.

     Oglethorpe has also entered into Employment Agreements with Michael W. Price, W. Clayton Robbins and Elizabeth B. Higgins, Oglethorpe's Chief Operating Officer, Senior Vice President of Administration and Risk Management and Vice President of Planning, Rates and Analysis, respectively. Each agreement automatically renews for successive one-year periods ending each December 31 unless either party gives notice of termination 13 months prior to the expiration of any extension of the Agreement. Minimum annual base salaries are $172,000 for Mr. Price, $164,000 for Mr. Robbins and $165,000 for Ms. Higgins. Ms. Higgins entered into an amendment to her employment agreement on February 19, 2003. The amendment provided for an immediate bonus of $30,000 and bonuses totaling $50,000 if she remains employed by Oglethorpe through June 30, 2003 and January 1, 2004. Salaries are annually adjusted by the Board of Directors of Oglethorpe. Each executive has opportunities for variable pay for accomplishing goals set by Oglethorpe's Board of Directors each year.

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

Compensation Committee Interlocks and Insider Participation

     J. Calvin Earwood, John S. Ranson and Mac F. Oglesby served as members of the Oglethorpe Power Corporation Compensation Committee in 2002. Mr. Earwood served as an executive officer of Oglethorpe from 1984 until March 2003 and served as the Chairman of the Board from 1989 until March 2003.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Not applicable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Robert E. Rentfrow is a Director of Oglethorpe and the President and Chief Executive Officer of Satilla Rural EMC. Satilla Rural EMC is a Member of Oglethorpe and has a Wholesale Power Contract with Oglethrope. Satilla Rural EMC's payments to Oglethorpe under the Wholesale Power Contract accounted for approximately 3% of Oglethorpe's total revenues and 48% of Satilla Rural EMC's total revenues in 2002.

ITEM 14.  CONTROLS AND PROCEDURES

     Within 90 days prior to the filing date of this report, Oglethorpe carried out an evaluation, under the supervision and with the participation of its management, including its President and Chief Executive Officer and Vice President, Finance and Treasurer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the President and Chief Executive Officer and the Vice President, Finance and Treasurer concluded that Oglethorpe's disclosure controls and procedures are effective to ensure that information required to be disclosed by Oglethorpe in the reports that Oglethorpe files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods required by the Securities Exchange Act and the rules thereunder.

     No significant changes occurred in Oglethorpe's internal controls or in other factors that could significantly affect its internal controls since the date of its evaluation. Oglethorpe has not found any significant deficiencies or material weaknesses in these controls which require any corrective actions since the date of Oglethorpe's evaluation.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                            Page
                                                                            ----
(a) List of Documents Filed as a Part of This Report.

    (1)  Financial Statements (Included under "Item 8. Financial Statements and Supplementary Data")
         Statements of Revenues and Expenses, For the Years Ended
         December 31, 2002, 2001 and 2000................................... 53
         Balance Sheets, As of December 31, 2002 and 2001................... 54
         Statements of Capitalization, As of December 31, 2002 and 2001..... 56
         Statements of Cash Flows, For the Years Ended
           December 31, 2002, 2001 and 2000................................. 57
         Statements of Patronage Capital and Membership Fees
           And Accumulated Other Comprehensive Margin For the Years Ended
           For the Years Ended December 31, 2002, 2001 and 2000............. 58
         Notes to Financial Statements...................................... 59
         Report of Management............................................... 72
         Report of Independent Accountants.................................. 72

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

*3.1(a)-- Restated Articles of Incorporation of Oglethorpe, dated as of July 26,
          1988. (Filed as Exhibit 3.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1988, File No. 33-7591.)

*3.1(b)-- Amendment to Articles of Incorporation of Oglethorpe, dated as of March 11, 1997. (Filed as Exhibit 3(i)(b) to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

*3.2 --   Bylaws of  Oglethorpe,  as amended on  November  14,  2001.  (Filed as
          Exhibit 3.2 to the Registrant's Form 10-K for the fiscal year ended December 31, 2001, File No. 33-7591.)

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

*4.5(a)-- Lease  Agreement  No. 2 dated  December 30, 1985,  between  Wilmington
          Trust Company and William J. Wade, as Owner Trustees under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, Lessor, and Oglethorpe, Lessee, with a Schedule identifying three other substantially identical Lease Agreements. (Filed as Exhibit 4.5(b) to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)

* 4.5(b)--First Supplement to Lease Agreement No. 2 (included as Exhibit B to the Supplemental Participation Agreement No. 2 listed as 10.1.1(b)).

*4.5(c) --First Supplement to Lease Agreement No. 1, dated as of June 30, 1987, between The Citizens and Southern National Bank as Owner Trustee under Trust Agreement No. 1 with IBM Credit Financing Corporation, as Lessor, and Oglethorpe, as Lessee. (Filed as Exhibit 4.5(c) to the Registrant's Form 10-K for the fiscal year ended December 31, 1987, File No. 33-7591.)

*4.5(d) --Second  Supplement to Lease  Agreement No. 2, dated as of December 17,
          1997, between NationsBank, N.A., acting through its agent, The Bank of New York, as an Owner Trustee under the Trust Agreement No. 2, dated December 30, 1985, among DFO Partnership, as assignee of Ford Motor Credit Company, as the Owner Participant, and the Original Trustee, as Lessor, and Oglethorpe, as Lessee, with a Schedule identifying three other substantially identical Second Supplements to Lease Agreements and any material differences. (Filed as Exhibit 4.5(d) to the Registrant's Form S-4 Registration Statement, File No. 333-42759.)

*4.6 -- Amended and Consolidated Loan Contract, dated as of March 1, 1997, between Oglethorpe and the United States of America, together with four notes executed and delivered pursuant thereto. (Filed as Exhibit
          4.7 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

*4.7.1(a)-Indenture,  dated as of March 1, 1997,  made by Oglethorpe to SunTrust
          Bank, Atlanta, as trustee. (Filed as Exhibit 4.8.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

*4.7.1(b)-First  Supplemental  Indenture,  dated as of October 1, 1997,  made by
          Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1997B (Burke) Note. (Filed as Exhibit 4.8.1(b) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1997, File No. 33-7591.)

*4.7.1(c)-Second  Supplemental  Indenture,  dated as of January 1, 1998, made by
          Oglethorpe to SunTrust Bank, as trustee, relating to the Series 1997C (Burke) Note. (Filed as Exhibit 4.7.1(c) to the Registrant's Form 10-K for the fiscal year ended December 31, 1997, File No. 33-7591.)

*4.7.1(d)-Third  Supplemental  Indenture,  dated as of January 1, 1998,  made by
          Oglethorpe to SunTrust Bank, as trustee, relating to the Series 1997A (Monroe) Note. (Filed as Exhibit 4.7.1(d) to the Registrant's Form 10-K for the fiscal year December 31, 1997, File No. 33-7591.)

*4.7.1(e)-Fourth  Supplemental  Indenture,  dated as of March 1,  1998,  made by
          Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1998A (Burke) and 1998B (Burke) Notes. (Filed as Exhibit 4.7.1(e) to the Registrant's Form 10-K for the fiscal year ended December 31, 1998, File No. 33-7591.)

*4.7.1(f)-Fifth  Supplemental  Indenture,  dated as of April  1,  1998,  made by
          Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1998 CFC Note. (Filed as Exhibit 4.7.1(f) to the Registrant's Form 10-K for the fiscal year ended December 31, 1998, File No. 33-7591.)

*4.7.1(g)-Sixth  Supplemental  Indenture,  dated as of January 1, 1999,  made by
          Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1998C (Burke) Note. (Filed as Exhibit 4.7.1(g) to the Registrant's Form 10-K for the fiscal year ended December 31, 1998, File No. 33-7591.)

*4.7.1(h)-Seventh Supplemental  Indenture,  dated as of January 1, 1999, made by
          Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1998A (Monroe) Note. (Filed as Exhibit 4.7.1(h) to the Registrant's Form 10-K for the fiscal year ended December 31, 1998, File No. 33-7591.)

*4.7.1(i)-Eighth Supplemental  Indenture,  dated as of November 1, 1999, made by
          Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1999B (Burke) Note. (Filed as Exhibit 4.7.1(i) to the Registrant's Form 10-K for the fiscal year ended December 31, 1999, File No. 33-7591.)

*4.7.1(j)-Ninth  Supplemental  Indenture,  dated as of November 1, 1999, made by
          Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1999B (Monroe) Note. (Filed as Exhibit 4.7.1(j) to the Registrant's Form 10-K for the fiscal year ended December 31, 1999, File No. 33-7591.)

*4.7.1(k)-Tenth  Supplemental  Indenture,  dated as of December 1, 1999, made by
          Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1999 Lease Notes. (Filed as Exhibit 4.7.1(k) to the Registrant's Form 10-K for the fiscal year ended December 31, 1999, File No. 33-7591.)

*4.7.1(l)-Eleventh Supplemental Indenture,  dated as of January 1, 2000, made by
          Oglethorpe to SunTrust Bank as trustee, relating to the Series 1999A (Burke) Note. (Filed as Exhibit 4.7.1(l) to the Registrant's Form 10-K for the fiscal year ended December 31, 1999, File No. 33-7591.)

*4.7.1(m)-Twelfth Supplemental  Indenture,  dated as of January 1, 2000, made by
          Oglethorpe to SunTrust Bank as trustee, relating to the Series 1999A (Monroe) Note. (Filed as Exhibit 4.7.1(m) to the Registrant's Form 10-K for the fiscal year ended December 31, 1999, File No. 33-7591.)

*4.7.1(n)-Thirteenth Supplemental Indenture, dated as of January 1, 2001, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2000 (Burke) Note. (Filed as Exhibit 4.7.1(n) to the Registrant's Form 10-K for the fiscal year ended December 31, 2000, File No. 33-7591.)

*4.7.1(o)-Fourteenth Supplemental Indenture, dated as of January 1, 2001, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2000 (Monroe) Note. (Filed as 4.7.1(o) to the Registrant's Form 10-K for the fiscal year ended December 31, 2000, File No. 33-7591.)

*4.7.1(p)-Fifteenth Supplemental Indenture, dated as of January 1, 2002, made by
          Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2001 (Burke) Note. (Filed as Exhibit 4.7.1(p) to the Registrant's Form 10-K for the fiscal year ended December 31, 2001, File No. 33-7591.)

*4.7.1(q)-Sixteenth Supplemental Indenture, dated as of January 1, 2002, made by
          Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2001 (Monroe) Note. (Filed as Exhibit 4.7.1(q) to the Registrant's Form 10-K for the fiscal year ended December 31, 2001, File No. 33-7591.)

4.7.1(r)--Seventeenth Supplemental Indenture, dated as of October 1, 2002, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2002A (Burke) Note.

4.7.1(s)--Eighteenth Supplemental Indenture, dated as of October 1, 2002, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2002B (Burke) Note.

4.7.1(t)--Nineteenth Supplemental Indenture, dated as of January 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2002C (Burke) Note.

4.7.1(u)--Twentieth Supplemental Indenture, dated as of January 1, 2003, made by
          Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2002 (Monroe) Note.

4.7.1(v)--Twenty-First Supplemental Indenture, dated as of January 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2002 (Appling) Note.

*4.7.2 -- Security  Agreement,  dated as of March 1, 1997, made by Oglethorpe to
          SunTrust Bank, Atlanta, as trustee. (Filed as Exhibit 4.8.2 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

4.8.1(1)--Loan  Agreement,  dated as of  October 1,  1992,  between  Development
          Authority of Monroe County and Oglethorpe relating to Development Authority of Monroe County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Scherer Project), Series 1992A, and five other substantially identical loan agreements.


4.8.2(1)--Note, dated October 1, 1992, from Oglethorpe to Trust Company Bank, as trustee acting pursuant to a Trust Indenture, dated as of October 1, 1992, between Development Authority of Monroe County and Trust Company Bank, and five other substantially identical notes.

4.8.3(1)--Trust  Indenture,  dated as of October 1,  1992,  between  Development
          Authority of Monroe County and Trust Company Bank, Trustee, relating to Development Authority of Monroe County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Scherer Project), Series 1992A, and five other substantially identical trust indentures.

4.9.1(1)--Loan  Agreement,  dated as of  December 1, 1992,  between  Development
          Authority of Burke County and Oglethorpe relating to Development Authority of Burke County Adjustable Tender Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 1993A, and one other substantially identical loan agreement.

4.9.2(1)--Note, dated December 1, 1992, from Oglethorpe to Trust Company Bank, as trustee acting pursuant to a Trust Indenture, dated as of December 1, 1992, between Development Authority of Burke County and Trust Company Bank, and one other substantially identical note.

4.9.3(1)--Trust  Indenture,  dated as of  December  1,  1992,  from  Development
          Authority of Burke County to Trust Company Bank, as trustee, relating to Development Authority of Burke County Adjustable Tender Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 1993A, and one other substantially identical trust indenture.

4.9.4(1)--Interest Rate Swap Agreement, dated as of December 1, 1992, by and between Oglethorpe and AIG Financial Products Corp. relating to Development Authority of Burke County Adjustable Tender Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 1993A, and one other substantially identical agreement.

4.9.5(1)--Liquidity Guaranty Agreement, dated as of December 1, 1992, by and between Oglethorpe and AIG Financial Products Corp. relating to Development Authority of Burke County Adjustable Tender Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 1993A, and one other substantially identical agreement.

4.9.6(1)--Standby Bond Purchase Agreement, dated as of December 1, 1998, between
          Oglethorpe and Bayerische Landesbank Girozentrale, relating to Development Authority of Burke County Adjustable Tender Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 1993A.

4.9.7(1)--Standby Bond Purchase Agreement, dated as of November 30, 1994, between Oglethorpe and Credit Local de France, Acting through its New York Agency, relating to Development Authority of Burke County Adjustable Tender Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 1994A.

4.10.1(1)-Loan  Agreement,  dated as of  October 1,  1996,  between  Development
          Authority of Burke County and Oglethorpe relating to Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 1996, and one other substantially identical loan agreements.

4.10.2(1)-Note,  dated  October 1,  1996,  from  Oglethorpe  to  SunTrust  Bank,
          Atlanta, as trustee pursuant to an Indenture of Trust, dated as of October 1, 1996, between Development Authority of Burke County and SunTrust Bank, Atlanta, and one other substantially identical note.

4.10.3(1)-Indenture of Trust, dated as of October 1, 1996,  between  Development
          Authority of Burke County and SunTrust Bank, Atlanta, as trustee, relating to Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 1996, and one other substantially identical indenture.

4.11.1(1)-Loan  Agreement,  dated as of  December 1, 1997,  between  Development
          Authority of Burke County and Oglethorpe relating to Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project) Series 1997C, and three other substantially identical loan agreements.

4.11.2(1)-Note,  dated  January 14,  1998,  from  Oglethorpe  to SunTrust  Bank,
          Atlanta, as trustee pursuant to an Indenture of Trust, dated as of December 1, 1997, between Development Authority of Burke County and SunTrust Bank, Atlanta, and three other substantially identical notes.

4.11.3(1)-Indenture of Trust, dated as of December 1, 1997, between  Development
          Authority of Burke County and SunTrust Bank, Atlanta, as trustee, relating to Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 1997C, and three other substantially identical indentures.

4.12.1(1)-Loan  Agreement,  dated  as of  March  1,  1998,  between  Development
          Authority of Burke County and Oglethorpe relating to Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 1998A, and one other substantially identical loan agreement.

4.12.2(1)-Note, dated March 17, 1998, from Oglethorpe to SunTrust Bank, Atlanta, as trustee pursuant to a Trust Indenture, dated as of March 1, 1998, between Development Authority of Burke County and SunTrust Bank, Atlanta, and one other substantially identical note.

4.12.3(1)-Trust  Indenture,  dated  as of  March 1,  1998,  between  Development
          Authority of Burke County and SunTrust Bank, Atlanta, as trustee, relating to Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 1998A, and one other substantially identical indenture.

4.12.4(1)-Standby  Bond  Purchase  Agreement,  dated  March  17,  1998,  between
          Oglethorpe and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland", acting through its New York Branch, relating to Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 1998A, and one other substantially identical agreement.

*4.13.1-- Indemnity  Agreement,  dated  as of  March  1,  1997,  by and  between
          Oglethorpe and Georgia Transmission Corporation (An Electric Membership Corporation). (Filed as Exhibit 4.13.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

*4.13.2-- Indemnification  Agreement,  dated as of March 11, 1997, by Oglethorpe and Georgia Transmission Corporation (An Electric Membership Corporation) for the benefit of the United States of America. (Filed as Exhibit 4.13.2 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

4.14.1(1)-Master Loan Agreement, dated as of March 1, 1997, between Oglethorpe and CoBank, ACB, MLA No. 0459.

4.14.2(1)-Consolidating   Supplement,   dated  as  of  March  1,  1997,  between
          Oglethorpe and CoBank, ACB, relating to Loan No. ML0459T1.

4.14.3(1)-Promissory Note, dated March 1, 1997, in the original principal amount of $7,102,740.26, from Oglethorpe to CoBank, ACB, relating to Loan No. ML0459T1.

4.14.4(1)-Consolidating   Supplement,   dated  as  of  March  1,  1997,  between
          Oglethorpe and CoBank, ACB, relating to Loan No. ML0459T2.

4.14.5(1)-Promissory Note, dated March 1, 1997, in the original principal amount of $1,856,475.12, made by Oglethorpe to CoBank, ACB, relating to Loan No. ML0459T2.

*4.15.1-- Loan Agreement,  Loan No.  T-830404,  between  Oglethorpe and Columbia
          Bank for  Cooperatives,  dated as of April 29, 1983. (Filed as Exhibit
          4.18.1 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)

*4.15.2-- Promissory Note, Loan No. T-830404-1, in the original principal amount of $9,935,000, from Oglethorpe to Columbia Bank for Cooperatives, dated as of April 29, 1983. (Filed as Exhibit 4.18.2 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)

*4.15.3-- Security Deed and Security  Agreement,  dated April 29, 1983,  between
          Oglethorpe  and  Columbia  Bank for  Cooperatives.  (Filed as  Exhibit
          4.18.3 to the Registrant's Form S-1 Registration Statement, File No. 33-7591, filed on October 9, 1986.)

*4.16 -- Exchange and Registration Rights Agreement, dated December 17, 1997, by and among Oglethorpe, OPC Scherer 1997 Funding Corporation A, and Goldman, Sachs & Co. as representative of the purchasers identified therein. (Filed as Exhibit 4.15 to the Registrant's Form S-4 Registration Statement, File No. 333-42759.)

*10.1.1(a)Participation  Agreement No. 2 among Oglethorpe as Lessee,  Wilmington
          Trust Company as Owner Trustee, The First National Bank of Atlanta as Indenture Trustee, Columbia Bank for Cooperatives as Loan Participant and Ford Motor Credit Company as Owner Participant, dated December 30, 1985, together with a Schedule identifying three other substantially identical Participation Agreements. (Filed as Exhibit 10.1.1(b) to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)

*10.1.1(b)Supplemental   Participation   Agreement  No.  2.  (Filed  as  Exhibit
          10.1.1(a) to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)

*10.1.1(c)Supplemental Participation Agreement No. 1, dated as of June 30, 1987, among Oglethorpe as Lessee, IBM Credit Financing Corporation as Owner Participant, Wilmington Trust Company and The Citizens and Southern National Bank as Owner Trustee, The First National Bank of Atlanta, as Indenture Trustee, and Columbia Bank for Cooperatives, as Loan Participant. (Filed as Exhibit 10.1.1(c) to the Registrant's Form 10-K for the fiscal year ended December 31, 1987, File No. 33-7591.)

*10.1.1(d)Second  Supplemental  Participation  Agreement  No.  2,  dated  as  of
          December 17, 1997, among Oglethorpe as Lessee, DFO Partnership, as assignee of Ford Motor Credit Company, as Owner Participant, Wilmington Trust Company and NationsBank, N.A. as Owner Trustee, The Bank of New York Trust Company of Florida, N.A. as Indenture Trustee, CoBank, ACB as Loan Participant, OPC Scherer Funding Corporation, as Original Funding Corporation, OPC Scherer 1997 Funding Corporation A, as Funding Corporation, and SunTrust Bank, Atlanta, as Original Collateral Trust Trustee and Collateral Trust Trustee, with a Schedule identifying three substantially identical Second Supplemental Participation Agreements and any material differences. (Filed as Exhibit 10.1.1(d) to Registrant's Form S-4 Registration Statement, File No. 333-4275.)

*10.1.2-- General  Warranty  Deed and Bill of Sale  No.  2  between  Oglethorpe,
          Grantor, and Wilmington Trust Company and William J. Wade, as Owner Trustees under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, Grantee, together with a Schedule identifying three substantially identical General Warranty Deeds and Bills of Sale. (Filed as Exhibit 10.1.2 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)

*10.1.3(a)Supporting  Assets  Lease No. 2,  dated  December  30,  1985,  between
          Oglethorpe, Lessor, and Wilmington Trust Company and William J. Wade, as Owner Trustees, under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, Lessee, together with a Schedule identifying three substantially identical Supporting Assets Leases.
          (Filed as Exhibit 10.1.3 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)

*10.1.3(b)First Amendment to Supporting Assets Lease No. 2, dated as of November
          19, 1987, together with a Schedule identifying three substantially identical First Amendments to Supporting Assets Leases. (Filed as
          Exhibit 10.1.3(a) to the Registrant's Form 10-K for the fiscal year ended December 31, 1987, File No. 33-7591.)

*10.1.3(c)Second Amendment to Supporting Assets Lease No. 2, dated as of October
          3, 1989, together with a Schedule identifying three substantially identical Second Amendments to Supporting Assets Leases. (Filed as
          Exhibit 10.1.3(c) to the Registrant's Form 10-Q for the quarterly period ended March 31, 1998, File No. 33-7591.)

*10.1.4(a)Supporting  Assets  Sublease No. 2, dated  December 30, 1985,  between
          Wilmington Trust Company and William J. Wade, as Owner Trustees under Trust Agreement No. 2 dated December 30, 1985, with Ford Motor Credit Company, Sublessor, and Oglethorpe, Sublessee, together with a
          Schedule identifying three substantially identical Supporting Assets Subleases. (Filed as Exhibit 10.1.4 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)

*10.1.4(b)First  Amendment  to  Supporting  Assets  Sublease  No. 2, dated as of
          November 19, 1987, together with a Schedule identifying three substantially identical First Amendments to Supporting Assets Subleases. (Filed as Exhibit 10.1.4(a) to the Registrant's Form 10-K for the fiscal year ended December 31, 1987, File No. 33-7591.)

*10.1.4(c)Second  Amendment  to  Supporting  Assets  Sublease No. 2, dated as of
          October 3, 1989, together with a Schedule identifying three substantially identical Second Amendments to Supporting Assets Subleases. (Filed as Exhibit 10.1.4(c) to the Registrant's Form 10-Q for the quarterly period ended March 31, 1998, File No. 33-7591.)

*10.1.5(a)Tax Indemnification  Agreement No. 2, dated December 30, 1985, between
          Ford Motor Credit Company, Owner Participant, and Oglethorpe, Lessee, together with a Schedule identifying three substantially identical Tax Indemnification Agreements. (Filed as Exhibit 10.1.5 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)

*10.1.5(b)Amendment  No. 1 to the Tax  Indemnification  Agreement  No. 2,  dated
          December 17, 1997, between DFO Partnership, as assignee of Ford Motor Credit Company, as Owner Participant, and Oglethorpe, as Lessee, with a Schedule identifying three substantially identical Amendments No. 1 to the Tax Indemnification Agreements and any material differences. (Filed as Exhibit 10.1.5(b) to the Registrant's Form S-4 Registration Statement, File No. 333-42759.)

*10.1.6-- Assignment of Interest in Ownership  Agreement and Operating Agreement
          No. 2, dated December 30, 1985, between Oglethorpe, Assignor, and Wilmington Trust Company and William J. Wade, as Owner Trustees under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, Assignee, together with Schedule identifying three substantially identical Assignments of Interest in Ownership Agreement and Operating Agreement. (Filed as Exhibit 10.1.6 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)

*10.1.7-- Consent, Amendment and Assumption No. 2 dated December 30, 1985, among
          Georgia Power Company and Oglethorpe and Municipal Electric Authority of Georgia and City of Dalton, Georgia and Gulf Power Company and Wilmington Trust Company and William J. Wade, as Owner Trustees under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, together with a Schedule identifying three substantially identical Consents, Amendments and Assumptions. (Filed as Exhibit
          10.1.9 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)

*10.1.7(a)Amendment  to Consent,  Amendment  and  Assumption  No. 2, dated as of
          August 16, 1993, among Oglethorpe, Georgia Power Company, Municipal Electric Authority of Georgia, City of Dalton, Georgia, Gulf Power Company, Jacksonville Electric Authority, Florida Power & Light Company and Wilmington Trust Company and NationsBank of Georgia, N.A., as Owner Trustees under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, together with a Schedule identifying three substantially identical Amendments to Consents, Amendments and Assumptions. (Filed as Exhibit 10.1.9(a) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1993, File No. 33-7591.)

*10.2.1-- Section 168 Agreement and Election dated as of April 7, 1982,  between
          Continental  Telephone  Corporation and Oglethorpe.  (Filed as Exhibit
          10.2 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)

*10.2.2-- Section 168 Agreement and Election dated as of April 9, 1982,  between
          Rollins,   Inc.  and  Oglethorpe.   (Filed  as  Exhibit  10.4  to  the
          Registrant's Form S-1 Registration Statement, File No. 33-7591.)

*10.3.1(a)Plant  Robert  W.  Scherer  Units  Numbers  One and Two  Purchase  and
          Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of May 15, 1980. (Filed as Exhibit 10.6.1 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)

*10.3.1(b)Amendment  to  Plant  Robert  W.  Scherer  Units  Numbers  One and Two
          Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of December 30, 1985. (Filed as Exhibit
          10.1.8 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)

*10.3.1(c)Amendment Number Two to the Plant Robert W. Scherer Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of July 1, 1986. (Filed as Exhibit 10.6.1(a) to the Registrant's Form 10-K for the fiscal year ended December 31, 1987, File No. 33-7591.)

*10.3.1(d)Amendment  Number Three to the Plant Robert W. Scherer  Units  Numbers
          One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of August 1, 1988. (Filed as Exhibit 10.6.1(b) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1993, File No. 33-7591.)

*10.3.1(e)Amendment Number Four to the Plant Robert W. Scherer Units Number One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of December 31, 1990. (Filed as
          Exhibit 10.6.1(c) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1993, File No. 33-7591.)

*10.3.2(a)Plant Robert W. Scherer Units Numbers One and Two Operating Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of May 15, 1980. (Filed as Exhibit 10.6.2 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)

*10.3.2(b)Amendment  to  Plant  Robert  W.  Scherer  Units  Numbers  One and Two
          Operating Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of December 30, 1985. (Filed as Exhibit 10.1.7 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)

*10.3.2(c)Amendment Number Two to the Plant Robert W. Scherer Units Numbers One and Two Operating Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of December 31, 1990. (Filed as Exhibit 10.6.2(a) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1993, File No. 33-7591.)

*10.3.3-- Plant Scherer  Managing Board  Agreement  among Georgia Power Company,
          Oglethorpe, Municipal Electric Authority of Georgia, City of Dalton, Georgia, Gulf Power Company, Florida Power & Light Company and Jacksonville Electric Authority, dated as of December 31, 1990. (Filed as Exhibit 10.6.3 to the Registrant's Form 10-Q for the quarterly period ended September 30, 1993, File No. 33-7591.)

*10.4.1(a)Alvin  W.  Vogtle  Nuclear  Units  Numbers  One and Two  Purchase  and
          Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of August 27, 1976. (Filed as Exhibit 10.7.1 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)

*10.4.1(b)Amendment  Number One,  dated January 18, 1977, to the Alvin W. Vogtle
          Nuclear Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia. (Filed as Exhibit
          10.7.3 to the Registrant's Form 10-K for the fiscal year ended December 31, 1986, File No. 33-7591.)

*10.4.1(c)Amendment  Number Two, dated February 24, 1977, to the Alvin W. Vogtle
          Nuclear Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia. (Filed as Exhibit
          10.7.4 to the Registrant's Form 10-K for the fiscal year ended December 31, 1986, File No. 33-7591.)

*10.4.2-- Alvin W. Vogtle Nuclear Units Numbers One and Two Operating Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of August 27, 1976. (Filed as Exhibit 10.7.2 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)

*10.5.1-- Plant Hal  Wansley  Purchase  and  Ownership  Participation  Agreement
          between Georgia Power Company and Oglethorpe, dated as of March 26, 1976. (Filed as Exhibit 10.8.1 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)

*10.5.2(a)Plant Hal Wansley  Operating  Agreement  between Georgia Power Company and Oglethorpe, dated as of March 26, 1976. (Filed as Exhibit 10.8.2 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)

*10.5.2(b)Amendment,  dated as of January  15,  1995,  to the Plant Hal  Wansley
          Operating Agreements by and among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia. (Filed as Exhibit 10.5.2(a) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1996, File No. 33-7591.)

*10.5.3 --Plant Hal Wansley  Combustion  Turbine Agreement between Georgia Power
          Company and Oglethorpe, dated as of August 2, 1982 and Amendment No. 1, dated October 20, 1982. (Filed as Exhibit 10.18 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)

*10.6.1 --Edwin I. Hatch  Nuclear  Plant  Purchase and  Ownership  Participation
          Agreement between Georgia Power Company and Oglethorpe, dated as of January 6, 1975. (Filed as Exhibit 10.9.1 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)

*10.6.2-- Edwin I. Hatch Nuclear Plant Operating Agreement between Georgia Power
          Company and Oglethorpe, dated as of January 6, 1975. (Filed as Exhibit
          10.9.2 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)

*10.7.1-- Rocky  Mountain  Pumped  Storage   Hydroelectric   Project   Ownership
          Participation Agreement, dated as of November 18, 1988, by and between Oglethorpe and Georgia Power Company. (Filed as Exhibit 10.22.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1988, File No. 33-7591.)

*10.7.2-- Rocky  Mountain  Pumped  Storage   Hydroelectric   Project   Operating
          Agreement, dated as of November 18, 1988, by and between Oglethorpe and Georgia Power Company. (Filed as Exhibit 10.22.2 to the Registrant's Form 10-K for the fiscal year ended December 31, 1988, File No. 33-7591.)

*10.8.1-- Amended and Restated  Wholesale Power Contract,  dated as of August 1,
          1996, between Oglethorpe and Altamaha Electric Membership Corporation and all schedules thereto, together with a Schedule identifying 37 other substantially identical Amended and Restated Wholesale Power Contracts, and an additional Amended and Restated Wholesale Power Contract that is not substantially identical. (Filed as Exhibit 10.8.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

*10.8.2-- Amended and  Restated  Supplemental  Agreement,  dated as of August 1,
          1996, by and between Oglethorpe, Altamaha Electric Membership Corporation and the United States of America, together with a Schedule identifying 38 other substantially identical Amended and Restated Supplemental Agreements. (Filed as Exhibit 10.8.2 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

*10.8.3-- Supplemental  Agreement  to the Amended and Restated  Wholesale  Power
          Contract, dated as of January 1, 1997, by and among Georgia Power Company, Oglethorpe and Altamaha Electric Membership Corporation, together with a Schedule identifying 38 other substantially identical Supplemental Agreements. (Filed as Exhibit 10.8.3 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

*10.8.4-- Supplemental  Agreement  to the Amended and Restated  Wholesale  Power
          Contract, dated as of March 1, 1997, by and between Oglethorpe and Altamaha Electric Membership Corporation, together with a Schedule identifying 36 other substantially identical Supplemental Agreements, and an additional Supplemental Agreement that is not substantially identical. (Filed as Exhibit 10.8.4 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

*10.8.5-- Supplemental  Agreement  to the Amended and Restated  Wholesale  Power
          Contract, dated as of March 1, 1997, by and between Oglethorpe and Coweta-Fayette Electric Membership Corporation, together with a
          Schedule identifying 1 other substantially identical Supplemental Agreement. (Filed as Exhibit 10.8.5 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

*10.8.6-- Supplemental  Agreement  to the Amended and Restated  Wholesale  Power
          Contract, dated as of May 1, 1997 by and between Oglethorpe and Altamaha Electric Membership Corporation, together with a Schedule identifying 38 other substantially identical Supplemental Agreements. (Filed as Exhibit 10.8.6 to the Registrant's Form 10-Q for the quarterly period ended June 30, 1997, File No. 33-7591.)

*10.9(a)--Joint  Committee  Agreement  among Georgia Power Company,  Oglethorpe,
          Municipal Electric Authority of Georgia and the City of Dalton, Georgia, dated as of August 27, 1976. (Filed as Exhibit 10.14(b) to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)

*10.9(b)--First  Amendment to Joint  Committee  Agreement  among  Georgia  Power
          Company, Oglethorpe, Municipal Electric Authority of Georgia and the City of Dalton, Georgia, dated as of June 19, 1978. (Filed as Exhibit 10.14(a) to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)

*10.10--  Letter  of  Commitment   (Firm  Power  Sale)  Under  Service  Schedule
          J--Negotiated Interchange Service between Alabama Electric Cooperative, Inc. and Oglethorpe, dated March 31, 1994. (Filed as
          Exhibit 10.11(b) to the Registrant's Form 10-Q for the quarter ended June 30, 1994, File No. 33-7591.)

*10.11.1--Assignment of Power System Agreement and Settlement  Agreement,  dated
          January 8, 1975, by Georgia Electric Membership Corporation to Oglethorpe. (Filed as Exhibit 10.20.1 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)

*10.11.2--Power System  Agreement,  dated April 24, 1974, by and between Georgia
          Electric Membership  Corporation and Georgia Power Company.  (Filed as
          Exhibit 10.20.2 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)

*10.11.3--Settlement  Agreement,  dated April 24, 1974,  by and between  Georgia
          Power Company, Georgia Municipal Association, Inc., City of Dalton, Georgia Electric Membership Corporation and Crisp County Power Commission. (Filed as Exhibit 10.20.3 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)

*10.12-- Long-Term Firm Power Purchase Agreement between Big Rivers Electric Corporation and Oglethorpe, dated as of December 17, 1990. (Filed as
          Exhibit 10.24.3 to the Registrant's Form 10-K for the fiscal year ended December 31, 1990, File No. 33-7591.)

*10.13-- Revised and Restated Coordination Services Agreement between and among Georgia Power Company, Oglethorpe and Georgia System Operations Corporation, dated as of September 10, 1997. (Filed as Exhibit 10.14 to the Registrant's Form 10-K for the fiscal year ended December 31, 1997, File No. 33-7591.)

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

*10.19(2)-Power Purchase and Sale  Agreement  among LG&E Power  Marketing  Inc.,
          LG&E Energy Corp. and Oglethorpe, dated as of November 19, 1996. (Filed as Exhibit 10.30 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

*10.20(2)-Power Purchase and Sale  Agreement  among LG&E Power  Marketing  Inc.,
          LG&E Power Inc. and Oglethorpe, dated as of January 1, 1997. (Filed as
          Exhibit 10.31 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

*10.21.1--Participation  Agreement  (P1),  dated as of December 30, 1996,  among
          Oglethorpe, Rocky Mountain Leasing Corporation, Fleet National Bank, as Owner Trustee, SunTrust Bank, Atlanta, as Co-Trustee, the Owner Participant named therein and Utrecht-America Finance Co., as Lender, together with a Schedule identifying five other substantially identical Participation Agreements. (Filed as Exhibit 10.32.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

*10.21.2--Rocky  Mountain Head Lease  Agreement  (P1),  dated as of December 30,
          1996, between Oglethorpe and SunTrust Bank, Atlanta, as Co-Trustee, together with a Schedule identifying five other substantially identical Rocky Mountain Head Lease Agreements. (Filed as Exhibit
          10.32.2 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

*10.21.3--Ground Lease  Agreement (P1),  dated as of December 30, 1996,  between
          Oglethorpe and SunTrust Bank, Atlanta, as Co-Trustee,  together with a
          Schedule identifying five other substantially identical Ground Lease Agreements. (Filed as Exhibit 10.32.3 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

*10.21.4--Rocky Mountain Agreements Assignment and Assumption Agreement (P1), dated as of December 30, 1996, between Oglethorpe and SunTrust Bank, Atlanta, as Co-Trustee, together with a Schedule identifying five other substantially identical Rocky Mountain Agreements Assignment and Assumption Agreements. (Filed as Exhibit 10.32.4 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

*10.21.5--Facility Lease Agreement (P1), dated as of December 30, 1996,  between
          SunTrust Bank, Atlanta, as Co-Trustee and Rocky Mountain Leasing Corporation, together with a Schedule identifying five other substantially identical Facility Lease Agreements. (Filed as Exhibit
          10.32.5 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

*10.21.6--Ground Sublease Agreement (P1), dated as of December 30, 1996, between
          SunTrust Bank, Atlanta, as Co-Trustee and Rocky Mountain Leasing Corporation, together with a Schedule identifying five other substantially identical Ground Sublease Agreements. (Filed as Exhibit
          10.32.6 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

*10.21.7--Rocky Mountain Agreements Re-assignment and Assumption Agreement (P1), dated as of December 30, 1996, between SunTrust Bank, Atlanta, as
          Co-Trustee and Rocky  Mountain  Leasing  Corporation,  together with a
          Schedule identifying five other substantially identical Rocky Mountain Agreements Re-assignment and Assumption Agreements. (Filed as Exhibit
          10.32.7 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

*10.21.8--Facility  Sublease  Agreement  (P1),  dated as of December  30,  1996, between Oglethorpe and Rocky Mountain Leasing Corporation, together with a Schedule identifying five other substantially identical Facility Sublease Agreements. (Filed as Exhibit 10.32.8 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

*10.21.9--Ground Sub-sublease Agreement (P1), dated as of December 30, 1996, between Rocky Mountain Leasing Corporation and Oglethorpe, together with a Schedule identifying five other substantially identical Ground Sub-sublease Agreements. (Filed as Exhibit 10.32.9 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

*10.21.10-Rocky  Mountain   Agreements   Second   Re-assignment  and  Assumption
          Agreement (P1), dated as of December 30, 1996, between Rocky Mountain Leasing Corporation and Oglethorpe, together with a Schedule identifying five other substantially identical Rocky Mountain Agreements Second Re-assignment and Assumption Agreements. (Filed as
          Exhibit 10.32.10 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

*10.21.11-Payment Undertaking Agreement (P1), dated as of December 30, 1996, between Rocky Mountain Leasing Corporation and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., New York Branch, as the Bank, together with a Schedule identifying five other substantially identical Payment Undertaking Agreements. (Filed as Exhibit 10.32.11 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

*10.21.12-Payment  Undertaking  Pledge  Agreement (P1), dated as of December 30,
          1996, between Rocky Mountain Leasing Corporation, Fleet National Bank, as Owner Trustee, and SunTrust Bank, Atlanta, as Co-Trustee, together with a Schedule identifying five other substantially identical Payment Undertaking Pledge Agreements. (Filed as Exhibit 10.32.12 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

*10.21.13-Equity Funding Agreement (P1), dated as of December 30, 1996,  between
          Rocky Mountain Leasing Corporation, AIG Match Funding Corp., the Owner Participant named therein, Fleet National Bank, as Owner Trustee, and SunTrust Bank, Atlanta, as Co-Trustee, together with a Schedule identifying five other substantially identical Equity Funding Agreements. (Filed as Exhibit 10.32.13 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

*10.21.14-Equity Funding Pledge Agreement (P1), dated as of December 30, 1996, between Rocky Mountain Leasing Corporation and SunTrust Bank, Atlanta, as Co-Trustee, together with a Schedule identifying five other substantially identical Equity Funding Pledge Agreements. (Filed as
          Exhibit 10.32.14 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

*10.21.15-Deed to Secure Debt,  Assignment of Surety Bond and Security Agreement
          (P1), dated as of December 30, 1996, between Rocky Mountain Leasing Corporation, SunTrust Bank, Atlanta, as Co-Trustee, together with a
          Schedule identifying five other substantially identical Collateral Assignment, Assignment of Surety Bond and Security Agreements. (Filed as Exhibit 10.32.15 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

*10.21.16-Subordinated Deed to Secure Debt and Security Agreement (P1), dated as of December 30, 1996, among Oglethorpe, AMBAC Indemnity Corporation and SunTrust Bank, Atlanta, as Co-Trustee, together with a Schedule identifying five other substantially identical Subordinated Deed to Secure Debt and Security Agreements. (Filed as Exhibit 10.32.16 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

*10.21.17-Tax  Indemnification  Agreement  (P1),  dated as of December 30, 1996, between Oglethorpe and the Owner Participant named therein, together with a Schedule identifying five other substantially identical Tax Indemnification Agreements. (Filed as Exhibit 10.32.17 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

*10.21.18-     Consent No. 1, dated as of December 30, 1996, among Georgia Power
               Company,  Oglethorpe,  SunTrust Bank, Atlanta, as Co-Trustee, and
               Fleet National Bank, as Owner Trustee, together with a Schedule identifying five other substantially identical Consents. (Filed as Exhibit 10.32.18 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

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

*10.22.1--     Member Transmission Service Agreement, dated as of March 1, 1997, by and between  Oglethorpe and Georgia  Transmission  Corporation
               (An Electric Membership Corporation). (Filed as Exhibit 10.33.1 to the Registrant's Form 10-K for the fiscal year ended December
               31, 1996, File No. 33-7591.)

*10.22.2--     Generation Services Agreement,  dated as of March 1, 1997, by and between  Oglethorpe  and Georgia System  Operations  Corporation.
               (Filed as Exhibit 10.33.2 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

*10.22.3--     Operation Services  Agreement,  dated as of March 1, 1997, by and between  Oglethorpe  and Georgia System  Operations  Corporation.
               (Filed as Exhibit 10.33.3 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

*10.23(2)--    Power Purchase and Sale Agreement  between Morgan Stanley Capital
               Group Inc. and Oglethorpe,  dated as of April 7, 1997.  (Filed as
               Exhibit 10.34 to the Registrant's Form 10-Q for the quarterly period ended March 31, 1997, File No. 33-7591.)

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

*10.25(3)--    Employment  Agreement,  dated  as  of  March  15,  2002,  between
               Oglethorpe  and Thomas A. Smith.  (Filed as Exhibit  10.25 to the
               Registrant's Form 10-K for the fiscal year ended December 31, 2001, File No. 33-7591.)

*10.26(3)--    Employment Agreement, dated July 25, 2000, between Oglethorpe and
               Michael W.  Price.  (Filed as Exhibit  10.26 to the  Registrant's
               Form 10-K for the fiscal year ended  December 31, 2001,  File No.
               33-7591.)

*10.27(3)--    Employment  Agreement,  dated August 7, 2000,  between Oglethorpe
               and  W.  Clayton   Robbins.   (Filed  as  Exhibit  10.28  to  the
               Registrant's Form 10-Q for the quarterly period ended June 30, 2000, File No. 33-7591.)

*10.28.1(3)--  Employment  Agreement,  dated August 7, 2000,  between Oglethorpe and Elizabeth Higgins. (Filed as Exhibit 10.29 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2000, File No. 33-7591.)

*10.28.2(3)--  Amendment to  Employment  Agreement,  dated May 8, 2001,  between
               Oglethorpe and Elizabeth Higgins. (Filed as Exhibit 10.30 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2001, File No. 33-7591.)

10.28.3(3) --  Second  Amendment to  Employment  Agreement,  dated  February 19,
               2003, between Oglethorpe and Elizabeth Higgins.

*10.29(3) --   Oglethorpe Power Corporation  Executive  Supplemental  Retirement
               Plan,  dated  March  15,  2002.  (Filed as  Exhibit  10.29 to the
               Registrant's Form 10-Q for the quarterly period ended March 31, 2002, File No. 33-7591.)

*10.30(3) --   Participation  Agreement  for the  Oglethorpe  Power  Corporation
               Executive  Supplemental  Retirement  Plan,  dated as of March 15,
               2002, between  Oglethorpe and Thomas A. Smith.  (Filed as Exhibit
               10.30 to the Registrant's Form 10-Q for the quarterly period ended March 31, 2002, File No. 33-7591.)

21.1 --        Rocky Mountain Leasing Corporation, a Delaware corporation.

99.1 --        Certification  Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002, by Thomas A. Smith (Principal Executive Officer).

99.2 --        Certification  Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002, by Anne F. Appleby (Principal Financial Officer).

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

(b)  Reports on Form 8-K.

          Oglethorpe filed no reports on Form 8-K during the fourth quarter of 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 2003.


                                            OGLETHORPE POWER CORPORATION
                                            (AN ELECTRIC MEMBERSHIP CORPORATION)


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


                Signature                                    Title                                 Date
                ---------                                    -----                                 ----

/s/          THOMAS A. SMITH              President and Chief Executive Officer               March 27, 2003
------------------------------------
             THOMAS A. SMITH              (Principal Executive Officer)

/s/          ANNE F. APPLEBY              Vice President, Finance and Treasurer               March 27, 2003
------------------------------------
             ANNE F. APPLEBY              (Principal Financial Officer)

/s/            MARK CHESLA                Controller                                          March 27, 2003
------------------------------------
               MARK CHESLA

/s/          ASHLEY C. BROWN              Director                                            March 27, 2003
------------------------------------
             ASHLEY C. BROWN

/s/         LARRY N. CHADWICK             Director                                            March 27, 2003
------------------------------------
            LARRY N. CHADWICK

/s/          BENNY W. DENHAM              Director                                            March 27, 2003
------------------------------------
             BENNY W. DENHAM

/s/         WM. RONALD DUFFEY             Director                                            March 27, 2003
------------------------------------
            WM. RONALD DUFFEY



/s/          J. SAM L. RABUN              Director                                            March 27, 2003
------------------------------------
             J. SAM L. RABUN

/s/          JOHN S. RANSON               Director                                            March 27, 2003
------------------------------------
             JOHN S. RANSON

/s/        ROBERT E. RENTFROW             Director                                            March 27, 2003
------------------------------------
           ROBERT E. RENTFROW

/s/         JEFFREY D. TRANEN             Director                                            March 27, 2003
------------------------------------
            JEFFREY D. TRANEN

                                       98

                                 CERTIFICATIONS

I, Thomas A. Smith, certify that:

     1. I have reviewed this annual report on Form 10-K of Oglethorpe Power Corporation (An Electric Membership Corporation);

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ Thomas A. Smith
--------------------------
Thomas A. Smith
President and Chief Executive Officer
  (Principal Executive Officer)

I, Anne F. Appleby, certify that:

     1. I have reviewed this annual report on Form 10-K of Oglethorpe Power Corporation (An Electric Membership Corporation);

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ Anne F. Appleby
---------------------------
Anne F. Appleby
Vice President, Finance and Treasurer
     (Principal Financial Officer)

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