Form 10-Q
period 2003-03-31
OGLETHORPE POWER CORP
filed 2003-05-15
CIK 788816

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                           Commission File No. 33-7591

                          Oglethorpe Power Corporation
                      (An Electric Membership Corporation)
             (Exact name of registrant as specified in its charter)

                    Georgia                                58-1211925
        (State or other jurisdiction of                 (I.R.S. employer
         incorporation or organization                identification no.)

               Post Office Box 1349
             2100 East Exchange Place
                  Tucker, Georgia                         30085-1349
     (Address of principal executive offices)             (Zip Code)

  Registrant's telephone number, including area code    (770) 270-7600

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [X]

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The registrant is a membership corporation and has no authorized or outstanding equity securities.

================================================================================

                          OGLETHORPE POWER CORPORATION

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2003


                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Balance Sheets as of March 31, 2003
                  (Unaudited) and December 31, 2002                            3

                  Condensed Statements of Revenues and Expenses
                  (Unaudited) for the Three Months ended
                  March 31, 2003 and 2002                                      5

                  Condensed Statements of Patronage Capital and Membership
                  Fees and Accumulated Other Comprehensive Margin
                  (Unaudited) for the Three Months ended
                  March 31, 2003 and 2002                                      6

                  Condensed Statements of Cash Flows (Unaudited)
                  For the Three Months ended March 31, 2003 and 2002           7

                  Notes to Condensed Financial Statements                      8

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations               10

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk  17

         Item 4.  Controls and Procedures                                     17

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                           18

         Item 6.  Exhibits and Reports on Form 8-K                            18

SIGNATURES AND CERTIFICATIONS                                                 19

PART I -  FINANCIAL INFORMATION
Item 1.  Financial Statements



Oglethorpe Power Corporation
Condensed Balance Sheets
March 31, 2003 and December 31, 2002
===========================================================================================
                                                                   (dollars in thousands)

                                                                    2003            2002
                       Assets                                    (Unaudited)
                                                                 -----------    -----------
Electric plant, at original cost:
  In service                                                     $ 5,109,745    $ 5,030,333
  Less:  Accumulated provision for depreciation                   (2,025,828)    (1,983,950)
                                                                 -----------    -----------
                                                                   3,083,917      3,046,383

  Nuclear fuel, at amortized cost                                     78,691         77,247
  Construction work in progress                                       56,845         69,282
                                                                 -----------    -----------
                                                                   3,219,453      3,192,912
                                                                 -----------    -----------

Investments and funds:
  Decommissioning fund, at market                                    154,321        154,061
  Deposit on Rocky Mountain transactions, at cost                     73,923         72,698
  Bond, reserve and construction funds, at market                     21,755         26,505
  Investment in associated organizations, at cost                     28,458         28,244
                                                                 -----------    -----------
                                                                     278,457        281,508
                                                                 -----------    -----------

Current assets:
  Cash and temporary cash investments, at cost                       115,631        151,311
  Other short-term investments, at market                             95,071         94,301
  Receivables                                                        106,827         91,798
  Notes receivable                                                   318,851        310,662
  Inventories, at average cost                                        85,874         83,219
  Prepayments and other current assets                                 3,684          3,841
                                                                 -----------    -----------
                                                                     725,938        735,132
                                                                 -----------    -----------

Deferred charges:
  Premium and loss on reacquired debt, being amortized               149,409        151,118
  Deferred amortization of capital leases                            109,829        109,567
  Deferred debt expense, being amortized                              18,139         18,376
  Deferred nuclear outage costs, being amortized                      23,755         22,778
  Deferred asset retirement obligations costs, being amortized        28,660             --
  Other                                                                6,674          7,160
                                                                 -----------    -----------
                                                                     336,466        308,999
                                                                 -----------    -----------
                                                                 $ 4,560,314    $ 4,518,551
                                                                 ===========    ===========

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Balance Sheets
March 31, 2003 and December 31, 2002
=========================================================================================
                                                                   (dollars in thousands)

                                                                   2003          2002
                  Equity and Liabilities                        (Unaudited)
                                                                -----------   -----------
Capitalization:
  Patronage capital and membership fees and accumulated
     other comprehensive margin                                 $   383,282   $   371,818
  Long-term debt                                                  2,782,715     2,835,997
  Obligation under capital leases                                   354,599       358,676
  Obligation under Rocky Mountain transactions                       73,924        72,698
                                                                -----------   -----------
                                                                  3,594,520     3,639,189
                                                                -----------   -----------

Current liabilities:
  Long-term debt and capital leases due within one year             143,761       140,241
  Accounts payable                                                   51,294        53,283
  Notes payable                                                     305,515       297,776
  Accrued interest                                                   12,535         6,958
  Accrued and withheld taxes                                          6,212            55
  Other current liabilities                                           7,532        13,212
                                                                -----------   -----------
                                                                    526,849       511,525
                                                                -----------   -----------

Deferred credits and other liabilities:
  Gain on sale of plant, being amortized                             47,765        48,383
  Net benefit of Rocky Mountain transactions, being amortized        75,652        76,448
  Decommissioning reserve                                                --       166,299
  Asset retirement obligations                                      240,371            --
  Interest rate swap arrangements                                    57,197        58,443
  Other                                                              17,960        18,264
                                                                -----------   -----------
                                                                    438,945       367,837
                                                                -----------   -----------
                                                                $ 4,560,314   $ 4,518,551
                                                                ===========   ===========

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Revenues and Expenses (Unaudited)
For the Three Months Ended March 31, 2003 and 2002
=========================================================================================
                                                                  (dollars in thousands)

                                                                       Three month
                                                               --------------------------
                                                                   2003           2002
                                                               -----------    -----------
Operating revenues:
   Sales to Members                                            $   262,514    $   280,872
   Sales to non-Members                                             10,977          7,006
                                                               -----------    -----------
    Total operating revenues                                       273,491        287,878
                                                               -----------    -----------

Operating expenses:
  Fuel                                                              45,305         44,807
  Production                                                        56,303         60,329
  Purchased power                                                   83,972         94,752
  Depreciation and amortization                                     32,764         32,384
  Accretion                                                             69             --
                                                               -----------    -----------
    Total operating expenses                                       218,413        232,272
                                                               -----------    -----------
Operating margin                                                    55,078         55,606
                                                               -----------    -----------

Other income (expense):
  Investment income                                                  5,441          8,811
  Amortization of deferred gains                                       619            619
  Amortization of net benefit of sale of income tax benefits           796          2,799
  Allowance for equity funds used during construction                  125            111
  Other                                                                772            779
                                                               -----------    -----------
    Total other income                                               7,753         13,119
                                                               -----------    -----------

Interest charges:
  Interest on long-term-debt and capital leases                     48,443         51,497
  Other interest                                                     1,738          5,202
  Allowance for debt funds used during construction                   (869)          (831)
  Amortization of debt discount and expense                          3,600          3,588
                                                               -----------    -----------
    Net interest charges                                            52,912         59,456
                                                               -----------    -----------
Net margin                                                     $     9,919    $     9,269
                                                               ===========    ===========

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Patronage Capital and Membership Fees
and Accumulated Other Comprehensive Margin (Unaudited)
For the Three Months Ended March 31, 2003 and 2002
====================================================================================================
                                                                   (dollars in thousands)




                                                           Patronage     Accumulated
                                                          Capital and      Other
                                                          Membership    Comprehensive
                                                             Fees       Margin (Loss)      Total
                                                        --------------------------------------------
Balance at December 31, 2001                            $    410,029    ($    42,361)   $    367,668
Components of comprehensive margin:
   Net margin                                                  9,269                           9,269
   Unrealized gain on interest rate swap arrangements                          3,698           3,698
   Unrealized gain on financial gas hedges                                     3,076           3,076
   Unrealized loss on available-for-sale securities                           (1,436)         (1,436)
                                                                                        ------------
Total comprehensive margin                                                                    14,607
                                                                                        ------------

----------------------------------------------------------------------------------------------------
Balance at March 31, 2002                               $    419,298    ($    37,023)   $    382,275
====================================================================================================









Balance at December 31, 2002                            $    427,569    ($    55,751)   $    371,818
Components of comprehensive margin:
   Net margin                                                  9,919                           9,919
   Unrealized gain on interest rate swap arrangements                          1,246           1,246
   Unrealized gain on financial gas hedges                                     1,381           1,381
   Unrealized loss on available-for-sale securities                           (1,082)         (1,082)
                                                                                        ------------
Total comprehensive margin                                                                    11,464
                                                                                        ------------

----------------------------------------------------------------------------------------------------
Balance at March 31, 2003                               $    437,488    ($    54,206)   $    383,282
====================================================================================================

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2003 and 2002
================================================================================================
                                                                        (dollars in thousands)

                                                                          2003           2002
                                                                      -----------    -----------
Cash flows from operating activities:
   Net margin                                                         $     9,919    $     9,269
                                                                      -----------    -----------

   Adjustments to reconcile net margin to net cash
      provided by operating activities:
        Depreciation and amortization, including nuclear fuel              46,439         45,212
        Net accretion cost                                                     69             --
        Allowance for equity funds used during construction                  (125)          (111)
        Amortization of deferred gains                                       (619)          (619)
        Amortization of net benefit of sale of income tax benefits           (796)        (2,799)
        Other                                                                (263)           907

   Change in operating assets and liabilities:

        Receivables                                                       (15,029)       (13,816)
        Notes receivable                                                      198            139
        Inventories                                                        (2,655)        (4,687)
        Prepayments and other current assets                                1,540         (6,765)
        Accounts payable                                                   (1,989)       (18,907)
        Accrued interest                                                    5,577         38,896
        Accrued and withheld taxes                                          6,157          6,347
        Power marketer reserve                                                 --         12,538
        Other current liabilities                                          (5,680)        (4,817)
        Deferred nuclear outage costs                                      (7,535)        (9,838)
                                                                      -----------    -----------
          Total adjustments                                                25,289         41,680
                                                                      -----------    -----------
       Net cash provided by operating activities                           35,208         50,949
                                                                      -----------    -----------

Cash flows from investing activities:
     Property additions                                                   (22,437)       (29,129)
     Net proceeds from bond, reserve and construction funds                 4,687          1,621
     Increase in investment in associated organizations                      (213)           (39)
     Increase in other short-term investments                              (1,790)        (1,564)
     Increase in decommissioning fund                                        (364)        (2,300)
                                                                      -----------    -----------
       Net cash used in investing activities                              (20,117)       (31,411)
                                                                      -----------    -----------

Cash flows from financing activities:
     Long-term debt proceeds, net                                             (44)           322
     Long-term debt payments                                              (50,079)       (20,521)
     Increase (decrease) in notes payable                                   7,739        (15,887)
     Increase in notes receivable under interim financing agreement        (8,387)        (9,785)
                                                                      -----------    -----------
       Net cash used in financing activities                              (50,771)       (45,871)
                                                                      -----------    -----------
Net decrease in cash and temporary cash investments                       (35,680)       (26,333)
Cash and temporary cash investments at beginning of period                151,311        275,786
                                                                      -----------    -----------
Cash and temporary cash investments at end of period                  $   115,631    $   249,453
                                                                      ===========    ===========

Cash paid for:
     Interest (net of amounts capitalized)                            $    43,734    $    14,557
     Income taxes                                                              --             --

The accompanying notes are an integral part of these condensed financial statements.

                          Oglethorpe Power Corporation
                     Notes to Condensed Financial Statements
                             March 31, 2003 and 2002



(A) The condensed financial statements included in this report have been prepared by Oglethorpe Power Corporation (Oglethorpe), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the information furnished in this report reflects all adjustments (which include only normal recurring adjustments) and estimates necessary to present fairly, in all material respects, the results for the periods ended March 31, 2003 and 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although Oglethorpe believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Oglethorpe's latest Annual Report on Form 10-K, as filed with the SEC. Certain amounts for 2002 have been reclassified to conform with the current period presentation. The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of results to be expected for the full year.

(B) Accounting for Asset Retirement Obligations. In June of 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement provides accounting and reporting standards for recognizing obligations related to costs associated with the retirement of long-lived assets. SFAS No. 143 requires obligations associated with the retirement of long-lived assets to be recognized at their fair value in the period in which they are incurred if a reasonable estimate of fair value can be made. The fair value of the asset retirement costs must be capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense using a systematic and rational method over the asset's useful life. Any subsequent changes to the fair value of the liability due to passage of time or changes in the amount or timing of estimated cash flows must be recognized as an accretion expense.

         In January 2003, Oglethorpe adopted SFAS No. 143. The fair value of the legal obligation recognized under SFAS No. 143 primarily relates to Oglethorpe's nuclear facilities. In addition, Oglethorpe recognized retirement obligations for ash handling facilities at the coal-fired plants and solid waste landfills located at certain generating facilities. The cumulative effect of adoption resulted in Oglethorpe recording a regulatory asset of approximately $23,662,000, capitalized asset retirement costs, net of accumulated amortization, of approximately $45,304,000 and increased asset retirement obligations of approximately $68,966,000. At December 31, 2002, Oglethorpe's recognized liability for nuclear decommissioning was $166,299,000. On a pro forma basis, the cumulative effect of adoption as of January 1, 2002 would have resulted in Oglethorpe recording a regulatory asset of approximately $8,196,000. Oglethorpe has also identified retirement obligations related to certain other generating facilities, however, a liability for the removal of these facilities was not recorded because no reasonable estimate can be made regarding the timing of any related retirements.

         Under SFAS No. 71, Oglethorpe may record an offsetting regulatory asset or liability to reflect the difference in timing of recognition of the costs of decommissioning for financial statement purposes and for ratemaking purposes for both the cumulative effect of adoption and for future periods timing differences. While RUS has not issued regulatory guidance for adoption of SFAS No. 143, Oglethorpe's management expects to receive permission from RUS to implement the provisions of SFAS No. 71 with respect to timing differences arising from cost recognition under SFAS No. 143 and for ratemaking purposes. Oglethorpe estimates that the annual difference will be approximately $5,000,000.

         SFAS No. 143 does not permit non-regulated entities to continue accruing future retirement costs associated with long-lived assets for which there are no legal obligation to retire. Oglethorpe, in accordance with regulatory treatment of these costs, continues to recognize the removal costs for these other obligations in depreciation rates. At March 31, 2003, the accumulated removal costs for other obligations (regulatory liabilities) included in the accumulated depreciation and amortization reserve was $37,588,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



Results of Operations

For the Three Months Ended March 31, 2003 and 2002
--------------------------------------------------

Net Margin

Oglethorpe's net margin for the three months ended March 31, 2003 was $9.9 million compared to $9.3 million for the same period of 2002.

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

Total revenues from sales to the Members for the three-month period ended March 31, 2003 were 6.5% lower than such revenues for the same period of 2002. Megawatt-hour (MWh) sales to Members increased 3.0% in the current period compared to the same period of 2002. The increase in MWh sales to Members in the first quarter of 2003 resulted from higher sales to both scheduling Members and from higher sales to Members who participate in Oglethorpe's capacity and energy pool. The average revenue per MWh from sales to Members decreased 9.3% for the current quarter compared to the same period of 2002.

The components of Member revenues for the three months ended March 31, 2003 and 2002 were as follows:

                                 Three Months
                                Ended March 31,
                            -----------------------
                               2003         2002
                            ----------   ----------
                             (dollars in thousands)
Capacity revenues           $  144,139   $  149,986
Energy revenues                118,375      130,886
                            ----------   ----------
Total                       $  262,514   $  280,872
                            ==========   ==========

Capacity revenues from Members for the three months ended March 31, 2003 decreased 3.9% compared to the same period of 2002. The decrease in capacity revenues for the first quarter was primarily due to lower purchased power capacity costs and interest costs for the current period compared to the same period of 2002 (see "Operating Expenses" and "Interest Charges" below). Energy revenues were 9.6% lower for the three-month period ended March 31, 2003 compared to the same period of 2002. The decrease in energy revenues for the first quarter of 2003 was primarily due to decreases in purchased power energy costs and variable operations and maintenance (O&M) expenses (see "Operating Expenses" below). Oglethorpe's average energy revenue per MWh from sales to Members was 12.2% lower in the current quarter compared to the same period of 2002.

Sales to non-Members were from energy sales to power companies and from energy sales to LG&E Energy Marketing Inc. (LEM) and Morgan Stanley Capital Group Inc. (Morgan Stanley) under their power marketer arrangements with Oglethorpe. The following table summarizes the sources on non-Member revenues for the three months ended March 31, 2003 and 2002:

                                                     Three Months
                                                    Ended March 31,
                                                -----------------------
                                                   2003         2002
                                                ----------   ----------
                                                (dollars in thousands)
Sales to power companies                        $   10,672   $    6,979
Sales to LEM and Morgan Stanley                        305           27
                                                ----------   ----------
Total                                           $   10,977   $    7,006
                                                ==========   ==========

Sales to power companies represent sales made directly by Oglethorpe. Oglethorpe sells for its own account any energy available from the portion of its resources dedicated to Morgan Stanley that is not scheduled by Morgan Stanley pursuant to the power marketer arrangement. Sales to power companies were higher in 2003 compared to 2002 partly due to an increase in MWhs and in revenues per MWh sold to power companies on behalf of Members who participate in Oglethorpe's capacity and energy pool and partly due to increased MWhs purchased for resale to power companies.

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

Operating Expenses

Operating expenses for the three-month period ended March 31, 2003 were 6.0% lower compared to the same period of 2002. The decrease during the first quarter of 2003 compared to the same period of 2002 was primarily due to lower production costs and purchased power costs.

Purchased power costs decreased 11.4% for the first quarter of 2003 compared to the same period of 2002. Purchased MWhs decreased 2.0% in the first quarter of 2003 compared to the same period of 2002. The average cost per MWh of total purchased power decreased 9.6% in the first quarter of 2003 compared to the same period of 2002.

Purchased power costs were as follows:

                                      Three Months
                                     Ended March 31,
                                 -----------------------
                                    2003         2002
                                 ----------   ----------
                                  (dollars in thousands)
Capacity costs                   $   15,197   $   20,298
Energy costs                         68,775       74,454
                                 ----------   ----------
Total                            $   83,972   $   94,752
                                 ==========   ==========

Purchased power capacity costs decreased 25.1% for the current period as compared to the same period of 2002. The decreases in purchased power capacity costs resulted from the termination of various power purchase agreements. Purchased power energy costs for the three-month period ended March 31, 2003 were 7.6% lower compared to the same period of 2002. The average cost of purchased power energy for the three months ended March 31, 2003 was 5.8% lower compared to the same period of 2002. The decrease in total and average purchased power energy costs is attributable to an accrual of $12.5 million, recorded in the first quarter of 2002, in connection with the settlement of an arbitration with LEM regarding the power marketer arrangement.

Production costs decreased 6.6% for the three-month period ended March 31, 2003 compared to the same period of 2002. The lower production costs in 2003 resulted primarily from lower O & M costs incurred during scheduled spring outages at Plants Scherer and Hatch in 2003 than corresponding O&M costs incurred in spring of 2002.

Accretion expense represents the change in the asset retirement obligations due to the passage of time. For nuclear decommissioning, Oglethorpe records a regulatory asset for the timing difference in accretion expense recognized under SFAS No. 143 compared to the expense recovered for ratemaking purposes. (See "Notes to Condensed Financial Statements - (B)", above for a discussion regarding adoption of SFAS No. 143.)


Other Income

Investment income decreased 38.2% or $3.4 million in the current period compared to the same period of 2002 partly due to lower cash and temporary cash investment balances, partly due to lower interest earnings on these investments and partly due to lower earnings from the decommissioning fund. Amortization of net benefit of sale of income tax benefits decreased $2 million in the three-month period ended March 31, 2003 compared to the same period of 2002 due to the completion of amortization of the safe harbor lease in March 2002.

Interest Charges

Interest on long-term debt and capital leases decreased 5.9% in the current period compared to the same period of 2002 partly due to lower outstanding principal balance, partly due to lower interest costs associated with the issuance in October of 2002 of $92 million in variable rate tax-exempt Pollution

Control Revenue Bonds to refinance two $46 million medium-term notes and partly due to cost savings from lower variable interest rates on long-term debt. Other interest expense decreased $3.4 million or 66.6% in the current quarter compared to the same period of 2002. Prior to adoption of SFAS No. 143, Oglethorpe recorded interest expense for decommissioning as an offset to interest earnings on the decommissioning fund. With the adoption of SFAS No. 143, no offsetting adjustment for interest expense was recorded in 2003.


Financial Condition

Capital Requirements and Liquidity and Sources of Capital
---------------------------------------------------------

Financing for Talbot EMC and Chattahoochee EMC

In 2000, Oglethorpe submitted loan applications to the Rural Utilities Service ("RUS") to provide permanent financing for a six-unit, 618 MW gas-fired combustion turbine project (currently owned by Talbot EMC) and a 468 MW gas-fired combined cycle project (currently owned by Chattahoochee EMC). The loan applications initially were submitted on behalf of either Oglethorpe or related entities that might ultimately own the facilities. During the process of evaluating the terms proposed by RUS for providing these loans to Talbot EMC and Chattahoochee EMC, it was determined that the terms of the financing would be more favorable if Oglethorpe owned the facilities and obtained the RUS financing. In September 2002, RUS issued two RUS-guaranteed loan commitments totaling approximately $589 million to Oglethorpe for these generating facilities. The RUS-guaranteed loans will be funded through the Federal Financing Bank ("FFB"). Concurrently with the funding of these loans, which is currently scheduled to occur in the second quarter of 2003, Oglethorpe will acquire the two generating facilities from Talbot EMC and Chattahoochee EMC provided certain conditions are met. (See "Expected Facilities Acquisitions, RUS Loans and Other New Arrangements" in Item 1 of Oglethorpe's Annual Report on Form 10-K for the year ended December 31, 2002.)

Oglethorpe is currently providing interim loans to Talbot EMC and Chattahoochee EMC to fund approximately fifty percent of the cost of these generating facilities. Oglethorpe is funding these loans through the issuance of commercial paper. As of March 31, 2003, $306 million in commercial paper was outstanding, all of which was for this purpose. Oglethorpe expects to have up to approximately $313 million of commercial paper outstanding for this purpose by the time the RUS-guaranteed loans are funded. The remaining portion of the cost of these generating facilities is being funded under two bridge loans from third parties. The proceeds from the RUS-guaranteed loans will first be used to repay the bridge loans and then to retire the outstanding commercial paper. At the time the RUS-guaranteed loans are initially funded, Oglethorpe expects to receive an advance from FFB of approximately $452 million, which will be sufficient to repay the two bridge loans and to repay approximately $200 million of outstanding commercial paper. After the initial funding, Oglethorpe expects to receive a majority of the remaining loan funds later in 2003 and the final amounts by the end of 2004.

For a discussion of the bridge loans and Oglethorpe's guarantee of the bridge loan to Chattahoochee EMC and other contingent liabilities in connection with the Talbot and Chattahoochee generating facilities, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Financial Condition - Capital Requirements - Financing for Talbot EMC and

Chattahoochee EMC" and "Contingent Commitments" in Item 7 of Oglethorpe's Annual Report on Form 10-K for the year ended December 31, 2002.

Liquidity

On September 25, 2002, Oglethorpe renewed its existing committed lines of credit available for working capital and as support for Oglethorpe's commercial paper program at a level of $320 million, with an expiration date of September 24, 2003. This credit facility is structured such that the commitment amount is reduced to $290 million upon the earlier to occur of (i) June 30, 2003 or (ii) receipt by Oglethorpe of funds totaling $350 million under the RUS-guaranteed loans for the Talbot and Chattahoochee generating facilities. As discussed above, Oglethorpe expects to receive approximately $452 million in funding under the RUS-guaranteed loans prior to June 30, 2003. This amount will be sufficient to repay the two bridge loans and approximately $200 million of the outstanding commercial paper, leaving approximately $118 million in commercial paper outstanding. However, if the initial funding of the RUS-guaranteed loans does not occur by June 30, 2003 and the committed amount of the lines of credit is reduced at that time, Oglethorpe would use its cash or another line of credit to fund the difference between the amount of the outstanding loans to Talbot EMC and Chattahoochee EMC and the reduced availability of commercial paper.

Oglethorpe also has a $50 million committed line of credit with the National Rural Utilities Cooperative Finance Corporation ("CFC") that can be used for general working capital purposes. No amounts are currently outstanding under this facility.

General
-------

Total assets and total equity plus liabilities as of March 31, 2003 were $4.6 billion, which was $42 million higher than the total at December 31, 2002. The increase was due primarily to the recording of assets and associated liabilities related to the adoption of SFAS No 143, "Accounting for Asset Retirement Obligations", increases in receivables, and notes and interim financing receivables. The increase was offset in part by depreciation of plant, and decreases in cash and temporary cash investments.

Assets

Property additions for the three months ended March 31, 2003 totaled $22.4 million, primarily for purchases of nuclear fuel and for additions, replacements, and improvements to existing generation facilities.

The decrease in construction work in progress was primarily the result of a pollution control project at Plant Wansley being placed in service during the first quarter of 2003.

The decrease in the bond, reserve and construction funds balance was the result of lower debt service reserve requirements at March 31, 2003 as compared to December 31, 2002.

The decrease in cash and temporary cash investments was a result of cash used in financing and investing activities (including debt principal requirements) exceeding cash provided from operations.

The receivable balances increased by $15.0 million at March 31, 2003 as compared to December 31, 2002. At December 31, 2002 the receivables reflected Board approved credits that were returned to the Members during the first quarter of 2003.

As a result of the adoption of SFAS No 143, "Accounting for Asset Retirement Obligations", Oglethorpe has recorded a $28.7 million regulatory asset. (See "Notes to Condensed Financial Statements - (B)", above for a discussion regarding adoption of SFAS No. 143.)

Equity and Liabilities

Patronage capital and membership fees and other comprehensive margin increased by $11.5 million to $383.3 million at March 31, 2003. Patronage capital and membership fees, excluding accumulated other comprehensive loss, increased by $9.9 million from $427.6 million at December 31, 2002 to $437.5 million at March 31, 2003. Accumulated other comprehensive loss decreased by $1.6 million, from a loss of $55.8 million to a loss of $54.2 million.

Notes payable represents Oglethorpe's outstanding commercial paper used to fund, on an interim basis, a portion of the Talbot EMC and Chattahoochee EMC construction projects. (See "Capital Requirements and Liquidity and Sources of Capital" above for a discussion regarding financing of these projects.)

The increase in accrued interest was largely due to the interest expense accrual associated with the lease of Plant Scherer Unit No. 2, which is paid semi-annually. At March 31, 2003 interest expense for three months of Scherer debt was accrued, whereas no interest expense was accrued at December 31, 2002 as a result of the payment made (as due) on that date.

Accrued and withheld taxes increased as a result of the normal monthly accruals for property taxes, which are generally paid in the fourth quarter of the year.

The decrease in other current liabilities resulted primarily from payment of certain year-end accruals and a performance based pay accrual. In addition, the December 31, 2002 balance included negative cash whereas there was no negative cash balance at March 31, 2003. Somewhat offsetting this decrease was an increase in accrued operating and maintenance expenses for Plant Doyle.

As a result of the adoption of SFAS No 143, "Accounting for Asset Retirement Obligations", Oglethorpe has recorded a $240.4 million asset retirement obligation. (See "Notes to Condensed Financial Statements " - Note (B), above for a discussion regarding adoption of SFAS No. 143.)

New Accounting Pronouncements

For a discussion of New Accounting Pronouncements see Note B of Notes to Condensed Financial Statements.

Forward-Looking Statements and Associated Risks

This Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding, among other items, (i) anticipated transactions by Oglethorpe and the Members and (ii) Oglethorpe's future capital requirements and sources of capital. These forward-looking statements are based largely on Oglethorpe's current expectations and are subject to a number of risks and uncertainties, some of which are beyond Oglethorpe's control. For factors that could cause actual results to differ materially from those anticipated by these forward-looking statements, see "FACTORS AFFECTING THE ELECTRIC UTILITY INDUSTRY" AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Expected Facilities Acquisitions, RUS Loans and Other New Arrangements" and "-Miscellaneous-Competition" in Items 1 and 7 of Oglethorpe's 2002 Annual Report on Form 10-K. In light of these risks and uncertainties, there can be no assurance that events anticipated by the forward-looking statements contained in this Quarterly Report will in fact transpire.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Oglethorpe's market risks have not changed materially from the market risks reported in Oglethorpe's 2002 Annual Report on Form 10-K.

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

No significant changes occurred in Oglethorpe's internal controls or in other factors that could significantly affect its internal controls since the date of its evaluation. Oglethorpe has not found any significant deficiencies or material weaknesses in these controls, which require any corrective actions since the date of Oglethorpe's evaluation.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

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

         (b)     Reports on Form 8-K

                 No reports on Form 8-K were filed by Oglethorpe for the quarter ended March 31, 2003.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Oglethorpe Power Corporation
                                    (An Electric Membership Corporation)


Date:  May 15, 2003                 By: /s/ THOMAS A. SMITH
                                        -------------------------------------
                                        Thomas A. Smith
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


Date:  May 15, 2003                     /s/ MARK CHESLA
                                        -------------------------------------
                                        Mark Chesla
                                        Controller
                                        (Chief Accounting Officer)

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

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

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

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditor any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 15, 2003

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

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

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

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditor any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 15, 2003

/s/ ANNE F. APPLEBY
-------------------------------------
Anne F. Appleby
Vice President, Finance and Treasurer
(Principal Financial Officer)