Form 10-Q
period 2003-06-30
OGLETHORPE POWER CORP
filed 2003-08-14
CIK 788816

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One) ☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2003 OR
☐
 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 33-7591

Oglethorpe Power Corporation
(An Electric Membership Corporation)
(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization	58-1211925 (I.R.S. employer identification no.)

Post Office Box 1349
2100 East Exchange Place
Tucker, Georgia	30085-1349
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(770) 270-7600

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The registrant is a membership corporation and has no authorized or outstanding equity securities.

OGLETHORPE POWER CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2003

Page No.
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets as of June 30, 2003
(Unaudited) and December 31, 2002	3

Condensed Statements of Revenues and Expenses
(Unaudited) for the Three Months and Six Months ended
June 30, 2003 and 2002	5

Condensed Statements of Patronage Capital and Membership
Fees and Accumulated Other Comprehensive Margin
(Unaudited) for the Six Months ended
June 30, 2003 and 2002	6

Condensed Statements of Cash Flows (Unaudited)
For the Six Months ended June 30, 2003 and 2002	7

Notes to Condensed Financial Statements	8

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	22

Item 4. Controls and Procedures	22

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	23

Item 5. Other	23

Item 6. Exhibits and Reports on Form 8-K	23

SIGNATURES	25

2

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Oglethorpe Power Corporation
Condensed Balance Sheets
June 30, 2003 and December 31, 2002

	(dollars in thousands)

	2003	2002
Assets	(Unaudited)

Electric plant, at original cost:
In service	$5,698,280	$5,030,333
Less: Accumulated provision for depreciation	(2,068,620)	(1,983,950)

	3,629,660	3,046,383

Nuclear fuel, at amortized cost	76,779	77,247
Construction work in progress	55,674	69,282

	3,762,113	3,192,912

Investments and funds:
Decommissioning fund, at market	166,529	154,061
Deposit on Rocky Mountain transactions, at cost	75,149	72,698
Bond, reserve and construction funds, at market	21,704	26,505
Investment in associated organizations, at cost	28,469	28,244

	291,851	281,508

Current assets:
Cash and temporary cash investments, at cost	112,894	151,311
Other short-term investments, at market	96,144	94,301
Receivables	126,817	91,798
Notes receivable	1,468	310,662
Inventories, at average cost	100,066	83,219
Prepayments and other current assets	9,738	3,841

	447,127	735,132

Deferred charges:
Premium and loss on reacquired debt, being amortized	146,177	151,118
Deferred amortization of capital leases	110,070	109,567
Deferred debt expense, being amortized	20,917	18,376
Deferred nuclear outage costs, being amortized	17,900	22,778
Deferred asset retirement obligations, being amortized	20,576	-
Other	8,457	7,160

	324,097	308,999

	$4,825,188	$4,518,551

The accompanying notes are an integral part of these condensed financial statements.
3

Oglethorpe Power Corporation
Condensed Balance Sheets
June 30, 2003 and December 31, 2002

	(dollars in thousands)

	2003	2002
Equity and Liabilities	(Unaudited)

Capitalization:
Patronage capital and membership fees	$443,979	$427,569
Accumulated other comprehensive loss	(54,135)	(55,751)

Subtotal	389,844	371,818

Long-term debt	3,321,757	2,835,997
Obligation under capital leases	350,499	358,676
Obligation under Rocky Mountain transactions	75,150	72,698

	4,137,250	3,639,189

Current liabilities:
Long-term debt and capital leases due within one year	145,626	140,241
Accounts payable	53,484	53,283
Notes payable	-	297,776
Accrued interest	14,984	6,958
Accrued and withheld taxes	13,066	55
Other current liabilities	8,122	13,212

	235,282	511,525

Deferred credits and other liabilities:
Gain on sale of plant, being amortized	47,146	48,383
Net benefit of Rocky Mountain transactions, being amortized	74,855	76,448
Decommissioning reserve	-	166,299
Asset retirement obligations	244,215	-
Interest rate swap arrangements	62,314	58,443
Other	24,126	18,264

	452,656	367,837

	$4,825,188	$4,518,551

The accompanying notes are an integral part of these condensed financial statements.
4

Oglethorpe Power Corporation
Condensed Statements of Revenues and Expenses (Unaudited)
For the Three and Six Months Ended June 30, 2003 and 2002

	(dollars in thousands)

	Three Months		Six Months

	2003	2002	2003	2002

Operating revenues:
Sales to Members	$284,081	$269,879	$546,595	$550,751
Sales to non-Members	8,530	9,648	19,507	16,654

Total operating revenues	292,611	279,527	566,102	567,405

Operating expenses:
Fuel	58,228	54,425	103,533	99,232
Production	63,603	51,515	119,906	111,844
Purchased power	79,003	82,810	162,975	177,562
Depreciation and amortization	35,675	32,624	68,439	65,008
Accretion	1,497	-	1,566	-

Total operating expenses	238,006	221,374	456,419	453,646

Operating margin	54,605	58,153	109,683	113,759

Other income (expense):
Investment income	5,243	8,154	10,684	16,965
Amortization of deferred gains	618	619	1,237	1,237
Amortization of net benefit of sale of income tax benefits	797	796	1,593	3,595
Allowance for equity funds used during construction	106	131	231	242
Other	392	485	1,164	1,265

Total other income	7,156	10,185	14,909	23,304

Interest charges:
Interest on long-term debt and capital leases	50,499	51,636	98,942	103,133
Other interest	1,833	4,686	3,571	9,888
Allowance for debt funds used during construction	(687)	(917)	(1,556)	(1,748)
Amortization of debt discount and expense	3,625	3,524	7,225	7,112

Net interest charges	55,270	58,929	108,182	118,385

Net margin	$6,491	$9,409	$16,410	$18,678

The accompanying notes are an integral part of these condensed financial statements.
5

Oglethorpe Power Corporation
Condensed Statements of Patronage Capital and Membership Fees
and Accumulated Other Comprehensive Margin (Unaudited)
For the Six Months Ended June 30, 2003 and 2002

	(dollars in thousands)

	Patronage	Accumulated
	Capital and	Other
	Membership	Comprehensive
	Fees	Margin (Loss)	Total

Balance at December 31, 2001	$410,029	($42,361)	$367,668
Components of comprehensive margin:
Net margin	18,678		18,678
Unrealized loss on interest rate swap arrangements		(5,931)	(5,931)
Unrealized gain on financial gas hedges		4,402	4,402
Unrealized loss on available-for-sale securities		(498)	(498)

Total comprehensive margin			16,651

Balance at June 30, 2002	$428,707	($44,388)	$384,319

Balance at December 31, 2002	$427,569	($55,751)	$371,818
Components of comprehensive margin:
Net margin	16,410		16,410
Unrealized loss on interest rate swap arrangements		(3,871)	(3,871)
Unrealized gain on financial gas hedges		6,520	6,520
Unrealized loss on available-for-sale securities		(1,033)	(1,033)

Total comprehensive margin			18,026

Balance at June 30, 2003	$443,979	($54,135)	$389,844

The accompanying notes are an integral part of these condensed financial statements.
6

Oglethorpe Power Corporation
Condensed Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2003 and 2002

	(dollars in thousands)

	2003	2002

Cash flows from operating activities:
Net margin	$16,410	$18,678

Adjustments to reconcile net margin to net cash
provided by operating activities:
Depreciation and amortization, including nuclear fuel	95,621	90,966
Net accretion cost	1,566	-
Allowance for equity funds used during construction	(231)	(242)
Amortization of deferred gains	(1,237)	(1,237)
Amortization of net benefit of sale of income tax benefits	(1,593)	(3,595)
Other	307	3,181

Change in operating assets and liabilities:
Receivables	(38,737)	(36,732)
Notes receivable	398	56
Inventories	(6,781)	(11,890)
Prepayments and other current assets	719	1,468
Accounts payable	3,208	(2,887)
Accrued interest	8,026	50,254
Accrued and withheld taxes	12,532	13,242
Power marketer reserve	-	(36,000)
Other current liabilities	(5,091)	(4,308)
Deferred nuclear outage costs	(7,661)	(17,706)
Deferred start-up costs	759	-

Total adjustments	61,805	44,570

Net cash provided by operating activities	78,215	63,248

Cash flows from investing activities:
Property additions	(65,291)	(58,133)
Net proceeds from bond, reserve and construction funds	4,651	1,599
Net cash received from merger of Talbot EMC	18,273	-
and Chattahoochee EMC into Oglethorpe
(Increase) decrease in investment in associated organizations	(223)	3
Increase in other short-term investments	(2,726)	(2,979)
Increase in decommissioning fund	(2,275)	(4,420)

Net cash used in investing activities	(47,591)	(63,930)

Cash flows from financing activities:
Long-term debt proceeds, net	452,510	1,882
Long-term debt payments	(326,532)	(43,034)
Decrease in notes payable	(184,478)	(52,967)
(Increase) decrease in notes receivable under interim financing agreement	(11,141)	20,630
Increase in deferred credit for major overhaul	600	-

Net cash used in financing activities	(69,041)	(73,489)

Net decrease in cash and temporary cash investments	(38,417)	(74,171)
Cash and temporary cash investments at beginning of period	151,311	275,786

Cash and temporary cash investments at end of period	$112,894	$201,615

Cash paid for:
Interest (net of amounts capitalized)	$93,056	$56,260
Income taxes	-	-

The accompanying notes are an integral part of these condensed financial statements.
7

Oglethorpe Power Corporation
Notes to Condensed Financial Statements
June 30, 2003 and 2002

(A)      General. The condensed financial statements included in this report have been prepared by Oglethorpe Power Corporation (Oglethorpe), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the information furnished in this report reflects all adjustments (which include only normal recurring adjustments) and estimates necessary to present fairly, in all material respects, the results for the periods ended June 30, 2003 and 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although Oglethorpe believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Oglethorpe's latest Annual Report on Form 10-K, as filed with the SEC. Certain amounts for 2002 have been reclassified to conform with the current period presentation. The results of operations for the three-month and six-month periods ended June 30, 2003 are not necessarily indicative of results to be expected for the full year.

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

In January 2003, Oglethorpe adopted SFAS No. 143. The fair value of the legal obligation recognized under SFAS No. 143 primarily relates to Oglethorpe's nuclear facilities. In addition, Oglethorpe recognized retirement obligations for ash handling facilities at the coal-fired plants and solid waste landfills located at certain generating facilities. The cumulative effect of adoption resulted in Oglethorpe recording a regulatory asset of approximately $23,662,000, capitalized asset retirement costs, net of accumulated amortization, of approximately $45,304,000 and increased asset retirement obligations of approximately $68,966,000. At December 31, 2002, Oglethorpe's recognized liability for nuclear decommissioning was $166,299,000. On a pro forma basis, the cumulative effect of adoption as of January 1, 2002 would have resulted in Oglethorpe recording a regulatory asset of approximately $8,196,000. Oglethorpe has also identified retirement obligations related to certain other generating facilities; however, a liability for the removal of these facilities was not recorded because no reasonable estimate can be made regarding the timing of any related retirements.

Under SFAS No. 71, Oglethorpe may record an offsetting regulatory asset or liability to reflect the difference in timing of recognition of the costs of decommissioning for financial statement purposes and for ratemaking purposes for both the cumulative effect of adoption and for future periods timing differences. Oglethorpe's management expects to receive approval from RUS of Oglethorpe’s implementation of the provisions of SFAS No. 71 with respect to the cumulative effect of adoption and with respect to timing differences between cost recognition under SFAS No. 143 and cost recovery for ratemaking purposes. Oglethorpe estimates that the annual difference will be approximately $5,000,000.

SFAS No. 143 does not permit non-regulated entities to continue accruing future retirement costs associated with long-lived assets for which there are no legal obligations to retire. Oglethorpe, in accordance with regulatory treatment of these costs, continues to recognize the retirement costs for these other obligations in depreciation rates. At June 30, 2003, the accumulated retirement costs for other obligations (regulatory liabilities) included in the accumulated depreciation and amortization reserve was $37,311,000.

(C)   New Accounting Pronouncements. In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified after June 30, 2003. This statement is not currently expected to have a material impact on Oglethorpe’s financial statements.

In June 2003, the FASB cleared the guidance contained in Derivative Implementation Group (DIG) Issue C20, "Scope Exceptions: Interpretation of the Meaning of ‘Not Clearly and Closely Related’ in Paragraph 10(b) regarding Contracts with a Price Adjustment Feature." DIG Issue C20, which applies only to guidance in paragraph 10(b) of SFAS No. 133, describes three circumstances in which an underlying price adjustment incorporated into a contract that otherwise satisfies the requirements for the normal purchases and normal sales exception would be considered to be ‘not clearly and closely related to the asset being sold or purchased." DIG Issue C20 goes into effect the first day of the first fiscal quarter that begins after July 10, 2003. This statement is not expected to have a material impact on Oglethorpe’s financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement requires an issuer to classify as a liability (or asset in some circumstances) a financial instrument issued in the form of shares or other than outstanding shares that embodies an unconditional obligation that the issuer must redeem the instrument by transferring assets at a specified or determinable date or upon an event certain to occur. A financial instrument that embodies a conditional obligation to redeem the instrument by transferring assets upon an event not certain to occur becomes mandatorily redeemable if that event occurs or the event becomes certain to occur. The return of Oglethorpe’s patronage capital is a conditional obligation because Oglethorpe’s Mortgage Indenture prohibits any return of patronage capital unless Oglethorpe reaches a significantly higher equity ratio and because Oglethorpe’s Board of Directors has discretion even then whether to make any such distribution. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This pronouncement does not currently affect Oglethorpe’s financial statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities – an Interpretation of Accounting Research Bulletin (ARB) No. 51." This interpretation clarifies the application of ARB No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. This statement is effective immediately for all variable interest entities created after January 31, 2003. A public entity with a variable interest in a variable interest entity created before February 1, 2003, shall apply the provisions of this interpretation to that entity no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. Oglethorpe’s management is assessing the impact this interpretation may have on its financial statements.

(D)    Proposed Accounting Pronouncements. The Accounting Standards Executive Committee has issued a proposed Statement of Position (SOP), "Accounting for Certain Costs and Activities Related to Property, Plant and Equipment." The proposed SOP was issued in response to the diversity in accounting for expenditures related to property, plant and equipment (PP&E), including improvements, replacements, additions, repairs and maintenance. The proposed SOP addresses the accounting and disclosure issues related to determining which costs related to PP&E should be capitalized and which should be charged to expense as incurred. The proposed SOP also addresses capitalization of indirect costs and component accounting for PP&E. It is uncertain at this time when a final SOP will be issued. If the proposed SOP results in a material difference in the timing of cost recognition from that for ratemaking purposes, Oglethorpe may record an offsetting regulatory asset or liability by implementing the provisions of SFAS No. 71. Oglethorpe’s management is monitoring the developments of the proposed SOP and is assessing the impact this statement may have on its financial statements.

(E)       Merger of Chattahoochee EMC and Talbot EMC. Effective May 1, 2003, via a merger, Oglethorpe acquired all of the assets and assumed all of the liabilities of Chattahoochee EMC and Talbot EMC at book value. The merger was accounted for under the purchase method of accounting. The assets primarily consist of the Chattahoochee combined cycle generating facility and the Talbot combustion turbine generating facility. The book value of Chattahoochee EMC and Talbot EMC as of the effective merger date was approximately $609 million, which approximates fair value. (See "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Capital Requirements and Liquidity and Sources of Capital" for a discussion regarding the acquisition of Chattahoochee and Talbot EMCs.) The assets and liabilities and results of operations have been included in Oglethorpe’s financial statements since the effective date of the merger.

(F)   Accumulated Comprehensive Margin or (Loss). The table below provides a detail of the beginning and ending balance for each classification of other comprehensive margin or (loss) along with the amount of any reclassification adjustments included in margin for each of the periods presented in the Statement of Patronage Capital and Membership Fees and Accumulated Other Comprehensive Margin. Oglethorpe's effective tax rate is zero; therefore, all amounts below are presented net of tax.

	Accumulated Other Comprehensive Margin (Loss)
	(dollars in thousands)

	Interest Rate
	Swap	Available-for-sale	Financial
	Arrangements	Securities	Gas Hedges	Total

Balance at December 31, 2001	($36,859)	$2,035	($7,537)	($42,361)

Unrealized gain/loss	(5,931)	75	3,464	(2,392)

Reclassification adjustments	-	(573)	938	365

Balance at June 30, 2002	($42,790)	$1,537	($3,135)	($44,388)

Balance at December 31, 2002	($58,443)	$1,721	$971	($55,751)

Unrealized gain/loss	(3,871)	(205)	9,072	4,996

Reclassification adjustments	-	(828)	(2,552)	(3,380)

Balance at June 30, 2003	($62,314)	$688	$7,491	($54,135)

(G)   Environmental matters:

1. General. As is typical for electric utilities, Oglethorpe is subject to various federal, state and local air and water quality requirements which, among other things, regulate emissions of pollutants, such as particulate matter, sulfur dioxide and nitrogen oxides into the air and discharges of other pollutants, including heat, into waters of the United States. Oglethorpe is also subject to federal, state and local waste disposal requirements that regulate the manner of transportation, storage and disposal of various types of waste.

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

2. New source review. In November 1999, the United States Justice Department, on behalf of the Environmental Protection Agency (EPA), filed lawsuits against Georgia Power Company (GPC) and some of its affiliates, as well as other utilities. The lawsuits allege violations of the new source review provisions and the new source performance standards of the Clean Air Act at, among other facilities, Scherer Unit Nos. 3 and 4. Oglethorpe is not currently named in the lawsuits and Oglethorpe does not have an ownership interest in the named units of Plant Scherer. However, Oglethorpe can give no assurance that units in which Oglethorpe has an ownership interest will not be affected by this or a related lawsuit in the future. The resolution of this matter is highly uncertain at this time, as is any responsibility of Oglethorpe for a share of any penalties and capital costs required to remedy any violations at facilities co-owned by Oglethorpe.

3. Clean air act. On December 30, 2002, the Sierra Club, Physicians for Social Responsibility, Georgia Forest Watch and one individual filed suit in Federal Court in Georgia against GPC, alleging violations of the Clean Air Act at Plant Wansley. The complaint alleges violations of opacity limits at both the coal fired units, in which Oglethorpe is a co-owner, and other violations at several of the combined cycle units where Oglethorpe has no ownership interest. This civil action requests injunctive and declaratory relief, civil penalties, a supplemental environmental project and attorneys' fees. While Oglethorpe believes that Plant Wansley has complied with applicable laws and regulations, resolution of this matter is uncertain at this time, as is any responsibility of Oglethorpe for a share of any penalties or other costs that might be assessed against GPC.

On January 16, 2003, the Sierra Club appealed to the United States Court of Appeals for the Eleventh Circuit an unsuccessful challenge to an air operating permit for the combined cycle facility Oglethorpe recently acquired by merging with Chattahoochee EMC. Oglethorpe has intervened in the appeal. The petitioner seeks to have the air permit invalidated and remanded back to EPA and the Georgia Environmental Protection Division. Although Oglethorpe believes that a favorable outcome in this appeal is likely, an unfavorable ruling could temporarily affect the ability of the facility to continue to operate.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the Three Months and Six Months Ended June 30, 2003 and 2002

Net Margin

Oglethorpe's net margin for the three months and six months ended June 30, 2003 was $6.5 million and $16.4 million, compared to $9.4 million and $18.7 million for the same period of 2002. The lower net margin for the three-month and six-month periods of 2003 was due to budgeted fixed production expenses and budgeted interest costs in 2003 being closer to the actual amounts than in 2002, when the corresponding amounts were lower than budget.

Operating Revenues

Oglethorpe's operating revenues fluctuate from period to period based on factors including weather and other seasonal factors, growth in the service territories of Oglethorpe's 39 retail electric distribution cooperative members (the Members), operating costs, availability of electric generation resources, Oglethorpe's decisions of whether to dispatch its owned or purchased resources or Member-owned resources over which it has dispatch rights and by Members’ decisions of whether to purchase a portion of their growth requirements from Oglethorpe or from other suppliers.

Total revenues from sales to the Members for the three-month and six-month periods ended June 30, 2003 were 5.3% higher and 0.8% lower than such revenues for the same periods of 2002. Megawatt-hour (MWh) sales to Members increased 1.6% and 2.3% in the current periods compared to the same periods of 2002. The average total revenue per MWh from sales to Members increased 3.6% and decreased 3.0% for the current periods compared to the same periods of 2002.

The components of Member revenues for the three months and six months ended June 30, 2003 and 2002 were as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2003	2002	2003	2002
	(dollars in thousands)
Capacity revenues	$155,148	$149,281	$299,287	$299,267
Energy revenues	128,933	120,598	247,308	251,484

Total	$284,081	$269,879	$546,595	$550,751

Capacity revenues from Members increased 3.9% for the current quarter compared to the same quarter of 2002. Capacity revenues for the six months ended June 30, 2003 were virtually unchanged from the same period of 2002. The increase in capacity revenues for the second quarter was primarily due to an increase in revenue requirement beginning in May 2003 associated with fixed cost recovery for the Chattahoochee and Talbot generating facilities acquired by Oglethorpe in May 2003. See Note (E) and "Financial Condition" for further discussion regarding the merger of Oglethorpe and Chattahoochee and Talbot EMCs. For the six months ended June 30, 2003 these increased fixed costs were offset by lower purchased power capacity costs and interest costs compared to the same period of 2002, resulting in substantially equal revenue requirements for the two periods (see "Operating Expenses" and "Interest Charges" below). Energy revenues were 6.9% higher and 1.7% lower for the three-month and six-month periods ended June 30, 2003 compared to the same periods of 2002. The increase in energy revenues for the second quarter of 2003 was primarily due to recovery of increases in fuel costs and variable operations and maintenance (O&M) expenses primarily related to the acquisition of Chattahoochee and Talbot generating facilities (see "Operating Expenses" below). Oglethorpe's average energy revenue per MWh from sales to Members was 5.3% higher and 3.9% lower in the current periods compared to the same periods of 2002.

Sales to non-Members were from energy sales to power companies and from energy sales to LG&E Energy Marketing Inc. (LEM) and Morgan Stanley Capital Group Inc. (Morgan Stanley) under their power marketer arrangements with Oglethorpe. The following table summarizes the sources of non-Member revenues for the three months and six months ended June 30, 2003 and 2002:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2003	2002	2003	2002
	(dollars in thousands)
Sales to power companies	$7,790	$9,337	$18,462	$16,316
Sales to LEM and Morgan Stanley	740	311	1,045	338

Total	$8,530	$9,648	$19,507	$16,654

Sales to power companies represent sales made directly by Oglethorpe. Oglethorpe sells for its own account any energy available from the portion of its resources dedicated to Morgan Stanley that is not scheduled by Morgan Stanley pursuant to the power marketer arrangement. Sales to power companies were higher for the six months ended June 30, 2003 compared to the same period of 2002 partly due to an increase in MWhs sold to power companies on behalf of Members who participate in Oglethorpe’s capacity and energy pool.

Sales to LEM and Morgan Stanley represent the net energy transmitted on behalf of LEM and Morgan Stanley off-system on an hourly basis from Oglethorpe's total resources under the LEM and Morgan Stanley power marketer arrangements. Oglethorpe sold this energy to LEM at Oglethorpe's cost, subject to certain limitations, and to Morgan Stanley at a contractually fixed price. The volume of sales to LEM and Morgan Stanley depends primarily on the power marketers’ decisions for servicing their load requirements.

Operating Expenses

Operating expenses for the three-month and six month periods ended June 30, 2003 were 7.5% and 0.6% higher compared to the same periods of 2002. The increase during the second quarter of 2003 compared to the same period of 2002 was primarily due to higher fuel and production costs. For the six-month period ended June 30, 2003 compared to the same period of 2002, the increase in fuel and production costs were offset somewhat by lower purchased power costs.

For the second quarter of 2003 compared to the same quarter of 2002, total fuel costs increased 7.0% primarily as a result of fuel costs incurred at the Chattahoochee and Talbot generating facilities. These facilities were acquired in May 2003; therefore, there were no corresponding fuel costs for these facilities in 2002.

Purchased power costs decreased 4.6% and 8.2% for the three-month and six month periods ended June 30, 2003 compared to the same periods of 2002. Purchased MWhs decreased 12.4% and 7.3% for the current periods of 2003 compared to the same periods of 2002. The average cost per MWh of total purchased power increased 8.9% and decreased 1.0% in the current periods of 2003 compared to the same periods of 2002. Purchased power costs were as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2003	2002	2003	2002
	(dollars in thousands)
Capacity costs	$15,309	$19,801	$30,506	$40,099
Energy costs	63,694	63,009	32,469	137,463

Total	$79,003	$82,810	$162,975	$177,562

Purchased power capacity costs decreased 22.7% and 23.9% for the current periods of 2003 as compared to the same periods of 2002. The decreases in purchased power capacity costs resulted from the termination of various power purchase agreements. Purchased power energy costs for the three-month and six-month periods ended June 30, 2003 were 1.1% higher and 3.6% lower compared to the same periods of 2002. The average cost of purchased power energy for the three months and six months ended June 30, 2003 were 15.4% and 4.0% higher compared to the same period of 2002. The increase in average purchased power energy costs in the current quarter was attributable to higher prices in the wholesale electricity markets.

Production costs increased 23.5% and 7.2% for the three-month and six-month periods ended June 30, 2003 compared to the same periods of 2002. The higher production costs in the second quarter of 2003 resulted from higher operations and maintenance (O&M) costs. The higher O&M costs resulted primarily from (1) costs incurred during a scheduled outage at Plant Doyle (there was no corresponding outage in 2002), (2) O&M costs incurred at the Chattahoochee and Talbot generating facilities acquired in May 2003, (3) scheduled maintenance outage costs at Plant Scherer in the second quarter of 2003 (there was no corresponding outage in second quarter of 2002), (4) a write down of the Plant Hatch spare parts inventory and (5) increased amortization expenses associated with higher deferred nuclear refueling outage costs incurred at Plant Vogtle during 2002. Refueling outage costs at Plant Vogtle are initially deferred and then amortized to O&M over the subsequent 18-month period.

Accretion expense represents the change in the asset retirement obligations due to the passage of time. For nuclear decommissioning, Oglethorpe records a regulatory asset for the timing difference in accretion expense recognized under SFAS No. 143 compared to the expense recovered for ratemaking purposes. (See Note (B) to "Notes to Condensed Financial Statements" above for a discussion regarding adoption of SFAS No. 143.)

Other Income

Investment income decreased 35.7% and 37.0% in the current periods compared to the same periods of 2002 partly due to lower cash and temporary cash investment balances, partly due to lower interest earnings on these investments, partly due to lower earnings from the decommissioning fund and partly due to lower interest earnings on notes receivable from Chattahoochee EMC and Talbot EMC. The notes receivable were eliminated upon the merger of Chattahoochee EMC and Talbot EMC into Oglethorpe in May 2003. See Note (E) and "Financial Condition" for further discussion. Amortization of net benefit of sale of income tax benefits decreased $2 million in the six-month period ended June 30, 2003 compared to the same period of 2002 due to the completion of amortization of the safe harbor lease in March 2002.

Interest Charges

Interest on long-term debt and capital leases decreased 2.2% and 4.1% in the current periods compared to the same periods of 2002 partly due to lower interest costs associated with $92 million in variable rate tax-exempt Pollution Control Revenue Bonds, which were issued in October 2002 to refinance two $46 million medium-term notes, and partly due to lower variable interest rates on long-term debt, offset somewhat by interest costs related to debt associated with the merger of Chattahoochee EMC and Talbot EMC. Other interest expense decreased $2.8 million and $6.3 million in the current periods compared to the same periods of 2002 primarily as a result of adoption of SFAS No. 143. Prior to adoption of SFAS No. 143, Oglethorpe recorded interest expense for decommissioning as an offset to interest earnings on the decommissioning fund. With the adoption of SFAS No. 143, the offset was no longer recorded.

Financial Condition

Capital Requirements and Liquidity and Sources of Capital

Financing for Talbot EMC and Chattahoochee EMC

In May 2003, Oglethorpe completed a transaction by which Talbot EMC and Chattahoochee EMC were merged with and into Oglethorpe. Pursuant to the merger, Oglethorpe succeeded to all of the assets and liabilities of Talbot EMC and Chattahoochee EMC. Talbot EMC was owned by 30 of Oglethorpe’s Members and owned and operated a six-unit, 618 MW gas-fired combustion turbine facility. Chattahoochee EMC was owned by 28 of Oglethorpe’s Members and owned and operated a 468 MW gas-fired combined cycle facility. Talbot EMC and Chattahoochee EMC were formed in 2001 to facilitate financing for these generating facilities. Ultimately, terms proposed by the Rural Utilities Service ("RUS") for permanent financing of these facilities proved most favorable if Oglethorpe owned the facilities.

In connection with the merger, Oglethorpe obtained initial advances of $452 million under loan commitments totaling $589 million from the Federal Financing Bank ("FFB"), guaranteed by RUS. (See "OGLETHORPE POWER CORPORATION – Expected Facilities Acquisitions, RUS Loans and Other New Arrangements" in Item 1 of Oglethorpe’s Annual Report on Form 10-K for the year ended December 31, 2002.) The proceeds of the RUS-guaranteed loans were first used to repay in full a bridge loan from the National Rural Utilities Cooperative Finance Corporation ("CFC") to Talbot EMC and a bridge loan from Pitney Bowes Credit Corporation to Chattahoochee EMC, which were obtained to finance, on an interim basis, 50% of the cost of these generating facilities.

Oglethorpe used its commercial paper as the source of funds to provide interim loans to Talbot EMC and Chattahoochee EMC to finance the remaining 50% of the cost of these generating facilities. After repaying the bridge loans, the remaining $199 million from the initial $452 million advance was used to retire commercial paper of Oglethorpe. As of June 30, 2003, $113 million in commercial paper was still outstanding relating to Oglethorpe’s interim financing of these facilities. In July 2003, an additional $97 million was advanced under the RUS-guaranteed loans and used to retire commercial paper. Oglethorpe expects to have no more than approximately $40 million of commercial paper outstanding related to the financing of these generating facilities before the final RUS-guaranteed loan advance is made, which is expected to occur sometime in 2004.

In connection with the completion of construction of these facilities, which occurred in 2003, and the merger, Oglethorpe’s contingent commitments relating to these facilities have either been satisfied or become direct obligations of Oglethorpe. Oglethorpe’s guarantee of the bridge loan to Chattahoochee was canceled. Oglethorpe had been liable for $15 million under construction contracts that have now been performed and paid. Oglethorpe is now directly responsible for obligations under other operational agreements relating to the Chattahoochee facility, totaling approximately $10 million through 2003, $20 million annually thereafter through approximately 2015 and an additional total of $19 million through April 2018.

See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Financial Condition – Capital Requirements" in Item 7 of Oglethorpe's Annual Report on Form 10-K for the year ended December 31, 2002.

Liquidity

On September 25, 2002, Oglethorpe renewed its existing committed lines of credit available to support Oglethorpe's commercial paper program at a level of $320 million, with an expiration date of September 24, 2003. This credit facility was structured such that the commitment amount reduced to $290 million on May 21, 2003, upon the receipt by Oglethorpe of funds under the RUS-guaranteed loans for the Talbot and Chattahoochee generating facilities. In addition to providing liquidity support for the commercial paper program, this credit facility can also be used for general working capital purposes.

Oglethorpe also has a $50 million committed line of credit with CFC that can be used for general working capital purposes that was recently extended through August 2004. No amounts are currently outstanding under this facility.

Other Financings

In the third quarter of 2003, Oglethorpe expects to close a $29 million lease financing related to the acquisition of 523 rail cars. The rail cars are being acquired to transport coal from the Powder River Basin in Wyoming to Plant Scherer in Georgia. To date, 260 of the 523 rail cars have been delivered and Oglethorpe utilized $14 million in cash to pay for the rail cars. At the time the lease financing is closed, Oglethorpe will be reimbursed for the $14 million payment relating to the 260 rail cars, and the lessor will fund the remaining delivery of rail cars.

In the fourth quarter of 2003, Oglethorpe expects to refinance $32 million of pollution control revenue bonds that mature on January 1, 2004 and $106 million of pollution control revenue bonds that become callable on January 1, 2004. In connection with the refinancing, Oglethorpe expects to issue tax-exempt pollution control revenue refunding bonds through Georgia development authorities, which would be secured under the Mortgage Indenture.

Oglethorpe is also monitoring the current historically low interest rate environment and may decide to take advantage of other refinancing opportunities, such as converting a portion of its existing tax-exempt debt from a variable rate to a fixed rate. Oglethorpe has decided not to pursue at this time a taxable debt issuance relating to capital expenditures made to comply with environmental regulations. (See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Financial Condition – Other Planned Financings" in Item 7 of Oglethorpe's Annual Report on Form 10-K for the year ended December 31, 2002).

General

Total assets and total equity plus liabilities as of June 30, 2003 were $4.8 billion, which was $307 million higher than the total at December 31, 2002. The increase was due primarily to the merger of Talbot EMC and Chattahoochee EMC into Oglethorpe.

Assets

Property additions for the six months ended June 30, 2003 totaled $65 million, primarily for purchases of nuclear fuel and for additions, replacements, and improvements to existing generation facilities.

Electric plant in service increased 13.3%, primarily as a result of the merger of Talbot EMC and Chattahoochee EMC into Oglethorpe.

Construction work in progress decreased 19.6%, primarily as the result of pollution control projects at Plant Wansley being placed in service during the first and second quarters of 2003.

The bond, reserve and construction funds balance decreased 18.1%, as the result of lower debt service reserve requirements at June 30, 2003 as compared to December 31, 2002.

The 25.4% decrease in cash and temporary cash investments was a result of cash used in financing and investing activities (including debt principal requirements) exceeding cash provided from operations.

The receivable balance increased by $35.0 million, or 38.2%, at June 30, 2003 as compared to December 31, 2002. At December 31, 2002 the receivables reflected Board approved credits that were returned to the Members during the first quarter of 2003. In addition, increased demand for electricity during the summer months and resultant sales contributed to the increase in the receivable balance.

Inventories increased 20.2% partially due to the merger of Talbot EMC and Chattahoochee EMC into Oglethorpe. In addition, coal inventories increased as a result of test energy generated at the Chattahoochee facility partially displacing coal-fired generation at Plant Scherer, and the build up of western coal at Plant Scherer in anticipation of its conversion from use of eastern coal.

Notes and interim financing receivables decreased 99.5% largely due to the Talbot EMC and Chattahoochee EMC merger into Oglethorpe. (See "Results of Operations—Other Income" and "Capital Requirements and Liquidity and Sources of Capital" above for a discussion regarding the merger of Chattahoochee and Talbot EMCs.)

Prepayments and other current assets increased by $5.9 million, or 153.5%, primarily as a result of the inclusion of gain positions of gas hedges obtained from the Talbot EMC and Chattahoochee EMC merger, slightly offset by decreases in prepaid insurance balances.

Deferred debt expense increased 13.8% due to the merger with Talbot EMC and Chattahoochee EMC, each of which had deferred debt expenses.

The 21.4% decrease in deferred nuclear outage costs results from a combination of the cost of additional deferrals and timing of those deferrals. Nuclear outage costs are amortized over an 18-month or 24-month operating cycle, depending upon the plant.

As a result of the adoption of SFAS No 143, "Accounting for Asset Retirement Obligations", Oglethorpe has recorded a regulatory asset, deferred asset retirement obligations, in the amount of $20.6 million. (See Note (B) to "Notes to Condensed Financial Statements" above for a discussion regarding adoption of SFAS No. 143.)

Other deferred charges increased largely due to deferred start-up costs associated with the Chattahoochee plant. The deferred start-up costs are amortized during the first fiscal year of operation.

Equity and Liabilities

Patronage capital and membership fees and other comprehensive margin increased by 4.8% to $389.8 million at June 30, 2003. Patronage capital and membership fees, excluding accumulated other comprehensive loss, increased by 3.8% to $444.0 million at June 30, 2003. Accumulated other comprehensive loss decreased by $1.6 million, from a loss of $55.8 million to a loss of $54.2 million.

Long-term debt increased by 17.1%, due to the FFB loans obtained in connection with the merger of Talbot EMC and Chattahoochee EMC into Oglethorpe, and the reclassification of $113.3 million of notes payable as long-term debt (see discussion on notes payable below). The remaining notes payable will be repaid by draws against the FFB loans, and in July 2003, an additional $96.8 million was advanced under the FFB loans. (See "Capital Requirements and Liquidity and Sources of Capital" above for a discussion regarding the merger of Talbot and Chattahoochee EMCs.)

Notes payable represents Oglethorpe's outstanding commercial paper, which was used to finance a portion of the Talbot EMC and Chattahoochee EMC construction projects. As a result of management’s intention to refinance the commercial paper and Oglethorpe’s firm financing agreement with the RUS, the notes payable have been reclassified as long-term debt.

The increase in accrued interest was largely due to the interest expense accrual associated with the lease of Plant Scherer Unit No. 2, which is paid semi-annually. At June 30, 2003 interest expense for six months of Scherer debt was accrued, whereas no interest expense was accrued at December 31, 2002 as a result of the payment made (as due) on that date.

Accrued and withheld taxes increased as a result of the normal monthly accruals for property taxes, which are generally paid in the fourth quarter of the year.

The decrease in other current liabilities resulted primarily from payment of certain year-end accruals and a performance based pay accrual. In addition, the December 31, 2002 balance included negative cash whereas there was no negative cash balance at June 30, 2003. Partially offsetting this decrease was an increase in accrued operating and maintenance expenses for Plant Doyle.

The amount reflected in 2002 as a decommissioning reserve is now calculated and included as part of the below line item, asset retirement obligations.

As a result of the adoption of SFAS No 143, "Accounting for Asset Retirement Obligations", Oglethorpe has recorded a $244.2 million asset retirement obligation. (See Note (B) above for a discussion regarding adoption of SFAS No. 143.)

Other deferred credits and other liabilities increased primarily as a result of the merger of Talbot EMC into Oglethorpe. These deferred credits represent payments made to Talbot EMC, and now Oglethorpe, by its Members for funding the future overhaul of the Talbot facility. The cost associated with the major overhaul will be expensed as incurred. Revenues will be recognized as the expenses are recorded.

New Accounting Pronouncements

For a discussion of New Accounting Pronouncements see Notes B, C and D of Notes to Condensed Financial Statements.

Forward-Looking Statements and Associated Risks

This Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding, among other items, (i) anticipated transactions by Oglethorpe and (ii) Oglethorpe's future capital requirements and sources of capital. These forward-looking statements are based largely on Oglethorpe's current expectations and are subject to a number of risks and uncertainties, some of which are beyond Oglethorpe's control. For factors that could cause actual results to differ materially from those anticipated by these forward-looking statements, see "FACTORS AFFECTING THE ELECTRIC UTILITY INDUSTRY" AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Miscellaneous–Competition" in Items 1 and 7 of Oglethorpe's 2002 Annual Report on Form 10-K. In light of these risks and uncertainties, there can be no assurance that events anticipated by the forward-looking statements contained in this Quarterly Report will in fact transpire.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Oglethorpe's market risks have not changed materially from the market risks reported in Oglethorpe's 2002 Annual Report on Form 10-K.

Item 4. Controls and Procedures

As of June 30, 2003, Oglethorpe carried out an evaluation, under the supervision and with the participation of its management, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the President and Chief Executive Officer and the Senior Vice President, Finance and Planning concluded that Oglethorpe's disclosure controls and procedures are effective to ensure that information required to be disclosed by Oglethorpe in the reports that Oglethorpe files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods required by the Securities Exchange Act and the rules there under.

No change in Oglethorpe's internal control over financial reporting occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, Oglethorpe’s internal control over financial reporting.
22

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 5. Other

In connection with the merger of Talbot EMC and Chattahoochee EMC into Oglethorpe and the related RUS-guaranteed financing, Oglethorpe and each of the Members entered into an Amended and Restated Wholesale Power Contract, and Oglethorpe and the Members entered into a New Business Model Member Agreement. At the time of the merger, the wholesale power contracts between Talbot EMC and each of its members and the wholesale power contracts between Chattahoochee EMC and each of its members were canceled, and the Members purchasing power under those contracts became liable under their Amended and Restated Wholesale Power Contracts with Oglethorpe for an equivalent percentage of the costs and expenses of the facilities formerly owned by Talbot EMC and Chattahoochee EMC. See "MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—Capital Requirements and Liquidity and Sources of Capital—Financing for Talbot EMC and Chattahoochee EMC" in Part I. For a discussion of these new arrangements, see "OGLETHORPE POWER CORPORATION—Expected Facilities Acquisitions, RUS Loans and Other New Arrangements—Proposed New Arrangements" in Item 1 of Oglethorpe’s Annual Report on Form 10-K for the year ended December 31, 2002.

In July 2003, Elizabeth B. Higgins, Oglethorpe’s Vice President, Planning, Rates & Analysis, was appointed Senior Vice President, Finance & Planning, and is now the principal financial officer of Oglethorpe.

Oglethorpe has filed financial and statistical information relating to its Members with Nationally Recognized Municipal Securities Information Repositories in fulfillment of its obligations under an agreement with an underwriter pursuant to Rule 15c2-12 of the Securities Exchange Act of 1934. A copy of the Member financial and statistical information is attached as Exhibit 99.1.

Item 6. Exhibits and Reports on Form 8-K

   (a)   Exhibits

Number	Description
10.31.1
Amended and Restated Wholesale Power Contract, dated as of January 1, 2003, between Oglethorpe and Altamaha Electric Membership Corporation, together with a schedule identifying 38 other substantially identical Amended and Restated Wholesale Power Contracts

10.31.2
Amended and Restated Supplemental Agreement, dated as of January 1, 2003, by and among Oglethorpe, Altamaha Electric Membership Corporation and the United States of America, together with a schedule identifying 38 other substantially identical Amended and Restated Supplemental Agreements

31.1	Rule 13a-14(a)/15d-14(a) Certification, by Thomas A. Smith (Principal Executive Officer)
31.2	Rule 13a-14(a)/15d-14(a) Certification, by Elizabeth B. Higgins (Principal Financial Officer)
32.1	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Thomas A. Smith (Principal Executive Officer)
32.2	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Elizabeth B. Higgins (Principal Financial Officer)
99.1	Member Financial and Statistical Information

     (b)   Reports on Form 8-K

No reports on Form 8-K were filed by Oglethorpe for the quarter ended June 30, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oglethorpe Power Corporation (An Electric Membership Corporation)

Date: August 14, 2003	By:	/s/ Thomas A. Smith Thomas A. Smith President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2003		/s/ Mark Chesla Mark Chesla Controller (Chief Accounting Officer)

