Form 10-Q
period 2003-09-30
OGLETHORPE POWER CORP
filed 2003-11-14
CIK 788816

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 33-7591

Oglethorpe Power Corporation
(An Electric Membership Corporation)
(Exact name of registrant as specified in its charter)

Georgia	58-1211925
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization	identification no.)

Post Office Box 1349
2100 East Exchange Place
Tucker, Georgia	30085-1349
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(770) 270-7600

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes  ☐   No  ☒

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  The registrant is a membership corporation and has no authorized or outstanding equity securities.

OGLETHORPE POWER CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2003

		Page No.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets as of September 30, 2003 (Unaudited) and December 31, 2002	3

	Condensed Statements of Revenues and Expenses (Unaudited) for the Three Months and Nine Months ended September 30, 2003 and 2002	5

	Condensed Statements of Patronage Capital and Membership Fees and Accumulated Other Comprehensive Margin (Unaudited) for the Nine Months ended September 30, 2003 and 2002	6

	Condensed Statements of Cash Flows (Unaudited) For the Nine Months ended September 30, 2003 and 2002	7

	Notes to Condensed Financial Statements For the Nine Months ended September 30, 2003 and 2002	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 5.	Other	23

Item 6.	Exhibits and Reports on Form 8-K	24

SIGNATURES		25

PART I -  FINANCIAL INFORMATION
Item 1.  Financial Statements

Oglethorpe Power Corporation
Condensed Balance Sheets
September 30, 2003 and December 31, 2002

	(dollars in thousands)

	2003	2002
Assets	(Unaudited)

Electric plant, at original cost:
In service	$5,743,911	$5,030,333
Less: Accumulated provision for depreciation	(2,107,311)	(1,983,950)

	3,636,600	3,046,383

Nuclear fuel, at amortized cost	77,441	77,247
Construction work in progress	31,645	69,282

	3,745,686	3,192,912

Investments and funds:
Decommissioning fund, at market	169,195	154,061
Deposit on Rocky Mountain transactions, at cost	76,417	72,698
Bond, reserve and construction funds, at market	21,596	26,505
Investment in associated organizations, at cost	28,499	28,244

	295,707	281,508

Current assets:
Cash and temporary cash investments, at cost	142,681	151,311
Other short-term investments, at market	94,398	94,301
Receivables	124,706	91,798
Notes receivable	1,269	310,662
Inventories, at average cost	91,413	83,219
Prepayments and other current assets	4,883	3,841

	459,350	735,132

Deferred charges:
Premium and loss on reacquired debt, being amortized	142,942	151,118
Deferred amortization of capital leases	110,290	109,567
Deferred debt expense, being amortized	20,804	18,376
Deferred nuclear outage costs, being amortized	14,987	22,778
Deferred asset retirement obligations costs, being amortized	21,965	-
Other	6,829	7,160

	317,817	308,999

	$4,818,560	$4,518,551

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Balance Sheets
September 30, 2003 and December 31, 2002

	(dollars in thousands)

	2003	2002
Equity and Liabilities	(Unaudited)

Capitalization:
Patronage capital and membership fees	$450,191	$427,569
Accumulated other comprehensive loss	(53,530)	(55,751)

Subtotal	396,661	371,818

Long-term debt	3,300,088	2,835,997
Obligation under capital leases	346,377	358,676
Obligation under Rocky Mountain transactions	76,418	72,698

	4,119,544	3,639,189

Current liabilities:
Long-term debt and capital leases due within one year	147,537	140,241
Accounts payable	40,597	53,283
Notes payable	16,483	297,776
Accrued interest	18,963	6,958
Accrued and withheld taxes	19,578	55
Other current liabilities	8,263	13,212

	251,421	511,525

Deferred credits and other liabilities:
Gain on sale of plant, being amortized	46,528	48,383
Net benefit of Rocky Mountain transactions, being amortized	74,059	76,448
Decommissioning reserve	-	166,299
Asset retirement obligations	248,059	-
Interest rate swap arrangements	54,197	58,443
Other	24,752	18,264

	447,595	367,837

	$4,818,560	$4,518,551

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Revenues and Expenses (Unaudited)
For the Three and Nine Months Ended September 30, 2003 and 2002

	(dollars in thousands)

	Three Months		Nine Months

	2003	2002	2003	2002

Operating revenues:
Sales to Members	$343,797	$315,446	$890,392	$866,197
Sales to non-Members	8,488	10,260	27,995	26,914

Total operating revenues	352,285	325,706	918,387	893,111

Operating expenses:
Fuel	81,151	70,511	184,684	169,743
Production	60,633	55,743	180,539	167,587
Purchased power	113,764	109,795	276,739	287,357
Depreciation and amortization	37,756	32,588	106,195	97,596
Accretion	1,703	-	3,269	-

Total operating expenses	295,007	268,637	751,426	722,283

Operating margin	57,278	57,069	166,961	170,828

Other income (expense):
Investment income	4,733	3,488	15,417	20,453
Amortization of deferred gains	619	619	1,856	1,856
Amortization of net benefit of sale of income tax benefits	796	796	2,389	4,391
Allowance for equity funds used during construction	82	94	313	336
Other	564	705	1,728	1,970

Total other income	6,794	5,702	21,703	29,006

Interest charges:
Interest on long-term debt and capital leases	53,677	51,567	152,619	154,700
Other interest	1,075	981	4,646	10,869
Allowance for debt funds used during construction	(534)	(592)	(2,090)	(2,340)
Amortization of debt discount and expense	3,642	3,444	10,867	10,556

Net interest charges	57,860	55,400	166,042	173,785

Net margin	$6,212	$7,371	$22,622	$26,049

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Patronage Capital and Membership Fees
and Accumulated Other Comprehensive Margin (Unaudited)
For the Nine Months Ended September 30, 2003 and 2002

	(dollars in thousands)

	Patronage Capital and Membership Fees	Accumulated Other Comprehensive Margin (Loss)	Total

Balance at December 31, 2001	$410,029	($42,361)	$367,668
Components of comprehensive margin:
Net margin	26,049		26,049
Unrealized loss on interest rate swap arrangements		(21,540)	(21,540)
Unrealized gain on financial gas hedges		7,448	7,448
Unrealized gain on available-for-sale securities		478	478

Total comprehensive margin			12,435

Balance at September 30, 2002	$436,078	($55,975)	$380,103

Balance at December 31, 2002	$427,569	($55,751)	$371,818
Components of comprehensive margin:
Net margin	22,622		22,622
Unrealized gain on interest rate swap arrangements		4,246	4,246
Unrealized loss on financial gas hedges		(136)	(136)
Unrealized loss on available-for-sale securities		(1,889)	(1,889)

Total comprehensive margin			24,843

Balance at September 30, 2003	$450,191	($53,530)	$396,661

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2003 and 2002

	(dollars in thousands)

	2003	2002

Cash flows from operating activities:
Net margin	$22,622	$26,049

Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization, including nuclear fuel	146,693	137,730
Net accretion cost	3,269	-
Allowance for equity funds used during construction	(313)	(336)
Amortization of deferred gains	(1,856)	(1,856)
Amortization of net benefit of sale of income tax benefits	(2,389)	(4,391)
Other	(170)	2,043

Change in operating assets and liabilities:
Receivables	(36,626)	(26,628)
Notes receivable	597	139
Inventories	1,872	(9,204)
Prepayments and other current assets	(1,082)	(1,846)
Accounts payable	(9,680)	(15,365)
Accrued interest	12,005	12,208
Accrued and withheld taxes	19,045	18,832
Power marketer reserve	-	(36,000)
Other current liabilities	(4,949)	(3,235)
Deferred nuclear outage costs	(10,371)	(19,846)
Deferred start-up costs	1,897	-

Total adjustments	117,942	52,245

Net cash provided by operating activities	140,564	78,294

Cash flows from investing activities:
Property additions	(117,465)	(72,849)
Net proceeds from bond, reserve and construction funds	4,695	1,819
Net cash received from merger	18,273	-
Increase in investment in associated organizations	(255)	(93)
Increase in other short-term investments	(1,773)	(3,862)
Increase in decommissioning fund	(4,332)	(2,341)
Proceeds from sale of railcars	21,799	-

Net cash used in investing activities	(79,058)	(77,326)

Cash flows from financing activities:
Long-term debt proceeds, net	550,701	3,277
Long-term debt payments	(350,809)	(88,853)
Decrease in notes payable	(260,638)	(50,437)
(Increase) decrease in notes receivable under interim financing agreement	(11,141)	24,257
Increase in deferred credit for major overhaul	1,751	-

Net cash used in financing activities	(70,136)	(111,756)

Net decrease in cash and temporary cash investments	(8,630)	(110,788)
Cash and temporary cash investments at beginning of period	151,311	275,786

Cash and temporary cash investments at end of period	$142,681	$164,998

Cash paid for:
Interest (net of amounts capitalized)	$143,170	$148,041
Income taxes	-	-

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Notes to Condensed Financial Statements
September 30, 2003 and 2002

(A)

General.  The condensed financial statements included in this report have been prepared by Oglethorpe Power Corporation (Oglethorpe), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  In the opinion of management, the information furnished in this report reflects all adjustments (which include only normal recurring adjustments) and estimates necessary to present fairly, in all material respects, the results for the periods ended September 30, 2003 and 2002.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although Oglethorpe believes that the disclosures are adequate to make the information presented not misleading.  These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Oglethorpe’s latest Annual Report on Form 10-K, as filed with the SEC.  Certain amounts for 2002 have been reclassified to conform with the current period presentation.  The results of operations for the three-month and nine-month periods ended September 30, 2003 are not necessarily indicative of results to be expected for the full year.

(B)

Accounting for Asset Retirement Obligations.  In June of 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  The statement provides accounting and reporting standards for recognizing obligations related to costs associated with the retirement of long-lived assets.  SFAS No. 143 requires obligations associated with the retirement of long-lived assets to be recognized at their fair value in the period in which they are incurred if a reasonable estimate of fair value can be made.  The fair value of the asset retirement costs must be capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense using a systematic and rational method over the asset’s useful life.  Any subsequent changes to the fair value of the liability due to passage of time or changes in the amount or timing of estimated cash flows must be recognized as an accretion expense.

In January 2003, Oglethorpe adopted SFAS No. 143.  The fair value of the legal obligation recognized under SFAS No. 143 primarily relates to Oglethorpe’s nuclear facilities.  In addition, Oglethorpe recognized retirement obligations for ash handling facilities at the coal-fired plants and solid waste landfills located at certain generating facilities.  The cumulative effect of adoption resulted in Oglethorpe recording a regulatory asset of approximately $23,662,000, capitalized asset retirement costs, net of accumulated amortization, of approximately $45,304,000 and increased asset retirement obligations of approximately $68,966,000.  At December 31, 2002, Oglethorpe’s recognized liability for nuclear decommissioning was $166,299,000.  On a pro forma basis, the cumulative effect of adoption as of January 1, 2002 would have resulted in Oglethorpe recording a regulatory asset of approximately $8,196,000.  Oglethorpe has also identified retirement obligations related to certain other generating facilities; however, a liability for the removal of these facilities has not been recorded because no reasonable estimate can be made at this time regarding the timing of any related retirements.

Under SFAS No. 71, Oglethorpe may record an offsetting regulatory asset or liability to reflect the difference in timing of recognition of the costs of decommissioning for financial statement purposes and for ratemaking purposes for both the cumulative effect of adoption and for future periods timing differences.  Oglethorpe’s management expects to receive approval from RUS of Oglethorpe’s implementation of the provisions of SFAS No. 71 with respect to the cumulative effect of adoption and with respect to timing differences between cost recognition under SFAS No. 143 and cost recovery for ratemaking purposes.  Oglethorpe estimates that the annual difference will be approximately $5,000,000 for the next several years.

SFAS No. 143 does not permit non-regulated entities to continue accruing future retirement costs associated with long-lived assets for which there are no legal obligations to retire.  Oglethorpe, in accordance with regulatory treatment of these costs, continues to recognize the retirement costs for these other obligations in depreciation rates.  At September 30, 2003, the accumulated retirement costs for other obligations (regulatory liabilities) included in the accumulated depreciation and amortization reserve was $37,761,000.

(C)

New Accounting Pronouncements.  In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  This statement is effective for contracts entered into or modified after June 30, 2003.  This statement does not have a material impact on Oglethorpe’s financial statements.

In June 2003, the FASB cleared the guidance contained in Derivative Implementation Group (DIG) Issue C20, “Scope Exceptions: Interpretation of the Meaning of ‘Not Clearly and Closely Related’ in Paragraph 10(b) regarding Contracts with a Price Adjustment Feature.”  DIG Issue C20, which applies only to guidance in paragraph 10(b) of SFAS No. 133, describes three circumstances in which an underlying price adjustment incorporated into a contract that otherwise satisfies the requirements for the normal purchases and normal sales exception would be considered to be ‘not clearly and closely related to the asset being sold or purchased.”  DIG Issue C20 goes into effect for Oglethorpe on November 1, 2003.  This statement is not expected to have a material impact on Oglethorpe’s financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability.  This statement requires an issuer to classify as a liability a financial instrument classified as equity that embodies an unconditional obligation that the issuer must redeem the instrument by transferring assets at a specified or determinable date or upon an event certain to occur.  A financial instrument that embodies a conditional obligation to redeem the instrument by transferring assets upon an event not certain to occur becomes mandatorily redeemable if that event occurs or the event becomes certain to occur.  The return of Oglethorpe’s patronage capital is a conditional obligation because Oglethorpe’s Mortgage Indenture prohibits any return of patronage capital unless Oglethorpe reaches an equity to capitalization ratio significantly higher than its current ratio and because Oglethorpe’s Board of Directors has discretion even then whether to make any distributions of patronage capital.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for Oglethorpe beginning January 1, 2004.  This pronouncement is not expected to have a material impact on Oglethorpe’s financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities – an Interpretation of Accounting Research Bulletin (ARB) No. 51.”  This interpretation clarifies the application of ARB No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  Interpretation No. 46 is not currently effective for Oglethorpe until the end of fiscal year 2004.  However, based on its current analysis, Oglethorpe believes that Interpretation No. 46 will have no impact on its financial statements.

(D)

Proposed Accounting Pronouncements.  The Accounting Standards Executive Committee has issued a proposed Statement of Position (SOP), “Accounting for Certain Costs and Activities Related to Property, Plant and Equipment.”  The proposed SOP was issued in response to the diversity in accounting for expenditures related to property, plant and equipment (PP&E), including improvements, replacements, additions, repairs and maintenance.  The proposed SOP addresses the accounting and disclosure issues related to determining which costs related to PP&E should be capitalized and which should be charged to expense as incurred.  The proposed SOP also addresses capitalization of indirect costs and component accounting for PP&E.  It is uncertain at this time when a final SOP will be issued.  If the proposed SOP results in a material difference in the timing of cost recognition from that for ratemaking purposes, Oglethorpe may record an offsetting regulatory asset or liability by implementing the provisions of SFAS No. 71.  Oglethorpe’s management is monitoring the developments of the proposed SOP and is assessing the impact this statement may have on its financial statements.

(D)

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

Oglethorpe is financing these generating facilities through two loans totaling $589 million from the Federal Financing Bank (“FFB”), guaranteed by the Rural Utilities Service (“RUS”).  (See “OGLETHORPE POWER CORPORATION - Expected Facilities Acquisitions, RUS Loans and Other New Arrangements” in Item 1 of Oglethorpe’s Annual Report on Form 10-K for the year ended December 31, 2002.)  To date, Oglethorpe has drawn $548 million and anticipates receiving an additional $16.5 million in December 2003 under these two loans.  Oglethorpe expects to receive its final loan advance in late 2004.  Oglethorpe has issued commercial paper to provide interim financing for these generating facilities.  As of September 30, 2003, $37 million in commercial paper was still outstanding relating to this interim financing.  (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Capital Requirements and Liquidity and Sources of Capital” for a discussion regarding the acquisition of Chattahoochee and Talbot EMCs.)

(F)

Accumulated Comprehensive Margin or (Loss). The table below provides a detail of the beginning and ending balance for each classification of other comprehensive margin or (loss) along with the amount of any reclassification adjustments included in margin for each of the periods presented in the Statement of Patronage Capital and Membership Fees and Accumulated Other Comprehensive Margin.  Oglethorpe’s effective tax rate is zero; therefore, all amounts below are presented net of tax.

	Accumulated Other Comprehensive Margin (Loss)

	(dollars in thousands)

	Interest Rate Swap Arrangements	Available-for-sale Securities	Financial Gas Hedges	Total

Balance at December 31, 2001	($36,859)	$2,035	($7,537)	($42,361)

Unrealized gain/(loss)	(21,540)	1,216	3,524	(16,800)

Reclassification adjustments	-	(738)	3,924	3,186

Balance at September 30, 2002	($58,399)	$2,513	($89)	($55,975)

Balance at December 31, 2002	($58,443)	$1,721	$971	($55,751)

Unrealized gain/(loss)	4,246	(1,292)	6,839	9,793

Reclassification adjustments	-	(597)	(6,975)	(7,572)

Balance at September 30, 2003	($54,197)	($168)	$835	($53,530)

(G)	Environmental matters:

Set forth below are environmental matters that could have an effect on Oglethorpe. At this time, the resolution of these matters is uncertain, and Oglethorpe has made no accruals for such contingencies and cannot reasonably estimate the possible loss or range of loss with respect to these matters.

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

2.      New Source Review.  In November 1999, the United States Justice Department, on behalf of the Environmental Protection Agency (EPA), filed lawsuits against Georgia Power Company (GPC) and some of its affiliates, as well as other utilities. The lawsuits allege violations of the new source review provisions and the new source performance standards of the Clean Air Act at, among other facilities, Scherer Unit Nos. 3 and 4. Oglethorpe is not currently named in the lawsuits, and Oglethorpe does not have an ownership interest in the named units of Plant Scherer. However, Oglethorpe can give no assurance that units in which Oglethorpe has an ownership interest will not be affected by this or a related lawsuit in the future. The resolution of this matter is highly uncertain at this time, as is any responsibility of Oglethorpe for a share of any penalties and capital costs required to remedy any violations at facilities co-owned by Oglethorpe.

3.      Clean Air Act.  On December 30, 2002, the Sierra Club, Physicians for Social Responsibility, Georgia Forest Watch and one individual filed suit in Federal Court in Georgia against GPC, alleging violations of the Clean Air Act at Plant Wansley. The complaint alleges violations of opacity limits at both the coal fired units, in which Oglethorpe is a co-owner, and other violations at several of the combined cycle units where Oglethorpe has no ownership interest.  This civil action requests injunctive and declaratory relief, civil penalties, a supplemental environmental project and attorneys’ fees. While Oglethorpe believes that Plant Wansley has complied with applicable laws and regulations, resolution of this matter is uncertain at this time, as is any responsibility of Oglethorpe for a share of any penalties or other costs that might be assessed against GPC.

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

(H)

Sale of Plant Tallassee.  On November 7, 2003, Oglethorpe completed the sale of Plant Tallassee.  The purchaser will assume responsibility for any asset retirement obligations associated with Plant Tallassee. Oglethorpe had previously recorded a reserve to provide for the cost to retire the generating facility and, as result of the sale, such reserve will be reversed and a corresponding credit to expense of approximately $2.8 million will be recorded in the fourth quarter of 2003.

(I)	Ad Valorem Tax Matters:

Fulton County Appeal.  On October 20, 2003, the Georgia Department of Revenue issued a “proposed assessment” of Oglethorpe’s property located in the state of Georgia.  The proposed assessment sets forth the statewide value and the value of property located in each of twelve Georgia counties where Oglethorpe owns assets.  The proposed assessment is sent to each of these counties; the counties then issue their final assessments.  Oglethorpe plans to file an appeal of this proposed assessment in the Fulton County Superior Court.  The notice of intent to appeal was filed on November 10, 2003, and the appeal itself is due November 24, 2003.  At this time, Oglethorpe anticipates that the appeal will challenge the state’s proposed assessment as it relates to the valuation of Plant Vogtle in Burke County.  Oglethorpe believes that the proposed valuation of Oglethorpe’s interest in Plant Vogtle of $1,286,125,359 is overstated by about $100 million.  This appeal would be heard by the Fulton County Superior Court, with the right of appeal to the Georgia appellate courts.

Monroe County Appeal.  On October 28, 2003, the Monroe County Board of Assessors issued its assessment of Oglethorpe’s interest in Plant Scherer.  While the state valued this interest at $330,538,885, Monroe County’s assessment used a valuation of $898,722,327.  Oglethorpe plans to challenge Monroe County’s valuation.  The appeal is due in December 2003.  The appeal would proceed either to the county board of equalization or to arbitration, then to Monroe County Superior Court, with the right of appeal to the Georgia appellate courts.

Oglethorpe accrues for property taxes on a monthly basis, which are generally paid in the fourth quarter of the year.  Oglethorpe has been accruing for property taxes based on the taxes paid in 2002 plus a slight increase.  Until the Fulton County appeal is resolved, Oglethorpe will only be required to pay the undisputed amounts of ad valorem taxes.  In the fourth quarter, Oglethorpe expects to increase its accrual in an amount up to $5 million for property taxes relating to Plant Vogtle and Plant Scherer based on further evaluation of the increased assessments; however, Oglethorpe plans to vigorously oppose these increased assessments through the appeals process described above.

(J)

Operating Lease.  On September 23, 2003, Oglethorpe closed a $29 million fifteen-year operating lease related to 523 rail cars.  The rail cars are used to transport coal from the Powder River Basin in Wyoming to Plant Scherer in Georgia.  Rental expense incurred under the rail cars lease will total $527,000 for 2003 an aggregate $32.8 million for the remaining life of the lease.  The rental expense for the rail car lease is added to the cost of coal inventories.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the Three Months and Nine Months Ended September 30, 2003 and 2002

Net Margin

Oglethorpe’s net margin for the three months and nine months ended September 30, 2003 was $6.2 million and $22.6 million, compared to $7.4 million and $26.0 million for the same period of 2002.  The lower net margin for the three-month and nine-month periods of 2003 was due to budgeted fixed production expenses and budgeted interest costs in 2003 being closer to the actual amounts than in 2002, when the corresponding amounts were lower than budget.

Net margin for the first nine months of 2003 (as was the case in 2002) is greater than the estimated annual margin requirement under Oglethorpe’s Indenture, dated as of March 1, 1997, from Oglethorpe to Sun Trust Bank, as trustee (the “Mortgage Indenture”).  The rate schedule to Oglethorpe’s Wholesale Power Contracts provides for budget adjustments from time to time throughout the year.  Oglethorpe’s management is monitoring the expected year end net margin and if needed may consider possible budget adjustments that would reduce budgeted expenses and associated capacity revenues from Members, with a view to achieving a Margins for Interest Ratio of at least 1.10 for 2003.

Operating Revenues

Oglethorpe’s operating revenues fluctuate from period to period based on factors including weather and other seasonal factors, load growth in the service territories of Oglethorpe’s 39 retail electric distribution cooperative members (the Members), operating costs, availability of electric generation resources, Oglethorpe’s decisions of whether to dispatch its owned or purchased resources or Member-owned resources over which it has dispatch rights and by Members’ decisions of whether to purchase a portion of their growth requirements from Oglethorpe or from other suppliers.

Total revenues from sales to the Members for the three-month and nine-month periods ended September 30, 2003 were 9.0% and 2.8% higher than such revenues for the same periods of 2002.  Megawatt-hour (MWh) sales to Members increased 4.5% and 3.2% in the current periods compared to the same periods of 2002.  The average total revenue per MWh from sales to Members increased 4.3% and decreased 0.4% for the current periods compared to the same periods of 2002.

The components of Member revenues for the three months and nine months ended September 30, 2003 and 2002 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

	(dollars in thousands)
Capacity revenues	$160,211	$149,800	$459,498	$449,067
Energy revenues	183,586	165,646	430,894	417,130

Total	$343,797	$315,446	$890,392	$866,197

Capacity revenues from Members increased 7.0% and 2.3% for the current three-month and nine-month periods compared to the same periods of 2002.  The increase in capacity revenues for the current quarter was primarily due to an increase in revenue requirement beginning in May 2003 associated with fixed cost recovery for the Chattahoochee and Talbot generating facilities acquired by Oglethorpe in May 2003. See Note (E) and “Financial Condition” for further discussion regarding the merger of Oglethorpe and Chattahoochee and Talbot EMCs.  For the nine months ended September 30, 2003 these increased fixed costs were offset somewhat by lower purchased power capacity costs compared to the same period of 2002.  (See “Operating Expenses” below.)  Energy revenues were 10.8% and 3.3% higher for the three-month and nine-month periods ended September 30, 2003 compared to the same periods of 2002.  The increase in energy revenues for the third quarter of 2003 was primarily due to recovery of increases in fuel costs primarily related to operating the recently acquired Chattahoochee and Talbot generating facilities (see “Operating Expenses” below).  Oglethorpe’s average energy revenue per MWh from sales to Members were 6.0% and 0.1% higher in the current periods compared to the same periods of 2002.

Sales to non-Members were from energy sales to power companies and from energy sales to LG&E Energy Marketing Inc. (LEM) and Morgan Stanley Capital Group Inc. (Morgan Stanley) under their power marketer arrangements with Oglethorpe.  The following table summarizes the sources of non-Member revenues for the three months and nine months ended September 30, 2003 and 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

	(dollars in thousands)
Sales to power companies	$8,398	$9,661	$26,860	$25,977
Sales to LEM and Morgan Stanley	90	599	1,135	937

Total	$8,488	$10,260	$27,995	$26,914

Sales to power companies represent sales made directly by Oglethorpe.  Oglethorpe may sell for its own account any energy available from the portion of its resources dedicated to Morgan Stanley that is not scheduled by Morgan Stanley pursuant to the power marketer arrangement.

Sales to LEM and Morgan Stanley represent the net energy transmitted on behalf of LEM and Morgan Stanley off-system on an hourly basis from Oglethorpe’s total resources under the LEM and Morgan Stanley power marketer arrangements.  Oglethorpe sold this energy to LEM at Oglethorpe’s cost, subject to certain limitations, and to Morgan Stanley at a contractually fixed price.  The volume of sales to LEM and Morgan Stanley depends primarily on the power marketers’ decisions for servicing their load requirements.

Operating Expenses

Operating expenses for the three-month and nine month periods ended September 30, 2003 were 9.8% and 4.0% higher compared to the same periods of 2002.  The increase during the third quarter of 2003 compared to the same period of 2002 was primarily due to higher fuel, production and depreciation costs.  For the nine-month period ended September 30, 2003 compared to the same period of 2002, the increase in fuel, production and depreciation costs were offset somewhat by lower purchased power costs.

For the three-month and nine-month periods of 2003 compared to the same periods of 2002, total fuel costs increased 15.1% and 8.8%, respectively.  The increase primarily resulted from fuel costs incurred at the Chattahoochee and Talbot generating facilities.  These facilities were acquired in May 2003; therefore, there were no corresponding fuel costs for these facilities in 2002.

Production costs increased 8.8% and 7.7% for the three-month and nine-month periods ended September 30, 2003 compared to the same periods of 2002.  The higher production costs in the current periods of 2003 resulted from higher operations and maintenance (O&M) costs.  The higher O&M costs resulted primarily from O&M costs incurred at the Chattahoochee and Talbot generating facilities acquired in May 2003 and from costs incurred during a scheduled outage at Plant Doyle (there was no corresponding outage in 2002).

Purchased power costs increased 3.6% and decreased 3.7% for the three-month and nine-month periods ended September 30, 2003 compared to the same periods of 2002.  Purchased MWhs decreased 0.5% and 4.6% for the current periods of 2003 compared to the same periods of 2002.  The average cost per MWh of total purchased power increased 4.1% and 0.9% in the current periods of 2003 compared to the same periods of 2002.  Purchased power costs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

	(dollars in thousands)
Capacity costs	$15,580	$17,226	$46,086	$57,324
Energy costs	98,184	92,569	230,653	230,033

Total	$113,764	$109,795	$276,739	$287,357

Purchased power capacity costs decreased 9.6% and 19.6% for the current periods of 2003 as compared to the same periods of 2002.  The decreases in purchased power capacity costs resulted from the termination of various power purchase agreements.  Purchased power energy costs for the three-month and nine-month periods ended September 30, 2003 were 6.1% and 0.3% higher compared to the same periods of 2002.  The average cost of purchased power energy for the three months and nine months ended September 30, 2003 were 6.6% and 5.1% higher compared to the same periods of 2002.  The increase in average purchased power energy costs was attributable to higher prices in the wholesale electricity markets.

Accretion expense, which we began recording in 2003, represents the change in the asset retirement obligations due to the passage of time.  For nuclear decommissioning, Oglethorpe records a regulatory asset for the timing difference in accretion expense recognized under SFAS No. 143 compared to the expense recovered for ratemaking purposes.  (See Note (B) to “Notes to Condensed Financial Statements” above for a discussion regarding adoption of SFAS No. 143.)

Other Income

Investment income increased 35.7% or $1.2 million and decreased 24.6% or $5.0 million in the current three-month and nine-month periods compared to the same periods of 2002.  The increase for the third quarter of 2003 is primarily due to higher earnings from the decommissioning fund.  The decrease for the nine-month period of 2003 was partly due to lower cash and temporary cash investment balances, partly due to lower interest earnings on these investments and partly due to lower interest earnings on notes receivable from Chattahoochee EMC and Talbot EMC.  The notes receivable were eliminated upon the merger of Chattahoochee EMC and Talbot EMC into Oglethorpe in May 2003.  See Note (E) and  “Financial Condition” for further discussion.  Amortization of net benefit of sale of income tax benefits decreased $2 million in the nine-month period ended September 30, 2003 compared to the same period of 2002 due to the completion of amortization of the safe harbor lease in March 2002.

Interest Charges

Interest on long-term debt and capital leases increased 4.1% and decreased 1.4% in the current three-month and nine-month periods compared to the same periods of 2002.  The increase in the third quarter of 2003 resulted primarily from interest costs related to debt issued to finance the generating facilities acquired by Oglethorpe in the merger of Chattahoochee EMC and Talbot EMC.  The decrease for year-to-date period ended September 30, 2003 was partly due to lower interest costs associated with $92 million in variable rate tax-exempt Pollution Control Revenue Bonds, which were issued in October 2002 to refinance two $46 million medium-term notes, and partly due to lower variable interest rates on long-term debt, offset somewhat by interest costs related to the additional debt issued to finance the Chattahoochee EMC and Talbot EMC generating facilities.  Other interest expense decreased $6.2 million for the nine-month period of 2003 compared to the same period of 2002 partly as a result of adoption of SFAS No. 143.  Prior to adoption of SFAS No. 143, Oglethorpe recorded interest expense for decommissioning as an offset to interest earnings on the decommissioning fund.  With the adoption of SFAS No. 143, the offset is no longer recorded.  In addition, the commercial paper issued to finance a portion of the Talbot EMC and Chattahoochee EMC construction projects was refinanced with long-term FFB loans and the related interest costs are now reflected in interest on long-term debt and capital leases.

Financial Condition

Capital Requirements and Liquidity and Sources of Capital

Financing for Talbot EMC and Chattahoochee EMC

In May 2003, Oglethorpe completed a transaction by which Talbot EMC and Chattahoochee EMC were merged with and into Oglethorpe.  Pursuant to the merger, Oglethorpe succeeded to all of the assets and liabilities of Talbot EMC and Chattahoochee EMC.  The assets consist of a 618 MW combustion turbine facility referred to as the Talbot Energy Facility and a 468 MW combined cycle facility referred to as the Chattahoochee Energy Facility. Oglethorpe is financing these generating facilities through two loans totaling $589 million from the FFB, guaranteed by the RUS.  (See “OGLETHORPE POWER CORPORATION - Expected Facilities Acquisitions, RUS Loans and Other New Arrangements” in Item 1 of Oglethorpe’s Annual Report on Form 10-K for the year ended December 31, 2002.)  To date, Oglethorpe has drawn $548 million and anticipates receiving an additional $16.5 million in December 2003 under these two loans.  Oglethorpe expects to receive its final loan advance in late 2004.  Oglethorpe has issued commercial paper to provide interim financing for these generating facilities.  As of September 30, 2003, $37 million in commercial paper was still outstanding relating to this interim financing.

In addition, Oglethorpe has obligations under operational agreements relating to the Chattahoochee Energy Facility, totaling approximately $5 million for the fourth quarter of 2003, $20 million annually thereafter through approximately 2015 and an additional aggregate amount of $19 million through April 2018.  (See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Financial Condition – Capital Requirements” in Item 7 of Oglethorpe’s Annual Report on Form 10-K for the year ended December 31, 2002.)

Liquidity

On September 18, 2003, Oglethorpe renewed its existing committed line of credit available to support its commercial paper program at a level of $295 million, with an expiration date of September 16, 2004.  A one-year term-out option was added to this facility.  In addition to providing liquidity support for the commercial paper program, this credit facility can also be used for general working capital purposes.

Oglethorpe has a $50 million committed line of credit with the National Rural Utilities Cooperative Finance Corporation that can be used for general working capital purposes. Oglethorpe also closed on a 364-day $50 million committed line of credit with CoBank on November 13, 2003.

No amounts are currently outstanding under any of these three credit facilities.

Other Financings

On September 23, 2003, Oglethorpe closed a $29 million fifteen-year operating lease related to 523 rail cars.  The rail cars are used to transport coal from the Powder River Basin in Wyoming to Plant Scherer in Georgia.  See “General – Assets” below for a further discussion of these leases.

In December 2003, Oglethorpe expects to issue $133 million of tax-exempt pollution control revenue refunding bonds through Georgia development authorities, which would be secured under the Mortgage Indenture. The proceeds of this issuance will be used to refinance $32 million of pollution control revenue bonds that mature on January 1, 2004 and $106 million of pollution control revenue bonds that become callable on January 1, 2004.  In connection with the refinancing, excess debt service reserve funds relating to the bonds being refunded will be released and applied at closing.

General

Total assets and total equity plus liabilities as of September 30, 2003 were $4.8 billion, which was $300 million higher than the total at December 31, 2002.  The increase was due primarily to the acquisition of assets and liabilities acquired in the merger of Talbot EMC and Chattahoochee EMC into Oglethorpe.

Assets

Property additions for the nine months ended September 30, 2003 totaled $117.5 million, primarily for purchases of nuclear fuel and for additions, replacements, and improvements to existing generation facilities.  Included in this total are coal railcar purchases in the amount of $21.8 million.  Oglethorpe sold the railcars and subsequently entered into a rental agreement.  The terms of the rental agreement meet the criteria for treatment as an operating lease, and it is being treated as such.

Electric plant in service increased 14.2%, primarily as a result of acquisition of assets in the merger of Talbot EMC and Chattahoochee EMC into Oglethorpe.

Construction work in progress decreased 54.3%, primarily as the result of pollution control projects at Plant Wansley being placed in service during the first and second quarters of 2003.  In addition, the project for the conversion of Plant Scherer Unit No.1 to burn western coal was placed in service during the third quarter of 2003.

The decommissioning fund increased primarily due to increases in the market value of the underlying securities in the fund.

The bond, reserve and construction funds balance decreased 18.5%, as the result of lower debt service reserve requirements at September 30, 2003 as compared to December 31, 2002.

The receivables balance increased by $32.9 million, or 35.9%, at September 30, 2003 as compared to December 31, 2002.  At December 31, 2002 the receivables are recorded net of Board approved credits that were returned to the Members during the first quarter of 2003.  In addition, slightly higher MWh sales to Members and an increase in energy costs per MWh in September 2003, as compared to December 2002, resulted in an increase in the receivables balance.

Notes receivable decreased 99.6% largely due to the Talbot EMC and Chattahoochee EMC merger into Oglethorpe. (See “Results of Operations—Other Income” and “Capital Requirements and Liquidity and Sources of Capital” above for a discussion regarding the merger of Chattahoochee and Talbot EMCs.)

Inventories increased primarily due to the acquisition of inventories in the merger of Talbot EMC and Chattahoochee EMC into Oglethorpe.

Prepayments and other current assets increased by $1.0 million, or 27.1%, primarily as a result of the merger of Chattahoochee EMC into Oglethorpe.

Deferred debt expense increased 13.2% due to the merger with Talbot EMC and Chattahoochee EMC, each of which had deferred debt expenses.

The 34.2% decrease in deferred nuclear outage costs results from a combination of a decrease in the amount of deferrals and extended period of time between deferrals.  Nuclear outage costs incurred during a refueling outage are deferred and amortized over an 18-month or 24-month operating cycle, depending upon the plant.

As a result of the adoption in January 2003 of SFAS No 143, “Accounting for Asset Retirement Obligations”, Oglethorpe has recorded a regulatory asset, deferred asset retirement obligations, in the amount of $22.0 million.  (See Note (B) to “Notes to Condensed Financial Statements” above for a discussion regarding adoption of SFAS No. 143.)

Equity and Liabilities

Long-term debt increased by 16.4%, due to the FFB loans obtained by Oglethorpe to finance the generating facilities acquired in the merger of Talbot EMC and Chattahoochee EMC into Oglethorpe, and the reclassification of $20.7 million of notes payable as long-term debt (see discussion on notes payable below).  The reclassified notes payable will be repaid by draws against the FFB loans.  Oglethorpe anticipates making an additional draw of approximately $16.5 million in early December 2003. (See “Capital Requirements and Liquidity and Sources of Capital” above for a discussion regarding the merger of Talbot and Chattahoochee EMCs.)

Notes payable represents Oglethorpe’s outstanding commercial paper, which was used to finance a portion of the Talbot EMC and Chattahoochee EMC construction projects, including the interconnection facilities at those locations. As a result of management’s intention to refinance the commercial paper associated with the generation facilities and Oglethorpe’s firm financing agreement with the RUS, a portion of the notes payable have been reclassified as long-term debt.

Accounts payable decreased 23.8% primarily as a result of a decrease in payables to Georgia Power Company offset somewhat by an increase in payables for natural gas.

The increase in accrued interest was largely due to the interest expense accrual associated with the lease of Plant Scherer Unit No. 2, which is paid semi-annually. No interest expense was accrued at December 31, 2002 for the Scherer debt as a result of the payment made (as due) on that date.

Accrued and withheld taxes increased as a result of the normal monthly accruals for property taxes, which are generally paid in the fourth quarter of the year.  For information about ad valorem tax appeals relating to Plant Scherer and Plant Vogtle, see “Legal Proceedings” herein.

The decrease in other current liabilities resulted primarily from payment of certain year-end accruals and a performance-based pay accrual.  Partially offsetting this decrease was an increase in accrued operating and maintenance expenses for Plant Doyle.

The amount reflected in 2002 as a decommissioning reserve is now calculated and included as part of the  line item, asset retirement obligations.  As a result of the adoption of SFAS No 143, “Accounting for Asset Retirement Obligations”, Oglethorpe has recorded a $248.1 million asset retirement obligation. (See Note (B) above for a discussion regarding adoption of SFAS No. 143.)

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

New Accounting Pronouncements

For a discussion of New Accounting Pronouncements see Notes B, C and D of Notes to Condensed Financial Statements.

Forward-Looking Statements and Associated Risks

This Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding, among other items, (i) anticipated transactions by Oglethorpe and (ii) Oglethorpe’s future capital requirements and sources of capital.  These forward-looking statements are based largely on Oglethorpe’s current expectations and are subject to a number of risks and uncertainties, some of which are beyond Oglethorpe’s control.  For factors that could cause actual results to differ materially from those anticipated by these forward-looking statements, see “FACTORS AFFECTING THE ELECTRIC UTILITY INDUSTRY” AND “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Miscellaneous-Competition” in Items 1 and 7 of Oglethorpe’s 2002 Annual Report on Form 10-K.  In light of these risks and uncertainties, there can be no assurance that events anticipated by the forward-looking statements contained in this Quarterly Report will in fact transpire.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Oglethorpe’s market risks have not changed materially from the market risks reported in Oglethorpe’s 2002 Annual Report on Form 10-K.

Item 4.  Controls and Procedures

As of September 30, 2003, Oglethorpe had carried out an evaluation, under the supervision and with the participation of its management, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on this evaluation, the President and Chief Executive Officer and the Senior Vice President, Finance and Planning concluded that Oglethorpe’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Oglethorpe in the reports that Oglethorpe files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods required by the Securities Exchange Act and the rules there under.

No change in Oglethorpe’s internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or are reasonably likely to materially affect, Oglethorpe’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Ad Valorem Tax Matters

Fulton County Appeal

On October 20, 2003, the Georgia Department of Revenue issued a “proposed assessment” of Oglethorpe’s property located in the state of Georgia.  The proposed assessment sets forth the statewide value and the value of property located in each of twelve Georgia counties where Oglethorpe owns assets.  The proposed assessment is sent to each of these counties; the counties then issue their final assessments.  Oglethorpe plans to file an appeal of this proposed assessment in the Fulton County Superior Court.  The notice of intent to appeal was filed on November 10, 2003, and the appeal itself is due November 24, 2003.  At this time, Oglethorpe anticipates that the appeal will challenge the state’s proposed assessment as it relates to the valuation of Plant Vogtle in Burke County.  Oglethorpe believes that the proposed valuation of Oglethorpe’s interest in Plant Vogtle of $1,286,125,359 is overstated by about $100 million.  This appeal would be heard by the Fulton County Superior Court, with the right of appeal to the Georgia appellate courts.

Monroe County Appeal

On October 28, 2003, the Monroe County Board of Assessors issued its assessment of Oglethorpe’s interest in Plant Scherer.  While the state valued this interest at $330,538,885, Monroe County’s assessment used a valuation of $898,722,327.  Oglethorpe plans to challenge Monroe County’s valuation.  The appeal is due in December 2003.  The appeal would proceed either to the county board of equalization or to arbitration, then to Monroe County Superior Court, with the right of appeal to the Georgia appellate courts.

Oglethorpe accrues for property taxes on a monthly basis, which are generally paid in the fourth quarter of the year.  Oglethorpe has been accruing for property taxes based on the taxes paid in 2002 plus a slight increase.  Until the Fulton County appeal is resolved, Oglethorpe will only be required to pay the undisputed amounts of ad valorem taxes.  In the fourth quarter, Oglethorpe expects to increase its accrual in an amount up to $5 million for property taxes relating to Plant Vogtle and Plant Scherer based on further evaluation of the increased assessments; however, Oglethorpe plans to vigorously oppose these increased assessments through the appeals process described above.

Environmental Matters

For information about environmental matters that could have an effect on Oglethorpe, see Note (G) to Notes to Condensed Financial Statements.

Item 5.  Other

The Members of Oglethorpe amended Oglethorpe’s Bylaws on November 10, 2003, to change the composition of and the size of Oglethorpe’s Board of Directors from ten to thirteen directors.  The current Board of Directors will serve until the Annual Meeting of the Members in March 2004, at which time the Members will elect new directors to fill the positions created by the amended Bylaws.  The new thirteen-member Board of Directors will consist of eleven directors elected from the Members (the “Member Directors”) and two independent outside directors (the “Outside Directors”).  Five of the Member Directors must be a general manager of an Oglethorpe Member located in each of five geographical regions of the State of Georgia.  An additional five Member Directors must be a director of an Oglethorpe Member located in each of five geographical regions of the State of Georgia.  The eleventh Member Director must be a director of an Oglethorpe Member.  An Oglethorpe Member may not have both its general manager and one of its directors serve as a director of Oglethorpe at the same time.

As is currently the case, no person may simultaneously serve as a director of Oglethorpe and either GTC or GSOC, and the Outside Directors may not be a director, officer or employee of GTC, GSOC or any Member or an officer or employee of Oglethorpe.  The directors will continue to be nominated by representatives from each Member whose weighted nomination is based on the number of retail customers served by each Member, and after nomination, elected by a majority vote of the Members, voting on a one-Member, one-vote basis.  The directors will continue to serve staggered three-year terms.

Item 6.  Exhibits and Reports on Form 8-K

       (a)   Exhibits

Number	Description

3.2	Bylaws of Oglethorpe, as amended and restated as of November 10, 2003

4.7.1 (w)

Twenty-Second Supplemental Indenture, dated as of March 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2003 (FFB M-8) Note and Series 2003 (RUS M-8) Reimbursement Note

4.7.1. (x)	Twenty-Third Supplemental Indenture, dated as of March 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2003 (FFB N-8) Note and Series 2003 (RUS N-8) Reimbursement Note

31.1	Rule 13a-14(a)/15d-14(a) Certification, by Thomas A. Smith (Principal Executive Officer)

31.2	Rule 13a-14(a)/15d-14(a) Certification, by Elizabeth B. Higgins (Principal Financial Officer)

32.1	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Thomas A. Smith (Principal Executive Officer)

32.2	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Elizabeth B. Higgins (Principal Financial Officer)

       (b)   Reports on Form 8-K

       No reports on Form 8-K were filed by Oglethorpe for the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oglethorpe Power Corporation
(An Electric Membership Corporation)

Date: November 14, 2003	By:	/s/ Thomas A. Smith

Thomas A. Smith
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2003		/s/ Mark Chesla

Mark Chesla
Controller
(Chief Accounting Officer)