Form 10-K
period 2003-12-31
OGLETHORPE POWER CORP
filed 2004-03-29
CIK 788816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ___________ to _____________

Commission File No. 33-7591

Oglethorpe Power Corporation
(An Electric Membership Corporation)
(Exact name of registrant as specified in its charter)

Georgia	58-1211925
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

2100 East Exchange Place
Tucker, Georgia	30084-5336
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(770) 270-7600
Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	None

               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.               Yes               No

               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

               Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
               Yes                No

               State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. None

               Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The Registrant is a membership corporation and has no authorized or outstanding equity securities.

               Documents Incorporated by Reference: None

OGLETHORPE POWER CORPORATION

2003 FORM 10-K ANNUAL REPORT

Table of Contents

ITEM			Page
		PART I
1		Business	1
		Oglethorpe Power Corporation	1
		Oglethorpe’s Power Supply Resources	9
		The Members and Their Power Supply Resources	12
		Environmental and Other Regulation	16
2		Properties	21
3		Legal Proceedings	27
4		Submission of Matters to a Vote of Security Holders	27

		PART II
5		Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer
		Purchases of Equity Securities	28
6		Selected Financial Data	28
7		Management’s Discussion and Analysis of Financial Condition and Results
		of Operations	29
7	A	Quantitative and Qualitative Disclosures About Market Risk	46
8		Financial Statements and Supplementary Data	51
9		Changes in and Disagreements with Accountants on Accounting
		and Financial Disclosure	76
9	A	Controls and Procedures	76

		PART III
10		Directors and Executive Officers of the Registrant	77
11		Executive Compensation	81
12		Security Ownership of Certain Beneficial Owners and Management
		and Related Stockholder Matters	83
13		Certain Relationships and Related Transactions	83
14		Principal Accountant Fees and Services	83

		PART IV
15		Exhibits, Financial Statement Schedules, and Reports on Form 8-K	84
		SIGNATURES	102

i

SELECTED DEFINITIONS

The following terms used in this report have the meanings indicated below:

Term	Meaning

APM	ACES Power Marketing
CFC	National Rural Utilities Cooperative Finance Corporation
EMC	Electric Membership Corporation
FERC	Federal Energy Regulatory Commission
FFB	Federal Financing Bank
GPC	Georgia Power Company
GPSC	Georgia Public Service Commission
GSOC	Georgia System Operations Corporation
GTC	Georgia Transmission Corporation (An Electric Membership Corporation)
LEM	LG&E Energy Marketing Inc.
MEAG	Municipal Electric Authority of Georgia
NRC	Nuclear Regulatory Commission
RUS	Rural Utilities Service
SEPA	Southeastern Power Administration
SONOPCO	Southern Nuclear Operating Company

ii

PART I

ITEM 1. BUSINESS

OGLETHORPE POWER CORPORATION

General

               Oglethorpe Power Corporation (An Electric Membership Corporation) (“Oglethorpe”) is a Georgia electric membership corporation incorporated in 1974 and headquartered in metropolitan Atlanta. Oglethorpe is owned by 39 retail electric distribution cooperative members (the “Members”). Oglethorpe’s principal business is providing wholesale electric power to the Members. As with cooperatives generally, Oglethorpe operates on a not-for-profit basis. Oglethorpe is the largest electric cooperative in the United States in terms of operating revenues, assets, kilowatt-hour (“kWh”) sales and, through the Members, consumers served. Oglethorpe has 179 employees.

               The Members are local consumer-owned distribution cooperatives providing retail electric service on a not-for-profit basis. In general, the customer base of the Members consists of residential, commercial and industrial consumers within specific geographic areas. The Members serve approximately 1.5 million electric consumers (meters) representing approximately 3.7 million people. (See “The Members And Their Power Supply Resources.”)

               Oglethorpe’s mailing address is 2100 East Exchange Place, Tucker, Georgia 30084-5336, and its telephone number is (770) 270-7600.

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

               All cooperatives are based on similar business principles and legal foundations. Generally, an electric cooperative designs its rates to recover its cost-of-service and to collect a reasonable amount of revenues in excess of expenses, which constitutes margins. The margins increase patronage capital, which is the equity component of a cooperative’s capitalization. Any such margins are considered capital contributions (that is, equity) from the members and are held for the accounts of the members and returned to them when the board of directors of the cooperative deems it prudent to do so. The timing and amount of any actual return of capital to the members depends on the financial goals of the cooperative and the cooperative’s loan and security agreements.

Power Supply Business

               Oglethorpe provides wholesale electric service to the 39 Members for a substantial portion of their requirements from a combination of its generation assets and power purchased from power marketers and other suppliers. Oglethorpe provides this service pursuant to long-term, take-or-pay Amended and Restated Wholesale Power Contracts, dated January 1, 2003 (the “Wholesale Power Contracts”). The Wholesale Power Contracts obligate the Members jointly and severally to pay rates sufficient to recover all the costs of owning and operating Oglethorpe’s power supply business. Taking into consideration the approval requirements for future resources in the Wholesale Power Contracts, Oglethorpe anticipates that the Members will satisfy all of their requirements above their Oglethorpe purchase obligations with purchases from other suppliers. (See “The Members and Their Power Supply Resources—Member Power Supply Resources.”)

               Oglethorpe has undivided interests in 24 generating units. These units provide Oglethorpe with a total of 4,744 megawatts (“MW”) of nameplate capacity, consisting of 1,501 MW of coal-fired capacity, 1,185 MW of nuclear-fueled capacity, 632 MW of pumped storage hydroelectric capacity, 1,411 MW of gas-fired capacity (206 MW of which is capable of running on oil) and 15 MW of oil-fired combustion turbine capacity.

               Oglethorpe’s generation facilities described above include two gas-fired facilities, totaling 1,086 MW of nameplate capacity, acquired in May 2003 by merger with Talbot EMC and Chattahoochee EMC. Talbot EMC and Chattahoochee EMC were formed in 2001 as Georgia electric membership corporations and were owned by 30 and 28 of the Members, respectively. (See “Properties—Generating Facilities.”)

               Oglethorpe purchases a total of approximately 550 MW of power pursuant to long-term power purchase agreements. Oglethorpe also has arrangements with two power marketers to supply power to Oglethorpe in amounts that are based on growth in the Members’ requirements, representing about 30% of Oglethorpe’s power supply capability in 2004.These power marketer arrangements also reduce the cost of capacity and energy delivered to the Members. One of these power marketer arrangements terminates at the end of 2004 and the other in March 2005. (See “Oglethorpe’s Power Supply Resources” and “Properties—Generating Facilities.”)

               In 2003, two of Oglethorpe’s Members, Jackson EMC and Cobb EMC, accounted for 11.6% and 10.6% of Oglethorpe’s total revenues, respectively. None of the other Members accounted for as much as 10% of Oglethorpe’s total revenues in 2003.

Wholesale Power Contracts

               Oglethorpe has a substantially similar Wholesale Power Contract with each Member extending through December 31, 2025. Under the Wholesale Power Contract, each Member is unconditionally obligated, on an express “take-or-pay” basis, for a fixed percentage of the capacity costs (referred to as a “percentage capacity responsibility”) of each of Oglethorpe’s generation and purchased power resources. Each Wholesale Power Contract specifically provides that the Member must make payments whether or not power is delivered and whether or not a plant has been sold or is otherwise unavailable. Oglethorpe is obligated to use its reasonable best efforts to operate, maintain and manage its resources in accordance with prudent utility practices.

               Percentage capacity responsibilities have been assigned to all of Oglethorpe’s generation and purchased power resources. Percentage capacity responsibilities for any future resource will be assigned only to Members choosing to participate in that resource. The Wholesale Power Contracts provide that each Member is jointly and severally responsible for all costs and expenses of all existing generation and purchased power resources, as well as for any approved (as described below) future resources, whether or not such Member has elected to participate in such future resource. For resources so approved in which less than all Members participate, costs are shared first among the participating Members, and if all participating Members default, each non-participating Member is expressly obligated to pay a proportionate share of such default.

               To acquire future resources, Oglethorpe is required to obtain the approval of 75% of Oglethorpe’s Directors, 75% of the Members and Members representing 75% of the patronage capital of Oglethorpe. The third of these approval requirements was added in an amendment to the Wholesale Power Contracts entered into in 2003. Additionally under the amendment, certain resource modifications that had previously required approval by 75% of Oglethorpe’s Directors and 75% of the Members can now be made by Oglethorpe if approved by more than 50% of Directors and 50% of the Members.

               Under the Wholesale Power Contracts, Oglethorpe is not obligated to provide all of the Members’ capacity and energy requirements. Individual Members must satisfy all of their requirements above their Oglethorpe purchase obligations from other suppliers, unless Oglethorpe and the Members agree that Oglethorpe will supply additional capacity and associated energy, subject to the approval requirements described above. (See “The Members and Their Power Supply Resources—Member Power Supply Resources.”)

               Under the Wholesale Power Contracts, each Member must establish rates and conduct its business in a manner that will enable the Member to pay (i) to Oglethorpe when due, all amounts payable by the Member under its Wholesale Power Contract and (ii) any and all other amounts payable from, or which might constitute a charge or a lien upon, the revenues and receipts derived from the Member’s electric system, including all operation and maintenance expenses and the principal of, premium, if any, and interest on all indebtedness related to the Member’s electric system.

New Business Model Member Agreement

               In connection with the amendments to the Wholesale Power Contracts entered into in 2003, Oglethorpe and all 39 Members also entered into a New Business Model Member Agreement. The Agreement requires Member approval for Oglethorpe to undertake certain activities. It does not limit Oglethorpe’s ability to own, manage, control and operate its resources or perform its functions under the Wholesale Power Contracts.

               Oglethorpe may not provide services unrelated to its resources or its functions under the Wholesale Power Contracts if such services would require it to incur indebtedness, provide a guarantee or make any loan or investment, unless approved by 75% of Oglethorpe’s Board of Directors, 75% of the Members, and Members representing 75% of the patronage capital of Oglethorpe. Oglethorpe may provide any other such service to a Member so long as (1) doing so would not create a conflict of interest with respect to other Members, (2) such service is being provided to all Members or (3) such service has received the three-part 75% approval described above. Until March 31, 2005, Oglethorpe may continue operating its capacity and energy pool, providing natural gas hedging for pool and non-pool participants and providing power supply planning services to Members electing to receive these services. (See “Oglethorpe’s Power Supply Resources—Capacity and Energy Pool.”)

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

               Oglethorpe’s principal financial requirements are contained in the Indenture, dated as of March 1, 1997, from Oglethorpe to SunTrust Bank (“SunTrust”), as trustee (as supplemented, the “Mortgage Indenture”). Under the Mortgage Indenture, Oglethorpe is required, subject to any necessary regulatory approval, to establish and collect rates which are reasonably expected, together with other revenues of Oglethorpe, to yield a Margins for Interest Ratio for each fiscal year equal to at least 1.10. “Margins for Interest Ratio” is the ratio of “Margins for Interest” to total “Interest Charges” for a given period. Margins for Interest is the sum of:

•	net margins of Oglethorpe (which includes revenues of Oglethorpe subject to refund at a later date but excludes provisions for (i) non-recurring charges to income, including the non-recoverability of assets or expenses, except to the extent Oglethorpe determines to recover such charges in rates, and (ii) refunds of revenues collected or accrued subject to refund), plus

•	interest charges, whether capitalized or expensed, on all indebtedness secured under the Mortgage Indenture or by a lien equal or prior to the lien of the Mortgage Indenture, including amortization of debt discount or premium on issuance, but excluding interest charges on indebtedness assumed by GTC (“Interest Charges”), plus

•	any amount included in net margins for accruals for federal or state income taxes imposed on income after deduction of interest expense.

               Margins for Interest takes into account any item of net margin, loss, gain or expenditure of any affiliate or subsidiary of Oglethorpe only if Oglethorpe has received such net margins or gains as a dividend or other distribution from such affiliate or subsidiary or if Oglethorpe has made a payment with respect to such losses or expenditures.

               The formulary rate established by Oglethorpe in the rate schedule to the Wholesale Power Contracts employs a rate methodology under which all categories of costs are specifically separated as components of the formula to determine Oglethorpe’s revenue requirements. The rate schedule also implements the responsibility for fixed costs assigned to each Member (that is, the Member’s percentage capacity responsibility). The monthly charges for capacity and other non-energy charges are based on Oglethorpe’s annual budget. Such capacity and other non-energy charges may be adjusted by the Board of Directors, if necessary, during the year through an adjustment to the annual budget. Energy charges reflect the pass-through of actual energy costs, including fuel costs, variable operations and maintenance costs and purchased energy costs. (See “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations—Summary of Cooperative Operations—Rates and Regulation.”)

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

               Under the Mortgage Indenture and related loan contract with the Rural Utilities Service (“RUS”), adjustments to Oglethorpe’s rates to reflect changes in Oglethorpe’s budgets are generally not subject to RUS approval. Changes to the rate schedule under the Wholesale Power Contracts are generally subject to RUS approval. Oglethorpe’s rates are not subject to the approval of any other federal or state agency or authority, including the Georgia Public Service Commission (the “GPSC”).

Relationship with Smarr EMC

               Smarr EMC is a Georgia electric membership corporation owned by 37 of Oglethorpe’s 39 Members. Smarr EMC owns two combustion turbine facilities with aggregate capacity of 709 MW. Oglethorpe provides construction, operations, financial and management services for Smarr EMC. (See “The Members and Their Power Supply Resources—Member Power Supply Resources.”)

Relationship with GTC

               Oglethorpe and the 39 Members are members of Georgia Transmission Corporation (An Electric Membership Corporation) (“GTC”), which was formed in 1997 to own and operate the transmission business previously owned by Oglethorpe. GTC provides transmission services to the Members for delivery of the Members’ power purchases from Oglethorpe and other power suppliers. GTC also provides transmission services to Oglethorpe and third parties. Oglethorpe has entered into an agreement with GTC to provide transmission services for third party transactions and for service to Oglethorpe’s headquarters and the administration building at the Rocky Mountain Pumped Storage Hydroelectric Facility (“Rocky Mountain”).

               In 1997, GTC assumed certain indebtedness associated with pollution control bonds (“PCBs”) originally issued on behalf of Oglethorpe. If GTC fails to satisfy its obligations under this debt, Oglethorpe would then remain liable for any unsatisfied amounts. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Off-Balance Sheet Arrangements.”)

               GTC has rights in the Integrated Transmission System, which consists of transmission facilities owned by GTC, Georgia Power Company (“GPC”), the Municipal Electric Authority of Georgia (“MEAG”) and the City of Dalton (“Dalton”). Through agreements, common access to the combined facilities that compose the Integrated Transmission System enables the owners to use their combined resources to make deliveries to or for their respective consumers, to provide transmission service to third parties and to make off-system purchases and sales. The Integrated Transmission System was established in order to obtain the benefits of a coordinated development of the parties’ transmission facilities and to make it unnecessary for any party to construct duplicative facilities.

Relationship with GSOC

               Oglethorpe, GTC and the 39 Members are members of Georgia System Operations Corporation (“GSOC”), which was formed in 1997 to own and operate the system operations business previously owned by Oglethorpe. GSOC operates the system control center and currently provides system operations services and administrative support services to Oglethorpe and to GTC. Oglethorpe has contracted with GSOC to schedule and dispatch Oglethorpe’s resources. (See “Oglethorpe’s Power Supply Resources—Capacity and Energy Pool.”) GSOC provides support services to Oglethorpe in the areas of accounting, auditing, communications, human resources, facility management, telecommunications and information technology at cost-based rates.

               GTC has contracted with GSOC to provide certain transmission system operation services including reliability monitoring, switching operations, and the real-time management of the transmission system.

               GSOC, Oglethorpe and the Members are evaluating how GSOC implements the procedures for Members to schedule energy from Oglethorpe’s resources. This evaluation could result in changes in the Operation Services Agreement between Oglethorpe and GSOC, as well as changes in the contractual relationships among GSOC and the Members. It would not, however, change the terms of Oglethorpe’s Wholesale Power Contracts with the Members.

               Oglethorpe has a small amount of loans to GSOC and also has secondary liability on a small amount of GSOC indebtedness.

Relationship with RUS

               Historically, federal loan programs administered by RUS have provided the principal source of financing for electric cooperatives. Loans guaranteed by RUS and made by the Federal Financing Bank (“FFB”) have been a major source of funding for Oglethorpe.

               Oglethorpe entered into a loan contract with RUS in connection with the Mortgage Indenture. Under the loan contract, RUS has approval rights over certain significant actions and arrangements, including, without limitation,

•	significant additions to or dispositions of system assets,

•	significant power purchase and sale contracts,

•	changes to the Wholesale Power Contracts, including the rate schedule contained therein,

•	changes to plant ownership and operating agreements, and

•	in limited circumstances, issuance of additional secured debt.

               The extent of RUS’s approval rights under the loan contract with Oglethorpe is substantially less than the supervision and control RUS has traditionally exercised over borrowers under its standard loan and security documentation. In addition, the Mortgage Indenture improves Oglethorpe’s ability to borrow funds in the public capital markets relative to RUS’s standard mortgage. The Mortgage Indenture constitutes a lien on substantially all of the owned tangible and certain intangible property of Oglethorpe.

Relationship with GPC

               Oglethorpe’s relationship with GPC is a significant factor in several aspects of Oglethorpe’s business. All of Oglethorpe’s co-owned generating facilities, except Rocky Mountain, are operated by GPC on behalf of itself as a co-owner and as agent for the other co-owners. GPC is also one of Oglethorpe’s suppliers of purchased power. GPC also supplies services to Oglethorpe and GSOC to support the scheduling and dispatch of Oglethorpe’s resources, including off-system transactions. GPC and the Members are competitors in the State of Georgia for electric service to any new customer that has a choice of supplier under the Georgia Territorial Electric Service Act, which was enacted in 1973 (the “Territorial Act”). For further information regarding the agreements with GPC and Oglethorpe’s and the Members’ relationships with GPC, see “The Members and Their Power Supply Resources—Service Area and Competition” and “Oglethorpe’s Power Supply Resources—Power Purchase and Sale Arrangements—Power Purchases.” Also see “Properties—Fuel Supply,” “—Co-Owned Plants—Georgia Power Company” and “—The Plant Agreements.”

Competition

               Under current Georgia law, the Members generally have the exclusive right to provide retail electric service in their respective territories. Since 1973, however, the Territorial Act has permitted limited competition among electric utilities located in Georgia for sales of electricity to certain large commercial or industrial customers. The owner of any new facility may receive electric service from the power supplier of its choice if the facility is located outside of municipal limits and has a connected load upon initial full operation of 900 kilowatts or more. The Members are actively engaged in competition with other retail electric suppliers for these new commercial and industrial loads. While the competition for 900-kilowatt loads represents only limited competition in Georgia, this competition has given the Members the opportunity to develop resources and strategies to prepare for an increasingly competitive market.

               Some states have implemented varying forms of retail competition among power suppliers. No legislation related to retail competition has yet been enacted in Georgia, and no bill is currently pending in the Georgia legislature which would amend the Territorial Act or otherwise affect the exclusive right of the Members to supply power to their current service territories. The GPSC does not have the authority under Georgia law to order retail competition or amend the Territorial Act.

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

               Oglethorpe and/or the Members continue to consider a wide array of other potential actions to meet future power supply needs, to reduce costs, to reduce increasing risks of the competitive generation business and to respond to increasing competition. Alternatives that could be considered include:

•	additional power marketing arrangements or other alliance arrangements;

•	whether potential load fluctuation risks in a competitive retail environment can be shifted to other wholesale suppliers;

•	whether power supply requirements will continue to be met by the current mix of ownership and purchase arrangements;

•	whether future power supply resources will be owned by Oglethorpe or by other entities;

•	whether disposition of existing assets or asset classes would be advisable;

•	the effects of nuclear license extensions;

•	ways to extend the maturity of RUS-guaranteed indebtedness in connection with extension(s) of plant operating licenses;

•	the potential to prepay debt;

•	the effects of proliferation of non-core services offered by electric utilities;

•	mergers or other combinations among distributors or power suppliers; and

•	other regulatory and business changes that may affect relative values of generation classes or have impacts on the electric industry.

               Oglethorpe will continue to consider industry trends and developments, but cannot predict at this time the results of these matters or any action Oglethorpe or the Members might take based thereon. Such consideration necessarily would take account of and are subject to legal, regulatory and contractual (including financing and plant co-ownership arrangements) considerations.

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

               Depending on the nature of the generation business in Georgia, there could be reasons for the Members to separate their physical distribution business from their energy business, or otherwise restructure their current businesses to operate more effectively.

               Further, a Member’s power supply planning may include consideration of assignment of its rights and obligations under its Wholesale Power Contract to another Member or a third party. Oglethorpe has existing provisions for Wholesale Power Contract assignment, as well as provisions for a Member to withdraw and concurrently to assign its rights and obligations under its Wholesale Power Contract. Assignments upon withdrawal require the assignee to have certain published credit ratings and to assume all of the withdrawing Member’s obligations under its Wholesale Power Contract with Oglethorpe, and must be approved by Oglethorpe’s Board of Directors. Assignments without withdrawal are governed by the Wholesale Power Contract and must be approved by both Oglethorpe’s Board and RUS.

               From time to time, individual Members may be approached by parties indicating an interest in purchasing their systems. The Wholesale Power Contracts provide that a Member may not dissolve, liquidate or otherwise wind up its affairs without Oglethorpe’s approval. A Member generally must obtain approval from Oglethorpe before it may consolidate or merge with any person or reorganize or change the form of its business organization from an electric membership corporation or sell, transfer, lease or otherwise dispose of all or substantially all of its assets to any person, whether in a single transaction or series of transactions. The Member may enter such a transaction without Oglethorpe’s approval if specified conditions are satisfied, including, but not limited to, an agreement by the transferee, satisfactory to Oglethorpe, to assume the obligations of the Member under the Wholesale Power Contract, and certifications of accountants as to certain specified financial requirements of the transferee.

               Oglethorpe is aware that a limited number of Members are in early stages of considering arrangements that could involve the assignment of their Wholesale Power Contracts or the transfer of their systems to other Members. Other Members could be considering similar arrangements without Oglethorpe’s knowledge. One of Oglethorpe’s largest Members, Cobb EMC, has been approached by Pataula EMC about acquiring its distribution system and assuming its Wholesale Power Contract. In addition, Flint EMC has initiated discussions with Cobb EMC about the possibility of a transaction in which Flint EMC would withdraw from Oglethorpe and assign its Wholesale Power Contract to Cobb EMC and perhaps other Members.

               Should any such arrangement be presented to Oglethorpe, its approval or participation would be subject to the Board of Directors’ approval and legal, regulatory and contractual requirements. Oglethorpe cannot now predict whether or when any such Member transaction may be finalized by the parties and formally presented to Oglethorpe for consideration or whether it would be approved and consummated.

Seasonal Variations

               The demand for energy by the Members is influenced by seasonal weather conditions. Historically, Oglethorpe’s peak sales have occurred during the months of June through August. Energy revenues track energy costs as they are incurred and also fluctuate month to month. Capacity revenues reflect the recovery of Oglethorpe’s fixed costs, which do not vary significantly from month to month; therefore, capacity charges are billed and capacity revenues are recognized in substantially equal monthly amounts.

OGLETHORPE’S POWER SUPPLY
RESOURCES

General

               Oglethorpe supplies capacity and energy to the Members for a substantial portion of their requirements from a combination of its generating assets and power purchased from power marketers and other suppliers. Oglethorpe also has arrangements with power marketers to supply power and to reduce the cost of capacity and energy delivered to the Members.

Generating Plants

               Oglethorpe’s 24 generating units consist of 30% undivided interests in the Edwin I. Hatch Plant (“Plant Hatch”), the Alvin W. Vogtle Plant (“Plant Vogtle”) and the Hal B. Wansley Plant (“Plant Wansley”), a 60% undivided interest in the Robert W. Scherer Unit No. 1 (“Scherer Unit No. 1”), and the Robert W. Scherer Unit No. 2 (“Scherer Unit No. 2”), a 74.61% undivided interest in Rocky Mountain, a 100% interest in the Talbot Energy Facility (“Talbot”), a 100% interest in the Chattahoochee Energy Facility (“Chattahoochee”) and a 100% interest in the Doyle I, LLC Generating Plant (“Plant Doyle”), through a power purchase agreement that Oglethorpe treats as a capital lease, all totaling 4,744 MW of nameplate capacity.

               MEAG, Dalton and GPC also have interests in Plants Hatch, Vogtle and Wansley and Scherer Units No. 1 and No. 2. GPC serves as operating agent for these units. GPC also has an interest in Rocky Mountain, which is operated by Oglethorpe.

               See “Properties” for a description of Oglethorpe’s generating facilities, fuel supply and the co-ownership arrangements.

Power Marketer Arrangements

               Oglethorpe utilizes power marketer arrangements to reduce the cost of power to the Members. Oglethorpe has power marketer agreements with LG&E Energy Marketing Inc. (“LEM”) for approximately 50% of the load requirements of the 37 participating Members and with Morgan Stanley Capital Group Inc. (“Morgan Stanley”) with respect to 50% of the 39 Members’ load requirements forecasted at the time Oglethorpe entered into the agreement. The LEM agreement is based on the actual requirements of the participating Members during the contract term, whereas the Morgan Stanley agreement represents a fixed supply obligation.

               Generally, these arrangements are benefiting the Members by limiting the risk of unit non-availability and by providing future power needs at a fixed price. Under these power marketer agreements, Oglethorpe purchases energy at fixed prices covering a portion of the costs of energy to its Members. LEM and Morgan Stanley, in turn, have certain rights to market excess energy from the Oglethorpe system. Most of Oglethorpe’s generating facilities and power purchase arrangements are available for use by LEM and Morgan Stanley under the terms of the respective agreements. Oglethorpe continues to be responsible for all of the costs of its system resources but receives revenue, as described below, from LEM and Morgan Stanley for the use of the resources. After taking into account the Oglethorpe resources made available to LEM and Morgan Stanley for their use, Oglethorpe estimates that about 30% of its power supply capability in 2004 will be provided by these contracts.

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

Under the power marketer agreement, LEM is obligated to deliver, and Oglethorpe is obligated to take, (i) 50% of the load requirements of the 37 participating Members, less (ii) the load requirements for certain customers who have the right to choose electric suppliers, plus (iii) 50% of the 37 Members’ percentage capacity responsibility shares of the delivery obligations under Oglethorpe’s existing firm power off-system sale contracts. For certain smaller customer choice loads, LEM is obligated to deliver, if Oglethorpe requests, 50% of the associated load requirements. Oglethorpe has the option of purchasing the energy requirements for any customer choice load from another supplier. Oglethorpe is obligated to sell and LEM is obligated to buy 50% of the output of each of the 37 Members’ percentage capacity responsibility shares of the “must run” units (primarily nuclear units). Oglethorpe is also obligated to make available the same share of most of Oglethorpe’s other resources, which LEM may schedule. LEM does not have the right to the output of upgrades to these resources. LEM pays Oglethorpe the costs associated with the energy taken, subject to certain adjustments. Oglethorpe must pay LEM a contractually specified price for each megawatt-hour (“MWh”) purchased.

Morgan Stanley Agreement

               Effective May 1, 1997, Oglethorpe entered into a power marketer agreement with Morgan Stanley with respect to 50% of the Members’ then forecasted load requirements. The agreement obligates Oglethorpe to purchase fixed quantities of energy at fixed prices. Each Member selected a term for its obligation, as well as the portion of its then forecasted requirements to be purchased as a fixed quantity. Oglethorpe is obligated to sell and Morgan Stanley is obligated to buy 50% of the output, in contractually fixed amounts, of each Member’s percentage capacity responsibility share (for the term and portion selected) of the “must run” units (primarily nuclear units). Oglethorpe is also obligated to make available the same share of certain of Oglethorpe’s other resources, in contractually fixed amounts, which Morgan Stanley may schedule for each 24-hour day. This schedule is set the day prior based on availability limitations in the contract. Morgan Stanley pays a contractually fixed amount each month and an amount for the scheduled energy based on contractually fixed prices. Morgan Stanley has contracted with Progress Energy to schedule its purchases and sales under this agreement. The agreement has a term extending to March 31, 2005, but the purchases for certain Members decline to zero prior to that date.

               Oglethorpe manages the portion of the system resources covered by the Morgan Stanley agreement on behalf of participants in its electricity capacity and energy pool through scheduling and dispatching such resources. Oglethorpe makes purchases and sales on behalf of the pool participants to balance the fixed purchase obligation against the actual requirements and to optimize the use of the resources after receiving the daily schedule from Morgan Stanley. (See “Capacity and Energy Pool” below.)

               Morgan Stanley Capital Group, Inc. is a subsidiary of Morgan Stanley, a diversified investment banking and financial services company. Morgan Stanley is subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and, in accordance therewith, files reports and other information with the Securities and Exchange Commission (“SEC”).

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

               See “Financial Statements and Supplementary Data—Notes to Financial Statements—Note 9” for a discussion of Oglethorpe’s commitments under these power purchase agreements and “Note 4” regarding a power purchase agreement with Doyle LLC that Oglethorpe treats as a capital lease. Also see “Properties—The Plant Agreements—Doyle”.

               In addition, Oglethorpe also purchases small amounts of capacity and energy from “qualifying facilities” under the Public Utility Regulatory Policies Act of 1978 (“PURPA”). Under a waiver order from the Federal Energy Regulatory Commission (“FERC”), Oglethorpe historically made all purchases the Members would have otherwise been required to make under PURPA and Oglethorpe was relieved of its obligation to sell certain services to “qualifying facilities” so long as the Members make those sales. Purchases by Oglethorpe from such qualifying facilities provided less than 0.1% of Oglethorpe’s energy requirements for the Members in 2003. Under their Wholesale Power Contracts, the Members may make such purchases instead of Oglethorpe.

Long-Term Power Sales

               Oglethorpe has an agreement to sell 100 MW of base capacity to Alabama Electric Cooperative, Inc. through December 31, 2005. During the term of the power marketer agreements, LEM and Morgan Stanley are responsible for supplying Oglethorpe with sufficient power to fulfill this power sale.

               Other Power System Arrangements

               Oglethorpe has interchange, transmission and/or short-term capacity and energy purchase or sale agreements with approximately 70 utilities, power marketers and other power suppliers. The agreements provide variously for the purchase and/or sale of capacity and energy and/or for the purchase of transmission service. Oglethorpe is currently actively trading with only about half of these counterparties due to Oglethorpe’s risk management policies with respect to netting provisions and credit levels. The development of and access to the Integrated Transmission System and the interconnections with other utilities, through transmission contracts with GTC and others, are key elements in Oglethorpe’s ability to make off-system sales and purchases.

Capacity and Energy Pool

               Oglethorpe operates an electric capacity and energy pool for Members that elect to schedule and pseudo-dispatch the capacity represented by the Member’s percentage capacity responsibility under the Wholesale Power Contracts as part of the pool. Those Members may also elect to include all or part of their other resources in the pool.

               Oglethorpe and the Members have agreed that Oglethorpe will discontinue the pool no later than March 31, 2005. (See “Oglethorpe Power Corporation—New Business Model Member Agreement” and “The Members and Their Power Supply Resources—Member Power Supply Resources.”)

               Oglethorpe buys and sells energy on behalf of Members that participate in the pool. Oglethorpe is a member of ACES Power Marketing, which acts as Oglethorpe’s agent to perform these services pursuant to a service agreement. (See “Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk—ACES Power Marketing.”)

               THE MEMBERS AND THEIR POWER SUPPLY RESOURCES

Member Demand and Energy Requirements

               The Members are listed below and include 39 of the 42 electric distribution cooperatives in the State of Georgia.

Altamaha EMC	GreyStone Power Corporation, an EMC	Pataula EMC
Amicalola EMC	Habersham EMC	Planters EMC
Canoochee EMC	Hart EMC	Rayle EMC
Carroll EMC	Irwin EMC	Satilla Rural EMC
Central Georgia EMC Coastal EMC (d/b/a Coastal Electric Cooperative)	Jackson EMC Jefferson Energy Cooperative, an EMC Lamar EMC	Sawnee EMC Slash Pine EMC Snapping Shoals EMC
Cobb EMC Colquitt EMC	Little Ocmulgee EMC Middle Georgia EMC	Sumter EMC Three Notch EMC
Coweta-Fayette EMC	Mitchell EMC	Tri-County EMC
Diverse Power Incorporated, an EMC Excelsior EMC	Ocmulgee EMC Oconee EMC	Upson EMC Walton EMC
Flint EMC (d/b/a Flint Energies)	Okefenoke Rural EMC	Washington EMC
Grady EMC

               The Members serve approximately 1.5million electric consumers (meters) representing approximately 3.7 million people. The Members serve a region covering approximately 40,000 square miles, which is approximately 70% of the land area in the State of Georgia, encompassing 150 of the State’s 159 counties. Sales by the Members in 2003 amounted to approximately 30 million MWh, with approximately 66% to residential consumers, 32% to commercial and industrial consumers and 2% to other consumers. The Members are the principal suppliers for the power needs of rural Georgia. While the Members do not serve any major cities, portions of their service territories are in close proximity to urban areas and are experiencing substantial growth due to the expansion of urban areas, including metropolitan Atlanta, into suburban areas and the growth of suburban areas into neighboring rural areas. The Members have experienced average annual compound growth rates from 2001 through 2003 of 4% in number of consumers, 5% in MWh sales and 6% in electric revenues.

               The following table shows the aggregate peak demand and energy requirements of the Members for the years 2001 through 2003, and also shows the amounts of energy requirements supplied by Oglethorpe. From 2001 through 2003, demand and energy requirements of the Members increased at an average annual compound growth rate of 3% and 6%, respectively.

	Member Demand (MW)	Member Energy Requirements (MWh)

	Total(1)	Total(2)	Supplied by Oglethorpe(3)

2001	6,532	28,332,257	26,950,149
2002	7,153	31,271,101	27,924,856
2003	6,926	31,590,960	29,193,998

(1)	System peak hour demand of the Members measured at the Members’ delivery points (net of system losses), adjusted to include requirements served by Oglethorpe and Member resources behind the delivery points.

(2)	Retail requirements served by Oglethorpe and Member resources, adjusted to include requirements served by resources behind the delivery points. (See “Member Power Supply Resources” below.)

(3)	Includes energy supplied to Members for resale at wholesale.

Service Area and Competition

               The Territorial Act regulates the service rights of all retail electric suppliers in the State of Georgia. Pursuant to the Territorial Act, the GPSC assigned substantially all areas in the State to specified retail suppliers. With limited exceptions, the Members have the exclusive right to provide retail electric service in their respective territories, which are predominately outside of the municipal limits existing at the time the Territorial Act was enacted in 1973. The principal exception to this rule of exclusivity is that electric suppliers may compete for most new retail loads of 900 kilowatts or greater. The GPSC may reassign territory only if it determines that an electric supplier has breached the tenets of public convenience and necessity. The GPSC may transfer service for specific premises only if: (i) the GPSC determines, after joint application of electric suppliers and proper notice and hearing, that the public convenience and necessity require a transfer of service from one electric supplier to another; or (ii) the GPSC finds, after proper notice and hearing, that an electric supplier’s service to a premise is not adequate or dependable or that its rates, charges, service rules and regulations unreasonably discriminate in favor of or against the consumer utilizing such premise and the electric utility is unwilling or unable to comply with an order from GPSC regarding such service.

               Since 1973, the Territorial Act has allowed limited competition among electric utilities in Georgia by allowing the owner of any new facility located outside of municipal limits and having a connected load upon initial full operation of 900 kilowatts or greater to receive electric service from the retail supplier of its choice. The Members, with Oglethorpe’s support, are actively engaged in competition with other retail electric suppliers for these new commercial and industrial loads. The number of commercial and industrial loads served by the Members continues to increase annually. While the competition for 900-kilowatt loads represents only limited competition in Georgia, this competition has given Oglethorpe and the Members the opportunity to develop resources and strategies to operate in an increasingly competitive market.

               For further information regarding Member competitive activities, see “Oglethorpe Power Corporation—Competition.”

Cooperative Structure

               The Members are cooperatives that operate their systems on a not-for-profit basis. Accumulated margins derived after payment of operating expenses and provision for depreciation constitute patronage capital of the consumers of the Members. Refunds of accumulated patronage capital to the individual consumers may be made from time to time subject to limitations contained in mortgages between the Members and RUS or loan documents with other lenders. The RUS mortgages generally prohibit such distributions unless (1) after any such distribution, the Member’s total equity will equal at least 30% (40% in the case of Members that have the older form of RUS loan documents) of its total assets, or (2) distributions do not exceed 25% of the margins and patronage capital received by the Member in the preceding year and equity is at least 20% (the 20% equity requirement does not apply to Members that have the older form of RUS loan documents). (See “Members’ Relationship with RUS” below.)

               Oglethorpe is a membership corporation, and the Members are not subsidiaries of Oglethorpe. Except with respect to the obligations of the Members under each Member’s Wholesale Power Contract with Oglethorpe and Oglethorpe’s rights under such Contracts to receive payment for power and energy supplied, Oglethorpe has no legal interest in, or obligations in respect of, any of the assets, liabilities, equity, revenues or margins of the Members. (See “Oglethorpe Power Corporation—Wholesale Power Contracts.”) The revenues of the Members are not pledged as security to Oglethorpe but are the source from which moneys are derived by the Members to pay for power supplied by Oglethorpe under the Wholesale Power Contracts. Revenues of the Members are, however, pledged under their respective RUS mortgages or loan documents with other lenders.

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

               Cobb EMC, Mitchell EMC, Oconee EMC, Snapping Shoals EMC, Diverse Power Incorporated, an EMC and Walton EMC have paid their RUS indebtedness and are no longer RUS borrowers. Each of these Members now has a rate covenant with its current lender. Other Members may also pursue this option. To the extent that a Member who is not an RUS borrower engages in wholesale sales or transmission in interstate commerce, it would be subject to regulation by the Federal Energy Regulatory Commission (“FERC”) under the Federal Power Act.

Members’ Relationship with RUS

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

Members’ Relationships with GTC and GSOC

               GTC provides transmission services to the Members for delivery of the Members’ power purchases from Oglethorpe and other power suppliers. GTC and the Members have entered into Member Transmission Service Agreements under which GTC provides transmission service to the Members pursuant to a transmission tariff. The Member Transmission Service Agreements have a minimum term for network service for current load until December 31, 2025. After an initial term ending in 2006, load growth above 1995 requirements may, with notice to GTC, be served by others. The Member Transmission Service Agreements provide that if a Member elects to purchase a part of its network service elsewhere, it must pay appropriate stranded costs to protect the other Members from any rate increase that could otherwise occur. Under the Member Transmission Service Agreements, Members have the right to design, construct and own new distribution substations.

               GSOC provides operation services for the benefit of the Members through agreements with Oglethorpe, including dispatch of Oglethorpe’s resources and other power supply resources owned by the Members.

               For additional information about the Members’ relationships with GSOC, see “Oglethorpe Power Corporation—Relationship with GSOC.”

Member Power Supply Resources

               Oglethorpe Power Corporation

               Oglethorpe currently supplies a substantial portion of the Members’ requirements. Each Member has a take-or-pay, fixed percentage capacity responsibility for all of Oglethorpe’s existing resources. Oglethorpe anticipates that the Members will satisfy all of their requirements above their Oglethorpe purchase obligations with purchases from other suppliers. (See “Oglethorpe Power Corporation—Wholesale Power Contracts.”)

               Contracts with SEPA

               The Members purchase hydroelectric power from the Southeastern Power Administration (“SEPA”) under contracts that extend until 2016. In 2003, the aggregate SEPA allocation to the Members was 618 MW plus associated energy. Each Member must schedule its energy allocation, and each Member has designated Oglethorpe to perform this function. Pursuant to a separate agreement, Oglethorpe will schedule, through GSOC, the Members’ SEPA power deliveries. Further, each Member may be required, if certain conditions are met, to contribute funds for capital improvements for Corps of Engineers projects from which its allocation is derived in order to retain the allocation.

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

               Other Member Resources

               Members not participating in Oglethorpe’s capacity and energy pool obtain their power supply requirements above their Oglethorpe purchase obligations from other sources. A number of Members have entered into contracts with third parties for all of their incremental power requirements. Other Members, including participants in the pool, have developed their own generation facilities or have other power purchase contracts.

               Oglethorpe has not undertaken to obtain a complete list of Member power supply resources. Any of the Members may have committed or may commit to additional power supply obligations not described above.

               For further information about Members’ activities relating to their power supply planning, see “Oglethorpe Power Corporation—Competition.”

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

               Compliance with environmental standards will continue to be reflected in Oglethorpe’s capital expenditures and operating costs. Oglethorpe made environmental-related capital expenditures of $52 million in 2003 and expects to spend approximately $4 million and $1 million in 2004 and 2005, respectively, to achieve compliance with current environmental requirements. For a further discussion of expected future capital expenditures to comply with environmental requirements and regulations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Capital Requirements.”

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

               Sulfur dioxide reductions are being imposed through a sulfur dioxide emission allowance trading program. An emission allowance, which gives the holder the authority to emit one ton of sulfur dioxide during a calendar year, is transferable and can be bought, sold or banked for use in the years following its issuance. Allowances are issued by the U.S. Environmental Protection Agency (“EPA”) to impose stringent reductions on all affected units. The aggregate emissions of sulfur dioxide from all affected units are now capped at 8.9 million tons per year. Oglethorpe is now complying with this program by using lower-sulfur fuel, coupled with the use of emission allowances (issued, banked or purchased, if needed). Installation of flue gas desulfurization equipment (“scrubbers”) remains a possibility for compliance in the more distant future, as is discussed in more detail below.

               Reductions in nitrogen oxides emissions are also being imposed, as part of Georgia’s State Implementation Plan, in an effort to bring the metropolitan Atlanta area, currently classified as a “severe nonattainment area” pursuant to the one-hour National Ambient Air Quality Standards (“NAAQS”) for ozone, into attainment. As part of this Plan, both Plants Wansley and Scherer were included in stringent nitrogen oxides emissions averaging plans, which required the co-owners of the plants to install new control equipment at both plants no later than May 2003. Selective catalytic reduction systems were installed at Plant Wansley and Separated Overfire Air systems were installed at Plant Scherer and were operational by this deadline.

               A number of recently finalized regulations, proposed regulations and other actions could result in more stringent controls on all emissions, including utility emissions. The actions that appear to be the most significant are described below.

               EPA has tightened the NAAQS for both ozone and particulate matter, an action that could affect any source that emits nitrogen oxides and sulfur dioxide, including utility units. With respect to the ozone NAAQS, EPA must harmonize provisions in the Clean Air Act imposing the old ozone NAAQS with EPA’s new 8-hour standard before the new standard can be implemented. In conjunction with these NAAQS, EPA plans to designate areas as attainment or nonattainment with these standards in 2004, based on air quality data collected for 2001 through 2003. Some areas that will be designated as nonattainment for either ozone or particulate matter may require further reductions of nitrogen oxides, sulfur dioxide, or both from Plants Wansley and/or Scherer. Some or all of these reductions may come through implementation of the interstate air quality rulemaking discussed below. Beyond this, the impact of any new designations will depend on the development and implementation of any other applicable regulations as needed for attainment and cannot be determined at this time.

               In 1998, EPA issued a regulation calling for regional reductions in nitrogen oxides emissions from 22 states, including Georgia, which imposes a fixed cap on nitrogen oxides emissions from such states. States remain free to choose the sources on which to impose reductionsneeded to stay below the cap. The Georgia Environmental Protection Division (“EPD”) has indicated that if Georgia must adhere to the regulation, it will require large fossil fuel-fired units, including those at Plants Wansley and Scherer, to participate in achieving the required reductions. On appeal, EPA’s regulation was upheld in part, with that portion of the rule that would have applied to Georgia sent back to EPA for further consideration. EPA has proposed a rule reinstating the cap for Georgia, which would delay implementation until 2005. In a related rulemaking, EPA issued a final rule that concluded that the growth rates used to compute the cap for Georgia and other states were reasonable. That second rule has been challenged by various parties in the Court of Appeals, seeking to have it remanded back to EPA for further consideration. This challenge may delay Georgia’s implementation date. Georgia’s implementation plan for this regulation will depend on how this proposed rulemaking is finalized and how the current litigation is resolved. Therefore, it is not yet known what additional controls, if any, would be needed at Plants Wansley and/or Scherer to comply with this regional nitrogen oxides reduction program. However, the co-owners of Plant Scherer have converted Units No. 1 and No. 2 from bituminous coal to sub-bituminous coal, which will substantially reduce the nitrogen oxides emissions from these units.

               In January 2004, EPA proposed an interstate transport regulation for ozone and particulate matter that will require emissions reductions in sulfur dioxide and nitrogen oxides in most eastern states, including Georgia, by establishing a market-based cap and trade program with emission budget caps for each affected state. One likely result of the rule if finalized would be to require year round reductions in emissions of sulfur dioxide and nitrogen oxides from power plants in two phases. The first phase would be in 2010, followed by a second phase in 2015. The rule could require additional controls at Plants Wansley and/or Scherer in order to comply with the emission caps that would be established for emissions of sulfur dioxide and nitrogen oxides in Georgia. The rule could affect Georgia’s plans for attaining the NAAQS for ozone and particulate matter discussed above.

               In 1999, EPA promulgated a new regional haze rule, which would have affected certain sources that emit nitrogen oxides or sulfur dioxide and that may contribute to the degradation of visibility in mandatory federal Class I areas, including some utility units. As a result of challenges to this rule, however, the Court of Appeals has vacated part of the rule, remanding it back to EPA for further consideration consistent with its opinion. Until further rulemaking in response to this decision is conducted, Oglethorpe will not know what controls, if any, must be installed at Plants Wansley and/or Scherer to comply with this rule.

               Although EPA had decided not to impose a new NAAQS for sulfur dioxide, that decision has been remanded to EPA for further rulemaking, so it is still possible that a new short-term standard for sulfur dioxide could be established.

               Several studies required by the Clean Air Act examined the health effects of power plant emissions of certain hazardous air pollutants. In late 2000, EPA concluded that mercury emissions from coal and oil-fired electric utility steam generating units should be regulated. In January 2004, EPA proposed a regulation that would control emissions of mercury from such units in one of two ways – either by (1) requiring utilities to install “maximum achievable control technologies” by 2007; or (2) creating a market-based cap and trade program that would reduce emissions of mercury in two phases, with the first phase coming in 2010 and the second in 2018. Depending on the outcome of this rulemaking, significant capital expenditures might be incurred at Plant Wansley, Plant Scherer or both.

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

               On December 30, 2002, the Sierra Club, Physicians for Social Responsibility, Georgia Forest Watch and one individual filed suit in Federal Court in Georgia against GPC, alleging violations of the Clean Air Act at Plant Wansley. The complaint alleges violations of opacity limits at both the coal fired units, in which Oglethorpe is a co-owner, and other violations at several combined cycle units in which Oglethorpe does not have an ownership interest. This civil action requests injunctive and declaratory relief, civil penalties, a supplemental environmental project and attorneys’ fees. While Oglethorpe believes that Plant Wansley has complied with applicable laws and regulations, resolution of this matter is uncertain at this time, as is any responsibility of Oglethorpe for a share of any penalties or other costs that might be assessed against GPC.

               On January 16, 2003, the Sierra Club appealed an unsuccessful challenge to an air operating permit for the combined cycle facility then owned by Chattahoochee EMC to the United States Court of Appeals for the Eleventh Circuit. Oglethorpe acquired this facility in the second quarter of 2003. (See “Oglethorpe Power Corporation—Power Supply Business.”) Oglethorpe has intervened in the appeal. The petitioner seeks to have the air permit invalidated and remanded back to EPA and EPD. Although Oglethorpe believes that a favorable outcome in this appeal is likely, an unfavorable ruling could temporarily affect the ability of the facility to continue to operate.

               Depending on the final outcome of these developments, and the implementation approach selected by EPA and the State of Georgia with respect to environmental regulations, significant capital expenditures and increased operation expenses could be incurred by Oglethorpe for the continued operation of Plants Wansley and/or Scherer. The power marketer arrangements generally do not provide for the recovery from the power marketers of increased environmental costs. (See “Oglethorpe’s Power Supply Resources—Power Marketer Arrangements.”) Because of the uncertainty associated with these various developments, Oglethorpe cannot now predict the effect that any of these potential requirements may have on the operations of Plants Wansley and Scherer.

               Compliance with the requirements of the Clean Air Act may also require increased capital or operating expenses on the part of GPC. Any increases in GPC’s capital or operating expenses may cause an increase in the cost of power purchased from GPC. (See “Oglethorpe’s Power Supply Resources—Power Purchase and Sale Arrangements—Power Purchases.”)

Other Environmental Regulation

               EPA determined in 2000 that although coal ash should continue to be considered non-hazardous under the Resource Conservation and Recovery Act, national regulations are warranted. Depending on the outcome of such rulemaking, which is now expected in 2005, substantial additional costs for the management of these wastes might be required of Oglethorpe.

               Under the Clean Water Act, EPA has developed new rules intended to reduce the impingement and entrainment of fish and fish larvae at cooling water intake structures. Those rules will require numerous biological studies and perhaps retrofits to some intake structures at existing power plants. The new rule was finalized on February 16, 2004 and its impacts on Plants Scherer and Wansley are currently being evaluated.

               Also under the Clean Water Act, EPA and state environmental agencies are developing total maximum daily loads (“TMDLs”) for certain impaired state waters. The establishment of TMDLs and/or additional measures to control non-point source pollution may result in a tightening of limits in water discharge permits for power plants, including Plants Wansley and Scherer. As the impact will depend on the actual TMDLs and the corresponding permit limitations that are established, the effects of such developments cannot be predicted at this time.

               Oglethorpe is subject to other environmental statutes including, but not limited to, the Georgia Water Quality Control Act, the Georgia Hazardous Site Response Act, the Toxic Substances Control Act, the Endangered Species Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Emergency Planning and Community Right to Know Act, and to the regulations implementing these statutes. Oglethorpe does not believe that compliance with these statutes and regulations will have a material impact on its financial condition or results of operations. Changes to any of these laws, some of which are being reviewed by Congress, could affect many areas of Oglethorpe’s operations. Although compliance with new environmental legislation could have a significant impact on Oglethorpe, those impacts cannot be fully determined at this time and would depend in part on the final legislation and the development of implementing regulations.

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

Nuclear Regulation

               Oglethorpe is subject to the provisions of the Atomic Energy Act of 1954, as amended (the “Atomic Energy Act”), which vests jurisdiction in the Nuclear Regulatory Commission (“NRC”) over the construction and operation of nuclear reactors, particularly with regard to certain public health, safety and antitrust matters. The National Environmental Policy Act has been construed to expand the jurisdiction of the NRC to consider the environmental impact of a facility licensed under the Atomic Energy Act. Plants Hatch and Vogtle are being operated under licenses issued by the NRC. All aspects of the operation and maintenance of nuclear power plants are regulated by the NRC. From time to time, new NRC regulations require changes in the design, operation and maintenance of existing nuclear reactors. Operating licenses issued by the NRC are subject to revocation, suspension or modification, and the operation of a nuclear unit may be suspended if the NRC determines that the public interest, health or safety so requires. The operating licenses issued for each unit of Plants Hatch and Vogtle expire in 2034 and 2038 and 2027 and 2029, respectively. The licenses for Plant Hatch were extended to their current expiration dates in January 2002.

               Pursuant to the Nuclear Waste Policy Act of 1982, as amended, the federal government has the regulatory responsibility for the final disposition of commercially produced high-level radioactive waste materials, including spent nuclear fuel. This Act requires the owner of nuclear facilities to enter into disposal contracts with the Department of Energy (“DOE”) for such material. These contracts require each such owner to pay a fee, which is currently one dollar per MWh for the net electricity generated and sold by each of its reactors.

               Contracts with DOE have been executed to provide for the permanent disposal of spent nuclear fuel produced at Plants Hatch and Vogtle. DOE failed to begin disposing of spent fuel in 1998 as required by the contracts, and GPC, as agent for the co-owners of the plants, is pursuing legal remedies against DOE for breach of contract.

               Plants Hatch and Vogtle currently have on-site spent-fuel wet storage capacity and Plant Hatch has an on-site dry storage facility. The on-site dry storage facility for Plant Hatch became operational in 2000 and can be expanded to accommodate spent fuel through the life of the plant. Plant Vogtle’s spent fuel pool storage is expected to be sufficient until 2015. Oglethorpe expects that procurement of on-site dry storage capacity at Plant Vogtle will commence in sufficient time to maintain full-core discharge capability to the spent fuel pool. (See Note 1 of Notes to Financial Statements.)

               For information concerning nuclear insurance, see Note 8 of Notes to Financial Statements. For information regarding NRC’s regulation relating to decommissioning of nuclear facilities and regarding DOE’s assessments pursuant to the Energy Policy Act for decontamination and decommissioning of nuclear fuel enrichment facilities, see Note 1 of Notes to Financial Statements.

ITEM 2. PROPERTIES

Generating Facilities

               The following table sets forth certain information with respect to Oglethorpe’s generating facilities, all of which are in commercial operation.

Facilities	Type of Fuel	Percentage Interest	Oglethorpe’s Share of NamePlate Capacity (MW)		Commercial Operation Date	License Expiration Date

Plant Hatch (near Baxley, Ga.) Unit No. 1 Unit No. 2	Nuclear Nuclear	30 30	243.0 246.0		1975 1979	2034 2038
Plant Vogtle (near Waynesboro, Ga.) Unit No. 1 Unit No. 2	Nuclear Nuclear	30 30	348.0 348.0		1987 1989	2027 2029
Plant Wansley (near Carrollton, Ga.) Unit No. 1 Unit No. 2 Combustion Turbine	Coal Coal Oil	30 30 30	259.5 259.5 14.8		1976 1978 1980	N/A(1) N/A(1) N/A(1)
Plant Scherer (near Forsyth, Ga.) Unit No. 1 Unit No. 2	Coal Coal	60 60	490.8 490.8		1982 1984	N/A(1) N/A(1)
Rocky Mountain (near Rome, Ga.)	Pumped Storage Hydro	74.61	632.5		1995	2027
Plant Doyle (near Monroe, Ga.) Talbot (near Columbus, Ga.) (3)	Gas	100	325.0	(2)	2000	N/A(1)
Units No. 1-4 Units No. 5-6 Chattahoochee (near Carrollton, Ga.)(3)	Gas Gas-Oil Gas	100 100 100	412 206 468		2002 2003 2003	N/A(1) N/A(1) N/A(1)

Total			4,743.9

(1)	Fossil-fired units do not operate under operating licenses similar to those granted to nuclear units by the NRC and to hydroelectric plants by FERC.

(2)	Nominal plant capacity identified in the Power Purchase and Sale Agreement with Doyle I, LLC. (See “The Plant Agreements—Doyle” below.)

(3)	Oglethorpe acquired Talbot and Chattahoochee in the second quarter of 2003. See “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations—Financial Condition—Capital Requirements—Financing for Acquisition of Talbot EMC and Chattahoochee EMC.”)

Plant Performance

               The following table sets forth certain operating performance information of each of Oglethorpe’s generating facilities:

	Equivalent Availability(1)			Capacity Factor(2)
Unit	2003	2002	2001	2003	2002	2001

Plant Hatch
Unit No. 1	94%	87%	99%	95%	88%	99%
Unit No. 2	91	97	86	91	97	86
Plant Vogtle
Unit No. 1	91	84	99	93	86	101
Unit No. 2	95	82	92	97	84	94
Plant Wansley
Unit No. 1	87	88	83	79	80	78
Unit No. 2	87	79	87	80	74	81
Plant Scherer(3)
Unit No. 1	72	95	81	58	78	58
Unit No. 2	73	83	94	59	66	71
Rocky Mountain(4)
Unit No. 1	92	99	94	15	15	24
Unit No. 2	99	91	99	20	18	21
Unit No. 3	91	100	95	28	27	17
Plant
Doyle(4) (5)	100	100	100	0	9	5
Talbot (4) (6)	92	NA	NA	1	NA	NA
Chattahoochee(6)	58	NA	NA	15	NA	NA

(1)	Equivalent Availability is a measure of the percentage of time that a unit was available to generate if called upon, adjusted for periods when the unit is partially derated from the “maximum dependable capacity” rating.

(2)	Capacity Factor is a measure of the output of a unit as a percentage of the maximum output, based on the “maximum dependable capacity” rating, over the period of measure.

(3)	Plant Scherer’s relatively low performance in 2003 was due to the outage time required for the conversion to use sub-bituminous coal, as described below.

(4)	Rocky Mountain, Plant Doyle and Talbot primarily operate as peaking plants, which results in low capacity factors.

(5)	Equivalent Availability for each of Doyle’s 5 units is measured only during the period May 15 – September 15, reflecting the contractual availability commitment of Doyle I, LLC. The units may be dispatched by Oglethorpe during other periods if the units are available.

(6)	Talbot Unit Nos. 1-4 began commercial operation in April-June 2002 and Unit Nos. 5-6 began commercial operation in May 2003. Chattahoochee began commercial operation in February 2003.

               The nuclear refueling cycle for Plants Hatch and Vogtle exceeds twelve months. Therefore, in some calendar years the units at these plants are not taken out of service for refueling, resulting in higher levels of equivalent availability and capacity factor.

Fuel Supply

               Coal. Coal for Plant Wansley is currently purchased under term contracts and in spot market transactions. As of February 29, 2004, there was a 66-day coal supply at Plant Wansley based on nameplate rating.

               Coal for Scherer Units No. 1 and No. 2 is purchased under term contracts and in spot market transactions. As of February 29, 2004, the coal stockpile at Plant Scherer contained a 39-day supply based on nameplate rating. The co-owners of Plant Scherer recently completed a project to convert Units No. 1 and No. 2 at Plant Scherer to burn sub-bituminous coal. Oglethorpe currently leases 1,220 rail cars to transport coal to Plants Scherer and Wansley.

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

               For information relating to the impact that the Clean Air Act l may have on Oglethorpe, see “Environmental and Other Regulations—Clean Air Act.”

               Nuclear Fuel. GPC, as operating agent, has the responsibility to procure nuclear fuel for Plants Hatch and Vogtle. GPC has contracted with Southern Nuclear Operating Company to operate these plants, including nuclear fuel procurement. Southern Nuclear Operating Company (“SONOPCO”) employs both spot purchases and long-term contracts to satisfy nuclear fuel requirements. The nuclear fuel supply and related services are expected to be adequate to satisfy current and future nuclear generation requirements.

               Natural Gas. Oglethorpe purchases the natural gas, including transportation and other related services, needed to operate Plant Doyle, Talbot and Chattahoochee and the combustion turbines owned by Hartwell Energy Limited Partnership. Oglethorpe purchases natural gas in the spot market and under agreements at indexed prices. Oglethorpe has entered into hedge agreements to manage a portion of its exposure to fluctuations in the market price of natural gas. Oglethorpe manages exposure to such risks only with respect to Members that participate in Oglethorpe’s pool or elect to receive such services. Oglethorpe purchases transportation under long-term firm and short-term firm and non-firm contracts. (See “Qualitative and Quantitave Disclosures About Market Risk—Commodity Price Risk.”)

Co-Owners of Plants

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

	Nuclear				Coal-Fired				Pumped Storage

	Plant		Plant		Plant		Scherer Units		Rocky
	Hatch		Vogtle		Wansley		No. 1 & No. 2		Mountain		Total

	%	MW(1)%		MW(1)%		MW(1)%		MW(1)%		MW(1)	MW(1)

Oglethorpe	30.0	489	30.0	696	30.0	519	60.0	982	74.61	633	3,319
GPC	50.1	817	45.7	1,060	53.5	926	8.4	137	25.39	215	3,155
MEAG	17.7	288	22.7	527	15.1	261	30.2	494	—	—	1,570
Dalton	2.2	36	1.6	37	1.4	24	1.4	23	—	—	120

Total	100.0	1,630	100.0	2,320	100.0	1,730	100.0	1,636	100.00	848	8,164

(1)	Based on nameplate ratings.

Georgia Power Company

               GPC is a wholly owned subsidiary of The Southern Company, a registered holding company under the Public Utility Holding Company Act, and is engaged primarily in the generation and purchase of electric energy and the transmission, distribution and sale of such energy. GPC distributes and sells energy within the State of Georgia at retail in over 600 communities (including Athens, Atlanta, Augusta, Columbus, Macon, Rome and Valdosta), as well as in rural areas, and at wholesale to Oglethorpe, MEAG and two municipalities. GPC is the largest supplier of electric energy in the State of Georgia. (See “Oglethorpe Power Corporation—Relationship with GPC.”) GPC is subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and, in accordance therewith, files reports and other information with the Commission.

Municipal Electric Authority of Georgia

               MEAG, an instrumentality of the State of Georgia, was created for the purpose of providing electric capacity and energy to those political subdivisions of the State of Georgia that owned and operated electric distribution systems at that time. MEAG, also known as MEAG Power, has entered into power sales contracts with each of 48 cities and one county in the State of Georgia. Such political subdivisions, located in 39 of the State’s 159 counties, collectively serve approximately 290,000 electric consumers (meters).

City of Dalton, Georgia

               The City of Dalton, located in northwest Georgia, supplies electric capacity and energy to consumers in Dalton, and presently serves more than 10,000 residential, commercial and industrial customers.

The Plant Agreements

Hatch, Wansley, Vogtle and Scherer

               Oglethorpe’s rights and obligations with respect to Plants Hatch, Wansley, Vogtle and Scherer are contained in a number of contracts between Oglethorpe and GPC and, in some instances, MEAG and Dalton. Oglethorpe is a party to four Purchase and Ownership Participation Agreements (“Ownership Agreements”) under which it acquired from GPC a 30% undivided interest in each of Plants Hatch, Wansley and Vogtle, a 60% undivided interest in Scherer Units No. 1 and No. 2 and a 30% undivided interest in those facilities at Plant Scherer intended to be used in common by Scherer Units No. 1, No. 2, No. 3 and No. 4 (the “Scherer Common Facilities”). Oglethorpe has also entered into four Operating Agreements (“Operating Agreements”) relating to the operation and maintenance of Plants Hatch, Wansley, Vogtle and Scherer, respectively. The Ownership Agreements and Operating Agreements relating to Plants Hatch and Wansley are two-party agreements between Oglethorpe and GPC. The Ownership Agreements and Operating Agreements relating to Plants Vogtle and Scherer are agreements among Oglethorpe, GPC, MEAG and Dalton. The parties to each Ownership Agreement and Operating Agreement are referred to as “participants” with respect to each such agreement.

               In 1985, in four transactions, Oglethorpe sold its entire 60% undivided ownership interest in Scherer Unit No. 2 to four separate owner trusts (the “Lessors”) established by four different institutional investors (the “Sale and Leaseback Transaction”). Oglethorpe retained all of its rights and obligations as a participant under the Ownership and Operating Agreements relating to Scherer Unit No. 2 for the term of the leases. Oglethorpe’s leases expire in 2013, with options to renew for a total of 8.5 years. Oglethorpe also has fair market value purchase options at specified dates, including 2013 and the end of lease renewal terms. These transactions are treated as capital leases by Oglethorpe for financial reporting purposes. (See Note 4 of Notes to Financial Statements.) (In the following discussion, references to participants “owning” a specified percentage of interests include Oglethorpe’s rights as a deemed owner with respect to its leased interests in Scherer Unit No. 2.)

               The Ownership Agreements appoint GPC as agent with sole authority and responsibility for, among other things, the planning, licensing, design, construction, renewal, addition, modification and disposal of Plants Hatch, Vogtle, Wansley and Scherer Units No. 1 and No. 2 and the Scherer Common Facilities. Each Operating Agreement gives GPC, as agent, sole authority and responsibility for the management, control, maintenance and operation of the plant to which it relates. Each Operating Agreement also provides for the use of power and energy from the plant and the sharing of the costs of the plant by the participants in accordance with their respective interests in the plant. In performing its responsibilities under the Ownership and Operating Agreements, GPC is required to comply with prudent utility practices. GPC’s liabilities with respect to its duties under the Ownership and Operating Agreements are limited by the terms thereof.

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

               In 1993, the co-owners of Plants Hatch and Vogtle entered into the Amended and Restated Nuclear Managing Board Agreement, which provides for a managing board to coordinate the implementation and administration of the Plant Hatch and Plant Vogtle Ownership and Operating Agreements, provides for increased rights for the co-owners regarding certain decisions and allows GPC to contract with a third party for the operation of the nuclear units. In March 1997, GPC designated SONOPCO as the operator of Plants Hatch and Vogtle, pursuant to the Nuclear Operating Agreement between GPC and SONOPCO, which the co-owners had previously approved. In connection with the amendments to the Plant Scherer Ownership and Operating Agreements, the co-owners of Plant Scherer entered into the Plant Scherer Managing Board Agreement which provides for a managing board to coordinate the implementation and administration of the Plant Scherer Ownership and Operating Agreements and provides for increased rights for the co-owners regarding certain decisions, but does not alter GPC’s role as agent with respect to Plant Scherer.

               The Operating Agreements provide that Oglethorpe is entitled to a percentage of the net capacity and net energy output of each plant or unit equal to its percentage undivided interest owned or leased in such plant or unit. GPC, as agent, schedules and dispatches Plants Hatch and Vogtle. Oglethorpe separately dispatches its ownership share of Scherer Units No. 1 and No. 2 and of Plant Wansley. (See “Fuel Supply” above.)

               For Plants Hatch and Vogtle, each participant is responsible for a percentage of Operating Costs (as defined in the Operating Agreements) and fuel costs of each plant or unit equal to the percentage of its undivided interest which is owned or leased in such plant or unit. For Scherer Units No. 1 and No. 2 and for Plant Wansley, each party is responsible for its fuel costs and for variable Operating Costs in proportion to the net energy output for its ownership interest, and is responsible for a percentage of fixed Operating Costs equal to the percentage of its undivided interest which is owned or leased in such plant or unit. GPC is required to furnish budgets for Operating Costs, fuel plans and scheduled maintenance plans. In the case of Scherer Units No. 1 and No. 2, the participants have limited rights to disapprove such budgets proposed by GPC and to substitute alternative budgets. The Ownership Agreements and Operating Agreements provide that, should a participant fail to make any payment when due, among other things, such nonpaying participant’s rights to output of capacity and energy would be suspended.

               The Operating Agreement for Plant Hatch will remain in effect with respect to Hatch Units No. 1 and No. 2 until 2009 and 2012, respectively. Oglethorpe has entered into an agreement with GPC, subject to RUS approval, to extend the Operating Agreement for so long as an NRC operating license exists for each unit. (See “Environmental and Other Regulation—Nuclear Regulation.”) The Operating Agreement for Plant Vogtle will remain in effect with respect to each unit at Plant Vogtle until 2018. The Operating Agreement for Plant Wansley will remain in effect with respect to Wansley Units No. 1 and No. 2 until 2016 and 2018, respectively. The Operating Agreement for Scherer Units No. 1 and No. 2 will remain in effect with respect to Scherer Units No. 1 and No. 2 until 2022 and 2024, respectively. Upon termination of each Operating Agreement, following any extension agreed to by the parties, GPC will retain such powers as are necessary in connection with the disposition of the property of the applicable plant, and the rights and obligations of the parties shall continue with respect to actions and expenses taken or incurred in connection with such disposition.

Rocky Mountain

               Oglethorpe owns a 74.61% undivided interest in Rocky Mountain and GPC owns the remaining 25.39% undivided interest.

               The Rocky Mountain Pumped Storage Hydroelectric Ownership Participation Agreement, by and between Oglethorpe and GPC (the “Rocky Mountain Ownership Agreement”) appoints Oglethorpe as agent with sole authority and responsibility for, among other things, the planning, licensing, design, construction, operation, maintenance and disposal of Rocky Mountain. The Rocky Mountain Pumped Storage Hydroelectric Project Operating Agreement (the “Rocky Mountain Operating Agreement”) gives Oglethorpe, as agent, sole authority and responsibility for the management, control, maintenance and operation of Rocky Mountain.

               In general, each co-owner is responsible for payment of its respective ownership share of all Operating Costs and Pumping Energy Costs (as defined in the Rocky Mountain Operating Agreement) as well as costs incurred as the result of any separate schedule or independent dispatch. A co-owner’s share of net available capacity and net energy is the same as its respective ownership interest under the Rocky Mountain Ownership Agreement. Oglethorpe and GPC have each elected to schedule separately their respective ownership interests. The Rocky Mountain Operating Agreement will terminate in 2035. The Rocky Mountain Ownership and Operating Agreements provide that, should a co-owner fail to make any payment when due, among other things, such non-paying co-owner’s rights to output of capacity and energy or to exercise any other right of a co-owner would be suspended until all amounts due, with interest, had been paid. The capacity and energy of a non-paying co-Owner may be purchased by a paying co-owner or sold to a third party.

               In late 1996 and early 1997, Oglethorpe completed lease transactions for its 74.61% undivided ownership interest in Rocky Mountain. The lease transactions are characterized as a sale and leaseback for income tax purposes, but not for financial reporting purposes. Under the terms of these transactions, Oglethorpe leased the facility to three institutional investors for the useful life of the facility, who in turn leased it back to Oglethorpe for a term of 30 years. Oglethorpe will continue to control and operate Rocky Mountain during the leaseback term. Oglethorpe intends to exercise its fixed price purchase option at the end of the leaseback period so as to retain all other rights of ownership with respect to the plant if it is advantageous for Oglethorpe to exercise such option. For more information about the structure of these lease transactions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Off-Balance Sheet Arrangements.”

               Doyle

               Oglethorpe has an agreement with Doyle I, LLC, a limited liability company owned by one of Oglethorpe’s Members, Walton EMC, to purchase the output of a gas-fired combustion turbine generating facility with a nominal contract rating of 325 MW over a 15-year term. Delivery commenced May 15, 2000.

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

               Oglethorpe has an option to purchase the facility at the end of the term of the agreement at a fixed price. This agreement is treated as a capital lease of the facility by Oglethorpe for financial reporting purposes. (See Note 4 of Notes to Financial Statements.)

ITEM 3. LEGAL PROCEEDINGS

               Oglethorpe is a party to various actions and proceedings incidental to its normal business. Liability in the event of final adverse determinations in any of these matters is either covered by insurance or, in the opinion of Oglethorpe’s management, after consultation with counsel, should not in the aggregate have a material adverse effect on the financial position or results of operations of Oglethorpe.

               For information about environmental matters that could have an effect on Oglethorpe, see Note 11 of Notes to Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
               Not Applicable.

ITEM 6. SELECTED FINANCIAL DATA

               The following table presents selected historical financial data of Oglethorpe. The financial data presented as of the end of and for each year in the five-year period ended December 31, 2003, have been derived from the audited financial statements of Oglethorpe. These data should be read in conjunction with the financial statements of Oglethorpe and the notes thereto included in Item 8 and “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” in Item 7.

	(dollars in thousands)
	2003	2002	2001	2000	1999

Operating revenues:
Sales to Members	$1,167,605	$1,127,519	$1,080,478	$1,146,064	$1,122,336
Sales to non-Members	35,948	35,802	58,811	53,333	53,896

Total operating revenues	1,203,553	1,163,321	1,139,289	1,199,397	1,176,232

Operating expenses:
Fuel	234,172	225,008	221,449	230,729	196,182
Production	253,865	232,312	218,480	220,221	215,517
Purchased power	359,447	357,491	414,382	377,805	401,719
Depreciation and amortization	141,301	140,058	133,731	143,703	130,883
Accretion	7,815	—	—	—	—
Income taxes	(459)	—	(63,485)	—	—

Total operating expenses	996,141	954,869	924,557	972,458	944,301

Operating margin	207,412	208,452	214,732	226,939	231,931
Other income, net	32,737	35,911	51,345	62,431	50,545
Net interest charges	(223,300)	(226,823)	(247,660)	(269,392)	(262,538)

Net margin	$16,849	$17,540	$18,417	$19,978	$19,938

Electric plant, net:
In service	$3,738,562	$3,162,019	$3,224,634	$3,339,364	$3,312,669
Construction work in progress	26,212	69,282	38,564	24,841	18,299

Total electric plant	$3,764,774	$3,231,301	$3,263,198	$3,364,205	$3,330,968

Total assets	$4,929,685	$4,556,940	$4,712,831	$4,681,194	$4,551,711

Capitalization:
Long-term debt	$3,315,128	$2,835,997	$2,929,316	$3,019,019	$3,103,590
Obligation under capital leases	342,232	358,676	373,837	387,756	275,224
Other obligations	77,684	72,698	68,032	63,665	59,579
Patronage capital and membership fees	444,418	427,569	410,029	393,752	371,634
Accumulated other comprehensive loss	(49,814)	(55,751)	(42,361)	(1,070)	(1,609)

Total capitalization	4,129,648	$3,639,189	$3,738,853	$3,863,122	$3,808,418

Property additions	$165,409	$100,145	$69,824	$70,738	$41,829

Energy supply (megawatt-hours):
Generated	18,956,147	18,969,282	19,157,910	19,802,501	18,295,514
Purchased	10,888,883	10,845,701	11,448,219	11,234,860	7,971,583

Available for sale	29,845,030	29,814,983	30,606,129	31,037,361	26,267,097

Member revenue per kWh sold	4.00 ¢	4.04 ¢	4.01 ¢	4.21 ¢	4.53 ¢

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Associated Risks

               This Annual Report on Form 10-K contains forward-looking statements, including statements regarding, among other items, (i) anticipated trends in the business of Oglethorpe Power Corporation (“Oglethorpe”), (ii) Oglethorpe’s and the future power supply requirements, resources and arrangements, (iii) Oglethorpe’s expected future capital expenditures and (iv) disclosures regarding market risk included in Item 7A. Some forward-looking statements can be identified by use of terms such as “may,” “will,” “expects,” “anticipates,” “believes,” “intends,” “projects,” “plans” or similar terms. These forward-looking statements are based largely on Oglethorpe’s current expectations and are subject to a number of risks and uncertainties, some of which are beyond Oglethorpe’s control. For some of the factors that could cause actual results to differ materially from those anticipated by these forward-looking statements, see “Accounting Policies—Critical Accounting Policies” below, “Oglethorpe Power Corporation—Competition” and “Environmental and Other Regulation.” In light of these risks and uncertainties, Oglethorpe can give no assurance that events anticipated by the forward-looking statements contained in this Annual Report will in fact transpire.

Executive Overview

               Oglethorpe is a not-for profit electric cooperative whose principal business is providing wholesale electric service to the Members 39 retail electric distribution cooperative members (the “Members”). Consequently, substantially all of Oglethorpe’s revenues and cash flow is derived from sales to the Members pursuant to long-term, take-or-pay wholesale power contracts. These contracts obligate the Members jointly and severally to pay all of Oglethorpe’s costs and expenses associated with owning and operating its power supply business. To that end, Oglethorpe’s existing rate structure provides for a pass-through of actual energy costs. Charges for fixed costs (including capacity, other non-energy charges, debt service obligations and the margin required to meet Oglethorpe's Margins for Interest Ratio rate covenant) are carefully managed throughout the year to ensure that sufficient capacity-related revenues are produced. This rate structure providesOglethorpe with the ability to manage its revenues to assure full recovery of its costs in rates and has resulted in a consistent record of meeting all of its financial requirements. The year 2003 was no exception as revenues were sufficient, but only sufficient, to recover all costs and to satisfy all debt service obligations and financial covenants, including Oglethorpe’s annual margin requirement.

               With the ever-increasing importance and scrutiny placed on liquidity, Oglethorpe took steps in 2003 to strengthen its liquidity position by further diversifying its sources of liquidity. While cash balances are a very important source of liquidity for Oglethorpe, cash is not always the least cost means of maintaining liquidity. Accordingly, Oglethorpe developed a more diversified, cost-effective approach to liquidity that contemplates maintaining appropriate levels of cash (including short-term investments), committed lines of credit and a commercial paper program. This resulted in $605 million of available liquidity at year-end.

               Oglethorpe completed a substantial construction program in 2003 with the commencement of commercial operation for the Chattahoochee combined cycle generating facility and the last two units of the six-unit combustion turbine Talbot generating facility. Long-term financing for the two facilities was obtained in May 2003 through loans guaranteed by the Rural Utilities Service (“RUS”) and funded by the Federal Financing Bank (“FFB”). The loan advances, totaling approximately $565 million at year-end, are fixed to maturity at an average interest rate of four percent.

               Simultaneously with the RUS loan closings, Oglethorpe also entered into agreements with the Members that clarified and, in some instances, redefined its relationship with the Members. Among other things, the agreements specify the types of future services that Oglethorpe may provide to its Members as well as the terms and conditions under which those services can be provided. In particular, the agreements address the circumstances under which Oglethorpe can directly obligate itself or otherwise utilize its credit to support a service when less than all of Oglethorpe’s Members benefit from that service. These limitations are significant to Oglethorpe’s Members because they are jointly and severally liable for Oglethorpe’s obligations even though they may not all benefit from a particular service.

               These member agreements make it explicit that the Members are directly responsible for the planning and procurement of their future power supply requirements. As a result of these member agreements, Oglethorpe will be limited in its ability to develop or obtain new power supply resources to assist the Members with their future, incremental power requirements. This is particularly relevant since the Members must plan and implement power supply options to replace a portion of the energy currently being provided by two significant power marketer agreements that will terminate over the next twelve months. While Oglethorpe resources (generating facilities and power purchase contracts) currently provide more than 90% of the Members’ requirements, when the LEM agreement terminates at the end of 2004 and the Morgan Stanley agreement terminates at the end of March 2005, Oglethorpe resources will only provide approximately 70% of the Members’ requirements.

               As a consequence of the new agreements with its members, Oglethorpe’s business focus has shifted away from power supply planning and procurement and is now firmly concentrated on managing its existing resources with a view to enhancing the value of those resources for their primary beneficiaries—Oglethorpe’s members. Oglethorpe has developed strategies oriented towards (i) protecting the value of its assets from a variety of potential risks, and (ii) enhancing the value of its assets by improving efficiency and effectiveness, reducing costs, and, in some cases, increasing the capacity and/or useful life of its physical assets.

               Responding to changing environmental requirements continues to be a challenge for Oglethorpe. Over the past couple of years, Oglethorpe has invested in excess of $100 million to maintain compliance with various environmental regulations. The most substantial of these expenditures included the installation of selective catalytic reduction control technologies at Plant Wansley and the conversion of Plant Scherer to permit it to burn Powder River Basin coal. Perhaps the most significant risk to Oglethorpe’s ability to maintain competitive power costs in the future is the possibility of additional capital expenditures and increased operational expenses for Plants Wansley and Scherer due to potentially more stringent environmental regulations. While estimates can vary dramatically, it is not unlikely that Oglethorpe may be required to make significant additional investments over the next 5 to 10 years to maintain environmental compliance.

               From an operational perspective, Oglethorpe will continue to be challenged to provide reliable, cost-effective fuel supply for its generating facilities. A balanced diversity of generating resources by fuel type—nuclear, coal and natural gas—help mitigate the risk associated with any one type of fuel. The geographic diversity of coal supply—eastern and Powder River Basin—as well as the diversity of suppliers help reduce risks associated with coal. Oglethorpe also continues to pursue options to assist with the management of natural gas, including firm transportation capacity and storage alternatives. Oglethorpe will maintain a high degree of focus on fuel strategies as the cost of fuel, higher orlower, translates directly into the cost of power to its members.

               Additionally, there are certain risks inherent in Oglethorpe's undivided ownership interests in its two nuclear facilities, Plants Hatch and Vogtle. One such risk is the storage of spent fuel. While the progress towards a national repository is disappointing, both facilities have on-site storage capabilities. It is forecasted that the on-site storage capabilities at Plant Hatch can be expanded to accommodate spent fuel through the expected life of the plant. Plant Vogtle is projected to have on-site storage capabilities well into the next decade. Another risk unique to nuclear facilities is the funding for the expected cost of decommissioning. Oglethorpe continues to maintain appropriate balances in its external trust fund based on recent specific site studies, NRC minimum funding requirements and assumptions regarding investment earnings. With respect to operations risk, both units of each facility continue an excellent record of operations with availability and capacity factors exceeding 90% in 2003.

               Despite the challenges and risks of operating a power supply corporation, Oglethorpe is well positioned, both financially and operationally, to continue to fulfill its obligations to the Members and third parties. Two of Oglethorpe’s strengths, its enterprise-wide risk management program and its system of internal controls, will continue to be enhanced in 2004 as Oglethorpe proceeds with its implementation of the provisions of the Sarbanes-Oxley Act. It is expected that Oglethorpe will spend most of 2004 fine-tuning its operations and processes to further improve efficiency and effectiveness, thereby increasing the value that Oglethorpe provides to the Members.

Summary of Cooperative Operations

Margins and Patronage Capital

               Oglethorpe operates on a not-for-profit basis and, accordingly, seeks only to generate revenues sufficient to recover its cost of service and to generate margins sufficient to establish reasonable reserves and meet certain financial coverage requirements. Revenues in excess of current period costs in any year are designated as net margin in Oglethorpe’s statements of revenues and expenses and patronage capital. Retained net margins are designated on Oglethorpe’s balance sheets as patronage capital, which is allocated to each of the Members on the basis of its electricity purchases from Oglethorpe. Since its formation in 1974, Oglethorpe has generated a positive net margin in each year and had a balance, excluding accumulated other comprehensive loss, of $444 million in patronage capital as of December 31, 2003. Oglethorpe’s equity ratio, calculated as patronage capital and membership fees divided by total capitalization, decreased from 11.7% at December 31, 2002 to 10.5% at December 31, 2003. The decrease in Oglethorpe’s equity ratio resulted from the increase in debt associated with the merger of Talbot EMC and Chattahoochee EMC into Oglethorpe.

               Patronage capital constitutes the principal equity of Oglethorpe. Any distributions of patronage capital are subject to the discretion of the Board of Directors. However, under the Indenture, dated as of March 1, 1997, from Oglethorpe to SunTrust Bank, as trustee (Mortgage Indenture), Oglethorpe is prohibited from making any distribution of patronage capital to the Members if, at the time of or after giving effect to the distribution, (i) an event of default exists under the Mortgage Indenture, (ii) Oglethorpe’s equity as of the end of the immediately preceding fiscal quarter is less than 20% of Oglethorpe’s total capitalization, or (iii) the aggregate amount expended for distributions on or after the date on which Oglethorpe’s equity first reaches 20% of Oglethorpe’s total capitalization exceeds 35% of Oglethorpe’s aggregate net margins earned after such date. This last restriction, however, will not apply if, after giving effect to such distribution, Oglethorpe’s equity as of the end of the immediately preceding fiscal quarter is not less than 30% of Oglethorpe’s total capitalization.

Rates and Regulation

               Pursuant to the Amended and Restated Wholesale Power Contracts (Wholesale Power Contracts) entered into between Oglethorpe and each of the Members, Oglethorpe is required to design capacity and energy rates that generate sufficient revenues to recover all costs, to establish and maintain reasonable margins and to meet its financial coverage requirements. Oglethorpe reviews its capacity rates at least annually to ensure that it meets its net margin goals.

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

               Under the Mortgage Indenture, Oglethorpe is required, subject to any necessary regulatory approval, to establish and collect rates that are reasonably expected, together with other revenues of Oglethorpe, to yield a Margins for Interest Ratio for each fiscal year equal to at least 1.10. The Margins for Interest Ratio is determined by dividing Margins for Interest by Interest Charges. Margins for Interest equal the sum of (i) Oglethorpe’s net margins (after certain defined adjustments), (ii) Interest Charges and (iii) any amount included in net margins for accruals for federal or state income taxes. The definition of Margins for Interest takes into account any item of net margin, loss, gain or expenditure of any affiliate or subsidiary of Oglethorpe only if Oglethorpe has received such net margins or gains as a dividend or other distribution from such affiliate or subsidiary or if Oglethorpe has made a payment with respect to such losses or expenditures.

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

               For 2003, 2002 and 2001, Oglethorpe achieved a Margins for Interest Ratio of 1.10.

               Under the Mortgage Indenture and related loan contract with the RUS, adjustments to Oglethorpe’s rates to reflect changes in Oglethorpe’s budgets are generally not subject to RUS approval. Changes to the rate schedule under the Wholesale Power Contracts are generally subject to RUS approval. Oglethorpe’s rates are not subject to the approval of any other federal or state agency or authority, including the Georgia Public Service Commission (the “GPSC”).

Accounting Policies

               Basis of Accounting

               Oglethorpe follows generally accepted accounting principles and the practices prescribed in the Uniform System of Accounts of the Federal Energy Regulatory Commission (“FERC”) as modified and adopted by the RUS.

               Critical Accounting Policies

               Oglethorpe has determined that the following accounting policies are important to understanding the presentation of Oglethorpe’s financial condition and results of operations and require assumptions about matters that were uncertain at the time of preparation of Oglethorpe’s financial statements. Oglethorpe’s management has discussed the development, selection and disclosure of these accounting policies and estimates with the Audit Committee of Oglethorpe’s Board of Directors.

               Regulatory Assets and Liabilities

               Oglethorpe is subject to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 71, “Accounting for the Effects of Certain Types of Regulation.” SFAS No. 71 permits Oglethorpe to record regulatory assets and regulatory liabilities to reflect future cost recovery or refunds that Oglethorpe has a right to pass through to the Members. At December 31, 2003, Oglethorpe’s regulatory assets and liabilities totaled $270 million and $161 million, respectively. See Note 1 of Notes to Financial Statements. In the event that competitive or other factors make it not probable that Oglethorpe will recover these costs from its Members as future revenues through rates under its Wholesale Power Contracts, Oglethorpe could no longer apply the provisions of SFAS No. 71, which would require Oglethorpe to eliminate all regulatory assets and liabilities that could not otherwise be recognized as assets and liabilities by businesses in general. In addition, Oglethorpe would be required to determine any impairment to other assets, including plants, and write-down those assets, if impaired, to their fair value.

               New Accounting Pronouncements

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

               In June 2003, the FASB cleared the guidance contained in Derivative Implementation Group (“DIG”) Issue C20, “Scope Exceptions: Interpretation of the Meaning of ‘Not Clearly and Closely Related’ in Paragraph 10(b) regarding Contracts with a Price Adjustment Feature.” DIG Issue C20, which applies only to guidance in paragraph 10(b) of SFAS No. 133, describes three circumstances in which an underlying price adjustment incorporated into a contract that otherwise satisfies the requirements for the normal purchases and normal sales exception would be considered to be “not clearly and closely related to the asset being sold or purchased.” DIG Issue C20 goes into effect for Oglethorpe on November 1, 2003. This statement has no impact on Oglethorpe’s financial statements.

               In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. This statement requires an issuer to classify as a liability a financial instrument classified as equity that embodies an unconditional obligation that the issuer must redeem the instrument by transferring assets at a specified or determinable date or upon an event certain to occur. A financial instrument that embodies a conditional obligation to redeem the instrument by transferring assets upon an event not certain to occur becomes mandatorily redeemable if that event occurs or the event becomes certain to occur. The return of Oglethorpe’s patronage capital is a conditional obligation because Oglethorpe’s Mortgage Indenture prohibits any return of patronage capital unless Oglethorpe reaches an equity to capitalization ratio significantly higher than its current ratio and because Oglethorpe’s Board of Directors has discretion even then whether to make any distributions of patronage capital. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for Oglethorpe beginning January 1, 2004. This pronouncement has no impact on Oglethorpe’s financial statements.

               In December 2003, the FASB issued Interpretation No. 46R, “Consolidation of Variable Interest Entities—an Interpretation of Accounting Research Bulletin (“ARB”) No. 51.” This interpretation clarifies the application of ARB No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Interpretation No. 46R is not currently effective for Oglethorpe until the end of fiscal year 2004. However, based on its current analysis, Oglethorpe believes that Interpretation No. 46 will have no impact on its financial statements.

               Proposed Accounting Pronouncements

The Accounting Standards Executive Committee has issued a proposed Statement of Position (“SOP”), “Accounting for Certain Costs and Activities Related to Property, Plant and Equipment.” The proposed SOP was issued in response to the diversity in accounting for expenditures related to property, plant and equipment (“PP&E”), including improvements, replacements, additions, repairs and maintenance. The proposed SOP addresses the accounting and disclosure issues related to determining which costs related to PP&E should be capitalized and which should be charged to expense as incurred. The proposed SOP also addresses capitalization of indirect costs and component accounting for PP&E. It is uncertain at this time when a final SOP will be issued. If the proposed SOP results in a material difference in the timing of cost recognition from that for ratemaking purposes, Oglethorpe may record an offsetting regulatory asset or liability by implementing the provisions of SFAS No. 71. Oglethorpe’s management is monitoring the developments of the proposed SOP and is assessing the impact this statement may have on its financial statements.

               Oglethorpe currently accounts for nuclear refueling outage costs on a normalized basis and defers and subsequently amortizes to expense the costs over an eighteen month operating cycle. This method is consistent with other companies owning nuclear generating facilities.

               Should the proposed SOP, “Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment” be adopted in its current form, Oglethorpe believes that it would be appropriate to classify outage costs as a regulatory asset under the provisions of SFAS No. 71, rather than a deferred asset. The amortization period for the regulatory asset would be eighteen months. Therefore, Oglethorpe does not believe that the proposed SOP would have any significant impact on the accounting for nuclear costs.

Results of Operations

               Power Marketer Arrangements

               Oglethorpe is utilizing power marketer arrangements to reduce the cost of power to the Members. Oglethorpe has a power marketer agreement with LG&E Energy Marketing Inc. (“LEM”), for approximately 50% of the load requirements of 37 of the Members and an additional power marketer agreement with Morgan Stanley Capital Group Inc. (“Morgan Stanley”), effective May 1, 1997, with respect to 50% of the 39 Members’ then forecasted load requirements. The LEM agreement is based on the actual requirements of the participating Members during the contract term, whereas the Morgan Stanley agreement represents a fixed supply obligation. Generally, these arrangements benefit the Members by limiting the risk of unit availability and by providing future power needs at a fixed price. Most of Oglethorpe’s generating facilities and power purchase arrangements are available for use by LEM and Morgan Stanley. Oglethorpe continues to be responsible for all of the costs of its system resources but receives revenue from LEM and Morgan Stanley for the use of the resources. After taking into account the Oglethorpe resources made available to LEM and Morgan Stanley for their use, Oglethorpe estimates that about 30%of its power supply capability in 2004 will be provided by these contracts.

               The LEM agreement will terminate as of December 31, 2004. The Morgan Stanley agreement ends on March 31, 2005, but the purchases of certain Members decline to zero prior to that date.

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

               Operating Revenues

               Sales to Members. Oglethorpe’s operating revenues fluctuate from period to period based on factors including weather and other seasonal factors, load growth in the service territories of Oglethorpe’s 39 Members, operating costs, availability of electric generation resources, Oglethorpe’s decisions of whether to dispatch its owned or purchased resources or Member-owned resources over which it has dispatch rights and by Members’ decisions of whether to purchase a portion of their hourly energy requirements from Oglethorpe resources or from other suppliers.

               Total revenues from sales to Members increased by 3.6% for 2003 compared to 2002 and increased by 4.4% for 2002 compared to 2001. The components of Member revenues were as follows:

	(dollars in thousands)
	2003	2002	2001

Capacity revenues	$609,826	$592,621	$537,392
Energy revenues	557,779	534,898	543,086

Total	$1,167,605	$1,127,519	$1,080,478

               Capacity revenues from Members increased 2.9% in 2003 compared to 2002 and increased by 10.3% from 2001 to 2002. The increase in capacity revenues in 2003 was primarily due to an increase in revenue requirement beginning in May 2003 associated with fixed cost recovery for the Chattahoochee and Talbot generating facilities acquired by Oglethorpe in May 2003. See Note 14 of Notes to Financial Statements for further discussion regarding the merger of Chattahoochee EMC and Talbot EMC into Oglethorpe. These increased fixed costs were offset somewhat by lower purchased power capacity costs. (See “Operating Expenses” below.) The increase in capacity revenues in 2002 was primarily a result of a one-time credit to income tax expense in 2001. (See “Operating Expenses” below.)

               Energy revenues from Members increased by 4.3% from 2002 to 2003 and decreased by 1.5% from 2001 to 2002. The increase in Member energy revenues in 2003 was primarily due to recovery of increases in fuel costs related to the recently acquired Chattahoochee and Talbot generating facilities. (See “Operating Expenses” below.) The decrease in Member energy revenues in 2002 was primarily due to higher purchased power costs in 2001 related to a one-time accrual for estimated damages payable to LEM resulting from the arbitration ruling.

               The following table summarizes the amounts of kWh sold to Members and total revenues per kWh during each of the past three years:

	Kilowatt-hours	Cents per Kilowatt-hour

2003	29,193,998	4.00
2002	27,924,856	4.04
2001	26,950,149	4.01

               In 2003 and 2002 kWh sales to Members increased 4.5% and 3.6%, respectively. The average revenue per kWh from sales to Members decreased 0.9% for 2003 compared to 2002 and increased 0.7% for 2002 compared to 2001.

               The energy portion of Member revenues per kWh was approximately the same in 2003 as 2002 and decreased 4.9% in 2002 compared to 2001. Oglethorpe passes through actual energy costs to the Members such that energy revenues equal energy costs. The decrease in 2002 of energy revenues per kWh was primarily due to the pass-through of lower purchased power costs. (See “Operating Expenses” below.)

               Sales to Non-Members. The following table summarizes non-Member revenues for the past three years:

	(dollars in thousands)
	2003	2002	2001

Sales to power companies	$34,612	$34,522	$55,057
Sales to LEM and Morgan Stanley	1,336	1,280	3,754

Total	$35,948	$35,802	$58,811

               Sales to power companies represent sales made directly by Oglethorpe. Oglethorpe sells for its own account any energy available from the portion of its resources dedicated to Morgan Stanley that is not scheduled by Morgan Stanley pursuant to its power marketer arrangements. Fewer of the Members participated in the capacity and energy pool in 2002 than in 2001, resulting in less energy being sold by Oglethorpe directly to non-Members.

               Sales to LEM and Morgan Stanley represent the net energy transmitted on behalf of LEM and Morgan Stanley off-system on an hourly basis from Oglethorpe’s total resources under the LEM and Morgan Stanley power marketer arrangements. Oglethorpe sold this energy to LEM at Oglethorpe’s cost, subject to certain limitations, and to Morgan Stanley at a contractually fixed price. The volume of sales to power marketers depends primarily on the power marketers’ decisions for servicing their load requirements.

               Operating Expenses

               Oglethorpe’s operating expenses increased 4.3% in 2003 compared to 2002 and increased 3.3% in 2002 compared to 2001. Operating expenses were higher in 2003 compared to 2002 primarily as a result of increase to fuel and production expenses. The increased operating expenses in 2002 resulted primarily from higher production expenses and depreciation and amortization costs offset somewhat by lower purchased power costs. In addition, operating expenses in 2001 included a credit to income tax expense.

               Production expenses increased 9.2% in 2003 compared to 2002 and increased 6.3% in 2002 compared to 2001. The increase in production expenses for 2003 as compared to 2002 resulted primarily from higher operations and maintenance (“O&M”) costs. The higher O&M costs resulted from (1) O&M costs incurred at the Chattahoochee and Talbot generating facilities acquired in May 2003; therefore, there was no corresponding O&M costs for these facilities in 2002, (2) costs incurred during a scheduled outage at Plant Doyle (there was no corresponding outage in 2002) and (3) increased property taxes primarily at Plant Scherer. See Note 12 of Notes to Financial Statements for further discussion regarding ad valorem tax matters. The higher production expenses for 2002 as compared to 2001 resulted primarily from higher O&M costs. The higher O&M costs resulted from (1) a forced outage and diesel generator repairs at Plant Hatch, (2) increased security costs at Plants Vogtle and Hatch related to the events of September 11, 2001, (3) one-time costs incurred due to the Southern Nuclear Operating Company engineering reorganization efforts and (4) forced outages at Plants Scherer and Wansley.

               Total fuel costs increased 4.1% in 2003 compared to 2002 primarily as a result of fuel costs incurred at the Chattahoochee and Talbot generating facilities. Purchased power costs increased 0.5% in 2003 compared to 2002 and decreased 13.7% in 2002 compared to 2001 as follows:

	(dollars in thousands)
	2003	2002	2001

Capacity costs	$62,280	$74,232	$88,463
Energy costs	297,167	283,259	325,919

Total	$359,447	$357,491	$414,382

               The decrease in purchased power capacity costs for the period 2001 through 2003 resulted primarily from the expiration of contracts for various power purchase agreements.

               Purchased power energy costs increased 4.9% in 2003 compared to 2002 and decreased 13.1% in 2002 compared to 2001. The average cost of purchased power energy per kWh increased 4.5% in 2003 compared to 2002 and decreased 8.3% in 2002 compared to 2001. The increase in average purchased power energy costs was attributable to higher prices in the wholesale electricity markets. The decrease in average purchased power energy costs in 2002 was primarily due to a one-time accrual in 2001 for estimated amounts payable to LEM resulting from settlement of an arbitration proceeding regarding the LEM power marketing arrangement. The volumes of purchased power increased 0.4% in 2003 compared to 2002 and decreased 5.3% in 2002 compared to 2001.

               Purchased power expenses for the years 2001 through 2003 include the cost of capacity and energy purchases under various long-term power purchase agreements. These long-term agreements have, in some cases, take-or-pay minimum energy requirements. For 2001 through 2003, Oglethorpe utilized its energy from these power purchase agreements in excess of the take-or-pay requirements. Oglethorpe’s capacity and energy expenses under these agreements amounted to approximately $79 million in 2003, $101 million in 2002 and $130 million in 2001. For a discussion of the power purchase agreements, see Note 9 of Notes to Financial Statements.

               Depreciation and amortization increased 4.7% in 2002 compared to 2001 primarily due to $9.2 million in accelerated depreciation to write down Plant Tallassee’s net book value and for estimated costs associated with early retirement. In November 2003, Oglethorpe completed the sale of Plant Tallassee. The purchaser assumed responsibility for any asset retirement obligations associated with Plant Tallassee, thus Oglethorpe reversed the reserve previously recognized and recorded a credit to expense of approximately $2.8 million in 2003.

               Accretion expense, which Oglethorpe began recording in 2003, represents the change in the asset retirement obligations due to the passage of time. For nuclear decommissioning, Oglethorpe records a regulatory asset for the timing difference in accretion expense recognized under SFAS No. 143 compared to the expense recovered for ratemaking purposes. For a discussion regarding adoption of SFAS No. 143, see Note 1 of Notes to Financial Statements.

               The credit to income tax expense in 2001 resulted from a change in Oglethorpe’s Bylaws, effective January 1, 2002, to allocate as patronage its patronage-sourced income as computed for Federal income tax purposes rather than its book net margin, which historically had been allocated as patronage. In addition, recent legal developments have clarified the scope of what constitutes patronage-sourced income. Based on these legal developments, Oglethorpe, after consultation with its tax advisors, believes that the sale of power to non-members constitutes patronage-sourced income. Consequently, Oglethorpe anticipates that all temporary differences, including those relating to non-member power sales, that reverse in the future will give rise to patronage-sourced income that will be offset by a patronage dividends deduction. Accordingly, as of December 31, 2001, Oglethorpe reversed $63,485,000 of net deferred tax liabilities and recognized an income tax credit in the same amount. (See Note 3 of Notes to Financial Statements.)

               Although Oglethorpe believes that its treatment of non-member sales as patronage-sourced income is appropriate, this treatment has not been examined by the Internal Revenue Service. If this treatment were not sustained, Oglethorpe believes that the amount of taxes on such non-member sales, after allocating related expenses against the revenues from such sales, would not have a material adverse effect on its financial condition or results of operation. See “Results of Operations—Operating Revenues—Sales to Non-Members” below.)

               Other Income (Expense)

               Investment income was approximately the same amount in 2003 as 2002 and decreased 25.9% in 2002 compared to 2001. The decrease in 2002 was partly due to lower cash and temporary cash investments balances and partly due to lower interest earnings on these investments. Amortization of net benefit of sale of income tax benefits decreased $6 million in 2002 compared to 2001 due to the amortization of the safe harbor lease ending in March 2002. (See Note 1 of Notes to Financial Statements.)

               Interest Charges

               Interest on long-term debt and capital leases was approximately the same amount in 2003 as 2002 and decreased 6.9% in 2002 compared to 2001 primarily as a result of cost savings from lower variable interest rates on long-term debt. Other interest expense decreased 49.7% or $5.3 million in 2003 compared to 2002. The lower other interest expense in 2003 was primarily attributable to commercial paper issued to finance a portion of the Talbot EMC and Chattahoochee EMC construction projects being refinanced with long-term FFB loans and the related interest costs are now reflected in interest on long-term debt and capital leases.Amortization of debt discount and expense decreased 26.5% in 2002 compared to 2001 primarily due to accelerated amortization of $7 million and $24 million in premiums paid to the FFB for refinancing $89 million and $424 million of mortgage notes payable in 1999 and 1998, respectively. Such amortization ended in the third and fourth quarters of 2001, respectively.

               Net Margin

               Oglethorpe’s net margin for 2003, 2002 and 2001 was $16.8 million, $17.5 million and $18.4 million, respectively. Oglethorpe’s margin requirement is based on a ratio applied to interest charges. In addition, Oglethorpe’s margins include certain items that are excluded from the Margins for Interest Ratio, such as non-cash capital credits allocation from Georgia Transmission Corporation (“GTC”). For 2003, Oglethorpe’s non-cash capital credits allocation from GTC was $733,000 lower than the allocation received in 2002. For 2002 compared to 2001, the reduction in interest charges reduced Oglethorpe’s margin requirement. (See “Summary of Cooperative Operations—Rates and Regulations” above.)

Financial Condition

               General

               The principal changes in Oglethorpe’s financial condition from December 31, 2002 to December 31, 2003 include the following:

•	an increase in electric plant-in-service;

•	an increase in long-term debt;

•	a decrease in the amount of commercial paper outstanding;

•	property additions;

•	a decrease in unrestricted cash and temporary cash investments; and

•	an increase in patronage capital.

               The increase in electric plant-in-service and long-term debt and the decrease in commercial paper all relate to the acquisition in May 2003 of Chattahoochee EMC and Talbot EMC and the associated financing for this transaction. Electric plant-in-service increased by $571 million, long-term debt increased by $565 million, and outstanding commercial paper decreased by $298 million. (See “Capital Requirements—Financing for Acquisition of Talbot EMC and Chattahoochee EMC” below.)

               Property additions totaled $165 million and approximately $124 million of this amount was financed with funds from operations. The expenditures were primarily for compliance with environmental regulations ($52 million), purchases of nuclear fuel ($48 million), and additions and replacements to existing generation facilities ($40 million).

               Oglethorpe’s cash and temporary cash investments totaled $227 million at December 31, 2003. Included in this amount was $133 million in restricted funds in connection with an issuance of PCBs in December 2003. (See “Refinancing Transactions” below.) Unrestricted cash balances decreased by $28 million from December 31, 2002 to December 31, 2003.

               In addition to the $227 million in cash and temporary cash investments, Oglethorpe had, at December 31, 2003, $96 million in other short-term investments which represents a portion of its general funds invested with an external fund manager. The funds are invested primarily in high-quality short-term notes and bonds with an average maturity of approximately two years.

               Oglethorpe achieved a net margin of $17 million in 2003, which increased patronage capital (equity) by a like amount for total patronage capital of $444 million at December 31, 2003.

               Capital Requirements

               Capital Expenditures. As part of its ongoing capital planning, Oglethorpe forecasts expenditures required for generating facilities and other capital projects. The table below details these expenditure forecasts for 2004 through 2006. Actual expenditures may vary from the estimates listed below because of factors such as changes in business conditions, fluctuating rates of load growth, design changes and rework required by regulatory bodies, delays in obtaining necessary regulatory approvals, construction delays, cost of capital, equipment, material and labor, and changing environmental requirements.

Capital Expenditures(1)
(dollars in thousands)

Year	Existing Generation(2)	Environmental Compliance	Nuclear Fuel	General Plant	Total

2004	$27,300	$3,700	$31,700	$3,600	$66,300
2005	19,500	1,000	33,200	5,500	59,200
2006	18,500	18,000	46,600	5,600	88,700

Total	$65,300	$22,700	$111,500	$14,700	$214,200

(1)	Excludes allowance for funds used during construction.

(2)	Consists of replacements and additions to facilities in-service.

Oglethorpe may be subject to future environmental regulations, including future implementation of existing laws and regulations. Beyond 2006, compliance with these future regulations could require capital expenditures exceeding $100 million, perhaps significantly so. Expenditures for environmental compliance will depend on, among others, the following factors:

•	Which of several competing legislative and regulatory programs are implemented;

•	Timing of implementation of regulations imposing restrictions;

•	Control technologies available at the time restrictions become applicable;

•	Costs of applying available control technologies at specific plants;

•	The remaining useful life of a plant at the time an expenditure is made;

•	Efficiencies of controlling plants within a specific area;

•	Levels of emissions allowances permitted under proposed regulations or rules; and

•	Development and liquidity of markets for emissions allowances.

               Depending on how Oglethorpe and the other co-owners of Plants Scherer and Wansley choose to comply with these regulations, once finalized, both capital expenditures and operating expenditures may be impacted. For example, if it is an option, purchasing emissions allowances annually would result in greater amounts in Oglethorpe’s future operating expenses but would decrease the estimated amount of future capital expenditures. In any event, Oglethorpe expects to be able to recover from its Members all capital and operating expenditures made in complying with future environmental regulations.

               The most significant possible future regulations applicable to Oglethorpe are pursuant to the Clean Air Act. The recently finalized regulations, proposed regulations and other actions that appear to be the most significant are described below.

               The U.S. Environmental Protection Agency (“EPA”) is in the process of implementing more stringent National Ambient Air Quality Standards (NAAQS) for both ozone and particulate matter. In connection with these NAAQS, EPA proposes to designate areas as attainment or nonattainment with these standards in 2004. Once such areas are designated as nonattainment for either ozone or particulate matter, further reductions in nitrogen oxides, sulfur dioxide, or both from either or both of Plant Wansley and Plant Scherer may be required.

               In 1998, EPA issued a regulation calling for regional reductions in nitrogen oxides emissions from 22 states, including Georgia, which imposes a fixed cap on nitrogen oxides emissions from such states. The Georgia Environmental Protection Division has indicated that if Georgia must adhere to the regulation, it will require large fossil fuel-fired units, including those at Plant Wansley and Plant Scherer, to participate in achieving the required reductions. A pending challenge to EPA rules implementing these regulations could delay the currently proposed 2005 implementation date in Georgia. The co-owners of Scherer Units No. 1 and No. 2 have converted these units from bituminous coal to sub-bituminous coal, which substantially reduced the nitrogen oxides emissions from these units. Oglethorpe cannot determine at this time whether these regulations will require further controls to reduce nitrogen oxides emissions at either or both of Plant Wansley and Plant Scherer.

               In January of 2004, EPA proposed an interstate transport regulation that likely would require year round reductions in emissions of sulfur dioxide and nitrogen oxides from power plants, in two phases. The first phase would be in 2010, followed by a second phase in 2015. The rule could affect Georgia’s plans for attaining the NAAQS for ozone and particulate matter discussed above. Depending upon the outcome of this rulemaking, significant capital expenditures might be incurred at Plant Scherer, Plant Wansley or both.

               In 1999, EPA promulgated a new regional haze rule, which would have affected certain sources that emit nitrogen oxides or sulfur dioxide and that may contribute to the degradation of visibility in mandatory federal Class I areas, including some utility units. As a result of challenges to this rule, however, the Court of Appeals has vacated part of the rule, remanding it back to EPA for further consideration. Further rulemaking in response to this decision could result in the installation of controls at either or both of Plant Wansley and Plant Scherer.

               EPA is considering other rulemaking with respect to sulfur dioxide and nitrogen oxides emissions as well.

               Several studies required by the Clean Air Act examined the health effects of power plant emissions of certain hazardous air pollutants. In late 2000, EPA concluded that mercury emissions from coal and oil-fired electric utility steam generating units should be regulated. In January of 2004, EPA proposed a regulation that would control emissions of mercury from such units in one of two ways – either by (1) requiring utilities to install “maximum achievable control technologies” by 2007; or (2) creating a market-based cap and trade program that would reduce emission of mercury in two phases, with the first phase coming in 2010 and the second in 2018. Depending on the outcome of such rulemaking, significant capital expenditures might be incurred at either or both of Plant Wansley and Plant Scherer.

               Financing for Acquisition of Talbot EMC and Chattahoochee EMC. In May 2003, Oglethorpe completed a transaction by which Talbot EMC and Chattahoochee EMC were merged with and into Oglethorpe. (See Note 5 and Note 14 of Notes to Financial Statements.) Pursuant to the merger, Oglethorpe succeeded to all of the assets and liabilities of Talbot EMC and Chattahoochee EMC. The assets consist of a 618 MW combustion turbine facility referred to as the Talbot Energy Facility and a 468 MW combined cycle facility referred to as the Chattahoochee Energy Facility. Oglethorpe is financing these generating facilities through two loans from the FFB, guaranteed by the RUS. At December 31, 2003, $565 million had been drawn under these loans, and Oglethorpe expects to receive its final loan advance of approximately $13 million in late 2004. Oglethorpe provided interim financing for these generating facilities through its commercial paper program. However, by December 31, 2003, sufficient funds had been drawn under the FFB loans to retire all outstanding commercial paper issued for this purpose.

               The acquisition of these generating facilities increased Oglethorpe’s electric plant-in-service and long-term debt by $571 million and $565 million, respectively. The new FFB debt for these facilities is secured under Oglethorpe’s Mortgage Indenture. Since Oglethorpe’s margin requirement is based on a ratio applied to interest charges incurred for debt secured under the Mortgage Indenture, the increase in debt will result in an increase in the margin requirement of approximately $2.5 million in 2004 and will decrease thereafter as principal is repaid. The increase in assets and debt resulted in a one percent decrease in Oglethorpe’s equity to capitalization ratio and equity to asset ratio.

               Contractual Obligations. The table below reflects, as of December 31, 2003, Oglethorpe’s contractual obligations for the periods indicated.

Contractual Obligations (dollars in thousands)
As of 12/31/03	2004	2005- 2008	2009 and beyond	Total

Long-Term Debt	$114,152	$645,956	$2,669,172	$3,429,280
Capital Leases (1)	44,310	177,236	375,054	596,600
Operating Leases	4,868	19,969	80,049	104,886
Unconditional Power Purchases	47,641	139,199	332,202	519,042
Rocky Mtn. Lease Transactions (2)	77,684	NA	NA	77,684
Chattahoochee O&M Agmts.	20,000	80,000	140,000	240,000

Total	$308,655	$1,062,360	$3,596,477	$4,967,492

1)	Amounts represent rent payment obligations and not debt underlying the leases.

2)	Oglethorpe’s balance sheet contains an identical asset representing a funding agreement entered into with a triple-A rated entity to fund this obligation. For additional information, see “Off-Balance Sheet Arrangements.”

               Off-Balance Sheet Arrangements

               Oglethorpe is liable for certain contractual obligations under which other parties are liable, and Oglethorpe would be expected to pay only if the other parties fail to satisfy such obligations. These obligations are not shown on Oglethorpe’s balance sheet and are described below.

               GTC Portion of PCBs and Interest Rate Swaps. In connection with a corporate restructuring in 1997 in which Oglethorpe sold its transmission related assets to GTC (which represented 16.86% of Oglethorpe’s assets), GTCassumed 16.86% of the then outstanding indebtedness associated with PCBs. If GTC fails to satisfy its obligations under this debt, Oglethorpe would then remain liable for any unsatisfied amounts. In that event, Oglethorpe would be entitled to reimbursement from GTC for any amounts paid by Oglethorpe. At December 31, 2003, the total obligation assumed by GTC relating to outstanding PCB principal was $122 million. As a result of a January 2004 refinancing transaction under which a portion of the PCB debt assumed by GTC was redeemed, GTC’s assumed obligation was reduced to $99 million. (See Note 5 of Notes to Financial Statements.) In 2004, GTC’s payments of principal and interest pursuant to this assumed obligation will be less than $6 million.

               Oglethorpe also remains secondarily liable for a 16.86% portion of Oglethorpe’s interest rate swaps that were assumed by GTC in connection with the corporate restructuring. GTC’s portion of the estimated maximum aggregate liability for termination payments under the swaps had such payments been due on December 31, 2003 would have been slightly less than $10 million.

                Rocky Mountain Lease Arrangements. In December 1996 and January 1997, Oglethorpe entered into a total of six lease transactions relating to its 74.61% undivided interest in Rocky Mountain pumped storage hydroelectric project (“Rocky Mountain”). In each transaction, Oglethorpe leased a portion of its undivided interest in Rocky Mountain to an owner trust for the benefit of an investor for a term equal to 120% of the estimated useful life of Rocky Mountain, in exchange for one-time rental payments aggregating $794 million made at the time the leases were entered into. Each owner trust financed a portion of its payment to Oglethorpe through a loan from a bank. Immediately following the leases to the owner trusts, the owner trusts leased their undivided interests in Rocky Mountain to an Oglethorpe subsidiary, Rocky Mountain Leasing Corporation (“RMLC”), for a term of 30 years under separate leases (the “Facility Leases”). RMLC then subleased the undivided interests back to Oglethorpe for an identical term also under separate leases (the “Facility Subleases”).

               Oglethorpe used a portion of the one-time rental payments paid to it by the owner trusts to acquire the capital stock of RMLC and to make a $698 million capital contribution to RMLC. RMLC in turn used the capital contribution to enter into payment undertaking agreements and funding agreements that provide for third parties (whose claims paying abilities or senior debt obligations are rated “AAA” by S&P and “Aaa” by Moody’s) to pay all of:

•	RMLC’s periodic basic rent payments under the Facility Leases; and

•	the fixed purchase price of the undivided interests in Rocky Mountain at the end of the terms of the Facility Leases if Oglethorpe causes RMLC to exercise its option to purchase these interests at that time.

               As a result of these lease transactions, after making the capital contribution to RMLC, Oglethorpe had $92 million remaining of the amount paid by the owner trusts which it used to prepay FFB indebtedness while retaining possession of, and entitlement to, its portion of the output of Rocky Mountain.

               The Facility Subleases require Oglethorpe to make semi-annual rental payments to RMLC. In turn, RMLC is required to make equal rental payments to the owner trusts under the Facility Leases. In 2002, the amount of the rental payments under the Facility Subleases and Facility Leases each totaled $49 million. The payment undertaking agreements require the other party (the “payment undertaker”) to pay the rent payments directly to the lender of the owner trust in satisfaction of RMLC’s rent payment obligation under the Facility Lease and the applicable owner trust’s repayment obligation under the loan to it. Because RMLC funds these rent payments through the payment undertaking agreements, RMLC returns to Oglethorpe amounts received by it pursuant to the Facility Subleases. RMLC remains liable for all rental payments under the Facility Leases if the payment undertaker fails to make such payments, although the owner trusts have agreed to use due diligence to pursue the payment undertaker before pursuing payment from RMLC or Oglethorpe.

               As a wholly owned subsidiary of Oglethorpe, the financial condition and results of operations of RMLC are fully consolidated into Oglethorpe’s financial statements. The financial statements of RMLC and Oglethorpe do not reflect the payment undertaking agreements, the payments made by the payment undertaker or the payment of rent under the Facility Subleases or Facility Leases. At December 31, 2002, if RMLC’s rent payment obligations under the Facility Leases and RMLC’s interests in the related payment undertaking agreements were reflected on the financial statements of RMLC and Oglethorpe, both amounts would equal $705 million.

               At the end of the term of each Facility Lease, Oglethorpe has the option to cause RMLC to purchase any owner trust’s undivided interests in Rocky Mountain at fixed purchase option prices that aggregate $1.088 billion for all six Facility Leases. The payment undertaking agreements and funding agreements would fund $716 million and $372 million of this amount, respectively, and these amounts would be paid to the owner trusts over five installments in 2027. If Oglethorpe does not elect to cause RMLC to purchase any owner trust’s undivided interest in Rocky Mountain, GPC has an option to purchase that undivided interest.

               If Oglethorpe returns through RMLC any undivided interest in Rocky Mountain to an owner trust, that owner trust has several options it can elect. Each of these options is structured to assure that the owner trust’s net economic benefit will be no less than if RMLC had purchased that undivided interest in Rocky Mountain under the purchase option set forth in the applicable Facility Lease. The options available to the owner trust include:

•	causing RMLC and Oglethorpe to renew the related Facility Lease and Facility Sublease for up to an additional 16 years and provide collateral satisfactory to the owner trusts,

•	leasing its undivided interest to a third party under a replacement lease, or

•	retaining the undivided interest for its own benefit.

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

               In addition, Oglethorpe’s operations have consistently provided a sizable contribution to its funding of capital requirements, such that internally generated funds have provided interim funding or long-term capital for nuclear fuel reloads, general plant facilities, replacements and additions to existing facilities, expenditures for environmental compliance, and retirement of long-term debt. Oglethorpe anticipates that it will continue to meet these types of capital requirements through 2006 primarily with funds generated from operations and, if necessary, with short-term borrowings. However, in the future Oglethorpe may also pursue long-term financing for these types of capital expenditures. (See “Other Planned Financings” below.)

               To meet short-term cash needs and liquidity requirements, Oglethorpe had, as of December 31, 2003, (i) approximately $227 million in cash and temporary cash investments, (ii) $96 million in other short-term investments, (iii) $20 million available under a letter of credit with the National Rural Utilities Cooperative Finance Corporation (“CFC”), and (iv) up to $395 million available under the following committed line of credit (“LOC”) facilities:

	Committed Short-Term Credit Facilities
	(dollars in millions)
	Authorized Amount	Available Amount	Expiration Date

Commercial paper LOC	$295	$295	Sept. 2004
CoBank LOC	50	50	Nov. 2004
CFC LOC	50	50	Aug. 2004

               Oglethorpe has a commercial paper program under which it is authorized to issue commercial paper in amounts that do not exceed the amount of its committed backup line of credit, thereby providing 100% dedicated support for any paper outstanding. Oglethorpe periodically assesses its needs to determine the appropriate amount of commercial paper backup to maintain and currently has in place a $295 million committed backup facility provided by a group of eight banks that was syndicated by Bank of America. Along with the CoBank and CFC lines of credit, the facility supporting the commercial paper may also be used for general working capital needs. However, any amounts drawn under the commercial paper facility for working capital and general purposes will reduce the amount of commercial paper that Oglethorpe is authorized to issue.

               Liquidity Covenants. Oglethorpe currently has three financial agreements in place which contain liquidity covenants. These agreements include two interest rate swaps relating to PCB transactions and the Rocky Mountain lease transactions. The amount of liquidity required under these agreements was $74 million as of December 31, 2003, and Oglethorpe had sufficient liquidity to satisfy these requirements.

               Credit Rating Risk

               Oglethorpe has financial agreements and commercial contracts containing provisions which, upon a credit rating downgrade below specified levels, may require the posting of collateral (in the form of either letters of credit, surety bonds or cash) or termination of the agreement. The table below sets forth Oglethorpe’s current ratings and the more significant ratings triggers contained in Oglethorpe’s agreements and contracts.

	S&P	Moody’s	Fitch

Oglethorpe Ratings Senior Secured Senior Unsecured Short-term	A NRA (1) A-1	A3 Baa1 (2) P-2	A NRA(1) F-1
Rating Triggers
Interest Rate Swaps Senior Secured	BBB-	Baa3	NA (3)
Rocky Mountain Lease Senior Secured Senior Unsecured	BBB BBB-	Baa2 Baa3	BBB BBB-
Morgan Stanley Power Marketing Agreement Senior Secured	BBB+	Baa1	BBB+

1)	NRA = no rating assigned
2)	Moody’s also assigns Oglethorpe an “Issuer Rating” of Baa1
3)	NA = rating not included as a trigger in agreement

               Under the interest rate swap arrangements, if Oglethorpe’s rating from Standard & Poor’s or Moody’s falls below the levels shown in the table above, the swap counterparty has the option of 1) making swap payments based on an index rather than the actual variable rate on the bonds, or 2) causing an early termination of the swaps. In the event of a termination, either party could owe the other party a termination payment depending on the market value of the swap position. Oglethorpe estimates that as of December 31, 2003, a termination of the swap would require Oglethorpe to make a termination payment of approximately $50 million. Except in situations where Oglethorpe voluntarily elects to terminate the interest rate swaps early, Oglethorpe has the right to pay a termination payment due to the swap counterparty over a term of up to five years.

               Provisions in the Rocky Mountain lease transactions could require Oglethorpe to put up additional surety bonds or letters of credit in the amount of $50 million if Oglethorpe fails to maintain at least two of the three ratings shown in the table above for each of the senior secured and the senior unsecured debt (if any and if rated) or if it fails to maintain $50 million in liquidity.

               Under the Morgan Stanley power marketing arrangements, which expire March 31, 2005, Oglethorpe could be required to provide credit assurance up to $30 million if Oglethorpe fails to maintain at least two of the three ratings shown in the table above.

               Provisions in the RUS Loan Contract and certain PCB loan agreements contain covenants based on credit ratings that could result in increased interest rates or restrictions on issuing debt but would not result in acceleration of any debt.

               Given its current level of ratings, Oglethorpe’s management does not believe that the rating triggers contained in any of its agreements and contracts will have a material adverse effect on its results of operations or financial condition. However, Oglethorpe’s ratings reflect the views of the rating agencies and not of Oglethorpe, and therefore Oglethorpe cannot give any assurance that its ratings will be maintained at current levels for any period of time.

Refinancing Transactions

               Oglethorpe has a program under which it is refinancing, on a continued tax-exempt basis, the annual principal maturities of serial bonds and the annual sinking fund payments of term bonds originally issued on behalf of Oglethorpe by various county development authorities. The refinancing of these PCB principal maturities allows Oglethorpe to preserve a low-cost source of financing. To date, Oglethorpe has refinanced approximately $198 million under this program, including $34 million of PCB principal that matured on January 1, 2004. Oglethorpe plans to continue this refinancing program through at least 2007, covering an additional $49 million in PCB principal maturities.

               Along with the $34 million of PCB principal that was refinanced as discussed above, Oglethorpe refinanced an additional $105 million in PCBs that reached their first call date on January 1, 2004. In conjunction with this combined transaction, $133 million in refunding PCBs were issued in December 2003.

               Under an indemnity agreement executed in connection with GTC’s assumption of PCB indebtedness in the 1997 corporate restructuring, GTC is entitled to participate in any refinancing of this PCB debt by Oglethorpe by agreeing to assume a portion of the refinancing debt. However, to-date GTC has agreed not to participate in Oglethorpe’s refinancing of the PCB principal maturities. Pursuant to this agreement, Oglethorpe provided a discount of $7 million and received cash of $16.3 million on the $23.3 million due from GTC in connection with the $133 million refinancing discussed above. GTC is currently evaluating its options with respect to the planned refinancings of PCB principal maturities through 2007.

               In September 2003, Oglethorpe closed a $29 million fifteen-year operating lease financing for 523 rail cars. The rail cars are used to transport coal from various locations in the United States to Plants Scherer and Wansley in Georgia.

               The average interest rate on long-term debt and capital lease obligations was 5.19% at December 31, 2003.

               Other Planned Financings

               Oglethorpe anticipates submitting two loan applications totaling approximately $135 million to the RUS in mid and late 2004. If approved, one loan will reimburse Oglethorpe for prior capital expenditures made in complying with environmental regulations, and the other loan will cover current and upcoming normal additions and replacements to generation facilities. This debt would be funded through the FFB and guaranteed by the RUS and would be secured under Oglethorpe’s Mortgage Indenture.

               Oglethorpe is also monitoring the current historically low interest rate environment and may decide to take advantage of other refinancing opportunities, such as converting a portion of its existing tax-exempt PCB debt from a variable rate to a fixed rate of interest.

               Inflation

               As with utilities generally, inflation has the effect of increasing the cost of Oglethorpe’s operations and construction program. Operating and construction costs have been less affected by inflation over the last few years because rates of inflation have been relatively low.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                Due to its cost-based rate structure, Oglethorpe has limited exposure to market risks.  However, changes in interest rates, equity prices, and commodity prices may result in fluctuations in Member rates.  Oglethorpe uses derivatives to manage this volatility and does not use derivatives for speculative purposes.  (See “Oglethorpe Power Corporation—Electric Rates” for further discussion on Oglethorpe’s rate structure.)

               Oglethorpe’s Risk Management Committee provides general oversight over all risk management activities, including commodity trading, fuels management, insurance procurement, debt management and investment portfolio management. The Risk Management Committee is comprised of senior executive officers, including the Chief Executive Officer and the Chief Operating Officer. The Risk Management committee has implemented comprehensive risk management policies to manage and monitor credit and market price risks. These policies also specify controls and authorization levels related to various risk management activities. The Risk Management Committee frequently meets to review corporate exposures, risk management strategies, and hedge positions. The Risk Management committee regularly reports corporate exposures and risk management activities to the Audit Committee of the Board of Directors.

 Interest Rate Risk

               Oglethorpe is exposed to the risk of changes in interest rates due to the significant amount of financing obligations it has entered into, including variable rate debt and interest rate swap transactions. Oglethorpe’s objective in managing interest rate risk is to maintain a balance of fixed and variable rate debt that will lower its overall borrowing costs within reasonable risk parameters. As part of this debt management strategy, Oglethorpe has a guideline of having between 15% and 30% variable rate debt to total debt. At December 31, 2003, Oglethorpe had 19% of its debt in a variable rate mode.

               The table below details Oglethorpe’s existing debt instruments and provides the fair value at December 31, 2003, the outstanding balance at the beginning and end of each year and the annual principal maturities and associated average interest rates.

		(dollars in thousands)
	Fair Value	Cost

	2003	2004	2005	2006	2007	2008	Thereafter

Fixed Rate Debt
Beginning of year		$2,694,375	$2,483,463	$2,341,599	$2,192,331	$2,035,253	$1,870,586
Maturities		(210,912)	(141,864)	(149,268)	(157,078)	(164,667)

End of year	$2,929,272	$2,483,463	$2,341,599	$2,192,331	$2,035,253	$1,870,586

Average interest rate(1)		5.60%	5.77%	5.80%	5.83%	5.86%	5.84%

Variable Rate Debt
Beginning of year		$593,274	$590,350	$589,446	$588,515	$587,554	$586,559
Maturities		(2,924)	(904)	(931)	(961)	(995)

End of year	$590,975	$590,350	$589,446	$588,515	$587,554	$586,559

Average interest rate(1)(2)		4.13%	4.35%	4.36%	4.37%	4.75%	3.76%

Interest Rate Swaps (3)

Beginning of year		$246,536	$241,315	$238,343	$232,191	$222,086	$212,027
Maturities		(5,221)	(2,972)	(6,152)	(10,105)	(10,059)

End of year	$246,536	$241,315	$238,343	$232,191	$222,086	$212,027

Average interest rate(1)		5.83%	5.67%	5.83%	5.77%	5.78%	5.80%
Unrealized loss on swaps	$(49,916)

(1)	Average interest rates relate to the applicable principal maturities due each year.

(2)	Future variable debt interest rates are adjusted based on a forward BMA yield curve. Unrealized

(3)	Debt underlying the interest rate swaps is variable rate PCB debt that was swapped to a contractual fixed rate of interest in 1993. This debt is not also included above under the heading Fixed Rate Debt.

               Substantially all of the variable rate debt in the above table is comprised of variable rate PCB debt. The operative documents underlying this debt contain provisions that allow Oglethorpe to convert the debt to a variety of variable interest rate modes (such as daily, weekly, monthly or commercial paper mode), or to convert the debt to a fixed rate of interest to maturity. This optionality improves Oglethorpe’s abiltiy to manage its variable interest rate exposure risk.

Interest Rate Swap Transactions

               Oglethorpe has two interest rate swap transactions with a swap counterparty, AIG Financial Products Corp. (“AIG-FP”), which were designed to create a contractual fixed rate of interest on $322 million of variable rate PCBs. These transactions were entered into in early 1993 on a forward basis, pursuant to which approximately $200 million of variable rate PCBs were issued on November 30, 1993 and approximately $122 million of variable rate PCBs were issued on December 1, 1994. Oglethorpe is obligated to pay the variable interest rate that accrues on these PCBs; however, the swap arrangements provide a mechanism for Oglethorpe to achieve a contractual fixed rate which is lower than Oglethorpe would have obtained had it issued fixed rate bonds. Oglethorpe’s use of interest rate derivatives is currently limited to these two swap transactions.

               In connection with GTC’s assumption of liability on a portion of the PCBs pursuant to the corporate restructuring by which GTC became a separate company, commencing April 1, 1997, GTC assumed and agreed to pay 16.86% of any amounts due from Oglethorpe under these swap arrangements, including the net swap payments and termination payments described below. Should GTC fail to make such payments under the assumption, Oglethorpe remains obligated for the full amount of such payments.

               Under the swap arrangements, Oglethorpe is obligated to make periodic payments to AIG-FP based on a notional principal amount equal to the aggregate principal amount of the bonds outstanding during the period and a contractual fixed rate (“Fixed Rate”), and AIG-FP is obligated to make periodic payments to Oglethorpe based on a notional principal amount equal to the aggregate principal amount of the bonds outstanding during the period and a variable rate equal to the variable rate of interest accruing on the bonds during the period (“Variable Rate”). These payment obligations are netted, such that if the Variable Rate is less than the Fixed Rate, Oglethorpe makes a net payment to AIG-FP. Likewise, if the Variable Rate is higher than the Fixed Rate, Oglethorpe receives a net payment from AIG-FP. Thus, although changes in the Variable Rate affect whether Oglethorpe is obligated to make payments to AIG-FP or is entitled to receive payments from AIG-FP, the effective interest rate Oglethorpe pays with respect to the PCBs is not affected by changes in interest rates. The Fixed Rate for the $200 million of variable rate bonds issued in 1993 is 5.67% and the Fixed Rate for the $122 million of variable rate bonds issued in 1994 is 6.01%. At December 31, 2003, the bonds issued in 1993 carried a variable rate of interest of 1.12% and the bonds issued in 1994 carried a variable rate of interest of 1.15%. For the three years ended December 31, 2001, 2002 and 2003, Oglethorpe has made in connection with both interest rate swap arrangements combined net swap payments to AIG-FP (net of amounts assumed by GTC) of $8.1 million, $11.2 million and $11.8 million, respectively.

               The swap arrangements extend for the life of these PCBs. If the swap arrangements were to be terminated while the PCBs are still outstanding, Oglethorpe or AIG-FP may owe the other party a termination payment depending on a number of factors, including whether the fixed rate then being offered under comparable swap arrangements is higher or lower than the Fixed Rate. Under the terms of the swap agreements, AIG-FP has limited rights to terminate the swaps only upon the occurrence of specified events of default or a reduction in ratings on Oglethorpe’s PCBs, without credit enhancement, to a level that is below investment grade. Oglethorpe estimates that its maximum aggregate liability (net of GTC’s assumed percentage) for termination payments under both swap arrangements had such payments been due on December 31, 2003 would have been approximately $50 million. Except in situations where Oglethorpe voluntarily elects to terminate the interest rate swaps early, Oglethorpe has the right to a term-out of any termination payment due to the swap counterparty for a term of up to five years.

Capital Leases

               In December 1985, Oglethorpe sold and subsequently leased back from four purchasers its 60% undivided ownership interest in Scherer Unit No. 2. The capital leases provide that Oglethorpe’s rental payments vary to the extent of interest rate changes associated with the debt used by the lessors to finance their purchase of undivided ownership shares in the unit. The debt currently consists of $153 million in serial facility bonds due June 30, 2011 with a 6.97% fixed rate of interest.

               Oglethorpe entered into a power purchase and sale agreement with Doyle I, LLC (Doyle Agreement) to purchase all of the output from a five-unit gas-fired generation facility. The Doyle Agreement is reported on Oglethorpe’s balance sheet as a capital lease. The lease payments vary to the extent the interest rate on the lessor’s debt varies from 6.00%. At December 31, 2003, the weighted average interest rate on the lease obligation was 6.61%.

Equity Price Risk

               Oglethorpe maintains trust funds, as required by the NRC, to fund certain costs of nuclear decommissioning. (See Note 1 of Notes to Financial Statements.) As of December 31, 2003, these funds were invested primarily in U.S. Government and corporate debt securities and asset-backed securities and domestic equity securities. By maintaining a portfolio that includes long-term equity investments, Oglethorpe intends to maximize the returns to be utilized to fund nuclear decommissioning, which in the long-term will better correlate to inflationary increases in decommissioning costs. However, the equity securities included in Oglethorpe’s portfolio are exposed to price fluctuation in equity markets. A 10% decline in the value of the fund’s equity securities as of December 31, 2003 would result in a loss of value to the fund of approximately $9 million. Oglethorpe actively monitors its portfolio by benchmarking the performance of its investments against certain indexes and by maintaining, and periodically reviewing, established target allocation percentages of the assets in its trusts to various investment options. Because realized and unrealized gains and losses from investment securities held in the decommissioning fund are directly added to or deducted from the decommissioning reserve, fluctuations in equity prices do not affect Oglethorpe’s net margin in the short-term.

Commodity Price Risk

               Electricity

               The market price of electricity is subject to price volatility associated with changes in supply and demand in electricity markets. Oglethorpe’s exposure to electricity price risk relates to managing the supply of electricity to the Members who participate in the energy and capacity pool. Because substantially all of the pool participants’ power needs is supplied from a combination of generating plants and power purchased under long-term contracts with power marketers and other power suppliers, only a small percentage of their requirements is purchased in the short-term market. Oglethorpe enters into short-term forward contracts for the delivery of power to manage this exposure to electricity market prices. Derivatives are not currently used to hedge this exposure. Oglethorpe expects to continue to manage exposure to electricity price risks for the Members that participate in the pool until March 31, 2005. (See “Oglethorpe’s Power Supply Resources–Capacity and Energy Pool.”)

               Coal

               Oglethorpe is also exposed to the risk of changing prices for fuels, including coal and natural gas. Oglethorpe has interests in 1,501 MW of coal-fired capacity (Plants Scherer and Wansley). Oglethorpe purchases coal under term contracts and in spot-market transactions. Oglethorpe’s coal contracts provide volume flexibility and fixed prices. Oglethorpe anticipates that its existing contracts will provide fixed prices for all of its forecasted coal requirements in 2004. Additionally, such contracts will provide about 70% of Oglethorpe’s coal requirements in 2005 and 45% of its 2006 coal requirements. The objective of Oglethorpe’s coal procurement strategy is to ensure reliable coal supply and some price stability for the Members. Its strategy focuses on hedging requirements over a three-year time horizon, but permits opportunities to make purchases up to six years into the future. The procurement guidelines provide for layering in fixed prices by annually entering into forward contracts for between 25% and 35% of the forecasted requirements, for a rolling three-year period.

               Natural Gas

               Oglethorpe owns two gas-fired generation facilities totaling 1,086 MW of capacity. (See “Properties–Generating Facilities.”)

               Oglethorpe also has power purchase contracts with Doyle I (which Oglethorpe treats as a capital lease) and Hartwell Energy Limited Partnership under which approximately 625 MW of capacity and associated energy is supplied by gas-fired facilities. (See “Oglethorpe’s Power Supply Resources—Power Purchase and Sale Arrangements—Power Purchases” and “Properties—Generating Facilities.”) Under these contracts, Oglethorpe is exposed to variable energy charges, which incorporate each facility’s actual operation and maintenance and fuel costs. Oglethorpe has the right to purchase natural gas for Plant Doyle and the Hartwell facility and exercises this right from time to time to actively manage the cost of energy supplied from these contracts and the underlying natural gas price and operational risks.

               In providing operation management services for Smarr EMC, Oglethorpe purchases natural gas, including transportation and other related services, on behalf of Smarr EMC and ensures that the Smarr facilities have fuel available for operations. (See “The Members and Their Power Supply Resources—Member Power Supply Resources” and “Properties—Generating Facilities” and “—Fuel Supply.”)

               Oglethorpe has entered into natural gas swap arrangements to manage its exposure to fluctuations in the market price of natural gas. Under these swap agreements, Oglethorpe pays the counterparty a fixed price for specified natural gas quantities and receives a payment for such quantities based on a market price index. These payment obligations are netted, such that if the market price index is lower than the fixed price, Oglethorpe will make a net payment, and if the market price index is higher than the fixed price, Oglethorpe will receive a net payment. If the natural gas swaps had been terminated at December 31, 2003, Oglethorpe would have received a net payment of $720,000. Oglethorpe expects to continue to manage exposures to natural gas price risks only for few of its Members that have elected to receive such services for a period not to extend past March 31, 2005.

               ACES Power Marketing

               Oglethorpe has a service agreement with ACES Power Marketing (“APM”) under which APM acts as Oglethorpe’s agent in the purchase and sale of short-term wholesale power on behalf of Members that participate in the Oglethorpe capacity and energy pool. (See “Oglethorpe’s Power Supply Resources—Capacity and Energy Pool.”) APM also provides related risk management services and acts as Oglethorpe's agent for executing emergency system balancing transactions.

               APM is subject to Oglethorpe’s risk management policies, including trading authority limits. APM is an organization owned by several generation and transmission cooperatives (including Oglethorpe) that provides energy trading and natural gas management services to rural electric cooperatives and others.

Changes in Risk Exposure

               Oglethorpe’s exposure to changes in interest rates, the price of equity securities it holds, and commodity prices have not changed materially from the previous reporting period. Oglethorpe is not aware of any facts or circumstances that would significantly impact these exposures in the near future; however, nonperformance by one of Oglethorpe’s hedge counterparties may increase its exposure to market volatility.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index To Financial Statements

Page
Statements of Revenues and Expenses,
For the Years Ended December 31, 2003, 2002 and 2001	53
Balance Sheets, As of December 31, 2003 and 2002	54
Statements of Capitalization, As of December 31, 2003 and 2002	56
Statements of Cash Flows,
For the Years Ended December 31, 2003, 2002 and 2001	57
Statements of Patronage Capital and Membership Fees
and Accumulated Other Comprehensive Margin For the Years Ended December 31, 2003, 2002 and 2001	58
Notes to Financial Statements	59
Report of Management	75
Report of Independent Auditors	75

(THIS PAGE INTENTIONALLY LEFT BLANK)

STATEMENTS OF REVENUES AND EXPENSES
For the years ended December 31, 2003, 2002 and 2001

	(dollars in thousands)
	2003	2002	2001

Operating revenues (Note 1):
Sales to Members	$1,167,605	$1,127,519	$1,080,478
Sales to non-Members	35,948	35,802	58,811

Total operating revenues	1,203,553	1,163,321	1,139,289

Operating expenses:
Fuel	234,172	225,008	221,449
Production	253,865	232,312	218,480
Purchased power (Note 9)	359,447	357,491	414,382
Depreciation and amortization	141,301	140,058	133,731
Accretion (Note 1)	7,815	—	—
Income taxes (Note 3)	(459)	—	(63,485)

Total operating expenses	996,141	954,869	924,557

Operating margin	207,412	208,452	214,732

Other income (expense):
Investment income	23,092	23,787	32,113
Amortization of deferred gains (Notes 1 and 4)	2,475	2,475	2,475
Amortization of net benefit of sale of income tax benefits (Note 1)	3,185	5,188	11,195
Allowance for equity funds used during construction (Note 1)	417	452	290
Other	3,568	4,009	5,272

Total other income	32,737	35,911	51,345

Interest charges:
Interest on long-term debt and capital leases	206,265	205,360	220,525
Other interest	5,329	10,594	10,839
Allowance for debt funds used during construction (Note 1)	(2,771)	(3,152)	(2,786)
Amortization of debt discount and expense	14,477	14,021	19,082

Net interest charges	223,300	226,823	247,660

Net margin	$16,849	$17,540	$18,417

The accompanying notes are an integral part of these financial statements.

BALANCE SHEETS
December 31, 2003 and 2002

	(dollars in thousands)
	2003	2002

Assets
Electric plant (Notes 1, 4 and 6):
In service	$5,755,553	$5,030,333
Less: Accumulated provision for depreciation	(2,107,274)	(1,945,561)

	3,648,279	3,084,772
Nuclear fuel, at amortized cost	90,283	77,247
Construction work in progress	26,212	69,282

Total electric plant	3,764,774	3,231,301

Investments and funds (Notes 1 and 2):
Decommissioning fund, at market	180,448	154,061
Deposit on Rocky Mountain transactions, at cost	77,684	72,698
Bond, reserve and construction funds, at market	21,629	26,505
Investment in associated companies, at cost	29,374	28,244
Other, at cost	1,084	1,084

Total investments and funds	310,219	282,592

Current assets:
Cash and temporary cash investments, at cost (Note 1)	226,830	151,311
Other short-term investments, at market	96,213	94,301
Receivables	112,248	91,798
Inventories, at average cost (Note 1)	105,338	83,219
Notes receivable (Note 5)	—	309,578
Prepayments and other current assets	4,959	3,841

Total current assets	545,588	734,048

Deferred charges:
Premium and loss on reacquired debt, being amortized (Note 1)	139,741	151,118
Deferred amortization of capital leases (Note 4)	110,626	109,567
Deferred debt expense, being amortized (Note 1)	23,953	18,376
Deferred nuclear outage costs, being amortized (Note 1)	14,764	22,778
Deferred asset retirement obligations costs, being amortized (Note 1)	14,821	—
Other	5,199	7,160

Total deferred charges	309,104	308,999

Total assets	$4,929,685	$4,556,940

The accompanying notes are an integral part of these financial statements.

BALANCE SHEETS

	(dollars in thousands)
	2003	2002

Equity and Liabilities
Capitalization (see accompanying statements):
Patronage capital and membership fees (Note 1)	$444,418	$427,569
Accumulated other comprehensive loss (Note 1)	(49,814)	(55,751)

	394,604	371,818
Long-term debt	3,315,128	2,835,997
Obligation under capital leases (Note 4)	342,232	358,676
Obligation under Rocky Mountain transactions	77,684	72,698

Total capitalization	4,129,648	3,639,189

Current liabilities:
Long-term debt and capital leases due within one year (Note 5)	237,522	140,241
Accounts payable	63,559	53,283
Notes payable (Note 5)	—	297,776
Accrued interest	7,158	6,958
Accrued and withheld taxes	19,957	55
Other current liabilities	9,109	13,212

Total current liabilities	337,305	511,525

Deferred credits and other liabilities:
Gain on sale of plant, being amortized (Note 4)	45,909	48,383
Net benefit of Rocky Mountain transactions, being amortized (Note 1)	73,263	76,448
Asset retirement obligations (Note 1)	233,155	—
Accumulated retirement costs for other obligations	35,349	38,389
Decommissioning reserve (Note 1)	—	166,299
Interest rate swap arrangements (Note 2)	49,916	58,443
Other	25,140	18,264

Total deferred credits and other liabilities	462,732	406,226

Total equity and liabilities	$4,929,685	$4,556,940

Commitments and Contingencies (Notes 1, 5, 9 and 12)

STATEMENTS OF CAPITALIZATION
December 31, 2003 and 2002

	(dollars in thousands)
	2003	2002

Long-term debt (Note 5):
Mortgage notes payable to the Federal Financing Bank (“FFB”) at interest rates varying from 3.80% to 8.43% (average rate of 5.82% at December 31, 2003) due in quarterly installments through 2025	$2,519,477	$2,050,969
Mortgage notes payable to Rural Utilities Service (“RUS”) at an interest rate of 5% due in monthly installments through 2021	12,003	12,473
Mortgage notes issued in conjunction with the sale by public authorities of pollution control revenue bonds (“PCBs”):
• Series 1992A Serial bonds, 6.35% to 6.80%, due serially from 2004 through 2012	73,056	78,909
• Series 1993 Serial bonds, 4.70% to 5.25%, due serially from 2004 through 2013	22,933	25,365
• Series 1993A Adjustable tender bonds, 1.12%, due 2004 through 2016	152,613	155,223
• Series 1993B Serial bonds, 4.70% to 5.05%, due serially from 2004 through 2008	61,163	71,933
• Series 1994 Serial bonds, 6.35% to 7.125%, due serially from 2004 through 2015	6,709	7,116
Term bonds, 7.15%, due 2016 to 2021	9,602	9,602
• Series 1994A Adjustable tender bonds, 1.15%, due 2004 to 2019	93,923	96,197
• Series 1994B Serial bonds, 6.35% to 6.45%, due serially from 2004 through 2005	3,226	4,714
• Series 1998A and 1998B Adjustable tender bonds, 0.90% to 1.12%, due 2019	180,343	180,343
• Series 1999A and 1999B Adjustable tender bonds, 1.31%, due 2020	88,775	88,775
• Series 2000 Adjustable tender bonds, 1.31%, due 2021	21,950	21,950
• Series 2001 Adjustable tender bonds, 1.31%, due 2022	22,825	22,825
• Series 2002A and 2002B Auction rate bonds, 0.999% to 1.00%, due 2018	91,990	91,990
• Series 2002 and 2002C Adjustable tender bonds, 1.20% to 1.31%, due 2018	30,075	30,075
• Series 2003A and 2003B Auction rate bonds, 0.95% to 1.02%, due 2024	133,345	—
CoBank, ACB notes payable:
• Headquarters mortgage note payable: fixed at 4.08% through February 2, 2006, due in quarterly installments through January 1, 2009	2,044	2,433
• Transmission mortgage note payable: fixed at 4.57% through March 2, 2008, due in bimonthly installments through November 1, 2018	1,666	1,705
• Transmission mortgage note payable: fixed at 4.57% through March 2, 2008, due in bimonthly installments through September 1, 2019	6,467	6,597

Total long-term debt, net	3,534,185	2,959,194
Less: Long-term debt due within one year	(219,057)	(123,197)

Total long-term debt, excluding amount due within one year	3,315,128	2,835,997
Obligation under capital leases, long-term (Note 4)	342,232	358,676
Obligation under Rocky Mountain transactions, long-term (Note 1)	77,684	72,698
Patronage capital and membership fees (Note 1)	444,418	427,569
Accumulated other comprehensive loss (Note 1)	(49,814)	(55,751)

Total capitalization	$4,129,648	$3,639,189

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS
For the years ended December 31, 2003, 2002 and 2001

	(dollars in thousands)
	2003	2002	2001

Cash flows from operating activities:
Net margin	$16,849	$17,540	$18,417

Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization, including nuclear fuel	193,757	189,607	198,113
Net accretion cost	7,815	—	—
Interest on decommissioning reserve	—	851	168
Amortization of deferred gains	(2,475)	(2,475)	(2,475)
Amortization of net benefit of sale of income tax benefits	(3,185)	(5,188)	(11,195)
Allowance for equity funds used during construction	(417)	(452)	(290)
Deferred income taxes	—	—	(63,485)
Gain on sale of generation equipment	—	—	(221)
Other	793	(1,274)	1,215
Change in operating assets and liabilities:
Receivables	(24,168)	(18,758)	70,315
Inventories	(12,053)	(1,451)	(6,379)
Prepayments and other current assets	(1,270)	505	204
Accounts payable	13,283	(14,740)	(34,596)
Power marketer reserve	—	(36,000)	36,000
Accrued interest	201	(835)	(59,601)
Accrued and withheld taxes	19,424	(622)	4
Other current liabilities	(4,104)	5,936	(14,770)
Deferred nuclear outage costs	(14,775)	(29,139)	(19,167)
Deferred start-up cost	3,034	—	—

Total adjustments	175,860	85,965	93,840

Net cash provided by operating activities	192,709	103,505	112,257

Cash flows from investing activities:
Property additions	(165,409)	(100,145)	(69,824)
Activity in decommissioning fund
– Purchases	(756,044)	(812,473)	(532,355)
– Proceeds	746,757	800,960	530,660
Activity in bond, reserve and construction funds
– Purchases	(27,189)	—	(22,710)
– Proceeds	31,842	1,677	23,699
Net cash received from merger	18,273	—	—
Increase in other short-term investments	(4,028)	(5,516)	(6,423)
Increase in investment in associated organizations	(1,128)	(6,057)	(2,190)
Decrease in notes receivable	745	63	2
Other – generation equipment deposits	—	—	(16,783)
Proceeds from sale of generation equipment	21,799	—	26,204

Net cash used in investing activities	(134,382)	(121,491)	(69,720)

Cash flows from financing activities:
Debt proceeds, net of issuance costs	698,591	31,772	22,931
Debt payments	(375,421)	(112,028)	(127,381)
(Decrease) increase in notes payable (Note 5)	(297,776)	(55,904)	275,198
(Decrease) increase in note receivable (Note 5)	(11,105)	29,671	(268,121)
Increase in deferred credits for overhaul	2,903	—	—

Net cash provided by (used in) financing activities	17,192	(106,489)	(97,373)

Net increase (decrease) in cash and temporary cash investments	75,519	(124,475)	(54,836)
Cash and temporary cash investments at beginning of year	151,311	275,786	330,622

Cash and temporary cash investments at end of year	$226,830	$151,311	$275,786

Supplemental cash flow information:
Cash paid for –
Interest (net of amounts capitalized)	$208,622	$212,787	$278,785
Income taxes	—	—	—

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF PATRONAGE CAPITAL AND MEMBERSHIP FEES AND
ACCUMULATED OTHER COMPREHENSIVE MARGIN
For the years ended December 31, 2003, 2002 and 2001

	(dollars in thousands)
	Patronage Capital and Membership Fees	Accumulated Other Comprehensive Margin (Loss)	Total

Balance at December 31, 2000	$391,612	$1,070	$392,682

Components of comprehensive margin in 2001
Net margin	18,417		18,417
Cumulative effect of accounting change to record unrealized loss on interest rate swap arrangements as of January 1, 2001		(33,515)	(33,515)
Unrealized loss on interest rate swap arrangements		(3,344)	(3,344)
Unrealized gain on available-for-sale securities		965	965
Unrealized loss on financial gas hedges		(7,537)	(7,537)

Total comprehensive margin			(25,014)

Balance at December 31, 2001	410,029	(42,361)	367,668

Components of comprehensive margin in 2002
Net margin	17,540		17,540
Unrealized loss on interest rate swap arrangements		(21,584)	(21,584)
Unrealized loss on available-for-sale securities		(313)	(313)
Unrealized gain on financial gas hedges		8,507	8,507

Total comprehensive margin			4,150

Balance at December 31, 2002	427,569	(55,751)	371,818

Components of comprehensive margin in 2003
Net margin	16,849		16,849
Unrealized gain on interest rate swap arrangements		8,527	8,527
Unrealized loss on available-for-sale securities		(2,340)	(2,340)
Unrealized loss on financial gas hedges		(250)	(250)

Total comprehensive margin			22,786

Balance at December 31, 2003	$444,418	$(49,814)	$394,604

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
For the years ended December 31, 2003, 2002 and 2001

1. Summary of significant accounting policies:

a. Business description

               Oglethorpe Power Corporation (“Oglethorpe”) is an electric membership corporation incorporated in 1974 and headquartered in suburban Atlanta. Oglethorpe provides wholesale electric power, on a not-for-profit basis, to 39 of Georgia’s 42 Electric Membership Corporations (“EMCs”) from a combination of generating units totaling 4,744 megawatts (“MW”) of capacity and power purchase agreements totaling 550 MW of capacity. These 39 electric distribution cooperatives (Members) in turn distribute energy on a retail basis to approximately 3.7 million people across two-thirds of the State. Oglethorpe is the nation’s largest electric cooperative in terms of operating revenues, assets, kilowatt-hour sales and, through its Members, consumers served.

b. Basis of accounting

               Oglethorpe follows generally accepted accounting principles and the practices prescribed in the Uniform System of Accounts of the Federal Energy Regulatory Commission (“FERC”) as modified and adopted by the Rural Utilities Service (“RUS”).

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2003 and 2002 and the reported amounts of revenues and expenses for each of the three years ending December 31, 2003. Actual results could differ from those estimates.

c. Patronage capital and membership fees

               Oglethorpe is organized and operates as a cooperative. The Members paid a total of $195 in membership fees. Patronage capital includes retained net margin of Oglethorpe. Any excess of revenue over expenditures from operations is treated as advances of capital by the Members and is allocated to each of them on the basis of their electricity purchases from Oglethorpe.

               Any distributions of patronage capital are subject to the discretion of the Board of Directors, subject to Mortgage Indenture requirements. Under the Mortgage Indenture, Oglethorpe is prohibited from making any distribution of patronage capital to the Members if, at the time thereof or giving effect thereto, (i) an event of default exists under the Mortgage Indenture, (ii) Oglethorpe’s equity as of the end of the immediately preceding fiscal quarter is less than 20% of Oglethorpe’s total capitalization, or (iii) the aggregate amount expended for distributions on or after the date on which Oglethorpe’s equity first reaches 20% of Oglethorpe’s total capitalization exceeds 35% of Oglethorpe’s aggregate net margins earned after such date. This last restriction, however will not apply if, after giving effect to such distribution, Oglethorpe’s equity as of the end of the immediately preceding fiscal quarter is not less than 30% of Oglethorpe’s total capitalization.

d. Accumulated Comprehensive Margin or (Loss)

The table below provides a detail of the beginning and ending balance for each classification of other comprehensive margin or (loss) along with the amount of any reclassification adjustments included in margin for each of the years presented in the Statement of Patronage Capital and Membership Fees and Accumulated Other Comprehensive Margin (see Note 2). Oglethorpe’s effective tax rate is zero; therefore, all amounts below are presented net of tax.

Accumulated Other Comprehensive Margin (Loss)

		(dollars in thousands)
	Interest Rate Swap Arrangements	Available- for-sale Securities	Financial Gas Hedges	Total

Balance at December 31, 2000	$—	$1,070	$—	$1,070
Unrealized gain/(loss)	(36,859)	2,785	(15,764)	(49,838)
Reclassification adjustments		(1,820)	8,227	6,407

Balance at December 31, 2001	(36,859)	2,035	(7,537)	(42,361)

Unrealized gain/(loss)	(21,584)	977	4,583	(16,024)
Reclassification adjustments	—	(1,290)	3,924	2,634

Balance at December 31, 2002	(58,443)	1,722	970	(55,751)

Unrealized gain/(loss)	8,527	(2,838)	7,501	13,190
Reclassification adjustments	—	498	(7,751)	(7,253)

Balance at December 31, 2003	$(49,916)	$(618)	$720	$(49,814)

e. Margin policy

               For the years 2001 through 2003 Oglethorpe was required under the Mortgage Indenture to produce a Margins for Interest (“MFI”) Ratio of at least 1.10.

f. Operating revenues

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

               Operating revenues from non-Members consist of electric sales to power companies and from sales to LG&E Energy Marketing Inc. (“LEM”) and Morgan Stanley Capital Group, Inc. “Morgan Stanley” under their power marketer arrangements with Oglethorpe. All off-system sales are recorded as revenues from non-Members and are recognized when service is rendered.

               Revenues from Jackson EMC and Cobb EMC, two of Oglethorpe’s Members, accounted for 11.6% and 10.6% in 2003, 11.2% and 11.3% in 2002 and 12.1% and 11.6% in 2001, respectively, of Oglethorpe’s total operating revenues.

g. Nuclear fuel cost

               The cost of nuclear fuel, including a provision for the disposal of spent fuel, is being amortized to fuel expense based on usage. The total nuclear fuel expense for 2003, 2002 and 2001 amounted to $46,628,000, $43,931,000 and $47,143,000, respectively.

               Contracts with the U.S. Department of Energy (“DOE”) have been executed to provide for the permanent disposal of spent nuclear fuel. DOE failed to begin disposing of spent fuel in January 1998 as required by the contracts, and Georgia Power Company (“GPC”), as agent for the co-owners of the plants, is pursuing legal remedies against DOE for breach of contract. Effective June 2000, an on-site dry storage facility for Plant Hatch became operational and can be expanded to accommodate spent fuel through the life of the plant. Plant Vogtle’s spent fuel pool storage is expected to be sufficient until 2015. Oglethorpe expects that procurement of on-site dry storage at Plant Vogtle will commence in sufficient time to maintain full-core discharge capability to the spent fuel pool.

               The Energy Policy Act of 1992 required that utilities with nuclear plants be assessed over a 15-year period an amount which will be used by DOE for the decontamination and decommissioning of its nuclear fuel enrichment facilities. The amount of each utility’s assessment was based on its past purchases of nuclear fuel enrichment services from DOE. Based on its ownership in Plants Hatch and Vogtle, Oglethorpe has a remaining nuclear fuel asset of approximately $5,407,000, which is being amortized to nuclear fuel expense over the next 4 years. Oglethorpe has also recorded an obligation to DOE which approximated $3,542,000 at December 31, 2003.

h. Asset retirement obligations

               In June of 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” The statement provides accounting and reporting standards for recognizing obligations related to costs associated with the retirement of long-lived assets. SFAS No. 143 requires obligations associated with the retirement of long-lived assets to be recognized at their fair value in the period in which they are incurred if a reasonable estimate of fair value can be made. The fair value of the asset retirement costs must be capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense using a systematic and rational method over the asset’s useful life. Any subsequent changes to the fair value of the of time or changes in the amount or timing of estimated cash flows must be recognized as an accretion expense.

               In January 2003, Oglethorpe adopted SFAS No. 143. The fair value of the legal obligation recognized under SFAS No. 143 primarily relates to Oglethorpe’s nuclear facilities. In addition, Oglethorpe recognized retirement obligations for ash handling facilities at the coal-fired plants and solid waste landfills located at certain generating facilities. The cumulative effect of adoption resulted in Oglethorpe recording a regulatory asset of approximately $23,672,000, capitalized asset retirement costs, net of accumulated amortization, of approximately $45,294,000 and increased asset retirement obligations of approximately $68,966,000. At December 31, 2002, Oglethorpe’s recognized liability for nuclear decommissioning was $166,299,000. On a pro forma basis, the cumulative effect of adoption as of January 1, 2002 would have resulted in Oglethorpe recording a regulatory asset of approximately $8,196,000. Oglethorpe has also identified retirement obligations related to certain other generating facilities; however, a liability for the removal of these facilities has not been recorded because no reasonable estimate can be made at this time regarding the timing of any related retirements.

               Under SFAS No. 71, Oglethorpe may record an offsetting regulatory asset or liability to reflect the difference in timing of recognition of the costs of decommissioning for financial statement purposes and for ratemaking purposes for both the cumulative effect of adoption and for future periods timing differences. Oglethorpe’s management expects to receive approval from RUS of Oglethorpe’s implementation of the provisions of SFAS No. 71 with respect to the cumulative effect of adoption and with respect to timing differences between cost recognition under SFAS No. 143 and cost recovery for ratemaking purposes. Oglethorpe estimates that the annual difference will be approximately $1,000,000 for the next several years.

               SFAS No. 143 does not permit non-regulated entities to continue accruing future retirement costs associated with long-lived assets for which there are no legal obligations to retire. Oglethorpe, in accordance with regulatory treatment of these costs, continues to recognize the retirement costs for these other obligations in depreciation rates.

               The following table reflects the details of the Asset Retirement Obligations included in the balance sheets.

	(dollars in thousands)
					Change in
	Balance at		Liabilities		Cash Flow	Balance at
	12/31/02		Incurred	Accretion	Estimate	12/31/03

Nuclear decomissioning	$—	$	$ 232,687	$15,125	$(18,747)	$229,065
Other	$—		$$3,841	$249	$—	$4,090

Total	$—		$236,528	$15,374	$(18,747)	$233,155

               As previously discussed, Oglethorpe is deferring the timing differences between cost recognition under SFAS No. 143 and cost recovery for rate making. For 2003, this timing difference resulted in an increase to the regulatory asset of $7,559,000.

i. Nuclear decommissioning trust fund

               The Nuclear Regulatory Commission (“NRC”) requires all licensees operating commercial power reactors to establish a plan for providing, with reasonable assurance, funds for decommissioning. Oglethorpe has established external trust funds to comply with the NRC’s regulations. The funds set aside for decommissioning are managed and invested in accordance with applicable requirements of Oglethorpe’s Board of Directors and the NRC. Funds are invested in a diversified mix of equity and fixed income securities. At December 31, 2003, equity securities comprised 48% of the funds and fixed income securities comprised 52%. The NRC’s minimum external funding requirements are based on a generic estimate of the cost to decommission the radioactive portions of a nuclear unit based on the size and type of reactor. Oglethorpe has filed plans with the NRC to ensure that – over time – the deposits and earnings of the external trust funds will provide the minimum funding amounts prescribed by the NRC.

               Nuclear decommissioning cost estimates are based on site studies and assume prompt dismantlement and removal of both the radiated and non-radiated portions of the plant from service. Actual decommissioning costs may vary from these estimates because of changes in the assumed date of decommissioning, changes in regulatory requirements, changes in technology, and changes in costs of labor, materials and equipment. Information with respect to Oglethorpe’s portion of the estimated costs of decommissioning co-owned nuclear facilities is as follows:

	(dollars in thousands)
	Hatch Unit No. 1	Hatch Unit No. 2	Vogtle Unit No. 1	Vogtle Unit No. 2

Year of site study	2003	2003	2003	2003

Expected start date of decommissioning	2034	2038	2027	2029

Estimated costs based on site study:
In year 2003 dollars	$144,000	$184,000	$154,000	$181,000

               Oglethorpe has not recorded any provision for decommissioning during the years 2003, 2002 and 2001 because the balance in the decommissioning trust fund at December 31, 2003 is expected to be sufficient to fund the nuclear decommissioning obligation in future years. In projecting future costs, the escalation rate for labor, materials and equipment was assumed to be 3.11%. Oglethorpe assumes an 8% earnings rate for its decommissioning trust fund assets. Since inception (1990) of the nuclear decommissioning trust fund the annual earnings rate has been slightly above 10%. Oglethorpe’s management believes that any increase in cost estimates of decommissioning can be recovered in future rates.

j. Depreciation

               Depreciation is computed on additions when they are placed in service using the composite straight-line method. Annual depreciation rates in effect in 2003, 2002 and 2001 were as follows:

	Range of Useful Life in years*	2003	2002	2001

Steam production	49-55	2.02%	1.98%	1.98%
Nuclear production	37-52	2.50%	2.52%	2.68%
Hydro production	50	2.00%	2.00%	2.00%
Other production	27	3.30%	3.75%	3.75%
Transmission	36	2.75%	2.75%	2.75%
General	3-50	2.00-33.33%	2.00-33.33%	2.00-33.33%

* Calculated based on the composite depreciation rates in effect for 2003.

               In January 2002, the operating license for Plant Hatch was extended for 20 years. Due to the license extension, effective January 2002, the depreciation rate for Plant Hatch has been revised from 2.99% to 1.92%.

k. Electric plant

               Electric plant is stated at original cost, which is the cost of the plant when first dedicated to public service, plus the cost of any subsequent additions. Cost includes an allowance for the cost of equity and debt funds used during construction. The cost of equity and debt funds is calculated at the embedded cost of all such funds. For the years ended December 31, 2003, 2002 and 2001, the allowance for funds used during construction (“AFUDC”) rates used were 6.46%, 6.62% and 7.01%, respectively.

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

l. Bond, reserve and construction funds

               Bond, reserve and construction funds for pollution control revenue bonds (“PCBs”) are maintained as required by Oglethorpe’s bond agreements. Bond funds serve as payment clearing accounts, reserve funds maintain amounts equal to the maximum annual debt service of each bond issue and construction funds hold bond proceeds for which construction expenditures have not yet been made. As of December 31, 2003 and 2002, all of the funds were invested in either U.S. Government securities or repurchase agreements.

m. Cash and temporary cash investments

               Oglethorpe considers all temporary cash investments purchased with a maturity of three months or less to be cash equivalents. Temporary cash investments with maturities of more than three months are classified as other short-term investments.

               Of the balances at December 31, 2003 and 2002, $133,345,000 and $30,101,000 were utilized in January 2004 and January 2003 for payment of principal on certain PCBs, respectively.

n. Inventories

               Oglethorpe maintains inventories of fossil fuels and spare parts for its generation plants. These inventories are stated at weighted average cost on the accompanying balance sheets.

               Inventories include principally spare parts and fossil fuel. The spare parts inventories primarily include the direct cost of generating plant spare parts. Spare parts are charged to inventory when purchased and then expensed or capitalized, as appropriate, when installed. The spare parts inventory is carried at weighted average cost and the parts are charged to expense or capital at weighted average cost. The fossil fuel inventories primarily include the direct cost of coal and related transportation charges. The cost of fossil fuel inventories is carried at weighted average cost and is charged to fuel expense as consumed based on weighted average cost.

               At December 31, 2003 and 2002, fossil fuels inventories were $32,602,000 and $21,011,000, respectively. Inventories for spare parts at December 31, 2003 and 2002 were $72,736,000 and $62,208,000, respectively.

o. Deferred charges

               Oglethorpe accounts for nuclear refueling outage costs on a normalized basis. Under this method of accounting, refueling outage costs are deferred and subsequently amortized to expense over the 18-month operating cycle of each unit. Deferred nuclear outage costs at December 31, 2003 and 2002 were $14,764,000 and $22,778,000, respectively.

               Oglethorpe accounts for debt issuance cost as deferred debt expense. Deferred debt expense is being amortized to expense on a straight-line basis over the life of the respective debt issues.

               Premium and loss on reacquired debt represents premiums paid, together with any unamortized transaction costs, related to reacquired debt. This deferred charge is being amortized in equal monthly amounts over the amortization period for the refunding debt. As of December 31, 2003, the remaining amortization periods for premium and loss on reacquired debt range from approximately 1 to 22 years.

p. Deferred credits

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

               In December 1996 and January 1997, Oglethorpe entered into long-term lease transactions for its 74.6% undivided ownership interest in Rocky Mountain pumped storage hydro facility (“Rocky Mountain”), through a wholly owned subsidiary of Oglethorpe, Rocky Mountain Leasing Corporation (“RMLC”). As a result of these financing transactions, Oglethorpe recorded a net benefit of $95,560,000 which was deferred and is being amortized to income over the 30-year lease-back period.

q. Regulatory assets and liabilities

               Oglethorpe is subject to the provisions of SFAS No. 71. Regulatory assets represent certain costs that are probable of recovery by Oglethorpe from its Members in future revenues through rates under its Wholesale Power Contracts with its Members. Future revenues are expected to provide for recovery of previously incurred costs and are not calculated to provide for expected levels of similar future costs. Regulatory liabilities represent certain items of income that are being retained by Oglethorpe and that will be applied in the future to reduce revenues required to be recovered from Members. The following regulatory assets and liabilities were reflected on the accompanying balance sheets as of December 31, 2003 and 2002.

               The regulatory assets “discontinued projects” and “other regulatory assets” are included on the balance sheets, under the caption deferred charges, in the line item “Other.”

               Oglethorpe’s rates are not set to produce revenues that produce a “current return.” Oglethorpe operates on a not-for-profit basis. Under Mortgage Indenture requirements Oglethorpe is required to set rates sufficient to achieve net margins that result in a Margin for Interest Ratio of at least 1.10. The current and future amortization of the costs of regulatory assets is considered in determining the revenue requirements necessary to produce a Margin for Interest Ratio of at least 1.10.

               The following regulatory assets and liabilities were reflected on the accompanying balance sheets as of December 31, 2003 and 2002:

	(dollars in thousands)
	2003	2002

Premium and loss on reacquired debt	$139,741	$151,118
Deferred amortization of capital leases	110,626	109,567
Discontinued projects	2,944	3,430
Asset retirement obligations	14,821	—
Other regulatory assets	1,939	2,646
Net benefit of sale of income tax benefits	—	—
Accumulated retirement costs for other obligations	(35,349)	(38,389)
Net benefit of Rocky Mountain transactions	(73,263)	(76,448)

Total	$161,459	$151,924

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

               All of the regulatory assets and liabilities included in the table above are being recovered or refunded to Oglethorpe’s Members on a current, ongoing basis in Oglethorpe’s rates. The remaining recovery period for the regulatory assets ranges from approximately 1 to 22 years, except for the asset retirement obligations regulatory assets which has a recovery period of 15 to 42.5 years. The remaining refund period for the regulatory liabilities are approximately 24 years for the Rocky Mountain transactions and over the life of the plants for accumulated retirement costs for other obligations.

r. Other income (expense)

               The components of the other income (expense) line item within the Statement of Revenues and Expenses were as follows:

	(dollars in thousands)
	2003	2002	2001

Capital credits from associated companies (Note 2)	$2,078	$2,330	$2,623

Net revenue from Georgia Transmission Corporation (“GTC”) & Georgia System Operations Corporation (“GSOC”) for shared A&G costs	1,732	1,849	1,888
Gain on sale of land	—	—	828
Miscellaneous other	(242)	(170)	(67)

Total	$3,568	$4,009	$5,272

s. Presentation

               Certain prior year amounts have been reclassified to conform with the current year presentation.

t. New accounting pronouncements

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

               In June 2003, the FASB cleared the guidance contained in Derivative Implementation Group (“DIG”) Issue C20, “Scope Exceptions: Interpretation of the Meaning of ‘Not Clearly and Closely Related’ in Paragraph 10(b) regarding Contracts with a Price Adjustment Feature.” DIG Issue C20, which applies only to guidance in paragraph 10(b) of SFAS No. 133, describes three circumstances in which an underlying price adjustment incorporated into a contract that otherwise satisfies the requirements for the normal purchases and normal sales exception would be considered to be “not clearly and closely related to the asset being sold or purchased.” DIG Issue C20 goes into effect for Oglethorpe on November 1, 2003. This statement has no impact on Oglethorpe’s financial statements.

               In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. This statement requires an issuer to classify as a liability a financial instrument classified as equity that embodies an unconditional obligation that the issuer must redeem the instrument by transferring assets at a specified or determinable date or upon an event certain to occur. A financial instrument that embodies a conditional obligation to redeem the instrument by transferring assets upon an event not certain to occur becomes mandatorily redeemable if that event occurs or the event becomes certain to occur. The return of Oglethorpe’s patronage capital is a conditional obligation because Oglethorpe’s Mortgage Indenture prohibits any return of patronage capital unless Oglethorpe reaches an equity to capitalization ratio significantly higher than its current ratio and because Oglethorpe’s Board of Directors has discretion even then whether to make any distributions of patronage capital. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for Oglethorpe beginning January 1, 2004. This pronouncement has no impact on Oglethorpe’s financial statements.

               In December 2003, the FASB issued Interpretation No. 46R, “Consolidation of Variable Interest Entities – an Interpretation of Accounting Research Bulletin (“ARB”) No. 51.” This interpretation clarifies the application of ARB No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Interpretation No. 46R is not currently effective for Oglethorpe until the end of fiscal year 2004. However, based on its current analysis, Oglethorpe believes that Interpretation No. 46 will have no impact on its financial statements.

u. Proposed accounting pronouncements

               The Accounting Standards Executive Committee has issued a proposed Statement of Position (“SOP”), “Accounting for Certain Costs and Activities Related to Property, Plant and Equipment.” The proposed SOP was issued in response to the diversity in accounting for expenditures related to property, plant and equipment (“PP&E”), including improvements, replacements, additions, repairs and maintenance. The proposed SOP addresses the accounting and disclosure issues related to determining which costs related to PP&E should be capitalized and which should be charged to expense as incurred. The proposed SOP also addresses capitalization of indirect costs and component accounting for PP&E. It is uncertain at this time when a final SOP will be issued. If the proposed SOP results in a material difference in the timing of cost recognition from that for ratemaking purposes, Oglethorpe may record an offsetting regulatory asset or liability by implementing the provisions of SFAS No. 71. Oglethorpe’s management is monitoring the developments of the proposed SOP and is assessing the impact this statement may have on its financial statements.

               Oglethorpe currently accounts for nuclear refueling outage costs on a normalized basis and defers and subsequently amortizes to expense the costs over an eighteen month operating cycle. This method is consistent with other companies owning nuclear generating facilities.

               Should the proposed SOP, “Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment” be adopted in its current form, Oglethorpe believes that it would be appropriate to classify the effect on outage costs as a regulatory asset under the provisions of SFAS No. 71, rather than a deferred asset. The amortization period for the regulatory asset would be eighteen months. Therefore, Oglethorpe does not believe that the proposed SOP would have any significant impact on the accounting for nuclear costs.

2. Fair value of financial instruments:

               A detail of the estimated fair values of Oglethorpe’s financial instruments as of December 31, 2003 and 2002 is as follows:

	(dollars in thousands)
	2003		2002
	Cost	Fair Value	Cost	Fair Value

Cash and temporary cash investments:
Commercial paper	$225,913	$225,913	$150,247	$150,247
Cash and money market securities	917	917	1,064	1,064

Total	$226,830	$226,830	$151,311	$151,311

Other short-term investments	$96,821	$96,213	$92,793	$94,301

Bond, reserve and construction funds:
U. S. Government securities	$13,425	$13,416	$7,833	$8,067
Repurchase agreements	8,213	8,213	18,458	18,438

Total	$21,638	$21,629	$26,291	$26,505

Decommissioning fund:
U. S. Government securities	$44,287	$44,549	$38,525	$39,884
Foreign government securities	825	831	616	680
Corporate bonds	15,207	15,488	12,242	13,098
Equity securities	70,956	86,194	66,206	62,533
Asset-backed securities	6,637	6,617	3,905	3,979
Other bonds	3,222	3,292	2,364	2,422
Cash and money market securities	23,477	23,477	31,465	31,465

Total	$164,611	$180,448	$155,323	$154,061

Long-term debt	$3,315,128	$3,547,726	$2,835,997	$3,254,782

Interest rate swap	$—	$(49,916)	$—	$(58,443)

Financial gas hedges	$—	$720	$—	$970

               The contractual maturities of debt securities available for sale at December 31, 2003 and 2002 are as follows:

	(dollars in thousands)
	2003		2002
	Cost	Fair Value	Cost	Fair Value

Due within one year	31,865	31,677	35,698	35,917
Due after one year through five years	24,501	24,620	19,565	20,118
Due after five years through ten years	12,131	12,337	11,425	12,445
Due after ten years	23,499	23,772	15,527	16,366

Total	$91,816	$92,406	$82,215	$84,846

               Oglethorpe uses the methods and assumptions described below to estimate the fair value of each class of financial instruments. For cash and temporary cash investments, the carrying amount approximates fair value because of the short-term maturity of those instruments. The fair value of Oglethorpe’s long-term debt and the swap arrangements is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to Oglethorpe for debt of similar maturities.

               Effective January 1, 2001, Oglethorpe adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The standard establishes accounting and reporting requirements for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires the recognition of certain derivatives as assets or liabilities on Oglethorpe’s balance sheet and measurement of those instruments at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is classified as a hedge and if so, the type of hedge.

               Under the interest rate swap arrangements, Oglethorpe makes payments to the counterparty based on the notional principal at a contractually fixed rate and the counterparty makes payments to Oglethorpe based on the notional principal at the existing variable rate of the refunding bonds. The differential to be paid or received is accrued as interest rates change and is recognized as an adjustment to interest expense. Oglethorpe entered into the swap arrangements for the purpose of securing a fixed rate lower than otherwise would have been available to Oglethorpe had it issued fixed rate bonds. For the Series 1993A notes, the notional principal at December 31, 2003 was $152,613,000 and the fixed swap rate is 5.67% (the variable rate at December 31, 2003 and 2002 was 1.12% and 1.50%, respectively). With respect to the Series 1994A notes, the notional principal at December 31, 2003 was $93,923,000 and the fixed swap rate is 6.01% (the variable rate at December 31, 2003 and 2002 was 1.15% and 1.60%, respectively). The notional principal amount is used to measure the amount of the swap payments and does not represent additional principal due to the counterparty. The swap arrangements extend for the life of the refunding bonds, with reductions in the outstanding principal amounts of the refunding bonds causing corresponding reductions in the notional amounts of the swap payments.

               A portion (16.86%) of the interest rate swap arrangements was assumed by GTC in connection with a corporate restructuring. Oglethorpe has classified its portion of two interest rate swap arrangements, pursuant to SFAS No. 133, as cash flow hedges. Oglethorpe’s portion of the estimated fair value of the swap arrangements at December 31, 2003 was an unrealized loss of $49,916,000 representing the estimated payment Oglethorpe would pay if the swap arrangements were terminated.

               Oglethorpe has entered into natural gas financial contracts that are classified, pursuant to SFAS 133, as cash flow hedges. Oglethorpe utilizes natural gas financial contracts in managing its exposure to fluctuations in the market price of natural gas. The fair value of Oglethorpe’s financial gas hedges is based on the quoted market value for such natural gas financial contracts. At December 31, 2003, Oglethorpe’s estimated fair value of these natural gas contracts was an unrealized gain in other comprehensive margin of $720,000.

               In accordance with SFAS No. 133, Oglethorpe classifies a cash-flow hedge as a hedge of an exposure to variability in cash flows that are attributable to a particular risk. There are numerous prescriptive criteria that must be met in order for a hedging relationship to qualify as a cash-flow hedge. Some of the criteria are as follows:

               At inception of the hedge, there is formal documentation of the hedging relationship and the entity’s risk-management objective and strategy for undertaking the hedge, including identification of the hedging instrument, the hedged cash-flow transaction, the nature of the risk that is being hedged, and how the hedging instrument’s effectiveness will be assessed. There must be a reasonable basis for how the entity plans to assess the hedging instrument’s effectiveness.

               Both at the inception of the hedge and on an on-going basis, the hedging relationship is expected to be highly effective in offsetting the variability of cash flows that are attributable to the hedged risk during the term of the hedge.

               The forecasted transaction is specifically identified as a single transaction or a series of individual transactions. If aggregated, the individual transactions must share the same risk exposure for which they are designated as being hedged.

               The occurrence of the forecasted transaction is probable.

               The forecasted transaction presents an exposure to variations in cash flows for the hedged risk, which could affect reported earnings.

               Settlement amounts related to cash flow hedges are reclassified from other comprehensive margin (“OCM”) and recorded in the Statement of Revenues and Expenses when the hedged item affects margins, in the same accounts as the item being hedged. Oglethorpe will discontinue hedge accounting prospectively if it determines that the derivative no longer qualifies as an effective hedge, or if it is no longer probable that the hedged transaction will occur. If hedge accounting is discontinued because the derivative no longer qualifies as an effective hedge, the derivative will continue to be carried on the Balance Sheet at its fair value, with subsequent changes in its fair value recognized in current-period margins. Gains and losses related to discontinued hedges that were previously accumulated in OCM will remain in OCM until the hedged item is reflected in margin, unless it is no longer probable that the hedged transaction would occur. Gains and losses that were accumulated in OCM will be immediately recognized in current-period margins if it is no longer probable that the hedged transaction will occur.

               The ineffective portion of cash flow hedges and the amount recognized for transactions that no longer qualified as cash flow hedges were not material in 2002 or 2003. As of December 31, 2003, $720,000 of after-tax deferred gains in OCM are expected to be reclassified to margins during the next 12 months as the hedged interest and fuel payments occur. Due to the volatility of interest rates and natural gas prices, the value in OCM is subject to change prior to its reclassification into margins.

               Oglethorpe may be exposed to losses in the event of nonperformance of the counterparties to its derivative instruments, but does not anticipate such nonperformance.

               Under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” investment securities held by Oglethorpe are classified as either available-for-sale or held-to-maturity. Available-forsale securities are carried at market value with unrealized gains and losses, net of any tax effect, added to or deducted from patronage capital. Unrealized gains and losses from investment securities held in the decommissioning fund, which are also classified as available-for-sale, are directly added to or deducted from deferred asset retirement obligations costs. Held-to-maturity securities are carried at cost. All realized and unrealized gains and losses are determined using the specific identification method. Gross unrealized gains and losses at December 31, 2003 were $16,959,000 and $1,739,000, respectively. Gross unrealized gains and losses at December 31, 2002 were $8,008,000 and $7,548,000, respectively. Gross unrealized gains and losses at December 31, 2001 were $12,569,000 and $3,677,000, respectively. For 2003, 2002 and 2001 proceeds from sales of available-for-sale securities totaled $778,599,000, $802,637,000, and $554,359,000, respectively. Gross realized gains and losses from the 2003 sales were $15,256,000 and ($8,680,000), respectively. Gross realized gains and losses from the 2002 sales were $13,337,000 and ($15,342,000), respectively. Gross realized gains and losses from the 2001 sales were $14,585,000 and ($17,378,000), respectively.

               Investments in associated companies were as follows at December 31, 2003 and 2002:

	(dollars in thousands)
	2003	2002

National Rural Utilities Cooperative Finance Corp. (“CFC”)	$13,476	$13,476
CoBank, ACB	3,815	3,373
Georgia Transmission Corporation (“GTC”)	7,569	6,601
Georgia System Operations Corporation (“GSOC”)	2,848	3,560
Other	1,666	1,234

Total	$29,374	$28,244

               The CFC investments are in the form of capital term certificates and are required in conjunction with Oglethorpe’s membership in CFC. Accordingly, there is no market for these investments. The investments in CoBank and GTC represent capital credits. Any distributions of capital credits are subject to the discretion of the Board of Directors of CoBank and GTC. The investments in GSOC represent loan advances. The loan repayment schedule ends in December 2008.

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

               In addition, from the proceeds of the Rocky Mountain transactions, Oglethorpe paid $640,611,000 to a financial institution. In return, this financial institution undertook to pay a portion of Oglethorpe’s lease obligations. Both Oglethorpe’s interest in this payment undertaking agreement and the corresponding lease obligations have been extinguished for financial reporting purposes.

               In connection with six lease transactions relating to Rocky Mountain, RMLC leases from Owner Trusts a 74.61% undivided interest in Rocky Mountain, which RMLC then subleases to Oglethorpe. Under these leases, RMLC is required in 2004 to make rental payments of $54,300,000 to the Owner Trusts. The payment undertaking agreements in connection with these transactions provide for a third party (whose senior debt obligations are rated “AAA” by S&P and “Aaa” by Moody’s) to pay all of RMLC’s remaining periodic basic rent payments under the leases. RMLC remains liable for all rental payments under the leases if the payment undertaker fails to make such payments, although the Owner Trusts have agreed to use due diligence to pursue the payment undertaker before pursuing payment from RMLC.

               The amount of the fair value of Oglethorpe’s guarantee related to the PCBs assumed by GTC is immaterial due to the small amount of assumed principal outstanding and the high credit rating of GTC. The fair value amount relating to the guarantee of rental payments under the Rocky Mountain lease transactions is immaterial due to several factors, including the cash defeased nature of the payment undertaking agreement and related deposit and the high credit rating of the payment undertaker.

3. Income taxes:

               Oglethorpe is a not-for-profit membership corporation subject to federal and state income taxes. As a taxable electric cooperative, Oglethorpe has annually allocated its income and deductions between patronage and non-patronage activities.

               The credit to income tax expense in 2001 resulted from a change in Oglethorpe’s Bylaws, effective January 1, 2002, to allocate as patronage its patronage-sourced income as computed for Federal income tax purposes rather than its book net margin, which historically had been allocated as patronage. In addition, recent legal developments have clarified the scope of what constitutes patronage-sourced income. Based on these legal developments, Oglethorpe, after consultation with its tax advisors, believes that the sale of power to non-members constitutes patronage-sourced income. Consequently, Oglethorpe anticipates that all temporary differences, including those relating to nonmember power sales, that reverse in the future will give rise to patronage-sourced income that will be offset by a patronage dividends deduction. Accordingly, as of December 31, 2001, Oglethorpe reversed $63,485,000 of net deferred tax liabilities and recognized an income tax credit in the same amount.

               Although Oglethorpe believes that its treatment of non-member sales as patronage-sourced income is appropriate, this treatment has not been examined by the Internal Revenue Service. If this treatment was not sustained, Oglethorpe believes that the amount of taxes on such non-member sales, after allocating related expenses against the revenues from such sales, would not have a material adverse effect on its financial condition or results of operation.

               Oglethorpe accounts for its income taxes pursuant to SFAS No. 109. SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.

               A detail of the provision for income taxes in 2003, 2002 and 2001 is shown as follows:

	(dollars in thousands)
	2003	2002	2001

Current
Federal	$(459)	$—	$—
State	—	—	—

	(459)	—	—

Deferred
Federal	—	—	(63,485)
State	—	—	—

	—	—	(63,485)

Income taxes charged to operations	$(459)	$—	$(63,485)

               The difference between the statutory federal income tax rate on income before income taxes and Oglethorpe’s effective income tax rate is summarized as follows:

	2003	2002	2001

Statutory federal income tax rate	35.0%	35.0%	35.0%
Patronage exclusion	(34.7%)	(35.6%)	(376.0%)
Tax credits	(2.6%)	0.0%	0.0%
Other	(0.3%)	0.6%	0.0%

Effective income tax rate	(2.6%)	0.0%	(341.0%)

               The components of the net deferred tax assets as of December 31, 2003 and 2002 were as follows:

	(dollars in thousands)
	2003	2002

Deferred tax assets
Net operating losses	$376,885	$477,975
Member loss carryforwards	—	—
Tax credits (alternative minimum tax and other)	57,700	58,811

Less: Valuation allowance	434,585 (434,585)	536,786 (536,786)

Net deferred tax assets	—	—

Deferred tax liabilities
Depreciation	—	—

	—	—

Net deferred tax liabilities	$—	$—

               As of December 31, 2003, Oglethorpe has federal tax net operating loss carryforwards (“NOLs”), alternative minimum tax credits (AMT) and unused general business credits (consisting primarily of investment tax credits) as follows:

(dollars in thousands)

Expiration Date	Alternative Minimum Tax Credits	Tax Credits	NOLs
2004	$—	$55,663	$114,285
2005	—	189	213,080
2006	—	—	209,009
2007	—	—	86,779
2008	—	—	94,927
2009	—	—	96,394
2010	—	—	77,970
2018	—	—	61,533
2019	—	—	10,516
2020	—	—	4,362
2021	—	—
None	1,848	—	—

	$1,848	$55,852	$968,855

               The NOL expiration dates start in the year 2004 and end in the year 2021. Due to the tax basis method for allocating patronage and as shown by the above valuation allowance, it is not likely that the deferred tax assets related to tax credits and NOLs will be realized. The change in the valuation allowance from 2002 to 2003 was the result of the reduction in deferred tax assets due to the expiration of tax credits and net operating losses and realization of AMT credits. Pursuant to the Job Creation and Worker Assistance Act of 2002, Oglethorpe carried back 2001 AMT loss to offset AMT paid in 1997. As a result, Oglethorpe’s AMT credit carryforwards have been reduced by the amount that was realized due to the carryback claim. It is not likely that the remaining AMT credit will be realized.

4. Capital leases:

               In 1985, Oglethorpe sold and subsequently leased back from four purchasers its 60% undivided ownership interest in Scherer Unit No. 2. The gain from the sale is being amortized over the 36-year term of the leases.

               In 2000, Oglethorpe entered into a power purchase and sale agreement with Doyle I, LLC (“Doyle Agreement”) to purchase all of the output from a five-unit generation facility (“Plant Doyle”) for a period of 15 years. Oglethorpe has the option to purchase Plant Doyle at the end of the 15 year term for $10,000,000, which is considered a bargain purchase price.

               The minimum lease payments under the capital leases together with the present value of the net minimum lease payments as of December 31, 2003 are as follows:

Year Ending December 31,	(dollars in thousands)

	Scherer Unit No. 2	Plant Doyle	Total

2004	$31,863	$12,447	44,310
2005	31,863	12,447	44,310
2006	31,817	12,447	44,264
2007	31,871	12,447	44,318
2008	31,897	12,447	44,344
2009-2021	282,077	92,977	375,054

Total minimum lease payments	441,388	155,212	596,600
Less: Amount representing interest	(189,917)	(45,986)	(235,903)

Present value of net minimum lease payments	251,471	109,226	360,697
Less: Current portion	(12,407)	(6,058)	(18,465)

Long-term balance	$239,064	$103,168	$342,232

               The interest rate on the Scherer No. 2 lease obligation is 6.97%. For Plant Doyle, the lease payments vary to the extent the interest rate on the lessor’s debt varies from 6.00%. At December 31, 2003, the weighted average interest rate on the Plant Doyle lease obligation was 6.61%.

               The Scherer No. 2 lease and the Doyle Agreement meet the definitional criteria to be reported as capital leases. For rate-making purposes, however, Oglethorpe treats these capital leases as operating leases. Accordingly, Oglethorpe includes the actual lease payments in its cost of service. The difference between lease payments and the aggregate of the amortization on the capital lease asset and the interest on the capital lease obligation is recognized as a regulatory asset on the balance sheet pursuant to SFAS No. 71.

5. Long-term debt:

               Long-term debt consists of mortgage notes payable to the United States of America acting through the FFB and the RUS, mortgage notes issued in conjunction with the sale by public authorities of PCBs, and mortgage notes payable to CoBank. At December 31, 2003, Oglethorpe’s headquarters facility was pledged as collateral for the CoBank headquarters note; however, this debt was fully repaid in January 2004 and therefore CoBank no longer has a lien on this facility. Substantially all of the owned tangible and certain of the intangible assets of Oglethorpe are pledged as collateral for the FFB and RUS notes, the CoBank mortgage notes and the mortgage notes issued in conjunction with the sale of PCBs.

               In December 2003, Oglethorpe completed a refunding transaction whereby $133,345,000 of PCBs were issued. The proceeds were used to make PCB principal payments of $33,505,000 due January 1, 2004 and to redeem $104,905,000 of PCBs that reached their first call date on January 1, 2004. In conjunction with this transaction, $13,596,000 was released from debt service reserve funds and applied mainly to the payment of principal and interest due on the bonds being refunded.

               In connection with a 1997 corporate restructuring, 16.86% of the then outstanding secured PCBs were assumed by GTC, including 16.86% of the PCBs that were refinanced in December 2003. However, GTC agreed with Oglethorpe not to participate in this $133,345,000 refinancing to the extent of their assumed obligation in the PCBs. Pursuant to this agreement, Oglethorpe provided a discount to GTC of approximately $7,002,000 on the $23,341,000 of principal payments due from GTC in connection with such refinancings. This $7,002,000 loss will be reported, together with the unamortized transaction costs, as a deferred charge on Oglethorpe’s balance sheet and will be amortized over three and half years.

               The annual interest requirement for 2004 is estimated to be $209,000,000.

               Maturities for the long-term debt and amortization of the capital lease obligations through 2008 are as follows:

	(dollars in thousands)
	2004	2005	2006	2007	2008

FFB and RUS	$101,754	$135,944	$142,921	$150,269	$157,363
CoBank	2,234	214	241	271	305
PCBs(1)	115,069	9,581	13,190	17,604	18,053
Capital leases(2)	18,465	16,818	18,302	19,850	21,528

Total	$237,522	$162,557	$174,654	$187,994	$197,249

(1) 2004 amount includes redemption of $105 million that became callable on January 1, 2004.
(2) Represents principal portion of obligations under capital leases.

               The weighted average interest rate for long-term debt and capital leases was 5.19% at December 31, 2003.

               Oglethorpe has a $50,000,000 committed short-term line of credit with CFC and another $50,000,000 committed short-term line of credit with CoBank. Both of these credit facilities are for general working capital purposes. No balance was outstanding on either of these two lines of credit at either December 31, 2003 or 2002.

               Oglethorpe has a commercial paper program under which it is authorized to issue commercial paper in amounts that do not exceed the amount of its committed backup lines of credit, thereby providing 100% dedicated support for any paper outstanding. Oglethorpe periodically assesses its needs to determine the appropriate amount to maintain in its backup facility, and currently has in place a $295,000,000 committed backup line of credit that expires in September 2004. The facility has a term-out option that allows Oglethorpe to convert, prior to its expiration date, any amounts outstanding under the facility to a one-year term loan. In addition to providing dedicated support for commercial paper, the facility may also be used for working capital and for general corporate purposes. However, any amounts drawn under the facility for working capital or general purposes will reduce the amount of commercial paper that Oglethorpe is authorized to issue. No balance was outstanding on this line of credit at either December 31, 2003 or 2002.

               In May 2003, Oglethorpe completed a transaction by which Talbot EMC and Chattahoochee EMC were merged with and into Oglethorpe (see Note 14 where discussed). Pursuant to the merger, Oglethorpe acquired all of the assets and assumed all of the liabilities of Talbot EMC and Chattahoochee EMC. The assets consist of a 618 MW combustion turbine facility referred to as the Talbot Energy Facility and a 468 MW combined cycle facility referred to as the Chattahoochee Energy Facility. Oglethorpe is financing these generating facilities through two loans from the FFB, guaranteed by the RUS. At December 31, 2003, $564,843,000 had been drawn under these loans, and Oglethorpe expects to receive its final loan advance of approximately $13,000,000 in late 2004. Oglethorpe provided interim financing for these generating facilities through its commercial paper program. However, by December 31, 2003, sufficient funds had been drawn under the FFB loans to retire all outstanding commercial paper issued for this purpose.

6. Electric plant and related agreements:

               Oglethorpe and GPC have entered into agreements providing for the purchase and subsequent joint operation of certain of GPC’s electric generating plants. The plant investments disclosed in the table below represent Oglethorpe’s share in each co-owned plant, and each coowner is responsible for providing its own financing. A summary of Oglethorpe’s plant investments and related accumulated depreciation as of December 31, 2003 is as follows:

	(dollars in thousands)
Plant	Investment	Accumulated Depreciation

In-service
Owned property
Vogtle Units No. 1 & No. 2 (Nuclear – 30% ownership)	$2,742,275	$1,105,996
Hatch Units No. 1 & No. 2 (Nuclear – 30% ownership)	562,527	284,547
Wansley Units No. 1 & No. 2 (Fossil – 30% ownership)	223,208	97,301
Scherer Unit No. 1 (Fossil – 60% ownership)	474,759	240,176
Rocky Mountain Units No. 1, No. 2 & No. 3 (Hydro – 74.6% ownership)	556,039	94,883
Wansley (Combustion Turbine – 30% ownership)	3,629	2,009
Talbot (Combustion Turbine – 100% ownership)	274,118	10,788
Chattahoochee (Combined cycle – 100% ownership)	297,297	7,762
Generation step-up substations	62,792	30,627
Other	98,744	54,563

Property under capital lease
Plant Doyle (Combustion Turbine – 100% leasehold)	126,990	25,998
Scherer Unit No. 2 (Fossil – 60% leasehold)	333,175	152,624

Total in-service	$5,755,553	$2,107,274

Construction work in progress
Generation improvements	$25,107
Other	1,105

Total construction work in progress	$26,212

               Oglethorpe, as of December 31, 2003, estimates property additions (excluding capitalized interest and nuclear fuel) to be approximately $66,300,000 in 2004, $59,200,000 in 2005 and $88,700,000 in 2006, primarily for replacements and additions to generation facilities.

               Oglethorpe’s proportionate share of direct expenses of joint operation of the above plants is included in the corresponding operating expense captions (e.g., fuel, production or depreciation) on the accompanying statements of revenues and expenses.

               On November 7, 2003, Oglethorpe completed the sale of Plant Tallassee. The purchaser assumed responsibility for any asset retirement obligations associated with Plant Tallassee. Oglethorpe had previously recorded a reserve to provide for the cost to retire the generating facility and, as result of the sale, such reserve was reversed and a corresponding credit to expense of approximately $2.8 million was recorded in the fourth quarter of 2003.

7. Employee benefit plans:

               Oglethorpe has a money purchase pension plan. Under this plan, Oglethorpe contributes 5%, subject to IRS limitations, of each employee’s annual compensation. In addition, older employees who participated in the now-terminated defined benefit pension plan receive an additional 1% to 2% of compensation through December 31, 2003. Oglethorpe’s contributions to the plan were approximately $696,000 in 2003, $513,000 in 2002 and $498,000 in 2001.

               Oglethorpe has a contributory 401(k) plan covering substantially all employees. The employee may contribute, subject to IRS limitations, up to 60% of their annual compensation. Oglethorpe, at its discretion, may match the employee’s contribution and has done so each year of the plan’s existence. Oglethorpe’s current policy is to match the employee’s contribution as long as there is sufficient margin to do so. The match, which is calculated each pay period, currently can be equal to as much as three-quarters of the first 6% of the employee’s compensation, depending on the amount and timing of the employee’s contribution. Oglethorpe’s contributions to the plan were approximately $566,000 in 2003, $621,000 in 2002 and $463,000 in 2001.

8. Nuclear insurance:

               GPC, on behalf of all the co-owners of Plants Hatch and Vogtle, is a member of Nuclear Electric Insurance, Ltd. (“NEIL”), a mutual insurer established to provide property damage insurance coverage in an amount up to $500,000,000 for members’ nuclear generating facilities. In the event that losses exceed accumulated reserve funds, the members are subject to retroactive assessments (in proportion to their premiums). The portion of the current maximum annual assessment for GPC that would be payable by Oglethorpe, based on ownership share, is limited to approximately $6,893,000 for each nuclear incident.

               GPC, on behalf of all the co-owners of Plants Hatch and Vogtle, has coverage under NEIL II, which provides insurance to cover decontamination, debris removal and premature decommissioning as well as excess property damage to nuclear generating facilities for an additional $2,250,000,000 for losses in excess of the $500,000,000 primary coverage described above. Under the NEIL policies, members are subject to retroactive assessments in proportion to their premiums if losses exceed the accumulated funds available to the insurer under the policy. The portion of the current maximum annual assessment for GPC that would be payable by Oglethorpe, based on ownership share, is limited to approximately $8,396,000.

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

               The Price-Anderson Act, as amended in 1988, limits public liability claims that could arise from a single nuclear incident to $10,862,000 which amount is to be covered by private insurance and a mandatory program of deferred premiums that could be assessed against all owners of nuclear power reactors. Such private insurance provided by American Nuclear Insurers (“ANI”) (in the amount of $300,000,000 for each plant, the maximum amount currently available) is carried by GPC for the benefit of all the co-owners of Plants Hatch and Vogtle. Agreements of indemnity have been entered into by and between each of the co-owners and the NRC. In the event of a nuclear incident involving any commercial nuclear facility in the country involving total public liability in excess of $200,000,000, a licensee of a nuclear power plant could be assessed a deferred premium of up to $100,590,000 per incident for each licensed reactor operated by it, but not more than $10,000,000 per reactor per incident to be paid in a calendar year. On the basis of its sell-back adjusted ownership interest in four nuclear reactors, Oglethorpe could be assessed a maximum of $120,708,000 per incident, but not more than $12,000,000 in any one year. The Price-Anderson Amendments Act expired in August 2002; however, the indemnity provisions of the Act remain in place for commercial nuclear reactors.

               All retrospective assessments, whether generated for liability or property, may be subject to applicable state premium taxes.

               Following the terrorist attacks of September 2001, both ANI and NEIL confirmed that terrorist acts against commercial nuclear power stations would be covered under their insurance. Both companies, however, revised their policy terms on a prospective basis to include an industry aggregate for all “non-certified” terrorists acts (i.e., acts that are not certified acts of terrorism pursuant to the Terrorism Risk Insurance Act of 2002 (“TRIA”). The NEIL aggregate — applies to non-certified claims stemming from terrorism within a 12-month duration — is $3.24 billion plus any amounts available through reinsurance or indemnity from an outside source. The non-certified ANI cap is a $300 million shared industry aggregate. Any act of terrorism that is certified pursuant to the TRIA will not be subject to the foregoing NEIL and ANI limitations, but will be subject to the TRIA annual aggregate limitation of $100 billion of insured losses arising from certified acts of terrorism. The TRIA provides that it will expire on December 31, 2005.

9. Commitments:

a. Power purchase and sale agreements

               Oglethorpe is utilizing power marketer arrangements to reduce the cost of power to the Members. Oglethorpe has a power marketer agreement with LEM, for approximately 50% of the load requirements of 37 of the Members and an additional power marketer agreement with Morgan Stanley, effective May 1, 1997, with respect to 50% of the 39 Members’ then forecasted load requirements. The LEM agreement is based on the actual requirements of the participating Members during the contract term, whereas the Morgan Stanley agreement represents a fixed supply obligation. Generally, these arrangements benefit the Members by limiting the risk of unit non-availability and by providing future power needs at a fixed price. Most of Oglethorpe’s generating facilities and power purchase arrangements are available for use by LEM and Morgan Stanley. Oglethorpe continues to be responsible for all of the costs of its system resources but receives revenue from LEM and Morgan Stanley for the use of the resources. After taking into account the Oglethorpe resources made available to LEM and Morgan Stanley for their use, Oglethorpe estimates that about 30% of its power supply capability in 2004 will be provided by these contracts.

               The Morgan Stanley agreement has a term extending to March 31, 2005, but the purchases for certain Members decline to zero prior to that date.

               The LEM agreement has a term extending through 2011, but pursuant to its rights under the agreement, LEM has given notice to terminate the agreement as of December 31, 2004.

               In February 2001, LEM and its affiliates initiated a binding arbitration process to resolve certain issues relating to the interpretation and administration of the LEM agreement and a similar agreement with Oglethorpe that expired by its terms in 1999. In April 2002, Oglethorpe and LEM settled this arbitration. As part of the settlement, Oglethorpe paid LEM approximately $48,500,000. Oglethorpe recorded a reserve of $36,000,000 in 2001 and increased the reserve by an additional expense of $12,500,000 in 2002.

               In addition, Oglethorpe has entered into various long-term power purchase agreements. As of December 31, 2003, Oglethorpe’s minimum purchase commitments under these agreements, without regard to capacity reductions or adjustments for changes in costs, for the next five years and thereafter are as follows:

Year Ending December 31,	(dollars in thousands)

2004	$47,641
2005	48,404
2006	33,420
2007	28,575
2008	28,800
Thereafter	332,202

               Oglethorpe’s power purchases from these agreements amounted to approximately $79,371,000 in 2003, $100,836,000 in 2002 and $130,110,000 in 2001.

               Oglethorpe has entered into an agreement with Alabama Electric Cooperative to sell 100 MW of capacity for the period June 1998 through December 2005.

b. Operating leases

               In December 1999 and March 2000, Oglethorpe sold existing coal rail cars and subsequently entered into rental agreements with various terms and expiration dates for the existing and for additional new coal rail cars. On September 23, 2003, Oglethorpe closed a $29 million fifteen-year operating lease related to 523 railcars. The railcars are used to transport coal from the Powder River Basin in Wyoming to Plant Scherer in Georgia. As of December 31, 2003, Oglethorpe’s estimated minimum rental commitments for these operating leases over the next five years and thereafter are as follows:

Year Ending December 31,	(dollars in thousands)

2004	$4,868
2005	4,868
2006	4,868
2007	5,116
2008	5,117
Thereafter	80,049

               Rental expenses incurred under these railcars totalled $3,610,000 in 2003, $3,188,000 in 2002 and $3,354,000 in 2001. The rental expenses for the railcars leases are added to the cost of the fossil inventories.

10. Guarantees:

               In November 2002, the FASB issued Interpretation No. 45, Accounting and Disclosure Requirements for Guarantees. The disclosure provisions of the interpretation are effective for financial statements of annual periods that end after December 15, 2002. In addition, Interpretation No. 45 requires recognition of a liability at inception for certain new or modified guarantees issued after or modified after December 31, 2002. As of December 31, 2003, Oglethorpe’s guarantees included those disclosed in Note 5 for PCBs assumed by GTC in connection with a corporate restructuring and in Note 2 for rental payments due under the terms of the Rocky Mountain transactions.

11. Environmental matters:

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

b. Clean Air Act

               On December 20, 2002, the Sierra Club, Physicians for Social Responsibility, Georgia Forest Watch and one individual filed suit in Federal Court in Georgia against GPC, alleging violations of the Clean Air Act at Plant Wansley. The complaint alleges violations of opacity limits at both the coal fired units, in which Oglethorpe is a co-owner, and other violations at several of the combined cycle units where Oglethorpe has no ownership interest. This civil action requests injunctive and declaratory relief, civil penalties, a supplemental environmental project and attorneys’ fees. While Oglethorpe believes that Plant Wansley has complied with applicable laws and regulations, resolution of this matter is uncertain at this time, as is any responsibility of Oglethorpe for a share of any penalties or other costs that might be assessed against GPC.

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

12. Ad Valorem Tax Matters

               Fulton County Appeal. On October 20, 2003, the Georgia Department of Revenue issued a “proposed assessment” of Oglethorpe’s property located in the state of Georgia. The proposed assessment sets forth the statewide value and the value of property located in each of twelve Georgia counties where Oglethorpe owns assets. The proposed assessment is sent to each of these counties; the counties then issue their final assessments. On November 21, 2003, Oglethorpe appealed this proposed assessment by filing a complaint in the Fulton County Superior Court. The complaint challenges the state’s proposed assessment as it relates to the valuation of Plant Vogtle in Burke County. Oglethorpe believes that the proposed valuation of Oglethorpe’s interest in Plant Vogtle of $1,286,125,359 is overstated by approximately $100 million. This complaint will be heard by the Fulton County Superior Court, with the right of appeal to the Georgia appellate courts.

               Monroe County Appeal. On October 28, 2003, the Monroe County Board of Assessors issued its assessment of Oglethorpe’s interest in Plant Scherer. While the state valued this interest at $330,538,885, Monroe County’s assessment used a valuation of $898,722,327. On December 11, 2003, Oglethorpe appealed Monroe County’s valuation by filing a notice of arbitration with the Superior Court of Monroe County. The arbitration will be heard by a panel of arbitrators, with the right of appeal first to Monroe County Superior Court and then to the Georgia appellate courts.

               Oglethorpe accrues for property taxes on a monthly basis, which are generally paid in the fourth quarter of the year. Until the Fulton County appeal is resolved, Oglethorpe will only be required to pay the undisputed amounts of ad valorem taxes. For 2003, Oglethorpe increased its accrual by $5,730,000 for property taxes relating to Plant Vogtle and Plant Scherer; however, Oglethorpe plans to vigorously oppose these increased assessments through the appeals process described above.

13. Quarterly financial data (unaudited):

               Summarized quarterly financial information for 2003 and 2002 is as follows:

	(dollars in thousands)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2003
Operating revenues	$273,491	$292,611	$352,285	$285,166
Operating margin	55,078	54,605	57,278	40,451
Net margin	9,919	6,491	6,212	(5,773)
2002
Operating revenues	$287,878	$279,527	$325,706	$270,210
Operating margin	55,606	58,153	57,069	37,624
Net margin	9,269	9,409	7,371	(8,509)

               The negative net margin for the fourth quarter of 2003 is the result of a reduction to revenue requirements of $10,394,000, approved by Oglethorpe’s Board of Directors. The negative net margin for the fourth quarter of 2002 primarily resulted from charges associated with the early retirement of Plant Tallassee.

14. Merger of Chattahoochee EMC and Talbot EMC

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

               Oglethorpe is financing these generating facilities through two loans from the FFB, guaranteed by the RUS. At December 31, 2003, $564,843,000 had been drawn under these loans, and Oglethorpe expects to receive its final loan advance of approximately $13,000,000 in late 2004. Oglethorpe provided interim financing for these generating facilities through its commercial paper program. However, by December 31, 2003, sufficient funds had been drawn under the FFB loans to retire all outstanding commercial paper issued for this purpose.

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

               Oglethorpe’s system of internal controls is evaluated on an ongoing basis by a qualified internal audit staff. The Corporation’s independent public accountants (PricewaterhouseCoopers LLP) also consider certain elements of the internal control system in order to determine their auditing procedures for the purpose of expressing an opinion on the financial statements.

               PricewaterhouseCoopers LLP also provides an objective assessment of how well management meets its responsibility for fair financial reporting. Management believes that its policies and procedures provide reasonable assurance that Oglethorpe’s operations are conducted with a high standard of business ethics. In management’s opinion, the financial statements present fairly, in all material respects, the financial position, results of operations, and cash flows of Oglethorpe.

Thomas A. Smith
President and Chief Executive Officer

REPORT OF INDEPENDENT AUDITORS

               To the Board of Directors of Oglethorpe Power Corporation:

               In our opinion, the accompanying balance sheets and statements of capitalization and the related statements of revenues and expenses, patronage capital and of cash flows present fairly, in all material respects, the financial position of Oglethorpe Power Corporation at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP Atlanta, Georgia March 17, 2004

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

               Within 90 days prior to the filing date of this report, Oglethorpe carried out an evaluation, under the supervision and with the participation of its management, including its President and Chief Executive Officer and Senior Vice President, Finance & Planning, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d–14(c) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the President and Chief Executive Officer and the Senior Vice President, Finance & Planning concluded that Oglethorpe’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Oglethorpe in the reports that Oglethorpe files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods required by the Securities Exchange Act and the rules thereunder.

               No significant changes occurred in Oglethorpe’s internal controls or in other factors that could significantly affect its internal controls since the date of its evaluation. Oglethorpe has not found any significant deficiencies or material weaknesses in these controls which require any corrective actions since the date of Oglethorpe’s evaluation.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               The Members of Oglethorpe amended Oglethorpe’s Bylaws on November 10, 2003, to change the composition of and the size of Oglethorpe’s Board of Directors from ten to thirteen directors. The current Board of Directors will serve until the Annual Meeting of the Members on March 29, 2004, at which time the Members will elect new directors to fill the positions created by the amended Bylaws. The new thirteen member Board of Directors will consist of eleven directors elected from the Members (the “Member Directors”) and two independent outside directors (the “Outside Directors”). Five of the Member Directors must be a general manager of an Oglethorpe Member located in each of five geographical regions of the State of Georgia. An additional five Member Directors must be a director of an Oglethorpe Member located in each of five geographical regions of the State of Georgia. The eleventh Member Director must be a director of an Oglethorpe Member. An Oglethorpe Member may not have both its general manager and one of its directors serve as a director of Oglethorpe at the same time.

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

               Oglethorpe is managed and operated under the direction of a President and Chief Executive Officer, who is appointed by the Board of Directors. The Senior Officers and Directors of Oglethorpe are as follows:

Name	Age	Position
Thomas A. Smith	49	President and Chief Executive Officer
Michael W. Price	43	Chief Operating Officer
W. Clayton Robbins	57	Senior Vice President, Administration and Risk Management
Elizabeth B. Higgins	35	Senior Vice President, Finance & Planning
Benny W. Denham	73	Chairman of the Board, Member Director, Southwest Region
Larry N. Chadwick	63	Member Director, Northwest Region
Marshall S. Millwood	54	Member Director, Northeast Region
J. Sam L. Rabun	72	Member Director, Central Region and Vice Chairman
Robert E. Rentfrow	49	Member Director, Southeast Region
H.B. Wiley, Jr.	59	Member Director Statewide
Ashley C. Brown	58	Outside Director
Wm. Ronald Duffey	62	Outside Director
John S. Ranson	74	Outside Director
Jeffrey D. Tranen	57	Outside Director

               Oglethorpe has an Audit Committee, whose members are Ashley Brown, Wm. Ronald Duffey, Marshall Millwood, Robert Rentfrow and H.B. Wiley, Jr. Mr. Brown is the Chairman of the Audit Committee. The Board of Directors has determined that an audit committee financial expert serves on the Audit Committee. Mr. Duffey qualifies as an independent audit committee financial expert.

               Oglethorpe has adopted a Code of Ethics that applies to the Senior Officers and the Controller of Oglethorpe.

               Thomas A. Smith is the President and Chief Executive Officer of Oglethorpe and has served in that capacity since September 1999. He previously served as Senior Vice President and Chief Financial Officer of Oglethorpe from September 1998 to August 1999, Senior Financial Officer from 1997 to August 1998, Vice President, Finance from 1986 to 1990, Manager of Finance from 1983 to 1986 and Manager, Financial Services from 1979 to 1983. From 1990 to 1997, Mr. Smith was Senior Vice President of the Rural Utility Banking Group of CoBank, where he managed the bank’s eastern division, rural utilities. Mr. Smith is a Certified Public Accountant, has a Master of Science degree in Industrial Management-Finance from the Georgia Institute of Technology, a Master of Science degree in Analytical Chemistry from Purdue University and a Bachelor of Arts degree in Mathematics and Chemistry from Catawba College. Mr. Smith is a Director of GSOC, ACES Power Marketing (where he also chairs their Risk Oversight Committee), the Georgia Chamber of Commerce, and En-Touch Systems, Inc. in Houston, Texas. Mr. Smith is also a member of the NERC Stakeholders Committee and a member of the Advisory Board of Mid-South Telecommunications, Inc. in Houston, Texas.

               Michael W. Price is the Chief Operating Officer of Oglethorpe and has served in that office since February 1, 2000. Mr. Price served GSOC from January 1999 to January 2000, first as Senior Vice President and then as Chief Operating Officer. He served as Vice President of System Planning and Construction of GTC from May 1997 to December 1998. He served as a manager of system control of GSOC from January to May 1997. From 1986 to 1997, Mr. Price served Oglethorpe in the areas of control room operations, system planning, construction and engineering, and energy management systems. Prior to joining Oglethorpe, he was a field test engineer with the TVA from 1983 to 1986. Mr. Price has a Bachelor of Science degree in Electrical Engineering from Auburn University. Mr. Price is a Director of Southeastern Federal Power Customers, Inc., ACES Power Marketing, the Research Advisory Committee of Electric Power Research Institute, and serves on the Advisory Board of Garrard Construction.

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

               Elizabeth B. Higgins is the Senior Vice President, Finance & Planning and has served in that office since July 2003. Ms. Higgins served as Vice President, Planning, Rates & Analysis of Oglethorpe from July 2000 to July 2003. Ms. Higgins served as the Vice President and Assistant to the Chief Executive Officer from October 1999 to July 2000 and served in other capacities for Oglethorpe from April 1997 to September 1999. Prior to that, Ms. Higgins served as Project Manager at Southern Engineering from October 1995 to April 1997, as Senior Consultant at Deloitte & Touche, LLP from April 1995 to October 1995, and as Senior Consultant at Energy Management Associates from June 1991 to April 1995. In these positions, Ms. Higgins was responsible for competitive bidding analyses, rate designs, integrated resource planning studies, operational/dispatch studies, bulk power market analysis, merger analyses and litigation support. Ms. Higgins has a Bachelor of Industrial Engineering degree from the Georgia Institute of Technology and a Master of Business Administration degree from Georgia State University.

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

               Larry N. Chadwick is the Member Director from the Northwest Region. He is also a member of the Compensation Committee. He has been the owner of Chadwick’s Hardware in Woodstock, Georgia since 1983. He has served on the Board of Directors of Oglethorpe since July 1989. His present term will expire in March 2005. Mr. Chadwick is an engineer, with experience in the design of hydrogen gas plants. He is Chairman of the Board of Cobb EMC.

               Marshall S. Millwood is the Member Director from the Northeast Region. He became a member of the Board of Directors in March 2003 and his term will expire in March 2006. He is also a member of the Audit Committee. He has been the owner and operator of Marjomil Inc., a poultry and cattle farm in Forsyth County, Georgia, since 1998. He is a Director of Sawnee EMC.

               J. Sam L. Rabun is the Vice-Chairman of the Board and is the Member Director from the Central Region. He is also the Chairman of the Compensation Committee. He has been the owner and operator of a farm in Jefferson County, Georgia since 1979. He is also a 50% owner of R&R Livestock Farms, Inc. He has served on the Board of Directors of Oglethorpe since March 1993. His present term will expire in March 2004. Mr. Rabun served as the President of the Board of Jefferson EMC from 1993 to 1996, was employed as General Manager from 1974 to 1979 and as Office Manager and Accountant from 1970 to 1974. Mr. Rabun is Vice-Chairman of the Board of the Georgia Energy Cooperative.

               Robert E. Rentfrow is the Member Director from the Southeast Region. Mr. Rentfrow became a Member of the Board of Directors of Oglethorpe in June 2002. Mr. Rentfrow is a member of the Audit Committee. Mr. Rentfrow’s term on the Board of Directors of Oglethorpe will expire in 2005. Mr. Rentfrow has been the President and Chief Executive Officer of Satilla Rural EMC since January 1996 and has been associated with EMCs in Georgia for the past 17 years. Mr. Rentfrow serves as Director on the Governor’s Workforce Investment Board and is a member of the South East Georgia Financial Board. Mr. Rentfrow also serves as Chairman of the Bacon County Industrial Building Authority and is a member of the Waycross College Board of Trustees. Mr. Rentfrow is a graduate of Southern Technical Institute and Georgia Southern College.

               H.B. Wiley, Jr. is the Member Director elected statewide. He became a member of the Board of Directors in March 2003 and his term will expire in March 2006.Mr. Wiley previously served as a member of the Board of Directors from July 1994 until March 1997.He is also a member of the Audit Committee. Mr. Wiley has been an associate broker in real estate since 1994. Prior to that he owned and operated a dairy farm in Oconee County, Georgia from 1973 to 1994. During that time he served on the board of Atlanta Dairies Cooperative and Georgia Milk Producers Board. He has been a director of Walton EMC since June 1993, and served as its Chairman of the Board from June 2000 to June 2003. Mr. Wiley has Bachelor of Science degree from the University of Georgia. Mr. Wiley served in the U.S. Army Engineers from 1968 to 1971, and received a Bronze Star for service in Vietnam.

               Ashley C. Brown is an Outside Director. He has served on the Board of Directors of Oglethorpe since March 1997. He is the Chairman of the Audit Committee. His present term will expire in March 2004. He has been Executive Director of the Harvard Electricity Policy Group at Harvard University’s John F. Kennedy School of Government since 1993. In addition, he has been Of Counsel to the law firm of LeBoeuf, Lamb, Greene and MacRae since May 1997. From April 1983 through April 1993, Mr. Brown served as Commissioner of the Public Utilities Commission of Ohio. Prior to his appointment to the Ohio Commission, he was Coordinator and Counsel of the Montgomery County, Ohio, Fair Housing Center. From 1979 to 1981, he was Managing Attorney for the Legal Aid Society of Dayton (Ohio), Inc. From 1977 to 1979, he was Legal Advisor of the Miami Valley Regional Planning Commission in Dayton, Ohio. In addition, Mr. Brown has extensive teaching experience in public schools and universities and has published widely in the field of utility regulation. Mr. Brown has a law degree from the University of Dayton School of Law, a Master of Arts degree from the University of Cincinnati, and a Bachelor of Science degree from Bowling Green State University.

               Wm. Ronald Duffey is an Outside Director. He has served on the Board of Directors of Oglethorpe since March 1997. He is a member of the Audit Committee. His term will expire in March 2004. Mr. Duffey is the President and Chief Executive Officer and a director of Peachtree National Bank in Peachtree City, Georgia, a wholly owned subsidiary of Synovus Financial Corp. Prior to his employment in 1985 with Peachtree National Bank, Mr. Duffey served as Executive Vice President and Member of the Board of Directors for First National Bank in Newnan, Georgia. He holds a Bachelor of Business Administration from Georgia State College with a concentration in finance and has completed banking courses at the School of Banking of the South, Louisiana State University, the American Bankers Association School of Bank Investments, and The Stonier Graduate School of Banking, Rutgers University. Mr. Duffey is a Director of Fayette Community Hospital.

               John S. Ranson is an Outside Director. He has served on the Board of Directors of Oglethorpe since March 1997. His term will expire in March 2004. He is also a member of the Compensation Committee. He has been the President of Ranson Municipal Consultants, L.L.C., a financial advisor in Wichita, Kansas, since 1994. From 1990 to 1994, Mr. Ranson was Chairman of Ranson Capital Corp., an investment banking firm. Mr. Ranson has been in the investment banking business since 1953. His public finance clients have included the Kansas Turnpike Authority, the Kansas Municipal Energy Agency, the Kansas Municipal Gas Agency, and the Kansas City (Kansas) Board of Public Utilities. Mr. Ranson received his Bachelor of Science in Business Administration from the University of Kansas (Lawrence, Kansas) and attended the Navy Supply Corps School in Bayonne, New Jersey.

               Jeffrey D. Tranen is an Outside Director. He has served on the Board of Directors of Oglethorpe since March 2000. His present term will expire in March 2004. Since May 2000, he has served as Senior Vice President of Lexecon, an economic, regulatory and business strategy consulting firm. Prior to that, he served as President and Chief Operating Officer of Sithe Northeast, a merchant generation company from 1999 to 2000. Mr. Tranen served as the President and Chief Executive Officer of the California Independent System Operator from 1997 to 1999. From 1970 to 1997, Mr. Tranen worked in several positions for the New England Electric System, most recently as Senior Vice President of the New England Electric System. He is currently a member of the Board of Directors of Doble Engineering Co. Mr. Tranen has a Bachelor of Science in Electrical Engineering and a Master of Science in Electrical Engineering from the Massachusetts Institute of Technology.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for Oglethorpe’s President and Chief Executive Officer and for the three other executive officers, all compensation paid or accrued for services rendered in all capacities during the years ended December 31, 2003, 2002 and 2001.

		Annual Compensation		All Other

Name and Principal Position	Year	Salary	Bonus	Compensation	(1)

Thomas A. Smith	2003	$325,000	$91,910	$169,810	(2)
President and Chief Executive Officer	2002	320,000	115,349	193,736
	2001	292,500	87,320	90,529

Michael W. Price	2003	206,669	56,198	19,438
Chief Operating Officer	2002	196,267	70,530	19,346
	2001	182,008	54,464	26,527

W. Clayton Robbins	2003	182,640	43,878	21,921
Senior Vice President, Administration and	2002	176,483	55,068	17,473
Risk Management	2001	169,417	44,160	17,640

Elizabeth B. Higgins	2003	164,683	42,067	73,404	(3)
Senior Vice President, Finance & Planning	2002	148,434	46,381	16,165
	2001	143,333	26,825	15,401

(1)	Figures for 2003 consist of contributions made by Oglethorpe under the 401(k) Retirement Savings Plan on behalf of Mr. Smith, Mr. Price, Mr. Robbins and Ms. Higgins of $9,000, $9,000, $9,978 and $8,137, respectively; contributions under Oglethorpe’s Money Purchase Pension Plan on behalf of Mr. Smith, Mr. Price, Mr. Robbins and Ms. Higgins of $10,000, $10,000, $10,369 and $10,000, respectively; and insurance premiums paid on term life insurance on behalf of Mr. Smith, Mr. Price, Mr. Robbins and Ms. Higgins of $810, $438, $1,574 and $267, respectively.

(2)	Includes a contribution under Oglethorpe’s Executive Supplemental Retirement Plan of $75,000 and retention bonuses of $75,000 paid pursuant to Mr. Smith’s employment agreement.

(3)	Includes retention bonuses of $55,000 paid pursuant to Ms. Higgins’ employment agreement.

Compensation of Directors

               Oglethorpe pays its Outside Directors a fee of $5,500 per Board meeting for four meetings in a year; a fee of $1,000 per Board meeting will be paid for the remaining other Board meetings in a year. Outside Directors are also paid $1,000 per day for attending committee meetings, annual meetings of the Members or other official business of Oglethorpe. Member Directors are paid a fee of $1,000 per Board meeting and $600 per day for attending committee meetings, annual meetings of the Members or other official business of Oglethorpe. In addition, Oglethorpe reimburses all Directors for out-of-pocket expenses incurred in attending a meeting. All Directors are paid $50 per day when participating in meetings by conference call. The Chairman of the Board is paid an additional 20% of his Director’s fee per Board meeting for time involved in preparing for the meetings.

Employment Contracts

               Oglethorpe entered into an Employment Agreement with Thomas A. Smith, Oglethorpe’s President and Chief Executive Officer, effective March 15, 2002. The agreement extends until December 31, 2004, and automatically renews for successive one-year periods unless either party gives notice of termination 24 months prior to the expiration of the agreement or any extension of the agreement. The agreement has automatically renewed until December 31, 2006. Mr. Smith’s minimum base salary is $325,000 per year, and is annually adjusted by the Board of Directors of Oglethorpe. Mr. Smith is entitled to a retention bonus of $25,000 if he remains employed by Oglethorpe through 2004. In addition, Mr. Smith has opportunities for variable pay for accomplishing goals set by Oglethorpe’s Board of Directors each year.

               Upon the occurrence of any of the following events, Mr. Smith will be entitled to a lump-sum severance payment: (1) Oglethorpe terminates Mr. Smith’s employment without cause; (2) Mr. Smith resigns within 180 days of a material reduction or alteration of his title or responsibilities or a change in the location of Mr. Smith’s principal office by more than 50 miles; (3) Oglethorpe is sold or Oglethorpe sells essentially all of its assets or control of its assets, and the sale results in a termination of Mr. Smith’s employment as President and Chief Executive Officer of Oglethorpe or a material reduction of his title or responsibilities; or (4) an event of default under Oglethorpe’s RUS loan contract occurs and is continuing and RUS requests that Oglethorpe terminate Mr. Smith. The severance payment will equal Mr. Smith’s base salary through the rest of the term of the agreement (with a minimum of one year’s pay and a maximum of two years’ pay) plus the cost of providing all health and dental insurance for the longer of one year or the remaining term of the agreement.

               Oglethorpe has also entered into Employment Agreements with Michael W. Price, W. Clayton Robbins and Elizabeth B. Higgins, Oglethorpe’s Chief Operating Officer, Senior Vice President of Administration and Risk Management and Senior Vice President of Finance & Planning, respectively. Each agreement automatically renews for successive one-year periods ending each December 31 unless either party gives notice of termination 13 months prior to the expiration of any extension of the Agreement. Minimum annual base salaries are $172,000 for Mr. Price, $164,000 for Mr. Robbins and $165,000 for Ms. Higgins. Ms. Higgins entered into an amendment to her employment agreement on February 19, 2003 and is entitled to a retention bonus of $25,000 in 2004. Salaries are annually adjusted by the Board of Directors of Oglethorpe. Each executive has opportunities for variable pay for accomplishing goals set by Oglethorpe’s Board of Directors each year.

               Under each Employment Agreement, the executive will be entitled to a lump-sum severance payment if Oglethorpe terminates the executive without cause or if the executive resigns after (1) a demotion or a material reduction or alteration of the executive’s title or responsibilities, (2) a reduction of the executive’s base salary or (3) a change in the location of the executive’s principal office by more than 50 miles. The severance payment will equal the executive’s base salary for one year, plus the equivalent of six months’ medical allowance.

Compensation Committee Interlocks and Insider Participation

               J. Calvin Earwood, John S. Ranson and Larry N. Chadwick served as members of the Oglethorpe Power Corporation Compensation Committee from January through March of 2003. Sam L. Rabun replaced Mr. Earwood on this committee for the remainder of 2003. Mr. Earwood served as an executive officer of Oglethorpe from 1984 until March 2003 and served as the Chairman of the Board from 1989 until March 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

               Not applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               Robert E. Rentfrow is a Director of Oglethorpe and the President and Chief Executive Officer of Satilla Rural EMC. Satilla Rural EMC is a Member of Oglethorpe and has a Wholesale Power Contract with Oglethorpe. Satilla Rural EMC’s payments to Oglethorpe under the Wholesale Power Contract accounted for approximately 3% of Oglethorpe’s total revenues and 44% of Satilla Rural EMC’s total revenues in 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

               For 2003 and 2002, fees for services provided by Oglethorpe’s principal accountants, PricewaterhouseCoopers LLP were as follows:

	(dollars in thousands)
	2003	2002

Audit Fees(1)	$172	$180
Tax Fees(2)	63	30
Audit-Related Fees(3)	37	—
All Other Fees(4)	—	292

Total	$272	$502

(1)	Audit of annual financial statements and review of financial statements included in SEC filings.

(2)	Professional tax services including tax consultation and tax return preparation.

(3)	Services rendered in connection with the review of an SEC comment letter.

(4)	Services rendered in connection with Oglethorpe’s information technology Enterprise Security Assessment and Strategy Project.

               In considering the nature of the services provided by the independent auditor, the Audit Committee determined that such services are compatible with the provision of independent audit services. The Audit Committee discussed these services with Management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

Pre-Approval Policy

               The services performed by Pricewaterhouse-Coopers LLP, in 2003 were pre-approved in accordance with the pre-approval policy and procedures adopted by the Audit Committee. The policy requires that requests for all services must be submitted to the Audit Committee for specific pre-approval and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

			Page

(a)	List of Documents Filed as a Part of This Report.

	(1)	Financial Statements (Included under “Financial Statements
		and Supplementary Data”)
		Statements of Revenues and Expenses, For the Years Ended
		December 31, 2003, 2002 and 2001	53
		Balance Sheets, As of December 31, 2003 and 2002	54
		Statements of Capitalization, As of December 31, 2003 and 2002	56
		Statements of Cash Flows, For the Years Ended December 31, 2003, 2002 and 2001	57
		Statements of Patronage Capital and Membership Fees
		And Accumulated Other Comprehensive Margin
		For the Years Ended December 31, 2003, 2002 and 2001	58
		Notes to Financial Statements	59
		Report of Management	75
		Report of Independent Auditors	75

	(2)	Financial Statement Schedules

		None applicable.

	(3)	Exhibits

               Exhibits marked with an asterisk (*) are hereby incorporated by reference to exhibits previously filed by the Registrant as indicated in parentheses following the description of the exhibit.

Number		Description

*2.1	—	Second Amended and Restated Restructuring Agreement, dated February 24, 1997, by and among Oglethorpe, Georgia Transmission Corporation (An Electric Membership Corporation) and Georgia System Operations Corporation. (Filed as Exhibit 2.1 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*2.2	—	Member Agreement, dated August 1, 1996, by and among Oglethorpe, Georgia Transmission Corporation (An Electric Membership Corporation), Georgia System Operations Corporation and the Members of Oglethorpe. (Filed as Exhibit 2.2 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*3.1(a)	—	Restated Articles of Incorporation of Oglethorpe, dated as of July 26, 1988. (Filed as Exhibit 3.1 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1988, File No. 33-7591.)
*3.1(b)	—	Amendment to Articles of Incorporation of Oglethorpe, dated as of March 11, 1997. (Filed as Exhibit 3(i)(b) to the Registrant’s Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
3.2

*4.1	—	Form of Serial Facility Bond Due June 30, 2011 (included in Collateral Trust Indenture filed as Exhibit 4.2.)
*4.2	—	Collateral Trust Indenture, dated as of December 1, 1997, between OPC Scherer 1997 Funding Corporation A, Oglethorpe and SunTrust Bank, Atlanta, as Trustee. (Filed as Exhibit 4.2 to the Registrant’s Form S-4 Registration Statement, File No. 333-42759.)
*4.3	—	Nonrecourse Promissory Lessor Note No. 2, with a Schedule identifying three other substantially identical Nonrecourse Promissory Lessor Notes and any material differences. (Filed as Exhibit 4.3 to the Registrant’s Form S-4 Registration Statement, File No. 333-42759.)
*4.4	—	Amended and Restated Indenture of Trust, Deed to Secure Debt and Security Agreement No. 2, dated December 1, 1997, between Wilmington Trust Company and NationsBank, N.A. collectively as Owner Trustee, under Trust Agreement No. 2, dated December 30, 1985, with DFO Partnership, as assignee of Ford Motor Credit Company, and The Bank of New York Trust Company of Florida, N.A. as Indenture Trustee, with a Schedule identifying three other substantially identical Amended and Restated Indentures of Trust, Deeds to Secure Debt and Security Agreements and any material differences. (Filed as Exhibit 4.4 to the Registrant’s Form S-4 Registration Statement, File No. 333-42759.)
*4.5(a)	—	Lease Agreement No. 2 dated December 30, 1985, between Wilmington Trust Company and William J. Wade, as Owner Trustees under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, Lessor, and Oglethorpe, Lessee, with a Schedule identifying three other substantially identical Lease Agreements. (Filed as Exhibit 4.5(b) to the Registrant’s Form S-1 Registration Statement, File No. 33-7591.)
*4.5(b)	—	First Supplement to Lease Agreement No. 2 (included as Exhibit B to the Supplemental Participation Agreement No. 2 listed as 10.1.1(b)).
*4.5(c)	—	First Supplement to Lease Agreement No. 1, dated as of June 30, 1987, between The Citizens and Southern National Bank as Owner Trustee under Trust Agreement No. 1 with IBM Credit Financing Corporation, as Lessor, and Oglethorpe, as Lessee. (Filed as Exhibit 4.5(c) to the Registrant’s Form 10-K for the fiscal year ended December 31, 1987, File No. 33-7591.)
*4.5(d)	—	Second Supplement to Lease Agreement No. 2, dated as of December 17, 1997, between NationsBank, N.A., acting through its agent, The Bank of New York, as an Owner Trustee under the Trust Agreement No. 2, dated December 30, 1985, among DFO Partnership, as assignee of Ford Motor Credit Company, as the Owner Participant, and the Original Trustee, as Lessor, and Oglethorpe, as Lessee, with a Schedule identifying three other substantially identical Second Supplements to Lease Agreements and any material differences. (Filed as Exhibit 4.5(d) to the Registrant’s Form S-4 Registration Statement, File No. 333-42759.)
4.6	—	Amended and Restated Loan Contract, dated as of May 21, 2003, between Oglethorpe and the United States of America, together with two notes executed and delivered pursuant thereto.
*4.7.1(a)	—	Indenture, dated as of March 1, 1997, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee. (Filed as Exhibit 4.8.1 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*4.7.1(b)	—	First Supplemental Indenture, dated as of October 1, 1997, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1997B (Burke) Note. (Filed as Exhibit 4.8.1(b) to the Registrant’s Form 10-Q for the quarterly period ended September 30, 1997, File No. 33-7591.)

*4.7.1(c)	—	Second Supplemental Indenture, dated as of January 1, 1998, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 1997C (Burke) Note. (Filed as Exhibit 4.7.1(c) to the Registrant’s Form 10-K for the fiscal year ended December 31, 1997, File No. 33-7591.)
*4.7.1(d)	—	Third Supplemental Indenture, dated as of January 1, 1998, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 1997A (Monroe) Note. (Filed as Exhibit 4.7.1(d) to the Registrant’s Form 10-K for the fiscal year December 31, 1997, File No. 33-7591.)
*4.7.1(e)	—	Fourth Supplemental Indenture, dated as of March 1, 1998, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1998A (Burke) and 1998B (Burke) Notes. (Filed as Exhibit 4.7.1(e) to the Registrant’s Form 10-K for the fiscal year ended December 31, 1998, File No. 33-7591.)
*4.7.1(f)	—	Fifth Supplemental Indenture, dated as of April 1, 1998, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1998 CFC Note. (Filed as Exhibit 4.7.1(f) to the Registrant’s Form 10-K for the fiscal year ended December 31, 1998, File No. 33-7591.)
*4.7.1(g)	—	Sixth Supplemental Indenture, dated as of January 1, 1999, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1998C (Burke) Note. (Filed as Exhibit 4.7.1(g) to the Registrant’s Form 10-K for the fiscal year ended December 31, 1998, File No. 33-7591.)
*4.7.1(h)	—	Seventh Supplemental Indenture, dated as of January 1, 1999, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1998A (Monroe) Note. (Filed as Exhibit 4.7.1(h) to the Registrant’s Form 10-K for the fiscal year ended December 31, 1998, File No. 33-7591.)
*4.7.1(i)	—	Eighth Supplemental Indenture, dated as of November 1, 1999, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1999B (Burke) Note. (Filed as Exhibit 4.7.1(i) to the Registrant’s Form 10-K for the fiscal year ended December 31, 1999, File No. 33-7591.)
*4.7.1(j)	—	Ninth Supplemental Indenture, dated as of November 1, 1999, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1999B (Monroe) Note. (Filed as Exhibit 4.7.1(j) to the Registrant’s Form 10-K for the fiscal year ended December 31, 1999, File No. 33-7591.)
*4.7.1(k)	—	Tenth Supplemental Indenture, dated as of December 1, 1999, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1999 Lease Notes. (Filed as Exhibit 4.7.1(k) to the Registrant’s Form 10-K for the fiscal year ended December 31, 1999, File No. 33-7591.)
*4.7.1(l)	—	Eleventh Supplemental Indenture, dated as of January 1, 2000, made by Oglethorpe to SunTrust Bank as trustee, relating to the Series 1999A (Burke) Note. (Filed as Exhibit 4.7.1(l) to the Registrant’s Form 10-K for the fiscal year ended December 31, 1999, File No. 33-7591.)
*4.7.1(m)	—	Twelfth Supplemental Indenture, dated as of January 1, 2000, made by Oglethorpe to SunTrust Bank as trustee, relating to the Series 1999A (Monroe) Note. (Filed as Exhibit 4.7.1(m) to the Registrant’s Form 10-K for the fiscal year ended December 31, 1999, File No. 33-7591.)
*4.7.1(n)	—	Thirteenth Supplemental Indenture, dated as of January 1, 2001, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2000 (Burke) Note. (Filed as Exhibit 4.7.1(n) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2000, File No. 33-7591.)

*4.7.1(o)	—	Fourteenth Supplemental Indenture, dated as of January 1, 2001, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2000 (Monroe) Note. (Filed as 4.7.1(o) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2000, File No. 33-7591.)
*4.7.1(p)	—	Fifteenth Supplemental Indenture, dated as of January 1, 2002, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2001 (Burke) Note. (Filed as Exhibit 4.7.1(p) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001, File No. 33-7591.)
*4.7.1(q)	—	Sixteenth Supplemental Indenture, dated as of January 1, 2002, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2001 (Monroe) Note. (Filed as Exhibit 4.7.1(q) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001, File No. 33-7591.)
*4.7.1(r)	—	Seventeenth Supplemental Indenture, dated as of October 1, 2002, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2002A (Burke) Note. (Filed as Exhibit 4.7.1(r) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2002, File No. 33-7591.)
*4.7.1(s)	—	Eighteenth Supplemental Indenture, dated as of October 1, 2002, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2002B (Burke) Note. (Filed as Exhibit 4.7.1(s) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2002, File No. 33-7591.)
*4.7.1(t)	—	Nineteenth Supplemental Indenture, dated as of January 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2002C (Burke) Note. (Filed as Exhibit 4.7.1(t) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2002, File No. 33-7591.)
*4.7.1(u)	—	Twentieth Supplemental Indenture, dated as of January 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2002 (Monroe) Note. (Filed as Exhibit 4.7.1(u) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2002, File No. 33-7591.)
*4.7.1(v)	—	Twenty-First Supplemental Indenture, dated as of January 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2002 (Appling) Note. (Filed as Exhibit 4.7.1(v) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2002, File No. 33-7591.)
*4.7.1(w)	—	Twenty-Second Supplemental Indenture, dated as of March 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2003 (FFB M-8) Note and Series 2003 (RUS M-8) Reimbursement Note. (Filed as Exhibit 4.7.1(w) to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2003, File No. 33-7591.)
*4.7.1(x)	—	Twenty-Third Supplemental Indenture, dated as of March 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2003 (FFB N-8) Note and Series 2003 (RUS N-8) Reimbursement Note. (Filed as Exhibit 4.7.1(x) to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2003, File No. 33-7591.)
4.7.1(y)	—	Twenty-Fourth Supplemental Indenture, dated as of December 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2003A (Appling) Note.
4.7.1(z)	—	Twenty-Fifth Supplemental Indenture, dated as of December 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2003A (Burke) Note.

4.7.1(aa)	—	Twenty-Sixth Supplemental Indenture, dated as of December 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2003B (Burke) Note.
4.7.1(bb)	—	Twenty-Seventh Supplemental Indenture, dated as of December 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2003A (Heard) Note.
4.7.1(cc)	—	Twenty-Eighth Supplemental Indenture, dated as of December 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2003A (Monroe) Note.
*4.7.2	—	Security Agreement, dated as of March 1, 1997, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee. (Filed as Exhibit 4.8.2 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
4.8.1(1)	—	Loan Agreement, dated as of October 1, 1992, between Development Authority of Monroe County and Oglethorpe relating to Development Authority of Monroe County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Scherer Project), Series 1992A, and five other substantially identical loan agreements.
4.8.2(1)	—	Note, dated October 1, 1992, from Oglethorpe to Trust Company Bank, as trustee acting pursuant to a Trust Indenture, dated as of October 1, 1992, between Development Authority of Monroe County and Trust Company Bank, and five other substantially identical notes.
4.8.3(1)	—	Trust Indenture, dated as of October 1, 1992, between Development Authority of Monroe County and Trust Company Bank, Trustee, relating to Development Authority of Monroe County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Scherer Project), Series 1992A, and five other substantially identical trust indentures.
4.9.1(1)	—	Loan Agreement, dated as of December 1, 1992, between Development Authority of Burke County and Oglethorpe relating to Development Authority of Burke County Adjustable Tender Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 1993A, and one other substantially identical loan agreement.
4.9.2(1)	—	Note, dated December 1, 1992, from Oglethorpe to Trust Company Bank, as trustee acting pursuant to a Trust Indenture, dated as of December 1, 1992, between Development Authority of Burke County and Trust Company Bank, and one other substantially identical note.
4.9.3(1)	—	Trust Indenture, dated as of December 1, 1992, from Development Authority of Burke County to Trust Company Bank, as trustee, relating to Development Authority of Burke County Adjustable Tender Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 1993A, and one other substantially identical trust indenture.
4.9.4(1)	—	Interest Rate Swap Agreement, dated as of December 1, 1992, by and between Oglethorpe and AIG Financial Products Corp. relating to Development Authority of Burke County Adjustable Tender Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 1993A, and one other substantially identical agreement.
4.9.5(1)	—	Liquidity Guaranty Agreement, dated as of December 1, 1992, by and between Oglethorpe and AIG Financial Products Corp. relating to Development Authority of Burke County Adjustable Tender Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 1993A, and one other substantially identical agreement.

4.9.6(1)	—	Standby Bond Purchase Agreement, dated as of December 1, 1998, between Oglethorpe and Bayerische Landesbank Girozentrale, relating to Development Authority of Burke County Adjustable Tender Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 1993A.
4.9.7(1)	—	Standby Bond Purchase Agreement, dated as of November 30, 1994, between Oglethorpe and Credit Local de France, Acting through its New York Agency, relating to Development Authority of Burke County Adjustable Tender Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 1994A.
4.10.1(1)	—	Loan Agreement, dated as of October 1, 1996, between Development Authority of Burke County and Oglethorpe relating to Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 1996, and one other substantially identical loan agreements.
4.10.2(1)	—	Note, dated October 1, 1996, from Oglethorpe to SunTrust Bank, Atlanta, as trustee pursuant to an Indenture of Trust, dated as of October 1, 1996, between Development Authority of Burke County and SunTrust Bank, Atlanta, and one other substantially identical note.
4.10.3(1)	—	Indenture of Trust, dated as of October 1, 1996, between Development Authority of Burke County and SunTrust Bank, Atlanta, as trustee, relating to Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 1996, and one other substantially identical indenture.
4.11.1(1)	—	Loan Agreement, dated as of December 1, 1997, between Development Authority of Burke County and Oglethorpe relating to Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project) Series 1997C, and three other substantially identical loan agreements.
4.11.2(1)	—	Note, dated January 14, 1998, from Oglethorpe to SunTrust Bank, Atlanta, as trustee pursuant to an Indenture of Trust, dated as of December 1, 1997, between Development Authority of Burke County and SunTrust Bank, Atlanta, and three other substantially identical notes.
4.11.3(1)	—	Indenture of Trust, dated as of December 1, 1997, between Development Authority of Burke County and SunTrust Bank, Atlanta, as trustee, relating to Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 1997C, and three other substantially identical indentures.
4.12.1(1)	—	Loan Agreement, dated as of March 1, 1998, between Development Authority of Burke County and Oglethorpe relating to Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 1998A, and one other substantially identical loan agreement.
4.12.2(1)	—	Note, dated March 17, 1998, from Oglethorpe to SunTrust Bank, Atlanta, as trustee pursuant to a Trust Indenture, dated as of March 1, 1998, between Development Authority of Burke County and SunTrust Bank, Atlanta, and one other substantially identical note.
4.12.3(1)	—	Trust Indenture, dated as of March 1, 1998, between Development Authority of Burke County and SunTrust Bank, Atlanta, as trustee, relating to Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 1998A, and one other substantially identical indenture.

4.12.4(1)	—	Standby Bond Purchase Agreement, dated March 17, 1998, between Oglethorpe and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, acting through its New York Branch, relating to Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 1998A, and one other substantially identical agreement.
*4.13.1	—	Indemnity Agreement, dated as of March 1, 1997, by and between Oglethorpe and Georgia Transmission Corporation (An Electric Membership Corporation). (Filed as Exhibit 4.13.1 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*4.13.2	—	Indemnification Agreement, dated as of March 11, 1997, by Oglethorpe and Georgia Transmission Corporation (An Electric Membership Corporation) for the benefit of the United States of America. (Filed as Exhibit 4.13.2 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
4.14.1(1)	—	Master Loan Agreement, dated as of March 1, 1997, between Oglethorpe and CoBank, ACB, MLA No. 0459.
4.14.2(1)	—	Consolidating Supplement, dated as of March 1, 1997, between Oglethorpe and CoBank, ACB, relating to Loan No. ML0459T1.
4.14.3(1)	—	Promissory Note, dated March 1, 1997, in the original principal amount of $7,102,740.26, from Oglethorpe to CoBank, ACB, relating to Loan No. ML0459T1.
4.14.4(1)	—	Consolidating Supplement, dated as of March 1, 1997, between Oglethorpe and CoBank, ACB, relating to Loan No. ML0459T2.
4.14.5(1)	—	Promissory Note, dated March 1, 1997, in the original principal amount of $1,856,475.12, made by Oglethorpe to CoBank, ACB, relating to Loan No. ML0459T2.
*4.15.1	—	Loan Agreement, Loan No. T-830404, between Oglethorpe and Columbia Bank for Cooperatives, dated as of April 29, 1983. (Filed as Exhibit 4.18.1 to the Registrant’s Form S-1 Registration Statement, File No. 33-7591.)
*4.15.2	—	Promissory Note, Loan No. T-830404-1, in the original principal amount of $9,935,000, from Oglethorpe to Columbia Bank for Cooperatives, dated as of April 29, 1983. (Filed as Exhibit 4.18.2 to the Registrant’s Form S-1 Registration Statement, File No. 33-7591.)
*4.15.3	—	Security Deed and Security Agreement, dated April 29, 1983, between Oglethorpe and Columbia Bank for Cooperatives. (Filed as Exhibit 4.18.3 to the Registrant’s Form S-1 Registration Statement, File No. 33-7591, filed on October 9, 1986.)
*4.16	—	Exchange and Registration Rights Agreement, dated December 17, 1997, by and among Oglethorpe, OPC Scherer 1997 Funding Corporation A, and Goldman, Sachs & Co. as representative of the purchasers identified therein. (Filed as Exhibit 4.15 to the Registrant’s Form S-4 Registration Statement, File No. 333-42759.)
*10.1.1(a)	—	Participation Agreement No. 2 among Oglethorpe as Lessee, Wilmington Trust Company as Owner Trustee, The First National Bank of Atlanta as Indenture Trustee, Columbia Bank for Cooperatives as Loan Participant and Ford Motor Credit Company as Owner Participant, dated December 30, 1985, together with a Schedule identifying three other substantially identical Participation Agreements. (Filed as Exhibit 10.1.1(b) to the Registrant’s Form S-1 Registration Statement, File No. 33-7591.)

*10.1.1(b)	—	Supplemental Participation Agreement No. 2. (Filed as Exhibit 10.1.1(a) to the Registrant’s Form S-1 Registration Statement, File No. 33-7591.)
*10.1.1(c)	—	Supplemental Participation Agreement No. 1, dated as of June 30, 1987, among Oglethorpe as Lessee, IBM Credit Financing Corporation as Owner Participant, Wilmington Trust Company and The Citizens and Southern National Bank as Owner Trustee, The First National Bank of Atlanta, as Indenture Trustee, and Columbia Bank for Cooperatives, as Loan Participant. (Filed as Exhibit 10.1.1(c) to the Registrant’s Form 10-K for the fiscal year ended December 31, 1987, File No. 33-7591.)
*10.1.1(d)	—	Second Supplemental Participation Agreement No. 2, dated as of December 17, 1997, among Oglethorpe as Lessee, DFO Partnership, as assignee of Ford Motor Credit Company, as Owner Participant, Wilmington Trust Company and NationsBank, N.A. as Owner Trustee, The Bank of New York Trust Company of Florida, N.A. as Indenture Trustee, CoBank, ACB as Loan Participant, OPC Scherer Funding Corporation, as Original Funding Corporation, OPC Scherer 1997 Funding Corporation A, as Funding Corporation, and SunTrust Bank, Atlanta, as Original Collateral Trust Trustee and Collateral Trust Trustee, with a Schedule identifying three substantially identical Second Supplemental Participation Agreements and any material differences. (Filed as Exhibit 10.1.1(d) to Registrant’s Form S-4 Registration Statement, File No. 333-4275.)
*10.1.2	—	General Warranty Deed and Bill of Sale No. 2 between Oglethorpe, Grantor, and Wilmington Trust Company and William J. Wade, as Owner Trustees under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, Grantee, together with a Schedule identifying three substantially identical General Warranty Deeds and Bills of Sale. (Filed as Exhibit 10.1.2 to the Registrant’s Form S-1 Registration Statement, File No. 33-7591.)
*10.1.3(a)	—	Supporting Assets Lease No. 2, dated December 30, 1985, between Oglethorpe, Lessor, and Wilmington Trust Company and William J. Wade, as Owner Trustees, under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, Lessee, together with a Schedule identifying three substantially identical Supporting Assets Leases. (Filed as Exhibit 10.1.3 to the Registrant’s Form S-1 Registration Statement, File No. 33-7591.)
*10.1.3(b)	—	First Amendment to Supporting Assets Lease No. 2, dated as of November 19, 1987, together with a Schedule identifying three substantially identical First Amendments to Supporting Assets Leases. (Filed as Exhibit 10.1.3(a) to the Registrant’s Form 10-K for the fiscal year ended December 31, 1987, File No. 33-7591.)
*10.1.3(c)	—	Second Amendment to Supporting Assets Lease No. 2, dated as of October 3, 1989, together with a Schedule identifying three substantially identical Second Amendments to Supporting Assets Leases. (Filed as Exhibit 10.1.3(c) to the Registrant’s Form 10-Q for the quarterly period ended March 31, 1998, File No. 33-7591.)
*10.1.4(a)	—	Supporting Assets Sublease No. 2, dated December 30, 1985, between Wilmington Trust Company and William J. Wade, as Owner Trustees under Trust Agreement No. 2 dated December 30, 1985, with Ford Motor Credit Company, Sublessor, and Oglethorpe, Sublessee, together with a Schedule identifying three substantially identical Supporting Assets Subleases. (Filed as Exhibit 10.1.4 to the Registrant’s Form S-1 Registration Statement, File No. 33-7591.)

*10.1.4(b)	—	First Amendment to Supporting Assets Sublease No. 2, dated as of November 19, 1987, together with a Schedule identifying three substantially identical First Amendments to Supporting Assets Subleases. (Filed as Exhibit 10.1.4(a) to the Registrant’s Form 10-K for the fiscal year ended December 31, 1987, File No. 33-7591.)
*10.1.4(c)	—	Second Amendment to Supporting Assets Sublease No. 2, dated as of October 3, 1989, together with a Schedule identifying three substantially identical Second Amendments to Supporting Assets Subleases. (Filed as Exhibit 10.1.4(c) to the Registrant’s Form 10-Q for the quarterly period ended March 31, 1998, File No. 33-7591.)
*10.1.5(a)	—	Tax Indemnification Agreement No. 2, dated December 30, 1985, between Ford Motor Credit Company, Owner Participant, and Oglethorpe, Lessee, together with a Schedule identifying three substantially identical Tax Indemnification Agreements. (Filed as Exhibit 10.1.5 to the Registrant’s Form S-1 Registration Statement, File No. 33-7591.)
*10.1.5(b)	—	Amendment No. 1 to the Tax Indemnification Agreement No. 2, dated December 17, 1997, between DFO Partnership, as assignee of Ford Motor Credit Company, as Owner Participant, and Oglethorpe, as Lessee, with a Schedule identifying three substantially identical Amendments No. 1 to the Tax Indemnification Agreements and any material differences. (Filed as Exhibit 10.1.5(b) to the Registrant’s Form S-4 Registration Statement, File No. 333-42759.)
*10.1.6	—	Assignment of Interest in Ownership Agreement and Operating Agreement No. 2, dated December 30, 1985, between Oglethorpe, Assignor, and Wilmington Trust Company and William J. Wade, as Owner Trustees under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, Assignee, together with Schedule identifying three substantially identical Assignments of Interest in Ownership Agreement and Operating Agreement. (Filed as Exhibit 10.1.6 to the Registrant’s Form S-1 Registration Statement, File No. 33-7591.)
*10.1.7	—	Consent, Amendment and Assumption No. 2 dated December 30, 1985, among Georgia Power Company and Oglethorpe and Municipal Electric Authority of Georgia and City of Dalton, Georgia and Gulf Power Company and Wilmington Trust Company and William J. Wade, as Owner Trustees under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, together with a Schedule identifying three substantially identical Consents, Amendments and Assumptions. (Filed as Exhibit 10.1.9 to the Registrant’s Form S-1 Registration Statement, File No. 33-7591.)
*10.1.7(a)	—	Amendment to Consent, Amendment and Assumption No. 2, dated as of August 16, 1993, among Oglethorpe, Georgia Power Company, Municipal Electric Authority of Georgia, City of Dalton, Georgia, Gulf Power Company, Jacksonville Electric Authority, Florida Power & Light Company and Wilmington Trust Company and NationsBank of Georgia, N.A., as Owner Trustees under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, together with a Schedule identifying three substantially identical Amendments to Consents, Amendments and Assumptions. (Filed as Exhibit 10.1.9(a) to the Registrant’s Form 10-Q for the quarterly period ended September 30, 1993, File No. 33-7591.)
*10.2.1	—	Section 168 Agreement and Election dated as of April 7, 1982, between Continental Telephone Corporation and Oglethorpe. (Filed as Exhibit 10.2 to the Registrant’s Form S-1 Registration Statement, File No. 33-7591.)

*10.2.2	—	Section 168 Agreement and Election dated as of April 9, 1982, between Rollins, Inc. and Oglethorpe. (Filed as Exhibit 10.4 to the Registrant’s Form S-1 Registration Statement, File No. 33-7591.)
*10.3.1(a)	—	Plant Robert W. Scherer Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of May 15, 1980. (Filed as Exhibit 10.6.1 to the Registrant’s Form S-1 Registration Statement, File No. 33-7591.)
*10.3.1(b)	—	Amendment to Plant Robert W. Scherer Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of December 30, 1985. (Filed as Exhibit 10.1.8 to the Registrant’s Form S-1 Registration Statement, File No. 33-7591.)
*10.3.1(c)	—	Amendment Number Two to the Plant Robert W. Scherer Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of July 1, 1986. (Filed as Exhibit 10.6.1(a) to the Registrant’s Form 10-K for the fiscal year ended December 31, 1987, File No. 33-7591.)
*10.3.1(d)	—	Amendment Number Three to the Plant Robert W. Scherer Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of August 1, 1988. (Filed as Exhibit 10.6.1(b) to the Registrant’s Form 10-Q for the quarterly period ended September 30, 1993, File No. 33-7591.)
*10.3.1(e)	—	Amendment Number Four to the Plant Robert W. Scherer Units Number One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of December 31, 1990. (Filed as Exhibit 10.6.1(c) to the Registrant’s Form 10-Q for the quarterly period ended September 30, 1993, File No. 33-7591.)
*10.3.2(a)	—	Plant Robert W. Scherer Units Numbers One and Two Operating Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of May 15, 1980. (Filed as Exhibit 10.6.2 to the Registrant’s Form S-1 Registration Statement, File No. 33-7591.)
*10.3.2(b)	—	Amendment to Plant Robert W. Scherer Units Numbers One and Two Operating Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of December 30, 1985. (Filed as Exhibit 10.1.7 to the Registrant’s Form S-1 Registration Statement, File No. 33-7591.)
*10.3.2(c)	—	Amendment Number Two to the Plant Robert W. Scherer Units Numbers One and Two Operating Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of December 31, 1990. (Filed as Exhibit 10.6.2(a) to the Registrant’s Form 10-Q for the quarterly period ended September 30, 1993, File No. 33-7591.)

*10.3.3	—	Plant Scherer Managing Board Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia, City of Dalton, Georgia, Gulf Power Company, Florida Power & Light Company and Jacksonville Electric Authority, dated as of December 31, 1990. (Filed as Exhibit 10.6.3 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 1993, File No. 33-7591.)
*10.4.1(a)	—	Alvin W. Vogtle Nuclear Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of August 27, 1976. (Filed as Exhibit 10.7.1 to the Registrant’s Form S-1 Registration Statement, File No. 33-7591.)
*10.4.1(b)	—	Amendment Number One, dated January 18, 1977, to the Alvin W. Vogtle Nuclear Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia. (Filed as Exhibit 10.7.3 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1986, File No. 33-7591.)
*10.4.1(c)	—	Amendment Number Two, dated February 24, 1977, to the Alvin W. Vogtle Nuclear Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia. (Filed as Exhibit 10.7.4 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1986, File No. 33-7591.)
*10.4.2	—	Alvin W. Vogtle Nuclear Units Numbers One and Two Operating Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of August 27, 1976. (Filed as Exhibit 10.7.2 to the Registrant’s Form S-1 Registration Statement, File No. 33-7591.)
*10.5.1	—	Plant Hal Wansley Purchase and Ownership Participation Agreement between Georgia Power Company and Oglethorpe, dated as of March 26, 1976. (Filed as Exhibit 10.8.1 to the Registrant’s Form S-1 Registration Statement, File No. 33-7591.)
*10.5.2(a)	—	Plant Hal Wansley Operating Agreement between Georgia Power Company and Oglethorpe, dated as of March 26, 1976. (Filed as Exhibit 10.8.2 to the Registrant’s Form S-1 Registration Statement, File No. 33-7591.)
*10.5.2(b)	—	Amendment, dated as of January 15, 1995, to the Plant Hal Wansley Operating Agreements by and among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia. (Filed as Exhibit 10.5.2(a) to the Registrant’s Form 10-Q for the quarterly period ended September 30, 1996, File No. 33-7591.)
*10.5.3	—	Plant Hal Wansley Combustion Turbine Agreement between Georgia Power Company and Oglethorpe, dated as of August 2, 1982 and Amendment No. 1, dated October 20, 1982. (Filed as Exhibit 10.18 to the Registrant’s Form S-1 Registration Statement, File No. 33-7591.)
*10.6.1	—	Edwin I. Hatch Nuclear Plant Purchase and Ownership Participation Agreement between Georgia Power Company and Oglethorpe, dated as of January 6, 1975. (Filed as Exhibit 10.9.1 to the Registrant’s Form S-1 Registration Statement, File No. 33-7591.)

*10.6.2	—	Edwin I. Hatch Nuclear Plant Operating Agreement between Georgia Power Company and Oglethorpe, dated as of January 6, 1975. (Filed as Exhibit 10.9.2 to the Registrant’s Form S-1 Registration Statement, File No. 33-7591.)
*10.7.1	—	Rocky Mountain Pumped Storage Hydroelectric Project Ownership Participation Agreement, dated as of November 18, 1988, by and between Oglethorpe and Georgia Power Company. (Filed as Exhibit 10.22.1 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1988, File No. 33-7591.)
*10.7.2	—	Rocky Mountain Pumped Storage Hydroelectric Project Operating Agreement, dated as of November 18, 1988, by and between Oglethorpe and Georgia Power Company. (Filed as Exhibit 10.22.2 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1988, File No. 33-7591.)
10.8.1	—	Amended and Restated Wholesale Power Contract, dated as of January 1, 2003, between Oglethorpe and Altamaha Electric Membership Corporation, together with a schedule identifying 38 other substantially identical Amended and Restated Wholesale Power Contracts. (Filed as Exhibit 10.31.1 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2003, File No. 33-7591.)
10.8.2	—	Amended and Restated Supplemental Agreement, dated as of January 1, 2003, by and among Oglethorpe, Altamaha Electric Membership Corporation and the United States of America, together with a schedule identifying 38 other substantially identical Amended and Restated Supplemental Agreements. (Filed as Exhibit 10.31.2 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2003, File No. 33-7591.)
*10.8.3	—	Supplemental Agreement to the Amended and Restated Wholesale Power Contract, dated as of January 1, 1997, by and among Georgia Power Company, Oglethorpe and Altamaha Electric Membership Corporation, together with a Schedule identifying 38 other substantially identical Supplemental Agreements. (Filed as Exhibit 10.8.3 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.8.4	—	Supplemental Agreement to the Amended and Restated Wholesale Power Contract, dated as of March 1, 1997, by and between Oglethorpe and Altamaha Electric Membership Corporation, together with a Schedule identifying 36 other substantially identical Supplemental Agreements, and an additional Supplemental Agreement that is not substantially identical. (Filed as Exhibit 10.8.4 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.8.5	—	Supplemental Agreement to the Amended and Restated Wholesale Power Contract, dated as of March 1, 1997, by and between Oglethorpe and Coweta-Fayette Electric Membership Corporation, together with a Schedule identifying 1 other substantially identical Supplemental Agreement. (Filed as Exhibit 10.8.5 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.8.6	—	Supplemental Agreement to the Amended and Restated Wholesale Power Contract, dated as of May 1, 1997 by and between Oglethorpe and Altamaha Electric Membership Corporation, together with a Schedule identifying 38 other substantially identical Supplemental Agreements. (Filed as Exhibit 10.8.6 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 1997, File No. 33-7591.)

*10.9(a)	—	Joint Committee Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and the City of Dalton, Georgia, dated as of August 27, 1976. (Filed as Exhibit 10.14(b) to the Registrant’s Form S-1 Registration Statement, File No. 33-7591.)
*10.9(b)	—	First Amendment to Joint Committee Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and the City of Dalton, Georgia, dated as of June 19, 1978. (Filed as Exhibit 10.14(a) to the Registrant’s Form S-1 Registration Statement, File No. 33-7591.)
*10.10	—	Letter of Commitment (Firm Power Sale) Under Service Schedule J–Negotiated Interchange Service between Alabama Electric Cooperative, Inc. and Oglethorpe, dated March 31, 1994. (Filed as Exhibit 10.11(b) to the Registrant’s Form 10-Q for the quarter ended June 30, 1994, File No. 33-7591.)
*10.11.1	—	Assignment of Power System Agreement and Settlement Agreement, dated January 8, 1975, by Georgia Electric Membership Corporation to Oglethorpe. (Filed as Exhibit 10.20.1 to the Registrant’s Form S-1 Registration Statement, File No. 33-7591.)
*10.11.2	—	Power System Agreement, dated April 24, 1974, by and between Georgia Electric Membership Corporation and Georgia Power Company. (Filed as Exhibit 10.20.2 to the Registrant’s Form S-1 Registration Statement, File No. 33-7591.)
*10.11.3	—	Settlement Agreement, dated April 24, 1974, by and between Georgia Power Company, Georgia Municipal Association, Inc., City of Dalton, Georgia Electric Membership Corporation and Crisp County Power Commission. (Filed as Exhibit 10.20.3 to the Registrant’s Form S-1 Registration Statement, File No. 33-7591.)
*10.12	—	Long-Term Firm Power Purchase Agreement between Big Rivers Electric Corporation and Oglethorpe, dated as of December 17, 1990. (Filed as Exhibit 10.24.3 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1990, File No. 33-7591.)
*10.13	—	Revised and Restated Coordination Services Agreement between and among Georgia Power Company, Oglethorpe and Georgia System Operations Corporation, dated as of September 10, 1997. (Filed as Exhibit 10.14 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1997, File No. 33-7591.)
*10.14	—	ITSA, Power Sale and Coordination Umbrella Agreement between Oglethorpe and Georgia Power Company, dated as of November 12, 1990. (Filed as Exhibit 10.28 to the Registrant’s Form 8-K, filed January 4, 1991, File No. 33-7591.)
*10.15	—	Amended and Restated Nuclear Managing Board Agreement among Georgia Power Company, Oglethorpe Power Corporation, Municipal Electric Authority of Georgia and City of Dalton, Georgia dated as of July 1, 1993. (Filed as Exhibit 10.36 to the Registrant’s 10-Q for the quarterly period ended September 30, 1993, File No. 33-7591.)
*10.16	—	Supplemental Agreement by and among Oglethorpe, Tri-County Electric Membership Corporation and Georgia Power Company, dated as of November 12, 1990, together with a Schedule identifying 38 other substantially identical Supplemental Agreements. (Filed as Exhibit 10.30 to the Registrant’s Form 8-K, filed January 4, 1991, File No. 33-7591.)

*10.17	—	Unit Capacity and Energy Purchase Agreement between Oglethorpe and Entergy Power Incorporated, dated as of October 11, 1990. (Filed as Exhibit 10.31 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1990, File No. 33-7591.)
*10.18	—	Power Purchase Agreement between Oglethorpe and Hartwell Energy Limited Partnership, dated as of June 12, 1992. (Filed as Exhibit 10.35 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1992, File No. 33-7591).
*10.19(2)	—	Power Purchase and Sale Agreement among LG&E Power Marketing Inc., LG&E Energy Corp. and Oglethorpe, dated as of November 19, 1996. (Filed as Exhibit 10.30 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.20(2)	—	Power Purchase and Sale Agreement among LG&E Power Marketing Inc., LG&E Power Inc. and Oglethorpe, dated as of January 1, 1997. (Filed as Exhibit 10.31 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.21.1	—	Participation Agreement (P1), dated as of December 30, 1996, among Oglethorpe, Rocky Mountain Leasing Corporation, Fleet National Bank, as Owner Trustee, SunTrust Bank, Atlanta, as Co-Trustee, the Owner Participant named therein and Utrecht-America Finance Co., as Lender, together with a Schedule identifying five other substantially identical Participation Agreements. (Filed as Exhibit 10.32.1 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.21.2	—	Rocky Mountain Head Lease Agreement (P1), dated as of December 30, 1996, between Oglethorpe and SunTrust Bank, Atlanta, as Co-Trustee, together with a Schedule identifying five other substantially identical Rocky Mountain Head Lease Agreements. (Filed as Exhibit 10.32.2 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.21.3	—	Ground Lease Agreement (P1), dated as of December 30, 1996, between Oglethorpe and SunTrust Bank, Atlanta, as Co-Trustee, together with a Schedule identifying five other substantially identical Ground Lease Agreements. (Filed as Exhibit 10.32.3 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.21.4	—	Rocky Mountain Agreements Assignment and Assumption Agreement (P1), dated as of December 30, 1996, between Oglethorpe and SunTrust Bank, Atlanta, as Co-Trustee, together with a Schedule identifying five other substantially identical Rocky Mountain Agreements Assignment and Assumption Agreements. (Filed as Exhibit 10.32.4 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.21.5	—	Facility Lease Agreement (P1), dated as of December 30, 1996, between SunTrust Bank, Atlanta, as Co-Trustee and Rocky Mountain Leasing Corporation, together with a Schedule identifying five other substantially identical Facility Lease Agreements. (Filed as Exhibit 10.32.5 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

*10.21.6	—	Ground Sublease Agreement (P1), dated as of December 30, 1996, between SunTrust Bank, Atlanta, as Co-Trustee and Rocky Mountain Leasing Corporation, together with a Schedule identifying five other substantially identical Ground Sublease Agreements. (Filed as Exhibit 10.32.6 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.21.7	—	Rocky Mountain Agreements Re-assignment and Assumption Agreement (P1), dated as of December 30, 1996, between SunTrust Bank, Atlanta, as Co-Trustee and Rocky Mountain Leasing Corporation, together with a Schedule identifying five other substantially identical Rocky Mountain Agreements Re-assignment and Assumption Agreements. (Filed as Exhibit 10.32.7 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.21.8	—	Facility Sublease Agreement (P1), dated as of December 30, 1996, between Oglethorpe and Rocky Mountain Leasing Corporation, together with a Schedule identifying five other substantially identical Facility Sublease Agreements. (Filed as Exhibit 10.32.8 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.21.9	—	Ground Sub-sublease Agreement (P1), dated as of December 30, 1996, between Rocky Mountain Leasing Corporation and Oglethorpe, together with a Schedule identifying five other substantially identical Ground Sub-sublease Agreements. (Filed as Exhibit 10.32.9 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.21.10	—	Rocky Mountain Agreements Second Re-assignment and Assumption Agreement (P1), dated as of December 30, 1996, between Rocky Mountain Leasing Corporation and Oglethorpe, together with a Schedule identifying five other substantially identical Rocky Mountain Agreements Second Re-assignment and Assumption Agreements. (Filed as Exhibit 10.32.10 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.21.11	—	Payment Undertaking Agreement (P1), dated as of December 30, 1996, between Rocky Mountain Leasing Corporation and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., New York Branch, as the Bank, together with a Schedule identifying five other substantially identical Payment Undertaking Agreements. (Filed as Exhibit 10.32.11 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.21.12	—	Payment Undertaking Pledge Agreement (P1), dated as of December 30, 1996, between Rocky Mountain Leasing Corporation, Fleet National Bank, as Owner Trustee, and SunTrust Bank, Atlanta, as Co-Trustee, together with a Schedule identifying five other substantially identical Payment Undertaking Pledge Agreements. (Filed as Exhibit 10.32.12 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.21.13	—	Equity Funding Agreement (P1), dated as of December 30, 1996, between Rocky Mountain Leasing Corporation, AIG Match Funding Corp., the Owner Participant named therein, Fleet National Bank, as Owner Trustee, and SunTrust Bank, Atlanta, as Co-Trustee, together with a Schedule identifying five other substantially identical Equity Funding Agreements. (Filed as Exhibit 10.32.13 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

*10.21.14	—	Equity Funding Pledge Agreement (P1), dated as of December 30, 1996, between Rocky Mountain Leasing Corporation and SunTrust Bank, Atlanta, as Co-Trustee, together with a Schedule identifying five other substantially identical Equity Funding Pledge Agreements. (Filed as Exhibit 10.32.14 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.21.15	—	Deed to Secure Debt, Assignment of Surety Bond and Security Agreement (P1), dated as of December 30, 1996, between Rocky Mountain Leasing Corporation, SunTrust Bank, Atlanta, as Co-Trustee, together with a Schedule identifying five other substantially identical Collateral Assignment, Assignment of Surety Bond and Security Agreements. (Filed as Exhibit 10.32.15 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.21.16	—	Subordinated Deed to Secure Debt and Security Agreement (P1), dated as of December 30, 1996, among Oglethorpe, AMBAC Indemnity Corporation and SunTrust Bank, Atlanta, as Co-Trustee, together with a Schedule identifying five other substantially identical Subordinated Deed to Secure Debt and Security Agreements. (Filed as Exhibit 10.32.16 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.21.17	—	Tax Indemnification Agreement (P1), dated as of December 30, 1996, between Oglethorpe and the Owner Participant named therein, together with a Schedule identifying five other substantially identical Tax Indemnification Agreements. (Filed as Exhibit 10.32.17 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.21.18	—	Consent No. 1, dated as of December 30, 1996, among Georgia Power Company, Oglethorpe, SunTrust Bank, Atlanta, as Co-Trustee, and Fleet National Bank, as Owner Trustee, together with a Schedule identifying five other substantially identical Consents. (Filed as Exhibit 10.32.18 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.21.19(a)	—	OPC Intercreditor and Security Agreement No. 1, dated as of December 30, 1996, among the United States of America, acting through the Administrator of the Rural Utilities Service, SunTrust Bank, Atlanta, Oglethorpe, Rocky Mountain Leasing Corporation, SunTrust Bank, Atlanta, as Co-Trustee, Fleet National Bank, as Owner Trustee, Utrecht-America Finance Co., as Lender and AMBAC Indemnity Corporation, together with a Schedule identifying five other substantially identical Intercreditor and Security Agreements. (Filed as Exhibit 10.32.19 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.21.19(b)	—	Supplement to OPC Intercreditor and Security Agreement No. 1, dated as of March 1, 1997, among the United States of America, acting through the Administrator of the Rural Utilities Service, SunTrust Bank, Atlanta, Oglethorpe, Rocky Mountain Leasing Corporation, SunTrust Bank, Atlanta, as Co-Trustee, Fleet National Bank, as Owner Trustee, Utrecht-America Finance Co., as Lender and AMBAC Indemnity Corporation, together with a Schedule identifying five other substantially identical Supplements to OPC Intercreditor and Security Agreements. (Filed as Exhibit 10.32.19(b) to the Registrant’s Form S-4 Registration Statement, File No. 333-42759.)

*10.22.1	—	Member Transmission Service Agreement, dated as of March 1, 1997, by and between Oglethorpe and Georgia Transmission Corporation (An Electric Membership Corporation). (Filed as Exhibit 10.33.1 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.22.2	—	Generation Services Agreement, dated as of March 1, 1997, by and between Oglethorpe and Georgia System Operations Corporation. (Filed as Exhibit 10.33.2 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.22.3	—	Operation Services Agreement, dated as of March 1, 1997, by and between Oglethorpe and Georgia System Operations Corporation. (Filed as Exhibit 10.33.3 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.23(2)	—	Power Purchase and Sale Agreement between Morgan Stanley Capital Group Inc. and Oglethorpe, dated as of April 7, 1997. (Filed as Exhibit 10.34 to the Registrant’s Form 10-Q for the quarterly period ended March 31, 1997, File No. 33-7591.)
*10.24	—	Long Term Transaction Service Agreement Under Southern Companies’ Federal Energy Regulatory Commission Electric Tariff Volume No. 4 Market-Based Rate Tariff, between Georgia Power Company and Oglethorpe, dated as of February 26, 1999. (Filed as Exhibit 10.27 to the Registrant’s Form 10-Q for the quarterly period ended March 31, 1999, File No. 33-7591.)
*10.25(3)	—	Employment Agreement, dated as of March 15, 2002, between Oglethorpe and Thomas A. Smith. (Filed as Exhibit 10.25 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001, File No. 33-7591.)
*10.26(3)	—	Employment Agreement, dated July 25, 2000, between Oglethorpe and Michael W. Price. (Filed as Exhibit 10.26 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001, File No. 33-7591.)
*10.27(3)	—	Employment Agreement, dated August 7, 2000, between Oglethorpe and W. Clayton Robbins. (Filed as Exhibit 10.28 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2000, File No. 33-7591.)
*10.28.1(3)	—	Employment Agreement, dated August 7, 2000, between Oglethorpe and Elizabeth Higgins. (Filed as Exhibit 10.29 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2000, File No. 33-7591.)
*10.28.2(3)	—	Amendment to Employment Agreement, dated May 8, 2001, between Oglethorpe and Elizabeth Higgins. (Filed as Exhibit 10.30 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2001, File No. 33-7591.)
*10.28.3(3)	—	Second Amendment to Employment Agreement, dated February 19, 2003, between Oglethorpe and Elizabeth Higgins. (Filed as Exhibit 10.28.3 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2002, File No. 33-7591.)
*10.29(3)	—	Oglethorpe Power Corporation Executive Supplemental Retirement Plan, dated March 15, 2002. (Filed as Exhibit 10.29 to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2002, File No. 33-7591.)
*10.30(3)	—	Participation Agreement for the Oglethorpe Power Corporation Executive Supplemental Retirement Plan, dated as of March 15, 2002, between Oglethorpe and Thomas A. Smith. (Filed as Exhibit 10.30 to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2002, File No. 33-7591.)
14.1	—	Code of Ethics, dated November 11, 2003.
21.1	—	Rocky Mountain Leasing Corporation, a Delaware corporation.

31.1	—	Rule 13a-14(a)/15d-14(a) Certification, by Thomas A. Smith (Principal Executive Officer).
31.2	—	Rule 13a-14(a)/15d-14(a) Certification, by Elizabeth B. Higgins (Principal Financial Officer).
32.1	—	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Thomas A. Smith (Principal Executive Officer).
32.2	—	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Elizabeth B. Higgins (Principal Financial Officer).

(1)	Pursuant to 17 C.F.R. 229.601(b)(4)(iii), this document(s) is not filed herewith; however the registrant hereby agrees that such document(s) will be provided to the Commission upon request.

(2)	Certain portions of this document have been omitted as confidential and filed separately with the Commission.

(3)	Indicates a management contract or compensatory arrangement required to be filed as an exhibit to this Report.

(b)	Reports on Form 8-K.

               Oglethorpe filed no reports on Form 8-K during the fourth quarter of 2003.

SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of March, 2004.

OGLETHORPE POWER CORPORATION (AN ELECTRIC MEMBERSHIP CORPORATION)

By:	/s/Thomas A. Smith Thomas A. Smith President and Chief Executive Officer

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Thomas A. Smith Thomas A. Smith	President and Chief Executive Officer (Principal Executive Officer)	March 25, 2004

/s/Elizabeth B. Higgins Elizabeth B. Higgins	Senior Vice President, Finance & Planning (Principal Financial Officer)	March 25, 2004

/s/Mark Chesla Mark Chesla	Controller	March 25, 2004

/s/Ashley C. Brown Ashley C. Brown	Director	March 25, 2004

/s/Larry N. Chadwick Larry N. Chadwick	Director	March 25, 2004

/s/Benny W. Denham Benny W. Denham	Director	March 25, 2004

/s/Wm. Ronald Duffey Wm. Ronald Duffey	Director	March 25, 2004

/s/Marshall Millwood Marshall Millwood	Director	March 25, 2004

Signature	Title	Date

/s/ J. Sam L. Rabun J. Sam L. Rabun	Director	March 25, 2004

/s/John S. Ranson John S. Ranson	Director	March 25, 2004

/s/Robert E. Rentfrow Robert E. Rentfrow	Director	March 25, 2004

/s/Jeffrey D. Tranen Jeffrey D. Tranen	Director	March 25, 2004

/s/H. B. Wiley, Jr. H. B. Wiley, Jr.	Director	March 25, 2004

               SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

               The registrant is a membership corporation and has no authorized or outstanding equity securities. Proxies are not solicited from the holders of Oglethorpe’s public bonds. No annual report or proxy material has been sent to such bondholders.