Form 10-Q
period 2004-03-31
OGLETHORPE POWER CORP
filed 2004-05-13
CIK 788816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

               Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.              Yes                No

              Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of
1934).                Yes                No

              Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The registrant is a membership corporation and has no authorized or outstanding equity securities.

OGLETHORPE POWER CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2004

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Oglethorpe Power Corporation
Condensed Balance Sheets
March 31, 2004 and December 31, 2003

	(dollars in thousands)

	2004	2003

Assets	(Unaudited)

Electric plant:
In service	$5,764,860	$5,755,553
Less: Accumulated provision for depreciation	(2,147,683)	(2,107,274)

	3,617,177	3,648,279

Nuclear fuel, at amortized cost	87,271	90,283
Construction work in progress	26,268	26,212

	3,730,716	3,764,774

Investments and funds:
Decommissioning fund, at market	187,514	180,448
Deposit on Rocky Mountain transactions, at cost	78,994	77,684
Bond, reserve and construction funds, at market	8,095	21,629
Investment in associated organizations, at cost	30,780	29,374
Other, at cost	1,084	1,084

	306,467	310,219

Current assets:
Cash and temporary cash investments, at cost	107,892	226,830
Other short-term investments, at market	97,292	96,213
Receivables	102,471	112,248
Inventories, at average cost	106,628	105,338
Prepayments and other current assets	4,486	4,959

	418,769	545,588

Deferred charges:
Premium and loss on reacquired debt, being amortized	145,783	139,741
Deferred amortization of capital leases	110,569	110,626
Deferred debt expense, being amortized	22,832	23,953
Deferred nuclear outage costs, being amortized	17,140	14,764
Deferred asset retirement obligations costs, being amortized	11,571	14,821
Other	4,708	5,199

	312,603	309,104

	$4,768,555	$4,929,685

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Balance Sheets
March 31, 2004 and December 31, 2003

	(dollars in thousands)

	2004	2003

Equity and Liabilities	(Unaudited)

Capitalization:
Patronage capital and membership fees	$457,136	$444,418
Accumulated other comprehensive loss	(53,196)	(49,814)

	403,940	394,604

Long-term debt	3,270,791	3,315,128
Obligation under capital leases	338,063	342,232
Obligation under Rocky Mountain transactions	78,994	77,684

	4,091,788	4,129,648

Current liabilities:
Long-term debt and capital leases due within one year	139,508	237,522
Accounts payable	34,784	63,559
Accrued interest	10,931	7,158
Accrued and withheld taxes	13,746	19,957
Other current liabilities	6,790	9,109

	205,759	337,305

Deferred credits and other liabilities:
Gain on sale of plant, being amortized	45,290	45,909
Net benefit of Rocky Mountain transactions, being amortized	72,466	73,263
Asset retirement obligations	236,940	233,155
Accumulated retirement costs for other obligations	35,390	35,349
Interest rate swap arrangements	55,059	49,916
Other	25,863	25,140

	471,008	462,732

	$4,768,555	$4,929,685

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Revenues and Expenses (Unaudited)
For the Three Months Ended March 31, 2004 and 2003

	(dollars in thousands)

	Three months

	2004	2003

Operating revenues:
Sales to Members	$296,687	$262,514
Sales to non-Members	8,157	10,977

Total operating revenues	304,844	273,491

Operating expenses:
Fuel	57,861	45,305
Production	58,322	56,303
Purchased power	87,697	83,972
Depreciation and amortization	38,133	32,764
Accretion	6,787	69

Total operating expenses	248,800	218,413

Operating margin	56,044	55,078

Other income (expense):
Investment income	9,958	5,441
Amortization of deferred gains	619	619
Amortization of net benefit of sale of income tax benefits	796	796
Allowance for equity funds used during construction	84	125
Other	735	772

Total other income	12,192	7,753

Interest charges:
Interest on long-term-debt and capital leases	51,276	48,443
Other interest	682	1,738
Allowance for debt funds used during construction	(612)	(869)
Amortization of debt discount and expense	4,172	3,600

Net interest charges	55,518	52,912

Net margin	$12,718	$9,919

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Patronage Capital and Membership Fees
and Accumulated Other Comprehensive Margin (Unaudited)
For the Three Months Ended March 31, 2004 and 2003

	(dollars in thousands)

	Patronage	Accumulated
	Capital and	Other
	Membership	Comprehensive
	Fees	Margin (Loss)	Total

Balance at December 31, 2002	$427,569	($55,751)	$371,818

Components of comprehensive margin:
Net margin	9,919		9,919
Unrealized gain on interest rate swap arrangements		1,246	1,246
Unrealized loss on available-for-sale securities		(1,082)	(1,082)
Unrealized gain on financial gas hedges		1,381	1,381

Total comprehensive margin			11,464

Balance at March 31, 2003	$437,488	($54,206)	$383,282

Balance at December 31, 2003	$444,418	($49,814)	$394,604

Components of comprehensive margin:
Net margin	12,718		12,718
Unrealized loss on interest rate swap arrangements		(5,142)	(5,142)
Unrealized gain on available-for-sale securities		237	237
Unrealized gain on financial gas hedges		1,523	1,523

Total comprehensive margin			9,336

Balance at March 31, 2004	$457,136	($53,196)	$403,940

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2004 and 2003

	(dollars in thousands)

	2004	2003

Cash flows from operating activities:
Net margin	$12,718	$9,919

Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization, including nuclear fuel	49,690	46,439
Net accretion cost	6,787	69
Allowance for equity funds used during construction	(84)	(125)
Amortization of deferred gains	(619)	(619)
Amortization of net benefit of sale of income tax benefits	(796)	(796)
Other	(810)	(263)

Change in operating assets and liabilities:
Receivables	9,777	(15,029)
Notes receivable	—	198
Inventories	(1,290)	(2,655)
Prepayments and other current assets	1,995	1,540
Accounts payable	(28,776)	(1,989)
Accrued interest	3,773	5,577
Accrued and withheld taxes	(6,211)	6,157
Other current liabilities	(2,319)	(5,680)
Deferred nuclear outage costs	(7,296)	(7,535)

Total adjustments	23,821	25,289

Net cash provided by operating activities	36,539	35,208

Cash flows from investing activities:
Property additions	(11,998)	(22,437)
Net proceeds from bond, reserve and construction funds	13,618	4,687
Increase in investment in associated organizations	(1,405)	(213)
Increase in other short-term investments	(926)	(1,790)
Increase in decommissioning fund	(6,960)	(364)

Net cash used in investing activities	(7,671)	(20,117)

Cash flows from financing activities:
Long-term debt proceeds, net	(6,941)	(44)
Long-term debt payments	(142,442)	(50,079)
Increase in notes payable	—	7,739
Increase in notes receivable under interim financing agreement	—	(8,387)
Increase in deferred credit for major overhaul	1,577	—

Net cash used in financing activities	(147,806)	(50,771)

Net decrease in cash and temporary cash investments	(118,938)	(35,680)
Cash and temporary cash investments at beginning of period	226,830	151,311

Cash and temporary cash investments at end of period	$107,892	$115,631

Cash paid for:
Interest (net of amounts capitalized)	$47,573	$43,734
Income taxes	—	—

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Notes to Condensed Financial Statements
March 31, 2004 and 2003

(A)	General. The condensed financial statements included in this report have been prepared by Oglethorpe Power Corporation (Oglethorpe), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the information furnished in this report reflects all adjustments (which include only normal recurring adjustments) and estimates necessary to present fairly, in all material respects, the results for the periods ended March 31, 2004 and 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although Oglethorpe believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Oglethorpe’s latest Annual Report on Form 10-K, as filed with the SEC. Certain amounts for 2003 have been reclassified to conform to the current period presentation. The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of results to be expected for the full year.

(B)	New Accounting Pronouncements. In December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46R, “Consolidation of Variable Interest Entities – an Interpretation of Accounting Research Bulletin (ARB) No. 51.” This interpretation clarifies the application of ARB No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Interpretation No. 46R is not currently effective for Oglethorpe until the end of fiscal year 2004. However, based on its current analysis, Oglethorpe believes that Interpretation No. 46R will have no impact on its financial statements.

(C)	Proposed Accounting Pronouncements. The American Institute of Certified Public Accountants’ (AICPA) Accounting Standards Executive Committee issued a proposed Statement of Position (SOP), “Accounting for Certain Costs and Activities Related to Property, Plant and Equipment.” The proposed SOP was issued in response to the diversity in accounting for expenditures related to property, plant and equipment (PP&E), including improvements, replacements, additions, repairs and maintenance. On April 14, 2004, the AICPA Board objected to final clearance of the proposed SOP. The AICPA Board asked the Accounting Standards Executive Committee to discontinue work on the proposed SOP, and no further AICPA Board discussion is planned. The AICPA Board asked the FASB staff to consider whether portions of the proposed SOP should be issued as a FASB Staff Position(s).

(D)	Merger of Chattahoochee EMC and Talbot EMC. Effective May 1, 2003, via a merger, Oglethorpe acquired all of the assets and assumed all of the liabilities of Chattahoochee EMC and Talbot EMC at book value. The merger was accounted for under the purchase method of accounting. The assets primarily consist of the Chattahoochee combined cycle generating facility and the Talbot combustion turbine generating facility. The book value of Chattahoochee EMC and Talbot EMC as of the effective merger date was approximately $609 million, which approximates fair value. The assets and liabilities and results of operations have been included in Oglethorpe’s financial statements since the effective date of the merger.

Oglethorpe is financing these generating facilities through two loans from the Federal Financing Bank (FFB), guaranteed by the Rural Utilities Service (RUS). At March 31, 2004, $565 million had been drawn under these loans, and Oglethorpe expects to receive its final loan advance of approximately $13 million in late 2004. Oglethorpe provided interim financing for these generating facilities through its commercial paper program. However, by December 31, 2003, sufficient funds had been drawn under the FFB loans to retire all outstanding commercial paper issued for this purpose. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Capital Requirements and Liquidity and Sources of Capital” below for a discussion regarding the acquisition of Talbot EMC and Chattahoochee EMC.)

(E)	Accumulated Comprehensive Margin or (Loss). The table below provides a detail of the beginning and ending balance for each classification of other comprehensive margin or (loss) along with the amount of any reclassification adjustments included in margin for each of the periods presented in the Statement of Patronage Capital and Membership Fees and Accumulated Other Comprehensive Margin. Oglethorpe’s effective tax rate is zero; therefore, all amounts below are presented net of tax.

	Accumulated Other Comprehensive Margin (Loss)

	(dollars in thousands)
	Interest Rate Swap Arrangements	Available-for-sale Securities	Financial Gas Hedges	Total

Balance at December 31, 2002	($58,443)	$1,722	$970	($55,751)

Unrealized gain/(loss)	1,246	(1,935)	1,381	692

Reclassification adjustments	—	853	—	853

Balance at March 31, 2003	($57,197)	$640	$2,351	($54,206)

Balance at December 31, 2003	($49,916)	($618)	$720	($49,814)

Unrealized gain/(loss)	(5,142)	245	1,393	(3,504)

Reclassification adjustments	—	(8)	130	122

Balance at March 31, 2004	($55,058)	($381)	$2,243	($53,196)

(F)	Environmental matters:

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

In general, environmental requirements are becoming increasingly stringent. New requirements may substantially increase the cost of electric service, by requiring changes in the design or operation of existing facilities. Failure to comply with these requirements could result in the imposition of civil and criminal penalties as well as the complete shutdown of individual generating units not in compliance. Oglethorpe cannot provide assurance that it will always be in compliance with current and future regulations.

2. Clean Air Act. On December 30, 2002, the Sierra Club, Physicians for Social Responsibility, Georgia Forest Watch and one individual filed suit in Federal Court in Georgia against Georgia Power Company (GPC) alleging violations of the Clean Air Act at Plant Wansley. The complaint alleges violations of opacity limits at both the coal-fired units, in which Oglethorpe is a co-owner, and other violations at several of the combined cycle units where Oglethorpe has no ownership interest. This civil action requests injunctive and declaratory relief, civil penalties, a supplemental environmental project and attorneys’ fees. While Oglethorpe believes that Plant Wansley has complied with applicable laws and regulations, resolution of this matter is uncertain at this time, as is any responsibility of Oglethorpe for a share of any penalties or other costs that might be assessed against GPC.

On January 16, 2003, the Sierra Club appealed to the United States Court of Appeals for the Eleventh Circuit the Environmental Protection Agency’s (EPA) denial of an administrative petition to invalidate an air operating permit for the combined cycle facility Oglethorpe recently acquired by merging with Chattahoochee EMC. Oglethorpe intervened in the appeal. On May 5, 2004, the Court ruled in favor of the Sierra Club, invalidating EPA’s denial of the petition and remanding the matter to EPA for further consideration. Oglethorpe believes that the order does not affect the ability of the facility to continue to operate pending further consideration, and that a favorable outcome in this matter is likely.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the Three Months Ended March 31, 2004 and 2003

Net Margin

Oglethorpe’s net margin for the three months ended March 31, 2004 was $12.7 million compared to $9.9 million for the same period of 2003. The higher net margin for the three-month period of 2004 was due to higher budgeted versus actual expense relating to fixed production and administrative and general expenses for the 2004 period as compared to the same period of 2003.

Operating Revenues

Oglethorpe’s operating revenues fluctuate from period to period based on factors including weather and other seasonal factors, load growth in the service territories of Oglethorpe’s 39 electric distribution cooperative members (the Members), operating costs, availability of electric generation resources, Oglethorpe’s decisions of whether to dispatch its owned or purchased resources or Member-owned resources over which it has dispatch rights and by Members’ decisions of whether to purchase a portion of their hourly energy growth requirements from Oglethorpe resources or from other suppliers.

Total revenues from sales to the Members for the three-month period ended March 31, 2004 were 13.0% higher than such revenues for the same period of 2003. Megawatt-hour (MWh) sales to Members increased 9.4% in the current period compared to the same period of 2003. The average total revenue per MWh from sales to Members increased 3.3% for the current period compared to the same period of 2003.

The components of Member revenues for the three months ended March 31, 2004 and 2003 were as follows:

	Three Months
	Ended March 31,

	2004	2003

	(dollars in thousands)
Capacity revenues	$161,525	$144,139
Energy revenues	135,162	118,375

Total	$296,687	$262,514

Capacity revenues from Members increased 12.1% for the current three-month period compared to the same period of 2003. The increase in capacity revenues for the current quarter was primarily due to an increase in revenue requirement beginning in May 2003 associated with fixed cost recovery for the Chattahoochee and Talbot generating facilities acquired by Oglethorpe in May 2003. See Note (D) and “Financial Condition” for further discussion regarding the merger of Oglethorpe and Chattahoochee and Talbot EMCs.

Energy revenues were 14.2% higher for the three-month period ended March 31, 2004 compared to the same period of 2003. The increase in energy revenues for the first quarter of 2004 was primarily due to recovery of increases in fuel costs partly related to operating the recently acquired Chattahoochee generating facilities and partly due to increased generation from coal-fired facilities (see “Operating Expenses” below). Oglethorpe's average energy revenue per MWh from sales to Members was 4.4% higher in the current quarter compared to the same quarter of 2003.

Sales to non-Members were from energy sales to power companies and from energy sales to LG&E Energy Marketing Inc. (LEM) and Morgan Stanley Capital Group Inc. (Morgan Stanley) under their power marketer arrangements with Oglethorpe. The following table summarizes the sources of non-Member revenues for the three months ended March 31, 2004 and 2003:

	Three Months
	Ended March 31,

	2004	2003

	(dollars in thousands)
Sales to power companies	$7,947	$10,672
Sales to LEM and Morgan Stanley	210	305

Total	$8,157	$10,977

Sales to power companies represent sales made directly by Oglethorpe. Oglethorpe may sell for its own account any energy available from the portion of its resources dedicated to Morgan Stanley that is not scheduled by Morgan Stanley pursuant to the power marketer arrangement. Oglethorpe sells short-term energy to non-Members for the benefit of Members participating in its capacity and energy pool.

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

Operating Expenses

Operating expenses for the three-month period ended March 31, 2004 were 13.9% higher compared to the same period of 2003. The increase during the first quarter of 2004 compared to the same period of 2003 was primarily due to higher fuel, depreciation and accretion expenses.

For the three-month period of 2004 compared to the same period of 2003, total fuel costs increased 27.7%. The increase was partly due to 18.0% higher generation from Oglethorpe’s coal-fired facilities (primarily due to increased MWhs sold to Members) and partly due to fuel costs incurred at the Chattahoochee and Talbot generating facilities. These facilities were acquired in May 2003; therefore, there were no corresponding fuel costs for these facilities in 2003.

Purchased power costs increased 4.4% for the three-month period ended March 31, 2004 compared to the same period of 2003. Purchased MWhs increased 2.9% for the current period of 2004 compared to the same period of 2003. The average cost per MWh of total purchased power increased 1.5% in the current period of 2004 compared to the same period of 2003. Purchased power costs were as follows:

	Three Months
	Ended March 31,

	2004	2003

	(dollars in thousands)
Capacity costs	$15,255	$15,197
Energy costs	72,442	68,775

Total	$87,697	$83,972

Purchased power energy costs for the three-month period ended March 31, 2004 was 5.3% higher compared to the same period of 2003. The average cost of purchased power energy for the three months ended March 31, 2004 was 2.3% higher compared to the same period of 2003.

Depreciation and amortization increased 16.4% or $5.4 million in the first quarter of 2004 compared to the same period of 2003. The increase is primarily attributable to depreciation expense associated with the Chattahoochee and Talbot generating facilities acquired by Oglethorpe in May 2003. There was no corresponding depreciation expense for these facilities in the first quarter of 2003.

Accretion expense, which Oglethorpe began recording in January 2003, represents the change in the asset retirement obligations due to the passage of time. For nuclear decommissioning, Oglethorpe records a regulatory asset for the timing difference in accretion expense recognized under SFAS No. 143 compared to the expense recovered for ratemaking purposes. The accretion expense recognized is equal to the earnings from the decommissioning trust fund. In 2004 decommissioning trust fund earnings were greater than in 2003, thus accretion expense recognized was higher in 2004.

Other Income

Investment income increased 83.0% or $4.5 million in the current three-month period compared to the same period of 2003. The increase is primarily due to higher earnings from the decommissioning fund.

Interest Charges

Interest on long-term debt and capital leases increased 5.9% in the current three-month period compared to the same period of 2003. The increase resulted primarily from interest costs related to debt issued to finance the generating facilities acquired by Oglethorpe in the merger of Chattahoochee EMC and Talbot EMC. Other interest expense decreased $1.1 million for the first quarter of 2004 compared to the same period of 2003. The decrease was primarily due to the commercial paper issued to finance a portion of the Talbot EMC and Chattahoochee EMC construction projects that was refinanced with long-term FFB loans and the related interest costs are now reflected in interest on long-term debt and capital leases. Amortization of debt discount and expense increased $572,000 in the current period of 2004 compared to the same period of 2003 primarily due to amortization of debt issuance costs associated with a $133.3 million pollution control revenue bond (PCB) refunding transaction completed in December 2003.

Financial Condition

Capital Requirements and Liquidity and Sources of Capital

Environmental Matters

Oglethorpe’s future capital expenditures depend in part on future environmental regulations, including future implementation of existing laws and regulations and how Oglethorpe and the other co-owners of Plants Scherer and Wansley choose to comply with these regulations, once finalized. See Management’s Discussion and Analysis for Financial Condition and Results of Operations–Financial Condition–Capital Requirements” in Oglethorpe’s Annual Report on Form 10-K for the year ended December 31, 2003.

In April 2004, EPA designated certain areas in Georgia as attainment or nonattainment under the new 8-hour standard for ozone. A nonattainment area was designated around Macon, which includes Plant Scherer, and for 20-counties around Atlanta. Although further reductions in nitrogen oxides may be required at Plants Wansley and/or Scherer depending on the state’s implementation plan to attain the standards for these nonattainment areas, the final impact cannot be determined at this time.

In April 2004, EPA issued a final regional nitrogen oxide reduction rule, which now sets the compliance date for May 1, 2007. What additional controls, if any, will be needed at Plants Wansley and/or Scherer to comply with this rule will not be known until the Georgia Environmental Protection Division (EPD) finalizes its state implementation plan.

In May 2004, EPA proposed a revised regional haze rule, instructing the states on how and when to implement controls on certain sources to improve visibility. The impact of this proposal will depend on the development and implementation of final rules by EPA and EPD, but could result in the installation of additional controls at Plants Wansley and/or Scherer.

Financing for Talbot EMC and Chattahoochee EMC

In May 2003, Talbot EMC and Chattahoochee EMC were merged with and into Oglethorpe. Pursuant to the merger, Oglethorpe succeeded to all of the assets and liabilities of Talbot EMC and Chattahoochee EMC. The assets consist of a 618 MW combustion turbine facility referred to as the Talbot Energy Facility and a 468 MW combined cycle facility referred to as the Chattahoochee Energy Facility. Oglethorpe is financing these generating facilities through two loans from the FFB, guaranteed by the RUS. At March 31, 2004, $565 million had been drawn under these loans, and Oglethorpe expects to receive its final loan advance of approximately $13 million in late 2004. Oglethorpe provided interim financing for these generating facilities through its commercial paper program. However, by December 31, 2003, sufficient funds had been drawn under the FFB loans to retire all outstanding commercial paper issued for this purpose. (See “MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Financial Condition – Capital Requirements– Financing for Acquisition of Talbot EMC and Chattahoochee EMC” in Item 7 of Oglethorpe's Annual Report on Form 10-K for the year ended December 31, 2003.)

Liquidity

As of March 31, 2004, Oglethorpe had $620 million of available liquidity to meet short-term cash needs and liquidity requirements. This liquidity consisted of, (i) approximately $108 million in cash and temporary cash investments, (ii) $97 million in other short-term investments, (iii) $20 million available under a letter of credit facility, and (iv) $395 million available under three committed line of credit facilities (including a $295 million committed line of credit facility that supports Oglethorpe’s commercial paper program).

Other Financings

Oglethorpe anticipates submitting a loan application totaling approximately $76 million to the RUS in late 2004. If approved, the loan will fund normal additions and replacements to generation facilities expected to be incurred in 2004 through 2007. This loan would be funded through the FFB and guaranteed by the RUS and the debt would be secured under Oglethorpe’s Mortgage Indenture.

Oglethorpe is also monitoring the current interest rate environment and may take advantage of other refinancing opportunities, such as converting a portion of its existing tax-exempt PCB debt from a variable rate to a fixed rate of interest.

General

Total assets and total equity plus liabilities as of March 31, 2004 were $4.7 billion, which was $200 million lower than the total at December 31, 2003. The decrease was due primarily to depreciation of plant and decreases in cash and temporary cash investments. The decrease in cash and temporary cash investments was primarily a result of principal and interest payments and the redemption of certain PCBs that reached their first call date on January 1, 2004.

Assets

Property additions for the three months ended March 31, 2004 totaled $12.0 million, primarily for purchases of nuclear fuel and for additions, replacements, and improvements to existing generation facilities.

The bond, reserve and construction funds balance decreased 62.6% as the result of lower debt service reserve requirements at March 31, 2004 as compared to December 31, 2003. In conjunction with the December 2003 PCB refinancing, approximately $13.6 million was released from the debt service reserve funds and applied mainly to the payment of principal and interest due on the bonds being refunded. The newly issued PCBs do not require a debt service reserve fund.

The 16.1% increase in deferred nuclear outage costs resulted from the deferral of refueling outage costs incurred for Plant Hatch Unit No. 1, which began the outage during the first quarter of 2004. Nuclear outage costs incurred during a refueling outage are deferred and amortized over an 18-month or 24-month operating cycle, depending upon the plant.

The deferred asset retirement obligation costs decreased 21.9%, or $3.3 million, primarily as a result of earnings associated with the nuclear decommissioning funds. As a result of these earnings, approximately $3.0 million of additional amortization was recognized as accretion expense. For information regarding accretion expense, see “Operating Expenses” above.

Equity and Liabilities

Long-term debt and capital leases due within one year decreased by 41.3% as a result of principal payments made during the first quarter of 2004. The balance at December 31, 2003 included the PCBs that reached their first call date on January 1, 2004 and which were redeemed.

Accounts payable decreased 45.3% primarily as a result of a decrease in payables to GPC and the power marketers. The payable to GPC at December 31, 2003 included larger accruals for fuel purchases and costs for certain capital additions to existing generation facilities.

The increase in accrued interest was largely due to the interest expense accrual associated with the lease of Plant Scherer Unit No. 2, which is paid semi-annually. No interest expense was accrued at December 31, 2003 for the Scherer debt as a result of the payment made (as due) on that date.

Accrued and withheld taxes decreased as a result of the payment of certain 2003 property tax bills during the first quarter of 2004, which exceeded the monthly accruals for 2004 property taxes.

The decrease in other current liabilities resulted primarily from payment of certain year-end accruals and a performance-based pay accrual.

New and Proposed Accounting Pronouncements

For a discussion of New and Proposed Accounting Pronouncements see Notes B and C of Notes to Condensed Financial Statements.

Forward-Looking Statements and Associated Risks

This Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding, among other items, (i) anticipated transactions by Oglethorpe and (ii) Oglethorpe's future capital requirements and sources of capital. These forward-looking statements are based largely on Oglethorpe's current expectations and are subject to a number of risks and uncertainties, some of which are beyond Oglethorpe's control. For factors that could cause actual results to differ materially from those anticipated by these forward-looking statements, see "BUSINESS-Competition" in Item 1 of Oglethorpe's 2003 Annual Report on Form 10-K. In light of these risks and uncertainties, there can be no assurance that events anticipated by the forward-looking statements contained in this Quarterly Report will in fact transpire.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Oglethorpe's market risks have not changed materially from the market risks reported in Oglethorpe's 2003 Annual Report on Form 10-K.

Item 4. Controls and Procedures

As of March 31, 2004, Oglethorpe had carried out an evaluation, under the supervision and with the participation of its management, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the President and Chief Executive Officer and the Senior Vice President, Finance and Planning concluded that Oglethorpe's disclosure controls and procedures are effective to ensure that information required to be disclosed by Oglethorpe in the reports that Oglethorpe files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods required by the Securities Exchange Act and the rules there under.

No change in Oglethorpe's internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or are reasonably likely to materially affect, Oglethorpe’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Environmental Matters

For information about environmental matters that could have an effect on Oglethorpe, see Note (F) to Notes to Condensed Financial Statements.

Item 5. Other

               At the Annual Meeting of the Members on March 29, 2004, the Members elected new directors to fill the positions created by the November 2003 amendments to the Bylaws to change the composition and size of the Board of Directors from ten to thirteen directors. The current directors of Oglethorpe are as follows:

Name	Positions
Benny W. Denham	Chairman of the Board Member Director, Southwest Region

J. Sam L. Rabun	Vice Chairman of the Board Member Director, Central Region

Larry N. Chadwick	Member Director, Northwest Region

Marshall S. Millwood	Member Director, Northeast Region

M. Anthony Ham	Member Director, Southeast Region

H.B. Wiley, Jr.	Member Director, Statewide

Jeffrey W. Murphy	Manager Director, Northeast Regional

Gary A. Miller	Manager Director, Northwest Regional

C. Hill Bentley	Manager Director, Central Regional

Gary W. Wyatt	Manager Director, Southwest Regional

Robert E. Rentfrow	Manager Director, Southeast Regional

Wm. Ronald Duffey	Outside Director

John S. Ranson	Outside Director

               The members of Oglethorpe’s Audit Committee are Wm. Ronald Duffey, Marshall S. Millwood, Jeffrey W. Murphy, Robert E. Rentfrow and H.B. Wiley, Jr. Mr. Duffey is the Chairman of the Audit Committee. Oglethorpe’s Board of Directors has determined that Mr. Duffey qualifies as an independent audit committee financial expert.

Item 6. Exhibits and Reports on Form 8-K

               (a)      Exhibits

Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification, by Thomas A. Smith (Principal Executive Officer)

31.2	Rule 13a-14(a)/15d-14(a) Certification, by Elizabeth B. Higgins (Principal Financial Officer)

32.1	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Thomas A. Smith (Principal Executive Officer)

32.2	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Elizabeth B. Higgins (Principal Financial Officer)

               (b)      Reports on Form 8-K

               No reports on Form 8-K were filed by Oglethorpe for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oglethorpe Power Corporation (An Electric Membership Corporation)

Date: May 12, 2004	By:	/s/ Thomas A. Smith

Thomas A. Smith President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2004		/s/ Mark Chesla

Mark Chesla Controller (Chief Accounting Officer)