Form 10-Q
period 2004-06-30
OGLETHORPE POWER CORP
filed 2004-08-13
CIK 788816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 33-7591

Oglethorpe Power Corporation
(An Electric Membership Corporation)
(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization	58-1211925 (I.R.S. employer identification no.)

Post Office Box 1349 2100 East Exchange Place Tucker, Georgia (Address of principal executive offices)	30085-1349 (Zip Code)

Registrant’s telephone number, including area code	(770) 270-7600

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

OGLETHORPE POWER CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2004

		Page No.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets as of June 30, 2004
	(Unaudited) and December 31, 2003	3

	Condensed Statements of Revenues and Expenses
	(Unaudited) for the Three Months and Six Months ended
	June 30, 2004 and 2003	5

	Condensed Statements of Patronage Capital and Membership
	Fees and Accumulated Other Comprehensive Margin
	(Unaudited) for the Six Months ended
	June 30, 2004 and 2003	6

	Condensed Statements of Cash Flows (Unaudited)
	For the Six Months ended June 30, 2004 and 2003	7

	Notes to Condensed Financial Statements
	For the Six Months ended June 30, 2004 and 2003	8

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 5.	Other	19

Item 6.	Exhibits and Reports on Form 8-K	19

SIGNATURES		21

PART I -FINANCIAL INFORMATION
Item 1.Financial Statements

Oglethorpe Power Corporation
Condensed Balance Sheets
June 30, 2004 and December 31, 2003

	(dollars in thousands)

	2004	2003
	(Unaudited)

Assets

Electric plant:

In service	$5,776,052	$5,755,553
Less: Accumulated provision for depreciation	(2,184,343)	(2,107,274)

	3,591,709	3,648,279

Nuclear fuel, at amortized cost	83,140	90,283
Construction work in progress	22,303	26,212

	3,697,152	3,764,774

Investments and funds:
Decommissioning fund, at market	185,518	180,448
Deposit on Rocky Mountain transactions, at cost	80,304	77,684
Bond, reserve and construction funds, at market	7,945	21,629
Investment in associated organizations, at cost	30,573	29,374
Other, at cost	1,084	1,084

	305,424	310,219

Current assets:
Cash and temporary cash investments, at cost	121,778	226,830
Other short-term investments, at market	96,323	96,213
Receivables	127,182	112,248
Inventories, at average cost	107,165	105,338
Prepayments and other current assets	6,540	4,959

	458,988	545,588

Deferred charges:
Premium and loss on reacquired debt, being amortized	142,015	139,741
Deferred amortization of capital leases	110,489	110,626
Deferred debt expense, being amortized	22,655	23,953
Deferred nuclear outage costs, being amortized	18,981	14,764
Deferred asset retirement obligations costs, being amortized	17,334	14,821
Other	4,207	5,199

	315,681	309,104

	$4,777,245	$4,929,685

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Balance Sheets
June 30, 2004 and December 31, 2003

	(dollars in thousands)

	2004	2003
	(Unaudited)

Equity and Liabilities

Capitalization:
Patronage capital and membership fees	$459,812	$444,418
Accumulated other comprehensive loss	(42,265)	(49,814)

	417,547	394,604

Long-term debt	3,236,906	3,315,128
Obligation under capital leases	333,327	342,232
Obligation under Rocky Mountain transactions	80,304	77,684

	4,068,084	4,129,648

Current liabilities:
Long-term debt and capital leases due within one year	148,353	237,522
Accounts payable	61,570	63,559
Accrued interest	8,931	7,158
Accrued and withheld taxes	20,893	19,957
Other current liabilities	7,943	9,109

	247,690	337,305

Deferred credits and other liabilities:
Gain on sale of plant, being amortized	44,672	45,909
Net benefit of Rocky Mountain transactions, being amortized	71,670	73,263
Asset retirement obligations	240,725	233,155
Accumulated retirement costs for other obligations	34,728	35,349
Interest rate swap arrangements	42,155	49,916
Other	27,521	25,140

	461,471	462,732

	$4,777,245	$4,929,685

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Revenues and Expenses (Unaudited)
For the Three and Six Months Ended June 30, 2004 and 2003

	(dollars in thousands)

	Three Months		Six Months

	2004	2003	2004	2003

Operating revenues:
Sales to Members	$319,762	$284,081	$616,449	$546,595
Sales to non-Members	8,654	8,530	16,811	19,507

Total operating revenues	328,416	292,611	633,260	566,102

Operating expenses:
Fuel	84,416	58,228	142,277	103,533
Production	60,485	63,603	118,807	119,906
Purchased power	91,800	79,003	179,497	162,975
Depreciation and amortization	38,318	35,675	76,451	68,439
Income taxes	(3)	—	(3)	—
Accretion	2,899	1,497	9,686	1,566

Total operating expenses	277,915	238,006	526,715	456,419

Operating margin	50,501	54,605	106,545	109,683

Other income (expense):
Investment income	5,943	5,243	15,901	10,684
Amortization of deferred gains	618	618	1,237	1,237
Amortization of net benefit of Rocky Mountain transactions	797	797	1,593	1,593
Allowance for equity funds used during construction	35	106	119	231
Other	358	392	1,093	1,164

Total other income	7,751	7,156	19,943	14,909

Interest charges:
Interest on long-term debt and capital leases	50,990	50,499	102,266	98,942
Other interest	672	1,833	1,354	3,571
Allowance for debt funds used during construction	(252)	(687)	(864)	(1,556)
Amortization of debt discount and expense	4,166	3,625	8,338	7,225

Net interest charges	55,576	55,270	111,094	108,182

Net margin	$2,676	$6,491	$15,394	$16,410

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Patronage Capital and Membership Fees
and Accumulated Other Comprehensive Margin (Unaudited)
For the Six Months Ended June 30, 2004 and 2003

	(dollars in thousands)

	Patronage Capital and Membership Fees	Accumulated Other Comprehensive Margin (Loss)	Total

Balance at December 31, 2002	$427,569	($55,751)	$371,818

Components of comprehensive margin:
Net margin	16,410		16,410
Unrealized loss on interest rate swap arrangements		(3,871)	(3,871)
Unrealized loss on available-for-sale securities		(1,033)	(1,033)
Unrealized gain on financial gas hedges		6,520	6,520

Total comprehensive margin			18,026

Balance at June 30, 2003	$443,979	($54,135)	$389,844

Balance at December 31, 2003	$444,418	($49,814)	$394,604

Components of comprehensive margin:
Net margin	15,394		15,394
Unrealized gain on interest rate swap arrangements		7,761	7,761
Unrealized loss on available-for-sale securities		(1,560)	(1,560)
Unrealized gain on financial gas hedges		1,348	1,348

Total comprehensive margin			22,943

Balance at June 30, 2004	$459,812	($42,265)	$417,547

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2004 and 2003

	(dollars in thousands)

	2004	2003

Cash flows from operating activities:
Net margin	$15,394	$16,410

Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization, including nuclear fuel	98,889	95,621
Net accretion cost	9,686	1,566
Allowance for equity funds used during construction	(119)	(231)
Amortization of deferred gains	(1,237)	(1,237)
Amortization of net benefit of Rocky Mountain transactions	(1,593)	(1,593)
Other	(461)	307
Change in operating assets and liabilities:
Receivables	(14,935)	(38,737)
Notes receivable	—	398
Inventories	(1,827)	(6,781)
Prepayments and other current assets	(235)	719
Accounts payable	(1,989)	3,208
Accrued interest	1,773	8,026
Accrued and withheld taxes	936	12,532
Other current liabilities	(1,165)	(5,091)
Deferred nuclear outage costs	(13,354)	(7,661)
Deferred start-up costs	—	759

Total adjustments	74,369	61,805

Net cash provided by operating activities	89,763	78,215

Cash flows from investing activities:
Property additions	(25,447)	(65,291)
Net proceeds from bond, reserve and construction funds	13,548	4,651
Net cash received from merger of Talbot EMC and Chattahoochee EMC into Oglethorpe	—	18,273
Increase in investment in associated organizations	(1,198)	(223)
Increase in other short-term investments	(1,534)	(2,726)
Increase in decommissioning fund	(9,984)	(2,275)

Net cash used in investing activities	(24,615)	(47,591)

Cash flows from financing activities:
Long-term debt proceeds, net	(5,009)	452,510
Long-term debt payments	(168,119)	(326,532)
Decrease in notes payable	—	(184,478)
Increase in notes receivable under interim financing agreement	—	(11,141)
Increase in deferred credit for major overhaul	2,928	600

Net cash used in financing activities	(170,200)	(69,041)

Net decrease in cash and temporary cash investments	(105,052)	(38,417)
Cash and temporary cash investments at beginning of period	226,830	151,311

Cash and temporary cash investments at end of period	$121,778	$112,894

Cash paid for:
Interest (net of amounts capitalized)	$100,983	$93,056
Income taxes	—	—

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Notes to Condensed Financial Statements
June 30, 2004 and 2003

(A)	General. The condensed financial statements included in this report have been prepared by Oglethorpe Power Corporation (Oglethorpe), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the information furnished in this report reflects all adjustments (which include only normal recurring adjustments) and estimates necessary to present fairly, in all material respects, the results for the periods ended June 30, 2004 and 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although Oglethorpe believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Oglethorpe’s latest Annual Report on Form 10-K, as filed with the SEC. Certain amounts for 2003 have been reclassified to conform to the current period presentation. The results of operations for the three-month and six-month periods ended June 30, 2004 are not necessarily indicative of results to be expected for the full year.

(B)	New Accounting Pronouncements. In December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46R, “Consolidation of Variable Interest Entities – an Interpretation of Accounting Research Bulletin (ARB) No. 51.” This interpretation clarifies the application of ARB No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Interpretation No. 46R is not currently effective for Oglethorpe until the end of fiscal year 2004. However, based on its current analysis, Oglethorpe believes that Interpretation No. 46R will have no impact on its financial statements.

(C)	Merger of Chattahoochee EMC and Talbot EMC. Effective May 1, 2003, via a merger, Oglethorpe acquired all of the assets and assumed all of the liabilities of Chattahoochee EMC and Talbot EMC at book value. The merger was accounted for under the purchase method of accounting. The assets primarily consist of the Chattahoochee combined cycle generating facility and the Talbot combustion turbine generating facility. The book value of Chattahoochee EMC and Talbot EMC as of the effective merger date was approximately $609 million, which approximates fair value. The assets and liabilities and results of operations have been included in Oglethorpe’s financial statements since the effective date of the merger.

(D)	Accumulated Comprehensive Margin or (Loss). The table below provides a detail of the beginning and ending balance for each classification of other comprehensive margin or (loss) along with the amount of any reclassification adjustments included in margin for each of the periods presented in the Statement of Patronage Capital and Membership Fees and Accumulated Other Comprehensive Margin. There were no material changes in the nature, timing or amounts of expected reclassification adjustments from the amounts disclosed in Oglethorpe’s Annual Report on Form 10-K for the year ended December 31, 2003. Oglethorpe’s effective tax rate is zero; therefore, all amounts below are presented net of tax.

	Accumulated Other Comprehensive Margin (Loss)

	(dollars in thousands)
	Interest Rate	Available-for-sale	Financial
	Swap Arrangements	Securities	Gas Hedges	Total

Balance at December 31, 2002	($58,443)	$1,722	$970	($55,751)

Unrealized gain/(loss)	(3,871)	(205)	9,072	4,996

Reclassification adjustments	—	(828)	(2,552)	(3,380)

Balance at June 30, 2003	($62,314)	$689	$7,490	($54,135)

Balance at December 31, 2003	($49,916)	($618)	$720	($49,814)

Unrealized gain/(loss)	7,761	(1,491)	255	6,525

Reclassification adjustments	—	(69)	1,093	1,024

Balance at June 30, 2004	($42,155)	($2,178)	$2,068	($42,265)

(E)	Environmental matters:

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

Results of Operations

For the Three Months and Six Months Ended June 30, 2004 and 2003

Net Margin

Oglethorpe’s net margin for the three months and six months ended June 30, 2004 was $2.7 million and $15.4 million, compared to $6.5 million and $16.4 million for the same periods of 2003. Net margin for the second quarter of 2004 reflected a $6.3 million Board of Directors approved reduction to revenue requirements as a result of lower than budgeted fixed production expenses, general and administrative expenses, depreciation expenses and interest costs. The revenue reduction was recorded as a $6.3 million reduction in sales to Members resulting in lower net margin for the second quarter of 2004.

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

Total revenues from sales to the Members for the three-month and six-month periods ended June 30, 2004 were 12.6% and 12.8% higher than such revenues for the same periods of 2003. Megawatt-hour (MWh) sales to Members increased 17.4% and 13.5% in the current periods compared to the same periods of 2003. The average total revenue per MWh from sales to Members decreased 4.1% and 0.7% for the current periods compared to the same periods of 2003.

The components of Member revenues for the three months and six months ended June 30, 2004 and 2003 were as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

	(dollars in thousands)
Capacity revenues	$155,448	$155,148	$316,973	$299,287
Energy revenues	164,314	128,933	299,476	247,308

Total	$319,762	$284,081	$616,449	$546,595

Capacity revenues for the six months ended June 30, 2004 increased 5.9% compared to the same period of 2003. The increase in capacity revenues for the six-month period was primarily due to an increase in revenue requirement beginning in May 2003 associated with fixed cost recovery for the Chattahoochee and Talbot generating facilities acquired by Oglethorpe in May 2003. See Note (D) and “Financial Condition” for further discussion regarding the merger of Oglethorpe and Chattahoochee and Talbot EMCs.

Energy revenues were 27.4% and 21.1% higher for the three-month and six-month periods ended June 30, 2004 compared to the same periods of 2003. The increase in energy revenues for the second quarter and for the six-months ended June 30, 2004 was primarily due to recovery of increases in fuel costs related to operating the recently acquired Chattahoochee generating facilities and partly due to increased generation from coal-fired facilities (see “Operating Expenses” below). Oglethorpe’s average energy revenue per MWh from sales to Members was 8.6% and 6.7% higher in the current periods compared to the same periods of 2003.

Sales to non-Members were from energy sales to power companies and from energy sales to LG&E Energy Marketing Inc. (LEM) and Morgan Stanley Capital Group Inc. (Morgan Stanley) under their power marketer arrangements with Oglethorpe. The following table summarizes the sources of non-Member revenues for the three months and six months ended June 30, 2004 and 2003:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

	(dollars in thousands)
Sales to power companies	$8,399	$7,790	$16,346	$18,462
Sales to LEM and Morgan Stanley	255	740	465	1,045

Total	$8,654	$8,530	$16,811	$19,507

Sales to power companies represent sales made directly by Oglethorpe. Oglethorpe sells short-term energy to non-Members for the benefit of Members participating in its capacity and energy pool. Sales to LEM and Morgan Stanley represent the net energy transmitted on behalf of LEM and Morgan Stanley off-system on an hourly basis from Oglethorpe’s total resources under the LEM and Morgan Stanley power marketer arrangements. Oglethorpe sold this energy to LEM at Oglethorpe’s cost, subject to certain limitations, and to Morgan Stanley at a contractually fixed price. The volume of sales to LEM and Morgan Stanley depends primarily on the power marketers’ decisions for servicing their load requirements.

Operating Expenses

Operating expenses for the three-month and six-month periods ended June 30, 2004 were 16.8% and 15.4% higher compared to the same periods of 2003. The increase in operating expenses for the three-month and six-month periods ended June 30, 2004 compared to the same periods of 2003 was primarily due to higher fuel, purchased power, depreciation and accretion expenses.

For the three-month and six-month periods of 2004 compared to the same periods of 2003, total fuel costs increased 45.0% and 37.4%, respectively. The increase in total fuel costs was partly as a result of an increase in MWhs of generation (primarily due to increased MWhs sold to Members) of 14.0% and 11.2% for the current periods of 2004 as compared to the same periods of 2003 and partly due to higher average fuel costs associated with increased fossil generation and generation from the Chattahoochee facility, a gas-fired combined cycle plant. For the three-month and six-month periods of 2004 compared to 2003, output from Oglethorpe’s coal-fired facilities was 22.9% and 20.5% higher. The generation output from the Chattahoochee facility was 370,000 and 403,000 MWhs higher for the current periods compared to the comparable periods of 2003. The Chattahoochee facility was acquired in May 2003; therefore, there was no corresponding fuel costs incurred or generation output for this facility prior to May 2003.

Purchased power costs increased 16.2% and 10.1% for the three-month and six-month periods ended June 30, 2004 compared to the same periods of 2003. Purchased MWhs increased 18.8% and 10.6% for the current periods of 2004 compared to the same periods of 2003. The average cost per MWh of total purchased power decreased 2.2% and 0.4% in the current periods of 2004 compared to the same periods of 2003. Purchased power costs were as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

	(dollars in thousands)
Capacity costs	$15,663	$15,309	$30,918	$30,506
Energy costs	76,137	63,694	148,579	132,469

Total	$91,800	$79,003	$179,497	$162,975

Purchased power energy costs for the three-month and six-month periods ended June 30, 2004 was 19.5% and 12.2% higher compared to the same periods of 2003. The average cost of purchased power energy for the three months and six months ended June 30, 2004 was 0.6% and 1.4% higher compared to the same periods of 2003.

Depreciation and amortization increased 7.4% and 11.7% in the current periods of 2004 compared to the same periods of 2003. The increase is primarily attributable to depreciation expense associated with the Chattahoochee and Talbot generating facilities acquired by Oglethorpe in May 2003. There was no corresponding depreciation expense for these facilities prior to May 2003.

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

Other Income

Investment income increased 13.4% (or $0.7 million) and 48.8% (or $5.2 million) in the current three-month and six-month periods compared to the same periods of 2003 primarily due to higher earnings from the decommissioning fund.

Interest Charges

Interest on long-term debt and capital leases increased 3.4% for the six-month period of 2004 compared to the same period of 2003. The increase resulted primarily from interest costs related to debt issued to finance the generating facilities acquired by Oglethorpe in the merger of Chattahoochee EMC and Talbot EMC. Other interest expense decreased $1.2 million and $2.2 million for the current periods of 2004 compared to the same periods of 2003. The decrease was primarily due to the commercial paper issued to finance a portion of the Talbot EMC and Chattahoochee EMC construction projects that was refinanced with long-term Federal Financing Bank (FFB) loans and the related interest costs now being reflected in interest on long-term debt and capital leases. Amortization of debt discount and expense increased $0.5 million and $1.1 million in the current periods of 2004 compared to the same periods of 2003 primarily due to amortization of debt issuance costs associated with a $133.3 million pollution control revenue bond (PCB) refunding transaction completed in December 2003.

Financial Condition

Capital Requirements and Liquidity and Sources of Capital

Environmental Matters

Oglethorpe’s future capital expenditures depend in part on future environmental regulations, including future implementation of existing laws and regulations and how Oglethorpe and the other co-owners of Plants Scherer and Wansley choose to comply with these regulations, once finalized. See Management’s Discussion and Analysis for Financial Condition and Results of Operations–Financial Condition–Capital Requirements” in Oglethorpe’s Annual Report on Form 10-K for the year ended December 31, 2003 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

In July 2004, attorneys general from eight northeastern and midwestern states and the corporation counsel for New York City filed a complaint in U.S. District Court for the Southern District of New York against Southern Company and other electric power companies. A nearly identical complaint was filed by three environmental groups in the same court against these same defendants. The plaintiffs allege that the defendants’ emissions of carbon dioxide contribute to global warming and thus constitute a public nuisance. The plaintiffs seek injunctive relief, which might result in a capping of carbon dioxide emissions from the defendants’ plants, under the federal common law, under state public nuisance law, and under common law theories of private nuisance. Damages have not, however, been requested. Any such relief against the Southern Company’s units in Georgia could impact units at Plants Wansley and Scherer co-owned by Georgia Power, a subsidiary of Southern Company, and Oglethorpe. Although Oglethorpe believes these claims are without merit, the outcome of these actions cannot be determined at this time, and an adverse judgment could result in substantial capital expenditures by Oglethorpe with respect to its share of co-owned units.

Financing for Talbot EMC and Chattahoochee EMC

In May 2003, Talbot EMC and Chattahoochee EMC were merged with and into Oglethorpe. Pursuant to the merger, Oglethorpe succeeded to all of the assets and liabilities of Talbot EMC and Chattahoochee EMC. The assets consist of a 618 MW combustion turbine facility referred to as the Talbot Energy Facility and a 468 MW combined cycle facility referred to as the Chattahoochee Energy Facility. Oglethorpe is financing these generating facilities through two loans from the FFB, guaranteed by the RUS. At June 30, 2004, $565 million had been drawn under these loans, and Oglethorpe expects to receive its final loan advance of approximately $13 million in late 2004 or early 2005. Oglethorpe provided interim financing for these generating facilities through its commercial paper program. However, by December 31, 2003, sufficient funds had been drawn under the FFB loans to retire all outstanding commercial paper issued for this purpose. (See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Financial Condition – Capital Requirements– Financing for Acquisition of Talbot EMC and Chattahoochee EMC” in Item 7 of Oglethorpe’s Annual Report on Form 10-K for the year ended December 31, 2003.)

Liquidity

As of June 30, 2004, Oglethorpe had $633 million of available liquidity to meet short-term cash needs and liquidity requirements. This liquidity consisted of, (i) approximately $122 million in cash and temporary cash investments, (ii) $96 million in other short-term investments, (iii) $20 million available under a letter of credit facility, and (iv) $395 million available under three committed line of credit facilities (including a $295 million committed line of credit facility that supports Oglethorpe’s commercial paper program and two lines of credit, each for $50 million).

In September 2004, Oglethorpe expects to renew the $295 million working capital line of credit facility that supports its commercial paper program. In conjunction with the renewal, Oglethorpe expects to increase the facility to $300 million and convert this line of credit from a 364-day to a three-year facility.

The $50 million line of credit facility in place with the National Rural Utilities Cooperative Finance Corporation has been renewed through September 30, 2005.

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

General

Total assets and total equity plus liabilities as of June 30, 2004 were $4.8 billion, which was $152 million lower than the total at December 31, 2003. The decrease was due primarily to depreciation of plant and decreases in cash and temporary cash investments.

Assets

Property additions for the six months ended June 30, 2004 totaled $25.4 million, primarily for purchases of nuclear fuel and for additions, replacements, and improvements to existing generation facilities.

The 14.9% decrease in construction work in progress was primarily a result of the completion of a cooling tower at Plant Hatch, which was placed in service during the second quarter of 2004.

The bond, reserve and construction funds balance decreased 63.3% as the result of lower debt service reserve requirements at June 30, 2004 as compared to December 31, 2003. In conjunction with the December 2003 PCB refinancing, approximately $13.6 million was released from the debt service reserve funds and applied mainly to the payment of principal and interest due on the bonds being refunded. The newly issued PCBs do not require a debt service reserve fund.

As of June 30, 2004, Oglethorpe had cash and temporary cash investments of $121.8 million that was a decrease of $105.1 million from December 31, 2003. The decrease was primarily due to $168.1 million repayment of long-term debt and $25.4 million invested in property additions offset somewhat by $89.8 million of cash generated from operations.

Receivables increased 13.3% largely as a result of increased sales to Members. The increase in sales to Members was a result of warmer weather in June 2004 as compared to December 2004.

Prepayments and other current assets increased 31.9% as a result of insurance premium payments and an increase in the market value of the natural gas hedge contracts, offset somewhat by the receipt of prepaid inventory.

The 28.6% increase in deferred nuclear outage costs resulted from the deferral of refueling outage costs incurred for Plant Hatch Unit No. 1 and Plant Vogtle Unit No. 2, which were in outages during the first and second quarters of 2004, respectively. Nuclear outage costs incurred during a refueling outage are deferred and amortized over an 18-month or 24-month operating cycle, depending upon the plant.

Deferred asset retirement obligation costs increased 17.0%, or $2.5 million. Consistent with Oglethorpe’s rate making policy, unrealized gains or losses from the nuclear decommissioning fund are added to or deducted from the deferred asset. A decrease in the unrealized gain resulted in a $4.9 million increase in the deferred asset, which was offset somewhat by recognized earnings produced by the nuclear decommissioning funds. As a result of these earnings, $2.1 million of additional amortization was recognized as accretion expense. For information regarding accretion expense, see “Operating Expenses” above.

Other deferred charges decreased by 19.1% due to the regular monthly amortization of these charges.

Equity and Liabilities

The accumulated other comprehensive margin loss decreased by 15.2% primarily as a result of a decrease in the unrealized loss associated with the interest rate swap arrangements.

Long-term debt and capital leases due within one year decreased by 37.5% as a result of principal payments made during the first quarter of 2004. The balance at December 31, 2003 included the PCBs whose first call date was January 1, 2004, and which were redeemed on January 2, 2004.

The increase in accrued interest was largely due to the interest expense accrual associated with the lease of Plant Scherer Unit No. 2 compared to no accrual at December 31, 2003 for the Scherer debt as a result of the payment made (as due) on that date.

The decrease in other current liabilities was primarily a result of payments made related to certain year-end accruals and a performance-based pay accrual, offset somewhat by an increase in operating and maintenance expense accruals for Plant Doyle.

Oglethorpe has recorded an unrealized loss related to the interest rate swap arrangements of $42.2 million, which represents the estimated payment Oglethorpe would make if the swap arrangements were terminated.

New and Proposed Accounting Pronouncements

For a discussion of New and Proposed Accounting Pronouncements see Note B of Notes to Condensed Financial Statements.

Forward-Looking Statements and Associated Risks

This Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding, among other items, (i) anticipated transactions by Oglethorpe and (ii) Oglethorpe’s future capital requirements and sources of capital. These forward-looking statements are based largely on Oglethorpe’s current expectations and are subject to a number of risks and uncertainties, some of which are beyond Oglethorpe’s control. For factors that could cause actual results to differ materially from those anticipated by these forward-looking statements, see “BUSINESS-Competition” in Item 1 of Oglethorpe’s 2003 Annual Report on Form 10-K. In light of these risks and uncertainties, there can be no assurance that events anticipated by the forward-looking statements contained in this Quarterly Report will in fact transpire.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Oglethorpe’s market risks have not changed materially from the market risks reported in Oglethorpe’s 2003 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

As of June 30, 2004, Oglethorpe had carried out an evaluation, under the supervision and with the participation of its management, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the President and Chief Executive Officer and the Senior Vice President, Finance and Planning concluded that Oglethorpe’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Oglethorpe in the reports that Oglethorpe files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods required by the Securities Exchange Act and the rules there under.

No change in Oglethorpe’s internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or are reasonably likely to materially affect, Oglethorpe’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Environmental Matters

For information about environmental matters that could have an effect on Oglethorpe, see Note (E) to Notes to Condensed Financial Statements.

Item 5.	Other

Oglethorpe and Georgia System Operations Corporation (“GSOC”) have a contract with Georgia Power Company (“GPC”) to provide certain coordination services for the benefit of Oglethorpe and its Members. For a discussion of these relationships, see “OGLETHORPE POWER CORPORATION – Relationship with GSOC” and “–Relationship with GPC” in Item 1 of Oglethorpe’s Annual Report on Form 10-K for the year ended December 31, 2003. GSOC determined that it could provide these services to Oglethorpe and its Members at a lower cost by beginning operation of a control area, and in January 2004 sent a notice of termination to GPC under the Revised and Restated Coordination Services Agreement (“RCSA”). In June 2004, GPC requested FERC to amend the RCSA’s termination provisions by extending the minimum term through December 31, 2005 and requiring Oglethorpe and GSOC to satisfy GPC that replacement protocols were in place prior to allowing any termination after that date. However, GPC did not seek to change the existing RCSA rates. In July 2004, GSOC and Oglethorpe each responded, asking FERC to reject GPC’s request to amend the RCSA unilaterally, and to allow it to terminate on September 30, 2004, so that GSOC could begin operation of a control area. FERC must act by August 20, 2004, either accepting GPC’s or Oglethorpe and GSOC’s request, or setting the matter for hearing. The parties are discussing a replacement agreement for the RCSA that could settle the dispute and could result in rates that are lower than those in the existing RCSA. Oglethorpe’s management believes that the outcome of this dispute will not have a material adverse effect on the financial condition or results of operations of Oglethorpe.

In July 2004, Elizabeth B. Higgins, Oglethorpe’s Senior Vice President, Finance & Planning, was appointed Chief Financial Officer, and Mark Chesla was appointed Oglethorpe’s Vice President, Controller.

Oglethorpe has filed financial and statistical information relating to its Members with Nationally Recognized Municipal Securities Information Repositories in fulfillment of its obligations under an agreement with an underwriter pursuant to Rule 15c2-12 of the Securities Exchange Act of 1934. A copy of the Member financial and statistical information is attached as Exhibit 99.1.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Number	Description
3.2	Bylaws of Oglethorpe, as amended and restated, as of March 29, 2004
31.1	Rule 13a-14(a)/15d-14(a) Certification, by Thomas A. Smith (Principal Executive Officer)

31.2	Rule 13a-14(a)/15d-14(a) Certification, by Elizabeth B. Higgins (Principal Financial Officer)
32.1	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Thomas A. Smith (Principal Executive Officer)
32.2	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Elizabeth B. Higgins (Principal Financial Officer)
99.1	Member Financial and Statistical Information

(b)	Reports on Form 8-K

No reports on Form 8-K were filed by Oglethorpe for the quarter ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oglethorpe Power Corporation (An Electric Membership Corporation)

Date: August 13, 2004	By:	/s/ Thomas A. Smith Thomas A. Smith President and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2004		/s/ Mark Chesla Mark Chesla Vice President, Controller (Chief Accounting Officer)