Form 10-Q
period 2004-09-30
OGLETHORPE POWER CORP
filed 2004-11-12
CIK 788816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

OGLETHORPE POWER CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2004

		Page No.
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets as of September 30, 2004 (Unaudited) and December 31, 2003	3

	Condensed Statements of Revenues and Expenses (Unaudited) for the Three Months and Nine Months ended September 30, 2004 and 2003	5

	Condensed Statements of Patronage Capital and Membership Fees and Accumulated Other Comprehensive Margin (Unaudited) for the Nine Months ended September 30, 2004 and 2003	6

	Condensed Statements of Cash Flows (Unaudited) For the Nine Months ended September 30, 2004 and 2003	7

	Notes to Condensed Financial Statements For the Nine Months ended September 30, 2004 and 2003	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 5.	Other Information	19

Item 6.	Exhibits	20

SIGNATURES		21

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Oglethorpe Power Corporation
Condensed Balance Sheets
September 30, 2004 and December 31, 2003

	(dollars in thousands)

	2004	2003
Assets	(Unaudited)

Electric plant:
In service	$5,782,633	$5,755,553
Less: Accumulated provision for depreciation	(2,222,497)	(2,107,274)
	3,560,136	3,648,279

Nuclear fuel, at amortized cost	77,310	90,283
Construction work in progress	22,019	26,212
	3,659,465	3,764,774

Investments and funds:
Decommissioning fund, at market	186,171	180,448
Deposit on Rocky Mountain transactions, at cost	81,658	77,684
Bond, reserve and construction funds, at market	8,011	21,629
Investment in associated organizations, at cost	31,395	29,374
Other, at market	14,859	1,084
	322,094	310,219

Current assets:
Cash and cash equivalents, at cost	152,026	226,830
Restricted short-term investments, at market	80,113	-
Other short-term investments, at market	2,845	96,213
Receivables	120,354	112,248
Inventories, at average cost	101,741	105,338
Prepayments and other current assets	5,101	4,959
	462,180	545,588

Deferred charges:
Premium and loss on reacquired debt, being amortized	138,246	139,741
Deferred amortization of capital leases	110,387	110,626
Deferred debt expense, being amortized	22,318	23,953
Deferred nuclear outage costs, being amortized	14,535	14,764
Deferred asset retirement obligations costs, being amortized	20,544	14,821
Other	3,717	5,199
	309,747	309,104
	$4,753,486	$4,929,685

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Balance Sheets
September 30, 2004 and December 31, 2003

	(dollars in thousands)

	2004	2003
Equity and Liabilities	(Unaudited)

Capitalization:
Patronage capital and membership fees	$464,206	$444,418
Accumulated other comprehensive loss	(47,765)	(49,814)
	416,441	394,604

Long-term debt	3,202,884	3,315,128
Obligation under capital leases	328,839	342,232
Obligation under Rocky Mountain transactions	81,658	77,684
	4,029,822	4,129,648

Current liabilities:
Long-term debt and capital leases due within one year	156,972	237,522
Accounts payable	44,373	63,559
Accrued interest	15,873	7,158
Accrued and withheld taxes	24,253	19,957
Other current liabilities	10,221	9,109
	251,692	337,305

Deferred credits and other liabilities:
Gain on sale of plant, being amortized	44,053	45,909
Net benefit of Rocky Mountain transactions, being amortized	70,874	73,263
Asset retirement obligations	244,510	233,155
Accumulated retirement costs for other obligations	35,095	35,349
Interest rate swap arrangements	47,734	49,916
Other	29,706	25,140
	471,972	462,732
	$4,753,486	$4,929,685

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Revenues and Expenses (Unaudited)
For the Three and Nine Months Ended September 30, 2004 and 2003

	(dollars in thousands)

	Three Months		Nine Months
	2004	2003	2004	2003
Operating revenues:
Sales to Members	$359,291	$343,797	$975,740	$890,392
Sales to non-Members	8,198	8,488	25,009	27,995
Total operating revenues	367,489	352,285	1,000,749	918,387

Operating expenses:
Fuel	85,379	81,151	227,656	184,684
Production	64,638	60,633	183,445	180,539
Purchased power	122,530	113,764	302,027	276,739
Depreciation and amortization	38,316	37,756	114,767	106,195
Income taxes	-	-	(3)	-
Accretion	2,704	1,703	12,390	3,269
Total operating expenses	313,567	295,007	840,282	751,426
Operating margin	53,922	57,278	160,467	166,961

Other income (expense):
Investment income	5,408	4,733	21,309	15,417
Amortization of deferred gains	619	619	1,856	1,856
Amortization of net benefit of sale of income tax benefits	796	796	2,389	2,389
Allowance for equity funds used during construction	37	82	156	313
Other	403	564	1,496	1,728
Total other income	7,263	6,794	27,206	21,703

Interest charges:
Interest on long-term debt and capital leases	51,328	53,677	153,594	152,619
Other interest	1,580	1,075	2,934	4,646
Allowance for debt funds used during construction	(285)	(534)	(1,149)	(2,090)
Amortization of debt discount and expense	4,168	3,642	12,506	10,867
Net interest charges	56,791	57,860	167,885	166,042
Net margin	$4,394	$6,212	$19,788	$22,622

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Patronage Capital and Membership Fees
and Accumulated Other Comprehensive Margin (Unaudited)
For the Nine Months Ended September 30, 2004 and 2003

	(dollars in thousands)

	Patronage	Accumulated
	Capital and	Other
	Membership	Comprehensive
	Fees	Margin (Loss)	Total

Balance at December 31, 2002	$427,569	$(55,751)	$371,818
Components of comprehensive margin:
Net margin	22,622		22,622
Unrealized gain on interest rate swap arrangements		4,246	4,246
Unrealized loss on available-for-sale securities		(1,889)	(1,889)
Unrealized loss on financial gas hedges		(136)	(136)

Total comprehensive margin			24,843

Balance at September 30, 2003	$450,191	$(53,530)	$396,661

Balance at December 31, 2003	$444,418	$(49,814)	$394,604
Components of comprehensive margin:
Net margin	19,788		19,788
Unrealized gain on interest rate swap arrangements		2,182	2,182
Unrealized loss on available-for-sale securities		(658)	(658)
Unrealized gain on financial gas hedges		525	525

Total comprehensive margin			21,837

Balance at September 30, 2004	$464,206	$(47,765)	$416,441

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2004 and 2003

	(dollars in thousands)

	2004	2003

Cash flows from operating activities:
Net margin	$19,788	$22,622

Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization, including nuclear fuel	171,041	166,062
Net accretion cost	12,390	3,269
Allowance for equity funds used during construction	(156)	(313)
Amortization of deferred gains	(1,856)	(1,856)
Amortization of net benefit of sale of income tax benefits	(2,389)	(2,389)
Deferred nuclear outage costs	(13,029)	(10,371)
Other	67	(298)

Change in operating assets and liabilities:
Receivables	(8,106)	(36,626)
Notes receivable	-	597
Inventories	3,597	1,872
Prepayments and other current assets	381	(1,082)
Accounts payable	(19,186)	(9,680)
Accrued interest	8,715	12,005
Accrued and withheld taxes	4,296	19,045
Other current liabilities	1,112	(4,949)
Deferred start-up costs	-	1,897
Total adjustments	156,877	137,183
Net cash provided by operating activities	176,665	159,805

Cash flows from investing activities:
Property additions	(37,915)	(120,474)
Net proceeds from bond, reserve and construction funds	13,563	4,695
Net cash received from merger of Talbot EMC and Chattahoochee EMC into Oglethorpe	-	18,273
Increase in investment in associated organizations	(2,020)	(255)
Decrease (increase) in restricted and other short-term investments	13,575	(1,773)
Increase in other long-term investments	(14,699)	-
Increase in decommissioning fund	(12,910)	(4,332)
Proceeds from sale of railcars	-	21,799
Net cash used in investing activities	(40,406)	(82,067)

Cash flows from financing activities:
Long-term debt proceeds, net	-	550,928
Long-term debt payments	(206,187)	(362,148)
Issuance costs and loss on reacquired debt	(9,375)	(5,120)
Decrease in notes payable	-	(260,638)
Increase in notes receivable under interim financing agreement	-	(11,141)
Increase in deferred credit for major overhaul	4,499	1,751
Net cash used in financing activities	(211,063)	(86,368)
Net decrease in cash and cash equivalents	(74,804)	(8,630)
Cash and cash equivalents at beginning of period	226,830	151,311
Cash and cash equivalents at end of period	$152,026	$142,681

Cash paid for:
Interest (net of amounts capitalized)	$146,664	$143,170
Income taxes	-	-

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Notes to Condensed Financial Statements
September 30, 2004 and 2003

(A)	General. The condensed financial statements included in this report have been prepared by Oglethorpe Power Corporation (Oglethorpe), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the information furnished in this report reflects all adjustments (which include only normal recurring adjustments) and estimates necessary to present fairly, in all material respects, the results for the periods ended September 30, 2004 and 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although Oglethorpe believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Oglethorpe's latest Annual Report on Form 10-K, as filed with the SEC. Certain amounts for 2003 have been reclassified to conform to the current period presentation. The results of operations for the three-month and nine-month periods ended September 30, 2004 are not necessarily indicative of results to be expected for the full year.

(B)	New Accounting Pronouncements. In December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46R, “Consolidation of Variable Interest Entities - an Interpretation of Accounting Research Bulletin (ARB) No. 51.” This interpretation clarifies the application of ARB No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Interpretation No. 46R is not currently effective for Oglethorpe until the end of fiscal year 2004. However, based on its current analysis, Oglethorpe believes that Interpretation No. 46R will not have a material impact on its financial statements.

(C)	Merger of Chattahoochee EMC and Talbot EMC. Effective May 1, 2003, via a merger, Oglethorpe acquired all of the assets and assumed all of the liabilities of Chattahoochee EMC and Talbot EMC at book value. The merger was accounted for under the purchase method of accounting. The assets primarily consist of the Chattahoochee combined cycle generating facility and the Talbot combustion turbine generating facility. The book value of Chattahoochee EMC and Talbot EMC as of the effective merger date was approximately $609 million, which approximated fair value. The assets and liabilities and results of operations have been included in Oglethorpe’s financial statements since the effective date of the merger.

(D)	Accumulated Comprehensive Margin or (Loss). The table below provides a detail of the beginning and ending balance for each classification of other comprehensive margin (loss) along with the amount of any reclassification adjustments included in margin for each of the periods presented inthe Statement of Patronage Capital and Membership Fees and Accumulated Other Comprehensive Margin. There were no material changes in the nature, timing or amounts of expected reclassification adjustments from the amounts disclosed in Oglethorpe’s Annual Report on Form 10-K for the year ended December 31, 2003. Oglethorpe's effective tax rate is zero; therefore, all amounts below are presented net of tax.

	Accumulated Other Comprehensive Margin (Loss)

	(dollars in thousands)

	Interest Rate	Available-for-sale	Financial
	Swap Arrangements	Securities	Gas Hedges	Total
Balance at December 31, 2002	($58,443)	$1,722	$970	($55,751)

Unrealized gain/(loss)	4,246	(1,292)	6,839	9,793

Reclassification adjustments	-	(597)	(6,975)	(7,572)

Balance at September 30, 2003	($54,197)	($167)	$834	($53,530)

Balance at December 31, 2003	($49,916)	($618)	$720	($49,814)

Unrealized gain/(loss)	2,182	216	(2,007)	391

Reclassification adjustments	-	(874)	2,532	1,658

Balance at September 30, 2004	($47,734)	($1,276)	$1,245	($47,765)

(E)	Environmental matters:

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

On January 16, 2003, the Sierra Club appealed to the United States Court of Appeals for the Eleventh Circuit the Environmental Protection Agency’s (EPA) denial of an administrative petition to invalidate an air operating permit for the combined cycle facility Oglethorpe recently acquired by merging with Chattahoochee EMC. Oglethorpe intervened in the appeal. On May 5, 2004, the Court ruled in favor of the Sierra Club, invalidating EPA’s denial of the petition and remanding the matter to EPA for further consideration. Oglethorpe believes that the order does not affect the ability of the facility to continue to operate pending further consideration and that a favorable outcome in this matter is likely.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the Three Months and Nine Months Ended September 30, 2004 and 2003

Net Margin

Oglethorpe's net margin for the three months and nine months ended September 30, 2004 was $4.4 million and $19.8 million, compared to $6.2 million and $22.6 million for the same periods of 2003. Net margin for the nine-month period of 2004 reflects a $6.3 million Board of Directors approved reduction to revenue requirements as a result of lower than budgeted fixed production expenses, general and administrative expenses, depreciation expenses and interest costs. The revenue reduction was recorded as a $6.3 million reduction in sales to Members resulting in lower net margin for the nine-month period ended September 30, 2004.

Net margin for the first nine months of 2004 (as was the case in 2003) is greater than the estimated annual margin requirement under Oglethorpe’s Indenture, dated as of March 1, 1997, from Oglethorpe to Sun Trust Bank, as trustee (the “Mortgage Indenture”). The rate schedule to Oglethorpe’s Wholesale Power Contracts provides for budget adjustments from time to time throughout the year. Oglethorpe’s management is monitoring the expected year-end net margin and if needed may consider additional budget adjustments that would reduce budgeted expenses and associated capacity revenues from Members, with a view to achieving a Margins for Interest Ratio of at least 1.10 for 2004 (the minimum margin requirement under the Mortgage Indenture).

Operating Revenues

Oglethorpe's operating revenues fluctuate from period to period based on factors including weather and other seasonal factors, load growth in the service territories of Oglethorpe's 39 electric distribution cooperative members (the Members), operating costs, availability of electric generation resources, Oglethorpe's decisions of whether to dispatch its owned or purchased resources or Member-owned resources over which it has dispatch rights and by Members’ decisions of whether to purchase a portion of their hourly energy growth requirements from Oglethorpe resources or from other suppliers.

Total revenues from sales to the Members for the three-month and nine-month periods ended September 30, 2004 were 4.5% and 9.6% higher than such revenues for the same periods of 2003. Megawatt-hour (MWh) sales to Members increased 2.0% and 8.9% in the current periods compared to the same periods of 2003. The average total revenue per MWh from sales to Members increased 2.4% and 0.6% for the current periods compared to the same periods of 2003.

The components of Member revenues for the three months and nine months ended September 30, 2004 and 2003 were as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
	(dollars in thousands)

Capacity revenues	$161,530	$160,211	$478,504	$459,498
Energy revenues	197,761	183,586	497,236	430,894
Total	$359,291	$343,797	$975,740	$890,392

Capacity revenues for the nine months ended September 30, 2004 increased 4.1% compared to the same period of 2003. The increase in capacity revenues for the nine-month period was primarily due to an increase in revenue requirements beginning in May 2003 associated with the fixed cost recovery for the Chattahoochee and Talbot generating facilities acquired by Oglethorpe in May 2003. See Note (C) and “Financial Condition” for further discussion regarding the merger of Chattahoochee and Talbot EMCs with and into Oglethorpe.

Energy revenues were 7.7% and 15.4% higher for the three-month and nine-month periods ended September 30, 2004 compared to the same periods of 2003. The increase in energy revenues for the third quarter of 2004 was partly due to recovery of increases in fuel costs and partly due to increased generation at the Talbot facility compared to the same period of 2003. The increase in energy revenues for the nine-months ended September 30, 2004 was primarily due to recovery of increases in fuel costs related to operating the recently acquired Chattahoochee generating facilities and partly due to increased generation from coal-fired facilities. In addition, an increase in purchased power energy costs contributed to the increase in Member energy revenues for both the three-month and nine-month periods of 2004 as compared to 2003. (See “Operating Expenses” below.) Oglethorpe's average energy revenue per MWh from sales to Members was 5.6% and 5.9% higher in the current periods compared to the same periods of 2003.

Sales to non-Members were from energy sales to power companies and from energy sales to LG&E Energy Marketing Inc. (LEM) and Morgan Stanley Capital Group Inc. (Morgan Stanley) under their power marketer arrangements with Oglethorpe. Sales to power companies represent sales made directly by Oglethorpe. Total non-Member revenue for the three-month and nine-month periods of 2004 was $8.2 million and $25.0 million, compared to $8.5 million and $28.0 million for the same periods of 2003. Oglethorpe sells short-term energy to non-Members for the benefit of Members participating in its capacity and energy pool. Sales to LEM and Morgan Stanley represent the net energy transmitted on behalf of LEM and Morgan Stanley off-system on an hourly basis from Oglethorpe's total resources under the LEM and Morgan Stanley power marketer arrangements. Oglethorpe sold this energy to LEM at Oglethorpe's cost, subject to certain limitations, and to Morgan Stanley at a contractually fixed price. The volume of sales to LEM and Morgan Stanley depends primarily on the power marketers’ decisions for servicing their load requirements.

Operating Expenses

Operating expenses for the three-month and nine-month periods ended September 30, 2004 were 6.3% and 11.8% higher compared to the same periods of 2003. The increase in operating expenses for the nine-month period ended September 30, 2004 compared to the same period of 2003 was primarily due to higher fuel, purchased power, depreciation and accretion expenses. The increase in operating expenses for the current quarter was primarily due to higher purchased power and accretion expenses.

For the nine-month period of 2004 compared to the same period of 2003, total fuel costs increased 23.3%. The increase in total fuel costs was partly as a result of an increase in MWhs of generation (primarily due to increased MWhs sold to Members) of 6.9% for the current period of 2004 as compared to the same period of 2003 and partly due to higher average fuel costs associated with increased fossil generation and generation from the Chattahoochee facility, a gas-fired combined cycle plant. For the nine-month period of 2004 compared to 2003, output from Oglethorpe’s coal-fired facilities was 13.2% higher. The generation output from the Chattahoochee facility was 262,000 MWhs higher for the current period compared to the comparable period of 2003. The Chattahoochee facility was acquired in May 2003; therefore, no corresponding fuel costs were incurred and no generation output was experienced for this facility prior to May 2003.

Purchased power costs increased 7.7% and 9.1% for the three-month and nine-month periods ended September 30, 2004 compared to the same periods of 2003. Purchased MWhs increased 3.8% and 7.7% for the current periods of 2004 compared to the same periods of 2003. The average cost per MWh of total purchased power increased 3.8% and 1.3% in the current periods of 2004 compared to the same periods of 2003. Purchased power costs were as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
	(dollars in thousands)

Capacity costs	$15,930	$15,580	$46,848	$46,086
Energy costs	106,600	98,184	255,179	230,653
Total	$122,530	$113,764	$302,027	$276,739

Purchased power energy costs for the three-month and nine-month periods ended September 30, 2004 were 8.6% and 10.6% higher compared to the same periods of 2003. The average cost of purchased power energy for the three months and nine months ended September 30, 2004 was 4.6% and 2.7% higher compared to the same periods of 2003. The increase in average purchased power costs was partly attributable to slightly higher prices in the wholesale electricity markets and partly due to slightly higher prices for energy purchases made from purchased power agreements.

Depreciation and amortization increased 8.1% in the nine-months ended September 30, 2004 compared to the same period of 2003. The increase is primarily attributable to depreciation expense associated with the Chattahoochee and Talbot generating facilities acquired by Oglethorpe in May 2003. There was no corresponding depreciation expense for these facilities prior to May 2003.

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

Other Income

Investment income increased 14.3% (or $0.7 million) and 38.2% (or $5.9 million) in the current three-month and nine-month periods compared to the same periods of 2003 primarily due to higher earnings from the decommissioning fund.

Interest Charges

Interest on long-term debt and capital leases decreased 4.4% for the nine-month period of 2004 compared to the same period of 2003. Amortization of debt discount and expense increased $0.5 million and $1.6 million in the current periods of 2004 compared to the same periods of 2003 primarily due to amortization of debt issuance costs associated with a $133.3 million pollution control revenue bond (PCB) refunding transaction completed in December 2003.

Financial Condition

Capital Requirements and Liquidity and Sources of Capital

Environmental Matters

Oglethorpe’s future capital expenditures depend in part on future environmental regulations, including future implementation of existing laws and regulations and how Oglethorpe and the other co-owners of coal-fired Plants Scherer and Wansley choose to comply with these regulations, once finalized. See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Capital Requirements” in Oglethorpe’s Annual Report on Form 10-K for the year ended December 31, 2003 and the Quarterly Report on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004.

Financing for Talbot EMC and Chattahoochee EMC

In May 2003, Talbot EMC and Chattahoochee EMC were merged with and into Oglethorpe. Pursuant to the merger, Oglethorpe succeeded to all of the assets and liabilities of Talbot EMC and Chattahoochee EMC. The assets consist of a 618 MW combustion turbine facility referred to as the Talbot Energy Facility and a 468 MW combined cycle facility referred to as the Chattahoochee Energy Facility. Oglethorpe is financing these generating facilities through two loans from the FFB, guaranteed by the RUS. At September 30, 2004, $565 million had been drawn under these loans, and Oglethorpe expects to receive another loan advance of approximately $13 million in early 2005. Oglethorpe provided interim financing for these generating facilities through its commercial paper program. However, by December 31, 2003, sufficient funds had been drawn under the FFB loans to retire all outstanding commercial paper issued for this purpose. (See “MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Financial Condition - Capital Requirements - Financing for Acquisition of Talbot EMC and Chattahoochee EMC” in Item 7 of Oglethorpe's Annual Report on Form 10-K for the year ended December 31, 2003.)

Liquidity

As of September 30, 2004, Oglethorpe had $670 million of available liquidity to meet short-term cash needs and liquidity requirements. This liquidity consisted of, (i) approximately $152 million in cash and cash equivalents, (ii) $80 million in restricted short-term investments (see discussion below), (iii) $18 million in other investments (maturities greater than 90 days but less than 2 years), (iv) $20 million available under a letter of credit facility, and (v) $400 million available under three committed working capital line of credit facilities (see discussion below).

In late July and early August 2004, Oglethorpe made voluntary deposits totaling $80 million into a RUS Cushion of Credit Account with the U.S. Treasury, earning interest at a guaranteed rate of 5% per annum. The funds, including interest earned thereon, can only be applied to future debt service on RUS and RUS guaranteed FFB notes. As of September 30, 2004, the amount on deposit equals approximately four months of RUS/FFB debt service. These deposits provide a source of short-term liquidity.

In September 2004, Oglethorpe renewed, at $300 million, the committed working capital line of credit that supports its commercial paper program. In conjunction with the renewal, Oglethorpe converted this line of credit from a 364-day to a three-year facility.

Oglethorpe also has in place two $50 million committed lines of credit, one with National Rural Utilities Cooperative Finance Corporation that matures on September 30, 2005, and one with CoBank, ACB that matures on November 11, 2005.

Other Financings

Oglethorpe submitted a loan application totaling approximately $72 million to the RUS in September 2004. If approved, the loan will fund normal additions and replacements to generation facilities expected to be incurred in 2004 through 2007. This loan would be funded through the FFB and guaranteed by the RUS and the debt would be secured under Oglethorpe’s Mortgage Indenture.

General

Total assets and total equity plus liabilities as of September 30, 2004 were $4.8 billion, which was $176 million lower than the total at December 31, 2003. The decrease was due primarily to depreciation of plant and decreases in cash and cash equivalents.

Assets

Property additions for the nine months ended September 30, 2004 totaled $37.9 million, primarily for purchases of nuclear fuel and for additions, replacements, and improvements to existing generation facilities.

Nuclear fuel decreased 14.4% primarily as a result of timing issues. Purchases of nuclear fuel are somewhat below budgeted amounts for 2004. The purchases are projected to be on budget by year-end.

The 16.0% decrease in construction work in progress was primarily a result of the completion of a cooling tower at Plant Hatch, which was placed in service during the second quarter of 2004.

The bond, reserve and construction funds balance decreased 63.0% as the result of lower debt service reserve requirements at September 30, 2004 as compared to December 31, 2003. In conjunction with the December 2003 PCB refinancing, approximately $13.6 million was released from the debt service reserve funds and applied mainly to the payment of principal and interest due on the bonds being refunded. The newly issued PCBs do not require a debt service reserve fund.

Other investments and funds increased by $13.8 million as the result of investments in U.S. Treasury Notes with maturities greater than one year.

As of September 30, 2004, Oglethorpe had cash and cash equivalents of $152.0 million, which was a decrease of $74.8 million from December 31, 2003. The decrease was primarily due to $206.2 million repayment of long-term debt (primarily PCB debt) and $37.9 million invested in property additions (primarily improvements and replacements to generation facilities); offset somewhat by $176.7 million of cash generated from operations.

Restricted short-term investments represent funds deposited into a RUS Cushion of Credit Account with the U.S. Treasury. The account was funded during the third quarter primarily with the proceeds obtained from the liquidation of certain other short-term investments.

Other short-term investments decreased by 97.0% primarily as the result of the liquidation of certain investments. The proceeds were primarily used to fund the RUS Cushion of Credit Account.

Deferred asset retirement obligation costs increased 38.6%, or $5.7 million. Consistent with Oglethorpe’s rate making policy, unrealized gains or losses from the nuclear decommissioning fund are added to or deducted from the deferred asset. A decrease in the unrealized gain resulted in a $7.2 million increase in the deferred asset, which was offset somewhat by recognized earnings produced by the nuclear decommissioning funds. As a result of these earnings, $1.0 million of additional amortization was recognized as accretion expense. For information regarding accretion expense, see “Operating Expenses” above.

Other deferred charges decreased by 28.5% due to the regular monthly amortization of these charges.

Equity and Liabilities

Long-term debt and capital leases due within one year decreased by 33.9% as a result of principal payments made during 2004. The balance at December 31, 2003 included the PCBs that were callable January 1, 2004, and which were redeemed on January 2, 2004.

Accounts payable decreased 30.2% primarily as a result of a decrease in payables to Georgia Power Company and the power marketers. The payable to Georgia Power Company at December 31, 2003 included higher accruals for fuel purchases and certain construction projects.

The increase in accrued interest was largely due to the interest expense accrual associated with the lease of Plant Scherer Unit No. 2. There was no accrual at December 31, 2003 for the Scherer debt as a result of the payment made (as due) on that date.

Accrued and withheld taxes increased 21.5% as a result of the monthly accruals for 2004 property tax.

Other deferred charges increased 18.2% primarily as a result of deferred credits representing payments made to Oglethorpe by its Members for funding the future overhaul of the combustion turbine plants. The cost associated with the major overhaul will be expensed as incurred. Revenues will be recognized as the expenses are recorded.

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

Item 4. Controls and Procedures

As of September 30, 2004, Oglethorpe had carried out an evaluation, under the supervision and with the participation of its management, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Oglethorpe's disclosure controls and procedures are effective to ensure that information required to be disclosed by Oglethorpe in the reports that Oglethorpe files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods required by the Securities Exchange Act and the rules there under.

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

Item 5. Other Information

Control Area Services

As described in Item 5 of Oglethorpe’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Oglethorpe and Georgia System Operations Corporation (“GSOC”) have a contract with Georgia Power Company (“GPC”) to provide certain coordination services for the benefit of Oglethorpe and its Members (the Revised and Restated Coordination Services Agreement (“RCSA”). GSOC sent a notice of termination of the RCSA to GPC in January 2004. Although GPC requested FERC to amend the RCSA’s termination provisions by extending the minimum term through December 31, 2005, FERC rejected GPC’s request to amend the RCSA unilaterally and allowed it to terminate on September 30, 2004. However, the parties executed a replacement agreement for the RCSA, resulting in rates that are lower than those in the existing RCSA. GPC, with the concurrence of Oglethorpe and GSOC, petitioned FERC to allow the RCSA to remain in effect until the commencement of service under the replacement agreement, now anticipated to be February 1, 2005.

Member Withdrawal

As reported on Form 8-K dated October 7, 2004, pursuant to the provisions of Oglethorpe’s bylaws, Flint Electric Membership Corporation (“Flint”) delivered to Oglethorpe a Notice of Intent to Withdraw and an executed Withdrawal Agreement, dated as of October 1, 2004. After the passage of 90 days and the fulfillment of certain conditions, including the approval by the Rural Utilities Service (“RUS”) of certain power supply contracts between Flint and other power suppliers, Flint would no longer be a member of Oglethorpe.

As provided in the Withdrawal Agreement, Flint also notified Oglethorpe of its intent to assign its Wholesale Power Contract (the “Flint WPC”) to Cobb Electric Membership Corporation (“Cobb”). Upon the assignment, Cobb would be responsible for performance of all obligations to Oglethorpe under the Flint WPC and Flint would be released from those obligations.

Further, Cobb and six other Members of Oglethorpe participating in a resource scheduling group with Cobb requested Oglethorpe to approve the reallocation of the power supply resources covered by the Flint WPC among members of the scheduling group. Such a reallocation is subject to the approval of RUS. Upon the effectiveness of the reallocation, Cobb would remain responsible for only a portion of the Flint WPC, and the other Members would each become responsible for reallocated portions, with all portions totaling 100% of the Flint WPC.

The Oglethorpe Board of Directors consented to the proposed assignment of the Flint WPC to Cobb and approved the reallocation at its November 11 meeting, each subject to the effectiveness of Flint’s withdrawal, currently anticipated to be January 1, 2005, provided all conditions are met.

Member System Lease

Oglethorpe previously reported under “Oglethorpe Power Corporation” in Item 1 of its Annual Report on Form 10-K for the year ended December 31, 2003, that one of its Members, Pataula Electric Membership Corporation (“Pataula”) had approached Cobb about acquiring its system. On October 15, 2004, Pataula requested, in accordance with its Wholesale Power Contract, that Oglethorpe consent to the lease of its system to Cobb. Cobb offered to guarantee the obligations of Pataula under Pataula’s Wholesale Power Contract with Oglethorpe. Further, Pataula and Cobb have petitioned the Georgia Public Service Commission to transfer Pataula’s customers and reassign its service territory to Cobb. At its November 11, 2004 meeting, the Oglethorpe Board of Directors consented to the lease, subject to the guarantee by Cobb.

Item 6. Exhibits

Number	Description
3.2	Bylaws of Oglethorpe, as amended and restated, as of November 8, 2004
31.1	Rule 13a-14(a)/15d-14(a) Certification, by Thomas A. Smith (Principal Executive Officer)
31.2	Rule 13a-14(a)/15d-14(a) Certification, by Elizabeth B. Higgins (Principal Financial Officer)
32.1	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Thomas A. Smith (Principal Executive Officer)
32.2	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Elizabeth B. Higgins (Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oglethorpe Power Corporation (An Electric Membership Corporation)

Date: November 12, 2004	By:	/s/ Thomas A. Smith Thomas A. Smith President and Chief Executive Officer

Date: November 12, 2004		/s/ Mark Chesla Mark Chesla Vice President, Controller (Chief Accounting Officer)

