Form 10-K
period 2004-12-31
OGLETHORPE POWER CORP
filed 2005-03-31
CIK 788816

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From to
Commission File No. 33-7591

(An Electric Membership Corporation)
(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-1211925 (I.R.S. employer identification no.)
2100 East Exchange Place Tucker, Georgia (Address of principal executive offices)	30084-5336 (Zip Code)
Registrant's telephone number, including area code:	(770) 270-7600
Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	None

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

       Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

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

       Documents Incorporated by Reference: None

OGLETHORPE POWER CORPORATION

2004 FORM 10-K ANNUAL REPORT

Table of Contents

ITEM		Page
PART I
1	Business	1
	Oglethorpe Power Corporation	1
	Oglethorpe's Power Supply Resources	7
	The Members and Their Power Supply Resources	9
	Environmental and Other Regulation	13
2	Properties	18
3	Legal Proceedings	23
4	Submission of Matters to a Vote of Security Holders	23
PART II
5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	24
6	Selected Financial Data	24
7	Management's Discussion and Analysis of Financial Condition and Results of Operations	25
7A	Quantitative and Qualitative Disclosures About Market Risk	38
8	Financial Statements and Supplementary Data	42
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	68
9A	Controls and Procedures	68
9B	Other Information	68
PART III
10	Directors and Executive Officers of the Registrant	69
11	Executive Compensation	73
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	75
13	Certain Relationships and Related Transactions	75
14	Principal Accountant Fees and Services	75
PART IV
15	Exhibits and Financial Statement Schedules	76
	SIGNATURES	91

i

SELECTED DEFINITIONS

        The following terms used in this report have the meanings indicated below:

Term	Meaning
CFC	National Rural Utilities Cooperative Finance Corporation
EMC	Electric Membership Corporation
FERC	Federal Energy Regulatory Commission
FFB	Federal Financing Bank
GPC	Georgia Power Company
GPSC	Georgia Public Service Commission
GSOC	Georgia System Operations Corporation
GTC	Georgia Transmission Corporation (An Electric Membership Corporation)
MEAG	Municipal Electric Authority of Georgia
NRC	Nuclear Regulatory Commission
RUS	Rural Utilities Service
SEPA	Southeastern Power Administration
SNOC	Southern Nuclear Operating Company

ii

PART I

ITEM 1. BUSINESS

OGLETHORPE POWER CORPORATION

General

    Oglethorpe Power Corporation (An Electric Membership Corporation) ("Oglethorpe") is a Georgia electric membership corporation incorporated in 1974 and headquartered in metropolitan Atlanta. Oglethorpe is owned by 38 retail electric distribution cooperative members (the "Members"). Oglethorpe's principal business is providing wholesale electric power to the Members. As with cooperatives generally, Oglethorpe operates on a not-for-profit basis. Oglethorpe is the largest electric cooperative in the United States in terms of operating revenues, assets, kilowatt-hour ("kWh") sales and, through the Members, consumers served. Oglethorpe has 168 employees.

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

    From 1974 to 2004, Oglethorpe served 39 Members. However, effective January 1, 2005, Flint EMC withdrew from membership in Oglethorpe. (See "Competition" below.)

    Oglethorpe's mailing address is 2100 East Exchange Place, Tucker, Georgia 30084-5336, and its telephone number is (770) 270-7600.

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

Power Supply Business

    Oglethorpe provides wholesale electric service to the 38 Members for a substantial portion of their requirements from a combination of its generation assets and power purchased from power marketers and other suppliers. Oglethorpe provides this service pursuant to long-term, take-or-pay Amended and Restated Wholesale Power Contracts, dated January 1, 2003 (the "Wholesale Power Contracts"). The Wholesale Power Contracts obligate the Members jointly and severally to pay rates sufficient to recover all the costs of owning and operating Oglethorpe's power supply business. Taking into consideration the approval requirements for future resources in the Wholesale Power Contracts, Oglethorpe anticipates that the Members will satisfy all of their requirements above their Oglethorpe purchase obligations with purchases from other suppliers. (See "THE MEMBERS AND THEIR POWER SUPPLY RESOURCES – Member Power Supply Resources.")

    Oglethorpe has undivided interests in 24 generating units. These units provide Oglethorpe with a total of 4,744 megawatts ("MW") of nameplate capacity, consisting of 1,501 MW of coal-fired capacity, 1,185 MW of nuclear-fueled capacity, 632 MW of pumped storage hydroelectric capacity, 1,411 MW of gas-fired capacity (206 MW of which is capable of running on oil) and 15 MW of oil-fired combustion turbine capacity.

    Oglethorpe purchases a total of approximately 550 MW of power pursuant to long-term power purchase agreements. (See "OGLETHORPE'S POWER SUPPLY RESOURCES" and "PROPERTIES – Generating Facilities.")

    In 2004, two of Oglethorpe's Members, Jackson EMC and Cobb EMC, accounted for 12.0% and 10.1% of Oglethorpe's total revenues, respectively. None of the other Members accounted for as much as 10% of Oglethorpe's total revenues in 2004.

Wholesale Power Contracts

    Oglethorpe has a substantially similar Wholesale Power Contract with each Member extending through December 31, 2025. For information regarding a potential extension of these contracts, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – EXECUTIVE OVERVIEW." Under the Wholesale Power Contract, each Member is unconditionally obligated, on an express "take-or-pay" basis, for a fixed percentage of the capacity costs (referred to as a "percentage capacity responsibility") of each of Oglethorpe's generation and purchased power resources. Each Wholesale Power Contract specifically provides that the Member must make payments whether or not power is delivered and whether or not a plant has been sold or is otherwise unavailable. Oglethorpe is obligated to use its reasonable best efforts to operate, maintain and manage its resources in accordance with prudent utility practices.

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

    To acquire future resources, Oglethorpe is required to obtain the approval of 75% of Oglethorpe's Directors, 75% of the Members and Members representing 75% of the patronage capital of Oglethorpe. Certain resource modifications can be made by Oglethorpe if approved by more than 50% of Directors and 50% of the Members.

    Under the Wholesale Power Contracts, Oglethorpe is not obligated to provide all of the Members' capacity and energy requirements. Individual Members must satisfy all of their requirements above their Oglethorpe purchase obligations from other suppliers, unless Oglethorpe and the Members agree that Oglethorpe will supply additional capacity and associated energy, subject to the approval requirements described above. (See "THE MEMBERS AND THEIR POWER SUPPLY RESOURCES – Member Power Supply Resources.")

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

New Business Model Member Agreement

    In 2003, Oglethorpe and its Members entered into a New Business Model Member Agreement. The agreement requires Member approval for Oglethorpe to undertake certain activities. It does not limit Oglethorpe's ability to own, manage, control and operate its resources or perform its functions under the Wholesale Power Contracts.

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

    Oglethorpe's principal financial requirements are contained in the Indenture, dated as of March 1, 1997, from Oglethorpe to SunTrust Bank, as trustee (as supplemented, the "Mortgage Indenture"). Under the Mortgage Indenture, Oglethorpe is required, subject to any necessary regulatory approval, to establish and collect rates which are reasonably expected, together with other revenues of Oglethorpe, to yield a Margins for Interest Ratio for each fiscal year equal to at least 1.10. "Margins for Interest Ratio" is the ratio of "Margins for Interest" to total "Interest Charges" for a given period. Margins for Interest is the sum of:

•
net margins of Oglethorpe (which includes revenues of Oglethorpe subject to refund at a later date but excludes provisions for (i) non-recurring charges to income, including the non-recoverability of assets or expenses, except to the extent Oglethorpe determines to recover such charges in rates, and (ii) refunds of revenues collected or accrued subject to refund), plus

•
interest charges, whether capitalized or expensed, on all indebtedness secured under the Mortgage Indenture or by a lien equal or prior to the lien of the Mortgage Indenture, including amortization of debt discount or premium on issuance, but excluding interest charges on indebtedness assumed by Georgia Transmission Corporation ("Interest Charges"), plus

•
any amount included in net margins for accruals for federal or state income taxes imposed on income after deduction of interest expense.

    Margins for Interest takes into account any item of net margin, loss, gain or expenditure of any affiliate or subsidiary of Oglethorpe only if Oglethorpe has received such net margins or gains as a dividend or other distribution from such affiliate or subsidiary or if Oglethorpe has made a payment with respect to such losses or expenditures.

    The formulary rate established by Oglethorpe in the rate schedule to the Wholesale Power Contracts employs a rate methodology under which all categories of costs are specifically separated as components of the formula to determine Oglethorpe's revenue requirements. The rate schedule also implements the responsibility for fixed costs assigned to each Member (that is, the Member's percentage capacity responsibility). The monthly charges for capacity and other non-energy charges are based on Oglethorpe's annual budget. Such capacity and other non-energy charges may be adjusted by the Board of Directors, if necessary, during the year through an adjustment to the annual budget. Energy charges reflect the pass-through of actual energy costs, including fuel costs, variable operations and maintenance costs and purchased energy costs. (See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Summary of Cooperative Operations – Rates and Regulation.")

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

Relationship with Smarr EMC

    Smarr EMC is a Georgia electric membership corporation owned by 36 of Oglethorpe's 38 Members. Smarr EMC owns two combustion turbine facilities with aggregate capacity of 709 MW. Oglethorpe provides, operations, financial and management services for Smarr EMC. (See "THE MEMBERS AND THEIR POWER SUPPLY RESOURCES – Member Power Supply Resources.")

Relationship with GTC

    Oglethorpe, the 38 Members and Flint EMC are members of Georgia Transmission Corporation (An Electric Membership Corporation) ("GTC"), which was formed in 1997 to own and operate the transmission business previously owned by Oglethorpe. GTC provides transmission services to its members for delivery of the members' power purchases from Oglethorpe and other power suppliers. GTC also provides transmission services to third parties. Oglethorpe has entered into an agreement with GTC to provide transmission services for third party transactions and for service to Oglethorpe's own facilities.

    In 1997, GTC assumed certain indebtedness associated with pollution control bonds ("PCBs") originally issued on behalf of Oglethorpe. If GTC fails to satisfy its obligations under this debt, Oglethorpe would then remain liable for any unsatisfied amounts. (See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Financial Condition – Off-Balance Sheet Arrangements.")

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

Relationship with GSOC

    Oglethorpe, GTC and the 38 Members are members of Georgia System Operations Corporation ("GSOC"), which was formed in 1997 to own and operate the system operations business previously owned by Oglethorpe. GSOC operates the system control center and currently provides system operations services and administrative support services to Oglethorpe and to GTC. Oglethorpe has contracted with GSOC to schedule and dispatch Oglethorpe's resources. Oglethorpe also purchases from GSOC services that GSOC purchases from GPC under the Control Area Compact, which Oglethorpe co-signed with GSOC. (See "THE MEMBERS AND THEIR POWER SUPPLY RESOURCES – Members' Relationship with GTC and GSOC.") GSOC provides support services to Oglethorpe in the areas of accounting, auditing, communications, human resources, facility management, telecommunications and information technology at cost-based rates.

    GTC has contracted with GSOC to provide certain transmission system operation services including reliability monitoring, switching operations, and the real-time management of the transmission system.

    GSOC, Oglethorpe and the Members are evaluating how GSOC implements the procedures for Members to schedule energy from Oglethorpe's resources. This evaluation could result in changes in the Operation Services Agreement between Oglethorpe and GSOC, as well as changes in the contractual relationships among GSOC and the Members. It would not, however, change the terms of Oglethorpe's Wholesale Power Contracts with the Members.

    Oglethorpe has a small amount of loans to GSOC and also has secondary liability on a small amount of GSOC indebtedness and GSOC contractual obligations.

Relationship with RUS

    Historically, federal loan programs administered by RUS have provided the principal source of financing for electric cooperatives. Loans guaranteed by RUS and made by the Federal Financing Bank ("FFB") have been a major source of funding for Oglethorpe. However, the availability and magnitude of RUS-guaranteed loan funds is subject to annual federal budget appropriations and thus cannot be assured. Currently, RUS-guaranteed loan funds are subject to increased uncertainty because of recent budgetary pressures faced by Congress. In addition, proposed and evolving policies within the Bush Administration and RUS may limit loan funds where the proceeds are slated for use in "urban" rather than "rural" areas, in certain circumstances where a generation and transmission ("G&T") cooperative's members are no longer RUS borrowers. As currently discussed, this particular new policy has the potential to affect Oglethorpe in a way that limits its ability to access RUS financing for new generation facilities more than other RUS borrowers because of its unique circumstances. Some of Oglethorpe's faster-growing suburban area Members are no longer RUS borrowers. Conversely, because Oglethorpe's Wholesale Power Contracts allow the Members to purchase power from other suppliers, Oglethorpe may also be less affected than other G&T borrowers. Because of these factors, Oglethorpe cannot predict the amount or cost of RUS-guaranteed loans that may be available to Oglethorpe in the future.

    Oglethorpe has a loan contract with RUS in connection with the Mortgage Indenture. Under the loan contract, RUS has approval rights over certain significant actions and arrangements, including, without limitation,

•
significant additions to or dispositions of system assets,

•
significant power purchase and sale contracts,

•
changes to the Wholesale Power Contracts and the rate schedule contained therein,

•
changes to plant ownership and operating agreements, and

•
in limited circumstances, issuance of additional secured debt.

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

Relationship with GPC

    Oglethorpe's relationship with GPC is a significant factor in several aspects of Oglethorpe's business. All of Oglethorpe's co-owned generating facilities, except Rocky Mountain, are operated by GPC on behalf of itself as a co-owner and as agent for the other co-owners. GPC is one of Oglethorpe's suppliers of purchased power, and also supplies services to Oglethorpe and GSOC to support the scheduling and dispatch of Oglethorpe's resources, including off-system transactions. GPC and the Members are competitors in the State of Georgia for electric service to any new customer that has a choice of supplier under the Georgia Territorial Electric Service Act, which was enacted in 1973 (the "Territorial Act"). For further information regarding the agreements with GPC and Oglethorpe's and the Members' relationships with GPC, see "THE MEMBERS AND THEIR POWER SUPPLY RESOURCES – Service Area and Competition" and "OGLETHORPE'S POWER SUPPLY RESOURCES – Power Purchase and Sale Arrangements – Power Purchases." Also see "PROPERTIES – Fuel Supply," "– Co-Owners of Plants – Georgia Power Company" and "– The Plant Agreements."

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

    Oglethorpe cannot predict at this time the outcome of the various developments that may lead to increased competition in the electric utility industry or the effect of such developments on Oglethorpe or the Members. Nonetheless, Oglethorpe has taken several steps to prepare for and adapt to the fundamental changes that have occurred or appear likely to occur in the electric utility industry and to reduce stranded costs. In 1997, Oglethorpe divided itself into separate generation, transmission and system operations companies in order to better serve its Members in a deregulated and competitive environment. Oglethorpe also has pursued an interest cost reduction program, which has included refinancings and prepayments of various debt issues, that has provided significant cost savings.

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

•
potential participation in future power supply resources, and whether they will be owned by Oglethorpe or by other entities;

•
whether disposition of existing assets or asset classes would be advisable;

•
the effects of nuclear license extensions;

•
ways to extend the maturity of existing indebtedness in connection with extension(s) of plant operating licenses;

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

    Further, a Member's power supply planning may include consideration of assignment of its rights and obligations under its Wholesale Power Contract to another Member or a third party. Oglethorpe has existing provisions for Wholesale Power Contract assignment, as well as provisions for a Member to withdraw and concurrently to assign its rights and obligations under its Wholesale Power Contract. Assignments upon withdrawal require the assignee to have certain published credit ratings and to assume all of the withdrawing Member's obligations under its Wholesale Power Contract with Oglethorpe, and must be approved by Oglethorpe's Board of Directors. Assignments without withdrawal are governed by the Wholesale Power Contract and must be approved by both Oglethorpe's Board and RUS.

    From time to time, individual Members may be approached by parties indicating an interest in purchasing their systems. The Wholesale Power Contracts provide that a Member may not dissolve,

liquidate or otherwise wind up its affairs without Oglethorpe's approval. A Member generally must obtain approval from Oglethorpe before it may consolidate or merge with any person or reorganize or change the form of its business organization from an electric membership corporation or sell, transfer, lease or otherwise dispose of all or substantially all of its assets to any person, whether in a single transaction or series of transactions. The Member may enter such a transaction without Oglethorpe's approval if specified conditions are satisfied, including, but not limited to, an agreement by the transferee, satisfactory to Oglethorpe, to assume the obligations of the Member under the Wholesale Power Contract, and certifications of accountants as to certain specified financial requirements of the transferee.

    Effective January 1, 2005, one of Oglethorpe's members, Flint EMC, withdrew from Oglethorpe and assigned, with Oglethorpe's consent, its Wholesale Power Contract to Cobb EMC. A portion of the power supply resources covered by the Flint EMC Wholesale Power Contract were allocated to six other Members. Cobb EMC has also acquired Pataula EMC's distribution system and provided Oglethorpe a guarantee of Pataula EMC's payment obligations under its Wholesale Power Contract. Other Members could be considering similar arrangements.

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

Generating Plants

    Oglethorpe's 24 generating units consist of 30% undivided interests in the Edwin I. Hatch Plant ("Plant Hatch"), the Alvin W. Vogtle Plant ("Plant Vogtle") and the Hal B. Wansley Plant ("Plant Wansley"), a 60% undivided interest in the Plant Robert W. Scherer ("Plant Scherer") Unit No. 1 ("Scherer Unit No. 1"), and the Robert W. Scherer Unit No. 2 ("Scherer Unit No. 2"), a 74.61% undivided interest in the Rocky Mountain Pumped Storage Hydroelectric Facility ("Rocky Mountain"), a 100% interest in the Talbot Energy Facility ("Talbot"), a 100% interest in the Chattahoochee Energy Facility ("Chattahoochee") and a 100% interest in the Doyle I, LLC Generating Plant ("Doyle"), through a power purchase agreement that Oglethorpe treats as a capital lease, all totaling 4,744 MW of nameplate capacity.

    MEAG, Dalton and GPC also have interests in Plants Hatch, Vogtle and Wansley and Scherer Units No. 1 and No. 2. GPC serves as operating agent for these units. GPC also has an interest in Rocky Mountain, which is operated by Oglethorpe.

    See "PROPERTIES" for a description of Oglethorpe's generating facilities, fuel supply and the co-ownership arrangements.

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

    Oglethorpe has a contract through 2019 to purchase approximately 300 MW of capacity from Hartwell Energy Limited Partnership, a joint venture between

Centennial Energy Resources, LLC, a subsidiary of MDU Resources Inc., and American National Power, Inc., a subsidiary of National Power, PLC. This capacity is provided by two 150 MW gas-fired combustion turbine generating units on a site near Hartwell, Georgia. Oglethorpe has the right to dispatch the units.

    See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Financial Condition – Contractual Obligations" for a discussion of Oglethorpe's commitments under these power purchase agreements and "Note 4 to Notes to Financial Statements" regarding a power purchase agreement with Doyle I, LLC that Oglethorpe treats as a capital lease. Also see "PROPERTIES – The Plant Agreements – Doyle."

    In addition, Oglethorpe also purchases small amounts of capacity and energy from "qualifying facilities" under the Public Utility Regulatory Policies Act of 1978 ("PURPA"). Under a waiver order from the Federal Energy Regulatory Commission ("FERC"), Oglethorpe historically made all purchases the Members would have otherwise been required to make under PURPA and Oglethorpe was relieved of its obligation to sell certain services to "qualifying facilities" so long as the Members make those sales. Purchases by Oglethorpe from such qualifying facilities provided less than 0.1% of Oglethorpe's energy requirements for the Members in 2004. Under their Wholesale Power Contracts, the Members may make such purchases instead of Oglethorpe.

  Long-Term Power Sales

    Oglethorpe has an agreement to sell 100 MW of base capacity to Alabama Electric Cooperative, Inc. through December 31, 2005.

  Other Power System Arrangements

    Oglethorpe has interchange, transmission and/or short-term capacity and energy purchase or sale agreements with approximately 70 utilities, power marketers and other power suppliers. The agreements provide variously for the purchase and/or sale of capacity and energy and/or for the purchase of transmission service. Oglethorpe is currently actively trading with only about half of these counterparties due to Oglethorpe's risk management policies with respect to netting provisions and credit ratings. The development of and access to the Integrated Transmission System and the interconnections with other utilities, through transmission contracts with GTC and others, are key elements in Oglethorpe's and the Members' ability to make off-system sales and purchases.

THE MEMBERS AND THEIR POWER SUPPLY RESOURCES

Member Demand and Energy Requirements

    The Members are listed below and include 38 of the 42 electric distribution cooperatives in the State of Georgia.

Altamaha EMC
Amicalola EMC
Canoochee EMC
Carroll EMC
Central Georgia EMC
Coastal EMC (d/b/a Coastal Electric Cooperative)
Cobb EMC
Colquitt EMC
Coweta-Fayette EMC
Diverse Power Incorporated, an EMC
Excelsior EMC
Grady EMC
GreyStone Power Corporation, an EMC
Habersham EMC
Hart EMC
Irwin EMC
Jackson EMC
Jefferson Energy Cooperative, an EMC
Lamar EMC (d/b/a Southern Rivers Energy)
Little Ocmulgee EMC
Middle Georgia EMC
Mitchell EMC
Ocmulgee EMC
Oconee EMC
Okefenoke Rural EMC
Pataula EMC
Planters EMC
Rayle EMC
Satilla Rural EMC
Sawnee EMC
Slash Pine EMC
Snapping Shoals EMC
Sumter EMC
Three Notch EMC
Tri-County EMC
Upson EMC
Walton EMC
Washington EMC

    The Members serve approximately 1.5 million electric consumers (meters) representing approximately 3.7 million people. The Members serve a region covering approximately 37,000 square miles, which is approximately 65% of the land area in the State of Georgia, encompassing 143 of the State's 159 counties. Sales by the Members in 2004 amounted to approximately 30 million megawatt hours ("MWh"), with approximately 66% to residential consumers, 32% to commercial and industrial consumers and 2% to other consumers. The Members are the principal suppliers for the power needs of rural Georgia. While the Members do not serve any major cities, portions of their service territories are in close proximity to urban areas and are experiencing substantial growth due to the expansion of urban areas, including metropolitan Atlanta, into suburban areas and the growth of suburban areas into neighboring rural areas. The 38 Members have experienced average annual compound growth rates from 2002 through 2004 of 3% in number of consumers, 3% in MWh sales and 4% in electric revenues.

    The following table shows the aggregate peak demand and energy requirements of the Members for the years 2002 through 2004, and also shows the amounts of energy requirements supplied by Oglethorpe. From 2002 through 2004, demand and energy requirements of the Members increased at an average annual compound growth rate of 3% and 4%, respectively. These amounts include the requirements of Flint EMC, who was a member of Oglethorpe until December 31, 2004.

	Member Demand (MW)	Member Energy Requirements (MWh)
	Total(1)	Total(2)	Supplied by Oglethorpe(3)

2002	7,153	31,271,101	27,924,856
2003	6,926	31,590,960	29,193,998
2004	7,574	33,777,598	31,213,210

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

    For further information regarding Member competitive activities, see "OGLETHORPE POWER CORPORATION – Competition."

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

    Oglethorpe is a membership corporation, and the Members are not subsidiaries of Oglethorpe. Except with respect to the obligations of the Members under each Member's Wholesale Power Contract with Oglethorpe and Oglethorpe's rights under such Contracts to receive payment for power and energy supplied, Oglethorpe has no legal interest in, or obligations in respect of, any of the assets, liabilities, equity, revenues or margins of the Members. (See "OGLETHORPE POWER CORPORATION – Wholesale Power Contracts.") The revenues of the Members are not pledged as security to Oglethorpe but are the source from which moneys are derived by the Members to pay for power supplied by Oglethorpe under the Wholesale Power Contracts. Revenues of the Members are, however, pledged under their respective RUS mortgages or loan documents with other lenders.

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

    Cobb EMC, Diverse Power Incorporated, an EMC, Mitchell EMC, Oconee EMC, Snapping Shoals EMC and Walton EMC have paid their RUS indebtedness and are no longer RUS borrowers. Each of these Members now has a rate covenant with its current lender. Other Members may also pursue this option. To the extent that a Member who is not an RUS borrower engages in wholesale sales or transmission in interstate commerce, it would be subject to regulation by FERC under the Federal Power Act.

Members' Relationship with RUS

    Through provisions in the loan documents securing loans to the Members, RUS also exercises control and supervision over the Members that borrow from it in such areas as accounting, other borrowings, construction and acquisition of facilities, and the purchase and sale of power.

    Historically, federal loan programs providing direct loans from RUS to electric cooperatives have been a major source of funding for the Members. Under the current RUS loan programs, interest rates are based on either Treasury rates or rates being paid on municipal bonds with comparable maturities. Certain borrowers with either low consumer density or higher-than-average rates and lower-than-average consumer income are eligible for special loans at 5%. Distribution borrowers are also eligible for loans made by FFB or other lenders and guaranteed by RUS. However, the availability and magnitude of RUS direct and guaranteed loan funds is subject to annual federal budget appropriations and thus cannot be assured. Currently, RUS loan funds are subject to increased uncertainty because of recent budgetary pressures faced by Congress. Oglethorpe cannot predict the amount or cost of RUS direct and guaranteed loans that may be available to the Members in the future.

Members' Relationships with GTC and GSOC

    GTC provides transmission services to the Members for delivery of the Members' power purchases from Oglethorpe and other power suppliers. GTC and the Members have entered into Member Transmission Service Agreements (the "MTSAs") under which GTC provides transmission service to the Members pursuant to a transmission tariff. The MTSAs have a minimum term for network service for current load until December 31, 2025. After an initial term ending in 2006, load growth above 1995 requirements may, with notice to GTC, be served by others. The MTSAs provide that if a Member elects to purchase a part of its network service elsewhere, it must pay appropriate stranded costs to protect the other Members from any rate increase that could otherwise occur. Under the MTSAs, Members have the right to design, construct and own new distribution substations. GTC has asked its members to execute extensions to the MTSAs to extend the terms to 2040. The extensions will also include similar opportunities for transmission service to be provided by others.

    GSOC has contracts with each of its members, including OPC and GTC, to provide to them the services that it purchases from GPC under the Control Area Compact, which Oglethorpe co-signed with GSOC. GSOC also provides operation services for the benefit of the Members through agreements with Oglethorpe, including dispatch of Oglethorpe's resources and other power supply resources owned by the Members.

    For additional information about the Members' relationship with GSOC, see "OGLETHORPE POWER CORPORATION – Relationship with GSOC."

Member Power Supply Resources

  Oglethorpe Power Corporation

    Oglethorpe currently supplies a substantial portion of the Members' requirements. Each Member has a take-or-pay, fixed percentage capacity responsibility for all of Oglethorpe's existing resources. (See "OGLETHORPE POWER CORPORATION – Wholesale Power Contracts.") The Members are satisfying all of their requirements above Oglethorpe purchase obligations with purchases from other suppliers as described below.

  Contracts with SEPA

    The Members purchase hydroelectric power from the Southeastern Power Administration ("SEPA") under contracts that extend until 2016. In 2004, the aggregate SEPA allocation to the Members was 562 MW plus associated energy. Each Member must schedule its energy allocation, and each Member has designated Oglethorpe to perform this function. Pursuant to a separate agreement, Oglethorpe will schedule, through GSOC, the Members' SEPA power deliveries. Further, each Member may be required, if certain conditions are met, to contribute funds for capital improvements for Corps of Engineers projects from which its allocation is derived in order to retain the allocation.

  Smarr EMC

    The Members participating in the facilities owned by Smarr EMC purchase the output of those facilities pursuant to long-term, take-or-pay power purchase agreements. Smarr EMC owns Smarr Energy Facility, a two-unit, 217 MW gas-fired combustion turbine facility (with 35 participating Members), and Sewell Creek Energy Facility, a four-unit, 492 MW gas-fired combustion turbine facility (with 31 participating Members). Smarr Energy Facility began commercial operation in June 1999, and Sewell Creek Energy Facility began commercial operation in June 2000.

  GPC Block Purchase

    Twenty-nine Members have entered into long-term power supply contracts with GPC under which they will purchase an aggregate of 675 MW of capacity and associated energy. Delivery under the agreements began January 1, 2005.

  Other Member Resources

    Members are obtaining their other power supply requirements from various sources. Thirty Members have entered into contracts with third parties for all of their incremental power requirements, with remaining terms ranging from 6 to 13 years. The other Members use a portfolio of power purchase contracts to meet their requirements.

    Oglethorpe has not undertaken to obtain a complete list of Member power supply resources. Any of the Members may have committed or may commit to additional power supply obligations not described above.

    For further information about Members' activities relating to their power supply planning, see "OGLETHORPE POWER CORPORATION – Competition."

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

    Compliance with environmental standards will continue to be reflected in Oglethorpe's capital expenditures and operating costs. Oglethorpe made environmental-related capital expenditures of $4 million in 2004 and forecasts expenditures of approximately $6 million, $10 million and $43 million in 2005, 2006 and 2007, respectively, to maintain and achieve compliance with current and anticipated environmental requirements. For a further discussion of expected future capital expenditures to comply with environmental requirements and regulations, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Financial Condition – Capital Requirements."

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

    Sulfur dioxide reductions are being imposed through a sulfur dioxide emission allowance trading program. Allowances are issued by the U.S. Environmental Protection Agency ("EPA") to impose stringent reductions on all affected units. The aggregate emissions of sulfur dioxide from all affected units are now capped at 8.9 million tons per year. Emission allowances, each of which gives the holder the authority to emit one ton of sulfur dioxide during a particular calendar year or thereafter, are issued 30 years in advance and are transferable. Oglethorpe is now complying with this program by using lower-sulfur fuel, coupled with the use of emission allowances (issued, banked or purchased, if needed). Installation of flue gas desulfurization equipment ("scrubbers") remains a possibility for compliance in the future, as is discussed in more detail below.

    Reductions in nitrogen oxides emissions are also being imposed, under Georgia's State Implementation Plan as part of Georgia's effort to bring the metropolitan Atlanta area, currently classified as a "severe nonattainment area" pursuant to the 1-hour National Ambient Air Quality Standards ("NAAQS") for ozone, into attainment. As part of this Plan, both Plants Wansley and Scherer were included in nitrogen oxides emissions averaging plans, which required the co-owners of the plants to install new control equipment at both plants. Significant reductions in nitrogen oxides emissions were achieved, due to the selective catalytic reduction systems installed at Plant Wansley and the separated overfire air systems installed at Plant Scherer.

    A number of recently finalized regulations, proposed regulations and other actions could result in more stringent controls on all emissions, including utility emissions. The actions that appear to be the most significant are described below.

    EPA has tightened the NAAQS for both ozone and fine particulate matter, an action that could affect any source that emits nitrogen oxides and sulfur dioxide, including utility units. With respect to the ozone NAAQS, EPA must harmonize provisions in the Clean Air Act imposing the old 1-hour ozone NAAQS with EPA's new 8-hour standard before implementing the new standard. Based on the last three years of monitoring data, the State of Georgia believes that the Atlanta area has now attained the 1-hour ozone NAAQS and, therefore, on February 1, 2005, applied to EPA for redesignation as attainment.

    EPA has designated areas as attainment or nonattainment with these 8-hour NAAQSs. It also has published a portion of the rules implementing the new 8-hour NAAQS. The Atlanta ozone nonattainment area has been expanded from the original 13 counties (for the 1-hour NAAQS) to a 20-county area (for the 8-hour NAAQS). Macon, which has been separately designated as an 8-hour ozone nonattainment area, includes Plant Scherer within its boundaries. Under the implementation provisions of the new 2004 rule, EPA announced that the 1-hour ozone standard will be revoked on June 15, 2005. For the new 8-hour ozone nonattainment areas, state implementation plans, including new emission control regulations necessary to bring those areas into attainment could be required as early as 2007. Therefore, further reductions of nitrogen oxides from Plants Wansley and/or Scherer may be required. Some or all of these reductions may come through implementation of the interstate air quality rulemaking discussed below. The impact of these new designations will depend on the development and implementation of any other applicable regulations as needed for attainment and cannot be determined at this time.

    In January 2005, EPA issued its final nonattainment designations for the fine particulate matter NAAQS. Plants Wansley and Scherer were included in the designated areas. EPA plans to propose a fine particulate matter implementation rule in 2005 and to finalize such rule in 2006. In order to achieve compliance by 2010, if no extensions are granted, state implementation plans addressing the nonattainment designations may be due by 2008 and could require reductions in sulfur dioxide and nitrogen oxide emissions from power plants. The impact of the fine particulate matter designations will depend on the development and implementation of applicable state implementation plans and associated regulations and therefore cannot be determined at this time. In addition, the possibility exists that the fine particulate matter NAAQS may be tightened even further in the coming years, which could lead to more stringent controls for sulfur dioxide and nitrogen oxide emissions on power plants.

    In 1998, EPA issued a regulation calling for regional reductions in nitrogen oxides emissions from 22 states, including Georgia, which imposed a fixed cap on nitrogen oxides emissions from such states. In April 2004, EPA finalized a new regional nitrogen oxides reduction rule for Georgia, which specified a May 2007 compliance deadline. In October 2004, however, EPA announced that it would stay the implementation of this rule for Georgia, while it conducts a rulemaking to consider certain issues raised in a petition for reconsideration of the April 2004 rule. Georgia's implementation plan for this regulation will depend on how this proposed rulemaking is finalized. Therefore, it is not yet known what additional controls, if any, will be needed at Plants Wansley and/or Scherer to comply with this regional nitrogen oxides reduction program. However, to achieve the reductions that may be necessary under these rules, the co-owners of Plant Scherer converted Scherer Units No. 1 and No. 2 from bituminous coal to sub-bituminous coal, substantially reducing the nitrogen oxides emissions from these units.

    In March 2005, EPA finalized a clean air interstate rule for ozone and fine particulate matter that will require emissions reductions in sulfur dioxide and nitrogen oxides in most eastern states, including Georgia, by establishing a market-based cap and trading program with emission budget caps for each affected state. Although announced as final, the rule is still subject to challenge. One possible result of the rule may be to require year round reductions in emissions of sulfur dioxide and nitrogen oxides from power plants. The caps would be implemented in two phases. The first phase for nitrogen oxides caps would become effective in 2009 and for sulfur dioxide caps in 2010, each followed by a second phase in 2015. The rule may require additional controls at Plants Wansley and/or Scherer in order to comply with the state implementation plan to be developed to meet emission caps established in the rule for Georgia. The rule could affect Georgia's plans for attaining the NAAQS for ozone and fine particulate matter discussed above.

    In 1999, EPA promulgated a new regional haze rule, which would have affected certain sources that emit nitrogen oxides or sulfur dioxide and that may contribute to the degradation of visibility in mandatory federal Class I areas, including some utility units. As a result of challenges to this rule, however, the Court of Appeals has vacated part of the rule, remanding it back to EPA for further consideration consistent with its opinion. In response, EPA proposed revised rules in May 2004, which it announced it plans to finalize in April 2005. Until such rules are finalized and implemented by the State of Georgia, Oglethorpe will not know what controls, if any, must be installed at Plants Wansley and/or Scherer to comply with this rule.

    Although EPA had decided not to impose a new NAAQS for sulfur dioxide, that decision has been remanded to EPA for further rulemaking, so it is still possible that a new short-term standard for sulfur dioxide could be established.

    In March 2005, EPA finalized a regulation that would control emissions of mercury, by creating a market-based cap and trade program that would reduce emissions of mercury in two phases, with the first phase becoming effective in 2010 and the second in 2018. Although announced as final, the rule is still subject to challenge. The rule could require additional controls at Plants Wansley and/or Scherer in order to comply with the state implementation plan to be developed to meet emission caps established in the rule for Georgia.

    Because (1) several of these proposed or final Clean Air Act regulations could require control of the same emissions, (2) the compliance requirements are uncertain, and (3) specific control technologies affect multiple emissions, Oglethorpe cannot determine the aggregate effect of these or future regulations. For a discussion of the factors that will affect future compliance decisions, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Financial Condition – Capital Requirements – Capital Expenditures."

    Congress is currently considering legislation to amend the Clean Air Act, some versions of which may impose more stringent emissions limitations on power plants. The impact of any amendment would depend upon the specific requirements enacted and cannot be determined at this time.

    Domestic efforts to limit emissions of carbon dioxide from power plants are increasing. For example, Attorneys General from eight states and the Corporation Counsel of New York filed a complaint in the U.S. District Court for the Southern District of New York against Southern Company and four other electric power companies in July 2004. The complaint alleges that the companies' emissions of carbon dioxide contribute to global warming, which the Plaintiffs claim is a public nuisance. Although not named in the complaint, Oglethorpe believes this claim is without merit. While the outcome of this matter cannot be determined at this time, an adverse judgment could result in substantial capital expenditures at Plants Wansley and/or Scherer, which Oglethorpe co-owns with Georgia Power Company ("GPC"), a subsidiary of the Southern Company.

    Pursuant to the Framework Convention On Climate Change, international discussions for limiting emissions of carbon dioxide continue. Whether such discussions will lead to limits for carbon dioxide in the U.S. in the future, through ratification of the Kyoto Protocol, other treaties or domestic legislation is unknown. Should such reductions be imposed in the future, substantial capital expenditures could be required at Oglethorpe's fossil fuel-fired facilities.

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

    In December 2002, the Sierra Club, Physicians for Social Responsibility, Georgia Forest Watch and one individual filed suit in Federal Court in Georgia against GPC alleging violations of the Clean Air Act at Plant Wansley. The complaint alleges violations of opacity limits at both the coal fired units, in which Oglethorpe is a co-owner, and other violations at several combined cycle units in which Oglethorpe does not have an ownership interest. This civil action requests injunctive and declaratory relief, civil penalties, a supplemental environmental project and attorneys' fees. In December 2004, the U.S. District Court for the Northern District of Georgia issued an Order holding GPC liable for certain violations of the opacity limits at the coal-fired units. However, in March 2005 the U.S. Court of Appeals for the Eleventh Circuit allowed an immediate appeal of the Court's Order. While Oglethorpe believes that Plant Wansley has complied with applicable laws and regulations, resolution of this matter is uncertain at this time, as is any responsibility of Oglethorpe for a share of any penalties or other costs that might be assessed against GPC.

    In January 2003, the Sierra Club appealed an unsuccessful challenge to an air operating permit for Chattahoochee to the United States Court of Appeals

for the Eleventh Circuit. Oglethorpe acquired this facility in the second quarter of 2003. (See "OGLETHORPE POWER CORPORATION – Power Supply Business.") Oglethorpe intervened in the appeal on behalf of EPA. In May 2004, the Court ruled in favor of the Sierra Club, invalidating EPA's denial of the petition and remanding the matter to EPA for further consideration. Although Oglethorpe believes that the order does not affect facility operations pending further consideration and that a favorable outcome in this matter is likely, an unfavorable ruling could temporarily affect the ability of the facility to continue operations.

    Depending on the final outcome of these developments, and the implementation approach selected by EPA and the State of Georgia with respect to environmental regulations, significant capital expenditures and increased operation expenses could be incurred by Oglethorpe for the continued operation of Plants Wansley and/or Scherer.

    Compliance with the requirements of the Clean Air Act may also require increased capital or operating expenses on the part of GPC. Any increases in GPC's capital or operating expenses may cause an increase in the cost of power purchased from GPC. (See "OGLETHORPE'S POWER SUPPLY RESOURCES – Power Purchase and Sale Arrangements – Power Purchases" and "THE MEMBERS AND THEIR POWER SUPPLY RESOURCES – Member Power Supply Resources – GPC Block Purchase.")

Other Environmental Regulation

    EPA determined in 2000 that although coal ash should continue to be considered non-hazardous under the Resource Conservation and Recovery Act, national regulations are warranted. Depending on the outcome of such rulemaking, which is now expected in 2007, substantial additional costs for the management of these wastes might be required of Oglethorpe.

    Under the Clean Water Act, EPA and state environmental agencies are developing total maximum daily loads ("TMDLs") for certain impaired state waters. The establishment of TMDLs and/or additional measures to control non-point source pollution may result in a tightening of limits in water discharge permits for power plants, including Plants Wansley and Scherer. As the impact will depend on the actual TMDLs and the corresponding permit limitations that are established, the effects of such developments cannot be predicted at this time.

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

    Oglethorpe, or generating facilities in which Oglethorpe has an interest, are also subject, from time to time, to claims relating to operations and/or emissions, including actions by citizens to enforce environmental regulations and claims for personal injury due to such operations and/or emissions. Oglethorpe cannot predict the outcome of current or future actions, the responsibility of Oglethorpe for a share of any damages awarded or any impact on facility operations. Oglethorpe, however, does not believe that the current actions will have a material adverse effect on its financial position or results of operations.

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

    Plants Hatch and Vogtle currently have on-site spent-fuel wet storage capacity and Plant Hatch has an on-site dry storage facility. The on-site dry storage facility for Plant Hatch became operational in 2000 and can be expanded to accommodate spent fuel through the life of the plant. Plant Vogtle's spent fuel pool storage is expected to be sufficient until 2015. Oglethorpe expects that procurement of on-site dry storage capacity at Plant Vogtle will commence in sufficient time to maintain full-core discharge capability to the spent fuel pool. (See Note 1 of Notes to Financial Statements.)

    For information concerning nuclear insurance, see Note 8 of Notes to Financial Statements. For information regarding NRC's regulation relating to decommissioning of nuclear facilities and regarding DOE's assessments pursuant to the Energy Policy Act for decontamination and decommissioning of nuclear fuel enrichment facilities, see Note 1 of Notes to Financial Statements.

ITEM 2. PROPERTIES

Generating Facilities

    The following table sets forth certain information with respect to Oglethorpe's generating facilities, all of which are in commercial operation.

Facilities	Type of Fuel	Percentage Interest	Oglethorpe's Share of NamePlate Capacity (MW)	Commercial Operation Date	License Expiration Date

Plant Hatch (near Baxley, Ga.)
Unit No. 1	Nuclear	30	243.0	1975	2034
Unit No. 2	Nuclear	30	246.0	1979	2038
Plant Vogtle (near Waynesboro, Ga.)
Unit No. 1	Nuclear	30	348.0	1987	2027
Unit No. 2	Nuclear	30	348.0	1989	2029
Plant Wansley (near Carrollton, Ga.)
Unit No. 1	Coal	30	259.5	1976	N/A(1)
Unit No. 2	Coal	30	259.5	1978	N/A(1)
Combustion Turbine	Oil	30	14.8	1980	N/A(1)
Plant Scherer (near Forsyth, Ga.)
Unit No. 1	Coal	60	490.8	1982	N/A(1)
Unit No. 2	Coal	60	490.8	1984	N/A(1)
Rocky Mountain (near Rome, Ga.)	Pumped Storage Hydro	74.61	632.5	1995	2027
Doyle (near Monroe, Ga.)	Gas	100	325.0(2)	2000	N/A(1)
Talbot (near Columbus, Ga.)
Units No. 1-4	Gas	100	412	2002	N/A(1)
Units No. 5-6	Gas-Oil	100	206	2003	N/A(1)
Chattahoochee (near Carrollton, Ga.)	Gas	100	468	2003	N/A(1)

Total			4,743.9

(1)
These plants do not operate under operating licenses similar to those granted to nuclear units by the NRC and to hydroelectric plants by FERC.

(2)
Nominal plant capacity identified in the Power Purchase and Sale Agreement with Doyle I, LLC. (See "The Plant Agreements – Doyle" below.)

Plant Performance

    The following table sets forth certain operating performance information of each of Oglethorpe's generating facilities:

	Equivalent Availability(1)			Capacity Factor(2)
Unit	2004	2003	2002	2004	2003	2002

Plant Hatch
Unit No. 1	89%	94%	87%	91%	95%	88%
Unit No. 2	97	91	97	96	91	97
Plant Vogtle
Unit No. 1	99	91	84	100	93	86
Unit No. 2	89	95	82	91	97	84
Plant Wansley
Unit No. 1	99	87	88	81	79	80
Unit No. 2	89	87	79	75	80	74
Plant Scherer(3)
Unit No. 1	86	72	95	76	58	78
Unit No. 2	90	73	83	80	59	66
Rocky Mountain(4)
Unit No. 1	98	92	99	26	15	15
Unit No. 2	90	99	91	8	20	18
Unit No. 3	98	91	100	25	28	27
Doyle(4)(5)	100	100	0	9
Talbot(4)(6)	95	92	NA	1	1	NA
Chattahoochee(6)	73	58	NA	20	15	NA

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

(3)
Plant Scherer's relatively low performance in 2003 was due to the outage time required for the conversion to use sub-bituminous coal, as described below.

(4)
Rocky Mountain, Doyle and Talbot primarily operate as peaking plants, which results in low capacity factors.

(5)
Equivalent Availability for each of Doyle's 5 units is measured only during the period May 15 – September 15, reflecting the contractual availability commitment of Doyle I, LLC. The units may be dispatched by Oglethorpe during other periods if the units are available.

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

Fuel Supply

    Coal.    Coal for Plant Wansley is currently purchased under term contracts and in spot market transactions, from coal mines in the eastern United States. As of February 28, 2005, Oglethorpe had a 52-day coal supply at Plant Wansley based on continuous operation.

    Coal for Scherer Units No. 1 and No. 2 is purchased under term contracts and in spot market transactions. As of February 28, 2005, Oglethorpe's coal stockpile at Plant Scherer contained a 24-day supply based on continuous operation. Plant Scherer burns sub-bituminous coal purchased from coal mines in the Powder River Basin in Wyoming. Oglethorpe's coal inventory at Plant Scherer is lower than normal due to recently developed rail transportation bottlenecks. Oglethorpe and the other co-owners are working with the rail transportation supplier to relieve the problem. Failure to relieve the problem may require Oglethope to burn higher cost fuel at its other generating plants or require the Members to purchase energy from higher cost sources.

    Oglethorpe currently leases approximately 1,200 rail cars to transport coal to Plants Scherer and Wansley.

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

    For information relating to the impact that the Clean Air Act may have on Oglethorpe, see "BUSINESS – ENVIRONMENTAL AND OTHER REGULATION – Clean Air Act."

    Nuclear Fuel.    GPC, as operating agent, has the responsibility to procure nuclear fuel for Plants Hatch and Vogtle. GPC has contracted with Southern Nuclear Operating Company ("SNOC") to operate these plants, including nuclear fuel procurement. SNOC employs both spot purchases and long-term contracts to satisfy nuclear fuel requirements. The nuclear fuel supply and related services are expected to be adequate to satisfy current and future nuclear generation requirements.

    Natural Gas.    Oglethorpe purchases the natural gas, including transportation and other related services, needed to operate Doyle, Talbot and Chattahoochee and the combustion turbines owned by Hartwell Energy Limited Partnership. Oglethorpe purchases natural gas in the spot market and under agreements at indexed prices. Oglethorpe has entered into hedge agreements to manage a portion of its exposure to fluctuations in the market price of natural gas. Oglethorpe manages exposure to such risks only with respect to Members that elect to receive such services. Oglethorpe purchases transportation under long-term firm and short-term firm and non-firm contracts. (See "QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK – Commodity Price Risk.")

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

	Nuclear Plant Hatch		Plant Vogtle		Coal-Fired Plant Wansley		Scherer Units No. 1 & No. 2		Pumped Storage Rocky Mountain		Total
	%	MW(1)%		MW(1)%		MW(1)%		MW(1)%		MW(1)	MW(1)

Oglethorpe	30.0	489	30.0	696	30.0	519	60.0	982	74.61	633	3,319
GPC	50.1	817	45.7	1,060	53.5	926	8.4	137	25.39	215	3,155
MEAG	17.7	288	22.7	527	15.1	261	30.2	494	–	–	1,570
Dalton	2.2	36	1.6	37	1.4	24	1.4	23	–	–	120

Total	100.0	1,630	100.0	2,320	100.0	1,730	100.0	1,636	100.00	848	8,164

(1)
Based on nameplate ratings.

  Georgia Power Company

    GPC is a wholly owned subsidiary of The Southern Company, a registered holding company under the Public Utility Holding Company Act, and is engaged primarily in the generation and purchase of electric energy and the transmission, distribution and sale of such energy. GPC distributes and sells energy within the State of Georgia at retail in over 600 communities (including Athens, Atlanta, Augusta, Columbus, Macon, Rome and Valdosta), as well as in rural areas, and at wholesale to Oglethorpe, MEAG and two municipalities. GPC is the largest supplier of electric energy in the State of Georgia. (See "BUSINESS – OGLETHORPE POWER CORPORATION – Relationship with GPC.") GPC is subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and, in accordance therewith, files reports and other information with the Commission.

  Municipal Electric Authority of Georgia

    MEAG, an instrumentality of the State of Georgia, was created for the purpose of providing electric capacity and energy to those political subdivisions of the State of Georgia that owned and operated electric distribution systems at that time. MEAG, also known as MEAG Power, has wholesale power sales contracts with each of its 49 participants (including 48 cities and one county in the State of Georgia) that extend through 2054. Such political subdivisions, located in 39 of the State's 159 counties, collectively serve approximately 300,000 electric consumers (meters).

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

    In 1985, in four transactions, Oglethorpe sold its entire 60% undivided ownership interest in Scherer Unit No. 2 to four separate owner trusts (the "Lessors") established by four different institutional investors. Oglethorpe retained all of its rights and obligations as a participant under the Ownership and Operating Agreements relating to Scherer Unit No. 2 for the term of the leases. Oglethorpe's leases expire in 2013, with options to renew for a total of 8.5 years. Oglethorpe also has fair market value purchase options at specified dates, including 2013 and the end of lease renewal terms. These transactions are treated as capital leases by Oglethorpe for financial reporting purposes. (See Note 4 of Notes to Financial Statements.) (In the following discussion, references to participants "owning" a specified percentage of interests include Oglethorpe's rights as a deemed owner with respect to its leased interests in Scherer Unit No. 2.)

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

    In 1993, the co-owners of Plants Hatch and Vogtle entered into the Amended and Restated Nuclear Managing Board Agreement, which provides for a managing board to coordinate the implementation and administration of the Plant Hatch and Plant Vogtle Ownership and Operating Agreements, provides for increased rights for the co-owners regarding certain decisions and allows GPC to contract with a third party for the operation of the nuclear units. In March 1997, GPC designated SNOC as the operator of Plants Hatch and Vogtle, pursuant to the Nuclear Operating Agreement between GPC and SNOC, which the co-owners had previously approved. In connection with the amendments to the Plant Scherer Ownership and Operating Agreements, the co-owners of Plant Scherer entered into the Plant Scherer Managing Board Agreement which provides for a managing board to coordinate the implementation and administration of the Plant Scherer Ownership and Operating Agreements and provides for increased rights for the co-owners regarding certain decisions, but does not alter GPC's role as agent with respect to Plant Scherer.

    The Operating Agreements provide that Oglethorpe is entitled to a percentage of the net capacity and net energy output of each plant or unit equal to its percentage undivided interest owned or leased in such plant or unit. GPC, as agent, schedules and dispatches Plants Hatch and Vogtle. Oglethorpe separately dispatches its ownership share of Scherer Units No. 1 and No. 2 and of Plant Wansley. (See "Fuel Supply" above.)

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

    The Operating Agreement for Plant Hatch will remain in effect with respect to Hatch Units No. 1 and No. 2 until 2009 and 2012, respectively. Oglethorpe has entered into an agreement with GPC, subject to RUS approval, to extend the Operating Agreement for so long as an NRC operating license exists for each unit. (See "ENVIRONMENTAL AND OTHER REGULATION – Nuclear Regulation.") The Operating Agreement for Plant Vogtle will remain in effect with respect to each unit at Plant Vogtle until 2018. The Operating Agreement for Plant Wansley will remain in effect with respect to Plant Wansley Units No. 1 and No. 2 until 2016 and 2018, respectively. The Operating Agreement for Scherer Units No. 1 and No. 2 will remain in effect with respect to Scherer Units No. 1 and No. 2 until 2022 and 2024, respectively. Upon termination of each Operating Agreement, following any extension agreed to by the parties, GPC will retain such powers as are necessary in connection with the disposition of the property of the applicable plant, and the rights and obligations of the parties shall continue with respect to actions and expenses taken or incurred in connection with such disposition.

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

    In late 1996 and early 1997, Oglethorpe completed lease transactions for its 74.61% undivided ownership interest in Rocky Mountain. The lease transactions are characterized as a sale and leaseback for income tax purposes, but not for financial reporting purposes. Under the terms of these transactions, Oglethorpe leased the facility to three institutional investors for the useful life of the facility, who in turn leased it back to Oglethorpe for a term of 30 years. Oglethorpe will continue to control and operate Rocky Mountain during the leaseback term. Oglethorpe intends to exercise its fixed price purchase option at the end of the leaseback period so as to retain all other rights of ownership with respect to the plant if it is advantageous for Oglethorpe to exercise such option. For more information about the structure of these lease transactions, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Financial Condition – Off-Balance Sheet Arrangements."

  Doyle

    Oglethorpe has an agreement with Doyle I LLC, a limited liability company owned by one of Oglethorpe's Members, Walton EMC, to purchase the output of a gas-fired combustion turbine generating facility with a nominal contract rating of 325 MW over a 15-year term. Delivery commenced May 15, 2000.

    During the term of the agreement, Oglethorpe has the right and obligation to purchase all of the capacity and energy from the facility. Oglethorpe is obligated to pay to Doyle I, LLC each month a capacity charge based on a performance rating and an energy charge equal to all costs of operating the facility. Oglethorpe is also obligated to pay the actual operation and maintenance costs and the costs of capital improvements. Oglethorpe is responsible for supplying all natural gas necessary to operate the facility. Oglethorpe has the right to dispatch the facility.

    Doyle I, LLC operates the facility. Doyle I, LLC must make the units available from May 15 to September 15 each year. Subject to air permit and other limitations, Oglethorpe may dispatch the facility at other times to the extent that the facility is available.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       Not Applicable.

ITEM 6. SELECTED FINANCIAL DATA (UNAUDITED)

       The following table presents selected historical financial data of Oglethorpe. The financial data presented as of the end of and for each year in the five-year period ended December 31, 2004, have been derived from the audited financial statements of Oglethorpe. This data should be read in conjunction with the financial statements of Oglethorpe and the notes thereto included in Item 8 and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" in Item 7.

	(dollars in thousands)
	2004	2003	2002	2001	2000

Operating revenues:
Sales to Members	$1,279,465	$1,167,605	$1,127,519	$1,080,478	$1,146,064
Sales to non-Members	33,307	35,948	35,802	58,811	53,333

Total operating revenues	1,312,772	1,203,553	1,163,321	1,139,289	1,199,397

Operating expenses:
Fuel	290,106	234,172	225,008	221,449	230,729
Production	248,084	253,865	232,312	218,480	220,221
Purchased power	402,941	359,447	357,491	414,382	377,805
Depreciation and amortization	153,126	141,301	140,058	133,731	143,703
Accretion	20,456	7,815	–	–	–
Income taxes	(3)	(459)	–	(63,485)	–

Total operating expenses	1,114,710	996,141	954,869	924,557	972,458

Operating margin	198,062	207,412	208,452	214,732	226,939
Other income, net	42,228	32,737	35,911	51,345	62,431
Net interest charges	(223,053)	(223,300)	(226,823)	(247,660)	(269,392)

Net margin	$17,237	$16,849	$17,540	$18,417	$19,978

Electric plant, net:
In service	$3,547,337	$3,665,991	$3,084,772	$3,147,274	$3,255,894
Nuclear fuel, at amortized cost	87,941	90,283	77,247	77,360	83,470
Construction work in progress	22,830	26,212	69,282	38,564	24,841

Total electric plant	$3,658,108	$3,782,486	$3,231,301	$3,263,198	$3,364,205

Total assets	$4,813,178	$4,947,397	$4,556,940	$4,712,831	$4,681,194

Capitalization:
Long-term debt	$3,351,664	$3,534,185	$2,959,194	$3,041,287	$3,145,843
Obligations under capital leases	344,412	360,697	375,720	389,487	392,818
Obligation under Rocky Mountain transactions	83,012	77,684	72,698	68,032	63,665
Patronage capital and membership fees	461,655	444,418	427,569	410,029	393,752
Accumulated other comprehensive loss	(46,896)	(49,814)	(55,751)	(42,361)	(1,070)

Subtotal	4,193,847	4,367,170	3,779,430	3,866,474	3,995,008
Less: long-term debt and capital leases due within one year	(190,835)	(237,522)	(140,241)	(127,621)	(131,886)

Total capitalization	$4,003,012	$4,129,648	$3,639,189	$3,738,853	$3,863,122

Property additions	$65,798	$171,126	$105,824	$69,824	$70,738

Energy supply (megawatt-hours):
Generated	21,035,609	18,956,147	18,969,282	19,157,910	19,802,501
Purchased	11,167,140	10,888,883	10,845,701	11,448,219	11,234,860

Available for sale	32,202,749	29,845,030	29,814,983	30,606,129	31,037,361

Member revenue per kWh sold	4.10¢	4.00¢	4.04¢	4.01¢	4.21¢

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Associated Risks

    This Annual Report on Form 10-K contains forward-looking statements, including statements regarding, among other items, (i) anticipated trends in the business of Oglethorpe, (ii) Oglethorpe's future power supply requirements, resources and arrangements, (iii) Oglethorpe's expected future capital expenditures and (iv) disclosures regarding market risk included in "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK." Some forward-looking statements can be identified by use of terms such as "may," "will," "expects," "anticipates," "believes," "intends," "projects," "plans" or similar terms. These forward-looking statements are based largely on Oglethorpe's current expectations and are subject to a number of risks and uncertainties, some of which are beyond Oglethorpe's control. For some of the factors that could cause actual results to differ materially from those anticipated by these forward-looking statements, see "Accounting Policies – Critical Accounting Policies" below, "BUSINESS – OGLETHORPE POWER CORPORATION – Competition" and "ENVIRONMENTAL AND OTHER REGULATION." In light of these risks and uncertainties, Oglethorpe can give no assurance that events anticipated by the forward-looking statements contained in this Annual Report will in fact transpire.

Executive Overview

    Oglethorpe is a not-for-profit electric cooperative whose principal business is providing wholesale electric service to 38 Members. Consequently, substantially all of Oglethorpe's revenues and cash flow is derived from sales to the Members pursuant to long-term, take-or-pay wholesale power contracts. These contracts obligate the Members jointly and severally to pay all of Oglethorpe's costs and expenses associated with owning and operating its power supply business. To that end, Oglethorpe's existing rate structure provides for a pass-through of actual energy costs. Charges for fixed costs (including capacity, other non-energy charges, debt service obligations and the margin required to meet Oglethorpe's Margins for Interest Ratio rate covenant) are carefully managed throughout the year to ensure that sufficient capacity-related revenues are produced. This rate structure provides Oglethorpe with the ability to manage its revenues to assure full recovery of its costs in rates and has resulted in a consistent record of meeting all of its financial requirements. The year 2004 was no exception as revenues were sufficient, but only sufficient, to recover all costs and to satisfy all debt service obligations and financial covenants, including Oglethorpe's annual margin requirement.

    The existing base term of Oglethorpe's Wholesale Power Contract with each Member runs through 2025. The Oglethorpe Board has approved an extension of the base term by an additional 25 years, which would be sufficient to substantially cover the projected remaining useful lives of all of Oglethorpe's assets. The Members are supportive of this initiative. If the Members approve the extension, it is likely that Oglethorpe would then consider the refinancing of a portion of its long-term debt to better match debt amortization to the projected useful lives of its assets.

    Effective January 1, 2005, one of Oglethorpe's Members, Flint EMC, withdrew from membership in Oglethorpe, thereby reducing the number of Members served by Oglethorpe from 39 to 38. Simultaneous with its withdrawal, Flint EMC, with the consent of the Oglethorpe Board of Directors, assigned its Wholesale Power Contract with Oglethorpe to another Oglethorpe Member, Cobb EMC. Cobb EMC, with the approval of the Oglethorpe Board of Directors, subsequently reallocated the power supply resources covered by this contract among itself and six other Oglethorpe Members. Oglethorpe believes that this withdrawal, assignment and reallocation does not and will not, have a material adverse effect on its financial condition or results of operations.

    In 2004, Oglethorpe continued to maintain a strong liquidity position that is comprised of a diversified, cost-effective mix of cash (including short-term investments), committed lines of credit and a commercial paper program. The reliability of the commercial paper program was bolstered in 2004 when the program's back-up lines of credit were renewed for three-year terms instead of the customary one-year term. Unrestricted available liquidity at year-end was $561 million.

    In 2003, Oglethorpe entered into agreements with the Members that clarified and, in some instances, redefined its relationship with the Members. Among other things, the agreements specify the types of future services that Oglethorpe may provide to its Members as well as the terms and conditions under which those services can be provided. In particular, the agreements address the circumstances under which Oglethorpe can directly obligate itself or otherwise utilize its credit to support a service when less than all of Oglethorpe's Members benefit from that service. These limitations are significant to Oglethorpe's Members because they are jointly and severally liable for Oglethorpe's obligations even though they may not all benefit from a particular service.

    These member agreements make it explicit that the Members are directly responsible for the planning and procurement of their future power supply requirements. As a result of these member agreements, Oglethorpe will be limited in its ability to develop or obtain new power supply resources to assist the Members with their future, incremental power requirements. This is particularly relevant since the Members have had to plan and implement power supply options to replace a portion of the energy that was being provided by two significant power marketer agreements that will terminate by the end of March 2005. While Oglethorpe resources (generating facilities and power purchase contracts) have been providing more than 90% of the Members' requirements, with the terminations of the power marketer agreement with LG&E Energy Marketing Inc. ("LEM") at the end of 2004 and the power marketer agreement with Morgan Stanley Capital Group Inc. ("Morgan Stanley") at the end of March 2005, Oglethorpe resources will only provide approximately 70% of the Members' requirements. At the end of 2004, plans by the Members to replace the portion of energy being provided by LEM were implemented smoothly. This is also expected to be the case when the Morgan Stanley agreement terminates at the end of March.

    The absence of these two agreements from Oglethorpe's power supply portfolio will, however, result in an increase to the average cost of power that will be supplied by Oglethorpe to the Members in the future. There are two reasons for this. First, the energy that was provided pursuant to these two agreements was at a very favorable cost to Oglethorpe. But, more importantly, because Oglethorpe will be selling approximately 24% less energy to its Members, spreading Oglethorpe's fixed costs (which remain relatively unchanged) over fewer MWhs sold has the effect of increasing Oglethorpe's average cost of power. It is not unlikely that Oglethorpe's average power cost will increase by approximately 20% or more.

    As a consequence of the new agreements with its Members, Oglethorpe's business focus has shifted away from power supply planning and procurement and is now firmly concentrated on managing its existing resources with a view to enhancing the value of those resources for their primary beneficiaries – Oglethorpe's Members. Oglethorpe has developed strategies oriented towards (i) protecting the value of its assets from a variety of potential risks, and (ii) enhancing the value of its assets by improving efficiency and effectiveness, reducing costs, and, in some cases, increasing the capacity and/or useful life of its physical assets.

    Responding to changing environmental requirements continues to be a challenge for Oglethorpe. Over the past several years, Oglethorpe has invested in excess of $100 million to maintain compliance with various environmental regulations. The most substantial of these expenditures included the installation of selective catalytic reduction control technologies at Plant Wansley and the conversion of Plant Scherer to permit it to burn Powder River Basin coal. Perhaps the most significant risk to Oglethorpe's ability to maintain competitive power costs in the future is the possibility of additional capital expenditures and increased operational expenses for Plants Wansley and Scherer due to potentially more stringent environmental regulations. While estimates can vary widely, it is not unlikely that Oglethorpe may be required to make significant additional investment over the next 5 to 10 years to maintain environmental compliance.

    From an operational perspective, Oglethorpe will continue to be challenged to provide reliable, cost-effective fuel supply for its generating facilities. A balanced diversity of generating resources by fuel type – nuclear, coal and natural gas – helps mitigate the risk associated with any one type of fuel. The geographic diversity of coal supply – eastern and Powder River Basin – as well as the diversity of suppliers helps reduce risks associated with coal. Ensuring timely and cost-effective transportation of coal is also a high priority for the corporation. Oglethorpe will maintain a high degree of focus on fuel strategies as the cost of fuel, higher or lower, directly impacts the cost of power to its Members.

    Additionally, there are certain risks inherent in Oglethorpe's undivided ownership interests in its two nuclear facilities, Plants Hatch and Vogtle. One such risk is the storage of spent fuel. While the progress towards a national repository is disappointing, both facilities have on-site storage capabilities. It is forecasted that the on-site storage capabilities at Plant Hatch can be expanded to accommodate spent fuel through the expected life of the plant. Plant Vogtle is projected to have on-site storage capabilities well into the next decade. Another risk unique to nuclear facilities is the funding for the expected cost of decommissioning. Oglethorpe continues to maintain appropriate balances in its external trust fund based on recent specific site studies, NRC minimum funding requirements and assumptions regarding investment earnings. With respect to operational risk, both plants continue an excellent record of operations with availability and capacity factors exceeding 90% in 2004.

    Oglethorpe continues to believe that nuclear power is an important part of the Members' overall power supply portfolio. Consequently, Oglethorpe remains very interested in the potential development and deployment of the next generation of nuclear facilities and is therefore considering participation in any initiatives that will examine the feasibility of future nuclear generating facilities with the view of preserving the option to participate in any new nuclear generation that might be developed in Georgia.

    Two of Oglethorpe's strengths, its enterprise-wide risk management program and its system of internal controls, will continue to be enhanced in 2005 as Oglethorpe proceeds with implementing the provisions of the Sarbanes-Oxley Act and with refining its corporate compliance processes. Despite the many challenges and risks of operating a power supply corporation, Oglethorpe is well positioned, both financially and operationally, to continue to fulfill its obligations to the Members and third parties.

Summary of Cooperative Operations

  Margins and Patronage Capital

    Oglethorpe operates on a not-for-profit basis and, accordingly, seeks only to generate revenues sufficient to recover its cost of service and to generate margins sufficient to establish reasonable reserves and meet certain financial coverage requirements. Revenues in excess of current period costs in any year are designated as net margin in Oglethorpe's statements of revenues and expenses and patronage capital. Retained net margins are designated on Oglethorpe's balance sheets as patronage capital, which is allocated to each of the Members on the basis of its electricity purchases from Oglethorpe. Since its formation in 1974, Oglethorpe has generated a positive net margin in each year and had a balance of $462 million in patronage capital as of December 31, 2004. Oglethorpe's equity ratio, calculated as patronage capital and membership fees divided by total capitalization, increased from 10.8% at December 31, 2003 to 11.5% at December 31, 2004.

    Patronage capital constitutes the principal equity of Oglethorpe. Any distributions of patronage capital are subject to the discretion of the Board of Directors. However, under the Mortgage Indenture, Oglethorpe is prohibited from making any distribution of patronage capital to the Members if, at the time of or after giving effect to the distribution, (i) an event of default exists under the Mortgage Indenture, (ii) Oglethorpe's equity as of the end of the immediately preceding fiscal quarter is less than 20% of Oglethorpe's total capitalization, or (iii) the aggregate amount expended for distributions on or after the date on which Oglethorpe's equity first reaches 20% of Oglethorpe's total capitalization exceeds 35% of Oglethorpe's aggregate net margins earned after such date. This last restriction, however, will not apply if, after giving effect to such distribution, Oglethorpe's equity as of the end of the immediately preceding fiscal quarter is not less than 30% of Oglethorpe's total capitalization.

  Rates and Regulation

    Pursuant to the Wholesale Power Contracts entered into between Oglethorpe and each of the Members, Oglethorpe is required to design capacity and energy rates that generate sufficient revenues to recover all costs, to establish and maintain reasonable margins and to meet its financial coverage requirements. Oglethorpe reviews its capacity rates at least annually to ensure that it meets its net margin goals.

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

    For 2004, 2003 and 2002, Oglethorpe achieved a Margins for Interest Ratio of 1.10.

    Under the Mortgage Indenture and related loan contract with the RUS, adjustments to Oglethorpe's rates to reflect changes in Oglethorpe's budgets are generally not subject to RUS approval. Changes to the rate schedule under the Wholesale Power Contracts are generally subject to RUS approval. Oglethorpe's rates are not subject to the approval of any other federal or state agency or authority, including GPSC.

Accounting Policies

  Basis of Accounting

    Oglethorpe follows generally accepted accounting principles and the practices prescribed in the Uniform System of Accounts of FERC as modified and adopted by the RUS.

  Critical Accounting Policies

    Oglethorpe has determined that the following accounting policies are important to understanding the presentation of Oglethorpe's financial condition and results of operations and require assumptions about matters that were uncertain at the time of preparation of Oglethorpe's financial statements. Oglethorpe's management has discussed the development, selection and disclosure of these accounting policies and estimates with the Audit Committee of Oglethorpe's Board of Directors.

  Regulatory Assets and Liabilities

    Oglethorpe is subject to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation." SFAS No. 71 permits Oglethorpe to record regulatory assets and regulatory liabilities to reflect future cost recovery or refunds that Oglethorpe has a right to pass through to the Members. At December 31, 2004, Oglethorpe's regulatory assets and liabilities totaled $274 million and $124 million, respectively. (See Note 1 of Notes to Financial Statements.) While Oglethorpe does not currently foresee any event such as competitive or other factors that would make it not probable that Oglethorpe will recover these costs from its Members as future revenues through rates under its Wholesale Power Contracts, if such event occurred, Oglethorpe could no longer apply the provisions of SFAS No. 71, which would require Oglethorpe to eliminate all regulatory assets and liabilities that had been recognized as a charge to its statement of operations and begin recognizing assets and liabilities in a manner similar to other businesses in general. In addition, Oglethorpe would be required to determine any impairment to other assets, including plants, and write-down those assets, if impaired, to their fair value.

  New Accounting Pronouncements

    In December 2003, the FASB issued Interpretation No. 46R, "Consolidation of Variable Interest Entities – an Interpretation of Accounting Research Bulletin ("ARB") No. 51." This interpretation clarifies the application of ARB No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Interpretation No. 46R is effective for Oglethorpe as of

January 1, 2005. This Interpretation has no impact on Oglethorpe's financial statements.

Results of Operations

  Power Marketer Arrangements

    Oglethorpe has utilized power marketer arrangements to reduce the cost of power to the Members. Oglethorpe had a power marketer agreement with LEM for approximately 50% of the load requirements of 37 of the Members that terminated as of December 31, 2004. Oglethorpe also has an additional power marketer agreement with Morgan Stanley, which was effective May 1, 1997, with respect to 50% of the 38 Members and Flint EMC's then forecasted load requirements and which terminates on March 31, 2005. The LEM agreement was based on the actual requirements of the participating Members during the contract term, whereas the Morgan Stanley agreement represented a fixed supply obligation. Generally, these arrangements benefited the Members by limiting the risk of unit availability and by providing future needs at a fixed price. Most of Oglethorpe's generating facilities and power purchase arrangements were available for use by LEM and Morgan Stanley. Oglethorpe continued to be responsible for all of the costs of its system resources but received revenue from LEM and Morgan Stanley for the use of the resources.

    The absence of these two agreements from Oglethorpe's power supply portfolio will result in an increase to the average cost of power that will be supplied by Oglethorpe to the Members in the future. There are two reasons for this. First, the energy that was provided pursuant to these two agreements was at a very favorable cost to Oglethorpe. But, more importantly, because Oglethorpe will be selling approximately 24% less energy to its Members, the spreading of Oglethorpe's fixed costs (which remain relatively unchanged) over fewer MWhs sold has the effect of increasing Oglethorpe's average cost of power. It is not unlikely that Oglethorpe's average power cost will increase by approximately 20% or more.

    In October 2004, LEM and its affiliates initiated a binding arbitration process to resolve certain issues relating to the LEM agreement. Oglethorpe expects a decision from the arbitration panel during 2005. Oglethorpe has recorded a $15 million accrual to purchased power energy costs, and a corresponding increase in current liabilities, as a contingent liability to LEM. The $15 million accrual is reflected as an unbilled receivable from the Members on the accompanying balance sheets at December 31, 2004.

  Operating Revenues

    Sales to Members.    Oglethorpe's operating revenues fluctuate from period to period based on factors including weather and other seasonal factors, load growth in the service territories of Oglethorpe's Members, operating costs, availability of electric generation resources, Oglethorpe's decisions of whether to dispatch its owned or purchased resources or Member-owned resources over which it has dispatch rights and by Members' decisions of whether to purchase a portion of their hourly energy requirements from Oglethorpe resources or from other suppliers.

    Total revenues from sales to Members increased by 9.6% for 2004 compared to 2003 and increased by 3.6% for 2003 compared to 2002. The components of Member revenues were as follows:

	(dollars in thousands)
	2004	2003	2002

Capacity revenues	$626,324	$609,826	$592,621
Energy revenues	653,141	557,779	534,898

Total	$1,279,465	$1,167,605	$1,127,519

    Capacity revenues from Members increased 2.7% in 2004 compared to 2003 and increased by 2.9% from 2002 to 2003. The increase in capacity revenues in 2004 and 2003 was primarily due to an increase in revenue requirement beginning in May 2003 associated with fixed cost recovery for the Chattahoochee and Talbot generating facilities acquired by Oglethorpe in May 2003. See Note 14 of Notes to Financial Statements for further discussion regarding the merger of Chattahoochee EMC and Talbot EMC into Oglethorpe. For 2003 compared to 2002, these increased fixed costs were mitigated somewhat by lower purchased power capacity costs and by increased depreciation expense in 2002 related to the early retirement of Plant Tallassee. (See "Operating Expenses" below.)

    Energy revenues from Members increased by 17.1% in 2004 compared to 2003 and increased by 4.3% in 2003 compared to 2002. The increase in Member energy revenues in 2004 as compared to 2003 resulted partly from recovery of increases in fuel costs for the Chattahoochee, Talbot and Plant Scherer generating facilities and partly due to increases in purchased power energy costs. The increase in Member energy revenues in 2003 was primarily due to recovery of increases in fuel costs related to the Chattahoochee and Talbot generating facilities acquired by Oglethorpe in May 2003. This increase was offset somewhat by lower fuel costs for Doyle. Due to a scheduled outage in 2003, Doyle was utilized less in 2003 than in 2002. (See "Operating Expenses" below.)

    The following table summarizes the amounts of kWh sold to Members and total revenues per kWh during each of the past three years:

	Kilowatt-hours	Cents per Kilowatt-hour

2004	31,213,210	4.10
2003	29,193,998	4.00
2002	27,924,856	4.04

    In 2004 and 2003 kWh sales to Members increased 6.9% and 4.5%, respectively. The average revenue per kWh from sales to Members increased 2.5% for 2004 compared to 2003 and decreased 0.9% for 2003 compared to 2002.

    The energy portion of Member revenues per kWh increased 9.5% in 2004 as compared to 2003 and decreased 0.3% in 2003 compared to 2002. Oglethorpe passes through actual energy costs to the Members such that energy revenues equal energy costs. The increase in 2004 of energy revenues per kWh was partly due to the pass-through of higher purchased power costs and partly due to the recovery of increases in fuel costs. (See "Operating Expenses" below.)

    Sales to Non-Members.    Sales to non-Members were from energy sales to power companies and from energy sales to LEM and Morgan Stanley under their power marketer arrangements with Oglethorpe. Total non-Member revenue for 2004 and 2003 were $33,307,000 and $35,948,000, respectively. Oglethorpe sells short-term energy to non-Members for the benefit of Members participating in its capacity and energy pool. Sales to LEM and Morgan Stanley represent the net energy transmitted on behalf of LEM and Morgan Stanley off-system on an hourly basis from Oglethorpe's total resources under the LEM and Morgan Stanley power marketers arrangements. Oglethorpe sold this energy to LEM at Oglethorpe's cost, subject to certain limitations, and to Morgan Stanley at a contractually fixed price. The volume of sales to LEM and Morgan Stanley depends primarily on the power marketers' decisions for servicing their load requirements.

  Operating Expenses

    Oglethorpe's operating expenses increased 11.9% in 2004 compared to 2003 and increased 4.3% in 2003 compared to 2002. Operating expenses were higher in 2004 compared to 2003 primarily as a result of increases to fuel costs, purchased power costs, depreciation and amortization expense and accretion expense offset slightly by lower production expenses. The increase in operating expenses in 2003 as compared to 2002 was primarily due to increases in fuel and production expenses.

    Total fuel costs increased 23.9% in 2004 as compared to 2003. The increase in total fuel costs was partly as a result of an increase in MWhs of generation (primarily due to increased MWhs sold to Members) of 9.8% and partly due to higher average fuel costs associated with increased fossil generation and generation output from the Chattahoochee facility, a gas-fired combined cycle plant. For 2004 compared to 2003, output from the coal-fired facilities was 18.7% higher and generation from the Chattahoochee facility was 281,000 MWhs higher. The Chattahoochee facility was acquired in May 2003; therefore, no corresponding fuel costs were incurred and there was no generation output from this facility prior to May 2003. Total fuel costs increased 4.1% in 2003 compared to 2002 primarily as a result of fuel costs incurred at the Chattahoochee and Talbot generating facilities.

    Production expenses decreased 2.2% in 2004 compared to 2003 and increased 9.2% in 2003 compared to 2002. For 2004, production expenses decreased partly due to the reversal of a $1.7 million reserve recorded in 2003 for property taxes related to Plant Vogtle and partly due to $3 million of start-up costs incurred in 2003 related to the Chattahoochee and Talbot generating facilities. There were no such start-up costs incurred in 2004. See Note 12 of Notes to Financial Statements for further discussion regarding ad valorem tax matters. The increase in production expenses for 2003 as compared to 2002 resulted primarily from higher operations and maintenance ("O&M") costs. The higher O&M costs resulted from (1) O&M costs incurred at the Chattahoochee and Talbot generating facilities acquired in May 2003; therefore, there was no corresponding O&M costs for these facilities in 2002, (2) costs incurred during a scheduled outage at Doyle (there was no corresponding outage in 2002) and (3) increased property taxes primarily at Plant Scherer.

    Purchased power costs increased 12.1% in 2004 compared to 2003 and decreased 0.5% in 2003 compared to 2002 as follows:

	(dollars in thousands)
	2004	2003	2002

Capacity costs	$63,304	$62,280	$74,232
Energy costs	339,637	297,167	283,259

Total	$402,941	$359,447	$357,491

    The decrease in purchased power capacity costs for 2003 as compared to 2002 resulted primarily from the expiration of contracts for various power purchase agreements.

    Purchased power energy costs increased 14.3% in 2004 compared to 2003 and increased 4.9% in 2003 compared to 2002. The average cost of purchased power energy per kWh increased 11.4% in 2004 compared to 2003 and increased 4.5% in 2003 compared to 2002. The increase in 2004 as compared to 2003 for average purchased power costs resulted from (1) a $15 million accrual as a contingent liability to LEM, (2) slightly higher prices both in the wholesale electricity markets and for energy purchases made from purchased power agreements and (3) an increased amount of purchased power MWhs. For 2003 as compared to 2002, the increase in average purchased power energy costs was attributable to higher prices in the wholesale electricity markets. The amount of purchased power MWhs increased 2.6% in 2004 compared to 2003 and increased 0.4% in 2003 compared to 2002.

    Purchased power expenses for the years 2002 through 2004 include the cost of capacity and energy purchases under various long-term power purchase agreements. These long-term agreements have, in some cases, take-or-pay minimum energy requirements. For 2002 through 2004, Oglethorpe utilized its energy from these power purchase agreements in excess of the take-or-pay requirements. Oglethorpe's capacity and energy expenses under these agreements amounted to approximately $92 million in 2004, $79 million in 2003 and $101 million in 2002. For a discussion of the power purchase agreements, see Note 9 of Notes to Financial Statements.

    Depreciation and amortization increased 8.4% in 2004 compared to 2003 primarily due to depreciation expense associated with the Chattahoochee and Talbot generating facilities acquired by Oglethorpe in May 2003. In addition, higher amortization associated with leasehold improvements at Scherer Unit No. 2 contributed to the increase. While depreciation and amortization increased only slightly from 2002 to 2003, the increase in depreciation expense in 2003 associated with the Chattahoochee and Talbot generating facilities acquired in May 2003 was compared to increased depreciation expense in 2002 due to $9.2 million in accelerated depreciation to write down Plant Tallassee's net book value and for estimated costs associated with its early retirement. Plant Tallasse was subsequently sold in November 2003 and the purchaser assumed responsibility for asset retirement obligations resulting in a $2.8 million credit to deprecation expense in 2003 to reverse the reserve previously recognized.

    Accretion expense, which Oglethorpe began recording in 2003, represents the change in the asset retirement obligations due to the passage of time. For nuclear decommissioning, Oglethorpe records a regulatory asset for the timing difference in accretion expense recognized under SFAS No. 143 compared to the expense recovered for ratemaking purposes. In 2004 Oglethorpe recovered more accretion expense in its rates compared to the amount of accretion expense recovered in rates for 2003. For a discussion regarding adoption of SFAS No. 143, see Note 1 of Notes to Financial Statements.

  Other Income (Expense)

    Investment income increased 44.2% in 2004 compared to 2003. For 2003 compared to 2002 investment income was approximately the same. The increase in 2004 was primarily due to higher earnings from the decommissioning trust fund. Amortization of net benefit of sale of income tax benefit decreased $2 million in 2003 compared to 2002 due to amortization of the safe harbor lease ending in March 2002.

  Interest Charges

    Other interest expense decreased 47.9% or $2.6 million in 2004 compared to 2003 and decreased 49.7% or $5.3 million in 2003 compared to 2002. The lower other interest expense in 2004 and 2003 was primarily attributable to commercial paper issued to finance a portion of the Talbot EMC and Chattahoochee EMC construction projects being refinanced with long-term FFB loans and the related interest costs are now reflected in interest on long-term debt and capital leases. Amortization of debt discount and expense increased 15.1% in 2004 compared to 2003 primarily due to amortization of debt issuance costs associated with a $133.3 million PCB refunding transaction completed in December 2003.

  Net Margin

    Oglethorpe's net margin for 2004, 2003 and 2002 was $17.2 million, $16.8 million and $17.5 million, respectively. Oglethorpe's margin requirement is based on a ratio applied to interest charges. In addition, Oglethorpe's margins include certain items that are excluded from the Margins for Interest Ratio, such as non-cash capital credits allocation from GTC. For 2003, Oglethorpe's non-cash capital credits allocation from GTC was $305,000 and $733,000 lower than the allocations received in 2004 and 2002, respectively. (See "Summary of Cooperative Operations – Rates and Regulations" above.)

Financial Condition

  General

    Oglethorpe's 2004 retained net margin of $17 million produced a Margins for Interest Ratio of 1.10, which met the Margins for Interest requirement under the Mortgage Indenture. The retained net margin caused a corresponding increase in patronage capital, bringing total patronage capital to $462 million at December 31, 2004. The patronage capital increase brought Oglethorpe's equity to capitalization ratio to 11.5% at year end.

    Cash and cash equivalents increased by $67 million, primarily due to (1) lower property additions in 2004 than in 2003, and (2) a FFB quarterly debt payment due December 31, 2004 that was paid on the first business day of 2005, whereas the amount due on December 31, 2003 was paid on that day.

    Property additions totaled approximately $66 million and were financed with funds from operations. The expenditures were primarily for purchases of nuclear fuel and additions and replacements to existing generation facilities.

  Capital Requirements

    Capital Expenditures.    As part of its ongoing capital planning, Oglethorpe forecasts expenditures required for generating facilities and other capital projects. The table below details these expenditure forecasts for 2005 through 2007. Actual expenditures may vary from the estimates listed below because of factors such as changes in business conditions, design changes and rework required by regulatory bodies, delays in obtaining necessary regulatory approvals, construction delays, cost of capital, equipment, material and labor, and changing environmental requirements.

Capital Expenditures(1)
(dollars in thousands)
Year	Existing Generation	Environmental Compliance	Nuclear Fuel	General Plant	Total

2005	$29,100	$5,900	$38,700	$1,900	$75,600
2006	38,000	10,400	53,900	1,600	103,900
2007	39,800	42,900	38,900	2,200	123,800

Total	$106,900	$59,200	$131,500	$5,700	$303,300

(1)
Excludes allowance for funds used during construction.

    Oglethorpe may be subject to future environmental regulations, including future implementation of existing laws and regulations. Since alternative legislative and regulatory environmental compliance programs continue to be debated on a national level, it is difficult to predict what capital costs may ultimately be required, even in the near term. Oglethorpe monitors the on-going debate to gauge the possible capital expenditure requirements of various alternatives. While estimates can vary widely, it is not unlikely that Oglethorpe may be required to make additional investments of $150 million or more for the three years beyond the period reflected in the table above.

    Expenditures for environmental compliance will ultimately depend on, among others, the following factors:

•
which of several competing legislative and regulatory programs are implemented;

•
timing of implementation of regulations imposing restrictions;

•
control technologies available at the time restrictions become applicable;

•
costs of applying available control technologies at specific plants;

•
availability of technologies that control multiple emissions;

•
the remaining useful life of a plant at the time an expenditure is made;

•
efficiencies of controlling plants within a specific area;

•
levels of emissions allowances permitted under proposed regulations or rules; and

•
development and liquidity of markets for emissions allowances.

    Depending on how Oglethorpe and the other co-owners of Plants Scherer and Wansley choose to comply with these regulations, once finalized, both capital expenditures and operating expenditures may be impacted. For example, if it is an option, purchasing emissions allowances would result in greater future operating expenses but would decrease the estimated amount of future capital expenditures. In any event, as required by the Wholesale Power Contracts, Oglethorpe expects to be able to recover from its Members all capital and operating expenditures made in complying with future environmental regulations.

    The most significant environmental legislation applicable to Oglethorpe is the Clean Air Act. The recently finalized regulations and proposed regulations issued pursuant to the Clean Air Act that appear to be the most significant are NAAQs for ozone and fine particulate matter, regional regulation of sulfur dioxide and nitrogen oxides, and control of emissions of mercury. For further discussion of these regulations, see "BUSINESS – ENVIRONMENTAL AND OTHER REGULATION – Clean Air Act."

    Contractual Obligations.    The table below reflects, as of December 31, 2004, Oglethorpe's contractual obligations for the periods indicated.

Contractual Obligations
(dollars in thousands)
As of 12/31/04	2005	2006- 2009	2010 and beyond	Total

Long-Term Debt:
Principal	$170,749	$679,455	$2,501,460	$3,351,664
Interest(1)	170,653	611,124	854,666	1,636,443
Capital Leases(2)	44,310	177,255	330,725	552,290
Operating Leases	4,806	19,581	48,365	72,752
Unconditional Power Purchases	48,394	123,134	321,929	493,457
Rocky Mtn. Lease Transactions(3)	0	0	371,900	371,900
Chattahoochee O&M Agmts.	20,000	80,000	120,000	220,000

Total	$458,912	$1,690,549	$4,549,045	$6,698,506

(1)
Includes an interest rate assumption for variable rate debt.

(2)
Amounts represent total rental payment obligations, not amortization of debt underlying the leases.

(3)
Oglethorpe entered into a funding agreement with a highly rated entity to fund this obligation. For additional information, see "Off-Balance Sheet Arrangements-Rocky Mountain Lease Arrangements" below.

  Off-Balance Sheet Arrangements

    Oglethorpe is liable for certain contractual obligations under which other parties are liable, and Oglethorpe would be expected to pay only if the other parties fail to satisfy such obligations. These obligations are not shown on Oglethorpe's balance sheet and are described below.

    GTC Portion of PCBs and Interest Rate Swaps.    In connection with a corporate restructuring in 1997 in which Oglethorpe sold its transmission related assets to GTC (which represented 16.86% of Oglethorpe's assets), GTC assumed 16.86% of the then outstanding indebtedness associated with PCBs. If GTC fails to satisfy its obligations under this debt, Oglethorpe would then remain liable for any unsatisfied amounts. In that event, Oglethorpe would be entitled to reimbursement from GTC for any amounts paid by Oglethorpe. At December 31, 2004, the total obligation assumed by GTC relating to outstanding PCB principal was $99 million. (See Note 5 of Notes to Financial Statements.) In 2005, GTC's estimated payments of principal and interest pursuant to this assumed obligation will be approximately $7 million.

    Oglethorpe also remains secondarily liable for a 16.86% portion of Oglethorpe's interest rate swaps that were assumed by GTC in connection with the corporate restructuring. GTC's portion of the estimated maximum aggregate liability for termination payments under the swaps had such payments been due on December 31, 2004 would have been $9 million.

    Rocky Mountain Lease Arrangements.    In December 1996 and January 1997, Oglethorpe entered into a total of six lease transactions relating to its 74.61% undivided interest in Rocky Mountain. In each transaction, Oglethorpe leased a portion of its undivided interest in Rocky Mountain to an owner trust for the benefit of an investor for a term equal to 120% of the estimated useful life of Rocky Mountain, in exchange for one-time rental payments aggregating $794 million made at the time the leases were entered into. Each owner trust funded a portion of its payment to Oglethorpe through an equity contribution (in the aggregate totaling $171 million), and financed the remaining portion through a loan from a bank. Immediately following the leases to the owner trusts, the owner trusts leased their undivided interests in Rocky Mountain to a wholly owned Oglethorpe subsidiary, Rocky Mountain Leasing Corporation ("RMLC"), for a term of 30 years under separate leases (the "Facility Leases"). RMLC then subleased the undivided interests back to Oglethorpe for an identical term also under separate leases (the "Facility Subleases").

    Oglethorpe used a portion of the one-time rental payments paid to it by the owner trusts to acquire the capital stock of RMLC and to make a $698 million capital contribution to RMLC. RMLC in turn used the capital contribution to fund payment undertaking agreements (in the aggregate totaling $641 million) and funding agreements (in the aggregate totaling $57 million) that provide for third parties to pay all of:

•
RMLC's periodic basic rent payments under the Facility Leases; and

•
the fixed purchase price of the undivided interests in Rocky Mountain at the end of the terms of the Facility Leases if Oglethorpe causes RMLC to exercise its option to purchase these interests at that time.

    As a result of these lease transactions, after making the capital contribution to RMLC, Oglethorpe had $92 million remaining of the amount paid by the owner trusts which it used to prepay FFB indebtedness while retaining possession of, and entitlement to, its portion of the output of Rocky Mountain.

    The Facility Subleases require Oglethorpe to make semi-annual rental payments to RMLC. In turn, RMLC is required to make identical rental payments to the owner trusts under the Facility Leases. In 2004, the amount of the rental payments under the Facility Subleases and Facility Leases each totaled $54 million. The payment undertaking agreements require the other party (the "payment undertaker") to pay the rent payments directly to the owner trust's lender in satisfaction of RMLC's rent payment obligation under the Facility Lease and the applicable owner trust's repayment obligation under the loan to it. Because RMLC funds these rent payments through the payment undertaking agreements, RMLC returns to Oglethorpe amounts received by it pursuant to the Facility Subleases. RMLC remains liable for all rental payments under the Facility Leases if the payment undertaker fails to make such payments, although the owner trusts have agreed to use due diligence to pursue the payment undertaker before pursuing payment from RMLC or Oglethorpe.

    The senior unsecured debt obligations of the payment undertaker are rated "AAA" by S&P and "Aaa" by Moody's, and the senior unsecured debt obligations of the third party to the funding agreement are rated "AA+" by S&P and "Aaa" by Moody's.

    As a wholly owned subsidiary of Oglethorpe, the financial condition and results of operations of RMLC are fully consolidated into Oglethorpe's financial statements. The funding agreements and corresponding lease obligations are reflected on the balance sheets of RMLC and Oglethorpe as Deposit on Rocky Mountain transactions and Obligation under Rocky Mountain transactions (both $83 million at December 31, 2004). However, the financial statements of RMLC and Oglethorpe do not reflect the payment undertaking agreements or the corresponding lease obligations, or the payments made by the payment undertaker, including the payments of rent under the Facility Leases and Facility SubLeases, because they have been extinguished for financial reporting purposes. If RMLC's interests in the payment undertaking agreements and the corresponding lease obligations were reflected on the balance sheets of RMLC and Oglethorpe at December 31, 2004, both the Deposit on Rocky Mountain transactions and Obligation under Rocky Mountain transactions would have been higher by $714 million.

    At the end of the term of each Facility Lease, Oglethorpe has the option to cause RMLC to purchase any owner trust's undivided interests in Rocky Mountain at fixed purchase option prices that aggregate $1.087 billion for all six Facility Leases. The payment undertaking agreements and funding agreements would fund $715 million and $372 million of this amount, respectively, and these amounts would be paid to the owner trusts over five installments in 2027. If Oglethorpe does not elect to cause RMLC to purchase any owner trust's undivided interest in Rocky Mountain, GPC has an option to purchase that undivided interest. If neither Oglethorpe nor GPC exercises its purchase option, and Oglethorpe returns (through RMLC) any undivided interest in Rocky Mountain to an owner trust, that owner trust has several options it can elect, including:

•
causing RMLC and Oglethorpe to renew the related Facility Leases and Facility Subleases for up to an additional 16 years and provide collateral satisfactory to the owner trusts,

•
leasing its undivided interest to a third party under a replacement lease, or

•
retaining the undivided interest for its own benefit.

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

    If option one above is chosen, at the end of the 46-year lease term, the Facility Leases and Facility Subleases terminate, the owner trusts take possession of Rocky Mountain at whatever its value and operating condition may be at such time, with no residual value guaranty.

  Liquidity and Sources of Capital

    Sources of Capital.    Oglethorpe has historically obtained the majority of its long-term financing from RUS guaranteed loans funded by FFB. In the future, however, RUS-guaranteed funding for new generation facilities may be limited due to budgetary pressures faced by Congress and evolving RUS policies that may limit loan funds where the proceeds are used in "urban" rather than "rural" areas. Oglethorpe has also obtained a substantial portion of its long-term financing requirements from the issuance of tax-exempt PCBs.

    In addition, Oglethorpe's operations have historically provided a sizable contribution to its funding of capital requirements, such that internally generated funds have provided interim funding or long-term capital for nuclear fuel reloads, general plant facilities, replacements and additions to existing facilities, expenditures for environmental compliance, and retirement of long-term debt. In the future, Oglethorpe anticipates that it will meet these types of capital requirements through a combination of funds generated from operations and short and long-term borrowings. (See "Other Planned Financings" below.)

    At December 31, 2004, Oglethorpe had $561 million of unrestricted available liquidity to meet short-term cash needs and liquidity requirements. This liquidity consisted of (i) $134 million in cash and cash equivalents, (ii) $7 million in other investments, (iii) $20 million available under a letter of credit with the National Rural Utilities Cooperative Finance Corporation ("CFC"), and (iv) up to $400 million available under the following committed line of credit ("LOC") facilities:

Committed Short-Term Credit Facilities
(dollars in millions)
	Authorized Amount	Available Amount	Expiration Date

Commercial paper LOC	$300	$300	September 2007
CoBank LOC	50	50	November 2005
CFC LOC	50	50	October 2005

    Unrestricted available liquidity decreased from December 31, 2003 to December 31, 2004 primarily due to (1) a reclassification of $58 million invested in auction rate securities from a current asset to a long-term investment, and (2) a reclassification of $81 million from other short term investments to restricted short-term investments relating to the RUS Cushion of Credit Account described below.

    In addition to unrestricted available liquidity, Oglethorpe had $93 million in restricted cash and cash equivalents and restricted short-term investments at December 31, 2004. Of this amount, $12 million relates to amounts on deposit with a trustee relating to PCBs issued in December 2004, the proceeds of which were used to refinance a like amount of PCB principal maturing in January 2005. (See "Refinancing Transactions" below.) The remaining $81 million relates to a RUS Cushion of Credit Account established with the U.S. Treasury in mid-2004 that earns interest at a guaranteed rate of 5% per annum, which is more than Oglethorpe is currently earning on its general funds investments. The funds in the account, including interest earned thereon, can only be applied to future debt service on RUS and RUS-guaranteed FFB notes. As of December 31, 2004, the amount on deposit equals approximately four months of Oglethorpe's RUS/FFB debt service. Based on Oglethorpe's view of interest rates and its operational needs, it is currently estimated that in 2006 the funds in the RUS Cushion of Credit Account will have been fully utilized to pay RUS/FFB debt service.

    Under the commercial paper program Oglethorpe is authorized to issue commercial paper in amounts that do not exceed the amount of its committed backup line of credit, thereby providing 100% dedicated support for any paper outstanding. Oglethorpe periodically assesses its needs to determine the appropriate amount of commercial paper backup to maintain and currently has in place a $300 million committed backup facility provided by a group of six banks that was syndicated by Bank of America. In September 2004, the commercial paper backup facility was converted from a 364-day to a three- year facility. Also, a provision was added that provides a mechanism to increase the size of the revolving loan commitment up to $370 million, pending bank approval of the increase at the time of the request. Along with the CoBank and CFC lines of credit, the backup facility supporting the commercial paper may also be used for general working capital needs. However, any amounts drawn under the backup facility for working capital will reduce the amount of commercial paper that Oglethorpe is authorized to issue.

    Liquidity Covenants.    Oglethorpe currently has three financial agreements in place which contain liquidity covenants. These agreements include the two interest rate swaps relating to PCB transactions and the Rocky Mountain lease transactions. The amount of liquidity required under these agreements was $73 million as of December 31, 2004, and Oglethorpe had sufficient liquidity to satisfy these requirements.

  Credit Rating Risk

    The table below sets forth Oglethorpe's current debt ratings.

Oglethorpe Ratings	S&P	Moody's	Fitch

Senior secured debt	A	A3	A
Senior unsecured debt	NRA(1)	Baa1(2)	NRA(1)
Short-term debt (commercial paper)	A-1	P-2	F-1

(1)
NRA = no rating assigned

(2)
Moody's also assigns Oglethorpe an "Issuer Rating" of Baa1

    Oglethorpe has financial agreements containing provisions which, upon a credit rating downgrade below specified levels, may require the posting of collateral (in the form of either letters of credit, surety bonds or cash) or termination of the agreement. The table below sets forth the more significant rating triggers contained in Oglethorpe's financial agreements.

Rating Triggers	S&P	Moody's	Fitch

Interest Rate Swaps
Senior Secured	BBB-	Baa3	NA(1)
Rocky Mountain Lease
Senior Secured	BBB	Baa2	BBB
Senior Unsecured	BBB-	Baa3	BBB-

(1)
NA = rating not included as a trigger in agreement

    Under the interest rate swap arrangements, if Oglethorpe's rating from Standard & Poor's or Moody's falls below the levels shown in the table above, the swap counterparty has the option of (1) making swap payments based on an index rather than the actual variable rate on the bonds, or (2) causing an early termination of the swaps. In the event of a termination, either party could owe the other party a termination payment depending on the market value of the swap position. Oglethorpe estimates that at December 31, 2004, a termination of the swaps would have required Oglethorpe to make a termination payment of approximately $45 million. Except in situations where Oglethorpe voluntarily elects to terminate the interest rate swaps early, Oglethorpe has the right to pay a termination payment due to the swap counterparty over a term of up to five years. The swap arrangements extend for the life of the underlying bonds, which have sinking fund amortization. Therefore, all other things being equal, annual reductions in the outstanding principal amounts will reduce termination payments. For a further discussion of termination events under the swaps, see "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK – Interest Rate Risk – Interest Rate Swap Transactions."

    Provisions in the Rocky Mountain lease transactions could require Oglethorpe to put up additional surety bonds or letters of credit in the amount of $50 million if Oglethorpe fails to maintain at least two of the three ratings shown in the table above for each of the senior secured and the senior unsecured debt (if any and if rated) or if it fails to maintain at least $50 million in available liquidity.

    Provisions in the RUS Loan Contract and certain PCB loan agreements contain covenants based on credit ratings that could result in increased interest rates or restrictions on issuing debt but would not result in acceleration of any debt.

    Given its current level of ratings, Oglethorpe's management does not believe that the rating triggers contained in any of its financial agreements will have a material adverse effect on its results of operations or financial condition. However, Oglethorpe's ratings reflect the views of the rating agencies and not of Oglethorpe, and therefore Oglethorpe cannot give any assurance that its ratings will be maintained at current levels for any period of time.

  Refinancing Transactions

    Oglethorpe has a program under which it is refinancing, on a continued tax-exempt basis, the annual principal maturities of serial bonds and the annual sinking fund payments of term bonds originally issued on behalf of Oglethorpe by various county development authorities. The refinancing of these PCB principal maturities allows Oglethorpe to preserve a low-cost source of financing. To date, Oglethorpe has refinanced approximately $209 million under this program, including $12 million of PCB principal that matured on January 1, 2005. Oglethorpe has Board approval to refinance an additional $37 million of PCB principal that matures in 2006 and 2007.

    Under an indemnity agreement executed in connection with GTC's assumption of PCB indebtedness in the 1997 corporate restructuring, GTC is entitled to participate in any refinancing of this PCB debt by Oglethorpe by agreeing to assume a portion of the refinancing debt. However, to-date GTC has agreed not to participate in Oglethorpe's refinancing of the PCB principal maturities. Pursuant to this agreement, Oglethorpe provided a discount of $583,000 and received cash of $1.4 million on the $1.9 million due from GTC in connection with the $12 million refinancing discussed above. GTC is currently evaluating its options with respect to the possible refinancings of PCB principal maturing in 2006 and 2007.

    The average interest rate on long-term debt and capital lease obligations was 5.25% at December 31, 2004.

  Other Planned Financings

    Oglethorpe submitted a loan application totaling $72 million to the RUS in September 2004, and anticipates that RUS will take action on it by mid-year 2005. If approved, the loan will fund normal additions and replacements to generation facilities incurred in 2004 and expected to be incurred in 2005 through 2007.

    In the second half of 2005, Oglethorpe anticipates submitting another loan application to the RUS totaling approximately $100 million or more to fund capital expenditures forecasted to be made in complying with environmental regulations. Oglethorpe does not expect RUS to act on this loan request until 2006.

    If approved, both of these loans would be funded through the FFB and guaranteed by the RUS, and the debt would be secured under Oglethorpe's Mortgage Indenture.

  Inflation

    As with utilities generally, inflation has the effect of increasing the cost of Oglethorpe's operations and construction program. Operating and construction costs have been less affected by inflation over the last few years because rates of inflation have been relatively low.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Due to its cost-based rate structure, Oglethorpe has limited exposure to market risks. However, changes in interest rates, equity prices, and commodity prices may result in fluctuations in Member rates. Oglethorpe uses derivatives only to manage this volatility and does not use derivatives for speculative purposes. (See "BUSINESS – OGLETHORPE POWER CORPORATION – Electric Rates" for further discussion on Oglethorpe's rate structure.)

    Oglethorpe's Risk Management Committee ("RMC") provides general oversight over all risk management activities, including commodity trading, fuels management, insurance procurement, debt management and investment portfolio management. The RMC is comprised of senior executive officers, including the Chief Executive Officer, the Chief Operating Officer, the Chief Financial Officer and the Senior Vice President, Administration and Risk Management. The RMC has implemented comprehensive risk management policies to manage and monitor credit and market price risks. These policies also specify controls and authorization levels related to various risk management activities. The RMC frequently meets to review corporate exposures, risk management strategies, and hedge positions. The RMC regularly reports corporate exposures and risk management activities to the Audit Committee of the Board of Directors.

Interest Rate Risk

    Oglethorpe is exposed to the risk of changes in interest rates due to the significant amount of financing obligations it has entered into, including variable rate debt and interest rate swap transactions. Oglethorpe's objective in managing interest rate risk is to maintain a balance of fixed and variable rate debt that will lower its overall borrowing costs within reasonable risk parameters. As part of this debt management strategy, Oglethorpe has a guideline of having between 15% and 30% variable rate debt to total debt. At December 31, 2004, Oglethorpe had 19% of its debt (including capital lease debt) in a variable rate mode.

    The table below details Oglethorpe's existing debt instruments and provides the fair value at December 31, 2004, the outstanding balance at the beginning and end of each year and the annual principal maturities and associated average interest rates.

	(dollars in thousands)
	Fair Value	Cost
	2004	2005	2006	2007	2008	2009	Thereafter

Fixed Rate Debt:
Beginning of year		$2,521,579	$2,354,015	$2,204,057	$2,046,289	$1,880,932	$1,706,926
Maturities		(167,564)	(149,958)	(157,768)	(165,357)	(174,007)

End of year	$2,785,719	$2,354,0156	$2,204,057	$2,046,289	$1,880,932	$1,706,926

Average interest rate on maturing fixed rate debt		5.82%	5.80%	5.83%	5.85%	5.88%	5.82%
Variable Rate Debt:
Beginning of year		$588,771	$588,556	$588,316	$588,044	$587,739	$587,396
Maturities		(214)	(241)	(271)	(305)	(344)

End of year	$588,713	$588,556	$588,316	$588,044	$587,739	$587,396

Average interest rate on maturing variable rate debt(1)		4.57%	4.57%	4.57%	5.96%	5.96%	3.48%
Interest Rate Swaps:(2)
Beginning of year		$241,315	$238,343	$232,191	$222,086	$212,027	$207,139
Maturities		(2,972)	(6,152)	(10,105)	(10,059)	(4,888)

End of year	$241,315	$238,343	$232,191	$222,086	$212,027	$207,139

Average interest rate on maturing debt		5.67%	5.83%	5.77%	5.78%	5.92%	5.80%
Unrealized loss on swaps	$(45,254)

(1)
99% of the variable rate debt outstanding at 1/1/05 related to PCB debt with bullet maturities beyond 2009, with a weighted average interest rate of 1.7%. Future variable debt interest rates are adjusted based on a forward BMA yield curve.

(2)
Debt underlying the interest rate swaps is variable rate PCB debt that was swapped to a contractual fixed rate of interest in 1993, so the average interest rate on maturing debt represents the average of the two contractual fixed rates.

    Substantially all of the variable rate debt in the above table is comprised of variable rate PCB debt, which had a weighted average interest rate at January 1, 2005 of 1.7%. If interest rates on this debt increased 100 basis points, interest expense would increase by approximately $5.8 million on an annualized basis. The operative documents underlying this debt contain provisions that allow Oglethorpe to convert the debt to a variety of variable interest rate modes (such as daily, weekly, monthly or commercial paper mode), or to convert the debt to a fixed rate of interest to maturity. This optionality improves Oglethorpe's ability to manage its exposure to variable interest rates.

    At any point in time, Oglethorpe may analyze and consider using various types of derivative products (including swaps, caps, floors and collars) to help manage its interest rate risk. Currently, however, Oglethorpe's use of interest rate derivatives is limited to the two substantially identical swap transactions described below, which are considered "plain vanilla" by industry standards.

  Interest Rate Swap Transactions

    Oglethorpe has two interest rate swap transactions with a swap counterparty, AIG Financial Products Corp. ("AIG-FP"), which were designed to create a contractual fixed rate of interest on $322 million of variable rate PCBs. These transactions were entered into in early 1993 on a forward basis, pursuant to which approximately $200 million of variable rate PCBs were issued on November 30, 1993 (the 1993 bonds) and approximately $122 million of variable rate PCBs were issued on December 1, 1994 (the 1994 bonds). Oglethorpe is obligated to pay the variable interest rate that accrues on these PCBs; however, the swap arrangements provide a mechanism for Oglethorpe to achieve a contractual fixed rate which is lower than Oglethorpe would have obtained had it issued fixed rate bonds at that time. In connection with GTC's assumption of liability on a portion of the PCBs pursuant to the corporate restructuring by which GTC became a separate company, commencing April 1, 1997, GTC assumed and agreed to pay 16.86% of any amounts due from Oglethorpe under these swap arrangements, including the net swap payments and potential termination payments described below. Should GTC fail to make such payments, Oglethorpe remains obligated for the full amount of such payments.

    Under the swap arrangements, Oglethorpe is obligated to make periodic payments to AIG-FP based on a notional principal amount equal to the aggregate principal amount of the bonds outstanding during the period and a contractual fixed rate ("Fixed Rate"), and AIG-FP is obligated to make periodic payments to Oglethorpe based on a notional principal amount equal to the aggregate principal amount of the bonds outstanding during the period and a variable rate equal to the variable rate of interest accruing on the bonds during the period ("Variable Rate"). These payment obligations are netted, such that if the Variable Rate is less than the Fixed Rate, Oglethorpe makes a net payment to AIG-FP. Likewise, if the Variable Rate is higher than the Fixed Rate, Oglethorpe receives a net payment from AIG-FP. Thus, although changes in the Variable Rate affect whether Oglethorpe is obligated to make payments to AIG-FP or is entitled to receive payments from AIG-FP, the effective interest rate Oglethorpe pays with respect to the PCBs is not affected by changes in interest rates. The Fixed Rate on the 1993 bonds is 5.67% and the Fixed Rate on the 1994 bonds is 6.01%. At December 31, 2004, there was $180 million notional amount outstanding of 1993 bonds (carrying a variable rate of interest of 1.99%) and $110 million notional amount outstanding of 1994 bonds (carrying a variable rate of interest of 2.00%). For the three years ended December 31, 2002, 2003 and 2004, Oglethorpe has made in connection with both interest rate swap arrangements combined net swap payments to AIG-FP (net of amounts assumed by GTC) of $11.2 million, $11.8 million and $11.0 million, respectively.

    The obligation of AIG-FP to make payments to Oglethorpe under the swap arrangements are guaranteed by AIG-FP's parent company, American International Group, Inc. ("AIG"). The senior unsecured debt obligations of AIG and AIG-FP are rated "AA+" and "Aaa" by Standard and Poor's and Moody's, respectively.

    Unless terminated, the swap arrangements will extend for the life of the underlying PCBs (through January 2016 and January 2019 for the 1993 bonds and 1994 bonds, respectively). AIG-FP has limited rights to terminate the swaps only upon the occurrence of specified events of default or due to an Oglethorpe

Downgrading. Termination Events related to rating downgrades are as follows:

•
Oglethorpe Downgrading (defined as uncredit-enhanced ratings below "BBB-" or "Baa3" on Oglethorpe's secured PCBs);

•
Guarantor Downgrading (defined as AIG ratings below "A-" or "A3"); and

•
Bond Downgrading (defined as ratings on the underlying bonds below "AA-" or "Aa3"; the bonds are insured by a triple-A municipal bond insurer and therefore carry the same rating).

Based on the current ratings of the parties to the swap transactions, Oglethorpe views its counterparty credit risk as insignificant and a termination from a downgrade event as an unlikely occurrence.

    If the swap arrangements were to be terminated while the PCBs are still outstanding, Oglethorpe or AIG-FP may owe the other party a termination payment depending on a number of factors, including whether the fixed rate then being offered under comparable swap arrangements is higher or lower than the Fixed Rate. Oglethorpe estimates that its maximum aggregate liability (net of GTC's assumed percentage) for termination payments under both swap arrangements had such payments been due on December 31, 2004 would have been $45 million. Except in situations where Oglethorpe voluntarily elects to terminate the interest rate swaps early, Oglethorpe has the right to a term-out of any termination payment due to the swap counterparty for a term of up to five years.

  Capital Leases

    In December 1985, Oglethorpe sold and subsequently leased back from four purchasers its 60% undivided ownership interest in Scherer Unit No. 2. The capital leases provide that Oglethorpe's rental payments vary to the extent of interest rate changes associated with the debt used by the lessors to finance their purchase of undivided ownership shares in the unit. The debt currently consists of $136 million in serial facility bonds due June 30, 2011 with a 6.97% fixed rate of interest.

    Oglethorpe entered into a power purchase and sale agreement with Doyle I, LLC to purchase all of the output from a five-unit gas-fired generation facility. The Doyle agreement is reported on Oglethorpe's balance sheet as a capital lease. The lease payments vary to the extent the interest rate on the lessor's debt varies from 6.00%. At December 31, 2004, the weighted average interest rate on the lease obligation was 6.61%.

Equity Price Risk

    Oglethorpe maintains trust funds, as required by the NRC, to fund certain costs of nuclear decommissioning. (See Note 1 of Notes to Financial Statements.) As of December 31, 2004, these funds were invested in U.S. Government securities, domestic and international equities and global fixed income securities. By maintaining a portfolio that includes long-term equity investments, Oglethorpe intends to maximize the returns to be utilized to fund nuclear decommissioning, which in the long-term will better correlate to inflationary increases in decommissioning costs. However, the equity securities included in Oglethorpe's portfolio are exposed to price fluctuation in equity markets. A 10% decline in the value of the fund's equity securities as of December 31, 2004 would result in a loss of value to the fund of approximately $8 million. Oglethorpe actively monitors its portfolio by benchmarking the performance of its investments against certain indices and by maintaining, and periodically reviewing, established target allocation percentages of the assets in its trusts to various investment options. Because realized and unrealized gains and losses from investment securities held in the decommissioning fund are directly added to or deducted from the decommissioning reserve, fluctuations in equity prices do not affect Oglethorpe's net margin in the short-term.

Commodity Price Risk

  Coal

    Oglethorpe is also exposed to the risk of changing prices for fuels, including coal and natural gas. Oglethorpe has interests in 1,501 MW of coal-fired capacity (Plants Scherer and Wansley). Oglethorpe purchases coal under term contracts and in spot-market transactions. Oglethorpe's coal contracts provide volume flexibility and fixed prices. Oglethorpe anticipates that its existing contracts will provide fixed prices for all of its forecasted coal requirements in 2005. Additionally, such contracts will provide about 89% of Oglethorpe's coal requirements in 2006 and 68% of its 2007 coal requirements. The objective of Oglethorpe's coal procurement strategy is to ensure reliable coal supply and some price stability for the Members. Its strategy focuses on hedging requirements over a three-year time horizon, but permits opportunities to make purchases up to six years into the future. The procurement guidelines provide for layering in fixed prices by annually entering into forward contracts for between 25% and 35% of the forecasted requirements, for a rolling three-year period.

  Natural Gas

    Oglethorpe owns two gas-fired generation facilities totaling 1,086 MW of capacity. (See "PROPERTIES – Generating Facilities.")

    Oglethorpe also has power purchase contracts with Doyle I, LLC (which Oglethorpe treats as a capital lease) and Hartwell Energy Limited Partnership under which approximately 625 MW of capacity and associated energy is supplied by gas-fired facilities. (See "BUSINESS – OGLETHORPE'S POWER SUPPLY RESOURCES – Power Purchase and Sale Arrangements – Power Purchases" and "PROPERTIES – Generating Facilities.") Under these contracts, Oglethorpe is exposed to variable energy charges, which incorporate each facility's actual operation and maintenance and fuel costs. Oglethorpe has the right to purchase natural gas for Doyle and the Hartwell facility and exercises this right from time to time to actively manage the cost of energy supplied from these contracts and the underlying natural gas price and operational risks.

    In providing operation management services for Smarr EMC, Oglethorpe purchases natural gas, including transportation and other related services, on behalf of Smarr EMC and ensures that the Smarr facilities have fuel available for operations. (See "BUSINESS – THE MEMBERS AND THEIR POWER SUPPLY RESOURCES – Member Power Supply Resources" and "PROPERTIES – Generating Facilities" and "– Fuel Supply.")

    Oglethorpe has entered into natural gas swap arrangements to manage its exposure to fluctuations in the market price of natural gas. Under these swap agreements, Oglethorpe pays the counterparty a fixed price for specified natural gas quantities and receives a payment for such quantities based on a market price index. These payment obligations are netted, such that if the market price index is lower than the fixed price, Oglethorpe will make a net payment, and if the market price index is higher than the fixed price, Oglethorpe will receive a net payment. If the natural gas swaps had been terminated at December 31, 2004, Oglethorpe would have made a net payment of approximately $136,000.

    Oglethorpe has obtained the Members' approval required by the New Business Model Member Agreement to continue to manage exposures to natural gas price risks for Members that elect to receive such services. Oglethorpe is providing natural gas price risk management services to 13 of its Members. At the beginning of each calendar year, additional Members may elect to receive these services. Members may elect to discontinue receiving these services at any time.

Changes in Risk Exposure

    Oglethorpe's exposure to changes in interest rates, the price of equity securities it holds, and commodity prices have not changed materially from the previous reporting period. Oglethorpe is not aware of any facts or circumstances that would significantly impact these exposures in the near future; however, nonperformance by one of Oglethorpe's hedge counterparties may increase its exposure to market volatility.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

STATEMENTS OF REVENUES AND EXPENSES

For the years ended December 31, 2004, 2003 and 2002

	(dollars in thousands)
	2004	2003	2002

Operating revenues (Note 1):
Sales to Members	$1,279,465	$1,167,605	$1,127,519
Sales to non-Members	33,307	35,948	35,802

Total operating revenues	1,312,772	1,203,553	1,163,321

Operating expenses:
Fuel	290,106	234,172	225,008
Production	248,084	253,865	232,312
Purchased power (Note 9)	402,941	359,447	357,491
Depreciation and amortization	153,126	141,301	140,058
Accretion (Note 1)	20,456	7,815	–
Income taxes (Note 3)	(3)	(459)	–

Total operating expenses	1,114,710	996,141	954,869

Operating margin	198,062	207,412	208,452

Other income (expense):
Investment income	33,310	23,092	23,787
Amortization of deferred gains (Notes 1 and 4)	2,475	2,475	2,475
Amortization of net benefit of sale of income tax benefits (Note 1)	3,185	3,185	5,188
Allowance for equity funds used during construction (Note 1)	199	417	452
Other (Note 1)	3,059	3,568	4,009

Total other income	42,228	32,737	35,911

Interest charges:
Interest on long-term debt and capital leases	205,086	206,265	205,360
Other interest	2,774	5,329	10,594
Allowance for debt funds used during construction (Note 1)	(1,473)	(2,771)	(3,152)
Amortization of debt discount and expense	16,666	14,477	14,021

Net interest charges	223,053	223,300	226,823

Net margin	$17,237	$16,849	$17,540

The accompanying notes are an integral part of these financial statements.

BALANCE SHEETS

December 31, 2004 and 2003

	(dollars in thousands)
	2004	2003

Assets
Electric plant (Notes 1, 4 and 6):
In service	$5,784,529	$5,755,553
Less: Accumulated provision for depreciation	(2,237,192)	(2,089,562)

	3,547,337	3,665,991
Nuclear fuel, at amortized cost	87,941	90,283
Construction work in progress	22,830	26,212

Total electric plant	3,658,108	3,782,486

Investments and funds (Notes 1 and 2):
Decommissioning fund, at market	196,181	180,448
Deposit on Rocky Mountain transactions, at cost	83,012	77,684
Bond, reserve and construction funds, at market	8,051	21,629
Investment in associated companies, at cost	33,959	30,856
Long-term investments, at market	68,507	27,000
Other, at cost	1,084	1,084

Total investments and funds	390,794	338,701

Current assets:
Cash and cash equivalents, at cost (Note 1)	133,669	66,485
Restricted cash and cash equivalents, at cost (Note 1)	11,781	133,345
Restricted short-term investments, at cost (Note 1)	81,104	–
Other short-term investments, at market	6,663	96,213
Receivables (Note 1)	129,221	110,766
Inventories, at average cost (Note 1)	100,927	105,338
Prepayments and other current assets	4,118	4,959

Total current assets	467,483	517,106

Deferred charges:
Premium and loss on reacquired debt, being amortized (Note 1)	134,575	139,741
Deferred amortization of capital leases (Note 4)	110,422	110,626
Deferred debt expense, being amortized (Note 1)	23,026	23,953
Deferred nuclear outage costs, being amortized (Note 1)	10,880	14,764
Deferred asset retirement obligations costs, being amortized (Note 1)	14,664	14,821
Other	3,226	5,199

Total deferred charges	296,793	309,104

Total assets	$4,813,178	$4,947,397

The accompanying notes are an integral part of these financial statements.

BALANCE SHEETS

	(dollars in thousands)
	2004	2003

Equity and Liabilities
Capitalization (see accompanying statements):
Patronage capital and membership fees (Note 1)	$461,655	$444,418
Accumulated other comprehensive loss (Note 1)	(46,896)	(49,814)

	414,759	394,604
Long-term debt	3,180,915	3,315,128
Obligations under capital leases (Note 4)	324,326	342,232
Obligation under Rocky Mountain transactions	83,012	77,684

Total capitalization	4,003,012	4,129,648

Current liabilities:
Long-term debt and capital leases due within one year (Note 5)	190,835	237,522
Accounts payable	67,149	63,559
Accrued interest	40,176	7,158
Accrued and withheld taxes	9,945	19,957
Other current liabilities	11,583	9,109

Total current liabilities	319,688	337,305

Deferred credits and other liabilities:
Gain on sale of plant, being amortized (Note 4)	43,434	45,909
Net benefit of Rocky Mountain transactions, being amortized (Note 1)	70,078	73,263
Asset retirement obligations (Note 1)	248,295	233,155
Accumulated retirement costs for other obligations	54,272	53,061
Interest rate swap arrangements (Note 2)	45,254	49,916
Other	29,145	25,140

Total deferred credits and other liabilities	490,478	480,444

Total equity and liabilities	$4,813,178	$4,947,397

Commitments and Contingencies (Notes 1, 5, 9, 10 and 12)

STATEMENTS OF CAPITALIZATION

December 31, 2004 and 2003

	(dollars in thousands)
	2004	2003

Long-term debt (Note 5):
Mortgage notes payable to the Federal Financing Bank ("FFB") at interest rates varying from 3.89% to 8.43% (average rate of 5.81% at December 31, 2004) due in quarterly installments through 2025	$2,443,229	$2,519,477
Mortgage notes payable to Rural Utilities Service ("RUS") at an interest rate of 5% due in monthly installments through 2021	11,509	12,003
Mortgage notes issued in conjunction with the sale by public authorities of pollution control revenue bonds ("PCBs"):
• Series 1992A Serial bonds, 6.45% to 6.80%, due serially from 2005 through 2012	66,841	73,056
• Series 1993 Serial bonds, 4.80% to 5.25%	–	22,933
• Series 1993A Adjustable tender bonds, 1.99%, due 2005 through 2016	149,828	152,613
• Series 1993B Serial bonds, 4.80% to 5.05%	–	61,163
• Series 1994 Serial bonds, 6.45% to 7.125%	–	6,709
Term bonds, 7.15%	–	9,602
• Series 1994A Adjustable tender bonds, 2.00%, due 2005 to 2019	91,487	93,923
• Series 1994B Serial bonds, 6.45%	–	3,226
• Series 1998A and 1998B Adjustable tender bonds, 1.68% to 1.85%, due 2019	180,343	180,343
• Series 1999A and 1999B Adjustable tender bonds, 2.22%, due 2020	88,775	88,775
• Series 2000 Adjustable tender bonds, 2.22%, due 2021	21,950	21,950
• Series 2001 Adjustable tender bonds, 2.22%, due 2022	22,825	22,825
• Series 2002A and 2002B Auction rate bonds, 1.70% to 1.80%, due 2018	91,990	91,990
• Series 2002 and 2002C Adjustable tender bonds, 2.05% to 2.22%, due 2018	30,075	30,075
• Series 2003A and 2003B Auction rate bonds, 1.70% to 1.80%, due 2024	133,345	133,345
• Series 2004 Auction rate bonds, 1.85% due 2020	11,525	–
CoBank, ACB notes payable:
• Headquarters mortgage note payable	–	2,044
• Transmission mortgage note payable: fixed at 4.57% through March 2, 2008, due in bimonthly installments through November 1, 2018	1,623	1,666
• Transmission mortgage note payable: fixed at 4.57% through March 2, 2008, due in bimonthly installments through September 1, 2019	6,319	6,467

Total long-term debt	3,351,664	3,534,185
Obligations under capital leases, long-term (Note 4)	344,412	360,697
Obligation under Rocky Mountain transactions, long-term (Note 1)	83,012	77,684
Patronage capital and membership fees (Note 1)	461,655	444,418
Accumulated other comprehensive loss (Note 1)	(46,896)	(49,814)

Subtotal	4,193,847	4,367,170
Less: long-term debt and capital leases due within one year	(190,835)	(237,522)

Total capitalization	$4,003,012	$4,129,648

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS

For the years ended December 31, 2004, 2003 and 2002

	(dollars in thousands)
	2004	2003	2002

Cash flows from operating activities:
Net margin	$17,237	$16,849	$17,540

Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization, including nuclear fuel	228,353	221,610	215,101
Net accretion cost	20,456	7,815	–
Interest on decommissioning reserve	–	–	851
Amortization of deferred gains	(2,475)	(2,475)	(2,475)
Amortization of net benefit of sale of income tax benefits	(3,185)	(3,185)	(5,188)
Allowance for equity funds used during construction	(199)	(417)	(452)
Deferred nuclear outage costs	(13,469)	(14,775)	(29,139)
Other	(3,573)	(875)	(2,850)
Change in operating assets and liabilities:
Receivables	(17,742)	(24,168)	(18,758)
Inventories	4,411	(12,053)	(1,451)
Prepayments and other current assets	118	(1,270)	505
Accounts payable	3,590	13,283	(50,740)
Accrued interest	33,018	201	(835)
Accrued and withheld taxes	(10,012)	19,424	(622)
Other current liabilities	2,340	(4,104)	5,936
Deferred start-up cost	–	3,034	–

Total adjustments	241,631	202,045	109,883

Net cash provided by operating activities	258,868	218,894	127,423

Cash flows from investing activities:
Property additions	(65,798)	(171,126)	(105,824)
Activity in decommissioning fund – Purchases	(905,803)	(756,044)	(812,473)
– Proceeds	884,339	746,757	800,960
Activity in bond, reserve and construction funds – Purchases	(7,967)	(27,189)	–
– Proceeds	21,449	31,842	1,677
Net cash received from merger	–	18,273	–
Increase (decrease) in restricted cash and cash equivalents	121,564	(103,244)	(7,161)
Decrease (increase) in restricted and other short-term investments	8,501	(4,028)	(5,516)
(Increase) decrease in investment in associated organizations	(2,308)	712	(4,310)
Increase in other long-term investments – Purchases	(606,167)	(385,338)	(141,726)
– Proceeds	563,814	358,338	149,226
Decrease in notes receivable	–	745	63
Proceeds from sale of generation equipment	–	21,799	–

Net cash provided by (used in) investing activities	11,624	(268,503)	(125,084)

Cash flows from financing activities:
Debt proceeds	11,525	700,124	30,075
Debt payments	(210,330)	(390,582)	(125,946)
Issuance costs and loss on reacquired debt	(10,572)	(8,680)	(4,371)
Decrease in notes payable (Note 5)	–	(297,776)	(55,904)
(Increase) decrease in note receivable (Note 5)	–	(11,105)	29,671
Increase in deferred credits for overhaul	6,069	2,903	–

Net cash used in financing activities	(203,308)	(5,116)	(126,475)

Net increase (decrease) in cash and cash equivalents	67,184	(54,725)	(124,136)
Cash and cash equivalents at beginning of year	66,485	121,210	245,346

Cash and cash equivalents at end of year	$133,669	$66,485	$121,210

Supplemental cash flow information:
Cash paid for –
Interest (net of amounts capitalized)	$173,369	$208,622	$212,787
Income taxes	–	–	–

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF PATRONAGE CAPITAL AND MEMBERSHIP FEES AND
ACCUMULATED OTHER COMPREHENSIVE MARGIN

For the years ended December 31, 2004, 2003 and 2002

	(dollars in thousands)
	Patronage Capital and Membership Fees	Accumulated Other Comprehensive Margin (Loss)	Total

Balance at December 31, 2001	$410,029	$(42,361)	$367,668

Components of comprehensive margin in 2002
Net margin	17,540		17,540
Unrealized loss on interest rate swap arrangements		(21,584)	(21,584)
Unrealized loss on available-for-sale securities		(313)	(313)
Unrealized gain on financial gas hedges		8,507	8,507

Total comprehensive margin			4,150

Balance at December 31, 2002	427,569	(55,751)	371,818

Components of comprehensive margin in 2003
Net margin	16,849		16,849
Unrealized gain on interest rate swap arrangements		8,527	8,527
Unrealized loss on available-for-sale securities		(2,340)	(2,340)
Unrealized loss on financial gas hedges		(250)	(250)

Total comprehensive margin			22,786

Balance at December 31, 2003	444,418	(49,814)	394,604

Components of comprehensive margin in 2004
Net margin	17,237		17,237
Unrealized gain on interest rate swap arrangements		4,662	4,662
Unrealized loss on available-for-sale securities		(888)	(888)
Unrealized loss on financial gas hedges		(856)	(856)

Total comprehensive margin			20,155

Balance at December 31, 2004	$461,655	$(46,896)	$414,759

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

For the years ended December 31, 2004, 2003 and 2002

1. Summary of significant accounting policies:

a. Business description

    Oglethorpe Power Corporation ("Oglethorpe") is an electric membership corporation incorporated in 1974 and headquartered in suburban Atlanta. From 1974 to 2004, Oglethorpe provided wholesale electric power, on a not-for-profit basis, to 39 of Georgia's 42 Electric Membership Corporations ("EMCs") from a combination of generating units totaling 4,744 megawatts ("MW") of capacity and power purchase agreements totaling 550 MW of capacity. However, effective January 1, 2005, one of these EMCs withdrew from membership in Oglethorpe. These 38 electric distribution cooperatives ("Members") in turn distribute energy on a retail basis to approximately 3.7 million people across two-thirds of the State. Oglethorpe is the nation's largest electric cooperative in terms of operating revenues, assets, kilowatt-hour sales and, through its Members, consumers served.

b. Basis of accounting

    Oglethorpe follows generally accepted accounting principles and the practices prescribed in the Uniform System of Accounts of the Federal Energy Regulatory Commission ("FERC") as modified and adopted by the Rural Utilities Service ("RUS").

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2004 and 2003 and the reported amounts of revenues and expenses for each of the three years ending December 31, 2004. Actual results could differ from those estimates.

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

Accumulated Other Comprehensive Margin (Loss)
	(dollars in thousands)
	Interest Rate Swap Arrangements	Available- for-sale Securities	Financial Gas Hedges	Total

Balance at December 31, 2001	$(36,859)	$2,035	$(7,537)	$(42,361)

Unrealized gain/(loss)	(21,584)	977	4,583	(16,024)
Reclassification adjustments	–	(1,290)	3,924	2,634

Balance at December 31, 2002	(58,443)	1,722	970	(55,751)

Unrealized gain/(loss)	8,527	(2,838)	7,501	13,190
Reclassification adjustments	–	498	(7,751)	(7,253)

Balance at December 31, 2003	(49,916)	(618)	720	(49,814)

Unrealized gain/(loss)	4,662	50	2,119	6,831
Reclassification adjustments	–	(938)	(2,975)	(3,913)

Balance at December 31, 2004	$(45,254)	$(1,506)	$(136)	$(46,896)

e. Margin policy

    For the years 2002 through 2004 Oglethorpe was required under the Mortgage Indenture to produce a Margins for Interest ("MFI") Ratio of at least 1.10.

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

    Operating revenues from non-Members consist of electric sales to power companies and from sales to LG&E Energy Marketing Inc. ("LEM") and Morgan Stanley Capital Group, Inc. ("Morgan Stanley") under their power marketer arrangements with Oglethorpe. All off-system sales are recorded as revenues from non-Members and are recognized when service is rendered.

    Revenues from Jackson EMC and Cobb EMC, two of Oglethorpe's Members, accounted for 12.0% and 10.1% in 2004, 11.6% and 10.6% in 2003 and 11.2% and 11.3% in 2002, respectively, of Oglethorpe's total operating revenues.

g. Receivables

    Substantially all of Oglethorpe's receivables are related to electricity sales to Members. The receivables are recorded at the invoiced amount and do not bear interest. The Members of Oglethorpe are required through the wholesale power contracts to reimburse Oglethorpe for all costs. The remainder of Oglethorpe's receivables are primarily related to transactions with affiliated companies, electricity sales to non-Members and to interest income on investments. Uncollectible amounts, if any, are identified on a specific basis and charged to expense in the period determined to be uncollectible.

h. Nuclear fuel cost

    The cost of nuclear fuel, including a provision for the disposal of spent fuel, is being amortized to fuel expense based on usage. The total nuclear fuel expense for 2004, 2003 and 2002 amounted to $46,460,000, $46,628,000 and $43,931,000, respectively.

    Contracts with the U.S. Department of Energy ("DOE") have been executed to provide for the permanent disposal of spent nuclear fuel. DOE failed to begin disposing of spent fuel in January 1998 as required by the contracts, and Georgia Power Company ("GPC"), as agent for the co-owners of the plants, is pursuing legal remedies against DOE for breach of contract. Effective June 2000, an on-site dry storage facility for Plant Hatch became operational and can be expanded to accommodate spent fuel through the life of the plant. Plant Vogtle's spent fuel pool storage is expected to be sufficient until 2015. Oglethorpe expects that procurement of on-site dry storage at Plant Vogtle will commence in sufficient time to maintain full-core discharge capability to the spent fuel pool.

    The Energy Policy Act of 1992 required that utilities with nuclear plants be assessed over a 15-year period an amount which will be used by DOE for the decontamination and decommissioning of its nuclear fuel enrichment facilities. The amount of each utility's assessment was based on its past purchases of nuclear fuel enrichment services from DOE. Based on its ownership in Plants Hatch and Vogtle, Oglethorpe has a remaining nuclear fuel asset of approximately $4,055,000 which is being amortized to nuclear fuel expense over the next 3 years. Oglethorpe has also recorded an obligation to DOE which approximated $2,362,000 at December 31, 2004 (included in Other current liabilities and Other deferred credits and other liabilities on the accompanying balance sheets).

i. Asset retirement obligations

    In June of 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." The statement provides accounting and reporting standards for recognizing obligations related to costs associated with the retirement of long-lived assets. SFAS No. 143 requires obligations associated with the retirement of long-lived assets to be recognized at their fair value in the period in which they are incurred if a reasonable estimate of fair value can be made. The fair value of the asset retirement costs must be capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense using a systematic and rational method over the asset's useful life. Any subsequent changes to the fair value of the liability due to passage of time or changes in the amount or timing of estimated cash flows must be recognized as an accretion expense.

    In January 2003, Oglethorpe adopted SFAS No. 143. The fair value of the legal obligation recognized under SFAS No. 143 primarily relates to Oglethorpe's nuclear facilities. In addition, Oglethorpe recognized retirement obligations for ash handling facilities at the coal-fired plants and solid waste landfills located at certain generating facilities. The cumulative effect of adoption resulted in Oglethorpe recording a regulatory asset of approximately $23,672,000, capitalized asset retirement costs, net of accumulated amortization, of approximately $45,294,000 and increased asset retirement obligations of approximately $68,966,000. At December 31, 2002, Oglethorpe's recognized liability for nuclear decommissioning was $166,299,000. On a pro forma basis, the cumulative effect of adoption as of January 1, 2002 would have resulted in Oglethorpe recording a regulatory asset of approximately $8,196,000. Oglethorpe has also identified retirement obligations related to certain other generating facilities; however, a liability for the removal of these facilities has not been recorded because no reasonable estimate can be made at this time of this liability.

    Under SFAS No. 71, Oglethorpe may record an offsetting regulatory asset or liability to reflect the difference in timing of recognition of the costs of decommissioning for financial statement purposes and for ratemaking purposes for both the cumulative effect of adoption and for future periods timing differences. RUS has approved Oglethorpe's implementation of the provisions of SFAS No. 71 with respect to the cumulative effect of adoption and with respect to timing differences between cost recognition under SFAS No. 143 and cost recovery for ratemaking purposes. Oglethorpe estimates that the annual difference will be approximately $1,000,000 for the next several years.

    SFAS No. 143 does not permit non-regulated entities to continue accruing future retirement costs associated with long-lived assets for which there are no legal obligations to retire. Oglethorpe, in accordance with regulatory treatment of these costs, continues to recognize the retirement costs for these other obligations in depreciation rates.

    The following table reflects the details of the Asset Retirement Obligations included in the balance sheets.

	(dollars in thousands)
	Balance at 12/31/03	Liabilities Incurred	Accretion	Change in Cash Flow Estimate	Balance at 12/31/04

Nuclear decomissioning	$229,065	$–	$14,874	$–	$243,939
Other	4,090	–	266	–	4,356

Total	$233,155	$–	$15,140	$–	$248,295

    As previously discussed, Oglethorpe is deferring the timing differences between cost recognition under SFAS No. 143 and cost recovery for rate making. For 2004 and 2003, this timing difference resulted in a decrease and increase to the regulatory asset of $5,316,000 and $7,559,000, respectively.

    Consistent with Oglethorpe's ratemaking, unrealized gains and losses from the decommissioning trust fund are recorded as an increase or decrease to the regulatory asset.

j. Nuclear decommissioning trust fund

    The Nuclear Regulatory Commission ("NRC") requires all licensees operating commercial power reactors to establish a plan for providing, with reasonable assurance, funds for decommissioning. Oglethorpe has established external trust funds to comply with the NRC's regulations. The funds set aside for decommissioning are managed and invested in accordance with applicable requirements of Oglethorpe's Board of Directors and the NRC. Funds are invested in a diversified mix of equity and fixed income securities. At December 31, 2004 and 2003, equity securities comprised 45% and 48% of the funds and fixed income securities comprised 55% and 52%, respectively. The NRC's minimum external funding requirements are based on a generic estimate of the cost to decommission the radioactive portions of a nuclear unit based on the size and type of reactor. Oglethorpe has filed plans with the NRC to ensure that – over time – the deposits and earnings of the external trust funds will provide the minimum funding amounts prescribed by the NRC.

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

    Oglethorpe has not recorded any provision for decommissioning during the years 2004, 2003 and 2002 because the balance in the decommissioning trust fund at December 31, 2004 is expected to be sufficient to fund the nuclear decommissioning obligation in future years. In projecting future costs, the escalation rate for labor, materials and equipment was assumed to be 3.11%. Oglethorpe assumes a 7% earnings rate for its decommissioning trust fund assets. Since inception (1990), the nuclear decommissioning trust fund has produced a return in excess of 8%. Oglethorpe's management believes that any increase in cost estimates of decommissioning can be recovered in future rates.

k. Depreciation

    Depreciation is computed on additions when they are placed in service using the composite straight-line method. Annual depreciation rates in effect in 2004, 2003 and 2002 were as follows:

	Range of Useful Life in years*	2004	2003	2002

Steam production	49-55	1.97%	2.02%	1.98%
Nuclear production	37-52	2.58%	2.50%	2.52%
Hydro production	50	2.00%	2.00%	2.00%
Other production	27-33	3.03%	3.03%	3.75%
Transmission	36	2.75%	2.75%	2.75%
General	3-50	2.00-33.33%	2.00-33.33%	2.00-33.33%

* Calculated based on the composite depreciation rates in effect for 2004.

l. Electric plant

    Electric plant is stated at original cost, which is the cost of the plant when first dedicated to public service, plus the cost of any subsequent additions. Cost includes an allowance for the cost of equity and debt funds used during construction. The cost of equity and debt funds is calculated at the embedded cost of all such funds. For the years ended December 31, 2004, 2003 and 2002, the allowance for funds used during construction ("AFUDC") rates used were 5.85%, 6.46% and 6.62%, respectively.

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

m. Bond, reserve and construction funds

    Bond, reserve and construction funds for pollution control revenue bonds ("PCBs") are maintained as required by Oglethorpe's bond agreements. Bond funds serve as payment clearing accounts, reserve funds maintain amounts equal to the maximum annual debt service of each bond issue and construction funds hold bond proceeds for which construction expenditures have not yet been made. As of December 31, 2004 and 2003, all of the funds were invested in either U.S. Government securities or repurchase agreements.

n. Cash and cash equivalents

    Oglethorpe considers all temporary cash investments purchased with a maturity of three months or less to be cash equivalents. Temporary cash investments with maturities of more than three months are classified as other short-term investments.

    In 2004, Oglethorpe reclassified $27,000,000 from its December 31, 2003 cash and cash equivalents balance to its long-term investments balance relating to various auction rate securities that Oglethorpe invested in to more accurately reflect contractual maturations.

o. Restricted cash and cash equivalents

    The balances at December 31, 2004 and 2003, $11,781,000 and $133,345,000, respectively, were utilized in January 2005 and 2004 for payment of principal on certain PCBs, respectively.

p. Restricted short-term investments

    Oglethorpe entered into a Cushion of Credit with the RUS in July 2004. At December 31, 2004, Oglethorpe had on deposit with the RUS $81,104,000, restricted for future RUS/Federal Financing Bank ("FFB") debt service payments. The debt earns interest at a RUS prescribed rate. Interest earned is applied to future debt service.

q. Inventories

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

    At December 31, 2004 and 2003, fossil fuels inventories were $24,747,000 and $32,602,000, respectively. Inventories for spare parts at December 31, 2004 and 2003 were $76,180,000 and $72,736,000, respectively.

r. Deferred charges

    Nuclear refueling outage costs, accounted for as regulatory assets, are deferred and subsequently amortized to expense over the 18-month operating cycle of each unit. Deferred nuclear outage costs at December 31, 2004 and 2003 were $10,880,000 and $14,764,000, respectively.

    Oglethorpe accounts for debt issuance cost as deferred debt expense. Deferred debt expense is being amortized to expense on a straight-line basis over the life of the respective debt issues.

    Premium and loss on reacquired debt represents premiums paid, together with any unamortized transaction costs, related to reacquired debt. This deferred charge is being amortized in equal monthly amounts over the amortization period for the refunding debt. As of December 31, 2004, the remaining amortization periods for premium and loss on reacquired debt range from approximately 1 to 21 years.

s. Deferred credits

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

    As a result of the Rocky Mountain lease transactions, Oglethorpe recorded a net benefit of $95,560,000 which was deferred and is being amortized to income over the 30-year lease-back period. For further discussion on the Rocky Mountain lease transactions, see Note 2.

t. Regulatory assets and liabilities

    Oglethorpe is subject to the provisions of SFAS No. 71. Regulatory assets represent certain costs that are probable of recovery by Oglethorpe from its Members in future revenues through rates under its Wholesale Power Contracts with its Members. Future revenues are expected to provide for recovery of previously incurred costs and are not calculated to provide for expected levels of similar future costs. Regulatory liabilities represent certain items of income that are being retained by Oglethorpe and that will be applied in the future to reduce revenues required to be recovered from Members. The following regulatory assets and liabilities were reflected on the accompanying balance sheets as of December 31, 2004 and 2003.

    The regulatory assets "discontinued projects" and "other regulatory assets" are included on the balance sheets, under the caption deferred charges, in the line item "Other."

    Oglethorpe's rates are not set to produce revenues that produce a "current return." Oglethorpe operates on a not-for-profit basis. Under Mortgage Indenture requirements Oglethorpe is required to set rates sufficient to achieve net margins that result in a Margin for Interest Ratio of at least 1.10. The current and future amortization of the costs of regulatory assets is considered in determining the revenue requirements necessary to produce a Margin for Interest Ratio of at least 1.10.

    The following regulatory assets and liabilities were reflected on the accompanying balance sheets as of December 31, 2004 and 2003:

	(dollars in thousands)
	2004	2003

Premium and loss on reacquired debt	$134,575	$139,741
Deferred amortization of capital leases	110,422	110,626
Deferred nuclear refueling outage costs	10,880	14,764
Discontinued projects	2,453	2,944
Asset retirement obligations	14,664	14,821
Other regulatory assets	1,274	1,939
Accumulated retirement costs for other obligations	(54,272)	(53,061)
Net benefit of Rocky Mountain transactions	(70,078)	(73,263)

Total	$149,918	$158,511

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

    All of the regulatory assets and liabilities included in the table above are being recovered or refunded to Oglethorpe's Members on a current, ongoing basis in Oglethorpe's rates. The remaining recovery period for the regulatory assets ranges from approximately 1 to 21 years, except for the asset retirement obligations regulatory assets which has a recovery period of 14 to 41.5 years. The remaining refund period for the regulatory liabilities are approximately 22 years for the Rocky Mountain transactions and over the life of the plants for accumulated retirement costs for other obligations.

u. Other income (expense)

    The components of the other income (expense) line item within the Statement of Revenues and Expenses were as follows:

	(dollars in thousands)
	2004	2003	2002

Capital credits from associated companies (Note 2)	$1,610	$2,078	$2,330
Net revenue from Georgia Transmission Corporation ("GTC") & Georgia System Operations Corporation ("GSOC") for shared A&G costs	1,579	1,732	1,849
Miscellaneous other	(130)	(242)	(170)

Total	$3,059	$3,568	$4,009

v. Presentation

    Certain prior year amounts have been reclassified to conform with the current year presentation.

w. New accounting pronouncements

    In December 2003, the FASB issued Interpretation No. 46R, "Consolidation of Variable Interest Entities – an Interpretation of Accounting Research Bulletin ("ARB") No. 51." This interpretation clarifies the application of ARB No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Interpretation No. 46R is effective for Oglethorpe as of January 1, 2005. This interpretation has no impact on Oglethorpe's financial statements.

2. Fair value of financial instruments:

    A detail of the estimated fair values of Oglethorpe's financial instruments as of December 31, 2004 and 2003 is as follows:

	(dollars in thousands)
	2004		2003
	Cost	Fair Value	Cost	Fair Value

Cash and cash equivalents:
Commercial paper	$133,183	$133,183	$65,568	$65,568
Cash and money market securities	486	486	917	917

Total	$133,669	$133,669	$66,485	$66,485

Restricted cash and cash equivalents	$11,781	$11,781	$133,345	$133,345

Restricted short-term investments	$81,104	$81,104	$–	$–

Other short-term investments	$7,217	$6,663	$96,821	$96,213

Long-term investments	$69,353	$68,507	$27,000	$27,000

Bond, reserve and construction funds:
U. S. Government securities	$7,179	$7,074	$13,425	$13,416
Repurchase agreements	977	977	8,213	8,213

Total	$8,156	$8,051	$21,638	$21,629

Decommissioning fund:
U. S. Government securities	$18,219	$18,244	$44,287	$44,549
Foreign government securities	–	–	825	831
Corporate bonds	6,277	6,355	15,207	15,488
Equity securities	78,523	88,619	70,956	86,194
Asset-backed securities	4,166	4,031	6,637	6,617
Other bonds	1,783	1,825	3,222	3,292
Cash and money market securities	77,107	77,107	23,477	23,477

Total	$186,075	$196,181	$164,611	$180,448

Long-term debt	$3,180,915	$3,444,996	$3,315,128	$3,547,726

Interest rate swap	$–	$(45,254)	$–	$(49,916)

Financial gas hedges	$–	$(136)	$–	$720

    The contractual maturities of debt securities available for sale, which are included in the estimated fair value table above, at December 31, 2004 and 2003 are as follows:

	(dollars in thousands)
	2004		2003
	Cost	Fair Value	Cost	Fair Value

Due within one year	$10,967	$10,954	$31,685	$31,677
Due after one year through five years	16,148	16,010	24,501	24,620
Due after five years through ten years	2,526	2,530	12,131	12,337
Due after ten years	8,960	9,012	23,499	23,772

Total	$38,601	$38,506	$91,816	$92,406

    Oglethorpe uses the methods and assumptions described below to estimate the fair value of each class of financial instruments. For cash and temporary cash investments, the carrying amount approximates fair value because of the short-term maturity of those instruments. The fair value of debt and equity securities are based on the quoted market prices for the same issues. The fair value of Oglethorpe's long-term debt is estimated based on quoted market prices for the same or similar issues or on the current rates offered to Oglethorpe for debt of similar maturities. The fair value of the interest rate swap arrangements represents a mark-to-market estimate provided by the swap counterparty based on market levels at the close of business on December 31, 2004.

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

    Under the interest rate swap arrangements, Oglethorpe makes payments to the counterparty based on the notional principal at a contractually fixed rate and the counterparty makes payments to Oglethorpe based on the notional principal at the existing variable rate of the refunding bonds. The differential to be paid or received is accrued as interest rates change and is recognized as an adjustment to interest expense. Oglethorpe entered into the swap arrangements for the purpose of securing a fixed rate lower than otherwise would have been available to Oglethorpe had it issued fixed rate bonds. For the Series 1993A notes, the notional principal at December 31, 2004 was $149,828,000 and the fixed swap rate is 5.67% (the variable rate at December 31, 2004 and 2003 was 1.99% and 1.12%, respectively). With respect to the Series 1994A notes, the notional principal at December 31, 2004 was $91,487,000 and the fixed swap rate is 6.01% (the variable rate at December 31, 2004 and 2003 was 2.00% and 1.15%, respectively). The notional principal amount is used to measure the amount of the swap payments and does not represent additional principal due to the counterparty. The swap arrangements extend for the life of the refunding bonds, with reductions in the outstanding principal amounts of the refunding bonds causing corresponding reductions in the notional amounts of the swap payments.

    A portion (16.86%) of the interest rate swap arrangements was assumed by GTC in connection with a corporate restructuring. Oglethorpe has classified its portion of two interest rate swap arrangements, pursuant to SFAS No. 133, as cash flow hedges. Oglethorpe's portion of the estimated fair value of the swap arrangements at December 31, 2004 was an unrealized loss of $45,254,000 representing the estimated payment Oglethorpe would pay if the swap arrangements were terminated.

    Oglethorpe has entered into natural gas financial contracts that are classified, pursuant to SFAS 133, as cash flow hedges. Oglethorpe utilizes natural gas financial contracts in managing its exposure to fluctuations in the market price of natural gas. The fair value of Oglethorpe's financial gas hedges is based on the quoted market value for such natural gas financial contracts. At December 31, 2004, Oglethorpe's estimated fair value of these natural gas contracts was an unrealized loss in other comprehensive margin of $136,000.

    In accordance with SFAS No. 133, Oglethorpe classifies a cash-flow hedge as a hedge of an exposure to variability in cash flows that are attributable to a particular risk. There are numerous prescriptive criteria that must be met in order for a hedging relationship to qualify as a cash-flow hedge. Some of the criteria are as follows:

    At inception of the hedge, there is formal documentation of the hedging relationship and the entity's risk-management objective and strategy for undertaking the hedge, including identification of the hedging instrument, the hedged cash-flow transaction, the nature of the risk that is being hedged, and how the hedging instrument's effectiveness will be assessed. There must be a reasonable basis for how the entity plans to assess the hedging instrument's effectiveness.

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

    Settlement amounts related to cash flow hedges are reclassified from other comprehensive margin ("OCM") and recorded in the Statement of Revenues and Expenses when the hedged item affects margins, in the same accounts as the item being hedged. Oglethorpe will discontinue hedge accounting prospectively if it determines that the derivative no longer qualifies as an effective hedge, or if it is no longer probable that the hedged transaction will occur. If hedge accounting is discontinued because the derivative no longer qualifies as an effective hedge, the derivative will continue to be carried on the Balance Sheet at its fair value, with subsequent changes in its fair value recognized in current-period margins. Gains and losses related to discontinued hedges that were previously accumulated in OCM will remain in OCM until the hedged item is reflected in margin, unless it is no longer probable that the hedged transaction would occur. Gains and losses that were accumulated in OCM will be immediately recognized in current-period margins if it is no longer probable that the hedged transaction will occur.

    As of December 31, 2004, $136,000 of after-tax deferred losses in OCM are expected to be reclassified to margins during the next 12 months as the hedged interest and fuel payments occur. Due to the volatility of interest rates and natural gas prices, the value in OCM is subject to change prior to its reclassification into margins.

    Oglethorpe may be exposed to losses in the event of nonperformance of the counterparties to its derivative instruments, but does not anticipate such nonperformance.

    Under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," investment securities held by Oglethorpe are classified as either available-for-sale or held-to-maturity. Available-for-sale securities are carried at market value with unrealized gains and losses, net of any tax effect, added to or deducted from patronage capital. Unrealized gains and losses from investment securities held in the decommissioning fund, which are also classified as available-for-sale, are directly added to or deducted from deferred asset retirement obligations costs. Held-to-maturity securities are carried at cost. All realized and unrealized gains and losses are determined using the specific identification method. Gross unrealized gains and losses at December 31, 2004 were $10,642,000 and $2,041,000, respectively. Approximately 49% of these gross unrealized losses were in effect for less than one year. These losses were primarily due to investments in U.S. Government securities. Oglethorpe has the intent and ability to hold these investments until recovery of fair value and thus does not consider these losses to be other than temporary. Gross unrealized gains and losses at December 31, 2003 were $16,959,000 and $1,739,000, respectively. Gross unrealized gains and losses at December 31, 2002 were $8,008,000 and $7,548,000, respectively. For 2004, 2003 and 2002 proceeds from sales of available-for-sale securities totaled $905,789,000, $778,599,000 and $802,637,000, respectively. Gross realized gains and losses for the 2004 sales were $25,429,000 and ($8,631,000), respectively. Gross realized gains and losses from the 2003 sales were $15,256,000 and ($8,680,000), respectively. Gross realized gains and losses from the 2002 sales were $13,337,000 and ($15,342,000), respectively.

    Investments in associated companies were as follows at December 31, 2004 and 2003:

	(dollars in thousands)
	2004	2003

National Rural Utilities Cooperative Finance Corp. ("CFC")	$13,476	$13,476
CoBank, ACB	4,027	3,815
Georgia Transmission Corporation ("GTC")	8,842	7,569
Georgia System Operations Corporation ("GSOC")	4,736	2,848
Other	2,878	3,148

Total	$33,959	$30,856

    The CFC investments are in the form of capital term certificates and are required in conjunction with Oglethorpe's membership in CFC. Accordingly, there is no market for these investments. The investments in CoBank and GTC represent capital credits. Any distributions of capital credits are subject to the discretion of the Board of Directors of CoBank and GTC. The investments in GSOC represent loan advances. The loan repayment schedule ends in December 2010.

    Included in Other, is Oglethorpe's investment in CT Parts LLC of $672,000. Such investment is recorded at cost. CT Parts LLC is an affiliated organization formed by Oglethorpe and Smarr EMC for the purpose of purchasing and maintaining a spare parts inventory and administration of contracted services for combustion turbine generation facilities.

    In December 1996 and January 1997, Oglethorpe entered into six long-term lease transactions for its 74.61% undivided interest in Rocky Mountain pumped storage hydro facility ("Rocky Mountain"), through a wholly owned subsidiary of Oglethorpe, Rocky Mountain Leasing Corporation ("RMLC"). RMLC leases from six owner trusts the undivided interest in Rocky Mountain and subleases it back to Oglethorpe. The Deposit on Rocky Mountain transactions, which is carried at cost, was made in connection with these lease transactions and is invested in a guaranteed investment contract which will be held to maturity (the end of the 30-year lease-back period). At the end of the base lease term, Oglethorpe intends, through RMLC, to repurchase tax ownership and to retain all other rights of ownership with respect to the facility if it is advantageous to do so. If Oglethorpe does elect to repurchase the facility, the funds in the guaranteed investment contract will be used to pay a portion ($371,850,000) of the fixed purchase price.

    In addition, from the proceeds of the Rocky Mountain lease transactions, RMLC paid $640,611,000 to fund payment undertaking agreements with a third party financial institution whose senior debt obligations are rated "AAA" by S&P and "Aaa" by Moody's. In return, this financial institution undertook to pay all of RMLC's periodic basic rent payments under the leases and to pay the remaining portion of the fixed purchase price ($714,923,000) should Oglethorpe, through RMLC, elect to repurchase the facility at the end of the base lease term. Both RMLC's interest in this payment undertaking agreement and the corresponding lease obligations have been extinguished for financial reporting purposes. In 2005, RMLC will be required to make basic rent payments totaling $55,749,000 to the owner trusts. RMLC remains liable for all payments of basic rent under the leases if the payment undertaker fails to make such payments, although the owner trusts have agreed to use due diligence to pursue the payment undertaker before pursuing payment from RMLC or Oglethorpe. The fair value amount relating to the guarantee of basic rent payments is immaterial principally due to the the high credit rating of the payment undertaker.

    The assets of RMLC are not available to pay creditors of Oglethorpe or its affiliates.

3. Income taxes:

    Oglethorpe is a not-for-profit membership corporation subject to federal and state income taxes. As a taxable electric cooperative, Oglethorpe has annually allocated its income and deductions between patronage and non-patronage activities.

    Effective January 1, 2002, due to a change in its Bylaws, Oglethorpe began to allocate as patronage its patronage-sourced income as computed for Federal income tax purposes rather than its book net margin, which historically had been allocated as patronage. In addition, recent legal developments have clarified the scope of what constitutes patronage-sourced income. Based on these legal developments, Oglethorpe, after consultation with its tax advisors, believes that the sale of power to non-members constitutes patronage-sourced income. Consequently, Oglethorpe anticipates that all temporary differences, including those relating to non-member power sales, that reverse in the future will give rise to patronage-sourced income that will be offset by a patronage dividends deduction.

    Although Oglethorpe believes that its treatment of non-member sales as patronage-sourced income is appropriate, this treatment has not been examined by the Internal Revenue Service. If this treatment was not sustained, Oglethorpe believes that the amount of taxes on such non-member sales, after allocating related expenses against the revenues from such sales, would not have a material adverse effect on its financial condition or results of operations and cash flows.

    Oglethorpe accounts for its income taxes pursuant to SFAS No. 109. SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.

    A detail of the provision for income taxes in 2004, 2003 and 2002 is shown as follows:

	(dollars in thousands)
	2004	2003	2002

Current
Federal	$(3)	$(459)	$–
State	–	–	–

	(3)	(459)	–

Deferred
Federal	–	–	–
State	–	–	–

	–	–	–

Income taxes charged to operations	$(3)	$(459)	$–

    The difference between the statutory federal income tax rate on income before income taxes and Oglethorpe's effective income tax rate is summarized as follows:

	2004	2003	2002

Statutory federal income tax rate	35.0%	35.0%	35.0%
Patronage exclusion	(35.1%)	(34.7%)	(35.6%)
Tax credits	0.0%	(2.6%)	0.0%
Other	0.1%	(0.3%)	0.6%

Effective income tax rate	0.0%	(2.6%)	0.0%

    The components of the net deferred tax assets as of December 31, 2004 and 2003 were as follows:

	(dollars in thousands)
	2004	2003

Deferred tax assets
Net operating losses	$332,428	$376,885
Tax credits (alternative minimum tax and other)	2,037	57,700

	334,465	434,585
Less: Valuation allowance	(334,465)	(434,585)

Net deferred tax assets	–	–

Deferred tax liabilities
Depreciation	–	–

	–	–

Net deferred tax liabilities	$–	$–

    As of December 31, 2004, Oglethorpe has federal tax net operating loss carryforwards ("NOLs"), alternative minimum tax credits ("AMT") and unused general business credits (consisting primarily of investment tax credits) as follows:

	(dollars in thousands)

Expiration Date	Alternative Minimum Tax Credits	Tax Credits	NOLs

2005	$–	$189	$213,080
2006	–	–	209,009
2007	–	–	86,779
2008	–	–	94,927
2009	–	–	96,394
2010	–	–	77,970
2018	–	–	61,533
2019	–	–	10,516
2020	–	–	4,362
2021	–	–	–
None	1,848	–	–

	$1,848	$189	$854,570

    The NOL expiration dates start in the year 2005 and end in the year 2021. Due to the tax basis method for allocating patronage and as shown by the above valuation allowance, it is not likely that the deferred tax assets related to tax credits and NOLs will be realized. The change in the valuation allowance from 2003 to 2004 was the result of the reduction in deferred tax assets due to the expiration of tax credits and net operating losses. Pursuant to the Job Creation and Worker Assistance Act of 2002, in 2003 Oglethorpe carried back 2001 AMT loss to offset AMT paid in 1997. In 2004 and 2003, $3,000 and $459,000, respectively, was refunded to Oglethorpe. As a result, Oglethorpe's AMT credit carryforwards have been reduced by the amount that was realized due to the carryback claim. It is not likely that the remaining AMT credit will be realized.

4. Capital leases:

    In 1985, Oglethorpe sold and subsequently leased back from four purchasers its 60% undivided ownership interest in Scherer Unit No. 2. The gain from the sale is being amortized over the 36-year term of the leases.

    In 2000, Oglethorpe entered into a power purchase and sale agreement with Doyle I, LLC ("Doyle Agreement") to purchase all of the output from a five-unit generation facility ("Doyle") for a period of 15 years. Oglethorpe has the option to purchase Doyle at the end of the 15 year term for $10,000,000, which is considered a bargain purchase price.

    The minimum lease payments under the capital leases together with the present value of the net minimum lease payments as of December 31, 2004 are as follows:

Year Ending December 31,	(dollars in thousands)

	Scherer Unit No. 2	Doyle	Total

2005	$31,863	$12,447	$44,310
2006	31,817	12,447	44,264
2007	31,871	12,447	44,318
2008	31,897	12,447	44,344
2009	31,882	12,447	44,329
2010-2021	250,195	80,530	330,725

Total minimum lease payments	409,525	142,765	552,290
Less: Amount representing interest	(168,281)	(39,597)	(207,878)

Present value of net minimum lease payments	241,244	103,168	344,412
Less: Current portion	(13,654)	(6,432)	(20,086)

Long-term balance	$227,590	$96,736	$324,326

    The interest rate on the Scherer No. 2 lease obligation is 6.97%. For Doyle, the lease payments vary to the extent the interest rate on the lessor's debt varies from 6.00%. At December 31, 2004, the weighted average interest rate on the Doyle lease obligation was 6.61%.

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

5. Long-term debt:

    Long-term debt consists of mortgage notes payable to the United States of America acting through the FFB and the RUS, mortgage notes issued in conjunction with the sale by public authorities of PCBs, and mortgage notes payable to CoBank. At December 31, 2003, Oglethorpe's headquarters facility was pledged as collateral for the CoBank headquarters note; however, this debt was fully repaid in January 2004 and therefore CoBank no longer has a lien on this facility. Substantially all of the owned tangible and certain of the intangible assets of Oglethorpe are pledged as collateral for the FFB and RUS notes, the CoBank mortgage notes and the mortgage notes issued in conjunction with the sale of PCBs.

    In December 2004, Oglethorpe completed a refunding transaction whereby $11,525,000 of PCBs were issued. The proceeds were used to make PCB principal payments in the same amount that were due on January 1, 2005. In conjunction with this transaction, $913,000 was released from debt service reserve funds and applied to the payment of principal and interest due on the bonds being refunded.

    In connection with a 1997 corporate restructuring, 16.86% of the then outstanding secured PCBs were assumed by GTC, including 16.86% of the PCBs that were refinanced in December 2004. However, GTC agreed with Oglethorpe not to participate in this $11,525,000 refinancing to the extent of their assumed obligation in the PCBs. Pursuant to this agreement, Oglethorpe provided a discount to GTC of approximately $583,000 on the $1,944,000 of principal payments due from GTC in connection with such refinancings. This $583,000 loss will be reported, together with the unamortized transaction costs, as a deferred charge on Oglethorpe's balance sheet and will be amortized over three and half years.

    The annual interest requirement for 2005 is estimated to be $204,404,000.

    Maturities for the long-term debt and amortization of the capital lease obligations through 2009 are as follows:

	(dollars in thousands)
	2005		2006	2007	2008	2009

FFB	$160,435	(1)	$142,375	$149,695	$156,760	$164,848
RUS	519		545	573	603	634
CoBank	214		241	271	305	344
PCBs(2)	9,581		13,190	17,604	18,053	13,414

	170,749		156,351	168,143	175,721	179,240
Capital leases(3)	20,086		19,429	21,081	22,873	24,876

Total	$190,835		$175,780	$189,224	$198,594	$204,116

(1)
Amount includes a $25 million quarterly principal payment due December 31, 2004 but paid January 3, 2005 because due date was a holiday.

(2)
Amounts reflect Oglethorpe's 83.14% share of the debt; GTC's share not included. 2005 amount has been refinanced. Oglethorpe has a plan in place to refinance the 2006 and 2007 PCB maturities.

(3)
Amounts reflect annual amortization of capital leases obligations.

    The weighted average interest rate for long-term debt and capital leases was 5.25% at December 31, 2004.

    Oglethorpe has a $50,000,000 committed short-term line of credit with CFC and another $50,000,000 committed short-term line of credit with CoBank. Both of these credit facilities are for general working capital purposes. No balance was outstanding on either of these two lines of credit at either December 31, 2004 or 2003.

    Oglethorpe has a commercial paper program under which it is authorized to issue commercial paper in amounts that do not exceed the amount of its committed backup lines of credit, thereby providing 100% dedicated support for any paper outstanding. Oglethorpe periodically assesses its needs to determine the appropriate amount to maintain in its backup facility, and currently has in place a $300,000,000 committed backup line of credit that expires in September 2007. In addition to providing dedicated support for commercial paper, the facility may also be used for working capital and for general corporate purposes. However, any amounts drawn under the facility for working capital or general purposes will reduce the amount of commercial paper that Oglethorpe is authorized to issue. No balance was outstanding on this line of credit at either December 31, 2004 or 2003.

    In May 2003, Oglethorpe completed a transaction by which Talbot EMC and Chattahoochee EMC were merged with and into Oglethorpe (see Note 14 where discussed). Pursuant to the merger, Oglethorpe acquired all of the assets and assumed all of the liabilities of Talbot EMC and Chattahoochee EMC. The assets consist of a 618 MW combustion turbine facility referred to as the Talbot Energy Facility and a 468 MW combined cycle facility referred to as the Chattahoochee Energy Facility. Oglethorpe is financing these generating facilities through two loans from the FFB, guaranteed by the RUS. At December 31, 2004, $564,843,000 had been drawn under these loans, and Oglethorpe expects to receive another loan advance of approximately $9,000,000 in 2005. Oglethorpe provided interim financing for these generating facilities through its commercial paper program. However, by December 31, 2003, sufficient funds had been drawn under the FFB loans to retire all outstanding commercial paper issued for this purpose.

6. Electric plant and related agreements:

    Oglethorpe and GPC have entered into agreements providing for the purchase and subsequent joint operation of certain of GPC's electric generating plants. The plant investments disclosed in the table below represent Oglethorpe's share in each co-owned plant, and each co-owner is responsible for providing its own financing. A summary of Oglethorpe's plant investments and related accumulated depreciation as of December 31, 2004 is as follows:

	(dollars in thousands)
Plant	Investment	Accumulated Depreciation

In-service
Owned property
Vogtle Units No. 1 & No. 2 (Nuclear – 30% ownership)	$2,740,318	$1,163,787
Hatch Units No. 1 & No. 2 (Nuclear – 30% ownership)	578,475	307,995
Wansley Units No. 1 & No. 2 (Fossil – 30% ownership)	224,486	99,976
Scherer Unit No. 1 (Fossil – 60% ownership)	476,916	231,894
Rocky Mountain Units No. 1, No. 2 & No. 3 (Hydro – 74.6% ownership)	556,039	105,916
Wansley (Combustion Turbine – 30% ownership)	3,606	2,122
Talbot (Combustion Turbine – 100% ownership)	278,650	19,095
Chattahoochee (Combined cycle – 100% ownership)	296,660	16,677
Generation step-up substations	63,458	32,145
Other	101,036	61,103
Property under capital leases
Doyle (Combustion Turbine – 100% leasehold)	126,990	33,797
Scherer Unit No. 2 (Fossil – 60% leasehold)	337,895	162,685

Total in-service	$5,784,529	$2,237,192

Construction work in progress
Generation improvements	$21,980
Other	850

Total construction work in progress	$22,830

    Oglethorpe, as of December 31, 2004, estimates property additions (excluding nuclear fuel) to be approximately $36,900,000 in 2005, $50,000,000 in 2006 and $84,900,000 in 2007, primarily for replacements and additions to generation facilities.

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

7. Employee benefit plans:

    Oglethorpe has a money purchase pension plan. Under this plan, Oglethorpe contributes 5%, subject to IRS limitations, of each employee's annual compensation. In addition, older employees who participated in the now-terminated defined benefit pension plan received an additional 1% to 2% of compensation through December 31, 2003. There was no additional compensation provided to those older employees in 2004. Oglethorpe's contributions to the plan were approximately $738,000 in 2004, $696,000 in 2003 and $513,000 in 2002.

    Oglethorpe has a contributory 401(k) plan covering substantially all employees. The employee may contribute, subject to IRS limitations, up to 60% of their annual compensation. Oglethorpe, at its discretion, may match the employee's contribution and has done so each year of the plan's existence. Oglethorpe's current policy is to match the employee's contribution as long as there is sufficient margin to do so. The match, which is calculated each pay period, currently can be equal to as much as three-quarters of the first 6% of the employee's compensation, depending on the amount and timing of the employee's contribution. Oglethorpe's contributions to the plan were approximately $603,000 in 2004, $566,000 in 2003 and $621,000 in 2002.

    Effective January 1, 2005, Oglethorpe merged its money purchase pension plan and its contributory 401(k) plan into one plan, the OPC Retirement Plan. Under the new plan, Oglethorpe will continue to contribute 5%, subject to IRS limitations of each employee's annual compensation and at its discretion, may match the employees' 401(k) contributions, up to as much as three-quarters of the first 6% of the employee's contribution.

8. Nuclear insurance:

    GPC, on behalf of all the co-owners of Plants Hatch and Vogtle, is a member of Nuclear Electric Insurance, Ltd. ("NEIL"), a mutual insurer established to provide property damage insurance coverage in an amount up to $500,000,000 for members' nuclear generating facilities. In the event that losses exceed accumulated reserve funds, the members are subject to retroactive assessments (in proportion to their premiums). The portion of the current maximum annual assessment for GPC that would be payable by Oglethorpe, based on ownership share, is limited to approximately $7,836,000 for each nuclear incident.

    GPC, on behalf of all the co-owners of Plants Hatch and Vogtle, has coverage under NEIL II, which provides insurance to cover decontamination, debris removal and premature decommissioning as well as excess property damage to nuclear generating facilities for an additional $2,250,000,000 for losses in excess of the $500,000,000 primary coverage described above. Under the NEIL policies, members are subject to retroactive assessments in proportion to their premiums if losses exceed the accumulated funds available to the insurer under the policy. The portion of the current maximum annual assessment for GPC that would be payable by Oglethorpe, based on ownership share, is limited to approximately $9,365,000.

    For all on-site property damage insurance policies for commercial nuclear power plants, the NRC requires that the proceeds of such policies shall be dedicated first for the sole purpose of placing the reactor in a safe and stable condition after an accident. Any remaining proceeds are next to be applied toward the costs of decontamination and debris removal operations ordered by the NRC, and any further remaining proceeds are to be paid either to the company or to its bond trustees as may be appropriate under the policies and applicable trust indentures.

    The Price-Anderson Act, as amended in 1988, limits public liability claims that could arise from a single nuclear incident to $10,761,000,000 which amount is to be covered by private insurance and a mandatory program of deferred premiums that could be assessed against all owners of nuclear power reactors. Such private insurance provided by American Nuclear

Insurers ("ANI") (in the amount of $300,000,000 for each plant, the maximum amount currently available) is carried by GPC for the benefit of all the co-owners of Plants Hatch and Vogtle. Agreements of indemnity have been entered into by and between each of the co-owners and the NRC. In the event of a nuclear incident involving any commercial nuclear facility in the country involving total public liability in excess of $200,000,000, a licensee of a nuclear power plant could be assessed a deferred premium of up to $100,590,000 per incident for each licensed reactor operated by it, but not more than $10,000,000 per reactor per incident to be paid in a calendar year. On the basis of its sell-back adjusted ownership interest in four nuclear reactors, Oglethorpe could be assessed a maximum of $120,708,000 per incident, but not more than $12,000,000 in any one year. The Price-Anderson Amendments Act expired in August 2002; however, the indemnity provisions of the Act remain in place for commercial nuclear reactors.

    All retrospective assessments, whether generated for liability or property, may be subject to applicable state premium taxes.

    Following the terrorist attacks of September 2001, both ANI and NEIL confirmed that terrorist acts against commercial nuclear power stations would be covered under their insurance. Both companies, however, revised their policy terms on a prospective basis to include an industry aggregate for all "non-certified" terrorists acts (i.e., acts that are not certified acts of terrorism pursuant to the Terrorism Risk Insurance Act of 2002 ("TRIA"). The NEIL aggregate — applies to non-certified claims stemming from terrorism within a 12-month duration — is $3.24 billion plus any amounts available through reinsurance or indemnity from an outside source. The non-certified ANI cap is a $300 million shared industry aggregate. Any act of terrorism that is certified pursuant to the TRIA will not be subject to the foregoing NEIL and ANI limitations, but will be subject to the TRIA annual aggregate limitation of $100 billion of insured losses arising from certified acts of terrorism. The TRIA is scheduled to expire on December 31, 2005.

9. Commitments:

a. Power purchase and sale agreements

    Oglethorpe has utilized power marketer arrangements to reduce the cost of power to the Members. Oglethorpe had a power marketer agreement with LEM, for approximately 50% of the load requirements of 37 of the Members that terminated as of December 31, 2004. Oglethorpe also has an additional power marketer agreement with Morgan Stanley, which was effective May 1, 1997, with respect to 50% of the 39 Members' then forecasted load requirements and terminates on March 31, 2005. The LEM agreement was based on the actual requirements of the participating Members during the contract term, whereas the Morgan Stanley agreement represents a fixed supply obligation. Generally, these arrangements benefited the Members by limiting the risk of unit non-availability and by providing power needs at a fixed price. Most of Oglethorpe's generating facilities and power purchase arrangements are available for use by LEM and Morgan Stanley. Oglethorpe continued to be responsible for all of the costs of its system resources but received revenue from LEM and Morgan Stanley for the use of the resources.

    In October 2004, LEM and its affiliates initiated a binding arbitration process to resolve certain issues relating to the LEM agreement. Oglethorpe expects a decision from the arbitration panel during 2005. Oglethorpe has recorded a $15 million accrual to purchased power energy costs, and a corresponding increase in current liabilities, as a contingent liability to LEM. The $15 million accrual is reflected as an unbilled receivable from the Members on the accompanying balance sheets at December 31, 2004.

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

    In addition, Oglethorpe has entered into various long-term power purchase agreements. As of December 31, 2004, Oglethorpe's minimum purchase commitments under these agreements, without regard to capacity reductions or adjustments for changes in costs, for the next five years and thereafter are as follows:

Year Ending December 31,	(dollars in thousands)

2005	$48,394
2006	34,042
2007	29,332
2008	29,696
2009	30,064
Thereafter	321,929

    Oglethorpe's power purchases from these agreements amounted to approximately $92,039,000 in 2004, $79,371,000 in 2003 and $100,836,000 in 2002.

    Oglethorpe has entered into an agreement with Alabama Electric Cooperative to sell 100 MW of capacity for the period June 1998 through December 2005.

b. Operating leases

    In December 1999 and March 2000, Oglethorpe sold existing coal rail cars and subsequently entered into rental agreements with various terms and expiration dates for the existing and for additional new coal rail cars. On September 23, 2003, Oglethorpe closed a $29 million fifteen-year operating lease related to 523 railcars. The railcars are used to transport coal from the Powder River Basin in Wyoming to Plant Scherer in Georgia. As of December 31, 2004, Oglethorpe's estimated minimum rental commitments for these operating leases over the next five years and thereafter are as follows:

Year Ending December 31,	(dollars in thousands)

2005	$4,806
2006	4,806
2007	4,874
2008	4,975
2009	4,926
Thereafter	48,365

    Rental expenses incurred under these railcars totaled $5,298,000 in 2004, $3,610,000 in 2003 and $3,188,000 in 2002. The rental expenses for the railcars leases are added to the cost of the fossil inventories.

10. Guarantees:

    In November 2002, the FASB issued Interpretation No. 45, Accounting and Disclosure Requirements for Guarantees. The disclosure provisions of the interpretation are effective for financial statements of annual periods that end after December 15, 2002. In addition, Interpretation No. 45 requires recognition of a liability at inception for certain new or modified guarantees issued after or modified after December 31, 2002. As of December 31, 2004 and 2003, Oglethorpe's guarantees included, in addition to the GSOC guarantees discussed below, those disclosed in Note 5 for PCBs assumed by GTC in connection with a corporate restructuring and in Note 2 for rental payments due under the terms of the Rocky Mountain transactions. See Note 2 for discussion of Rocky Mountain transactions.

    The amount of the fair value of Oglethorpe's guarantee related to the PCBs assumed by GTC is immaterial due to the small amount of assumed principal outstanding and the high credit rating of GTC.

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

b. Clean Air Act

    In December 2002, the Sierra Club, Physicians for Social Responsibility, Georgia Forest Watch and one individual filed suit in Federal Court in Georgia against GPC, alleging violations of the Clean Air Act at Plant Wansley. The complaint alleges violations of opacity limits at both the coal-fired units, in which Oglethorpe is a co-owner, and other violations at several of the combined cycle units where Oglethorpe has no ownership interest. This civil action requests injunctive and declaratory relief, civil penalties, a supplemental environmental project and attorneys' fees. In December 2004, the U.S. District Court for the Northern District of Georgia issued an Order holding GPC liable for certain violations of the opacity limits at the coal-fired units. However, in March 2005, the U.S. Court of Appeals for the Eleventh Circuit allowed an immediate appeal of the Court's Order. While Oglethorpe believes that Plant Wansley has complied with applicable laws and regulations, resolution of this matter is uncertain at this time, as is any responsibility of Oglethorpe for a share of any penalties or other costs that might be assessed against GPC.

    In January 2003, the Sierra Club appealed an unsuccessful challenge to an air operating permit for the Chattahoochee combined cycle facility, to the United States Court of Appeals for the Eleventh Circuit. Oglethorpe acquired this facility by merging with Chattahoochee EMC. Oglethorpe intervened in the appeal on behalf of the Environmental Protection Agency (EPA). In May 2004, the Court ruled in favor of the Sierra Club, invalidating EPA's denial of the petition and remanding the matter to EPA for further consideration. Although Oglethorpe believes that the order does not affect facility operations pending further consideration and that a favorable outcome in this matter is likely, an unfavorable ruling could temporarily affect the ability of the facility to continue operations.

12. Ad Valorem Tax Matters:

  Fulton County Appeal

    2003 Appeal. On October 20, 2003, the Georgia Department of Revenue issued a "proposed assessment" of Oglethorpe's property located in the state of Georgia for the 2003 tax year. The proposed assessment sets forth the statewide value and the value of property located in each of twelve Georgia counties where Oglethorpe owns assets. The proposed assessment is sent to each of these counties; the counties then issue their final assessments. On November 21, 2003, Oglethorpe appealed this proposed assessment by filing a complaint in the Fulton County Superior Court. The complaint challenges the state's proposed assessment as it relates to the valuation of Plant Vogtle in Burke County. Oglethorpe believes that the proposed valuation of Oglethorpe's interest in Plant Vogtle of $1,286,125,359 is overstated by about $100 million.

    2004 Appeal. On July 22, 2004, the Georgia Department of Revenue issued a proposed assessment of Oglethorpe's property for the 2004 tax year. On August 23, 2004, Oglethorpe appealed this proposed assessment by filing a complaint with the Fulton County Superior Court. The complaint challenges the state's proposed assessment as it relates to the valuation of Plant Vogtle in Burke County. Oglethorpe believes that the proposed valuation of Oglethorpe's interest in Plant Vogtle of $1,204,690,300 is overstated by about $100 million. Oglethorpe also appealed the state's proposed assessment of Oglethorpe's non-operating property located in Clarke County, on the ground that Oglethorpe does not own non-operating property in Clarke County. Oglethorpe also appealed the State's proposed equalization ratio of 40% in Monroe County, Georgia.

    The parties have negotiated a proposed settlement of the 2003 and 2004 appeals. Subject to approval of the State Board of Equalization, the settlement would adjust the State's proposed assessments to reflect a 2003 value of $1,186,125,359 for Plant Vogtle and a 2004 value of $1,104,690,300 for Plant Vogtle. The settlement would also adjust the State's proposed assessment of Oglethorpe's non-operating property in Georgia to reflect that Oglethorpe does not own non-operating property in Clarke County. Under the proposed settlement, Oglethorpe would withdraw its challenge to the State's proposed equalization ratio, but would reserve its right to challenge the equalization ratio used by the Monroe County Board of Tax Assessors.

  Monroe County Appeal

    2003 Appeal. On October 28, 2003, the Monroe County Board of Assessors issued its assessment of Oglethorpe's interest in Plant Scherer for the 2003 tax year. While the state valued this interest at $330,538,885, Monroe County's assessment used a valuation of $898,722,327. On December 11, 2003, Oglethorpe appealed Monroe County's valuation by filing a notice of arbitration with the Superior Court of Monroe County.

    2004 Appeal. On July 8, 2004, the Monroe County Board of Assessors issued its assessment of Oglethorpe's interest in Plant Scherer for the 2004 tax year. While the state valued this interest for the 2004 tax year at $362,685,639, Monroe County's assessment used a valuation of $817,826,084. On August 20, 2004, Oglethorpe appealed Monroe County's valuation by filing a notice of arbitration with the Superior Court of Monroe County.

    The arbitration for both appeals will be heard by a panel of arbitrators, with the right of appeal first to Monroe County Superior Court and then to the Georgia appellate courts. Neither appeal has been sent to the arbitrators.

    Oglethorpe accrues for property taxes on a monthly basis, which are generally paid in the fourth quarter of the year. For 2004 and 2003, Oglethorpe increased its accrual by $4,096,000 and $4,884,000, respectively, for property taxes relating to Plant Scherer, however, Oglethorpe plans to vigorously oppose these increased assessments through the appeals process described above.

13. Quarterly financial data:

    Summarized quarterly financial information for 2004 and 2003 is as follows:

	(dollars in thousands)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2004
Operating revenues	$304,844	$328,416	$367,489	$312,023
Operating margin	56,044	50,501	53,922	37,595
Net margin	12,718	2,676	4,394	(2,551)
2003
Operating revenues	$273,491	$292,611	$352,285	$285,166
Operating margin	55,078	54,605	57,278	40,451
Net margin	9,919	6,491	6,212	(5,773)

    The negative net margins for the fourth quarters of 2004 and 2003 is the result of reductions to revenue requirements of $13,710,000 and $10,394,000, respectively, approved by Oglethorpe's Board of Directors.

14. Merger of Chattahoochee EMC and Talbot EMC:

    Effective May 1, 2003, Oglethorpe acquired all of the assets and assumed all of the liabilities of Chattahoochee EMC and Talbot EMC for $609 million. The merger was accounted for under the purchase method of accounting. The assets primarily consist of the Chattahoochee combined cycle generating facility and the Talbot combustion turbine generating facility. The book value of Chattahoochee EMC and Talbot EMC as of the effective merger date was approximately $609 million, which approximated fair value. The assets and liabilities and results of operations have been included in Oglethorpe's financial statements since the effective date of the merger.

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

       Oglethorpe's system of internal controls is evaluated on an ongoing basis by a qualified internal audit staff. The Corporation's independent registered public accounting firm also considers certain elements of the internal control system in order to determine their auditing procedures for the purpose of expressing an opinion on the financial statements.

       Management believes that its policies and procedures provide reasonable assurance that Oglethorpe's operations are conducted with a high standard of business ethics. In management's opinion, the financial statements present fairly, in all material respects, the financial position, results of operations, and cash flows of Oglethorpe.

Thomas A. Smith
President and Chief Executive Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of Oglethorpe Power Corporation:

       In our opinion, the accompanying balance sheets and statements of capitalization and the related statements of revenues and expenses, patronage capital and of cash flows present fairly, in all material respects, the financial position of Oglethorpe Power Corporation at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Atlanta, Georgia
March 15, 2005

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

ITEM 9A. CONTROLS AND PROCEDURES

       Within 90 days prior to the filing date of this report, Oglethorpe carried out an evaluation, under the supervision and with the participation of its management, including its President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Oglethorpe's disclosure controls and procedures are effective to ensure that information required to be disclosed by Oglethorpe in the reports that Oglethorpe files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods required by the Securities Exchange Act and the rules thereunder.

    No significant changes occurred in Oglethorpe's internal controls or in other factors that could significantly affect its internal controls since the date of its evaluation. Oglethorpe has not found any significant deficiencies or material weaknesses in these controls which require any corrective actions since the date of Oglethorpe's evaluation.

ITEM 9B. OTHER INFORMATION

       None.

PART III

         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Oglethorpe has a thirteen member Board of Directors consisting of eleven directors elected from the Members (the "Member Directors") and two independent outside directors (the "Outside Directors"). Five of the Member Directors must be a general manager of an Oglethorpe Member located in each of five geographical regions of the State of Georgia. An additional five Member Directors must be a director of an Oglethorpe Member located in each of five geographical regions of the State of Georgia. The eleventh Member Director must be a director of an Oglethorpe Member. An Oglethorpe Member may not have both its general manager and one of its directors serve as a director of Oglethorpe at the same time.

    No person may simultaneously serve as a director of Oglethorpe and either GTC or GSOC, and the Outside Directors may not be a director, officer or employee of GTC, GSOC or any Member or an officer or employee of Oglethorpe. The directors are nominated by representatives from each Member whose weighted nomination is based on the number of retail customers served by each Member, and after nomination, elected by a majority vote of the Members, voting on a one-Member, one-vote basis. The directors serve staggered three-year terms.

    Oglethorpe is managed and operated under the direction of a President and Chief Executive Officer, who is appointed by the Board of Directors. The Senior Officers and Directors of Oglethorpe are as follows:

Name	Age	Position

Thomas A. Smith	50	President and Chief Executive Officer
Michael W. Price	44	Chief Operating Officer
W. Clayton Robbins	58	Senior Vice President, Administration and Risk Management
Elizabeth B. Higgins	36	Chief Financial Officer
Jami G. Reusch	42	Vice President, Human Resources
Benny W. Denham	74	Chairman of the Board, Member Director, Southwest Region
J. Sam L. Rabun	73	Vice Chairman of the Board, Member Director, Central Region
Larry N. Chadwick	64	Member Director, Northwest Region
Marshall S. Millwood	55	Member Director, Northeast Region
M. Anthony Ham	53	Member Director, Southeast Region
H.B. Wiley, Jr.	60	Member Director, Statewide
Jeffrey W. Murphy	41	Manager Director, Northeast Region
Gary A. Miller	44	Manager Director, Northwest Region
C. Hill Bentley	57	Manager Director, Central Region
Gary W. Wyatt	52	Manager Director, Southwest Region
Robert E. Rentfrow	50	Member Director, Southeast Region
Wm. Ronald Duffey	63	Outside Director
John S. Ranson	75	Outside Director

    Oglethorpe has an Audit Committee, whose members are Wm. Ronald Duffey, Jeffrey W. Murphy, Marshall S. Millwood, Robert E. Rentfrow and H.B. Wiley, Jr. Mr. Duffey is the Chairman of the Audit Committee. The Board of Directors has determined that Mr. Duffey qualifies as an independent audit committee financial expert.

    Oglethorpe has adopted a Code of Ethics that applies to the Senior Officers and the Controller of Oglethorpe.

    Thomas A. Smith is the President and Chief Executive Officer of Oglethorpe and has served in that capacity since September 1999. He previously served as Senior Vice President and Chief Financial Officer of Oglethorpe from September 1998 to August 1999, Senior Financial Officer from 1997 to August 1998, Vice President, Finance from 1986 to 1990, Manager of Finance from 1983 to 1986 and Manager, Financial Services from 1979 to 1983. From 1990 to 1997, Mr. Smith was Senior Vice President of the Rural Utility Banking Group of CoBank, where he managed the bank's eastern division, rural utilities. Mr. Smith is a Certified Public Accountant, has a Master of Science degree in Industrial Management-Finance from the Georgia Institute of Technology, a Master of Science degree in Analytical Chemistry from Purdue University and a Bachelor of Arts degree in Mathematics and Chemistry from Catawba College. Mr. Smith is a Director of ACES Power Marketing, the Georgia

Chamber of Commerce, and En-Touch Systems, Inc. Mr. Smith is also a member of the NERC Stakeholders Committee and a member of the Advisory Board of Mid-South Telecommunications, Inc.

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

    Elizabeth B. Higgins is the Chief Financial Officer of Oglethorpe and has served in that office since July 2004. Ms. Higgins served as Senior Vice President, Finance & Planning from July 2003 to July 2004. Ms. Higgins served as Vice President of Oglethorpe with various responsibilities including strategic planning, rates, analysis and member relations from September 2000 to July 2003. Ms. Higgins served as the Vice President and Assistant to the Chief Executive Officer from October 1999 to September 2000 and served in other capacities for Oglethorpe from April 1997 to September 1999. Prior to that, Ms. Higgins served as Project Manager at Southern Engineering from October 1995 to April 1997, as Senior Consultant at Deloitte & Touche, LLP from April 1995 to October 1995, and as Senior Consultant at Energy Management Associates from June 1991 to April 1995. In these positions, Ms. Higgins was responsible for competitive bidding analyses, rate designs, integrated resource planning studies, operational/dispatch studies, bulk power market analysis, merger analyses and litigation support. Ms. Higgins has a Bachelor of Industrial Engineering degree from the Georgia Institute of Technology and a Master of Business Administration degree from Georgia State University.

    Jami G. Reusch is the Vice President, Human Resources and has served in that office since July 2004. Ms. Reusch served as Oglethorpe's Director of Human Resources and held several other management and staff positions in Human Resources prior to July 2004. Prior to joining Oglethorpe in 1994, Ms. Reusch was a senior officer in the banking industry in Georgia, where she held various leadership roles. Ms. Reusch has a Bachelor of Education degree and a Master of Human Resource Development degree from Georgia State University. She also has a Senior Professional in Human Resources certification.

    Benny W. Denham is Chairman of the Board and Member Director from the Southwest Region. He has served on the Board of Directors of Oglethorpe since December 1988. His present term will expire in March 2007. Mr. Denham has been co-owner of Denham Farms in Turner County, Georgia since 1980. Mr. Denham is on the Board of Directors of Community National Bank of Ashburn, Georgia, and a Director of Irwin EMC.

    J. Sam L. Rabun is the Vice-Chairman of the Board and is the Member Director from the Central Region. He is also the Chairman of the Compensation Committee. He has been the owner and operator of a farm in Jefferson County, Georgia since 1979. He is also a 50% owner of R&R Livestock Farms, Inc. He has served on the Board of Directors of Oglethorpe since March 1993. His present term will expire in March 2007. Mr. Rabun served as the President of the Board of Jefferson EMC from 1993 to 1996, was employed as General Manager from 1974 to 1979 and as Office Manager and Accountant from 1970 to 1974. Mr. Rabun is Vice-Chairman of the Board of the Georgia Energy Cooperative.

    Larry N. Chadwick is the Member Director from the Northwest Region. He is also a member of the Compensation Committee. He has served on the Board of Directors of Oglethorpe since July 1989. His present term will expire in March 2008. Mr. Chadwick is an engineer, with experience in the design of hydrogen gas plants. He is Chairman of the Board of Cobb EMC.

    Marshall S. Millwood is the Member Director from the Northeast Region. He became a member of the Board of Directors in March 2003, and his term will expire in March 2006. He is also a member of the Audit Committee. He has been the owner and operator of Marjomil Inc., a poultry and cattle farm in Forsyth County, Georgia, since 1998. He is a Director of Sawnee EMC.

    M. Anthony Ham is the Member Director from the Southeast Region. He became a member of the Board of Directors of Oglethorpe in March 2004, and his term will expire in March 2008. Mr. Ham is the Clerk of the Superior and Juvenile Courts in Brantley County, Georgia. He is a Director of Okefenoke Rural EMC.

    H.B. Wiley, Jr. is the Member Director elected statewide. He became a member of the Board of Directors in March 2003 and his term will expire in March 2006. Mr. Wiley previously served as a member of the Board of Directors from July 1994 until March 1997. He is also a member of the Audit Committee. Mr. Wiley has been an associate broker in real estate since 1994. Prior to that he owned and operated a dairy farm in Oconee County, Georgia from 1973 to 1994. During that time he served on the board of Atlanta Dairies Cooperative and Georgia Milk Producers Board. He has been a director of Walton EMC since June 1993, and served as its Chairman of the Board from June 2000 to June 2003. Mr. Wiley has Bachelor of Science degree from the University of Georgia. Mr. Wiley served in the U.S. Army Engineers from 1968 to 1971, and received a Bronze Star for service in Vietnam.

    Jeffrey W. Murphy is the Manager Director from the Northeast Region. He became a member of the Board of Directors of Oglethorpe in March 2004, and his term will expire in March 2006. Mr. Murphy has been the President and CEO of Hart EMC since May 2002. He is also a Director of the Georgia Electric Cooperative.

    Gary A. Miller is the Manager Director from the Northwest Region. Mr. Miller became a member of the Board of Directors of Oglethorpe in March 2004, and his term will expire in March 2006. Mr. Miller has been the President and CEO of GreyStone Power Corporation since January 1999. Mr. Miller is the Treasurer of the Development Authority of Douglas County. He is the President of the Georgia Rural Electric Managers Association. He is also a past Chairman of the Douglas County Chamber of Commerce. He is also a member of the Compensation Committee.

    C. Hill Bentley is the Manager Director from the Central Region. He became a member of the Board of Directors of Oglethorpe in March 2004, and his term will expire in March 2007. He is the CEO of Tri-County EMC. He is the Chairman of the Board of the Jones County/Gray Chamber of Commerce and a member of the Bibb County Chamber of Commerce and Georgia Chamber of Commerce. He is the Vice President of the Georgia Rural Electric Managers Association and on the Business Advisory Council for Georgia College and State University.

    Gary W. Wyatt is the Manager Director from the Southwest Region. He became a member of the Board of Directors of Oglethorpe in March 2004, and his term will expire in March 2007. He is the President and CEO of Pataula EMC. He is a past Chairman of the Georgia Rural Electric Managers Association. He is a past President of the Randolph-Cuthbert Chamber of Commerce. Mr. Wyatt is a graduate of Darton College.

    Robert E. Rentfrow is the Manager Director from the Southeast Region. Mr. Rentfrow became a Member of the Board of Directors of Oglethorpe in June 2002. Mr. Rentfrow is a member of the Audit Committee. Mr. Rentfrow's term on the Board of Directors of Oglethorpe will expire in March 2008. Mr. Rentfrow has been the President and Chief Executive Officer of Satilla Rural EMC since January 1996 and has been associated with EMCs in Georgia for the past 17 years. Mr. Rentfrow serves as Director on the Governor's Workforce Investment Board and is a member of the Southeast Georgia Financial Board. Mr. Rentfrow also serves as Chairman of the Bacon County Industrial Building Authority and is a member of the Waycross College Board of Trustees. Mr. Rentfrow is a graduate of Southern Technical Institute and Georgia Southern College.

    Wm. Ronald Duffey is an Outside Director. He has served on the Board of Directors of Oglethorpe since March 1997. He is the Chairman of the Audit Committee. His term will expire in March 2006. Mr. Duffey is the Chairman of the Board of Directors of Peachtree National Bank in Peachtree City, Georgia, a wholly owned subsidiary of Synovus Financial Corp. Prior to his employment in 1985 with Peachtree National Bank, Mr. Duffey served as Executive Vice President and Member of the Board of Directors for First National Bank in Newnan, Georgia. He holds a Bachelor of Business Administration from Georgia State College with a concentration in finance and has completed banking courses at the School of Banking of the South, Louisiana State University, the American Bankers Association School of Bank Investments, and The Stonier Graduate School of Banking, Rutgers University. Mr. Duffey is a Director of Fayette Community Hospital and The Georgia Economic Development Corp.

    John S. Ranson is an Outside Director. He has served on the Board of Directors of Oglethorpe since March 1997. His term will expire in March 2008. He is also a member of the Compensation Committee. He has been the President of Ranson Municipal Consultants, L.L.C., a financial advisor in Wichita, Kansas, since 1994. From 1990 to 1994, Mr. Ranson was Chairman of Ranson Capital Corp., an investment banking firm. Mr. Ranson has been in the investment banking business since 1953. His public finance clients have included the Kansas Turnpike Authority, the Kansas Municipal Energy Agency, the Kansas Municipal Gas Agency, and the Kansas City (Kansas) Board of Public Utilities. Mr. Ranson received his Bachelor of Science in Business Administration from the University of Kansas (Lawrence, Kansas) and attended the Navy Supply Corps School in Bayonne, New Jersey.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

    The following table sets forth, for Oglethorpe's President and Chief Executive Officer and for the four other executive officers, all compensation paid or accrued for services rendered in all capacities during the years ended December 31, 2004, 2003 and 2002.

		Annual Compensation
Name and Principal Position	Year	Salary	Bonus	All Other Compensation(1)

Thomas A. Smith President and Chief Executive Officer	2004 2003 2002	$360,833 325,000 320,000	$120,540 91,910 115,349	$120,638 169,810 193,736	(2)
Michael W. Price Chief Operating Officer	2004 2003 2002	206,995 206,669 196,267	71,859 56,198 70,530	19,912 19,438 19,346
Elizabeth B. Higgins Chief Financial Officer	2004 2003 2002	190,557 164,683 148,434	69,569 42,067 46,381	44,661 73,404 16,165	(3)
W. Clayton Robbins Senior Vice President, Administration and Risk Management	2004 2003 2002	182,470 182,640 176,483	55,298 43,878 55,068	20,936 21,921 17,473
Jami G. Reusch Vice President, Human Resources(4)	2004	105,458	34,655	11,163

(1)
Figures for 2004 consist of contributions made by Oglethorpe under the 401(k) Retirement Savings Plan on behalf of Mr. Smith, Mr. Price, Mr. Robbins, Ms. Higgins and Ms. Reusch of $9,146, $9,225, $9,063, $9,056 and $4,746, respectively; contributions under Oglethorpe's Money Purchase Pension Plan on behalf of Mr. Smith, Mr. Price, Mr. Robbins, Ms. Higgins and Ms. Reusch of $10,250, $10,250, $10,250, $10,250 and $6,101, respectively; and insurance premiums paid on term life insurance on behalf of Mr. Smith, Mr. Price, Mr. Robbins, Ms. Higgins and Ms. Reusch of $1,242, $437, $1,623, $356 and $317, respectively.

(2)
Includes a contribution under Oglethorpe's Executive Supplemental Retirement Plan of $75,000 and a retention bonus of $25,000 paid pursuant to Mr. Smith's employment agreement.

(3)
Includes a retention bonus of $25,000 paid pursuant to Ms. Higgins' employment agreement.

(4)
Ms. Reusch became an executive officer of Oglethorpe in 2004. The information provided includes all compensation paid to her in 2004.

Compensation of Directors

    Oglethorpe pays its Outside Directors a fee of $5,500 per Board meeting for four meetings in a year; a fee of $1,000 per Board meeting will be paid for the remaining other Board meetings in a year. Outside Directors are also paid $1,000 per day for attending committee meetings, annual meetings of the Members or other official business of Oglethorpe. Member Directors are paid a fee of $1,000 per Board meeting and $600 per day for attending committee meetings, annual meetings of the Members or other official business of Oglethorpe. In addition, Oglethorpe reimburses all Directors for out-of-pocket expenses incurred in attending a meeting. All Directors are paid $50 per day when participating in meetings by conference call. The Chairman of the Board is paid an additional 20% of his Director's fee per Board meeting for time involved in preparing for the meetings. The Audit Committee Financial Expert is paid an additional $400 per Audit Committee meeting for the time involved in fulfilling that role.

Employment Contracts

    Oglethorpe entered into an Employment Agreement with Thomas A. Smith, Oglethorpe's President and Chief Executive Officer, effective March 15, 2002. The agreement extends until December 31, 2004, and automatically renews for successive one-year periods unless either party gives notice of termination 24 months prior to the expiration of the agreement or any extension of the agreement. The agreement has automatically renewed until December 31, 2007. Mr. Smith's minimum base salary is $325,000 per year, and is annually adjusted by the Board of Directors of Oglethorpe. In addition, Mr. Smith has opportunities for variable pay for accomplishing goals set by Oglethorpe's Board of Directors each year.

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

    Oglethorpe has also entered into Employment Agreements with Michael W. Price, W. Clayton Robbins, Elizabeth B. Higgins and Jami G. Reusch, Oglethorpe's Chief Operating Officer, Senior Vice President of Administration and Risk Management, Chief Financial Officer and Vice President, Human Resources, respectively. Each agreement automatically renews for successive one-year periods ending each December 31 unless either party gives notice of termination 13 months prior to the expiration of any extension of the Agreement. Minimum annual base salaries are $172,000 for Mr. Price, $164,000 for Mr. Robbins, $165,000 for Ms. Higgins and $115,000 for Ms. Reusch. Salaries are annually adjusted by the Board of Directors of Oglethorpe. Each executive has opportunities for variable pay for accomplishing goals set by Oglethorpe's Board of Directors each year.

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

Compensation Committee Interlocks and Insider Participation

    J. Sam L. Rabun, John S. Ranson, Gary A. Miller and Larry N. Chadwick served as members of the Oglethorpe Power Corporation Compensation Committee in 2004. J. Sam L. Rabun served as the Vice Chairman of the Board in 2004.

    Gary A. Miller is a Director of Oglethorpe and the President and Chief Executive Officer of GreyStone Power Corporation. GreyStone Power Corporation is a Member of Oglethorpe and has a Wholesale Power Contract with Oglethorpe. GreyStone Power Corporation's payments to Oglethorpe under the Wholesale Power Contract accounted for approximately 7% of Oglethorpe's total revenues and 63% of GreyStone Power Corporation's total revenues in 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

       Not applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Robert E. Rentfrow is a Director of Oglethorpe and the President and Chief Executive Officer of Satilla Rural EMC. Satilla Rural EMC is a Member of Oglethorpe and has a Wholesale Power Contract with Oglethorpe. Satilla Rural EMC's payments to Oglethorpe under the Wholesale Power Contract accounted for approximately 2% of Oglethorpe's total revenues and 43% of Satilla Rural EMC's total revenues in 2004.

    Jeffrey W. Murphy is a Director of Oglethorpe and the President and Chief Executive Officer of Hart EMC. Hart EMC is a Member of Oglethorpe and has a Wholesale Power Contract with Oglethorpe. Hart EMC's payments to Oglethorpe under the Wholesale Power Contract accounted for approximately 2% of Oglethorpe's total revenues and 52% of Hart EMC's total revenues in 2004.

    Gary A. Miller is a Director of Oglethorpe and the President and Chief Executive Officer of GreyStone Power Corporation. GreyStone Power Corporation is a Member of Oglethorpe and has a Wholesale Power Contract with Oglethorpe. GreyStone Power Corporation's payments to Oglethorpe under the Wholesale Power Contract accounted for approximately 7% of Oglethorpe's total revenues and 63% of GreyStone Power Corporation's total revenues in 2004.

    C. Hill Bentley is a Director of Oglethorpe and the Chief Executive Officer of Tri-County EMC. Tri-County EMC is a Member of Oglethorpe and has a Wholesale Power Contract with Oglethorpe. Tri-County EMC's payments to Oglethorpe under the Wholesale Power Contract accounted for approximately 1% of Oglethorpe's total revenues and 56% of Tri-County EMC's total revenues in 2004.

    Gary W. Wyatt is a Director of Oglethorpe and the President and Chief Executive Officer of Pataula EMC. Pataula EMC is a Member of Oglethorpe and has a Wholesale Power Contract with Oglethorpe. Pataula EMC's payments to Oglethorpe under the Wholesale Power Contract accounted for approximately less than 1% of Oglethorpe's total revenues and 42% of Pataula EMC's total revenues in 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

       For 2004 and 2003, fees for services provided by Oglethorpe's principal accountants, PricewaterhouseCoopers LLP were as follows:

	(dollars in thousands)
	2004	2003

Audit Fees(1)	$209	$172
Tax Fees(2)	24	63
Audit-Related Fees(3)	–	37
All Other Fees(4)	–	–

Total	$233	$272

(1)
Audit of annual financial statements and review of financial statements included in SEC filings.

(2)
Professional tax services including tax consultation and tax return preparation.

(3)
Services rendered in connection with the review of an SEC comment letter.

    In considering the nature of the services provided by the independent auditor, the Audit Committee determined that such services are compatible with the provision of independent audit services. The Audit Committee discussed these services with Management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the Securities and Exchange Commission to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

Pre-Approval Policy

    The services performed by Pricewaterhouse-Coopers LLP, in 2004 were pre-approved in accordance with the pre-approval policy and procedures adopted by the Audit Committee. The policy requires that requests for all services must be submitted to the Audit Committee for specific pre-approval and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  List of Documents Filed as a Part of This Report.

		Page
(1)	Financial Statements (Included under "Financial Statements and Supplementary Data")
	Statements of Revenues and Expenses, For the Years Ended December 31, 2004, 2003 and 2002	43
	Balance Sheets, As of December 31, 2004 and 2003	44
	Statements of Capitalization, As of December 31, 2004 and 2003	46
	Statements of Cash Flows, For the Years Ended December 31, 2004, 2003 and 2002	47
	Statements of Patronage Capital and Membership Fees And Accumulated Other Comprehensive Margin For the Years Ended December 31, 2004, 2003 and 2002	48
	Notes to Financial Statements	49
	Report of Management	67
	Report of Independent Registered Public Accounting Firm	67
(2)	Financial Statement Schedules
	None applicable.
(3)	Exhibits

    Exhibits marked with an asterisk (*) are hereby incorporated by reference to exhibits previously filed by the Registrant as indicated in parentheses following the description of the exhibit.

Number		Description

*2.1	–	Second Amended and Restated Restructuring Agreement, dated February 24, 1997, by and among Oglethorpe, Georgia Transmission Corporation (An Electric Membership Corporation) and Georgia System Operations Corporation. (Filed as Exhibit 2.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*2.2	–	Member Agreement, dated August 1, 1996, by and among Oglethorpe, Georgia Transmission Corporation (An Electric Membership Corporation), Georgia System Operations Corporation and the Members of Oglethorpe. (Filed as Exhibit 2.2 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*3.1(a)	–	Restated Articles of Incorporation of Oglethorpe, dated as of July 26, 1988. (Filed as Exhibit 3.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1988, File No. 33-7591.)
*3.1(b)	–	Amendment to Articles of Incorporation of Oglethorpe, dated as of March 11, 1997. (Filed as Exhibit 3(i)(b) to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
3.2	–	Bylaws of Oglethorpe, as amended and restated, as of March 21, 2005.
*4.1	–	Form of Serial Facility Bond Due June 30, 2011 (included in Collateral Trust Indenture filed as Exhibit 4.2.)
*4.2	–	Collateral Trust Indenture, dated as of December 1, 1997, between OPC Scherer 1997 Funding Corporation A, Oglethorpe and SunTrust Bank, Atlanta, as Trustee. (Filed as Exhibit 4.2 to the Registrant's Form S-4 Registration Statement, File No. 333-42759.)
*4.3	–	Nonrecourse Promissory Lessor Note No. 2, with a Schedule identifying three other substantially identical Nonrecourse Promissory Lessor Notes and any material differences. (Filed as Exhibit 4.3 to the Registrant's Form S-4 Registration Statement, File No. 333-42759.)

*4.4	–	Amended and Restated Indenture of Trust, Deed to Secure Debt and Security Agreement No. 2, dated December 1, 1997, between Wilmington Trust Company and NationsBank, N.A. collectively as Owner Trustee, under Trust Agreement No. 2, dated December 30, 1985, with DFO Partnership, as assignee of Ford Motor Credit Company, and The Bank of New York Trust Company of Florida, N.A. as Indenture Trustee, with a Schedule identifying three other substantially identical Amended and Restated Indentures of Trust, Deeds to Secure Debt and Security Agreements and any material differences. (Filed as Exhibit 4.4 to the Registrant's Form S-4 Registration Statement, File No. 333-42759.)
*4.5(a)	–	Lease Agreement No. 2 dated December 30, 1985, between Wilmington Trust Company and William J. Wade, as Owner Trustees under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, Lessor, and Oglethorpe, Lessee, with a Schedule identifying three other substantially identical Lease Agreements. (Filed as Exhibit 4.5(b) to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*4.5(b)	–	First Supplement to Lease Agreement No. 2 (included as Exhibit B to the Supplemental Participation Agreement No. 2 listed as 10.1.1(b)).
*4.5(c)	–	First Supplement to Lease Agreement No. 1, dated as of June 30, 1987, between The Citizens and Southern National Bank as Owner Trustee under Trust Agreement No. 1 with IBM Credit Financing Corporation, as Lessor, and Oglethorpe, as Lessee. (Filed as Exhibit 4.5(c) to the Registrant's Form 10-K for the fiscal year ended December 31, 1987, File No. 33-7591.)
*4.5(d)	–	Second Supplement to Lease Agreement No. 2, dated as of December 17, 1997, between NationsBank, N.A., acting through its agent, The Bank of New York, as an Owner Trustee under the Trust Agreement No. 2, dated December 30, 1985, among DFO Partnership, as assignee of Ford Motor Credit Company, as the Owner Participant, and the Original Trustee, as Lessor, and Oglethorpe, as Lessee, with a Schedule identifying three other substantially identical Second Supplements to Lease Agreements and any material differences. (Filed as Exhibit 4.5(d) to the Registrant's Form S-4 Registration Statement, File No. 333-42759.)
*4.6	–	Amended and Restated Loan Contract, dated as of May 21, 2003, between Oglethorpe and the United States of America, together with two notes executed and delivered pursuant thereto. (Filed as Exhibit 4.6 to the Registrant's Form 10-K for the fiscal year ended December 31, 2003, File No. 33-7591.)
*4.7.1(a)	–	Indenture, dated as of March 1, 1997, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee. (Filed as Exhibit 4.8.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*4.7.1(b)	–	First Supplemental Indenture, dated as of October 1, 1997, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1997B (Burke) Note. (Filed as Exhibit 4.8.1(b) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1997, File No. 33-7591.)
*4.7.1(c)	–	Second Supplemental Indenture, dated as of January 1, 1998, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 1997C (Burke) Note. (Filed as Exhibit 4.7.1(c) to the Registrant's Form 10-K for the fiscal year ended December 31, 1997, File No. 33-7591.)
*4.7.1(d)	–	Third Supplemental Indenture, dated as of January 1, 1998, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 1997A (Monroe) Note. (Filed as Exhibit 4.7.1(d) to the Registrant's Form 10-K for the fiscal year December 31, 1997, File No. 33-7591.)
*4.7.1(e)	–	Fourth Supplemental Indenture, dated as of March 1, 1998, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1998A (Burke) and 1998B (Burke) Notes. (Filed as Exhibit 4.7.1(e) to the Registrant's Form 10-K for the fiscal year ended December 31, 1998, File No. 33-7591.)
*4.7.1(f)	–	Fifth Supplemental Indenture, dated as of April 1, 1998, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1998 CFC Note. (Filed as Exhibit 4.7.1(f) to the Registrant's Form 10-K for the fiscal year ended December 31, 1998, File No. 33-7591.)

*4.7.1(g)	–	Sixth Supplemental Indenture, dated as of January 1, 1999, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1998C (Burke) Note. (Filed as Exhibit 4.7.1(g) to the Registrant's Form 10-K for the fiscal year ended December 31, 1998, File No. 33-7591.)
*4.7.1(h)	–	Seventh Supplemental Indenture, dated as of January 1, 1999, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1998A (Monroe) Note. (Filed as Exhibit 4.7.1(h) to the Registrant's Form 10-K for the fiscal year ended December 31, 1998, File No. 33-7591.)
*4.7.1(i)	–	Eighth Supplemental Indenture, dated as of November 1, 1999, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1999B (Burke) Note. (Filed as Exhibit 4.7.1(i) to the Registrant's Form 10-K for the fiscal year ended December 31, 1999, File No. 33-7591.)
*4.7.1(j)	–	Ninth Supplemental Indenture, dated as of November 1, 1999, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1999B (Monroe) Note. (Filed as Exhibit 4.7.1(j) to the Registrant's Form 10-K for the fiscal year ended December 31, 1999, File No. 33-7591.)
*4.7.1(k)	–	Tenth Supplemental Indenture, dated as of December 1, 1999, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1999 Lease Notes. (Filed as Exhibit 4.7.1(k) to the Registrant's Form 10-K for the fiscal year ended December 31, 1999, File No. 33-7591.)
*4.7.1(l)	–	Eleventh Supplemental Indenture, dated as of January 1, 2000, made by Oglethorpe to SunTrust Bank as trustee, relating to the Series 1999A (Burke) Note. (Filed as Exhibit 4.7.1(l) to the Registrant's Form 10-K for the fiscal year ended December 31, 1999, File No. 33-7591.)
*4.7.1(m)	–	Twelfth Supplemental Indenture, dated as of January 1, 2000, made by Oglethorpe to SunTrust Bank as trustee, relating to the Series 1999A (Monroe) Note. (Filed as Exhibit 4.7.1(m) to the Registrant's Form 10-K for the fiscal year ended December 31, 1999, File No. 33-7591.)
*4.7.1(n)	–	Thirteenth Supplemental Indenture, dated as of January 1, 2001, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2000 (Burke) Note. (Filed as Exhibit 4.7.1(n) to the Registrant's Form 10-K for the fiscal year ended December 31, 2000, File No. 33-7591.)
*4.7.1(o)	–	Fourteenth Supplemental Indenture, dated as of January 1, 2001, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2000 (Monroe) Note. (Filed as 4.7.1(o) to the Registrant's Form 10-K for the fiscal year ended December 31, 2000, File No. 33-7591.)
*4.7.1(p)	–	Fifteenth Supplemental Indenture, dated as of January 1, 2002, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2001 (Burke) Note. (Filed as Exhibit 4.7.1(p) to the Registrant's Form 10-K for the fiscal year ended December 31, 2001, File No. 33-7591.)
*4.7.1(q)	–	Sixteenth Supplemental Indenture, dated as of January 1, 2002, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2001 (Monroe) Note. (Filed as Exhibit 4.7.1(q) to the Registrant's Form 10-K for the fiscal year ended December 31, 2001, File No. 33-7591.)
*4.7.1(r)	–	Seventeenth Supplemental Indenture, dated as of October 1, 2002, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2002A (Burke) Note. (Filed as Exhibit 4.7.1(r) to the Registrant's Form 10-K for the fiscal year ended December 31, 2002, File No. 33-7591.)
*4.7.1(s)	–	Eighteenth Supplemental Indenture, dated as of October 1, 2002, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2002B (Burke) Note. (Filed as Exhibit 4.7.1(s) to the Registrant's Form 10-K for the fiscal year ended December 31, 2002, File No. 33-7591.)

*4.7.1(t)	–	Nineteenth Supplemental Indenture, dated as of January 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2002C (Burke) Note. (Filed as Exhibit 4.7.1(t) to the Registrant's Form 10-K for the fiscal year ended December 31, 2002, File No. 33-7591.)
*4.7.1(u)	–	Twentieth Supplemental Indenture, dated as of January 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2002 (Monroe) Note. (Filed as Exhibit 4.7.1(u) to the Registrant's Form 10-K for the fiscal year ended December 31, 2002, File No. 33-7591.)
*4.7.1(v)	–	Twenty-First Supplemental Indenture, dated as of January 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2002 (Appling) Note. (Filed as Exhibit 4.7.1(v) to the Registrant's Form 10-K for the fiscal year ended December 31, 2002, File No. 33-7591.)
*4.7.1(w)	–	Twenty-Second Supplemental Indenture, dated as of March 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2003 (FFB M-8) Note and Series 2003 (RUS M-8) Reimbursement Note. (Filed as Exhibit 4.7.1(w) to the Registrant's Form 10-Q for the quarterly period ended September 30, 2003, File No. 33-7591.)
*4.7.1(x)	–	Twenty-Third Supplemental Indenture, dated as of March 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2003 (FFB N-8) Note and Series 2003 (RUS N-8) Reimbursement Note. (Filed as Exhibit 4.7.1(x) to the Registrant's Form 10-Q for the quarterly period ended September 30, 2003, File No. 33-7591.)
*4.7.1(y)	–	Twenty-Fourth Supplemental Indenture, dated as of December 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2003A (Appling) Note. (Filed as Exhibit 4.7.1(y) to the Registrant's Form 10-K for the fiscal year ended December 31, 2003, File No. 33-7591.)
*4.7.1(z)	–	Twenty-Fifth Supplemental Indenture, dated as of December 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2003A (Burke) Note. (Filed as Exhibit 4.7.1(z) to the Registrant's Form 10-K for the fiscal year ended December 31, 2003, File No. 33-7591.)
*4.7.1(aa)	–	Twenty-Sixth Supplemental Indenture, dated as of December 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2003B (Burke) Note. (Filed as Exhibit 4.7.1(aa) to the Registrant's Form 10-K for the fiscal year ended December 31, 2003, File No. 33-7591.)
*4.7.1(bb)	–	Twenty-Seventh Supplemental Indenture, dated as of December 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2003A (Heard) Note. (Filed as Exhibit 4.7.1(bb) to the Registrant's Form 10-K for the fiscal year ended December 31, 2003, File No. 33-7591.)
*4.7.1(cc)	–	Twenty-Eighth Supplemental Indenture, dated as of December 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2003A (Monroe) Note. (Filed as Exhibit 4.7.1(cc) to the Registrant's Form 10-K for the fiscal year ended December 31, 2003, File No. 33-7591.)
4.7.1(dd)	–	Twenty-Ninth Supplemental Indenture, dated as of December 1, 2004, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2004 (Burke) Note.
4.7.1(ee)	–	Thirtieth Supplemental Indenture, dated as of December 1, 2004, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2004 (Monroe) Note.
*4.7.2	–	Security Agreement, dated as of March 1, 1997, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee. (Filed as Exhibit 4.8.2 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
4.8.1(1)	–	Loan Agreement, dated as of October 1, 1992, between Development Authority of Monroe County and Oglethorpe relating to Development Authority of Monroe County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Scherer Project), Series 1992A.

4.8.2(1)	–	Note, dated October 1, 1992, from Oglethorpe to Trust Company Bank, as trustee acting pursuant to a Trust Indenture, dated as of October 1, 1992, between Development Authority of Monroe County and Trust Company Bank relating to Development Authority of Monroe County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Scherer Project), Series 1992A.
4.8.3(1)	–	Trust Indenture, dated as of October 1, 1992, between Development Authority of Monroe County and Trust Company Bank, Trustee, relating to Development Authority of Monroe County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Scherer Project), Series 1992A.
4.9.1(1)	–	Loan Agreement, dated as of December 1, 1992, between Development Authority of Burke County and Oglethorpe relating to Development Authority of Burke County Adjustable Tender Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 1993A, and one other substantially identical (Swap Bonds) loan agreement.
4.9.2(1)	–	Note, dated December 1, 1992, from Oglethorpe to Trust Company Bank, as trustee acting pursuant to a Trust Indenture, dated as of December 1, 1992, between Development Authority of Burke County and Trust Company Bank, relating to Development Authority of Burke County Adjustable Tender Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 1993A, and one other substantially identical note.
4.9.3(1)	–	Trust Indenture, dated as of December 1, 1992, from Development Authority of Burke County to Trust Company Bank, as trustee, relating to Development Authority of Burke County Adjustable Tender Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 1993A, and one other substantially identical trust indenture.
4.9.4(1)	–	Interest Rate Swap Agreement, dated as of December 1, 1992, by and between Oglethorpe and AIG Financial Products Corp. relating to Development Authority of Burke County Adjustable Tender Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 1993A, and one other substantially identical agreement.
4.9.5(1)	–	Liquidity Guaranty Agreement, dated as of December 1, 1992, by and between Oglethorpe and AIG Financial Products Corp. relating to Development Authority of Burke County Adjustable Tender Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 1993A, and one other substantially identical agreement.
4.9.6(1)	–	Standby Bond Purchase Agreement, dated as of December 1, 1998, between Oglethorpe and Bayerische Landesbank Girozentrale, and amended by the First Amendment to Standby Bond Purchase Agreement, dated as of November 1, 2002, relating to Development Authority of Burke County Adjustable Tender Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 1993A, and one other substantially identical agreement.
4.10.1(1)	–	Loan Agreement, dated as of October 1, 2002, between Development Authority of Burke County and Oglethorpe relating to Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 2002A, and eight other substantially identical (Auction Rate Bonds) loan agreements.
4.10.2(1)	–	Note, dated October 23, 2002, from Oglethorpe to SunTrust Bank, as trustee pursuant to a Trust Indenture, dated as of October 1, 2002, between Development Authority of Burke County and SunTrust Bank relating to Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 2002A, and eight other substantially identical notes.
4.10.3(1)	–	Trust Indenture, dated as of October 1, 2002, between Development Authority of Burke County and SunTrust Bank, as trustee, relating to Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 2002A, and eight other substantially identical indentures.

4.11.1(1)	–	Lease Agreement, dated as of August 1, 2003, between Development Authority of Heard County and Oglethorpe relating to Development Authority of Heard County Taxable Industrial Development Revenue Bonds (Oglethorpe Power Corporation Project), Series 2003, and four other substantially identical (Industrial Development Revenue Bonds) lease agreements.
4.11.2(1)	–	Guaranty Agreement, dated as of August 1, 2003, between Oglethorpe and SunTrust Bank, as trustee pursuant to an Indenture of Trust, dated as of August 1, 2003, between Development Authority of Heard County and SunTrust Bank relating to Development Authority of Heard County Taxable Industrial Development Revenue Bonds (Oglethorpe Power Corporation Project), Series 2003, and four other substantially identical guaranties.
4.11.3(1)	–	Indenture of Trust, dated as of August 1, 2003, between Development Authority of Heard County and SunTrust Bank, as trustee, relating to Development Authority of Heard County Taxable Industrial Development Revenue Bonds (Oglethorpe Power Corporation Project), Series 2003, and four other substantially identical indentures.
4.12.1(1)	–	Loan Agreement, dated as of March 1, 1998, between Development Authority of Burke County and Oglethorpe relating to Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 1998A, and twelve other substantially identical (Adjustable Rate Bonds) loan agreements.
4.12.2(1)	–	Note, dated March 17, 1998, from Oglethorpe to SunTrust Bank, Atlanta, as trustee pursuant to a Trust Indenture, dated as of March 1, 1998, between Development Authority of Burke County and SunTrust Bank, Atlanta relating to Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 1998A, and twelve other substantially identical notes.
4.12.3(1)	–	Trust Indenture, dated as of March 1, 1998, between Development Authority of Burke County and SunTrust Bank, Atlanta, as trustee, relating to Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 1998A, and twelve other substantially identical indentures.
4.12.4(1)	–	Standby Bond Purchase Agreement, dated March 17, 1998, between Oglethorpe and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland", acting through its New York Branch, as amended on May 16, 2000 and July 22, 2002, relating to Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 1998A, and twelve other substantially identical standby liquidity agreements.
*4.13.1	–	Indemnity Agreement, dated as of March 1, 1997, by and between Oglethorpe and Georgia Transmission Corporation (An Electric Membership Corporation). (Filed as Exhibit 4.13.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*4.13.2	–	Indemnification Agreement, dated as of March 11, 1997, by Oglethorpe and Georgia Transmission Corporation (An Electric Membership Corporation) for the benefit of the United States of America. (Filed as Exhibit 4.13.2 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
4.14.1(1)	–	Master Loan Agreement, dated as of March 1, 1997, between Oglethorpe and CoBank, ACB, MLA No. 0459.
4.14.2(1)	–	Consolidating Supplement, dated as of March 1, 1997, between Oglethorpe and CoBank, ACB, relating to Loan No. ML0459T1.
4.14.3(1)	–	Promissory Note, dated March 1, 1997, in the original principal amount of $7,102,740.26, from Oglethorpe to CoBank, ACB, relating to Loan No. ML0459T1.
4.14.4(1)	–	Consolidating Supplement, dated as of March 1, 1997, between Oglethorpe and CoBank, ACB, relating to Loan No. ML0459T2.
4.14.5(1)	–	Promissory Note, dated March 1, 1997, in the original principal amount of $1,856,475.12, made by Oglethorpe to CoBank, ACB, relating to Loan No. ML0459T2.

*4.15	–	Exchange and Registration Rights Agreement, dated December 17, 1997, by and among Oglethorpe, OPC Scherer 1997 Funding Corporation A, and Goldman, Sachs & Co. as representative of the purchasers identified therein. (Filed as Exhibit 4.15 to the Registrant's Form S-4 Registration Statement, File No. 333-42759.)
*10.1.1(a)	–	Participation Agreement No. 2 among Oglethorpe as Lessee, Wilmington Trust Company as Owner Trustee, The First National Bank of Atlanta as Indenture Trustee, Columbia Bank for Cooperatives as Loan Participant and Ford Motor Credit Company as Owner Participant, dated December 30, 1985, together with a Schedule identifying three other substantially identical Participation Agreements. (Filed as Exhibit 10.1.1(b) to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.1.1(b)	–	Supplemental Participation Agreement No. 2. (Filed as Exhibit 10.1.1(a) to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.1.1(c)	–	Supplemental Participation Agreement No. 1, dated as of June 30, 1987, among Oglethorpe as Lessee, IBM Credit Financing Corporation as Owner Participant, Wilmington Trust Company and The Citizens and Southern National Bank as Owner Trustee, The First National Bank of Atlanta, as Indenture Trustee, and Columbia Bank for Cooperatives, as Loan Participant. (Filed as Exhibit 10.1.1(c) to the Registrant's Form 10-K for the fiscal year ended December 31, 1987, File No. 33-7591.)
*10.1.1(d)	–	Second Supplemental Participation Agreement No. 2, dated as of December 17, 1997, among Oglethorpe as Lessee, DFO Partnership, as assignee of Ford Motor Credit Company, as Owner Participant, Wilmington Trust Company and NationsBank, N.A. as Owner Trustee, The Bank of New York Trust Company of Florida, N.A. as Indenture Trustee, CoBank, ACB as Loan Participant, OPC Scherer Funding Corporation, as Original Funding Corporation, OPC Scherer 1997 Funding Corporation A, as Funding Corporation, and SunTrust Bank, Atlanta, as Original Collateral Trust Trustee and Collateral Trust Trustee, with a Schedule identifying three substantially identical Second Supplemental Participation Agreements and any material differences. (Filed as Exhibit 10.1.1(d) to Registrant's Form S-4 Registration Statement, File No. 333-4275.)
*10.1.2	–	General Warranty Deed and Bill of Sale No. 2 between Oglethorpe, Grantor, and Wilmington Trust Company and William J. Wade, as Owner Trustees under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, Grantee, together with a Schedule identifying three substantially identical General Warranty Deeds and Bills of Sale. (Filed as Exhibit 10.1.2 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.1.3(a)	–	Supporting Assets Lease No. 2, dated December 30, 1985, between Oglethorpe, Lessor, and Wilmington Trust Company and William J. Wade, as Owner Trustees, under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, Lessee, together with a Schedule identifying three substantially identical Supporting Assets Leases. (Filed as Exhibit 10.1.3 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.1.3(b)	–	First Amendment to Supporting Assets Lease No. 2, dated as of November 19, 1987, together with a Schedule identifying three substantially identical First Amendments to Supporting Assets Leases. (Filed as Exhibit 10.1.3(a) to the Registrant's Form 10-K for the fiscal year ended December 31, 1987, File No. 33-7591.)
*10.1.3(c)	–	Second Amendment to Supporting Assets Lease No. 2, dated as of October 3, 1989, together with a Schedule identifying three substantially identical Second Amendments to Supporting Assets Leases. (Filed as Exhibit 10.1.3(c) to the Registrant's Form 10-Q for the quarterly period ended March 31, 1998, File No. 33-7591.)

*10.1.4(a)	–	Supporting Assets Sublease No. 2, dated December 30, 1985, between Wilmington Trust Company and William J. Wade, as Owner Trustees under Trust Agreement No. 2 dated December 30, 1985, with Ford Motor Credit Company, Sublessor, and Oglethorpe, Sublessee, together with a Schedule identifying three substantially identical Supporting Assets Subleases. (Filed as Exhibit 10.1.4 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.1.4(b)	–	First Amendment to Supporting Assets Sublease No. 2, dated as of November 19, 1987, together with a Schedule identifying three substantially identical First Amendments to Supporting Assets Subleases. (Filed as Exhibit 10.1.4(a) to the Registrant's Form 10-K for the fiscal year ended December 31, 1987, File No. 33-7591.)
*10.1.4(c)	–	Second Amendment to Supporting Assets Sublease No. 2, dated as of October 3, 1989, together with a Schedule identifying three substantially identical Second Amendments to Supporting Assets Subleases. (Filed as Exhibit 10.1.4(c) to the Registrant's Form 10-Q for the quarterly period ended March 31, 1998, File No. 33-7591.)
*10.1.5(a)	–	Tax Indemnification Agreement No. 2, dated December 30, 1985, between Ford Motor Credit Company, Owner Participant, and Oglethorpe, Lessee, together with a Schedule identifying three substantially identical Tax Indemnification Agreements. (Filed as Exhibit 10.1.5 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.1.5(b)	–	Amendment No. 1 to the Tax Indemnification Agreement No. 2, dated December 17, 1997, between DFO Partnership, as assignee of Ford Motor Credit Company, as Owner Participant, and Oglethorpe, as Lessee, with a Schedule identifying three substantially identical Amendments No. 1 to the Tax Indemnification Agreements and any material differences. (Filed as Exhibit 10.1.5(b) to the Registrant's Form S-4 Registration Statement, File No. 333-42759.)
*10.1.6	–	Assignment of Interest in Ownership Agreement and Operating Agreement No. 2, dated December 30, 1985, between Oglethorpe, Assignor, and Wilmington Trust Company and William J. Wade, as Owner Trustees under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, Assignee, together with Schedule identifying three substantially identical Assignments of Interest in Ownership Agreement and Operating Agreement. (Filed as Exhibit 10.1.6 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.1.7(a)	–	Consent, Amendment and Assumption No. 2 dated December 30, 1985, among Georgia Power Company and Oglethorpe and Municipal Electric Authority of Georgia and City of Dalton, Georgia and Gulf Power Company and Wilmington Trust Company and William J. Wade, as Owner Trustees under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, together with a Schedule identifying three substantially identical Consents, Amendments and Assumptions. (Filed as Exhibit 10.1.9 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.1.7(b)	–	Amendment to Consent, Amendment and Assumption No. 2, dated as of August 16, 1993, among Oglethorpe, Georgia Power Company, Municipal Electric Authority of Georgia, City of Dalton, Georgia, Gulf Power Company, Jacksonville Electric Authority, Florida Power & Light Company and Wilmington Trust Company and NationsBank of Georgia, N.A., as Owner Trustees under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, together with a Schedule identifying three substantially identical Amendments to Consents, Amendments and Assumptions. (Filed as Exhibit 10.1.9(a) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1993, File No. 33-7591.)
*10.2.1	–	Section 168 Agreement and Election dated as of April 7, 1982, between Continental Telephone Corporation and Oglethorpe. (Filed as Exhibit 10.2 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)

*10.2.2	–	Section 168 Agreement and Election dated as of April 9, 1982, between Rollins, Inc. and Oglethorpe. (Filed as Exhibit 10.4 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.3.1(a)	–	Plant Robert W. Scherer Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of May 15, 1980. (Filed as Exhibit 10.6.1 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.3.1(b)	–	Amendment to Plant Robert W. Scherer Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of December 30, 1985. (Filed as Exhibit 10.1.8 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.3.1(c)	–	Amendment Number Two to the Plant Robert W. Scherer Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of July 1, 1986. (Filed as Exhibit 10.6.1(a) to the Registrant's Form 10-K for the fiscal year ended December 31, 1987, File No. 33-7591.)
*10.3.1(d)	–	Amendment Number Three to the Plant Robert W. Scherer Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of August 1, 1988. (Filed as Exhibit 10.6.1(b) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1993, File No. 33-7591.)
*10.3.1(e)	–	Amendment Number Four to the Plant Robert W. Scherer Units Number One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of December 31, 1990. (Filed as Exhibit 10.6.1(c) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1993, File No. 33-7591.)
*10.3.2(a)	–	Plant Robert W. Scherer Units Numbers One and Two Operating Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of May 15, 1980. (Filed as Exhibit 10.6.2 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.3.2(b)	–	Amendment to Plant Robert W. Scherer Units Numbers One and Two Operating Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of December 30, 1985. (Filed as Exhibit 10.1.7 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.3.2(c)	–	Amendment Number Two to the Plant Robert W. Scherer Units Numbers One and Two Operating Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of December 31, 1990. (Filed as Exhibit 10.6.2(a) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1993, File No. 33-7591.)
*10.3.3	–	Plant Scherer Managing Board Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia, City of Dalton, Georgia, Gulf Power Company, Florida Power & Light Company and Jacksonville Electric Authority, dated as of December 31, 1990. (Filed as Exhibit 10.6.3 to the Registrant's Form 10-Q for the quarterly period ended September 30, 1993, File No. 33-7591.)
*10.4.1(a)	–	Alvin W. Vogtle Nuclear Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of August 27, 1976. (Filed as Exhibit 10.7.1 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)

*10.4.1(b)	–	Amendment Number One, dated January 18, 1977, to the Alvin W. Vogtle Nuclear Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia. (Filed as Exhibit 10.7.3 to the Registrant's Form 10-K for the fiscal year ended December 31, 1986, File No. 33-7591.)
*10.4.1(c)	–	Amendment Number Two, dated February 24, 1977, to the Alvin W. Vogtle Nuclear Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia. (Filed as Exhibit 10.7.4 to the Registrant's Form 10-K for the fiscal year ended December 31, 1986, File No. 33-7591.)
*10.4.2	–	Alvin W. Vogtle Nuclear Units Numbers One and Two Operating Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of August 27, 1976. (Filed as Exhibit 10.7.2 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.5.1	–	Plant Hal Wansley Purchase and Ownership Participation Agreement between Georgia Power Company and Oglethorpe, dated as of March 26, 1976. (Filed as Exhibit 10.8.1 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.5.2(a)	–	Plant Hal Wansley Operating Agreement between Georgia Power Company and Oglethorpe, dated as of March 26, 1976. (Filed as Exhibit 10.8.2 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.5.2(b)	–	Amendment, dated as of January 15, 1995, to the Plant Hal Wansley Operating Agreements by and among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia. (Filed as Exhibit 10.5.2(a) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1996, File No. 33-7591.)
*10.5.3	–	Plant Hal Wansley Combustion Turbine Agreement between Georgia Power Company and Oglethorpe, dated as of August 2, 1982 and Amendment No. 1, dated October 20, 1982. (Filed as Exhibit 10.18 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.6.1	–	Edwin I. Hatch Nuclear Plant Purchase and Ownership Participation Agreement between Georgia Power Company and Oglethorpe, dated as of January 6, 1975. (Filed as Exhibit 10.9.1 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.6.2	–	Edwin I. Hatch Nuclear Plant Operating Agreement between Georgia Power Company and Oglethorpe, dated as of January 6, 1975. (Filed as Exhibit 10.9.2 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.7.1	–	Rocky Mountain Pumped Storage Hydroelectric Project Ownership Participation Agreement, dated as of November 18, 1988, by and between Oglethorpe and Georgia Power Company. (Filed as Exhibit 10.22.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1988, File No. 33-7591.)
*10.7.2	–	Rocky Mountain Pumped Storage Hydroelectric Project Operating Agreement, dated as of November 18, 1988, by and between Oglethorpe and Georgia Power Company. (Filed as Exhibit 10.22.2 to the Registrant's Form 10-K for the fiscal year ended December 31, 1988, File No. 33-7591.)
*10.8.1	–	Amended and Restated Wholesale Power Contract, dated as of January 1, 2003, between Oglethorpe and Altamaha Electric Membership Corporation, together with a schedule identifying 38 other substantially identical Amended and Restated Wholesale Power Contracts. (Filed as Exhibit 10.31.1 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2003, File No. 33-7591.)

*10.8.2	–	Amended and Restated Supplemental Agreement, dated as of January 1, 2003, by and among Oglethorpe, Altamaha Electric Membership Corporation and the United States of America, together with a schedule identifying 38 other substantially identical Amended and Restated Supplemental Agreements. (Filed as Exhibit 10.31.2 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2003, File No. 33-7591.)
*10.8.3	–	Supplemental Agreement to the Amended and Restated Wholesale Power Contract, dated as of January 1, 1997, by and among Georgia Power Company, Oglethorpe and Altamaha Electric Membership Corporation, together with a Schedule identifying 38 other substantially identical Supplemental Agreements. (Filed as Exhibit 10.8.3 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.8.4	–	Supplemental Agreement to the Amended and Restated Wholesale Power Contract, dated as of March 1, 1997, by and between Oglethorpe and Altamaha Electric Membership Corporation, together with a Schedule identifying 36 other substantially identical Supplemental Agreements, and an additional Supplemental Agreement that is not substantially identical. (Filed as Exhibit 10.8.4 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.8.5	–	Supplemental Agreement to the Amended and Restated Wholesale Power Contract, dated as of March 1, 1997, by and between Oglethorpe and Coweta-Fayette Electric Membership Corporation, together with a Schedule identifying 1 other substantially identical Supplemental Agreement. (Filed as Exhibit 10.8.5 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.8.6	–	Supplemental Agreement to the Amended and Restated Wholesale Power Contract, dated as of May 1, 1997 by and between Oglethorpe and Altamaha Electric Membership Corporation, together with a Schedule identifying 38 other substantially identical Supplemental Agreements. (Filed as Exhibit 10.8.6 to the Registrant's Form 10-Q for the quarterly period ended June 30, 1997, File No. 33-7591.)
*10.9(a)	–	Joint Committee Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and the City of Dalton, Georgia, dated as of August 27, 1976. (Filed as Exhibit 10.14(b) to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.9(b)	–	First Amendment to Joint Committee Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and the City of Dalton, Georgia, dated as of June 19, 1978. (Filed as Exhibit 10.14(a) to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.10	–	Letter of Commitment (Firm Power Sale) Under Service Schedule J–Negotiated Interchange Service between Alabama Electric Cooperative, Inc. and Oglethorpe, dated March 31, 1994. (Filed as Exhibit 10.11(b) to the Registrant's Form 10-Q for the quarter ended June 30, 1994, File No. 33-7591.)
*10.11.1	–	Assignment of Power System Agreement and Settlement Agreement, dated January 8, 1975, by Georgia Electric Membership Corporation to Oglethorpe. (Filed as Exhibit 10.20.1 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.11.2	–	Power System Agreement, dated April 24, 1974, by and between Georgia Electric Membership Corporation and Georgia Power Company. (Filed as Exhibit 10.20.2 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.11.3	–	Settlement Agreement, dated April 24, 1974, by and between Georgia Power Company, Georgia Municipal Association, Inc., City of Dalton, Georgia Electric Membership Corporation and Crisp County Power Commission. (Filed as Exhibit 10.20.3 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.12	–	ITSA, Power Sale and Coordination Umbrella Agreement between Oglethorpe and Georgia Power Company, dated as of November 12, 1990. (Filed as Exhibit 10.28 to the Registrant's Form 8-K, filed January 4, 1991, File No. 33-7591.)

*10.13	–	Amended and Restated Nuclear Managing Board Agreement among Georgia Power Company, Oglethorpe Power Corporation, Municipal Electric Authority of Georgia and City of Dalton, Georgia dated as of July 1, 1993. (Filed as Exhibit 10.36 to the Registrant's 10-Q for the quarterly period ended September 30, 1993, File No. 33-7591.)
*10.14	–	Supplemental Agreement by and among Oglethorpe, Tri-County Electric Membership Corporation and Georgia Power Company, dated as of November 12, 1990, together with a Schedule identifying 38 other substantially identical Supplemental Agreements. (Filed as Exhibit 10.30 to the Registrant's Form 8-K, filed January 4, 1991, File No. 33-7591.)
*10.15	–	Power Purchase Agreement between Oglethorpe and Hartwell Energy Limited Partnership, dated as of June 12, 1992. (Filed as Exhibit 10.35 to the Registrant's Form 10-K for the fiscal year ended December 31, 1992, File No. 33-7591).
*10.16.1	–	Participation Agreement (P1), dated as of December 30, 1996, among Oglethorpe, Rocky Mountain Leasing Corporation, Fleet National Bank, as Owner Trustee, SunTrust Bank, Atlanta, as Co-Trustee, the Owner Participant named therein and Utrecht-America Finance Co., as Lender, together with a Schedule identifying five other substantially identical Participation Agreements. (Filed as Exhibit 10.32.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.16.2	–	Rocky Mountain Head Lease Agreement (P1), dated as of December 30, 1996, between Oglethorpe and SunTrust Bank, Atlanta, as Co-Trustee, together with a Schedule identifying five other substantially identical Rocky Mountain Head Lease Agreements. (Filed as Exhibit 10.32.2 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.16.3	–	Ground Lease Agreement (P1), dated as of December 30, 1996, between Oglethorpe and SunTrust Bank, Atlanta, as Co-Trustee, together with a Schedule identifying five other substantially identical Ground Lease Agreements. (Filed as Exhibit 10.32.3 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.16.4	–	Rocky Mountain Agreements Assignment and Assumption Agreement (P1), dated as of December 30, 1996, between Oglethorpe and SunTrust Bank, Atlanta, as Co-Trustee, together with a Schedule identifying five other substantially identical Rocky Mountain Agreements Assignment and Assumption Agreements. (Filed as Exhibit 10.32.4 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.16.5	–	Facility Lease Agreement (P1), dated as of December 30, 1996, between SunTrust Bank, Atlanta, as Co-Trustee and Rocky Mountain Leasing Corporation, together with a Schedule identifying five other substantially identical Facility Lease Agreements. (Filed as Exhibit 10.32.5 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.16.6	–	Ground Sublease Agreement (P1), dated as of December 30, 1996, between SunTrust Bank, Atlanta, as Co-Trustee and Rocky Mountain Leasing Corporation, together with a Schedule identifying five other substantially identical Ground Sublease Agreements. (Filed as Exhibit 10.32.6 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.16.7	–	Rocky Mountain Agreements Re-assignment and Assumption Agreement (P1), dated as of December 30, 1996, between SunTrust Bank, Atlanta, as Co-Trustee and Rocky Mountain Leasing Corporation, together with a Schedule identifying five other substantially identical Rocky Mountain Agreements Re-assignment and Assumption Agreements. (Filed as Exhibit 10.32.7 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

*10.16.8	–	Facility Sublease Agreement (P1), dated as of December 30, 1996, between Oglethorpe and Rocky Mountain Leasing Corporation, together with a Schedule identifying five other substantially identical Facility Sublease Agreements. (Filed as Exhibit 10.32.8 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.16.9	–	Ground Sub-sublease Agreement (P1), dated as of December 30, 1996, between Rocky Mountain Leasing Corporation and Oglethorpe, together with a Schedule identifying five other substantially identical Ground Sub-sublease Agreements. (Filed as Exhibit 10.32.9 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.16.10	–	Rocky Mountain Agreements Second Re-assignment and Assumption Agreement (P1), dated as of December 30, 1996, between Rocky Mountain Leasing Corporation and Oglethorpe, together with a Schedule identifying five other substantially identical Rocky Mountain Agreements Second Re-assignment and Assumption Agreements. (Filed as Exhibit 10.32.10 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.16.11	–	Payment Undertaking Agreement (P1), dated as of December 30, 1996, between Rocky Mountain Leasing Corporation and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., New York Branch, as the Bank, together with a Schedule identifying five other substantially identical Payment Undertaking Agreements. (Filed as Exhibit 10.32.11 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.16.12	–	Payment Undertaking Pledge Agreement (P1), dated as of December 30, 1996, between Rocky Mountain Leasing Corporation, Fleet National Bank, as Owner Trustee, and SunTrust Bank, Atlanta, as Co-Trustee, together with a Schedule identifying five other substantially identical Payment Undertaking Pledge Agreements. (Filed as Exhibit 10.32.12 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.16.13	–	Equity Funding Agreement (P1), dated as of December 30, 1996, between Rocky Mountain Leasing Corporation, AIG Match Funding Corp., the Owner Participant named therein, Fleet National Bank, as Owner Trustee, and SunTrust Bank, Atlanta, as Co-Trustee, together with a Schedule identifying five other substantially identical Equity Funding Agreements. (Filed as Exhibit 10.32.13 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.16.14	–	Equity Funding Pledge Agreement (P1), dated as of December 30, 1996, between Rocky Mountain Leasing Corporation and SunTrust Bank, Atlanta, as Co-Trustee, together with a Schedule identifying five other substantially identical Equity Funding Pledge Agreements. (Filed as Exhibit 10.32.14 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.16.15	–	Deed to Secure Debt, Assignment of Surety Bond and Security Agreement (P1), dated as of December 30, 1996, between Rocky Mountain Leasing Corporation, SunTrust Bank, Atlanta, as Co-Trustee, together with a Schedule identifying five other substantially identical Collateral Assignment, Assignment of Surety Bond and Security Agreements. (Filed as Exhibit 10.32.15 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.16.16	–	Subordinated Deed to Secure Debt and Security Agreement (P1), dated as of December 30, 1996, among Oglethorpe, AMBAC Indemnity Corporation and SunTrust Bank, Atlanta, as Co-Trustee, together with a Schedule identifying five other substantially identical Subordinated Deed to Secure Debt and Security Agreements. (Filed as Exhibit 10.32.16 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.16.17	–	Tax Indemnification Agreement (P1), dated as of December 30, 1996, between Oglethorpe and the Owner Participant named therein, together with a Schedule identifying five other substantially identical Tax Indemnification Agreements. (Filed as Exhibit 10.32.17 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

*10.16.18	–	Consent No. 1, dated as of December 30, 1996, among Georgia Power Company, Oglethorpe, SunTrust Bank, Atlanta, as Co-Trustee, and Fleet National Bank, as Owner Trustee, together with a Schedule identifying five other substantially identical Consents. (Filed as Exhibit 10.32.18 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.16.19(a)	–	OPC Intercreditor and Security Agreement No. 1, dated as of December 30, 1996, among the United States of America, acting through the Administrator of the Rural Utilities Service, SunTrust Bank, Atlanta, Oglethorpe, Rocky Mountain Leasing Corporation, SunTrust Bank, Atlanta, as Co-Trustee, Fleet National Bank, as Owner Trustee, Utrecht-America Finance Co., as Lender and AMBAC Indemnity Corporation, together with a Schedule identifying five other substantially identical Intercreditor and Security Agreements. (Filed as Exhibit 10.32.19 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.16.19(b)	–	Supplement to OPC Intercreditor and Security Agreement No. 1, dated as of March 1, 1997, among the United States of America, acting through the Administrator of the Rural Utilities Service, SunTrust Bank, Atlanta, Oglethorpe, Rocky Mountain Leasing Corporation, SunTrust Bank, Atlanta, as Co-Trustee, Fleet National Bank, as Owner Trustee, Utrecht-America Finance Co., as Lender and AMBAC Indemnity Corporation, together with a Schedule identifying five other substantially identical Supplements to OPC Intercreditor and Security Agreements. (Filed as Exhibit 10.32.19(b) to the Registrant's Form S-4 Registration Statement, File No. 333-42759.)
*10.17.1	–	Member Transmission Service Agreement, dated as of March 1, 1997, by and between Oglethorpe and Georgia Transmission Corporation (An Electric Membership Corporation). (Filed as Exhibit 10.33.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.17.2	–	Generation Services Agreement, dated as of March 1, 1997, by and between Oglethorpe and Georgia System Operations Corporation. (Filed as Exhibit 10.33.2 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.17.3	–	Operation Services Agreement, dated as of March 1, 1997, by and between Oglethorpe and Georgia System Operations Corporation. (Filed as Exhibit 10.33.3 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.18	–	Long Term Transaction Service Agreement Under Southern Companies' Federal Energy Regulatory Commission Electric Tariff Volume No. 4 Market-Based Rate Tariff, between Georgia Power Company and Oglethorpe, dated as of February 26, 1999. (Filed as Exhibit 10.27 to the Registrant's Form 10-Q for the quarterly period ended March 31, 1999, File No. 33-7591.)
*10.19(3)	–	Employment Agreement, dated as of March 15, 2002, between Oglethorpe and Thomas A. Smith. (Filed as Exhibit 10.25 to the Registrant's Form 10-K for the fiscal year ended December 31, 2001, File No. 33-7591.)
*10.20(3)	–	Employment Agreement, dated July 25, 2000, between Oglethorpe and Michael W. Price. (Filed as Exhibit 10.26 to the Registrant's Form 10-K for the fiscal year ended December 31, 2001, File No. 33-7591.)
*10.21(3)	–	Employment Agreement, dated August 7, 2000, between Oglethorpe and W. Clayton Robbins. (Filed as Exhibit 10.28 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2000, File No. 33-7591.)
*10.22(3)	–	Employment Agreement, dated August 7, 2000, between Oglethorpe and Elizabeth Higgins. -(Filed as Exhibit 10.29 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2000, File No. 33-7591.)
10.23	–	Employment Agreement, dated as of November 12, 2004, between Oglethorpe and Jami G. Reusch.

*10.24.1	–	Oglethorpe Power Corporation Executive Supplemental Retirement Plan, dated March 15, 2002. (Filed as Exhibit 10.29 to the Registrant's Form 10-Q for the quarterly period ended March 31, 2002, File No. 33-7591.)
*10.24.2	–	Participation Agreement for the Oglethorpe Power Corporation Executive Supplemental Retirement Plan, dated as of March 15, 2002, between Oglethorpe and Thomas A. Smith. (Filed as Exhibit 10.30 to the Registrant's Form 10-Q for the quarterly period ended March 31, 2002, File No. 33-7591.)
*10.25	–	Withdrawal Agreement, dated as of October 1, 2004, among Flint Electric Membership Corporation, Cobb Electric Membership Corporation and Oglethorpe (filed as Exhibit 10.31 to the Registrant's Form 8-K, filed October 7, 2004, File No. 33-7591.)
*14.1	–	Code of Ethics, dated November 11, 2003. (Filed as Exhibit 14.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 2003, File No. 33-7591.)
21.1	–	Rocky Mountain Leasing Corporation, a Delaware corporation.
31.1	–	Rule 13a-14(a)/15d-14(a) Certification, by Thomas A. Smith (Principal Executive Officer).
31.2	–	Rule 13a-14(a)/15d-14(a) Certification, by Elizabeth B. Higgins (Principal Financial Officer).
32.1	–	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Thomas A. Smith (Principal Executive Officer).
32.2	–	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Elizabeth B. Higgins (Principal Financial Officer).
99.1	–	Member Financial and Statistical Information (filed as Exhibit 99.1 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2004, File No. 33-7591.)

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of March, 2005.

OGLETHORPE POWER CORPORATION (AN ELECTRIC MEMBERSHIP CORPORATION)
By:	/s/ THOMAS A. SMITH THOMAS A. SMITH President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS A. SMITH THOMAS A. SMITH	President and Chief Executive Officer (Principal Executive Officer)	March 25, 2005
/s/ ELIZABETH B. HIGGINS ELIZABETH B. HIGGINS	Chief Financial Officer (Principal Financial Officer)	March 25, 2005
/s/ MARK CHESLA MARK CHESLA	Vice President, Controller (Chief Accounting Officer)	March 25, 2005
/s/ C. HILL BENTLEY C. HILL BENTLEY	Director	March 25, 2005
/s/ LARRY N. CHADWICK LARRY N. CHADWICK	Director	March 25, 2005
/s/ BENNY W. DENHAM BENNY W. DENHAM	Director	March 25, 2005
/s/ WM. RONALD DUFFEY WM. RONALD DUFFEY	Director	March 25, 2005
/s/ M. ANTHONY HAM M. ANTHONY HAM	Director	March 25, 2005

/s/ GARY A. MILLER GARY A. MILLER	Director	March 25, 2005
/s/ MARSHALL MILLWOOD MARSHALL MILLWOOD	Director	March 25, 2005
/s/ JEFFREY W. MURPHY JEFFREY W. MURPHY	Director	March 25, 2005
/s/ J. SAM L. RABUN J. SAM L. RABUN	Director	March 25, 2005
/s/ JOHN S. RANSON JOHN S. RANSON	Director	March 25, 2005
/s/ ROBERT E. RENTFROW ROBERT E. RENTFROW	Director	March 25, 2005
/s/ H. B. WILEY, JR. H. B. WILEY, JR.	Director	March 25, 2005
/s/ GARY W. WYATT GARY W. WYATT	Director	March 25, 2005

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

QuickLinks

OGLETHORPE POWER CORPORATION 2004 FORM 10-K ANNUAL REPORT Table of Contents
SELECTED DEFINITIONS
PART I
OGLETHORPE POWER CORPORATION
OGLETHORPE'S POWER SUPPLY RESOURCES
THE MEMBERS AND THEIR POWER SUPPLY RESOURCES
ENVIRONMENTAL AND OTHER REGULATION
PART II
Index To Financial Statements
STATEMENTS OF REVENUES AND EXPENSES For the years ended December 31, 2004, 2003 and 2002
BALANCE SHEETS December 31, 2004 and 2003
BALANCE SHEETS
STATEMENTS OF CAPITALIZATION December 31, 2004 and 2003
STATEMENTS OF CASH FLOWS For the years ended December 31, 2004, 2003 and 2002
STATEMENTS OF PATRONAGE CAPITAL AND MEMBERSHIP FEES AND ACCUMULATED OTHER COMPREHENSIVE MARGIN For the years ended December 31, 2004, 2003 and 2002
NOTES TO FINANCIAL STATEMENTS For the years ended December 31, 2004, 2003 and 2002
PART III
PART IV
SIGNATURES