Form 10-K/A
period 2004-12-31
OGLETHORPE POWER CORP
filed 2005-04-13
CIK 788816

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

       Documents Incorporated by Reference: None

EXPLANATORY NOTE

This Amendment No. 1 to Oglethorpe Power Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (which was filed with the SEC on March 31, 2005, the "Original Report") amends Item 2 – Properties. This amendment corrects the operating performance factors for the Doyle generating facility as reflected in the table under the section heading "Plant Performance". It does not affect any other portion of the Original Report, other than the filing of new Exhibits 31.1, 31.2, 32.1 and 32.2, which are being filed herewith. Additionally, this Amendment No. 1 does not reflect any event occurring after March 31, 2005, the filing date of the Original Report.

ITEM 2. PROPERTIES

Generating Facilities

    The following table sets forth certain information with respect to Oglethorpe's generating facilities, all of which are in commercial operation.

Facilities	Type of Fuel	Percentage Interest	Oglethorpe's Share of NamePlate Capacity (MW)		Commercial Operation Date	License Expiration Date

Plant Hatch (near Baxley, Ga.)
Unit No. 1	Nuclear	30	243.0		1975	2034
Unit No. 2	Nuclear	30	246.0		1979	2038
Plant Vogtle (near Waynesboro, Ga.)
Unit No. 1	Nuclear	30	348.0		1987	2027
Unit No. 2	Nuclear	30	348.0		1989	2029
Plant Wansley (near Carrollton, Ga.)
Unit No. 1	Coal	30	259.5		1976	N/A	(1)
Unit No. 2	Coal	30	259.5		1978	N/A	(1)
Combustion Turbine	Oil	30	14.8		1980	N/A	(1)
Plant Scherer (near Forsyth, Ga.)
Unit No. 1	Coal	60	490.8		1982	N/A	(1)
Unit No. 2	Coal	60	490.8		1984	N/A	(1)
Rocky Mountain (near Rome, Ga.)	Pumped Storage Hydro	74.61	632.5		1995	2027
Doyle (near Monroe, Ga.)	Gas	100	325.0	(2)	2000	N/A	(1)
Talbot (near Columbus, Ga.)
Units No. 1-4	Gas	100	412		2002	N/A	(1)
Units No. 5-6	Gas-Oil	100	206		2003	N/A	(1)
Chattahoochee (near Carrollton, Ga.)	Gas	100	468		2003	N/A	(1)

Total			4,743.9

(1)
These plants do not operate under operating licenses similar to those granted to nuclear units by the NRC and to hydroelectric plants by FERC.

(2)
Nominal plant capacity identified in the Power Purchase and Sale Agreement with Doyle I, LLC. (See "The Plant Agreements – Doyle" below.)

Plant Performance

    The following table sets forth certain operating performance information of each of Oglethorpe's generating facilities:

	Equivalent Availability(1)			Capacity Factor(2)
Unit	2004	2003	2002	2004	2003	2002

Plant Hatch
Unit No. 1	89%	94%	87%	91%	95%	88%
Unit No. 2	97	91	97	96	91	97
Plant Vogtle
Unit No. 1	99	91	84	100	93	86
Unit No. 2	89	95	82	91	97	84
Plant Wansley
Unit No. 1	99	87	88	81	79	80
Unit No. 2	89	87	79	75	80	74
Plant Scherer(3)
Unit No. 1	86	72	95	76	58	78
Unit No. 2	90	73	83	80	59	66
Rocky Mountain(4)
Unit No. 1	98	92	99	26	15	15
Unit No. 2	90	99	91	8	20	18
Unit No. 3	98	91	100	25	28	27
Doyle(4)(5)	100	100	100	0	0	9
Talbot(4)(6)	95	92	NA	1	1	NA
Chattahoochee(6)	73	58	NA	20	15	NA

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of April, 2005.

OGLETHORPE POWER CORPORATION (AN ELECTRIC MEMBERSHIP CORPORATION)
By:	/s/ THOMAS A. SMITH THOMAS A. SMITH President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number		Description

31.1	–	Rule 13a-14(a)/15d-14(a) Certification, by Thomas A. Smith (Principal Executive Officer).
31.2	–	Rule 13a-14(a)/15d-14(a) Certification, by Elizabeth B. Higgins (Principal Financial Officer).
32.1	–	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Thomas A. Smith (Principal Executive Officer).
32.2	–	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Elizabeth B. Higgins (Principal Financial Officer).

QuickLinks

EXPLANATORY NOTE
SIGNATURES
EXHIBIT INDEX