Form 10-Q
period 2005-03-31
OGLETHORPE POWER CORP
filed 2005-05-16
CIK 788816

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
OR
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

OGLETHORPE POWER CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2005

		Page No.
PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Balance Sheets as of March 31, 2005 (Unaudited) and December 31, 2004	3
	Condensed Statements of Revenues and Expenses (Unaudited) for the Three Months ended March 31, 2005 and 2004	5
	Condensed Statements of Patronage Capital and Membership Fees and Accumulated Other Comprehensive Margin (Unaudited) for the Three Months ended March 31, 2005 and 2004	6
	Condensed Statements of Cash Flows (Unaudited) For the Three Months ended March 31, 2005 and 2004	7
	Notes to Condensed Financial Statements For the Three Months ended March 31, 2005 and 2004	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Controls and Procedures	16
PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	17
Item 6.	Exhibits	17
SIGNATURES		18

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

Oglethorpe Power Corporation
Condensed Balance Sheets
March 31, 2005 and December 31, 2004

	(dollars in thousands)
	2005	2004
	(Unaudited)
Assets
Electric plant:
In service	$5,782,434	$5,784,529
Less: Accumulated provision for depreciation	(2,270,206)	(2,237,192)

	3,512,228	3,547,337
Nuclear fuel, at amortized cost	88,241	87,941
Construction work in progress	25,272	22,830

	3,625,741	3,658,108

Investments and funds:
Decommissioning fund, at market	194,203	196,181
Deposit on Rocky Mountain transactions, at cost	84,404	83,012
Bond, reserve and construction funds, at market	7,086	8,051
Investment in associated organizations, at cost	33,867	33,959
Long-term investments, at market	46,512	68,507
Other, at cost	1,084	1,084

	367,156	390,794

Current assets:
Cash and cash equivalents, at cost	99,047	133,669
Restricted cash and cash equivalents, at cost	—	11,781
Restricted short-term investments, at cost	239,854	81,104
Other short-term investments, at market	6,593	6,663
Receivables	125,033	129,221
Inventories, at average cost	96,450	100,927
Prepayments and other current assets	2,351	4,118

	569,328	467,483

Deferred charges:
Premium and loss on reacquired debt, being amortized	131,726	134,575
Deferred amortization of capital leases	110,002	110,422
Deferred debt expense, being amortized	24,049	23,026
Deferred nuclear outage costs, being amortized	18,744	10,880
Deferred asset retirement obligations costs, being amortized	20,536	14,664
Other	2,938	3,226

	307,995	296,793

	$4,870,220	$4,813,178

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Balance Sheets
March 31, 2005 and December 31, 2004

	(dollars in thousands)
	2005	2004
	(Unaudited)
Equity and Liabilities
Capitalization:
Patronage capital and membership fees	$472,881	$461,655
Accumulated other comprehensive loss	(49,326)	(46,896)

	423,555	414,759
Long-term debt	3,131,397	3,180,915
Obligation under capital leases	319,507	324,326
Obligation under Rocky Mountain transactions	84,404	83,012

	3,958,863	4,003,012

Current liabilities:
Long-term debt and capital leases due within one year	171,383	190,835
Accounts payable	43,155	67,149
Accrued interest	11,197	40,176
Accrued and withheld taxes	16,245	9,945
Members' advances	158,672	—
Other current liabilities	12,853	11,583

	413,505	319,688

Deferred credits and other liabilities:
Gain on sale of plant, being amortized	42,816	43,434
Net benefit of Rocky Mountain transactions, being amortized	69,281	70,078
Asset retirement obligations	252,326	248,295
Accumulated retirement costs for other obligations	55,309	54,272
Interest rate swap arrangements	47,498	45,254
Other	30,622	29,145

	497,852	490,478

	$4,870,220	$4,813,178

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Revenues and Expenses (Unaudited)
For the Three Months Ended March 31, 2005 and 2004

	(dollars in thousands)
	Three months
	2005	2004
Operating revenues:
Sales to Members	$287,893	$296,687
Sales to non-Members	9,391	8,157

Total operating revenues	297,284	304,844

Operating expenses:
Fuel	66,348	57,861
Production	62,717	58,322
Purchased power	71,361	87,697
Depreciation and amortization	38,354	38,133
Accretion	3,108	6,787

Total operating expenses	241,888	248,800

Operating margin	55,396	56,044

Other income (expense):
Investment income	8,122	9,958
Amortization of deferred gains	619	619
Amortization of net benefit of sale of income tax benefits	796	796
Allowance for equity funds used during construction	65	84
Other	825	735

Total other income	10,427	12,192

Interest charges:
Interest on long-term debt and capital leases	50,126	51,276
Other interest	1,015	682
Allowance for debt funds used during construction	(482)	(612)
Amortization of debt discount and expense	3,938	4,172

Net interest charges	54,597	55,518

Net margin	$11,226	$12,718

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Patronage Capital and Membership Fees
and Accumulated Other Comprehensive Margin (Unaudited)
For the Three Months Ended March 31, 2005 and 2004

	(dollars in thousands)
	Patronage Capital and Membership Fees	Accumulated Other Comprehensive Margin (Loss)	Total
Balance at December 31, 2003	$444,418	$(49,814)	$394,604

Components of comprehensive margin:
Net margin	12,718		12,718
Unrealized loss on interest rate swap arrangements		(5,142)	(5,142)
Unrealized gain on available-for-sale securities		237	237
Unrealized gain on financial gas hedges		1,523	1,523

Total comprehensive margin			9,336

Balance at March 31, 2004	$457,136	$(53,196)	$403,940

Balance at December 31, 2004	$461,655	$(46,896)	$414,759

Components of comprehensive margin:
Net margin	11,226		11,226
Unrealized loss on interest rate swap arrangements		(2,244)	(2,244)
Unrealized loss on available-for-sale securities		(322)	(322)
Unrealized gain on financial gas hedges		136	136

Total comprehensive margin			8,796

Balance at March 31, 2005	$472,881	$(49,326)	$423,555

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2005 and 2004

	(dollars in thousands)
	2005	2004
Cash flows from operating activities:
Net margin	$11,226	$12,718

Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization, including nuclear fuel	55,688	57,042
Net accretion cost	3,108	6,787
Allowance for equity funds used during construction	(65)	(84)
Amortization of deferred gains	(619)	(619)
Amortization of net benefit of sale of income tax benefits	(796)	(796)
Deferred nuclear outage costs	(12,619)	(7,296)
Other	198	(1,072)
Change in operating assets and liabilities:
Receivables	4,188	9,777
Inventories	4,477	(1,290)
Prepayments and other current assets	1,767	1,995
Accounts payable	(23,994)	(28,776)
Accrued interest	(28,979)	3,773
Accrued and withheld taxes	6,300	(6,211)
Members' advances	158,672	—
Other current liabilities	1,405	(2,319)

Total adjustments	168,731	30,911

Net cash provided by operating activities	179,957	43,629

Cash flows from investing activities:
Property additions	(12,675)	(13,077)
Net proceeds from bond, reserve and construction funds	878	13,618
Decrease (increase) in investment in associated organizations	503	(1,187)
Decrease in restricted cash and cash equivalents	11,781	133,343
Increase in restricted and other short-term investments	(158,750)	(926)
Decrease (increase) in other long-term investments	21,830	(28,005)
Increase in decommissioning fund	(3,115)	(6,960)

Net cash (used in) provided by investing activities	(139,548)	96,806

Cash flows from financing activities:
Long-term debt proceeds	—	—
Long-term debt payments	(73,789)	(146,520)
Issuance costs and loss on reacquired debt	(2,111)	(9,092)
Increase in deferred credit for major overhaul	870	1,577

Net cash used in financing activities	(75,030)	(154,035)

Net decrease in cash and cash equivalents	(34,621)	(13,600)
Cash and cash equivalents at beginning of period	133,668	66,485

Cash and cash equivalents at end of period	$99,047	$52,885

Cash paid for:
Interest (net of amounts capitalized)	$79,638	$47,573
Income taxes	—	—

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Notes to Condensed Financial Statements
March 31, 2005 and 2004

(A)
General.    The condensed financial statements included in this report have been prepared by Oglethorpe Power Corporation (Oglethorpe), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the information furnished in this report reflects all adjustments (which include only normal recurring adjustments) and estimates necessary to present fairly, in all material respects, the results for the periods ended March 31, 2005 and 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although Oglethorpe believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Oglethorpe's latest Annual Report on Form 10-K, as filed with the SEC. Certain amounts for 2004 have been reclassified to conform to the current period presentation. The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of results to be expected for the full year.

(B)
New Accounting Pronouncements.    In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations". This interpretation clarifies that the term conditional asset retirement obligation as used in FASB No. 143, "Accounting for Asset Retirement Obligations", refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of Oglethorpe. The obligation to perform the asset retirement activity is unconditional even though uncertainty may exist about the timing and/or method of settlement. Thus, the timing and/or method of settlement may be conditional on a future event. Accordingly, Oglethorpe is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Interpretation No. 47 will be effective for Oglethorpe by no later than by the end of the current fiscal year ending December 31, 2005. Retroactive application for interim financial information is permitted but not required. Oglethorpe is assessing the impact of this Interpretation and currently believes that Interpretation No. 47 will not have a material impact on its financial statements.

(C)
Proposed Accounting Interpretation.    A current FASB project, "Uncertain Tax Positions (Recognition of Tax Benefits)", objective is to clarify the criteria for recognition of tax benefits in accordance with Statement No. 109, "Accounting for Income Taxes". The project seeks to clarify that an entity's tax benefits recognized in tax returns must be probable of being sustained prior to recording the related tax benefit in the financial statements. Oglethorpe is monitoring developments of the proposed Interpretation and is assessing the impact this Interpretation may have on its financial statements. Oglethorpe cannot predict what actions the FASB will take or how such actions might ultimately affect Oglethorpe's financial position or results of operations.

(D)
Accumulated Comprehensive Margin or (Loss).    The table below provides a detail of the beginning and ending balance for each classification of other comprehensive margin (loss) along with the amount of any reclassification adjustments included in margin for each of the periods presented in the Statement of Patronage Capital and Membership Fees and Accumulated Other Comprehensive Margin. There were no material changes in the nature, timing or amounts of expected reclassification adjustments from the amounts disclosed in Oglethorpe's Annual Report on Form 10-K for the year ended December 31, 2004. Oglethorpe's effective tax rate is zero; therefore, all amounts below are presented net of tax.

Accumulated Other Comprehensive Margin (Loss)

(dollars in thousands)
Interest Rate Swap Arrangements	Available-for-sale Securities	Financial Gas Hedges	Total

Balance at December 31, 2003	($49,916)	($618)	$720	($49,814)

Unrealized gain/(loss)	(5,142)	245	1,393	(3,504)
Reclassification adjustments	—	(8)	130	122

Balance at March 31, 2004	($55,058)	($381)	$2,243	($53,196)

Balance at December 31, 2004	($45,254)	($1,506)	($136)	($46,896)

Unrealized gain/(loss)	(2,244)	(322)	—	(2,566)
Reclassification adjustments	—	—	136	136

Balance at March 31, 2005	($47,498)	($1,828)	$—	($49,326)

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

2.    Clean Air Act.    In December 2002, the Sierra Club, Physicians for Social Responsibility, Georgia Forest Watch and one individual filed suit in Federal Court in Georgia against Georgia Power Company (GPC) alleging violations of the Clean Air Act at Plant Wansley. The complaint alleges violations of opacity limits at both the coal-fired units, in which Oglethorpe is a co-owner, and other violations at several of the combined cycle units where Oglethorpe has no ownership interest. This civil action requests injunctive and declaratory relief, civil penalties, a supplemental environmental project and attorneys' fees. In December 2004, the U.S. District Court for the Northern District of Georgia issued an Order holding GPC liable for certain violations of opacity limits at the coal-fired units. However, in March 2005, the U.S. Court of Appeals for the Eleventh Circuit allowed an immediate appeal of the Court's Order. While Oglethorpe believes that Plant Wansley has complied with applicable laws and regulations, resolution of this matter is uncertain at this time, as is any responsibility of Oglethorpe for a share of any penalties or other costs that might be assessed against GPC.

In January 2003, the Sierra Club appealed an unsuccessful challenge to an air operating permit for the Chattahoochee combined cycle facility, to the United States Court of Appeals for the Eleventh Circuit. Oglethorpe acquired this facility by merging with Chattahoochee EMC. Oglethorpe intervened in the appeal on behalf of the Environmental Protection Agency (EPA). In May 2004, the Court ruled in favor of the Sierra Club, invalidating EPA's denial of the petition and remanding the matter to EPA for further consideration. Although Oglethorpe believes that the order does not affect the ability of the facility to continue to operate pending further consideration and that a favorable outcome in this matter is likely, an unfavorable ruling could temporarily affect the ability of the facility to continue operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the Three Months Ended March 31, 2005 and 2004

Net Margin

Oglethorpe's net margin for the three months ended March 31, 2005 was $11.2 million compared to $12.7 million for the same period of 2004. The lower net margin for the three-month period of 2005 was due to budgeted fixed production expenses in 2005 being closer to the actual amount than in 2004, when the corresponding amounts were lower than budget.

Operating Revenues

Oglethorpe's operating revenues fluctuate from period to period based on factors including weather and other seasonal factors, load growth in the service territories of Oglethorpe's 38 electric distribution cooperative members (the Members), operating costs, availability of electric generation resources, Oglethorpe's decisions of whether to dispatch its owned or purchased resources or Member-owned resources over which it has dispatch rights and by Members' decisions of whether to purchase a portion of their hourly energy requirements from Oglethorpe resources or from other suppliers.

Total revenues from sales to the Members for the three-month period ended March 31, 2005 were 3.0% less than such revenues for the same period of 2004. Megawatt-hour (MWh) sales to Members decreased 14.0% in the current period compared to the same period of 2004. The average total revenue per MWh from sales to Members increased 12.9% for the current first quarter of 2005 compared to the same period of 2004.

The components of Member revenues for the three months ended March 31, 2005 and 2004 were as follows:

	Three Months Ended March 31,
	2005	2004
	(dollars in thousands)
Capacity revenues	$159,779	$161,525
Energy revenues	128,114	135,162

Total	$287,893	$296,687

Capacity revenues for the three months ended March 31, 2005 varied only slightly compared to the same period of 2004. Energy revenues were 5.2% lower for the three-month period ended March 31, 2005 compared to the same period of 2004. Oglethorpe's average energy revenue per MWh from sales to Members was 10.3% higher in the current period compared to the same period of 2004. The decrease in energy revenues for the first quarter of 2005 was primarily due to a decrease in the pass through of purchased power energy costs due to the termination, effective December 31, 2004, of the power marketer agreement with LG&E Marketing, Inc. (LEM). The absence of the LEM agreement from Oglethorpe's power supply portfolio has resulted in an increase to the average cost of power being supplied by Oglethorpe to its Members. There are two reasons for this. First, the energy that was provided pursuant to the LEM agreement was at a very favorable cost to Oglethorpe. But, more importantly, because Oglethorpe is selling less energy to its Members, the spreading of Oglethorpe's fixed cost (which remain relatively unchanged) over fewer MWhs sold has the effect of increasing Oglethorpe's average cost of power. For further discussion regarding purchased power costs see "Operating Expenses" below.

Sales to non-Members were primarily from capacity and energy sales to Alabama Electric Cooperative under an agreement to sell 100 MW of capacity for the period June 1998 through December 2005. In addition, Oglethorpe sells short-term energy to non-Members for the benefit of Members participating in its capacity and energy pool. The capacity and energy pool was discontinued effective March 31, 2005. Total non-Members revenues for the three-month period of 2005 were $9.4 million compared to $8.2 million for the same period of 2004.

Operating Expenses

Operating expenses for the three-month period ended March 31, 2005 were 2.8% lower compared to the same period of 2004. The decrease in operating expenses for the current period compared to the same period of 2004 was primarily due to lower purchased power and accretion expenses offset somewhat by higher fuel costs.

For the three-month period of 2005 compared to the same period of 2004, total fuel costs increased 14.7% while total generation varied slightly. The increase in total fuel costs for 2005 resulted from the difference in the mix of generation, with a higher percentage of generation from fossil and less from nuclear than in 2004. The larger portion of fossil generation, with its higher average fuel cost compared to nuclear, yielded a 14.7% increase in average fuel cost.

Purchased power costs decreased 18.6% for the three-month period ended March 31, 2005 compared to the same period of 2004. Purchased MWhs decreased 48.8% for the first quarter of 2005 compared to the same period of 2004. The average cost per MWh of total purchased power increased 59.0% in the current period of 2005 compared to the same period of 2004. Purchased power costs were as follows:

	Three Months Ended March 31,
	2005	2004
	(dollars in thousands)
Capacity costs	$15,082	$15,255
Energy costs	56,279	72,442

Total	$71,361	$87,697

Purchased power energy costs for the three-month period ended March 31, 2005 were 22.3% lower compared to the same period of 2004. The decrease in purchased power energy costs resulted primarily from the termination of the LEM power marketer agreement offset somewhat by an increase in energy purchases from other power companies. The average cost of purchased power energy for the three months ended March 31, 2005 was 51.8% higher compared to the same period of 2004. As discussed above, the energy provided pursuant to the LEM agreement was at a very favorable cost thus the termination of the LEM agreement has had the effect of increasing the average purchased power energy costs.

Accretion expense represents the change in the asset retirement obligations due to the passage of time. For nuclear decommissioning, Oglethorpe records a regulatory asset for the timing difference in accretion expense recognized under SFAS No. 143 compared to the expense recovered for ratemaking purposes. The accretion expense recognized is equal to the earnings from the decommissioning trust fund. In 2005 decommissioning trust fund earnings were less than in 2004, thus accretion expense recognized was lower in 2005.

Other Income

Investment income decreased 18.4% (or $1.8 million) in the current three-month period compared to the same period of 2004 primarily due to lower earnings from the decommissioning fund.

Financial Condition

Capital Requirements and Liquidity and Sources of Capital

Environmental Matters

Oglethorpe's future capital expenditures depend in part on future environmental regulations, including future implementation of existing laws and regulations and how Oglethorpe and the other co-owners of coal-fired Plants Scherer and Wansley choose to comply with these regulations, once finalized. See Management's Discussion and Analysis for Financial Condition and Results of Operations—Financial Condition—Capital Requirements" in Oglethorpe's Annual Report on Form 10-K for the year ended December 31, 2004.

Liquidity

As of March 31, 2005, Oglethorpe had $526 million of unrestricted available liquidity to meet short-term cash needs and liquidity requirements. This liquidity consisted of, (i) approximately $99 million in cash and cash equivalents, (ii) $7 million in other short-term investments, (iii) $20 million available under a letter of credit facility, and (iv) $400 million available under three committed working capital line of credit facilities (see discussion below).

Oglethorpe also had $37 million invested in auction rate securities at March 31, 2005. These securities have maturities in excess of one year and as such are classified as long-term investments. However, most of these securities re-price in auctions that occur every 28 days or less, and Oglethorpe has the option of liquidating these securities at the end of any auction period.

Oglethorpe has in place a $300 million committed working capital line of credit that supports its commercial paper program. This facility matures in September 2007. Oglethorpe also has in place two $50 million committed lines of credit, one with National Rural Utilities Cooperative Finance Corporation that matures in September, 2005, and one with CoBank, ACB that matures in November, 2005.

In addition to unrestricted available liquidity, Oglethorpe had $240 million in restricted short-term investments at March 31, 2005. This amount relates to a Rural Utilities Service (RUS) Cushion of Credit Account established with the U.S. Treasury in mid-2004 that earns interest at a guaranteed rate of 5% per annum, which is more than Oglethorpe is currently earning on its general funds investments. The funds, including interest earned thereon, can only be applied to future debt service on RUS and RUS-guaranteed Federal Financing Bank (FFB) notes. At December 31, 2004, the balance in this account was $81 million. As a result of a program that was implemented in the first quarter of 2005 under which the Members can prepay at a discount their monthly power bill from Oglethorpe, an additional $171 million was deposited into the Cushion of Credit Account. On March 30, 2005, $13 million of the funds on deposit were applied against RUS/FFB debt service due from Oglethorpe. This left a balance of $240 million in the account at March 31, 2005.

Oglethorpe anticipates that some Members will continue to prepay their power bills during the remainder of 2005 and that those funds will be deposited in the Cushion of Credit Account. Based on Oglethorpe's view of interest rates and its scheduled RUS/FFB debt service, it is currently estimated that at the end of 2005 the amount on deposit will equal $81 million, which is approximately four months of RUS/FFB debt service. Although restricted, these deposits provide a source of short-term liquidity.

Planned Financings

Oglethorpe submitted a loan application totaling $72 million to the RUS in September 2004, and expects soon to amend this loan application to increase the requested amount to $112 million. If approved, the loan will fund normal additions and replacements to generation facilities incurred in

2004, and a portion of the normal additions and replacements to generation facilities expected to be incurred in 2005 through 2012. Oglethorpe anticipates that RUS will take action on this loan application by mid-year 2005.

In the second half of 2005, Oglethorpe anticipates submitting another loan application to RUS totaling approximately $160 million to fund capital expenditures made in 2004 and forecasted to be made in 2005 through 2009 to comply with certain environmental regulations. Oglethorpe does not expect RUS to act on this loan application until 2006 at the earliest.

If approved, both of these loans would be funded through the FFB and guaranteed by the RUS and the debt would be secured under Oglethorpe's Mortgage Indenture.

General

Total assets and total equity plus liabilities as of March 31, 2005 were $4.9 billion, which was $57 million higher than the total at December 31, 2004. The increase was due primarily to an increase in restricted short-term investments, somewhat offset by the depreciation of plant and decreases in cash and cash equivalents, and long-term investments.

Assets

Property additions for the three months ended March 31, 2005 totaled $12.7 million, primarily for purchases of nuclear fuel and for additions, replacements, and improvements to existing generation facilities.

The $2.4 million increase in construction work in progress was primarily due to various replacement and improvement projects for existing generation facilities.

Long-term investments primarily represent auction rate securities. As a result of their favorable interest rates, Oglethorpe invests in auction rate securities on a short-term basis by utilizing the re-pricing option inherent to the securities. The decrease in long-term investments was due to Oglethorpe satisfying a portion of its cash needs during the first quarter of 2005 by liquidating a number of these investments.

As of March 31, 2005, Oglethorpe had cash and cash equivalents of $99.0 million, which was a decrease of $34.6 million from December 31, 2004. The decrease was primarily due to $73.8 million repayment of long-term debt (primarily FFB debt) and $12.7 million invested in property additions (primarily nuclear fuel); offset somewhat by a $21.8 million liquidation of certain long-term investments, an $11.8 million use of restricted cash, and cash generated from operations.

Restricted cash and cash equivalents at December 31, 2004 represent the proceeds from the December 2004 PCB refinancing, which were on deposit with a trustee. The proceeds were subsequently used in the first quarter of 2005 for payment of the refinanced PCB principal that matured in January 2005.

Restricted short-term investments represent funds deposited into a RUS Cushion of Credit Account with the U.S. Treasury. Funds received from the Members as a result of the power bill prepayment program were deposited into the Cushion of Credit Account. For information regarding the RUS Cushion of credit and the power bill prepayment program, see "Liquidity" above.

The 42.9% decrease in prepayments and other current assets was predominately due to the amortization of prepaid insurance balances.

Deferred nuclear outage costs increased $7.9 million, or 72.3%, as a result of the deferral of refueling outage costs incurred for Plant Hatch Unit No. 2 and Plant Vogtle Unit No. 1 during the first quarter of 2005. Nuclear outage costs incurred during a refueling outage are deferred and amortized over an 18-month or 24-month operating cycle, depending upon the plant.

Deferred asset retirement obligation costs increased 40.0%, or $5.9 million. Consistent with Oglethorpe's rate making policy, unrealized gains or losses from the nuclear decommissioning fund are added to or deducted from the deferred asset. A decrease in the unrealized gain resulted in a $5.1 million increase in the deferred asset. An additional $0.9 million was deferred due to the timing difference between the accretion expense recognized under SFAS No. 143 and the expense recovered for rate making purposes. As a result of this difference, amortization recognized as accretion expense was reduced and the deferral was increased by $0.9 million. For information regarding accretion expense, see "Operating Expenses" above.

Equity and Liabilities

Long-term debt and capital leases due within one year decreased by 10.2% primarily as a result of the timing of FFB principal and interest payments. The current portion at December 31, 2004 included five quarterly principal payments, whereas the March 31, 2005 balance included four quarterly principal payments. The fourth quarter 2004 payment was paid, when due, on January 3, 2005.

Accounts payable decreased 35.7% primarily as a result of a decrease in payables to power marketers and Georgia Power Company. The payables to power marketers decreased due to the expiration of one contract on December 31, 2004, and payment being made in January 2005 for amounts accrued at December 31, 2004. In addition, Oglethorpe was in a net receivable position with the remaining power marketer at March 31, 2005. The payable to Georgia Power Company at December 31, 2004 included higher accruals for fuel purchases and certain construction projects.

The decrease in accrued interest was largely due to the timing of FFB principal and interest payments. The December 31, 2004 balance included an amount payable on January 3, 2005, whereas there was no amount accrued for FFB debt at March 31, 2005, as a result of the payment made (as due) on that date. The decrease was somewhat offset by the interest expense accrual associated with the lease of Plant Scherer Unit No. 2, which is paid semi-annually. There was no accrual at December 31, 2004 for the Scherer debt as a result of the payment made (as due) on that date.

Accrued and withheld taxes increased 63.4% as a result of the monthly accruals for 2005 property tax, which are generally paid in the fourth quarter of the year.

Members' advances represent amounts received from the Members for prepayment of their monthly power bill. The prepayment program began in 2005. For information regarding the power bill prepayment program, see "Liquidity" above.

New and Proposed Accounting Pronouncements

For a discussion of New and Proposed Accounting Pronouncements see Note B and C of Notes to Condensed Financial Statements.

Forward-Looking Statements and Associated Risks

This Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding, among other items, (i) anticipated transactions by Oglethorpe and (ii) Oglethorpe's future capital requirements and sources of capital. These forward-looking statements are based largely on Oglethorpe's current expectations and are subject to a number of risks and uncertainties, some of which are beyond Oglethorpe's control. For factors that could cause actual results to differ materially from those anticipated by these forward-looking statements, see "BUSINESS-Competition" in Item 1 of Oglethorpe's 2004 Annual Report on Form 10-K. In light of these risks and uncertainties, there can be no assurance that events anticipated by the forward-looking statements contained in this Quarterly Report will in fact transpire.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Oglethorpe's market risks have not changed materially from the market risks reported in Oglethorpe's 2004 Annual Report on Form 10-K.

Item 4. Controls and Procedures

As of March 31, 2005, Oglethorpe had carried out an evaluation, under the supervision and with the participation of its management, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Oglethorpe's disclosure controls and procedures are effective to ensure that information required to be disclosed by Oglethorpe in the reports that Oglethorpe files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods required by the Securities Exchange Act and the rules there under.

No change in Oglethorpe's internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or are reasonably likely to materially affect, Oglethorpe's internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Environmental Matters

For information about environmental matters that could have an effect on Oglethorpe, see Note (E) to Notes to Condensed Financial Statements.

Item 6. Exhibits

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

Oglethorpe Power Corporation (An Electric Membership Corporation)
Date: May 13, 2005	By:	/s/ Thomas A. Smith Thomas A. Smith President and Chief Executive Officer
Date: May 13, 2005		/s/ Mark Chesla Mark Chesla Vice President, Controller (Chief Accounting Officer)

QuickLinks

OGLETHORPE POWER CORPORATION INDEX TO QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2005
  PART I—FINANCIAL INFORMATION Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
  PART II — OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 6. Exhibits
SIGNATURES