Form 10-Q
period 2005-06-30
OGLETHORPE POWER CORP
filed 2005-08-15
CIK 788816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 33-7591

Oglethorpe Power Corporation

(An Electric Membership Corporation)

(Exact name of registrant as specified in its charter)

Georgia	58-1211925
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
Post Office Box 1349
2100 East Exchange Place
Tucker, Georgia	30085-1349
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code	(770) 270-7600

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

OGLETHORPE POWER CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2005

		Page No.
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Balance Sheets (Unaudited) as of June 30, 2005 and December 31, 2004	3
	Condensed Statements of Revenues and Expenses (Unaudited) for the Three Months and Six Months ended June 30, 2005 and 2004	5
	Condensed Statements of Patronage Capital and Membership Fees and Accumulated Other Comprehensive Margin (Loss) (Unaudited) for the Six Months ended June 30, 2005 and 2004	6
	Condensed Statements of Cash Flows (Unaudited) For the Six Months ended June 30, 2005 and 2004	7
	Notes to Condensed Financial Statements (Unaudited) For the Six Months ended June 30, 2005 and 2004	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Controls and Procedures	16
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	17
Item 5.	Other Information	17
Item 6.	Exhibits	17
SIGNATURES		18

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

Oglethorpe Power Corporation
Condensed Balance Sheets
June 30, 2005 and December 31, 2004

	(dollars in thousands)
	2005	2004
	(Unaudited)
Assets
Electric plant:
In service	$5,786,260	$5,784,529
Less: Accumulated provision for depreciation	(2,307,512)	(2,237,192)
	3,478,748	3,547,337
Nuclear fuel, at amortized cost	91,930	87,941
Construction work in progress	29,871	22,830
	3,600,549	3,658,108
Investments and funds:
Decommissioning fund, at market	198,482	196,181
Deposit on Rocky Mountain transactions, at cost	85,796	83,012
Bond, reserve and construction funds, at market	7,208	8,051
Investment in associated organizations, at cost	36,831	33,959
Long-term investments, at market	41,493	68,507
Other, at cost	1,084	1,084
	370,894	390,794
Current assets:
Cash and cash equivalents, at cost	109,278	133,669
Restricted cash and cash equivalents, at cost	—	11,781
Restricted short-term investments, at cost	199,431	81,104
Other short-term investments, at market	6,544	6,663
Receivables	124,135	129,221
Inventories, at average cost	101,494	100,927
Prepayments and other current assets	5,270	4,118
	546,152	467,483
Deferred charges:
Premium and loss on reacquired debt, being amortized	128,294	134,575
Deferred amortization of capital leases	109,559	110,422
Deferred debt expense, being amortized	23,585	23,026
Deferred nuclear outage costs, being amortized	17,810	10,880
Deferred asset retirement obligations costs, being amortized	20,243	14,664
Other	2,651	3,226
	302,142	296,793
	$4,819,737	$4,813,178

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Balance Sheets
June 30, 2005 and December 31, 2004

	(dollars in thousands)
	2005	2004
	(Unaudited)
Equity and Liabilities
Capitalization:
Patronage capital and membership fees	$473,842	$461,655
Accumulated other comprehensive loss	(46,439)	(46,896)
	427,403	414,759
Long-term debt	3,104,073	3,180,915
Obligation under capital leases	314,662	324,326
Obligation under Rocky Mountain transactions	85,796	83,012
	3,931,934	4,003,012
Current liabilities:
Long-term debt and capital leases due within one year	173,850	190,835
Accounts payable	53,823	67,149
Accrued interest	9,432	40,176
Accrued and withheld taxes	22,632	9,945
Members’ advances	117,462	—
Other current liabilities	11,637	11,583
	388,836	319,688
Deferred credits and other liabilities:
Gain on sale of plant, being amortized	42,197	43,434
Net benefit of Rocky Mountain transactions, being amortized	68,485	70,078
Asset retirement obligations	256,356	248,295
Accumulated retirement costs for other obligations	55,730	54,272
Interest rate swap arrangements	44,905	45,254
Other	31,294	29,145
	498,967	490,478
	$4,819,737	$4,813,178

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation

Condensed Statements of Revenues and Expenses (Unaudited)

For the Six Months Ended June 30, 2005 and 2004

	(dollars in thousands)

	Three Months		Six Months
	2005	2004	2005	2004
Operating revenues:
Sales to Members	$ 270,963	$ 319,762	$ 558,856	$ 616,449
Sales to non-Members	8,156	8,654	17,547	16,811
Total operating revenues	279,119	328,416	576,403	633,260
Operating expenses:
Fuel	72,822	84,416	139,170	142,277
Production	63,443	60,485	126,160	118,807
Purchased power	56,637	91,800	127,998	179,497
Depreciation and amortization	38,145	38,318	76,499	76,451
Accretion	2,103	2,899	5,211	9,686
Income taxes	—	(3)	—	(3)
Total operating expenses	233,150	277,915	475,038	526,715
Operating margin	45,969	50,501	101,365	106,545
Other income (expense):
Investment income	8,441	5,943	16,563	15,901
Amortization of deferred gains	618	618	1,237	1,237
Amortization of net benefit of sale of income tax benefits	797	797	1,593	1,593
Allowance for equity funds used during construction	85	35	150	119
Other	341	358	1,166	1,093
Total other income	10,282	7,751	20,709	19,943
Interest charges:
Interest on long-term-debt and capital leases	51,109	50,990	101,235	102,266
Other interest	706	672	1,721	1,354
Allowance for debt funds used during construction	(473)	(252)	(955)	(864)
Amortization of debt discount and expense	3,948	4,166	7,886	8,338
Net interest charges	55,290	55,576	109,887	111,094
Net margin	$ 961	$ 2,676	$ 12,187	$ 15,394

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Patronage Capital and Membership Fees
and Accumulated Other Comprehensive Margin Loss (Unaudited)
For the Six Months Ended June 30, 2005 and 2004

	(dollars in thousands)
	Patronage	Accumulated
	Capital and	Other
	Membership	Comprehensive
	Fees	Margin (Loss)	Total
Balance at December 31, 2003	$ 444,418	$ (49,814)	$ 394,604
Components of comprehensive margin:
Net margin	15,394		15,394
Unrealized gain on interest rate swap arrangements		7,761	7,761
Unrealized loss on available-for-sale securities		(1,560)	(1,560)
Unrealized gain on financial gas hedges		1,348	1,348
Total comprehensive margin			22,943

Balance at June 30, 2004	$ 459,812	$ (42,265)	$ 417,547
Balance at December 31, 2004	$ 461,655	$ (46,896)	$ 414,759
Components of comprehensive margin:
Net margin	12,187		12,187
Unrealized gain on interest rate swap arrangements		350	350
Unrealized loss on available-for-sale securities		(474)	(474)
Unrealized gain on financial gas hedges		581	581
Total comprehensive margin			12,644

Balance at June 30, 2005	$ 473,842	$ (46,439)	$ 427,403

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation

Condensed Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2005 and 2004

	(dollars in thousands)
	2005	2004
Cash flows from operating activities:
Net margin	$ 12,187	$ 15,394
Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization, including nuclear fuel	110,903	113,313
Net accretion cost	5,211	9,686
Allowance for equity funds used during construction	(150)	(119)
Amortization of deferred gains	(1,237)	(1,237)
Amortization of net benefit of sale of income tax benefits	(1,593)	(1,593)
Deferred nuclear outage costs	(15,716)	(13,354)
Other	106	(754)
Change in operating assets and liabilities:
Receivables	5,755	(14,935)
Inventories	(568)	(1,827)
Prepayments and other current assets	(706)	(235)
Accounts payable	(13,326)	(1,989)
Accrued interest	(30,744)	1,773
Accrued and withheld taxes	12,687	936
Other current liabilities	189	(1,165)
Total adjustments	70,811	88,500
Net cash provided by operating activities	82,998	103,894
Cash flows from investing activities:
Property additions	(33,338)	(27,304)
Net proceeds from bond, reserve and construction funds	813	13,548
Increase in investment in associated organizations	(3,130)	(990)
Decrease in restricted cash and cash equivalents	11,781	133,345
Increase in restricted and other short-term investments	(118,327)	(1,534)
Increase in Members’ advances	117,462	—
Decrease in other long-term investments	26,690	(9,310)
Increase in decommissioning fund	(5,316)	(9,984)
Net cash (used in) provided by investing activities	(3,365)	97,771
Cash flows from financing activities:
Long-term debt proceeds, net	8,647	—
Long-term debt payments	(112,138)	(176,296)
Issuance costs and loss on reacquired debt	(2,164)	(9,314)
Increase in deferred credit for major overhaul	1,632	2,928
Net cash used in financing activities	(104,023)	(182,682)
Net (decrease) increase in cash and temporary cash investments	(24,390)	18,983
Cash and temporary cash investments at beginning of period	133,668	66,485
Cash and temporary cash investments at end of period	$ 109,278	$ 85,468
Cash paid for:
Interest (net of amounts capitalized of $955 and $864, respectively)	$ 132,745	$ 100,983
Income taxes	—	—

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Notes to Condensed Financial Statements (Unaudited)
June 30, 2005 and 2004

(A)       General.   The condensed financial statements included in this report have been prepared by Oglethorpe Power Corporation (Oglethorpe), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the information furnished in this report reflects all adjustments (which include only normal recurring adjustments) and estimates necessary to present fairly, in all material respects, the results for the periods ended June 30, 2005 and 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although Oglethorpe believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Oglethorpe’s latest Annual Report on Form 10-K, as filed with the SEC. Certain amounts for 2004 have been reclassified to conform to the current period presentation. The results of operations for the three-month and six-month periods ended June 30, 2005 are not necessarily indicative of results to be expected for the full year. As noted in Oglethorpe’s 2004 Annual Report on Form 10-K, substantially all of Oglethorpe’s sales are to its Members and, thus, the receivables on the accompanying balance sheets are principally from its Members. (See “Notes to Financial Statements” in Item 8 of Oglethorpe’s 2004 Annual Report on Form 10-K.)

(B)        New Accounting Pronouncements.   In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”. This interpretation clarifies that the term conditional asset retirement obligation as used in Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of Oglethorpe. The obligation to perform the asset retirement activity is unconditional even though uncertainty may exist about the timing and/or method of settlement. Thus, the timing and/or method of settlement may be conditional on a future event. Accordingly, Oglethorpe is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Interpretation No. 47 will be effective for Oglethorpe by no later than by the end of the current fiscal year ending December 31, 2005. Retroactive application for interim financial information is permitted but not required. Oglethorpe is assessing the impact of this Interpretation and currently believes that Interpretation No. 47 will not have a material impact on its financial statements.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20 and SFAS No. 3. SFAS 154 requires retrospective application to prior periods’ financial statements of voluntary change in accounting principle, unless it is impractical. Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including, in net income, for the period of the change, the cumulative effect of changing to the newly adopted accounting principle. SFAS 154 also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. Opinion No. 20 previously required that such a change be reported as a change in accounting principle. SFAS 154 also requires that any errors in the financial statements of a prior period shall be reported as a prior-period adjustment by restating the prior period financial statements. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Oglethorpe does not currently expect this statement to have an impact on its financial statements.

(C)        Proposed Accounting Interpretation.   In July 2005, the FASB issued an Exposure Draft of a proposed Interpretation, “Accounting for Uncertain Tax Positions—an Interpretation of FASB Statement No. 109.”  The objective of the Proposed Interpretation is to clarify the accounting for uncertain tax positions. Generally, an entity would be required to recognize, in its financial statements, the best estimate of the impact of a tax position only if that position is probable of being sustained on audit based solely on the technical merits of the position. The term “probable” is used in this proposed Interpretation consistent with its use in SFAS No. 5, “Accounting for Contingencies”, to mean “the future event or events are likely to occur.”  Individual tax positions that fail to meet the probable threshold will generally result in either (a) a reduction in the deferred tax asset or an increase in a deferred tax liability or (b) an increase in a liability for income taxes payable or the reduction of an income tax refund receivable. Comments on the Exposure draft are due September 12, 2005. Oglethorpe is monitoring developments of the Proposed Interpretation and is assessing the impact that the Proposed Interpretation may have on its financial statements. Oglethorpe cannot predict what actions the FASB will take or how such actions might ultimately affect Oglethorpe’s financial position or results of operations.

(D)       Accumulated Comprehensive Margin (Loss).   The table below provides a detail of the beginning and ending balance for each classification of other comprehensive margin (loss) along with the amount of any reclassification adjustments included in margin for each of the periods presented in the Statement of Patronage Capital and Membership Fees and Accumulated Other Comprehensive Margin (Loss). There were no material changes in the nature, timing or amounts of expected reclassification adjustments from the amounts disclosed in Oglethorpe’s Annual Report on Form 10-K for the year ended December 31, 2004. Oglethorpe’s effective tax rate is zero; therefore, all amounts below are presented net of tax.

	Accumulated Other Comprehensive Margin (Loss)
	(dollars in thousands)
	Interest Rate Swap Arrangements	Available-for-sale Securities	Financial Gas Hedges	Total
Balance at December 31, 2003	($49,916)	($618)	$ 720	($49,814)
Unrealized gain/(loss)	7,761	(1,491)	255	6,525
Reclassification adjustments	—	(69)	1,093	1,024
Balance at June 30, 2004	($42,155)	($2,178)	$ 2,068	($42,265)
Balance at December 31, 2004	($45,254)	($1,506)	($136)	($46,896)
Unrealized gain/(loss)	350	(474)	880	756
Reclassification adjustments	—	—	(299)	(299)
Balance at June 30, 2005	($44,904)	($1,980)	$ 445	($46,439)

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

2.   Clean Air Act.   In December 2002, the Sierra Club, Physicians for Social Responsibility, Georgia Forest Watch and one individual filed suit in Federal Court in Georgia against Georgia Power Company (GPC) alleging violations of the Clean Air Act at Plant Wansley. The complaint alleges violations of opacity limits at both the coal-fired units, in which Oglethorpe is a co-owner, and other violations at several of the combined cycle units where Oglethorpe has no ownership interest. This civil action requests injunctive and declaratory relief, civil penalties, a supplemental environmental project and attorneys’ fees. In December 2004, the U.S. District Court for the Northern District of Georgia issued an Order holding GPC liable for certain violations of opacity limits at the coal-fired units. However, in March 2005, the U.S. Court of Appeals for the Eleventh Circuit allowed an immediate appeal of the Court’s Order. While Oglethorpe believes that Plant Wansley has complied with applicable laws and regulations, resolution of this matter is uncertain at this time, as is any responsibility of Oglethorpe for a share of any penalties or other costs that might be assessed against GPC.

In January 2003, the Sierra Club appealed an unsuccessful challenge to an air operating permit for the Chattahoochee combined cycle facility, to the United States Court of Appeals for the Eleventh Circuit. Oglethorpe acquired this facility by merging with Chattahoochee EMC. Oglethorpe intervened in the appeal on behalf of the Environmental Protection Agency (EPA). In May 2004, the Court ruled in favor of the Sierra Club, invalidating EPA’s denial of the petition and remanding the matter to EPA for further consideration. Although Oglethorpe believes that the order does not affect the ability of the facility to continue to operate pending further consideration and that a favorable outcome in this matter is likely, an unfavorable ruling could temporarily affect the ability of the facility to continue operations.

(F)         LEM Arbitration.   In October 2004, LG&E Energy Marketing Inc. (LEM), and its affiliates initiated a binding arbitration process to resolve certain issues relating to the LEM agreement. Oglethorpe recorded a $15.0 million reserve in 2004 for estimated damages payable to LEM. In June 2005, the arbitration panel selected LEM’s remedy, which requires Oglethorpe to pay LEM approximately $16.0 million. Oglethorpe recorded an additional $1.0 million accrual to purchased power energy costs, and a corresponding increase in current liabilities, during the second quarter of 2005. The $16.0 million accrual is reflected as an unbilled receivable from the Members and accounts payable on the accompanying balance sheets at June 30, 2005. Payment was made to LEM in July 2005.

(G)      Subsequent event.   Through July 2005, Oglethorpe sold SO2 allowances in excess of its needs to various parties and received approximately $47.2 million in proceeds from these sales. These amounts will be recorded as other income on the Condensed Statements of Revenues and Expenses. Oglethorpe expects to offset $40.4 million of this income by reducing amounts collected from Members during 2005. The remaining $6.8 million of income is expected to be offset by amortizing in 2005 $6.8 million of deferred asset retirement obligations costs. As a result, there would be no net change to net margin.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the Three Months and Six Months Ended June 30, 2005 and 2004

Net Margin

Oglethorpe’s net margin for the three months and six months ended June 30, 2005 was $1.0 million and $12.2 million, compared to $2.7 million and $15.4 million for the same periods of 2004. The lower net margin for the current periods of 2005 was due to budgeted fixed production expenses in 2005 being closer to the actual amounts than in 2004, when the corresponding amounts were lower than budget.

Operating Revenues

Oglethorpe’s operating revenues fluctuate from period to period based on factors including weather and other seasonal factors, load growth in the service territories of Oglethorpe’s 38 electric distribution cooperative members (the Members), operating costs, availability of electric generation resources, Oglethorpe’s decisions of whether to dispatch its owned or purchased resources or Member-owned resources over which it has dispatch rights and by Members’ decisions of whether to purchase a portion of their hourly energy requirements from Oglethorpe resources or from other suppliers.

Total revenues from sales to the Members for the three-month and six-month periods ended June 30, 2005 were 15.3% and 9.3% less than such revenues for the same periods of 2004. Megawatt-hour (MWh) sales to Members decreased 33.4% and 24.3% in the currents periods compared to the same periods of 2004. The average total revenue per MWh from sales to Members increased 27.3% and 19.8% for the current periods of 2005 compared to the same periods of 2004. The absence of the LEM and Morgan Stanley agreements from Oglethorpe’s power supply portfolio has resulted in an increase to the average cost of power being supplied by Oglethorpe to its Members. There are two reasons for this. First, the energy that was provided pursuant to the LEM and Morgan Stanley agreements were at a very favorable cost to Oglethorpe. But, more importantly, because Oglethorpe is selling less energy to its Members, the spreading of Oglethorpe’s fixed cost (which remain relatively unchanged) over fewer MWhs sold has the effect of increasing Oglethorpe’s average cost of power. For further discussion regarding purchased power costs see “Operating Expenses” below. Plans by the Members to replace the portion of energy provided by the LEM and Morgan Stanley agreements have been implemented smoothly. (See “Executive Overview” in Item 7 of Oglethorpe’s 2004 Annual Report on Form 10-K.)

The components of Member revenues for the three months and six months ended June 30, 2005 and 2004 were as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
	(dollars in thousands)		(dollars in thousands)
Capacity revenues	$146,940	$155,448	$306,719	$316,973
Energy revenues	124,023	164,314	252,137	299,476
Total	$270,963	$319,762	$558,856	$616,449

Capacity revenues for the three-month and six-month periods ended June 30, 2005 decreased 5.5% and 3.2% compared to the same periods of 2004 partly due to the Members’ monthly power bill prepayment program which provides the Members with a discount for prepaying their monthly power bills. The prepayment funds are deposited in the Rural Utilities Service (RUS) Cushion of Credit Account. See “Liquidity” below for further discussion of the Members prepayment program and the RUS Cushion of Credit Account. In addition, higher revenues in 2004 resulted in margins of $3.2 million greater than 2005.

Energy revenues were 24.5% and 15.8% lower for the three-month and six-month periods ended June 30, 2005 compared to the same periods of 2004. Oglethorpe’s average energy revenue per MWh from sales to Members were 13.4% and 11.3% higher in the current periods compared to the same periods of 2004. The decrease in energy revenues for 2005 was primarily due to a decrease in the pass through of purchased power energy costs due to the expiration of power marketer agreements with LEM and Morgan Stanley that terminated on December 31, 2004 and March 31, 2005, respectively.

Sales to non-Members were primarily from capacity and energy sales to Alabama Electric Cooperative under an agreement to sell 100 MW of capacity for the period June 1998 through December 2005. In addition, Oglethorpe sells short-term energy to non-Members for the benefit of Members participating in its capacity and energy pool. The capacity and energy pool was discontinued effective March 31, 2005. Total non-Member revenues for the three-month and six-month periods of 2005 were $8.2 million and $17.5 million compared to $8.7 million and $16.8 million for the same periods of 2004.

Operating Expenses

Operating expenses for the three-month and six month periods ended June 30, 2005 were 16.1% and 9.8% lower compared to the same periods of 2004. The decrease in operating expenses for the three-month and six-month periods compared to the same periods of 2004 was primarily due to lower purchased power and accretion expenses offset somewhat by higher production costs. Also, fuel costs were lower during the second quarter of 2005 compared to the same quarter of 2004.

For the three-month and six-month periods ended June 30, 2005 compared to the same periods of 2004, total fuel costs decreased 13.7% and 2.2% while total generation decreased 9.7% and 5.2%, respectively. The decrease in total fuel costs for the second quarter and for the first six-month period of 2005 resulted from the difference in the mix of generation, with a lower percentage of generation from natural gas combustion turbine facilities and a higher percentage of the generation from fossil and nuclear than in 2004. The lower percentage of natural gas combustion turbine generation, with its higher average fuel cost compared to fossil and nuclear, yielded a 4.4% decrease in average fuel cost during the second quarter. The increase in average fuel cost of 3.2% for the six months ended June 30, 2005 compared to the same period of 2004 resulted primarily from higher steam fuel costs offset somewhat by the decrease in natural gas combustion turbine generation.

Production expenses increased 4.9% and 6.2% for the current periods of 2005 compared to the same periods of 2004 primarily as a result of a planned spring maintenance outage at Scherer Unit No. 2 during the current quarter of 2005. There were no corresponding planned outages during the second quarter of 2004.

Purchased power costs decreased 38.3% and 28.7% for the three months and six months periods ended June 30, 2005 compared to the same periods of 2004. Purchased MWhs decreased 69.0% and 59.3% for the current periods of 2005 compared to the same periods of 2004. The average cost per MWh of total purchased power increased 99.1% and 75.2% in the current periods of 2005 compared to the same periods of 2004. Purchased power costs were as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
	(dollars in thousands)		(dollars in thousands)
Capacity costs	$14,952	$15,663	$ 30,034	$ 30,918
Energy costs	41,685	76,137	97,964	148,579
Total	$56,637	$91,800	$127,998	$179,497

Purchased power energy costs for the three-month and six-month periods ended June 30, 2005 were 45.3% and 34.1% lower compared to the same periods of 2004. The decrease in purchased power energy costs resulted primarily from the termination of the LEM and Morgan Stanley power marketer agreements offset somewhat by an increase in energy purchases from other power companies. The average cost of purchased power energy for the three months and six months ended June 30, 2005 was 76.7% and 62.0% higher compared to the same periods of 2004. As discussed above, the energy provided pursuant to the LEM and Morgan Stanley agreements were at a very favorable cost thus the termination of these agreements has had the effect of increasing the average purchased power energy costs.

Accretion expense represents the change in the asset retirement obligations due to the passage of time. For nuclear decommissioning, Oglethorpe records a regulatory asset for the timing difference in accretion expense recognized under SFAS No. 143, “Accounting for Asset Retirement Obligations”, compared to the expense recovered for ratemaking purposes. The accretion expense recognized is equal to the earnings from the decommissioning trust fund. In 2005 decommissioning trust fund earnings were less than in 2004, thus accretion expense recognized was lower in 2005.

Other Income

Investment income increased 42.0% and 4.2% (or $2.5 million and $0.7 million, respectively) in the current three-month and six-month periods compared to the same periods of 2004 primarily due to earnings on funds deposited in the RUS Cushion of Credit account offset somewhat by lower earnings from the decommissioning fund.

Financial Condition

Capital Requirements and Liquidity and Sources of Capital

Environmental Matters

Oglethorpe’s future capital expenditures depend in part on future environmental regulations, including future implementation of existing laws and regulations and how Oglethorpe and the other co-owners of coal-fired Plants Scherer and Wansley choose to comply with these regulations, once finalized. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Capital Requirements” in Oglethorpe’s Annual Report on Form 10-K for the year ended December 31, 2004.

Liquidity

As of June 30, 2005, Oglethorpe had $516 million of unrestricted available liquidity to meet short-term cash needs and liquidity requirements. This liquidity consisted of, (i) approximately $109 million in cash and cash equivalents, (ii) $7 million in other short-term investments, and (iii) $400 million available under three committed working capital line of credit facilities (see discussion below).

Oglethorpe also had $18 million invested in auction rate securities at June 30, 2005. These securities have maturities in excess of one year and as such are classified as long-term investments. However, most of these securities re-price in auctions that occur every 28 days or less, and Oglethorpe has the option of liquidating these securities at the end of any auction period.

Oglethorpe has in place a $300 million committed working capital line of credit that supports its commercial paper program. This facility matures in September 2007. Oglethorpe also has in place two $50 million committed lines of credit, one with National Rural Utilities Cooperative Finance Corporation that matures in October, 2005, and one with CoBank, ACB that matures in November, 2005.

In addition to unrestricted available liquidity, Oglethorpe had $199 million in restricted short-term investments at June 30, 2005. This amount relates to a RUS Cushion of Credit Account established with the U.S. Treasury in mid-2004. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Capital Requirements and Liquidity and Sources of Capital—Liquidity” in Oglethorpe’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.)  In the first quarter of 2005, a program was implemented under which the Members can prepay at a discount their monthly power bill from Oglethorpe with the amounts deposited into the Cushion of Credit Account. Oglethorpe anticipates that some Members will continue to prepay their power bills under this program through the first six months of 2006. Although future interest rates are uncertain, based on Oglethorpe’s current view of interest rates and its scheduled RUS/FFB debt service, it is estimated that by the end of 2006 all amounts in the Cushion of Credit Account will have been applied against Oglethorpe’s quarterly RUS/FFB debt service. Although restricted, these deposits provide a source of short-term liquidity.

Planned Financings

Oglethorpe has a pending $92 million loan application at the RUS and anticipates that RUS will take action on this loan application in the third quarter of 2005. If approved, the loan funds will be drawn down over several years and will fund normal additions and replacements to generation facilities incurred in 2004, and a portion of the normal additions and replacements to generation facilities expected to be incurred in 2005 through 2012.

In the second half of 2005, Oglethorpe anticipates submitting another loan application to RUS for up to approximately $200 million to fund capital expenditures made in 2004 and forecasted to be made in 2005 through 2009 to comply with certain environmental regulations. Oglethorpe does not expect RUS to act on this loan application until 2006 at the earliest. Oglethorpe is also pursuing tax-exempt financing for a portion of the capital expenditures that will be included in this RUS loan application and that are related to qualifying sewage or solid waste disposal facilities. To the extent that Oglethorpe is able to obtain tax-exempt financing for any of these expenditures prior to the time the RUS loan application is approved, the amount requested from RUS would be reduced by the amount of the tax-exempt financing.

If approved, both of these loans would be funded through the FFB and guaranteed by the RUS and the debt would be secured under Oglethorpe’s Mortgage Indenture.

General

Total assets and total equity plus liabilities as of June 30, 2005 were $4.8 billion, which was $7 million higher than the total at December 31, 2004. The increase was due primarily to an increase in restricted short-term investments, largely offset by the depreciation of plant and decreases in cash, cash equivalents and long-term investments.

Assets

Property additions for the six months ended June 30, 2005 totaled $33.3 million, primarily for purchases of nuclear fuel and for additions, replacements, and improvements to existing generation facilities.

The $7.0 million increase in construction work in progress was primarily due to various replacement and improvement projects for existing generation facilities.

Long-term investments primarily represent auction rate securities. Because of their favorable interest rates, Oglethorpe invests in auction rate securities on a short-term basis by utilizing the re-pricing option inherent to the securities. The decrease in long-term investments was due to Oglethorpe satisfying a portion of its cash needs during 2005 by liquidating a portion of these investments.

As of June 30, 2005, Oglethorpe had cash and cash equivalents of $109.3 million, a decrease of $24.4 million from December 31, 2004. The decrease was primarily due to $112.1 million repayment of long-term debt (primarily FFB debt) and $33.3 million invested in property additions (largely nuclear fuel); offset somewhat by a $26.7 million liquidation of certain long-term investments, an $11.8 million use of restricted cash, and cash generated from operations.

Restricted cash and cash equivalents at December 31, 2004 represent the proceeds from the December 2004 PCB refinancing, which were on deposit with a trustee.  The proceeds were subsequently used in the first quarter of 2005 for payment of the refinanced PCB principal that matured in January 2005.

Restricted short-term investments represent funds deposited into a RUS Cushion of Credit Account with the U.S. Treasury. In addition to Oglethorpe’s cash deposited into the RUS Cushion of Credit Account, funds received from the Members through the power bill prepayment program are also deposited into the Cushion of Credit Account. For information regarding the RUS Cushion of Credit Account and the power bill prepayment program, see “Liquidity” above. A portion of the FFB principal and interest payment made in the second quarter of 2005 utilized funds in the Cushion of Credit Account.

The 28.0% increase in prepayments and other current assets was predominately due to the payment of certain insurance premiums.

Deferred nuclear outage costs increased $6.9 million, or 63.7%, as a result of the deferral of refueling outage costs incurred at Plant Hatch Unit No. 2 and Plant Vogtle Unit No. 1 during the first quarter of 2005. Nuclear outage costs incurred during a refueling outage are deferred and amortized over the plant’s operating cycle.

Deferred asset retirement obligation costs increased 38.0%, or $5.6 million. Consistent with Oglethorpe’s rate making policy, unrealized gains or losses from the nuclear decommissioning fund are added to or deducted from the deferred asset. A decrease in the unrealized gain resulted in a $3.0 million increase in the deferred asset. An additional $2.9 million was deferred due to the timing difference between the accretion expense recognized under SFAS No. 143 and the expense recovered for rate making purposes. As a result of this difference, amortization recognized as accretion expense was reduced and the deferral was increased by the $2.9 million. For information regarding 2004 vs. 2005 accretion expense, see “Operating Expenses” above.

Equity and Liabilities

Accounts payable decreased 19.8% primarily as a result of a decrease in payables to power marketers and Georgia Power Company. The payables to power marketers decreased due to the expiration of one contract on December 31, 2004, and a second contract on March 31, 2005. The payable to Georgia Power Company was higher at December 31, 2004 primarily due to higher accruals for operations and maintenance costs and charges for certain construction projects.

The decrease in accrued interest was largely due to the timing of principal and interest payments for certain FFB debt. The December 31, 2004 balance included an amount payable on January 3, 2005. There was no amount accrued for this FFB debt at June 30, 2005, as a result of the payment made (as due) on that date.

Accrued and withheld taxes increased 127.6% as a result of the monthly accruals for 2005 property tax, which are generally paid in the fourth quarter of the year.

Members’ advances totaled $117.5 million at June 30, 2005 and represent amounts received from the Members for prepayment of their monthly power bill. The prepayment program began in 2005. For information regarding the power bill prepayment program, see “Liquidity” above.

New and Proposed Accounting Pronouncements

For a discussion of New and Proposed Accounting Pronouncements see Note B and C of Notes to Condensed Financial Statements.

Forward-Looking Statements and Associated Risks

This Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding, among other items, (i) anticipated transactions by Oglethorpe and (ii) Oglethorpe’s future capital requirements and sources of capital. These forward-looking statements are based largely on Oglethorpe’s current expectations and are subject to a number of risks and uncertainties, some of which are beyond Oglethorpe’s control. For factors that could cause actual results to differ materially from those anticipated by these forward-looking statements, see “BUSINESS-Competition” in Item 1 of Oglethorpe’s 2004 Annual Report on Form 10-K. In light of these risks and uncertainties, there can be no assurance that events anticipated by the forward-looking statements contained in this Quarterly Report will in fact transpire.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Oglethorpe’s market risks have not changed materially from the market risks reported in Oglethorpe’s 2004 Annual Report on Form 10-K.

Item 4. Controls and Procedures

As of June 30, 2005, Oglethorpe had carried out an evaluation, under the supervision and with the participation of its management, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Oglethorpe’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Oglethorpe in the reports that Oglethorpe files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods required by the Securities Exchange Act and the rules there under.

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

Item 5. Other Information

Oglethorpe and each of the Members have executed an amendment to extend the base term of the Wholesale Power Contract with each Member by an additional 25 years to December 31, 2050. (See “Executive Overview” in Item 7 of Oglethorpe’s 2004 Annual Report on Form 10-K.)

In May the co-owners of Plant Vogtle executed an agreement regarding exploration of development of up to two additional nuclear units at the Plant Vogtle site. Oglethorpe has the option to participate in up to 30% of any new project. Although preliminary decisions may be made over the next three years, the extent of Oglethorpe’s ultimate involvement, if any, will not be determined for three-to-five years. (See “Executive Overview” in Item 7 of Oglethorpe’s 2004 Annual Report on Form 10-K.)

Item 6. Exhibits

Number	Description
10.8.2

First Amendment to Amended and Restated Wholesale Power Contract, dated as of June 1, 2005, by and between Oglethorpe and Altamaha Electric Membership Corporation, together with a Schedule identifying 37 substantially identical First Amendments.

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

Oglethorpe Power Corporation (An Electric Membership Corporation)
Date: August 15, 2005	By:	/s/ Thomas A. Smith
Thomas A. Smith President and Chief Executive Officer
Date: August 15, 2005		/s/ Mark Chesla
Mark Chesla Vice President, Controller (Chief Accounting Officer)