Form 10-Q
period 2005-09-30
OGLETHORPE POWER CORP
filed 2005-11-14
CIK 788816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 33-7591

Oglethorpe Power Corporation

(An Electric Membership Corporation)

(Exact name of registrant as specified in its charter)

Georgia	58-1211925
(State or other jurisdiction of incorporation or organization	(I.R.S. employer identification no.)
Post Office Box 1349
2100 East Exchange Place
Tucker, Georgia	30085-1349
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code	(770) 270-7600

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The registrant is a membership corporation and has no authorized or outstanding equity securities.

OGLETHORPE POWER CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2005

		Page No.
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Balance Sheets (Unaudited) as of September 30, 2005 and December 31, 2004	3
	Condensed Statements of Revenues and Expenses (Unaudited) for the Three Months and Nine Months ended September 30, 2005 and 2004	5
	Condensed Statements of Patronage Capital and Membership Fees and Accumulated Other Comprehensive Margin (Loss) (Unaudited) for the Nine Months ended September 30, 2005 and 2004	6
	Condensed Statements of Cash Flows (Unaudited) For the Nine Months ended September 30, 2005 and 2004	7
	Notes to Condensed Financial Statements (Unaudited) For the Nine Months ended September 30, 2005 and 2004	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	19
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	20
Item 5.	Other Information	20
Item 6.	Exhibits	20
SIGNATURES		21

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Oglethorpe Power Corporation
Condensed Balance Sheets (unaudited)
September 30, 2005 and December 31, 2004

	(dollars in thousands)
	2005	2004
Assets
Electric plant:
In service	$5,793,921	$5,784,529
Less: Accumulated provision for depreciation	(2,343,742)	(2,237,192)
	3,450,179	3,547,337
Nuclear fuel, at amortized cost	91,425	87,941
Construction work in progress	26,145	22,830
	3,567,749	3,658,108
Investments and funds:
Decommissioning fund, at market	204,221	196,181
Deposit on Rocky Mountain transactions, at cost	87,251	83,012
Bond, reserve and construction funds, at market	7,197	8,051
Investment in associated companies, at cost	37,752	33,959
Long-term investments, at market	36,774	68,507
Other, at cost	1,084	1,084
	374,279	390,794
Current assets:
Cash and cash equivalents, at cost	151,202	133,669
Restricted cash and cash equivalents, at cost	—	11,781
Restricted short-term investments, at cost	205,053	81,104
Other short-term investments, at market	13,126	6,663
Receivables	151,918	129,221
Inventories, at average cost	94,240	100,927
Prepayments and other current assets	5,514	4,118
	621,053	467,483
Deferred charges:
Premium and loss on reacquired debt, being amortized	124,862	134,575
Deferred amortization of capital leases	109,091	110,422
Deferred debt expense, being amortized	22,963	23,026
Deferred nuclear outage costs, being amortized	18,399	10,880
Deferred asset retirement obligations costs, being amortized	1,880	14,664
Other	3,376	3,226
	280,571	296,793
	$4,843,652	$4,813,178

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Balance Sheets (unaudited)
September 30, 2005 and December 31, 2004

	(dollars in thousands)
	2005	2004
Equity and Liabilities
Capitalization:
Patronage capital and membership fees	$479,342	$461,655
Accumulated other comprehensive loss	(37,281)	(46,896)
	442,061	414,759
Long-term debt	3,068,807	3,180,915
Obligation under capital leases	309,793	324,326
Obligation under Rocky Mountain transactions	87,251	83,012
	3,907,912	4,003,012
Current liabilities:
Long-term debt and capital leases due within one year	175,370	190,835
Accounts payable	78,062	67,149
Accrued interest	16,551	40,176
Accrued and withheld taxes	29,347	9,945
Members’ advances	121,843	—
Other current liabilities	17,066	11,583
	438,239	319,688
Deferred credits and other liabilities:
Gain on sale of plant, being amortized	41,579	43,434
Net benefit of Rocky Mountain transactions, being amortized	67,688	70,078
Asset retirement obligations	260,387	248,295
Accumulated retirement costs for other obligations	56,463	54,272
Interest rate swap arrangements	38,374	45,254
Other	33,010	29,145
	497,501	490,478
	$4,843,652	$4,813,178

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Revenues and Expenses (Unaudited)
For the Three and Nine Months Ended September 30, 2005 and 2004

	(dollars in thousands)
	Three Months		Nine Months
	2005	2004	2005	2004
Operating revenues:
Sales to Members	$314,777	$359,291	$873,633	$975,740
Sales to non-Members	7,958	8,198	24,888	25,009
Total operating revenues	322,735	367,489	898,521	1,000,749
Operating expenses:
Fuel	138,400	85,379	277,570	227,656
Production	62,062	64,638	188,222	183,445
Purchased power	69,879	122,530	197,877	302,024
Depreciation and amortization	38,291	38,316	114,790	114,767
Accretion	20,173	2,704	25,384	12,390
Sale of emission allowances	(57,046)	—	(57,663)	—
Total operating expenses	271,759	313,567	746,180	840,282
Operating margin	50,976	53,922	152,341	160,467
Other income (expense):
Investment income	8,611	5,408	25,174	21,309
Other	1,251	1,855	5,397	5,897
Total other income	9,862	7,263	30,571	27,206
Interest charges:
Interest on long-term debt and capital leases	50,892	51,328	152,127	153,594
Other interest	945	1,580	2,666	2,934
Allowance for debt funds used during construction	(447)	(285)	(1,402)	(1,149)
Amortization of debt discount and expense	3,948	4,168	11,834	12,506
Net interest charges	55,338	56,791	165,225	167,885
Net margin	$5,500	$4,394	$17,687	$19,788

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Patronage Capital and Membership Fees
and Accumulated Other Comprehensive Margin (Unaudited)
For the Nine Months Ended September 30, 2005 and 2004

	(dollars in thousands)
	Patronage	Accumulated
	Capital and	Other
	Membership	Comprehensive
	Fees	Margin (Loss)	Total
Balance at December 31, 2003	$444,418	$(49,814)	$394,604
Components of comprehensive margin:
Net margin	19,788		19,788
Unrealized gain on interest rate swap arrangements		2,182	2,182
Unrealized loss on available-for-sale securities		(658)	(658)
Unrealized gain on financial gas hedges		525	525
Total comprehensive margin			21,837

Balance at September 30, 2004	$464,206	$(47,765)	$416,441
Balance at December 31, 2004	$461,655	$(46,896)	$414,759
Components of comprehensive margin:
Net margin	17,687		17,687
Unrealized gain on interest rate swap arrangements		6,880	6,880
Unrealized gain on available-for-sale securities		943	943
Unrealized gain on financial gas hedges		1,792	1,792
Total comprehensive margin			27,302

Balance at September 30, 2005	$479,342	$(37,281)	$442,061

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2005 and 2004

	(dollars in thousands)
	2005	2004
Cash flows from operating activities:
Net margin	$17,687	$19,788
Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization, including nuclear fuel	169,320	171,041
Net accretion cost	25,384	12,390
Allowance for equity funds used during construction	(265)	(156)
Amortization of deferred gains associated with sales	(4,245)	(4,245)
Deferred nuclear outage costs	(20,698)	(13,029)
Other	689	67
Change in operating assets and liabilities:
Receivables	(21,618)	(8,106)
Inventories	6,686	3,597
Prepayments and other current assets	262	381
Accounts payable	10,913	(19,186)
Accrued interest	(23,625)	8,715
Accrued and withheld taxes	19,402	4,296
Other current liabilities	5,620	1,112
Total adjustments	167,825	156,877
Net cash provided by operating activities	185,512	176,665
Cash flows from investing activities:
Property additions	(48,870)	(37,915)
Decrease in bond, reserve and construction funds	776	13,563
Increase in investment in associated companies	(4,461)	(2,020)
Decrease in restricted cash and cash equivalents	11,781	133,345
(Increase) decrease in restricted and other short-term investments	(130,036)	13,575
Increase in Members’ advances	121,843	—
Decrease (increase) in other long-term investments	32,377	(43,810)
Increase in decommissioning fund	(8,977)	(12,910)
Increase in equipment prepayments	(1,011)	—
Net cash (used in) provided by investing activities	(26,578)	63,828
Cash flows from financing activities:
Long-term debt proceeds	8,647	—
Long-term debt payments	(150,753)	(206,187)
Debt issuance costs and loss on reacquired debt	(2,059)	(9,375)
Major overhaul accrual financed by Members	2,764	4,499
Net cash used in financing activities	(141,401)	(211,063)
Net increase in cash and cash equivalents	17,533	29,430
Cash and cash equivalents at beginning of period	133,669	66,485
Cash and cash equivalents at end of period	$151,202	$95,915
Cash paid for:
Interest (net of amounts capitalized)	$177,016	$146,664
Income taxes	—	—

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Notes to Condensed Financial Statements (Unaudited)
September 30, 2005 and 2004

(A)       General.   The condensed financial statements included in this report have been prepared by Oglethorpe Power Corporation (Oglethorpe), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the information furnished in this report reflects all adjustments (which include only normal recurring adjustments) and estimates necessary to fairly state, in all material respects, the results for the periods ended September 30, 2005 and 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although Oglethorpe believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Oglethorpe’s latest Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC. Certain amounts for 2004 have been reclassified to conform to the current period presentation. The results of operations for the three-month and nine-month periods ended September 30, 2005 are not necessarily indicative of results to be expected for the full year. As noted in Oglethorpe’s 2004 Annual Report on Form 10-K, substantially all of Oglethorpe’s sales are to its Members and, thus, the receivables on the accompanying balance sheets are principally from its Members. (See “Notes to Financial Statements” in Item 8 of Oglethorpe’s 2004 Annual Report on Form 10-K.)

(B)        New Accounting Pronouncements.   In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (Interpretation No. 47). This Interpretation clarifies that the term “conditional asset retirement obligation” as used in Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of Oglethorpe. The obligation to perform the asset retirement activity is unconditional even though uncertainty may exist about the timing and/or method of settlement. Thus, the timing and/or method of settlement may be conditional on a future event. Accordingly, Oglethorpe is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Interpretation No. 47 will be adopted by Oglethorpe by no later than by the end of the current fiscal year ending December 31, 2005. Oglethorpe will implement this standard during the fourth quarter of 2005. Retroactive application for interim financial information is permitted but not required. Oglethorpe is assessing the impact of this Interpretation and currently believes that Interpretation No. 47 will not have a material impact on its financial statements.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20 and SFAS No. 3. SFAS 154 requires retrospective application to prior periods’ financial statements of voluntary change in accounting principle, unless it is impractical to do so. Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including, in net income, for the period of the change, the cumulative effect of changing to the newly adopted accounting principle. SFAS 154 also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. Opinion No. 20 previously required that such a change be reported as a change in accounting principle. SFAS 154 also requires that any errors in the financial statements of a prior period shall be reported as a prior-period adjustment by restating the prior period financial statements. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Oglethorpe will implement this standard during the first quarter of 2006. Oglethorpe does not currently expect this statement to have an impact on its financial statements.

(C)        Proposed Accounting Interpretation.   In July 2005, the FASB issued an Exposure Draft of a proposed Interpretation, “Accounting for Uncertain Tax Positions—an Interpretation of FASB Statement No. 109.” The objective of the Proposed Interpretation is to clarify the accounting for uncertain tax positions. Generally, an entity would be required to recognize, in its financial statements, the best estimate of the impact of a tax position only if that position is probable of being sustained on audit based solely on the technical merits of the position. The term “probable” is used in this Proposed Interpretation consistent with its use in SFAS No. 5, “Accounting for Contingencies”, to mean “the future event or events are likely to occur.” Individual tax positions that fail to meet the probable threshold will generally result in either (a) a reduction in the deferred tax asset or an increase in a deferred tax liability or (b) an increase in a liability for income taxes payable or the reduction of an income tax refund receivable. Comments on the Exposure Draft were due September 12, 2005. Oglethorpe is monitoring developments of the Proposed Interpretation and is assessing the impact that the Proposed Interpretation may have on its financial statements. Oglethorpe cannot predict what actions the FASB will take or how such actions might ultimately affect Oglethorpe’s financial position or results of operations.

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

	Accumulated Other Comprehensive Margin (Loss)
	(dollars in thousands)
	Interest Rate	Available-for-sale	Financial
	Swap Arrangements	Securities	Gas Hedges	Total
Balance at December 31, 2003	$(49,916)	$(618)	$720	$(49,814)
Unrealized gain/(loss)	2,182	216	(2,007)	391
Reclassification adjustments	—	(874)	2,532	1,658
Balance at September 30, 2004	$(47,734)	$(1,276)	$1,245	$(47,765)
Balance at December 31, 2004	$(45,254)	$(1,506)	$(136)	$(46,896)
Unrealized gain/(loss)	6,880	943	2,133	9,956
Reclassification adjustments	—	—	(341)	(341)
Balance at September 30, 2005	$(38,374)	$(563)	$1,656	$(37,281)

(E)        Environmental matters:

Set forth below are environmental matters that could have an effect on Oglethorpe’s financial condition or results of operations. At this time, the resolution of these matters is uncertain, and Oglethorpe has made no accruals for such contingencies and cannot reasonably estimate the possible loss or range of loss with respect to these matters.

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

In general, environmental requirements are becoming increasingly stringent. New requirements may substantially increase the cost of electric service by requiring changes in the design or operation of existing facilities. Failure to comply with these requirements could result in the imposition of civil and criminal penalties as well as the complete shutdown of individual generating units not in compliance. Oglethorpe cannot provide assurance that it will always be in compliance with current and future regulations.

2.   Clean Air Act.   In December 2002, the Sierra Club, Physicians for Social Responsibility, Georgia Forest Watch and one individual filed suit in Federal Court in Georgia against Georgia Power Company (GPC) alleging violations of the Clean Air Act at Plant Wansley. The complaint alleges violations of opacity limits at both the coal-fired units, in which Oglethorpe is a co-owner, and other violations at several of the combined cycle units in which Oglethorpe has no ownership interest. This civil action requests injunctive and declaratory relief, civil penalties, a supplemental environmental project and attorneys’ fees. In December 2004, the U.S. District Court for the Northern District of Georgia issued an Order holding GPC liable for certain violations of opacity limits at the coal-fired units. However, in March 2005, the U.S. Court of Appeals for the Eleventh Circuit allowed an immediate appeal of the Court’s Order. Oral arguments in the case are scheduled for January 2006. While Oglethorpe believes that Plant Wansley has complied with applicable laws and regulations, resolution of this matter is uncertain at this time, as is Oglethorpe’s responsibility, if any, for a share of any penalties or other costs that might be assessed against GPC.

In January 2003, the Sierra Club appealed an unsuccessful challenge to an air operating permit for the Chattahoochee combined cycle facility, to the United States Court of Appeals for the Eleventh Circuit. Oglethorpe acquired this facility when it merged with Chattahoochee EMC in May 2003. Oglethorpe intervened in the appeal on behalf of the Environmental Protection Agency (EPA). In May 2004, the Court ruled in favor of the Sierra Club, invalidating EPA’s denial of the petition and remanding the matter to EPA for further consideration. In October 2005, EPA issued an order denying Sierra Club’s petition to object to the Chattahoochee facility’s air operating permit. EPA has indicated that it intends to issue another order correcting an error in the October order, but still denying the petition. Whether the Sierra Club will appeal this latest round of orders denying its petition is unknown. While Oglethorpe continues to believe that a favorable outcome in this matter is likely, an unfavorable ruling could temporarily affect the ability of the facility to continue operations.

(F)         LEM Arbitration.   In October 2004, LG&E Energy Marketing Inc. (LEM), and its affiliates initiated a binding arbitration process to resolve certain issues relating to the LEM agreement. Oglethorpe recorded a $15.0 million reserve at December 31, 2004 for estimated damages payable to LEM. In June 2005, the arbitration panel selected LEM’s remedy, which required Oglethorpe to pay LEM approximately $16.0 million. Oglethorpe recorded an additional $1.0 million accrual to purchased power energy costs during the second quarter of 2005 and payment was made to LEM in July 2005.

The $16.0 million accrual previously reflected as an unbilled receivable on the balance sheets was billed to the Members in July 2005.

(G)      Sale of SO2 Allowances.   During 2005 and principally the quarter ended September 30, 2005, Oglethorpe sold SO2 allowances in excess of its needs to various parties and received approximately $57.0 million in net proceeds from these sales. This gain on sale of SO2 allowances was offset, however, by a $40.4 million reduction in Sales to Members and by $16.6 million in amortization of deferred asset retirement obligations costs in the form of accretion expense. As a result, there was no net change to net margin. In October 2005, Oglethorpe sold an additional $4.5 million of SO2 allowances. The net proceeds from the October sale is also expected to be fully offset by additional amortization of deferred asset retirement obligations costs.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the Three Months and Nine Months Ended September 30, 2005 and 2004

Net Margin

Oglethorpe’s net margin for the three months and nine months ended September 30, 2005 was $5.5 million and $17.7 million, compared to $4.4 million and $19.8 million for the same periods of 2004. The higher net margin for the current quarter of 2005 primarily relates to budgeted fixed operation and maintenance costs being closer to actual costs in 2004 than in 2005. The year-to-date lower net margin for the current period of 2005 was primarily due to budgeted administrative and general expenses, purchased power capacity costs and depreciation and amortization expenses in 2005 being closer to the actual amounts than in 2004, when the corresponding amounts were lower than budget.

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

Total revenues from sales to the Members for the three-month and nine-month periods ended September 30, 2005 were 12.4% and 10.5% less than such revenues for the same periods of 2004. Megawatt-hour (MWh) sales to Members decreased 26.2% and 25.0% in the current periods compared to the same periods of 2004. The average total revenue per MWh from sales to Members increased 18.7% and 19.4% for the current periods of 2005 compared to the same periods of 2004. This increase in the average cost of power supplied by Oglethorpe to the Members is primarily due to the termination of Oglethorpe’s power marketer agreements with LEM on December 31, 2004 and Morgan Stanley Capital Group Inc. (Morgan Stanley), on March 31, 2005. There are two reasons for this. First, the energy that was provided pursuant to the LEM and Morgan Stanley agreements were at a very favorable cost to Oglethorpe. But, more importantly, because Oglethorpe is selling less energy to its Members, the spreading of Oglethorpe’s fixed cost (which remain relatively unchanged except for reduction to capacity revenues to offset revenues generated from sale of SO2 allowances as discussed above) over fewer MWhs sold has the effect of increasing Oglethorpe’s average cost of power. For further discussion regarding purchased power costs see “Operating Expenses” below. Plans by the Members to replace the portion of energy provided by the LEM and Morgan Stanley agreements have been implemented smoothly. (See “Executive Overview” in Item 7 of Oglethorpe’s 2004 Annual Report on Form 10-K.)

The components of Member revenues for the three months and nine months ended September 30, 2005 and 2004 were as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
	(dollars in thousands)		(dollars in thousands)
Capacity revenues	$118,098	$161,530	$424,817	$478,504
Energy revenues	196,679	197,761	448,816	497,236
Total	$314,777	$359,291	$873,633	$975,740

Capacity revenues for the three-month and nine-month periods ended September 30, 2005 decreased 26.9% and 11.2% compared to the same periods of 2004 primarily due to Board of Directors approved reduction to revenue requirements ($40.4 million) to offset revenues generated from sale of SO2 emission allowances (See Note G above). In addition, capacity revenues were reduced due to the Members’ monthly power bill prepayment program which provides the Members with a discount for prepaying their monthly power bills. The prepayment funds are deposited in the Rural Utilities Service (RUS) Cushion of Credit Account. See “Liquidity” below for further discussion of the Members prepayment program and the RUS Cushion of Credit Account. Energy revenues were 0.6% and 9.7% lower for the three-month and nine-month periods ended September 30, 2005 compared to the same periods of 2004. Oglethorpe’s average energy revenue per MWh from sales to Members were 34.8% and 20.4% higher in the current periods compared to the same periods of 2004. The decrease in energy revenues for 2005 was primarily due to a decrease in the pass through of purchased power energy costs due to the expiration of power marketer agreements with LEM and Morgan Stanley. Lower purchased power energy costs during the third quarter of 2005 compared to the same period of 2004 were offset somewhat by higher energy costs associated with significantly higher natural gas prices incurred for fuel used at Oglethorpe’s combustion turbine facilities.

Sales to non-Members were primarily from capacity and energy sales to Alabama Electric Cooperative under an agreement to sell 100 MW of capacity for the period June 1998 through December 2005. In addition, Oglethorpe sold short-term energy to non-Members for the benefit of Members participating in its capacity and energy pool. The capacity and energy pool was discontinued effective March 31, 2005. Total non-Member revenues for the three-month and nine-month periods of 2005 were $8.0 million and $24.9 million compared to $8.2 million and $25.0 million for the same periods of 2004.

Operating Expenses

Operating expenses for the three-month and nine month periods ended September 30, 2005, excluding the gain on the sale of SO2 allowances of $57.0 million, were 4.9% higher for the current quarter and 4.3% lower for the nine-month period of 2005 compared to the same periods of 2004. The increase in operating expenses for the current three-month period of 2005 compared to the same period of 2004 was primarily due to higher fuel costs and accretion expenses offset somewhat by lower purchased power. For the nine-month period ended September 30, 2005 compared to the same period of 2004 the decrease in operating expenses were primarily due to lower purchased power costs offset somewhat by higher fuel and accretion expenses.

For the three-month and nine-month periods ended September 30, 2005 compared to the same periods of 2004, total fuel costs increased 62.1% and 21.9%. Total generation increased 6.2% for the current quarter compared to the same quarter of 2004 and decreased 1.1% for the nine months ended September 30, 2005 compared to the same period of 2004. The increase in total fuel costs and generation for the third quarter of 2005 resulted primarily from higher generation from natural gas combustion turbine facilities combined with significantly higher prices incurred for natural gas used to power those facilities compared to 2004. The increased natural gas combustion turbine generation, with its higher average fuel cost compared to fossil and nuclear, yielded a 52.6% increase in average fuel cost during the third quarter. For the nine-month period of 2005 compared to the same period of 2004 the increase in total fuel costs resulted from both the mix of generation and the higher prices incurred for natural gas. The higher percentage generation from fossil and the higher natural gas costs for 2005 compared to 2004 resulted in a 23.3% increase in average fuel costs.

Purchased power costs decreased 43.0% and 34.5% for the three months and nine months periods ended September 30, 2005 compared to the same periods of 2004. Purchased MWhs decreased 74.9% and 65.6% for the current periods of 2005 compared to the same periods of 2004. The average cost per MWh of total purchased power increased 127.0% and 90.6% in the current periods of 2005 compared to the same periods of 2004. Purchased power costs were as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
	(dollars in thousands)		(dollars in thousands)
Capacity costs	$15,086	$15,930	$45,120	$46,848
Energy costs	54,793	106,600	152,757	255,179
Total	$69,879	$122,530	$197,877	$302,027

Purchased power energy costs for the three-month and nine-month periods ended September 30, 2005 were 48.6% and 40.1% lower compared to the same periods of 2004. The decrease in purchased power energy costs resulted primarily from the termination of the LEM and Morgan Stanley power marketer agreements offset somewhat by an increase in energy purchases from other power companies. The average cost of purchased power energy for the three months and nine months ended September 30, 2005 was 104.6% and 74.2% higher compared to the same periods of 2004. As discussed above, the energy provided pursuant to the LEM and Morgan Stanley agreements was at a very favorable cost. Thus, the termination of these agreements has had the effect of significantly increasing the average purchased power energy costs.

Accretion expense represents the change in the asset retirement obligations due to the passage of time. For nuclear decommissioning, Oglethorpe records a regulatory asset for the timing difference in accretion expense recognized under SFAS No. 143, “Accounting for Asset Retirement Obligations”, compared to the expense recovered for ratemaking purposes. The accretion expense recognized is equal to the earnings from the decommissioning trust fund. In addition, as discussed in Note G, in 2005 $16.6 million of net proceeds from sale of SO2 allowances was offset with a like amount of amortization of deferred asset retirement costs. Thus, the higher accretion expense in 2005 compared to 2004 is primarily due to this increased amortization of deferred asset retirement costs offset somewhat by lower earnings from the decommissioning trust fund.

Other Income

Investment income increased 59.2% and 18.1% (or $3.2 million and $3.9 million, respectively) in the current three-month and nine-month periods compared to the same periods of 2004 primarily due to earnings on funds deposited in the RUS Cushion of Credit account offset somewhat by lower earnings from the decommissioning fund.

Balance Sheet Analysis as of September 30, 2005

General

Total assets and total equity plus liabilities as of September 30, 2005 were $4.8 billion, which was $30 million higher than the total at December 31, 2004. The increase was due primarily to an increase in restricted short-term investments and receivables, largely offset by the depreciation of plant and a decrease in long-term investments.

Assets

Property additions for the nine months ended September 30, 2005 totaled $48.9 million, primarily for purchases of nuclear fuel and for additions, replacements, and improvements to existing generation facilities.

The $3.3 million increase in construction work in progress was primarily due to costs incurred for various replacement and improvement projects at existing generation facilities.

Investment in associated companies increased $3.8 million primarily as a result of a $2.7 million investment in a limited liability corporation, which was organized to maintain an inventory of spare combustion turbine parts for Oglethorpe and Smarr EMC, and $2.5 million in loan advances made to Georgia System Operations Corporation during 2005.

The majority of long-term investments represent auction rate securities with long-term maturities. Because of their favorable interest rates, Oglethorpe invests in auction rate securities on a short-term basis by utilizing the re-pricing option inherent to these securities. The decrease in long-term investments was primarily due to Oglethorpe satisfying a portion of its cash needs during 2005 by liquidating a portion of these investments.

As of September 30, 2005, Oglethorpe had cash and cash equivalents of $151.2 million, an increase of $17.5 million from December 31, 2004. The increase was primarily due to cash generated by operations (including certain proceeds from sale of SO2 allowances as discussed in Note G), net proceeds from long-term and short-term investments, and an $11.8 million use of restricted cash; largely offset by a $150.8 million repayment of long-term debt (primarily FFB debt) and $48.9 million invested in property additions (the majority for nuclear fuel).

Restricted cash and cash equivalents at December 31, 2004 represent the proceeds from the December 2004 PCB refinancing, which were on deposit with a trustee. The proceeds were subsequently used in the first quarter of 2005 for payment of the refinanced PCB principal that matured in January 2005.

Restricted short-term investments represent funds deposited into a RUS Cushion of Credit Account with the U.S. Treasury. In addition to Oglethorpe’s cash deposited into the RUS Cushion of Credit Account, funds received from the Members through the power bill prepayment program are also deposited into the Cushion of Credit Account. For information regarding the RUS Cushion of Credit Account and the power bill prepayment program, see “Liquidity” below. A portion of the FFB principal and interest payments due in the second and third quarters of 2005 were made by utilizing funds in the Cushion of Credit Account.

Other short-term investments increased by $6.5 million as a result of the reclassification of certain securities that mature within twelve months from long-term to short-term investments.

The $22.7 million increase in receivables was largely due to an increase in the receivables from the Members, which can be attributed to increased fuel costs incurred in September 2005. In September, a higher percentage of MWhs were generated from facilities utilizing natural gas as fuel, as compared to December 2004. The average fuel cost per MWh generated is significantly higher for natural gas as compared to other fuel sources.

While inventories were lower by $6.7 million or 6.6%, it should be noted that fossil fuel inventories decreased by $8.4 million or 34.0%. As noted in “Fuel Supply” in Item 2 of Oglethorpe’s 2004 Annual Report on Form 10-K, coal inventory at Plant Scherer was and continues to be lower than normal due to rail transportation bottlenecks. Oglethorpe and the other co-owners are working with the rail transportation suppliers to relieve the problem. Failure to relieve the problem may require Oglethorpe to burn higher cost fuel at its other generating plants or require the Members to purchase energy from other sources, which may be higher cost. Management expects inventory levels to improve in 2006.

The 33.9% increase in prepayments and other current assets was predominately due to a $1.8 million unrealized gain associated with natural gas hedges, partially offset by the amortization of prepaid insurance balances. The natural gas hedges were in a net unrealized loss position at December 31, 2004, and a liability was recorded for the unrealized loss.

Deferred nuclear outage costs increased $7.5 million, or 69.1%, as a result of the deferral of refueling outage costs incurred at Plant Hatch Unit No. 2 and Plant Vogtle Unit No. 1 during the first quarter of 2005. In addition, refueling outage costs incurred at Plant Vogtle Unit No. 2 during the third quarter of 2005 have been deferred. The Vogtle Unit No. 2 refueling outage was completed during the fourth quarter of 2005. Nuclear outage costs incurred during a refueling outage are deferred and amortized over the plant’s operating cycle.

Deferred asset retirement obligation costs decreased by 87.2%, or $12.8 million. Consistent with Oglethorpe’s rate making policy, unrealized gains or losses from the nuclear decommissioning fund are added to or deducted from the deferred asset. A decrease in the unrealized gain resulted in approximately a $1.0 million increase in the deferred asset. However, $13.3 million of the deferred asset was expensed and the deferral decreased accordingly during the third quarter of 2005 in conjunction with the sale of SO2 allowances. For information regarding 2004 vs. 2005 accretion expense, see “Operating Expenses” above.

Equity and Liabilities

The $9.6 million decrease in other accumulated comprehensive margin loss was predominately due to a decrease in the unrealized loss associated with the interest rate swap arrangements. The decrease in the loss was primarily a result of rising interest rates. The $9.6 million change was also somewhat due to natural gas hedges that were in an unrealized gain position at the end of the third quarter of 2005, compared to a small unrealized loss at December 31, 2004.

Accounts payable increased 16.3% primarily as a result of an increase in payables for natural gas costs, and to a lesser extent payables owed Smarr EMC for amounts billed by Oglethorpe on its behalf. These increases were somewhat offset by decreases in payables to power marketers. The payables to power marketers decreased due to the expiration of the LEM agreement on December 31, 2004, and the expiration of the Morgan Stanley agreement on March 31, 2005. The payables to power marketers at December 31, 2004 also included a $15.0 million reserve for estimated damages payable to LEM. Oglethorpe paid LEM approximately $16.0 million in July 2005.

The decrease in accrued interest was largely due to the timing of principal and interest payments for certain FFB debt. The December 31, 2004 balance included an amount payable on January 3, 2005. There was no amount accrued for this FFB debt at September 30, 2005, as a result of the payment made, as due, on that date. The decrease was partially offset by the interest expense accrual associated with the Plant Scherer Unit No. 2 lease. There was no interest accrual at December 31, 2004 for the Scherer lease as a result of the payment made, as due, on that date.

Accrued and withheld taxes increased 195.1% as a result of the monthly accruals for 2005 property tax, which are generally paid in the fourth quarter of the year.

Members’ advances totaled $121.8 million at September 30, 2005. The advances represent amounts received from the Members for prepayment of their monthly power bill and related interest earnings. The prepayment program began in 2005. For information regarding the power bill prepayment program, see “Liquidity” below.

The $5.5 million increase in other current liabilities was primarily due to the accrual of various operation and maintenance costs associated with the natural gas fired units. A decrease in accrued payroll charges somewhat offset these increases.

The decrease in the interest rate swap arrangements liability was primarily due to rising interest rates since December 31, 2004. Oglethorpe has recorded an unrealized loss related to these swap arrangements of $38.4 million at September 30, 2005, which represents the estimated payment Oglethorpe would make if the swap arrangements were terminated.

Other deferred credits and liabilities increased 13.3% primarily as a result of deferred credits representing payments made to Oglethorpe by its Members for funding the future overhaul of the combustion turbine plants. The costs associated with the major overhaul will be expensed as incurred. Revenues will be recognized as the expenses are recorded.

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

Liquidity

As of September 30, 2005, Oglethorpe had $564 million of unrestricted available liquidity to meet short-term cash needs and liquidity requirements. This liquidity consisted of (i) approximately $151 million in cash and cash equivalents, (ii) $13 million in other short-term investments, and (iii) $400 million available under three committed working capital line of credit facilities (see discussion below).

Oglethorpe also had $22 million invested in auction rate securities at September 30, 2005. These securities have maturities in excess of one year and as such are classified as long-term investments. However, most of these securities re-price in auctions that occur every 35 days or less, and Oglethorpe has the option of liquidating these securities at the end of any auction period.

Oglethorpe has in place a $300 million committed working capital line of credit that supports its commercial paper program. This facility matures in September 2007. Oglethorpe also has in place two $50 million committed lines of credit, one with National Rural Utilities Cooperative Finance Corporation that matures in October 2008, and one with CoBank, ACB that matures in November 2008. There are currently no amounts outstanding under any of these three facilities.

In addition to unrestricted available liquidity, Oglethorpe had $205 million in restricted short-term investments at September 30, 2005. This amount relates to a RUS Cushion of Credit Account established with the U.S. Treasury in mid-2004. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Capital Requirements and Liquidity and Sources of Capital—Liquidity” in Oglethorpe’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.) In the first quarter of 2005, a program was implemented under which the Members can prepay at a discount their monthly power bill from Oglethorpe with the amounts deposited into the Cushion of Credit Account. Oglethorpe anticipates that some Members will continue to prepay their power bills under this program through the first six months of 2006. Although future interest rates are uncertain, based on Oglethorpe’s current view of interest rates and its scheduled RUS/FFB debt service, Oglethorpe estimates that by the end of 2006 all amounts in the Cushion of Credit Account will have been applied against Oglethorpe’s quarterly RUS/FFB debt service. Although restricted, these deposits provide a source of short-term liquidity.

Planned Financings

In August 2005, Oglethorpe received approval for a pending $92 million loan application at the RUS. The loan funds will be drawn down over several years beginning in 2006 and will fund a portion of the normal additions and replacements to generation facilities incurred in years 2004 through 2012. The loan will be funded through the FFB and guaranteed by the RUS, and the debt will be secured under Oglethorpe’s Mortgage Indenture.

In September 2005, Oglethorpe submitted another loan application to RUS for up to $210 million to fund capital expenditures incurred in years 2004 through 2009 to comply with certain environmental regulations. Oglethorpe does not expect RUS to act on this loan application until 2006 at the earliest. Oglethorpe is also pursuing tax-exempt financing for a portion of the capital expenditures that are included in this RUS loan application and that are related to qualifying sewage or solid waste disposal facilities. To the extent that Oglethorpe is able to obtain tax-exempt financing for any of these expenditures prior to the time the RUS loan application is approved, the amount requested from RUS would be reduced by the amount of the tax-exempt financing. If approved, this loan would also be funded through the FFB and guaranteed by the RUS, and the debt would be secured under Oglethorpe’s Mortgage Indenture.

In late November 2005, Oglethorpe expects to issue $15.9 million of pollution control revenue bonds that will refund a like amount of PCB principal set to mature on January 1, 2006. The bonds will initially be issued as insured auction rate securities with a maturity date of January 1, 2040.

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

Item 4.  Controls and Procedures

As of September 30, 2005, Oglethorpe had carried out an evaluation, under the supervision and with the participation of its management, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Oglethorpe’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Oglethorpe in the reports that Oglethorpe files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods required by the Securities Exchange Act and the rules there under.

No change in Oglethorpe’s internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or are reasonably likely to materially affect, Oglethorpe’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Environmental Matters

For information about legal and regulatory proceedings regarding environmental matters that could have an effect on Oglethorpe, see Note E to Notes to Condensed Financial Statements.

Item 5. Other Information

Hebert J. Short began serving as Oglethorpe’s General Counsel in August 2005. Mr. Short is a partner with Sutherland Asbill & Brennan LLP. Sutherland Asbill & Brennan LLP provides legal services to Oglethorpe on a regular basis.

Item 6. Exhibits

Number	Description
31.1	Rule 13a 14(a)/15d 14(a) Certification, by Thomas A. Smith (Principal Executive Officer)
31.2	Rule 13a 14(a)/15d 14(a) Certification, by Elizabeth B. Higgins (Principal Financial Officer)
32.1	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Thomas A. Smith (Principal Executive Officer)
32.2	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Elizabeth B. Higgins (Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oglethorpe Power Corporation (An Electric Membership Corporation)
Date: November 11, 2005	By:	/s/ Thomas A. Smith
Thomas A. Smith President and Chief Executive Officer
Date: November 11, 2005		/s/ Mark Chesla
Mark Chesla Vice President, Controller (Chief Accounting Officer)