Form 10-K
period 2005-12-31
OGLETHORPE POWER CORP
filed 2006-03-30
CIK 788816

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

       Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  No ☒

       Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☒ No ☐

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

       Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

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

       Documents Incorporated by Reference: None

OGLETHORPE POWER CORPORATION

2005 FORM 10-K ANNUAL REPORT

Table of Contents

ITEM		Page
PART I
1	Business	1
	Oglethorpe Power Corporation	1
	Oglethorpe's Power Supply Resources	7
	The Members and Their Power Supply Resources	9
	Environmental and Other Regulation	13
1A	Risk Factors	18
1B	Unresolved Staff Comments	21
2	Properties	22
3	Legal Proceedings	27
4	Submission of Matters to a Vote of Security Holders	27
PART II
5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	29
6	Selected Financial Data	29
7	Management's Discussion and Analysis of Financial Condition and Results of Operations	30
7A	Quantitative and Qualitative Disclosures About Market Risk	44
8	Financial Statements and Supplementary Data	48
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	74
9A	Controls and Procedures	74
9B	Other Information	74
PART III
10	Directors and Executive Officers of the Registrant	75
11	Executive Compensation	79
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	81
13	Certain Relationships and Related Transactions	81
14	Principal Accountant Fees and Services	81
PART IV
15	Exhibits and Financial Statement Schedules	83
	SIGNATURES	98

i

SELECTED DEFINITIONS

        The following terms used in this report have the meanings indicated below:

Term	Meaning
CFC	National Rural Utilities Cooperative Finance Corporation
EMC	Electric Membership Corporation
FERC	Federal Energy Regulatory Commission
FFB	Federal Financing Bank
GPC	Georgia Power Company
GPSC	Georgia Public Service Commission
GSOC	Georgia System Operations Corporation
GTC	Georgia Transmission Corporation (An Electric Membership Corporation)
MEAG	Municipal Electric Authority of Georgia
NRC	Nuclear Regulatory Commission
RUS	Rural Utilities Service
SEPA	Southeastern Power Administration
SNOC	Southern Nuclear Operating Company

ii

PART I

ITEM 1. BUSINESS

OGLETHORPE POWER CORPORATION

General

    Oglethorpe Power Corporation (An Electric Membership Corporation) ("Oglethorpe") is a Georgia electric membership corporation incorporated in 1974 and headquartered in metropolitan Atlanta. Oglethorpe is owned by 38 retail electric distribution cooperative members (the "Members"). Oglethorpe's principal business is providing wholesale electric power to the Members. As with cooperatives generally, Oglethorpe operates on a not-for-profit basis. Oglethorpe is the largest electric cooperative in the United States in terms of operating revenues, assets, kilowatt-hour ("kWh") sales and, through the Members, consumers served. Oglethorpe has 160 employees.

    The Members are local consumer-owned distribution cooperatives providing retail electric service on a not-for-profit basis. In general, the customer base of the Members consists of residential, commercial and industrial consumers within specific geographic areas. The Members serve approximately 1.6 million electric consumers (meters) representing approximately 3.7 million people. (See "THE MEMBERS AND THEIR POWER SUPPLY RESOURCES.")

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

Power Supply Business

    Oglethorpe provides wholesale electric service to the 38 Members for a substantial portion of their requirements from a combination of its generation assets and power purchased from power marketers and other suppliers. Oglethorpe provides this service pursuant to long-term, take-or-pay Amended and Restated Wholesale Power Contracts, dated January 1, 2003, and amended as of June 1, 2005 (the "Wholesale Power Contracts"). The Wholesale Power Contracts obligate the Members jointly and severally to pay rates sufficient to recover all the costs of owning and operating Oglethorpe's power supply business. The Members satisfy all of their requirements above their Oglethorpe purchase obligations with purchases from other suppliers. (See "THE MEMBERS AND THEIR POWER SUPPLY RESOURCES – Member Power Supply Resources.")

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

    Oglethorpe purchases a total of approximately 300 MW of power pursuant to long-term power purchase agreements. (See "OGLETHORPE'S POWER SUPPLY RESOURCES" and "PROPERTIES – Generating Facilities.")

    In 2005, three of Oglethorpe's Members, Jackson EMC, Cobb EMC and Sawnee EMC, accounted for 13.0%, 12.8% and 10.4% of Oglethorpe's total revenues, respectively. None of the other Members accounted for as much as 10% of Oglethorpe's total revenues in 2005.

Wholesale Power Contracts

    Oglethorpe has a substantially similar Wholesale Power Contract with each Member extending through December 31, 2050. Under the Wholesale Power Contract, each Member is unconditionally obligated, on an express "take-or-pay" basis, for a fixed percentage of the capacity costs (referred to as a "percentage capacity responsibility") of each of Oglethorpe's generation and purchased power resources. Each Wholesale Power Contract specifically provides that the Member must make payments whether or not power is delivered and whether or not a plant has been sold or is otherwise unavailable. Oglethorpe is obligated to use its reasonable best efforts to operate, maintain and manage its resources in accordance with prudent utility practices.

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

    Under the Wholesale Power Contracts, Oglethorpe is not obligated to provide all of the Members' capacity and energy requirements. Individual Members must satisfy all of their requirements above their Oglethorpe purchase obligations from other suppliers, unless Oglethorpe and the Members agree that Oglethorpe will supply additional capacity and associated energy, subject to the approval requirements described above. In 2005, Oglethorpe supplied energy sufficient to meet approximately 70% of the Members' retail energy requirements. (See "THE MEMBERS AND THEIR POWER SUPPLY RESOURCES – Member Power Supply Resources.")

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

    Oglethorpe has a small amount of loans (less than $8 million) to GSOC and also has secondary liability on a small amount of GSOC indebtedness and GSOC contractual obligations.

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

Relationship with GPC

    Oglethorpe's relationship with GPC is a significant factor in several aspects of Oglethorpe's business. All of Oglethorpe's co-owned generating facilities, except Rocky Mountain, are operated by GPC on behalf of itself as a co-owner and as agent for the other co-owners. GPC is one of Oglethorpe's suppliers of purchased power, and also supplies services to Oglethorpe and GSOC to support the scheduling and dispatch of Oglethorpe's resources, including off-system transactions. GPC and the Members are competitors in the State of Georgia for electric service to any new customer that has a choice of supplier under the Georgia Territorial Electric Service Act, which was enacted in 1973 (the "Territorial Act"). For further information regarding the agreements with GPC and Oglethorpe's and the Members' relationships with GPC, see "THE MEMBERS AND THEIR POWER SUPPLY RESOURCES – Service Area and Competition" and "OGLETHORPE'S POWER SUPPLY RESOURCES – Power Purchase and Sale Arrangements – Power Purchases." Also see "PROPERTIES – Fuel Supply," " – Co-Owners of Plants – Georgia Power Company" and " – The Plant Agreements."

Competition

    Under current Georgia law, the Members generally have the exclusive right to provide retail electric service in their respective territories. Since 1973, however, the Territorial Act has permitted limited competition among electric utilities located in Georgia for sales of electricity to certain large commercial or industrial customers. The owner of any new facility may receive electric service from the power supplier of its choice if the facility is located outside of municipal limits and has a connected load upon initial full operation of 900 kilowatts or more. The Members are actively engaged in competition with other retail electric suppliers for these new commercial and industrial loads. While the competition for 900-kilowatt loads represents only limited competition in Georgia, this competition has given the Members the opportunity to develop resources and strategies to prepare for a more competitive market.

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

    Oglethorpe cannot predict at this time the outcome of the various developments that may lead to increased competition in the electric utility industry or the effect of such developments on Oglethorpe or the Members. Nonetheless, Oglethorpe has taken several steps to prepare for and adapt to the fundamental changes that have occurred or appear likely to occur in the electric utility industry and to reduce potential stranded costs. In 1997, Oglethorpe divided itself into separate generation, transmission and system operations companies in order to better serve its Members in a deregulated and competitive environment. Oglethorpe also implemented an interest cost reduction program, which included refinancings and prepayments of various debt issues, that significantly reduced annual interest expense.

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

•
sale of surplus SO2 emission allowances;

•
extensions of nuclear facility licenses;

•
ways to extend the maturity of existing indebtedness;

•
potential prepayment of debt;

•
various responses to the proliferation of non-core services offered by electric utilities;

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

    Effective January 1, 2005, one of Oglethorpe's members, Flint EMC, withdrew from Oglethorpe and assigned, with Oglethorpe's consent, its Wholesale Power Contract to Cobb EMC. A portion of the power supply resources covered by the Flint EMC Wholesale Power Contract were allocated to six other Members. Cobb EMC has also acquired Pataula EMC's distribution system and provided Oglethorpe a guarantee of Pataula EMC's payment obligations under its Wholesale Power Contract. Other Members could consider similar arrangements.

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

OGLETHORPE'S POWER SUPPLY RESOURCES

General

    Oglethorpe supplies capacity and energy to the Members for a substantial portion of their requirements from a combination of its generating assets and power purchased from other suppliers.

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

    See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Financial Condition – Contractual Obligations" for Oglethorpe's commitments under these power purchase agreements and "Note 4 to Notes to Financial Statements" regarding a power purchase agreement with Doyle I, LLC that Oglethorpe treats as a capital lease. Also see "PROPERTIES – The Plant Agreements – Doyle."

    In addition, Oglethorpe also purchases small amounts of capacity and energy from "qualifying facilities" under the Public Utility Regulatory Policies Act of 1978 ("PURPA"). Under a waiver order from the Federal Energy Regulatory Commission ("FERC"), Oglethorpe historically made all purchases the Members would have otherwise been required to make under PURPA and Oglethorpe was relieved of its obligation to sell certain services to "qualifying facilities" so long as the Members make those sales. Purchases by Oglethorpe from such qualifying facilities provided less than 0.1% of Oglethorpe's energy requirements for the Members in 2005. Under their Wholesale Power Contracts, the Members may now make such purchases instead of Oglethorpe.

  Other Power System Arrangements

    Oglethorpe has interchange, transmission and/or short-term capacity and energy purchase or sale agreements with approximately 60 utilities, power marketers and other power suppliers. The agreements provide variously for the purchase and/or sale of capacity and energy and/or for the purchase of transmission service. Oglethorpe is currently using only about one-fourth of these agreements, primarily to facilitate the short-term management of its resource portfolio.

Future Power Resources

    In May 2005 the co-owners of Plant Vogtle executed an agreement regarding exploration of development of up to two additional nuclear units at the Plant Vogtle site. Oglethorpe has the option to participate in up to 30% of any new project. Although preliminary decisions may be made over the next two years, the extent of Oglethorpe's ultimate involvement, if any, will not be determined for two to four years. The co-owners have negotiated participation agreements that, upon execution, would govern the rights and obligations of co-owners of the additional units. The effectiveness of these agreements with respect to Oglethorpe will be subject to RUS approval. Oglethorpe is currently participating with the co-owners in the costs of pursuing this option, including preparation of applications to the NRC for the appriopriate permits and licenses. Oglethorpe may ultimately elect not to participate in any unit that may be constructed, or elect to participate at less than its current 30% participation. To the extent it decides not to participate or reduces its participation, GPC will refund all or a pro rata share of the amounts paid by Oglethorpe, with interest. Prior to making a final election to participate, Oglethorpe must obtain the Board of Directors and Member approvals required by the Wholesale Power Contracts (see "OGLETHORPE POWER CORPORATION – Wholesale Power Contracts") as well as RUS approval.

    From time to time, Oglethorpe may assist the Members in investigating potential new power supply resources, after compliance with the terms of the New Business Model Member Agreement (see "OGLETHORPE POWER CORPORATION – New Business Model Member Agreement"). Any request by Members for Oglethorpe to acquire a new power supply resource must be approved in accordance with the Wholesale Power Contracts.

THE MEMBERS AND THEIR POWER SUPPLY RESOURCES

Member Demand and Energy Requirements

    The Members are listed below and include 38 of the 42 electric distribution cooperatives in the State of Georgia.

Altamaha EMC
Amicalola EMC
Canoochee EMC
Carroll EMC
Central Georgia EMC
Coastal EMC (d/b/a Coastal Electric Cooperative)
Cobb EMC
Colquitt EMC
Coweta-Fayette EMC
Diverse Power Incorporated, an EMC
Excelsior EMC
Grady EMC
GreyStone Power Corporation, an EMC
Habersham EMC
Hart EMC
Irwin EMC
Jackson EMC
Jefferson Energy Cooperative, an EMC
Little Ocmulgee EMC
Middle Georgia EMC
Mitchell EMC
Ocmulgee EMC
Oconee EMC
Okefenoke Rural EMC
Pataula EMC
Planters EMC
Rayle EMC
Satilla Rural EMC
Sawnee EMC
Slash Pine EMC
Snapping Shoals EMC
Southern Rivers Energy, Inc., an EMC
Sumter EMC
Three Notch EMC
Tri-County EMC
Upson EMC
Walton EMC
Washington EMC

    The Members serve approximately 1.6 million electric consumers (meters) representing approximately 3.7 million people. The Members serve a region covering approximately 37,000 square miles, which is approximately 65% of the land area in the State of Georgia, encompassing 150 of the State's 159 counties. Sales by the Members in 2005 amounted to approximately 32 million megawatt hours ("MWh"), with approximately 66% to residential consumers, 30% to commercial and industrial consumers and 4% to other consumers. The Members are the principal suppliers for the power needs of rural Georgia. While the Members do not serve any major cities, portions of their service territories are in close proximity to urban areas and are experiencing substantial growth due to the expansion of urban areas, including metropolitan Atlanta, into suburban areas and the growth of suburban areas into neighboring rural areas. The 38 Members have experienced average annual compound growth rates from 2003 through 2005 of 3.0% in number of consumers, 5.5% in MWh sales and 10.6% in electric revenues.

    The following table shows the aggregate peak demand and energy requirements of the Members for the years 2003 through 2005, and also shows the amounts of energy requirements supplied by Oglethorpe. From 2003 through 2005, demand and energy requirements of the Members increased at an average annual compound growth rate of 10.0% and 5.7%, respectively.

	Member Demand (MW)	Member Energy Requirements (MWh)
	Total (1)	Total (2)	Supplied by Oglethorpe (3)

2003	6,615	30,113,209	27,857,489
2004	7,238	32,201,281	29,799,921
2005	7,998	33,618,746	23,721,939

(1)
System peak hour demand of the Members measured at the Members' delivery points (net of system losses), adjusted to include requirements served by Oglethorpe and Member resources, to the extent known by Oglethorpe, behind the delivery points.

(2)
Retail requirements served by Oglethorpe and Member resources, adjusted to include requirements served by resources, to the extent known by Oglethorpe, behind the delivery points. (See "Member Power Supply Resources" below.)

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

    Cobb EMC, Diverse Power Incorporated, an EMC, Mitchell EMC, Oconee EMC, Snapping Shoals EMC and Walton EMC have paid their RUS indebtedness and are no longer RUS borrowers. Each of these Members now has a rate covenant with its current lender. Other Members may also pursue this option. To the extent that a Member who is not an RUS borrower engages in wholesale sales or sales of transmission service in interstate commerce, it would, in certain circumstances, be subject to regulation by FERC under the Federal Power Act.

Members' Relationship with RUS

    Through provisions in the loan documents securing loans to the Members, RUS also exercises control and supervision over the Members that borrow from it in such areas as accounting, other borrowings, construction and acquisition of facilities, and the purchase and sale of power.

    Historically, federal loan programs providing direct loans from RUS to electric cooperatives have been a major source of funding for the Members. Under the current RUS loan programs, interest rates are based on either Treasury rates or rates being paid on municipal bonds with comparable maturities. Certain borrowers with either low consumer density or higher-than-average rates and lower-than-average consumer income are eligible for special loans at 5%. Distribution borrowers are also eligible for loans made by FFB or other lenders and guaranteed by RUS. However, the availability and magnitude of RUS direct and guaranteed loan funds is subject to annual federal budget appropriations and thus cannot be assured. Currently, the availability of RUS loan funds is subject to increased uncertainty because of recent budgetary pressures faced by Congress. Oglethorpe cannot predict the amount or cost of RUS direct and guaranteed loans that may be available to the Members in the future.

Members' Relationships with GTC and GSOC

    GTC provides transmission services to the Members for delivery of the Members' power purchases from Oglethorpe and other power suppliers. GTC and the Members have entered into Member Transmission Service Agreements (the "MTSAs") under which GTC provides transmission service to the Members pursuant to a transmission tariff. The MTSAs have a minimum term for network service until December 31, 2040. However, the MTSAs include certain elections for load growth above 1995 requirements, with notice to GTC, to be served by others. The MTSAs provide that if a Member elects to purchase a part of its network service elsewhere, it must pay appropriate stranded costs to protect the other Members from any rate increase that could otherwise occur. Under the MTSAs, Members have the right to design, construct and own new distribution substations.

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

    For additional information about the Members' relationship with GSOC, see "OGLETHORPE POWER CORPORATION – Relationship with GSOC."

Member Power Supply Resources

  Oglethorpe Power Corporation

    In 2005, Oglethorpe supplied energy sufficient to meet approximately 70% of the Members' retail energy requirements. Each Member has a take-or-pay, fixed percentage capacity responsibility for all of Oglethorpe's existing resources. (See "OGLETHORPE POWER CORPORATION – Wholesale Power Contracts.") The Members satisfied all of their requirements above their Oglethorpe purchase obligations with purchases from other suppliers as described below.

  Contracts with SEPA

    The Members purchase hydroelectric power from the Southeastern Power Administration ("SEPA") under contracts that extend until 2016. In 2005, the aggregate SEPA allocation to the Members was 562 MW plus associated energy. Each Member must schedule its energy allocation, and each Member has designated Oglethorpe to perform this function. Pursuant to a separate agreement, Oglethorpe will schedule, through GSOC, the Members' SEPA power deliveries. Further, each Member may be required, if certain conditions are met, to contribute funds for capital improvements for Corps of Engineers projects from which its allocation is derived in order to retain the allocation.

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

  Other Member Resources

    Members are obtaining their other power supply requirements from various sources. Thirty Members have entered into contracts with third parties for all of their incremental power requirements, with remaining terms ranging from 5 to 12 years. The other Members use a portfolio of power purchase contracts to meet their requirements.

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

    Compliance with environmental standards will continue to be reflected in Oglethorpe's capital expenditures and operating costs. Oglethorpe made environmental-related capital expenditures of $3.5 million in 2005 and forecasts expenditures of approximately $47 million, $142 million and $137 million in 2006, 2007 and 2008, respectively, to maintain and achieve compliance with current and anticipated environmental requirements. For a further discussion of expected future capital expenditures to comply with environmental requirements and regulations, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Financial Condition – Capital Requirements – Capital Expenditures."

Clean Air Act

    Environmental concerns of the public, the scientific community and Congress have resulted in the enactment of legislation that has had and will continue to have a significant impact on the electric utility industry. The most significant environmental legislation applicable to Oglethorpe is the Clean Air Act. One of the purposes of the Clean Air Act is to improve air quality. As a result, the reduction of emissions of sulfur dioxide, nitrogen oxides and mercury from affected electric utility units, which include the coal-fired units at Plants Wansley and Scherer, has been and may be required.

    Sulfur dioxide reductions are being imposed through a sulfur dioxide emission allowance trading program. Through allowances issued by the U.S. Environmental Protection Agency ("EPA") pursuant to the Clean Air Act Amendments of 1990, aggregate emissions of sulfur dioxide from all affected units are now capped at 8.9 million tons per year. Emission allowances, each of which gives the holder the authority to emit one ton of sulfur dioxide during a particular calendar year or thereafter, are issued 30 years in advance and are transferable. Oglethorpe is currently complying with this program by using lower-sulfur fuel and emission allowances. Installation of flue gas desulfurization equipment ("scrubbers") is underway at Plant Wansley and remains a possibility at Plant Scherer for compliance with these and future regulations to control sulfur dioxide, as discussed in more detail below.

    Reductions in nitrogen oxides emissions were also imposed, under the prior 1-hour National Ambient Air Quality Standards ("NAAQS") for ozone, requiring the installation of new control equipment at both plants. Significant reductions in nitrogen oxides emissions were achieved, due to the selective catalytic reduction systems installed at Plant Wansley and the separated overfire air systems installed at Plant Scherer.

    A number of recently finalized regulations, proposed regulations and other actions could result in more stringent controls on all emissions, including utility emissions. The actions that appear to be the most significant are described below. However, with respect to emissions of sulfur dioxide and nitrogen oxides, additional controls at Plant Wansley are unlikely, but remain a possibility at Plant Scherer, as described below.

    EPA has tightened the NAAQS for both ozone and fine particulate matter, an action that could affect any source that emits nitrogen oxides, sulfur dioxide or particulates, including utility units. The 1-hour ozone NAAQS was revoked for Georgia in 2005 and replaced with a new 8-hour ozone standard. New rules to implement the 8-hour standard, including area designations, have been issued, but are currently being challenged. The Atlanta ozone nonattainment area has been expanded from the original 13 counties (for the

1-hour NAAQS) to a 20-county area (for the 8-hour NAAQS). Macon, which has been separately designated as an 8-hour ozone nonattainment area, includes Plant Scherer within its boundaries. State implementation plans, including new emission control regulations necessary to bring those areas into attainment are generally due in 2007. Such plans may require further reductions of nitrogen oxides from Plant Scherer. Some or all of these reductions may come through implementation of the clean air interstate rulemaking discussed below. The impact of these new designations will depend on the development and implementation of any other applicable regulations as needed for attainment and cannot be determined at this time.

    The final nonattainment area designations for the fine particulate matter NAAQS were issued in early 2005. Plants Wansley and Scherer were included in the designated areas. Later in 2005, EPA proposed a fine particulate matter implementation rule that it plans to adopt in 2006. State implementation plans to address such designations are due in 2008. Such plans could require reductions in sulfur dioxide and nitrogen oxide emissions, which are pre-cursors of fine particulate matter, from power plants, including Plant Scherer. The impact of these plans and associated regulations cannot be determined at this time. In addition, the possibility exists that the fine particulate matter NAAQS may be tightened even further in 2006, which could lead to more stringent controls for sulfur dioxide and nitrogen oxide emissions on power plants in the 2013 to 2020 time frame.

    In 1998, EPA issued a regulation calling for regional reductions in nitrogen oxides emissions using fixed caps in 22 states, including Georgia. In April 2004, EPA finalized a new regional nitrogen oxides reduction rule for Georgia, which specified a May 2007 compliance deadline. EPA stayed the rule in 2005, however, as it initiated a rulemaking to reconsider the rule, granting a petition for reconsideration filed by a group of Georgia industries. Georgia's implementation plan for this regulation will depend on the disposition of the petition for reconsideration and any associated rulemaking. Therefore, it is not yet known what additional controls, if any, will be needed at Plant Scherer to comply with this regional nitrogen oxides reduction program. However, to achieve the reductions that may be necessary under these rules, the co-owners of Plant Scherer converted Scherer Units No. 1 and No. 2 from bituminous coal to sub-bituminous coal, substantially reducing the nitrogen oxides emissions from these units.

    In March 2005, EPA finalized a clean air interstate rule for ozone and fine particulate matter that will require emissions reductions in sulfur dioxide and nitrogen oxides in most eastern states, including Georgia. The rule establishes a market-based cap and trade program, with emission caps for each affected state. Although the rule is final, it has been challenged. Moreover, Georgia is now considering how to include this rule in its state implementation plan. One possible result of the rule may be to require year-round reductions in emissions of sulfur dioxide and nitrogen oxides from power plants. Under the rule, the caps would be implemented in two phases. The first phase for nitrogen oxides caps would become effective in 2009 and for sulfur dioxide caps in 2010, each followed by a second phase in 2015. The rule may lead to the year-round operation of the selective catalytic reduction systems already installed at Plant Wansley and may require additional controls at Plant Scherer to comply with the state implementation plan now being developed to meet the established emission caps. The rule could also affect Georgia's upcoming plans for attaining the NAAQS for ozone and fine particulate matter discussed above, by providing regional emission reductions that would complement the required local reductions.

    In 1999, EPA promulgated a new regional haze rule for the control of certain sources that emit nitrogen oxides or sulfur dioxide that contribute to the degradation of visibility in mandatory federal Class I areas, such as national parks and wilderness areas. A revised rule was issued in 2005 to address portions of the 1999 rule remanded to EPA. Another rule and guidance to implement the regional haze rule were also proposed by EPA in 2005. The goal of the regional haze rule is to restore natural visibility conditions in the Class I areas by 2064. Interim milestones reflecting reasonable progress towards this goal are required beginning in 2018. Moreover, the rule requires the application of Best Available Retrofit Technology ("BART") for a certain class of sources (including Plants Scherer and Wansley) contributing to the impairment of visibility in the Class I areas. State implementation plans to implement BART and reasonable further progress are due in December 2007. Until such rules are finalized and implemented by the State of Georgia, Oglethorpe will not know what controls, if any, may be required at Plant Scherer to comply with this rule.

    Although EPA had decided not to impose a new NAAQS for sulfur dioxide, that decision has been remanded to EPA for further rulemaking, so it is still possible that a new short-term standard for sulfur dioxide could be established, potentially impacting control requirements.

    In March 2005, EPA finalized a regulation that would control emissions of mercury, by creating a market-based cap-and-trade program that would reduce emissions of mercury in two phases, with the first phase becoming effective in 2010 and the second in 2018. Although announced as final, the rule has been challenged. Moreover, there is no guarantee that Georgia will allow a cap-and-trade program in its state implementation plan. Although controls installed to meet the requirements of the ozone and fine particulate NAAQs and the clean air interstate rule will produce some reductions in mercury emissions, the rule could require additional controls at Plants Wansley and/or Scherer in order to comply with the state implementation plan to be developed to meet the requirements of the rule for Georgia.

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

    Domestic efforts to limit emissions of carbon dioxide from power plants are increasing. For example, Attorneys General from eight states and the Corporation Counsel of New York filed a complaint in the U.S. District Court for the Southern District of New York against Southern Company and four other electric power companies in July 2004. The complaint alleges that the companies' emissions of carbon dioxide contribute to global warming, which the Plaintiffs claim is a public nuisance. Although not named in the complaint, Oglethorpe believes this claim is without merit. In September 2005, the Court granted the defendants' motions to dismiss, which the plaintiffs appealed in October 2005. While the outcome of this matter cannot be determined at this time, an adverse judgment could result in substantial capital expenditures at Plants Wansley and/or Scherer, which Oglethorpe co-owns with Georgia Power Company ("GPC"), a subsidiary of the Southern Company.

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

    On November 3, 1999, the United States Justice Department, on behalf of EPA, filed lawsuits against GPC and some of its affiliates, as well as other utilities. The lawsuits allege violations of the new source review provisions and the new source performance standards of the Clean Air Act at, among other facilities, Scherer Unit Nos. 3 and 4. Oglethorpe is not currently named in the lawsuits and Oglethorpe does not have an ownership interest in the named units of Plant Scherer. However, Oglethorpe can give no assurance that units in which Oglethorpe has an ownership interest will not be affected by this or a related lawsuit in the future. The case has remained administratively closed since the spring of 2001. The resolution of this matter is highly uncertain at this time, as is any responsibility of Oglethorpe for a share of any penalties and capital costs required to remedy any violations at its co-owned facilities.

    In December 2002, the Sierra Club, Physicians for Social Responsibility, Georgia Forest Watch and one individual filed suit in Federal Court in Georgia against GPC alleging violations of the Clean Air Act at Plant Wansley. The complaint alleges violations of opacity limits at both the coal-fired units, in which Oglethorpe is a co-owner, and other violations at several gas-fired combined cycle units in which Oglethorpe does not have an ownership interest. This civil action requests injunctive and declaratory relief, civil penalties, a supplemental environmental project and attorneys' fees. In December 2004, the U.S. District Court for the Northern District of Georgia issued an Order holding GPC liable for certain violations of the opacity limits at the coal-fired units. However, in March 2005 the U.S. Court of Appeals for the Eleventh Circuit allowed an immediate appeal of the Court's Order. In March 2006, the Eleventh Circuit reversed the Order, remanding it back to the District Court for trial on the issues. While Oglethorpe believes that Plant Wansley has complied with applicable laws and regulations, resolution of this matter is uncertain at this time, as is any responsibility of Oglethorpe for a share of any penalties or other costs that might be assessed against GPC.

    In January 2003, the Sierra Club appealed an unsuccessful challenge to an air operating permit for Chattahoochee to the U.S. Court of Appeals for the Eleventh Circuit. Oglethorpe acquired this facility when it merged with Chattahoochee EMC in May 2003. Oglethorpe intervened in the appeal on behalf of EPA. In May 2004, the Court ruled in favor of the Sierra Club, invalidating EPA's denial of the petition and remanding the matter to EPA for further consideration. In November 2005, EPA issued a subsequent order again denying the petition. In January 2006, the Sierra Club filed an appeal of that order to the U.S. Court of Appeals for the Eleventh Circuit. Although Oglethorpe believes that the appeal will not affect facility operations pending further consideration and that a favorable outcome in this matter is likely, an unfavorable ruling could temporarily affect the ability of the facility to continue operations.

    In December 2002 and October 2003, EPA promulgated revisions to its new source review ("NSR") rule. Petitions to review both of these final rules were filed with the U.S. Court of Appeals for the District of Columbia Circuit. In June 2005, that Court upheld the December 2002 rule in part. However, it also vacated certain portions of the rule, including those excluding pollution control projects from NSR. The October 2003 rule, which was intended to clarify the scope of the exclusion for routine maintenance and repair, was stayed, but in March 2006 was vacated by the court. In October 2005, EPA also proposed a rule to clarify the test to be used for determining whether, following a change to a unit, an emissions increase would, for purposes of NSR, be deemed to occur. The impact of the litigation on the two final rules and the proposed rulemaking will depend on the ultimate resolution of these matters and the actions taken by the State of Georgia in response to them and cannot be predicted at this time.

    Depending on the final outcome of these developments, and the implementation approach selected by EPA and the State of Georgia with respect to environmental regulations, significant capital expenditures and increased operation expenses could be incurred by Oglethorpe for the continued operation of Plants Wansley and/or Scherer.

    Compliance with the requirements of the Clean Air Act may also require increased capital or operating expenses on the part of GPC. Any increases in GPC's capital or operating expenses may cause an increase in the cost of power purchased from GPC. (See "THE MEMBERS AND THEIR POWER SUPPLY RESOURCES – Member Power Supply Resources – GPC Block Purchase.")

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

Nuclear Regulation

    Oglethorpe is subject to the provisions of the Atomic Energy Act of 1954, as amended (the "Atomic Energy Act"), which vests jurisdiction in the Nuclear Regulatory Commission ("NRC") over the construction and operation of nuclear reactors, particularly with regard to certain public health, safety and antitrust matters. The National Environmental Policy Act has been construed to expand the jurisdiction of the NRC to consider the environmental impact of a facility licensed under the Atomic Energy Act. Plants Hatch and Vogtle are being operated under licenses issued by the NRC. All aspects of the construction, operation and maintenance of nuclear power plants are regulated by the NRC. From time to time, new NRC regulations require changes in the design, operation and maintenance of existing nuclear reactors. Operating licenses issued by the NRC are subject to revocation, suspension or modification, and the operation of a nuclear unit may be suspended if the NRC determines that the public interest, health or safety so requires. The operating licenses issued for each unit of Plants Hatch and Vogtle expire in 2034 and 2038 and 2027 and 2029, respectively. The licenses for Plant Hatch were extended to their current expiration dates in January 2002. Under current regulations, Plant Vogtle will become eligible for an extension request in 2007.

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

ITEM 1A. RISK FACTORS

       The following describes the most significant risks, in management's view, that may affect Oglethorpe's business and financial condition. Additional risks and uncertainties, presently unknown to Oglethorpe or currently deemed not significant, could negatively impact Oglethorpe's results of operations or financial condition in the future.

Oglethorpe's costs of compliance with environmental laws and regulations are significant and have increased in recent years, and Oglethorpe may face increased costs related to environmental compliance, litigation or liabilities in the future.

       As with most electric utilities, Oglethorpe is subject to extensive federal, state and local laws and regulations regarding air and water quality which, among other things, regulate emissions of pollutants, such as particulate matter, sulfur dioxide and nitrogen oxides into the air and discharges of other pollutants, including heat, into waters. Oglethorpe is also subject to federal, state and local waste disposal requirements that regulate the manner of transportation, storage and disposal of various types of waste.

    Generally, these environmental regulations are becoming increasingly stringent and may require Oglethorpe to change the design or operation of existing facilities or change or delay the location, design, construction or operation of new facilities. These changes, in turn, may result in substantial increases in the cost of electric service. Oglethorpe has in the past committed significant capital expenditures to achieve and maintain compliance with these regulatory requirements at its facilities, and Oglethorpe expects that it will make significant capital expenditures related to environmental compliance in the future.

    While Oglethorpe will continue to exercise its best efforts to comply will all applicable regulations, there can be no assurance that Oglethorpe will always be in compliance with all current and future environmental requirements. Failure to comply with these requirements, even if such failure is caused by factors beyond Oglethorpe's control, could result in the imposition of civil and criminal penalties against Oglethorpe, as well as the complete shutdown of individual generating units not in compliance with these regulations.

    Additionally, litigation relating to environmental issues, including claims of property damage or personal injury caused by alleged exposure to hazardous materials, has increased in recent years. Likewise, actions by private citizen groups to enforce environmental laws and regulations are increasingly prevalent. While management does not currently anticipate that any such litigation would have a material adverse effect on Oglethorpe's financial condition, the ultimate outcome of any such actions can not be predicted.

    In addition, existing environmental laws and regulations may be revised or new laws and regulations seeking to protect the environment may be adopted or become applicable to Oglethorpe's facilities. Revised or additional laws and regulations could result in significant additional expense and operating restrictions on Oglethorpe's facilities or increased compliance costs which may result in significant increases in the cost of electric service. The cost impact of such legislation would depend upon the specific requirements enacted and cannot be determined at this time.

Oglethorpe owns and operates nuclear facilities, which give rise to environmental, regulatory, financial and other risks, and may participate in the development of new nuclear facilities in the future.

       Oglethorpe owns a 30% undivided interest in Plant Hatch and Plant Vogtle, each of which is a two unit nuclear generating facility, and which collectively account for approximately 25% of Oglethorpe's generating capacity. Oglethorpe's ownership interest in these facilities exposes it to various risks, including:

•
potential liabilities relating to harmful effects on the environment and human health resulting from the operation of these facilities and the on-site storage, handling and disposal of spent nuclear fuel;

•
significant capital expenditures relating to maintenance, operation, security and repair of these facilities, including repairs required by the Nuclear Regulatory Commission;

•
potential liabilities arising out of the threat of a possible nuclear incident or terrorist attack; and

•
risks related to the expected costs, and financing thereof, of decommissioning these facilities at the end of their operational life.

    Currently, there is no national repository for spent nuclear fuel, and progress towards such a repository has been disappointing. Spent nuclear fuel from Plants Hatch and Vogtle is currently stored in on-site storage facilities. Oglethorpe currently forecasts that the on-site storage capabilities at Plant Hatch and Plant Vogtle can be expanded to accommodate spent fuel through the life of the plants.

    Oglethorpe maintains an internal fund and an external trust fund for the expected cost of decommissioning its nuclear facilities; however, it is possible that decommissioning costs and liabilities could exceed the amount of these funds. Additionally, Oglethorpe's nuclear units require licenses that, in some cases, need to be renewed or extended in order to continue operating beyond their initial forty-year terms. As a result of potential terrorist threats and increased public scrutiny, it may be more difficult or expensive to renew or extend these licenses.

    The Nuclear Regulatory Commission has broad authority under federal law to impose licensing and safety-related requirements for the operation of these facilities. If these facilities were found to be out of compliance with applicable requirements, the Nuclear Regulatory Commission may impose fines or shut down one or more units of these facilities until compliance is achieved. Revised safety requirements issued by the Nuclear Regulatory Commission have, in the past, necessitated substantial capital expenditures at other nuclear generating facilities. In addition, while Oglethorpe has no reason to anticipate a serious incident at either of these plants, if an incident did occur, it could result in substantial costs to Oglethorpe. A major incident at a nuclear facility anywhere in the world could cause the NRC to limit or prohibit the operation or licensing of any domestic nuclear unit.

    Oglethorpe is participating with the other co-owners of Plant Vogtle regarding exploration of development of up to two additional nuclear units at the Plant Vogtle site. Oglethorpe has an option to participate in up to 30% of any new project. While the extent of Oglethorpe's ultimate involvement, if any, will not be determined for two to four years, any participation by Oglethorpe in the development of new nuclear facilities could increase its exposure to the risks described above.

    In addition, the construction of large generating plants involves significant financial risk. Moreover, no nuclear plants have been constructed in the United States using advanced designs. Therefore, estimated cost of construction of any new nuclear plant is inherently uncertain. If Oglethorpe chooses to participate in the development of any new nuclear units, it could be exposed to the risk of cost uncertainty in connection with such projects.

Oglethorpe could be adversely affected if it is unable to continue to operate its facilities in a successful manner.

       The operation of Oglethorpe's generating facilities may be adversely impacted by various factors, including:

•
the risk of equipment failure or operator error;

•
labor disputes or shortages;

•
terrorist attacks; or

•
catastrophic events such as fires, floods, explosions or similar occurrences.

    These or similar negative events could interrupt or limit electric generation or increase the cost of operating Oglethorpe's facilities, which could have the effect of increasing the cost of electric service provided by Oglethorpe.

Oglethorpe may incur significant costs related to ongoing capital expenditures at its generating facilities.

       Oglethorpe's facilities require ongoing capital expenditures in order to maintain efficient and reliable operations. Many of Oglethorpe's facilities were constructed years ago, and as a result may require significant capital expenditures in order to maintain efficiency and reliability, which could have the effect of increasing the cost of electric service provided by Oglethorpe.

Oglethorpe's ability to access capital could be adversely affected by various factors, including potential limitations on the availability of RUS loans.

       Oglethorpe relies on access to capital for construction of new generation facilities and as a significant source of liquidity for capital expenditures not satisfied by cash flow generated from operations. Historically, Oglethorpe and other electric cooperatives have relied principally on federal loan programs guaranteed by RUS and administered by FFB in order to meet a significant portion of their financing needs. However, the availability and magnitude of annual RUS funding levels are subject to the federal budget appropriations process, and therefore are subject to uncertainty because of periodic budgetary pressures faced by Congress. In addition, a new wave of generation construction nationwide among electric cooperatives is resulting in increased competition for available RUS funding levels. If the amount of RUS-guaranteed loan funds available to Oglethorpe in the future were to decrease, Oglethorpe may have to seek alternative financing and its cost of borrowing could be adversely affected.

    The capital markets have been at times subject to significant instability based on national and international events, including events in the energy industry and global acts of terrorism. Any such events could constrain, at least temporarily, Oglethorpe's liquidity and ability to access capital on favorable terms or at all. In addition, Oglethorpe's borrowing costs could increase and its potential pool of investors, funding sources and liquidity could decrease if its credit ratings were lowered, particularly below investment grade. Oglethorpe's credit ratings are currently investment grade, and management currently does not have any reason to expect a downgrade to below investment grade. However, Oglethorpe's credit ratings reflect the views of the rating agencies, which could change at any point in the future.

    If Oglethorpe's ability to access capital becomes significantly constrained for any of the reasons stated above, its ability to finance ongoing capital expenditures required to maintain existing generating facilities and to construct or acquire future power supply facilities could be limited, its interest costs could increase and its financial condition and future results of operations could be adversely affected.

Changes in power generation technology could result in the cost of Oglethorpe's electric service being less competitive.

       Oglethorpe's business model is to provide its members with wholesale electric power at the lowest possible cost. Other technologies currently exist or are in development, such as fuel cells, microturbines, windmills and solar cells, that may in the future be capable of producing electric power at costs that are comparable with, or lower than, Oglethorpe's cost of generating power. If these technologies were to develop sufficient economies of scale, the value of Oglethorpe's generating facilities could be adversely affected.

Changes in fuel prices could have an adverse effect on Oglethorpe's cost of electric service.

       Oglethorpe is exposed to the risk of changing prices for fuels, including coal and natural gas. Oglethorpe has taken steps to manage this exposure by entering into fixed price contracts for some of its coal requirements. Oglethorpe has also entered into natural gas swap arrangements on behalf of some of its Members designed to manage the exposure of those Members to fluctuations in the price of natural gas. Nevertheless, increases in fuel prices could significantly increase the cost of electric service provided by Oglethorpe to the Members.

Oglethorpe may not be able to obtain an adequate supply of fuel, which could limit its ability to operate its facilities.

       Oglethorpe obtains its fuel supplies, including coal, natural gas and nuclear, from a number of different suppliers. Any disruptions in Oglethorpe's fuel supplies, including disruptions due to weather, labor relations, environmental regulations, or other factors affecting Oglethorpe's fuel suppliers, could result in Oglethorpe having insufficient levels of fuel supplies. For example, rail transportation bottlenecks have from time to time caused transportation companies to be unable to perform their contractual obligations to deliver coal on a timely basis and have resulted in lower than normal coal inventories at certain of Oglethorpe's generating plants. Similar inventory shortages could occur in the future. Natural gas supplies can also be subject to disruption due to natural disasters and similar events. For example, hurricanes in the Gulf of Mexico during 2005 resulted in short-term limitations in the production and distribution of natural gas, resulting in shortages and significant increases in the price of natural gas. Any failure to maintain an adequate inventory of fuel supplies could require Oglethorpe to operate other generating plants at higher cost or require the Members to purchase higher-cost energy from other sources.

Future deregulation or restructuring of the electric industry in Georgia could subject Oglethorpe's Members to increased competition and adversely affect their ability to satisfy their financial obligations to Oglethorpe.

       Under current Georgia law, Oglethorpe's Members generally have the exclusive right to provide retail electric service in their respective territories, subject to limited exceptions. Some states have implemented various forms of retail competition among power suppliers. While no such legislation has been enacted or is currently proposed in Georgia, there is no assurance that legislative, regulatory or other changes will not in the future lead to increased competition in the electric industry. If Oglethorpe and its Members are unable to adapt to any such changes, the prices they charge for electric service could become less competitive. While Oglethorpe provides electric service to the Members under long-term, take-or-pay contracts providing for joint and several liability among the Members, if one or more Members were to experience significant financial losses as a result of increased competition, the Members may have difficulty performing their obligations to Oglethorpe under their wholesale power contracts.

ITEM 1B. UNRESOLVED STAFF COMMENTS

       None.

ITEM 2. PROPERTIES

Generating Facilities

    The following table sets forth certain information with respect to Oglethorpe's generating facilities, all of which are in commercial operation.

Facilities	Type of Fuel	Percentage Interest	Oglethorpe's Share of NamePlate Capacity (MW)		Commercial Operation Date	License Expiration Date

Plant Hatch (near Baxley, Ga.)
Unit No. 1	Nuclear	30	243.0		1975	2034
Unit No. 2	Nuclear	30	246.0		1979	2038
Plant Vogtle (near Waynesboro, Ga.)
Unit No. 1	Nuclear	30	348.0		1987	2027
Unit No. 2	Nuclear	30	348.0		1989	2029
Plant Wansley (near Carrollton, Ga.)
Unit No. 1	Coal	30	259.5		1976	N/A	(1)
Unit No. 2	Coal	30	259.5		1978	N/A	(1)
Combustion Turbine	Oil	30	14.8		1980	N/A	(1)
Plant Scherer (near Forsyth, Ga.)
Unit No. 1	Coal	60	490.8		1982	N/A	(1)
Unit No. 2	Coal	60	490.8		1984	N/A	(1)
Rocky Mountain (near Rome, Ga.)	Pumped Storage Hydro	74.61	632.5		1995	2027
Doyle (near Monroe, Ga.)	Gas	100	325.0	(2)	2000	N/A	(1)
Talbot (near Columbus, Ga.)
Units No. 1-4	Gas	100	412.0		2002	N/A	(1)
Units No. 5-6	Gas-Oil	100	206.0		2003	N/A	(1)
Chattahoochee (near Carrollton, Ga.)	Gas	100	468.0		2003	N/A	(1)

Total			4,743.9

(1)
Fossil-fired units do not operate under operating licenses similar to those granted to nuclear units by the NRC and to hydroelectric plants by FERC.

(2)
Nominal plant capacity identified in the Power Purchase and Sale Agreement with Doyle I, LLC. (See "The Plant Agreements – Doyle" below.)

Plant Performance

    The following table sets forth certain operating performance information of each of Oglethorpe's generating facilities:

	Equivalent Availability (1)			Capacity Factor (2)
Unit	2005	2004	2003	2005	2004	2003

Plant Hatch
Unit No. 1	91%	89%	94%	92%	91%	95%
Unit No. 2	86	97	91	87	96	91
Plant Vogtle
Unit No. 1	90	99	91	91	100	93
Unit No. 2	84	89	95	85	91	97
Plant Wansley
Unit No. 1	89	99	87	78	81	79
Unit No. 2	99	89	87	86	75	80
Plant Scherer (3)
Unit No. 1	97	86	72	88	76	58
Unit No. 2	87	90	73	80	80	59
Rocky Mountain (4)
Unit No. 1	91	98	92	26	26	15
Unit No. 2	97	90	99	10	8	20
Unit No. 3	89	98	91	21	25	28
Doyle (4)(5)	98	100	100	2	0	0
Talbot (4)	97	95	92	1	1	1
Chattahoochee	87	73	58	19	20	15

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

Fuel Supply

    Coal.    Coal for Plant Wansley is currently purchased under term contracts and in spot market transactions, primarily from coal mines in the eastern United States. As of February 28, 2006, Oglethorpe had a 46-day coal supply at Plant Wansley based on continuous operation.

    Coal for Scherer Units No. 1 and No. 2 is purchased under term contracts and in spot market transactions. As of February 28, 2006, Oglethorpe's coal stockpile at Plant Scherer contained a 14-day supply based on continuous operation. Plant Scherer burns sub-bituminous coal purchased from coal mines in the Powder River Basin in Wyoming. Oglethorpe's coal inventory at Plant Scherer is lower than normal due to rail transportation bottlenecks. Oglethorpe and the other co-owners are working with the rail transportation supplier to relieve the problem. Further, inventories are expected to recover somewhat while these units are out of service for routine spring maintenance. Failure to relieve the problem may require Oglethope to operate other generating plants at higher cost or require the Members to purchase energy from higher cost sources.

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

	Nuclear Plant Hatch		Plant Vogtle		Coal-Fired Plant Wansley		Scherer Units No. 1 & No. 2		Pumped Storage Rocky Mountain		Total
	%	MW (1)%		MW (1)%		MW (1)%		MW (1)%		MW (1)	MW (1)

Oglethorpe	30.0	489	30.0	696	30.0	519	60.0	982	74.61	633	3,319
GPC	50.1	817	45.7	1,060	53.5	926	8.4	137	25.39	215	3,155
MEAG	17.7	288	22.7	527	15.1	261	30.2	494	–	–	1,570
Dalton	2.2	36	1.6	37	1.4	24	1.4	23	–	–	120

Total	100.0	1,630	100.0	2,320	100.0	1,730	100.0	1,636	100.00	848	8,164

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

    In 1985, in four transactions, Oglethorpe sold its entire 60% undivided ownership interest in Scherer Unit No. 2 to four separate owner trusts (the "Lessors") established by institutional investors. Oglethorpe retained all of its rights and obligations as a participant under the Ownership and Operating Agreements relating to Scherer Unit No. 2 for the term of the leases. Oglethorpe's leases expire in 2013, with options to renew for a total of 8.5 years. Oglethorpe also has fair market value purchase options at specified dates, including 2013 and the end of lease renewal terms. These transactions are treated as capital leases by Oglethorpe for financial reporting purposes. (See Note 4 of Notes to Financial Statements.) (In the following discussion, references to participants "owning" a specified percentage of interests include Oglethorpe's rights as a deemed owner with respect to its leased interests in Scherer Unit No. 2.)

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

    In conjunction with the potential development of additional units at Plant Vogtle (see "OGLETHORPE'S POWER SUPPLY RESOURCES – Future Power Resources" in Item 1), the co-owners have negotiated amendments to the Operating Agreement for Plant Vogtle and the Nuclear Managing Board Agreement, which will be subject to RUS approval.

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

    For information about environmental matters that could have an effect on Oglethorpe, see Note 12 of Notes to Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Not applicable.

(This page intentionally left blank)

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

       Not Applicable.

ITEM 6. SELECTED FINANCIAL DATA (UNAUDITED)

       The following table presents selected historical financial data of Oglethorpe. The financial data presented as of the end of and for each year in the five-year period ended December 31, 2005, have been derived from the audited financial statements of Oglethorpe. This data should be read in conjunction with the financial statements of Oglethorpe and the notes thereto included in Item 8 and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" in Item 7.

	(dollars in thousands)
	2005	2004	2003	2002	2001

Operating revenues:
Sales to Members	$1,136,463	$1,279,465	$1,167,605	$1,127,519	$1,080,478
Sales to non-Members	33,060	33,307	35,948	35,802	58,811

Total operating revenues	1,169,523	1,312,772	1,203,553	1,163,321	1,139,289

Operating expenses:
Fuel	365,073	290,106	234,172	225,008	221,449
Production	251,830	248,084	253,865	232,312	218,480
Purchased power	255,616	402,941	359,447	357,491	414,382
Depreciation and amortization	153,030	153,126	141,301	140,058	133,731
Accretion	33,996	20,456	7,815	–	–
Income taxes	–	(3)	(459)	–	(63,485)
Gain on sale of emission allowances	(83,098)	–	–	–	–

Total operating expenses	976,447	1,114,710	996,141	954,869	924,557

Operating margin	193,076	198,062	207,412	208,452	214,732
Other income, net	45,123	42,228	32,737	35,911	51,345
Net interest charges	(220,546)	(223,053)	(223,300)	(226,823)	(247,660)

Net margin	$17,653	$17,237	$16,849	$17,540	$18,417

Electric plant, net:
In service	$3,427,101	$3,547,337	$3,665,991	$3,084,772	$3,147,274
Nuclear fuel, at amortized cost	94,159	87,941	90,283	77,247	77,360
Construction work in progress	26,721	22,830	26,212	69,282	38,564

Total electric plant	$3,547,981	$3,658,108	$3,782,486	$3,231,301	$3,263,198

Total assets	$4,828,075	$4,813,178	$4,947,397	$4,556,940	$4,712,831

Capitalization:
Long-term debt	$3,238,648	$3,351,664	$3,534,185	$2,959,194	$3,041,287
Obligations under capital leases	332,434	344,412	360,697	375,720	389,487
Obligation under Rocky Mountain transactions	88,689	83,012	77,684	72,698	68,032
Patronage capital and membership fees	479,308	461,655	444,418	427,569	410,029
Accumulated other comprehensive loss	(34,339)	(46,896)	(49,814)	(55,751)	(42,361)

Subtotal	4,104,740	4,193,847	4,367,170	3,779,430	3,866,474
Less: long-term debt and capital leases due within one year	(217,743)	(190,835)	(237,522)	(140,241)	(127,621)

Total capitalization	$3,886,997	$4,003,012	$4,129,648	$3,639,189	$3,738,853

Property additions	$75,065	$65,798	$171,126	$105,824	$69,824

Energy supply (megawatt-hours):
Generated	20,962,600	21,035,609	18,956,147	18,969,282	19,157,910
Purchased	3,812,809	11,167,140	10,888,883	10,845,701	11,448,219

Available for sale	24,775,409	32,202,749	29,845,030	29,814,983	30,606,129

Member revenues per kWh sold	4.79¢	4.10¢	4.00¢	4.04¢	4.01¢

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

Executive Overview

    Oglethorpe is a not-for-profit electric cooperative whose principal business is providing wholesale electric service to 38 Members. Consequently, substantially all of Oglethorpe's revenues and cash flow is derived from sales to the Members pursuant to long-term, take-or-pay wholesale power contracts. These contracts obligate the Members jointly and severally to pay all of Oglethorpe's costs and expenses associated with owning and operating its power supply business. To that end, Oglethorpe's existing rate structure provides for a pass-through of actual energy costs. Charges for fixed costs (including capacity, other non-energy charges, debt service obligations and the margin required to meet Oglethorpe's Margins for Interest Ratio rate covenant) are carefully managed throughout the year to ensure that sufficient capacity-related revenues are produced. This rate structure provides Oglethorpe with the ability to manage its revenues to assure full recovery of its costs in rates and has resulted in a consistent record of meeting all of its financial requirements. The year 2005 was no exception as revenues were sufficient, but only sufficient, to recover all costs and to satisfy all debt service obligations and financial covenants, including Oglethorpe's annual margin requirement.

    Each of Oglethorpe's Members extended the base term of their wholesale power contract with Oglethorpe by 25 years to 2050. This term is sufficient to cover the projected remaining useful lives of all of Oglethorpe's assets. In connection with the contract extension, Oglethorpe expects to refinance or otherwise reamortize a portion of its long-term debt to better match the amortization of its debt to the projected useful lives of its assets.

    In 2005, Oglethorpe continued to maintain a strong liquidity position that is comprised of a diversified, cost-effective mix of cash (including short-term investments), committed lines of credit and a commercial paper program. Unrestricted available liquidity at year-end was $580 million.

    In 2003, Oglethorpe entered into agreements with its Members giving the Members direct responsibility for the planning and procurement of their future power supply requirements. Under these member agreements, Oglethorpe is limited in its ability to develop or obtain new power supply resources to assist the Members with their future, incremental power requirements without the approval of a substantial majority of the Members. This is particularly relevant since the Members have had to plan and implement power supply options to replace a portion of the energy that was being provided by two significant power marketer agreements that terminated at the end of December 2004 and March 2005, respectively. While Oglethorpe resources (generating facilities and power purchase contracts) had historically provided more than 90% of the Members' requirements, since the terminations of the power marketer agreement with LG&E Energy Marketing Inc. ("LEM") at the end of 2004 and the power marketer agreement with Morgan Stanley Capital Group Inc. ("Morgan Stanley") at the end of March 2005, Oglethorpe resources have been providing only approximately 70% of the Members' requirements. Plans by the Members to replace the portion of energy being provided by these two agreements were implemented smoothly.

    The absence of these two agreements from Oglethorpe's power supply portfolio resulted in an increase to the average cost of power that is supplied by Oglethorpe to the Members. There are two reasons for this. First, the energy that was provided pursuant to these two agreements was at a very favorable cost to Oglethorpe. But, more importantly, because Oglethorpe is selling approximately 26% less energy to its Members, spreading Oglethorpe's fixed costs (which remain relatively unchanged) over fewer MWhs sold has the effect of increasing Oglethorpe's average cost of power. Oglethorpe's average power cost in 2005 actually increased by approximately 17% over 2004. This increase would have been greater; however, Oglethorpe's sale of excess SO2 allowances in 2005 helped mitigate this increase.

    When SO2 allowance prices spiked to new highs in 2005, Oglethorpe implemented a systematic program of selling some of its excess allowances. Sales in 2005 netted approximately $83 million of which $62 million was used to offset Oglethorpe's cost of power to its Members. Oglethorpe continued this program into the first quarter of 2006, producing an additional $38 million of sales proceeds. All of these proceeds will be used to reduce Oglethorpe's cost of power to its Members, either in 2006 or in subsequent years. Oglethorpe will continue to monitor the market for SO2 allowances and its own allowance requirements and may sell additional allowances in the future.

    From time to time, Oglethorpe may assist the Members in investigating potential new power supply resources. Oglethorpe and the Members are very interested in the potential development and deployment of the next generation of nuclear facilities and are therefore considering participation in any initiatives that will examine the feasibility of future nuclear generating facilities with the view of preserving the option to participate in any new nuclear generation that might be developed in Georgia. Accordingly, in May 2005 Oglethorpe and the other co-owners of Plant Vogtle executed an agreement regarding exploration of development of up to two additional nuclear units at the Plant Vogtle site. Oglethorpe has the option to participate in up to 30% of any new project. Although preliminary decisions may be made over the next two years, the extent of Oglethorpe's ultimate involvement, if any, will not be determined for two to four years.

    Responding to changing environmental requirements continues to be a challenge for Oglethorpe. Over the past several years, Oglethorpe has invested in excess of $100 million to maintain compliance with various environmental regulations. The most substantial of these expenditures included the installation of selective catalytic reduction control technologies at Plant Wansley and the conversion of Plant Scherer to permit it to burn Powder River Basin coal. Further, the construction of flue gas desulfurization systems at Plant Wansley is now underway. Perhaps the most significant risk to Oglethorpe's ability to maintain competitive power costs in the future is the possibility of additional capital expenditures and increased operational expenses for Plants Wansley and Scherer due to potentially more stringent environmental regulations. While estimates can vary widely, it is not unlikely that Oglethorpe may be required to make significant additional investment over the next 5 to 10 years to maintain environmental compliance.

    From an operational perspective, Oglethorpe continues to be challenged to provide reliable, cost-effective fuel supply for its generating facilities. A balanced diversity of generating resources by fuel type – nuclear, coal and natural gas – helps mitigate the risk associated with any one type of fuel. The geographic diversity of coal supply – eastern and Powder River Basin – as well as the diversity of suppliers helps reduce risks associated with coal. Ensuring timely and cost-effective transportation of coal is also a high priority for the corporation. Oglethorpe will maintain a high degree of focus on fuel strategies as the cost of fuel, higher or lower, directly impacts the cost of power to its Members.

    Additionally, there are certain risks inherent in Oglethorpe's undivided ownership interests in its two nuclear facilities, Plants Hatch and Vogtle. One such risk is the storage of spent fuel. While the progress towards a national repository is disappointing, both facilities have on-site storage capabilities. It is forecasted that the on-site storage capabilities at Plant Hatch can be expanded to accommodate spent fuel through the expected life of the plant. Plant Vogtle is projected to have on-site storage capabilities well into the next decade, which are capable of further expansion. Another risk unique to nuclear facilities is the funding for the expected cost of decommissioning. Oglethorpe continues to maintain appropriate balances in its external trust fund based on recent specific site studies, NRC minimum funding requirements and assumptions regarding investment earnings. With respect to operational risk, both plants continue an excellent record of operations with availability and capacity factors exceeding 84% in 2005.

    Despite the many challenges and risks of operating an electric power supply corporation, Oglethorpe is well positioned, both financially and operationally, to continue to fulfill its obligations to the Members and third parties.

Summary of Cooperative Operations

  Margins and Patronage Capital

    Oglethorpe operates on a not-for-profit basis and, accordingly, seeks only to generate revenues sufficient to recover its cost of service and to generate margins sufficient to establish reasonable reserves and meet certain financial coverage requirements. Revenues in excess of current period costs in any year are designated as net margin in Oglethorpe's statements of revenues and expenses and patronage capital. Retained net margins are designated on Oglethorpe's balance sheets as patronage capital, which is allocated to each of the Members on the basis of its electricity purchases from Oglethorpe. Since its formation in 1974, Oglethorpe has generated a positive net margin in each year and had a balance of $479 million in patronage capital as of December 31, 2005. Oglethorpe's equity ratio, calculated as patronage capital and membership fees divided by total capitalization, increased from 11.5% at December 31, 2004 to 12.3% at December 31, 2005.

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

    For 2005, 2004 and 2003, Oglethorpe achieved a Margins for Interest Ratio of 1.10.

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

  Critical Accounting Policy

    Oglethorpe has determined that the following accounting policy is important to understanding the presentation of Oglethorpe's financial condition and results of operations and require assumptions about matters that were uncertain at the time of preparation of Oglethorpe's financial statements. Oglethorpe's management has discussed the development, selection and disclosure of critical accounting policies and estimates with the Audit Committee of Oglethorpe's Board of Directors.

  Regulatory Assets and Liabilities

    Oglethorpe is subject to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation." SFAS No. 71 permits Oglethorpe to record regulatory assets and regulatory liabilities to reflect future cost recovery or refunds that Oglethorpe has a right to pass through to the Members. At December 31, 2005, Oglethorpe's regulatory assets and liabilities totaled $252 million and $124 million, respectively. (See Note 1 of Notes to Financial Statements.) While Oglethorpe does not currently foresee any event such as competitive or other factors that would make it not probable that Oglethorpe will recover these costs from its Members as future revenues through rates under its Wholesale Power Contracts, if such an event were to occurr, Oglethorpe could no longer apply the provisions of SFAS No. 71, which would require Oglethorpe to eliminate all regulatory assets and liabilities that had been recognized as a charge to its statement of operations and begin recognizing assets and liabilities in a manner similar to other businesses in general. In addition, Oglethorpe would be required to determine any impairment to other assets, including plants, and write-down those assets, if impaired, to their fair value.

  New Accounting Pronouncements

    In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("Interpretation No. 47"). This Interpretation clarifies that the term "conditional asset retirement obligation" as used in Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations", refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of Oglethorpe. The obligation to perform the asset retirement activity is unconditional even though uncertainty may exist about the timing and/or method of settlement. Thus, the timing and/or method or settlement may be conditional on a future event. Accordingly, Oglethorpe is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. At December 31, 2005, Oglethorpe recorded additional asset retirement obligations of $3.0 million for asbestos removal with an offsetting increase to regulatory assets. The adoption of Interpretation No. 47 did not have any effect on net margin. For further discussion see "Asset retirement obligations" in Note 1 of Notes to Financial Statements.

    In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments",

an amendment of FASB Statements No. 133 and 140. This statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D41, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS No. 155 is effective for fiscal years beginning after September 15, 2006. Oglethorpe will implement this standard effective January 1, 2007. Oglethorpe does not expect this statement to have an impact on its financial statements.

  Proposed Accounting Interpretation

    In July 2005, the FASB issued an Exposure Draft of a proposed Interpretation, "Accounting for Uncertain Tax Positions-an Interpretation of FASB Statement No. 109." The objective of the Proposed Interpretation is to clarify the accounting for uncertain tax positions. Generally, an entity would be required to recognize, in its financial statements, the best estimate of the impact of a tax position only if that position is more likely than not of being sustained on audit based solely on the technical merits of the position. The tax position should be derecognized when it is no longer more likely than not of being sustained. Oglethorpe is monitoring developments of the Proposed Interpretation and is assessing the impact that the Proposed Interpretation may have on its financial statements. Oglethorpe cannot predict what actions the FASB will take or how such actions might ultimately affect Oglethorpe's financial position or results of operations.

Results of Operations

  Power Marketer Arrangements

    Oglethorpe has utilized power marketer arrangements to reduce the cost of power to the Members. Oglethorpe had a power marketer agreement with LEM for approximately 50% of the load requirements of 37 of the Members that terminated as of December 31, 2004. Oglethorpe also had an additional power marketer agreement with Morgan Stanley with respect to 50% of the 38 Members and Flint EMC's then forecasted load requirements which terminated on March 31, 2005. The LEM agreement was based on the actual requirements of the participating Members during the contract term, whereas the Morgan Stanley agreement represented a fixed supply obligation. Generally, these arrangements benefited the Members by limiting the risk of unit availability and by providing future needs at a fixed price. Most of Oglethorpe's generating facilities and power purchase arrangements were available for use by LEM and Morgan Stanley. Oglethorpe continued to be responsible for all of the costs of its system resources but received revenue from LEM and Morgan Stanley for the use of the resources.

    The absence of these two agreements from Oglethorpe's power supply portfolio resulted in an increase to the average cost of power supplied by Oglethorpe to the Members. There are two reasons for this. First, the energy that was provided pursuant to these two agreements was at a very favorable cost to Oglethorpe. But, more importantly, because the termination of these agreements resulted in Oglethorpe selling 24% less energy to its Members, the spreading of Oglethorpe's fixed costs (which remain relatively unchanged) over fewer MWhs sold had the effect of increasing Oglethorpe's average cost of power. For further discussion regarding purchased power costs see "Operating Expenses" below.

    In October 2004, LEM and its affiliates initiated a binding arbitration process to resolve certain issues relating to the LEM agreement. Oglethorpe recorded a $15 million reserve at December 31, 2004 for estimated damages payable to LEM. In June 2005, the arbitration panel selected LEM's remedy, which required Oglethorpe to pay LEM approximately $16 million. Oglethorpe recorded an additional $1.0 million of purchased power energy costs during the second quarter of 2005 and payment was made to LEM in July 2005. The $16.0 million accrual previously reflected as an unbilled receivable on the balance sheet was billed to the Members in July 2005.

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

    Total revenues from sales to Members decreased by 11.2% for 2005 compared to 2004 and increased by

9.6% for 2004 compared to 2003. The components of Member revenues were as follows:

	(dollars in thousands)
	2005	2004	2003

Capacity revenues	$552,264	$626,324	$609,826
Energy revenues	584,199	653,141	557,779

Total	$1,136,463	$1,279,465	$1,167,605

    Capacity revenues from Members decreased 11.8% in 2005 compared to 2004 and increased by 2.7% from 2003 to 2004. For 2005 compared to 2004, the decrease in capacity revenues resulted primarily from the Board of Directors approved reduction to revenue requirements ($61.9 million) to offset a portion of the proceeds received from sale of SO2 allowances. See Note 10 of Notes to Financial Statements for further discussion regarding the sale of SO2 allowances. In addition, capacity revenues were reduced due to the Members' monthly power bill prepayment program that provides the Members with a discount for prepaying their monthly power bills. The prepayment funds are deposited in the RUS Cushion of Credit Account. See "Liquidity and Sources of Capital" for further discussion of the Members prepayment program and the RUS Cushion of Credit Account. The increase in capacity revenues in 2004 and 2003 was primarily due to an increase in revenue requirement beginning in May 2003 associated with fixed cost recovery for the Chattahoochee and Talbot generating facilities acquired by Oglethorpe in May 2003.

    Energy revenues from Members decreased by 10.6% in 2005 compared to 2004 and increased by 17.1% in 2004 compared to 2003. The decrease in energy revenues for 2005 was primarily due to a decrease in the pass-through of purchased power energy costs due to the expiration of power marketer agreements with LEM and Morgan Stanley. See "Power Marketers Arrangements" above for further discussion. Lower purchase power energy costs were offset somewhat by higher energy costs associated with significantly higher natural gas prices incurred for fuel used at Oglethorpe's combustion turbine facilities and to higher generation and fuel costs at Oglethorpe's coal-fired generating plants. The increase in Member energy revenues in 2004 as compared to 2003 resulted partly from recovery of increases in fuel costs for the Chattahoochee, Talbot and Plant Scherer generating facilities and partly due to increases in purchased power energy costs. (See "Operating Expenses" below.)

    The following table summarizes the amounts of kWh sold to Members and total revenues per kWh during each of the past three years:

	Kilowatt-hours	Cents per Kilowatt-hour

2005	23,721,939	4.79
2004	31,213,210	4.10
2003	29,193,998	4.00

    In 2005 kWh sales to Members decreased 24.0% and in 2004 kWh sales to Members increased 6.9%. The average revenue per kWh from sales to Members increased 16.9% for 2005 compared to 2004 and increased 2.5% for 2004 compared to 2003. The decrease in kWh sales to Members in 2005 resulted from the termination of the LEM and Morgan Stanley power marketer agreements as previously dicussed.

    The energy portion of Member revenues per kWh increased 17.7% in 2005 as compared to 2004 and increased 9.5% in 2004 compared to 2003. Oglethorpe passes through actual energy costs to the Members such that energy revenues equal energy costs. The higher energy revenues per kWh in 2005 resulted primarily from the termination of the LEM and Morgan Stanley power marketer agreements. The increase in 2004 of energy revenues per kWh was partly due to the pass-through of higher purchased power costs and partly due to the recovery of increases in fuel costs. (See "Operating Expenses" below.)

    Sales to Non-Members.    Sales to non-Members were primarily from capacity and energy sales to Alabama Electric Cooperative under an agreement to sell 10 MW of capacity for the period June 1998 through December 2005. In addition, Oglethorpe sold short-term energy to non-Members for the benefit of Members participating in its capacity and energy pool. The capacity and energy pool was discontinued effective March 31, 2005. Total non-Member revenues for 2005, 2004 and 2003 were $33,060,000, $33,307,000 and $35,948,000, respectively.

  Operating Expenses

    Oglethorpe's operating expenses, excluding the 2005 income related to the sale of SO2 allowances of $83.1 million, were 4.9% lower in 2005 compared to 2004 and 11.9% higher in 2004 compared to 2003. The decrease in operating expenses for 2005 was primarily due to lower purchased power costs offset somewhat by higher fuel and accretion expenses. Operating expenses were higher in 2004 compared to 2003 primarily as a result of increases to fuel costs, purchased power costs, depreciation and amortization expense and accretion expense offset slightly by lower production expenses.

    Total fuel costs increased 25.8% in 2005 as compared to 2004 and increased 23.9% in 2004 as compared to 2003. The increase in total fuel costs in 2005 resulted from both the mix of generation and the higher prices incurred for natural gas. The higher percentage of generation from fossil and gas-fired facilities combined with the higher natural gas prices for 2005 as compared to 2004 resulted in a 26.1% increase in average fuel costs. For 2005 compared to 2004 total generation decreased less then 1%. For 2004 as compared to 2003 the increase in total fuel costs was partly as a result of an increase in MWhs of generation (primarily due to increased MWhs sold to Members) of 9.8% and partly due to higher average fuel costs associated with increased fossil generation and generation output from the Chattahoochee facility, a gas-fired combined cycle plant, acquired in May 2003. For 2004 compared to 2003, output from the coal-fired facilities was 18.7% higher and generation from the Chattahoochee facility was 281,000 MWhs higher.

    Production expenses increased slightly for 2005 compared to 2004 and decreased 2.2% in 2004 compared to 2003 For 2004, production expenses decreased partly due to the reversal of a $1.7 million reserve recorded in 2003 for property taxes related to Plant Vogtle and partly due to $3 million of start-up costs incurred in 2003 related to the Chattahoochee and Talbot generating facilites. There were no such start-up costs incurred in 2004. See Note 13 of Notes to Financial Statements for further discussion regarding ad valorem tax matters.

    Purchased power costs decreased 36.6% in 2005 compared to 2004 and increased 12.1% in 2004 compared to 2003 as follows:

	(dollars in thousands)
	2005	2004	2003

Capacity costs	$60,683	$63,304	$62,280
Energy costs	194,933	339,637	297,167

Total	$255,616	$402,941	$359,447

    The decrease in purchased power capacity costs for 2005 as compared to 2004 resulted primarily from a decrease in the cost of services provided by Georgia System Operations Corporation (GSOC).

    Purchased power energy costs decreased 42.6% in 2005 compared to 2004 and increased 14.3% in 2004 compared to 2003. The average cost of purchased power energy per kWh increased 68.1% in 2005 compared to 2004 and increased 11.4% in 2004 compared to 2003. The decrease in purchased power energy costs in 2005 resulted primarily from the termination of the LEM and Morgan Stanley power marketer agreements offset somewhat by an increase in energy purchases from other power companies. The increase in average purchased power energy costs in 2005 was a result of the termination of the LEM and Morgan Stanley agreements which provided energy at very favorable costs. The increase in 2004 as compared to 2003 for average purchased power costs resulted from (1) a $15 million accrual as a contingent liability to LEM, (2) slightly higher prices both in the wholesale electricity markets and for energy purchases made from purchased power agreements and (3) an increased amount of purchased power MWhs. The amount of purchased power MWhs decreased 65.9% in 2005 compared to 2004 and increased 2.6% in 2004 compared to 2003.

    Purchased power expenses for the years 2003 through 2005 include the cost of capacity and energy purchases under various long-term power purchase agreements. Oglethorpe's capacity and energy expenses under these agreements amounted to approximately $126 million in 2005, $92 million in 2004 and $79 million in 2003. For a discussion of the power purchase agreements, see Note 9 of Notes to Financial Statements.

    Depreciation and amortization remained flat from 2004 to 2005 and increased 8.4% in 2004 compared to 2003. The higher depreciation and amortization expense in 2004 was primarily due to depreciation expense associated with the Chattahoochee and Talbot generating facilities acquired by Oglethorpe in May 2003. In addition, higher amortization associated with leasehold improvements at Scherer Unit No. 2 contributed to the increase.

    Accretion expense represents the change in the asset retirement obligations due to the passage of time. For nuclear decommissioning, Oglethorpe records a regulatory asset for the timing difference in accretion expense recognized under SFAS No. 143 compared to the expense recovered for ratemaking purposes. Accretion expense increased from $20.5 million in 2004 to $34.0 million in 2005. Note that the higher accretion expense is primarily due to the increased amortization of deferred asset retirement costs. The accretion expense recognized is equal to the earnings from the decommissioning trust fund. In addition, as discussed in Note 10 of Notes to Financial Statements, in 2005 $21.2 million of net proceeds from sale of SO2 allowances was offset with a like amount of amortization of deferred asset retirement costs. The $21.2 million of net proceeds were retained in the internal decommissioning fund. In 2004 Oglethorpe recovered more accretion expense in its rates compared to the amount of accretion expense recovered in rates for 2003 due to higher earnings from the decommissioning trust fund in 2004 as compared to 2003. For a discussion regarding adoption of SFAS No. 143, see Note 1 of Notes to Financial Statements.

    During 2005 Oglethorpe sold SO2 allowances in excess of its needs to various parties and received approximately $83.1 million in net proceeds from these sales. As previously discussed, this gain on sale of SO2 allowances was offset, however, by a $61.9 million reduction in Sales to Members and by $21.2 million in amortization of deferred asset retirement costs in the form of accretion expense. As a result there was no net change to margin.

  Other Income (Expense)

    Investment income increased 8.3% in 2005 compared to 2004 and increased 44.2% in 2004 compared to 2003. The increase in 2005 compared to 2004 was primarily due to earnings on funds deposited in the RUS Cushion of Credit account offset somewhat by lower earnings from the decommissioning trust fund. The increase in 2004 as compared to 2003 was primarily due to higher earnings from the decommissioning trust fund.

  Interest Charges

    Other interest expense increased slightly for 2005 as compared to 2004 and decreased 47.9% or $2.6 million in 2004 compared to 2003. The lower other interest expense in 2004 and 2003 was primarily attributable to commercial paper issued to finance a portion of the Talbot EMC and Chattahoochee EMC construction projects being refinanced with long-term FFB loans and the related interest costs are now reflected in interest on long-term debt and capital leases. Amortization of debt discount and expense increased 15.1% in 2004 compared to 2003 primarily due to amortization of debt issuance costs associated with a $133.3 million PCB refunding transaction completed in December 2003.

  Net Margin

    Oglethorpe's net margin for 2005, 2004 and 2003 was $17.7 million, $17.2 million and $16.8 million, respectively. These amounts were sufficient to meet the 1.10 Margins for Interest requirement under the Mortgage Indenture. Oglethorpe's margin requirement is based on a ratio applied to interest charges. In addition, Oglethorpe's margins include certain items that are excluded from the Margins for Interest Ratio, such as non-cash capital credits allocation from GTC. Oglethorpe's non-cash capital credits allocation from GTC were $1.4 million, $1.3 million and $1.0 million for 2005, 2004 and 2003, respectively. (See "Summary of Cooperative Operations – Rates and Regulations" above.)

Financial Condition

  Overview

    In 2005, Oglethorpe repaid $150 million of long-term debt and capital leases and issued $25 million in new long-term debt. The new debt issuance included draws totaling $9 million under FFB loans for the Talbot and Chattahoochee Energy Facilities, and $16 million in tax-exempt bond proceeds relating to a refinancing of PCB debt that matured in January 2006. Oglethorpe had no short-term debt outstanding at December 31, 2005.

    The average interest rate on long-term debt and capital lease obligations was 5.4% at December 31, 2005.

    Oglethorpe's 2005 net margin of $18 million caused a corresponding increase in patronage capital (equity), bringing total patronage capital to $479 million at December 31, 2005. Oglethorpe's equity to capitalization ratio was 12.3% at year end.

    Oglethorpe maintained a strong liquidity position with $580 million of unrestricted available liquidity at December 31, 2005. This amount included $171 million of cash and cash equivalents, $9 million of investments and $400 million of committed credit arrangments. The committed credit arrangements were fully available at year end.

    Restricted short-term investments were $222 million at December 31, 2005, an increase of $141 million over year-end 2004. The increase was due to additional funds being deposited into the RUS Cushion of Credit Account.

    See "Liquidity and Sources of Capital" below for additional information on Oglethorpe's liquidity position and the RUS Cushion of Credit Account.

    Property additions totaled $75 million and were financed with funds from operations. The expenditures were primarily for purchases of nuclear fuel ($40 million) and additions and replacements to existing generation facilities ($33 million).

    The three major rating agencies have all assigned investment grade ratings to Oglethorpe. (See "Credit Rating Risk" below.)

  Liquidity and Sources of Capital

    Sources of Capital.    Oglethorpe has historically obtained the majority of its long-term financing from RUS-guaranteed loans funded by FFB. In the future, however, RUS-guaranteed funding for new generation facilities may be limited due to budgetary pressures faced by Congress. In addition, over the next ten years G&T loan demand is projected to exceed RUS-guaranteed funding authorization levels unless there is an increase over current levels of funding. Therefore, any new generation facilities that Oglethorpe may build in the future on behalf of its Members may be financed through a variety of sources, including RUS-guaranteed loans and capital market financings.

    Oglethorpe has also obtained a substantial portion of its long-term financing requirements from the issuance of tax-exempt PCBs and expects that it will be able to issue additional tax-exempt debt in the future. However, the types of equipment that will qualify for tax-exempt financing is less than in the past due to changes in tax laws.

    In addition, Oglethorpe's operations have historically provided a sizable contribution to its funding of capital requirements, such that internally generated funds have provided interim funding or long-term capital for nuclear fuel purchases, replacements and additions to existing generation facilities, expenditures relating to environmental compliance at generation facilities, general plant additions, and retirement of long-term debt. In the future, Oglethorpe anticipates that it will meet these types of capital requirements through a combination of funds generated from operations and short and long-term borrowings.

    See "Financing Activities" below for additional information regarding Oglethorpe's financing plans.

    Liquidity.    At December 31, 2005, Oglethorpe had $580 million of unrestricted available liquidity to meet short-term cash needs and liquidity requirements. This liquidity consisted of (i) $171 million in cash and cash equivalents, (ii) $9 million in other investments, and (iii) up to $400 million available under the following committed line of credit ("LOC") facilities:

Committed Short-Term Credit Facilities
(dollars in millions)
	Authorized Amount	Available Amount	Expiration Date

Commercial Paper
Backup Line of Credit	$300	$300	September 2007
CoBank Line of Credit	50	50	November 2008
CFC Line of Credit	50	50	October 2008

    Oglethorpe expects to renew these short-term credit facilities, as needed, prior to their respective expiration dates. All of the credit facilities provide for both bank rate and LIBOR based borrowings.

    Oglethorpe periodically assesses its needs to determine the appropriate amount of commercial paper backup to maintain and currently has in place a $300 million committed backup facility provided by a group of six banks that was syndicated by Bank of America. The facility includes an accordion provision that provides a mechanism to increase the size of the revolving loan commitment up to $370 million, pending bank approval of the increase at the time of the request.

    The commercial paper backup line of credit contains a financial covenant requiring Oglethorpe to maintain patronage capital at levels not less than 110% of the facility commitment amount. This currently equates to $330 million, and year-end patronage capital exceeded this amount by $149 million. One additional covenant limits secured indebtedness to $4.5 billion and unsecured indebtedness to $1 billion during the term of the credit agreement.

    Along with the CoBank and CFC lines of credit, the backup facility supporting commercial paper may also be used for general working capital needs. Under the commercial paper program Oglethorpe is authorized to issue commercial paper in amounts that do not exceed the amount of its committed backup line of credit, thereby providing 100% dedicated support for any paper outstanding. Therefore, if any amounts are drawn under the backup facility for working capital, it will reduce the amount of commercial paper that Oglethorpe can issue.

    In addition to unrestricted available liquidty, Oglethorpe had $238 million in restricted cash and cash equivalents and restricted short-term investments at December 31, 2005. Of this amount, $16 million was on deposit with a trustee relating to PCBs issued in November 2005, the proceeds of which were used to refinance a like amount of PCB principal maturing in January 2006. (See "Financing Activities" below.) The remaining $222 million relates to a RUS Cushion of Credit Account established on a voluntary basis with the U.S. Treasury in mid-2004 that earns interest at a guaranteed rate of 5% per annum. The funds in the account, including interest earned thereon, can only be applied to future debt service on RUS and RUS-guaranteed FFB notes. In 2004, Oglethorpe deposited $80 million into the Cushion of Credit Account, and by December 31, 2005 this amount had grown to $86 million.

    In 2005, Oglethorpe made additional deposits into the Cushion of Credit Account in connection with a program that was implemented under which the Members can prepay, at a discount, their monthly power bill from Oglethorpe. This program has been continued through 2006. Although restricted, the funds in the Cushion of Credit Account provide a source of short-term liquidity as funds on deposit are being applied to quarterly RUS and FFB debt service obligations.

    Liquidity Covenants.    Oglethorpe currently has three financial agreements in place which contain liquidity covenants. These agreements include the two interest rate swaps relating to PCB transactions and the Rocky Mountain lease transactions. The amount of liquidity required under these agreements was $72 million as of December 31, 2005, and Oglethorpe had sufficient liquidity to satisfy these requirements.

  Financing Activities

    In August 2005, RUS approved a $92 million loan for Oglethorpe that will fund routine additions and replacements to generation facilities incurred in 2004 and 2005, and those expected to be incurred in 2006 through 2007. Oglethorpe expects to begin drawing down this loan in May 2006 and to have it fully drawn by 2011. This loan will be funded through the FFB and guaranteed by the RUS, and the debt will be secured under Oglethorpe's Mortgage Indenture.

    In September 2005, Oglethorpe submitted a loan application to the RUS for up to $210 million to fund capital expenditures forecasted to be made in complying with environmental regulations. Oglethorpe does not expect RUS to act on this loan request until 2007. If approved, this loan would be funded through the FFB and guaranteed by the RUS, and the debt would be secured under Oglethorpe's Mortgage Indenture.

    Oglethorpe plans to issue approximately $50 million of tax-exempt bonds relating to the qualifying portion of scrubbers currently being installed at coal-fired Plant Wansley. Oglethorpe received the required state allocation for this tax-exempt financing in 2005, and the bonds can be issued any time within a three-year window that expires at year-end 2008.

    Oglethorpe has a program in place under which it is refinancing, on a continued tax-exempt basis, the annual principal maturities of serial bonds and the annual sinking fund payments of term bonds originally issued on behalf of Oglethorpe by various county development authorities. The refinancing of these PCB principal maturities allows Oglethorpe to preserve a low-cost source of financing. To date, Oglethorpe has refinanced approximately $225 million under this program, including $16 million of PCB principal that matured in January 2006. Oglethorpe plans to refinance an additional $21 million of PCB principal that matures in January 2007, and anticipates seeking Board approval to continue this refinancing program for the foreseeable future.

    Under an indemnity agreement executed in connection with GTC's assumption of PCB indebtedness in the 1997 corporate restructuring (see "Off-Balance Sheet Arrangements – GTC Debt Assumption" below), GTC is entitled to participate in any prepayment of assumed PCB debt by agreeing to assume a portion of the refunding debt. Since 1999, GTC has not participated in the annual refinancings of PCB principal at maturity. Under a separate agreement between the companies, Oglethorpe is providing a discount to GTC of 30% relating to their share of the annual maturity refinancings. As such, in connection with the $16 million PCB refinancing discussed above, Oglethorpe provided a discount of $0.8 million and received cash of $1.9 million on the $2.7 million due from GTC. Oglethorpe and GTC are currently evaluating options that would allow GTC to participate in the annual maturity refinancings, possibly beginning with the $21 million PCB refinancing planned for later in 2006.

    In connection with the extension of the wholesale power contracts from 2025 to 2050, Oglethorpe is evaluating various options to extend the maturities of a portion of its FFB and PCB debt. An extension of the maturitites will provide for better alignment of principal amortization with the projected useful lives of Oglethorpe's assets, which are currently projected to operate well beyond the original contract termination date of 2025. In particular, Oglethorpe is considering a transaction that would combine one or more of its PCB bullet maturities (currently due in the 2018 to 2024 time frame) with PCB amortizing principal due in January 2007 in a refinancing that would close in 2006.

  Capital Requirements

    Capital Expenditures.    As part of its ongoing capital planning, Oglethorpe forecasts expenditures required for generating facilities and other capital projects. The table below details these expenditure forecasts for 2006 through 2008. Actual expenditures may vary from the estimates listed below because of factors such as changes in business conditions, design changes and rework required by regulatory bodies, delays in obtaining necessary regulatory approvals, construction delays, cost of capital, equipment, material and labor, and changing environmental requirements.

Capital Expenditures (1)
(dollars in thousands)
Year	Existing Generation	Environmental Compliance	Nuclear Fuel	General Plant	Total

2006	$40,800	$47,400	$58,800	$2,000	$149,000
2007	49,000	141,500	41,000	3,000	234,500
2008	40,200	136,800	44,400	2,700	224,100

Total	$130,000	$325,700	$144,200	$7,700	$607,600

(1)
Excludes allowance for funds used during construction.

    In addition to the expenditures reflected in the table above, $24 million is projected to be paid to GPC through October 2007 relating to the nuclear development option agreement. Pursuant to this agreement, these costs are fully refundable if the Members decide not to participate in the new nuclear units. For a more detailed discussion of this agreement, see "OGLETHORPE'S POWER SUPPLY RESOURCES – Future Power Resources" in Item 1 herein.

    Oglethorpe is subject to environmental regulations and may be subject to future additional environmental regulations, including future implementation of existing laws and regulations. Since alternative legislative and regulatory environmental compliance programs continue to be debated on a national level, it is difficult to predict what capital costs may ultimately be required, even in the near term. Oglethorpe monitors the on-going debate to gauge a range of possible capital expenditure outcomes. The environmental compliance expenditures reflected in the table above include a scrubber installation project (for sulfur dioxide removal) currently underway at Plant Wansley and contemplated environmental compliance projects that may begin at Plant Scherer in the near term. While estimates can vary widely, it is not unlikely that Oglethorpe may be required to make additional investments in the range of approximately $400 million to $600 million relating to environmental compliance programs beyond the period reflected in the table above.

    Depending on how Oglethorpe and the other co-owners of Plants Scherer and Wansley choose to comply with these regulations, once finalized, both capital expenditures and operating expenditures may be impacted. In any event, as required by the Wholesale Power Contracts, Oglethorpe expects to be able to recover from its Members all capital and operating expenditures made in complying with current and future environmental regulations.

    For additional information, see "BUSINESS – ENVIRONMENTAL AND OTHER REGULATION – Clean Air Act."

    Contractual Obligations.    The table below reflects, as of December 31, 2005, Oglethorpe's contractual obligations for the periods indicated.

Contractual Obligations
(dollars in thousands)
As of 12/31/05	2006	2007- 2010	2011 and beyond	Total

Long-Term Debt:
Principal	$190,206	$708,696	$2,339,746	$3,238,648
Interest (1)	169,844	579,272	754,339	1,503,455
Capital Leases (2)	44,264	177,298	286,418	507,980
Operating Leases	4,806	19,829	43,312	67,947
Unconditional Power Purchases	32,759	114,815	285,755	433,329
Rocky Mtn.Lease Transactions (3)	0	0	371,900	371,900
Chattahoochee O&M Agreements	20,000	80,000	100,000	200,000
Asset Retirement Obligations (4)	0	0	3,026,017	3,026,017

Total	$461,879	$1,679,910	$7,207,487	$9,349,276

(1)
Includes an interest rate assumption for variable rate debt.

(2)
Amounts represent total rental payment obligations, not amortization of debt underlying the leases.

(3)
Oglethorpe entered into a funding agreement with a highly rated entity to fund this obligation. For additional information, see "Off-Balance Sheet Arrangements – Rocky Mountain Lease Arrangments" below.

(4)
A substantial portion of this amount relates to the decommissioning of nuclear facilities.

  Inflation

    As with utilities generally, inflation has the effect of increasing the cost of Oglethorpe's operations and construction program. Operating and construction costs have been less affected by inflation over the last few years because rates of inflation have been relatively low.

  Credit Rating Risk

    The table below sets forth Oglethorpe's current debt ratings.

Oglethorpe Ratings	S&P	Moody's	Fitch

Senior secured debt	A	A3	A
Short-term debt (commercial paper)	A-1	P-2	F-1

    Oglethorpe has financial agreements containing provisions which, upon a credit rating downgrade below specified levels, may require the posting of collateral (in the form of either letters of credit, surety bonds or cash) or termination of the agreement. The table below sets forth the more significant rating triggers contained in Oglethorpe's financial agreements.

Rating Triggers	S&P	Moody's	Fitch

Interest Rate Swaps
Senior Secured	BBB-	Baa3	NA (1)
Rocky Mountain Lease
Senior Secured	BBB	Baa2	BBB
Senior Unsecured	BBB-	Baa3	BBB-

(1)
NA = rating not included as a trigger in agreement

    Under the interest rate swap arrangements, if Oglethorpe's rating from Standard & Poor's or Moody's falls below the levels shown in the table above, the swap counterparty has the option of (1) making swap payments based on an index rather than the actual variable rate on the bonds, or (2) causing an early termination of the swaps. In the event of a termination, either party could owe the other party a termination payment depending on the market value of the swap position. Oglethorpe estimates that a termination of the swaps on December 31, 2005 would have required Oglethorpe to make a termination payment (net of GTC's assumed percentage) of approximately $35 million. Except in situations where Oglethorpe voluntarily elects to terminate the interest rate swaps early, Oglethorpe has the right to pay a termination payment due to the swap counterparty over a term of up to five years. The swap arrangements extend for the life of the underlying bonds, which have sinking fund amortization. Therefore, all other things being equal, annual reductions in the outstanding principal amounts will reduce termination payments. For a further discussion of termination events under the swaps, see "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK – Interest Rate Risk – Interest Rate Swap Transactions."

    Provisions in the Rocky Mountain lease transactions could require Oglethorpe to post surety bonds or letters of credit in the amount of $50 million if Oglethorpe fails to maintain at least two of the three ratings shown in the table above for each of the senior secured and the senior unsecured debt (if any and if rated) or if it fails to maintain at least $50 million in available liquidity.

    Provisions in the RUS Loan Contract and certain PCB loan agreements contain covenants based on credit ratings that could result in increased interest rates or restrictions on issuing debt. Also, borrowing rates and commitment fees in the CFC line of credit agreement are based on credit ratings and could therefore increase if Oglethorpe's ratings are lowered. None of these covenants, however, would result in acceleration of any debt.

    Given its current level of ratings, Oglethorpe's management does not have any reason to expect a downgrade that would put its ratings below the rating triggers contained in any of its financial agreements. However, Oglethorpe's ratings reflect the views of the rating agencies and not of Oglethorpe, and therefore Oglethorpe cannot give any assurance that its ratings will be maintained at current levels for any period of time.

  Off-Balance Sheet Arrangements

    Oglethorpe is liable for certain contractual obligations for which other parties are liable, and Oglethorpe would be expected to pay only if the other parties fail to satisfy such obligations. These obligations are not shown on Oglethorpe's balance sheet and are described below.

    GTC Debt Assumption.    In connection with a corporate restructuring in 1997 in which Oglethorpe sold its transmission related assets to GTC (which represented 16.86% of Oglethorpe's assets), GTC assumed 16.86% of the then outstanding indebtedness associated with PCBs pursuant to an Assumption Agreement and an Indemnity Agreement. If GTC fails to satisfy its obligations under this debt assumption, Oglethorpe would then remain liable for any unsatisfied amounts. In that event, Oglethorpe would be entitled to reimbursement from GTC for any amounts paid by Oglethorpe. At December 31, 2005, the total obligation assumed by GTC relating to outstanding PCB principal was $97 million. (See Note 5 of Notes to Financial Statements.) In 2006, GTC's estimated payments of principal and interest pursuant to this assumed obligation will be approximately $7 million.

    Oglethorpe also remains secondarily liable for a 16.86% portion of Oglethorpe's interest rate swaps that were assumed by GTC in connection with the corporate restructuring. GTC's portion of the estimated maximum aggregate liability for termination payments under the swaps had such payments been due on December 31, 2005 would have been $7 million.

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

    The Facility Subleases require Oglethorpe to make semi-annual rental payments to RMLC. In turn, RMLC is required to make identical rental payments to the owner trusts under the Facility Leases. In 2005, the amount of the rental payments under the Facility Subleases and Facility Leases each totaled $56 million.

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

    The senior unsecured debt obligations of the payment undertaker are rated "AAA" by S&P and "Aaa" by Moody's, and the senior unsecured debt obligations of the third party to the funding agreement are rated "AA" by S&P and "Aa2" by Moodys.

    As a wholly owned subsidiary of Oglethorpe, the financial condition and results of operations of RMLC are fully consolidated into Oglethorpe's financial statements. The funding agreements and corresponding lease obligations are reflected on the balance sheets of RMLC and Oglethorpe as Deposit on Rocky Mountain transactions and Obligation under Rocky Mountain transactions (both $89 million at December 31, 2005). However, the financial statements of RMLC and Oglethorpe do not reflect the payment undertaking agreements or the corresponding lease obligations, or the payments made by the payment undertaker, including the payments of rent under the Facility Leases and Facility SubLeases, because they have been extinguished for financial reporting purposes. If RMLC's interests in the payment undertaking agreements and the corresponding lease obligations were reflected on the balance sheets of RMLC and Oglethorpe at December 31, 2005, both the Deposit on Rocky Mountain transactions and Obligation under Rocky Mountain transactions would have been higher by $714 million.

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

    Oglethorpe's Risk Management Committee ("RMC") provides general oversight over all risk management activities, including commodity trading, fuels management, insurance procurement, debt management and investment portfolio management. The RMC is comprised of Oglethorpe's Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. The RMC has implemented comprehensive risk management policies to manage and monitor credit and market price risks. These policies also specify controls and authorization levels related to various risk management activities. The RMC frequently meets to review corporate exposures, risk management strategies, and hedge positions. The RMC regularly reports corporate exposures and risk management activities to the Audit Committee of the Board of Directors.

Interest Rate Risk

    Oglethorpe is exposed to the risk of changes in interest rates due to the significant amount of financing obligations it has entered into, including variable rate debt and interest rate swap transactions. Oglethorpe's objective in managing interest rate risk is to maintain a balance of fixed and variable rate debt that will lower its overall borrowing costs within reasonable risk parameters. As part of this debt management strategy, Oglethorpe has a guideline of having between 15% and 30% variable rate debt to total debt. At December 31, 2005, Oglethorpe had 18% of its debt (including capital lease debt) in a variable rate mode.

    The table below details Oglethorpe's existing debt instruments and provides the fair value at December 31, 2005, the outstanding balance at the beginning and end of each year and the annual principal maturities and associated average interest rates.

	(dollars in thousands)
	Fair Value	Cost
	2005	2006	2007	2008	2009	2010	Thereafter

Fixed Rate Debt
Beginning of year		$2,395,884	$2,212,071	$2,053,882	$1,888,104	$1,713,676	$1,552,856
Maturities		(183,813)	(158,189)	(165,778)	(174,428)	(160,820)

End of year	$2,650,768	$2,212,071	$2,053,882	$1,888,104	$1,713,676	$1,552,856

Average interest rate on maturing fixed rate debt		5.78%	5.82%	5.85%	5.85%	5.93%	5.81%
Variable Rate Debt
Beginning of year		$604,421	$604,180	$603,909	$603,604	$603,260	$602,873
Maturities		(241)	(271)	(305)	(344)	(387)

End of year	$604,200	$604,180	$603,909	$603,604	$603,260	$602,873

Average interest rate on maturing variable rate debt (1)		4.57%	4.57%	6.60%	6.60%	6.60%	3.67%
Interest Rate Swaps
Beginning of year		$238,343	$232,191	$222,086	$212,027	$207,139	$184,019
Maturities		(6,152)	(10,105)	(10,059)	(4,888)	(23,120)

End of year	$238,343	$232,191	$222,086	$212,027	$207,139	$184,019

Average interest rate on maturing debt (2)		5.83%	5.77%	5.78%	5.92%	5.67%	5.81%
Unrealized loss on swaps	$(34,910)

(1)
99% of the variable rate debt reflected in the above table relates to PCB debt with bullet maturities beyond 2010, with a weighted average interest rate of 3.18% at 1/1/06. Future variable interest rates for PCB debt are adjusted based on a forward BMA yield curve.

(2)
Debt underlying the interest rate swaps is variable rate PCB debt that was swapped to a contractual fixed rate of interest in 1993, so the average interest rate on maturing debt represents the average of the two contractual fixed rates.

    Substantially all of the variable rate debt in the above table is comprised of variable rate PCB debt, which had a weighted average interest rate of 2.44% for all of 2005 and 3.18% at January 1, 2006. If interest rates on this debt increased 100 basis points, interest expense would increase by approximately $6 million on an annualized basis. The operative documents underlying this debt contain provisions that allow Oglethorpe to convert the debt to a variety of variable interest rate modes (such as daily, weekly, monthly, commercial paper or auction rate mode), or to convert the debt to a fixed rate of interest to maturity. This optionality improves Oglethorpe's ability to manage its exposure to variable interest rates.

    At any point in time, Oglethorpe may analyze and consider using various types of derivative products (including swaps, caps, floors and collars) to help manage its interest rate risk. Currently, however, Oglethorpe's use of interest rate derivatives is limited to the two substantially identical swap transactions described below, which are considered "plain vanilla" by industry standards.

  Interest Rate Swap Transactions

    Oglethorpe has two interest rate swap transactions with a swap counterparty, AIG Financial Products Corp. ("AIG-FP"), which were designed to create a contractual fixed rate of interest on $322 million of variable rate PCBs. These transactions were entered into in early 1993 on a forward basis, pursuant to which approximately $200 million of variable rate PCBs were issued on November 30, 1993 (the 1993 bonds) and approximately $122 million of variable rate PCBs were issued on December 1, 1994 (the 1994 bonds). Oglethorpe is obligated to pay the variable interest rate that accrues on these PCBs; however, the swap arrangements provide a mechanism for Oglethorpe to achieve a contractual fixed rate which is lower than Oglethorpe would have obtained had it issued fixed rate bonds at that time. In connection with the 1997 corporate restructuring, GTC assumed and agreed to pay 16.86% of any amounts due from Oglethorpe under these swap arrangements, including the net swap payments and potential termination payments described below. Should GTC fail to make such payments, Oglethorpe remains obligated for the full amount of such payments.

    Under the swap arrangements, Oglethorpe is obligated to make periodic payments to AIG-FP based on a notional principal amount equal to the aggregate principal amount of the bonds outstanding during the period and a contractual fixed rate ("Fixed Rate"), and AIG-FP is obligated to make periodic payments to Oglethorpe based on a notional principal amount equal to the aggregate principal amount of the bonds outstanding during the period and a variable rate equal to the variable rate of interest accruing on the bonds during the period ("Variable Rate"). These payment obligations are netted, such that if the Variable Rate is less than the Fixed Rate, Oglethorpe makes a net payment to AIG-FP. Likewise, if the Variable Rate is higher than the Fixed Rate, Oglethorpe receives a net payment from AIG-FP. Thus, although changes in the Variable Rate affect whether Oglethorpe is obligated to make payments to AIG-FP or is entitled to receive payments from AIG-FP, the effective interest rate Oglethorpe pays with respect to the PCBs is not affected by changes in interest rates. The Fixed Rate on the 1993 bonds is 5.67% and the Fixed Rate on the 1994 bonds is 6.01%. At December 31, 2005, there was $177 million notional amount outstanding of 1993 bonds (carrying a variable rate of interest of 3.54%) and $110 millon notional amount outstanding of 1994 bonds (carrying a variable rate of interest of 3.58%). For the three years ended December 31, 2003, 2004 and 2005, Oglethorpe has made in connection with both interest rate swap arrangements combined net swap payments to AIG-FP (net of amounts assumed by GTC) of, $11.8 million, $11.0 million and $8.0 million, respectively.

    The obligation of AIG-FP to make payments to Oglethorpe under the swap arrangements are guaranteed by AIG-FP's parent company, American International Group, Inc. ("AIG"). The senior unsecured debt obligations of AIG and AIG-FP are rated "AA" and "Aa2" by Standard and Poor's and Moody's, respectively.

    Unless terminated, the swap arrangements will extend for the life of the underlying PCBs (through January 2016 and January 2019 for the 1993 bonds and 1994 bonds, respectivley). AIG-FP has limited rights to terminate the swaps only upon the occurrence of specified events of default or due to an Oglethorpe Downgrading. Termination Events related to rating downgrades are as follows:

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

    If the swap arrangements were to be terminated while the PCBs are still outstanding, Oglethorpe or AIG-FP may owe the other party a termination payment depending on a number of factors, including whether the fixed rate then being offered under comparable swap arrangements is higher or lower than the Fixed Rate. Oglethorpe estimates that its maximum aggregate liability (net of GTC's assumed percentage) for termination payments under both swap arrangements had such payments been due on December 31, 2005 would have been $35 million. Except in situations where Oglethorpe voluntarily elects to terminate the interest rate swaps early, Oglethorpe has the right to a term-out of any termination payment due to the swap counterparty for a term of up to five years.

  Capital Leases

    In December 1985, Oglethorpe sold and subsequently leased back from four purchasers its 60% undivided ownership interest in Scherer Unit No. 2. The capital leases provide that Oglethorpe's rental payments vary to the extent of interest rate changes associated with the debt used by the lessors to finance their purchase of undivided ownership shares in the unit. The debt currently consists of $118 million in serial facility bonds due June 30, 2011 with a 6.97% fixed rate of interest.

    Oglethorpe entered into a power purchase and sale agreement with Doyle I, LLC to purchase all of the output from a five-unit gas-fired generation facility. The Doyle agreement is reported on Oglethorpe's balance sheet as a capital lease. The lease payments vary to the extent the interest rate on the lessor's debt varies from 6.00%. At December 31, 2005, the weighted average interest rate on the lease obligation was 5.86%.

Equity Price Risk

    Oglethorpe maintains trust funds, as required by the NRC, to fund certain costs of nuclear decommissioning. (See Note 1 of Notes to Financial Statements.) As of December 31, 2005, these funds were invested in U.S. Government securities, domestic and international equities and global fixed income securities. By maintaining a portfolio that includes long-term equity investments, Oglethorpe intends to maximize the returns to be utilized to fund nuclear decommissioning, which in the long-term will better correlate to inflationary increases in decommissioning costs. However, the equity securities included in Oglethorpe's portfolio are exposed to price fluctuation in equity markets. A 10% decline in the value of the fund's equity securities as of December 31, 2005 would result in a loss of value to the fund of approximately $10 million. Oglethorpe actively monitors its portfolio by benchmarking the performance of its investments against certain indices and by maintaining, and periodically reviewing, established target allocation percentages of the assets in its trusts to various investment options. Because realized and unrealized gains and losses from investment securities held in the decommissioning fund are directly added to or deducted from the decommissioning reserve, fluctuations in equity prices do not affect Oglethorpe's net margin in the short-term.

Commodity Price Risk

  Coal

    Oglethorpe is also exposed to the risk of changing prices for fuels, including coal and natural gas. Oglethorpe has interests in 1,501 MW of coal-fired capacity (Plants Scherer and Wansley). Oglethorpe purchases coal under term contracts and in spot-market transactions. Oglethorpe's coal contracts provide volume flexibility and fixed prices. Oglethorpe anticipates that its existing contracts will provide fixed prices for all of its forecasted coal requirements in 2006. Additionally, such contracts will provide about 87% of Oglethorpe's coal requirements in 2007 and 63% of its 2008 coal requirements. The objective of Oglethorpe's coal procurement strategy is to ensure reliable coal supply and some price stability for the Members. Its strategy focuses on hedging requirements over a three-year time horizon, but permits opportunities to make purchases up to six years into the future. The procurement guidelines provide for layering in fixed prices by annually entering into forward contracts for between 25% and 35% of the forecasted requirements, for a rolling three-year period.

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

    Oglethorpe enters into natural gas swap arrangements to manage its exposure to fluctuations in the market price of natural gas. Under these swap agreements, Oglethorpe pays the counterparty a fixed price for specified natural gas quantities and receives a payment for such quantities based on a market price index. These payment obligations are netted, such that if the market price index is lower than the fixed price, Oglethorpe will make a net payment, and if the market price index is higher than the fixed price, Oglethorpe will receive a net payment. If the natural gas swaps had been terminated on December 31, 2005, Oglethorpe would have received a net payment of approximately $1,158,000. If Oglethorpe's natural gas swaps had been terminated on March 20, 2006, Oglethorpe would have made a net payment of approximately $188,000.

    Oglethorpe has obtained the Members' approval required by the New Business Model Member Agreement to continue to manage exposures to natural gas price risks for Members that elect to receive such services. Oglethorpe is providing natural gas price risk management services to 14 of its Members. At the beginning of each calendar year, additional Members may elect to receive these services. Members may elect to discontinue receiving these services at any time.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

STATEMENTS OF REVENUES AND EXPENSES

For the years ended December 31, 2005, 2004 and 2003

	(dollars in thousands)
	2005	2004	2003

Operating revenues (Note 1):
Sales to Members	$1,136,463	$1,279,465	$1,167,605
Sales to non-Members	33,060	33,307	35,948

Total operating revenues	1,169,523	1,312,772	1,203,553

Operating expenses:
Fuel	365,073	290,106	234,172
Production	251,830	248,084	253,865
Purchased power (Note 9)	255,616	402,941	359,447
Depreciation and amortization	153,030	153,126	141,301
Accretion (Note 1)	33,996	20,456	7,815
Income taxes (Note 3)	–	(3)	(459)
Gain on sale of emission allowances (Note 10)	(83,098)	–	–

Total operating expenses	976,447	1,114,710	996,141

Operating margin	193,076	198,062	207,412

Other income (expense):
Investment income	36,060	33,310	23,092
Amortization of deferred gains (Notes 1 and 4)	2,475	2,475	2,475
Amortization of net benefit of Rocky Mountain transactions (Note 1)	3,185	3,185	3,185
Allowance for equity funds used during construction (Note 1)	355	199	417
Other (Note 1)	3,048	3,059	3,568

Total other income	45,123	42,228	32,737

Interest charges:
Interest on long-term debt and capital leases	203,124	205,086	206,265
Other interest	3,321	2,774	5,329
Allowance for debt funds used during construction (Note 1)	(1,681)	(1,473)	(2,771)
Amortization of debt discount and expense	15,782	16,666	14,477

Net interest charges	220,546	223,053	223,300

Net margin	$17,653	$17,237	$16,849

The accompanying notes are an integral part of these financial statements.

BALANCE SHEETS

December 31, 2005 and 2004

	(dollars in thousands)
	2005	2004

Assets
Electric plant (Notes 1, 4 and 6):
In service	$5,804,772	$5,784,529
Less: Accumulated provision for depreciation	(2,377,671)	(2,237,192)

	3,427,101	3,547,337
Nuclear fuel, at amortized cost	94,159	87,941
Construction work in progress	26,721	22,830

Total electric plant	3,547,981	3,658,108

Investments and funds (Notes 1 and 2):
Decommissioning fund, at market	206,364	196,181
Deposit on Rocky Mountain transactions, at cost	88,689	83,012
Bond, reserve and construction funds, at market	7,252	8,051
Investment in associated companies, at cost	38,696	33,959
Long-term investments, at market	46,265	68,507
Other, at cost	1,044	1,084

Total investments and funds	388,310	390,794

Current assets:
Cash and cash equivalents, at cost (Note 1)	170,734	133,669
Restricted cash and cash equivalents, at cost (Note 1)	16,156	11,781
Restricted short-term investments, at cost (Note 1)	222,328	81,104
Other short-term investments, at market	9,337	6,663
Receivables (Note 1)	96,486	129,221
Inventories, at average cost (Note 1)	94,574	100,927
Prepayments and other current assets	5,171	4,118

Total current assets	614,786	467,483

Deferred charges:
Premium and loss on reacquired debt, being amortized (Note 1)	121,431	134,575
Deferred amortization of capital leases (Note 4)	108,790	110,422
Deferred debt expense, being amortized (Note 1)	23,293	23,026
Deferred nuclear outage costs, being amortized (Note 1)	16,993	10,880
Deferred asset retirement obligations costs, being amortized (Note 1)	1,852	14,664
Other	4,639	3,226

Total deferred charges	276,998	296,793

Total assets	$4,828,075	$4,813,178

The accompanying notes are an integral part of these financial statements.

BALANCE SHEETS

	(dollars in thousands)
	2005	2004

Equity and Liabilities
Capitalization (see accompanying statements):
Patronage capital and membership fees (Note 1)	$479,308	$461,655
Accumulated other comprehensive loss (Note 1)	(34,339)	(46,896)

	444,969	414,759
Long-term debt	3,048,442	3,180,915
Obligations under capital leases (Note 4)	304,897	324,326
Obligation under Rocky Mountain transactions	88,689	83,012

Total capitalization	3,886,997	4,003,012

Current liabilities:
Long-term debt and capital leases due within one year (Note 5)	217,743	190,835
Accounts payable	56,516	67,149
Accrued interest	54,221	40,176
Accrued and withheld taxes	29,041	9,945
Members' advances (Note 1)	74,471	–
Other current liabilities	9,293	11,583

Total current liabilities	441,285	319,688

Deferred credits and other liabilities:
Gain on sale of plant, being amortized (Note 4)	40,960	43,434
Net benefit of Rocky Mountain transactions, being amortized (Note 1)	66,892	70,078
Asset retirement obligations (Note 1)	267,406	248,295
Accumulated retirement costs for other obligations	56,913	54,272
Interest rate swap arrangements (Note 2)	34,910	45,254
Other	32,712	29,145

Total deferred credits and other liabilities	499,793	490,478

Total equity and liabilities	$4,828,075	$4,813,178

Commitments and Contingencies (Notes 1, 5, 9, 11 and 12)

STATEMENTS OF CAPITALIZATION

December 31, 2005 and 2004

	(dollars in thousands)
	2005	2004

Long-term debt (Note 5):
Mortgage notes payable to the Federal Financing Bank ("FFB") at interest rates varying from 3.89% to 8.43% (average rate of 5.80% at December 31, 2005) due in quarterly installments through 2025	$2,324,661	$2,443,229
Mortgage notes payable to Rural Utilities Service ("RUS") at an interest rate of 5% due in monthly installments through 2021	10,990	11,509
Mortgage notes issued in conjunction with the sale by public authorities of pollution control revenue bonds ("PCBs"):
• Series 1992A Serial bonds, 6.55% to 6.80%, due serially from 2006 through 2012	60,232	66,841
• Series 1993A Adjustable tender bonds, 3.54%, due 2006 through 2016	146,856	149,828
• Series 1994A Adjustable tender bonds, 3.58%, due 2006 to 2019	91,487	91,487
• Series 1998A and 1998B Adjustable tender bonds, 2.80% to 3.35%, due 2019	180,343	180,343
• Series 1999A and 1999B Adjustable tender bonds, 3.75%, due 2020	88,775	88,775
• Series 2000 Adjustable tender bonds, 3.75%, due 2021	21,950	21,950
• Series 2001 Adjustable tender bonds, 3.75%, due 2022	22,825	22,825
• Series 2002A and 2002B Auction rate bonds, 3.15% to 3.33%, due 2018	91,990	91,990
• Series 2002 and 2002C Adjustable tender bonds, 3.60% to 3.75%, due 2018	30,075	30,075
• Series 2003A and 2003B Auction rate bonds, 2.80% to 3.14%, due 2024	133,345	133,345
• Series 2004 Auction rate bonds, 3.15% due 2020	11,525	11,525
• Series 2005 Auction rate bonds, 2.95%, due 2040	15,865	–
CoBank, ACB notes payable:
• Transmission mortgage note payable: fixed at 4.57% through March 2, 2008, due in bimonthly installments through November 1, 2018	1,574	1,623
• Transmission mortgage note payable: fixed at 4.57% through March 2, 2008, due in bimonthly installments through September 1, 2019	6,155	6,319

Total long-term debt	3,238,648	3,351,664
Obligations under capital leases, (Note 4)	332,434	344,412
Obligation under Rocky Mountain transactions, (Note 1)	88,689	83,012
Patronage capital and membership fees (Note 1)	479,308	461,655
Accumulated other comprehensive loss (Note 1)	(34,339)	(46,896)

Subtotal	4,104,740	4,193,847
Less: long-term debt and capital leases due within one year	(217,743)	(190,835)

Total capitalization	$3,886,997	$4,003,012

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS

For the years ended December 31, 2005, 2004 and 2003

	(dollars in thousands)
	2005	2004	2003

Cash flows from operating activities:
Net margin	$17,653	$17,237	$16,849

Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization, including nuclear fuel	225,366	228,353	221,610
Net accretion cost	33,996	20,456	7,815
Amortization of deferred gains	(2,475)	(2,475)	(2,475)
Amortization of net benefit of Rocky Mountain transactions	(3,185)	(3,185)	(3,185)
Allowance for equity funds used during construction	(355)	(199)	(417)
Deferred nuclear outage costs	(23,654)	(13,469)	(14,775)
Other	(2,196)	(3,573)	2,159
Change in operating assets and liabilities:
Receivables	34,174	(17,742)	(24,168)
Inventories	6,353	4,411	(12,053)
Prepayments and other current assets	106	118	(1,270)
Accounts payable	(10,633)	3,590	13,283
Accrued interest	14,045	33,018	201
Accrued and withheld taxes	19,096	(10,012)	19,424
Other current liabilities	(2,155)	2,340	(4,104)

Total adjustments	288,483	241,631	202,045

Net cash provided by operating activities	306,136	258,868	218,894

Cash flows from investing activities:
Property additions	(75,065)	(65,798)	(171,126)
Activity in decommissioning fund – Purchases	(690,224)	(905,803)	(756,044)
– Proceeds	677,085	884,339	746,757
Activity in bond, reserve and construction funds – Purchases	(1,064)	(7,967)	(27,189)
– Proceeds	1,777	21,449	31,842
Net cash received from merger	–	–	18,273
(Increase) decrease in restricted cash and cash equivalents	(4,375)	121,564	(103,244)
(Increase) decrease in restricted and other short-term investments	(132,861)	8,501	(4,028)
(Increase) decrease in investment in associated companies	(4,268)	(2,308)	712
Increase in other long-term investments – Purchases	(471,276)	(606,167)	(385,338)
– Proceeds	483,525	563,814	358,338
Increase in Members' advances	74,471	–	–
Decrease in notes receivable	–	–	745
Increase in equipment prepayments	(2,563)	–	–
Proceeds from sale of generation equipment	–	–	21,799

Net cash (used in) provided by investing activities	(144,838)	11,624	(268,503)

Cash flows from financing activities:
Debt proceeds	24,512	11,525	700,124
Debt payments	(149,697)	(210,330)	(390,582)
Debt related costs	(2,905)	(10,572)	(8,680)
Decrease in notes payable (Note 5)	–	–	(297,776)
Increase in note receivable (Note 5)	–	–	(11,105)
Major overhaul accrual financed by Members	3,857	6,069	2,903

Net cash used in financing activities	(124,233)	(203,308)	(5,116)

Net increase (decrease) in cash and cash equivalents	37,065	67,184	(54,725)
Cash and cash equivalents at beginning of year	$133,669	66,485	121,210

Cash and cash equivalents at end of year	170,734	$133,669	$66,485

Supplemental cash flow information:
Cash paid for –
Interest (net of amounts capitalized)	$190,719	$173,369	$208,622
Income taxes	–	–	–

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF PATRONAGE CAPITAL AND MEMBERSHIP FEES AND
ACCUMULATED OTHER COMPREHENSIVE MARGIN

For the years ended December 31, 2005, 2004 and 2003

	(dollars in thousands)
	Patronage Capital and Membership Fees	Accumulated Other Comprehensive Margin (Loss)	Total

Balance at December 31, 2002	$427,569	$(55,751)	$371,818

Components of comprehensive margin in 2003
Net margin	16,849		16,849
Unrealized gain on interest rate swap arrangements		8,527	8,527
Unrealized loss on available-for-sale securities		(2,340)	(2,340)
Unrealized loss on financial gas hedges		(250)	(250)

Total comprehensive margin			22,786

Balance at December 31, 2003	444,418	(49,814)	394,604

Components of comprehensive margin in 2004
Net margin	17,237		17,237
Unrealized gain on interest rate swap arrangements		4,662	4,662
Unrealized loss on available-for-sale securities		(888)	(888)
Unrealized loss on financial gas hedges		(856)	(856)

Total comprehensive margin			20,155

Balance at December 31, 2004	461,655	(46,896)	414,759

Components of comprehensive margin in 2005
Net margin	17,653		17,653
Unrealized gain on interest rate swap arrangements		10,344	10,344
Unrealized gain on available-for-sale securities		918	918
Unrealized gain on financial gas hedges		1,295	1,295

Total comprehensive margin			30,210

Balance at December 31, 2005	$479,308	$(34,339)	$444,969

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

For the years ended December 31, 2005, 2004 and 2003

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

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2005 and 2004 and the reported amounts of revenues and expenses for each of the three years ending December 31, 2005. Actual results could differ from those estimates.

c. Patronage capital and membership fees

    Oglethorpe is organized and operates as a cooperative. The Members paid a total of $190 in membership fees. Patronage capital includes retained net margin of Oglethorpe. Any excess of revenue over expenditures from operations is treated as advances of capital by the Members and is allocated to each of them on the basis of their electricity purchases from Oglethorpe.

    Any distributions of patronage capital are subject to the discretion of the Board of Directors, subject to Mortgage Indenture requirements. Under the Mortgage Indenture, Oglethorpe is prohibited from making any distribution of patronage capital to the Members if, at the time thereof or giving effect thereto, (i) an event of default exists under the Mortgage Indenture, (ii) Oglethorpe's equity as of the end of the immediately preceding fiscal quarter is less than 20% of total capitalization, or (iii) the aggregate amount expended for distributions on or after the date on which Oglethorpe's equity first reaches 20% of Oglethorpe's total capitalization exceeds 35% of Oglethorpe's aggregate net margins earned after such date. This last restriction, however will not apply if, after giving effect to such distribution, Oglethorpe's equity as of the end of the immediately preceding fiscal quarter is not less than 30% of Oglethorpe's total capitalization.

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

Accumulated Other Comprehensive Margin (Loss)
	(dollars in thousands)
	Interest Rate Swap Arrangements	Available- for-sale Securities	Financial Gas Hedges	Total

Balance at December 31, 2002	$(58,443)	$1,722	$970	$(55,751)

Unrealized gain/(loss)	8,527	(2,838)	7,501	13,190
(Gain) loss reclassified to net margin	–	498	(7,751)	(7,253)

Balance at December 31, 2003	(49,916)	(618)	720	(49,814)

Unrealized gain/(loss)	4,662	50	2,119	6,831
(Gain) loss reclassified to net margin	–	(938)	(2,975)	(3,913)

Balance at December 31, 2004	(45,254)	(1,506)	(136)	(46,896)

Unrealized gain/(loss)	10,344	918	2,077	13,339
(Gain) loss reclassified to net margin	–	–	(782)	(782)

Balance at December 31, 2005	$(34,910)	$(588)	$1,159	$34,339

e. Margin policy

    Oglethorpe is required under the Mortgage Indenture to produce a Margins for Interest ("MFI") Ratio of at least 1.10. For the years 2003, 2004 and 2005, Oglethorpe achieved a MFI ratio of 1.10.

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

    Revenues from Jackson EMC, Cobb EMC and Sawnee EMC, three of Oglethorpe's Members, accounted for 13.0%, 12.8% and 10.4% in 2005, respectively, of Oglethorpe's total operating revenues. Revenues from Jackson EMC and Cobb EMC accounted for 12.0% and 10.1% in 2004 and 11.6% and 10.6% in 2003, respectively, of Oglethorpe's total operating revenues.

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

h. Nuclear fuel cost

    The cost of nuclear fuel, including a provision for the disposal of spent fuel, is being amortized to fuel expense based on usage. The total nuclear fuel expense for 2005, 2004 and 2003 amounted to $44,395,000, $46,460,000 and $46,628,000, respectively.

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

    The Energy Policy Act of 1992 required that utilities with nuclear plants be assessed over a 15-year period an amount which will be used by DOE for the decontamination and decommissioning of its nuclear fuel enrichment facilities. The amount of each utility's assessment was based on its past purchases of nuclear fuel enrichment services from DOE. Based on its ownership in Plants Hatch and Vogtle, Oglethorpe has a remaining nuclear fuel asset of approximately $2,703,000, which is being amortized to nuclear fuel expense over the next 2 years. Oglethorpe has also recorded an obligation to DOE which approximated $1,181,000 at December 31, 2005 (included in Other current liabilities and Other deferred credits and other liabilities on the accompanying balance sheets).

i. Asset retirement obligations

    In January 2003, Oglethorpe adopted Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." The statement provides accounting and reporting standards for recognizing obligations related to costs associated with the retirement of long-lived assets. SFAS No. 143 requires obligations associated with the retirement of long-lived assets to be recognized at their fair value in the period in which they are incurred if a reasonable estimate of fair value can be made. The fair value of the asset retirement costs must be capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense using a systematic and rational method over the asset's useful Life. Any subsequent changes to the fair value of the liability due to passage of time or changes in the amount or timing of estimated cash flows must be recognized as an accretion expense.

    The liability recognized under SFAS No. 143 primarily relates to Oglethorpe's nuclear facilities. Oglethorpe also recognized retirement obligations for ash handling facilities at the coal-fired plants and solid waste landfills located at certain generating facilities. In addition, effective December 31, 2005, Oglethorpe adopted Financial Accounting Standards Board ("FASB") Interpretation No. 47 ("Interpretation No. 47"), "Conditional Asset Retirement Obligations," which requires that an asset retirement obligation be recorded even though the timing and/or method of settlement are conditional on future events. Prior to December 2005, Oglethorpe did not recognize asset retirement obligations for asbestos removal because the timing of their retirements was dependent on future events. Oglethorpe recorded additional asset retirement obligations of $3.0 million for asbestos removal with an offsetting increase to regulatory assets.

    Under SFAS No. 71, Oglethorpe may record an offsetting regulatory asset or liability to reflect the difference in timing of recognition of the costs of decommissioning for financial statement purposes and for ratemaking purposes for both the cumulative effect of adoption and for future periods timing differences. RUS has approved Oglethorpe's implementation of the provisions of SFAS No. 71 with respect to the cumulative effect of adoption and with respect to timing differences between cost recognition under SFAS No. 143 or Interpretation No. 47 and cost recovery for ratemaking purposes. Therefore, Oglethorpe had no cumulative effect to net margin resulting from the adoption of Statement No. 143 or Interpretation No. 47. Oglethorpe estimates that the annual difference will be approximately $1,000,000 for the next several years.

    SFAS No. 143 does not permit non-regulated entities to continue accruing future retirement costs associated with long-lived assets for which there are no legal obligations to retire. Oglethorpe, in accordance with regulatory treatment of these costs, continues to recognize the retirement costs for these other obligations in depreciation rates.

    The following table reflects the details of the Asset Retirement Obligations included in the balance sheets.

	(dollars in thousands)
	Balance at 12/31/04	Liabilities Incurred	Accretion	Change in Cash Flow Estimate	Balance at 12/31/05

Nuclear decommissioning	$243,939	$–	$15,839	$–	$259,778
Other	4,356	2,989	283	–	7,628

Total	$248,295	$2,989	$16,122	$–	$267,406

    As previously discussed, Oglethorpe is deferring the timing differences between cost recognition under SFAS No. 143 and cost recovery for rate making. For 2005 and 2004, these timing differences resulted in a decrease to the regulatory asset of $17,874,000, and $5,316,000, respectively.

    Consistent with Oglethorpe's ratemaking, unrealized gains and losses from the decommissioning trust fund are recorded as an increase or decrease to the regulatory asset.

j. Nuclear decommissioning trust fund

    The Nuclear Regulatory Commission ("NRC") requires all licensees operating commercial power reactors to establish a plan for providing, with reasonable assurance, funds for decommissioning. Oglethorpe has established external trust funds to comply with the NRC's regulations. The funds set aside for decommissioning are managed and invested in accordance with applicable requirements of Oglethorpe's Board of Directors and the NRC. Funds are invested in a diversified mix of equity and fixed income securities. At December 31, 2005 and 2004, equity securities comprised 46% and 40% of the funds and fixed income securities comprised 54% and 60%, respectively. The NRC's minimum external funding requirements are based on a generic estimate of the cost to decommission the radioactive portions of a nuclear unit based on the size and type of reactor. Oglethorpe has filed plans with the NRC to ensure that – over time – the deposits and earnings of the external trust funds will provide the minimum funding amounts prescribed by the NRC.

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

    Oglethorpe has not recorded any provision for decommissioning during the years 2005, 2004 and 2003 because the balance in the decommissioning trust fund at December 31, 2005 is expected to be sufficient to fund the nuclear decommissioning obligation in future years. In projecting future costs, the escalation rate for labor, materials and equipment was assumed to be 3.11%. Oglethorpe assumes a 7% earnings rate for its decommissioning trust fund assets. Since inception (1990), the nuclear decommissioning trust fund has produced a return in excess of 8%. Oglethorpe's management believes that any increase in cost estimates of decommissioning can be recovered in future rates.

k. Depreciation

    Depreciation is computed on additions when they are placed in service using the composite straight-line method. Annual depreciation rates, as approved by the RUS, in effect in 2005, 2004 and 2003 were as follows:

	Range of Useful Life in years*	2005	2004	2003

Steam production	49-55	1.97%	1.97%	2.02%
Nuclear production	37-52	2.54%	2.58%	2.50%
Hydro production	50	2.00%	2.00%	2.00%
Other production	27-33	3.03%	3.03%	3.03%
Transmission	36	2.75%	2.75%	2.75%
General	3-50	2.00-33.33%	2.00-33.33%	2.00-33.33

* Calculated based on the composite depreciation rates in effect for 2005.

    Depreciation expense for the years 2005, 2004 and 2003 was $152,558,000, $152,653,000, and $140,837,000, respectively.

l. Electric plant

    Electric plant is stated at original cost, which is the cost of the plant when first dedicated to public service, plus the cost of any subsequent additions. Cost includes an allowance for the cost of equity and debt funds used during construction. The cost of equity and debt funds is calculated at the embedded cost of all such funds. For the years ended December 31, 2005, 2004 and 2003, the allowance for funds used during construction ("AFUDC") rates used were 5.96%, 5.85% and 6.46%, respectively.

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

m. Bond, reserve and construction funds

    Bond, reserve and construction funds for pollution control revenue bonds ("PCBs") are maintained as required by Oglethorpe's bond agreements. Both funds serve as payment clearing accounts, reserve funds maintain amounts equal to the maximum annual debt service of each bond issue and construction funds hold bond proceeds for which construction expenditures have not yet been made. As of December 31, 2005 and 2004, all of the funds were invested in either U.S. Government securities or repurchase agreements.

n. Cash and cash equivalents

    Oglethorpe considers all temporary cash investments purchased with a maturity of three months or less to be cash equivalents. Temporary cash investments with maturities of more than three months are classified as other short-term investments.

o. Restricted cash and cash equivalents

    The balances at December 31, 2005 and 2004, $16,156,000 and $11,781,000, respectively, were utilized in January 2006 and 2005 for payment of principal on certain PCBs, respectively.

p. Restricted short-term investments

    Oglethorpe entered into a Cushion of Credit Account with the RUS in July 2004. At December 31, 2005 and 2004, Oglethorpe had on deposit with the RUS $222,328,000 and $81,104,000, respectively, restricted for future RUS/Federal Financing Bank ("FFB") debt service payments. The deposit earns interest at a RUS guaranteed rate of 5% per annum.

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

    At December 31, 2005 and 2004, fossil fuels inventories were $14,436,000 and $24,747,000, respectively. Inventories for spare parts at December 31, 2005 and 2004 were $80,138,000 and $76,180,000, respectively.

r. Deferred charges

    Nuclear refueling outage costs, accounted for as regulatory assets, are deferred and subsequently amortized to expense over the 18-month and 24-month operating cycles of each unit.

    Oglethorpe accounts for debt issuance cost as deferred debt expense. Deferred debt expense is being amortized to expense on a straight-line basis over the life of the respective debt issues.

    Premium and loss on reacquired debt represents premiums paid, together with any unamortized transaction costs, related to reacquired debt. This deferred charge is being amortized in equal monthly amounts over the amortization period for the refunding debt. As of December 31, 2005, the remaining amortization periods for premium and loss on reacquired debt range from approximately 2 to 22 years.

	(dollars in thousands)
	Balance at 12/31/04	Additions	Amortization	Balance at 12/31/05

Nuclear refueling outage costs	$10,880	$23,655	$(17,542)	$16,993
Debt issuance costs	23,026	2,322	(2,055)	23,293
Premium (loss) on reacquired debt	134,575	583	(13,727)	121,431

s. Deferred credits

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

    The following regulatory assets and liabilities were reflected on the accompanying balance sheets as of December 31, 2005 and 2004:

	(dollars in thousands)
	2005	2004

Premium and loss on reacquired debt	$121,431	$134,575
Deferred amortization of capital leases	108,790	110,422
Deferred nuclear refueling outage costs	16,993	10,880
Discontinued projects	1,963	2,453
Asset retirement obligations	1,852	14,664
Other regulatory assets	631	1,274
Accumulated retirement costs for other obligations	(56,913)	(54,272)
Net benefit of Rocky Mountain transactions	(66,892)	(70,078)

Total	$127,855	$149,918

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

    All of the regulatory assets and liabilities included in the table above are being recovered or refunded to Oglethorpe's Members on a current, ongoing basis in Oglethorpe's rates. The remaining recovery period for the regulatory assets ranges from approximately 1 to 22 years, except for the asset retirement obligations regulatory assets which has a recovery period of 13 to 40.5 years. The remaining refund period for the regulatory liabilities are approximately 21 years for the Rocky Mountain transactions and over the lives of the plants for accumulated retirement costs for other obligations.

u. Other income (expense)

    The components of the other income (expense) line item within the Statement of Revenues and Expenses were as follows:

	(dollars in thousands)
	2005	2004	2003

Capital credits from associated companies (Note 2)	$1,908	$1,610	$2,078
Net revenue from Georgia Transmission Corporation ("GTC") & Georgia System Operations Corporation ("GSOC") for shared A&G costs	1,501	1,579	1,732
Miscellaneous other	(361)	(130)	(242)

Total	$3,048	$3,059	$3,568

v. Members' advances

    Members' advances represent amounts received from the Members for prepayment of their monthly power bill. The prepayment program began in 2005. These payments earn a discount on the Member's power bill from Oglethorpe. These prepayments are deposited into the Cushion of Credit (restricted short-term investments) with the RUS by Oglethorpe. It is currently expected that these amounts will be utilized by the second quarter of 2006.

w. Presentation

    Certain prior year amounts have been reclassified to conform with the current year presentation.

x. New accounting pronouncements

    In March 2005, the FASB issued Interpretation No. 47. This Interpretation clarifies the term "conditional asset retirement obligation" as used in SFAS No. 143, "Accounting for Asset Retirement Obligations." Interpretation No. 47 indicates that a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of Oglethorpe. The obligation to perform the asset retirement activity is unconditional even though uncertainty may exist about the timing and/or method of settlement. Thus, the timing and/or method of settlement may be conditional on a future event. Accordingly, Oglethorpe is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. At December 31, 2005, Oglethorpe recorded additional asset retirement obligations of $3.0 million for asbestos removal. The adoption of Interpretation No. 47 did not have any effect on net margin. For further discussion see "Asset Retirement Obligations" in Note 1.

    In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments," an amendment of FASB Statements No. 133 and 140. This statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D41, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS No. 155 is effective for fiscal years beginning after September 15, 2006. Oglethorpe will implement this standard effective January 1, 2007. Oglethorpe does not expect this statement to have an impact on its financial statements.

y. Proposed accounting interpretation

    In July 2005, the FASB issued an Exposure Draft of a proposed Interpretation, "Accounting for Uncertain Tax Positions – an Interpretation of FASB Statement No. 109." The objective of the Proposed Interpretation is to clarify the accounting for uncertain tax positions. Generally, an entity would be required to recognize, in its financial statements, the best estimate of the impact of a tax position only if that position is more likely than not of being sustained on audit based solely on the technical merits of the position. The tax position should be derecognized when it is no longer more likely than not of being sustained. Oglethorpe is monitoring developments of the Proposed Interpretation and is assessing the impact that the Proposed Interpretation may have on its financial statements. Oglethorpe cannot predict what actions the FASB will take or how such actions might ultimately affect Oglethorpe's financial position or results of operations.

2. Fair value of financial instruments:

    A detail of the estimated fair values of Oglethorpe's financial instruments as of December 31, 2005 and 2004 is as follows:

	(dollars in thousands)
	2005		2004
	Cost	Fair Value	Cost	Fair Value

Other short-term investments	$9,470	$9,337	$7,217	$6,663

Long-term investments	$46,528	$46,265	$69,353	$68,507

Bond, reserve and construction funds:
U. S. Government securities	$6,318	$6,127	$7,179	$7,074
Repurchase agreements	1,125	1,125	977	977

Total	$7,443	$7,252	$8,156	$8,051

Decommissioning fund:
U. S. Government securities	$20,335	$20,258	$18,219	$18,244
Corporate bonds	77,727	74,413	16,626	16,429
Equity securities	85,222	95,909	68,174	78,545
Asset-backed securities	5,838	5,819	4,166	4,031
Other bonds	3,133	3,007	1,783	1,825
Cash and money market securities	6,958	6,958	77,107	77,107

Total	$199,213	$206,364	$186,075	$196,181

Long-term debt	$3,048,442	$3,303,105	$3,180,915	$3,444,996

Interest rate swap	$–	$(34,910)	$–	$(45,254)

Financial gas hedges	$–	$1,159	$–	$(136)

    Oglethorpe uses the methods and assumptions described below to estimate the fair value of each class of financial instruments. For cash and cash equivalents and restricted cash and cash equivalents, the carrying amount approximates fair value because of the short-term maturity of those instruments. Restricted short-term investments represent deposits with the RUS, restricted for future RUS/FFB debt service payments and its fair value approximates cost. The fair value of debt and equity securities are based on the quoted market prices for the same issues. The fair value of Oglethorpe's long-term debt is estimated based on quoted market prices for the same or similar issues or on the current rates offered to Oglethorpe for debt of similar maturities. The fair value of the interest rate swap arrangements represents a mark-to-market estimate provided by the swap counterparty based on market levels at the close of business on December 31, 2005.

Derivative instruments

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

    Under the interest rate swap arrangements, Oglethorpe makes payments to the counterparty based on the notional principal at a contractually fixed rate and the counterparty makes payments to Oglethorpe based on the notional principal at the existing variable rate of the refunding bonds. The differential to be paid or received is accrued as interest rates change and is recognized as an adjustment to interest expense. Oglethorpe entered into the swap arrangements for the purpose of securing a fixed rate lower than otherwise would have been available to Oglethorpe had it issued fixed rate bonds. For the Series 1993A notes, the notional principal at December 31, 2005 was $146,856,000 and the fixed swap rate is 5.67% (the variable rate at December 31, 2005 and 2004 was 3.54% and 1.99%, respectively). With respect to the Series 1994A notes, the notional principal at December 31, 2005 was $91,487,000 and the fixed swap rate is 6.01% (the variable rate at December 31, 2005 and 2004 was 3.58% and 2.00%, respectively). The notional principal amount is used to measure the amount of the swap payments and does not represent additional principal due to the counterparty. The swap arrangements extend for the life of the refunding bonds, with reductions in the outstanding principal amounts of the refunding bonds causing corresponding reductions in the notional amounts of the swap payments.

    A portion (16.86%) of the interest rate swap arrangements was assumed by GTC in connection with a corporate restructuring. Oglethorpe has classified its portion of two interest rate swap arrangements, pursuant to SFAS No. 133, as cash flow hedges. Oglethorpe's portion of the estimated fair value of the swap arrangements at December 31, 2005 was an unrealized loss of $34,910,000 representing the estimated payment Oglethorpe would pay if the swap arrangements were terminated.

    Oglethorpe has entered into natural gas financial contracts that are classified, pursuant to SFAS 133, as cash flow hedges. Oglethorpe utilizes natural gas financial contracts in managing its exposure to fluctuations in the market price of natural gas. The fair value of Oglethorpe's financial gas hedges is based on the quoted market value for such natural gas financial contracts. At December 31, 2005, Oglethorpe's estimated fair value of these natural gas contracts was an unrealized gain in other comprehensive margin of $1,159,000.

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

    As of December 31, 2005, $1,159,000 of after-tax deferred gains in OCM are expected to be reclassified to margins during the next 12 months as the hedged interest and fuel payments occur. Due to the volatility of interest rates and natural gas prices, the value in OCM is subject to change prior to its reclassification into margins.

Investments in debt and equity securities

       Oglethorpe may be exposed to losses in the event of nonperformance of the counterparties to its derivative instruments, but does not anticipate such nonperformance.

    Under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," investment securities held by Oglethorpe are classified as either available-for-sale or held-to-maturity. Available-for-sale securities are carried at market value with unrealized gains and losses, net of any tax effect, added to or deducted from patronage capital. Unrealized gains and losses from investment securities held in the decommissioning fund, which are also classified as available-for-sale, are directly added to or deducted from deferred asset retirement obligations costs. Held-to-maturity securities are carried at cost. There were no held-to-maturity securities as of December 31, 2005 and 2004. All realized and unrealized gains and losses are determined using the specific identification method. Approximately 48% of these gross unrealized losses were in effect for less than one year. These losses were primarily due to investments in fixed income securities held in the nuclear decommissioning fund. Oglethorpe has the intent and ability to hold these investments until recovery of fair value and thus does not consider these losses to be other than temporary.

    The following table summarizes the unrealized gains and losses on the available-for-sale investments as of December 31, 2005, 2004 and 2003:

	(dollars in thousands)
	As of December 31,
	2005	2004	2003

Gross unrealized gains	$13,366	$10,642	$16,959
Gross unrealized losses	$(6,802)	$(2,041)	$(1,739)

    For those securities considered to be available-for-sale, the following table summarizes the activities for those securities as of December 31:

	(dollars in thousands)
	Gross Unrealized
2005	Cost	Gains	Losses	Fair Value

Equity	$85,222	$12,835	$(2,148)	$95,909
Debt	170,474	531	(4,654)	166,351
Other	6,958	–	–	6,958

Total	$262,654	$13,366	$(6,802)	$269,218

	Gross Unrealized
2004	Cost	Gains	Losses	Fair Value

Equity	$68,174	$10,446	$(75)	$78,545
Debt	125,520	196	(1,966)	123,750
Other	77,107	–	–	77,107

Total	$270,801	$10,642	$(2,041)	$279,402

    All of the available-for-sale investments are marked to market in the accompanying balance sheets, therefore, the carrying value equals the fair value.

    The contractual maturities of debt securities available-for-sale, which are included in the estimated fair value table above, at December 31, 2005 and 2004 are as follows:

	(dollars in thousands)
	2005		2004
	Cost	Fair Value	Cost	Fair Value

Due within one year	$58,054	$56,933	$87,537	$86,124
Due after one year through five years	37,186	35,591	21,497	21,089
Due after five years through ten years	16,067	15,695	2,526	2,530
Due after ten years	59,167	58,132	13,960	14,007

Total	$170,474	$166,351	$125,520	$123,750

    The following table summarizes the realized gains and losses and proceeds from sales of securities for the years ended December 31, 2005, 2004 and 2003:

	(dollars in thousands)
	For the years ended December 31,
	2005	2004	2003

Gross realized gains	$11,366	$25,429	$15,256
Gross realized losses	$(4,010)	$(8,631)	$(8,680)
Proceeds from sales	$678,862	$905,788	$778,599

Investment in associated companies, at cost

       Investments in associated companies were as follows at December 31, 2005 and 2004:

	(dollars in thousands)
	2005	2004

National Rural Utilities Cooperative Finance Corp. ("CFC")	$13,976	$13,977
CoBank, ACB	4,225	4,027
Georgia Transmission Corporation ("GTC")	10,228	8,842
Georgia System Operations Corporation ("GSOC")	5,504	4,736
Other	4,763	2,377

Total	$38,696	$33,959

    The CFC investments are primarily in the form of capital term certificates and are required in conjunction with Oglethorpe's membership in CFC. Accordingly, there is no market for these investments. The investments in CoBank and GTC represent capital credits. Any distributions of capital credits are subject to the discretion of the Board of Directors of CoBank and GTC. The investments in GSOC represent loan advances. The loan repayment schedule ends in December 2010.

    Included in Other, is Oglethorpe's investment in CT Parts LLC of $3,364,000. Such investment is recorded at cost. CT Parts LLC is an affiliated organization formed by Oglethorpe and Smarr EMC for the purpose of purchasing and maintaining a spare parts inventory and administration of contracted services for combustion turbine generation facilities.

Rocky Mountain transactions

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

    In addition, from the proceeds of the Rocky Mountain lease transactions, RMLC paid $640,611,000 to fund payment undertaking agreements with a third party financial institution whose senior debt obligations are rated "AAA" by S&P and "Aaa" by Moody's. In return, this financial institution undertook to pay all of RMLC's periodic basic rent payments under the leases and to pay the remaining portion of the fixed purchase price ($714,923,000) should Oglethorpe, through RMLC, elect to repurchase the facility at the end of the base lease term. Both RMLC's interest in this payment undertaking agreement and the corresponding lease obligations have been extinguished for financial reporting purposes. In 2006, RMLC will be required to make basic rent payments totaling $63,934,000 to the owner trusts. RMLC remains liable for all payments of basic rent under the leases if the payment undertaker fails to make such payments, although the owner trusts have agreed to use due diligence to pursue the payment undertaker before pursuing payment from RMLC or Oglethorpe. The fair value amount relating to the guarantee of basic rent payments is immaterial principally due to the the high credit rating of the payment undertaker.

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

    Oglethorpe accounts for its income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.

    A detail of the provision for income taxes in 2005, 2004 and 2003 is shown as follows:

	(dollars in thousands)
	2005	2004	2003

Current
Federal	$–	$(3)	$(459)
State	–	–	–

	–	(3)	(459)

Deferred
Federal	–	–	–
State	–	–	–

	–	–	–

Income taxes charged to operations	–	$(3)	$(459)

    The difference between the statutory federal income tax rate on income before income taxes and Oglethorpe's effective income tax rate is summarized as follows:

	2005	2004	2003

Statutory federal income tax rate	35.0%	35.0%	35.0%
Patronage exclusion	(35.0%)	(35.1%)	(34.7%)
Tax credits	0.0%	0.0%	(2.6%)
Other	0.0%	0.1%	(0.3%)

Effective income tax rate	0.0%	0.0%	(2.6%)

    The components of the net deferred tax assets as of December 31, 2005 and 2004 were as follows:

	(dollars in thousands)
	2005	2004

Deferred tax assets
Net operating losses	$249,540	$332,428
Tax credits (alternative minimum tax and other)	1,848	2,037

	251,388	334,465
Less: Valuation allowance	(251,388)	(334,465)

Net deferred tax assets	–	–

Deferred tax liabilities
Depreciation	–	–

	–	–

Net deferred tax liabilities	$–	$–

    As of December 31, 2005, Oglethorpe has federal tax net operating loss carryforwards ("NOLs") and alternative minimum tax credits ("AMT") as follows:

	(dollars in thousands)

Expiration Date	Alternative Minimum Tax Credits	Tax Credits	NOLs

2006	$–	$–	$209,009
2007	–	–	86,779
2008	–	–	94,927
2009	–	–	96,394
2010	–	–	77,970
2018	–	–	61,533
2019	–	–	10,516
2020	–	–	4,362
2021	–	–	–
None	1,848	–	–

	$1,848	$–	$641,490

    The NOL expiration dates start in the year 2006 and end in the year 2021. Due to the tax basis method for allocating patronage and as shown by the above valuation allowance, it is not likely that the deferred tax assets related to tax credits and NOLs will be realized. The change in the valuation allowance from 2004 to 2005 was the result of the reduction in deferred tax assets due to the expiration of tax credits and net operating losses. Pursuant to the Job Creation and Worker Assistance Act of 2002, in 2003 Oglethorpe carried back 2001 AMT loss to offset AMT paid in 1997. In 2004 and 2003, $3,000 and $459,000, respectively, was refunded to Oglethorpe. As a result, Oglethorpe's AMT credit carryforwards have been reduced by the amount that was realized due to the carryback claim. It is not likely that the remaining AMT credit will be realized.

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

    The minimum lease payments under the capital leases together with the present value of the net minimum lease payments as of December 31, 2005 are as follows:

Year Ending December 31,	(dollars in thousands)

	Scherer Unit No. 2	Doyle	Total

2006	$31,817	$12,447	$44,264
2007	31,871	12,447	44,318
2008	31,897	12,447	44,344
2009	31,882	12,447	44,329
2010	31,860	12,447	44,307
2011-2021	218,335	68,083	286,418

Total minimum lease payments	377,662	130,318	507,980
Add: 2005 principal and interest (1)	21,104	–	21,104
Less: Amount representing interest	(163,068)	(33,582)	(196,650)

Present value of net minimum lease payments	235,698	96,736	332,434
Less: Current portion	(20,709)	(6,828)	(27,537)

Long-term balance	$214,989	$89,908	$304,897

(1)
Amount represents principal and interest payments due December 31, 2005 but paid January 3, 2006 because due date was a holiday.

    The interest rate on the Scherer No. 2 lease obligation is 6.97%. For Doyle, the lease payments vary to the extent the interest rate on the lessor's debt varies from 6.00%. At December 31, 2005, the weighted average interest rate on the Doyle lease obligation was 5.86%.

    The Scherer No. 2 lease and the Doyle Agreement meet the definitional criteria to be reported as capital leases. For rate-making purposes, however, Oglethorpe includes the actual lease payments in its cost of service. The difference between lease payments and the aggregate of the amortization on the capital lease asset and the interest on the capital lease obligation is recognized as a regulatory asset on the balance sheet pursuant to SFAS No. 71.

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

    In November 2005, Oglethorpe completed a refunding transaction whereby $15,865,000 of PCBs were issued. The proceeds were used to make PCB principal payments in the same amount that were due on January 1, 2006. In conjunction with this transaction, $1,032,000 was released from debt service reserve funds and applied to the payment of principal and interest due on the bonds being refunded.

    In connection with a 1997 corporate restructuring, 16.86% of the then outstanding secured PCBs were assumed by GTC, including 16.86% of the PCBs that were refinanced in November 2005. However, GTC agreed with Oglethorpe not to participate in this $15,865,000 refinancing to the extent of their assumed obligation in the PCBs. Pursuant to this agreement, Oglethorpe provided a discount to GTC of approximately $803,000 on the $2,675,000 of principal payments due from GTC in connection with such refinancings. This $803,000 loss with the 2006 retirement will be reported, together with the unamortized transaction costs, as a deferred charge on Oglethorpe's balance sheet and will be amortized over three and half years as approved by RUS.

    The annual interest requirement for 2006 is estimated to be $200,306,000.

    Maturities for the long-term debt and amortization of the capital lease obligations through 2010 are as follows:

	(dollars in thousands)
	2006		2007	2008	2009	2010

FFB	$176,230	(1)	$150,117	$157,182	$165,269	$151,059
RUS	545		573	603	634	666
CoBank	241		271	305	344	387
PCBs (2)	13,190		17,604	18,053	13,414	32,215

	190,206		168,565	176,143	179,661	184,327
Capital leases (3)	27,537		21,081	22,873	24,876	27,121

Total	$217,743		$189,646	$199,016	$204,537	$211,448

(1)
Amount includes a $33 million quarterly principal payment due December 31, 2005 but paid January 3, 2006 because due date was a holiday.

(2)
Amounts reflect only Oglethorpe's 83.14% share of the PCB maturities. The 2006 maturities were refinanced in a November 2005 transaction and a plan is in place to refinance the 2007 maturities in the fourth quarter of 2006.

(3)
Amounts reflect the annual amortization of debt portion of capital lease obligations.

    The weighted average interest rate for long-term debt and capital leases was 5.42% at December 31, 2005.

    Oglethorpe has a $50,000,000 committed line of credit with CFC and another $50,000,000 committed line of credit with CoBank. Both of these credit facilities are for general working capital purposes. No balance was outstanding on either of these two lines of credit at either December 31, 2005 or 2004.

    Oglethorpe has a commercial paper program under which it is authorized to issue commercial paper in amounts that do not exceed the amount of its committed backup lines of credit, thereby providing 100% dedicated support for any paper outstanding. Oglethorpe periodically assesses its needs to determine the appropriate amount to maintain in its backup facility, and currently has in place a $300,000,000 committed backup line of credit that expires in September 2007. In addition to providing dedicated support for commercial paper, the facility may also be used for working capital and for general corporate purposes. However, any amounts drawn under the facility for working capital or general purposes will reduce the amount of commercial paper that Oglethorpe is authorized to issue. No balance was outstanding on this line of credit at either December 31, 2005 or 2004.

6. Electric plant and related agreements:

    Oglethorpe and GPC have entered into agreements providing for the purchase and subsequent joint operation of certain of GPC's electrical generating plants. The plant investments disclosed in the table below represent Oglethorpe's undivided interest in each co-owned plant, and each co-owner is responsible for providing its own financing. A summary of Oglethorpe's plant investments and related accumulated depreciation as of December 31, 2005 is as follows:

	(dollars in thousands)
Plant	Investment	Accumulated Depreciation

In-service
Owned property
Vogtle Units No. 1 & No. 2 (Nuclear – 30% ownership)	$2,741,940	$1,232,295
Hatch Units No. 1 & No. 2 (Nuclear – 30% ownership)	583,834	314,837
Wansley Units No. 1 & No. 2 (Fossil – 30% ownership)	225,771	103,649
Scherer Unit No. 1 (Fossil – 60% ownership)	484,456	240,942
Rocky Mountain Units No. 1, No. 2 & No. 3 (Hydro – 74.6% ownership)	556,137	116,827
Wansley (Combustion Turbine – 30% ownership)	3,606	2,257
Talbot (Combustion Turbine – 100% ownership)	278,948	27,503
Chattahoochee (Combined cycle – 100% ownership)	296,719	25,575
Generation step-up substations	103,576	66,495
Other	62,999	32,758
Property under capital leases
Doyle (Combustion Turbine – 100% leasehold)	126,990	41,597
Scherer Unit No. 2 (Fossil – 60% leasehold)	339,796	172,936

Total in-service	$5,804,772	$2,377,671

Construction work in progress
Generation improvements	$26,127
Other	594

Total construction work in progress	$26,721

    Oglethorpe's proportionate share of direct expenses of joint operation of the above plants is included in the corresponding operating expense captions (e.g., fuel, production or depreciation) on the accompanying statements of revenues and expenses.

7. Employee benefit plans:

    Oglethorpe has a money purchase pension plan. Under this plan, Oglethorpe contributes 5%, subject to IRS limitations, of each employee's annual compensation. In addition, older employees who participated in the now-terminated defined benefit pension plan received an additional 1% to 2% of compensation through December 31, 2003. There was no additional compensation provided to those older employees in 2005 and 2004. Oglethorpe's contributions to the plan were approximately $758,000 in 2005, $738,000 in 2004 and $696,000 in 2003.

    Oglethorpe has a contributory 401(k) plan covering substantially all employees. The employee may contribute, subject to IRS limitations, up to 60% of their annual compensation. Oglethorpe, at its discretion, may match the employee's contribution and has done so each year of the plan's existence. Oglethorpe's current policy is to match the employee's contribution as long as there is sufficient margin to do so. The match, which is calculated each pay period, currently can be equal to as much as three-quarters of the first 6% of the employee's compensation, depending upon the amount and timing of the employee's contribution. Oglethorpe's contributions to the plan were approximately $630,000 in 2005, $603,000 in 2004 and $566,000 in 2003.

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

8. Nuclear insurance:

    GPC, on behalf of all the co-owners of Plants Hatch and Vogtle, is a member of Nuclear Electric Insurance, Ltd. ("NEIL"), a mutual insurer established to provide property damage insurance coverage in an amount up to $500,000,000 for members' nuclear generating facilities. In the event that losses exceed accumulated reserve funds, the members are subject to retroactive assessments (in proportion to their premiums). The portion of the current maximum annual assessment for GPC that would be payable by Oglethorpe, based on ownership share, is limited to approximately $8,334,000 for each nuclear incident.

    GPC, on behalf of all the co-owners of Plants Hatch and Vogtle, has coverage under NEIL II, which provides insurance to cover decontamination, debris removal and premature decommissioning as well as excess property damage to nuclear generating facilities for an additional $2,250,000,000 for losses in excess of the $500,000,000 primary coverage described above. Under the NEIL policies, members are subject to retroactive assessments in proportion to their premiums if losses exceed the accumulated funds available to the insurer under the policy. The portion of the current maximum annual assessment for GPC that would be payable by Oglethorpe, based on ownership share, is limited to approximately $9,367,000.

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

    The Price-Anderson Act, as amended in 1988, limits public liability claims that could arise from a single nuclear incident to $10,761,000,000 which amount is to be covered by private insurance and a mandatory program of deferred premiums that could be assessed against all owners of nuclear power reactors. Such private insurance provided by American Nuclear Insurers ("ANI") (in the amount of $300,000,000 for each plant, the maximum amount currently available) is carried by GPC for the benefit of all the co-owners of Plants Hatch and Vogtle. Agreements of indemnity have been entered into by and between each of the co-owners and the NRC. In the event of a nuclear incident involving any commercial nuclear facility in the country involving total public liability in excess of $300,000,000, a licensee of a nuclear power plant could be assessed a deferred premium of up to $100,590,000 per incident for each licensed reactor operated by it, but not more than $15,000,000 per reactor per incident to be paid in a calendar year. On the basis of its sell-back adjusted ownership interest in four nuclear reactors, Oglethorpe could be assessed a maximum of $120,708,000 per incident, but not more than $18,000,000 in any one year.

    All retrospective assessments, whether generated for liability or property, may be subject to applicable state premium taxes.

    Following the terrorist attacks of September 2001, both ANI and NEIL confirmed that terrorist acts against commercial nuclear power plants would, subject to the normal policy limits, be covered under their insurance. Both companies, however, revised their policy terms on a prospective basis to include an industry aggregate for all "non-certified" terrorists acts, i.e., acts that are not certified acts of terrorism pursuant to the Terrorism Risk Insurance Act of 2002 (TRIA), which was renewed in 2005. The aggregate for all NEIL policies, which applies to non-certified property claims stemming from terrorism within a 12-month duration, is $3.24 billion plus any amounts available through reinsurance or indemnity from an outside source. The non-certified ANI nuclear liability cap is a $300 million shared industry aggregate during the normal ANI policy period.

9. Commitments:

a. Power purchase and sale agreements

    Oglethorpe has utilized power marketer arrangements to reduce the cost of power to the Members. Oglethorpe had a power marketer agreement with LEM, for approximately 50% of the load requirements of 37 of the Members that terminated as of December 31, 2004. Oglethorpe also had an additional power marketer agreement with Morgan Stanley, with respect to 50% of the 39 members' then forecasted load requirements and terminated on March 31, 2005. The LEM agreement was based on the actual requirements of the participating Members during the contract term, whereas the Morgan Stanley agreement represented a fixed supply obligation. Generally, these arrangements benefited the Members by limiting the risk of unit non-availability and by providing power needs at a fixed price. Most of Oglethorpe's generating facilities and power purchase arrangements were available for use by LEM and Morgan Stanley. Oglethorpe continued to be responsible for all of the costs of its system resources, but received revenue from LEM and Morgan Stanley for the use of the resources.

    In October 2004, LEM and its affiliates initiated a binding arbitration process to resolve certain issues relating to the LEM agreement. Oglethorpe recorded a $15.0 million reserve at December 31, 2004 for estimated damages payable to LEM. In June 2005, the arbitration panel selected LEM's remedy, which required Oglethorpe to pay LEM approximately $16.0 million. Oglethorpe recorded an additional $1.0 million accrual to purchased power energy costs during the second quarter of 2005 and payment was made to LEM in July 2005. The $16.0 million accrual previously reflected as an unbilled receivable on the balance sheet at December 31, 2004 was billed to the Members in July 2005.

    Oglethorpe has entered into a long-term power purchase agreement. As of December 31, 2005, Oglethorpe's minimum purchase commitment under this agreement, without regard to capacity reductions or adjustments for changes in costs, for the next five years and thereafter are as follows:

Year Ending December 31,	(dollars in thousands)

2006	$32,759
2007	28,066
2008	28,487
2009	28,914
2010	29,348
Thereafter	285,755

    Oglethorpe's power purchases from these agreements amounted to approximately $125,628,000 in 2005, $92,039,000 in 2004 and $79,371,000 in 2003.

b. Operating leases

    In December 1999 and March 2000, Oglethorpe sold existing coal rail cars and subsequently entered into rental agreements with various terms and expiration dates for the existing and for additional new coal rail cars. On September 23, 2003, Oglethorpe closed a $29 million fifteen-year operating lease related to 523 railcars. The railcars are used to transport coal from the Powder River Basin in Wyoming to Plant Scherer in Georgia. As of December 31, 2005, rental commitments for these operating leases over the next five years and thereafter are as follows:

Year Ending December 31,	(dollars in thousands)

2006	$4,806
2007	4,874
2008	4,975
2009	4,926
2010	5,054
Thereafter	43,312

    Rental expenses incurred under these railcars totaled $5,252,000 in 2005, $5,298,000 in 2004 and $3,610,000 in 2003. The rental expenses for the railcars leases are added to the cost of the fossil inventories.

10. Sale of emission allowances

    The Clean Air Act Amendments of 1990 established SO2 allowances to manage the achievement of SO2 emissions requirements. The legislation also established a market-based SO2 allowance trading component.

    An allowance authorizes a utility to emit one ton of SO2 during a given year. The Environmental Protection Agency ("EPA") allocates allowances to utilities based on mandated emissions reductions. At the end of each year, a utility must hold an amount of allowances at least equal to its annual emissions. Allowances are fully marketable commodities. Once allocated, allowances may be bought, sold, traded, or banked for use in future years. Allowances may not be used for compliance prior to the calendar year for which they are allocated. Oglethorpe accounts for these using an inventory model with a zero basis for those allowances allocated to Oglethorpe and recognizes a gain at the time of sale.

    Over the years, Oglethorpe has acquired allowances through EPA allocations. Also, over time, Oglethorpe has sold excess allowances based on compliance needs and allowances available. Oglethorpe currently receives allowances annually to cover its emissions. This allocation will continue through 2009 and will change beginning in 2010 in accordance with the EPA's SO2 allowance program.

    During 2005, Oglethorpe sold SO2 allowances in excess of its needs to various parties and received $83.1 million in proceeds from these sales. Oglethorpe offset $61.9 million of this income by reducing amounts collected from its Members during 2005. The remaining $21.2 million of income was offset by amortizing in 2005 $21.2 million of deferred asset retirement obligations costs. As a result, there was no net change to net margin.

11. Guarantees:

    As of December 31, 2005 and 2004, Oglethorpe's guarantees included those disclosed in Note 5 for PCBs assumed by GTC in connection with a corporate restructuring and in Note 2 for rental payments due under the terms of the Rocky Mountain transactions. See Note 2 for discussion of Rocky Mountain transactions.

    The amount of the fair value of related to the PCBs assumed by GTC is immaterial due to the small amount of assumed principal outstanding and the high credit rating of GTC.

12. Environmental matters:

    Set forth below are environmental matters that could have an effect on Oglethorpe's financial condition or results of operations. At this time, the resolution of these matters is uncertain, and Oglethorpe has made no accruals for such contingencies and cannot reasonably estimate the possible loss or range of loss with respect to these matters.

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

b. Clean Air Act

    In December 2002, the Sierra Club, Physicians for Social Responsibility, Georgia Forest Watch and one individual filed suit in Federal Court in Georgia against GPC alleging violations of the Clean Air Act at Plant Wansley. The complaint alleges violations of opacity limits at both the coal-fired units, in which Oglethorpe is a co-owner, and other violations at several of the combined cycle units in which Oglethorpe has no ownership interest. This civil action requests injunctive and declaratory relief, civil penalties, a supplemental environmental project and attorneys' fees. In December 2004, the U.S. District Court for the Northern District of Georgia issued an Order holding GPC liable for certain violations of opacity limits at the coal-fired units. However, in March 2005, the U.S. Court of Appeals for the Eleventh Circuit allowed an immediate appeal of the Court's Order. In March 2006, the Eleventh Circuit reversed the Order, remanding it back to the District Court for trial on the issues. While Oglethorpe believes that Plant Wansley has complied with applicable laws and regulations, resolution of this matter is uncertain at this time, as is Oglethorpe's responsibility, if any, for a share of any penalties or other costs that might be assessed against GPC.

    In January 2003, the Sierra Club appealed an unsuccessful challenge to an air operating permit for the Chattahoochee combined cycle facility, to the U.S. Court of Appeals for the Eleventh Circuit. Oglethorpe acquired this facility when it merged with Chattahoochee EMC in May 2003. Oglethorpe intervened in the appeal on behalf of the U.S. EPA. In May 2004, the Court ruled in favor of the Sierra Club, invalidating EPA's denial of the petition and remanding the matter to EPA for further consideration. In October 2005, EPA issued an order denying Sierra Club's petition to object to the Chattahoochee facility's air operating permit. In November 2005, EPA issued a subsequent order, correcting the October order and again denying the petition. In January 2006, the Sierra

Club filed an appeal of that order to the U.S. Court of Appeals for the Eleventh Circuit. While Oglethorpe believes that the appeal will not affect facility operations pending further consideration and that a favorable outcome in this matter is likely, an unfavorable ruling could temporarily affect the ability of the facility to continue operations.

13. Ad valorem tax matters:

  Monroe County Appeal

    2003 Appeal. On October 28, 2003, the Monroe County Board of Assessors issued its assessment of Oglethorpe's interest in Plant Scherer for the 2003 tax year. While the state valued this interest at $330,538,885, Monroe County's assessment used a valuation of $898,722,327. On December 11, 2003, Oglethorpe appealed Monroe County's valuation by filing a notice of arbitration with the Monroe County Board of Tax Assessors.

    2004 Appeal. On July 8, 2004, the Monroe County Board of Assessors issued its assessment of Oglethorpe's interest in Plant Scherer for the 2004 tax year. While the state valued this interest for the 2004 tax year at $362,685,639, Monroe County's assessment used a valuation of $817,826,084. On August 20, 2004, Oglethorpe appealed Monroe County's valuation by filing a notice of arbitration with the Monroe County Board of Tax Assessors.

    2005 Appeal. On January 4, 2006, the Monroe County Board of Assessors issued its assessment of Oglethorpe's interest in Plant Scherer for the 2005 tax year. While the state valued this interest at $344,902,128, Monroe County's assessment used a valuation of $981,199,888. On February 10, 2006, Oglethorpe appealed Monroe County's valuation by filing a notice of arbitration with the Monroe County Board of Tax Assessors.

    The arbitration for the three appeals will be heard by a panel of arbitrators, with the right of appeal first to Monroe County Superior Court and then to the Georgia appellate courts. None of the appeals has been sent to the arbitrators.

    Oglethorpe accrues for ad valorem taxes on a monthly basis, which are generally paid in the fourth quarter of the year. For 2005, 2004 and 2003, Oglethorpe increased its accrual by $6,849,000, $4,096,000 and $4,884,000, respectively, for ad valorem taxes relating to Plant Scherer, however, Oglethorpe plans to vigorously oppose these increased assessments through the appeals process described above.

14. Quarterly financial data (unaudited):

    Summarized quarterly financial information for 2005 and 2004 is as follows:

	(dollars in thousands)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2005
Operating revenues	$297,284	$279,119	$322,735	$270,385
Operating margin	55,396	45,969	50,976	40,735
Net margin	11,226	961	5,500	(34)
2004
Operating revenues	$304,844	$328,416	$367,489	$312,023
Operating margin	56,044	50,501	53,922	37,595
Net margin	12,718	2,676	4,394	(2,551)

    The negative net margins for the fourth quarters of 2005 and 2004 is the result of reductions to revenue requirements of $5,991,000 and $13,710,000, respectively, approved by Oglethorpe's Board of Directors.

REPORT OF MANAGEMENT

       The management of Oglethorpe Power Corporation has prepared this report and is responsible for the financial statements and related information. These statements were prepared in accordance with generally accepted accounting principles and necessarily include amounts that are based on best estimates and judgments of management. Financial information throughout this annual report is consistent with the financial statements.

       Oglethorpe maintains a system of internal control to provide reasonable assurance that assets are safeguarded and that the books and records reflect only authorized transactions. Limitations exist in any system of internal control based upon the recognition that the cost of the system should not exceed its benefits. Oglethorpe believes that its system of internal accounting control, together with the internal auditing function, maintains appropriate cost/benefit relations.

       Oglethorpe's system of internal control is evaluated on an ongoing basis by a qualified internal audit staff. The Corporation's independent registered public accounting firm also considers certain elements of the internal control system in order to determine their auditing procedures for the purpose of expressing an opinion on the financial statements.

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

Thomas A. Smith
President and Chief Executive Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of Oglethorpe Power Corporation:

       In our opinion, the accompanying balance sheets, statements of capitalization and the related statements of revenues and expenses, patronage capital and membership fees and accumulated other comprehensive margin and cash flows present fairly, in all material respects, the financial position of Oglethorpe Power Corporation (an Electric Membership Cooperative) at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Atlanta, Georgia
March 10, 2006

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

ITEM 9A. CONTROLS AND PROCEDURES

       Within 90 days prior to the filing date of this report, Oglethorpe carried out an evaluation, under the supervision and with the participation of its management, including its President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Oglethorpe's disclosure controls and procedures are effective.

    No significant changes occurred in Oglethorpe's internal controls or in other factors that could significantly affect its internal controls during the quarter ended December 31, 2005.

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

    Oglethorpe is managed and operated under the direction of a President and Chief Executive Officer, who is appointed by the Board of Directors. The Senior Officers and Directors of Oglethorpe are as follows:

Name	Age	Position

Thomas A. Smith	51	President and Chief Executive Officer
Michael W. Price	45	Chief Operating Officer
Elizabeth B. Higgins	37	Chief Financial Officer
Jami G. Reusch	43	Vice President, Human Resources
Benny W. Denham	75	Chairman of the Board, Member Director, Southwest Region
J. Sam L. Rabun	74	Vice Chairman of the Board, Member Director, Central Region
Larry N. Chadwick	65	Member Director, Northwest Region
Marshall S. Millwood	56	Member Director, Northeast Region
M. Anthony Ham	54	Member Director, Southeast Region
H.B. Wiley, Jr.	61	Member Director, Statewide
Jeffrey W. Murphy	42	Manager Director, Northeast Region
Gary A. Miller	45	Manager Director, Northwest Region
C. Hill Bentley	58	Manager Director, Central Region
Gary W. Wyatt	53	Manager Director, Southwest Region
Robert E. Rentfrow	51	Member Director, Southeast Region
Wm. Ronald Duffey	64	Outside Director
John S. Ranson	76	Outside Director

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

    H.B. Wiley, Jr. is the Member Director elected statewide. He became a member of the Board of Directors in March 2003 and his term will expire in March 2006. Mr. Wiley previously served as a member of the Board of Directors from July 1994 until March 1997. He is also a member of the Audit Committee. Mr. Wiley has been an associate broker in real estate since 1994. Prior to that he owned and operated a dairy farm in Oconee County, Georgia from 1973 to 1994. During that time he served on the board of Atlanta Dairies Cooperative and Georgia Milk Producers Board. He has been a director of Walton EMC since June 1993, and served as its Chairman of the Board from June 2000 to June 2003. Mr. Wiley has Bachelor of Science degree from the University of Georgia. Mr. Wiley served in the U.S. Army Engineers from 1968 to 1971, and is a Vietnam veteran.

    Jeffrey W. Murphy is the Manager Director from the Northeast Region. He became a member of the Board of Directors of Oglethorpe in March 2004, and his term will expire in March 2006. Mr. Murphy has been the President and CEO of Hart EMC since May 2002. He is also the Secretary of the Georgia Energy Cooperative.

    Gary A. Miller is the Manager Director from the Northwest Region. He is also a member of the Compensation Committee. Mr. Miller became a member of the Board of Directors of Oglethorpe in March 2004, and his term will expire in March 2006. Mr. Miller has been the President and CEO of GreyStone Power Corporation since January 1999. Mr. Miller is the Treasurer of the Development Authority of Douglas County. He is the past-President of the Georgia Rural Electric Managers Association. He is also a past Chairman of the Douglas County Chamber of Commerce. C. Hill Bentley is the Manager Director from the Central Region. He became a member of the Board of Directors of Oglethorpe in March 2004, and his term will expire in March 2007. He is the CEO of Tri-County EMC. He is a member of the Boards of Directors of the Georgia Cooperative Council and the Central Georgia Technical College Foundation, and a member of the Bibb County Chamber of Commerce and Georgia Chamber of Commerce. He is the Vice President of the Georgia Rural Electric Managers Association and on the Business Advisory Council for Georgia College and State University.

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

    Robert E. Rentfrow is the Manager Director from the Southeast Region. Mr. Rentfrow became a Member of the Board of Directors of Oglethorpe in June 2002. Mr. Rentfrow is a member of the Audit Committee. Mr. Rentfrow's term on the Board of Directors of Oglethorpe will expire in March 2008. Mr. Rentfrow has been the President and Chief Executive Officer of Satilla Rural EMC since 1996 and has been associated with EMCs in Georgia for the past 21 years. Mr. Rentfrow serves as Director on the Governor's Workforce Investment Board and is a member of the Southeast Georgia Financial Board. Mr. Rentfrow also serves as Chairman of the Bacon County Industrial Building Authority and is a member of the Waycross College Board of Trustees. Mr. Rentfrow is a graduate of Southern Technical Institute and Georgia Southern College.

    Wm. Ronald Duffey is an Outside Director. He has served on the Board of Directors of Oglethorpe since March 1997. He is the Chairman of the Audit Committee. His term will expire in March 2006. Mr. Duffey is the Chairman of the Board of Directors of Peachtree National Bank in Peachtree City, Georgia, a wholly owned subsidiary of Synovus Financial Corp. Prior to his employment in 1985 with Peachtree National Bank, Mr. Duffey served as Executive Vice President and Member of the Board of Directors for First National Bank in Newnan, Georgia. He holds a Bachelor of Business Administration from Georgia State College with a concentration in finance and has completed banking courses at the School of Banking of the South, Louisiana State University, the American Bankers Association School of Bank Investments, and The Stonier Graduate School of Banking, Rutgers University. Mr. Duffey is a Director of Fayette

Community Hospital and The Georgia Economic Development Corp. Mr. Duffey is also a member of the Board of Directors of the Georgia Chamber of Commerce and of the Audit Committee of Piedmont Healthcare.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

    The following table sets forth, for Oglethorpe's President and Chief Executive Officer and for the four other executive officers, all compensation paid or accrued for services rendered in all capacities during the years ended December 31, 2005, 2004 and 2003.

Annual Compensation
Name and Principal Position	Year	Salary	Bonus	All Other Compensation (1)

Thomas A. Smith President and Chief Executive Officer	2005 2004 2003	$395,833 360,833 325,000	$130,860 120,540 91,910	$21,192 120,638 169,810
Michael W. Price Chief Operating Officer	2005 2004 2003	215,608 206,995 206,669	75,724 71,859 56,198	20,635 19,912 19,438
Elizabeth B. Higgins Chief Financial Officer	2005 2004 2003	208,667 190,557 164,683	73,282 69,569 42,067	20,007 44,661 73,404
W. Clayton Robbins Senior Vice President, Chief Administrative Officer	2005 2004 2003	188,083 182,470 182,640	57,709 55,298 43,878	21,809 20,936 21,921
Jami G. Reusch Vice President, Human Resources (2)	2005 2004	124,583 105,458	38,626 34,655	14,104 11,163

(1)
Figures for 2005 consist of contributions made by Oglethorpe under the 401(k) Retirement Savings Plan on behalf of Mr. Smith, Mr. Price, Mr. Robbins, Ms. Higgins and Ms. Reusch of $9,450, $9,450, $9,534, $9,111 and $5,606, respectively; contributions under Oglethorpe's Money Purchase Pension Plan on behalf of Mr. Smith, Mr. Price, Mr. Robbins, Ms. Higgins and Ms. Reusch of $10,500, $10,500, $10594, $10,500 and $7,962, respectively; and insurance premiums paid on term life insurance on behalf of Mr. Smith, Mr. Price, Mr. Robbins, Ms. Higgins and Ms. Reusch of $1,242, $685, $1,681, $396 and $536, respectively.

(2)
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

Employment Contracts

    Oglethorpe entered into an Employment Agreement with Thomas A. Smith, Oglethorpe's President and Chief Executive Officer, effective March 15, 2002. The initial term of the agreement extended through December 31, 2004, and automatically renews for successive one-year periods unless either party gives notice of termination 24 months prior to the expiration of the agreement or any extension of the agreement. The agreement has automatically renewed until December 31, 2007. Mr. Smith's minimum base salary is $325,000 per year, and is annually adjusted by the Board of Directors of Oglethorpe. In addition, Mr. Smith has opportunities for variable pay for accomplishing goals set by Oglethorpe's Board of Directors each year.

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

    Oglethorpe has also entered into Employment Agreements with Michael W. Price, Elizabeth B. Higgins and Jami G. Reusch, Oglethorpe's Chief Operating Officer, Chief Financial Officer and Vice President, Human Resources, respectively. Each agreement automatically renews for successive one-year periods ending each December 31 unless either party gives notice of termination 13 months prior to the expiration of any extension of the Agreement. Minimum annual base salaries are $172,000 for Mr. Price, $165,000 for Ms. Higgins and $115,000 for Ms. Reusch. Salaries are annually adjusted by the Board of Directors of Oglethorpe. Each executive has opportunities for variable pay for accomplishing goals set by Oglethorpe's Board of Directors each year.

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

    Gary A. Miller is a Director of Oglethorpe and the President and Chief Executive Officer of GreyStone Power Corporation. GreyStone Power Corporation is a Member of Oglethorpe and has a Wholesale Power Contract with Oglethorpe. GreyStone Power Corporation's payments to Oglethorpe under the Wholesale Power Contract accounted for approximately 7% of Oglethorpe's total revenues and 45% of GreyStone Power Corporation's total revenues in 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

       Not applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Robert E. Rentfrow is a Director of Oglethorpe and the President and Chief Executive Officer of Satilla Rural EMC. Satilla Rural EMC is a Member of Oglethorpe and has a Wholesale Power Contract with Oglethorpe. Satilla Rural EMC's payments to Oglethorpe under the Wholesale Power Contract accounted for approximately 2% of Oglethorpe's total revenues and 33% of Satilla Rural EMC's total revenues in 2005.

    Jeffrey W. Murphy is a Director of Oglethorpe and the President and Chief Executive Officer of Hart EMC. Hart EMC is a Member of Oglethorpe and has a Wholesale Power Contract with Oglethorpe. Hart EMC's payments to Oglethorpe under the Wholesale Power Contract accounted for approximately 2% of Oglethorpe's total revenues and 43% of Hart EMC's total revenues in 2005.

    Gary A. Miller is a Director of Oglethorpe and the President and Chief Executive Officer of GreyStone Power Corporation. GreyStone Power Corporation is a Member of Oglethorpe and has a Wholesale Power Contract with Oglethorpe. GreyStone Power Corporation's payments to Oglethorpe under the Wholesale Power Contract accounted for approximately 7% of Oglethorpe's total revenues and 45% of GreyStone Power Corporation's total revenues in 2005.

    C. Hill Bentley is a Director of Oglethorpe and the Chief Executive Officer of Tri-County EMC. Tri-County EMC is a Member of Oglethorpe and has a Wholesale Power Contract with Oglethorpe. Tri-County EMC's payments to Oglethorpe under the Wholesale Power Contract accounted for approximately 1% of Oglethorpe's total revenues and 45% of Tri-County EMC's total revenues in 2005.

    Gary W. Wyatt is a Director of Oglethorpe and the President and Chief Executive Officer of Pataula EMC. Pataula EMC is a Member of Oglethorpe and has a Wholesale Power Contract with Oglethorpe. Pataula EMC's payments to Oglethorpe under the Wholesale Power Contract accounted for approximately less than 1% of Oglethorpe's total revenues and 37% of Pataula EMC's total revenues in 2005.

    Herbert J. Short began serving as Oglethorpe's General Counsel in August 2005. Mr. Short is a partner with Sutherland Asbill & Brennan LLP. Sutherland Asbill & Brennan LLP provides legal services to Oglethorpe on a regular basis.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

       For 2005 and 2004, fees for services provided by Oglethorpe's principal accountants, PricewaterhouseCoopers LLP were as follows:

	(dollars in thousands)
	2005	2004

Audit Fees (1)	$232	$209
Tax Fees (2)	42	24
Audit-Related Fees (3)	52	–
All Other Fees	–	–

Total	$326	$233

(1)
Audit of annual financial statements and review of financial statements included in SEC filings.

(2)
Professional tax services including tax consultation and tax return preparation.

(3)
Audited related services rendered in connection with financing and consultations regarding the implementation of Sarbanes-Oxley compliance.

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

Pre-Approval Policy

    The services performed by PricewaterhouseCoopers LLP, in 2005 were pre-approved in accordance with the pre-approval policy and procedures adopted by the Audit Committee. The policy requires that requests for all services must be submitted to the Audit Committee for specific pre-approval and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings.

(This page intentionally left blank)

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  List of Documents Filed as a Part of This Report.

		Page
(1)	Financial Statements (Included under "Financial Statements and Supplementary Data")
	Statements of Revenues and Expenses, For the Years Ended December 31, 2005, 2004 and 2003	49
	Balance Sheets, As of December 31, 2005 and 2004	50
	Statements of Capitalization, As of December 31, 2005 and 2004	52
	Statements of Cash Flows, For the Years Ended December 31, 2005, 2004 and 2003	53
	Statements of Patronage Capital and Membership Fees And Accumulated Other Comprehensive Margin For the Years Ended December 31, 2005, 2004 and 2003	54
	Notes to Financial Statements	55
	Report of Management	73
	Report of Independent Registered Public Accounting Firm	73
(2)	Financial Statement Schedules
	None applicable.
(3)	Exhibits

    Exhibits marked with an asterisk (*) are hereby incorporated by reference to exhibits previously filed by the Registrant as indicated in parentheses following the description of the exhibit.

Number		Description

*2.1	–	Second Amended and Restated Restructuring Agreement, dated February 24, 1997, by and among Oglethorpe, Georgia Transmission Corporation (An Electric Membership Corporation) and Georgia System Operations Corporation. (Filed as Exhibit 2.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*2.2	–	Member Agreement, dated August 1, 1996, by and among Oglethorpe, Georgia Transmission Corporation (An Electric Membership Corporation), Georgia System Operations Corporation and the Members of Oglethorpe. (Filed as Exhibit 2.2 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*3.1(a)	–	Restated Articles of Incorporation of Oglethorpe, dated as of July 26, 1988. (Filed as Exhibit 3.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1988, File No. 33-7591.)
*3.1(b)	–	Amendment to Articles of Incorporation of Oglethorpe, dated as of March 11, 1997. (Filed as Exhibit 3(i)(b) to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*3.2	–	Bylaws of Oglethorpe, as amended and restated, as of March 21, 2005. (Filed as Exhibit 3.2 to the Registrant's Form 10-K for the fiscal year ended December 31, 2004, File No. 33-7591.)
*4.1	–	Form of Serial Facility Bond Due June 30, 2011 (included in Collateral Trust Indenture filed as Exhibit 4.2.)
*4.2	–	Collateral Trust Indenture, dated as of December 1, 1997, between OPC Scherer 1997 Funding Corporation A, Oglethorpe and SunTrust Bank, Atlanta, as Trustee. (Filed as Exhibit 4.2 to the Registrant's Form S-4 Registration Statement, File No. 333-42759.)
*4.3	–	Nonrecourse Promissory Lessor Note No. 2, with a Schedule identifying three other substantially identical Nonrecourse Promissory Lessor Notes and any material differences. (Filed as Exhibit 4.3 to the Registrant's Form S-4 Registration Statement, File No. 333-42759.)

*4.4	–	Amended and Restated Indenture of Trust, Deed to Secure Debt and Security Agreement No. 2, dated December 1, 1997, between Wilmington Trust Company and NationsBank, N.A. collectively as Owner Trustee, under Trust Agreement No. 2, dated December 30, 1985, with DFO Partnership, as assignee of Ford Motor Credit Company, and The Bank of New York Trust Company of Florida, N.A. as Indenture Trustee, with a Schedule identifying three other substantially identical Amended and Restated Indentures of Trust, Deeds to Secure Debt and Security Agreements and any material differences. (Filed as Exhibit 4.4 to the Registrant's Form S-4 Registration Statement, File No. 333-42759.)
*4.5(a)	–	Lease Agreement No. 2 dated December 30, 1985, between Wilmington Trust Company and William J. Wade, as Owner Trustees under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, Lessor, and Oglethorpe, Lessee, with a Schedule identifying three other substantially identical Lease Agreements. (Filed as Exhibit 4.5(b) to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*4.5(b)	–	First Supplement to Lease Agreement No. 2 (included as Exhibit B to the Supplemental Participation Agreement No. 2 listed as 10.1.1(b)).
*4.5(c)	–	First Supplement to Lease Agreement No. 1, dated as of June 30, 1987, between The Citizens and Southern National Bank as Owner Trustee under Trust Agreement No. 1 with IBM Credit Financing Corporation, as Lessor, and Oglethorpe, as Lessee. (Filed as Exhibit 4.5(c) to the Registrant's Form 10-K for the fiscal year ended December 31, 1987, File No. 33-7591.)
*4.5(d)	–	Second Supplement to Lease Agreement No. 2, dated as of December 17, 1997, between NationsBank, N.A., acting through its agent, The Bank of New York, as an Owner Trustee under the Trust Agreement No. 2, dated December 30, 1985, among DFO Partnership, as assignee of Ford Motor Credit Company, as the Owner Participant, and the Original Trustee, as Lessor, and Oglethorpe, as Lessee, with a Schedule identifying three other substantially identical Second Supplements to Lease Agreements and any material differences. (Filed as Exhibit 4.5(d) to the Registrant's Form S-4 Registration Statement, File No. 333-42759.)
*4.6	–	Amended and Restated Loan Contract, dated as of May 21, 2003, between Oglethorpe and the United States of America, together with two notes executed and delivered pursuant thereto. (Filed as Exhibit 4.6 to the Registrant's Form 10-K for the fiscal year ended December 31, 2003, File No. 33-7591.)
*4.7.1(a)	–	Indenture, dated as of March 1, 1997, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee. (Filed as Exhibit 4.8.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*4.7.1(b)	–	First Supplemental Indenture, dated as of October 1, 1997, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1997B (Burke) Note. (Filed as Exhibit 4.8.1(b) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1997, File No. 33-7591.)
*4.7.1(c)	–	Second Supplemental Indenture, dated as of January 1, 1998, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 1997C (Burke) Note. (Filed as Exhibit 4.7.1(c) to the Registrant's Form 10-K for the fiscal year ended December 31, 1997, File No. 33-7591.)
*4.7.1(d)	–	Third Supplemental Indenture, dated as of January 1, 1998, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 1997A (Monroe) Note. (Filed as Exhibit 4.7.1(d) to the Registrant's Form 10-K for the fiscal year December 31, 1997, File No. 33-7591.)
*4.7.1(e)	–	Fourth Supplemental Indenture, dated as of March 1, 1998, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1998A (Burke) and 1998B (Burke) Notes. (Filed as Exhibit 4.7.1(e) to the Registrant's Form 10-K for the fiscal year ended December 31, 1998, File No. 33-7591.)
*4.7.1(f)	–	Fifth Supplemental Indenture, dated as of April 1, 1998, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1998 CFC Note. (Filed as Exhibit 4.7.1(f) to the Registrant's Form 10-K for the fiscal year ended December 31, 1998, File No. 33-7591.)

*4.7.1(g)	–	Sixth Supplemental Indenture, dated as of January 1, 1999, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1998C (Burke) Note. (Filed as Exhibit 4.7.1(g) to the Registrant's Form 10-K for the fiscal year ended December 31, 1998, File No. 33-7591.)
*4.7.1(h)	–	Seventh Supplemental Indenture, dated as of January 1, 1999, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1998A (Monroe) Note. (Filed as Exhibit 4.7.1(h) to the Registrant's Form 10-K for the fiscal year ended December 31, 1998, File No. 33-7591.)
*4.7.1(i)	–	Eighth Supplemental Indenture, dated as of November 1, 1999, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1999B (Burke) Note. (Filed as Exhibit 4.7.1(i) to the Registrant's Form 10-K for the fiscal year ended December 31, 1999, File No. 33-7591.)
*4.7.1(j)	–	Ninth Supplemental Indenture, dated as of November 1, 1999, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1999B (Monroe) Note. (Filed as Exhibit 4.7.1(j) to the Registrant's Form 10-K for the fiscal year ended December 31, 1999, File No. 33-7591.)
*4.7.1(k)	–	Tenth Supplemental Indenture, dated as of December 1, 1999, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1999 Lease Notes. (Filed as Exhibit 4.7.1(k) to the Registrant's Form 10-K for the fiscal year ended December 31, 1999, File No. 33-7591.)
*4.7.1(l)	–	Eleventh Supplemental Indenture, dated as of January 1, 2000, made by Oglethorpe to SunTrust Bank as trustee, relating to the Series 1999A (Burke) Note. (Filed as Exhibit 4.7.1(l) to the Registrant's Form 10-K for the fiscal year ended December 31, 1999, File No. 33-7591.)
*4.7.1(m)	–	Twelfth Supplemental Indenture, dated as of January 1, 2000, made by Oglethorpe to SunTrust Bank as trustee, relating to the Series 1999A (Monroe) Note. (Filed as Exhibit 4.7.1(m) to the Registrant's Form 10-K for the fiscal year ended December 31, 1999, File No. 33-7591.)
*4.7.1(n)	–	Thirteenth Supplemental Indenture, dated as of January 1, 2001, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2000 (Burke) Note. (Filed as Exhibit 4.7.1(n) to the Registrant's Form 10-K for the fiscal year ended December 31, 2000, File No. 33-7591.)
*4.7.1(o)	–	Fourteenth Supplemental Indenture, dated as of January 1, 2001, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2000 (Monroe) Note. (Filed as 4.7.1(o) to the Registrant's Form 10-K for the fiscal year ended December 31, 2000, File No. 33-7591.)
*4.7.1(p)	–	Fifteenth Supplemental Indenture, dated as of January 1, 2002, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2001 (Burke) Note. (Filed as Exhibit 4.7.1(p) to the Registrant's Form 10-K for the fiscal year ended December 31, 2001, File No. 33-7591.)
*4.7.1(q)	–	Sixteenth Supplemental Indenture, dated as of January 1, 2002, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2001 (Monroe) Note. (Filed as Exhibit 4.7.1(q) to the Registrant's Form 10-K for the fiscal year ended December 31, 2001, File No. 33-7591.)
*4.7.1(r)	–	Seventeenth Supplemental Indenture, dated as of October 1, 2002, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2002A (Burke) Note. (Filed as Exhibit 4.7.1(r) to the Registrant's Form 10-K for the fiscal year ended December 31, 2002, File No. 33-7591.)
*4.7.1(s)	–	Eighteenth Supplemental Indenture, dated as of October 1, 2002, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2002B (Burke) Note. (Filed as Exhibit 4.7.1(s) to the Registrant's Form 10-K for the fiscal year ended December 31, 2002, File No. 33-7591.)

*4.7.1(t)	–	Nineteenth Supplemental Indenture, dated as of January 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2002C (Burke) Note. (Filed as Exhibit 4.7.1(t) to the Registrant's Form 10-K for the fiscal year ended December 31, 2002, File No. 33-7591.)
*4.7.1(u)	–	Twentieth Supplemental Indenture, dated as of January 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2002 (Monroe) Note. (Filed as Exhibit 4.7.1(u) to the Registrant's Form 10-K for the fiscal year ended December 31, 2002, File No. 33-7591.)
*4.7.1(v)	–	Twenty-First Supplemental Indenture, dated as of January 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2002 (Appling) Note. (Filed as Exhibit 4.7.1(v) to the Registrant's Form 10-K for the fiscal year ended December 31, 2002, File No. 33-7591.)
*4.7.1(w)	–	Twenty-Second Supplemental Indenture, dated as of March 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2003 (FFB M-8) Note and Series 2003 (RUS M-8) Reimbursement Note. (Filed as Exhibit 4.7.1(w) to the Registrant's Form 10-Q for the quarterly period ended September 30, 2003, File No. 33-7591.)
*4.7.1(x)	–	Twenty-Third Supplemental Indenture, dated as of March 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2003 (FFB N-8) Note and Series 2003 (RUS N-8) Reimbursement Note. (Filed as Exhibit 4.7.1(x) to the Registrant's Form 10-Q for the quarterly period ended September 30, 2003, File No. 33-7591.)
*4.7.1(y)	–	Twenty-Fourth Supplemental Indenture, dated as of December 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2003A (Appling) Note. (Filed as Exhibit 4.7.1(y) to the Registrant's Form 10-K for the fiscal year ended December 31, 2003, File No. 33-7591.)
*4.7.1(z)	–	Twenty-Fifth Supplemental Indenture, dated as of December 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2003A (Burke) Note. (Filed as Exhibit 4.7.1(z) to the Registrant's Form 10-K for the fiscal year ended December 31, 2003, File No. 33-7591.)
*4.7.1(aa)	–	Twenty-Sixth Supplemental Indenture, dated as of December 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2003B (Burke) Note. (Filed as Exhibit 4.7.1(aa) to the Registrant's Form 10-K for the fiscal year ended December 31, 2003, File No. 33-7591.)
*4.7.1(bb)	–	Twenty-Seventh Supplemental Indenture, dated as of December 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2003A (Heard) Note. (Filed as Exhibit 4.7.1(bb) to the Registrant's Form 10-K for the fiscal year ended December 31, 2003, File No. 33-7591.)
*4.7.1(cc)	–	Twenty-Eighth Supplemental Indenture, dated as of December 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2003A (Monroe) Note. (Filed as Exhibit 4.7.1(cc) to the Registrant's Form 10-K for the fiscal year ended December 31, 2003, File No. 33-7591.)
*4.7.1(dd)	–	Twenty-Ninth Supplemental Indenture, dated as of December 1, 2004, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2004 (Burke) Note. (Filed as Exhibit 4.7(dd) to the Registrant's Form 10-K for the fiscal year ended December 31, 2004, File No. 33-7591.)
*4.7.1(ee)	–	Thirtieth Supplemental Indenture, dated as of December 1, 2004, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2004 (Monroe) Note. (Filed as Exhibit 4.7(ee) to the Registrant's Form 10-K for the fiscal year ended December 31, 2004, File No. 33-7591.)
4.7.1(ff)	–	Thirty-First Supplemental Indenture, dated as of November 1, 2005, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2005 (Burke) Note.

4.7.1(gg)	–	Thirty-Second Supplemental Indenture, dated as of November 1, 2005, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2005 (Monroe) Note.
*4.7.2	–	Security Agreement, dated as of March 1, 1997, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee. (Filed as Exhibit 4.8.2 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
4.8.1(1)	–	Loan Agreement, dated as of October 1, 1992, between Development Authority of Monroe County and Oglethorpe relating to Development Authority of Monroe County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Scherer Project), Series 1992A.
4.8.2(1)	–	Note, dated October 1, 1992, from Oglethorpe to Trust Company Bank, as trustee acting pursuant to a Trust Indenture, dated as of October 1, 1992, between Development Authority of Monroe County and Trust Company Bank relating to Development Authority of Monroe County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Scherer Project), Series 1992A.
4.8.3(1)	–	Trust Indenture, dated as of October 1, 1992, between Development Authority of Monroe County and Trust Company Bank, Trustee, relating to Development Authority of Monroe County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Scherer Project), Series 1992A.
4.9.1(1)	–	Loan Agreement, dated as of December 1, 1992, between Development Authority of Burke County and Oglethorpe relating to Development Authority of Burke County Adjustable Tender Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 1993A, and one other substantially identical (Swap Bonds) loan agreement.
4.9.2(1)	–	Note, dated December 1, 1992, from Oglethorpe to Trust Company Bank, as trustee acting pursuant to a Trust Indenture, dated as of December 1, 1992, between Development Authority of Burke County and Trust Company Bank, relating to Development Authority of Burke County Adjustable Tender Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 1993A, and one other substantially identical note.
4.9.3(1)	–	Trust Indenture, dated as of December 1, 1992, from Development Authority of Burke County to Trust Company Bank, as trustee, relating to Development Authority of Burke County Adjustable Tender Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 1993A, and one other substantially identical trust indenture.
4.9.4(1)	–	Interest Rate Swap Agreement, dated as of December 1, 1992, by and between Oglethorpe and AIG Financial Products Corp. relating to Development Authority of Burke County Adjustable Tender Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 1993A, and one other substantially identical agreement.
4.9.5(1)	–	Liquidity Guaranty Agreement, dated as of December 1, 1992, by and between Oglethorpe and AIG Financial Products Corp. relating to Development Authority of Burke County Adjustable Tender Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 1993A, and one other substantially identical agreement.
4.9.6(1)	–	Standby Bond Purchase Agreement, dated as of December 1, 1998, between Oglethorpe and Bayerische Landesbank Girozentrale, and amended by the First Amendment to Standby Bond Purchase Agreement, dated as of November 1, 2002, relating to Development Authority of Burke County Adjustable Tender Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 1993A, and one other substantially identical agreement.
4.10.1(1)	–	Loan Agreement, dated as of October 1, 2002, between Development Authority of Burke County and Oglethorpe relating to Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 2002A, and eight other substantially identical (Auction Rate Bonds) loan agreements.

4.10.2(1)	–	Note, dated October 23, 2002, from Oglethorpe to SunTrust Bank, as trustee pursuant to a Trust Indenture, dated as of October 1, 2002, between Development Authority of Burke County and SunTrust Bank relating to Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 2002A, and eight other substantially identical notes.
4.10.3(1)	–	Trust Indenture, dated as of October 1, 2002, between Development Authority of Burke County and SunTrust Bank, as trustee, relating to Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 2002A, and eight other substantially identical indentures.
4.11.1(1)	–	Lease Agreement, dated as of August 1, 2003, between Development Authority of Heard County and Oglethorpe relating to Development Authority of Heard County Taxable Industrial Development Revenue Bonds (Oglethorpe Power Corporation Project), Series 2003, and four other substantially identical (Industrial Development Revenue Bonds) lease agreements.
4.11.2(1)	–	Guaranty Agreement, dated as of August 1, 2003, between Oglethorpe and SunTrust Bank, as trustee pursuant to an Indenture of Trust, dated as of August 1, 2003, between Development Authority of Heard County and SunTrust Bank relating to Development Authority of Heard County Taxable Industrial Development Revenue Bonds (Oglethorpe Power Corporation Project), Series 2003, and four other substantially identical guaranties.
4.11.3(1)	–	Indenture of Trust, dated as of August 1, 2003, between Development Authority of Heard County and SunTrust Bank, as trustee, relating to Development Authority of Heard County Taxable Industrial Development Revenue Bonds (Oglethorpe Power Corporation Project), Series 2003, and four other substantially identical indentures.
4.12.1(1)	–	Loan Agreement, dated as of March 1, 1998, between Development Authority of Burke County and Oglethorpe relating to Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 1998A, and twelve other substantially identical (Adustable Rate Bonds) loan agreements.
4.12.2(1)	–	Note, dated March 17, 1998, from Oglethorpe to SunTrust Bank, Atlanta, as trustee pursuant to a Trust Indenture, dated as of March 1, 1998, between Development Authority of Burke County and SunTrust Bank, Atlanta relating to Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 1998A, and twelve other substantially identical notes.
4.12.3(1)	–	Trust Indenture, dated as of March 1, 1998, between Development Authority of Burke County and SunTrust Bank, Atlanta, as trustee, relating to Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 1998A, and twelve other substantially identical indentures.
4.12.4(1)	–	Standby Bond Purchase Agreement, dated March 17, 1998, between Oglethorpe and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland", acting through its New York Branch, as amended on May 16, 2000 and July 22, 2002, relating to Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 1998A, and twelve other substantially identical standby liquidity agreements.
*4.13.1	–	Indemnity Agreement, dated as of March 1, 1997, by and between Oglethorpe and Georgia Transmission Corporation (An Electric Membership Corporation). (Filed as Exhibit 4.13.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*4.13.2	–	Indemnification Agreement, dated as of March 11, 1997, by Oglethorpe and Georgia Transmission Corporation (An Electric Membership Corporation) for the benefit of the United States of America. (Filed as Exhibit 4.13.2 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
4.14.1(1)	–	Master Loan Agreement, dated as of March 1, 1997, between Oglethorpe and CoBank, ACB, MLA No. 0459.

4.14.2(1)	–	Consolidating Supplement, dated as of March 1, 1997, between Oglethorpe and CoBank, ACB, relating to Loan No. ML0459T1.
4.14.3(1)	–	Promissory Note, dated March 1, 1997, in the original principal amount of $7,102,740.26, from Oglethorpe to CoBank, ACB, relating to Loan No. ML0459T1.
4.14.4(1)	–	Consolidating Supplement, dated as of March 1, 1997, between Oglethorpe and CoBank, ACB, relating to Loan No. ML0459T2.
4.14.5(1)	–	Promissory Note, dated March 1, 1997, in the original principal amount of $1,856,475.12, made by Oglethorpe to CoBank, ACB, relating to Loan No. ML0459T2.
*4.15	–	Exchange and Registration Rights Agreement, dated December 17, 1997, by and among Oglethorpe, OPC Scherer 1997 Funding Corporation A, and Goldman, Sachs & Co. as representative of the purchasers identified therein. (Filed as Exhibit 4.15 to the Registrant's Form S-4 Registration Statement, File No. 333-42759.)
*10.1.1(a)	–	Participation Agreement No. 2 among Oglethorpe as Lessee, Wilmington Trust Company as Owner Trustee, The First National Bank of Atlanta as Indenture Trustee, Columbia Bank for Cooperatives as Loan Participant and Ford Motor Credit Company as Owner Participant, dated December 30, 1985, together with a Schedule identifying three other substantially identical Participation Agreements. (Filed as Exhibit 10.1.1(b) to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.1.1(b)	–	Supplemental Participation Agreement No. 2. (Filed as Exhibit 10.1.1(a) to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.1.1(c)	–	Supplemental Participation Agreement No. 1, dated as of June 30, 1987, among Oglethorpe as Lessee, IBM Credit Financing Corporation as Owner Participant, Wilmington Trust Company and The Citizens and Southern National Bank as Owner Trustee, The First National Bank of Atlanta, as Indenture Trustee, and Columbia Bank for Cooperatives, as Loan Participant. (Filed as Exhibit 10.1.1(c) to the Registrant's Form 10-K for the fiscal year ended December 31, 1987, File No. 33-7591.)
*10.1.1(d)	–	Second Supplemental Participation Agreement No. 2, dated as of December 17, 1997, among Oglethorpe as Lessee, DFO Partnership, as assignee of Ford Motor Credit Company, as Owner Participant, Wilmington Trust Company and NationsBank, N.A. as Owner Trustee, The Bank of New York Trust Company of Florida, N.A. as Indenture Trustee, CoBank, ACB as Loan Participant, OPC Scherer Funding Corporation, as Original Funding Corporation, OPC Scherer 1997 Funding Corporation A, as Funding Corporation, and SunTrust Bank, Atlanta, as Original Collateral Trust Trustee and Collateral Trust Trustee, with a Schedule identifying three substantially identical Second Supplemental Participation Agreements and any material differences. (Filed as Exhibit 10.1.1(d) to Registrant's Form S-4 Registration Statement, File No. 333-4275.)
*10.1.2	–	General Warranty Deed and Bill of Sale No. 2 between Oglethorpe, Grantor, and Wilmington Trust Company and William J. Wade, as Owner Trustees under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, Grantee, together with a Schedule identifying three substantially identical General Warranty Deeds and Bills of Sale. (Filed as Exhibit 10.1.2 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.1.3(a)	–	Supporting Assets Lease No. 2, dated December 30, 1985, between Oglethorpe, Lessor, and Wilmington Trust Company and William J. Wade, as Owner Trustees, under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, Lessee, together with a Schedule identifying three substantially identical Supporting Assets Leases. (Filed as Exhibit 10.1.3 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.1.3(b)	–	First Amendment to Supporting Assets Lease No. 2, dated as of November 19, 1987, together with a Schedule identifying three substantially identical First Amendments to Supporting Assets Leases. (Filed as Exhibit 10.1.3(a) to the Registrant's Form 10-K for the fiscal year ended December 31, 1987, File No. 33-7591.)

*10.1.3(c)	–	Second Amendment to Supporting Assets Lease No. 2, dated as of October 3, 1989, together with a Schedule identifying three substantially identical Second Amendments to Supporting Assets Leases. (Filed as Exhibit 10.1.3(c) to the Registrant's Form 10-Q for the quarterly period ended March 31, 1998, File No. 33-7591.)
*10.1.4(a)	–	Supporting Assets Sublease No. 2, dated December 30, 1985, between Wilmington Trust Company and William J. Wade, as Owner Trustees under Trust Agreement No. 2 dated December 30, 1985, with Ford Motor Credit Company, Sublessor, and Oglethorpe, Sublessee, together with a Schedule identifying three substantially identical Supporting Assets Subleases. (Filed as Exhibit 10.1.4 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.1.4(b)	–	First Amendment to Supporting Assets Sublease No. 2, dated as of November 19, 1987, together with a Schedule identifying three substantially identical First Amendments to Supporting Assets Subleases. (Filed as Exhibit 10.1.4(a) to the Registrant's Form 10-K for the fiscal year ended December 31, 1987, File No. 33-7591.)
*10.1.4(c)	–	Second Amendment to Supporting Assets Sublease No. 2, dated as of October 3, 1989, together with a Schedule identifying three substantially identical Second Amendments to Supporting Assets Subleases. (Filed as Exhibit 10.1.4(c) to the Registrant's Form 10-Q for the quarterly period ended March 31, 1998, File No. 33-7591.)
*10.1.5(a)	–	Tax Indemnification Agreement No. 2, dated December 30, 1985, between Ford Motor Credit Company, Owner Participant, and Oglethorpe, Lessee, together with a Schedule identifying three substantially identical Tax Indemnification Agreements. (Filed as Exhibit 10.1.5 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.1.5(b)	–	Amendment No. 1 to the Tax Indemnification Agreement No. 2, dated December 17, 1997, between DFO Partnership, as assignee of Ford Motor Credit Company, as Owner Participant, and Oglethorpe, as Lessee, with a Schedule identifying three substantially identical Amendments No. 1 to the Tax Indemnification Agreements and any material differences. (Filed as Exhibit 10.1.5(b) to the Registrant's Form S-4 Registration Statement, File No. 333-42759.)
*10.1.6	–	Assignment of Interest in Ownership Agreement and Operating Agreement No. 2, dated December 30, 1985, between Oglethorpe, Assignor, and Wilmington Trust Company and William J. Wade, as Owner Trustees under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, Assignee, together with Schedule identifying three substantially identical Assignments of Interest in Ownership Agreement and Operating Agreement. (Filed as Exhibit 10.1.6 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.1.7(a)	–	Consent, Amendment and Assumption No. 2 dated December 30, 1985, among Georgia Power Company and Oglethorpe and Municipal Electric Authority of Georgia and City of Dalton, Georgia and Gulf Power Company and Wilmington Trust Company and William J. Wade, as Owner Trustees under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, together with a Schedule identifying three substantially identical Consents, Amendments and Assumptions. (Filed as Exhibit 10.1.9 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.1.7(b)	–	Amendment to Consent, Amendment and Assumption No. 2, dated as of August 16, 1993, among Oglethorpe, Georgia Power Company, Municipal Electric Authority of Georgia, City of Dalton, Georgia, Gulf Power Company, Jacksonville Electric Authority, Florida Power & Light Company and Wilmington Trust Company and NationsBank of Georgia, N.A., as Owner Trustees under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, together with a Schedule identifying three substantially identical Amendments to Consents, Amendments and Assumptions. (Filed as Exhibit 10.1.9(a) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1993, File No. 33-7591.)

*10.2.1	–	Section 168 Agreement and Election dated as of April 7, 1982, between Continental Telephone Corporation and Oglethorpe. (Filed as Exhibit 10.2 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.2.2	–	Section 168 Agreement and Election dated as of April 9, 1982, between Rollins, Inc. and Oglethorpe. (Filed as Exhibit 10.4 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.3.1(a)	–	Plant Robert W. Scherer Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of May 15, 1980. (Filed as Exhibit 10.6.1 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.3.1(b)	–	Amendment to Plant Robert W. Scherer Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of December 30, 1985. (Filed as Exhibit 10.1.8 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.3.1(c)	–	Amendment Number Two to the Plant Robert W. Scherer Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of July 1, 1986. (Filed as Exhibit 10.6.1(a) to the Registrant's Form 10-K for the fiscal year ended December 31, 1987, File No. 33-7591.)
*10.3.1(d)	–	Amendment Number Three to the Plant Robert W. Scherer Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of August 1, 1988. (Filed as Exhibit 10.6.1(b) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1993, File No. 33-7591.)
*10.3.1(e)	–	Amendment Number Four to the Plant Robert W. Scherer Units Number One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of December 31, 1990. (Filed as Exhibit 10.6.1(c) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1993, File No. 33-7591.)
*10.3.2(a)	–	Plant Robert W. Scherer Units Numbers One and Two Operating Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of May 15, 1980. (Filed as Exhibit 10.6.2 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.3.2(b)	–	Amendment to Plant Robert W. Scherer Units Numbers One and Two Operating Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of December 30, 1985. (Filed as Exhibit 10.1.7 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.3.2(c)	–	Amendment Number Two to the Plant Robert W. Scherer Units Numbers One and Two Operating Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of December 31, 1990. (Filed as Exhibit 10.6.2(a) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1993, File No. 33-7591.)
*10.3.3	–	Plant Scherer Managing Board Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia, City of Dalton, Georgia, Gulf Power Company, Florida Power & Light Company and Jacksonville Electric Authority, dated as of December 31, 1990. (Filed as Exhibit 10.6.3 to the Registrant's Form 10-Q for the quarterly period ended September 30, 1993, File No. 33-7591.)

*10.4.1(a)	–	Alvin W. Vogtle Nuclear Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of August 27, 1976. (Filed as Exhibit 10.7.1 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.4.1(b)	–	Amendment Number One, dated January 18, 1977, to the Alvin W. Vogtle Nuclear Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia. (Filed as Exhibit 10.7.3 to the Registrant's Form 10-K for the fiscal year ended December 31, 1986, File No. 33-7591.)
*10.4.1(c)	–	Amendment Number Two, dated February 24, 1977, to the Alvin W. Vogtle Nuclear Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia. (Filed as Exhibit 10.7.4 to the Registrant's Form 10-K for the fiscal year ended December 31, 1986, File No. 33-7591.)
*10.4.2	–	Alvin W. Vogtle Nuclear Units Numbers One and Two Operating Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of August 27, 1976. (Filed as Exhibit 10.7.2 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.5.1	–	Plant Hal Wansley Purchase and Ownership Participation Agreement between Georgia Power Company and Oglethorpe, dated as of March 26, 1976. (Filed as Exhibit 10.8.1 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.5.2(a)	–	Plant Hal Wansley Operating Agreement between Georgia Power Company and Oglethorpe, dated as of March 26, 1976. (Filed as Exhibit 10.8.2 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.5.2(b)	–	Amendment, dated as of January 15, 1995, to the Plant Hal Wansley Operating Agreements by and among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia. (Filed as Exhibit 10.5.2(a) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1996, File No. 33-7591.)
*10.5.3	–	Plant Hal Wansley Combustion Turbine Agreement between Georgia Power Company and Oglethorpe, dated as of August 2, 1982 and Amendment No. 1, dated October 20, 1982. (Filed as Exhibit 10.18 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.6.1	–	Edwin I. Hatch Nuclear Plant Purchase and Ownership Participation Agreement between Georgia Power Company and Oglethorpe, dated as of January 6, 1975. (Filed as Exhibit 10.9.1 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.6.2	–	Edwin I. Hatch Nuclear Plant Operating Agreement between Georgia Power Company and Oglethorpe, dated as of January 6, 1975. (Filed as Exhibit 10.9.2 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.7.1	–	Rocky Mountain Pumped Storage Hydroelectric Project Ownership Participation Agreement, dated as of November 18, 1988, by and between Oglethorpe and Georgia Power Company. (Filed as Exhibit 10.22.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1988, File No. 33-7591.)
*10.7.2	–	Rocky Mountain Pumped Storage Hydroelectric Project Operating Agreement, dated as of November 18, 1988, by and between Oglethorpe and Georgia Power Company. (Filed as Exhibit 10.22.2 to the Registrant's Form 10-K for the fiscal year ended December 31, 1988, File No. 33-7591.)
*10.8.1	–	Amended and Restated Wholesale Power Contract, dated as of January 1, 2003, between Oglethorpe and Altamaha Electric Membership Corporation, together with a schedule identifying 38 other substantially identical Amended and Restated Wholesale Power Contracts. (Filed as Exhibit 10.31.1 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2003, File No. 33-7591.)

*10.8.2	–	First Amendment to Amended and Restated Wholesale Power Contract, dated as of June 1, 2005, between Oglethorpe and Altamaha Electric Membership Corporation, together with a schedule identifying 37 other substantially identical First Amendments. (Filed as Exhibit 10.8.2 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2004, File No. 33-7591.)
*10.8.3	–	Amended and Restated Supplemental Agreement, dated as of January 1, 2003, by and among Oglethorpe, Altamaha Electric Membership Corporation and the United States of America, together with a schedule identifying 38 other substantially identical Amended and Restated Supplemental Agreements. (Filed as Exhibit 10.31.2 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2003, File No. 33-7591.)
*10.8.4	–	Supplemental Agreement to the Amended and Restated Wholesale Power Contract, dated as of January 1, 1997, by and among Georgia Power Company, Oglethorpe and Altamaha Electric Membership Corporation, together with a Schedule identifying 38 other substantially identical Supplemental Agreements. (Filed as Exhibit 10.8.3 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.8.5	–	Supplemental Agreement to the Amended and Restated Wholesale Power Contract, dated as of March 1, 1997, by and between Oglethorpe and Altamaha Electric Membership Corporation, together with a Schedule identifying 36 other substantially identical Supplemental Agreements, and an additional Supplemental Agreement that is not substantially identical. (Filed as Exhibit 10.8.4 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.8.6	–	Supplemental Agreement to the Amended and Restated Wholesale Power Contract, dated as of March 1, 1997, by and between Oglethorpe and Coweta-Fayette Electric Membership Corporation, together with a Schedule identifying 1 other substantially identical Supplemental Agreement. (Filed as Exhibit 10.8.5 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.8.7	–	Supplemental Agreement to the Amended and Restated Wholesale Power Contract, dated as of May 1, 1997 by and between Oglethorpe and Altamaha Electric Membership Corporation, together with a Schedule identifying 38 other substantially identical Supplemental Agreements. (Filed as Exhibit 10.8.6 to the Registrant's Form 10-Q for the quarterly period ended June 30, 1997, File No. 33-7591.)
*10.9(a)	–	Joint Committee Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and the City of Dalton, Georgia, dated as of August 27, 1976. (Filed as Exhibit 10.14(b) to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.9(b)	–	First Amendment to Joint Committee Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and the City of Dalton, Georgia, dated as of June 19, 1978. (Filed as Exhibit 10.14(a) to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.10	–	Letter of Commitment (Firm Power Sale) Under Service Schedule J — Negotiated Interchange Service between Alabama Electric Cooperative, Inc. and Oglethorpe, dated March 31, 1994. (Filed as Exhibit 10.11(b) to the Registrant's Form 10-Q for the quarter ended June 30, 1994, File No. 33-7591.)
*10.11.1	–	Assignment of Power System Agreement and Settlement Agreement, dated January 8, 1975, by Georgia Electric Membership Corporation to Oglethorpe. (Filed as Exhibit 10.20.1 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.11.2	–	Power System Agreement, dated April 24, 1974, by and between Georgia Electric Membership Corporation and Georgia Power Company. (Filed as Exhibit 10.20.2 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)

*10.11.3	–	Settlement Agreement, dated April 24, 1974, by and between Georgia Power Company, Georgia Municipal Association, Inc., City of Dalton, Georgia Electric Membership Corporation and Crisp County Power Commission. (Filed as Exhibit 10.20.3 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.12	–	ITSA, Power Sale and Coordination Umbrella Agreement between Oglethorpe and Georgia Power Company, dated as of November 12, 1990. (Filed as Exhibit 10.28 to the Registrant's Form 8-K, filed January 4, 1991, File No. 33-7591.)
*10.13	–	Amended and Restated Nuclear Managing Board Agreement among Georgia Power Company, Oglethorpe Power Corporation, Municipal Electric Authority of Georgia and City of Dalton, Georgia dated as of July 1, 1993. (Filed as Exhibit 10.36 to the Registrant's 10-Q for the quarterly period ended September 30, 1993, File No. 33-7591.)
*10.14	–	Supplemental Agreement by and among Oglethorpe, Tri-County Electric Membership Corporation and Georgia Power Company, dated as of November 12, 1990, together with a Schedule identifying 38 other substantially identical Supplemental Agreements. (Filed as Exhibit 10.30 to the Registrant's Form 8-K, filed January 4, 1991, File No. 33-7591.)
*10.15	–	Power Purchase Agreement between Oglethorpe and Hartwell Energy Limited Partnership, dated as of June 12, 1992. (Filed as Exhibit 10.35 to the Registrant's Form 10-K for the fiscal year ended December 31, 1992, File No. 33-7591).
*10.16.1	–	Participation Agreement (P1), dated as of December 30, 1996, among Oglethorpe, Rocky Mountain Leasing Corporation, Fleet National Bank, as Owner Trustee, SunTrust Bank, Atlanta, as Co-Trustee, the Owner Participant named therein and Utrecht-America Finance Co., as Lender, together with a Schedule identifying five other substantially identical Participation Agreements. (Filed as Exhibit 10.32.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.16.2	–	Rocky Mountain Head Lease Agreement (P1), dated as of December 30, 1996, between Oglethorpe and SunTrust Bank, Atlanta, as Co-Trustee, together with a Schedule identifying five other substantially identical Rocky Mountain Head Lease Agreements. (Filed as Exhibit 10.32.2 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.16.3	–	Ground Lease Agreement (P1), dated as of December 30, 1996, between Oglethorpe and SunTrust Bank, Atlanta, as Co-Trustee, together with a Schedule identifying five other substantially identical Ground Lease Agreements. (Filed as Exhibit 10.32.3 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.16.4	–	Rocky Mountain Agreements Assignment and Assumption Agreement (P1), dated as of December 30, 1996, between Oglethorpe and SunTrust Bank, Atlanta, as Co-Trustee, together with a Schedule identifying five other substantially identical Rocky Mountain Agreements Assignment and Assumption Agreements. (Filed as Exhibit 10.32.4 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.16.5	–	Facility Lease Agreement (P1), dated as of December 30, 1996, between SunTrust Bank, Atlanta, as Co-Trustee and Rocky Mountain Leasing Corporation, together with a Schedule identifying five other substantially identical Facility Lease Agreements. (Filed as Exhibit 10.32.5 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.16.6	–	Ground Sublease Agreement (P1), dated as of December 30, 1996, between SunTrust Bank, Atlanta, as Co-Trustee and Rocky Mountain Leasing Corporation, together with a Schedule identifying five other substantially identical Ground Sublease Agreements. (Filed as Exhibit 10.32.6 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

*10.16.7	–	Rocky Mountain Agreements Re-assignment and Assumption Agreement (P1), dated as of December 30, 1996, between SunTrust Bank, Atlanta, as Co-Trustee and Rocky Mountain Leasing Corporation, together with a Schedule identifying five other substantially identical Rocky Mountain Agreements Re-assignment and Assumption Agreements. (Filed as Exhibit 10.32.7 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.16.8	–	Facility Sublease Agreement (P1), dated as of December 30, 1996, between Oglethorpe and Rocky Mountain Leasing Corporation, together with a Schedule identifying five other substantially identical Facility Sublease Agreements. (Filed as Exhibit 10.32.8 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.16.9	–	Ground Sub-sublease Agreement (P1), dated as of December 30, 1996, between Rocky Mountain Leasing Corporation and Oglethorpe, together with a Schedule identifying five other substantially identical Ground Sub-sublease Agreements. (Filed as Exhibit 10.32.9 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.16.10	–	Rocky Mountain Agreements Second Re-assignment and Assumption Agreement (P1), dated as of December 30, 1996, between Rocky Mountain Leasing Corporation and Oglethorpe, together with a Schedule identifying five other substantially identical Rocky Mountain Agreements Second Re-assignment and Assumption Agreements. (Filed as Exhibit 10.32.10 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.16.11	–	Payment Undertaking Agreement (P1), dated as of December 30, 1996, between Rocky Mountain Leasing Corporation and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., New York Branch, as the Bank, together with a Schedule identifying five other substantially identical Payment Undertaking Agreements. (Filed as Exhibit 10.32.11 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.16.12	–	Payment Undertaking Pledge Agreement (P1), dated as of December 30, 1996, between Rocky Mountain Leasing Corporation, Fleet National Bank, as Owner Trustee, and SunTrust Bank, Atlanta, as Co-Trustee, together with a Schedule identifying five other substantially identical Payment Undertaking Pledge Agreements. (Filed as Exhibit 10.32.12 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.16.13	–	Equity Funding Agreement (P1), dated as of December 30, 1996, between Rocky Mountain Leasing Corporation, AIG Match Funding Corp., the Owner Participant named therein, Fleet National Bank, as Owner Trustee, and SunTrust Bank, Atlanta, as Co-Trustee, together with a Schedule identifying five other substantially identical Equity Funding Agreements. (Filed as Exhibit 10.32.13 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.16.14	–	Equity Funding Pledge Agreement (P1), dated as of December 30, 1996, between Rocky Mountain Leasing Corporation and SunTrust Bank, Atlanta, as Co-Trustee, together with a Schedule identifying five other substantially identical Equity Funding Pledge Agreements. (Filed as Exhibit 10.32.14 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.16.15	–	Deed to Secure Debt, Assignment of Surety Bond and Security Agreement (P1), dated as of December 30, 1996, between Rocky Mountain Leasing Corporation, SunTrust Bank, Atlanta, as Co-Trustee, together with a Schedule identifying five other substantially identical Collateral Assignment, Assignment of Surety Bond and Security Agreements. (Filed as Exhibit 10.32.15 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

*10.16.16	–	Subordinated Deed to Secure Debt and Security Agreement (P1), dated as of December 30, 1996, among Oglethorpe, AMBAC Indemnity Corporation and SunTrust Bank, Atlanta, as Co-Trustee, together with a Schedule identifying five other substantially identical Subordinated Deed to Secure Debt and Security Agreements. (Filed as Exhibit 10.32.16 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.16.17	–	Tax Indemnification Agreement (P1), dated as of December 30, 1996, between Oglethorpe and the Owner Participant named therein, together with a Schedule identifying five other substantially identical Tax Indemnification Agreements. (Filed as Exhibit 10.32.17 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.16.18	–	Consent No. 1, dated as of December 30, 1996, among Georgia Power Company, Oglethorpe, SunTrust Bank, Atlanta, as Co-Trustee, and Fleet National Bank, as Owner Trustee, together with a Schedule identifying five other substantially identical Consents. (Filed as Exhibit 10.32.18 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.16.19(a)	–	OPC Intercreditor and Security Agreement No. 1, dated as of December 30, 1996, among the United States of America, acting through the Administrator of the Rural Utilities Service, SunTrust Bank, Atlanta, Oglethorpe, Rocky Mountain Leasing Corporation, SunTrust Bank, Atlanta, as Co-Trustee, Fleet National Bank, as Owner Trustee, Utrecht-America Finance Co., as Lender and AMBAC Indemnity Corporation, together with a Schedule identifying five other substantially identical Intercreditor and Security Agreements. (Filed as Exhibit 10.32.19 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.16.19(b)	–	Supplement to OPC Intercreditor and Security Agreement No. 1, dated as of March 1, 1997, among the United States of America, acting through the Administrator of the Rural Utilities Service, SunTrust Bank, Atlanta, Oglethorpe, Rocky Mountain Leasing Corporation, SunTrust Bank, Atlanta, as Co-Trustee, Fleet National Bank, as Owner Trustee, Utrecht-America Finance Co., as Lender and AMBAC Indemnity Corporation, together with a Schedule identifying five other substantially identical Supplements to OPC Intercreditor and Security Agreements. (Filed as Exhibit 10.32.19(b) to the Registrant's Form S-4 Registration Statement, File No. 333-42759.)
*10.17.1	–	Member Transmission Service Agreement, dated as of March 1, 1997, by and between Oglethorpe and Georgia Transmission Corporation (An Electric Membership Corporation). (Filed as Exhibit 10.33.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.17.2	–	Generation Services Agreement, dated as of March 1, 1997, by and between Oglethorpe and Georgia System Operations Corporation. (Filed as Exhibit 10.33.2 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.17.3	–	Operation Services Agreement, dated as of March 1, 1997, by and between Oglethorpe and Georgia System Operations Corporation. (Filed as Exhibit 10.33.3 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.18	–	Long Term Transaction Service Agreement Under Southern Companies' Federal Energy Regulatory Commission Electric Tariff Volume No. 4 Market-Based Rate Tariff, between Georgia Power Company and Oglethorpe, dated as of February 26, 1999. (Filed as Exhibit 10.27 to the Registrant's Form 10-Q for the quarterly period ended March 31, 1999, File No. 33-7591.)
*10.19(3)	–	Employment Agreement, dated as of March 15, 2002, between Oglethorpe and Thomas A. Smith. (Filed as Exhibit 10.25 to the Registrant's Form 10-K for the fiscal year ended December 31, 2001, File No. 33-7591.)
*10.20(3)	–	Employment Agreement, dated July 25, 2000, between Oglethorpe and Michael W. Price. (Filed as Exhibit 10.26 to the Registrant's Form 10-K for the fiscal year ended December 31, 2001, File No. 33-7591.)

*10.21(3)	–	Employment Agreement, dated August 7, 2000, between Oglethorpe and Elizabeth Higgins. (Filed as Exhibit 10.29 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2000, File No. 33-7591.)
*10.22	–	Employment Agreement, dated as of November 12, 2004, between Oglethorpe and Jami G. Reusch. (Filed as Exhibit 10.22 to the Registrant's Form 10-K for the fiscal year ended December 31, 2004, File No. 33-7591.)
*10.23	–	Oglethorpe Power Corporation Executive Supplemental Retirement Plan, dated March 15, 2002. (Filed as Exhibit 10.29 to the Registrant's Form 10-Q for the quarterly period ended March 31, 2002, File No. 33-7591.)
*10.24	–	Participation Agreement for the Oglethorpe Power Corporation Executive Supplemental Retirement Plan, dated as of March 15, 2002, between Oglethorpe and Thomas A. Smith. (Filed as Exhibit 10.30 to the Registrant's Form 10-Q for the quarterly period ended March 31, 2002, File No. 33-7591.)
*10.25	–	Withdrawal Agreement, dated as of October 1, 2004, among Flint Electric Membership Corporation, Cobb Electric Membership Corporation and Oglethorpe. (Filed as Exhibit 10.31 to the Registrant's Form 8-K, filed October 7, 2004, File No. 33-7591.)
*14.1	–	Code of Ethics, dated November 11, 2003. (Filed as Exhibit 14.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 2003, File No. 33-7591.)
21.1	–	Rocky Mountain Leasing Corporation, a Delaware corporation.
31.1	–	Rule 13a-14(a)/15d-14(a) Certification, by Thomas A. Smith (Principal Executive Officer).
31.2	–	Rule 13a-14(a)/15d-14(a) Certification, by Elizabeth B. Higgins (Principal Financial Officer).
32.1	–	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Thomas A. Smith (Principal Executive Officer).
32.2	–	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Elizabeth B. Higgins (Principal Financial Officer).
99.1	–	Member Financial and Statistical Information (filed as Exhibit 99.1 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2004, File No. 33-7591.)

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2006.

OGLETHORPE POWER CORPORATION (AN ELECTRIC MEMBERSHIP CORPORATION)
By:	/s/ THOMAS A. SMITH THOMAS A. SMITH President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS A. SMITH THOMAS A. SMITH	President and Chief Executive Officer (Principal Executive Officer)	March 30, 2006
/s/ ELIZABETH B. HIGGINS ELIZABETH B. HIGGINS	Chief Financial Officer (Principal Financial Officer)	March 30, 2006
/s/ MARK CHESLA MARK CHESLA	Vice President, Controller (Chief Accounting Officer)	March 30, 2006
/s/ C. HILL BENTLEY C. HILL BENTLEY	Director	March 30, 2006
/s/ LARRY N. CHADWICK LARRY N. CHADWICK	Director	March 30, 2006
/s/ BENNY W. DENHAM BENNY W. DENHAM	Director	March 30, 2006
/s/ WM. RONALD DUFFEY WM. RONALD DUFFEY	Director	March 30, 2006
/s/ M. ANTHONY HAM M. ANTHONY HAM	Director	March 30, 2006

/s/ GARY A. MILLER GARY A. MILLER	Director	March 30, 2006
/s/ MARSHALL MILLWOOD MARSHALL MILLWOOD	Director	March 30, 2006
/s/ JEFFREY W. MURPHY JEFFREY W. MURPHY	Director	March 30, 2006
/s/ J. SAM L. RABUN J. SAM L. RABUN	Director	March 30, 2006
/s/ JOHN S. RANSON JOHN S. RANSON	Director	March 30, 2006
/s/ ROBERT E. RENTFROW ROBERT E. RENTFROW	Director	March 30, 2006
/s/ H. B. WILEY, JR. H. B. WILEY, JR.	Director	March 30, 2006
/s/ GARY W. WYATT GARY W. WYATT	Director	March 30, 2006

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

QuickLinks

OGLETHORPE POWER CORPORATION 2005 FORM 10-K ANNUAL REPORT Table of Contents
SELECTED DEFINITIONS
PART I
OGLETHORPE POWER CORPORATION
OGLETHORPE'S POWER SUPPLY RESOURCES
THE MEMBERS AND THEIR POWER SUPPLY RESOURCES
ENVIRONMENTAL AND OTHER REGULATION
PART II
Index To Financial Statements
STATEMENTS OF REVENUES AND EXPENSES For the years ended December 31, 2005, 2004 and 2003
BALANCE SHEETS December 31, 2005 and 2004
BALANCE SHEETS
STATEMENTS OF CAPITALIZATION December 31, 2005 and 2004
STATEMENTS OF CASH FLOWS For the years ended December 31, 2005, 2004 and 2003
STATEMENTS OF PATRONAGE CAPITAL AND MEMBERSHIP FEES AND ACCUMULATED OTHER COMPREHENSIVE MARGIN For the years ended December 31, 2005, 2004 and 2003
NOTES TO FINANCIAL STATEMENTS For the years ended December 31, 2005, 2004 and 2003
PART III
PART IV
SIGNATURES