Form 10-Q
period 2006-03-31
OGLETHORPE POWER CORP
filed 2006-05-12
CIK 788816

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one): Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The registrant is a membership corporation and has no authorized or outstanding equity securities.

OGLETHORPE POWER CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2006

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

Oglethorpe Power Corporation
Condensed Balance Sheets
March 31, 2006 and December 31, 2005

	(dollars in thousands)
	2006	2005
	(Unaudited)
Assets
Electric plant:
In service	$5,787,075	$5,804,772
Less: Accumulated provision for depreciation	(2,394,012)	(2,377,671)

	3,393,063	3,427,101
Nuclear fuel, at amortized cost	97,598	94,159
Construction work in progress	36,683	26,721

	3,527,344	3,547,981

Investments and funds:
Decommissioning fund, at market	215,710	206,364
Deposit on Rocky Mountain transactions, at cost	90,185	88,689
Bond, reserve and construction funds, at market	6,280	7,252
Investment in associated companies, at cost	38,724	38,696
Long-term investments, at market	72,718	46,265
Other, at cost	1,044	1,044

	424,661	388,310

Current assets:
Cash and cash equivalents, at cost	119,377	170,734
Restricted cash and cash equivalents, at cost	—	16,156
Restricted short-term investments, at cost	105,366	222,328
Other short-term investments, at market	9,271	9,337
Receivables	104,573	96,486
Inventories, at average cost	109,952	94,574
Prepayments and other current assets	2,159	5,171

	450,698	614,786

Deferred charges:
Premium and loss on reacquired debt, being amortized	118,816	121,431
Deferred amortization of capital leases	97,216	108,790
Deferred debt expense, being amortized	22,814	23,293
Deferred outage costs, being amortized	27,140	16,993
Other	3,718	6,491

	269,704	276,998

	$4,672,407	$4,828,075

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Balance Sheets
March 31, 2006 and December 31, 2005

	(dollars in thousands)
	2006	2005
	(Unaudited)
Equity and Liabilities
Capitalization:
Patronage capital and membership fees	$510,314	$479,308
Accumulated other comprehensive loss	(30,530)	(34,339)

	479,784	444,969
Long-term debt	2,993,559	3,048,442
Obligation under capital leases	299,667	304,897
Obligation under Rocky Mountain transactions	90,185	88,689

	3,863,195	3,886,997

Current liabilities:
Long-term debt and capital leases due within one year	187,394	217,743
Accounts payable	22,224	56,516
Accrued interest	8,537	54,221
Accrued and withheld taxes	23,783	29,041
Members' advances	57,543	74,471
Other current liabilities	7,170	9,293

	306,651	441,285

Deferred credits and other liabilities:
Gain on sale of plant, being amortized	40,341	40,960
Net benefit of Rocky Mountain transactions, being amortized	66,096	66,892
Asset retirement obligations	271,744	267,406
Accumulated retirement costs for other obligations	56,663	56,913
Interest rate swap arrangements	29,916	34,910
Other	37,801	32,712

	502,561	499,793

	$4,672,407	$4,828,075

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Revenues and Expenses (Unaudited)
For the Three Months Ended March 31, 2006 and 2005

	(dollars in thousands)
	Three months
	2006	2005
Operating revenues:
Sales to Members	$268,345	$287,893
Sales to non-Members	387	9,391

Total operating revenues	268,732	297,284

Operating expenses:
Fuel	67,132	66,348
Production	61,259	62,717
Purchased power	54,705	71,361
Depreciation and amortization	47,720	38,354
Accretion	3,818	3,108
Gain on sale of emission allowances	(38,814)	—

Total operating expenses	195,820	241,888

Operating margin	72,912	55,396

Other income (expense):
Investment income	9,389	8,122
Other	2,422	2,305

Total other income	11,811	10,427

Interest charges:
Interest on long-term-debt and capital leases	49,666	50,126
Other interest	711	1,015
Allowance for debt funds used during construction	(600)	(482)
Amortization of debt discount and expense	3,940	3,938

Net interest charges	53,717	54,597

Net margin	$31,006	$11,226

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Patronage Capital and Membership Fees
and Accumulated Other Comprehensive Loss (Unaudited)
For the Three Months Ended March 31, 2006 and 2005

	(dollars in thousands)
	Patronage Capital and Membership Fees	Accumulated Other Comprehensive Margin (Loss)	Total
Balance at December 31, 2004	$461,655	$(46,896)	$414,759

Components of comprehensive margin:
Net margin	11,226		11,226
Unrealized loss on interest rate swap arrangements		(2,244)	(2,244)
Unrealized loss on available-for-sale securities		(322)	(322)
Unrealized gain on financial gas hedges		136	136

Total comprehensive margin			8,796

Balance at March 31, 2005	$472,881	$(49,326)	$423,555

Balance at December 31, 2005	$479,308	$(34,339)	$444,969

Components of comprehensive margin:
Net margin	31,006		31,006
Unrealized gain on interest rate swap arrangements		4,994	4,994
Unrealized loss on available-for-sale securities		(29)	(29)
Unrealized loss on financial gas hedges		(1,156)	(1,156)

Total comprehensive margin			34,815

Balance at March 31, 2006	$510,314	$(30,530)	$479,784

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2006 and 2005

	(dollars in thousands)
	2006	2005
Cash flows from operating activities:
Net margin	$31,006	$11,226

Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization, including nuclear fuel	64,618	55,688
Net accretion cost	3,818	3,108
Allowance for equity funds used during construction	(153)	(65)
Amortization of deferred gains associated with sales	(1,415)	(1,415)
Deferred outage costs	(14,861)	(12,619)
Other	(61)	198
Change in operating assets and liabilities:
Receivables	(7,982)	4,188
Inventories	(15,378)	4,477
Prepayments and other current assets	1,857	1,767
Accounts payable	(34,292)	(23,994)
Accrued interest	(45,684)	(28,979)
Accrued and withheld taxes	(5,258)	6,300
Other current liabilities	(2,123)	1,405

Total adjustments	(56,914)	10,059

Net cash (used in) provided by operating activities	(25,908)	21,285

Cash flows from investing activities:
Property additions	(23,453)	(12,675)
Proceeds from bond, reserve and construction funds	970	878
Decrease in restricted cash and cash equivalents	16,156	11,781
Decrease (increase) in restricted and other short-term investments	117,080	(158,750)
Decrease in investment in associated companies	189	503
(Increase) decrease in other long-term investments	(25,987)	21,830
(Decrease) increase in Members' advances	(16,928)	158,672
Increase in decommissioning fund	(3,732)	(3,115)
Decrease in equipment prepayments	686	—

Net cash provided by investing activities	64,981	19,124

Cash flows from financing activities:
Long-term debt proceeds	—	—
Long-term debt payments	(90,462)	(73,789)
Debt related costs	(847)	(2,111)
Major overhaul accrual financed by Members	879	870

Net cash used in financing activities	(90,430)	(75,030)

Net decrease in cash and cash equivalents	(51,357)	(34,621)
Cash and cash equivalents at beginning of period	170,734	133,668

Cash and cash equivalents at end of period	$119,377	$99,047

Cash paid for:
Interest (net of amounts capitalized)	$95,461	$79,638
Income taxes	—	—

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Notes to Condensed Financial Statements (Unaudited)
March 31, 2006 and 2005

(A)
General.    The condensed financial statements included in this report have been prepared by Oglethorpe Power Corporation (Oglethorpe), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the information furnished in this report reflects all adjustments (which include only normal recurring adjustments) and estimates necessary to fairly state, in all material respects, the results for the periods ended March 31, 2006 and 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although Oglethorpe believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Oglethorpe's latest Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC. Certain amounts for 2005 have been reclassified to conform to the current period presentation. The results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of results to be expected for the full year. As noted in Oglethorpe's 2005 Annual Report on Form 10-K, substantially all of Oglethorpe's sales are to its Members and, thus, the receivables on the accompanying balance sheets are principally from its Members. (See "Notes to Financial Statements" in Item 8 of Oglethorpe's 2005 Annual Report on Form 10-K.)

(B)
Proposed Accounting Interpretation.    In July 2005, the FASB issued an Exposure Draft of a proposed Interpretation, "Accounting for Uncertain Tax Positions—an Interpretation of FASB Statement No. 109." The objective of the Proposed Interpretation is to clarify the accounting for uncertain tax positions. Generally, an entity would be required to recognize, in its financial statements, the best estimate of the impact of a tax position only if that position is more likely than not of being sustained. Oglethorpe is monitoring developments of the Proposed Interpretation and is assessing the impact that the Proposed Interpretation may have on its financial statements. Oglethorpe cannot predict what actions the FASB will take or how such actions might ultimately affect Oglethorpe's financial position or results of operations.

(C)
Accumulated Comprehensive Margin (Loss).    The table below provides a detail of the beginning and ending balance for each classification of other comprehensive margin (loss) along with the amount of any reclassification adjustments included in margin for each of the periods presented in the Statement of Patronage Capital and Membership Fees and Accumulated Other Comprehensive Margin (Loss). There were no material changes in the nature, timing or amounts of expected (gain) loss reclassified to net margin from the amounts disclosed in Oglethorpe's Annual Report on Form 10-K for the year ended December 31, 2005.

Oglethorpe's effective tax rate is zero; therefore, all amounts below are presented net of tax.

Accumulated Other Comprehensive Margin (Loss)

(dollars in thousands)
Interest Rate Swap Arrangements	Available-for-sale Securities	Financial Gas Hedges	Total

Balance at December 31, 2004	($45,254)	($1,506)	($136)	($46,896)

Unrealized gain/(loss)	(2,244)	(322)	—	(2,566)
(Gain) loss reclassified to net margin	—	—	136	136

Balance at March 31, 2005	($47,498)	($1,828)	$—	($49,326)

Balance at December 31, 2005	($34,910)	($588)	$1,159	($34,339)

Unrealized gain/(loss)	4,994	(57)	(1,308)	3,629
(Gain) loss reclassified to net margin	—	28	152	180

Balance at March 31, 2006	($29,916)	($617)	$3	($30,530)

(D)
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

In January 2003, the Sierra Club appealed an unsuccessful challenge to an air operating permit for the Chattahoochee combined cycle facility to the U. S. Court of Appeals for the Eleventh Circuit. Oglethorpe acquired this facility when it merged with Chattahoochee EMC in May 2003. Oglethorpe intervened in the appeal on behalf of the U.S. Environmental Protection Agency (EPA). In May 2004, the Court ruled in favor of the Sierra Club, invalidating EPA's denial of the petition and remanding the matter to EPA for further consideration. In November 2005, EPA issued an order denying Sierra Club's petition to object to the Chattahoochee facility's air operating permit. In January 2006, the Sierra Club filed an appeal of that order to the U.S. Court of Appeals for the Eleventh Circuit. Oglethorpe has again intervened in the appeal on behalf of EPA. Although Oglethorpe believes that the appeal will not affect facility operations pending further consideration and that favorable outcome in this matter is likely, an unfavorable ruling could temporarily affect the ability of the facility to continue operations.

(E)
Sale of SO2 Allowances.    During the quarter ended March 31, 2006, Oglethorpe sold SO2 allowances in excess of its needs to various third parties and received approximately $38.8 million in net proceeds from these sales. There were no sales during the first quarter of 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the Three Months Ended March 31, 2006 and 2005

Net Margin

Oglethorpe's net margin for the three months ended March 31, 2006 was $31.0 million compared to $11.2 million for the same period of 2005. The higher net margin for the current quarter of 2006 primarily relates to the gain on sale of SO2 allowances as discussed in Note E to Oglethorpe's Condensed Financial Statements (Unaudited) above. Oglethorpe's management anticipates that the margin for the year ended December 31, 2006 will yield a Margins for Interest Ratio of 1.10, the minimum margin requirement under the Indenture, dated as of March 1, 1997, from Oglethorpe to SunTrust Bank, as trustee (the "Mortgage Indenture").

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

Total revenues from sales to Members for the three-month period ended March 31, 2006 were 6.8% less than such revenues for the same period of 2005. Megawatt-hour (MWh) sales to Members decreased 14.3% in the current period compared to the same period of 2005. The average total revenue per MWh from sales to Members increased 8.8% for the current period of 2006 compared to the same period of 2005. The decrease in MWhs supplied by Oglethorpe to its Members was primarily due to the discontinuation of its capacity and energy pool, through which Oglethorpe sold short-term energy to non-Members for the benefit of Members participating in the pool. The capacity and energy pool was discontinued effective March 31, 2005. The termination of Oglethorpe's power marketer agreement with Morgan Stanley Capital Group Inc. (Morgan Stanley), effective March 31, 2005, through which Oglethorpe had purchased energy that was provided to certain Members, also contributed to the decrease in MWhs sold to Members. The spreading of Oglethorpe's fixed costs (which remain relatively unchanged except for the cash generated from the sale of SO2 allowances as discussed below) over fewer MWhs sold has the effect of increasing Oglethorpe's average cost of power. For further discussion regarding purchased power costs see "Operating Expenses" below.

The components of Member revenues for the three months ended March 31, 2006 and 2005 were as follows:

	Three Months Ended March 31,
	2006	2005
	(dollars in thousands)
Capacity revenues	$148,807	$159,779
Energy revenues	119,538	128,114

Total	$268,345	$287,893

Capacity revenues for the three-month period ended March 31, 2006 decreased 6.9% compared to the same period of 2005 primarily due to reduced collections from Members ($7.0 million) as budgeted. In addition, capacity revenues were also reduced in 2006 compared to 2005 as a result of lower budgeted depreciation expense (excluding accelerated amortization on capital leases as budgeted) due to the adoption of new depreciation rates for the coal and nuclear facilities which became effective January 1, 2006 based on an updated depreciation study and approved by Rural Utilities Service (RUS). Energy revenues were 6.7% lower for the three-month period ended March 31, 2006 compared to the same period of 2005. Oglethorpe's average energy revenue per MWh from sales to Members was 8.9% higher in the current period compared to the same period of 2005. The decrease in energy revenues for 2006 was primarily due to a decrease in the pass through of purchased power energy costs resulting from the discontinuation of Oglethorpe's capacity and energy pool, effective March 31, 2005. In addition, the March 31, 2005 expiration of Oglethorpe's power marketer agreement with Morgan Stanley also contributed to the decrease.

Sales to non-Members for the three-month period ended March 31, 2005 consisted primarily of capacity and energy sales to Alabama Electric Cooperative under an agreement to sell 100 MW of capacity for the period June 1998 through December 2005. In addition, in the three-month period ended March 31, 2005, Oglethorpe sold short-term energy to non-Members for the benefit of Members participating in its capacity and energy pool. As a result of the termination of the agreement with Alabama Electric Cooperative and the discontinuation of the capacity and energy pool, total non-Member revenues for the three-month period of 2006 were $387,000 compared to $9.4 million for the same period of 2005.

Operating Expenses

Operating expenses for the three-month period ended March 31, 2006, excluding the gain on the sale of SO2 allowances of $38.8 million, were 3.0% lower compared to the same period of 2005. The decrease in operating expenses for the three-month period ended March 31, 2006 compared to the same period of 2005 was primarily due to a decrease in purchased power costs offset somewhat by higher depreciation and amortization expense.

Depreciation and amortization expense increased 24.4% for the three-month period ended March 31, 2006 compared to the same period of 2005 primarily as a result of accelerated amortization of deferred amortization of capital leases.

Purchased power costs decreased 23.3% for the three-month period ended March 31, 2006 compared to the same period of 2005. Purchased MWhs decreased 41.0% for the current quarter of 2006 compared to the same quarter of 2005. The average cost per MWh of total purchased power increased 30.0% in the current period of 2006 compared to the same period of 2005. Purchased power costs were as follows:

	Three Months Ended March 31,
	2006	2005
	(dollars in thousands)
Capacity costs	$14,788	$15,082
Energy costs	39,917	56,279

Total	$54,705	$71,361

Purchased power energy costs for the three-month period ended March 31, 2006 were 29.1% lower compared to the same period of 2005. The decrease in purchased power energy costs resulted primarily from the discontinuation of the capacity and energy pool effective March 31, 2005. The average cost of purchased power energy for the three months ended March 31, 2006 was 20.3% higher compared to the same period of 2005. As discussed above, the discontinuation of the capacity and energy pool, the termination of the Morgan Stanley agreement and the pass through of higher prices in the wholesale electricity markets all contributed to the increase in the average energy cost per MWh.

Other Income

Investment income increased 15.6% (or $1.3 million) in the current three-month period compared to the same period of 2005 due to higher earnings from Oglethorpe's decommissioning trust fund established in accordance with the regulations of the Nuclear Regulatory Commission ("NRC") and higher cash and cash equivalent balances and higher interest earnings on these investments.

Balance Sheet Analysis as of March 31, 2006

General

Assets

Property additions for the three months ended March 31, 2006 totaled $23.5 million, primarily for purchases of nuclear fuel and for additions, replacements, and improvements to existing generation facilities. Additionally, there was approximately $20.0 million of fully depreciated assets that were retired during the period.

Construction work in progress increased by $10.0 million in the three months ended March 31, 2006, primarily due to costs incurred for various replacement and improvement projects at existing generation facilities.

Long-term investments increased by $26.4 million in the three months ended March 31, 2006, from $46.3 million to $72.7 million. The increase in long-term investments was largely due to the investment of $33.0 million in long-term securities. This investment, which relates to nuclear decommissioning funds held internally, were previously invested on a shorter term basis and included in cash and cash equivalents. The increase in long-term investments was somewhat offset by a reduction in the investment in auction rate securities.

Cash and cash equivalents and restricted short-term investments decreased $51.4 million and $117.0 million, respectively, principally due to the timing of certain debt and interest payments, payments to GPC, and property additions. The $38.8 million proceeds from the sale of SO2 allowances (as discussed in Note E) essentially offset the $33.0 million transfer of funds into certain long-term investments.

Restricted cash and cash equivalents at December 31, 2005 represent the proceeds from the refinancing of certain indebtedness associated with pollution control bonds (PCBs) in November 2005, which proceeds were on deposit with a trustee. The proceeds were subsequently used in the first quarter of 2006 to pay principal related to the refinanced PCB debt that matured in January 2006.

Inventories increased by $15.4 million or 16.3%. Fossil fuel inventories increased by 106.9% and this increase accounted for the $15.4 million total inventory increase. The increase is attributable to the build up of inventory during the planned maintenance outages at Plant Wansley and Plant Scherer. As noted in "Fuel Supply" in Item 2 of Oglethorpe's 2005 Annual Report on Form 10-K, coal inventory at Plant Scherer was and continues to be lower than normal due to rail transportation bottlenecks. Oglethorpe and the other co-owners are working with the rail transportation suppliers to relieve the problem. Failure to relieve the problem may require Oglethorpe to burn higher cost fuel at its other generating plants or require the Members to purchase energy from other sources, which may be higher cost. Management currently expects inventory levels to continue to improve at Plant Scherer in 2006.

The 58.2% decrease in prepayments and other current assets was predominately due to a $1.2 million decrease in the asset for unrealized gains associated with natural gas hedges and the amortization of prepaid insurance balances.

Deferred amortization of capital leases decreased $11.6 million during the first quarter of 2006, primarily due to accelerating the amortization of the regulatory asset associated with Plant Scherer Unit No. 2 (approximately $11.0 million).

Deferred outage costs increased $10.1 million (net of amortization), or 59.7%, primarily as a result of the deferral of refueling outage costs incurred at Plant Hatch Unit No. 1 during the first quarter of 2006 of approximately $9.2 million. In 2005, Oglethorpe received approval from the RUS to defer major scheduled maintenance costs at the coal units. During the first quarter of 2006, approximately $4.6 million of coal unit outage costs incurred at Plant Wansley Unit No. 2 and Plant Scherer Unit No. 1 were deferred. The Scherer Unit No. 1 outage was completed during the second quarter of 2006. Deferred outage costs are amortized over the plant's operating cycle.

Equity and Liabilities

The $3.8 million decrease in other accumulated comprehensive loss was predominately due to a $5.0 million decrease in the unrealized loss associated with the interest rate swap arrangements. The decrease in the loss was primarily a result of rising interest rates. This was partially offset by a $1.2 million decrease in the unrealized gain associated with the natural gas hedges.

Long-term debt and capital leases due within one year decreased by $30.3 million mainly due to the timing of debt payments to the Federal Financing Bank (FFB). The current portion at December 31, 2005 included five quarterly principal payments, whereas the March 31, 2006 balance included four quarterly payments. The fourth quarter 2005 payment was paid, when due, on January 3, 2006.

Accounts payable decreased 60.7% primarily as a result of a decrease in payables for operations and maintenance costs to GPC and natural gas purchases. The payable to GPC largely represents true-up amounts for prior months' expenditures and varies to the extent that actual expenditures are different from estimated amounts provided by GPC. Payables for natural gas purchases decreased as a result of a decrease in generation by the natural gas fired units in March 2006, as compared to December 2005.

The decrease in accrued interest was largely due to the timing of principal and interest payments for certain FFB and capital lease debts. The December 31, 2005 balance included amounts payable on January 3, 2006. There was no amount of interest accrued for the FFB debt at March 31, 2006, as a result of the payment made, as due, on that date. Additionally, three months of accrued interest associated with the Plant Scherer Unit No. 2 capital lease was included in the balance at March 31, 2006, whereas six months of interest was accrued at December 31, 2005.

Accrued and withheld taxes decreased 18.1% as a result of payments made during the first quarter of 2006 (when due) for 2005 property taxes. The payments exceeded the monthly accruals for 2006 property tax.

Members' advances totaled $57.5 million at March 31, 2006. The advances represent amounts received from the Members for prepayment of their monthly power bill.

The $2.1 million decrease in other current liabilities was primarily due to the payment of certain 2005 payroll accruals in the first quarter of 2006.

The decrease in the interest rate swap arrangements liability was primarily due to rising interest rates since December 31, 2005. Oglethorpe has recorded an unrealized loss related to these swap arrangements of $29.9 million at March 31, 2006, which represents the estimated payment Oglethorpe would make if the swap arrangements were terminated.

The increase in other long-term credits is principally due to a $6.2 million increase in the unrealized gain associated with the nuclear decommissioning fund and the corresponding increase in the deferred credit (a $1.9 million deferred asset existed at December 31, 2005). Consistent with Oglethorpe's rate making policy, unrealized gains or losses from the nuclear decommissioning fund are added to or deducted from the deferred asset retirement obligation assets or credits. The deferred asset or credit also increases or decreases to the extent of timing differences between accretion expense recognized under Statement of Financial Accounting Standards No. 143 and amounts recovered through rate making policy (via decommissioning fund earnings). Earnings on the decommissioning fund were approximately $0.5 million less than the related accretion expense, which resulted in the deferred credit being reduced by this amount.

Financial Condition

Capital Requirements and Liquidity and Sources of Capital

Environmental Matters

Oglethorpe's future capital expenditures depend in part on future environmental regulations, including future implementation of existing laws and regulations and how Oglethorpe and the other co-owners of coal-fired Plants Scherer and Wansley choose to comply with these regulations, once finalized. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Capital Requirements" in Oglethorpe's Annual Report on Form 10-K for the year ended December 31, 2005.

Liquidity

As of March 31, 2006, Oglethorpe had $528 million of unrestricted available liquidity to meet short-term cash needs and liquidity requirements. This liquidity consisted of (i) approximately $119 million in cash and cash equivalents, (ii) $9 million in other short-term investments, and (iii) $400 million available under three committed working capital line of credit facilities (see discussion below).

Oglethorpe also had $22 million invested in auction rate securities at March 31, 2006. These securities have maturities in excess of one year and as such are classified as long-term investments. However, most of these securities re-price in auctions that occur every 35 days or less, and Oglethorpe has the option of liquidating these securities at the end of any auction period.

Oglethorpe has in place a $300 million committed working capital line of credit that supports its commercial paper program. This facility matures in September 2007. Oglethorpe also has in place two $50 million committed lines of credit, one with National Rural Utilities Cooperative Finance Corporation that matures in October 2008, and one with CoBank, ACB that matures in November 2008. There are currently no amounts outstanding under any of these three facilities. Oglethorpe expects to renew these credit facilities, as needed, prior to their respective expiration dates.

In addition to unrestricted available liquidity, Oglethorpe had $105 million in restricted short-term investments at March 31, 2006 relating to funds on deposit in a RUS Cushion of Credit Account. For further information on the RUS Cushion of Credit Account, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Liquidity and Sources of Capital—Liquidity" in Oglethorpe's Annual Report on Form 10-K for the year ended December 31, 2005. Oglethorpe does not anticipate making any additional deposits into the Cushion of Credit Account, and expects that all amounts currently on deposit will have been applied against quarterly RUS and FFB debt service by October 2006. Although restricted, these deposits provide a source of short-term liquidity.

Planned Financings

In August 2005, RUS approved a $92 million general improvements loan for Oglethorpe. An initial draw request will be submitted to RUS in the second quarter of 2006, with the remainder being drawn down over the next several years. This loan will fund a portion of the normal additions and replacements to generation facilities incurred in years 2004 through 2012. The loan will be funded through the FFB and guaranteed by the RUS, and the debt will be secured under Oglethorpe's Mortgage Indenture.

In September 2005, Oglethorpe submitted a $210 million loan application to RUS to fund capital expenditures incurred or expected to be incurred in years 2004 through 2009, which relate to compliance with certain environmental regulations. Due to a recent increase in the estimated amount of these capital expenditures, Oglethorpe plans to amend the loan application to increase the requested amount to $440 million. Oglethorpe does not expect RUS to act on this loan application until 2007 at the earliest. If approved, this loan would also be funded through the FFB and guaranteed by the RUS, and the debt would be secured under Oglethorpe's Mortgage Indenture.

For additional information on Oglethorpe's future financing plans, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Financing Activities" in Oglethorpe's Annual Report on Form 10-K for the year ended December 31, 2005.

Proposed Accounting Interpretation

For discussion of a Proposed Accounting Interpretation see Notes B of Notes to Condensed Financial Statements.

Forward-Looking Statements and Associated Risks

This Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding, among other items, (i) anticipated transactions by Oglethorpe and (ii) Oglethorpe's future capital requirements and sources of capital. These forward-looking statements are based largely on Oglethorpe's current expectations and are subject to a number of risks and uncertainties, some of which are beyond Oglethorpe's control. For factors that could cause actual results to differ materially from those anticipated by these forward-looking statements, see Oglethorpe's 2005 Annual Report on Form 10-K, in particular Item 1A-Risk Factors. In light of these risks and uncertainties, there can be no assurance that events anticipated by the forward-looking statements contained in this Quarterly Report will in fact transpire.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Oglethorpe's market risks have not changed materially from the market risks reported in Oglethorpe's 2005 Annual Report on Form 10-K.

Item 4. Controls and Procedures

As of March 31, 2006, Oglethorpe had carried out an evaluation, under the supervision and with the participation of its management, including its President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Oglethorpe's disclosure controls and procedures are effective.

No changes occurred in Oglethorpe's internal control over financial reporting or other factors that could significantly affect its internal control over financial reporting during the quarter ended March 31, 2006 that have affected, or are reasonably likely to materially affect, Oglethorpe's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Environmental Matters

For information about legal and regulatory proceedings regarding environmental matters that could have an effect on Oglethorpe, see Note D to Notes to Condensed Financial Statements.

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

Oglethorpe Power Corporation (An Electric Membership Corporation)
Date: May 12, 2006	By:	/s/ THOMAS A. SMITH Thomas A. Smith President and Chief Executive Officer
Date: May 12, 2006		/s/ MARK CHESLA Mark Chesla Vice President, Controller (Chief Accounting Officer)

QuickLinks

OGLETHORPE POWER CORPORATION INDEX TO QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2006
  PART I—FINANCIAL INFORMATION Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
  PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 6. Exhibits
SIGNATURES