Form 10-Q
period 2006-06-30
OGLETHORPE POWER CORP
filed 2006-08-14
CIK 788816

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR
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

OGLETHORPE POWER CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2006

		Page No.
PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Balance Sheets as of June 30, 2006 (Unaudited) and December 31, 2005	3
	Condensed Statements of Revenues and Expenses (Unaudited) for the Three Months and Six Months ended June 30, 2006 and 2005	5
	Condensed Statements of Patronage Capital and Membership Fees and Accumulated Other Comprehensive Margin (Loss) (Unaudited) for the Six Months ended June 30, 2006 and 2005	6
	Condensed Statements of Cash Flows (Unaudited) For the Six Months ended June 30, 2006 and 2005	7
	Notes to Condensed Financial Statements (Unaudited) For the Six Months ended June 30, 2006 and 2005	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	18
PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 5.	Other Information	19
Item 6.	Exhibits	19
SIGNATURES		20

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

Oglethorpe Power Corporation
Condensed Balance Sheets
June 30, 2006 and December 31, 2005

	(dollars in thousands)
	2006	2005
	(Unaudited)
Assets
Electric plant:
In service	$5,796,464	$5,804,772
Less: Accumulated provision for depreciation	(2,428,221)	(2,377,671)

	3,368,243	3,427,101
Nuclear fuel, at amortized cost	100,270	94,159
Construction work in progress	38,751	26,721

	3,507,264	3,547,981

Investments and funds:
Decommissioning fund, at market	214,796	206,364
Deposit on Rocky Mountain transactions, at cost	91,681	88,689
Bond, reserve and construction funds, at market	6,340	7,252
Investment in associated companies, at cost	39,640	38,696
Long-term investments, at market	66,219	46,265
Other, at cost	1,044	1,044

	419,720	388,310

Current assets:
Cash and cash equivalents, at cost	96,133	170,734
Restricted cash and cash equivalents, at cost	—	16,156
Restricted short-term investments, at cost	48,424	222,328
Other short-term investments, at market	9,219	9,337
Receivables	122,313	96,486
Inventories, at average cost	130,192	94,574
Prepayments and other current assets	4,447	5,171

	410,728	614,786

Deferred charges:
Premium and loss on reacquired debt, being amortized	115,400	121,431
Deferred amortization of capital leases	96,569	108,790
Deferred debt expense, being amortized	22,452	23,293
Deferred outage costs, being amortized	25,586	16,993
Other	5,188	6,491

	265,195	276,998

	$4,602,907	$4,828,075

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Balance Sheets
June 30, 2006 and December 31, 2005

	(dollars in thousands)
	2006	2005
	(Unaudited)
Equity and Liabilities
Capitalization:
Patronage capital and membership fees	$509,038	$479,308
Accumulated other comprehensive loss	(28,718)	(34,339)

	480,320	444,969
Long-term debt	2,956,143	3,048,442
Obligation under capital leases	294,118	304,897
Obligation under Rocky Mountain transactions	91,681	88,689

	3,822,262	3,886,997

Current liabilities:
Long-term debt and capital leases due within one year	186,710	217,743
Accounts payable	42,225	56,516
Accrued interest	9,297	54,221
Accrued and withheld taxes	31,109	29,041
Members' advances	1,614	74,471
Other current liabilities	11,823	9,293

	282,778	441,285

Deferred credits and other liabilities:
Gain on sale of plant, being amortized	39,722	40,960
Net benefit of Rocky Mountain transactions, being amortized	65,299	66,892
Asset retirement obligations	276,082	267,406
Accumulated retirement costs for other obligations	56,503	56,913
Interest rate swap arrangements	25,230	34,910
Other	35,031	32,712

	497,867	499,793

	$4,602,907	$4,828,075

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Revenues and Expenses (Unaudited)
For the Three and Six Months Ended June 30, 2006 and 2005

	(dollars in thousands)
	Three months		Six Months
	2006	2005	2006	2005
Operating revenues:
Sales to Members	$276,134	$270,963	$544,479	$558,856
Sales to non-Members	385	7,539	772	16,930

Total operating revenues	276,519	278,502	545,251	575,786

Operating expenses:
Fuel	92,233	72,822	159,365	139,170
Production	63,646	63,443	124,905	126,160
Purchased power	38,822	56,637	93,527	127,998
Depreciation and amortization	36,771	38,145	84,491	76,499
Accretion	8,153	2,103	11,971	5,211
Gain on sale of emission allowances	(715)	(617)	(39,529)	(617)

Total operating expenses	238,910	232,533	434,730	474,421

Operating margin	37,609	45,969	110,521	101,365

Other income:
Investment income	13,263	8,441	22,652	16,563
Other	2,080	1,841	4,502	4,146

Total other income	15,343	10,282	27,154	20,709

Interest charges:
Interest on long-term-debt and capital leases	50,120	51,109	99,786	101,235
Other interest	799	706	1,510	1,721
Allowance for debt funds used during construction	(630)	(473)	(1,230)	(955)
Amortization of debt discount and expense	3,939	3,948	7,879	7,886

Net interest charges	54,228	55,290	107,945	109,887

Net (deficit) margin	$(1,276)	$961	$29,730	$12,187

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Patronage Capital and Membership Fees
and Accumulated Other Comprehensive Loss (Unaudited)
For the Six Months Ended June 30, 2006 and 2005

	(dollars in thousands)
	Patronage Capital and Membership Fees	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2004	$461,655	$(46,896)	$414,759

Components of comprehensive margin:
Net margin	12,187		12,187
Unrealized gain on interest rate swap arrangements		350	350
Unrealized loss on available-for-sale securities		(474)	(474)
Unrealized gain on financial gas hedges		581	581

Total comprehensive margin			12,644

Balance at June 30, 2005	$473,842	$(46,439)	$427,403

Balance at December 31, 2005	$479,308	$(34,339)	$444,969

Components of comprehensive margin:
Net margin	29,730		29,730
Unrealized gain on interest rate swap arrangements		9,680	9,680
Unrealized loss on available-for-sale securities		(48)	(48)
Unrealized loss on financial gas hedges		(4,011)	(4,011)

Total comprehensive margin			35,351

Balance at June 30, 2006	$509,038	$(28,718)	$480,320

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2006 and 2005

	(dollars in thousands)
	2006	2005
Cash flows from operating activities:
Net margin	$29,730	$12,187

Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization, including nuclear fuel	120,855	110,903
Net accretion cost	11,971	5,211
Allowance for equity funds used during construction	(320)	(150)
Amortization of deferred gains associated with sales	(2,830)	(2,830)
Deferred outage costs	(18,965)	(15,716)
Other	131	106
Change in operating assets and liabilities:
Receivables	(25,253)	5,755
Inventories	(35,618)	(568)
Prepayments and other current assets	(434)	(706)
Accounts payable	(14,291)	(13,326)
Accrued interest	(44,924)	(30,744)
Accrued and withheld taxes	2,068	12,687
Other current liabilities	(321)	189

Total adjustments	(7,931)	70,811

Net cash provided by operating activities	21,799	82,998

Cash flows from investing activities:
Property additions	(49,068)	(33,338)
Activity in bond, reserve and construction funds—Purchases	—	(100)
—Proceeds	914	913
Decrease in restricted cash and cash equivalents	16,156	11,781
Decrease (increase) in restricted and other short-term investments	174,139	(118,327)
Increase in investment in associated companies	(1,092)	(3,130)
Activity in other long-term investments—Purchases	(223,769)	(303,335)
—Proceeds	203,605	330,025
(Decrease) increase in Members' advances	(72,857)	117,462
Activity in decommissioning fund—Purchases	(472,904)	(358,120)
—Proceeds	461,142	352,804
Decrease in equipment prepayments	694	—

Net cash provided by (used in) investing activities	36,960	(3,365)

Cash flows from financing activities:
Long-term debt proceeds	—	8,647
Long-term debt payments	(134,110)	(112,138)
Debt related costs	(1,008)	(2,164)
Other	1,758	1,632

Net cash used in financing activities	(133,360)	(104,023)

Net decrease in cash and cash equivalents	(74,601)	(24,390)
Cash and cash equivalents at beginning of period	170,734	133,668

Cash and cash equivalents at end of period	$96,133	$109,278

Cash paid for:
Interest (net of amounts capitalized)	$144,989	$132,745
Income taxes	—	—

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Notes to Condensed Financial Statements (Unaudited)
June 30, 2006 and 2005

(A)
General.    The condensed financial statements included in this report have been prepared by Oglethorpe Power Corporation (Oglethorpe), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the information furnished in this report reflects all adjustments (which include only normal recurring adjustments) and estimates necessary to fairly state, in all material respects, the results for the periods ended June 30, 2006 and 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although Oglethorpe believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Oglethorpe's latest Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC. Certain amounts for 2005 have been reclassified to conform to the current period presentation. The results of operations for the three-month and six-month periods ended June 30, 2006 are not necessarily indicative of results to be expected for the full year. As noted in Oglethorpe's 2005 Annual Report on Form 10-K, substantially all of Oglethorpe's sales are to its 38 electric distribution cooperative members (the Members) and, thus, the receivables on the accompanying balance sheets are principally from its Members. (See "Notes to Financial Statements" in Oglethorpe's 2005 Annual Report on Form 10-K.)

(B)
New Accounting Interpretation.    In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of Financial Accounting Standards No. 109 Positions" (FIN 48). FIN 48 is effective January 1, 2007 and would require Oglethorpe to record any change in net assets that results from the adoption of FIN 48 as an adjustment to the opening balance of patronage capital.

  FIN 48 is applicable to all uncertain tax positions accounted for under Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", and is not intended to be applied by analogy to other taxes, such as sales taxes, value-add taxes, or property taxes.

  The scope of FIN 48 includes any position taken (or expected to be taken) on a tax return, including the decision to exclude from the return certain income or transactions. FIN 48 makes clear that its guidelines also apply to positions such as (1) excluding income streams that might be deemed taxable by taxing authorities, (2) asserting that a particular equity restructuring (e.g. a spin-off transaction) is tax-free when that position might be deemed uncertain, or (3) the decision not to file a tax return in a particular jurisdiction for which such a return might be required.

  FIN 48 requires that Oglethorpe make qualitative and quantitative disclosures, including discussion of reasonably possible changes that might occur in the recognized benefits over the next twelve months; a description of open tax years by major jurisdictions; and a roll-forward of all unrecognized tax benefits, presented as a reconciliation of the beginning and ending balances of the unrecognized tax benefits on a aggregated basis. Oglethorpe is evaluating what impact the adoption of FIN 48 will have on Oglethorpe's financial position or results of operations.

(C)
Accumulated Comprehensive Loss.    The table below provides a detail of the beginning and ending balance for each classification of other comprehensive loss along with the amount of any reclassification adjustments included in margin for each of the periods presented in the Statement of Patronage Capital and Membership Fees and Accumulated Other Comprehensive Loss. There were no material changes in the nature, timing or amounts of expected (gain) loss reclassified to net margin from the amounts disclosed in Oglethorpe's Annual Report on Form 10-K for the year ended December 31, 2005.

  Oglethorpe's effective tax rate is zero; therefore, all amounts below are presented net of tax.

Accumulated Other Comprehensive Loss

(dollars in thousands)
Interest Rate Swap Arrangements	Available-for-sale Securities	Financial Gas Hedges	Total

Balance at December 31, 2004	($45,254)	($1,506)	($136)	($46,896)

Unrealized gain/(loss)	350	(474)	880	756
(Gain) loss reclassified to net margin	—	—	(299)	(299)

Balance at June 30, 2005	($44,904)	($1,980)	$445	($46,439)

Balance at December 31, 2005	($34,910)	($588)	$1,159	($34,339)

Unrealized gain/(loss)	9,680	(96)	(4,845)	4,739
(Gain) loss reclassified to net margin	—	48	834	882

Balance at June 30, 2006	($25,230)	($636)	($2,852)	($28,718)

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

2.    Clean Air Act.    In December 2002, the Sierra Club, Physicians for Social Responsibility, Georgia Forest Watch and one individual filed suit in Federal Court in Georgia against Georgia Power Company (GPC) alleging violations of the Clean Air Act at Plant Wansley. The complaint alleges violations of opacity limits at both the coal-fired units, in which Oglethorpe is a co-owner, and other violations at several of the combined cycle units in which Oglethorpe has no ownership interest. This civil action requests injunctive and declaratory relief, civil penalties, a supplemental environmental project and attorneys' fees. In December 2004, the U.S. District Court for the Northern District of Georgia issued an Order holding GPC liable for certain violations of opacity limits at the coal-fired units. In March 2005, the U.S. Court of Appeals for the Eleventh Circuit allowed an immediate appeal of the Court's Order. In March 2006, the Eleventh Circuit reversed the Order, remanding it back to the District Court for trial on the issues. Additional briefs have been filed and oral argument is anticipated within the next few months. While Oglethorpe believes that Plant Wansley has complied with applicable laws and regulations, resolution of this matter is uncertain at this time, as is Oglethorpe's responsibility, if any, for a share of any penalties or other costs that might be assessed against GPC.

In January 2003, the Sierra Club appealed an unsuccessful challenge to an air operating permit for the Chattahoochee combined cycle facility to the U. S. Court of Appeals for the Eleventh Circuit. Oglethorpe acquired this facility when it merged with Chattahoochee EMC in May 2003. Oglethorpe intervened in the appeal on behalf of the U.S. Environmental Protection Agency (EPA). In May 2004, the Court ruled in favor of the Sierra Club, invalidating EPA's denial of the petition and remanding the matter to EPA for further consideration. In November 2005, EPA issued an order denying Sierra Club's petition to object to the Chattahoochee facility's air operating permit. In January 2006, the Sierra Club filed an appeal of that order to the U.S. Court of Appeals for the Eleventh Circuit. Oglethorpe has again intervened in the appeal on behalf of EPA and briefing is underway. Although Oglethorpe believes that the appeal will not affect facility operations pending further consideration and that favorable outcome in this matter is likely, an unfavorable ruling could temporarily affect the ability of the facility to continue operations.

(E)
Sale of SO2 Allowances.    For the three months and six months ended June 30, 2006, Oglethorpe sold SO2 allowances in excess of its needs to various third parties and received approximately $715,000 and $39.5 million in net proceeds from these sales, respectively for each period. There were no sales of SO2 allowances during the first quarter of 2005, and for the six-month period ended June 30, 2005, sales of SO2 allowances totaled $617,000. The gain on these sales is reflected in the "Gain on sale of emission allowances" in the accompanying Condensed Statements of Revenues and Expenses (Unaudited).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the Three Months and Six Months Ended June 30, 2006 and 2005

Net Margin

Oglethorpe's net margin (deficit) for the three months and six months ended June 30, 2006 was ($1.3) million and $29.7 million, compared to $1.0 million and $12.2 million for the same periods of 2005. The higher net margin for the six month period ended June 30, 2006 primarily relates to the gain on sale of SO2 allowances as discussed in Note E to Oglethorpe's Condensed Financial Statements (Unaudited).

Throughout the year, Oglethorpe monitors its financial results and, with Board approval, makes budget adjustments when and as necessary to ensure that a net margin equivalent to the minimum 1.10 MFI Ratio required under the Mortgage Indenture is achieved. Oglethorpe's management anticipates that the margin for the year ended December 31, 2006 will be approximately $18 million, which will yield an MFI Ratio of 1.10, consistent with prior years. For additional information on Oglethorpe's margin requirement, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Summary of Cooperative Operations—Rates and Regulation" in Oglethorpe's Annual Report on Form 10-K for the year ended December 31, 2005.

Operating Revenues

Oglethorpe's operating revenues fluctuate from period to period based on factors including weather and other seasonal factors, load growth in the service territories of its Members, operating costs, availability of electric generation resources, Oglethorpe's decisions of whether to dispatch its owned or purchased resources or Member-owned resources over which it has dispatch rights and by Members' decisions of whether to purchase a portion of their hourly energy requirements from Oglethorpe resources or from other suppliers.

Total revenues from sales to Members were 1.9% higher in the current quarter of 2006 and 2.6% less for the six-month period of 2006 than such revenues for the same periods of 2005. Megawatt-hour (MWh) sales to Members increased 4.6% during the current quarter of 2006 and decreased 5.5% for the six months ended June 30, 2006 compared to the same period of 2005. The average total revenue per MWh from sales to Members decreased 2.6% for the quarter and increased 3.1% year to date for the current periods of 2006 compared to the same periods of 2005. For the current quarter of 2006 compared to the same period of 2005 the increase in MWhs supplied to Members was primarily as a result of warmer summer weather in 2006 than in 2005. For the six month period ended June 30, 2006 compared to the same period of 2005 the decrease in MWhs supplied by Oglethorpe to its Members was primarily due to the discontinuation of its capacity and energy pool, through which Oglethorpe sold short-term energy to non-Members for the benefit of Members participating in the pool. The capacity and energy pool was discontinued effective March 31, 2005. The termination of Oglethorpe's power marketer agreement with Morgan Stanley Capital Group Inc. (Morgan Stanley), effective March 31, 2005, through which Oglethorpe had purchased energy that was provided to certain Members along with the termination, effective March 31, 2006, of an agreement to purchase capacity and energy from GPC also contributed to the decrease in MWhs sold to Members. The spreading of Oglethorpe's fixed costs (which remain relatively unchanged except for the cash generated from the sale of SO2 allowances as discussed below) over fewer MWhs sold has the effect of increasing Oglethorpe's average cost of power. For further discussion regarding purchased power costs see "Operating Expenses" below.

The components of Member revenues for the three months and six months ended June 30, 2006 and 2005 were as follows (amounts in thousands except for cents per kilowatt hour):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Capacity revenues	$142,146	$146,940	$290,953	$306,719
Energy revenues	133,988	124,023	253,526	252,137

Total	$276,134	$270,963	$544,479	$558,856

Kilowatt hours sold to Members	5,588,449	5,341,347	10,799,650	11,424,312
Cents per kilowatt hour	4.94¢	5.07¢	5.04¢	4.89¢

Capacity revenues for the three-month and six-month periods ended June 30, 2006 decreased 3.3% and 5.1% compared to the same periods of 2005 primarily due to reduced collections from Members ($13.9 million) as budgeted. Energy revenues were 8.0% and 0.6% higher for the three-month and six-month periods ended June 30, 2006 compared to the same periods of 2005. Oglethorpe's average energy revenue per MWh from sales to Members was 3.3% and 6.4% higher in the current periods of 2006 compared to the same periods of 2005. The increase in energy revenues for the current quarter of 2006 was primarily due to an increase in the pass through of higher fuel costs associated with increased 2006 generation. (For a discussion on fuel costs see "Operating Expenses" below.) For the six-month period ended June 30, 2006, as compared to the same period of 2005, the increase in fuel costs was offset somewhat by a decrease in the pass through of purchased power energy costs resulting from the discontinuation of Oglethorpe's capacity and energy pool, effective March 31, 2005. In addition, the March 31, 2005 expiration of Oglethorpe's power marketer agreement with Morgan Stanley and the March 31, 2006 expiration of the GPC agreement contributed to the decrease.

Sales to non-Members for the three-month and six-month periods ended June 30, 2005 consisted primarily of capacity and energy sales to Alabama Electric Cooperative under an agreement to sell 100 MW of capacity for the period June 1998 through December 2005. In addition, in the first quarter of 2005, Oglethorpe sold short-term energy to non-Members for the benefit of Members participating in its capacity and energy pool. As a result of the termination of the agreement with Alabama Electric Cooperative and the discontinuation of the capacity and energy pool, total non-Member revenues for the three-month and six-month periods of 2006 were $385,000 and $772,000 compared to $7.5 million and $16.9 million for the same periods of 2005.

Operating Expenses

Operating expenses for the three-month and six-month periods ended June 30, 2006, excluding the gain on the sale of SO2 allowances of $715,000 and $39.5 million, respectively, were 2.8% higher for the current quarter and 0.2% lower for the six-month period of 2006 compared to the same periods of 2005. The increase in operating expenses for the three-month period ended June 30, 2006 compared to the same period of 2005 was primarily due to an increase in fuel costs offset somewhat by lower purchased power costs. Operating expenses varied slightly for the six-month period of 2006 compared to the same period of 2005, however, increases in fuel costs and depreciation and amortization expense were offset by lower purchased power costs.

For the three-month and six-month periods ended June 30, 2006 compared to the same periods of 2005, total fuel costs increased 26.7% and 14.5% while total generation increased 7.2% and 2.3%, respectively. The increase in total fuel costs in the current periods resulted from the mix in generation, with a higher percentage of generation from natural gas facilities and nuclear facilities and a lower percentage from coal generation than in 2005. The higher natural gas generation, with its higher average fuel cost compared to coal and nuclear, yielded an 18.2% increase in average fuel cost during the second quarter. The increase in average fuel costs during the second quarter was also due to higher coal fuel costs offset somewhat by the increase in lower cost nuclear generation. The increase in average fuel costs of 11.9% for the six months ended June 30, 2006 compared to the same period of 2005 resulted partly from the increase in natural gas generation and partly from higher coal fuel costs.

Purchased power costs decreased 31.5% and 26.9% for the three-month and six-month periods ended June 30, 2006 compared to the same periods of 2005. Purchased MWhs decreased 48.9% and 44.2% for the current periods of 2006 compared to the same periods of 2005. The average cost per MWh of total purchased power increased 34.2% and 30.8% in the current periods of 2006 compared to the same periods of 2005. Purchased power costs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(dollars in thousands)		(dollars in thousands)
Capacity costs	$10,079	$14,952	$24,868	$30,034
Energy costs	28,743	41,685	68,659	97,964

Total	$38,822	$56,637	$93,527	$127,998

Purchased power capacity costs decreased 32.6% and 17.2% for the current periods of 2006 as compared to the same periods of 2005. The decrease in purchased power capacity costs resulted from the termination of the GPC agreement as discussed above. Purchased power energy costs for the three-month and six-month periods ended June 30, 2006 were 31.1% and 29.9% lower compared to the same periods of 2005. The decrease in purchased power energy costs resulted primarily from the discontinuation of the capacity and energy pool effective March 31, 2005. In addition, the termination of the GPC agreement also contributed to the decrease in purchased power energy costs. The average cost of purchased power energy for the three months and six months ended June 30, 2006 was 35.0% and 25.5% higher compared to the same periods of 2005. As discussed above, the discontinuation of the capacity and energy pool and the termination of the Morgan Stanley and GPC agreements all contributed to the increase in the average energy cost per MWh.

Depreciation and amortization expense increased 10.4% for the six-month period ended June 30, 2006 compared to the same period of 2005 primarily as a result of accelerated amortization of deferred amortization of capital leases.

Other Income

Investment income increased 57.1% and 36.8% (or $4.8 million and $6.1 million, respectively) in the current three-month and six-month periods compared to the same periods of 2005 due to higher earnings from Oglethorpe's decommissioning trust fund established in accordance with the regulations of the Nuclear Regulatory Commission (NRC) and from higher interest earnings on cash and cash equivalent investments principally as a result of higher returns on these investments.

Balance Sheet Analysis as of June 30, 2006

General

Assets

Property additions for the six months ended June 30, 2006 totaled $49.1 million, primarily for purchases of nuclear fuel and for additions, replacements, and improvements to existing generation facilities. Conversely, approximately $20.0 million of fully depreciated assets were retired during the period.

Construction work in progress increased by $12.0 million in the six months ended June 30, 2006, primarily due to costs incurred for various replacement and improvement projects at existing generation facilities.

Long-term investments increased by $19.9 million in the six months ended June 30, 2006, from $46.3 million to $66.2 million. The increase in long-term investments was largely due to the investment of $33.0 million in long-term securities. This investment, which relates to nuclear decommissioning funds held internally, was previously invested on a shorter term basis and included in cash and cash equivalents. Based on updated timing projections for the use of these funds, management decided to invest these funds in longer-term investments which yield higher returns. The increase in long-term investments was somewhat offset by a reduction in the investment in auction rate securities, which are included as a component of long-term investments.

Cash and cash equivalents and restricted short-term investments decreased $74.6 million and $173.9 million, respectively, principally due to the timing of certain debt and interest payments, payments to GPC, and property additions. The $39.5 million proceeds from the sale of SO2 allowances (as discussed in Note E) essentially offset the $33.0 million transfer of funds into certain long-term investments.

Restricted cash and cash equivalents at December 31, 2005 represent the proceeds from the refinancing of certain indebtedness associated with pollution control bonds (PCBs) in November 2005, which proceeds were on deposit with a trustee. The proceeds were subsequently used in the first quarter of 2006 to pay principal related to the refinanced PCB debt that matured in January 2006.

The $25.8 million or 26.8% increase in receivables was due in part to an increase in sales to Members (including amounts billed to the Members on behalf of Smarr EMC) in June 2006 as compared to December 2005. In addition, the December 31, 2005 receivable balance included credits available to the Members for a Board approved reduction to 2005 revenue requirements. These credits were realized by the Members during the first quarter of 2006.

Inventories increased by $35.6 million or 37.7%. The coal fuel inventories increased by 239.1%, or $34.5 million. The increase is attributable to the build up of coal inventory during planned maintenance outages at Plant Wansley and Plant Scherer, reduction of generation at Plant Scherer during off peak hours in the months of April through May 2006, and improved performance of rail transportation suppliers (i.e. reduced time in getting coal from the mines to the plants). As noted in "Fuel Supply" in Item 2 of Oglethorpe's 2005 Annual Report on Form 10-K, coal inventory at Plant Scherer was lower than normal at year end due to rail transportation bottlenecks and other issues. Management expects inventory levels to be maintained at or near current levels throughout the remainder of 2006.

Deferred amortization of capital leases decreased $12.2 million primarily due to accelerating the amortization of the regulatory asset associated with Plant Scherer Unit No. 2 (approximately $11.0 million).

Deferred outage costs increased $8.6 million (net of amortization), or 50.6%, largely as a result of the deferral of approximately $9.8 million of refueling outage costs incurred at Plant Hatch Unit No. 1 during the first and second quarters of 2006. In addition, during 2005 Oglethorpe received approval from the RUS to defer major scheduled maintenance costs at the coal units. As of June 30, 2006, approximately $7.8 million of coal unit outage costs incurred at Plant Wansley Unit No. 2 and Plant Scherer Unit No. 1 were deferred in 2006. Deferred outage costs are amortized over the plant's operating cycle.

Equity and Liabilities

The $5.6 million decrease in other accumulated comprehensive loss was due to a $9.7 million decrease in the unrealized loss associated with the interest rate swap arrangements. The decrease in the loss related to the interest rate swaps was primarily a result of rising interest rates. Partially offsetting was a $4.0 million decrease in the unrealized gain associated with the natural gas hedges.

Long-term debt and capital leases due within one year decreased by $31.0 million primarily due to the timing of debt payments to the Federal Financing Bank (FFB). The current portion at December 31, 2005 included five quarterly principal payments, whereas the June 30, 2006 balance included four quarterly payments. The fourth quarter 2005 payment was paid, when due, on January 3, 2006. Similarly, but to a lesser extent, the timing of Plant Scherer Unit No. 2 capital lease payments contributed to the decrease.

Accounts payable decreased 25.3%, or $14.3 million, primarily as a result of a $13.0 million decrease in the payable to GPC for operation and maintenance costs. The payable to GPC largely represents true-up amounts for prior months' expenditures and varies to the extent that actual expenditures are different from estimated amounts provided by GPC.

The decrease in accrued interest was largely due to the timing of principal and interest payments for certain FFB and capital lease debt. The December 31, 2005 balance included amounts payable on January 3, 2006. There was no amount of interest accrued for this FFB debt at June 30, 2006, as a result of the payment made, as due, on that date. The December 31, 2005 accrued interest balance also included an amount for the Plant Scherer Unit No. 2 capital lease that was due on January 3, 2006. The first semi-annual lease payment for 2006 was made on June 30, 2006.

Members' advances totaled $1.6 million at June 30, 2006. The advances represent amounts received from the Members for prepayment of their monthly power bill.

The $2.5 million increase in other current liabilities was primarily due to a $2.9 million accrual for the liability recorded for unrealized losses associated with the natural gas hedges. The natural gas hedges were in a net gain position at December 31, 2005 and a corresponding asset was recorded.

The decrease in the interest rate swap arrangements liability was primarily due to rising interest rates since December 31, 2005. Oglethorpe recorded an unrealized loss related to these swap arrangements of $25.2 million at June 30, 2006, which represents the estimated payment Oglethorpe would make if the swap arrangements were terminated.

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

Liquidity

As of June 30, 2006, Oglethorpe had $505 million of unrestricted available liquidity to meet short-term cash needs and liquidity requirements. This liquidity consisted of (i) approximately $96 million in cash and cash equivalents, (ii) $9 million in other short-term investments, and (iii) $400 million available under three committed working capital line of credit facilities (see discussion below).

Oglethorpe also had $15 million invested in auction rate securities at June 30, 2006. These securities have maturities in excess of one year and as such are classified as long-term investments. However, most of these securities re-price in auctions that occur every 35 days or less, and Oglethorpe has the option of liquidating these securities at the end of any auction period.

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

In addition to unrestricted available liquidity, Oglethorpe had $48 million in restricted short-term investments at June 30, 2006 relating to funds on deposit in a RUS Cushion of Credit Account. For further information on the RUS Cushion of Credit Account, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Liquidity and Sources of Capital—Liquidity" in Oglethorpe's Annual Report on Form 10-K for the year ended December 31, 2005. Oglethorpe does not anticipate making any additional deposits into the Cushion of Credit Account, and expects that all amounts currently on deposit will have been applied against quarterly RUS and FFB debt service by October 2006. Although restricted, these deposits provide a source of short-term liquidity.

Planned Financings

In September 2005, Oglethorpe submitted a $210 million loan application to RUS to fund capital expenditures incurred or expected to be incurred in years 2004 through 2009 which relate to compliance with certain environmental regulations. Due to an increase in the estimated amount of these capital expenditures and the addition of a project, Oglethorpe amended the loan application in June 2006 to increase the requested amount to $440 million. Oglethorpe expects that RUS may act on this loan application in the fall of 2006 or in 2007. If approved, this loan would be funded through the FFB and guaranteed by the RUS, and the debt would be secured under Oglethorpe's Mortgage Indenture.

Oglethorpe intends to submit a $98 million loan application to RUS in the third quarter of 2006 to fund certain general capital expenditures incurred or expected to be incurred in years 2006-2009 at its existing facilities. Oglethorpe does not expect RUS to act on this loan application until 2008 at the earliest. If approved, this loan would be funded through FFB and guaranteed by the RUS, and the debt would be secured under Oglethorpe's Mortgage Indenture.

As more fully discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Financing Activities" in Oglethorpe's Annual Report on Form 10-K for the year ended December 31, 2005, Oglethorpe is evaluating various options to extend the maturities of a portion of its FFB and PCB debt in connection with the extension of its wholesale power contracts from 2025 to 2050. In July 2006, Oglethorpe submitted to RUS a request for consideration that would allow it to extend the final maturity on approximately $850 million of existing FFB debt. While the exact amount that Oglethorpe may ultimately extend is not yet known, any FFB debt that does get extended will typically add approximately 20 years to the life of the debt while keeping the interest rate unchanged.

Also for the purpose of extending debt maturities, Oglethorpe plans to refinance $372 million of tax-exempt PCB debt in two separate transactions that are both expected to close in October 2006. Oglethorpe expects to issue both variable rate demand bonds and auction rate securities as part of these two refinancings. Just as with the debt that is being refinanced, the refunding bonds will be secured under Oglethorpe's Mortgage Indenture.

Oglethorpe also plans to issue $200 million of new taxable debt in a transaction that is expected to close in October 2006. This debt is being issued to finance capital improvements to Oglethorpe's generating facilities and for other general purposes. Oglethorpe expects to issue this debt in the form of fixed rate taxable bonds that will be secured under Oglethorpe's Mortgage Indenture.

Option for Additional Vogtle Units

As reported under "OGLETHORPE'S POWER SUPPLY RESOURCES—Future Power Resources" and under "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—Capital Requirements—Capital Expenditures" in Oglethorpe's Annual Report on Form 10-K for the year ended December 31, 2005, and on Form 8-K dated April 21, 2006, Oglethorpe has the option to participate in up to 30% of up to two additional nuclear units at Plant Vogtle. Oglethorpe is currently participating in 30% of the development costs, with the option to reduce participation, either partially or completely. Through April 2008, the currently anticipated latest date for Oglethorpe to reduce participation, Oglethorpe expects to pay GPC between $25 to $50 million, depending on the progress of development work, for the 30% share, which would be refundable pro rata with interest if Oglethorpe reduces participation. In the event Oglethorpe continues to participate, it preliminarily estimates that the cost of a 30% share would be approximately $1.8 billion, including interest during construction. This estimate is subject to revision as development work continues. As part of the evaluation of its participation, Oglethorpe is evaluating alternative sources of financing, including RUS-guaranteed FFB financing. Given the long lead-time associated with obtaining RUS financing, Oglethorpe intends to submit a loan application to RUS in the fall of 2006 for $1.8 billion. However, Oglethorpe will continue to evaluate other sources of financing.

New Accounting Interpretation

For discussion of FIN 48 see Note B of Notes to Condensed Financial Statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As discussed under "Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk—Interest Rate Swap Transactions" in Oglethorpe's Annual Report on Form 10-K for the year ended December 31, 2005, since 1993 Oglethorpe has had in place two interest rate swap transactions covering $279 million of notional principal currently outstanding under two separate series of PCBs (Burke Series 1993A and Burke Series 1994A). Under the swap arrangements, Oglethorpe is obligated to make payments to the swap counterparty (AIG-FP) based on the aggregate amount of bonds outstanding and a contractual fixed rate of interest, while AIG-FP is obligated to make payments to Oglethorpe based on the aggregate amount of bonds outstanding and a variable rate equal to the variable rate accruing on the bonds. Georgia Transmission Corporation (GTC) has assumed an obligation for a portion of the Series 1993A and Series 1994A PCBs and has also assumed an obligation in an amount that is equal to their share of the PCBs for any amounts due under the swaps with AIG-FP. Oglethorpe's share of the notional principal currently outstanding is $232 million.

Oglethorpe has entered into two new swap transactions with JPMorgan Chase Bank (JPMorgan) as counterparty. These new swaps use as notional principal Oglethorpe's share of the Series 1993A and Series 1994A PCBs and are designed to convert the contractual variable rate of interest Oglethorpe receives under the swaps with AIG-FP to a longer-term contractual variable rate of interest that Oglethorpe will receive from JPMorgan. The swaps with JPMorgan became effective August 1, 2006. As with the AIG-FP swaps, unless terminated early, the JPMorgan swaps will extend for the life of the underlying PCBs, which is January 2016 and January 2019 for the Series 1993A and Series 1994A bonds, respectively.

The swaps with JPMorgan contain credit thresholds associated with any investment grade rating level. These thresholds represent the amount of credit that each party will provide to the other party at any given rating level. If the mark to market value of the swaps indicates a level of JPMorgan exposure to Oglethorpe that exceeds the credit threshold, Oglethorpe would have to post collateral so that the sum of the posted collateral and the given threshold are equal to the mark to market valuation. If Oglethorpe's ratings fall below investment grade, under certain circumstances JPMorgan can terminate the swaps. In the event of a termination, either party could owe the other party a termination payment depending on the market value of the swap position. Based on current rating levels and the mark to market position on these swaps, in the near term Oglethorpe's management does not have any reason to expect a downgrade to a level that would require it to post collateral or that would cause the swaps to be terminated.

Oglethorpe's other market risks have not changed materially from the market risks reported in Oglethorpe's 2005 Annual Report on Form 10-K.

Item 4. Controls and Procedures

As of June 30, 2006, Oglethorpe had carried out an evaluation, under the supervision and with the participation of its management, including its President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Oglethorpe's disclosure controls and procedures are effective.

No changes occurred in Oglethorpe's internal control over financial reporting or other factors that could significantly affect its internal control over financial reporting during the quarter ended June 30, 2006 that have affected, or are reasonably likely to materially affect, Oglethorpe's internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Environmental Matters

For information about legal and regulatory proceedings regarding environmental matters that could have an effect on Oglethorpe, see Note D to Notes to Condensed Financial Statements (Unaudited).

Item 1A. Risk Factors

There have not been any material changes in Oglethorpe's risk factors from those disclosed in Item 1A of Oglethorpe's Annual Report on Form 10-K for the year ended December 31, 2005.

Item 5. Other Information

As reported under "OGLETHORPE POWER CORPORATION—Competition" in Oglethorpe's Annual Report on Form 10-K for the year ended December 31, 2005, Members of Oglethorpe have and could consider withdrawing from membership in Oglethorpe and assignment of the Wholesale Power Contract to a third party. Grady EMC and Three Notch EMC (together representing 1.3% of Oglethorpe's 2005 revenue) have informed Oglethorpe that they are together contemplating withdrawal as an option in their power supply planning. While discussions are on-going about how best to consider this option in their power supply decisions, these Members have not provided to Oglethorpe the required form notice of intent to withdraw.

W. Clayton Robbins, Senior Vice President, Government Relations and Chief Administrative Officer, and Billy Ussery, Senior Vice President, Member and External Relations, have recently joined Oglethorpe's Executive Team.

Item 6. Exhibits

Number	Description
4.6	Second Amended and Restated Loan Contract, dated as of May 31, 2006, between Oglethorpe and the United States of America, together with one note executed and delivered pursuant thereto.
4.7.1(hh)	Thirty-Third Supplemental Indenture, dated as of May 1, 2006, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2006 (FFB P-8) Note and Series 2006 (RUS P-8) Reimbursement Note.
10.17.1(b)
Agreement to Extend the Term of the Member Transmission Service Agreement, dated as of August 2, 2006, by and between Oglethorpe and Georgia Transmission Corporation (An Electric Membership Corporation).
31.1	Rule 13a-14(a)/15d-14(a) Certification, by Thomas A. Smith (Principal Executive Officer).
31.2	Rule 13a-14(a)/15d-14(a) Certification, by Elizabeth B. Higgins (Principal Financial Officer).
32.1	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Thomas A. Smith (Principal Executive Officer).
32.2	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Elizabeth B. Higgins (Principal Financial Officer).
99.1	Member Financial and Statistical Information (for calendar years 2003-2005).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oglethorpe Power Corporation (An Electric Membership Corporation)
Date: August 14, 2006	By:	/s/ Thomas A. Smith Thomas A. Smith President and Chief Executive Officer
Date: August 14, 2006		/s/ Mark Chesla Mark Chesla Vice President, Controller (Chief Accounting Officer)

QuickLinks

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
  Oglethorpe Power Corporation Condensed Balance Sheets June 30, 2006 and December 31, 2005
  Oglethorpe Power Corporation Condensed Balance Sheets June 30, 2006 and December 31, 2005
  Oglethorpe Power Corporation Condensed Statements of Revenues and Expenses (Unaudited) For the Three and Six Months Ended June 30, 2006 and 2005
  Oglethorpe Power Corporation Condensed Statements of Patronage Capital and Membership Fees and Accumulated Other Comprehensive Loss (Unaudited) For the Six Months Ended June 30, 2006 and 2005
  Oglethorpe Power Corporation Condensed Statements of Cash Flows (Unaudited) For the Six Months Ended June 30, 2006 and 2005
Oglethorpe Power Corporation Notes to Condensed Financial Statements (Unaudited) June 30, 2006 and 2005
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
  PART II — OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 5. Other Information
  Item 6. Exhibits
SIGNATURES