Form 10-Q
period 2006-09-30
OGLETHORPE POWER CORP
filed 2006-11-13
CIK 788816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

Commission File No. 33-7591

Oglethorpe Power Corporation

(An Electric Membership Corporation)

(Exact name of registrant as specified in its charter)

Georgia	58-1211925
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization	identification no.)
2100 East Exchange Place
Tucker, Georgia	30084
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code	(770) 270-7600

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):  Large Accelerated Filer ☐   Accelerated Filer ☐   Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The registrant is a membership corporation and has no authorized or outstanding equity securities.

OGLETHORPE POWER CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2006

		Page No.
PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Balance Sheets as of September 30, 2006 (Unaudited) and December 31, 2005	3
	Condensed Statements of Revenues and Expenses (Unaudited) for the Three Months and Nine Months ended September 30, 2006 and 2005	5
	Condensed Statements of Patronage Capital and Membership Fees and Accumulated Other Comprehensive Deficit (Unaudited) for the Nine Months ended September 30, 2006 and 2005	6
	Condensed Statements of Cash Flows (Unaudited) For the Nine Months ended September 30, 2006 and 2005	7
	Notes to Condensed Financial Statements (Unaudited) For the Nine Months ended September 30, 2006 and 2005	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	19
PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 5.	Other Information	20
Item 6.	Exhibits	20
SIGNATURES		21

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Oglethorpe Power Corporation
Condensed Balance Sheets
September 30, 2006 and December 31, 2005

	(dollars in thousands)
	2006	2005
	(Unaudited)
Assets
Electric plant:
In service	$5,796,667	$5,804,772
Less: Accumulated provision for depreciation	(2,460,476)	(2,377,671)
	3,336,191	3,427,101
Nuclear fuel, at amortized cost	99,058	94,159
Construction work in progress	49,763	26,721
	3,485,012	3,547,981
Investments and funds:
Decommissioning fund, at market	221,842	206,364
Deposit on Rocky Mountain transactions, at cost	93,227	88,689
Bond, reserve and construction funds, at market	6,314	7,252
Investment in associated companies, at cost	40,431	38,696
Long-term investments, at market	82,980	46,265
Other, at cost	1,044	1,044
	445,838	388,310
Current assets:
Cash and cash equivalents, at cost	161,952	170,734
Restricted cash and cash equivalents, at cost	—	16,156
Restricted short-term investments, at cost	49,580	222,328
Other short-term investments, at market	—	9,337
Receivables	102,203	96,486
Inventories, at average cost	131,964	94,574
Prepayments and other current assets	3,688	5,171
	449,387	614,786
Deferred charges:
Premium and loss on reacquired debt, being amortized	111,983	121,431
Deferred amortization of capital leases	95,896	108,790
Deferred debt expense, being amortized	22,833	23,293
Deferred outage costs, being amortized	25,415	16,993
Other	3,772	6,491
	259,899	276,998
	$4,640,136	$4,828,075

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Balance Sheets
September 30, 2006 and December 31, 2005

	(dollars in thousands)
	2006	2005
	(Unaudited)
Equity and Liabilities
Capitalization:
Patronage capital and membership fees	$507,778	$479,308
Accumulated other comprehensive deficit	(31,116)	(34,339)
	476,662	444,969
Long-term debt	2,918,221	3,048,442
Obligation under capital leases	289,127	304,897
Obligation under Rocky Mountain transactions	93,227	88,689
	3,777,237	3,886,997
Current liabilities:
Long-term debt and capital leases due within one year	227,686	217,743
Accounts payable	31,246	56,516
Accrued interest	45,511	54,221
Accrued and withheld taxes	38,902	29,041
Members’ advances	—	74,471
Other current liabilities	9,483	9,293
	352,828	441,285
Deferred credits and other liabilities:
Gain on sale of plant, being amortized	39,104	40,960
Net benefit of Rocky Mountain transactions, being amortized	64,503	66,892
Asset retirement obligations	280,420	267,406
Accumulated retirement costs for other obligations	56,526	56,913
Interest rate swap arrangements	30,852	34,910
Other	38,666	32,712
	510,071	499,793
	$4,640,136	$4,828,075

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Revenues and Expenses (Unaudited)
For the Three and Nine Months Ended September 30, 2006 and 2005

	(dollars in thousands)
	Three Months		Nine Months
	2006	2005	2006	2005
Operating revenues:
Sales to Members	$330,294	$314,777	$874,773	$873,633
Sales to non-Members	312	7,958	1,084	24,888
Total operating revenues	330,606	322,735	875,857	898,521
Operating expenses:
Fuel	129,992	138,400	289,356	277,570
Production	64,888	62,062	189,793	188,222
Purchased power	53,381	69,879	146,907	197,877
Depreciation and amortization	36,376	38,291	120,866	114,790
Accretion	2,176	20,173	14,147	25,384
Gain on sale of emission allowances	—	(57,046)	(39,529)	(57,663)
Total operating expenses	286,813	271,759	721,540	746,180
Operating margin	43,793	50,976	154,317	152,341
Other income (expense):
Investment income	6,763	8,611	29,415	25,174
Other	1,990	1,251	6,491	5,397
Total other income	8,753	9,862	35,906	30,571
Interest charges:
Interest on long-term debt and capital leases	50,137	50,892	149,924	152,127
Other interest	772	945	2,282	2,666
Allowance for debt funds used during construction	(1,042)	(447)	(2,272)	(1,402)
Amortization of debt discount and expense	3,939	3,948	11,819	11,834
Net interest charges	53,806	55,338	161,753	165,225
Net margin (deficit)	$(1,260)	$5,500	$28,470	$17,687

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Patronage Capital and Membership Fees
and Accumulated Other Comprehensive Deficit (Unaudited)
For the Nine Months Ended September 30, 2006 and 2005

	(dollars in thousands)
	Patronage	Accumulated
	Capital and	Other
	Membership	Comprehensive
	Fees	(Deficit)	Total
Balance at December 31, 2004	$461,655	$(46,896)	$414,759
Components of comprehensive margin:
Net margin	17,687		17,687
Unrealized gain on interest rate swap arrangements		6,880	6,880
Unrealized gain on available-for-sale securities		943	943
Unrealized gain on financial gas hedges		1,792	1,792
Total comprehensive margin			27,302

Balance at September 30, 2005	$479,342	$(37,281)	$442,061
Balance at December 31, 2005	$479,308	$(34,339)	$444,969
Components of comprehensive margin:
Net margin	28,470		28,470
Unrealized gain on interest rate swap arrangements		4,799	4,799
Unrealized gain on available-for-sale securities		126	126
Unrealized loss on financial gas hedges		(1,702)	(1,702)
Total comprehensive margin			31,693

Balance at September 30, 2006	$507,778	$(31,116)	$476,662

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2006 and 2005

	(dollars in thousands)
	2006	2005
Cash flows from operating activities:
Net margin	$28,470	$17,687
Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization, including nuclear fuel	177,089	169,320
Net accretion cost	14,147	25,384
Allowance for equity funds used during construction	(597)	(265)
Amortization of deferred gains associated with sales	(4,245)	(4,245)
Deferred outage costs	(24,777)	(20,698)
Other	725	689
Change in operating assets and liabilities:
Receivables	(5,039)	(21,618)
Inventories	(37,390)	6,686
Prepayments and other current assets	325	262
Accounts payable	(25,270)	10,913
Accrued interest	(8,710)	(23,625)
Accrued and withheld taxes	9,861	19,402
Other current liabilities	(352)	5,620
Total adjustments	95,767	167,825
Net cash provided by operating activities	124,237	185,512
Cash flows from investing activities:
Property additions	(71,868)	(48,870)
Activity in bond, reserve and construction funds—Purchases	(176)	(148)
—Proceeds	1,178	924
Decrease in restricted cash and cash equivalents	16,156	11,781
Decrease (increase) in restricted and other short-term investments	182,218	(119,420)
Increase in investment in associated companies	(1,987)	(4,461)
Activity in other long-term investments—Purchases	(299,748)	(383,304)
—Proceeds	263,994	405,065
(Decrease) increase in Members’ advances	(74,471)	121,843
Activity in decommissioning fund—Purchases	(613,238)	(539,290)
—Proceeds	599,218	530,313
Decrease (increase) in equipment prepayments	1,128	(1,011)
Net cash provided by (used in) investing activities	2,404	(26,578)
Cash flows from financing activities:
Long-term debt proceeds	—	8,647
Long-term debt payments	(136,048)	(150,753)
Debt related costs	(1,911)	(2,059)
Other	2,536	2,764
Net cash used in financing activities	(135,423)	(141,401)
Net (decrease) increase in cash and cash equivalents	(8,782)	17,533
Cash and cash equivalents at beginning of period	170,734	133,669
Cash and cash equivalents at end of period	$161,952	$151,202
Cash paid for:
Interest (net of amounts capitalized)	$158,644	$177,016
Income taxes	—	—

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Notes to Condensed Financial Statements (Unaudited)
September 30, 2006 and 2005

(A)       General.   The condensed financial statements included in this report have been prepared by Oglethorpe Power Corporation (Oglethorpe), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the information furnished in this report reflects all adjustments (which include only normal recurring adjustments) and estimates necessary to fairly state, in all material respects, the results for the periods ended September 30, 2006 and 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although Oglethorpe believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Oglethorpe’s latest Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC. Certain amounts for 2005 have been reclassified to conform to the current period presentation. The results of operations for the three-month and nine-month periods ended September 30, 2006 are not necessarily indicative of results to be expected for the full year. As noted in Oglethorpe’s 2005 Annual Report on Form 10-K, substantially all of Oglethorpe’s sales are to its 38 electric distribution cooperative members (the Members) and, thus, the receivables on the accompanying balance sheets are principally from its Members. (See “Notes to Financial Statements” in Oglethorpe’s 2005 Annual Report on Form 10-K.)

(B)        New Accounting Interpretation.   In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of Financial Accounting Standards No. 109 Positions” (FIN 48). FIN 48 is effective January 1, 2007 and requires Oglethorpe to record any change in net assets that result from the adoption of FIN 48 as an adjustment to the opening balance of patronage capital.

FIN 48 is applicable to all uncertain tax positions accounted for under Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes”, and is not intended to be applied by analogy to other taxes, such as sales taxes, value-add taxes, or property taxes.

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

FIN 48 requires that Oglethorpe make qualitative and quantitative disclosures, including discussion of reasonably possible changes that might occur in the recognized benefits over the next twelve months; a description of open tax years by major jurisdictions; and a roll-forward of all unrecognized tax benefits, presented as a reconciliation of the beginning and ending balances of the unrecognized tax benefits on a aggregated basis. Oglethorpe is evaluating what impact, if any, the adoption of FIN 48 will have on Oglethorpe’s financial position or results of operations.

(C)        New Accounting Standard.   In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the application of SFAS No. 157 may change the current practice for measuring fair value. SFAS No. 157 is effective

January 1, 2008 and Oglethorpe is evaluating the impact, if any, that the adoption of SFAS No. 157 will have on Oglethorpe’s financial position or results of operations.

(D)       Accumulated Comprehensive Deficit.   The table below provides a detail of the beginning and ending balance for each classification of other comprehensive deficit along with the amount of any reclassification adjustments included in margin for each of the periods presented in the Statement of Patronage Capital and Membership Fees and Accumulated Other Comprehensive Deficit. There were no material changes in the nature, timing or amounts of expected (gain) loss reclassified to net margin from the amounts disclosed in Oglethorpe’s Annual Report on Form 10-K for the year ended December 31, 2005.

Oglethorpe’s effective tax rate is zero; therefore, all amounts below are presented net of tax.

	Accumulated Other Comprehensive Deficit
	(dollars in thousands)
	Interest Rate	Available-for-sale	Financial
	Swap Arrangements	Securities	Gas Hedges	Total
Balance at December 31, 2004	($45,254)	($1,506)	($136)	($46,896)
Unrealized gain/(loss)	6,880	943	2,133	9,956
(Gain) loss reclassified to net margin	—	—	(341)	(341)

Balance at September 30, 2005	($38,374)	($563)	$1,656	($37,281)

Balance at December 31, 2005	($34,910)	($588)	$1,159	($34,339)
Unrealized gain/(loss)	4,799	252	(4,456)	595
(Gain) loss reclassified to net margin	—	(126)	2,754	2,628

Balance at September 30, 2006	($30,111)	($462)	($543)	($31,116)

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

Company (GPC) alleging violations of the Clean Air Act at Plant Wansley. The complaint alleges violations of opacity limits at both the coal-fired units, in which Oglethorpe is a co-owner, and other violations at several of the combined cycle units in which Oglethorpe has no ownership interest. This civil action requests injunctive and declaratory relief, civil penalties, a supplemental environmental project and attorneys’ fees. In December 2004, the U.S. District Court for the Northern District of Georgia issued an Order holding GPC liable for certain violations of opacity limits at the coal-fired units. In March 2006, the US Court of Appeals for the Eleventh Circuit reversed the Order, remanding it back to the District Court for trial on the issues. Additional briefs have been filed and oral argument on pending motions for summary judgment was presented on November 3, 2006. A ruling is expected by the end of the year. While Oglethorpe believes that Plant Wansley has complied with applicable laws and regulations, resolution of this matter is uncertain at this time, as is Oglethorpe’s responsibility, if any, for a share of any penalties or other costs that might be assessed against GPC.

In January 2003, the Sierra Club appealed an unsuccessful challenge to an air operating permit for the Chattahoochee combined cycle facility to the U.S. Court of Appeals for the Eleventh Circuit. Oglethorpe acquired this facility when it merged with Chattahoochee EMC in May 2003. Oglethorpe intervened in the appeal on behalf of the U.S. Environmental Protection Agency (EPA). In May 2004, the Court ruled in favor of the Sierra Club, invalidating EPA’s denial of the petition and remanding the matter to EPA for further consideration. In November 2005, EPA issued an order denying Sierra Club’s petition to object to the Chattahoochee facility’s air operating permit. In January 2006, the Sierra Club filed an appeal of that order to the U.S. Court of Appeals for the Eleventh Circuit. Oglethorpe has again intervened in the appeal on behalf of EPA, briefing has been completed and oral argument has been scheduled for the last week of February, 2007. Although Oglethorpe believes that the appeal will not affect facility operations pending further consideration and that favorable outcome in this matter is likely, an unfavorable ruling could temporarily affect the ability of the facility to continue operations.

(F)         Sale of SO2 Allowances.   For the three-month and nine-month periods ended September 30, 2006 and 2005, Oglethorpe sold SO2 allowances in excess of its needs to various third parties and received approximately $0 and $39.5 million in net proceeds from these sales compared to $57.0 million and $57.7 million for the same periods of 2005. The gain on these sales is reflected in the “Gain on sale of emission allowances” in the accompanying Condensed Statements of Revenues and Expenses (Unaudited).

(G)      Subsequent Event.   On October 12, 2006, Oglethorpe issued $300,000,000 of First Mortgage Bonds, Series 2006 (the “Bonds”). The Bonds bear interest at 5.534 percent per year and pay interest semiannually on January 1 and July 1 of each year, beginning on January 1, 2007. The Bonds will be subject to mandatory sinking fund redemption at a redemption price of 100% of the principal amount of the Bonds being redeemed, plus accrued interest, commencing on January 1, 2031 and on each January 1 afterwards, to and including January 1, 2034. The Bonds have a final maturity due on January 1, 2035. The principal amount of the Bonds being redeemed on each mandatory sinking fund redemption date and the principal amount payable on the final maturity date is $60,000,000. The payment of principal of and interest on the Bonds when due is insured by a surety bond issued by Financial Guaranty Insurance Company.

On October 24, 2006, the Development Authority of Burke County (Georgia) and the Development Authority of Monroe County (Georgia) (collectively, the “Authorities”) issued, on Oglethorpe’s behalf, $238,095,000 in aggregate principal amount of tax-exempt refunding bonds (the “Series 2006 Variable Rate Refunding Bonds”) for the purpose of refunding certain outstanding tax-exempt bonds issued by the Authorities on Oglethorpe’s behalf. Georgia Transmission Corporation (An Electric Membership Corporation) assumed 100% of Oglethorpe’s obligations with respect to $40,150,000 of the Series 2006 Variable Rate Refunding Bonds. The Series 2006 Variable Rate Refunding Bonds were issued as variable rate demand bonds and initially bear interest at a commercial paper rate. Payment of the principal of, and interest on, the Series 2006 Variable Rate Refunding Bonds when due is insured by Ambac Assurance Corporation, and payment of the purchase price of the Series 2006 Variable Rate Refunding Bonds that are tendered but not remarketed will be made from funds under a standby liquidity facility with Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank International,” New York Branch. In connection with the issuance of the Series 2006 Variable Rate Refunding Bonds, Oglethorpe issued separate promissory notes, secured under Oglethorpe’s Mortgage Indenture, that evidence Oglethorpe’s obligations to make payments that correspond to payments due under each series of the Series 2006 Variable Rate Refunding Bonds. The Series 2006 Variable Rate Refunding Bonds have bullet maturities in 2036, 2038, 2039, 2040 and 2041.

Also on October 24, 2006, the Authorities issued, on Oglethorpe’s behalf, $133,550,000 in aggregate principal amount of tax-exempt refunding bonds (the “Series 2006 Auction Rate Refunding Bonds”) for the purpose of refunding certain outstanding tax-exempt bonds issued by the Authorities on Oglethorpe’s behalf. The Series 2006 Auction Rate Refunding Bonds were issued initially as 7-day auction rate securities and have an initial interest payment date of November 2, 2006. Payment of the principal of, and interest on, the Series 2006 Auction Rate Refunding Bonds when due is insured by Ambac Assurance Corporation. In connection with the issuance of the Series 2006 Auction Rate Refunding Bonds, Oglethorpe issued separate promissory notes, secured under Oglethorpe’s Mortgage Indenture, that evidence Oglethorpe’s obligations to make payments that correspond to payments due under each series of the Series 2006 Auction Rate Refunding Bonds. The Series 2006 Auction Rate Refunding Bonds have bullet maturities in 2036 and 2037.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the Three Months and Nine Months Ended September 30, 2006 and 2005

Net Margin

Oglethorpe’s net margin (deficit) for the three-month and nine-month periods ended September 30, 2006 was ($1.3) million and $28.5 million, compared to $5.5 million and $17.7 million for the same periods of 2005. The net margin variances for the three-month and nine-month periods ended September 30, 2006 compared to the same periods of 2005 primarily relates to the gain on sale of SO2 allowances as discussed in Note F to Oglethorpe’s Condensed Financial Statements (Unaudited).

Throughout the year, Oglethorpe monitors its financial results and, with Board approval, makes budget adjustments when and as necessary to ensure that a net margin equivalent to the minimum 1.10 Margins for Interest (MFI) Ratio required under the Mortgage Indenture is achieved. Oglethorpe’s management anticipates that the margin for the year ended December 31, 2006 will be approximately $18 million, which will yield an MFI Ratio of 1.10, consistent with prior years. For additional information on Oglethorpe’s margin requirement, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Cooperative Operations—Rates and Regulation” in Oglethorpe’s Annual Report on Form 10-K for the year ended December 31, 2005.

Operating Revenues

Oglethorpe’s operating revenues fluctuate from period to period based on factors including weather and other seasonal factors, load growth in the service territories of its Members, operating costs, availability of electric generation resources, Oglethorpe’s decisions of whether to dispatch its owned or purchased resources or Member-owned resources over which it has dispatch rights and by Members’ decisions of whether to purchase a portion of their hourly energy requirements from Oglethorpe resources or from other suppliers.

Total revenues from sales to Members were 4.9% and 0.1% higher for the three and nine-month periods ended September 30, 2006, respectively, than such revenues for the same periods of 2005. Megawatt-hour (MWh) sales to Members increased 0.3% during the current quarter of 2006 and decreased 3.3% for the nine months ended September 30, 2006 compared to the same periods of 2005. The average total revenue per MWh from sales to Members increased 4.6% and 3.6% for the three-month and nine-month periods ended September 30, 2006 compared to the same periods of 2005. For the current quarter of 2006 compared to the same period of 2005, the increase in MWhs supplied to Members varied only slightly. For the nine-month period ended September 30, 2006 compared to the same period of 2005, the decrease in MWhs supplied by Oglethorpe to its Members was partly due to the discontinuation of its capacity and energy pool, through which Oglethorpe bought and sold short-term energy from/to non-Members for the benefit of Members participating in the pool. The capacity and energy pool was discontinued effective March 31, 2005. The termination effective March 31, 2006, of an agreement to purchase capacity and energy from Georgia Power Corporation (GPC) also contributed to the decrease in MWhs sold to Members. The spreading of Oglethorpe’s fixed costs (which remain relatively unchanged except that this effect has been somewhat mitigated by the cash generated from the sale of SO2 allowances as discussed below) over fewer MWhs sold has the effect of increasing Oglethorpe’s average cost of power. For further discussion regarding purchased power costs, see “Operating Expenses” below.

The components of Member revenues for the three months and nine months ended September 30, 2006 and 2005 were as follows (amounts in thousands except for cents per kilowatt hour):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Capacity revenues	$144,661	$118,098	$435,613	$424,817
Energy revenues	185,633	196,679	439,160	448,816
Total	$330,294	$314,777	$874,773	$873,633
Kilowatt hours sold to Members	6,624,577	6,602,315	17,424,227	18,026,627
Cents per kilowatt hour	4.99¢	4.77¢	5.02¢	4.85¢

Capacity revenues for the three-month and nine-month periods ended September 30, 2006 increased 22.5% and 2.5% compared to the same periods of 2005. The third quarter and year-to-date 2005 capacity revenues reflect reduced collections from Members ($40.4 million) as budgeted. Year-to-date capacity revenues for 2006 reflect reduced collections from Members ($20.9 million) as budgeted. Both the 2006 and 2005 reduced revenue collections relate to gains on sale of SO2 allowances as discussed above. Energy revenues were 5.6% and 2.2% lower for the three-month and nine-month periods ended September 30, 2006 compared to the same periods of 2005. Oglethorpe’s average energy revenue per MWh from sales to Members was 5.9% lower for the current quarter and 1.2% higher year-to-date 2006 as compared to the same periods of 2005. The decrease in energy revenues for the current quarter of 2006 was primarily due to decreases in the pass through of lower purchased power costs and lower fuel costs. (For a discussion on purchased power costs and fuel costs see “Operating Expenses” below.) For the nine-month period ended September 30, 2006, as compared to the same period of 2005, an increase in fuel costs was more than offset by a decrease in the pass through of purchased power energy costs resulting partly from the discontinuation of Oglethorpe’s capacity and energy pool, effective March 31, 2005 and partly from expiration, effective March 31, 2006, of the GPC purchased power agreement.

Sales to non-Members for the three-month and nine-month periods ended September 30, 2005 consisted primarily of capacity and energy sales to Alabama Electric Cooperative under an agreement to sell 100 MW of capacity for the period June 1998 through December 2005. In addition, in the first quarter of 2005, Oglethorpe sold short-term energy to non-Members for the benefit of Members participating in its capacity and energy pool. As a result of the termination of the agreement with Alabama Electric Cooperative and the discontinuation of the capacity and energy pool, total non-Member revenues for the three-month and nine-month periods of 2006 were $312,000 and $1.1 million compared to $8.0 million and $24.9 million, respectively, for the same periods of 2005.

Operating Expenses

Operating expenses for the three-month and nine-month periods ended September 30, 2006 (excluding the gain on the sale of SO2 allowances of $0 and $39.5 million for the three and nine-month periods ended September 30, 2006, respectively, and $57.0 and $57.7 for the same periods of 2005, respectively,) were 12.8% and 5.3% lower for the current quarter and for the nine-month period of 2006 compared to the same periods of 2005. The decrease in operating expenses for the three-month and nine-month periods ended September 30, 2006 compared to the same periods of 2005 was primarily due to decreases in purchased power and accretion expenses. The decrease in the current quarter of 2006 was also attributable to a decrease in fuel expense. For the nine-month period of 2006 compared to the same period of 2005, the decrease in purchased power and accretion expenses were offset somewhat by increases in fuel and depreciation expenses.

For the three-month and nine-month periods ended September 30, 2006 compared to the same periods of 2005, total fuel costs decreased 6.1% and increased 4.3%, respectively, while total generation increased 1.5% and 2.0%, respectively. The decrease in total fuel costs of 6.1% and the decrease in average fuel costs of 7.5% in the current quarter of 2006 as compared to the same quarter of 2005 resulted primarily from significantly lower prices for natural gas fuel costs. For the nine months ended September 30, 2006 compared to the same period of 2005, the increase in total fuel costs resulted from the mix in generation, with a higher percentage of generation from natural gas facilities in 2006 than in 2005. The higher natural gas generation, with its higher average fuel cost compared to coal and nuclear, yielded a 2.2% increase in average fuel cost for the nine-month period ended September 30, 2006 compared to the same period of 2005. Higher coal fuel costs also contributed to the increase in average fuel costs year-to-date 2006 compared to 2005.

Total purchased power costs decreased 23.6% and 25.8% for the three-month and nine-month periods ended September 30, 2006 compared to the same periods of 2005. Purchased MWhs decreased 35.0% and 41.4% for the three and nine months ended September 30, 2006, respectively, compared to the same periods of 2005. The average cost per MWh of total purchased power increased 17.5% and 26.8% for the three and nine months ended September 30, 2006, respectively, compared to the same periods of 2005. Purchased power costs were as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
	(dollars in thousands)		(dollars in thousands)
Capacity costs	$10,305	$15,086	$35,172	$45,120
Energy costs	43,076	54,793	111,735	152,757
Total	$53,381	$69,879	$146,907	$197,877

Purchased power capacity costs decreased 31.7% and 22.1% for the three and nine months ended September 30, 2006, respectively as compared to the same periods of 2005. The decrease in purchased power capacity costs resulted from the termination of the GPC agreement as discussed above. Purchased power energy costs for the three-month and nine-month periods ended September 30, 2006 were 21.4% and 26.9% lower compared to the same periods of 2005. The decrease in purchased power energy costs for the current quarter of 2006 compared to the same quarter of 2005 resulted primarily from the termination of the GPC agreement. The decrease in purchased power energy costs for the nine months ended September 30, 2006 compared to the same period of 2005 resulted partly from the discontinuation of the capacity and energy pool effective March 31, 2005 and partly from the termination of the GPC agreement effective March 31, 2006. The average cost of purchased power energy for the three-month and nine-month periods ended September 30, 2006 was 20.9% and 24.9% higher compared to the same periods of 2005. The termination of the GPC agreement with its favorable energy cost to Oglethorpe contributed to the increase in the average energy cost per MWh.

Accretion expense represents the change in the asset retirement obligations due to the passage of time. For nuclear decommissioning, Oglethorpe records a regulatory asset or liability for the timing difference in accretion recognized under SFAS No. 143, “Accounting for Asset Retirement Obligations”, compared to the expense recovered for ratemaking purposes. The accretion expense recognized is equal to the earnings from the decommissioning trust fund. The earnings in 2006 have been higher than in 2005. Additionally, in 2005 the Board of Directors approved the acceleration of the amortization of $16.6 million of deferred asset retirement costs.

Depreciation and amortization expense increased 5.3% for the nine-month period ended September 30, 2006 compared to the same period of 2005 primarily as a result of accelerated amortization of deferred amortization of capital leases.

Other Income

Investment income decreased 21.5% and increased 16.9% (or ($1.8) million and $4.2 million, respectively) in the current three-month and nine-month periods compared to the same periods of 2005. The decrease in the third quarter of 2006 compared to the same quarter of 2005 resulted partly from a decrease in earnings from Oglethorpe’s decommissioning trust fund established in accordance with the regulations of the Nuclear Regulatory Commission (NRC) and partly due to lower earnings from funds deposited in the RUS Cushion of Credit Account resulting from lower average investment balances. The increase in investment income for the nine-month period ended September 30, 2006 compared to the same period of 2005 was due to higher earnings from Oglethorpe’s decommissioning trust fund, higher interest earnings on cash and cash equivalent investments principally as a result of higher returns on these investments and from higher earnings on long-term investments due primarily to higher average balances on these investments. These increases were offset somewhat by lower earnings from funds deposited in the RUS Cushion of Credit Account resulting from lower average investment balance. As of September 30, 2006, there are no remaining Members advances with Oglethorpe invested in the RUS Cushion of Credit Account, therefore, there will not be any additional income relative to these investments in subsequent periods.

Balance Sheet Analysis as of September 30, 2006

General

Assets

Property additions for the nine months ended September 30, 2006 totaled $71.9 million, primarily for purchases of nuclear fuel and for additions, replacements, and improvements to existing generation facilities. Conversely, approximately $24.4 million of fully depreciated assets were retired during the period.

Construction work in progress increased by $23.0 million in the nine months ended September 30, 2006, primarily due to costs incurred for various replacement and improvement projects at existing generation facilities.

Long-term investments increased by $36.7 million in the nine months ended September 30, 2006, from $46.3 million to $83.0 million. The increase in long-term investments was largely due to the investment of $33.0 million in long-term securities. This investment, which relates to nuclear decommissioning funds held internally, was previously invested on a shorter term basis and included in cash and cash equivalents. Based on timing projections for the use of these funds, management decided to invest these funds in longer-term investments which should over time yield higher returns.

Cash and cash equivalents and restricted short-term investments decreased $8.8 million and $172.7 million, respectively, principally due to the timing of certain debt and interest payments, payments to GPC, and property additions. The $39.5 million proceeds from the sale of SO2 allowances (as discussed in Note F) essentially offset the $33.0 million transfer of funds into certain long-term investments.

Restricted cash and cash equivalents at December 31, 2005 represent the proceeds from the refinancing of certain indebtedness associated with pollution control bonds (PCBs) in November 2005. The proceeds, which were on deposit with a trustee, were subsequently used in the first quarter of 2006 to pay principal related to the refinanced PCB debt that matured in January 2006.

At December 31, 2005, other short-term investments consisted of U.S. Treasury Notes. These notes matured during the third quarter of 2006.

Inventories, which include fossil fuel and spare parts inventories, increased by $37.4 million or 39.5%. Coal fuel inventories increased by 278.6%, or $34.1 million. The increase is attributable to the build up of coal inventory during planned maintenance outages at Plant Wansley and Plant Scherer, reduction of generation at Plant Scherer during off peak hours in the months of April through May 2006, and improved performance of rail transportation suppliers (i.e., reduced time in delivering coal from the mines to the plants). As noted in “Fuel Supply” in Item 2 of Oglethorpe’s 2005 Annual Report on Form 10-K, coal inventory at Plant Scherer was lower than normal at year end due to rail transportation bottlenecks and other issues. Management expects inventory levels to be maintained at or near current levels throughout the remainder of 2006.

Deferred amortization of capital leases decreased $12.9 million primarily due to accelerating the amortization of the regulatory asset associated with Plant Scherer Unit No. 2 (approximately $11.0 million).

Deferred outage costs increased $8.4 million (net of amortization), or 49.6%, largely as a result of the deferral of approximately $9.6 million of refueling outage costs incurred at Plant Hatch Unit No. 1 and $7.0 million at Plant Vogtle Unit No. 1 during 2006. In addition, during 2005 Oglethorpe received approval from the RUS to defer major scheduled maintenance costs at the coal units. As of September 30, 2006, approximately $8.0 million of coal unit outage costs incurred at Plant Wansley Unit No. 2 and Plant Scherer Unit No. 1 were deferred in 2006. Deferred outage costs are amortized over the plant’s operating cycle.

Equity and Liabilities

The $3.2 million decrease in other accumulated comprehensive deficit was due to a $4.8 million decrease in the unrealized loss associated with the interest rate swap arrangements. The decrease in the loss related to the interest rate swaps was primarily a result of rising interest rates. Partially offsetting was a $1.7 million decrease in the unrealized gain associated with the natural gas hedges.

Accounts payable decreased 44.7%, or $25.3 million, primarily as a result of a $12.1 million decrease in the payable to GPC for operation and maintenance costs. The payable to GPC largely represents true-up amounts for prior months’ expenditures and varies to the extent that actual expenditures are different from estimated amounts provided by GPC. In addition, $7.2 million of the decrease can be attributed to the expiration of a purchased power contract with GPC. As a result of a decrease in the cost of natural gas, payables for natural gas also decreased by $4.0 million.

The decrease in accrued interest was largely due to the timing of principal and interest payments for certain capital lease obligations. The December 31, 2005 accrued interest balance included an amount for the Plant Scherer Unit No. 2 capital lease that was due on January 3, 2006. These payments are made on a semi-annual basis and the balance at September 30, 2006 includes three months of accrued interest.

Members’ advances represent amounts received from the Members for prepayment of their monthly power bills. At September 30, 2006 all prepayment amounts had been applied to the Members’ power bills.

The decrease in the interest rate swap arrangements liability was primarily due to rising interest rates since December 31, 2005. Oglethorpe recorded an unrealized loss related to these swap arrangements of $30.1 million at September 30, 2006, which represents the estimated payment Oglethorpe would make if the swap arrangements were terminated.

The $6.0 million increase in other long-term credits was primarily due to a $2.5 million increase in funding for future overhauls and $2.3 million recorded for deferred Asset Retirement Obligations (ARO) credits. Oglethorpe receives payments from its Members to fund future overhauls of the combustion turbine plants. The costs associated with the major overhaul will be expensed as incurred and revenue recognized as the expenses are recorded. The $2.3 million deferred ARO credit was recorded primarily as a result of a

$2.5 million increase in the unrealized gain associated with the nuclear decommissioning fund and an additional $1.1 million of accretion expense recorded as a result of decommissioning fund earnings (a $1.9 million deferred asset existed at December 31, 2005). For further discussion regarding accretion expense see “Operating Expenses” above.

Financial Condition

Capital Requirements and Liquidity and Sources of Capital

Environmental Matters

Oglethorpe’s future capital expenditures depend in part on future environmental regulations, including future implementation of existing laws and regulations and how Oglethorpe and the other co-owners of coal-fired Plants Scherer and Wansley choose to comply with these regulations, once finalized. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Capital Requirements” in Oglethorpe’s Annual Report on Form 10-K for the year ended December 31, 2005.

Liquidity

As of September 30, 2006, Oglethorpe had $562 million of unrestricted available liquidity to meet short-term cash needs and liquidity requirements. This liquidity consisted of (i) approximately $162 million in cash and cash equivalents, and (ii) $400 million available under three committed working capital line of credit facilities (see discussion below).

Oglethorpe also had $29 million invested in auction rate securities at September 30, 2006. These securities have maturities in excess of one year and as such are classified as long-term investments. However, most of these securities re-price in auctions that occur every 35 days or less, and Oglethorpe has the option of liquidating these securities at the end of any auction period.

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

In addition to unrestricted available liquidity, Oglethorpe had $50 million in restricted short-term investments at September 30, 2006 relating to funds on deposit in a RUS Cushion of Credit Account. For further information on the RUS Cushion of Credit Account, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Liquidity and Sources of Capital—Liquidity” in Oglethorpe’s Annual Report on Form 10-K for the year ended December 31, 2005. On October 2, 2006, the full amount on deposit was applied against quarterly RUS and FFB debt service due, leaving a zero balance in the account. Oglethorpe does not anticipate making any additional deposits into the Cushion of Credit Account in the near future.

Planned Financings

In September 2006, the RUS approved $78 million of a pending $440 million loan application that was submitted to fund capital expenditures incurred or expected to be incurred in years 2004 through 2009 relating to compliance with certain environmental regulations. Oglethorpe expects that RUS will act on the balance of this loan application in 2007. This loan will be funded through the FFB and guaranteed by the RUS, and the debt will be secured under Oglethorpe’s Mortgage Indenture.

Oglethorpe submitted a $98 million loan application to RUS in October 2006 to fund certain general capital expenditures incurred or expected to be incurred in years 2006 through 2009 at its existing generation facilities. Oglethorpe does not expect RUS to act on this loan application until 2008 at the earliest. If approved, this loan would be funded through FFB and guaranteed by the RUS, and the debt would be secured under Oglethorpe’s Mortgage Indenture.

As more fully discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Financing Activities” in Oglethorpe’s Annual Report on Form 10-K for the year ended December 31, 2005, Oglethorpe is evaluating various options to extend the maturities of a portion of its FFB and PCB debt in connection with the extension of its wholesale power contracts from 2025 to 2050. In July 2006, Oglethorpe submitted to RUS a request for consideration that would allow it to extend the final maturity on approximately $850 million of existing FFB debt. Due to program limitations, it now appears that somewhere in the range of $450 to $600 million may ultimately be approved for extension. If approved, approximately 20 years will be added to the life of the FFB debt extended while keeping the interest rate unchanged.

In October 2006, Oglethorpe refinanced $372 million of existing tax-exempt PCB debt in two separate transactions, and issued $300 million of new taxable debt in a third transaction. The two tax-exempt refinancings were for the purpose of extending maturities of PCB debt, and the taxable debt issuance was for the purpose of financing capital improvements at Oglethorpe’s generating facilities and for other general purposes. A substantial portion of the proceeds of the taxable debt issuance are expected to be used to finance certain additional environmental control facilities at Plant Scherer Unit No. 2. For additional information on these three financing transactions, see Note G of Notes to Condensed Financial Statements herein.

New Accounting Interpretation and Standard

For discussion of FIN 48 and SFAS No. 157 see Note B and Note C of Notes to Condensed Financial Statements, respectively.

Forward-Looking Statements and Associated Risks

This Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding, among other items, (i) anticipated transactions by Oglethorpe, and (ii) Oglethorpe’s future capital requirements and sources of capital and (iii) achievement of a minimum 1.10 MFI Ratio. These forward-looking statements are based largely on Oglethorpe’s current expectations and are subject to a number of risks and uncertainties, some of which are beyond Oglethorpe’s control. For factors that could cause actual results to differ materially from those anticipated by these forward-looking statements, see Oglethorpe’s 2005 Annual Report on Form 10-K, in particular Item 1A-Risk Factors. In light of these risks and uncertainties, there can be no assurance that events anticipated by the forward-looking statements contained in this Quarterly Report will in fact transpire.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Oglethorpe’s market risks have not changed materially from the risks reported in Oglethorpe’s 2005 Annual Report on Form 10-K and June 30, 2006 Quarterly Report on Form 10-Q.

Item 4. Controls and Procedures

As of September 30, 2006, Oglethorpe had carried out an evaluation, under the supervision and with the participation of its management, including its President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Oglethorpe’s disclosure controls and procedures are effective.

There have been no changes in Oglethorpe’s internal control over financial reporting or other factors that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, Oglethorpe’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Environmental Matters

For information about legal and regulatory proceedings regarding environmental matters that could have an effect on Oglethorpe, see Note E to Notes to Condensed Financial Statements (Unaudited).

Item 1A. Risk Factors

There have not been any material changes in Oglethorpe’s risk factors from those disclosed in Item 1A of Oglethorpe’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 5. Other Information

Oglethorpe is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Recent changes in securities laws and regulations impose new requirements on SEC filers. Oglethorpe is evaluating these requirements and the related cost of compliance. Preliminary indications are that it may not be cost-justified for Oglethorpe to continue as a voluntary SEC filer. Oglethorpe will monitor changes in these requirements and will continue to evaluate the cost-justification of complying with these requirements.

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

Oglethorpe Power Corporation
(An Electric Membership Corporation)
Date: November 13, 2006	By:	/s/ Thomas A. Smith
Thomas A. Smith
President and Chief Executive Officer
Date: November 13, 2006		/s/ Mark Chesla
Mark Chesla
Vice President, Controller (Chief Accounting Officer)