Form 10-K
period 2006-12-31
OGLETHORPE POWER CORP
filed 2007-03-27
CIK 788816

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

       Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  No☒

       Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☒ No ☐

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

       Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

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

       Documents Incorporated by Reference: None

OGLETHORPE POWER CORPORATION

2006 FORM 10-K ANNUAL REPORT

Table of Contents

ITEM		Page
PART I
1	Business	1
	Oglethorpe Power Corporation	1
	Oglethorpe's Power Supply Resources	7
	The Members and Their Power Supply Resources	9
	Environmental and Other Regulation	13
1A	Risk Factors	19
1B	Unresolved Staff Comments	22
2	Properties	23
3	Legal Proceedings	28
4	Submission of Matters to a Vote of Security Holders	28
PART II
5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	29
6	Selected Financial Data	29
7	Management's Discussion and Analysis of Financial Condition and Results of Operations	30
7A	Quantitative and Qualitative Disclosures About Market Risk	45
8	Financial Statements and Supplementary Data	50
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	78
9A	Controls and Procedures	78
9B	Other Information	78
PART III
10	Directors, Executive Officers and Corporate Governance	79
11	Executive Compensation	83
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	88
13	Certain Relationships and Related Transactions, and Director Independence	88
14	Principal Accountant Fees and Services	89
PART IV
15	Exhibits and Financial Statement Schedules	91
	SIGNATURES	107

i

SELECTED DEFINITIONS

        The following terms used in this report have the meanings indicated below:

Term	Meaning
CFC	National Rural Utilities Cooperative Finance Corporation
EMC	Electric Membership Corporation
FERC	Federal Energy Regulatory Commission
FFB	Federal Financing Bank
GPC	Georgia Power Company
GPSC	Georgia Public Service Commission
GSOC	Georgia System Operations Corporation
GTC	Georgia Transmission Corporation (An Electric Membership Corporation)
MEAG	Municipal Electric Authority of Georgia
NRC	Nuclear Regulatory Commission
RUS	Rural Utilities Service
SEPA	Southeastern Power Administration
SNOC	Southern Nuclear Operating Company

ii

PART I

ITEM 1. BUSINESS

OGLETHORPE POWER CORPORATION

General

    Oglethorpe Power Corporation (An Electric Membership Corporation) ("Oglethorpe") is a Georgia electric membership corporation incorporated in 1974 and headquartered in metropolitan Atlanta. Oglethorpe is owned by 38 retail electric distribution cooperative members (the "Members"). Oglethorpe's principal business is providing wholesale electric power to the Members. As with cooperatives generally, Oglethorpe operates on a not-for-profit basis. Oglethorpe is the largest electric cooperative in the United States in terms of operating revenues, assets, kilowatt-hour ("kWh") sales and, through the Members, consumers served. Oglethorpe has 161 employees.

    The Members are local consumer-owned distribution cooperatives providing retail electric service on a not-for-profit basis. In general, the customer base of the Members consists of residential, commercial and industrial consumers within specific geographic areas. The Members serve approximately 1.6 million electric consumers (meters) representing approximately 4 million people. (See ''THE MEMBERS AND THEIR POWER SUPPLY RESOURCES.")

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

Power Supply Business

    Oglethorpe provides wholesale electric service to the 38 Members for a substantial portion of their power requirements from a combination of its generation assets and power purchased from power marketers and other suppliers. Oglethorpe provides this service pursuant to long-term, take-or-pay Amended and Restated Wholesale Power Contracts, dated January 1, 2003, and amended as of June 1, 2005 (the "Wholesale Power Contracts"). The Wholesale Power Contracts obligate the Members jointly and severally to pay rates sufficient to recover all the costs of owning and operating Oglethorpe's power supply business. The Members satisfy all of their power requirements above their Oglethorpe purchase obligations with purchases from other suppliers. (See "THE MEMBERS AND THEIR POWER SUPPLY RESOURCES – Member Power Supply Resources.")

    Oglethorpe has interests in 24 generating units. These units provide Oglethorpe with a total of 4,744 megawatts ("MW") of nameplate capacity, consisting of 1,501 MW of coal-fired capacity, 1,185 MW of nuclear-fueled capacity, 632 MW of pumped storage hydroelectric capacity, 1,411 MW of gas-fired capacity (206 MW of which is capable of running on oil) and 15 MW of oil-fired combustion turbine capacity.

    Oglethorpe purchases a total of approximately 300 MW of power pursuant to long-term power purchase agreements. (See "OGLETHORPE'S POWER SUPPLY RESOURCES" and "PROPERTIES – Generating Facilities.")

    In 2006, two of Oglethorpe's Members, Cobb EMC and Jackson EMC, accounted for 13.9% and 11.8% of Oglethorpe's total revenues, respectively. None of the other Members accounted for as much as 10% of Oglethorpe's total revenues in 2006.

Wholesale Power Contracts

    Oglethorpe has substantially similar Wholesale Power Contracts with each Member extending through December 31, 2050. Under the Wholesale Power Contracts, each Member is unconditionally obligated, on an express "take-or-pay" basis, for a fixed percentage of the capacity costs (referred to as a "percentage capacity responsibility") of each of Oglethorpe's generation and purchased power resources. Each Wholesale Power Contract specifically provides that the Member must make payments whether or not power is delivered and whether or not a plant has been sold or is otherwise unavailable. Oglethorpe is obligated to use its reasonable best efforts to operate, maintain and manage its resources in accordance with prudent utility practices.

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

    Under the Wholesale Power Contracts, Oglethorpe is not obligated to provide all of the Members' capacity and energy requirements. Individual Members must satisfy all of their requirements above their Oglethorpe purchase obligations from other suppliers, unless Oglethorpe and the Members agree that Oglethorpe will supply additional capacity and associated energy, subject to the approval requirements described above. In 2006, energy supplied by Oglethorpe accounted for approximately 66% of the Members' retail energy requirements. (See "THE MEMBERS AND THEIR POWER SUPPLY RESOURCES – Member Power Supply Resources.")

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

    Oglethorpe's principal financial requirements are contained in the Indenture, dated as of March 1, 1997, from Oglethorpe to U.S. Bank National Association, as trustee (successor to SunTrust Bank, as trustee) (as supplemented, the "Mortgage Indenture"). Under the Mortgage Indenture, Oglethorpe is required, subject to any necessary regulatory approval, to establish and collect rates which are reasonably expected, together with other revenues of Oglethorpe, to yield a Margins for Interest Ratio for each fiscal year equal to at least 1.10. "Margins for Interest Ratio" is the ratio of "Margins for Interest" to total "Interest Charges" for a given period. Margins for Interest is the sum of:

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

Relationship with Smarr EMC

    Smarr EMC is a Georgia electric membership corporation owned by 36 of Oglethorpe's 38 Members. Smarr EMC owns two combustion turbine facilities with aggregate capacity of 709 MW. Oglethorpe provides operations, financial and management services for Smarr EMC. (See "THE MEMBERS AND THEIR POWER SUPPLY RESOURCES – Member Power Supply Resources.")

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

    Oglethorpe has a modest amount of loans (approximately $9 million) outstanding to GSOC, primarily for the purpose of finanacing capital expenditures.

    GTC has contracted with GSOC to provide certain transmission system operation services including reliability monitoring, switching operations, and the real-time management of the transmission system.

Relationship with RUS

    Historically, federal loan programs administered by RUS have provided the principal source of financing for electric cooperatives. Loans guaranteed by RUS and made by the Federal Financing Bank ("FFB") have been a major source of funding for Oglethorpe. However, the availability and magnitude of RUS-guaranteed loan funds is subject to annual federal budget appropriations and thus cannot be assured. Currently, RUS-guaranteed loan funds are subject to increased uncertainty because of budgetary pressures faced by Congress. The budget proposal for fiscal year 2008 submitted by President Bush asserts that the RUS loan program is no longer necessary for the construction of new generating plants. Further, RUS has indicated that the Administration's position is that RUS will no longer provide loan guarantees for new baseload generation. Although Congress has historically rejected proposals to dramatically curtail the RUS loan program, there can be no assurances that it will continue to do so. Because of these factors, Oglethorpe cannot predict the amount or cost of RUS-guaranteed loans that may be available to Oglethorpe in the future.

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

Relationship with GPC

    Oglethorpe's relationship with GPC is a significant factor in several aspects of Oglethorpe's business. GPC is responsible for the operation of all of Oglethorpe's co-owned generating facilities, except Rocky Mountain, on behalf of itself as a co-owner and as agent for the other co-owners. GPC supplies services to Oglethorpe and GSOC to support the scheduling and dispatch of Oglethorpe's resources, including off-system transactions. GPC and the Members are competitors in the State of Georgia for electric service to any new customer that has a choice of supplier under the Georgia Territorial Electric Service Act, which was enacted in 1973 (the "Territorial Act"). For further information regarding the agreements with GPC and Oglethorpe's and the Members' relationships with GPC, see "THE MEMBERS AND THEIR POWER SUPPLY RESOURCES – Service Area and Competition" herein and "PROPERTIES – Fuel Supply," "– Co-Owners of Plants – Georgia Power Company" and "– The Plant Agreements."

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

•
changing the current mix of ownership and purchase arrangements used to meet power supply requirements;

•
construction or acquisition of power supply resources, whether owned by Oglethorpe or by other entities;

•
use of power purchase contracts to meet power supply requirements, and whether to use short, medium or long-term contracts, or a mix of terms;

•
participation in future power supply resources developed by others, whether by ownership or long-term purchase commitment;

•
whether disposition of existing assets or asset classes would be advisable;

•
extensions of nuclear facility licenses;

•
additional ways to extend the maturity of existing indebtedness;

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

OGLETHORPE'S POWER SUPPLY RESOURCES

General

    Oglethorpe supplies capacity and energy to the Members for a portion of their requirements from a combination of its generating assets and power purchased from other suppliers. In 2006, energy supplied by Oglethorpe accounted for approximately 66% of the Members' retail energy requirements.

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

Power Purchase and Sale Arrangements

  Power Purchases

    Oglethorpe had an agreement with GPC to purchase capacity and associated energy on a take-or-pay basis. Under this agreement, Oglethorpe purchased 250 MW until March 31, 2006.

    Oglethorpe has a contract through 2019 to purchase approximately 300 MW of capacity from Hartwell Energy Limited Partnership, a joint venture between Centennial Energy Resources, LLC, a subsidiary of MDU Resources Inc., and American National Power, Inc., a subsidiary of International Power PLC.

This capacity is provided by two 150 MW gas-fired combustion turbine generating units on a site near Hartwell, Georgia. Oglethorpe has the right to dispatch the units.

    Oglethorpe has an agreement with Morgan Stanley Capital Group, Inc. under which it purchased 141 MW in 2006 and will purchase 153 MW in 2007 and 166 MW in 2008, along with fixed quantities of energy.

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

    In addition, Oglethorpe also purchases small amounts of capacity and energy from "qualifying facilities" under the Public Utility Regulatory Policies Act of 1978 ("PURPA"). Under a waiver order from the Federal Energy Regulatory Commission ("FERC"), Oglethorpe historically made all purchases the Members would have otherwise been required to make under PURPA and Oglethorpe was relieved of its obligation to sell certain services to "qualifying facilities" so long as the Members make those sales. Purchases by Oglethorpe from such qualifying facilities provided less than 0.1% of Oglethorpe's energy requirements for the Members in 2006. Under their Wholesale Power Contracts, the Members may now make such purchases instead of Oglethorpe.

  Other Power System Arrangements

    Oglethorpe has interchange, transmission and/or short-term capacity and energy purchase or sale agreements with approximately 50 utilities, power marketers and other power suppliers. The agreements provide variously for the purchase and/or sale of capacity and energy and/or for the purchase of transmission service. Oglethorpe is currently using only about [one-fourth] of these agreements, primarily to facilitate the short-term management of its resource portfolio.

Future Power Resources

    In 2005 the co-owners of Plant Vogtle executed an agreement regarding exploration of development of up to two additional nuclear units at the Plant Vogtle site. Oglethorpe has the option to participate in up to 30% of any new project. The co-owners have entered into participation agreements that would govern the rights and obligations of co-owners of the additional units, if any. Oglethorpe is currently participating with the co-owners in the costs of pursuing this option, including preparation and filing of applications to the Nuclear Regulatory Commission ("NRC") for the appropriate permits and licenses. GPC is pursuing a license application schedule that could support a commercial operation date as early as 2015, including the filing in 2006 of an application for an Early Site Permit. The extent of Oglethorpe's ultimate involvement, if any, will be determined during the next two years. Oglethorpe may ultimately elect not to participate in any unit that may be constructed, or elect to participate at less than its current 30% participation. See ''MANAGEMENT DISCUSSION AND ANALYSIS – Financial Condition – Financing Activities" for information about preliminary steps Oglethorpe has taken to procure financing in the event it elects to participate. To the extent Oglethorpe decides not to participate or reduces its participation, GPC will refund all or a pro rata share of the amounts paid by Oglethorpe, with interest. Prior to making a final election to participate, Oglethorpe must obtain the Board of Directors and Member approvals required by the Wholesale Power Contracts (see "OGLETHORPE POWER CORPORATION – Wholesale Power Contracts") as well as RUS approval.

    From time to time, Oglethorpe may assist the Members in investigating potential new power supply resources, after compliance with the terms of the New Business Model Member Agreement (see "OGLETHORPE POWER CORPORATION – New Business Model Member Agreement"). The Members have requested that Oglethorpe assist them with an evaluation of future power supply needs. Oglethorpe has formed an advisory group composed of a representative from each Member purchasing group. Oglethorpe is working with these representatives to identify and evaluate various resources that could serve their future power supply needs. To the extent that resources are identified that meet the needs of the Members, Oglethorpe will assist in the development of those resources, if requested by the Members. Any request by Members for Oglethorpe to construct or otherwise acquire a new power supply resource must be approved in accordance with the Wholesale Power Contracts.

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
Planters EMC
Rayle EMC
Satilla Rural EMC
Sawnee EMC
Slash Pine EMC
Snapping Shoals EMC
Southern Rivers Energy, Inc., an EMC
Sumter EMC
Three Notch EMC
Tri-County EMC
Upson EMC
Walton EMC
Washington EMC

    The Members serve approximately 1.6 million electric consumers (meters) representing approximately 4 million people. The Members serve a region covering approximately 37,000 square miles, which is approximately 65% of the land area in the State of Georgia, encompassing 150 of the State's 159 counties. Sales by the Members in 2006 amounted to approximately 34 million megawatt hours ("MWh"), with approximately 66% to residential consumers, 31% to commercial and industrial consumers and 3% to other consumers. The Members are the principal suppliers for the power needs of rural Georgia. While the Members do not serve any major cities, portions of their service territories are in close proximity to urban areas and are experiencing substantial growth due to the expansion of urban areas, including metropolitan Atlanta, into suburban areas and the growth of suburban areas into neighboring rural areas. The 38 Members have experienced approximate average annual compound growth rates from 2004 through 2006 of 4% in number of consumers, 5% in MWh sales and 11% in electric revenues.

    The following table shows the aggregate peak demand and energy requirements of the 38 Members for the years 2004 through 2006, and also shows the amounts of energy requirements supplied by Oglethorpe. From 2004 through 2006, demand and energy requirements of the Members increased at an average annual compound growth rate of 5.7% and 4.2%, respectively.

	Member Demand (MW)	Member Energy Requirements (MWh)
	Total (1)	Total (2)	Supplied by Oglethorpe (3)

2004	7,238	32,201,281	29,799,921
2005	7,998	33,618,746	23,721,939
2006	8,094	34,973,868	23,019,482

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

    For further information regarding Member competitive activities, see "OGLETHORPE POWER CORPORATION – Competition."

Cooperative Structure

    The Members are cooperatives that operate their systems on a not-for-profit basis. Accumulated margins derived after payment of operating expenses and provision for depreciation constitute patronage capital of the consumers of the Members. Refunds of accumulated patronage capital to the individual consumers may be made from time to time subject to limitations contained in mortgages between the Members and RUS or loan documents with other lenders. The RUS mortgages generally prohibit such distributions unless (1) after any such distribution, the Member's total equity will equal at least 30% of its total assets, or (2) distributions do not exceed 25% of the margins and patronage capital received by the Member in the preceding year and equity is at least 20% (See "Members' Relationship with RUS" below.)

    Oglethorpe is a membership corporation, and the Members are not subsidiaries of Oglethorpe. Except with respect to the obligations of the Members under each Member's Wholesale Power Contract with Oglethorpe and Oglethorpe's rights under such Contracts to receive payment for power and energy supplied, Oglethorpe has no legal interest in (including through a pledge or otherwise), or obligations in respect of, any of the assets, liabilities, equity, revenues or margins of the Members. (See "OGLETHORPE POWER CORPORATION – Wholesale Power Contracts.") Revenues of the Members are, however, pledged under their respective RUS mortgages or loan documents with other lenders.Oglethorpe depends on the revenue received by it from the Members pursuant to the Wholesale Power Contracts to cover the costs of the operation of its power supply business and satisfy its debt service obligations.

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

    Historically, federal loan programs providing direct loans from RUS to electric cooperatives have been a major source of funding for the Members. Under the current RUS loan programs, interest rates are based on either Treasury rates or rates being paid on municipal bonds with comparable maturities. Certain borrowers with either low consumer density or higher than average rates and lower than average consumer income are eligible for special loans at 5%. Distribution borrowers are also eligible for loans made by FFB or other lenders and guaranteed by RUS. However, the availability and magnitude of RUS direct and guaranteed loan funds is subject to annual federal budget appropriations and thus cannot be assured. Currently, the availability of RUS loan funds is subject to increased uncertainty because of budgetary pressures faced by Congress. In its 2008 budget proposal, the Administration has not requested funding for the Treasury rate or the municipal bond rate programs, but has requested an increase in funding for the guaranteed rate program. Oglethorpe cannot predict whether the budget ultimately adopted by Congress will include funding for these programs in 2008 or the amount or cost of RUS direct and guaranteed loans that may be available to the Members in the future.

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

    GSOC has contracts with each of its members, including Oglethorpe and GTC, to provide to them the services that it purchases from GPC under the Control Area Compact, which Oglethorpe co-signed with GSOC. GSOC also provides operation services for the benefit of the Members through agreements with Oglethorpe, including dispatch of Oglethorpe's resources and other power supply resources owned by the Members.

    For additional information about the Members' relationship with GSOC, see "OGLETHORPE POWER CORPORATION – Relationship with GSOC."

Member Power Supply Resources

  Oglethorpe Power Corporation

    In 2006, energy supplied by Oglethorpe accounted for approximately 66% of the Members' retail energy requirements. Each Member has a take-or-pay, fixed percentage capacity responsibility for all of Oglethorpe's existing resources. (See "OGLETHORPE POWER CORPORATION – Wholesale Power Contracts.") The Members satisfied all of their requirements above their

Oglethorpe purchase obligations with purchases from other suppliers as described below.

  Contracts with SEPA

    The Members purchase hydroelectric power from the Southeastern Power Administration ("SEPA") under contracts that extend until 2016. In 2006, the aggregate SEPA allocation to the Members was 562 MW plus associated energy. Each Member must schedule its energy allocation, and each Member has designated Oglethorpe to perform this function. Pursuant to a separate agreement, Oglethorpe will schedule, through GSOC, the Members' SEPA power deliveries. Further, each Member may be required, if certain conditions are met, to contribute funds for capital improvements for Corps of Engineers projects from which its allocation is derived in order to retain the allocation.

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

  GPC Block Purchase

    Twenty-nine Members have entered into 10-year power supply contracts with GPC under which they will purchase an aggregate of 675 MW of capacity and associated energy. Delivery under the agreements began January 1, 2005.

  Other Member Resources

    Members are obtaining their other power supply requirements from various sources. Thirty Members have entered into contracts with third parties for all of their incremental power requirements, with remaining terms ranging from 4 to 11 years. The other Members use a portfolio of power purchase contracts to meet their requirements.

    Oglethorpe has not undertaken to obtain a complete list of Member power supply resources. Any of the Members may have committed or may commit to additional power supply obligations not described above.

    For further information about Members' activities relating to their power supply planning, see "OGLETHORPE POWER CORPORATION – Competition and "OGLETHORPE POWER CORPORATION – Future Power Resources."

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

    Compliance with environmental standards will continue to be reflected in Oglethorpe's capital expenditures and operating costs. Oglethorpe made environmentally related capital expenditures of $23 million in 2006 and forecasts expenditures of approximately $97 million, $108 million and $47 million in 2007, 2008 and 2009, respectively, to maintain and achieve compliance with current and anticipated environmental requirements. For a further discussion of expected future capital expenditures to comply with environmental requirements and regulations, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Financial Condition – Capital Requirements – Capital Expenditures."

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

    Sulfur dioxide reductions are being imposed through a sulfur dioxide emission allowance trading program. Through allowances issued by the U.S. Environmental Protection Agency ("EPA") pursuant to the Clean Air Act Amendments of 1990, aggregate emissions of sulfur dioxide from all affected units are now capped at 8.9 million tons per year. Emission allowances, each of which gives the holder the authority to emit one ton of sulfur dioxide during a particular calendar year or thereafter, are issued 30 years in advance and are transferable. Oglethorpe is currently complying with this program by using lower-sulfur fuel and emission allowances. Installation of flue gas desulfurization equipment ("scrubbers") is underway at Plant Wansley and will likely be required at Plant Scherer for compliance with these and future regulations as discussed in more detail below.

    Reductions in nitrogen oxides emissions were also imposed, under the prior 1-hour National Ambient Air Quality Standard ("NAAQS") for ozone, requiring the installation of new control equipment at both plants. Significant reductions in nitrogen oxides emissions were achieved, due to the selective catalytic reduction systems installed at Plant Wansley and the separated overfire air systems installed at Plant Scherer.

    A number of recently finalized regulations, proposed regulations and other actions could result in more stringent controls on all emissions, including utility emissions. The actions that appear to be the most significant are described below. However, with respect to emissions of sulfur dioxide and nitrogen oxides, additional controls at Plant Wansley are unlikely, but remain likely at Plant Scherer, as described below.

    EPA has tightened the NAAQS for both ozone and fine particulate matter, an action that could affect any source that emits nitrogen oxides, sulfur dioxide or particulates, including utility units. The 1-hour ozone NAAQS was revoked for Georgia in 2005 and replaced with a new 8-hour ozone standard. New rules to implement the 8-hour standard, including area designations, have been issued, but are currently being challenged. In December 2006, the U.S. Court of Appeals for the District of Columbia Circuit vacated the first phase of the implementing rules, remanding them to EPA for further proceedings. The Atlanta ozone nonattainment area has been expanded from the original 13 counties (for the 1-hour NAAQS) to a 20-county area (for the 8-hour NAAQS). Macon, which has been separately designated as an 8-hour ozone nonattainment area, includes Plant Scherer within its boundaries. State implementation plans, including new emission control regulations necessary to bring those areas into attainment are generally due in 2007. Such plans may require further reductions of nitrogen oxides from Plant Scherer. Some or all of these reductions may come through implementation of the clean air interstate rulemaking discussed below. The impact of these new designations will depend on the development and implementation of any other applicable regulations as needed for attainment and cannot be determined at this time.

    The final nonattainment area designations for the fine particulate matter NAAQS were issued in early 2005. Plants Wansley and Scherer were included in the designated areas. Later in 2005, EPA proposed a fine particulate matter implementation rule that it planned to adopt in 2006, but has not yet done so. State implementation plans to address such designations are due in 2008. Such plans could require reductions in sulfur dioxide and nitrogen oxides emissions, which are pre-cursors of fine particulate matter, from power plants, including Plant Scherer. The impact of these plans and associated regulations cannot be determined at this time. In October 2006, the fine particulate matter NAAQS was tightened even further, which could lead to more stringent controls for sulfur dioxide and nitrogen oxides emissions on power plants in the 2013 to 2020 time frame. That rule has been challenged, however, and the impact of the tightened standards cannot be determined at this time.

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

    In March 2005, EPA finalized a clean air interstate rule for ozone and fine particulate matter that will require emissions reductions in sulfur dioxide and nitrogen oxides in most eastern states, including Georgia. The rule establishes a market-based cap and trade program, with emission caps for each affected state. Although the rule is final, it has been challenged. Moreover, Georgia is now in the process of including this rule in its state implementation plan, which will likely be completed sometime in 2007. Under the rule, the caps would be implemented in two phases. The first phase for nitrogen oxides caps would become effective in 2009 and for sulfur dioxide caps in 2010, each followed by a second phase in 2015. The rule may lead to the year-round operation of the selective catalytic reduction systems already installed at Plant Wansley and may require additional controls at Plant Scherer to comply with the state implementation plan now under final development. The rule could also affect Georgia's upcoming plans for attaining the NAAQS for ozone and fine particulate matter discussed above, by providing regional emission reductions that would complement the required local reductions.

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

    In March 2005, EPA finalized a regulation that would control emissions of mercury, by creating a market-based cap-and-trade program that would reduce emissions of mercury in two phases, with the first phase becoming effective in 2010 and the second in 2018. Although announced as final, the rule has been challenged. Moreover, there is no guarantee that Georgia will allow a cap-and-trade program in its state implementation plan, which is now being developed. Although controls installed to meet the requirements of the ozone and fine particulate NAAQS and the clean air interstate rule will produce some reductions in mercury emissions, the Georgia rule under development, which includes a "multi-pollutant rule," would require additional controls for mercury, sulfur dioxide and nitrogen oxides at Plant Scherer (and for mercury at Plant Wansley as well) to comply with the corresponding state implementation plan.

    Because (1) several of these proposed or final Clean Air Act regulations could require control of the same emissions, (2) the compliance requirements remain uncertain, and (3) specific control technologies affect multiple emissions, Oglethorpe cannot determine the aggregate effect of these or future regulations.

    Congress is currently considering legislation to amend the Clean Air Act, some versions of which may impose more stringent emissions limitations on power plants. The impact of any amendment would depend upon the specific requirements enacted and cannot be determined at this time.

    Domestic efforts to limit emissions of carbon dioxide from power plants are increasing. For example, Attorneys General from eight states and the Corporation Counsel of New York filed a complaint in the U.S. District Court for the Southern District of New York against Southern Company and four other electric power companies in July 2004. The complaint alleges that the companies' emissions of carbon dioxide contribute to global warming, which the Plaintiffs claim is a public nuisance. Although not named in the complaint, Oglethorpe believes this claim is without merit. In September 2005, the Court granted the defendants' motions to dismiss, which the plaintiffs appealed in October 2005. While the outcome of this matter cannot be determined at this time, an adverse judgment could result in substantial capital expenditures at Plants Wansley and/or Scherer, which Oglethorpe co-owns with GPC, a subsidiary of the Southern Company.

    International discussions on climate change focused on limiting emissions of carbon dioxide and other greenhouse gases continue. Whether ongoing discussions will lead to limits on carbon dioxide emissions in the U.S. in the future, through ratification of the Kyoto Protocol, other treaties or domestic legislation is unknown. Should such reductions be imposed in the future, substantial capital or operating expenditures could be required at Oglethorpe's fossil fuel-fired facilities.

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

    In December 2002, the Sierra Club, Physicians for Social Responsibility, Georgia Forest Watch and one individual filed suit in Federal Court in Georgia against GPC alleging violations of the Clean Air Act at Plant Wansley. The complaint alleges violations of opacity limits at both the coal-fired units, in which Oglethorpe is a co-owner, and other violations at several gas-fired combined cycle units in which Oglethorpe does not have an ownership interest. This civil action requests injunctive and declaratory relief, civil penalties, a supplemental environmental project and attorneys' fees. In December 2004, the U.S. District Court for the Northern District of Georgia issued an Order holding GPC liable for certain violations of the opacity limits at the coal-fired units. However, in March 2005 the U.S. Court of Appeals for the Eleventh Circuit allowed an immediate appeal of the Court's Order. In March 2006, the Eleventh Circuit reversed the order, remanding it back to the District Court for trial on the issues. In January 2007, the District Court ruled in favor of GPC on all counts still pending that involved the units co-owned by Oglethorpe. Whether that order will be appealed is unknown. If appealed, resolution of this matter will remain uncertain along with any responsibility of Oglethorpe for a share of any penalties or other costs that might be assessed against GPC.

    In January 2003, the Sierra Club appealed an unsuccessful challenge to an air operating permit for Chattahoochee to the U.S. Court of Appeals for the Eleventh Circuit. Oglethorpe acquired this facility when it merged with Chattahoochee EMC in May 2003. Oglethorpe intervened in the appeal on behalf of EPA. In May 2004, the Court ruled in favor of the Sierra Club, invalidating EPA's denial of the petition and remanding the matter to EPA for further consideration. In November 2005, EPA issued a subsequent order again denying the petition. In January 2006, the Sierra Club filed an appeal of that order to the U.S. Court of Appeals for the Eleventh Circuit. Oral argument in the case was held in March 2007, and a decision is expected before the end of the year. Although Oglethorpe believes that the appeal will not affect facility operations pending further consideration, and that a favorable outcome in this matter is likely, an unfavorable ruling could temporarily affect the ability of the facility to continue operations.

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

Nuclear Regulation

    Oglethorpe is subject to the provisions of the Atomic Energy Act of 1954, as amended (the "Atomic Energy Act"), which vests jurisdiction in the NRC over the construction and operation of nuclear reactors, particularly with regard to certain public health, safety and antitrust matters. The National Environmental Policy Act has been construed to expand the jurisdiction of the NRC to consider the environmental impact of a facility licensed under the Atomic Energy Act. Plants Hatch and Vogtle are being operated under licenses issued by the NRC. All aspects of the construction, operation and maintenance of nuclear power plants are regulated by the NRC. From time to time, new NRC regulations require changes in the design, operation and maintenance of existing nuclear reactors. Operating licenses issued by the NRC are subject to revocation, suspension or modification, and the operation of a nuclear unit may be suspended if the NRC determines that the public interest, health or safety so requires. The operating licenses issued for each unit of Plants Hatch and Vogtle expire in 2034 and 2038 and 2027 and 2029, respectively. The licenses for Plant Hatch were extended to their current expiration dates in 2002. Under current regulations, Plant Vogtle is eligible for an extension request in 2007.

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

Federal Power Act

    Oglethorpe is subject to the provisions of the Federal Power Act applicable to licensees with respect to their hydroelectric developments. Rocky Mountain is a hydroelectric project subject to licensing by FERC.

    Oglethorpe has a license, expiring in 2027, for Rocky Mountain. See "Generating Facilities" in Item 2 for additional information.

    Upon or after the expiration of the license, the United States Government, by act of Congress, may take over the project or FERC may relicense the project either to the original licensee or to a new licensee. In the event of takeover or relicensing to another, the original licensee is to be compensated in accordance with the provisions of the Federal Power Act, such compensation to reflect the net investment of the licensee in the project, not in excess of the fair value of the property taken, plus reasonable damages to other property of the licensee resulting from the severance therefrom of the property taken. If FERC does not act on the new license application prior to the expiration of the existing license, FERC is required to issue annual licenses, under the same terms and conditions of the existing license, until a new license is issued.

    The Energy Policy Act of 2005 amended the Federal Power Act to authorize FERC to establish regional reliability organizations authorized to enforce reliability standards and to establish clear responsibility for FERC to prohibit manipulative energy trading practices. As a generation owner and participant in wholesale power transactions, Oglethorpe could be subject to penalties for violation of these standards and regulations.

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

    While Oglethorpe will continue to exercise its best efforts to comply with all applicable regulations, there can be no assurance that Oglethorpe will always be in compliance with all current and future environmental requirements. Failure to comply with these requirements, even if such failure is caused by factors beyond Oglethorpe's control, could result in the imposition of civil and criminal penalties against Oglethorpe, as well as the complete shutdown of individual generating units not in compliance with these regulations.

    Additionally, litigation relating to environmental issues, including claims of property damage or personal injury caused by alleged exposure to hazardous materials, has increased in recent years. Likewise, actions by private citizen groups to enforce environmental laws and regulations are increasingly prevalent. While management does not currently anticipate that any such litigation would have a material adverse effect on Oglethorpe's financial condition, the ultimate outcome of any such actions cannot be predicted.

    In addition, existing environmental laws and regulations may be revised or new laws and regulations seeking to protect the environment may be adopted or become applicable to Oglethorpe's facilities. Revised or additional laws and regulations, and in particular climate change legislation, could result in significant additional expense and operating restrictions on Oglethorpe's facilities or increased compliance costs which may result in significant increases in the cost of electric service. The cost impact of such legislation would depend upon the specific requirements enacted and cannot be determined at this time.

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

•
significant capital expenditures relating to maintenance, operation, security and repair of these facilities, including repairs required by the NRC;

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

    The NRC has broad authority under federal law to impose licensing and safety-related requirements for the operation of these facilities. If these facilities were found to be out of compliance with applicable requirements, the NRC may impose fines or shut down one or more units of these facilities until compliance is achieved. Revised safety requirements issued by the NRC have, in the past, necessitated substantial capital expenditures at other nuclear generating facilities. In addition, while Oglethorpe has no reason to anticipate a serious incident at either of these plants, if an incident did occur, it could result in substantial costs to Oglethorpe. A major incident at a nuclear facility anywhere in the world could cause the NRC to limit or prohibit the operation or licensing of any domestic nuclear unit.

    Oglethorpe is participating with the other co-owners of Plant Vogtle regarding development of up to two additional nuclear units at the Plant Vogtle site. Oglethorpe has an option to participate in up to 30% of any new project. The extent of Oglethorpe's ultimate involvement, if any, will be determined during the next two years. Any participation by Oglethorpe in the development of new nuclear facilities could increase its exposure to the risks described above.

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

•
operating limitations that may be imposed by regulatory requirements;

•
compliance with mandatory reliability standards, when adopted;

•
labor disputes or shortages;

•
fuel or material supply interruptions;

•
terrorist attacks; or

•
catastrophic events such as fires, floods, explosions or similar occurrences.

    These or similar negative events could interrupt or limit electric generation or increase the cost of operating Oglethorpe's facilities, which could have the effect of increasing the cost of electric service provided by Oglethorpe.

Oglethorpe may incur significant costs related to ongoing capital expenditures at its existing generating facilities and for the potential construction or acquisition of new generating facilities.

       Oglethorpe's existing facilities require ongoing capital expenditures in order to maintain efficient and reliable operations. Many of Oglethorpe's facilities were constructed years ago, and as a result may require significant capital expenditures in order to maintain efficiency and reliability, and to comply with changing environmental requirements.

    In addition, due to continued growth in their service territories the Members may request that Oglethorpe expand its existing generating facilities or build or acquire new generating facilities, which would require significant capital expenditures. The completion of construction projects without delays or cost overruns is subject to substantial risks, including:

•
shortages and inconsistent quality of equipment, materials and labor;

•
work stoppages;

•
permits, approvals and other regulatory matters;

•
adverse weather conditions;

•
unforeseen engineering problems;

•
environmental and geological conditions;

•
delays or increased costs to interconnect its facilities to transmission grids;

•
unanticipated cost increases; and

•
attention to other projects.

    All of these capital requirements could have the effect of increasing the cost of electric service provided by Oglethorpe.

Oglethorpe's ability to access capital could be adversely affected by various factors, including potential limitations on the availability of RUS loans.

       Oglethorpe relies on access to capital as a significant source of liquidity for capital requirements not satisfied by cash flow generated from operations. Historically, Oglethorpe and other electric generating cooperatives have relied principally on federal loan programs guaranteed by RUS in order to meet a significant portion of their long-term financing needs. However, the availability and magnitude of annual RUS funding levels are subject to the federal budget appropriations process, and therefore are subject to uncertainty because of periodic budgetary pressures faced by Congress. In addition, a new wave of generation construction nationwide among electric cooperatives is resulting in increased competition for available RUS funding levels. If the amount of RUS-guaranteed loan funds available to Oglethorpe in the future is decreased or eliminated, Oglethorpe may have to seek alternative financing and its cost of borrowing could be adversely affected.

    Therefore, in the future Oglethorpe's reliance on access to both short-term and long-term capital markets may become an increasingly important factor. Oglethorpe believes that it will maintain sufficient access to these financial markets based on current credit ratings. However, Oglethorpe's credit ratings reflect the views of the rating agencies, which could change at any point in the future. Oglethorpe's borrowing costs could increase and its potential pool of investors, funding sources and liquidity could decrease if its credit ratings were lowered, particularly below investment grade.

    In addition, certain market disruptions could constrain, at least temporarily, Oglethorpe's liquidity and ability to access capital on favorable terms or at all. Such disruptions include:

•
capital market conditions generally;

•
an economic downturn;

•
the overall health of the energy industry;

•
negative events in the energy industry, such as a bankruptcy of an unrelated energy company;

•
war or threat of war; or

•
terrorist attacks or threatened attacks on the facilities of Oglethorpe or unrelated energy companies.

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

       Oglethorpe is exposed to the risk of changing prices for fuels, including coal and natural gas. Oglethorpe has taken steps to manage this exposure by entering into fixed or capped price contracts for some of its coal requirements. Oglethorpe has also entered into natural gas swap arrangements on behalf of some of its Members designed to manage the exposure of those Members to fluctuations in the price of natural gas. However, these arrangements do not cover all of Oglethorpe's and the members' risk exposure to increases in the prices of fuels. Therefore, increases in fuel prices could significantly increase the cost of electric service provided by Oglethorpe to the Members.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

       None.

ITEM 2. PROPERTIES

Generating Facilities

    The following table sets forth certain information with respect to Oglethorpe's generating facilities, all of which are in commercial operation.

Facilities	Type of Fuel	Percentage Interest	Oglethorpe's Share of NamePlate Capacity (MW)		Commercial Operation Date	License Expiration Date

Plant Hatch (near Baxley, Ga.)
Unit No. 1	Nuclear	30	243.0		1975	2034
Unit No. 2	Nuclear	30	246.0		1979	2038
Plant Vogtle (near Waynesboro, Ga.)
Unit No. 1	Nuclear	30	348.0		1987	2027	(1)
Unit No. 2	Nuclear	30	348.0		1989	2029	(1)
Plant Wansley (near Carrollton, Ga.)
Unit No. 1	Coal	30	259.5		1976	N/A	(2)
Unit No. 2	Coal	30	259.5		1978	N/A	(2)
Combustion Turbine	Oil	30	14.8		1980	N/A	(2)
Plant Scherer (near Forsyth, Ga.)
Unit No. 1	Coal	60	490.8		1982	N/A	(2)
Unit No. 2	Coal	60	490.8		1984	N/A	(2)
Rocky Mountain (near Rome, Ga.)	Pumped Storage Hydro	74.61	632.5		1995	2027
Doyle (near Monroe, Ga.)	Gas	100	325.0	(3)	2000	N/A	(2)
Talbot (near Columbus, Ga.)
Units No. 1-4	Gas	100	412.0		2002	N/A	(2)
Units No. 5-6	Gas-Oil	100	206.0		2003	N/A	(2)
Chattahoochee (near Carrollton, Ga.)	Gas	100	468.0		2003	N/A	(2)

Total			4,743.9

(1)
An application to extend these licenses for an additional 20 years is expected to be filed in June 2007.

(2)
Fossil-fired units do not operate under operating licenses similar to those granted to nuclear units by the NRC and to hydroelectric plants by FERC.

(3)
Nominal plant capacity identified in the Power Purchase and Sale Agreement with Doyle I, LLC. (See "The Plant Agreements – Doyle" below.)

Plant Performance

    The following table sets forth certain operating performance information of each of Oglethorpe's generating facilities:

	Equivalent Availability (1)			Capacity Factor (2)
Unit	2006	2005	2004	2006	2005	2004

Plant Hatch
Unit No. 1	85%	91%	89%	86%	92%	91%
Unit No. 2	98	86	97	99	87	96
Plant Vogtle
Unit No. 1	85	90	99	86	91	100
Unit No. 2	91	84	89	92	85	91
Plant Wansley
Unit No. 1	98	89	99	88	78	81
Unit No. 2	85	99	89	77	86	75
Plant Scherer
Unit No. 1	90	97	86	80	88	76
Unit No. 2	97	87	90	87	80	80
Rocky Mountain (3)
Unit No. 1	91	91	98	24	26	26
Unit No. 2	88	97	90	17	10	8
Unit No. 3	78	89	98	16	21	25
Doyle (3)(4)	100	98	100	2	2	0
Talbot (3)	96	97	95	2	1	1
Chattahoochee	95	87	73	22	19	20

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

Fuel Supply

    Coal.    Coal for Plant Wansley is currently purchased under term contracts and in spot market transactions, primarily from coal mines in the eastern United States. As of February 28, 2007, Oglethorpe had a 76-day coal supply at Plant Wansley based on continuous operation.

    Coal for Scherer Units No. 1 and No. 2 is purchased under term contracts and in spot market transactions. As of February 28, 2007, Oglethorpe's coal stockpile at Plant Scherer contained a 56-day supply based on continuous operation. Plant Scherer burns sub-bituminous coal purchased from coal mines in the Powder River Basin in Wyoming.

    Oglethorpe separately dispatches Plant Scherer and Plant Wansley, but uses GPC as its agent for fuel procurement. Oglethorpe currently leases approximately 1,200 rail cars to transport coal to Plants Scherer and Wansley.

    For information relating to the impact that the Clean Air Act may have on Oglethorpe, see "BUSINESS – ENVIRONMENTAL AND OTHER REGULATION – Clean Air Act."

    Nuclear Fuel.    GPC, as operating agent, has the responsibility to procure nuclear fuel for Plants Hatch and Vogtle. GPC has contracted with Southern Nuclear Operating Company ("SNOC") to operate these plants, including nuclear fuel procurement. SNOC has contracted with multiple suppliers for uranium ore, conversion services, enrichment services and fuel fabrication to satisfy nuclear fuel requirements. Most contracts are short to medium term. The nuclear fuel supply and related services are expected to be adequate to satisfy current and future nuclear generation requirements.

    Natural Gas.    Oglethorpe purchases the natural gas, including transportation and other related services, needed to operate Doyle, Talbot and Chattahoochee and the combustion turbines owned by Hartwell Energy Limited Partnership. Oglethorpe purchases natural gas in the spot market and under agreements at indexed prices. Oglethorpe has entered into hedge agreements to manage a portion of its exposure to fluctuations in the market price of natural gas. Oglethorpe manages exposure to such risks only with respect to Members that elect to receive such services. Oglethorpe purchases transportation under long-term firm and short-term firm and non-firm contracts. Oglethorpe has also purchased a limited amount of storage capacity in a storage cavern that is under construction, with an expected in-service date of 2008. (See "QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK – Commodity Price Risk.")

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

(1)
Based on nameplate ratings.

  Georgia Power Company

    GPC is a wholly owned subsidiary of The Southern Company and is engaged primarily in the generation and purchase of electric energy and the transmission, distribution and sale of such energy. GPC distributes and sells energy within the State of Georgia at retail in over 600 communities (including Athens, Atlanta, Augusta, Columbus, Macon, Rome and Valdosta), as well as in rural areas, and at wholesale to some of Oglethorpe's Members, MEAG and two municipalities. GPC is the largest supplier of electric energy in the State of Georgia. (See "BUSINESS – OGLETHORPE POWER CORPORATION – Relationship with GPC.") GPC is subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and, in accordance therewith, files reports and other information with the Securities and Exchange Commission ("SEC").

  Municipal Electric Authority of Georgia

    MEAG, also known as MEAG Power, is a state-chartered, municipal joint-action agency that provides capacity and energy to its membership of 49 municipal electric utilities in Georgia. MEAG has wholesale take-or-pay power sales contracts with each of its 49 participants (including 48 cities and one county in the State of Georgia) that extend to June 2054. The participants are located in 39 of the State's 159 counties and collectively serve approximately 300,000 electric consumers (meters). MEAG is the state's third largest power supplier behind Oglethorpe.

  City of Dalton, Georgia

    Dalton Utilities is a combined utility that provides electric, gas, water and wastewater services to the city of Dalton (located in northwest Georgia) and some of the surrounding communities. It presently serves more than 10,000 residential, commercial and industrial electric customers.

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

    In conjunction with the potential development of additional units at Plant Vogtle (see "OGLETHORPE'S POWER SUPPLY RESOURCES – Future Power Resources" in Item 1), the co-owners have entered into amendments to the Operating Agreement for Plant Vogtle and the Nuclear Managing Board Agreement, and have entered into an Ownership Agreement that would govern participation in Vogtle Units No. 3 and No. 4, if any.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       Not Applicable.

ITEM 6. SELECTED FINANCIAL DATA (UNAUDITED)

       The following table presents selected historical financial data of Oglethorpe. The financial data presented as of the end of and for each year in the five-year period ended December 31, 2006, have been derived from the audited financial statements of Oglethorpe. This data should be read in conjunction with the financial statements of Oglethorpe and the notes thereto included in Item 8 and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" in Item 7.

	(dollars in thousands)
	2006	2005	2004	2003	2002

Operating revenues:
Sales to Members	$1,127,423	$1,136,463	$1,279,465	$1,167,605	$1,127,519
Sales to non-Members	1,456	33,060	33,307	35,948	35,802

Total operating revenues	1,128,879	1,169,523	1,312,772	1,203,553	1,163,321

Operating expenses:
Fuel	374,144	365,073	290,106	234,172	225,008
Production	254,658	251,830	248,084	253,865	232,312
Purchased power	179,129	255,616	402,941	359,447	357,491
Depreciation and amortization	157,303	153,030	153,126	141,301	140,058
Accretion	21,932	33,996	20,456	7,815	–
Income taxes	–	–	(3)	(459)	–
Gain on sale of emission allowances	(39,529)	(83,098)	–	–	–

Total operating expenses	947,637	976,447	1,114,710	996,141	954,869

Operating margin	181,242	193,076	198,062	207,412	208,452
Other income, net	56,469	45,123	42,228	32,737	35,911
Net interest charges	(219,510)	(220,546)	(223,053)	(223,300)	(226,823)

Net margin	$18,201	$17,653	$17,237	$16,849	$17,540

Electric plant, net:
In service	$3,274,080	$3,427,101	$3,547,337	$3,665,991	$3,084,772
Nuclear fuel, at amortized cost	119,076	94,159	87,941	90,283	77,247
Construction work in progress	68,145	26,721	22,830	26,212	69,282

Total electric plant	$3,461,301	$3,547,981	$3,658,108	$3,782,486	$3,231,301

Total assets	$4,901,745	$4,826,916	$4,813,042	$4,948,117	$4,557,910

Capitalization:
Long-term debt	$3,402,094	$3,238,648	$3,351,664	$3,534,185	$2,959,194
Obligations under capital leases	313,821	332,434	344,412	360,697	375,720
Obligation under Rocky Mountain transactions	94,772	88,689	83,012	77,684	72,698
Patronage capital and membership fees	497,509	479,308	461,655	444,418	427,569
Accumulated other comprehensive loss	(28,988)	(35,498)	(46,760)	(50,534)	(56,721)

Subtotal	4,279,208	4,103,581	4,193,983	4,366,450	3,778,460
Less: long-term debt and capital leases due within one year	(234,621)	(217,743)	(190,835)	(237,522)	(140,241)

Total capitalization	$4,044,587	$3,885,838	$4,003,148	$4,128,928	$3,638,219

Property additions	$129,437	$75,065	$65,798	$171,126	$105,824

Energy supply (megawatt-hours):
Generated	21,272,913	20,962,600	21,035,609	18,956,147	18,969,282
Purchased	2,108,654	3,812,809	11,167,140	10,888,883	10,845,701

Available for sale	23,381,567	24,775,409	32,202,749	29,845,030	29,814,983

Member revenues per kWh sold	4.90¢	4.79¢	4.10¢	4.00¢	4.04¢

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

Executive Overview

    Oglethorpe is a not-for-profit electric cooperative whose principal business is providing wholesale electric service to 38 Members. Consequently, substantially all of Oglethorpe's revenues and cash flow is derived from sales to the Members pursuant to long-term, take-or-pay wholesale power contracts. These contracts obligate the Members jointly and severally to pay all of Oglethorpe's costs and expenses associated with owning and operating its power supply business. To that end, Oglethorpe's existing rate structure provides for a pass-through of actual energy costs. Charges for fixed costs (including capacity, other non-energy charges, debt service obligations and the margin required to meet Oglethorpe's Margins for Interest Ratio rate covenant) are carefully managed throughout the year to ensure that sufficient capacity-related revenues are produced. This rate structure provides Oglethorpe with the ability to manage its revenues to assure full recovery of its costs in rates and has resulted in a consistent record of meeting all of its financial requirements. The year 2006 was no exception as revenues were sufficient, but only sufficient, to recover all costs and to satisfy all debt service obligations and financial covenants, including Oglethorpe's annual margin requirement.

    In 2005, each of Oglethorpe's Members extended the base term of their wholesale power contract with Oglethorpe by 25 years to 2050. This term is sufficient to cover the projected remaining useful lives of all of Oglethorpe's assets. In connection with the contract extension, Oglethorpe undertook a systematic program to refinance or otherwise reamortize a portion of its long-term debt to better match the amortization of its debt to the projected useful lives of its assets. This program was begun in 2006 and is planned to be completed by the end of 2008.

    Throughout 2006, Oglethorpe maintained a strong liquidity position that is comprised of a diversified, cost-effective mix of cash (including short-term investments), committed lines of credit and a commercial paper program. Unrestricted available liquidity at year-end was $824 million.

    Although Members have had the option to acquire resources from other suppliers since 1997, in 2003, Oglethorpe entered into amended agreements with its Members giving the Members direct responsibility for the planning and procurement of their future power supply requirements. Under these member agreements, Oglethorpe is limited in its ability to develop or obtain new power supply resources to assist the Members with their future, incremental power requirements without the approval of a substantial majority of the Members. This is particularly relevant since the Members have had to plan and implement power supply options to replace a portion of the energy that was being provided by two significant power marketer agreements that terminated at the end of December 2004 and March 2005, respectively. Plans by the Members to replace the portion of energy being provided by these two agreements were implemented smoothly. While Oglethorpe resources (generating facilities and power purchase contracts) had historically provided more than 90% of the Members' requirements, as a result of the terminations of the power marketer agreement with LG&E Energy Marketing Inc. ("LEM") at the end of 2004 and the power marketer agreement with Morgan

Stanley Capital Group Inc. ("Morgan Stanley") at the end of March 2005, energy supplied by Oglethorpe accounted for approximately 66% of the Members' retail energy requirements in 2006.

    The absence of these two agreements from Oglethorpe's power supply portfolio resulted in an increase to the average cost of power that is supplied by Oglethorpe to the Members because the energy that was provided pursuant to these two agreements was at a very favorable cost to Oglethorpe. Consequently, Oglethorpe's average cost of power in 2005 increased by 17% over 2004. However, the increase in 2006 was small – only approximately 2.5%.

    When SO2 allowance prices spiked to new highs in 2005, Oglethorpe implemented a systematic program of selling some of its excess allowances. Sales in 2005 netted approximately $83 million of which $62 million was used to offset Oglethorpe's cost of power to its Members. Oglethorpe continued this program into 2006, producing an additional $40 million of sales proceeds. All of the 2006 proceeds will be used to reduce Oglethorpe's cost of power to its Members, either in the year the sales proceeds were realized or in subsequent years.

    From time to time, Oglethorpe may assist the Members in investigating potential new power supply resources. In the latter part of 2006, Oglethorpe and its Members initiated a more formal review of the potential resources that might be required to meet the Members' power supply requirements in the 2011-2020 time period. Consequently, Oglethorpe's efforts to evaluate potential power supply acquisitions, development, or contracting opportunities for future generation needs of the Members has increased significantly. Oglethorpe is also taking steps to financially prepare for these potential opportunities.

    Oglethorpe and the Members are also very interested in the potential development and deployment of the next generation of nuclear facilities and are therefore considering participation in any initiatives that will examine the feasibility of future nuclear generating facilities with the view of preserving the option to participate in any new nuclear generation that might be developed in Georgia. Accordingly, in May 2005 Oglethorpe and the other co-owners of Plant Vogtle executed an agreement regarding exploration of development of up to two additional nuclear units at the Plant Vogtle site. Oglethorpe has the option to participate in up to 30% of any new project. The extent of Oglethorpe's ultimate involvement, if any, will be determined during the next two years.

    Responding to changing environmental requirements continues to be a challenge for Oglethorpe. Over the past several years, Oglethorpe has invested approximately $150 million to maintain compliance with various environmental regulations. The most substantial of these expenditures included the installation of selective catalytic reduction control technologies at Plant Wansley and the conversion of Plant Scherer to permit it to burn Powder River Basin coal. Further, the construction of flue gas desulfurization systems at Plant Wansley is now underway at a cost of about $130 million. Oglethorpe anticipates that mercury controls, selective catalytic reduction and flue gas desulfurization systems will be installed at Plant Scherer by the end of 2014, at a cost of over $600 million. One of the most significant risks to Oglethorpe's ability to maintain competitive power costs in the future is the possibility of additional capital expenditures and increased operational expenses for Plants Wansley and Scherer due to potential climate change legislation and regulations. While estimates of potential impacts can vary widely, it is not unlikely that Oglethorpe may be required to make significant additional investments over the next 10 to 20 years in response to this issue.

    From an operational perspective, Oglethorpe remains highly focused on the challenge of providing reliable, cost-effective fuel supply for its generating facilities. A balanced diversity of generating resources by fuel type – nuclear, coal and natural gas – helps mitigate the risk associated with any one type of fuel. The geographic diversity of coal supply – eastern and Powder River Basin – as well as the diversity of suppliers helps reduce risks associated with coal. Timely and cost-effective transportation of coal was a high priority for the corporation in 2006, with inventories returning to normal levels by year-end. Oglethorpe will maintain a sharp focus on fuel strategies as the cost of fuel, higher or lower, directly impacts the cost of power to its Members.

    In late 2006, Oglethorpe embarked on the ten-year maintenance and overhaul program required for the three units at Rocky Mountain. Oglethorpe plans to perform the required maintenance on one unit each year, with the total effort scheduled to be completed in early 2009. Of significance, as the maintenance is performed, Oglethorpe plans to replace the runners in each unit with a newly manufactured, more efficient design that will result in increasing the capacity of each unit by an estimated 60 MW, or a 20% increase in capacity. While there is always some element of risk in an undertaking of this type, Oglethorpe believes that the opportunity to increase the capacity of these units at a fairly nominal cost will add substantial value to its Members.

    Additionally, there are certain risks inherent in Oglethorpe's undivided ownership interests in its two nuclear facilities, Plants Hatch and Vogtle. One such risk is the storage of spent fuel. While the progress towards a national repository is disappointing, both facilities have on-site storage capabilities. It is forecasted that the on-site storage capabilities at Plant Hatch can be expanded to accommodate spent fuel through the expected life of the plant. Plant Vogtle is projected to have on-site storage capabilities well into the next decade, which are capable of further expansion. Another risk unique to nuclear facilities is the funding for the expected cost of decommissioning. Oglethorpe continues to maintain adequate balances in its external trust fund based on recent specific site studies, NRC minimum funding requirements and assumptions regarding investment earnings. With respect to operational risk, both plants continue an excellent record of operations with availability and capacity factors exceeding 85% in 2006.

    Despite the many challenges and risks of operating an electric power supply corporation, Oglethorpe continues to be well positioned, both financially and operationally, to fulfill its obligations to the Members and third parties.

Summary of Cooperative Operations

  Margins and Patronage Capital

    Oglethorpe operates on a not-for-profit basis and, accordingly, seeks only to generate revenues sufficient to recover its cost of service and to generate margins sufficient to establish reasonable reserves and meet certain financial coverage requirements. Revenues in excess of current period costs in any year are designated as net margin in Oglethorpe's statements of revenues and expenses. Retained net margins are designated on Oglethorpe's balance sheets as patronage capital, which is allocated to each of the Members on the basis of its percentage capacity responsibilities in the respective resources. Since its formation in 1974, Oglethorpe has generated a positive net margin in each year and had a balance of $498 million in patronage capital as of December 31, 2006. Oglethorpe's equity ratio, calculated as patronage capital and membership fees divided by total capitalization was 12.3% at December 31, 2005 and at December 31, 2006.

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

  Rates and Regulation

    Pursuant to the Wholesale Power Contracts entered into between Oglethorpe and each of the Members, Oglethorpe is required to design capacity and energy rates that generate sufficient revenues to recover all costs, to establish and maintain reasonable margins and to meet its financial coverage requirements. Oglethorpe reviews its capacity rates frequently throughout the year to ensure that net margin goals are met, and is required to do so at least once annually.

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

    For 2006, 2005 and 2004, Oglethorpe achieved a Margins for Interest Ratio of 1.10.

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

  Critical Accounting Policy

    Oglethorpe has determined that the following accounting policy is important to understanding the presentation of Oglethorpe's financial condition and results of operations and requires Oglethorpe's management to make estimates and assumptions about matters that were uncertain at the time of preparation of Oglethorpe's financial statements. Changes in these estimates and assumptions by Oglethorpe's management could materially impact our results of operations and financial condition. Oglethorpe's management has discussed the development, selection and disclosure of critical accounting policies and estimates with the Audit Committee of Oglethorpe's Board of Directors.

    Oglethorpe is subject to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation." SFAS No. 71 permits Oglethorpe to record regulatory assets and regulatory liabilities to reflect future cost recovery or refunds that Oglethorpe has a right to pass through to the Members. At December 31, 2006, Oglethorpe's regulatory assets and liabilities totaled $237 million and $131 million, respectively. (See Note 1 of Notes to Financial Statements.) While Oglethorpe does not currently foresee any event such as competitive or other factors that would make it not probable that Oglethorpe will recover these costs from its Members as future revenues through rates under its Wholesale Power Contracts, if such an event were to occur, Oglethorpe could no longer apply the provisions of SFAS No. 71, which would require Oglethorpe to eliminate all regulatory assets and liabilities that had been recognized as a charge to its statement of operations and begin recognizing assets and liabilities in a manner similar to other businesses in general. In addition, Oglethorpe would be required to determine any impairment to other assets, including plants, and write-down those assets, if impaired, to their fair value.

  New Accounting Pronouncements

    In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities", including an amendment of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. The statement provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of this Statement apply only to entities that elect the fair value option however, the amendment to SFAS No. 115 applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective for Oglethorpe January 1, 2008. Oglethorpe is evaluating what impact, if any, the adoption of FASB No. 159 will have on Oglethorpe's financial position or results of operations.

    In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the application of SFAS No. 157 may change the current practice for measuring fair value. SFAS No. 157 is effective January 1, 2008 and Oglethorpe is evaluating the impact, if any, that the adoption of SFAS No. 157 will have on Oglethorpe's financial position or results of operations.

  New Accounting Interpretation

    In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes – an Interpretation of Financial Accounting Standards No. 109 Positions" (FIN 48). FIN 48 is effective January 1, 2007 and requires Oglethorpe to record any change in net assets that result from the adoption of FIN 48 as an adjustment to the opening balance of patronage capital.

    FIN 48 requires that Oglethorpe make qualitative and quantitative disclosures, including discussion of reasonably possible changes that might occur in the recognized benefits over the next twelve months; a description of open tax years by major jurisdictions; and a roll-forward of all unrecognized tax benefits, presented as a reconciliation of the beginning and ending balances of the unrecognized tax benefits on a aggregated basis. The adoption of FIN 48, effective January 1, 2007, did not have a material impact on Oglethorpe's patronage capital.

Results of Operations

  Power Marketer Arrangements

    Oglethorpe has utilized power marketer arrangements to reduce the cost of power to the Members. Oglethorpe had a power marketer agreement with LEM for approximately 50% of the load requirements of 37 of the Members that terminated as of December 31, 2004. Oglethorpe also had an additional power marketer agreement with Morgan Stanley with respect to 50% of the 38 Members and Flint EMC's then forecasted load requirements which terminated on March 31, 2005. The LEM agreement was based on the actual requirements of the participating Members during the contract term, whereas the Morgan Stanley agreement represented a fixed supply obligation. Generally, these arrangements benefited the Members by limiting the risk of unit availability and by providing future needs at a competitive fixed price. Most of Oglethorpe's generating facilities and power purchase arrangements were available for use by LEM and Morgan Stanley. Oglethorpe continued to be responsible for all of the costs of its system resources but received revenue from LEM and Morgan Stanley for the use of the resources.

    The absence of these two agreements (effective January 1, 2005 and April 1, 2005 for LEM and Morgan Stanley, respectively) from Oglethorpe's power supply portfolio resulted in an increase in the average cost of power supplied by Oglethorpe to the Members because the energy that was provided pursuant to these two agreements was at a very favorable cost to Oglethorpe. For further discussion regarding purchased power costs see "Operating Expenses" below.

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

    Total revenues from sales to Members decreased by 0.8% for 2006 compared to 2005 and by 11.2% for 2005 compared to 2004. The components of Member revenues were as follows:

	(dollars in thousands)
	2006	2005	2004

Capacity revenues	$568,425	$552,264	$626,324
Energy revenues	558,998	584,199	653,141

Total	$1,127,423	$1,136,463	$1,279,465

    Capacity revenues from Members increased 2.9% in 2006 compared to 2005 and decreased 11.8% in 2005 compared to 2004. For 2006 and 2005 capacity revenues reflect reduced collections from Members of $29.3 million and $61.9 million, respectively. Both the 2006 and 2005 reduced revenue collections were related to gains on the sale of SO2 allowances. See Note 10 of Notes to Financial Statements for further discussion regarding the sale of SO2 allowances. In addition, capacity revenues for 2006 compared to 2005 were also reduced by $15.2 million due to the expiration of the GPC purchased power agreement effective March 31, 2006. Capacity revenues for 2005 as compared to 2004 were reduced due to the Members' monthly power bill prepayment program that provides the Members with a discount for prepaying their monthly power bills. The prepayment funds were deposited in the RUS Cushion of Credit Account. The last remaining deposits in the RUS Cushion of Credit Account were applied against RUS and FFB debt service in October 2006 leaving a zero balance in the account.

    Energy revenues from Members decreased by 4.3% in 2006 compared to 2005 and decreased by 10.6% in 2005 compared to 2004. The decrease in energy revenues for 2006 as compared to 2005 was due partly to the discontinuation of Oglethorpe's capacity and energy pool, effective March 31, 2005, and partly to the expiration of the GPC purchased power agreement, offset somewhat, by an increase in fuel costs passed through to Members due primarily to an increase in generation. The decrease in energy revenues for 2005 as compared to 2004 was primarily due to a decrease in the pass-through of purchased power energy costs due to the expiration of power marketer agreements with LEM and Morgan Stanley. See "Power Marketers Arrangements" above for further discussion. Lower purchased power energy costs passed through to Members in 2005 compared to 2004 were offset somewhat by higher energy costs associated with significantly higher natural gas prices incurred for fuel used at Oglethorpe's combustion turbine facilities and to higher generation and fuel costs at Oglethorpe's coal-fired generating plants.

    The following table summarizes the amounts of kWh sold to Members and total revenues per kWh during each of the past three years:

	(in thousands) Kilowatt-hours	Cents per Kilowatt-hour

2006	23,019,482	4.90
2005	23,721,939	4.79
2004	31,213,210	4.10

    In 2006 and 2005 kWh sales to Members decreased 3.0% and 24.0% as compared to the same prior year periods, respectively. The average revenue per kWh from sales to Members increased 2.2% for 2006 compared to 2005 and increased 16.9% for 2005 compared to 2004. The decrease in kWh sales to Members in 2006 was partly due to the discontinuation of Oglethorpe's capacity and energy pool, through which Oglethorpe bought and sold short-term energy from/to non-Members for the benefit of Members participating in the pool. The capacity and energy pool was discontinued effective March 31, 2005. The expiration of an agreement to purchase capacity and energy from GPC also contributed to the decrease in MWhs sold to Members. For further discussion regarding purchased power costs, see "Operating Expenses" below.

    The decrease in kWh sales to Members in 2005 resulted primarily from the termination of the LEM and Morgan Stanley power marketer agreements as previously dicussed.

    The energy portion of Member revenues per kWh decreased 1.4% in 2006 as compared to 2005 and increased 17.7% in 2005 compared to 2004. Oglethorpe passes through actual energy costs to the Members such that energy revenues equal energy costs. The decrease in average energy revenues per kWh in 2006 as compared to 2005 resulted primarily from the reduction in the pass through of purchased power costs due to the discontinuation of the capacity and energy pool and the expiration of the GPC agreement as discussed above. The higher energy revenues per kWh in 2005 resulted primarily from the termination of the LEM and Morgan Stanley power marketer agreements. (See "Operating Expenses" below.)

    Sales to Non-Members.    Sales to non-Members were primarily from capacity and energy sales to Alabama Electric Cooperative under an agreement to sell 100 MW of capacity for the period June 1998 through December 2005. In addition, Oglethorpe sold short-term energy to non-Members for the benefit of Members participating in its capacity and energy pool. The capacity and energy pool was discontinued effective March 31, 2005. Total non-Member revenues for 2006, 2005 and 2004 were $1,456,000, $33,060,000 and $33,307,000, respectively.

  Operating Expenses

    Oglethorpe's operating expenses (excluding the 2006 and 2005 gains related to the sale of SO2 allowances of $39.5 million and $83.1 million, respectively) decreased 6.8% in 2006 compared to 2005 and were 4.9% lower in 2005 compared to 2004. The decrease in operating expenses in 2006 as compared to 2005 was partly due to decreases in purchased power and accretion expenses offset sowewhat by an increase in fuel costs. The decrease in operating expenses for 2005 as compared to 2004 was primarily due to lower purchased power costs offset somewhat by higher fuel and accretion expenses.

    Total fuel costs increased 2.5% in 2006 compared to 2005 and increased 25.8% in 2005 as compared to 2004. For 2006 the increase in total fuel cost was primarily due to a 1.5% increase in generation. The increase in total fuel costs in 2005 resulted from both the mix of generation and the higher prices incurred for natural gas. The higher percentage of generation from fossil and gas-fired facilities combined with the higher natural gas prices for 2005 as compared to 2004 resulted in a 26.1% increase in average fuel costs. For 2005 compared to 2004 total generation decreased less than 1%.

    Purchased power costs decreased 29.9% in 2006 as compared to 2005 and decreased 36.6% in 2005 compared to 2004 as follows:

	(dollars in thousands)
	2006	2005	2004

Capacity costs	$46,259	$60,683	$63,304
Energy costs	132,870	194,933	339,637

Total	$179,129	$255,616	$402,941

    The decrease in purchased power capacity costs for 2006 compared to 2005 was due to the expiration of the GPC purchased power agreement effective March 31, 2006 as discussed previously. The decrease in purchased power capacity costs for 2005 as compared to 2004 resulted primarily from a decrease in the cost of services provided by GSOC.

    Purchased power energy costs decreased 31.8% in 2006 compared to 2005 and decreased 42.6% in 2005 compared to 2004. The average cost of purchased power energy per kWh increased 23.8% in 2006 compared to 2005 and increased 68.1% in 2005 compared to 2004. The decrease in purchased power energy costs for 2006 was partly due to the discontinuation of Oglethorpe's capacity and energy pool, effective March 31, 2005, and partly due to the expiration of the GPC purchased power agreement. The expiration of the GPC agreement with its favorable energy cost to Oglethorpe was the primarily reason for the increase in average energy cost per kWh. The decrease in purchased power energy costs in 2005 resulted primarily from the termination of the LEM and Morgan Stanley power marketer agreements offset somewhat by an increase in energy purchases from other power companies. The increase in average purchased power energy costs in 2005 was a result of the termination of the LEM and Morgan Stanley agreements which provided energy at very favorable costs. The amount of purchased power MWhs decreased 44.7% in 2006 compared to 2005 and decreased 65.9% in 2005 compared to 2004.

    Purchased power expenses for the years 2004 through 2006 include the cost of capacity and energy purchases under various long-term power purchase agreements. Oglethorpe's capacity and energy expenses under these agreements amounted to approximately $103 million in 2006, $163 million in 2005 and $124 million in 2004. For a discussion of the power purchase agreements, see Note 9 of Notes to Financial Statements.

    Accretion expense represents the change in the asset retirement obligations due to the passage of time. For nuclear decommissioning, Oglethorpe records a regulatory asset or liability for the timing difference in accretion expense recognized under SFAS No. 143 compared to the expense recovered for ratemaking purposes. The accretion expense recognized is equal to the earnings from the decommissioning trust fund. Accretion expense totaled $21.9 million in 2006, $34.0 million in 2005 and $20.5 million in 2004. The higher accretion expense in 2005 is primarily due to the increased amortization of deferred asset retirement costs per approval by the Board of Directors. During 2006 Oglethorpe sold SO2 allowances in excess of its needs to various parties and received approximately $39.5 million in net proceeds from these sales. The proceeds received from sale of SO2 allowances was offset, however, by a $29.3 million reduction in Sales to Members and by $10.2 million in accelerated amortization of deferred amortization of capital leases. During 2005 Oglethorpe sold SO2 allowances in excess of its needs to various parties and received approximately $83.1 million in net proceeds from these sales. This gain on sale of SO2 allowances was offset, however, by a $61.9 million reduction in Sales to Members and by $21.2 million in accelerated amortization of deferred asset retirement costs in the form of accretion expense. As a result there was no change to net margin for 2006 and 2005 from the gains on sales of SO2 allowances.

  Other Income (Expense)

    Investment income increased 28.4% in 2006 compared to 2005 and increased 8.3% in 2005 compared to 2004. The increase in 2006 compared to 2005 was due to higher earnings from Oglethorpe's decommissioning trust fund and from higher interest earnings on cash and cash equivalent investments. The higher earnings on cash and cash equivalents were partly due to higher returns on these investments and partly due to higher average investment balance. These increases were offset somewhat by lower earnings on funds deposited in the RUS Cushion of Credit Account resulting from lower average investment balance. At December 31, 2006, there were no remaining deposits invested in the RUS Cushion of Credit Account; therefore, there will not be any additional income relative to these investments in subsequent periods unless additional funds are deposited in the account. The increase in 2005 compared to 2004 was primarily due to earnings on funds deposited in the RUS Cushion of Credit account offset somewhat by lower earnings from the decommissioning trust fund.

  Net Margin

    Oglethorpe's net margin for 2006, 2005 and 2004 was $18.2 million, $17.7 million and $17.2 million, respectively. These amounts were exactly sufficient to meet the 1.10 Margins for Interest requirement under the Mortgage Indenture. Oglethorpe's margin requirement is based on a ratio applied to interest charges. In addition, Oglethorpe's margins include certain items that are excluded from the Margins for Interest Ratio, such as non-cash capital credits allocation from GTC. Oglethorpe's non-cash capital credits allocation from GTC was $1.5 million, $1.4 million and $1.3 million for 2006, 2005 and 2004, respectively. (See "Summary of Cooperative Operations – Rates and Regulations" above.)

Financial Condition

  Overview

    Oglethorpe's financial condition remained stable at December 31, 2006. It achieved a 1.10 Margins for Interest Ratio for the year, as required by the Mortgage Indenture. This 1.10 margin coverage produced a net margin of $18 million, which caused a corresponding increase in patronage capital (equity), bringing total patronage capital to $498 million at December 31, 2006. Oglethorpe's equity to capitalization ratio was 12.3% at year end.

    Oglethorpe maintained a strong liquidity position with $824 million of unrestricted available liquidity at December 31, 2006.

    There was a net increase in long-term debt outstanding of approximately $150 million due to the issuance of $300 million of first mortgage bonds. The average interest rate on the $3.4 billion of long-term debt outstanding at December 31, 2006 was 5.4%.

    Property additions totaled $129 million and were financed with a combination of funds from operations and long-term borrowings. The expenditures were primarily for purchases of nuclear fuel ($60 million), normal additions and replacements to existing generation facilities ($39 million) and environmental control facilitites being installed at the coal-fired generating plants ($23 million).

    The three major rating agencies have all assigned investment grade credit ratings to Oglethorpe, with a stable outlook.

  Liquidity and Sources of Capital

    Sources of Capital.    Oglethorpe has historically obtained the majority of its long-term financing from RUS-guaranteed loans funded by FFB. In the future, however, RUS-guaranteed funding for new generation facilities may be limited due to budgetary pressures faced by Congress (see "OGLETHORPE POWER

CORPORATION – Relationship with RUS"). In addition, over the next ten years loan demand is projected to exceed RUS-guaranteed funding authorization levels unless there is an increase over current levels of funding. Therefore, any new generation facilities that Oglethorpe may build in the future on behalf of its Members would likely be financed through a variety of sources, including RUS-guaranteed loans and capital market financings.

    Oglethorpe has also obtained a substantial portion of its long-term financing requirements from the issuance of tax-exempt PCBs and expects that it will be able to issue additional tax-exempt debt in the future. However, the types of equipment that will qualify for tax-exempt financing is less than in the past due to changes in tax laws and regulations.

    In addition, Oglethorpe's operations have historically provided a sizable contribution to its funding of capital requirements, such that internally generated funds have provided interim funding or long-term capital for nuclear fuel purchases, replacements and additions to existing generating facilities, general plant additions, and retirement of long-term debt. However, due to the significant amount of expenditures currently underway relating to environmental compliance at its coal-fired generating facilities, in the future Oglethorpe anticipates that it will meet its capital requirements through a combination of funds generated from operations and short and long-term borrowings. See "Financing Activities" for more detailed information regarding Oglethorpe's financing plans.

    Liquidity.    At December 31, 2006, Oglethorpe had $824 million of unrestricted available liquidity to meet short-term cash needs and liquidity requirements. This amount included $424 million of cash and cash equivalents and $400 million of unused committed credit arrangements. The cash and cash equivalents at year-end were higher than normal due to proceeds from a $300 million issuance of first mortgage bonds in October 2006. In 2007, Oglethorpe expects to utilize a substantial portion of the first mortgage bond proceeds to fund the installation of environmental control equipment at one of its coal-fired generating plants.

    Oglethorpe also had $61 million invested in auction rate securities at December 31, 2006. These securities have maturities in excess of one year and as such are classified as long-term investments. However, most of these securities re-price in auctions that occur every 35 days or less, and Oglethorpe could seek to liquidate these securities at the end of any auction period.

    In addition to unrestricted available liquidity, Oglethorpe had $18 million in restricted cash and cash equivalents at December 31, 2006. The $18 million was on deposit with a trustee relating to PCBs issued in October 2006, the proceeds of which were used to refinance a like amount of PCB principal maturing in January 2007 (see "Financing Activities").

    Net cash provided by operating activities was $188 million in 2006, a decrease of $118 million compared to year-end 2005, and averaged approximately $250 million for the three-year period 2004 through 2006. A substantial portion of the cash flow decrease in 2006 related to higher than normal purchases of fossil fuel during the year in an effort to raise inventory levels that had been reduced in 2005 due to rail transportation bottlenecks. Additionally, cash flow related to receivables and payables decreased in 2006 due to the normal variations in timing of receipts and disbursements.

    The $400 million of credit arrangements mentioned above is comprised of three separate facilities as reflected in the table below:

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

    Under the commercial paper program Oglethorpe is authorized to issue commercial paper in amounts that do not exceed the amount of its committed backup line of credit, thereby providing 100% dedicated support for any paper outstanding. Oglethorpe periodically assesses its needs to determine the appropriate amount of commercial paper backup to maintain and currently has in place a $300 million committed backup credit facility provided by a group of six banks that was syndicated by Bank of America. Oglethorpe plans to renew this facility prior to its expiration in September 2007, and may increase the size of the facility by $100 million or more.

    The commercial paper backup line of credit contains a financial covenant requiring Oglethorpe to maintain patronage capital at levels not less than 110% of the facility commitment amount. This currently equates to $330 million, and year-end patronage capital exceeded this amount by $168 million. One additional covenant limits secured indebtedness to $4.5 billion and unsecured indebtedness to $1 billion during the term of the credit agreement, and Oglethorpe's debt levels are well below these thresholds.

    Along with the lines of credit from CoBank and the National Rural Utilities Cooperative Finance Corporation ("CFC"), the backup line of credit supporting commercial paper may also be used for general working capital needs. However, due to the requirement to have 100% dedicated backup for any outstanding commercial paper, if any amounts are drawn under the backup facility for working capital, it will reduce the amount of commercial paper that Oglethorpe can issue.

    Liquidity Covenants.    Oglethorpe currently has three financial agreements in place which contain liquidity covenants. These agreements include the two interest rate swaps relating to PCB transactions and the Rocky Mountain lease transactions. The aggregate amount of liquidity that Oglethorpe will be required to maintain pursuant to these agreements during 2007 is $67 million, and Oglethorpe estimates that it will have sufficient liquidity to satisfy these requirements.

  Financing Activities

    In August 2005, RUS approved a $92 million loan for Oglethorpe that will fund expenditures for routine additions and replacements to generation facilities incurred in 2004 through 2006, and those expected to be incurred in 2007 through 2010. In September 2006, RUS approved a $78 million loan that will fund capital expenditures incurred in 2005 and 2006, and those expected to be incurred in 2007 through 2009 relating to compliance with certain environmental regulations. Oglethorpe expects to have both loans fully drawn by year-end 2010. Both loans will be funded through the FFB and guaranteed by the RUS, and the debt will be secured under Oglethorpe's Mortgage Indenture.

    Oglethorpe currently has three pending loan applications at the RUS. The first one is for $349 million to fund capital expenditures in the 2007 through 2014 time frame relating to compliance with certain environmental regulations. This loan application was originally submitted in September 2005 and revised in June 2006. Oglethorpe expects RUS to act on it in late 2007 or early 2008. The second one is for $98 million to fund expenditures for normal additions and replacements at existing generation facilities in 2006 through 2011. This loan application was submitted in October 2006 and Oglethorpe does not expect RUS to act on it until 2008. The third one is for $1.8 billion to fund Oglethorpe's potential 30% undivided interest in two new proposed nuclear units that may be built at the existing Plant Vogtle site (see "OGLETHORPE'S POWER SUPPLY RESOURCES – Future Power Supply Resources" and "Executive Overview"). This loan application was submitted in December 2006 and Oglethorpe does not expect RUS to act on it until 2009 at the earliest.

    If approved, all three of these loans will be funded through the FFB and guaranteed by the RUS, and the debt will be secured under Oglethorpe's Mortgage Indenture.

    Oglethorpe recently received tax-exempt financing allocations from the state of Georgia totaling $200 million. $50 million was received in 2005 and relates to scrubbers being installed at Plant Wansley to reduce sulfur dioxide emissions. $150 million was received in 2006 and relates to equipment being installed at Plant Scherer to control mercury emissions, although it is uncertain at this time if enough of this equipment will qualify to take advantage of the full amount of the allocation. The tax-exempt bonds can be issued any time within a three-year window that begins the year after the allocation was awarded. Currently, Oglethorpe anticipates issuing tax-exempt PCBs for both projects in 2008.

    In 2006, Oglethorpe received an allocation from the Internal Revenue Service ("IRS") to issue $24 million of Clean Renewable Energy Bonds ("CREBs") to fund an upgrade project currently underway at its Rocky Mountain generating facility. CREBs were created under the Energy Policy Act of 2005 to provide state and local governments and electric cooperatives with a federal incentive to invest in renewable energy generation projects, similar to the production tax credits available to investor-owned utilities that invest in such projects. The program was designed such that in lieu of the CREBs issuer paying interest to the bondholder, the federal government will give the holder of a CREB a tax credit. Oglethorpe had its CREB application submitted to the IRS on its behalf by CFC, along with the applications of 50 other electric cooperatives. CFC, as a qualified issuer under the program, will issue the bonds and in turn loan the proceeds, at a one percent rate of interest, to the cooperatives whose applications were approved. All CREBs must be issued by December 31, 2008, and Oglethorpe anticipates closing its CREBs related loan with CFC in late 2007 or sometime in 2008.

    Oglethorpe has a program in place under which it is refinancing, on a continued tax-exempt basis, the annual principal maturities of serial bonds and the annual sinking fund payments of term bonds originally issued on behalf of Oglethorpe by various county development authorities. The refinancing of these PCB principal maturities allows Oglethorpe to preserve a low-cost source of financing. To date, approximately $242 million has been refinanced under this program, including $21 million of PCB principal that matured in January 2007 (of which GTC had an assumed obligation to pay $3.6 million, as discussed below). In the fall of 2007, Oglethorpe plans to refinance an additional $22 million of PCB principal that matures in January 2008 (of which GTC has an assumed obligation to pay $3.7 million) and has Board approval to continue this refinancing program through 2019.

    Under an indemnity agreement executed in connection with GTC's assumption of PCB indebtedness as part of a 1997 corporate restructuring (see "Off-Balance Sheet Arrangements – GTC Debt Assumption") and a new indemnity agreement executed in connection with GTC's assumption of PCB refunding indebtedness in October 2006, GTC is entitled to participate in any future prepayment of assumed PCB debt by agreeing to assume a portion of the refunding indebtedness. As such, GTC elected to participate in the refinancing of the January 2007 maturities discussed above, and Oglethorpe anticipates that GTC will continue to participate in these annual refinancings for the foreseeable future.

    In connection with the extension of the wholesale power contracts from 2025 to 2050, Oglethorpe has embarked on a program to refinance or othwerwise reamortize a portion of its PCB and FFB debt. An extension of the debt maturitites will provide for better alignment of principal amortization with the projected useful lives of Oglethorpe's assets, which are currently projected to operate well beyond the original contract termination date of 2025. In two separate transactions that closed in October 2006, Oglethorpe refinanced $350 million of PCB bullet maturities (of which GTC had an assumed obligation to pay $37 million) that were scheduled to mature in 2019 through 2022 with PCB refunding debt that will mature in 2036 through 2041. In one of these two transactions, the refinancing of the $21 million of January 2007 PCB maturities (discussed above) was accomplished by combining the debt with the bullet maturities in a single refinancing transaction. Oglethorpe plans to refinance its remaining $267 million of PCB bullet maturities (currently scheduled to mature in 2018 through 2024) within the next two years and extend the maturities on this debt in a similar fashion.

    In mid-2007, Oglethorpe expects to extend the maturities on $400 million to $450 million of existing FFB debt advances under a new program currently being implemented by RUS. The program provides for a one-time extension of FFB debt, with a maximum debt life of 55 years from the date of original issuance, while maintaining the current interest rate on the debt. In Oglethorpe's case, this will allow for extensions of between 13 and 20 years for these advances. While it is not a refinancing, Oglethorpe will have to pay a debt modification fee to the FFB currently estimated at $5 million.

    Oglethorpe issued $300 million of taxable, fixed-rate first mortgage bonds in October 2006. A substantial portion of the proceeds will be used to fund certain environmental control equipment and the remainder will be used for general corporate purposes. The environmental control facilities are being installed at Plant Scherer Unit 2, a unit that is subject to a sale-leaseback transaction. Because of the sale-leaseback, additions to Unit 2 are not eligible for RUS financing.

  Capital Requirements

    Capital Expenditures.    As part of its ongoing capital planning, Oglethorpe forecasts expenditures required for generating facilities and other capital projects. The table below details these expenditure forecasts for 2007 through 2009. Actual expenditures may vary from the estimates listed in the table because of factors such as changes in business conditions, design changes and rework required by regulatory bodies, delays in obtaining necessary regulatory approvals, construction delays, cost of capital, equipment, material and labor, and changing environmental requirements.

Capital Expenditures (1)
(dollars in millions)
Year	Existing Generation (2)	Environmental Compliance	Nuclear Fuel	General Plant	Total

2007	$68	$97	$42	$4	$211
2008	70	108	48	3	229
2009	54	47	75	3	179

Total	$192	$252	$165	$10	$619

(1)
Excludes allowance for funds used during construction.

    In addition to the expenditures reflected in the table above, Oglethorpe expects to pay GPC between $25 and $50 million in connection with the nuclear development option agreement through April 2008, the currently anticipated latest date for Oglethorpe to reduce participation, either partially or completely, in up to two additional nuclear units at Plant Vogtle and receive a refund of these costs (pro rata with interest). For information about preliminary steps Oglethorpe has taken to procure financing in the event it elects to participate, see "Financing Activities". For a more detailed discussion of the nuclear development option agreement, see "OGLETHORPE'S POWER SUPPLY RESOURCES – Future Power Resources".

    Oglethorpe is subject to environmental regulations and may be subject to future additional environmental regulations, including future implementation of existing laws and regulations. Since alternative legislative and regulatory environmental compliance programs continue to be debated on a national level, it is difficult to predict what capital costs may ultimately be required, even in the near term. Oglethorpe monitors the on-going debate to gauge a range of possible capital expenditure outcomes. The environmental compliance expenditures reflected in the table above include a scrubber installation project (for sulfur dioxide removal) currently underway at Plant Wansley and a mercury removal project expected to start this year at Plant Scherer. While estimates can vary widely, it is likely that Oglethorpe will be required to make additional investments in the range of approximately $400 million to $600 million relating to environmental compliance programs beyond the period reflected in the table above.

    Depending on how Oglethorpe and the other co-owners of Plants Scherer and Wansley choose to comply with these proposed regulations, both capital expenditures and operating expenditures may be impacted. In any event, as required by the Wholesale Power Contracts, Oglethorpe expects to be able to recover from its Members all capital and operating expenditures made in complying with current and future environmental regulations.

    For additional information, see "BUSINESS – ENVIRONMENTAL AND OTHER REGULATION – Clean Air Act."

    Contractual Obligations.    The table below reflects, as of December 31, 2006, Oglethorpe's contractual obligations for the periods indicated.

Contractual Obligations
(dollars in millions)
	2007	2008- 2009	2010- 2011	Beyond 2011	Total

Long-Term Debt:
Principal	$205	$356	$368	$2,473	$3,402
Interest (1)	179	329	286	1,254	2,048
Capital Leases (2)	44	89	89	242	464
Operating Leases	5	10	11	38	64
Unconditional Power Purchases	72	106	59	255	492
Rocky Mtn. Lease Transactions (3)	—	—	—	372	372
Chattahoochee O&M Agmts.	19	40	43	159	261
Asset Retirement Obligations (4)	—	—	—	2,400	2,400

Total	$524	$930	$856	$7,193	$9,503

(1)
Includes interest expense related to variable rate debt that had a weighted average interest rate of 3.66% at 1/1/07, and includes an assumption for future variable rates based on a forward BMA curve.

(2)
Amounts represent total rental payment obligations, not amortization of debt underlying the leases.

(3)
Oglethorpe entered into a funding agreement with a highly rated entity to fund this obligation. For additional information, see "Off-Balance Sheet Arrangements-Rocky Mountain Lease Arrangments" below.

(4)
A substantial portion of this amount relates to the decommissioning of nuclear facilities.

  Inflation

    As with utilities generally, inflation has the effect of increasing the cost of Oglethorpe's operations and construction program. Operating and construction costs have been less affected by inflation over the last few years because rates of inflation have been relatively low.

  Credit Rating Risk

    The table below sets forth Oglethorpe's current debt ratings.

Oglethorpe Ratings	S&P	Moody's	Fitch

Senior secured debt	A	A3	A
Short-term/commercial paper	A-1	P-2	F-1

    Oglethorpe has financial agreements containing provisions which, upon a credit rating downgrade below specified levels, may require the posting of collateral (in the form of either letters of credit, surety bonds or cash) or termination of the agreement. The table below sets forth the more significant rating triggers contained in Oglethorpe's financial agreements.

Rating Triggers	S&P	Moody's	Fitch

AIG Interest Rate Swaps
Senior Secured	BBB-	Baa3	NA (1)
JPMC Interest Rate Swaps
Senior Secured
Related to Collateral	All (2)	All (2)	All (2)
Related to Termination	BBB-	Baa3	BBB-
Rocky Mountain Lease
Senior Secured	BBB	Baa2	BBB
Senior Unsecured	BBB-	Baa3	BBB-

(1)
NA = rating not included as a trigger in agreement

(2)
Posting of collateral required only if mark to market value of swap exceeds credit threshold provided to Oglethorpe at any given rating level.

    For a discussion of Oglethorpe's interest rate swap arrangements and the rating triggers contained therein, see "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK – Interest Rate Risk – Interest Rate Swap Transactions."

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

    Given its current level of ratings, Oglethorpe's management does not have any reason to expect a downgrade that would put its ratings below the rating triggers contained in any of its financial agreements, with the exception of the rating triggers relating to collateral at all rating levels under the JPMC swaps. In that case, however, the amount of credit extended to Oglethorpe by JPMC makes it unlikely in management's opinion that posting of additional collateral would be required. However, Oglethorpe's ratings reflect the views of the rating agencies and not of Oglethorpe, and therefore Oglethorpe cannot give any assurance that its ratings will be maintained at current levels for any period of time.

  Off-Balance Sheet Arrangements

    Oglethorpe is liable for certain contractual obligations for which other parties are liable, and Oglethorpe would be expected to pay only if the other parties fail to satisfy such obligations. These obligations are not shown on Oglethorpe's balance sheet and are described below.

    GTC Debt Assumption.    In connection with a corporate restructuring in 1997 in which Oglethorpe sold its transmission related assets to GTC (which represented 16.86% of Oglethorpe's assets), GTC assumed 16.86% of the then outstanding indebtedness associated with PCBs pursuant to an Assumption Agreement and an Indemnity Agreement. If GTC fails to satisfy its obligations under this debt assumption, Oglethorpe would then remain liable for any unsatisfied amounts. In that event, Oglethorpe would be entitled to reimbursement from GTC for any amounts paid by Oglethorpe. At December 31, 2006, the total obligation assumed by GTC relating to outstanding PCB principal was $98 million. GTC's estimated payments of principal and interest in 2007 pursuant to this assumed obligation is approximately $8 million.

    Oglethorpe also remains secondarily liable for a 16.86% portion of Oglethorpe's interest rate swaps with AIG-FP that were assumed by GTC in connection with the corporate restructuring. GTC's portion of the estimated maximum aggregate liability for termination payments under the swaps had such payments been due on December 31, 2006 was $6 million.

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

    The Facility Subleases require Oglethorpe to make semi-annual rental payments to RMLC. In turn, RMLC is required to make identical rental payments to the owner trusts under the Facility Leases. In 2006, the amount of the rental payments under the Facility Subleases and Facility Leases each totaled $64 million. The payment undertaking agreements require the other party (the "payment undertaker") to pay the rent payments directly to the owner trust's lender in satisfaction of RMLC's rent payment obligation under the Facility Lease and the applicable owner trust's repayment obligation under the loan to it. Because RMLC funds these rent payments through the payment undertaking agreements, RMLC returns to Oglethorpe amounts received by it pursuant to the Facility Subleases. RMLC remains liable for all rental payments under the Facility Leases if the payment undertaker fails to make such payments, although the owner trusts have agreed to use due diligence to pursue the payment undertaker before pursuing payment from RMLC or Oglethorpe.

    The senior unsecured debt obligations of the payment undertaker are rated "AAA" by S&P and "Aaa" by Moody's, and the senior unsecured debt obligations of the third party to the funding agreement are rated "AA" by S&P and "Aa2" by Moodys.

    As a wholly owned subsidiary of Oglethorpe, the financial condition and results of operations of RMLC are fully consolidated into Oglethorpe's financial statements. The funding agreements and corresponding lease obligations are reflected on the balance sheets of RMLC and Oglethorpe as Deposit on Rocky Mountain transactions and Obligation under Rocky Mountain transactions (both $95 million at December 31, 2006). However, the financial statements of RMLC and Oglethorpe do not reflect the payment undertaking agreements or the corresponding lease obligations, or the payments made by the payment undertaker, including the payments of rent under the Facility Leases and Facility SubLeases, because they have been extinguished for financial reporting purposes. If RMLC's interests in the payment undertaking agreements and the corresponding lease obligations were reflected on the balance sheets of RMLC and Oglethorpe at December 31, 2006, both the Deposit on Rocky Mountain transactions and Obligation under Rocky Mountain transactions would have been higher by $706 million.

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

Interest Rate Risk

    Oglethorpe is exposed to the risk of changes in interest rates due to the significant amount of financing obligations it has entered into, including variable rate debt and interest rate swap transactions. Oglethorpe's objective in managing interest rate risk is to maintain a balance of fixed and variable rate debt that will lower its overall borrowing costs within reasonable risk parameters. As part of this debt management strategy, Oglethorpe has a guideline of having between 15% and 30% variable rate debt to total debt. At December 31, 2006, Oglethorpe had 18% of its debt (including capital lease debt) in a variable rate mode.

    The table below details Oglethorpe's existing debt instruments and provides the fair value at December 31, 2006, the outstanding balance at the beginning and end of each year and the annual principal maturities and associated average interest rates.

	(dollars in thousands)
	Fair Value	Cost
	2006	2007	2008	2009	2010	2011	Thereafter

Fixed Rate Debt
Beginning of year		$2,548,121	$2,353,881	$2,188,103	$2,013,674	$1,852,854	$1,695,760
Maturities		(194,240)	(165,778)	(174,429)	(160,820)	(157,094)

End of year	$2,705,047	$2,353,881	$2,188,103	$2,013,674	$1,852,854	$1,695,760

Average interest rate on maturing fixed rate debt		5.81%	5.85%	5.88%	5.93%	5.94%	5.75%
Variable Rate Debt
Beginning of year		$621,783	$621,512	$621,207	$620,863	$620,476	$620,041
Maturities		(271)	(305)	(344)	(387)	(435)

End of year	$621,636	$621,512	$621,207	$620,863	$620,476	$620,041

Average interest rate on maturing variable rate debt(1)		4.57%	6.09%	6.80%	6.80%	6.80%	3.82%
Interest Rate Swaps (2)
Beginning of year		$232,191	$222,086	$212,027	$207,139	$184,019	$157,460
Maturities		(10,105)	(10,059)	(4,888)	(23,120)	(26,558)

End of year	$232,191	$222,086	$212,027	$207,139	$184,019	$157,461

Average interest rate on maturing debt		5.77%	5.78%	5.92%	5.67%	5.73%	5.83%
Unrealized loss on swaps	$(29,417)

(1)
Of the variable rate debt reflected in the above table, 99% relates to PCB debt with maturities beyond 2011, with a weighted average interest rate of 3.66% at 1/1/07. Future variable interest rates for PCB debt are adjusted based on a forward BMA yield curve.

(2)
Debt underlying the interest rate swaps is variable rate PCB debt that was swapped to a contractual fixed rate of interest in 1993, so the average interest rate on maturing debt represents the average of the two contractual fixed rates.

    Substantially all of the variable rate debt in the above table is comprised of variable rate PCB debt, which had a weighted average interest rate of 3.66% at January 1, 2007. If interest rates on this debt increased 100 basis points, interest expense would increase by approximately $6 million on an annualized basis. The operative documents underlying this debt contain provisions that allow Oglethorpe to convert the debt to a variety of variable interest rate modes (such as daily, weekly, monthly, commercial paper or auction rate mode), or to convert the debt to a fixed rate of interest to maturity. This optionality improves Oglethorpe's ability to manage its exposure to variable interest rates.

    At any point in time, Oglethorpe may analyze and consider using various types of derivative products (including swaps, caps, floors and collars) to help manage its interest rate risk. Currently, however, Oglethorpe's use of interest rate derivatives is limited to the swap transactions described below

  Interest Rate Swap Transactions

    Oglethorpe has two interest rate swap transactions with AIG Financial Products Corp. ("AIG-FP") as swap counterparty, which were designed to create a contractual fixed rate of interest on $322 million of variable rate PCBs. These transactions were entered into in early 1993 on a forward basis, pursuant to which approximately $200 million of variable rate PCBs were issued on November 30, 1993 (the 1993 bonds) and approximately $122 million of variable rate PCBs were issued on December 1, 1994 (the 1994 bonds). Oglethorpe is obligated to pay the variable interest rate that accrues on these PCBs; however, the swap arrangements provide a mechanism for Oglethorpe to achieve a contractual fixed rate which is lower than Oglethorpe would have obtained had it issued fixed rate bonds at that time. In connection with the 1997 corporate restructuring, GTC assumed and agreed to pay 16.86% of any amounts due from Oglethorpe under these swap arrangements, including the net swap payments and potential termination payments described below. Should GTC fail to make such payments, Oglethorpe remains obligated for the full amount of such payments.

    Under the swap arrangements, Oglethorpe is obligated to make periodic payments to AIG-FP based on a notional principal amount equal to the aggregate principal amount of the bonds outstanding during the period and a contractual fixed rate ("Fixed Rate"), and AIG-FP is obligated to make periodic payments to Oglethorpe based on a notional principal amount equal to the aggregate principal amount of the bonds outstanding during the period and a variable rate equal to the variable rate of interest accruing on the bonds during the period ("Variable Rate"). These payment obligations are netted, such that if the Variable Rate is less than the Fixed Rate, Oglethorpe makes a net payment to AIG-FP. Likewise, if the Variable Rate is higher than the Fixed Rate, Oglethorpe receives a net payment from AIG-FP. Thus, although changes in the Variable Rate affect whether Oglethorpe is obligated to make payments to AIG-FP or is entitled to receive payments from AIG-FP, the effective interest rate Oglethorpe pays with respect to the PCBs is not affected by changes in interest rates. The Fixed Rate on the 1993 bonds is 5.67% and the Fixed Rate on the 1994 bonds is 6.01%. At December 31, 2006, there was $173 million notional amount outstanding of 1993 bonds (carrying a variable rate of interest of 3.93%) and $106 millon notional amount outstanding of 1994 bonds (carrying a variable rate of interest of 3.95%). For the three years ended December 31, 2004, 2005 and 2006, Oglethorpe has made in connection with both interest rate swap arrangements combined net swap payments to AIG-FP (net of amounts assumed by GTC) of $11.0 million, $8.0 million and $5 million, respectively.

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

    Unless terminated, the swap arrangements will extend for the life of the underlying PCBs (through January 2016 and January 2019 for the 1993 bonds and 1994 bonds, respectivley). AIG-FP has limited rights to terminate the swaps only upon the occurrence of specified events of default or due to an Oglethorpe Downgrading. Termination Events related to rating downgrades are as follows:

•
Oglethorpe Downgrading (defined as Oglethorpe's secured, uncredit-enhanced debt ratings below "BBB-" or "Baa3");

•
Guarantor Downgrading (defined as AIG ratings below "A-" or "A3"); and

•
Bond Downgrading (defined as ratings on the underlying bonds below "AA-" or "Aa3"; the bonds are insured by a triple-A municipal bond insurer and therefore carry the same rating).

    In the case of an Oglethorpe Downgrading while the PCBs are still outstanding, AIG-FP has the option of (1) making swap payments based on an index rather than the actual variable rate on the bonds, or (2) causing an early termination of the swaps. In the event of a termination, Oglethorpe or AIG-FP may owe the other party a termination payment depending on a number of factors, including whether the fixed rate then being offered under comparable swap arrangements is higher or lower than the Fixed Rate. Oglethorpe estimates that its maximum aggregate liability (net of GTC's assumed percentage) for termination payments under both swap arrangements with AIG-FP, had such payments been due on December 31, 2006 would have been $29 million. The swap arrangements extend for the life of the underlying bonds, which have sinking fund amortization. Therefore, all other things being equal, annual reductions in the outstanding principal amounts will reduce termination payments. Except in situations where Oglethorpe voluntarily elects to terminate the interest rate swaps early, Oglethorpe has the right to a term-out of any termination payment due to the swap counterparty for a term of up to five years.

    Based on the current rating levels of both Oglethorpe and AIG-FP, Oglethorpe views its counterparty credit risk as insignificant and a termination from a downgrade event as an unlikely occurrence.

    Oglethorpe entered into two new swap transactions with JPMorgan Chase Bank ("JPMC") as swap counterparty that became effective August 1, 2006. These swaps also use as notional principal Oglethorpe's share of the 1993A and 1994A bonds and are designed to convert the contractual variable rate of interest Oglethorpe receives under the swaps with AIG-FP to a longer-term contractual variable rate of interest that Oglethorpe will receive from JPMC. As is the case with the AIG-FP swaps, unless terminated early, the JPMC swaps will extend for the life of the underlying bonds.

    The swaps with JPMC contain credit thresholds associated with any investment grade rating level. These thresholds represent the amount of credit that each party will provide to the other party at any given rating level. If the mark to market value of the swaps indicates a level of JPMC exposure to Oglethorpe that exceeds the applicable credit threshold, Oglethorpe would have to post collateral so that the sum of the posted collateral and the given threshold are equal to the mark to market valuation. If Oglethorpe's senior secured debt ratings fall below investment grade, under certain circumstances JPMC can terminate the swaps. In the event of a termination, either party could owe the other party a termination payment depending on the market value of the swap position. Oglethorpe estimates that its maximum aggregate liability for termination payments under both swap arragements with JPMC, had such payments been due on December 31, 2006, would have been $833,000.

    Based on Oglethorpe's current rating levels and the mark-to-market position on the JPMC swaps, in the near term Oglethorpe's management does not have any reason to expect a downgrade to a level that would require it to post collateral or that would cause the swaps to be terminated.

  Capital Leases

    In December 1985, Oglethorpe sold and subsequently leased back from four purchasers its 60% undivided ownership interest in Scherer Unit No. 2. The capital leases provide that Oglethorpe's rental payments vary to the extent of interest rate changes associated with the debt used by the lessors to finance their purchase of undivided ownership shares in the unit. The debt currently consists of $97 million in serial facility bonds due June 30, 2011 with a 6.97% fixed rate of interest.

    Oglethorpe entered into a power purchase and sale agreement with Doyle I, LLC to purchase all of the output from a five-unit gas-fired generation facility. The Doyle agreement is reported on Oglethorpe's balance sheet as a capital lease. The lease payments vary to the extent the interest rate on the lessor's debt varies from 6.00%. At December 31, 2006, the weighted average interest rate on the lease obligation was 5.90%.

Equity Price Risk

    Oglethorpe maintains external trust funds, as required by the NRC, to fund certain costs of nuclear decommissioning. (See Note 1 of Notes to Financial Statements.) As of December 31, 2006, these funds were invested in U.S. Government securities, domestic and international equities and global fixed income securities. Oglethorpe also maintains an internal decommissioning reserve from which funds can be transferred to the external trust fund, should that be necessary. By maintaining a portfolio that includes long-term equity investments, Oglethorpe intends to maximize the returns to be utilized to fund nuclear decommissioning, which in the long-term will better correlate to inflationary increases in decommissioning costs. However, the equity securities included in Oglethorpe's portfolio (in both the internal and external fund) are exposed to price fluctuation in equity markets. A 10% decline in the value of the fund's equity securities as of December 31, 2006 would result in a loss of value to the fund of approximately $15 million. Oglethorpe actively monitors its portfolio by benchmarking the performance of its investments against certain indices and by maintaining, and periodically reviewing, established target allocation percentages of the assets in its trusts to various investment options. Because realized and unrealized gains and losses from investment securities held in the decommissioning fund are directly added to or deducted from the decommissioning reserve, fluctuations in equity prices do not affect Oglethorpe's net margin in the short-term.

Commodity Price Risk

  Coal

    Oglethorpe is also exposed to the risk of changing prices for fuels, including coal and natural gas. Oglethorpe has interests in 1,501 MW of coal-fired capacity (Plants Scherer and Wansley). Oglethorpe purchases coal under term contracts and in spot-market transactions. Many of Oglethorpe's coal contracts provide volume flexibility and fixed or capped prices. Oglethorpe anticipates that its existing contracts will provide fixed prices for nearly all of its forecasted coal requirements in 2007 and up to 94% and 79% of its forecasted coal requirements in 2008 and 2009, respectively.

    The objective of Oglethorpe's coal procurement strategy is to ensure reliable coal supply and some price stability for the Members. Its strategy focuses on hedging requirements for up to 7 years into the future. The procurement guidelines provide for layering in fixed or capped prices by annually entering into coal contracts for a portion of projected coal requirements.

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

    Oglethorpe enters into natural gas swap arrangements to manage its exposure to fluctuations in the market price of natural gas. Under these swap agreements, Oglethorpe pays the counterparty a fixed price for specified natural gas quantities and receives a payment for such quantities based on a market price index. These payment obligations are netted, such that if the market price index is lower than the fixed price, Oglethorpe will make a net payment, and if the market price index is higher than the fixed price, Oglethorpe will receive a net payment. If the natural gas swaps had been terminated on December 31, 2006, Oglethorpe would have made a net payment of approximately $1,097,000. Oglethorpe has obtained the Members' approval required by the New Business Model Member Agreement to continue to manage exposures to natural gas price risks for Members that elect to receive such services. Oglethorpe is providing natural gas price risk management services to 14 of its Members. At the beginning of each calendar year, additional Members may elect to receive these services. Members may elect to discontinue receiving these services at any time.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

STATEMENTS OF REVENUES AND EXPENSES

For the years ended December 31, 2006, 2005 and 2004

	(dollars in thousands)
	2006	2005	2004

Operating revenues (Note 1):
Sales to Members	$1,127,423	$1,136,463	$1,279,465
Sales to non-Members	1,456	33,060	33,307

Total operating revenues	1,128,879	1,169,523	1,312,772

Operating expenses:
Fuel	374,144	365,073	290,106
Production	254,658	251,830	248,084
Purchased power (Note 9)	179,129	255,616	402,941
Depreciation and amortization	157,303	153,030	153,126
Accretion (Note 1)	21,932	33,996	20,456
Income taxes (Note 3)	–	–	(3)
Gain on sale of emission allowances (Note 10)	(39,529)	(83,098)	–

Total operating expenses	947,637	976,447	1,114,710

Operating margin	181,242	193,076	198,062

Other income (expense):
Investment income	46,313	36,060	33,310
Amortization of deferred gains (Notes 1 and 4)	2,475	2,475	2,475
Amortization of net benefit of Rocky Mountain transactions (Note 1)	3,185	3,185	3,185
Allowance for equity funds used during construction (Note 1)	904	355	199
Other (Note 1)	3,592	3,048	3,059

Total other income	56,469	45,123	42,228

Interest charges:
Interest on long-term debt and capital leases	204,317	203,124	205,086
Other interest	3,046	3,321	2,774
Allowance for debt funds used during construction (Note 1)	(3,437)	(1,681)	(1,473)
Amortization of debt discount and expense	15,584	15,782	16,666

Net interest charges	219,510	220,546	223,053

Net margin	$18,201	$17,653	$17,237

The accompanying notes are an integral part of these financial statements.

BALANCE SHEETS

December 31, 2006 and 2005

	(dollars in thousands)
	2006	2005

Assets
Electric plant (Notes 1, 4 and 6):
In service	$5,769,129	$5,804,772
Less: Accumulated provision for depreciation	(2,495,049)	(2,377,671)

	3,274,080	3,427,101
Nuclear fuel, at amortized cost	119,076	94,159
Construction work in progress	68,145	26,721

Total electric plant	3,461,301	3,547,981

Investments and funds (Notes 1 and 2):
Decommissioning fund, at market	233,309	206,364
Deposit on Rocky Mountain transactions, at cost	94,772	88,689
Bond, reserve and construction funds, at market	6,397	7,252
Investment in associated companies, at cost	43,331	38,696
Long-term investments, at market	118,281	46,265
Other, at cost	1,478	1,044

Total investments and funds	497,568	388,310

Current assets:
Cash and cash equivalents, at cost (Note 1)	423,757	170,734
Restricted cash and cash equivalents, at cost (Note 1)	18,312	16,156
Restricted short-term investments, at cost (Note 1)	–	222,328
Other short-term investments, at market	–	9,337
Receivables (Note 1)	91,360	95,327
Inventories, at average cost (Note 1)	135,996	94,574
Prepayments and other current assets	4,234	5,171

Total current assets	673,659	613,627

Deferred charges:
Premium and loss on reacquired debt, being amortized (Note 1)	112,147	121,431
Deferred amortization of capital leases (Note 4)	95,450	108,790
Deferred debt expense, being amortized (Note 1)	30,072	23,293
Deferred outage costs, being amortized (Note 1)	25,782	16,993
Deferred asset retirement obligations costs, being amortized (Note 1)	–	1,852
Other	5,766	4,639

Total deferred charges	269,217	276,998

Total assets	$4,901,745	$4,826,916

The accompanying notes are an integral part of these financial statements.

BALANCE SHEETS

	(dollars in thousands)
	2006	2005

Equity and Liabilities
Capitalization (see accompanying statements):
Patronage capital and membership fees (Note 1)	$497,509	$479,308
Accumulated other comprehensive loss (Note 1)	(28,988)	(35,498)

	468,521	443,810
Long-term debt	3,197,478	3,048,442
Obligations under capital leases (Note 4)	283,816	304,897
Obligation under Rocky Mountain transactions	94,772	88,689

Total capitalization	4,044,587	3,885,838

Current liabilities:
Long-term debt and capital leases due within one year (Note 5)	234,621	217,743
Accounts payable	31,662	56,516
Accrued interest	54,489	54,221
Accrued and withheld taxes	41,755	29,041
Members' advances (Note 1)	–	74,471
Other current liabilities	9,167	9,293

Total current liabilities	371,694	441,285

Deferred credits and other liabilities:
Gain on sale of plant, being amortized (Note 4)	38,485	40,960
Net benefit of Rocky Mountain transactions, being amortized (Note 1)	63,707	66,892
Asset retirement obligations (Note 1)	249,575	267,406
Accumulated retirement costs for other obligations	56,220	56,913
Deferred asset retirement obligations	11,085	–
Interest rate swap arrangements (Note 2)	29,417	34,910
Other	36,975	32,712

Total deferred credits and other liabilities	485,464	499,793

Total equity and liabilities	$4,901,745	$4,826,916

Commitments and Contingencies (Notes 1, 5, 9, 11 and 12)

STATEMENTS OF CAPITALIZATION

December 31, 2006 and 2005

	(dollars in thousands)
	2006	2005

Long-term debt (Note 5):
Mortgage notes payable to the Federal Financing Bank ("FFB") at interest rates varying from 3.89% to 8.43% (average rate of 5.81% at December 31, 2006) due in quarterly installments through 2025	$2,184,481	$2,324,661
Mortgage notes payable to Rural Utilities Service ("RUS") at an interest rate of 5% due in monthly installments through 2021	10,445	10,990
Mortgage bonds payable:
• Series 2006 Term Bonds, 5.534% due 2031 through 2035	300,000	–
Mortgage notes issued in conjunction with the sale by public authorities of pollution control revenue bonds ("PCBs"):
• Series 1992A Serial bonds, 6.60% to 6.80%, due serially from 2007 through 2012	53,195	60,232
• Series 1993A Adjustable tender bonds, 3.93%, due 2007 through 2016	143,688	146,856
• Series 1994A Adjustable tender bonds, 3.95%, due 2007 through 2019	88,502	91,487
• Series 1998A and 1998B Adjustable tender bonds, fully redeemed October 2006	–	180,343
• Series 1999A and 1999B Adjustable tender bonds, fully redeemed December 2006	–	88,775
• Series 2000 Adjustable tender bonds, fully redeemed December 2006	–	21,950
• Series 2001 Adjustable tender bonds, fully redeemed December 2006	–	22,825
• Series 2002A and 2002B Auction rate bonds, 3.59% to 3.60%, due 2018	91,990	91,990
• Series 2002 and 2002C Adjustable tender bonds, 3.97% to 3.99%, due 2018	30,075	30,075
• Series 2003A and 2003B Auction rate bonds, 3.48% to 3.75%, due 2024	133,345	133,345
• Series 2004 Auction rate bonds, 3.45% due 2020	11,525	11,525
• Series 2005 Auction rate bonds, 3.75%, due 2040	15,865	15,865
• Series 2006A, 2006B-1, 2006B-2, 2006B-3, and 2006B-4 Adjustable tender bonds, 3.57% to 3.58%, due 2036 through 2041	197,945	–
• Series 2006B, 2006C-1, and 2006C-2 Auction rate bonds, 3.65% to 3.75%, due 2036 through 2037	133,550	–
CoBank, ACB notes payable:
• Transmission mortgage note payable: fixed at 4.57% through March 2, 2008, due in bimonthly installments through November 1, 2018	1,519	1,574
• Transmission mortgage note payable: fixed at 4.57% through March 2, 2008, due in bimonthly installments through September 1, 2019	5,969	6,155

Total long-term debt	3,402,094	3,238,648
Obligations under capital leases, (Note 4)	313,821	332,434
Obligation under Rocky Mountain transactions, (Note 1)	94,772	88,689
Patronage capital and membership fees (Note 1)	497,509	479,308
Accumulated other comprehensive loss (Note 1)	(28,988)	(35,498)

Subtotal	4,279,208	4,103,581
Less: long-term debt and capital leases due within one year	(234,621)	(217,743)

Total capitalization	$4,044,587	$3,885,838

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS

For the years ended December 31, 2006, 2005 and 2004

	(dollars in thousands)
	2006	2005	2004

Cash flows from operating activities:
Net margin	$18,201	$17,653	$17,237

Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization, including nuclear fuel	234,156	225,366	228,353
Accretion cost	21,932	33,996	20,456
Amortization of deferred gains on Rocky Mountain transactions	(3,185)	(3,185)	(3,185)
Amortization of deferred gains associated with sale-leasebacks	(2,475)	(2,475)	(2,475)
Allowance for equity funds used during construction	(904)	(355)	(199)
Deferred outage costs	(31,594)	(23,654)	(13,469)
Other	(1,024)	(2,196)	(3,573)
Change in operating assets and liabilities:
Receivables	7,416	34,174	(17,742)
Inventories	(41,422)	6,353	4,411
Prepayments and other current assets	(221)	106	118
Accounts payable	(24,854)	(10,633)	3,590
Accrued interest	268	14,045	33,018
Accrued and withheld taxes	12,714	19,096	(10,012)
Other current liabilities	(1,225)	(2,155)	2,340

Total adjustments	169,582	288,483	241,631

Net cash provided by operating activities	187,783	306,136	258,868

Cash flows from investing activities:
Property additions	(129,437)	(75,065)	(65,798)
Activity in decommissioning fund – Purchases	(746,779)	(690,224)	(905,803)
– Proceeds	725,387	677,085	884,339
Activity in bond, reserve and construction funds – Purchases	(1,124)	(1,064)	(7,967)
– Proceeds	2,067	1,777	21,449
(Increase) decrease in restricted cash and cash equivalents	(2,156)	(4,375)	121,564
Decrease (increase) in other short-term investments	231,798	(132,861)	8,501
Increase in investment in associated organizations	(3,869)	(4,268)	(2,308)
Activity in other long-term investments – Purchases	(487,366)	(471,276)	(606,167)
– Proceeds	418,056	483,525	563,814
(Decrease) increase in Members' advances	(74,471)	74,471	–
Increase in equipment prepayments	(822)	(2,563)	–
Other	(72)	–	–

Net cash (provided by) used in investing activities	(68,788)	(144,838)	11,624

Cash flows from financing activities:
Long-term debt proceeds	631,495	24,512	11,525
Long-term debt payments	(486,914)	(149,697)	(210,330)
Debt related costs	(13,445)	(2,905)	(10,572)
Other	2,892	3,857	6,069

Net cash provided by (used in) financing activities	134,028	(124,233)	(203,308)

Net increase in cash and temporary cash investments	253,023	37,065	67,184
Cash and temporary cash investments at beginning of period	170,734	133,669	66,485

Cash and temporary cash investments at end of period	$423,757	$170,734	$133,669

Supplemental cash flow information:
Cash paid for –
Interest (net of amounts capitalized)	$203,658	$190,719	$173,369

The accompanying notes are an integral part of these condensed financial statements.

STATEMENTS OF PATRONAGE CAPITAL AND MEMBERSHIP FEES AND
ACCUMULATED OTHER COMPREHENSIVE MARGIN

For the years ended December 31, 2006, 2005 and 2004

	(dollars in thousands)
	Patronage Capital and Membership Fees	Accumulated Other Comprehensive Margin (Loss)	Total

Balance at December 31, 2003	$444,418	$(50,534)	$393,884

Components of comprehensive margin in 2004
Net margin	17,237		17,237
Unrealized gain on interest rate swap arrangements		4,662	4,662
Unrealized loss on available-for-sale securities		(888)	(888)

Total comprehensive margin			21,011

Balance at December 31, 2004	461,655	(46,760)	414,895

Components of comprehensive margin in 2005
Net margin	17,653		17,653
Unrealized gain on interest rate swap arrangements		10,344	10,344
Unrealized gain on available-for-sale securities		918	918

Total comprehensive margin			28,915

Balance at December 31, 2005	479,308	(35,498)	443,810

Components of comprehensive margin in 2006
Net margin	18,201		18,201
Unrealized gain on interest rate swap arrangements		6,326	6,326
Unrealized gain on available-for-sale securities		184	184

Total comprehensive margin			24,711

Balance at December 31, 2006	$497,509	$(28,988)	$468,521

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

For the years ended December 31, 2006, 2005 and 2004

1. Summary of significant accounting policies:

a. Business description

    Oglethorpe Power Corporation ("Oglethorpe") is an electric membership corporation incorporated in 1974 and headquartered in suburban Atlanta, GA. From 1974 to 2004, Oglethorpe provided wholesale electric power, on a not-for-profit basis, to 39 of Georgia's 42 Electric Membership Corporations ("EMCs"). However, effective January 1, 2005, one of these EMCs withdrew from membership in Oglethorpe. The wholesale electric power provided by Oglethorpe consists of a combination of generating units totaling 4,744 megawatts ("MW") of capacity and power purchase agreements totaling 691 MW of capacity. These 38 electric distribution cooperatives ("Members") in turn distribute energy on a retail basis to approximately 4 million people.

b. Basis of accounting

    Oglethorpe's consolidated financial statements as of, and for the periods ended December 31, 2006 include Oglethorpe's accounts and the accounts of Oglethorpe's majority-owned and controlled subsidiaries. Oglethorpe has determined that there are no accounts of variable interest entities for which it is the primary beneficiary. This means that Oglethorpe's accounts are combined with the subsidiaries' accounts. Oglethorpe has eliminated any intercompany profits and transactions in consolidation.

    Oglethorpe follows generally accepted accounting principles and the practices prescribed in the Uniform System of Accounts of the Federal Energy Regulatory Commission ("FERC") as modified and adopted by the Rural Utilities Service ("RUS").

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2006 and 2005 and the reported amounts of revenues and expenses for each of the three years ending December 31, 2006. Actual results could differ from those estimates.

c. Patronage capital and membership fees

    Oglethorpe is organized and operates as a cooperative. The Members paid a total of $190 in membership fees. Patronage capital includes retained net margin of Oglethorpe. Any excess of revenue over expenditures from operations is treated as advances of capital by the Members and is allocated to each of them on the basis of the Members percentage capacity responsibility.

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

Accumulated Other Comprehensive Margin (Loss)
	(dollars in thousands)
	Interest Rate Swap Arrangements	Available- for-sale Securities	Total

Balance at December 31, 2003	$(49,916)	$(618)	$(50,534)

Unrealized gain	4,662	50	4,712
(Gain) reclassified to net margin	–	(938)	(938)

Balance at December 31, 2004	(45,254)	(1,506)	(46,760)

Unrealized gain	10,344	918	11,262

Balance at December 31, 2005	(34,910)	(588)	(35,498)

Unrealized gain	6,326	184	6,510

Balance at December 31, 2006	$(28,584)	$(404)	$(28,988)

e. Margin policy

    Oglethorpe is required under the Mortgage Indenture to produce a Margins for Interest ("MFI") Ratio of at least 1.10. For the years 2004, 2005 and 2006, Oglethorpe achieved a MFI ratio of 1.10.

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

    Revenues from Cobb EMC and Jackson EMC, two of Oglethorpe's Members, accounted for 13.9% and 11.8% in 2006, respectively, of Oglethorpe's total operating revenues. Revenues from Cobb EMC, Jackson EMC and Sawnee EMC accounted for 12.8%, 13.0%, and 10.4% in 2005, and Cobb EMC and Jackson EMC accounted for 10.1% and 12.0% in 2004, respectively, of Oglethorpe's total operating revenues.

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

h. Nuclear fuel cost

    The cost of nuclear fuel, including a provision for the disposal of spent fuel, is being amortized to fuel expense based on usage. The total nuclear fuel expense for 2006, 2005 and 2004 amounted to $45,299,000, $44,395,000 and $46,460,000, respectively.

    Contracts with the U.S. Department of Energy ("DOE") have been executed to provide for the permanent disposal of spent nuclear fuel. DOE failed to begin disposing of spent fuel in January 1998 as required by the contracts, and Georgia Power Company ("GPC"), as agent for the co-owners of the plants, is pursuing legal remedies against DOE for breach of contract. An on-site dry storage facility for Plant Hatch is operational and can be expanded to accommodate spent fuel through the life of the plant. Plant Vogtle's spent fuel pool storage is expected to be sufficient for both units into 2014. Oglethorpe expects that procurement of on-site dry storage at Plant Vogtle will commence in sufficient time to maintain full-core discharge capability to the spent fuel pool.

    The Energy Policy Act of 1992 required that utilities with nuclear plants be assessed over a 15-year period an amount which will be used by DOE for the decontamination and decommissioning of its nuclear fuel enrichment facilities. The amount of each utility's assessment was based on its past purchases of nuclear fuel enrichment services from DOE. Based on its ownership in Plants Hatch and Vogtle, Oglethorpe has a remaining nuclear fuel asset of approximately $1,351,800, which is being amortized to nuclear fuel expense over the next year.

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

    The liability recognized under SFAS No. 143 primarily relates to Oglethorpe's nuclear facilities. Oglethorpe also recognized retirement obligations for ash handling facilities at the coal-fired plants and solid waste landfills located at certain generating facilities. In addition, effective December 31, 2005, Oglethorpe adopted Financial Accounting Standards Board ("FASB") Interpretation No. 47 ("Interpretation No. 47"), "Conditional Asset Retirement Obligations," which requires that an asset retirement obligation be recorded even though the timing and/or method of settlement are conditional on future events. As a result, Oglethorpe recognized asset retirement obligations for asbestos removal in December 2005 of $3.0 million with an offsetting increase to regulatory assets, respectively.

    Under SFAS No. 71, Oglethorpe may record an offsetting regulatory asset or liability to reflect the difference in timing of recognition of the costs of decommissioning for financial statement purposes and for ratemaking purposes for both the cumulative effect of adoption and for future periods timing differences. RUS has approved Oglethorpe's implementation of the provisions of SFAS No. 71 with respect to the cumulative effect of adoption and with respect to timing differences between cost recognition under SFAS No. 143 or Interpretation No. 47 and cost recovery for ratemaking purposes. Therefore, Oglethorpe had no cumulative effect to net margin resulting from the adoption of Statement No. 143 or Interpretation No. 47. Oglethorpe estimates that the annual difference will be approximately $3,000,000 for the next several years.

    SFAS No. 143 does not permit non-regulated entities to continue accruing future retirement costs associated with long-lived assets for which there are no legal obligations to retire. Oglethorpe, in accordance with regulatory treatment of these costs, continues to recognize the retirement costs for these other obligations in depreciation rates.

    In December 2006, GPC provided Oglethorpe with revised asset retirement obligations studies associated with decommissioning at its nuclear plants. These 2006 studies were based on the completed plant decommissioning cost estimates and were in accordance with the standards defined in SFAS No. 143. The 2006 studies resulted in a change in the cash flow estimates of nuclear decommissioning costs.

    The following table reflects the details of the Asset Retirement Obligations included in the balance sheets.

	(dollars in thousands)
	Balance at 12/31/05	Liabilities Incurred	Accretion	Change in Cash Flow Estimate	Balance at 12/31/06

Nuclear decommissioning	$259,778	$–	$16,867	$(35,852)	$240,793
Other	7,628	670	484	–	8,782

Total	$267,406	$670	$17,351	$(35,852)	$249,575

    As previously discussed, Oglethorpe is deferring the timing differences between cost recognition under SFAS No. 143 and cost recovery for rate making. For 2006 and 2005, these timing differences resulted in a decrease to the regulatory asset of $4,581,000, and $17,874,000, respectively.

    Consistent with Oglethorpe's ratemaking, unrealized gains and losses from the decommissioning trust fund are recorded as an increase or decrease to the regulatory asset.

j. Nuclear decommissioning trust fund

    The Nuclear Regulatory Commission ("NRC") requires all licensees operating commercial power reactors to establish a plan for providing, with reasonable assurance, funds for decommissioning. Oglethorpe has established external trust funds to comply with the NRC's regulations. The funds set aside for decommissioning are managed and invested in accordance with applicable requirements of Oglethorpe's Board of Directors and the NRC. Funds are invested in a diversified mix of equity and fixed income securities. At December 31, 2006 and 2005, equity securities comprised 50% and 46% of the external funds and fixed income securities comprised 50% and 54%, respectively. The NRC's minimum external funding requirements are based on a generic estimate of the cost to decommission the radioactive portions of a nuclear unit based on the size and type of reactor. Oglethorpe has filed plans with the NRC to ensure that, over time, the deposits and earnings of the external trust funds will provide the minimum funding amounts prescribed by the NRC. Oglethorpe also maintains internal reserves that can be transferred to the external trust fund as needed. All realized gains (losses) and earned income associated with the nuclear decommissioning fund are reflected within the "Cash flows from operating activities" section of Oglethorpe's cash flow statement. Purchases, including reinvestments of earned income, and sales are reflected in the "Activity in decommissioning fund' line of the "Cash flows from investing activities" section of the cash flow statement. For the periods ending December 31, 2006 and 2005, realized gains (losses) and earned income totaled $22,451,000 and $13,639,000, respectively.

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

	(dollars in thousands)
	Hatch Unit No. 1	Hatch Unit No. 2	Vogtle Unit No. 1	Vogtle Unit No. 2

Year of site study	2006	2006	2006	2006
Expected start date of decommissioning	2034	2038	2027	2029
Estimated costs based on site study:
In year 2006 dollars	$154,000	$199,000	$160,000	$198,000

    Oglethorpe has not recorded any provision for decommissioning during the years 2006, 2005 and 2004 because the balance in the decommissioning trust fund at December 31, 2006 is expected to be sufficient to fund the nuclear decommissioning obligation in future years. In projecting future costs, the escalation rate for labor, materials and equipment was assumed to be 2.93%. Oglethorpe assumes a 7% earnings rate for its decom-missioning trust fund assets. Since inception (1990), the nuclear decommissioning trust fund has produced a return in excess of 8%. Oglethorpe's management believes that any increase in cost estimates of decommissioning can be recovered in future rates.

k. Depreciation

    Depreciation is computed on additions when they are placed in service using the composite straight-line method. Annual depreciation rates, as approved by the RUS, in effect in 2006, 2005 and 2004 were as follows:

	Range of Useful Life in years*	2006	2005	2004

Steam production	49-55	1.47%	1.97%	1.97%
Nuclear production	37-52	2.44%	2.54%	2.58%
Hydro production	50	2.00%	2.00%	2.00%
Other production	27-33	3.03%	3.03%	3.03%
Transmission	36	2.75%	2.75%	2.75%
General	3-50	2.00-33.33%	2.00-33.33%	2.00-33.33%

* Calculated based on the composite depreciation rates in effect for 2006.

    Depreciation expense for the years 2006, 2005 and 2004 was $156,832,000, $152,558,000, and $152,653,000, respectively.

l. Electric plant

    Electric plant is stated at original cost, which is the cost of the plant when first dedicated to public service, plus the cost of any subsequent additions. Cost includes an allowance for the cost of equity and debt funds used during construction. The cost of equity and debt funds is calculated at the embedded cost of all such funds. For the years ended December 31, 2006, 2005 and 2004, the allowance for funds used during construction ("AFUDC") rates used were 6.21%, 5.96% and 5.85%, respectively.

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

m. Bond, reserve and construction funds

    Bond, reserve and construction funds for pollution control revenue bonds ("PCBs") are maintained as required by Oglethorpe's bond agreements. Bond funds serve as payment clearing accounts, reserve funds maintain amounts equal to the maximum annual debt service of each bond issue and construction funds hold bond proceeds for which construction expenditures have not yet been made. As of December 31, 2006 and 2005, all of the funds were invested in either U.S. Government securities or money market accounts.

n. Cash and cash equivalents

    Oglethorpe considers all temporary cash investments purchased with a maturity of three months or less to be cash equivalents. Temporary cash investments with maturities of more than three months are classified as other short-term investments.

o. Restricted cash and cash equivalents

    The balances at December 31, 2006 and 2005, $18,312,000 and $16,156,000, respectively, were utilized in January 2007 and 2006 for payment of principal on certain PCBs, respectively.

p. Restricted short-term investments

    Oglethorpe entered into a Cushion of Credit Account with the RUS in July 2004. At December 31, 2006, Oglethorpe had no remaining deposits in the Cushion of Credit Account with RUS. The balance at December 31, 2005 was $222,328,000, which was restricted for future RUS/Federal Financing Bank ("FFB") debt service payments. The deposit earned interest at a RUS guaranteed rate of 5% per annum.

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

    At December 31, 2006 and 2005, fossil fuels inventories were $50,553,000 and $14,436,000, respectively. Inventories for spare parts at December 31, 2006 and 2005 were $85,443,000 and $80,138,000, respectively.

r. Deferred charges

    Oglethorpe accounts for both coal-fire and nuclear refueling costs as deferred outage costs. Beginning in 2006, Oglethorpe began deferring coal-fire outage costs at its fossil fuel facilities, which were accounted for as regulatory assets. The deferral of these costs, are being amortized on a straight-line basis to expense over an 18 to 24 month period. Nuclear refueling outage costs, accounted for as regulatory assets, are deferred and subsequently amortized to expense over the 18-month and 24-month operating cycles of each unit.

    Oglethorpe accounts for debt issuance costs as deferred debt expense. Deferred debt expense is being amortized to expense on a straight-line basis over the life of the respective debt issues.

    Premium and loss on reacquired debt represents premiums paid, together with any unamortized transaction costs, related to reacquired debt. This deferred charge is being amortized in equal monthly amounts over the amortization period for the refunding debt.

    As of December 31, 2006, the remaining amortization periods for debt inssuance costs and premium and loss on reacquired debt range from approximately 1 to 34 years.

	(dollars in thousands)
	Balance at 12/31/05	Additions	Amortization	Balance at 12/31/06

Outage costs	$16,993	$31,593	$(22,804)	$25,782
Debt issuance costs	23,293	8,882	(2,103)	30,072
Premium (loss) on reacquired debt	121,431	4,562	(13,846)	112,147

s. Deferred credits

    As a result of the Rocky Mountain lease transactions, Oglethorpe recorded a net benefit of $95,560,000 which was deferred and is being amortized to income over the 30-year lease-back period. For further discussion on the Rocky Mountain lease transactions, see Note 2.

t. Regulatory assets and liabilities

    Oglethorpe is subject to the provisions of SFAS No. 71. Regulatory assets represent certain costs that are probable of recovery by Oglethorpe from its Members in future revenues through rates under its Wholesale Power Contracts with its Members extending through December 31, 2050. Future revenues are expected to provide for recovery of previously incurred costs and are not calculated to provide for expected levels of similar future costs. Regulatory liabilities represent certain items of income that are being retained by Oglethorpe and that will be applied in the future to reduce revenues required to be recovered from Members.

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

    The following regulatory assets and liabilities were reflected on the accompanying balance sheets as of December 31, 2006 and 2005:

	(dollars in thousands)
	2006	2005

Premium and loss on reacquired debt	$112,147	$121,431
Deferred amortization of capital leases	95,450	108,790
Deferred outage costs	25,782	16,993
Discontinued projects	1,472	1,963
Asset retirement obligations	(11,085)	1,852
Other regulatory assets	1,762	631
Accumulated retirement costs for other obligations	(56,220)	(56,913)
Net benefit of Rocky Mountain transactions	(63,707)	(66,892)

Total	$105,601	$127,855

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

    All of the regulatory assets and liabilities included in the table above are being recovered or refunded to Oglethorpe's Members on a current, ongoing basis in Oglethorpe's rates. The remaining recovery period for the regulatory assets ranges from approximately 1 to 23 years, except for the asset retirement obligations regulatory assets which has a recovery period of 12 to 39.5 years. The remaining refund period for the regulatory liabilities are approximately 20 years for the Rocky Mountain transactions and over the lives of the plants for accumulated retirement costs for other obligations.

u. Other income (expense)

    The components of the other income (expense) line item within the Statement of Revenues and Expenses were as follows:

	(dollars in thousands)
	2006	2005	2004

Capital credits from associated companies (Note 2)	$1,961	$1,908	$1,610
Net revenue from Georgia Transmission Corporation ("GTC") & Georgia System Operations Corporation ("GSOC") for shared A&G costs	1,496	1,501	1,579
Miscellaneous other	135	(361)	(130)

Total	$3,592	$3,048	$3,059

v. Members' advances

    Members' advances represent amounts received from the Members for prepayment of their monthly power bill. The prepayment program began in 2005. These payments earn a discount on the Members' power bill from Oglethorpe. These prepayments are deposited into the Cushion of Credit (restricted short-term investments) with the RUS by Oglethorpe. These amounts were fully utilized in 2006.

w. Presentation

    Certain prior year amounts have been reclassified to conform with the current year presentation.

x. New accounting pronouncements

    In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities", including an amendment of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. The statement provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of this Statement apply only to entities that elect the fair value option however, the amendment to SFAS No. 115 applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective for Oglethorpe January 1, 2008. Oglethorpe is evaluating what impact, if any, the adoption of FASB No. 159 will have on Oglethorpe's financial position or results of operations.

    In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the application of SFAS No. 157 may change the current practice for measuring fair value. SFAS No. 157 is effective January 1, 2008 and Oglethorpe is evaluating the impact, if any, that the adoption of SFAS No. 157 will have on Oglethorpe's financial position or results of operations.

y. New accounting interpretation

    In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes – an Interpretation of Financial Accounting Standards No. 109 Positions" (FIN 48). FIN 48 is effective January 1, 2007 and requires Oglethorpe to record any change in net assets that result from the adoption of FIN 48 as an adjustment to the opening balance of patronage capital.

    FIN 48 requires that Oglethorpe make qualitative and quantitative disclosures, including discussion of reasonably possible changes that might occur in the recognized benefits over the next twelve months; a description of open tax years by major jurisdictions; and a roll-forward of all unrecognized tax benefits, presented as a reconciliation of the beginning and ending balances of the unrecognized tax benefits on a aggregated basis. The adoption of FIN 48, effective January 1, 2007, did not have a material impact on Oglethorpe's patronage capital.

2. Fair value of financial instruments:

    A detail of the estimated fair values of Oglethorpe's financial instruments as of December 31, 2006 and 2005 is as follows:

	(dollars in thousands)
	2006		2005
	Cost	Fair Value	Cost	Fair Value

Other short-term investments	$–	$–	$9,470	$9,337

Long-term investments:
Auction rate securities	$61,025	$61,025	$29,900	$29,900
Equity securities	23,560	26,220	–	–
Bonds	29,796	29,578	15,693	15,430
Other	1,458	1,458	935	935

Total	$115,839	$118,281	$46,528	$46,265

Bond, reserve and construction funds:
U. S. Government securities	$5,413	$5,310	$6,318	$6,127
Money market accounts	1,087	1,087	1,125	1,125

Total	$6,500	$6,397	$7,443	$7,252

Decommissioning fund:
U. S. Government securities	$19,677	$19,599	$20,335	$20,258
Corporate bonds	77,971	77,624	77,727	74,413
Commercial paper	212	215	–	–
Real estate	150	162	–	–
Equity securities	104,034	117,180	85,222	95,909
Asset-backed securities	9,152	9,134	5,838	5,819
Other bonds	5,732	5,719	3,133	3,007
Cash and money market securities	3,676	3,676	6,958	6,958

Total	$220,604	$233,309	$199,213	$206,364

Long-term debt	$3,197,478	$3,354,257	$3,048,442	$3,303,105

Interest rate swaps	$–	$(29,417)	$–	$(34,910)

Financial gas hedges	$–	$(1,097)	$–	$1,159

    Oglethorpe uses the methods and assumptions described below to estimate the fair value of each class of financial instruments. For cash and cash equivalents and restricted cash and cash equivalents, the carrying amount approximates fair value because of the short-term maturity of those instruments. Restricted short-term investments represent deposits with the RUS, restricted for future RUS/FFB debt service payments and its fair value approximates cost. The fair value of debt and equity securities are based on the quoted market prices for the same issues. The fair value of Oglethorpe's long-term debt is estimated based on quoted market prices for the same or similar issues or on the current rates offered to Oglethorpe for debt of similar maturities. The fair value of the interest rate swap arrangements represents a mark-to-market estimate provided by the swap counter-party based on market levels at the close of business on December 31, 2006.

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

    In 1993, Oglethorpe entered into two interest rate swap arrangements with AIG Financial Products Corp. ("AIG-FP"), for the purpose of securing a fixed rate lower than otherwise would have been available to Oglethorpe had it issued fixed rate bonds at that time. Under these swap arrangements, Oglethorpe makes payments to the counterparty based on the notional principal at a contractual fixed rate and the counterparty makes payments to Oglethorpe based on the notional principal at the existing variable rate of the refunding bonds. The differential to be paid or received is accrued as interest rates change and is recognized as an adjustment to interest expense. For the Series 1993A notes, the notional principal at December 31, 2006 was $172,835,000 and the fixed swap rate is 5.67% (the variable rate at December 31, 2006 and 2005 was 3.93% and 3.54%, respectively). With respect to the Series 1994A notes, the notional principal at December 31, 2006 was $106,455,000 and the fixed swap rate is 6.01% (the variable rate at December 31, 2006 and 2005 was 3.95% and 3.58%, respectively). The notional principal amount is used to measure the amount of the swap payments and does not represent additional principal due to the counterparty. The swap arrangements extend for the life of the refunding bonds, with reductions in the outstanding principal amounts of the refunding bonds causing corresponding reductions in the notional amounts of the swap payments.

    A portion (16.86%) of the AIG-FP interest rate swap arrangements were assumed by GTC in connection with a corporate restructuring. Oglethorpe has classified its portion of the two interest rate swap arrangements, pursuant to SFAS No. 133, as cash flow hedges. Oglethorpe's portion of the estimated fair value of the swap arrangements at December 31, 2006 was an unrealized loss of $28,584,000 representing the estimated payment Oglethorpe would have paid if the swap arrangements were terminated.

    Oglethorpe entered into new swap arrangements with JPMorgan Chase Bank ("JPMC"), effective August 1, 2006. These swaps use as notional principal, Oglethorpe's 83.14% share of the Series 1993A and Series 1994A bonds ($143,688,000 and $88,502,000 respectively at December 31, 2006) and are designed to convert the contractual variable rate of interest Oglethorpe receives under the swaps with AIG-FP to a longer-term contractual variable rate of interest Oglethorpe will receive from JPMC. As with the AIG-FP swaps, unless terminated early, the JPMC swaps will extend for the life of the underlying bonds. The estimated fair value of the JPMC swap arrangements at December 31, 2006 was an unrealized loss of $833,000, representing the estimated payment Oglethorpe would have paid if the swap arrangements were terminated. The fair value of the JPMC swap arrangements have been determined to be ineffective pursuant to SFAS No. 133. The estimated loss at December 31, 2006 is classified as a regulatory asset under SFAS No. 71 and reflected in deferred charges on Oglethorpe's balance sheet.

    Oglethorpe has entered into natural gas financial contracts that are classified, pursuant to SFAS 133, as cash flow hedges. Oglethorpe utilizes natural gas financial contracts in managing its exposure to fluctuations in the market price of natural gas. The fair value of Oglethorpe's financial gas hedges is based on the quoted market value for such natural gas financial contracts. At December 31, 2006, Oglethorpe's estimated fair value of these natural gas contracts was an unrealized loss of $1,097,000. Consistent with

Oglethorpe's rate-making treatment for energy costs which are flowed-through to Members, this unrealized loss is reflected as an unbilled receivable on Oglethorpe's balance sheet.

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

    As of December 31, 2006, the amount of after-tax deferred losses in OCM that are expected to be reclassified to margins during the next 12 months as the hedged interest payments occur are expected to be immaterial.

    Oglethorpe may be exposed to losses in the event of nonperformance of the counterparties to its derivative instruments, but does not anticipate such nonperformance.

    All activities associated with derivative instruments are included as a component of cash flows from operating activities in Oglethorpe's consolidated statements of cash flows when realized.

Investments in debt and equity securities

       Under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," investment securities held by Oglethorpe are classified as either available-for-sale or held-to-maturity. Available-for-sale securities are carried at market value with unrealized gains and losses, net of any tax effect, added to or deducted from patronage capital. Unrealized gains and losses from investment securities held in the decommissioning fund, which are also classified as available-for-sale, are directly added to or deducted from deferred asset retirement obligations costs. Held-to-maturity securities are carried at cost. There were no held-to-maturity securities as of December 31, 2006 and 2005. All realized and unrealized gains and losses are determined using the specific identification method. Approximately 49% of these gross unrealized losses were in effect for less than one year. These losses were primarily due to investments in fixed income securities held in the nuclear decommissioning fund. Consistent with Oglethorpe's ratemaking, unrealized gains and losses from the decommissioning trust fund are recorded as an increase or decrease to the regulatory asset.

    The following table summarizes the unrealized gains and losses on the available-for-sale investments as of December 31, 2006 and 2005:

	(dollars in thousands)
	As of December 31,
	2006	2005

Gross unrealized gains	$18,923	$13,366
Gross unrealized losses	$(3,879)	$(6,802)

    For those securities considered to be available-for-sale, the following table summarizes the activities for those securities as of December 31:

	(dollars in thousands)
	Gross Unrealized
2006	Cost	Gains	Losses	Fair Value

Equity	$127,594	$17,229	$(1,423)	$143,400
Debt	211,311	1,679	(2,456)	210,534
Other	4,038	15	–	4,053

Total	$342,943	$18,923	$(3,879)	$357,987

	Gross Unrealized
2005	Cost	Gains	Losses	Fair Value

Equity	$85,222	$12,835	$(2,148)	$95,909
Debt	170,474	531	(4,654)	166,351
Other	6,958	–	–	6,958

Total	$262,654	$13,366	$(6,802)	$269,218

    All of the available-for-sale investments are marked to market in the accompanying balance sheets, therefore, the carrying value equals the fair value.

    The contractual maturities of debt securities available-for-sale, which are included in the estimated fair value table above, at December 31, 2006 and 2005 are as follows:

	(dollars in thousands)
	2006		2005
	Cost	Fair Value	Cost	Fair Value

Due within one year	$103,342	$102,935	$58,054	$56,933
Due after one year through five years	53,163	52,994	37,186	35,591
Due after five years through ten years	9,282	9,381	16,067	15,695
Due after ten years	45,524	45,224	59,167	58,132

Total	$211,311	$210,534	$170,474	$166,351

    The following table summarizes the realized gains and losses and proceeds from sales of securities for the years ended December 31, 2006, 2005 and 2004:

	(dollars in thousands)
	For the years ended December 31,
	2006	2005	2004

Gross realized gains	$20,416	$11,366	$25,429
Gross realized losses	$(7,405)	$(4,010)	$(8,631)
Proceeds from sales	$727,454	$678,862	$905,788

Investment in associated companies, at cost

       Investments in associated companies were as follows at December 31, 2006 and 2005:

	(dollars in thousands)
	2006	2005

National Rural Utilities Cooperative Finance Corp. ("CFC")	$13,977	$13,976
CoBank, ACB	4,288	4,225
CT Parts, LLC	5,924	3,364
Georgia Transmission Corporation ("GTC")	11,682	10,228
Georgia System Operations Corporation ("GSOC")	6,305	5,504
Other	1,155	1,399

Total	$43,331	$38,696

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

    CT Parts, LLC is an affiliated organization formed by Oglethorpe and Smarr EMC for the purpose of purchasing and maintaining a spare parts inventory and administration of contracted services for combustion turbine generation facilities. Such investment is recorded at cost.

Rocky Mountain transactions

       In December 1996 and January 1997, Oglethorpe entered into six long-term lease transactions for its 74.61% undivided interest in Rocky Mountain pumped storage hydro facility ("Rocky Mountain"), through a wholly owned subsidiary of Oglethorpe, Rocky Mountain Leasing Corporation ("RMLC"). RMLC leases from six owner trusts the undivided interest in Rocky Mountain and subleases it back to Oglethorpe. The Deposit on Rocky Mountain transactions, which is carried at cost, was made in connection with these lease transactions and is invested in a guaranteed investment contract which will be held to maturity (the end of the 30-year leaseback period). At the end of the base lease term, Oglethorpe intends, through RMLC, to repurchase tax ownership and to retain all other rights of ownership with respect to the facility if it is advantageous to do so. If Oglethorpe does elect to repurchase the facility, the funds in the guaranteed investment contract will be used to pay a portion ($371,850,000) of the fixed purchase price.

    In addition, from the proceeds of the Rocky Mountain lease transactions, RMLC paid $640,611,000 to fund payment undertaking agreements with a third party financial institution whose senior debt obligations are rated "AAA" by S&P and "Aaa" by Moody's. In return, this financial institution undertook to pay all of RMLC's periodic basic rent payments under the leases and to pay the remaining portion of the fixed purchase price ($714,923,000) should Oglethorpe, through RMLC, elect to repurchase the facility at the end of the base lease term. Both RMLC's interest in this payment undertaking agreement and the corresponding lease obligations have been extinguished for financial reporting purposes. In 2007, RMLC will be required to make basic rent payments totaling $53,878,000 to the owner trusts. RMLC remains liable for all payments of basic rent under the leases if the payment undertaker fails to make such payments, although the owner trusts have agreed to use due diligence to pursue the payment undertaker before pursuing payment from RMLC or Oglethorpe. The fair value amount relating to the guarantee of basic rent payments is immaterial principally due to the the high credit rating of the payment undertaker.

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

    A detail of the provision for income taxes in 2006, 2005 and 2004 is shown as follows:

	(dollars in thousands)
	2006	2005	2004

Current
Federal	$–	$–	$(3)
State	–	–	–

	–	–	(3)

Deferred
Federal	–	–	–
State	–	–	–

	–	–	–

Income taxes charged to operations	$–	$–	$(3)

    The difference between the statutory federal income tax rate on income before income taxes and

Oglethorpe's effective income tax rate is summarized as follows:

	2006	2005	2004

Statutory federal income tax rate	35.0%	35.0%	35.0%
Patronage exclusion	(34.0%)	(35.0%)	(35.1%)
Tax credits	0.0%	0.0%	0.0%
Other	(1.0%)	0.0%	0.1%

Effective income tax rate	0.0%	0.0%	0.0%

    The components of the net deferred tax assets as of December 31, 2006 and 2005 were as follows:

	(dollars in thousands)
	2006	2005

Deferred tax assets
Net operating losses	$168,235	$249,540
Tax credits (alternative minimum tax and other)	1,848	1,848

	170,083	251,388
Less: Valuation allowance	(170,083)	(251,388)

Net deferred tax assets	$–	$–

Deferred tax liabilities
Depreciation	$–	$–

	–	–

Net deferred tax liabilities	$–	$–

    As of December 31, 2006, Oglethorpe has federal tax net operating loss carryforwards ("NOLs") and alternative minimum tax credits ("AMT") as follows:

	(dollars in thousands)

Expiration Date	Alternative Minimum Tax Credits	Tax Credits	NOLs

2007	$–	$–	$86,779
2008	–	–	94,927
2009	–	–	96,394
2010	–	–	77,970
2018	–	–	61,533
2019	–	–	10,516
2020	–	–	4,362
2021	–	–	–
None	1,848	–	–

	$1,848	$–	$432,481

    The NOL expiration dates start in the year 2007 and end in the year 2021. Due to the tax basis method for allocating patronage and as shown by the above valuation allowance, it is not likely that the deferred tax assets related to tax credits and NOLs will be realized. The change in the valuation allowance from 2005 to 2006 was the result of the reduction in deferred tax assets due to the expiration of tax credits and net operating losses. Pursuant to the Job Creation and Worker Assistance Act of 2002, in 2003 Oglethorpe carried back 2001 AMT loss to offset AMT paid in 1997. In 2004, $3,000 was refunded to Oglethorpe. As a result, Oglethorpe's AMT credit carryforwards have been reduced by the amount that was realized due to the carryback claim. It is not likely that the remaining AMT credit will be realized.

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

    The minimum lease payments under the capital leases together with the present value of the net minimum lease payments as of December 31, 2006 are as follows:

Year Ending December 31,	(dollars in thousands)

	Scherer Unit No. 2	Doyle	Total

2007	$31,871	$12,447	$44,318
2008	31,897	12,447	44,344
2009	31,882	12,447	44,329
2010	31,860	12,447	44,307
2011	31,859	12,447	44,306
2012-2021	186,475	55,638	242,113

Total minimum lease payments	345,844	117,873	463,717
Add: 2006 principal and interest (1)	20,454	–	20,454
Less: Amount representing interest	(142,386)	(27,964)	(170,350)

Present value of net minimum lease payments	223,912	89,909	313,821
Less: Current portion	(22,755)	(7,250)	(30,005)

Long-term balance	$201,157	$82,659	$283,816

(1)
Amount represents principal and interest payments due December 31, 2006 but paid January 2, 2007 because due date was a holiday.

    The interest rate on the Scherer No. 2 lease obligation is 6.97%. For Doyle, the lease payments vary to the extent the interest rate on the lessor's debt varies from 6.00%. At December 31, 2006, the weighted average interest rate on the Doyle lease obligation was 5.90%.

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

5. Long-term debt:

    Long-term debt consists of mortgage notes payable to the United States of America acting through the FFB and the RUS, mortgage bonds payable, mortgage notes issued in conjunction with the sale by public authorities of PCBs, and mortgage notes payable to CoBank. Substantially all of the owned tangible and certain of the intangible assets of Oglethorpe are pledged as collateral for the FFB and RUS notes, the CoBank mortgage notes and the mortgage notes issued in conjunction with the sale of PCBs.

    In October 2006, Oglethorpe issued $300,000,000 of first mortgage bonds and is using the proceeds to fund the installation of environmental control facilities at one of its coal-fired generating plants and for general corporate purposes.

    Also in October 2006, Oglethorpe completed a refunding transaction whereby $371,645,000 of PCBs were issued. The proceeds were used to make PCB principal payments in the amount of $21,175,000 due on January 1, 2007 and to refinance $350,475,000 of PCB bullet maturities due in 2019 through 2022. In conjunction with the payment of PCB principal due on January 1, 2007, $999,700 was released from a debt service reserve fund and applied to the payment of principal and interest due on the bonds being refunded. The PCB bullet maturities were refinanced for the purpose of extending the maturity dates on the debt, which are now scheduled to mature in the 2036 through 2041 timeframe.

    In connection with a 1997 corporate restructuring, 16.86% of the then outstanding PCBs were assumed by GTC, including approximately $40,150,000 of the PCBs that were refinanced in October 2006. As it has the right to do so pursuant to an agreement between the companies, GTC participated in the refinancing and assumed an obligation for $40,150,000 of the PCB refunding debt issued in October 2006.

    The annual interest requirement for 2007 is estimated to be $212,763,000.

    Maturities for the long-term debt and amortization of the capital lease obligations through 2011 are as follows:

	(dollars in thousands)
	2007		2008	2009	2010	2011

FFB	$186,168	(1)	$157,182	$165,269	$151,059	$146,684
RUS	573		603	634	666	700
CoBank	271		305	344	387	435
PCBs (2)	17,604		18,053	13,414	32,215	36,268

	204,616		176,143	179,661	184,327	184,087
Capital leases (3)	30,005		22,873	24,876	27,121	29,657

Total	$234,621		$199,016	$204,537	$211,448	$213,744

(1)
Amount includes a $36 million quarterly payment due December 31, 2006 but paid January 2, 2007 because due date was a holiday.

(2)
Amounts reflect only Oglethorpe's 83.14% share of the PCB maturities. The 2007 maturities were refinanced in an October 2006 transaction, and a plan is in place to refinance all future PCB annual maturities in the 4th quarter of the year prior to maturity.

(3)
Amounts reflect the debt portion of annual amortization of capitalized lease obligations as reflected on the balance sheet.

    The weighted average interest rate for long-term debt and capital leases was 5.46% at December 31, 2006.

    Oglethorpe has a $50,000,000 committed line of credit with CFC and another $50,000,000 committed line of credit with CoBank. Both of these credit facilities are for general working capital purposes. No balance was outstanding on either of these two lines of credit at either December 31, 2006 or 2005.

    Oglethorpe has a commercial paper program under which it is authorized to issue commercial paper in amounts that do not exceed the amount of its committed backup lines of credit, thereby providing 100% dedicated support for any paper outstanding. Oglethorpe periodically assesses its needs to determine the appropriate amount to maintain in its backup facility, and currently has in place a $300,000,000 committed backup line of credit that expires in September 2007. Oglethorpe may increase the size of its commercial paper backup facility when the facility renews in 2007. In addition to providing dedicated support for commercial paper, the facility may also be used for working capital and for general corporate purposes. However, any amounts drawn under the facility for working capital or general purposes will reduce the amount of commercial paper that Oglethorpe is authorized to issue. No balance was outstanding on this line of credit at either December 31, 2006 or 2005.

6. Electric plant and related agreements:

    Oglethorpe and GPC have entered into agreements providing for the purchase and subsequent joint operation of certain of GPC's electric generating plants. The plant investments disclosed in the table below represent Oglethorpe's undivided interest in each co-owned plant, and each co-owner is responsible for providing its own financing. A summary of Oglethorpe's plant investments and related accumulated depreciation as of December 31, 2006 is as follows:

	(dollars in thousands)
Plant	Investment	Accumulated Depreciation

In-service
Owned property
Vogtle Units No. 1 & No. 2 (Nuclear – 30% ownership)	$2,725,262	$(1,299,313)
Hatch Units No. 1 & No. 2 (Nuclear – 30% ownership)	577,646	(325,875)
Wansley Units No. 1 & No. 2 (Fossil – 30% ownership)	228,095	(106,623)
Scherer Unit No. 1 (Fossil – 60% ownership)	486,554	(248,267)
Rocky Mountain Units No. 1 No. 2 & No. 3 (Hydro – 75% ownership)	557,374	(128,928)
Talbot (Combustion Turbine – 100% ownership)	279,043	(35,872)
Chattahoochee (Combined cycle – 100% ownership)	296,782	(34,475)
Wansley (Combustion Turbine – 30% ownership)	3,606	(2,406)
Transmission plant	62,482	(34,032)
Other	84,892	(43,336)
Property under capital lease:
Plant Doyle (Combustion Turbine – 100% leasehold)	126,990	(54,056)
Scherer Unit No. 2 (Fossil – 60% leasehold)	340,403	(181,866)

Total in-service	$5,769,129	$(2,495,049)

Construction work in progress
Generation improvements	$67,182
Other	963

Total construction work in progress	$68,145

    Oglethorpe's proportionate share of direct expenses of joint operation of the above plants is included in the corresponding operating expense captions (e.g., fuel, production or depreciation) on the accompanying statements of revenues and expenses.

    Oglethorpe has the option to participate in up to 30% of up to two additional nuclear units at Plant Vogtle. Oglethorpe is currently participating in 30% of the development costs, with the option to reduce participation, either partially or completely. As of December 31, 2006, the total capitalized costs to date were $7,160,000.

7. Employee benefit plans:

    Effective January 1, 2005 Oglethorpe merged it's money purchase pension plan and it's contributory 401(k) plan into one plan the OPC Retirement Plan. The merged plan is a 401(k) plan. The money purchase pension feature of the merged plan is now known as the employer retirement contribution. Under the merged plan, in 2006, Oglethorpe contributed 5% subject to IRS limitations of each employee's eligible annual compensation and at its discretion, matched as much as three-quarters of the first 6% of the employee's contribution. Effective 2007, Oglethorpe's contribution is 8%.

    Oglethorpe's contributory 401(k) covers substantially all employees. An employee may contribute, subject to IRS limitations, up to 60% of their eligible annual compensation. Oglethorpe, at its discretion, may match the employee's contribution and has done so each year of the plan's existence. Oglethorpe's current policy is to match the employee's contribution as long as there is sufficient margin to do so. The match which is calculated each pay period, currently can be equal to as much as three-quarters of the first 6% of an employee's eligible compensation, depending on the amount and timing of the employee's contribution. Oglethorpe's contributions to the matching feature of the plan were approximately $644,000 in 2006, $630,000 in 2005 and $603,000 in 2004.

    Under Oglethorpe's employer retirement contribution feature (formerly the money purchase pension plan) of the 401(k) plan, Oglethorpe contributes 5% subject to IRS limitations of each employee's eligible annual compensation. Oglethorpe's contributions to the employer retirement contribution feature of the 401(k) plan were approximately $775,000 in 2006, $758,000 in 2005 and $738,000 in 2004.

8. Nuclear insurance:

    GPC, on behalf of all the co-owners of Plants Hatch and Vogtle, is a member of Nuclear Electric Insurance, Ltd. ("NEIL"), a mutual insurer established to provide property damage insurance coverage in an amount up to $500,000,000 for members' nuclear generating facilities. In the event that losses exceed accumulated reserve funds, the members are subject to retroactive assessments (in proportion to their premiums). The portion of the current maximum annual assessment for GPC that would be payable by Oglethorpe, based on ownership share, is limited to approximately $8,498,000 for each nuclear incident.

    GPC, on behalf of all the co-owners of Plants Hatch and Vogtle, has coverage under NEIL II, which provides insurance to cover decontamination, debris removal and premature decommissioning as well as excess property damage to nuclear generating facilities for an additional $2,250,000,000 for losses in excess of the $500,000,000 primary coverage described above. Under the NEIL policies, members are subject to retroactive assessments in proportion to their premiums if losses exceed the accumulated funds available to the insurer under the policy. The portion of the current maximum annual assessment for GPC that would be payable by Oglethorpe, based on ownership share, is limited to approximately $9,575,000.

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

    Oglethorpe has entered into long-term power purchase agreements. As of December 31, 2006, Oglethorpe's minimum purchase commitment under these agreements, without regard to capacity reductions or adjustments for changes in costs, for the next five years and thereafter are as follows:

Year Ending December 31,	(dollars in thousands)

2007	$71,901
2008	76,923
2009	28,914
2010	29,348
2011	29,788
Thereafter	254,966

    Oglethorpe's power purchases from these agreements amounted to approximately $102,646,000 in 2006, $163,122,000 in 2005 and $123,998,000 in 2004.

b. Operating leases

    As of December 31, 2006, Oglethorpe's estimated minimum rental commitments for these operating leases over the next five years and thereafter are as follows:

Year Ending December 31,	(dollars in thousands)

2007	$4,850
2008	4,932
2009	4,832
2010	5,086
2011	5,420
Thereafter	37,857

    Rental expenses totaled $5,227,000 in 2006, $5,252,000 in 2005 and $5,298,000 in 2004. The rental expenses for the leases are added to the cost of the fossil inventories.

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

    During 2006 and 2005, Oglethorpe sold SO2 allowances in excess of its needs to various parties and received $39.5 million and $83.1 million in proceeds from these sales, respectively. Oglethorpe offset $29.3 million and $61.9 million of this income by reducing amounts collected from its Members during 2006 and 2005, respectively. The remaining $10.2 million of income in 2006 and $21.2 million in 2005 was offset by amortizing $10.2 million and $21.2 million of deferred asset retirement obligations costs. As a result, there was no net change to net margin in 2006 or 2005.

11. Guarantees:

    As of December 31, 2006 and 2005, Oglethorpe's guarantees included those disclosed in Note 5 for PCBs assumed by GTC in connection with a corporate restructuring and in Note 2 for rental payments due under the terms of the Rocky Mountain transactions. See Note 2 for discussion of Rocky Mountain transactions.

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

b. Clean Air Act

    In December 2002, the Sierra Club, Physicians for Social Responsibility, Georgia Forest Watch and one individual filed suit in Federal Court in Georgia against Georgia Power Company (GPC) alleging violations of the Clean Air Act at Plant Wansley. The complaint alleges violations of opacity limits at both the coal-fired units, in which Oglethorpe is a co-owner, and other violations at several of the combined cycle units in which Oglethorpe has no ownership interest. This civil action requests injunctive and declaratory relief, civil penalties, a supplemental environmental project and attorneys' fees. In December 2004, the U.S. District Court for the Northern District of Georgia issued an Order holding GPC liable for certain violations of opacity limits at the coal-fired units. In March 2006, the US Court of Appeals for the Eleventh Circuit reversed the Order, remanding it back to the District Court for trial on the issues. In November 2006, additional briefs were filed and oral argument was presented on the pending motions for summary judgment. In January 2007, the District Court ruled in favor of GPC on all counts still pending that involved the units co-owned by Oglethorpe. Whether that order will be appealed is unknown. If appealed, then resolution of this matter remains uncertain along with Oglethorpe's responsibility, if any, for a share of any penalties or other costs that might be assessed against GPC.

    In January 2003, the Sierra Club appealed an unsuccessful challenge to an air operating permit for the Chattahoochee combined cycle facility to the U.S. Court of Appeals for the Eleventh Circuit. Oglethorpe acquired this facility when it merged with Chattahoochee EMC in May 2003. Oglethorpe intervened in the appeal on behalf of the U.S. Environmental Protection Agency (EPA). In May 2004, the Court ruled in favor of the Sierra Club, invalidating EPA's denial of the petition and remanding the matter to EPA for further consideration. In November 2005, EPA issued an order denying Sierra Club's petition to object to the Chattahoochee facility's air operating permit. In January 2006, the Sierra Club filed an appeal of that order to the U.S. Court of Appeals for the Eleventh Circuit. Oglethorpe has again intervened in the appeal on behalf of EPA, briefing has been completed and oral argument in the case was held in March 2007, and a decision is expected before the end of the year. Although Oglethorpe believes that the appeal will not affect facility operations pending further consideration and that a favorable outcome in this matter is likely, an unfavorable ruling could temporarily affect the ability of the facility to continue operations.

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

    2006 Appeal. On January 3, 2007, the Monroe County Board of Assessors issued its assessment of Oglethorpe's interest in Plant Scherer for the 2006 tax year. While the state valued this interest at $343,262,927, Monroe County's assessment used a valuation of $728,850,596. On January 31, 2007, Oglethorpe appealed Monroe County's valuation by filing a notice of arbitration with the Monroe County Board of Tax Assessors.

    The arbitrations for all four appeals are on hold pending the outcome of a related case filed by Georgia Power Company (GPC), which challenges the authority of Monroe County to change the values determined by the Georgia Department of Revenue. Depending on the outcome of the GPC appeal, the arbitration for Oglethorpe's four appeals will be heard by a panel of arbitrators, with the right of appeal first to Monroe County Superior Court and then to the Georgia appellate courts. None of the appeals have been sent to the arbitrators.

    Oglethorpe accrues for ad valorem taxes on a monthly basis, which are generally paid in the fourth quarter of the year. The total ad valorem taxes assessed by Monroe County for tax years 2003 through 2006, is $31,932,000, relating to Plant Scherer. At December 31, 2006, Oglethorpe has accrued $22,654,000 for ad valorem taxes including $3,426,000 to be paid in 2007 related to tax year 2006. The remaining $19,228,000 represents the difference between ad valorem taxes assessed by Monroe County and the amount paid by Oglethorpe. Oglethorpe plans to vigorously oppose the increased Monroe County assessments.

14. Quarterly financial data (unaudited):

    Summarized quarterly financial information for 2006 and 2005 is as follows:

	(dollars in thousands)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2006
Operating revenues	$268,732	$276,519	$330,606	$253,022
Operating margin	72,912	37,609	43,793	26,928
Net margin	31,006	(1,276)	(1,260)	(10,269)
2005
Operating revenues	$297,284	$278,502	$322,735	$271,002
Operating margin	55,396	45,969	50,976	40,735
Net margin	11,226	961	5,500	(34)

    The negative net margins for some of the quarters of 2006 and 2005 is the result of reductions to revenue requirements of $10,076,000 and $5,991,000, respectively, approved by Oglethorpe's Board of Directors. These revenue reductions were primarily due to the sale of SO2 allowances as discussed in Note 10.

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

Thomas A. Smith
President and Chief Executive Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of Oglethorpe Power Corporation:

       In our opinion, the accompanying balance sheets, statements of capitalization and the related statements of revenues and expenses, patronage capital and membership fees and accumulated other comprehensive margin and cash flows present fairly, in all material respects, the financial position of Oglethorpe Power Corporation (an Electric Membership Cooperative) at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Atlanta, Georgia
March 9, 2007

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

ITEM 9A. CONTROLS AND PROCEDURES

       As of December 31, 2006, Oglethorpe had carried out an evaluation, under the supervision and with the participation of its management, including its President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Oglethorpe's disclosure controls and procedures are effective.

    There have been no changes in Oglethorpe's internal controls over financial reporting or other factors that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, Oglethorpe's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

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

\

PART III

         ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

       Oglethorpe has a thirteen member Board of Directors consisting of eleven directors elected from the Members (the "Member Directors"") and two independent outside directors (the "Outside Directors"). Five of the Member Directors must be a general manager of an Oglethorpe Member located in each of five geographical regions of the State of Georgia. An additional five Member Directors must be a director of an Oglethorpe Member located in each of five geographical regions of the State of Georgia. The eleventh Member Director must be a director of an Oglethorpe Member. An Oglethorpe Member may not have both its general manager and one of its directors serve as a director of Oglethorpe at the same time.

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

    Oglethorpe is managed and operated under the direction of a President and Chief Executive Officer, who is appointed by the Board of Directors. The Senior Officers and Directors of Oglethorpe are as follows:

Name	Age	Position

Thomas A. Smith	52	President and Chief Executive Officer
Michael W. Price	46	Chief Operating Officer
Elizabeth B. Higgins	38	Chief Financial Officer
William F. Ussery	42	Senior Vice President, Member and External Relations
W. Clayton Robbins	60	Senior Vice President, Government Relations and Chief Administrative Officer
Jami G. Reusch	44	Vice President, Human Resources
Benny W. Denham	76	Chairman of the Board, Member Director, Southwest Region
J. Sam L. Rabun	75	Vice Chairman of the Board, Member Director, Central Region
Larry N. Chadwick	66	Member Director, Northwest Region
Marshall S. Millwood	57	Member Director, Northeast Region
M. Anthony Ham	55	Member Director, Southeast Region
H.B. Wiley, Jr.	62	Member Director, Statewide
Jeffrey W. Murphy	43	Manager Director, Northeast Region
Gary A. Miller	46	Manager Director, Northwest Region
C. Hill Bentley	59	Manager Director, Central Region
Gary W. Wyatt	54	Manager Director, Southwest Region
Robert E. Rentfrow	52	Member Director, Southeast Region
Wm. Ronald Duffey	65	Outside Director
John S. Ranson	77	Outside Director

    Oglethorpe has an Audit Committee, whose members are Wm. Ronald Duffey, Jeffrey W. Murphy, Marshall S. Millwood, Robert E. Rentfrow, Gary W. Wyatt and H.B. Wiley, Jr. Mr. Duffey is the Chairman of the Audit Committee. The Board of Directors has determined that Mr. Duffey qualifies as an independent audit committee financial expert.

    Oglethorpe has adopted a Code of Ethics that applies to the Senior Officers and the Controller of Oglethorpe. Oglethorpe's Code of Ethics is attached as an exhibit to this Form 10-K.

    Thomas A. Smith is the President and Chief Executive Officer of Oglethorpe and has served in that capacity since September 1999. He previously served as Senior Vice President and Chief Financial Officer of Oglethorpe from September 1998 to August 1999, Senior Financial Officer from 1997 to August 1998, Vice President, Finance from 1986 to 1990, Manager of Finance from 1983 to 1986 and Manager, Financial Services from 1979 to 1983. From 1990 to 1997, Mr. Smith was Senior Vice President of the Rural Utility Banking Group of CoBank, where he managed the bank's eastern division, rural utilities. Mr. Smith is a Certified Public Accountant, has a Master of Science degree in Industrial Management-Finance from the

Georgia Institute of Technology, a Master of Science degree in Analytical Chemistry from Purdue University and a Bachelor of Arts degree in Mathematics and Chemistry from Catawba College. Mr. Smith is a Director of ACES Power Marketing, a Director of the Georgia Chamber of Commerce and is also a member of the Advisory Board of Mid-South Telecommunications, Inc. Mr. Smith previously served as a director of En-Touch Systems, Inc. from 2001-2006 and as a member of the NERC Stakeholders Committee from 2005-2006.

    Michael W. Price is the Chief Operating Officer of Oglethorpe and has served in that office since February 1, 2000. Mr. Price served GSOC from January 1999 to January 2000, first as Senior Vice President and then as Chief Operating Officer. He served as Vice President of System Planning and Construction of GTC from May 1997 to December 1998. He served as a manager of system control of GSOC from January to May 1997. From 1986 to 1997, Mr. Price served Oglethorpe in the areas of control room operations, system planning, construction and engineering, and energy management systems. Prior to joining Oglethorpe, he was a field test engineer with the TVA from 1983 to 1986. Mr. Price has a Bachelor of Science degree in Electrical Engineering from Auburn University. Mr. Price is a Director of SERC Reliability Corporation, ACES Power Marketing, the Research Advisory Committee of Electric Power Research Institute and serves on the Advisory Board of Garrard Construction.

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

    William F. Ussery is the Senior Vice President, Member and External Relations of Oglethorpe and has served in that office since October 2005. Mr. Ussery previously served as Vice President and Assistant Chief Operating Officer from November 2003 to October 2005. Prior to joining Oglethorpe in 2001, Mr. Ussery held several key positions, including Chief Operating Officer, Vice President of Engineering and System Engineer at Sawnee EMC. Mr. Ussery holds a bachelor's degree in Electrical Engineering from Auburn University and an associate degree in Science from Middle Georgia College.

    W. Clayton Robbins is the Senior Vice President, Government Relations and Chief Administrative Officer of Oglethorpe and has served in the office since July 2006. Mr. Robbins served as Chief Administrative Officer from January 2006 to June 2006; served as Senior Vice President, Administration and Risk Management from October 2002 to December 2006; and served as Senior Vice President, Finance and Administration from November 1999 to September 2002. Mr. Robbins served as Senior Vice President and General Manager of Intellisource, Inc. from February 1997 to October 1999. Prior to that, Mr. Robbins held several positions at Oglethorpe since 1986, including senior Vice President, Support Services from December 1991 to January 1997 and Vice President, market Research and Analysis from December 1989 to November 1991. Before coming to Oglethorpe, Mr. Robbins spent 18 years with Stearns-Catalytic World Corporation, a major engineering and construction firm, including 13 years in management positions responsible for human resources, information systems, contracts, insurance, accounting, and project development. Mr. Robbins has a Bachelor of Arts degree in Business Administration from the University of North Carolina at Charlotte. Mr. Robbins serves on the Advisory Board of FM Global Insurance Company.

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

    Benny W. Denham is Chairman of the Board and Member Director from the Southwest Region. He has served on the Board of Directors of Oglethorpe since December 1988. His present term will expire in March 2010. Mr. Denham has been co-owner of Denham Farms in Turner County, Georgia since 1980. Mr. Denham is on the Board of Directors of Community National Bank of Ashburn, Georgia and is a Director of Irwin EMC.

    J. Sam L. Rabun is the Vice-Chairman of the Board and is the Member Director from the Central Region. He has served on the Board of Directors of Oglethorpe since March 1993. His present term will expire in March 2010. He is also the Chairman of the Compensation Committee. He has been the owner and operator of a farm in Jefferson County, Georgia since 1979. He is also a 50% owner of R&R Livestock Farms, Inc. Mr. Rabun served as the President of the Board of Jefferson Energy Cooperative from 1993 to 1996, was employed as General Manager from 1974 to 1979 and as Office Manager and Accountant from 1970 to 1974. He currently serves as Chairman of the Board of Jefferson Energy Cooperative. Mr. Rabun is Vice-Chairman of the Board of the Georgia Energy Cooperative.

    Larry N. Chadwick is the Member Director from the Northwest Region. He has served on the Board of Directors of Oglethorpe since July 1989. His present term will expire in March 2008. He is also a member of the Compensation Committee. Mr. Chadwick is an engineer, with experience in the design of hydrogen gas plants. He is Chairman of the Board of Cobb EMC.

    Marshall S. Millwood is the Member Director from the Northeast Region. He became a member of the Board of Directors of Oglethorpe in March 2003, and his present term will expire in March 2009. He is also a member of the Audit Committee. He has been the owner and operator of Marjomil Inc., a poultry and cattle farm in Forsyth County, Georgia, since 1998. He is a Director of Sawnee EMC.

    M. Anthony Ham is the Member Director from the Southeast Region. He became a member of the Board of Directors of Oglethorpe in March 2004, and his term will expire in March 2008. He is also a member of the Compensation Committee. Mr. Ham is the Clerk of the Superior and Juvenile Courts in Brantley County, Georgia. He is a Director of Okefenoke Rural EMC.

        H.B. Wiley, Jr.    is the Member Director elected statewide. He became a member of the Board of Directors of Oglethorpe in March 2003 and his present term will expire in March 2009. He is also a member of the Audit Committee. Mr. Wiley previously served as a member of the Board of Directors from July 1994 until March 1997. Mr. Wiley has been an associate broker in real estate since 1994. Prior to that he owned and operated a dairy farm in Oconee County, Georgia from 1973 to 1994. During that time he served on the board of Atlanta Dairies Cooperative and Georgia Milk Producers Board. He has been a director of Walton EMC since June 1993, and served as its Chairman of the Board from June 2000 to June 2003. Mr. Wiley has Bachelor of Science degree from the University of Georgia. Mr. Wiley served in the U.S. Army Engineers from 1968 to 1971, and is a Vietnam veteran.

    Jeffrey W. Murphy is the Manager Director from the Northeast Region. He became a member of the Board of Directors of Oglethorpe in March 2004, and his present term will expire in March 2009. He is also a member of the Audit Committee. Mr. Murphy has been the President and CEO of Hart EMC since May 2002. He is also the Secretary of the Georgia Energy Cooperative.

    Gary A. Miller is the Manager Director from the Northwest Region. Mr. Miller became a member of the Board of Directors of Oglethorpe in March 2004, and his present term will expire in March 2009. He is also a member of the Compensation Committee. Mr. Miller has been the President and CEO of GreyStone Power Corporation since January 1999. Mr. Miller is the Treasurer of the Development Authority of Douglas County. He is a past President of the Georgia Rural Electric Managers Associationand is also a past Chairman of the Douglas County Chamber of Commerce. Mr. Miller currently serves on the Board of Directors of CoBank.

    C. Hill Bentley is the Manager Director from the Central Region. He became a member of the Board of Directors of Oglethorpe in March 2004, and his present term will expire in March 2010. He is also a member of the Compensation Committee. He is the CEO of Tri-County EMC. He is a member of the Boards of Directors of the Georgia Cooperative Council and the Central Georgia Technical College Foundation, and a member of the Bibb County Chamber of Commerce and Georgia Chamber of Commerce. He is a past President of the Georgia Rural Electric Managers Association and is on the Business Advisory Council for Georgia College and State University.

    Gary W. Wyatt is the Manager Director from the Southwest Region. He has served on the Board of Directors of Oglethorpe since March 2004. His present term will expire in March 2010. He is also a member of the Audit Committee. He started his career in 1973 with Coosa Valley Electric Co-op in Talladega, Alabama where he held the position of Operations Manager. He assumed the position of President/CEO of Pataula EMC in 1986. Mr. Wyatt received an A.S. degree in management from Darton College. He is also a graduate of the National Rural Electric Cooperative Association Management Internship program at the University of Nebraska. He is on the Board of Directors of Georgia Electric Membership Corporation and is a past Vice Chairman of the Services Committee. Mr. Wyatt is the past President of the Georgia Managers Association, past Vice Chairman of the Albany Technical College Board of Directors and past President of the Randolph Cuthbert Chamber of Commerce.

    Robert E. Rentfrow is the Manager Director from the Southeast Region. Mr. Rentfrow became a Member of the Board of Directors of Oglethorpe in June 2002. His present term will expire in March 2008. He is also a member of the Audit Committee. Mr. Rentfrow has been the President and Chief Executive Officer of Satilla Rural EMC since 1997 and has been associated with EMCs in Georgia for the past 21 years. Mr. Rentfrow serves as Director on the Governor's Workforce Investment Board and is a member of the Southeast Georgia Financial Board. Mr. Rentfrow also serves as Chairman of the Bacon County Industrial Building Authority and is a member of the Waycross College Board of Trustees. Mr. Rentfrow attended Southern Technical Institute and Georgia Southern College.

    Wm. Ronald Duffey is an Outside Director. He has served on the Board of Directors of Oglethorpe since March 1997. His present term will expire in March 2009. He is also the Chairman of the Audit Committee. Mr. Duffey is the Chairman of the Board of Directors of Peachtree National Bank in Peachtree City, Georgia, a wholly owned subsidiary of Synovus Financial Corp. Prior to his employment in 1985 with Peachtree National Bank, Mr. Duffey served as Executive Vice President and Member of the Board of Directors for First National Bank in Newnan, Georgia. He holds a Bachelor of Business Administration from Georgia State College with a concentration in finance and has completed banking courses at the School of Banking of the South, Louisiana State University, the American Bankers Association School of Bank Investments, and The Stonier Graduate School of Banking, Rutgers University. Mr. Duffey is a Director of Piedmont-Fayette Hospital, Piedmont-Newnan Hospital and The Georgia Economic Development Corp. Mr. Duffey is also a member of the Board of Directors of the Georgia Chamber of Commerce and of the Audit Committee of Piedmont Healthcare.

    John S. Ranson is an Outside Director. He has served on the Board of Directors of Oglethorpe since March 1997. His present term will expire in March 2008. He is also a member of the Compensation Committee. He has been the President of Ranson Municipal Consultants, L.L.C., a financial advisor in Wichita, Kansas, since 1994. From 1990 to 1994, Mr. Ranson was Chairman of Ranson Capital Corp., an investment banking firm. Mr. Ranson has been in the investment banking business since 1953. His public finance clients have included the Kansas Turnpike Authority, the Kansas Municipal Energy Agency, the Kansas Municipal Gas Agency, and the Kansas City (Kansas) Board of Public Utilities. Mr. Ranson received his Bachelor of Science in Business Administration from the University of Kansas (Lawrence, Kansas) and attended the Navy Supply Corps School in Bayonne, New Jersey.

ITEM 11. EXECUTIVE COMPENSATION

Director Compensation

    The following table sets forth the total compensation paid or earned by each of Oglethorpe's directors for the fiscal year ended December 31, 2006.

Name	Total Fees Earned or Paid in Cash

Member Directors
Benny W. Denham, Chairman	$11,050
J. Sam L. Rabun	12,250
Marshall S. Millwood	9,550
Larry N. Chadwick	7,650
M. Anthony Ham	6,850
H.B. Wiley, Jr.	9,850
Gary A. Miller	6,850
Jeffrey W. Murphy	8,650
C. Hill Bentley	6,850
Gary W. Wyatt	8,000
Robert E. Rentfrow	8,650
Outside Directors
Wm. Ronald Duffey	31,050
John S. Ranson	19,550

    During 2006, Oglethorpe paid its Outside Directors a fee of $5,500 per Board meeting for four meetings a year and a fee of $1,000 per Board meeting for the remaining other Board meetings held during the year. Outside Directors were also paid $1,000 per day for attending committee meetings, annual meetings of the Members or other official business of Oglethorpe. Member Directors were paid a fee of $1,000 per Board meeting and $600 per day for attending committee meetings, annual meetings of the Members or other official business of Oglethorpe. In addition, Oglethorpe reimburses all Directors for out-of-pocket expenses incurred in attending a meeting. All Directors are paid $50 per day when participating in meetings by conference call. The Chairman of the Board is paid an additional 20% of his Director's fee per Board meeting for time involved in preparing for the meetings. The Chairman of the Audit Committee is paid an additional $400 per Audit Committee meeting for the time involved in fulfilling that role. Neither Oglethorpe's Outside Directors nor Member Directors receive any perquisites or other personal benefits.

Compensation Discussion and Analysis

  Overview of the Compensation Program

    The Compensation Committee of the Board has responsibility for establishing, implementing and continually monitoring adherence with Oglethorpe's Compensation Policy.

    Compensation Philosophy and Objectives.    The corporate compensation and benefits program of Oglethorpe is designed to establish and maintain competitive total compensation programs that will attract, motivate and retain the qualified and skilled work force necessary for the continued success of Oglethorpe. To help align compensation paid to executive officers with the achievement of corporate goals, Oglethorpe has designed a significant portion of its cash compensation program as a pay for performance based system that rewards named executive officers ("Executive Officers") for their individual performance and contribution in achieving corporate goals. To remain competitive, each component of total compensation is validated relative to market values on an annual basis.

    Role of the Compensation Committee and Management.    The Compensation Committee is comprised of six directors of Oglethorpe, J. Sam L. Rabun, John S. Ranson, Gary A. Miller, C. Hill Bentley, M. Anthony Ham, and Larry N. Chadwick. The Compensation Committee reviews changes to Oglethorpe's compensation program for its officers, directors and employees and recommends such changes to the Board of Directors for approval. Specifically, the Compensation Committee approves the performance pay program set forth in the Compensation Policy, including the corporate goals related to such program.

    During 2006, Oglethorpe engaged Hewitt Associates, an outside global human resources consulting firm, to conduct a review of its compensation program. Hewitt Associates provided Oglethorpe with relevant market data that was used to analyze Oglethorpe's compensation program in light of the compensation programs of its peers and also to ensure that Oglethorpe's compensation program aligned with its stated compensation philosophy and objectives. The Compensation Committee receives a comprehensive report on an annual basis regarding all facets of Oglethorpe's compensation program.

    The key member of management involved in the compensation process is the President and Chief Executive Officer. The President and Chief Executive Officer identifies corporate performance objectives that are used to determine performance pay amounts. The President and Chief Executive Officer then presents these goals to the Compensation Committee, which in turn approves these goals and presents them to the Board of Directors for review and approval. The President and Chief Executive Officer approves the compensation of Oglethorpe's Executive Officers, other than the President and Chief Executive Officer. The President and Chief Executive Officer's compensation is approved by the Board of Directors upon recommendation of the Compensation Committee.

  Determination of Compensation

    Components of Total Compensation.    Compensation packages for the fiscal year ended December 31, 2006 for Oglethorpe's Executive Officers were comprised of the following three primary components:

•
Annual base salary

•
Performance pay, which is a cash award given annually based on both the achievement of corporate goals and, to a lesser extent, on individual performance

•
Benefits, which consist primarily of health and welfare benefits and retirement benefits

    Base Salary.    Oglethorpe believes that Executive Officer base salaries should be compared to the median of the range of salaries for executives in similar positions and with similar responsibilities at comparable companies. Base salary is established, in part, by surveying the external market.

    Each of Oglethorpe's Executive Officers has an employment agreement that provides for a minimum annual base salary and performance pay. See the narrative disclosure following the "Summary Compensation Table" for additional information on the terms of the employment agreements.

    The President and the Chief Executive Officer of Oglethorpe approves the Executive Officers' salaries and, in certain circumstances provides an upward adjustment to the Executive Officers' base salary set forth in the employment agreement. The President and the Chief Executive Officer reports the Executive Officers' salaries to the Compensation Committee annually. The Company's Board of Directors approves the salary of the President and Chief Executive Officer upon the recommendation of the Compensation Committee.

    Performance Pay.    Each Executive Officer has the potential to earn 20% of their base pay in performance pay. Each Executive Officer's performance pay award for 2006, other than that of the President and Chief Executive Officer, was based 75% on the achievement of corporate goals, as determined by the Board of Directors upon the Compensation Committee's recommendation, and 25% on the individual performance. The President and Chief Executive Officer's performance pay award is based solely on corporate goal achievement, as determined annually by the Board of Directors upon the recommendation of the Compensation Committee.

    Each year Oglethorpe drafts a comprehensive set of corporate goals which are approved by the Board of Directors. For 2006, Oglethorpe's corporate goals primarily involved the following: (1) the operation of Oglethorpe's plants by facility type; (2) Oglethorpe's financial performance for the year, including cost savings and risk reduction programs; (3) environmental compliance; and (4) safety.

    Benefits.    The Benefit Program is designed to allow Executive Officers to choose the benefit options that best meet their needs. The President and Chief Executive Officer recommends changes to the benefits program or level of benefits that all Executive Officers, including the President and Chief Executive Officer, receive to the Compensation Committee, which then in turn recommends those changes to the Board of Directors. To meet the health and welfare needs of its Executive Officers at a reasonable cost, Oglethorpe pays for 80-85% of an Executive Officer's health and welfare benefits. The President and Chief Executive Officer decides the exact cost sharing percentage to be borne by Oglethorpe.

    Oglethorpe also provides retirement benefits that allow Executive Officers the opportunity to develop an investment strategy that best meets their retirement needs. Oglethorpe will contribute up to $0.75 of every dollar an Executive Officer contributes to his or her retirement plan, up to 6% of an Executive Officer's pay per period, and will contribute an additional amount equal to 8% of an Executive Officer's pay per period. See "Nonqualified Deferred Compensation" for additional information regarding Oglethorpe's contributions to its Executive Officers' retirement plans.

    Perquisites.    Oglethorpe provides its Executive Officers with perquisites and other personal benefits that Oglethorpe and the Compensation Committee believe are reasonable and consistent with its overall compensation program. Oglethorpe's Executive Officers receive a monthly car allowance, the amount of which is based upon the Executive Officer's position. The President and Chief Executive Officer approves car allowance amounts annually and reports those amounts to the Compensation Committee. The car allowance for the President and Chief Executive Officer is included in his employment agreement. The Compensation Committee periodically reviews the levels of perquisites and other personal benefits provided to Executive Officers.

Compensation Committee Interlocks and Insider Participation

    J. Sam L. Rabun, John S. Ranson, Gary A. Miller and Larry N. Chadwick served as members of the Oglethorpe Power Corporation Compensation Committee in 2006. J. Sam L. Rabun served as the Vice Chairman of the Board in 2006.

    Gary A. Miller is a Director of Oglethorpe and the President and Chief Executive Officer of GreyStone Power Corporation. GreyStone Power Corporation is a Member of Oglethorpe and has a Wholesale Power Contract with Oglethorpe. GreyStone Power Corporation's payments of $73.8 million to Oglethorpe in 2006 under the Wholesale Power Contract accounted for approximately 7% of Oglethorpe's total revenues and 37% of GreyStone Power Corporation's total revenues.

Compensation Committee Report

March 26, 2007

    The Compensation Committee of Oglethorpe Power Corporation has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2006 for filing with the Securities and Exchange Commission.

Respectfully Submitted,
The Compensation Committee

  J. Sam L. Rabun
  John S. Ranson
  Gary A. Miller
  C. Hill Bentley
  M. Anthony Ham
  Larry N. Chadwick

Summary Compensation Table

    The following table sets forth the total compensation paid or earned by each of Oglethorpe's Executive Officers for the fiscal year ended December 31, 2006.

Name and Principal Position	Year	Salary	Non-Equity Incentive Plan Compensation	All Other Compensation (1)	Total

Thomas A. Smith President and Chief Executive Officer	2006	$438,043	$72,126	$51,582	$561,751
Michael W. Price Chief Operating Officer	2006	253,481	44,059	35,925	333,465
Elizabeth B. Higgins Chief Financial Officer	2006	245,304	42,637	35,112	323,053
William F. Ussery Senior Vice President, Member and External Relations	2006	171,417	29,653	27,697	228,767
W. Clayton Robbins Senior Vice President, Chief Administrative Officer	2006	154,487	26,273	73,550	254,310
Jami G. Reusch Vice President, Human Resources	2006	147,643	23,805	27, 341	198,789

(1)
Figures for 2006 consist of matching contributions made by Oglethorpe under the 401(k) Retirement Savings Plan on behalf of Mr. Smith, Mr. Price, Ms. Higgins, Mr. Ussery, Mr. Robbins and Ms. Reusch and of $9,895, $9,658, $9,707, $7,395, $9,900, and $8,382, respectively; contributions made by Oglethorpe under the 401(k) Retirement Savings Plan on behalf of Mr. Smith, Mr. Price Ms. Higgins, Mr. Ussery, Mr. Robbins and Ms. Reusch of $11,000, $11,000, $11,000, $10,428, $11,000, and $9,313, respectively; contributions by Oglethorpe to a nonqualified deferred compensation plan on behalf of Mr. Smith, Mr. Price, Ms. Higgins and Mr. Robbins of $17,445, $5,460, $4,929, and $1,610, respectively; a transition payment of $40,000 for services rendered by Mr. Robbins as Chief Administrative Officer; a car allowance of $12,000, $9,000, $9,000, $9,000, $9,000, and $9,000 for Mr. Smith, Mr. Price, Ms. Higgins, Mr. Ussery, Mr. Robbins and Ms. Reusch respectively; and insurance premiums paid on term life insurance on behalf of Mr. Smith, Mr. Price, Ms. Higgins, Mr. Ussery, Mr. Robbins and Ms. Reusch of $1,242, $807, $475, $874, $2,040, $645, respectively.

    Oglethorpe entered into an employment agreement with Thomas A. Smith, Oglethorpe's President and Chief Executive Officer, effective March 15, 2002. Oglethorpe entered into a restated employment agreement with Mr. Smith effective January 1, 2007. The initial term of the 2007 agreement extends until December 31, 2009, and automatically renews for successive one-year periods unless either party provides written notice not to renew the agreement on or before November 30, 2007 (for the initial term) or twenty-five months before the expiration of any extended term. Mr. Smith's minimum annual base salary under the 2007 agreement is $440,869.52, and is subject to review and possible upward adjustment by the Board of Directors. Mr. Smith is eligible for an annual bonus or other incentive compensation plans generally available to similarly situated employees, determined by Oglethorpe in its sole discretion. Mr. Smith is also entitled to an automobile or an automobile allowance during the term of the 2007 agreement. Mr. Smith's prior and current employment agreements contain severance pay provisions. Details regarding the severance pay provisions of the agreements are provided in both narrative and tabular form under "Severance and Change in Control Arrangements".

    Oglethorpe has also entered into employment agreements effective March 15, 2002 with Michael W. Price, Elizabeth B. Higgins, William Clay Robbins, and Jami G. Reusch, Oglethorpe's Chief Operating Officer, Chief Financial Officer, Chief Administrative Officer and Senior Vice President – Government Relations, and Vice President, Human Resources, respectively. Effective January 1, 2007, Oglethorpe entered into subsequent, restated employment agreements with Mr. Price, Ms. Higgins, Mr. Robbins and Ms. Reusch, and a new employment agreement with William F. Ussery, Oglethorpe's Senior Vice President, Member and External Relations. Each 2007 agreement extends through December 31, 2008, and automatically renews for successive one-year periods unless either party provides written notice not to renew the agreement on or before November 30, 2007 (for the initial term) or thirteen months before the expiration of any extended term. Minimum annual base salaries under the 2007 agreements are $255,116.16 for Mr. Price, $246,886.64 for Ms. Higgins, $171,700 for Mr. Ussery, $164,000 for Mr. Robbins, and $148,596.25 for Ms. Reusch. Salaries are subject to review and possible upward adjustment as determined by the President and the Chief Executive Officer. Each executive is also eligible for an annual bonus or other incentive compensation plans generally available to similarly situated employees, determined by Oglethorpe in its sole discretion. The employment agreements with Mr. Price, Ms. Higgins, Mr. Ussery, Mr. Robbins, and Ms. Reusch contain severance pay provisions. Details regarding the severance pay provisions of the agreements are provided in both narrative and tabular form under "Severance and Change in Control Arrangements".

Grants of Plan-Based Award Table

    The following table sets forth certain information with respect to the performance pay for the fiscal year ended December 31, 2006 awarded to the Executive Officers listed in the Summary Compensation Table.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Grant Date	Threshold	Target	Maximum (1)

Thomas A. Smith President and Chief Executive Officer	N/A	$–	$–	$87,609
Michael W. Price Chief Operating Officer	N/A	–	–	50,696
Elizabeth B. Higgins Chief Financial Officer	N/A	–	–	49,061
William F. Ussery Senior Vice President, Member and External Relations	N/A	–	–	34,283
W. Clayton Robbins Senior Vice President, Chief Administrative Officer	N/A	–	–	30,897
Jami G. Reusch Vice President, Human Resources	N/A	–	–	29,529

(1)
This amount represents 20% of the Executive Officer's base salary. See "Compensation Discussion and Analysis – Determination of Compensation – Performance Pay" for additional information.

Nonqualified Deferred Compensation

    Oglethorpe maintains a Fidelity Non-Qualified Deferred Compensation Program. The Nonqualified Deferred Compensation Program serves as a vehicle through which Oglethorpe can continue contributions to its Executive Officers via its Employer Retirement Contribution to its Executive Officers beyond the IRS salary limits on the retirement plan ($220,000 as indexed). The following table sets forth contributions by

Oglethorpe for the fiscal year ended December 31, 2006 along with aggregate earnings for the same period.

Name	Registrant Contributions in Last FY (1)	Aggregate Earnings in Last FY (2)	Aggregate Balance at Last FYE

Thomas A. Smith President and Chief Executive Officer	$17,445	$1,162	$18,607
Michael W. Price Chief Operating Officer	5,460	217	5,677
Elizabeth B. Higgins Chief Financial Officer	4,929	215	5,144
William F. Ussery Senior Vice President, Member and External Relations	–	–	–
W. Clayton Robbins Senior Vice President, Chief Administrative Officer	1,610	4	1,614
Jami G. Reusch Vice President, Human Resources	–	–	–

(1)
All registrant contribution amounts shown have been included in the "All Other Compensation" column of the Summary Compensation Table above.

(2)
A participant's account under the Fidelity Non-Qualified Deferred Compensation Program is invested in the investment options selected by the participant. The account is credited with gains or losses actually experienced by the investments.

Severance and Change in Control Arrangements

    Under the restated employment agreement effective January 1, 2007, Thomas A. Smith, Oglethorpe's President and Chief Executive Officer, will be entitled to a lump-sum severance payment upon the occurrence of any of the following events: (1) Oglethorpe terminates Mr. Smith's employment without cause; or (2) Mr. Smith resigns due to a demotion or material reduction of his position or responsibilities, reduction of his base salary, or a relocation of Mr. Smith's principal office by more than 50 miles. The severance payment will equal Mr. Smith's base salary through the rest of the term of the agreement (with a minimum of one year's pay and a maximum of two years' pay), and is payable within 30 days of termination, subject to the provisions of Internal Revenue Code Section 409A. In addition, Mr. Smith will be entitled to outplacement services provided by Oglethorpe and an amount equal to Mr. Smith's costs for medical and dental continuation coverage under COBRA, each for the longer of one year or the remaining term of the agreement. Severance is payable only if Mr. Smith signs a form releasing all claims against Oglethorpe within 45 days after his termination date. The maximum severance that would be payable to Mr. Smith in the circumstances described above is $945,891.

    Under the employment agreements dated January 1, 2007, Michael W. Price, Oglethorpe's Chief Operating Officer, Elizabeth B. Higgins, Oglethorpe's Chief Financial Officer, William F. Ussery, Oglethorpe's Senior Vice President, Member and External Relations, William Clay Robbins, Oglethorpe's Chief Administrative Officer and Senior Vice President – Government Relations, and Jami G. Reusch, Oglethorpe's Vice President, Human Resources, will each be entitled to a lump-sum severance payment if Oglethorpe terminates the executive without cause or if the executive resigns after a demotion or material reduction of his or her position or responsibilities, a reduction of his or her base salary, or a relocation of his or her principal office by more than 50 miles. The severance payment will equal the one year of the executive's base salary, payable six months after the executive's termination date. In addition, the executive will be entitled to six months of outplacement services provided by Oglethorpe and an amount equal to the executive's cost for medical and dental continuation coverage under COBRA for six months. Severance is payable only if the executive signs a form releasing all claims against Oglethorpe within 45 days after his or her termination date. The maximum severance that would be payable to Mr. Price, Ms. Higgins, Mr. Ussery, Mr. Robbins and Ms. Reusch in the circumstances described above is $301,056, $292,879, $213,969, $199,754 and $175,218, respectively.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

       Not Applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

    Robert E. Rentfrow is a Director of Oglethorpe and the President and Chief Executive Officer of Satilla Rural EMC. Satilla Rural EMC is a Member of Oglethorpe and has a Wholesale Power Contract with Oglethorpe. Satilla Rural EMC's payments of $28.0 million to Oglethorpe in 2006 under the Wholesale Power Contract accounted for approximately 3% of Oglethorpe's total revenues and 31% of Satilla Rural EMC's total revenues.

    Jeffrey W. Murphy is a Director of Oglethorpe and the President and Chief Executive Officer of Hart EMC. Hart EMC is a Member of Oglethorpe and has a Wholesale Power Contract with Oglethorpe. Hart EMC's payments of $19.7 million to Oglethorpe in 2006 under the Wholesale Power Contract accounted for approximately 2% of Oglethorpe's total revenues and 37% of Hart EMC's total revenues.

    Gary A. Miller is a Director of Oglethorpe and the President and Chief Executive Officer of GreyStone Power Corporation. GreyStone Power Corporation is a Member of Oglethorpe and has a Wholesale Power Contract with Oglethorpe. GreyStone Power Corporation's payments of $73.8 million to Oglethorpe in 2006 under the Wholesale Power Contract accounted for approximately 7% of Oglethorpe's total revenues and 37% of GreyStone Power Corporation's total revenues.

    C. Hill Bentley is a Director of Oglethorpe and the Chief Executive Officer of Tri-County EMC. Tri-County EMC is a Member of Oglethorpe and has a Wholesale Power Contract with Oglethorpe. Tri-County EMC's payments of $12.3 million to Oglethorpe in 2006 under the Wholesale Power Contract accounted for approximately 1% of Oglethorpe's total revenues and 36% of Tri-County EMC's total revenues.

    Gary W. Wyatt is a Director of Oglethorpe and the President and Chief Executive Officer of Pataula EMC. Pataula EMC is a Member of Oglethorpe and has a Wholesale Power Contract with Oglethorpe. Pataula EMC's payments of $2.4 million to Oglethorpe in 2006 under the Wholesale Power Contract accounted for approximately less than 1% of Oglethorpe's total revenues and 33% of Pataula EMC's total revenues.

    Herbert J. Short began serving as Oglethorpe's General Counsel in August 2005. Mr. Short is a partner with Sutherland Asbill & Brennan LLP. Sutherland Asbill & Brennan LLP provides legal services to Oglethorpe on a regular basis.

    Oglethorpe has a Standards of Conduct/ Conflict of Interest policy (the "Policy") that sets forth guidelines that its employees and directors must follow in order to avoid conflicts of interest, or any appearance of conflicts of interest, between an individual's personal interests and the interests of Oglethorpe. Pursuant to the Policy, each employee and director must disclose any conflicts of interest, actions or relationships that might give rise to a conflict. The Chief Executive Officer is responsible for taking reasonable steps to ensure that the employees are complying with the Policy and the Audit Committee is responsible for taking reasonable steps to ensure that the directors are complying with the Policy. The Audit Committee is charged with monitoring compliance with the Policy and making recommendations to the Board of Directors regarding the Policy. Certain actions or relationships that might give rise to a conflict of interest are reviewed and approved by the Board of Directors.

Director Independence

    Because Oglethorpe is an electric cooperative, the members it serves own and manage Oglethorpe. Oglethorpe's Bylaws set forth specific requirements regarding the composition of its Board of Directors. Specifically, Oglethorpe has a thirteen member Board of Directors consisting of eleven directors elected from the Members (the "Member Directors") and two independent outside directors (the "Outside Directors"). Five Member Directors must be a general manager of an Oglethorpe Member located in each of the five geographical regions of the State of Georgia and an additional five Member Directors must be a director of an Oglethorpe Member located in each of the five geographical regions of the State of Georgia. The eleventh Member Director must be a director of an Oglethorpe Member. An Oglethorpe Member must not have both its general manager and one of its directors serve as a director of Oglethorpe at the same time.

    In addition to meeting the requirements set forth in its Bylaws, all directors, with the exception of Gary A. Miller, satisfy the definition of director independence as prescribed by the NASDAQ Stock Market and otherwise meet the requirements set forth in Oglethorpe's Bylaws. Gary A. Miller does not qualify as an independent director because he is the President and Chief Executive Officer of GreyStone Power Corporation, which accounted for approximately 7% of Oglethorpe's revenues for the fiscal year ended December 31, 2006. Although Oglethorpe does not have any securities listed on the NASDAQ Stock Market, Oglethorpe has used the NASDAQ Stock Market's independence criteria in making this determination in accordance with applicable SEC rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

       For 2006 and 2005, fees for services provided by Oglethorpe's principal accountants, PricewaterhouseCoopers LLP were as follows:

	(dollars in thousands)
	2006	2005

Audit Fees (1)	$240	$232
Tax Fees (2)	27	42
Audit-Related Fees (3)	112	52
All Other Fees	–	–

Total	$379	$326

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

Pre-Approval Policy

    The services performed by Pricewaterhouse- Coopers LLP in 2006 were pre-approved in accordance with the pre-approval policy and procedures adopted by the Audit Committee. The policy requires that requests for all services must be submitted to the Audit Committee for specific pre-approval and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings.

(This page intentionally left blank)

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  List of Documents Filed as a Part of This Report.

		Page
(1)	Financial Statements (Included under "Financial Statements and Supplementary Data")
	Statements of Revenues and Expenses, For the Years Ended December 31, 2006, 2005 and 2004	51
	Balance Sheets, As of December 31, 2006 and 2005	52
	Statements of Capitalization, As of December 31, 2006 and 2005	54
	Statements of Cash Flows, For the Years Ended December 31, 2006, 2005 and 2004	55
	Statements of Patronage Capital and Membership Fees And Accumulated Other Comprehensive Margin For the Years Ended December 31, 2006, 2005 and 2004	56
	Notes to Financial Statements	57
	Report of Management	77
	Report of Independent Registered Public Accounting Firm	77
(2)	Financial Statement Schedules
	None applicable.
(3)	Exhibits

    Exhibits marked with an asterisk (*) are hereby incorporated by reference to exhibits previously filed by the Registrant as indicated in parentheses following the description of the exhibit.

Number		Description

*2.1	–	Second Amended and Restated Restructuring Agreement, dated February 24, 1997, by and among Oglethorpe, Georgia Transmission Corporation (An Electric Membership Corporation) and Georgia System Operations Corporation. (Filed as Exhibit 2.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*2.2	–	Member Agreement, dated August 1, 1996, by and among Oglethorpe, Georgia Transmission Corporation (An Electric Membership Corporation), Georgia System Operations Corporation and the Members of Oglethorpe. (Filed as Exhibit 2.2 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*3.1(a)	–	Restated Articles of Incorporation of Oglethorpe, dated as of July 26, 1988. (Filed as Exhibit 3.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1988, File No. 33-7591.)
*3.1(b)	–	Amendment to Articles of Incorporation of Oglethorpe, dated as of March 11, 1997. (Filed as Exhibit 3(i)(b) to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*3.2	–	Bylaws of Oglethorpe, as amended and restated, as of March 21, 2005. (Filed as Exhibit 3.2 to the Registrant's Form 10-K for the fiscal year ended December 31, 2004, File No. 33-7591.)
*4.1	–	Form of Serial Facility Bond Due June 30, 2011 (included in Collateral Trust Indenture filed as Exhibit 4.2.)
*4.2	–	Collateral Trust Indenture, dated as of December 1, 1997, between OPC Scherer 1997 Funding Corporation A, Oglethorpe and SunTrust Bank, Atlanta, as Trustee. (Filed as Exhibit 4.2 to the Registrant's Form S-4 Registration Statement, File No. 333-42759.)
*4.3	–	Nonrecourse Promissory Lessor Note No. 2, with a Schedule identifying three other substantially identical Nonrecourse Promissory Lessor Notes and any material differences. (Filed as Exhibit 4.3 to the Registrant's Form S-4 Registration Statement, File No. 333-42759.)

*4.4	–	Amended and Restated Indenture of Trust, Deed to Secure Debt and Security Agreement No. 2, dated December 1, 1997, between Wilmington Trust Company and NationsBank, N.A. collectively as Owner Trustee, under Trust Agreement No. 2, dated December 30, 1985, with DFO Partnership, as assignee of Ford Motor Credit Company, and The Bank of New York Trust Company of Florida, N.A. as Indenture Trustee, with a Schedule identifying three other substantially identical Amended and Restated Indentures of Trust, Deeds to Secure Debt and Security Agreements and any material differences. (Filed as Exhibit 4.4 to the Registrant's Form S-4 Registration Statement, File No. 333-42759.)
*4.5(a)	–	Lease Agreement No. 2 dated December 30, 1985, between Wilmington Trust Company and William J. Wade, as Owner Trustees under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, Lessor, and Oglethorpe, Lessee, with a Schedule identifying three other substantially identical Lease Agreements. (Filed as Exhibit 4.5(b) to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*4.5(b)	–	First Supplement to Lease Agreement No. 2 (included as Exhibit B to the Supplemental Participation Agreement No. 2 listed as 10.1.1(b)).
*4.5(c)	–	First Supplement to Lease Agreement No. 1, dated as of June 30, 1987, between The Citizens and Southern National Bank as Owner Trustee under Trust Agreement No. 1 with IBM Credit Financing Corporation, as Lessor, and Oglethorpe, as Lessee. (Filed as Exhibit 4.5(c) to the Registrant's Form 10-K for the fiscal year ended December 31, 1987, File No. 33-7591.)
*4.5(d)	–	Second Supplement to Lease Agreement No. 2, dated as of December 17, 1997, between NationsBank, N.A., acting through its agent, The Bank of New York, as an Owner Trustee under the Trust Agreement No. 2, dated December 30, 1985, among DFO Partnership, as assignee of Ford Motor Credit Company, as the Owner Participant, and the Original Trustee, as Lessor, and Oglethorpe, as Lessee, with a Schedule identifying three other substantially identical Second Supplements to Lease Agreements and any material differences. (Filed as Exhibit 4.5(d) to the Registrant's Form S-4 Registration Statement, File No. 333-42759.)
*4.6	–	Second Amended and Restated Loan Contract, dated as of May 31, 2006, between Oglethorpe and the United States of America, together with one note executed and delivered pursuant thereto. (Filed as Exhibit 4.6 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2006, File No. 33-7591.)
*4.7.1(a)	–	Indenture, dated as of March 1, 1997, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee. (Filed as Exhibit 4.8.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*4.7.1(b)	–	First Supplemental Indenture, dated as of October 1, 1997, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1997B (Burke) Note. (Filed as Exhibit 4.8.1(b) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1997, File No. 33-7591.)
*4.7.1(c)	–	Second Supplemental Indenture, dated as of January 1, 1998, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 1997C (Burke) Note. (Filed as Exhibit 4.7.1(c) to the Registrant's Form 10-K for the fiscal year ended December 31, 1997, File No. 33-7591.)
*4.7.1(d)	–	Third Supplemental Indenture, dated as of January 1, 1998, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 1997A (Monroe) Note. (Filed as Exhibit 4.7.1(d) to the Registrant's Form 10-K for the fiscal year December 31, 1997, File No. 33-7591.)
*4.7.1(e)	–	Fourth Supplemental Indenture, dated as of March 1, 1998, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1998A (Burke) and 1998B (Burke) Notes. (Filed as Exhibit 4.7.1(e) to the Registrant's Form 10-K for the fiscal year ended December 31, 1998, File No. 33-7591.)
*4.7.1(f)	–	Fifth Supplemental Indenture, dated as of April 1, 1998, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1998 CFC Note. (Filed as Exhibit 4.7.1(f) to the Registrant's Form 10-K for the fiscal year ended December 31, 1998, File No. 33-7591.)

*4.7.1(g)	–	Sixth Supplemental Indenture, dated as of January 1, 1999, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1998C (Burke) Note. (Filed as Exhibit 4.7.1(g) to the Registrant's Form 10-K for the fiscal year ended December 31, 1998, File No. 33-7591.)
*4.7.1(h)	–	Seventh Supplemental Indenture, dated as of January 1, 1999, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1998A (Monroe) Note. (Filed as Exhibit 4.7.1(h) to the Registrant's Form 10-K for the fiscal year ended December 31, 1998, File No. 33-7591.)
*4.7.1(i)	–	Eighth Supplemental Indenture, dated as of November 1, 1999, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1999B (Burke) Note. (Filed as Exhibit 4.7.1(i) to the Registrant's Form 10-K for the fiscal year ended December 31, 1999, File No. 33-7591.)
*4.7.1(j)	–	Ninth Supplemental Indenture, dated as of November 1, 1999, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1999B (Monroe) Note. (Filed as Exhibit 4.7.1(j) to the Registrant's Form 10-K for the fiscal year ended December 31, 1999, File No. 33-7591.)
*4.7.1(k)	–	Tenth Supplemental Indenture, dated as of December 1, 1999, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1999 Lease Notes. (Filed as Exhibit 4.7.1(k) to the Registrant's Form 10-K for the fiscal year ended December 31, 1999, File No. 33-7591.)
*4.7.1(l)	–	Eleventh Supplemental Indenture, dated as of January 1, 2000, made by Oglethorpe to SunTrust Bank as trustee, relating to the Series 1999A (Burke) Note. (Filed as Exhibit 4.7.1(l) to the Registrant's Form 10-K for the fiscal year ended December 31, 1999, File No. 33-7591.)
*4.7.1(m)	–	Twelfth Supplemental Indenture, dated as of January 1, 2000, made by Oglethorpe to SunTrust Bank as trustee, relating to the Series 1999A (Monroe) Note. (Filed as Exhibit 4.7.1(m) to the Registrant's Form 10-K for the fiscal year ended December 31, 1999, File No. 33-7591.)
*4.7.1(n)	–	Thirteenth Supplemental Indenture, dated as of January 1, 2001, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2000 (Burke) Note. (Filed as Exhibit 4.7.1(n) to the Registrant's Form 10-K for the fiscal year ended December 31, 2000, File No. 33-7591.)
*4.7.1(o)	–	Fourteenth Supplemental Indenture, dated as of January 1, 2001, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2000 (Monroe) Note. (Filed as 4.7.1(o) to the Registrant's Form 10-K for the fiscal year ended December 31, 2000, File No. 33-7591.)
*4.7.1(p)	–	Fifteenth Supplemental Indenture, dated as of January 1, 2002, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2001 (Burke) Note. (Filed as Exhibit 4.7.1(p) to the Registrant's Form 10-K for the fiscal year ended December 31, 2001, File No. 33-7591.)
*4.7.1(q)	–	Sixteenth Supplemental Indenture, dated as of January 1, 2002, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2001 (Monroe) Note. (Filed as Exhibit 4.7.1(q) to the Registrant's Form 10-K for the fiscal year ended December 31, 2001, File No. 33-7591.)
*4.7.1(r)	–	Seventeenth Supplemental Indenture, dated as of October 1, 2002, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2002A (Burke) Note. (Filed as Exhibit 4.7.1(r) to the Registrant's Form 10-K for the fiscal year ended December 31, 2002, File No. 33-7591.)
*4.7.1(s)	–	Eighteenth Supplemental Indenture, dated as of October 1, 2002, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2002B (Burke) Note. (Filed as Exhibit 4.7.1(s) to the Registrant's Form 10-K for the fiscal year ended December 31, 2002, File No. 33-7591.)

*4.7.1(t)	–	Nineteenth Supplemental Indenture, dated as of January 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2002C (Burke) Note. (Filed as Exhibit 4.7.1(t) to the Registrant's Form 10-K for the fiscal year ended December 31, 2002, File No. 33-7591.)
*4.7.1(u)	–	Twentieth Supplemental Indenture, dated as of January 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2002 (Monroe) Note. (Filed as Exhibit 4.7.1(u) to the Registrant's Form 10-K for the fiscal year ended December 31, 2002, File No. 33-7591.)
*4.7.1(v)	–	Twenty-First Supplemental Indenture, dated as of January 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2002 (Appling) Note. (Filed as Exhibit 4.7.1(v) to the Registrant's Form 10-K for the fiscal year ended December 31, 2002, File No. 33-7591.)
*4.7.1(w)	–	Twenty-Second Supplemental Indenture, dated as of March 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2003 (FFB M-8) Note and Series 2003 (RUS M-8) Reimbursement Note. (Filed as Exhibit 4.7.1(w) to the Registrant's Form 10-Q for the quarterly period ended September 30, 2003, File No. 33-7591.)
*4.7.1(x)	–	Twenty-Third Supplemental Indenture, dated as of March 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2003 (FFB N-8) Note and Series 2003 (RUS N-8) Reimbursement Note. (Filed as Exhibit 4.7.1(x) to the Registrant's Form 10-Q for the quarterly period ended September 30, 2003, File No. 33-7591.)
*4.7.1(y)	–	Twenty-Fourth Supplemental Indenture, dated as of December 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2003A (Appling) Note. (Filed as Exhibit 4.7.1(y) to the Registrant's Form 10-K for the fiscal year ended December 31, 2003, File No. 33-7591.)
*4.7.1(z)	–	Twenty-Fifth Supplemental Indenture, dated as of December 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2003A (Burke) Note. (Filed as Exhibit 4.7.1(z) to the Registrant's Form 10-K for the fiscal year ended December 31, 2003, File No. 33-7591.)
*4.7.1(aa)	–	Twenty-Sixth Supplemental Indenture, dated as of December 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2003B (Burke) Note. (Filed as Exhibit 4.7.1(aa) to the Registrant's Form 10-K for the fiscal year ended December 31, 2003, File No. 33-7591.)
*4.7.1(bb)	–	Twenty-Seventh Supplemental Indenture, dated as of December 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2003A (Heard) Note. (Filed as Exhibit 4.7.1(bb) to the Registrant's Form 10-K for the fiscal year ended December 31, 2003, File No. 33-7591.)
*4.7.1(cc)	–	Twenty-Eighth Supplemental Indenture, dated as of December 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2003A (Monroe) Note. (Filed as Exhibit 4.7.1(cc) to the Registrant's Form 10-K for the fiscal year ended December 31, 2003, File No. 33-7591.)
*4.7.1(dd)	–	Twenty-Ninth Supplemental Indenture, dated as of December 1, 2004, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2004 (Burke) Note. (Filed as Exhibit 4.7(dd) to the Registrant's Form 10-K for the fiscal year ended December 31, 2004, File No. 33-7591.)
*4.7.1(ee)	–	Thirtieth Supplemental Indenture, dated as of December 1, 2004, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2004 (Monroe) Note. (Filed as Exhibit 4.7(ee) to the Registrant's Form 10-K for the fiscal year ended December 31, 2004, File No. 33-7591.)

*4.7.1(ff)	–	Thirty-First Supplemental Indenture, dated as of November 1, 2005, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2005 (Burke) Note. (Filed as Exhibit 4.7.1(ff) to the Registrant's Form 10-K for the fiscal year ended December 31, 2005, File No. 33-7591.)
*4.7.1(gg)	–	Thirty-Second Supplemental Indenture, dated as of November 1, 2005, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2005 (Monroe) Note. (Filed as Exhibit 4.7.1(gg) to the Registrant's Form 10-K for the fiscal year ended December 31, 2005, File No. 33-7591.)
*4.7.1(hh)	–	Thirty-Third Supplemental Indenture, dated as of May 1, 2006, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2006 (FFB P-8) Note and Series 2006 (RUS P-8) Reimbursement Note. (Filed as Exhibit 4.7.1(hh) to the Registrant's Form 10-Q for the quarterly period ended June 30, 2006, File No. 33-7591.)
4.7.1(ii)	–	Thirty-Fourth Supplemental Indenture, dated as of September 22, 2006, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Amendment of Section 9.9 of the Original Indenture.
4.7.1(jj)	–	Thirty-Fifth Supplemental Indenture, dated as of October 1, 2006, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Oglethorpe Power Corporation First Mortgage Bonds, Series 2006.
4.7.1(kk)	–	Thirty-Sixth Supplemental Indenture, dated as of October 1, 2006, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2006A (Burke) Note, Series 2006B-1 (Burke) Note, Series 2006B-2 (Burke) Note, Series 2006B-3 (Burke) Note, Series 2006B-4 (Burke) Note and Series 2006A (Monroe) Note.
4.7.1(ll)	–	Thirty-Seventh Supplemental Indenture, dated as of October 1, 2006, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2006C-1 (Burke) Note, Series 2006C-2 (Burke) Note and Series 2006B (Monroe) Note.
*4.7.2	–	Security Agreement, dated as of March 1, 1997, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee. (Filed as Exhibit 4.8.2 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
4.8.1(1)	–	Loan Agreement, dated as of October 1, 1992, between Development Authority of Monroe County and Oglethorpe relating to Development Authority of Monroe County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Scherer Project), Series 1992A.
4.8.2(1)	–	Note, dated October 1, 1992, from Oglethorpe to Trust Company Bank, as trustee acting pursuant to a Trust Indenture, dated as of October 1, 1992, between Development Authority of Monroe County and Trust Company Bank relating to Development Authority of Monroe County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Scherer Project), Series 1992A.
4.8.3(1)	–	Trust Indenture, dated as of October 1, 1992, between Development Authority of Monroe County and Trust Company Bank, Trustee, relating to Development Authority of Monroe County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Scherer Project), Series 1992A.
4.9.1(1)	–	Loan Agreement, dated as of December 1, 1992, between Development Authority of Burke County and Oglethorpe relating to Development Authority of Burke County Adjustable Tender Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 1993A, and one other substantially identical (Swap Bonds) loan agreement.
4.9.2(1)	–	Note, dated December 1, 1992, from Oglethorpe to Trust Company Bank, as trustee acting pursuant to a Trust Indenture, dated as of December 1, 1992, between Development Authority of Burke County and Trust Company Bank, relating to Development Authority of Burke County Adjustable Tender Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 1993A, and one other substantially identical note.

4.9.3(1)	–	Trust Indenture, dated as of December 1, 1992, from Development Authority of Burke County to Trust Company Bank, as trustee, relating to Development Authority of Burke County Adjustable Tender Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 1993A, and one other substantially identical trust indenture.
4.9.4(1)	–	Interest Rate Swap Agreement, dated as of December 1, 1992, by and between Oglethorpe and AIG Financial Products Corp. relating to Development Authority of Burke County Adjustable Tender Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 1993A, and one other substantially identical agreement.
4.9.5(1)	–	Liquidity Guaranty Agreement, dated as of December 1, 1992, by and between Oglethorpe and AIG Financial Products Corp. relating to Development Authority of Burke County Adjustable Tender Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 1993A, and one other substantially identical agreement.
4.9.6(1)	–	Standby Bond Purchase Agreement, dated as of December 1, 1998, between Oglethorpe and Bayerische Landesbank Girozentrale, and amended by the First Amendment to Standby Bond Purchase Agreement, dated as of November 1, 2002, relating to Development Authority of Burke County Adjustable Tender Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 1993A, and one other substantially identical agreement.
4.10.1(1)	–	Loan Agreement, dated as of October 1, 2002, between Development Authority of Burke County and Oglethorpe relating to Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 2002A, and eight other substantially identical (Auction Rate Bonds) loan agreements.
4.10.2(1)	–	Note, dated October 23, 2002, from Oglethorpe to SunTrust Bank, as trustee pursuant to a Trust Indenture, dated as of October 1, 2002, between Development Authority of Burke County and SunTrust Bank relating to Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 2002A, and eight other substantially identical notes.
4.10.3(1)	–	Trust Indenture, dated as of October 1, 2002, between Development Authority of Burke County and SunTrust Bank, as trustee, relating to Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 2002A, and eight other substantially identical indentures.
4.11.1(1)	–	Lease Agreement, dated as of August 1, 2003, between Development Authority of Heard County and Oglethorpe relating to Development Authority of Heard County Taxable Industrial Development Revenue Bonds (Oglethorpe Power Corporation Project), Series 2003, and four other substantially identical (Industrial Development Revenue Bonds) lease agreements.
4.11.2(1)	–	Guaranty Agreement, dated as of August 1, 2003, between Oglethorpe and SunTrust Bank, as trustee pursuant to an Indenture of Trust, dated as of August 1, 2003, between Development Authority of Heard County and SunTrust Bank relating to Development Authority of Heard County Taxable Industrial Development Revenue Bonds (Oglethorpe Power Corporation Project), Series 2003, and four other substantially identical guaranties.
4.11.3(1)	–	Indenture of Trust, dated as of August 1, 2003, between Development Authority of Heard County and SunTrust Bank, as trustee, relating to Development Authority of Heard County Taxable Industrial Development Revenue Bonds (Oglethorpe Power Corporation Project), Series 2003, and four other substantially identical indentures.
4.12.1(1)	–	Loan Agreement, dated as of March 1, 1998, between Development Authority of Burke County and Oglethorpe relating to Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 1998A, and twelve other substantially identical (Adustable Rate Bonds) loan agreements.

4.12.2(1)	–	Note, dated March 17, 1998, from Oglethorpe to SunTrust Bank, Atlanta, as trustee pursuant to a Trust Indenture, dated as of March 1, 1998, between Development Authority of Burke County and SunTrust Bank, Atlanta relating to Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 1998A, and twelve other substantially identical notes.
4.12.3(1)	–	Trust Indenture, dated as of March 1, 1998, between Development Authority of Burke County and SunTrust Bank, Atlanta, as trustee, relating to Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 1998A, and twelve other substantially identical indentures.
4.12.4(1)	–	Standby Bond Purchase Agreement, dated March 17, 1998, between Oglethorpe and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland", acting through its New York Branch, as amended on May 16, 2000 and July 22, 2002, relating to Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 1998A, and twelve other substantially identical standby liquidity agreements.
*4.13.1	–	Indemnity Agreement, dated as of March 1, 1997, by and between Oglethorpe and Georgia Transmission Corporation (An Electric Membership Corporation). (Filed as Exhibit 4.13.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*4.13.2	–	Indemnification Agreement, dated as of March 11, 1997, by Oglethorpe and Georgia Transmission Corporation (An Electric Membership Corporation) for the benefit of the United States of America. (Filed as Exhibit 4.13.2 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
4.14.1(1)	–	Master Loan Agreement, dated as of March 1, 1997, between Oglethorpe and CoBank, ACB, MLA No. 0459.
4.14.2(1)	–	Consolidating Supplement, dated as of March 1, 1997, between Oglethorpe and CoBank, ACB, relating to Loan No. ML0459T1.
4.14.3(1)	–	Promissory Note, dated March 1, 1997, in the original principal amount of $7,102,740.26, from Oglethorpe to CoBank, ACB, relating to Loan No. ML0459T1.
4.14.4(1)	–	Consolidating Supplement, dated as of March 1, 1997, between Oglethorpe and CoBank, ACB, relating to Loan No. ML0459T2.
4.14.5(1)	–	Promissory Note, dated March 1, 1997, in the original principal amount of $1,856,475.12, made by Oglethorpe to CoBank, ACB, relating to Loan No. ML0459T2.
*10.1.1(a)	–	Participation Agreement No. 2 among Oglethorpe as Lessee, Wilmington Trust Company as Owner Trustee, The First National Bank of Atlanta as Indenture Trustee, Columbia Bank for Cooperatives as Loan Participant and Ford Motor Credit Company as Owner Participant, dated December 30, 1985, together with a Schedule identifying three other substantially identical Participation Agreements. (Filed as Exhibit 10.1.1(b) to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.1.1(b)	–	Supplemental Participation Agreement No. 2. (Filed as Exhibit 10.1.1(a) to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.1.1(c)	–	Supplemental Participation Agreement No. 1, dated as of June 30, 1987, among Oglethorpe as Lessee, IBM Credit Financing Corporation as Owner Participant, Wilmington Trust Company and The Citizens and Southern National Bank as Owner Trustee, The First National Bank of Atlanta, as Indenture Trustee, and Columbia Bank for Cooperatives, as Loan Participant. (Filed as Exhibit 10.1.1(c) to the Registrant's Form 10-K for the fiscal year ended December 31, 1987, File No. 33-7591.)

*10.1.1(d)	–	Second Supplemental Participation Agreement No. 2, dated as of December 17, 1997, among Oglethorpe as Lessee, DFO Partnership, as assignee of Ford Motor Credit Company, as Owner Participant, Wilmington Trust Company and NationsBank, N.A. as Owner Trustee, The Bank of New York Trust Company of Florida, N.A. as Indenture Trustee, CoBank, ACB as Loan Participant, OPC Scherer Funding Corporation, as Original Funding Corporation, OPC Scherer 1997 Funding Corporation A, as Funding Corporation, and SunTrust Bank, Atlanta, as Original Collateral Trust Trustee and Collateral Trust Trustee, with a Schedule identifying three substantially identical Second Supplemental Participation Agreements and any material differences. (Filed as Exhibit 10.1.1(d) to Registrant's Form S-4 Registration Statement, File No. 333-4275.)
*10.1.2	–	General Warranty Deed and Bill of Sale No. 2 between Oglethorpe, Grantor, and Wilmington Trust Company and William J. Wade, as Owner Trustees under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, Grantee, together with a Schedule identifying three substantially identical General Warranty Deeds and Bills of Sale. (Filed as Exhibit 10.1.2 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.1.3(a)	–	Supporting Assets Lease No. 2, dated December 30, 1985, between Oglethorpe, Lessor, and Wilmington Trust Company and William J. Wade, as Owner Trustees, under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, Lessee, together with a Schedule identifying three substantially identical Supporting Assets Leases. (Filed as Exhibit 10.1.3 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.1.3(b)	–	First Amendment to Supporting Assets Lease No. 2, dated as of November 19, 1987, together with a Schedule identifying three substantially identical First Amendments to Supporting Assets Leases. (Filed as Exhibit 10.1.3(a) to the Registrant's Form 10-K for the fiscal year ended December 31, 1987, File No. 33-7591.)
*10.1.3(c)	–	Second Amendment to Supporting Assets Lease No. 2, dated as of October 3, 1989, together with a Schedule identifying three substantially identical Second Amendments to Supporting Assets Leases. (Filed as Exhibit 10.1.3(c) to the Registrant's Form 10-Q for the quarterly period ended March 31, 1998, File No. 33-7591.)
*10.1.4(a)	–	Supporting Assets Sublease No. 2, dated December 30, 1985, between Wilmington Trust Company and William J. Wade, as Owner Trustees under Trust Agreement No. 2 dated December 30, 1985, with Ford Motor Credit Company, Sublessor, and Oglethorpe, Sublessee, together with a Schedule identifying three substantially identical Supporting Assets Subleases. (Filed as Exhibit 10.1.4 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.1.4(b)	–	First Amendment to Supporting Assets Sublease No. 2, dated as of November 19, 1987, together with a Schedule identifying three substantially identical First Amendments to Supporting Assets Subleases. (Filed as Exhibit 10.1.4(a) to the Registrant's Form 10-K for the fiscal year ended December 31, 1987, File No. 33-7591.)
*10.1.4(c)	–	Second Amendment to Supporting Assets Sublease No. 2, dated as of October 3, 1989, together with a Schedule identifying three substantially identical Second Amendments to Supporting Assets Subleases. (Filed as Exhibit 10.1.4(c) to the Registrant's Form 10-Q for the quarterly period ended March 31, 1998, File No. 33-7591.)
*10.1.5(a)	–	Tax Indemnification Agreement No. 2, dated December 30, 1985, between Ford Motor Credit Company, Owner Participant, and Oglethorpe, Lessee, together with a Schedule identifying three substantially identical Tax Indemnification Agreements. (Filed as Exhibit 10.1.5 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)

*10.1.5(b)	–	Amendment No. 1 to the Tax Indemnification Agreement No. 2, dated December 17, 1997, between DFO Partnership, as assignee of Ford Motor Credit Company, as Owner Participant, and Oglethorpe, as Lessee, with a Schedule identifying three substantially identical Amendments No. 1 to the Tax Indemnification Agreements and any material differences. (Filed as Exhibit 10.1.5(b) to the Registrant's Form S-4 Registration Statement, File No. 333-42759.)
*10.1.6	–	Assignment of Interest in Ownership Agreement and Operating Agreement No. 2, dated December 30, 1985, between Oglethorpe, Assignor, and Wilmington Trust Company and William J. Wade, as Owner Trustees under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, Assignee, together with Schedule identifying three substantially identical Assignments of Interest in Ownership Agreement and Operating Agreement. (Filed as Exhibit 10.1.6 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.1.7(a)	–	Consent, Amendment and Assumption No. 2 dated December 30, 1985, among Georgia Power Company and Oglethorpe and Municipal Electric Authority of Georgia and City of Dalton, Georgia and Gulf Power Company and Wilmington Trust Company and William J. Wade, as Owner Trustees under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, together with a Schedule identifying three substantially identical Consents, Amendments and Assumptions. (Filed as Exhibit 10.1.9 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.1.7(b)	–	Amendment to Consent, Amendment and Assumption No. 2, dated as of August 16, 1993, among Oglethorpe, Georgia Power Company, Municipal Electric Authority of Georgia, City of Dalton, Georgia, Gulf Power Company, Jacksonville Electric Authority, Florida Power & Light Company and Wilmington Trust Company and NationsBank of Georgia, N.A., as Owner Trustees under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, together with a Schedule identifying three substantially identical Amendments to Consents, Amendments and Assumptions. (Filed as Exhibit 10.1.9(a) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1993, File No. 33-7591.)
*10.2.1	–	Section 168 Agreement and Election dated as of April 7, 1982, between Continental Telephone Corporation and Oglethorpe. (Filed as Exhibit 10.2 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.2.2	–	Section 168 Agreement and Election dated as of April 9, 1982, between Rollins, Inc. and Oglethorpe. (Filed as Exhibit 10.4 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.3.1(a)	–	Plant Robert W. Scherer Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of May 15, 1980. (Filed as Exhibit 10.6.1 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.3.1(b)	–	Amendment to Plant Robert W. Scherer Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of December 30, 1985. (Filed as Exhibit 10.1.8 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.3.1(c)	–	Amendment Number Two to the Plant Robert W. Scherer Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of July 1, 1986. (Filed as Exhibit 10.6.1(a) to the Registrant's Form 10-K for the fiscal year ended December 31, 1987, File No. 33-7591.)

*10.3.1(d)	–	Amendment Number Three to the Plant Robert W. Scherer Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of August 1, 1988. (Filed as Exhibit 10.6.1(b) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1993, File No. 33-7591.)
*10.3.1(e)	–	Amendment Number Four to the Plant Robert W. Scherer Units Number One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of December 31, 1990. (Filed as Exhibit 10.6.1(c) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1993, File No. 33-7591.)
*10.3.2(a)	–	Plant Robert W. Scherer Units Numbers One and Two Operating Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of May 15, 1980. (Filed as Exhibit 10.6.2 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.3.2(b)	–	Amendment to Plant Robert W. Scherer Units Numbers One and Two Operating Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of December 30, 1985. (Filed as Exhibit 10.1.7 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.3.2(c)	–	Amendment Number Two to the Plant Robert W. Scherer Units Numbers One and Two Operating Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of December 31, 1990. (Filed as Exhibit 10.6.2(a) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1993, File No. 33-7591.)
*10.3.3	–	Plant Scherer Managing Board Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia, City of Dalton, Georgia, Gulf Power Company, Florida Power & Light Company and Jacksonville Electric Authority, dated as of December 31, 1990. (Filed as Exhibit 10.6.3 to the Registrant's Form 10-Q for the quarterly period ended September 30, 1993, File No. 33-7591.)
*10.4.1(a)	–	Alvin W. Vogtle Nuclear Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of August 27, 1976. (Filed as Exhibit 10.7.1 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.4.1(b)	–	Amendment Number One, dated January 18, 1977, to the Alvin W. Vogtle Nuclear Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia. (Filed as Exhibit 10.7.3 to the Registrant's Form 10-K for the fiscal year ended December 31, 1986, File No. 33-7591.)
*10.4.1(c)	–	Amendment Number Two, dated February 24, 1977, to the Alvin W. Vogtle Nuclear Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia. (Filed as Exhibit 10.7.4 to the Registrant's Form 10-K for the fiscal year ended December 31, 1986, File No. 33-7591.)
*10.4.2	–	Plant Alvin W. Vogtle Additional Units Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of April 21, 2006. (Filed as Exhibit 10.4.4 to the Registrant's Form 8-K, filed April 27, 2006, File No. 33-7591.)
*10.4.3	–	Plant Alvin W. Vogtle Nuclear Units Amended and Restated Operating Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of April 21, 2006. (Filed as Exhibit 10.4.3 to the Registrant's Form 8-K, filed April 27, 2006, File No. 33-7591.)

*10.5.1	–	Plant Hal Wansley Purchase and Ownership Participation Agreement between Georgia Power Company and Oglethorpe, dated as of March 26, 1976. (Filed as Exhibit 10.8.1 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.5.2(a)	–	Plant Hal Wansley Operating Agreement between Georgia Power Company and Oglethorpe, dated as of March 26, 1976. (Filed as Exhibit 10.8.2 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.5.2(b)	–	Amendment, dated as of January 15, 1995, to the Plant Hal Wansley Operating Agreements by and among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia. (Filed as Exhibit 10.5.2(a) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1996, File No. 33-7591.)
*10.5.3	–	Plant Hal Wansley Combustion Turbine Agreement between Georgia Power Company and Oglethorpe, dated as of August 2, 1982 and Amendment No. 1, dated October 20, 1982. (Filed as Exhibit 10.18 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.6.1	–	Edwin I. Hatch Nuclear Plant Purchase and Ownership Participation Agreement between Georgia Power Company and Oglethorpe, dated as of January 6, 1975. (Filed as Exhibit 10.9.1 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.6.2	–	Edwin I. Hatch Nuclear Plant Operating Agreement between Georgia Power Company and Oglethorpe, dated as of January 6, 1975. (Filed as Exhibit 10.9.2 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.7.1	–	Rocky Mountain Pumped Storage Hydroelectric Project Ownership Participation Agreement, dated as of November 18, 1988, by and between Oglethorpe and Georgia Power Company. (Filed as Exhibit 10.22.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1988, File No. 33-7591.)
*10.7.2	–	Rocky Mountain Pumped Storage Hydroelectric Project Operating Agreement, dated as of November 18, 1988, by and between Oglethorpe and Georgia Power Company. (Filed as Exhibit 10.22.2 to the Registrant's Form 10-K for the fiscal year ended December 31, 1988, File No. 33-7591.)
*10.8.1	–	Amended and Restated Wholesale Power Contract, dated as of January 1, 2003, between Oglethorpe and Altamaha Electric Membership Corporation, together with a schedule identifying 38 other substantially identical Amended and Restated Wholesale Power Contracts. (Filed as Exhibit 10.31.1 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2003, File No. 33-7591.)
*10.8.2	–	First Amendment to Amended and Restated Wholesale Power Contract, dated as of June 1, 2005, between Oglethorpe and Altamaha Electric Membership Corporation, together with a schedule identifying 37 other substantially identical First Amendments. (Filed as Exhibit 10.8.2 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2005, File No. 33-7591.)
*10.8.3	–	Amended and Restated Supplemental Agreement, dated as of January 1, 2003, by and among Oglethorpe, Altamaha Electric Membership Corporation and the United States of America, together with a schedule identifying 38 other substantially identical Amended and Restated Supplemental Agreements. (Filed as Exhibit 10.31.2 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2003, File No. 33-7591.)
*10.8.4	–	Supplemental Agreement to the Amended and Restated Wholesale Power Contract, dated as of January 1, 1997, by and among Georgia Power Company, Oglethorpe and Altamaha Electric Membership Corporation, together with a Schedule identifying 38 other substantially identical Supplemental Agreements. (Filed as Exhibit 10.8.3 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

*10.8.5	–	Supplemental Agreement to the Amended and Restated Wholesale Power Contract, dated as of March 1, 1997, by and between Oglethorpe and Altamaha Electric Membership Corporation, together with a Schedule identifying 36 other substantially identical Supplemental Agreements, and an additional Supplemental Agreement that is not substantially identical. (Filed as Exhibit 10.8.4 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.8.6	–	Supplemental Agreement to the Amended and Restated Wholesale Power Contract, dated as of March 1, 1997, by and between Oglethorpe and Coweta-Fayette Electric Membership Corporation, together with a Schedule identifying 1 other substantially identical Supplemental Agreement. (Filed as Exhibit 10.8.5 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.8.7	–	Supplemental Agreement to the Amended and Restated Wholesale Power Contract, dated as of May 1, 1997 by and between Oglethorpe and Altamaha Electric Membership Corporation, together with a Schedule identifying 38 other substantially identical Supplemental Agreements. (Filed as Exhibit 10.8.6 to the Registrant's Form 10-Q for the quarterly period ended June 30, 1997, File No. 33-7591.)
*10.9(a)	–	Joint Committee Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and the City of Dalton, Georgia, dated as of August 27, 1976. (Filed as Exhibit 10.14(b) to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.9(b)	–	First Amendment to Joint Committee Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and the City of Dalton, Georgia, dated as of June 19, 1978. (Filed as Exhibit 10.14(a) to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.10	–	Letter of Commitment (Firm Power Sale) Under Service Schedule J–Negotiated Interchange Service between Alabama Electric Cooperative, Inc. and Oglethorpe, dated March 31, 1994. (Filed as Exhibit 10.11(b) to the Registrant's Form 10-Q for the quarter ended June 30, 1994, File No. 33-7591.)
*10.11.1	–	Assignment of Power System Agreement and Settlement Agreement, dated January 8, 1975, by Georgia Electric Membership Corporation to Oglethorpe. (Filed as Exhibit 10.20.1 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.11.2	–	Power System Agreement, dated April 24, 1974, by and between Georgia Electric Membership Corporation and Georgia Power Company. (Filed as Exhibit 10.20.2 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.11.3	–	Settlement Agreement, dated April 24, 1974, by and between Georgia Power Company, Georgia Municipal Association, Inc., City of Dalton, Georgia Electric Membership Corporation and Crisp County Power Commission. (Filed as Exhibit 10.20.3 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.12	–	ITSA, Power Sale and Coordination Umbrella Agreement between Oglethorpe and Georgia Power Company, dated as of November 12, 1990. (Filed as Exhibit 10.28 to the Registrant's Form 8-K, filed January 4, 1991, File No. 33-7591.)
*10.13	–	Second Amended and Restated Nuclear Managing Board Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia dated as of April 21, 2006. (Filed as Exhibit 10.13(b) to the Registrant's Form 8-K, filed April 27, 2006, File No. 33-7591.)
*10.14	–	Supplemental Agreement by and among Oglethorpe, Tri-County Electric Membership Corporation and Georgia Power Company, dated as of November 12, 1990, together with a Schedule identifying 38 other substantially identical Supplemental Agreements. (Filed as Exhibit 10.30 to the Registrant's Form 8-K, filed January 4, 1991, File No. 33-7591.)

*10.15	–	Power Purchase Agreement between Oglethorpe and Hartwell Energy Limited Partnership, dated as of June 12, 1992. (Filed as Exhibit 10.35 to the Registrant's Form 10-K for the fiscal year ended December 31, 1992, File No. 33-7591).
*10.16.1	–	Participation Agreement (P1), dated as of December 30, 1996, among Oglethorpe, Rocky Mountain Leasing Corporation, Fleet National Bank, as Owner Trustee, SunTrust Bank, Atlanta, as Co-Trustee, the Owner Participant named therein and Utrecht-America Finance Co., as Lender, together with a Schedule identifying five other substantially identical Participation Agreements. (Filed as Exhibit 10.32.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.16.2	–	Rocky Mountain Head Lease Agreement (P1), dated as of December 30, 1996, between Oglethorpe and SunTrust Bank, Atlanta, as Co-Trustee, together with a Schedule identifying five other substantially identical Rocky Mountain Head Lease Agreements. (Filed as Exhibit 10.32.2 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.16.3	–	Ground Lease Agreement (P1), dated as of December 30, 1996, between Oglethorpe and SunTrust Bank, Atlanta, as Co-Trustee, together with a Schedule identifying five other substantially identical Ground Lease Agreements. (Filed as Exhibit 10.32.3 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.16.4	–	Rocky Mountain Agreements Assignment and Assumption Agreement (P1), dated as of December 30, 1996, between Oglethorpe and SunTrust Bank, Atlanta, as Co-Trustee, together with a Schedule identifying five other substantially identical Rocky Mountain Agreements Assignment and Assumption Agreements. (Filed as Exhibit 10.32.4 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.16.5	–	Facility Lease Agreement (P1), dated as of December 30, 1996, between SunTrust Bank, Atlanta, as Co-Trustee and Rocky Mountain Leasing Corporation, together with a Schedule identifying five other substantially identical Facility Lease Agreements. (Filed as Exhibit 10.32.5 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.16.6	–	Ground Sublease Agreement (P1), dated as of December 30, 1996, between SunTrust Bank, Atlanta, as Co-Trustee and Rocky Mountain Leasing Corporation, together with a Schedule identifying five other substantially identical Ground Sublease Agreements. (Filed as Exhibit 10.32.6 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.16.7	–	Rocky Mountain Agreements Re-assignment and Assumption Agreement (P1), dated as of December 30, 1996, between SunTrust Bank, Atlanta, as Co-Trustee and Rocky Mountain Leasing Corporation, together with a Schedule identifying five other substantially identical Rocky Mountain Agreements Re-assignment and Assumption Agreements. (Filed as Exhibit 10.32.7 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.16.8	–	Facility Sublease Agreement (P1), dated as of December 30, 1996, between Oglethorpe and Rocky Mountain Leasing Corporation, together with a Schedule identifying five other substantially identical Facility Sublease Agreements. (Filed as Exhibit 10.32.8 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.16.9	–	Ground Sub-sublease Agreement (P1), dated as of December 30, 1996, between Rocky Mountain Leasing Corporation and Oglethorpe, together with a Schedule identifying five other substantially identical Ground Sub-sublease Agreements. (Filed as Exhibit 10.32.9 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

*10.16.10	–	Rocky Mountain Agreements Second Re-assignment and Assumption Agreement (P1), dated as of December 30, 1996, between Rocky Mountain Leasing Corporation and Oglethorpe, together with a Schedule identifying five other substantially identical Rocky Mountain Agreements Second Re-assignment and Assumption Agreements. (Filed as Exhibit 10.32.10 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.16.11	–	Payment Undertaking Agreement (P1), dated as of December 30, 1996, between Rocky Mountain Leasing Corporation and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., New York Branch, as the Bank, together with a Schedule identifying five other substantially identical Payment Undertaking Agreements. (Filed as Exhibit 10.32.11 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.16.12	–	Payment Undertaking Pledge Agreement (P1), dated as of December 30, 1996, between Rocky Mountain Leasing Corporation, Fleet National Bank, as Owner Trustee, and SunTrust Bank, Atlanta, as Co-Trustee, together with a Schedule identifying five other substantially identical Payment Undertaking Pledge Agreements. (Filed as Exhibit 10.32.12 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.16.13	–	Equity Funding Agreement (P1), dated as of December 30, 1996, between Rocky Mountain Leasing Corporation, AIG Match Funding Corp., the Owner Participant named therein, Fleet National Bank, as Owner Trustee, and SunTrust Bank, Atlanta, as Co-Trustee, together with a Schedule identifying five other substantially identical Equity Funding Agreements. (Filed as Exhibit 10.32.13 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.16.14	–	Equity Funding Pledge Agreement (P1), dated as of December 30, 1996, between Rocky Mountain Leasing Corporation and SunTrust Bank, Atlanta, as Co-Trustee, together with a Schedule identifying five other substantially identical Equity Funding Pledge Agreements. (Filed as Exhibit 10.32.14 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.16.15	–	Deed to Secure Debt, Assignment of Surety Bond and Security Agreement (P1), dated as of December 30, 1996, between Rocky Mountain Leasing Corporation, SunTrust Bank, Atlanta, as Co-Trustee, together with a Schedule identifying five other substantially identical Collateral Assignment, Assignment of Surety Bond and Security Agreements. (Filed as Exhibit 10.32.15 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.16.16	–	Subordinated Deed to Secure Debt and Security Agreement (P1), dated as of December 30, 1996, among Oglethorpe, AMBAC Indemnity Corporation and SunTrust Bank, Atlanta, as Co-Trustee, together with a Schedule identifying five other substantially identical Subordinated Deed to Secure Debt and Security Agreements. (Filed as Exhibit 10.32.16 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.16.17	–	Tax Indemnification Agreement (P1), dated as of December 30, 1996, between Oglethorpe and the Owner Participant named therein, together with a Schedule identifying five other substantially identical Tax Indemnification Agreements. (Filed as Exhibit 10.32.17 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.16.18	–	Consent No. 1, dated as of December 30, 1996, among Georgia Power Company, Oglethorpe, SunTrust Bank, Atlanta, as Co-Trustee, and Fleet National Bank, as Owner Trustee, together with a Schedule identifying five other substantially identical Consents. (Filed as Exhibit 10.32.18 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

*10.16.19(a)	–	OPC Intercreditor and Security Agreement No. 1, dated as of December 30, 1996, among the United States of America, acting through the Administrator of the Rural Utilities Service, SunTrust Bank, Atlanta, Oglethorpe, Rocky Mountain Leasing Corporation, SunTrust Bank, Atlanta, as Co-Trustee, Fleet National Bank, as Owner Trustee, Utrecht-America Finance Co., as Lender and AMBAC Indemnity Corporation, together with a Schedule identifying five other substantially identical Intercreditor and Security Agreements. (Filed as Exhibit 10.32.19 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.16.19(b)	–	Supplement to OPC Intercreditor and Security Agreement No. 1, dated as of March 1, 1997, among the United States of America, acting through the Administrator of the Rural Utilities Service, SunTrust Bank, Atlanta, Oglethorpe, Rocky Mountain Leasing Corporation, SunTrust Bank, Atlanta, as Co-Trustee, Fleet National Bank, as Owner Trustee, Utrecht-America Finance Co., as Lender and AMBAC Indemnity Corporation, together with a Schedule identifying five other substantially identical Supplements to OPC Intercreditor and Security Agreements. (Filed as Exhibit 10.32.19(b) to the Registrant's Form S-4 Registration Statement, File No. 333-42759.)
*10.17.1(a)	–	Member Transmission Service Agreement, dated as of March 1, 1997, by and between Oglethorpe and Georgia Transmission Corporation (An Electric Membership Corporation). (Filed as Exhibit 10.33.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.17.1(b)	–	Agreement to Extend the Term of the Member Transmission Service Agreement, dated as of August 2, 2006, by and between Oglethorpe and Georgia Transmission Corporation (An Electric Membership Corporation). (Filed as Exhibit 10.17.1(b) to the Registrant's Form 10-Q for the quarterly period ended June 30, 2006, File No. 33-7591.)
*10.17.2	–	Generation Services Agreement, dated as of March 1, 1997, by and between Oglethorpe and Georgia System Operations Corporation. (Filed as Exhibit 10.33.2 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.17.3	–	Operation Services Agreement, dated as of March 1, 1997, by and between Oglethorpe and Georgia System Operations Corporation. (Filed as Exhibit 10.33.3 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.18	–	Long Term Transaction Service Agreement Under Southern Companies' Federal Energy Regulatory Commission Electric Tariff Volume No. 4 Market-Based Rate Tariff, between Georgia Power Company and Oglethorpe, dated as of February 26, 1999. (Filed as Exhibit 10.27 to the Registrant's Form 10-Q for the quarterly period ended March 31, 1999, File No. 33-7591.)
10.19(3)	–	Employment Agreement, dated as of January 1, 2007, between Oglethorpe and Thomas A. Smith.
10.20(3)	–	Employment Agreement, dated January 1, 2007, between Oglethorpe and Michael W. Price.
10.21(3)	–	Employment Agreement, dated as of January 1, 2007, between Oglethorpe and Elizabeth Bush Higgins.
10.22(3)	–	Employment Agreement, dated as of January 1, 2007, between Oglethorpe and Jami G. Reusch.
10.23(3)	–	Employment Agreement, dated as of January 1, 2007, between Oglethorpe and William F. Ussery.
10.24(3)	–	Employment Agreement, dated as of January 1, 2007, between Oglethorpe and William Clay Robbins.
*10.25	–	Oglethorpe Power Corporation Executive Supplemental Retirement Plan, dated March 15, 2002. (Filed as Exhibit 10.29 to the Registrant's Form 10-Q for the quarterly period ended March 31, 2002, File No. 33-7591.)

*10.26	–	Participation Agreement for the Oglethorpe Power Corporation Executive Supplemental Retirement Plan, dated as of March 15, 2002, between Oglethorpe and Thomas A. Smith. (Filed as Exhibit 10.30 to the Registrant's Form 10-Q for the quarterly period ended March 31, 2002, File No. 33-7591.)
*10.27	–	Withdrawal Agreement, dated as of October 1, 2004, among Flint Electric Membership Corporation, Cobb Electric Membership Corporation and Oglethorpe. (Filed as Exhibit 10.31 to the Registrant's Form 8-K, filed October 7, 2004, File No. 33-7591.)
*14.1	–	Code of Ethics, dated November 11, 2003. (Filed as Exhibit 14.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 2003, File No. 33-7591.)
21.1	–	Rocky Mountain Leasing Corporation, a Delaware corporation.
31.1	–	Rule 13a-14(a)/15d-14(a) Certification, by Thomas A. Smith (Principal Executive Officer).
31.2	–	Rule 13a-14(a)/15d-14(a) Certification, by Elizabeth B. Higgins (Principal Financial Officer).
32.1	–	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Thomas A. Smith (Principal Executive Officer).
32.2	–	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Elizabeth B. Higgins (Principal Financial Officer).
*99.1	–	Member Financial and Statistical Information (filed as Exhibit 99.1 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2006, File No. 33-7591.)

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 2007.

OGLETHORPE POWER CORPORATION (AN ELECTRIC MEMBERSHIP CORPORATION)
By:	/s/ THOMAS A. SMITH THOMAS A. SMITH President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS A. SMITH THOMAS A. SMITH	President and Chief Executive Officer (Principal Executive Officer)	March 27, 2007
/s/ ELIZABETH B. HIGGINS ELIZABETH B. HIGGINS	Chief Financial Officer (Principal Financial Officer)	March 27, 2007
/s/ MARK CHESLA MARK CHESLA	Vice President,Controller (Chief Accounting Officer)	March 27, 2007
/s/ C. HILL BENTLEY C. HILL BENTLEY	Director	March 27, 2007
/s/ LARRY N. CHADWICK LARRY N. CHADWICK	Director	March 27, 2007
/s/ BENNY W. DENHAM BENNY W. DENHAM	Director	March 27, 2007
/s/ WM. RONALD DUFFEY WM. RONALD DUFFEY	Director	March 27, 2007
/s/ M. ANTHONY HAM M. ANTHONY HAM	Director	March 27, 2007

/s/ GARY A. MILLER GARY A. MILLER	Director	March 27, 2007
/s/ MARSHALL MILLWOOD MARSHALL MILLWOOD	Director	March 27, 2007
/s/ JEFFREY W. MURPHY JEFFREY W. MURPHY	Director	March 27, 2007
/s/ J. SAM L. RABUN J. SAM L. RABUN	Director	March 27, 2007
/s/ JOHN S. RANSON JOHN S. RANSON	Director	March 27, 2007
/s/ ROBERT E. RENTFROW ROBERT E. RENTFROW	Director	March 27, 2007
/s/ H. B. WILEY, JR. H. B. WILEY, JR.	Director	March 27, 2007
/s/ GARY W. WYATT GARY W. WYATT	Director	March 27, 2007

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

(This page intentionally left blank)

QuickLinks

OGLETHORPE POWER CORPORATION 2006 FORM 10-K ANNUAL REPORT Table of Contents
SELECTED DEFINITIONS
PART I
OGLETHORPE POWER CORPORATION
OGLETHORPE'S POWER SUPPLY RESOURCES
THE MEMBERS AND THEIR POWER SUPPLY RESOURCES
ENVIRONMENTAL AND OTHER REGULATION
PART II
Index To Financial Statements
STATEMENTS OF REVENUES AND EXPENSES For the years ended December 31, 2006, 2005 and 2004
BALANCE SHEETS December 31, 2006 and 2005
STATEMENTS OF CAPITALIZATION December 31, 2006 and 2005
STATEMENTS OF CASH FLOWS For the years ended December 31, 2006, 2005 and 2004
STATEMENTS OF PATRONAGE CAPITAL AND MEMBERSHIP FEES AND ACCUMULATED OTHER COMPREHENSIVE MARGIN For the years ended December 31, 2006, 2005 and 2004
NOTES TO FINANCIAL STATEMENTS For the years ended December 31, 2006, 2005 and 2004
PART III
PART IV
SIGNATURES