Form 10-Q
period 2007-03-31
OGLETHORPE POWER CORP
filed 2007-05-14
CIK 788816

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 33-7591

(An Electric Membership Corporation)
(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-1211925 (I.R.S. employer identification no.)
2100 East Exchange Place Tucker, Georgia (Address of principal executive offices)	30084 (Zip Code)
Registrant's telephone number, including area code	(770) 270-7600

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

OGLETHORPE POWER CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2007

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

Oglethorpe Power Corporation
Condensed Balance Sheets
March 31, 2007 and December 31, 2006

	(dollars in thousands)
	2007	2006
	(Unaudited)
Assets
Electric plant:
In service	$5,774,981	$5,769,129
Less: Accumulated provision for depreciation	(2,525,168)	(2,495,049)

	3,249,813	3,274,080
Nuclear fuel, at amortized cost	120,594	119,076
Construction work in progress	85,895	68,145

	3,456,302	3,461,301

Investments and funds:
Decommissioning fund, at market	239,278	233,309
Deposit on Rocky Mountain transactions, at cost	96,371	94,772
Bond, reserve and construction funds, at market	5,519	6,397
Investment in associated companies, at cost	44,499	43,331
Long-term investments, at market	107,661	118,281
Other, at cost	1,478	1,478

	494,806	497,568

Current assets:
Cash and cash equivalents, at cost	369,610	423,757
Restricted cash and cash equivalents, at cost	—	18,312
Receivables	104,022	91,360
Inventories, at average cost	146,949	135,996
Prepayments and other current assets	2,984	4,234

	623,565	673,659

Deferred charges:
Premium and loss on reacquired debt, being amortized	108,557	112,147
Deferred amortization of capital leases	94,418	95,450
Deferred debt expense, being amortized	29,573	30,072
Deferred outage costs, being amortized	36,984	25,782
Deferred tax assets	96,000	—
Other	6,284	5,766

	371,816	269,217

	$4,946,489	$4,901,745

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Balance Sheets
March 31, 2007 and December 31, 2006

	(dollars in thousands)
	2007	2006
	(Unaudited)
Equity and Liabilities
Capitalization:
Patronage capital and membership fees	$506,964	$497,509
Accumulated other comprehensive loss	(28,902)	(28,988)

	478,062	468,521
Long-term debt	3,166,200	3,197,478
Obligation under capital leases	278,141	283,816
Obligation under Rocky Mountain transactions	96,371	94,772

	4,018,774	4,044,587

Current liabilities:
Long-term debt and capital leases due within one year	236,007	234,621
Accounts payable	25,848	31,662
Accrued interest	42,773	54,489
Accrued and withheld taxes	31,050	41,755
Other current liabilities	4,426	9,167

	340,104	371,694

Deferred credits and other liabilities:
Gain on sale of plant, being amortized	37,867	38,485
Net benefit of Rocky Mountain transactions, being amortized	62,910	63,707
Asset retirement obligations	253,617	249,575
Accumulated retirement costs for other obligations	54,948	56,220
Deferred asset retirement obligations	14,031	11,085
Interest rate swap arrangements	28,617	29,417
Long-term contingent tax liability	96,000	—
Other	39,621	36,975

	587,611	485,464

	$4,946,489	$4,901,745

Oglethorpe Power Corporation
Condensed Statements of Revenues and Expenses (Unaudited)
For the Three Months Ended March 31, 2007 and 2006

	(dollars in thousands)
	Three months
	2007	2006
Operating revenues:
Sales to Members	$268,008	$268,345
Sales to non-Members	315	387

Total operating revenues	268,323	268,732

Operating expenses:
Fuel	81,766	67,132
Production	63,670	61,259
Purchased power	30,878	54,705
Depreciation and amortization	36,366	47,720
Accretion	4,933	3,818
Gain on sale of emission allowances	—	(38,814)

Total operating expenses	217,613	195,820

Operating margin	50,710	72,912

Other income (expense):
Investment income	11,635	9,389
Other	2,612	2,422

Total other income	14,247	11,811

Interest charges:
Interest on long-term-debt and capital leases	52,256	49,666
Other interest	598	711
Allowance for debt funds used during construction	(1,496)	(600)
Amortization of debt discount and expense	4,144	3,940

Net interest charges	55,502	53,717

Net margin	$9,455	$31,006

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Patronage Capital and Membership Fees
and Accumulated Other Comprehensive Loss (Unaudited)
For the Three Months Ended March 31, 2007 and 2006

	(dollars in thousands)
	Patronage Capital and Membership Fees	Accumulated Other Comprehensive Margin (Loss)	Total
Balance at December 31, 2005	$479,308	$(35,498)	$443,810

Components of comprehensive margin:
Net margin	31,006		31,006
Unrealized gain on interest rate swap arrangements		4,994	4,994
Unrealized loss on available-for-sale securities		(29)	(29)

Total comprehensive margin			35,971

Balance at March 31, 2006	$510,314	$(30,533)	$479,781

Balance at December 31, 2006	$497,509	$(28,988)	$468,521

Components of comprehensive margin:
Net margin	9,455		9,455
Unrealized loss on interest rate swap arrangements		(33)	(33)
Unrealized gain on available-for-sale securities		119	119

Total comprehensive margin			9,541

Balance at March 31, 2007	$506,964	$(28,902)	$478,062

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2007 and 2006

	(dollars in thousands)
	2007	2006
Cash flows from operating activities:
Net margin	$9,455	$31,006

Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization, including nuclear fuel	55,805	64,618
Accretion cost	4,933	3,818
Amortization of deferred gains associated with sale-leasebacks	(1,415)	(1,415)
Allowance for equity funds used during construction	(364)	(153)
Deferred outage costs	(17,874)	(14,861)
Other	1,502	(61)
Change in operating assets and liabilities:
Receivables	(15,658)	(7,982)
Inventories	(10,953)	(15,378)
Prepayments and other current assets	1,597	1,857
Accounts payable	(5,814)	(34,292)
Accrued interest	(11,716)	(45,684)
Accrued and withheld taxes	(10,705)	(5,258)
Other current liabilities	(3,642)	(2,123)

Total adjustments	(14,304)	(56,914)

Net cash used by operating activities	(4,849)	(25,908)

Cash flows from investing activities:
Property additions	(39,573)	(23,453)
Activity in decommissioning fund—Purchases	(143,596)	(153,726)
—Proceeds	138,875	149,994
Activity in bond, reserve and construction funds—Purchases	(46)	(73)
—Proceeds	1,005	1,043
Decrease in restricted cash and cash equivalents	18,312	16,156
Decrease in other short-term investments	—	117,080
Decrease in investment in associated organizations	175	189
Activity in other long-term investments—Purchases	(181,123)	(149,467)
—Proceeds	192,418	123,480
Increase in Members' advances	—	(16,928)
Other	(1,074)	686

Net cash (provided by) used in investing activities	(14,627)	64,981

Cash flows from financing activities:
Long-term debt proceeds	26,389	—
Long-term debt payments	(61,956)	(90,462)
Other	896	32

Net cash used in financing activities	(34,671)	(90,430)

Net decrease in cash and cash equivalents	(54,147)	(51,357)
Cash and cash equivalents at beginning of period	423,757	170,734

Cash and cash equivalents at end of period	$369,610	$119,377

Cash paid for:
Interest (net of amounts capitalized)	$63,074	$95,461

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Notes to Condensed Financial Statements (Unaudited)
March 31, 2007 and 2006

(A)
General.    The condensed financial statements included in this report have been prepared by Oglethorpe Power Corporation (Oglethorpe), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the information furnished in this report reflects all adjustments (which include only normal recurring adjustments) and estimates necessary to fairly state, in all material respects, the results for the periods ended March 31, 2007 and 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although Oglethorpe believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Oglethorpe's Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC. The results of operations for the three-month period ended March 31, 2007 are not necessarily indicative of results to be expected for the full year. As noted in Oglethorpe's 2006 Annual Report on Form 10-K, substantially all of Oglethorpe's sales are to its 38 electric distribution cooperative members (the Members) and, thus, the receivables on the accompanying balance sheets are principally from its Members. (See "Notes to Financial Statements" in Oglethorpe's 2006 Annual Report on Form 10-K.)

(B)
Adoption of Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of Financial Accounting Standards No. 109 Positions" (FIN 48).    In July 2006, the Financial Accounting Standards Board (FASB) issued FIN 48. The interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, Oglethorpe may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has the greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increase disclosures.

  Oglethorpe and its subsidiaries file a U.S. federal consolidated income tax return. The U.S. federal statue of limitations remains open for the year 2003 forward. State jurisdictions have statutes of limitations generally ranging from three to five years from the filing of an income tax return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. Years still open to examination by tax authorities in major state jurisdictions include 2003 forward.

  Oglethorpe adopted the provisions of FIN 48 effective January 1, 2007. As a result of the adoption of FIN 48, Oglethorpe recognized a $96 million increase in the liability for unrecognized tax benefits. This change in the liability resulted in no decrease to the January 1, 2007 balance of patronage capital as the effects were offset by recognition of deferred tax assets. Oglethorpe is carrying forward significant regular tax and alternative minimum tax (AMT) net operating losses (NOLs) and AMT NOLs. Therefore, any regular tax liability in the open years related to the uncertain tax position would be offset by regular NOLs. However, Oglethorpe would be liable for the portion of AMT for this period that is not allowed to be offset by the AMT NOLs. In the current open years, Oglethorpe's exposure is not material to its consolidated results of operations, cash flows, or financial position.

  Oglethorpe recognizes accrued interest and penalties with uncertain tax positions in interest expense in the condensed statements of revenues and expenses. As of March 31, 2007, Oglethorpe has recorded approximately $558,000 for interest and penalties in the accompanying balance sheet. It is expected that the amount of unrecognized tax benefits will change in the next twelve months; however, Oglethorpe does not expect the change to have a significant impact on its results of operations, its financial position or its effective tax rate.

(C)
New Accounting Standards.    In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities", including an amendment of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. The statement provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of this Statement apply only to entities that elect the fair value option however, the amendment to SFAS No. 115 applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective for Oglethorpe January 1, 2008. Oglethorpe is evaluating what impact, if any, the adoption of FASB No. 159 will have on Oglethorpe's financial position or results of operations.

  In September, 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the application of SFAS No. 157 may change the current practice for measuring fair value. SFAS No. 157 is effective January 1, 2008 and Oglethorpe is evaluating the impact, if any, that the adoption of SFAS No. 157 will have on Oglethorpe's financial position or results of operations.

(D)
Accumulated Comprehensive Deficit.    The table below provides detail of the beginning and ending balance for each classification of accumulated other comprehensive deficit along with the amount of any reclassification adjustments included in margin for each of the periods presented in the Statement of Patronage Capital and Membership Fees and Accumulated Other Comprehensive Deficit. There were no material changes in the nature, timing or amounts of expected (gain) loss reclassified to net margin from the amounts disclosed in Oglethorpe's Annual Report on Form 10-K for the year ended December 31, 2006.

  Oglethorpe's effective tax rate is zero; therefore, all amounts below are presented net of tax.

Accumulated Other Comprehensive Deficit

(dollars in thousands)
Interest Rate Swap Arrangements	Available-for-sale Securities	Total

Balance at December 31, 2005	($34,910)	($588)	($35,498)

Unrealized gain/(loss)	4,994	(57)	4,937
(Gain) loss reclassified to net margin	—	28	28

Balance at March 31, 2006	($29,916)	($617)	($30,533)

Balance at December 31, 2006	($28,584)	($404)	($28,988)

Unrealized gain/(loss)	(33)	119	86
(Gain) loss reclassified to net margin	—	—	—

Balance at March 31, 2007	($28,617)	($285)	($28,902)

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

2.    Clean Air Act.    In December 2002, the Sierra Club, Physicians for Social Responsibility, Georgia Forest Watch and one individual filed suit in Federal Court in Georgia against Georgia Power Company (GPC) alleging violations of the Clean Air Act at Plant Wansley. The complaint alleges violations of opacity limits at both the coal-fired units, in which Oglethorpe is a co-owner, and other violations at several of the combined cycle units in which Oglethorpe has no ownership interest. This civil action requests injunctive and declaratory relief, civil penalties, a supplemental environmental project and attorneys' fees. In December 2004, the U.S. District Court for the Northern District of Georgia issued an Order holding GPC liable for certain violations of opacity limits at the coal-fired units. In March 2006, the US Court of Appeals for the Eleventh Circuit reversed the Order, remanding it back to the District Court for trial on the issues. In November 2006, additional briefs were filed and oral argument was presented on the pending motions for summary judgment. In January 2007, the District Court ruled in favor of GPC on all counts still pending that involved the units co-owned by Oglethorpe. The parties have now filed a proposed consent decree on the other issue with the Court, which will resolve the case, if accepted and entered by the Court.

  In January 2003, the Sierra Club appealed an unsuccessful challenge to an air operating permit for the Chattahoochee combined cycle facility to the U.S. Court of Appeals for the Eleventh Circuit. Oglethorpe acquired this facility when it merged with Chattahoochee EMC in May 2003. Oglethorpe intervened in the appeal on behalf of the U.S. Environmental Protection Agency (EPA). In May 2004, the Court ruled in favor of the Sierra Club, invalidating EPA's denial of the petition and remanding the matter to EPA for further consideration. In November 2005, EPA issued an order denying Sierra Club's petition to object to the Chattahoochee facility's air operating permit. In January 2006, the Sierra Club filed an appeal of that order to the U.S. Court of Appeals for the Eleventh Circuit. Oglethorpe has again intervened in the appeal on behalf of EPA, briefing has been completed and oral argument has been completed and oral argument in the case was held in March 2007, and a decision is expected before the end of this year. Although Oglethorpe believes that the appeal will not affect facility operations pending further consideration and that favorable outcome in this matter is likely, an unfavorable ruling could temporarily affect the ability of the facility to continue operations.

  In April 2007, the Sierra Club and the Coosa River Basin Initiative appealed two unsuccessful permit challenges involving operating permit renewals for Plants Scherer (co-owned by Oglethorpe Power), Bowen, Hammond and Branch to the U.S. Court of Appeals for the Eleventh Circuit. The permits were all challenged on the bases of not including compliance schedules to bring the sources into compliance with the opacity standards, not including an adequate statement of basis, and for Scherer and Bowen, not including compliance schedules to bring the sources into compliance with Prevention of Significant Deterioration requirements. Oglethorpe has filed a motion to intervene on behalf of EPA in the case. That motion has not been ruled on, and no schedule for proceedings in this case has yet been developed.

(F)
Sale of SO2 Allowances.    During the three-month period ended March 31, 2006, Oglethorpe sold SO2 allowances in excess of its needs to various third parties and received $38.8 million in net proceeds from these sales. The 2006 gain on these sales is reflected in the "Gain on sale of emission allowances" in the accompanying Condensed Statements of Revenues and Expenses (Unaudited). There were no sales in 2007.

(G)
Ad Valorem Tax Matters.    For each tax year 2003-2006, the Monroe County Board of Tax Assessors has issued its assessment of Oglethorpe's interest in Plant Scherer for an amount greater than the value determined by the Georgia Department of Revenue (DOR). Oglethorpe has appealed each of the county's valuations by filing a notice of arbitration with the Monroe County Board of Tax Assessors. The arbitration for all four appeals are on hold pending the outcome of a related case filed by GPC, which challenges the authority of Monroe County to change the values determined by the Georgia Department of Revenue. GPC obtained a ruling from the Georgia Court of Appeals that Monroe County did not have the authority to change the values determined by the Georgia Department of Revenues. However, Monroe County has filed a notice of intention to request the Georgia Supreme Court to review that ruling. Depending on the final outcome of the GPC appeal, the arbitration for Oglethorpe's four appeals will be heard by a panel of arbitrators, with the right to appeal first to Monroe County Superior Court and then to the Georgia appellate courts. None of the appeals have been sent to the arbitrators.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

For the Three Months Ended March 31, 2007 and 2006

Forward-Looking Statements and Associated Risks

This Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding, among other items, (i) anticipated transactions by Oglethorpe, and (ii) Oglethorpe's future capital requirements and sources of capital and (iii) achievement of a minimum 1.10 MFI Ratio. These forward-looking statements are based largely on Oglethorpe's current expectations and are subject to a number of risks and uncertainties, some of which are beyond Oglethorpe's control. For factors that could cause actual results to differ materially from those anticipated by these forward-looking statements, see Oglethorpe's 2006 Annual Report on Form 10-K, in particular Item 1A—Risk Factors. In light of these risks and uncertainties, there can be no assurance that events anticipated by the forward-looking statements contained in this Quarterly Report will in fact transpire.

Net Margin

Oglethorpe's net margin for the three-month period ended March 31, 2007 was $9.5 million compared to $31.0 million for the same period of 2006. The net margin variances for the three-month period ended March 31, 2007 compared to the same period of 2006 primarily relate to the gain on sale of SO2 allowances during the first quarter of 2006 as discussed in Note F to Oglethorpe's Condensed Financial Statements (Unaudited).

Throughout the year, Oglethorpe monitors its financial results and, with Board approval, makes budget adjustments when and as necessary to ensure that a net margin equivalent to the minimum 1.10 Margins for Interest (MFI) Ratio required under the Mortgage Indenture is achieved. Oglethorpe's management anticipates that the margin for the year ended December 31, 2007 will be approximately $19 million, which will yield an MFI Ratio of 1.10. For additional information on Oglethorpe's margin requirement, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Summary of Cooperative Operations—Rates and Regulation" in Oglethorpe's Annual Report on Form 10-K for the year ended December 31, 2006.

Operating Revenues

Oglethorpe's operating revenues fluctuate from period to period based on factors including weather and other seasonal factors, load growth in the service territories of its Members, operating costs, availability of electric generation resources, Oglethorpe's decisions of whether to dispatch its owned or purchased resources or Member-owned resources over which it has dispatch rights and by Members' decisions of whether to purchase a portion of their hourly energy requirements from Oglethorpe's resources or from other suppliers.

Total revenues from sales to Members were approximately the same for the three month period ended March 31, 2007 and 2006. Megawatt-hour (MWh) sales to Members decreased 4.7% during the three month period ended March 31, 2007 compared to the same period of 2006. The average total revenue per MWh from sales to Members increased 4.9% for the three-month period ended March 31, 2007 compared to the same period of 2006. The decrease in MWhs supplied by Oglethorpe to its Members was primarily due to the termination effective March 31, 2006, of an agreement to purchase capacity and energy from Georgia Power Corporation (GPC). This decrease was primarily offset by an increase in MWhs generated and sold to Members. For further discussion regarding purchased power costs and increase in generation, see "Operating Expenses" below.

The components of Member revenues for the three months ended March 31, 2007 and 2006 were as follows (amounts in thousands except for cents per kilowatt hour):

	Three Months Ended March 31,
	2007	2006
Capacity revenues	$151,871	$148,807
Energy revenues	116,137	119,538

Total	$268,008	$268,345

Kilowatt hours sold to Members	4,964,030	5,211,201
Cents per kilowatt hour	5.40¢	5.15¢

Capacity revenues for the three-month period ended March 31, 2007 increased 2.1% compared to the same period of 2006. Capacity revenues for 2007 reflect reduced collections of approximately $1.3 million due to the termination of the GPC power purchase agreement as budgeted. Capacity revenues for 2006 reflect reduced collections from Members ($7.0 million) as budgeted. The 2006 reduced revenue collections are related to the gain on sale of SO2 allowances as discussed above. Energy revenues were 2.9% lower for the three-month period ended March 31, 2007 compared to the same period of 2006. Oglethorpe's average energy revenue per MWh from sales to Members was 2.0% higher for the current quarter of 2007 as compared to the same period of 2006. The decrease in energy revenues for the current period of 2007 was primarily due to decreases in the pass through of lower purchased power costs offset somewhat by higher fuel costs. For a discussion on purchased power costs and fuel costs see "Operating Expenses" below.

Operating Expenses

Operating expenses for the three-month period ended March 31, 2007 (excluding the gain on the sale of SO2 allowances of $0 and $38.8 million for the three month period ended March 31, 2007 and 2006, respectively,) were 7.3% lower compared to the same period of 2006. The decrease in operating expenses for the three-month period ended March 31, 2007 compared to the same period of 2006 was primarily due to decreases in purchased power and depreciation expenses offset somewhat by increases in fuel and accretion costs.

For the three-month period ended March 31, 2007 compared to the same period of 2006, total fuel costs increased 21.8% while total generation increased 2.5%. Average fuel costs increased 18.8% in 2007 compared to the same period of 2006. The increase in total and average fuel costs for the three-month period ended March 31, 2007 as compared to the same quarter of 2006 resulted primarily from increased generation at the natural gas-fired Chattahoochee energy facility.

Total purchased power costs decreased 43.6% for the three-month period ended March 31, 2007 compared to the same period of 2006. Purchased MWhs decreased 61.4% for the three months ended March 31, 2007 compared to the same period of 2006. The average cost per MWh of total purchased power increased 46.2% for the three months ended March 31, 2007 compared to the same period of 2006.

Purchased power costs were as follows:

	Three Months Ended March 31,
	2007	2006
	(dollars in thousands)
Capacity costs	$10,034	$14,788
Energy costs	20,844	39,917

Total	$30,878	$54,705

Purchased power capacity costs decreased 32.2% for the three months ended March 31, 2007 as compared to the same period of 2006. Purchased power energy costs for the three-month period ended March 31, 2007 were 47.8% lower compared to the same period of 2006. The decrease in purchased power capacity and energy costs for the current quarter of 2007 compared to the same quarter of 2006 resulted primarily from the termination of the GPC agreement as discussed above. The average cost of purchased power energy for the three-month period ended March 31, 2007 was 35.3% higher compared to the same period of 2006. The termination of the GPC purchase power agreement with its favorable energy cost to Oglethorpe was the primary contributor to the increase in the average energy cost per MWh.

Accretion expense represents the change in the asset retirement obligations due to the passage of time. For nuclear decommissioning, Oglethorpe records a regulatory asset or liability for the timing difference in accretion recognized under SFAS No. 143, "Accounting for Asset Retirement Obligations", compared to the expense recovered for ratemaking purposes. The accretion expense recognized is equal to the earnings from both the decommissioning trust fund and the internal decommissioning fund. The earnings in 2007 were $852,000 higher than in the same period of 2006.

Depreciation and amortization expense decreased 23.8% (or $11.4 million) for the three-month period ended March 31, 2007 compared to the same period of 2006. Depreciation and amortization expenses in 2006 were higher primarily as a result of Oglethorpe's decision to accelerate amortization of deferred amortization of capital leases during that period.

Other Income

Investment income increased 23.9% (or $2.2 million) in the current three-month period in 2007 compared to the same period of 2006. The increase in the first quarter of 2007 compared to the same quarter of 2006 resulted partly from an increase in earnings from Oglethorpe's decommissioning trust fund established in accordance with the regulations of the Nuclear Regulatory Commission (NRC) and partly due to higher interest earnings on cash and cash equivalent investments principally as a result of higher average balances on these investments. The higher investment balances resulted primarily from cash generated due to issuance of additional debt as discussed in interest charges below. This increase was offset somewhat by the elimination of earnings from funds deposited in the Rural Utilities Service ("RUS") Cushion of Credit Account. These funds were utilized to pay debt service and as of September 30, 2006 there were no remaining deposits invested in the account; therefore, there will not be any additional income relative to these investments in subsequent periods.

Interest Charges

Interest on long-term debt and capital leases increased by 5.2% (or $2.6 million) in the three months ended March 31, 2007 compared to the same period of 2006. This increase resulted primarily from the issuance of $300 million in first mortgage bonds in October 2006; the proceeds are being used to fund installation of environmental controls facilities at Plant Scherer, one of Oglethorpe's coal-fired generating plants, and for general corporate purposes.

Balance Sheet Analysis as of March 31, 2007

General

Assets

Property additions for the three months ended March 31, 2007 totaled $39.6 million. Included in this total were expenditures of approximately $9 million for nuclear fuel and approximately $9 million for environmental control projects. The remaining expenditures were primarily for normal additions and replacements to existing generation facilities.

Construction work in progress increased by $17.8 million in the three months ended March 31, 2007, primarily due to costs incurred for various replacement and improvement projects at existing generation facilities.

Cash and cash equivalents decreased $54.1 million principally due to the timing of certain debt and interest payments, payments to GPC, property tax payments and property additions.

Restricted cash and cash equivalents at December 31, 2006 represent a portion of the proceeds obtained from the refinancing of certain indebtedness associated with pollution control bonds (PCBs) in October 2006. These proceeds, which were on deposit with a trustee, were subsequently used in the first quarter of 2007 to pay principal related to the refinanced PCB debt that matured in January 2007.

The December 31, 2006 receivables balance included approximately $10.1 million of credits available to the Members for a Board approved reduction to 2006 revenue requirements. These credits were realized by the Members during the first quarter of 2007. This was the primary cause of the $12.7 million increase in receivables.

Prepayments and other current assets decreased by 29.5% primarily due to the amortization of prepaid insurance balances.

Deferred outage costs increased $11.2 million (net of amortization), or 43.4%, largely as a result of the deferral of approximately $8.8 million of refueling outage costs incurred at Plant Hatch Unit No. 2 and $7.2 million at Plant Vogtle Unit No. 2 during the first quarter of 2007. In addition, approximately $1.9 million was deferred for scheduled major maintenance costs at Plant Wansley Unit No. 1. Deferred outage costs are amortized over the plant's operating cycle.

As a result of the adoption of FIN 48, Oglethorpe has reversed the valuation allowance of a $96 million deferred tax asset. For further discussion regarding the deferred tax asset see Note (B) of Notes to Condensed Financial Statements.

Equity and Liabilities

Accounts payable decreased 18.4%, or $5.8 million, primarily as a result of a $3.0 million decrease in the purchase of natural gas in March 2007 as compared to December 2006. This decrease was due to decreased generation at the natural gas fired plants. In addition, $1.0 million of the decrease is attributed to a reduction in off system purchases.

The decrease in accrued interest was largely due to the timing of a principal and interest payment for the Plant Scherer Unit No. 2 capital lease obligation. The December 31, 2006 accrued interest balance included an amount for the lease that was due on January 2, 2007. These payments are made on a semi-annual basis, and the balance at March 31, 2007 includes three months of accrued interest.

Accrued and withheld taxes decreased $10.7 million as a result of payments made related to 2006 property taxes, which were paid when due. The decrease was net of monthly accruals for 2007 property taxes.

Other current liabilities decreased by $4.7 million or 51.7%. The decrease was due in large part to a $2.1 million decrease in accrued payroll charges as a result of the payment of 2006 performance-based payroll charges. In addition, miscellaneous accounts payable accruals decreased by $1.3 million, and the liability associated with the unrealized loss for natural gas hedges decreased by $1.1 million. These hedges were in a net gain position at March 31, 2007, and a corresponding asset was recorded.

As a result of a $1.9 million increase in the unrealized gain associated with the nuclear decommissioning fund and an additional $891,000 of accretion expense recorded as a result of decommissioning fund earnings, deferred ARO credits increased by $2.9 million. For further discussion regarding accretion expense see "Operating Expenses" above.

As a result of the adoption of FIN 48, Oglethorpe has recorded a $96 million long-term contingent tax liability. For further discussion regarding the long-term contingent tax liability see Note (B) of Notes to Condensed Financial Statements.

Financial Condition

Capital Requirements and Liquidity and Sources of Capital

Environmental Matters

Oglethorpe's future capital expenditures depend in part on future environmental regulations, including future implementation of existing laws and regulations and how Oglethorpe and the other co-owners of coal-fired Plants Scherer and Wansley choose to comply with these regulations, once finalized. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Capital Requirements" in Oglethorpe's Annual Report on Form 10-K for the year ended December 31, 2006.

Liquidity

As of March 31, 2007, Oglethorpe had $770 million of unrestricted available liquidity to meet short-term cash needs and liquidity requirements. This liquidity consisted of (i) approximately $370 million in cash and cash equivalents, and (ii) $400 million available under three committed working capital line of credit facilities (see discussion below).

Oglethorpe also had $48 million invested in auction rate securities at March 31, 2007. These securities have maturities in excess of one year and as such are classified as long-term investments. However, most of these securities re-price in auctions that occur every 35 days or less, and Oglethorpe could seek to liquidate these securities at the end of any auction period.

Oglethorpe has in place a $300 million committed working capital line of credit supporting its commercial paper program that matures in September 2007. Oglethorpe has plans to renew this facility prior to its expiration date, and may increase the size of the facility by $100 million or more. Oglethorpe also has in place two $50 million committed lines of credit, one with National Rural Utilities Cooperative Finance Corporation ("CFC") that matures in October 2008, and one with CoBank, ACB that matures in November 2008. Oglethorpe expects to renew the CFC and CoBank credit facilities, as needed, prior to their respective expiration dates. There are currently no amounts outstanding under any of these three facilities.

Planned Financings

Oglethorpe has embarked on a program to refinance or otherwise reamortize a portion of its FFB and PCB debt to extend the maturities of this debt in connection with the extension, in 2005, of its Member wholesale power contracts from 2025 to 2050. This program will include a fall 2007 refinancing of approximately $182 million of PCB debt, including $22 million scheduled to mature on January 1, 2008,

$122 million scheduled to mature on January 1, 2018 and $38 million scheduled to mature on January 1, 2024. The maturities on the $182 million of PCB refunding debt are expected to be placed in the approximate time frame of 2036 to 2041, and the debt will be secured under Oglethorpe's Mortgage Indenture.

Also in connection with this program, in mid-2007 Oglethorpe expects to extend the maturities on approximately $430 million of existing FFB debt advances under a new option being provided by RUS which allows for a one-time extension of FFB debt while maintaining the current interest rate on the debt. When completed, Oglethorpe will achieve maturity extensions of between 13 and 20 years on these FFB advances in connection with this transaction.

For more detailed information on the transactions described above, as well as additional information on other planned financings of Oglethorpe (including loan applications that are pending with the RUS), see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Financing Activities" in Oglethorpe's Annual Report on Form 10-K for the year ended December 31, 2006.

Critical Accounting Policy

Oglethorpe's critical accounting policy have not changed from the policy reported in Oglethorpe's 2006 Annual Report on Form 10-K except for the estimate recorded in conjunction with the adoption of FIN 48. See Note B of Notes to Condensed Financial Statements for further discussion.

New Accounting Interpretation and Standards

For discussion of FIN 48 and SFAS No. 159 and 157 see Notes B and Note C of Notes to Condensed Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Oglethorpe's market risks have not changed materially from the risks reported in Oglethorpe's 2006 Annual Report on Form 10-K.

Item 4. Controls and Procedures

As of March 31, 2007, Oglethorpe had carried out an evaluation, under the supervision and with the participation of its management, including its President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Oglethorpe's disclosure controls and procedures are effective.

There have been no changes in Oglethorpe's internal control over financial reporting or other factors that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, Oglethorpe's internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Environmental Matters

For information about legal and regulatory proceedings regarding environmental matters that could have an effect on Oglethorpe, see Note D to Notes to Condensed Financial Statements (Unaudited).

Item 1A. Risk Factors

There have not been any material changes in Oglethorpe's risk factors from those disclosed in Item 1A of Oglethorpe's Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5. Other Information

None.

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

Oglethorpe Power Corporation (An Electric Membership Corporation)
Date: May 14, 2007	By:	/s/ Thomas A. Smith Thomas A. Smith President and Chief Executive Officer
Date: May 14, 2007		/s/ Mark Chesla Mark Chesla Vice President, Controller (Chief Accounting Officer)

QuickLinks

OGLETHORPE POWER CORPORATION INDEX TO QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2007
  PART I—FINANCIAL INFORMATION Item 1. Financial Statements
  Oglethorpe Power Corporation Condensed Balance Sheets March 31, 2007 and December 31, 2006
  Oglethorpe Power Corporation Condensed Balance Sheets March 31, 2007 and December 31, 2006
  Oglethorpe Power Corporation Condensed Statements of Revenues and Expenses (Unaudited) For the Three Months Ended March 31, 2007 and 2006
  Oglethorpe Power Corporation Condensed Statements of Patronage Capital and Membership Fees and Accumulated Other Comprehensive Loss (Unaudited) For the Three Months Ended March 31, 2007 and 2006
Oglethorpe Power Corporation Notes to Condensed Financial Statements (Unaudited) March 31, 2007 and 2006
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
  PART II — OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
  Item 3. Defaults upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits
SIGNATURES