Form 10-Q
period 2007-06-30
OGLETHORPE POWER CORP
filed 2007-08-14
CIK 788816

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR
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

OGLETHORPE POWER CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2007

		Page No.
PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Unaudited Condensed Balance Sheets as of June 30, 2007 and December 31, 2006	3
	Unaudited Condensed Statements of Revenues and Expenses For the Three Months and Six Months ended June 30, 2007 and 2006	5
	Unaudited Condensed Statements of Patronage Capital and Membership Fees and Accumulated Other Comprehensive Deficit For the Six Months ended June 30, 2007 and 2006	6
	Condensed Statements of Cash Flows Unaudited For the Six Months ended June 30, 2007 and 2006	7
	Notes to Unaudited Condensed Financial Statements For the Six Months ended June 30, 2007 and 2006	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	19
PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Submission of Matters to a Vote of Security Holders	20
Item 5.	Other Information	20
Item 6.	Exhibits	21
SIGNATURES		22

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

Oglethorpe Power Corporation
Condensed Balance Sheets
June 30, 2007 and December 31, 2006

	(dollars in thousands)
	2007	2006
	(Unaudited)
Assets
Electric plant:
In service	$5,784,001	$5,769,129
Less: Accumulated provision for depreciation	(2,559,447)	(2,495,049)

	3,224,554	3,274,080
Nuclear fuel, at amortized cost	113,366	119,076
Construction work in progress	104,146	68,145

	3,442,066	3,461,301

Investments and funds:
Decommissioning fund, at market	247,327	233,309
Deposit on Rocky Mountain transactions, at cost	97,969	94,772
Bond, reserve and construction funds, at market	5,541	6,397
Investment in associated companies, at cost	46,045	43,331
Long-term investments, at market	119,019	118,281
Other, at cost	1,478	1,478

	517,379	497,568

Current assets:
Cash and cash equivalents, at cost	346,193	423,757
Restricted cash and cash equivalents, at cost	—	18,312
Receivables	120,580	91,360
Inventories, at average cost	150,324	135,996
Prepayments and other current assets	4,922	4,234

	622,019	673,659

Deferred charges:
Premium and loss on reacquired debt, being amortized	109,579	112,147
Deferred amortization of capital leases	93,359	95,450
Deferred debt expense, being amortized	29,062	30,072
Deferred outage costs, being amortized	38,817	25,782
Deferred tax assets	96,000	—
Other	8,060	5,766

	374,877	269,217

	$4,956,341	$4,901,745

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Balance Sheets
June 30, 2007 and December 31, 2006

	(dollars in thousands)
	2007	2006
	(Unaudited)
Equity and Liabilities
Capitalization:
Patronage capital and membership fees	$515,318	$497,509
Accumulated other comprehensive deficit	(23,922)	(28,988)

	491,396	468,521
Long-term debt	3,183,489	3,197,478
Obligation under capital leases	272,437	283,816
Obligation under Rocky Mountain transactions	97,969	94,772

	4,045,291	4,044,587

Current liabilities:
Long-term debt and capital leases due within one year	185,387	234,621
Accounts payable	35,294	31,662
Accrued interest	52,878	54,489
Accrued and withheld taxes	36,012	41,755
Other current liabilities	8,234	9,167

	317,805	371,694

Deferred credits and other liabilities:
Gain on sale of plant, being amortized	37,248	38,485
Net benefit of Rocky Mountain transactions, being amortized	62,114	63,707
Asset retirement obligations	257,516	249,575
Accumulated retirement costs for other obligations	54,727	56,220
Deferred liability associated with asset retirement obligations	19,997	11,085
Interest rate swap arrangements	23,615	29,417
Long-term contingent liability	96,000	—
Other	42,028	36,975

	593,245	485,464

	$4,956,341	$4,901,745

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Revenues and Expenses (Unaudited)
For the Three and Six Months Ended June 30, 2007 and 2006

	(dollars in thousands)
	Three months		Six Months
	2007	2006	2007	2006
Operating revenues:
Sales to Members	$302,363	$276,134	$570,371	$544,479
Sales to non-Members	431	385	746	772

Total operating revenues	302,794	276,519	571,117	545,251

Operating expenses:
Fuel	105,452	92,233	187,218	159,365
Production	65,203	63,646	128,873	124,905
Purchased power	40,278	38,822	71,156	93,527
Depreciation and amortization	36,628	36,771	72,994	84,491
Accretion	5,229	8,153	10,162	11,971
Gain on sale of emission allowances	(394)	(715)	(394)	(39,529)

Total operating expenses	252,396	238,910	470,009	434,730

Operating margin	50,398	37,609	101,108	110,521

Other income (expense):
Investment income	11,658	13,263	23,293	22,652
Other	2,171	2,080	4,783	4,502

Total other income	13,829	15,343	28,076	27,154

Interest charges:
Interest on long-term-debt and capital leases	52,605	50,120	104,861	99,786
Other interest	624	799	1,222	1,510
Allowance for debt funds used during construction	(1,528)	(630)	(3,024)	(1,230)
Amortization of debt discount and expense	4,172	3,939	8,316	7,879

Net interest charges	55,873	54,228	111,375	107,945

Net margin (deficit)	$8,354	$(1,276)	$17,809	$29,730

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Patronage Capital and Membership Fees
and Accumulated Other Comprehensive Deficit (Unaudited)
For the Six Months Ended June 30, 2007 and 2006

	(dollars in thousands)
	Patronage Capital and Membership Fees	Accumulated Other Comprehensive Margin (Deficit)	Total
Balance at December 31, 2005	$479,308	$(35,498)	$443,810

Components of comprehensive margin:
Net margin	29,730		29,730
Unrealized gain on interest rate swap arrangements		9,680	9,680
Unrealized loss on available-for-sale securities		(48)	(48)

Total comprehensive margin			39,362

Balance at June 30, 2006	$509,038	$(25,866)	$483,172

Balance at December 31, 2006	$497,509	$(28,988)	$468,521

Components of comprehensive margin:
Net margin	17,809		17,809
Unrealized gain on interest rate swap arrangements		4,969	4,969
Unrealized gain on available-for-sale securities		97	97

Total comprehensive margin			22,875

Balance at June 30, 2007	$515,318	$(23,922)	$491,396

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2007 and 2006

	(dollars in thousands)
	2007	2006
Cash flows from operating activities:
Net margin	$17,809	$29,730

Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization, including nuclear fuel	115,330	120,855
Accretion cost	10,162	11,971
Amortization of deferred gains associated with sale-leasebacks	(2,830)	(320)
Allowance for equity funds used during construction	(761)	(2,830)
Deferred outage costs	(27,780)	(18,965)
Other	2,887	131
Change in operating assets and liabilities:
Receivables	(30,384)	(25,253)
Inventories	(14,328)	(35,618)
Prepayments and other current assets	(688)	(434)
Accounts payable	3,632	(14,291)
Accrued interest	(1,611)	(44,924)
Accrued and withheld taxes	(5,743)	2,068
Other current liabilities	(911)	(321)

Total adjustments	46,975	(7,931)

Net cash provided by operating activities	64,784	21,799

Cash flows from investing activities:
Property additions	(71,231)	(49,068)
Activity in decommissioning fund—Purchases	(259,388)	(472,904)
—Proceeds	249,707	461,142
Activity in bond, reserve and construction funds—Purchases	(95)	—
—Proceeds	1,007	914
Decrease in restricted cash and cash equivalents	18,312	16,156
Decrease in other short-term investments	—	174,139
Increase in investment in associated organizations	(1,847)	(1,092)
Activity in other long-term investments—Purchases	(349,764)	(223,769)
—Proceeds	351,224	203,605
Decrease in Members' advances	—	(72,857)
Other	(2,569)	694

Net cash provided by (used in) investing activities	(64,644)	36,960

Cash flows from financing activities:
Long-term debt proceeds	26,389	—
Long-term debt payments	(100,992)	(134,110)
Other	(3,101)	750

Net cash used in financing activities	(77,704)	(133,360)

Net decrease in cash and cash equivalents	(77,564)	(74,601)
Cash and cash equivalents at beginning of period	423,757	170,734

Cash and cash equivalents at end of period	$346,193	$96,133

Cash paid for:
Interest (net of amounts capitalized)	$104,670	$144,989

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Notes to Unaudited Condensed Financial Statements
June 30, 2007 and 2006

(A)
General.    The condensed financial statements included in this report have been prepared by Oglethorpe Power Corporation (Oglethorpe), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the information furnished in this report reflects all adjustments (which include only normal recurring adjustments) and estimates necessary to fairly state, in all material respects, the results for the periods ended June 30, 2007 and 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although Oglethorpe believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Oglethorpe's Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC. The results of operations for the three-month and six-month periods ended June 30, 2007 are not necessarily indicative of results to be expected for the full year. As noted in Oglethorpe's 2006 Annual Report on Form 10-K, substantially all of Oglethorpe's sales are to its 38 electric distribution cooperative members (the Members) and, thus, the receivables on the accompanying balance sheets are principally from its Members. (See "Notes to Financial Statements" in Oglethorpe's 2006 Annual Report on Form 10-K.)

(B)
Adoption of Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of Financial Accounting Standards No. 109 Positions" (FIN 48).    In July 2006, the Financial Accounting Standards Board (FASB) issued FIN 48. The interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, Oglethorpe may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has the greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

  Oglethorpe and its subsidiaries file a U.S. federal consolidated income tax return. The U.S. federal statute of limitations remains open for the year 2003 forward. State jurisdictions have statutes of limitations generally ranging from three to five years from the filing of an income tax return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. Years still open to examination by tax authorities in major state jurisdictions include 2003 forward.

  Oglethorpe adopted the provisions of FIN 48 effective January 1, 2007. As a result of the adoption of FIN 48, Oglethorpe recognized a $96 million increase in the liability for unrecognized tax benefits. This change in the liability resulted in no decrease to the January 1, 2007 balance of patronage capital as the effects were offset by recognition of deferred tax assets. Oglethorpe is carrying forward significant regular tax and alternative minimum tax (AMT) net operating losses (NOLs). Therefore, any regular tax liability in the open years related to the uncertain tax position would be offset by regular NOLs. However, Oglethorpe would be liable for the portion of AMT for this period that is not allowed to be offset by the AMT NOLs. In the current open years, Oglethorpe's exposure is not material to its consolidated results of operations, cash flows or financial position.

  Oglethorpe recognizes accrued interest with uncertain tax positions in interest expense in the condensed statements of revenues and expenses. As of June 30, 2007, Oglethorpe has recorded approximately $635,000 for interest in the accompanying balance sheet. It is expected that the amount of unrecognized tax benefits will change in the next twelve months; however, Oglethorpe does not expect the change to have a significant impact on its results of operations, its financial position or its effective tax rate.

(C)
New Accounting Standards.    In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," including an amendment of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. The statement provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of this Statement apply only to entities that elect the fair value option; however, the amendment to SFAS No. 115 applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective for Oglethorpe January 1, 2008. Oglethorpe is evaluating what impact, if any, the adoption of SFAS No. 159 will have on Oglethorpe's financial position or results of operations.

  In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the application of SFAS No. 157 may change the current practice for measuring fair value. SFAS No. 157 is effective January 1, 2008, and Oglethorpe is evaluating the impact, if any, that the adoption of SFAS No. 157 will have on Oglethorpe's financial position or results of operations.

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

  Oglethorpe's effective tax rate is zero; therefore, all amounts below are presented net of tax.

	Accumulated Other Comprehensive Deficit

	(dollars in thousands)
	Interest Rate Swap Arrangements	Available-for-sale Securities	Total

Balance at December 31, 2005	($34,910)	($588)	($35,498)

Unrealized gain/(loss)	9,680	(96)	9,584
(Gain) loss reclassified to net margin	—	48	48

Balance at June 30, 2006	($25,230)	($636)	($25,866)

Balance at December 31, 2006	($28,584)	($404)	($28,988)

Unrealized gain/(loss)	4,969	97	5,066
(Gain) loss reclassified to net margin	—	—	—

Balance at June 30, 2007	($23,615)	($307)	($23,922)

(E)
Environmental Matters:    Set forth below are environmental matters that could have an effect on Oglethorpe's financial condition or results of operations. At this time, the resolution of these matters is uncertain, and Oglethorpe has made no accruals for such contingencies and cannot reasonably estimate the possible loss or range of loss with respect to these matters.

  1.    General.    As is typical for electric utilities, Oglethorpe is subject to various federal, state and local air and water quality requirements which, among other things, regulate emissions of pollutants, such as particulate matter, sulfur dioxide (SO2) and nitrogen oxides (NOx) into the air and discharges of other pollutants, including heat, into waters of the United States. Oglethorpe is also subject to federal, state and local waste disposal requirements that regulate the manner of transportation, storage and disposal of various types of waste.

  In general, environmental requirements are becoming increasingly stringent. New requirements may substantially increase the cost of electric service by requiring changes in the design or operation of existing facilities. Failure to comply with these requirements could result in the imposition of civil and criminal penalties as well as the complete shutdown of individual generating units not in compliance. Certain of our debt instruments require us to comply in all material respects with laws, rules, regulations and orders imposed by applicable governmental authorities, which include current or future environmental laws and regulations. Should we fail to be in compliance with these requirements, it would constitute a default under such debt instruments. Oglethorpe cannot provide assurance that it will always be in compliance with current and future regulations.

  2.    Clean Air Act.    In December 2002, the Sierra Club, Physicians for Social Responsibility, Georgia Forest Watch and one individual filed suit in Federal Court in Georgia against Georgia Power Company (GPC) alleging violations of the Clean Air Act at Plant Wansley. The complaint alleges violations of opacity limits at both the coal-fired units, in which Oglethorpe is a co-owner, and other violations at several of the combined cycle units in which Oglethorpe has no ownership interest. This civil action requested injunctive and declaratory relief, civil penalties, a supplemental environmental project and attorneys' fees. In December 2004, the U.S. District Court for the Northern District of Georgia issued an Order holding GPC liable for certain violations of opacity limits at the coal-fired units. In March 2006, the US Court of Appeals for the Eleventh Circuit reversed the Order, remanding it back to the District Court for trial on the issues. In November 2006, additional briefs were filed and oral argument was presented on the pending motions for summary judgment. In January 2007, the District Court ruled in favor of GPC on all counts still pending that involved the units co-owned by Oglethorpe. The parties entered into a consent decree on the other issue which was entered by the Court on May 25, 2007, and the case was dismissed with prejudice on June 18, 2007.

  In January 2003, the Sierra Club appealed an unsuccessful challenge to the air operating permit for the Chattahoochee combined cycle facility to the U.S. Court of Appeals for the Eleventh Circuit. Oglethorpe acquired this facility when it merged with Chattahoochee EMC in May 2003. Oglethorpe intervened in the appeal on behalf of the U.S. Environmental Protection Agency (EPA). In May 2004, the Court ruled in favor of the Sierra Club, invalidating EPA's denial of the petition and remanding the matter to EPA for further consideration. In November 2005, EPA issued an order denying Sierra Club's petition to object to the permit. In January 2006, the Sierra Club filed an appeal of that order to the U.S. Court of Appeals for the Eleventh Circuit. Oglethorpe again intervened in the appeal on behalf of EPA, and on June 26, 2007, the Court ruled in favor of EPA, upholding its decision not to object to the permit. The time for Sierra Club to appeal has not yet expired.

  In April 2007, the Sierra Club and the Coosa River Basin Initiative appealed two unsuccessful permit challenges involving operating permit renewals for Plants Scherer (co-owned by Oglethorpe Power), Bowen, Hammond and Branch to the U.S. Court of Appeals for the Eleventh Circuit. The permits were all challenged on the bases of not including compliance schedules to bring the sources into compliance with the opacity standards, not including an adequate statement of basis, and for Scherer and Bowen, not including compliance schedules to bring the sources into compliance with Prevention of Significant Deterioration requirements. Oglethorpe filed a motion to intervene on behalf of EPA in the case and that motion was granted. Briefing on the case is scheduled to be completed in November 2007. Oral argument is expected to be scheduled for Spring of 2008, with a decision reached by the Court later next year.

(F)
Sale of SO2 Allowances.    During the three-month and six-month periods ended June 30, 2006, Oglethorpe sold SO2 allowances in excess of its needs to various third parties and received $0.7 million and $39.5 million in net proceeds from these sales, respectively. The 2006 gain on these sales is reflected in the "Gain on sale of emission allowances" in the accompanying Condensed Statements of Revenues and Expenses (Unaudited). Sales of SO2 allowances for the comparable periods of 2007 totaled $0.4 million.

(G)
Ad Valorem Tax Matters.    For each tax year 2003-2006, the Monroe County Board of Tax Assessors has issued its assessment of Oglethorpe's interest in Plant Scherer for an amount greater than the value determined by the Georgia Department of Revenue (DOR). Oglethorpe has appealed each of the county's valuations by filing a notice of arbitration with the Monroe County Board of Tax Assessors. The arbitration for all four appeals are on hold pending the outcome of a related case filed by GPC, which challenges the authority of Monroe County to change the values determined by the Georgia Department of Revenue. GPC obtained a ruling from the Georgia Court of Appeals that Monroe County did not have the authority to change the values determined by the Georgia Department of Revenues. However, the Georgia Supreme Court granted the County's request to review that ruling and has placed the case on its October 2007 oral argument calendar. Depending on the final outcome of the GPC appeal, the arbitration for Oglethorpe's four appeals will be heard by a panel of arbitrators, with the right to appeal first to Monroe County Superior Court and then to the Georgia appellate courts. None of the appeals have been sent to the arbitrators, but even if a negative result occurred, Oglethorpe does not believe that it would have a material effect on its results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the Three Months and Six Months Ended June 30, 2007 and 2006

Forward-Looking Statements and Associated Risks

This Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding, among other items, (i) anticipated transactions by Oglethorpe, (ii) Oglethorpe's future capital requirements and sources of capital and (iii) achievement of a minimum 1.10 Margins for Interest Ratio (MFI Ratio). These forward-looking statements are based largely on Oglethorpe's current expectations and are subject to a number of risks and uncertainties, some of which are beyond Oglethorpe's control. For factors that could cause actual results to differ materially from those anticipated by these forward-looking statements, see Oglethorpe's 2006 Annual Report on Form 10-K, in particular Item 1A—Risk Factors. In light of these risks and uncertainties, there can be no assurance that events anticipated by the forward-looking statements contained in this Quarterly Report will in fact transpire.

Net Margin

Oglethorpe's net margin (deficit) for the three-month and six-month periods ended June 30, 2007 was $8.4 million and $17.8 million compared to ($1.3) million and $29.7 million for the same periods of 2006. The net margin (deficit) variances for the three-month and six-month periods ended June 30, 2007 compared to the same periods of 2006 primarily relate to the gain on sale of SO2 allowances during the first quarter of 2006 as discussed in Note F to Oglethorpe's Unaudited Condensed Financial Statements. See "Operating Revenues" below for discussion regarding impact of gain on sale of SO2 allowances on Member capacity revenues.

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

Total revenues from sales to Members were 9.5% and 4.8% higher in the three-month and six-month periods ended June 30, 2007 than such revenues for the same periods of 2006. Megawatt-hour (MWh) sales to Members increased 0.3% in the current quarter of 2007 versus the same quarter of 2006 and decreased 2.1% during the six months ended June 30, 2007 compared to the same period of 2006. The average total revenue per MWh from sales to Members increased 9.2% and 7.0% for the three-month and six-month periods ended June 30, 2007 compared to the same periods of 2006. For the six-months ended June 30, 2007 the decrease in MWhs supplied by Oglethorpe to its Members was primarily due to the termination, effective March 31, 2006, of an agreement to purchase capacity and energy from Georgia Power Company (GPC) at a favorable cost. This decrease was offset somewhat by an increase in MWhs generated and sold to Members. For further discussion regarding purchased power costs and increase in generation, see "Operating Expenses" below.

The components of Member revenues for the three months and six months ended June 30, 2007 and 2006 were as follows (amounts in thousands except for cents per kilowatt hour):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Capacity revenues	$151,990	$142,146	$303,860	$290,953
Energy revenues	150,373	133,988	266,511	253,526

Total	$302,363	$276,134	$570,371	$544,479

Kilowatt hours sold to Members	5,605,111	5,588,449	10,569,141	10,799,650
Cents per kilowatt hour	5.39¢	4.94¢	5.40¢	5.04¢

Capacity revenues for the three-month and six-month periods ended June 30, 2007 increased 6.9% and 4.4% compared to the same periods of 2006. Capacity revenues as budgeted and billed for 2007 reflect lower collections of approximately $2.6 million due to the termination of the GPC power purchase agreement effective March 31, 2006. However, capacity revenues as budgeted and billed for 2006 reflect lower collections from Members of $13.9 million. Collections from Members were lower in 2006 to offset a portion of the gain on sale of SO2 allowances in 2006. Energy revenues were 12.2% and 5.1% higher for the three-month and six-month periods ended June 30, 2007 compared to the same periods of 2006. Oglethorpe's average energy revenue per MWh from sales to Members was 11.9% and 7.4% higher for the current periods of 2007 as compared to the same periods of 2006. The increase in energy revenues for the three months and six months ended June 30, 2007 was primarily due to an increase in the pass through of higher fuel costs. For the six-month period ended June 30, 2007 the increase in higher fuel costs was offset somewhat by the pass through of lower purchased power costs. For a discussion of fuel costs and purchased power costs see "Operating Expenses" below.

Operating Expenses

Operating expenses for the three-month and six-month periods ended June 30, 2007 (excluding the gain on the sale of SO2 allowances of $0.4 million for the current quarter and year-to-date 2007 and $0.7 million and $39.5 million for the three months and six months ended June 30, 2006, respectively,) were 5.5% higher and 0.8% lower compared to the same periods of 2006. The increase in operating expenses for the current quarter of 2007 compared to the same quarter of 2006 was primarily due to higher fuel costs offset somewhat by lower accretion expenses, as discussed below. The decrease in operating expenses for the six-month period ended June 30, 2007 compared to the same period of 2006 was primarily due to decreases in purchased power and depreciation expenses offset somewhat by increases in fuel costs.

For the three-month and six-month periods ended June 30, 2007 compared to the same periods of 2006, total fuel costs increased 14.3% and 17.5% while total generation was relatively flat and increased 1.1%, respectively. Average fuel costs per MWh increased 14.6% and 16.2% in the current periods of 2007 compared to the same periods of 2006. The increase in total and average fuel costs for the three-month and six-month periods ended June 30, 2007 as compared to the same periods of 2006 resulted primarily from increased generation of higher cost natural gas-fired generation from the Chattahoochee energy facility. In addition, lower cost nuclear generation decreased 6.3% and 4.2% in the three months and six months ended June 30, 2007 compared to the same periods of 2006 due to an increase in scheduled and unscheduled outages in the current periods compared to the same periods of 2006.

The decrease in lower cost nuclear generation also contributed to the increase in average fuel costs in 2007 as compared to 2006.

Total purchased power costs increased 3.8% and decreased 23.9% for the three-month and six-month periods ended June 30, 2007 compared to the same periods of 2006. Purchased MWhs decreased 7.7% and 42.0% for the three months and six months ended June 30, 2007 compared to the same periods of 2006. The average cost per MWh of total purchased power increased 12.4% and 31.2% for the three months and six months ended June 30, 2007 compared to the same periods of 2006.

Purchased power costs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(dollars in thousands)		(dollars in thousands)
Capacity costs	$10,146	$10,079	$20,181	$24,868
Energy costs	30,132	28,743	50,975	68,659

Total	$40,278	$38,822	$71,156	$93,527

Kilowatt hours of purchased power	400,093	433,589	695,710	1,199,301
Cents per kilowatt hour	10.07¢	8.96¢	10.23¢	7.80¢

Purchased power capacity costs varied slightly in the current quarter of 2007 compared to the same quarter of 2006 and decreased 18.9% for the six months ended June 30, 2007 as compared to the same period of 2006. Purchased power energy costs for the three-month and six-month periods ended June 30, 2007 increased 4.8% and decreased 25.8% compared to the same periods of 2006. The decrease in purchased power capacity and energy costs for the six months ended June 30, 2007 compared to the same period of 2006 resulted primarily from the decrease in purchased MWhs, which in turn resulted primarily from the termination of the GPC agreement, effective March 31, 2006, as discussed above. The average cost of purchased power energy was 13.6% and 28.0% higher for the three-month and six-month periods ended June 30, 2007 compared to the same periods of 2006. The increase in both purchased power energy costs and average purchased power energy cost in the second quarter 2007 compared to the same quarter of 2006 was primarily due to increased purchases of higher cost MWhs of purchased power energy made under a purchased power agreement offset somewhat by fewer MWhs acquired under Oglethorpe's energy replacement program which replaces power from Oglethorpe owned generation facilities with lower price spot market purchased power energy. The termination of the GPC purchased power agreement, effective March 31, 2006, with its favorable energy cost to Oglethorpe, was the primary contributor to the increase in the average energy cost per MWh during the six months ended June 30, 2007, compared to the same period of 2006.

Accretion expense represents the change in the asset retirement obligations due to the passage of time. For nuclear decommissioning, Oglethorpe records a regulatory asset or liability for the timing difference in accretion recognized under SFAS No. 143, "Accounting for Asset Retirement Obligations", compared to the expense recovered for ratemaking purposes. The accretion expense recognized is equal to the earnings from both the decommissioning trust fund and the internal decommissioning fund. The earnings in the three-month and six-month periods ended June 30, 2007 were $3.2 million and $2.3 million lower than in the same periods of 2006. As a result, accretion expense decreased 35.9% and 15.1%, respectively, during the three and six months ended June 30, 2007 as compared to the same periods of 2006.

Depreciation and amortization expense decreased 13.6% (or $11.5 million) for the six-month period ended June 30, 2007 compared to the same period of 2006. Depreciation and amortization expenses in 2007 were lower primarily because of accelerated amortization of deferred amortization of capital leases taken in 2006 in order to offset a portion of the gain from the 2006 sale of SO2 allowances.

Depreciation and amortization expense remained relatively flat during the three months ended June 30, 2007 as compared to the same period of 2006.

Other Income

Investment income decreased 12.1% (or $1.6 million) and increased 2.8% (or $641,000) in the three-month and six-month periods in 2007 compared to the same periods of 2006. The decrease in the second quarter of 2007 compared to the same quarter of 2006 resulted partly from a decrease in earnings from Oglethorpe's decommissioning trust fund established in accordance with the regulations of the Nuclear Regulatory Commission (NRC) and partly from the elimination of earnings from funds deposited in the Rural Utilities Service (RUS) Cushion of Credit Account. Funds in the Cushion of Credit Account were utilized to pay debt service costs and as of September 30, 2006, there were no remaining deposits invested in the account; therefore, there will not be any additional income relative to these investments in subsequent periods. The decrease was offset somewhat by higher interest earnings on cash and cash equivalent investments principally as a result of higher average investment balances. The higher investment balances resulted primarily from cash generated due to the issuance of additional debt as discussed in "Interest Charges" below. For the six-months ended June 30, 2007, compared to the same period of 2006, the increase in investment income was primarily due to higher earnings and partly from interest earnings on cash and cash equivalents offset somewhat by lower earnings from the decommissioning trust fund and by the elimination of earnings from funds deposited in the RUS Cushion of Credit Account.

Interest Charges

Interest on long-term debt and capital leases increased by 5.0% and 5.1% in the three months and six months ended June 30, 2007 compared to the same periods of 2006. This increase resulted primarily from the issuance of $300 million in first mortgage bonds in October 2006; the proceeds are being used to fund the installation of environmental controls facilities at Plant Scherer, one of Oglethorpe's coal-fired generating plants, and for general corporate purposes.

Balance Sheet Analysis as of June 30, 2007

Assets

Property additions for the six months ended June 30, 2007 totaled $71.2 million. Included in this total were expenditures of approximately $11 million for nuclear fuel and approximately $29 million for environmental control projects. The remaining expenditures were primarily for normal additions and replacements to existing generation facilities.

Construction work in progress increased by $36.0 million in the six months ended June 30, 2007, primarily due to costs incurred for various replacement and improvement projects at existing generation facilities.

Cash and cash equivalents decreased $77.6 million principally due to the timing of certain principal and interest payments, property additions and payments to GPC.

Restricted cash and cash equivalents at December 31, 2006 represented a portion of the proceeds obtained from the refinancing of certain indebtedness associated with pollution control bonds (PCBs) in October 2006. These proceeds, which were on deposit with a trustee, were subsequently used in the first quarter of 2007 to pay principal related to the refinanced PCB debt that matured in January 2007.

Receivables increased $29.2 million, or 32.0%. The increase was due in part to an increase of approximately $15.4 million in energy revenue, which was largely a result of increased generation at the natural gas fired plants. In addition, the December 31, 2006 receivables balance included approximately

$10.1 million of credits available to the Members for a Board approved reduction to 2006 revenue requirements. These credits were realized by the Members during the first quarter of 2007.

Inventories, which include fossil fuel and spare parts inventories, increased by $14.3 million or 10.5%. The increase was primarily due to a $10.2 million increase in coal fuel inventories and can be attributed to planned maintenance outages at Plant Wansley and Plant Scherer.

Deferred outage costs increased $13.0 million (net of amortization), or 50.6%, as a result of the deferral of approximately $8.8 million of refueling outage costs incurred at Plant Hatch Unit No. 2 and $11.2 million at Plant Vogtle Unit No. 2 during the first six months of 2007. In addition, approximately $2.3 million was deferred for scheduled major maintenance costs at Plant Wansley Unit No. 1 and $5.8 million at Plant Scherer Unit No. 2. Deferred outage costs are amortized over the plant's operating cycle.

As a result of the adoption of FIN 48, Oglethorpe has reversed the valuation allowance of a $96 million deferred tax asset. For further discussion regarding the deferred tax asset see Note B of the Notes to Unaudited Condensed Financial Statements.

Other deferred charges increased $2.3 million primarily due to an increase in equipment prepayments to GPC. These prepayments are associated with refueling outages at Plant Hatch and Plant Vogtle.

Equity and Liabilities

The $5.1 million decrease in accumulated other comprehensive deficit was primarily due to a $5.0 million decrease in the unrealized loss associated with interest rate swap arrangements. The decrease in the unrealized loss was largely a result of increasing interest rates.

Long-term debt and capital leases due within one year decreased 21.0% primarily due to the maturity date extension of certain Federal Financing Bank (FFB) debt. The net effect of the maturity extension resulted in a reclassification of approximately $44.8 million to long-term debt. For further discussion regarding the extension of the FFB debt maturities see "Planned Financings" below.

Accounts payable increased 11.5%, or $3.6 million, primarily as a result of a $14.7 million increase in the purchase of natural gas in June 2007 as compared to December 2006. This increase was due to increased generation at the natural gas fired plants. In addition, the payable to Smarr EMC for amounts billed by Oglethorpe on its behalf increased approximately $1.2 million. Partially offsetting this was a $12.3 million decrease in the payable to GPC for operation, maintenance and capital costs. The payable to GPC largely represents true-up amounts for expenditures incurred in May and June of 2007. The true-up amounts vary to the extent that actual expenditures are different from GPC's estimates of these costs.

Accrued and withheld taxes decreased $5.7 million as a result of payments made related to 2006 property taxes, which were paid when due. The decrease was net of monthly accruals for 2007 property taxes.

As a result of a $6.5 million increase in the unrealized gain associated with the nuclear decommissioning fund and an additional $2.1 million of accretion expense recorded as a result of decommissioning fund earnings, the deferred liability associated with asset retirement obligations increased by $8.9 million. For further discussion regarding accretion expense see "Operating Expenses" above.

The $5.8 million decrease in the interest rate swap arrangements liability was largely due to rising interest rates since December 31, 2006. The $23.6 million balance at June 30, 2007 represents the estimated payment Oglethorpe would make if the swap arrangements were terminated.

As a result of the adoption of FIN 48, Oglethorpe has recorded a $96 million long-term contingent tax liability. For further discussion regarding the long-term contingent tax liability see Note B of the Notes to Unaudited Condensed Financial Statements.

Other deferred credits and liabilities increased primarily due to a $3.2 million increase in liabilities associated with payments made to Oglethorpe by its Members. Approximately $1.6 million of the increase is associated with funding the future overhaul of the combustion turbine plants. An additional $1.6 million is associated with the funding of future debt payments.

Financial Condition

Capital Requirements and Liquidity and Sources of Capital

Environmental Capital Requirements

Oglethorpe's future capital expenditures depend in part on future environmental regulations, including future implementation of existing laws and regulations and how Oglethorpe and the other co-owners of coal-fired Plants Scherer and Wansley choose to comply with these regulations, once finalized. Regulations recently adopted by the Georgia Environmental Protection Division specify certain environmental control equipment that must be added to Georgia electric generating units, and by specific dates, including Plants Scherer and Wansley. As described in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Capital Requirements" in Oglethorpe's Annual Report on Form 10-K for the year ended December 31, 2006, Oglethorpe forecasted expenditures of $252 million for environmental compliance in 2007-2009. Oglethorpe also reported the likelihood of being required to spend $400 million to $600 million beyond 2009, in anticipation of finalization of regulations. As design work has continued to determine how best to retrofit the units with the required equipment, and as the construction environment is now being evaluated, the estimated cost to install these retrofits continues to be being refined. Current indications are that the capital expenditures required beyond 2009 will exceed $600 million, and maybe as much as $200 million to $300 million higher. Large construction projects such as these entail certain risks, as described in Item 1A of Oglethorpe's Annual Report on Form 10-K for the year ended December 31, 2006. There can be no assurance that the cost of compliance with these regulations will not be higher, nor that future regulations will not require additional reductions in emissions or earlier compliance.

Liquidity

As of June 30, 2007, Oglethorpe had $746 million of unrestricted available liquidity to meet short-term cash needs and liquidity requirements. This liquidity consisted of (i) approximately $346 million in cash and cash equivalents, and (ii) $400 million available under three committed working capital line of credit facilities (see discussion below).

Oglethorpe also had $57 million invested in auction rate securities at June 30, 2007. These securities have maturities in excess of one year and as such are classified as long-term investments. However, most of these securities re-price in auctions that occur every 35 days or less, and Oglethorpe could seek to liquidate these securities at the end of any auction period.

Oglethorpe had in place a $300 million committed working capital line of credit supporting its commercial paper program that was to mature in September 2007. Oglethorpe replaced this facility in July 2007 with a new $450 million committed working capital line of credit that will mature in July 2012. The line of credit contains a financial covenant requiring Oglethorpe to maintain patronage capital of at least $400 million, and at June 30, 2007, Oglethorpe had patronage capital in excess of $515 million. The facility also contains an additional covenant limiting Oglethorpe's secured indebtedness to no more than $8.5 billion and its unsecured indebtedness to no more than $4.0 billion. Oglethorpe's current debt levels are well below these thresholds.

Oglethorpe also has in place two $50 million committed lines of credit, one with National Rural Utilities Cooperative Finance Corporation ("CFC") that matures in October 2008, and one with CoBank, ACB that matures in November 2008. Oglethorpe expects to renew the CFC and CoBank credit facilities, as needed, prior to their respective expiration dates.

There are currently no amounts outstanding under any of the three committed credit facilities discussed above.

Planned Financings

Oglethorpe has embarked on a program to refinance or otherwise reamortize a portion of its FFB and PCB debt to extend the maturities of this debt in connection with the extension, in 2005, of its Member wholesale power contracts from 2025 to 2050. In connection with this program, and effective with the June 30, 2007 FFB debt service payments that were due, Oglethorpe extended the maturities on $428 million of existing FFB loan advances under a new option being provided by RUS which allows for a one-time extension of an FFB advance while maintaining the current interest rate on such advance. Oglethorpe achieved maturity extensions of between 13 and 20 years on these FFB advances, and to do so, paid a fee of $4.6 million.

Although Oglethorpe may consider additional extensions of FFB advances at a later date, under the terms of the RUS debt extension program, the $428 million of FFB advances that were extended in June is the total amount eligible for extension at this time. Accordingly, in order to effect additional debt maturity extensions, in September 2007 Oglethorpe expects to issue $500 million of fixed rate taxable bonds, the proceeds of which will be used to prepay approximately $450 million of existing FFB debt. The taxable term bonds are expected to have mandatory sinking fund redemptions occurring in 2024 to 2030 and a final maturity in 2031, and the debt will be secured under Oglethorpe's Mortgage Indenture.

Also in connection with the debt reamortization program, in October 2007 Oglethorpe expects to close on a refinancing of approximately $182 million of PCB debt, including $22 million scheduled to mature on January 1, 2008, $122 million scheduled to mature on January 1, 2018 and $38 million scheduled to mature on January 1, 2024. The maturities on the $182 million of new variable rate PCB refunding debt will be placed in the 2038 to 2040 time frame, and the debt will be secured under the Mortgage Indenture.

In July 2007, Oglethorpe closed on a $78 million RUS loan that was requested for the purpose of funding capital expenditures (incurred or expected to be incurred in 2005 through 2009) relating to compliance with environmental regulations. Oglethorpe anticipates that RUS may act on two of Oglethorpe's pending loan applications later in 2007. These loan applications were originally submitted to RUS in the amount of $349 million and $98 million, respectively. A $5 million portion of the $98 million loan request is being deferred by RUS to a subsequent loan request.

For more detailed information regarding Oglethorpe's financing plans, including loan applications that have been submitted and are pending with the RUS, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Financing Activities" in Oglethorpe's Annual Report on Form 10-K for the year ended December 31, 2006.

Critical Accounting Policy

Oglethorpe's critical accounting policies have not changed from the policy reported in Oglethorpe's 2006 Annual Report on Form 10-K except for the estimate recorded in conjunction with the adoption of FIN 48. See Note B of the Notes to Unaudited Condensed Financial Statements for further discussion.

New Accounting Interpretation and Standards

For discussion of FIN 48 and SFAS No. 159 and 157 see Notes B and C of the Notes to Unaudited Condensed Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Oglethorpe's market risks have not changed materially from the risks reported in Oglethorpe's 2006 Annual Report on Form 10-K.

Item 4. Controls and Procedures

As of June 30, 2007, Oglethorpe had carried out an evaluation, under the supervision and with the participation of its management, including its President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Oglethorpe's disclosure controls and procedures are effective.

There have been no changes in Oglethorpe's internal control over financial reporting or other factors that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, Oglethorpe's internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Environmental Matters

For information about legal and regulatory proceedings regarding environmental matters that could have an effect on Oglethorpe, see Note E of the Notes to Unaudited Condensed Financial Statements.

Item 1A. Risk Factors

There have not been any material changes in Oglethorpe's risk factors from those disclosed in Item 1A of Oglethorpe's Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5. Other Information

On July 24, 2007, Oglethorpe entered into a new $450 million Credit Agreement among Oglethorpe, Bank of America, N.A., SunTrust Bank, CoBank, ACB, The Bank of Tokyo-Mitsubishi UFJ, Ltd., NY Branch, JPMorgan Chase Bank, National Association, National Rural Utilities Cooperative Finance Corporation and Wachovia Bank, National Association. This committed credit facility supports Oglethorpe's commercial paper program. For additional information about this arrangement, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein.

As reported in "Oglethorpe Power Corporation—Future Power Resources" in Item 1 and in "Executive Overview" in Item 7 of Oglethorpe's Annual Report on Form 10-K for the year ended December 31, 2006, the Members requested that Oglethorpe assist them with an evaluation of future power supply needs in the 2011-2020 timeframe, in addition to consideration of the existing option to participate in up to two additional nuclear units at Plant Vogtle, which are being assumed to be available to meet needs in the 2016-2017 timeframe. Coal, natural gas and renewable generation options that could be developed by Oglethorpe, either alone or in conjunction with others, are being evaluated. Management anticipates the presentation of these options to the Members prior to the end of the year. Depending on Member needs, and development and construction schedules, immediate pursuit of selected options by Oglethorpe could be authorized for service in the 2011-2017 timeframe. Any request by Members for Oglethorpe to construct or otherwise acquire a new power supply resource must be approved in accordance with the Members' wholesale power contracts, and in some cases may require RUS approval.

Oglethorpe is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Recent changes in securities laws and regulations impose new requirements on SEC filers. Oglethorpe is evaluating these requirements and the related cost of compliance. Preliminary indications are that it may not be cost-justified for Oglethorpe to continue as a voluntary SEC filer. Oglethorpe will monitor changes in these requirements and will continue to evaluate the cost-justifications of complying with these requirements.

Item 6. Exhibits

Number	Description
4.6	Third Amended and Restated Loan Contract, dated as of July 25, 2007, between Oglethorpe and the United States of America, together with two notes executed and delivered pursuant thereto.
4.7.1(mm)	Thirty-Eighth Supplemental Indenture, dated as of May 1, 2007, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Amendments to the Retained Indebtedness Note.
4.7.1(nn)
Thirty-Ninth Supplemental Indenture, dated as of July 1, 2007, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2007 (FFB R-8) Note and Series 2007 (RUS R-8) Reimbursement Note.
4.15(1)
Credit Agreement, dated as of July 24, 2007, among Oglethorpe, Bank of America, N.A., SunTrust Bank, CoBank, ACB, The Bank of Tokyo-Mitsubishi UFJ, Ltd., NY Branch, JPMorgan Chase Bank, National Association, National Rural Utilities Cooperative Finance Corporation and Wachovia Bank, National Association.
31.1	Rule 13a-14(a)/15d-14(a) Certification, by Thomas A. Smith (Principal Executive Officer).
31.2	Rule 13a-14(a)/15d-14(a) Certification, by Elizabeth B. Higgins (Principal Financial Officer).
32.1	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Thomas A. Smith (Principal Executive Officer).
32.2	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Elizabeth B. Higgins (Principal Financial Officer).
99.1	Member Financial and Statistical Information (for calendar years 2004-2006).

(1)
Pursuant to 17 C.F.R. 229.601(b)(4)(iii), this document is not filed herewith; however the registrant hereby agrees that such document will be provided to the Commission upon request.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oglethorpe Power Corporation (An Electric Membership Corporation)
Date: August 13, 2007	By:	/s/ Thomas A. Smith Thomas A. Smith President and Chief Executive Officer
Date: August 13, 2007		/s/ Mark Chesla Mark Chesla Vice President, Controller (Chief Accounting Officer)

QuickLinks

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Oglethorpe Power Corporation Notes to Unaudited Condensed Financial Statements June 30, 2007 and 2006
SIGNATURES