Form 10-Q
period 2007-09-30
OGLETHORPE POWER CORP
filed 2007-11-13
CIK 788816

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR
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

OGLETHORPE POWER CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2007

		Page No.
PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements
	Unaudited Condensed Balance Sheets as of September 30, 2007 and December 31, 2006	2
	Unaudited Condensed Statements of Revenues and Expenses For the Three Months and Nine Months ended September 30, 2007 and 2006	4
	Unaudited Condensed Statements of Patronage Capital and Membership Fees and Accumulated Other Comprehensive Deficit For the Nine Months ended September 30, 2007 and 2006	5
	Condensed Statements of Cash Flows Unaudited For the Nine Months ended September 30, 2007 and 2006	6
	Notes to Unaudited Condensed Financial Statements For the Nine Months ended September 30, 2007 and 2006	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	17
PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Submission of Matters to a Vote of Security Holders	19
Item 5.	Other Information	19
Item 6.	Exhibits	19
SIGNATURES		20

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

Oglethorpe Power Corporation
Condensed Balance Sheets
September 30, 2007 and December 31, 2006

	(dollars in thousands)
	2007	2006
	(Unaudited)
Assets
Electric plant:
In service	$5,785,438	$5,769,129
Less: Accumulated provision for depreciation	(2,594,690)	(2,495,049)

	3,190,748	3,274,080
Nuclear fuel, at amortized cost	117,252	119,076
Construction work in progress	139,535	68,145

	3,447,535	3,461,301

Investments and funds:
Decommissioning fund, at market	248,635	233,309
Deposit on Rocky Mountain transactions, at cost	99,621	94,772
Bond, reserve and construction funds, at market	5,524	6,397
Investment in associated companies, at cost	45,506	43,331
Long-term investments, at market	103,306	118,281
Other, at cost	1,477	1,478

	504,069	497,568

Current assets:
Cash and cash equivalents, at cost	326,320	423,757
Restricted cash and cash equivalents, at cost	—	18,312
Receivables	122,620	91,360
Inventories, at average cost	139,537	135,996
Prepayments and other current assets	4,034	4,234

	592,511	673,659

Deferred charges:
Premium and loss on reacquired debt, being amortized	106,652	112,147
Deferred amortization of capital leases	92,272	95,450
Deferred debt expense, being amortized	30,052	30,072
Deferred outage costs, being amortized	30,311	25,782
Deferred tax assets	72,000	—
Other	8,133	5,766

	339,420	269,217

	$4,883,535	$4,901,745

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Balance Sheets
September 30, 2007 and December 31, 2006

	(dollars in thousands)
	2007	2006
	(Unaudited)
Equity and Liabilities
Capitalization:
Patronage capital and membership fees	$516,404	$497,509
Accumulated other comprehensive deficit	(29,214)	(28,988)

	487,190	468,521
Long-term debt	3,212,853	3,197,478
Obligation under capital leases	257,321	283,816
Obligation under Rocky Mountain transactions	99,621	94,772

	4,056,985	4,044,587

Current liabilities:
Long-term debt and capital leases due within one year	121,572	234,621
Accounts payable	29,393	31,662
Accrued interest	43,473	54,489
Accrued and withheld taxes	44,428	41,755
Other current liabilities	9,179	9,167

	248,045	371,694

Deferred credits and other liabilities:
Gain on sale of plant, being amortized	36,629	38,485
Net benefit of Rocky Mountain transactions, being amortized	61,318	63,707
Asset retirement obligations	261,558	249,575
Accumulated retirement costs for other obligations	54,708	56,220
Deferred liability associated with retirement obligations	18,420	11,085
Interest rate swap arrangements	29,088	29,417
Long-term contingent liability	72,000	—
Other	44,784	36,975

	578,505	485,464

	$4,883,535	$4,901,745

Oglethorpe Power Corporation
Condensed Statements of Revenues and Expenses (Unaudited)
For the Three and Nine Months Ended September 30, 2007 and 2006

	(dollars in thousands)
	Three Months		Nine Months
	2007	2006	2007	2006
Operating revenues:
Sales to Members	$345,519	$330,294	$915,890	$874,773
Sales to non-Members	506	312	1,252	1,084

Total operating revenues	346,025	330,606	917,142	875,857

Operating expenses:
Fuel	139,918	129,992	327,136	289,356
Production	71,270	64,888	200,143	189,793
Purchased power	50,726	53,381	121,882	146,907
Depreciation and amortization	36,646	36,376	109,640	120,866
Accretion	3,294	2,176	13,456	14,147
Gain on sale of emission allowances	—	—	(394)	(39,529)

Total operating expenses	301,854	286,813	771,863	721,540

Operating margin	44,171	43,793	145,279	154,317

Other income (expense):
Investment income	9,468	6,763	32,762	29,415
Other	1,871	1,990	6,654	6,491

Total other income	11,339	8,753	39,416	35,906

Interest charges:
Interest on long-term debt and capital leases	52,634	50,137	157,495	149,924
Other interest	303	772	1,525	2,282
Allowance for debt funds used during construction	(2,013)	(1,042)	(5,036)	(2,272)
Amortization of debt discount and expense	3,500	3,939	11,816	11,819

Net interest charges	54,424	53,806	165,800	161,753

Net margin	$1,086	$(1,260)	$18,895	$28,470

Oglethorpe Power Corporation
Condensed Statements of Patronage Capital and Membership Fees
and Accumulated Other Comprehensive Deficit (Unaudited)
For the Nine Months Ended September 30, 2007 and 2006

	(dollars in thousands)
	Patronage Capital and Membership Fees	Accumulated Other Comprehensive Deficit	Total
Balance at December 31, 2005	$479,308	$(35,498)	$443,810

Components of comprehensive margin:
Net margin	28,470		28,470
Unrealized gain on interest rate swap arrangements		4,799	4,799
Unrealized gain on available-for-sale securities		126	126

Total comprehensive margin			33,395

Balance at September 30, 2006	$507,778	$(30,573)	$477,205

Balance at December 31, 2006	$497,509	$(28,988)	$468,521

Components of comprehensive margin:
Net margin	18,895		18,895
Unrealized loss on interest rate swap arrangements		(504)	(504)
Unrealized gain on available-for-sale securities		278	278

Total comprehensive margin			18,669

Balance at September 30, 2007	$516,404	$(29,214)	$487,190

Oglethorpe Power Corporation
Condensed Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2007 and 2006

	(dollars in thousands)
	2007	2006
Cash flows from operating activities:
Net margin	$18,895	$28,470

Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization, including nuclear fuel	175,916	177,089
Accretion cost	13,456	14,147
Amortization of deferred gains associated with sale-leasebacks	(4,245)	(4,245)
Allowance for equity funds used during construction	(1,283)	(597)
Deferred outage costs	(28,075)	(24,777)
Other	1,873	725
Change in operating assets and liabilities:
Receivables	(32,826)	(5,039)
Inventories	(3,541)	(37,390)
Prepayments and other current assets	200	325
Accounts payable	(2,268)	(25,270)
Accrued interest	(11,017)	(8,710)
Accrued and withheld taxes	2,673	9,861
Other current liabilities	797	(352)

Total adjustments	111,660	95,767

Net cash provided by operating activities	130,555	124,237

Cash flows from investing activities:
Property additions	(123,106)	(71,868)
Activity in decommissioning fund—Purchases	(417,577)	(613,238)
—Proceeds	404,963	599,218
Activity in bond, reserve and construction funds—Purchases	(137)	(176)
—Proceeds	1,100	1,178
Decrease in restricted cash and cash equivalents	18,312	16,156
Decrease inother short-term investments	—	182,218
Increase in investment in associated organizations	(1,669)	(1,987)
Activity in other long-term investments—Purchases	(493,015)	(299,748)
—Proceeds	510,964	263,994
Increase in Members' advances	—	(74,471)
Other	(1,879)	1,128

Net cash (used in) provided by investing activities	(102,044)	2,404

Cash flows from financing activities:
Long-term debt proceeds	26,389	—
Long-term debt payments	(150,559)	(136,048)
Other debt related costs	(1,778)	625

Net cash used in financing activities	(125,948)	(135,423)

Net decrease in cash and cash equivalents	(97,437)	(8,782)
Cash and cash equivalents at beginning of period	423,757	170,734

Cash and cash equivalents at end of period	$326,320	$161,952

Cash paid for:
Interest (net of amounts capitalized)	$165,000	$158,644

Oglethorpe Power Corporation
Notes to Unaudited Condensed Financial Statements
September 30, 2007 and 2006

(A)
General.    The condensed financial statements included in this report have been prepared by Oglethorpe Power Corporation (Oglethorpe), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the information furnished in this report reflects all adjustments (which include only normal recurring adjustments) and estimates necessary to fairly state, in all material respects, the results for the periods ended September 30, 2007 and 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although Oglethorpe believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the SEC. The results of operations for the three-month and nine-month periods ended September 30, 2007 are not necessarily indicative of results to be expected for the full year. As noted in Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, substantially all of Oglethorpe's sales are to its 38 electric distribution cooperative members (the Members) and, thus, the receivables on the accompanying balance sheets are principally from its Members. (See "Notes to Financial Statements" in Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

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

  Oglethorpe and its subsidiaries file a U.S. federal consolidated income tax return. The U.S. federal statute of limitations remains open for the year 2004 forward. State jurisdictions have statutes of limitations generally ranging from three to five years from the filing of an income tax return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. Years still open to examination by tax authorities in major state jurisdictions include 2004 forward.

  Oglethorpe adopted the provisions of FIN 48 effective January 1, 2007. As a result of the adoption of FIN 48, Oglethorpe recognized a $96 million increase in the liability for unrecognized tax benefits. This change in the liability resulted in no decrease to the January 1, 2007 balance of patronage capital as the effects were offset by recognition of deferred tax assets. During the third quarter of 2007, one of the four open years expired. Accordingly, this liability and related deferred tax asset was reduced by $24 million during the third quarter. Oglethorpe is carrying forward significant regular tax and alternative minimum tax (AMT) net operating losses (NOLs). Therefore, any regular tax liability in the open years related to the uncertain tax position would be offset by regular NOLs. However, Oglethorpe would be liable for the portion of AMT for this period that is not allowed to be offset by the AMT NOLs. In the current open years, Oglethorpe's exposure is not material to its consolidated results of operations, cash flows or financial position.

  Oglethorpe recognizes accrued interest with uncertain tax positions in interest expense in the condensed statements of revenues and expenses. As of September 30, 2007, Oglethorpe has recorded approximately $464,450 for interest in the accompanying balance sheet. It is expected that the amount of unrecognized tax benefits will change in the next twelve months; however, Oglethorpe does not expect the change to have a significant impact on its results of operations, its financial position or its effective tax rate.

(C)
New Accounting Standards.    In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," including an amendment of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. The statement provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of this Statement apply only to entities that elect the fair value option; however, the amendment to SFAS No. 115 applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective for Oglethorpe January 1, 2008; however, Oglethorpe has elected not to adopt the provisions of SFAS No. 159 except for those provisions applicable to SFAS No. 115.

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

(D)
Accumulated Comprehensive Deficit.    The table below provides detail of the beginning and ending balance for each classification of accumulated other comprehensive deficit along with the amount of any reclassification adjustments included in margin for each of the periods presented in the Statement of Patronage Capital and Membership Fees and Accumulated Other Comprehensive Deficit. There were no material changes in the nature, timing or amounts of expected (gain) loss reclassified to net margin from the amounts disclosed in Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

  Oglethorpe's effective tax rate is zero; therefore, all amounts below are presented net of tax.

	Accumulated Other Comprehensive Deficit

	(dollars in thousands)
	Interest Rate Swap Arrangements	Available-for-sale Securities	Total

Balance at December 31, 2005	($34,910)	($588)	($35,498)

Unrealized gain/(loss)	4,799	252	5,051
(Gain) loss reclassified to net margin	—	(126)	(126)

Balance at September 30, 2006	($30,111)	($462)	($30,573)

Balance at December 31, 2006	($28,584)	($404)	($28,988)

Unrealized gain/(loss)	(504)	278	(226)
(Gain) loss reclassified to net margin	—	—	—

Balance at September 30, 2007	($29,088)	($126)	($29,214)

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

  In April 2007, the Sierra Club and the Coosa River Basin Initiative appealed two unsuccessful permit challenges involving operating permit renewals for Plants Scherer (co-owned by Oglethorpe), Bowen, Hammond and Branch to the U.S. Court of Appeals for the Eleventh Circuit. The permits were all challenged on the basis of not including compliance schedules to bring the sources into compliance with the opacity standards, not including an adequate statement of basis, and for Scherer and Bowen, not including compliance schedules to bring the sources into compliance with Prevention of Significant Deterioration requirements. Oglethorpe filed a motion to intervene on behalf of EPA in the case and that motion was granted. Briefing on the case is scheduled to be completed in November 2007. Oral argument is expected to be scheduled for Spring 2008, with a decision likely to be reached by the Court later that year.

(F)
Sale of SO2 Allowances.    During the nine-month period ended September 30, 2006, Oglethorpe sold SO2 allowances in excess of its needs to various third parties and received $39.5 million in net proceeds from these sales; there were no sales of SO2 allowances during the three-month period ended September 30, 2006. The 2006 gain on these sales is reflected in the "Gain on sale of emission allowances" in the accompanying Condensed Statements of Revenues and Expenses (Unaudited). Sales of SO2 allowances for the nine-month period ended September 30, 2007 totaled $0.4 million.

(G)
Ad Valorem Tax Matters.    For each tax year 2003-2006, the Monroe County Board of Tax Assessors has issued its assessment of Oglethorpe's interest in Plant Scherer for an amount greater than the value determined by the Georgia Department of Revenue (DOR). Oglethorpe has appealed each of the County's valuations by filing a notice of arbitration with the Monroe County Board of Tax Assessors. The arbitration for all four appeals are on hold pending the outcome of a related case filed by GPC, which challenges the authority of Monroe County to change the values determined by the Georgia Department of Revenue. GPC obtained a ruling from the Georgia Court of Appeals that Monroe County did not have the authority to change the values determined by the Georgia Department of Revenues. However, the Georgia Supreme Court granted the County's request to review that ruling. On October 15, 2007, the parties made their oral arguments. Depending on the final outcome of the GPC appeal, the arbitration for Oglethorpe's four appeals will be heard by a panel of arbitrators, with the right to appeal first to the Monroe County Superior Court and then to the Georgia appellate courts. None of the appeals have been sent to the arbitrators, but even if a negative result occurred, Oglethorpe does not believe that it would have a material effect on its financial condition or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the Three Months and Nine Months Ended September 30, 2007 and 2006

Forward-Looking Statements and Associated Risks

This Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding, among other items, (i) anticipated transactions by Oglethorpe, (ii) Oglethorpe's future capital requirements and sources of capital and (iii) achievement of a minimum 1.10 Margins for Interest Ratio (MFI Ratio). These forward-looking statements are based largely on Oglethorpe's current expectations and are subject to a number of risks and uncertainties, some of which are beyond Oglethorpe's control. For factors that could cause actual results to differ materially from those anticipated by these forward-looking statements, see Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, in particular Item 1A-Risk Factors. In light of these risks and uncertainties, there can be no assurance that events anticipated by the forward-looking statements contained in this Quarterly Report will in fact transpire.

Net Margin

Oglethorpe's net margin (deficit) for the three-month and nine-month periods ended September 30, 2007 was $1.1 million and $18.9 million compared to ($1.3) million and $28.5 million for the same periods of 2006. The net margin (deficit) variances for the three-month and nine-month periods ended September 30, 2007 compared to the same periods of 2006 primarily relate to the gain on sale of SO2 allowances during the first quarter of 2006 as discussed in Note F of the Notes to Unaudited Condensed Financial Statements. See "Operating Revenues" below for discussion regarding impact of gain on sale of SO2 allowances on Member capacity revenues.

Throughout the year, Oglethorpe monitors its financial results and, with Board approval, makes budget adjustments when and as necessary to ensure that a net margin equivalent to the minimum 1.10 MFI Ratio required under the Mortgage Indenture is achieved. Oglethorpe's management anticipates that the margin for the year ended December 31, 2007 will be approximately $19 million, which will yield an MFI Ratio of 1.10. For additional information on Oglethorpe's margin requirement, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Summary of Cooperative Operations—Rates and Regulation" in Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

Total revenues from sales to Members were 4.6% and 4.7% higher in the three-month and nine-month periods ended September 30, 2007 than such revenues for the same periods of 2006. Megawatt-hour (MWh) sales to Members increased 2.1% in the current quarter of 2007 versus the same quarter of 2006 and decreased 0.5% during the nine months ended September 30, 2007 compared to the same period of 2006. The average total revenue per MWh from sales to Members increased 2.4% and 5.3% for the three-month and nine-month periods ended September 30, 2007 compared to the same periods of 2006. For the three-months and nine-months ended September 30, 2007 MWhs supplied by

Oglethorpe to its Members varied slightly. There was however, a decrease in MWhs sold to Members primarily due to the termination, effective March 31, 2006, of an agreement to purchase capacity and energy from Georgia Power Company (GPC) at a favorable cost. This decrease was offset somewhat by an increase in MWhs generated and sold to Members. For further discussion regarding purchased power costs and the increase in generation, see "Operating Expenses" below.

The components of Member revenues for the three months and nine months ended September 30, 2007 and 2006 were as follows (amounts in thousands except for cents per kilowatt hour):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Capacity revenues	$148,828	$144,661	$452,689	$435,613
Energy revenues	196,691	185,633	463,201	439,160

Total	$345,519	$330,294	$915,890	$874,773

Kilowatt hours sold to Members	6,764,801	6,624,577	17,333,942	17,424,227
Cents per kilowatt hour	5.12¢	4.99¢	5.28¢	5.02¢

Capacity revenues for the three-month and nine-month periods ended September 30, 2007 increased 2.9% and 3.9% compared to the same periods of 2006. Capacity revenues as budgeted and billed for the nine-month period ended September 30, 2007 reflect lower collections of approximately $3.8 million due to the termination of the GPC power purchase agreement effective March 31, 2006. Capacity revenues as budgeted and billed for the nine-month period ended September 30, 2006 reflect lower collections from Members of $20.9 million. Collections from Members were lower in 2006 to offset a portion of the gain on sale of SO2allowances in 2006. Energy revenues were 6.0% and 5.5% higher for the three-month and nine-month periods ended September 30, 2007 compared to the same periods of 2006. Oglethorpe's average energy revenue per MWh from sales to Members was 3.8% and 6.0% higher for the current periods of 2007 as compared to the same periods of 2006. The increase in energy revenues for the three months and nine months ended September 30, 2007 was primarily due to an increase in the pass through of higher fuel costs. For the nine-month period ended September 30, 2007 the increase in higher fuel costs was offset somewhat by the pass through of lower purchased power costs. For a discussion of fuel costs and purchased power costs see "Operating Expenses" below.

Operating Expenses

Operating expenses for the three-month and nine-month periods ended September 30, 2007 (excluding the gain on the sale of SO2 allowances of $0.4 million for year-to-date 2007 and $39.5 million for the same period of 2006, respectively,) increased 5.2% and 1.5% compared to the same periods of 2006. The increase in operating expenses for the current quarter of 2007 compared to the same quarter of 2006 was primarily due to higher fuel costs and higher production expenses. The increase in operating expenses for the nine-month period ended September 30, 2007 compared to the same period of 2006 was primarily due to increases in fuel costs and production expenses offset somewhat by lower purchased power and depreciation expenses.

For the three-month and nine-month periods ended September 30, 2007 compared to the same periods of 2006, total fuel costs increased 7.6% and 13.1% while total generation increased 2.5% and 1.6%, respectively. Average fuel costs per MWh increased 5.0% and 11.3% in the current periods of 2007 compared to the same periods of 2006. The increase in total and average fuel costs for the three-month and nine-month periods ended September 30, 2007 as compared to the same periods of 2006 resulted primarily from increased generation of higher cost natural gas-fired generation from both the Chattahoochee energy facility and, to a lesser degree, from the Talbot energy facility.

Production costs increased 9.8% for the three-month period ended September 30, 2007 compared to the same period of 2006. The increase was primarily due to increased amortization of deferred nuclear refueling outage costs and increased amortization of deferred operations and maintenance (O&M) outage costs for coal-fired generation plants in 2007 compared to 2006. The increase in O&M expenses is also partly attributable to higher expenses at Plant Wansley for Selective Catalytic Reduction (SCR) operations. In addition, administrative and general (A&G) expenses increased by 25.7% (or $1.6 million) partly due to timing of expenses incurred from various membership organizations and partly due to increases in administrative support services from Georgia System Operations Company (GSOC), professional services and payroll expenses.

Total purchased power costs decreased 5.0% and 17.0% for the three-month and nine-month periods ended September 30, 2007 compared to the same periods of 2006. Purchased MWhs decreased 5.5% and 30.0% for the three months and nine months ended September 30, 2007 compared to the same periods of 2006. The average cost per MWh of total purchased power increased 0.6% and 18.5% for the three months and nine months ended September 30, 2007 compared to the same periods of 2006.

Purchased power costs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(dollars in thousands)		(dollars in thousands)
Capacity costs	$10,426	$10,305	$30,606	$35,172
Energy costs	40,300	43,076	91,276	111,735

Total	$50,726	$53,381	$121,882	$146,907

Kilowatt hours of purchased power	556,640	589,061	1,252,350	1,788,362
Cents per kilowatt hour	9.11¢	9.06¢	9.73¢	8.22¢

Purchased power capacity costs varied slightly in the current quarter of 2007 compared to the same quarter of 2006 and decreased 13.0% for the nine months ended September 30, 2007 as compared to the same period of 2006. Purchased power energy costs for the three-month and nine-month periods ended September 30, 2007 decreased 6.4% and 18.3% compared to the same periods of 2006. The decrease in purchased power capacity and energy costs for the nine months ended September 30, 2007 compared to the same period of 2006 resulted primarily from the decrease in purchased MWhs, which in turn resulted primarily from the termination of the GPC agreement, effective March 31, 2006, as discussed above. The average cost of purchased power energy decreased 1.0% and increased 16.7% for the three-month and six-month periods ended September 30, 2007 compared to the same periods of 2006. Purchased power energy costs, purchased MWhs and average cost of energy per MWh varied slightly for the current quarter of 2007 compared to the same quarter of 2006. The decrease in purchased power energy costs and volume of purchased power MWhs along with the increase in average energy cost per MWh during the nine-month period ended September 30, 2007 compared to the same period of 2006 was primarily due to the termination of the GPC purchased power agreement (with its favorable energy cost to Oglethorpe), effective March 31, 2006. The decrease in MWhs acquired under Oglethorpe's energy replacement program which replaces power from Oglethorpe owned generation facilities with lower price spot market purchased power energy also contributed to the decrease in purchased power energy costs and to the volume of purchased power MWhs.

Accretion expense represents the change in the asset retirement obligations due to the passage of time. For nuclear decommissioning, Oglethorpe records a regulatory asset or liability for the timing difference in accretion recognized under SFAS No. 143, "Accounting for Asset Retirement Obligations", compared to the expense recovered for ratemaking purposes. The accretion expense recognized is equal to the lesser of the earnings from both the decommissioning trust fund and the internal decommissioning fund or the ARO nuclear decommissioning expenses to be recognized under FAS No. 143. The earnings in the three-month and nine-month periods ended September 30, 2007 were $0.9 million higher and $1.5 million lower than in the same periods of 2006. As a result, accretion expense increased 51.4% and decreased 4.9%, respectively, during the three and nine months ended September 30, 2007 as compared to the same periods of 2006.

Depreciation and amortization expense decreased 9.3% (or $11.2 million) for the nine-month period ended September 30, 2007 compared to the same period of 2006. Depreciation and amortization expenses in 2007 were lower primarily because of accelerated amortization of deferred amortization of capital leases taken in 2006 in order to offset a portion of the gain from the 2006 sale of SO2 allowances. Depreciation and amortization expense remained relatively flat during the three months ended September 30, 2007 as compared to the same period of 2006.

Other Income

Investment income increased 40.0% (or $2.7 million) and 11.4% (or $3.3 million) in the three-month and nine-month periods in 2007 compared to the same periods of 2006. The increase for the three months and nine months ended September 30, 2007 compared to the same periods of 2006 resulted primarily from increased interest earnings on cash and cash equivalent investments principally as a result of higher average investment balances. The higher investment balances resulted primarily from cash generated due to the issuance of additional debt as discussed in "Interest Charges" below. The increase to investment income for the nine months ended September 30, 2007 was offset somewhat partly by the elimination of earnings from funds deposited in the Rural Utilities Service (RUS) Cushion of Credit Account and partly from lower earnings from the decommissioning trust fund as discussed above. Funds in the Cushion of Credit Account were utilized to pay debt service costs and as of September 30, 2006, there were no remaining deposits invested in the account; therefore, there has not been any additional income relative to these investments in subsequent periods.

Interest Charges

Interest on long-term debt and capital leases increased by 5.0% and 5.1% in the three months and nine months ended September 30, 2007 compared to the same periods of 2006. This increase resulted primarily from the issuance of $300 million in first mortgage bonds in October 2006; the proceeds are being used to fund the installation of environmental controls facilities at Plant Scherer, one of Oglethorpe's coal-fired generating plants, and for general corporate purposes.

Balance Sheet Analysis as of September 30, 2007

Assets

Property additions for the nine months ended September 30, 2007 totaled $123.1 million. Included in this total were expenditures of approximately $26 million for nuclear fuel and approximately $53 million for environmental control projects. The remaining expenditures were primarily for normal additions and replacements to existing generation facilities.

Construction work in progress increased by $71.4 million in the nine months ended September 30, 2007, primarily due to costs incurred for various replacement and improvement projects (including environmental control) at existing generation facilities.

The $15.0 million decrease in long-term investments was principally due to a $21.2 million decrease in the holdings of auction rate securities. The funds were primarily re-invested in commercial paper, which is short-term in nature.

Cash and cash equivalents decreased $97.4 million principally due to the timing of certain principal and interest payments, property additions and payments to GPC.

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

Receivables increased $31.3 million, or 34.2%. The increase was due in part to an increase of approximately $13.3 million in energy revenue (September 2007 vs. December 2006), which was largely a result of increased generation at the natural gas fired plants. In addition, the December 31, 2006 receivables balance included approximately $10.1 million of credits available to the Members for a Board approved reduction to 2006 revenue requirements. These credits were realized by the Members during the first quarter of 2007.

Deferred outage costs increased $4.5 million (net of amortization), or 17.6%, as a result of the deferral of approximately $9.0 million of refueling outage costs incurred at Plant Hatch Unit No. 2 and $11.3 million at Plant Vogtle Unit No. 2 during the nine months ended September 30, 2007. In addition, approximately $1.9 million was deferred for scheduled major maintenance costs at Plant Wansley Unit No. 1 and $5.6 million at Plant Scherer Unit No. 2. Deferred outage costs are amortized over the plant's operating cycle.

As a result of the adoption of FIN 48, Oglethorpe has reversed the valuation allowance of a $72 million deferred tax asset. For further discussion regarding the deferred tax asset see Note B of the Notes to Unaudited Condensed Financial Statements.

Other deferred charges increased $2.4 million primarily due to a $1.9 million increase in equipment prepayments to GPC. These prepayments are associated with refueling outages at Plant Hatch and Plant Vogtle.

Equity and Liabilities

Long-term debt and capital leases due within one year decreased 52.2%, or $122.4 million. The decrease was primarily a result of the reclassification of certain Federal Financing Bank (FFB) and Pollution Control Bond (PCB) debt to long-term debt. The reclassification was due in part to the maturity extension of $428 million of certain FFB debt in May 2007. In October 2007, Oglethorpe also refinanced $454 million of certain FFB debt and $182 million of certain PCB debt. The short-term portions of these debts were also reclassified to long-term debt in accordance with SFAS No. 6, "Classification of Short-term Obligations Expected to be Refinanced". For further discussion regarding the extension of the FFB debt maturities and FFB debt prepayment, see "Financings" below.

The decrease in accrued interest was largely due to the timing of a principal and interest payment for the Plant Scherer Unit No. 2 capital lease obligation. The December 31, 2006 accrued interest balance included an amount for the semi-annual lease payment that was due on January 2, 2007, while the balance at September 30, 2007 included only three months of accrued interest.

As a result of a $5.5 million increase in the unrealized gain associated with the nuclear decommissioning fund and an additional $1.3 million of accretion expense recorded as a result of decommissioning fund earnings, the deferred liability associated with asset retirement obligations increased by $7.3 million. For further discussion regarding accretion expense, see "Operating Expenses" above.

As a result of the adoption of FIN 48, Oglethorpe has recorded a $72 million long-term contingent tax liability. For further discussion regarding the long-term contingent tax liability see Note B of the Notes to Unaudited Condensed Financial Statements.

Other deferred credits and liabilities increased primarily due to a $4.5 million increase in liabilities associated with payments made to Oglethorpe by its Members. Approximately $2.2 million of the increase is associated with funding the future overhaul of the combustion turbine plants. An additional $2.3 million is associated with the funding of future debt payments.

Financial Condition

Capital Requirements and Liquidity and Sources of Capital

Environmental Capital Requirements

Oglethorpe's future capital expenditures depend in part on future environmental regulations, including future implementation of existing laws and regulations and how Oglethorpe and the other co-owners of coal-fired Plants Scherer and Wansley choose to comply with these regulations, once finalized. Regulations recently adopted by the Georgia Environmental Protection Division specify certain environmental control equipment that must be added to Georgia electric generating units, and by specific dates, including Plants Scherer and Wansley. As described in "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—Capital Requirements" in Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, Oglethorpe forecasted expenditures of $252 million for environmental compliance in 2007-2009. Oglethorpe also reported the likelihood of being required to spend $400 million to $600 million beyond 2009, in anticipation of finalization of regulations. As design work has continued to determine how best to retrofit the units with the required equipment, and as the construction environment is now being evaluated, the estimated cost to install these retrofits continues to be being refined. Current indications are that the capital expenditures required beyond 2009 will exceed $600 million, maybe by as much as $200 million to $300 million. Large construction projects such as these entail certain risks, as described in Item 1A of Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 2006. There can be no assurance that the cost of compliance with these regulations will not be higher, nor that future regulations will not require additional reductions in emissions or earlier compliance. See Note E of the Notes to Unaudited Condensed Financial Statements for more information on environmental compliance matters.

Liquidity

As of September 30, 2007, Oglethorpe had $876 million of unrestricted available liquidity to meet short-term cash needs and liquidity requirements. This liquidity consisted of (i) approximately $326 million in cash and cash equivalents, and (ii) $550 million available under three committed working capital line of credit facilities.

Oglethorpe has in place a five-year $450 million committed working capital line of credit supporting its commercial paper program that matures in July 2012. The line of credit contains a financial covenant requiring Oglethorpe to maintain patronage capital of at least $400 million, and at September 30, 2007, Oglethorpe had patronage capital in excess of $516 million. The facility also contains an additional covenant limiting Oglethorpe's secured indebtedness to no more than $8.5 billion and its unsecured indebtedness to no more than $4.0 billion. Oglethorpe's current debt levels are well below these thresholds.

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

Oglethorpe also had $40 million invested in auction rate securities at September 30, 2007. These securities have maturities in excess of one year and as such are classified as long-term investments. However, most of these securities re-price in auctions that occur every 35 days or less, and Oglethorpe could seek to liquidate these securities at the end of any auction period.

Financings

Oglethorpe has embarked on a program to refinance or otherwise reamortize a portion of its FFB and PCB debt to extend the maturities of this debt in connection with the extension, in 2005, of its Member wholesale power contracts from 2025 to 2050. In connection with this program, on October 3, 2007 Oglethorpe issued $500,000,000 of Series 2007 First Mortgage Bonds, the proceeds of which were used to prepay approximately $450 million of existing FFB debt and for other general purposes. This new fixed rate debt is subject to mandatory sinking fund redemptions occurring in 2024 to 2030, with a final maturity in 2031.

Also in connection with the debt reamortization program, on October 25, 2007 Oglethorpe issued $182 million of Series 2007 PCB debt, which was used to refinance a like amount of existing PCB debt, including $22 million scheduled to mature on January 1, 2008, $122 million scheduled to mature on January 1, 2018 and $38 million scheduled to mature on January 1, 2024. This $182 million of new variable rate PCB debt has bullet maturities that come due in the 2038 to 2040 time frame. The debt was secured under the Mortgage Indenture. Georgia Transmission Corporation (GTC) elected to participate in this refunding and assumed an obligation to pay $3.7 million of the Burke Series 2007A debt. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—Off-Balance Sheet Arrangements—GTC Debt Assumption" in Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

In September 2007, the RUS approved a $442 million loan for Oglethorpe representing two outstanding loan applications that were pending. Oglethorpe does not anticipate closing on this loan and advancing any funds thereunder until mid-2008.

For more detailed information regarding Oglethorpe's financing plans, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—Financing Activities" in Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Critical Accounting Policy

Oglethorpe's critical accounting policies have not changed from the policy reported in Oglethorpe's Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2006 except for the estimate recorded in conjunction with the adoption of FIN 48. See Note B of the Notes to Unaudited Condensed Financial Statements for further discussion.

New Accounting Interpretation and Standards

For discussion of FIN 48 and SFAS No. 159 and 157 see Notes B and C of the Notes to Unaudited Condensed Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Oglethorpe's market risks have not changed materially from the risks reported in Oglethorpe's Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2006.

Item 4. Controls and Procedures

As of September 30, 2007, Oglethorpe had carried out an evaluation, under the supervision and with the participation of its management, including its President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Oglethorpe's disclosure controls and procedures are effective.

There have been no changes in Oglethorpe's internal control over financial reporting or other factors that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, Oglethorpe's internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Environmental Matters

For information about legal and regulatory proceedings regarding environmental matters that could have an effect on Oglethorpe, see Note E of the Notes to Unaudited Condensed Financial Statements.

Item 1A. Risk Factors

There have not been any material changes in Oglethorpe's risk factors from those disclosed in Item 1A of Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

Number	Description
4.7.1(oo)	Fortieth Supplemental Indenture, dated as of October 1, 2007, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Oglethorpe Power Corporation First Mortgage Bonds, Series 2007.
4.7.1(pp)
Forty-First Supplemental Indenture, dated as of October 1, 2007, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2007A (Appling) Note, Series 2007B (Appling) Note, Series 2007A (Burke) Note, Series 2007B (Burke) Note, Series 2007C (Burke) Note, Series 2007D (Burke) Note, Series 2007E (Burke) Note, Series 2007F (Burke) Note and Series 2007A (Monroe) Note.
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

Oglethorpe Power Corporation (An Electric Membership Corporation)
Date: November 13, 2007	By:	/s/ Thomas A. Smith Thomas A. Smith President and Chief Executive Officer
Date: November 13, 2007		/s/ Elizabeth B. Higgins Elizabeth B. Higgins Chief Financial Officer (Principal Financial Officer)

QuickLinks

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Oglethorpe Power Corporation Notes to Unaudited Condensed Financial Statements September 30, 2007 and 2006
SIGNATURES