Form 10-Q
period 2008-03-31
OGLETHORPE POWER CORP
filed 2008-05-14
CIK 788816

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The registrant is a membership corporation and has no authorized or outstanding equity securities.

(This page has been left blank intentionally.)

OGLETHORPE POWER CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2008

		Page No.
PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Unaudited Condensed Balance Sheets as of March 31, 2008 and December 31, 2007	2
	Unaudited Condensed Statements of Revenues and Expenses For the Three Months ended March 31, 2008 and 2007	4
	Unaudited Condensed Statements of Patronage Capital and Membership Fees and Accumulated Other Comprehensive Deficit For the Three Months ended March 31, 2008 and 2007	5
	Unaudited Condensed Statements of Cash Flows For the Three Months ended March 31, 2008 and 2007	6
	Notes to Unaudited Condensed Financial Statements For the Three Months ended March 31, 2008 and 2007	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	20
PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Submission of Matters to a Vote of Security Holders	21
Item 5.	Other Information	21
Item 6.	Exhibits	22
SIGNATURES		23

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

Oglethorpe Power Corporation
Condensed Balance Sheets (Unaudited)
March 31, 2008 and December 31, 2007

	(dollars in thousands)
	2008	2007
Assets
Electric plant:
In service	$5,804,496	$5,792,476
Less: Accumulated provision for depreciation	(2,664,664)	(2,630,522)

	3,139,832	3,161,954
Nuclear fuel, at amortized cost	152,212	130,138
Construction work in progress	222,173	189,102

	3,514,217	3,481,194

Investments and funds, at fair value:
Decommissioning fund	231,918	239,974
Deposit on Rocky Mountain transactions	102,981	101,272
Bond, reserve and construction funds	4,572	5,614
Investment in associated companies	45,217	46,449
Long-term investments	98,944	109,170
Other	458	1,502

	484,090	503,981

Current assets:
Cash and cash equivalents, at cost	104,149	290,930
Restricted cash, at cost	—	48,124
Restricted short-term investments, at fair value	40,033	—
Receivables	92,015	60,672
Inventories, at average cost	149,545	149,871
Prepayments and other current assets	10,975	4,780

	396,717	554,377

Deferred charges:
Premium and loss on reacquired debt, being amortized	137,632	140,829
Deferred amortization of capital leases	89,968	91,446
Deferred debt expense, being amortized	36,966	37,356
Deferred outage costs, being amortized	38,318	29,833
Deferred tax assets	72,000	72,000
Deferred interest rate swap termination fees, being amortized	36,278	—
Deferred depreciation expense	21,477	14,318
Deferred asset associated with retirement obligations	9,001	—
Other	7,136	11,986

	448,776	397,768

	$4,843,800	$4,937,320

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Balance Sheets (Unaudited)
March 31, 2008 and December 31, 2007

	(dollars in thousands)
	2008	2007
Equity and Liabilities
Capitalization:
Patronage capital and membership fees	$523,237	$516,570
Accumulated other comprehensive deficit	(2,438)	(32,691)

	520,799	483,879
Long-term debt	3,259,786	3,291,424
Obligation under capital leases	258,946	260,943
Obligation under Rocky Mountain transactions	102,981	101,272

	4,142,512	4,137,518

Current liabilities:
Long-term debt and capital leases due within one year	109,972	143,400
Accounts payable	25,047	41,621
Accrued interest	19,481	20,153
Accrued and withheld taxes	7,105	7,122
Other current liabilities	4,706	17,311

	166,311	229,607

Deferred credits and other liabilities:
Gain on sale of plant, being amortized	35,392	36,011
Net benefit of Rocky Mountain transactions, being amortized	59,725	60,521
Asset retirement obligations	269,568	265,326
Accumulated retirement costs for other obligations	51,967	53,327
Deferred liability associated with retirement obligations	—	5,568
Interest rate swap arrangements	—	32,806
Long-term contingent liability	72,000	72,000
Other	46,325	44,636

	534,977	570,195

	$4,843,800	$4,937,320

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Revenues and Expenses (Unaudited)
For the Three Months Ended March 31, 2008 and 2007

	(dollars in thousands)
	Three Months
	2008	2007
Operating revenues:
Sales to Members	$291,310	$268,008
Sales to non-Members	333	315

Total operating revenues	291,643	268,323

Operating expenses:
Fuel	98,887	81,766
Production	69,745	63,670
Purchased power	36,398	30,878
Depreciation and amortization	29,843	36,366
Accretion	2,982	4,933
Gain on sale of emission allowances	(2)	—

Total operating expenses	237,853	217,613

Operating margin	53,790	50,710

Other income (expense):
Investment income	7,665	11,635
Other	2,659	2,612

Total other income	10,324	14,247

Interest charges:
Interest on long-term-debt and capital leases	55,628	52,256
Other interest	382	598
Allowance for debt funds used during construction	(2,337)	(1,496)
Amortization of debt discount and expense	3,774	4,144

Net interest charges	57,447	55,502

Net margin	$6,667	$9,455

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Patronage Capital and Membership Fees
and Accumulated Other Comprehensive Deficit (Unaudited)
For the Three Months Ended March 31, 2008 and 2007

	(dollars in thousands)
	Patronage Capital and Membership Fees	Accumulated Other Comprehensive (Deficit)	Total
Balance at December 31, 2006	$497,509	$(28,988)	$468,521

Components of comprehensive margin:
Net margin	9,455	—	9,455
Unrealized loss on interest rate swap arrangements	—	(33)	(33)
Unrealized gain on available-for-sale securities	—	119	119

Total comprehensive margin			9,541

Balance at March 31, 2007	$506,964	$(28,902)	$478,062

Balance at December 31, 2007	$516,570	$(32,691)	$483,879

Components of comprehensive margin:
Net margin	6,667	—	6,667
Realized deferred loss on interest rate swap arrangements	—	32,806	32,806
Unrealized loss on available-for-sale securities	—	(2,553)	(2,553)

Total comprehensive margin			36,920

Balance at March 31, 2008	$523,237	$(2,438)	$520,799

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2008 and 2007

	(dollars in thousands)
	2008	2007
Cash flows from operating activities:
Net margin	$6,667	$9,455

Adjustments to reconcile net margin to net cash used by operating activities:
Depreciation and amortization, including nuclear fuel	52,153	55,805
Accretion cost	2,982	4,933
Amortization of deferred gains	(1,415)	(1,415)
Allowance for equity funds used during construction	(598)	(364)
Settlement of interest rate swaps	(33,771)	—
Deferred outage costs	(17,389)	(17,874)
Other	675	1,502
Change in operating assets and liabilities:
Receivables	(39,267)	(15,658)
Inventories	326	(10,953)
Prepayments and other current assets	1,551	1,597
Accounts payable	(7,152)	(7,736)
Accrued interest	(672)	(11,716)
Accrued and withheld taxes	(17)	(10,705)
Other current liabilities	(11,425)	(3,525)

Total adjustments	(54,019)	(16,109)

Net cash used by operating activities	(47,352)	(6,654)

Cash flows from investing activities:
Property additions	(89,006)	(37,768)
Activity in decommissioning fund—Purchases	(118,133)	(143,596)
—Proceeds	115,373	138,875
Activity in bond, reserve and construction funds—Purchases	(35)	(46)
—Proceeds	1,077	1,005
Decrease in restricted cash and cash equivalents	48,124	18,312
Increase in other short-term investments	(40,033)	—
Decrease in investment in associated organizations	1,406	175
Activity in other long-term investments—Purchases	(172,111)	(181,123)
—Proceeds	178,226	192,418
Other	2,448	(1,074)

Net cash used in investing activities	(72,664)	(12,822)

Cash flows from financing activities:
Long-term debt proceeds	—	26,389
Long-term debt payments	(67,063)	(61,956)
Other	298	896

Net cash used in financing activities	(66,765)	(34,671)

Net decrease in cash and cash equivalents	(186,781)	(54,147)
Cash and cash equivalents at beginning of period	290,930	423,757

Cash and cash equivalents at end of period	$104,149	$369,610

Cash paid for:
Interest (net of amounts capitalized)	$54,345	$63,074
Plant expenditures included in ending accounts payable	$(10,602)	$1,805

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Notes to Unaudited Condensed Financial Statements
March 31, 2008 and 2007

(A)
General.    The condensed financial statements included in this report have been prepared by Oglethorpe Power Corporation (Oglethorpe), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the information furnished in this report reflects all adjustments (which include only normal recurring adjustments) and estimates necessary to fairly state, in all material respects, the results for the periods ended March 31, 2008 and 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to SEC rules and regulations, although Oglethorpe believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the SEC. The results of operations for the three-month period ended March 31, 2008 are not necessarily indicative of results to be expected for the full year. As noted in Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, substantially all of Oglethorpe's sales are to its 38 electric distribution cooperative members (the Members) and, thus, the receivables on the accompanying balance sheets are principally from its Members. (See "Notes to Financial Statements" in Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.)

(B)
Adoption of Financial Accounting Standard (SFAS) No. 157, "Fair Value Measurements."    On January 1, 2008, Oglethorpe adopted SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. In November 2007, the Financial Accounting Standards Board (FASB) issued a one-year deferral for the implementation of SFAS No. 157 for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The deferral is applicable for asset retirement obligations measured at fair value upon initial recognition under FASB Statement No. 143, "Accounting for Asset Retirement Obligations", or upon a remeasurement event. The effective date for the implementation of SFAS No. 157 for non-financial assets and non-financial liabilities is January 1, 2009.

  SFAS No. 157 is to be applied prospectively as of the first interim period for the fiscal year in which it is initially adopted, except for limited retrospective adoption for the following three items:

    •
    The valuation of financial instruments using blockage factors;

    •
    Financial instruments that were measured at fair value using the transaction price (as indicated in Emerging Issues Task Force (EITF) Issue 02-3); and

    •
    The valuation of hybrid financial instruments that were measured at fair value using the transaction price (as indicated in SFAS No. 155).

  The impact of adoption in these areas would be applied as a cumulative-effect adjustment to opening retained earnings, measured as the difference between the carrying amounts and the fair values of relevant assets and liabilities at the date of adoption. Oglethorpe does not have any of the three aforementioned items, therefore no transition adjustment will be recorded.

  SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

  •
  Level 1.  Quoted prices from active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Quoted prices in active markets provide the most reliable evidence of fair value and shall be used to measure fair value whenever available. Level 1 primarily consists of financial instruments that are exchange-traded.

  •
  Level 2.  Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Level 2 primarily consists of financial instruments that are non-exchange-traded but have significant observable inputs.

  •
  Level 3.  Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management's best estimate of fair value. Level 3 financial instruments are those whose fair value is based on significant unobservable inputs.

  As required by SFAS No. 157, assets and liabilities measured at fair value are based on one or more of the following three valuation techniques:

    1.
    Market approach.    The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business) and deriving fair value based on these inputs.

    2.
    Income approach.    The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts.

    3.
    Cost approach.    The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (often referred to as current replacement cost). This approach assumes that the fair value would not exceed what it would cost a market participant to acquire or construct a substitute asset or comparable utility, adjusted for obsolescence.

  The tables below detail assets and liabilities measured at fair value on a recurring and non-recurring basis (dollars in thousands).

  Assets and Liabilities Measured on a Recurring Basis

		Fair Value Measurements at Reporting Date Using
	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Decommissioning funds	$231,918	$168,059	$62,874	$985
Bond, reserve, and construction funds	4,572	—	4,572	—
Long term investments	98,944	47,760	19	51,165
Restricted short term investments	40,033	—	40,033	—
Natural gas swaps	7,969	—	7,969	—
Deposit on Rocky Mountain transactions	102,981	—	—	102,981
Investments in associated companies	45,217	—	—	45,217

  Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

	Decommissioning funds	Long-term investments		Deposit on Rocky Mountain transactions	Investments in associated companies

Assets:
Balance at January 1, 2008	$1,342	$7,300		$101,272	$46,449
Total gains or losses (realized/unrealized):
Included in earnings	(50)	—		—	—
Included in regulatory asset	20	—		—	—
Impairment included in other comprehensive deficit	—	(2,435)		—	—
Purchases, issuances, settlements	—	—		—	—
Transfers to Level 3	(327)	46,300	(1)	1,709	(1,232)

Balance at March 31, 2008	$985	$51,165		$102,981	$45,217

Liabilities:	Interest Rate Swaps

Balance at January 1, 2008	$30,526
Total gains or losses (realized/unrealized):
Included in other comprehensive deficit	3,245
Included in regulatory assets and liabilities	(33,771)

Balance at March 31, 2008	$—

  (1)
  Based on market conditions, Oglethorpe changed its valuation technique for auction rate securities to an income approach using a discounted cash flow model. Accordingly, these investments which are included in long-term investments on the condensed balance sheet changed from Level 1 to Level 3 within SFAS No. 157's three-tier fair value hierarchy during the period ending March 31, 2008.

  Realized losses included in earnings for the period are reported in other (expense) income.

  Assets and Liabilities Measured on a Nonrecurring Basis

		Fair Value Measurements at Reporting Date Using
	December 31, 2007	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Long-term debt	$3,503,861	—	—	$3,503,861

(C)
New Accounting Pronouncement.    In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities." The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. The new standard is effective January 1, 2009. Currently, the adoption of SFAS No. 161 is not expected to have any impact on Oglethorpe's results of operations or financial condition.

(D)
Accumulated Comprehensive Deficit.    The table below provides detail of the beginning and ending balance for each classification of accumulated other comprehensive deficit along with the amount of any reclassification adjustments included in margin for each of the periods presented in the Condensed Statements of Patronage Capital and Membership Fees and Accumulated Other Comprehensive Deficit. There were no material changes in the nature, timing or amounts of expected (gain) loss reclassified to net margin from the amounts disclosed in Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 2007. See Note G for further discussion regarding the termination of the interest rate swap arrangements.

  Oglethorpe's effective tax rate is zero; therefore, all amounts below are presented net of tax.

  Accumulated Other Comprehensive Deficit

	Interest Rate Swap Arrangements	Available-for-sale Securities	Total

	(dollars in thousands)
Balance at December 31, 2006	($28,584)	($404)	($28,988)

Unrealized gain/(loss)	(33)	119	86

Balance at March 31, 2007	($28,617)	($285)	($28,902)

Balance at December 31, 2007	($32,806)	$115	($32,691)

Unrealized gain/(loss)	—	(2,553)	(2,553)
Realized deferred loss	32,806	—	32,806

Balance at March 31, 2008	$ —	($2,438)	($2,438)

(E)
Environmental Matters.    Set forth below are environmental matters that could have an effect on Oglethorpe's financial condition or results of operations. At this time, the resolution of these matters is uncertain, and Oglethorpe has made no accruals for such contingencies and cannot reasonably estimate the possible loss or range of loss with respect to these matters.

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

  In general, environmental requirements are becoming increasingly stringent. New requirements may substantially increase the cost of electric service by requiring changes in the design or operation of existing facilities or changes or delays in the location, design, construction or operation of new facilities. Failure to comply with these requirements could result in the imposition of civil and criminal penalties as well as the complete shutdown of individual generating units not in compliance. Certain of Oglethorpe's debt instruments require us to comply in all material respects with laws, rules, regulations and orders imposed by applicable governmental authorities, which include current or future environmental laws and regulations. Should we fail to be in compliance with these requirements, it would constitute a default under such debt instruments. Oglethorpe cannot provide assurance that it will always be in compliance with current and future regulations.

  2.    Clean Air Act.    The Environmental Protection Agency (EPA) announced on March 27, 2008 that, in response to the Supreme Court's April 2007 decision in Massachusetts v. EPA, it intends to issue an Advance Notice of Proposed Rulemaking (ANPR) later this spring to consider potential regulation of greenhouse gas emissions from stationary and mobile sources under the Clean Air Act. Oglethorpe cannot predict at this time whether regulation of greenhouse gas emissions from its power plants will ultimately result from this action and the effects of any such regulation.

  In April 2007, the Sierra Club and the Coosa River Basin Initiative appealed two unsuccessful permit challenges involving operating permit renewals for Plants Scherer (co-owned by Oglethorpe), Bowen, Hammond and Branch to the U.S. Court of Appeals for the Eleventh Circuit. The permits were all challenged on the basis of not including compliance schedules to bring the sources into compliance with applicable opacity standards, not including an adequate statement of basis, and for Scherer and Bowen, not including compliance schedules to bring the sources into compliance with Prevention of Significant Deterioration requirements. Oglethorpe filed a motion to intervene on behalf of EPA in the case and that motion was granted. Briefing on the case was completed in December 2007, and oral argument occurred on March 31, 2008. A decision is expected from the Court later in 2008.

(F)
Pollution Control Revenue Bonds (PCBs).    The three major credit rating agencies are in the process of an on-going review of the monoline bond insurers as a result of the exposure some insurers have to financial guarantees provided on structured finance obligations, primarily those backed by subprime residential mortgages. Several bond insurers have already been downgraded below their historical triple-A rating levels or have had negative outlooks assigned to their triple-A ratings, including three insurers that provide guarantees on a significant portion of Oglethorpe's outstanding variable rate PCB indebtedness.

  Bond insurer downgrades have been most material as it relates to their impact on auction rate securities (ARS) guaranteed by the insurer, leading to increased focus on the underlying issuer credit, wider credit spreads, and failed auctions. A bond insurer downgrade can also affect the credit spread of insured variable rate demand bonds (VRDB); however, any effect is generally less than on ARS due to bank liquidity support on a VRDB which allows bonds to be put to the liquidity facility in the event of a failed remarketing.

  On March 31, 2008, Oglethorpe had outstanding $435 million of PCBs in the ARS mode and $410 million of PCBs in the VRDB mode. Oglethorpe has recently seen some of its ARS auctions fail due to investors moving away from the ARS market, and has also had VRDBs put to the supporting bank liquidity facilities due to the remarketing agents' inability to remarket the bonds as a result of a downgrade of the bond insurer. These events have resulted in higher variable rates of interest on the bonds, in some instances as high as 12.0%. At March 31, 2008, the weighted average interest rate on all of Oglethorpe's outstanding PCB debt was 6.3%.

  In light of these events, in two separate remarketings that closed in April 2008, Oglethorpe converted $312 million of its PCBs from the ARS mode to a Term Rate mode of interest as it had the option to do pursuant to the underlying bond documents. For more information on these interest rate mode conversions, see Oglethorpe's Form 8-K dated April 17, 2008 and Form 8-K dated April 24, 2008.

(G)
Interest Rate Swap Transactions.    As noted in Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, Oglethorpe terminated both the AIG Financial Products Corp. (AIG-FP) interest rate swaps and the JPMorgan Chase Bank (JPMC) interest rate swaps in March 2008. Oglethorpe made a termination payment to AIG-FP of $36,611,000 and received a termination payment from JPMC of $2,840,000. The amounts have been recorded as a regulatory asset and regulatory liability in accordance with SFAS No. 71, "Accounting for Effects of Certain Types of Regulation" and will be amortized into expense over the remaining original life of the Series 1993A bonds and 1994A bonds, or 2016 and 2019, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the Three Months Ended March 31, 2008 and 2007

Forward-Looking Statements and Associated Risks

This Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding, among other items, (i) anticipated transactions by Oglethorpe, (ii) Oglethorpe's future capital requirements and sources of capital and (iii) achievement of a minimum 1.10 Margins for Interest Ratio (MFI Ratio). These forward-looking statements are based largely on Oglethorpe's current expectations and are subject to a number of risks and uncertainties, some of which are beyond Oglethorpe's control. For factors that could cause actual results to differ materially from those anticipated by these forward-looking statements, see Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, in particular Item 1A—Risk Factors. In light of these risks and uncertainties, there can be no assurance that events anticipated by the forward-looking statements contained in this Quarterly Report will in fact transpire.

Net Margin

Oglethorpe's net margin for the three-month period ended March 31, 2008 was $6.7 million compared to $9.5 million for the same period of 2007. The net margin variance for the three-month period ended March 31, 2008 compared to the same period of 2007 was primarily due to budgeted interest on long-term debt and capital leases in 2008 being lower than the actual amount. In 2007 the actual amount of interest on long-term debt and capital leases was slightly lower than budgeted amount.

Throughout the year, Oglethorpe monitors its financial results and, with Board approval, makes budget adjustments when and as necessary to ensure that a net margin equivalent to the minimum 1.10 MFI Ratio required under the Mortgage Indenture is achieved. Oglethorpe's management anticipates that the margin for the year ending December 31, 2008 will be approximately $19.5 million, which will yield an MFI Ratio of 1.10. For additional information on Oglethorpe's margin requirement, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Summary of Cooperative Operations—Rates and Regulation" in Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Operating Revenues

Oglethorpe's operating revenues fluctuate from period to period based on factors including weather and other seasonal factors, load growth in the service territories of its Members, operating costs, availability of electric generation resources, Oglethorpe's decisions of whether to dispatch its owned or purchased resources or Member-owned resources over which it has dispatch rights, and by Members' decisions of whether to purchase a portion of their hourly energy requirements from Oglethorpe's resources or from other suppliers.

Total revenues from sales to Members were 8.7% higher in the three-month period ended March 31, 2008 than such revenues for the same period of 2007. Megawatt-hour (MWh) sales to Members increased 7.8% in the current quarter of 2008 versus the same quarter of 2007. The average total revenue per MWh from sales to Members increased 0.9% for the three-month period ended March 31, 2008 compared to the same period of 2007.

The components of Member revenues for the three months ended March 31, 2008 and 2007 were as follows (amounts in thousands except for cents per kilowatt hour):

	Three Months Ended March 31,
	2008	2007
Capacity revenues	$150,478	$151,871
Energy revenues	140,832	116,137

Total	$291,310	$268,008

Kilowatt hours sold to Members	5,348,914	4,964,030
Cents per kilowatt hour	5.45¢	5.40¢

Capacity revenues for the three-month period ended March 31, 2008 remained relatively constant compared to the same period of 2007. Energy revenues were 21.3% higher for the three-month period ended March 31, 2008 compared to the same period of 2007. Oglethorpe's average energy revenue per MWh from sales to Members was 12.5% higher for the current period of 2008 as compared to the same period of 2007. The increase in energy revenues and energy revenues per MWh for the three months ended March 31, 2008 was primarily due to an increase in the pass through of higher fuel costs (partly due to higher generation and partly due to the change in the generation mix) and higher purchased power energy costs (primarily due to the higher volume of purchased MWhs). For a discussion of fuel costs and purchased power costs, see "Operating Expenses" below.

Operating Expenses

Operating expenses for the three-month period ended March 31, 2008 increased 9.3% compared to the same period of 2007. The increase in operating expenses for the current quarter of 2008 compared to the same quarter of 2007 was primarily due to higher fuel costs, production expenses and purchased power costs offset somewhat by lower depreciation and amortization expense.

For the three-month period ended March 31, 2008 compared to the same period of 2007, total fuel costs increased 20.9% while total generation increased 7.1%. Average fuel costs per MWh increased 12.9% in the current period of 2008 compared to the same period of 2007. The increase in total and average fuel costs for the three-month period ended March 31, 2008 as compared to the same period of 2007 resulted primarily from increased generation of higher cost coal-fired generation at Plant Wansley and from higher cost natural gas-fired generation from the Chattahoochee energy facility. Gas-fired and coal-fired generation have a higher average cost per MWh of generation as compared to nuclear generation.

Production costs increased 9.5% for the three-month period ended March 31, 2008 compared to the same period of 2007. The increase was primarily due to (1) major maintenance outage costs at the Doyle energy facility in 2008 (there were no major maintenance outage costs in the same period of 2007), (2) an increase in security personnel headcount at the nuclear generating facilities as well as hiring of replacement workers for a retiring workforce, and (3) an increase in amortization of deferred nuclear refueling outage costs and increased amortization of deferred operations and maintenance (O&M) outage costs for coal-fired generation plants in 2008 compared to 2007.

Total purchased power costs increased 17.9% for the three-month period ended March 31, 2008 compared to the same period of 2007. Purchased MWhs increased 29.2% for the three months ended March 31, 2008 compared to the same period of 2007. The average cost per MWh of total purchased power decreased 8.8% for the three months ended March 31, 2008 compared to the same period of 2007.

Purchased power costs were as follows (amounts in thousands except for cents per kilowatt hour):

	Three Months Ended March 31,
	2008	2007
Capacity costs	$10,220	$10,034
Energy costs	26,178	20,844

Total	$36,398	$30,878

Kilowatt hours of purchased power	381,964	295,617
Cents per kilowatt hour	9.53¢	10.45¢

Purchased power capacity costs remained relatively unchanged in the current quarter of 2008 compared to the same quarter of 2007. Purchased power energy costs for the three-month period ended March 31, 2008 increased 25.6% compared to the same period of 2007. The average cost of purchased power energy decreased 2.8% for the three-month period ended March 31, 2008 compared to the same period of 2007. The increase in MWhs acquired under Oglethorpe's energy replacement program, which replaces power from Oglethorpe owned generation facilities with lower price spot market purchased power energy, was primarily responsible for the increase in purchased power energy costs and for the increase volume of purchased power MWhs, along with the corresponding decrease in the average cost per MWh of purchased power energy. In addition, an increase in MWhs acquired under a purchased power agreement with Morgan Stanley also contributed to the increase in purchased power energy costs.

Accretion expense represents the change in Oglethorpe's asset retirement obligations due to the passage of time. For nuclear decommissioning, Oglethorpe records a regulatory asset or liability for the timing difference in accretion recognized under SFAS No. 143, "Accounting for Asset Retirement Obligations", compared to the expense recovered for ratemaking purposes. The accretion expense recognized by Oglethorpe is equal to the lesser of the earnings from both the decommissioning trust fund and the internal decommissioning fund or the asset retirement obligation for nuclear decommissioning expenses to be recognized under SFAS No. 143. The earnings on the decommissioning funds in the first quarter of 2008 were $2.0 million lower than in the same period of 2007. As a result, accretion expense decreased $2.0 million during the three months ended March 31, 2008 as compared to the same period of 2007.

Depreciation and amortization expense decreased 17.9% (or $6.5 million) for the three-month period ended March 31, 2008 compared to the same period of 2007. Depreciation and amortization expenses in 2008 were lower primarily due to lower depreciation expenses for Plant Vogtle of $7.2 million. In June 2007, Georgia Power Company (GPC), as agent for the co-owners, filed an application with the Nuclear Regulatory Commission (NRC) to extend the licenses for Vogtle Unit No. 1 and Unit No. 2 for an additional 20 years. Effective July 1, 2007, Oglethorpe under the provisions of SFAS No. 71 began deferring the difference between Plant Vogtle depreciation expense based on the current 40-year operating license versus depreciation expense based on the applied for 20-year license extension. The deferral amount will be amortized to depreciation expense over the remaining life of Plant Vogtle beginning in the year the license extension is approved by the NRC. The approval from the NRC is expected mid-2009 or later.

Other Income

Investment income decreased 34.1% (or $4.0 million) in the three-month period ending March 31, 2008 compared to the same period of 2007. The decrease for the three months ended March 31, 2008 compared to the same period of 2007 resulted partly from decreased interest earnings on cash and cash equivalent investments partly as a result of higher average investment balances and partly from higher interest rates on those investments in 2007 as compared to 2008. In addition, lower earnings from the decommissioning trust fund in 2008 compared to the same period of 2007 also contributed to the decrease as discussed above.

Interest Charges

Interest on long-term debt and capital leases increased by 6.5% in the three months ended March 31, 2008 compared to the same period of 2007. This increase resulted primarily from negative events in the capital markets which affected the cost of borrowing for Oglethorpe as it relates to PCBs in ARS mode and PCBs in VRDB mode as well as the borrowing costs incurred under the AIG-FP and JPMC interest rate swap transactions. For further discussion of the negative events in the capital markets and the early termination of the interest rate swaps, see Note F and G of Notes to Unaudited Condensed Financial Statements.

Balance Sheet Analysis as of March 31, 2008

Assets

Property additions for the three months ended March 31, 2008 totaled $89.0 million. The expenditures were primarily for environmental control systems being installed at Oglethorpe's coal-fired generation plants, nuclear fuel, and normal additions and replacements to existing generation facilities.

The $22.1 million increase in nuclear fuel was due primarily to the timing of purchases and increased uranium costs.

Construction work in progress increased by $33.1 million in the three months ended March 31, 2008, primarily due to costs incurred for various replacement and improvement projects (including environmental control systems) at existing generation facilities.

Cash and cash equivalents decreased $186.8 million principally due to payments for property additions, payments to GPC for operation and maintenance costs, the timing of certain principal and interest payments and interest rate swap termination payments.

Restricted cash and cash equivalents at December 31, 2007 represented a portion of the proceeds obtained from the October 2007 refinancing of certain indebtedness associated with PCBs. These proceeds, which were on deposit with a trustee, were subsequently used in the first quarter of 2008 to pay principal related to the refinanced PCB debt that was called or matured in January 2008.

Restricted short-term investments represent funds deposited into a Rural Utilities Service (RUS) Cushion of Credit Account with the U.S. Treasury. Funds in the account earn interest at a guaranteed rate of 5% per annum, which is more than Oglethorpe is currently earning on its general fund investments. The funds, and any interest earned thereon, can only be applied to future debt service on RUS and RUS-guaranteed Federal Financing Bank notes.

During the first quarter of 2008, receivables increased $31.3 million, or 51.7%. The December 31, 2007 receivables balance included approximately $46.7 million of credit available to the Members for a Board approved reduction to 2007 revenue requirements. The increase in receivables was largely due to approximately $24.2 million of these credits being realized by the Members during the first quarter of 2008. The increase was also partially due to an additional $16.5 million receivable from GPC being recorded during the first quarter of 2008, which was primarily for the amount of estimated payments made for certain plant capital expenditures that exceeded the amounts incurred. Partially offsetting the increase in receivables was a $7.7 million increase in the contra receivable associated with the unrealized gain on natural gas hedges.

The $6.2 million increase in prepayments and other current assets was primarily the result of a $7.7 million increase in the asset associated with the unrealized gain on natural gas hedges. The unrealized gain increased as a result of an increase in the mark to market prices. Partially offsetting this increase was the amortization of prepaid insurance balances.

Deferred outage costs increased $8.5 million (net of amortization), or 28.4%, as a result of the deferral of approximately $9.9 million of refueling outage costs incurred at Plant Hatch Unit No. 1 and $5.8 million at Plant Vogtle Unit No. 1 during the three months ended March 31, 2008. In addition, approximately $1.6 million was deferred for scheduled major maintenance costs at Plant Wansley Unit No. 2. Deferred outage costs are amortized over the plant's operating cycle.

As a result of the termination of AIG-FP interest rate swaps during the quarter ended March 31, 2008, Oglethorpe recorded a $36.6 million regulatory asset. For further discussion regarding the interest rate swap terminations, see Note G of the Notes to Unaudited Condensed Financial Statements.

The increase in the deferred asset associated with retirement obligations is primarily due to a $13.4 million decrease in the unrealized gain associated with the nuclear decommissioning fund and the corresponding increase in the deferred charge (a $5.6 million deferred credit existed at December 31, 2007). Consistent with Oglethorpe's ratemaking policy, unrealized gains or losses from the nuclear decommissioning fund are added to or deducted from the deferred asset retirement obligation assets or credits. The deferred asset or credit also increases or decreases to the extent of timing differences between accretion expense recognized under SFAS No. 143 and amounts recovered through ratemaking policy (via decommissioning fund earnings). Earnings on the decommissioning fund were approximately $1.3 million less than the related accretion expense, which resulted in the deferred charge also being increased by this amount. For further discussion regarding accretion expense, see "Operating Expenses" above.

Deferred depreciation expense represents amounts being deferred in relation to the application made to the NRC to extend the licenses for Vogtle Unit No. 1 and Unit No. 2 for an additional 20 years. For further discussion regarding this deferral of depreciation expense, see "Operating Expenses" above.

Other deferred charges decreased $4.9 million primarily due to a $3.0 million decrease in equipment prepayments to GPC. These prepayments are associated with refueling outages at Plant Hatch and Plant Vogtle. The decrease was also partially due to the termination of the JPMC interest rate swaps. For further discussion regarding the interest rate swap terminations, see Note G of the Notes to Unaudited Condensed Financial Statements.

Equity and Liabilities

Primarily as a result of the termination payment made to settle the AIG-FP interest rate swaps, accumulated other comprehensive deficit decreased by $30.3 million. For further discussion regarding the accumulated other comprehensive deficit and the interest rate swap terminations, see Notes D and G of the Notes to Unaudited Condensed Financial Statements.

Long-term debt and capital leases due within one year decreased 23.3%, or $33.4 million. The decrease was primarily a result of PCB debt payments made in January 2008. In addition to the normal PCB current maturities, the December 31, 2007 balance included approximately $30.1 million for PCB debt that was redeemed early. The March 31, 2008 balance for PCB debt included only the normal scheduled current maturities.

Accounts payable decreased 39.8%, or $16.6 million, primarily as a result of a $16.8 million decrease in the payable to GPC for operation, maintenance and capital costs. The payable to GPC includes true-up amounts for current and prior month expenditures. The true-up amounts vary to the extent that actual expenditures are different from GPC's estimates of these costs. At March 31, 2008, payments made for costs at certain plants exceeded the estimates and these true-up amounts were recorded as a receivable from GPC.

As a result of a $13.4 million decrease in the unrealized gain associated with the nuclear decommissioning fund, the deferred liability associated with asset retirement obligations converted to a deferred charge and was recorded as an asset.

The liability associated with the interest rate swap arrangements was settled by the payment made to terminate the AIG-FP interest rate swap. For further discussion regarding the interest rate swap terminations, see Note G of the Notes to Unaudited Condensed Financial Statements.

Financial Condition

Capital Requirements and Liquidity and Sources of Capital

Environmental Capital Requirements

Oglethorpe's future capital expenditures depend in part on future environmental regulations, including future implementation of existing laws and regulations and how Oglethorpe and the other co-owners of coal-fired Plants Scherer and Wansley choose to comply with these regulations once finalized. Regulations adopted by the Georgia Environmental Protection Division specify certain environmental control equipment that must be added to Georgia electric generating units by specific dates, including Plants Scherer and Wansley. As described in "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—Capital Requirements" in Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, Oglethorpe forecasts expenditures of $900 million in the period 2008 through 2014 to complete environmental compliance projects underway at Plants Scherer and Wansley. As regulations are finalized and design work continues to determine how best to retrofit the units with the required equipment, and as the construction environment, including the rising cost of material and labor, continues to evolve, the estimated cost to install these retrofits continues to be refined. Large construction projects such as these entail certain risks, as described in Item 1A—Risk Factors of Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 2007. These forecasted expenditures are based on information available to Oglethorpe on the date of this Quarterly Report on Form 10-Q; however, there can be no assurance that the cost of compliance with these regulations will not be higher, nor that future regulations will not require additional reductions in emissions or earlier compliance. See Note E of the Notes to Unaudited Condensed Financial Statements for more information on environmental compliance matters.

Liquidity

As of March 31, 2008, Oglethorpe had $654 million of unrestricted available liquidity to meet short-term cash needs and liquidity requirements. This liquidity consisted of (i) $104 million in cash and cash equivalents, and (ii) $550 million available under three committed working capital line of credit facilities.

Oglethorpe has in place a five-year $450 million committed working capital line of credit supporting its commercial paper program that matures in July 2012. The line of credit contains a financial covenant requiring Oglethorpe to maintain patronage capital of at least $400 million, and at March 31, 2008, Oglethorpe had patronage capital in excess of $523 million. The facility also contains an additional covenant limiting Oglethorpe's secured indebtedness to no more than $8.5 billion and its unsecured indebtedness to no more than $4.0 billion. Oglethorpe's current debt levels are well below these thresholds.

Oglethorpe also has in place two $50 million committed lines of credit, one with National Rural Utilities Cooperative Finance Corporation (CFC) that matures in October 2008, and one with CoBank, ACB that matures in November 2008. Oglethorpe expects to renew the CFC and CoBank credit facilities prior to their respective expiration dates. There are currently no amounts outstanding under either the CFC or CoBank credit facilities.

In April and May 2008, Oglethorpe issued a total of approximately $260 million of commercial paper and used the proceeds to redeem the Series 1993A and Series 1994A PCBs, whose interest cost had increased due to a downgrade of the bond insurer. Oglethorpe expects to repay this commercial paper in July 2008 using the proceeds from the issuance of the Series 2008 refunding bonds. See "Financings" below for a more detailed discussion of the Series 1993A and Series 1994A redemptions and the related refinancing of these bonds.

In addition to the unrestricted available liquidity discussed above, Oglethorpe also had approximately $51 million invested in ARS at March 31, 2008. These securities have maturities in excess of one year and as such are classified as long-term investments. However, most of these securities re-price in auctions that occur every 35 days or less, and Oglethorpe can seek to liquidate these securities at the end of any auction period. Recently, however, there have been failed auctions on the auction rate investments held by Oglethorpe, requiring Oglethorpe to hold the investments during the subsequent auction period. Oglethorpe is currently liquidating these investments when possible. See "Negative Events in the Capital Markets" in Oglethorpe's Annual Report on Form 10-K for the year ended December 31, 2007 for a more detailed discussion of current events causing failed auctions.

Financings

Oglethorpe embarked on a program to refinance or otherwise reamortize a portion of its Federal Financing Bank and PCB debt to extend the maturities of this debt in connection with the extension, in 2005, of its Member wholesale power contracts from 2025 to 2050. This program will be completed later this year in connection with a Series 2008 PCB refinancing, totaling approximately $220 million, which Oglethorpe anticipates closing in October. There are several aspects to this financing transaction, including: i) the refinancing of $10 million of PCB principal maturing January 1, 2009 and an extension of the maturities on this debt, ii) the refinancing of the remaining $123 million of PCBs in the ARS mode and an extension of the maturities on this debt, and iii) issuing approximately $85 million in new tax-exempt debt. The new tax-exempt debt is part of $150 million in new tax-exempt financing allocations received in 2005 and 2006 for costs related to qualifying solid-waste equipment in connection with environmental compliance projects underway at Plants Scherer and Wansley. This PCB debt will be secured under the Mortgage Indenture.

In order to reduce the interest rate that Oglethorpe was paying on $255 million of outstanding PCBs due to a downgrade of the existing bond insurer, in April and May of 2008 Oglethorpe issued commercial paper and used the proceeds to redeem the Series 1993A and Series 1994A bonds. Oglethorpe expects to pay off the commercial paper through the issuance of $255 million of Series 2008 refunding bonds in July 2008. While this transaction is being undertaken mainly to replace the downgraded bond insurer with a triple-A rated bond insurer, this transaction will also provide for an immediate extension of the maturities, rather than over time as the principal of the 1993A and 1994A bonds was scheduled to mature in January of each year through 2016 and 2019, respectively. The PCB debt will be secured under the Mortgage Indenture.

In 2006, Oglethorpe received an allocation from the Internal Revenue Service (IRS) to issue $24 million of Clean Renewable Energy Bonds (CREBs) to fund an upgrade project currently underway at its Rocky Mountain generating facility. CREBs are zero coupon bonds, and in lieu of receiving an interest payment from the issuer the bondholder receives a credit against federal income tax liability. Oglethorpe had its CREB application submitted to the IRS on its behalf by CFC, along with the applications of other electric cooperatives. CFC, as a qualified issuer under the program, will issue the bonds and in turn loan the proceeds at a low rate of interest (approximately one percent) to the cooperatives whose applications were approved. Unless federal authority for CREBs is expanded, the bonds must be issued by December 31, 2008. Oglethorpe anticipates closing its CREBs related loan with CFC later in 2008.

For more detailed information regarding Oglethorpe's financing plans, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—Financing Activities" in Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Newly Adopted or Issued Accounting Standards

For a discussion of SFAS No. 157 and SFAS No. 161, see Notes B and C of Notes to Unaudited Condensed Financial Statements, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Oglethorpe's market risks have not changed materially from the risks reported in Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 4. Controls and Procedures

As of March 31, 2008, Oglethorpe had carried out an evaluation, under the supervision and with the participation of its management, including its President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Oglethorpe's disclosure controls and procedures are effective.

There have been no changes in Oglethorpe's internal control over financial reporting or other factors that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, Oglethorpe's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Environmental Matters

For information about legal and regulatory proceedings regarding environmental matters that could have an effect on Oglethorpe, see Note E of the Notes to Unaudited Condensed Financial Statements.

Item 1A. Risk Factors

There have not been any material changes in Oglethorpe's risk factors from those disclosed in Item 1A of Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5. Other Information

In its Annual Report on Form 10-K for the fiscal year ended December 31, 2007, Oglethorpe reported that it was participating in 30% of the cost of the license applications and other development activities for two additional nuclear units at Plant Vogtle, where it owns 30% of the two existing nuclear units. In August 2006, Southern Nuclear Operating Company, on behalf of GPC and the other potential co-owners, filed an application to the NRC for early site permits for these two additional units, and in March 2008 filed an application for combined construction permits and operating licenses for two 1100 MW units, using the Westinghouse AP1000 technology. The proposed commercial operation dates are 2016 and 2017. On April 8, 2008, GPC, for itself and as agent for the other potential co-owners (the Owners), signed an Engineering, Procurement and Construction (EPC) Contract with Westinghouse Electric Company, LLC, and Stone & Webster, Inc., (the Consortium). Pursuant to the EPC Contract, the Consortium would supply and construct the entire facility with the exception of certain owner-supplied items. Under the EPC Contract, the Owners will pay a purchase price that would be subject to certain price escalation and adjustments, adjustments for change orders and performance bonuses. Each Owner is severally (not jointly) liable to the Consortium based on its ownership share. On May 1, 2008, GPC submitted its self-build nuclear proposal in connection with its request for proposals for baseload capacity. No one else submitted a proposal. GPC will submit its final recommendation to the Georgia Public Service Commission (PSC) for certification on August 1, 2008.

Under the terms of a development agreement with GPC and the other potential co-owners, Oglethorpe may reduce its initial ownership interest prior to July 2, 2008 and be refunded a pro rata share of amounts paid, with interest. Oglethorpe will also have limited opportunities during the PSC certification process to reduce its ownership percentage, albeit without getting a refund for amounts paid to date. If Oglethorpe remains as a 30% participant, its estimated total costs, including financing costs, would be approximately $4.2 billion. In December 2006, Oglethorpe submitted a $1.8 billion loan application to RUS covering its potential 30% share in these proposed two nuclear units, which was based on a preliminary cost estimate. In addition to RUS financing, Oglethorpe is evaluating other sources of financing for this project, including the issuance of tax-exempt bonds for any equipment that may qualify for such financing.

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

Oglethorpe Power Corporation (An Electric Membership Corporation)
Date: May 13, 2008	By:	/s/ Thomas A. Smith Thomas A. Smith President and Chief Executive Officer
Date: May 13, 2008		/s/ Elizabeth B. Higgins Elizabeth B. Higgins Chief Financial Officer (Principal Financial Officer)

QuickLinks

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Oglethorpe Power Corporation Notes to Unaudited Condensed Financial Statements March 31, 2008 and 2007
SIGNATURES