Form 10-Q
period 2008-06-30
OGLETHORPE POWER CORP
filed 2008-08-12
CIK 788816

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one): Large Accelerated Filer ☐    Accelerated Filer ☐    Non-Accelerated Filer ☒ (Do not check if a smaller reporting company)    Smaller Reporting Company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The registrant is a membership corporation and has no authorized or outstanding equity securities.

(This page has been left blank intentionally.)

OGLETHORPE POWER CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2008

		Page No.
PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements	4
	Unaudited Condensed Balance Sheets as of June 30, 2008 and December 31, 2007	4
	Unaudited Condensed Statements of Revenues and Expenses For the Three Months and Six Months ended June 30, 2008 and 2007	6
	Unaudited Condensed Statements of Patronage Capital and Membership Fees and Accumulated Other Comprehensive Deficit For the Six Months ended June 30, 2008 and 2007	7
	Unaudited Condensed Statements of Cash Flows For the Six Months ended June 30, 2008 and 2007	8
	Notes to Unaudited Condensed Financial Statements For the Six Months ended June 30, 2008 and 2007	9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Submission of Matters to a Vote of Security Holders	25
Item 5.	Other Information	25
Item 6.	Exhibits	26
SIGNATURES		27

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

Oglethorpe Power Corporation
Condensed Balance Sheets (Unaudited)
June 30, 2008 and December 31, 2007

	(dollars in thousands)
	2008	2007
Assets
Electric plant:
In service	$5,823,387	$5,792,476
Less: Accumulated provision for depreciation	(2,692,330)	(2,630,522)

	3,131,057	3,161,954
Nuclear fuel, at amortized cost	166,693	130,138
Construction work in progress	249,348	189,102

	3,547,098	3,481,194

Investments and funds:
Decommissioning fund	229,968	239,974
Deposit on Rocky Mountain transactions	104,689	101,272
Bond, reserve and construction funds	4,591	5,614
Investment in associated companies	44,849	46,449
Long-term investments	93,047	109,170
Other	458	1,502

	477,602	503,981

Current assets:
Cash and cash equivalents	100,234	290,930
Restricted cash, at cost	—	48,124
Receivables	135,768	60,672
Inventories, at average cost	146,973	149,871
Prepayments and other current assets	20,950	4,780

	403,925	554,377

Deferred charges:
Premium and loss on reacquired debt, being amortized	136,351	140,829
Deferred amortization of capital leases	88,462	91,446
Deferred debt expense, being amortized	36,688	37,356
Deferred outage costs, being amortized	34,340	29,833
Deferred tax assets	72,000	72,000
Deferred interest rate swap termination fees, being amortized	35,281	—
Deferred depreciation expense	28,636	14,318
Deferred asset associated with retirement obligations	15,714	—
Other	12,424	11,986

	459,896	397,768

	$4,888,521	$4,937,320

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Balance Sheets (Unaudited)
June 30, 2008 and December 31, 2007

	(dollars in thousands)
	2008	2007
Equity and Liabilities
Capitalization:
Patronage capital and membership fees	$532,055	$516,570
Accumulated other comprehensive deficit	(4,412)	(32,691)

	527,643	483,879
Long-term debt	3,014,362	3,291,424
Obligation under capital leases	236,520	260,943
Obligation under Rocky Mountain transactions	104,689	101,272

	3,883,214	4,137,518

Current liabilities:
Long-term debt and capital leases due within one year	107,666	143,400
Accounts payable	50,820	41,621
Short-term borrowings	260,290	—
Accrued interest	29,336	20,153
Accrued and withheld taxes	13,959	7,122
Other current liabilities	5,566	17,311

	467,637	229,607

Deferred credits and other liabilities:
Gain on sale of plant, being amortized	34,774	36,011
Net benefit of Rocky Mountain transactions, being amortized	58,929	60,521
Asset retirement obligations	272,883	265,326
Accumulated retirement costs for other obligations	51,457	53,327
Deferred liability associated with retirement obligations	—	5,568
Interest rate swap arrangements	—	32,806
Long-term contingent liability	72,000	72,000
Other	47,627	44,636

	537,670	570,195

	$4,888,521	$4,937,320

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Revenues and Expenses (Unaudited)
For the Three and Six Months Ended June 30, 2008 and 2007

	(dollars in thousands)
	Three Months		Six Months
	2008	2007	2008	2007
Operating revenues:
Sales to Members	$319,045	$302,363	$610,355	$570,371
Sales to non-Members	240	431	573	746

Total operating revenues	319,285	302,794	610,928	571,117

Operating expenses:
Fuel	119,903	105,452	218,790	187,218
Production	69,052	65,203	138,798	128,873
Purchased power	43,101	40,278	79,499	71,156
Depreciation and amortization	29,931	36,628	59,774	72,994
Other	(1,591)	4,835	1,389	9,768

Total operating expenses	260,396	252,396	498,250	470,009

Operating margin	58,889	50,398	112,678	101,108

Other income (expense):
Investment income	2,403	11,658	10,067	23,293
Other	2,444	2,171	5,105	4,783

Total other income	4,847	13,829	15,172	28,076

Interest charges:
Interest on long-term-debt and capital leases	53,378	52,605	109,006	104,861
Other interest	476	624	858	1,222
Allowance for debt funds used during construction	(2,813)	(1,528)	(5,149)	(3,024)
Amortization of debt discount and expense	3,877	4,172	7,650	8,316

Net interest charges	54,918	55,873	112,365	111,375

Net margin	$8,818	$8,354	$15,485	$17,809

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Patronage Capital and Membership Fees
and Accumulated Other Comprehensive Deficit (Unaudited)
For the Six Months Ended June 30, 2008 and 2007

	(dollars in thousands)
	Patronage Capital and Membership Fees	Accumulated Other Comprehensive (Deficit)	Total
Balance at December 31, 2006	$497,509	$(28,988)	$468,521

Components of comprehensive margin:
Net margin	17,809		17,809
Unrealized gain on interest rate swap arrangements		4,969	4,969
Unrealized gain on available-for-sale securities		97	97

Total comprehensive margin			22,875

Balance at June 30, 2007	$515,318	$(23,922)	$491,396

Balance at December 31, 2007	$516,570	$(32,691)	$483,879

Components of comprehensive margin:
Net margin	15,485		15,485
Realized deferred loss on interest rate swap arrangements		32,806	32,806
Unrealized loss on available-for-sale securities		(4,527)	(4,527)

Total comprehensive margin			43,764

Balance at June 30, 2008	$532,055	$(4,412)	$527,643

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2008 and 2007

	(dollars in thousands)
	2008	2007
Cash flows from operating activities:
Net margin	$15,485	$17,809

Adjustments to reconcile net margin to net cash used by operating activities:
Depreciation and amortization, including nuclear fuel	105,947	115,330
Accretion cost	1,716	10,162
Amortization of deferred gains	(2,830)	(2,830)
Allowance for equity funds used during construction	(1,300)	(761)
Deferred outage costs	(21,858)	(27,780)
Other	1,263	2,887
Change in operating assets and liabilities:
Receivables	(90,829)	(30,384)
Inventories	2,898	(14,328)
Prepayments and other current assets	(669)	(688)
Accounts payable	20,076	5,362
Accrued interest	9,182	(1,611)
Accrued and withheld taxes	6,837	(5,743)
Other current liabilities	(10,501)	(1,008)
Settlement of interest rate swaps	(33,771)	—

Total adjustments	(13,839)	48,608

Net cash provided by operating activities	1,646	66,417

Cash flows from investing activities:
Property additions	(170,083)	(72,864)
Activity in decommissioning fund—Purchases	(410,651)	(259,388)
—Proceeds	409,142	249,707
Activity in bond, reserve and construction funds—Purchases	(55)	(95)
—Proceeds	1,078	1,007
Decrease in restricted cash and cash equivalents	48,124	18,312
Decrease in investment in associated organizations	1,891	(1,847)
Activity in other long-term investments—Purchases	(183,853)	(349,764)
—Proceeds	193,245	351,224
Other	(3,025)	(2,569)

Net cash used in investing activities	(114,187)	(66,277)

Cash flows from financing activities:
Long-term debt proceeds	23,591	26,389
Long-term debt payments	(360,810)	(100,992)
Increase in short-term borrowings	260,290	—
Other	(1,226)	(3,101)

Net cash used in financing activities	(78,155)	(77,704)

Net decrease in cash and cash equivalents	(190,696)	(77,564)
Cash and cash equivalents at beginning of period	290,930	423,757

Cash and cash equivalents at end of period	$100,234	$346,193

Supplemental cash flow information:
Cash paid for—
Interest (net of amounts capitalized)	$95,532	$104,670
Supplemental disclosure of non-cash investing and financing activities:
Plant expenditures included in ending accounts payable	$(12,121)	$(1,633)

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Notes to Unaudited Condensed Financial Statements
June 30, 2008 and 2007

(A)
General.    The condensed financial statements included in this report have been prepared by Oglethorpe Power Corporation (Oglethorpe), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the information furnished in this report reflects all adjustments (which include only normal recurring adjustments) and estimates necessary to fairly state, in all material respects, the results for the periods ended June 30, 2008 and 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to SEC rules and regulations, although Oglethorpe believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the SEC. The results of operations for the three-month and six-month periods ended June 30, 2008 are not necessarily indicative of results to be expected for the full year. As noted in Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, substantially all of Oglethorpe's sales are to its 38 electric distribution cooperative members (the Members) and, thus, the receivables on the accompanying balance sheets are principally from its Members. (See "Notes to Financial Statements" in Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.)

(B)
Adoption of Financial Accounting Standard (SFAS) No. 157, "Fair Value Measurements." On January 1, 2008, Oglethorpe adopted SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. In November 2007, the Financial Accounting Standards Board (FASB) issued a one-year deferral for the implementation of SFAS No. 157 for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The deferral is applicable for asset retirement obligations measured at fair value upon initial recognition under FASB Statement No. 143 "Accounting for Asset Retirement Obligations", or upon a remeasurement event. The effective date for the implementation of SFAS No. 157 for non-financial assets and non-financial liabilities is January 1, 2009.

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

The tables below detail assets and liabilities measured at fair value on a recurring and non-recurring basis (dollars in thousands).

Assets and Liabilities Measured on a Recurring Basis

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	June 30, 2008	(Level 1)	(Level 2)	(Level 3)

Decommissioning funds	$229,968	$219,288	$10,618	$62
Bond, reserve, and construction funds	4,591	4,591	—	—
Long-term investments	93,047	58,471	—	34,576
Restricted short term investments	61	—	61	—
Natural gas swaps	15,662	—	15,662	—
Deposit on Rocky Mountain transactions	104,689	—	—	104,689
Investments in associated companies	44,849	—	—	44,849

Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

	Decommissioning funds	Long-term investments	Deposit on Rocky Mountain transactions	Investments in associated companies

Assets:
Balance at January 1, 2008	$1,342	$7,300	$101,272	$46,449
Total gains or losses (realized/unrealized):
Included in earnings	(96)	—	—	—
Included in regulatory asset	(30)	—	—	—
Impairment included in other comprehensive deficit	—	(4,024)	—	—
Purchases, issuances, settlements	—	(15,000)	—	—
Transfers to Level 3	(1,154)	46,300 (1)	3,417	(1,600)

Balance at June 30, 2008	$62	$34,576	$104,689	$44,849

Interest Rate Swaps
Liabilities:
Balance at January 1, 2008	$30,526
Total gains or losses (realized/unrealized):
Included in other comprehensive deficit	3,245
Included in regulatory assets and liabilities	(33,771)

Balance at June 30, 2008	$ —

(1)
Based on market conditions, Oglethorpe changed its valuation technique for auction rate securities to an income approach using a discounted cash flow model. Accordingly, these investments, which are included in long-term investments on the condensed balance sheet, changed from Level 1 to Level 3 within SFAS No. 157's three-tier fair value hierarchy during the period ending June 30, 2008.

Realized losses included in earnings for the period are reported in other (expense) income.

Assets and Liabilities Measured on a Nonrecurring Basis

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2007	(Level 1)	(Level 2)	(Level 3)

Long-term debt	$3,503,861	—	—	$3,503,861

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

  Oglethorpe's effective tax rate is zero; therefore, all amounts below are presented net of tax.

	Accumulated Other Comprehensive Deficit
	(dollars in thousands)
	Interest Rate Swap Arrangements	Available-for-sale Securities	Total

Balance at December 31, 2006	($28,584)	($404)	($28,988)

Unrealized gain/(loss)	(33)	119	86

Balance at June 30, 2007	($28,617)	($285)	($28,902)

Balance at December 31, 2007	($32,806)	$115	($32,691)

Unrealized gain/(loss)	—	(4,527)	(4,527)
Realized deferred loss	32,806	—	32,806

Balance at June 30, 2008	$ —	($4,412)	($4,412)

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

  In general, environmental requirements are becoming increasingly stringent. New requirements may substantially increase the cost of electric service by requiring changes in the design or operation of existing facilities or changes or delays in the location, design, construction or operation of new facilities. Failure to comply with these requirements could result in the imposition of civil and criminal penalties as well as the complete shutdown of individual generating units not in compliance. Certain of Oglethorpe's debt instruments require us to comply in all material respects with laws, rules, regulations and orders imposed by applicable governmental authorities, which include current or future environmental laws and regulations. Should we fail to be in compliance with these requirements, it would constitute a default under such debt instruments. Oglethorpe cannot provide assurance that it will always be in compliance with current and future regulations on Oglethorpe.

  2.    Clean Air Act.    In April 2007, the Sierra Club and the Coosa River Basin Initiative appealed two unsuccessful permit challenges involving operating permit renewals for Plants Scherer (co-owned by Oglethorpe), Bowen, Hammond and Branch to the U.S. Court of Appeals for the Eleventh Circuit. The permits were all challenged on the basis of not including compliance schedules to bring the sources into compliance with applicable opacity standards, not including an adequate statement of basis, and, for Scherer and Bowen, not including compliance schedules to bring the sources into compliance with Prevention of Significant Deterioration requirements. Oglethorpe filed a motion to intervene on behalf of EPA in the case and that motion was granted. Briefing on the case was completed in December 2007, and oral argument occurred on March 31, 2008. A decision is expected from the Court later in 2008.

(F)
Pollution Control Revenue Bonds (PCBs).    The three major credit rating agencies are in the process of an on-going review of the monoline bond insurers primarily as a result of the exposure some insurers have to financial guarantees and credit default swaps related to structured finance obligations, primarily those backed by subprime residential mortgages. Several bond insurers have already been downgraded below their historical triple-A rating levels or have had negative outlooks assigned to their triple-A ratings, including the insurers that provide guarantees on a significant portion of Oglethorpe's outstanding variable rate PCB indebtedness.

  These bond insurer downgrades have caused a corresponding downgrade of the ratings on the insured bonds, leading to increased focus on the underlying issuer credit, wider credit spreads, and in some cases failed auctions in the auction rate securities (ARS) market and failed remarketings in the variable rate demand bond (VRDB) market. However, the bank liquidity support that is typically used in the VRDB market may somewhat mitigate the otherwise negative effect of bond insurer downgrades versus the ARS market which relies on the broker/dealers for liquidity support.

  On April 1, 2008, Oglethorpe had outstanding $435 million of PCBs in the ARS mode and $410 million of PCBs in the VRDB mode. Oglethorpe has recently seen some of its ARS auctions fail due to investors moving away from the ARS market, and has also had VRDBs put to the supporting bank liquidity facilities due to the remarketing agents' inability to remarket the bonds as a result of a downgrade of the bond insurer. These events have resulted in higher variable rates of interest on the bonds, in some instances as high as 12.0 percent.

  In light of these events, in two separate remarketings that closed in April 2008, Oglethorpe converted $312 million of its PCBs from the ARS mode to a Term Rate mode of interest (2-year and 3-year terms) as it had the option to do pursuant to the underlying bond documents. At April 1, 2008, the weighted average interest rate on all of Oglethorpe's outstanding PCB debt was 6.3 percent, and at June 30, 2008 it was 4.9 percent. For more information on these interest rate mode conversions, see Oglethorpe's Form 8-K dated April 17, 2008 and Form 8-K dated April 24, 2008.

(G)
Interest Rate Swap Transactions.    As noted in Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, Oglethorpe terminated both the AIG Financial Products Corp. (AIG-FP) interest rate swaps and the JPMorgan Chase Bank (JPMC) interest rate swaps in March 2008. Oglethorpe made a termination payment to AIG-FP of $36,611,000 and received a termination payment from JPMC of $2,840,000. The amounts have been recorded as a regulatory asset and regulatory liability in accordance with SFAS No. 71, "Accounting for Effects of Certain Types of Regulation" and will be amortized into expense over the remaining life of the Series 1993A bonds and 1994A bonds, or 2016 and 2019, respectively.

(H)
Short-term Borrowings.    In the second quarter of 2008, Oglethorpe issued a total of approximately $260 million of commercial paper and used the proceeds to redeem the Series 1993A and Series 1994A PCBs, whose interest cost had increased due to a downgrade of the bond insurer. Oglethorpe expects to repay this commercial paper in late August 2008 using the proceeds from the issuance of the Series 2008 refunding bonds. See Financial Condition—"Liquidity" and "Financings" for a more detailed discussion.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the Three Months and Six Months Ended June 30, 2008 and 2007

Forward-Looking Statements and Associated Risks

This Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding, among other items, (i) anticipated transactions by Oglethorpe, (ii) Oglethorpe's future capital requirements and sources of capital and (iii) achievement of a minimum 1.10 Margins for Interest Ratio (MFI Ratio). These forward-looking statements are based largely on Oglethorpe's current expectations and are subject to a number of risks and uncertainties, some of which are beyond Oglethorpe's control. For factors that could cause actual results to differ materially from those anticipated by these forward-looking statements, see Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, in particular Item 1A-Risk Factors. In light of these risks and uncertainties, there can be no assurance that events anticipated by the forward-looking statements contained in this Quarterly Report will in fact transpire.

Net Margin

Oglethorpe's net margin for the three-month and six-month periods ended June 30, 2008 was $8.8 million and $15.5 million compared to $8.4 million and $17.8 million for the same periods of 2007. The net margin variance for the six-month period ended June 30, 2008 compared to the same period of 2007 was primarily due to interest on long-term debt and capital leases in 2008 being higher than anticipated.

Throughout the year, Oglethorpe monitors its financial results and, with Board approval, makes budget adjustments when and as necessary to ensure that a net margin equivalent to the minimum 1.10 MFI Ratio required under the Mortgage Indenture is achieved. Oglethorpe's management anticipates that the margin for the year ending December 31, 2008 will be approximately $19.9 million, which will yield an MFI Ratio of 1.10. For additional information on Oglethorpe's margin requirement, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Summary of Cooperative Operations—Rates and Regulation" in Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

Total revenues from sales to Members were 5.5% and 7.0% higher in the three-month and six-month periods ended June 30, 2008 than such revenues for the same periods of 2007. Megawatt-hour (MWh) sales to Members increased 5.5% and 6.6% in the three-month and six-month periods ended June 30, 2008 versus the same periods of 2007. The average total revenue per MWh from sales to Members increased less than 0.5% during each of the three-month and six-month periods ended June 30, 2008 compared to the same periods of 2007.

The components of Member revenues for the three months and six months ended June 30, 2008 and 2007 were as follows (amounts in thousands except for cents per kilowatt hour):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Capacity revenues	$150,000	$151,990	$300,478	$303,860
Energy revenues	169,045	150,373	309,877	266,511

Total	$319,045	$302,363	$610,355	$570,371

Kilowatt hours sold to Members	5,913,146	5,605,111	11,262,060	10,569,141
Cents per kilowatt hour	5.40¢	5.39¢	5.42¢	5.40¢

Capacity revenues for the three-month period and six-month period ended June 30, 2008 remained relatively constant compared to the same periods of 2007. Energy revenues were 12.4% and 16.3% higher for the three-month and six-month periods ended June 30, 2008 compared to the same periods of 2007. Oglethorpe's average energy revenue per MWh from sales to Members was 6.6% and 9.1% higher for the current periods of 2008 as compared to the same periods of 2007. The increase in energy revenues and average energy revenues per MWh for the three months and six months ended June 30, 2008 was primarily due to an increase in the pass through to Oglethorpe's Members of higher fuel costs (primarily due to higher coal-fired generation) and higher purchased power energy costs (primarily due to the higher volume of purchased MWhs). For a discussion of fuel costs and purchased power costs, see "Operating Expenses" below.

Operating Expenses

Operating expenses for the three-month and six-month periods ended June 30, 2008 increased 3.2% and 6.0% compared to the same periods of 2007. The increase in operating expenses for the current periods of 2008 compared to the same periods of 2007 was primarily due to higher fuel costs, production expenses and purchased power costs, offset somewhat by lower depreciation and amortization and accretion expenses.

For the three-month and six-month periods ended June 30, 2008 compared to the same periods of 2007, total fuel costs increased 13.7% and 16.9% while total generation increased 5.1% and 6.1%. Average fuel costs per MWh increased 8.2% and 10.2% in the current periods of 2008 compared to the same periods of 2007. The increase in total and average fuel costs for the three-month and six-month periods ended June 30, 2008 as compared to the same periods of 2007 resulted primarily from a 14.8% and 9.8% increase, respectively, in higher cost coal-fired generation at Plants Scherer and Wansley. Coal-fired generation has a higher average cost per MWh of generation as compared to nuclear generation.

Production costs increased 5.9% and 7.7% for the three-month and six-month periods ended June 30, 2008 compared to the same periods of 2007. The increases were primarily due to (1) major maintenance outage costs at the Doyle energy facility in 2008 (there were no major maintenance outage costs in the same periods of 2007), (2) increased staffing at nuclear Plants Hatch and Vogtle in response to new fitness for duty regulations impacting operations, maintenance and security departments, and (3) increased amortization of deferred refueling and maintenance costs at several of the nuclear and coal-fired units due to the higher expense of longer, more complex outages These increases were offset somewhat by lower property tax expense in the current periods of 2008 compared to the same periods of 2007 due to a favorable ruling from the Georgia Supreme Court regarding Monroe County property tax assessments. (See "Notes to Financial Statements" in Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.)

Total purchased power costs increased 7.0% and 11.7% for the three-month and six-month periods ended June 30, 2008 compared to the same periods of 2007. Purchased MWhs increased 19.6% and 23.7% for the three months and six months ended June 30, 2008 compared to the same periods of 2007. The average cost per MWh of total purchased power decreased 10.6% and 9.7% for the three months and six months ended June 30, 2008 compared to the same periods of 2007.

Purchased power costs were as follows (amounts in thousands except for cents per kilowatt hour):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Capacity costs	$10,478	$10,146	$20,697	$20,181
Energy costs	32,623	30,132	58,802	50,975

Total	$43,101	$40,278	$79,499	$71,156

Kilowatt hours of purchased power	478,648	400,093	860,612	695,710
Cents per kilowatt hour	9.01¢	10.07¢	9.24¢	10.23¢

Purchased power capacity costs remained relatively unchanged in the current periods of 2008 compared to the same periods of 2007. Purchased power energy costs for the three-month and six-month periods ended June 30, 2008 increased 8.3% and 15.4% compared to the same periods of 2007. The average cost of purchased power energy decreased 9.5% and 6.8% for the three-month and six-month periods ended June 30, 2008 compared to the same periods of 2007. The increase in MWhs acquired under Oglethorpe's energy replacement program, which replaces power from Oglethorpe owned generation facilities with lower price spot market purchased power energy, was primarily responsible for the increase in purchased power energy costs and for the increase in the volume of purchased power MWhs, along with the corresponding decrease in the average cost per MWh of purchased power energy. In addition, an increase in MWhs acquired under a purchased power agreement with Morgan Stanley also contributed to the increase in purchased power energy costs. These increases were offset somewhat by reduced purchases of MWhs under a purchased power agreement with Hartwell Energy Limited Partnership.

The line item "Other" under operating expenses includes accretion expense. Accretion expense represents the change in Oglethorpe's asset retirement obligations due to the passage of time. For nuclear decommissioning, Oglethorpe records a regulatory asset or liability for the timing difference in accretion recognized under SFAS No. 143, "Accounting for Asset Retirement Obligations", compared to the expense recovered for ratemaking purposes. The accretion expense recognized by Oglethorpe is equal to the lesser of the earnings from both the decommissioning trust fund and the internal decommissioning fund or the asset retirement obligation for nuclear decommissioning expenses to be recognized under SFAS No. 143. The earnings on the decommissioning funds for the three months and six months ended June 30, 2008 were $6.5 million and $8.4 million lower than in the same periods of 2007. As a result, accretion expense decreased $6.5 million and $8.4 million during the three months and six months ended June 30, 2008 as compared to the same periods of 2007.

Depreciation and amortization expense decreased 18.3% and 18.1% for the three-month and six-month periods ended June 30, 2008 compared to the same periods of 2007. Depreciation and amortization expenses for the three-month and six-month periods of 2008 were lower primarily due to lower depreciation expenses for Plant Vogtle of $7.2 million and $14.3 million compared to the same periods of 2007. In June 2007, Georgia Power Company (GPC), as agent for the co-owners, filed an application with the Nuclear Regulatory Commission (NRC) to extend the licenses for Vogtle Unit No. 1 and Unit No. 2 for an additional 20 years. Effective July 1, 2007, Oglethorpe, under the provisions of SFAS No. 71, began deferring the difference between Plant Vogtle depreciation expense based on the current 40-year operating license versus depreciation expense based on the applied for 20-year license extension. The deferral amount will be amortized to depreciation expense over the remaining life of Plant Vogtle beginning in the year the license extension is approved by the NRC. The approval from the NRC is expected mid-2009 or later.

Other Income

Investment income decreased 79.4% (or $9.3 million) and 56.8% (or $13.2 million) in the three-month and six-month periods ending June 30, 2008 compared to the same periods of 2007. The decrease for the three months and six months ended June 30, 2008 compared to the same periods of 2007 resulted partly from decreased interest earnings on cash and cash equivalent investments partly as a result of lower average investment balances and partly from lower interest rates on those investments in 2008 as compared to 2007. As discussed above, lower earnings from the decommissioning funds in 2008 compared to the same period of 2007 also contributed to the decrease.

Interest Charges

Interest on long-term debt and capital leases increased by 1.5% and 4.0% in the current periods of 2008 compared to the same periods of 2007. This increase resulted primarily from negative events in the capital markets which affected the cost of borrowing for Oglethorpe as it relates to PCBs in ARS mode and PCBs in VRDB mode as well as the borrowing costs incurred under the AIG-FP and JPMC interest rate swap transactions. For further discussion of the negative events in the capital markets and the early termination of the interest rate swaps, see Notes F and G of Notes to Unaudited Condensed Financial Statements.

Balance Sheet Analysis as of June 30, 2008

Assets

Property additions for the six months ended June 30, 2008 totaled $170.1 million. The expenditures were primarily for environmental control systems being installed at Oglethorpe's coal-fired generation plants, nuclear fuel, and normal additions and replacements to existing generation facilities.

The $36.6 million increase in nuclear fuel was due primarily to the timing of purchases and increased uranium costs.

Construction work in progress increased by $60.2 million in the six months ended June 30, 2008, primarily due to costs incurred for various replacement and improvement projects (including environmental control systems) at existing generation facilities.

The $16.1 million decrease in long-term investments was primarily due to a $7.8 million decrease in the fair market value of the investments and an $8.4 million decrease in auction rate securities held by Oglethorpe.

Cash and cash equivalents decreased $190.7 million principally due to payments for property additions, payments to GPC for operation and maintenance costs, the timing of certain principal and interest payments and interest rate swap termination payments.

Restricted cash at December 31, 2007 represented a portion of the proceeds obtained from the October 2007 refinancing of certain indebtedness associated with PCBs. These proceeds, which were on deposit with a trustee, were subsequently used in the first quarter of 2008 to pay principal related to the refinanced PCB debt that was called or matured in January 2008.

During the six months ended June 30, 2008, receivables increased $75.1 million, or 123.8%. The December 31, 2007 receivables balance included approximately $46.7 million of credit available to the Members for a Board approved reduction to 2007 revenue requirements. The increase in receivables was largely due to approximately $43.2 million of these credits being realized by the Members during

2008. In addition, receivables for energy related costs were approximately $19.9 million higher in June 2008 as a result of increased generation. The increase was also partially due to a $19.5 million receivable from GPC recorded for the amount of estimated payments made to GPC for plant expenditures that exceeded the amounts incurred. Receivables from Smarr EMC for costs associated with operating its facilities increased by $6.6 million. Partially offsetting the increase in receivables was a $15.4 million increase in the contra receivable associated with the unrealized gain on natural gas hedges.

The $16.2 million increase in prepayments and other current assets was primarily the result of a $15.4 million increase in the asset associated with the unrealized gain on natural gas contracts. The unrealized gain increased as a result of an increase in the mark to market prices. The increase is also partially attributable to an increase in prepaid insurance balances.

Deferred outage costs increased $4.5 million (net of amortization), or 15.1%, as a result of the deferral of approximately $10.8 million of refueling outage costs incurred at Plant Hatch Unit No. 1 and $9.2 million at Plant Vogtle Unit No. 1 during the six months ended June 30, 2008. In addition, approximately $1.6 million was deferred for scheduled major maintenance costs at Plant Wansley Unit No. 2. Deferred outage costs are amortized over the plant's operating cycle.

As a result of the termination of the AIG-FP interest rate swaps during the quarter ended March 31, 2008, Oglethorpe recorded a $36.6 million regulatory asset. For further discussion regarding the interest rate swap terminations, see Note G of the Notes to Unaudited Condensed Financial Statements.

Deferred depreciation expense represents amounts being deferred in relation to the application made to the NRC to extend the licenses for Vogtle Unit No. 1 and Unit No. 2 for an additional 20 years. For further discussion regarding this deferral of depreciation expense, see "Operating Expenses" above.

The increase in the deferred asset associated with retirement obligations was primarily due to a $14.8 million decrease in the unrealized gain associated with the nuclear decommissioning fund and the corresponding increase in the deferred charge (a $5.6 million deferred credit existed at December 31, 2007). Consistent with Oglethorpe's ratemaking policy, unrealized gains or losses from the nuclear decommissioning fund are added to or deducted from the deferred asset retirement obligation assets or credits. The deferred asset or credit also increases or decreases to the extent of timing differences between accretion expense recognized under SFAS No. 143 and amounts recovered through ratemaking policy (via decommissioning fund earnings). Earnings on the decommissioning fund were approximately $6.9 million less than the related accretion expense, which resulted in the deferred charge also being increased by this amount. For further discussion regarding accretion expense, see "Operating Expenses" above.

Equity and Liabilities

Primarily as a result of the termination payment made to settle the AIG-FP interest rate swaps, accumulated other comprehensive deficit decreased by $28.3 million. For further discussion regarding the accumulated other comprehensive deficit and the interest rate swap terminations, see Notes D and G of the Notes to Unaudited Condensed Financial Statements.

Long-term debt and capital leases due within one year decreased 24.9%, or $35.7 million. The decrease was primarily a result of PCB debt payments made in January 2008. In addition to the normal PCB current maturities, the December 31, 2007 balance included approximately $30.1 million for PCB debt that was redeemed early. The June 30, 2008 balance for PCB debt included only the normal scheduled current maturities, which was affected by the early redemption of certain PCB debt in April.

Short-term borrowings represent commercial paper issued by Oglethorpe. The commercial paper was issued to redeem certain PCB debt during the second quarter of 2008. For further discussion regarding the issuance of commercial paper, see "Financial Condition—Financings" below.

Accounts payable increased 22.1%, or $9.2 million, primarily as a result of a $24.3 million increase in purchases of natural gas in June 2008 as compared to December 2007. This increase was primarily due to increased generation at the natural gas fired plants and partially to an increase in the price of natural gas. In addition, the payable to Smarr EMC for amounts billed by Oglethorpe on its behalf increased by $6.3 million. Spot market purchases of energy also increased approximately $1.7 million, partially offset by a $22.9 million decrease in the payable to GPC for operation, maintenance and capital costs. The payable to GPC includes true-up amounts for current and prior month expenditures. The true-up amounts vary to the extent that actual expenditures are different from GPC's estimates of these costs. At June 30, 2008, the estimated payments exceeded the estimates and a receivable from GPC was recorded.

Accrued interest increased primarily as a result of the normal monthly accruals for interest expense.

Accrued and withheld taxes increased $6.8 million as a result of the normal monthly accruals for property taxes, net of payments made during the year.

Other current liabilities decreased by $11.7 million. The decrease was primarily due to the December 31, 2007 balance containing a $9.0 million liability recorded for negative cash. No such liability existed at June 30, 2008. The decrease was also due in part to accrued payroll charges, which decreased by $1.1 million as a result of the March 2008 payment for 2007 performance pay. Miscellaneous accounts payable also decreased by $1.3 million.

Primarily as a result of a $14.8 million decrease in the unrealized gain associated with the nuclear decommissioning fund, the deferred liability associated with asset retirement obligations converted to a deferred charge and was recorded as an asset.

The liability associated with the interest rate swap arrangements was settled by the payment made to terminate the AIG-FP interest rate swaps. For further discussion regarding the interest rate swap terminations, see Note G of the Notes to Unaudited Condensed Financial Statements.

Financial Condition

Capital Requirements and Liquidity and Sources of Capital

Environmental Capital Requirements

Oglethorpe's future capital expenditures depend in part on future environmental regulations, including future implementation of existing laws, regulations, judicial decisions and how Oglethorpe and the other co-owners of coal-fired Plants Scherer and Wansley choose to comply with these regulations once finalized. Regulations adopted by the Georgia Environmental Protection Division (EPD) specify certain environmental control equipment that must be added to Georgia electric generating units by specific dates, including Plants Scherer and Wansley. As described in "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—Capital Requirements" in Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, Oglethorpe forecasts expenditures of $900 million in the period 2008 through 2014 to complete environmental compliance projects underway at Plants Scherer and Wansley. As regulations are finalized and design work continues to determine how best to retrofit the units with the required equipment, and as the construction environment, including the rising cost of material and labor, continues to evolve, the estimated cost to install these retrofits continues to be refined. Large construction projects such as these entail certain risks, as described in Item 1A—Risk Factors of Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 2007. These forecasted expenditures are based on information available to Oglethorpe on the date of this Quarterly Report on Form 10-Q; however, there can be no assurance that the cost of compliance with these regulations will not be higher, nor that future regulations will not require additional reductions in emissions or earlier compliance. See Note E of the Notes to Unaudited Condensed Financial Statements for more information on environmental compliance matters.

On July 11, 2008, the U.S. Court of Appeals D.C. Circuit issued its decision in litigation challenging the U.S. Environmental Protection Agency's (EPA's) Clean Air Interstate Rule (CAIR). The D.C. Circuit vacated CAIR in its entirety, remanding it back to EPA for further rulemaking. This decision comes on the heels of the same Court's February 8, 2008 decision vacating the EPA's Clean Air Mercury Rule (CAMR). Together, CAIR and CAMR were the primary federal drivers behind the decisions by the co-owners of Plants Scherer and Wansley (including Oglethorpe) to add air pollution control equipment to those plants in the 2007 to 2014 time frame in order to reduce emissions of sulfur dioxide, oxides of nitrogen and mercury. While the control equipment being added at the plants continues to be required under a separate Georgia EPD regulation, Oglethorpe cannot predict whether this equipment will meet the requirements of any new federal rules that may be promulgated to replace CAIR and CAMR.

On July 30, 2008 an Advance Notice of Proposed Rulemaking (ANPR) from the U.S. Environmental Protection Agency (EPA) was published in the Federal Register. Created in response to the Supreme Court's April 2007 decision in Massachusetts v. EPA, the ANPR solicits public comment on whether greenhouse gases from stationary and mobile sources should be regulated under the Clean Air Act and, if so, what issues might arise from such regulation. In addition, the possibility of Congressional legislation that would lead to regulation of emissions of greenhouse gases from mobile and stationary sources continues. Oglethorpe cannot predict at this time whether these actions will result in the regulation of greenhouse gas emissions from its power plants, nor the effects of any such regulation.

On June 30, 2008, a Fulton County, Georgia Superior Court Judge overturned an air quality permit to Longleaf Energy Associates LLC for the construction of a coal-fired power plant in Early County, Georgia. This permit had previously been upheld by the Office of State Administrative Hearings (OSAH) after an appeal by the Sierra Club and Friends of the Chattahoochee. The judgment set aside OSAH's decision on every issue raised on appeal, and concluded that carbon dioxide emissions are regulated, an issue with the potential to bring the permitting of new air emission sources of any significant size in Georgia (including new electric generating plants currently being considered by Oglethorpe) to a halt. Both the Georgia Environmental Protection Division and Longleaf Energy Associates are requesting that the ruling be reviewed by the Georgia Court of Appeals. Oglethorpe participated as Amicus Curiae in urging the Court to accept the appeal but cannot determine whether the appeal will be accepted and whether any ruling will ultimately impact the process of permitting new or modified sources in Georgia.

Liquidity

To meet short-term cash needs and liquidity requirements, at June 30, 2008, Oglethorpe had liquidity consisting of (i) $100 million in cash and cash equivalents, and (ii) $290 million available under three committed working capital line of credit facilities described below.

Oglethorpe has in place a five-year $450 million committed line of credit supporting its commercial paper program that matures in July 2012. Under its commercial paper program, Oglethorpe is authorized to issue commercial paper in amounts that do not exceed the amount of any committed backup lines of credit, thereby providing 100% dedicated backup support for any paper outstanding. In addition to providing support for commercial paper, funds may also be advanced under this line of credit for working capital purposes. However, any funds drawn for working capital will reduce the amount of commercial paper that Oglethorpe can issue. At June 30, 2008, Oglethorpe had $260 million of commercial paper outstanding (see further discussion below), leaving $190 million available to be drawn under the working capital facility or available to support additional commercial paper issuance.

The $450 million line of credit contains a financial covenant requiring Oglethorpe to maintain minimum levels of patronage capital. At June 30, 2008, the required level of patronage capital was approximately $414 million and Oglethorpe's actual patronage capital was $532 million. The facility also contains an additional covenant limiting Oglethorpe's secured indebtedness to no more than $8.5 billion and its unsecured indebtedness to no more than $4.0 billion. Oglethorpe's current debt levels are well below these thresholds.

In April and May 2008, Oglethorpe issued a total of approximately $260 million of commercial paper and used the proceeds to redeem the Series 1993A and Series 1994A PCBs, whose interest cost had increased due to a downgrade of the bond insurer. Oglethorpe expects to repay this commercial paper using the proceeds from the issuance of the Series 2008 refunding bonds in late August 2008. See "Financings" below for a more detailed discussion of the Series 1993A and Series 1994A redemptions and the related refinancing of these PCBs.

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

In addition to the available liquidity discussed above, Oglethorpe also had approximately $35 million invested in ARS at June 30, 2008. These securities have maturities in excess of one year and as such are classified as long-term investments. However, most of these securities re-price in auctions that occur every 35 days or less, and Oglethorpe can seek to liquidate these securities at the end of any auction period. Recently, however, there have been failed auctions on the ARS held by Oglethorpe, requiring Oglethorpe to hold the investments during the subsequent auction period. Oglethorpe was able to liquidate approximately $15 million of ARS in the second quarter and will liquidate its remaining ARS investments when possible. See Footnote F herein and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—Negative Events in the Capital Markets" in Oglethorpe's Annual Report on Form 10-K for the year ended December 31, 2007 for a more detailed discussion of current events causing failed auctions.

Financings

Oglethorpe embarked on a program to refinance or otherwise reamortize a portion of its Federal Financing Bank and PCB debt to extend the maturities of this debt in connection with the extension, in 2005, of its Member wholesale power contracts from 2025 to 2050. This program will be completed in connection with a Series 2008 PCB refinancing, totaling approximately $456 million, which Oglethorpe anticipates closing in November 2008. There are several aspects to this financing transaction, including: (i) the refinancing of $10 million of PCB principal maturing January 1, 2009 and an extension of the maturities on this debt, (ii) the refinancing of the remaining $123 million of PCBs in the ARS mode and an extension of the maturities on this debt, (iii) the refinancing of $238 million of Series 2006 PCBs due to the downgrade of the bond insurer supporting the debt (GTC has an assumed obligation for approximately $40 million of this debt), and (iv) the issuance of approximately $85 million in new tax-exempt debt. The new tax-exempt debt is part of $200 million in state tax-exempt financing allocations received in 2005 and 2006 to fund costs related to qualifying solid-waste equipment in connection with environmental compliance projects underway at Plants Scherer and Wansley. This PCB debt will be secured under the Mortgage Indenture.

In order to reduce the interest rate that Oglethorpe was paying on $255 million of outstanding PCBs due to a downgrade of the bond insurer of such PCBs, in April and May of 2008 Oglethorpe issued commercial paper and used the proceeds to redeem the Series 1993A and Series 1994A bonds. Oglethorpe expects to pay off the commercial paper through the issuance of $255 million of Series 2008 refunding bonds in late August 2008. While this transaction is being undertaken mainly due to the downgrade of the bond insurer, it will also provide for an immediate extension of the maturities, rather than over time as the principal of the 1993A and 1994A bonds was scheduled to mature in January of each year through 2016 and 2019, respectively. This PCB debt will be secured under the Mortgage Indenture.

In 2006, Oglethorpe received an allocation from the Internal Revenue Service (IRS) to issue up to $24 million of Clean Renewable Energy Bonds (CREBs) to fund an upgrade project currently underway at its Rocky Mountain generating facility. CREBs are zero coupon bonds, and in lieu of receiving an interest payment from the issuer the bondholder receives a credit against federal income tax liability. Oglethorpe had its CREB application submitted to the IRS on its behalf by CFC, along with the applications of other electric cooperatives. CFC, as a qualified issuer under the program, will issue the bonds and in turn loan the proceeds at a low rate of interest (approximately one percent) to the cooperatives whose applications were approved. The CREBs program requires the bonds to be issued by December 31, 2008, and Oglethorpe anticipates closing its CREBs related loan for up to $24 million with CFC in October 2008. This loan will be secured under the Mortgage Indenture.

In late 2008 or early 2009, Oglethorpe plans to issue $500 million or more of taxable, fixed rate first mortgage bonds to fund capital expenditure needs and to increase liquidity reserves. The first mortgage bonds will be secured under the Mortgage Indenture.

Oglethorpe also anticipates filing four loan applications with the RUS totaling approximately $1.3 billion by September 2008, including a $121 million loan application for general improvements to existing facilities, a $186 million loan application for environmental control projects underway at Plants Scherer and Wansley, and two $500 million loan applications covering the construction of two 100 MW biomass facilities. For a further discussion of the biomass projects, see "Other Future Power Resources" in Oglethorpe's Form 8-K dated July 2, 2008. If approved, all of the RUS loans will be funded through the Federal Financing Bank (FFB) and guaranteed by the RUS, and the debt will be secured under the Mortgage Indenture.

In connection with Oglethorpe's anticipated participation in two new nuclear units at the existing Plant Vogtle site (see "Future Power Resources—Vogtle Units No. 3 and No. 4" in Oglethorpe's Form 8-K dated July 2, 2008), in July 2008 Oglethorpe submitted preliminary information to the Department of Energy (DOE) in connection with the DOE Loan Guarantee Program seeking funding for these proposed nuclear units. Oglethorpe is pursuing this additional funding source as a result of a moratorium currently in place at RUS regarding the funding of new baseload generating plants. The DOE loan guarantee program, which is intended to support commercialization of innovative technologies to reduce air pollutants including greenhouse gases, was initially authorized pursuant to the Energy Policy Act of 2005 and was subsequently funded and extended. The loan structure would entail a loan funded through the FFB carrying a federal loan guarantee provided by the DOE. Even if DOE funding is secured, it will not cover the full cost of the project and Oglethorpe will therefore seek other sources of funding, including the issuance of taxable bonds and tax-exempt bonds for any equipment that may qualify for such funding.

For more detailed information regarding Oglethorpe's financing plans, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—Financing Activities" in Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Credit Rating Risk

Oglethorpe has financial and other contractual agreements in place containing provisions which, upon a credit rating downgrade below specified levels, may require the posting of collateral in the form of letters of credit or other acceptable collateral. Specifically, such agreements will require Oglethorpe to post collateral in the event of a credit rating change to BBB-/Baa3 or below. At June 30, 2008, the maximum potential collateral requirement was $50 million at a senior secured rating level of BBB-/Baa3, and approximately $200 million at a senior secured rating level of BB+/Ba1 or below.

Provisions in the RUS Loan Contract, certain PCB loan agreements and the commercial paper backup line of credit agreement contain covenants based on credit ratings that, upon a credit rating downgrade below specified levels, could result in increased interest rates or restrictions on issuing debt. Also, borrowing rates and commitment fees in the CFC and commercial paper line of credit agreements are based on credit ratings and could therefore increase if Oglethorpe's ratings are lowered. None of these covenants, however, would result in acceleration of any debt due to credit rating downgrades.

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

Item 4. Controls and Procedures

As of June 30, 2008, Oglethorpe had carried out an evaluation, under the supervision and with the participation of its management, including its President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Oglethorpe's disclosure controls and procedures are effective.

There have been no changes in Oglethorpe's internal control over financial reporting or other factors that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, Oglethorpe's internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Oglethorpe is a party to various actions and proceedings incidental to its normal business. Liability in the event of final adverse determination in any of these matters is either covered by insurance or, in the opinion of Oglethorpe's management, after consultation with counsel, should not in the aggregate have a material adverse effect on the financial position or results of operations of Oglethorpe.

For information about legal proceedings regarding environmental matters that could have an effect on Oglethorpe, see Note E of the Notes to Unaudited Condensed Financial Statements.

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

Not Applicable.

Item 3. Defaults upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

Number	Description
10.1(1)	Engineering, Procurement and Construction Agreement, dated as of April 8, 2008, between Georgia Power Company, acting for itself and as agent for Oglethorpe Power Corporation, Municipal Electric Authority of Georgia and the City of Dalton, Georgia, an incorporated municipality in the State of Georgia acting by and through its Board of Water, Light and Sinking Fund Commissioners, and a consortium consisting of Westinghouse Electric Company LLC and Stone & Webster, Inc. (Incorporated by reference to Exhibit 10(c)1 of Georgia Power Company's Form 10-Q for the quarter ended June 30, 2008 filed with the SEC on August 6, 2008).
14.1	Code of Ethics, dated July 10, 2008.
31.1	Rule 13a-14(a)/15d-14(a) Certification, by Thomas A. Smith (Principal Executive Officer).
31.2	Rule 13a-14(a)/15d-14(a) Certification, by Elizabeth B. Higgins (Principal Financial Officer).
32.1	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Thomas A. Smith (Principal Executive Officer).
32.2	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Elizabeth B. Higgins (Principal Financial Officer).
99.1	Member Financial and Statistical Information (for calendar years 2005-2007).

(1)
Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the SEC.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oglethorpe Power Corporation (An Electric Membership Corporation)
Date: August 12, 2008	By:	/s/ Thomas A. Smith Thomas A. Smith President and Chief Executive Officer
Date: August 12, 2008		/s/ Elizabeth B. Higgins Elizabeth B. Higgins Chief Financial Officer (Principal Financial Officer)

QuickLinks

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
  Oglethorpe Power Corporation Condensed Balance Sheets (Unaudited) June 30, 2008 and December 31, 2007
  Oglethorpe Power Corporation Condensed Balance Sheets (Unaudited) June 30, 2008 and December 31, 2007
  Oglethorpe Power Corporation Condensed Statements of Revenues and Expenses (Unaudited) For the Three and Six Months Ended June 30, 2008 and 2007
  Oglethorpe Power Corporation Condensed Statements of Patronage Capital and Membership Fees and Accumulated Other Comprehensive Deficit (Unaudited) For the Six Months Ended June 30, 2008 and 2007
  Oglethorpe Power Corporation Condensed Statements of Cash Flows (Unaudited) For the Six Months Ended June 30, 2008 and 2007
Oglethorpe Power Corporation Notes to Unaudited Condensed Financial Statements June 30, 2008 and 2007
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
  PART II — OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 3. Defaults upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits
SIGNATURES