Form 10-Q
period 2008-09-30
OGLETHORPE POWER CORP
filed 2008-11-13
CIK 788816

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR
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

OGLETHORPE POWER CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2008

		Page No.
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements	4
	Unaudited Condensed Balance Sheets as of September 30, 2008 and December 31, 2007	4
	Unaudited Condensed Statements of Revenues and Expenses For the Three Months and Nine Months ended September 30, 2008 and 2007	6
	Unaudited Condensed Statements of Patronage Capital and Membership Fees and Accumulated Other Comprehensive Deficit For the Nine Months ended September 30, 2008 and 2007	7
	Unaudited Condensed Statements of Cash Flows For the Nine Months ended September 30, 2008 and 2007	8
	Notes to Unaudited Condensed Financial Statements For the Nine Months ended September 30, 2008 and 2007	9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	31
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3.	Defaults Upon Senior Securities	32
Item 4.	Submission of Matters to a Vote of Security Holders	32
Item 5.	Other Information	32
Item 6.	Exhibits	32
SIGNATURES		33

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

Oglethorpe Power Corporation
Condensed Balance Sheets (Unaudited)
September 30, 2008 and December 31, 2007

	(dollars in thousands)
	2008	2007
Assets
Electric plant:
In service	$5,832,979	$5,792,476
Less: Accumulated provision for depreciation	(2,726,850)	(2,630,522)

	3,106,129	3,161,954
Nuclear fuel, at amortized cost	166,132	130,138
Construction work in progress	303,569	189,102

	3,575,830	3,481,194

Investments and funds:
Decommissioning fund	219,764	239,974
Deposit on Rocky Mountain transactions	106,454	101,272
Bond, reserve and construction funds	4,555	5,614
Investment in associated companies	42,481	46,449
Long-term investments	89,376	109,170
Other	458	1,502

	463,088	503,981

Current assets:
Cash and cash equivalents	63,055	290,930
Restricted cash, at cost	—	48,124
Receivables	131,044	60,672
Georgia Transmission Corporation receivable	40,150	—
Inventories, at average cost	154,746	149,871
Prepayments and other current assets	4,531	4,780

	393,526	554,377

Deferred charges:
Premium and loss on reacquired debt, being amortized	133,185	140,829
Deferred amortization of capital leases	86,927	91,446
Deferred debt expense, being amortized	39,223	37,356
Deferred outage costs, being amortized	31,443	29,833
Deferred tax assets	48,000	72,000
Deferred interest rate swap termination fees, being amortized	34,283	—
Deferred depreciation expense	35,796	14,318
Deferred asset associated with retirement obligations	33,308	—
Other	11,287	11,986

	453,452	397,768

	$4,885,896	$4,937,320

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Balance Sheets (Unaudited)
September 30, 2008 and December 31, 2007

	(dollars in thousands)
	2008	2007
Equity and Liabilities
Capitalization:
Patronage capital and membership fees	$537,653	$516,570
Accumulated other comprehensive deficit	(5,094)	(32,691)

	532,559	483,879
Long-term debt	3,057,207	3,291,424
Obligation under capital leases	234,462	260,943
Obligation under Rocky Mountain transactions	106,454	101,272

	3,930,682	4,137,518

Current liabilities:
Long-term debt and capital leases due within one year	108,558	143,400
Accounts payable	32,378	41,621
Short-term borrowings	238,688	—
Accrued interest	24,962	20,153
Accrued and withheld taxes	20,604	7,122
Other current liabilities	12,284	17,311

	437,474	229,607

Deferred credits and other liabilities:
Gain on sale of plant, being amortized	34,155	36,011
Net benefit of Rocky Mountain transactions, being amortized	58,132	60,521
Asset retirement obligations	277,171	265,326
Accumulated retirement costs for other obligations	50,379	53,327
Deferred liability associated with retirement obligations	—	5,568
Interest rate swap arrangements	—	32,806
Long-term contingent liability	48,000	72,000
Other	49,903	44,636

	517,740	570,195

	$4,885,896	$4,937,320

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Revenues and Expenses (Unaudited)
For the Three and Nine Months Ended September 30, 2008 and 2007

	(dollars in thousands)
	Three Months		Nine Months
	2008	2007	2008	2007
Operating revenues:
Sales to Members	$333,725	$345,519	$944,080	$915,890
Sales to non-Members	296	506	869	1,252

Total operating revenues	334,021	346,025	944,949	917,142

Operating expenses:
Fuel	135,677	139,918	354,467	327,136
Production	71,052	71,270	209,850	200,143
Purchased power	43,048	50,726	122,547	121,882
Depreciation and amortization	30,023	36,646	89,797	109,640
Other	310	3,294	1,699	13,062

Total operating expenses	280,110	301,854	778,360	771,863

Operating margin	53,911	44,171	166,589	145,279

Other income (expense):
Investment income	2,729	9,468	12,796	32,762
Other	3,447	1,871	8,551	6,654

Total other income	6,176	11,339	21,347	39,416

Interest charges:
Interest on long-term debt and capital leases	53,802	52,634	162,808	157,495
Other interest	81	303	939	1,525
Allowance for debt funds used during construction	(3,233)	(2,013)	(8,382)	(5,036)
Amortization of debt discount and expense	3,838	3,500	11,488	11,816

Net interest charges	54,488	54,424	166,853	165,800

Net margin	$5,599	$1,086	$21,083	$18,895

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Patronage Capital and Membership Fees
and Accumulated Other Comprehensive Deficit (Unaudited)
For the Nine Months Ended September 30, 2008 and 2007

	(dollars in thousands)
	Patronage Capital and Membership Fees	Accumulated Other Comprehensive (Deficit)	Total
Balance at December 31, 2006	$497,509	$(28,988)	$468,521

Components of comprehensive margin:
Net margin	18,895	—	18,895
Unrealized loss on interest rate swap arrangements	—	(504)	(504)
Unrealized gain on available-for-sale securities	—	278	278

Total comprehensive margin			18,669

Balance at September 30, 2007	$516,404	$(29,214)	$487,190

Balance at December 31, 2007	$516,570	$(32,691)	$483,879

Components of comprehensive margin:
Net margin	21,083	—	21,083
Realized deferred loss on interest rate swap arrangements	—	32,806	32,806
Unrealized loss on available-for-sale securities	—	(5,209)	(5,209)

Total comprehensive margin			48,680

Balance at September 30, 2008	$537,653	$(5,094)	$532,559

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2008 and 2007

	(dollars in thousands)
	2008	2007
Cash flows from operating activities:
Net margin	$21,083	$18,895

Adjustments to reconcile net margin to net cash used by operating activities:
Depreciation and amortization, including nuclear fuel	160,221	175,916
Accretion cost	1,558	13,456
Amortization of deferred gains	(4,245)	(4,245)
Allowance for equity funds used during construction	(2,107)	(1,283)
Deferred outage costs	(27,245)	(28,075)
Other	2,163	1,873
Change in operating assets and liabilities:
Receivables	(106,320)	(32,826)
Inventories	(4,876)	(3,541)
Prepayments and other current assets	26	200
Accounts payable	1,685	(337)
Accrued interest	4,808	(11,017)
Accrued and withheld taxes	13,482	2,673
Other current liabilities	(8,240)	(325)
Settlement of interest rate swaps	(33,771)	—

Total adjustments	(2,861)	112,469

Net cash provided by operating activities	18,222	131,364

Cash flows from investing activities:
Property additions	(245,452)	(123,915)
Activity in decommissioning fund—Purchases	(463,768)	(417,577)
—Proceeds	462,617	404,963
Activity in bond, reserve and construction funds—Purchases	(73)	(137)
—Proceeds	1,132	1,100
Decrease in restricted cash and cash equivalents	48,124	18,312
Decrease (increase) in investment in associated organizations	4,250	(1,669)
Activity in other long-term investments—Purchases	(184,336)	(493,015)
—Proceeds	193,245	510,964
Other	(1,950)	(1,879)

Net cash used in investing activities	(186,211)	(102,853)

Cash flows from financing activities:
Long-term debt proceeds	282,936	26,389
Long-term debt payments	(578,475)	(150,559)
Increase in short-term borrowings	238,688	—
Other	(3,035)	(1,778)

Net cash used in financing activities	(59,886)	(125,948)

Net decrease in cash and cash equivalents	(227,875)	(97,437)
Cash and cash equivalents at beginning of period	290,930	423,757

Cash and cash equivalents at end of period	$63,055	$326,320

Supplemental cash flow information:
Cash paid for—
Interest (net of amounts capitalized)	$150,557	$165,000
Supplemental disclosure of non-cash investing and financing activities:
Plant expenditures included in ending accounts payable	$(11,978)	$(810)

The accompanying notes are an integral part of these condensed financial statements.

 Oglethorpe Power Corporation
Notes to Unaudited Condensed Financial Statements
September 30, 2008 and 2007

(A)
General.    The condensed financial statements included in this report have been prepared by Oglethorpe Power Corporation (Oglethorpe), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the information furnished in this report reflects all adjustments (which include only normal recurring adjustments) and estimates necessary to fairly state, in all material respects, the results for the periods ended September 30, 2008 and 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to SEC rules and regulations, although Oglethorpe believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the SEC. The results of operations for the three-month and nine-month periods ended September 30, 2008 are not necessarily indicative of results to be expected for the full year. As noted in Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, substantially all of Oglethorpe's sales are to its 38 electric distribution cooperative members (the Members) and, thus, the receivables on the accompanying balance sheets are principally from its Members. (See "Notes to Financial Statements" in Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.)

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

  SFAS No. 157 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

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

The table below details assets and liabilities measured at fair value on a recurring basis (dollars in thousands).

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	September 30, 2008	(Level 1)	(Level 2)	(Level 3)

Decommissioning funds	$219,764	$208,910	$10,854	$ —
Bond, reserve and construction funds	4,555	4,555	—	—
Long-term investments	89,376	55,568	—	33,808
Natural gas swaps	(4,263)	—	(4,263)	—
Deposit on Rocky Mountain transactions	106,454	—	—	106,454
Investments in associated companies	42,481	—	—	42,481

The following tables present assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs for the three and nine months ended September 30, 2008.

	Three Months Ended September 30, 2008
	Decommissioning funds	Long-term investments	Deposit on Rocky Mountain transactions	Investments in associated companies

Assets:
Balance at June 30, 2008	$62	$34,576	$104,689	$44,849
Total gains or losses (realized/unrealized):
Included in earnings	35	—	—	—
Included in regulatory asset	4	—	—	—
Impairment included in other comprehensive deficit	—	(768)	—	—
Transfers to Level 3	(101)	—	1,765	(2,368)

Balance at September 30, 2008	$ —	$33,808	$106,454	$42,481

	Nine Months Ended September 30, 2008
	Decommissioning funds	Long-term investments	Deposit on Rocky Mountain transactions	Investments in associated companies

Assets:
Balance at January 1, 2008	$1,342	$7,300	$101,272	$46,449
Total gains or losses (realized/unrealized):
Included in earnings	(92)	—	—	—
Included in regulatory asset	5	—	—	—
Impairment included in other comprehensive deficit	—	(4,792)	—	—
Purchases, issuances, liquidations	—	(15,000)	—	—
Transfers to Level 3	(1,255)	46,300 (1)	5,182	(3,968)

Balance at September 30, 2008	$ —	$33,808	$106,454	$42,481

Interest Rate Swaps
Liabilities:
Balance at January 1, 2008	$30,526
Total gains or losses (realized/unrealized):
Included in other comprehensive deficit	3,245
Included in regulatory assets and liabilities	(33,771)

Balance at September 30, 2008	$ —

(1)
Based on market conditions, Oglethorpe changed its valuation technique for auction rate securities to an income approach using a discounted cash flow model. Accordingly, these investments, which are included in long-term investments on the condensed balance sheet, changed from Level 1 to Level 3 within SFAS No. 157's three-tier fair value hierarchy for the period ending September 30, 2008.

Realized gains and losses included in earnings for the period are reported in other income (expense).

The table below details assets and liabilities measured at fair value on a non-recurring basis (dollars in thousands).

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2007	(Level 1)	(Level 2)	(Level 3)

Long-term debt	$3,503,861	—	—	$3,503,861

(C)
New Accounting Pronouncements.    In October 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active." FSP No. 157-3 clarifies the definition of fair value by stating that a transaction price is not necessarily indicative of fair value in a market that is not active or in a forced liquidation or distressed sale. Rather, if the company has the ability and intent to hold the asset, the company may use its assumptions about future cash flows and appropriately adjusted discount rates in measuring fair value of the asset. The guidance in FSP FAS No. 157-3 is effective October 10, 2008, including prior periods for which financial statements have not been issued. The adoption of FSP FAS No. 157-3 did not have a material affect on Oglethorpe's results of operations or financial condition.

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

(D)
Accumulated Comprehensive Deficit.    The table below provides detail of the beginning and ending balance for each classification of accumulated other comprehensive deficit along with the amount of any reclassification adjustments included in margin for each of the periods presented in the Condensed Statements of Patronage Capital and Membership Fees and Accumulated Other Comprehensive Deficit. There were no material changes in the nature, timing or amounts of expected (gain) loss reclassified to net margin from the amounts disclosed in Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 2007. See Note G below for further discussion regarding the termination of the interest rate swap arrangements.

  Oglethorpe's effective tax rate is zero; therefore, all amounts below are presented net of tax.

	Accumulated Other Comprehensive Deficit
	(dollars in thousands)
	Interest Rate Swap Arrangements	Available-for-sale Securities	Total

Balance at December 31, 2006	$(28,584)	$(404)	$(28,988)

Unrealized gain/(loss)	(504)	278	(226)

Balance at September 30, 2007	$(29,088)	$(126)	$(29,214)

Balance at December 31, 2007	$(32,806)	$115	$(32,691)

Unrealized gain/(loss)	—	(5,209)	(5,209)
Realized deferred loss	32,806	—	32,806

Balance at September 30, 2008	$—	$(5,094)	$(5,094)

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

  In general, environmental requirements are becoming increasingly stringent. New requirements may substantially increase the cost of electric service by requiring changes in the design or operation of existing facilities or changes or delays in the location, design, construction or operation of new facilities. Failure to comply with these requirements could result in the imposition of civil and criminal penalties as well as the complete shutdown of individual generating units not in compliance. Certain of Oglethorpe's debt instruments require us to comply in all material respects with laws, rules, regulations and orders imposed by applicable governmental authorities, which include current or future environmental laws and regulations. Should we fail to be in compliance with these requirements, it would constitute a default under such debt instruments. Oglethorpe cannot provide assurance that it will always be in compliance with current and future regulations applicable to it.

  2.    Clean Air Act.    In April 2007, the Sierra Club and the Coosa River Basin Initiative appealed two unsuccessful permit challenges involving operating permit renewals for Plants Scherer (co-owned by Oglethorpe), Bowen, Hammond and Branch to the U.S. Court of Appeals for the Eleventh Circuit. The permits were all challenged on the basis of not including compliance schedules to bring the sources into compliance with applicable opacity standards, not including an adequate statement of basis, and, for Scherer and Bowen, not including compliance schedules to bring the sources into compliance with Prevention of Significant Deterioration requirements. Oglethorpe filed a motion to intervene on behalf of the U.S. Environmental Protection Agency (EPA) in the case and that motion was granted. Briefing on the case was completed in December 2007, and oral argument was held on March 31, 2008. A decision in favor of EPA was issued by the Court on September 2, 2008. However, the petitioners filed a motion for rehearing or rehearing en banc on October 17, 2008 to which the Court has not yet responded.

(F)
Pollution Control Revenue Bonds (PCBs).    Since the second half of 2007, the three major credit rating agencies have had an on-going review of the monoline bond insurers primarily as a result of the exposure some insurers have to financial guarantees and credit default swaps related to structured finance obligations, primarily those backed by subprime residential mortgages. By mid-2008, many monoline bond insurers had been downgraded below their historical triple-A rating levels or had negative outlooks assigned to their triple-A ratings, including the insurers that provided guarantees on a significant portion of Oglethorpe's variable rate PCB indebtedness.

  These bond insurer downgrades have caused a corresponding downgrade of the ratings on the insured bonds, leading to increased focus on the underlying issuer credit, wider credit spreads and higher interest rates, and in some cases failed auctions in the auction rate securities (ARS) market and failed remarketings in the variable rate demand bond (VRDB) market. However, the bank liquidity support that is typically used in the VRDB market may somewhat mitigate the otherwise negative effect of bond insurer downgrades versus the ARS market which relies on the broker/dealers for liquidity support. The ARS market is no longer functioning as originally anticipated, and investors are trying to liquidate ARS investments as they can.

  The bond insurer downgrades and related issues in the ARS market have required Oglethorpe to refinance, or otherwise convert to a term or fixed rate of interest, approximately $570 million of variable rate PCBs so far in 2008 (of which GTC has assumed a $47 million obligation).

  In late August 2008, Oglethorpe issued $255 million of Series 2008 refunding bonds and used the proceeds to repay $260 million of commercial paper that had been issued in April and May 2008. The commercial paper was issued to redeem the Series 1993A and Series 1994A PCBs, whose interest cost had increased due to a downgrade of the bond insurer. As discussed in Note G below and in Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 2007,

  Oglethorpe also terminated interest rate swap arrangements in connection with this bond insurer downgrade.

  In early September 2008, Oglethorpe issued $240 million of commercial paper and used the proceeds to redeem $238 million of Series 2006 PCBs (of which GTC had assumed a $40 million obligation). Like the 1993A and 1994A PCBs, the interest cost on the Series 2006 PCBs had increased due to a downgrade of the bond insurer. This commercial paper was outstanding at September 30, 2008; however, in early November 2008 this commercial paper was repaid with the proceeds from a $240 million advance under the commercial paper backup line of credit facility. Oglethorpe plans to repay the $240 million advance in connection with the issuance of Series 2008 refunding bonds in December 2008. When this transaction is completed, Oglethorpe will have refinanced all of its variable rate PCB indebtedness, totaling approximately $931 million (of which GTC had assumed an $87 million obligation), into term rates or rates that are fixed to maturity.

  At September 30, 2008, Oglethorpe had outstanding $123 million of PCBs in the ARS mode, $315 million of PCBs in term mode (in 2-year and 3-year put bonds; of which GTC has assumed a $47 million obligation) and $300 million of PCBs with fixed rates to maturity (of which GTC has assumed a $7 million obligation). The ARS reprice in Dutch auctions every 35 days, but these auctions have been failing consistently since early 2008 as a result of investors moving away from the ARS market. Oglethorpe plans to refund the remaining ARS through an issuance of Series 2008 PCBs in December 2008. Even though the remaining ARS have been failing to sell at auction, since their failed auction rates are tied to a percentage of LIBOR (which has been uncharacteristically low recently), the interest rates have remained generally in the 3% to 5% range.

(G)
Interest Rate Swap Transactions.    As noted in Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, Oglethorpe terminated both the AIG Financial Products Corp. (AIG-FP) interest rate swaps and the JPMorgan Chase Bank (JPMC) interest rate swaps in March 2008. Oglethorpe made a termination payment to AIG-FP of $36,611,000 and received a termination payment from JPMC of $2,840,000. The amounts have been recorded as a regulatory asset and regulatory liability in accordance with SFAS No. 71, "Accounting for Effects of Certain Types of Regulation" and will be amortized into expense over the remaining life of the Series 1993A and 1994A PCBs, or 2016 and 2019, respectively.

(H)
Short-term Borrowings.    In April and May of 2008, Oglethorpe issued $260 million of commercial paper and used the proceeds to redeem the Series 1993A and Series 1994A PCBs, whose interest cost had increased due to a downgrade of the bond insurer. Oglethorpe repaid this commercial paper in late August 2008 using the proceeds from the issuance of the Series 2008A-C bonds. In September 2008, Oglethorpe issued a total of $240 million of commercial paper and used the proceeds to redeem the Series 2006 PCBs, whose interest cost had increased due to a downgrade of the bond insurer. See discussion in Note F above regarding the repayment of the $240 million of commercial paper issued.

(I)
Georgia Transmission Corporation Receivable.    In connection with the refinancing of the Series 2006 PCBs, in which Georgia Transmission Corporation (GTC) had an assumed $40 million obligation, Oglethorpe issued $240 million of commercial paper and used the proceeds to redeem the Series 2006 PCBs, including the portion assumed by GTC. The portion of the outstanding commercial paper that relates to GTC's assumed obligation in the bonds is reflected as a receivable on the balance sheet at September 30, 2008. See Note F and Note H for further discussion of the repayment of this short-term borrowing. For further discussion regarding GTC's assumption of a portion of Oglethorpe's PCB indebtedness, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—

  Off-Balance Sheet Arrangements—GTC Debt Assumption" in Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

(J)
Deferred Asset/Liability Associated with Retirement Obligations.    Oglethorpe records a regulatory asset or liability for the timing difference in accretion recognized under SFAS No. 143, "Accounting for Asset Retirement Obligations", compared to the expense recovered for ratemaking purposes. In addition, unrealized gains and losses from the nuclear decommissioning fund consistent with ratemaking policy are recorded as a regulatory asset or liability. These amounts combined with the regulatory asset recorded with respect to the cumulative effect of adoption are reflected as either a net regulatory asset or liability on the balance sheets. At September 30, 2008, Oglethorpe recorded a regulatory asset of $33.3 million compared to a regulatory liability of $5.6 million at December 31, 2007.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Oglethorpe Power Corporation ("Oglethorpe") is a power supply cooperative owned by 38 retail electric distribution cooperative members (the "Members"). The Members are consumer-owned distribution cooperatives providing retail electric service in Georgia on a not-for-profit basis. Oglethorpe's principal business is providing wholesale electric power to the Members through a combination of its generation assets and power purchased from power marketers and other suppliers. As with cooperatives generally, Oglethorpe operates on a not-for-profit basis.

Forward-Looking Statements and Associated Risks

This Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding, among other items, (i) anticipated transactions by Oglethorpe, (ii) Oglethorpe's future capital requirements and sources of capital and (iii) achievement of a Margins for Interest Ratio (MFI Ratio) at or above the minimum requirement approved by Oglethorpe's Board. These forward-looking statements are based largely on Oglethorpe's current expectations and are subject to a number of risks and uncertainties, some of which are beyond Oglethorpe's control. For factors that could cause actual results to differ materially from those anticipated by these forward-looking statements, see "Financial Condition—Capital Requirements and Liquidity and Sources of Capital—Current Market Conditions" herein and Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, in particular Item 1A—Risk Factors. In light of these risks and uncertainties, there can be no assurance that events anticipated by the forward-looking statements contained in this Quarterly Report will in fact transpire.

Results of Operations

For the Three Months and Nine Months Ended September 30, 2008 and 2007

Net Margin

Oglethorpe's net margin for the three-month and nine-month periods ended September 30, 2008 was $5.6 million and $21.1 million compared to $1.1 million and $18.9 million for the same periods of 2007. The increase in net margin for the three-month period ended September 30, 2008 compared to the same period of 2007 was partly due to higher budgeted net margin for 2008 and partly due to investment income being lower than anticipated in 2007. The net margin variance for the nine-month period ended September 30, 2008 compared to the same period of 2007 was primarily due to investment income in 2007 being lower than anticipated.

Throughout the year, Oglethorpe monitors its financial results and, with Board approval, makes budget adjustments when and as necessary to ensure that a net margin equivalent to the minimum 1.10 MFI Ratio required under the Mortgage Indenture is achieved. Oglethorpe's management anticipates that the margin for the year ending December 31, 2008 will be approximately $19.6 million, which will yield a MFI Ratio of 1.10. To enhance financial coverage during an anticipated period of generation facility construction, Oglethorpe's Board has approved a budget for 2009 to achieve a 1.12 MFI Ratio (above the minimum 1.10 required by the Mortgage Indenture), which is expected to generate margins based on budgeted interest expense for the year ending December 31, 2009 of approximately $30.5 million. For additional information on Oglethorpe's margin requirement, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Summary of Cooperative Operations—Rates and Regulation" in Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 2007. For additional information regarding anticipated generation facility construction, see "Other Events—Future Power Resources—Vogtle Units No. 3 and No. 4 and Other Future Power Resources" in Oglethorpe's Current Report on Form 8-K dated July 2, 2008.

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

Total revenues from sales to Members were 3.4% lower and 3.1% higher in the three-month and nine-month periods ended September 30, 2008 than such revenues for the same periods of 2007. Megawatt-hour (MWh) sales to Members decreased 7.3% and increased 1.1% in the three-month and nine-month periods ended September 30, 2008 versus the same periods of 2007. The average total revenue per MWh from sales to Members increased 4.3% and 1.9% for the three-month and nine-month periods ended September 30, 2008 compared to the same periods of 2007.

The components of Member revenues for the three months and nine months ended September 30, 2008 and 2007 were as follows (amounts in thousands except for cents per kilowatt hour):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Capacity revenues	$150,013	$148,828	$450,491	$452,689
Energy revenues	183,712	196,691	493,589	463,201

Total	$333,725	$345,519	$944,080	$915,890

Kilowatt hours sold to Members	6,267,594	6,764,801	17,529,654	17,333,942
Cents per kilowatt hour	5.32¢	5.11¢	5.39¢	5.28¢

Capacity revenues for the three-month period and nine-month period ended September 30, 2008 remained relatively constant compared to the same periods of 2007. Energy revenues were 6.6% lower and 6.6% higher for the three-month and nine-month periods ended September 30, 2008 compared to the same periods of 2007. Oglethorpe's average energy revenue per MWh from sales to Members was 0.8% and 5.4% higher for the current periods of 2008 as compared to the same periods of 2007. The decrease in energy revenues for the three months ended September 30, 2008 was primarily due to the pass through to Oglethorpe's Members of lower fuel costs (primarily due to lower natural gas-fired generation) and lower purchased power energy costs (primarily due to the lower volume of purchased MWhs). The increase in energy revenues and average energy revenues per MWh for the nine months ended September 30, 2008 was primarily due to an increase in fuel costs (primarily due to increased coal-fired generation). For a discussion of fuel costs and purchased power costs, see "Operating Expenses" below.

Operating Expenses

Operating expenses for the three-month and nine-month periods ended September 30, 2008 decreased 7.2% and increased 0.8% compared to the same periods of 2007. The decrease in operating expenses for the third quarter of 2008 compared to the same quarter of 2007 was primarily due to lower fuel costs, purchased power costs, depreciation and amortization expenses and accretion expenses. While operating expenses increased only slightly for the nine-month period ended September 30, 2008 compared to the same period of 2007, increases in fuel and production costs were offset somewhat by lower depreciation and amortization and accretion expenses.

For the three-month and nine-month periods ended September 30, 2008 compared to the same periods of 2007, total fuel costs decreased 3.0% and increased 8.4% while total generation decreased 6.2% and increased 1.3%. Average fuel costs per MWh increased 3.4% and 7.0% in the current periods of 2008 compared to the same periods of 2007. The decrease in total fuel costs during the third quarter of 2008 compared to the same quarter of 2007 resulted primarily from lower natural gas-fired generation at the Doyle and Talbot energy facilities. The increase in average fuel costs during the third quarter of 2008 compared to the same quarter of 2007 resulted primarily from an increase in natural gas prices; the average fuel cost per MWh of natural gas-fired generation more than doubled in the current quarter from levels a year ago. The increase in total and average fuel costs for the nine-month period ended September 30, 2008 as compared to the same period of 2007 resulted primarily from a 6.3% increase in higher cost coal-fired generation at Plants Scherer and Wansley. Coal-fired generation has a higher average cost per MWh of generation as compared to nuclear generation.

Production costs decreased by 0.3% and increased 4.9% for the three-month and nine-month periods ended September 30, 2008 compared to the same periods of 2007. The increase for the nine-month period ended September 30, 2008 compared to the same period of 2007 was primarily due to (1) maintenance outage costs at the Doyle energy facility in 2008 (there were nominal maintenance outage costs in the same period of 2007), (2) increased staffing at nuclear Plants Hatch and Vogtle in response to new fitness for duty regulations impacting operations, maintenance and security departments, and (3) increased amortization of deferred refueling and maintenance costs at several of the nuclear and coal-fired units due to the higher expense of longer, more complex outages. These increases were offset somewhat by lower property tax expense in the current periods of 2008 compared to the same periods of 2007 due to a favorable ruling from the Georgia Supreme Court regarding Monroe County property tax assessments. (See "Notes to Financial Statements" in Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.)

Total purchased power costs decreased 15.1% and increased 0.5% for the three-month and nine-month periods ended September 30, 2008 compared to the same periods of 2007. Purchased MWhs decreased 13.7% and increased 7.0% for the three months and nine months ended September 30, 2008 compared to the same periods of 2007. The average cost per MWh of total purchased power decreased 1.5% and 6.1% for the three months and nine months ended September 30, 2008 compared to the same periods of 2007.

Purchased power costs were as follows (amounts in thousands except for cents per kilowatt hour):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Capacity costs	$10,833	$10,426	$31,530	$30,606
Energy costs	32,215	40,300	91,017	91,276

Total	$43,048	$50,726	$122,547	$121,882

Kilowatt hours of purchased power	479,783	555,640	1,340,395	1,252,350
Cents per kilowatt hour	8.97¢	9.13¢	9.14¢	9.73¢

Purchased power capacity costs remained relatively unchanged in the three-month and nine-month periods of 2008 compared to the same periods of 2007. Purchased power energy costs for the three-month and nine-month periods ended September 30, 2008 decreased 20.1% and 0.3% compared to the same periods of 2007. The average cost of purchased power energy decreased 7.3% and 6.8% for the three-month and nine-month periods ended September 30, 2008 compared to the same periods of 2007. The decreases in purchased power energy costs and cost per MWh were primarily due to reduced purchases of MWhs under a purchased power agreement with Hartwell Energy Limited Partnership. The decreases were offset somewhat by increased MWhs acquired under Oglethorpe's energy replacement program, which replaces power from Oglethorpe owned generation facilities with lower price spot market purchased power energy, and by an increase in MWhs acquired under a purchased power agreement with Morgan Stanley which will expire December 31, 2008.

The line item "Other" under "Operating expenses" in Oglethorpe's Condensed Statements of Revenues and Expenses includes accretion expense. Accretion expense represents the change in Oglethorpe's asset retirement obligations due to the passage of time. For nuclear decommissioning, Oglethorpe records a regulatory asset or liability for the timing difference in accretion recognized under SFAS No. 143, "Accounting for Asset Retirement Obligations," compared to the expense recovered for ratemaking purposes. The accretion expense recognized by Oglethorpe is equal to the lesser of the earnings from both the decommissioning trust fund and the internal decommissioning fund or the asset retirement obligation for nuclear decommissioning expenses to be recognized under SFAS No. 143. The earnings (losses) on the decommissioning funds for the three months and nine months ended September 30, 2008 were $3.4 million and $11.9 million lower than in the same periods of 2007. As a result, accretion expense decreased $3.4 million and $11.9 million during the three months and nine months ended September 30, 2008 as compared to the same periods of 2007.

Depreciation and amortization expense decreased 18.1% for both the three-month and nine-month periods ended September 30, 2008 compared to the same periods of 2007. Depreciation and amortization expenses for the three-month and nine-month periods of 2008 were lower primarily due to lower depreciation expenses for Plant Vogtle of $7.2 million and $21.5 million compared to the same periods of 2007. In June 2007, Georgia Power Company (GPC), as agent for the co-owners of Plant Vogtle, filed an application with the Nuclear Regulatory Commission (NRC) to extend the licenses for Vogtle Unit No. 1 and Unit No. 2 for an additional 20 years. Effective July 1, 2007, Oglethorpe, under the provisions of SFAS No. 71, began deferring the difference between Plant Vogtle depreciation expense based on the current 40-year operating license versus depreciation expense based on the applied for 20-year license extension. The deferral amount will be amortized to depreciation expense over the remaining life of Plant Vogtle beginning in the year the license extension is approved by the NRC. The approval from the NRC is expected mid-2009 or later.

Other Income

Investment income decreased 71.2% (or $6.7 million) and 60.9% (or $20.0 million) in the three-month and nine-month periods ended September 30, 2008 compared to the same periods of 2007. The decrease for the three months and nine months ended September 30, 2008 compared to the same periods of 2007 resulted partly from decreased interest earnings on cash and cash equivalent investments due to lower average investment balances and lower interest rates on those investments in 2008 as compared to 2007. As discussed above, lower earnings from the decommissioning funds in the three-month and nine-month periods of 2008 compared to the same periods of 2007 also contributed to the decrease.

Interest Charges

Interest on long-term debt and capital leases increased by 2.2% and 3.4% in the three-month and nine-month periods of 2008 compared to the same periods of 2007. This increase resulted primarily from negative events in the capital markets which affected the cost of borrowing for Oglethorpe as it relates to PCBs in ARS mode and PCBs in VRDB mode, as well as the increased borrowing costs incurred under the AIG-FP and JPMC interest rate swap transactions and the amortization of the loss incurred from the early termination of the interest rate swaps. For further discussion of the negative events in the capital markets and the early termination of the interest rate swaps, see Notes F and G of Notes to Unaudited Condensed Financial Statements and "Financial Condition—Capital Requirements and Liquidity and Sources of Capital—Current Market Conditions."

Balance Sheet Analysis as of September 30, 2008

Assets

Property additions for the nine months ended September 30, 2008 totaled $245.5 million. The expenditures were primarily for environmental control systems being installed at Oglethorpe's coal-fired generation plants, nuclear fuel, and normal additions and replacements to existing generation facilities.

The $36.0 million increase in nuclear fuel was due to additional purchases to increase inventory and increased uranium costs.

Construction work in progress increased by $114.5 million in the nine months ended September 30, 2008, primarily due to costs incurred for various replacement and improvement projects (including environmental control systems) at existing generation facilities.

The $19.8 million decrease in long-term investments was primarily due to an $11.9 million decrease in the fair market value of the investments and an $8.4 million decrease in ARS held by Oglethorpe.

Cash and cash equivalents decreased $227.9 million largely as a result of payments made for property additions. Payments to GPC for operation and maintenance costs, the timing of certain principal and interest payments and interest rate swap termination payments also contributed to the decrease.

Restricted cash at December 31, 2007 represented a portion of the proceeds obtained from the October 2007 refinancing of certain indebtedness associated with PCBs. These proceeds, which were on deposit with a trustee, were subsequently used in the first quarter of 2008 to pay principal related to the refinanced PCB debt that was called or matured in January 2008.

During the nine months ended September 30, 2008, receivables increased 116.0%, or $70.4 million. The December 31, 2007 receivables balance included approximately $46.7 million of credit available to the Members for a Board approved reduction to 2007 revenue requirements. The increase in receivables was largely due to approximately $44.1 million of these credits being realized by the Members during 2008. In addition, receivables for energy related costs were approximately $15.7 million higher in September 2008 largely due to the mix of generation for the month. Partially as a result of a scheduled nuclear refueling outage, generation at the higher cost natural gas-fired plants was greater in September 2008 than in December 2007. The increase was also partially due to a $5.9 million receivable from GPC recorded for the amount of estimated payments made to GPC for plant expenditures that exceeded the amounts incurred. In addition, receivables from Smarr EMC for costs associated with operating its facilities increased by $2.7 million. The receivable associated with the unrealized gain or loss on natural gas contracts also increased by $4.5 million. Partially offsetting the foregoing increase was a decrease in interest receivable.

The receivable from GTC represents the amount owed to Oglethorpe as a result of the September 2008 redemption of certain PCB debt. For further discussion regarding the redemption of this debt, see "Financial Condition—Capital Requirements and Liquidity and Sources of Capital—Liquidity" below.

"Accounting for Uncertainty in Income Taxes—an Interpretation of Financial Accounting Standards No. 109 Positions (FIN 48)." Oglethorpe and its subsidiaries file a U.S. federal consolidated income tax return. The U.S. federal statute of limitations remains open for the year 2005 forward. State jurisdictions have statutes of limitations generally ranging from three to five years from the filing of an income tax return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. Years still open to examination by tax authorities in major state jurisdictions include 2005 forward. Under the provisions of FIN 48, Oglethorpe had recognized a $72.0 million liability for unrecognized tax benefits as of December 31, 2007. During the third quarter of 2008, one of the three open years expired. Accordingly, this liability and related deferred tax asset was reduced by $24.0 million during the third quarter.

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

As a result of the termination of the AIG-FP interest rate swaps during the quarter ended March 31, 2008, Oglethorpe recorded a $36.6 million regulatory asset. The asset will be amortized into expense over the remaining life of the associated debt. For further discussion regarding the interest rate swap terminations, see Note G of the Notes to Unaudited Condensed Financial Statements.

Deferred depreciation expense represents amounts being deferred in relation to the application made to the NRC to extend the licenses for Vogtle Unit No. 1 and Unit No. 2 for an additional 20 years. For further discussion regarding this deferral of depreciation expense, see "Operating Expenses" above.

The increase in the deferred asset associated with retirement obligations was primarily due to a $28.1 million decrease in the fair market value of the nuclear decommissioning fund and the corresponding increase in the deferred charge (a $5.6 million deferred credit existed at December 31, 2007). Consistent with Oglethorpe's ratemaking policy, unrealized gains or losses from the nuclear decommissioning fund are added to or deducted from the deferred asset retirement obligation assets or credits. The deferred asset or credit also increases or decreases to the extent of timing differences between accretion expense recognized under SFAS No. 143 and amounts recovered through ratemaking policy (via decommissioning fund earnings). Earnings on the decommissioning fund were approximately $11.3 million less than the related accretion expense, which resulted in the deferred charge also being increased by this amount. For further discussion regarding accretion expense, see "Operating Expenses" above.

Equity and Liabilities

Primarily as a result of the termination payment made to settle the AIG-FP interest rate swaps, accumulated other comprehensive deficit decreased by $27.6 million. For further discussion regarding the accumulated other comprehensive deficit and the interest rate swap terminations, see Notes D and G of the Notes to Unaudited Condensed Financial Statements.

As a result of regularly scheduled lease payments, the obligation under capital leases decreased by $26.5 million.

Long-term debt and capital leases due within one year decreased 24.3%, or $34.8 million. The decrease was primarily a result of PCB debt payments made in January 2008. In addition to the normal PCB current maturities, the December 31, 2007 balance included approximately $30.1 million for PCB debt that was redeemed early. The September 30, 2008 balance for PCB debt included only the normal scheduled current maturities, which was affected by the early redemption of certain PCB debt in April 2008.

Accounts payable decreased 22.2%, or $9.2 million, primarily as a result of a $22.9 million decrease in the payable to GPC for operation, maintenance and capital costs. The payable to GPC includes true-up amounts for current and prior month expenditures. The true-up amounts vary to the extent that actual expenditures are different from GPC's estimates of these costs. At September 30, 2008, the estimated payments exceeded the estimated expenditures and a receivable from GPC was recorded. Partially offsetting was a $10.8 million increase in purchases of natural gas in September 2008 as compared to December 2007. This increase was primarily due to increased generation at the natural gas-fired plants and for purchases placed into a storage facility. In addition, the payable to Smarr EMC for amounts billed by Oglethorpe on its behalf increased by $1.6 million. Spot market purchases of energy also increased approximately $1.5 million.

Short-term borrowings represent commercial paper issued by Oglethorpe. The commercial paper was issued to redeem certain PCB debt during the second and third quarters of 2008. For further discussion regarding the issuance of commercial paper, see "Financial Condition—Capital Requirements and Liquidity and Sources of Capital—Financing Activities" below.

Accrued interest increased primarily as a result of the normal monthly accruals for interest expense.

Accrued and withheld taxes increased $13.5 million as a result of the normal monthly accruals for property taxes, net of payments made during the year.

Other current liabilities decreased by $5.0 million. The decrease was primarily due to the December 31, 2007 balance containing a $9.0 million liability recorded for negative cash. No such liability existed at September 30, 2008. Partially offsetting was a $4.3 million liability associated with the unrealized loss on natural gas contracts. At December 31, 2007, the natural gas contracts were in an unrealized gain position and recorded as an asset.

Primarily as a result of a $28.1 million decrease in the fair market value associated with the nuclear decommissioning fund, the deferred liability associated with asset retirement obligations converted to a deferred charge and was recorded as an asset.

The liability associated with the interest rate swap arrangements was settled by the payment made to terminate the AIG-FP interest rate swaps. For further discussion regarding the interest rate swap terminations, see Note G of the Notes to Unaudited Condensed Financial Statements.

The long-term contingent liability represents a liability recorded for unrecognized tax benefits pursuant to the adoption of FIN 48. The decrease was the result of the expiration of the statute of limitations for the 2004 tax year. See "Accounting for Uncertainty in Income Taxes—an Interpretation of Financial Accounting Standards No. 109 Positions (FIN 48)" above for further discussion.

Other deferred credits and liabilities increased primarily due to a $3.5 million increase in funding received from the Members for future debt payments. The liability for Oglethorpe's share of GPC's other post retirement benefits also increased by $1.9 million.

Financial Condition

Capital Requirements and Liquidity and Sources of Capital

Environmental Capital Requirements

Oglethorpe's future capital expenditures depend in part on implementation of new or existing laws, regulations, judicial decisions, and how Oglethorpe and the other co-owners of coal-fired Plants Scherer and Wansley choose to comply with these regulations once finalized. Regulations adopted by the Georgia Environmental Protection Division (EPD) specify certain environmental control equipment that must be added to Georgia electric generating units by specific dates, including Plants Scherer and Wansley. As described in "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—Capital Requirements" in Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, Oglethorpe forecasts expenditures of $900 million in the period 2008 through 2014 to complete environmental compliance projects underway at Plants Scherer and Wansley. The Plant Wansley projects will be completed and in-service by early 2009; however, completion of the projects at Plant Scherer will extend over the next five years and will require extended unit outages in 2009 and in 2011, although not during peak energy use periods. As regulations are finalized and design work continues to determine how best to retrofit the units with the required equipment, and as the construction environment, including the rising cost of materials and labor, continues to evolve, the estimated cost to install these retrofits continues to be refined. Large construction projects such as these entail certain risks, as described in Item 1A—Risk Factors of Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 2007. These forecasted expenditures are based on information available to Oglethorpe on the date of this Quarterly Report on Form 10-Q; however, there can be no assurance that the cost of compliance with these regulations will not be higher, nor that future regulations will not require additional reductions in emissions or earlier compliance. See Note E of the Notes to Unaudited Condensed Financial Statements for more information on environmental compliance matters.

In July 2008, the U.S. Court of Appeals for the D.C. Circuit issued its decision in litigation challenging the EPA's Clean Air Interstate Rule (CAIR). The D.C. Circuit vacated CAIR in its entirety, remanding it back to EPA for further rulemaking. Petitions for rehearing or rehearing en banc have been filed with the D.C. Circuit. The CAIR decision came on the heels of the same Court's February 2008 decision vacating the EPA's Clean Air Mercury Rule (CAMR). Applications for a discretionary appeal of the CAMR have been filed with the U.S. Supreme Court. Oglethorpe cannot predict the outcomes of the appeals of the CAIR and CAMR. Together, CAIR and CAMR were the primary federal drivers behind the decisions by the co-owners of Plants Scherer and Wansley (including Oglethorpe) to add air pollution control equipment to those plants in the 2007 to 2014 time frame in order to reduce emissions of sulfur dioxide, oxides of nitrogen and mercury. While the control equipment being added at the plants continues to be required under a separate Georgia EPD regulation, Oglethorpe cannot predict whether this equipment will meet the requirements of any new federal rules that may be promulgated to replace CAIR and CAMR.

In July 2008, an Advance Notice of Proposed Rulemaking (ANPR) from the EPA was published in the Federal Register. Created in response to the Supreme Court's April 2007 decision in Massachusetts v. EPA, the ANPR solicits public comment on whether greenhouse gases from stationary and mobile sources should be regulated under the Clean Air Act and, if so, what issues might arise from such regulation. In addition, the possibility of new federal legislation that could lead to regulation of emissions of greenhouse gases from mobile and stationary sources continues. Oglethorpe cannot predict at this time whether these actions will result in the regulation of greenhouse gas emissions from its power plants, or the effects of any such regulation.

In June 2008, a Fulton County, Georgia Superior Court Judge overturned an air quality permit to Longleaf Energy Associates LLC for the construction of a coal-fired power plant in Early County, Georgia. This permit had previously been upheld by the Office of State Administrative Hearings (OSAH) after an appeal by the Sierra Club and Friends of the Chattahoochee. The judgment set aside OSAH's decision on every issue raised on appeal, and concluded that carbon dioxide emissions are regulated under the Clean Air Act, an issue with the potential to bring the permitting of new air emission sources of any significant size in Georgia (including new electric generating plants currently being considered by Oglethorpe) to a halt. Both the Georgia EPD and Longleaf Energy Associates appealed, and that ruling is currently under review by the Georgia Court of Appeals. Oglethorpe participated as Amicus Curiae in urging the Court to accept the appeal but cannot determine whether any ruling will ultimately impact the process of permitting new or modified sources in Georgia.

Current Market Conditions

Since mid-2007, the financial services sector has been negatively impacted by significant write-offs related to sub-prime mortgages and the re-pricing of credit risk. Global credit and other financial markets have suffered substantial stress, volatility, illiquidity and disruption, with sub-prime mortgage related issues being the most significant contributing factor. These forces reached unprecedented levels by the fall of 2008, resulting in the insolvency or acquisition of, or government assistance to, several major domestic and international financial institutions. These events have significantly diminished overall confidence in the credit markets and other financial markets and caused increasing economic uncertainty. This reduced confidence and uncertainty has led to reduced lending between banks and to third parties, and, along with the expectation that delinquencies among sub-prime borrowers are expected to continue in 2009, could further exacerbate the overall market disruptions and risks to businesses in need of capital.

Since mid-September 2008, the commercial paper markets have seen significant disruptions, with commercial paper maturities limited to periods ranging from approximately one to thirty days even for highly rated issuers, if they can issue commercial paper at all. Also, the cost of issuing commercial paper has increased. The impact to the availability and cost of long-term financing is not yet clear. However, debt capital that is available may come at a higher cost and on terms and conditions that may be less favorable.

Obtaining favorable financing is important to Oglethorpe's business due to, among other things, its significant capital needs to maintain existing electric generation facilities, comply with environmental requirements and regulations, and construct new generating facilities requested by Members to support growth in their energy needs. The uncertainty in the credit markets could make it more challenging for Oglethorpe to carry out its financing objectives in the near term. See "Liquidity" and "Financing Activities" below for more information about Oglethorpe's short-term and long-term financing needs.

Nuclear Decommissioning Funds

Oglethorpe maintains external trust funds, as required by the NRC, to fund its share of certain costs associated with the decommissioning of its nuclear plants (reflected as "Decommissioning Funds, at market" on the balance sheet). Oglethorpe also maintains an internal decommissioning fund (included in "Long-term investments, at market" on the balance sheet) from which amounts can be transferred to the external trust fund, should that be necessary. The allocation of equity and fixed income securities in both the external and internal funds are designed to provide returns to be used to fund decommissioning and to offset inflationary increases in decommissioning costs; however, the equity portion of these funds is exposed to price fluctuations in equity markets, and the values of fixed-rate, fixed-income securities are exposed to changes in interest rates. Oglethorpe actively monitors the investment performance of the funds and periodically reviews asset allocation in accordance with its nuclear decommissioning fund investment policy. Oglethorpe's investment policy establishes targeted and permissible investment allocation ranges for equity and fixed income securities. The targeted asset allocation is diversified among various asset classes and investment styles. Specific investment guidelines are established with each of the investment advisors that are selected to manage a particular asset class or subclass.

With respect to investments in equity securities, the investment guidelines typically limit the type of securities that may be purchased and the concentration of equity holdings in any one issuer and within any one sector. With respect to fixed-income securities, the investment guidelines set forth limits for the type of bonds that may be purchased, state that investments be primarily in securities with an assigned investment grade rating of BBB- or above and establish that the average credit quality of the portfolio typically not be below A+/A1.

Oglethorpe's nuclear decommissioning funds (both external and internal) declined approximately 9% in value year-to-date as of September 30, 2008. An analysis of funding adequacy will be performed by Oglethorpe in early 2009 and potential changes, if any, in funding requirements will be evaluated at that time.

Liquidity

To meet short-term cash needs and liquidity requirements, at September 30, 2008, Oglethorpe had liquidity consisting of (i) $63 million in cash and cash equivalents, and (ii) $310 million available under three committed working capital line of credit facilities described below.

Oglethorpe has in place a five-year $450 million committed line of credit facility supporting its commercial paper program that matures in July 2012. Under its commercial paper program, Oglethorpe is authorized to issue commercial paper in amounts that do not exceed the amount of any committed backup lines of credit, thereby providing 100% dedicated backup support for any paper outstanding. In addition to providing support for commercial paper, funds may also be advanced under the $450 million facility for working capital purposes. However, any funds drawn for working capital will reduce the amount of commercial paper that Oglethorpe can issue.

The $450 million credit facility provides that if a participant bank is acquired, its successor is bound by the terms of the line of credit agreement. One of our participant banks, Wachovia Bank, recently announced its intent to be acquired by Wells Fargo Bank. The table below lists the participant banks and the amount of their commitment in this facility:

$450M Credit Facility—Participant Banks	Commitment
(dollars in millions)

Bank of America, N.A.—Administrative Agent	$75
SunTrust Bank	$75
The Bank of Tokyo-Mitsubishi UFJ, Ltd.	$60
CoBank, ACB	$60
JPMorgan Chase Bank, National Association	$60
National Rural Utilities Cooperative Finance Corp.	$60
Wachovia Bank, National Association	$60

At September 30, 2008, Oglethorpe had $240 million of commercial paper outstanding (see further discussion below), leaving $210 million available to be drawn under the $450 million credit facility or available to support additional commercial paper issuance.

In early September 2008, Oglethorpe issued $240 million of commercial paper and used the proceeds to redeem $238 million of Series 2006 PCBs (of which GTC had a $40 million assumed obligation) whose interest cost had increased due to a downgrade of the bond insurer. This commercial paper was set to mature on November 6, 2008, and needed to be reissued until the planned issuance of the Series 2008 refunding bonds in December 2008, at which time the bond proceeds would be used to repay the commercial paper. However, due to current market disruptions (see "Current Market Conditions" above), Oglethorpe did not expect to be able to reissue the commercial paper when it matured, and therefore, advanced $240 million under its commercial paper backup credit facility, using proceeds from the advance to repay the commercial paper maturing on November 6, 2008. The $240 million advanced under the backup credit facility is expected to be repaid with the proceeds from the Series 2008 refunding bonds that Oglethorpe plans to issue in December 2008 (see "Financing Activities" below for more information).

The $450 million commercial paper backup credit facility contains a financial covenant requiring Oglethorpe to maintain minimum levels of patronage capital. At September 30, 2008, the required minimum level was approximately $414 million and Oglethorpe's actual patronage capital was $538 million. The facility contains an additional covenant limiting Oglethorpe's secured indebtedness to no more than $8.5 billion and unsecured indebtedness to no more than $4.0 billion. At September 30,

2008, Oglethorpe had outstanding secured and unsecured indebtedness of approximately $3.2 billion and $240 million, respectively.

Oglethorpe also has in place two $50 million committed lines of credit, one with National Rural Utilities Cooperative Finance Corporation (CFC) that matures in October 2011, and one with CoBank, ACB that matures in November 2008. Oglethorpe expects to renew the $50 million CoBank line of credit in late November 2008 for a term of one year. There were no amounts outstanding under either the CFC or CoBank credit facilities at September 30, 2008. In early November 2008, Oglethorpe advanced $10 million under the CoBank line of credit facility.

All of the banks participating in Oglethorpe's credit facilities are performing their obligations under these facilities and are meeting our funding needs, or have expressed their willingness to do so if and when requested.

In addition to the available liquidity discussed above, Oglethorpe also had approximately $34 million invested in ARS (net of unrealized losses) at September 30, 2008. These securities have maturities in excess of one year and as such are classified as long-term investments. However, most of these securities re-price in auctions that occur every 35 days or less, and Oglethorpe can seek to liquidate these securities at the end of any auction period. Recently, however, there have been failed auctions on the ARS held by Oglethorpe, requiring Oglethorpe to hold the investments during subsequent auction periods. See Note F of Notes to Unaudited Condensed Financial Statements herein and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—Negative Events in the Capital Markets" in Oglethorpe's Annual Report on Form 10-K for the year ended December 31, 2007 for a more detailed discussion of current events causing failed auctions.

Current liabilities exceeded current assets at September 30, 2008 due to the $240 issuance of commercial paper, which is reflected as short-term borrowings on the balance sheet. As discussed above, this commercial paper was repaid in early November 2008 with a $240 million advance of funds under the commercial paper backup line of credit facility, and this advance under the line of credit facility is expected to be repaid with proceeds from the issuance of the Series 2008 refunding bonds in December 2008.

Financing Activities

Bond Financings.    In order to reduce the interest rate that Oglethorpe was paying on the $255 million of Series 1993A and Series 1994A PCBs due to a downgrade of the bond insurer of such PCBs, in April and May of 2008 Oglethorpe issued $260 million of commercial paper and used the proceeds to redeem the Series 1993A and Series 1994A PCBs. Oglethorpe paid off this commercial paper with the proceeds from an issuance of $255 million of Series 2008 refunding bonds in late August 2008. While this transaction was undertaken mainly due to the downgrade of the bond insurer, it also provided for an immediate extension of the maturities, rather than over time as the principal of the 1993A and 1994A PCBs was scheduled to mature in January of each year through 2016 and 2019, respectively. This PCB debt is secured under the Mortgage Indenture.

Oglethorpe embarked on a program to refinance or otherwise reamortize a portion of its Federal Financing Bank and PCB debt to extend the maturities of this debt in connection with the extension, in 2005, of its Member wholesale power contracts from 2025 to 2050. This program will be completed in connection with a Series 2008 PCB refinancing totaling $380 million, which Oglethorpe anticipates closing on or around December 11, 2008. There are several aspects to this financing transaction, including: (i) the refinancing of $10 million of PCB principal maturing January 1, 2009 and an extension of the maturities on this debt, (ii) the refinancing of the remaining $123 million of PCBs in the ARS mode and an extension of the maturities on this debt, (iii) the refinancing of the $240 million advance under the commercial paper backup line of credit facility as discussed above under "Liquidity", and (iv) the issuance of approximately $9 million in new tax-exempt debt for an environmental compliance project. The new tax-exempt debt is part of $50 million in state tax-exempt financing allocation received in 2005 to fund costs related to qualifying solid-waste equipment in connection with a scrubber installation project underway at coal-fired Plant Wansley, which is expected to be placed in-service by early 2009. All $380 million of this PCB debt will be secured under the Mortgage Indenture.

In 2006, Oglethorpe received an allocation from the Internal Revenue Service (IRS) to issue up to $24 million of Clean Renewable Energy Bonds (CREBs) to fund an upgrade project currently underway at its Rocky Mountain generating facility. CREBs are zero coupon bonds, and in lieu of receiving an interest payment from the issuer the bondholder receives a credit against federal income tax liability. Oglethorpe had its CREB application submitted to the IRS on its behalf by CFC, along with the applications of other electric cooperatives. CFC, as a qualified issuer under the program, will issue the bonds and loan the proceeds at a low rate of interest (approximately one percent) to the cooperatives whose applications were approved. The CREBs program requires the bonds to be issued by December 31, 2009. In early 2009 Oglethorpe anticipates closing an approximately $12 million CREBs related loan with CFC for work completed on one of three units at its Rocky Mountain facility. If the upgrade work on the other two Rocky Mountain units commences in 2009, Oglethorpe may close another approximately $12 million CREBs related loan with CFC later in 2009. These loans will be secured under the Mortgage Indenture.

By mid 2009, Oglethorpe plans to issue between $250 million and $750 million of taxable, fixed rate first mortgage bonds to fund capital expenditure needs and to increase liquidity reserves. The first mortgage bonds will be secured under the Mortgage Indenture.

RUS-Guaranteed FFB Financings.    In late September 2008, Oglethorpe submitted four loan applications to the RUS totaling approximately $1.3 billion, including a $121 million loan application for general improvements to existing generation facilities, a $210 million loan application for environmental control projects underway at coal-fired Plants Scherer and Wansley, a $459 million loan application covering construction of a 100 MW biomass facility and a $474 million loan application covering the construction of a second 100 MW biomass facility. For a further discussion of the biomass projects, see "Other Future Power Resources" in Oglethorpe's Form 8-K dated July 2, 2008. If approved, all of the RUS loans will be funded through the Federal Financing Bank (FFB) and guaranteed by the RUS, and the debt will be secured under the Mortgage Indenture.

Other Financing Initiatives.    In connection with Oglethorpe's participation in two new nuclear units at the existing Plant Vogtle site (see "Future Power Resources—Vogtle Units No. 3 and No. 4" in Oglethorpe's Form 8-K dated July 2, 2008), in late September 2008 Oglethorpe submitted information for Part I of the Department of Energy (DOE) loan application process in connection with the DOE Loan Guarantee Program seeking funding for these proposed nuclear units. Oglethorpe is pursuing this additional funding source as a result of a moratorium currently in place at RUS regarding the funding of new baseload generating plants. The DOE loan guarantee program, which is intended to support commercialization of innovative technologies to reduce air pollutants including greenhouse gases, was initially authorized pursuant to the Energy Policy Act of 2005 and was subsequently funded and extended. The loan structure would entail a loan funded through the FFB carrying a federal loan guarantee provided by the DOE. The DOE recently notified Oglethorpe that its Part I application has been placed among nine projects in the upper tier of a two tier initial ranking system, out of a total of 14 projects. A more detailed individual project ranking is currently underway at the DOE. Oglethorpe intends to submit information in connection with Part II of the DOE loan application process, which is due by December 19, 2008. The DOE plans to announce within 60 days of this date which projects are approved to proceed to the term sheet negotiation phase, with final loan approval not anticipated until well into 2009. If approved, any advance of funds under the loan is not anticipated until late 2011. Even if DOE funding is obtained, DOE only has authority to fund up to 80% of the full cost of the project; therefore Oglethorpe will seek other sources of funding, including the issuance of taxable bonds and tax-exempt bonds for any equipment that may qualify for such funding.

In the first quarter of 2009, Oglethorpe plans to put in place one or more revolving bridge construction facilities, in amounts currently projected at up to $750 million, to provide temporary construction funding for the new generation projects Oglethorpe plans to build as requested by Members to meet their future energy needs (see "Future Power Resources—Vogtle Units No. 3 and No. 4" and "Other Future Power Resources" in Oglethorpe's Form 8-K dated July 2, 2008.) In the currently constrained credit environment, obtaining a facility of this size may be challenging (see "Current Market Conditions" above for a discussion of disruptions in the global credit and financial markets). Oglethorpe also has $550 million of existing committed credit facilities to rely on if necessary, of which $310 million was available at September 30, 2008 (see "Liquidity" above).

To further its financing plans, especially for new generation construction, Oglethorpe plans to amend its Mortgage Indenture in the first quarter of 2009, provided that holders of a majority of all Mortgage Indenture obligations outstanding consent, to (i) allow Oglethorpe to finance construction of generation and related facilities by issuing Mortgage Indenture obligations based on a percent of progress payments made under contracts for engineering, construction or procurement services that have been assigned to the Mortgage Indenture Trustee, and (ii) remove the restrictions on short-term indebtedness from the Mortgage Indenture.

For more detailed information regarding Oglethorpe's financing plans, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—Financing Activities" in Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Credit Rating Risk

Oglethorpe has financial and other contractual agreements in place containing provisions which, upon a credit rating downgrade below specified levels, may require the posting of collateral in the form of letters of credit or other acceptable collateral. At September 30, 2008, Oglethorpe's primary exposure to potential collateral postings was at rating levels of BBB-/Baa3 or below. At September 30, 2008, the maximum potential collateral requirement was approximately $50 million at a senior secured rating level of BBB-/Baa3, approximately $200 million at a senior secured rating level of BB+/Ba1 or below, and approximately $5 million at a senior unsecured or issuer rating level of BB+/Ba1 or below.

Provisions in the RUS Loan Contract, certain PCB loan agreements and the commercial paper backup line of credit agreement contain covenants based on credit ratings that, upon a credit rating downgrade below specified levels, could result in increased interest rates or restrictions on issuing debt. Also, borrowing rates and commitment fees in the CFC, CoBank and commercial paper line of credit agreements are based on credit ratings and could therefore increase if Oglethorpe's ratings are lowered. None of these covenants, however, would result in acceleration of any debt due to credit rating downgrades.

Oglethorpe's current long-term secured and short-term debt ratings are A/A-1 by Standard and Poor's (S&P), A/F1 by Fitch Ratings (Fitch), and A3/P-2 by Moody's Investors Service (Moody's), with a stable outlook from all three agencies. Moody's also assigns a Baa1 issuer rating to Oglethorpe. Given its current level of ratings, Oglethorpe's management does not have any reason to expect a downgrade that would put its ratings below the rating triggers contained in any of its financial and contractual agreements. However, Oglethorpe's ratings reflect the views of the rating agencies and not of Oglethorpe, and therefore Oglethorpe cannot give any assurance that its ratings will be maintained at current levels for any period of time.

Rocky Mountain Lease Arrangements

Relationship with AIG Matched Funding Corp.    In connection with the transactions described under the caption "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—Off-Balance Sheet Arrangements—Rocky Mountain Lease Arrangements" in Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (such transactions being referred to collectively herein as the "Rocky Mountain Lease Arrangements"), Oglethorpe's wholly owned subsidiary, Rocky Mountain Leasing Corporation ("RMLC"), is required to enter into and maintain an arrangement pursuant to which a third party meeting certain minimum credit rating requirements agrees to make payments sufficient to fund the equity portion of the fixed purchase price of the undivided interests in the Rocky Mountain Pumped Storage Hydroelectric Facility ("Rocky Mountain") that RMLC leases from the six Owner Trusts (the "Trusts") formed to effectuate the Rocky Mountain Leasing Arrangements, if Oglethorpe causes RMLC to exercise its option to purchase these interests when the leases expire in 2027. Consequently, RMLC entered into six Equity Funding Agreements with AIG Matched Funding Corp. (collectively, the "AIG Equity Funding Agreements"), which is a wholly owned subsidiary of American International Group, Inc. ("AIG"), concurrently with the consummation of the Rocky Mountain Lease Arrangements. AIG has guaranteed the obligations of AIG Matched Funding Corp. under the AIG Equity Funding Agreements.

Pursuant to the AIG Equity Funding Agreements, RMLC deposited $57 million with AIG Matched Funding Corp. that was invested in six guaranteed investment contracts that will increase in value during the term of the lease, and at the end of the lease term will have a value equal to the equity portion of the fixed purchase price, or $372 million. These investments are carried at cost and reflected on Oglethorpe's balance sheet as "Deposit on Rocky Mountain transactions", with a balance of $106 million at September 30, 2008.

The operative agreements relating to the Rocky Mountain Lease Arrangements provide that if AIG fails to maintain a credit rating of at least Aa3 from Moody's and AA- from S&P, then AIG Matched Funding Corp. will be required to post collateral having a stipulated credit quality to secure its obligations under the AIG Equity Funding Agreements. Moreover, if AIG fails to maintain a credit rating of at least Baa3 from Moody's and BBB- from S&P, then RMLC must, within 60 days of becoming aware of such fact, enter into replacement Equity Funding Agreements with a financial institution that has credit ratings of at least Aa3 from Moody's or AA- from S&P. In the event that RMLC were not able to enter into replacement Equity Funding Agreements, then RMLC may be required to purchase the Trust's equity interests from the owners thereof.

In September 2008, Moody's lowered AIG's rating to A2 from Aa3 and S&P lowered AIG's rating to A- from AA-. As a result of the downgrade, AIG Matched Funding Corp. posted collateral in compliance with the AIG Equity Funding Agreements, consisting of securities issued by an instrumentality of the United States government that are rated triple-A in an amount equal to the net present value of its future payment obligations related to the equity portion of the fixed purchase price (the "Collateral Requirement"). In accordance with the terms of the AIG Equity Funding Agreements, the market value of the posted collateral (other than cash) will be determined weekly by an independent third party and AIG Matched Funding Corp. will be required to post additional collateral to the extent that it is determined that the market value of such collateral, together with the cash collateral (if any), has fallen below the Collateral Requirement. According to U.S. Bank National Association, which as collateral agent holds the collateral and provides the weekly valuation thereof, the market value of the collateral was $114 million at October 31, 2008.

Relationship with AMBAC.    In addition, the operative agreements relating to the Rocky Mountain Lease Arrangements require Oglethorpe to maintain a surety bond with a surety bond provider that meets certain minimum credit rating requirements to secure certain of Oglethorpe's payment obligations under the Rocky Mountain Lease Arrangements. Accordingly, Oglethorpe entered into a surety bond agreement with AMBAC Indemnity Corporation (AMBAC) concurrently with the consummation of the Rocky Mountain Lease Arrangements.

The operative agreements provide that the surety bond provider must maintain a credit rating of at least Aa2 from Moody's or AA from S&P, and if such rating is not maintained, then Oglethorpe must, within 60 days of becoming aware of such fact, provide (i) a replacement surety bond from a surety bond provider that has such credit ratings, (ii) a letter of credit from a bank with such credit ratings, (iii) other acceptable credit enhancement or (iv) any combination thereof.

Currently, AMBAC has a credit rating of Baa1 from Moody's (with a developing outlook) and AA from S&P (with a negative outlook). If AMBAC were to be further downgraded by S&P, Oglethorpe would be required to provide acceptable replacement credit enhancement, as discussed above. Also, in the event that Oglethorpe were unable to obtain replacement credit enhancement, then Oglethorpe and/or RMLC may be required to purchase the equity interests of the investors in the Trusts formed to effectuate the Rocky Mountain Leasing Arrangements.

Oglethorpe is currently evaluating its options to provide replacement credit enhancement should ABMAC be further downgraded by S&P.

Newly Adopted or Issued Accounting Standards

For a discussion of SFAS No. 157, FSP No. 157-3 and SFAS No. 161, see Notes B and C of Notes to Unaudited Condensed Financial Statements, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As discussed in Note F of Notes to Unaudited Consolidated Financial Statements herein, due to negative events in the capital markets, including bond insurer downgrades and disarray in the market for ARS, Oglethorpe has had to refinance approximately $570 million of variable rate PCBs to date in 2008 (of which GTC has a $47 million assumed obligation), and in a transaction expected to close in December 2008, will refinance another $361 million of variable rate PCBs (of which GTC has a $40 million assumed obligation). All of this debt is being put into either term rates or rates that are fixed to maturity. Therefore, after the December 2008 transaction is completed, Oglethorpe will have eliminated the interest rate risk associated with variable rate debt. However, Oglethorpe will continue to explore ways to eventually return a portion of its tax-exempt debt to a variable rate profile. This could be accomplished in the near term using swaps, or in the longer term, by refunding PCBs at their call date with a variable rate structure.

Item 4. Controls and Procedures

As of September 30, 2008, Oglethorpe had carried out an evaluation, under the supervision and with the participation of its management, including its President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that Oglethorpe's disclosure controls and procedures are effective.

There have been no changes in Oglethorpe's internal control over financial reporting or other factors that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, Oglethorpe's internal control over financial reporting.

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

Item 1A. Risk Factors

There have not been any material changes in Oglethorpe's risk factors from those disclosed in Item 1A of Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 2007. For discussion on current financial market risk, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—Current Market Conditions."

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

Oglethorpe Power Corporation (An Electric Membership Corporation)
Date: November 12, 2008	By:	/s/ Thomas A. Smith Thomas A. Smith President and Chief Executive Officer
Date: November 12, 2008		/s/ Elizabeth B. Higgins Elizabeth B. Higgins Executive Vice President and Chief Financial Officer (Principal Financial Officer)

QuickLinks

  Oglethorpe Power Corporation Condensed Balance Sheets (Unaudited) September 30, 2008 and December 31, 2007
  Oglethorpe Power Corporation Condensed Balance Sheets (Unaudited) September 30, 2008 and December 31, 2007
  Oglethorpe Power Corporation Condensed Statements of Revenues and Expenses (Unaudited) For the Three and Nine Months Ended September 30, 2008 and 2007
  Oglethorpe Power Corporation Condensed Statements of Patronage Capital and Membership Fees and Accumulated Other Comprehensive Deficit (Unaudited) For the Nine Months Ended September 30, 2008 and 2007
  Oglethorpe Power Corporation Condensed Statements of Cash Flows (Unaudited) For the Nine Months Ended September 30, 2008 and 2007
Oglethorpe Power Corporation Notes to Unaudited Condensed Financial Statements September 30, 2008 and 2007
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
  PART II — OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 3. Defaults upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits
SIGNATURES