Form 10-K
period 2008-12-31
OGLETHORPE POWER CORP
filed 2009-03-27
CIK 788816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

       Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐

       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

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

2008 FORM 10-K ANNUAL REPORT

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

ii

PART I

ITEM 1. BUSINESS

OGLETHORPE POWER CORPORATION

General

    Oglethorpe Power Corporation (An Electric Membership Corporation) ("Oglethorpe") is a Georgia electric membership corporation incorporated in 1974 and headquartered in metropolitan Atlanta. Oglethorpe is owned by 38 retail electric distribution cooperative members (the "Members"). Oglethorpe's principal business is providing wholesale electric power to the Members. As with cooperatives generally, Oglethorpe operates on a not-for-profit basis. Oglethorpe is the largest electric cooperative in the United States in terms of assets, kilowatt-hour ("kWh") sales to Members and, through the Members, consumers served, and is also the second largest power supplier in the state of Georgia. Oglethorpe has 176 employees.

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

    Oglethorpe's mailing address is 2100 East Exchange Place, Tucker, Georgia 30084-5336, and its telephone number is (770) 270-7600. Oglethorpe maintains a website at www.opc.com. Oglethorpe's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are made available on this website as soon as reasonably practicable after this material is filed with the Securities and Exchange Commission ("SEC"). Information contained on this website is not incorporated by reference into this annual report on Form 10-K and information contained on this website should not be considered to be part of this annual report on Form 10-K.

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

Power Supply Business

    Oglethorpe provides wholesale electric service to the 38 Members for a substantial portion of their power requirements from a combination of its generation assets and power purchased from power marketers and other suppliers. Oglethorpe provides this service pursuant to long-term, take-or-pay Amended and Restated Wholesale Power Contracts, dated January 1, 2003, and amended as of June 1, 2005 (the "Wholesale Power Contracts"). The Wholesale Power Contracts obligate the Members jointly and severally to pay rates sufficient to recover all the costs of owning and operating Oglethorpe's power supply business, including the payment of principal and interest on Oglethorpe's indebtedness. The Members satisfy all of their power requirements above their Oglethorpe purchase obligations with purchases from other suppliers. (See "THE MEMBERS AND THEIR POWER SUPPLY RESOURCES – Member Power Supply Resources.")

    Oglethorpe has interests in 24 generating units. These units provide Oglethorpe with a total of 4,744 megawatts ("MW") of nameplate capacity, consisting of 1,501 MW of coal-fired capacity, 1,185 MW of nuclear-

fueled capacity, 632 MW of pumped storage hydroelectric capacity, 1,411 MW of gas-fired capacity (206 MW of which is capable of running on oil) and 15 MW of oil-fired combustion turbine capacity.

    Oglethorpe also purchases approximately 300 MW of power pursuant to a long-term power purchase agreement. (See "OGLETHORPE'S POWER SUPPLY RESOURCES" and "PROPERTIES – Generating Facilities.")

    In 2008, three of Oglethorpe's Members, Cobb EMC, Jackson EMC and Sawnee EMC, accounted for 12.8 percent, 11.4 percent and 10.4 percent of Oglethorpe's total revenues, respectively. None of the other Members accounted for as much as 10 percent of Oglethorpe's total revenues in 2008.

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

    Under the Wholesale Power Contracts, Oglethorpe is not obligated to provide all of the Members' capacity and energy requirements. Individual Members must satisfy all of their requirements above their Oglethorpe purchase obligations from other suppliers, unless Oglethorpe and the Members agree that Oglethorpe will supply additional capacity and associated energy, subject to the approval requirements described above. In 2008, energy supplied by Oglethorpe accounted for approximately 65 percent of the Members' retail energy requirements. (See "THE MEMBERS AND THEIR POWER SUPPLY RESOURCES – Member Power Supply Resources.")

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

Electric Rates

    Each Member is required to pay Oglethorpe for capacity and energy furnished under its Wholesale Power Contract in accordance with rates established by Oglethorpe. Oglethorpe reviews its rates at such intervals as it deems appropriate but is required to do so at least once every year. Oglethorpe is required to revise its rates as necessary so that the revenues derived from its rates, together with its revenues from all other sources, will be sufficient to pay all of the costs of its system, including the payment of principal and interest on Oglethorpe's indebtedness, to provide for reasonable reserves and to meet all financial requirements.

    Oglethorpe's principal financial requirements are contained in the Indenture, dated as of March 1, 1997, from Oglethorpe to U.S. Bank National Association, as trustee (successor to SunTrust Bank, as trustee) (as supplemented, the "Mortgage Indenture"). Under the Mortgage Indenture, Oglethorpe is required, subject to any necessary regulatory approval, to establish and collect rates which are reasonably expected, together with other revenues of Oglethorpe, to yield a Margins for Interest Ratio for each fiscal year equal to at least 1.10. "Margins for Interest Ratio" is the ratio of "Margins for Interest" to total "Interest Charges" for a given period. Margins for Interest is the sum of:

•
net margins of Oglethorpe (which includes revenues of Oglethorpe subject to refund at a later date but excludes provisions for (i) non-recurring charges to income, including the non-recoverability of assets or expenses, except to the extent Oglethorpe determines to recover such charges in rates, and (ii) refunds of revenues collected or accrued by Oglethorpe subject to refund), plus

•
interest charges, whether capitalized or expensed, on all indebtedness secured under the Mortgage Indenture or by a lien equal or prior to the lien of the Mortgage Indenture, including amortization of debt discount or premium on issuance, but excluding interest charges on indebtedness assumed by Georgia Transmission Corporation ("Interest Charges"), plus

•
any amount included in net margins for accruals for federal or state income taxes imposed on income after deduction of interest expense.

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

    The rate schedule formula also includes a prior period adjustment mechanism designed to ensure that Oglethorpe achieves the minimum 1.10 Margins for Interest Ratio. Amounts, if any, by which Oglethorpe fails to achieve a minimum 1.10 Margins for Interest Ratio are accrued as of December 31 of the applicable year and collected from the Members during the period April through December of the following year. The rate schedule formula is intended to provide for the collection of revenues which, together with revenues from all other sources, are equal to all costs and expenses recorded by Oglethorpe, plus amounts necessary to achieve at least the minimum 1.10 Margins for Interest Ratio. To enhance the financial coverage during an anticipated period of generation facility construction, the Board of Directors approved a budget for 2009 to achieve a 1.12 Margins for Interest Ratio. The Board of Directors will evaluate coverage ratios throughout the period of anticipated construction and may choose to increase or decrease MFI coverage in the future.

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

    Oglethorpe has a modest amount of loans (approximately $9 million) outstanding to GSOC, primarily for the purpose of financing capital expenditures. GSOC has an additional $3 million that can be drawn under one of its loans with Oglethorpe.

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

However, the availability and magnitude of RUS-guaranteed loan funds is subject to annual federal budget appropriations and thus cannot be assured. Currently, RUS-guaranteed loan funds are subject to increased uncertainty because of budgetary pressures faced by Congress. The budget proposal for fiscal year 2009 submitted by the prior administration asserted that the RUS loan program is no longer necessary for the construction of new generating plants. Further, RUS indicated that the prior administration's position was that RUS will no longer provide loan guarantees for new baseload (coal and nuclear) generation. However, the budget proposal also indicated that loan levels for such generation may be considered when Congress authorizes a fee for such loans. Such legislation is currently under consideration. Although Congress has historically rejected proposals to dramatically curtail the RUS loan program, there can be no assurances that it will continue to do so. The Obama administration has not yet submitted a budget in sufficient detail to ascertain the proposed funding for the RUS loan program. Because of these factors, Oglethorpe cannot predict the amount or cost of RUS-guaranteed loans that may be available to Oglethorpe in the future.

    Oglethorpe has a loan contract with RUS in connection with the Mortgage Indenture. Under the loan contract, RUS has approval rights over certain significant actions and arrangements, including, without limitation,

•
significant additions to or dispositions of system assets,

•
significant power purchase and sale contracts,

•
changes to the Wholesale Power Contracts and the rate schedule contained therein,

•
changes to plant ownership and operating agreements,

•
amount of short-term debt outstanding, and

•
in limited circumstances, issuance of additional secured and unsecured debt.

    The extent of RUS's approval rights under the loan contract with Oglethorpe is substantially less than the supervision and control RUS has traditionally exercised over borrowers under its standard loan and security documentation. In addition, the Mortgage Indenture improves Oglethorpe's ability to borrow funds in the capital markets relative to RUS's standard mortgage. The Mortgage Indenture constitutes a lien on substantially all of the owned tangible and certain intangible property of Oglethorpe.

Relationship with GPC

    Oglethorpe's relationship with GPC is a significant factor in several aspects of Oglethorpe's business. GPC is responsible for the operation of all of Oglethorpe's co-owned generating facilities, except the Rocky Mountain Pumped Storage Hydroelectric Facility ("Rocky Mountain"), on behalf of itself as a co-owner and as agent for the other co-owners. GPC supplies services to Oglethorpe and GSOC to support the scheduling and dispatch of Oglethorpe's resources, including off-system transactions. GPC and the Members are competitors in the State of Georgia for electric service to any new customer that has a choice of supplier under the Georgia Territorial Electric Service Act, which was enacted in 1973 (the "Territorial Act"). For further information regarding the agreements with GPC and Oglethorpe's and the Members' relationships with GPC, see "THE MEMBERS AND THEIR POWER SUPPLY RESOURCES – Service Area and Competition" and "PROPERTIES – Fuel Supply," " – Co-Owners of Plants – Georgia Power Company" and " – The Plant Agreements."

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

    Oglethorpe cannot predict at this time the outcome of the various developments that may lead to increased competition in the electric utility industry or the effect of such developments on Oglethorpe or the Members. Nonetheless, Oglethorpe has taken several steps to prepare for and adapt to the fundamental changes that have occurred or may occur in the electric utility industry and to reduce potential stranded costs. In 1997, Oglethorpe divided itself into separate generation, transmission and system operations companies in order to better serve its Members in a deregulated and competitive environment. Oglethorpe also implemented an interest cost reduction program, which included refinancings and prepayments of various debt issues that significantly reduced annual interest expense.

    Oglethorpe and/or the Members continue to consider a wide array of other potential actions to meet future power supply needs, to reduce costs, to reduce risks of the competitive generation business and to respond to competition. Alternatives that could be considered include:

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

OGLETHORPE'S POWER SUPPLY RESOURCES

General

    Oglethorpe supplies capacity and energy to the Members for a portion of their requirements from a combination of its generating assets and power purchased from other suppliers. In 2008, energy supplied by Oglethorpe accounted for approximately 65 percent of the Members' retail energy requirements.

Generating Plants

    Oglethorpe's 24 generating units consist of 30 percent undivided interests in the Edwin I. Hatch Plant ("Plant Hatch"), the Alvin W. Vogtle Plant ("Plant Vogtle") and the Hal B. Wansley Plant ("Plant Wansley"), a 60 percent undivided interest in the Robert W. Scherer ("Plant Scherer") Unit No. 1 ("Scherer Unit No. 1"), and the Robert W. Scherer Unit No. 2 ("Scherer Unit No. 2"), a 74.61 percent undivided interest in Rocky Mountain, a 100 percent interest in the Talbot Energy Facility ("Talbot"), a 100 percent interest in the Chattahoochee Energy Facility ("Chattahoochee") and a 100 percent interest in the Doyle I, LLC Generating Plant ("Doyle") through a power purchase agreement that Oglethorpe treats as a capital lease, all totaling 4,744 MW of nameplate capacity.

    MEAG, Dalton and GPC also have interests in Plants Hatch, Vogtle and Wansley and Scherer Units No. 1 and No. 2. GPC serves as operating agent for these units. GPC also has an interest in Rocky Mountain, which is operated by Oglethorpe.

    See "PROPERTIES" for a description of Oglethorpe's generating facilities, fuel supply and the co-ownership arrangements.

Power Purchase and Sale Arrangements

  Power Purchases

    Oglethorpe has a contract through 2019 to purchase approximately 300 MW of capacity from Hartwell Energy Limited Partnership ("Hartwell"), a joint venture between Bicent Power LLC, and American National Power, Inc., a subsidiary of International Power PLC. This capacity is provided by two 150 MW gas-fired combustion turbine generating units on a site near Hartwell, Georgia. Oglethorpe has the right to dispatch the units.

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

    In addition, Oglethorpe also purchases small amounts of capacity and energy from "qualifying facilities" under the Public Utility Regulatory Policies Act of 1978 ("PURPA"). Under a waiver order from the Federal Energy Regulatory Commission ("FERC"), Oglethorpe historically made all purchases the Members would have otherwise been required to make under PURPA and Oglethorpe was relieved of its obligation to sell certain services to "qualifying facilities" so long as the Members make those sales. Purchases by Oglethorpe from such qualifying facilities provided less than 0.1 percent of Oglethorpe's energy requirements for the Members in 2008. Under their Wholesale Power Contracts, the Members may now make such purchases instead of Oglethorpe.

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

Future Power Resources

  Plant Vogtle Units No. 3 and No. 4

    Oglethorpe is participating in 30 percent of the costs of the construction of two additional nuclear units at Plant Vogtle, Units No. 3 and No. 4, scheduled for commercial operation in 2016 and 2017.

    GPC, for itself and as agent for Oglethorpe, MEAG and the City of Dalton, Georgia (the "Owners"), has signed an Engineering, Procurement and Construction ("EPC") Contract with Westinghouse Electric Company, LLC and Stone & Webster, Inc. (the "Consortium"). Pursuant to the EPC Contract, the Consortium will supply and construct two 1,100 MW nuclear units using the Westinghouse AP1000 technology, with the exception of certain owner supplied items. Under the EPC Contract, the Owners will pay a purchase price that is subject to certain price escalation and adjustments, adjustments for change orders and performance bonuses. Each Owner is severally (not jointly) liable to the Consortium based on its ownership share. The EPC Contract includes certain liquidated damages upon the Consortium's failure to comply with schedule and performance guarantees, as well as certain bonuses payable to the Consortium for early completion and unit performance. The Consortium's liability for those liquidated damages and for warranty claims is subject to a cap. The obligations of Westinghouse and Stone & Webster are guaranteed by their parent companies Toshiba Corporation and The Shaw Group, Inc., respectively. In the event of certain credit rating downgrades of any Owner, that Owner would be required to provide a letter of credit or other credit enhancement to the Consortium. In addition, the Owners may terminate the EPC Contract at any time for their convenience, provided that the Owners will be required to pay certain termination costs and, at certain stages of the work, cancellation fees to the Consortium. The Consortium may terminate the EPC Contract under certain circumstances, including delays in receipt of the combined construction permits and operating licenses ("COL") or delivery of full notice to proceed, certain Owner suspension or delays of work, action by a governmental authority to permanently stop work, certain breaches of the EPC Contract by the Owners, Owner insolvency and certain other events.

    Oglethorpe's rights and obligations with respect to these additional units are contained in an Ownership Participation Agreement, the Plant Vogtle Operating Agreement (amended to include Units No. 3 and No. 4), and the Nuclear Managing Board Agreement (amended to include Units No. 3 and No. 4). The Ownership Participation Agreement is similar to the agreement that covers Units No. 1 and No. 2.

    In August 2006, Southern Nuclear Operating Company ("SNOC"), on behalf of the Owners, filed an application with the Nuclear Regulatory Commission ("NRC") for early site permits ("ESP") for these two additional units, and in March 2008 filed an application for a COL for two 1,100 MW units, using the Westinghouse AP1000 technology.

    Five entities intervened in the Vogtle ESP process. The NRC appointed an Atomic Safety and Licensing Board ("ASLB") panel to rule on the contentions of the intervenors. An ASLB panel hearing was held in March 2009, after which the ASLB panel will provide a final ruling on the contentions.

    An ASLB panel was also appointed to preside over hearings in the COL proceeding. The NRC schedule for this proceeding contemplates a decision in 2011.

    Oglethorpe's estimated total costs for the new units, including allowance for funds used during construction ("AFUDC"), are approximately $4.2 billion. Oglethorpe has submitted a loan application to the Department of Energy ("DOE") seeking partial funding for these proposed nuclear units. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Financial Condition – Capital Requirements – Capital Expenditures" and " – Financing Activities".

  Biomass Plants

    Oglethorpe is pursuing development of two 100 MW biomass-fueled generating plants that have been subscribed by Members. The plants are planned for commercial operation in 2014 and 2015. Oglethorpe is currently in the process of acquiring sites and conducting preliminary engineering work.

    Oglethorpe's construction budget for these two projects is $933 million, including AFUDC. However, no significant capital expenditures will be required until after 2011. Oglethorpe has submitted a loan application to RUS for financing of these projects. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Financial Condition – Capital Requirements – Capital Expenditures" and " – Financing Activities."

  Heard County Generating Facility

    Oglethorpe has signed an agreement with a subsidiary of Dynegy, Inc. ("Dynegy") to purchase Heard County Power, L.L.C., which owns a generating facility consisting of three combustion turbines with an aggregate capacity of approximately 500 MW. In conjunction with this purchase, Oglethorpe will assume responsibility for an existing power purchase and sale agreement with seven of Oglethorpe's Members to provide 500 MW of capacity through December 31, 2015. After 2015, the output of the plant will be available to Oglethorpe's subscribing Members. This transaction is expected to close in the second quarter of 2009.

  Other Future Power Resources

    From time to time, Oglethorpe may assist the Members in investigating potential new power supply resources, after compliance with the terms of the New Business Model Member Agreement (see "OGLETHORPE POWER CORPORATION – New Business Model Member Agreement"). The Members requested that Oglethorpe assist them with an evaluation of future power supply needs. In addition to Vogtle Units No. 3 and No. 4, the biomass plants and the Heard County facility, Oglethorpe has identified for the Members other future generation resource development possibilities to help meet their power supply needs over the next ten years. The Members have given general approval for the future development of certain quantities of gas-fired combustion turbine plants and combined cycle plants, subject to future Member subscription for specific projects only as needed. Oglethorpe is continuing development activities to be prepared for construction as needed.

THE MEMBERS AND THEIR POWER SUPPLY RESOURCES

Member Demand and Energy Requirements

    The Members are listed below and include 38 of the 42 electric distribution cooperatives in the State of Georgia.

Altamaha EMC
Amicalola EMC
Canoochee EMC
Carroll EMC
Central Georgia EMC
Coastal EMC (d/b/a Coastal Electric Cooperative)
Cobb EMC
Colquitt EMC
Coweta Fayette EMC
Diverse Power Incorporated, an EMC
Excelsior EMC
Grady EMC
GreyStone Power Corporation, an EMC
Habersham EMC
Hart EMC
Irwin EMC
Jackson EMC
Jefferson Energy Cooperative, an EMC
Little Ocmulgee EMC
Middle Georgia EMC
Mitchell EMC
Ocmulgee EMC
Oconee EMC
Okefenoke Rural EMC
Pataula EMC
Planters EMC
Rayle EMC
Satilla Rural EMC
Sawnee EMC
Slash Pine EMC
Snapping Shoals EMC
Southern Rivers Energy, Inc., an EMC
Sumter EMC
Three Notch EMC
Tri-County EMC
Upson EMC
Walton EMC
Washington EMC

    The Members serve approximately 1.7 million electric consumers (meters) representing approximately 4.1 million people. The Members serve a region covering approximately 37,000 square miles, which is approximately 65 percent of the land area in the State of Georgia, encompassing 150 of the State's 159 counties. Sales by the Members in 2008 amounted to approximately 35 million megawatt hours ("MWh"), with approximately 68 percent to residential consumers, 29 percent to commercial and industrial consumers and 3 percent to other consumers. The Members are the principal suppliers for the power needs of rural Georgia. While the Members do not serve any major cities, portions of their service territories are in close proximity to urban areas and have experienced substantial growth over the years due to the expansion of urban areas, including metropolitan Atlanta, into suburban areas and the growth of suburban areas into neighboring rural areas. The 38 Members have experienced approximate average annual compound growth rates from 2006 through 2008 of 2.2 percent in number of consumers, 2.1 percent in MWh sales and 5.5 percent in electric revenues.

    The following table shows the aggregate peak demand and energy requirements of the 38 Members for the years 2006 through 2008, and also shows the amounts of energy requirements supplied by Oglethorpe. From 2006 through 2008, demand and energy requirements of the Members increased at an average annual compound growth rate of 2.9 percent and 1.2 percent, respectively.

	Member Demand (MW)	Member Energy Requirements (MWh)
	Total(1)	Total(2)	Supplied by Oglethorpe(3)

2006	8,094	34,973,868	23,019,482
2007	8,907	35,944,150	22,815,174
2008	8,576	35,805,709	23,308,911

(1)
System peak hour demand of the Members measured at the Members' delivery points (net of system losses), adjusted to include requirements served by Oglethorpe and Member resources, to the extent known by Oglethorpe, behind the delivery points.

(2)
Retail requirements served by Oglethorpe and Member resources, adjusted to include requirements served by resources, to the extent known by Oglethorpe, behind the delivery points. (See "Member Power Supply Resources".)

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

    Oglethorpe is a membership corporation, and the Members are not subsidiaries of Oglethorpe. Except with respect to the obligations of the Members under each Member's Wholesale Power Contract with Oglethorpe and Oglethorpe's rights under such Contracts to receive payment for power and energy supplied, Oglethorpe has no legal interest in (including through a pledge or otherwise), or obligations in respect of, any of the assets, liabilities, equity, revenues or margins of the Members. (See "OGLETHORPE POWER CORPORATION – Wholesale Power Contracts.") The assets and revenues of the Members are, however, pledged under their respective RUS mortgages or loan documents with other lenders.

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

    Historically, federal loan programs providing direct loans from RUS to electric cooperatives have been a major source of funding for the Members. Under the current RUS loan programs, distribution borrowers are eligible for loans made by FFB or other lenders and guaranteed by RUS. Certain borrowers with either low consumer density or higher than average rates and lower than average consumer income are eligible for special loans that bear interest at an annual rate of 5 percent. However, the availability and magnitude of RUS direct and guaranteed loan funds is subject to annual federal budget appropriations and thus cannot be assured. Currently, the availability of RUS loan funds is subject to increased uncertainty because of budgetary pressures faced by Congress. In its 2009 budget proposal, the prior administration requested a decrease in funding for the guaranteed loan program, which provides funding for generation and transmission borrowers, as well as distribution borrowers. A 2009 budget has not yet been adopted, and the Obama administration has not yet submitted a sufficiently detailed budget for fiscal year 2010 to determine any effects on the RUS loan program. Oglethorpe cannot predict the amount or cost of RUS direct and guaranteed loans that may be available to the Members in the future.

Members' Relationships with GTC and GSOC

    GTC provides transmission services to the Members for delivery of the Members' power purchases from Oglethorpe and other power suppliers. GTC and the Members have entered into Member Transmission Service Agreements (the "MTSAs") under which GTC provides transmission service to the Members pursuant to a transmission tariff. The MTSAs have a minimum term for network service until December 31, 2040; however, GTC is currently in discussions with its members to extend the MTSAs through December 31, 2060. However, the MTSAs include certain elections for load growth above 1995 requirements, with notice to GTC, to be served by others. The MTSAs provide that if a Member elects to purchase a part of its network service elsewhere, it must pay appropriate stranded costs to protect the other Members from any rate increase that they could otherwise occur. Under the MTSAs, Members have the right to design, construct and own new distribution substations.

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

    For additional information about the Members' relationship with GSOC, see "OGLETHORPE POWER CORPORATION – Relationship with GSOC."

Member Power Supply Resources

  Oglethorpe Power Corporation

    In 2008, energy supplied by Oglethorpe accounted for approximately 65 percent of the Members' retail energy requirements. Each Member has a take-or-pay, fixed percentage capacity responsibility for all of Oglethorpe's existing resources. (See "OGLETHORPE POWER CORPORATION – Wholesale Power Contracts.") The Members satisfied all of their requirements above their Oglethorpe purchase obligations with purchases from other suppliers as described below.

  Contracts with SEPA

    The Members purchase hydroelectric power from the Southeastern Power Administration ("SEPA") under contracts that extend until 2016. In 2008, the aggregate SEPA allocation to the Members was 562 MW plus associated energy. Each Member must schedule its energy allocation, and each Member has designated Oglethorpe to perform this function. Pursuant to a separate agreement, Oglethorpe schedules, through GSOC, the Members' SEPA power deliveries. Further, each Member may be required, if certain conditions are met, to contribute funds for capital improvements for Corps of Engineers projects from which its allocation is derived in order to retain the allocation.

  Smarr EMC

    The Members participating in the facilities owned by Smarr EMC purchase the output of those facilities pursuant to long-term, take-or-pay power purchase agreements. Smarr EMC owns Smarr Energy Facility, a two-unit, 217 MW gas-fired combustion turbine facility (with 35 participating Members), and Sewell Creek Energy Facility, a four-unit, 492 MW gas-fired combustion turbine facility (with 31 participating Members). Smarr Energy Facility began commercial operation in June 1999, and Sewell Creek Energy Facility began commercial operation in June 2000. See "OGLETHORPE POWER CORPORATION – Relationship with Smarr EMC".

  GPC Block Purchase

    Twenty-nine Members have entered into 10-year power supply contracts with GPC under which they will purchase an aggregate of 675 MW of capacity and associated energy. Delivery under the agreements began January 1, 2005.

  Other Member Resources

    Members are obtaining their other power supply requirements from various sources. Thirty Members have entered into contracts with third parties for all of their incremental power requirements, with remaining terms ranging from 2 to 9 years, some of which extend more than 20 years for fixed quantities. The other Members use a portfolio of power purchase contracts to meet their requirements.

    Oglethorpe has not undertaken to obtain a complete list of Member power supply resources. Any of the Members may have committed or may commit to additional power supply obligations not described above.

    For information about Members' activities relating to their power supply planning, see "OGLETHORPE POWER CORPORATION – Competition" and "OGLETHORPE POWER CORPORATION – Future Power Resources."

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

    Compliance with environmental standards will continue to be reflected in Oglethorpe's capital expenditures and operating costs. For a discussion of expected future capital expenditures to comply with environmental requirements and regulations, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Financial Condition – Capital Requirements – Capital Expenditures."

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

    Sulfur dioxide reductions are being imposed through a sulfur dioxide emission allowance trading program established under the 1990 amendments to the Clean Air Act. Pursuant to regulations issued by the U.S. Environmental Protection Agency ("EPA"), aggregate emissions of sulfur dioxide from all affected units are now capped at 8.9 million tons per year. Tradable emission allowances, which authorize the emission of one ton of sulfur dioxide during a particular calendar year or thereafter, are issued 30 years in advance and are transferable. Oglethorpe is currently complying with this program by using lower-sulfur fuel and emission allowances. Flue gas desulfurization equipment ("scrubbers") will be placed in service in 2009 at Plant Wansley and is in the design phase at Plant Scherer to comply with these regulations along with other regulations as discussed below,

    Reductions in nitrogen oxides emissions were also imposed, under the prior 1-hour National Ambient Air Quality Standard ("NAAQS") for ozone, requiring the installation of new control equipment. Significant reductions in nitrogen oxides emissions were achieved, due to the selective catalytic reduction ("SCR") systems installed at Plant Wansley and the separated overfire air systems installed at Plant Scherer.

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

    8-hour Ozone NAAQS.    When the old 1-hour ozone NAAQS was replaced with the new, more stringent 8-hour standard, the Atlanta ozone nonattainment area was expanded in 2005 from its original 13 counties to 20 counties, and the Macon ozone nonattainment area (which includes Plant Scherer) was created. Litigation challenging implementation of the 1997 8-hour standard continues in the U.S. Court of Appeals for the District of Columbia Circuit ("D.C. Circuit"), with a decision expected on most issues in the near future.

    In March 2008, EPA issued a final rule further tightening the 8-hour standards. Based on this new rule, the Atlanta area has been re-classified to a more stringent nonattainment status. The Macon area has been designated as attainment, but the Georgia Environmental Protection Division ("EPD") recently recommended that Bibb County (Macon) along with several other counties, be designated as nonattainment under the 2008 standard. A state implementation plan ("SIP") to bring the Atlanta area into attainment was due at the end of 2008, but is still under development. Implementation of certain aspects of the new standards is currently subject to ongoing rulemaking. The March 2008 rules are one of several air quality rules being reviewed by the Obama administration which could be further revised.

    Particulate Matter NAAQS.    Plants Wansley and Scherer are in one of the areas designated in 2005 as nonattainment for the fine particulate matter standards first established in 1997. An implementation rule was finalized in 2007 setting forth how the 1997 standards are to be met, and a SIP for achieving 1997 standards in this area was due in 2008, but is still under development. Litigation on these EPA actions in the D.C. Circuit is continuing. While in 2006 the 1997 short-term standards for fine particulate matter were tightened, no new areas were designated in Georgia as nonattainment for the revised standards. On February 24, 2009, however, the D.C. Circuit remanded the 2006 long-term standards for fine particulate matter back to EPA for further review. Implementation of any standards for fine particulate matter that might be revised due to the remand will be the subject of future rulemaking.

    Regional NOX SIP Call.    In 1998, EPA promulgated a regulation for a 22-state region, which includes Georgia, and a separate April 2004 rule, which imposed a cap on nitrogen oxides emissions in the affected region, required each state in such region to revise its SIP to implement the necessary reductions. In 2005, EPA stayed the implementation of that rule as it would apply to Georgia. In 2008, EPA finalized a rule which deletes Georgia from this regulation. North Carolina has challenged the rule in the D.C. Circuit, and the Georgia Coalition for Sound Environmental Policy, of which Oglethorpe is a member, has intervened in that litigation. Briefing had been underway. However, recently, the D.C. Circuit cancelled oral argument and requested additional briefing on remanding the case back to EPA instead.

    Clean Air Interstate Rule.    EPA finalized the Clean Air Interstate Rule ("CAIR") in 2005 for ozone and fine particulate matter, which requires emissions reductions in sulfur dioxide and nitrogen oxides in most eastern states, including Georgia. The rule established a market-based cap and trade program, with emission caps for each affected state. Under Georgia's SIP, which now includes the rule, the caps would be implemented in two phases. The first phase, for nitrogen oxides caps, becomes effective in 2009 and, for sulfur dioxide caps, in 2010. A second phase for both pollutants follows in 2015. Pursuant to a challenge, the D.C. Circuit vacated the rule in its entirety, remanding it to EPA for further rulemaking consistent with the opinion. However, in a subsequent decision in response to petitions for rehearing, the Court decided to remand the rule to EPA without vacating it, therefore leaving it in place until EPA issues a new rule consistent with the Court's decision. As a result of the decision, more stringent regulatory limits could be imposed, or there may be a delay or acceleration in the effective dates of federal requirements to reduce emissions. Based on the D.C. Circuit's decision, EPA may not be able to use emissions trading or the surrender of Title IV sulfur dioxide allowances to achieve compliance, and may require sources to meet new, more stringent sulfur dioxide emission limitations instead. New standards will be the subject of future rulemaking.

    Regional Haze.    EPA's 1999 regional haze rule was created for the control of certain sources that emit nitrogen oxides or sulfur dioxide that contribute to the degradation of visibility in mandatory federal Class I areas, such as national parks and wilderness areas. A revised rule was issued in 2005 to address portions of the 1999 rule remanded to EPA. Another rule and guidance to implement the regional haze rule were also proposed by EPA in 2005. The goal of the regional haze rule is to restore natural visibility conditions in the Class I areas by 2064. Interim milestones reflecting reasonable progress towards this goal are required beginning in 2018. Moreover, the rule requires the application of Best Available Retrofit Technology ("BART") for a certain class of sources (including Plants Scherer and Wansley) contributing to the impairment of visibility in the Class I areas. The Georgia SIP to implement BART and reasonable further progress originally due in December 2007 has been submitted to EPA in draft form. That draft calls for no further controls for Plants Scherer or Wansley, but the SIP is still subject to EPA's review and approval.

    Short-term NAAQS for Sulfur Dioxide.    Although EPA had decided not to impose a new NAAQS for sulfur dioxide, that decision remains remanded to EPA for further rulemaking.

    Clean Air Mercury Rule and State-Related Mercury Rules.    In 2005, EPA finalized a regulation that would control emissions of mercury, by creating a market-based cap-and-trade program that would reduce emissions of mercury in two phases, with the first phase becoming effective in 2010 and the second in 2018. In litigation challenging the rule, in early 2008, the D.C. Circuit vacated and remanded the cap-and-trade rule and a companion rule delisting electric generating units from the hazardous air pollutant source list in Section 112 of the Clean Air Act. Appeal of this decision to the U.S. Supreme Court was recently dismissed. While Georgia elected to include the EPA cap-and-trade program in its SIP, the outcome of this litigation is expected to negate that portion of Georgia's plan. Recently, EPA indicated its intent to conduct a rulemaking that would set Maximum Achievable Control Technology ("MACT") limits for certain hazardous air pollutants (that would include mercury) for coal and oil-fired electric generating units. Georgia's mercury rules include a "multi-pollutant rule" that requires operation of the existing SCRs (nitrogen oxides) and scrubbers (sulfur dioxide and mercury) being installed at Plant Wansley as well as additional controls for mercury (activated carbon injection and baghouse), sulfur dioxide (scrubber) and nitrogen oxides (selective catalytic reduction system) at Plant Scherer. The MACT rulemaking for mercury and other hazardous air pollutants might affect current state rules like the multi-pollutant rule, and might require other rules or revisions to Georgia's SIP.

    New Source Review ("NSR").    In November 1999, the United States Justice Department, on behalf of EPA, filed lawsuits against GPC and some of its affiliates, as well as other utilities. The lawsuits allege violations of the new source review provisions and the new source performance standards of the Clean Air Act at, among other facilities, Scherer Unit Nos. 3 and 4. Oglethorpe is not currently named in the lawsuits and Oglethorpe does not have an ownership interest in the named units of Plant Scherer. However, Oglethorpe can give no assurance that units in which Oglethorpe has an ownership interest will not be affected by this or a related lawsuit in the future. The case has remained administratively closed since the spring of 2001. The resolution of this matter is highly uncertain at this time, as is any responsibility of Oglethorpe for a share of any penalties and capital costs required to remedy any violations at its co-owned facilities.

    In December 2002 and October 2003, EPA promulgated revisions to its NSR rules. Petitions to review both of these final rules were filed with the D.C. Circuit. In June 2005, that Court upheld the December 2002 rule in part. However, it also vacated certain portions of the rule, including those excluding pollution control projects from NSR. The October 2003 rule, which was intended to clarify the scope of the exclusion for routine maintenance and repair, was vacated by the court in March 2006. In October 2005, EPA also proposed a rule to clarify the test to be used for determining whether, following a change to a unit, an emissions increase would, for purposes of NSR, be deemed to occur. However, on December 10, 2008, EPA announced that it would not finalize that proposal.

    Clean Air Act Summary.    Oglethorpe believes that the controls being designed and/or installed at Plants Wansley and Scherer will meet the requirements of the rules described above. However, because (1) several of these proposed or final Clean Air Act regulations could require control of the same emissions, (2) the compliance requirements remain uncertain, and (3) specific control technologies affect multiple emissions, Oglethorpe cannot determine the aggregate effect of these or future regulations.

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

Carbon Dioxide Emissions and Climate Change

    Efforts to limit emissions of carbon dioxide from power plants continue to increase. Laws that would limit such emissions could originate in Congress or existing laws could be applied as an outgrowth of litigation.

    Congress continues to consider legislation, including climate-change legislation, that would amend the Clean Air Act or other federal statutes, many versions of which may impose new types of regulation or more stringent emissions limitations, including limits related to carbon dioxide emissions on power plants. Although there are many differences in these legislative proposals, most would impose caps on emissions of carbon dioxide at existing and future power plants that would increase in stringency over time. In addition to a cap-and-trade system, legislation could include a tax on carbon emissions and/or incentives to develop low-carbon technology. Congress may also consider other legislation with perceived GHG reduction benefits, such as a federal renewable energy portfolio standard. Oglethorpe's emissions of carbon dioxide from its plants totaled approximately 13 million tons in 2008. The impact of any federal legislation would depend upon the specific requirements enacted and cannot be determined at this time.

    Litigation related to carbon dioxide emissions continues on numerous fronts, and the outcome of such litigation could affect the power plants owned by Oglethorpe. In 2007, the U.S. Supreme Court ruled in Massachusetts v. EPA that certain greenhouse gases, including carbon dioxide, were pollutants which EPA has authority to regulate under the Clean Air Act, if EPA concludes regulation is needed to protect public health or welfare. The Court directed EPA to decide whether such regulation is needed. In response, EPA issued an advance notice of proposed rulemaking in July of 2008, seeking comment on whether EPA should undertake to regulate certain greenhouse gases under the Clean Air Act. Further, EPA recently announced a proposed rule that would require annual reporting of greenhouse gas emissions by many industries, including the electric utility industry, and by fossil fuel suppliers.

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

    In June 2008, a Fulton County, Georgia Superior Court Judge overturned an air quality permit issued to Longleaf Energy Associates, LLC ("Longleaf") for the construction of a coal-fired power plant in Early County, Georgia. This permit had previously been upheld by the Office of State Administrative Hearings ("OSAH") after an appeal by the Sierra Club and Friends of the Chattahoochee. The judgment set aside OSAH's decision on every issue raised on appeal, and concluded that carbon dioxide emissions are regulated under the Clean Air Act, an issue with the potential to bring the permitting of new air emission sources of any significant size in Georgia (including new electric generating plants currently being considered by Oglethorpe) to a halt. Both Georgia and Longleaf appealed, and that ruling is currently under review by the Georgia Court of Appeals. Oglethorpe is participating as an Amicus Curiae in that appeal, and cannot at this time determine whether any ruling will ultimately impact the process of permitting new or modified sources in Georgia. Other ongoing litigation and administrative review actions are pending where, like the Georgia case, it is being argued that Best Available Control Technology is required for carbon dioxide emissions from new or modified sources under the Clean Air Act.

    Other issues raised by global climate change are also being litigated in courts throughout the United States.

For example, a current case in the United States District Court for the District of Columbia (Sierra Club v. USDA, et al.; No. 07-1860) is based on an argument that the consents or approvals issued by RUS in its capacity as a lender for a coal-fired power plant constitute a major federal action and therefore triggers the environmental review requirements of National Environmental Policy Act ("NEPA"). Other litigation addresses the extent to which any reviewing federal agency must consider the impact of GHG emissions in the NEPA review process. We cannot currently predict how GHG emissions issues will arise in connection with pending or future permit proceedings or whether litigation based on climate change issues will adversely affect our construction and development plans.

    While the outcome of these matters cannot be determined at this time, adverse results in one or more of these cases could result in substantial capital expenditures and/or increased operating costs at Oglethorpe's fossil-fuel fired power plants (especially Plants Wansley and Scherer) and potentially impact the ability to permit new sources.

Other Environmental Regulation

    Coal combustion waste disposed in landfills and surface impoundments is currently a regulated solid waste that is exempt from hazardous waste regulations. As part of a 2000 regulatory determination, EPA is developing national solid waste management standards to address coal combustion waste and is continuing to consider whether coal combustion waste may continue to be classified as non-hazardous under the Resource Conservation and Recovery Act. The new standards will likely include increased groundwater monitoring, more stringent siting requirements and closure of existing coal waste management facilities not meeting minimum standards. Depending on the outcome of such rulemaking, which may occur in 2009, substantial additional costs for the management of these wastes might be required of Oglethorpe.

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

    Since 2005, EPA has been carrying out a review of wastewater discharges from coal-fired power plants to determine whether new wastewater limitations are needed. In August 2008, EPA published an interim report on the status of the studies undertaken and the findings to date. Upon completion of the study in 2009, EPA will determine whether the current national effluent limitations guidelines for power plants need to be updated. Depending upon the outcome of this determination and any implementing actions by the State of Georgia, the wastewater permit limits at Plants Scherer and Wansley could be affected.

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

    Applications have been filed with the NRC for an Early Site Permit and for a Combined Construction and Operating License that would allow the construction and operation of two additional Units at Plant Vogtle. See "OGLETHORPE POWER CORPORATION – Future Power Resources."

    Pursuant to the Nuclear Waste Policy Act of 1982, as amended, the federal government has the responsibility for the final disposal of commercially produced high-level radioactive waste materials, including spent nuclear fuel. This Act requires the owner of nuclear facilities to enter into disposal contracts with the DOE for such material. These contracts require each such owner to pay a fee, which is currently just under one dollar per MWh for the net electricity generated and sold by each of its reactors.

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

    As discussed below, Oglethorpe's operations are affected by local, national and worldwide economic conditions. The consequences of a prolonged recession may include a lower level of economic activity and uncertainty regarding energy prices and the capital and commodity markets.

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

Oglethorpe may be subject to legislative and regulatory responses to climate change, with which compliance could be difficult and costly.

    Efforts to limit emissions of carbon dioxide from power plants continue to increase. It is likely that legislation limiting or otherwise regulating such emissions will be introduced in Congress this year. The EPA has issued an Advance Notice of Proposed Rulemaking that suggests various alternatives for regulating greenhouse gases under the Clean Air Act. The EPA is also reconsidering its position on making an "endangerment finding" for carbon dioxide, which, if carried through, would trigger a series of events that could result in the regulation of carbon dioxide as an air pollutant. Many of Oglethorpe's electric generating facilities are likely to be subject to regulation under climate change laws and/or regulations which result from these activities within the next few years. In 2008, 51 percent of Oglethorpe's generation, excluding pumped storage, came from Oglethorpe's interest in the coal-fired Plants Scherer and Wansley, which would be the most impacted by any such legislation/regulation, while another 7 percent came from Oglethorpe's gas-fired facilities (which would also be somewhat impacted but not to the same extent as the coal-fired facilities). The remaining generation (42 percent) came from Oglethorpe's interest in the nuclear Plants Vogtle and Hatch and would not likely be impacted by any climate change legislation/regulation.

    Many of the climate change legislative proposals use a "cap and trade" policy structure, in which carbon dioxide and other greenhouse gas emissions from some portion of the economy would be subject to an overall cap, which would decrease (become more stringent) over time. The proposals establish mechanisms for emissions sources, such as power plants, to obtain "allowances" or permits to emit carbon dioxide and other greenhouse gases during to the course of the year. This program would be similar to the emission allowance trading program for sulfur dioxide established by the Clean Air Act Amendments of 1990. However, unlike the program for sulfur dioxide, Oglethorpe and other utilities may need to purchase all or many of the necessary allowances in an auction format, rather than being issued allowances for no additional charge. Depending upon the price of available allowances, given the level of current emissions (Oglethorpe's emissions of carbon dioxide in 2008 totaled about 13 million tons) and the limited, short-term options available to reduce emissions in the existing generation fleet, the cost to purchase needed allowances may be substantial if this legislation is enacted as proposed.

Oglethorpe owns nuclear facilities, which give rise to environmental, regulatory, financial and other risks, and is participating in the development of new nuclear facilities.

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

•
potential liabilities arising out of nuclear incidents or terrorist attacks, including the payment of respective insurance premiums, whether at its own plants or the plants of other nuclear owners; and

•
risks related to the expected cost, and funding thereof, of decommissioning these facilities at the end of their operational life.

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

    In addition to its existing ownership of nuclear units, Oglethorpe is participating with the other co-owners of Plant Vogtle in the construction of two additional nuclear units at the Plant Vogtle site.

Oglethorpe is exposed to uncertainty of capital expenditures in connection with construction projects at its existing generating facilities and for the construction of new generating facilities.

    Oglethorpe's existing facilities require ongoing capital expenditures in order to maintain efficient and reliable operations. Many of Oglethorpe's facilities were constructed years ago, and as a result may require significant capital expenditures in order to maintain efficiency and reliability, and to comply with changing environmental requirements.

    In addition, due to projected growth in their service territories, the Members may request that Oglethorpe expand its existing generating facilities or build or acquire new generating facilities, which would require significant capital expenditures. Members have subscribed to Oglethorpe's participation in ownership of 30 percent of two additional nuclear units at Plant Vogtle and construction of two 100 MW biomass-fueled power plants. The Members have also given general approval for the future development of certain quantities of gas-fired combustion turbine plants and combined cycle plants, subject to future Member subscription for specific projects only as needed.

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

•
performance by engineering, construction or procurement contractors; and

•
attention to other projects.

    In addition, the construction of large generating plants involves significant financial risk. Moreover, no nuclear plants have been constructed in the United States using advanced designs. Therefore, estimated cost of construction of any new nuclear plant is inherently uncertain and, as a result, Oglethorpe could be exposed to additional risk of cost uncertainty in connection with these projects.

    All of these risks could have the effect of increasing the cost of electric service provided by Oglethorpe to the Members and affect their ability to perform their contractual obligations to Oglethorpe.

Oglethorpe's ability to access capital could be adversely affected by various factors, including current market conditions and potential limitations on the availability of RUS loans, and significant constraints on Oglethorpe's access to capital could adversely affect our financial condition and results of operations.

    Oglethorpe relies on access to external funding sources as a significant source of liquidity for capital requirements not satisfied by cash flow generated from operations. Historically, Oglethorpe and other electric generating cooperatives have relied on federal loan programs guaranteed by RUS in order to meet a significant portion of their long-term financing needs, typically at a cost that was lower than traditional capital markets financing. However, the availability and magnitude of annual RUS funding levels are subject to the federal budget appropriations process, and therefore are subject to uncertainty because of periodic budgetary pressures faced by Congress. In addition, a new wave of generation construction nationwide among electric cooperatives is resulting in increased competition for available RUS funding levels. Further, there is currently a moratorium in place at RUS regarding the funding of new baseload (coal and nuclear) generating facilities. If the amount of RUS-guaranteed loan funds available to Oglethorpe in the future is further decreased or eliminated, Oglethorpe may have to seek alternative sources of financing which will likely be at a higher cost (see "OGLETHORPE POWER CORPORATION – Relationship with RUS").

    Therefore, Oglethorpe's reliance on access to both short-term and long-term capital market funding has become an increasingly important factor, particularly in light of the significant amount of new generation construction that Oglethorpe has planned over the next decade to meet the future energy needs of its Members. Oglethorpe has successfully accessed the capital markets in the past, and believes that it will maintain sufficient access to capital markets based on current credit ratings. However, Oglethorpe's credit ratings reflect the views of the rating agencies, which could change at any point in the future. Oglethorpe's borrowing costs could increase and its potential pool of investors, funding sources and liquidity could decrease if its credit ratings were lowered, particularly if they were lowered below investment grade.

    In addition, certain market disruptions could constrain, at least temporarily, Oglethorpe's ability to maintain sufficient liquidity and to access capital on favorable terms or at all. Such disruptions include:

•
market conditions generally, including the current unprecedented turmoil and uncertainty in the capital and credit markets;

•
an economic downturn or recession, including the current recession;

•
instability in the financial markets as a result of the current recession or otherwise;

•
a tightening of lending and lending standards by banks and other credit providers;

•
the overall health of the energy industry;

•
negative events in the energy industry, such as a bankruptcy of an unrelated energy company;

•
increased scrutiny by lenders of the risks of construction of coal-fired power plants due to concerns over greenhouse gas emissions;

•
lender concerns regarding potential cost overruns associated with nuclear construction;

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

    These or similar negative events could interrupt or limit electric generation or increase the cost of operating Oglethorpe's facilities, which could have the effect of increasing the cost of electric service provided by Oglethorpe to the Members and affect their ability to perform their contractual obligations to Oglethorpe.

Changes in fuel prices could have an adverse effect on Oglethorpe's cost of electric service.

    Oglethorpe is exposed to the risk of changing prices for fuels, including coal, natural gas and uranium. Oglethorpe has taken steps to manage this exposure by entering into fixed or capped price contracts for some of its coal requirements. Oglethorpe has also entered into natural gas swap arrangements on behalf of some of its Members designed to manage the exposure of those Members to fluctuations in the price of natural gas. The operator of the nuclear plants owned by Oglethorpe manages price and supply risk through use of long term fixed or capped price contracts with multiple vendors of uranium ore mining, conversion and enrichment services. However, these arrangements do not cover all of Oglethorpe's and the Members' risk exposure to increases in the prices of fuels. Therefore, increases in fuel prices could significantly increase the cost of electric service provided by Oglethorpe to the Members and affect their ability to perform their contractual obligations to Oglethorpe.

Oglethorpe may not be able to obtain an adequate supply of fuel, which could limit its ability to operate its facilities.

    Oglethorpe obtains its fuel supplies, including coal, natural gas and uranium, from a number of different suppliers. Any disruptions in Oglethorpe's fuel supplies, including disruptions due to weather, labor relations, environmental regulations, or other factors affecting Oglethorpe's fuel suppliers, could result in Oglethorpe having insufficient levels of fuel supplies. For example, rail transportation bottlenecks have from time to time caused transportation companies to be unable to perform their contractual obligations to deliver coal on a timely basis and have resulted in lower than normal coal inventories at certain of Oglethorpe's generating plants. Similar inventory shortages could occur in the future. Natural gas supplies can also be subject to disruption due to natural disasters and similar events. Any failure to maintain an adequate inventory of fuel supplies could require Oglethorpe to operate other generating plants at higher cost or require the Members to purchase higher-cost energy from other sources, and affect their ability to perform their contractual obligations to Oglethorpe.

The financial difficulties faced by other companies could adversely affect Oglethorpe.

    Oglethorpe has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the energy industry, such as coal and natural gas companies, and the financial services industry, including commercial banks, investment banks and other institutions. Many of these transactions expose Oglethorpe to credit risk in the event of default of its counterparty. For example, Oglethorpe enters into hedge agreements to manage a portion of its exposure to fluctuations in the market price of natural gas with several counterparties. If Oglethorpe's counterparties fail or refuse to honor their obligations, Oglethorpe's hedges of the related risk may be ineffective. Such failure could significantly increase the cost of electric service provided by Oglethorpe to the Members.

    Also, as a result of recent market events, some financial institution counterparties of Oglethorpe have experienced various degrees of financial distress, including liquidity constraints and credit downgrades. The financial distress of these counterparties may have an adverse effect on Oglethorpe in the event that these counterparties default or otherwise fail to meet their obligations to Oglethorpe. For example, the recent credit downgrades of AMBAC Indemnity Corporation ("AMBAC") and American International Group, Inc. ("AIG") have triggered certain requirements under certain of Oglethorpe's agreements. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Financial Condition — Off-Balance Sheet Arrangements — Rocky Mountain Lease Transactions," " — Negative Events In the Capital Markets," and " — Financing Activities."

Oglethorpe's ability to meet its financial obligations could be adversely affected if Members fail to perform their contractual obligations to Oglethorpe.

    Oglethorpe depends primarily on revenue from the Members under the Wholesale Power Contracts to meet its financial obligations. The Members are Oglethorpe's owners and Oglethorpe does not control their operations or financial performance. Further, Members must forecast their load growth and power supply needs. If Members acquire more power supply resources than needed, whether from Oglethorpe or other suppliers, or fail to acquire sufficient supplies, Members' rates could increase excessively and affect financial performance. As a result of current economic conditions, sales by Members may not be sufficient to cover current costs without rate increases. Members may not collect all amounts billed to their consumers. Although each Member has financial covenants to set rates to maintain certain margin levels, and the Members' rates are not regulated by the GPSC, pressure from their consumer members not to raise rates excessively could affect financial performance. Thus, Oglethorpe is exposed to the risk that one or more Members could default in the performance of their obligations to Oglethorpe under the Wholesale Power Contracts. Oglethorpe's ability to satisfy its financial obligations could be adversely affected if one or more of the Members, particularly one of the larger Members, defaulted on their payment obligations to Oglethorpe. Although the Wholesale Power Contracts obligate non-defaulting Members to pay the amount of any payment default, pursuant to a pro rata step-up formula, there can be no guarantee that the non-defaulting Members would be able to fulfill this obligation.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

    None.

ITEM 2. PROPERTIES

Generating Facilities

    The following table sets forth certain information with respect to Oglethorpe's generating facilities, all of which are in commercial operation.

Facilities	Type of Fuel	Percentage Interest	Oglethorpe's Share of NamePlate Capacity (MW)		Commercial Operation Date	License Expiration Date

Plant Hatch (near Baxley, Ga.)
Unit No. 1	Nuclear	30	243.0		1975	2034
Unit No. 2	Nuclear	30	246.0		1979	2038
Plant Vogtle (near Waynesboro, Ga.)
Unit No. 1	Nuclear	30	348.0		1987	2027	(1)
Unit No. 2	Nuclear	30	348.0		1989	2029	(1)
Plant Wansley (near Carrollton, Ga.)						N/A	(2)
Unit No. 1	Coal	30	259.5		1976	N/A	(2)
Unit No. 2	Coal	30	259.5		1978	N/A	(2)
Combustion Turbine	Oil	30	14.8		1980	N/A	(2)
Plant Scherer (near Forsyth, Ga.)
Unit No. 1	Coal	60	490.8		1982	N/A	(2)
Unit No. 2	Coal	60	490.8		1984	N/A	(2)
Rocky Mountain (near Rome, Ga.)	Pumped Storage Hydro	74.61	632.5		1995	2027
Doyle (near Monroe, Ga.)	Gas	100	325.0	(3)	2000	N/A	(2)
Talbot (near Columbus, Ga.)
Units No. 1-4	Gas	100	412.0		2002	N/A	(2)
Units No. 5-6	Gas-Oil	100	206.0		2003	N/A	(2)
Chattahoochee (near Carrollton, Ga.)	Gas	100	468.0		2003	N/A	(2)

Total			4,743.9

(1)
An application to extend these licenses for an additional 20 years was filed in June 2007.

(2)
Fossil-fired units do not operate under operating licenses similar to those granted to nuclear units by the NRC and to hydroelectric plants by FERC.

(3)
Nominal plant capacity identified in the Power Purchase and Sale Agreement with Doyle I, LLC. (See "The Plant Agreements – Doyle".)

Plant Performance

    The following table sets forth certain operating performance information of each of Oglethorpe's generating facilities:

	Equivalent Availability(1)			Capacity Factor(2)
Unit	2008	2007	2006	2008	2007	2006

Plant Hatch
Unit No. 1	83%	97%	85%	84%	98%	86%
Unit No. 2	96	87	98	96	87	99
Plant Vogtle
Unit No. 1	89	100	85	91	101	86
Unit No. 2	86	83	91	88	84	92
Plant Wansley
Unit No. 1	98	83	98	85	77	88
Unit No. 2	88	98	85	72	91	77
Plant Scherer
Unit No. 1	97	86	90	90	80	80
Unit No. 2	97	90	97	92	85	87
Rocky Mountain(3)
Unit No. 1	97	86	91	26	22	24
Unit No. 2	93	97	88	21	25	17
Unit No. 3	76	37	78	11	6	16
Doyle(3)(4)	95	92	100	1	2	2
Talbot(3)	94	90	96	1	3	2
Chattahoochee	88	91	95	34	38	22

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

Fuel Supply

    Coal.    Coal for Plant Wansley is currently purchased under term contracts and in spot market transactions, primarily from coal mines in the eastern United States. As of February 28, 2009, Oglethorpe had a 70-day coal supply at Plant Wansley based on continuous operation.

    Coal for Scherer Units No. 1 and No. 2 is purchased under term contracts and in spot market transactions. As of February 28, 2009, Oglethorpe's coal stockpile at Plant Scherer contained a 64-day supply based on continuous operation. Plant Scherer burns sub-bituminous coal purchased from coal mines in the Powder River Basin in Wyoming.

    Oglethorpe separately dispatches Plant Wansley and Plant Scherer, but uses GPC as its agent for fuel procurement. Oglethorpe currently leases approximately 1,200 rail cars to transport coal to these two facilities.

    For information relating to the impact that the Clean Air Act may have on Oglethorpe, see "BUSINESS – ENVIRONMENTAL AND OTHER REGULATION – Clean Air Act."

    Nuclear Fuel.    GPC, as operating agent, has the responsibility to procure nuclear fuel for Plants Hatch and Vogtle. GPC has contracted with SNOC to operate these plants, including nuclear fuel procurement. SNOC has contracted with multiple suppliers for uranium ore, conversion services, enrichment services and fuel fabrication to satisfy nuclear fuel requirements. Most contracts are short to medium term. The nuclear fuel supply and related services are expected to be adequate to satisfy current and future nuclear generation requirements.

    Natural Gas.    Oglethorpe purchases the natural gas, including transportation and other related services, needed to operate Doyle, Talbot and Chattahoochee and the combustion turbines owned by Hartwell. Oglethorpe purchases natural gas in the spot market and under agreements at indexed prices. Oglethorpe has entered into hedge agreements to manage a portion of its exposure to fluctuations in the market price of natural gas. Oglethorpe manages exposure to such risks only with respect to Members that elect to receive such services. Oglethorpe purchases transportation under long-term firm and short-term firm and non-firm contracts. Oglethorpe has also contracted with Petal Gas Storage, LLC to provide 800,000 MMbtus of firm natural gas storage services and related firm transportation. (See "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK – Commodity Price Risk.")

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

	Nuclear				Coal-Fired				Pumped Storage
	Plant Hatch		Plant Vogtle		Plant Wansley		Scherer Units No. 1 & No. 2		Rocky Mountain		Total
	%	MW(1)%		MW(1)%		MW(1)%		MW(1)%		MW(1)	MW(1)

Oglethorpe	30.0	489	30.0	696	30.0	519	60.0	982	74.61	633	3,319
GPC	50.1	817	45.7	1,060	53.5	926	8.4	137	25.39	215	3,155
MEAG	17.7	288	22.7	527	15.1	261	30.2	494	–	–	1,570
Dalton	2.2	36	1.6	37	1.4	24	1.4	23	–	–	120

Total	100.0	1,630	100.0	2,320	100.0	1,730	100.0	1,636	100.00	848	8,164

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

  City of Dalton, Georgia

    Dalton Utilities is a combined utility that provides electric, gas, water and wastewater services to the city of Dalton (located in northwest Georgia) and some of the surrounding communities. It presently serves more than 65,000 residential, commercial and industrial electric customers.

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

    In conjunction with the development of additional units at Plant Vogtle (see "BUSINESS – OGLETHORPE'S POWER SUPPLY RESOURCES – Future Power Resources"), the co-owners entered into amendments to the Operating Agreement for Plant Vogtle and the Nuclear Managing Board Agreement, and entered into an Ownership Agreement that governs participation in Vogtle Units No. 3 and No. 4.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

    Not applicable.

ITEM 6. SELECTED FINANCIAL DATA

    The following table presents selected historical financial data of Oglethorpe. The financial data presented as of the end of and for each year in the five-year period ended December 31, 2008, have been derived from the audited financial statements of Oglethorpe. This data should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

	(dollars in thousands)
	2008	2007	2006	2005	2004

Operating revenues:
Sales to Members	$1,237,649	$1,149,657	$1,127,423	$1,136,463	$1,279,465
Sales to non-Members	1,111	1,585	1,456	33,060	33,307

Total operating revenues	1,238,760	1,151,242	1,128,879	1,169,523	1,312,772

Operating expenses:
Fuel	466,205	415,125	374,144	365,073	290,106
Production	277,794	246,675	254,658	251,830	248,084
Purchased power	160,133	155,005	179,129	255,616	402,941
Depreciation and amortization	119,540	131,434	156,829	152,556	152,652
Accretion	17,149	16,169	17,351	16,123	15,139
Other	860	(394)	(39,529)	(83,098)	(3)

Total operating expenses	1,041,681	964,014	942,582	958,100	1,108,919

Operating margin	197,079	187,228	186,297	211,423	203,853
Other income, net	43,381	54,854	51,414	26,776	36,437
Net interest charges	(221,201)	(223,021)	(219,510)	(220,546)	(223,053)

Net margin	$19,259	$19,061	$18,201	$17,653	$17,237

Electric plant, net:
In service	$3,152,911	$3,161,954	$3,274,080	$3,427,101	$3,547,337
Nuclear fuel, at amortized cost	179,020	130,138	119,076	94,159	87,941
Construction work in progress	307,464	189,102	68,145	26,721	22,830

Total electric plant	$3,639,395	$3,481,194	$3,461,301	$3,547,981	$3,658,108

Total assets	$5,044,452	$4,937,320	$4,901,745	$4,826,916	$4,813,042

Capitalization:
Long-term debt	$3,361,463	$3,409,038	$3,402,094	$3,238,648	$3,351,664
Obligations under capital leases	264,107	286,729	313,821	332,434	344,412
Obligations under Rocky Mountain transactions	108,219	101,272	94,772	88,689	83,012
Patronage capital and membership fees	535,829	516,570	497,509	479,308	461,655
Accumulated other comprehensive loss	(1,348)	(32,691)	(28,988)	(35,498)	(46,760)

Subtotal	4,268,270	4,280,918	4,279,208	4,103,581	4,193,983
Less: long-term debt and capital leases due within one year	(110,647)	(143,400)	(234,621)	(217,743)	(190,835)

Total capitalization	$4,157,623	$4,137,518	$4,044,587	$3,885,838	$4,003,148

Property additions	$353,831	$194,739	$134,518	$69,744	$76,531

Energy supply (megawatt-hours):
Generated	21,906,888	21,577,805	21,272,913	20,962,600	21,035,609
Purchased	1,755,225	1,593,864	2,108,654	3,812,809	11,167,140

Available for sale	23,662,113	23,171,669	23,381,567	24,775,409	32,202,749

Member revenues per kWh sold	5.30¢	5.04¢	4.90¢	4.79¢	4.10¢

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

Executive Overview

  General

    Oglethorpe is a not-for-profit electric cooperative whose principal business is providing wholesale electric service to 38 Members. Consequently, substantially all of Oglethorpe's revenues and cash flow are derived from sales to the Members pursuant to long-term, take-or-pay Wholesale Power Contracts that extend through 2050. These contracts obligate the Members jointly and severally to pay all of Oglethorpe's costs and expenses associated with owning and operating its power supply business. To that end, Oglethorpe's existing rate structure provides for a pass-through of actual energy costs. Charges for fixed costs, including capacity, other non-energy charges, debt service obligations and the margin required to meet Oglethorpe's Margins for Interest Ratio rate covenant under its Mortgage Indenture are carefully managed throughout the year to ensure that sufficient capacity-related revenues are produced. This structure provides Oglethorpe with the ability to manage its revenues to assure full recovery of its costs in rates and to consistently meet its financial obligations since its formation in 1974.

  2008 Financial Results

    Despite the unprecedented instability in the global financial markets and the recession in the overall economy, Oglethorpe continues to be well positioned, both financially and operationally, to fulfill its obligations to its Members, bondholders and creditors. In this regard, Oglethorpe's revenues in 2008 were sufficient to recover all of its costs and to satisfy all of its debt service obligations and financial covenants, including the annual margin required to meet the Margins for Interest Ratio rate covenant under its Mortgage Indenture. Specifically, Oglethorpe recorded a net margin of $19.3 million in 2008, which met the required Margins for Interest Ratio of 1.10. Furthermore, Oglethorpe's Board of Directors believes that it is important to improve Oglethorpe's coverage ratios in light of current financial market conditions and an anticipated period of increased capital requirements, as noted below. Consequently, for the first time since Oglethorpe's Margins for Interest Ratio rate covenant was instituted in 1997, Oglethorpe will be targeting higher margins than what would otherwise be necessary to meet the minimum required Margins for Interest Ratio of 1.10 under its Mortgage Indenture. For 2009, Oglethorpe is planning to collect revenues sufficient to achieve a Margins for Interest Ratio of 1.12, effectively increasing its annual margin target by 20 percent. The Board of Directors will evaluate coverage ratios throughout the period of anticipated construction and may choose to increase or decrease MFI coverage in the future.

  Liquidity Position

    Oglethorpe maintains a strong liquidity position despite the disruption in the global financial markets. At December 31, 2008, Oglethorpe had $578 million of unrestricted available liquidity. At February 28, 2009, Oglethorpe's unrestricted available liquidity had increased to $952 million. Oglethorpe's liquidity is comprised of a diversified, cost-effective mix of cash (including short-term investments), committed lines of credit and a commercial paper program.

    The value of Oglethorpe's liquidity position was realized throughout 2008 as the financial markets experienced substantial turmoil. In particular, the use of its commercial paper program and a line of credit permitted Oglethorpe to refinance certain insured Variable Rate Demand Bonds ("VRDBs") that it had previously issued in a systematic, cost-effective manner. These VRDBs were unable to be remarketed due to bond insurer downgrades and, as a result, carried significantly higher rates of interest. For a detailed discussion of how the negative events in the capital markets impacted Oglethorpe, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Financial Condition – Negative Events in the Capital Markets."

  Future Capital Requirements

    Over the last several years, Oglethorpe has focused its efforts on developing a menu of generation options that offers Members more ownership and control over their generation resources (through Oglethorpe) in order to help mitigate reliance on third-party contracts. In furtherance of these efforts, Oglethorpe has taken the following actions:

•
Oglethorpe and the other co-owners of Plant Vogtle agreed to develop two additional nuclear units at the Plant Vogtle site, with each co-owner maintaining the same percentage ownership in the two new units as they have in the existing units. Oglethorpe's estimated total cost for its 30 percent interest in the two new units, including AFUDC, is approximately $4.2 billion, with planned commercial operation dates of 2016 and 2017.

•
Oglethorpe has announced that it has entered into an agreement to purchase from Dynegy an approximately 500 MW gas-fired combustion turbine facility, along with an existing off-take contract, for $105 million. Pending the requisite regulatory approvals, Oglethorpe expects to close this transaction in the second quarter of 2009.

•
Oglethorpe is pursuing development of two 100 MW biomass-fueled generating plants. The plants are planned for commercial operation in 2014 and 2015. Oglethorpe is currently in the process of acquiring sites and conducting preliminary engineering work. Oglethorpe's construction budget for these two projects is $933 million, including AFUDC.

•
Oglethorpe and its Members are currently evaluating specific gas-fired combustion turbine plants and combined cycle plants. Decisions regarding these plants are expected to be made in 2009 as well.

    In addition, Oglethorpe forecasts that expenditures required for existing generating facilities will be approximately $672 million over the next three years. These expenditures include normal additions and replacements to plant in-service and projects to maintain and achieve compliance with current and anticipated environmental requirements. Importantly, this forecast does not include additional capital expenditures or increased operational expenses for Plants Wansley and Scherer due to climate change legislation and regulation which is likely to be enacted or adopted in the future.

  Outlook for 2009

    Oglethorpe will remain focused on providing reliable, cost-effective energy to its Members and the 4.1 million people they serve. There are, nevertheless, certain risks and challenges that must be overcome including:

•
The cost to access financial markets to support Oglethorpe's future capital requirements;

•
The U.S. recession and its impact on the Members and their consumers;

•
Managing the effects of potential environmental legislation and regulation regarding carbon dioxide and other emissions, particularly on Plants Wansley and Scherer;

•
Fuel cost volatility, including related transportation costs; and

•
The impact of the current distress in the financial markets on Oglethorpe's nuclear facilities decommissioning trust fund.

    To provide reliable, cost-effective energy to its Members and their consumers, and navigate these risks, Oglethorpe intends to continue to do what it has done successfully for the last 35 years, including, among other things:

•
Maintaining a balanced diversity of generating resources – nuclear, coal, natural gas and hydro.

•
Working with the Members to evaluate new resources to be developed and owned by Oglethorpe to help meet the Members' power supply requirements.

•
Maintaining a strong financial position to fulfill its current obligations and to finance future capital expenditures.

Summary of Cooperative Operations

  Margins and Patronage Capital

    Oglethorpe operates on a not-for-profit basis and, accordingly, seeks only to generate revenues sufficient to recover its cost of service and to generate margins sufficient to establish reasonable reserves and meet certain financial coverage requirements. Revenues in excess of current period costs in any year are designated as net margin in Oglethorpe's statements of revenues and expenses. Retained net margins are designated on Oglethorpe's balance sheets as patronage capital, which is allocated to each of the Members on the basis of its percentage capacity responsibilities in the respective resources. Since its formation in 1974, Oglethorpe has generated a positive net margin in each year and had a balance of $536 million in patronage capital as of December 31, 2008. Oglethorpe's equity ratio, calculated as patronage capital and membership fees divided by total capitalization plus long-term debt due within one year was 12.6 percent at December 31, 2008 and 12.1 percent at December 31, 2007.

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

  Rates and Regulation

    Pursuant to the Wholesale Power Contracts entered into between Oglethorpe and each of the Members, Oglethorpe is required to design capacity and energy rates that generate sufficient revenues to recover all costs, including the payments of principal and interest on its indebtedness, to establish and maintain reasonable margins and to meet its financial coverage requirements. Oglethorpe reviews its capacity rates frequently throughout the year to ensure that net margin goals are met, and is required to do so at least once annually.

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

    For 2008, 2007 and 2006, Oglethorpe achieved a Margins for Interest Ratio of 1.10. In 2008, to enhance financial coverage during an anticipated period of generation construction, the Board of Directors approved a budget for 2009 to achieve a 1.12 Margins for Interest Ratio. The Board of Directors will evaluate coverage ratios throughout the period of anticipated construction and may choose to increase or decrease MFI coverage in the future.

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

Accounting Policies

  Basis of Accounting

    Oglethorpe follows generally accepted accounting principles in the United States and the practices prescribed in the Uniform System of Accounts of FERC as modified and adopted by the RUS.

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

    Oglethorpe is subject to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation." SFAS No. 71 permits Oglethorpe to record regulatory assets and regulatory liabilities to reflect future cost recovery or refunds that Oglethorpe has a right to pass through to the Members. At December 31, 2008, Oglethorpe's regulatory assets and liabilities totaled $389 million and $110 million, respectively. (See Note 1 of Notes to Consolidated Financial Statements.) While Oglethorpe does not currently foresee any event such as competitive or other factors that would make it not probable that Oglethorpe will recover these costs from its Members as future revenues through rates under its Wholesale Power Contracts, if such an event were to occur, Oglethorpe could no longer apply the provisions of SFAS No. 71, which would require Oglethorpe to eliminate all regulatory assets and liabilities that had been recognized as a charge to its statement of revenues and expenses and begin recognizing assets and liabilities in a manner similar to other businesses in general. In addition, Oglethorpe would be required to determine any impairment to other assets, including plants, and write-down those assets, if impaired, to their fair value.

  New Accounting Pronouncements

    In October 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active." FSP No. 157-3 clarifies the definition of fair value as defined in SFAS No. 157 by stating that a transaction price is not necessarily indicative of fair value in a market that is not active or in a forced liquidation or distressed sale. Rather, if the company has the ability and intent to hold the asset, the company may use its assumptions about future cash flows and appropriately adjusted discount rates in measuring fair value of the asset. The adoption of FSP No. 157-3 did not have a material affect on Oglethorpe's results of operations, cash flows or financial condition.

    In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities." The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. The new standard is effective January 1, 2009. The adoption of SFAS No. 161 is not expected to have any impact on Oglethorpe's results of operations, cash flows or financial condition.

    In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations." The Statement establishes principles and requirements for how the acquirer in a business combination: a) recognizes and measures the identifiable assets acquired, liabilities assumed, and noncontrolling interest in acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; c) determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(r) is effective for Oglethorpe January 1, 2009. The adoption of SFAS No. 141(r) did not have a material affect on Oglethorpe's results of operations, cash flows or financial condition.

    In November 2007, the FASB issued a one-year deferral for the implementation of SFAS No. 157 "Fair Value Measurements" for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The deferral is applicable for asset retirement obligations measured at fair value upon initial recognition under FASB Statement No. 143 "Accounting for Asset Retirement Obligations", or upon a remeasurement event. The effective date for the implementation of SFAS No. 157 for non-financial assets and non-financial liabilities is January 1, 2009. Oglethorpe adopted SFAS No. 157 for financial assets and liabilities effective January 1, 2008 with no material effect on its results of operations, cash flows or financial condition.

Results of Operations

  Operating Revenues

    Sales to Members.    Oglethorpe generates revenues principally from the sale of electric capacity and energy.

•
Capacity revenues are derived primarily from electric capacity sales to the Members under the Wholesale Power Contracts. The Members have contractually agreed to pay Oglethorpe for the electric capacity they obtain from Oglethorpe to meet their operating requirements. Oglethorpe receives capacity revenues whether or not its generation assets, including power purchase contracts, are dispatched to produce electricity.

•
Energy revenues are earned by selling electricity to the Members, which involves generating or purchasing electricity for delivery to the Members over GTC's transmission system.

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

    Total revenues from sales to Members increased by 7.7 percent for 2008 compared to 2007 and increased 2.0 percent for 2007 compared to 2006. The components of Member revenues were as follows:

	(dollars in thousands)
	2008	2007	2006

Capacity revenues	$591,546	$559,873	$568,425
Energy revenues	646,103	589,784	558,998

Total	$1,237,649	$1,149,657	$1,127,423

    Capacity revenues relate primarily to the assignment to each of the Members of the fixed costs, including fixed production expenses, depreciation and amortization expenses and interest charges associated with Oglethorpe's business. Each Member is required to pay Oglethorpe for capacity furnished under its Wholesale Power Contracts in accordance with rates established by Oglethorpe.

    Capacity revenues from Members increased 5.7 percent in 2008 compared to 2007 and decreased 1.5 percent in 2007 compared to 2006. The increase in capacity revenues in 2008 as compared to 2007 resulted from higher collections from Members due to increases in fixed production expenses resulting from (1) the $22.7 million reversal of the Monroe County property tax reserve in 2007 due to a favorable settlement; there was no corresponding reversal in 2008, (2) an increase in staffing at nuclear Plants Hatch and Vogtle and (3) an increase in Administrative and General ("A&G") expenses. Also, lower investment income from cash and temporary cash investments in the amount of $12.7 million in 2008 as compared to 2007 contributed to an increase in capacity collections from Members in 2008. The increase in capacity revenues associated with production expenses and investment income was offset somewhat by a full year of Vogtle depreciation deferral in the amount of $28.6 million for 2008 as compared to a half year deferral in 2007 in the amount of $14.3 million. For further discussion regarding depreciation and amortization, see "Operating Expenses"; for further discussions on investment income, see "Other Income"; and see Note 13 of Notes to Consolidated Financial Statements for further information regarding the Monroe County property tax litigation reserve reversal. For 2007 as compared to 2006, capacity revenues reflected lower collections from Members of $36.8 million related to lower Plant Vogtle depreciation and amortization expense and the reversal of the Monroe County property tax litigation reserve discussed above. In addition, capacity revenues for 2007 compared to 2006 were reduced by $5.1 million due to expiration of the GPC purchased power agreement effective March 31, 2006. For 2006, capacity revenues reflected reduced collections from Members of $29.3 million. The reduced revenue collection was related to a gain on the sale of sulfur dioxide allowances. See Note 10 of Notes to Consolidated Financial Statements for further discussion regarding the sale of sulfur dioxide allowances.

    Energy revenues relate primarily to the pass-through to the Members of the variable costs, such as actual fuel costs, variable operation and maintenance costs and purchased energy costs, associated with Oglethorpe's business. Each Member is required to pay Oglethorpe for energy furnished under its Wholesale Power Contracts in accordance with rates established by Oglethorpe.

    Energy revenues from Members increased 9.5 percent in 2008 compared to 2007 and increased 5.5 percent in 2007 compared to 2006. The increase in energy revenues for 2008 was primarily due to the pass-through of higher fuel costs associated with increased coal-fired generation at Plants Scherer and Wansley. Energy revenues increased in 2007 as compared to 2006 partly due to higher fuel costs and partly due to higher variable operation and maintenance ("O&M") costs, offset somewhat by the pass-through to Members of lower purchased power energy costs. See "Operating Expenses" for further discussion for the changes in fuel costs, variable O&M costs and purchased power energy costs.

    The following table summarizes the amounts of kWh sold to Members and total revenues per kWh during each of the past three years:

	(in thousands) Kilowatt-hours	Cents per Kilowatt-hour

2008	23,308,911	5.30
2007	22,815,174	5.04
2006	23,019,482	4.90

    In 2008 compared to 2007, MWh sales to Members increased 2.2 percent and in 2007 as compared to 2006 kWh sales to Members decreased 0.9 percent. The average revenue per kWh from sales to Members increased 5.4 percent for 2008 compared to 2007 and increased 2.9 percent for 2007 compared to 2006. Increases in MWhs of generation and MWhs of purchased power were the reason for increased MWhs sold to Members for 2008. The expiration of an agreement to purchase capacity and energy from GPC was the primary reason for the decrease in MWhs sold to Members in 2007. For further discussions regarding fuel and purchased power costs, see "Operating Expenses."

    The energy portion of Member revenues per kWh increased 7.2 percent in 2008 as compared to 2007 and increased 6.5 percent in 2007 compared to 2006. Oglethorpe passes through actual energy costs to the Members such that energy revenues equal energy costs. The increase in average revenues per kWh in 2008 compared to 2007 is primarily due to the pass-through of higher fuel costs. The increase in average energy revenues per kWh in 2007 compared to 2006 is primarily due to the pass-through of higher fuel costs and higher variable O&M expenses. For further discussion regarding fuel costs and variable O&M expenses, see "Operating Expenses."

  Operating Expenses

    Oglethorpe's operating expenses (excluding the 2008, 2007 and 2006 gains related to the sale of sulfur dioxide allowances of $0.3 million, $0.4 million and $39.5 million, respectively) increased 8.0 percent in 2008 compared to 2007 and were 1.8 percent lower in 2007 compared to 2006. In 2008, increases in fuel and production costs were offset somewhat by decreases in deprecation and amortization and in accretion expenses. For 2007, decreases in production, and depreciation and amortization expenses offset somewhat by an increase in fuel costs were the primary drivers for the decrease in operating expenses.

    Total fuel costs increased 12.3 percent in 2008 compared to 2007 and increased 11.0 percent in 2007 as compared to 2006 while total generation increased 2.0 percent and 0.8 percent, respectively. Average fuel cost per MWh increased 10.1 percent in 2008 compared to 2007 and 10.0 percent in 2007 compared to 2006. The increase in total and average fuel costs for 2008 as compared to 2007 resulted primarily from an 8.4 percent increase in higher cost coal-fired generation at Plants Scherer and Wansley. Coal-fired generation has a higher average cost per MWh of generation as compared to nuclear generation. For 2007 as compared to 2006, the increase in total and average fuel cost resulted primarily from a change in the mix of generation with increased generation of 572,000 MWhs, a 49.7 percent increase, from higher priced gas-fired facilities offset somewhat by lower generation from coal-fired facilities which has a lower average price than gas-fired generation.

    Production expenses increased 12.5 percent in 2008 compared to 2007 and decreased 3.1 percent in 2007 as compared to 2006. For 2008 as compared to 2007, the increase in production expenses resulted primarily from (1) the $22.7 million reversal of the Monroe County property tax reserve in 2007 due to a favorable settlement; there was no corresponding reversal in 2008, (2) increase staffing at nuclear Plants Hatch and Vogtle in response to new fitness for duty regulations impacting operations, maintenance and security departments and (3) increase in A&G expenses partly due to increased staffing levels and higher wages, payroll taxes and health benefits. The increase in A&G was also partly due to a carbon capture research project administered through the Electric Power Research Institute. The decrease in production expenses in 2007 as compared to 2006 primarily resulted from the reversal of the Monroe County property tax litigation reserve in the amount of $22.7 million due to a favorable ruling from the Georgia Supreme Court as discussed in Note 13 of Notes to Consolidated Financial Statements. This decrease was offset somewhat by higher variable O&M expenses resulting primarily from increased amortization for deferred nuclear refueling outage costs and for deferred outage costs associated with fossil fuel facilities. The increase in nuclear refueling outage amortization resulted partly from higher outage costs (and thus higher amortization) at Plant Vogtle due to an NRC mandated pressurized weld overlay project and partly due to an increase in outage costs at Hatch Unit No. 1 due to transformer replacement expenses.

    Purchased power costs increased 3.3 percent in 2008 as compared to 2007 and decreased 13.5 percent in 2007 compared to 2006 as follows:

	(dollars in thousands)
	2008	2007	2006

Capacity costs	$43,542	$41,437	$46,259
Energy costs	116,591	113,568	132,870

Total	$160,133	$155,005	$179,129

    The increase in purchased power capacity costs for 2008 as compared to 2007 was primarily due to an increase in the costs of services provided by GSOC under various agreements with Oglethorpe. The decrease in purchased power capacity costs for 2007 compared to 2006 was due to the expiration of the GPC purchased power agreement effective March 31, 2006 as discussed in more detail below.

    Purchased power energy costs increased 2.7 percent in 2008 compared to 2007 and decreased 14.5 percent in 2007 compared to 2006. Purchased MWhs increased 10.1 percent in 2008 compared to 2007 and decreased 24.4 percent for 2007 compared to 2006. The average cost of purchased power energy per MWh decreased 6.8 percent in 2008 compared to 2007 and increased 13.1 percent in 2007 compared to 2006. The decrease in the cost per MWh of purchased power energy in 2008 as compared to 2007 was primarily due to increased MWhs acquired under Oglethorpe's energy replacement program, which replaces power from Oglethorpe generation facilities with lower price spot market purchased power, and by an increase in MWhs acquired under a purchased power agreement with Morgan Stanley which expired December 31, 2008. This increase was offset somewhat by reduced purchases of higher priced MWhs under a purchased power agreement with Hartwell. The decrease in purchased power energy costs for 2007 compared to 2006 resulted primarily from the decrease in MWhs purchased, which resulted partly from the termination of the GPC agreement effective March 31, 2006. The expiration of the GPC purchased power agreement with its favorable energy cost to Oglethorpe was primarily the reason for the increase in average energy cost per MWh in 2007 as compared to 2006. The decrease in MWhs acquired under Oglethorpe's energy replacement program also contributed to the decrease in purchased power energy costs and volume of purchased power

MWhs in 2007 as compared to 2006. The decrease in MWhs purchased and energy costs from the reasons noted above were offset somewhat by an increase in MWhs purchased and energy cost acquired under several other purchased power agreements.

    Purchased power expenses for the years 2006 through 2008 include the cost of capacity and energy purchases under various long-term power purchase agreements. Oglethorpe's capacity and energy expenses under these agreements amounted to approximately $84 million in 2008, $89 million in 2007 and $103 million in 2006. For a discussion of the power purchase agreements, see Note 9 of Notes to Consolidated Financial Statements.

    Depreciation and amortization expense decreased 9.0 percent in 2008 compared to 2007 and decreased 16.2 percent in 2007 as compared to 2006. Depreciation and amortization expense decreased in 2008 compared to 2007 primarily due to the deferral of $28.6 million in depreciation and amortization expense at Plant Vogtle in 2008 compared to a $14.3 million deferral of depreciation and amortization expense in 2007. The decrease in depreciation and amortization expense for 2007 as compared to 2006 is partly attributable to lower depreciation expenses for Plant Vogtle of $14.3 million. In June 2007, GPC, as agents for the co-owners, filed an application with the NRC to extend the licenses for Vogtle Unit No. 1 and Unit No. 2 for an additional 20 years. Effective July 1, 2007, Oglethorpe under the provisions of SFAS No. 71 began deferring the difference between Plant Vogtle depreciation expense based on the current 40-year operating license versus depreciation expense based on the applied for 20-year license extension. The deferral amount will be amortized into deprecation expense over the remaining life of Plant Vogtle beginning in the year that the license extension is approved by the NRC. The approval from the NRC is expected in 2009. In addition, the lower depreciation and amortization expense in 2007 compared to 2006 resulted from $10.2 million in accelerated amortization of deferred amortization of capital leases in 2006, as discussed below in accretion expense. This accelerated amortization in 2006 was offset somewhat by lower depreciation expenses for nuclear and coal-fired facilities due to adoption of lower composite depreciation rates effective January 1, 2006, approved by RUS and supported by a depreciation study performed in 2005.

    Accretion expense represents the change in the asset retirement obligations due to the passage of time. Accretion expense totaled $17.1 million in 2008, $16.2 million in 2007 and $17.4 million in 2006. The accretion expense recognized under SFAS No. 143, "Accounting for Asset Retirement Obligations," primarily relates to Oglethorpe's nuclear generation facilities.

    During 2006, Oglethorpe sold sulfur dioxide allowances in excess of its needs to various parties and received approximately $39.5 million in net proceeds from these sales. The proceeds from the sales of sulfur dioxide allowances are included in the statements of revenues and expenses under "Operating Expenses" in the line item "Other". The proceeds received from sale of sulfur dioxide allowances was offset, however, by a $29.3 million reduction in sales to Members and by $10.2 million in accelerated amortization of deferred amortization of capital leases in 2006.

  Other Income

    Investment income decreased 29.4 percent in 2008 compared to 2007 and increased 4.6 percent in 2007 compared to 2006. The decrease in investment income for 2008 resulted primarily from realized investment losses sustained in the decommissioning trust fund. The income (loss) from investments in Oglethorpe's external and internal decommissioning funds for 2008, 2007 and 2006 totaled ($32.2) million, $18.9 million and $22.5 million, respectively. For nuclear decommissioning, Oglethorpe records a regulatory asset or liability for the timing difference in accretion expense recognized under SFAS No. 143, "Accounting for Asset Retirement Obligations," compared to the expense recovered for ratemaking purposes. The adjustments to investment income for these timing differences resulted in an increase to the regulatory asset of $48.5 million in 2008 and increases to the regulatory liability of $3.6 million and $5.1 million in 2007 and 2006, respectively. The increase to the regulatory asset in 2008 is primarily due to significant realized investment losses in the decommissioning trust fund. A new decommissioning site study will be performed in late 2009. The combination of the results from the decommissioning site study along with investment returns during 2009 will be utilized to assess whether additional decommissioning collections will be required in future years. Oglethorpe's management believes that any increase in the cost estimates of decommissioning or declines in investment earnings can be recovered in future rates. See Note 1 of Notes to Consolidated Financial Statements for further discussion.

    In addition, a decrease of $13.2 million in earnings from cash and temporary cash investments as a result of lower average investment balances and lower interest rates on those investments contributed to the decrease in 2008 versus 2007.

  Interest Charges

    Other interest increased in 2008 compared to 2007 primarily due to interest incurred on short-term borrowings. The increase in 2008 compared to 2007 in allowance for debt funds used during construction is primarily due an increase in construction work in progress for environmental compliance expenditures at coal-fired Plants Scherer and Wansley.

  Net Margin

    Oglethorpe's net margin for 2008, 2007 and 2006 was $19.3 million, $19.1 million and $18.2 million, respectively. These amounts were exactly sufficient to meet the 1.10 Margins for Interest Ratio requirement under the Mortgage Indenture. Oglethorpe's margin requirement is based on a ratio applied to interest charges. In addition, Oglethorpe's margins include certain items that are excluded from the Margins for Interest Ratio, such as non-cash capital credits allocation from GTC. Oglethorpe's non-cash capital credits allocation from GTC was $1.4 million, $1.4 million and $1.5 million for 2008, 2007 and 2006, respectively. (See "Summary of Cooperative Operations – Rates and Regulation.")

Financial Condition

  Overview

    Oglethorpe's financial condition remained stable at December 31, 2008. A Margins for Interest Ratio of 1.10 was achieved for the year, as required by the Mortgage Indenture. This 1.10 margin coverage produced a net margin of $19.3 million, which caused a corresponding increase in patronage capital (equity), bringing total patronage capital to $536 million at December 31, 2008. Oglethorpe's equity to capitalization ratio was 12.6 percent at year-end 2008.

    To enhance financial coverage during an anticipated period of generation facility construction, Oglethorpe's Board of Directors approved a budget for 2009 that will achieve a 1.12 Margins for Interest Ratio. The Board of Directors will evaluate coverage ratios throughout the period of anticipated construction and may choose to increase or decrease MFI coverage in the future.

    Oglethorpe maintained a strong liquidity position with $578 million of unrestricted available liquidity at December 31, 2008. On February 28, 2009, Oglethorpe's unrestricted available liquidity had increased to $952 million due to (i) the repayment of $140 million under a line of credit facility in January 2009, (ii) deposits made with Oglethorpe in January and February 2009 totaling $154 million pursuant to a member power bill prepayment program and (iii) an issuance of $350 million in first mortgage bonds in February 2009. This $952 million of available liquidity does not include a $166 million credit commitment with the National Rural Utilities Cooperative Finance Corporation ("CFC") that Oglethorpe has the option to implement in 2009.

    There was a net increase in long-term debt outstanding of $20 million at year-end 2008 compared to year-end 2007 due mostly to the advance of funds under approved RUS loans. The total amount advanced in 2008 under RUS loans was $60 million. The average interest rate on the $3.4 billion of long-term debt outstanding at December 31, 2008 was 5.6 percent.

    Property additions totaled $354 million and were financed with a combination of funds from operations and short-term and long-term borrowings. The expenditures were primarily for purchases of nuclear fuel, normal additions and replacements to existing generation facilities and environmental control facilities being installed at the coal-fired generating plants.

    The three major rating agencies have all assigned investment grade credit ratings to Oglethorpe.

  Liquidity and Sources of Capital

    Sources of Capital.    Oglethorpe has historically obtained the majority of its long-term financing from RUS-guaranteed loans funded by FFB. However, RUS-guaranteed funding for new generation facilities is uncertain and may be limited at any point in the future due to budgetary pressures faced by Congress. Over the next ten years the loan demand of electric cooperatives is projected to exceed RUS-guaranteed funding authorization levels unless there is an increase over current levels of funding. In addition, there is currently a moratorium in place at RUS regarding the funding of new baseload (coal and nuclear) generating facilities (see "OGLETHORPE POWER CORPORATION – Relationship with RUS").

    Oglethorpe has also obtained a substantial portion of its long-term financing requirements from the issuance of bonds in the taxable and tax-exempt capital markets, and expects to have a need to continue to access both these markets in the future. The types of equipment that will qualify for tax-exempt financing, however, are fewer than in the past due to changes in tax laws and regulations.

    Therefore, any generation facilities that Oglethorpe may build in the future will likely be financed long-term through a variety of sources, including RUS-guaranteed loans funded through the FFB, publicly or privately offered debt financings (both taxable and tax-exempt) and other financing sources.

    In addition, Oglethorpe's operations have historically provided a sizable contribution to its funding of capital requirements, such that internally generated funds have provided interim funding or long-term capital for nuclear fuel purchases, replacements and additions to existing generating facilities, general plant additions, and retirement of long-term debt. However, due to the significant amount of expenditures currently underway relating to environmental compliance projects and construction of new generation facilities, Oglethorpe is currently funding its capital requirements through a combination of funds generated from operations and short-term and long-term borrowings.

    See "Capital Requirements — Capital Expenditures" for more detailed information regarding Oglethorpe's estimated capital expenditures. See "Financing Activities" for more detailed information regarding Oglethorpe's financing plans.

    Liquidity.    At December 31, 2008, Oglethorpe had $578 million of unrestricted available liquidity to meet short-term cash needs and liquidity requirements. This amount included $168 million of cash and cash equivalents and $410 million of unused and available committed short-term credit arrangements.

    In addition to unrestricted available liquidity, Oglethorpe had $10 million in restricted cash and cash equivalents at December 31, 2008. The $10 million was on deposit with a bond trustee relating to PCBs issued in December 2008, the proceeds of which were used in January 2009 to refinance $10 million of PCB amortizing maturities (see "Financing Activities").

    Net cash provided by operating activities was $121 million in 2008, and averaged $155 million for the three-year period 2006 through 2008.

    Oglethorpe has $550 million of committed credit arrangements comprised of three separate facilities as reflected in the table below:

Committed Short-Term Credit Facilities
(dollars in millions)
	Authorized Amount	Available 12/31/2008	Available 2/28/2009	Expiration Date

Commercial Paper
Line of Credit	$450	$310	$450	July 2012
CoBank Line of Credit	50	50	50	December 2009
CFC Line of Credit	50	50	50	October 2011

Total	$550	$410	$550

    At December 31, 2008, Oglethorpe had $140 million outstanding under the $450 million line of credit, which was repaid in January 2009. There is currently no commercial paper outstanding or any amounts drawn under any of the three committed credit facilities.

    Oglethorpe expects to renew these short-term credit facilities, as needed, prior to their respective expiration dates. All of the credit facilities provide for borrowings at either the bank's stated prime rate or the London Interbank Offered Rate ("LIBOR"), with LIBOR borrowings including a spread that is tied to Oglethorpe's credit ratings.

    Under the commercial paper program Oglethorpe is authorized to issue commercial paper in amounts that do not exceed the amount of any committed backup lines of credit, thereby providing 100 percent dedicated support for any paper outstanding. Oglethorpe periodically assesses its needs to determine the appropriate amount of commercial paper backup to maintain and currently has in place a $450 million committed backup credit facility provided by seven banks as shown in the table below:

$450M Credit Facility – Participant Banks	Commitment
(dollars in millions)

Bank of America, N.A. – Administrative Agent	$75
SunTrust Bank	$75
The Bank of Tokyo – Mitsubishi UFJ, Ltd.	$60
CoBank, ACB	$60
JPMorgan Chase Bank, National Association	$60
National Rural Utilities Cooperative Finance Corporation	$60
Wachovia Bank, N.A. / Wells Fargo Bank, N.A.	$60

    The $450 million credit facility provides that if a participant bank is acquired, its successor is bound by the terms of the line of credit agreement. One of our participants, Wachovia Bank, N.A., was recently acquired by Wells Fargo Bank, N.A. Despite current market conditions, all the banks are performing their obligations under the Oglethorpe credit facilities.

    The commercial paper backup line of credit contains a financial covenant requiring Oglethorpe to maintain minimum patronage capital of $400 million plus 75 percent of each year's positive net margin. As of December 31, 2008, the required minimum level was $414 million and Oglethorpe's actual patronage capital was $536 million. An additional covenant under this facility limits Oglethorpe's secured indebtedness to $8.5 billion and unsecured indebtedness to $4.0 billion. At December 31, 2008, Oglethorpe had secured and unsecured indebtedness outstanding of $3.4 billion and $140 million, respectively.

    Along with the lines of credit from CoBank, ACB ("CoBank") and CFC, funds may be advanced under the backup line of credit supporting commercial paper for general working capital needs. In addition, under all three of these credit facilities Oglethorpe has the ability to issue letters of credit to third parties in amounts up to $50 million under each facility, or $150 million in the aggregate. However, any amounts related to issued letters of credit will reduce the amount available to draw as working capital under each facility. Also, due to the requirement to have 100 percent dedicated backup for any commercial paper outstanding, any amounts drawn under the commercial paper backup line for working capital or related to issued letters of credit will reduce the amount of commercial paper that Oglethorpe can issue.

    In January 2009, Oglethorpe signed a commitment letter with CFC for up to $166 million in credit to be extended in the form of any one, or any combination, of the following three options: (i) as a five year secured "stand alone" revolving construction facility, (ii) as a secured backstop to a syndicated revolving construction facility or (iii) as a secured long-term asset loan (up to 35 years). The pricing for each option is subject to CFC's current pricing for member borrowers at the time Oglethorpe elects to implement one or more of the credit options. This multi-option credit commitment extends through December 31, 2009.

    Oglethorpe is continuing to pursue additional credit facilities that would further enhance Oglethorpe's liquidity throughout the anticipated period of generation construction and is in regular discussions with its relationship banks in this regard. The timing, size and term of potential additional facilities will be influenced by many factors, including the ultimate size of the construction program and market conditions. Between projected cash on hand and the credit facilities currently in place or under option, Oglethorpe believes it will have sufficient liquidity to fund its construction program and to cover normal operations through 2010.

    In December 2008, Oglethorpe instituted a power bill prepayment program pursuant to which Members can prepay their power bills from Oglethorpe at a discount for an agreed number of months in advance, after which point the funds are credited against the participating Members' monthly power bills. By the end of February 2009, nine Members had prepaid $159 million under this program. These prepayments have been made for terms ranging from approximately 6 to 18 months in advance. This program is providing additional liquidity to Oglethorpe.

    Liquidity Covenants.    At December 31, 2008, Oglethorpe had only one financial agreement in place containing a liquidity covenant. This covenant is in connection with the Rocky Mountain lease transactions and requires Oglethorpe to maintain minimum liquidity of $50 million at all times during the term of the lease. Oglethorpe had sufficient liquidity to meet this covenant in 2008 and expects to have sufficient liquidity to meet this covenant in 2009.

  Negative Events in the Capital Markets

    Beginning in late 2007 and throughout 2008, the three major credit rating agencies downgraded the debt of substantially all of the historically triple-A rated monoline bond insurers as a result of their exposure to financial guarantees provided on structured finance obligations backed by subprime residential mortgages. All four of the monoline insurers providing insurance on Oglethorpe's variable rate PCB debt at the beginning of 2008 have lost one or more of their triple-A ratings.

    Bond insurer downgrades have affected the credit spreads of both VRDBs and auction rate securities ("ARS"). VRDBs are bonds that are subject to periodic optional tenders by bondholders. A remarketing agent periodically resets the interest rate on the VRDBs at a rate that allows it to remarket tendered bonds to new holders at par. If the VRDBs were tendered by bondholders and the remarketing agent was unable to sell the VRDBs to new holders, Oglethorpe had in place standby bond purchase agreements ("SBPAs") with banks that obligated the banks to purchase the VRDBs that could not be remarketed. Oglethorpe's VRDBs were backed by bond insurance and, as a result of the bond insurer downgrades, the remarketing agents were either unable to remarket Oglethorpe's VRDBs, or were only able to do so at much higher interest rates. The VRDBs that could not be remarketed were purchased by the banks pursuant to the SBPAs and bore interest at significantly higher rates.

    ARS re-price in Dutch auctions that occur every 7 to 35 days, and historically investors could seek to liquidate these securities at the end of any auction period. But in 2008, as bond insurers began to be downgraded, investors shunned the ARS market, leading to increased focus on the underlying issuer credit, wider credit spreads, and eventually failed auctions. The auction rate market is currently not a functioning market and most auctions are now failed auctions.

    At the beginning of 2008, Oglethorpe had outstanding $410 million of PCBs in the VRDB mode and $434 million of PCBs in the ARS mode. During most of 2008, the periodic auctions on Oglethorpe's issued ARS failed for the reasons described above, with the result that the ARS investors, or in some cases our broker dealers, continue to hold the bonds. Pursuant to our ARS related bond documents, some of our failed auction rates set at maximum rates of 12 percent while others set at 125 percent to 225 percent of LIBOR, as determined by the rating on the bonds. Oglethorpe also had a substantial amount of its VRDBs purchased by banks pursuant to the SBPAs due to the remarketing agents' inability to remarket the bonds, again as a result of bond insurer downgrades. These events resulted in higher variable rates of interest on the bonds, in some instances as high as 12 percent. See "Financing Activities" for a discussion of the transactions Oglethorpe completed in 2008 to address the issues caused by bond insurer downgrades.

    Oglethorpe had $47 million of its general funds invested in ARS of other companies at the beginning of 2008, and early in the year undertook an effort to liquidate those investments. However, due to failed auctions Oglethorpe was able to liquidate only a small amount of its holdings during the year. At December 31, 2008, the par value of Oglethorpe's investments in ARS totaled approximately $31 million, net of a $7 million other-than-temporary impairment recorded at year-end. These securities have maturities in excess of one year and as such are classified as long-term investments. Oglethorpe continues to try to liquidate these investments when and as possible.

    Because there was insufficient observable market information available to determine the fair value of Oglethorpe's temporarily impaired ARS investments, Oglethorpe estimated the fair value of these ARS investments using a discounted cash flow model. The assumptions used in preparing the discounted cash flow model included estimates, based on data available as of December 31, 2008, of projected cash flows at current rates, and adjusted for illiquidity premiums (which were based on discussions with market participants). The result was a reduction in the par value of these ARS investments from $31 million to $30 million as of December 31, 2008. The various assumptions Oglethorpe utilizes to determine the fair value of its ARS investments will vary from period to period based on prevailing economic conditions. For example, if the market for Oglethorpe's ARS investments continues to deteriorate, Oglethorpe may need to increase the illiquidity premium used in preparing a discounted cash flow model for these securities. Such an increase may result in a further decrease in the fair value of such securities. A hypothetical 25 basis point increase in the illiquidity premium used to determine the fair value of Oglethorpe's ARS investments at December 31, 2008 would have decreased the fair value of the ARS investments by approximately $2 million.

    For additional information related to the impact of bond insurer downgrades on Oglethorpe, see "Off-Balance Sheet Arrangements – Rocky Mountain Lease Transactions" and "QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK – Interest Rate Risk – Interest Rate Swap Transactions."

  Financing Activities

    To facilitate its financing plans, especially in light of the significant amount of financing required for the new generation construction, Oglethorpe recently amended its Mortgage Indenture, with the consent of a majority of the holders of Mortgage Indenture obligations outstanding, to (i) allow Oglethorpe to finance construction of generation and related facilities by issuing Mortgage Indenture obligations based on a percent of progress payments made under contracts for engineering, construction or procurement services that have been pledged under the Mortgage Indenture, and (ii) remove the restriction on short-term indebtedness (i.e, short-term indebtedness cannot exceed 15 percent of total capitalization) from the Mortgage Indenture. In connection with providing its consent to the Mortgage Indenture changes, RUS required an amendment to Oglethorpe's Amended and Restated Loan Contract with RUS pursuant to which a less restrictive short-term indebtedness provision was incorporated. The new covenant provides that until December 31, 2014, Oglethorpe's short-term indebtedness shall not exceed 30 percent of total utility plant, and thereafter it shall not exceed 15 percent of total capitalization unless RUS has granted an extension of the higher amount.

    RUS-Guaranteed Loans.    Oglethorpe currently has three approved RUS-guaranteed loans totaling $612 million. The approved loans are for the purpose of funding: (i) approximately $185 million of normal additions and replacements at existing generation facilities through 2011 and (ii) approximately $427 million of expenditures through 2014 relating to compliance with environmental regulations. All three of the approved RUS loans have closed, and to date, $183 million has been advanced thereunder (including approximately $60 million advanced in 2008), leaving $429 million to be advanced. Oglethorpe does not expect to have all three loans fully drawn until 2014.

    In addition, in September 2008 Oglethorpe submitted four applications for RUS-guaranteed loans totaling $1.3 billion that are still pending. If approved, these loans will fund: (i) a $459 million 100 MW biomass facility estimated to be in-service by 2014, (ii) a $474 million 100 MW biomass facility estimated to be in-service by 2015, (iii) $121 million in general improvements at existing generation facilities and (iv) $210 million of environmental projects at coal-fired Plants Scherer and Wansley. Oglethorpe does not expect the two loans for the biomass facilities to be approved before 2011; however, the other two loans may be approved prior to that date.

    Later in 2009, Oglethorpe may submit a RUS loan application in connection with the proposed acquisition of Heard County Power, L.L.C., which owns a generating facility consisting of three combustion turbines with an aggregate capacity of approximately 500 MW. To the extent Members subscribe to the construction by Oglethorpe of gas-fired combustion turbine plants and combined cycle plants, Oglethorpe would anticipate filing RUS loan applications for these facilities as well (see "BUSINESS – OGLETHORPE'S POWER SUPPLY RESOURCES – Future Power Resources").

    All of the approved RUS loans will be funded through the FFB and guaranteed by the RUS, and the debt will be secured under Oglethorpe's Mortgage Indenture.

    DOE-Guaranteed Loans.    In connection with Oglethorpe's participation in two new nuclear units at the existing Plant Vogtle site, in September 2008 and December 2008, Oglethorpe submitted Part I and Part II loan applications, respectively, in connection with the DOE Loan Guarantee Program seeking funding for the project. Two of the other three co-owners in the new Vogtle units have also applied for the DOE funding. Oglethorpe is pursuing this funding source as a result of a moratorium currently in place at RUS regarding the funding of new baseload (coal and nuclear) generating plants. The DOE Loan Guarantee Program, which is intended to support commercialization of innovative technologies to reduce air pollutants including greenhouse gases, was initially authorized pursuant to the Energy Policy Act of 2005 and was subsequently funded and extended. The loan structure would entail a loan funded through the FFB carrying a federal loan guarantee provided by the DOE. The DOE recently notified Oglethorpe that its Vogtle project is among five nuclear projects that have made the short list at the end of Part II of the loan application process. The DOE plans to announce by summer 2009 which projects have been approved to proceed to the term sheet negotiation phase, with final loan approval not anticipated until late 2009. If approved, any advance of funds under the loan is not anticipated until late 2011. Even if DOE funding is obtained, DOE only has authority to fund up to 80 percent of the full cost of the project. Therefore Oglethorpe will seek other sources of funding, including the issuance of taxable bonds and tax-exempt bonds for any equipment that may qualify for such tax-exempt funding for the balance of the project not financed through the DOE Loan Guarantee Program.

    See "BUSINESS – OGLETHORPE'S POWER SUPPLY RESOURCES – Future Power Resources" for a discussion of Oglethorpe's participation in new generation facilities. See "BUSINESS – OGLETHORPE POWER CORPORATION – Relationship with RUS" for a discussion of RUS's current position relating to funding of new generation facilities.

    Bond Financings.    Oglethorpe has received tax-exempt financing allocations from the State of Georgia totaling $200 million. In 2006, Oglethorpe received $150 million of allocations related to equipment being installed at Plant Scherer to control mercury emissions. In 2008, Oglethorpe received $50 million of allocations related to scrubbers being installed at Plant Wansley to reduce sulfur dioxide emissions. It is uncertain at this time if enough of this equipment will qualify to take advantage of the full amount of the allocations. The tax-exempt bonds can be issued any time within a three-year window that begins the year after the allocation was awarded. Currently, Oglethorpe anticipates issuing tax-exempt bonds for both projects in late 2009 or 2010. Oglethorpe also plans to seek additional state allocation in 2009 for tax-exempt financing related to a scrubber installation project that recently began at Plant Scherer.

    In 2006, Oglethorpe received an allocation from the Internal Revenue Service ("IRS") to issue $24 million of Clean Renewable Energy Bonds ("CREBs") to fund an upgrade project currently underway at its Rocky Mountain generating facility. CREBs are zero coupon bonds, and in lieu of receiving an interest payment from the issuer the bondholder receives a credit against federal income tax liability. Oglethorpe had its CREB application submitted to the IRS on its behalf by CFC, along with the applications of other electric cooperatives. CFC, as a qualified issuer under the program, will issue the bonds and in turn loan the proceeds at a low rate of interest (approximately one percent) to the cooperatives whose applications were approved. Oglethorpe anticipates closing on approximately $12 million of its CREBs related loan with CFC in April 2009, and may close on the remaining $12 million later in 2009.

    Oglethorpe has a program in place under which it is refinancing, on a continued tax-exempt basis, the annual principal maturities of PCBs originally issued on behalf of Oglethorpe by various county development authorities. The refinancing of these PCB principal maturities allows Oglethorpe to preserve a low-cost source of financing. To date, approximately $270 million has been refinanced under this program, including $10 million of PCB principal that matured in January 2009 (of which GTC had an assumed obligation to pay $1.7 million, as discussed below). Oglethorpe has Board approval to continue this refinancing program covering an additional $35 million of PCB principal maturing through 2012.

    Under an indemnity agreement executed in connection with GTC's assumption of PCB indebtedness as part of Oglethorpe's 1997 corporate restructuring (see "Off-Balance Sheet Arrangements – GTC Debt Assumption"), and additional indemnity agreements executed in connection with GTC's assumption of PCB refunding indebtedness in 2006, 2007 and 2008, GTC is entitled to participate in any future prepayment of its assumed PCB debt by agreeing to assume a portion of the refunding indebtedness. As such, GTC elected to participate in Oglethorpe's refinancing of the January 2009 maturity, and Oglethorpe anticipates that GTC will continue to participate in the refinancing of the $35 million of PCB principal maturing through 2012 as discussed above.

    In connection with the extension of its Wholesale Power Contracts from 2025 to 2050, Oglethorpe embarked on a program in 2006 to refinance or otherwise reamortize a portion of its PCB and FFB debt. An extension of the debt maturities provides for better alignment of principal amortization with the projected useful lives of Oglethorpe's assets, which are currently projected to operate well beyond the original contract termination date of 2025. To date, Oglethorpe has extended the maturities on approximately $1.7 billion of its FFB and PCB indebtedness. Included in this amount were two separate transactions that closed in 2008 covering $265 million of PCB debt.

    In light of the bond insurer downgrades and related events described under "Negative Events in the Capital Markets", Oglethorpe refinanced or otherwise converted the interest rate modes on a significant portion of its variable rate PCB indebtedness in 2008 as discussed below.

    In a remarketing that closed in April 2008, Oglethorpe converted $134 million of Series 2006 PCBs and $182 million of Series 2007 PCBs, both of which were in the ARS mode, to a term rate mode using 2 and 3-year put bonds as it had the option to do pursuant to the underlying bond documents. The interest mode conversions were undertaken due to downgrades of the bond insurers. Oglethorpe still has $123 million of ARS that remains outstanding, but any decision to refinance those bonds will depend on future market conditions, including the interest rate environment.

    In a transaction that closed in August 2008, Oglethorpe refinanced $255 million of PCBs that were previously in a weekly VRDB mode through the issuance of $255 million of Series 2008 fixed rate refunding bonds. While this transaction was undertaken mainly to replace a downgraded bond insurer, this transaction also provided for an immediate extension of the maturities, rather than over time as the principal on the refunded PCB debt was set to mature each year.

    In a transaction that closed in December 2008, Oglethorpe refinanced another $248 million of PCBs, including $238 million of Series 2006 PCBs that were previously in a commercial paper VRDB mode and $10 million of annual principal that was set to mature in January 2009. The $238 million of Series 2006 PCBs had already had their maturities extended but were refinanced due to a downgrade of the bond insurer, while the $10 million of annual principal was refinanced for the purpose of extending the maturities. $103 million of the Series 2008 refunding bonds were issued in a term rate mode and the remaining $145 million of Series 2008 refunding bonds were issued with rates fixed to maturity. GTC had previously assumed $40 million of the Series 2006 bonds that were refunded and GTC also assumed $40 million of the Series 2008 refunding bonds.

    In February 2009, Oglethorpe issued $350 million of Series 2009 fixed rate first mortgage bonds. The bonds were issued for the purpose of financing a portion of the cost of construction of new generation facilities, to enhance existing generation facilities and to provide liquidity for general corporate purposes.

    In the fall of 2009 Oglethorpe anticipates issuing additional first mortgage bonds of up to $500 million to fund construction of new generation facilities and to provide liquidity for general corporate purposes.

    All of the PCBs and first mortgage bonds issued in 2008 and early 2009 were secured under Oglethorpe's Mortgage Indenture.

  Capital Requirements

    Capital Expenditures.    As part of its ongoing capital planning, Oglethorpe forecasts expenditures required for generating facilities and other capital projects. The table below details these expenditure forecasts for 2009 through 2011. Actual expenditures may vary from the estimates listed in the table because of factors such as changes in business conditions, design changes and rework required by regulatory bodies, delays in obtaining necessary regulatory approvals, construction delays, changing environmental requirements, and changes in cost of capital, equipment, material and labor.

Capital Expenditures(1)
(dollars in millions)
	2009	2010	2011	Total

Future Generation(2)	$375	$474	$537	$1,386
Existing Generation(3)	93	63	72	228
Environmental Compliance(4)	137	117	190	444
Nuclear Fuel	89	101	100	290
General Plant	4	2	1	7

Total	$698	$757	$900	$2,355

(1)
Includes allowance for funds used during construction
(2)
Construction of Vogtle Units No. 3 & 4 and two biomass facilities
(3)
Normal additions and replacements to plant in-service
(4)
Pollution control equipment being installed at plants in-service

    Oglethorpe expects to spend an additional $3.7 billion above the amounts reflected in the table above to complete construction of the two Plant Vogtle nuclear units and the two biomass facilities by 2017. For information about steps Oglethorpe has taken to procure financing for these projects, see "Financing Activities."

    In addition to the new nuclear units and the biomass facilities, Oglethorpe has identified other electric generation options that it could pursue to meet the Members' future energy needs (see "BUSINESS – OGLETHORPE'S POWER SUPPLY RESOURCES – Future Power Resources"), including the possible construction of new combined cycle and combustion turbine facilities that are not included in the capital expenditure table above. The projects that Oglethorpe may ultimately construct, if any, as well as the cost of construction, are not known at this time.

    Oglethorpe has signed a purchase agreement to acquire from a subsidiary of Dynegy Inc. Heard County Power, L.L.C., which owns a 500 MW peaking facility in Heard County, Georgia, and take responsibility for an existing off-take contract, for $105 million, which is not included in the table above. This transaction is expected to close in the second quarter of 2009.

    Oglethorpe is subject to environmental regulations and may be subject to future additional environmental regulations, including future implementation of existing laws and regulations. Since alternative legislative and regulatory environmental compliance programs continue to be debated on a national level (in particular as it relates to climate change), it is difficult to predict what capital costs may ultimately be required. The environmental compliance expenditures reflected in the table above include the installation of (i) a flue gas desulfurization project (scrubbers) at Plant Wansley scheduled to be in service early in 2009 and (ii) at Plant Scherer, a mercury removal project, a flue gas desulfurization project and a SCR project all currently underway and all expected to be in service by 2014. To complete the Plant Scherer projects, Oglethorpe expects to spend an additional approximately $300 million beyond what is reflected in the table above.

    Depending on how Oglethorpe and the other co-owners of Plants Wansley and Scherer choose to comply with any future regulations, both capital expenditures and operating expenditures may be impacted. As required by the Wholesale Power Contracts, Oglethorpe expects to be able to recover from its Members all capital and operating expenditures made in complying with current and future environmental regulations. For additional information, see "BUSINESS – ENVIRONMENTAL AND OTHER REGULATION."

  Inflation

    As with utilities generally, inflation has the effect of increasing the cost of Oglethorpe's operations and construction program. Operating and construction costs have been less affected by inflation over the last few years because rates of inflation have been relatively low. While Oglethorpe cannot predict what level of inflation may occur in the future, in light of current U.S. financial policies the potential for inflationary pressures exist.

    Contractual Obligations.    The table below reflects, as of December 31, 2008, Oglethorpe's contractual obligations for the periods indicated.

Contractual Obligations
(dollars in millions)
	2009	2010- 2011	2012- 2013	Beyond 2013	Total

Long-Term Debt:
Principal	$84	$180	$184	$3,263	$3,711
Interest(1)	202	398	378	2,127	3,105
Capital Leases(2)	44	89	81	161	375
Operating Leases	5	11	12	25	53
Unconditional Power Purchases	29	60	63	203	355
Rocky Mtn.Lease Transactions(3)	–	–	–	372	372
Chattahoochee O&M Agmts.	21	43	43	117	224
Asset Retirement Obligations(4)	–	–	–	2,456	2,456

Total	$385	$781	$761	$8,724	$10,651

(1)
Includes interest expense related to variable rate debt. Future variable rates are based on a forward SIFMA interest rate curve as of February 2009. An additional $350 million of long-term debt was issued in February 2009 that is not included in the table.

(2)
Amounts represent total rental payment obligations, not amortization of debt underlying the leases.

(3)
Oglethorpe entered into Equity Funding Agreements to fund this obligation. For additional information, see "Off-Balance Sheet Arrangements – Rocky Mountain Lease Arrangements".

(4)
A substantial portion of this amount relates to the decommissioning of nuclear facilities.

  Credit Rating Risk

    The table below sets forth Oglethorpe's current ratings from Standard and Poor's ("S&P"), Moody's Investors Service ("Moody's") and Fitch Ratings ("Fitch").

Oglethorpe Ratings	S&P	Moody's	Fitch

Senior secured debt	A	A3	A
Short-term/commercial paper	A-1	P-2	F1
Issuer rating	n/a(1)	Baa1	n/a(1)

(1)
n/a indicates no issuer rating assigned

    Oglethorpe has financial and other contractual agreements in place containing provisions which, upon a credit rating downgrade below specified levels, may require the posting of collateral in the form of letters of credit or other acceptable collateral. Oglethorpe's primary exposure to potential collateral postings is at rating levels of BBB-/Baa3 or below. As of

February 28, 2009, Oglethorpe's maximum potential collateral requirements were as follows:

    At senior secured rating levels:

•
a total of approximately $63 million at a senior secured level of BBB-/Baa3,

•
a total of approximately $216 million at a senior secured level of BB+/Ba1 or below, and

    At senior unsecured rating levels:

•
a total of approximately $12 million at unsecured or issuer rating level of BB+/Ba1 or below.

    Provisions in the RUS Loan Contract and certain PCB loan agreements contain covenants based on credit ratings that, upon a credit rating downgrade below specified levels, could result in increased interest rates or restrictions on issuing debt. Also, borrowing rates and commitment fees in the existing CFC, CoBank and commercial paper line of credit agreements are based on credit ratings and could therefore increase if Oglethorpe's ratings are lowered. None of these covenants, however, would result in acceleration of any debt due to credit rating downgrades.

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

    GTC Debt Assumption.    In connection with a corporate restructuring in 1997 in which Oglethorpe sold its transmission related assets to GTC (which represented 16.86 percent of Oglethorpe's assets), GTC assumed 16.86 percent of the then outstanding indebtedness associated with PCBs pursuant to an Assumption Agreement and an Indemnity Agreement. If GTC fails to satisfy its obligations under this debt assumption, Oglethorpe would then remain liable for any unsatisfied amounts. In that event, Oglethorpe would be entitled to reimbursement from GTC for any amounts paid by Oglethorpe. At December 31, 2008, the total obligation assumed by GTC relating to outstanding PCB principal was $94 million. GTC's estimated payments of principal and interest in 2009 pursuant to this assumed obligation are approximately $7 million.

    For a discussion of GTC's assumed 16.86 percent obligation (also in connection with the 1997 corporate restructuring) in two of Oglethorpe's interest rate swap transactions that were terminated in March 2008, see "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK – Interest Rate Risk – Interest Rate Swap Transactions."

    Rocky Mountain Lease Arrangements.    In December 1996 and January 1997, Oglethorpe entered into six long-term lease transactions relating to its 74.61 percent undivided interest in Rocky Mountain. In each transaction, Oglethorpe leased a portion of its undivided interest in Rocky Mountain to an owner trust for the benefit of an investor (referred to as an "owner participant") for a term equal to 120 percent of the estimated useful life of Rocky Mountain, in exchange for one-time rental payments aggregating $794 million made at the time the leases were entered into. There are three separate investors (owner participants) in the Rocky Mountain lease transactions. Each owner participant/owner trust funded a portion of its payment to Oglethorpe through an equity contribution (in the aggregate totaling $171 million), and financed the remaining portion through a loan from a bank. Immediately following the leases to the owner trusts, the owner trusts leased their undivided interests in Rocky Mountain to a wholly owned Oglethorpe subsidiary, Rocky Mountain Leasing Corporation ("RMLC"), for a term of 30 years under separate leases (the "Facility Leases"). RMLC then subleased the undivided interests back to Oglethorpe for an identical term also under separate leases (the "Facility Subleases").

    Oglethorpe used a portion of the one-time rental payments paid to it by the owner trusts to acquire the capital stock of RMLC and to make a $698 million capital contribution to RMLC. RMLC in turn used the capital contribution to fund six Payment Undertaking Agreements (in the aggregate totaling $641 million) with Rabobank Nederland ("Rabobank") and six Equity

Funding Agreements (in the aggregate totaling $57 million) with AIG Matched Funding Corp. that provide for these third parties to pay all of:

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

    The Facility Subleases require Oglethorpe to make semi-annual rental payments to RMLC. In turn, RMLC is required to make identical rental payments to the owner trusts under the Facility Leases. In 2008, the amount of the rental payments under the Facility Subleases and Facility Leases each totaled $54 million. The Payment Undertaking Agreements require the Payment Undertaker (Rabobank) to pay the rent payments directly to the owner trust's lender in satisfaction of RMLC's rent payment obligation under the Facility Lease and the applicable owner trust's repayment obligation under the loan to it. Because RMLC funds these rent payments through the Payment Undertaking Agreements, RMLC returns to Oglethorpe, in the form of a patronage dividend, amounts received by it pursuant to the Facility Subleases other than amounts RMLC requires to fund its expenses. RMLC remains liable for all rental payments under the Facility Leases if the Payment Undertaker fails to make such payments, although the owner trusts have agreed to use due diligence to pursue the Payment Undertaker before pursuing payment from RMLC or Oglethorpe.

    The senior unsecured debt obligations of Rabobank are rated AAA by S&P and Aaa by Moody's. RMLC has the right to replace Rabobank as the Payment Undertaker with substitute credit protection of certain approved governmental or other entities, including banks or financial institutions rated at least AA by S&P and Aa2 by Moody's; provided that any replacement therefore is subject to the owner participants' internal credit policies and guidelines. If, as a result of replacing the Payment Undertaker, the lender requests a higher interest rate on the loan, RMLC will be required to find a replacement lender unless the owner participants consent to such increase in the interest rate.

    AIG Matched Funding Corp. is a wholly owned subsidiary of AIG, and AIG has guaranteed the obligations of AIG Matched Funding Corp. under the Equity Funding Agreements. At the time the lease transactions were entered into, AIG's senior unsecured debt obligations were rated AAA by S&P and Aaa by Moody's. The Equity Funding Agreements provide that if AIG fails to maintain a credit rating of at least AA- from S&P and Aa3 from Moody's, then AIG Matched Funding Corp. will be required to post collateral having a stipulated credit quality to secure its obligations thereunder.

    In September 2008, S&P lowered AIG's rating to A- and Moody's lowered AIG's rating to A2, putting the ratings below the collateralization threshold. As a result of the downgrades, AIG Matched Funding Corp. posted collateral in compliance with the Equity Funding Agreements, consisting of securities issued by an instrumentality of the United States government that are rated AAA in an amount equal to 105% of the net present value of its future payment obligations related to the equity portion of the fixed purchase price (the "Collateral Requirement"). In accordance with the terms of the Equity Funding Agreements, the market value of the posted collateral (other than cash) is determined weekly by an independent third party and AIG Matched Funding Corp. is required to post additional collateral to the extent that it is determined that the market value of such collateral, together with the cash collateral (if any), has fallen below the Collateral Requirement. According to U.S. Bank National Association, which as collateral agent holds the collateral and provides the weekly valuation thereof, the market value of the collateral was $116 million at December 31, 2008. Moody's further lowered AIG's rating to A3 in October 2008.

    If AIG fails to comply with its collateralization obligations or fails to maintain a credit rating of at least BBB- from S&P and Baa3 from Moody's, then RMLC must, within 60 days of becoming aware of such fact, enter into replacement Equity Funding Agreements with a financial institution that has credit ratings of at least AA- from S&P and Aa3 from Moody's. If such replacement is triggered by AIG's failure to provide sufficient collateral, RMLC would have the right to terminate the Equity Funding Agreements at the higher of market value or accreted value (in each case as determined therein). However, RMLC would not have a right to terminate the Equity Funding Agreements in connection with a replacement if AIG is in compliance with its collateralization requirement (i.e., if AIG is rated below BBB- from S&P and Baa3 from Moody's). In the event that RMLC is not able to enter into replacement Equity Funding Agreements, then RMLC may be required to purchase the owner trusts' equity interests from the owner participants.

    The operative agreements relating to the Rocky Mountain lease transactions require Oglethorpe to maintain surety bonds with a surety bond provider that meets minimum credit rating requirements to secure certain of Oglethorpe's payment obligations under the Rocky Mountain lease transactions. Accordingly, Oglethorpe entered into a surety bond arrangement with AMBAC concurrently with the consummation of the Rocky Mountain lease transactions.

    The operative agreements relating to the Rocky Mountain lease transactions provide that if the surety bond provider fails to maintain a credit rating of at least AA from S&P or Aa2 from Moody's, then Oglethorpe must, within 60 days of becoming aware of such fact, provide (i) a replacement surety bond from a surety bond provider that has such credit ratings, (ii) a letter of credit from a bank with such credit ratings, (iii) other acceptable credit enhancement or (iv) any combination thereof.

    On November 19, 2008, S&P lowered AMBAC's credit rating from AA to A. Because AMBAC already had a credit rating of Baa1 from Moody's, such action by S&P triggered the requirement for Oglethorpe to provide the replacement credit enhancement discussed above. Each of the three owner participants has granted Oglethorpe an extension of time to provide such replacement credit enhancement until March 31, 2009.

    Oglethorpe has reached an agreement in concept with Berkshire Hathaway Assurance Corporation ("Berkshire"), rated AAA and Aaa by S&P and Moody's, respectively, to provide the required replacement credit enhancement and is working with Berkshire and the owner participants to meet the deadline noted above. Oglethorpe's management believes that, based on progress made thus far, the owner participants will grant further extensions of time as necessary to bring this matter to closure. Oglethorpe does not believe the cost of such replacement credit enhancement will have a material adverse effect on its results of operation or its financial condition.

    In the event any further extensions of time are not granted by the owner participants as necessary or Oglethorpe is ultimately unable to implement the replacement credit enhancement, then Oglethorpe may be required to purchase the equity interests of the non-extending owner participants in the related owner trusts if the owner participants exercise such right under the operative agreements relating to the Rocky Mountain lease transactions. Oglethorpe estimates that the current maximum aggregate amount of exposure it would have if it were required to purchase the equity interests of all six owner trusts is approximately $250 million, and this amount will begin to decline in 2011 until it reaches zero by the end of the lease term in 2027. This amount is net of the accreted value of the guaranteed investment contracts that were entered into with AIG Matched Funding Corp. in connection with the Rocky Mountain lease transactions. The actual value of the guaranteed investment contracts may be more or less than the accreted value as a result of changes in interest rates and market conditions. In September 2008, AIG Matched Funding Corp. began posting collateral in compliance with the AIG Equity Funding Agreements consisting of securities issued by an instrumentality of the U.S. Government that are rated AAA in an amount approximately equal to 105% of the net present value of its future payment obligation related to the equity portion of the fixed purchase price.

    Oglethorpe's inability to timely provide such replacement credit enhancement, or otherwise either obtain additional time from the owner participants or purchase their equity interests, may constitute a cross default or an event of default under certain of Oglethorpe's loan agreements, derivative agreements and other evidences of indebtedness, and the other parties thereto may elect to exercise their rights and remedies thereunder. Such rights include the right to cease making advances under any loan agreements as a result of any of the foregoing.

    Oglethorpe expects to have adequate liquidity to purchase the equity interests, based on the maximum aggregate exposure amount of approximately $250 million, if Oglethorpe were required to do so.

    As a wholly owned subsidiary of Oglethorpe, the financial condition and results of operations of RMLC are fully consolidated into Oglethorpe's financial statements. The Equity Funding Agreements and corresponding lease obligations are reflected on the balance sheets of RMLC and Oglethorpe as Deposit on Rocky Mountain transactions and Obligation under Rocky Mountain transactions (both $108 million at December 31, 2008). However, the financial statements of RMLC and Oglethorpe do not reflect the Payment Undertaking Agreements or the corresponding lease obligations, or the payments made by the Payment Undertaker, including the payments of rent under the Facility Leases and Facility Subleases, because they have been extinguished for financial reporting purposes. If RMLC's interests in the Payment Undertaking Agreements and the corresponding lease obligations were reflected on the balance sheets of RMLC and Oglethorpe at December 31, 2008, both the Deposit on Rocky Mountain transactions and Obligation under Rocky Mountain transactions would have been higher by $711 million. However, it would have no effect on Oglethorpe's statements of operations or cash flows.

    The assets of RMLC, including the Payment Undertaking Agreements and the Equity Funding Agreements, are not available to pay creditors of Oglethorpe or its affiliates.

    At the end of the term of each Facility Lease, Oglethorpe has the option to cause RMLC to purchase any owner trust's undivided interests in Rocky Mountain at fixed purchase option prices that aggregate $1.087 billion for all six Facility Leases. The Payment Undertaking Agreements and Equity Funding Agreements would fund $715 million and $372 million of this amount, respectively, and these amounts would be paid to the owner trusts over five installments in 2027. If Oglethorpe does not elect to cause RMLC to purchase any owner trust's undivided interest in Rocky Mountain, GPC has an option to purchase that undivided interest. If neither Oglethorpe nor GPC exercises its purchase option, and Oglethorpe returns (through RMLC) any undivided interest in Rocky Mountain to an owner trust, that owner trust has several options it can elect, including:

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

    If option one above is chosen, at the end of the 16-year lease renewal term, the Facility Leases and Facility Subleases terminate, the owner trusts take possession of Rocky Mountain at whatever its value and operating condition may be at such time, with no residual value guaranty.

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

    Oglethorpe's Risk Management Committee ("RMC") provides general oversight over all risk management activities, including commodity trading, fuels management, insurance procurement, debt management and investment portfolio management. The RMC is comprised of Oglethorpe's Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and the Executive Vice President, Member and External Relations. The RMC has implemented comprehensive risk management policies to manage and monitor credit and market price risks. These policies also specify controls and authorization levels related to various risk management activities. The RMC frequently meets to review corporate exposures, risk management strategies, and hedge positions. The RMC regularly reports corporate exposures and risk management activities to the Audit Committee of the Board of Directors.

Interest Rate Risk

    Oglethorpe is exposed to the risk of changes in interest rates related to its $462 million of variable rate debt, $123 million of which is PCB debt (in the ARS mode) that is subject to repricing every 35 days and $339 million of which is term rate debt (mostly PCB debt) that is subject to repricing from March, 2010 through April, 2012. The weighted average interest rate on this variable rate debt was 4.2 percent at January 1, 2009. If interest rates on this debt changed a hypothetical 100 basis points on the respective repricing dates and remained at that level for the remainder of the year, annual interest expense would change by approximately $1 million in 2009.

    Oglethorpe's objective in managing interest rate risk is to maintain a balance of fixed and variable rate debt that will lower its overall borrowing costs within reasonable risk parameters. As part of this debt management strategy, Oglethorpe has a general guideline of having between 15 percent and 30 percent variable rate debt to total debt (including capital lease debt). At December 31, 2008, Oglethorpe had 13 percent of its debt in a variable rate mode. The amount of variable rate debt outstanding declined in 2008 due to refinancings of PCB debt related to bond insurer downgrades, where a portion of the refunding debt was issued in a fixed rate mode versus the prior variable rate mode. Based on current market conditions and Oglethorpe's future capital needs, Oglethorpe believes its variable rate debt as a percent of total debt will likely remain at levels below the general guidelines for the foreseeable future.

    The operative documents underlying the PCB debt contain provisions that allow Oglethorpe to convert the debt to a variety of variable interest rate modes (such as daily, weekly, monthly, commercial paper, auction rate or term rate mode), or to convert the debt to a fixed rate of interest to maturity. Having these interest rate conversion options improves Oglethorpe's ability to manage its exposure to variable interest rates.

    At any point in time, Oglethorpe may analyze and consider using various types of derivative products (including swaps, caps, floors and collars) to help manage its interest rate risk. To-date, however, Oglethorpe's use of interest rate derivatives has been limited to the swap transactions described below.

  Interest Rate Swap Transactions

    As discussed in its Annual Report on Form 10-K for the year ended December 31, 2007, Oglethorpe entered into two interest rate swap arrangements in 1993 with AIG Financial Products Corp. ("AIG-FP") as swap counterparty, which were designed to create a contractual fixed rate of interest on $322 million of Series 1993A and Series 1994A variable rate PCBs.

    In February 2008, Oglethorpe received notice from AIG-FP of its election to begin paying an alternative variable rate under the swaps that is based on the Securities Industry and Financial Markets Association ("SIFMA") municipal swap index rather than the variable rate accruing on the bonds. AIG-FP had the right to make this election due to a downgrading of the bonds below AA- or Aa3 by S&P or Moody's, respectively. The bonds were downgraded in February 2008 in connection with a downgrade of Financial Guaranty Insurance Company ("FGIC"), the entity guaranteeing payment of principal and interest on the bonds, to A by S&P and to A3 by Moody's. At the point AIG-FP began making payments to Oglethorpe based on the SIFMA index, Oglethorpe's all-in cost under the swap arrangements increased significantly. The bond downgrades and AIG-FP's election to use the SIFMA index triggered options for Oglethorpe to terminate the swaps with AIG-FP. Oglethorpe exercised these options effective March 14, 2008, and made termination payments to AIG-FP of approximately $37 million (net of amounts assumed and paid by GTC).

    For the three years ended December 31, 2006, 2007 and 2008, in connection with both interest rate swap arrangements Oglethorpe made combined net swap payments to AIG-FP (net of amounts assumed by GTC) of $5.0 million, $5.0 million and $854,000, respectively.

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

    See Note 2 of Notes to Consolidated Financial Statements for a discussion of the accounting treatment relating to the swap terminations.

  Capital Leases

    In December 1985, Oglethorpe sold and subsequently leased back from four purchasers its 60 percent undivided ownership interest in Scherer Unit No. 2. The capital leases provide that Oglethorpe's rental payments vary to the extent of interest rate changes associated with the debt used by the lessors to finance their purchase of undivided ownership shares in the unit. The debt currently consists of $47 million in serial facility bonds due June 30, 2011 with a 6.97 percent fixed rate of interest.

    Oglethorpe entered into a power purchase and sale agreement with Doyle I, LLC to purchase all of the output from a five-unit gas-fired generation facility. The Doyle agreement is reported on Oglethorpe's balance sheet as a capital lease. The lease payments vary to the extent the interest rate on the lessor's debt varies from 6.00 percent. At December 31, 2008, the weighted average interest rate on the lease obligation was 5.98 percent.

Equity Price Risk

    Oglethorpe maintains external trust funds (reflected as "Decommissioning fund" on the balance sheet) to fund its share of certain costs associated with the decommissioning of its nuclear plants as required by the NRC (see Note 1 of Notes to Consolidated Financial Statements). Oglethorpe also maintains an internal reserve for decommissioning (included in "Long-term investments" on the balance sheet) from which funds can be transferred to the external trust fund, should that be necessary.

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

    Oglethorpe's nuclear decommissioning funds (external and internal combined) declined approximately 18 percent in value for the year ended December 31, 2008. An analysis of funding adequacy will be performed by Oglethorpe in 2009 and potential changes, if any, in funding requirements will be evaluated at that time.

    A 10 percent decline in the value of the fund's equity securities as of December 31, 2008 would result in a loss of value to the fund of approximately $12 million. For further discussion on Oglethorpe's nuclear decommissioning trust fund, see "Note 1j of Notes to Consolidated Financial Statements."

Commodity Price Risk

  Coal

    Oglethorpe is also exposed to the risk of changing prices for fuels, including coal and natural gas. Oglethorpe has interests in 1,501 MW of coal-fired capacity (Plants Scherer and Wansley). Oglethorpe purchases coal under term contracts and in spot-market transactions. Some of Oglethorpe's coal contracts provide volume flexibility and most have fixed or capped prices. Oglethorpe anticipates that its existing contracts will provide fixed prices for nearly 100 percent of its forecasted coal requirements in 2009 and fixed or capped prices for over 65 percent of its forecasted coal requirements in 2010.

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

    Oglethorpe also has power purchase contracts with Doyle I, LLC (which Oglethorpe treats as a capital lease) and Hartwell under which approximately 625 MW of capacity and associated energy is supplied by gas-fired facilities. (See "BUSINESS – OGLETHORPE'S POWER SUPPLY RESOURCES – Power Purchase and Sale Arrangements – Power Purchases" and "PROPERTIES – Generating Facilities.") Under these contracts, Oglethorpe is exposed to variable energy charges, which incorporate each facility's actual operation and maintenance and fuel costs. Oglethorpe has the right to purchase natural gas for Doyle and the Hartwell facility and exercises this right to actively manage the cost of energy supplied from these contracts and the underlying natural gas price and operational risks.

    In providing operation management services for Smarr EMC, Oglethorpe purchases natural gas, including transportation and other related services, on behalf of Smarr EMC and ensures that the Smarr facilities have fuel available for operations. (See "BUSINESS – THE MEMBERS AND THEIR POWER SUPPLY RESOURCES – Member Power Supply Resources" and "PROPERTIES – Generating Facilities" and " – Fuel Supply.")

    Oglethorpe enters into natural gas swap arrangements to manage its exposure to fluctuations in the market price of natural gas. Under these swap agreements, Oglethorpe pays the counterparty a fixed price for specified natural gas quantities and receives a payment for such quantities based on a market price index. These payment obligations are netted, such that if the market price index is lower than the fixed price, Oglethorpe will make a net payment, and if the market price index is higher than the fixed price, Oglethorpe will receive a net payment. If the natural gas swaps had been terminated on December 31, 2008, Oglethorpe would have made a net payment of approximately $18.8 million. Oglethorpe has obtained the Members' approval required by the New Business Model Member Agreement to continue to manage exposures to natural gas price risks for Members that elect to receive such services. Oglethorpe is providing natural gas price risk management services to 15 of its Members. At the beginning of each calendar year, additional Members may elect to receive these services. Members may elect to discontinue receiving these services at any time.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index To Financial Statements

Page
Consolidated Statements of Revenues and Expenses, For the Years Ended December 31, 2008, 2007 and 2006	59
Consolidated Balance Sheets, As of December 31, 2008 and 2007	60
Consolidated Statements of Capitalization, As of December 31, 2008 and 2007	62
Consolidated Statements of Cash Flows, For the Years Ended December 31, 2008, 2007 and 2006	63
Consolidated Statements of Patronage Capital and Membership Fees and Accumulated Other Comprehensive Deficit For the Years Ended December 31, 2008, 2007, and 2006	64
Notes to Consolidated Financial Statements	65
Report of Independent Registered Public Accounting Firm	87

(This page intentionally left blank)

OGLETHORPE POWER CORPORATION
CONSOLIDATED STATEMENTS OF REVENUES AND EXPENSES

For the years ended December 31, 2008, 2007 and 2006

	(dollars in thousands)
	2008	2007	2006

Operating revenues:
Sales to Members	$1,237,649	$1,149,657	$1,127,423
Sales to non-Members	1,111	1,585	1,456

Total operating revenues	1,238,760	1,151,242	1,128,879

Operating expenses:
Fuel	466,205	415,125	374,144
Production	277,794	246,675	254,658
Purchased power	160,133	155,005	179,129
Depreciation and amortization	119,540	131,434	156,829
Accretion	17,149	16,169	17,351
Other	860	(394)	(39,529)

Total operating expenses	1,041,681	964,014	942,582

Operating margin	197,079	187,228	186,297

Other income:
Investment income	30,483	43,157	41,258
Amortization of deferred gains	5,660	5,660	5,660
Allowance for equity funds used during construction	3,075	1,802	904
Other	4,163	4,235	3,592

Total other income	43,381	54,854	51,414

Interest charges:
Interest on long-term debt and capital leases	211,793	212,003	204,317
Other interest	6,249	2,253	3,046
Allowance for debt funds used during construction	(12,259)	(6,962)	(3,437)
Amortization of debt discount and expense	15,418	15,727	15,584

Net interest charges	221,201	223,021	219,510

Net margin	$19,259	$19,061	$18,201

The accompanying notes are an integral part of these consolidated financial statements.

OGLETHORPE POWER CORPORATION
CONSOLIDATED BALANCE SHEETS

December 31, 2008 and 2007

	(dollars in thousands)
	2008	2007

Assets
Electric plant:
In service	$5,906,865	$5,792,476
Less: Accumulated provision for depreciation	(2,753,954)	(2,630,522)

	3,152,911	3,161,954
Nuclear fuel, at amortized cost	179,020	130,138
Construction work in progress	307,464	189,102

Total electric plant	3,639,395	3,481,194

Investments and funds:
Decommissioning fund	201,094	239,974
Deposit on Rocky Mountain transactions	108,219	101,272
Bond, reserve and construction funds	4,560	5,614
Investment in associated companies	43,441	46,449
Long-term investments	81,550	109,170
Other, at cost	391	1,502

Total investments and funds	439,255	503,981

Current assets:
Cash and cash equivalents, at cost	167,659	290,930
Restricted cash, at cost	10,255	48,124
Receivables	116,679	60,672
Inventories, at average cost	175,350	149,871
Prepayments and other current assets	5,619	4,780

Total current assets	475,562	554,377

Deferred charges:
Premium and loss on reacquired debt, being amortized	130,013	140,829
Deferred amortization of capital leases	85,612	91,446
Deferred debt expense, being amortized	41,905	37,356
Deferred outage costs, being amortized	27,137	29,833
Deferred tax assets	48,000	72,000
Deferred asset retirement obligations costs, being amortized	60,310	–
Deferred interest rate swap termination fees, being amortized	33,286	–
Deferred depreciation expense	42,955	14,318
Other	21,022	11,986

Total deferred charges	490,240	397,768

Total assets	$5,044,452	$4,937,320

The accompanying notes are an integral part of these consolidated financial statements.

OGLETHORPE POWER CORPORATION
CONSOLIDATED BALANCE SHEETS

December 31, 2008 and 2007

	(dollars in thousands)
	2008	2007

Equity and Liabilities
Capitalization:
Patronage capital and membership fees	$535,829	$516,570
Accumulated other comprehensive deficit	(1,348)	(32,691)

	534,481	483,879
Long-term debt	3,278,856	3,291,424
Obligations under capital leases	236,067	260,943
Obligation under Rocky Mountain transactions	108,219	101,272

Total capitalization	4,157,623	4,137,518

Current liabilities:
Long-term debt and capital leases due within one year	110,647	143,400
Short-term borrowings	140,000	–
Accounts payable	29,305	41,621
Accrued interest	34,539	20,153
Accrued and withheld taxes	18,827	7,122
Other current liabilities	28,081	17,311

Total current liabilities	361,399	229,607

Deferred credits and other liabilities:
Gain on sale of plant, being amortized	33,536	36,011
Net benefit of Rocky Mountain transactions, being amortized	57,336	60,521
Asset retirement obligations	281,458	265,326
Accumulated retirement costs for other obligations	49,675	53,327
Deferred liability associated with retirement obligations, being amortized	–	5,568
Interest rate swap arrangements	–	32,806
Long-term contingent liability	48,000	72,000
Members' advances	5,000	–
Other	50,425	44,636

Total deferred credits and other liabilities	525,430	570,195

Total equity and liabilities	$5,044,452	$4,937,320

Commitments and Contingencies (Notes 1, 5, 9, 11 and 12)

The accompanying notes are an integral part of these consolidated financial statements.

OGLETHORPE POWER CORPORATION
CONSOLIDATED STATEMENTS OF CAPITALIZATION

December 31, 2008 and 2007

	(dollars in thousands)
	2008	2007

Long-term debt:
Mortgage notes payable to the Federal Financing Bank ("FFB") at interest rates varying from 2.70% to 8.43% (average rate of 5.59% at December 31, 2008) due in quarterly installments through 2042	$1,652,952	$1,661,751
Mortgage notes payable to Rural Utilities Service ("RUS") at an interest rate of 5% due in monthly installments through 2020	9,269	9,872
Mortgage bonds payable:
• Series 2006 Term Bonds, 5.534% due 2031 through 2035	300,000	300,000
• Series 2007 Term Bonds, 6.191% due 2024 through 2031	500,000	500,000
Mortgage notes issued in connection with the sale of pollution control revenue bonds through the Development Authority of Appling, Burke, Heard and Monroe County, Georgia:
• Series 1992A Monroe Serial bonds, 6.70% to 6.80%, due serially from 2009 through 2012	37,702	45,696
• Series 1993A Burke Adjustable tender bonds, fully redeemed May 2008	–	136,771
• Series 1994A Adjustable tender bonds, fully redeemed May 2008	–	85,314
• Series 2002 and 2002C Adjustable tender bonds, fully redeemed January 2008	–	30,075
• Series 2003A Burke, Heard, Monroe and 2003B Burke Auction rate bonds, 1.79%, due 2024	95,230	95,230
• Series 2004 Burke and Monroe Auction rate bonds, 1.80%, due 2020	11,525	11,525
• Series 2005 Burke and Monroe Auction rate bonds, 1.79%, due 2040	15,865	15,865
• Series 2006A Monroe, 2006B-1 through B-4 Burke Adjustable tender bonds, fully redeemed September 2008	–	197,945
• Series 2006B Monroe, 2006C-1 and 2006C-2 Burke Term rate bonds, 4.63% through March 31, 2010, due 2036 through 2037	133,550	133,550
• 2007 A Appling and Monroe, 2007B Appling and Burke, 2007C through F Burke Term rate bonds, 4.75% through March 31, 2011, due 2038 through 2040	135,223	178,228
• Series 2008A through C Burke Fixed rate bonds, 5.30% to 5.70%, due 2032 through 2043	255,035	–
• Series 2008E Burke Fixed rate bonds, 7.00%, due 2020 through 2023	144,750	–
• Series 2008F Burke and 2008A Monroe Term rate bonds, 6.50% through March 31, 2011, due 2038 through 2039	41,125	–
• Series 2008G Burke Term rate bonds, 6.75% through March 31, 2012, due 2039	22,325	–
CoBank, ACB notes payable:
• Transmission mortgage note payable: fixed at 3.72% through March 9, 2010, due in bimonthly installments through November 1, 2018	1,388	1,457
• Transmission mortgage note payable: fixed at 3.72% through March 9, 2010, due in bimonthly installments through September 1, 2019	5,524	5,759

Total long-term debt	3,361,463	3,409,038
Obligations under capital leases	264,107	286,729
Obligation under Rocky Mountain transactions, long-term	108,219	101,272
Patronage capital and membership fees	535,829	516,570
Accumulated other comprehensive deficit	(1,348)	(32,691)

Subtotal	4,268,270	4,280,918
Less: long-term debt and capital leases due within one year	(110,647)	(143,400)

Total capitalization	$4,157,623	$4,137,518

The accompanying notes are an integral part of these consolidated financial statements

OGLETHORPE POWER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2008, 2007 and 2006

	(dollars in thousands)
	2008	2007	2006

Cash flows from operating activities:
Net margin	$19,259	$19,061	$18,201

Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization, including nuclear fuel	213,804	222,334	233,682
Accretion cost	17,149	16,169	17,351
Amortization of deferred gains	(5,660)	(5,660)	(5,660)
Allowance for equity funds used during construction	(3,075)	(1,802)	(904)
Deferred outage costs	(30,926)	(36,550)	(31,594)
Loss (gain) on sale of investments	40,299	(8,610)	(12,990)
Regulatory deferral of costs associated with nuclear decommissioning	(48,488)	3,631	5,055
Other	(16)	(423)	(1,024)
Change in operating assets and liabilities:
Receivables	(37,285)	28,946	7,416
Inventories	(25,479)	(13,875)	(41,422)
Prepayments and other current assets	(1,062)	(323)	(221)
Accounts payable	(1,582)	1,050	(20,074)
Accrued interest	14,386	(34,336)	268
Accrued and withheld taxes	11,705	(34,633)	12,714
Other current liabilities	(8,268)	8,051	(924)
Settlement of interest rate swaps	(33,771)	–	–

Total adjustments	101,731	143,969	161,673

Net cash provided by operating activities	120,990	163,030	179,874

Cash flows from investing activities:
Property additions	(353,831)	(194,739)	(134,518)
Activity in decommissioning fund – Purchases	(751,201)	(535,898)	(733,768)
– Proceeds	743,728	526,832	725,387
Activity in bond, reserve and construction funds – Purchases	(78)	(5,616)	(1,124)
– Proceeds	1,132	6,502	2,067
Increase (decrease) in restricted cash and cash equivalents	37,869	(29,812)	(2,156)
Decrease (increase) in other short-term investments	–	–	231,798
Increase (decrease) in investment in associated organizations	4,788	(1,491)	(3,869)
Activity in other long-term investments – Purchases	(185,054)	(649,770)	(487,387)
– Proceeds	193,413	660,956	418,056
Increase (decrease) in Members' advances	5,000	–	(74,471)
Other	(4,507)	(5,265)	(894)

Net cash used in investing activities	(308,741)	(228,301)	(60,879)

Cash flows from financing activities:
Long-term debt proceeds	523,431	755,135	631,495
Long-term debt payments	(593,879)	(775,573)	(486,914)
Increase in notes payable	140,000	–	–
Debt related costs	(9,210)	(51,693)	(13,445)
Other	4,138	4,575	2,892

Net cash provided by (used in) financing activities	64,480	(67,556)	134,028

Net increase (decrease) in cash and temporary cash investments	(123,271)	(132,827)	253,023
Cash and temporary cash investments at beginning of period	290,930	423,757	170,734

Cash and temporary cash investments at end of period	$167,659	$290,930	$423,757

Supplemental cash flow information:
Cash paid for –
Interest (net of amounts capitalized)	$191,397	$241,632	$203,658

Supplemental disclosure of non-cash investing and financing activities:
Plant expenditures included in ending accounts payable	$(10,529)	$10,099	$(5,081)

The accompanying notes are an integral part of these consolidated financial statements.

OGLETHORPE POWER CORPORATION
CONSOLIDATED STATEMENTS OF PATRONAGE CAPITAL AND MEMBERSHIP FEES AND
ACCUMULATED OTHER COMPREHENSIVE DEFICIT

For the years ended December 31, 2008, 2007 and 2006

	(dollars in thousands)
	Patronage Capital and Membership Fees	Accumulated Other Comprehensive Deficit	Total

Balance at December 31, 2005	$479,308	$(35,498)	$443,810

Components of comprehensive margin in 2006
Net margin	18,201	–	18,201
Unrealized gain on interest rate swap arrangements	–	6,326	6,326
Unrealized gain on available-for-sale securities	–	184	184

Total comprehensive margin			24,711

Balance at December 31, 2006	497,509	(28,988)	468,521

Components of comprehensive margin in 2007
Net margin	19,061	–	19,061
Unrealized loss on interest rate swap arrangements	–	(4,222)	(4,222)
Unrealized gain on available-for-sale securities	–	519	519

Total comprehensive margin			15,358

Balance at December 31, 2007	516,570	(32,691)	483,879

Components of comprehensive margin in 2008:
Net margin	19,259	–	19,259
Realized deferred loss on interest rate swap arrangements	–	32,806	32,806
Unrealized loss on available-for-sale securities	–	(1,463)	(1,463)

Total comprehensive margin			50,602

Balance at December 31, 2008	$535,829	$(1,348)	$534,481

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2008, 2007 and 2006

1. Summary of significant accounting policies:

a. Business description

    Oglethorpe Power Corporation ("Oglethorpe") is an electric membership corporation incorporated in 1974 and headquartered in metropolitan Atlanta, GA. Oglethorpe is owned by 38 retail electric distribution cooperative members (the "Members"). The wholesale electric power provided by Oglethorpe consists of a combination of generating units totaling 4,744 megawatts ("MW") of capacity and power purchase agreements totaling approximately 300 MW of capacity. These Members in turn distribute energy on a retail basis to approximately 4.1 million people.

b. Basis of accounting

    Oglethorpe's consolidated financial statements as of, and for the period ended December 31, 2008 include Oglethorpe's accounts and the accounts of Oglethorpe's majority-owned and controlled subsidiaries. Oglethorpe has determined that there are no accounts of variable interest entities for which it is the primary beneficiary. This means that Oglethorpe's accounts are combined with the subsidiaries' accounts. Oglethorpe has eliminated any intercompany profits and transactions in consolidation.

    Oglethorpe follows generally accepted accounting principles ("GAAP") in the United States. It tracks its accounts in accordance with the Uniform System of Accounts of the Federal Energy Regulatory Commission ("FERC") as modified and adopted by the Rural Utilities Service ("RUS").

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2008 and 2007 and the reported amounts of revenues and expenses for each of the three years ending December 31, 2008. Actual results could differ from those estimates.

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

Accumulated Other Comprehensive Deficit
	(dollars in thousands)
	Interest Rate Swap Arrangements	Available- for-sale Securities	Total

Balance at December 31, 2005	$(34,910)	$(588)	$(35,498)

Unrealized gain	6,326	184	6,510

Balance at December 31, 2006	(28,584)	(404)	(28,988)

Unrealized gain	(4,222)	519	(3,703)

Balance at December 31, 2007	(32,806)	115	(32,691)

Realized deferred loss	32,806	–	32,806

Unrealized gain (loss)	–	(1,463)	(1,463)

Balance at December 31, 2008	$–	$(1,348)	$(1,348)

e. Margin policy

    Oglethorpe is required under the Mortgage Indenture to produce a Margins for Interest ("MFI") Ratio of at least 1.10. For the years 2006, 2007 and 2008, Oglethorpe achieved a MFI ratio of 1.10.

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

    Operating revenues from non-Members consisted primarily from services provided to Oglethorpe's former Member Flint EMC.

    The following table reflects Members whose revenues accounted for 10% or more of Oglethorpe's total operating revenues in 2008, 2007 and 2006:

	2008	2007	2006

Cobb EMC	12.8%	13.3%	13.9%
Jackson EMC	11.4%	12.3%	11.8%
Sawnee EMC	10.4%	10.0%	N/A(1)

(1)
Sawnee EMC did not equal or exceed 10% of Oglethorpe's total operating revenues in 2006.

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

h. Nuclear fuel cost

    The cost of nuclear fuel, including a provision for the disposal of spent fuel, is being amortized to fuel expense based on usage. The total nuclear fuel expense for 2008, 2007 and 2006 amounted to $48,987,000, $50,138,000, and $45,299,000, respectively.

    Contracts with the U.S. Department of Energy ("DOE") have been executed to provide for the permanent disposal of spent nuclear fuel produced at Plants Hatch and Vogtle. DOE failed to begin disposing of spent fuel in January 1998 as required by the contracts, and Georgia Power Company ("GPC"), as agent for the co-owners of the plants, is pursuing legal remedies against DOE for breach of contract. An on-site dry storage facility for Plant Hatch is operational and can be expanded to accommodate spent fuel through the life of the plant. Sufficient storage capacity is available at Plant Vogtle in the spent fuel pools to maintain full core discharge capacity for both units until 2015.

    On July 9, 2007, the U.S. Court of Federal Claims found in favor of Southern Company and awarded damages in the amount of $59,900,000 for Plant Hatch and Plant Vogtle. Oglethorpe's share of the award is $17,980,000. The decision has been appealed by the DOE. No amounts have been recognized in the financial statements as of December 31, 2008. The final outcome of this matter cannot be determined at this time. Oglethorpe's rate-making treatment of such future award received would be passed on to its Members.

i. Asset retirement obligations

    Asset retirement obligations are accounted and reported for under statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" and Financial Accounting Standards Board ("FASB") Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143".

    The liability recognized under SFAS No. 143 and FIN 47 primarily relates to Oglethorpe's nuclear facilities. Oglethorpe also recognized retirement obligations for ash ponds, landfill sites and asbestos removal.

    Under SFAS No. 71, Oglethorpe may record an offsetting regulatory asset or liability to reflect the difference in timing of recognition of the costs of decommissioning for financial statement purposes and for ratemaking purposes for both the cumulative effect of adoption and for future periods timing differences. RUS has approved Oglethorpe's implementation of the provisions of SFAS No. 71 with respect to the cumulative effect of adoption and with respect to timing differences between cost recognition under SFAS No. 143 or FIN No. 47 and cost recovery for ratemaking purposes. Therefore, Oglethorpe had no cumulative effect to net margin resulting from the adoption of Statement No. 143 or FIN No. 47. Oglethorpe estimates an annual increase of approximately $2,000,000 over the next several years of the regulatory asset.

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

    The following tables reflect the details of the Asset Retirement Obligations included in the balance sheets for the years 2008 and 2007.

	(dollars in thousands)
	Balance at 12/31/07	Liabilities Incurred (Settled)	Accretion	Change in Cash Flow Estimate	Balance at 12/31/08

Nuclear decommissioning	$256,408	$–	$16,626	$–	$273,034
Other	8,918	(60)	523	(957)	8,424

Total	$265,326	$(60)	$17,149	$(957)	$281,458

	(dollars in thousands)
	Balance at 12/31/06	Liabilities Incurred (Settled)	Accretion	Change in Cash Flow Estimate	Balance at 12/31/07

Nuclear decommissioning	$240,793	$–	$15,615	$–	$256,408
Other	8,782	(418)	554	–	8,918

Total	$249,575	$(418)	$16,169	$–	$265,326

    As previously discussed, Oglethorpe is deferring the timing differences between cost recognition under SFAS No. 143 and cost recovery for ratemaking purposes. Increases and decreases to the regulatory asset are reflected on the accompanying balance sheets as "Deferred asset retirement obligations costs, being amortized" and increases or decreases to the regulatory liability are reflected as "Deferred liability associated with retirement obligations, being amortized" under the caption "Deferred credits and other liabilities."

    Consistent with Oglethorpe's ratemaking, unrealized gains and losses from the decommissioning trust fund are recorded as an increase or decrease to the regulatory asset or liability.

j. Nuclear decommissioning trust fund

    The Nuclear Regulatory Commission ("NRC") requires all licensees operating commercial power reactors to establish a plan for providing, with reasonable assurance, funds for decommissioning. Oglethorpe has established external trust funds to comply with the NRC's regulations. The funds set aside for decommissioning are managed and invested in accordance with applicable requirements of Oglethorpe's Board of Directors and the NRC. Funds are invested in a diversified mix of equity and fixed income securities. At December 31, 2008 and 2007, equity and fixed income securities, respectively comprised 51% and 49%, respectively of the external funds. The NRC's minimum external funding requirements are based on a generic estimate of the cost to decommission the radioactive portions of a nuclear unit based on the size and type of reactor. Oglethorpe has filed plans with the NRC to ensure that, over time, the deposits and earnings of the external trust funds will provide the minimum funding amounts prescribed by the NRC. Oglethorpe also maintains internal reserves that can be transferred to the external trust fund as needed. All realized gains (losses) and earned income associated with the nuclear decommissioning fund are reflected within the "Cash flows from operating activities" and "Cash flows from investing activities" sections, respectively, of Oglethorpe's cash flow statement. Purchases, including reinvestments of earned income, and sales are reflected in the "Activity in decommissioning fund" line of the "Cash flows from investing activities" section of the cash flow statement. For the periods ending December 31, 2008 and 2007, realized gains (losses) and earned income totaled ($32,239,000) and $18,870,000, respectively.

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

    Oglethorpe has not recorded any provision for decommissioning during the years 2008, 2007 and 2006 because the balance in the decommissioning trust fund at December 31, 2008 is expected to be sufficient to fund the nuclear decommissioning obligation in future years. In projecting future costs, the escalation rate for labor, materials and equipment was assumed to be 2.9%. Oglethorpe assumes a 6.85% earnings rate for its decommissioning trust fund assets. Since inception (1990), the nuclear decommissioning trust fund has produced a return in excess of 6.22% even though Oglethorpe experienced realized losses on its decommissioning trust fund assets in 2008. A new decommissioning site study will be performed in late 2009. The combination of the results from the decommissioning site study along with investment returns during 2009 will be utilized to assess whether additional decommissioning collections will be required in future years. Oglethorpe's management believes that any increase in cost estimates of decommissioning or declines in investment earnings can be recovered in future rates.

k. Depreciation

    Depreciation is computed on additions when they are placed in service using the composite straight-line method. Annual depreciation rates, as approved by the RUS, in effect in 2008, 2007 and 2006 were as follows:

	Range of Useful Life in years*	2008	2007	2006

Steam production	49-65	1.42%	1.47%	1.47%
Nuclear production	37-52	2.39%	2.42%	2.44%
Hydro production	50	2.00%	2.00%	2.00%
Other production	27-33	3.03%	3.00%	3.03%
Transmission	36	2.75%	2.75%	2.75%
General	3-50	2.00-33.33%	2.00-33.33%	2.00-33.33%

* Calculated based on the composite depreciation rates in effect for 2008.

    Depreciation expense for the years 2008, 2007 and 2006 was $119,067,000, $130,962,000, and $156,358,000, respectively. In 2007, under the provisions of SFAS No. 71, Oglethorpe began deferring the difference between Plant Vogtle depreciation expenses based on the current 40-year operating license versus depreciation expenses based on the applied for 20-year license extension. For further discussion of the depreciation deferral, see Note 1(s).

l. Electric plant

    Electric plant is stated at original cost, which is the cost of the plant when first dedicated to public service, plus the cost of any subsequent additions. Cost includes an allowance for the cost of equity and debt funds used during construction. The cost of equity and debt funds is calculated at the embedded cost of all such funds. For the years ended December 31, 2008, 2007 and 2006, the allowance for funds used during construction ("AFUDC") rates used were 6.10%, 6.24% and 6.21%, respectively.

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

m. Bond, reserve and construction funds

    Bond, reserve and construction funds for pollution control revenue bonds ("PCBs") are maintained as required by Oglethorpe's bond agreements. Bond funds serve as payment clearing accounts, reserve funds maintain amounts equal to the maximum annual debt service of each bond issue and construction funds hold bond proceeds for which construction expenditures have not yet been made. As of December 31, 2008 and 2007, all of the funds were invested in either U.S. Government securities or money market accounts.

n. Cash and cash equivalents

    Oglethorpe considers all temporary cash investments purchased with an original maturity of three months or less to be cash equivalents. Temporary cash investments with maturities of more than three months are classified as other short-term investments.

o. Restricted cash

    The balances at December 31, 2008 and 2007, $10,255,000 and $48,124,000, respectively, were utilized in January 2009 and 2008 for payment of principal on certain PCBs, respectively.

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

    At December 31, 2008 and 2007, fossil fuels inventories were $72,891,000 and $55,981,000, respectively. Inventories for spare parts at December 31, 2008 and 2007 were $102,459,000 and $93,890,000, respectively.

q. Deferred charges

    Oglethorpe accounts for both coal-fire outage and nuclear refueling outage costs as deferred outage costs. Coal-fire outage costs at its fossil fuel facilities, which are accounted for as regulatory assets, are deferred and subsequently being amortized on a straight-line basis to expense over an 18 to 24-month period. Nuclear refueling outage costs, accounted for as regulatory assets, are deferred and subsequently amortized to expense over the 18-month and 24-month operating cycles of each unit.

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

    As of December 31, 2008, the remaining amortization periods for debt issuance costs and premium and loss on reacquired debt range from approximately 1 to 34 years.

	(dollars in thousands)
	Balance at 12/31/07	Additions	Amortization	Balance at 12/31/08

Outage costs	$29,833	$30,926	$(33,622)	$27,137
Debt issuance costs	37,356	7,293	(2,744)	41,905
Premium (loss) on reacquired debt	140,829	1,917	(12,733)	130,013

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

    In March 2008, Oglethorpe terminated both the AIG Financial Products Corp. ("AIG-FP") and JPMorgan Chase Bank ("JPMC") interest rate swap arrangements. Oglethorpe made a termination payment to AIG-FP of $36,611,000 and received a termination payment of $2,840,000 from JPMC. The amounts are recorded as a regulatory asset and liability, respectively, in accordance with SFAS No. 71, and are being amortized over the remaining life of the Series 1993A and Series 1994A PCBs, or 2016 and 2019, respectively. The JPMC termination payment is reflected in the table below as "Other regulatory liabilities" and is included on the balance sheet under the caption "Deferred credits and other liabilities" in the line item "Other".

    In December 2008, Oglethorpe recorded an other-than-temporary impairment on $7,300,000 of its auction rate securities that had previously been recorded as a temporary impairment, issued by Anchorage Finance Sub-Trust, an investment vehicle of AMBAC Assurance Corp ("AMBAC"), as a result of failed auctions, credit rating downgrades and the conversion of such securities to auction market preferred shares by AMBAC. The impairment is recorded as a regulatory asset under the provisions of SFAS No. 71 and is reflected as "Deferred investment impairment losses in the table below and is included on the balance sheet, under the caption "Deferred charges", in the line item "Other." This amount will be amortized as a charge to income over seven years.

    Effective July 1, 2007, Oglethorpe under the provisions of SFAS No. 71 began deferring the difference between Plant Vogtle depreciation expenses based on the current 40-year operating license versus depreciation expenses based on the applied for 20-year license extension. The difference in the depreciation expenses are reflected in the "Deferred depreciation expense" line item in the table below. The deferral amount is being amortized to deprecation expense over the remaining life of Plant Vogtle beginning in the year that the license extension is approved by the NRC. The approval from the NRC is expected in 2009.

    Other regulatory assets in the table below are included on the balance sheet under the caption "Deferred charges" in the line item "Other."

    The following regulatory assets and liabilities are reflected on the accompanying balance sheets as of December 31, 2008 and 2007:

	(dollars in thousands)
	2008	2007

Premium and loss on reacquired debt	$130,013	$140,829
Deferred amortization on capital leases	85,612	91,446
Deferred outage costs	27,137	29,833
Deferred interest rate swap termination fees	33,286	–
Asset retirement obligations	60,310	(5,568)
Deferred depreciation expense	42,955	14,318
Deferred investment impairment losses	7,300	–
Other regulatory assets	1,953	1,981
Derivative instruments	–	(2,280)
Accumulated retirement costs for other obligations	(49,675)	(53,327)
Net benefit of Rocky Mountain transactions	(57,336)	(60,521)
Other regulatory liabilities	(2,573)	–

Total	$278,982	$156,711

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

    All of the regulatory assets and liabilities included in the table above are being recovered or refunded to Oglethorpe's Members on a current, ongoing basis in Oglethorpe's rates. The remaining recovery period for the regulatory assets ranges from approximately 1 to 39 years, except for the asset retirement obligations regulatory assets which have a recovery period of 11 to 39 years. The remaining refund period for the regulatory liabilities are approximately 18 years for the Rocky Mountain transactions and over the lives of the plants for accumulated retirement costs for other obligations.

t. Other income (expense)

    The components of the other income (expense) line item within the Consolidated Statement of Revenues and Expenses were as follows:

	(dollars in thousands)
	2008	2007	2006

Capital credits from associated companies (Note 2)	$2,731	$1,875	$1,961
Net revenue from Georgia Transmission Corporation ("GTC") & Georgia System Operations Corporation ("GSOC") for shared A&G costs	1,803	1,667	1,496
Miscellaneous other	(371)	693	135

Total	$4,163	$4,235	$3,592

u. Presentation

    Certain prior year amounts have been reclassified to conform with the current year presentation.

v. New accounting pronouncements

    In October 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position (FSP) No. 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active." FSP No. 157-3 clarifies the definition of fair value as defined in SFAS No. 157 by stating that a transaction price is not necessarily indicative of fair value in a market that is not active or in a forced liquidation or distressed sale. Rather, if the company has the ability and intent to hold the asset, the company may use its assumptions about future cash flows and appropriately adjusted discount rates in measuring fair value of the asset. The adoption of FSP No. 157-3 did not have a material affect on Oglethorpe's results of operations, cash flows or financial condition.

    In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities." The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. The new standard is effective January 1, 2009. The adoption of SFAS No. 161 is not expected to have any impact on Oglethorpe's results of operations, cash flows or financial condition.

    In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations." The Statement establishes principles and requirements for how the acquirer in a business combination: a) recognizes and measures the identifiable assets acquired, liabilities assumed, and noncontrolling interest in acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; c) determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(r) is effective for Oglethorpe January 1, 2009. The adoption of SFAS No. 141(r) did not have a material affect on Oglethorpe's results of operations, cash flows or financial condition.

    In November 2007, the FASB issued a one-year deferral for the implementation of SFAS No. 157 "Fair Value Measurements" for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The deferral is applicable for asset retirement obligations measured at fair value upon initial recognition under FASB Statement No. 143 "Accounting for Asset Retirement Obligations", or upon a remeasurement event. Oglethorpe adopted SFAS No. 157 for non-financial assets and non-financial liabilities with no material effect on its results of operations or financial condition. Oglethorpe adopted SFAS No. 157 for financial assets and liabilities effective January 1, 2008 with no material effect on its results of operations, cash flows or financial condition.

2. Fair value of financial instruments:

    Adoption of Financial Accounting Standard (SFAS) No. 157, "Fair Value Measurements."    On January 1, 2008, Oglethorpe adopted SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements.

    SFAS No. 157 is applied prospectively as of the first interim period for the fiscal year in which it is initially adopted, except for limited retrospective adoption for the following three items:

•
The valuation of financial instruments using blockage factors;

•
Financial instruments that were measured at fair value using the transaction price (as indicated in Emerging Issues Task Force ("EITF") Issue 02-3); and

•
The valuation of hybrid financial instruments that were measured at fair value using the transaction price (as indicated in SFAS No. 155).

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

  (1)
  Market approach.    The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business) and deriving fair value based on these inputs.

  (2)
  Income approach.    The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts.

  (3)
  Cost approach.    The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (often referred to as current replacement cost). This approach assumes that the fair value would not exceed what it would cost a market participant to acquire or construct a substitute asset or comparable utility, adjusted for obsolescence.

    The table below details assets and liabilities measured at fair value on a recurring basis (dollars in thousands).

	Fair Value Measurements at Reporting Date Using
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique

Decommissioning funds	$201,094	$184,854	$10,155	$6,085	(1) (3)
Bond, reserve and construction funds	4,560	4,560	–	–	(1)
Long-term investments	81,550	51,907	–	29,643	(1) (3)
Natural gas swaps	(18,836)	–	(18,836)	–	(1)
Deposit on Rocky Mountain transactions	108,219	–	–	108,219	(3)
Investments in associated companies	43,441	–	–	43,441	(3)

    The following tables present assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs for the twelve months ended December 31, 2008.

	Twelve Months Ended December 31, 2008
	Decommissioning funds	Long-term investments	Deposit on Rocky Mountain transactions	Investments in associated companies

Assets:
Balance at January 1, 2008	$1,342	$7,300	$101,272	$46,449
Total gains or losses (realized/unrealized):
Included in earnings	(92)	–	–	–
Included in regulatory asset	5	(7,300)	–	–
Impairment included in other comprehensive deficit	–	(1,657)	–	–
Purchases, issuances, liquidations	–	(15,000)	–	–
Transfers to Level 3	4,830	46,300	6,947	(3,008)

Balance at December 31, 2008	$6,085	$29,643	$108,219	$43,441

Interest Rate Swaps
Liabilities:
Balance at January 1, 2008	$30,526
Total gains or losses (realized/unrealized):
Included in other comprehensive deficit	3,245
Included in regulatory assets and liabilities	(33,771)

Balance at December 31, 2008	$–

    Realized gains and losses included in earnings for the period are reported in other income.

    Based on market conditions including the failure of various auctions for auction rate securities in which Oglethorpe invested, Oglethorpe changed its valuation technique for auction rate securities to an income approach using a discounted cash flow model based on projected cash flows at current rates and adjusted for illiquidity premiums based on discussion with market participants. Accordingly, these investments, which are included in long-term investments on the consolidated balance sheets as their maturity dates are greater than one year from the balance sheet date, changed from Level 1 to Level 3 within the SFAS No. 157's three-tier fair value hierarchy for the period ended December 31, 2008. At December 31, 2008, Oglethorpe held auction rate securities with maturity dates ranging from March 15, 2028 to December 1, 2045.

    Based on the fair value determined from the discounted cash flow analysis, a temporary impairment of approximately $1,657,000 was recorded in other comprehensive deficit. The various assumptions Oglethorpe utilizes to determine the fair value of its auction rate securities investments will vary from period to period based on the prevailing economic conditions. If the market for Oglethorpe's auction rate securities investments continues to deteriorate, Oglethorpe may need to increase the illiquidity premium used in preparing a discounted cash flow model for these securities. A 25 basis point increase in the illiquidity premium used to determine the fair value of these investments at December 31, 2008, would have resulted in a decrease in the fair value of Oglethorpe's auction rate securities investments by approximately $1,570,000.

    These investments were rated Aaa by Moody's Investors Service ("Moody's") and AAA by Standard and Poor's ("S&P") as of December 31, 2008. Therefore, it is expected that the investments will not be settled at a price less than par value. Because Oglethorpe has the ability and intent to hold these investments until a recovery of its original investment value, it considered the investment to be temporarily impaired at December 31, 2008.

    In December 2008, Oglethorpe recorded an other-than-temporary impairment on $7,300,000 of its auction rate securities that had previously been recorded as a temporary impairment, issued by Anchorage Finance Sub-Trust, an investment vehicle of AMBAC, as a result of failed auctions, credit rating downgrades and the conversion of such securities to auction market preferred shares by AMBAC. The impairment was recorded as a regulatory asset under the provisions of SFAS No. 71 and are reflected on the balance sheet, under the caption "Deferred charges", in the line item "Other."

    The estimated fair values of Oglethorpe's long-term debt at December 31, 2008 and 2007 were as follows (in thousands):

	2008		2007
	Cost	Fair Value	Cost	Fair Value

Long-term debt	$3,278,856	$3,730,183	$3,291,424	$3,503,861

    The fair value of Oglethorpe's long-term debt is estimated based on quoted market prices for the same or similar issues or on the current rates offered to Oglethorpe for debt of similar maturities. Oglethorpe's three primary sources of long term debt consist of First Mortgage Bonds, Pollution Control Revenue Bonds and long term debt issued by the Federal Financing Bank. Oglethorpe also has small amounts of long term debt provided by the RUS and by CoBank. The valuations for the First Mortgage Bonds and the Pollution Control Revenue Bonds are provided by a third-party investment banking firm. These valuations are based on market prices for similar debt in active markets. Valuations for debt issued by the Federal Financing Bank and RUS are based on U.S. Treasury rates as of December 31, 2008 (plus a spread of 1/8 percent). The additional spread of 1/8 percent is reflective of the "cost" RUS attributes to making these loans to an "A" rated borrower such as Oglethorpe. Oglethorpe uses an interest rate quote sheet provided by CoBank for valuation of the CoBank debt. The quotes contained in CoBank's rate sheet are adjusted for Oglethorpe's "A" credit rating.

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

    In 1993, Oglethorpe entered into two interest rate swap arrangements with AIG-FP, for the purpose of securing a fixed rate lower than otherwise would have been available to Oglethorpe had it issued fixed rate bonds at that time. Under these swap arrangements, Oglethorpe made payments to the counterparty based on the notional principal at a contractual fixed rate and the counterparty made payments to Oglethorpe based on the notional principal at the existing variable rate of the refunding bonds. The differential to be paid or received was accrued as interest rates changed and was recognized as an adjustment to interest expense. For the Series 1993A and Series 1994A notes, the notional principal at December 31, 2007 was $164,515,000 and $102,620,000, respectively. The notional principal amount was used to measure the amount of the swap payments and did not represent additional principal due to the counterparty. A portion (16.86%) of the AIG-FP interest rate swap arrangements were assumed by GTC in connection with a corporate restructuring. Oglethorpe classified its portion of the two interest rate swap arrangements, pursuant to SFAS No. 133, as cash flow hedges. In March 2008, Oglethorpe terminated the AIG-FP swaps. The termination payment to AIG-FP of $36,611,000 is recorded as a regulatory asset in accordance with SFAS No. 71 and is being amortized to expense over the remaining life of the Series 1993A notes and Series 1994A notes, or 2016 and 2019, respectively.

    Oglethorpe entered into swap arrangements with JPMC in 2006. These swaps used as notional principal, Oglethorpe's 83.14% share of the Series 1993A and Series 1994A bonds ($136,771,000 and $85,314,000 respectively at December 31, 2007) and were designed to convert the contractual variable rate of interest Oglethorpe received under the swaps with AIG-FP to a longer-term contractual variable rate of interest Oglethorpe received from JPMC. In March 2008,

Oglethorpe terminated the JPMC swaps. The termination payment received from JPMC of $2,840,000 is recorded as a regulatory liability in accordance with SFAS No. 71 and is being amortized to expense over the remaining life of the Series 1993A notes and Series 1994A notes, or 2016 and 2019, respectively.

    Oglethorpe has entered into natural gas financial contracts for managing its exposure to fluctuations in the market price of natural gas. The fair value of Oglethorpe's natural gas financial contracts is based on the quoted market value for such natural gas financial contracts. At December 31, 2008, Oglethorpe's estimated fair value of these natural gas contacts was an unrealized loss of $18,836,000. Consistent with Oglethorpe's rate-making treatment for energy costs which are flowed-through to the Members, this unrealized loss is reflected as an unbilled receivable on Oglethorpe's balance sheet.

Investments in debt and equity securities

    Under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," investment securities held by Oglethorpe are classified as either available-for-sale or held-to-maturity. Available-for-sale securities are carried at market value with unrealized gains and losses, net of any tax effect, added to or deducted from patronage capital. Unrealized gains and losses from investment securities held in the decommissioning fund, which are also classified as available-for-sale, are directly added to or deducted from deferred asset retirement obligations costs. Held-to-maturity securities are carried at cost. There were no held-to-maturity securities as of December 31, 2008 and 2007. All realized and unrealized gains and losses are determined using the specific identification method. Approximately 100% of these gross unrealized losses were in effect for less than one year. These losses were primarily due to investments in fixed income securities held in the nuclear decommissioning trust fund. Consistent with Oglethorpe's ratemaking, unrealized gains and losses from the decommissioning trust fund are recorded as an increase or decrease to the regulatory asset.

    For those securities considered to be available-for-sale, the following table summarizes the activities for those securities as of December 31:

	(dollars in thousands)
	Gross Unrealized
2008	Cost	Gains	Losses	Fair Value

Equity	$127,691	$8,113	$(18,473)	$117,331
Debt	147,178	1,389	(3,888)	144,679
Other	25,180	14	–	25,194

Total	$300,049	$9,516	$(22,361)	$287,204

	Gross Unrealized
2007	Cost	Gains	Losses	Fair Value

Equity	$142,923	$14,785	$(6,105)	$151,603
Debt	193,399	2,248	(4,727)	190,920
Other	12,224	11	–	12,235

Total	$348,546	$17,044	$(10,832)	$354,758

    All of the available-for-sale investments are marked to market in the accompanying balance sheets, therefore the carrying value equals the fair value.

    The contractual maturities of debt securities available-for-sale, which are included in the estimated fair value table above, at December 31, 2008 and 2007 are as follows:

	(dollars in thousands)
	2008		2007
	Cost	Fair Value	Cost	Fair Value

Due within one year	$51,109	$49,568	$22,645	$22,022
Due after one year through five years	28,814	28,927	59,544	58,688
Due after five years through ten years	17,924	17,975	8,787	8,749
Due after ten years	49,331	48,209	102,423	101,461

Total	$147,178	$144,679	$193,399	$190,920

    The following table summarizes the realized gains and losses and proceeds from sales of securities for the years ended December 31, 2008, 2007 and 2006:

	(dollars in thousands)
	For the years ended December 31,
	2008	2007	2006

Gross realized gains	$9,430	$15,492	$20,491
Gross realized losses	(49,729)	(6,882)	(7,502)
Proceeds from sales	978,573	533,334	727,454

Investment in associated companies, at cost

    Investments in associated companies were as follows at December 31, 2008 and 2007:

	(dollars in thousands)
	2008	2007

National Rural Utilities Cooperative Finance Corp. ("CFC")	$13,977	$13,977
CoBank, ACB ("CoBank")	3,203	4,070
CT Parts, LLC	3,162	5,928
Georgia Transmission Corporation ("GTC")	14,469	13,100
Georgia System Operations Corporation ("GSOC")	7,396	8,214
Other	1,234	1,160

Total	$43,441	$46,449

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

    CT Parts, LLC is an affiliated organization formed by Oglethorpe and Smarr EMC for the purpose of purchasing and maintaining a spare parts inventory and administration of contracted services for combustion turbine generation facilities. Such investment is recorded at fair value.

Rocky Mountain transactions

    In December 1996 and January 1997, Oglethorpe entered into six long-term lease transactions for its 74.61% undivided interest in Rocky Mountain pumped storage hydro facility ("Rocky Mountain"), through a wholly owned subsidiary of Oglethorpe, Rocky Mountain Leasing Corporation ("RMLC"). RMLC leases from six owner trusts the undivided interest in Rocky Mountain and subleases it back to Oglethorpe. The Deposit on Rocky Mountain transactions, which is carried at cost, was made in connection with these lease transactions and is invested in a guaranteed investment contract ("GIC") which will be held to maturity (the end of the 30-year lease-back period). At the end of the base lease term, Oglethorpe intends, through RMLC, to repurchase tax ownership and to retain all other rights of ownership with respect to the facility if it is advantageous to do so. If Oglethorpe does elect to repurchase the facility, the funds in the guaranteed investment contract will be used to pay a portion ($371,850,000) of the fixed purchase price.

    In addition to the funding of the GICs, the proceeds also funded the Payment Undertaking Agreements with Rabobank Nederland. RMLC paid $640,611,000 to fund these Payment Undertaking Agreements with Rabobank whose senior debt obligations are rated AAA by S&P and Aaa by Moody's. In return, Rabobank undertook to pay all of RMLC's periodic basic rent payments under the Facility Subleases and to pay the remaining portion of the fixed purchase price ($714,923,000) should Oglethorpe, through RMLC, elect to repurchase the facility at the end of the base lease term. RMLC's corresponding lease obligations have been extinguished for financial reporting purposes. RMLC remains liable for all payments of basic rent under the Facility Leases if the Payment Undertaker fails to make such payments, although the owner trusts have agreed to use due diligence to pursue the Payment Undertaker before pursuing payment from RMLC or Oglethorpe. In 2009, RMLC would be required to make basic rent payments totaling $56,954,000 to the owner trusts if the Payment Undertaker failed to make such payment. The fair value amount relating to the guarantee of basic rent payments is immaterial principally due to the high credit rating of the Payment Undertaker.

    The operative agreements relating to the Rocky Mountain Lease transactions require Oglethorpe to maintain a surety bond with a surety bond provider that meets minimum credit rating requirements to secure certain of Oglethorpe's payment obligations under the Rocky Mountain Lease transactions. Accordingly, Oglethorpe entered into a surety bond agreement with AMBAC concurrently with the consummation of the Rocky Mountain Lease transactions. The operative agreements relating to the Rocky Mountain Lease transactions provide that the surety bond provider must maintain a credit rating of at least Aa2 from Moody's or AA from S&P, and if such rating is not maintained, then Oglethorpe must, within 60 days of becoming aware of such fact, provide (i) a replacement surety bond from a surety bond provider that has such credit ratings, (ii) a letter of credit from a bank with such credit ratings, (iii) other acceptable credit enhancement or (iv) any combination thereof.

    On November 19, 2008, S&P lowered AMBAC's credit rating from AA to A. Because AMBAC already had a credit rating of Baa1 from Moody's, such action by S&P triggered the requirement for Oglethorpe to provide the replacement credit enhancement discussed above. Each of the three owner participants has granted an extension of time to provide such replacement credit enhancement until March 31, 2009.

    Oglethorpe has reached an agreement in concept with Berkshire Hathaway Assurance Corporation ("Berkshire"), rated AAA and Aaa by S&P and Moody's, respectively, to provide the required replacement credit enhancement and is working with Berkshire and the owner participants to meet the deadline noted above. Oglethorpe's management believes that, based on progress made thus far, the owner participants will grant further extensions of time as necessary to bring this matter to closure. Oglethorpe does not believe the cost of such replacement credit enhancement will have a material adverse effect on its results of operation or its financial condition.

    In the event any further extensions of time are not granted by the owner participants as necessary or Oglethorpe is ultimately unable to implement the replacement credit enhancement, then Oglethorpe may be required to purchase the equity interests of the non-extending owner participants in the related owner trusts if the owner participants exercise such right under the operative agreements relating to the Rocky Mountain lease transactions. Oglethorpe estimates that the current maximum aggregate amount of exposure it would have if it were required to purchase the equity interests of all six owner trusts is approximately $250,000,000, and this amount will begin to decline in 2011 until it reaches zero by the end of the lease term in 2027. This amount is net of the accreted value of the guaranteed investment contracts that were entered into with AIG Matched Funding Corp. in connection with the Rocky Mountain lease transactions. The actual value of the guaranteed investment contracts may be more or less than the accreted value as a result of changes in interest rates and market conditions. In September 2008, AIG Matched Funding Corp. began posting collateral in compliance with the AIG Equity Funding Agreements consisting of securities issued by an instrumentality of the U.S. Government that are rated AAA in an amount approximately equal to 105% of the net present value of its future payment obligation related to the equity portion of the fixed purchase price.

    Oglethorpe's inability to timely provide such replacement credit enhancement, or otherwise either obtain additional time from the owner participants or purchase their equity interests, may constitute a cross default or an event of default under certain of Oglethorpe's loan agreements, derivative agreements and other evidences of indebtedness, and the other parties thereto may elect to exercise their rights and remedies thereunder. Such rights include the right to cease making advances under any loan agreements as a result of any of the foregoing.

    Oglethorpe expects to have adequate liquidity to purchase the equity interests, based on the maximum aggregate exposure amount of approximately $250,000,000, if Oglethorpe were required to do so.

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

    There is a current tax benefit of $110,000 for refundable alternative minimum tax ("AMT") for the year ended December 31, 2008.

    The difference between the statutory federal income tax rate on income before income taxes and Oglethorpe's effective income tax rate is summarized as follows:

	2008	2007	2006

Statutory federal income tax rate	35.0%	35.0%	35.0%
Patronage exclusion	(30.1%)	(32.3%)	(34.0%)
Tax credits	(0.1%)	0.0%	0.0%
Other	(4.9%)	(2.7%)	(1.0%)

Effective income tax rate	(0.1%)	0.0%	0.0%

    The components of the net deferred tax assets as of December 31, 2008 and 2007 were as follows:

	(dollars in thousands)
	2008	2007

Deferred tax assets
Net operating losses	$97,552	$134,478
Tax credits (alternative minimum tax and other)	1,737	1,848

	99,289	136,326
Less: Valuation allowance	(51,289)	(64,326)

Net deferred tax assets	$48,000	$72,000

Deferred tax liabilities
Depreciation	$–	$–

	–	–

Net deferred tax liabilities	$–	$–

    As of December 31, 2008, Oglethorpe has federal tax net operating loss ("NOLs") carryforwards and alternative minimum tax ("AMT") credits as follows:

	(dollars in thousands)

Expiration Date	Minimum Alternative Tax Credits	Tax Credits	NOLs

2009	$–	$–	$96,394
2010	–	–	77,970
2018	–	–	61,533
2019	–	–	10,516
2020	–	–	4,362
2021	–	–	–
None	1,737	–	–

	$1,737	$–	$250,775

    The NOL expiration dates start in the year 2009 and end in the year 2021. Due to the tax basis method for allocating patronage and as shown by the above valuation allowance, it is not likely that the deferred tax assets related to tax credits and NOLs will be realized. The change in the valuation allowance from 2007 to 2008 was the result of the reduction in deferred tax assets due to the utilization and expiration of tax credits, net operating losses and the implementation of FIN 48.

    In July 2006, the FASB issued Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes – an Interpretation of Financial Accounting Standards No. 109 Positions" ("FIN 48"). The interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, Oglethorpe may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. Oglethorpe adopted the provisions of FIN 48 effective January 1, 2007.

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

    As a result of the adoption of FIN 48, Oglethorpe recognized a $96,000,000 increase in the liability for unrecognized tax benefits. This change in the liability resulted in no decrease to the January 1, 2008 balance of patronage capital as the effects were offset by recognition of deferred tax assets. During each of the third quarters of 2007 and 2008, one of the three open years expired. Accordingly, this liability and related deferred tax asset was reduced by $24,000,000 during each third quarter. Oglethorpe is carrying forward significant regular tax and AMT NOLs. Therefore, any regular tax liability in the open years related to the uncertain tax position would be offset by regular NOLs. However, Oglethorpe would be liable for the portion of AMT for this period that is not allowed to be offset by the AMT NOLs. In the current open years, Oglethorpe's exposure is not material to its consolidated results of operations, cash flows or financial position.

    Oglethorpe recognizes accrued interest with uncertain tax positions in interest expense in the consolidated statements of revenues and expenses. As of December 31, 2008, Oglethorpe has recorded approximately $440,000 for interest in the accompanying balance sheet. It is expected that the amount of unrecognized tax benefits will change in the next twelve months; however, Oglethorpe does not expect the change to have a significant impact on its results of operations, its financial position or its effective tax rate.

    The unrecognized tax benefit reconciliation from beginning balance to ending balance is as follows for the years 2008 and 2007:

(dollars in thousands)

Unrecognized tax benefit at beginning of year (January 1, 2007)	$96,000

Reduction of tax positions as a result of statute of limitation expiration	(24,000)

Unrecognized tax benefits at year end (December 31, 2007)	$72,000

Reduction of tax positions as a result of statute of limitation expiration	(24,000)

Unrecognized tax benefits at year end (December 31, 2008)	$48,000

4. Capital leases:

    In 1985, Oglethorpe sold and subsequently leased back from four purchasers its 60% undivided ownership interest in Scherer Unit No. 2. The gain from the sale is being amortized over the 36-year term of the leases.

    In 2000, Oglethorpe entered into a power purchase and sale agreement with Doyle I, LLC (Doyle Agreement) to purchase all of the output from a five-unit generation facility ("Doyle") for a period of 15 years. Oglethorpe has the option to purchase Doyle at the end of the 15-year term for $10,000,000, which is considered a bargain purchase price.

    The minimum lease payments under the capital leases together with the present value of the net minimum lease payments as of December 31, 2008 are as follows:

Year Ending December 31,	(dollars in thousands)

	Scherer Unit No. 2	Doyle	Total

2009	$31,882	$12,447	$44,329
2010	31,860	12,447	44,307
2011	31,859	12,447	44,306
2012	31,772	12,447	44,219
2013	24,093	12,447	36,540
2014-2021	130,610	30,744	161,354

Total minimum lease payments	282,076	92,979	375,055
Less: Amount representing interest	(92,931)	(18,017)	(110,948)

Present value of net minimum lease payments	189,145	74,962	264,107
Less: Current portion	(19,869)	(8,171)	(28,040)

Long-term balance	$169,276	$66,791	$236,067

    The interest rate on the Scherer No. 2 lease obligation is 6.97%. For Doyle, the lease payments vary to the extent the interest rate on the lessor's debt varies from 6.00%. At December 31, 2008, the weighted average interest rate on the Doyle lease obligation was 5.98%.

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

    In April 2008, Oglethorpe converted $133,550,000 of its Series 2006 bonds and $181,890,000 of its Series 2007 bonds from an auction rate mode to a term rate mode of interest using 2-year and 3-year put bonds that will remarket in April 2010 and April 2011. The Series 2006 bonds have bullet maturities in 2036 and 2037. The Series 2007 bonds have bullet maturities in 2038, 2039 and 2040.

    In August 2008, Oglethorpe refinanced $255,035,000 of PCBs that were previously in a weekly variable rate demand bond ("VRDB") mode through the issuance of $255,035,000 of Series 2008A through C refunding bonds which have maturities of 2033 and 2043. The proceeds from the issuance of the Series 2008A through C refunding bonds were used to repay $260,000,000 of commercial paper that had been issued in April and May of 2008 to redeem the VRDBs.

    In a transaction that closed in December 2008, Oglethorpe refinanced another $248,350,000 of PCBs, including $238,095,000 of Series 2006 PCBs that were previously in commercial paper VRDB mode and $10,255,000 of annual principal that matured in January 2009. Of the Series 2008A and 2008D through G refunding bonds, $103,600,000 were issued in a term rate mode and the remaining $144,750,000 were issued with rates fixed to maturity. The Series 2008 Term Rate Refunding Bonds have bullet maturities in 2038, 2039 and 2040. The Series 2008 Fixed Rate Refunding Bonds are subject to scheduled mandatory redemption in 2020, 2021 and 2022, and have a final maturity in 2023. In addition, GTC has an assumed obligation of the Series 2008 bonds of $40,150,000.

    In connection with a 1997 corporate restructuring, 16.86% of the then outstanding PCBs were assumed by GTC, including approximately $1,700,000 of the PCBs that were refinanced in December 2008. GTC participated in this refinancing as it had the right to do so pursuant to an agreement between the companies.

    The annual interest requirement for 2009 is estimated to be $262,562,000.

    Maturities for long-term debt and amortization of the capital lease obligations through 2013 are as follows:

	(dollars in thousands)
	2009	2010	2011	2012	2013

FFB	$73,104	$75,739	$79,312	$83,010	$86,077
RUS	634	666	700	736	773
CoBank	344	387	435	490	551
PCBs(1)	8,525	9,095	9,710	10,371	–

	82,607	85,887	90,157	94,607	87,401
Capital Leases(2)	28,040	27,121	29,657	32,508	25,123

Total	$110,647	$113,008	$119,814	$127,115	$112,524

(1)
Amounts reflect only Oglethorpe's 83.14% share of the PCB maturities and do not include GTC's assumed share. The 2009 maturity was refinanced in a December 2008 transaction, and a plan is in place to refinance the remaining $29 million of PCB principal set to mature in January of each year through 2012.

(2)
Amounts reflect the debt portion of annual amortization of capitalized lease obligations as reflected on the balance sheet.

    The weighted average interest rate for long-term debt and capital leases was 5.58% at December 31, 2008.

    Oglethorpe has a $50,000,000 committed line of credit with CFC which matures in October 2011 and another $50,000,000 committed line of credit with CoBank which matures December 2009. Both of these credit facilities are for general working capital purposes. No balance was outstanding on either of these two lines of credit at either December 31, 2008 or 2007.

    Oglethorpe has a commercial paper program under which it is authorized to issue commercial paper in amounts that do not exceed the amount of its committed backup lines of credit, thereby providing 100% dedicated support for any paper outstanding. Oglethorpe periodically assesses its needs to determine the appropriate amount to maintain in its backup facility, and currently has in place a five-year $450,000,000 committed backup line of credit that matures in July 2012. In addition to providing dedicated support for commercial paper, the facility may also be used for working capital and for general corporate purposes and to issue letters of credit in an aggregate amount up to $50,000,000. However, any amounts drawn under the facility for working capital or general purposes or for purposes of supporting issued letters of credit will reduce the amount of commercial paper that Oglethorpe is authorized to issue.

    In September 2008, Oglethorpe issued $240,000,000 of commercial paper and used the proceeds to redeem $238,350,000 of Series 2006 PBCs (of which GTC had a $40,150,000 assumed obligation). In November 2008, Oglethorpe advanced $240,000,000 under its commercial paper backup credit facility and used the proceeds to repay the commercial paper issued in September 2008. The $240,000,000 advanced under the backup credit facility was repaid with proceeds from the Series 2008 refunding bonds Oglethorpe issued in December 2008. At December 31, 2008, there was $140,000,000 outstanding on this line of credit which was repaid in January 2009. There was no balance outstanding at December 31, 2007.

6. Electric plant and related agreements:

    Oglethorpe and GPC have entered into agreements providing for the purchase and subsequent joint operation of certain of GPC's and Oglethorpe's electric generating plants. The plant investments disclosed in the table below represent Oglethorpe's undivided interest in each co-owned plant, and each co-owner is responsible for providing its own financing. A summary of

Oglethorpe's plant investments and related accumulated depreciation as of December 31, 2008 is as follows:

	(dollars in thousands)
Plant	Investment	Accumulated Depreciation

In-service
Owned property
Vogtle Units No. 1 & No. 2 (Nuclear – 30% ownership)	$2,736,694	$(1,420,879)
Hatch Units No. 1 & No. 2 (Nuclear – 30% ownership)	588,157	(343,217)
Wansley Units No. 1 & No. 2 (Fossil – 30% ownership)	311,802	(110,684)
Scherer Unit No. 1 (Fossil – 60% ownership)	495,734	(253,818)
Rocky Mountain Units No. 1, No. 2 & No. 3 (Hydro – 75% ownership)	557,387	(150,350)
Talbot (Combustion Turbine – 100% ownership)	279,696	(52,536)
Chattahoochee (Combined cycle – 100% ownership)	299,117	(52,371)
Wansley (Combustion Turbine – 30% ownership)	3,627	(2,677)
Transmission plant	70,777	(37,329)
Other	92,248	(48,326)
Property under capital lease:
Plant Doyle (Combustion Turbine – 100% leasehold)	126,990	(71,108)
Scherer Unit No. 2 (Fossil – 60% leasehold)	344,636	(210,659)

Total in-service	$5,906,865	$(2,753,954)

Construction work in progress
Generation improvements	$302,616
Other	4,848

Total construction work in progress	$307,464

    Oglethorpe's proportionate share of direct expenses of joint operation of the above plants is included in the corresponding operating expense captions (e.g., fuel, production or depreciation) on the accompanying statement of revenues and expenses.

    Oglethorpe is currently participating in 30% of the development costs of Plant Vogtle nuclear Units No. 3 and No. 4 pursuant to the terms of a development agreement with GPC and the other co-owners of the two existing nuclear units at Plant Vogtle. As of December 31, 2008, the total capitalized costs to date were $38,899,000.

7. Employee benefit plans:

    Oglethorpe's retirement plan is a contributory 401(k) that covers substantially all employees. An employee may contribute, subject to IRS limitations, up to 60% of their eligible annual compensation. Oglethorpe, at its discretion, may match the employee's contribution and has done so each year of the plan's existence. Oglethorpe's current policy is to match the employee's contribution as long as there is sufficient margin to do so. The match, which is calculated each pay period, currently can be equal to as much as three-quarters of the first 6% of an employee's eligible compensation, depending on the amount and timing of the employee's contribution. Oglethorpe's contributions to the matching feature of the plan were approximately $677,000 in 2008, $644,000 in 2007 and $630,000 in 2006. Effective 2007, Oglethorpe's contribution was 8% to the employer retirement contribution feature. Oglethorpe's contributions to the employer retirement contribution feature of the 401(k) plan were approximately $1,305,000 in 2008, $775,000 in 2007 and $758,000 in 2006.

8. Nuclear insurance:

    GPC, on behalf of all the co-owners of Plants Hatch and Vogtle, is a member of Nuclear Electric Insurance, Ltd. ("NEIL"), a mutual insurer established to provide property damage insurance coverage in an amount up to $500,000,000 for members' nuclear generating facilities. In the event that losses exceed accumulated reserve funds, the members are subject to retroactive assessments (in proportion to their premiums). The portion of the current maximum annual assessment for GPC that would be payable by Oglethorpe, based on ownership share, is limited to approximately $8,483,000 for each nuclear incident.

    GPC, on behalf of all the co-owners of Plants Hatch and Vogtle, has coverage under NEIL II, which provides insurance to cover decontamination, debris removal and premature decommissioning as well as excess property damage to nuclear generating facilities for an additional $2,250,000,000 for losses in excess of the $500,000,000 primary coverage described above. Under each of the NEIL policies, members are subject to retroactive assessments in proportion to their premiums if losses exceed the accumulated funds available to the insurer under the policy. The portion of the current maximum annual assessment for GPC that would be payable by Oglethorpe, based on ownership share, is limited to approximately $10,587,000.

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

    The Price-Anderson Act, as amended in 1988, limits public liability claims that could arise from a single nuclear incident to $12,520,000,000 which amount is to be covered by private insurance and a mandatory program of deferred premiums that could be assessed against all owners of nuclear power reactors. Such private insurance provided by American Nuclear Insurers ("ANI") (in the amount of $300,000,000 for each plant, the maximum amount currently available) is carried by GPC for the benefit of all the co-owners of Plants Hatch and Vogtle. Agreements of indemnity have been entered into by and between each of the co-owners and the NRC. In the event of a nuclear incident involving any commercial nuclear facility in the country involving total public liability in excess of $300,000,000, a licensee of a nuclear power plant could be assessed a deferred premium of up to $117,500,000 per incident for each licensed reactor operated by it, but not more than $17,500,000 per reactor per incident to be paid in a calendar year. On the basis of its ownership interest in four nuclear reactors, Oglethorpe could be assessed a maximum of $141,000,000 per incident, but not more than $21,000,000 in any one year. Both the maximum assessment per reactor and the maximum yearly assessment are adjusted for inflation at least every five years. The next scheduled adjustment is due no later than October 29, 2013.

    All retrospective assessments, whether generated for liability or property, may be subject to applicable state premium taxes.

    Claims resulting from terrorist acts are covered under both the ANI and NEIL policies (subject to normal policy limits). The aggregate, however, that NEIL will pay for all claims resulting from terrorist acts in any 12 month period is $3,200,000,000 plus such additional amounts NEIL can recover through reinsurance, indemnity, or other sources.

9. Commitments:

a. Power purchase and sale agreements

    Oglethorpe has entered into two long-term power purchase agreements. In December 2008, the Morgan Stanley Incremental power purchase agreement expired. As of December 31, 2008, Oglethorpe's minimum purchase commitment under the remaining agreement, without regard to capacity reductions or adjustments for changes in costs, for the next five years and thereafter is as follows:

Year Ending December 31,	(dollars in thousands)

2009	$29,204
2010	29,788
2011	30,384
2012	30,992
2013	31,611
Thereafter	203,397

    Oglethorpe's power purchases agreements amounted to approximately $84,458,000 in 2008, $89,244,000 in 2007 and $102,646,000 in 2006.

b. Operating leases

    As of December 31, 2008, Oglethorpe's estimated minimum rental commitments for these operating leases over the next five years and thereafter are as follows:

Year Ending December 31,	(dollars in thousands)

2009	$4,988
2010	5,307
2011	5,652
2012	5,797
2013	5,797
Thereafter	25,566

    Rental expenses totaled $5,157,000 in 2008, $5,299,000 in 2007 and $5,227,000 in 2006. The rental expenses for the leases are added to the cost of the fossil inventories.

10. Sale of emission allowances:

    The Clean Air Act Amendments of 1990 established sulfur dioxide allowances to manage the achievement of sulfur dioxide emissions requirements. The legislation also established a market-based sulfur dioxide allowance trading component.

    An allowance authorizes a utility to emit one ton of sulfur dioxide during a given year. The Environmental Protection Agency (EPA) allocates allowances to utilities based on mandated emissions reductions. At the end of each year, a utility must hold an amount of allowances at least equal to its annual emissions. Allowances are fully marketable commodities. Once allocated, allowances may be bought, sold, traded, or banked for use in future years. Allowances may not be used for compliance prior to the calendar year for which they are allocated. Oglethorpe accounts for these using an inventory model with a zero basis for those allowances allocated to Oglethorpe and recognizes a gain at the time of sale.

    Over the years, Oglethorpe has acquired allowances through EPA allocations. Also, over time, Oglethorpe has sold excess allowances based on compliance needs and allowances available. Oglethorpe currently receives allowances annually to cover its emissions. This allocation will continue through 2009 and will change beginning in 2010 in accordance with the EPA's sulfur dioxide allowance program.

    During 2008, 2007, and 2006, Oglethorpe sold sulfur dioxide allowances in excess of its needs to various parties and received $327,000, $394,000, and $39,529,000 in proceeds from these sales, respectively. Oglethorpe offset $327,000, $394,000 and $29,300,000 of this income by reducing amounts collected from its Members during 2008, 2007 and 2006, respectively. The remaining $10,200,000 of income in 2006 was offset by amortizing $10,200,000 of deferred asset retirement obligations costs. As a result, there was no net change to net margin in 2006.

11. Guarantees:

    As of December 31, 2008 and 2007, Oglethorpe's guarantees included those disclosed in Note 5 for PCBs assumed by GTC in connection with a corporate restructuring and in Note 2 for rental payments due under the terms of the Rocky Mountain transactions and replacement credit enhancement. See Note 2 for discussion of Rocky Mountain transactions.

    The amount of the fair value of Oglethorpe's guarantee related to the PCBs assumed by GTC is immaterial due to the small amount of assumed principal outstanding and the high credit rating of GTC. Oglethorpe estimates that the current maximum aggregate amount of exposure it would have if it were required to purchase the equity interests of the six owner trusts under the Rocky Mountain Lease Arrangements is approximately $250,000,000. See Note 2 for discussion of Rocky Mountain transactions.

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

b. Clean Air Act

    In April 2007, the Sierra Club and the Coosa River Basin Initiative appealed two unsuccessful permit challenges involving operating permit renewals for Plants Scherer (co-owned by Oglethorpe), Bowen, Hammond and Branch to the U.S. Court of Appeals for the Eleventh Circuit. The remaining challenge in the appeal is that the permits for Scherer and Bowen do not include compliance schedules to bring the sources into compliance with Prevention of Significant Deterioration requirements. Oglethorpe filed a motion to intervene on behalf of EPA in the case and that motion was granted. Briefing on the case was completed in December 2007, and oral argument was heard on March 31, 2008. A decision in favor of EPA was issued by the Court on November 24, 2008. The time for appeals has run and this case is ended.

13. Ad valorem tax matters:

  Monroe County Appeal

    Oglethorpe had appealed Monroe County's assessment for years 2003 through 2007 and accrued the disputed additional taxes in the amount of $22.7 million, which it had not paid to the County. Pursuant to a Consent Agreement and Release, Monroe County agreed not to seek the payment of any additional taxes for 2003 through 2007, and Oglethorpe withdrew its appeals for those years. Accordingly, the accrual of $22.7 million for the disputed taxes was reversed.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of Oglethorpe Power Corporation:

       In our opinion, the accompanying consolidated balance sheets, consolidated statements of capitalization and the related consolidated statements of revenues and expenses, patronage capital and membership fees and accumulated other comprehensive deficit and cash flows present fairly, in all material respects, the financial position of Oglethorpe Power Corporation and its subsidiaries (an Electric Membership Cooperative) at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
March 26, 2009

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

ITEM 9A. CONTROLS AND PROCEDURES

Management's Responsibility for Financial Statements

    The management of Oglethorpe has prepared this report and is responsible for the financial statements and related information. These statements were prepared in accordance with generally accepted accounting principles and necessarily include amounts that are based on best estimates and judgments of management. Financial information throughout this Annual Report on Form 10-K is consistent with the financial statements.

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

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

    Under the supervision and with the participation of Oglethorpe's management, including its principal executive officer and principal financial officer, Oglethorpe conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, Oglethorpe's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective as of December 31, 2008 in providing a reasonable level of assurance that information Oglethorpe is required to disclose in reports that Oglethorpe files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods in SEC rules and forms, including a reasonable level of assurance that information required to be disclosed by Oglethorpe in such reports is accumulated and communicated to its management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

    Based on Oglethorpe's evaluation under the framework in Internal Control – Integrated Framework issued by COSO, its management concluded that its internal control over financial reporting was effective as of December 31, 2008 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. This Annual Report on Form 10-K does not include an attestation report of Oglethorpe's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by Oglethorpe's independent registered public accounting firm pursuant to temporary rules of the SEC that permit Oglethorpe to provide only management's report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

    There were no material changes in Oglethorpe's internal control over financial reporting identified in connection with the above-referenced evaluation by management of the effectiveness of its internal control over financial reporting that occurred during the fourth quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

    None.

PART III

        ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

    On May 1, 2008, the Members adopted amendments to Oglethorpe's Bylaws providing for restructuring of the composition of Oglethorpe's Board of Directors. Pursuant to these amendments, Oglethorpe's Board of Directors will continue to be comprised of directors elected from the Members (the "Member Directors") and up to two independent outside directors (the "Outside Directors"). The previous bylaws divided Member Director positions among five geographical regions of the State of Georgia, providing for Member Director positions for a general manager of a Member located in each region and a director of a Member located in each region. One additional at-large Member Director position was provided for a director of any Member.

    Rather than dividing Member Director positions among five geographical regions, the bylaw amendments divide Member Director positions among five Member scheduling groups specifically described in the bylaw amendments (the "Member Groups"). Similar to the previous bylaws, Member Director positions are provided for a general manager of a Member in each Member Group and a director of a Member in each Member Group. The bylaw amendments permit expansion of the number of Member Groups and changes in the composition of Member Groups. Formation of new Member Groups and changes in the composition of Member Groups are subject to certain required Member approvals, and the requirement that the composition of the Member Groups at Oglethorpe, GTC and GSOC be identical, except in cases where a Member is no longer a Member of one or more of Oglethorpe, GTC or GSOC. The number of Member Director positions will change if additional Member Groups are formed or a Member Group ceases to exist. The bylaw amendments also expand the number of at-large Member Director positions from one to three and provide for these to be filled by a director of a Member.

    In an effort to provide for equitable representation among the Member Groups across the boards of Oglethorpe, GTC and GSOC, the bylaw amendments provide for certain limitations on the eligibility of directors of Members of each Member Group to fill the three at-large Member Director positions. No more than one at-large Member Director position on the Oglethorpe board may be filled by a director of a Member of any Member Group, no more than two directors from Members of any Member Group may be serving in at-large Member Director positions on the boards of Oglethorpe, GTC and GSOC, and at least one at-large Member Director position on the boards of Oglethorpe, GTC or GSOC must be filled by a director of a Member of each Member Group that has at least two Members. As under the previous bylaws, a Member may not have both its general manager and one of its directors serve as a director of Oglethorpe at the same time.

    Subject to a limited exception for Jackson EMC, which is the sole member of one of the Member Groups, the bylaw amendments continue the prohibition against any person simultaneously serving as a director of Oglethorpe and either GTC or GSOC, and against any Outside Director serving as a director, officer or employee of GTC, GSOC or any Member or an officer or employee of Oglethorpe. As under the previous bylaws, the directors are nominated by representatives from each Member whose weighted nomination is based on the number of retail customers served by each Member, and after nomination, elected by a majority vote of the Members, voting on a one-Member, one-vote basis. The directors serve staggered three-year terms.

    Oglethorpe is managed and operated under the direction of a President and Chief Executive Officer, who is appointed by the Board of Directors. The

Executive Officers and Directors of Oglethorpe are as follows:

Name	Age	Position

Executive Officers:
Thomas A. Smith	54	President and Chief Executive Officer
Michael W. Price	48	Executive Vice President, Chief Operating Officer
Elizabeth B. Higgins	40	Executive Vice President, Chief Financial Officer
William F. Ussery	44	Executive Vice President, Member and External Relations
W. Clayton Robbins	62	Senior Vice President, Governmental Affairs
Jami G. Reusch	46	Vice President, Human Resources
Directors:
Benny W. Denham	78	Chairman and At-Large Director
Marshall S. Millwood	59	At-Large Director
Bobby C. Smith, Jr.	55	At-Large Director
Larry N. Chadwick	68	Member Group Director (Group 1)
Gary W. Wyatt	56	Member Group Director (Group 1)
H.B. Wiley, Jr.	64	Member Group Director (Group 2)
Rick L. Gaston	61	Member Group Director (Group 2)
M. Anthony Ham	57	Member Group Director (Group 3)
C. Hill Bentley	61	Member Group Director (Group 3)
J. Sam L. Rabun	77	Vice-Chairman and Member Group Director (Group 4)
Jeffrey W. Murphy	45	Member Group Director (Group 4)
G. Randall Pugh	65	Member Group Director (Group 5)
Gary A. Miller	48	Special Director
Wm. Ronald Duffey	67	Outside Director

Executive Officers

    Thomas A. Smith is the President and Chief Executive Officer of Oglethorpe and has served in that capacity since September 1999. He previously served as Senior Vice President and Chief Financial Officer of Oglethorpe from September 1998 to August 1999, Senior Financial Officer from 1997 to August 1998, Vice President, Finance from 1986 to 1990, Manager of Finance from 1983 to 1986 and Manager, Financial Services from 1979 to 1983. From 1990 to 1997, Mr. Smith was Senior Vice President of the Rural Utility Banking Group of CoBank, where he managed the bank's eastern division, rural utilities. Mr. Smith is a Certified Public Accountant, has a Master of Science degree in Industrial Management-Finance from the Georgia Institute of Technology, a Master of Science degree in Analytical Chemistry from Purdue University and a Bachelor of Arts degree in Mathematics and Chemistry from Catawba College. Mr. Smith is a Director of ACES Power Marketing, and as Treasurer of the Board, also serves as the Chairman of their Risk Oversight and Audit Committee. He is a Director of the Georgia Chamber of Commerce and is also a member of the Advisory Board of Mid-South Telecommunications, Inc. Mr. Smith previously served as a director of En-Touch Systems, Inc. from 2001-2006 and as a member of the North American Electric Reliability Corporation ("NERC") Stakeholders Committee from 2005-2006.

    Michael W. Price is the Executive Vice President, Chief Operating Officer of Oglethorpe and has served in that office since February 1, 2000. In October 2008, Mr. Price's title changed from Chief Operating Officer to his current title. Mr. Price was employed by GSOC from January 1999 to January 2000, first as Senior Vice President and then as Chief Operating Officer. He served as Vice President of System Planning and Construction of GTC from May 1997 to December 1998. He served as a manager of system control of GSOC from January to May 1997. From 1986 to 1997, Mr. Price was employed by Oglethorpe in the areas of control room operations, system planning, construction and engineering, and energy management systems. Prior to joining Oglethorpe, he was a field test engineer with the Tennessee Valley Authority from 1983 to 1986. Mr. Price has a Bachelor of Science degree in Electrical Engineering from Auburn University. Mr. Price is a Director of SERC Reliability Corporation, ACES Power Marketing, the Research Advisory Committee of Electric Power Research Institute and serves on the Advisory Board of Garrard Construction.

    Elizabeth B. Higgins is the Executive Vice President, Chief Financial Officer of Oglethorpe and has served in that office since July 2004. In October 2008, Ms. Higgins' title changed from Chief Financial Officer to her current title. Ms. Higgins served as Senior Vice President, Finance & Planning of Oglethorpe from July 2003 to July 2004. Ms. Higgins served as Vice President of Oglethorpe with various responsibilities including strategic planning, rates, analysis and member relations from September 2000 to July 2003. Ms. Higgins served as the Vice President and Assistant to the Chief Executive Officer of Oglethorpe from October 1999 to September 2000 and served in other capacities for Oglethorpe from April 1997 to September 1999. Prior to that, Ms. Higgins served as Project Manager at Southern Engineering from October 1995 to April 1997, as Senior Consultant at Deloitte & Touche, LLP from April 1995 to October 1995, and as Senior Consultant at Energy Management Associates from June 1991 to April 1995. In these positions, Ms. Higgins was responsible for competitive bidding analyses, rate designs, integrated resource planning studies, operational/dispatch studies, bulk power market analysis, merger analyses and litigation support.

Ms. Higgins has a Bachelor of Industrial Engineering degree from the Georgia Institute of Technology and a Master of Business Administration degree from Georgia State University.

    William F. Ussery is the Executive Vice President, Member and External Relations of Oglethorpe and has served in that office since October 2005. In October 2008, Mr. Ussery's title changed from Senior Vice President, Member and External Relations to his current title. Mr. Ussery previously served as Vice President and Assistant Chief Operating Officer of Oglethorpe from November 2003 to October 2005. Prior to joining Oglethorpe in 2001, Mr. Ussery held several key positions, including Chief Operating Officer, Vice President of Engineering and System Engineer at Sawnee EMC. Mr. Ussery holds a bachelor's degree in Electrical Engineering from Auburn University and an associate degree in Science from Middle Georgia College.

    W. Clayton Robbins is the Senior Vice President, Governmental Affairs of Oglethorpe and has served in the office since October 2008. Prior to that Mr. Robbins was Senior Vice President, Government Relations and Chief Administrative Officer from July 2006 until October 2008, and as Chief Administrative Officer from January 2006 until July 2006. He also served as Senior Vice President, Administration and Risk Management of Oglethorpe from October 2002 to December 2006; and served as Senior Vice President, Finance and Administration of Oglethorpe from November 1999 to September 2002. Mr. Robbins served as Senior Vice President and General Manager of Intellisource, Inc. from February 1997 to October 1999. Prior to that, Mr. Robbins held several senior management and executive management positions at Oglethorpe beginning in 1986. Before joining Oglethorpe, Mr. Robbins spent 18 years with Stearns-Catalytic World Corporation, a major engineering and construction firm, including 13 years in management positions responsible for human resources, information systems, contracts, insurance, accounting, and project development. Mr. Robbins has a Bachelor of Arts Degree in Business Administration from the University of North Carolina at Charlotte. Mr. Robbins serves on the Advisory Board of FM Global Insurance Company and on the Board of Niner Wine Estates, Paso Robles, in California.

    Jami G. Reusch is the Vice President, Human Resources of Oglethorpe and has served in that office since July 2004. Ms. Reusch served as Oglethorpe's Director of Human Resources and held several other management and staff positions in Human Resources prior to July 2004. Prior to joining Oglethorpe in 1994, Ms. Reusch was a senior officer in the banking industry in Georgia, where she held various leadership roles. Ms. Reusch has a Bachelor of Education degree and a Master of Human Resource Development degree from Georgia State University. She also has a Senior Professional in Human Resources certification.

Board of Directors

    Benny W. Denham is the Chairman of the Board and an At-Large Director. He has served on the Board of Directors of Oglethorpe since December 1988. His present term will expire in March 2010. Mr. Denham has been co-owner of Denham Farms in Turner County, Georgia since 1980. Mr. Denham is a Director of Irwin EMC.

    Marshall S. Millwood is an At-Large Director. He has served on the Board of Directors of Oglethorpe since March 2003. His present term will expire in March 2009. He is also a member of the Construction Project Committee. He has been the owner and operator of Marjomil Inc., a poultry and cattle farm in Forsyth County, Georgia, since 1998. He is a Director of Sawnee EMC.

    Bobby C. Smith, Jr. is an At-Large Director. He has served on the Board of Directors of Oglethorpe since May 2008. His present term will expire in March 2011. He is also a member of the Construction Project Committee. Mr. Smith is a farmer. He is a member of the Board of Planters EMC. He is also a member of the Board of Screven County Zoning and of the Sylvania Lions Club. Mr. Smith serves on the Advisory Council of the Southern States Cooperative's Statesboro Complex.

    Larry N. Chadwick is a Member Group Director (Group 1). He has served on the Board of Directors of Oglethorpe since July 1989. His present term will expire in March 2011. He is also a member of the Compensation Committee. Mr. Chadwick is an engineer, with experience in the design of hydrogen gas plants. He is Chairman of the Board of Cobb EMC.

    Gary W. Wyatt is a Member Group Director (Group 1). He has served on the Board of Directors of Oglethorpe since March 2004. His present term will expire in March 2010. He is also a member of the

Compensation Committee. He started his career in 1973 with Coosa Valley Electric Co-op in Talladega, Alabama where he held the position of Operations Manager. He assumed the position of President/Chief Executive Officer of Pataula EMC in 1986. Mr. Wyatt received an A.S. degree in management from Darton College. He is also a graduate of the National Rural Electric Cooperative Association Management Internship program at the University of Nebraska. He is on the Board of Directors of Georgia Electric Membership Corporation and is a past Vice Chairman of the Services Committee. Mr. Wyatt is the past President of the Georgia Managers Association, past Vice Chairman of the Albany Technical College Board of Directors and past President of the Randolph Cuthbert Chamber of Commerce.

    H.B. Wiley, Jr. is a Member Group Director (Group 2). He has served on the Board of Directors of Oglethorpe since March 2003. His present term will expire in March 2009. He is also a member of the Audit Committee. Mr. Wiley previously served as a member of the Board of Directors from July 1994 until March 1997. Mr. Wiley has been an associate broker in real estate since 1994. Prior to that time, he owned and operated a dairy farm in Oconee County, Georgia from 1973 to 1994. During that time he served on the board of Atlanta Dairies Cooperative and Georgia Milk Producers Board. He has been a director of Walton EMC since June 1993, and served as its Chairman of the Board from June 2000 to June 2003. Mr. Wiley has a Bachelor of Science degree from the University of Georgia. Mr. Wiley served in the U.S. Army Engineers from 1968 to 1971, and is a Vietnam veteran.

    Rick L. Gaston is a Member Group Director (Group 2). He has served on the Board of Directors of Oglethorpe since May 2008. His present term will expire in March 2011. He is also a member of the Construction Project Committee. Mr. Gaston is the General Manager of Colquitt EMC. Mr. Gaston has also served on the Board of Directors of GTC.

    M. Anthony Ham is a Member Group Director (Group 3). He has served on the Board of Directors of Oglethorpe since March 2004. His present term will expire in March 2011. He is also a member of the Compensation Committee. Mr. Ham operates Tony Ham Elite Property Services. In December 2008, Mr. Ham left his position as the Clerk of the Superior and Juvenile Court in Brantley County, Georgia after 20 years of service. He is a Director of Okefenoke Rural EMC and was appointed Secretary and Treasurer in 2007.

    C. Hill Bentley is a Member Group Director (Group 3). He has served on the Board of Directors of Oglethorpe since March 2004. His present term will expire in March 2010. He is also a member of the Audit Committee. He is the Chief Executive Officer of Tri-County EMC. He is President of the Board of Directors of the Georgia Cooperative Council and a member of the Board of Directors of the Central Georgia Technical College Foundation. Mr. Bentley is a member of the Bibb County Chamber of Commerce and the Georgia Chamber of Commerce, and is past President of the Jones County Chamber of Commerce. Mr. Bentley is a member, and a past President, of the Georgia Rural Electric Managers Association and a member of the Rural Electric Managers Development Council and Georgia Economic Developers Association. He is also on the Business Advisory Council for Georgia College and State University.

    J. Sam L. Rabun is the Vice-Chairman of the Board and a Member Group Director (Group 4). He has served on the Board of Directors of Oglethorpe since March 1993. His present term will expire in March 2010. He is also the Chairman of the Compensation Committee. He has been the owner and operator of a farm in Jefferson County, Georgia since 1979. Mr. Rabun served as the President of the Board of Jefferson Energy Cooperative from 1993 to 1996, was employed as General Manager from 1974 to 1979 and as Office Manager and Accountant from 1970 to 1974. He currently serves on the Board of Jefferson Energy Cooperative. Mr. Rabun is Vice-Chairman of the Board of the Georgia Energy Cooperative.

    Jeffrey W. Murphy is a Member Group Director (Group 4). He has served on the Board of Directors of Oglethorpe since March 2004. His present term will expire in March 2009. He is also a member of the Audit Committee. Mr. Murphy has been the President and Chief Executive Officer of Hart EMC since May 2002. He is also the Secretary of the Georgia Energy Cooperative.

    G. Randall Pugh is a Member Group Director (Group 5). He has served on the Board of Directors of Oglethorpe since May 2008. His present term will expire in March 2011. He is also the Chairman of the Construction Project Committee. Mr. Pugh is the President and Chief Executive Officer of Jackson EMC,

prior to which he served as General Manager of Walton EMC. He is Chairman of the Board of First Georgia Banking Company (Jackson and Banks County) and Chairman of the GSOC Audit Committee. He also serves on the Board of Directors of First Georgia Bankshares Holding Company, Green Power EMC and GSOC. He is a past Director and Chairman of the Board of Directors of Regions Bank (Jackson County). Mr. Pugh is a member of the Executive Board of the Northeast Georgia Council of the Boy Scouts of America. He is a member of the Board and serves as Chairman of the Jackson County, Georgia, Water and Sewer Authority. He also is a member and past President of the Jackson County Chamber of Commerce and of the Jefferson Rotary Club.

    Gary A. Miller is a Special Director. Mr. Miller has served on the Board of Directors of Oglethorpe since March 2004. His present term will expire in March 2009. He is also a member of the Compensation Committee. Mr. Miller has been the President and Chief Executive Officer of GreyStone Power Corporation since January 1999. Mr. Miller is the Treasurer of the Development Authority of Douglas County. He is a past President of the Georgia Rural Electric Managers Association and is also a past Chairman of the Douglas County Chamber of Commerce. Mr. Miller is a member of the Board of Directors of CoBank where he also serves on the Audit Committee. Mr. Miller also currently serves as Chairman of GRESCO and serves on the Board of Trustees of WellStar Health System where he is on both the Audit and Finance Committees.

    Wm. Ronald Duffey is an Outside Director. He has served on the Board of Directors of Oglethorpe since March 1997. His present term will expire in March 2009. He is also the Chairman of the Audit Committee. Mr. Duffey is the retired Chairman of the Board of Directors of Peachtree National Bank in Peachtree City, Georgia, a wholly owned subsidiary of Synovus Financial Corp., and now serves as Chair of the Advisory Board of the Bank of North Georgia – Fayette. Prior to his employment in 1985 with Peachtree National Bank, Mr. Duffey served as Executive Vice President and Member of the Board of Directors for First National Bank in Newnan, Georgia. He holds a Bachelor of Business Administration from Georgia State College with a concentration in finance and has completed banking courses at the School of Banking of the South, Louisiana State University, the American Bankers Association School of Bank Investments, and The Stonier Graduate School of Banking, Rutgers University. Mr. Duffey is a Director of Piedmont-Fayette Hospital, Piedmont-Newnan Hospital and The Georgia Economic Development Corp. Mr. Duffey is also a member of the Board of Directors of the Georgia Chamber of Commerce and of the Audit Committee of Piedmont Healthcare.

Committees of the Board of Directors

    The Board of Directors of Oglethorpe has established an Audit Committee, a Compensation Committee and a Construction Project Committee. The Audit Committee, the Compensation Committee and the Construction Project Committee each operate pursuant to a committee charter and/or policy. Oglethorpe does not have a Nominating and Corporate Governance Committee; directors are nominated by representatives from each Member whose weighted nomination is based on the number of retail customers served by each Member, and after nomination, elected by a majority vote of the Members, voting on a one-Member, one-vote basis. During 2008, the Board of Directors held nine Board meetings and nine committee meetings.

    Audit Committee.    The Audit Committee is responsible for assisting the Board of Directors in its oversight of all material aspects of the Company's financial reporting functions. Its responsibilities include selecting Oglethorpe's independent accountants, reviewing the plans, scope and results of the audit engagement with Oglethorpe's independent accountants, reviewing the independence of Oglethorpe's independent accountants and reviewing the adequacy of our internal accounting controls. The members of the Audit Committee are currently Wm. Ronald Duffey, Jeffrey W. Murphy, C. Hill Bentley and H. B. Wiley, Jr. Mr. Duffey is the Chairman of the Audit Committee. The Board of Directors has determined that Mr. Duffey qualifies as an independent audit committee financial expert.

    Compensation Committee.    The Compensation Committee is responsible for monitoring adherence with Oglethorpe's compensation programs and recommending changes to its compensation programs as needed. The members of the Compensation Committee are J. Sam L. Rabun, Gary A. Miller, Gary W. Wyatt, M. Anthony Ham and Larry N. Chadwick.

    Construction Project Committee.    The Construction Project Committee is responsible for reviewing, and making recommendations with regards to, major actions or commitments relating to new power plant construction projects and certain existing plant modification projects. Its responsibilities include reviewing and recommending final plant sites, project budgets (including certain modifications to project budgets) and project construction plans, and a quarterly reviewing of and reporting on the status of projects. The members of the Construction Project Committee are currently G. Randall Pugh, Rick L. Gaston, Marshall S. Millwood and Bobby C. Smith, Jr. Mr. Pugh is the Chairman of the Construction Project Committee.

Code of Ethics

    Oglethorpe has adopted a Code of Ethics that applies to the Executive Officers and the Controller of Oglethorpe. Oglethorpe's Code of Ethics is attached as an exhibit to this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Director Compensation

    The following table sets forth the total compensation paid or earned by each of Oglethorpe's directors for the fiscal year ended December 31, 2008.

Name	Total Fees Earned or Paid in Cash

Member Directors
Benny W. Denham, Chairman	$14,940
J. Sam L. Rabun, Vice-Chairman	$17,500
Marshall S. Millwood	$14,500
Larry N. Chadwick	$14,100
M. Anthony Ham	$13,400
H.B. Wiley, Jr.	$14,100
Gary A. Miller	$9,500
Jeffrey W. Murphy	$12,300
C. Hill Bentley	$12,300
Gary W. Wyatt	$12,000
R.L. Gaston	$5,700
Bobby C. Smith, Jr.	$9,900
G. Randall Pugh	$5,600	*
Outside Directors
Wm. Ronald Duffey	$33,700

*
Mr. Pugh's compensation is paid directly to Jackson EMC, where he serves as President and CEO.

    During 2008, Oglethorpe paid its Outside Directors a fee of $5,500 per Board meeting for four meetings a year and a fee of $1,000 per Board meeting for the remaining other Board meetings held during the year. Outside Directors were also paid $1,000 per day for attending committee meetings, annual meetings of the Members or other official business of Oglethorpe. Member Directors were paid a fee of $1,200 per Board meeting and $800 per day for attending committee meetings, other meetings except annual meetings of the Members, or other official business of Oglethorpe approved by the Chairman of the Board. Member Directors are paid $600 per day for attending the Annual Meeting of Members and Member Advisory Board meetings. In addition, Oglethorpe reimburses all Directors for out-of-pocket expenses incurred in attending a meeting. All Directors are paid $100 per day when participating in meetings by conference call. The Chairman of the Board is paid an additional 20 percent of his Director's fee per Board meeting for time involved in preparing for the meetings. The Chairman of the Audit Committee is paid an additional $400 per Audit Committee meeting for the time involved in fulfilling that role. Neither Oglethorpe's Outside Directors nor Member Directors receive any perquisites or other personal benefits.

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

    Components of Total Compensation.    The Compensation Committee determined that compensation packages for the fiscal year ended December 31, 2008 for Oglethorpe's Executive Officers should be comprised of the following three primary components:

•
Annual base salary,

•
Performance pay, which is a cash award given annually based on the achievement of corporate goals, and

•
Benefits, which consist primarily of health and welfare benefits and retirement benefits.

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

    Performance Pay.    Performance pay is designed to reward Executive Officers based on Oglethorpe's success in achieving the corporate goals discussed below. Each Executive Officer has the potential to earn 20 percent of their base pay in performance pay. Each Executive Officer's performance pay award for 2008 was based 100 percent on the achievement of corporate goals, as determined by the Board of Directors upon the Compensation Committee's recommendation.

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

    Role of the Compensation Consultant.    Oglethorpe engages a compensation consultant to assist it in reviewing its compensation program on a periodic basis. During 2006, Oglethorpe engaged Hewitt Associates, an outside global human resources consulting firm, to conduct a review of its compensation program. Hewitt Associates provided Oglethorpe with relevant market data that was used to analyze Oglethorpe's compensation program in light of the compensation programs of its peers and also to ensure that Oglethorpe's compensation program aligned with its stated compensation philosophy and objectives. Oglethorpe did not engage a compensation consultant during 2008.

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

    For 2008, Oglethorpe's peer group was composed of the companies included in the utilities industry sector reported in the U.S. Mercer Benchmark Survey, the 2008 Towers Perrin Executive Energy Survey, the companies included in the Utilities & Energy industry sector of the Watson Wyatt Top Management Report and the 2008 National Rural Electric Cooperative Association ("NRECA") Generation and Transmission Compensation Survey. Although there is a large variance in the size of the companies included in these surveys, Oglethorpe believes they serve as appropriate comparisons to it because they are in the utility industry. Therefore, these companies likely have operations similar to Oglethorpe and executives who have responsibilities and perform roles similar to its executives. In addition, these are the companies with whom Oglethorpe primarily competes for executive talent.

    The Mercer Benchmark Executive Survey includes 2,579 participants from a broad range of industry sectors with annual revenues ranging from $256 million to $23 billion annually. Oglethorpe focuses its comparison on Utilities sector participants with annual revenues ranging from $1 billion to $3 billion annually. Oglethorpe focused its comparison on these companies because they are most similar to Oglethorpe in terms of industry sector and revenues.

    The Towers Perrin Executive Energy Survey includes 90 participant companies with revenues ranging from less than $1 billion to greater than $6 billion annually. Oglethorpe typically focuses on the 24 participant companies that have revenues ranging from $1 billion to $3 billion when reviewing executive level compensation.

Oglethorpe chooses to focus on these companies because their revenues are most similar to those of Oglethorpe.

    The Watson Wyatt Top Management Report includes 1,503 participants from a variety of industries. Oglethorpe focuses on the participant companies from the Utilities and Energy Sectors.

    The 2008 NRECA Generation and Transmission Compensation Survey includes 50 companies, including Oglethorpe, all of whom are members of the NRECA. Although Oglethorpe believes compensation paid to executives at other electric cooperatives is a relevant comparison tool, Oglethorpe does not focus exclusively on these companies when benchmarking compensation because it is larger than most of the other companies included in this survey.

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

    The Compensation Committee last reviewed the President and Chief Executive Officer's employment agreement in November 2008. In determining that the President and Chief Executive Officer's employment agreement was appropriate and necessary, the Compensation Committee considered Mr. Smith's role and responsibility within Oglethorpe in relation to the total amount of severance pay he would receive upon the occurrence of a severance event. The Committee also considered whether the amount Mr. Smith would receive upon severance was appropriate given his total annual compensation.

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

  Assessment of Corporate and Executive Officer Performance

    Each year Oglethorpe drafts a comprehensive set of corporate goals which are approved by the Board of Directors. For 2008, Oglethorpe's corporate goals primarily involved the following: (i) the operation of Oglethorpe's plants by facility type, (ii) Oglethorpe's financial performance for the year, including cost savings and risk reduction programs, (iii) quality of performance, (iv) environmental compliance, (v) safety and (vi) corporate compliance.

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

    Performance pay paid to Oglethorpe's Executive Officers is determined based on Oglethorpe's success in achieving each of the goals identified above. Oglethorpe's Board of Directors annually approves a weighted system for determining performance pay whereby it assigns a percentage to each of the goals identified above. At the end of each fiscal year, Oglethorpe determines goal achievement for each of the five categories. Based on the achievement for each category, Oglethorpe assigns a percentage, up to the maximum percentage allowed for each category, to determine the amount of performance pay available to its Executive Officers. For each Executive Officer, Oglethorpe then multiplies 20 percent of his or her base salary by the goal achievement percentage amount. For example, if Oglethorpe had a 90 percent corporate goal achievement rate in a given year, each Executive Officer's performance pay would equal (base salary × 20%) × (90%). Set forth below is a chart summarizing Oglethorpe's corporate goal weighting system for 2008 as approved by its Board of Directors in February 2008:

Goal	Weighted Percentage

Operations	33%
Financial	30%
Quality	20%
Environmental Compliance	10%
Safety	5%
Corporate Compliance	2%

    Oglethorpe measures goal achievement in each of the above categories as follows: Oglethorpe bases its operations achievements on how well each of its operating plants respond to system requirements. In reviewing Oglethorpe's success in meeting its financial goals, Oglethorpe considers what cost savings and cost reduction programs are implemented in a given year that will result in cost savings either in the current year or on a long-term basis. Oglethorpe also considers whether any programs were implemented that may not have resulted in cost savings in the current year, but nonetheless increased the value of its assets or reduced potential risk. Oglethorpe measures its quality goal performance based on the performance appraisal of the Members, as represented by the Board of Directors. Environmental compliance is measured by considering whether Oglethorpe received notices of violation or letters of noncompliance, or had any spills at any of its facilities. Safety performance is measured by reviewing Oglethorpe's standards and the safety of its work environment against those of other electric utilities. Corporate Compliance is measured by considering whether Oglethorpe has received any violations under the Mandatory Electric Reliability Standard from NERC/Southeastern Electric Reliability Council.

  Analysis of 2008 Compensation Paid to Executive Officers

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

    In 2008, Oglethorpe's corporate goal achievement was 85.7 percent. Goal achievement rate by category based on the weighted system identified above was as follows:

Goal	Weighted Percentage

Operations	25.56%
Financial	30.00%
Quality	15.66%
Environmental Compliance	8.50%
Safety	5.00%
Corporate Compliance	1.00%
Total	85.72%

    Oglethorpe achieved 85.7 percent of its corporate goals for 2008 primarily because it met all of its financial, environmental compliance, and safety goals. With respect to operations, Oglethorpe generally exceeded its threshold targets with all but a few of the facilities achieving maximum targets. As a result of achieving 85.7 percent of Oglethorpe's corporate goals for 2008, each of its Executive Officers received performance pay in an amount equal to 85.7 percent of 20 percent of his or her base salary. Set forth below is a table showing 2008 performance pay figures for each of Oglethorpe's Executive Officers:

Executive Officer	Performance Pay*

Smith	$94,270
Price	$54,848
Higgins	$54,848
Ussery	$42,850
Robbins	$35,994
Reusch	$27,253

*
Performance pay was calculated based on base salaries as of December 31, 2008. Actual compensation earned in 2008 is reported in the Summary Compensation Table below.

Compensation Committee Report

    The Compensation Committee of Oglethorpe Power Corporation has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2008 for filing with the SEC.

Respectfully Submitted,

The Compensation Committee

  J. Sam L. Rabun
  Gary A. Miller
  Gary W. Wyatt
  M. Anthony Ham
  Larry N. Chadwick

Compensation Committee Interlocks and Insider Participation

    J. Sam L. Rabun, Gary A. Miller, Gary W. Wyatt, M. Anthony Ham and Larry N. Chadwick served as members of the Oglethorpe Power Corporation Compensation Committee in 2008. J. Sam L. Rabun served as the Vice Chairman of the Board in 2008.

    Gary A. Miller is a Director of Oglethorpe and the President and Chief Executive Officer of GreyStone Power Corporation. GreyStone Power Corporation is a Member of Oglethorpe and has a Wholesale Power

Contract with Oglethorpe. GreyStone Power Corporation's revenues of $86.0 million to Oglethorpe in 2008 under the Wholesale Power Contract accounted for approximately 6.9 percent of Oglethorpe's total revenues.

    Gary W. Wyatt is a Director of Oglethorpe and the President and Chief Executive Officer of Pataula EMC. Pataula EMC is a Member of Oglethorpe and has a Wholesale Power Contract with Oglethorpe. Pataula EMC's payments of $2.4 million to Oglethorpe in 2008 under the Wholesale Power Contract accounted for less than 1 percent of Oglethorpe's total revenues.

Summary Compensation Table

    The following table sets forth the total compensation paid or earned by each of Oglethorpe's Executive Officers for the fiscal years ended December 31, 2008, 2007 and 2006.

Name and Principal Position	Year	Salary	Non-Equity Incentive Plan Compensation	All Other Compensation(1)	Total

Thomas A. Smith	2008	$537,500	$94,270	$74,439	$706,209
President and Chief Executive Officer	2007	469,313	77,425	68,332	615,070
	2006	438,043	72,126	51,582	561,751
Michael W. Price	2008	305,208	54,848	48,496	408,552
Executive Vice President, Chief Operating Officer	2007	275,853	45,640	57,261	378,754
	2006	253,481	44,059	35,925	333,465
Elizabeth B. Higgins	2008	304,375	54,848	47,960	407,183
Executive Vice President, Chief Financial Officer	2007	270,314	44,825	44,722	359,861
	2006	245,304	42,637	35,112	323,053
William F. Ussery	2008	227,125	42,850	39,721	309,696
Executive Vice President, Member and External Relations	2007	190,283	31,622	36,087	257,992
	2006	171,417	29,653	27,697	228,767
W. Clayton Robbins	2008	187,417	35,994	49,123	272,534
Senior Vice President, Governmental Affairs	2007	170,667	28,036	64,126	262,829
	2006	154,487	26,273	73,550	254,310
Jami G. Reusch	2008	161,620	27,253	32,362	221,235
Vice President, Human Resources	2007	154,766	25,428	32,081	212,275
	2006	147,643	23,805	27,341	198,789

(1)
Figures for 2008 consist of customary holiday gifts, matching contributions made by Oglethorpe under the 401(k) Retirement Savings Plan on behalf of Mr. Smith, Mr. Price, Ms. Higgins, Mr. Ussery, Mr. Robbins and Ms. Reusch of $10,350, $10,350, $10,350, $8,927, $10,164, and $7,273, respectively; contributions made by Oglethorpe under the 401(k) Retirement Savings Plan on behalf of Mr. Smith, Mr. Price, Ms. Higgins, Mr. Ussery, Mr. Robbins and Ms. Reusch of $18,400, $18,400, $18,400, $18,400, $15,336, and $14,964, respectively; contributions by Oglethorpe to a nonqualified deferred compensation plan on behalf of Mr. Smith, Mr. Price and Ms. Higgins of $30,794, $9,668, and $9,536, respectively; a transition payment of $12,000 for services rendered by Mr. Robbins as Senior Vice President, Governmental Affairs; a car allowance of $12,000, $9,000, $9,000, $9,000, $9,000, and $9,000 for Mr. Smith, Mr. Price, Ms. Higgins, Mr. Ussery, Mr. Robbins and Ms. Reusch respectively; and insurance premiums paid on term life insurance on behalf of Mr. Smith, Mr. Price, Ms. Higgins, Mr. Ussery, Mr. Robbins and Ms. Reusch of $2,070, $1,003, $599, $1,019, $2,548, $1,050, respectively.

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

    Effective January 1, 2007, Oglethorpe entered into employment agreements with Mr. Price, Ms. Higgins,

Mr. Ussery, Mr. Robbins and Ms. Reusch. Each agreement extends through December 31, 2009, and automatically renews for successive one-year periods unless either party provides written notice not to renew the agreement on or before November 30, 2007 (for the initial term) or thirteen months before the expiration of any extended term. No such notices have been provided. Minimum annual base salaries under the 2007 agreements are $255,116 for Mr. Price, $246,887 for Ms. Higgins, $171,700 for Mr. Ussery, $164,000 for Mr. Robbins, and $148,596 for Ms. Reusch. Salaries are subject to review and possible upward adjustment as determined by the President and the Chief Executive Officer. Each executive is also eligible for an annual bonus or other incentive compensation plans generally available to similarly situated employees, determined by Oglethorpe in its sole discretion. The employment agreements with Mr. Price, Ms. Higgins, Mr. Ussery, Mr. Robbins, and Ms. Reusch contain severance pay provisions. Details regarding the severance pay provisions of the agreements are provided under "Severance Arrangements".

Grants of Plan-Based Award Table

    The following table sets forth certain information with respect to the performance pay for the fiscal year ended December 31, 2008 awarded to the Executive Officers listed in the Summary Compensation Table.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Grant Date	Threshold(1)	Target(2)

Thomas A. Smith	N/A	$22,275	$110,000
President and Chief Executive Officer
Michael W. Price	N/A	12,960	64,000
Executive Vice President and Chief Operating Officer
Elizabeth B. Higgins	N/A	12,960	64,000
Executive Vice President and Chief Financial Officer
William F. Ussery	N/A	10,125	50,000
Executive Vice President, Member and External Relations
W. Clayton Robbins	N/A	8,505	42,000
Senior Vice President, Governmental Affairs
Jami G. Reusch	N/A	6,440	31,800
Vice President, Human Resources

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

Nonqualified Deferred Compensation

    Oglethorpe maintains a Fidelity Non-Qualified Deferred Compensation Program. The Nonqualified Deferred Compensation Program serves as a vehicle through which Oglethorpe can continue contributions to its Executive Officers via its Employer Retirement Contribution to its Executive Officers beyond the IRS salary limits on the retirement plan ($230,000 as indexed). The following table sets forth contributions by Oglethorpe for the fiscal year ended December 31, 2008 along with aggregate earnings for the same period.

Name	Registrant Contributions in Last FY(1)	Aggregate Earnings in Last FY(2)	Aggregate Balance at Last FYE

Thomas A. Smith
President and Chief Executive Officer	$30,794	$(24,347)	$52,022
Michael W. Price
Executive Vice President and Chief Operating Officer	9,668	(2,976)	21,536
Elizabeth B. Higgins
Executive Vice President and Chief Financial Officer	9,536	(5,345)	16,618
William F. Ussery
Executive Vice President, Member and External Relations	2,300	80	2,379
W. Clayton Robbins
Senior Vice President, Governmental Affairs	–	(630)	1,071
Jami G. Reusch
Vice President, Human Resources	–	–	–

(1)
All registrant contribution amounts shown have been included in the "All Other Compensation" column of the Summary Compensation Table above.

(2)
A participant's account under the Fidelity Non-Qualified Deferred Compensation Program is invested in the investment options selected by the participant. The account is credited with gains and losses actually experienced by the investments.

Severance Arrangements

    Pursuant to the terms of his employment agreement, Mr. Smith will be entitled to a lump-sum severance payment upon the occurrence of any of the following events: (1) Oglethorpe terminates Mr. Smith's employment without cause; or (2) Mr. Smith resigns due to a demotion or material reduction of his position or responsibilities, reduction of his base salary, or a relocation of Mr. Smith's principal office by more than 50 miles. The severance payment will equal Mr. Smith's base salary through the rest of the term of the agreement (with a minimum of one year's pay and a maximum of two years' pay), and is payable within 30 days of termination, subject to the provisions of Internal Revenue Code Section 409A. In addition, Mr. Smith will be entitled to outplacement services provided by Oglethorpe and an amount equal to Mr. Smith's costs for medical and dental continuation coverage under COBRA, each for the longer of one year or the remaining term of the agreement. Severance is payable only if Mr. Smith signs a form releasing all claims against Oglethorpe within 45 days after his termination date. The maximum severance that would be payable to Mr. Smith in the circumstances described above is $1,217,307.

    Pursuant to the terms of their employment agreements, Mr. Price, Ms. Higgins, Mr. Ussery, Mr. Robbins, and Ms. Reusch will each be entitled to a lump-sum severance payment if Oglethorpe terminates the executive without cause or if the executive resigns after a demotion or material reduction of his or her position or responsibilities, a reduction of his or her base salary, or a relocation of his or her principal office by more than 50 miles. The severance payment will equal the one year of the executive's base salary, payable six months after the executive's termination date. In addition, the executive will be entitled to six months of outplacement services provided by Oglethorpe and an amount equal to the executive's cost for medical and dental continuation coverage under COBRA for six months. Severance is payable only if the executive signs a form releasing all claims against Oglethorpe within 45 days after his or her termination date. The maximum severance that would be payable to Mr. Price, Ms. Higgins, Mr. Ussery, Mr. Robbins and Ms. Reusch in the circumstances described above is $354,751, $354,504, $274,791, $235,490 and $182,330, respectively.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

    Not Applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

    Jeffrey W. Murphy is a Director of Oglethorpe and the President and Chief Executive Officer of Hart EMC. Hart EMC is a Member of Oglethorpe and has a Wholesale Power Contract with Oglethorpe. Hart EMC's revenues of $22.4 million to Oglethorpe in 2008 under the Wholesale Power Contract accounted for approximately 1.8 percent of Oglethorpe's total revenues.

    Gary A. Miller is a Director of Oglethorpe and the President and Chief Executive Officer of GreyStone Power Corporation. GreyStone Power Corporation is a Member of Oglethorpe and has a Wholesale Power Contract with Oglethorpe. GreyStone Power Corporation's revenues of $86.0 million to Oglethorpe in 2008 under the Wholesale Power Contract accounted for approximately 6.9 percent of Oglethorpe's total revenues.

    C. Hill Bentley is a Director of Oglethorpe and the Chief Executive Officer of Tri-County EMC. Tri-County EMC is a Member of Oglethorpe and has a Wholesale Power Contract with Oglethorpe. Tri-County EMC's revenues of $14.2 million to Oglethorpe in 2008 under the Wholesale Power Contract accounted for approximately 1.1 percent of Oglethorpe's total revenues.

    Gary W. Wyatt is a Director of Oglethorpe and the President and Chief Executive Officer of Pataula EMC. Pataula EMC is a Member of Oglethorpe and has a Wholesale Power Contract with Oglethorpe. Pataula EMC's revenues of $2.4 million to Oglethorpe in 2008 under the Wholesale Power Contract accounted for less than 1 percent of Oglethorpe's total revenues and. Pataula EMC is owned by another Member of Oglethorpe, Cobb EMC.

    Rick Gaston is a Director of Oglethorpe and the General Manager of Colquitt EMC. Colquitt EMC is a Member of Oglethorpe and has a Wholesale Power Contract with Oglethorpe. Colquitt EMC's revenues of $33.6 million to Oglethorpe in 2008 under the Wholesale Power Contract accounted for approximately 2.7 percent of Oglethorpe's total revenues.

    Randall Pugh is a Director of Oglethorpe and the President and Chief Executive Officer of Jackson EMC.

Jackson EMC is a Member of Oglethorpe and has a Wholesale Power Contract with Oglethorpe. Jackson EMC's revenues of $141.0 million to Oglethorpe in 2008 under the Wholesale Power Contract accounted for approximately 11.4 percent of Oglethorpe's total revenues.

    Oglethorpe has a Standards of Conduct/Conflict of Interest policy (the "Policy") that sets forth guidelines that its employees and directors must follow in order to avoid conflicts of interest, or any appearance of conflicts of interest, between an individual's personal interests and the interests of Oglethorpe. Pursuant to the Policy, each employee and director must disclose any conflicts of interest, actions or relationships that might give rise to a conflict. The President and Chief Executive Officer is responsible for taking reasonable steps to ensure that the employees are complying with the Policy and the Audit Committee is responsible for taking reasonable steps to ensure that the directors are complying with the Policy. The Audit Committee is charged with monitoring compliance with the Policy and making recommendations to the Board of Directors regarding the Policy. Certain actions or relationships that might give rise to a conflict of interest are reviewed and approved by the Board of Directors.

Director Independence

    Because Oglethorpe is an electric cooperative, the members it serves own and manage Oglethorpe. Oglethorpe's Bylaws, which were amended on May 1, 2008, set forth specific requirements regarding the composition of its Board of Directors. Pursuant to the bylaw amendments, Oglethorpe's Board of Directors will continue to be comprised of Member Directors and up to two Outside Directors. Rather than dividing the Member Director positions among five geographical regions as the previous bylaws had done, the bylaw amendments divide Member Director positions among five Member Groups. Similar to the previous bylaws, Member Director positions are provided for a general manager of a Member in each Member Group and a director of a Member in each Member Group. The bylaw amendments permit expansion of the number of Member Groups and changes in the composition of Member Groups. Formation of new Member Groups and changes in the composition of Member Groups are subject to certain required Member approvals, and the requirement that the composition of the Member Groups at Oglethorpe, GTC and GSOC be identical, except in cases where a Member is no longer a Member of one or more of Oglethorpe, GTC or GSOC. The number of Member Director positions will change if additional Member Groups are formed or a Member Group ceases to exist. The bylaw amendments also expand the number of at-large Member Director positions from one to three and provide for these to be filled by a director of a Member.

    In an effort to provide for equitable representation among the Member Groups across the boards of Oglethorpe, GTC and GSOC, the bylaw amendments provide for certain limitations on the eligibility of directors of Members of each Member Group to fill the three at-large Member Director positions. No more than one at-large Member Director position on the Oglethorpe board may be filled by a director of a Member of any Member Group, no more than two directors from Members of any Member Group may be serving in at-large Member Director positions on the boards of Oglethorpe, GTC and GSOC, and at least one at-large Member Director position on the boards of Oglethorpe, GTC or GSOC must be filled by a director of a Member of each Member Group that has at least two Members. As under the previous bylaws, a Member may not have both its general manager and one of its directors serve as a director of Oglethorpe at the same time.

    In addition to meeting the requirements set forth in its Bylaws, all directors, with the exception of Gary A. Miller and Randall Pugh, satisfy the definition of director independence as prescribed by the NASDAQ Stock Market and otherwise meet the requirements set forth in Oglethorpe's Bylaws. Gary A. Miller does not qualify as an independent director because he is the President and Chief Executive Officer of GreyStone Power Corporation, which accounted for approximately 6.9 percent of Oglethorpe's revenues for the fiscal year ended December 31, 2008. Randall Pugh also does not qualify as an independent director because he is the President and Chief Executive Officer of Jackson EMC, which accounted for approximately 11.4 percent of Oglethorpe's revenues for the fiscal year ended December 31, 2008. Although Oglethorpe does not have any securities listed on the NASDAQ Stock Market, Oglethorpe has used the NASDAQ Stock Market's independence criteria in making this determination in accordance with applicable SEC rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

    For 2008 and 2007, fees for services provided by Oglethorpe's principal accountants, PricewaterhouseCoopers LLP were as follows:

	(dollars in thousands)
	2008	2007

Audit Fees(1)	$421	$341
Tax Fees(2)	23	25
Audit-Related Fees(3)	154	–

Total	$598	$366

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

Pre-Approval Policy

    The services performed by Pricewaterhouse Coopers LLP in 2008 were pre-approved in accordance with the pre-approval policy and procedures adopted by the Audit Committee. The policy requires that requests for all services must be submitted to the Audit Committee for specific pre-approval and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    List of Documents Filed as a Part of This Report.

		Page
(1)	Financial Statements (Included under "Financial Statements and Supplementary Data")
	Consolidated Statements of Revenues and Expenses, For the Years Ended December 31, 2008, 2007 and 2006	59
	Consolidated Balance Sheets, As of December 31, 2008 and 2007	60
	Consolidated Statements of Capitalization, As of December 31, 2008 and 2007	62
	Consolidated Statements of Cash Flows, For the Years Ended December 31, 2008, 2007 and 2006	63
	Consolidated Statements of Patronage Capital and Membership Fees And Accumulated Other Comprehensive Deficit For the Years Ended December 31, 2008, 2007 and 2006	64
	Notes to Consolidated Financial Statements	65
	Report of Independent Registered Public Accounting Firm	87
(2)	Financial Statement Schedules
	None applicable.
(3)	Exhibits

    Exhibits marked with an asterisk (*) are hereby incorporated by reference to exhibits previously filed by the Registrant as indicated in parentheses following the description of the exhibit.

Number		Description

*2.1	–	Second Amended and Restated Restructuring Agreement, dated February 24, 1997, by and among Oglethorpe, Georgia Transmission Corporation (An Electric Membership Corporation) and Georgia System Operations Corporation. (Filed as Exhibit 2.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*2.2	–	Member Agreement, dated August 1, 1996, by and among Oglethorpe, Georgia Transmission Corporation (An Electric Membership Corporation), Georgia System Operations Corporation and the Members of Oglethorpe. (Filed as Exhibit 2.2 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*3.1(a)	–	Restated Articles of Incorporation of Oglethorpe, dated as of July 26, 1988. (Filed as Exhibit 3.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1988, File No. 33-7591.)
*3.1(b)	–	Amendment to Articles of Incorporation of Oglethorpe, dated as of March 11, 1997. (Filed as Exhibit 3(i)(b) to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*3.2	–	Bylaws of Oglethorpe, as amended and restated, as of May 1, 2008. (Filed as Exhibit 3.2 to the Registrant's Form 8-K, filed May 5, 2008, File No. 33-7591.)
*4.1	–	Form of Serial Facility Bond Due June 30, 2011 (included in Collateral Trust Indenture filed as Exhibit 4.2.)
*4.2	–	Collateral Trust Indenture, dated as of December 1, 1997, between OPC Scherer 1997 Funding Corporation A, Oglethorpe and SunTrust Bank, Atlanta, as Trustee. (Filed as Exhibit 4.2 to the Registrant's Form S-4 Registration Statement, File No. 333-42759.)
*4.3	–	Nonrecourse Promissory Lessor Note No. 2, with a Schedule identifying three other substantially identical Nonrecourse Promissory Lessor Notes and any material differences. (Filed as Exhibit 4.3 to the Registrant's Form S-4 Registration Statement, File No. 333-42759.)

*4.4	–	Amended and Restated Indenture of Trust, Deed to Secure Debt and Security Agreement No. 2, dated December 1, 1997, between Wilmington Trust Company and NationsBank, N.A. collectively as Owner Trustee, under Trust Agreement No. 2, dated December 30, 1985, with DFO Partnership, as assignee of Ford Motor Credit Company, and The Bank of New York Trust Company of Florida, N.A. as Indenture Trustee, with a Schedule identifying three other substantially identical Amended and Restated Indentures of Trust, Deeds to Secure Debt and Security Agreements and any material differences. (Filed as Exhibit 4.4 to the Registrant's Form S-4 Registration Statement, File No. 333-42759.)
*4.5(a)	–	Lease Agreement No. 2 dated December 30, 1985, between Wilmington Trust Company and William J. Wade, as Owner Trustees under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, Lessor, and Oglethorpe, Lessee, with a Schedule identifying three other substantially identical Lease Agreements. (Filed as Exhibit 4.5(b) to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*4.5(b)	–	First Supplement to Lease Agreement No. 2 (included as Exhibit B to the Supplemental Participation Agreement No. 2 listed as 10.1.1(b)).
*4.5(c)	–	First Supplement to Lease Agreement No. 1, dated as of June 30, 1987, between The Citizens and Southern National Bank as Owner Trustee under Trust Agreement No. 1 with IBM Credit Financing Corporation, as Lessor, and Oglethorpe, as Lessee. (Filed as Exhibit 4.5(c) to the Registrant's Form 10-K for the fiscal year ended December 31, 1987, File No. 33-7591.)
*4.5(d)	–	Second Supplement to Lease Agreement No. 2, dated as of December 17, 1997, between NationsBank, N.A., acting through its agent, The Bank of New York, as an Owner Trustee under the Trust Agreement No. 2, dated December 30, 1985, among DFO Partnership, as assignee of Ford Motor Credit Company, as the Owner Participant, and the Original Trustee, as Lessor, and Oglethorpe, as Lessee, with a Schedule identifying three other substantially identical Second Supplements to Lease Agreements and any material differences. (Filed as Exhibit 4.5(d) to the Registrant's Form S-4 Registration Statement, File No. 333-42759.)
4.6	–	Fifth Amended and Restated Loan Contract, dated as of December 22, 2008, between Oglethorpe and the United States of America, together with two notes executed and delivered pursuant thereto.
*4.7.1(a)	–	Indenture, dated as of March 1, 1997, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee. (Filed as Exhibit 4.8.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*4.7.1(b)	–	First Supplemental Indenture, dated as of October 1, 1997, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1997B (Burke) Note. (Filed as Exhibit 4.8.1(b) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1997, File No. 33-7591.)
*4.7.1(c)	–	Second Supplemental Indenture, dated as of January 1, 1998, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 1997C (Burke) Note. (Filed as Exhibit 4.7.1(c) to the Registrant's Form 10-K for the fiscal year ended December 31, 1997, File No. 33-7591.)
*4.7.1(d)	–	Third Supplemental Indenture, dated as of January 1, 1998, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 1997A (Monroe) Note. (Filed as Exhibit 4.7.1(d) to the Registrant's Form 10-K for the fiscal year December 31, 1997, File No. 33-7591.)
*4.7.1(e)	–	Fourth Supplemental Indenture, dated as of March 1, 1998, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1998A (Burke) and 1998B (Burke) Notes. (Filed as Exhibit 4.7.1(e) to the Registrant's Form 10-K for the fiscal year ended December 31, 1998, File No. 33-7591.)
*4.7.1(f)	–	Fifth Supplemental Indenture, dated as of April 1, 1998, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1998 CFC Note. (Filed as Exhibit 4.7.1(f) to the Registrant's Form 10-K for the fiscal year ended December 31, 1998, File No. 33-7591.)

*4.7.1(g)	–	Sixth Supplemental Indenture, dated as of January 1, 1999, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1998C (Burke) Note. (Filed as Exhibit 4.7.1(g) to the Registrant's Form 10-K for the fiscal year ended December 31, 1998, File No. 33-7591.)
*4.7.1(h)	–	Seventh Supplemental Indenture, dated as of January 1, 1999, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1998A (Monroe) Note. (Filed as Exhibit 4.7.1(h) to the Registrant's Form 10-K for the fiscal year ended December 31, 1998, File No. 33-7591.)
*4.7.1(i)	–	Eighth Supplemental Indenture, dated as of November 1, 1999, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1999B (Burke) Note. (Filed as Exhibit 4.7.1(i) to the Registrant's Form 10-K for the fiscal year ended December 31, 1999, File No. 33-7591.)
*4.7.1(j)	–	Ninth Supplemental Indenture, dated as of November 1, 1999, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1999B (Monroe) Note. (Filed as Exhibit 4.7.1(j) to the Registrant's Form 10-K for the fiscal year ended December 31, 1999, File No. 33-7591.)
*4.7.1(k)	–	Tenth Supplemental Indenture, dated as of December 1, 1999, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1999 Lease Notes. (Filed as Exhibit 4.7.1(k) to the Registrant's Form 10-K for the fiscal year ended December 31, 1999, File No. 33-7591.)
*4.7.1(l)	–	Eleventh Supplemental Indenture, dated as of January 1, 2000, made by Oglethorpe to SunTrust Bank as trustee, relating to the Series 1999A (Burke) Note. (Filed as Exhibit 4.7.1(l) to the Registrant's Form 10-K for the fiscal year ended December 31, 1999, File No. 33-7591.)
*4.7.1(m)	–	Twelfth Supplemental Indenture, dated as of January 1, 2000, made by Oglethorpe to SunTrust Bank as trustee, relating to the Series 1999A (Monroe) Note. (Filed as Exhibit 4.7.1(m) to the Registrant's Form 10-K for the fiscal year ended December 31, 1999, File No. 33-7591.)
*4.7.1(n)	–	Thirteenth Supplemental Indenture, dated as of January 1, 2001, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2000 (Burke) Note. (Filed as Exhibit 4.7.1(n) to the Registrant's Form 10-K for the fiscal year ended December 31, 2000, File No. 33-7591.)
*4.7.1(o)	–	Fourteenth Supplemental Indenture, dated as of January 1, 2001, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2000 (Monroe) Note. (Filed as Exhibit 4.7.1(o) to the Registrant's Form 10-K for the fiscal year ended December 31, 2000, File No. 33-7591.)
*4.7.1(p)	–	Fifteenth Supplemental Indenture, dated as of January 1, 2002, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2001 (Burke) Note. (Filed as Exhibit 4.7.1(p) to the Registrant's Form 10-K for the fiscal year ended December 31, 2001, File No. 33-7591.)
*4.7.1(q)	–	Sixteenth Supplemental Indenture, dated as of January 1, 2002, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2001 (Monroe) Note. (Filed as Exhibit 4.7.1(q) to the Registrant's Form 10-K for the fiscal year ended December 31, 2001, File No. 33-7591.)
*4.7.1(r)	–	Seventeenth Supplemental Indenture, dated as of October 1, 2002, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2002A (Burke) Note. (Filed as Exhibit 4.7.1(r) to the Registrant's Form 10-K for the fiscal year ended December 31, 2002, File No. 33-7591.)

*4.7.1(s)	–	Eighteenth Supplemental Indenture, dated as of October 1, 2002, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2002B (Burke) Note. (Filed as Exhibit 4.7.1(s) to the Registrant's Form 10-K for the fiscal year ended December 31, 2002, File No. 33-7591.)
*4.7.1(t)	–	Nineteenth Supplemental Indenture, dated as of January 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2002C (Burke) Note. (Filed as Exhibit 4.7.1(t) to the Registrant's Form 10-K for the fiscal year ended December 31, 2002, File No. 33-7591.)
*4.7.1(u)	–	Twentieth Supplemental Indenture, dated as of January 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2002 (Monroe) Note. (Filed as Exhibit 4.7.1(u) to the Registrant's Form 10-K for the fiscal year ended December 31, 2002, File No. 33-7591.)
*4.7.1(v)	–	Twenty-First Supplemental Indenture, dated as of January 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2002 (Appling) Note. (Filed as Exhibit 4.7.1(v) to the Registrant's Form 10-K for the fiscal year ended December 31, 2002, File No. 33-7591.)
*4.7.1(w)	–	Twenty-Second Supplemental Indenture, dated as of March 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2003 (FFB M-8) Note and Series 2003 (RUS M-8) Reimbursement Note. (Filed as Exhibit 4.7.1(w) to the Registrant's Form 10-Q for the quarterly period ended September 30, 2003, File No. 33-7591.)
*4.7.1(x)	–	Twenty-Third Supplemental Indenture, dated as of March 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2003 (FFB N-8) Note and Series 2003 (RUS N-8) Reimbursement Note. (Filed as Exhibit 4.7.1(x) to the Registrant's Form 10-Q for the quarterly period ended September 30, 2003, File No. 33-7591.)
*4.7.1(y)	–	Twenty-Fourth Supplemental Indenture, dated as of December 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2003A (Appling) Note. (Filed as Exhibit 4.7.1(y) to the Registrant's Form 10-K for the fiscal year ended December 31, 2003, File No. 33-7591.)
*4.7.1(z)	–	Twenty-Fifth Supplemental Indenture, dated as of December 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2003A (Burke) Note. (Filed as Exhibit 4.7.1(z) to the Registrant's Form 10-K for the fiscal year ended December 31, 2003, File No. 33-7591.)
*4.7.1(aa)	–	Twenty-Sixth Supplemental Indenture, dated as of December 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2003B (Burke) Note. (Filed as Exhibit 4.7.1(aa) to the Registrant's Form 10-K for the fiscal year ended December 31, 2003, File No. 33-7591.)
*4.7.1(bb)	–	Twenty-Seventh Supplemental Indenture, dated as of December 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2003A (Heard) Note. (Filed as Exhibit 4.7.1(bb) to the Registrant's Form 10-K for the fiscal year ended December 31, 2003, File No. 33-7591.)
*4.7.1(cc)	–	Twenty-Eighth Supplemental Indenture, dated as of December 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2003A (Monroe) Note. (Filed as Exhibit 4.7.1(cc) to the Registrant's Form 10-K for the fiscal year ended December 31, 2003, File No. 33-7591.)
*4.7.1(dd)	–	Twenty-Ninth Supplemental Indenture, dated as of December 1, 2004, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2004 (Burke) Note. (Filed as Exhibit 4.7.1(dd) to the Registrant's Form 10-K for the fiscal year ended December 31, 2004, File No. 33-7591.)

*4.7.1(ee)	–	Thirtieth Supplemental Indenture, dated as of December 1, 2004, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2004 (Monroe) Note. (Filed as Exhibit 4.7.1(ee) to the Registrant's Form 10-K for the fiscal year ended December 31, 2004, File No. 33-7591.)
*4.7.1(ff)	–	Thirty-First Supplemental Indenture, dated as of November 1, 2005, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2005 (Burke) Note. (Filed as Exhibit 4.7.1(ff) to the Registrant's Form 10-K for the fiscal year ended December 31, 2005, File No. 33-7591.)
*4.7.1(gg)	–	Thirty-Second Supplemental Indenture, dated as of November 1, 2005, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2005 (Monroe) Note. (Filed as Exhibit 4.7.1(gg) to the Registrant's Form 10-K for the fiscal year ended December 31, 2005, File No. 33-7591.)
*4.7.1(hh)	–	Thirty-Third Supplemental Indenture, dated as of May 1, 2006, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2006 (FFB P-8) Note and Series 2006 (RUS P-8) Reimbursement Note. (Filed as Exhibit 4.7.1(hh) to the Registrant's Form 10-Q for the quarterly period ended June 30, 2006, File No. 33-7591.)
*4.7.1(ii)	–	Thirty-Fourth Supplemental Indenture, dated as of September 22, 2006, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Amendment of Section 9.9 of the Original Indenture. (Filed as Exhibit 4.7.1(ii) to the Registrant's Form 10-K for the fiscal year ended December 31, 2006, File No. 33-7591.)
*4.7.1(jj)	–	Thirty-Fifth Supplemental Indenture, dated as of October 1, 2006, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Oglethorpe Power Corporation First Mortgage Bonds, Series 2006. (Filed as Exhibit 4.7.1(jj) to the Registrant's Form 10-K for the fiscal year ended December 31, 2006, File No. 33-7591.)
*4.7.1(kk)	–	Thirty-Sixth Supplemental Indenture, dated as of October 1, 2006, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2006A (Burke) Note, Series 2006B-1 (Burke) Note, Series 2006B-2 (Burke) Note, Series 2006B-3 (Burke) Note, Series 2006B-4 (Burke) Note and Series 2006A (Monroe) Note. (Filed as Exhibit 4.7.1(kk) to the Registrant's Form 10-K for the fiscal year ended December 31, 2006, File No. 33-7591.)
*4.7.1(ll)	–	Thirty-Seventh Supplemental Indenture, dated as of October 1, 2006, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2006C-1 (Burke) Note, Series 2006C-2 (Burke) Note and Series 2006B (Monroe) Note. (Filed as Exhibit 4.7.1(ll) to the Registrant's Form 10-K for the fiscal year ended December 31, 2006, File No. 33-7591.)
*4.7.1(mm)	–	Thirty-Eighth Supplemental Indenture, dated as of May 1, 2007, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Amendments to the Retained Indebtedness Note. (Filed as Exhibit 4.7.1(mm) to the Registrant's Form 10-Q for the quarterly period ended June 30, 2007, File No. 33-7591.)
*4.7.1(nn)	–	Thirty-Ninth Supplemental Indenture, dated as of July 1, 2007, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2007 (FFB R-8) Note and Series 2007 (RUS R-8) Reimbursement Note. (Filed as Exhibit 4.7.1(nn) to the Registrant's Form 10-Q for the quarterly period ended June 30, 2007, File No. 33-7591.)
*4.7.1(oo)	–	Fortieth Supplemental Indenture, dated as of October 1, 2007, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Oglethorpe Power Corporation First Mortgage Bonds, Series 2007. (Filed as Exhibit 4.7.1(oo) to the Registrant's Form 10-Q for the quarterly period ended September 30, 2007, File No. 33-7591.)

*4.7.1(pp)	–	Forty-First Supplemental Indenture, dated as of October 1, 2007, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2007A (Appling) Note, Series 2007B (Appling) Note, Series 2007A (Burke) Note, Series 2007B (Burke) Note, Series 2007C (Burke) Note, Series 2007D (Burke) Note, Series 2007E (Burke) Note, Series 2007F (Burke) Note and Series 2007A (Monroe) Note. (Filed as Exhibit 4.7.1(pp) to the Registrant's Form 10-Q for the quarterly period ended September 30, 2007, File No. 33-7591.)
*4.7.1(qq)	–	Forty-Second Supplemental Indenture, dated as of February 5, 2008, made by Oglethorpe to U.S. Bank National Association, as trustee, providing for the Amendment of Section 1.1 of the Original Indenture. (Filed as Exhibit 4.7(qq) to the Registrant's Form 10-K for the fiscal year ended December 31, 2007, File No. 33-7591.)
4.7.1(rr)	–	Forty-Third Supplemental Indenture, dated as of August 1, 2008, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2008A (Burke) Note, Series 2008B (Burke) Note and Series 2008C (Burke) Note.
4.7.1(ss)	–	Forty-Fourth Supplemental Indenture, dated as of September 1, 2008, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2008 (FFB S-8) Note and Series 2008 (RUS S-8) Reimbursement Note.
4.7.1(tt)	–	Forty-Fifth Supplemental Indenture, dated as of December 1, 2008, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2008D (Burke) Note, Series 2008E (Burke) Note, Series 2008F (Burke) Note, Series 2008G (Burke) Note and Series 2008A (Monroe) Note.
4.7.1(uu)	–	Forty-Sixth Supplemental Indenture, dated as of February 1, 2009, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Oglethorpe Power Corporation First Mortgage Bonds, Series 2009 A.
4.7.1(vv)	–	Forty-Seventh Supplemental Indenture, dated as of February 19, 2009, made by Oglethorpe to U.S. Bank National Association, as trustee, providing for the Amendment of the Original Indenture.
*4.7.2	–	Security Agreement, dated as of March 1, 1997, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee. (Filed as Exhibit 4.8.2 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
4.8.1(1)	–	Loan Agreement, dated as of October 1, 1992, between Development Authority of Monroe County and Oglethorpe relating to Development Authority of Monroe County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Scherer Project), Series 1992A, and four other substantially identical (Fixed Rate Bonds) loan agreements.
4.8.2(1)	–	Note, dated October 1, 1992, from Oglethorpe to Trust Company Bank, as trustee acting pursuant to a Trust Indenture, dated as of October 1, 1992, between Development Authority of Monroe County and Trust Company Bank relating to Development Authority of Monroe County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Scherer Project), Series 1992A, and four other substantially identical notes.
4.8.3(1)	–	Trust Indenture, dated as of October 1, 1992, between Development Authority of Monroe County and Trust Company Bank, Trustee, relating to Development Authority of Monroe County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Scherer Project), Series 1992A, and four other substantially identical indentures.
4.9.1(1)	–	Loan Agreement, dated as of December 1, 2003, between Development Authority of Burke County and Oglethorpe relating to Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 2003A, and seven other substantially identical (Auction Rate Bonds) loan agreements.

4.9.2(1)	–	Note, dated December 3, 2003, from Oglethorpe to SunTrust Bank, as trustee pursuant to a Trust Indenture, dated December 1, 2003, between Development Authority of Burke County and SunTrust Bank relating to Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 2003A, and seven other substantially identical notes.
4.9.3(1)	–	Trust Indenture, dated as of December 1, 2003, between Development Authority of Burke County and SunTrust Bank, as trustee, relating to Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 2003A, and seven other substantially identical indentures.
4.10.1(1)	–	Loan Agreement, dated as of October 1, 2006, between Development Authority of Monroe County and Oglethorpe relating to Development Authority of Monroe County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Scherer Project), Series 2006B, and fifteen other substantially identical (Term Rate Bonds) loan agreements.
4.10.2(1)	–	Note, dated as of October 24, 2006, from Oglethorpe to U.S. Bank National Association, as trustee, pursuant to a Trust Indenture, dated as of October 1, 2006, between the Development Authority of Monroe County and U.S. Bank National Association relating to Development Authority of Monroe County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Scherer Project), Series 2006B, and fifteen other substantially identical notes.
4.10.3(1)	–	Trust Indenture, dated as October 1, 2006, between Development Authority of Monroe County and U.S. Bank National Association, as trustee, relating to Development Authority of Monroe County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Scherer Project), Series 2006B, and fifteen other substantially identical indentures.
4.11.1(1)	–	Lease Agreement, dated as of August 1, 2003, between Development Authority of Heard County and Oglethorpe relating to Development Authority of Heard County Taxable Industrial Development Revenue Bonds (Oglethorpe Power Corporation Project), Series 2003, and four other substantially identical (Industrial Development Revenue Bonds) lease agreements.
4.11.2(1)	–	Guaranty Agreement, dated as of August 1, 2003, between Oglethorpe and SunTrust Bank, as trustee pursuant to an Indenture of Trust, dated as of August 1, 2003, between Development Authority of Heard County and SunTrust Bank relating to Development Authority of Heard County Taxable Industrial Development Revenue Bonds (Oglethorpe Power Corporation Project), Series 2003, and four other substantially identical guaranties.
4.11.3(1)	–	Indenture of Trust, dated as of August 1, 2003, between Development Authority of Heard County and SunTrust Bank, as trustee, relating to Development Authority of Heard County Taxable Industrial Development Revenue Bonds (Oglethorpe Power Corporation Project), Series 2003, and four other substantially identical indentures.
*4.12.1	–	Indemnity Agreement, dated as of March 1, 1997, by and between Oglethorpe and Georgia Transmission Corporation (An Electric Membership Corporation). (Filed as Exhibit 4.13.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*4.12.2	–	Indemnification Agreement, dated as of March 11, 1997, by Oglethorpe and Georgia Transmission Corporation (An Electric Membership Corporation) for the benefit of the United States of America. (Filed as Exhibit 4.13.2 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
4.13.1(1)	–	Master Loan Agreement, dated as of March 1, 1997, between Oglethorpe and CoBank, ACB, MLA No. 0459.
4.13.2(1)	–	Consolidating Supplement, dated as of March 1, 1997, between Oglethorpe and CoBank, ACB, relating to Loan No. ML0459T1.
4.13.3(1)	–	Promissory Note, dated March 1, 1997, in the original principal amount of $7,102,740.26, from Oglethorpe to CoBank, ACB, relating to Loan No. ML0459T1.
4.13.4(1)	–	Consolidating Supplement, dated as of March 1, 1997, between Oglethorpe and CoBank, ACB, relating to Loan No. ML0459T2.

4.13.5(1)	–	Promissory Note, dated March 1, 1997, in the original principal amount of $1,856,475.12, made by Oglethorpe to CoBank, ACB, relating to Loan No. ML0459T2.
*10.1.1(a)	–	Participation Agreement No. 2 among Oglethorpe as Lessee, Wilmington Trust Company as Owner Trustee, The First National Bank of Atlanta as Indenture Trustee, Columbia Bank for Cooperatives as Loan Participant and Ford Motor Credit Company as Owner Participant, dated December 30, 1985, together with a Schedule identifying three other substantially identical Participation Agreements. (Filed as Exhibit 10.1.1(b) to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.1.1(b)	–	Supplemental Participation Agreement No. 2. (Filed as Exhibit 10.1.1(a) to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.1.1(c)	–	Supplemental Participation Agreement No. 1, dated as of June 30, 1987, among Oglethorpe as Lessee, IBM Credit Financing Corporation as Owner Participant, Wilmington Trust Company and The Citizens and Southern National Bank as Owner Trustee, The First National Bank of Atlanta, as Indenture Trustee, and Columbia Bank for Cooperatives, as Loan Participant. (Filed as Exhibit 10.1.1(c) to the Registrant's Form 10-K for the fiscal year ended December 31, 1987, File No. 33-7591.)
*10.1.1(d)	–	Second Supplemental Participation Agreement No. 2, dated as of December 17, 1997, among Oglethorpe as Lessee, DFO Partnership, as assignee of Ford Motor Credit Company, as Owner Participant, Wilmington Trust Company and NationsBank, N.A. as Owner Trustee, The Bank of New York Trust Company of Florida, N.A. as Indenture Trustee, CoBank, ACB as Loan Participant, OPC Scherer Funding Corporation, as Original Funding Corporation, OPC Scherer 1997 Funding Corporation A, as Funding Corporation, and SunTrust Bank, Atlanta, as Original Collateral Trust Trustee and Collateral Trust Trustee, with a Schedule identifying three substantially identical Second Supplemental Participation Agreements and any material differences. (Filed as Exhibit 10.1.1(d) to Registrant's Form S-4 Registration Statement, File No. 333-4275.)
*10.1.2	–	General Warranty Deed and Bill of Sale No. 2 between Oglethorpe, Grantor, and Wilmington Trust Company and William J. Wade, as Owner Trustees under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, Grantee, together with a Schedule identifying three substantially identical General Warranty Deeds and Bills of Sale. (Filed as Exhibit 10.1.2 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.1.3(a)	–	Supporting Assets Lease No. 2, dated December 30, 1985, between Oglethorpe, Lessor, and Wilmington Trust Company and William J. Wade, as Owner Trustees, under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, Lessee, together with a Schedule identifying three substantially identical Supporting Assets Leases. (Filed as Exhibit 10.1.3 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.1.3(b)	–	First Amendment to Supporting Assets Lease No. 2, dated as of November 19, 1987, together with a Schedule identifying three substantially identical First Amendments to Supporting Assets Leases. (Filed as Exhibit 10.1.3(a) to the Registrant's Form 10-K for the fiscal year ended December 31, 1987, File No. 33-7591.)
*10.1.3(c)	–	Second Amendment to Supporting Assets Lease No. 2, dated as of October 3, 1989, together with a Schedule identifying three substantially identical Second Amendments to Supporting Assets Leases. (Filed as Exhibit 10.1.3(c) to the Registrant's Form 10-Q for the quarterly period ended March 31, 1998, File No. 33-7591.)
*10.1.4(a)	–	Supporting Assets Sublease No. 2, dated December 30, 1985, between Wilmington Trust Company and William J. Wade, as Owner Trustees under Trust Agreement No. 2 dated December 30, 1985, with Ford Motor Credit Company, Sublessor, and Oglethorpe, Sublessee, together with a Schedule identifying three substantially identical Supporting Assets Subleases. (Filed as Exhibit 10.1.4 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)

*10.1.4(b)	–	First Amendment to Supporting Assets Sublease No. 2, dated as of November 19, 1987, together with a Schedule identifying three substantially identical First Amendments to Supporting Assets Subleases. (Filed as Exhibit 10.1.4(a) to the Registrant's Form 10-K for the fiscal year ended December 31, 1987, File No. 33-7591.)
*10.1.4(c)	–	Second Amendment to Supporting Assets Sublease No. 2, dated as of October 3, 1989, together with a Schedule identifying three substantially identical Second Amendments to Supporting Assets Subleases. (Filed as Exhibit 10.1.4(c) to the Registrant's Form 10-Q for the quarterly period ended March 31, 1998, File No. 33-7591.)
*10.1.5(a)	–	Tax Indemnification Agreement No. 2, dated December 30, 1985, between Ford Motor Credit Company, Owner Participant, and Oglethorpe, Lessee, together with a Schedule identifying three substantially identical Tax Indemnification Agreements. (Filed as Exhibit 10.1.5 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.1.5(b)	–	Amendment No. 1 to the Tax Indemnification Agreement No. 2, dated December 17, 1997, between DFO Partnership, as assignee of Ford Motor Credit Company, as Owner Participant, and Oglethorpe, as Lessee, with a Schedule identifying three substantially identical Amendments No. 1 to the Tax Indemnification Agreements and any material differences. (Filed as Exhibit 10.1.5(b) to the Registrant's Form S-4 Registration Statement, File No. 333-42759.)
*10.1.6	–	Assignment of Interest in Ownership Agreement and Operating Agreement No. 2, dated December 30, 1985, between Oglethorpe, Assignor, and Wilmington Trust Company and William J. Wade, as Owner Trustees under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, Assignee, together with Schedule identifying three substantially identical Assignments of Interest in Ownership Agreement and Operating Agreement. (Filed as Exhibit 10.1.6 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.1.7(a)	–	Consent, Amendment and Assumption No. 2 dated December 30, 1985, among Georgia Power Company and Oglethorpe and Municipal Electric Authority of Georgia and City of Dalton, Georgia and Gulf Power Company and Wilmington Trust Company and William J. Wade, as Owner Trustees under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, together with a Schedule identifying three substantially identical Consents, Amendments and Assumptions. (Filed as Exhibit 10.1.9 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.1.7(b)	–	Amendment to Consent, Amendment and Assumption No. 2, dated as of August 16, 1993, among Oglethorpe, Georgia Power Company, Municipal Electric Authority of Georgia, City of Dalton, Georgia, Gulf Power Company, Jacksonville Electric Authority, Florida Power & Light Company and Wilmington Trust Company and NationsBank of Georgia, N.A., as Owner Trustees under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, together with a Schedule identifying three substantially identical Amendments to Consents, Amendments and Assumptions. (Filed as Exhibit 10.1.9(a) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1993, File No. 33-7591.)
*10.2.1	–	Section 168 Agreement and Election dated as of April 7, 1982, between Continental Telephone Corporation and Oglethorpe. (Filed as Exhibit 10.2 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.2.2	–	Section 168 Agreement and Election dated as of April 9, 1982, between Rollins, Inc. and Oglethorpe. (Filed as Exhibit 10.4 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.3.1(a)	–	Plant Robert W. Scherer Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of May 15, 1980. (Filed as Exhibit 10.6.1 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)

*10.3.1(b)	–	Amendment to Plant Robert W. Scherer Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of December 30, 1985. (Filed as Exhibit 10.1.8 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.3.1(c)	–	Amendment Number Two to the Plant Robert W. Scherer Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of July 1, 1986. (Filed as Exhibit 10.6.1(a) to the Registrant's Form 10-K for the fiscal year ended December 31, 1987, File No. 33-7591.)
*10.3.1(d)	–	Amendment Number Three to the Plant Robert W. Scherer Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of August 1, 1988. (Filed as Exhibit 10.6.1(b) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1993, File No. 33-7591.)
*10.3.1(e)	–	Amendment Number Four to the Plant Robert W. Scherer Units Number One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of December 31, 1990. (Filed as Exhibit 10.6.1(c) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1993, File No. 33-7591.)
*10.3.2(a)	–	Plant Robert W. Scherer Units Numbers One and Two Operating Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of May 15, 1980. (Filed as Exhibit 10.6.2 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.3.2(b)	–	Amendment to Plant Robert W. Scherer Units Numbers One and Two Operating Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of December 30, 1985. (Filed as Exhibit 10.1.7 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.3.2(c)	–	Amendment Number Two to the Plant Robert W. Scherer Units Numbers One and Two Operating Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of December 31, 1990. (Filed as Exhibit 10.6.2(a) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1993, File No. 33-7591.)
*10.3.3	–	Plant Scherer Managing Board Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia, City of Dalton, Georgia, Gulf Power Company, Florida Power & Light Company and Jacksonville Electric Authority, dated as of December 31, 1990. (Filed as Exhibit 10.6.3 to the Registrant's Form 10-Q for the quarterly period ended September 30, 1993, File No. 33-7591.)
*10.4.1(a)	–	Alvin W. Vogtle Nuclear Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of August 27, 1976. (Filed as Exhibit 10.7.1 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.4.1(b)	–	Amendment Number One, dated January 18, 1977, to the Alvin W. Vogtle Nuclear Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia. (Filed as Exhibit 10.7.3 to the Registrant's Form 10-K for the fiscal year ended December 31, 1986, File No. 33-7591.)

*10.4.1(c)	–	Amendment Number Two, dated February 24, 1977, to the Alvin W. Vogtle Nuclear Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia. (Filed as Exhibit 10.7.4 to the Registrant's Form 10-K for the fiscal year ended December 31, 1986, File No. 33-7591.)
*10.4.2	–	Plant Alvin W. Vogtle Additional Units Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of April 21, 2006. (Filed as Exhibit 10.4.4 to the Registrant's Form 8-K, filed April 27, 2006, File No. 33-7591.)
*10.4.3	–	Plant Alvin W. Vogtle Nuclear Units Amended and Restated Operating Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of April 21, 2006. (Filed as Exhibit 10.4.3 to the Registrant's Form 8-K, filed April 27, 2006, File No. 33-7591.)
10.4.4(2)	–	Engineering, Procurement and Construction Agreement between Georgia Power Company, acting for itself and as agent for Oglethorpe, Municipal Electric Authority of Georgia and the City of Dalton, Georgia, acting by and through its Board of Water, Light and Sinking Fund Commissioners, as owners and a consortium consisting of Westinghouse Electric Company LLC and Stone & Weber, Inc., as contractor, for Units 3 & 4 at the Vogtle Electric Generating Plant Site, dated as of April 8, 2008. (Incorporated by reference to Exhibit 10(c)1 of Georgia Power Company's Form 10-Q/A for the quarterly period ended June 30, 2008, filed with the SEC on January 26, 2009.)
*10.5.1	–	Plant Hal Wansley Purchase and Ownership Participation Agreement between Georgia Power Company and Oglethorpe, dated as of March 26, 1976. (Filed as Exhibit 10.8.1 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.5.2(a)	–	Plant Hal Wansley Operating Agreement between Georgia Power Company and Oglethorpe, dated as of March 26, 1976. (Filed as Exhibit 10.8.2 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.5.2(b)	–	Amendment, dated as of January 15, 1995, to the Plant Hal Wansley Operating Agreements by and among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia. (Filed as Exhibit 10.5.2(a) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1996, File No. 33-7591.)
*10.5.3	–	Plant Hal Wansley Combustion Turbine Agreement between Georgia Power Company and Oglethorpe, dated as of August 2, 1982 and Amendment No. 1, dated October 20, 1982. (Filed as Exhibit 10.18 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.6.1	–	Edwin I. Hatch Nuclear Plant Purchase and Ownership Participation Agreement between Georgia Power Company and Oglethorpe, dated as of January 6, 1975. (Filed as Exhibit 10.9.1 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.6.2	–	Edwin I. Hatch Nuclear Plant Operating Agreement between Georgia Power Company and Oglethorpe, dated as of January 6, 1975. (Filed as Exhibit 10.9.2 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.7.1	–	Rocky Mountain Pumped Storage Hydroelectric Project Ownership Participation Agreement, dated as of November 18, 1988, by and between Oglethorpe and Georgia Power Company. (Filed as Exhibit 10.22.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1988, File No. 33-7591.)
*10.7.2	–	Rocky Mountain Pumped Storage Hydroelectric Project Operating Agreement, dated as of November 18, 1988, by and between Oglethorpe and Georgia Power Company. (Filed as Exhibit 10.22.2 to the Registrant's Form 10-K for the fiscal year ended December 31, 1988, File No. 33-7591.)

*10.8.1	–	Amended and Restated Wholesale Power Contract, dated as of January 1, 2003, between Oglethorpe and Altamaha Electric Membership Corporation, together with a schedule identifying 38 other substantially identical Amended and Restated Wholesale Power Contracts. (Filed as Exhibit 10.31.1 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2003, File No. 33-7591.)
*10.8.2	–	First Amendment to Amended and Restated Wholesale Power Contract, dated as of June 1, 2005, between Oglethorpe and Altamaha Electric Membership Corporation, together with a schedule identifying 37 other substantially identical First Amendments. (Filed as Exhibit 10.8.2 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2005, File No. 33-7591.)
*10.8.3	–	Amended and Restated Supplemental Agreement, dated as of January 1, 2003, by and among Oglethorpe, Altamaha Electric Membership Corporation and the United States of America, together with a schedule identifying 38 other substantially identical Amended and Restated Supplemental Agreements. (Filed as Exhibit 10.31.2 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2003, File No. 33-7591.)
*10.8.4	–	Supplemental Agreement to the Amended and Restated Wholesale Power Contract, dated as of January 1, 1997, by and among Georgia Power Company, Oglethorpe and Altamaha Electric Membership Corporation, together with a Schedule identifying 38 other substantially identical Supplemental Agreements. (Filed as Exhibit 10.8.3 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.8.5	–	Supplemental Agreement to the Amended and Restated Wholesale Power Contract, dated as of March 1, 1997, by and between Oglethorpe and Altamaha Electric Membership Corporation, together with a Schedule identifying 36 other substantially identical Supplemental Agreements, and an additional Supplemental Agreement that is not substantially identical. (Filed as Exhibit 10.8.4 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.8.6	–	Supplemental Agreement to the Amended and Restated Wholesale Power Contract, dated as of March 1, 1997, by and between Oglethorpe and Coweta-Fayette Electric Membership Corporation, together with a Schedule identifying 1 other substantially identical Supplemental Agreement. (Filed as Exhibit 10.8.5 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.8.7	–	Supplemental Agreement to the Amended and Restated Wholesale Power Contract, dated as of May 1, 1997 by and between Oglethorpe and Altamaha Electric Membership Corporation, together with a Schedule identifying 38 other substantially identical Supplemental Agreements. (Filed as Exhibit 10.8.6 to the Registrant's Form 10-Q for the quarterly period ended June 30, 1997, File No. 33-7591.)
*10.9(a)	–	Joint Committee Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and the City of Dalton, Georgia, dated as of August 27, 1976. (Filed as Exhibit 10.14(b) to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.9(b)	–	First Amendment to Joint Committee Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and the City of Dalton, Georgia, dated as of June 19, 1978. (Filed as Exhibit 10.14(a) to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.10	–	Letter of Commitment (Firm Power Sale) Under Service Schedule J — Negotiated Interchange Service between Alabama Electric Cooperative, Inc. and Oglethorpe, dated March 31, 1994. (Filed as Exhibit 10.11(b) to the Registrant's Form 10-Q for the quarter ended June 30, 1994, File No. 33-7591.)
*10.11.1	–	Assignment of Power System Agreement and Settlement Agreement, dated January 8, 1975, by Georgia Electric Membership Corporation to Oglethorpe. (Filed as Exhibit 10.20.1 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)

*10.11.2	–	Power System Agreement, dated April 24, 1974, by and between Georgia Electric Membership Corporation and Georgia Power Company. (Filed as Exhibit 10.20.2 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.11.3	–	Settlement Agreement, dated April 24, 1974, by and between Georgia Power Company, Georgia Municipal Association, Inc., City of Dalton, Georgia Electric Membership Corporation and Crisp County Power Commission. (Filed as Exhibit 10.20.3 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.12	–	ITSA, Power Sale and Coordination Umbrella Agreement between Oglethorpe and Georgia Power Company, dated as of November 12, 1990. (Filed as Exhibit 10.28 to the Registrant's Form 8-K, filed January 4, 1991, File No. 33-7591.)
*10.13	–	Second Amended and Restated Nuclear Managing Board Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia dated as of April 21, 2006. (Filed as Exhibit 10.13(b) to the Registrant's Form 8-K, filed April 27, 2006, File No. 33-7591.)
*10.14	–	Supplemental Agreement by and among Oglethorpe, Tri-County Electric Membership Corporation and Georgia Power Company, dated as of November 12, 1990, together with a Schedule identifying 38 other substantially identical Supplemental Agreements. (Filed as Exhibit 10.30 to the Registrant's Form 8-K, filed January 4, 1991, File No. 33-7591.)
*10.15	–	Power Purchase Agreement between Oglethorpe and Hartwell Energy Limited Partnership, dated as of June 12, 1992. (Filed as Exhibit 10.35 to the Registrant's Form 10-K for the fiscal year ended December 31, 1992, File No. 33-7591).
*10.16.1	–	Participation Agreement (P1), dated as of December 30, 1996, among Oglethorpe, Rocky Mountain Leasing Corporation, Fleet National Bank, as Owner Trustee, SunTrust Bank, Atlanta, as Co-Trustee, the Owner Participant named therein and Utrecht-America Finance Co., as Lender, together with a Schedule identifying five other substantially identical Participation Agreements. (Filed as Exhibit 10.32.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
10.16.1(a)	–	Amendment No. 1, dated as of June 1, 2003 to Participation Agreement (P1), dated as of December 30, 1996 among Oglethorpe, Rocky Mountain Leasing Corporation, U.S. Bank National Association, as Owner Trustee, SunTrust Bank, as Co-Trustee, the Owner Participant named therein and Utecht-America Finance Co., as Lender, together with a Schedule identifying five other substantially identical Amendments No. 1 to the Participation Agreements.
*10.16.2	–	Rocky Mountain Head Lease Agreement (P1), dated as of December 30, 1996, between Oglethorpe and SunTrust Bank, Atlanta, as Co-Trustee, together with a Schedule identifying five other substantially identical Rocky Mountain Head Lease Agreements. (Filed as Exhibit 10.32.2 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.16.3	–	Ground Lease Agreement (P1), dated as of December 30, 1996, between Oglethorpe and SunTrust Bank, Atlanta, as Co-Trustee, together with a Schedule identifying five other substantially identical Ground Lease Agreements. (Filed as Exhibit 10.32.3 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.16.4	–	Rocky Mountain Agreements Assignment and Assumption Agreement (P1), dated as of December 30, 1996, between Oglethorpe and SunTrust Bank, Atlanta, as Co-Trustee, together with a Schedule identifying five other substantially identical Rocky Mountain Agreements Assignment and Assumption Agreements. (Filed as Exhibit 10.32.4 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

*10.16.5	–	Facility Lease Agreement (P1), dated as of December 30, 1996, between SunTrust Bank, Atlanta, as Co-Trustee and Rocky Mountain Leasing Corporation, together with a Schedule identifying five other substantially identical Facility Lease Agreements. (Filed as Exhibit 10.32.5 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.16.6	–	Ground Sublease Agreement (P1), dated as of December 30, 1996, between SunTrust Bank, Atlanta, as Co-Trustee and Rocky Mountain Leasing Corporation, together with a Schedule identifying five other substantially identical Ground Sublease Agreements. (Filed as Exhibit 10.32.6 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.16.7	–	Rocky Mountain Agreements Re-assignment and Assumption Agreement (P1), dated as of December 30, 1996, between SunTrust Bank, Atlanta, as Co-Trustee and Rocky Mountain Leasing Corporation, together with a Schedule identifying five other substantially identical Rocky Mountain Agreements Re-assignment and Assumption Agreements. (Filed as Exhibit 10.32.7 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.16.8	–	Facility Sublease Agreement (P1), dated as of December 30, 1996, between Oglethorpe and Rocky Mountain Leasing Corporation, together with a Schedule identifying five other substantially identical Facility Sublease Agreements. (Filed as Exhibit 10.32.8 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.16.9	–	Ground Sub-sublease Agreement (P1), dated as of December 30, 1996, between Rocky Mountain Leasing Corporation and Oglethorpe, together with a Schedule identifying five other substantially identical Ground Sub-sublease Agreements. (Filed as Exhibit 10.32.9 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.16.10	–	Rocky Mountain Agreements Second Re-assignment and Assumption Agreement (P1), dated as of December 30, 1996, between Rocky Mountain Leasing Corporation and Oglethorpe, together with a Schedule identifying five other substantially identical Rocky Mountain Agreements Second Re-assignment and Assumption Agreements. (Filed as Exhibit 10.32.10 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.16.11	–	Payment Undertaking Agreement (P1), dated as of December 30, 1996, between Rocky Mountain Leasing Corporation and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., New York Branch, as the Bank, together with a Schedule identifying five other substantially identical Payment Undertaking Agreements. (Filed as Exhibit 10.32.11 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.16.12	–	Payment Undertaking Pledge Agreement (P1), dated as of December 30, 1996, between Rocky Mountain Leasing Corporation, Fleet National Bank, as Owner Trustee, and SunTrust Bank, Atlanta, as Co-Trustee, together with a Schedule identifying five other substantially identical Payment Undertaking Pledge Agreements. (Filed as Exhibit 10.32.12 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.16.13	–	Equity Funding Agreement (P1), dated as of December 30, 1996, between Rocky Mountain Leasing Corporation, AIG Match Funding Corp., the Owner Participant named therein, Fleet National Bank, as Owner Trustee, and SunTrust Bank, Atlanta, as Co-Trustee, together with a Schedule identifying five other substantially identical Equity Funding Agreements. (Filed as Exhibit 10.32.13 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.16.14	–	Equity Funding Pledge Agreement (P1), dated as of December 30, 1996, between Rocky Mountain Leasing Corporation and SunTrust Bank, Atlanta, as Co-Trustee, together with a Schedule identifying five other substantially identical Equity Funding Pledge Agreements. (Filed as Exhibit 10.32.14 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

*10.16.15	–	Deed to Secure Debt, Assignment of Surety Bond and Security Agreement (P1), dated as of December 30, 1996, between Rocky Mountain Leasing Corporation, SunTrust Bank, Atlanta, as Co-Trustee, together with a Schedule identifying five other substantially identical Collateral Assignment, Assignment of Surety Bond and Security Agreements. (Filed as Exhibit 10.32.15 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.16.16	–	Subordinated Deed to Secure Debt and Security Agreement (P1), dated as of December 30, 1996, among Oglethorpe, AMBAC Indemnity Corporation and SunTrust Bank, Atlanta, as Co-Trustee, together with a Schedule identifying five other substantially identical Subordinated Deed to Secure Debt and Security Agreements. (Filed as Exhibit 10.32.16 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.16.17	–	Tax Indemnification Agreement (P1), dated as of December 30, 1996, between Oglethorpe and the Owner Participant named therein, together with a Schedule identifying five other substantially identical Tax Indemnification Agreements. (Filed as Exhibit 10.32.17 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.16.18	–	Consent No. 1, dated as of December 30, 1996, among Georgia Power Company, Oglethorpe, SunTrust Bank, Atlanta, as Co-Trustee, and Fleet National Bank, as Owner Trustee, together with a Schedule identifying five other substantially identical Consents. (Filed as Exhibit 10.32.18 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.16.19(a)	–	OPC Intercreditor and Security Agreement No. 1, dated as of December 30, 1996, among the United States of America, acting through the Administrator of the Rural Utilities Service, SunTrust Bank, Atlanta, Oglethorpe, Rocky Mountain Leasing Corporation, SunTrust Bank, Atlanta, as Co-Trustee, Fleet National Bank, as Owner Trustee, Utrecht-America Finance Co., as Lender and AMBAC Indemnity Corporation, together with a Schedule identifying five other substantially identical Intercreditor and Security Agreements. (Filed as Exhibit 10.32.19 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.16.19(b)	–	Supplement to OPC Intercreditor and Security Agreement No. 1, dated as of March 1, 1997, among the United States of America, acting through the Administrator of the Rural Utilities Service, SunTrust Bank, Atlanta, Oglethorpe, Rocky Mountain Leasing Corporation, SunTrust Bank, Atlanta, as Co-Trustee, Fleet National Bank, as Owner Trustee, Utrecht-America Finance Co., as Lender and AMBAC Indemnity Corporation, together with a Schedule identifying five other substantially identical Supplements to OPC Intercreditor and Security Agreements. (Filed as Exhibit 10.32.19(b) to the Registrant's Form S-4 Registration Statement, File No. 333-42759.)
*10.17.1(a)	–	Member Transmission Service Agreement, dated as of March 1, 1997, by and between Oglethorpe and Georgia Transmission Corporation (An Electric Membership Corporation). (Filed as Exhibit 10.33.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.17.1(b)	–	Agreement to Extend the Term of the Member Transmission Service Agreement, dated as of August 2, 2006, by and between Oglethorpe and Georgia Transmission Corporation (An Electric Membership Corporation). (Filed as Exhibit 10.17.1(b) to the Registrant's Form 10-Q for the quarterly period ended June 30, 2006, File No. 33-7591.)
*10.17.2	–	Generation Services Agreement, dated as of March 1, 1997, by and between Oglethorpe and Georgia System Operations Corporation. (Filed as Exhibit 10.33.2 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.17.3	–	Operation Services Agreement, dated as of March 1, 1997, by and between Oglethorpe and Georgia System Operations Corporation. (Filed as Exhibit 10.33.3 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

*10.18	–	Long Term Transaction Service Agreement Under Southern Companies' Federal Energy Regulatory Commission Electric Tariff Volume No. 4 Market-Based Rate Tariff, between Georgia Power Company and Oglethorpe, dated as of February 26, 1999. (Filed as Exhibit 10.27 to the Registrant's Form 10-Q for the quarterly period ended March 31, 1999, File No. 33-7591.)
*10.19(3)	–	Employment Agreement, dated as of January 1, 2007, between Oglethorpe and Thomas A. Smith. (Filed as Exhibit 10.19 to the Registrant's Form 10-K for the fiscal year ended December 31, 2006, File No. 33-7591.)
*10.20(3)	–	Employment Agreement, dated January 1, 2007, between Oglethorpe and Michael W. Price. (Filed as Exhibit 10.20 to the Registrant's Form 10-K for the fiscal year ended December 31, 2006, File No. 33-7591.)
*10.21(3)	–	Employment Agreement, dated as of January 1, 2007, between Oglethorpe and Elizabeth Bush Higgins. (Filed as Exhibit 10.21 to the Registrant's Form 10-K for the fiscal year ended December 31, 2006, File No. 33-7591.)
*10.22(3)	–	Employment Agreement, dated as of January 1, 2007, between Oglethorpe and Jami G. Reusch. (Filed as Exhibit 10.22 to the Registrant's Form 10-K for the fiscal year ended December 31, 2006, File No. 33-7591.)
*10.23(3)	–	Employment Agreement, dated as of January 1, 2007, between Oglethorpe and William F. Ussery. (Filed as Exhibit 10.23 to the Registrant's Form 10-K for the fiscal year ended December 31, 2006, File No. 33-7591.)
*10.24(3)	–	Employment Agreement, dated as of January 1, 2007, between Oglethorpe and William Clay Robbins. (Filed as Exhibit 10.24 to the Registrant's Form 10-K for the fiscal year ended December 31, 2006, File No. 33-7591.)
*10.25	–	Oglethorpe Power Corporation Executive Incentive Payment Plan, dated November 8, 2007. (Filed as Exhibit 10.25 to the Registrant's Form 10-K for the fiscal year ended December 31, 2007, File No. 33-7591.)
*10.26	–	Participation Agreement for the Oglethorpe Power Corporation Executive Supplemental Retirement Plan, dated as of March 15, 2002, between Oglethorpe and Thomas A. Smith. (Filed as Exhibit 10.30 to the Registrant's Form 10-Q for the quarterly period ended March 31, 2002, File No. 33-7591.)
*10.27	–	Withdrawal Agreement, dated as of October 1, 2004, among Flint Electric Membership Corporation, Cobb Electric Membership Corporation and Oglethorpe. (Filed as Exhibit 10.31 to the Registrant's Form 8-K, filed October 7, 2004, File No. 33-7591.)
*14.1	–	Code of Ethics, revised July 10, 2008. (Filed as Exhibit 14.1 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2008, File No. 33-7591.)
21.1	–	Rocky Mountain Leasing Corporation, a Delaware corporation.
31.1	–	Rule 13a-14(a)/15d-14(a) Certification, by Thomas A. Smith (Principal Executive Officer).
31.2	–	Rule 13a-14(a)/15d-14(a) Certification, by Elizabeth B. Higgins (Principal Financial Officer).
32.1	–	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Thomas A. Smith (Principal Executive Officer).
32.2	–	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Elizabeth B. Higgins (Principal Financial Officer).
*99.1	–	Member Financial and Statistical Information (filed as Exhibit 99.1 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2008, File No. 33-7591.)

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

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 2009.

OGLETHORPE POWER CORPORATION (AN ELECTRIC MEMBERSHIP CORPORATION)
By:	/s/ THOMAS A. SMITH THOMAS A. SMITH President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS A. SMITH THOMAS A. SMITH	President and Chief Executive Officer (Principal Executive Officer)	March 27, 2009
/s/ ELIZABETH B. HIGGINS ELIZABETH B. HIGGINS	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 27, 2009
/s/ BRIAN PREVOST BRIAN PREVOST	Vice President, Controller (Chief Accounting Officer)	March 27, 2009
/s/ C. HILL BENTLEY C. HILL BENTLEY	Director	March 27, 2009
/s/ LARRY N. CHADWICK LARRY N. CHADWICK	Director	March 27, 2009
/s/ BENNY W. DENHAM BENNY W. DENHAM	Director	March 27, 2009
/s/ WM. RONALD DUFFEY WM. RONALD DUFFEY	Director	March 27, 2009
/s/ RICK L. GASTON RICK L. GASTON	Director	March 27, 2009

/s/ M. ANTHONY HAM M. ANTHONY HAM	Director	March 27, 2009
/s/ GARY A. MILLER GARY A. MILLER	Director	March 27, 2009
/s/ MARSHALL MILLWOOD MARSHALL MILLWOOD	Director	March 27, 2009
/s/ JEFFREY W. MURPHY JEFFREY W. MURPHY	Director	March 27, 2009
/s/ G. RANDALL PUGH G. RANDALL PUGH	Director	March 27, 2009
/s/ J. SAM L. RABUN J. SAM L. RABUN	Director	March 27, 2009
/s/ BOBBY C. SMITH, JR. BOBBY C. SMITH, JR.	Director	March 27, 2009
/s/ H. B. WILEY, JR. H. B. WILEY, JR.	Director	March 27, 2009
/s/ GARY W. WYATT GARY W. WYATT	Director	March 27, 2009

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