Form 10-Q
period 2009-03-31
OGLETHORPE POWER CORP
filed 2009-05-14
CIK 788816

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☒ (Do not check if a smaller reporting company)    Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The registrant is a membership corporation and has no authorized or outstanding equity securities.

(This page has been left blank intentionally.)

OGLETHORPE POWER CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2009

		Page No.
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Unaudited Condensed Balance Sheets as of March 31, 2009 and December 31, 2008	2
	Unaudited Condensed Statements of Revenues and Expenses For the Three Months ended March 31, 2009 and 2008	4
	Unaudited Condensed Statements of Patronage Capital and Membership Fees and Accumulated Other Comprehensive Deficit For the Three Months ended March 31, 2009 and 2008	5
	Unaudited Condensed Statements of Cash Flows For the Three Months ended March 31, 2009 and 2008	6
	Notes to Unaudited Condensed Financial Statements For the Three Months ended March 31, 2009 and 2008	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	31
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3.	Defaults Upon Senior Securities	31
Item 4.	Submission of Matters to a Vote of Security Holders	31
Item 5.	Other Information	31
Item 6.	Exhibits	32
SIGNATURES		33

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

Oglethorpe Power Corporation
Condensed Balance Sheets (Unaudited)
March 31, 2009 and December 31, 2008

	(dollars in thousands)
	2009	2008
Assets
Electric plant:
In service	$5,923,360	$5,906,865
Less: Accumulated provision for depreciation	(2,787,009)	(2,753,954)

	3,136,351	3,152,911
Nuclear fuel, at amortized cost	186,879	179,020
Construction work in progress	373,384	307,464

	3,696,614	3,639,395

Investments and funds:
Decommissioning fund	190,388	201,094
Deposit on Rocky Mountain transactions	110,044	108,219
Bond, reserve and construction funds	3,513	4,560
Investment in associated companies	43,845	43,441
Long-term investments	80,059	81,550
Other, at cost	391	391

	428,240	439,255

Current assets:
Cash and cash equivalents, at cost	414,101	167,659
Restricted cash, at cost	—	10,255
Restricted short-term investments	80,000	—
Receivables	129,062	116,679
Inventories, at average cost	184,651	175,350
Prepayments and other current assets	4,031	5,619

	811,845	475,562

Deferred charges:
Premium and loss on reacquired debt, being amortized	126,846	130,013
Deferred amortization of capital leases	83,636	85,612
Deferred debt expense, being amortized	44,785	41,905
Deferred outage costs, being amortized	33,358	27,137
Deferred tax assets	48,000	48,000
Deferred asset associated with retirement obligations	76,841	60,310
Deferred interest rate swap termination fees, being amortized	32,288	33,286
Deferred depreciation expense	50,114	42,955
Other	18,627	21,022

	514,495	490,240

	$5,451,194	$5,044,452

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Balance Sheets (Unaudited)
March 31, 2009 and December 31, 2008

	(dollars in thousands)
	2009	2008
Equity and Liabilities
Capitalization:
Patronage capital and membership fees	$551,476	$535,829
Accumulated other comprehensive deficit	(1,173)	(1,348)

	550,303	534,481
Long-term debt	3,656,911	3,278,856
Obligation under capital leases	233,946	236,067
Obligation under Rocky Mountain transactions	110,044	108,219

	4,551,204	4,157,623

Current liabilities:
Long-term debt and capital leases due within one year	112,929	110,647
Short-term borrowings	—	140,000
Accounts payable	18,663	29,305
Accrued interest	33,278	34,539
Accrued and withheld taxes	6,997	18,827
Members' advances, current	88,105	—
Other current liabilities	42,925	28,081

	302,897	361,399

Deferred credits and other liabilities:
Gain on sale of plant, being amortized	32,918	33,536
Net benefit of Rocky Mountain transactions, being amortized	56,540	57,336
Asset retirement obligations	286,024	281,458
Accumulated retirement costs for other obligations	47,739	49,675
Long-term contingent liability	48,000	48,000
Members' advances	72,182	5,000
Other	53,690	50,425

	597,093	525,430

	$5,451,194	$5,044,452

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Revenues and Expenses (Unaudited)
For the Three Months Ended March 31, 2009 and 2008

	(dollars in thousands)
	Three Months
	2009	2008
Operating revenues:
Sales to Members	$281,705	$291,310
Sales to non-Members	308	333

Total operating revenues	282,013	291,643

Operating expenses:
Fuel	88,574	98,887
Production	70,764	69,745
Purchased power	25,146	36,398
Depreciation and amortization	30,884	29,724
Accretion	4,565	4,303
Other	—	(2)

Total operating expenses	219,933	239,055

Operating margin	62,080	52,588

Other income (expense):
Investment income	7,502	8,867
Other	2,958	2,659

Total other income	10,460	11,526

Interest charges:
Interest on long-term debt and capital leases	56,136	55,628
Other interest	617	382
Allowance for debt funds used during construction	(3,805)	(2,337)
Amortization of debt discount and expense	3,945	3,774

Net interest charges	56,893	57,447

Net margin	$15,647	$6,667

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Patronage Capital and Membership Fees
and Accumulated Other Comprehensive Deficit (Unaudited)
For the Three Months Ended March 31, 2009 and 2008

	(dollars in thousands)
	Patronage Capital and Membership Fees	Accumulated Other Comprehensive (Deficit)	Total
Balance at December 31, 2007	$516,570	$(32,691)	$483,879

Components of comprehensive margin:
Net margin	6,667	—	6,667
Realized deferred loss on interest rate swap arrangements	—	32,806	32,806
Unrealized loss on available-for-sale securities	—	(2,553)	(2,553)

Total comprehensive margin			36,920

Balance at March 31, 2008	$523,237	$(2,438)	$520,799

Balance at December 31, 2008	$535,829	$(1,348)	$534,481

Components of comprehensive margin:
Net margin	15,647	—	15,647
Unrealized gain on available-for-sale securities	—	175	175

Total comprehensive margin			15,822

Balance at March 31, 2009	$551,476	$(1,173)	$550,303

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2009 and 2008

	(dollars in thousands)
	2009	2008
Cash flows from operating activities:
Net margin	$15,647	$6,667

Adjustments to reconcile net margin to net cash provided (used) by operating activities:
Depreciation and amortization, including nuclear fuel	54,405	52,034
Accretion cost	4,565	4,303
Amortization of deferred gains	(1,415)	(1,415)
Allowance for equity funds used during construction	(795)	(598)
Deferred outage costs	(13,850)	(17,389)
Loss on sale of investments	4,792	2,428
Regulatory deferral of costs associated with nuclear decommissioning	(7,747)	(1,202)
Other	453	675
Change in operating assets and liabilities:
Receivables	4,589	(39,267)
Inventories	(9,300)	326
Prepayments and other current assets	1,588	1,551
Accounts payable	(32,541)	(7,152)
Accrued interest	(1,261)	(672)
Accrued and withheld taxes	(11,830)	(17)
Other current liabilities	(2,571)	(11,425)
Settlement of interest rate swaps	—	(33,771)
Increase in Members' advances	155,287	—
Total adjustments	144,369	(51,591)

Net cash provided (used) by operating activities	160,016	(44,924)

Cash flows provided (used) by investing activities:
Property additions	(82,186)	(89,006)
Activity in decommissioning fund—Purchases	(193,608)	(118,133)
—Proceeds	192,686	112,776
Activity in bond, reserve and construction funds—Purchases	(2)	(35)
—Proceeds	1,049	1,077
Decrease in restricted cash and cash equivalents	10,255	48,124
Increase in restricted short-term investments	(80,000)	(40,033)
Decrease (increase) in investment in associated organizations	(639)	1,406
Activity in other long-term investments—Purchases	(452)	(172,111)
—Proceeds	—	178,395
Other	2,011	2,448

Net cash provided (used) by investing activities	(150,886)	(75,092)

Cash flows provided (used) by financing activities:
Long-term debt proceeds	408,900	—
Long-term debt payments	(30,689)	(67,063)
Payment of notes payable	(140,000)	—
Other	(899)	298

Net cash provided (used) by financing activities	237,312	(66,765)

Net decrease in cash and cash equivalents	246,442	(186,781)
Cash and cash equivalents at beginning of period	167,659	290,930

Cash and cash equivalents at end of period	$414,101	$104,149

Supplemental cash flow information:
Cash paid for—
Interest (net of amounts capitalized)	$54,209	$54,345
Plant expenditures included in ending accounts payable	$21,081	$(10,602)

The accompanying notes are an integral part of these condensed financial statements.

 Oglethorpe Power Corporation
Notes to Unaudited Condensed Financial Statements
March 31, 2009 and 2008

(A)
General.    The condensed financial statements included in this report have been prepared by Oglethorpe Power Corporation (Oglethorpe), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the information furnished in this report reflects all adjustments (which include only normal recurring adjustments) and estimates necessary to fairly state, in all material respects, the results for the periods ended March 31, 2009 and 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to SEC rules and regulations, although Oglethorpe believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the SEC. The results of operations for the three-month period ended March 31, 2009 are not necessarily indicative of results to be expected for the full year. As noted in Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, substantially all of Oglethorpe's sales are to its 38 electric distribution cooperative members (the Members) and, thus, the receivables on the accompanying balance sheets are principally from its Members. (See "Notes to Financial Statements" in Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.)

(B)
Fair Value Measurements.    Fair value measurements for financial and non-financial assets and liabilities are disclosed in accordance with Statement of Financial Accounting Standards (SFAS) No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements.

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

    •
    Level 3.    Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may include internally developed methodologies that result in management's best estimate of fair value. Level 3 financial instruments are those whose fair value is based on significant unobservable inputs.

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

  The tables below details assets and liabilities measured at fair value on a recurring basis for the periods ending March 31, 2009 and December 31, 2008, respectively (dollars in thousands).

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	March 31, 2009	(Level 1)	(Level 2)	(Level 3)

Decommissioning funds	$190,388	$178,630	$10,318	$1,440
Bond, reserve and construction funds	3,513	3,513	—	—
Long-term investments	80,059	50,440	—	29,619	(1)
Natural gas swaps	(35,432)	—	(35,432)	—
Deposit on Rocky Mountain transactions	110,044	—	—	110,044
Investments in associated companies	43,845	—	—	43,845

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other	Significant Unobservable Inputs
	December 31, 2008	(Level 1)	(Level 2)	(Level 3)

Decommissioning funds	$201,094	$184,854	$10,155	$6,085
Bond, reserve and construction funds	4,560	4,560	—	—
Long-term investments	81,550	51,907	—	29,643	(1)
Natural gas swaps	(18,836)	—	(18,836)	—
Deposit on Rocky Mountain transactions	108,219	—	—	108,219
Investments in associated companies	43,441	—	—	43,441

(1)
Represents auction rate securities investments held by Oglethorpe.

  The following tables present assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs for the three months ended March 31, 2009 (dollars in thousands).

	Three Months Ended March 31, 2009
	Decommissioning funds	Long-term investments	Deposit on Rocky Mountain transactions	Investments in associated companies

Assets:
Balance at December 31, 2008	$6,085	$29,643	$108,219	$43,441
Total gains or losses (realized/unrealized):
Impairment included in other comprehensive deficit	—	(24)	—	—
Transfers to Level 3	(4,645)	—	1,825	404

Balance at March 31, 2009	$1,440	$29,619	$110,044	$43,845

	Three Months Ended March 31, 2008
	Decommissioning funds	Long-term investments	Deposit on Rocky Mountain transactions	Investments in associated companies

Assets:
Balance at January 1, 2008	$1,342	$7,300	$101,272	$46,449
Total gains or losses (realized/unrealized):
Included in earnings	(50)	—	—	—
Included in regulatory asset	20	—	—	—
Impairment included in other comprehensive deficit	—	(2,435)	—	—
Transfers to Level 3	(327)	46,300	1,709	(1,232)

Balance at March 31, 2008	$985	$51,165	$102,981	$45,217

Interest Rate Swaps
Liabilities:
Balance at January 1, 2008	$30,526
Total gains or losses (realized/unrealized):
Included in other comprehensive deficit	3,245
Included in regulatory assets and liabilities	(33,771)

Balance at March 31, 2008	$—

  Based on market conditions including the failure of various auctions for auction rate securities in which Oglethorpe invested, Oglethorpe uses an income approach valuation using a discounted cash flow model based on projected cash flows at current rates and adjusted for illiquidity premiums based on discussions with market participants to determine the fair value of these investments. At March 31, 2009, Oglethorpe held auction rate securities with maturity dates ranging from March 15, 2028 to December 1, 2045.

  Based on the fair value of these auction rate securities as of March 31, 2009 determined using a discounted cash flow analysis, an additional temporary impairment of approximately $24,000 was recorded as an incremental adjustment to the $1,657,000 that was previously recorded at December 31, 2008. The temporary impairment is reflected in "Accumulated Other Comprehensive Deficit" on the condensed unaudited balance sheets. The various assumptions Oglethorpe utilizes to determine the fair value of its auction rate securities investments will vary from period to period based on the prevailing economic conditions. If the market for Oglethorpe's auction rate securities investments continues to deteriorate, Oglethorpe may need to increase the illiquidity premium used in preparing a discounted cash flow model for these securities. A 25 basis point increase in the illiquidity premium used to determine the fair value of these investments at March 31, 2009, would have resulted in a decrease in the fair value of Oglethorpe's auction rate securities investments by approximately $1,540,000.

  These investments were rated either A3 or Aaa by Moody's Investors Service ("Moody's") and AAA by Standard and Poor's ("S&P"), respectively, as of March 31, 2009. Therefore, it is expected that the investments will not be settled at a price less than par value. Because Oglethorpe has the ability and intent to hold these investments until a recovery of its original investment value, it considered the investments to be temporarily impaired at March 31, 2009.

(C)
Adoption of SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities." Effective January 1, 2009, Oglethorpe adopted SFAS No. 161. The standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures that reflect the effect of these activities on an entity's financial position, financial performance, and cash flows.

  Oglethorpe has entered into natural gas swap arrangements to manage its exposure to fluctuations in the market price of natural gas. Under these swap arrangements, Oglethorpe pays the counterparty a fixed price for specified natural gas quantities and receives a payment for such quantities based on a market price index. These payment obligations are netted, such that if the market price index is lower than the fixed price, Oglethorpe will make a net payment, and if the market price index is higher, than the fixed price, Oglethorpe will receive a net payment.

  At March 31 2009, the estimated fair value of Oglethorpe's natural gas contracts was an unrealized loss of approximately $35,432,000. See Note B for further discussion on fair value measurements of financial instruments. Consistent with Oglethorpe's rate-making for energy costs which are flowed-through to the Members, these unrealized losses are reflected as an unbilled receivable on Oglethorpe's balance sheet.

  The following table presents Oglethorpe's natural gas derivative volumes, as of March 31, 2009, that are expected to settle each year:

Year	Natural Gas Swaps (MMBTUs) (in millions)

2009	7.68
2010	5.00

Total	12.68

  The table below reflects the fair value of derivative instruments and their effect on Oglethorpe's condensed unaudited balance sheets for the period ending March 31, 2009 (dollars in thousands).

Fair Values of Derivative Instruments
	Regulatory Assets		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments under SFAS No. 133:
Commodity contracts (Natural Gas Swaps)	Receivables	$35,440	Other Current Liabilities	$35,440
Commodity contracts (Natural Gas Swaps)	Receivables	(8)	Other Current Liabilities	(8)

Total Derivatives designated as hedging instruments under SFAS No. 133		$35,432		$35,432

Effect of Derivative Instruments on the Condensed Statement of Revenues and Expenses
Derivatives in SFAS No. 133 Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives

Commodity contracts (Natural Gas Swaps)	Purchased Power	$46
Commodity contracts (Natural Gas Swaps)	Purchased Power	(2,079)

Total		$(2,033)

  Oglethorpe is exposed to credit risk as a result of entering into these hedging arrangements. Credit risk is the potential loss resulting from a counterparty's nonperformance under an agreement. Oglethorpe manages credit risk with policies and procedures for, among other things, counterparty analysis, exposure measurement, and exposure monitoring and mitigation.

  It is possible that volatility in commodity prices could cause the company to have credit risk exposures with one or more counterparties. If such counterparties fail to perform their obligations, the company could suffer a financial loss. However, as of March 31, 2009, all of the counterparties with transaction amounts outstanding in Oglethorpe's hedging portfolio are rated above investment grade by the major rating agencies or have provided a parental guaranty from one of their affiliates that is rated above investment grade.

  Oglethorpe has entered into International Swaps and Derivatives Association Agreements with its natural gas hedge counterparties that mitigate credit exposure by creating contractual rights relating to creditworthiness, collateral and termination.

  Additionally, Oglethorpe has implemented procedures to monitor the creditworthiness of our counterparties and to consider nonperformance in valuing counterparty positions. Oglethorpe has contracted with a third party to assist in monitoring counterparties' credit standing, including those that are experiencing financial problems, have significant swings in credit default swap rates, have credit rating changes by external rating agencies, or have changes in ownership. Net liability positions are generally not adjusted as the company uses derivative transactions as hedges and has the ability and intent to perform under each of their contracts. In the instance of net asset positions, the company considers general market conditions and the observable financial health and outlook of specific counterparties, forward looking data such as credit default swaps, when available, and historical default probabilities from credit rating agencies in evaluating the potential impact of nonperformance risk to derivative positions.

  The contractual agreements contain provisions that could require either Oglethorpe or the counterparty to post collateral or credit support. The amount of collateral or credit support that could be required is calculated as the difference between the aggregate fair value of the hedges and pre-established credit thresholds. The credit thresholds are contingent upon each party's credit standing and credit ratings from the major credit rating agencies (Moody's and S&P). The collateral and credit support requirements vary by contract and by counterparty. Oglethorpe may only post credit support in the form of a letter of credit due to provisions within its Indenture; however, Oglethorpe may receive collateral in the form of cash or credit support. As of March 31, 2009, neither Oglethorpe nor any counterparties were required to post credit support or collateral under any of these agreements. If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2009 due to Oglethorpe's credit rating being downgraded below investment grade, Oglethorpe could have been required to post letters of credit totaling up to $35,000,000 with its counterparties.

(D)
Recently Issued or Adopted Accounting Pronouncements.    In April 2009, the FASB issued Staff Position No. 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP 157-4"). FSP 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique and inputs used, the objective for the fair value measurement is unchanged from what it would be if markets were operating at normal activity levels or transactions were orderly; that is, to determine the current exit price. FSP 157-4 sets forth additional factors that should be considered to determine whether there has been a significant decrease in volume and level of activity when compared with normal market activity. The reporting entity shall evaluate the significance and relevance of the factors to determine whether, based on the weight of evidence, there has been a significant decrease in activity and volume. FSP 157-4 indicates that if an entity determines that either the volume or level of activity for an asset or liability has significantly decreased (from normal conditions for that asset or liability) or price quotations or observable inputs are not associated with orderly transactions, increased analysis and management judgment will be required to estimate fair value. FSP 157-4 further notes that a fair value measurement should include a risk adjustment to reflect the amount market participants would demand because of the risk (uncertainty) in the cash flows.

  FSP 157-4 also requires a reporting entity to make additional disclosures in interim and annual periods. FSP 157-4 is effective for interim periods ending after June 15, 2009, with early application permitted for periods ending after March 15, 2009. Revisions resulting from a change in valuation techniques or their application are accounted for as a change in accounting estimate. Currently, the adoption of FSP 157-4 is not expected to have a material effect on Oglethorpe's results of operations, cash flows or financial condition.

  In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP FAS 107-1 and APB 28-1"). FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments in interim and annual financial statements. FSP FAS 107-1 and APB 28-1 are effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Currently, the adoption of FSP 107-1 and APB 28-1 are not expected to have a material effect on Oglethorpe's results of operations, cash flows or financial condition.

  Oglethorpe adopted SFAS No. 141 (revised 2007) "Business Combinations" issued by the Financial Accounting Standards Board (FASB) December 2007 effective January 1, 2009. SFAS No. 141(r) establishes principles and requirements for how the acquirer in a business combination: a) recognizes and measures the identifiable assets acquired, liabilities assumed, and noncontrolling interest in acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; c) determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. The adoption of SFAS No. 141(r) did not have a material affect on Oglethorpe's results of operations, cash flows or financial condition.

  In November 2007, the FASB issued a one-year deferral for the implementation of SFAS No. 157 "Fair Value Measurements" for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The deferral was applicable for asset retirement obligations measured at fair value upon initial recognition under FASB Statement No. 143 "Accounting for Asset Retirement Obligations", or upon a remeasurement event. Oglethorpe adopted SFAS No. 157 for non-financial assets and non-financial liabilities effective January 1, 2009 with no material effect on its results of operations, cash flows or financial condition.

(E)
Accumulated Comprehensive Deficit.    The table below provides detail of the beginning and ending balance for each classification of accumulated other comprehensive deficit along with the amount of any reclassification adjustments included in margin for each of the periods presented in the Condensed Statements of Patronage Capital and Membership Fees and Accumulated Other Comprehensive Deficit. There were no material changes in the nature, timing or amounts of expected (gain) loss reclassified to net margin from the amounts disclosed in Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

  Oglethorpe's effective tax rate is zero; therefore, all amounts below are presented net of tax.

	Accumulated Other Comprehensive Deficit
	(dollars in thousands)
	Interest Rate Swap Arrangements	Available-for-sale Securities	Total

Balance at December 31, 2007	$(32,806)	$115	$(32,691)

Unrealized gain/(loss)	—	(2,553)	(2,553)
Realized deferred loss	32,806	—	32,806

Balance at March 31, 2008	$—	$(2,438)	$(2,438)

Balance at December 31, 2008	$—	$(1,348)	$(1,348)

Unrealized gain/(loss)	—	175	175

Balance at March 31, 2009	$—	$(1,173)	$(1,173)

(F)
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

  In general, environmental requirements are becoming increasingly stringent. New requirements may substantially increase the cost of electric service by requiring changes in the design or operation of existing facilities or changes or delays in the location, design, construction or operation of new facilities. Failure to comply with these requirements could result in the imposition of civil and criminal penalties as well as the complete shutdown of individual generating units not in compliance. Certain of Oglethorpe's debt instruments require us to comply in all material respects with laws, rules, regulations and orders imposed by applicable governmental authorities, which include current or future environmental laws and regulations. Should we fail to be in compliance with these requirements, it would constitute a default under such debt instruments. Although it is Oglethorpe's intent to comply with current and future regulations, Oglethorpe cannot provide assurance that it will always be in compliance with current and future regulations applicable to it.

(G)
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

  These bond insurer downgrades caused a corresponding downgrade of the ratings on the insured bonds, leading to increased focus on the underlying issuer credit, wider credit spreads and higher interest rates, and in some cases failed auctions in the auction rate securities (ARS) market and failed remarketings in the variable rate demand bond (VRDB) market. However, the bank liquidity support that is typically used in the VRDB market may somewhat mitigate the otherwise negative effect of bond insurer downgrades versus the ARS market which relies on the broker/dealers for liquidity support. The ARS market is no longer functioning as originally anticipated, and investors are trying to liquidate ARS investments as they can.

  The bond insurer downgrades and related issues in the ARS market required Oglethorpe to refinance, or otherwise convert to a term or fixed rate of interest, approximately $819,000,000 of variable rate PCBs in 2008 (of which Georgia Transmission Corporation (GTC) has assumed an $86,000,000 obligation).

  At March 31, 2009, Oglethorpe had $123,000,000 of PCBs in the ARS mode that remained outstanding. These ARS reprice in Dutch auctions that occur every 35 days, but the auctions have been failing consistently since early 2008 for the reasons described above. However, since the interest rates on these ARS, in the event of a failed auction, are reset at a percentage of LIBOR (which has been low in recent months), the interest rates on the ARS have been below 1% since January 2009.

(H)
Restricted short-term investments.    At March 31, 2009, Oglethorpe had $80,000,000 on deposit with RUS in the Cushion of Credit Account. The funds are restricted for future Rural Utilities Service (RUS)/Federal Financing Bank (FFB) debt service payments and earn interest at a RUS guaranteed rate of 5% per annum.

(I)
Members' Advances.    In December 2008, Oglethorpe instituted a power bill prepayment program pursuant to which Members can prepay their power bills from Oglethorpe at a discount for an agreed number of months in advance, after which point the funds are credited against the participating Members' monthly power bills. At March 31, 2009, Member advances including unpaid discounts were $160,287,000, of which, $88,105,000 is classified as current liabilities and $72,182,000 as deferred credits and other liabilities in the condensed balance sheets. In addition, Oglethorpe has received an additional $25,500,000 from Members in relation to this program, subsequent to March 31, 2009. These amounts will be applied against Members' power bills beginning in May 2009 and extending through June 2011.

(J)
Rocky Mountain Lease Arrangements.

  Relationship with AIG Matched Funding Corp.    Oglethorpe's wholly owned subsidiary, Rocky Mountain Leasing Corporation (RMLC), is required to enter into and maintain an arrangement pursuant to which a third party meeting certain minimum credit rating requirements agrees to make payments sufficient to fund the equity portion of the fixed purchase price of the undivided interests in the Rocky Mountain Pumped Storage Hydroelectric Facility (Rocky Mountain) that RMLC leases from the six Owner Trusts (the "Trusts") formed to effectuate the Rocky Mountain Leasing Arrangements, if Oglethorpe causes RMLC to exercise its option to purchase these interests when the leases expire in 2027. Consequently, RMLC entered into six Equity Funding Agreements with AIG Matched Funding Corp. (collectively, the "AIG Equity Funding Agreements"), which is a wholly owned subsidiary of American International Group, Inc. (AIG), concurrently with the consummation of the Rocky Mountain Lease Arrangements. AIG has guaranteed the obligations of AIG Matched Funding Corp. under the AIG Equity Funding Agreements.

  Pursuant to the AIG Equity Funding Agreements, RMLC deposited $57,000,000 with AIG Matched Funding Corp. that was invested in six guaranteed investment contracts that will increase in value during the term of the lease, and at the end of the lease term will have a value equal to the equity portion of the fixed purchase price, or $372,000,000. These investments are reflected on Oglethorpe's condensed unaudited balance sheets as "Deposit on Rocky Mountain transactions", with a balance of $110,044,000 at March 31, 2009.

  The operative agreements relating to the Rocky Mountain Lease Arrangements provide that if AIG fails to maintain a credit rating of at least Aa3 from Moody's and AA- from S&P, then AIG Matched Funding Corp. will be required to post collateral having a stipulated credit quality to secure its obligations under the AIG Equity Funding Agreements. Moreover, if AIG fails to maintain a credit rating of at least Baa3 from Moody's and BBB- from S&P, then RMLC must, within 60 days of becoming aware of such fact, enter into replacement Equity Funding Agreements with a financial institution that has credit ratings of at least Aa3 from Moody's or AA- from S&P. In the event that RMLC were not able to enter into replacement Equity Funding Agreements, then RMLC may be required to purchase the Trusts' equity interests from the owners thereof.

  In September 2008, Moody's lowered AIG's rating to A2 from Aa3 and S&P lowered AIG's rating to A- from AA-. As a result of the downgrade, AIG Matched Funding Corp. posted collateral in compliance with the AIG Equity Funding Agreements, consisting of securities issued by an instrumentality of the United States government that are rated triple-A in an amount equal to the net present value of its future payment obligations related to the equity portion of the fixed purchase price (the "Collateral Requirement"). In accordance with the terms of the AIG Equity

  Funding Agreements, the market value of the posted collateral (other than cash) will be determined weekly by an independent third party and AIG Matched Funding Corp. will be required to post additional collateral to the extent that it is determined that the market value of such collateral, together with the cash collateral (if any), has fallen below the Collateral Requirement. According to U.S. Bank National Association, which as collateral agent holds the collateral and provides the weekly valuation thereof, the market value of the collateral was approximately $115,000,000 at March 31, 2009.

  Relationship with AMBAC.    In addition, the operative agreements require Oglethorpe to maintain surety bonds with a surety bond provider that meets minimum credit rating requirements to secure certain of Oglethorpe's payment obligations under the Rocky Mountain Lease Arrangements. Accordingly, Oglethorpe entered into a surety bond arrangement with AMBAC concurrently with the consummation of the Rocky Mountain Lease Arrangements.

  The operative agreements provide that if the surety bond provider fails to maintain a credit rating of at least AA from S&P or Aa2 from Moody's, then Oglethorpe must, within 60 days of becoming aware of such fact, provide (i) a replacement surety bond from a surety bond provider that has such credit ratings, (ii) a letter of credit from a bank with such credit ratings, (iii) other acceptable credit enhancement or (iv) any combination thereof.

  On November 19, 2008, S&P lowered AMBAC's credit rating from AA to A. Because AMBAC already had a credit rating of Baa1 from Moody's, such action by S&P triggered the requirement for Oglethorpe to provide the replacement credit enhancement discussed above. Each of the three owner participants have granted Oglethorpe extensions of time to provide this replacement credit enhancement.

  Oglethorpe and the owner participants have been negotiating with Berkshire Hathaway Assurance Corporation (Berkshire), rated AAA by S&P and Aa1 by Moody's, since January 2009 on two separate structures that would add new surety bond coverage into the Rocky Mountain Lease Arrangements. Oglethorpe's management believes that, based on progress made thus far, the owner participants will grant further extensions of time as necessary to bring this matter to closure. Oglethorpe does not believe the cost of such replacement credit enhancement will have a material adverse effect on its results of operations or its financial condition.

  In the event Oglethorpe is ultimately unable to implement the replacement credit enhancement with any of the three owner participants or further extensions of time are not granted by the owner participants as necessary, then Oglethorpe may be required to purchase the equity interest of the owner participant in the related owner trust if the owner participant exercises such right under the operative agreements relating to the Rocky Mountain Lease Arrangements. Oglethorpe estimates that the current maximum aggregate amount of exposure it would have if it were required to purchase the equity interests of all six owner trusts is approximately $250,000,000, and this amount will begin to decline in 2011 until it reaches zero by the end of the lease term in 2027. This amount is net of the accreted value of the guaranteed investment contracts that were entered into with AIG Matched Funding Corp. in connection with the Rocky Mountain Lease Arrangements. The actual value of the guaranteed investment contracts may be more or less than the accreted value as a result of changes in interest rates and market conditions. In September 2008, AIG Matched Funding Corp. began posting collateral in compliance with the AIG Equity Funding Agreements consisting of securities issued by an instrumentality of the U.S. Government that are rated AAA in an amount approximately equal to 105% of the net present value of its future payment obligation related to the equity portion of the fixed purchase price.

  Oglethorpe's inability to timely provide such replacement credit enhancement, or otherwise either obtain additional time from the owner participants or purchase the equity interests, may constitute a cross default or an event of default under certain of Oglethorpe's loan agreements, derivative agreements and other evidences of indebtedness, and the other parties may elect to exercise their rights and remedies under these agreements. Such rights include the right to cease making advances under any loan agreements as a result of any of the foregoing.

  Oglethorpe expects to have adequate liquidity to purchase the equity interests, based on the maximum aggregate exposure amount of approximately $250,000,000, if it were required to do so.

(K)
New Bond Issuance.    In February 2009, Oglethorpe issued $350,000,000 of Series 2009A taxable fixed rate first mortgage bonds for the purposes of financing a portion of construction costs associated with new generation facilities, to enhance existing generation facilities and to provide liquidity for general corporate purposes. The first mortgage bonds were secured under Oglethorpe's Mortgage Indenture.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Oglethorpe Power Corporation (Oglethorpe) is a power supply cooperative owned by 38 retail electric distribution cooperative members (the Members). The Members are consumer-owned distribution cooperatives providing retail electric service in Georgia on a not-for-profit basis. Oglethorpe's principal business is providing wholesale electric power to the Members through a combination of its generation assets and power purchased from power marketers and other suppliers. As with cooperatives generally, Oglethorpe operates on a not-for-profit basis.

Forward-Looking Statements and Associated Risks

This Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding, among other items, (i) anticipated transactions by Oglethorpe, (ii) Oglethorpe's future capital requirements and sources of capital and (iii) achievement of a Margins for Interest Ratio (MFI Ratio) at or above the minimum requirement contained in Oglethorpe's Mortgage Indenture and approved by Oglethorpe's Board of Directors. These forward-looking statements are based largely on Oglethorpe's current expectations and are subject to a number of risks and uncertainties, some of which are beyond Oglethorpe's control. For a discussion of some factors that could cause actual results to differ materially from those anticipated by these forward-looking statements, see "Financial Condition—Capital Requirements and Liquidity and Sources of Capital—Current Financial Market Conditions" herein and Item 1A-Risk Factors in Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. In light of these risks and uncertainties, there can be no assurance that events anticipated by the forward-looking statements contained in this Quarterly Report on Form 10-Q will in fact transpire.

Results of Operations

For the Three Months Ended March 31, 2009 and 2008

Net Margin

Oglethorpe's net margin for the three-month period ended March 31, 2009 was $15.6 million compared to $6.7 million for the same period of 2008. The increase in net margin for the current three-month period compared to the same period of 2008 was primarily due to interest expense on long-term debt being lower than budgeted during the first quarter of 2009. In addition, higher budgeted net margin for 2009 also contributed to the increase in net margin for 2009 as compared to 2008.

Throughout the year, Oglethorpe monitors its financial results and, with Board approval, makes budget adjustments when and as necessary to ensure that a net margin equivalent to a 1.12 MFI Ratio is achieved. Oglethorpe's management anticipates that the margin for the year ending December 31, 2009 will be approximately $26.9 million, which will yield a MFI Ratio of 1.12. To enhance financial coverage during an anticipated period of generation facility construction, Oglethorpe's Board approved a budget for 2009 to achieve a 1.12 MFI Ratio (above the minimum 1.10 required by the Mortgage Indenture). For additional information on Oglethorpe's margin requirement, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Summary of Cooperative Operations—Rates and Regulation" in Oglethorpe's Annual Report on Form 10-K for fiscal year ended December 31, 2008. For additional information on Oglethorpe's generation facility construction, see "BUSINESS—Oglethorpe's Power Supply Resources-Future Power Resources" in Oglethorpe's Annual Report on Form 10-K for fiscal year ended December 31, 2008.

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

Total revenues from sales to Members were 3.3% lower in the three-month period ended March 31, 2009 than such revenues for the same period of 2008. Megawatt-hour (MWh) sales to Members decreased 9.7% in the three-month period ended March 31, 2009 versus the same period of 2008. The average total revenue per MWh from sales to Members increased 7.1% for the three-month period ended March 31, 2009 compared to the same period of 2008.

The components of Member revenues for the three months ended March 31, 2009 and 2008 were as follows (amounts in thousands except for cents per kilowatt hour):

	Three Months Ended March 31,
	2009	2008
Capacity revenues	$163,963	$150,478
Energy revenues	117,742	140,832

Total	$281,705	$291,310

Kilowatt hours sold to Members	4,831,378	5,348,914
Cents per kilowatt hour	5.83¢	5.45¢

Capacity revenues for the three-month period ended March 31, 2009 increased 9.0% compared to the same period of 2008. The increase in capacity revenues primarily resulted from higher budgeted interest expense on long-term debt relating to an expected increase in debt levels resulting from generation facility construction. In addition, higher net margins due to both an increase in budgeted interest expense upon which MFI is calculated off of and due to an increase in the MFI target to 1.12 in 2009 compared to a MFI target of 1.10 in 2008, contributed to the increase in capacity revenues in such period. Energy revenues were 16.4% lower for the three-month period ended March 31, 2009 compared to the same period of 2008. Oglethorpe's average energy revenue per MWh from sales to Members was 7.4% lower for the current period of 2009 as compared to the same period of 2008. The decrease in energy revenues for the three-month period ended March 31, 2009 compared to the same period of 2008 was primarily due to the pass-through to Oglethorpe's Members of lower fuel costs (primarily due to lower coal-fired generation) and lower purchased power energy costs (primarily due to the lower volume of purchased MWhs). For a discussion of fuel costs and purchased power costs, see "Operating Expenses" below.

Operating Expenses

Operating expenses for the three-month period ended March 31, 2009 decreased 8.0% compared to the same period of 2008. The decrease in operating expenses for the first quarter of 2009 compared to the same quarter of 2008 was primarily due to lower fuel costs and lower purchased power costs.

For the three-month period ended March 31, 2009 compared to the same period of 2008, total fuel costs decreased 10.4% while total generation decreased 7.4%. Average fuel costs per MWh decreased 3.2% in the current period of 2009 compared to the same period of 2008. The decrease in total fuel costs during the first quarter of 2009 compared to the same quarter of 2008 resulted primarily from lower coal-fired generation at Plants Scherer and Wansley, offset somewhat by higher generation at the natural gas-fired Chattahoochee energy facility. The decrease in average fuel costs during the first quarter of 2009 compared to the same quarter of 2008 resulted primarily from a 29.1% decrease in generation at Plants Scherer and Wansley due to scheduled outages at both Plants Scherer and Wansley whereas last year there was only a scheduled outage at Plant Wansley. Coal-fired generation has a higher average cost per MWh of generation as compared to nuclear generation. Natural gas-fired generation at Chattahoochee increased 117.3% or 319,000 MWhs, primarily due to a substantial decline in the price of natural gas; the average fuel cost per MWh of natural gas-fired generation at Chattahoochee decreased 49.4% in the first quarter of 2009 from levels a year ago.

Total purchased power costs decreased 30.9% for the three-month period ended March 31, 2009 compared to the same period of 2008. Purchased MWhs decreased 61.8% for the three months ended March 31, 2009 compared to the same period of 2008. The average cost per MWh of total purchased power increased 80.8% for the three months ended March 31, 2009 compared to the same period of 2008.

Purchased power costs were as follows (amounts in thousands except for cents per kilowatt hour):

	Three Months Ended March 31,
	2009	2008
Capacity costs	$10,683	$10,220
Energy costs	14,463	26,178

Total	$25,146	$36,398

Kilowatt hours of purchased power	145,968	381,964
Cents per kilowatt hour	17.23¢	9.53¢

Purchased power capacity costs remained relatively unchanged in the three-month period of 2009 compared to the same period of 2008. Purchased power energy costs for the three-month period ended March 31, 2009 decreased 44.8% compared to the same period of 2008. The average cost of purchased power energy increased 44.6% for the three-month period ended March 31, 2009 compared to the same period of 2008. The decreases in purchased power energy costs and in the volume of purchased MWhs along with the increase in the cost per MWh were all primarily due to the expiration of the Morgan Stanley purchased power agreement effective December 31, 2008.

Other Income

Investment income decreased 15.4% (or $1.4 million) in the three-month period ended March 31, 2009 compared to the same period of 2008. The decrease in investment income resulted primarily from realized losses sustained in the decommissioning trust funds. The income (loss) from investments in Oglethorpe's external and internal decommissioning funds for the periods ended March 31, 2009 and 2008 totaled ($3.3) million and $2.9 million, respectively. For nuclear decommissioning, Oglethorpe records a regulatory asset or liability for the timing difference in accretion expense recognized under SFAS No. 143, "Accounting for Asset Retirement Obligations," compared to the expense recovered for ratemaking purposes. The adjustments to investment income for these timing differences resulted in increases to the regulatory asset of $7.7 million and $1.3 million for the three-month period ended March 31, 2009 and 2008, respectively. Additionally, a $9.0 million decrease in the fair market value of the nuclear decommissioning fund contributed to the increase in the regulatory asset. For further discussion on the regulatory asset, see "Balance Sheet Analysis" below.

A new decommissioning site study will be performed later in 2009. The combination of the results of the decommissioning site study along with investment returns during 2009 will be utilized to assess whether additional decommissioning collections will be required in future years. Oglethorpe's management believes that any increase in the cost estimates of decommissioning or decline in investment earnings can be recovered in future rates.

Additionally, a decrease in interest earnings on cash and cash equivalent investments due to lower market interest rates on those investments in 2009 compared to 2008 contributed to the overall decrease in investment income.

Balance Sheet Analysis as of March 31, 2009

Assets

Property additions for the period ended March 31, 2009 totaled $82.2 million. The expenditures were primarily for environmental control systems being installed at Oglethorpe's coal-fired generation plants, nuclear fuel, and normal additions and replacements to existing generation facilities.

Construction work in progress increased by $65.9 million in the three-month period ended March 31, 2009, primarily due to costs incurred for various replacement and improvement projects (including environmental control systems) at existing generation facilities and partially due to construction costs for new generation. New generation construction costs incurred during the first quarter of 2009 were approximately $29.7 million.

Cash and cash equivalents increased by $246.4 million largely as a result of proceeds received from the issuance of new long-term debt and funds received from some Members for prepayment of their monthly power bills. For information regarding the issuance of new long-term debt see, Note K of Notes to Unaudited Condensed Financial Statements. A portion of the funds was used to repay short-term borrowings and other debt obligations, as well as property additions and payments to Georgia Power Corporation (GPC) for operations and maintenance costs. For information regarding the power bill prepayment program, see Note I of Notes to Unaudited Condensed Financials Statements.

Restricted cash at December 31, 2008 represented a portion of the proceeds obtained from the December 2008 refinancing transactions. These proceeds, which were on deposit with a trustee, were subsequently used in the first quarter of 2009 to pay principal related to PCB debt that matured in January 2009.

Restricted short-term investments represent funds deposited into a RUS Cushion of Credit Account with the U.S. Treasury and earn interest at a guaranteed rate of 5% per annum. The funds, including interest earned thereon, can only be applied to debt service on RUS notes and RUS-guaranteed FFB notes. For information regarding the RUS Cushion of Credit Account, see Note H of Notes to Unaudited Condensed Financials Statements.

During the three months ended March 31, 2009, receivables increased 10.6%, or $12.4 million. The increase was largely attributable to a $16.6 million increase in the receivable associated with unrealized losses on natural gas contracts. See Note C of Notes to Unaudited Condensed Financial Statements for more information regarding this unrealized loss. The December 31, 2008 receivables balance included approximately $11.7 million of credit available to the Members for a Board approved reduction to 2008 revenue requirements. The increase in receivables was also partially due to these credits being realized by the Members during 2009. Somewhat offsetting the foregoing increases was an approximately $15.3 million decrease in the receivable from the Members for regular monthly billings. The decrease was primarily due to lower energy costs in March 2009 as compared to December 2008. The lower energy costs were driven by a decrease in generation during the comparable time periods.

The $1.6 million decrease in prepayments and other current assets was primarily due to the amortization of prepaid insurance.

Deferred outage costs increased $6.2 million (net of amortization), or 22.9%, as a result of the deferral of approximately $9.1 million of refueling outage costs incurred at Plant Hatch Unit No. 2 and $4.3 million of scheduled major maintenance costs at Plant Scherer Unit No. 2 during the quarter ended March 31, 2009. Deferred outage costs are amortized over the plant's operating cycle.

Deferred depreciation expense represents amounts being deferred in relation to the application made to the Nuclear Regulatory Commission (NRC) to extend the licenses for Vogtle Unit No. 1 and Unit No. 2 for an additional 20 years. For further discussion regarding deferred depreciation expense, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Results of Operations—Operation Expenses" in Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

The $16.5 million increase in the deferred asset associated with retirement obligations was partially due to a $9.0 million decrease in the fair market value of the nuclear decommissioning fund. Consistent with Oglethorpe's ratemaking policy, unrealized gains or losses from the nuclear decommissioning fund are added to or deducted from the deferred asset associated with retirement obligations. The decrease in the fair market value of the nuclear decommissioning fund therefore increased the deferred asset $9.0 million. The deferred asset also increases or decreases to the extent of timing differences between the recognized accretion expense associated with nuclear decommissioning and the amounts recovered through decommissioning fund earnings. Accretion expense of approximately $4.4 million and decommissioning fund net losses of approximately $3.3 million resulted in the deferred charge increasing an additional $7.7 million.

Other deferred charges decreased $2.4 million primarily due to a decrease in equipment prepayments to GPC. These prepayments are associated with refueling outages at Plant Hatch and Plant Vogtle.

Equity and Liabilities

Long-term debt increased $378.1 million as a result of the issuance of $350 million of Series 2009A fixed rate first mortgage bonds and $59.2 million advanced under RUS-guaranteed FFB loans. The increase was somewhat offset by approximately $28.7 million of principal payments made for certain long-term debt.

Accounts payable decreased $10.6 million, or 36.3%, largely as a result of a $5.3 million decrease in purchase power payables. The expiration of the Morgan Stanley purchase power agreement on December 31, 2008 accounted for $3.9 million of this decrease and the remaining decrease in purchase power payables was primarily due to a decrease in spot market purchases of energy. The payable to GPC for operation, maintenance and capital costs also decreased by $3.5 million. The payable for natural gas purchases also decreased by $1.7 million, primarily due to a decrease in the price of natural gas.

The $140.0 million of short-term borrowings outstanding at December 31, 2008 was repaid in January 2009.

Accrued and withheld taxes decreased $11.8 million as a result of property tax payments made during the first quarter of 2009, net of the normal monthly property tax accruals.

Members' advances represent funds received from the Members for prepayment of their monthly power bill. At March 31, 2009, approximately $88.1 million was classified as a current liability and approximately $72.2 million was classified as a long-term deferred liability. For information regarding the power bill prepayment program, see Note I of Notes to Unaudited Condensed Financials Statements.

Other current liabilities increased by $14.8 million primarily due to a $16.6 million increase in the liability associated with the unrealized loss on natural gas contracts, partially offset by a $2.2 million decrease in accrued payroll as a result of the payout of the 2008 performance pay.

Financial Condition

Capital Requirements and Liquidity and Sources of Capital

Environmental Capital Requirements

Oglethorpe's future capital expenditures depend in part on implementation of new or existing laws, regulations, judicial decisions, and how Oglethorpe and the other co-owners of coal-fired Plants Scherer and Wansley choose to comply with these regulations once finalized. Regulations adopted by the Georgia Environmental Protection Division (EPD) specify certain environmental control equipment that must be added to Georgia electric generating units by specific dates, including Plants Scherer and Wansley. As described in "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—Capital Requirements" in Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, Oglethorpe forecasts expenditures of $744 million in the period 2009 through 2014 to complete environmental compliance projects underway at Plants Scherer and Wansley. The Plant Wansley projects will be completed and placed in service during second quarter 2009; however, completion of the projects at Plant Scherer will extend over the next five years and will require extended unit outages in 2009 and in 2011, although not during peak energy use periods. As regulations are finalized and design work continues to determine how best to retrofit the units with the required equipment, and as the construction environment, including the rising cost of materials and labor, continues to evolve, the estimated cost to install these retrofits continues to be refined. Large construction projects such as these entail certain risks, as described in Item 1A—Risk Factors of Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. These forecasted expenditures are based on information available to Oglethorpe on the date of this Quarterly Report on Form 10-Q; however, there can be no assurance that the cost of compliance with these regulations will not be higher, nor that future regulations will not require additional reductions in emissions or earlier compliance. See Note F of the Notes to Unaudited Condensed Financial Statements for more information on environmental compliance matters.

In July 2008, the U.S. Court of Appeals for the D.C. Circuit issued its decision in litigation challenging the Environmental Protection Agency's (EPA) Clean Air Interstate Rule (CAIR). The D.C. Circuit vacated CAIR in its entirety, remanding it back to EPA for further rulemaking. However, in a subsequent decision in response to petitions for rehearing, the Court decided to remand the rule to EPA without vacating it, therefore leaving it in place until EPA issues a new rule consistent with the Court's decision. The CAIR decision came on the heels of the same Court's February 2008 decision vacating the EPA's Clean Air Mercury Rule (CAMR). Appeal of this decision to the Supreme Court was recently dismissed. Together, CAIR and CAMR were the primary federal drivers behind the decisions by the co-owners of Plants Scherer and Wansley (including Oglethorpe) to add air pollution control equipment to those plants in the 2007 to 2014 time frame in order to reduce emissions of sulfur dioxide, oxides of nitrogen and mercury. While the control equipment being added at the plants continues to be required under a separate Georgia EPD regulation, Oglethorpe cannot predict whether this equipment will meet the requirements of any new federal rules that may be promulgated to replace CAIR and CAMR.

In July 2008, an Advance Notice of Proposed Rulemaking (ANPR) from the EPA was published in the Federal Register. Created in response to the Supreme Court's April 2007 decision in Massachusetts v. EPA, the ANPR solicits public comment on whether greenhouse gases from stationary and mobile sources should be regulated under the Clean Air Act and, if so, what issues might arise from such regulation. On April 24, 2009, EPA published a proposed rule (the "endangerment finding") that would find that greenhouse gases in the atmosphere endanger the public health and welfare. If finalized as proposed, the rule would begin the process of regulating emissions of greenhouse gases, initially from mobile sources and then later from stationary sources. In addition, the possibility of new federal legislation that could lead to regulation of emissions of greenhouse gases from mobile and stationary sources continues. The Waxman-Markey Bill, which would, among other things, establish a cap-and-trade system for greenhouse gases in the U.S., is currently being debated in the House of Representatives. Oglethorpe cannot predict at this time whether these actions will result in the regulation of greenhouse gas emissions from its power plants, or the effects of any such regulation.

In June 2008, a Fulton County, Georgia Superior Court Judge overturned an air quality permit to Longleaf Energy Associates LLC for the construction of a coal-fired power plant in Early County, Georgia. This permit had previously been upheld by the Office of State Administrative Hearings (OSAH) after an appeal by the Sierra Club and Friends of the Chattahoochee. The judgment set aside OSAH's decision on every issue raised on appeal, and concluded that carbon dioxide emissions are regulated under the Clean Air Act, an issue with the potential to bring the permitting of new air emission sources of any significant size in Georgia (including new electric generating plants currently being considered by Oglethorpe) to a halt. Both the Georgia EPD and Longleaf Energy Associates appealed, and that ruling is currently under review by the Georgia Court of Appeals. Oglethorpe is participating as Amicus Curiae in that appeal but cannot determine whether any ruling will ultimately impact the process of permitting new or modified sources in Georgia. Other ongoing litigation and administrative review actions are pending, where, like the Georgia case, it is being argued that Best Available Control Technology is required for carbon dioxide emissions from new or modified sources under the Clean Air Act.

Current Financial Market Conditions

Since mid-2007, the financial services sector has been negatively impacted by significant write-offs related to sub-prime mortgages and the re-pricing of credit risk. Global credit and other financial markets have suffered substantial stress, volatility, illiquidity and disruption, with sub-prime mortgage related issues being the most significant contributing factor. These forces reached unprecedented levels by the fall of 2008, resulting in the insolvency or acquisition of, or government assistance to, several major domestic and international financial institutions. These events have significantly diminished overall confidence in the credit markets and other financial markets and caused increasing economic uncertainty. This reduced confidence and uncertainty has led to reduced lending between banks and to third parties, and, along with the expectation that delinquencies among sub-prime borrowers are expected to continue through 2009, could further exacerbate the overall market disruptions and risks to businesses in need of capital.

Beginning in September 2008, the commercial paper markets saw significant disruptions, with commercial paper maturities limited to periods ranging from approximately one to thirty days even for highly rated issuers, if they were able to issue commercial paper at all, along with abnormally high interest rates on issued paper. The commercial paper markets have been improving since the beginning of 2009, and Oglethorpe successfully issued commercial paper totaling $187 million in April 2009 at favorable rates. However, the impact from these market disruptions on the availability and cost of long-term financing is not yet clear. In the future, debt capital that is available may come at a higher cost and on terms and conditions that may be less favorable.

Obtaining favorable financing is important to Oglethorpe's business due to, among other things, its significant capital needs to maintain existing electric generation facilities, comply with environmental requirements and regulations, and construct new generating facilities requested by Members to support growth in their energy needs. The uncertainty in the credit markets could make it more challenging for Oglethorpe to carry out its financing objectives in the near term. See "Liquidity" and "Financing Activities" for additional information regarding Oglethorpe's short-term and long-term financing needs.

Nuclear Decommissioning Funds

Oglethorpe maintains external trust funds (reflected as "Decommissioning fund" on the balance sheet) to fund its share of certain costs associated with the decommissioning of its nuclear plants as required by the Nuclear Regulatory Commission (see Note 1 of Notes to Consolidated Financial Statements in Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 2008). Oglethorpe also maintains an internal reserve for decommissioning (included in "Long-term investments" on the balance sheet) from which funds can be transferred to the external trust fund, should that be necessary.

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

Oglethorpe's nuclear decommissioning funds (external and internal combined) declined approximately 18 percent in value for the year ended December 31, 2008, and declined further by approximately 5 percent in the first quarter of 2009. An analysis of funding adequacy will be performed by Oglethorpe in 2009 and potential changes, if any, in funding requirements will be evaluated at that time.

Liquidity

At March 31, 2009, Oglethorpe had $964 million of unrestricted available liquidity to meet short-term cash needs and liquidity requirements. This amount included $414 million in cash and cash equivalents and $550 million of unused and available committed short-term credit arrangements as shown in the table below.

Committed Short-Term Credit Facilities (dollars in thousands)

	Authorized Amount	Available 3/31/2009	Available 4/30/2009	Expiration Date

Commercial Paper Line of Credit	$450	$450	$262	July 2012
CoBank Line of Credit	50	50	50	December 2009
CFC Line of Credit	50	50	50	October 2011

Total	$550	$550	$362

In April 2009, Oglethorpe issued a total of $187 million of commercial paper in connection with (i) the commencement of payments to Georgia Power Company pursuant to the EPC Contract related to construction of Plant Vogtle Units No. 3 and No. 4, and (ii) the acquisition of Heard County Power, L.L.C. For a discussion of the two new nuclear units under development at Plant Vogtle, see "BUSINESS—OGLETHORPE'S POWER SUPPLY RESOURCES—Future Power Resources—Plant Vogtle Units

No. 3 and No. 4" in Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. For a discussion of the Heard County Power, L.L.C. acquisition, see "BUSINESS—OGLETHORPE'S POWER SUPPLY RESOURCES—Future Power Resources—Heard County Generating Facility" in Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 2008; also see Oglethorpe's Form 8-K dated as of April 30, 2009. For a discussion of Oglethorpe's plans regarding permanent financing of these generation facilities, see "Financing Activities."

Under the commercial paper program, Oglethorpe is authorized to issue commercial paper in amounts that do not exceed the amount of any committed backup lines of credit, thereby providing 100 percent dedicated backup support for any paper outstanding. Oglethorpe periodically assesses its needs to determine the appropriate amount of commercial paper backup to maintain and currently has in place a $450 million committed backup credit facility provided by seven banks as shown in the table below.

Participant Banks in $450 Million Credit Facility	Commitment
(dollars in millions)

Bank of America, N.A. (Administrative Agent)	$75
SunTrust Bank	$75
The Bank of Tokyo-Mitsubishi UFJ, Ltd.	$60
CoBank, ACB	$60
JPMorgan Chase Bank, National Association	$60
National Rural Utilities Cooperative Finance Corporation	$60
Wachovia Bank, National Association (a Wells Fargo company)	$60

All of the banks participating in Oglethorpe's credit facilities are performing their obligations under these facilities and are meeting our funding needs. Oglethorpe expects to renew these short-term credit facilities, as needed, prior to their respective expiration dates.

Along with the lines of credit from CoBank, ACB and the National Rural Utilities Cooperative Finance Corporation (CFC), funds may also be advanced under the commercial paper backup line of credit for working capital purposes. In addition, Oglethorpe has the ability to issue letters of credit to third parties in amounts up to $50 million under each of the three credit facilities, or $150 million in the aggregate. However, any amounts related to issued letters of credit will reduce the amount available to draw as working capital under each facility. Also, due to the requirement to have 100 percent dedicated backup for any commercial paper outstanding, any amounts drawn under the commercial paper backup line for working capital or related to issued letters of credit will reduce the amount of commercial paper that Oglethorpe can issue.

The commercial paper backup credit facility contains a financial covenant requiring Oglethorpe to maintain minimum levels of patronage capital. At March 31, 2009, the required minimum level was approximately $429 million and Oglethorpe's actual patronage capital was $551 million. The facility contains an additional covenant limiting Oglethorpe's secured indebtedness to no more than $8.5 billion and unsecured indebtedness to no more than $4.0 billion. At March 31, 2009, Oglethorpe had approximately $3.8 billion of secured indebtedness outstanding but had no unsecured indebtedness outstanding.

In December 2008, Oglethorpe instituted a power bill prepayment program pursuant to which Members can prepay their power bills from Oglethorpe at a discount for an agreed number of months in advance, after which point the funds are credited against the participating Members' monthly power bills. As of May 13, 2009, thirteen Members have prepaid $185 million which will be applied against their power bills beginning in May 2009 and extending through June 2011. These prepayments are separately identified on Oglethorpe's statements of cash flows as "increases in Members' advances."

This program is providing additional liquidity to Oglethorpe prior to the point the funds are credited against monthly power bills.

At March 31, 2009, Oglethorpe had $80 million of restricted short-term investments pursuant to deposits made to a RUS Cushion of Credit Account. The deposits with the U.S. Treasury were made voluntarily and earn interest at a guaranteed rate of 5 percent per annum. The funds in the account, including interest thereon, can only be applied to debt service payments on RUS notes and RUS-guaranteed FFB notes. Oglethorpe may choose to apply these funds against debt service payments later in 2009.

In January 2009, Oglethorpe signed a commitment letter with CFC for up to $166 million in credit to be extended in the form of any one, or any combination, of the following three options: (i) as a five year secured "stand alone" revolving construction facility, (ii) as a secured backstop to a syndicated revolving construction facility or (iii) as a secured long-term asset loan (up to 35 years). This multi-option credit commitment extends through December 31, 2009, and Oglethorpe is currently in discussions with CFC to increase this credit commitment to $250 million.

Oglethorpe is continuing to pursue additional credit facilities that would further enhance Oglethorpe's liquidity throughout the anticipated period of generation facility construction. The timing, size and term of potential additional facilities will be influenced by many factors, including the ultimate size of the construction program and market conditions. Between projected cash on hand and the credit facilities currently in place or under option, Oglethorpe believes it will have sufficient liquidity to fund its construction program and to cover normal operations through 2010.

Financing Activities

Bond Financings.    In February 2009, Oglethorpe issued $350 million of Series 2009A taxable fixed rate first mortgage bonds. The bonds were issued for the purpose of financing a portion of the cost of construction of new generation facilities, to enhance existing generation facilities and to provide liquidity for general corporate purposes. The first mortgage bonds were secured under Oglethorpe's Mortgage Indenture.

In the fall of 2009 Oglethorpe anticipates issuing additional first mortgage bonds of up to $500 million to fund construction of new generation facilities and to provide liquidity for general corporate purposes.

In 2006, Oglethorpe received an allocation from the Internal Revenue Service (IRS) to issue up to $24 million of Clean Renewable Energy Bonds (CREBs) to fund an upgrade project currently underway at its Rocky Mountain generating facility. CREBs are zero coupon bonds, and in lieu of receiving an interest payment from the issuer the bondholder receives a credit against federal income tax liability. Oglethorpe had its CREB application submitted to the IRS on its behalf by CFC, along with the applications of other electric cooperatives. CFC, as a qualified issuer under the program, will issue the bonds and loan the proceeds at a low rate of interest (approximately one percent) to the cooperatives whose applications were approved. In May 2009 Oglethorpe anticipates that CFC will issue $24 million of CREBs on Oglethorpe's behalf and shortly thereafter will begin advancing funds under the related loan. This loan will be secured under Oglethorpe's Mortgage Indenture.

Oglethorpe has received tax-exempt financing allocations from the State of Georgia totaling $200 million. In 2006, Oglethorpe received $150 million of allocations related to equipment being installed at Plant Scherer to control mercury emissions. In 2008, Oglethorpe received $50 million of allocations related to scrubbers being installed at Plant Wansley to reduce sulfur dioxide emissions. It is uncertain at this time if enough of this equipment will qualify to take advantage of the full amount of the allocations. The tax-exempt bonds can be issued any time within a three-year window that begins the year after the allocation was awarded. Currently, Oglethorpe anticipates issuing tax-exempt bonds for both projects in late 2009 or early 2010. Oglethorpe also plans to seek additional state allocation in 2009 for tax-exempt financing related to a scrubber installation project currently underway at Plant Scherer.

RUS-Guaranteed Loans.    As more fully discussed in Oglethorpe's Annual Report on Form 10-K for the year ended December 31, 2008, Oglethorpe currently has three approved RUS-guaranteed loans, funded through the FFB, totaling $612 million that are not fully drawn down and also has four loan applications pending totaling $1.3 billion. RUS action on two of the four pending loan applications, totaling $331 million, is expected in the summer of 2009.

In June 2009 Oglethorpe plans to file an additional RUS loan application covering the cost associated with the acquisition of Heard County Power, L.L.C. For a discussion of the Heard County Power, L.L.C. acquisition, see "BUSINESS—OGLETHORPE'S POWER SUPPLY RESOURCES—Future Power Resources—Heard County Generating Facility" in Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 2008; also see Oglethorpe's Form 8-K dated as of April 30, 2009.

Department of Energy (DOE)-Guaranteed Loans.    In connection with Oglethorpe's participation in two new nuclear units at the existing Plant Vogtle site (see "BUSINESS—OGLETHORPE'S POWER SUPPLY RESOURCES—Future Power Resources—Plant Vogtle Units No. 3 and No. 4" in Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 2008), in September 2008 and December 2008, Oglethorpe submitted Part I and Part II loan applications, respectively, in connection with the DOE Loan Guarantee Program seeking funding for the project. Two of the other three co-owners in the new Vogtle units have also applied for the DOE funding. Oglethorpe is pursuing this funding source as a result of a moratorium currently in place at RUS regarding the funding of new baseload (coal and nuclear) generating plants. The DOE Loan Guarantee Program, which is intended to support commercialization of innovative technologies to reduce air pollutants including greenhouse gases, was initially authorized pursuant to the Energy Policy Act of 2005 and was subsequently funded and extended. The loan structure would entail a loan funded through the FFB carrying a federal loan guarantee provided by the DOE. The DOE recently notified Oglethorpe that the Vogtle project has been selected for final due diligence and detailed negotiations leading to a potential conditional commitment for a DOE federal loan guarantee. This term sheet negotiation phase is anticipated to extend into the fourth quarter of 2009, and a final decision on loan approval is not anticipated until late in 2009. Even if DOE funding is obtained, DOE only has authority to fund up to 80 percent of the full cost of the project. Therefore, Oglethorpe will seek other sources of funding, including the issuance of taxable bonds and tax-exempt bonds (for any equipment that may qualify for such tax-exempt funding) for any portion of the project not financed through the DOE Loan Guarantee Program.

For more detailed information regarding Oglethorpe's financing plans, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—Financing Activities" in Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Rocky Mountain Lease Arrangements

Relationship with AIG Matched Funding Corp.    In connection with the transactions described under the caption "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—Off-Balance Sheet Arrangements—Rocky Mountain Lease Arrangements" in Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (such transactions being referred to collectively herein as the "Rocky Mountain Lease Arrangements"), Oglethorpe's wholly owned subsidiary, Rocky Mountain Leasing Corporation (RMLC), is required to enter into and maintain an arrangement pursuant to which a third party meeting certain minimum credit rating requirements agrees to make payments sufficient to fund the equity portion of the fixed purchase price of the undivided interests in the Rocky Mountain Pumped

Storage Hydroelectric Facility (Rocky Mountain) that RMLC leases from the six Owner Trusts (the "Trusts") formed to effectuate the Rocky Mountain Leasing Arrangements, if Oglethorpe causes RMLC to exercise its option to purchase these interests when the leases expire in 2027. Consequently, RMLC entered into six Equity Funding Agreements with AIG Matched Funding Corp. (collectively, the "AIG Equity Funding Agreements"), which is a wholly owned subsidiary of American International Group, Inc. (AIG), concurrently with the consummation of the Rocky Mountain Lease Arrangements. AIG has guaranteed the obligations of AIG Matched Funding Corp. under the AIG Equity Funding Agreements.

Pursuant to the AIG Equity Funding Agreements, RMLC deposited $57 million with AIG Matched Funding Corp. that was invested in six guaranteed investment contracts that will increase in value during the term of the lease, and at the end of the lease term will have a value equal to the equity portion of the fixed purchase price, or $372 million. These investments are reflected on Oglethorpe's balance sheet as "Deposit on Rocky Mountain transactions", with a balance of $110 million at March 31, 2009.

The operative agreements relating to the Rocky Mountain Lease Arrangements provide that if AIG fails to maintain a credit rating of at least Aa3 from Moody's and AA- from S&P, then AIG Matched Funding Corp. will be required to post collateral having a stipulated credit quality to secure its obligations under the AIG Equity Funding Agreements. Moreover, if AIG fails to maintain a credit rating of at least Baa3 from Moody's and BBB- from S&P, then RMLC must, within 60 days of becoming aware of such fact, enter into replacement Equity Funding Agreements with a financial institution that has credit ratings of at least Aa3 from Moody's or AA- from S&P. In the event that RMLC were not able to enter into replacement Equity Funding Agreements, then RMLC may be required to purchase the Trusts' equity interests from the owners thereof.

In September 2008, Moody's lowered AIG's rating to A2 from Aa3 and S&P lowered AIG's rating to A- from AA-. As a result of the downgrade, AIG Matched Funding Corp. posted collateral in compliance with the AIG Equity Funding Agreements, consisting of securities issued by an instrumentality of the United States government that are rated triple-A in an amount equal to the net present value of its future payment obligations related to the equity portion of the fixed purchase price (the "Collateral Requirement"). In accordance with the terms of the AIG Equity Funding Agreements, the market value of the posted collateral (other than cash) will be determined weekly by an independent third party and AIG Matched Funding Corp. will be required to post additional collateral to the extent that it is determined that the market value of such collateral, together with the cash collateral (if any), has fallen below the Collateral Requirement. According to U.S. Bank National Association, which as collateral agent holds the collateral and provides the weekly valuation thereof, the market value of the collateral was $115 million at March 31, 2009.

Relationship with AMBAC.    In addition, the operative agreements require Oglethorpe to maintain surety bonds with a surety bond provider that meets minimum credit rating requirements to secure certain of Oglethorpe's payment obligations under the Rocky Mountain Lease Arrangements. Accordingly, Oglethorpe entered into a surety bond arrangement with AMBAC concurrently with the consummation of the Rocky Mountain Lease Arrangements.

The operative agreements provide that if the surety bond provider fails to maintain a credit rating of at least AA from S&P or Aa2 from Moody's, then Oglethorpe must, within 60 days of becoming aware of such fact, provide (i) a replacement surety bond from a surety bond provider that has such credit ratings, (ii) a letter of credit from a bank with such credit ratings, (iii) other acceptable credit enhancement or (iv) any combination thereof.

On November 19, 2008, S&P lowered AMBAC's credit rating from AA to A. Because AMBAC already had a credit rating of Baa1 from Moody's, such action by S&P triggered the requirement for Oglethorpe to provide the replacement credit enhancement discussed above. Each of the three owner participants have granted Oglethorpe extensions of time to provide this replacement credit enhancement.

Oglethorpe and the owner participants have been negotiating with Berkshire Hathaway Assurance Corporation (Berkshire), rated AAA by S&P and Aa1 by Moody's, since January 2009 on two separate structures that would add new surety bond coverage into the Rocky Mountain Lease Arrangements. Oglethorpe's management believes that, based on progress made thus far, the owner participants will grant further extensions of time as necessary to bring this matter to closure. Oglethorpe does not believe the cost of such replacement credit enhancement will have a material adverse effect on its results of operations or its financial condition.

In the event Oglethorpe is ultimately unable to implement the replacement credit enhancement with any of the three owner participants or further extensions of time are not granted by the owner participants as necessary, then Oglethorpe may be required to purchase the equity interest of the owner participant in the related owner trust if the owner participant exercises such right under the operative agreements relating to the Rocky Mountain Lease Arrangements. Oglethorpe estimates that the current maximum aggregate amount of exposure it would have if it were required to purchase the equity interests of all six owner trusts is approximately $250 million, and this amount will begin to decline in 2011 until it reaches zero by the end of the lease term in 2027. This amount is net of the accreted value of the guaranteed investment contracts that were entered into with AIG Matched Funding Corp. in connection with the Rocky Mountain Lease Arrangements. The actual value of the guaranteed investment contracts may be more or less than the accreted value as a result of changes in interest rates and market conditions. In September 2008, AIG Matched Funding Corp. began posting collateral in compliance with the AIG Equity Funding Agreements consisting of securities issued by an instrumentality of the U.S. Government that are rated AAA in an amount approximately equal to 105% of the net present value of its future payment obligation related to the equity portion of the fixed purchase price.

Oglethorpe's inability to timely provide such replacement credit enhancement, or otherwise either obtain additional time from the owner participants or purchase the equity interests, may constitute a cross default or an event of default under certain of Oglethorpe's loan agreements, derivative agreements and other evidences of indebtedness, and the other parties may elect to exercise their rights and remedies under these agreements. Such rights include the right to cease making advances under any loan agreements as a result of any of the foregoing.

Oglethorpe expects to have adequate liquidity to purchase the equity interests, based on the maximum aggregate exposure amount of approximately $250 million, if it were required to do so.

Newly Adopted or Issued Accounting Standards

For a discussion of SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities", see Note C of Notes to Unaudited Financial Statements. For a discussion of FSP 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly", FSP FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments", SFAS No. 141, "Business Combinations" and SFAS No. 157 "Fair Value Measurements" for nonfinancial assets and liabilities, see Note D of Notes to Unaudited Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Oglethorpe's market risks have not changed materially from the risks reported in Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 4. Controls and Procedures

As of March 31, 2009, Oglethorpe had carried out an evaluation, under the supervision and with the participation of its management, including its President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that Oglethorpe's disclosure controls and procedures are effective.

There have been no changes in Oglethorpe's internal control over financial reporting or other factors that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, Oglethorpe's internal control over financial reporting.

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

Item 1A. Risk Factors

There have not been any material changes in Oglethorpe's risk factors from those reported in Item 1A of Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.    Defaults upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5. Other Information

Not Applicable.

 Item 6. Exhibits

Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification, by Thomas A. Smith (Principal Executive Officer).
31.2	Rule 13a-14(a)/15d-14(a) Certification, by Elizabeth B. Higgins (Principal Financial Officer).
32.1	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Thomas A. Smith (Principal Executive Officer).
32.2	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Elizabeth B. Higgins (Principal Financial Officer).
99.1	Member Financial and Statistical Information (for calendar years 2006-2008).

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oglethorpe Power Corporation (An Electric Membership Corporation)
Date: May 14, 2009	By:	/s/ Thomas A. Smith Thomas A. Smith President and Chief Executive Officer
Date: May 14, 2009		/s/ Elizabeth B. Higgins Elizabeth B. Higgins Executive Vice President and Chief Financial Officer (Principal Financial Officer)

QuickLinks

  Oglethorpe Power Corporation Condensed Balance Sheets (Unaudited) March 31, 2009 and December 31, 2008
  Oglethorpe Power Corporation Condensed Balance Sheets (Unaudited) March 31, 2009 and December 31, 2008
  Oglethorpe Power Corporation Condensed Statements of Revenues and Expenses (Unaudited) For the Three Months Ended March 31, 2009 and 2008
  Oglethorpe Power Corporation Condensed Statements of Patronage Capital and Membership Fees and Accumulated Other Comprehensive Deficit (Unaudited) For the Three Months Ended March 31, 2009 and 2008
  Oglethorpe Power Corporation Condensed Statements of Cash Flows (Unaudited) For the Three Months Ended March 31, 2009 and 2008
Oglethorpe Power Corporation Notes to Unaudited Condensed Financial Statements March 31, 2009 and 2008
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 3. Defaults upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits
SIGNATURES