Form 10-Q
period 2009-06-30
OGLETHORPE POWER CORP
filed 2009-08-12
CIK 788816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 333-159338

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

OGLETHORPE POWER CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2009

		Page No.
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Unaudited Condensed Balance Sheets as of June 30, 2009 and December 31, 2008	2
	Unaudited Condensed Statements of Revenues and Expenses For the Three and Six Months ended June 30, 2009 and 2008	4
	Unaudited Condensed Statements of Patronage Capital and Membership Fees and Accumulated Other Comprehensive Deficit For the Six Months ended June 30, 2009 and 2008	5
	Unaudited Condensed Statements of Cash Flows For the Six Months ended June 30, 2009 and 2008	6
	Notes to Unaudited Condensed Financial Statements For the Three and Six Months ended June 30, 2009 and 2008	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	33
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3.	Defaults Upon Senior Securities	34
Item 4.	Submission of Matters to a Vote of Security Holders	34
Item 5.	Other Information	34
Item 6.	Exhibits	35
SIGNATURES		36

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

Oglethorpe Power Corporation
Condensed Balance Sheets (Unaudited)
June 30, 2009 and December 31, 2008

	(dollars in thousands)
	2009	2008
Assets
Electric plant:
In service	$6,280,588	$5,906,865
Less: Accumulated provision for depreciation	(2,856,336)	(2,753,954)

	3,424,252	3,152,911
Nuclear fuel, at amortized cost	194,771	179,020
Construction work in progress	418,289	307,464

	4,037,312	3,639,395

Investments and funds:
Decommissioning fund	210,572	201,094
Deposit on Rocky Mountain transactions	111,868	108,219
Bond, reserve and construction funds	3,514	4,560
Investment in associated companies	53,491	43,441
Long-term investments	83,525	81,550
Other	391	391

	463,361	439,255

Current assets:
Cash and cash equivalents, at cost	382,221	167,659
Restricted cash, at cost	—	10,255
Restricted short-term investments	80,756	—
Receivables	156,147	116,679
Inventories, at average cost	191,640	175,350
Prepayments and other current assets	6,566	5,619

	817,330	475,562

Deferred charges:
Premium and loss on reacquired debt, being amortized	123,678	130,013
Deferred amortization of capital leases	81,629	85,612
Deferred debt expense, being amortized	51,672	41,905
Deferred outage costs, being amortized	30,123	27,137
Deferred tax assets	48,000	48,000
Deferred asset associated with retirement obligations	57,280	60,310
Deferred interest rate swap termination fees, being amortized	31,291	33,286
Deferred depreciation expense	54,768	42,955
Other	21,630	21,022

	500,071	490,240

	$5,818,074	$5,044,452

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Balance Sheets (Unaudited)
June 30, 2009 and December 31, 2008

	(dollars in thousands)
	2009	2008
Equity and Liabilities
Capitalization:
Patronage capital and membership fees	$564,285	$535,829
Accumulated other comprehensive deficit	(1,427)	(1,348)

	562,858	534,481
Long-term debt	3,637,431	3,278,856
Obligation under capital leases	216,475	236,067
Obligation under Rocky Mountain transactions	111,868	108,219

	4,528,632	4,157,623

Current liabilities:
Long-term debt and capital leases due within one year	115,023	110,647
Short-term borrowings	221,974	140,000
Accounts payable	39,899	29,305
Accrued interest	49,285	34,539
Accrued and withheld taxes	13,982	18,827
Members' advances, current	154,109	—
Other current liabilities	38,118	28,081

	632,390	361,399

Deferred credits and other liabilities:
Gain on sale of plant, being amortized	32,299	33,536
Net benefit of Rocky Mountain transactions, being amortized	55,743	57,336
Asset retirement obligations	290,589	281,458
Accumulated retirement costs for other obligations	45,343	49,675
Long-term contingent liability	48,000	48,000
Members' advances, non-current	31,643	5,000
Power sale agreement	95,128	—
Other	58,307	50,425

	657,052	525,430

	$5,818,074	$5,044,452

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Revenues and Expenses (Unaudited)
For the Three and Six Months Ended June 30, 2009 and 2008

	(dollars in thousands)
	Three Months		Six Months
	2009	2008	2009	2008
Operating revenues:
Sales to Members	$300,527	$319,045	$582,232	$610,355
Sales to non-Members	332	240	640	573

Total operating revenues	300,859	319,285	582,872	610,928

Operating expenses:
Fuel	98,592	119,903	187,166	218,790
Production	69,269	69,052	140,033	138,798
Purchased power	34,050	43,101	59,196	79,499
Depreciation and amortization	32,827	29,813	63,711	59,537
Accretion	4,566	4,272	9,131	8,575
Other	(47)	(325)	(47)	(327)

Total operating expenses	239,257	265,816	459,190	504,872

Operating margin	61,602	53,469	123,682	106,056

Other income (expense):
Investment income	8,561	7,823	16,063	16,689
Other	2,308	2,444	5,266	5,105

Total other income	10,869	10,267	21,329	21,794

Interest charges:
Interest on long-term debt and capital leases	59,439	53,378	115,575	109,006
Other interest	587	476	1,204	858
Allowance for debt funds used during construction	(4,739)	(2,813)	(8,544)	(5,149)
Amortization of debt discount and expense	4,375	3,877	8,320	7,650

Net interest charges	59,662	54,918	116,555	112,365

Net margin	$12,809	$8,818	$28,456	$15,485

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Patronage Capital and Membership Fees
and Accumulated Other Comprehensive Deficit (Unaudited)
For the Six Months Ended June 30, 2009 and 2008

	(dollars in thousands)
	Patronage Capital and Membership Fees	Accumulated Other Comprehensive (Deficit)	Total
Balance at December 31, 2007	$516,570	$(32,691)	$483,879

Components of comprehensive margin:
Net margin	15,485	—	15,485
Realized deferred loss on interest rate swap arrangements	—	32,806	32,806
Unrealized loss on available-for-sale securities	—	(4,527)	(4,527)

Total comprehensive margin			43,764

Balance at June 30, 2008	$532,055	$(4,412)	$527,643

Balance at December 31, 2008	$535,829	$(1,348)	$534,481

Components of comprehensive margin:
Net margin	28,456	—	28,456
Unrealized loss on available-for-sale securities	—	(79)	(79)

Total comprehensive margin			28,377

Balance at June 30, 2009	$564,285	$(1,427)	$562,858

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2009 and 2008

	(dollars in thousands)
	2009	2008
Cash flows provided (used) by operating activities:
Net margin	$28,456	$15,485

Adjustments to reconcile net margin to net cash provided (used) by operating activities:
Depreciation and amortization, including nuclear fuel	109,999	105,710
Accretion cost	9,131	8,575
Amortization of deferred gains	(2,830)	(2,830)
Allowance for equity funds used during construction	(1,406)	(1,300)
Deferred outage costs	(18,402)	(21,858)
Loss on sale of investments	13,981	4,840
Regulatory deferral of costs associated with nuclear decommissioning	(19,413)	(6,622)
Other	65	1,263
Change in operating assets and liabilities:
Receivables	(28,370)	(90,829)
Inventories	(15,850)	2,898
Prepayments and other current assets	(933)	(669)
Accounts payable	(11,184)	20,076
Accrued interest	14,745	9,182
Accrued and withheld taxes	(4,885)	6,837
Other current liabilities	375	(10,501)
Settlement of interest rate swaps	—	(33,771)
Increase in Members' advances	180,753	—

Total adjustments	225,776	(8,999)

Net cash provided (used) by operating activities	254,232	6,486

Cash flows provided (used) by investing activities:
Property additions	(270,099)	(170,083)
Plant acquisition	(105,008)	—
Activity in decommissioning fund—Purchases	(351,150)	(410,651)
—Proceeds	348,283	404,134
Activity in bond, reserve and construction funds—Purchases	(4)	(55)
—Proceeds	1,049	1,078
Decrease in restricted cash and cash equivalents	10,255	48,124
Purchase of restricted short-term investments	(80,756)	—
Activity in investment in associated organizations—Purchases	(11,254)	(349)
—Proceeds	967	2,240
Activity in other long-term investments—Purchases	(742)	(183,853)
—Proceeds	200	193,413
Other	(493)	(3,025)

Net cash provided (used) by investing activities	(458,752)	(119,027)

Cash flows provided (used) by financing activities:
Long-term debt proceeds	408,900	23,591
Long-term debt payments	(65,552)	(360,810)
Increase in short-term borrowings	81,974	260,290
Other	(6,240)	(1,226)

Net cash provided (used) by financing activities	419,082	(78,155)

Net increase (decrease) in cash and cash equivalents	214,562	(190,696)
Cash and cash equivalents at beginning of period	167,659	290,930

Cash and cash equivalents at end of period	$382,221	$100,234

Supplemental cash flow information:
Cash paid for—
Interest (net of amounts capitalized)	$93,489	$95,532
Supplemental disclosure of non-cash investing and financing activities:
Plant expenditures included in ending accounts payable	$20,686	$(12,121)
Power purchase and sale liability	$98,100	$—

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Notes to Unaudited Condensed Financial Statements
June 30, 2009 and 2008

(A)
General.    The condensed financial statements included in this report have been prepared by Oglethorpe Power Corporation (Oglethorpe), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the information furnished in this report reflects all adjustments (which include only normal recurring adjustments) and estimates necessary to fairly state, in all material respects, the results for the three-and six-month periods ended June 30, 2009 and 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to SEC rules and regulations, although Oglethorpe believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the SEC. The results of operations for the three- and six-month periods ended June 30, 2009 are not necessarily indicative of results to be expected for the full year. As noted in Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, substantially all of Oglethorpe's sales are to its 38 electric distribution cooperative members (the Members) and, thus, the receivables on the accompanying balance sheets are principally from its Members. (See "Notes to Financial Statements" in Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.)

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

  The tables below detail assets and liabilities measured at fair value on a recurring basis for the periods ending June 30, 2009 and December 31, 2008, respectively.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	June 30, 2009	(Level 1)	(Level 2)	(Level 3)

	(dollars in thousands)
Decommissioning funds	$210,572	$194,637	$7,274	$8,661
Bond, reserve and construction funds	3,514	3,514	—	—
Long-term investments	83,525	54,226	—	29,299
Natural gas swaps	(29,558)	—	(29,558)	—
Deposit on Rocky Mountain transactions	111,868	—	—	111,868
Investments in associated companies	53,491	—	—	53,491

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2008	(Level 1)	(Level 2)	(Level 3)

	(dollars in thousands)
Decommissioning funds	$201,094	$184,854	$10,155	$6,085
Bond, reserve and construction funds	4,560	4,560	—	—
Long-term investments	81,550	51,907	—	29,643	(1)
Natural gas swaps	(18,836)	—	(18,836)	—
Deposit on Rocky Mountain transactions	108,219	—	—	108,219
Investments in associated companies	43,441	—	—	43,441

(1)
Represents auction rate securities investments held by Oglethorpe.

  The following tables present assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs for the three and six months ended June 30, 2009 and 2008, respectively.

	Three Months Ended June 30, 2009
	Decommissioning funds	Long-term investments	Deposit on Rocky Mountain transactions	Investments in associated companies

	(dollars in thousands)
Assets:
Balance at March 31, 2009	$1,440	$29,619	$110,044	$43,845
Total gains or losses (realized/unrealized):
comprehensive deficit	—	(120)	—	—
Purchases, issuances, liquidations	—	(200)	—	—
Transfers to Level 3	7,221	—	1,824	9,646

Balance at June 30, 2009	$8,661	$29,299	$111,868	$53,491

	Six Months Ended June 30, 2009
	Decommissioning funds	Long-term investments	Deposit on Rocky Mountain transactions	Investments in associated companies

Assets:
Balance at January 1, 2009	$6,085	$29,643	$108,219	$43,441
Total gains or losses (realized/unrealized):
Impairment included in other comprehensive deficit	—	(144)	—	—
Purchases, issuances, liquidations	—	(200)	—	—
Transfers to Level 3	2,576	—	3,649	10,050

Balance at June 30, 2009	$8,661	$29,299	$111,868	$53,491

	Three Months Ended June 30, 2008
	Decommissioning funds	Long-term investments	Deposit on Rocky Mountain transactions	Investments in associated companies

Assets:
Balance at March 31, 2008	$985	$51,165	$102,981	$45,217
Total gains or losses (realized/unrealized):
Included in earnings	(46)	—	—	—
Included in regulatory asset	(50)	—	—	—
comprehensive deficit	—	(1,589)	—	—
Purchases, issuances, liquidations	—	(15,000)	—	—
Transfers to Level 3	(827)	—	1,708	(368)

Balance at June 30, 2008	$62	$34,576	$104,689	$44,849

	Six Months Ended June 30, 2008
	Decommissioning funds	Long-term investments	Deposit on Rocky Mountain transactions	Investments in associated companies

Assets:
Balance at January 1, 2008	$1,342	$7,300	$101,272	$46,449
Total gains or losses (realized/unrealized):
Included in earnings	(96)	—	—	—
Included in regulatory asset	(30)	—	—	—
Impairment included in other comprehensive deficit	—	(4,024)	—	—
Purchases, issuances, liquidations	—	(15,000)	—	—
Transfers to Level 3	(1,154)	46,300	3,417	(1,600)

Balance at June 30, 2008	$62	$34,576	$104,689	$44,849

Interest Rate Swaps
Liabilities:
Balance at January 1, 2008	$30,526
Total gains or losses (realized/unrealized):
Included in other comprehensive deficit	3,245
Included in regulatory assets and liabilities	(33,771)

Balance at June 30, 2008	$—

  Based on market conditions, including the failure of various auctions for auction rate securities in which Oglethorpe invested, Oglethorpe uses an income approach valuation using a discounted cash flow model based on projected cash flows at current rates and adjusted for illiquidity premiums based on discussions with market participants to determine the fair value of these investments. At June 30, 2009, Oglethorpe held auction rate securities with maturity dates ranging from March 15, 2028 to December 1, 2045.

  Based on the fair value of these auction rate securities as of June 30, 2009 determined using a discounted cash flow analysis, an additional temporary impairment of approximately $145,000 was recorded as an incremental adjustment to the $1,657,000 that was previously recorded at December 31, 2008. The temporary impairment is reflected in "Accumulated other comprehensive deficit" on the condensed unaudited balance sheets. The various assumptions Oglethorpe utilizes to determine the fair value of its auction rate securities investments will vary from period to period based on the prevailing economic conditions. If the market for Oglethorpe's auction rate securities investments deteriorates further, Oglethorpe may need to increase the illiquidity premium used in preparing a discounted cash flow model for these securities. A 25 basis point increase in the illiquidity premium used to determine the fair value of these investments at June 30, 2009, would have resulted in a decrease in the fair value of Oglethorpe's auction rate securities investments by approximately $1,634,000.

  These investments were rated either A3 or Aaa by Moody's Investors Service (Moody's) and AAA by Standard and Poor's (S&P), respectively, as of June 30, 2009. Therefore, it is expected that the investments will not be settled at a price less than par value. Because Oglethorpe has the ability and intent to hold these investments until a recovery of its original investment value, it considered the investments to be temporarily impaired at June 30, 2009.

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

  At June 30, 2009, the estimated fair value of Oglethorpe's natural gas contracts was an unrealized loss of approximately $29,558,000. See Note B for further discussion on fair value measurements of financial instruments. Consistent with Oglethorpe's rate-making for energy costs which are passed through to the Members, these unrealized losses are reflected as an unbilled receivable on Oglethorpe's balance sheet.

  The following table presents Oglethorpe's natural gas derivative volumes as of June 30, 2009 that are expected to settle each year:

Year	Natural Gas Swaps (MMBTUs) (in millions)

2009	5.99
2010	5.34
2011	0.08

Total	11.41

  The table below reflects the fair value of derivative instruments and their effect on Oglethorpe's condensed unaudited balance sheets for the period ending June 30, 2009.

	Regulatory Assets		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

	(dollars in thousands)
Derivatives designated as hedging instruments under SFAS No. 133:
Commodity contracts (Natural Gas Swaps)	Receivables	$29,559	Other Current Liabilities	$29,559
Commodity contracts (Natural Gas Swaps)	Receivables	(1)	Other Current Liabilities	(1)

Total Derivatives designated as hedging instruments under SFAS No. 133		$29,558		$29,558

The following table presents the gains and (losses) on derivative instruments recognized in income for the three and six months ending June 30, 2009. Gains and (losses) related to these instruments are recorded in "Purchase power" in the condensed unaudited statements of revenues and expenses.

Effect of Derivative Instruments on the Condensed Statement of Revenues and Expenses
Derivatives in SFAS No. 133 Fair Value Hedging Relationships	Three months ended	Six months ended

	(dollars in thousands)
Commodity contracts (Natural Gas Swaps)	$—	$46
Commodity contracts (Natural Gas Swaps)	(7,477)	(9,556)

Total	$(7,477)	$(9,510)

  Oglethorpe is exposed to credit risk as a result of entering into these hedging arrangements. Credit risk is the potential loss resulting from a counterparty's nonperformance under an agreement. Oglethorpe manages credit risk with policies and procedures for, among other things, counterparty analysis, exposure measurement, and exposure monitoring and mitigation.

  It is possible that volatility in commodity prices could cause Oglethorpe to have credit risk exposures with one or more counterparties. If such counterparties fail to perform their obligations, Oglethorpe could suffer a financial loss. However, as of June 30, 2009, all of the counterparties with transaction amounts outstanding in Oglethorpe's hedging portfolio are rated above investment grade by the major rating agencies or have provided a guaranty from one of their affiliates that is rated above investment grade.

  Oglethorpe has entered into International Swaps and Derivatives Association Agreements with its natural gas hedge counterparties that mitigate credit exposure by creating contractual rights relating to creditworthiness, collateral, termination and netting (which allows Oglethorpe to use the net value of affected transactions with the same counterparty in the event of default by the counterparty or early termination of the agreement).

  Additionally, Oglethorpe has implemented procedures to monitor the creditworthiness of our counterparties and to consider nonperformance in valuing counterparty positions. Oglethorpe has contracted with a third party to assist in monitoring counterparties' credit standing, including those that are experiencing financial problems, have significant swings in credit default swap rates, have credit rating changes by external rating agencies, or have changes in ownership. Net liability positions are generally not adjusted as Oglethorpe uses derivative transactions as hedges and has the ability and intent to perform under each of their contracts. In the instance of net asset positions, Oglethorpe considers general market conditions and the observable financial health and outlook of specific counterparties, forward looking data such as credit default swaps, when available, and historical default probabilities from credit rating agencies in evaluating the potential impact of nonperformance risk to derivative positions.

  The contractual agreements contain provisions that could require either Oglethorpe or the counterparty to post collateral or credit support. The amount of collateral or credit support that could be required is calculated as the difference between the aggregate fair value of the hedges and pre-established credit thresholds. The credit thresholds are contingent upon each party's credit standing and credit ratings from the major credit rating agencies. The collateral and credit support requirements vary by contract and by counterparty. Oglethorpe may only post credit support in the form of a letter of credit due to provisions within its Mortgage Indenture; however, Oglethorpe may receive collateral in the form of cash or credit support. As of June 30, 2009, neither

  Oglethorpe nor any counterparties were required to post credit support or collateral under any of these agreements. If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2009 due to Oglethorpe's credit rating being downgraded below investment grade, Oglethorpe could have been required to post letters of credit totaling up to $29,558,000 with its counterparties.

(D)
Recently Issued or Adopted Accounting Pronouncements.    Oglethorpe adopted SFAS No. 165, "Subsequent Events" issued by the FASB in May 2009 effective June 30, 2009. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires management to evaluate events or transactions that may occur for potential recognition of disclosure in the financial statements, the circumstances under which events or transactions occurring after the balance sheet date should be recognized and events or transactions that should be disclosed that occur after the balance sheet date. The adoption of SFAS No. 165 did not have a material effect on Oglethorpe's results of operations, cash flows or financial condition.

  In accordance with SFAS No. 165, Oglethorpe evaluated subsequent events up until the time that its financial statements were issued and filed with the SEC on August 12, 2009. Subsequent events identified are discussed in Note L of this Form 10-Q.

  In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets—an amendment of SFAS No. 140." The standard requires improved disclosures about transfers of financial assets and removes the exception from applying FIN 46(R) to qualifying special purpose entities. SFAS No. 166 is effective January 1, 2010. Currently, the adoption of SFAS No. 166 is not expected to have a material effect on Oglethorpe's results of operations, cash flows or financial condition.

  In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)." SFAS No. 167 provides new consolidation guidance for variable interest entities (VIE) and requires a company to assess the determination of the primary beneficiary of a VIE based on whether the company has the power to direct matters that most significantly impact the activities of the VIE, and the obligation to absorb losses or the right to receive benefits of the VIE. The standard also requires ongoing reassessments of whether a company is the primary beneficiary of a VIE. SFAS No. 167 is effective beginning January 1, 2010. Early application is prohibited. Oglethorpe is currently evaluating the impact of SFAS No. 167 on our results of operations, cash flows and financial position.

  In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162." SFAS No. 168 creates a two-level GAAP hierarchy—authoritative and non-authoritative—and establishes the FASB's Accounting Standards Codification (Codification) as the sole source of authoritative GAAP for non-governmental entities, except for rules and releases by the SEC.

  After July 1, 2009, all non grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for Oglethorpe beginning September 30, 2009 and will have no impact on Oglethorpe's results of operations, cash flows or financial condition.

  Oglethorpe adopted Staff Position No. 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP 157-4") effective June 30, 2009. FSP 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique and inputs used, the objective for the fair value measurement is unchanged from what it would be if markets were operating at normal activity levels or transactions were orderly; that is, to determine the current exit price. The adoption of FSP 157-4 did not have a material effect on Oglethorpe's results of operations, cash flows or financial condition.

  Oglethorpe adopted FSP FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP FAS 107-1 and APB 28-1") effective June 30, 2009. FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments in interim and annual financial statements. The adoption of FSP 107-1 and APB 28-1 did not have a material effect on Oglethorpe's results of operations, cash flows or financial condition.

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

  Oglethorpe's effective tax rate is zero; therefore, all amounts below are presented net of tax.

	Accumulated Other Comprehensive Deficit
	(dollars in thousands)
	Interest Rate Swap Arrangements	Available-for-sale Securities	Total

Balance at December 31, 2007	$(32,806)	$115	$(32,691)

Unrealized gain/(loss)	—	(4,527)	(4,527)
Realized deferred loss	32,806	—	32,806

Balance at June 30, 2008	$—	$(4,412)	$(4,412)

Balance at December 31, 2008	$—	$(1,348)	$(1,348)

Unrealized gain/(loss)	—	(79)	(79)

Balance at June 30, 2009	$—	$(1,427)	$(1,427)

(F)
Environmental Matters.    There are a number of environmental matters that could have an effect on Oglethorpe's financial condition or results of operations. At this time, the resolution of these matters is uncertain, and Oglethorpe has made no accruals for such contingencies and cannot reasonably estimate the possible loss or range of loss with respect to these matters.

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

(G)
Pollution Control Revenue Bonds (PCBs).    In the second half of 2007, the three major credit rating agencies began an on-going review of the monoline bond insurers primarily as a result of the exposure some insurers had to financial guarantees and credit default swaps related to structured finance obligations, primarily those backed by subprime residential mortgages. By mid-2008, many monoline bond insurers had been downgraded below their historical triple-A rating levels or had negative outlooks assigned to their triple-A ratings, including the insurers that provided guarantees on a significant portion of Oglethorpe's variable rate PCB indebtedness.

  These bond insurer downgrades caused a corresponding downgrade of the ratings on the insured bonds, leading to increased focus on the underlying issuer credit, wider credit spreads and higher interest rates, and in many cases failed auctions in the auction rate securities (ARS) market and failed remarketings in the variable rate demand bond (VRDB) market. The ARS market is no longer functioning as originally anticipated, and investors are trying to liquidate ARS investments as expeditiously as they can. Activity in the VRDB market was significantly curtailed throughout 2008 as well.

  The bond insurer downgrades and related issues in the ARS market required Oglethorpe to refinance, or otherwise convert to a term or fixed rate of interest, approximately $819,000,000 of variable rate PCBs in 2008 (of which Georgia Transmission Corporation (GTC) has assumed an $94,000,000 obligation).

  At June 30, 2009, Oglethorpe had $123,000,000 of PCBs in the ARS mode that remained outstanding. These ARS reprice in Dutch auctions that occur every 35 days, but the auctions have been failing consistently since early 2008 for the reasons described above. However, because the interest rates on the ARS have reset at 125% to 150% of LIBOR (as determined by the rating on the bonds and pursuant to procedures governing failed auctions) the interest rates on the ARS have been below 1% since January 2009.

(H)
Restricted short-term investments.    At June 30, 2009, Oglethorpe had $80,756,000 on deposit with Rural Utilities Service (RUS) in the Cushion of Credit Account. The funds are restricted for future RUS/Federal Financing Bank (FFB) debt service payments and earn interest at a RUS guaranteed rate of 5% per annum.

(I)
Members' Advances.    In December 2008, Oglethorpe instituted a power bill prepayment program pursuant to which Members can prepay their power bills from Oglethorpe at a discount for an agreed number of months in advance, after which point the funds are credited against the participating Members' monthly power bills. At June 30, 2009, Member advances as reflected on the balance sheet, including unpaid discounts were $185,752,000, of which, $154,109,000 is classified as current liabilities and $31,643,000 as deferred credits and other liabilities in the condensed balance sheets. In addition, Oglethorpe has received an additional $7,500,000 from Members in relation to this program, subsequent to June 30, 2009. These amounts are being applied against Members' power bills extending through September 2013, with the majority scheduled to be applied in 2010.

(J)
Rocky Mountain Lease Arrangements.

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

  Pursuant to the AIG Equity Funding Agreements, RMLC deposited $57,000,000 with AIG Matched Funding Corp. that was invested in six guaranteed investment contracts that will increase in value during the term of the lease, and at the end of the lease term will have a value equal to the equity portion of the fixed purchase price, or $372,000,000. These investments are reflected on Oglethorpe's condensed unaudited balance sheets as "Deposit on Rocky Mountain transactions", with a balance of $111,868,000 at June 30, 2009.

  The operative agreements relating to the Rocky Mountain Lease Arrangements provide that if AIG fails to maintain a credit rating of at least Aa3 from Moody's and AA- from S&P, then AIG Matched Funding Corp. will be required to post collateral having a stipulated credit quality to secure its obligations under the AIG Equity Funding Agreements. Moreover, if AIG fails to maintain a credit rating of at least Baa3 from Moody's and BBB- from S&P, then RMLC must, within 60 days of becoming aware of such fact, enter into replacement Equity Funding Agreements with a financial institution that has credit ratings of at least Aa2 from Moody's and AA from S&P. In the event that RMLC were not able to enter into replacement Equity Funding Agreements, then RMLC may be required to purchase the Trusts' equity interests from the owners thereof.

  In September 2008, Moody's lowered AIG's rating to A2 from Aa3 and S&P lowered AIG's rating to A- from AA-. As a result of the downgrade, AIG Matched Funding Corp. posted collateral in compliance with the AIG Equity Funding Agreements, consisting of securities issued by an instrumentality of the United States government that are rated triple-A in an amount equal to the net present value of its future payment obligations related to the equity portion of the fixed purchase price (the "Collateral Requirement"). In accordance with the terms of the AIG Equity Funding Agreements, the market value of the posted collateral (other than cash) will be determined weekly by an independent third party and AIG Matched Funding Corp. will be required to post additional collateral to the extent that it is determined that the market value of such collateral, together with the cash collateral (if any), has fallen below the Collateral Requirement. According to U.S. Bank National Association, which as collateral agent holds the collateral and provides the weekly valuation thereof, the market value of the collateral was approximately $118,768,000 at June 30, 2009.

  Relationship with AMBAC Assurance Corporation.    In addition, the operative agreements relating to the Rocky Mountain Lease Arrangements require Oglethorpe to maintain surety bonds with a surety bond provider that meets minimum credit rating requirements to secure certain of Oglethorpe's payment obligations under the Rocky Mountain Lease Arrangements. Accordingly, Oglethorpe entered into a surety bond arrangement with AMBAC Indemnity Corporation (now known as AMBAC Assurance Corporation) (AMBAC) concurrently with the consummation of the Rocky Mountain Lease Arrangements.

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

  On November 19, 2008, S&P lowered AMBAC's credit rating from AA to A. Because AMBAC already had a credit rating of Baa1 from Moody's, such action by S&P triggered the requirement for Oglethorpe to provide the replacement credit enhancement discussed above. Each of the three equity investors (owner participants) in the lease have granted Oglethorpe extensions of time to provide this replacement credit enhancement.

  As discussed in Oglethorpe's Form 8-K dated as of the same date, on May 22, 2009, Oglethorpe entered into an agreement with Berkshire Hathaway Assurance Corporation (Berkshire), rated AAA by S&P and Aa1 by Moody's, pursuant to which Berkshire provided supplemental credit enhancement to the credit enhancement currently provided by AMBAC with respect to five of the six long-term lease transactions, representing two of the three equity investors. As a result, Oglethorpe's obligation to provide replacement credit enhancement with respect to these five long-term lease transactions has been satisfied.

  In addition, in late August 2009, Oglethorpe expects to enter into an agreement with Berkshire for Berkshire to provide supplemental credit enhancement to the credit enhancement currently provided by AMBAC with respect to the sixth long-term lease transaction, representing the third equity investor. However, in the event that Oglethorpe is unable to implement this supplemental credit enhancement within any additional time extensions granted by the investor in the owner trust formed to effectuate the sixth long-term lease transaction, then it may be required to purchase the equity interest of this investor in the owner trust. Oglethorpe currently estimates that the maximum aggregate amount of exposure it would have if it were required to purchase this equity interest is approximately $25,000,000. This amount is net of the accreted value of the guaranteed investment contract that was entered into with AIG Matched Funding Corp. in connection with the sixth long-term lease transaction. The actual value of the guaranteed investment contract may be more or less than the accreted value as a result of changes in interest rates and market conditions. Oglethorpe expects to have adequate liquidity to purchase the equity interest based on the maximum aggregate amount of exposure of approximately $25,000,000, if it were required to do so.

(K)
Heard County Power Acquisition.    On May 1, 2009, Oglethorpe acquired 100% of Heard County Power, L.L.C. (Heard LLC) pursuant to a purchase and sale agreement dated February 25, 2009. Heard LLC owns the Hawk Road Energy Facility, a 500 megawatt natural gas-fired peaking facility, located in Heard County. In conjunction with the acquisition, Oglethorpe assumed a power purchase and sale agreement under which it sells 500 megawatts of capacity and associated energy to seven of its Members through December 31, 2015. After 2015, the output of the Hawk Road Energy Facility will be available to all of our subscribing members. The transaction was valued at approximately $203,100,000, which represented a purchase price of $105,000,000 and an approximate $98,100,000 liability for the assumed power purchase and sale agreement which together with acquisition related costs and payments of approximately $900,000 (consisting primarily of legal and professional services) resulted in an approximate cash outlay of $105,900,000. The acquisition related costs of $900,000 were expensed in the second quarter of 2009.

  In connection with the acquisition, Oglethorpe funded the entire $105,900,000 cash outlay by issuing commercial paper.

  The following amounts represent the preliminary estimates of identifiable assets acquired and liabilities assumed in the Heard LLC acquisition:

(in millions)

Recognized fair value amounts of identifiable assets acquired and liabilities assumed:
Property, plant and equipment	$202.7
Inventory	0.5
Current liabilities	(0.1)
Liability for power purchase and sale agreement	(98.1)

Total identifiable net assets	$105.0

  There was no goodwill or gain on bargain purchase associated with this acquisition.

  The assets acquired and liabilities assumed of Heard LLC have been measured in accordance with SFAS No. 141(R), "Business Combinations" as of the acquisition date. For purposes of measuring fair value, where applicable Oglethorpe has used the guidance of SFAS No. 157 "Fair Value Measurements", which establishes a framework for measuring fair values. Liabilities arising from the power purchase and sale agreement were evaluated in accordance with FASB Staff Position No. FAS 141(R)-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Acquisition That Arise from Contingencies" (FSP FAS 141(R)-1) resulting in recognition of a $98,100,000 liability for a power purchase and sale agreement acquired as part of the acquisition. This liability was valued using a discounted cash flow methodology.

  Heard LLC's financial position and results of operations have been consolidated with Oglethorpe as of May 1, 2009 and contributed revenues to Oglethorpe for the period May 1, 2009 through June 30, 2009 of $1.0 million. The effects on net margin are being deferred until the end of the power purchase and sale agreement in 2015 and then amortized over the remaining life of the plant. The following unaudited supplemental pro forma data presents consolidated information of

  Oglethorpe as if the acquisition of Heard LLC had been consummated on January 1 of the respective year.

	Pro forma Six Months Ended June 30, 2009	Pro forma Six Months Ended June 30, 2008

	(in thousands)
Operating Revenues	$584,947	$613,553
Net Margin	$28,456	$15,485

  The pro forma amounts contain the following:

    •
    Capacity revenues per the existing purchase power agreement

    •
    Additional depreciation and amortization expense that would have been charged assuming the fair value adjustments to property, plant and equipment had been applied from January 1, 2008.

    •
    Additional interest expense that would have been incurred assuming all borrowing arrangements used to fund the acquisition had been in place as of January 1, 2008.

    •
    The difference between actual loss on power purchase and sale agreement and discounted cash flow liability recorded.

  As discussed previously, the net margin effects of this acquisition are being deferred until 2015; accordingly, there is no net margin impact of this acquisition.

(L)
Subsequent Events.    In accordance with SFAS No. 165, Oglethorpe evaluated subsequent events up until the time that its financial statements were issued and filed with the SEC on August 12, 2009.

  On July 31, 2009, Oglethorpe notified the partners of the Hartwell Energy Limited Partnership (HELP) of Oglethorpe's intent to purchase HELP, which owns the 300 megawatt Hartwell plant, an oil and gas-fired peaking facility in northeast Georgia. The purchase price is $148,500,000, including approximately $54,000,000 of existing project level debt, plus a working capital and fuel oil adjustment to be determined at closing. Completion of the purchase is expected in the third quarter of 2009.

  Oglethorpe already has a power purchase arrangement with HELP to purchase the output of the plant through May 2019 under which it has a right of first refusal to purchase the facility. See "BUSINESS—OGLETHORPE'S POWER SUPPLY RESOURCES—Power Purchase and Sale Agreements—Power Purchase," in Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

  The purchase of the plant by Oglethorpe will be subject to applicable regulatory approvals and lender consent.

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

Results of Operations

For the Three and Six Months Ended June 30, 2009 and 2008

Net Margin

Throughout the year, Oglethorpe monitors its financial results and, with Board approval, makes budget adjustments when and as necessary to ensure its targeted net margin is achieved. Under the Mortgage Indenture, Oglethorpe is required to establish and collect rates that are reasonably expected, together with other revenues of Oglethorpe, to yield a MFI Ratio of at least 1.10 in each fiscal year. Oglethorpe has achieved the minimum 1.10 MFI Ratio every year since 1997, the year the MFI Ratio requirement became effective. Moreover, to enhance financial coverage during an anticipated period of generation facility construction, Oglethorpe's Board approved a budget for 2009 that will achieve a 1.12 MFI Ratio, and Oglethorpe anticipates a margin of approximately $26.7 million for the year ending December 31, 2009 at this level of MFI coverage. Oglethorpe previously disclosed that it will evaluate coverage ratios during the period of anticipated construction and may choose to increase or decrease MFI coverage in the future. In this regard, Oglethorpe's Board has approved a further increase in the MFI Ratio to a level of 1.14, effective in 2010. The Board will continue to evaluate coverage ratios throughout the period of anticipated construction and may choose to increase or decrease MFI coverage in the future.

Oglethorpe's net margin for the three- and six-month periods ended June 30, 2009 was $12.8 million and $28.5 million compared to $8.8 million and $15.5 million for the same periods of 2008. The increase in net margin for the current three- and six-month periods compared to the same periods of 2008 was primarily due to interest expense on long-term debt being lower than budgeted during 2009. In addition, higher budgeted net margin for 2009 due to the increase in the MFI ratio also contributed to the increase in net margin for 2009 as compared to 2008.

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

Total revenues from sales to Members were 5.8% and 4.6% lower in the three- and six-month periods ended June 30, 2009 than such revenues for the same periods of 2008. Megawatt-hour (MWh) sales to Members decreased 12.4% and 11.1% in the three- and six-month periods ended June 30, 2009 versus the same periods of 2008. The average total revenue per MWh from sales to Members increased 7.5% and 7.3% for the current periods of 2009 compared to the same periods of 2008.

The components of Member revenues for the three and six months ended June 30, 2009 and 2008 were as follows (amounts in thousands except for cents per kilowatt hour):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Capacity revenues	$165,197	$150,000	$329,160	$300,478
Energy revenues	135,330	169,045	253,072	309,877

Total	$300,527	$319,045	$582,232	$610,355

Kilowatt hours sold to Members	5,181,861	5,913,146	10,013,239	11,262,060
Cents per kilowatt hour	5.80¢	5.40¢	5.81¢	5.42¢

Capacity revenues for the three- and six-month periods ended June 30, 2009 increased 10.1% and 9.5% compared to the same periods of 2008. The increase in capacity revenues primarily resulted from higher budgeted interest expense on long-term debt relating to an expected increase in debt levels resulting from generation facility construction. In addition, higher net margins due to an increase in the target MFI Ratio to 1.12 in 2009 compared to the target MFI Ratio of 1.10 in 2008 and the resulting impact of such increase on the higher budgeted interest expense for 2009 contributed to the increase in capacity revenues in such periods. Energy revenues were 19.9% and 18.3% lower for the three- and six-month periods ended June 30, 2009 compared to the same periods of 2008. Oglethorpe's average energy revenue per MWh from sales to Members was 8.6% and 8.1% lower for the current periods of 2009 as compared to the same periods of 2008. The decrease in energy revenues for the three- and six-month periods ended June 30, 2009 compared to the same periods of 2008 was primarily due to the pass-through to Oglethorpe's Members of lower fuel costs (primarily due to lower coal-fired generation) and lower purchased power energy costs (primarily due to the lower volume of purchased MWhs). For a discussion of fuel costs and purchased power costs, see "Operating Expenses" below.

Operating Expenses

Operating expenses for the three- and six-month periods ended June 30, 2009 decreased 10.0% and 9.0% compared to the same periods of 2008. The decrease in operating expenses for the three and six months ended June 30, 2009 compared to the same periods of 2008 was primarily due to lower fuel costs and lower purchased power costs. This decrease was offset somewhat by an increase in depreciation expense.

For the three- and six-month periods ended June 30, 2009 compared to the same periods of 2008, total fuel costs decreased 17.8% and 14.5% while total generation decreased 9.4% and 8.5%, respectively. Average fuel costs per MWh decreased 9.2% and 6.5% in the current periods of 2009 compared to the same periods of 2008. The decrease in total fuel costs during the second quarter and year-to-date of 2009 compared to the same periods of 2008 resulted primarily from lower coal-fired generation at Plants Scherer and Wansley, offset somewhat by higher generation at the natural gas-fired Chattahoochee energy facility. The decrease in average fuel costs during the three and six months ended June 30, 2009 compared to the same periods of 2008 resulted primarily from a 23.6% and 26.2% decrease in generation at Plants Scherer and Wansley due to scheduled outages at both of these plants whereas last year there was only a scheduled outage at Plant Wansley. In addition, Plant Wansley was dispatched less in 2009 than in 2008 due to unfavorable fuel costs relative to other available resources. Natural gas-fired generation at Chattahoochee increased 141.3% or 373,000 MWhs and 129.1% or 692,000 MWhs, primarily due to a substantial decline in the price of natural gas; the average fuel cost per MWh of natural gas-fired generation at Chattahoochee decreased 68.6% and 60.4%, respectively, in the three- and six-month periods ended June 30, 2009 from levels in the same periods a year ago.

Total purchased power costs decreased 21.0% and 25.5% for the three- and six-month periods ended June 30, 2009 compared to the same periods of 2008. Purchased MWhs decreased 43.8% and 51.8% for the current periods of 2009 compared to the same periods of 2008. The average cost per MWh of total purchased power increased 40.6% and 54.4% for the three- and six-month periods ended June 30, 2009 compared to the same periods of 2008.

Purchased power costs were as follows (amounts in thousands except for cents per kilowatt hour):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Capacity costs	$11,024	$10,478	$21,707	$20,697
Energy costs	23,026	32,623	37,489	58,802

Total	$34,050	$43,101	$59,196	$79,499

Kilowatt hours of purchased power	268,977	478,648	414,945	860,612
Cents per kilowatt hour	12.66¢	9.00¢	14.30¢	9.24¢

Purchased power capacity costs remained relatively unchanged in the three- and six-month periods of 2009 compared to the same periods of 2008. Purchased power energy costs for the three and six months periods ended June 30, 2009 decreased 29.4% and 36.2% compared to the same periods of 2008. The average cost of purchased power energy increased 25.6% and 32.2% for the three and six months ended June 30, 2009 compared to the same periods of 2008. The decreases in purchased power energy costs and in the volume of purchased MWhs along with the increase in the cost per MWh were all primarily due to the expiration of the Morgan Stanley purchased power agreement effective December 31, 2008. In addition, a significant drop in the average price per MWh acquired under Oglethorpe's energy replacement program (volume of MWhs acquired increased slightly in 2009 compared to 2008), which replaces power from Oglethorpe owned generation facilities with lower price spot market purchased power energy, contributed to the decreases in purchased power energy costs and offset somewhat the increase in the average cost of purchased power energy. These decreases in purchased power energy costs were offset somewhat by realized losses incurred for natural gas financial contracts utilized by Oglethorpe for managing exposure to fluctuations in the market price of natural gas.

Depreciation expense increased 10.1% and 7.0% in the three- and six-month periods of 2009 as compared to same periods of 2008 primarily due to an increase in depreciation expense for Plant Scherer related to capital expenditures for environmental compliance projects.

Other Income

Investment income increased 9.4% and decreased 3.8% in the three- and six-month periods ended June 30, 2009 compared to the same periods of 2008. The increase in investment income in the second quarter of 2009 as compared to the same period of 2008 is partly due to an increase in interest earnings on cash and cash equivalent investments due to higher cash balances offset somewhat by lower market interest rates on those investments. The second quarter 2009 increase is also attributable to increased earnings on the RUS Cushion of Credit Account due to higher balances in such account compared to the same quarter of 2008.

The line item investment income includes activity in the decommissioning trust funds. The income (loss) from investments in Oglethorpe's external and internal decommissioning funds for the three- and six-month periods ended June 30, 2009 totaled ($7.2) million and ($10.5) million compared to ($1.4) million and $1.5 million for the same periods of 2008. For nuclear decommissioning, Oglethorpe records a regulatory asset or liability for the timing difference in accretion expense recognized under SFAS No. 143, "Accounting for Asset Retirement Obligations," compared to the expense recovered for ratemaking purposes. The adjustments to investment income for these timing differences resulted in increases to the regulatory asset of $11.7 million and $19.4 million for the three-and six-month periods ended June 30, 2009 compared to increases of $5.5 million and $6.9 million for the same periods of 2008. Additionally, a $22.1 million increase in the fair market value of the nuclear decommissioning fund contributed to the slight decrease in the regulatory asset at June 30, 2009.

A new decommissioning site study will be performed later in 2009. The combination of the results of the decommissioning site study along with investment returns during 2009 will be utilized to assess whether additional decommissioning collections from Members will be required in future years. Oglethorpe's management believes that any increase in the cost estimates of decommissioning or decline in investment earnings can be recovered in future rates.

Balance Sheet Analysis as of June 30, 2009

Assets

Construction work in progress increased by a net $110.8 million in the six-month period ended June 30, 2009, primarily due to costs incurred for the construction of two new nuclear units at the existing Plant Vogtle. Construction work in progress for various replacement and improvement projects (including environmental control systems) decreased somewhat as a result of certain projects being placed in service.

Primarily as a result of a $10.0 million investment made in the National Rural Utilities Cooperative Finance Corporation's (CFC) Member Capital Securities program, investment in associated companies increased by $10.1 million.

Cash and cash equivalents increased by $214.6 million largely as a result of proceeds received from the issuance of new long-term debt, an increase in short-term borrowings and funds received from certain Members for prepayment of their monthly power bills. Portions of the funds were used for principal and interest payments, property additions and payments to Georgia Power Company (GPC) for operations and maintenance costs. In addition, approximately $105 million of cash was used for the acquisition of the Hawk Road Energy Facility. For information regarding the power bill prepayment program and the Hawk Road Energy Facility, see Notes I and K, respectively of Notes to Unaudited Condensed Financial Statements.

Cash paid for property additions (excluding the Hawk Road Energy Facility) for the period ended June 30, 2009 totaled $270 million. Of this amount approximately $120 million was for expenditures associated with the construction of new generation facilities. The remaining expenditures were primarily for environmental control systems being installed at Oglethorpe's coal-fired generation plants, nuclear fuel, and normal additions and replacements to existing generation facilities. For information regarding the Hawk Road Energy Facility, see Note K of Notes to Unaudited Condensed Financial Statements.

Restricted cash at December 31, 2008 represented a portion of the proceeds obtained from the December 2008 refinancing transactions. These proceeds, which were on deposit with a trustee, were subsequently used in the first quarter of 2009 to pay principal related to PCB debt that matured in January 2009.

Restricted short-term investments represent funds deposited into a RUS Cushion of Credit Account with the U.S. Treasury that earns interest at a guaranteed rate of 5% per annum. The funds, including interest earned thereon, can only be applied to debt service on RUS notes and RUS-guaranteed FFB notes. For information regarding the RUS Cushion of Credit Account, see Note H of Notes to Unaudited Condensed Financial Statements and see "Financial Condition—Capital Requirements and Liquidity and Sources of Capital—Liquidity" herein.

During the six months ended June 30, 2009, receivables increased 33.8%, or $39.5 million. The increase was partially attributable to a $10.7 million increase in the receivable associated with unrealized losses on natural gas contracts. See Note C of Notes to Unaudited Condensed Financial Statements for more information regarding this unrealized loss. The December 31, 2008 receivables balance included approximately $11.7 million of credit available to the Members for a Board approved reduction to 2008 revenue requirements. The increase in receivables at June 30, 2009 was also partially due to these credits being realized by the Members during 2009. Regular monthly billings to the Members, including amounts billed on behalf of Smarr EMC, also increased approximately $12.0 million. This increase was partially due to higher energy costs in June 2009 as compared to December 2008, and partially due to an increase in capacity charges for 2009. The increase in energy costs was driven by an increase in generation during the comparable time periods. Receivables from Smarr EMC for costs incurred for operation its facilities also increased by $3.7 million.

Deferred debt expense increased $9.8 million (net of amortization), or 23.3%. The increase was primarily due to the deferral of costs associated with the Berkshire surety bond coverage and the Series 2009A taxable bond issuance. For information regarding the Berkshire surety bond coverage, see Note J of Notes to Unaudited Condensed Financial Statements.

Deferred outage costs increased $3.0 million (net of amortization), or 11.0%, as a result of the deferral of approximately $11.7 million of refueling outage costs incurred at Plant Hatch Unit No. 2 and $6.1 million of scheduled major maintenance costs at Plant Scherer Unit No. 2 during the six months ended June 30, 2009. Deferred outage costs are amortized over the plant's operating cycle.

Deferred depreciation expense represents amounts deferred in relation to the application made to the Nuclear Regulatory Commission (NRC) to extend the licenses for Vogtle Unit No. 1 and Unit No. 2 for an additional 20 years. The license extensions were approved in June, 2009. Amortization of the deferral began in June and the amortization period will be 38 years for Unit No. 1 and 40 years for unit No. 2. For further discussion regarding deferred depreciation expense, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Results of Operations—Operation Expenses" in Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Equity and Liabilities

Long-term debt increased $358.6 million as a result of the issuance of $350 million of Series 2009A fixed rate first mortgage bonds and $59.2 million advanced under RUS-guaranteed FFB loans. The increase was somewhat offset by approximately $51.1 million of principal payments made for certain long-term debt.

Short-term borrowings represent borrowings to fund the acquisition of the Hawk Road Energy Facility, payments to GPC related to construction of Plant Vogtle Units No. 3 and No. 4 and construction costs associated with the two biomass units. For information regarding the Hawk Road Energy Facility, see Note K of Notes to Unaudited Condensed Financial Statements.

Accounts payable increased $10.6 million, or 36.2%, largely due to an $8.9 million increase in the payable for natural gas and natural gas transportation. This increase was the result of increased generation at the natural gas-fired units in June 2009 as compared to December 2008. The payable to Smarr EMC for amounts billed on its behalf by Oglethorpe increased $3.4 million due to increased generation. The payable to GPC for operation, maintenance and capital costs also increased by $4.2 million. Partially offsetting these increases was a $3.9 million decrease in the payable to Morgan Stanley as a result of the expiration of the purchase power agreement on December 31, 2008. Other purchase power payables also decreased by $2.0 million primarily due to a decrease in spot market purchases of energy.

Accrued and withheld taxes decreased $4.8 million as a result of property tax payments made during the first quarter of 2009, net of the normal monthly property tax accruals.

Members' advances represent funds received from the Members for prepayment of their monthly power bill. At June 30, 2009, approximately $154.1 million was classified as a current liability and approximately $31.6 million was classified as a long-term deferred liability. For information regarding the power bill prepayment program, see Note I of Notes to Unaudited Condensed Financial Statements.

Other current liabilities increased by $10.0 million primarily due to a $10.7 million increase in the liability associated with the unrealized loss on natural gas contracts, partially offset by a $1.2 million decrease in accrued payroll as a result of the payout of the 2008 performance pay.

Power sale agreement represents the liability (net of amortization) assumed with the purchase of the Hawk Road Energy Facility. For information regarding the Hawk Road Energy Facility, see Note K of Notes to Unaudited Condensed Financial Statements.

Other deferred credits and liabilities increased $7.9 million primarily due to a $5.0 million increase in funding received from the Members for future debt payments related to the Talbot Energy Facility and Chattahoochee Energy Facility. At June 30, 2009, a regulatory liability of $1.5 million existed in connection with the deferral of Hawk Road Energy Facility margins. For information regarding the Hawk Road Energy Facility, see Note K of Notes to Unaudited Condensed Financial Statements. The liability for Oglethorpe's share of GPC's other post retirement benefits also increased by $933,000.

Financial Condition

Capital Requirements and Liquidity and Sources of Capital

Environmental Capital Requirements

Oglethorpe's future capital expenditures depend in part on implementation of new or existing laws, regulations, judicial decisions, and how Oglethorpe and the other co-owners of coal-fired Plants Scherer and Wansley choose to comply with these regulations once finalized. Regulations adopted by the Georgia Environmental Protection Division (EPD) specify certain environmental control equipment that must be added to Georgia electric generating units by specific dates, including Plants Scherer and Wansley. As described in "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—Capital Requirements" in Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, Oglethorpe forecasted expenditures of $744 million in the period 2009 through 2014 to complete environmental compliance projects underway at Plants Scherer and Wansley. The last of the Plant Wansley projects was completed and placed in service in July 2009; however, completion of the projects at Plant Scherer will extend over the next five years, at a projected cost of approximately $690 million, and will require extended unit outages in 2009 and 2011, although not during peak energy use periods. As regulations are finalized and design work continues to determine how best to retrofit the units with the required equipment, and as the construction environment, including the rising cost of materials and labor, continues to evolve, the estimated cost to install these retrofits continues to be refined. Large construction projects such as these entail certain risks, as described in Item 1A—Risk Factors of Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. These forecasted expenditures are based on information available to Oglethorpe on the date of this Quarterly Report on Form 10-Q; however, there can be no assurance that the cost of compliance with these regulations will not be higher, nor that future regulations will not require additional reductions in emissions or earlier compliance. See Note F of the Notes to Unaudited Condensed Financial Statements for more information on environmental compliance matters.

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

In July 2008, an Advance Notice of Proposed Rulemaking (ANPR) from the EPA was published in the Federal Register. Created in response to the Supreme Court's April 2007 decision in Massachusetts v. EPA, the ANPR solicits public comment on whether greenhouse gases from stationary and mobile sources should be regulated under the Clean Air Act and, if so, what issues might arise from such regulation. On April 24, 2009, EPA published a proposed rule (the "endangerment finding") that would find that greenhouse gases in the atmosphere endanger the public health and welfare. If finalized as proposed, the rule would begin the process of regulating emissions of greenhouse gases, initially from mobile sources and then later from stationary sources. Oglethorpe cannot predict at this time whether these developments will result in the regulation of greenhouse gas emissions from its power plants, or the effects of any such regulation.

In addition, the possibility of new federal legislation that could lead to regulation of emissions of greenhouse gases from mobile and stationary sources continues. In June 2009, the House of Representatives passed the American Clean Energy and Security Act of 2009 (H.R. 2454), which would establish, among other things, a cap-and-trade system (starting at 17 percent below 2005 levels by 2020, tightening to 83 percent by 2050) for greenhouse gas emissions in the U.S. H.R. 2454 also includes a national renewable electricity standard, which would begin at 6.0 percent of retail sales in 2012, increase to 20 percent in 2020, and remain at that level through 2039. While Oglethorpe will not be subject to the annual renewable electricity standard—it would apply only to retail electric suppliers that sell at least 4,000,000 megawatt hours of electricity to retail consumers—initially two of its Members would be subject to the standard. Oglethorpe is currently pursuing the construction of two renewable biomass power generation facilities in Georgia that it believes would qualify for meeting H.R. 2454's renewable electricity standard. H.R. 2454 is now being considered by the Senate. Oglethorpe cannot predict at this time whether these legislative actions will result in the regulation of greenhouse gas emissions from its power plants, or the effects of any such regulation.

In June 2008, a Fulton County, Georgia Superior Court Judge overturned an air quality permit to Longleaf Energy Associates LLC for the construction of a coal-fired power plant in Early County, Georgia. This permit had previously been upheld by the Office of State Administrative Hearings (OSAH) after an appeal by the Sierra Club and Friends of the Chattahoochee. The judgment set aside OSAH's decision, concluding that carbon dioxide emissions are regulated and thus require permitting under the Clean Air Act. On appeal, this decision was reversed by the Georgia Court of Appeals. The case was, for other reasons, remanded for further OSAH evidentiary proceedings unrelated to the carbon dioxide issue. However, Sierra Club and Friends of the Chattahoochee have applied for a discretionary appeal of the case to the Georgia Supreme Court. If the Supreme Court agrees to hear the appeal, it remains a possibility that carbon dioxide emissions from any major source could be regulated in Georgia, which could halt the permitting of any new air emission sources of any significant size in the State (including new electric generating plants currently being considered by Oglethorpe). Ongoing litigation and administrative review actions are pending in other states, where, like the Georgia case, it is being argued that Best Available Control Technology is required for carbon dioxide emissions from new or modified sources under the Clean Air Act. Oglethorpe cannot predict at this time whether any of this litigation will result in the regulation of greenhouse gas emissions from its power plants, or the effects of any such regulation.

Current Financial Market Conditions

Since mid-2007, the financial services sector has been negatively impacted by significant write-offs related to sub-prime mortgages and the re-pricing of credit risk. Global credit and other financial markets have suffered substantial stress, volatility, illiquidity and disruption, with sub-prime mortgage related issues being the most significant contributing factor. These forces reached unprecedented levels by the fall of 2008, resulting in the insolvency or acquisition of, or government assistance to, several major domestic and international financial institutions. These events led to significantly diminished overall confidence in the credit markets and other financial markets and caused increasing economic uncertainty. This reduced confidence and uncertainty led to reduced lending between banks and to third parties. The commercial paper markets have also seen significant disruptions, particularly in the fourth quarter of 2008, with commercial paper maturities limited to periods ranging from approximately one to thirty days even for highly rated issuers, if they were able to issue commercial paper at all, along with abnormally high interest rates on issued paper.

However, during the first six months of 2009 the severe stress in the financial markets began to abate. While conditions are far from normal, certain sectors of the capital markets have begun to function better. The market for corporate debt has improved, credit spreads have tightened, and borrowing rates, particularly short-term rates, have trended lower. Oglethorpe successfully accessed the taxable bond markets in February 2009, issuing $350 million at favorable fixed rates. The commercial paper markets have improved as well, and Oglethorpe has successfully issued $222 million of commercial paper since April at favorable short-term rates.

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

Nuclear Decommissioning Funds

The market value of Oglethorpe's nuclear decommissioning funds (external and internal combined) declined approximately 18 percent in the year ended December 31, 2008, but had a net increase of approximately 5 percent in the first six months of 2009. An analysis of funding adequacy is currently underway, and later in 2009 a new decommissioning site study will be performed. The combination of the results of these two studies will be utilized to evaluate whether or not Oglethorpe should resume collecting funds from its Members for nuclear decommissioning. However, any resumption of fund collections from the Members would likely not take effect until at least 2010.

Liquidity

At June 30, 2009, Oglethorpe had $710 million of unrestricted available liquidity to meet short-term cash needs and liquidity requirements. This amount included $382 million in cash and cash equivalents and $328 million of unused and available committed short-term credit arrangements. On August 11, 2009, Oglethorpe closed on a $250 million five-year revolving line of credit and term loan agreement with CFC pursuant to which amounts outstanding under the line of credit can be converted, at any time, to a term loan with a maturity no later than December 31, 2043. Any amounts drawn under this new CFC line of credit, as well as any amounts converted to a term loan, will be secured under Oglethorpe's Mortgage Indenture. Oglethorpe's short-term credit facilities are shown in the table below.

Committed Short-Term Credit Facilities (dollars in millions)

	Authorized Amount	Available 6/30/2009	Available 8/12/2009	Expiration Date

Commercial Paper Line of Credit	$450	$228	$167	July 2012
CoBank Line of Credit	50	50	50	December 2009
CFC Line of Credit	50	50	50	October 2011
CFC Line of Credit	250	n/a	250	December 2013

Total	$800	$328	$517

At June 30, 2009, Oglethorpe had $222 million of commercial paper outstanding in connection with (i) payments to Georgia Power Company pursuant to the EPC Contract related to construction of Plant Vogtle Units No. 3 and No. 4, (ii) the acquisition of Hawk Road Energy Facility, and (iii) initial engineering and design work related to two proposed biomass facilities. For a discussion of the new nuclear units and biomass facilities under development, see "BUSINESS—OGLETHORPE'S POWER SUPPLY RESOURCES—Future Power Resources—Plant Vogtle Units No. 3 and No. 4" and "—Biomass Plants." in Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. For a discussion of the Hawk Road Energy Facility acquisition, see Note K of Notes to Unaudited Condensed Financial Statements herein. For a discussion of Oglethorpe's plans regarding permanent financing of these generation facilities, see "Financing Activities."

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

The commercial paper backup credit facility contains a financial covenant requiring Oglethorpe to maintain minimum levels of patronage capital. At June 30, 2009, the required minimum level was approximately $429 million and Oglethorpe's actual patronage capital was $564 million. The facility contains an additional covenant limiting Oglethorpe's secured indebtedness to no more than $8.5 billion and unsecured indebtedness to no more than $4.0 billion. At June 30, 2009, Oglethorpe had approximately $3.8 billion of secured indebtedness outstanding and $222 million of unsecured indebtedness outstanding.

In December 2008, Oglethorpe instituted a power bill prepayment program pursuant to which Members can prepay their power bills from Oglethorpe at a discount for an agreed number of months in advance, after which point the funds are credited against the participating Members' monthly power bills. As of June 30, 2009, fourteen Members had prepaid $191 million under this program. Oglethorpe began applying the prepayments against participating Members' power bills in May 2009 and expects to continue doing so through September 2013, with the majority scheduled to be applied in 2010. These prepayments are separately identified as "Members' advances" on Oglethorpe's balance sheets (net of the amounts credited against power bills) and statements of cash flows. An additional $7.5 million was prepaid in early July 2009. This program is providing additional liquidity to Oglethorpe prior to the point the funds are credited against monthly power bills.

At June 30, 2009, Oglethorpe had $81 million of restricted short-term investments pursuant to deposits made to a RUS Cushion of Credit Account. The deposits with the U.S. Treasury were made voluntarily and earn interest at a guaranteed rate of 5 percent per annum. The funds in the account, including interest thereon, can only be applied to debt service payments on RUS notes and RUS-guaranteed

FFB notes. Oglethorpe expects to apply these funds against debt service payments due on September 30, 2009 and December 31, 2009, which would essentially zero out the account.

Oglethorpe is continuing to pursue additional credit facilities that would further enhance Oglethorpe's liquidity throughout the anticipated period of generation facility construction. The timing, size and term of potential additional facilities will be influenced by many factors, including the ultimate size of the construction program and market conditions. Between projected cash on hand and the credit facilities currently in place or under negotiation, Oglethorpe believes it will have sufficient liquidity to fund its construction program and to cover normal operations through 2011.

Financing Activities

Bond Financings.    In the fall of 2009 Oglethorpe anticipates issuing $400 million of Series 2009B first mortgage bonds for the purpose of financing a portion of the cost of construction of the new generation facilities and to provide liquidity for general corporate purposes. The first mortgage bonds will be secured under Oglethorpe's Mortgage Indenture.

In 2006, Oglethorpe received an allocation from the Internal Revenue Service (IRS) to issue up to $24 million of Clean Renewable Energy Bonds (CREBs) to fund an upgrade project currently underway at its Rocky Mountain generating facility. CREBs are zero coupon bonds, and in lieu of receiving an interest payment from the issuer the bondholder receives a credit against federal income tax liability. Oglethorpe had its CREB application submitted to the IRS on its behalf by CFC, along with the applications of other electric cooperatives. CFC, as a qualified issuer under the program, will issue the bonds and loan the proceeds at a low rate of interest (approximately 1.5 percent) to the cooperatives whose applications were approved. Oglethorpe anticipates that CFC will issue $24 million of CREBs on Oglethorpe's behalf in the third quarter of 2009 and shortly thereafter will begin advancing funds under the related loan. This loan will be secured under Oglethorpe's Mortgage Indenture.

In late 2009, Oglethorpe anticipates issuing up to approximately $120 million of tax-exempt PCBs, including (i) $11 million to refinance outstanding PCBs scheduled to mature on January 1, 2010, (ii) $9 million of new money tax-exempt PCBs related to the installation of scrubbers at Plant Wansley, and (iii) up to $100 million of new-money tax-exempt PCBs related to a mercury control project at Plant Scherer.

RUS-Guaranteed Loans.    Oglethorpe currently has three approved RUS-guaranteed loans (funded through the FFB) totaling $844 million that are in various stages of being drawn down. One of these loans, totaling $310 million, was approved in early August of 2009 and relates to $100 million in general improvements at existing facilities along with $210 million of environmental projects at Plants Scherer and Wansley. Oglethorpe also has two RUS loan applications pending, totaling $933 million, relating to the two planned biomass facilities, but RUS action on these two loan applications is not expected before 2011.

In August 2009 Oglethorpe plans to file an additional RUS loan application in the amount of $206 million related to the acquisition of Hawk Road Energy Facility. For a discussion of the Hawk Road Energy Facility, see Note K of Notes to Unaudited Condensed Financial Statements herein.

Department of Energy (DOE)-Guaranteed Loans.    In connection with Oglethorpe's participation in two new nuclear units at the existing Plant Vogtle site (see "BUSINESS—OGLETHORPE'S POWER SUPPLY RESOURCES—Future Power Resources—Plant Vogtle Units No. 3 and No. 4" in Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 2008), in September 2008 and December 2008, Oglethorpe submitted Part I and Part II loan applications, respectively, in connection with the DOE Loan Guarantee Program seeking funding for the project. Two of the other three co-owners in the new Vogtle units have also applied for the DOE funding. Oglethorpe is pursuing this funding source as a result of a moratorium currently in place at RUS regarding the funding of new baseload (coal and nuclear) generating plants. The DOE Loan Guarantee Program, which is intended to support commercialization of innovative technologies to reduce air pollutants including greenhouse gases, was initially authorized pursuant to the Energy Policy Act of 2005 and was subsequently funded and extended. The loan structure would entail a loan funded through the FFB carrying a federal loan guarantee provided by the DOE. The DOE recently notified Oglethorpe that the Vogtle project has been selected for final due diligence and detailed negotiations leading to a potential conditional commitment for a DOE federal loan guarantee. This term sheet negotiation phase is anticipated to extend into the fourth quarter of 2009, and a final decision on loan approval is not anticipated any sooner than late in 2009. Even if DOE funding is obtained, DOE only has authority to fund up to 80 percent of the full cost of the project. Therefore, Oglethorpe will seek other sources of funding, including the issuance of taxable bonds and tax-exempt bonds (for any equipment that may qualify for such tax-exempt funding) for any portion of the project not financed through the DOE Loan Guarantee Program.

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

Pursuant to the AIG Equity Funding Agreements, RMLC deposited $57 million with AIG Matched Funding Corp. that was invested in six guaranteed investment contracts that will increase in value during the term of the lease, and at the end of the lease term will have a value equal to the equity portion of the fixed purchase price, or $372 million. These investments are reflected on Oglethorpe's balance sheet as "Deposit on Rocky Mountain transactions", with a balance of $112 million at June 30, 2009.

The operative agreements relating to the Rocky Mountain Lease Arrangements provide that if AIG fails to maintain a credit rating of at least Aa3 from Moody's and AA- from S&P, then AIG Matched Funding Corp. will be required to post collateral having a stipulated credit quality to secure its obligations under the AIG Equity Funding Agreements. Moreover, if AIG fails to maintain a credit rating of at least Baa3 from Moody's and BBB- from S&P, then RMLC must, within 60 days of becoming aware of such fact, enter into replacement Equity Funding Agreements with a financial institution that has credit ratings of at least Aa2 from Moody's and AA from S&P. In the event that RMLC were not able to enter into replacement Equity Funding Agreements, then RMLC may be required to purchase the Trusts' equity interests from the owners thereof.

In September 2008, Moody's lowered AIG's rating to A2 from Aa3 and S&P lowered AIG's rating to A- from AA-. As a result of the downgrade, AIG Matched Funding Corp. posted collateral in compliance with the AIG Equity Funding Agreements, consisting of securities issued by an instrumentality of the United States government that are rated triple-A in an amount equal to the net present value of its future payment obligations related to the equity portion of the fixed purchase price (the "Collateral Requirement"). In accordance with the terms of the AIG Equity Funding Agreements, the market value of the posted collateral (other than cash) will be determined weekly by an independent third party and AIG Matched Funding Corp. will be required to post additional collateral to the extent that it is determined that the market value of such collateral, together with the cash collateral (if any), has fallen below the Collateral Requirement. According to U.S. Bank National Association, which as collateral agent holds the collateral and provides the weekly valuation thereof, the market value of the collateral was $119 million at June 30, 2009.

Relationship with AMBAC Assurance Corporation.    In addition, the operative agreements relating to the Rocky Mountain Lease Arrangements require Oglethorpe to maintain surety bonds with a surety bond provider that meets minimum credit rating requirements to secure certain of Oglethorpe's payment obligations under the Rocky Mountain Lease Arrangements. Accordingly, Oglethorpe entered into a surety bond arrangement with AMBAC Indemnity Corporation (now known as AMBAC Assurance Corporation) (AMBAC) concurrently with the consummation of the Rocky Mountain Lease Arrangements.

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

As discussed in Oglethorpe's Form 8-K dated as of the same date, on May 22, 2009, Oglethorpe entered into an agreement with Berkshire Hathaway Assurance Corporation (Berkshire), rated AAA by S&P and Aa1 by Moody's, pursuant to which Berkshire provided supplemental credit enhancement to the credit enhancement currently provided by AMBAC with respect to five of the six long-term lease transactions, representing two of the three equity investors. As a result, Oglethorpe's obligation to provide replacement credit enhancement with respect to these five long-term lease transactions has been satisfied.

In addition, in late August 2009, Oglethorpe expects to enter into an agreement with Berkshire for Berkshire to provide supplemental credit enhancement to the credit enhancement currently provided by AMBAC with respect to the sixth long-term lease transaction, representing the third equity investor. However, in the event that Oglethorpe is unable to implement this supplemental credit enhancement within any additional time extensions granted by the investor in the owner trust formed to effectuate the sixth long-term lease transaction, then it may be required to purchase the equity interest of this investor in the owner trust. Oglethorpe currently estimates that the maximum aggregate amount of exposure it would have if it were required to purchase this equity interest is approximately $25 million. This amount is net of the accreted value of the guaranteed investment contract that was entered into with AIG Matched Funding Corp. in connection with the sixth long-term lease transaction. The actual value of the guaranteed investment contract may be more or less than the accreted value as a result of changes in interest rates and market conditions. Oglethorpe expects to have adequate liquidity to purchase the equity interest based on the maximum aggregate amount of exposure of approximately $25 million, if it were required to do so.

Newly Adopted or Issued Accounting Standards

For a discussion of SFAS No.165, "Subsequent Events", SFAS No. 166, "Accounting for Transfers of Financial Assets—an amendment of SFAS No. 140", SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)" and SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles", see Note D of Notes to Unaudited Condensed Financial Statements herein.

Recent Developments

On July 31, 2009, Oglethorpe notified the partners of the Hartwell Energy Limited Partnership (HELP) of Oglethorpe's intent to purchase HELP, which owns the 300 megawatt Hartwell plant, an oil and gas-fired peaking facility in northeast Georgia. The purchase price is $148.5 million, including approximately $54.0 million of existing project level debt, plus a working capital and fuel oil adjustment to be determined at closing. Completion of the purchase is expected in the third quarter of 2009. Oglethorpe plans to issue commercial paper to provide temporary funding for the purchase of the Hartwell plant, and later in 2009 intends to submit an RUS loan application for permanent financing.

Oglethorpe already has a power purchase arrangement with HELP to purchase the output of the plant through May 2019 under which it has a right of first refusal to purchase the facility. See "BUSINESS—OGLETHORPE'S POWER SUPPLY RESOURCES—Power Purchase and Sale Agreements—Power Purchase," in Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

The purchase of the plant by Oglethorpe will be subject to applicable regulatory approvals and lender consent.

In June 2007, Georgia Power Company, as agents for the co-owners, filed an application with the Nuclear Regulatory Commission to extend the licenses for Vogtle Unit No. 1 and Unit No. 2 for an additional 20 years. Effective July 1, 2007, Oglethorpe under the provisions of SFAS No. 71 began deferring the difference between Plant Vogtle depreciation expense based on the then current 40-year operating license versus depreciation expense based on the applied 20-year license extension. On June 3, 2009, the Nuclear Regulatory Commission granted 20-year license extensions for Vogtle Unit No. 1 and Unit No. 2. Amortization of the deferred amount totaling approximately $54.9 million at May 31, 2009 to depreciation expense over the extended license period began in June 2009.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Oglethorpe's market risks have not changed materially from the risks reported in Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 4. Controls and Procedures

As of June 30, 2009, Oglethorpe had carried out an evaluation, under the supervision and with the participation of its management, including its President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the President and Chief Executive Officer and the

Executive Vice President and Chief Financial Officer concluded that Oglethorpe's disclosure controls and procedures are effective.

There have been no changes in Oglethorpe's internal control over financial reporting or other factors that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, Oglethorpe's internal control over financial reporting.

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

Not Applicable.

Item 3. Defaults upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5. Other Information

Gary W. Wyatt, whose current term as an Oglethorpe Director expires March 2010, has notified Oglethorpe of his retirement as the President/Chief Executive Officer of Pataula EMC as of the end of January 2010. Pursuant to Oglethorpe's Bylaws, Mr. Wyatt will cease serving as an Oglethorpe Director immediately upon his retirement from Pataula EMC. The vacancy so created may be temporarily filled by Oglethorpe's Board of Directors. Any Director so appointed shall serve until the next annual meeting of Oglethorpe's Members or any special meeting of Members called for the purpose of filling such position.

Item 6. Exhibits

Number	Description
4.1	Forty-Eighth Supplemental Indenture, dated as of August 1, 2009, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2009B CFC Note, Series 2009C CFC Note and Series 2009D CFC Project Note.
4.2(1)	Committed, Revolving Credit Facility Agreement, dated as of August 1, 2009, between Oglethorpe and National Rural Utilities Cooperative Finance Corporation, relating to the Series 2009B CFC Note.
4.3(1)	Series 2009B CFC Note, dated August 11, 2009, in the original principal amount of $250,000,000, from Oglethorpe to National Rural Utilities Cooperative Finance Corporation.
4.4(1)	Term Loan Agreement, dated as of August 1, 2009, between Oglethorpe and National Rural Utilities Cooperative Finance Corporation, relating to the Series 2009C CFC Note.
4.5(1)	Series 2009C CFC Note, dated August 11, 2009, in the original principal amount of $250,000,000, from Oglethorpe to National Rural Utilities Cooperative Finance Corporation.
31.1	Rule 13a-14(a)/15d-14(a) Certification, by Thomas A. Smith (Principal Executive Officer).
31.2	Rule 13a-14(a)/15d-14(a) Certification, by Elizabeth B. Higgins (Principal Financial Officer).
32.1	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Thomas A. Smith (Principal Executive Officer).
32.2	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Elizabeth B. Higgins (Principal Financial Officer).

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

Oglethorpe Power Corporation (An Electric Membership Corporation)
Date: August 12, 2009	By:	/s/ Thomas A. Smith Thomas A. Smith President and Chief Executive Officer
Date: August 12, 2009		/s/ Elizabeth B. Higgins Elizabeth B. Higgins Executive Vice President and Chief Financial Officer (Principal Financial Officer)