Form 10-Q
period 2009-09-30
OGLETHORPE POWER CORP
filed 2009-11-12
CIK 788816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR
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

OGLETHORPE POWER CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2009

		Page No.
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Unaudited Condensed Balance Sheets as of September 30, 2009 and December 31, 2008	2
	Unaudited Condensed Statements of Revenues and Expenses For the Three and Nine Months ended September 30, 2009 and 2008	4
	Unaudited Condensed Statements of Patronage Capital and Membership Fees and Accumulated Other Comprehensive Deficit For the Nine Months ended September 30, 2009 and 2008	5
	Unaudited Condensed Statements of Cash Flows For the Nine Months ended September 30, 2009 and 2008	6
	Notes to Unaudited Condensed Financial Statements For the Three and Nine Months ended September 30, 2009 and 2008	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	31
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3.	Defaults Upon Senior Securities	39
Item 4.	Submission of Matters to a Vote of Security Holders	39
Item 5.	Other Information	39
Item 6.	Exhibits	39
SIGNATURES		40

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

Oglethorpe Power Corporation
Condensed Balance Sheets (Unaudited)
September 30, 2009 and December 31, 2008

	(dollars in thousands)
	2009	2008
Assets
Electric plant:
In service	$6,346,830	$5,906,865
Less: Accumulated provision for depreciation	(2,890,826)	(2,753,954)

	3,456,004	3,152,911
Nuclear fuel, at amortized cost	197,642	179,020
Construction work in progress	501,281	307,464

	4,154,927	3,639,395

Investments and funds:
Decommissioning fund	234,820	201,094
Deposit on Rocky Mountain transactions	113,754	108,219
Bond, reserve and construction funds	3,983	4,560
Investment in associated companies	52,351	43,441
Long-term investments	87,322	81,550
Other	391	391

	492,621	439,255

Current assets:
Cash and cash equivalents, at cost	470,611	167,659
Restricted cash, at cost	—	10,255
Restricted short-term investments	39,738	—
Receivables	115,542	116,679
Inventories, at average cost	199,847	175,350
Prepayments and other current assets	5,503	5,619

	831,241	475,562

Deferred charges:
Premium and loss on reacquired debt, being amortized	120,511	130,013
Deferred amortization of capital leases	79,592	85,612
Deferred debt expense, being amortized	52,106	41,905
Deferred outage costs, being amortized	29,166	27,137
Deferred tax assets	24,000	48,000
Deferred asset associated with retirement obligations	33,470	60,310
Deferred interest rate swap termination fees, being amortized	30,293	33,286
Deferred depreciation expense, being amortized	54,412	42,955
Other	24,366	21,022

	447,916	490,240

	$5,926,705	$5,044,452

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Balance Sheets (Unaudited)
September 30, 2009 and December 31, 2008

	(dollars in thousands)
	2009	2008
Equity and Liabilities
Capitalization:
Patronage capital and membership fees	$575,647	$535,829
Accumulated other comprehensive deficit	(1,085)	(1,348)

	574,562	534,481
Long-term debt	3,672,139	3,278,856
Obligation under capital leases	214,288	236,067
Obligation under Rocky Mountain transactions	113,754	108,219

	4,574,743	4,157,623

Current liabilities:
Long-term debt and capital leases due within one year	116,766	110,647
Short-term borrowings	346,672	140,000
Accounts payable	16,638	29,305
Accrued interest	31,220	34,539
Accrued and withheld taxes	20,940	18,827
Members' advances, current	183,047	—
Other current liabilities	19,599	28,081

	734,882	361,399

Deferred credits and other liabilities:
Gain on sale of plant, being amortized	31,680	33,536
Net benefit of Rocky Mountain transactions, being amortized	54,947	57,336
Asset retirement obligations	295,155	281,458
Accumulated retirement costs for other obligations	44,846	49,675
Long-term contingent liability	24,000	48,000
Members' advances, non-current	11,000	5,000
Power sale agreement, being amortized	90,670	—
Other	64,782	50,425

	617,080	525,430

	$5,926,705	$5,044,452

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Revenues and Expenses (Unaudited)
For the Three and Nine Months Ended September 30, 2009 and 2008

	(dollars in thousands)
	Three Months		Nine Months
	2009	2008	2009	2008
Operating revenues:
Sales to Members	$308,414	$333,725	$890,646	$944,080
Sales to non-Members	334	296	974	869

Total operating revenues	308,748	334,021	891,620	944,949

Operating expenses:
Fuel	94,508	135,677	281,674	354,467
Production	69,144	71,052	209,177	209,850
Purchased power	44,349	43,048	103,545	122,547
Depreciation and amortization	34,301	29,904	98,012	89,441
Accretion	4,565	4,287	13,696	12,862
Other	—	468	(47)	141

Total operating expenses	246,867	284,436	706,057	789,308

Operating margin	61,881	49,585	185,563	155,641

Other income (expense):
Investment income	8,147	7,055	24,210	23,744
Other	2,152	3,447	7,418	8,551

Total other income	10,299	10,502	31,628	32,295

Interest charges:
Interest on long-term debt and capital leases	59,419	53,883	176,198	163,747
Allowance for debt funds used during construction	(3,979)	(3,233)	(12,523)	(8,382)
Amortization of debt discount and expense	5,378	3,838	13,698	11,488

Net interest charges	60,818	54,488	177,373	166,853

Net margin	$11,362	$5,599	$39,818	$21,083

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Patronage Capital and Membership Fees
and Accumulated Other Comprehensive Deficit (Unaudited)
For the Nine Months Ended September 30, 2009 and 2008

	(dollars in thousands)
	Patronage Capital and Membership Fees	Accumulated Other Comprehensive (Deficit)	Total
Balance at December 31, 2007	$516,570	$(32,691)	$483,879

Components of comprehensive margin:
Net margin	21,083	—	21,083
Realized deferred loss on interest rate swap arrangements	—	32,806	32,806
Unrealized loss on available-for-sale securities	—	(5,209)	(5,209)

Total comprehensive margin			48,680

Balance at September 30, 2008	$537,653	$(5,094)	$532,559

Balance at December 31, 2008	$535,829	$(1,348)	$534,481

Components of comprehensive margin:
Net margin	39,818	—	39,818
Unrealized gain on available-for-sale securities	—	263	263

Total comprehensive margin			40,081

Balance at September 30, 2009	$575,647	$(1,085)	$574,562

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2009 and 2008

	(dollars in thousands)
	2009	2008
Cash flows provided (used) by operating activities:
Net margin	$39,818	$21,083

Adjustments to reconcile net margin to net cash provided (used) by operating activities:
Depreciation and amortization, including nuclear fuel	171,124	159,865
Accretion cost	13,696	12,862
Amortization of deferred gains	(4,245)	(4,245)
Allowance for equity funds used during construction	(1,904)	(2,107)
Deferred outage costs	(25,362)	(27,245)
Loss on sale of investments	12,018	5,998
Regulatory deferral of costs associated with nuclear decommissioning	(20,810)	(10,948)
Other	(483)	2,163
Change in operating assets and liabilities:
Receivables	(5,501)	(106,320)
Inventories	(24,056)	(4,876)
Prepayments and other current assets	131	26
Accounts payable	(12,512)	1,685
Accrued interest	(3,319)	4,808
Accrued and withheld taxes	2,072	13,482
Other current liabilities	(92)	(8,240)
Settlement of interest rate swaps	—	(33,771)
Increase in Members' advances	189,047	—

Total adjustments	289,804	3,137

Net cash provided by operating activities	329,622	24,220

Cash flows provided (used) by investing activities:
Property additions	(454,313)	(245,452)
Plant acquisition	(105,008)	—
Activity in decommissioning fund—Purchases	(495,689)	(463,768)
—Proceeds	491,715	456,451
Activity in bond, reserve and construction funds—Purchases	(475)	(73)
—Proceeds	1,052	1,132
Decrease in restricted cash and cash equivalents	10,255	48,124
Purchase of restricted short-term investments	(39,738)	—
Activity in investment in associated organizations—Purchases	(11,395)	(1,349)
—Proceeds	1,666	5,599
Activity in other long-term investments—Purchases	(1,037)	(184,336)
—Proceeds	900	193,413
Other	(2,735)	(1,950)

Net cash used by investing activities	(604,802)	(192,209)

Cash flows provided (used) by financing activities:
Long-term debt proceeds	464,026	282,936
Long-term debt payments	(86,419)	(578,475)
Increase in short-term borrowings	206,672	238,688
Other	(6,147)	(3,035)

Net cash provided (used) by financing activities	578,132	(59,886)

Net increase (decrease) in cash and cash equivalents	302,952	(227,875)
Cash and cash equivalents at beginning of period	167,659	290,930

Cash and cash equivalents at end of period	$470,611	$63,055

Supplemental cash flow information:
Cash paid for—
Interest (net of amounts capitalized)	$161,457	$145,375
Supplemental disclosure of non-cash investing and financing activities:
Plant expenditures included in ending accounts payable	$(977)	$(11,978)
Acquired power purchase and sale liability	$98,100	$—

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Notes to Unaudited Condensed Financial Statements
September 30, 2009 and 2008

(A)
General.    The condensed financial statements included in this report have been prepared by Oglethorpe Power Corporation (an Electric Membership Corporation) (Oglethorpe), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the information furnished in this report reflects all adjustments (which include only normal recurring adjustments) and estimates necessary to fairly state, in all material respects, the results for the three- and nine-month periods ended September 30, 2009 and 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to SEC rules and regulations, although Oglethorpe believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Oglethorpe's Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (Oglethorpe's 2008 Form 10-K), as filed with the SEC. The results of operations for the three- and nine-month periods ended September 30, 2009 are not necessarily indicative of results to be expected for the full year. As noted in Oglethorpe's 2008 Form 10-K, substantially all of Oglethorpe's sales are to its 38 electric distribution cooperative members (the Members) and, thus, the receivables on the accompanying balance sheets are principally from its Members. (See "Notes to Financial Statements" in Oglethorpe's 2008 Form 10-K.)

(B)
Fair Value Measurements.    Authoritative guidance regarding fair value measurements for financial and non-financial assets and liabilities defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements.

  The guidance establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

    •
    Level 1.    Quoted prices from active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Quoted prices in active markets provide the most reliable evidence of fair value and are used to measure fair value whenever available. Level 1 primarily consists of financial instruments that are exchange-traded.

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

    •
    Level 3.    Pricing inputs that include significant inputs which are generally less observable from objective sources. These inputs may include internally developed methodologies that result in management's best estimate of fair value. Level 3 financial instruments are those whose fair value is based on significant unobservable inputs.

  As required by the guidance, assets and liabilities measured at fair value are based on one or more of the following three valuation techniques:

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

  The tables below detail assets and liabilities measured at fair value on a recurring basis for the periods ending September 30, 2009 and December 31, 2008.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	September 30, 2009	(Level 1)	(Level 2)	(Level 3)

	(dollars in thousands)
Decommissioning funds	$234,820	$226,819	$2,462	$5,539
Bond, reserve and construction funds	3,983	3,983	—	—
Long-term investments	87,322	58,696	—	28,626	(1)
Natural gas swaps	(11,235)	—	(11,235)	—
Deposit on Rocky Mountain transactions	113,754	—	—	113,754
Investments in associated companies	52,351	—	—	52,351

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	September 30, 2009	(Level 1)	(Level 2)	(Level 3)

	(dollars in thousands)
Decommissioning funds	$201,094	$184,854	$10,155	$6,085
Bond, reserve and construction funds	4,560	4,560	—	—
Long-term investments	81,550	51,907	—	29,643	(1)
Natural gas swaps	(18,836)	—	(18,836)	—
Deposit on Rocky Mountain transactions	108,219	—	—	108,219
Investments in associated companies	43,441	—	—	43,441

(1)
Represents auction rate securities investments held by Oglethorpe.

The following tables present the changes in Oglethorpe's Level 3 assets and liabilities measured at fair value on a recurring basis during the three and nine months ended September 30, 2009 and 2008, respectively.

	Three Months Ended September 30, 2009
	Decommissioning funds	Long-term investments	Deposit on Rocky Mountain transactions	Investments in associated companies

	(dollars in thousands)
Assets:
Balance at June 30, 2009	$8,661	$29,299	$111,868	$53,491
Total gains or losses (realized/unrealized):
Included in earnings	31	—	—	—
Included in regulatory asset	(4)	—	—	—
Impairment included in other comprehensive deficit	—	27	—	—
Purchases, issuances, liquidations	—	(700)	—	—
Transfers to Level 3	(3,149)	—	1,886	(1,140)

Balance at September 30, 2009	$5,539	$28,626	$113,754	$52,351

	Nine Months Ended September 30, 2009
	Decommissioning funds	Long-term investments	Deposit on Rocky Mountain transactions	Investments in associated companies

Assets:
Balance at January 1, 2009	$6,085	$29,643	$108,219	$43,441
Total gains or losses (realized/unrealized):
Included in earnings	31	—	—	—
Included in regulatory asset	(4)	—	—	—
Impairment included in other comprehensive deficit	—	(117)	—	—
Purchases, issuances, liquidations	—	(900)	—	—
Transfers to Level 3	(573)	—	5,535	8,910

Balance at September 30, 2009	$5,539	$28,626	$113,754	$52,351

	Three Months Ended September 30, 2008
	Decommissioning funds	Long-term investments	Deposit on Rocky Mountain transactions	Investments in associated companies

	(dollars in thousands)
Assets:
Balance at June 30, 2008	$62	$34,576	$104,689	$44,849
Total gains or losses (realized/unrealized):
Included in earnings	35	—	—	—
Included in regulatory asset	4	—	—	—
comprehensive deficit	—	(768)	—	—
Transfers to Level 3	(101)	—	1,765	(2,368)

Balance at September 30, 2008	$—	$33,808	$106,454	$42,481

	Nine Months Ended September 30, 2008
	Decommissioning funds	Long-term investments	Deposit on Rocky Mountain transactions	Investments in associated companies

	(dollars in thousands)
Assets:
Balance at January 1, 2008	$1,342	$7,300	$101,272	$46,449
Total gains or losses (realized/unrealized):
Included in earnings	(92)	—	—	—
Included in regulatory asset	5	—	—	—
Impairment included in other comprehensive deficit	—	(4,792)	—	—
Purchases, issuances, liquidations	—	(15,000)	—	—
Transfers to Level 3	(1,255)	46,300	5,182	(3,968)

Balance at September 30, 2008	$—	$33,808	$106,454	$42,481

Interest Rate Swaps
Liabilities:
Balance at January 1, 2008	$30,526
Total gains or losses (realized/unrealized):
Included in other comprehensive deficit	3,245
Included in regulatory assets and liabilities	(33,771)

Balance at September 30, 2008	$—

  The assets included in the "Long-term investments" column in each of the tables above are auction rate securities held by Oglethorpe. As a result of market conditions, including the failure of auctions for the auction rate securities in which Oglethorpe invested, the fair value of these auction rate securities was determined using an income approach based on a discounted cash flow model. The discounted cash flow model utilized projected cash flows at current rates, which was adjusted for illiquidity premiums based on discussions with market participants. At September 30,

  2009, Oglethorpe held auction rate securities with maturity dates ranging from March 15, 2028 to December 1, 2045.

  Based on the fair value of these auction rate securities as of September 30, 2009, an additional temporary impairment of approximately $117,000 was recorded as an incremental adjustment to the $1,657,000 that was previously recorded at December 31, 2008. The temporary impairment is reflected in "Accumulated other comprehensive deficit" on the condensed unaudited balance sheets. The various assumptions Oglethorpe utilizes to determine the fair value of its auction rate securities investments will vary from period to period based on the prevailing economic conditions. If the market for Oglethorpe's auction rate securities investments should deteriorate, Oglethorpe may need to increase the illiquidity premium used in preparing a discounted cash flow model for these securities. A 25 basis point increase in the illiquidity premium used to determine the fair value of these investments at September 30, 2009, would have resulted in a decrease in the fair value of Oglethorpe's auction rate securities investments by approximately $1,598,000.

  These investments were rated either A3 or Aaa by Moody's Investors Service (Moody's) and AAA by Standard and Poor's (S&P) as of September 30, 2009. Therefore, it is expected that the investments will not be settled at a price less than par value. Because Oglethorpe has the ability and intent to hold these investments until a recovery of its original investment value, it considered the investments to be temporarily impaired at September 30, 2009.

(C)
Disclosures about Derivative Instruments and Hedging Activities.    Oglethorpe's Risk Management Committee provides general oversight over all risk management activities, including but not limited to, commodity trading and investment portfolio management. Oglethorpe uses commodity trading derivatives, which are designated as hedging instruments under authoritative guidance for Accounting for Derivatives and Hedging Activities, to manage its exposure to fluctuations in the market price of natural gas. Consistent with Oglethorpe's rate-making treatment for energy costs which are flowed-through to the Members, unrealized gains or losses on the natural gas swaps are reflected as an unbilled receivable. Within Oglethorpe's nuclear decommissioning trust fund, derivatives including options, swaps and credit default swaps which are non-speculative, are utilized to mitigate volatility associated with duration, default, yield curve and the interest rate risks of the portfolio. Consistent with Oglethorpe's rate-making treatment, unrealized gains or losses from the decommissioning trust fund are recorded as an increase or decrease to the regulatory asset or liability.

  Under the natural gas swap arrangements, Oglethorpe pays the counterparty a fixed price for specified natural gas quantities and receives a payment for such quantities based on a market price index. These payment obligations are netted, such that if the market price index is lower than the fixed price, Oglethorpe will make a net payment, and if the market price index is higher than the fixed price, Oglethorpe will receive a net payment.

  At September 30, 2009, the estimated fair value of Oglethorpe's natural gas contracts was an unrealized loss of approximately $11,235,450. See Note B for further discussion on fair value measurements of financial instruments. Consistent with Oglethorpe's rate-making for energy costs which are passed through to the Members, these unrealized losses are reflected as an unbilled receivable on Oglethorpe's balance sheet.

  Oglethorpe is exposed to credit risk as a result of entering into these hedging arrangements. Credit risk is the potential loss resulting from a counterparty's nonperformance under an agreement. Oglethorpe manages credit risk with policies and procedures for, among other things, counterparty analysis, exposure measurement, and exposure monitoring and mitigation.

  It is possible that volatility in commodity prices could cause Oglethorpe to have credit risk exposures with one or more counterparties. If such counterparties fail to perform their obligations,

  Oglethorpe could suffer a financial loss. However, as of September 30, 2009, all of the counterparties with transaction amounts outstanding in Oglethorpe's hedging portfolio are rated above investment grade by the major rating agencies or have provided a guaranty from one of their affiliates that is rated above investment grade.

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

  Additionally, Oglethorpe has implemented procedures to monitor the creditworthiness of its counterparties and to consider nonperformance in valuing counterparty positions. Oglethorpe has contracted with a third party to assist in monitoring counterparties' credit standing, including those experiencing financial problems, have significant swings in credit default swap rates, have credit rating changes by external rating agencies, or have changes in ownership. Net liability positions are generally not adjusted as Oglethorpe uses derivative transactions as hedges and has the ability and intent to perform under each of its contracts. In the instance of net asset positions, Oglethorpe considers general market conditions and the observable financial health and outlook of specific counterparties, forward looking data such as credit default swaps, when available, and historical default probabilities from credit rating agencies in evaluating the potential impact of nonperformance risk to derivative positions.

  The contractual agreements contain provisions that could require either Oglethorpe or the counterparty to post collateral or credit support. The amount of collateral or credit support that could be required is calculated as the difference between the aggregate fair value of the hedges and pre-established credit thresholds. The credit thresholds are contingent upon each party's credit standing and credit ratings from the major credit rating agencies. The collateral and credit support requirements vary by contract and by counterparty. Oglethorpe may only post credit support in the form of a letter of credit due to provisions within its Rural Utilities Service (RUS) Loan Contract; however, Oglethorpe may receive collateral in the form of cash or credit support. As of September 30, 2009, neither Oglethorpe nor any counterparties were required to post credit support or collateral under any of these agreements. If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2009 due to Oglethorpe's credit rating being downgraded below investment grade, Oglethorpe could have been required to post letters of credit totaling up to $11,235,000 with its counterparties.

  The following table reflects the volume activity of Oglethorpe's natural gas derivatives and derivatives within the nuclear decommissioning trust fund as of September 30, 2009 that are expected to settle or mature each year:

Year	Natural Gas Swaps (MMBTUs) (in millions)	Derivative Instruments (in millions)

2009	0.41	1.3
2010	5.50	(14.6)
2011	.46	(.6)
2014	—	.8
2016	—	(.8)

Total	6.37	(13.9)

  The table below reflects the fair value of derivative instruments and their effect on Oglethorpe's condensed unaudited balance sheets for the period ended September 30, 2009.

	Balance Sheet Location	Fair Value
		(dollars in thousands)
Designated as hedges under authoritative guidance related to derivatives and hedging activities:
Assets
Natural Gas Swaps	Receivables	$11,289
Natural Gas Swaps	Receivables	(54)

Total assets designated as hedges under authoritative guidance related to derivatives and hedging activities		$11,235

Liabilities
Natural Gas Swaps	Other current liabilities	$11,289
Natural Gas Swaps	Other current liabilities	(54)

Total liabilities designated as hedges under authoritative guidance related to derivatives and hedging activities		$11,235

Not designated as hedges under authoritative guidance related to derivatives and hedging activities:
Assets
Nuclear decommissioning trust	Decommissioning fund	$23,875
Nuclear decommissioning trust	Decommissioning fund	(24,292)
Nuclear decommissioning trust	Deferred asset associated with retirement obligations	24,051
Nuclear decommissioning trust	Deferred asset associated with retirement obligations	(23,975)

Total not designated as hedges under authoritative guidance related to derivatives and hedging activities		$(341)

  The following table presents the gains and (losses) on derivative instruments recognized in income for the three and nine months ended September 30, 2009.

Effect of Derivative Instruments on the Condensed Statement of Revenues and Expenses
	Income Statement Location	Three months ended	Nine months ended

		(dollars in thousands)
Designated as hedges under authoritative guidance related to derivatives and hedging activities
Natural Gas Swaps	Purchase power	$—	$46
Natural Gas Swaps	Purchase power	(19,565)	(29,121)
Not designated as hedges under authoritative guidance related to derivatives and hedging activities
Nuclear decommissioning trust	Investment income	1,327	2,662
Nuclear decommissioning trust	Investment income	(1,211)	(2,921)

Total losses on derivatives		$(19,449)	$(29,334)

(D)
Recently Issued or Adopted Accounting Pronouncements.    In September 2009, Oglethorpe adopted the Financial Accounting Standards Board (FASB) Codification and the Hierarchy of Generally Accepted Accounting Principles (Codification). The Codification creates a two-level GAAP hierarchy—authoritative and non-authoritative—and establishes the Codification as the sole source of authoritative GAAP for non-governmental entities, except for rules and releases by the SEC. The adoption had no impact on Oglethorpe's results of operations, cash flows or financial condition.

  In June 2009, the FASB issued Accounting for Transfers of Financial Assets—an amendment of Accounting for Transfers for Servicing of Financial Assets and Extinguishments of Liabilities. The standard requires improved disclosures about transfers of financial assets and removes the exception from applying Consolidation of Variable Interest Entities to qualifying special purpose entities. The standard is effective January 1, 2010. Currently, the adoption of the standard is not expected to have a material effect on Oglethorpe's results of operations, cash flows or financial condition.

  In June 2009, the FASB issued Amendments to the Consolidation of Variable Interest Entities. The standard provides new consolidation guidance for variable interest entities (VIE) and requires a company to assess the determination of the primary beneficiary of a VIE based on whether the company has the power to direct matters that most significantly impact the activities of the VIE, and the obligation to absorb losses or the right to receive benefits of the VIE. The standard also requires ongoing reassessments of whether a company is the primary beneficiary of a VIE. The standard is effective beginning January 1, 2010. Early application is prohibited. Oglethorpe is currently evaluating the impact of the new standard on its results of operations, cash flows and financial position.

(E)
Accumulated Comprehensive Deficit.    The table below provides detail of the beginning and ending balance for each classification of accumulated other comprehensive deficit along with the amount of any reclassification adjustments included in margin for each of the periods presented in the Condensed Statements of Patronage Capital and Membership Fees and Accumulated Other

  Comprehensive Deficit. There were no material changes in the nature, timing or amounts of expected (gain) loss reclassified to net margin from the amounts disclosed in Oglethorpe's 2008 Form 10-K.

  Oglethorpe's effective tax rate is zero; therefore, all amounts below are presented net of tax.

	Accumulated Other Comprehensive Deficit
	(dollars in thousands)
	Interest Rate Swap Arrangements	Available-for-sale Securities	Total

Balance at December 31, 2007	$(32,806)	$115	$(32,691)

Unrealized gain/(loss)	—	(5,209)	(5,209)
Realized deferred loss	32,806	—	32,806

Balance at September 30, 2008	$—	$(5,094)	$(5,094)

Balance at December 31, 2008	$—	$(1,348)	$(1,348)

Unrealized gain/(loss)	—	263	263

Balance at September 30, 2009	$—	$(1,085)	$(1,085)

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

  In general, environmental requirements are becoming increasingly stringent. New requirements may substantially increase the cost of electric service by requiring changes in the design or operation of existing facilities or changes or delays in the location, design, construction or operation of new facilities. Failure to comply with these requirements could result in the imposition of civil and criminal penalties as well as the complete shutdown of individual generating units not in compliance. Certain of Oglethorpe's debt instruments require it to comply in all material respects with laws, rules, regulations and orders imposed by applicable governmental authorities, which include current or future environmental laws and regulations. Should Oglethorpe fail to be in compliance with these requirements, it would constitute a default under such debt instruments. Although it is Oglethorpe's intent to comply with current and future regulations, Oglethorpe cannot provide assurance that it will always be in compliance with current and future regulations applicable to it.

(G)
Restricted short-term investments.    At September 30, 2009, Oglethorpe had $39,738,000 on deposit with RUS in the Cushion of Credit Account. The funds are to be used for future RUS/Federal Financing Bank (FFB) debt service payments and earn interest at a RUS guaranteed rate of 5% per annum.

(H)
Members' Advances.    In December 2008, Oglethorpe instituted a power bill prepayment program pursuant to which Members can prepay their power bills from Oglethorpe at a discount based on Oglethorpe's avoided cost of funds. The advances are credited against the participating Members' power bills in the month(s) agreed upon in advance. The discounts are credited each and every month against the power bills and are recorded on Oglethorpe's books as a reduction to Member revenues. At September 30, 2009, Member advances as reflected on the balance sheet, including unpaid discounts, were $194,047,000, of which, $183,047,000 is classified as current liabilities and $11,000,000 as deferred credits and other liabilities in the condensed balance sheets. Subsequent to September 30, 2009, Oglethorpe received an additional $2,000,000 from Members under this program. The advances are being applied against Members' power bills through September 2013, with the majority scheduled to be applied in 2010.

(I)
Heard County Power Acquisition.    On May 1, 2009, Oglethorpe acquired 100% of Heard County Power, L.L.C. (Heard LLC) pursuant to a purchase and sale agreement dated February 25, 2009. Heard LLC owns the Hawk Road Energy Facility, a 500 megawatt natural gas-fired peaking facility, located in Heard County. In conjunction with the acquisition, Oglethorpe assumed a power purchase and sale agreement under which it sells 500 megawatts of capacity and associated energy to seven of its Members through December 31, 2015. After 2015, the output of the Hawk Road Energy Facility will be available to all of Oglethorpe's subscribing Members. The transaction was valued at approximately $203,100,000, which represented a purchase price of $105,000,000 and an approximate $98,100,000 liability for the assumed power purchase and sale agreement which together with acquisition related costs and payments of approximately $900,000 (consisting primarily of legal and professional services) resulted in an approximate cash outlay of $105,900,000. The acquisition related costs of $900,000 were expensed in the second quarter of 2009.

  In connection with the acquisition, Oglethorpe funded the entire $105,900,000 cash outlay by issuing commercial paper.

  The following amounts represent the preliminary estimates of identifiable assets acquired and liabilities assumed in the Heard LLC acquisition:

Recognized fair value amounts of identifiable assets acquired and liabilities assumed:	(in millions)

Property, plant and equipment	$202.7
Inventory	0.5
Current liabilities	(0.1)
Liability for power purchase and sale agreement	(98.1)

Total identifiable net assets	$105.0

  There was no goodwill or gain on bargain purchase associated with this acquisition.

  The assets acquired and liabilities assumed of Heard LLC have been measured in accordance with authoritative guidance regarding Business Combinations as of the acquisition date. For purposes of measuring fair value, where applicable, Oglethorpe has used Fair Value Measurements guidance, which establishes a framework for measuring fair values. Liabilities arising from the power purchase and sale agreement were evaluated in accordance with Accounting for Assets Acquired and Liabilities Assumed in a Business Acquisition That Arise from Contingencies and resulted in the recognition of a $98,100,000 liability for the power purchase and sale agreement acquired as part of the acquisition. This liability was valued using a discounted cash flow methodology.

  Heard LLC's financial position and results of operations have been consolidated with Oglethorpe as of May 1, 2009 and contributed revenues to Oglethorpe for the period May 1, 2009 through September 30, 2009 of $2,638,000 million. The effects on net margin are being deferred until the end of the power purchase and sale agreement in 2015 and then amortized over the remaining life of the plant.

(J)
Subsequent Events.    In accordance with the Codification, Oglethorpe evaluated subsequent events up until the time that its financial statements were issued and filed with the SEC on November 12, 2009.

  On October 13, 2009, Oglethorpe acquired 100% of Hartwell Energy Limited Partnership (HELP), which owns the 300 megawatt Hartwell plant, an oil and gas-fired peaking facility with two 150 megawatt combustion turbine generating units in northeast Georgia. The purchase price was $148,500,000, which included approximately $53,500,000 of existing project level debt paid off at closing. Oglethorpe acquired as part of the acquisition of HELP an existing power purchase agreement that Oglethorpe had with HELP.

  On November 3, 2009, Oglethorpe issued $400,000,000 of First Mortgage Bonds, Series 2009 B (the Bonds). The Bonds bear interest at 5.95% per year, with interest payment dates on May 1 and November 1 of each year, beginning on May 1, 2010, and have a final maturity of November 1, 2039. In connection with the issuance of the Bonds, Oglethorpe entered into a registration rights agreement pursuant to which it agreed to file a registration statement relating to an exchange offer for the Bonds and/or, if applicable, to file a shelf registration statement for the Bonds.

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

Forward-Looking Statements and Associated Risks

This Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding, among other items, (i) anticipated financing transactions by Oglethorpe, (ii) Oglethorpe's future capital expenditure requirements and funding sources and (iii) achievement of a Margins for Interest Ratio (MFI Ratio) at or above the minimum requirement contained in Oglethorpe's Mortgage Indenture and, in the case that Oglethorpe's Board of Directors approves a budget for a particular fiscal year that seeks to achieve a higher MFI Ratio, such higher Board-approved MFI Ratio. These forward-looking statements are based largely on Oglethorpe's current expectations and are subject to a number of risks and uncertainties, some of which are beyond Oglethorpe's control. For a discussion of some factors that could cause actual results to differ materially from those anticipated by these forward-looking statements, see Item 1A—Risk Factors contained in this Quarterly Report on Form 10-Q. In light of these risks and uncertainties, there can be no assurance that events anticipated by the forward-looking statements contained in this Quarterly Report on Form 10-Q will in fact transpire.

Results of Operations

For the Three and Nine Months Ended September 30, 2009 and 2008

Net Margin

Throughout the year, Oglethorpe monitors its operating results and, with Board approval, makes budget adjustments when and as necessary to ensure its targeted MFI Ratio is achieved. Under the Mortgage Indenture, Oglethorpe is required to establish and collect rates that are reasonably expected, together with other revenues of Oglethorpe, to yield a MFI Ratio of at least 1.10 in each fiscal year. Oglethorpe has achieved the minimum 1.10 MFI Ratio every year since 1997, which is the year that the MFI Ratio requirement came into effect. Moreover, to enhance financial coverage during an anticipated period of generation facility construction, Oglethorpe's Board approved a budget for 2009 that will achieve a 1.12 MFI Ratio. For 2010, Oglethorpe's Board has approved an increase in the MFI Ratio to 1.14. The Board will continue to evaluate coverage ratios throughout the period of anticipated construction and may choose to increase or decrease the MFI Ratio in the future.

Oglethorpe's net margin for the three- and nine-month periods ended September 30, 2009 was $11.4 million and $39.8 million compared to $5.6 million and $21.1 million for the same periods of 2008. The increase in net margin for the 2009 three- and nine-month periods compared to the same periods of 2008 was due primarily to total interest charges being lower than budgeted during 2009 and, to a lesser extent, the increase in the MFI Ratio to 1.12 for 2009, as compared to 1.10 for 2008. Oglethorpe expects a net margin of approximately $26.2 million for the year ending December 31, 2009 which will achieve the target 1.12 MFI Ratio.

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

Total revenues from sales to Members were 7.6% and 5.7% lower in the three- and nine-month periods ended September 30, 2009 than for the same periods of 2008. Megawatt-hour (MWh) sales to Members decreased 11.0% and 11.1% in the three- and nine-month periods ended September 30, 2009 versus the same periods of 2008. The average total revenue per MWh from sales to Members increased 3.9% and 6.1% for the three- and nine-month periods ended September 30, 2009 compared to the same periods of 2008.

The components of Member revenues for the three and nine months ended September 30, 2009 and 2008 were as follows (amounts in thousands except for cents per kilowatt hour):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Capacity revenues	$166,527	$150,013	$495,687	$450,491
Energy revenues	141,887	183,712	394,959	493,589

Total	$308,414	$333,725	$890,646	$944,080

Kilowatt hours sold to Members	5,576,812	6,267,594	15,590,051	17,529,654
Cents per kilowatt hour	5.53¢	5.32¢	5.71¢	5.39¢

Capacity revenues for the three- and nine-month periods ended September 30, 2009 increased 11.0% and 10.0% compared to the same periods of 2008. The increase in capacity revenues in 2009 primarily resulted from higher budgeted interest expense on long-term debt relating to environmental expenditures for existing coal-fired facilities that have now been placed in-service and to provide liquidity for general corporate purposes. In addition, capacity revenues also increased in 2009 due to an increase in the target MFI Ratio to 1.12 in 2009 compared to 1.10 in 2008. Energy revenues were 22.8% and 20.0% lower for the three- and nine-month periods ended September 30, 2009 compared to the same periods of 2008. Oglethorpe's average energy revenue per MWh from sales to Members was 13.2% and 10.0% lower for the three and nine month ended September 30, 2009 as compared to the same periods of 2008. The decrease in energy revenues for the three-month period ended September 30, 2009 compared to the same period of 2008 was primarily due to the pass-through to Oglethorpe's Members of lower fuel costs (primarily due to lower coal-fired generation). For the nine-month period ended September 30, 2009 compared to the same period of 2008, in addition to lower fuel costs, the pass-through of lower purchased power energy costs (primarily due to the lower volume of purchased MWhs) contributed to the decrease as well. For a discussion of fuel costs and purchased power costs, see "Operating Expenses" below.

Operating Expenses

Operating expenses for the three- and nine-month periods ended September 30, 2009 decreased 13.2% and 10.5% compared to the same periods of 2008. The decrease in operating expenses for the third quarter of 2009 compared to the same period of 2008 was primarily due to lower fuel costs offset somewhat by higher depreciation expense. For the first nine months of 2009 compared to the same period of 2008, the decrease in operating expenses was primarily due to lower fuel costs and lower purchased power costs; offset somewhat by an increase in depreciation expense.

For the three- and nine-month periods ended September 30, 2009, total fuel costs decreased 30.3% and 20.5% and total generation decreased 7.3% and 8.0% as compared to the same periods of 2008. Average fuel costs per MWh decreased 24.9% and 13.6% in the third quarter and first nine months of 2009 compared to the same periods of 2008. The decrease in total fuel costs during the third quarter of and year-to-date 2009 compared to the same periods of 2008 resulted primarily from lower coal-fired generation at Plants Scherer and Wansley, offset somewhat by higher generation at the natural gas-fired Chattahoochee energy facility. The decrease in average fuel costs during the three and nine months ended September 30, 2009 compared to the same periods of 2008 resulted primarily from a 19.2% and 23.8% decrease in generation at Plants Scherer and Wansley due to scheduled outages at both of these plants compared to a scheduled outage at only Plant Wansley in 2008. In addition, Plant Wansley was dispatched less in 2009 than in 2008 due to unfavorable fuel costs relative to other available resources. Natural gas-fired generation at Chattahoochee increased 3.7% or 20,000 MWhs and 66.4% or 712,000 MWhs for the third quarter and nine months of 2009 as compared to same periods of 2008 primarily due to a substantial decline in the price of natural gas. The average fuel cost per MWh of natural gas-fired generation at Chattahoochee decreased 61.3% and 59.3% in the three-and nine-month periods ended September 30, 2009 from levels in the same periods a year ago.

Total purchased power costs increased 3.0% and decreased 15.5% for the three- and nine-month periods ended September 30, 2009 compared to the same periods of 2008. Purchased MWhs decreased 54.1% and 52.6% for the three and nine-month periods of 2009 compared to the same periods of 2008. The average cost per MWh of total purchased power increased 124.4% and 78.3% for the three- and nine-month periods ended September 30, 2009 compared to the same periods of 2008.

Purchased power costs were as follows (amounts in thousands except for cents per kilowatt hour):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Capacity costs	$11,407	$10,833	$33,114	$31,530
Energy costs	32,942	32,215	70,431	91,017

Total	$44,349	$43,048	$103,545	$122,547

Kilowatt hours of purchased power	220,306	479,783	635,251	1,340,395
Cents per kilowatt hour	20.13¢	8.97¢	16.30¢	9.14¢

Purchased power capacity costs remained relatively unchanged in the three- and nine-month periods of 2009 compared to the same periods of 2008. Purchased power energy costs for the three- and nine-month periods ended September 30, 2009 increased 2.3% and decreased 22.6% compared to the same periods of 2008. The average cost of purchased power energy increased 122.7% and 63.3% for the three and nine months ended September 30, 2009 compared to the same periods of 2008. Changes in purchased power energy costs, volume of MWhs acquired and average cost per MWh were affected by the following items: (1) reduction in purchased power energy costs from lower volume of purchased MWhs along with the increase in the cost per MWh purchased were all primarily due to the expiration of the Morgan Stanley purchased power agreement effective December 31, 2008, (2) a lower average price per MWh realized under Oglethorpe's energy replacement program which replaces power from Oglethorpe owned generation facilities with lower price spot market purchased power energy contributed to the reduction of purchased power energy costs and offset somewhat the increase in the average cost of purchased power energy, and (3) realized losses incurred in 2009 for natural gas swap agreements utilized by Oglethorpe for managing exposure to fluctuations in the market price of natural gas. The realized losses related to the natural gas swaps during the third quarter of 2009 more than offset the reduction in purchased power energy costs discussed in (1) and (2) above, while the realized losses related to natural gas swaps for the first nine months of 2009 only somewhat offset purchased power energy costs.

Depreciation expense increased 14.7% and 9.6% in the three- and nine-month periods of 2009 as compared to same periods of 2008. The increases were primarily due to increased depreciation expense for Plants Scherer and Wansley related to capital expenditures for environmental compliance projects. Also, depreciation expense related to the recently acquired (May 2009) Hawk Road Energy Facility contributed to the increases. For information regarding the Hawk Road Energy Facility, see Note I of Notes to Unaudited Condensed Financial Statements.

Other Income

Investment income increased 15.5% and 2.0% in the three- and nine-month periods ended September 30, 2009 compared to the same periods of 2008. The increase in investment income in the third quarter of 2009 compared to the same period of 2008 is partly due to an increase in interest earnings on cash and cash equivalent investments due to higher cash balances offset somewhat by lower market interest rates on those investments, to increased earnings on the RUS Cushion of Credit Account due to higher balances in such account and from nuclear decommissioning trust funds income as discussed below.

The line item investment income includes activity in the decommissioning trust funds. The income (loss) from investments in Oglethorpe's external and internal decommissioning funds for the three- and nine-month periods ended September 30, 2009 totaled $3.1 million and ($7.5) million compared to ($0.3) million and $1.2 million for the same periods of 2008. For nuclear decommissioning, Oglethorpe records a regulatory asset or liability for the timing difference in accretion expense recognized under FASB guidance, "Accounting for Asset Retirement Obligations," compared to the expense recovered for ratemaking purposes. The adjustments to investment income for these timing differences resulted in increases to the regulatory asset of $1.4 million and $20.8 million for the three-and nine-month periods ended September 30, 2009 compared to increases of $4.4 million and $11.3 million for the same periods of 2008. Additionally, a $47.1 million increase in the fair market value of the nuclear decommissioning fund contributed to the slight decrease in the regulatory asset at September 30, 2009.

A new decommissioning site study is underway and an analysis of funding adequacy will be undertaken once the site study has been completed. The combination of the results of these two studies will be utilized to evaluate whether or not Oglethorpe should resume collecting funds from its Members for nuclear decommissioning. Oglethorpe's management believes that should resumption be warranted, it is probable that such amounts will be recovered in future rates.

Interest charges

Interest on long-term debt and capital leases increased by 10.3% and 7.6% in the three- and nine-month periods ended September 30, 2009 compared to the same periods of 2008. These increases were primarily due to the issuance in February 2009 of $350 million in taxable fixed rate bonds for the purpose of financing environmental expenditures for existing coal-fired facilities and to provide liquidity for general corporate purposes.

Allowance for debt funds used during construction increased by 23.1% and 49.4% in the three- and nine-month periods ended September 30, 2009 compared to the same periods of 2008 primarily due to construction expenditures for Plant Vogtle Units No. 3 and No. 4.

Balance Sheet Analysis as of September 30, 2009

Assets

Nuclear fuel, which is recorded at amortized cost, increased by $18.6 million in the nine-month period ended September 30, 2009 compared to the fiscal year ended December 31, 2008. The increase was due to a combination of factors including the timing of expenditures, the costs of uranium and fabrication, and the amount of amortization (fuel burn) recorded.

Construction work in progress increased by a net $193.8 million in the nine-month period ended September 30, 2009 compared to the fiscal year ended December 31, 2008, primarily due to approximately $240 million of costs recorded for the construction of two new nuclear units at the existing Plant Vogtle. Costs recorded in connection with the planning and construction of the biomass facilities also increased by approximately $7 million during the first three quarters of 2009. These increases were somewhat offset by a decrease in construction work in progress for various replacement and improvement projects (including environmental control systems) as a result of certain projects being placed in service.

The $33.7 million increase in the value of the nuclear decommissioning trust fund in the nine-month period ended September 30, 2009 was largely due to a $33.5 million increase in the value of the fund's unrealized gain since December 31, 2008.

Primarily as a result of a $10.0 million investment made in the National Rural Utilities Cooperative Finance Corporation's (CFC) Member Capital Securities program, investment in associated companies increased by $8.9 million in the nine-month period ended September 30, 2009 compared to the fiscal year ended December 31, 2008. Somewhat offsetting this increase were payments and reclassifications of current amounts to accounts receivable that were related to certain loans made to an associated company.

Cash and cash equivalents increased by $303.0 million in the nine-month period ended September 30, 2009 compared to the fiscal year ended December 31, 2008 largely as a result of proceeds received from the issuance of new long-term debt, an increase in short-term borrowings and cash from operations, which includes funds received from certain Members for prepayment of their monthly power bills. Significant uses of cash include principal and interest payments, property additions and payments to Georgia Power Company (GPC) for operation and maintenance costs. In addition, approximately $105 million of cash was used for the acquisition of the Hawk Road Energy Facility. For information regarding the power bill prepayment program and the Hawk Road Energy Facility, see Notes H and I of Notes to Unaudited Condensed Financial Statements.

Cash paid for property additions (excluding the Hawk Road Energy Facility) for the nine-month period ended September 30, 2009 totaled $454.3 million. Of this amount approximately $248 million was for expenditures associated with the construction of new generation facilities. The remaining expenditures were primarily for environmental control systems being installed at Oglethorpe's coal-fired generation plants, nuclear fuel, and normal additions and replacements to existing generation facilities.

The restricted cash balance at December 31, 2008 represented a portion of the proceeds obtained from the December 2008 refinancing transactions. These proceeds, which were on deposit with a trustee, were subsequently used in the first quarter of 2009 to pay principal related to Pollution Control Revenue Bonds (PCBs) that matured in January 2009.

Restricted short-term investments at September 30, 2009 represented funds deposited into a RUS Cushion of Credit Account with the U.S. Treasury that earns interest at a guaranteed rate of 5% per annum. The funds, including interest earned thereon, can only be applied to debt service on RUS notes and RUS-guaranteed FFB notes. In September 2009, approximately $42.0 million of the funds available was applied to debt service. For information regarding the RUS Cushion of Credit Account, see

Note G of Notes to Unaudited Condensed Financial Statements and see "Financial Condition—Capital Requirements and Liquidity and Sources of Capital—Liquidity" herein.

Inventories, which include fossil fuel and spare parts inventories, increased $24.5 million, or 14.0% in the nine-month period ended September 30, 2009 compared to the fiscal year ended December 31, 2008. The increase was primarily due to a $19.9 million increase in coal fuel inventories. This increase was primarily a result of planned outages and the shifting of some generation to certain natural gas-fired units.

Deferred debt expense increased $10.2 million (net of amortization), or 24.3% in the nine-month period ended September 30, 2009 compared to the fiscal year ended December 31, 2008. The increase was primarily due to the deferral of costs associated with the Berkshire surety bond coverage and the Series 2009 A taxable bond issuance. For a discussion of the Berkshire Surety bond coverage, see Oglethorpe's Current Reports on Form 8-K dated as of May 22, 2009 and August 19, 2009.

The deferred tax asset represents an offset to the liability recorded for unrecognized tax benefits due to an uncertain tax position. Oglethorpe and its subsidiaries file a U.S. federal consolidated income tax return. The U.S. federal statute of limitations remains open for the year 2006 forward. State jurisdictions have statutes of limitations generally ranging from three to five years from the filing of an income tax return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. Years still open to examination by tax authorities in major state jurisdictions include 2006 forward. Oglethorpe had recognized a $48.0 million liability for unrecognized tax benefits as of December 31, 2008. During the third quarter of 2009, one of the two open years expired. Accordingly, this liability and related deferred tax asset was reduced by $24.0 million during the third quarter of 2009. Oglethorpe is carrying forward significant regular tax and alternative minimum tax (AMT) net operating losses (NOLs). Therefore, any regular tax liability in the open years related to the uncertain tax position would be offset by regular NOLs. However, Oglethorpe would be liable for the portion of AMT for this period that is not allowed to be offset by the AMT NOLs. In the current open years, Oglethorpe's exposure is not material to its consolidated results of operations, cash flows or financial position. It is expected that the amount of unrecognized tax benefits will change in the next twelve months; however, Oglethorpe does not expect the change to have a significant impact on its results of operations, its financial position or its effective tax rate.

The $26.8 million decrease in the deferred asset associated with retirement obligations in the nine-month period ended September 30, 2009 compared to the fiscal year ended December 31, 2008 was primarily due to a $47.1 million increase in the unrealized gains associated with the nuclear decommissioning fund. Consistent with Oglethorpe's ratemaking policy, unrealized gains or losses from the nuclear decommissioning fund are added to or deducted from the deferred asset associated with retirement obligations. The increase in the nuclear decommissioning fund unrealized gains therefore decreased the deferred asset $47.1 million. The deferred asset also increases or decreases to the extent of timing differences between recognized accretion expense associated with nuclear decommissioning and the amounts recovered through decommissioning fund earnings. Nuclear decommissioning accretion expense of approximately $13.3 million and decommissioning fund net losses of approximately $7.5 million resulted in the deferred charge increasing by $20.8 million in the nine-month period ended September 30, 2009 compared to the fiscal year ended December 31, 2008.

Deferred depreciation expense represents amounts deferred in relation to the application made to the Nuclear Regulatory Commission (NRC) to extend the licenses for Vogtle Unit No. 1 and Unit No. 2 for an additional 20 years. The license extensions were approved in June 2009. Amortization of the deferral began in June 2009 and the amortization period will be 38 years for Unit No. 1 and 40 years for unit No. 2. For further discussion regarding deferred depreciation expense, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Results of Operations—Operation Expenses" in Oglethorpe's 2008 Form 10-K.

The $3.3 million increase in other deferred charges was primarily due to certain costs incurred related to the construction of the two new nuclear units at Plant Vogtle. These costs include progress payments made for amounts in dispute and training costs that are being deferred.

Equity and Liabilities

Long-term debt increased $393.3 million in the nine-month period ended September 30, 2009 compared to the fiscal year ended December 31, 2008 as a result of the issuance of $350 million of Series 2009 A fixed rate first mortgage bonds and $114.3 million advanced under RUS-guaranteed FFB loans. The increase was somewhat offset by approximately $65.9 million of principal payments made for certain long-term debt over the first three quarters of 2009.

Short-term borrowings represent borrowings to fund the acquisition of the Hawk Road Energy Facility, payments to GPC related to construction of Plant Vogtle Units No. 3 and No. 4, and planning and construction costs associated with the biomass facilities. For information regarding the Hawk Road Energy Facility, see Note I of Notes to Unaudited Condensed Financial Statements.

Accounts payable decreased $12.7 million, or 43.2% in the nine-month period ended September 30, 2009 compared to the fiscal year ended December 31, 2008, largely due to a $6.9 million decrease in the payable to GPC for operation, maintenance and capital costs. In addition, there was a $3.9 million decrease in the payable to Morgan Stanley as a result of the expiration of the purchase power agreement on December 31, 2008. Other purchase power payables also decreased by $2.1 million over the first three quarters of 2009 primarily due to a decrease in spot market purchases of energy.

Accrued and withheld taxes increased $2.1 million in the nine-month period ended September 30, 2009 compared to the fiscal year ended December 31, 2008 as a result of the normal monthly property tax accruals net of property tax payments that were made primarily during the first quarter of 2009.

Members' advances represent funds received from the Members for prepayment of their monthly power bill. At September 30, 2009, approximately $183.0 million was classified as a current liability and approximately $11.0 million was classified as a long-term deferred liability. For information regarding the power bill prepayment program, see Note H of Notes to Unaudited Condensed Financial Statements.

Other current liabilities decreased by $8.5 million in the nine-month period ended September 30, 2009 compared to the fiscal year ended December 31, 2008 primarily due to a $7.6 million decrease in the liability associated with the unrealized loss on natural gas swaps. This decrease was largely due to the settlement of certain swaps that were outstanding as of December 31, 2008. Decreases in miscellaneous accrued payables and accrued payroll costs also contributed to the overall decrease.

The long-term contingent liability represents a liability recorded for unrecognized tax benefits. The decrease was the result of the expiration of the statute of limitations for the 2005 tax year. See deferred tax asset paragraph above for further discussion.

Power sale agreement represents the liability (net of amortization) assumed with the purchase of the Hawk Road Energy Facility. For information regarding the Hawk Road Energy Facility, see Note I of Notes to Unaudited Condensed Financial Statements.

Other deferred credits and liabilities increased $14.4 million in the nine-month period ended September 30, 2009 compared to the fiscal year ended December 31, 2008 primarily due to a $7.5 million increase in funding received from the Members for future debt payments related to the Talbot and Chattahoochee Energy Facilities. At September 30, 2009, a regulatory liability of $4.9 million existed in connection with the deferral of Hawk Road Energy Facility margins. For information regarding the Hawk Road Energy Facility, see Note I of Notes to Unaudited Condensed Financial Statements. The liability for Oglethorpe's share of GPC's other post retirement benefits also increased by $1.2 million over the first three quarters of 2009.

Financial Condition

Capital Requirements and Liquidity and Sources of Capital

Environmental Capital Requirements

Oglethorpe's future capital expenditures depend in part on implementation of new or existing laws, regulations, judicial decisions, and how Oglethorpe and the other co-owners of coal-fired Plants Scherer and Wansley choose to comply with these regulations once finalized. Regulations adopted by the Georgia Environmental Protection Division (EPD) specify certain environmental control equipment that must be added to Georgia electric generating units by specific dates, including Plants Scherer and Wansley. As described in "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—Capital Requirements" in Oglethorpe's 2008 Form 10-K, Oglethorpe forecasted expenditures of $744 million in the period 2009 through 2014 to complete environmental compliance projects underway at Plants Scherer and Wansley. The last of the Plant Wansley projects was completed and placed in service in July 2009; however, completion of the projects at Plant Scherer will extend over the next five years, at a projected cost of approximately $630 million, and will require extended unit outages in 2009 and 2011, although not during peak energy use periods. As regulations are finalized and design work continues to determine how best to retrofit the units with the required equipment, and as the construction environment, including the changing cost of materials and labor, continues to evolve, the estimated cost to install these retrofits continues to be refined. Large construction projects such as these entail certain risks, as described in Item 1A—Risk Factors contained in this Quarterly Report on Form 10-Q. These forecasted expenditures are based on information available to Oglethorpe on the date of this Quarterly Report on Form 10-Q; however, there can be no assurance that the cost of compliance with these regulations will not be higher, nor that future regulations will not require additional reductions in emissions or earlier compliance. See Note F of the Notes to Unaudited Condensed Financial Statements for more information on environmental compliance matters.

In July 2008, the U.S. Court of Appeals for the D.C. Circuit issued its decision in litigation challenging the Environmental Protection Agency's (EPA) Clean Air Interstate Rule (CAIR). The D.C. Circuit vacated CAIR in its entirety, remanding it back to EPA for further rulemaking. However, in a subsequent decision in response to petitions for rehearing, the Court decided to remand the rule to EPA without vacating it, therefore leaving it in place until EPA issues a new rule consistent with the Court's decision. The CAIR decision came on the heels of the same Court's February 2008 decision vacating the EPA's Clean Air Mercury Rule (CAMR). Appeal of this decision to the Supreme Court was recently dismissed. Together, CAIR and CAMR were the primary federal drivers behind the decisions by the co-owners of Plants Scherer and Wansley (including Oglethorpe) to add air pollution control equipment to those plants in the 2007 to 2014 time frame in order to reduce emissions of sulfur dioxide, oxides of nitrogen and mercury. While the control equipment being added at the plants continues to be required under a separate Georgia EPD regulation, Oglethorpe cannot predict whether this equipment will meet the requirements of the new federal rules that EPA intends to promulgate to replace CAIR and CAMR.

In July 2008, an Advance Notice of Proposed Rulemaking (ANPR) from the EPA was published in the Federal Register. Created in response to the Supreme Court's April 2007 decision in Massachusetts v. EPA, the ANPR solicits public comment on whether greenhouse gases from stationary and mobile sources should be regulated under the Clean Air Act and, if so, what issues might arise from such regulation. On April 24, 2009, EPA published a proposed rule (the "endangerment finding") that would find that greenhouse gases in the atmosphere endanger the public health and welfare. EPA issued a proposed rule on September 28, 2009 relating to the regulation of emissions of greenhouse gases from light-duty vehicles. In addition, on October 7, 2009, EPA issued a proposed rule on its interpretation of when a pollutant (such as a greenhouse gas like carbon dioxide) becomes "subject to regulation" under the Clean Air Act. If finalized as proposed, these rules would begin the process of regulating emissions of greenhouse gases, initially from mobile sources and then from stationary sources. Oglethorpe cannot predict at this time whether these developments will result in the regulation of greenhouse gas emissions from its power plants, or the effects of any such regulation.

In addition, the possibility of new federal legislation that could lead to regulation of emissions of greenhouse gases from mobile and stationary sources continues. In June 2009, the House of Representatives passed the American Clean Energy and Security Act of 2009 (H.R. 2454), which would establish, among other things, a cap-and-trade system (starting at 17% below 2005 levels by 2020, tightening to 83% by 2050) for greenhouse gas emissions in the U.S. H.R. 2454 also includes a national renewable electricity standard, which would begin at 6% of retail sales in 2012, increase to 20% in 2020, and remain at that level through 2039. While Oglethorpe will not be subject to the annual renewable electricity standard—it would apply only to retail electric suppliers that sell at least 4,000,000 megawatt hours of electricity to retail consumers—initially two of its Members would be subject to the standard. Oglethorpe is currently pursuing the construction of at least one renewable biomass power generation facility in Georgia that it believes would meet H.R. 2454's renewable electricity standard. In the Senate, the Clean Energy Jobs and American Power Act of 2009 (S. 1733) is being debated. That bill is similar in many respects to H.R. 2454, but does not include a renewable electricity standard; however, a separate Senate bill (S. 1462) does include a renewable electricity standard with the same applicability criteria as H.R. 2454. Oglethorpe cannot predict at this time whether these legislative actions will result in a renewable electricity standard applicable to its Members or in the regulation of greenhouse gas emissions from its power plants, or the effects of any such regulation.

After the release of over five million cubic yards of fly ash from a power plant ash storage facility in Tennessee in December 2008, EPA has been under increased pressure to regulate the handling and storage of coal combustion products at the federal level under the Resource Conservation and Recovery Act Subtitle C (hazardous waste); this material is currently covered by state regulations in most cases and is not considered a hazardous waste. EPA has requested information on current ash impoundments at coal-fired power plants and is continuing to evaluate the safety of these structures. EPA has indicated that it will propose new rules to address these issues by the end of 2009. EPA also announced in October 2009 that it intends to revise the Steam Electric Power Generating effluent guidelines that cover wastewater discharge standards under the Clean Water Act over the next several years. Oglethorpe cannot predict at this time whether any such regulations will impact the current methods of wastewater or ash disposal utilized at Oglethorpe's plants.

In June 2008, a Fulton County, Georgia Superior Court Judge overturned an air quality permit to Longleaf Energy Associates LLC for the construction of a coal-fired power plant in Early County, Georgia. This permit had previously been upheld by the Office of State Administrative Hearings (OSAH) after an appeal by the Sierra Club and Friends of the Chattahoochee. The judgment set aside OSAH's decision, concluding that carbon dioxide emissions are regulated and thus require permitting under the Clean Air Act. On appeal, this decision was reversed by the Georgia Court of Appeals. The case was, for other reasons, remanded for further OSAH evidentiary proceedings unrelated to the carbon dioxide issue. Sierra Club and Friends of the Chattahoochee applied for a discretionary appeal of the case to the Georgia Supreme Court, which on September 28, 2009 decided not to hear the appeal. Recently, Sierra Club and Friends of the Chattahoochee filed a motion for reconsideration with the Georgia Supreme Court. That motion is now pending before the Court. If the Georgia Supreme Court agrees to hear the appeal, it remains a possibility that carbon dioxide emissions from any major source could be regulated in Georgia, which could halt the permitting of any new air emission sources of any significant size in the State (including new electric generating plants currently being considered by Oglethorpe). Ongoing litigation and administrative review actions are pending in other states, where, like the Georgia case, it is being argued that Best Available Control Technology is required for carbon dioxide emissions from new or modified sources under the Clean Air Act. Oglethorpe cannot predict at this time whether any of these actions will result in the regulation of greenhouse gas emissions from its power plants, or the effects of any such regulation.

Current Financial Market Conditions

From mid-2007 through 2008, the financial services sector was negatively impacted by significant write-offs related to sub-prime mortgages and the re-pricing of credit risk. Global credit and other financial markets suffered substantial stress, volatility, illiquidity and disruption, with sub-prime mortgage related issues being the most significant contributing factor. These forces reached unprecedented levels by the fall of 2008, resulting in the insolvency or acquisition of, or government assistance to, several major domestic and international financial institutions. These events led to significantly diminished overall confidence in the credit markets and other financial markets and caused increasing economic uncertainty. This reduced confidence and uncertainty led to reduced lending between banks and to third parties. The commercial paper markets also experienced significant disruptions, particularly in the fourth quarter of 2008, with commercial paper maturities limited to periods ranging from approximately one to thirty days even for highly rated issuers, if they were able to issue commercial paper at all, along with abnormally high interest rates on issued paper.

However, during the first nine months of 2009 the severe stress in the financial markets has somewhat abated, and certain sectors of the capital markets have begun to function better. The market for corporate debt has improved, credit spreads have tightened, and borrowing rates have trended lower. Oglethorpe successfully accessed the taxable bond markets in February 2009 and again in early November 2009, issuing a total of $750 million at favorable fixed rates. The commercial paper markets have improved as well, and Oglethorpe has been able to successfully issue commercial paper since April 2009 at favorable short-term rates.

Obtaining favorable financing is important to Oglethorpe's business due to, among other things, its significant capital needs related to (i) normal maintenance of, and compliance with environmental requirements and regulations at, its existing generation facilities, and (ii) construction of new generation facilities requested by Members to support growth in their energy needs. See "Liquidity" and "Financing Activities" for additional information regarding Oglethorpe's short-term and long-term financing needs.

Nuclear Decommissioning Funds

The market value of Oglethorpe's nuclear decommissioning funds (external and internal combined) declined by $50 million (18%) in the year ended December 31, 2008, but increased $38 million (16%) in the first nine months of 2009. A new decommissioning site study is underway and an analysis of funding adequacy will be undertaken once the site study has been completed. The combination of the results of these two studies will be utilized to evaluate whether or not Oglethorpe should resume collecting funds from its Members for nuclear decommissioning. However, any resumption of fund collections from the Members would likely not take effect until at least 2010.

Liquidity

At September 30, 2009, Oglethorpe had $924 million of unrestricted available liquidity to meet short-term cash needs and liquidity requirements. This amount included $471 million in cash and cash equivalents and $453 million of unused and available committed short-term credit arrangements. Oglethorpe's short-term credit facilities are shown in the table below. Oglethorpe expects to renew these short-term credit facilities, as needed, prior to their respective expiration dates.

Committed Short-Term Credit Facilities
(dollars in millions)

	Authorized Amount	Available 9/30/2009	Expiration Date

Commercial Paper Line of Credit	$450	$103	July 2012
CoBank Line of Credit	50	50	December 2009
CFC Line of Credit	50	50	October 2011
CFC Line of Credit	250	250	December 2013

Total	$800	$453

Oglethorpe is currently utilizing its short-term credit arrangements to provide temporary funding for (i) payments to GPC related to construction of Plant Vogtle Units No. 3 and No. 4, (ii) initial engineering and design work related to biomass facilities, (iii) acquisition of the Hawk Road Energy Facility in April 2009, and (iv) acquisition of the Hartwell Energy Facility in October 2009. For a discussion of the new nuclear units and biomass facilities under development, see "BUSINESS—OGLETHORPE'S POWER SUPPLY RESOURCES—Future Power Resources—Plant Vogtle Units No. 3 and No. 4" and "—Biomass Plants" in Oglethorpe's 2008 Form 10-K and "Recent Developments" herein. For a discussion of the Hawk Road Energy Facility acquisition, see Note I of Notes to Unaudited Condensed Financial Statements herein. For a discussion of the Hartwell Energy Facility acquisition, see Note J of Notes to Unaudited Condensed Financial Statements herein. For a discussion of Oglethorpe's plans regarding permanent financing of these generation facilities, see "Financing Activities" herein.

Under the commercial paper program, Oglethorpe is authorized to issue commercial paper in amounts that do not exceed the amount of any committed backup lines of credit, thereby providing 100% dedicated backup support for any paper outstanding. Oglethorpe periodically assesses its needs in order to determine the appropriate amount of commercial paper backup to maintain and currently has in place a $450 million committed backup credit facility provided by seven banks as shown in the table below.

Participant Banks in $450 Million Credit Facility	Commitment
(dollars in millions)

Bank of America, N.A. (Administrative Agent)	$75
SunTrust Bank	$75
The Bank of Tokyo-Mitsubishi UFJ, Ltd.	$60
CoBank, ACB	$60
JPMorgan Chase Bank, National Association	$60
National Rural Utilities Cooperative Finance Corporation	$60
Wachovia Bank, National Association (a Wells Fargo company)	$60

Along with the lines of credit from CoBank, ACB and the National Rural Utilities Cooperative Finance Corporation (CFC), funds may also be advanced under the commercial paper backup line of credit for working capital purposes. In addition, Oglethorpe has the ability to issue letters of credit to third parties in amounts up to $50 million under each of the $50 million CoBank line of credit, the $50 million CFC line of credit and the $450 million commercial paper backup line of credit, for a total of $150 million in the aggregate. However, any amounts related to issued letters of credit will reduce the amount available to draw as working capital under each facility. Also, due to the requirement to have 100% dedicated backup for any commercial paper outstanding, any amounts drawn under the commercial paper backup line for working capital or related to issued letters of credit will reduce the amount of commercial paper that Oglethorpe can issue.

Under the $250 million line of credit with CFC, Oglethorpe has the option of converting any amounts outstanding under the line of credit to a term loan with a maturity no later than December 31, 2043. Any amounts drawn under the $250 million CFC line of credit, as well as any amounts converted to a term loan, will be secured under Oglethorpe's Mortgage Indenture.

The commercial paper backup credit facility contains a financial covenant requiring Oglethorpe to maintain minimum levels of patronage capital. At September 30, 2009, the required minimum level was approximately $429 million and Oglethorpe's actual patronage capital was $576 million. However, in connection with a line of credit expected to close in November 2009, Oglethorpe has agreed to a financial covenant that will require it to maintain minimum patronage capital of $525 million. The commercial paper backup credit facility contains an additional covenant limiting Oglethorpe's secured indebtedness to no more than $8.5 billion and unsecured indebtedness to no more than $4.0 billion. At September 30, 2009, Oglethorpe had approximately $3.8 billion of secured indebtedness outstanding and $347 million of unsecured indebtedness outstanding.

Due to instability in the financial markets, in December 2008 Oglethorpe instituted a power bill prepayment program to provide for an additional source of liquidity. Under the program, Members can prepay their power bills from Oglethorpe at a discount for an agreed upon number of months in advance, after which point the advances are credited against the participating Members' monthly power bills. The discount is comparable to Oglethorpe's avoided cost of borrowing. At September 30, 2009, Oglethorpe had received Member advances totaling $200 million from the fifteen Members participating in the program. Oglethorpe began applying the advances against participating Members' power bills in May 2009 and expects to continue doing so through September 2013, with the majority scheduled to be applied in 2010. For more information regarding the power bill prepayment program, see Note H of Notes to Unaudited Condensed Financial Statements.

At September 30, 2009, Oglethorpe had $40 million of restricted short-term investments pursuant to deposits made to a RUS Cushion of Credit Account. The deposits with the U.S. Treasury were made voluntarily and earn interest at a guaranteed rate of 5% per annum. The funds in the account, including interest thereon, can only be applied to debt service payments on RUS notes and RUS-guaranteed FFB notes. Oglethorpe may apply the funds remaining in the account at September 30, 2009 against debt service payments due on December 31, 2009, and may also deposit additional funds into the account prior to December 31, 2009.

Oglethorpe is continuing to pursue additional credit facilities that would further enhance liquidity throughout the anticipated period of generation facility construction, and expects to close on a new $150 million credit facility with CoBank in November 2009 and a new $150 million credit facility with JPMorgan Chase Bank in December 2009. Oglethorpe anticipates utilizing approximately $115 million of the JPMorgan credit facility as a letter of credit supporting variable rate PCBs to be issued in December 2009, and the remaining $35 million for general working capital. The timing, size and term of potential additional facilities will be influenced by many factors, including the ultimate size of the construction program and market conditions. Between projected cash on hand and the credit facilities currently in place or under negotiation, Oglethorpe believes it will have sufficient liquidity to fund its construction program and to cover normal operations through 2011.

Financing Activities

Bond Financings.    On November 3, 2009, Oglethorpe issued $400 million of First Mortgage Bonds, Series 2009 B, for the purpose of financing a portion of the cost of constructing Plant Vogtle Units No. 3 and No. 4 (including redeeming commercial paper issued in connection with the construction of these new nuclear units) and to provide liquidity for general corporate purposes. These bonds were secured under Oglethorpe's Mortgage Indenture.

In 2006, Oglethorpe received an allocation from the Internal Revenue Service (IRS) to issue up to $24 million of Clean Renewable Energy Bonds (CREBs) to fund an upgrade project currently underway at its Rocky Mountain generating facility. CREBs were originally designed to be zero coupon bonds whereby in lieu of receiving an interest payment from the issuer the bondholder receives a credit against its federal income tax liability. Oglethorpe is working on a transaction that is expected to close by December 31, 2009, the point at which the CREBs allocation expires, pursuant to which one investor will purchase all $24 million of CREBs from Oglethorpe at an interest rate anticipated to be below two percent. If issued, the CREBs will be secured under Oglethorpe's Mortgage Indenture.

In December 2009, Oglethorpe anticipates issuing approximately $115 million of tax-exempt PCBs, including (i) $11 million to refinance outstanding PCBs scheduled to mature on January 1, 2010, and (ii) $104 million of new money tax-exempt PCBs related to the installation of scrubbers at Plant Wansley and a mercury control project at Plant Scherer. These PCBs will be secured under Oglethorpe's Mortgage Indenture.

RUS-Guaranteed Loans.    Oglethorpe currently has three approved RUS-guaranteed loans (funded through the FFB) totaling $844 million that are in various stages of being drawn down, with $683 million remaining to be advanced. One of these loans, totaling $310 million, was approved in August of 2009 and relates to general improvements at existing facilities and environmental projects at Plants Scherer and Wansley. Oglethorpe has also submitted four RUS loan applications that are pending, totaling $1.3 billion, relating to the biomass facilities, the Hawk Road Energy Facility acquisition and the Hartwell Energy Facility acquisition. Oglethorpe anticipates that RUS may take action on the Hawk Road Energy Facility and Hartwell Energy Facility loan applications sometime in 2010, but action on the biomass loan applications is not expected before 2011.

For a discussion of the Hawk Road Energy Facility acquisition and Hartwell Energy Facility acquisition, see Notes I and J of Notes to Unaudited Condensed Financial Statements herein. For a discussion of the biomass facilities, see "BUSINESS—OGLETHORPE'S POWER SUPPLY RESOURCES—Future Power Resources—Biomass Plants" in Oglethorpe's 2008 Form 10-K and "Recent Developments" herein.

Department of Energy (DOE)-Guaranteed Loans.    In connection with Oglethorpe's participation in two new nuclear units at the existing Plant Vogtle site (see "BUSINESS—OGLETHORPE'S POWER SUPPLY RESOURCES—Future Power Resources—Plant Vogtle Units No. 3 and No. 4" in Oglethorpe's 2008 Form 10-K), in September 2008 and December 2008, Oglethorpe submitted Part I and Part II loan applications, respectively, in connection with the DOE Loan Guarantee Program seeking funding for the project. Two of the other three co-owners in the new Vogtle units have also applied for the DOE funding. Oglethorpe is pursuing this funding source as a result of a moratorium currently in place at RUS regarding the funding of new baseload (coal and nuclear) generating plants. The DOE Loan Guarantee Program, which is intended to support commercialization of innovative technologies to reduce air pollutants including greenhouse gases, was initially authorized pursuant to the Energy Policy Act of 2005 and was subsequently funded and extended. The loan structure would entail a loan funded through the FFB carrying a federal loan guarantee provided by the DOE. In September 2009 the DOE notified Oglethorpe that the Vogtle project was selected for final due diligence and detailed negotiations leading to a potential conditional commitment for a DOE federal loan guarantee. This term sheet negotiation phase is underway and is expected to continue into December 2009, at which point execution of a conditional term sheet is anticipated. Although final approval could occur at any time after the conditional term sheet is executed, it is possible that a final decision on loan approval would not occur until 2011. Even if DOE funding is obtained, DOE only has authority to fund up to 80% of the full cost of the project. Therefore, Oglethorpe will seek other sources of funding, including the issuance of taxable bonds and tax-exempt bonds (for any equipment that may qualify for such tax-exempt funding) for any portion of the project not financed through the DOE Loan Guarantee Program.

For more detailed information regarding Oglethorpe's financing plans, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—Financing Activities" in Oglethorpe's 2008 Form 10-K.

Newly Adopted or Issued Accounting Standards

For a discussion of "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles," "Accounting for Transfers of Financial Assets—an amendment of Accounting for Transfers for Servicing of Financial Assets and Extinguishments of Liabilities" and "Amendments to Consolidation of Variable Interest Entities," see Note D of Notes to Unaudited Condensed Financial Statements herein.

Recent Developments

Future Generation.    As previously discussed in its SEC filings, Oglethorpe is pursuing development of two 100 megawatt biomass-fueled generating facilities that have been subscribed by its Members. Oglethorpe has acquired sites for these facilities and is currently in the process of conducting preliminary engineering work and environmental analyses. Oglethorpe's estimated cost to construct these two facilities is approximately $930 million, including allowance for funds used during construction; however, no significant capital expenditures will be required until after 2011. The plants are planned for commercial operation in 2014 and 2015. See "BUSINESS—OGLETHORPE'S POWER SUPPLY RESOURCES—Future Power Resources—Biomass Plants" in Oglethorpe's 2008 Form 10-K.

While Oglethorpe continues to move ahead as planned with one biomass facility, a variety of factors are leading it to re-evaluate existing plans for the second facility and examine a range of alternatives. This re-evaluation could lead to several outcomes; including, but not limited to, cancelling or downsizing the facility, entering into a joint venture, or delaying the facility beyond its scheduled 2015 commercial operation date.

New Member.    Flint EMC, who withdrew from membership in Oglethorpe effective January 1, 2005, has applied for membership in Oglethorpe, which the Oglethorpe board of directors has accepted, subject to certain conditions, which the Flint EMC board of directors has accepted. Flint EMC has executed a Wholesale Power Contract with Oglethorpe, which is subject to RUS approval. Membership is also subject to execution by the current Members of an agreement related to the New Business Model Member Agreement. For additional information, see "BUSINESS—OGLETHORPE POWER CORPORATION—Competition" and "—New Business Model Member Agreement" in Oglethorpe's 2008 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Oglethorpe's market risks have not changed materially from the risks reported in Oglethorpe's 2008 Form 10-K.

Item 4. Controls and Procedures

As of September 30, 2009, Oglethorpe had carried out an evaluation, under the supervision and with the participation of its management, including its President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that Oglethorpe's disclosure controls and procedures are effective.

There have been no changes in Oglethorpe's internal control over financial reporting or other factors that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, Oglethorpe's internal control over financial reporting.

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

Item 1A. Risk Factors

Oglethorpe is undertaking a large capital expansion program that will significantly increase its long-term debt.

Oglethorpe is undertaking a large capital expansion program to meet the future energy needs of its Members, and will incur a significant amount of long-term debt in connection with this capital expansion program. As of September 30, 2009, Oglethorpe had $3.8 billion of long-term debt outstanding. For the remainder of 2009 through 2017, Oglethorpe projects that it will invest approximately $7.5 billion to $9.0 billion in new generation facilities and upgrades to its existing generation facilities. As a result of this program, Oglethorpe projects that it will have approximately $10.0 billion in long-term debt outstanding by the end of 2017. See "BUSINESS—OGLETHORPE'S POWER SUPPLY RESOURCES—Future Power Resources" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—Capital Requirements—Capital Expenditures" in Oglethorpe's 2008 Form 10-K.

This significant increase in long-term debt is expected to increase the cost of electric service Oglethorpe provides to its Members. In addition, Oglethorpe will continue to be highly leveraged and certain of its financial metrics may weaken, which could impact Oglethorpe's credit ratings. To address this situation, Oglethorpe's Board of Directors has approved budgets for 2009 and 2010 to achieve a 1.12 and 1.14 MFI Ratio, respectively; each above the minimum 1.10 MFI Ratio required under the Mortgage Indenture. However, even with these MFI Ratio increases, Oglethorpe's equity ratios will decrease during the period of new generation construction. Any reduction in Oglethorpe's credit ratings could increase its borrowing costs and decrease its access to the credit and capital markets.

Oglethorpe's ability to access and cost of capital could be adversely affected by various factors, including current market conditions, potential limitations on the availability of RUS loans and its credit ratings, and significant constraints on Oglethorpe's access to capital could adversely affect its financial condition and results of operations.

Oglethorpe relies on access to external funding sources as a significant source of liquidity for capital requirements not satisfied by cash flow generated from operations. Historically, Oglethorpe and other electric generating cooperatives have relied on federal loan programs guaranteed by the RUS in order to meet a significant portion of their long-term financing needs, typically at a cost that was lower than traditional capital markets financing. However, the availability and magnitude of annual RUS funding levels are subject to the federal budget appropriations process, and therefore are subject to uncertainty because of periodic budgetary and political pressures faced by Congress. In addition, a new wave of generation construction nationwide among electric cooperatives is resulting in increased competition for available RUS funding. Further, there is currently a moratorium in place at the RUS regarding the funding of new baseload coal and nuclear generation facilities. In light of this moratorium, Oglethorpe has applied for funding from the FFB guaranteed by the DOE for its cost of two additional nuclear units at Plant Vogtle. Even if funding guaranteed by the DOE is obtained, the DOE only has authority to fund up to 80% of the full cost of the project. If the amount of RUS-guaranteed loan funds available to Oglethorpe in the future is further decreased or eliminated or Oglethorpe is unable to secure DOE-guaranteed loan funds, Oglethorpe would have to seek alternative sources of financing which will likely be at a higher cost.

Therefore, Oglethorpe's reliance on access to both short-term and long-term capital market funding has become an increasingly important factor, particularly in light of the significant amount of new generation construction that Oglethorpe has planned over the next decade to meet the future energy needs of its Members. Oglethorpe has successfully accessed the capital markets in the past, and believes that it will be able to maintain sufficient access to capital markets based on its current credit ratings. However, Oglethorpe's credit ratings reflect the views of the rating agencies, which could change at any point in the future. Oglethorpe's borrowing costs could increase and its potential pool of investors, funding sources and liquidity could decrease if its credit ratings were lowered, particularly if its ratings were lowered below investment grade.

The cost of all of Oglethorpe's debt financing is affected by general market interest rate levels, and if these interest rate levels increase at the time Oglethorpe borrows, its interest costs will increase and its financial condition and future results of operations could be adversely affected.

In addition, certain market disruptions could constrain, at least temporarily, Oglethorpe's ability to maintain sufficient liquidity and to access capital on favorable terms or at all. These disruptions include:

  •
  market conditions generally, including the current uncertainty in the credit and capital markets;

  •
  an economic downturn or recession;

  •
  instability in the financial markets;

  •
  a tightening of lending and lending standards by banks and other credit providers;

  •
  the overall health of the energy industry;

  •
  negative events in the energy industry, such as a bankruptcy of an unrelated energy company;

  •
  lender concerns regarding potential cost overruns associated with nuclear construction;

  •
  war or threat of war; or

  •
  terrorist attacks or threatened attacks on Oglethorpe's facilities or the facilities of unrelated energy companies.

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

Oglethorpe's existing facilities require ongoing capital expenditures in order to maintain efficient and reliable operations. Many of Oglethorpe's facilities were constructed over 20 to 30 years ago and, as a result, may require significant capital expenditures in order to maintain efficiency and reliability, and to comply with changing environmental requirements.

In addition, due to projected growth in their service territories, the Members have requested that Oglethorpe expand its existing generating facilities and build or acquire new generating facilities, which will require significant capital expenditures and investment.

The completion of construction projects without delays or cost overruns is subject to substantial risks, including:

  •
  shortages and inconsistent quality of equipment, materials and labor;

  •
  work stoppages;

  •
  permits, approvals and other regulatory matters;

  •
  adverse weather conditions;

  •
  unforeseen engineering problems;

  •
  environmental and geological conditions;

  •
  delays or increased costs to interconnect Oglethorpe's facilities to transmission grids;

  •
  unanticipated increases in the costs of materials and labor;

  •
  performance by engineering, construction or procurement contractors;

  •
  increases in the cost of debt financing; and

  •
  attention to other projects.

In addition, the construction of large generating plants involves significant financial risk. Moreover, no nuclear plants have been constructed in the United States using advanced designs. Therefore, estimating the cost of construction of any new nuclear plant is inherently uncertain and, as a result, Oglethorpe could be exposed to additional risk of cost uncertainty in connection with these projects.

All of these risks could have the effect of increasing the cost of electric service Oglethorpe provides to its Members.

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

  •
  potential liabilities arising out of nuclear incidents or terrorist attacks, including the payment of respective insurance premiums, whether at its own plants or the plants of other nuclear owners; and

  •
  risks related to the expected cost, and funding of the expected cost, of decommissioning these facilities at the end of their operational life.

Currently, there is no national repository for spent nuclear fuel, and progress towards such a repository has been disappointing. Spent nuclear fuel from Plants Hatch and Vogtle is currently stored in on-site storage facilities. Oglethorpe currently forecasts that the on-site storage capabilities at Plants Hatch and Vogtle can be expanded to accommodate spent fuel through the life of the plants.

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

In addition to its existing ownership of nuclear units, Oglethorpe is participating with the other co-owners of Plant Vogtle in the construction of two additional nuclear units at the Plant Vogtle site. See "BUSINESS—OGLETHORPE'S POWER SUPPLY RESOURCES—Future Power Resources—Plant Vogtle Units No. 3 and No. 4" in Oglethorpe's 2008 Form 10-K.

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

Generally, these environmental regulations are becoming increasingly stringent and may require Oglethorpe to change the design or operation of existing facilities or change or delay the location, design, construction or operation of new facilities. These changes, in turn, may result in substantial increases in the cost of electric service. For example, the EPA has indicated that it intends to propose new regulations on the handling and disposal of coal combustion by-products. To date, Oglethorpe has committed significant capital expenditures to achieve and maintain compliance with these regulatory requirements at its facilities, and Oglethorpe expects that it will make significant capital expenditures related to environmental compliance in the future.

While Oglethorpe will continue to exercise its best efforts to comply with all applicable regulations, there can be no assurance that Oglethorpe will always be in compliance with all current and future environmental requirements. Failure to comply with these requirements, even if this failure is caused by factors beyond Oglethorpe's control, could result in the imposition of civil and criminal penalties against Oglethorpe, as well as the complete shutdown of individual generating units not in compliance with these regulations.

Additionally, litigation relating to environmental issues, including claims of property damage or personal injury caused by alleged exposure to hazardous materials, has increased in recent years. Likewise, actions by private citizen groups to enforce environmental laws and regulations are increasingly prevalent. While management does not currently anticipate that any such litigation would have a material adverse effect on Oglethorpe's financial condition, the ultimate outcome of any of these actions cannot be predicted.

In addition, existing environmental laws and regulations may be revised or new laws and regulations seeking to protect the environment may be adopted or become applicable to Oglethorpe's facilities. Revised or additional laws and regulations, and in particular climate change legislation or regulations, could result in significant additional expense and operating restrictions on Oglethorpe's facilities or increased compliance costs which may result in significant increases in the cost of electric service. The financial impact of any legislation or regulation would depend upon the specific requirements enacted and cannot be determined at this time.

Oglethorpe may become subject to legislative and regulatory responses to climate change, with which compliance could be difficult and costly.

Efforts to limit emissions of carbon dioxide from power plants continue to increase. The EPA has issued an Advance Notice of Proposed Rulemaking that suggests various alternatives for regulating greenhouse gases under the Clean Air Act. The EPA has also made an "endangerment finding" for carbon dioxide, which, if carried through, would trigger a series of events that could result in the regulation of carbon dioxide as an air pollutant. Many of Oglethorpe's electric generating facilities are likely to be subject to regulation under climate change laws and/or regulations which result from these activities within the next few years. In 2008, 51% of Oglethorpe's generation, excluding pumped storage, came from its interest in the coal-fired Plants Scherer and Wansley, which would be the most impacted by any greenhouse gas related legislation or regulation, while another 7% came from its gas-fired facilities (which would also be somewhat impacted but not to the same extent as the coal-fired facilities). The remaining generation (42%) came from Oglethorpe's interest in the nuclear Plants Vogtle and Hatch and would not likely be impacted by any climate change legislation or regulation.

Many of the climate change legislative proposals use a "cap-and-trade" policy structure, in which carbon dioxide and other greenhouse gas emissions from some portion of the economy would be subject to an overall cap, which would decrease (i.e., become more stringent) over time. For example, the Waxman-Markey bill, which was passed by the House of Representatives on June 26, 2009, proposes to enact a cap-and-trade regime in order to regulate carbon dioxide and other greenhouse gas emissions. The proposals establish mechanisms for emissions sources, such as power plants, to obtain "allowances" or permits to emit carbon dioxide and other greenhouse gases during the course of the year. This program would be similar to the emission allowance trading program for sulfur dioxide established by the Clean Air Act Amendments of 1990. However, unlike the program for sulfur dioxide, Oglethorpe and other utilities may need to purchase all or many of the necessary allowances in an auction format, rather than being issued allowances for no additional charge. Depending upon the price of available allowances, given the level of current emissions (Oglethorpe's emissions of carbon dioxide in 2008 totaled about 13 million short tons) and the limited, short-term options available to reduce emissions in the existing generation fleet, the cost to purchase needed allowances may be substantial if this legislation is enacted as proposed.

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

  •
  labor disputes or shortages;

  •
  fuel, water or material supply interruptions;

  •
  terrorist attacks; or

  •
  catastrophic events such as fires, floods, explosions or similar occurrences.

These or similar negative events could interrupt or limit electric generation or increase the cost of operating Oglethorpe's facilities, which could have the effect of increasing the cost of electric service Oglethorpe provides to its Members and affect their ability to perform their contractual obligations to Oglethorpe.

Changes in fuel prices could have an adverse effect on Oglethorpe's cost of electric service.

Oglethorpe is exposed to the risk of changing prices for fuels, including coal, natural gas and uranium. Oglethorpe has taken steps to manage this exposure by entering into fixed or capped price contracts for some of its coal requirements. Oglethorpe has also entered into natural gas swap arrangements on behalf of some of its Members designed to manage the exposure of those Members to fluctuations in the price of natural gas. The operator of the nuclear plants co-owned by Oglethorpe manages price and supply risk through use of long-term fixed or capped price contracts with multiple vendors of uranium ore mining, conversion and enrichment services. However, these arrangements do not cover all of Oglethorpe's and its Members' risk exposure to increases in the prices of fuels. Therefore, increases in fuel prices could significantly increase the cost of electric service Oglethorpe provides to its Members and affect their ability to perform their contractual obligations to Oglethorpe.

Oglethorpe may not be able to obtain an adequate supply of fuel, which could limit its ability to operate its facilities.

Oglethorpe obtains its fuel supplies, including coal, natural gas and uranium, from a number of different suppliers. Any disruptions in Oglethorpe's fuel supplies, including disruptions due to weather, labor relations, environmental regulations, or other factors affecting Oglethorpe's fuel suppliers, could result in Oglethorpe's having insufficient levels of fuel supplies. For example, rail transportation bottlenecks have from time to time caused transportation companies to be unable to perform their contractual obligations to deliver coal on a timely basis and have resulted in lower than normal coal inventories at certain of Oglethorpe's generating plants. Similar inventory shortages could occur in the future. Natural gas supplies can also be subject to disruption due to natural disasters and similar events. Any failure to maintain an adequate inventory of fuel supplies could require Oglethorpe to operate other generating plants at higher cost or require the Members to purchase higher-cost energy from other sources, and affect their ability to perform their contractual obligations to Oglethorpe.

The financial difficulties faced by other companies could adversely affect Oglethorpe.

Oglethorpe has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the energy industry, such as coal and natural gas companies, and the financial services industry, including commercial banks, investment banks and other institutions. Many of these transactions expose Oglethorpe to credit risk in the event of default of its counterparty. For example, Oglethorpe enters into hedge agreements to manage a portion of its exposure to fluctuations in the market price of natural gas with several counterparties. If Oglethorpe's counterparties fail or refuse to honor their obligations, Oglethorpe's hedges of the related risk may be ineffective. Any failure could significantly increase the cost of electric service Oglethorpe provides to its Members.

Also, as a result of recent market events, some of Oglethorpe's financial institution counterparties have experienced various degrees of financial distress, including liquidity constraints and credit downgrades. The financial distress of these counterparties may have an adverse effect on Oglethorpe in the event that these counterparties default or otherwise fail to meet their obligations to Oglethorpe. For example, in 2008, the credit downgrades of AMBAC Indemnity Corporation and American International Group, Inc. triggered certain requirements under certain of Oglethorpe's agreements which have now been satisfied. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—Off-Balance Sheet Arrangements—Rocky Mountain Lease Arrangements," "—Negative Events In the Capital Markets," and "—Financing Activities" in

Oglethorpe's 2008 Form 10-K; "FINANCIAL INFORMATION—Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Capital Requirements and Liquidity and Sources of Capital—Rocky Mountain Lease Arrangements" in Oglethorpe's Quarterly Report for the quarterly period ended June 30, 2009, filed on August 12, 2009; and Oglethorpe's Current Report on Form 8-K, dated as of August 19, 2009, filed on August 21, 2009.

Oglethorpe's ability to meet its financial obligations could be adversely affected if Members fail to perform their contractual obligations to Oglethorpe.

Oglethorpe depends primarily on revenue from the Members under the Wholesale Power Contracts to meet its financial obligations. The Members are Oglethorpe's owners and Oglethorpe does not control their operations or financial performance. Further, Members must forecast their load growth and power supply needs. If Members acquire more power supply resources than needed, whether from Oglethorpe or other suppliers, or fail to acquire sufficient supplies, the Members' rates could increase excessively and affect financial performance. As a result of current economic conditions, sales by the Members may not be sufficient to cover current costs without rate increases. Members may not collect all amounts billed to their consumers. Although each Member has financial covenants to set rates to maintain certain margin levels, their rates are not regulated by the Georgia Public Service Commission, pressure from their consumer members not to raise rates excessively could affect financial performance. Thus, Oglethorpe is exposed to the risk that one or more Members could default in the performance of their obligations to Oglethorpe under the Wholesale Power Contracts. Oglethorpe's ability to satisfy its financial obligations could be adversely affected if one or more of the Members, particularly one of the larger Members, defaulted on their payment obligations to Oglethorpe. Although the Wholesale Power Contracts obligate non-defaulting Members to pay the amount of any payment default, pursuant to a pro rata step-up formula, there can be no guarantee that the non-defaulting Members would be able to fulfill this obligation.

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

Under current Georgia law, Oglethorpe's Members generally have the exclusive right to provide retail electric service in their respective territories, subject to limited exceptions. Some states have implemented various forms of retail competition among power suppliers. While no legislation concerning retail competition has been enacted or is currently proposed in Georgia, there is no assurance that legislative, regulatory or other changes will not in the future lead to increased competition in the electric industry. If Oglethorpe and its Members are unable to adapt to any of these changes, the prices they charge for electric service could become less competitive. While Oglethorpe provides electric service to its Members under long-term, take-or-pay contracts providing for joint and several liability among the Members, if one or more of the Members were to experience significant financial losses as a result of increased competition, the Members may have difficulty performing their obligations to Oglethorpe under their Wholesale Power Contracts.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

Number	Description
4.1	Forty-Ninth Supplemental Indenture, dated as of November 1, 2009, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Oglethorpe Power Corporation First Mortgage Bonds, Series 2009 B.
10.1	Employment Agreement, dated as of August 17, 2009, between Oglethorpe and Charles W. Whitney.
31.1	Rule 13a-14(a)/15d-14(a) Certification, by Thomas A. Smith (Principal Executive Officer).
31.2	Rule 13a-14(a)/15d-14(a) Certification, by Elizabeth B. Higgins (Principal Financial Officer).
32.1	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Thomas A. Smith (Principal Executive Officer).
32.2	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Elizabeth B. Higgins (Principal Financial Officer).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oglethorpe Power Corporation (An Electric Membership Corporation)
Date: November 12, 2009	By:	/s/ Thomas A. Smith Thomas A. Smith President and Chief Executive Officer
Date: November 12, 2009		/s/ Elizabeth B. Higgins Elizabeth B. Higgins Executive Vice President and Chief Financial Officer (Principal Financial Officer)