Form 10-Q
period 2010-03-31
OGLETHORPE POWER CORP
filed 2010-05-17
CIK 788816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR
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

OGLETHORPE POWER CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2010

		Page No.
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Unaudited Condensed Balance Sheets as of March 31, 2010 and December 31, 2009	2
	Unaudited Condensed Statements of Revenues and Expenses For the Three Months ended March 31, 2010 and 2009	4
	Unaudited Condensed Statements of Patronage Capital and Membership Fees and Accumulated Other Comprehensive Deficit For the Three Months ended March 31, 2010 and 2009	5
	Unaudited Condensed Statements of Cash Flows For the Three Months ended March 31, 2010 and 2009	6
	Notes to Unaudited Condensed Financial Statements For the Three Months ended March 31, 2010 and 2009	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	26
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Reserved	27
Item 5.	Other Information	27
Item 6.	Exhibits	28
SIGNATURES		29

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Oglethorpe Power Corporation
Condensed Balance Sheets (Unaudited)
March 31, 2010 and December 31, 2009

	(dollars in thousands)
	2010	2009
Assets
Electric plant:
In service	$6,640,891	$6,550,938
Less: Accumulated provision for depreciation	(3,023,117)	(2,993,215)

	3,617,774	3,557,723
Nuclear fuel, at amortized cost	249,405	215,949
Construction work in progress	646,857	626,824

	4,514,036	4,400,496

Investments and funds:
Decommissioning fund	247,472	239,746
Deposit on Rocky Mountain transactions	117,591	115,641
Bond, reserve and construction funds	2,981	3,982
Investment in associated companies	54,434	53,199
Long-term investments	88,309	87,129
Other, at cost	616	615

	511,403	500,312

Current assets:
Cash and cash equivalents, at cost	302,458	579,069
Restricted cash, at cost	145,017	22,405
Restricted short-term investments	121,392	80,590
Receivables	136,481	110,258
Inventories, at average cost	203,637	209,837
Prepayments and other current assets	9,120	9,393

	918,105	1,011,552

Deferred charges:
Premium and loss on reacquired debt, being amortized	119,336	122,847
Deferred amortization of capital leases	75,220	77,755
Deferred debt expense, being amortized	56,187	57,262
Deferred outage costs, being amortized	45,543	31,319
Deferred tax assets	24,000	24,000
Deferred asset associated with retirement obligations	26,006	31,413
Deferred interest rate swap termination fees, being amortized	28,298	29,296
Deferred depreciation expense, being amortized	53,700	54,056
Other	30,891	29,926

	459,181	457,874

	$6,402,725	$6,370,234

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Balance Sheets (Unaudited)
March 31, 2010 and December 31, 2009

	(dollars in thousands)
	2010	2009
Equity and Liabilities
Capitalization:
Patronage capital and membership fees	$576,823	$562,219
Accumulated other comprehensive deficit	(1,004)	(1,253)

	575,819	560,966
Long-term debt	4,146,363	4,178,981
Obligation under capital leases	206,692	208,945
Obligation under Rocky Mountain transactions	117,591	115,641

	5,046,465	5,064,533

Current liabilities:
Long-term debt and capital leases due within one year	254,841	119,241
Short-term borrowings	283,840	283,634
Accounts payable	7,879	24,184
Accrued interest	40,474	50,947
Accrued and withheld taxes	7,571	24,864
Members' advances, current	117,777	182,514
Other current liabilities	32,056	28,000

	744,438	713,384

Deferred credits and other liabilities:
Gain on sale of plant, being amortized	30,443	31,062
Net benefit of Rocky Mountain transactions, being amortized	53,354	54,151
Asset retirement obligations	268,850	264,635
Accumulated retirement costs for other obligations	41,521	43,955
Long-term contingent liability	24,000	24,000
Members' advances, non-current	33,992	18,000
Power sale agreement, being amortized	82,028	86,211
Other	77,634	70,303

	611,822	592,317

	$6,402,725	$6,370,234

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Revenues and Expenses (Unaudited)
For the Three Months Ended March 31, 2010 and 2009

	(dollars in thousands)
	Three Months
	2010	2009
Operating revenues:
Sales to Members	$303,828	$281,705
Sales to non-Members	244	308

Total operating revenues	304,072	282,013

Operating expenses:
Fuel	102,092	88,574
Production	77,383	70,764
Purchased power	17,408	25,146
Depreciation and amortization	37,010	30,884
Accretion	4,284	4,565

Total operating expenses	238,177	219,933

Operating margin	65,895	62,080

Other income (expense):
Investment income	7,656	7,502
Other	3,281	2,958

Total other income	10,937	10,460

Interest charges:
Interest on long-term debt and capital leases	64,367	56,136
Other interest	1,221	617
Allowance for debt funds used during construction	(9,462)	(3,805)
Amortization of debt discount and expense	6,102	3,945

Net interest charges	62,228	56,893

Net margin	$14,604	$15,647

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Patronage Capital and Membership Fees
and Accumulated Other Comprehensive Deficit (Unaudited)
For the Three Months Ended March 31, 2010 and 2009

	(dollars in thousands)
	Patronage Capital and Membership Fees	Accumulated Other Comprehensive (Deficit)	Total
Balance at December 31, 2008	$535,829	$(1,348)	$534,481

Components of comprehensive margin:
Net margin	15,647	—	15,647
Unrealized gain on available-for-sale securities	—	175	175

Total comprehensive margin			15,822

Balance at March 31, 2009	$551,476	$(1,173)	$550,303

Balance at December 31, 2009	$562,219	$(1,253)	$560,966

Components of comprehensive margin:
Net margin	14,604	—	14,604
Unrealized gain on available-for-sale securities	—	249	249

Total comprehensive margin			14,853

Balance at March 31, 2010	$576,823	$(1,004)	$575,819

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2010 and 2009

	(dollars in thousands)
	2010	2009
Cash flows from operating activities:
Net margin	$14,604	$15,647

Adjustments to reconcile net margin to net cash provided (used) by operating activities:
Depreciation and amortization, including nuclear fuel	63,172	54,405
Accretion cost	4,284	4,565
Amortization of deferred gains	(1,415)	(1,415)
Allowance for equity funds used during construction	(531)	(795)
Deferred outage costs	(22,134)	(13,850)
(Gain) Loss on sale of investments	(4,140)	4,792
Regulatory deferral of costs associated with nuclear decommissioning	1,610	(7,747)
Other	(1,135)	453
Change in operating assets and liabilities:
Receivables	(17,848)	4,589
Inventories	6,200	(9,300)
Prepayments and other current assets	274	1,588
Accounts payable	(16,218)	(32,541)
Accrued interest	(10,473)	(1,261)
Accrued and withheld taxes	(17,293)	(11,830)
Other current liabilities	(4,556)	(2,571)
(Decrease) increase in Members' advances	(48,745)	155,287

Total adjustments	(68,948)	144,369

Net cash (used in) provided by operating activities	(54,344)	160,016

Cash flows from investing activities:
Property additions	(161,815)	(82,186)
Activity in decommissioning fund—Purchases	(133,043)	(193,608)
—Proceeds	131,908	192,686
Activity in bond, reserve and construction funds—Purchases	(104)	(2)
—Proceeds	1,105	1,049
(Increase) decrease in restricted cash and cash equivalents	(122,612)	10,255
Increase in restricted short-term investments	(40,802)	(80,000)
Increase in investment in associated organizations	(580)	(639)
Activity in other long-term investments—Purchases	(455)	(452)
—Proceeds	700	—
Other	66	2,011

Net cash used in investing activities	(325,632)	(150,886)

Cash flows from financing activities:
Long-term debt proceeds	133,550	408,900
Long-term debt payments	(32,827)	(30,689)
Proceeds from (payment of) notes payable	206	(140,000)
Other	2,436	(899)

Net cash provided by financing activities	103,365	237,312

Net (decrease) increase in cash and cash equivalents	(276,611)	246,442
Cash and cash equivalents at beginning of period	579,069	167,659

Cash and cash equivalents at end of period	$302,458	$414,101

Supplemental cash flow information:
Cash paid for—
Interest (net of amounts capitalized)	$63,651	$54,209
Supplemental disclosure of non-cash investing and financing activities:
Plant expenditures included in ending accounts payable	$(388)	$21,081

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Notes to Unaudited Condensed Financial Statements
March 31, 2010 and 2009

(A)
General.    The condensed financial statements included in this report have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in this report reflects all adjustments (which include only normal recurring adjustments) and estimates necessary to fairly state, in all material respects, the results for the three-month periods ended March 31, 2010 and 2009. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the SEC. The results of operations for the three-month period ended March 31, 2010 are not necessarily indicative of results to be expected for the full year. As noted in our 2009 Form 10-K, substantially all of our sales are to our 39 electric distribution cooperative members and, thus, the receivables on the accompanying balance sheets are principally from our members. (See "Notes to Financial Statements" in our 2009 Form 10-K.)

(B)
Fair Value Measurements.    Authoritative guidance regarding fair value measurements for financial and non-financial assets and liabilities defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.

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

  The tables below detail assets and liabilities measured at fair value on a recurring basis for the periods ended March 31, 2010 and December 31, 2009.

		Fair Value Measurements at Reporting Date Using
	March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(dollars in thousands)
Decommissioning funds
Domestic equity	$93,500	$93,500	$—	$—
Corporate bonds	49,968	49,968	—	—
International equity	40,429	40,429	—	—
US Treasury and government agency securities	40,401	40,401	—	—
Mortgage and asset backed securities	20,426	20,426	—	—
Municipal bonds	1,330	1,330	—	—
Derivative instruments	(435)	—	—	(435)
Other	1,853	1,853	—	—
Bond, reserve and construction funds	2,981	2,981	—	—
Long-term investments	88,309	61,933	—	26,376	(1)
Natural gas swaps	(21,427)	—	(21,427)	—
Deposit on Rocky Mountain transactions	117,591	—	—	117,591
Investments in associated companies	54,434	—	—	54,434

Total	$489,360	$312,821	$(21,427)	$197,966

		Fair Value Measurements at Reporting Date Using
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(dollars in thousands)
Decommissioning funds
Domestic equity	$89,723	$89,723	$—	$—
Corporate bonds	48,317	48,317	—	—
International equity	40,951	40,951	—	—
US Treasury and government agency securities	35,137	35,137	—	—
Mortgage and asset backed securities	21,383	21,383	—	—
Preferred stock	1,463	—	1,463	—
Municipal bonds	1,267	1,267	—	—
Derivative instruments	(260)	—	—	(260)
Other	1,765	1,765	—	—
Bond, reserve and construction funds	3,982	3,982	—	—
Long-term investments	87,129	60,119	—	27,010	(1)
Natural gas swaps	(12,516)	—	(12,516)	—
Deposit on Rocky Mountain transactions	115,641	—	—	115,641
Investments in associated companies	53,199	—	—	53,199

Total	$487,181	$302,644	$(11,053)	$195,590

(1)
Represents auction rate securities investments we hold.

The following tables present the changes in our Level 3 assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2010 and 2009, respectively.

	Three Months Ended March 31, 2010
	Decommissioning funds	Long-term investments	Deposit on Rocky Mountain transactions	Investments in associated companies

	(dollars in thousands)
Assets:
Balance at December 31, 2009	$(260)	$27,010	$115,641	$53,199
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	(175)	—	1,950	1,235
Impairment included in other comprehensive deficit	—	66	—	—
Purchases, issuances, liquidations	—	(700)	—	—

Balance at March 31, 2010	$(435)	$26,376	$117,591	$54,434

	Three Months Ended March 31, 2009
	Decommissioning funds	Long-term investments	Deposit on Rocky Mountain transactions	Investments in associated companies

	(dollars in thousands)
Assets:
Balance at January 1, 2009	$6,085	$29,643	$108,219	$43,441
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	(4,645)	—	1,825	404
Impairment included in other comprehensive deficit	—	(24)	—	—

Balance at March 31, 2009	$1,440	$29,619	$110,044	$43,845

  Realized gains and losses included in earnings for the period are reported in other income.

  The assets included in the "Long-term investments" column in each of the tables above are auction rate securities. As a result of market conditions, including the failure of auctions for the auction rate securities in which we invested, the fair value of these auction rate securities was determined using an income approach based on a discounted cash flow model. The discounted cash flow model utilized projected cash flows at current rates, which was adjusted for illiquidity premiums based on discussions with market participants. At March 31, 2010, we held auction rate securities with maturity dates ranging from March 15, 2028 to December 1, 2045.

  Based on the fair value of these auction rate securities as of March 31, 2010, a reduction of approximately $66,000 was recorded as an incremental adjustment to the $1,690,000 temporary impairment that was previously recorded at December 31, 2009. The temporary impairment is reflected in "Accumulated other comprehensive deficit" on the condensed unaudited balance sheets. The various assumptions we utilized to determine the fair value of our auction rate securities investments will vary from period to period based on the prevailing economic conditions. If the market for our auction rate securities investments should deteriorate, we may need to increase the illiquidity premium used in preparing a discounted cash flow model for these securities. A 25 basis point increase in the illiquidity premium used to determine the fair value of these investments at March 31, 2010, would have resulted in a decrease in the fair value of our auction rate securities investments by approximately $1,452,000.

  These investments were rated either A3 or Aaa by Moody's Investors Service and AAA by Standard and Poor's as of March 31, 2010. Therefore, it is expected that the investments will not be settled at a price less than par value. Because we have the ability and intent to hold these investments until a recovery of our original investment value, we considered the investments to be temporarily impaired at March 31, 2010.

(C)
Disclosures about Derivative Instruments and Hedging Activities.    Our risk management committee provides general oversight over all risk management activities, including but not limited to, commodity trading and investment portfolio management. We use commodity trading derivatives, which are designated as hedging instruments under authoritative guidance for Accounting for Derivatives and Hedging Activities, to manage our exposure to fluctuations in the market price of natural gas. Consistent with our rate-making treatment for energy costs which are flowed-through to our members, unrealized gains or losses on the natural gas swaps are reflected as an unbilled receivable. Within our nuclear decommissioning trust fund, derivatives including options, swaps and credit default swaps which are non-speculative, are utilized to mitigate volatility associated with duration, default, yield curve and the interest rate risks of the portfolio. Consistent with our rate-making treatment, unrealized gains or losses from the decommissioning trust fund are recorded as an increase or decrease to the regulatory asset or liability.

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

  At March 31, 2010, the estimated fair value of our natural gas contracts was an unrealized loss of approximately $21,427,000. See Note B for further discussion on fair value measurements of financial instruments. Consistent with our rate-making for energy costs which are passed through to our members, these unrealized losses are reflected as an unbilled receivable on our balance sheet.

  We are exposed to credit risk as a result of entering into these hedging arrangements. Credit risk is the potential loss resulting from a counterparty's nonperformance under an agreement. We manage credit risk with policies and procedures for, among other things, counterparty analysis, exposure measurement, and exposure monitoring and mitigation.

  It is possible that volatility in commodity prices could cause us to have credit risk exposures with one or more counterparties. If such counterparties fail to perform their obligations, we could suffer a financial loss. However, as of March 31, 2010, all of the counterparties with transaction amounts outstanding in our hedging portfolio are rated above investment grade by the major rating agencies or have provided a guaranty from one of their affiliates that is rated above investment grade.

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

  Additionally, we have implemented procedures to monitor the creditworthiness of our counterparties and to evaluate nonperformance in valuing counterparty positions. We have contracted with a third party to assist in monitoring counterparties' credit standing, including those experiencing financial problems, significant swings in credit default swap rates, credit rating changes by external rating agencies, or changes in ownership. Net liability positions are generally not adjusted as we use derivative transactions as hedges and have the ability and intent to perform under each of our contracts. In the instance of net asset positions, we consider general market conditions and the observable financial health and outlook of specific counterparties, forward looking data such as credit default swaps, when available, and historical default probabilities from credit rating agencies in evaluating the potential impact of nonperformance risk to derivative positions.

  The contractual agreements contain provisions that could require us or the counterparty to post collateral or credit support. The amount of collateral or credit support that could be required is calculated as the difference between the aggregate fair value of the hedges and pre-established credit thresholds. The credit thresholds are contingent upon each party's credit standing and credit ratings from the major credit rating agencies. The collateral and credit support requirements vary by contract and by counterparty. We may only post credit support in the form of a letter of credit due to provisions within our Rural Utilities Service Loan Contract; however, we may receive collateral in the form of cash or credit support. As of March 31, 2010, neither we nor any counterparties were required to post credit support or collateral under any of these agreements. If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2010 due to our credit rating being downgraded below investment grade, we could have been required to post letters of credit totaling up to $21,427,000 with our counterparties.

  The following table reflects the volume activity of our natural gas derivatives and derivatives within our nuclear decommissioning trust fund as of March 31, 2010 that are expected to settle or mature each year:

Year	Natural Gas Swaps (MMBTUs) (in millions)	Decommissioning Fund Derivative Instruments (in millions)

2010	6.79	—
2011	1.41	0.6
2012	0.01	—
2013	—	1.4
2014	—	1.9
2015	—	2.2
2016	—	0.1

Total	8.21	6.2

The table below reflects the fair value of derivative instruments and their effect on our condensed unaudited balance sheets for the period ended March 31, 2010.

	Balance Sheet Location	Fair Value
		(dollars in thousands)
Designated as hedges under authoritative guidance related to derivatives and hedging activities:
Assets
Natural Gas Swaps	Receivables	$21,427

Total assets designated as hedges under authoritative guidance related to derivatives and hedging activities		$21,427

Liabilities
Natural Gas Swaps	Other current liabilities	$21,427

Total liabilities designated as hedges under authoritative guidance related to derivatives and hedging activities		$21,427

Not designated as hedges under authoritative guidance related to derivatives and hedging activities:
Assets
Nuclear decommissioning trust	Decommissioning fund	$9,820
Nuclear decommissioning trust	Decommissioning fund	(10,255)
Nuclear decommissioning trust	Deferred asset associated with retirement obligations	9,930
Nuclear decommissioning trust	Deferred asset associated with retirement obligations	(9,855)

Total not designated as hedges under authoritative guidance related to derivatives and hedging activities		$(360)

  The following table presents the gains and (losses) on derivative instruments recognized in income for the three months ended March 31, 2010.

Effect of Derivative Instruments on the Condensed Statement of Revenues and Expenses
	Income Statement Location	Three months ended
		(dollars in thousands)
Designated as hedges under authoritative guidance related to derivatives and hedging activities
Natural Gas Swaps	Purchase power	$(1,247)
Not designated as hedges under authoritative guidance related to derivatives and hedging activities
Nuclear decommissioning trust	Investment income	461
Nuclear decommissioning trust	Investment income	(441)

Total losses on derivatives		$(1,227)

(D)
Recently Issued or Adopted Accounting Pronouncements.    In January 2010, the Financial Accounting Standards Board (FASB) issued Fair Value Measurements and Disclosures—Improving Disclosures about Fair Value Measurements. The new guidance provides for improved disclosure requirements about fair value measurements and requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. The guidance also clarifies that fair value measurement disclosures are required for each asset class. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), the standard also requires a reporting entity to present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one number). We adopted this new guidance beginning with the quarter ended March 31, 2010 except that the requirement to present Level 3 activity separately is not effective for us until the quarter ended March 31, 2011. The adoption of the standard did not have a material effect on our results of operations, cash flows, or financial condition.

  Effective January 1, 2010, we adopted FASB standard for Accounting for Transfers of Financial Assets—an amendment of Accounting for Transfers for Servicing of Financial Assets and Extinguishments of Liabilities. The standard requires improved disclosures about transfers of financial assets and removes the exception from applying consolidation of variable interest entities to qualifying special purpose entities. The adoption of the standard did not have a material effect on our results of operations, cash flows or financial condition.

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

  In February 2010, the FASB amended its authoritative guidance related to subsequent events to alleviate potential conflicts with current SEC guidance. Effective immediately, these amendments remove the requirement that a SEC filer disclose the date through which it has evaluated subsequent events. The adoption of this guidance did not have a material impact on our financial statements.

(E)
Accumulated Comprehensive Deficit.    The table below provides detail of the beginning and ending balance for each classification of accumulated other comprehensive deficit along with the amount of any reclassification adjustments included in margin for each of the periods presented in the Condensed Statements of Patronage Capital and Membership Fees and Accumulated Other Comprehensive Deficit. There were no material changes in the nature, timing or amounts of expected (gain) loss reclassified to net margin from the amounts disclosed in our 2009 Form 10-K.

  Our effective tax rate is zero; therefore, all amounts below are presented net of tax.

	Accumulated Other Comprehensive Deficit
	Available-for-sale Securities	Total

Balance at December 31, 2008	$(1,348)	$(1,348)

Unrealized gain/(loss)	175	175

Balance at March 31, 2009	$(1,173)	$(1,173)

Balance at December 31, 2009	$(1,253)	$(1,253)

Unrealized gain/(loss)	249	249

Balance at March 31, 2010	$(1,004)	$(1,004)

(F)
Environmental Matters.    There are a number of environmental matters that could have an effect on our financial condition or results of operations. At this time, the resolution of these matters is uncertain, and we have made no accruals for such contingencies and cannot reasonably estimate the possible loss or range of loss with respect to these matters.

  As is typical for electric utilities, we are subject to various federal, state and local air and water quality requirements which, among other things, regulate emissions of pollutants, such as particulate matter, sulfur dioxide, nitrogen oxides and mercury into the air and discharges of other pollutants, including heat, into waters of the United States. We are also subject to federal, state and local waste disposal requirements that regulate the manner of transportation, storage and disposal of various types of waste. In the future, we may become subject to greenhouse gas emission restrictions as a result of regulation aimed at responding to climate change.

  In general, environmental requirements are becoming increasingly stringent. New requirements may substantially increase the cost of electric service by requiring changes in the design or operation of existing facilities or changes or delays in the location, design, construction or operation of new facilities. See "ENVIRONMENTAL AND OTHER REGULATION" in our 2009 10-K for a more detailed discussion of current and potential future regulations. Failure to comply with these requirements could result in the imposition of civil and criminal penalties as well as the complete shutdown of individual generating units not in compliance. Certain of our debt instruments require us to comply in all material respects with laws, rules, regulations and orders imposed by applicable governmental authorities, which include current or future environmental laws and regulations. Should we fail to be in compliance with these requirements, it would constitute a default under such debt instruments. Although it is our intent to comply with applicable current and future regulations, we cannot provide assurance that we will always be in compliance with such requirements.

(G)
Restricted cash.    The restricted cash balance at March 31, 2010 consisted of $133,550,000 of pollution control revenue bond proceeds utilized on April 1, 2010 for the refunding of certain pollution control revenue bonds and $11,467,000 of clean renewable energy bond proceeds on deposit with CoBank to fund a clean renewable energy project at the Rocky Mountain Pumped Storage Hydroelectric facility.

(H)
Restricted short-term investments.    At March 31, 2010, we had $121,392,000 on deposit with the Rural Utilities Service in the Cushion of Credit Account. The restricted funds will be utilized for future Rural Utilities Service/Federal Financing Bank debt service payments. The deposit earns interest at a Rural Utilities Service guaranteed rate of 5% per annum.

(I)
Members' Advances.    In December 2008, we instituted a power bill prepayment program pursuant to which members can prepay their power bills from us at a discount based on our avoided cost of borrowing. The advances are credited against the participating members' power bills in the month(s) agreed upon in advance. The discounts are credited each and every month against the power bills and are recorded on our books as a reduction to member revenues. At March 31, 2010, member advances as reflected on the condensed balance sheets, including unpaid discounts, were $151,769,000, of which, $117,777,000 is classified as current liabilities and $33,992,000 as deferred credits and other liabilities in the condensed balance sheets. Subsequent to March 31, 2010, we received an additional $6,000,000 from members under this program. The advances are being applied against members' power bills through September 2013, with the majority scheduled to be applied in 2010.

(J)
New Bond Issuance.    In March 2010, the Development Authority of Burke County (Georgia) and the Development Authority of Monroe County (Georgia) issued, on our behalf, $133,550,000 in aggregate principal amount of tax-exempt pollution control revenue bonds for the purpose of refunding certain pollution control revenue bonds previously issued by the development authorities on our behalf to finance or refinance the costs of our undivided interests in certain air or water pollution control and sewage or solid waste disposal facilities at two of our electric generating facilities. The bonds are secured under our indenture.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

General

We are a Georgia electric membership corporation (an EMC) incorporated in 1974 and headquartered in metropolitan Atlanta. We are owned by our 39 retail electric distribution cooperative members. Our members are consumer-owned distribution cooperatives providing retail electric service in Georgia on a not-for-profit basis. Our principal business is providing wholesale electric power to our members through a combination of our generation assets and power purchased from power marketers and other suppliers. As with cooperatives generally, we operate on a not-for-profit basis.

Forward-Looking Statements and Associated Risks

This Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding, among other items, (i) anticipated financing transactions by us, (ii) our future capital expenditure requirements and funding sources and (iii) achievement of a margins for interest ratio at or above the minimum requirement contained in our indenture and, in the case that our board of directors approves a budget for a particular fiscal year that seeks to achieve a higher margins for interest ratio, such higher board-approved margins for interest ratio. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties, some of which are beyond our control. For a discussion of some factors that could cause actual results to differ materially from those anticipated by these forward-looking statements see "Item 1A—RISK FACTORS" contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. In light of these risks and uncertainties, there can be no assurance that events anticipated by the forward-looking statements contained in this Quarterly Report on Form 10-Q will in fact transpire.

Results of Operations

For the Three Months Ended March 31, 2009 and 2010

Net Margin

Throughout the year, we monitor our operating results and, with board approval, make budget adjustments when and as necessary to ensure our targeted margins for interest ratio is achieved. Under the indenture, we are required to establish and collect rates that are reasonably expected, together with our other revenues, to yield at least a 1.10 margins for interest ratio in each fiscal year. However, to enhance margin coverage during the period of generation facility construction, our board of directors approved a budget for 2010 to achieve a 1.14 margins for interest ratio. As our construction program evolves, our board of directors will continue to evaluate the level of margin coverage and may choose to further increase, or decrease, the margins for interest ratio in the future.

Our net margin for the three-month period ended March 31, 2010 was $14.6 compared to $15.6 million for the same period of 2009. We expect a net margin of approximately $34.3 million for the year ending December 31, 2010, which will achieve the targeted margins for interest ratio of 1.14.

Operating Revenues

Our operating revenues fluctuate from period to period based on several factors, including weather and other seasonal factors, load requirements in our members' service territories, operating costs, availability of electric generation resources, our decisions of whether to dispatch our owned or purchased resources or member-owned resources over which we have dispatch rights and members' decisions of whether to purchase a portion of their hourly energy requirements from our resources or from other suppliers.

Total revenues from sales to members were 7.9% higher in the three-month period ended March 31, 2010 than for the same period of 2009. Megawatt-hour sales to members increased 4.9% for the three-month period ended March 31, 2010 versus the same period of 2009. The average total revenue per megawatt-hour from sales to members increased 2.9% for the three-month period ended March 31, 2010 compared to the same period of 2009.

The components of member revenues for the three-month period ended March 31, 2010 and 2009 were as follows (amounts in thousands except for cents per kilowatt-hour):

	Three Months Ended March 31,
	2010	2009
Capacity revenues	$170,775	$163,963
Energy revenues	133,053	117,742

Total	$303,828	$281,705

Kilowatt-hours sold to Members	5,066,221	4,831,378
Cents per kilowatt-hour	6.00¢	5.83¢

Capacity revenues for the three-month period ended March 31, 2010 increased 4.2% compared to the same period of 2009. This increase in capacity revenues partly resulted from higher budgeted fixed operations and maintenance expenses and partly from an increase in the targeted margins for interest ratio to 1.14 in 2010 from 1.12 in 2009. Energy revenues were 13.0% higher for the three-month period ended March 31, 2010 compared to the same period of 2009. Our average energy revenue per megawatt-hour from sales to members was 7.8% higher for the three-month period ended March 31, 2010 as compared to the same period of 2009. This increase in energy revenues was primarily due to the pass-through to our members of higher fuel costs (primarily due to higher coal-fired generation). For a discussion of fuel costs, see "Operating Expenses" below.

Operating Expenses

Operating expenses for the three-month period ended March 31, 2010 increased 8.3% compared to the same period of 2009. This increase in operating expenses was primarily due to higher fuel costs, higher production expenses and higher depreciation expenses offset somewhat by a decrease in purchased power costs.

For the three-month period ended March 31, 2010, total fuel costs increased 15.3% and total generation increased 4.6% compared to the same period of 2009. Average fuel costs per megawatt-hour increased 10.2% in the first quarter of 2010 compared to the same period of 2009. This increase in total fuel costs resulted primarily from higher coal-fired generation at Plant Scherer, offset somewhat by lower generation at the natural gas-fired Chattahoochee energy facility. The increase in average fuel costs during the three-month period ended March 31, 2010 compared to the same period of 2009 resulted primarily from a 34.4% increase in generation at Plant Scherer primarily due to no scheduled outage in 2010 whereas there was a scheduled outage at in 2009. Natural gas-fired generation at Chattahoochee decreased 42.9% or 253,000 megawatt-hours for the first quarter of 2010 as compared to the same period of 2009 primarily due to a longer planned maintenance outage. The average fuel cost per megawatt-hour of coal-fired generation is substantially higher than that of nuclear generation; thus, the increase in coal-fired generation was the primary contributor to the increase in average fuel costs per megawatt-hour of generation. This increase was offset somewhat by the decrease in average cost of natural gas generation at Chattahoochee.

Production expenses increased 9.4% for the three-month period ended March 31, 2010 compared to the same period of 2009. This increase is primarily attributable to increased general operations and maintenance expenses at some of the jointly owned plants (Plants Hatch, Vogtle and Wansley) during the first quarter of 2010. Additionally, operations and maintenance expenses were incurred for the Hawk Road and Hartwell Energy Facilities in the first quarter of 2010; we acquired these facilities in May and October of 2009, respectively.

Total purchased power costs decreased 30.8% for the three-month period ended March 31, 2010 compared to the same period of 2009. Purchased megawatt-hours decreased 15.7% for the three-month period of 2010 compared to the same period of 2009. The average cost per megawatt-hour of total purchased power decreased 17.9% for the three-month period ended March 31, 2010 compared to the same period of 2009.

Purchased power costs were as follows (amounts in thousands except for cents per kilowatt-hour):

	Three Months Ended March 31,
	2010	2009
Capacity costs	$4,012	$10,683
Energy costs	13,396	14,463

Total	$17,408	$25,146

Kilowatt-hours of purchased power	123,123	145,968
Cents per kilowatt-hour	14.14¢	17.23¢

Purchased power capacity costs decreased 62.4% in the three-month period ended March 31, 2010 compared to the same period of 2009. Purchased power energy costs for the three-month period ended March 31, 2010 decreased 7.4% compared to the same period of 2009. The average cost of purchased power energy increased 9.8% for the three-month ended March 31, 2010 compared to the same period of 2009. The decrease in purchased power capacity costs is primarily attributable to the Hartwell acquisition. As part of the acquisition, we acquired an existing power purchase agreement we had in place with the former owners of Hartwell.

Depreciation expense increased 19.8% in the three-month period ended March 31, 2010 as compared to the same period of 2009. The increase was primarily due to increased depreciation expense for Plants Scherer and Wansley related to capital expenditures for environmental compliance projects. Depreciation expense related to Hawk Road and Hartwell also contributed to the increase.

Interest charges

Interest on long-term debt and capital leases increased by 14.7% in the three-month period ended March 31, 2010 compared to the same period of 2009. This increase was primarily due to the issuance in November 2009 of $400 million of taxable fixed rate bonds for the purpose of financing construction of Plant Vogtle Units No. 3 and No. 4.

Allowance for debt funds used during construction increased by 148.7% in the three-month period ended March 31, 2010 compared to the same period of 2009 primarily due to construction expenditures for Plant Vogtle Units No. 3 and No. 4.

Balance Sheet Analysis as of March 31, 2010

Assets

Nuclear fuel, which is recorded at amortized cost, increased by a net $33.5 million in the three-month period ended March 31, 2010. The increase was due to a combination of factors, including the timing of expenditures, the costs of uranium and fabrication and an increase in the nuclear fuel inventory level.

Cash and cash equivalents decreased by $276.6 million in the three-month period ended March 31, 2010 and can be largely attributed to expenditures of approximately $161.8 million for property additions and a net application of $48.7 million of the members' prepayments of their power bills. Other significant uses of cash include principal and interest payments, investment in restricted short-term investments and payments to Georgia Power Company for operation and maintenance costs.

Cash paid for property additions for the three-month period ended March 31, 2010 totaled $161.8 million. Of this amount, approximately $69 million was for expenditures associated with the construction of new generation facilities, primarily for Plant Vogtle Units No. 3 and No. 4. The remaining expenditures were primarily for environmental control systems being installed at Plant Scherer, normal additions and replacements to existing generation facilities and purchases of nuclear fuel.

The restricted cash balance at March 31, 2010 consisted of $133.6 million obtained from a March 2010 bond refinancing and $11.5 million obtained from the issuance of clean renewable energy bonds in December 2009. The refinancing proceeds, which were on deposit with a trustee at March 31, 2010, were subsequently utilized on April 1, 2010 to redeem the pollution control revenue bonds refinanced in March 2010. During the first quarter of 2010, $10.9 million of restricted cash, the proceeds from a December 2009 bond refinancing, was utilized to payoff the principal of the refinanced pollution control revenue bonds that matured in January 2010. For information regarding the March 2010 bond refinancing, see Note J of Notes to Unaudited Condensed Financial Statements and see "Financial Condition—Capital Requirements and Liquidity and Sources of Capital—Financings" herein.

Restricted short-term investments at March 31, 2010 represented funds deposited into a Rural Utilities Service Cushion of Credit Account with the U.S. Treasury that earns interest at a guaranteed rate of 5% per annum. The funds, including interest earned thereon, can only be applied to debt service on Rural Utilities Service notes and Rural Utilities Service-guaranteed Federal Financing Bank notes. For information regarding the Rural Utilities Service Cushion of Credit Account, see Note H of Notes to Unaudited Condensed Financial Statements and "Financial Condition—Capital Requirements and Liquidity and Sources of Capital—Liquidity" herein.

Receivables increased by $26.2 million in the three-month period ended March 31, 2010. The increase was partially due to an $8.9 million increase in the receivable from the members associated with the natural gas derivatives and partially due to an $8.6 million increase in the receivable from Georgia Power. For information regarding the natural gas contracts, see Note C of Notes to Unaudited Condensed Financial Statements. The Georgia Power receivable represents the portion of estimated payments made to it for plant expenditures that exceeded actual amounts incurred. The December 31, 2009 receivables balance included approximately $20.7 million of credit available to the members for a board approved reduction to 2009 revenue requirements as a result of margins collected in excess of our 2009 target 1.12 margins for interest ratio. The increase in receivables was also partially due to these credits being utilized during the first quarter of 2010. Somewhat offsetting the forgoing was a decrease of approximately $11.4 million for normal monthly amounts billed or billable to the members in March 2010 as compared to December 2009. This decrease was primarily due to lower energy costs in March 2010, which was a result of decreased generation.

Deferred outage costs increased $14.2 million (net of amortization) during the first quarter of 2010 as a result of the deferral of approximately $22.3 million of outage related costs. Plant Hatch Unit No. 1, Plant Vogtle Unit No. 2 and Plant Wansley Unit No. 1 were in refueling and/or major maintenance outages for varying lengths of time during the first quarter of 2010. Deferred outage costs are amortized over each plant's operating cycle.

The $5.4 million decrease in the deferred asset associated with retirement obligations in the three-month period ended March 31, 2010 was primarily due to a $3.6 million increase in the unrealized gains associated with the nuclear decommissioning fund. Consistent with our ratemaking policy, unrealized gains or losses from the nuclear decommissioning fund are deducted from or added to the deferred asset associated with retirement obligations. The increase in the nuclear decommissioning fund unrealized gains therefore decreased the deferred asset by $3.6 million. The deferred asset also increases or decreases to the extent of timing differences between recognized accretion expense associated with nuclear decommissioning and the amounts recovered through decommissioning fund earnings. Nuclear decommissioning accretion expense of approximately $3.9 million and decommissioning fund net earnings of approximately $5.5 million resulted in the deferred charge decreasing by $1.6 million in the three-month period ended March 31, 2010.

Equity and Liabilities

Long-term debt and capital leases due within one year increased by $135.6 million in the three-month period ended March 31, 2010 as a result of the $133.6 million refinancing transaction that occurred in March 2010. The principal payments for the refinanced bonds were not made until April 1, 2010 and these balances were therefore classified as current as of March 31, 2010. For information regarding the March 2010 bond refinancing, see Note J of Notes to Unaudited Condensed Financial Statements and see "Financial Condition—Capital Requirements and Liquidity and Sources of Capital—Financings" herein.

Accounts payable decreased $16.3 million in the three-month period ended March 31, 2010 largely due to a $14.2 million decrease in the payable to Georgia Power for operation, maintenance and capital costs. At March 31, 2010, there was a net receivable from Georgia Power and it was recorded accordingly. In addition, there was a $7.8 million decrease in the payable for natural gas that was primarily due to a decrease in generation at Chattahoochee, which was in a maintenance outage during March 2010. Other purchase power payables also decreased by $2.2 million during the first quarter of 2010 largely due to a decrease in spot market purchases of energy.

The $10.5 million decrease in accrued interest for the three-month period ended March 31, 2010 was primarily due to normal timing differences between interest payments and interest expense accruals.

Accrued and withheld taxes decreased $17.3 million in the three-month period ended March 31, 2010 as a result of payments made (when due) for 2009 property taxes, which exceeded the normal monthly property tax accruals.

Members' advances represent funds received from the members for prepayment of their monthly power bills. At March 31, 2010, $117.8 million of member advances was classified as a current liability and $34.0 million of member advances was classified as a long-term deferred liability. During the first quarter of 2010, approximately $31.5 million of prepayments were received from the members and approximately $80.2 million was applied to the members' monthly power bills. The cash outflow from operations is primarily attributable to the application of member prepayments received in the prior year to the current year's power bills. For information regarding the power bill prepayment program, see Note I of Notes to Unaudited Condensed Financial Statements and see "Financial Condition—Capital Requirements and Liquidity and Sources of Capital—Liquidity" herein.

Primarily due to an $8.9 million increase in the liability associated with natural gas derivatives, other current liabilities increased by $4.1 million during the first quarter of 2010. This increase was partially offset by a $2.7 million decrease in accrued payroll, which was a result of the payout of 2009 performance pay. Accruals for miscellaneous other costs also decreased by $2.2 million.

Other deferred credits and liabilities increased $7.3 million in the three-month period ended March 31, 2010 partially due to a $3.1 million increase in the regulatory liability established for the deferral of Hawk Road Energy Facility margins. Also contributing to the increase was a $2.5 million increase in funding received from the members for future debt payments related to the Talbot and Chattahoochee Energy Facilities. During the first quarter of 2010, funding for the future overhaul of the combustion turbine plants also increased by $1.5 million.

Financial Condition

Overview

Our financial condition remains stable.

To meet the energy needs of our members, we have embarked on a generation expansion program. In addition to the Hawk Road and Hartwell acquisitions in 2009, members have subscribed to three projects currently under development, including Plant Vogtle Units No. 3 and No. 4, a wood-burning biomass plant and a gas-fired combined cycle plant. For a further discussion of the new generation projects under development, see "BUSINESS—OUR POWER SUPPLY RESOURCES—Future Power Resources" in our 2009 Form 10-K.

Capital Requirements and Liquidity and Sources of Capital

Environmental Capital Requirements and Regulations

Our future capital expenditures depend in part on implementation of new or existing laws, regulations, judicial decisions, and how we and the other co-owners of coal-fired Plants Scherer and Wansley choose to comply with these regulations once finalized. Regulations adopted by the Georgia Environmental Protection Division specify certain environmental control equipment that must be added to Georgia electric generating units by specific dates, including Plants Scherer and Wansley. The last of the Plant Wansley projects was completed and placed in service in July 2009. As described in "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—Capital Requirements" in our 2009 Form 10-K, we forecasted expenditures of $644 million in the period 2010 through 2014 to complete environmental compliance projects underway at Plant Scherer. Completion of the projects at Plant Scherer will require extended unit outages in 2011, although not during peak energy use periods. As the construction environment, including the changing cost of materials and labor, continues to evolve, the estimated cost to install these retrofits continues to be refined. Large construction projects such as these entail certain risks, as described in "Item 1A—RISK FACTORS" in our 2009 Form 10-K. These forecasted expenditures are based on information available to us on the date of this Quarterly Report on Form 10-Q; however, there can be no assurance that the cost of compliance with these regulations will not be higher, nor that future regulations will not require additional reductions in emissions or earlier compliance. See Note F of the Notes to Unaudited Condensed Financial Statements for more information on environmental compliance matters.

In April 2010, the U.S. Environmental Protection Agency, or EPA, signed a rule establishing emission standards for certain greenhouse gases, including carbon dioxide, for new light-duty vehicles. Also in April 2010, EPA finalized a rule establishing when a pollutant (such as a greenhouse gas like carbon dioxide) becomes "subject to regulation" under the Clean Air Act. In May or June of 2010, EPA is expected to finalize significance thresholds proposed in October 2009 for greenhouse gas emissions, to determine when new or modified stationary sources could trigger new source review. EPA takes the position that these rules will begin the process of regulating emissions of greenhouse gases from both mobile and stationary sources, with the trigger date for regulation of these sources to occur no earlier than January 1, 2011. Finally, EPA has stated its intention to issue a revised New Source Performance Standard for steam generating units operated by electric utilities (and other industrial and commercial facilities) in 2010. Several of the final rules discussed above are subject to numerous petitions for review, and challenges to the remaining rules may be brought in the near future. We cannot predict at this time whether these developments will ultimately result in the regulation of greenhouse gas emissions from our power plants, or the effects of any such regulation, including capital requirements.

In addition, the possibility of new federal legislation that could lead to regulation of emissions of greenhouse gases from stationary sources continues. In June 2009, the House of Representatives passed the American Clean Energy and Security Act of 2009 (H.R. 2454), which would establish, among other things, a cap-and-trade system for greenhouse gas emissions in the U.S. H.R. 2454 also includes a national renewable electricity standard, which would initially apply to two of our members. In the Senate, the Kerry-Lieberman American Power Act that has been introduced into Congress and other legislation could produce results similar to H.R. 2454. We cannot predict at this time whether these or other legislative actions will result in the regulation of greenhouse gas emissions from our power plants or a renewable electricity standard applicable to our members.

On May 4, 2010, EPA proposed new rules for regulating the management and disposal of coal ash from power plants. Two primary options of regulating coal wastes under the Resource Conservation and Recovery Act are proposed: (1) creation of a comprehensive program of federally enforceable requirements under Subtitle C (hazardous) or (2) establishment of performance standards under Subtitle D (non-hazardous). While there are significant differences between the two approaches, in either case a finalized program would likely include increased groundwater monitoring, more stringent siting requirements and closure of existing coal waste management facilities not meeting minimum standards. It is likely that these regulations, if finalized, will impact capital requirements associated with changes in methods of ash disposal utilized at our plants; however, we cannot predict the extent of the impact at this time.

Liquidity

At March 31, 2010, we had $1.029 billion of unrestricted available liquidity to meet our short-term cash needs and liquidity requirements. This amount included $302 million in cash and cash equivalents and $727 million of unused and available committed short-term credit arrangements. Our short-term credit facilities are shown in the table below. We expect to renew these short-term credit facilities, as needed, prior to their respective expiration dates.

Committed Short-Term Credit Facilities

	Authorized Amount	Available 03/31/2010		Expiration Date

	(dollars in millions)
Unsecured Facilities:
Commercial Paper Backup Line of Credit	$475	$191	(1)	July 2012
CoBank Line of Credit	50	50		December 2010
CFC Line of Credit	50	50		October 2011
JPMorgan Chase Line of Credit	150	36	(2)	December 2012
Secured facilities:
CoBank Line of Credit	150	150		November 2012
CFC Line of Credit	250	250		December 2013

Total	$1,125	$727

(1)
The portion of this facility that is not available ($284 million) relates to outstanding commercial paper we have issued, for which this facility provides backup support.

(2)
$114 million of this facility is currently utilized as letter of credit support for variable rate pollution control revenue bonds.

We have used or plan to use commercial paper and short-term credit facilities to provide temporary funding for (i) payments related to construction of Plant Vogtle Units No. 3 and No. 4, (ii) acquisitions of Hawk Road and Hartwell, and (iii) initial engineering and design work related to the Warren County biomass facility and our planned combined cycle facility, as well as to provide credit support for variable rate pollution control revenue bonds. For a discussion of our plans regarding permanent financing of these generation facilities, see "—Financing Activities."

Under the commercial paper program, we are authorized to issue commercial paper in amounts that do not exceed the amount of any committed backup lines of credit in place, thereby providing 100% dedicated backup support for any paper outstanding. We periodically assesses our needs in order to determine the appropriate amount of commercial paper backup to maintain and currently have in place a $475 million committed backup credit facility provided by eight participant banks, with Bank of America serving as administrative agent for this facility.

Along with the lines of credit from CoBank, the National Rural Utilities Cooperative Finance Corporation (CFC) and JPMorgan Chase Bank, funds may also be advanced under the backup line of credit supporting commercial paper for general working capital purposes. In addition, under certain of our committed credit facilities we have the ability to issue letters of credit totaling $450 million in the aggregate, of which $336 million remains available. However, any amounts related to issued letters of credit will reduce the amount available to draw as working capital under those facilities. Also, due to the requirement to have 100% dedicated backup for any commercial paper outstanding, any amounts drawn under the commercial paper backup line for working capital or related to issued letters of credit will reduce the amount of commercial paper that we can issue.

Under the $250 million line of credit with CFC, we have the option of converting any amounts outstanding under the line of credit to a term loan with a maturity no later than December 31, 2043. Any amounts drawn under the $250 million CFC line of credit, as well as any amounts converted to a term loan, will be secured under our indenture.

Several of our line of credit facilities contain a similar financial covenant that requires us to maintain minimum levels of patronage capital. At March 31, 2010, the required minimum level was $545 million and our actual patronage capital was $577 million. An additional covenant contained in several of our credit facilities limits our secured indebtedness to $8.5 billion and our unsecured indebtedness to $4.0 billion. At March 31, 2010, we had approximately $4.6 billion of secured indebtedness outstanding and $435 million of unsecured indebtedness outstanding.

We also have a power bill prepayment program that provides us with an additional source of liquidity. Under the program, members can prepay their power bills from us at a discount for an agreed upon number of months in advance, after which the advances are credited against the participating members' monthly power bills. The discount is comparable to our avoided cost of borrowing. As of March 31, 2010, the balance of member advances received but not yet credited to their power bills was $152 million, which represented advances from fifteen members participating in the program. We began applying the advances against participating members' power bills in 2009 and expect to continue doing so through September 2013, with the majority scheduled to be applied in 2010. For more information regarding the power bill prepayment program, see Note I of Notes to Unaudited Condensed Financial Statements.

At March 31, 2010, we had $121 million of restricted short-term investments pursuant to deposits made to a Rural Utilities Service Cushion of Credit Account. The deposits with the U.S. Treasury were made voluntarily and earn interest at a guaranteed rate of 5% per annum. The funds in the account, including interest thereon, can only be applied to debt service payments on Rural Utilities Service notes and Rural Utilities Service-guaranteed Federal Financing Bank notes. We intend to apply all of the funds in the account against Rural Utilities Service and Federal Financing Bank debt service payments due in 2010.

Financing Activities

Bond Financings.    On March 30, 2010, the Development Authority of Burke County (Georgia) and the Development Authority of Monroe County (Georgia) issued, on our behalf, $133.6 million in aggregate principal amount of tax-exempt pollution control revenue bonds for the purpose of refunding certain pollution control revenue bonds previously issued by the development authorities on our behalf to finance or refinance the costs of our undivided interests in certain air or water pollution control and sewage or solid waste disposal facilities. The bonds were issued as variable rate demand bonds backed by an irrevocable direct-pay letter of credit for each series of bonds issued by Bank of America. The bonds are secured under our indenture.

In the fourth quarter of 2010, we anticipate issuing approximately $400 million of taxable first mortgage bonds for the purpose of funding a portion of the cost of constructing Plant Vogtle Units No. 3 and No. 4. The first mortgage bonds will be secured under our indenture.

We also anticipate a tax-exempt issuance of pollution control revenue bonds in the fourth quarter of 2010 in the amount of approximately $12 million in connection with the refinancing of a like amount of outstanding pollution control revenue bond principal that is scheduled to mature on January 1, 2011. This tax-exempt issuance may be increased to include a modest amount of new tax-exempt debt related to pollution control equipment being installed at Plant Scherer, but the timing and exact amount of this new debt, if any, is uncertain at this time.

Rural Utilities Service-Guaranteed Loans.    We currently have three approved Rural Utilities Service-guaranteed loans, funded through the Federal Financing Bank, totaling $844 million that are in various stages of being drawn down, with $683 million remaining to be advanced. We also have three loan applications pending with the Rural Utilities Service that we anticipate action on in 2010 or 2011, including two applications related to the Hawk Road and Hartwell acquisitions (action anticipated in the third quarter of 2010) and a loan application related to the Warren County biomass facility (action anticipated in 2011).

The President's budget proposal for 2011 would prohibit Rural Utilities Service funding for 1) improvements to existing fossil-fueled generation facilities unless the improvements are related to carbon-capture projects, and 2) construction of new fossil-fueled generation facilities. Nonetheless, in the third quarter of 2010 we anticipate submitting to the Rural Utilities Service a $128 million loan application related to general improvements at our existing generation facilities, including improvements at our fossil-fueled generation facilities, and another $750 million loan application related to our planned natural gas-fired combined cycle facility. Further, should members subscribe to any additional natural-gas fired combined cycle or combustion turbine facilities, we anticipate filing loan applications for those facilities as well, to the extent Rural Utilities Service regulations in place at that time allow us to do so. See "BUSINESS—OGLETHORPE POWER CORPORATION—Relationship with the Rural Utilities Service" in our 2009 Form 10-K for a discussion of the Rural Utilities Service's current position relating to funding of new generation facilities.

All of the approved Rural Utilities Service loans will be funded through the Federal Financing Bank and guaranteed by the Rural Utilities Service, and the debt will be secured under the indenture.

Department of Energy-Guaranteed Loans.    We have signed a conditional term sheet with the Department of Energy that sets forth the general terms of a loan and related loan guarantee that would fund approximately 70% of the estimated $4.2 billion cost to construct our 30% undivided share in two new nuclear units proposed at Plant Vogtle, not to exceed $3.057 billion. The loan structure would entail a loan funded through the Federal Financing Bank carrying a federal loan guarantee provided by the Department of Energy, with the debt secured under our indenture.

We are working with the Department of Energy to finalize the loan guarantee. However, final approval and issuance of a loan guarantee by the Department of Energy is subject to receipt of the combined construction permits and operating licenses for Plant Vogtle Units No. 3 and No. 4 from the Nuclear Regulatory Commission, negotiation of definitive agreements, completion of due diligence by the Department of Energy and satisfaction of other conditions. Therefore, there can be no assurance that the Department of Energy will ultimately issue the loan guarantee to us.

For any Plant Vogtle project costs not funded by the Department of Energy, we plan to issue taxable bonds and tax-exempt bonds for any equipment that may qualify for tax-exempt financing. Of the $1.2 billion of estimated project costs that are not expected to be financed by the Department of Energy, if the Department of Energy issues the loan guarantee to us, we have already financed $400 million through the issuance of first mortgage bonds in November 2009, and we have plans to issue an additional approximately $400 million of first mortgage bonds for this purpose in the fourth quarter of 2010.

For more detailed information regarding our financing plans, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—Financing Activities" in our 2009 Form 10-K.

Newly Adopted or Issued Accounting Standards

For a discussion of "Fair Value Measurements and Disclosures," "Accounting for Transfers of Financial Assets—an amendment of Accounting for Transfers for Servicing of Financial Assets and Extinguishments of Liabilities", "Amendments to Consolidation of Variable Interest Entities," and "Subsequent Events—Amendments to Certain Recognition and Disclosure Requirements" see Note D of Notes to Unaudited Condensed Financial Statements herein.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our market risks have not changed materially from the risks reported in our 2009 Form 10-K.

Item 4.    Controls and Procedures

As of March 31, 2010, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting or other factors that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

We are a party to various actions and proceedings incidental to our normal business. Liability in the event of final adverse determination in any of these matters is either covered by insurance or, in the opinion of our management, after consultation with counsel, should not in the aggregate have a material adverse effect on our financial position or results of operations.

Item 1A.    Risk Factors

There have not been any material changes in our risk factors from those reported in "Item 1A-RISK FACTORS" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.    Defaults upon Senior Securities

Not Applicable.

Item 4.    Reserved

Item 5.    Other Information

Not Applicable.

Item 6.    Exhibits

Number		Description
3.1		Bylaws of Oglethorpe, as amended and restated, as of May 1, 2008 (updated on May 1, 2010 to reflect SMG membership change).
4.1
Fifty-Third Supplemental Indenture, dated as of March 1, 2010, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2010A (Burke) Note, Series 2010B (Burke) Note and Series 2010A (Monroe) Note.
10.1	(1)
Amendment No. 2, dated as of January 15, 2010, to the Engineering, Procurement and Construction Agreement, dated as of April 8, 2008, between Georgia Power, for itself and as agent for Oglethorpe, Municipal Electric Authority of Georgia, and Dalton Utilities, as owners, and a consortium consisting of Westinghouse and Stone & Webster, as contractor, for Units 3 & 4 at the Vogtle Electric Generating Plant Site. (Incorporated by reference to Exhibit 10(c)(1) of Georgia Power Company's Form 10-Q for the quarterly period ended March 31, 2010, filed with the SEC on May 7, 2010.)
10.2	(1)
Amendment No. 3, dated as of February 23, 2010, to the Engineering, Procurement and Construction Agreement, dated as of April 8, 2008, between Georgia Power, for itself and as agent for Oglethorpe, Municipal Electric Authority of Georgia, and Dalton Utilities, as owners, and a consortium consisting of Westinghouse and Stone & Webster, as contractor, for Units 3 & 4 at the Vogtle Electric Generating Plant Site. (Incorporated by reference to Exhibit 10(c)(2) of Georgia Power Company's Form 10-Q for the quarterly period ended March 31, 2010, filed with the SEC on May 7, 2010.)
31.1		Rule 13a-14(a)/15d-14(a) Certification, by Thomas A. Smith (Principal Executive Officer).
31.2		Rule 13a-14(a)/15d-14(a) Certification, by Elizabeth B. Higgins (Principal Financial Officer).
32.1		Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Thomas A. Smith (Principal Executive Officer).
32.2		Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Elizabeth B. Higgins (Principal Financial Officer).
99.1		Member Financial and Statistical Information (for calendar years 2007-2009).

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

Oglethorpe Power Corporation (An Electric Membership Corporation)
Date: May 17, 2010	By:	/s/ Thomas A. Smith Thomas A. Smith President and Chief Executive Officer
Date: May 17, 2010		/s/ Elizabeth B. Higgins Elizabeth B. Higgins Executive Vice President and Chief Financial Officer (Principal Financial Officer)