Form 10-K
period 2010-12-31
OGLETHORPE POWER CORP
filed 2011-03-18
CIK 788816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

       Documents Incorporated by Reference: None

OGLETHORPE POWER CORPORATION

2010 FORM 10-K ANNUAL REPORT

i

PART I

ITEM 1.  BUSINESS

OGLETHORPE POWER CORPORATION

General

    We are a Georgia electric membership corporation (an EMC) incorporated in 1974 and headquartered in metropolitan Atlanta. We are owned by our 39 retail electric distribution cooperative members. Our principal business is providing wholesale electric power to our members. As with cooperatives generally, we operate on a not-for-profit basis. We are the largest electric cooperative in the United States in terms of assets, kilowatt-hour sales to members and, through our members, consumers served. We are also the second largest power supplier in the state of Georgia. We have 209 employees.

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

    Our mailing address is 2100 East Exchange Place, Tucker, Georgia 30084-5336, and telephone number is (770) 270-7600. We maintain a website at www.opc.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are made available on this website as soon as reasonably practicable after this material is filed with the Securities and Exchange Commission. Information contained on our website is not incorporated by reference into, and should not be considered to be part of, this annual report on Form 10-K.

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

Power Supply Business

    We provide wholesale electric service to our members for the majority of their aggregate power requirements primarily from our generation assets but also with power purchased from other power suppliers. We provide substantially all of this service pursuant to long-term, take-or-pay wholesale power contracts, with a small amount supplied to seven of our members through a power sale agreement we acquired in conjunction with the acquisition of the Hawk Road Energy Facility in 2009. The wholesale power contracts obligate our members jointly and severally to pay rates sufficient for us to recover all the costs of owning and operating our power supply business, including the payment of principal and interest on our indebtedness and to yield a minimum 1.10 margins for interest ratio under our first mortgage indenture. Our members satisfy all of their power requirements above their purchase obligations to us with purchases from other suppliers. (See "OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES – Member Power Supply Resources.")

    We have interests in 29 operating generating units, fueled by nuclear, coal, gas, oil and water. (See "OUR POWER SUPPLY RESOURCES" and "PROPERTIES – Generating Facilities.")

    In 2010, three of our members, Cobb EMC, Jackson EMC and Sawnee EMC, accounted for 14.5%, 11.6% and 10.6% of our total revenues, respectively. Each of our other members accounted for less than 10% of our total revenues in 2010.

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

    We have assigned fixed percentage capacity cost responsibilities to our members for all of our generation and purchased power resources, although not all members participate in all resources. For any future resource, we will assign fixed percentage capacity cost responsibilities only to members choosing to participate in that resource. The wholesale power contracts provide that each member is jointly and severally responsible for all costs and expenses of all existing generation and purchased power resources, as well as for any approved future resources, whether or not that member has elected to participate in the future resource. For resources so approved in which less than all members participate, costs are shared first among the participating members, and if all participating members default, each non-participating member is expressly obligated to pay a proportionate share of the default.

    To acquire future resources, we are required to obtain the approval of 75% of the members of our board of directors, 75% of our members and members representing 75% of our patronage capital. We can make certain resource modifications if approved by more than 50% of the members of our board of directors and 50% of our members.

    Under the wholesale power contracts, we are not obligated to provide all of our members' capacity and energy requirements. Individual members must satisfy all of their requirements above their purchase obligations from us from other suppliers, unless we and our members agree that we will supply additional capacity and associated energy, subject to the approval requirements described above. In 2010, we supplied energy that accounted for approximately 56% of the retail energy requirements of our members. (See "OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES – Member Power Supply Resources.")

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

    Our principal financial requirements are contained in the Indenture, dated as of March 1, 1997, from us to U.S. Bank National Association, as trustee (successor to SunTrust Bank), as amended and supplemented, referred to herein as the first mortgage indenture. Under the first mortgage indenture, we are required, subject to any necessary regulatory approval, to establish and collect rates which are reasonably expected, together with our other revenues, to yield a margins for interest ratio for each fiscal year equal to at least 1.10. Margins for interest ratio is the ratio of margins for interest to total interest charges for a given period. Margins for interest is the sum of:

•
our net margins (which includes our revenues subject to refund at a later date but excludes provisions for (i) non-recurring charges to income, including the non-recoverability of assets or expenses, except to the extent we determine to recover these charges in rates, and (ii) refunds of revenues we collected or accrued subject to refund), plus

•
interest charges, whether capitalized or expensed, on all indebtedness secured under the first mortgage indenture or by a lien equal or prior to the lien of the first mortgage indenture, including amortization of debt discount or premium on issuance, but excluding interest charges on indebtedness assumed by Georgia Transmission Corporation (which, as described below, was formed in 1997 to operate the transmission business we previously owned), plus

•
any amount included in net margins for accruals for federal or state income taxes imposed on income after deduction of interest expense.

    Margins for interest takes into account any item of net margin, loss, gain or expenditure of any of our affiliates or subsidiaries only if we have received the net margins or gains as a dividend or other distribution from such affiliate or subsidiary or if we have made a payment with respect to the losses or expenditures.

    The formulary rate we established in the rate schedule to the wholesale power contracts employs a rate methodology under which all categories of costs are specifically separated as components of the formula to determine our revenue requirements. The rate schedule also implements the responsibility for fixed costs assigned to each member based on each member's fixed percentage capacity cost responsibilities for all of our generation and purchased power resources. The monthly charges for capacity and other non-energy charges are based on our annual budget. These capacity and other non-energy charges may be adjusted by our board of directors, if necessary, during the year through an adjustment to the annual budget. Energy charges reflect the pass-through of actual energy costs, including fuel costs, variable operations and maintenance costs and purchased energy costs. (See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Summary of Cooperative Operations – Rates and Regulation.")

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

    To enhance margin coverage during the period of generation facility construction and acquisition, our board of directors approved budgets for 2010 and 2011 to achieve a 1.14 margins for interest ratio, above the minimum 1.10 ratio required by the first mortgage indenture. As our construction and acquisition program evolves, our board of directors will continue to evaluate the level of margin coverage and may choose to change the targeted margins for interest ratio in the future, although not below 1.10.

    Under the first mortgage indenture and related loan contract with the Rural Utilities Service, adjustments to our rates to reflect changes in our budgets are generally not subject to Rural Utilities Service approval. Changes to the rate schedule under the wholesale power contracts are generally subject to Rural Utilities Service approval. Our rates are not subject to the approval of any other federal or state agency or authority, including the Georgia Public Service Commission.

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

    In 1997, Georgia Transmission assumed certain indebtedness associated with pollution control bonds originally issued on our behalf. If Georgia Transmission fails to satisfy its obligations under this debt, we remain liable for any unsatisfied amounts. Georgia Transmission plans to refund all of this existing assumed indebtedness by April 2012. (See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Financial Condition – Off-Balance Sheet Arrangements.")

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

Relationship with Georgia System Operations Corporation

    We, Georgia Transmission and 38 of our 39 members are members of Georgia System Operations Corporation, which was formed in 1997 to own and operate the system operations business we previously owned. Georgia System Operations operates the system control center and currently provides Georgia Transmission and us with system operations services and administrative support services. We have contracted with Georgia System Operations to schedule and dispatch our resources. We also purchase from Georgia System Operations services that it purchases from Georgia Power under the control area compact, which we co-signed with Georgia System Operations. (See "OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES – Members' Relationship with Georgia Transmission and Georgia System Operations.") Georgia System Operations provides support services to us in the areas of accounting, auditing, communications, human resources, facility management, telecommunications and information technology at cost.

    As of December 31, 2010, we had approximately $6.4 million of loans outstanding to Georgia System Operations, primarily for the purpose of financing capital expenditures. Georgia System Operations has an additional $6.0 million that can be drawn under one of its loans with us.

    Georgia Transmission has contracted with Georgia System Operations to provide certain transmission system operation services including reliability monitoring, switching operations, and the real-time management of the transmission system.

Relationship with Rural Utilities Service

    Historically, federal loan programs administered by the Rural Utilities Service, an agency of the United States Department of Agriculture, have provided the principal source of financing for electric cooperatives. Loans guaranteed by the Rural Utilities Service and made by the Federal Financing Bank have been a major source of funding for us. However, the availability and magnitude of Rural Utilities Service-guaranteed loan funds is subject to annual federal budget appropriations and thus cannot be assured. Currently, Rural Utilities Service-guaranteed loan funds are subject to increased uncertainty because of budgetary and political pressures faced by Congress. The President's budget for fiscal year 2011, which has not been adopted, proposed to reduce funding by almost 40% from the 2010 levels of $6.5 billion and, in support of the President's commitment to reduce inefficient fossil-fuel subsidies, would prohibit loans for new or existing fossil-fueled generation. The proposal would limit the use of electric loan funds to renewable energy, transmission, distribution and carbon-capture projects on generation facilities. The President's budget proposal for fiscal year 2012 provides for $6 billion in guaranteed loans – a reduction of less than 10% from 2010 levels. The same restrictions as proposed for 2011 would apply, except that up to $2 billion would be available for environmental improvements to fossil-fueled generation that would reduce emissions. Although Congress has historically rejected proposals to dramatically curtail the Rural Utilities Service loan program, there can be no assurance that it will continue to do so. Because of these factors, we cannot predict the amount or cost of Rural Utilities Service-guaranteed loans that may be available to us in the future.

    We have a loan contract with the Rural Utilities Service in connection with the first mortgage indenture. Under the loan contract, the Rural Utilities Service has approval rights over certain significant actions and arrangements, including, without limitation,

•
significant additions to or dispositions of system assets,

•
significant power purchase and sale contracts,

•
changes to the wholesale power contracts and the rate schedule contained in the wholesale power contracts,

•
changes to plant ownership and operating agreements,

•
amounts of short-term debt outstanding exceeding 30% of our total utility plant through December 31, 2014 and 15% of total capitalization thereafter, and

•
in limited circumstances, issuance of additional secured and unsecured debt.

    The extent of the Rural Utilities Service's approval rights under the loan contract with us is substantially less than the supervision and control the Rural Utilities Service has traditionally exercised over borrowers under its standard loan and security documentation. In addition, the first mortgage indenture improves our ability to borrow funds in the capital markets relative to the Rural Utilities Service's standard mortgage. The first mortgage indenture constitutes a lien on substantially all of the tangible and certain intangible property we own.

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

    Regulation of greenhouse gas emissions has the potential to affect energy suppliers, including us and our competitors, differently, depending not only on the relative greenhouse gas emissions from a supplier's sources, but also on the nature of the regulation. For example, certain legislative proposals have included various credits that would ultimately be phased out to offset the initial economic impact of regulation. Our greenhouse gas emissions are significant, but we also have generation sources that emit no greenhouse gases (see "ENVIRONMENTAL AND OTHER REGULATIONS – Carbon Dioxide Emission and Climate Change – Pending Legislation" and "RISK FACTORS"). Some of our competitors use sources that emit proportionately more greenhouse gases, while the sources of some competitors emit less. Further, third-party suppliers to our members rely on generation sources that emit greenhouse gases. The contracts with these third-party suppliers would determine the extent to which our members would be affected by regulation of the greenhouse gas emissions of their suppliers. We believe our and our members' diverse portfolios of generation facilities, including the diversity of third-party suppliers, along with potential credits that could be available to us or our members under certain legislative proposals, would mitigate the impact, if any, on our and our members' competitiveness resulting from these legislative proposals, if enacted.

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

 OUR POWER SUPPLY RESOURCES

General

    We supply capacity and energy to our members for a portion of their requirements from a combination of our generating assets and power purchased from other suppliers. In 2010, we supplied approximately 56% of the retail energy requirements of our members.

Generating Plants

    We have interests in 29 operating generating units. The Municipal Electric Authority of Georgia, the City of Dalton and Georgia Power also have interests in eight of these units - at Plants Hatch, Vogtle, Wansley and Scherer. Georgia Power serves as operating agent for these units. Georgia Power also has an interest in Rocky Mountain, which we operate.

    See "PROPERTIES" for a description of our generating facilities, fuel supply and the co-ownership arrangements and Note 4 to Notes to Consolidated Financial Statements regarding the power purchase agreement with Doyle I, LLC that we account for as a capital lease. Also see "PROPERTIES – The Plant Agreements – Doyle."

Power Purchase and Sale Arrangements

  Power Purchases

    We currently have no material power purchase agreements. We purchase small amounts of capacity and energy from "qualifying facilities" under the Public Utility Regulatory Policies Act of 1978. Under a waiver order from the Federal Energy Regulatory Commission, we historically made all purchases the members would have otherwise been required to make under the Public Utility Regulatory Policies Act and we were relieved of our obligation to sell certain services to "qualifying facilities" so long as the members make those sales. In 2010, our purchases from such qualifying facilities provided less than 0.1% of the energy we supplied to our members. Under their wholesale power contracts, the members may now make such purchases instead of us.

  Power Sales

    In conjunction with our acquisition of Hawk Road in 2009, we accepted assignment of a power purchase and sale agreement pursuant to which we sell 500 megawatts of capacity and associated energy to seven of our members, with a term through December 31, 2015.

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

Future Power Resources

  Plant Vogtle Units No. 3 and No. 4

    We are participating in 30% of the costs of the construction of two additional nuclear units at Plant Vogtle, Units No. 3 and No. 4, scheduled for commercial operation in 2016 and 2017, respectively.

    In April 2008, Georgia Power, for itself and as agent for us, The Municipal Electric Authority of Georgia and the City of Dalton (the Owners), signed an Engineering, Procurement and Construction Contract with Westinghouse Electric Company, LLC and Stone & Webster, Inc. (the Consortium). Pursuant to the contract, the Consortium will supply and construct two 1,100 megawatt nuclear units using the Westinghouse AP1000 technology, with the exception of certain owner supplied items. Under the contract, the Owners will pay a purchase price that is subject to certain price escalation and adjustments, including index-based adjustments, as well as adjustments for change orders and performance bonuses. This agreement was amended in February 2010 to replace certain of the index-based adjustments with fixed escalation amounts.

    Each Owner is severally, not jointly, liable to the Consortium based on its ownership share. The contract includes certain liquidated damages upon the Consortium's failure to comply with schedule and performance guarantees, as well as certain bonuses payable to the Consortium for early completion and unit performance. The Consortium's liability for those liquidated damages and for warranty claims is subject to a cap. The obligations of Westinghouse and Stone & Webster are guaranteed by their parent companies Toshiba Corporation and The Shaw Group, Inc., respectively. In the event of certain credit rating downgrades of any Owner, that Owner would be required to provide a letter of credit or other credit enhancement to the Consortium. In addition, the Owners may terminate the contract at any time for their convenience, provided that the Owners will be required to pay certain termination costs and, at certain stages of the work, cancellation fees to the Consortium. The Consortium may terminate the contract under certain circumstances, including delays in receipt of the combined construction permits and operating licenses, certain Owner suspension or delays of work, action by a governmental authority to stop work permanently, certain breaches of the contract by the Owners, Owner insolvency and certain other events.

    The Owners and the Consortium have established both informal and formal dispute resolution procedures in order to resolve issues that commonly arise during the course of constructing a project of this magnitude. Southern Nuclear Operating Company, on behalf of the Owners, has initiated both formal and informal claims through these procedures, including ongoing formal and informal claims, and anticipates that further issues are likely to arise in the future. To date, the Owners have successfully used both the informal and formal procedures to resolve disputes and expect to resolve any existing and future disputes through these procedures as well.

    Our rights and obligations with respect to these additional units are contained in an Ownership Participation Agreement, the Plant Vogtle Operating Agreement (amended to include Units No. 3 and No. 4), and the Nuclear Managing Board Agreement (amended to include Units No. 3 and No. 4). The Ownership Participation Agreement is similar to the agreement that covers Units No. 1 and No. 2.

    In August 2009, the Nuclear Regulatory Commission issued an early site permit and a limited work authorization, allowing subsurface foundation work to proceed in advance of a combined construction permit and operating license.

    In March 2008, Southern Nuclear Operating Company, on behalf of the Owners, filed an application for combined construction permits and operating licenses for two 1,100 megawatt units, using the Westinghouse AP1000 technology. An Atomic Safety and Licensing Board panel was appointed to preside over hearings in the combined construction permit and operating license proceeding.

    In December 2010, Westinghouse submitted an AP 1000 Design Certification Amendment to the Nuclear Regulatory Commission. In February 2011, the Nuclear Regulatory Commission announced that it was seeking public comment on a proposed rule to approve the Design Certification Amendment and amend the certified AP 1000 reactor design for use in the United States. The Advisory Committee on Reactor Safeguards also issued a letter in January 2011 endorsing the issuance of the license for Units No. 3 and No. 4. The Nuclear Regulatory Commission schedule for this proceeding contemplates a decision in late 2011.

    Our estimated total costs for the new units, including allowance for funds used during construction, are approximately $4.2 billion. As of December 31, 2010, construction work in progress for this project was $867 million.We submitted a loan application to the Department of Energy seeking partial funding for these proposed nuclear units and have been offered a conditional term sheet for 70% of the eligible project costs. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Financial Condition – Capital Requirements – Capital Expenditures" and " – Financing Activities."

    On March 11, 2011, a major earthquake and tsunami struck Japan and caused substantial damage to the nuclear generating units at the Fukushima Daiichi generating plant. According to published reports, the owner of these units is working to stabilize these units following a loss of operation of the cooling systems for the units which has led to the release of radiation. Both Georgia Power, on behalf of the Owners, and we continue to monitor this developing situation. To date, Georgia Power has not identified any immediate impacts to the licensing and construction of Vogtle Units No. 3 and No. 4 or the operation of our existing nuclear units. See "RISK FACTORS" for a discussion of certain risks associated with the licensing, construction and operation of nuclear generating units, including potential impacts that could result from a major incident at a nuclear facility anywhere in the world.

  Murray I and II Energy Facilities

    On January 31, 2011, we entered into a Purchase and Sale Agreement with KGen LLC and, for specified purposes, its parent company, KGen Power Corporation, to acquire KGen LLC's wholly owned subsidiary, KGen Murray I and II LLC, which owns the Murray I and

Murray II combined cycle electric generation facilities located near Dalton, Georgia. These facilities consist of two natural gas-fired combined cycle units that have an aggregate summer planning reserve generation capacity of approximately 1,220 megawatts. The purchase price, exclusive of working capital and other closing adjustments, is approximately $531 million.

    Our board of directors and members and KGen Power's board of directors and shareholders have approved this transaction; however, this acquisition remains subject to receipt of applicable regulatory approvals and other customary closing conditions and, as a result, may not result in a completed transaction. If we complete this acquisition, we anticipate that it will close in April 2011. The acquisition would include an existing power purchase and sale agreement with Georgia Power for the entire output of Murray I through May 31, 2012. Initially, both units are planned to be operated independently of the other generating facilities we own and operate, but will be integrated into our system as needed.

    Our members have also subscribed for a two on one, 605 megawatt, combined cycle plant with anticipated commercial operation in 2015. The estimated cost for this facility is approximately $750 million, including allowance for funds used during construction. However, upon acquisition of the Murray facilities, we would cancel the development of this combined cycle plant.

    We have submitted a loan application to the Rural Utilities Service for long-term financing of this acquisition. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Financial Condition – Capital Requirements – Capital Expenditures" and " – Financing Activities."

  Biomass Plant

    Our members had subscribed for a 100 megawatt biomass-fueled generating plant. We acquired a site in Warren County, Georgia, conducted preliminary engineering work and environmental analyses, and requested proposals for major equipment and for an engineering, procurement and construction contract. This plant was originally planned for commercial operation in 2014. However, due primarily to regulatory and legislative uncertainty, we have deferred completion of this plant. We continue to monitor regulatory and legislative developments related to biomass electricity generation.

    Our estimated cost to construct this facility was $477 million, including allowance for funds during construction and we submitted a loan application to the Rural Utilities Service for financing of this project in the event development is resumed. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Financial Condition – Capital Requirements – Capital Expenditures" and " – Financing Activities."

    We acquired a site for a second biomass plant, which had been considered for commercial operation in 2015, but which has been delayed for an indefinite period of time.

  Other Future Power Resources

    From time to time, we may assist our members in investigating potential new power supply resources, after compliance with the terms of the New Business Model Member Agreement (see "OGLETHORPE POWER CORPORATION – New Business Model Member Agreement"). In addition to Vogtle Units No. 3 and No. 4 and the Murray facilities, we have identified for our members other generation resource development possibilities to help meet their power supply needs over the next ten years. Our members have given general approval for the future development of certain quantities of gas-fired combustion turbine plants and combined cycle plants that may be planned for commercial operation prior to December 31, 2016, subject to future member subscription for specific projects. We are continuing development activities to be prepared for construction as needed.

OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES

Member Demand and Energy Requirements

    Our members are listed below and include 39 of the 42 electric distribution cooperatives in the State of Georgia.

Altamaha EMC
Amicalola EMC
Canoochee EMC
Carroll EMC
Central Georgia EMC
Coastal EMC (d/b/a Coastal Electric Cooperative)
Cobb EMC
Colquitt EMC
Coweta-Fayette EMC
Diverse Power Incorporated, an EMC
Excelsior EMC
Flint EMC (d/b/a Flint Energies)
Grady EMC
GreyStone Power Corporation, an EMC
Habersham EMC
Hart EMC
Irwin EMC
Jackson EMC
Jefferson Energy Cooperative, an EMC
Little Ocmulgee EMC
Middle Georgia EMC
Mitchell EMC
Ocmulgee EMC
Oconee EMC
Okefenoke Rural EMC
Pataula EMC
Planters EMC
Rayle EMC
Satilla Rural EMC
Sawnee EMC
Slash Pine EMC
Snapping Shoals EMC
Southern Rivers Energy, Inc., an EMC
Sumter EMC
Three Notch EMC
Tri-County EMC
Upson EMC
Walton EMC
Washington EMC

    In December 2009, Flint EMC became our 39th member. Currently, Flint does not have a percentage capacity responsibility in any of our operating generation resources; however, it is participating in generation resources under construction and has the right to participate in any future generation resources we may acquire or construct. Since Flint is not a participant in our operating generation resources, we do not supply any of its capacity or energy requirements. However, all the historical member statistics in this report include Flint.

    Our members serve approximately 1.8 million electric consumers (meters) representing approximately 4.1 million people. Our members serve a region covering approximately 38,000 square miles, which is approximately 65% of the land area in the State of Georgia, encompassing 151 of the State's 159 counties. Historically, our members' sales by customer class have been approximately two-thirds to residential consumers and slightly less than one-third to commercial and industrial consumers. Our members are the principal suppliers for the power needs of rural Georgia. While our members do not serve any major cities, portions of their service territories are in close proximity to urban areas and have experienced substantial growth over the years due to the expansion of urban areas, including metropolitan Atlanta, into suburban areas and the growth of suburban areas into neighboring rural areas. Each year we file with one of our quarterly reports on Form 10-Q an exhibit containing financial and statistical information for our 39 members for the most recent three year period.

    The following table shows the aggregate peak demand and energy requirements of our members for the years 2008 through 2010, and also shows the amount of their energy requirements that we supplied. From 2008 through 2010, demand and energy requirements of the members increased at an average annual compound rate of 0.2% and 3.5%, respectively.

	Member Demand (MW)	Member Energy Requirements (MWh)
	Total(1)	Total(2)	Supplied by Oglethorpe(3)

2008	8,947	37,530,578	23,308,911
2009	8,470	36,793,085	20,191,657
2010	8,990	40,169,810	22,644,790

(1)
System peak hour demand of our members measured at our members' delivery points (net of system losses), adjusted to include requirements served by us and member resources, to the extent known by us, behind the delivery points.

(2)
Retail requirements served by our and member resources, adjusted to include requirements served by resources, to the extent known by us, behind the delivery points. (See " – Member Power Supply Resources".)

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

Cooperative Structure

    Our members are cooperatives that operate their systems on a not-for-profit basis. Accumulated margins derived after payment of operating expenses and provision for depreciation constitute patronage capital of the consumers of our members. Refunds of accumulated patronage capital to the individual consumers may be made from time to time subject to limitations contained in mortgages between the members and the Rural Utilities Service or loan documents with other lenders. The Rural Utilities Service mortgages generally prohibit these distributions unless (i) after any of these distributions, the member's total equity will equal at least 30% of its total assets or (ii) distributions do not exceed 25% of the margins and patronage capital received by the member in the preceding year and equity is at least 20% (see " – Members' Relationship with the Rural Utilities Service").

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

Rate Regulation of Members

    Through provisions in the loan documents securing loans to the members, the Rural Utilities Service exercises control and supervision over the rates for the sale of power of our members that borrow from it. The Rural Utilities Service mortgage indentures of these members require them to design rates with a view to maintaining an average times interest earned ratio and an average debt service coverage ratio of not less than 1.25 and an operating times interest earned ratio and an operating debt service coverage ratio of not less than

1.10, in each case for the two highest out of every three successive years.

    The Georgia Electric Membership Corporation Act, under which each of the members was formed, requires the members to operate on a not-for-profit basis and to set rates at levels that are sufficient to recover their costs and to provide for reasonable reserves. The setting of rates by the members is not subject to approval by any federal or state agency or authority other than the Rural Utilities Service, but the Georgia Territorial Act prohibits the members from unreasonable discrimination in the setting of rates, charges, service rules or regulations and requires the members to obtain Georgia Public Service Commission approval of long-term borrowings.

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

Members' Relationship with the Rural Utilities Service

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

    The President's budget proposal for fiscal year 2012 proposes to reduce funding by less than 10% from 2010 levels for the Rural Utilities Service electric program. The proposed funding would be available only for transmission, distribution, renewable energy and carbon capture projects for generation and certain environmental improvements. We cannot predict the amount or cost of Rural Utilities Service direct and guaranteed loans that may be available to the members in the future.

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

    Georgia System Operations has contracts with each of its members, including Georgia Transmission and us, to provide to them the services that it in turn purchases from Georgia Power under the Control Area Compact, which we co-signed with Georgia System Operations. Georgia System Operations also provides operation services for the benefit of our members through agreements with us, including dispatch of our resources and other power supply resources owned by the members.

    For information about our relationship with Georgia System Operations, see "OGLETHORPE POWER CORPORATION – Relationship with Georgia System Operations."

Member Power Supply Resources

  Oglethorpe Power Corporation

    In 2010, we supplied approximately 56% of the retail energy requirements of our members. Pursuant to the wholesale power contracts, we supply each member, other than Flint, energy from our generation resources based on its fixed percentage capacity cost responsibility, which are take-or-pay obligations. (See "OGLETHORPE POWER CORPORATION – Wholesale Power Contracts.") Additionally, effective May 2009, we assumed a power purchase and sale agreement with seven of our members in connection with our acquisition of Hawk Road. (See "OUR POWER SUPPLY RESOURCES – Power Purchase and Sale Agreements – Power Sales.") Our members satisfied all of their requirements above their purchase obligations to us with purchases from other suppliers as described below.

  Contracts with Southeastern Power Administration

    Our members purchase hydroelectric power from the Southeastern Power Administration, or SEPA, under contracts that extend until 2016. In 2010, the aggregate SEPA allocation to the members was 618 megawatts plus associated energy. The availability of energy under these contracts is significantly affected by hydrologic conditions, including lengthy droughts. Each member must schedule its energy allocation, and each member, other than Flint, has designated us to perform this function. Pursuant to a separate agreement, we schedule, through Georgia System Operations, our members' SEPA power deliveries. Further, each member may be required, if certain conditions are met, to contribute funds for capital improvements for Corps of Engineers projects from which its allocation is derived in order to retain the allocation.

  Smarr EMC

    The 36 members participating in the facilities owned by Smarr EMC purchase the output of those facilities pursuant to long-term, take-or-pay power purchase agreements. Smarr EMC owns Smarr Energy Facility, a two-unit, 217 megawatt gas-fired combustion turbine facility, and Sewell Creek Energy Facility, a four-unit, 492 megawatt gas-fired combustion turbine facility. Smarr Energy Facility began commercial operation in June 1999 and Sewell Creek Energy Facility began commercial operation in June 2000. See "OGLETHORPE POWER CORPORATION – Relationship with Smarr EMC."

  Green Power EMC

    Our members are also members of Green Power Electric Membership Corporation, a power supply cooperative specializing in the purchase of renewable energy sources for its members. The members purchase small quantities of energy from Green Power EMC.

  Georgia Energy Cooperative

    Fifteen of our members are members of Georgia Energy Cooperative, An Electric Membership Corporation, which owns a 100 megawatt gas turbine facility, in addition to providing other services to its members.

  Georgia Power Block Purchase

    Thirty members have entered into 10-year power supply contracts with Georgia Power under which they purchase an aggregate of 750 megawatts of capacity and associated energy. Delivery under the agreements began January 1, 2005.

  Other Member Resources

    Our members are obtaining their remaining power supply requirements from various sources. Thirty-two members have entered into contracts with third parties for all of their incremental power requirements, with remaining terms ranging from 4 to 20 years. Some contracts, for fixed quantities, extend more than 17 years. The other members use a portfolio of power purchase contracts to meet their requirements.

    We have not undertaken to obtain a complete list of member power supply resources. Any of our members may have committed or may commit to additional power supply obligations not described above.

    For information about members' activities relating to their power supply planning, see "OGLETHORPE POWER CORPORATION – Competition" and "OUR POWER SUPPLY RESOURCES – Future Power Resources." In addition to future power supply resources that we may construct or acquire for our members, the members will likely also continue to acquire future resources from other suppliers, including suppliers that may be owned by members.

ENVIRONMENTAL AND OTHER REGULATION

General

    As is typical for electric utilities, we are subject to various federal, state and local air and water quality requirements which, among other things, regulate emissions of pollutants into the air and discharges of other pollutants, including heat, into waters of the United States. We are also subject to federal, state and local waste disposal requirements that regulate the manner of transportation, storage and disposal of various types of waste.

    In general, environmental requirements are becoming increasingly stringent. Although we have installed or are in the process of installing environmental control systems at our plants (including systems to reduce emissions of sulfur dioxide, oxides of nitrogen and mercury at Plants Scherer and Wansley) to ensure continued compliance with existing requirements, new requirements could be imposed in the future. New requirements may substantially increase the cost of electric service, by requiring changes in the design or operation of existing facilities or changes or delays in the location, design, construction or operation of new facilities. Failure to comply with these requirements could result in the imposition of civil and criminal penalties as well as the complete shutdown of individual generating units not in compliance. Certain of our debt instruments require us to comply in all material respects with laws, rules, regulations and orders imposed by applicable governmental authorities, which include current or future environmental laws or regulations. Should we fail to be in compliance with these requirements, it would constitute a default under those debt instruments. Although it is our intent to comply with current and future regulations, we cannot provide assurance that we will always be in compliance with applicable current and future regulations.

    Our capital expenditures and operating costs will continue to reflect compliance with environmental standards. For further discussion of expected future capital expenditures to comply with environmental requirements and regulations, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Financial Condition – Capital Requirements – Capital Expenditures."

Air Quality

    Environmental concerns of the public, the scientific community and Congress have resulted in the enactment of legislation that has had and will continue to have a significant impact on the electric utility industry. The most significant environmental legislation applicable to us is the Clean Air Act, which regulates emissions of sulfur dioxide, nitrogen oxides, particulate matter and other pollutants from affected electric utility units, including the coal-fired units at Plants Wansley and Scherer. The Clean Air Act related actions that appear to be the most significant follow.

    Changes in the National Ambient Air Quality Standards (NAAQS).    Many of the NAAQS have recently been revised or are in the process of revision to make them more stringent. Revisions made final are being litigated. More stringent NAAQS could cause certain areas in Georgia to be reclassified as "nonattainment," which may require further emissions reductions from power plants we own or co-own there and in surrounding areas, to bring those areas into "attainment." Although the co-owned coal-fired plants already have control systems installed or being installed for these pollutants, the costs of any additional pollution control equipment that could be required because of these NAAQS cannot be determined at this time.

    Clean Air Interstate Rule and the Clear Air Transport Rule.    EPA finalized the Clean Air Interstate Rule (CAIR) in 2005 for ozone and fine particulate matter, requiring emissions reductions in sulfur dioxide and nitrogen oxides in most eastern states, including Georgia, through a market-based cap and trade program, In August 2010, EPA proposed the Clean Air Transport Rule (CATR) to replace the CAIR. Similar to CAIR, EPA's preferred approach in the CATR would impose cap and trade programs for sulfur dioxide and nitrogen oxides emissions. In Georgia, a sulfur dioxide emissions cap would be imposed in two phases, with the first phase beginning in 2012 and the second, more stringent phase in 2014. Reductions of nitrogen oxides emissions would be implemented using two caps, for annual and ozone season emissions, both of which would begin in Georgia in 2012. Subsequent notices of data availability have proposed alternative EPA methods for allocating CATR sulfur dioxide and nitrogen oxides emissions allowances, possibly affecting compliance plans for our owned and co-owned units. Georgia may determine

CATR allowance allocations in the future. EPA plans to finalize the CATR to replace the CAIR later in 2011.

    Electric Generating Unit Maximum Achievable Control Technology Rules and State Mercury Rules.    After D.C. Circuit vacatur and remand of a mercury control regulation and a companion regulation delisting electric generating units from the hazardous air pollutant source list in Section 112 of the Clean Air Act, the Supreme Court dismissed a subsequent appeal of the decision. In response to that litigation and a separate suit seeking further regulation, EPA proposed a rule in March of 2011 establishing maximum achievable control technology (MACT) limits for certain hazardous air pollutants (including mercury) for coal and oil-fired electric generating units. EPA intends to finalize the rule by November 2011. Georgia's current mercury rules include a "multi-pollutant rule" that requires operation of the existing controls (for Plant Wansley) and existing and planned controls (for Plant Scherer) as follows – selective catalytic reduction systems (reducing nitrogen oxides) and scrubbers (reducing sulfur dioxide and mercury) at Plant Wansley; and activated carbon injection and baghouses (reducing mercury), scrubbers (reducing sulfur dioxide) and selective catalytic reduction (reducing nitrogen oxides) at Plant Scherer. EPA's MACT proposed rule could affect Georgia's mercury rule (or other current state rules).

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

    Rulemakings that began in 2009 now impose new source review requirements on greenhouse gases (including carbon dioxide) under the Prevention of Significant Deterioration (PSD) preconstruction permitting program. (See "Carbon Dioxide Emissions and Climate Change – Executive Branch Action.") As a result, PSD review for major stationary sources of greenhouse gases was, according to EPA, triggered on January 2, 2011.

    Air Quality Summary.    We believe that the controls being designed and/or installed at Plants Wansley and Scherer will meet the requirements of the rules described above. However, because (1) several of these proposed or final Clean Air Act regulations could require control of the same emissions, (2) the compliance requirements remain uncertain, (3) litigation challenging some or all of these rules is likely, and (4) specific control technologies affect multiple emissions, we cannot determine the aggregate effect of these or future regulations.

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

Carbon Dioxide Emissions and Climate Change

    Efforts to limit emissions of carbon dioxide from power plants continue. Such limitations on emissions could originate in the Congress, the executive branch or the courts.

    Pending Legislation.    Unlike last year, when legislation under consideration would have imposed new regulation or more stringent emissions limitations for greenhouse gases, including carbon dioxide, on power plants, several proposals in the 112th Congress would ostensibly limit the authority of EPA to continue regulation of greenhouse gases. However, even if such legislation were passed, it remains possible that Congressional action may regulate emissions of greenhouse gases, either directly or through some type of energy legislation that could include a national renewable electricity standard. We cannot predict at this time whether any legislation will be passed that would regulate greenhouse gas emissions from our power plants, directly or indirectly, nor can we predict the impacts from any relevant federal legislation. Emissions of carbon dioxide from our plants totaled approximately 12.8 million short tons in 2010.

    Executive Branch Action.    In 2007, the U.S. Supreme Court ruled in Massachusetts v. EPA that certain greenhouse gases, including carbon dioxide, are pollutants which EPA has the authority to regulate under the Clean Air Act, if EPA concludes regulation is needed to protect public health or welfare. The Court directed EPA to decide whether such regulation is needed. In response, EPA issued a final rule in December 2009 determining that certain greenhouse gas emissions (including carbon dioxide) from new motor vehicles endanger public health or welfare, following a September 2009 rule requiring the annual reporting (beginning in 2011 for 2010 emissions) of greenhouse gas emissions by many industries, including the electric utility industry, and by fossil fuel suppliers. In April 2010, EPA issued a rule that establishes when a pollutant (like carbon dioxide) becomes "subject to regulation" under the Clean Air Act for purposes of PSD and Title V. In another rule, issued in May 2010, EPA established emission standards for certain greenhouse gases (again including carbon dioxide) for new light-duty vehicles, determining that such standards will take effect on January 2, 2011. Further, in another rule, promulgated in June 2010, EPA established significance thresholds for greenhouse gas emissions (including carbon dioxide) and a schedule whereby new or modified stationary sources exceeding such thresholds will become regulated under the PSD and Title V programs. Together, these rules establish a three-step schedule for application of PSD and Title V to stationary sources. The first two steps of regulation began January 2, 2011 and will begin July 1, 2011 for larger sources of greenhouse gases, while a possible third step for smaller greenhouse gas sources may begin April 30, 2016. Finally, EPA has stated its intention to issue a revised New Source Performance Standard (NSPS) for steam generating units operated by electric utilities (and other industrial and commercial facilities) in 2011. The final rules discussed above are subject to numerous petitions for review, and challenges to future rules may be brought if and when such rules are finalized. We cannot predict at this time how further developments may affect the regulation of greenhouse gas emissions from our power plants, including capital requirements.

    Litigation.    Litigation related to carbon dioxide emissions continues on numerous fronts, and the outcome of such litigation could affect the power plants we own. For example, in 2004, Attorneys General from eight states and the Corporation Counsel of New York filed a complaint in the U.S. District Court for the Southern District of New York against Southern Company and four other electric power companies. The complaint alleges that the companies' emissions of carbon dioxide contribute to global warming, which the plaintiffs claim is a public nuisance. Plaintiffs seek injunctive relief only to abate the alleged nuisance. In September 2009, the U.S. Court of Appeals for the Second Circuit vacated an earlier dismissal of the plaintiffs' claims, remanding the case back to the Southern District. In December 2010, the Supreme Court agreed to hear an appeal of the case, and such appeal remains pending.

    While the outcome of these matters cannot be determined at this time, adverse results in one or more of the above-described matters could result in substantial capital expenditures and/or increased operating costs at our fossil-fuel fired power plants (especially Plants Wansley and Scherer) and potentially impact the ability to permit new sources.

Other Environmental Regulation

    In May 2010, EPA proposed two alternative approaches for regulating coal combustion byproducts from electric utilities: regulation as listed "special wastes" under hazardous wastes rules or as solid wastes (a variation of this second approach might not require early closure of existing wet storage facilities). Although EPA proposes to exempt the beneficial use of coal combustion byproducts, a designation as hazardous waste may limit or eliminate beneficial reuse options. Further, adoption of either approach may require closure of or significant changes to existing storage units, extended plant outages, construction of lined landfills and groundwater monitoring facilities, and additional material management and financial assurance requirements. Depending upon which method of regulation EPA selects, if any, preliminary estimates by many utilities and industry groups suggest that compliance costs are greater than originally anticipated by EPA and could be significant; however, any compliance costs will depend on the final form of the rules adopted, if any, and are indeterminate at this time.

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

    As an owner, co-owner and/or operator of generating facilities, we are also subject, from time to time, to claims relating to operations and/or emissions, including actions by citizens to enforce environmental regulations and claims for personal injury due to such operations and/or emissions. We cannot predict the outcome of current or future actions, our responsibility for a share of any damages awarded or any impact on facility operations. We, however, do not believe that the current actions will have a material adverse effect on our financial position or results of operations.

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

    The Nuclear Regulatory Commission has issued an early site permit and a limited work authorization for two additional units at Plant Vogtle. An application has been filed with the Nuclear Regulatory Commission for combined construction permits and operating licenses that would allow the construction and operation of two additional units at Plant Vogtle. See "OUR POWER SUPPLY RESOURCES – Future Power Resources."

    For a discussion regarding the events at the Fukushima nuclear plant in Japan and the potential effects on our existing nuclear plants and the development and construction of Plant Vogtle Units No. 3 and No. 4, see "Future Power Resources – Plant Vogtle Units No. 3 and No. 4" and "RISK FACTORS."

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

    Contracts with the Department of Energy have been executed to provide for the permanent disposal of spent nuclear fuel produced at Plants Hatch and Vogtle. The Department of Energy failed to begin disposing of spent fuel in 1998 as required by the contracts, and Georgia Power, as agent for the co-owners of the plants, is pursuing legal remedies against the Department of Energy for breach of contract. See Note 1 of Notes to Consolidated Financial Statements for information regarding the status of this litigation.

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

ITEM 1A.  RISK FACTORS

    The following describes the most significant risks, in management's view, that may affect our business and financial condition. This discussion is not exhaustive, and there may be other risks that we face which are not described below. The risks described below, as well as additional risks and uncertainties presently unknown to us or currently not deemed significant, could negatively affect our business operations, financial condition and future results of operations.

We are undertaking a large capital expansion program that will significantly increase our long-term debt.

    We are undertaking a large capital expansion program to meet the future energy needs of our members, and we will incur a significant amount of long-term debt in connection with this capital expansion program. As of December 31, 2010, we had approximately $4.8 billion of long-term debt outstanding. For 2011 through 2017, we project that we will invest approximately $4 billion to construct and acquire additional generation facilities and to upgrade our existing generation facilities. As a result, we project that we will have approximately $9 billion in long-term debt outstanding by the end of 2017. See "BUSINESS – OUR POWER SUPPLY RESOURCES – Future Power Resources" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Financial Condition – Capital Requirements – Capital Expenditures."

    This significant increase in long-term debt is expected to increase the cost of electric service we provide to our members. In addition, we will continue to be highly leveraged and certain of our financial metrics may weaken, which could impact our credit ratings. To address this situation, since 2009 our board of directors has approved budgets to achieve a greater margins for interest ratio than the minimum 1.10 margins for interest ratio required under the first mortgage indenture. For 2011, our board of directors approved a margins for interest ratio of 1.14. However, even with increased margins, due to the amount of incremental debt associated with new generation construction and acquisitions, our equity ratio will continue to decrease during the period of generation expansion. Any reduction in our credit ratings could increase our borrowing costs and decrease our access to the credit and capital markets.

We are exposed to cost uncertainty in connection with our construction projects at existing and new generating facilities.

    In connection with our construction projects related to new generating resources and upgrades to existing generating resources, we have committed to significant capital expenditures and investments. The completion of these construction projects without delays or cost overruns is subject to substantial risks, including:

•
permits, approvals and other regulatory matters;

•
impacts of new and existing laws and regulations, including environmental laws and regulations;

•
continued public and policymaker support;

•
unforeseen engineering problems;

•
performance by engineering, construction or procurement contractors;

•
potential contract disputes;

•
shortages and/or inconsistent quality of equipment, materials and labor;

•
work stoppages;

•
adverse weather conditions;

•
environmental and geological conditions;

•
unanticipated increases in the costs of materials and labor;

•
changes in project design or scope;

•
increases in our cost of debt financing; and

•
delays or increased costs to interconnect our facilities to transmission grids.

    In addition, the construction of large generating plants involves significant financial risk. Moreover, no nuclear plants have been constructed in the United States using advanced designs. Therefore, estimating the cost of construction of any new nuclear plant is inherently uncertain; however, our engineering, procurement and construction contract for the additional units at Plant Vogtle limits our exposure to increases in construction costs. Further, we rely on Georgia Power and Southern Nuclear to act as our agents for the development and construction of the additional units at Plant Vogtle and do not exercise direct control over the development and construction process.

    All of these risks could have the effect of increasing the cost of electric service we provide to our members and, as a result, could affect their ability to perform their contractual obligations to us.

Due in part to national initiatives or international negotiations, we may become subject to regulatory, legislative and/or judicial responses to climate change, compliance with which could be difficult and costly.

    Efforts to limit emissions of greenhouse gases, in particular, carbon dioxide, from power plants continue. Although climate change legislation has not been adopted at the federal level, EPA continues to move forward with the regulation of greenhouse gas emissions under the Clean Air Act. In 2009, EPA determined that certain greenhouse gas emissions, including carbon dioxide, from new motor vehicles endanger public health or welfare, and required the annual reporting of greenhouse gas emissions by many industries, including the electric utility industry. Effective January 2011, EPA has taken the position that carbon dioxide and other greenhouse gases are regulated pollutants under the Prevention of Significant Deterioration preconstruction permit program and the Title V operating permit program under the Clean Air Act, which apply to power plants and other commercial and industrial facilities. As a result, the construction of new facilities or major modifications to existing facilities could trigger the need for certain permits and the installation of the best available control technology for greenhouse gases. In addition, EPA plans to propose a revised New Source Performance Standard for steam generating units operated by electric utilities, and other industrial and commercial facilities in 2011 which will be finalized by mid-2012. Many of our electric generating facilities are potentially subject to these new or pending regulations.

    Unlike last year, when legislation was under consideration would have imposed new regulation or more stringent emissions limitations for greenhouse gases, including carbon dioxide, on power plants, several proposals in the 112th Congress would ostensibly limit the authority of EPA to continue regulation of greenhouse gases. However, even if limiting legislation is passed, Congress may also decide to regulate emissions of greenhouse gases, either directly or through some type of energy legislation, that could include a renewable energy standard.

    Litigation over climate change issues, including greenhouse gas emissions has become more frequent in the United States. Such suits involve claims of various types, including property damage, personal injury, common law nuisance, including injunctive relief, challenges to issued permits and citizen enforcement of the Clean Air Act.

    International climate change negotiations under the United Nations Framework Convention on Climate Change continue, although outcomes that result in enforceable emissions limitations for our facilities do not appear likely in the coming year. International limits that secure United States approval appear dependant on limitations measures first being established by the United States.

    In 2010, our generation resources emitted approximately 12.8 million short tons of carbon dioxide. In 2010, 46% of our generation, excluding pumped storage, came from our interest in the coal-fired Plants Scherer and Wansley, which would be the most impacted by any greenhouse gas-related legislation or regulation, while another 10% came from our gas-fired facilities (which would also be somewhat impacted but not to the same extent as the coal-fired facilities). The remaining generation (44%) came from our interest in the nuclear Plants Vogtle and Hatch; these would not likely be impacted by any climate change regulation.

    The cost impact of legislation, regulation, new judicial interpretations of existing laws or regulations, or international obligations depends upon the specific requirements created and cannot be determined at this time. For example, the impact of currently proposed regulations relating to greenhouse gas emissions would depend on a variety of factors, including the specific greenhouse gas emission limits and the development of suitable technologies for reduction and/or sequestration of such emissions.

Our access to, and cost of, capital could be adversely affected by various factors, including market conditions, limitations on the availability of federally-guaranteed loans and our credit ratings. Significant constraints on our access to, or increases in our cost of, capital may limit our ability to execute our business plan by impacting our ability to fund capital investments and could adversely affect our financial condition and results of operations.

    We rely on access to external funding sources as a significant source of liquidity for capital expenditure requirements not satisfied by cash flow generated from operations. Unlike most investor-owned-utilities, electric cooperatives cannot issue equity securities and therefore rely almost entirely on debt financing. We and other electric generating cooperatives historically have relied on federal loan programs guaranteed by the Rural Utilities Service, a branch of the U.S. Department of Agriculture, in order to meet a significant portion of our long-term financing needs, typically at a cost that was lower than traditional capital markets financing. However, the availability and magnitude of Rural Utilities Service funding levels are subject to the annual federal budget appropriations process, and therefore are subject to uncertainty because of periodic budgetary and political pressures faced by Congress. Although Congress has historically rejected proposals to curtail the Rural Utilities Service loan program, there can be no assurance that it will continue to do so. In addition, a new wave of generation construction nationwide among electric cooperatives is resulting in increased competition for available Rural Utilities Service funding. Because of these factors, we cannot predict the amount or cost of Rural Utilities Service-guaranteed loans that may be available to us in the future. See "BUSINESS – OUR POWER SUPPLY RESOURCES – Relationship with Rural Utilities Service" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Financial Condition – Liquidity and Sources of Capital – Sources of Capital."

    In connection with our share of the cost of constructing two additional nuclear units at Plant Vogtle, in May 2010 we signed a conditional term sheet that sets forth the general terms of a loan from the Federal Financing Bank and a related loan guarantee from the Department of Energy that would fund approximately 70% of eligible project costs, not to exceed $3.057 billion. We are now working with the Department of Energy to finalize the loan guarantee. However, final approval and issuance of a loan guarantee by the Department of Energy is subject to receipt of the combined construction permits and operating licenses for Vogtle Units No. 3 and No. 4 from the Nuclear Regulatory Commission (a decision is currently anticipated in the fourth quarter of 2011), negotiation of definitive agreements, completion of due diligence by the Department of Energy and satisfaction of other conditions. There can be no assurance that the Department of Energy will issue the loan guarantee to us.

    If the amount of Rural Utilities Service-guaranteed loan funds available to us in the future are further decreased or eliminated or we are unable to ultimately secure Department of Energy-guaranteed loan funds, we would have to seek alternative sources of debt financing, which will likely be at a higher cost.

    Therefore our reliance on access to both short-term and long-term capital market funding has become an increasingly important factor, particularly in light of the significant amount of generation expansion we have planned over the next seven years to meet the future energy needs of our members. Significant constraints on our access to, or increases in our cost of, capital may limit our ability to execute our business plan by impacting our ability to fund capital investments. We have successfully accessed the capital markets in the past, and believe that we will be able to maintain sufficient access to the capital markets based on our current credit ratings. However, our credit ratings reflect the views of the rating agencies, which could change at any point in the future. If one or more rating agencies downgrade us, our borrowing costs could increase and our potential pool of investors, funding sources and liquidity could decrease. In addition, if our credit ratings are lowered below investment grade, significant collateral calls may be triggered under certain agreements and contracts which would decrease our existing liquidity.

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

•
market conditions generally, such as the recent uncertainty in the credit and capital markets;

•
economic downturns or recessions;

•
instability in the financial markets;

•
a tightening of lending and lending standards by banks and other credit providers;

•
the overall health of the energy industry;

•
negative events in the energy industry, such as a bankruptcy of an unrelated energy company or the occurrence of a significant natural disaster;

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

    For example, in 2010, EPA proposed two alternative approaches for regulating coal combustion byproducts from electric utilities as either "special" wastes under hazardous waste rules or as solid wastes. Although EPA proposes to exempt the beneficial use of coal combustion byproducts, a designation as hazardous waste may limit or eliminate beneficial reuse options. Further, adoption of either approach may require closure of or significant changes to existing storage units, extended plant outages, construction of lined landfills, groundwater monitoring facilities and additional material management and financial assurance requirements. Depending upon which method of regulation EPA selects, if any, preliminary estimates by many utilities and industry groups suggest that compliance costs are greater than originally anticipated by EPA and could be significant; however, any compliance costs will depend on the final form of the rules adopted, if any, and are indeterminate at this time.

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

    Additionally, litigation relating to environmental issues, including claims of property damage or personal injury caused by alleged exposure to hazardous materials, has increased in recent years. Likewise, actions by private citizen groups to enforce environmental laws and regulations are increasingly prevalent. While management does not currently anticipate that such litigation would have a material adverse effect on our financial condition, the ultimate outcome of any of these actions cannot be predicted.

    In addition, existing environmental laws and regulations may be revised or new laws and regulations seeking to protect the environment may be adopted or become applicable to our facilities. Revised or additional laws and regulations, and in particular climate change regulations, could result in significant additional expense and operating restrictions on our facilities or increased compliance costs which may result in significant increases in the cost of electric service. The financial impact of any laws would depend upon the specific requirements enacted and cannot be determined at this time.

We own nuclear facilities which give rise to environmental, regulatory, financial and other risks, and we are participating in the development of new nuclear facilities.

    We own a 30% undivided interest in Plant Hatch and Plant Vogtle, each of which is a two-unit nuclear generating facility, and which collectively account for approximately 22% of our generating capacity. Our ownership interest in these facilities exposes us to various risks, including:

•
potential liabilities relating to harmful effects on the environment and human health resulting from the operation of these facilities and the on-site storage, handling and disposal of spent nuclear fuel;

•
significant capital expenditures relating to maintenance, operation, security and repair of these facilities, including repairs required by the Nuclear Regulatory Commission;

•
potential liabilities arising out of nuclear incidents caused by natural disasters, terrorist attacks or otherwise, including the payment of retrospective insurance premiums, whether at our own plants or the plants of other nuclear owners; and

•
risks related to the expected cost, and funding of the expected cost, of decommissioning these facilities at the end of their operational life.

    Currently, there is no national repository for spent nuclear fuel, and progress towards such a repository has been disappointing. Spent nuclear fuel from Plants Hatch and Vogtle is currently stored in on-site storage facilities. We currently forecast that the on-site storage capabilities at Plants Hatch and Vogtle can be expanded to accommodate spent fuel through the life of the plants.

    We maintain an internal fund and an external trust fund for the estimated cost of decommissioning our nuclear facilities; however, it is possible that decommissioning costs and liabilities could exceed the amount of these funds.

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

•
the risk of equipment and information technology failure or operator error;

•
operating limitations that may be imposed by environmental or other regulatory requirements;

•
compliance with mandatory reliability standards, including mandatory cyber security standards;

•
cyber intrusion;

•
labor disputes or shortages;

•
interruptions in fuel, water or material supplies;

•
terrorist attacks; or

•
catastrophic events such as fires, earthquakes, floods, droughts, hurricanes, explosions, pandemic health events such as influenzas or similar occurrences.

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

    A significant percentage of our energy is generated by our co-owned facilities that are operated by Georgia Power. We rely on Georgia Power for the continued operation of these facilities to avoid potential interruptions in service from these facilities. If Georgia Power is unable to operate these facilities, the cost of electric service we provide to our members, or the cost of replacement electric service, may increase. See "BUSINESS – OGLETHORPE POWER CORPORATION – Relationship with Georgia Power Company" and "PROPERTIES – Co-Owners of Plants" for discussions of our relationship with Georgia Power and our co-owned facilities.

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

    We obtain our fuel supplies, including coal, natural gas and uranium, from a number of different suppliers. Any disruptions in our fuel supplies, including disruptions due to weather, labor relations, environmental regulations, or other factors affecting our fuel suppliers, could result in us having insufficient levels of fuel supplies. For example, rail transportation bottlenecks could cause transportation companies to be unable to perform their contractual obligations to deliver coal on a timely basis which could result in lower than normal coal inventories at our coal-fired generating plants. Natural gas supplies can also be subject to disruption due to natural disasters and similar events. Any failure to maintain an adequate inventory of fuel supplies could require us to operate other generating plants at a higher cost or require our members to purchase higher-cost energy from other sources and affect their ability to perform their contractual obligations to us.

The operational life of some of our generating facilities exposes us to potential costs to continue to meet efficiency, reliability and environmental compliance standards.

    Many of our generating facilities were constructed over 20 to 30 years ago and, even if maintained in accordance with good engineering practices, may require significant capital expenditures in order to maintain efficient and reliable operation. Potential operational issues associated with the age of the plants may lead to unscheduled outages, a generating facility being out of service for a period of time, or other service-related interruptions. Further, the adoption of new environmental regulations could lead to significant capital expenditures for our older generating facilities to comply with the new environmental requirements.

    These expenditures and service interruptions could have the effect of increasing the cost of electric service we provide to our members and, as a result, could affect their ability to perform their contractual obligations to us.

The financial difficulties faced by other companies could adversely affect us.

    We have exposure to many different industries and counterparties and routinely execute transactions with counterparties in the energy industry, such as coal and natural gas companies and the financial services industry, including commercial banks, investment banks and other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty. For example, we enter into hedge agreements to manage a portion of our exposure to fluctuations in the market price of natural gas with several counterparties. If our counterparties fail or refuse to honor their obligations, our hedges of the related risk may be ineffective. Any failure could significantly increase the cost of electric service we provide to our members.

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

    We depend primarily on revenue from our members under the wholesale power contracts to meet our financial obligations. Our members are our owners, and we do not control their operations or financial performance. Further, our members must forecast their load growth and power supply needs. If our members acquire more power supply resources than needed, whether from us or other suppliers, or fail to acquire sufficient supplies, our members' rates could increase excessively and affect financial performance. Also, as a result of recent economic conditions, sales by our members may not be sufficient to cover costs without rate increases, and our members may not collect all amounts billed to their consumers. Although each member has financial covenants to set rates to maintain certain margin levels, and our members' rates are not regulated by the Georgia Public Service Commission, pressure from their consumer members not to raise rates excessively could affect financial performance. Thus, we are exposed to the risk that one or more members could default in the performance of their obligations to us under the wholesale power contracts. Our ability to satisfy our financial obligations could be adversely affected if one or more of our members, particularly one of the larger members, defaulted on their payment obligations to us. Although the wholesale power contracts obligate non-defaulting members to pay the amount of any payment default pursuant to a pro rata step-up formula, there can be no guarantee that the non-defaulting members would be able to fulfill this obligation.

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

Regardless of our financial condition, investors' ability to trade our debt securities may be limited by the absence of an active trading market and there is no assurance that any trading market will develop or continue to remain active.

    Our debt securities are not listed on any national securities exchange or quoted on any automated quotation system. Although certain series of our debt securities at times have an active trading market, certain of our debt securities have no active trading market, including some of our outstanding auction rate securities that have been subject to continued failed auctions since 2008. Various dealers have made a market in certain of our debt securities, we have remarketing agreements in place for certain of our variable rate bonds, and if a particular series of new debt securities is offered through underwriters, those underwriters may attempt to make a market in the debt securities. Dealers or underwriters have no obligation to make a market in any of our debt securities and may terminate any market-making activities at any time, for any reason, without notice. As a result, we cannot provide any assurance as to the liquidity of any trading market for our debt securities, the ability of holders to sell their debt securities or the price at which holders will be able to sell their debt securities.

    Even in an active trading market, future prices of our debt securities will depend on several factors, including prevailing interest rates, the then-current ratings assigned to the debt securities, the amount of our debt securities outstanding, the market for similar securities and our operating results.

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

(2)
Nominal plant capacity identified in the power purchase and sale agreement with Doyle I, LLC. (See " – The Plant Agreements – Doyle".)

Plant Performance

    The following table sets forth certain operating performance information of each of our generating facilities:

	Summer Planning Reserve Capacity(1) (Megawatts)
		Equivalent Availability(2)			Capacity Factor(3)
Unit		2010	2009	2008	2010	2009	2008

Plant Hatch
Unit No. 1	262.8	84%	93%	83%	85%	93%	84%
Unit No. 2	264.3	95	67	96	96	67	96
Plant Vogtle
Unit No. 1	344.5	100	89	89	102	91	91
Unit No. 2	344.7	91	99	86	93	100	88
Plant Wansley
Unit No. 1	261.6	87	87	98	53	51	85
Unit No. 2	261.6	97	95	88	67	45	72
Combustion Turbine(4)	0	37	61	60	0	0	0
Plant Scherer
Unit No. 1	501.2	99	79	97	89	70	90
Unit No. 2	504.8	98	81	97	90	72	92
Rocky Mountain(5)
Unit No. 1	272.3	62	74	97	16	18	26
Unit No. 2	272.3	75	96	93	13	19	21
Unit No. 3	272.3	89	75	76	17	15	11
Doyle(5)(6)	348.0	98	100	95	1	1	1
Talbot(5)	663.6	93	94	94	4	1	1
Chattahoochee	469.0	65	91	88	38	53	34
Hawk Road(5)(7)	487.0	87	94	n/a	5	0	n/a
Hartwell(5)(7)	298.0	93	99	n/a	7	3	n/a

TOTAL	5,828.0

(1)
Summer Planning Reserve Capacity is the amount used for 2011 capacity reserve planning.

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

(5)
Rocky Mountain, Doyle. Talbot, Hawk Road and Hartwell, primarily operate as peaking plants, which results in low capacity factors.

(6)
Equivalent Availability for each of Doyle's five units is measured only during the period May 15 – September 15, reflecting the contractual availability commitment of Doyle I, LLC. We may dispatch the units during other periods if the units are available.

(7)
The 2009 operating performance factors for Hawk Road and Hartwell, which we acquired during 2009, are based on the entire twelve months of 2009.

    The nuclear refueling cycle for Plants Hatch and Vogtle exceeds twelve months. Therefore, in some calendar years the units at these plants are not taken out of service for refueling, resulting in higher levels of equivalent availability and capacity factor.

Fuel Supply

    Coal.    Coal for Plant Wansley is currently purchased under term contracts and in spot market transactions, primarily from coal mines in the eastern United States. As of February 28, 2011, we had a 37-day coal supply at Plant Wansley based on continuous operation.

    Coal for Scherer Units No. 1 and No. 2 is purchased under term contracts and in spot market transactions. As of February 28, 2011, our coal stockpile at Plant Scherer contained a 39-day supply based on continuous operation. Plant Scherer burns sub-bituminous coal purchased from coal mines in the Powder River Basin in Wyoming.

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

    In 1985, in four transactions, we sold our entire 60% undivided ownership interest in Scherer Unit No. 2 to four separate owner trusts established by institutional investors. We retained all of our rights and obligations as a participant under the Ownership and Operating Agreements relating to Scherer Unit No. 2 for the term of the leases. The leases include fair market value purchase options at specified dates. See Note 4 of Notes to Consolidated Financial Statements. (In the following discussion, references to participants "owning" a specified percentage of interests include our rights as a deemed owner with respect to our leased interests in Scherer Unit No. 2.)

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

  Doyle

    We have an agreement with Doyle I LLC, a limited liability company owned by one of our members, Walton EMC, to purchase the output of a gas-fired combustion turbine generating facility through May 15, 2015.

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

    We have an option to purchase the facility at the end of the term of the agreement at a fixed price. We account for this agreement as a capital lease of the facility for financial reporting purposes (see Note 4 of Notes to Consolidated Financial Statements).

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

ITEM 4.  RESERVED

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

    Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA

    The following table presents our selected historical financial data. The financial data presented as of the end of and for each year in the five-year period ended December 31, 2010, has been derived from our audited financial statements. This data should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

	(dollars in thousands)
	2010	2009	2008	2007	2006

STATEMENTS OF REVENUES AND EXPENSES DATA
Operating revenues:
Sales to Members	$1,292,514	$1,144,012	$1,237,649	$1,149,657	$1,127,423
Sales to non-Members	1,478	1,249	1,111	1,585	1,456

Total operating revenues	1,293,992	1,145,261	1,238,760	1,151,242	1,128,879

Operating expenses:
Fuel	481,379	360,412	466,205	415,125	374,144
Production	332,365	285,812	278,981	246,675	254,658
Purchased power	78,810	123,105	160,133	155,005	179,129
Depreciation and amortization	145,187	133,707	119,540	131,434	156,829
Accretion	17,131	18,261	17,149	16,169	17,351
Other	(129)	(158)	(327)	(394)	(39,529)

Total operating expenses	1,054,743	921,139	1,041,681	964,014	942,582

Operating margin	239,249	224,122	197,079	187,228	186,297
Other income, net	43,651	42,728	43,381	54,854	51,414
Net interest charges	(249,167)	(240,460)	(221,201)	(223,021)	(219,510)

Net margin	$33,733	$26,390	$19,259	$19,061	$18,201

BALANCE SHEET DATA
Electric plant, net:
In service	$3,570,522	$3,557,723	$3,152,911	$3,161,954	$3,274,080
Nuclear fuel, at amortized cost	249,563	215,949	179,020	130,138	119,076
Construction work in progress	1,195,475	626,824	307,464	189,102	68,145

Total electric plant	$5,015,560	$4,400,496	$3,639,395	$3,481,194	$3,461,301

Total assets	$6,997,062	$6,370,234	$5,044,452	$4,937,320	$4,901,745

Capitalization:
Long-term debt	$4,796,154	$4,267,966	$3,361,463	$3,409,038	$3,402,094
Obligations under capital leases	212,561	239,461	264,107	286,729	313,821
Obligations under Rocky Mountain transactions	123,573	115,641	108,219	101,272	94,772
Patronage capital and membership fees	595,952	562,219	535,829	516,570	497,509
Accumulated other comprehensive loss	(469)	(1,253)	(1,348)	(32,691)	(28,988)

Subtotal	5,727,771	5,184,034	4,268,270	4,280,918	4,279,208
Less: long-term debt and capital leases due within one year	(170,947)	(119,241)	(110,647)	(143,400)	(234,621)
Less: unamortized bond discounts on long-term debt	(1,353)	(260)	—	—	—

Total capitalization	$5,555,471	$5,064,533	$4,157,623	$4,137,518	$4,044,587

Property additions	$669,206	$627,148	$353,831	$194,739	$134,518

OTHER DATA
Energy supply (megawatt-hours):
Generated	22,599,257	19,699,706	21,906,888	21,577,805	21,272,913
Purchased	417,094	779,108	1,755,225	1,593,864	2,108,654

Available for sale	23,016,351	20,478,814	23,662,113	23,171,669	23,381,567

Member revenues per kWh sold	5.71¢	5.67¢	5.31¢	5.04¢	4.90¢

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

  Expansion of Generation Capacity

    Over the last several years, we have focused our efforts on developing and acquiring various generation resources that offer our members greater ownership and control over their generation needs, through us, in order to mitigate their reliance on third-party contracts. To advance these efforts, we have taken the following actions:

•
We and the other co-owners of Plant Vogtle are developing two additional nuclear units at the Plant Vogtle site with an aggregate generating capacity of 2,200 megawatts. Each co-owner is maintaining the same percentage ownership in the new units as they have in the existing units which, for us, is a 30% undivided interest that will entitle us to approximately 660 megawatts of baseload generating capacity. The estimated total cost for our interest in the two new units, including allowance for funds used during construction, is approximately $4.2 billion, with planned commercial operation dates of 2016 and 2017. As of December 31, 2010, construction work in progress for this project was approximately $867 million.

•
In May 2009, we acquired the Hawk Road Energy Facility, a 500-megawatt peaking facility with three combustion turbines in Heard County, Georgia. The purchase price for the facility was $105 million. In addition, we assumed responsibility for an existing power purchase and sale agreement with seven of our members.

•
In October 2009, we acquired the Hartwell Energy Facility, a 300-megawatt oil and gas-fired peaking facility in Hart County, Georgia that consists of two combustion turbines. The purchase price for the facility was $148.5 million.

•
In April 2011, we expect to acquire KGen Murray I and II LLC, which owns a combined cycle facility with an aggregate generation capacity of 1,220 megawatts. This facility consists of two natural gas-fired combined cycle units and the purchase price, exclusive of working capital and other closing adjustments, is approximately $531 million.

•
If we acquire the Murray facilities as expected, we will cancel the 605-megawatt combined cycle facility currently under development, which was projected to cost approximately $750 million.

•
We have also deferred the 100-megawatt Warren County biomass plant; however, we continue to monitor regulatory and legislative developments related to biomass electricity generation.

•
We and our members are currently evaluating additional gas-fired combustion turbine plants. Decisions regarding the acquisition or construction of these plants are expected to be made over the next two years.

    In connection with expanding our generation capacity, our total assets have increased to approximately $7.0 billion at December 31, 2010 from $5.0 billion at December 31, 2008, and our long-term debt has increased to nearly $4.8 billion from $3.4 billion during the same period. As we continue to expand our generation capacity, our assets and long-term debt will each continue to increase.

    In addition to expanding our generation resources, we forecast that expenditures required for existing generating facilities will be approximately $934 million through 2013, which includes normal additions and replacements to existing plants as well as required projects to maintain and achieve compliance with current and anticipated environmental requirements. Importantly, this forecast does not include capital expenditures or increased operational expenses for Plants Wansley and Scherer due to climate change or coal combustion by-products regulation likely to be adopted in the future.

  2010 Financial Results

    Despite continued economic pressures, we are well positioned, both financially and operationally, to fulfill our obligations to our members, bondholders and creditors. In this regard, our revenues in 2010 were more than sufficient to recover all of our costs and to satisfy all of our debt service obligations and financial covenants, including the annual margin required to meet the margins for interest ratio rate covenant under the first mortgage indenture. Specifically, we recorded a net margin of $33.7 million in 2010, which met the 1.14 margins for interest ratio approved by our board of directors and exceeded the required margins for interest ratio of 1.10. We believe that it is important to increase our margin coverage in light of current financial market conditions and the period of increased capital requirements, as noted above. Consequently, beginning in 2009, we began targeting higher margins than necessary to meet the minimum margins for interest ratio of 1.10 required under the first mortgage indenture. For 2009 and 2010, we collected revenues sufficient to achieve margins for interest ratios of 1.12 and 1.14, respectively, effectively increasing our annual margins by 20% and 40%, respectively, over the minimum required level. In this regard, we recorded net margins of $33.7 million in 2010 and $26.4 million in 2009 as compared to net margins of $19.3 million for 2008. For 2011, we are again targeting a margins for interest ratio of 1.14. As our generation expansion program evolves, our board of directors will continue to evaluate the level of margin coverage and may choose to further increase or decrease the margins for interest ratio in the future.

  Liquidity Position

    Our liquidity position is one of our most positive attributes contributing to our solid financial standing. Despite recent disruptions in the global financial markets, we maintained strong liquidity and, throughout the past two years as financial market conditions became more favorable, we strengthened our liquidity position. At December 31, 2010, we had $1.4 billion of unrestricted available liquidity. Our liquidity is comprised of a diversified, cost-effective mix of cash (including short-term investments), committed lines of credit and commercial paper.

    Even though our current liquidity program has provided sufficient coverage during this acquisition and construction period, we continue to seek ways to further increase and build upon this credit strength as we approach the peak construction years. In this regard, we executed an unsecured indenture in December 2010 in order to increase financing options and expect to close on a $260 million term loan by April 2011 to provide interim financing for the acquisition of the KGen Murray facilities. Also, in the second quarter of 2011, we are planning a restructuring and related upsizing of several existing short-term credit facilities to provide sufficient coverage for our generation expansion program through 2017.

    In addition to maintaining more than adequate coverage for short-term credit needs, we have also taken advantage of historically low interest rates to secure favorable long-term financing for some of our construction and acquisition activity. RUS has approved loans to provide long-term funding for the Hawk Road and Hartwell facilities, and we have issued $850 million of taxable first mortgage bonds to finance a portion of our costs associated with the additional units at Plant Vogtle. We have also executed a conditional commitment letter with the Department of Energy to secure a long-term loan guarantee for up to 70%, or $3.057 billion, of eligible project costs for the additional units at Plant Vogtle.

  Outlook for 2011

    We remain focused on providing reliable, cost-effective energy to our members and the 4.1 million people they serve. There are, nevertheless, certain risks and challenges that we must address, including:

•
Continued ability to access financial markets to support our significant future capital requirements;

•
General economic conditions in the U.S. and the related impacts on our members and their consumers;

•
Managing the effects of increased environmental regulation of fossil fuel-fired power plants, most likely leading, for example, to more stringent controls for emissions of carbon dioxide or other emissions, or disposal of coal combustion by-products, particularly at Plants Wansley and Scherer; and

•
Fuel cost volatility, including related transportation costs.

    We believe that we continue to be well positioned to provide reliable, cost-effective energy to our members and their consumers. As we manage our risks, we intend to keep doing what we have done so successfully for the last 37 years, including, among other things:

•
Maintaining a balanced diversity of generating resources – primarily nuclear, coal, natural gas and hydro;

•
Working with our members to evaluate new resources, including, where feasible, renewable resources, to be acquired or developed and owned by us to help meet our members' power supply requirements; and

•
Maintaining strong liquidity to fulfill current obligations and to finance future capital expenditures.

Summary of Cooperative Operations

  Margins and Patronage Capital

    We operate on a not-for-profit basis and, accordingly, seek only to generate revenues sufficient to recover our cost of service and to generate margins sufficient to establish reasonable reserves and meet certain financial coverage requirements. Revenues in excess of current period costs in any year are designated as net margin in our statements of revenues and expenses. Retained net margins are designated on our balance sheets as patronage capital, which is allocated to each of our members on the basis of its fixed percentage capacity costs responsibilities in our generation and purchased power resources. Since our formation in 1974, we have generated a positive net margin in each year and had $596 million in patronage capital and membership fees as of December 31, 2010. Our equity ratio, calculated as patronage capital and membership fees divided by total capitalization and long-term debt due within one year, was 10.4% at December 31, 2010 and 10.8% at December 31, 2009.

    Patronage capital constitutes our principal equity. Any distributions of patronage capital is subject to the discretion of our board of directors. However, under the first mortgage indenture, we are prohibited from making any distribution of patronage capital to our members if, at the time of or after giving effect to the distribution, (i) an event of default exists under the first mortgage indenture, (ii) our equity as of the end of the immediately preceding fiscal quarter is less than 20% of our total long-term debt and equities, or (iii) the aggregate amount expended for distributions on or after the date on which our equity first reaches 20% of our total long-term debt and equities exceeds 35% of our aggregate net margins earned after such date. This last restriction, however, will not apply if, after giving effect to such distribution, our equity as of the end of the immediately preceding fiscal quarter is not less than 30% of our total long-term debt and equities.

  Rates and Regulation

    Pursuant to the wholesale power contracts between us and each of our members, we are required to design capacity and energy rates that generate revenues sufficient to recover all costs, including the payments of principal and interest on our indebtedness, to establish and maintain reasonable margins and to meet the financial coverage requirements under the first mortgage indenture.

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

    Under the first mortgage indenture, we are required, subject to any necessary regulatory approval, to establish and collect rates that are reasonably expected, together with our other revenues, to yield a margins for interest ratio for each fiscal year equal to at least 1.10. The margins for interest ratio is determined by dividing margins for interest by interest charges. Margins for interest equals the sum of (i) our net margins (after certain defined adjustments), (ii) interest charges and (iii) any amount included in net margins for accruals for federal or state income taxes. The definition of margins for interest takes into account any item of net margin, loss, gain or expenditure of any of our affiliates or subsidiaries only if we have received such net margins or gains as a dividend or other distribution from such affiliate or subsidiary or if we have made a payment with respect to such losses or expenditures. The interest charges in the margins for interest ratio is comprised of interest on debt secured under our first mortgage indenture.

    We review our financial results frequently throughout the year, and with board approval, make budget adjustments when and as necessary to ensure that we generate revenues sufficient to recover all costs and to meet our budgeted margins for interest ratio. In the event we were to fall short of the minimum 1.10 margins for interest ratio required under the first mortgage indenture at year end, the rate schedule includes a prior period adjustment mechanism designed to recover the shortfall without any additional action by our board of directors. Amounts, if any, by which we fall short of the minimum 1.10 margins for interest ratio would be accrued as of December 31 of the applicable year and collected from our members during the period April through December of the following year.

    In 2008 we achieved a margins for interest ratio of 1.10. However, to enhance margin coverage during the period of generation facility construction and acquisition, our board of directors approved budgets for 2010 and 2009 to achieve a 1.14 and 1.12 margins for interest ratio (above the minimum 1.10 required by the first mortgage indenture). As a result, we achieved a margins for interest ratio of 1.14 in 2010 and 1.12 in 2009. Our board of directors approved a budget for 2011 to achieve a 1.14 margins for interest ratio. As our construction and acquisition program evolves, our board of directors will continue to evaluate the level of margin coverage and may choose to change the targeted margins for interest ratio in the future, although not below the 1.10 margins for interest ratio required under our first mortgage indenture.

    Under the first mortgage indenture and related loan contract with the Rural Utilities Service, adjustments to our rates to reflect changes in our budgets are generally not subject to Rural Utilities Service approval. Changes to the rate schedule under the wholesale power contracts are generally subject to Rural Utilities Service approval. Our rates are not subject to the approval of any other federal or state agency or authority, including the Georgia Public Service Commission.

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

    We are subject to the provisions of the Financial Accounting Standards Board (FASB) authoritative guidance issued regarding Regulated Operations. The guidance permits us to record regulatory assets and regulatory liabilities to reflect future cost recoveries or refunds, respectively, that we have a right to pass through to our members. At December 31, 2010, our regulatory assets and liabilities totaled $311 million and $114 million, respectively. While we do not currently foresee any events such as competition or other factors that would make it not probable that we will recover these costs from our members as future revenues through rates under our wholesale power contracts, if such an event were to occur, we could no longer apply the provisions of accounting for Regulated Operations, which would require us to eliminate all regulatory assets and liabilities that had been recognized as a charge to our statement of revenues and expenses and begin recognizing assets and liabilities in a manner similar to other businesses in general. In addition, we would be required to determine any impairment to other assets, including plants, and write-down those assets, if impaired, to their fair value.

  New Accounting Pronouncements

    In January 2010, the FASB issued Fair Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements. The new guidance provides for improved disclosure requirements about fair value measurements and requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. The guidance also clarifies that fair value measurement disclosures are required for each asset class. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), the standard also requires a reporting entity to present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one number). We adopted this new guidance beginning with the quarter ended March 31, 2010 except that the requirement to present Level 3 activity separately is not effective for us until the quarter ending March 31, 2011. The adoption of the standard did not have a material effect on our disclosures.

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

    In February 2010, the FASB amended its authoritative guidance related to subsequent events to alleviate potential conflicts with current SEC guidance. Effective immediately, these amendments remove the requirement that a SEC filer disclose the date through which it has evaluated subsequent events. The adoption of this guidance did not have a material impact on our disclosure.

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

    Our kilowatt-hour sales to our members, one of the primary drivers of our operating revenues, fluctuate from period to period based on several factors, including weather and other seasonal factors, load requirements in the service territories of our members, operating costs, availability of electric generation resources, our decisions of whether to dispatch our owned or purchased resources or member-owned resources over which we have dispatch rights and by members' decisions of whether to purchase a portion of their hourly energy requirements from our resources or from other suppliers.

    Total revenues from sales to members increased by 13.0% for the year ended December 31, 2010 compared to the year ended December 31, 2009 and decreased 7.6% for the year ended December 31, 2009 compared to the year ended December 31, 2008. The components of member revenues were as follows:

	(dollars in thousands)
	2010	2009	2008

Capacity revenues	$677,049	$641,713	$591,546
Energy revenues	615,465	502,299	646,103

Total	$1,292,514	$1,144,012	$1,237,649

    Capacity revenues relate primarily to the assignment to each of the members of the fixed costs, including fixed production expenses, depreciation and amortization expenses and interest charges associated with our business. Each member is required to pay us for capacity furnished under its wholesale power contract in accordance with rates we establish.

    Capacity revenues from members increased 5.5% for the year ended December 31, 2010 compared to the year ended December 31, 2009 and increased 8.5% for the year ended December 31, 2009 compared to the year ended December 31, 2008. The increase in capacity revenues in 2010 compared to 2009 resulted partly from an increase in operations and maintenance expenses due to higher costs incurred at Plants Hatch and Vogtle, higher depreciation expenses at Plants Scherer and Wansley related to capital expenditures for environmental compliance projects, higher net interest charges due to increased amortization of debt discount and expense for costs associated with the Hartwell acquisition and supplemental credit enhancement for Rocky Mountain, and an increase in the margins for interest ratio to 1.14 in 2010 compared to 1.12 in 2009. These increases were offset somewhat by a decrease in purchase power capacity costs attributable to the Hartwell acquisition. The increase in capacity revenues in 2009 compared to 2008 is primarily due to higher interest expense on long-term debt relating to environmental capital expenditures for existing coal-fired facilities that have now been placed in service and to an increase in the margins for interest ratio to 1.12 in 2009 compared to 1.10 in 2008. For further discussion regarding operation and maintenance, depreciation and amortization and purchased power, see "– Operating Expenses"; for further discussions regarding amortization of debt discount and expense, see "– Interest Charges".

    Energy revenues relate primarily to the pass-through to our members of the variable costs, such as fuel costs, variable operation and maintenance costs and purchased energy costs, associated with our business. Each member is required to pay us for energy we furnish it under its wholesale power contract, in accordance with rates we establish.

    Energy revenues from members increased 22.5% for the year ended December 31, 2010 compared to the year ended December 31, 2009 and decreased 22.3% for the year ended December 31, 2009 compared to the year ended December 31, 2008. The increase in energy revenues for 2010 as compared to 2009 was primarily due to the pass-through of higher fuel costs associated with increased coal-fired generation at Plants Scherer and Wansley. The decrease in energy revenues was primarily due to the pass-through to our members of lower fuel costs (primarily due to lower levels of coal-fired generation) in 2009 as compared to 2008 and lower purchased power energy costs (primarily due to the lower volume of purchased megawatt-hours). In addition, natural gas-fired generation costs decreased due to a substantial drop in market prices for natural gas. For a discussion of fuel costs and purchased power costs, see "– Operating Expenses."

    The following table summarizes the kilowatt-hours sold to members and total revenues per kilowatt-hour during each of the past three years:

	(in thousands)	Cents per Kilowatt-hour

2010	22,644,790	5.71
2009	20,191,657	5.67
2008	23,308,911	5.31

    For the year ended December 31, 2010 compared to the year ended December 31, 2009, kilowatt-hour sales to members increased 12.1% and for the year ended December 31, 2009 as compared to the year ended December 31, 2008, kilowatt-hour sales to members decreased 13.4%. The average revenue per kilowatt-hour from sales to members increased 0.7% for 2010 compared to 2009 and increased 6.7% for 2009 compared to 2008. An increase in kilowatt-hours of generation was the primary reason for increased kilowatt-hours sold to members in 2010. Decreases in kilowatt-hours of generation and kilowatt-hours of purchased power were the reasons for decreased kilowatt-hours sold to members in 2009. For further discussions regarding fuel and purchased power costs, see "– Operating Expenses."

    We pass through actual energy costs to our members such that energy revenues equal energy costs. The energy portion of member revenues per kilowatt-hour increased 9.3% for the year ended December 31, 2010 as compared to the year ended December 31, 2009 and decreased 10.3% for the year ended December 31, 2009 compared to the year ended December 31, 2008. The increase in average revenues per kilowatt-hour in 2010 compared to 2009 is primarily due to the pass-through of higher fuel costs. The decrease in average energy revenues per kilowatt-hour in 2009 compared to 2008 is primarily due to the pass-through of lower fuel costs and lower purchased power energy costs. For further discussion regarding fuel costs and purchased power costs, see "– Operating Expenses."

  Operating Expenses

    Our operating expenses increased 14.5% for the year ended December 31, 2010 compared to the year ended December 31, 2009 and were 11.6% lower for the year ended December 31, 2009 compared to the year ended December 31, 2008. The increase in 2010 as compared to 2009 was primarily due to higher fuel costs, production costs and deprecation and amortization, offset somewhat by lower purchased power costs. The decrease in 2009 as compared to 2008 was primarily due to lower fuel costs and lower purchased power costs, offset somewhat by an increase in depreciation expense.

    Total fuel costs increased 33.6% for the year ended December 31, 2010 compared to the year ended December 31, 2009 and decreased 22.7% for the year ended December 31, 2009 as compared to the year ended December 31, 2008 while total generation increased 13.6% and decreased 10.1% for the same periods, respectively. Average fuel cost per kilowatt-hour increased 17.6% in 2010 compared to 2009 and decreased 14.0% in 2009 compared to 2008. The increase in total and average fuel costs for 2010 as compared to 2009 resulted primarily from a 27.0% increase in higher cost coal-fired generation at Plants Scherer and Wansley. The increase in generation was due to significantly less scheduled outage time in 2010 as compared to 2009. The 2009 outages were primarily related to environmental compliance projects. For 2009, the decrease in total fuel costs resulted primarily from lower coal-fired generation at Plants Scherer and Wansley. In addition, total fuel costs at the natural gas-fired Chattahoochee energy facility decreased as well due to substantially lower market prices for natural gas. The 2009 decrease in total and average fuel costs resulted primarily from a 26.7% decrease in coal-fired generation at Plants Scherer and Wansley due to increased scheduled outage time in 2009 compared to 2008. Coal-fired generation has a higher average cost per kilowatt-hour of generation than nuclear generation. Natural gas-fired generation at the Chattahoochee energy facility increased 54.9%, or 779,000 megawatt-hours in 2009, primarily as a result of a substantial decline in the price of natural gas; the average fuel cost per megawatt-hour of natural gas-fired generation at Chattahoochee decreased 55.1% from prior year levels.

    Production expenses increased 16.3% for the year ended December 31, 2010 compared to the year ended December 31, 2009 and increased 2.4% for the year ended December 31, 2009 as compared to the year ended December 31, 2008. For 2010 as compared to 2009, the increase in production expenses resulted partly to increased general operations and maintenance expenses Plants Hatch and Vogtle and partly due to operations and maintenance expenses for Hawk Road and Hartwell incurred in 2010. We acquired Hawk

Road and Hartwell in May and October of 2009, respectively.

    Purchased power costs decreased 36.0% for the year ended December 31, 2010 as compared to the year ended December 31, 2009 and decreased 23.1% for the year ended December 31, 2009 compared to the year ended December 31, 2008 as follows:

	(dollars in thousands)
	2010	2009	2008

Capacity costs	$17,575	$40,002	$43,542
Energy costs	61,235	83,103	116,591

Total	$78,810	$123,105	$160,133

    The decrease in purchased power capacity costs for the years 2008 through 2010 was primarily as a result of our acquisition of Hartwell in October 2009. As part of the acquisition, we acquired an existing power purchase agreement we had with the former owners of Hartwell. Our acquisition of Hartwell means we are now responsible for all expenses related to the operation and maintenance of the facility. See Note 12 of Notes to Consolidated Financial Statements for more information.

    Purchased power energy costs decreased 26.3% for the year ended December 31, 2010 compared to the year ended December 31, 2009 and decreased 28.7% for the year ended December 31, 2009 compared to the year ended December 31, 2008. Purchased kilowatt-hours decreased 46.5% in 2010 compared to 2009 and decreased 55.6% for 2009 compared to 2008. The average cost of purchased power energy per kilowatt-hour increased 19.6% in 2010 compared to 2009 and increased 60.6% in 2009 compared to 2008. The decrease in purchased power energy costs for the year ended December 31, 2010 compared to the same period of 2009 resulted from (i) a decrease in kilowatt-hours acquired under our energy replacement program, which replaces power from our owned generation facilities with lower price spot market purchased power energy, (ii) lower realized losses incurred for natural gas financial contracts utilized for managing exposure to fluctuations in the market prices of natural gas and (iii) no power purchases under the Hartwell power purchase agreement in 2010 as a result of our acquisition of Hartwell. For the year ended December 31, 2009 compared to the same period of 2008, changes in purchased power energy costs, volume of kilowatt-hours acquired and average cost per kilowatt-hour were affected by the following items: (i) reduced purchased power energy costs from the lower volume of purchased kilowatt-hours and the increase in the cost per kilowatt-hour purchased were primarily due to the expiration of the Morgan Stanley purchased power agreement effective December 31, 2008, (ii) a lower average price per kilowatt-hour realized under our energy replacement program, and (iii) realized losses incurred in 2009 for natural gas swap agreements we utilized to manage exposure to fluctuations in the market price of natural gas. The realized losses related to the natural gas swaps were somewhat offset the reduction in purchased power energy costs discussed in (i) and (ii) above.

    Depreciation and amortization expense increased 8.6% for the year ended December 31, 2010 compared to the year ended December 31, 2009 and increased 11.9% for the year ended December 31, 2009 as compared to the year ended December 31, 2008. The increases in depreciation and amortization in 2010 compared to 2009 and for 2009 compared to 2008 were primarily due to increased depreciation expense for Plants Scherer and Wansley related to capital expenditures for environmental compliance projects that were placed in service during 2009. Also, depreciation expense related to Hawk Road, acquired in 2009, contributed to the increase. For information regarding Hawk Road, see Note 12 of Notes to Consolidated Financial Statements.

    Accretion expense totaled $17.1 million for the year ended December 31, 2010, $18.3 million for the year ended December 31, 2009 and $17.1 million for the year ended December 31, 2008. The accretion expense recognized under accounting for Asset Retirement Obligations, primarily relates to our nuclear generation facilities.

  Interest Charges

    Interest on long-term debt and capital leases increased by 8.4% for the year ended December 31, 2010 compared to the same period of 2009 and increased 12.6% for the year ended December 31, 2009 compared to the same period of 2008. The increase in 2010 was primarily due to the issuance in November 2009 and November 2010 of $400 million and $450 million, respectively, in taxable fixed rate bonds for the purpose of financing construction of Plant Vogtle Units No. 3 and No. 4. The 2009 increase was primarily due to the issuance in February 2009 of $350 million in taxable fixed rate bonds for general working capital purposes.

    Other interest increased for the year ended December 31, 2010 compared to the same period of 2009 primarily due to new credit facilities commitment fees. These new credit facilities were closed on in late 2009 and early 2010. Other interest was lower for the year ended December 31, 2009 compared to the year ended December 31, 2008 primarily due to interest incurred on short-term borrowings during 2008.

    Allowance for debt funds used during construction increased by 115.0% for 2010 compared to 2009 and by 57.8% for 2009 compared to 2008 primarily due to construction expenditures for Plant Vogtle Units No. 3 and No. 4.

    Amortization of debt discount and expense increased 26.5% for the year ended December 31, 2010 compared to the same period of 2009 and 23.6% for the year ended December 31, 2009 compared to the same period of 2008 partly due to amortization of issuance costs associated with transactions that closed in May and August 2009 to provide supplemental credit enhancement for the Rocky Mountain lease arrangements and partly due to the amortization of losses on debt refinancings associated with the Hartwell acquisition.

  Net Margin

    Our net margin for the years ended December 31, 2010, 2009 and 2008 was $33.7 million, $26.4 million and $19.3 million, respectively. These amounts produced respective margins for interest ratio of 1.14, 1.12 and 1.10, each greater than or equal to the minimum required under the first mortgage indenture. Our margin requirement is based on a ratio applied to interest charges. In addition, our margins include certain items that are excluded from the margins for interest ratio, such as non-cash capital credits allocation from Georgia Transmission. Our non-cash capital credits allocation from Georgia Transmission was $1.7 million for 2010, $1.5 million for 2009 and $1.4 million for 2008.

    To continue to enhance our financial coverage during a period of generation facility construction and acquisition, our board of directors approved a budget for 2011 to achieve margins for interest ratio of 1.14, above the minimum 1.10 ratio required by the first mortgage indenture. For additional information on our margin requirement, see "– Summary of Cooperative Operations – Rates and Regulation." For additional information on our generation facility construction, see "BUSINESS – OUR POWER SUPPLY RESOURCES – Future Power Resources."

Financial Condition

  Overview

    Our financial condition remains stable.

    In keeping with our budgeted margin for 2010, we achieved a 1.14 margins for interest ratio which produced a net margin of $33.7 million. This caused a corresponding increase in patronage capital (our equity), resulting in total patronage capital and membership fees of $596 million at December 31, 2010.

    The minimum margins for interest ratio required under the first mortgage indenture is 1.10. However, to enhance margin coverage during the period of generation expansion, our board of directors approved a 1.14 margins for interest ratio for 2010 and has also approved a 1.14 margins for interest ratio for 2011. As our generation expansion program evolves, our board of directors will continue to evaluate the level of margin coverage and may choose to further increase, or decrease, the margins for interest ratio in the future.

    Although we have increased our margins for interest coverage, due to the amount of new debt we issued in 2010, the majority of which relates to the Plant Vogtle Units No. 3 and No. 4 construction, our equity to total capitalization ratio decreased from 10.8% at December 31, 2009 to 10.4% at December 31, 2010. While the absolute level of margins and patronage capital are increasing, our equity ratios will continue to decrease during the peak years of generation expansion. After the generation expansion program is completed, we expect our equity ratio to start an upward trend.

    We had a strong liquidity position at December 31, 2010, with $1.4 billion of unrestricted available liquidity, including $672 million of cash.

    Our total assets increased to $7.0 billion at December 31, 2010 from $6.4 billion at December 31, 2009. The majority of this increase relates to (i) an increase in total utility plant in connection with the construction of Plant Vogtle Units No. 3 and No. 4, and (ii) higher cash balances as a result of new debt financings related to the Plant Vogtle construction and funds received under the member power bill prepayment program.

    We maintained adequate access to capital throughout 2010, issuing more than $580 million of long-term debt in the capital markets. We also issued commercial paper at historically low rates averaging less than 0.4%, which provided a low-cost source of interim funding for the Plant Vogtle construction and for the Hawk Road and Hartwell acquisitions. See "– Financing Activities" for a discussion of the permanent financing for these facilities.

    There was a net increase in long-term debt of $528 million at December 31, 2010 compared to December 31, 2009. The significant net increase was due to the issuance of $450 million of first mortgage bonds to fund the Plant Vogtle construction and $150 million of funds advanced under Rural Utilities Service-guaranteed loans. The average interest rate on the $4.8 billion of long-term debt outstanding at December 31, 2010 was 5.2%.

    Property additions totaled $669 million and were financed with a combination of funds from operations and short-term and long-term borrowings. The property additions related to purchases of nuclear fuel, normal additions and replacements to existing generation facilities, environmental control facilities being installed at one of our coal-fired generation facilities and construction of new generation facilities.

  Liquidity and Sources of Capital

    Sources of Capital.    Our operations have historically provided a sizable contribution to the funding of capital requirements, such that internally generated funds have provided interim funding or long-term capital for nuclear fuel purchases, replacements and additions to existing generation facilities, general plant additions, and retirement of long-term debt. However, due to the significant amount of expenditures relating to environmental compliance projects underway at Plant Scherer, one of our coal-fired facilities, and the Plant Vogtle construction, we are currently funding our capital requirements through a combination of funds generated from operations and short-term and long-term borrowings.

    We have historically obtained the majority of our long-term financing from Rural Utilities Service-guaranteed loans funded by the Federal Financing Bank. However, Rural Utilities Service-guaranteed funding for new generation facilities is uncertain and may be limited at any point in the future due to budgetary and political pressures faced by Congress. Also, over the next ten years the loan demand of electric cooperatives is projected to exceed Rural Utilities Service-guaranteed funding authorization levels unless there is an increase over current levels of funding. The President's budget for fiscal year 2011, which has not been adopted, proposed to reduce funding by almost 40% from 2010 levels and, in support of the President's commitment to reduce inefficient fossil-fuel subsidies, would prohibit loans for new or existing fossil-fueled generation. The proposal would limit the use of electric loan funds to renewable energy, transmission, distribution and carbon-capture projects on generation facilities. The President's budget proposal for fiscal year 2012 provides for $6 billion in guaranteed loans – a reduction of less than 10% from 2010 levels. The same restrictions as proposed for 2011 would apply, except that up to $2 billion would be available for environmental improvements to fossil-fueled generation that would reduce emissions. Although Congress has historically rejected proposals to dramatically curtail the Rural Utilities Service loan program, there can be no assurances that it will continue to do so. Because of these factors, we cannot predict the amount or cost of Rural Utilities Service-guaranteed loans that may be available to us in the future. See "BUSINESS – OGLETHORPE POWER CORPORATION – Relationship with the Rural Utilities Service."

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

    Liquidity.    At December 31, 2010, we had $1.4 billion of unrestricted available liquidity to meet short-term cash needs and liquidity requirements, consisting of $672 million of cash and cash equivalents and $705 million of unused and available committed short-term credit arrangements. Our liquidity position at December 31, 2010 has increased from December 31, 2009 due to higher cash balances in connection with (i) the member power bill prepayment program, and (ii) proceeds received from a first mortgage bond issuance in November 2010.

    Net cash provided by operating activities was $230 million in 2010, and averaged $255 million for the three year period 2008 through 2010.

    At December 31, 2010, we had in excess of $1 billion of committed credit arrangements in place comprised of six separate facilities as reflected in the table below:

Committed Short-Term Credit Facilities

	(dollars in millions)
	Authorized Amount	Available 12/31/2010		Expiration Date

Unsecured Facilities:
Commercial Paper Line of Credit	$475	$169	(1)	July 2012
CoBank Line of Credit	50	50		June 2011
CFC Line of Credit	50	50		October 2011
JPMorgan Chase Line of Credit	150	36	(2)	December 2012
Secured facilities:
CoBank Line of Credit	150	150		November 2012
CFC Line of Credit	250	250		December 2013

Total	$1,125	$705

(1)
$306 million of this facility is reserved as support for a like amount of commercial paper we issued that is outstanding.

(2)
$114 million of this facility is currently utilized as letter of credit support for variable rate pollution control revenue bonds.

    Despite the turmoil in the credit and financial markets that began in 2007, we have been able to maintain a robust liquidity position over the last several years due to the strong relationships we have with the banks in our credit facilities. We are seeing indications that the cost of credit, while not at 2007 levels, is becoming less expensive and more readily available, and we anticipate that we will continue to meet our liquidity goals in 2011.

    We are using our short-term credit arrangements to provide interim funding for (i) payments to Georgia Power related to the construction of Plant Vogtle Units No. 3 and No. 4, (ii) Hawk Road and Hartwell, and (iii) initial engineering and design work related to the Warren County biomass facility and a 605 megawatt combined cycle facility. For a discussion of the generation projects under development, see "BUSINESS – OUR POWER SUPPLY RESOURCES – Future Power Resources." For a discussion of the Hawk Road and Hartwell acquisitions, see Notes 12(a) and 12(b), respectively, of Notes to Consolidated Financial Statements.

    In connection with the anticipated acquisition of the Murray facilities in April 2011, we plan to close on a $260 million three-year term loan with three banks to provide interim financing for a portion of the cost of acquiring the facilities. The remaining $271 million of the acquisition cost will be financed on an interim basis with some combination of cash and draws under our existing short-term credit arrangements.

    For a discussion of our plans regarding permanent financing for Plant Vogtle Units No. 3 and No. 4, Hawk Road, Hartwell and the Murray facilities, see "– Financing Activities."

    Several of our line of credit facilities contain a similar financial covenant that requires us to maintain minimum patronage capital levels. Currently, we are required to maintain minimum patronage capital of $545 million. As of December 31, 2010 our actual patronage capital was $596 million. An additional covenant contained in several of our credit facilities limits our secured indebtedness to $8.5 billion and unsecured indebtedness to $4.0 billion. At December 31, 2010, we had approximately $4.8 billion of secured indebtedness outstanding and $306 million of unsecured indebtedness outstanding.

    Under the $250 million line of credit with National Rural Utilities Cooperative Finance Corporation (CFC), we have the option of converting any amounts outstanding under the line of credit to a term loan with a maturity no later than December 31, 2043. Any amounts drawn under this line of credit, as well as any amounts converted to a term loan, will be secured under the first mortgage indenture.

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

    Between projected cash on hand and the credit facilities currently in place, we believe we have sufficient liquidity to fund our generation construction program and to cover normal operations through 2011. However, in order to further enhance our liquidity position during the peak years of generation expansion, we are currently planning a restructuring and related upsizing of certain of our short-term credit facilities, including the commercial paper backup credit facility, in the second quarter of 2011.

    In December 2008, we instituted a power bill prepayment program to provide for an additional source of liquidity. Under the program, members can prepay their power bills from us at a discount for an agreed number of months in advance, after which point the funds are credited against the participating members' monthly power bills. The discount is comparable to our avoided cost of borrowing. Since the program began, we have received a total of $313 million in power bill prepayments from the seventeen members who have participated in the program, including $97 million received in 2010. At December 31, 2010, the balance remaining to be applied against future power bills was $112 million.

    In addition to unrestricted available liquidity, we had $103 million of restricted liquidity at December 31, 2010, including (i) $97 million in restricted short-term investments pursuant to deposits made into a Rural Utilities Service Cushion of Credit Account, and (ii) $6 million in restricted cash relating to proceeds from our issuance of clean renewable energy bonds on deposit with a bank. The deposits in the Cushion of Credit Account were made voluntarily and earn a guaranteed rate of interest of 5% per annum. The funds in the account, including interest thereon, can only be applied to debt service on Rural Utilities Service notes and Rural Utilities Service-guaranteed Federal Financing Bank notes. On January 3, 2011, we applied $44 million against FFB debt service payments due, leaving a balance of $53 million in the Cushion of Credit Account. From time to time we may deposit additional funds into the Cushion of Credit Account. We anticipate that the $6 million of clean renewable energy bond proceeds will be drawn down over the next two years. See "– Financing Activities" for further discussion of these financings.

    Liquidity Covenants.    At December 31, 2010, we had only one financial agreement in place containing a liquidity covenant. This covenant is in connection with the Rocky Mountain lease transactions and requires us to maintain minimum liquidity of $50 million at all times during the term of the lease. We had sufficient liquidity to meet this covenant in 2010 and expect to have sufficient liquidity to meet this covenant in 2011.

  Financing Activities

    First Mortgage Indenture.    Our first mortgage debt is secured equally and ratably under the first mortgage indenture by a lien on substantially all of our tangible and some of our intangible assets, including those we acquire in the future. The mortgaged property includes our electric generating plants and some of our contracts for the purchase, sale or transmission of electricity of more than one year in duration or that relate to the ownership, operation, construction or maintenance of our electric generation facilities. In 2010, Hawk Road and Hartwell became part of the mortgaged property under our first mortgage indenture.

    Indenture for Unsecured Debt Securities.    In December 2010, we put in place an indenture for unsecured debt securities to provide an additional financing alternative. Its most likely use would be in connection with interim financing for construction of new generation facilities or for generation facilities we may acquire. We have no unsecured debt securities outstanding, and we have no plans to issue any unsecured debt securities at this time.

    Bond Financings.    In March 2010, the Development Authority of Burke County, Georgia and the Development Authority of Monroe County, Georgia issued, on our behalf, $134 million of variable rate tax-exempt pollution control revenue bonds for the purpose of refunding $134 million of pollution control bonds issued by the development authorities on our behalf in 2006. This tax-exempt debt is secured under the first mortgage indenture.

    In November 2010, we issued $450 million of fixed rate first mortgage bonds. The bonds were issued for the purpose of financing a portion of the cost of constructing Plant Vogtle Units No. 3 and No. 4 (including redeeming commercial paper issued in connection with the construction of these new nuclear units). These bonds are secured under the first mortgage indenture.

    We have a program in place under which we are refinancing, on a continued tax-exempt basis, the annual principal maturities of pollution control bonds originally issued on our behalf by the Development Authority of Monroe County, Georgia. The refinancing of these pollution control bonds' principal maturities allows us to preserve a low-cost source of financing. To date, we have refinanced approximately $300 million under this program, including $12 million of principal that matured in January 2011. We have board approval to continue this refinancing program covering an additional $12 million of pollution control bond principal maturing in January 2012.

    In late March 2011, we are planning to close on a refinancing transaction pursuant to which the Development Authority of Appling County, Georgia, the Development Authority of Burke County, Georgia and the Development Authority of Monroe County, Georgia will issue, on our behalf, $180 million of term rate pollution control revenue bonds for the purpose of refunding $180 million of pollution control bonds previously issued by the development authorities on our behalf. This tax-exempt debt will be secured under the first mortgage indenture.

    Rural Utilities Service-Guaranteed Loans.    We currently have five approved Rural Utilities Service-guaranteed loans, funded through the Federal Financing Bank, totaling $1.2 billion that are in various stages of being drawn down, with $907 million remaining to be advanced. Included in the five approved loans are loans for the Hawk Road and Hartwell acquisitions, both of which were approved in September 2010.

    We have four loan applications pending with the Rural Utilities Service, including loan applications for general improvements, for the Warren County biomass facility, for the 605 megawatt combined cycle facility and for the acquisition of the Murray facilities. If the Murray acquisition closes as anticipated, we will withdraw the loan application for the 605 megawatt combined cycle facility as this project will be cancelled as a result of the acquisition. Due to the previously announced indefinite delay of our Warren County biomass project, there is no anticipated approval date for that loan application. We expect action on the general improvements loan later in 2011 and on the Murray loan in 2013.

    Although the President's budget proposals for fiscal years 2011 and 2012 would prohibit Rural Utilities Service funding for new or existing fossil-fueled generation facilities, we will continue to submit loan applications for such facilities to the extent Rural Utilities Service regulations in place at the time we submit the applications allow us to do so. In that regard, should members subscribe to any additional natural-gas fired combustion turbine facilities, we anticipate filing loan applications for these facilities as well. See "BUSINESS – OUR POWER SUPPLY RESOURCES – Future Power Resources" for a discussion of our participation in new generation facilities. See "BUSINESS – OGLETHORPE POWER CORPORATION – Relationship with the Rural Utilities Service" for a discussion of the Rural Utilities Service's current position relating to funding of new generation facilities.

    All of the approved Rural Utilities Service loans will be funded through the Federal Financing Bank and guaranteed by the Rural Utilities Service, and the debt will be secured under our first mortgage indenture.

    Department of Energy-Guaranteed Loans.    The Department of Energy loan guarantee program was authorized pursuant to Title XVII of the Energy Policy Act of 2005, which is intended to support the commercialization of innovative technologies to reduce air pollutants, including greenhouse gases. Pursuant to this program, in May 2010 we signed a conditional term sheet with the Department of Energy that sets forth the general terms of a loan and related loan guarantee that would fund approximately 70% of the estimated $4.2 billion cost to construct our 30% undivided share of Plant Vogtle Units No. 3 and No. 4, not to exceed $3.057 billion. The loan structure would entail a loan that is expected to be funded by the Federal Financing Bank carrying a federal loan guarantee provided by the Department of Energy, with the debt secured under our first mortgage indenture.

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

    Of the approximately $1.2 billion of currently estimated project costs not expected to be funded under the Department of Energy loan guarantee program, we have already financed $850 million through the issuance of first mortgage bonds. We expect to issue another approximately $400 million of first mortgage bonds for this purpose in the fourth quarter of 2011.

  Capital Requirements

    Capital Expenditures.    As part of our ongoing capital planning, we forecast expenditures required for generating facilities and other capital projects. The table below details these expenditure forecasts for 2011 through 2013. Actual expenditures may vary from the estimates listed in the table because of factors such as changes in business conditions, design changes and rework required by regulatory bodies, delays in obtaining necessary regulatory approvals, construction delays, changing environmental requirements, and changes in cost of capital, equipment, material and labor.

Capital Expenditures(1)
(dollars in millions)
	2011	2012	2013	Total

Future Generation(2)	$538	$562	$628	$1,728
Existing Generation(3)	141	110	109	360
Environmental Compliance(4)	211	237	126	574
Nuclear Fuel	108	119	124	351
General Plant	3	2	2	7

Total	$1,001	$1,030	$989	$3,020

(1)
Includes allowance for funds used during construction
(2)
Relates to construction of Vogtle Units No. 3 & No. 4
(3)
Normal additions and replacements to plant in-service
(4)
Pollution control equipment being installed at Plant Scherer

    In addition to the amounts reflected in the table above, we expect to incur capitalized costs of approximately $1.3 billion by 2017 to complete construction of Plant Vogtle Units No. 3 and No. 4. For information about steps we have taken to procure financing for the Plant Vogtle project, see "– Financing Activities."

    If we acquire the Murray facilities as anticipated in April 2011, we will revise our plans to construct future generation resources to reflect this additional generation capacity and our members' projected power supply needs. In that regard, we would cancel our previously announced combined cycle plant currently under development. Independently of this acquisition, we have deferred the 100 megawatt Warren County biomass plant; however, we continue to monitor regulatory and legislative developments related to biomass electricity generation. The capital expenditure table above does not include expenditures for either the combined cycle or biomass plants. To-date, the expenditures on the combined cycle and biomass plants have not been material.

    We have identified and are evaluating other generation resource development opportunities that we could pursue to meet our members' future energy needs, including certain quantities of combustion turbine facilities. These options, which are subject to future member subscription for specific projects, are not included in the capital expenditures table above (see "BUSINESS – OUR POWER SUPPLY RESOURCES – Future Power Resources"). Additional projects that we may ultimately construct, if any, as well as the cost of construction, are not known at this time.

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

    Environmental compliance projects currently underway include the installation of flue gas desulfurization equipment and a selective catalytic reduction system at Plant Scherer, both expected to be in-service by 2014. To complete these projects, we expect to spend an additional approximately $14 million beyond what is reflected in the capital expenditure table above.

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

    For additional information regarding environmental regulation, see "BUSINESS – ENVIRONMENTAL AND OTHER REGULATION."

    Contractual Obligations.    The table below reflects, as of December 31, 2010, our contractual obligations for the periods indicated.

Contractual Obligations
(dollars in millions)
	2011	2012- 2013	2014- 2015	Beyond 2015	Total

Long-Term Debt:
Principal(1)	$138	$396	$223	$4,040	$4,797
Interest(2)	273	489	489	3,319	4,570
Capital Leases(3)	44	81	63	98	286
Operating Leases	5	12	10	16	43
Rocky Mtn.Lease Transactions(4)	–	–	–	372	372
Chattahoochee O&M Agmts.	21	43	48	69	181
Asset Retirement Obligations(5)	–	–	–	2,168	2,168

Total	$481	$1,021	$833	$10,082	$12,417

(1)
Includes principal amounts that would be due if the credit support facilities for the 2009 and 2010 pollution control bonds were drawn upon and became payable in accordance with their terms. These amounts are $22 million in 2011, $119 million in 2012, $82 million in 2013 and $22 million in 2014. To date, none of these credit support facilities have been drawn upon for principal and we anticipate extending these facilities before their expiration. The nominal maturities of the 2009 and 2010 pollution control bonds range from 2030 through 2038.

(2)
Includes interest expense related to variable rate debt. Future variable rates are based on a forward SIFMA interest rate curve as of March 2011.

(3)
Amounts represent total rental payment obligations, not amortization of debt underlying the leases.

(4)
We entered into Equity Funding Agreements for a third party to fund this obligation. For additional information, see "– Off-Balance Sheet Arrangements – Rocky Mountain Lease Arrangements."

(5)
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

  Credit Rating Risk

    The table below sets forth our current ratings from Standard & Poor's, Moody's Investors Service and Fitch Ratings.

Our Ratings	S&P	Moody's	Fitch

Long-term ratings:
Senior secured rating(1)	A	Baa1	A
Issuer rating	A	Baa2	n/r(2)
Rating outlook	Stable	Stable	Stable
Short-term rating:
Commercial paper rating	A-1	P-2	F1

(1)
We currently have no unsecured ratings assigned to any of our long-term debt.

(2)
n/r indicates no rating assigned for this rating category

    We have financial and other contractual agreements in place containing provisions which, upon a credit rating downgrade below specified levels, may require the posting of collateral in the form of letters of credit or other acceptable collateral. Our primary exposure to potential collateral postings is at rating levels of BBB-/Baa3 or below. As of December 31, 2010, our maximum potential collateral requirements were as follows:

    At senior secured rating levels:

•
a total of approximately $50 million at a senior secured level of BBB-/Baa3,

•
a total of approximately $191 million at a senior secured level of BB+/Ba1 or below, and

    At senior unsecured or issuer rating levels:

•
a total of approximately $224,000 at a senior unsecured or issuer rating level of BBB-/Baa3,

•
a total of approximately $1.7 million at a senior unsecured or issuer rating level of BB+/Ba1 or below.

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

    Given our current level of ratings, our management does not have any reason to expect a downgrade that would result in credit ratings below the rating triggers contained in any of our financial and contractual agreements. However, our ratings reflect only the views of the rating agencies, and therefore we cannot give any assurance that our ratings will be maintained at current levels for any period of time.

  Off-Balance Sheet Arrangements

    We are liable for certain contractual obligations for which other parties are primarily liable, and we would be expected to pay only if the other parties fail to satisfy such obligations. These obligations are not shown on our balance sheet and are described below.

    Georgia Transmission Debt Assumption.    In connection with our corporate restructuring in 1997 in which we sold our transmission related assets to Georgia Transmission (which represented 16.86% of our assets), Georgia Transmission assumed 16.86% of the then outstanding indebtedness associated with pollution control bonds pursuant to an assumption agreement and an indemnity agreement. If Georgia Transmission fails to satisfy its obligations under this debt assumption, we remain liable for any unsatisfied amounts. In that event, we would be entitled to reimbursement from Georgia Transmission for any amounts we paid. At December 31, 2010, the total obligation assumed by Georgia Transmission relating to outstanding pollution control bond principal was $94 million. Georgia Transmission plans to refund $54 million of its assumed debt on its mandatory tender date of April 1, 2011, and then the remaining $40 million of assumed debt on its mandatory tender date of April 1, 2012 based solely on its own credit and not as a joint obligation with us. Assuming this plan is carried out, as of April 1, 2011 the amount of assumed debt will decrease to $40 million, and as of April 1, 2012 there will no longer be any assumed debt outstanding. Georgia Transmission's estimated payments of principal and interest in 2011 pursuant to this assumed obligation are approximately $5 million.

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

    The facility subleases require us to make semi-annual rental payments to RMLC. In turn, RMLC is required to make identical rental payments to the owner trusts under the facility leases. In 2010, the amount of the rental payments under the facility subleases and facility leases each totaled $58 million. The payment undertaking agreements require the payment undertaker to pay the rent payments directly to the owner trust's lender in satisfaction of RMLC's rent payment obligation under the facility leases and the applicable owner trust's repayment obligation under the loans used to finance a portion of the one-time rental payments to us described above. Because RMLC funds these rent payments through the payment undertaking agreements, RMLC returns to us, in the form of a patronage dividend, amounts received by it pursuant to the facility subleases other than amounts RMLC requires to fund its annual operating expenses. RMLC remains liable for all rental payments under the facility leases (and would not be able to make such patronage dividend to us) if the payment undertaker fails to make such payments, although the owner trusts have agreed to use due diligence to pursue the payment undertaker before pursuing payment from RMLC or us.

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

    AIG Matched Funding Corp. is a wholly owned subsidiary of American International Group, Inc. (AIG) and AIG has guaranteed the obligations of AIG Matched Funding Corp. under the equity funding agreements. At the time the lease transactions were entered into, AIG's senior unsecured debt obligations were rated AAA by S&P and Aaa by Moody's. The equity funding agreements provide that if AIG fails to maintain a credit rating of at least AA from S&P and Aa2 from Moody's, then AIG Matched Funding Corp. will be required to post collateral having a stipulated credit quality to secure its obligations thereunder.

    In September 2008, AIG's ratings fell below the collateralization threshold. As a result, AIG Matched Funding Corp. posted collateral in compliance with the equity funding agreements, consisting of securities issued by an instrumentality of the United States government that are rated AAA in an amount equal to 105% of the net present value of its future payment obligations related to the equity portion of the fixed purchase price (equity portion of the fixed purchase price was $124 million at December 31, 2010). In accordance with the terms of the equity funding agreements, the market value of the posted collateral (other than cash) is determined weekly by an independent third party and AIG Matched Funding Corp. is required to post additional collateral to the extent that it is determined that the market value of such collateral, together with the cash collateral (if any), has fallen below the required collateral amount as discussed above. According to U.S. Bank National Association, which as collateral agent holds the collateral and provides the weekly valuation thereof, the market value of the collateral was $130 million at December 31, 2010.

    If AIG fails to comply with its collateralization obligations or fails to maintain a credit rating of at least BBB- from S&P and Baa3 from Moody's, then RMLC must, within 60 days of becoming aware of such fact, enter into replacement equity funding agreements with a financial institution that has credit ratings of at least AA from S&P and Aa2 from Moody's. If such replacement is triggered by AIG's failure to provide sufficient collateral, RMLC would have the right to terminate the equity funding agreements at the higher of market value or accreted value (as determined in each case). However, if AIG is rated below BBB- from S&P and below Baa3 from Moody's, but AIG Matched Funding Corp. is in compliance with its collateralization requirement, RMLC would not have a right to terminate the equity funding agreements in connection with a replacement. AIG's ratings are currently A- from S&P and Baa1 from Moody's. In the event that RMLC is not able to enter into replacement equity funding agreements, then RMLC may be required to purchase the owner trusts' equity interests from the owner participants.

    The operative agreements relating to the Rocky Mountain lease transactions also require us to maintain surety bonds with a surety bond provider that meets minimum credit rating requirements to secure certain of our payment obligations under the Rocky Mountain lease transactions. Accordingly, we entered into a surety bond arrangement with AMBAC Assurance Corporation concurrently with the consummation of the Rocky Mountain lease transactions.

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

    As our wholly owned subsidiary, the financial condition and results of operations of RMLC are fully consolidated into our financial statements. The equity funding agreements and corresponding lease obligations are reflected on our balance sheets as Deposit on Rocky Mountain transactions and Obligation under Rocky Mountain transactions ($124 million at December 31, 2010 and $116 million at December 31, 2009). However, our financial statements do not reflect the payment undertaking agreements or the corresponding lease obligations, or the payments made by the payment undertaker, including the payments of rent under the facility leases and facility subleases, because they have been extinguished for financial reporting purposes. If RMLC's interests in the payment undertaking agreements and the corresponding lease obligations were reflected on our balance sheets at December 31, 2010, both the Deposit on Rocky Mountain transactions and Obligation under Rocky Mountain transactions would have been higher by $709 million. However, it would have no effect on our statements of operations or cash flows.

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

    The Dodd-Frank Wall Street Reform and Consumer Protection Act enacted in July 2010 could impact our use of over-the-counter derivatives. Regulations to implement the Dodd-Frank Act could impose additional requirements on the use of over-the-counter derivatives, such as margin and reporting requirements, which could affect both the use and cost of over-the-counter derivatives. The impact, if any, cannot be determined until regulations are finalized.

    For additional information regarding our rate structure, see "BUSINESS – OGLETHORPE POWER CORPORATION – Electric Rates."

    We have an executive risk management committee that provides general oversight over all risk management activities, including commodity trading, fuels management, insurance procurement, debt management and investment portfolio management. This committee is comprised of our chief executive officer, chief operating officer, chief financial officer and the executive vice president, member and external relations. The risk management committee has implemented comprehensive risk management policies to manage and monitor credit and market price risks. These policies also specify controls and authorization levels related to various risk management activities. The committee frequently meets to review corporate exposures, risk management strategies, and hedge positions. The audit committee of our board of directors receives regular reports on corporate exposures, risk management activities and the actions of the risk management committee. For further discussion of our board of director's oversight of risk management, see "DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE – Board of Directors' Role in Risk Oversight."

Interest Rate Risk

    At December 31, 2010, we were exposed to the risk of changes in interest rates related to our $869 million of variable rate debt, including $306 million of commercial paper outstanding (which typically has maturities of between 1 and 90 days) and $563 million of pollution control bond debt outstanding (including weekly rate bonds, auction rate securities subject to repricing every 35 days and term rate bonds subject to repricing from March 2011 through March 2012). At December 31, 2010, the weighted average interest rate on this variable rate debt was 1.5%. If, within the next twelve months, interest rates on this debt changed a hypothetical 100 basis points on the respective repricing dates and remained at that level for the remainder of the year, annual interest expense would change by approximately $9 million.

    Our objective in managing interest rate risk is to maintain a balance of fixed and variable rate debt that will lower our overall borrowing costs within reasonable risk parameters. As part of this debt management strategy we have a general guideline of having between 15% and 30% variable rate debt to total debt. At December 31, 2010, we had 17% of our total debt, including commercial paper and capital lease debt, in a variable rate mode.

    The operative documents underlying the pollution control bond debt contain provisions that allow us to convert the debt to a variety of variable interest rate modes (such as daily, weekly, monthly, commercial paper, or term rate mode), or to convert the debt to a fixed rate of interest to maturity. Having these interest rate conversion options improves our ability to manage our exposure to variable interest rates.

    Due to the significant amount of new long-term debt we anticipate incurring in connection with our new generation projects (including the two facilities acquired in 2009 as well as the construction of Plant Vogtle Units No. 3 and No. 4), we will have increased risk associated with interest rates in general. If we are in a rising interest rate environment at the time we issue new debt for these projects (whether it be Federal Financing Bank debt or publically issued bonds), the higher level of interest rates will increase our costs.

    We continue to analyze and consider using various types of derivative products (including swaps, caps, floors and collars) to help manage our interest rate risk, but do not currently have any in place.

  Capital Leases

    In December 1985, we sold and subsequently leased back from four purchasers our 60% undivided ownership interest in Scherer Unit No. 2. The capital leases provide that our rental payments vary to the extent of interest rate changes associated with the debt used by the lessors to finance their purchase of undivided ownership shares in the unit. The debt currently consists of $9 million in serial facility bonds due June 30, 2011 with a 6.97% fixed rate of interest.

    We entered into a power purchase and sale agreement with Doyle I, LLC to purchase all of the output from a five-unit gas-fired generation facility. The Doyle agreement is reported on our balance sheet as a capital lease. The lease payments vary to the extent the interest rate on the lessor's debt varies from 6.00%. At December 31, 2010, the weighted average interest rate on the lease obligation was 6.06%.

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

    A 10% decline in the value of the internal and external funds' equity securities as of December 31, 2010 would result in a loss of value to the funds of approximately $18 million. For further discussion on our nuclear decommissioning trust funds, see Note 1 of Notes to Consolidated Financial Statements.

Commodity Price Risk

  Coal

    We are also exposed to the risk of changing prices for fuels, including coal and natural gas. We have interests in 1,501 megawatts of coal-fired nameplate capacity at Plants Scherer and Wansley. We purchase coal under term contracts and in spot-market transactions. Some of our coal contracts provide volume flexibility and most have fixed or capped prices. We anticipate that our existing contracts and stockpiles will provide fixed prices for nearly 100% of our remaining forecasted coal requirements for 2011 and fixed or capped prices for approximately 63% of our forecasted coal requirements in 2012.

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

    We manage exposure to fluctuations in the market price of natural gas for 14 of our members who have elected to participate in our natural gas hedging program. This program layers in fixed prices over a rolling eight-quarter time horizon using natural gas swap arrangements for a portion of the forecasted gas requirements related to the gas-fired resources that we manage and/or operate. Under these swap agreements, we pay the counterparty a fixed price for specified natural gas quantities and receive a payment for such quantities based on a market price index. These payment obligations are netted, such that if the market price index is lower than the fixed price, we will make a net payment, and if the market price index is higher than the fixed price, we will receive a net payment. If the natural gas swaps had been terminated on December 31, 2010, we would have made a net payment of approximately $2.1 million. As of December 31, 2010, approximately 16% of our 2011 total system forecasted natural gas requirements (including requirements for the Smarr facilities) were hedged under swap arrangements. A hypothetical 10% decline in the market price of natural gas would have resulted in a decrease of approximately $1.9 million to the fair value of our natural gas swap agreements. Effective April 1 of each year, additional members may elect to participate in our natural gas hedging program. Members may choose to discontinue receiving these natural gas price management services at any time.

Changes in Risk Exposure

    Our exposure to changes in interest rates, the price of equity securities we hold, and commodity prices have not changed materially from the previous reporting period.

    In April 2011, we expect to acquire the gas-fired Murray facilities with an aggregate generation capacity of 1,220 megawatts. The planned acquisition of these facilities is expected to increase our exposure to natural gas. We are not aware of any other facts or circumstances that would significantly impact these exposures in the near future; however, nonperformance by one of our hedge counterparties may increase our exposure to market volatility.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index To Financial Statements

Page
Consolidated Statements of Revenues and Expenses, For the Years Ended December 31, 2010, 2009 and 2008	57
Consolidated Balance Sheets, As of December 31, 2010 and 2009	58
Consolidated Statements of Capitalization, As of December 31, 2010 and 2009	60
Consolidated Statements of Cash Flows, For the Years Ended December 31, 2010, 2009 and 2008	61
Consolidated Statements of Patronage Capital and Membership Fees and Accumulated Other Comprehensive Deficit, For the Years Ended December 31, 2010, 2009, and 2008	62
Notes to Consolidated Financial Statements	63
Reports of Independent Registered Public Accounting Firms	86

OGLETHORPE POWER CORPORATION
CONSOLIDATED STATEMENTS OF REVENUES AND EXPENSES
For the years ended December 31, 2010, 2009 and 2008

	(dollars in thousands)
	2010	2009	2008

Operating revenues:
Sales to Members	$1,292,514	$1,144,012	$1,237,649
Sales to non-Members	1,478	1,249	1,111

Total operating revenues	1,293,992	1,145,261	1,238,760

Operating expenses:
Fuel	481,379	360,412	466,205
Production	332,365	285,812	278,981
Purchased power	78,810	123,105	160,133
Depreciation and amortization	145,187	133,707	119,540
Accretion	17,131	18,261	17,149
Other	(129)	(158)	(327)

Total operating expenses	1,054,743	921,139	1,041,681

Operating margin	239,249	224,122	197,079

Other income:
Investment income	30,208	31,825	30,483
Amortization of deferred gains	5,660	5,660	5,660
Allowance for equity funds used during construction	2,417	2,394	3,075
Other	5,366	2,849	4,163

Total other income	43,651	42,728	43,381

Interest charges:
Interest on long-term debt and capital leases	258,591	238,531	211,793
Other interest	8,050	2,212	6,249
Allowance for debt funds used during construction	(41,593)	(19,345)	(12,259)
Amortization of debt discount and expense	24,119	19,062	15,418

Net interest charges	249,167	240,460	221,201

Net margin	$33,733	$26,390	$19,259

The accompanying notes are an integral part of these consolidated financial statements.

OGLETHORPE POWER CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009

	(dollars in thousands)
	2010	2009

Assets
Electric plant:
In service	$6,672,253	$6,550,938
Less: Accumulated provision for depreciation	(3,101,731)	(2,993,215)

	3,570,522	3,557,723
Nuclear fuel, at amortized cost	249,563	215,949
Construction work in progress	1,195,475	626,824

Total electric plant	5,015,560	4,400,496

Investments and funds:
Decommissioning fund	265,483	239,746
Deposit on Rocky Mountain transactions	123,573	115,641
Investment in associated companies	56,125	53,199
Long-term investments	79,212	87,129
Other, at cost	3,570	4,597

Total investments and funds	527,963	500,312

Current assets:
Cash and cash equivalents, at cost	672,212	579,069
Restricted cash, at cost	6,300	22,405
Restricted short-term investments	97,286	80,590
Receivables	106,674	110,258
Inventories, at average cost	171,815	209,837
Prepayments and other current assets	13,416	9,393

Total current assets	1,067,703	1,011,552

Deferred charges:
Premium and loss on reacquired debt, being amortized	111,570	122,847
Deferred amortization of capital leases	64,561	77,755
Deferred debt expense, being amortized	59,202	57,262
Deferred outage costs, being amortized	23,796	31,319
Deferred tax assets	—	24,000
Deferred asset associated with retirement obligations	15,699	31,413
Deferred interest rate swap termination fees, being amortized	25,306	29,296
Deferred depreciation expense, being amortized	52,632	54,056
Other	33,070	29,926

Total deferred charges	385,836	457,874

Total assets	$6,997,062	$6,370,234

The accompanying notes are an integral part of these consolidated financial statements.

OGLETHORPE POWER CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009

	(dollars in thousands)
	2010	2009

Equity and Liabilities
Capitalization:
Patronage capital and membership fees	$595,952	$562,219
Accumulated other comprehensive deficit	(469)	(1,253)

	595,483	560,966
Long-term debt	4,657,127	4,178,981
Obligations under capital leases	179,288	208,945
Obligation under Rocky Mountain transactions	123,573	115,641

Total capitalization	5,555,471	5,064,533

Current liabilities:
Long-term debt and capital leases due within one year	170,947	119,241
Short-term borrowings	305,959	283,634
Accounts payable	139,614	24,184
Accrued interest	76,435	50,947
Accrued and withheld taxes	27,171	24,864
Members power bill prepayments, current	71,496	182,514
Other current liabilities	18,567	28,000

Total current liabilities	810,189	713,384

Deferred credits and other liabilities:
Gain on sale of plant, being amortized	28,587	31,062
Net benefit of Rocky Mountain transactions, being amortized	50,965	54,151
Asset retirement obligations	280,496	264,635
Accumulated retirement costs for other obligations	39,205	43,955
Long-term contingent liability	–	24,000
Members power bill prepayments, non-current	41,000	18,000
Power sale agreement, being amortized	69,480	86,211
Other	121,669	70,303

Total deferred credits and other liabilities	631,402	592,317

Total equity and liabilities	$6,997,062	$6,370,234

Commitments and Contingencies (Notes 1, 5, 9, 11 and 12)

The accompanying notes are an integral part of these consolidated financial statements.

OGLETHORPE POWER CORPORATION
CONSOLIDATED STATEMENTS OF CAPITALIZATION
December 31, 2010 and 2009

	(dollars in thousands)
	2010	2009

Long-term debt:
Mortgage notes payable to the Federal Financing Bank at interest rates varying from 2.70% to 8.43% (average rate of 5.33% at December 31, 2010) due in quarterly installments through 2043	$1,784,611	$1,693,478
Mortgage notes payable to Rural Utilities Service	–	8,635
Mortgage notes payable to National Rural Utilities Cooperative Finance Corporation at interest rates varying from 2.80% to 4.90% (average rate of 3.97% at December 31, 2010) due in quarterly installments through 2020	8,026	–
Mortgage bonds payable:
• Series 2006 Term Bonds, 5.534%, due 2031 through 2035	300,000	300,000
• Series 2007 Term Bonds, 6.191%, due 2024 through 2031	500,000	500,000
• Series 2009A Term Bonds, 6.10%, due 2019	350,000	350,000
• Series 2009B Term Bonds, 5.95%, due 2039	400,000	400,000
• Series 2009 Clean renewable energy bond, 1.81%, due 2024	14,145	15,155
• Series 2010A Term bonds, 5.375% due 2040	450,000	–
Mortgage notes issued in connection with the sale of pollution control revenue bonds through the Development Authorities of Appling, Burke, Heard and Monroe County, Georgia:
• Series 1992A Monroe Serial bonds, 6.80%, due serially from 2011 through 2012	20,082	29,177
• Series 2003A Burke, Heard, Monroe and 2003B Burke Auction rate bonds, 0.40%, due 2024	95,230	95,230
• Series 2004 Burke and Monroe Auction rate bonds, 0.17% to 0.39%, due 2020	11,525	11,525
• Series 2005 Burke and Monroe Auction rate bonds, 0.40%, due 2040	15,865	15,865
• Series 2006B Monroe, 2006C-1 and C-2 Burke Term rate bonds, fully redeemed April 2010	–	133,550
• Series 2007A Appling and Monroe, 2007B Appling and Burke, 2007C through F Burke Term rate bonds, 4.75% through March 31, 2011, due 2038 through 2040	131,649	133,493
• Series 2008A through C Burke Fixed rate bonds, 5.30% to 5.70%, due 2032 through 2043	255,035	255,035
• Series 2008E Burke Fixed rate bonds, 7.00%, due 2020 through 2023	144,750	144,750
• Series 2008F Burke and 2008A Monroe Term rate bonds, 6.50% through March 31, 2011, due 2038 through 2039	41,125	41,125
• Series 2008G Burke Term rate bonds, 6.75% through March 31, 2012, due 2039	22,325	22,325
• Series 2009A Heard and Monroe, and 2009B Monroe Weekly rate bonds, 0.30%, due 2030 through 2038	112,055	112,055
• Series 2010A Burke and Monroe, and 2010B Burke Weekly rate bonds, 0.40%, due 2036 through 2037	133,550	–
CoBank, ACB notes payable:
• Transmission mortgage note payable: variable at 2.15% to 3.25% through January 17, 2011, due in bimonthly installments through November 1, 2018	1,223	1,310
• Transmission mortgage note payable: variable at 2.15% to 3.25% through January 17, 2011, due in bimonthly installments through September 1, 2019	4,958	5,258

Total long-term debt	4,796,154	4,267,966
Obligations under capital leases	212,561	239,461
Obligation under Rocky Mountain transactions, long-term	123,573	115,641
Patronage capital and membership fees	595,952	562,219
Accumulated other comprehensive deficit	(469)	(1,253)

Subtotal	5,727,771	5,184,034
Less: long-term debt and capital leases due within one year	(170,947)	(119,241)
Less: unamortized bond discounts on long-term debt	(1,353)	(260)

Total capitalization	$5,555,471	$5,064,533

The accompanying notes are an integral part of these consolidated financial statements

OGLETHORPE POWER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2010, 2009 and 2008

	(dollars in thousands)
	2010	2009	2008

Cash flows from operating activities:
Net margin	$33,733	$26,390	$19,259

Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization, including nuclear fuel	264,419	233,530	213,804
Accretion cost	17,131	18,261	17,149
Amortization of deferred gains	(5,660)	(5,660)	(5,660)
Allowance for equity funds used during construction	(2,417)	(2,394)	(3,075)
Deferred outage costs	(25,911)	(35,464)	(30,926)
Loss (gain) on sale of investments	(14,239)	6,938	40,299
Regulatory deferral of costs associated with nuclear decommissioning	5,480	(18,465)	(48,488)
Other	(8,869)	(5,021)	(16)
Change in operating assets and liabilities:
Receivables	(7,299)	1,064	(37,285)
Inventories	38,022	(29,703)	(25,479)
Prepayments and other current assets	(4,023)	(3,480)	(1,062)
Accounts payable	(729)	(1,876)	(1,582)
Accrued interest	25,488	16,408	14,386
Accrued and withheld taxes	2,307	5,996	11,705
Other current liabilities	791	6,639	(8,268)
Member power bill prepayments	(88,018)	195,514	5,000
Settlement of interest rate swaps	–	–	(33,771)

Total adjustments	196,473	382,287	106,731

Net cash provided by operating activities	230,206	408,677	125,990

Cash flows from investing activities:
Property additions	(669,206)	(627,148)	(353,831)
Plant acquisitions	–	(274,251)	–
Activity in decommissioning fund – Purchases	(608,542)	(635,081)	(751,201)
– Proceeds	603,600	630,055	743,728
Decrease (increase) in restricted cash and cash equivalents	16,105	(12,150)	37,869
Increase in restricted short-term investments	(16,696)	(80,590)	–
(Increase) decrease in investment in associated organizations	(599)	(9,033)	4,788
Activity in other long-term investments – Purchases	(6,822)	(1,963)	(185,054)
– Proceeds	18,524	2,600	193,413
Other	3,421	(3,944)	(3,453)

Net cash used in investing activities	(660,215)	(1,011,505)	(313,741)

Cash flows from financing activities:
Long-term debt proceeds	740,124	992,246	523,431
Long-term debt payments	(240,185)	(110,905)	(593,879)
Increase in short-term borrowings	22,325	143,634	140,000
Debt related costs	(14,748)	(21,812)	(9,210)
Other	15,636	11,075	4,138

Net cash provided by financing activities	523,152	1,014,238	64,480

Net increase (decrease) in cash and temporary cash investments	93,143	411,410	(123,271)
Cash and temporary cash investments at beginning of period	579,069	167,659	290,930

Cash and temporary cash investments at end of period	$672,212	$579,069	$167,659

Supplemental cash flow information:
Cash paid for –
Interest (net of amounts capitalized)	$187,958	$193,897	$181,390

Supplemental disclosure of non-cash investing and financing activities:
Change in plant expenditures included in accounts payable	$138,898	$(969)	$(10,529)

The accompanying notes are an integral part of these consolidated financial statements.

OGLETHORPE POWER CORPORATION
CONSOLIDATED STATEMENTS OF PATRONAGE CAPITAL AND MEMBERSHIP FEES AND
ACCUMULATED OTHER COMPREHENSIVE DEFICIT
For the years ended December 31, 2010, 2009 and 2008

	(dollars in thousands)
	Patronage Capital and Membership Fees	Accumulated Other Comprehensive Deficit	Total

Balance at December 31, 2007	516,570	(32,691)	483,879

Components of comprehensive margin in 2008:
Net margin	19,259	–	19,259
Realized deferred loss on interest rate swap arrangements	–	32,806	32,806
Unrealized gain on available-for-sale securities	–	(1,463)	(1,463)

Total comprehensive margin			50,602

Balance at December 31, 2008	535,829	(1,348)	534,481

Components of comprehensive margin in 2009:
Net margin	26,390	–	26,390
Unrealized gain on available-for-sale securities	–	95	95

Total comprehensive margin			26,485

Balance at December 31, 2009	562,219	(1,253)	560,966

Components of comprehensive margin in 2010:
Net margin	33,733	–	33,733
Unrealized gain on available-for-sale securities	–	784	784

Total comprehensive margin			34,517

Balance at December 31, 2010$	595,952	$(469)	$595,483

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2010, 2009 and 2008

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

    In December 2009, Flint EMC became our 39th member. Flint did not have a percentage capacity responsibility from any of our generation resources in 2010; however, it has the right to participate in any future generation resources we may acquire or construct.

b. Basis of accounting

    Our consolidated financial statements include our accounts and the accounts of our majority-owned and controlled subsidiaries. We have determined that there are no accounts of variable interest entities for which we are the primary beneficiary. This means that our accounts are combined with the subsidiaries' accounts. We have eliminated any intercompany profits and transactions in consolidation.

    We follow generally accepted accounting principles in the United States. We track our accounts in accordance with the Uniform System of Accounts of the Federal Energy Regulatory Commission as modified and adopted by the Rural Utilities Service. We also apply the accounting provisions for Regulated Operations.

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2010 and 2009 and the reported amounts of revenues and expenses for each of the three years in the period ended December 31, 2010. Actual results could differ from those estimates.

c. Patronage capital and membership fees

    We are organized and operate as a cooperative. Our members paid a total of $195 in membership fees. Patronage capital includes retained net margin. Any excess of revenue over expenditures from operations is treated as advances of capital by our members and is allocated to each of them on the basis of their percentage capacity responsibility.

    Any distributions of patronage capital are subject to the discretion of our board of directors, subject to first mortgage indenture requirements. Under the first mortgage indenture, we are prohibited from making any distribution of patronage capital to our members if, at the time of or after giving effect to, (i) an event of default exists under the indenture, (ii) our equity as of the end of the immediately preceding fiscal quarter is less than 20% of our total long-term debt and equities, or (iii) the aggregate amount expended for distributions on or after the date on which our equity first reaches 20% of our total long-term debt and equities exceeds 35% of our aggregate net margins earned after such date. This last restriction, however will not apply if, after giving effect to such distribution, our equity as of the end of the immediately preceding fiscal quarter is not less than 30% of our long-term debt and equities.

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

Accumulated Other Comprehensive Deficit
	(dollars in thousands)
	Interest Rate Swap Arrangements	Available- for-sale Securities	Total

Balance at December 31, 2007	$(32,806)	$115	$(32,691)
Realized deferred loss	32,806	–	32,806
Unrealized loss	–	(1,463)	(1,463)

Balance at December 31, 2008	–	(1,348)	(1,348)
Unrealized gain	–	95	95

Balance at December 31, 2009	–	(1,253)	(1,253)
Unrealized gain	–	784	784

Balance at December 31, 2010	$–	$(469)	$(469)

e. Margin policy

    We are required under the first mortgage indenture to produce a margins for interest ratio of at least 1.10. For the years 2010, 2009 and 2008, we achieved a margins for interest ratio of 1.14, 1.12 and 1.10, respectively.

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

    Operating revenues from non-members consisted primarily of off-system sales to third parties.

    The following table reflects members whose revenues accounted for 10% or more of our total operating revenues in 2010, 2009 and 2008:

	2010	2009	2008

Cobb EMC	14.5%	15.0%	12.8%
Jackson EMC	11.6%	11.6%	11.4%
Sawnee EMC	10.6%	10.2%	10.4%

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

h. Nuclear fuel cost

    The cost of nuclear fuel, including a provision for the disposal of spent fuel, is being amortized to fuel expense based on usage. The total nuclear fuel expense for 2010, 2009 and 2008 amounted to approximately $65,916,000, $52,163,000, and $48,987,000, respectively.

    Contracts with the U.S. Department of Energy have been executed to provide for the permanent disposal of spent nuclear fuel produced at Plants Hatch and Vogtle. The Department of Energy failed to begin disposing of spent fuel in January 1998 as required by the contracts, and Georgia Power Company, as agent for the co-owners of the plants, is pursuing legal remedies against the Department of Energy for breach of contract. An on-site dry storage facility for Plant Hatch is operational and can be expanded to accommodate spent fuel through the life of the plant. Sufficient storage capacity is available at Plant Vogtle in the spent fuel pools to maintain full core discharge capacity for both units into 2014.

    On July 9, 2007, the U.S. Court of Federal Claims found in favor of Southern Company and awarded damages in the amount of $59,900,000 for Plant Hatch and Plant Vogtle. Our share of the award is $17,980,000. The decision has been appealed by the Department of Energy. No amounts have been recognized in the financial statements as of December 31, 2010. The final outcome of this matter cannot be determined at this time. Our rate-making treatment of any such future award received would be passed on to our members.

i. Asset retirement obligations

    The accounting and reporting for asset retirement obligations are done under the authoritative guidance related to Asset Retirement Obligations. The liability recognized primarily relates to our nuclear facilities. We also recognized retirement obligations for ash ponds, landfill sites and asbestos removal.

    Under the accounting provisions for Regulated Operations, we may record an offsetting regulatory asset or liability to reflect the difference in timing of recognition of the costs of decommissioning for financial statement purposes and for ratemaking purposes for both the cumulative effect of adoption and for future period timing differences. There was no cumulative effect to net margin resulting from the adoption of accounting for Asset Retirement Obligations. We estimate an annual decrease of approximately $1,900,000 over the next several years to the regulatory asset.

    Accounting for Asset Retirement Obligations does not permit non-regulated entities to accrue future retirement costs associated with long-lived assets for which there are no legal obligations to retire. In accordance with regulatory treatment of these costs, we continue to recognize the retirement costs for these other obligations in depreciation rates. These costs are reflected on the balance sheet as "Accumulated retirement costs for other obligations" under the caption "Deferred credits and other liabilities."

    In December 2009, Georgia Power provided us with revised asset retirement obligations studies associated with decommissioning at Plants Hatch and Vogtle. The studies were based on the completed plant decommissioning cost estimates and were in accordance with the standards defined in the accounting guidance related to Asset Retirement Obligations. The 2009 studies resulted in a change in the cash flow estimates of nuclear decommissioning costs as noted in the following table.

    The following tables reflect the details of the Asset Retirement Obligations included in the balance sheets for the years 2010 and 2009.

	(dollars in thousands)
	Balance at 12/31/09	Liabilities Incurred (Settled)	Accretion	Change in Cash Flow Estimate	Balance at 12/31/10

Nuclear decommissioning	$255,654	$–	$16,543	$–	$272,197
Other	8,981	(1,201)	588	(69)	8,299

Total	$264,635	$(1,201)	$17,131	$(69)	$280,496

	(dollars in thousands)
	Balance at 12/31/08	Liabilities Incurred (Settled)	Accretion	Change in Cash Flow Estimate	Balance at 12/31/09

Nuclear decommissioning	$273,034	$–	$17,704	$(35,084)	$255,654
Other	8,424	–	557	–	8,981

Total	$281,458	$–	$18,261	$(35,084)	$264,635

    As previously discussed, we defer the timing differences between cost recognition under the accounting guidance for Asset Retirement Obligations and cost recovery for ratemaking purposes. Increases and decreases to the regulatory asset are reflected on the accompanying balance sheets as "Deferred asset associated with retirement obligations."

    Consistent with our ratemaking, unrealized gains and losses from the decommissioning trust fund are recorded as an increase or decrease to the regulatory asset or liability.

j. Nuclear decommissioning trust fund

    The Nuclear Regulatory Commission requires all licensees operating commercial power reactors to establish a plan for providing, with reasonable assurance, funds for decommissioning. We have established external trust funds to comply with the Nuclear Regulatory Commission's regulations. The funds set aside for decommissioning are managed and invested in accordance with applicable requirements of our board of directors and the Nuclear Regulatory Commission. Funds are invested in a diversified mix of equity and fixed income securities. At December 31, 2010 and 2009, equity securities comprised 57% and 55% of the external funds and fixed income securities comprised 43% and 45%, respectively. The Nuclear Regulatory Commission's minimum external funding requirements are based on a generic estimate of the cost to decommission the radioactive portions of a nuclear unit based on the size and type of reactor. We have filed plans with the Nuclear Regulatory Commission to ensure that, over time, the deposits and earnings of the external trust funds will provide the minimum funding amounts prescribed by the Nuclear Regulatory Commission. We also maintain internal reserves that can be transferred to the external trust fund as needed. All realized gains, losses and earned income associated with the nuclear decommissioning fund are reflected within the "Cash flows from operating activities" and "Cash flows from investing activities" sections, respectively, of the cash flow statement. Purchases, including reinvestments of earned income, and sales are reflected in the "Activity in decommissioning fund" line of the "Cash flows from investing activities" section of the cash flow statement. For the periods ending December 31, 2010 and 2009, realized gains and (losses) totaled $20,647,000 and ($663,000), respectively.

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

    We have not recorded any provision for decommissioning during the years 2010, 2009 and 2008 because the balance in the decommissioning trust fund at December 31, 2010 is expected to be sufficient to fund the nuclear decommissioning obligation in future years. In projecting future costs, the escalation rate for labor, materials and equipment was assumed to be 2.4%. We assume a 6.0% earnings rate for our decommissioning trust fund assets. Since inception (1990) to 2010, the nuclear decommissioning trust fund has produced a return in excess of 7.0%. Notwithstanding the results of the revised site studies, our management believes that any increase in cost estimates of decommissioning can be recovered in future rates.

k. Depreciation

    Depreciation is computed on additions when they are placed in service using the composite straight-line method. Annual depreciation rates, as approved by the Rural Utilities Service, in effect in 2010, 2009 and 2008 were as follows:

	Range of Useful Life in years*	2010	2009	2008

Steam production	49-65	1.56%	1.52%	1.42%
Nuclear production	37-60	1.50%	1.90%	2.39%
Hydro production	50	2.00%	2.00%	2.00%
Other production	27-33	2.60%	3.00%	3.03%
Transmission	36	2.75%	2.75%	2.75%
General	3-50	2.00-33.33%	2.00-33.33%	2.00-33.33%

* Calculated based on the composite depreciation rates in effect for 2010.

    Depreciation expense for the years 2010, 2009 and 2008 was $144,715,000, $133,235,000, and $119,067,000, respectively. In 2009, the Nuclear Regulatory Commission granted 20-year license extensions for Plant Vogtle Units No. 1 and No. 2.

l. Electric plant

    Electric plant is stated at original cost, which is the cost of the plant when first dedicated to public service, plus the cost of any subsequent additions. Cost includes an allowance for the cost of equity and debt funds used during construction. The cost of equity and debt funds is calculated at the embedded cost of all such funds. For the years ended 2010, 2009 and 2008, the allowance for funds used during construction rates were 5.73%, 5.54% and 6.10%, respectively.

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

n. Restricted cash

    The restricted cash balance at December 31, 2010 consisted of $6,300,000 of clean renewable energy bond proceeds on deposit with CoBank to fund a qualifying project at the Rocky Mountain Pumped Storage Hydroelectric facility. At December 31, 2009, restricted cash consisted of $10,940,000, utilized in January of 2010 for payment of principal on certain pollution control bonds, and $11,465,000 of clean renewable energy bond proceeds on deposit with CoBank.

o. Restricted short-term investments

    At December 31, 2010 and 2009, we had $97,286,000 and $80,590,000, respectively, on deposit with the Rural Utilities Service in the Cushion of Credit Account. The restricted funds will be utilized for future Rural Utilities Service/Federal Financing Bank debt service payments. The deposit earns interest at a Rural Utilities Service-guaranteed rate of 5% per annum.

p. Inventories

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

    At December 31, 2010 and 2009, fossil fuels inventories were $54,348,000 and $101,993,000, respectively. Inventories for spare parts at December 31, 2010 and 2009 were $117,467,000 and $107,844,000, respectively.

q. Deferred charges

    We account for both coal-fire outage and nuclear refueling outage costs as deferred outage costs. Coal-fired outage costs, which are accounted for as regulatory assets, are deferred and subsequently amortized on a straight-line basis to expense over an 18 to 24-month period. Nuclear refueling outage costs, which are accounted for as regulatory assets, are deferred and subsequently amortized on a straight line basis to expense over the 18-month and 24-month operating cycles of each unit.

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

    As of December 31, 2010, the remaining amortization periods for deferred outage costs, debt issuance costs and premium and loss on reacquired debt range from approximately 1 to 32 years.

	(dollars in thousands)
	Balance at 12/31/09	Additions	Amortization	Balance at 12/31/10

Outage costs	$31,319	$25,911	$(33,434)	$23,796
Debt issuance costs	57,262	12,652	(10,712)	59,202
Premium (loss) on reacquired debt	122,847	2,095	(13,372)	111,570

r. Deferred credits and liabilities

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

s. Regulatory assets and liabilities

    We apply the accounting guidance for Regulated Operations. Regulatory assets represent certain costs that are probable of recovery from our members in future revenues through rates under the wholesale power contracts with our members extending through December 31, 2050. Future revenues are expected to provide for recovery of previously incurred costs and are not calculated to provide for expected levels of similar future costs. Regulatory liabilities represent certain items of income that we are retaining and that will be applied in the future to reduce revenues required to be recovered from members.

    In 2009, the Nuclear Regulatory Commission granted 20-year license extensions for Plant Vogtle Units No. 1 and No. 2 beyond the initial 40-year operating licenses. Prior to the granted extensions, we were deferring the difference between Plant Vogtle depreciation expenses based on the then 40-year operating license versus and the applied for 20-year license extension. The difference in the accumulated depreciation expenses are reflected in the "Deferred depreciation expense" line item in the table below and are being amortized to depreciation expense over the extended license period.

    In December 2008, we recorded an other-than-temporary impairment on $7,300,000 of our auction rate securities issued by Anchorage Finance Sub-Trust, an investment vehicle of AMBAC Assurance Corp. that we had previously recorded as a temporary impairment, as a result of failed auctions, credit rating downgrades and the conversion of such securities to auction market preferred shares by AMBAC. The impairment is recorded as a regulatory asset and is reflected as "Deferred investment impairment losses" in the table below and is included on the balance sheet under the caption "Deferred charges" in the line item "Other." This amount is being amortized as a charge to income over a period of seven years.

    Other regulatory assets in the table below are included on the balance sheets under the caption "Deferred charges" in the line item "Other."

    The following regulatory assets and (liabilities) are reflected on the accompanying balance sheets as of December 31, 2010 and 2009:

	(dollars in thousands)
	2010	2009

Premium and loss on reacquired debt	$111,570	$122,847
Deferred amortization on capital leases	64,561	77,755
Deferred outage costs	23,796	31,319
Deferred interest rate swap termination fees	25,306	29,296
Asset retirement obligations	15,699	31,412
Deferred depreciation expense	52,632	54,056
Deferred investment impairment losses	5,214	6,257
Other regulatory assets	12,357	4,984
Accumulated retirement costs for other obligations	(39,205)	(43,955)
Net benefit of Rocky Mountain transactions	(50,965)	(54,151)
Other regulatory liabilities	(23,887)	(10,358)

Net assets (liabilities)	$197,078	$249,462

    In the event that competitive or other factors result in cost recovery practices under which we can no longer apply the accounting for Regulated Operations, we would be required to eliminate all regulatory assets and liabilities that could not otherwise be recognized as assets and liabilities by businesses in general. In addition, we would be required to determine any impairment to other assets, including plant, and write-down those assets, if impaired, to their fair value.

    All of the regulatory assets and liabilities included in the table above are being recovered or refunded to our members on a current, ongoing basis in our rates. The remaining recovery period for the regulatory assets ranges from approximately 1 to 37 years, except for the asset retirement obligations regulatory assets which have a recovery period of 8 to 37 years. The remaining refund period for the regulatory liabilities are approximately 16 years for the Rocky Mountain transactions and over the lives of the plants for accumulated retirement costs for other obligations.

t. Other income (expense)

    The components of the other income (expense) line item within the Consolidated Statement of Revenues and Expenses were as follows:

	(dollars in thousands)
	2010	2009	2008

Capital credits from associated companies (Note 2)	$2,096	$1,921	$2,731
Net revenue from Georgia Transmission and Georgia System Operations for shared Administrative and General costs	3,834	1,375	1,803
Miscellaneous other	(564)	(447)	(371)

Total	$5,366	$2,849	$4,163

u. Member power bill prepayments

    In December 2008, we instituted a power bill prepayment program pursuant to which members can prepay their power bills from us at a discount based on our avoided cost of borrowing. The prepayments are credited against the participating members' power bills in the month(s) agreed upon in advance. The discounts are credited each and every month against the power bills and are recorded on our books as a reduction to member revenues. At December 31, 2010, member power bill prepayments as reflected on the consolidated balance sheets, including unpaid discounts, were $112,496,000, of which, $71,496,000 is classified as current liabilities and $41,000,000 as deferred credits and other liabilities. The prepayments are being applied against members' power bills through November 2017, with the majority of the remaining balance scheduled to be applied in 2011.

v. Presentation

    Certain prior year amounts have been reclassified to conform with the current year presentation.

w. New accounting pronouncements

    In January 2010, the Financial Accounting Standards Board (FASB) issued Fair Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements. The new guidance provides for improved disclosure requirements about fair value measurements and requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. The guidance also clarifies that fair value measurement disclosures are required for each asset class. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), the standard also requires a reporting entity to present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one number). We adopted this new guidance beginning with the quarter ended March 31, 2010 except that the requirement to present Level 3 activity separately is not effective for us until the quarter ending March 31, 2011. The adoption of the standard did not have a material effect on our disclosures.

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

    In February 2010, the FASB amended its authoritative guidance related to subsequent events to alleviate potential conflicts with current SEC guidance. Effective immediately, these amendments remove the requirement that a SEC filer disclose the date through which it has evaluated subsequent events. The adoption of this guidance did not have a material impact on our disclosure.

2. Financial instruments:

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

  (3)
  Cost approach.    The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (often referred to as current replacement cost). This approach assumes that the fair value would not exceed what it would cost a market participant to acquire or construct a substitute asset or comparable utility adjusted for obsolescence.

    The table below details assets and liabilities measured at fair value on a recurring basis for the periods ending December 31, 2010 and 2009, respectively.

	Fair Value Measurements at Reporting Date Using

	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Valuation Technique

	(dollars in thousands)
Decommissioning funds:
Domestic equity	$105,523	$105,523	$–	$–		(1)
International equity	43,619	43,619	–	–		(1)
Corporate bonds	53,847	53,847	–	–		(1)
U.S. Treasury and government agency securities	47,649	47,649	–	–		(1)
Agency mortgage and asset backed securities	7,926	7,926	–	–		(1)
Derivative instruments	(452)	–	–	(452)		(3)
Other	7,371	7,371	–	–		(1)
Bond, reserve and construction funds	2,815	2,815	–	–		(1)
Long-term investments	79,212	70,541	–	8,671	(1)	(1) (3)
Natural gas swaps	(2,054)	–	(2,054)	–		(1)

	Fair Value Measurements at Reporting Date Using

	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Valuation Technique

	(dollars in thousands)
Decommissioning funds
Domestic equity	$90,583	$90,583	$–	$–		(1)
International equity	40,572	40,572	–	–		(1)
Corporate bonds	48,491	48,491	–	–		(1)
U.S. Treasury and government agency securities	49,885	49,885	–	–		(1)
Agency mortgage and asset backed securities	9,240	9,240	–	–		(1)
Preferred stock	1,463	–	1,463	–		(1)
Derivative instruments	(260)	–	–	(260)		(3)
Other	(228)	(2,344)	–	2,116		(1)
Bond, reserve and construction funds	3,982	3,982	–	–		(1)
Long-term investments	87,129	60,119	–	27,010	(1)	(1) (3)
Natural gas swaps	(12,516)	–	(12,516)	–		(1)

(1)
Represents auction rate securities investments we hold.

    The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis during the twelve months ended December 31, 2010 and 2009, respectively.

	Year Ended December 31, 2010

	Decommissioning funds	Long-term investments

	(dollars in thousands)
Assets:
Balance at December 31, 2009	$(260)	$27,010
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	(192)	–
Impairment included in other comprehensive deficit	–	661
Purchases, issuances, liquidations	–	(19,000)

Balance at December 31, 2010	$(452)	$8,671

	Year Ended December 31, 2009

	Decommissioning funds	Long-term investments

	(dollars in thousands)
Assets:
Balance at December 31, 2008	$6,085	$29,643
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	(6,345)	–
Impairment included in other comprehensive deficit	–	(33)
Purchases, issuances, liquidations	–	(2,600)

Balance at December 31, 2009	$(260)	$27,010

    The assets included in the "Long-term investments" column in each of the Level 3 tables above are auction rate securities. As a result of market conditions, including the failure of auctions for the auction rate securities in which we invested, the fair value of these auction rate securities was determined using an income approach based on a discounted cash flow model. The discounted cash flow model utilized projected cash flows at current rates, which was adjusted for illiquidity premiums based on discussions with market participants. At December 31, 2010, we held auction rate securities with maturity dates ranging from November 1, 2044 to December 1, 2045.

    In 2010, we sold $19,000,000 of our auction rate securities which resulted in a loss of $475,000, recorded to investment income. Proceeds from the sales have been reinvested to yield a return that we expect will result in the recovery of losses in less than two years. In 2009, we had a temporary impairment on our auction rate securities of $1,690,000. Based on the fair value of the remaining auction rate securities held at December 31, 2010, we recorded a ($661,000) incremental adjustment to the temporary impairment. The temporary impairment is reflected in "Accumulated other comprehensive deficit" on the Consolidated Balance Sheets. The various assumptions we utilized to determine the fair value of our auction rate securities investments will vary from period to period based on the prevailing economic conditions. If the market for our auction rate securities investments should deteriorate, we may need to increase the illiquidity premium used in preparing a discounted cash flow model for these securities. A 25 basis point increase in the illiquidity premium used to determine the fair value of these investments at December 31, 2010, would have resulted in a decrease in the fair value of our auction rate securities investments by approximately $1,609,000.

    These investments were rated A3 by Moody's Investors Service and AAA by Fitch as of December 31, 2010. Therefore, it is expected that the investments will not be settled at a price less than par value. Because we do not intend to sell unless we can recover our cost basis in a relatively short period of time, and it is not more likely than not that we will be required to sell the securities, we considered the investments to be temporarily impaired at December 31, 2010.

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

    The estimated fair values of our long-term debt at December 31, 2010 and 2009 were as follows (in thousands):

	2010		2009
	Cost	Fair Value	Cost	Fair Value

Long-term debt	$4,657,127	$5,139,336	$4,178,981	$4,500,762

    The fair value of long-term debt is estimated based on quoted market prices for the same or similar issues or on the current rates offered to us for debt of similar maturities. Our three primary sources of long-term debt consist of first mortgage bonds, pollution control revenue bonds and long-term debt issued by the Federal Financing Bank. We also have small amounts of long term debt provided by the Rural Utilities Service and by CoBank. The valuations for the first mortgage bonds and the pollution control revenue bonds are provided by a third-party investment banking firm. These valuations are based on market prices for similar debt in active markets. Valuations for debt issued by the Federal Financing Bank and Rural Utilities Service are based on U.S. Treasury rates as of December 31, 2010 (plus a spread of 1/8 percent). The additional spread of 1/8 percent is reflective of the "cost" the Rural Utilities Service attributes to making these loans to an "A" rated borrower. We use an interest rate quote sheet provided by CoBank for valuation of the CoBank debt. The quotes contained in CoBank's rate sheet are adjusted for our "A" credit rating.

    We use the methods and assumptions described above to estimate the fair value of each class of financial instruments. For cash and cash equivalents, restricted cash and receivables the carrying amount approximates fair value because of the short-term maturity of those instruments.

Derivative instruments

    Our risk management committee provides general oversight over all risk management activities, including but not limited to, commodity trading and investment portfolio management. We use commodity trading derivatives, which are designated as hedging instruments under authoritative guidance for Accounting for Derivatives and Hedging, to manage our exposure to fluctuations in the market price of natural gas. Consistent with our rate-making treatment for energy costs which are flowed-through to our members, unrealized gains or losses on the natural gas swaps are reflected as an unbilled receivable. Within our nuclear decommissioning trust fund, derivatives including options, swaps and credit default swaps which are non-speculative, are utilized to mitigate volatility associated with duration, default, yield curve and the interest rate risks of the portfolio. We do not hold or enter into derivative transactions for trading or speculative purposes. Consistent with our rate-making treatment, unrealized gains or losses from the decommissioning trust fund are recorded as an increase or decrease to the regulatory asset or liability.

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

    At December 31, 2010, the estimated fair value of our natural gas contracts was an unrealized loss of approximately $2,054,000.

    We are exposed to credit risk as a result of entering into these hedging arrangements. Credit risk is the potential loss resulting from a counterparty's nonperformance under an agreement. We manage credit risk with policies and procedures for, among other things, counterparty analysis, exposure measurement, and exposure monitoring and mitigation.

    It is possible that volatility in commodity prices could cause us to have credit risk exposures with one or more counterparties. If such counterparties fail to perform their obligations, we could suffer a financial loss. However, as of December 31, 2010, all of the counterparties with transaction amounts outstanding in our hedging portfolio are rated above investment grade by the major rating agencies or have provided a guaranty from one of their affiliates that is rated above investment grade.

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

    The contractual agreements contain provisions that could require us or the counterparty to post collateral or credit support. The amount of collateral or credit support that could be required is calculated as the difference between the aggregate fair value of the hedges and pre-established credit thresholds. The credit thresholds are contingent upon each party's credit standing and credit ratings from the major credit rating agencies. The collateral and credit support requirements vary by contract and by counterparty. We may only post credit support in the form of a letter of credit due to provisions within our Rural Utilities Service Loan Contract; however, we may receive collateral in the form of cash or credit support. As of December 31, 2010, neither we nor any counterparties were required to post credit support or collateral under any of these agreements. If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2010 due to our credit rating being downgraded below investment grade, we could have been required to post letters of credit totaling up to $2,054,000 with our counterparties.

    The following table reflects the volume activity of our natural gas derivatives as of December 31, 2010 that are expected to settle each year:

Natural Gas Swaps
Year	(MMBTUs)
(in millions)

2011	3.48
2012	0.85
–

Total	4.33

    The table below reflects the fair value of derivative instruments and their effect on our consolidated balance sheets for the period ending December 31, 2010.

	Balance Sheet Location	Fair Value

		(dollars in thousands)
		2010	2009
Designated as hedges under authoritative guidance related to derivatives and hedging activities:
Assets
Natural Gas Swaps	Receivables	$2,629	$12,520
Natural Gas Swaps	Receivables	(575)	(4)

Total assets designated as hedges under authoritative guidance related to derivatives and hedging activities		$2,054	$12,516

Liabilities
Natural Gas Swaps	Other current liabilities	$2,629	$12,520
Natural Gas Swaps	Other current liabilities	(575)	(4)

Total liabilities designated as hedges under authoritative guidance related to derivatives and hedging activities		$2,054	$12,516

Not designated as hedges under authoritative guidance related to derivatives and hedging activities:
Assets
Nuclear decommissioning trust	Decommissioning fund	$290	$202
Nuclear decommissioning trust	Decommissioning fund	(742)	(462)
Nuclear decommissioning trust	Deferred asset associated with retirement obligations	231	300
Nuclear decommissioning trust	Deferred asset associated with retirement obligations	(359)	(203)

Total not designated as hedges under authoritative guidance related to derivatives and hedging activities		$(580)	$(163)

    The following table presents the gains and (losses) on derivative instruments recognized in income for the year ended December 31, 2010.

Effect of Derivative Instruments on the Consolidated Statement of Revenues and Expenses
	Income Statement Location	2010	2009

		(dollars in thousands)
Designated as hedges under authoritative guidance related to derivatives and hedging activities
Natural Gas Swaps	Purchase power	$–	$46
Natural Gas Swaps	Purchase power	$(19,734)	$(30,635)
Not designated as hedges under authoritative guidance related to derivatives and hedging activities
Nuclear decommissioning trust	Investment income	2,689	3,477
Nuclear decommissioning trust	Investment income	(2,564)	(3,702)

Total losses on derivatives		$(19,609)	$(30,814)

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

Investments in debt and equity securities

    Under Accounting for Investments – Debt and Equity Securities, investment securities we hold are classified as available-for-sale. Available-for-sale securities are carried at market value with unrealized gains and losses, net of any tax effect, added to or deducted from patronage capital. Unrealized gains and losses from investment securities held in the decommissioning fund, which are also classified as available-for-sale, are directly added to or deducted from deferred asset retirement obligations costs. All realized and unrealized gains and losses are determined using the specific identification method. Approximately 67% of these gross unrealized losses were in effect for less than one year. These losses were primarily due to investments in fixed income securities held in the nuclear decommissioning trust fund. Consistent with our ratemaking, unrealized gains and losses from the decommissioning trust fund are recorded as an increase or decrease to the regulatory asset.

    For those securities considered to be available-for-sale, the following table summarizes the activities for those securities as of December 31, 2010 and 2009:

	(dollars in thousands)

	Gross Unrealized
2010	Cost	Gains	Losses	Fair Value

Equity	$137,492	$42,622	$(2,482)	$177,632
Debt	158,706	9,130	(4,879)	162,957
Other	7,035	3	(118)	6,920

Total	$303,233	$51,755	$(7,479)	$347,509

	Gross Unrealized
2009	Cost	Gains	Losses	Fair Value

Equity	$127,704	$35,003	$(3,671)	$159,036
Debt	170,033	15,685	(13,089)	172,629
Other	(815)	7	–	(808)

Total	$296,922	$50,695	$(16,760)	$330,857

    All of the available-for-sale investments are marked to market in the accompanying Consolidated Balance Sheets, therefore the carrying value equals the fair value.

    The contractual maturities of debt securities available-for-sale, which are included in the estimated fair value table above, at December 31, 2010 and 2009 are as follows:

	(dollars in thousands)
	2010		2009
	Cost	Fair Value	Cost	Fair Value

Due within one year	$24,887	$24,862	$38,270	$39,377
Due after one year through five years	32,182	32,979	39,171	50,625
Due after five years through ten years	59,336	62,375	20,668	21,086
Due after ten years	42,301	42,741	71,924	61,541

Total	$158,706	$162,957	$170,033	$172,629

    The following table summarizes the realized gains and losses and proceeds from sales of securities for the years ended December 31, 2010, 2009 and 2008:

	(dollars in thousands)
	For the years ended December 31,
	2010	2009	2008

Gross realized gains	$24,634	$17,537	$9,430
Gross realized losses	(10,395)	(24,475)	(49,729)
Proceeds from sales	622,124	633,707	978,573

Investment in associated companies, at cost

    Investments in associated companies were as follows at December 31, 2010 and 2009:

	(dollars in thousands)
	2010	2009

National Rural Utilities Cooperative Finance Corporation (CFC)	$23,979	$23,977
CoBank, ACB	3,433	3,321
CT Parts, LLC	5,640	3,488
Georgia Transmission Corporation	17,634	15,977
Georgia System Operations Corporation	4,009	5,136
Other	1,430	1,300

Total	$56,125	$53,199

    The National Rural Utilities Cooperative Finance Corporation (CFC) investments are primarily in the form of capital term certificates and are required in conjunction with our membership in CFC. Accordingly, there is no market for these investments. The investments in CoBank and Georgia Transmission represent capital credits. Any distributions of capital credits are subject to the discretion of the board of directors of CoBank and Georgia Transmission. The investments in Georgia System Operations represent loan advances. The loan repayment schedule ends in December 2014.

    CT Parts, LLC is an affiliated organization formed by Oglethorpe and Smarr EMC for the purpose of purchasing and maintaining a spare parts inventory and administration of contracted services for combustion turbine generation facilities. Such investment is recorded at cost.

    We and our 39 members are members of Georgia Transmission. Georgia Transmission provides transmission services to its members for delivery of its members' power purchases from us and other power suppliers. We have entered into agreement with Georgia Transmission to provide transmission services for third party transactions and for service to our own facilities. For 2010, 2009, and 2008, we incurred expenses from Georgia Transmission of $25,491,000, $23,678,000, and $22,495,000, respectively.

    We, Georgia Transmission and our 39 members are members of Georgia Systems Operations. Georgia Systems Operations operates the system control center and currently provides us system operations services and administrative support services. For 2010, 2009, and 2008, we incurred expenses from Georgia Systems Operations of $16,848,000, $17,467,000, and $15,130,000, respectively.

    Smarr EMC is a Georgia electric membership corporation owned by 36 of our 39 members. Smarr EMC owns two combustion turbine facilities. We provide operations, financial and management services for Smarr EMC.

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

    In addition to the funding of the guaranteed investment contract, the proceeds also funded the Payment Undertaking Agreements with Rabobank Nederland. RMLC paid $640,611,000 to fund these Payment Undertaking Agreements with Rabobank whose senior debt obligations are rated AAA by S&P and Aaa by Moody's. In return, Rabobank undertook to pay all of RMLC's periodic basic rent payments under the Facility Subleases and to pay the remaining portion of the fixed purchase price ($714,923,000) should we, through RMLC, elect to repurchase the facility at the end of the base lease term. RMLC's corresponding lease obligations have been extinguished for financial reporting purposes. RMLC remains liable for all payments of basic rent under the Facility Leases if the Payment Undertaker fails to make such payments, although the owner trusts have agreed to use due diligence to pursue the Payment Undertaker before pursuing payment from us or RMLC. In 2010, RMLC would have been required to make basic rent payments totaling $57,630,000 to the owner trusts if the Payment Undertaker had failed to make such payment. The fair value amount relating to the guarantee of basic rent payments is immaterial principally due to the high credit rating of the Payment Undertaker.

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

    We account for income taxes pursuant to the authoritative guidance for accounting for income taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.

    The difference between the statutory federal income tax rate on income before income taxes and our effective income tax rate is summarized as follows:

	2010	2009	2008

Statutory federal income tax rate	35.0%	35.0%	35.0%
Patronage exclusion	(32.9%)	(31.4%)	(30.1%)
Tax credits	0.0%	(0.1%)	(0.1%)
Other	(2.1%)	(3.6%)	(4.9%)

Effective income tax rate	(0.0%)	(0.1%)	(0.1%)

    The components of the net deferred tax assets as of December 31, 2010 and 2009 were as follows:

	(dollars in thousands)
	2010	2009

Deferred tax assets
Net operating losses	$29,724	$60,054
Tax credits (alternative minimum tax and other)	1,633	1,633

	31,357	61,687
Less: Valuation allowance	(31,357)	(37,687)

Net deferred tax assets	$0	$24,000

Deferred tax liabilities
Depreciation	$–	$–

	–	–

Net deferred tax liabilities	$–	$–

    As of December 31, 2010, we have federal tax net operating loss carryforwards and alternative minimum tax credits as follows:

	(dollars in thousands)

Expiration Date	Minimum Alternative Tax Credits	Tax Credits	NOLs

2018	$–	$–	$61,533
2019	–	–	10,516
2020	–	–	4,362
None	1,633	–	–

	$1,633	$–	$76,411

    The net operating loss expiration dates start in the year 2018 and end in the year 2020. Due to the tax basis method for allocating patronage and as shown by the above valuation allowance, it is not likely that the deferred tax assets related to tax credits and net operating losses will be realized. The change in the valuation allowance from 2009 to 2010 was the result of the reduction in deferred tax assets due to the utilization and expiration of tax credits, net operating losses and the implementation of authoritative guidance.

    The authoritative guidance for income taxes addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. We may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.

    We file a U.S. federal consolidated income tax return. The U.S. federal statute of limitations remains open for the year 2007 forward. State jurisdictions have statutes of limitations generally ranging from three to five years from the filing of an income tax return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. Years still open to examination by tax authorities in major state jurisdictions include 2007 forward.

    As a result of the adoption of the authoritative guidance, we recognized a $96,000,000 increase in the liability for unrecognized tax benefits. This change in the liability resulted in no decrease to the January 1, 2009 balance of patronage capital as the effects were offset by recognition of deferred tax assets. During each of the third quarters of 2009 and 2010, the two remaining open years expired. Accordingly, this liability and related deferred tax asset was reduced by $24,000,000 during each third quarter. At the end of the third quarter of 2010, the last open year related to uncertain tax position expired.

    The unrecognized tax benefit reconciliation from beginning balance to ending balance is as follows for the years 2010, 2009, and 2008:

(dollars in thousands)

Unrecognized tax benefits at year end (December 31, 2008)	$72,000

Reduction of tax positions as a result of statue of limitation expiration	(24,000)

Unrecognized tax benefits at year end (December 31, 2008)	$48,000

Reduction of tax positions as a result of statue of limitation expiration	(24,000)

Unrecognized tax benefits at year end (December 31, 2009)	$24,000

Reduction of tax positions as a result of statue of limitation expiration	(24,000)

Unrecognized tax benefits at year end (December 31, 2010)	$–

4. Capital leases:

    In 1985, we sold and subsequently leased back from four purchasers their 60% undivided ownership interest in Scherer Unit No. 2. The gain from the sale is being amortized over a 36-year term, which includes the basic term and a guaranteed minimum extension term provided for in the leases. The renewal provisions provide that we may extend the leases for a period beyond the guaranteed minimum extension term, subject to fulfilling certain contractual requirements included in the leases.

    In 2000, we entered into a power purchase and sale agreement with Doyle I, LLC (Doyle Agreement) to purchase all of the output from a five-unit generation facility (Doyle) for a period of 15 years.

    The minimum lease payments under the capital leases together with the present value of the net minimum lease payments as of December 31, 2010 are as follows:

Year Ending December 31,	(dollars in thousands)

	Scherer Unit No. 2	Doyle	Total

2011	$31,859	$12,447	$44,306
2012	31,772	12,447	44,219
2013	24,093	12,447	36,540
2014	16,326	12,447	28,773
2015	16,326	18,297	34,623
2016-2021	97,957	—	97,957

Total minimum lease payments	218,333	68,085	286,418
Less: Amount representing interest	(63,887)	(9,970)	(73,857)

Present value of net minimum lease payments	154,446	58,115	212,561
Less: Current portion	(24,063)	(9,210)	(33,273)

Long-term balance	$130,383	$48,905	$179,288

    The interest rate on the Scherer No. 2 lease obligation is 6.97%. For Doyle, the lease payments vary to the extent the interest rate on the lessor's debt varies from 6.00%. At December 31, 2010, the weighted average interest rate on the Doyle lease obligation was 6.06% as compared to 6.02% at December 31, 2009.

    The Scherer No. 2 lease and the Doyle Agreement are reported as capital leases. For rate-making purposes, however, we include the actual lease payments in our cost of service. The difference between lease payments and the aggregate of the amortization on the capital lease asset and the interest on the capital lease obligation is recognized as a regulatory asset on the balance sheet. Capital lease amortization is recorded in depreciation and amortization expense.

5. Debt:

    Long-term debt consists of first mortgage notes payable to the United States of America acting through the Federal Financing Bank and the Rural Utilities Service, first mortgage bonds payable, first mortgage notes issued in conjunction with the sale by public authorities of pollution control bonds, and first mortgage notes payable to CoBank. Substantially all of our owned tangible and certain of our intangible assets are pledged under our first mortgage indenture as collateral for the Federal Financing Bank and Rural Utilities Service notes, the first mortgage bonds, the first mortgage notes issued in conjunction with the sale of pollution control bonds, and CoBank first mortgage notes.

    In March 2010, the Development Authority of Burke County (Georgia) and the Development Authority of Monroe County (Georgia) issued, on our behalf, $133,550,000 in aggregate principal amount of tax-exempt pollution control revenue bonds for the purpose of refunding certain pollution control revenue bonds previously issued by the development authorities on our behalf. The principal payments for the refinanced bonds were made April 1, 2010. These bonds are secured under the first mortgage indenture.

    In November 2010, we issued $450,000,000 of first mortgage bonds, Series 2010 A for the purpose of financing a portion of constructing Plant Vogtle Units No. 3 and No. 4 (including redeeming commercial paper issued in connection with the construction of these new nuclear units) and to provide liquidity for general corporate purposes. These first mortgage bonds are secured under the first mortgage indenture.

    In December 2010, we refinanced $8,025,500 of our existing RUS 5% direct loan in the same amount at a lower composite through the issuance of a promissory note from the CFC. This CFC note is secured under the first mortgage indenture.

    The annual interest requirement on our long-term debt for 2011 is estimated to be $298,062,000.

    Maturities for long-term debt and capital lease obligations through 2015 are as follows:

	(dollars in thousands)
	2011	2012	2013	2014	2015

FFB	$103,622	$88,548	$91,694	$95,626	$99,833
CFC	637	730	767	806	848
CoBank	435	490	551	621	698
PCBs(1)(2)	31,969	129,591	81,868	22,258	–
CREBs	1,010	1,010	1,010	1,010	1,010

	137,673	220,369	175,890	120,321	102,389
Capital Leases(3)	33,274	32,508	25,726	18,705	26,279

Total	$170,947	$252,877	$201,616	$139,026	$128,668

(1)
Amounts reflect only our 83.14% share of the pollution control bond maturities and do not include Georgia Transmission assumed share. The 2011 maturity, in the amount of $10 million, was refinanced on an interim basis with commercial paper in January 2011, and a plan is in place to refinance this with long-term pollution control bond debt in March 2011. A plan is in place to refinance the remaining $10 million of pollution control bond principal set to mature in January of 2012.

(2)
Includes principal amounts that would be due if the credit support facilities for the 2009 and 2010 pollution control bonds were drawn upon and became payable in accordance with their terms. These amounts are $22 million in 2011, $119 million in 2012, $82 million in 2013 and $22 million in 2014. To date, none of these credit support facilities have been drawn upon for principal and we anticipate extending these facilities before their expiration. The nominal maturities of the 2009 and 2010 pollution control bonds range from 2030 through 2038.

(3)
Amounts reflect the debt portion of annual amortization of capitalized lease obligations as reflected on the balance sheet.

    The weighted average interest rate for long-term debt and capital leases was 5.23% at December 31, 2010 as compared to 5.41% at December 31, 2009.

    We have $1,125,000,000 of committed credit arrangements comprised of six separate facilities with maturity dates that range from June 2011 to December 2013. These short-term credit facilities are for general working capital purposes and to provide temporary funding for future construction projects. Along with the lines of credit from CoBank, CFC and JPMorgan Chase, funds may also be advanced under the backup line of credit supporting commercial paper for general working capital purposes. Under certain of our committed lines of credit we have the ability to issue letters of credit totaling $450,000,000 in the aggregate. At December 31, 2010, (1) we had $114,000,000 under one of these lines of credit in the form of a letter of credit supporting variable rate pollution control revenue bonds, and (2) $306,000,000 under one of these lines of credit is reserved as support for a like amount of commercial paper we issued that is outstanding.

6. Electric plant, construction and related agreements:

a. Electric plant

    We, along with Georgia Power, have entered into agreements providing for the purchase and subsequent joint operation of certain of Georgia Power's and our electric generating plants. The plant investments disclosed in the table below represent our undivided interest in each co-owned plant, and each co-owner is responsible for providing its own financing. A summary of our plant investments and related accumulated depreciation as of December 31, 2010 is as follows:

	2010		2009
	(dollars in thousands)		(dollars in thousands)
Plant	Investment	Accumulated Depreciation	Investment	Accumulated Depreciation

In-service
Owned property
Vogtle Units No. 1 & No. 2 (Nuclear – 30% ownership)	$2,722,168	$(1,497,484)	$2,718,958	$(1,472,122)
Hatch Units No. 1 & No. 2 (Nuclear – 30% ownership)	594,712	(356,088)	578,257	(345,156)
Wansley Units No. 1 & No. 2 (Fossil – 30% ownership)	392,217	(122,452)	389,165	(116,090)
Scherer Unit No. 1 (Fossil – 60% ownership)	598,674	(264,375)	503,763	(259,057)
Rocky Mountain Units No. 1, No. 2 & No. 3 (Hydro – 75% ownership)	575,266	(167,711)	566,609	(158,826)
Hartwell (Combustion Turbine – 100% ownership)	223,766	(80,865)	232,629	(79,600)
Hawk Road (Combustion Turbine – 100% ownership)	238,719	(45,991)	238,652	(40,694)
Talbot (Combustion Turbine – 100% ownership)	279,928	(69,244)	279,790	(60,889)
Chattahoochee (Combined cycle – 100% ownership)	299,117	(70,314)	299,117	(61,342)
Wansley (Combustion Turbine — 30% ownership)	3,676	(2,946)	3,627	(2,813)
Transmission plant	71,919	(40,213)	71,515	(38,312)
Other	101,569	(61,388)	99,329	(58,743)
Property under capital lease:
Plant Doyle (Combustion Turbine – 100% leasehold)	126,990	(77,514)	126,990	(72,796)
Scherer Unit No. 2 (Fossil – 60% leasehold)	443,532	(245,146)	442,537	(226,775)

Total in-service	$6,672,253	$(3,101,731)	$6,550,938	$(2,993,215)

Construction work in progress
Generation improvements	$1,180,347		$614,115
Other	15,128		12,709

Total construction work in progress	$1,195,475		$626,824

    Our proportionate share of direct expenses of joint operation of the above plants is included in the corresponding operating expense captions (e.g., fuel, production or depreciation) on the accompanying statement of revenues and expenses.

b. Construction

    In August 2009, the Nuclear Regulatory Commission issued an Early Site Permit and Limited Work Authorization to Southern Nuclear, on behalf of Georgia Power, Oglethorpe, the Municipal Electric Authority of Georgia (MEAG Power), and the City of Dalton, Georgia (collectively, Owners), related to two additional nuclear units on the site of Plant Vogtle (Plant Vogtle Units No. 3 and No. 4). In March 2008, Southern Nuclear filed an application with the Nuclear Regulatory Commission for combined construction permits and operating licenses for the new units. If licensed by the Nuclear Regulatory Commission, Plant Vogtle Units No. 3 and No. 4 are scheduled to be placed in service in 2016 and 2017, respectively.

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

    The Vogtle No. 3 and No. 4 Agreement is an arrangement whereby the Consortium supplies and constructs the entire facility with the exception of certain items provided by the Owners. Under the terms of the Vogtle No. 3 and No. 4 Agreement, the Owners will pay a purchase price that will be subject to certain price escalations and adjustments, including fixed escalation amounts and certain index-based adjustments, as well as adjustments for change orders, and performance bonuses for early completion and unit performance. Each Owner is severally (and not jointly) liable for its proportionate share, based on its ownership interest, of all amounts owed to the Consortium under the Vogtle No. 3 and No. 4 Agreement. Our proportionate share is 30.0%.

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

    As of December 31, 2010, our total capitalized costs to date relating to Plant Vogtle Units No. 3 and No. 4 were approximately $867,000,000.

7. Employee benefit plans:

    Our retirement plan is a contributory 401(k) that covers substantially all employees. An employee may contribute, subject to IRS limitations, up to 60% of his or her eligible annual compensation. At our discretion, we may match the employee's contribution and have done so each year of the plan's existence. Our current policy is to match the employee's contribution as long as there is sufficient margin to do so. The match, which is calculated each pay period, currently can be equal to as much as three-quarters of the first 6% of an employee's eligible compensation, depending on the amount and timing of the employee's contribution. Our contributions to the matching feature of the plan were approximately $867,000 in 2010, $759,000 in 2009 and $677,000 in 2008. Effective 2007, our contribution was 8% to the employer retirement contribution feature. Our contributions to the employer retirement contribution feature of the 401(k) plan were approximately $1,712,000 in 2010, $1,460,000 in 2009 and $1,305,000 in 2008.

8. Nuclear insurance:

    The Price-Anderson Act, limits public liability claims that could arise from a single nuclear incident to

$12.6 billion. This amount is covered by private insurance and a mandatory program of deferred premiums that could be assessed against all owners of nuclear power reactors. Such private insurance provided by American Nuclear Insurers ("ANI") (in the amount of $375 million for each plant, the maximum amount currently available) is carried by Georgia Power for the benefit of all the co-owners of Plants Hatch and Vogtle. Agreements of indemnity have been entered into by and between each of the co-owners and the NRC. In the event of a nuclear incident involving any commercial nuclear facility in the country involving total public liability in excess of $375 million, a licensee of a nuclear power plant could be assessed a deferred premium of up to $117.5 million per incident for each licensed reactor operated by it, but not more than $17.5 million per reactor per incident to be paid in a calendar year. On the basis of its ownership interest in four nuclear reactors, we could be assessed a maximum of $141 million per incident, but not more than $21 million in any one year. Both the maximum assessment per reactor and the maximum yearly assessment are adjusted for inflation at least every five years, and exclude any applicable state premium taxes. The next scheduled adjustment is due no later than October 29, 2013.

    Georgia Power, on behalf of all the co-owners of Plants Hatch and Vogtle, is a member of Nuclear Electric Insurance, Ltd. ("NEIL"), a mutual insurer established to provide property damage insurance coverage in an amount up to $500 million for members' operating nuclear generating facilities. Additionally, Georgia Power provides coverage through NEIL for decontamination, premature decommissioning and excess property damage to nuclear generating facilities for an additional $2.25 billion for losses in excess of the $500 million primary coverage described above.

    Georgia Power, on behalf of all the co-owners has purchased a builders' risk property insurance policy from NEIL for Vogtle Units 3 and 4. This policy provides $2.75 billion in limits for accidental property damage occurring during construction.

    Under each of the NEIL policies, members are subject to retroactive assessments in proportion to their premiums, if losses each year exceed the accumulated reserve funds available to the insurer under that policy. The portion of the current maximum annual assessment for Georgia Power that would be payable by us, based on ownership share, is limited to approximately $31.6 million.

    Claims resulting from terrorist acts are covered under both the ANI and NEIL policies (subject to normal policy limits). The aggregate, however, that NEIL will pay for all claims resulting from terrorist acts in any 12-month period is $3.2 billion plus such additional amounts NEIL can recover through reinsurance, indemnity, or other sources.

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

9. Commitments:

a. Operating leases

    As of December 31, 2010, our estimated minimum rental commitments for our railcar leases for use at our coal-fired facilities over the next five years and thereafter are as follows:

Year Ending December 31,	(dollars in thousands)

2011	$5,560
2012	5,777
2013	5,777
2014	5,777
2015	4,436
Thereafter	15,959

    Rental expenses totaled $5,265,000 in 2010, $5,230,000 in 2009 and $5,157,000 in 2008. The rental expenses for the railcar leases are added to the cost of the fossil inventories.

b. Fuel

    To supply a portion of the fuel requirements to our generating units, Southern Nuclear, on our behalf, for nuclear fuel, and Georgia Power, on our behalf for fossil fuel, have entered into various long-term commitments for the procurement of fossil and nuclear fuel. In some cases, coal commitments contain provisions for price escalation, some with collared prices and minimum purchase levels. The coal commitments are for the commodity only, have the maximum coal price, minimum volume and do not include taxes, transportation, government impositions and railcar costs. For further discussion of total nuclear fuel expense, see Note 1(h). As of December 31, 2010, our estimated minimum long-term commitments are as follows:

Year Ending December 31,	(dollars in thousands)

	Coal	Nuclear Fuel

2011	$106,350	$75,600
2012	73,971	44,400
2013	48,887	55,500
2014	21,705	49,500
2015	–	29,400
Thereafter	–	175,500

10. Guarantees:

    As of December 31, 2010 and 2009, our guarantees included those disclosed in Note 5 for pollution control bonds assumed by Georgia Transmission in connection with a corporate restructuring and in Note 2 for rental payments due under the terms of the Rocky Mountain lease transactions and replacement credit enhancement. See Note 2 for discussion of Rocky Mountain lease transactions.

    In connection with our corporate restructuring in 1997, Georgia Transmission assumed 16.86% of the then outstanding indebtedness associated with pollution control bonds pursuant to an assumption agreement and an indemnity agreement. If Georgia Transmission fails to satisfy its obligation under this debt assumption, we remain liable for any unsatisfied amounts. In that event, we would be entitled to reimbursement from Georgia Transmission for any amounts we paid. At December 31, 2010, the total obligation assumed by Georgia Transmission related to outstanding pollution control bonds was $94,000,000.

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

12. Plant acquisitions:

a. Hawk Road Energy Facility

    On May 1, 2009, we acquired 100% of Heard County Power L.L.C. (Heard LLC). Heard LLC owned the Hawk Road Energy Facility, a 500 megawatt natural gas-fired peaking facility, located in Heard County. We assumed as part of the acquisition of Heard LLC an existing power purchase and sale agreement to sell 500 megawatts of capacity and associated energy to seven of our members through December 31, 2015. After 2015, the output of the Hawk Road Energy Facility will be available to all of our subscribing members.

    In connection with the acquisition, we funded the entire $105,900,000 cash outlay, which included acquisition related costs and payments of approximately $900,000 (consisting primarily of legal and professional services), by issuing commercial paper. The acquisition related costs of $900,000 were expensed in the second quarter of 2009.

    The following amounts represent the identifiable assets acquired and liabilities assumed in the Heard LLC acquisition:

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

b. Hartwell Energy Facility

    On October 13, 2009, we acquired 100% of the Hartwell Energy Limited Partnership (HELP). HELP owned the Hartwell Energy Facility, a 300 megawatt oil and natural gas-fired peaking facility with two 150 megawatt combustion turbine generating units, located in Hart County. We acquired as part of the acquisition of HELP an existing power purchase and sale agreement that we had with HELP.

    In connection with the acquisition, which included acquisition related costs and payments of approximately $939,000 (consisting primarily of legal and professional services), we funded the entire $109,740,000 cash outlay by issuing commercial paper.

    The following amounts represent the identifiable assets acquired and liabilities assumed in the HELP acquisition:

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

    We have consolidated the financial position and results of operations of HELP as of October 13, 2009. The impact on our revenues from the HELP acquisition for the period October 13, 2009 through December 31, 2009 was immaterial.

13. Subsequent Events

    On January 31, 2011, we entered into a Purchase and Sale Agreement with KGen LLC and, for specified purposes, its parent company, KGen Power Corporation, to acquire KGen LLC's wholly owned subsidiary, KGen Murray I and II LLC, which owns the Murray I and Murray II combined cycle electric generation facilities located near Dalton, Georgia. These facilities consist of two natural gas-fired combined cycle units that have an aggregate summer planning reserve generation capacity of approximately 1,220 megawatts. The purchase price, exclusive of working capital and other closing adjustments, is approximately $531,250,000.

    Our board of directors and members and KGen Power's board of directors and shareholders have approved this transaction; however, this acquisition remains subject to receipt of applicable regulatory approvals and other customary closing conditions and, as a result, may not result in a completed transaction. If we complete this acquisition, we anticipate that it will close in April 2011.

    Assuming the acquisition is completed, we plan to close on a $260,000,000 three-year loan to provide interim financing for a portion of the cost of acquiring the Murray facilities. The remaining $271,250,000 would be financed on an interim basis with some combination of cash and draws under our existing short-term credit arrangements. We have submitted a loan application to the Rural Utilities Service for the permanent financing of this facility.

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Members of Oglethorpe Power Corporation

    We have audited the accompanying consolidated balance sheet and consolidated statement of capitalization of Oglethorpe Power Corporation and subsidiaries as of December 31, 2010, and the related consolidated statements of revenues and expenses, patronage capital and membership fees and accumulated other comprehensive deficit, and cash flows for the year ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oglethorpe Power Corporation and subsidiaries at December 31, 2010, and the consolidated results of their operations and their cash flows for the year ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

    We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Oglethorpe Power Corporation's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 18, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
March 18, 2011

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members of Oglethorpe Power Corporation:

    In our opinion, the accompanying consolidated balance sheets, consolidated statements of capitalization and the related consolidated statements of revenues and expenses, patronage capital and membership fees and accumulated other comprehensive deficit and cash flows present fairly, in all material respects, the financial position of Oglethorpe Power Corporation and its subsidiaries (an Electric Membership Cooperative) at December 31, 2009, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

    Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2010 in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods in SEC rules and forms, including a reasonable level of assurance that information we are required to disclose in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

    Based on our evaluation under the framework in Internal Control – Integrated Framework issued by Committee of Sponsoring Organizations, our management concluded that our internal control over financial reporting was effective as of December 31, 2010 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

    Our independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2010.

Changes in Internal Control over Financial Reporting

    There were no changes in our internal control over financial reporting identified in connection with the above-referenced evaluation by management of the effectiveness of our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Members of Oglethorpe Power Corporation

    We have audited Oglethorpe Power Corporation's and subsidiaries' internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Oglethorpe Power Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

    We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

    A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

    Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

    In our opinion, Oglethorpe Power Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

    We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2010 consolidated financial statements of Oglethorpe Power Corporation and subsidiaries and our report dated March 18, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
March 18, 2011

ITEM 9B.  OTHER INFORMATION

    None.

(This page intentionally left blank)

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

    Candidates for our board of directors must be nominated by the nominating committee. The nominating committee is comprised of one representative from each of our members. A majority vote of the nominating committee is required to nominate each candidate for the board of directors. Each member representative's nomination vote is weighted based on the number of retail customers served by the member. After the nominating committee nominates a candidate for a director position, the candidate must be elected by a majority vote of all of our member representatives, voting on an unweighted, one-member, one-vote basis. If the nominated candidate fails to receive a majority of the vote, the nominating committee must nominate another candidate and the member representatives will vote on that. Should that candidate also fail to receive a majority vote, this nomination and election process would be repeated until a nominated candidate is elected by a majority of the members.

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

Executive Officer and Director Biographies

    We are managed and operated under the direction of a president and chief executive officer. Our executive officers and directors are as follows:

Name	Age	Position

Executive Officers:
Thomas A. Smith	56	President and Chief Executive Officer
Michael W. Price	50	Executive Vice President, Chief Operating Officer
Elizabeth B. Higgins	42	Executive Vice President, Chief Financial Officer
William F. Ussery	46	Executive Vice President, Member and External Relations
W. Clayton Robbins	64	Senior Vice President, Governmental Affairs
Charles W. Whitney	64	Senior Vice President, General Counsel
Jami G. Reusch	48	Vice President, Human Resources
Directors:(1)
Benny W. Denham	80	Chairman and At-Large Director
Marshall S. Millwood	61	At-Large Director
Bobby C. Smith, Jr.	57	At-Large Director
Larry N. Chadwick	70	Member Group Director (Group 1)
George L. Weaver	62	Member Group Director (Group 1)
H.B. Wiley, Jr.	66	Member Group Director (Group 2)
M. Anthony Ham	59	Member Group Director (Group 3)
C. Hill Bentley	63	Member Group Director (Group 3)
J. Sam L. Rabun	79	Vice-Chairman and Member Group Director (Group 4)
Jeffrey W. Murphy	47	Member Group Director (Group 4)
G. Randall Pugh	67	Member Group Director (Group 5)
Wm. Ronald Duffey	69	Outside Director

(1)
Currently, our board of directors has two vacancies. We anticipate that the second member director for Group 2 will be elected at our annual meeting to be held March 28, 2011. There are no current plans to elect a second outside director.

Executive Officer Biographies

    Thomas A. Smith is the President and Chief Executive Officer of Oglethorpe and has served in that capacity since September 1999. He previously served as Senior Vice President and Chief Financial Officer of Oglethorpe from September 1998 to August 1999, Senior Financial Officer from 1997 to August 1998, Vice President, Finance from 1986 to 1990, Manager of Finance from 1983 to 1986 and Manager, Financial Services from 1979 to 1983. From 1990 to 1997, Mr. Smith was Senior Vice President of the Rural Utility Banking Group of CoBank, where he managed the bank's eastern division, rural utilities. Mr. Smith is a Certified Public Accountant, has a Master of Science degree in Industrial Management-Finance from the Georgia Institute of Technology, a Master of Science degree in Analytical Chemistry from Purdue University and a Bachelor of Arts degree in Mathematics and Chemistry from Catawba College. Mr. Smith is a Director of ACES Power Marketing and is that entity's Treasurer and Chairman of their Risk Oversight and Audit Committee. Mr. Smith is also a director of the

Electric Power Research Institute and chairman of its Audit Committee. Mr. Smith is also a director of the Georgia Chamber of Commerce. In 2009, Mr. Smith was selected to serve on the Georgia Tech Advisory Board. Mr. Smith previously served as a director of En-Touch Systems, Inc. from 2001 to 2006 and as a member of the North American Electric Reliability Corporation Stakeholders Committee from 2005 to 2006. For the years 2007-2010, Mr. Smith was named to Georgia Trend's list of the top 100 most influential Georgians. In 2003, Mr. Smith was a recipient of the Ellis Island Medal of Honor.

    Michael W. Price is our Executive Vice President and Chief Operating Officer and has served in that office since February 1, 2000. In October 2008, Mr. Price's title changed from Chief Operating Officer to his current title. Mr. Price was employed by Georgia System Operations from January 1999 to January 2000, first as Senior Vice President and then as Chief Operating Officer. He served as Vice President of System Planning and Construction of Georgia Transmission from May 1997 to December 1998. He served as a manager of system control of Georgia System Operations from January to May 1997. From 1986 to 1997, Mr. Price was employed by Oglethorpe in the areas of control room operations, system planning, construction and engineering, and energy management systems. Prior to joining Oglethorpe, he was a field test engineer with the Tennessee Valley Authority from 1983 to 1986. Mr. Price has a Bachelor of Science degree in Electrical Engineering from Auburn University. Mr. Price is a director of ACES Power Marketing, a member of the Research Advisory Committee and Renewables Executive Advisory Committee of the Electric Power Research Institute.

    Elizabeth B. Higgins is our Executive Vice President and Chief Financial Officer and has served in that office since July 2004. In October 2008, Ms. Higgins' title changed from Chief Financial Officer to her current title. Ms. Higgins served as Senior Vice President, Finance & Planning of Oglethorpe from July 2003 to July 2004. Ms. Higgins served as Vice President of Oglethorpe with various responsibilities including strategic planning, rates, analysis and member relations from September 2000 to July 2003. Ms. Higgins served as the Vice President and Assistant to the Chief Executive Officer of Oglethorpe from October 1999 to September 2000 and served in other capacities for Oglethorpe from April 1997 to September 1999. Prior to that, Ms. Higgins served as Project Manager at Southern Engineering from October 1995 to April 1997, as Senior Consultant at Deloitte & Touche, LLP from April 1995 to October 1995, and as Senior Consultant at Energy Management Associates from June 1991 to April 1995. Ms. Higgins has a Bachelor of Industrial Engineering degree from the Georgia Institute of Technology with high honors and a Master of Business Administration degree from Georgia State University.

    William F. Ussery is our Executive Vice President, Member and External Relations and has served in that office since October 2005. In October 2008, Mr. Ussery's title changed from Senior Vice President, Member and External Relations to his current title. Mr. Ussery previously served as Vice President and Assistant Chief Operating Officer of Oglethorpe from November 2003 to October 2005. Prior to joining Oglethorpe in 2001, Mr. Ussery held several key positions, including Chief Operating Officer, Vice President of Engineering and System Engineer at Sawnee Electric Membership Corporation. Mr. Ussery holds a Bachelor of Science degree in Electrical Engineering from Auburn University and an associate degree in Science from Middle Georgia College.

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

    Charles W. Whitney is our Senior Vice President and General Counsel and has served in that capacity since August 2009. Mr. Whitney has legal experience that spans a broad range of activities in both private practice and as chief counsel to a nuclear generating plant project. He has represented independent power producers and engineering, procurement and construction contractors in the development, construction and operation of power projects in Georgia, New York, Pennsylvania, Ohio, Michigan and Wisconsin. In private practice, Mr. Whitney's areas of focus were energy, particularly nuclear energy, regulatory, construction and labor law. His practice has also included extensive work in labor and employment discrimination; certification, enforcement and rate-making proceedings before state and federal regulators; and general trial work. In addition to practicing law for 20 years, Mr. Whitney has more than ten years of experience in senior management in the electricity industry, including both the regulated and unregulated aspects of the business. Mr. Whitney is a graduate of Wright State University and earned his Juris Doctor degree from Case Western Reserve University School of Law.

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

Director Biographies

    Benny W. Denham is the Chairman of the Board and an at-large director. He has served on our board of directors since December 1988. His present term will expire in March 2013. Mr. Denham has been co-owner of Denham Farms in Turner County, Georgia since 1980. Mr. Denham is a director of Irwin Electric Membership Corporation.

    Marshall S. Millwood is an at-large director. He has served on our board of directors since March 2003. His present term will expire in March 2012. He is also a member of the construction project committee. He has been the owner and operator of Marjomil Inc., a poultry and cattle farm in Forsyth County, Georgia, since 1998. He is a director of Sawnee Electric Membership Corporation.

    Bobby C. Smith, Jr. is an at-large director. He has served on our board of directors since May 2008. His present term will expire in March 2011. He is also a member of the construction project committee. Mr. Smith is a farmer. He is a member of the board of Planters Electric Membership Corporation. He is also a member of the board of the Screven County Industrial Development Authority and of the Sylvania Lions Club.

    Larry N. Chadwick is a member group director (group 1). He has served on our board of directors since July 1989. His present term will expire in March 2011. He is also a member of the compensation committee. Mr. Chadwick is a graduate of Southern Polytechnic State University and was associated with W.F.N. Schultz Co. as a project engineer in the design of hydrogen gas plants. After his engagement with

W.F.N. Schultz, Mr. Chadwick operated his family's business, Chadwick's Hardware, until retirement. Mr. Chadwick was also a founding member of the North Fulton County Chamber of Commerce. He is Chairman of the Board of Cobb Electric Membership Corporation.

    George L. Weaver is a member group director (group 1). He has served on our board of directors since March 2010. His present term will expire in March 2013. He is also a member of the Compensation Committee. Mr. Weaver has been employed by Central Georgia Electric Membership Corporation since 1970 and is currently serving as President. Mr. Weaver is a current director of Southeastern Data Cooperative and former director of First Georgia Community Corporation and Federated Rural Electric Insurance Corporation.

    H.B. Wiley, Jr. is a member group director (group 2). He has served on our board of directors since March 2003. His present term will expire in March 2012. He is also a member of the audit committee. Mr. Wiley previously served as a member of the board of directors from July 1994 until March 1997. Mr. Wiley has been an associate broker in real estate since 1994. Prior to that time, he owned and operated a dairy farm in Oconee County, Georgia from 1973 to 1994. During that time he served on the board of Atlanta Dairies Cooperative and Georgia Milk Producers Board. Mr. Wiley has been a director of Walton Electric Membership Corporation since June 1993, and is currently serving as Chairman of the Board and also served as Chairman from June 2000 to June 2003. Mr. Wiley has a Bachelor of Science degree in Agriculture from the University of Georgia. Mr. Wiley served in the U.S. Army Engineers from 1968 to 1971 and is a Vietnam veteran.

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

    C. Hill Bentley is a member group director (group 3). He has served on our board of directors since March 2004. His present term will expire in March 2013. He is also a member of the audit committee. He is the Chief Executive Officer of Tri-County Electric Membership Corporation. He is on the Board of Directors of the Georgia Cooperative Council and a member of the board of directors of the Central Georgia Technical College Foundation. Mr. Bentley is a member of the Bibb County Chamber of Commerce and the Georgia Chamber of Commerce, and is past President of the Jones County Chamber of Commerce. Mr. Bentley is a member, and a past President, of the Georgia Rural Electric Managers Association and a second vice-president of the Rural Electric Managers Development Council. He was also appointed by the Governor to serve as a member of the Middle Georgia Regional Commission Council and is on the Business Advisory Council for Georgia College and State University.

    J. Sam L. Rabun is the Vice-Chairman of the Board and a member group director (group 4). He has served on our board of directors since March 1993. His present term will expire in March 2013. He is also the chairman of the compensation committee. He has been the owner and operator of a farm in Jefferson County, Georgia since 1979. Mr. Rabun served as the President of the Board of Jefferson Energy Cooperative from 1993 to 1996, was employed as General Manager from 1974 to 1979 and as Office Manager and Accountant from 1970 to 1974. He currently serves on the board of Jefferson Energy Cooperative. Mr. Rabun is Vice-Chairman of the Board of the Georgia Energy Cooperative.

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

    Wm. Ronald Duffey is an outside director. He has served on our board of directors since March 1997. His present term will expire in March 2012. He is also the chairman of the audit committee. Mr. Duffey is the retired Chairman of the Board of Directors of Peachtree National Bank in Peachtree City, Georgia, a wholly owned subsidiary of Synovus Financial Corp. Prior to his employment in 1985 with Peachtree National Bank, Mr. Duffey served as Executive Vice President and Member of the Board of Directors for First National Bank in Newnan, Georgia. He holds a Bachelor of Business Administration degree from Georgia State College with a concentration in finance and has completed banking courses at the School of Banking of the South, Louisiana State University, the American Bankers Association School of Bank Investments, and The Stonier Graduate School of Banking, Rutgers University. Mr. Duffey is a director of Piedmont-Fayette Hospital and Piedmont-Newnan Hospital and The Georgia Economic Development Corp. Mr. Duffey is also a member of the board of directors of the Georgia Chamber of Commerce and of Piedmont Healthcare, where he serves on both the audit committee and the finance committee.

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

    Compensation Committee.    The compensation committee is responsible for monitoring adherence with our compensation programs and recommending changes to its compensation programs as needed. Currently, the members of the compensation committee are J. Sam L. Rabun, M. Anthony Ham, Larry N. Chadwick and George L. Weaver. Mr. Rabun is the chairman of the compensation committee.

    Construction Project Committee.    The construction project committee is responsible for reviewing and making recommendations to our board of directors with regards to major actions or commitments relating to new power plant construction projects and certain existing plant modification projects. Its responsibilities include reviewing and recommending to our board of directors final plant sites, project budgets (including certain modifications to project budgets) and project construction plans, and a quarterly reviewing of and reporting on the status of projects. The members of the construction project committee are currently G. Randall Pugh, Marshall S. Millwood and Bobby C. Smith, Jr. Mr. Pugh is the chairman of the construction project committee.

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

Code of Ethics and Code of Conduct

    We have adopted a Code of Ethics that applies to our executive officers and the controller. Our Code of Ethics is attached as an exhibit to this annual report on Form 10-K.

    Effective April 1, 2011, we will have a new Code of Conduct that applies to all our employees, including our principal executive, financial and accounting officers. The Code of Conduct will replace the existing Code of Ethics. As of April 1, 2011, our Code of Conduct will be available at our website, www.opc.com.

ITEM 11.  EXECUTIVE COMPENSATION

Director Compensation

    The following table sets forth the total compensation paid or earned by each of our directors for the fiscal year ended December 31, 2010.

Name	Total Fees Earned or Paid in Cash

Member Directors
Benny W. Denham, Chairman	$15,040
J. Sam L. Rabun, Vice-Chairman	$16,400
Marshall S. Millwood	$12,800
Larry N. Chadwick	$11,800
M. Anthony Ham	$12,400
H.B. Wiley, Jr.	$13,500
Jeffrey W. Murphy	$11,700
C. Hill Bentley	$11,700
Gary W. Wyatt	$2,000	(1)
Rick L. Gaston	$11,400	(2)
Bobby C. Smith, Jr.	$12,800
G. Randall Pugh	$10,200	(3)
George L. Weaver	$9,200
Outside Directors
Wm. Ronald Duffey	$31,100

(1)
Mr. Wyatt's term as a member of our board of directors expired January 2010.

(2)
On January 31, 2011, Mr. Gaston retired from his position as General Manager of Colquitt Electric Membership Corporation and became ineligible to serve on our board of directors.

(3)
Mr. Pugh's compensation is paid directly to Jackson Electric Membership Corporation, where he serves as President and Chief Executive Officer.

    During 2010, we paid our member directors a fee of $1,200 per board meeting and $800 per day for attending committee meetings, other meetings except annual meetings of the members, or other official business of ours approved by the chairman of the board of directors. Member directors are paid $600 per day for attending the annual meeting of members and member advisory board meetings. Our outside director was paid a fee of $5,500 per board meeting for four meetings a year and a fee of $1,000 per board meeting for the remaining other board meetings held during the year. Our outside director was also paid $1,000 per day for attending committee meetings, annual meetings of the members or other official business of ours. In addition, we reimburse all directors for out-of-pocket expenses incurred in attending a meeting. All directors are paid $100 per day when participating in meetings by conference call. The chairman of the board of directors is paid an additional 20% of his director's fee per board meeting for time involved in preparing for the meetings. The chairman of the audit committee is paid an additional $400 per audit committee meeting for the time involved in fulfilling that role. Neither our outside director nor member directors receive any perquisites or other personal benefits from us.

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

    Components of Total Compensation.    The compensation committee determined that compensation packages for the fiscal year ended December 31, 2010 for our executive officers should be comprised of the following three primary components:

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

    Performance Pay.    Performance pay is designed to reward executive officers based on our success in achieving the corporate goals discussed below. Each executive officer has the potential to earn 20% of their base pay in performance pay. Each executive officer's performance pay award for 2010 was based entirely on the achievement of corporate goals, as determined by the board of directors upon the compensation committee's recommendation.

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

    Bonuses.    Our practice has been to, on infrequent occasions, award cash bonuses to senior management related to exemplary performance. Our compensation committee determines the bonus criteria and may issue discretionary bonuses to our president and chief executive officer. Our president and chief executive officer determines the bonus criteria and may issue discretionary bonuses to other members of senior management.

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

    For 2010, our peer group was composed of the companies included in the utilities industry sector reported in the U.S. Mercer Benchmark Survey, the 2010 Towers Watson Executive Energy Survey, the companies included in the Utilities & Energy industry sector of the Towers Watson Top Management Report, Aon Hewitt Independent Energy Human Resources Association, and the 2010 National Rural Electric Cooperative Association Generation and Transmission Compensation Survey. Although there is a large variance in the size of the companies included in these surveys, we believe they serve as appropriate comparisons to us because they are in the utility industry. Therefore, these companies likely have operations similar to ours and executives who have responsibilities and perform roles similar to our executives. In addition, these are the companies with whom we primarily compete for executive talent.

    The Mercer Benchmark Executive Survey includes 2,269 participants from a broad range of industry sectors with annual revenues ranging $299 million to $24 billion annually. We focus our comparison on utilities sector participants with annual revenues ranging from $1 billion to $3 billion annually. We focused our comparison on these companies because they are most similar to us in terms of industry sector and revenues.

    The Towers Watson Executive Energy Survey includes 102 participant companies with revenues ranging from less than $1 billion to greater than $6 billion annually. We typically focus on the participant companies that have revenues ranging from $1 billion to $3 billion when reviewing executive level compensation. We choose to focus on these companies because their revenues are most similar to ours.

    The Towers Watson Top Management Report includes 1,637 participants from a variety of industries. We focus on the participant companies from the utilities and energy sectors.

    The 2010 National Rural Electric Cooperative Association Generation and Transmission Compensation Survey include 53 companies, including us, all of whom are its members. Although we believe compensation paid to executives at other electric cooperatives is a relevant comparison tool, we do not focus exclusively on these companies when benchmarking compensation because we are larger than most of the other companies included in this survey.

    The Aon Hewitt Independent Energy Human Resources Association includes input from 81 participating companies from wholesale, generation, plant and retail operations positions specific to the utility industry. We focus our comparison on revenue ranging from $1 billion to $3 billion for regulated utilities companies.

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

    The compensation committee last reviewed the president and chief executive officer's employment agreement in November 2010. In determining that the president and chief executive officer's employment agreement was appropriate and necessary, the compensation committee considered Mr. Smith's role and responsibility within Oglethorpe in relation to the total amount of severance pay he would receive upon the occurrence of a severance event. The committee also considered whether the amount Mr. Smith would receive upon severance was appropriate given his total annual compensation.

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

  Assessment of Corporate and Executive Officer Performance

    Each year we prepare a comprehensive set of corporate goals which are approved by our board of directors. For 2010, our corporate goals primarily involved the following components: (i) the operation of our plants by facility type, (ii) our financial performance for the year, including cost savings and risk reduction programs, (iii) quality of performance, (iv) environmental compliance, (v) safety, (vi) corporate compliance and (vii) future generation projects.

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

    Performance pay paid to our executive officers is determined based entirely on our success in achieving each of the goals identified above. Our board of directors annually approves a weighted system for determining performance pay whereby we assign a percentage to each of the goals identified above. At the end of each fiscal year, we determine goal achievement for each of the seven categories. Based on the achievement for each category, we assign a percentage, up to the maximum percentage allowed for each category, to determine the amount of performance pay available to our executive officers. For each executive officer, we then multiply 20% of his or her base salary by the goal achievement percentage amount. For example, if we had a 90% corporate goal achievement rate in a given year, each executive officer's performance pay would equal (base salary × 20%) × (90%). Set forth below is a chart summarizing our corporate goal weighting system for 2010 as approved by our board of directors in January 2010:

Goal	Weighted Percentage

Operations	28%
Financial	23%
Quality	12%
Environmental Compliance	10%
Safety	5%
Corporate Compliance	2%
Future Generation	20%

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

  Analysis of 2010 Compensation Paid to Executive Officers

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

    In 2010, our corporate goal achievement was 88.2%. Goal achievement rate by category based on the weighted system identified above was as follows:

Goal	Weighted Percentage

Operations	21.0%
Financial	23.0%
Quality	9.6%
Environmental Compliance	10.0%
Safety	4.5%
Corporate Compliance	2.0%
Future Generation	18.1%
Total	88.2%

    We achieved 88.2% of our corporate goals for 2010 primarily because we met all of our financial, environmental compliance and corporate compliance milestones. With respect to operations, the majority exceeded our threshold targets with most of these facilities achieving maximum targets. As a result of achieving 88.2% of our corporate goals for 2010, each of our executive officers received performance pay in an amount equal to 88.2% of 20% of his or her base salary. Set forth below is a table showing 2010 performance pay figures for each of our executive officers:

Executive Officer	Performance Pay*

Smith	$101,386
Price	$58,918
Higgins	$58,918
Ussery	$45,864
Whitney	$52,920

*
Performance pay was calculated based on base salaries as of December 31, 2010. Actual compensation earned in 2010 is reported in the Summary Compensation Table below.

    Additionally, in early 2011, our compensation committee approved a one-time bonus for Mr. Smith for performance of his duties as president and chief executive officer in 2010. Mr. Smith also awarded Mr. Price and Ms. Higgins one-time bonuses for performance of their respective positions in 2010. These bonuses are reflected on the Summary Compensation Table below.

Compensation Committee Report

    The Compensation Committee of Oglethorpe Power Corporation has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2010 for filing with the SEC.

Respectfully Submitted,

The Compensation Committee

  J. Sam L. Rabun
  M. Anthony Ham
  Larry N. Chadwick
  George L. Weaver

Compensation Polices and Practices As They Relate to Our Risk Management

    We believe that our compensation policies and practices for all employees, including executive officers, do not create risks that are reasonably likely to have a material adverse effect on us.

Compensation Committee Interlocks and Insider Participation

    J. Sam L. Rabun, Gary W. Wyatt, M. Anthony Ham, Larry N. Chadwick and George L. Weaver served as members of our compensation committee in 2010.

    Gary W. Wyatt was a director of ours and was also the president and chief executive officer of Pataula Electric Membership Corporation. Pataula is a member of ours and has a wholesale power contract with us. Pataula's payments of $2.3 million to us in 2010 under its wholesale power contract accounted for less than 1% of our total revenues.

    George L. Weaver is a director of ours and also the president of Central Georgia Electric Membership Corporation. Central Georgia is a member of ours and has a wholesale power contract with us. Central Georgia's payments of $35.0 million to us in 2010 under its wholesale power contract accounted for 2.7% of our total revenues.

Summary Compensation Table

    The following table sets forth the total compensation paid or earned by each of our executive officers for the fiscal years ended December 31, 2010, 2009 and 2008.

Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation	All Other Compensation(1)	Total

Thomas A. Smith	2010	$575,030	$50,000	$101,386	$92,965	$819,381
President and Chief Executive Officer	2009	570,625	–	100,696	91,557	762,878
	2008	537,500	–	94,270	74,439	706,209
Michael W. Price	2010	334,000	6,680	58,918	53,207	452,805
Executive Vice President and Chief Operating Officer	2009	331,666	–	58,517	52,123	442,306
	2008	305,208	–	54,848	48,496	408,552
Elizabeth B. Higgins	2010	334,000	6,680	58,918	52,243	451,841
Executive Vice President and Chief Financial Officer	2009	331,666	–	58,517	51,786	441,969
	2008	304,375	–	54,848	47,960	407,183
William F. Ussery	2010	260,124	–	45,864	43,568	349,556
Executive Vice President, Member and External Relations	2009	258,333	–	45,552	44,003	347,888
	2008	227,125	–	42,850	39,721	309,696
Charles W. Whitney(2)	2010	300,144	–	52,920	31,664	384,728
Senior Vice President, General Counsel	2009	112,500	–	17,518	33,213	163,231

(1)
Figures for 2010 consist of customary holiday gifts, matching contributions made by Oglethorpe under the 401(k) Retirement Savings Plan on behalf of Mr. Smith, Mr. Price, Ms. Higgins, Mr. Ussery, and Mr. Whitney of $11,100, $11,100, $11,100, $8,368 and $11,100, respectively; contributions made by Oglethorpe under the 401(k) Retirement Savings Plan on behalf of Mr. Smith, Mr. Price, Ms. Higgins, Mr. Ussery, and Mr. Whitney of $19,600, $19,600, $19,600, $19,600 and $8,000, respectively; contributions by Oglethorpe to a nonqualified deferred compensation plan on behalf of Mr. Smith, Mr. Price, Ms. Higgins, Mr. Ussery, and Mr. Whitney, respectively of $35,342, $11,801, $11,801, $4,854 and $0; a car allowance of $12,000, $9,000, $9,000, $9,000 and $9,000 for Mr. Smith, Mr. Price, Ms. Higgins, Mr. Ussery and Mr. Whitney, respectively; and insurance premiums paid on term life insurance on behalf of Mr. Smith, Mr. Price, Ms. Higgins, Mr. Ussery and Mr. Whitney of $3,870, $1,706, $742, $1,746 and $3,564, respectively and for Mr. Smith a payment for unused PTO in the amount of $11,053.

(2)
Mr. Whitney became an Oglethorpe employee in August 2009.

    We have an employment agreement with Thomas A. Smith, our president and chief executive officer. Pursuant to the automatic renewal provision of the employment agreement, the current term of the agreement extends through December 31, 2013 and will continue to automatically renew for successive one-year periods unless either party provides written notice not to renew the agreement twenty-five months before the expiration of any extended term. No such notice has been provided. Mr. Smith's minimum annual base salary under his agreement is $440,870, and is subject to review and possible upward adjustment by our board of directors. Mr. Smith is eligible for an annual bonus or to participate in incentive compensation plans generally available to similarly situated employees, determined by our board of directors in its sole discretion. Mr. Smith is also entitled to an automobile or an automobile allowance during the term of the agreement. Mr. Smith's employment agreement contains severance pay provisions. Details regarding the severance pay provisions of the agreement are provided under " – Severance Arrangements."

    We also have employment agreements with Mr. Price, Ms. Higgins, Mr. Ussery, and Mr. Whitney. Pursuant to the automatic renewal provisions of these employment agreements, the current term of each agreement extends through December 31, 2012 and will continue to automatically renew for successive one-year periods unless either party provides written notice not to renew the agreement thirteen months before the expiration of any extended term. No such notices have been provided.

    Minimum annual base salaries under these agreements are $255,116 for Mr. Price, $246,887 for Ms. Higgins, $171,700 for Mr. Ussery, and $300,000 for Mr. Whitney. Salaries are subject to review and possible upward adjustment as determined by the president and the chief executive officer. Each executive is also eligible for an annual bonus or to participate in incentive compensation plans generally available to similarly situated employees, determined by us in our sole discretion. The employment agreements with Mr. Price, Ms. Higgins, Mr. Ussery and Mr. Whitney contain severance pay provisions. Details regarding the severance pay provisions of the agreements are provided under " – Severance Arrangements" below.

Grants of Plan-Based Award Table

    The following table sets forth certain information with respect to the performance pay for the fiscal year ended December 31, 2010 awarded to the executive officers listed in the Summary Compensation Table.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Grant Date	Threshold(1)	Target(2)

Thomas A. Smith	N/A	$20,116	$114,950
President and Chief Executive Officer
Michael W. Price	N/A	11,690	66,800
Executive Vice President and Chief Operating Officer
Elizabeth B. Higgins	N/A	11,690	66,800
Executive Vice President and Chief Financial Officer
William F. Ussery	N/A	9,100	52,000
Executive Vice President, Member and External Relations
Charles W. Whitney	N/A	10,500	60,000
Senior Vice President and General Counsel

(1)
These figures represent the minimum amount each executive officer could receive under our 2010 performance pay program.

(2)
These figures represent amounts payable to each executive officer if the specified performance targets under our 2010 performance pay program were reached.

    For an explanation of the criteria and formula used to determine the awards listed above, please refer to " – Compensation Discussion and Analysis – Assessment of Corporate and Executive Officer Performance."

Nonqualified Deferred Compensation

    We maintain a Fidelity Non-Qualified Deferred Compensation Program for each of the executive officers in the table below. This non-qualified deferred compensation program serves as a vehicle through which we can continue our employer retirement contributions to our executive officers beyond the IRS salary limits on the retirement plan ($245,000 as indexed).

    From 2001 through 2004, Mr. Smith received deferred compensation benefits through his participation in our Executive Supplemental Retirement Plan. Mr. Smith has not received any benefits pursuant to this plan since 2004 and none of our other executive officers are currently participating in this plan.

    The following table sets forth our contributions for the fiscal year ended December 31, 2010 along with aggregate earnings for the same period.

Name	Registrant Contributions in Last FY(1)	Aggregate Earnings in Last FY(2)	Aggregate Balance at Last FYE

Thomas A. Smith
President and Chief Executive Officer	$35,342	$40,780	$494,212
Michael W. Price
Executive Vice President and Chief Operating Officer	11,801	5,350	54,079
Elizabeth B. Higgins
Executive Vice President and Chief Financial Officer	11,801	7,090	52,507
William F. Ussery
Executive Vice President, Member and External Relations	4,584	1,511	13,995
Charles W. Whitney
Senior Vice President and General Counsel	–	–	–

(1)
All registrant contribution amounts shown have been included in the "All Other Compensation" column of the Summary Compensation Table above and are limited to the Fidelity Non-Qualified Deferred Compensation Program.

(2)
A participant's accounts under the deferred compensation program are invested in the investment options selected by the participant. The accounts are credited with gains and losses actually experienced by the investments.

Severance Arrangements

    Pursuant to the terms of his employment agreement, Mr. Smith will be entitled to a lump-sum severance payment upon the occurrence of any of the following events: (1) we terminate Mr. Smith's employment without cause; or (2) Mr. Smith resigns due to a demotion or material reduction of his position or responsibilities, reduction of his base salary, or a relocation of Mr. Smith's principal office by more than 50 miles. The severance payment will equal Mr. Smith's then current base salary through the rest of the term of the agreement (with a minimum of one year's pay and a maximum of two years' pay), and is payable within 30 days of termination, subject to the provisions of Internal Revenue Code Section 409A. In addition, Mr. Smith will be entitled to outplacement services and an amount equal to Mr. Smith's costs for medical and dental continuation coverage under COBRA, each for the longer of one year or the remaining term of the agreement. Severance is payable only if Mr. Smith signs a form releasing all claims against us within 45 days after his termination date. The maximum severance that would be payable to Mr. Smith in the circumstances described above is $1,224,156.

    Pursuant to the terms of their employment agreements, Mr. Price, Ms. Higgins, Mr. Ussery and Mr. Whitney will each be entitled to a lump-sum severance payment if we terminate the executive without cause or if the executive resigns after a demotion or material reduction of his or her position or responsibilities, a reduction of his or her base salary, or a relocation of his or her principal office by more than 50 miles. The severance payment will equal the one year of the executive's then current base salary, payable six months after the executive's termination date. In addition, the executive will be entitled to six months of outplacement services and an amount equal to the executive's cost for medical and dental continuation coverage under COBRA for six months. Severance is payable only if the executive signs a form releasing all claims against us within 45 days after his or her termination date. The maximum severance that would be payable to Mr. Price, Ms. Higgins, Mr. Ussery and Mr. Whitney in the circumstances described above is $356,531, $356,660, $274,936 and $319,184, respectively.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

    Not Applicable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

    Jeffrey W. Murphy is a director of ours and the President and Chief Executive Officer of Hart Electric Membership Corporation. Hart is a member of ours and has a wholesale power contract with us. Hart's revenues of $22.1 million to us in 2010 under its wholesale power contract accounted for approximately 1.7% of our total revenues.

    C. Hill Bentley is a director of ours and the Chief Executive Officer of Tri-County Electric Membership Corporation. Tri-County is a member of ours and has a wholesale power contract with us. Tri-County's revenues of $15.0 million to us in 2010 under its wholesale power contract accounted for approximately 1.2% of our total revenues.

    Gary W. Wyatt was a director of ours through January 2010 and was also the President and Chief

Executive Officer of Pataula Electric Membership Corporation. Pataula is a member of ours and has a wholesale power contract with us. Pataula's revenues of $2.3 million to us in 2010 under its wholesale power contract accounted for less than 0.2% of our total revenues and Pataula is owned by another member of ours, Cobb Electric Membership Corporation.

    Rick Gaston was a director of ours through January 2011 and was also the General Manager of Colquitt Electric Membership Corporation. Colquitt is a member of ours and has a wholesale power contract with us. Colquitt's revenues of $38.5 million to us in 2010 under its wholesale power contract accounted for approximately 3.0% of our total revenues.

    Randall Pugh is a director of ours and the President and Chief Executive Officer of Jackson Electric Membership Corporation. Jackson is a member of ours and has a wholesale power contract with us. Jackson's revenues of $149.9 million to us in 2010 under its wholesale power contract accounted for approximately 11.6% of our total revenues.

    George L. Weaver is a director of ours and the President of Central Georgia Electric Membership Corporation. Central Georgia is a member of ours and has a wholesale power contract with us. Central Georgia's revenues of $35.0 million to us in 2010 under its wholesale power contract accounted for approximately 2.7% of our total revenues.

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

Director Independence

    Because we are an electric cooperative, the members own and manage us. Our bylaws set forth specific requirements regarding the composition of our board of directors. See "– DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE – Our Board of Directors – Structure of Our Board of Directors" for a detailed discussion of the specific requirements contained in our bylaws regarding the composition of our board of directors.

    In addition to meeting the requirements set forth in our bylaws, all directors, with the exception of Randall Pugh, satisfy the definition of director independence as prescribed by the NASDAQ Stock Market and otherwise meet the requirements set forth in our bylaws. Randall Pugh does not qualify as an independent director because he is the President and Chief Executive Officer of Jackson, which accounted for approximately 11.6% of our revenues for the fiscal year ended December 31, 2010. Although we do not have any securities listed on the NASDAQ Stock Market, we have used the NASDAQ Stock Market's independence criteria in making this determination in accordance with applicable SEC rules.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

    Fees for services provided by our independent registered public accounting firm, Ernst & Young LLP for the year ended December 31, 2010 and Pricewaterhouse Coopers LLP for the year ended December 31, 2009 were as follows:

Year	Principal Accountant	Audit Fees(1)	Tax Fees(2)	Audit-Related Fees		Total

		(dollars in thousands)
2010	Ernst & Young LLP	$574	$0	$24	(3)	$598
2009	PricewatershouseCoopers LLP	$793	$24	$6	(4)	$823

(1)
Audit of annual financial statements and review of financial statements included in SEC filings and services rendered in connection with financings.

(2)
Professional tax services including tax consultation and tax return preparation.

(3)
Other audit-related services.

(4)
Audit-related services rendered in connection with Section 404 compliance requirements.

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

Pre-Approval Policy

    The audit and permissible non-audit services performed by Ernst & Young LLP in 2010 were pre-approved in accordance with the pre-approval policy and procedures adopted by the audit committee. The policy requires that requests for all services must be submitted to the audit committee for specific pre-approval and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings.

(This page intentionally left blank)

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)     List of Documents Filed as a Part of This Report.

		Page
(1)	Financial Statements (Included under "Financial Statements and Supplementary Data")
	Consolidated Statements of Revenues and Expenses, For the Years Ended December 31, 2010, 2009 and 2008	57
	Consolidated Balance Sheets, As of December 31, 2010 and 2009	58
	Consolidated Statements of Capitalization, As of December 31, 2010 and 2009	60
	Consolidated Statements of Cash Flows, For the Years Ended December 31, 2010, 2009 and 2008	61
	Consolidated Statements of Patronage Capital and Membership Fees And Accumulated Other Comprehensive Deficit, For the Years Ended December 31, 2010, 2009 and 2008	62
	Notes to Consolidated Financial Statements	63
	Reports of Independent Registered Public Accounting Firms	86
(2)	Financial Statement Schedules
	None applicable.
(3)	Exhibits

    Exhibits marked with an asterisk (*) are hereby incorporated by reference to exhibits previously filed by the Registrant as indicated in parentheses following the description of the exhibit.

Number		Description

*3.1(a)	–	Restated Articles of Incorporation of Oglethorpe, dated as of July 26, 1988. (Filed as Exhibit 3.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1988, File No. 33-7591.)
*3.1(b)	–	Amendment to Articles of Incorporation of Oglethorpe, dated as of March 11, 1997. (Filed as Exhibit 3(i)(b) to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*3.2	–	Bylaws of Oglethorpe, as amended and restated, as of May 1, 2008 (Updated on May 1, 2010 to reflect SMG membership change). (Filed as Exhibit 3.1 to the Registrant's Form 10-Q for the quarterly period ended March 31, 2010, File No. 000-53908.)
*4.1	–	Form of Serial Facility Bond Due June 30, 2011 (included in Collateral Trust Indenture filed as Exhibit 4.2.)
*4.2	–	Collateral Trust Indenture, dated as of December 1, 1997, between OPC Scherer 1997 Funding Corporation A, Oglethorpe and SunTrust Bank, Atlanta, as Trustee. (Filed as Exhibit 4.2 to the Registrant's Form S-4 Registration Statement, File No. 333-42759.)
*4.3	–	Nonrecourse Promissory Lessor Note No. 2, with a Schedule identifying three other substantially identical Nonrecourse Promissory Lessor Notes and any material differences. (Filed as Exhibit 4.3 to the Registrant's Form S-4 Registration Statement, File No. 333-42759.)

*4.4	–	Amended and Restated Indenture of Trust, Deed to Secure Debt and Security Agreement No. 2, dated December 1, 1997, between Wilmington Trust Company and NationsBank, N.A. collectively as Owner Trustee, under Trust Agreement No. 2, dated December 30, 1985, with DFO Partnership, as assignee of Ford Motor Credit Company, and The Bank of New York Trust Company of Florida, N.A. as Indenture Trustee, with a Schedule identifying three other substantially identical Amended and Restated Indentures of Trust, Deeds to Secure Debt and Security Agreements and any material differences. (Filed as Exhibit 4.4 to the Registrant's Form S-4 Registration Statement, File No. 333-42759.)
*4.5(a)	–	Lease Agreement No. 2, dated December 30, 1985, between Wilmington Trust Company and William J. Wade, as Owner Trustees under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, Lessor, and Oglethorpe, Lessee, with a Schedule identifying three other substantially identical Lease Agreements. (Filed as Exhibit 4.5(b) to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*4.5(b)	–	First Supplement to Lease Agreement No. 2 (included as Exhibit B to the Supplemental Participation Agreement No. 2 listed as 10.1.1(b)).
*4.5(c)	–	First Supplement to Lease Agreement No. 1, dated as of June 30, 1987, between The Citizens and Southern National Bank as Owner Trustee under Trust Agreement No. 1 with IBM Credit Financing Corporation, as Lessor, and Oglethorpe, as Lessee. (Filed as Exhibit 4.5(c) to the Registrant's Form 10-K for the fiscal year ended December 31, 1987, File No. 33-7591.)
*4.5(d)	–	Second Supplement to Lease Agreement No. 2, dated as of December 17, 1997, between NationsBank, N.A., acting through its agent, The Bank of New York, as an Owner Trustee under the Trust Agreement No. 2, dated December 30, 1985, among DFO Partnership, as assignee of Ford Motor Credit Company, as the Owner Participant, and the Original Trustee, as Lessor, and Oglethorpe, as Lessee, with a Schedule identifying three other substantially identical Second Supplements to Lease Agreements and any material differences. (Filed as Exhibit 4.5(d) to the Registrant's Form S-4 Registration Statement, File No. 333-42759.)
*4.6	–	Sixth Amended and Restated Loan Contract, dated as of August 13, 2010, between Oglethorpe and the United States of America, together with two notes executed and delivered pursuant thereto. (Filed as Exhibit 4.1 to the Registrant's Form 10-Q for the quarterly period ended September 30, 2010, File No. 000-53908.)
*4.7.1(a)	–	Indenture, dated as of March 1, 1997, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee. (Filed as Exhibit 4.8.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*4.7.1(b)	–	First Supplemental Indenture, dated as of October 1, 1997, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1997B (Burke) Note. (Filed as Exhibit 4.8.1(b) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1997, File No. 33-7591.)
*4.7.1(c)	–	Second Supplemental Indenture, dated as of January 1, 1998, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 1997C (Burke) Note. (Filed as Exhibit 4.7.1(c) to the Registrant's Form 10-K for the fiscal year ended December 31, 1997, File No. 33-7591.)
*4.7.1(d)	–	Third Supplemental Indenture, dated as of January 1, 1998, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 1997A (Monroe) Note. (Filed as Exhibit 4.7.1(d) to the Registrant's Form 10-K for the fiscal year December 31, 1997, File No. 33-7591.)

*4.7.1(e)	–	Fourth Supplemental Indenture, dated as of March 1, 1998, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1998A (Burke) and 1998B (Burke) Notes. (Filed as Exhibit 4.7.1(e) to the Registrant's Form 10-K for the fiscal year ended December 31, 1998, File No. 33-7591.)
*4.7.1(f)	–	Fifth Supplemental Indenture, dated as of April 1, 1998, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1998 CFC Note. (Filed as Exhibit 4.7.1(f) to the Registrant's Form 10-K for the fiscal year ended December 31, 1998, File No. 33-7591.)
*4.7.1(g)	–	Sixth Supplemental Indenture, dated as of January 1, 1999, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1998C (Burke) Note. (Filed as Exhibit 4.7.1(g) to the Registrant's Form 10-K for the fiscal year ended December 31, 1998, File No. 33-7591.)
*4.7.1(h)	–	Seventh Supplemental Indenture, dated as of January 1, 1999, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1998A (Monroe) Note. (Filed as Exhibit 4.7.1(h) to the Registrant's Form 10-K for the fiscal year ended December 31, 1998, File No. 33-7591.)
*4.7.1(i)	–	Eighth Supplemental Indenture, dated as of November 1, 1999, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1999B (Burke) Note. (Filed as Exhibit 4.7.1(i) to the Registrant's Form 10-K for the fiscal year ended December 31, 1999, File No. 33-7591.)
*4.7.1(j)	–	Ninth Supplemental Indenture, dated as of November 1, 1999, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1999B (Monroe) Note. (Filed as Exhibit 4.7.1(j) to the Registrant's Form 10-K for the fiscal year ended December 31, 1999, File No. 33-7591.)
*4.7.1(k)	–	Tenth Supplemental Indenture, dated as of December 1, 1999, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1999 Lease Notes. (Filed as Exhibit 4.7.1(k) to the Registrant's Form 10-K for the fiscal year ended December 31, 1999, File No. 33-7591.)
*4.7.1(l)	–	Eleventh Supplemental Indenture, dated as of January 1, 2000, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 1999A (Burke) Note. (Filed as Exhibit 4.7.1(l) to the Registrant's Form 10-K for the fiscal year ended December 31, 1999, File No. 33-7591.)
*4.7.1(m)	–	Twelfth Supplemental Indenture, dated as of January 1, 2000, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 1999A (Monroe) Note. (Filed as Exhibit 4.7.1(m) to the Registrant's Form 10-K for the fiscal year ended December 31, 1999, File No. 33-7591.)
*4.7.1(n)	–	Thirteenth Supplemental Indenture, dated as of January 1, 2001, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2000 (Burke) Note. (Filed as Exhibit 4.7.1(n) to the Registrant's Form 10-K for the fiscal year ended December 31, 2000, File No. 33-7591.)
*4.7.1(o)	–	Fourteenth Supplemental Indenture, dated as of January 1, 2001, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2000 (Monroe) Note. (Filed as Exhibit 4.7.1(o) to the Registrant's Form 10-K for the fiscal year ended December 31, 2000, File No. 33-7591.)
*4.7.1(p)	–	Fifteenth Supplemental Indenture, dated as of January 1, 2002, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2001 (Burke) Note. (Filed as Exhibit 4.7.1(p) to the Registrant's Form 10-K for the fiscal year ended December 31, 2001, File No. 33-7591.)

*4.7.1(q)	–	Sixteenth Supplemental Indenture, dated as of January 1, 2002, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2001 (Monroe) Note. (Filed as Exhibit 4.7.1(q) to the Registrant's Form 10-K for the fiscal year ended December 31, 2001, File No. 33-7591.)
*4.7.1(r)	–	Seventeenth Supplemental Indenture, dated as of October 1, 2002, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2002A (Burke) Note. (Filed as Exhibit 4.7.1(r) to the Registrant's Form 10-K for the fiscal year ended December 31, 2002, File No. 33-7591.)
*4.7.1(s)	–	Eighteenth Supplemental Indenture, dated as of October 1, 2002, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2002B (Burke) Note. (Filed as Exhibit 4.7.1(s) to the Registrant's Form 10-K for the fiscal year ended December 31, 2002, File No. 33-7591.)
*4.7.1(t)	–	Nineteenth Supplemental Indenture, dated as of January 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2002C (Burke) Note. (Filed as Exhibit 4.7.1(t) to the Registrant's Form 10-K for the fiscal year ended December 31, 2002, File No. 33-7591.)
*4.7.1(u)	–	Twentieth Supplemental Indenture, dated as of January 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2002 (Monroe) Note. (Filed as Exhibit 4.7.1(u) to the Registrant's Form 10-K for the fiscal year ended December 31, 2002, File No. 33-7591.)
*4.7.1(v)	–	Twenty-First Supplemental Indenture, dated as of January 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2002 (Appling) Note. (Filed as Exhibit 4.7.1(v) to the Registrant's Form 10-K for the fiscal year ended December 31, 2002, File No. 33-7591.)
*4.7.1(w)	–	Twenty-Second Supplemental Indenture, dated as of March 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2003 (FFB M-8) Note and Series 2003 (RUS M-8) Reimbursement Note. (Filed as Exhibit 4.7.1(w) to the Registrant's Form 10-Q for the quarterly period ended September 30, 2003, File No. 33-7591.)
*4.7.1(x)	–	Twenty-Third Supplemental Indenture, dated as of March 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2003 (FFB N-8) Note and Series 2003 (RUS N-8) Reimbursement Note. (Filed as Exhibit 4.7.1(x) to the Registrant's Form 10-Q for the quarterly period ended September 30, 2003, File No. 33-7591.)
*4.7.1(y)	–	Twenty-Fourth Supplemental Indenture, dated as of December 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2003A (Appling) Note. (Filed as Exhibit 4.7.1(y) to the Registrant's Form 10-K for the fiscal year ended December 31, 2003, File No. 33-7591.)
*4.7.1(z)	–	Twenty-Fifth Supplemental Indenture, dated as of December 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2003A (Burke) Note. (Filed as Exhibit 4.7.1(z) to the Registrant's Form 10-K for the fiscal year ended December 31, 2003, File No. 33-7591.)
*4.7.1(aa)	–	Twenty-Sixth Supplemental Indenture, dated as of December 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2003B (Burke) Note. (Filed as Exhibit 4.7.1(aa) to the Registrant's Form 10-K for the fiscal year ended December 31, 2003, File No. 33-7591.)
*4.7.1(bb)	–	Twenty-Seventh Supplemental Indenture, dated as of December 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2003A (Heard) Note. (Filed as Exhibit 4.7.1(bb) to the Registrant's Form 10-K for the fiscal year ended December 31, 2003, File No. 33-7591.)

*4.7.1(cc)	–	Twenty-Eighth Supplemental Indenture, dated as of December 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2003A (Monroe) Note. (Filed as Exhibit 4.7.1(cc) to the Registrant's Form 10-K for the fiscal year ended December 31, 2003, File No. 33-7591.)
*4.7.1(dd)	–	Twenty-Ninth Supplemental Indenture, dated as of December 1, 2004, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2004 (Burke) Note. (Filed as Exhibit 4.7.1(dd) to the Registrant's Form 10-K for the fiscal year ended December 31, 2004, File No. 33-7591.)
*4.7.1(ee)	–	Thirtieth Supplemental Indenture, dated as of December 1, 2004, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2004 (Monroe) Note. (Filed as Exhibit 4.7.1(ee) to the Registrant's Form 10-K for the fiscal year ended December 31, 2004, File No. 33-7591.)
*4.7.1(ff)	–	Thirty-First Supplemental Indenture, dated as of November 1, 2005, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2005 (Burke) Note. (Filed as Exhibit 4.7.1(ff) to the Registrant's Form 10-K for the fiscal year ended December 31, 2005, File No. 33-7591.)
*4.7.1(gg)	–	Thirty-Second Supplemental Indenture, dated as of November 1, 2005, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2005 (Monroe) Note. (Filed as Exhibit 4.7.1(gg) to the Registrant's Form 10-K for the fiscal year ended December 31, 2005, File No. 33-7591.)
*4.7.1(hh)	–	Thirty-Third Supplemental Indenture, dated as of May 1, 2006, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2006 (FFB P-8) Note and Series 2006 (RUS P-8) Reimbursement Note. (Filed as Exhibit 4.7.1(hh) to the Registrant's Form 10-Q for the quarterly period ended June 30, 2006, File No. 33-7591.)
*4.7.1(ii)	–	Thirty-Fourth Supplemental Indenture, dated as of September 22, 2006, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Amendment of Section 9.9 of the Original Indenture. (Filed as Exhibit 4.7.1(ii) to the Registrant's Form 10-K for the fiscal year ended December 31, 2006, File No. 33-7591.)
*4.7.1(jj)	–	Thirty-Fifth Supplemental Indenture, dated as of October 1, 2006, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Oglethorpe Power Corporation First Mortgage Bonds, Series 2006. (Filed as Exhibit 4.7.1(jj) to the Registrant's Form 10-K for the fiscal year ended December 31, 2006, File No. 33-7591.)
*4.7.1(kk)	–	Thirty-Sixth Supplemental Indenture, dated as of October 1, 2006, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2006A (Burke) Note, Series 2006B-1 (Burke) Note, Series 2006B-2 (Burke) Note, Series 2006B-3 (Burke) Note, Series 2006B-4 (Burke) Note and Series 2006A (Monroe) Note. (Filed as Exhibit 4.7.1(kk) to the Registrant's Form 10-K for the fiscal year ended December 31, 2006, File No. 33-7591.)
*4.7.1(ll)	–	Thirty-Seventh Supplemental Indenture, dated as of October 1, 2006, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2006C-1 (Burke) Note, Series 2006C-2 (Burke) Note and Series 2006B (Monroe) Note. (Filed as Exhibit 4.7.1(ll) to the Registrant's Form 10-K for the fiscal year ended December 31, 2006, File No. 33-7591.)
*4.7.1(mm)	–	Thirty-Eighth Supplemental Indenture, dated as of May 1, 2007, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Amendments to the Retained Indebtedness Note. (Filed as Exhibit 4.7.1(mm) to the Registrant's Form 10-Q for the quarterly period ended June 30, 2007, File No. 33-7591.)

*4.7.1(nn)	–	Thirty-Ninth Supplemental Indenture, dated as of July 1, 2007, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2007 (FFB R-8) Note and Series 2007 (RUS R-8) Reimbursement Note. (Filed as Exhibit 4.7.1(nn) to the Registrant's Form 10-Q for the quarterly period ended June 30, 2007, File No. 33-7591.)
*4.7.1(oo)	–	Fortieth Supplemental Indenture, dated as of October 1, 2007, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Oglethorpe Power Corporation First Mortgage Bonds, Series 2007. (Filed as Exhibit 4.7.1(oo) to the Registrant's Form 10-Q for the quarterly period ended September 30, 2007, File No. 33-7591.)
*4.7.1(pp)	–	Forty-First Supplemental Indenture, dated as of October 1, 2007, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2007A (Appling) Note, Series 2007B (Appling) Note, Series 2007A (Burke) Note, Series 2007B (Burke) Note, Series 2007C (Burke) Note, Series 2007D (Burke) Note, Series 2007E (Burke) Note, Series 2007F (Burke) Note and Series 2007A (Monroe) Note. (Filed as Exhibit 4.7.1(pp) to the Registrant's Form 10-Q for the quarterly period ended September 30, 2007, File No. 33-7591.)
*4.7.1(qq)	–	Forty-Second Supplemental Indenture, dated as of February 5, 2008, made by Oglethorpe to U.S. Bank National Association, as trustee, providing for the Amendment of Section 1.1 of the Original Indenture. (Filed as Exhibit 4.7(qq) to the Registrant's Form 10-K for the fiscal year ended December 31, 2007, File No. 33-7591.)
*4.7.1(rr)	–	Forty-Third Supplemental Indenture, dated as of August 1, 2008, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2008A (Burke) Note, Series 2008B (Burke) Note and Series 2008C (Burke) Note. (Filed as Exhibit 4.7.1(rr) to the Registrant's Form 10-K for the fiscal year ended December 31, 2008, File No. 33-7591.)
*4.7.1(ss)	–	Forty-Fourth Supplemental Indenture, dated as of September 1, 2008, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2008 (FFB S-8) Note and Series 2008 (RUS S-8) Reimbursement Note. (Filed as Exhibit 4.7.1(ss) to the Registrant's Form 10-K for the fiscal year ended December 31, 2008, File No. 33-7591.)
*4.7.1(tt)	–	Forty-Fifth Supplemental Indenture, dated as of December 1, 2008, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2008D (Burke) Note, Series 2008E (Burke) Note, Series 2008F (Burke) Note, Series 2008G (Burke) Note and Series 2008A (Monroe) Note. (Filed as Exhibit 4.7.1(tt) to the Registrant's Form 10-K for the fiscal year ended December 31, 2008, File No. 33-7591.)
*4.7.1(uu)	–	Forty-Sixth Supplemental Indenture, dated as of February 1, 2009, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Oglethorpe Power Corporation First Mortgage Bonds, Series 2009 A. (Filed as Exhibit 4.7.1(uu) to the Registrant's Form 10-K for the fiscal year ended December 31, 2008, File No. 33-7591.)
*4.7.1(vv)	–	Forty-Seventh Supplemental Indenture, dated as of February 19, 2009, made by Oglethorpe to U.S. Bank National Association, as trustee, providing for the Amendment of the Original Indenture. (Filed as Exhibit 4.7.1(vv) to the Registrant's Form 10-K for the fiscal year ended December 31, 2008, File No. 33-7591.)

*4.7.1(ww)	–	Forty-Eighth Supplemental Indenture, dated as of August 1, 2009, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2009B CFC Note, Series 2009C CFC Note and Series 2009D CFC Project Note. (Filed as Exhibit 4.1 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2009, File No. 333-159338.)
*4.7.1(xx)	–	Forty-Ninth Supplemental Indenture, dated as of November 1, 2009, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Oglethorpe Power Corporation First Mortgage Bonds, Series 2009 B. (Filed as Exhibit 4.1 to the Registrant's Form 10-Q for the quarter ended September 30, 2009, File No. 333-159338.)
*4.7.1(yy)	–	Fiftieth Supplemental Indenture, dated as of November 30, 2009, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2009A Line of Credit Notes. (Filed as Exhibit 4.7.1 (yy) to the Registrant's Form 10-K for the fiscal year ended December 31, 2009, File No. 000-53908.)
*4.7.1 (zz)	–	Fifty-First Supplemental Indenture, dated as of December 1, 2009, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2009A (Heard) Note, Series 2009A (Monroe) Note and Series 2009B (Monroe) Note. (Filed as Exhibit 4.7.1 (zz) to the Registrant's Form 10-K for the fiscal year ended December 31, 2009, File No. 000-53908.)
*4.7.1 (aaa)	–	Fifty-Second Supplemental Indenture, dated as of December 30, 2009, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the First Mortgage Bond, Series 2009 CoBank (Clean Renewable Energy Bond). (Filed as Exhibit 4.7.1 (aaa) to the Registrant's Form 10-K for the fiscal year ended December 31, 2009, File No. 000-53908.)
*4.7.1 (bbb)	–	Fifty-Third Supplemental Indenture, dated as of March 1, 2010, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2010A (Burke) Note, Series 2010B (Burke) Note, Series 2010A (Monroe) Note, Series 2010A (Burke) Reimbursement Obligation, Series 2010B (Burke) Reimbursement Obligation and Series 2010A (Monroe) Reimbursement Obligation. (Filed as Exhibit 4.1 to the Registrant's Form 10-Q for the quarterly period ended March 31, 2010, File No. 000-53908.)
*4.7.1 (ccc)	–	Fifty-Fourth Supplemental Indenture, dated as of May 21, 2010, made by Oglethorpe to U.S. Bank National Association, as trustee, confirming the lien of the Indenture with respect to certain After-Acquired Property (relating to the Hawk Road and Hartwell Energy Facilities). (Filed as Exhibit 4.1 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2010, File No. 000-53908.)
*4.7.1 (ddd)	–	Fifty-Fifth Supplemental Indenture, dated as of August 1, 2010, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2010 (FFB V-8) Note and Series 2010 (RUS V-8) Reimbursement Note. (Filed as Exhibit 4.2 to the Registrant's Form 10-Q for the quarterly period ended September 30, 2010, File No. 000-53908.)
*4.7.1 (eee)	–	Fifty-Sixth Supplemental Indenture, dated as of November 1, 2010, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Oglethorpe Power Corporation First Mortgage Bonds, Series 2010 A. (Filed as Exhibit 4.2 to the Registrant's Form 8-K filed on November 8, 2010, File No. 000-53908.)
*4.7.1(fff)	–	Fifty-Seventh Supplemental Indenture, dated as of December 1, 2010, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2010A CFC Note. (Filed as Exhibit 4.8.1(fff) to the Registrant's Form S-3 Registration Statement, File No. 333-171342.)

*4.7.1(ggg)	–	Fifty-Eighth Supplemental Indenture, dated as of December 1, 2010, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Agreement Modifying Future Advance Promissory Note. (Filed as Exhibit 4.8.1(ggg) to the Registrant's Form S-3 Registration Statement, File No. 333-171342.)
*4.7.2	–	Security Agreement, dated as of March 1, 1997, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee. (Filed as Exhibit 4.8.2 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*4.8	–	Unsecured Indenture, dated as of December 22, 2010, by and between Oglethorpe and U.S. Bank National Association, as trustee (Filed as Exhibit 4.1 to the Registrant's Form S-3 Registration Statement, File No. 333-171342.)
4.9.1(1)	–	Loan Agreement, dated as of October 1, 1992, between Development Authority of Monroe County and Oglethorpe relating to Development Authority of Monroe County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Scherer Project), Series 1992A, and five other substantially identical (Fixed Rate Bonds) loan agreements.
4.9.2(1)	–	Note, dated October 1, 1992, from Oglethorpe to Trust Company Bank, as trustee, acting pursuant to a Trust Indenture, dated as of October 1, 1992, between Development Authority of Monroe County and Trust Company Bank relating to Development Authority of Monroe County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Scherer Project), Series 1992A, and five other substantially identical notes.
4.9.3(1)	–	Trust Indenture, dated as of October 1, 1992, between Development Authority of Monroe County and Trust Company Bank, Trustee, relating to Development Authority of Monroe County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Scherer Project), Series 1992A, and five other substantially identical indentures.
4.10.1(1)	–	Loan Agreement, dated as of December 1, 2003, between Development Authority of Burke County and Oglethorpe relating to Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 2003A, and seven other substantially identical (Auction Rate Bonds) loan agreements.
4.10.2(1)	–	Note, dated December 3, 2003, from Oglethorpe to SunTrust Bank, as trustee, pursuant to a Trust Indenture, dated December 1, 2003, between Development Authority of Burke County and SunTrust Bank relating to Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 2003A, and seven other substantially identical notes.
4.10.3(1)	–	Trust Indenture, dated as of December 1, 2003, between Development Authority of Burke County and SunTrust Bank, as trustee, relating to Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 2003A, and seven other substantially identical indentures.
4.11.1(1)	–	Loan Agreement, dated as of October 1, 2007, between Development Authority of Monroe County and Oglethorpe relating to Development Authority of Monroe County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Scherer Project), Series 2007A, and twelve other substantially identical (Term Rate Bonds) loan agreements.
4.11.2(1)	–	Note, dated as of October 25, 2007, from Oglethorpe to U.S. Bank National Association, as trustee, pursuant to a Trust Indenture, dated as of October 1, 2007, between the Development Authority of Monroe County and U.S. Bank National Association relating to Development Authority of Monroe County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Scherer Project), Series 2007A, and twelve other substantially identical notes.

4.11.3(1)	–	Trust Indenture, dated as October 1, 2007, between Development Authority of Monroe County and U.S. Bank National Association, as trustee, relating to Development Authority of Monroe County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Scherer Project), Series 2007A, and twelve other substantially identical indentures.
4.12.1(1)	–	Loan Agreement, dated as of December 1, 2009, between Development of Monroe County and Oglethorpe relating to Development Authority of Monroe County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Scherer Project), Series 2009A, and five other substantially identical (Variable Rate Bonds) loan agreements.
4.12.2(1)	–	Note, dated December 1, 2009, from Oglethorpe to U.S. Bank National Association , as trustee, pursuant to a Trust Indenture, dated December 1, 2009, between Development Authority of Monroe County and U.S. Bank National Association relating to Development Authority of Monroe County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Scherer Project), Series 2009A, and five other substantially identical notes.
4.12.3(1)	–	Trust Indenture, dated December 1, 2009, between Development Authority of Monroe County and U.S. Bank National Association, as trustee, relating to Development Authority of Monroe County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Scherer Project), Series 2009A, and five other substantially identical indentures.
*4.13.1	–	Indemnity Agreement, dated as of March 1, 1997, by and between Oglethorpe and Georgia Transmission Corporation (An Electric Membership Corporation). (Filed as Exhibit 4.13.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*4.13.2	–	Indemnification Agreement, dated as of March 11, 1997, by Oglethorpe and Georgia Transmission Corporation (An Electric Membership Corporation) for the benefit of the United States of America. (Filed as Exhibit 4.13.2 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
4.14.1(1)	–	Master Loan Agreement, dated as of March 1, 1997, between Oglethorpe and CoBank, ACB, MLA No. 0459.
4.14.2(1)	–	Consolidating Supplement, dated as of March 1, 1997, between Oglethorpe and CoBank, ACB, relating to Loan No. ML0459T1.
4.14.3(1)	–	Promissory Note, dated March 1, 1997, in the original principal amount of $7,102,740.26, from Oglethorpe to CoBank, ACB, relating to Loan No. ML0459T1.
4.14.4(1)	–	Consolidating Supplement, dated as of March 1, 1997, between Oglethorpe and CoBank, ACB, relating to Loan No. ML0459T2.
4.14.5(1)	–	Promissory Note, dated March 1, 1997, in the original principal amount of $1,856,475.12, made by Oglethorpe to CoBank, ACB, relating to Loan No. ML0459T2.
4.15.1(1)	–	Committed, Revolving Credit Facility Agreement, dated as of August 1, 2009, between Oglethorpe and National Rural Utilities Cooperative Finance Corporation, relating to the Series 2009B CFC Note.
4.15.2(1)	–	Series 2009B CFC Note, dated August 11, 2009, in the original principal amount of $250,000,000, from Oglethorpe to National Rural Utilities Cooperative Finance Corporation.
4.15.3(1)	–	Term Loan Agreement, dated as of August 1, 2009, between Oglethorpe and National Rural Utilities Cooperative Finance Corporation, relating to the Series 2009C Note.
4.15.4(1)	–	Series 2009C CFC Note, dated August 11, 2009, in the original principal amount of $250,000,000, from Oglethorpe to National Rural Utilities Cooperative Finance Corporation.

4.16.1(1)	–	Credit Agreement, dated as of November 30, 2009, between Oglethorpe and CoBank, ACB, relating to the Series 2009A CoBank Note.
4.16.2(1)	–	Series 2009A CoBank Note, dated November 30, 2009, in the original principal amount of $150,000,000, made by Oglethorpe to CoBank, ACB.
4.17.1(1)	–	Bond Purchase Agreement, dated as of December 30, 2009, between Oglethorpe and CoBank, ACB, relating to Oglethorpe Power Corporation (An Electric Membership Corporation) First Mortgage Bond, Series 2009 CoBank (Clean Renewable Energy Bond).
4.17.2(1)	–	Oglethorpe Power Corporation (An Electric Membership Corporation) First Mortgage Bond, Series 2009 CoBank (Clean Renewable Energy Bond), dated December 30, 2009, from Oglethorpe to CoBank, ACB, in the original principal amount of $16,165,400.
*10.1.1(a)	–	Participation Agreement No. 2 among Oglethorpe as Lessee, Wilmington Trust Company as Owner Trustee, The First National Bank of Atlanta as Indenture Trustee, Columbia Bank for Cooperatives as Loan Participant and Ford Motor Credit Company as Owner Participant, dated December 30, 1985, together with a Schedule identifying three other substantially identical Participation Agreements. (Filed as Exhibit 10.1.1(b) to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.1.1(b)	–	Supplemental Participation Agreement No. 2. (Filed as Exhibit 10.1.1(a) to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.1.1(c)	–	Supplemental Participation Agreement No. 1, dated as of June 30, 1987, among Oglethorpe as Lessee, IBM Credit Financing Corporation as Owner Participant, Wilmington Trust Company and The Citizens and Southern National Bank as Owner Trustee, The First National Bank of Atlanta, as Indenture Trustee, and Columbia Bank for Cooperatives, as Loan Participant. (Filed as Exhibit 10.1.1(c) to the Registrant's Form 10-K for the fiscal year ended December 31, 1987, File No. 33-7591.)
*10.1.1(d)	–	Second Supplemental Participation Agreement No. 2, dated as of December 17, 1997, among Oglethorpe as Lessee, DFO Partnership, as assignee of Ford Motor Credit Company, as Owner Participant, Wilmington Trust Company and NationsBank, N.A. as Owner Trustee, The Bank of New York Trust Company of Florida, N.A. as Indenture Trustee, CoBank, ACB as Loan Participant, OPC Scherer Funding Corporation, as Original Funding Corporation, OPC Scherer 1997 Funding Corporation A, as Funding Corporation, and SunTrust Bank, Atlanta, as Original Collateral Trust Trustee and Collateral Trust Trustee, with a Schedule identifying three substantially identical Second Supplemental Participation Agreements and any material differences. (Filed as Exhibit 10.1.1(d) to Registrant's Form S-4 Registration Statement, File No. 333-4275.)
*10.1.2	–	General Warranty Deed and Bill of Sale No. 2 between Oglethorpe, Grantor, and Wilmington Trust Company and William J. Wade, as Owner Trustees under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, Grantee, together with a Schedule identifying three substantially identical General Warranty Deeds and Bills of Sale. (Filed as Exhibit 10.1.2 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.1.3(a)	–	Supporting Assets Lease No. 2, dated December 30, 1985, between Oglethorpe, Lessor, and Wilmington Trust Company and William J. Wade, as Owner Trustees, under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, Lessee, together with a Schedule identifying three substantially identical Supporting Assets Leases. (Filed as Exhibit 10.1.3 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)

*10.1.3(b)	–	First Amendment to Supporting Assets Lease No. 2, dated as of November 19, 1987, together with a Schedule identifying three substantially identical First Amendments to Supporting Assets Leases. (Filed as Exhibit 10.1.3(a) to the Registrant's Form 10-K for the fiscal year ended December 31, 1987, File No. 33-7591.)
*10.1.3(c)	–	Second Amendment to Supporting Assets Lease No. 2, dated as of October 3, 1989, together with a Schedule identifying three substantially identical Second Amendments to Supporting Assets Leases. (Filed as Exhibit 10.1.3(c) to the Registrant's Form 10-Q for the quarterly period ended March 31, 1998, File No. 33-7591.)
*10.1.4(a)	–	Supporting Assets Sublease No. 2, dated December 30, 1985, between Wilmington Trust Company and William J. Wade, as Owner Trustees under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, Sublessor, and Oglethorpe, Sublessee, together with a Schedule identifying three substantially identical Supporting Assets Subleases. (Filed as Exhibit 10.1.4 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.1.4(b)	–	First Amendment to Supporting Assets Sublease No. 2, dated as of November 19, 1987, together with a Schedule identifying three substantially identical First Amendments to Supporting Assets Subleases. (Filed as Exhibit 10.1.4(a) to the Registrant's Form 10-K for the fiscal year ended December 31, 1987, File No. 33-7591.)
*10.1.4(c)	–	Second Amendment to Supporting Assets Sublease No. 2, dated as of October 3, 1989, together with a Schedule identifying three substantially identical Second Amendments to Supporting Assets Subleases. (Filed as Exhibit 10.1.4(c) to the Registrant's Form 10-Q for the quarterly period ended March 31, 1998, File No. 33-7591.)
*10.1.5(a)	–	Tax Indemnification Agreement No. 2, dated December 30, 1985, between Ford Motor Credit Company, Owner Participant, and Oglethorpe, Lessee, together with a Schedule identifying three substantially identical Tax Indemnification Agreements. (Filed as Exhibit 10.1.5 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.1.5(b)	–	Amendment No. 1 to the Tax Indemnification Agreement No. 2, dated December 17, 1997, between DFO Partnership, as assignee of Ford Motor Credit Company, as Owner Participant, and Oglethorpe, as Lessee, with a Schedule identifying three substantially identical Amendments No. 1 to the Tax Indemnification Agreements and any material differences. (Filed as Exhibit 10.1.5(b) to the Registrant's Form S-4 Registration Statement, File No. 333-42759.)
*10.1.6	–	Assignment of Interest in Ownership Agreement and Operating Agreement No. 2, dated December 30, 1985, between Oglethorpe, Assignor, and Wilmington Trust Company and William J. Wade, as Owner Trustees under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, Assignee, together with Schedule identifying three substantially identical Assignments of Interest in Ownership Agreement and Operating Agreement. (Filed as Exhibit 10.1.6 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.1.7(a)	–	Consent, Amendment and Assumption No. 2, dated December 30, 1985, among Georgia Power Company and Oglethorpe and Municipal Electric Authority of Georgia and City of Dalton, Georgia and Gulf Power Company and Wilmington Trust Company and William J. Wade, as Owner Trustees under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, together with a Schedule identifying three substantially identical Consents, Amendments and Assumptions. (Filed as Exhibit 10.1.9 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)

*10.1.7(b)	–	Amendment to Consent, Amendment and Assumption No. 2, dated as of August 16, 1993, among Oglethorpe, Georgia Power Company, Municipal Electric Authority of Georgia, City of Dalton, Georgia, Gulf Power Company, Jacksonville Electric Authority, Florida Power & Light Company and Wilmington Trust Company and NationsBank of Georgia, N.A., as Owner Trustees under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, together with a Schedule identifying three substantially identical Amendments to Consents, Amendments and Assumptions. (Filed as Exhibit 10.1.9(a) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1993, File No. 33-7591.)
*10.2.1	–	Section 168 Agreement and Election, dated as of April 7, 1982, between Continental Telephone Corporation and Oglethorpe. (Filed as Exhibit 10.2 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.2.2	–	Section 168 Agreement and Election, dated as of April 9, 1982, between Rollins, Inc. and Oglethorpe. (Filed as Exhibit 10.4 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.3.1(a)	–	Plant Robert W. Scherer Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of May 15, 1980. (Filed as Exhibit 10.6.1 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.3.1(b)	–	Amendment to Plant Robert W. Scherer Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of December 30, 1985. (Filed as Exhibit 10.1.8 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.3.1(c)	–	Amendment Number Two to the Plant Robert W. Scherer Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of July 1, 1986. (Filed as Exhibit 10.6.1(a) to the Registrant's Form 10-K for the fiscal year ended December 31, 1987, File No. 33-7591.)
*10.3.1(d)	–	Amendment Number Three to the Plant Robert W. Scherer Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of August 1, 1988. (Filed as Exhibit 10.6.1(b) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1993, File No. 33-7591.)
*10.3.1(e)	–	Amendment Number Four to the Plant Robert W. Scherer Units Number One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of December 31, 1990. (Filed as Exhibit 10.6.1(c) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1993, File No. 33-7591.)
*10.3.2(a)	–	Plant Robert W. Scherer Units Numbers One and Two Operating Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of May 15, 1980. (Filed as Exhibit 10.6.2 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.3.2(b)	–	Amendment to Plant Robert W. Scherer Units Numbers One and Two Operating Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of December 30, 1985. (Filed as Exhibit 10.1.7 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)

*10.3.2(c)	–	Amendment Number Two to the Plant Robert W. Scherer Units Numbers One and Two Operating Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of December 31, 1990. (Filed as Exhibit 10.6.2(a) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1993, File No. 33-7591.)
*10.3.3	–	Plant Scherer Managing Board Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia, City of Dalton, Georgia, Gulf Power Company, Florida Power & Light Company and Jacksonville Electric Authority, dated as of December 31, 1990. (Filed as Exhibit 10.6.3 to the Registrant's Form 10-Q for the quarterly period ended September 30, 1993, File No. 33-7591.)
*10.4.1(a)	–	Alvin W. Vogtle Nuclear Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of August 27, 1976. (Filed as Exhibit 10.7.1 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.4.1(b)	–	Amendment Number One, dated January 18, 1977, to the Alvin W. Vogtle Nuclear Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia. (Filed as Exhibit 10.7.3 to the Registrant's Form 10-K for the fiscal year ended December 31, 1986, File No. 33-7591.)
*10.4.1(c)	–	Amendment Number Two, dated February 24, 1977, to the Alvin W. Vogtle Nuclear Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia. (Filed as Exhibit 10.7.4 to the Registrant's Form 10-K for the fiscal year ended December 31, 1986, File No. 33-7591.)
*10.4.2	–	Plant Alvin W. Vogtle Additional Units Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of April 21, 2006. (Filed as Exhibit 10.4.4 to the Registrant's Form 8-K, filed April 27, 2006, File No. 33-7591.)
*10.4.3	–	Plant Alvin W. Vogtle Nuclear Units Amended and Restated Operating Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of April 21, 2006. (Filed as Exhibit 10.4.3 to the Registrant's Form 8-K, filed April 27, 2006, File No. 33-7591.)
10.4.4(a)(2)	–	Engineering, Procurement and Construction Agreement between Georgia Power Company, acting for itself and as agent for Oglethorpe, Municipal Electric Authority of Georgia and the City of Dalton, Georgia, acting by and through its Board of Water, Light and Sinking Fund Commissioners, as owners and a consortium consisting of Westinghouse Electric Company LLC and Stone & Weber, Inc., as contractor, for Units 3 & 4 at the Vogtle Electric Generating Plant Site, dated as of April 8, 2008. (Incorporated by reference to Exhibit 10(c)1 of Georgia Power Company's Form 10-Q/A for the quarterly period ended June 30, 2008, filed with the SEC on January 26, 2009.)
10.4.4(b)(2)	–	Amendment No. 1, dated as of December 11, 2009, to the Engineering, Procurement and Construction Agreement, dated as of April 8, 2008, between Georgia Power, for itself and as agent for Oglethorpe, Municipal Electric Authority of Georgia, and Dalton Utilities, as owners, and a consortium consisting of Westinghouse and Stone & Webster, as contractor, for Units 3 & 4 at the Vogtle Electric Generating Plant Site. (Incorporated by reference to Exhibit 10(c)29 of Georgia Power Company's Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on February 25, 2010.)

10.4.4(c)(2)	–	Amendment No. 2, dated as of January 15, 2010, to the Engineering, Procurement and Construction Agreement, dated as of April 8, 2008, between Georgia Power, for itself and as agent for Oglethorpe, Municipal Electric Authority of Georgia, and Dalton Utilities, as owners, and a consortium consisting of Westinghouse and Stone & Webster, as contractor, for Units 3 & 4 at the Vogtle Electric Generating Plant Site. (Incorporated by reference to Exhibit 10(c)(1) of Georgia Power Company's Form 10-Q for the quarterly period ended March 31, 2010, filed with the SEC on May 7, 2010.)
10.4.4(d)(2)	–	Amendment No. 3, dated as of February 23, 2010, to the Engineering, Procurement and Construction Agreement, dated as of April 8, 2008, between Georgia Power, for itself and as agent for Oglethorpe, Municipal Electric Authority of Georgia, and Dalton Utilities, as owners, and a consortium consisting of Westinghouse and Stone & Webster, as contractor, for Units 3 & 4 at the Vogtle Electric Generating Plant Site. (Incorporated by reference to Exhibit 10(c)(2) of Georgia Power Company's Form 10-Q for the quarterly period ended March 31, 2010, filed with the SEC on May 7, 2010.)
*10.5.1	–	Plant Hal Wansley Purchase and Ownership Participation Agreement between Georgia Power Company and Oglethorpe, dated as of March 26, 1976. (Filed as Exhibit 10.8.1 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.5.2(a)	–	Plant Hal Wansley Operating Agreement between Georgia Power Company and Oglethorpe, dated as of March 26, 1976. (Filed as Exhibit 10.8.2 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.5.2(b)	–	Amendment, dated as of January 15, 1995, to the Plant Hal Wansley Operating Agreements by and among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia. (Filed as Exhibit 10.5.2(a) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1996, File No. 33-7591.)
*10.5.3	–	Plant Hal Wansley Combustion Turbine Agreement between Georgia Power Company and Oglethorpe, dated as of August 2, 1982 and Amendment No. 1, dated October 20, 1982. (Filed as Exhibit 10.18 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.6.1	–	Edwin I. Hatch Nuclear Plant Purchase and Ownership Participation Agreement between Georgia Power Company and Oglethorpe, dated as of January 6, 1975. (Filed as Exhibit 10.9.1 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.6.2	–	Edwin I. Hatch Nuclear Plant Operating Agreement between Georgia Power Company and Oglethorpe, dated as of January 6, 1975. (Filed as Exhibit 10.9.2 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.7.1	–	Rocky Mountain Pumped Storage Hydroelectric Project Ownership Participation Agreement, dated as of November 18, 1988, by and between Oglethorpe and Georgia Power Company. (Filed as Exhibit 10.22.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1988, File No. 33-7591.)
*10.7.2	–	Rocky Mountain Pumped Storage Hydroelectric Project Operating Agreement, dated as of November 18, 1988, by and between Oglethorpe and Georgia Power Company. (Filed as Exhibit 10.22.2 to the Registrant's Form 10-K for the fiscal year ended December 31, 1988, File No. 33-7591.)
*10.8.1	–	Amended and Restated Wholesale Power Contract, dated as of January 1, 2003, between Oglethorpe and Altamaha Electric Membership Corporation, together with a schedule identifying 38 other substantially identical Amended and Restated Wholesale Power Contracts. (Filed as Exhibit 10.31.1 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2003, File No. 33-7591.)

*10.8.2	–	First Amendment to Amended and Restated Wholesale Power Contract, dated as of June 1, 2005, between Oglethorpe and Altamaha Electric Membership Corporation, together with a schedule identifying 37 other substantially identical First Amendments. (Filed as Exhibit 10.8.2 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2005, File No. 33-7591.)
*10.8.3	–	Amended and Restated Supplemental Agreement, dated as of January 1, 2003, by and among Oglethorpe, Altamaha Electric Membership Corporation and the United States of America, together with a schedule identifying 38 other substantially identical Amended and Restated Supplemental Agreements. (Filed as Exhibit 10.31.2 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2003, File No. 33-7591.)
*10.8.4	–	Supplemental Agreement to the Amended and Restated Wholesale Power Contract, dated as of January 1, 1997, by and among Georgia Power Company, Oglethorpe and Altamaha Electric Membership Corporation, together with a schedule identifying 38 other substantially identical Supplemental Agreements. (Filed as Exhibit 10.8.3 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.8.5	–	Supplemental Agreement to the Amended and Restated Wholesale Power Contract, dated as of March 1, 1997, by and between Oglethorpe and Altamaha Electric Membership Corporation, together with a schedule identifying 36 other substantially identical Supplemental Agreements, and an additional Supplemental Agreement that is not substantially identical. (Filed as Exhibit 10.8.4 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.8.6	–	Supplemental Agreement to the Amended and Restated Wholesale Power Contract, dated as of March 1, 1997, by and between Oglethorpe and Coweta-Fayette Electric Membership Corporation, together with a schedule identifying 1 other substantially identical Supplemental Agreement. (Filed as Exhibit 10.8.5 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.8.7	–	Supplemental Agreement to the Amended and Restated Wholesale Power Contract, dated as of May 1, 1997 by and between Oglethorpe and Altamaha Electric Membership Corporation, together with a schedule identifying 38 other substantially identical Supplemental Agreements. (Filed as Exhibit 10.8.6 to the Registrant's Form 10-Q for the quarterly period ended June 30, 1997, File No. 33-7591.)
*10.8.8	–	Wholesale Power Contract, dated November 1, 2009, between Oglethorpe and Flint Electric Membership Corporation. (Filed as Exhibit 10.8.8 to the Registrant's Form 10-K for the fiscal year ended December 31, 2009, File No. 000-53908.)
*10.8.9	–	Supplemental Agreement to the Wholesale Power Contract, dated as of November 1, 2009, by and between Oglethorpe, Flint Electric Membership Corporation and the United States of America. (Filed as Exhibit 10.8.9 to the Registrant's Form 10-K for the fiscal year ended December 31, 2009, File No. 000-53908.)
*10.9	–	Letter of Commitment (Firm Power Sale) Under Service Schedule J — Negotiated Interchange Service between Alabama Electric Cooperative, Inc. and Oglethorpe, dated March 31, 1994. (Filed as Exhibit 10.11(b) to the Registrant's Form 10-Q for the quarter ended June 30, 1994, File No. 33-7591.)
*10.10	–	ITSA, Power Sale and Coordination Umbrella Agreement between Oglethorpe and Georgia Power Company, dated as of November 12, 1990. (Filed as Exhibit 10.28 to the Registrant's Form 8-K, filed January 4, 1991, File No. 33-7591.)

*10.11	–	Second Amended and Restated Nuclear Managing Board Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of April 21, 2006. (Filed as Exhibit 10.13(b) to the Registrant's Form 8-K, filed April 27, 2006, File No. 33-7591.)
*10.12	–	Supplemental Agreement by and among Oglethorpe, Tri-County Electric Membership Corporation and Georgia Power Company, dated as of November 12, 1990, together with a Schedule identifying 38 other substantially identical Supplemental Agreements. (Filed as Exhibit 10.30 to the Registrant's Form 8-K, filed January 4, 1991, File No. 33-7591.)
*10.13.1	–	Participation Agreement (P1), dated as of December 30, 1996, among Oglethorpe, Rocky Mountain Leasing Corporation, Fleet National Bank, as Owner Trustee, SunTrust Bank, Atlanta, as Co-Trustee, the Owner Participant named therein and Utrecht-America Finance Co., as Lender, together with a Schedule identifying five other substantially identical Participation Agreements. (Filed as Exhibit 10.32.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.13.1(a)	–	Amendment No. 1, dated as of June 1, 2003 to Participation Agreement (P1), dated as of December 30, 1996, among Oglethorpe, Rocky Mountain Leasing Corporation, U.S. Bank National Association, as Owner Trustee, SunTrust Bank, as Co-Trustee, the Owner Participant named therein and Utrecht-America Finance Co., as Lender, together with a Schedule identifying five other substantially identical Amendments No. 1 to the Participation Agreements. (Filed as Exhibit 10.16.1(a) to the Registrant's Form 10-K for the fiscal year ended December 31, 2008, File No. 33-7591.)
*10.13.1(b)(1)	–	Amendment No. 2 to Participation Agreement (P1), dated as of May 22, 2009, by and among Oglethorpe, Rocky Mountain Leasing Corporation, U.S. Bank National Association, as Owner Trustee, U.S. Bank National Association, as Co-Trustee, the Owner Participant named therein and Utrecht-America Finance Co., as Lender, together with a Schedule identifying four other substantially identical Amendments No. 2 to Participation Agreement. (Filed as Exhibit 10.1 to the Registrant's Form 8-K filed May 28, 2009, File No. 33-7591.)
*10.13.1(b)(2)	–	Amendment No. 2 to Participation Agreement (N5), dated as of August 19, 2009, by and among Oglethorpe, Rocky Mountain Leasing Corporation, U.S. Bank National Association, as Owner Trustee, U.S. Bank National Association, as Co-Trustee, NationsBanc Leasing & R.E. Corporation, as Owner Participant, and Utrecht-America Finance Co., as Lender (Referenced as Exhibit 10.1 to the Registrant's Form 8-K filed August 21, 2009, File No. 333-159338.)
*10.13.2	–	Rocky Mountain Head Lease Agreement (P1), dated as of December 30, 1996, between Oglethorpe and SunTrust Bank, Atlanta, as Co-Trustee, together with a Schedule identifying five other substantially identical Rocky Mountain Head Lease Agreements. (Filed as Exhibit 10.32.2 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.13.2(a)(1)	–	Amendment No. 1 to Head Lease Agreement (P1), dated as of May 22, 2009, by and between Oglethorpe and U.S. Bank National Association, as Co-Trustee, together with a Schedule identifying four other substantially identical Amendments No. 1 to Head Lease Agreement. (Filed as Exhibit 10.4 to the Registrant's Form 8-K filed May 28, 2009, File No. 33-7591.)
*10.13.2(a)(2)	–	Amendment No. 1 to Head Lease Agreement (N5), dated as of August 19, 2009, by and between Oglethorpe and U.S. Bank National Association, as Co-Trustee. (Referenced as Exhibit 10.4 to the Registrant's Form 8-K filed August 21, 2009, File No. 333-159338.)

*10.13.3	–	Ground Lease Agreement (P1), dated as of December 30, 1996, between Oglethorpe and SunTrust Bank, Atlanta, as Co-Trustee, together with a Schedule identifying five other substantially identical Ground Lease Agreements. (Filed as Exhibit 10.32.3 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.13.4	–	Rocky Mountain Agreements Assignment and Assumption Agreement (P1), dated as of December 30, 1996, between Oglethorpe and SunTrust Bank, Atlanta, as Co-Trustee, together with a Schedule identifying five other substantially identical Rocky Mountain Agreements Assignment and Assumption Agreements. (Filed as Exhibit 10.32.4 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.13.5	–	Facility Lease Agreement (P1), dated as of December 30, 1996, between SunTrust Bank, Atlanta, as Co-Trustee and Rocky Mountain Leasing Corporation, together with a Schedule identifying five other substantially identical Facility Lease Agreements. (Filed as Exhibit 10.32.5 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.13.5(a)(1)	–	Amendment No. 1 to Facility Lease Agreement (P1), dated as of May 22, 2009, by and between U.S. Bank National Association, as Co-Trustee, and Rocky Mountain Leasing Corporation, together with a Schedule identifying four other substantially identical Amendments No. 1 to Facility Lease Agreement. (Filed as Exhibit 10.5 to the Registrant's Form 8-K filed May 28, 2009, File No. 33-7591.)
*10.13.5(a)(2)	–	Amendment No. 1 to Facility Lease Agreement (N5), dated as of August 19, 2009, by and between U.S. Bank National Association, as Co-Trustee, and Rocky Mountain Leasing Corporation. (Referenced as Exhibit 10.5 to the Registrant's Form 8-K filed August 21, 2009, File No. 333-159338.)
*10.13.6	–	Ground Sublease Agreement (P1), dated as of December 30, 1996, between SunTrust Bank, Atlanta, as Co-Trustee and Rocky Mountain Leasing Corporation, together with a Schedule identifying five other substantially identical Ground Sublease Agreements. (Filed as Exhibit 10.32.6 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.13.7	–	Rocky Mountain Agreements Re-assignment and Assumption Agreement (P1), dated as of December 30, 1996, between SunTrust Bank, Atlanta, as Co-Trustee and Rocky Mountain Leasing Corporation, together with a Schedule identifying five other substantially identical Rocky Mountain Agreements Re-assignment and Assumption Agreements. (Filed as Exhibit 10.32.7 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.13.8	–	Facility Sublease Agreement (P1), dated as of December 30, 1996, between Oglethorpe and Rocky Mountain Leasing Corporation, together with a Schedule identifying five other substantially identical Facility Sublease Agreements. (Filed as Exhibit 10.32.8 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.13.8(a)(1)	–	Amendment No. 1 to Facility Sublease Agreement (P1), dated as of May 22, 2009, by and between Oglethorpe and Rocky Mountain Leasing Corporation, together with a Schedule identifying four other substantially identical Amendments No. 1 to Facility Sublease Agreement. (Filed as Exhibit 10.6 to the Registrant's Form 8-K filed May 28, 2009, File No. 33-7591.)
*10.13.8(a)(2)	–	Amendment No. 1 to Facility Sublease Agreement (N5), dated as of August 19, 2009, by and between Oglethorpe and Rocky Mountain Leasing Corporation. (Referenced as Exhibit 10.6 to the Registrant's Form 8-K filed August 21, 2009, File No. 333-159338.)

*10.13.9	–	Ground Sub-sublease Agreement (P1), dated as of December 30, 1996, between Rocky Mountain Leasing Corporation and Oglethorpe, together with a Schedule identifying five other substantially identical Ground Sub-sublease Agreements. (Filed as Exhibit 10.32.9 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.13.10	–	Rocky Mountain Agreements Second Re-assignment and Assumption Agreement (P1), dated as of December 30, 1996, between Rocky Mountain Leasing Corporation and Oglethorpe, together with a Schedule identifying five other substantially identical Rocky Mountain Agreements Second Re-assignment and Assumption Agreements. (Filed as Exhibit 10.32.10 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.13.11	–	Payment Undertaking Agreement (P1), dated as of December 30, 1996, between Rocky Mountain Leasing Corporation and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., New York Branch, as the Bank, together with a Schedule identifying five other substantially identical Payment Undertaking Agreements. (Filed as Exhibit 10.32.11 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.13.12	–	Payment Undertaking Pledge Agreement (P1), dated as of December 30, 1996, between Rocky Mountain Leasing Corporation, Fleet National Bank, as Owner Trustee, and SunTrust Bank, Atlanta, as Co-Trustee, together with a Schedule identifying five other substantially identical Payment Undertaking Pledge Agreements. (Filed as Exhibit 10.32.12 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.13.13	–	Equity Funding Agreement (P1), dated as of December 30, 1996, between Rocky Mountain Leasing Corporation, AIG Match Funding Corp., the Owner Participant named therein, Fleet National Bank, as Owner Trustee, and SunTrust Bank, Atlanta, as Co-Trustee, together with a Schedule identifying five other substantially identical Equity Funding Agreements. (Filed as Exhibit 10.32.13 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.13.14	–	Equity Funding Pledge Agreement (P1), dated as of December 30, 1996, between Rocky Mountain Leasing Corporation and SunTrust Bank, Atlanta, as Co-Trustee, together with a Schedule identifying five other substantially identical Equity Funding Pledge Agreements. (Filed as Exhibit 10.32.14 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.13.15	–	Deed to Secure Debt, Assignment of Surety Bond and Security Agreement (P1), dated as of December 30, 1996, between Rocky Mountain Leasing Corporation, SunTrust Bank, Atlanta, as Co-Trustee, together with a Schedule identifying five other substantially identical Collateral Assignment, Assignment of Surety Bond and Security Agreements. (Filed as Exhibit 10.32.15 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.13.15(a)(1)	–	Amendment No. 1 to Deed to Secure Debt, Assignment of Surety Bond and Security Agreement (P1), dated as of May 22, 2009, by and between Rocky Mountain Leasing Corporation and U.S. Bank National Association, as Co-Trustee, together with a Schedule identifying four other substantially identical Amendments No.1 to Deed to Secure Debt, Assignment of Surety Bond and Security Agreement. (Filed as Exhibit 10.2 to the Registrant's Form 8-K filed May 28, 2009, File No. 33-7591.)

*10.13.15(a)(2)	–	Amendment No. 1 to Deed to Secure Debt, Assignment of Surety Bond and Security Agreement (N5), dated as of August 19, 2009, by and between Rocky Mountain Leasing Corporation and U.S. Bank National Association, as Co-Trustee. (Referenced as Exhibit 10.2 to the Registrant's Form 8-K filed August 21, 2009, File No. 333-159338.)
*10.13.16	–	Subordinated Deed to Secure Debt and Security Agreement (P1), dated as of December 30, 1996, among Oglethorpe, AMBAC Indemnity Corporation and SunTrust Bank, Atlanta, as Co-Trustee, together with a Schedule identifying five other substantially identical Subordinated Deed to Secure Debt and Security Agreements. (Filed as Exhibit 10.32.16 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.13.16(a)(1)	–	Amendment No. 1 to Subordinated Deed to Secure Debt and Security Agreement (P1), dated as of May 22, 2009, by and among Oglethorpe, U.S. Bank National Association, as Co-Trustee, and Ambac Assurance Corporation, together with a Schedule identifying four other substantially identical Amendments No. 1 to Subordinated Deed to Secure Debt and Security Agreement. (Filed as Exhibit 10.3 to the Registrant's Form 8-K filed May 28, 2009, File No. 33-7591.)
*10.13.16(a)(2)	–	Amendment No. 1 to Subordinated Deed to Secure Debt and Security Agreement (N5), dated as of August 19, 2009, by and among Oglethorpe, U.S. Bank National Association, as Co-Trustee, and Ambac Assurance Corporation. (Referenced as Exhibit 10.3 to the Registrant's Form 8-K filed August 21, 2009, File No. 333-159338.)
*10.13.17	–	Tax Indemnification Agreement (P1), dated as of December 30, 1996, between Oglethorpe and the Owner Participant named therein, together with a Schedule identifying five other substantially identical Tax Indemnification Agreements. (Filed as Exhibit 10.32.17 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.13.18	–	Consent No. 1, dated as of December 30, 1996, among Georgia Power Company, Oglethorpe, SunTrust Bank, Atlanta, as Co-Trustee, and Fleet National Bank, as Owner Trustee, together with a Schedule identifying five other substantially identical Consents. (Filed as Exhibit 10.32.18 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.13.19(a)	–	OPC Intercreditor and Security Agreement No. 1, dated as of December 30, 1996, among the United States of America, acting through the Administrator of the Rural Utilities Service, SunTrust Bank, Atlanta, Oglethorpe, Rocky Mountain Leasing Corporation, SunTrust Bank, Atlanta, as Co-Trustee, Fleet National Bank, as Owner Trustee, Utrecht-America Finance Co., as Lender and AMBAC Indemnity Corporation, together with a Schedule identifying five other substantially identical Intercreditor and Security Agreements. (Filed as Exhibit 10.32.19 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.13.19(b)	–	Supplement to OPC Intercreditor and Security Agreement No. 1, dated as of March 1, 1997, among the United States of America, acting through the Administrator of the Rural Utilities Service, SunTrust Bank, Atlanta, Oglethorpe, Rocky Mountain Leasing Corporation, SunTrust Bank, Atlanta, as Co-Trustee, Fleet National Bank, as Owner Trustee, Utrecht-America Finance Co., as Lender and AMBAC Indemnity Corporation, together with a Schedule identifying five other substantially identical Supplements to OPC Intercreditor and Security Agreements. (Filed as Exhibit 10.32.19(b) to the Registrant's Form S-4 Registration Statement, File No. 333-42759.)

*10.13.20(a)	–	Surety Bond Implementation Agreement (P1), dated as of May 22, 2009, by and among Oglethorpe, Rocky Mountain Leasing Corporation, the Owner Participant named therein, U.S. Bank National Association, as Owner Trustee, U.S. Bank National Association, as Co-Trustee, Ambac Assurance Corporation and Berkshire Hathaway Assurance Corporation, together with a Schedule identifying four other substantially identical Surety Bond Implementation Agreements. (Filed as Exhibit 10.7 to the Registrant's Form 8-K filed May 28, 2009, File No. 33-7591.)
*10.13.20(b)	–	Surety Bond Implementation Agreement (N5), dated as of August 19, 2009, by and among Oglethorpe, Rocky Mountain Leasing Corporation, NationsBanc Leasing & R.E. Corporation, as Owner Participant, U.S. Bank National Association, as Owner Trustee, U.S. Bank National Association, as Co-Trustee, Ambac Assurance Corporation and Berkshire Hathaway Assurance Corporation. (Referenced as Exhibit 10.7 in the Registrant's Form 8-K filed August 21, 2009, File No. 333-159338.)
*10.13.21(a)	–	Berkshire Guaranty Agreement (P1), dated as of May 22, 2009, by and between Oglethorpe and Berkshire Hathaway Assurance Corporation, together with a Schedule identifying four other substantially identical Berkshire Guaranty Agreements. (Filed as Exhibit 10.8 to the Registrant's Form 8-K filed May 28, 2009, File No. 33-7591.)
*10.13.21(b)	–	Berkshire Guaranty Agreement (N5), dated as of August 19, 2009, by and between Oglethorpe and Berkshire Hathaway Assurance Corporation. (Referenced as Exhibit 10.8 to the Registrant's Form 8-K filed August 21, 2009, File No. 333-159338.)
*10.14.1(a)	–	Member Transmission Service Agreement, dated as of March 1, 1997, by and between Oglethorpe and Georgia Transmission Corporation (An Electric Membership Corporation). (Filed as Exhibit 10.33.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.14.1(b)	–	Agreement to Extend the Term of the Member Transmission Service Agreement, dated as of August 2, 2006, by and between Oglethorpe and Georgia Transmission Corporation (An Electric Membership Corporation). (Filed as Exhibit 10.17.1(b) to the Registrant's Form 10-Q for the quarterly period ended June 30, 2006, File No. 33-7591.)
*10.14.2	–	Generation Services Agreement, dated as of March 1, 1997, by and between Oglethorpe and Georgia System Operations Corporation. (Filed as Exhibit 10.33.2 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.14.3	–	Operation Services Agreement, dated as of March 1, 1997, by and between Oglethorpe and Georgia System Operations Corporation. (Filed as Exhibit 10.33.3 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.15	–	Long Term Transaction Service Agreement Under Southern Companies' Federal Energy Regulatory Commission Electric Tariff Volume No. 4 Market-Based Rate Tariff, between Georgia Power Company and Oglethorpe, dated as of February 26, 1999. (Filed as Exhibit 10.27 to the Registrant's Form 10-Q for the quarterly period ended March 31, 1999, File No. 33-7591.)
*10.16(3)	–	Employment Agreement, dated as of January 1, 2007, between Oglethorpe and Thomas A. Smith. (Filed as Exhibit 10.19 to the Registrant's Form 10-K for the fiscal year ended December 31, 2006, File No. 33-7591.)
*10.17(3)	–	Employment Agreement, dated January 1, 2007, between Oglethorpe and Michael W. Price. (Filed as Exhibit 10.20 to the Registrant's Form 10-K for the fiscal year ended December 31, 2006, File No. 33-7591.)

*10.18(3)	–	Employment Agreement, dated as of January 1, 2007, between Oglethorpe and Elizabeth Bush Higgins. (Filed as Exhibit 10.21 to the Registrant's Form 10-K for the fiscal year ended December 31, 2006, File No. 33-7591.)
*10.19(3)	–	Employment Agreement, dated as of January 1, 2007, between Oglethorpe and William F. Ussery. (Filed as Exhibit 10.23 to the Registrant's Form 10-K for the fiscal year ended December 31, 2006, File No. 33-7591.)
*10.20(3)	–	Employment Agreement, dated as of August 17, 2009, between Oglethorpe and Charles W. Whitney (Filed as Exhibit 10.1 to the Registrant's Form 10-Q for the quarterly period ended September 30, 2009, File No. 33-7591.)
*10.21	–	Oglethorpe Power Corporation Executive Incentive Payment Plan, dated November 8, 2007. (Filed as Exhibit 10.25 to the Registrant's Form 10-K for the fiscal year ended December 31, 2007, File No. 33-7591.)
*10.22	–	Participation Agreement for the Oglethorpe Power Corporation Executive Supplemental Retirement Plan, dated as of March 15, 2002, between Oglethorpe and Thomas A. Smith. (Filed as Exhibit 10.30 to the Registrant's Form 10-Q for the quarterly period ended March 31, 2002, File No. 33-7591.)
12.1	–	Oglethorpe Computation of Ratio of Earnings to Fixed Charges, Margins for Interest Ratio and Equity Ratio
*14.1	–	Code of Ethics, revised July 10, 2008. (Filed as Exhibit 14.1 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2008, File No. 33-7591.) (Effective April 1, 2011, the Code of Ethics is replaced by the Code of Conduct which is available on our website, www.opc.com.)
21.1	–	Subsidiaries of the Registrant and jurisdiction of incorporation/organization: Rocky Mountain Leasing Corporation, a Delaware corporation.
23.1	–	Consent of Ernst & Young LLP
23.2	–	Consent of PricewaterhouseCoopers LLP
31.1	–	Rule 13a-14(a)/15d-14(a) Certification, by Thomas A. Smith (Principal Executive Officer).
31.2	–	Rule 13a-14(a)/15d-14(a) Certification, by Elizabeth B. Higgins (Principal Financial Officer).
32.1	–	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Thomas A. Smith (Principal Executive Officer).
32.2	–	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Elizabeth B. Higgins (Principal Financial Officer).
*99.1	–	Member Financial and Statistical Information (Filed as Exhibit 99.1 to the Registrant's Form 10-Q for the quarterly period ended March 31, 2010, File No. 000-53908.)

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

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of March, 2011.

OGLETHORPE POWER CORPORATION (AN ELECTRIC MEMBERSHIP CORPORATION)
By:	/s/ THOMAS A. SMITH THOMAS A. SMITH President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS A. SMITH THOMAS A. SMITH	President and Chief Executive Officer (Principal Executive Officer)	March 18, 2011
/s/ ELIZABETH B. HIGGINS ELIZABETH B. HIGGINS	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 18, 2011
/s/ BRIAN PREVOST BRIAN PREVOST	Vice President, Controller (Chief Accounting Officer)	March 18, 2011
/s/ C. HILL BENTLEY C. HILL BENTLEY	Director	March 18, 2011
/s/ LARRY N. CHADWICK LARRY N. CHADWICK	Director	March 18, 2011
/s/ BENNY W. DENHAM BENNY W. DENHAM	Director	March 18, 2011
/s/ WM. RONALD DUFFEY WM. RONALD DUFFEY	Director	March 18, 2011
/s/ M. ANTHONY HAM M. ANTHONY HAM	Director	March 18, 2011

Signature	Title	Date

/s/ MARSHALL MILLWOOD MARSHALL MILLWOOD	Director	March 18, 2011
/s/ JEFFREY W. MURPHY JEFFREY W. MURPHY	Director	March 18, 2011
/s/ G. RANDALL PUGH G. RANDALL PUGH	Director	March 18, 2011
/s/ J. SAM L. RABUN J. SAM L. RABUN	Director	March 18, 2011
/s/ BOBBY C. SMITH, JR. BOBBY C. SMITH, JR.	Director	March 18, 2011
/s/ GEORGE L. WEAVER GEORGE L. WEAVER	Director	March 18, 2011
/s/ H. B. WILEY, JR. H. B. WILEY, JR.	Director	March 18, 2011