Form 10-Q
period 2011-03-31
OGLETHORPE POWER CORP
filed 2011-05-12
CIK 788816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR
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

(This page has been left blank intentionally)

OGLETHORPE POWER CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2011

		Page No.
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Unaudited Condensed Balance Sheets as of March 31, 2011 and December 31, 2010	2
	Unaudited Condensed Statements of Revenues and Expenses For the Three Months ended March 31, 2011 and 2010	4
	Unaudited Condensed Statements of Patronage Capital and Membership Fees and Accumulated Other Comprehensive Deficit For the Three Months ended March 31, 2011 and 2010	5
	Unaudited Condensed Statements of Cash Flows For the Three Months ended March 31, 2011 and 2010	6
	Notes to Unaudited Condensed Financial Statements For the Three Months ended March 31, 2011 and 2010	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	26
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Reserved	27
Item 5.	Other Information	27
Item 6.	Exhibits	28
SIGNATURES		29

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Oglethorpe Power Corporation
Condensed Balance Sheets (Unaudited)
March 31, 2011 and December 31, 2010

	(dollars in thousands)
	2011	2010
Assets
Electric plant:
In service	$6,678,552	$6,672,253
Less: Accumulated provision for depreciation	(3,135,423)	(3,101,731)

	3,543,129	3,570,522
Nuclear fuel, at amortized cost	271,697	249,563
Construction work in progress	1,391,592	1,195,475

	5,206,418	5,015,560

Investments and funds:
Decommissioning fund	275,220	265,483
Deposit on Rocky Mountain transactions	125,656	123,573
Investment in associated companies	56,534	56,125
Long-term investments	80,607	79,212
Other, at cost	3,540	3,570

	541,557	527,963

Current assets:
Cash and cash equivalents, at cost	540,864	672,212
Restricted cash, at cost	175,001	6,300
Restricted short-term investments	15,125	97,286
Receivables	97,906	106,674
Inventories, at average cost	187,385	171,815
Prepayments and other current assets	12,378	13,416

	1,028,659	1,067,703

Deferred charges:
Deferred debt expense, being amortized	60,209	59,202
Regulatory assets	311,874	311,136
Other	16,714	15,498

	388,797	385,836

	$7,165,431	$6,997,062

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Balance Sheets (Unaudited)
March 31, 2011 and December 31, 2010

	(dollars in thousands)
	2011	2010
Equity and Liabilities
Capitalization:
Patronage capital and membership fees	$612,062	$595,952
Accumulated other comprehensive deficit	(490)	(469)

	611,572	595,483
Long-term debt	4,708,066	4,657,127
Obligation under capital leases	176,896	179,288
Obligation under Rocky Mountain transactions	125,656	123,573

	5,622,190	5,555,471

Current liabilities:
Long-term debt and capital leases due within one year	324,835	170,947
Short-term borrowings	293,240	305,959
Accounts payable	158,642	139,614
Accrued interest	46,210	76,435
Accrued and withheld taxes	10,333	27,171
Member power bill prepayments, current	55,822	71,496
Other current liabilities	24,024	18,567

	913,106	810,189

Deferred credits and other liabilities:
Gain on sale of plant, being amortized	27,969	28,587
Asset retirement obligations	284,748	280,496
Member power bill prepayments, non-current	42,500	41,000
Power sale agreement, being amortized	65,814	69,480
Regulatory liabilities	163,654	170,235
Other	45,450	41,604

	630,135	631,402

	$7,165,431	$6,997,062

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Revenues and Expenses (Unaudited)
For the Three Months Ended March 31, 2011 and 2010

	(dollars in thousands)
	Three Months
	2011	2010
Operating revenues:
Sales to Members	$269,448	$303,828
Sales to non-Members	326	244

Total operating revenues	269,774	304,072

Operating expenses:
Fuel	72,449	102,092
Production	77,796	77,383
Depreciation and amortization	37,479	37,010
Purchased power	11,555	17,408
Accretion	4,560	4,284

Total operating expenses	203,839	238,177

Operating margin	65,935	65,895

Other income:
Investment income	7,394	7,656
Other	3,366	3,281

Total other income	10,760	10,937

Interest charges:
Interest expense	70,666	65,588
Allowance for debt funds used during construction	(15,228)	(9,462)
Amortization of debt discount and expense	5,147	6,102

Net interest charges	60,585	62,228

Net margin	$16,110	$14,604

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Patronage Capital and Membership Fees
and Accumulated Other Comprehensive Deficit (Unaudited)
For the Three Months Ended March 31, 2011 and 2010

	(dollars in thousands)
	Patronage Capital and Membership Fees	Accumulated Other Comprehensive (Deficit)	Total
Balance at December 31, 2009	$562,219	$(1,253)	$560,966

Components of comprehensive margin:
Net margin	14,604	—	14,604
Unrealized gain on available-for-sale securities	—	249	249

Total comprehensive margin			14,853

Balance at March 31, 2010	$576,823	$(1,004)	$575,819

Balance at December 31, 2010	$595,952	$(469)	$595,483

Components of comprehensive margin:
Net margin	16,110	—	16,110
Unrealized loss on available-for-sale securities	—	(21)	(21)

Total comprehensive margin			16,089

Balance at March 31, 2011	$612,062	$(490)	$611,572

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2011 and 2010

	(dollars in thousands)
	2011	2010
Cash flows from operating activities:
Net margin	$16,110	$14,604

Adjustments to reconcile net margin to net cash provided (used) by operating activities:
Depreciation and amortization, including nuclear fuel	66,378	63,172
Accretion cost	4,560	4,284
Amortization of deferred gains	(1,415)	(1,415)
Allowance for equity funds used during construction	(547)	(531)
Deferred outage costs	(34,962)	(22,134)
Gain on sale of investments	(5,053)	(4,140)
Regulatory deferral of costs associated with nuclear decommissioning	2,348	1,610
Other	(1,848)	(1,135)
Change in operating assets and liabilities:
Receivables	8,653	(17,848)
Inventories	(15,570)	6,200
Prepayments and other current assets	1,038	274
Accounts payable	(7,541)	(16,218)
Accrued interest	(30,225)	(10,473)
Accrued and withheld taxes	(16,838)	(17,293)
Other current liabilities	6,017	(4,556)
Member power bill prepayments	(14,174)	(48,745)

Total adjustments	(39,179)	(68,948)

Net cash used in operating activities	(23,069)	(54,344)

Cash flows from investing activities:
Property additions	(208,479)	(161,815)
Activity in decommissioning fund—Purchases	(284,469)	(133,043)
—Proceeds	283,188	131,908
Increase in restricted cash and cash equivalents	(168,701)	(122,612)
Decrease (increase) in restricted short-term investments	82,162	(40,802)
Activity in investment in associated organizations	(256)	(580)
Activity in other long-term investments—Purchases	(402)	(455)
—Proceeds	300	700
Other	(1,185)	1,067

Net cash used in investing activities	(297,842)	(325,632)

Cash flows from financing activities:
Long-term debt proceeds	257,351	133,550
Long-term debt payments	(54,931)	(32,827)
(Decrease) increase in short-term borrowings, net	(12,719)	206
Other	(138)	2,436

Net cash provided by financing activities	189,563	103,365

Net decrease in cash and cash equivalents	(131,348)	(276,611)
Cash and cash equivalents at beginning of period	672,212	579,069

Cash and cash equivalents at end of period	$540,864	$302,458

Supplemental cash flow information:
Cash paid for—
Interest (net of amounts capitalized)	$82,661	$63,651
Supplemental disclosure of non-cash investing and financing activities:
Change in plant expenditures included in accounts payable	$29,663	$(388)

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Notes to Unaudited Condensed Financial Statements
March 31, 2011 and 2010

(A)
General.    The condensed financial statements included in this report have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in this report reflects all adjustments (which include only normal recurring adjustments) and estimates necessary to fairly state, in all material respects, the results for the three-month periods ended March 31, 2011 and 2010. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC. The results of operations for the three-month period ended March 31, 2011 are not necessarily indicative of results to be expected for the full year. As noted in our 2010 Form 10-K, substantially all of our sales are to our 39 electric distribution cooperative members and, thus, the receivables on the accompanying balance sheets are principally from our members. (See "Notes to Financial Statements" in our 2010 Form 10-K.)

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

  The tables below detail assets and liabilities measured at fair value on a recurring basis for the periods ended March 31, 2011 and December 31, 2010.

		Fair Value Measurements at Reporting Date Using
	March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(dollars in thousands)
Decommissioning funds:
Domestic equity	$113,873	$113,873	$—	$—
International equity	43,638	43,638	—	—
Corporate bonds	50,805	50,805	—	—
US Treasury and government agency securities	32,579	32,579	—	—
Agency mortgage and asset backed securities	17,179	17,179	—	—
Derivative instruments	(548)	—	—	(548)
Other	17,694	17,694	—	—
Bond, reserve and construction funds	2,785	2,785	—	—
Long-term investments	80,607	72,199	—	8,408	(1)
Natural gas swaps	(2,069)	—	(2,069)	—

Total	$356,543	$350,752	$(2,069)	$7,860

		Fair Value Measurements at Reporting Date Using
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(dollars in thousands)
Decommissioning funds:
Domestic equity	$105,523	$105,523	$—	$—
International equity	43,619	43,619	—	—
Corporate bonds	53,847	53,847	—	—
US Treasury and government agency securities	47,649	47,649	—	—
Agency mortgage and asset backed securities	7,926	7,926	—	—
Derivative instruments	(452)	—	—	(452)
Other	7,371	7,371	—	—
Bond, reserve and construction funds	2,815	2,815	—	—
Long-term investments	79,212	70,541	—	8,671	(1)
Natural gas swaps	(2,054)	—	(2,054)	—

Total	$345,456	$339,291	$(2,054)	$8,219

(1)
Represents auction rate securities investments we hold.

The following tables present the changes in our Level 3 assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31, 2011
	Decommissioning funds	Long-term investments

	(dollars in thousands)
Assets:
Balance at January 1, 2011	$(452)	$8,671
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	(96)	—
Impairment included in other comprehensive deficit	—	37
Purchases, issuances, liquidations	—	(300)

Balance at March 31, 2011	$(548)	$8,408

	Three Months Ended March 31, 2010
	Decommissioning funds	Long-term investments

	(dollars in thousands)
Assets:
Balance at January 1, 2010	$(260)	$27,010
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	(175)	—
Impairment included in other comprehensive deficit	—	66
Purchases, issuances, liquidations	—	(700)

Balance at March 31, 2010	$(435)	$26,376

  The assets included in the "Long-term investments" column in each of the Level 3 tables above are auction rate securities. As a result of market conditions, including the failure of auctions for the auction rate securities in which we invested, the fair value of these auction rate securities was determined using an income approach based on a discounted cash flow model. The discounted cash flow model utilized projected cash flows at current rates, which was adjusted for illiquidity premiums based on discussions with market participants. At March 31, 2011, we held auction rate securities with maturity dates ranging from November 1, 2044 to December 1, 2045.

  At December 31, 2010, we had a temporary impairment on our auction rate securities of $1,029,000. Based on the fair value of the auction rate securities held at March 31, 2011, we recorded a ($37,000) incremental adjustment to the temporary impairment. The temporary impairment is reflected in "Accumulated other comprehensive deficit" on the Condensed Balance Sheets. The various assumptions we utilized to determine the fair value of our auction rate securities investments will vary from period to period based on the prevailing economic conditions. If the market for our auction rate securities investments should deteriorate, we may need to increase the illiquidity premium used in preparing a discounted cash flow model for these securities. A 25 basis point increase in the illiquidity premium used to determine the fair value of these investments at March 31, 2011, would have resulted in an additional decrease in the fair value of our auction rate securities investments by approximately $562,000.

  These investments were rated A3 by Moody's Investors Service and AAA by Fitch as of March 31, 2011. Therefore, it is expected that the investments will not be settled at a price less than par value. Because we do not intend to sell unless we can recover our cost basis in a relatively short period of time, and it is not more likely than not that we will be required to sell the securities, we considered the investments to be temporarily impaired at March 31, 2011.

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

  At March 31, 2011, the estimated fair value of our natural gas contracts was an unrealized loss of approximately $2,069,000. See Note B for further discussion on fair value measurements of financial instruments.

  We are exposed to credit risk as a result of entering into these hedging arrangements. Credit risk is the potential loss resulting from a counterparty's nonperformance under an agreement. We manage credit risk with policies and procedures for, among other things, counterparty analysis, exposure measurement, and exposure monitoring and mitigation in our natural gas hedging portfolio.

  It is possible that volatility in commodity prices could cause us to have credit risk exposures with one or more counterparties. If such counterparties fail to perform their obligations, we could suffer a financial loss. However, as of March 31, 2011, all of the counterparties with transaction amounts outstanding in our hedging portfolio are rated above investment grade by the major rating agencies or have provided a guaranty from one of their affiliates that is rated above investment grade.

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

  The contractual agreements contain provisions that could require us or the counterparty to post collateral or credit support. The amount of collateral or credit support that could be required is calculated as the difference between the aggregate fair value of the hedges and pre-established credit thresholds. The credit thresholds are contingent upon each party's credit standing and credit ratings from the major credit rating agencies. The collateral and credit support requirements vary by contract and by counterparty. As of March 31, 2011, neither we nor any counterparties were required to post credit support or collateral under any of these agreements. If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2011 due to our credit rating being downgraded below investment grade, we could have been required to post letters of credit totaling up to $2,069,000 with our counterparties.

  The following table reflects the volume activity of our natural gas derivatives as of March 31, 2011 that is expected to settle or mature each year:

Year	Natural Gas Swaps (MMBTUs) (in millions)

2011	4.23
2012	1.48
2013	0.02

Total	5.73

  The table below reflects the fair value of derivative instruments and their effect on our condensed unaudited balance sheet for the period ended March 31, 2011.

	Balance Sheet Location	Fair Value
		(dollars in thousands)
Designated as hedges under authoritative guidance related to derivatives and hedging activities:
Assets
Natural Gas Swaps	Receivables	$2,522
Natural Gas Swaps	Receivables	(453)

Total assets designated as hedges under authoritative guidance related to derivatives and hedging activities		$2,069

Liabilities
Natural Gas Swaps	Other current liabilities	$2,522
Natural Gas Swaps	Other current liabilities	(453)

Total liabilities designated as hedges under authoritative guidance related to derivatives and hedging activities		$2,069

Not designated as hedges under authoritative guidance related to derivatives and hedging activities:
Assets
Nuclear decommissioning trust	Decommissioning fund	$445
Nuclear decommissioning trust	Decommissioning fund	(993)
Nuclear decommissioning trust	Deferred asset associated with retirement obligations	242
Nuclear decommissioning trust	Deferred asset associated with retirement obligations	(273)

Total not designated as hedges under authoritative guidance related to derivatives and hedging activities		$(579)

  The following table presents the gains and (losses) on derivative instruments recognized in income for the three months ended March 31, 2011.

Effect of Derivative Instruments on the Condensed Statement of Revenues and Expenses
	Income Statement Location	Three months ended
		(dollars in thousands)
Designated as hedges under authoritative guidance related to derivatives and hedging activities
Natural Gas Swaps	Purchase power	$22
Natural Gas Swaps	Purchase power	(283)
Not designated as hedges under authoritative guidance related to derivatives and hedging activities
Nuclear decommissioning trust	Investment income	240
Nuclear decommissioning trust	Investment income	(250)

Total losses on derivatives		$(271)

(D)
Investments in Debt and Equity Securities.    Under Accounting for Certain Investments in Debt and Equity Securities, investment securities we hold are classified as either available-for-sale or held-to-maturity. Available-for-sale securities are carried at market value with unrealized gains and losses, net of any tax effect, added to or deducted from patronage capital. Unrealized gains and losses from investment securities held in the decommissioning fund, which are also classified as available-for-sale, are directly added to or deducted from deferred asset retirement obligations costs. Held-to-maturity securities are carried at cost. There were no held-to-maturity securities as of March 31, 2011 and December 31, 2010. All realized and unrealized gains and losses were determined using the specific identification method. Approximately 68% of these gross unrealized losses were in effect for less than one year. These losses were primarily due to investments in fixed income securities held in the nuclear decommissioning trust fund. Consistent with our ratemaking, unrealized gains and losses from the decommissioning trust fund are recorded as an increase or decrease to the regulatory asset.

  For those securities considered to be available-for-sale, the following table summarizes the activities for those securities as of March 31, 2011 and December 31, 2010:

	(dollars in thousands)
		Gross Unrealized
March 31, 2011	Cost	Gains	Losses	Fair Value

Equity	$142,477	$46,938	$(2,035)	$187,380
Debt	149,988	8,524	(4,426)	154,086
Other	17,175	244	(273)	17,146

Total	$309,640	$55,706	$(6,734)	$358,612

		Gross Unrealized
December 31, 2010	Cost	Gains	Losses	Fair Value

Equity	$137,492	$42,622	$(2,482)	$177,632
Debt	158,706	9,130	(4,879)	162,957
Other	7,035	3	(118)	6,920

Total	$303,233	$51,755	$(7,479)	$347,509

(E)
Recently Issued or Adopted Accounting Pronouncements.    In January 2010, the Financial Accounting Standards Board (FASB) issued Fair Value Measurements and Disclosures—Improving Disclosures about Fair Value Measurements. Effective March 31, 2011, the standard requires a reporting entity to present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one number) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). Our adoption of the standard did not have a material effect on our disclosures.

(F)
Accumulated Comprehensive Deficit.    The table below provides detail of the beginning and ending balance for each classification of accumulated other comprehensive deficit along with the amount of any reclassification adjustments included in margin for each of the periods presented in the Condensed Statements of Patronage Capital and Membership Fees and Accumulated Other Comprehensive Deficit. There were no material changes in the nature, timing or amounts of expected (gain) loss reclassified to net margin from the amounts disclosed in our 2010 Form 10-K.

  Our effective tax rate is zero; therefore, all amounts below are presented net of tax.

	Accumulated Other Comprehensive Deficit Three Months Ended
	(dollars in thousands)
	Available-for-sale Securities	Total

Balance at December 31, 2009	$(1,253)	$(1,253)

Unrealized gain	249	249
Balance at March 31, 2010	$(1,004)	$(1,004)

Balance at December 31, 2010	$(469)	$(469)

Unrealized loss	(21)	(21)

Balance at March 31, 2011	$(490)	$(490)

(G)
Environmental Matters.    There are a number of environmental matters that could have an effect on our financial condition or results of operations. At this time, the resolution of these matters is uncertain, and we have made no accruals for such contingencies and cannot reasonably estimate the possible loss or range of loss with respect to these matters.

  As is typical for electric utilities, we are subject to various federal, state and local air and water quality requirements which, among other things, regulate emissions of pollutants, such as particulate matter, sulfur dioxide, nitrogen oxides and mercury into the air and discharges of other pollutants, including heat, into waters of the United States. Beginning in 2011, we have become subject to climate change regulations that impose restrictions on emissions of greenhouse gases (including carbon dioxide), through the Prevention of Significant Deterioration preconstruction permitting program. As a result, we will have to evaluate any major modifications that we plan to undertake at our plants to determine whether they will need to undergo new source review permitting for greenhouse gases, and, if they do, whether any control technology will need to be added. We are also subject to federal, state and local waste disposal requirements that regulate the manner of transportation, storage and disposal of various types of waste.

  In general, environmental requirements are becoming increasingly stringent. New requirements may substantially increase the cost of electric service by requiring changes in the design or operation of existing facilities or changes or delays in the location, design, construction or operation of new facilities. See "Item 1—BUSINESS—ENVIRONMENTAL AND OTHER REGULATION" in our 2010 Form 10-K for a more detailed discussion of current and potential future regulation. Failure to comply with these requirements could result in the imposition of civil and criminal penalties as well as the complete shutdown of individual generating units not in compliance. Certain of our debt instruments and credit agreements require us to comply in all material respects with laws, rules, regulations and orders imposed by applicable governmental authorities, which include current or future environmental laws and regulations. Should we fail to be in compliance with these requirements, it would constitute a default under such debt instruments. Although it is our intent to comply with applicable current and future regulations, we cannot provide assurance that we will always be in compliance with such requirements.

(H)
Restricted cash.    The restricted cash balance at March 31, 2011 consisted of $168,700,000 of pollution control revenue bond proceeds utilized on April 1, 2011 for the refunding of certain pollution control revenue bonds and $6,301,000 of clean renewable energy bond proceeds on deposit with CoBank to fund a clean renewable energy project at the Rocky Mountain Pumped Storage Hydroelectric facility.

(I)
Restricted short-term investments.    At March 31, 2011, we had $15,125,000 on deposit with the Rural Utilities Service in the Cushion of Credit Account. The restricted funds will be utilized for future Rural Utilities Service/Federal Financing Bank debt service payments. The deposit earns interest at a Rural Utilities Service guaranteed rate of 5% per annum.

(J)
Regulatory Assets and Liabilities.    We apply the accounting guidance for Regulated Operations. Regulatory assets represent certain costs that are probable of recovery from our members in future revenues through rates under the wholesale power contracts with our members extending through December 31, 2050. Future revenues are expected to provide for recovery of previously incurred costs and are not calculated to provide for expected levels of similar future costs. Regulatory liabilities represent certain items of income that we are retaining and that will be applied in the future to reduce revenues required to be recovered from members.

  The following regulatory assets and liabilities are reflected on the accompanying condensed balance sheets as of March 31, 2011 and December 31, 2010.

	2011	2010
	(dollars in thousands)

Premium and loss on reacquired debt	$108,310	$111,570
Deferred amortization on capital leases	60,075	64,561
Deferred outage costs	38,736	23,796
Deferred interest rate swap termination fees	24,308	25,306
Asset retirement obligations	8,881	15,699
Deferred depreciation expense	52,277	52,632
Deferred investment impairment losses	4,953	5,214
Deferred charges related to Plant Vogtle Units 3 and 4 training costs	11,703	9,707
Other regulatory assets	2,631	2,651
Accumulated retirement costs for other obligations	(39,082)	(39,205)
Net benefit of Rocky Mountain transactions	(50,169)	(50,965)
Hawk Road net margin deferral	(13,636)	(21,956)
Major maintenance sinking fund	(28,751)	(28,500)
Deferred debt service adder	(30,165)	(27,678)
Other regulatory liabilities	(1,851)	(1,931)

Net regulatory assets	$148,220	$140,901

(K)
Member Power Bill Prepayments.    We have a power bill prepayment program pursuant to which members can prepay their power bills from us at a discount based on our avoided cost of borrowing. The prepayments are credited against the participating members' power bills in the month(s) agreed upon in advance. The discounts are credited against the power bills and are recorded on our books as a reduction to member revenues. At March 31, 2011, member power bill prepayments as reflected on the condensed balance sheets, including unpaid discounts, were $98,322,000, of which, $55,822,000 is classified as current liabilities and $42,500,000 as deferred credits and other liabilities. The prepayments are being applied against members' power bills through May 2015, with the majority of the remaining balance scheduled to be applied in 2011 and 2012.

(L)
Bond Issuance.    In March 2011, the Development Authority of Appling County (Georgia), the Development Authority of Burke County (Georgia) and the Development Authority of Monroe County (Georgia) issued, on our behalf, $180,380,000 in aggregate principal amount of tax-exempt pollution control revenue bonds for the purpose of refunding certain pollution control revenue bonds previously issued by the development authorities on our behalf. The Series 2011 bonds are term rate bonds with a 2.5% interest rate which is fixed through February 28, 2013. $168,700,000 in proceeds of the 2011 bonds were used to refund a like amount of Series 2007 and 2008 pollution control revenue bonds that were subject to remarketing and interest rate reset on April 1, 2011. In conjunction with this refunding, we provided notice of optional redemption of the prior bonds in March 2011 and redeemed the bonds on April 1, 2011. The remaining proceeds of the 2011 bond issue were used to refund $11,680,000 of commercial paper that was used to refund a like amount of pollution control revenue bonds that matured on January 1, 2011.

(M)
Subsequent Events.    On April 8, 2011, we completed the previously announced acquisition of KGen Murray I and II LLC, a wholly owned subsidiary of KGen Power Corporation, which owned the Murray Energy Facility located near Dalton, Georgia. This facility consists of two natural gas-fired combined cycle units that have an aggregate summer planning reserve generation capacity of approximately 1,220 megawatts. The purchase price was $529,485,000, including working capital and other closing adjustments.

The acquisition also includes an existing power purchase and sale agreement with Georgia Power Company for the entire output of Murray I through May 31, 2012. Initially, both units are planned to be operated independently of the other generating facilities we own and operate but will be integrated into our system as needed.

In connection with this acquisition, we closed a $260,000,000 three-year term loan with three banks to provide a portion of the interim financing for this acquisition. We financed the remaining $269,485,000 through the issuance of commercial paper and draws under existing credit facilities. We have submitted a loan application to the Rural Utilities Service for long-term financing for this acquisition. For any amounts not funded through the Rural Utilities Service, we intend to issue taxable bonds.

With the completion of this acquisition, we have cancelled the development of the previously announced 605 megawatt combined cycle plant and have withdrawn the corresponding loan application submitted to the Rural Utilities Service.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

General

We are a Georgia electric membership corporation (an EMC) incorporated in 1974 and headquartered in metropolitan Atlanta. We are owned by our 39 retail electric distribution cooperative members. Our members are consumer-owned distribution cooperatives providing retail electric service in Georgia on a not-for-profit basis. Our principal business is providing wholesale electric power to our members through a combination of our generation assets and to, a lesser extent, power purchased from power marketers and other suppliers. As with cooperatives generally, we operate on a not-for-profit basis.

Forward-Looking Statements and Associated Risks

This Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding, among other items, (i) anticipated financing transactions by us, (ii) our future capital expenditure requirements and funding sources and (iii) achievement of a margins for interest ratio at the minimum requirement contained in our first mortgage indenture and, in the case that our board of directors approves a budget for a particular fiscal year that seeks to achieve a higher margins for interest ratio, such higher board-approved margins for interest ratio. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties, some of which are beyond our control. For a discussion of some factors that could cause actual results to differ materially from those anticipated by these forward-looking statements, see "Item 1A—RISK FACTORS" in our 2010 Form 10-K. In light of these risks and uncertainties, there can be no assurance that events anticipated by the forward-looking statements contained in this Quarterly Report on Form 10-Q will in fact transpire.

Results of Operations

For the Three Months Ended March 31, 2011 and 2010

Net Margin

Throughout the year, we monitor our operating results and, with board approval, make budget adjustments when and as necessary to ensure our targeted margins for interest ratio is achieved. Under the first mortgage indenture, we are required to establish and collect rates that are reasonably expected, together with our other revenues, to yield at least a 1.10 margins for interest ratio in each fiscal year. However, to enhance margin coverage during this period of generation expansion, our board of directors approved budgets for 2010 and 2011 to achieve a 1.14 margins for interest ratio. As our generation expansion program evolves, our board of directors will continue to evaluate the level of margin coverage and may choose to change the targeted margins for interest ratio in the future, although not below the 1.10 margins for interest ratio required under our first mortgage indenture.

Our net margin for the three-month period ended March 31, 2011 was $16.1 million compared to $14.6 million for the same period of 2010. We expect a net margin of $38.3 million for the year ending December 31, 2011, which will achieve, but not exceed, the targeted margins for interest ratio of 1.14.

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

Total revenues from sales to members decreased 11.3% in the three-month period ended March 31, 2011 compared to the same period of 2010. Megawatt-hour sales to members decreased 21.4% for the three-month period ended March 31, 2011 versus the same period of 2010. The average total revenue per megawatt-hour from sales to members increased 12.8% for the three-month period ended March 31, 2011 compared to the same period of 2010.

The components of member revenues for the three-month period ended March 31, 2011 and 2010 were as follows (amounts in thousands except for cents per kilowatt-hour):

	Three Months Ended March 31,
	2011	2010
Capacity revenues	$171,261	$170,775
Energy revenues	98,187	133,053

Total	$269,448	$303,828

Kilowatt-hours sold to members	3,982,856	5,066,221
Cents per kilowatt-hour	6.77¢	6.00¢

Energy revenues were 26.2% lower for the three-month period ended March 31, 2011 compared to the same period of 2010. Our average energy revenue per megawatt-hour from sales to members was 6.1% lower for the three-month period ended March 31, 2011 as compared to the same periods of 2010. The decrease in total energy revenues was primarily due to the pass-through to our members of lower fuel costs (primarily due to lower coal- and gas-fired generation due to outages at Plant Scherer and the Chattahoochee Energy Facility). For a discussion of fuel costs, see "—Operating Expenses" below.

Operating Expenses

Operating expenses for the three-month periods ended March 31, 2011 decreased 14.4% compared to the same period of 2010. This decrease in operating expenses was primarily due to lower fuel costs. In addition, a decrease in purchased power costs contributed to lower operating expenses.

The following table summarizes our megawatt-hour generation and fuel costs by generating source and purchased power costs.

	Three Months Ended March 31,
	2011		2010
Fuel Source	Cost	Generation	Cost	Generation
	(thousands)	(Mwh)	(thousands)	(Mwh)
Coal	$50,564	1,682,119	$68,595	2,561,647
Nuclear	16,143	2,396,999	12,949	2,183,448
Gas	5,091	22,911	19,967	361,358
Pumped Storage (net of pumping energy)	651	(74,042)	580	(62,657)

	$72,449	4,027,987	$102,091	5,043,796

	Cost	Purchased	Cost	Purchased
	(thousands)	(Mwh)	(thousands)	(Mwh)
Purchased Power	$11,555	21,027	$17,408	123,123

For the three-month period ended March 31, 2011, total fuel costs decreased 29.0% and total megawatt-hour generation decreased 20.1% compared to the same period of 2010. Average fuel costs per megawatt-hour decreased 11.1% in the three-month period ended March 31, 2011 compared to the same period of 2010. This decrease in total fuel costs resulted partly from lower coal-fired generation at Plant Scherer and partly from lower gas-fired generation at the Chattahoochee Energy Facility. The decrease in average fuel costs during the three-month period ended March 31, 2011 compared to the same period of 2010 resulted from a 34.3% or 880,000 megawatt-hour decrease in coal-fired generation primarily at Plant Scherer due to a scheduled outage for the installation of environmental compliance equipment in 2011. Total natural gas-fired generation decreased 93.7% or 338,000 megawatt-hours for the three-months ended March 31, 2011 as compared to the same period of 2010 primarily due to an unplanned outage at Chattahoochee. Chattahoochee was put back into operation on April 2, 2011. The average fuel cost per megawatt-hour of coal- and gas-fired generation is substantially higher than nuclear generation; thus, the decrease in coal- and gas-fired generation was the primary contributor to the decrease in average fuel costs per megawatt-hour of generation.

Total purchased power costs decreased 33.6% for the three-month period ended March 31, 2011 compared to the same period of 2010. Purchased megawatt-hours decreased 82.9% for the three-month period ended March 31, 2011 compared to the same period of 2010. The decrease in purchased power costs resulted from a decrease in megawatt-hours acquired under our energy replacement program, which replaces power from our owned generation facilities with lower price spot market purchased power energy and from lower realized losses incurred for natural gas financial contracts utilized for managing exposure to fluctuations in the market prices of natural gas.

Interest charges

Interest expense increased by 7.7% in the three-month period ended March 31, 2011 compared to the same period of 2010. This increase is primarily due to the increased debt issued for the purpose of financing construction of Plant Vogtle Units No. 3 and No. 4.

Allowance for debt funds used during construction increased by 60.9% in the three-month period ended March 31, 2011 compared to the same period of 2010 primarily due to construction expenditures for Plant Vogtle Units No. 3 and No. 4.

Amortization of debt discount and expense decreased 15.7% in the three-month period ended March 31, 2011 compared to the same period of 2010 primarily due to the completion of amortization of issuance costs associated with transactions that closed in May and August 2009 to provide supplemental credit enhancement for the Rocky Mountain lease arrangements.

Financial Condition

Balance Sheet Analysis as of March 31, 2011

Assets

Cash used for property additions for the three-month period ended March 31, 2011 totaled $208.5 million. Of this amount, approximately $96 million was associated with the construction expenditures for Plant Vogtle Units No. 3 and No. 4. The remaining expenditures were primarily for environmental control systems being installed at Plant Scherer, normal additions and replacements to existing generation facilities and purchases of nuclear fuel.

Cash and cash equivalents decreased by $131.3 million in the three-month period ended March 31, 2011. The decrease was primarily attributed to capital expenditures of $208.5 million for property additions, which were partially offset by $77 million in advances received from the Rural Utilities Service for environmental and general improvements.

The restricted cash balance at March 31, 2011 consisted of $168.7 million of pollution control revenue bond proceeds obtained from a March 2011 bond refinancing. The proceeds were on deposit with a trustee and subsequently utilized on April 1, 2011 for the refunding of certain pollution control revenue bonds.

Restricted short-term investments at March 31, 2011 represented funds deposited into a Rural Utilities Service Cushion of Credit Account with the U.S. Treasury that earns interest at a guaranteed rate of 5% per annum. The funds, including interest earned thereon, can only be applied to debt service on Rural Utilities Service and Rural Utilities Service-guaranteed Federal Financing Bank notes. For information regarding the Rural Utilities Service Cushion of Credit Account, see Note I of Notes to Unaudited Condensed Financial Statements and "—Capital Requirements and Liquidity and Sources of Capital—Liquidity" herein.

Equity and Liabilities

Long-term debt and capital leases due within one year increased $153.9 million primarily as a result of the $180.4 million refinancing transaction that occurred in March 2011. The principal payments for the refinanced pollution control revenue bonds were made April 1, 2011 and the balances were classified as current as of March 31, 2011. For information regarding the March 2011 bond refinancing, see Note L of Notes to Unaudited Condensed Financial Statements and "—Capital Requirements and Liquidity and Sources of Capital—Bond Financings" herein.

Accounts payable increased $19.0 million in the three-month period ended March 31, 2011 primarily due to a $22.2 million increase in the payable to Georgia Power for operation, maintenance and capital costs, primarily associated with construction costs for Plant Vogtle Units No. 3 and No. 4. In addition, there was a $3.4 million decrease in the payable for natural gas, primarily due to an unplanned outage at Chattahoochee.

The $30.2 million decrease in accrued interest for the three-month period ended March 31, 2011 was due to the normal timing differences between interest payments and interest expense accruals.

Accrued and withheld taxes decreased $16.8 million for the three-month period ended March 31, 2011 as a result of payments made (when due) for 2010 property taxes, which exceeded normal 2011 property tax accruals.

Member power bill prepayments represent funds received from the members for prepayment of their monthly power bills. At March 31, 2011, $55.8 million of member power bill prepayments was classified as a current liability and $42.5 million of member power bill prepayments was classified as a long-term liability. During the three-month period ended March 31, 2011, approximately $10.6 million of prepayments were received from the members and approximately $24.8 million was applied to the members' monthly power bills. The application of member prepayments received in the prior year to the current year's power bills significantly reduced net cash provided by operations. For information regarding the power bill prepayment program, see Note K of Notes to Unaudited Condensed Financial Statements and see "—Capital Requirements and Liquidity and Sources of Capital—Liquidity" herein.

Other current liabilities increased by $5.5 million during the three-month period ended March 31, 2011 primarily due to $9.5 million accrued for major maintenance at the Hawk Road Energy Facility. Partially offsetting the increase was a $3.7 million decrease in accrued payroll as a result of the payout of 2010 performance pay.

Capital Requirements and Liquidity and Sources of Capital

Future Power Resources

To meet the energy needs of our members, we are in a period of generation expansion. In addition to acquiring 2,020 megawatts of capacity through the purchase of the Hawk Road, Hartwell and Murray Energy Facilities, members have subscribed to a 30% interest in Plant Vogtle Units No. 3 and No. 4 (660 megawatts), which are currently under construction. We continue to evaluate additional generation resource development opportunities to help meet our members' projected power supply needs over the next ten years. For further discussion of our planned future generation resources and projected capital expenditures, see "Item 1—BUSINESS—Our Power Supply Resources—Future Power Resources" and "Item 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—Capital Requirements—Capital Expenditures" in our 2010 Form 10-K.

Recent Events in Japan.    On March 11, 2011, a major earthquake and tsunami struck Japan and caused substantial damage to the nuclear generating units at the Fukushima Daiichi generating plant. According to published reports, the owner of these units is working to stabilize these units following a loss of operation of the cooling systems for the units, which led to the release of radiation. Both Georgia Power, on behalf of the co-owners, and we continue to monitor this situation as it develops.

In response to the events in Japan, the Nuclear Regulatory Commission has formed a task force to review operational and safety requirements for nuclear facilities in the U.S. which could potentially impact future operations and capital requirements. Additionally, the Nuclear Regulatory Commission has also received two petitions to suspend its decision-making processes related to both the AP1000 design certification and new nuclear construction generally in order to evaluate further any lessons learned from these events. The Nuclear Regulatory Commission has not acted on these petitions. To date, Georgia Power has not identified any immediate impacts to the licensing and construction of Vogtle Units No. 3 and No. 4 or the operation of our existing nuclear generating units.

The events in Japan have also created broader economic uncertainties that may affect the availability of equipment from Japanese manufacturers and future operating costs, including fuel, for our nuclear and other generating facilities. The ultimate outcome of these events on both our existing generation resources and the development of Vogtle Units No. 3 and No. 4 cannot be determined at this time. See "Item 1A—RISK FACTORS" in our 2010 Form 10-K for a discussion of certain risks associated with the licensing, construction and operation of nuclear generating units, including potential impacts that could result from a major incident at a nuclear facility anywhere in the world.

Environmental Regulations

Since our 2010 Form 10-K was filed with the SEC, the Environmental Protection Agency has published final maximum achievable control technology emission limits for industrial, commercial and institutional boilers. At the same time, EPA announced its intention to reconsider certain aspects of these standards, and is now in the process of developing a notice of reconsideration that will request additional comment on certain issues embedded in the rule. Thus, while the final rule is more favorable than the proposed rule as it would apply to the boiler that was planned for the Warren County Biomass Project, there is still uncertainty as to whether there will be further changes in the rule that would apply to the emissions from that boiler. In addition, EPA has now published proposed maximum achievable control technology emission limits for certain hazardous air pollutants (including mercury) for coal and oil-fired electric generating units. EPA has stated its intention to finalize this proposal later in 2011, after it has considered and responded to comments that are now being prepared in response to the proposal. We cannot predict at this time whether any of these developments will ultimately result in the further regulation of emissions from our existing or future power plants, or the effects of any such regulation, including any resulting capital requirements. For further discussion regarding environmental capital requirements, see "Item 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—Capital Requirements—Capital Expenditures" in our 2010 Form 10-K.

Liquidity

At March 31, 2011, we had $1.3 billion of unrestricted available liquidity to meet our short-term cash needs and liquidity requirements. This amount included $541 million in cash and cash equivalents and $718 million of unused and available committed short-term credit arrangements. As discussed above, cash and cash equivalents decreased by $131 million in the three-month period ended March 31, 2011 primarily due to capital expenditures made for property additions.

Our short-term credit facilities are shown in the table below. As discussed below, we expect to renew or restructure these short-term credit facilities, as needed, prior to their respective expiration dates.

	Authorized Amount	Available 3/31/2011		Expiration Date

Unsecured Facilities:
Commercial Paper Line of Credit	$475	$182	(1)	July 2012
CoBank Line of Credit	50	50		June 2011
CFC Line of Credit	50	50		October 2011
JPMorgan Chase Line of Credit	150	36	(2)	December 2012
Secured facilities:
CoBank Line of Credit	150	150		November 2012
CFC Line of Credit	250	250		December 2013

Total	$1,125	$718

(1)
The portion of this facility that is unavailable is supporting commercial paper we have issued.

(2)
$114 million of this facility is currently utilized as letter of credit support for variable rate pollution control revenue bonds.

Due to the significant amount of expenditures we are incurring relating to environmental compliance projects and acquisition and construction of new generation facilities, we are currently funding our capital requirements through a combination of funds generated from operations and short-term and long-term borrowings. In particular, we are using commercial paper, revolving credit facilities and term loans to provide interim financing for the environmental compliance expenditures, for the acquisition of generation facilities and for new generation construction until permanent financing for these projects is put in place. In late 2011 we plan to issue approximately $400 million of long-term first mortgage bonds to fund a portion of the cost of constructing Vogtle Units No. 3 and No. 4 and will use the bond proceeds to repay short-term borrowings that are providing interim funding for this same purpose. A similar repayment of short-term borrowings related to the Vogtle construction occurred in connection with the issuances of $450 million and $400 million of long-term first mortgage bonds in November 2010 and November 2009, respectively. For a more detailed discussion of our plans regarding financing of these facilities, see "—Financing Activities."

In order to further enhance our liquidity position during the peak years of our generation expansion program, we are currently in the process of restructuring and upsizing certain of our short-term credit facilities, including the $475 million commercial paper backup line of credit, the $50 million CoBank line of credit and a $136 million letter of credit facility currently providing credit enhancement on certain of our variable rate pollution control bonds. We expect to replace these facilities with a new four year revolving credit facility of up to $1.3 billion that can be used to support commercial paper issuance, to advance funds for working capital purposes and to issue letters of credit thereunder. Bank of America will continue to serve as administrative agent under this restructured facility. A closing on this new facility is expected by June 2011. We also plan to renew and upsize our $50 million National Rural Utilities Cooperative Finance Corporation (CFC) line of credit later this year.

Under the commercial paper program, our board of directors has authorized us to issue commercial paper in amounts that do not exceed the amount of any committed backup lines of credit in place, thereby providing 100% dedicated backup support for any paper outstanding. We periodically assess our needs in order to determine the appropriate amount of commercial paper backup to maintain. In connection with the increase in the size of our main revolving credit facility to approximately $1.3 billion, we will be upsizing the size of our commercial paper program accordingly. Once all the restructured credit facilities have closed, we expect to have in place credit facilities in the aggregate totaling approximately $1.9 billion. We believe this amount of liquidity will be more than sufficient to cover our interim funding needs through the period of generation expansion and to provide a reasonable cushion to operate our business.

Along with the lines of credit from CoBank, CFC and JPMorgan Chase Bank, funds may also be advanced under the commercial paper backup line of credit for general working capital purposes. In addition, under certain of our committed credit facilities we have the ability to issue letters of credit totaling $450 million in the aggregate, of which approximately $336 million remained available at March 31, 2011. However, any amounts related to issued letters of credit will reduce the amount available to draw as working capital under those facilities. Also, due to the requirement to have 100% dedicated backup for any commercial paper outstanding, any amounts drawn under the commercial paper backup line for working capital or related to issued letters of credit will reduce the amount of commercial paper that we can issue.

Under the $250 million line of credit with CFC, we have the option of converting any amounts outstanding under the line of credit to a term loan with a maturity no later than December 31, 2043. Any amounts drawn under the $250 million CFC line of credit, as well as any amounts converted to a term loan, will be secured under our first mortgage indenture.

Several of our line of credit facilities contain a similar financial covenant that requires us to maintain minimum levels of patronage capital. At March 31, 2011, the required minimum level was $570 million and our actual patronage capital was $612 million. An additional covenant contained in several of our credit facilities limits our secured indebtedness and our unsecured indebtedness, both as defined by these credit facilities, to $8.5 billion and $4.0 billion, respectively. At March 31, 2011, we had approximately $5.2 billion of secured indebtedness and $392 million of unsecured indebtedness outstanding, which was well within the covenant thresholds.

We also have a power bill prepayment program that provides us with an additional source of liquidity. Under the program, members can prepay their power bills from us at a discount for an agreed upon number of months in advance, after which the prepayments are credited against the participating members' monthly power bills. The discount is comparable to our avoided cost of borrowing. As of March 31, 2011, the balance of member prepayments received but not yet credited to their power bills was $98 million. We began applying the prepayments against participating members' power bills in 2009 and will continue doing so through May 2015, with the majority of the remaining balance scheduled to be applied in 2011 and 2012. For more information regarding the power bill prepayment program, see Note K of Notes to Unaudited Condensed Financial Statements.

At March 31, 2011, current assets included $15 million of restricted short-term investments pursuant to deposits made to a Rural Utilities Service Cushion of Credit Account. The deposits with the U.S. Treasury were made voluntarily and earn interest at a guaranteed rate of 5% per annum. The funds in the account, including interest thereon, can only be applied to debt service payments on Rural Utilities

Service notes and Rural Utilities Service-guaranteed Federal Financing Bank notes. Our decisions regarding how to apply the funds are guided by the interest rate environment and our anticipated liquidity needs.

Financing Activities

First Mortgage Indenture.    At March 31, 2011, we had $5.0 billion of long-term debt outstanding under our first mortgage indenture secured equally and ratably by a lien on substantially all of our tangible and some of our intangible assets, including those we acquire in the future. See "Item 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—Financing Activities—First Mortgage Indenture" in our 2010 Form 10-K for a further discussion of our first mortgage indenture.

Bond Financings.    On March 31, 2011, the Development Authority of Appling County (Georgia), the Development Authority of Burke County (Georgia) and the Development Authority of Monroe County (Georgia) issued, on our behalf, $180.4 million in aggregate principal amount of tax-exempt pollution control revenue bonds for the purpose of refunding certain pollution control revenue bonds previously issued by the development authorities on our behalf to finance or refinance the costs of our undivided interests in certain air or water pollution control and sewage or solid waste disposal facilities. The bonds were issued as two-year term rate bonds with a 2.5% interest rate fixed through February 28, 2013. The bonds are secured under our first mortgage indenture.

In late 2011, we plan to issue approximately $400 million of taxable first mortgage bonds primarily for the purpose of funding a portion of the cost of constructing Plant Vogtle Units No. 3 and No. 4. The proceeds will be used to repay outstanding short-term borrowings in connection with payments due during 2011 for construction of these units. The first mortgage bonds will be secured under our first mortgage indenture.

Interim Financing for the Murray Acquisition.    In early April 2011, we closed a $260 million three-year term loan to provide funds for a portion of the cost of acquiring the Murray Energy Facility. The balance of the acquisition cost was funded with commercial paper and drawings under our existing short-term credit facilities.

Rural Utilities Service-Guaranteed Loans.    We currently have five approved Rural Utilities Service-guaranteed loans, being funded through the Federal Financing Bank, totaling $1.2 billion that are in the process of being drawn down, with $830 million remaining to be advanced.

We also have three Rural Utilities Service-guaranteed loan applications pending, totaling $1.1 billion, including loan applications related to the Warren County biomass plant, the Murray Energy Facility and to general improvements at existing generation facilities. Actions on the Murray and general improvements loans are anticipated in 2011. The previously submitted loan application related to the 605 megawatt gas-fired combined cycle plant, which was cancelled in connection with the Murray acquisition, has been withdrawn.

The Federal budget for fiscal year 2011 (which began on October 1, 2010) was adopted in April 2011. Rural Utilities Service funding for fiscal year 2011 remains unchanged from that in fiscal year 2010. Additionally, the previously proposed restrictions to eligibility for funding in fiscal year 2011 were not included. However, the President's proposed budget for fiscal year 2012 does include a modest reduction to the overall funding level as well as prohibitions against funding for (i) improvements to fossil-fueled generation unless the improvements are related to carbon-capture projects, except up to $2 billion may be used for environmental improvements that would reduce emissions, and (ii) construction of new fossil-fueled generation facilities. Nonetheless we have submitted a loan application for Murray, and should members subscribe to any additional fossil-fueled facilities, we anticipate filing loan applications for those facilities as well to the extent Rural Utilities Service lending authority in place at that time allow us to do so. For any amounts not funded through the Rural Utilities Service, we would most likely issue taxable bonds.

All of the approved Rural Utilities Service loans are expected to be funded through the Federal Financing Bank and guaranteed by the Rural Utilities Service, and the debt will be secured under our first mortgage indenture.

Department of Energy-Guaranteed Loans.    We have a conditional term sheet with the Department of Energy that sets forth the general terms of a loan and related loan guarantee that would fund approximately 70% of the estimated $4.2 billion cost to construct our 30% undivided share of Plant Vogtle Units No. 3 and No. 4, not to exceed $3.057 billion. The loan structure would entail a loan that is expected to be funded by the Federal Financing Bank carrying a federal loan guarantee provided by the Department of Energy, with the debt secured under our first mortgage indenture.

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

Of the approximately $1.2 billion of currently estimated project costs not expected to be funded under the Department of Energy loan guarantee program, we have already financed $850 million through the issuance of first mortgage bonds. As discussed above, we expect to issue another approximately $400 million of first mortgage bonds for this purpose in late 2011.

For more detailed information regarding our financing plans, see "Item 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—Financing Activities" in our 2010 Form 10-K.

Newly Adopted or Issued Accounting Standards

For a discussion of recently issued or adopted accounting pronouncements, see Note E of Notes to Unaudited Condensed Financial Statements herein.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our market risks have not changed materially from the risks reported in our 2010 Form 10-K.

Item 4.    Controls and Procedures

As of March 31, 2011, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting or other factors that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

There have not been any material changes in our risk factors from those reported in "Item 1A—RISK FACTORS" of our 2010 Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.    Defaults upon Senior Securities

Not Applicable.

Item 4.    Reserved

Item 5.    Other Information

Not Applicable.

Item 6.    Exhibits

Number	Description
4.1	Seventh Amended and Restated Loan Contract, dated as of April 15, 2011, between Oglethorpe and the United States of America, together with four notes executed and delivered pursuant thereto.
4.2
Fifty-Ninth Supplemental Indenture, dated as of March 1, 2011 made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2011A (Appling) Note, Series 2011A (Burke) Note and Series 2011A (Monroe) Note.
4.3
Sixtieth Supplemental Indenture, dated as of April 1, 2011, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to Series 2011 (FFB W-8) Note, Series 2011 (RUS W-8) Reimbursement Note, Series 2011 (FFB X-8) Note and Series 2011 (RUS X-8) Reimbursement Note.
31.1	Rule 13a-14(a)/15d-14(a) Certification, by Thomas A. Smith (Principal Executive Officer).
31.2	Rule 13a-14(a)/15d-14(a) Certification, by Elizabeth B. Higgins (Principal Financial Officer).
32.1	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Thomas A. Smith (Principal Executive Officer).
32.2	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Elizabeth B. Higgins (Principal Financial Officer).
99.1	Member Financial and Statistical Information (for calendar years 2008-2010).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oglethorpe Power Corporation (An Electric Membership Corporation)
Date: May 12, 2011	By:	/s/ Thomas A. Smith Thomas A. Smith President and Chief Executive Officer (Principal Executive Officer)
Date: May 12, 2011		/s/ Elizabeth B. Higgins Elizabeth B. Higgins Executive Vice President and Chief Financial Officer (Principal Financial Officer)