Form 10-Q
period 2012-09-30
OGLETHORPE POWER CORP
filed 2012-11-13
CIK 788816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
OR
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

OGLETHORPE POWER CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2012

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

Oglethorpe Power Corporation
Condensed Balance Sheets
September 30, 2012 and December 31, 2011

	(dollars in thousands)
	2012	2011
	(Unaudited)
Assets
Electric plant:
In service	$7,426,383	$7,335,866
Less: Accumulated provision for depreciation	(3,437,932)	(3,328,585)

	3,988,451	4,007,281
Nuclear fuel, at amortized cost	295,761	284,205
Construction work in progress	2,108,896	1,784,264

	6,393,108	6,075,750

Investments and funds:
Nuclear decommissioning trust fund	296,623	268,597
Deposit on Rocky Mountain transactions	42,932	132,048
Investment in associated companies	57,713	57,626
Long-term investments	75,910	80,055
Restricted cash	7,813	43,070
Other, at cost	1,040	3,564

	482,031	584,960

Current assets:
Cash and cash equivalents	437,810	443,671
Restricted cash	156	613
Restricted short-term investments	63,868	106,676
Receivables	126,805	124,650
Inventories, at average cost	235,186	246,795
Prepayments and other current assets	15,977	15,562

	879,802	937,967

Deferred charges:
Deferred debt expense, being amortized	63,026	67,470
Regulatory assets	357,600	351,547
Other	67,935	61,135

	488,561	480,152

	$8,243,502	$8,078,829

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Balance Sheets
September 30, 2012 and December 31, 2011

	(dollars in thousands)
	2012	2011
	(Unaudited)
Equity and Liabilities
Capitalization:
Patronage capital and membership fees	$681,830	$633,689
Accumulated other comprehensive margin	1,488	618

	683,318	634,307
Long-term debt	5,591,898	5,562,925
Obligation under capital leases	140,067	146,781
Obligation under Rocky Mountain transactions	42,932	132,048

	6,458,215	6,476,061

Current liabilities:
Long-term debt and capital leases due within one year	169,282	172,818
Short-term borrowings	757,315	461,093
Accounts payable	60,711	134,095
Accrued interest	71,026	91,106
Accrued taxes	25,048	21,118
Member power bill prepayments, current	65,573	66,819
Other current liabilities	14,992	25,080

	1,163,947	972,129

Deferred credits and other liabilities:
Gain on sale of plant, being amortized	24,257	26,113
Asset retirement obligations	314,378	298,758
Member power bill prepayments, non-current	48,973	35,500
Power sale agreement, being amortized	43,970	54,816
Regulatory liabilities	133,383	164,000
Other	56,379	51,452

	621,340	630,639

	$8,243,502	$8,078,829

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Revenues and Expenses (Unaudited)
For the Three and Nine Months Ended September 30, 2012 and 2011

	(dollars in thousands)
	Three Months		Nine Months
	2012	2011	2012	2011
Operating revenues:
Sales to Members	$338,768	$349,906	$944,481	$947,130
Sales to non-Members	38,628	82,624	99,842	134,977

Total operating revenues	377,396	432,530	1,044,323	1,082,107

Operating expenses:
Fuel	167,416	188,983	410,585	422,789
Production	91,753	90,101	280,096	269,154
Depreciation and amortization	37,789	51,382	122,889	136,714
Purchased power	15,158	20,925	44,341	46,080
Accretion	4,884	4,562	14,599	13,687
Deferral of Hawk Road and Smith Energy Facilities effect on net margin	(655)	13,240	(15,214)	2,168

Total operating expenses	316,345	369,193	857,296	890,592

Operating margin	61,051	63,337	187,027	191,515

Other income:
Investment income	6,435	7,147	22,450	21,467
Gain on termination of Rocky Mountain transactions	14,719	—	14,719	—
Other	2,591	3,198	9,490	9,980

Total other income	23,745	10,345	46,659	31,447

Interest charges:
Interest expense	76,443	75,704	231,290	218,649
Allowance for debt funds used during construction	(21,151)	(17,835)	(61,588)	(50,816)
Amortization of debt discount and expense	5,761	5,405	15,843	15,893

Net interest charges	61,053	63,274	185,545	183,726

Net margin	$23,743	$10,408	$48,141	$39,236

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Comprehensive Margin (Unaudited)
For the Three and Nine Months Ended September 30, 2012 and 2011

	(dollars in thousands)
	Three Months		Nine Months
	2012	2011	2012	2011
Net margin	$23,743	$10,408	$48,141	$39,236

Other comprehensive margin:
Unrealized gain on available-for-sale securities	42	741	870	1,333

Total comprehensive margin	$23,785	$11,149	$49,011	$40,569

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Patronage Capital and Membership Fees
and Accumulated Other Comprehensive Margin (Deficit) (Unaudited)
For the Nine Months Ended September 30, 2012 and 2011

	(dollars in thousands)
	Patronage Capital and Membership Fees	Accumulated Other Comprehensive Margin (Deficit)	Total
Balance at December 31, 2010	$595,952	$(469)	$595,483

Components of comprehensive margin:
Net margin	39,236	—	39,236
Unrealized gain on available-for-sale securities	—	1,333	1,333

Balance at September 30, 2011	$635,188	$864	$636,052

Balance at December 31, 2011	$633,689	$618	$634,307

Components of comprehensive margin:
Net margin	48,141	—	48,141
Unrealized gain on available-for-sale securities	—	870	870

Balance at September 30, 2012	$681,830	$1,488	$683,318

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2012 and 2011

	(dollars in thousands)
	2012	2011
Cash flows from operating activities:
Net margin	$48,141	$39,236

Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization, including nuclear fuel	229,787	231,716
Accretion cost	14,599	13,687
Amortization of deferred gains	(35,579)	(4,245)
Allowance for equity funds used during construction	(2,123)	(2,034)
Deferred outage costs	(22,583)	(43,827)
Deferral of Hawk Road and Smith Energy Facilities effect on net margin	(15,214)	2,168
Gain on sale of investments	(8,001)	(13,306)
Regulatory deferral of costs associated with nuclear decommissioning	(528)	5,825
Other	(6,321)	(5,971)
Change in operating assets and liabilities:
Receivables	(8,742)	(29,995)
Inventories	11,609	2,250
Prepayments and other current assets	206	(462)
Accounts payable	(54,392)	10,407
Accrued interest	(20,080)	(30,500)
Accrued taxes	3,930	(5,197)
Other current liabilities	(3,888)	(5,046)
Member power bill prepayments	12,227	(20,899)

Total adjustments	94,907	104,571

Net cash provided by operating activities	143,048	143,807

Cash flows from investing activities:
Property additions	(495,925)	(634,955)
Plant acquisition	—	(530,293)
Activity in decommissioning fund—Purchases	(536,224)	(828,008)
—Proceeds	532,041	823,598
Decrease in restricted cash and cash equivalents	35,714	5,687
Decrease (Increase) in restricted short-term investments	42,808	(8,537)
Activity in investment in associated organizations	(112)	(78)
Activity in other long-term investments—Purchases	(4,404)	(1,246)
—Proceeds	13,689	1,100
Activity on interest rate options—Purchases/Collateral returned	(43,070)	—
—Collateral received	7,810	—
Other	(17,086)	(7,822)

Net cash used in investing activities	(464,759)	(1,180,554)

Cash flows from financing activities:
Long-term debt proceeds	108,792	1,093,399
Long-term debt payments	(94,706)	(285,067)
Increase (Decrease) in short-term borrowings, net	296,222	(30,202)
Other	5,542	(3,134)

Net cash provided by financing activities	315,850	774,996

Net decrease in cash and cash equivalents	(5,861)	(261,751)
Cash and cash equivalents at beginning of period	443,671	672,212

Cash and cash equivalents at end of period	$437,810	$410,461

Supplemental cash flow information:
Cash paid for—
Interest (net of amounts capitalized)	$181,675	$189,258
Supplemental disclosure of non-cash investing and financing activities:
Change in plant expenditures included in accounts payable	$(13,069)	$(27,810)

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Notes to Unaudited Condensed Financial Statements
For the Three and Nine Months ended September 30, 2012 and 2011

(A)
General.    The condensed financial statements included in this report have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in this report reflects all adjustments (which include only normal recurring adjustments) and estimates necessary to fairly state, in all material respects, the results for the three- and nine-month periods ended September 30, 2012 and 2011. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. Certain prior year amounts have been reclassified to conform with the current year presentation. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the SEC. The results of operations for the three- and nine-month periods ended September 30, 2012 are not necessarily indicative of results to be expected for the full year. As noted in our 2011 Form 10-K, our revenues consist primarily of sales to our 39 electric distribution cooperative members and, thus, the receivables on the condensed balance sheets are principally from our members. (See "Notes to Financial Statements" in our 2011 Form 10-K.

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

  The tables below detail assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011.

		Fair Value Measurements at Reporting Date Using
	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(dollars in thousands)
Decommissioning funds:
Domestic equity	$117,995	$117,995	$—	$—
International equity	45,610	45,610	—	—
Corporate bonds	51,269	—	51,269	—
US Treasury and government agency securities	49,638	49,638	—	—
Agency mortgage and asset backed securities	25,725	—	25,725	—
Other	6,386	6,386	—	—
Bond, reserve and construction funds	197	197	—	—
Long-term investments:
Corporate bonds	6,076	6,076	—	—
US Treasury and government agency securities	6,811	6,811	—	—
Agency mortgage and asset backed securities	2,828	2,828	—	—
Mutual funds	59,970	59,970	—	—
Other	225	225	—	—
Interest rate options	29,921	—	—	29,921	(1)
Natural gas swaps	(13)	—	(13)	—

		Fair Value Measurements at Reporting Date Using
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(dollars in thousands)
Decommissioning funds:
Domestic equity	$102,285	$102,285	$—	$—
International equity	39,618	39,618	—	—
Corporate bonds	41,338	—	41,338	—
US Treasury and government agency securities	41,697	41,697	—	—
Agency mortgage and asset backed securities	28,519	—	28,519	—
Derivative instruments	(982)	—	—	(982)
Other	16,122	16,122	—	—
Bond, reserve and construction funds	2,720	2,720	—	—
Long-term investments	80,055	72,342	—	7,713	(2)
Interest rate options	69,446	—	—	69,446	(1)
Natural gas swaps	(7,220)	—	(7,220)	—

(1)
Interest rate options as reflected on the unaudited condensed Balance Sheet includes the fair value of the interest rate options offset by $7,810,000 and $43,070,000 of collateral received by the counterparties at September 30, 2012 and December 31, 2011, respectively.

(2)
Represents auction rate securities investments we held.

  The following tables present the changes in our Level 3 assets and liabilities measured at fair value on a recurring basis during the three and nine months ended September 30, 2012 and 2011.

Three Months Ended September 30, 2012

Interest rate options
(dollars in thousands)
Assets (Liabilities):
Balance at June 30, 2012	$39,215
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	(9,294)

Balance at September 30, 2012	$29,921

	Three Months Ended September 30, 2011

	Decommissioning funds	Long-term investments

	(dollars in thousands)
Assets (Liabilities):
Balance at June 30, 2011	$(505)	$8,048
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	(527)
Impairment included in other comprehensive deficit		50
Liquidations		(400)

Balance at September 30, 2011	$(1,032)	$7,698

	Nine Months Ended September 30, 2012

	Decommissioning funds	Long-term investments	Interest rate options

	(dollars in thousands)
Assets (Liabilities):
Balance at December 31, 2011	$(982)	$7,713	$69,446
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	982	—	(39,525)
Impairment included in other comprehensive margin (deficit)	—	887	—
Liquidations	—	(8,600)	—

Balance at September 30, 2012	$—	$—	$29,921

	Nine Months Ended September 30, 2011

	Decommissioning funds	Long-term investments

	(dollars in thousands)
Assets (Liabilities):
Balance at December 31, 2010	$(452)	$8,671
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	(580)	127
Liquidations	—	(1,100)

Balance at September 30, 2011	$(1,032)	$7,698

  On February 15, 2012, we sold $8,600,000 of our auction rate securities, which resulted in a loss of $1,075,000. The loss was recorded as a regulatory asset and is being charged to income over a period of four years.

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

  It is possible that volatility in commodity prices and/or interest rates could cause us to have credit risk exposures with one or more natural gas counterparties, and we currently have credit risk exposure to our interest rate options counterparties. If such counterparties fail to perform their obligations, we could suffer a financial loss. However, as of September 30, 2012, all of the counterparties with transaction amounts outstanding under our hedging programs are rated investment grade by the major rating agencies or have provided a guaranty from one of their affiliates that is rated investment grade.

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

  At September 30, 2012 and December 31, 2011 the estimated fair value of our natural gas contracts was a liability of approximately $13,000 and $7,220,000, respectively.

  As of September 30, 2012, neither we nor any counterparties were required to post credit support or collateral under the natural gas swap agreements. If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2012 due to our credit rating being downgraded below investment grade, we would have been required to post letters of credit totaling up to $159,000 with our counterparties.

  The following table reflects the volume activity of our natural gas derivatives as of September 30, 2012 that is expected to settle or mature each year:

Year	Natural Gas Swaps (MMBTUs) (in millions)

2012	1.6
2013	1.8
2014	0.9

Total	4.3

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

  The interest rate options, commonly known as LIBOR swaptions, give us the right, but not the obligation, to enter into a swap in which we would pay a fixed rate and receive a floating LIBOR rate. However, the swaptions are required to be cash settled based on their value on the expiration date, thereby effectively capping our interest rates by offsetting the present value cost of an increase in interest rates above the fixed rate. The cash settlement value depends on the extent to which prevailing LIBOR swap rates exceed the fixed rate on the underlying swap, and the value would be zero if swap rates are at or below the fixed rate upon expiration. The fixed rates on the LIBOR swaptions we purchased were in the range of 150 to 250 basis points above LIBOR swap rates in effect as of September 30, 2012 and the weighted average fixed rate is 4.17%. The swaptions' expiration dates, which range from 2013 through 2017, are timed to match the expected quarterly draw dates of the Department of Energy-guaranteed loan advances to be hedged. As the interest rate options' value is independent from the Department of Energy-guaranteed loan, the interest rate options could also serve as a hedge of interest rates on an alternative source of financing.

  We paid the entire premiums at the time we entered into these interest rate option transactions and have no additional payment obligations. However, upon expiration of the interest rate options, each counterparty will be obligated to pay us the cash value of the interest rate options, if any. These derivatives are recorded at fair value and hedge accounting is not applied. At September 30, 2012 and December 31, 2011, the fair value of these interest rate options was approximately $29,921,000 and $69,446,000, respectively. To manage our credit exposure to these counterparties, we negotiated credit support provisions that require each counterparty to provide us collateral in the form of cash or securities to the extent that the value of the interest rate options outstanding for that counterparty exceeds a certain threshold. The collateral thresholds range from $0 to $10,000,000 depending on each counterparty's credit rating. As of September 30, 2012 and December 31, 2011, we held $7,810,000 and $43,070,000 of funds posted as collateral by the counterparties, respectively. The collateral received is recorded as long-term restricted cash on our balance sheet. The liability associated with the collateral is recorded as an offset to the fair values of the interest rate options, which are recorded within other deferred charges on the condensed balance sheet, resulting in a net carrying amount of the interest rate options of $22,111,000 and $26,376,000 at September 30, 2012 and December 31, 2011, respectively.

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

  The following table reflects the notional amount of forecasted debt issuances we have hedged in each year with LIBOR swaptions as of September 30, 2012.

Year	LIBOR Swaption Notional Dollar Amount (in thousands)

2013	$754,452
2014	563,425
2015	470,625
2016	310,533
2017	80,169

Total	$2,179,204

  The table below reflects the fair value of derivative instruments and their effect on our unaudited condensed balance sheet as of September 30, 2012.

	Balance Sheet Location	Fair Value

		(dollars in thousands)
Designated as hedges:
Assets:
Natural Gas Swaps	Other current assets	$621

Liabilities:
Natural Gas Swaps	Other current liabilities	$634

Not designated as hedges:
Assets:
Interest rate options	Other deferred charges	$29,921

  The following table presents the realized gains and (losses) on derivative instruments recognized in margin for the three and nine months ended September 30, 2012.

	Statement of Revenues and Expenses Location	Three months ended	Nine months ended

		(dollars in thousands)
Designated as hedges:
Natural Gas Swaps	Purchased power	$173	$197
Natural Gas Swaps	Purchased power	(3,934)	(9,204)
Natural Gas Swaps	Fuel	1,327	1,452
Natural Gas Swaps	Fuel	(83)	(315)

		$(2,517)	$(7,870)

  The following table presents the unrealized gains and (losses) on derivative instruments deferred on the balance sheet at September 30, 2012.

	Balance Sheet Location

		(dollars in thousands)
Designated as hedges:
Natural Gas Swaps	Regulatory assets	$621
Natural Gas Swaps	Receivables	(634)

Total designated as hedges		$(13)

Not designated as hedges:
Interest rate options	Regulatory assets	$(70,079)

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

  The following table summarizes the activities for available-for-sale securities as of September 30, 2012 and December 31, 2011.

	Gross Unrealized
	(dollars in thousands)
September 30, 2012	Cost	Gains	Losses	Fair Value

Equity	$151,786	$45,123	$(4,909)	$192,000
Debt	167,106	10,771	(3,757)	174,120
Other	6,610	—	—	6,610

Total	$325,502	$55,894	$(8,666)	$372,730

	Gross Unrealized
	(dollars in thousands)
December 31, 2011	Cost	Gains	Losses	Fair Value

Equity	$149,263	$29,789	$(9,996)	$169,056
Debt	160,218	18,021	(11,063)	167,176
Other	15,646	1,035	(1,541)	15,140

Total	$325,127	$48,845	$(22,600)	$351,372

(E)
Recently Issued or Adopted Accounting Pronouncements.    In May 2011, the Financial Accounting Standards Board issued "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards." The amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, but generally do not result in a change in the application of ASC 820 "Fair Value Measurements." These changes were effective for us on January 1, 2012. Our adoption of this standard did not have a material effect on our condensed financial statements.

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

Accumulated Other Comprehensive Margin (Deficit) Three Months Ended
(dollars in thousands)
Available-for-sale Securities

Balance at June 30, 2011	$123
Unrealized gain	741

Balance at September 30, 2011	$864

Balance at June 30, 2012	$1,446
Unrealized gain	42

Balance at September 30, 2012	$1,488

Accumulated Other Comprehensive Margin (Deficit) Nine Months Ended
(dollars in thousands)
Available-for-sale Securities

Balance at December 31, 2010	$(469)
Unrealized gain	1,333

Balance at September 30, 2011	$864

Balance at December 31, 2011	$618
Unrealized gain	870

Balance at September 30, 2012	$1,488

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

  Westinghouse Electric Company LLC and Stone & Webster, Inc., together, the "Contractor," and the Co-owners have established both informal and formal dispute resolution procedures in accordance with the Engineering, Procurement and Construction Contract for Vogtle Units No. 3 and No. 4 in order to resolve issues arising during the course of constructing a project of this magnitude. Georgia Power, on behalf of the Co-owners, and the Contractor have successfully initiated both formal and informal claims through these procedures, including ongoing claims. When matters are not resolved through these procedures, the parties may proceed to litigation. The Contractor and the Co-owners are involved in litigation with respect to certain claims that have not been resolved through the formal dispute resolution process.

  During the course of construction activities, issues have arisen that may impact the project budget and schedule. The most significant issues relate to costs associated with design changes to the Westinghouse AP1000 Design Control Document (DCD), and costs associated with delays in the project schedule related to the timing of approval of the DCD and issuance of the combined construction permits and operating licenses by the Nuclear Regulatory Commission. Georgia Power, on behalf of the Co-owners, and the Contractor are negotiating these issues, including the assertion by the Contractor that the Co-owners are responsible for these costs under the terms of the contract. Through correspondence sent to the Co-owners, the Contractor provided its proposed adjustment to the contract price and, based on our ownership interest, the Contractor's estimated adjustment attributable to us is approximately $280 million in 2008 dollars with respect to these issues. Georgia Power, on behalf of the Co-owners, has not agreed with the amount of these proposed adjustments or that the Co-owners have responsibility for any costs related to these issues. On November 1, 2012, the Co-owners filed suit against the Contractor in the U.S. District Court for the Southern District of Georgia, seeking a declaratory judgment that the Co-owners are not responsible for the costs related to these issues. Also on November 1, 2012, the Contractor filed suit against the Co-owners in the U.S. District Court for the District of Columbia, alleging the Co-owners are responsible for the costs related to these issues and seeking payment from the Co-owners for the full amount of these costs. While the litigation has commenced, Georgia Power expects negotiations with the Contractor to continue with respect to cost and schedule during which time the parties will attempt to reach a mutually acceptable compromise of their positions. Georgia Power and the Co-owners intend to vigorously defend their positions. If these costs are ultimately imposed upon the Co-owners, we will capitalize the costs attributable to us. As of September 30, 2012, no material amounts have been recorded related to this claim. Additional claims by the Contractor or Georgia Power, on behalf of the Co-owners, are expected to arise throughout the construction of Vogtle Units No. 3 and No. 4.

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

(H)
Restricted Cash.    At September 30, 2012 and December 31, 2011, we had restricted cash totaling $7,969,000 and $43,683,000, respectively, of which $7,813,000 and $43,070,000 was classified as long-term. The long-term restricted cash balance at September 30, 2012 and December 31, 2011 consisted primarily of funds posted as collateral by counterparties to our interest rate options.

(I)
Restricted Short-term Investments.    At September 30, 2012 and December 31, 2011, we had $63,868,000 and $106,676,000, respectively, on deposit with the Rural Utilities Service in the Cushion of Credit Account. The restricted funds will be utilized for future Rural Utilities Service Federal Financing Bank debt service payments. The deposit earns interest at a Rural Utilities Service guaranteed rate of 5% per annum.

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

  The following regulatory assets and (liabilities) are reflected on the accompanying condensed balance sheet as of September 30, 2012 and December 31, 2011.

	2012	2011
	(dollars in thousands)

Regulatory Assets:
Premium and loss on reacquired debt(a)	$89,373	$98,538
Amortization on capital leases(b)	33,055	46,627
Outage costs(c)	36,536	42,866
Interest rate swap termination fees(d)	18,324	21,316
Asset retirement obligations(e)	10,990	29,341
Depreciation expense(f)	50,141	51,209
Deferred charges related to Vogtle Units No. 3 and No. 4 training costs(g)	23,336	17,602
Interest rate options cost(h)	71,324	30,735
Deferral of effects on net margin—Smith Energy Facility(k)	15,936	3,536
Other regulatory assets(i)	8,585	9,777

Total Regulatory Assets	$357,600	$351,547
Regulatory Liabilities:
Accumulated retirement costs for other obligations(e)	$30,071	$32,687
Net benefit of Rocky Mountain transactions(j)	14,056	47,783
Deferral of effects on net margin—Hawk Road Energy Facility(k)	12,773	15,811
Major maintenance sinking fund(l)	30,101	28,524
Deferred debt service adder(m)	45,012	37,586
Other regulatory liabilities(i)	1,370	1,609

Total Regulatory Liabilities	$133,383	$164,000
Net Regulatory Assets	$224,217	$187,547

(a)
Represents premiums paid, together with unamortized transaction costs related to reacquired debt amortized over the period of the refunding debt, which range up to 31 years.

(b)
Recovery over the remaining life of the leases through 2031. See Note N regarding lease extensions.

(c)
Consists of both coal-fired and nuclear refueling outage costs. These outage costs are amortized on a straight-line basis to expense over an 18 to 36-month period.

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

(j)
Net benefit associated with Rocky Mountain lease transactions is amortized to income over the 30-year lease-back period. For a discussion of Rocky Mountain lease transaction terminations, see Note P.

(k)
Effects on net margin for Smith and Hawk Road Energy Facilities are deferred until the end of 2015 and will be amortized over the remaining life of each plant.

(l)
Represents collections for future major maintenance costs that will offset major maintenance expenses when incurred.

(m)
Collections to fund debt payments in excess of depreciation expense through the end of 2025.

(K)
Member Power Bill Prepayments.    We have a power bill prepayment program pursuant to which members can prepay their power bills from us at a discount based on our avoided cost of borrowing. The prepayments are credited against the participating members' power bills in the month(s) agreed upon in advance. The discounts are credited against the power bills and are recorded as a reduction to member revenues. At September 30, 2012, member power bill prepayments as reflected on the unaudited condensed balance sheet, including unpaid discounts, were $114,546,000, of which, $65,573,000 is classified as a current liability and $48,973,000 as deferred credits and other liabilities. The prepayments are being applied against members' power bills through November 2017, with the majority of the remaining balance scheduled to be applied by the end of 2013.

(L)
Debt.    For the nine month period ended September 30, 2012, we received advances on Rural Utilities Service-guaranteed/Federal Financing Bank loans totaling $98,737,000 for general and environmental improvements at existing plants.

(M)
Sales to Non-Members.    For the three-month and nine-month periods ended September 30, 2012, we had $38,628,000 and $99,842,000, respectively, of sales to non-members. These sales consisted of capacity and energy sales made under an agreement to sell the entire output of Unit No. 1 of the Thomas A. Smith Energy Facility, formerly known as the Murray Energy Facility, to Georgia Power through May 31, 2012, as well as energy sales to other non-members from Smith Units No. 1 and No. 2.

(N)
Capital leases.    In 1985, we sold and subsequently leased back from four purchasers their 60% undivided ownership interest in Scherer Unit No. 2. On June 14, 2012, under the renewal provisions of the leases, we executed irrevocable notices of renewal to extend the leases beyond their base terms, for a period of 14.5 years, through December 31, 2027, for three of the leases and for a period of 18 years, through December 31, 2031, for one of the leases.

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

On April 5, 2012, the U.S. Court of Federal Claims issued a final order for judgment in favor of Georgia Power and awarded $54,017,000 in damages, of which our ownership share was approximately $16,205,000. The effects of the judgment were recorded at June 30, 2012 and resulted in a $9,679,000 reduction in total operating expenses, which included reductions to fuel expense, production costs and depreciation and amortization, as well as a $6,526,000 reduction to plant in service.

  In 2008, a second claim against the government was filed for damages incurred after December 31, 2004 (the court-mandated cut-off in the original claim). The complaint does not contain any specific dollar amounts for recovery of damages. Damages will continue to accumulate until the issue is resolved or storage is provided. No amounts related to this claim have been recognized in the financial statements as of September 30, 2012.

  For a more information regarding the nuclear fuel costs and litigation, see Note 1 of "Item 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA—Notes to Consolidated Financial Statements" in our 2011 Form 10-K.

(P)
Rocky Mountain Lease Transactions.    In December 1996 and January 1997, we entered into six long-term lease transactions relating to our 74.61% undivided interest in Rocky Mountain. In each transaction, we leased a portion of our undivided interest in Rocky Mountain to six separate owner trusts for the benefit of three investors for a term equal to 120% of the estimated useful life of Rocky Mountain.

On July 12, 2012, we terminated three of the six lease transactions prior to the end of their lease terms. These three leases were each owned by a separate owner trust for the benefit of one of the three investors, representing approximately 69% of the six original lease transactions. In connection with these terminations, we incurred termination costs of approximately $17,200,000 and recognized $31,900,000 of the deferred net benefit associated with the terminated leases, resulting in a net gain on termination of $14,700,000 which we recognized in income in July 2012. The termination of these leases resulted in a $94,500,000 decrease in the Deposit on Rocky Mountain transactions and Obligation under Rocky Mountain transactions in our unaudited condensed balance sheet at September 30, 2012.

On October 18, 2012, we terminated two additional leases, each owned by a separate owner trust for the benefit of one of the other two investors, representing approximately 21% of the six original lease transactions. In connection with these terminations, we incurred termination costs of approximately $5,300,000 and recognized $9,532,000 of the deferred net benefit associated with the terminated leases, resulting in a net gain on termination of $4,232,000, which we recognized in income in October 2012. The termination of these leases also results in a $28,775,000 decrease in the Deposit on Rocky Mountain transactions and Obligation under Rocky Mountain transactions from the amounts reflected in our unaudited condensed balance sheet at September 30, 2012.

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

Results of Operations

For the Three and Nine Months Ended September 30, 2012 and 2011

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

Our net margin for the three-month and nine-month periods ended September 30, 2012 was $23.7 million and $48.1 million compared to $10.4 million and $39.2 million for the same periods of 2011. Through September 30, 2012, we collected 122.1% of our targeted net margin of $39.4 million for the year ending December 31, 2012. This is typical as our management generally budgets conservatively and adjusts the budget, if necessary, by the end of the year so that net margins will achieve, but not exceed, the targeted margins for interest ratio.

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

Sales to Members.    Total revenues from sales to members decreased 3.2% and 0.3% in the three-month and nine-month periods ended September 30, 2012 compared to the same periods of 2011. Megawatt-hour sales to members increased 1.3% and 6.6% for the three-month and nine-month periods ended September 30, 2012 compared to the same periods of 2011. The average total revenue per megawatt-hour from sales to members decreased 4.4% and 6.5% for the three-month and nine-month periods ended September 30, 2012 compared to the same periods of 2011.

The components of member revenues for the three-month and nine month periods ended September 30, 2012 and 2011 were as follows (amounts in thousands except for cents per kilowatt-hour):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011
Capacity revenues	$171,267	$171,582	$518,900	$515,061
Energy revenues	167,501	178,324	425,581	432,069

Total	$338,768	$349,906	$944,481	$947,130

Kilowatt-hours sold to members	6,156,398	6,077,054	16,422,271	15,401,272
Cents per kilowatt-hour	5.50¢	5.76¢	5.75¢	6.15¢

Energy revenues were 6.1% and 1.5% lower for the three-month and nine-month periods ended September 30, 2012 compared to the same periods of 2011. Our average energy revenue per megawatt-hour from sales to members decreased 7.3% and 7.6% for the three-month and nine-month periods ended September 30, 2012 as compared to the same periods of 2011. The decrease in energy revenues for the third quarter of 2012 as compared to the third quarter of 2011 resulted primarily from lower natural gas prices. For the nine-month period ended September 30, 2012 as compared to the same period of 2011, lower natural gas prices, lower generation at Plant Wansley as well as the recognition of a $4.8 million reduction to nuclear fuel expense for the nuclear fuel disposal settlement with the Department of Energy contributed to the reduction in total fuel costs. The decrease in total fuel costs was offset somewhat by higher generation from our gas-fired and nuclear facilities. For a discussion of total fuel costs and total generation, see "—Operating Expenses." For a discussion of the Department of Energy nuclear fuel disposal settlement see Note O of Notes to Unaudited Condensed Financial Statements.

Sales to Non-Members.    Sales to non-members for the three-month and nine-month periods ended September 30, 2012 consisted of capacity and energy sales made under an agreement to sell the entire output of Unit No. 1 of the Thomas A. Smith Energy Facility, formerly known as the Murray Energy Facility, to Georgia Power Company through May 31, 2012, as well as energy sales to other non-members from Smith Units No. 1 and No. 2. The decrease for the three-month and nine-month periods ended September 30, 2012 as compared to the same periods of 2011 was primarily due to lower capacity payments from Georgia Power after the agreement described above expired. We acquired Smith in April 2011.

Operating Expenses

Operating expenses for the three-month and nine-month periods ended September 30, 2012 decreased 14.3% and 3.7% as compared to the same periods of 2011. The decrease in operating expenses during the third quarter of 2012 as compared to the same quarter of 2011 was primarily due to lower fuel, depreciation and amortization and purchased power costs. The decrease for the nine-month period ended September 30, 2012 as compared to the same period of 2011 was primarily due to lower fuel, depreciation and amortization offset somewhat by higher production costs. The deferral of the effect on net margin for the Hawk Road and Smith Energy Facilities also contributed to the decrease in total operating expenses.

The following table summarizes our megawatt-hour generation and fuel costs by generating source and purchased power costs.

	Three Months Ended September 30,

	2012		2011

Fuel Source	Cost	Generation	Cost	Generation
	(thousands)	(Mwh)	(thousands)	(Mwh)
Coal	$68,630	2,292,572	$73,377	2,488,052
Nuclear	22,092	2,556,238	19,869	2,486,884
Gas	76,356	2,754,825	94,599	2,332,508
Pumped Storage	338	345,498	1,138	346,849

	$167,416	7,949,133	$188,983	7,654,293

	Cost	Purchased	Cost	Purchased
	(thousands)	(Mwh)	(thousands)	(Mwh)
Purchased Power	$15,158	9,034	$20,925	196,147

	Nine Months Ended September 30,

	2012		2011

Fuel Source	Cost	Generation	Cost	Generation
	(thousands)	(Mwh)	(thousands)	(Mwh)
Coal	$186,507	6,041,167	$196,283	6,485,543
Nuclear	60,126	7,602,777	54,385	7,192,838
Gas	162,430	6,418,365	169,727	4,088,376
Pumped Storage	1,522	858,471	2,394	776,713

	$410,585	20,920,780	$422,789	18,543,470

	Cost	Purchased	Cost	Purchased
	(thousands)	(Mwh)	(thousands)	(Mwh)
Purchased Power	$44,341	44,555	$46,080	256,825

For the three-month and nine-month periods ended September 30, 2012, total fuel costs decreased 11.4% and 2.9% and total megawatt-hour generation increased 3.9% and 12.8%, respectively, compared to the same periods of 2011. Average fuel costs per megawatt-hour decreased 14.7% and 13.9% in the three-month and nine-month periods ended September 30, 2012 compared to the same periods of 2011. These decreases in total fuel costs were primarily due to lower natural gas prices and lower generation at Plant Wansley. The lower generation at Plant Wansley was primarily driven by the availability of more economical generation from our natural gas-fired facilities. The recognition of a $4.8 million expense reduction related to the nuclear fuel disposal settlement also contributed to lower fuel costs for the period though this reduction was substantially offset by higher nuclear generation. The decrease in total fuel costs was offset somewhat due to an increase in natural gas-fired generation of 422,000 megawatt-hours and 2,330,000 megawatt-hours for the three-month and nine-month periods ended September 30, 2012 as compared to the same periods of 2011. This increase in generation resulted from increased natural gas-fired generation at Smith which was sold to non-members and at the Chattahoochee Energy Facility which was sold to our members. As discussed previously, we acquired Smith in April 2011 and Chattahoochee was unavailable during the first quarter of 2011. The decrease in average fuel costs per megawatt-hour of generation for 2012 compared to 2011 has been driven primarily by a significant decline in natural gas prices, which has made natural gas-fired generation resources a more economical and cost-effective source of energy generation than in prior years. The increase in nuclear generation, which is our most economical energy generation, contributed to the decline as well.

Total production costs increased 1.8% and 4.1% for the three-month and nine-month periods ended September 30, 2012 compared to the same periods of 2011. The increase in production costs was primarily due to operation and maintenance expenses incurred at Smith and increased general operation and maintenance expenses at Plants Vogtle and Hatch. These increases were offset somewhat by lower production costs at the Hawk Road Energy Facility as production costs for Hawk Road in the first quarter of 2011 included expenses for planned outage work and for repair of a damaged transformer. Also, the higher general operation maintenance costs at Plants Vogtle and Hatch were offset somewhat by the recognition of a $3.0 million expense reduction from the nuclear fuel disposal settlement. For a discussion of the Department of Energy nuclear fuel disposal settlement see Note O of Notes to Unaudited Condensed Financial Statements.

Depreciation and amortization costs decreased 26.5% and 10.1% for the three-month and nine-month periods ended September 30, 2012 as compared to the same periods of 2011. The decrease for the three-month period ended September 30, 2012 as compared to the same period of 2011 resulted primarily from lower amortization costs in 2012 for the intangible asset associated with the purchase and sale agreement with Georgia Power acquired as part of the Smith acquisition. For the nine-month period ended September 30, 2012 compared to the same period of 2011, the decrease in amortization costs due to the expiration of the Georgia Power agreement was partially offset by nine months of Smith depreciation expense in 2012 versus six months of depreciation expense through September 30, 2011.

Total purchased power costs decreased 27.6% and 3.8%, respectively, for the three-month and nine-month periods ended September 30, 2012 compared to the same periods of 2011. The decrease in purchased power costs during the third quarter of 2012 as compared to the same period of 2011 was primarily due to lower megawatt-hours acquired under the our energy replacement program, which replaces power from our owned generation facilities with energy purchased at lower prices in the spot market. For the nine-months ended September 30, 2012 as compared to the same period of 2011 the decrease in energy replacement costs was mostly offset by higher realized losses incurred for natural gas financial contracts utilized for managing exposure to fluctuations in the market prices of natural gas.

The effect on net margin for Hawk Road and Smith is being deferred until 2016 at which time the amounts will be amortized over the remaining life of the plants. In implementing the deferral plans, we assumed that our members would generally not require energy from the plants until 2016. If any of our members who subscribed to Smith elect to take energy from Smith prior to 2016, the deferral of the effect on net margin would terminate for that member and the amortization of that member's deferral would commence immediately. The changes in cost deferrals in 2012 compared to 2011 resulted from the Hawk Road and Smith production and depreciation and amortization costs are discussed above.

Other Income

Investment income decreased 10.0% and increased 4.6% for the three-month and nine-month periods ended September 30, 2012 as compared to the same periods of 2011. The decrease in the third quarter of 2012 as compared to the same period of 2011 was primarily due to the decrease in interest income from deposits related to the Rocky Mountain lease transactions, a portion of which were terminated in July 2012. See Note P of Notes to Unaudited Condensed Financial Statements for further discussion. For the nine-months ended September 30, 2012 as compared to the same period of 2011, the increased investment income resulted primarily from a higher fund balance. See Note I of Notes to Unaudited Condensed Financial Statements regarding the Rural Utilities Service Cushion of Credit Account.

The gain on termination of Rocky Mountain transactions represents the net gain resulting from the July 2012 termination of three of six leases. The net gain includes termination costs of $17.2 million as well as recognizing $31.9 million of the deferred net benefit associated with the terminated leases resulting in a net gain of $14.7 million.

Interest charges

Interest expense increased by 1.0% and 5.8% in the three-month and nine-month periods ended September 30, 2012 compared to the same periods of 2011. These increases are primarily due to the increased debt issued to finance the construction of Vogtle Units No. 3 and No. 4.

Allowance for debt funds used during construction increased by 18.6% and 21.2% in the three-month and nine-month periods ended September 30, 2012 compared to the same periods of 2011 primarily due to construction expenditures for Vogtle Units No. 3 and No. 4.

Financial Condition

Balance Sheet Analysis as of September 30, 2012

Assets

Cash used for property additions for the nine-month period ended September 30, 2012 totaled $495.9 million. Of this amount, approximately $238 million was associated with construction expenditures for Vogtle Units No. 3 and No. 4. The remaining expenditures were for purchases of nuclear fuel, environmental control systems being installed primarily at Plant Scherer and for normal additions and replacements to existing generation facilities.

The deposit on Rocky Mountain transactions and the associated obligation under Rocky Mountain transactions decreased $89.1 million due to the July 2012 termination of three of the six lease transactions prior to the end of the lease terms. For information regarding the lease terminations, see Note P of Notes to Unaudited Condensed Financial Statement.

The long-term portion of restricted cash decreased $35.3 million due to a reduction in counterparty collateral postings required in connection with our interest rate options. The swap agreements with the counterparties contain support provisions that require each counterparty to provide collateral in the form of cash or securities to the extent that the value of the options outstanding for the counterparty exceeds a certain threshold. For information regarding our interest rate options, see Note C of Notes to Unaudited Condensed Financial Statements.

The $63.9 million of restricted short-term investments at September 30, 2012 represent funds deposited into a Rural Utilities Service Cushion of Credit Account with the U.S. Treasury and earns interest at a guaranteed rate of 5% per annum. The funds, including interest earned thereon, can only be applied to debt service on Rural Utilities Service and Rural Utilities Service-guaranteed Federal Financing Bank notes. Decisions regarding when to apply the funds are guided by the interest rate environment and our anticipated liquidity needs.

Equity and Liabilities

Short-term borrowings for the nine-month period ended September 30, 2012 increased $296.2 million. The increase was primarily due to the issuance of commercial paper to fund capital expenditures related to Vogtle Units No. 3 and No. 4.

Accounts payable decreased $73.4 million as of September 30, 2012 compared to December 31, 2011 primarily due to an $81 million decrease in the payable to Georgia Power for operation and maintenance costs for our co-owned plants and capital costs associated with Vogtle Units No. 3 and No. 4 construction. Offsetting the decrease was a $7.7 million increase in accruals for energy related costs as a result of increased generation in September 2012 as compared to December 2011.

Other current liabilities decreased $10.1 million during the nine-month period ended September 30, 2012 primarily due to a $6.6 million decrease in the unrealized loss associated with our natural gas hedges and a $2.3 million decrease in other accrued expenses.

Member power bill prepayments represent funds received from the members for prepayment of their monthly power bills. At September 30, 2012, $65.6 million of member power bill prepayments was classified as a current liability and $49 million was classified as a long-term liability. During the nine-month period ended September 30, 2012, approximately $61.8 million of prepayments were received from the members and approximately $49.6 million was applied to the members' monthly power bills. For information regarding the power bill prepayment program, see Note K of Notes to Unaudited Condensed Financial Statements and "—Capital Requirements and Liquidity and Sources of Capital—Liquidity."

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

Westinghouse Electric Company LLC and Stone & Webster, Inc., together, the "Contractor," and the Co-owners have established both informal and formal dispute resolution procedures in accordance with the Engineering, Procurement and Construction Contract for Vogtle Units No. 3 and No. 4 in order to resolve issues arising during the course of constructing a project of this magnitude. Georgia Power, on behalf of the Co-owners, and the Contractor have successfully initiated both formal and informal claims through these procedures, including ongoing claims. When matters are not resolved through these procedures, the parties may proceed to litigation. The Contractor and the Co-owners are involved in litigation with respect to certain claims that have not been resolved through the formal dispute resolution process.

During the course of construction activities, issues have arisen that may impact the project budget and schedule. The most significant issues relate to costs associated with design changes to the Westinghouse AP1000 Design Control Document (DCD), and costs associated with delays in the project schedule related to the timing of approval of the DCD and issuance of the combined construction permits and operating licenses by the Nuclear Regulatory Commission. Georgia Power, on behalf of the Co-owners, and the Contractor are negotiating these issues, including the assertion by the Contractor that the Co-owners are responsible for these costs under the terms of the contract. Through correspondence sent to the Co-owners, the Contractor provided its proposed adjustment to the contract price and, based on our ownership interest, the Contractor's estimated adjustment attributable to us is approximately $280 million in 2008 dollars with respect to these issues. Georgia Power, on behalf of the Co-owners, has not agreed with the amount of these proposed adjustments or that the Co-owners have responsibility for any costs related to these issues. On November 1, 2012, the Co-owners filed suit against the Contractor in the U.S. District Court for the Southern District of Georgia, seeking a declaratory judgment that the Co-owners are not responsible for the costs related to these issues. Also on November 1, 2012, the Contractor filed suit against the Co-owners in the U.S. District Court for the District of Columbia, alleging the Co-owners are responsible for the costs related to these issues and seeking payment from the Co-owners for the full amount of these costs. While the litigation has commenced, Georgia Power expects negotiations with the Contractor to continue with respect to cost and schedule during which time the parties will attempt to reach a mutually acceptable compromise of their positions. Georgia Power and the Co-owners intend to vigorously defend their positions. If these costs are ultimately imposed upon the Co-owners, we will capitalize the costs attributable to us. In connection with these negotiations, the Co-owners are evaluating whether maintaining the currently scheduled commercial operation dates of 2016 and 2017 remains in the best interest of their customers. Additional claims by the Contractor or Georgia Power, on behalf of the Co-owners, are expected to arise throughout the construction of Vogtle Units No. 3 and No. 4.

In addition, there are processes in place that are designed to assure compliance with the design requirements specified in the DCD and the combined licenses, including rigorous inspection by Southern Nuclear Operating Company and the Nuclear Regulatory Commission that occurs throughout construction. During a routine inspection in April 2012, the Nuclear Regulatory Commission identified that certain details of the rebar construction in the Vogtle Unit No. 3 nuclear island were not consistent with the DCD. In May 2012, Southern Nuclear received an official notice of violation relating to these findings from the Nuclear Regulatory Commission. The design changes were determined to have minimal safety significance and, on October 18, 2012, the Nuclear Regulatory Commission approved a license amendment request to clarify that the nuclear island concrete and rebar construction will conform to Nuclear Regulatory Commission requirements. Various inspection and other issues are expected to arise from time to time as construction proceeds, which may result in additional license amendments or require other resolution.

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

As of September 30, 2012, our total capitalized costs to date for Vogtle Units No. 3 and No. 4 were $1.5 billion.

Nuclear Regulation

On March 12, 2012, the Nuclear Regulatory Commission issued three orders and a request for information based on the Nuclear Regulatory Commission task force report recommendations that included, among other items, additional mitigation strategies for beyond-design-basis events, enhanced spent fuel pool instrumentation capabilities, hardened vents for certain classes of containment structures, including the one in use at Plant Hatch, site specific evaluations for seismic and flooding hazards, and various plant evaluations to ensure adequate coping capabilities during station blackout and other conditions. On August 29, 2012, the Nuclear Regulatory Commission staff issued the final interim staff guidance document, which offers acceptable approaches to meeting the requirements of the Nuclear Regulatory Commission's orders before the December 31, 2016 compliance deadline. The interim staff guidance is not mandatory, but licensees would be required to obtain Nuclear Regulatory Commission approval for taking an approach other than as outlined in the interim staff guidance. The final form and the resulting impact of any changes to safety requirements for nuclear reactors will be dependent on further review and action by the Nuclear Regulatory Commission and cannot be determined at this time. See "Item 1—BUSINESS—ENVIRONMENTAL AND OTHER REGULATION—Nuclear Regulation" in our 2011 Form 10-K for additional information. See "Item 1A—RISK FACTORS" in our 2011 Form 10-K for a discussion of certain risks associated with the licensing, construction, and operation of nuclear generating units, including potential impacts that could result from a major incident at a nuclear facility anywhere in the world.

Environmental Regulations

The Environmental Protection Agency, or EPA, continues to develop a number of rules that significantly expand the scope of regulation of air emissions, water intake and waste management at power plants.

On August 21, 2012, the U.S. Court of Appeals for the District of Columbia Circuit struck down the Cross State Air Pollution Rule, finding that EPA had improperly interpreted the "good neighbor" provision of the Clean Air Act to determine upwind States' obligations to reduce their own significant contributions to a downwind state's nonattainment, and that EPA had not given states the initial opportunity to implement the emissions reductions required under the provision. As a result, the Court vacated the rule in its entirety and remanded it back to EPA for further action consistent with the opinion. Subsequently, EPA and other parties requested rehearing or rehearing en banc of the decision. The Court has not ruled on those motions, and we cannot predict their ultimate outcome or any appeal that might be filed in this matter. At present, our operations continue to be regulated under EPA's Clean Air Interstate Rule (which the Cross State Air Pollution Rule was meant to replace) until further action by the court or by EPA.

On August 29, 2012, EPA proposed to revise the New Source Performance Standards (NSPS) for stationary combustion turbines originally promulgated in 1979. Among other things, the proposal, if finalized, would alter certain emissions standards for nitrogen oxides (NOx) for new, modified or reconstructed combustion turbines, and could in the future affect operations at our power plants that use such equipment, should they be modified or reconstructed. We cannot predict the content of the final standards or the effect they may have on our operations in the future.

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

Liquidity

At September 30, 2012, we had $1.4 billion of unrestricted available liquidity to meet our short-term cash needs and liquidity requirements. This amount included $438 million in cash and cash equivalents and $915 million of unused and available committed credit arrangements.

On September 30, 2012, we had in excess of $1.9 billion of committed credit arrangements in place comprised of the five separate facilities reflected in the table below.

Committed Credit Facilities

	Authorized Amount	Available 9/30/2012		Expiration Date

	(dollars in millions)
Unsecured Facilities:
Syndicated Line of Credit(1)	$1,265	$372	(2)	June 2015
CFC Line of Credit	110	110		September 2016
JPMorgan Chase Line of Credit	150	33	(3)	December 2013
Secured facilities:
CoBank Line of Credit(4)	150	150		November 2012
CFC Line of Credit(5)	250	250		December 2013

Total	$1,925	$915

(1)
This credit facility is syndicated among fourteen banks led by Bank of America as administrative agent.

(2)
Of the portion of this facility that is unavailable, $757.9 million is dedicated to support commercial paper we have issued and $135.5 million relates to letters of credit issued under this facility to support variable rate demand bonds.

(3)
Of the portion of this facility that is unavailable, $113.7 million relates to letters of credit issued under this facility to support variable rate demand bonds and $3.0 million relates to letters of credit issued to post collateral to third parties.

(4)
On October 1, 2012, this facility was terminated and replaced with a two-year $150 million unsecured credit facility that is syndicated among five banks led by CoBank as administrative agent.

(5)
This facility has a term loan option that can extend the maturity out to December 31, 2043.

Between projected cash on hand and these credit arrangements, we believe we have sufficient liquidity to cover our normal operations and to provide interim financing for construction of Vogtle Units No. 3 and No. 4.

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

Like the syndicated line of credit, funds may be advanced under the $110 million line of credit with National Rural Utilities Cooperative Finance Corporation (CFC) and under the lines of credit with JPMorgan Chase Bank and CoBank for general working capital purposes. In addition, under those same credit facilities we have the ability to issue letters of credit totaling $910 million in the aggregate, of which $663 million remained available at September 30, 2012. However, amounts related to issued letters of credit reduce the amount that would otherwise be available to draw for working capital needs. Also, any amounts drawn under the syndicated line for working capital or related to issued letters of credit will reduce the amount of commercial paper that we can issue.

Several of our credit facilities contain a financial covenant that requires us to maintain minimum levels of patronage capital. At September 30, 2012, the required minimum level was $598 million and our actual patronage capital was $682 million. Additional covenants contained in several of our credit facilities limit the amount of secured indebtedness and unsecured indebtedness we can have outstanding. At September 30, 2012, the most restrictive of these covenants limits our secured indebtedness to $8.5 billion and our unsecured indebtedness to $4.0 billion. At September 30, 2012, we had $5.6 billion of secured indebtedness and $1.1 billion of unsecured indebtedness outstanding, which was well within the covenant thresholds.

We also have a power bill prepayment program that provides us with an additional source of liquidity. Under the program, members can prepay their power bills from us at a discount for an agreed upon number of months in advance, after which the prepayments are credited against the participating members' monthly power bills. The discount is comparable to our avoided cost of borrowing. As of September 30, 2012, the balance of member prepayments received but not yet credited to their power bills was $114.5 million. We expect to apply the prepayments against the participating members' power bills through November 2017, with the majority of the remaining balance scheduled to be applied by the end of 2013. For more information regarding the power bill prepayment program, see Note K of Notes to Unaudited Condensed Financial Statements.

At September 30, 2012, current assets included $63.9 million of restricted short-term investments pursuant to deposits made to a Rural Utilities Service Cushion of Credit Account. See Balance Sheet Analysis herein for more information regarding our Rural Utilities Service Cushion of Credit Account. Our decisions regarding when to apply the funds are guided by the interest rate environment and our anticipated liquidity needs.

Financing Activities

First Mortgage Indenture.    At September 30, 2012, we had $5.5 billion of long-term debt outstanding under our first mortgage indenture secured equally and ratably by a lien on substantially all of our tangible and some of our intangible assets, including those we acquire in the future. See "Item 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—Financing Activities—First Mortgage Indenture" in our 2011 Form 10-K for a further discussion of our first mortgage indenture.

Bond Financing.    Later in 2012, we are planning an issuance of up to $250 million of taxable first mortgage bonds for permanent financing of Vogtle Units No. 3 and No. 4 related costs and the portion of the acquisition cost of Smith that the Rural Utilities Service is not financing.

Rural Utilities Service-Guaranteed Loans.    We have six approved Rural Utilities Service-guaranteed loans, totaling $1.7 billion, which are being funded through the Federal Financing Bank and are in various stages of being drawn down, with $1.0 billion remaining to be advanced. When advanced, the debt will be secured under our first mortgage indenture.

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

For more detailed information regarding our financing plans, see "Item 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—Financing Activities" in our 2011 Form 10-K.

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

On July 12, 2012, we terminated three of the six lease transactions prior to the end of their lease terms. The three leases were each owned by a separate owner trust for the benefit of one of the three investors, and represented approximately 69% of the six original lease transactions. On October 18, 2012, we terminated two additional leases, each owned by a separate owner trust for the benefit of one of the other two investors, representing another approximately 21% of the six original lease transactions. Subsequent to the above terminations, only one of the original lease arrangements remains in place, representing approximately 10% of the original lease transactions. The termination of these five leases significantly reduced our exposure to the four credit counterparties participating in the leases. Our negotiated cost to terminate the five leases represented a substantial discount to the amounts due pursuant to an early termination event under the operative lease documents.

As a result of these five lease terminations:

  •
  the Deposit on Rocky Mountain transactions and Obligations under Rocky Mountain transactions as reflected on our balance sheets (representing the equity deposit with AIG) have decreased to approximately $14 million;

  •
  AIG's required collateral balance related to the equity deposits has decreased to approximately $15 million;

  •
  the annual rental payments due from us to RMLC in 2013 have decreased to approximately $6 million;

  •
  the fixed purchase price related to the purchase option at the end of the base lease term has decreased to approximately $112 million, of which the funding contribution pursuant to the payment undertaking agreements has decreased to approximately $74 million and the funding contribution pursuant to the equity funding agreements has decreased to approximately $38 million; and

  •
  if RMLC's interest in the payment undertaking agreement and the corresponding lease obligation for the remaining lease were reflected on our balance sheets, both the Deposit on Rocky Mountain transaction and the Obligation under Rocky Mountain transaction would be higher by approximately $72 million.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.    Controls and Procedures

As of September 30, 2012, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

There have been no changes in internal control over financial reporting or other factors that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—FINANCIAL CONDITION—Capital Requirements and Liquidity and Sources of Capital—Vogtle Units No. 3 and No. 4" for a discussion of legal proceedings related to our participation in the construction of two additional nuclear units at Plant Vogtle. In addition to the aforementioned litigation, we are a party to various other actions and proceedings incidental to our normal business. Liability in the event of final adverse determination in any of these other matters is either covered by insurance or, in the opinion of our management, after consultation with counsel, should not in the aggregate have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.    Risk Factors

There have not been any material changes in our risk factors from those reported in "Item 1A—RISK FACTORS" of our 2011 Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.    Defaults upon Senior Securities

Not Applicable.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information

Our President and Chief Executive Officer, Thomas A. Smith, is currently battling a serious illness. During his illness, Mr. Smith remains involved in our management and strategic direction and he continues to act in his capacity as President and Chief Executive Officer. In order to provide Mr. Smith additional flexibility to focus on treating his health concerns, our Executive Vice Presidents have expanded their roles and responsibilities in our day-to-day management and operations. Our board of directors is actively monitoring our leadership and management. Our board has a succession plan in place and is prepared to implement the plan, if necessary, to ensure that we continue to be managed in the best interests of our members.

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

Oglethorpe Power Corporation (An Electric Membership Corporation)
Date: November 13, 2012	By:	/s/ Thomas A. Smith Thomas A. Smith President and Chief Executive Officer (Principal Executive Officer)
Date: November 13, 2012		/s/ Elizabeth B. Higgins Elizabeth B. Higgins Executive Vice President and Chief Financial Officer (Principal Financial Officer)