Form 10-K
period 2012-12-31
OGLETHORPE POWER CORP
filed 2013-03-22
CIK 788816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

       Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

       Documents Incorporated by Reference: None

OGLETHORPE POWER CORPORATION

2012 FORM 10-K ANNUAL REPORT

i

CAUTIONARY STATEMENT REGARDING

FORWARD-LOOKING STATEMENTS

    This annual report on Form 10-K contains "forward-looking statements." All statements, other than statements of historical facts, that address activities, events or developments that we expect or anticipate to occur in the future, including matters such as the timing of various regulatory and other actions, future capital expenditures, business strategy and development, construction or operation of facilities (often, but not always, identified through the use of words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "projection," "target" and "outlook") are forward-looking statements.

    Although we believe that in making these forward-looking statements our expectations are based on reasonable assumptions, any forward-looking statement involves uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. Some of the risks, uncertainties and assumptions that may cause actual results to differ from these forward-looking statements are described under the heading "RISK FACTORS" and in other sections of this annual report on Form 10-K. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this annual report may not occur.

    Any forward-looking statement speaks only as of the date of this annual report, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict all of them; nor can we assess the impact of each factor or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:

•
cost increases and schedule delays with respect to our construction projects, including the construction of two additional nuclear units at Plant Vogtle;

•
legislative and regulatory compliance standards and our ability to comply with any applicable standards, including mandatory reliability standards, and potential penalties for non-compliance;

•
costs associated with achieving and maintaining compliance with applicable environmental laws and regulations, including those related to air emissions, water and coal combustion byproducts;

•
potential legislative and regulatory responses to climate change initiatives, including the regulation of carbon dioxide and other greenhouse gas emissions;

•
increasing debt caused by significant capital expenditures which is weakening certain of our financial metrics;

•
commercial banking and financial market conditions;

•
our access to capital, the cost to access capital, and the results of our financing and refinancing efforts, including availability of funds in the capital markets;

•
uncertainty as to the continued availability of funding from the Rural Utilities Service and the availability of funding from the U.S. Department of Energy and other government sources;

•
actions by credit rating agencies;

•
risks and regulatory requirements related to the ownership and construction of nuclear facilities;

•
adequate funding of our nuclear decommissioning trust fund including investment performance and projected decommissioning costs;

•
weather conditions and other natural phenomena;

•
continued efficient operation of our generation facilities by us and third-parties;

•
the availability of an adequate and economical supply of fuel, water and other materials;

•
reliance on third-parties to efficiently manage, distribute and deliver generated electricity;

ii

•
acts of sabotage, wars or terrorist activities, including cyber attacks;

•
the credit quality and/or inability of various counterparties to meet their financial obligations to us, including failure to perform under agreements;

•
our members' ability to perform their obligations to us;

•
changes to protections granted by the Georgia Territorial Act that subject our members to increased competition;

•
changes in technology available to and utilized by us or our competitors;

•
general economic conditions;

•
unanticipated variation in demand for electricity or load forecasts resulting from changes in population and business growth (and declines), consumer consumption, energy conservation efforts and the general economy;

•
unanticipated changes in interest rates or rates of inflation;

•
significant changes in our relationship with our employees, including the availability of qualified personnel;

•
unanticipated changes in capital expenditures, operating expenses and liquidity needs;

•
litigation or legal and administrative proceedings and settlements;

•
significant changes in critical accounting policies material to us; and

•
hazards customary to the electric industry and the possibility that we may not have adequate insurance to cover losses resulting from these hazards.

iii

PART I

ITEM 1.  BUSINESS

OGLETHORPE POWER CORPORATION

General

    We are a Georgia electric membership corporation (an EMC) incorporated in 1974 and headquartered in metropolitan Atlanta. We are owned by our 38 retail electric distribution cooperative members. Our principal business is providing wholesale electric power to our members. As with cooperatives generally, we operate on a not-for-profit basis. We are the largest electric cooperative in the United States in terms of assets, kilowatt-hour sales to members and, through our members, consumers served. We are also the second largest power supplier in the state of Georgia. We have 261 employees.

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

Cooperative Principles

    Cooperatives like Oglethorpe are business organizations owned by their members, which are also either their wholesale or retail customers. As not-for-profit organizations, cooperatives are intended to provide services to their members at the lowest possible cost, in part by eliminating the need to produce profits or a return on equity. Cooperatives may make sales to non-members, the effect of which is generally to reduce costs to members. Today, cooperatives operate throughout the United States in such diverse areas as utilities, agriculture, irrigation, insurance and banking.

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

Power Supply Business

    We provide wholesale electric service to our members for the majority of their aggregate power requirements primarily from our generation assets but also with power purchased from other power suppliers. We provide substantially all of this service pursuant to long-term, take-or-pay wholesale power contracts. The wholesale power contracts obligate our members jointly and severally to pay rates sufficient for us to recover all the costs of owning and operating our power supply business, including the payment of principal and interest on our indebtedness and to yield a minimum 1.10 margins for interest ratio under our first mortgage indenture. Our members satisfy all of their power requirements above their purchase obligations to us with purchases from other suppliers. See "OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES – Member Power Supply Resources."

    We have interests in 31 operating generating units, fueled by nuclear, coal, gas, oil and water. See "OUR POWER SUPPLY RESOURCES" and "PROPERTIES – Generating Facilities."

    In 2012, two of our members, Cobb EMC and Jackson EMC, accounted for 12.8% and 11.9% of our total revenues, respectively. Each of our other members accounted for less than 10% of our total revenues in 2012.

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

    We have assigned fixed percentage capacity cost responsibilities to our members for all of our generation and purchased power resources, although not all members participate in all resources. For any future resource, we will assign fixed percentage capacity cost responsibilities only to members choosing to participate in that resource. The wholesale power contracts provide that each member is jointly and severally responsible for all costs and expenses of all existing generation and purchased power resources, as well as for any future resources, whether or not that member has elected to participate in the resource, that are approved by 75% of the members of our board of directors, 75% of our members and members representing 75% of our patronage capital. For resources so approved in which less than all members participate, costs are shared first among the participating members, and if all participating members default, each non-participating member is expressly obligated to pay a proportionate share of the default.

    Under the wholesale power contracts, we are not obligated to provide all of our members' capacity and energy requirements. Individual members must satisfy all of their requirements above their purchase obligations from us from other suppliers, unless we and our members agree that we will supply additional capacity and associated energy, subject to the approval requirements described above. In 2012, we supplied energy that accounted for approximately 57% of the retail energy requirements of our members. See "OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES – Member Power Supply Resources."

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

    Our principal financial requirements are contained in the Indenture, dated as of March 1, 1997, from us to U.S. Bank National Association, as trustee (successor to SunTrust Bank), as amended and supplemented, referred to herein as the first mortgage indenture. Under the first mortgage indenture, we are required, subject to any necessary regulatory approval, to establish and collect rates which are reasonably expected, together with our other revenues, to yield a margins for interest ratio for each fiscal year equal to at least 1.10. Margins for interest ratio is the ratio of margins for interest to total interest charges for a given period. Margins for interest is the sum of:

•
our net margins (which includes our revenues subject to refund at a later date but excludes provisions for (i) non-recurring charges to income, including the non-recoverability of assets or expenses, except to the extent we determine to recover these charges in rates, and (ii) refunds of revenues we collected or accrued subject to refund), plus

•
interest charges, whether capitalized or expensed, on all indebtedness secured under the first mortgage indenture or by a lien equal or prior to the lien of the first mortgage indenture, including amortization of debt discount or premium on issuance, plus

•
any amount included in net margins for accruals for federal or state income taxes imposed on income after deduction of interest expense.

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

Relationship with Smarr EMC

    Smarr EMC is a Georgia electric membership corporation owned by 35 of our 38 members. Smarr EMC owns two combustion turbine facilities with aggregate capacity of 709 megawatts. We provide operations, financial and management services for Smarr EMC. See "OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES – Member Power Supply Resources."

Relationship with Georgia Transmission Corporation

    We and our 38 members are members of Georgia Transmission Corporation (An Electric Membership Corporation), which was formed in 1997 to own and operate the transmission business we previously owned. Georgia Transmission provides transmission services to its members for delivery of its members' power purchases from us and other power suppliers. Georgia Transmission also provides transmission services to third parties. We have entered into an agreement with Georgia Transmission to provide transmission services for third party transactions and for service to our own facilities.

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

Relationship with Georgia System Operations Corporation

    We, Georgia Transmission and 37 of our 38 members are members of Georgia System Operations Corporation, which was formed in 1997 to own and operate the system operations business we previously owned. Georgia System Operations operates the system control center and currently provides Georgia Transmission and us with system operations services and administrative support services. We have contracted with Georgia System Operations to schedule and dispatch our resources. We also purchase from Georgia System Operations services that it purchases from Georgia Power under the control area compact, which we co-signed with Georgia System Operations. See "OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES – Members' Relationship with Georgia Transmission and Georgia System Operations." Georgia System Operations provides support services to us in the areas of accounting, auditing, communications, human resources, facility management, telecommunications and information technology at cost.

    As of December 31, 2012, we had approximately $7.9 million of loans outstanding to Georgia System Operations, primarily for the purpose of financing capital expenditures. Georgia System Operations has an additional $8.0 million that can be drawn under one of its loans with us.

    Georgia Transmission has contracted with Georgia System Operations to provide certain transmission system operation services including reliability monitoring, switching operations, and the real-time management of the transmission system.

Relationship with Rural Utilities Service

    Historically, federal loan programs administered by the Rural Utilities Service, an agency of the United States Department of Agriculture, have provided the principal source of financing for electric cooperatives. Loans guaranteed by the Rural Utilities Service and made by the Federal Financing Bank have been a major source of funding for us. However, the availability and magnitude of Rural Utilities Service-direct and guaranteed loan funds are subject to annual federal budget appropriations and thus cannot be assured. Currently, Rural Utilities Service-direct and guaranteed loan funds are subject to increased uncertainty because of budgetary and political pressures faced by Congress. The President's budget proposal for fiscal year 2013 provides for $6.1 billion in loans – a reduction of less than 10% from 2012 levels. Not more than $2 billion could be made available for environmental improvements to fossil-fueled generation that would reduce emissions, with the remaining funding limited to renewable energy, transmission, distribution and carbon-capture projects on generation facilities, and low emission peaking units affiliated with energy facilities that produce electricity from solar, wind and other intermittent sources of energy. However, Congress has not adopted a budget for 2013, but instead has adopted continuing resolutions including these restrictions with loan levels sufficient to meet the current demand. The President has not proposed a budget for fiscal year 2014. Although Congress has historically rejected proposals to dramatically curtail the Rural Utilities Service loan program, there can be no assurance that it will continue to do so. Because of these factors, we cannot predict the amount or cost of Rural Utilities Service-direct and guaranteed loans that may be available to us in the future.

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

Relationship with Georgia Power Company

    Our relationship with Georgia Power is a significant factor in several aspects of our business. Except for the Rocky Mountain Pumped Storage Hydroelectric Facility, Georgia Power, on behalf of itself as a co-owner and as agent for the other co-owners, is responsible for the construction and operation of all our co-owned generating facilities, including the development and construction of Vogtle Units No. 3 and No. 4. Georgia Power supplies services to us and Georgia System Operations to support the scheduling and dispatch of our resources, including off-system transactions. Georgia Power and our members are competitors in the State of Georgia for electric service to any new customer that has a choice of supplier under the Georgia Territorial Electric Service Act, which was enacted in 1973, commonly known as the Georgia Territorial Act. For further information regarding the agreements between Georgia Power and us and our members' relationships with Georgia Power, see "OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES – Service Area and Competition" and "PROPERTIES – Fuel Supply," "– Co-Owners of Plants – Georgia Power Company" and "– The Plant Agreements."

Competition

    Under current Georgia law, our members generally have the exclusive right to provide retail electric service in their respective territories. Since 1973, however, the Georgia Territorial Act has permitted limited competition among electric utilities located in Georgia for sales of electricity to certain large commercial or industrial customers. The owner of any new facility may receive electric service from the power supplier of its choice if the facility is located outside of municipal limits and has a connected load upon initial full operation of 900 kilowatts or more. Our members are actively engaged in competition with other retail electric suppliers for these new commercial and industrial loads. While the competition for 900-kilowatt loads represents only limited competition in Georgia, this competition has given our members the opportunity to develop resources and strategies to operate in a more competitive market.

    Some states have implemented varying forms of retail competition among power suppliers. No legislation related to retail competition has yet been enacted in Georgia which would amend the Georgia Territorial Act or otherwise affect the exclusive right of our members to supply power to their current service territories. However, parties have unsuccessfully sought and will likely continue to seek to advance legislative proposals that will directly or indirectly affect the Georgia Territorial Act in order to allow increased retail competition in our members' service territories. The Georgia Public Service Commission does not have the authority under Georgia law to order retail competition or amend the Georgia Territorial Act. We cannot predict at this time the outcome of various developments that may lead to increased competition in the electric utility industry or the effect of any developments on us or our members.

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

    We will continue to consider industry trends and developments, but cannot predict the outcome or any action we or our members might take based on these industry trends and developments. These considerations necessarily would take account of and are subject to legal, regulatory and contractual considerations.

    Regulation of greenhouse gas emissions has the potential to affect energy suppliers, including us and our competitors, differently, depending not only on the relative greenhouse gas emissions from a supplier's sources, but also on the nature of the regulation. For example, certain legislative proposals have included various credits that would ultimately be phased out to offset the initial economic impact of regulation. Our greenhouse gas emissions are significant, but we also have generation sources that emit no greenhouse gases. Some of our competitors use sources that emit proportionately more greenhouse gases, while the sources of some competitors emit less. Further, third-party suppliers to our members rely on generation sources that emit greenhouse gases. The terms and conditions in the contracts with these third-party suppliers would determine the extent to which our members would be affected by regulation of the greenhouse gas emissions of these suppliers. We believe our and our members' diverse portfolios of generation facilities, including the diversity of third-party suppliers, along with potential credits that could be available to us or our members under certain legislative proposals, would mitigate the impact, if any, on our and our members' competitiveness resulting from these legislative proposals, if enacted. See "REGULATION – Environmental – Carbon Dioxide Emission and Climate Change – Pending Legislation" and "RISK FACTORS."

    Many members are also providing or considering proposals to provide non-traditional products and services such as natural gas, telecommunications and other services. The Georgia Public Service Commission can authorize member affiliates to market natural gas but is required to condition any authorization on terms designed to ensure that cross-subsidizations do not occur between the electricity services of a member and the gas activities of its gas affiliates.

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

Seasonal Variations

    Our members' demand for energy is influenced by seasonal weather conditions. Historically, our peak sales have occurred during the months of June through August. Even so, summer sales historically have been lower when weather conditions are milder and higher when weather conditions are more extreme. While changing weather patterns, whether resulting from greenhouse gas emissions or otherwise, could, under certain circumstances, alter seasonal weather patterns, predictions of future changes in weather patterns are inherently speculative, and we can not make accurate conclusions about seasonality related to changes in weather patterns. Our energy revenues recover energy costs as they are incurred and also fluctuate month to month. Capacity revenues reflect the recovery of our fixed costs, which do not vary significantly from month to month; therefore, capacity charges are billed and capacity revenues are recognized in substantially equal monthly amounts.

 OUR POWER SUPPLY RESOURCES

General

    We supply capacity and energy to our members for a portion of their requirements from a combination of our generating assets and power purchased from other suppliers. In 2012, we supplied approximately 57% of the retail energy requirements of our members.

Generating Plants

    We have interests in 31 operating generating units. The Municipal Electric Authority of Georgia, the City of Dalton and Georgia Power also have interests in nine of these units - at Plants Hatch, Vogtle, Wansley and Scherer. Georgia Power serves as operating agent for these units. Georgia Power also has an interest in Rocky Mountain, which we operate.

    See "PROPERTIES" for a description of our generating facilities, fuel supply and the co-ownership arrangements and Note 6 to Notes to Consolidated Financial Statements regarding the power purchase agreement with Doyle I, LLC that we account for as a capital lease. Also see "PROPERTIES – The Plant Agreements – Doyle."

Power Purchase and Sale Arrangements

  Power Purchases

    We currently have no material power purchase agreements. We purchase small amounts of capacity and energy from "qualifying facilities" under the Public Utility Regulatory Policies Act of 1978. Under a waiver order from the Federal Energy Regulatory Commission, we historically made all purchases the members would have otherwise been required to make under the Public Utility Regulatory Policies Act and we were relieved of our obligation to sell certain services to "qualifying facilities" so long as the members make those sales. In 2012, our purchases from such qualifying facilities provided less than 0.1% of the energy we supplied to our members. Under their wholesale power contracts, the members may now make such purchases instead of us.

  Power Sales

    We sell energy generated at the Thomas A. Smith Energy Facility, formerly known as the Murray Energy Facility, to third parties when profitable. We intend to continue marketing this generation to third parties prior to our members' use of the resource, planned for 2016.

    Pursuant to a purchase and sale agreement acquired in connection with the Hawk Road Energy Facility, we sell 500 megawatts of capacity and associated energy from Hawk Road to seven of our members through December 31, 2015. After the expiration of this agreement, Hawk Road will be available to all of the participating members.

  Other Power System Arrangements

    We have interchange, transmission and/or short-term capacity and energy purchase or sale agreements with a number of power marketers and other power suppliers. The agreements provide variously for the purchase and/or sale of capacity and energy and/or for the purchase of transmission service.

Future Power Resources

  Plant Vogtle Units No. 3 and No. 4

    We are participating in 30% of the cost of constructing two additional nuclear units at Plant Vogtle, Units No. 3 and No. 4.

    In April 2008, Georgia Power, for itself and as agent for us, the Municipal Electric Authority of Georgia and the City of Dalton, the "Co-owners," signed an Engineering, Procurement and Construction Contract with Westinghouse Electric Company, LLC and Stone & Webster, Inc., together, the "Contractor." Pursuant to the contract, the Contractor will supply and construct two 1,100 megawatt nuclear units using the Westinghouse AP1000 technology, with the exception of certain owner supplied items. Under the contract, the Co-owners will pay a purchase price that is subject to certain price escalation and adjustments, including fixed escalation amounts and certain index-based adjustments, as well as adjustments for change orders and performance bonuses. Each Co-owner is severally, not jointly, liable to the Contractor based on its ownership share. The contract includes certain liquidated damages upon the Contractor's failure to comply with schedule and performance guarantees. The Contractor's liability for those liquidated damages and for warranty claims is subject to a cap.

    The obligations of Westinghouse and Stone & Webster are guaranteed by their parent companies Toshiba Corporation and The Shaw Group, Inc., a subsidiary of Chicago Bridge & Iron Co. N.V., respectively. In the event of certain credit rating downgrades of any Co-owner, that Co-owner would be required to provide a letter of credit or other credit enhancement to the Contractor. In addition, the Co-owners may terminate the contract at any time for their convenience, provided that the Co-owners will be required to pay certain termination costs and, at certain stages of the work, cancellation fees to the Contractor. The Contractor may terminate the contract under certain circumstances, including certain Co-owner suspension or delays of work, action by a governmental authority to stop work permanently, certain breaches of the contract by the Co-owners, Co-owner insolvency and certain other events. As agent for the Co-owners, Georgia Power has designated Southern Nuclear Operating Company as its agent for contract management.

    The Nuclear Regulatory Commission certified the Westinghouse AP1000 Design Control Document (DCD) effective December 30, 2011. On February 10, 2012, the Nuclear Regulatory Commission issued combined licenses for Vogtle Units No. 3 and No. 4 which allowed full construction to begin.

    On February 16, 2012, separate groups of petitioners filed petitions in the U.S. Court of Appeals for the District of Columbia Circuit seeking judicial review of the Nuclear Regulatory Commission's issuance of the combined licenses and certification of the DCD. These petitions were consolidated on April 3, 2012. On April 18, 2012, another group of petitioners filed a motion to stay the effectiveness of the combined licenses with the U.S. District Court for the District of Columbia. On July 11, 2012, the U.S. Court of Appeals for the District of Columbia Circuit denied the petitioners' motion to stay the effectiveness of the combined licenses. Georgia Power, on behalf of the Co-owners, has intervened in and intends to vigorously contest these petitions. Additional technical and procedural challenges to the construction and licensing of Vogtle Units No. 3 and No. 4, at the federal and the state level, are expected as construction proceeds.

    The Co-owners and the Contractor have established both informal and formal dispute resolution procedures in order to resolve issues arising during the course of constructing a project of this magnitude. Georgia Power, on behalf of the Co-owners, has successfully initiated both formal and informal claims through these procedures, including ongoing claims. When matters are not resolved through these procedures, the parties may proceed to litigation. The Contractor and the Co-owners are involved in litigation with respect to certain claims that have not been resolved through the formal dispute resolution process.

    The most significant litigation relates to costs associated with design changes to the DCD and costs associated with delays in the project schedule related to the timing of approval of the DCD and issuance of the combined construction permits and operating licenses by the Nuclear Regulatory Commission. In July 2012, the Co-owners and Contractor began negotiations regarding these costs, including the assertion by the Contractor that the Co-owners are responsible for these costs under the terms of the contract. The Contractor has claimed that its estimated adjustment attributable to us, based on our ownership interest, is approximately $280 million in 2008 dollars with respect to these issues. The Contractor has also asserted that it is entitled to schedule extensions. Georgia Power, on behalf of the Co-owners, has not agreed with either the proposed cost or schedule adjustments or that the Co-owners have any responsibility for costs related to these issues. On November 1, 2012, the Co-owners filed suit against the Contractor in the U.S. District Court for the Southern District of Georgia, seeking a declaratory judgment that the Co-owners are not responsible for these costs. Also on November 1, 2012, the Contractor filed suit against the Co-owners in the U.S. District Court for the District of Columbia alleging the Co-owners are responsible for these costs. Georgia Power and the Co-owners intend to vigorously defend their positions. During litigation, Georgia Power and the Co-owners expect negotiations with the Contractor to continue with respect to cost and schedule during which time the parties will attempt to reach a mutually acceptable compromise of their positions.

    In addition, there are processes in place that are designed to assure compliance with the requirements specified in the DCD and the combined licenses, including rigorous inspection by Southern Nuclear and the Nuclear Regulatory Commission that occur throughout construction. In late 2012, certain details of the rebar design for the Vogtle Unit No. 3 nuclear island were evaluated for consistency with the DCD and a few non-safety-related deviations were identified. The Nuclear Regulatory Commission has approved two license amendment requests submitted by Southern Nuclear to conform the rebar design details to applicable requirements and pouring of the base mat concrete has been completed, allowing construction of the nuclear island to continue. Various design and other issues are expected to arise as construction proceeds, which may result in additional license amendments or require other resolution. If any future license amendment requests are not resolved in a timely manner, there may be further delays in the project schedule that could result in increased costs to the Co-owners, the Contractor, or both.

    The issues mentioned above, in addition to other factors that have materialized during the development and construction process, have caused revisions to the estimated project schedule and cost. Georgia Power has revised the estimated commercial operation dates for Units No. 3 and No. 4 from April of 2016 and 2017, respectively, to the fourth quarter of 2017 and 2018, respectively. Additionally, our estimated cost for the new units, including allowance for funds used during construction and a contingency amount, is approximately $4.5 billion, an increase from our original $4.2 billion estimate.

    As construction continues, additional delays in the fabrication and assembly of structural modules, the failure of such modules to meet applicable standards or other issues, including the litigation discussed above, may further impact project schedule and cost. Additional claims by the Contractor or Georgia Power, on behalf of the Co-owners, are also likely to arise throughout construction. These claims may be resolved through formal and informal dispute resolution procedures under the contract, but also may be resolved through litigation.

    As of December 31, 2012, our share of capitalized costs for this project was approximately $1.7 billion. We have issued approximately $1.4 billion of first mortgage bonds through the capital markets to provide long-term financing for a portion of these costs. We and the Department of Energy have executed a conditional term sheet for up to $3.057 billion of our project costs. However, issuance of the loan is subject to negotiation and acceptance of final terms and conditions and cannot be assured. We expect that we will finance additional project costs in the capital markets, including any amounts not funded through the Department of Energy loan program. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Financial Condition – Capital Requirements – Capital Expenditures" and "– Financing Activities."

    The ultimate outcome of these matters cannot be determined at this time. See "RISK FACTORS" for a discussion of certain risks associated with the licensing, construction and operation of nuclear generating units.

  Other Future Power Resources

    From time to time, we may assist our members in investigating potential new power supply resources, after compliance with the terms of the New Business Model Member Agreement See "OGLETHORPE POWER CORPORATION – New Business Model Member Agreement."

OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES

Member Demand and Energy Requirements

    Our members are listed below and include 38 of the 41 electric distribution cooperatives in the State of Georgia.

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

    Our members serve approximately 1.8 million electric consumers (meters) representing approximately 4.1 million people. Our members serve a region covering approximately 38,000 square miles, which is approximately 65% of the land area in the State of Georgia, encompassing 151 of the State's 159 counties. Historically, our members' sales by customer class have been approximately two-thirds to residential consumers and slightly less than one-third to commercial and industrial consumers. Our members are the principal suppliers for the power needs of rural Georgia. While our members do not serve any major cities, portions of their service territories are in close proximity to urban areas and have experienced substantial growth over the years due to the expansion of urban areas, including metropolitan Atlanta, into suburban areas and the growth of suburban areas into neighboring rural areas. Each year we file with one of our quarterly reports on Form 10-Q an exhibit containing financial and statistical information for our 38 members for the most recent three year period.

    In March 2013, Pataula EMC completed its consolidation with Cobb EMC, including transfer of its membership in us to Cobb. Cobb acquired Pataula in 2005 and has been serving Pataula's former members since then. The completion of this consolidation will have no effect on our financial condition, results of operations or cash flow.

    The following table shows the aggregate peak demand and energy requirements of our members for the years 2010 through 2012, and also shows the amount of their energy requirements that we supplied. From 2010 through 2012, demand requirements of the members increased at an average annual compound rate of 2.0% and energy requirements decreased at an average annual compound rate of 4.7%.

	Member Demand (MW)	Member Energy Requirements (MWh)
	Total(1)	Total(2)	Supplied by Oglethorpe(3)

2010	8,990	40,169,810	22,644,790
2011	8,998	38,000,846	19,574,145
2012	9,353	36,491,624	20,852,826

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

Service Area and Competition

    The Georgia Territorial Act regulates the service rights of all retail electric suppliers in the State of Georgia. Pursuant to the Georgia Territorial Act, the Georgia Public Service Commission assigned substantially all areas in the State to specified retail suppliers. With limited exceptions, our members have the exclusive right to provide retail electric service in their respective territories, which are predominately outside of the municipal limits existing at the time the Georgia Territorial Act was enacted in 1973. The principal exception to this rule of exclusivity is that electric suppliers may compete for most new retail loads of 900 kilowatts or greater. Parties have unsuccessfully sought and will likely continue to seek to advance legislative proposals that will directly or indirectly affect the Georgia Territorial Act in order to allow increased retail competition in our members' service territories.

    The Georgia Public Service Commission may reassign territory only if it determines that an electric supplier has breached the tenets of public convenience and necessity. The Georgia Public Service Commission may transfer service for specific premises only if: (i) it determines, after joint application of electric suppliers and proper notice and hearing, that the public convenience and necessity require a transfer of service from one electric supplier to another; or (ii) it finds, after proper notice and hearing, that an electric supplier's service to the premises is not adequate or dependable or that its rates, charges, service rules and regulations unreasonably discriminate in favor of or against the consumer utilizing the premise and the electric utility is unwilling or unable to comply with an order from the Georgia Public Service Commission regarding the service.

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

    For further information regarding members' competitive activities, see "OGLETHORPE POWER CORPORATION – Competition."

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

    The President's budget proposal for fiscal year 2013 proposed to reduce funding by less than 10% from 2012 levels for the Rural Utilities Service electric program. The proposed funding would be available only for transmission, distribution, renewable energy and carbon capture projects for generation and certain environmental improvements. However, Congress has not adopted a budget for 2013, but instead has adopted continuing resolutions including these restrictions with loan levels sufficient to meet the current demand. The President has not proposed a budget for fiscal year 2014. We cannot predict the amount or cost of Rural Utilities Service direct and guaranteed loans that may be available to the members in the future.

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

Member Power Supply Resources

  Oglethorpe Power Corporation

    In 2012, we supplied approximately 57% of the retail energy requirements of our members. Pursuant to the wholesale power contracts, we supply each member, other than Flint, energy from our generation resources based on its fixed percentage capacity cost responsibility, which are take-or-pay obligations. See "OGLETHORPE POWER CORPORATION – Wholesale Power Contracts." Additionally, effective May 2009, we assumed a power purchase and sale agreement with seven of our members in connection with our acquisition of Hawk Road. See "OUR POWER SUPPLY RESOURCES – Power Purchase and Sale Arrangements – Power Sales." Our members satisfied all of their requirements above their purchase obligations to us with purchases from other suppliers as described below.

  Contracts with Southeastern Power Administration

    Our members purchase hydroelectric power from the Southeastern Power Administration, or SEPA, under contracts that extend until 2016 and thereafter until terminated by two years' written notice by SEPA or the respective member. In 2012, the aggregate SEPA allocation to the members was 618 megawatts plus associated energy. The availability of energy under these contracts is significantly affected by hydrologic conditions, including lengthy droughts. Each member must schedule its energy allocation, and each member, other than Flint, has designated us to perform this function. Pursuant to a separate agreement, we schedule, through Georgia System Operations, our members' SEPA power deliveries. Further, each member may be required, if certain conditions are met, to contribute funds for capital improvements for Corps of Engineers projects from which its allocation is derived in order to retain the allocation.

  Smarr EMC

    The 35 members participating in the facilities owned by Smarr EMC purchase the output of those facilities pursuant to long-term, take-or-pay power purchase agreements. Smarr EMC owns Smarr Energy Facility, a two-unit, 217 megawatt gas-fired combustion turbine facility, and Sewell Creek Energy Facility, a four-unit, 492 megawatt gas-fired combustion turbine facility. Smarr Energy Facility began commercial operation in June 1999, and Sewell Creek Energy Facility began commercial operation in June 2000. See "OGLETHORPE POWER CORPORATION – Relationship with Smarr EMC."

  Green Power EMC

    Our members are also members of Green Power Electric Membership Corporation, a power supply cooperative specializing in the purchase of renewable energy sources for its members. The members purchase small quantities of energy from Green Power EMC. We supply management services to Green Power EMC.

  Georgia Energy Cooperative

    Fifteen of our members are members of Georgia Energy Cooperative, An Electric Membership Corporation, which owns a 100 megawatt gas turbine facility and also provides other services to its members.

  Georgia Power Block Purchase

    Thirty members have entered into power supply contracts with Georgia Power under which they purchase an aggregate of 750 megawatts of capacity and associated energy. These contracts expire December 31, 2014.

  Other Member Resources

    Our members obtain their remaining power supply requirements from various sources. Thirty-three members have entered into contracts with third parties for some or all of their incremental power requirements, with remaining terms ranging from 3 to 33 years. The other members use a portfolio of power purchase contracts to meet their requirements.

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

REGULATION

Environmental

General

    As is typical for electric utilities, we are subject to various federal, state and local environmental laws that apply to our operations. Air emissions, water discharges and water usage are extensively controlled, closely monitored and periodically reported. Handling and disposal requirements govern the manner of transportation, storage and disposal of various types of waste.

    In general, these and other types of environmental requirements are becoming increasingly stringent. Although we have installed or are in the process of installing environmental control systems at our plants to ensure continued compliance with existing requirements, including systems to reduce emissions of sulfur dioxide, oxides of nitrogen, mercury and other pollutants at Plants Scherer and Wansley, new requirements could be imposed. Such requirements may substantially increase the cost of electric service, by requiring modifications in the design or operation of existing facilities, the purchase of emission allowances, or changes or delays in the location, design, construction or operation of new facilities. Failure to comply with these requirements could result in civil and criminal penalties, and could include the complete shutdown of individual generating units not in compliance. Certain of our debt instruments require us to comply in all material respects with laws, rules, regulations and orders imposed by applicable governmental authorities, which include current or future environmental laws or regulations. Should we fail to be in compliance with these requirements, it would constitute a default under those debt instruments. Although it is our intent to comply with current and future regulations, we cannot provide assurance that we will always be in compliance.

    Our capital expenditures and operating costs continue to reflect expenses necessary to comply with environmental standards. For further discussion of expected future capital expenditures to comply with environmental requirements and regulations, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Financial Condition – Capital Requirements – Capital Expenditures."

Air Quality

    Environmental concerns of the public, the scientific community and Congress have resulted in the enactment of legislation that has had and will continue to have a significant impact on the electric utility industry. The most significant environmental legislation applicable to us is the Clean Air Act, which regulates emissions of sulfur dioxide, nitrogen oxides, particulate matter, greenhouse gases and other pollutants from affected electric utility units, including the coal-fired units at Plants Scherer and Wansley. The following appear to be the most significant ongoing Clean Air Act related actions.

    National Ambient Air Quality Standards and Nonattainment Updates.    The Clean Air Act requires the Environmental Protection Agency, or EPA, to set National Ambient Air Quality Standards (NAAQS) for six common air pollutants, five of which are of principal importance to utilities – particulate matter, ground-level ozone, carbon monoxide, sulfur dioxide and nitrogen dioxide – and, of less significance to utilities, lead. Many of the NAAQS have recently been revised or are in the process of being revised to make them more stringent. Typically, once finalized, revised standards are litigated. More stringent NAAQS could cause certain areas in Georgia to be reclassified as "nonattainment," which may require additional emissions reductions from certain power plants we own or co-own to bring those areas into "attainment." Although our coal-fired plants already have control systems for these pollutants installed or being installed, the implementation of new or revised NAAQS could lead to compliance challenges. The costs of any additional pollution control equipment that could be required due to new or revised NAAQS cannot be determined at this time.

    Clean Air Interstate Rule and the Cross State Air Pollution Rule.    EPA finalized the Clean Air Interstate Rule (CAIR) in 2005 for ozone and fine particulate matter, requiring emissions reductions in sulfur dioxide and nitrogen oxides in most eastern states, including Georgia, through a market-based cap and trade program. In August 2011, EPA finalized the Cross State Air Pollution Rule (CSAPR) to replace the CAIR. Similar to the CAIR, the CSAPR was to impose cap and trade programs for sulfur dioxide and nitrogen oxides emissions on fossil fuel-fired electric generating units located in covered states, including Georgia. However, in August of 2012, the U.S. Court of Appeals for the

D.C. Circuit vacated the CSAPR, remanding it back to EPA for further consideration and, in light of the decision, the Court ordered that the CAIR remain in place. Whether that decision will be appealed to the U.S. Supreme Court is not known. While the outcome of these CSAPR proceedings may affect the future operations of our co-owned units at Plants Scherer and Wansley, given that additional emission control systems will be coming on line beginning in 2013 at Plant Scherer, we do not expect that allowance purchases or operating limitations will be necessary.

    Mercury and Air Toxics Standards and State Mercury Rule.    In December 2011, EPA finalized its Mercury and Air Toxics Standards (MATS) rule which established maximum achievable control technology limits for certain hazardous air pollutants at coal and oil-fired electric generating units. For coal units, the rule sets stringent emission limits to control various hazardous air pollutants such as mercury, non-mercury metals and acid gases and work practice standards to control organics and dioxins. Affected generating units will have until April 16, 2015 to comply; however, extensions for one or two years are possible under limited circumstances. Challenges to the MATS have been filed.

    Georgia's current mercury rules include a "multi-pollutant rule" that requires operation of existing controls at Plant Wansley, which includes selective catalytic reduction systems and scrubbers. To comply with MATS at Plant Wansley, we expect injection of activated carbon and other chemicals will be needed. Modifications related to activated carbon injection at Plant Wansley are expected to be completed by 2014. At Plant Scherer, Georgia's "multi-pollutant rule" requires operation of existing and planned controls, which includes activated carbon injection equipment and baghouses already completed, and selective catalytic reduction systems and scrubbers that are currently under construction, which we expect will be completed by 2014. Once completed, our total investment in all of these projects is estimated to be approximately $1.2 billion, including allowance for funds used during construction.

    Startup, Shut-down or Malfunction.    On February 12, 2013, EPA proposed a rule that would require certain states to revise the provisions of their State Implementation Plans (SIPs) relating to the regulation of excess emissions at industrial facilities, including fossil fuel-fired generating facilities, during periods of startup, shut-down, or malfunction (SSM). EPA proposes a determination that the SSM provisions in the SIPs for 36 states, including Georgia, do not meet the requirements of the Clean Air Act and must be revised within 18 months of the date on which the EPA publishes the final rule. If finalized as proposed, this new requirement could result in significant additional compliance and operational costs.

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

    Rulemakings that began in 2009 now impose new source review requirements on greenhouse gases, including carbon dioxide, under the Prevention of Significant Deterioration (PSD) preconstruction permitting program. The PSD preconstruction permitting program affects new generation resources as well as certain major modifications to existing resources. As a result, PSD review for major stationary sources of greenhouse gases was triggered on January 2, 2011. See "Carbon Dioxide Emissions and Climate Change – Executive Branch Action."

    Air Quality Summary.    We believe that the controls being designed and/or installed at Plants Scherer and Wansley will meet the requirements of the rules described above. However, depending on the final outcome of these or other rules relating to air quality, and the implementation approach selected by EPA and the State of Georgia with respect to environmental regulations, we may have to incur significant capital expenditures and increased operating expenses at certain of our generating facilities, particularly Plants Scherer and Wansley.

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

    Emissions of carbon dioxide from our plants totaled approximately 12.4 million short tons in 2012. In 2012, 30.5% of our generation, excluding pumped storage, came from our interests in the coal-fired units at Plants Scherer and Wansley, which would be the most impacted by any greenhouse gas-related legislation or regulation, while another 29.2% came from our gas-fired facilities which would also be somewhat impacted but not to the same extent as the coal-fired plants. The remaining generation (40.3%) came from our interest in the nuclear Plants Vogtle and Hatch which would likely not be impacted by any climate change legislation or regulation aimed at reducing greenhouse gas emissions.

    Pending Legislation.    At this time, we do not anticipate that the 113th Congress will pass any legislation directly regulating greenhouse gases, including carbon dioxide. We also do not anticipate the passage of any indirect standard for carbon dioxide, such as a national renewable or clean energy electricity standard. However, we cannot be certain whether any legislation will be passed by this or a future Congress that would directly or indirectly regulate greenhouse gas emissions from our power plants, nor can we predict the impacts from any such legislation.

    Executive Branch Action.    President Obama has highlighted reducing greenhouse gas emissions as one of the priorities for his second term and any changes in requirements will most likely be the result of executive branch actions. The U.S. Supreme Court ruled in 2007 that certain greenhouse gases, including carbon dioxide, are pollutants which EPA has the authority to regulate under the Clean Air Act if EPA concludes regulation is needed to protect public health or welfare. EPA determined that regulation was needed and issued a series of rules that establish a three-step schedule for application of the Clean Air Act PSD and Title V programs to stationary source emissions of greenhouse gases. The first two steps of regulation began on January 2, 2011 and July 1, 2011 for larger sources of greenhouse gases. EPA's third step, issued on July 12, 2012, maintains the current permitting thresholds. In addition, EPA proposed in April 2012 a revised New Source Performance Standard (NSPS) for new steam generating units operated by electric utilities that limits greenhouse gas emissions and that NSPS is expected to be finalized by May 2013. Once EPA promulgates a NSPS for a category of new, modified or reconstructed emissions sources, it is required to establish guidelines requiring states to develop emission standards for this same category of existing sources. Thus, greenhouse gas NSPS for existing sources may be issued at some point in the future. The final rules discussed above will be appealed to the U.S. Supreme Court, and challenges to future rules may be brought if and when such rules are finalized. We cannot predict at this time how further developments may affect the regulation of greenhouse gas emissions from our power plants, including capital requirements.

    Litigation.    While litigation related to carbon dioxide emissions continues on numerous fronts, we cannot predict the outcome of such litigation, or the effect it could have on any of the power plants that we own.

    Climate Change Summary.    While the outcome of these matters cannot be determined at this time, adverse results in one or more of the above-described matters could result in substantial capital expenditures and/or increased operating costs at our fossil-fuel fired power plants, especially Plants Scherer and Wansley.

Coal Combustion Residuals

    In May 2010, EPA proposed two alternative approaches for regulating coal combustion residuals from electric utilities: regulation as listed "special wastes" under hazardous wastes rules or as solid waste. Although EPA proposes to exempt the beneficial use of coal combustion residuals, a designation as hazardous waste may limit or eliminate beneficial reuse options. Adoption of either approach may require closure of or significant changes to existing storage units, extended plant outages, construction of lined landfills and groundwater monitoring facilities, and additional material management and financial assurance requirements. A variation of the second approach might not require early closure of existing wet storage facilities. After the proposal, EPA issued two notices of data availability, seeking comment on the validity and propriety of the use of certain information listed in the notices or rulemaking docket to make regulatory decisions about coal combustion residuals. Indications are that EPA will take further action on this rule in 2013 or 2014. Depending upon which method of regulation EPA selects, if any, preliminary estimates by many utilities and industry groups suggest that compliance costs are greater than originally anticipated by EPA and could be significant; however, any compliance costs will depend on the final form of the rules adopted. Preliminary estimates suggest that our compliance costs could be approximately one half a billion dollars or potentially more and occur in the 2016 to 2020 period. Estimated costs are based on pre-screening figures that should be distinguished from the more formalized cost estimates provided for projects that are more definite as to scope and timing and the ultimate impacts associated with either proposal cannot be determined with certainty at this time.

Water Use and Wastewater Issues

    Since 2005, EPA has been reviewing wastewater discharges from coal-fired power plants to determine whether new Steam Electric Power Generating effluent guidelines that cover wastewater discharge standards under the Clean Water Act are needed. EPA has entered into a consent decree that requires it to propose regulations by April 2013 and to finalize such proposal by May 2014. While the updated regulations are expected to address wastewater pollutants arising from the operation of ash ponds and flue gas desulfurization units at coal-fired power plants, the impacts of such guidelines cannot be determined at this time and will depend on the development of future implementing regulations.

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

    Section 316(b) of the Clean Water Act requires that the location, design, construction and capacity of cooling water intake structures reflect the best technology available for minimizing adverse environmental impact. In April 2011, EPA proposed new national requirements under section 316(b) to reduce the impact on fish and other aquatic life caused by cooling water intake structures at existing power plants and manufacturing facilities. Applying to existing power generating facilities withdrawing more than two million gallons per day from waters of the United States and using at least 25% of the water exclusively for cooling, the proposal primarily requires utilities to add cooling towers on power plants that currently utilize "once through" cooling systems. The proposed regulations would apply to Plants Hatch, Vogtle, Scherer and Wansley; however, each of these plants already has operational cooling towers and any effects of the rule are not expected to be significant. EPA is under court order to issue a final rule by June 2013 and any effect on these plants will depend on the content of the final rule and the results of any ensuing legal challenges.

Other Environmental Matters

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

    For example, in January 2013, several plaintiffs filed complaints against us and the other co-owners of Plant Scherer claiming personal injury and property damage arising from the alleged release of hazardous substances from the plant, primarily related to the coal-ash pond, into the surrounding groundwater and air. We and the other co-owners intend to vigorously defend these claims. We do not believe this litigation will have a material adverse effect on our results of operations or financial condition; however, the ultimate outcome of this litigation cannot be determined at this time.

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

    On March 11, 2011, a major earthquake and tsunami struck Japan and caused substantial damage to the nuclear generating units at the Fukushima Daiichi generating plant. The events in Japan have created uncertainties that may affect future costs for operating nuclear plants. Specifically, the Nuclear Regulatory Commission is performing additional operational and safety reviews of nuclear facilities in the U.S., which could potentially impact future operations and capital requirements. On July 12, 2011, a special Nuclear Regulatory Commission task force issued a report with initial recommendations for enhancing nuclear reactor safety in the U.S. On March 12, 2012, the Nuclear Regulatory Commission issued three orders and a request for information based on the task force report recommendations that included, among other items, additional mitigation strategies for beyond-design-basis events, enhanced spent fuel pool instrumentation capabilities, hardened vents for certain classes of containment structures, including the one in use at Plant Hatch, site specific evaluations for seismic and flooding hazards, and various plant evaluations to ensure adequate coping capabilities during station blackout and other conditions. On August 29, 2012, the Nuclear Regulatory Commission staff issued the final interim staff guidance document, which offers acceptable approaches to meeting the requirements of the Nuclear Regulatory Commission's orders before the December 31, 2016 compliance deadline. The interim staff guidance is not mandatory, but licensees would be required to obtain Nuclear Regulatory Commission approval for taking an approach other than as outlined in the interim staff guidance. Preliminary estimates indicate that our increased capital and operational costs as a result of the three orders and request for information will be approximately $20 to $30 million through 2017. However, the final form and impact of additional Fukushima related changes to safety requirements for nuclear reactors will be dependent on further review and action by the Nuclear Regulatory Commission. See "RISK FACTORS" for a discussion of certain risks associated with the licensing, construction, and operation of nuclear generating units, including potential impacts that could result from a major incident at a nuclear facility anywhere in the world.

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

    Contracts with the Department of Energy have been executed to provide for the permanent disposal of spent nuclear fuel produced at Plants Hatch and Vogtle. The Department of Energy failed to begin disposing of spent fuel in 1998 as required by the contracts, and Georgia Power, as agent for the co-owners of the plants, has successfully pursued and continues to pursue legal remedies against the Department of Energy for breach of contract. Based on our ownership interests, we received $16.2 million in 2012 as a result of the settlement of the first lawsuit seeking damages for certain nuclear fuel spent fuel costs. See Note 1 of Notes to Consolidated Financial Statements for information regarding the status of this litigation.

    Plants Hatch and Vogtle currently have on-site spent-fuel wet storage capacity and Plant Hatch has an on-site dry storage facility. The on-site dry storage facility for Plant Hatch became operational in 2000 and can be expanded to accommodate spent fuel through the life of the plant. Plant Vogtle's spent fuel pool storage is expected to be sufficient until 2014. Construction of on-site dry storage capacity at Plant Vogtle has commenced to ensure that we maintain full-core discharge capability to the spent fuel pool. See Note 1 of Notes to Consolidated Financial Statements.

    For information concerning nuclear insurance, see Note 10 of Notes to Consolidated Financial Statements. For information regarding the Nuclear Regulatory Commission's regulation relating to decommissioning of nuclear facilities and regarding the Department of Energy's assessments pursuant to the Energy Policy Act for decontamination and decommissioning of nuclear fuel enrichment facilities, see Note 1 of Notes to Consolidated Financial Statements.

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

  Rocky Mountain

    We are subject to the hydropower licensing provisions of the Federal Power Act. Rocky Mountain is a hydroelectric project is subject to licensing by the Federal Energy Regulatory Commission. The currently effective Federal Energy Regulatory Commission license to operate the Rocky Mountain project expires in 2027. See "PROPERTIES – Generating Facilities" for additional information.

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

  Energy Policy Act of 2005

    The Energy Policy Act of 2005 amended the Federal Power Act to authorize the Federal Energy Regulatory Commission to establish an electric reliability organization to develop and enforce mandatory reliability standards and to establish clear responsibility for the commission to prohibit manipulative energy trading practices. In 2006, the Federal Energy Regulatory Commission certified the North American Electric Reliability Corporation, or NERC, as the electric reliability organization. The mandatory reliability standards developed by NERC and approved by the Federal Energy Regulatory Commission impose certain operating, coordination, record-keeping and reporting requirements on us. NERC has delegated day-to-day enforcement of its responsibilities to regional entities and SERC Reliability Corporation is the regional entity to enforce reliability compliance in sixteen central and southeastern states, including Georgia. These entities have the authority to issue fines and penalties for violations of these standards.

    As a generator owner, generator operator and participant in wholesale power transactions, we are subject to certain of these mandatory reliability standards. We have established a comprehensive formal compliance program to establish, monitor, maintain and enhance our commitment to electric reliability compliance. This program includes comprehensive cyber security elements designed to protect and preserve our critical information and energy infrastructure systems. Although we intend to comply with all currently effective and enforceable reliability standards, we cannot provide assurance that we will always be in compliance. We are obligated to make annual self-certifications of compliance with specific requirements. SERC Reliability Corporation also conducts regular audits of us for compliance with reliability standards. We expect that existing reliability standards will continue to be refined and that new reliability standards will be developed or adopted.

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

We are exposed to continued cost uncertainty in connection with the construction of two additional nuclear units at Plant Vogtle.

    We have committed significant capital expenditures to participate in the construction of two additional nuclear units at Plant Vogtle. The construction of large, complex generating plants involves significant financial risk. Further, no nuclear plants have been constructed in the United States using advanced designs, such as the Westinghouse AP1000, and therefore estimating the total cost of construction and the related schedule is inherently uncertain. We also rely on our agents for the construction of the additional units at Plant Vogtle and do not exercise direct control over the construction process.

    Factors that have either affected construction to date or that could lead to further cost increases and schedule delays or even the inability to complete this project include:

•
performance by the Contractor, including compliance with the design specifications approved and quality standards set forth by the Nuclear Regulatory Commission;

•
contract disputes;

•
shortages and/or inconsistent quality of equipment, materials and labor;

•
unforeseen engineering problems;

•
changes in project design or scope;

•
work stoppages;

•
permits, approvals and other regulatory matters;

•
impacts of new and existing laws and regulations, including environmental laws and regulations;

•
erosion of public and policymaker support;

•
adverse weather conditions;

•
environmental and geological conditions;

•
unanticipated increases in the costs of materials and labor; and

•
increases in our cost of debt financing.

    During course of development and construction activities for Vogtle Units No. 3 and No. 4, issues such as certain of these factors have materialized and impacted original schedule and cost estimates. These issues have delayed the estimated commercial operation dates of the units from April 2016 and April 2017, respectively, to the fourth quarters of 2017 and 2018, respectively, and increased the estimated project cost from $4.2 billion to $4.5 billion. Separately, we and the other Co-owners are engaged in litigation with the Contractor for costs associated with delays related to the timing of the Nuclear Regulatory Commission issuing the necessary design and licensing approvals. The Contractor has asserted that, based on our ownership interest, we are responsible for an additional $280 million in 2008 dollars and that it is entitled to further contract extensions with respect to the licensing delays. In addition, there have been technical and procedural challenges to the construction and licensing of these units and similar additional challenges at the federal and the state level are expected as construction proceeds.

    The ultimate outcome of these matters cannot be determined at this time; however, these risks could continue to affect the in-service cost of the additional units at Plant Vogtle which would increase the cost of electric service we provide to our members and, as a result, could affect their ability to perform their contractual obligations to us.

Our costs of compliance with environmental laws and regulations are significant and have increased in recent years. Future environmental laws and regulations, including laws and regulations designed to address climate change, air and water quality, coal combustion byproducts and other matters may increase our compliance costs or liabilities in the future.

    As with most electric utilities, we are subject to extensive federal, state and local environmental requirements which regulate, among other things, air emissions, water discharges and use and the management of hazardous and solid wastes. Compliance with these requirements requires significant expenditures for the installation, maintenance and operation of pollution control equipment, monitoring systems and other equipment or facilities.

    Generally, existing environmental regulations are becoming increasingly stringent, and we may also be subject to new legislation or regulation, including legislation or regulation relating to greenhouse gas emissions or renewable or clean energy standards. Through 2012, we have spent approximately $1.1 billion on capital expenditures for air pollution control projects to achieve and maintain compliance with applicable environmental regulations at our facilities, and we expect that we will spend an additional $120 million through 2014 in efforts to maintain compliance. More stringent standards may require us to modify the design or operation of existing facilities, purchase emission allowances or change the location, design, construction or operation of new facilities. These actions may result in substantial increases in the cost of electric service to our members.

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

    Additionally, efforts in the United States and internationally to limit emissions of greenhouse gases, in particular, carbon dioxide, from power plants continue. In fact, President Obama has highlighted reducing greenhouse gas emissions as one of the priorities for his second term. Although climate change legislation has not been adopted at the federal level, EPA continues to move forward with the regulation of greenhouse gas emissions under the Clean Air Act. EPA has determined that certain greenhouse gas emissions, including carbon dioxide, from new motor vehicles endanger public health or welfare, and it has implemented a program requiring the annual reporting of greenhouse gas emissions by many industries, including the electric utility industry. Effective January 2011, EPA determined that carbon dioxide and other greenhouse gases are regulated pollutants under the Prevention of Significant Deterioration preconstruction permit program and the Title V operating permit program under the Clean Air Act, which apply to power plants and other commercial and industrial facilities. As a result, the construction of new facilities or major modifications to existing facilities could trigger the need for certain permits and the application of the best available control technology for greenhouse gas emissions. In addition, EPA may propose New Source Performance Standard guidelines that would apply to existing coal-fired electric generating facilities, including Plants Scherer and Wansley; however, the timing of such guidelines is uncertain. Emissions of carbon dioxide from our plants totaled approximately 12.4 million short tons in 2012.

    While we will continue to exercise our best efforts to comply with all applicable regulations, there can be no assurance that we will always be in compliance with all current and future environmental requirements. Failure to comply with existing and future requirements, even if this failure is caused by factors beyond our control, could result in civil and criminal penalties and could cause the complete shutdown of individual generating units not in compliance with these regulations.

    Litigation relating to environmental issues, including claims of property damage or personal injury caused by greenhouse gas emissions or alleged exposure to hazardous materials, such as the current litigation against the co-owners of Plant Scherer, has increased generally throughout the U.S. Likewise, actions by private citizen groups to enforce environmental laws and regulations are increasingly prevalent. While management does not currently anticipate that such litigation would have a material adverse effect on our financial condition or future results of operations, the ultimate outcome of any of these actions cannot be predicted.

    In addition, existing environmental laws and regulations may be revised or new laws and regulations seeking to protect public health and/or the environment may be adopted or become applicable to our facilities. Revised or additional laws and regulations, and in particular climate change regulations, could result in significant additional expense and operating restrictions on our facilities or increased compliance costs which may result in significant increases in the cost of electric service. The cost impact of future legislation, regulation, judicial interpretations of existing laws or regulations, or international obligations will depend upon the specific requirements created and cannot be determined at this time.

Capital expenditures are projected to be significant and will continue to increase our debt.

    In order to meet the future energy needs of our members, we are participating in the construction of Vogtle Units No. 3 and No. 4 and, over the past few years, have acquired over 2,000 megawatts of gas-fired generation. We expect our total investment in these projects to exceed $5 billion once the Vogtle expansion is completed. We are also making significant investments in connection with environmental control equipment being installed at our existing coal-fired facilities in order to comply with current environmental laws and regulations. As we have financed generation assets in the past, we are financing these new projects with debt. As of December 31, 2012, we had approximately $6.5 billion of debt outstanding. At the completion of the Vogtle expansion and the projected environmental retrofits on our coal-fired facilities, we expect that we will have approximately $9.4 billion of debt outstanding.

    In addition to the increase in absolute dollars, our debt is increasing as a percentage of our total capitalization, which is weakening certain of our financial metrics. In order to increase financial coverage during this expansion period, beginning in 2009, our board of directors has approved budgets to achieve a greater margins for interest ratio than the minimum 1.10 margins for interest ratio required under our first mortgage indenture. We have achieved the board-approved margins for interest ratio each year, and for 2013 our board of directors approved a margins for interest ratio of 1.14. However, even with increased margins, the amount of incremental debt associated with these capital investments will continue to decrease our equity ratio during this period of increased borrowing, which could impact our credit ratings. Any downgrade in our credit ratings could increase our borrowing costs and decrease our access to the credit and capital markets.

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

    We rely on access to external funding sources as a significant source of liquidity for capital expenditure requirements not satisfied by cash flow generated from operations. Unlike most investor-owned utilities, electric cooperatives cannot issue equity securities and therefore rely almost entirely on debt financing. Historically, we and other electric generating cooperatives have relied on federal loan programs guaranteed by the Rural Utilities Service, a branch of the U.S. Department of Agriculture, in order to meet a significant portion of our long-term financing needs, typically at a cost that was lower than traditional capital markets financing. However, the availability and magnitude of Rural Utilities Service funding levels are subject to the annual federal budget appropriations process, and therefore are subject to uncertainty because of budgetary and political pressures faced by Congress. Although Congress has historically rejected proposals to curtail the Rural Utilities Service loan program, there can be no assurance that it will continue to do so. Because of these factors, we cannot predict the amount of Rural Utilities Service loans that may be available to us in the future. If the amount of this funding available to us in the future is decreased or eliminated, we would seek alternative sources of debt financing in the traditional capital markets. See "BUSINESS – OUR POWER SUPPLY RESOURCES – Relationship with Rural Utilities Service" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Financial Condition – Sources of Capital and Liquidity – Sources of Capital."

    In connection with our share of the cost of constructing two additional nuclear units at Plant Vogtle, in May 2010 we signed a conditional term sheet that sets forth the general terms of a loan from the Federal Financing Bank and a related loan guarantee from the Department of Energy that would fund up to $3.057 billion of eligible project costs. However, final approval and issuance of a loan guarantee by the Department of Energy is subject to negotiation of definitive agreements, completion of due diligence by the Department of Energy and satisfaction of other conditions. In the event that the Department of Energy does not issue a loan guarantee to us or the Co-owners determine that the final terms and conditions are not in their best interests, we expect to continue to finance the construction of these units through the capital markets, which will likely be at a higher cost.

    Therefore our access to both short-term and long-term capital market funding has become an increasingly important factor in our financing plans, particularly in light of the significant amount of projected capital investment. We have entered into multiple credit agreements to provide significant short-term and medium-term liquidity and successfully accessed the capital markets in the past to satisfy our long-term borrowing needs. We believe that we will be able to maintain sufficient access to the short-term and long-term capital markets based on our current credit ratings. However, our credit ratings reflect the views of the rating agencies, which could change at any point in the future. If one or more rating agencies downgrade us, and potential investors take a similar view, our borrowing costs could increase and our potential pool of investors, funding sources and liquidity could decrease. In addition, if our credit ratings are lowered below investment grade, collateral calls may be triggered under certain agreements and contracts which would decrease our existing liquidity.

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

    In addition, market disruptions could constrain, at least temporarily, lenders' ability to perform their obligations under existing credit agreements and our ability to access additional sources of capital on favorable terms or at all. These disruptions include:

•
market conditions generally, such as the continued uncertainty in the credit and capital markets;

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

We own and are participating in the construction of nuclear facilities which give rise to environmental, regulatory, financial and other risks.

    We own a 30% undivided interest in Plant Hatch and Plant Vogtle, each of which is a two-unit nuclear generating facility, and which collectively account for approximately 18% of our generating capacity and 39% of our energy generated during 2012. Our ownership interests in these facilities expose us to various risks, including:

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

    A major incident at a nuclear facility anywhere in the world, such as the incident at the Fukushima Daiichi nuclear generating plant in Japan, could cause the Nuclear Regulatory Commission to limit or prohibit the operation or licensing of any domestic nuclear unit. While we have no reason to expect a serious incident at either of our nuclear plants, if an incident did occur, it could result in substantial cost to us.

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

•
interruptions in fuel, water or material supplies;

•
compliance with electric reliability organizations' mandatory reliability and record keeping standards, including mandatory cyber security standards;

•
attacks on critical information technology systems or cyber intrusion;

•
the ability to maintain a qualified workforce;

•
labor disputes;

•
terrorist attacks; or

•
catastrophic events such as fires, earthquakes, floods, droughts, hurricanes, explosions, pandemic health events such as influenzas or similar occurrences.

    We operate in a highly regulated industry that requires the continued operation of advanced information technology systems and network infrastructure. Our generation assets and information technology systems, or those of our co-owned plants, could be directly or indirectly affected by deliberate or unintentional cyber incidents. If our technology systems were to be breached or otherwise fail, we may be unable to fulfill critical business functions, including the operation of our generation assets and our ability to effectively maintain certain internal controls over financial reporting. Further, our generation assets rely on an integrated transmission system to deliver power to our members and a disruption of this transmission system could negatively impact our ability to do so. In order to reduce the likelihood and severity of any cyber intrusion, we have comprehensive cyber security programs designed to protect and preserve the confidentiality, integrity and availability of data and systems. Despite these protections, a major cyber incident could result in significant business disruption and expenses to repair security breaches or system damage and could lead to litigation, regulatory action, including fines, and an adverse effect on our reputation.

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

    Further, a significant percentage of our energy is generated at facilities that are operated by third parties. We rely on these operating agents for the continued operation of these facilities to avoid potential interruptions in service from these facilities. If our operating agents are unable to operate these facilities, the cost of electric service we provide to our members, or the cost of replacement electric service, may increase. See "BUSINESS – OGLETHORPE POWER CORPORATION – Relationship with Georgia Power Company" and "PROPERTIES – Co-Owners of Plants" for discussions of our relationship with Georgia Power and our co-owned facilities.

Changes in fuel prices could have an adverse effect on our cost of electric service.

    We are exposed to the risk of changing prices for fuels, including coal, natural gas and uranium. We have taken steps to manage this exposure by entering into fixed or capped price contracts for some of our coal requirements. We have also entered into natural gas swap arrangements designed to manage our and our members' exposure to fluctuations in the price of natural gas. The operator of our nuclear plants manages price and supply risk through use of long-term fixed or capped price contracts with multiple vendors of uranium ore mining, conversion and enrichment services. However, these arrangements do not cover all of our and our members' risk exposure to increases in the prices of fuels. Therefore, increases in fuel prices could significantly increase the cost of electric service we provide to our members and affect their ability to perform their contractual obligations to us.

We may not be able to obtain an adequate supply of fuel, which could limit our ability to operate our facilities.

    We obtain our fuel supplies, including coal, natural gas and uranium, from a number of different suppliers. Any disruptions in our fuel supplies, including disruptions due to weather, labor relations, environmental regulations, inadequate infrastructure, or other factors affecting our fuel suppliers, could result in us having insufficient levels of fuel supplies. For example, natural gas supplies can be subject to disruption due to natural disasters and similar events. Any failure to maintain an adequate inventory of fuel supplies could require us to operate other generating plants at a higher cost or require our members to purchase higher-cost energy from other sources and affect their ability to perform their contractual obligations to us.

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

    We routinely execute transactions with counterparties in the energy and financial services industries. These transactions include credit facilities, interest rate options, contracts related to the market price of coal and natural gas, power sales and purchases and facility construction. Many of these transactions expose us to the risk that our counterparty may fail to perform its contractual obligations.

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

    Under current Georgia law, our members generally have the exclusive right to provide retail electric service in their respective territories, subject to limited exceptions. Parties have unsuccessfully sought and will likely continue to seek to advance legislative proposals that will directly or indirectly affect the Georgia Territorial Act in order to allow increased retail competition in our members' service territories which could affect our members' financial performance. Further, our members must forecast their load growth and power supply needs. If our members acquire more power supply resources than needed, whether from us or other suppliers, or fail to acquire sufficient resources, our members' rates could increase excessively and affect their financial performance. Also, in times of weak economic conditions, sales by our members may not be sufficient to cover costs without rate increases, and our members may not collect all amounts billed to their consumers. Although each member has financial covenants to set rates to maintain certain margin levels, and our members' rates are not regulated by the Georgia Public Service Commission, pressure from their consumer members not to raise rates excessively could affect financial performance. Thus, we are exposed to the risk that one or more members could default in the performance of their obligations to us under the wholesale power contracts. Our ability to satisfy our financial obligations could be adversely affected if one or more of our members, particularly one of the larger members, defaulted on their payment obligations to us. Although the wholesale power contracts obligate non-defaulting members to pay the amount of any payment default pursuant to a pro rata step-up formula, there can be no guarantee that the non-defaulting members would be able to fulfill this obligation.

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

    Even in an active trading market, future prices of our debt securities will depend on several factors, including prevailing interest rates, the then-current ratings assigned to the debt securities, the number of holders of the debt securities, the amount of our debt securities outstanding, the market for similar securities and our operating results.

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
Smith(3) (near Dalton, Ga.)
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

(3)
Formerly known as the Murray Energy Facility.

Plant Performance

    The following table sets forth certain operating performance information of each of our generating facilities:

	Summer Planning Reserve Capacity(1) (Megawatts)	Equivalent Availability(2)			Capacity Factor(3)
Unit		2012	2011	2010	2012	2011	2010

Plant Hatch
Unit No. 1	262.2	88%	97%	84%	88%	98%	85%
Unit No. 2	264.3	98	78	95	98	78	96
Plant Vogtle
Unit No. 1	344.5	90	89	100	91	91	102
Unit No. 2	344.7	100	93	91	102	94	93
Plant Wansley
Unit No. 1	261.6	82	96	87	29	56	53
Unit No. 2	261.6	98	86	97	35	47	67
Combustion Turbine(4)	0	59	61	37	0	0	0
Plant Scherer
Unit No. 1	501.2	99	75	99	69	64	89
Unit No. 2	509.0	99	76	98	73	66	90
Rocky Mountain(5)
Unit No. 1	272.3	80	97	62	13	20	16
Unit No. 2	272.3	86	61	75	14	12	13
Unit No. 3	272.3	88	84	89	10	12	17
Doyle(5)	348.0	91	96	98	2	5	1
Talbot(5)	652.2	92	82	93	7	5	4
Chattahoochee	469.0	76	62	65	61	46	38
Hawk Road(5)	475.8	45	51	87	6	0	5
Hartwell(5)	298.0	86	94	93	2	8	7
Smith(6)
Unit No. 1	630.0	81	89	n/a	42	34	n/a
Unit No. 2	620.0	86	79	n/a	32	21	n/a

TOTAL	7,059.0

(1)
Summer Planning Reserve Capacity is the amount used for 2013 capacity reserve planning.

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

(6)
The 2011 operating performance factors for Smith, which we acquired during 2011, are based on the entire twelve months of 2011.

    The nuclear refueling cycle for Plants Hatch and Vogtle exceeds twelve months. Therefore, in some calendar years the units at these plants are not taken out of service for refueling, resulting in higher levels of equivalent availability and capacity factor. Due to low gas and market prices relative to the contract price of coal for Plant Wansley, it has been dispatched at lower levels in recent years.

Fuel Supply

    Coal.    Coal for Plant Wansley is purchased under term contracts and in spot market transactions. As of February 28, 2013, we had a 113-day coal supply at Plant Wansley based on continuous operation.

    Coal for Scherer Units No. 1 and No. 2 is purchased under term contracts and in spot market transactions. As of February 28, 2013, our coal stockpile at Plant Scherer contained a 43-day supply based on continuous operation. Plant Scherer burns sub-bituminous coal purchased from coal mines in the Powder River Basin in Wyoming.

    We separately dispatch Plant Wansley and Plant Scherer, but use Georgia Power as our agent for fuel procurement. We currently lease approximately 1,200 rail cars to transport coal to these two facilities.

    For information relating to the impact that the Clean Air Act may have on our coal-fired facilities, see "BUSINESS – REGULATION – Environmental – Air Quality."

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

    Natural Gas.    We purchase the natural gas, including transportation and other related services, needed to operate Doyle, Talbot, Chattahoochee, Hawk Road, Hartwell and Smith. We purchase natural gas in the spot market and under agreements at indexed prices. We have entered into hedge agreements to manage a portion of our exposure to fluctuations in the market price of natural gas. We manage exposure to such risks only with respect to members that elect to receive such services. We purchase transportation under long-term firm and short-term firm and non-firm contracts. We have also contracted with Petal Gas Storage, LLC to provide 800,000 MMBtu of firm natural gas storage services and related firm transportation. See "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK – Commodity Price Risk."

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

    In 1985, in four transactions, we sold our entire 60% undivided ownership interest in Scherer Unit No. 2 to four separate owner trusts established by institutional investors. We retained all of our rights and obligations as a participant under the Ownership and Operating Agreements relating to Scherer Unit No. 2 for the term of the leases. We have provided irrevocable notice to extend three of the leases to 2027 and the fourth lease to 2031. The leases provide for further lease renewal and also include fair market value purchase options at specified dates. See Note 6 of Notes to Consolidated Financial Statements. In the following discussion, references to participants "owning" a specified percentage of interests include our rights as a deemed owner with respect to our leased interests in Scherer Unit No. 2.

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

    The Operating Agreements for Plant Hatch and Plant Vogtle will remain in effect with respect to each unit for so long as a Nuclear Regulatory Commission operating license exists for such unit. See "BUSINESS – REGULATION – Nuclear Regulation." The Operating Agreement for Plant Wansley will remain in effect with respect to Plant Wansley Units No. 1 and No. 2 until 2016 and 2018, respectively. The Operating Agreement for Scherer Units No. 1 and No. 2 will remain in effect with respect to Scherer Units No. 1 and No. 2 until 2022 and 2024, respectively. Upon termination of each Operating Agreement, following any extension agreed to by the parties, Georgia Power will retain such powers as are necessary in connection with the disposition of the property of the applicable plant, and the rights and obligations of the parties shall continue with respect to actions and expenses taken or incurred in connection with such disposition.

    In conjunction with the development of additional units at Plant Vogtle (see "BUSINESS – OUR POWER SUPPLY RESOURCES – Future Power Resources"), we, Georgia Power, MEAG Power and the City of Dalton entered into amendments to the Operating Agreement for Plant Vogtle and the Nuclear Managing Board Agreement, and entered into an Ownership Agreement that governs participation in Vogtle Units No. 3 and No. 4. Pursuant to this ownership agreement, Georgia Power has designated Southern Nuclear as its agent for licensing, engineering, procurement, contract management, construction and pre-operation services.

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

    Rocky Mountain is subject to a lease-leaseback transaction. We continue to control and operate Rocky Mountain during the leaseback term. For more information about the structure of the lease transaction, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Financial Condition – Off-Balance Sheet Arrangements – Rocky Mountain Lease Arrangements."

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

    We have an option to purchase the facility at the end of the term of the agreement at a fixed price. We account for this agreement as a capital lease of the facility for financial reporting purposes (see Note 6 of Notes to Consolidated Financial Statements).

ITEM 3.  LEGAL PROCEEDINGS

    See "BUSINESS – OUR POWER SUPPLY RESOURCES – Future Power Resources – Plant Vogtle Units No. 3 and No. 4" for a discussion of legal proceedings related to our participation in the construction of two additional units at Plant Vogtle.

    In addition to the aforementioned litigation, we are a party to various other actions and proceedings incidental to our normal business. Our business activities are subject to extensive governmental regulation related to public health and the environment, such as regulation of air emissions and water discharges. Litigation over environmental issues and claims of various types, including property damage, personal injury, common law nuisance, and citizen enforcement of environmental requirements such as air quality and water standards, has increased generally throughout the United States. In particular, personal injury and other claims for damages caused by alleged exposure to hazardous materials, and common law nuisance claims for injunctive relief, personal injury and property damage allegedly caused by coal combustion residue, greenhouse gas and other emissions, have become more frequent. The ultimate outcome of pending or potential litigation against us cannot be predicted at this time; however, for current proceedings not specifically reported in this Item 3, management does not anticipate that the ultimate liabilities, if any, arising from such proceedings would have a material effect on our financial condition or results of operations.

    For information about loss contingencies that could have an effect on us, see Note 13 of Notes to Consolidated Financial Statements.

ITEM 4.  MINE SAFETY DISCLOSURES

    Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

    Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA

    The following table presents our selected historical financial data. The financial data presented as of the end of and for each year in the five-year period ended December 31, 2012, has been derived from our audited financial statements. This data should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

	(dollars in thousands)
	2012	2011	2010	2009	2008

STATEMENTS OF REVENUES AND EXPENSES DATA
Operating revenues:
Sales to Members	$1,204,008	$1,224,238	$1,292,667	$1,144,012	$1,237,649
Sales to non-Members	120,102	166,040	1,478	1,249	1,111

Total operating revenues	1,324,110	1,390,278	1,294,145	1,145,261	1,238,760

Operating expenses:
Fuel	516,223	531,147	501,113	391,001	462,138
Production	371,909	357,069	332,236	285,654	278,654
Purchased power	50,022	56,634	59,076	92,516	164,200
Depreciation and amortization	160,849	199,040	131,491	125,600	119,540
Accretion	19,554	18,249	17,131	18,261	17,149
Deferral of Hawk Road and Smith Energy Facilities effect on net margin	(16,280)	(9,681)	13,849	8,107	–

Total operating expenses	1,102,277	1,152,458	1,054,896	921,139	1,041,681

Operating margin	221,833	237,820	239,249	224,122	197,079
Other income, net	61,487	44,264	43,651	42,728	43,381
Net interest charges	(244,000)	(244,347)	(249,167)	(240,460)	(221,201)

Net margin	$39,320	$37,737	$33,733	$26,390	$19,259

BALANCE SHEET DATA
Electric plant, net:
In service	$4,034,620	$4,007,281	$3,570,522	$3,557,723	$3,152,911
Nuclear fuel, at amortized cost	321,196	284,205	249,563	215,949	179,020
Construction work in progress	2,240,920	1,784,264	1,195,475	626,824	307,464

Total electric plant	$6,596,736	$6,075,750	$5,015,560	$4,400,496	$3,639,395

Total assets	$8,314,566	$8,078,829	$6,997,062	$6,370,234	$5,044,452

Capitalization:
Long-term debt	$5,930,449	$5,692,503	$4,796,154	$4,267,966	$3,361,463
Obligations under capital leases	161,249	191,900	212,561	239,461	264,107
Obligations under Rocky Mountain transactions	14,392	132,048	123,573	115,641	108,219
Patronage capital and membership fees	673,009	633,689	595,952	562,219	535,829
Accumulated other comprehensive loss	903	618	(469)	(1,253)	(1,348)

Subtotal	6,780,002	6,650,758	5,727,771	5,184,034	4,268,270
Less: long-term debt and capital leases due within one year	(168,393)	(172,818)	(170,947)	(119,241)	(110,647)
Less: unamortized bond discounts on long-term debt	(3,232)	(1,879)	(1,353)	(260)	–

Total capitalization	$6,608,377	$6,476,061	$5,555,471	$5,064,533	$4,157,623

Property additions	$646,486	$839,503	$669,206	$627,148	$353,831

OTHER DATA
Energy supply (megawatt-hours):
Generated	24,883,009	22,296,829	22,599,257	19,699,706	21,906,888
Purchased	107,104	287,522	417,094	779,108	1,755,225

Available for sale	24,990,113	22,584,351	23,016,351	20,478,814	23,662,113

Member revenues per kWh sold	5.77¢	6.25¢	5.71¢	5.67¢	5.31¢

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

  General

    We are a not-for-profit electric cooperative whose principal business is providing wholesale electric service to our 38 members. Consequently, the vast majority of our revenues and cash flow are derived from sales to our members pursuant to long-term, take-or-pay wholesale power contracts that extend through 2050. These contracts obligate our members jointly and severally to pay all of our costs and expenses associated with owning and operating our power supply business. To that end, our rate structure provides for a pass-through of actual energy costs. Charges for fixed costs, including capacity, other non-energy charges, debt service obligations and the margin required to meet our budgeted margins for interest ratio are carefully managed throughout the year to ensure that we receive sufficient capacity-related revenues. This structure provides us with the ability to manage our revenues to assure full recovery of our costs in rates and has enabled us to consistently meet our financial obligations since our formation in 1974.

  2012 Financial Results

    Despite continuing economic pressures, we remain well positioned, both financially and operationally, to fulfill our obligations to our members, bondholders and creditors. In this regard, our revenues in 2012 were more than sufficient to recover all of our costs and to satisfy all of our debt service obligations and financial covenants. Specifically, we recorded a net margin of $39.3 million in 2012, which achieved the 1.14 margins for interest ratio approved by our board of directors and exceeded the margins for interest ratio of 1.10 required to meet the rate covenant under our first mortgage indenture.

    In light of financial market conditions and increased capital requirements, we believe it was prudent to increase our margins for interest coverage. Since 2009, we have targeted and achieved higher margins than necessary to meet our margins for interest ratio covenant of 1.10 required under the first mortgage indenture. As a result of the margins achieved over this timeframe, our patronage capital has increased to $673 million at December 31, 2012 from $536 million at December 31, 2008. For 2013, we are again targeting a margins for interest ratio of 1.14, effectively increasing our annual margins by 40% over the minimum required level.

    In connection with expanding our generation capacity and upgrading our generation facilities, our total assets have increased to $8.3 billion at December 31, 2012 from $5.0 billion at December 31, 2008, and our total debt has increased to $6.5 billion from $3.4 billion during the same period. As we continue to construct Vogtle Units No. 3 and No. 4 and update our other facilities to meet applicable environmental requirements, our assets and debt will both continue to increase.

  Asset Management

    From 2008 through 2011, we focused considerable efforts on the development and acquisition of additional generation resources that provide our members, through us, greater ownership and control over their power supply resources in order to mitigate their reliance on third-party contracts. In 2012, we shifted our focus to further ensure that our owned and operated generation facilities perform in the most efficient and cost-effective manner possible. As a primary means to achieve this goal, we implemented an Operational Excellence program to achieve top-tier performance in the areas of safety, reliability, cost effectiveness and compliance. Many of the generation facilities we operate rank in the top quartile of similar plants in one or more key performance indicators, including start reliability, peak season availability and forced outages. Achieving operational excellence results in the most reliable, efficient and lowest cost power supply for our members; therefore, effective asset management will continue to be one of our top priorities.

    A key component in this effort is maintaining compliance with all applicable environmental, reliability and other regulatory standards. We forecast that capital expenditures required for existing generating facilities will be approximately $483 million through 2015, which includes normal additions and replacements to existing plants as well as projects to maintain and achieve compliance with current environmental requirements. However, this forecast does not include capital expenditures or increased operational expenses due to climate change or coal combustion by-products regulation that might be adopted in the future.

    Although we are no longer actively seeking to acquire additional generation resources, we remain firmly committed to the construction of Vogtle Units No. 3 and No. 4. It should be noted that we will continue to evaluate exceptional opportunities to acquire additional generation resources as these opportunities arise.

  Vogtle Units No. 3 and No. 4

    Through our agent, Georgia Power, we and the other Co-owners of Plant Vogtle have contracted with Southern Nuclear, Westinghouse and Stone & Webster, experienced developers and contractors, to construct two additional nuclear units at the Plant Vogtle site. These units will have an aggregate generating capacity of approximately 2,200 megawatts and our 30% undivided interest will entitle us to approximately 660 megawatts of baseload generating capacity. In early 2012, the Nuclear Regulatory Commission issued the combined construction permits and operating licenses for these units, the first licenses granted to construct new nuclear units in the United States in over 30 years.

    Overall, we are encouraged by the construction activity and progress at the Plant Vogtle site as the Contractor moves forward with preliminary and critical path activities. We, along with the other Co-owners, have an uncompromising focus on safety and quality in the construction of these units and are focused on working with the Contractor and Nuclear Regulatory Commission to ensure that this project meets the rigorous safety standards applicable to this "first of a kind" endeavor. As is often the case in the construction of large, complex generation facilities, issues have materialized during the course of development and construction that have caused revisions to the original schedule and budget. In early 2013, Georgia Power revised the expected commercial operation dates for Vogtle Units No. 3 and No. 4 to the fourth quarter of 2017 and 2018, respectively, and we revised our estimated total cost to $4.5 billion. We and the other Co-owners are currently in litigation with the Contractor regarding the cost responsibility for certain of these delays; however, we expect negotiations to continue during this litigation. Of course, the outcome of this litigation and the emergence of additional issues could lead to further schedule or budget revisions.

    As of December 31, 2012, our capitalized costs for the additional units at Plant Vogtle were approximately $1.7 billion and we have secured long-term financing for approximately $1.4 billion of these costs through the issuance of taxable first mortgage bonds. We and the Department of Energy have executed a conditional commitment letter for a long-term loan guarantee for up to $3.057 billion of eligible project costs which remains subject to the negotiation and acceptance of final terms. We expect that we will finance additional project costs in the capital markets, including any amounts not funded through the Department of Energy loan guarantee program.

  Liquidity Position

    One of the most positive attributes contributing to our solid financial standing is our strong liquidity position. This liquidity is comprised of a diversified, cost-effective mix of cash (including short-term investments), committed lines of credit and commercial paper. Our primary source of liquidity is a $1.265 billion unsecured credit facility, which also supports our commercial paper program. We have another $250 million under a secured facility and $410 million under unsecured credit facilities. At December 31, 2012, we had $1.4 billion of unrestricted available liquidity.

    In addition to maintaining more than adequate coverage for short-term credit needs, we have also taken advantage of historically low interest rates to secure favorable long-term financing for some of our construction and acquisition activity. The Rural Utilities Service has approved or advanced loans to provide long-term funding for our acquisition of Hawk Road, Hartwell and Smith. We are also active in the capital markets where, over the past three years, we have successfully issued $1 billion in taxable registered bonds and refinanced nearly $350 million of tax-exempt bonds.

  Outlook for 2013

    We remain focused on providing reliable, cost-effective energy to our members and the 4.1 million people they serve. There are, nevertheless, certain risks and challenges that we must address, including:

•
Further revisions to the estimated commercial operation dates and total in-service costs for Vogtle Units No. 3 and No. 4;

•
Managing the effects of increased environmental regulation of fossil fuel-fired power plants, most likely leading, for example, to new costs or regulations related to greenhouse gases or other air emissions, coal combustion by-products, or wastewater discharges, particularly at Plants Scherer and Wansley;

•
Continued ability to access financial markets and availability of federally-guaranteed funding to support our significant future capital requirements; and

•
General economic conditions in the U.S. and the related impacts on our members and their consumers.

    We believe that we continue to be well positioned to provide reliable, cost-effective energy to our members and their consumers. As we manage our risks, we intend to keep doing what we have done so successfully for the last 39 years, including, among other things:

•
Maintaining a balanced diversity of generating resources – primarily nuclear, coal, natural gas and hydro and continuing the efficient and cost-effective operation of these resources;

•
Maintaining strong liquidity to fulfill current obligations and to finance future capital expenditures; and

•
Working with our members, as opportunities arise, to evaluate new resources to be acquired or developed by us to help meet our members' power supply requirements.

Summary of Cooperative Operations

  Margins and Patronage Capital

    We operate on a not-for-profit basis and, accordingly, seek only to generate revenues sufficient to recover our cost of service and to generate margins sufficient to establish reasonable reserves and meet certain financial coverage requirements. Revenues in excess of current period costs in any year are designated as net margin in our statements of revenues and expenses. Retained net margins are designated on our balance sheets as patronage capital, which is allocated to each of our members on the basis of its fixed percentage capacity costs responsibilities in our generation and purchased power resources. Since our formation in 1974, we have generated a positive net margin in each year and had $673 million in patronage capital and membership fees as of December 31, 2012. Our equity ratio, calculated as patronage capital and membership fees divided by total capitalization and long-term debt due within one year, was 9.9% at December 31, 2012 and 9.5% at December 31, 2011.

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

    Prior to 2009, we budgeted and achieved an annual margins for interest ratio of 1.10, the minimum required by the first mortgage indenture. To enhance margin coverage during a period of increased capital requirements, our board of directors has approved budgets with a margins for interest ratio in excess of the minimum 1.10 ratio required by the first mortgage indenture. In 2010, 2011 and 2012, we achieved our board approved margins for interest ratio of 1.14, and our board has approved a margins for interest ratio of 1.14 for 2013. As our capital requirements continue to evolve, our board will continue to evaluate the level of margin coverage and may choose to change the targeted margins for interest ratio in the future, although not below 1.10.

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

  Critical Accounting Policies

    We have determined that the following accounting policies are critical to understanding and evaluating our financial condition and results of operations and requires our management to make estimates and assumptions about matters that were uncertain at the time of the preparation of our financial statements. Changes in these estimates and assumptions by our management could materially impact our results of operations and financial condition. Our management has discussed these critical accounting policies and the related estimates and assumptions with the audit committee of our board of directors.

    We are subject to the provisions of the Financial Accounting Standards Board (FASB) authoritative guidance issued regarding regulated operations. The guidance permits us to record regulatory assets and regulatory liabilities to reflect future cost recoveries or refunds, respectively, that we have a right to pass through to our members. At December 31, 2012, our regulatory assets and liabilities totaled $353 million and $130 million, respectively. While we do not currently foresee any events such as competition or other factors that would make it not probable that we will recover these costs from our members as future revenues through rates under our wholesale power contracts, if such an event were to occur, we could no longer apply the provisions of accounting for regulated operations, which would require us to eliminate all regulatory assets and liabilities that had been recognized as a charge to our statement of revenues and expenses and begin recognizing assets and liabilities in a manner similar to other businesses in general. In addition, we would be required to determine any impairment to other assets, including plants, and write-down those assets, if impaired, to their fair values.

    Accounting for asset retirement and environmental obligations requires legal obligations associated with the retirement of long-lived assets to be recognized at fair value when incurred and capitalized as part of the related long-lived asset. In the absence of quoted market prices, we estimate the fair value of our asset retirement obligations using present value techniques, in which estimates of future cash flows associated with retirement activities are discounted using a credit-adjusted risk-free rate. Estimating the amount and timing of future expenditures includes, among other things, making projections of when assets will be retired and ultimately decommissioned, the amount of decommissioning costs, and how costs will escalate with inflation. In addition, we also make interest rate and rate of return projections on investments in determining recommended funding requirements for nuclear decommissioning costs.

    A significant portion of our asset retirement obligations relates to our share of the future cost to decommission our operating nuclear units. At December 31, 2012, our nuclear decommissioning asset retirement obligation totaled $327.8 million, which represented approximately 86% of our total asset retirement obligations. Our remaining asset retirement obligations relate to non-nuclear retirement obligations such as those related to our share of coal facilities.

    Given its significance, we consider our nuclear decommissioning liabilities critical estimates. Approximately every three years, new decommissioning studies for Plants Hatch and Vogtle are performed by third-party experts. The third party experts provide us with periodic site-specific "base year" cost studies in order to estimate the nature, cost and timing of planned decommissioning activities for the plants. These cost studies are based on relevant information available at the time they are performed; however, estimates of future cash flows for extended periods are by nature highly uncertain and may vary significantly from actual results. In addition, these estimates are dependent on subjective factors, including the selection of cost escalation rates, which we consider to be a critical assumption. Our current estimates are based upon studies that were performed in 2012 and adopted December 31, 2012. For ratemaking purposes, we record decommissioning costs over the expected service life of each unit based on studies. The impact on measurements of asset retirement obligations using different assumptions in the future may be significant.

  New Accounting Pronouncements

    In May 2011, the FASB issued "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards." The amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, but generally do not result in a change in the application of ASC 820 "Fair Value Measurements." These changes were effective for us on January 1, 2012. Our adoption of this standard did not have a material effect on our consolidated financial statements.

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

    In December 2011, the FASB issued "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities," which modifies the disclosure requirements for offsetting financial instruments and derivative instruments. The update requires an entity to disclose information about offsetting and related arrangements and the effect of those arrangements on its financial position. This guidance is effective for our fiscal year ending December 31, 2013. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

Results of Operations

  Net Margin

    Our net margin for the years ended December 31, 2012, 2011 and 2010 was $39.3 million, $37.7 million and $33.7 million, respectively. These amounts produced respective margins for interest ratios of 1.14 in 2012, 2011 and 2010. The margins for interest ratios achieved were greater than the minimum required under our first mortgage indenture. Our margin requirement is based on a ratio applied to interest charges on debt secured by our first mortgage indenture. In addition, our margins include certain items that are excluded from the margins for interest ratio, such as non-cash capital credits allocation from Georgia Transmission.

    As our construction program evolves, our board of directors will continue to evaluate the level of margin coverage and may choose to change the targeted margins for interest ratio in the future, although not below the 1.10 margins for interest ratio required under our first mortgage indenture. For 2013 our board of directors approved a budget to achieve a margins for interest of 1.14. For additional information on our margin requirement, see "– Summary of Cooperative Operations – Rates and Regulation."

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

    Total revenues from sales to members decreased by 1.7% for the year ended December 31, 2012 compared to the year ended December 31, 2011 and decreased by 5.3% for the year ended December 31, 2011 compared to the year ended December 31, 2010. The components of member revenues were as follows:

	(dollars in thousands)
	2012	2011	2010

Capacity revenues	$675,467	$685,045	$677,049
Energy revenues	528,541	539,193	615,618

Total	$1,204,008	$1,224,238	$1,292,667

    Capacity revenues relate primarily to the assignment to each of our members of the fixed costs associated with our business, including fixed production expenses, depreciation and amortization expenses and interest charges. Each member is required to pay us for capacity furnished under its wholesale power contract in accordance with rates we establish.

    Capacity revenues from members varied slightly for fiscal years 2012, 2011 and 2010. Our capacity revenues vary proportionately to changes in our margins, changes in fixed costs and changes in other income. See "– Operating Expenses", "– Other Income" and "– Interest Charges" below for discussion of increases or decreases within each of these sections.

    Energy revenues relate primarily to the pass-through to our members of the variable costs, such as fuel costs, variable operation and maintenance costs and purchased energy costs, associated with our business. Each member is required to pay us for energy we furnish it under its wholesale power contract, in accordance with rates we establish.

    Energy revenues from members decreased 2.0% for the year ended December 31, 2012 compared to the year ended December 31, 2011 and decreased 12.4% for the year ended December 31, 2011 compared to the year ended December 31, 2010. Energy revenues from members were lower in 2012 as compared to 2011 primarily due to lower generation at coal-fired Plant Wansley driven by the availability of more economical generation from our natural gas-fired facilities. Energy revenues were lower in 2011 as compared to 2010 primarily due to lower kilowatt-hour sales to our members primarily as a result of a planned outage at Plant Scherer which resulted in lower generation available to members. For a discussion of fuel costs, see "– Operating Expenses."

    The following table summarizes the kilowatt-hours sold to members and total revenues per kilowatt-hour during each of the past three years:

	(in thousands)	Cents per Kilowatt-hour

2012	20,852,826	5.77
2011	19,574,145	6.25
2010	22,644,790	5.71

    For the year ended December 31, 2012 compared to the year ended December 31, 2011, kilowatt-hour sales to members increased 6.5% and for the year ended December 31, 2011 as compared to the year ended December 31, 2010, kilowatt-hour sales to members decreased 13.6%. The average revenue per kilowatt-hour from sales to members decreased 7.7% and increased 9.5% for 2012 compared to 2011 and for 2011 compared to 2010, respectively. An increase in kilowatt-hours of generation was the primary reason for increased kilowatt-hours sold to members in 2012. Decreases in kilowatt-hours of generation sold to our members and kilowatt-hours of purchased power were the reasons for decreased kilowatt-hours sold to members in 2011. For further discussion regarding fuel and purchased power costs, see "– Operating Expenses."

    We pass through actual energy costs to our members such that energy revenues equal energy costs. The energy portion of member revenues per kilowatt-hour decreased 8.0% for the year ended December 31, 2012 as compared to the year ended December 31, 2011 and increased 1.3% for the year ended December 31, 2011 compared to the year ended December 31, 2010. The higher average revenues per kilowatt-hour in 2011 as compared to 2012 and 2010 were primarily due to the pass-through of higher fuel costs. For further discussion regarding fuel costs, see "– Operating Expenses."

    Sales to Non-members.    Our sales to non-members in 2012 and 2011 consist of capacity and energy sales to Georgia Power, as well as energy sales to other non-members. These capacity and energy sales are primarily associated with Smith, which we acquired in April 2011. The agreement with Georgia Power, which was for the sale of the entire output of Unit No. 1 of Smith, expired on May 31, 2012. The decrease in 2012 as compared to 2011 was primarily due to lower capacity payments from Georgia Power as a result of the expiration of the agreement described above. For information regarding the acquisition of Smith, see Note 14 of Notes to Consolidated Financial Statements.

  Operating Expenses

    Our operating expenses decreased 4.4% for the year ended December 31, 2012 compared to the year ended December 31, 2011 and increased 9.2% for the year ended December 31, 2011 compared to the year ended December 31, 2010. The decrease in 2012 as compared to 2011 was primarily due to lower fuel costs and depreciation and amortization expenses offset somewhat by higher production expenses. The increase in 2011 as compared to 2010 resulted primarily from higher fuel costs, production costs and depreciation and amortization.

    The following table summarizes our megawatt-hour generation and fuel costs by generating source and purchased power costs.

	Year Ended December 31,
	2012			2011			2010
Fuel Source	Cost	Generation	Cost per Mwh	Cost	Generation	Cost per Mwh	Cost	Generation	Cost per Mwh
	(thousands)	(Mwh)		(thousands)	(Mwh)		(thousands)	(Mwh)

Coal	$229,427	7,691,759	$29.83	$233,525	7,640,089	$30.57	$298,224	10,591,595	$28.16
Nuclear	81,724	10,182,492	8.03	74,815	9,691,869	7.72	65,917	10,053,614	6.56
Gas	203,189	7,379,749	27.53	219,487	5,369,874	40.87	135,094	2,343,250	57.65
Pumped Storage	1,883	976,148	1.93	3,320	996,234	3.33	1,878	986,192	1.90

	$516,223	26,230,148	$19.68	$531,147	23,698,066	$22.41	$501,113	23,974,651	$20.90

	Cost	Purchased	Cost per Mwh	Cost	Purchased	Cost per Mwh	Cost	Purchased	Cost per Mwh
	(thousands)	(Mwh)		(thousands)	(Mwh)		(thousands)	(Mwh)

Purchased Power	$50,022	107,104	$467.04	$56,634	287,522	$196.97	$59,076	417,094	$141.64

    Total fuel costs decreased 2.8% for the year ended December 31, 2012 compared to the year ended December 31, 2011 and increased 6.0% for the year ended December 31, 2011 as compared to the year ended December 31, 2010 while total generation increased 10.7% and decreased 1.2% for the same periods, respectively. Average fuel cost per kilowatt-hour decreased 12.2% in 2012 compared to 2011 and increased 7.2% in 2011 compared to 2010. The decrease in total and average fuel costs for 2012 as compared to 2011 resulted primarily from lower natural gas prices and lower generation at Plant Wansley offset somewhat by higher generation at Plant Scherer. The decrease in total cost was offset by higher nuclear generation. Natural gas-fired generation increased 2,010,000 megawatt-hours in 2012 as compared to 2011 driven by increases at Smith and Chattahoochee. The generation from Smith was utilized for non-member sales, thus there was little impact to members from generation at Smith. The lower generation at Plant Wansley was primarily driven by the availability of more economical generation from our natural gas-fired facilities. Our generation from Plant Wansley in 2012 was lower by 849,000 megawatt-hours from the prior year level. In 2012, Plant Scherer generation was higher by 900,000 megawatt-hours as compared to 2011 due to fewer scheduled outages in 2012. The increase in 2012 nuclear generation, which is our most economical resource based on average fuel cost, contributed to the decrease in average fuel cost as well. The increase in total and average fuel costs for 2011 as compared to 2010 resulted primarily from a change in the mix of generation with an increase in higher priced natural gas-fired generation of 3,027,000 megawatt-hours primarily offset by a decline in coal-fired generation of 2,952,000 megawatt-hours as well as a small decrease in nuclear generation of 362,000 megawatt-hours. The increase in natural gas-fired generation was primarily due to the Smith acquisition while the decrease in coal-fired generation was due to a scheduled outage at Plant Scherer for the installation of environmental compliance equipment and for the performance of general maintenance.

    The changes in total fuel costs are also impacted by the amounts of realized gains and losses incurred for natural gas financial hedging contracts utilized for managing exposure to fluctuations in the market prices of natural gas. For 2012, 2011 and 2010 we incurred net realized losses of $9.3 million, $4.0 million and $19.7 million, respectively.

    Production costs increased 4.2% for the year ended December 31, 2012 compared to the year ended December 31, 2011 and increased 7.5% for the year ended December 31, 2011 as compared to the year ended December 31, 2010. The increase in production costs for 2012 as compared to 2011 was primarily due to operations and maintenance expenses incurred at Smith, which was acquired in April 2011, increased general operation and maintenance expense at Plants Vogtle, Hatch and Wansley and increased operations and contractual maintenance fees at Chattahoochee which are based on equivalent operating hours. These increases were offset somewhat by lower production costs at Hawk Road as production costs in 2011 included expenses for planned outage work and for repair of a damaged transformer. The increase for 2011 compared to 2010 resulted from operations and maintenance expenses at Smith and from the Hawk Road outage expenses. The increases were offset somewhat by lower operations and maintenance costs at Hartwell which incurred planned maintenance outage costs in 2010. Reductions in property taxes at the jointly-owned plants helped to offset the above mentioned increases in 2011 as compared to 2010. For information regarding Smith, see Note 14 of Notes to Consolidated Financial Statements.

    Purchased power costs decreased 11.7% for the year ended December 31, 2012 as compared to the year ended December 31, 2011 and decreased 4.1% for the year ended December 31, 2011 compared to the year ended December 31, 2010. Purchased kilowatt-hours decreased 62.7% in 2012 compared to 2011 and decreased 31.0% for 2011 compared to 2010. These decreases in purchased power costs resulted primarily from a decrease in kilowatt-hours acquired under our energy replacement program, which replaces power from our owned generation facilities with power purchased on the spot market at a lower price.

    Depreciation and amortization expense decreased 19.2% for the year ended December 31, 2012 compared to the year ended December 31, 2011 and increased 51.4% for the year ended December 31, 2011 as compared to the year ended December 31, 2010. The decrease in depreciation and amortization in 2012 as compared to 2011 resulted primarily from lower amortization costs in 2012 for the intangible asset associated with the purchase and sale agreement with Georgia Power, which expired May 31, 2012, acquired as part of the Smith acquisition. The 2011 write-off of two discontinued projects was also responsible for the decrease in depreciation and amortization in the current year. The increase in depreciation and amortization in 2011 as compared to 2010 resulted primarily from depreciation at Smith as well as the amortization of the intangible asset described above. In addition, the increase in depreciation and amortization for 2011 as compared to the prior year was also related to amortization of costs associated with discontinued preliminary construction activities for two generation projects and due to higher depreciation for Plants Scherer and Wansley related to environmental compliance projects recently placed into service. The additional capital improvements at Plants Scherer and Wansley resulted in higher depreciation rates which became effective January 1, 2011.

    The effect on net margin of Smith and Hawk Road is being deferred until 2016 at which time the amounts will be amortized over the remaining life of the plants. In implementing the deferral plans, we assumed that our members would generally not require energy from the plants until 2016. If any of our members subscribed to Smith elect to take energy from Smith prior to 2016, the deferral of the effect on net margin would terminate for that member and the amortization of that member's deferral would commence immediately. The change in cost deferrals in 2012 as compared to 2011 and in 2011 as compared to 2010 resulted from the Smith and Hawk Road costs discussed above in production costs. For additional information regarding Smith, see Note 14 of Notes to Consolidated Financial Statements.

  Other Income

    The gain on termination of Rocky Mountain transactions represents the net gain resulting from the July and October 2012 termination of five of six leases. The net gain includes termination costs of $22.5 million as well as recognizing $41.4 million of the deferred net benefit associated with the terminated leases resulting in a net gain of $18.9 million. For further discussion regarding termination of Rocky Mountain transactions, see Note 4 of Notes to Consolidated Financial Statements.

  Interest Charges

    Interest on long-term debt and capital leases increased by 3.8% for the year ended December 31, 2012 compared to the year ended December 31, 2011 and increased 11.1% for the year ended December 31, 2011 compared to the year ended December 31, 2010. The increases in 2012 and 2011 as compared to the same prior year periods are primarily due to the increased debt issued to finance the construction of Vogtle Units No. 3 and No. 4.

    Allowance for debt funds used during construction increased by 15.4% for 2012 compared to 2011 and by 74.8% for 2011 compared to 2010 primarily due to capital expenditures for Plant Scherer and Vogtle Units No. 3 and No. 4.

    Amortization of debt discount and expense decreased 2.3% for the year ended December 31, 2012 compared to the year ended December 31, 2011 and decreased 13.3% for the year ended December 31, 2011 compared to the year ended December 31, 2010. The decrease in 2011 compared to 2010 was primarily due to the completed amortization in December 2010 of issuance costs associated with transactions that closed in May and August 2009 to provide supplemental credit enhancement for the Rocky Mountain lease arrangements.

Financial Condition

  Overview

    Consistent with our budgeted margin for 2012, we achieved a 1.14 margins for interest ratio which produced a net margin of $39.3 million. This net margin increased our total patronage capital (our equity) and membership fees to $673.0 million at December 31, 2012. Our 2013 budget again targets a 1.14 margins for interest ratio.

    Our equity to total capitalization ratio increased from 9.5% at December 31, 2011 to 9.9% at December 31, 2012. In recent years our equity to capitalization ratio has been decreasing due to the amount of new debt we have incurred in connection with the expansion of our generation fleet. However, in connection with the termination of five of our six Rocky Mountain lease arrangements, our Obligation under Rocky Mountain transactions decreased by $118 million in 2012, causing our equity to capitalization ratio to increase this year. For a discussion of the Rocky Mountain lease terminations, see "– Off-Balance Sheet Arrangements – Rocky Mountain Lease Arrangements." During the peak years of the Plant Vogtle construction, we anticipate that our equity to capitalization ratio will continue declining even though the absolute level of margins and patronage capital are increasing,

    We had a strong liquidity position at December 31, 2012, with $1.4 billion of unrestricted available liquidity, including $299 million of cash.

    Our total assets increased to $8.3 billion at December 31, 2012 from $8.1 billion at December 31, 2011. The majority of this increase relates to an increase in total electric plant in connection with constructing the additional units at Plant Vogtle.

    We maintained adequate access to capital throughout 2012, issuing more than $260 million of long-term debt in the capital markets. We also utilized shorter-term credit arrangements, including commercial paper and a three-year bank term loan, to provide interim financing for the Plant Vogtle construction and the Smith acquisition at a very low cost. The average cost of funds on the $830 million of interim financing outstanding at December 31, 2012 was 0.76%. See "– Financing Activities" for a discussion of the long-term financing of these facilities.

    There was a net increase in long-term debt of $221 million at December 31, 2012 compared to December 31, 2011. This net increase was due to: i) the issuance of $250 million of first mortgage bonds and ii) $107 million of funds advanced under Rural Utilities Service-guaranteed loans during the year. The weighted average interest rate on the $5.9 billion of long-term debt outstanding at December 31, 2012 was 4.7%.

    Property additions and plant acquisitions during 2012 totaled $646 million and were financed with a combination of funds from operations and short-term and long-term borrowings. This includes costs related to the construction of the new Plant Vogtle units, environmental control facilities being installed at Plant Scherer, normal additions and replacements to existing generation facilities and purchases of nuclear fuel.

  Sources of Capital and Liquidity

    Sources of Capital.    Our operations have historically provided a sizable contribution to the funding of capital requirements, such that internally generated funds have provided interim funding or long-term capital for nuclear fuel purchases, replacements and additions to existing generation facilities, general plant additions, and retirement of long-term debt. However, due to the significant amount of expenditures relating to environmental compliance projects underway at Plants Scherer and Wansley, the construction of the new units at Plant Vogtle and the acquisitions of gas-fired generation, we are currently funding our capital requirements through a combination of funds generated from operations and short-term and long-term borrowings.

    We have historically obtained the majority of our long-term financing from Rural Utilities Service-guaranteed loans funded by the Federal Financing Bank. However, Rural Utilities Service funding levels are uncertain and may be limited at any point in the future due to budgetary and political pressures faced by Congress. The President's budget proposal for fiscal year 2013, which started on October 1, 2012, provides for $6.1 billion in loans – a reduction of less than 10% from 2012 levels. Not more than $2 billion could be made available for environmental improvements to fossil-fueled generation that would reduce emissions, with the remaining funding limited to renewable energy, transmission, distribution and carbon-capture projects on generation facilities, and low emission peaking units affiliated with energy facilities that produce electricity from solar, wind and other intermittent sources of energy. Although Congress has historically rejected proposals to dramatically curtail the Rural Utilities Service loan program, there can be no assurances that it will continue to do so. Because of these factors, we cannot predict the amount or cost of Rural Utilities Service loans that may be available to us in the future. See "BUSINESS – OGLETHORPE POWER CORPORATION – Relationship with the Rural Utilities Service."

    We have also obtained a substantial portion of our long-term financing requirements from the issuance of bonds in the taxable and tax-exempt capital markets, and expect to continue to access these markets in the future. However, the types of equipment that will qualify for tax-exempt financing are fewer than in the past due to changes in tax laws and regulations.

    Additionally, in connection with a federal loan guarantee program established under the Energy Policy Act of 2005, we have signed a conditional term sheet with the Department of Energy for up to $3.057 billion of the estimated $4.5 billion cost to construct our 30% undivided share of the two new nuclear units at Plant Vogtle.

    Therefore, any generation facilities that we are building or may build or acquire in the future will likely be financed long-term through a variety of sources. See "– Capital Requirements – Capital Expenditures" for more detailed information regarding our estimated capital expenditures. See "– Financing Activities" for more detailed information regarding our financing plans.

    Liquidity.    At December 31, 2012, we had $1.4 billion of unrestricted available liquidity to meet short-term cash needs and liquidity requirements, consisting of $299 million of cash and cash equivalents and $1.1 billion of unused and available committed short-term credit arrangements.

    Net cash provided by operating activities was $156 million in 2012, and averaged $208 million per year for the three-year period 2010 through 2012.

    At December 31, 2012, we had in excess of $1.9 billion of committed credit arrangements in place comprised of five separate facilities as reflected in the table below:

Committed Line of Credit Facilities

	(dollars in millions)
	Authorized Amount	Available 12/31/2012		Expiration Date

Unsecured facilities:
Syndicated Line led by Bank of America	$1,265	$560	(1)	June 2015
Syndicated Line led by CoBank	150	150		September 2014
CFC Line of Credit	110	110		September 2016
JPMorgan Chase Line of Credit	150	33	(2)	December 2013
Secured facilities:
CFC Line of Credit	250	250		December 2013

Total	$1,925	$1,103

(1)
Of the portion of this facility that is unavailable, $569 million is dedicated to support commercial paper we have issued and $136 million relates to letters of credit issued to support variable rate demand bonds.

(2)
Of the portion of this facility that is unavailable, $114 million relates to letters of credit issued to support variable rate demand bonds and $3 million relates to letters of credit issued to post collateral to third parties.

    We have the flexibility to use the $1.265 billion syndicated line of credit for several purposes, including borrowing for general corporate purposes, issuing letters of credit and backing up outstanding commercial paper.

    Under our commercial paper program we are authorized to issue commercial paper in amounts that do not exceed the amount of any committed backup lines of credit, thereby providing 100% dedicated support for any commercial paper outstanding.

    Under our unsecured committed lines of credit, we have the ability to issue letters of credit totaling $835 million in the aggregate, of which $583 million remained available at December 31, 2012. However, amounts related to issued letters of credit reduce the amount that would otherwise be available to draw for working capital needs. Also, due to the requirement to have 100% dedicated backup for any commercial paper outstanding, any amounts drawn under our committed credit facilities for working capital or related to issued letters of credit will reduce the amount of commercial paper that we can issue. The majority of our outstanding letters of credit are for the purpose of providing credit enhancement on variable rate demand bonds.

    We are currently issuing commercial paper to provide interim funding for (i) payments related to the construction of Vogtle Units No. 3 and No. 4, (ii) a portion of the cost to acquire Smith, (iii) the refinancing on an interim basis of certain pollution control revenue bonds, and (iv) the upfront payments made in connection with the interest rate hedging program. For a discussion of the Plant Vogtle construction, see "BUSINESS – OUR POWER SUPPLY RESOURCES – Future Power Resources – Plant Vogtle Units No. 3 and No. 4." For a discussion of the Smith acquisition, see Note 14 of Notes to Consolidated Financial Statements. For a discussion of our plans regarding permanent financing for Vogtle Units No. 3 and No. 4, the Smith acquisition and our refinancing of pollution control revenue bonds, see "– Financing Activities." For a discussion of the interest rate hedging program, see "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK – Interest Rate Risk."

    Between projected cash on hand and the credit arrangements currently in place, we believe we have sufficient liquidity to cover normal operations and our interim financing needs, including financing for the new Vogtle units under construction.

    Several of our line of credit facilities contain similar financial covenants that require us to maintain minimum patronage capital levels. Currently, we are required to maintain minimum patronage capital of $575 million. As of December 31, 2012, our patronage capital balance was $673 million. An additional covenant contained in several of our credit facilities limits our secured indebtedness to $9.5 billion and unsecured indebtedness to $4.0 billion. At December 31, 2012, we had approximately $5.8 billion of secured indebtedness outstanding and $935 million of unsecured indebtedness outstanding.

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

    Under a power bill prepayment program we offer, members can prepay their power bills from us at a discount for an agreed number of months in advance, after which point the funds are credited against the participating members' monthly power bills. Since the program began, we have received a total of $538 million in power bill prepayments from 22 members who have participated in the program. Currently, the balance remaining to be applied against future power bills is $190.5 million.

    In addition to unrestricted available liquidity, at December 31, 2012 we had $64.8 million of restricted liquidity including $64.7 million in restricted short-term investments pursuant to deposits made into a Rural Utilities Service Cushion of Credit Account. The deposits in the Cushion of Credit Account were made voluntarily and earn a guaranteed rate of interest of 5% per annum. The funds in the account, including interest thereon, can only be applied to debt service on Rural Utilities Service notes and Rural Utilities Service-guaranteed Federal Financing Bank notes. From time to time we may deposit additional funds into the Cushion of Credit Account. An additional $138.2 million was deposited into the Cushion of Credit Account subsequent to December 31, 2012.

    Liquidity Covenants.    At December 31, 2012, we had only one financial agreement in place containing a liquidity covenant. This covenant is in connection with the remaining Rocky Mountain lease transaction and requires us to maintain minimum liquidity of $50 million at all times during the term of the lease. We had sufficient liquidity to meet this covenant in 2012 and expect to have sufficient liquidity to meet this covenant in 2013.

  Financing Activities

    First Mortgage Indenture.    Our first mortgage debt is secured equally and ratably under the first mortgage indenture by a lien on substantially all of our tangible and some of our intangible assets, including those we acquire in the future. The mortgaged property includes our electric generating plants and some of our contracts for the purchase, sale or transmission of electricity of more than one year in duration or that relate to the ownership, operation, construction or maintenance of our electric generation facilities. At December 31, 2012, we had $5.67 billion outstanding under the first mortgage indenture.

    Smith, which we acquired in 2011, is currently owned by one of our wholly owned subsidiaries and not directly by us. Consequently, Smith is not currently included in the mortgaged property; however, we anticipate that it will become part of the mortgaged property by the second quarter of 2013.

    Rural Utilities Service-Guaranteed Loans.    We currently have six approved Rural Utilities Service-guaranteed loans, funded through the Federal Financing Bank, totaling $1.7 billion that are in various stages of being drawn down, with $996 million remaining to be advanced. Included in the approved loans is a $493 million loan covering the majority of the acquisition cost of Smith. We anticipate that the Smith loan will be closed and fully funded by the second quarter of 2013.

    All of the approved Rural Utilities Service loans will be funded through the Federal Financing Bank and guaranteed by the Rural Utilities Service, and the debt will be secured under our first mortgage indenture.

    Department of Energy-Guaranteed Loan.    The Department of Energy loan guarantee program was authorized pursuant to Title XVII of the Energy Policy Act of 2005, which is intended to support innovative technologies to reduce air pollutants, including greenhouse gases. Pursuant to this program, in May 2010 we signed a conditional term sheet with the Department of Energy that sets forth the general terms of a loan and related loan guarantee that would fund up to $3.057 billion of the cost to construct our 30% undivided share of Vogtle Units No. 3 and No. 4. The loan structure would entail a loan that is funded by the Federal Financing Bank carrying a federal loan guarantee provided by the Department of Energy, with the debt secured ratably with all other debt under our first mortgage indenture.

    Final approval and issuance of loan guarantees by the Department of Energy are subject to negotiation of definitive agreements, completion of due diligence by the Department of Energy and satisfaction of other conditions. Therefore, there can be no assurance that the Department of Energy will ultimately issue, or that we or the other Co-owners will accept, the loan guarantees. We expect that we will fund any Vogtle costs not funded under the Department of Energy loan guarantee program through capital market financings. The conditional commitment will expire on June 30, 2013, unless further extended by the Department of Energy.

    Bond Financings.    In November 2012, we issued $250 million of fixed rate first mortgage bonds, including $211 million as long-term financing for costs related to Vogtle Units No. 3 and No. 4 and $39 million to fund the portion of the acquisition cost of Smith that the Rural Utilities Service is not financing. To-date we have issued $1.36 billion of first mortgage bonds to fund the development and construction of the additional units at Plant Vogtle.

    Instead of remarketing the $212.8 million of pollution control revenue bonds, that were originally issued on our behalf by the Development Authorities of Appling, Burke and Monroe Counties, and were subject to mandatory tender on March 1, 2013, we elected to refund the bonds with commercial paper. In April 2013, we plan to refund the commercial paper through an issuance of $212.8 million of pollution control revenue bonds by the development authorities on our behalf.

  Capital Requirements

    Capital Expenditures.    As part of our ongoing capital planning, we forecast expenditures required for generating facilities and other capital projects. The table below details these forecasts for 2013 through 2015. Actual expenditures may vary from the estimates listed in the table because of factors such as changes in business conditions, design changes and rework required by regulatory bodies, delays in obtaining necessary regulatory approvals, construction delays, changing environmental requirements, and changes in cost of capital, equipment, material and labor.

Capital Expenditures(1)
(dollars in millions)
	2013	2014	2015	Total

Future Generation(2)	$458	$644	$539	$1,641
Existing Generation(3)	106	137	128	371
Environmental Compliance(4)	88	30	2	120
Nuclear Fuel(5)	108	127	103	338
General Plant	3	3	1	7

Total	$763	$941	$773	$2,477

(1)
Includes allowance for funds used during construction.
(2)
Relates to construction of Vogtle Units No. 3 and No. 4, excluding initial nuclear fuel core.
(3)
Normal additions and replacements to plant in-service
(4)
Pollution control equipment being installed at coal-fired Plants Scherer and Wansley.
(5)
Includes nuclear fuel on existing nuclear units and initial nuclear fuel core for Vogtle Units No. 3 and No. 4.

    In addition to the amounts reflected in the table above, we expect to incur capitalized costs of $985 million to complete construction of Vogtle Units No. 3 and No. 4. For information about steps we have taken to procure financing for this project, see "– Financing Activities."

    We are currently subject to extensive environmental regulations and may be subject to future additional environmental regulations, including future implementation of existing laws and regulations. Since alternative legislative and regulatory environmental compliance programs continue to be debated on a national level, particularly in relation to climate change, we cannot predict what capital costs may ultimately be required.

    Environmental compliance projects currently underway include the installation of flue gas desulfurization equipment and a selective catalytic reduction system at Plant Scherer and some mercury controls at Plant Wansley, all expected to be in service by the end of 2014.

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

    For additional information regarding environmental regulation, see "BUSINESS – REGULATION – Environmental."

    Contractual Obligations.    The table below reflects, as of December 31, 2012, our contractual obligations for the periods indicated.

Contractual Obligations
(dollars in millions)
	2013	2014- 2015	2016- 2017	Beyond 2017	Total

Long-Term Debt:
Principal(1)	$143	$693	$236	$4,859	$5,931
Interest(2)	280	536	532	3,755	5,103
Capital Leases(3)	36	61	30	160	287
Operating Leases	6	10	9	7	32
Rocky Mtn.Lease Transaction(4)	–	–	–	38	38
Chattahoochee O&M Agmts.	22	47	47	22	138
Asset Retirement Obligations(5)	–	3	5	2,428	2,436
Purchase Commitments(6)	176	182	95	201	654

Total	$663	$1,532	$954	$11,470	$14,619

(1)
Includes principal amounts that would be due if the credit support facilities for the 2009 and 2010 pollution control bonds were drawn upon and became payable in accordance with their terms, equal to $37 million in 2013, $37 million in 2014, and $171 million in 2015. To date, none of the credit support facilities backing the Series 2009 and 2010 bonds have been drawn upon for principal and we anticipate extending these facilities before their expiration. The nominal maturities of the 2009 and 2010 pollution control bonds range from 2030 through 2038.

(2)
Includes interest expense related to variable rate debt. Future variable rates are based on projected LIBOR and SIFMA interest rate curves as of February 2013.

(3)
Amounts represent total rental payment obligations, not amortization of debt underlying the leases.

(4)
We have entered into an Equity Funding Agreement for a third party to fund this obligation. For additional information, see "– Off-Balance Sheet Arrangements-Rocky Mountain Lease Arrangement."

(5)
A substantial portion of this amount relates to the decommissioning of nuclear facilities.

(6)
Includes commitments for the procurement of coal and nuclear fuel and natural gas related transportation agreements. Contracts for coal and nuclear fuel procurement, in most cases, contain provision for price escalations, minimum purchase levels and other financial commitments.

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

    We have financial and other contractual agreements in place containing provisions which, upon a credit rating downgrade below specified levels, may require the posting of collateral in the form of letters of credit or other acceptable collateral. Our primary exposure to potential collateral postings is at rating levels of BBB-/Baa3 or below. As of December 31, 2012, our maximum potential collateral requirements were as follows:

    At senior secured rating levels:

•
a total of approximately $50 million at a senior secured level of BBB-/Baa3,

•
a total of approximately $183 million at a senior secured level of BB+/Ba1 or below, and

    At senior unsecured or issuer rating levels:

•
a total of approximately $742,000 at a senior unsecured or issuer rating level of BB+/Ba1 or below.

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

    Given our current level of ratings, our management does not have any reason to expect a downgrade that would result in credit ratings below the rating triggers contained in any of our financial and contractual agreements. However, our ratings reflect only the views of the rating agencies and we cannot give any assurance that our ratings will be maintained at current levels for any period of time.

  Off-Balance Sheet Arrangements

    We are liable for certain contractual obligations for which another party is primarily liable, and we would be expected to pay only if the other party fails to satisfy such obligations. Currently, our only off-balance sheet obligations are in connection with the Rocky Mountain lease arrangement; however, as a result of the lease terminations described below, these obligations are not material.

    Rocky Mountain Lease Arrangements.    In December 1996 and January 1997, we entered into six long-term lease transactions relating to our 74.61% undivided interest in Rocky Mountain. In each transaction, we leased a portion of our undivided interest in Rocky Mountain to six separate owner trusts for the benefit of three investors, referred to as owner participants, for a term equal to 120% of the estimated useful life of Rocky Mountain. Immediately thereafter, the owner trusts leased their undivided interests in Rocky Mountain to our wholly owned subsidiary, Rocky Mountain Leasing Corporation, or RMLC, for a term of 30 years under six separate leases. RMLC then subleased the undivided interests back to us under six separate leases for an identical term.

    In 2012, we terminated five of the six lease transactions prior to the end of their lease terms. The five leases were each owned by separate owner trusts for the benefit of two of the owner participants, and represented approximately 90% of the six original lease transactions. As a result, only one of the original lease arrangements, approximately 10% of the original lease transactions, remains in place. The termination of these five leases significantly reduced our exposure to the credit counterparties participating in the leases. Our negotiated cost to terminate the five leases represented a substantial discount to the amount that would otherwise be due pursuant to the contractual provisions for an early termination event under the lease documents. These lease transactions, and the subsequent terminations thereof, had substantially no effect on our ownership, possession or use of Rocky Mountain. See Note 4 of Notes to Consolidated Financial Statements for additional information regarding these terminations.

    If at any point during the term of the remaining lease the owner participant is willing to terminate the lease on terms acceptable to us, we would terminate this lease transaction. If the remaining lease transaction runs through its base term, we will exercise one of our options under the lease documents. One of these options is to cause RMLC to purchase the owner trust's undivided interest in Rocky Mountain at a fixed purchase price with funds that were set aside at the beginning of the lease term and designed to match the fixed purchase price at the end of the lease term.

    The assets of RMLC are not available to pay our creditors or our affiliates', other than RMLC, creditors.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Due to our cost-based rate structure, we have limited exposure to market risks. However, changes in interest rates, equity prices, and commodity prices may result in fluctuations in member rates. We use derivatives only to manage this volatility and do not use derivatives for speculative purposes.

    The Dodd-Frank Wall Street Reform and Consumer Protection Act enacted in July 2010 could impact our use of over-the-counter derivatives. As a commercial end-user, we are exempt from certain provisions of the Dodd-Frank Act and we expect our cooperative status to exempt us from certain additional requirements. However, we will be subject to regulations that could impose additional requirements on the use of over-the-counter derivatives, such as margin and reporting requirements, which could affect the availability and cost of over-the-counter derivatives. The full and final impact and cost of the Dodd-Frank Act, which we do not expect to be significant, cannot be determined until all regulations are finalized.

    For additional information regarding our rate structure, see "BUSINESS – OGLETHORPE POWER CORPORATION – Electric Rates."

    We have an executive risk management and compliance committee that provides general oversight over corporate compliance and all risk management activities, including, but not limited to, commodity trading, fuels management, insurance procurement, debt management, investment portfolio management, environmental compliance, and electric reliability compliance. This committee is comprised of our chief executive officer, chief operating officer, chief financial officer and the executive vice president, member and external relations. The risk management and compliance committee has implemented comprehensive risk management policies to manage and monitor credit, market price, and other corporate risks. These policies also specify controls and authorization levels related to various risk management activities. The committee frequently meets to review corporate exposures, risk management strategies, hedge positions, and compliance matters. The audit committee of our board of directors receives regular reports on corporate exposures, risk management and compliance activities and the actions of the risk management and compliance committee. For further discussion of our board of director's oversight of risk management and compliance, see "DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE – Board of Directors' Role in Risk Oversight."

Interest Rate Risk

    At December 31, 2012, we were exposed to the risk of changes in interest rates related to our $1.4 billion of variable rate debt, which includes $570 million of commercial paper outstanding (which typically has maturities of between 1 and 90 days), a $260 million bank term loan and $581 million of pollution control bond debt outstanding (including weekly rate bonds, auction rate securities subject to repricing every 35 days and term rate bonds which we subsequently refunded on March 1, 2013 on an interim basis using commercial paper, and which we plan to refund in April 2013 with term rate pollution control bonds). At December 31, 2012, the weighted average interest rate on this variable rate debt was 0.85%. If, during 2013, interest rates on this debt changed a hypothetical 100 basis points on the respective repricing dates and remained at that level for the remainder of the year, annual interest expense would change by approximately $14 million.

    Our objective in managing interest rate risk is to maintain a balance of fixed and variable rate debt that will lower our overall borrowing costs within reasonable risk parameters. As part of this debt management strategy we have a general guideline of having between 15% and 30% variable rate debt to total debt. At December 31, 2012, we had 22% of our total debt, including commercial paper and capital lease debt, in a variable rate mode.

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

    In addition to interest rate risk on existing debt, we are exposed to the risk of rising interest rates due to the significant amount of new long-term debt we expect to incur in connection with anticipated capital expenditures, particularly the construction of Vogtle Units No. 3 and No. 4. To mitigate the risk of rising interest rates, in the fourth quarter of 2011, we hedged a portion of our interest rate risk related to the financing of the new Vogtle units. Under this program, we made upfront premium payments of $100 million to purchase interest rate options to hedge the interest rates on approximately $2.2 billion of debt that will be used to finance the new Vogtle units.

    The interest rate options we purchased, commonly known as LIBOR swaptions, give us the future right, but not the obligation, to enter into a swap in which we would pay a fixed rate and receive a floating LIBOR rate. However, the swaptions are required to be cash settled based on their value on the expiration date before any payments on the underlying swap are actually made. As a result, the swaptions effectively cap our interest rates by offsetting the present value cost of an increase in interest rates above the fixed rate. The cash settlement value depends on the extent to which prevailing LIBOR swap rates exceed the fixed rate on the underlying swap, and the value would be zero if swap rates are at or below the fixed rate upon expiration. The fixed rates on the LIBOR swaptions we purchased are in the range of 150 to 200 basis points above LIBOR swap rates in effect as of December 31, 2012 and the weighted average fixed rate is 4.17%. The swaptions' expiration dates are timed to match the borrowing schedule for the new Vogtle units that was in place when we implemented this hedging program and the swaptions are designed to hedge the interest rates for a portion of these borrowings from 2013 through 2017.

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

    We expect to defer any gains or losses from the change in fair value of each swaption and related carrying and other incidental costs. The deferred costs, which are not expected to exceed $135 million, and deferred gains, if any, from the sale or settlement of the swaptions will then be amortized and collected in rates over the life of the $2.2 billion of debt that we hedged with the swaptions.

  Capital Leases

    We entered into a power purchase and sale agreement with Doyle I, LLC to purchase all of the output from a five-unit gas-fired generation facility. The Doyle agreement is reported on our balance sheet as a capital lease. The lease payments vary to the extent the interest rate on the lessor's debt varies from 6.00%. At December 31, 2012, the weighted average interest rate on the lease obligation was 5.90%.

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

    A 10% decline in the value of the internal and external funds' equity securities as of December 31, 2012 would result in a loss of value to the funds of approximately $19 million. For further discussion on our nuclear decommissioning trust funds, see Note 1 of Notes to Consolidated Financial Statements.

Commodity Price Risk

  Coal

    We are also exposed to the risk of changing prices for fuels, including coal and natural gas. We have interests in 1,501 megawatts of coal-fired nameplate capacity at Plants Scherer and Wansley. We purchase coal under term contracts and in spot-market transactions. Some of our coal contracts provide volume flexibility and most have fixed or capped prices. We anticipate that our existing contracts and stockpiles will provide fixed prices for 100% of our remaining 2013 forecasted coal requirements at Plants Scherer and Wansley, respectively, and 72% and 100% of our forecasted 2014 coal requirements at Plants Scherer and Wansley, respectively.

    The objective of our coal procurement strategy is to ensure reliable coal supply and some price stability for our members. Our strategy focuses on coal commitments for up to 7 years. The procurement guidelines provide for layering in fixed and/or capped prices by annually entering into coal contracts for a portion of projected coal need for up to 7 years.

  Natural Gas

    We own, lease or operate eight gas fired generation facilities totaling 4,170 megawatts of nameplate capacity. See "PROPERTIES – Generating Facilities" and "BUSINESS – OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES – Member Power Supply Resources – Smarr EMC."

    We manage exposure to fluctuations in the market price of natural gas for approximately 15 of our members who have elected to participate in our natural gas hedging program. This program layers in fixed prices over a rolling eight-quarter time horizon using natural gas swap arrangements for a portion of the forecasted gas requirements related to the gas-fired resources that we manage and/or operate. We also use natural gas swap arrangements to hedge natural gas requirements associated with short-term electricity sales into the wholesale market. Under these swap agreements, we pay the counterparty a fixed price for specified natural gas quantities and receive a payment for such quantities based on a market price index. These payment obligations are netted, such that if the market price index is lower than the fixed price, we will make a net payment, and if the market price index is higher than the fixed price, we will receive a net payment. If the natural gas swaps had been terminated on December 31, 2012, we would have made a net payment of approximately $1.1 million. As of December 31, 2012, approximately 8% of our 2013 total system forecasted natural gas requirements (including requirements for the Smarr facilities) were hedged under swap arrangements. A hypothetical 10% decline in the market price of natural gas would have resulted in a decrease of approximately $1.9 million to the fair value of our natural gas swap agreements. Effective April 1 of each year, additional members may elect to participate in our natural gas hedging program. Members may choose to discontinue receiving these natural gas price management services at any time.

Changes in Risk Exposure

    Our exposure to changes in interest rates, the price of equity securities we hold, and commodity prices have not changed materially from the previous reporting period.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index To Financial Statements

Page
Consolidated Statements of Revenues and Expenses, For the Years Ended December 31, 2012, 2011 and 2010	58
Consolidated Statements of Comprehensive Margin, For the Years Ended December 31, 2012, 2011 and 2010	59
Consolidated Balance Sheets, As of December 31, 2012 and 2011	60
Consolidated Statements of Capitalization, As of December 31, 2012 and 2011	62
Consolidated Statements of Cash Flows, For the Years Ended December 31, 2012, 2011 and 2010	63
Consolidated Statements of Patronage Capital and Membership Fees and Accumulated Other Comprehensive Margin (Deficit), For the Years Ended December 31, 2012, 2011, and 2010	64
Notes to Consolidated Financial Statements	65
Report of Independent Registered Public Accounting Firm	87

(This page intentionally left blank)

OGLETHORPE POWER CORPORATION
CONSOLIDATED STATEMENTS OF REVENUES AND EXPENSES
For the years ended December 31, 2012, 2011 and 2010

	(dollars in thousands)
	2012	2011	2010

Operating revenues:
Sales to Members	$1,204,008	$1,224,238	$1,292,667
Sales to non-Members	120,102	166,040	1,478

Total operating revenues	1,324,110	1,390,278	1,294,145

Operating expenses:
Fuel	516,223	531,147	501,113
Production	371,909	357,069	332,236
Depreciation and amortization	160,849	199,040	131,491
Purchased power	50,022	56,634	59,076
Accretion	19,554	18,249	17,131
Deferral of Hawk Road and Smith Energy Facilities effect on net margin	(16,280)	(9,681)	13,849

Total operating expenses	1,102,277	1,152,458	1,054,896

Operating margin	221,833	237,820	239,249

Other income:
Investment income	28,684	29,496	30,208
Gain on termination of Rocky Mountain transactions	18,976	–	–
Amoritization of deferred gains	4,535	5,660	5,660
Allowance for equity funds used during construction	2,879	2,904	2,417
Other	6,413	6,204	5,366

Total other income	61,487	44,264	43,651

Interest charges:
Interest expense	307,482	296,138	266,641
Allowance for debt funds used during construction	(83,892)	(72,692)	(41,593)
Amortization of debt discount and expense	20,410	20,901	24,119

Net interest charges	244,000	244,347	249,167

Net margin	$39,320	$37,737	$33,733

The accompanying notes are an integral part of these consolidated financial statements.

OGLETHORPE POWER CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE MARGIN
For the years ended December 31, 2012, 2011, 2010

	(dollars in thousands)
	2012	2011	2010

Net Margin	$39,320	$37,737	$33,733

Other comprehensive margin:
Unrealized gain on available-for-sale securities	285	1,087	784

Total comprehensive margin	$39,605	$38,824	$34,517

The accompanying notes are an integral part of these consolidated financial statements.

OGLETHORPE POWER CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2012 and 2011

	(dollars in thousands)
	2012	2011

Assets
Electric plant:
In service	$7,506,707	$7,335,866
Less: Accumulated provision for depreciation	(3,472,087)	(3,328,585)

	4,034,620	4,007,281
Nuclear fuel, at amortized cost	321,196	284,205
Construction work in progress	2,240,920	1,784,264

Total electric plant	6,596,736	6,075,750

Investments and funds:
Nuclear decommissioning trust fund	300,785	268,597
Deposit on Rocky Mountain transactions	14,392	132,048
Investment in associated companies	60,770	57,626
Long-term investments	77,022	80,055
Restricted cash	8,953	43,070
Other, at cost	1,084	3,564

Total investments and funds	463,006	584,960

Current assets:
Cash and cash equivalents	298,565	443,671
Restricted short-term investments	64,671	106,676
Receivables	134,896	124,650
Inventories, at average cost	263,949	246,795
Prepayments and other current assets	16,073	16,175

Total current assets	778,154	937,967

Deferred charges and other assets:
Deferred debt expense, being amortized	63,210	67,470
Regulatory assets	352,902	351,547
Other	60,558	61,135

Total deferred charges	476,670	480,152

Total assets	$8,314,566	$8,078,829

The accompanying notes are an integral part of these consolidated financial statements.

OGLETHORPE POWER CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2012 and 2011

	(dollars in thousands)
	2012	2011

Equity and Liabilities
Capitalization:
Patronage capital and membership fees	$673,009	$633,689
Accumulated other comprehensive margin	903	618

	673,912	634,307
Long-term debt	5,784,130	5,562,925
Obligations under capital leases	135,943	146,781
Obligation under Rocky Mountain transactions	14,392	132,048

Total capitalization	6,608,377	6,476,061

Current liabilities:
Long-term debt and capital leases due within one year	168,393	172,818
Short-term borrowings	569,480	461,093
Accounts payable	145,451	134,095
Accrued interest	58,649	91,106
Accrued and withheld taxes	4,881	21,118
Members power bill prepayments, current	65,079	66,819
Other current liabilities	19,539	25,080

Total current liabilities	1,031,472	972,129

Deferred credits and other liabilities:
Gain on sale of plant, being amortized	23,638	26,113
Asset retirement obligations	381,362	298,758
Member power bill prepayments, non-current	40,853	35,500
Power sale agreement, being amortized	40,355	54,816
Regulatory liabilities	129,985	164,000
Other	58,524	51,452

Total deferred credits and other liabilities	674,717	630,639

Total equity and liabilities	$8,314,566	$8,078,829

Commitments and Contingencies (Notes 1, 9, 11 and 13)

The accompanying notes are an integral part of these consolidated financial statements.

OGLETHORPE POWER CORPORATION
CONSOLIDATED STATEMENTS OF CAPITALIZATION
December 31, 2012 and 2011

	(dollars in thousands)
	2012	2011

Long-term debt:
Mortgage notes payable to the Federal Financing Bank at interest rates varying from 2.20% to 8.43% (average rate of 4.86% at December 31, 2012) due in quarterly installments through 2043	$2,115,640	$2,125,149
Mortgage notes payable to National Rural Utilities Cooperative Finance Corporation at interest rates varying from 3.25% to 4.90% (average rate of 4.19% at December 31, 2012) due in quarterly installments through 2020	6,659	7,388
Mortgage bonds payable:
• Series 2006
First Mortgage Bonds, 5.534%, due 2031 through 2035	300,000	300,000
• Series 2007
First Mortgage Bonds, 6.191%, due 2024 through 2031	500,000	500,000
• Series 2009A
First Mortgage Bonds, 6.10%, due 2019	350,000	350,000
• Series 2009B
First Mortgage Bonds, 5.95%, due 2039	400,000	400,000
• Series 2009
Clean renewable energy bond, 1.81%, due 2024	12,124	13,134
• Series 2010A
First Mortgage Bonds, 5.375% due 2040	450,000	450,000
• Series 2011A
First Mortgage Bonds, 5.25% due 2050	300,000	300,000
• Series 2012A
First Mortgage Bonds, 4.20% due 2042	250,000	–
Mortgage notes issued in connection with the sale of pollution control revenue bonds through the Development Authorities of Appling, Burke, Heard and Monroe Counties, Georgia:
• Series 1992A Monroe
Serial bonds, fully redeemed January 2012	–	10,371
• Series 2003A Burke, Heard, Monroe and 2003B Burke
Auction rate bonds, 0.32%, due 2024	95,230	95,230
• Series 2004 Burke and Monroe
Auction rate bonds, 0.32%, due 2020	11,525	11,525
• Series 2005 Burke and Monroe
Auction rate bonds, 0.32%, due 2040	15,865	15,865
• Series 2008A through 2008C Burke
Fixed rate bonds, 5.30% to 5.70%, due 2032 through 2043	255,035	255,035
• Series 2008E Burke
Fixed rate bonds, 7.00%, due 2020 through 2023	144,750	144,750
• Series 2008G Burke
Term rate bonds, 0.90% through February 28, 2013, due 2039	22,325	22,325
• Series 2009A Heard and Monroe, and 2009B Monroe
Weekly rate bonds, 0.15%, due 2030 through 2038	112,055	112,055
• Series 2010A Burke and Monroe, and 2010B Burke
Weekly rate bonds, 0.13% to 0.15%, due 2036 through 2037	133,550	133,550
• Series 2011A Appling, Burke and Monroe
Term rate bonds, 2.50% through February 28, 2013, due 2038 through 2040	180,380	180,380
• Series 2012A Monroe
Term rate bonds, 0.90% through February 28, 2013, due 2039	10,055	–
CoBank, ACB notes payable:
• Transmission mortgage notes payable: variable at 2.09% to 3.25% through January 30, 2013, due in bimonthly installments through September 1, 2019	5,256	5,746

Total Secured Long-term, net	$5,670,449	$5,432,503
Unsecured bank term loans:
Notes payable: variable at 1.46% through January 8, 2013, due April 2014	260,000	260,000

Total long-term debt	$5,930,449	$5,692,503
Obligations under capital leases	161,249	191,900
Obligation under Rocky Mountain transactions	14,392	132,048
Patronage capital and membership fees	673,009	633,689
Accumulated other comprehensive margin	903	618

Subtotal	6,780,002	6,650,758
Less: long-term debt and capital leases due within one year	(168,393)	(172,818)
Less: unamortized bond discounts on long-term debt	(3,232)	(1,879)

Total capitalization	$6,608,377	$6,476,061

The accompanying notes are an integral part of these consolidated financial statements

OGLETHORPE POWER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2012, 2011 and 2010

	(dollars in thousands)
	2012	2011	2010

Cash flows from operating activities:
Net margin	$39,320	$37,737	$33,733

Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization, including nuclear fuel	301,442	321,715	250,723
Accretion cost	19,554	18,249	17,131
Amortization of deferred gains	(45,952)	(5,660)	(5,660)
Allowance for equity funds used during construction	(2,879)	(2,904)	(2,417)
Deferred outage costs	(26,392)	(56,358)	(25,911)
Deferral of Hawk Road and Smith Energy Facilities effect on net margin	(16,280)	(9,681)	13,849
Gain on sale of investments	(10,784)	(14,915)	(14,239)
Regulatory deferral of costs associated with nuclear decommissioning	(710)	5,089	5,480
Other	(7,786)	(10,598)	(9,022)
Change in operating assets and liabilities:
Receivables	(17,465)	(8,456)	(7,299)
Inventories	(17,154)	(40,774)	38,022
Prepayments and other current assets	(355)	(2,146)	(4,023)
Accounts payable	(12,714)	8,617	(729)
Accrued interest	(32,457)	14,671	25,488
Accrued and withheld taxes	(16,237)	(6,362)	2,307
Other current liabilities	(412)	542	791
Member power bill prepayments	3,613	(10,177)	(88,018)

Total adjustments	117,032	200,852	196,473

Net cash provided by operating activities	156,352	238,589	230,206

Cash flows from investing activities:
Property additions	(646,486)	(839,503)	(669,206)
Plant acquisitions	–	(530,293)	–
Activity in nuclear decommissioning trust fund – Purchases	(657,638)	(1,068,979)	(608,542)
– Proceeds	651,709	1,063,277	603,600
Activity in bond, reserve and construction funds – Purchases	2,719	–	–
Decrease (increase) in restricted cash and cash equivalents	34,574	(37,383)	16,105
Decrease (increase) in restricted short-term investments	42,005	(9,390)	(16,696)
Activity in other long-term investments – Purchases	(6,278)	(2,469)	(6,822)
– Proceeds	14,772	1,100	18,524
Activity on interest rate options – Purchases / Collateral returned	(208,850)	(100,000)	–
– Collateral received	174,730	43,070	–
Other	(19,055)	(10,254)	2,822

Net cash used in investing activities	(617,798)	(1,490,824)	(660,215)

Cash flows from financing activities:
Long-term debt proceeds	366,008	1,163,593	740,124
Long-term debt payments	(164,938)	(288,722)	(240,185)
Increase in short-term borrowings	108,386	155,135	22,325
Other	6,884	(6,312)	888

Net cash provided by financing activities	316,340	1,023,694	523,152

Net (decrease) increase in cash and cash equivalents	(145,106)	(228,541)	93,143
Cash and cash equivalents at beginning of period	443,671	672,212	579,069

Cash and cash equivalents at end of period	$298,565	$443,671	$672,212

Supplemental cash flow information:
Cash paid for –
Interest (net of amounts capitalized)	$246,705	$196,629	$187,958

Supplemental disclosure of non-cash investing and financing activities:
Change in plant expenditures included in accounts payable	$32,657	$(7,848)	$138,898

The accompanying notes are an integral part of these consolidated financial statements.

OGLETHORPE POWER CORPORATION
CONSOLIDATED STATEMENTS OF PATRONAGE CAPITAL AND MEMBERSHIP FEES AND
ACCUMULATED OTHER COMPREHENSIVE MARGIN (DEFICIT)
For the years ended December 31, 2012, 2011 and 2010

	(dollars in thousands)
	Patronage Capital and Membership Fees	Accumulated Other Comprehensive Margin (Deficit)	Total

Balance at December 31, 2009	$562,219	$(1,253)	$560,966

Components of comprehensive margin in 2010
Net margin	33,733	–	33,733
Unrealized gain on available-for-sale securities	–	784	784

Total comprehensive margin			34,517

Balance at December 31, 2010	595,952	(469)	595,483

Components of comprehensive margin in 2011
Net margin	37,737	–	37,737
Unrealized gain on available-for-sale securities	–	1,087	1,087

Total comprehensive margin			38,824

Balance at December 31, 2011	633,689	618	634,307

Components of comprehensive margin in 2012
Net margin	39,320	–	39,320
Unrealized gain on available-for-sale securities	–	285	285

Total comprehensive margin			39,605

Balance at December 31, 2012	$673,009	$903	$673,912

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2012, 2011 and 2010

1. Summary of significant accounting policies:

a. Business description

    Oglethorpe Power Corporation is an electric membership corporation incorporated in 1974 and headquartered in metropolitan Atlanta, GA that operates on a not-for-profit basis. We are owned by 38 retail electric distribution cooperative members in Georgia. The wholesale electric power we provide consists of a combination of generating units totaling 6,844 megawatts of nameplate capacity. Our members in turn distribute energy on a retail basis to approximately 4.1 million people.

b. Basis of accounting

    Our consolidated financial statements include our accounts and the accounts of our majority-owned and controlled subsidiaries. We have determined that there are no accounts of variable interest entities for which we are the primary beneficiary. We have eliminated any intercompany profits and transactions in consolidation.

    We follow generally accepted accounting principles in the United States. We maintain our accounts in accordance with the Uniform System of Accounts of the Federal Energy Regulatory Commission as modified and adopted by the Rural Utilities Service. We also apply the accounting guidance for regulated operations.

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2012 and 2011 and the reported amounts of revenues and expenses for each of the three years in the period ended December 31, 2012. Actual results could differ from those estimates.

c. Patronage capital and membership fees

    We are organized and operate as a cooperative. Our members paid a total of $195 in membership fees. Patronage capital includes retained net margin. Any excess of revenue over expenditures from operations is treated as advances of capital by our members and is allocated to each of them on the basis of their fixed percentage capacity cost responsibilities in our generation and purchased power resources.

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

Accumulated Other Comprehensive Margin (Deficit)
(dollars in thousands)
Available-for-sale Securities

Balance at December 31, 2009	$(1,253)
Unrealized gain	784

Balance at December 31, 2010	(469)
Unrealized gain	1,087

Balance at December 31, 2011	618
Unrealized gain	285

Balance at December 31, 2012	$903

e. Margin policy

    We are required under the first mortgage indenture to produce a margins for interest ratio of at least 1.10 for each fiscal year. For the years 2012, 2011 and 2010, we achieved a margins for interest ratio of 1.14.

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

    Operating revenues from sales to non-members consists of capacity and energy sales to Georgia Power Company, as well as energy sales to other non-members. These capacity and energy sales are primarily associated with the Thomas A. Smith Energy Facility, formerly known as the Murray Energy Facility, which we acquired in April 2011. The agreement with Georgia Power, which was for the sale of the entire output of Unit No. 1 of Smith, expired on May 31, 2012. For further discussion of the Smith acquisition, see Note 14.

    The following table reflects members whose revenues accounted for 10% or more of our total operating revenues in 2012, 2011 and 2010:

	2012	2011	2010

Cobb EMC	12.8%	12.5%	14.5%
Jackson EMC	11.9%	10.9%	11.6%
Sawnee EMC(1)	n/a	n/a	10.6%

(1)
In 2012 and 2011, Sawnee accounted for less than 10% of our total operating revenues.

    In 2011, the Rural Utilities Service approved a rate change that permitted us to implement two rate management programs that allow us to expense and recover certain costs on a current basis that would otherwise be capitalized. The subscribing members of Smith and/or Vogtle Units No. 3 and No. 4, can elect to participate in one, both or neither of these two plans on an annual basis. The Smith program allows for the accelerated recovery of deferred net costs related to Smith. The Smith program became effective December 31, 2011. The Vogtle program allows for the recovery of financing costs associated with the construction of Vogtle Units No. 3 and No. 4 on a current basis. This program became effective January 1, 2012. Under these programs, amounts billed to our members in 2011 and 2012 were $5,436,000 and $26,149,000, respectively.

g. Receivables

    A substantial portion of our receivables are related to electricity sales to our members. Receivables are recorded at the invoiced amount and do not bear interest. Our members are required through the wholesale power contracts to reimburse us for all costs. Member receivables at December 31, 2012 and 2011 were $109,673,000 and $108,920,000, respectively. The remainder of our receivables is primarily related to transactions with affiliated companies, electricity sales to non-members and to interest income on investments. Uncollectible amounts, if any, are identified on a specific basis and charged to expense in the period determined to be uncollectible.

h. Nuclear fuel cost

    The cost of nuclear fuel, including a provision for the disposal of spent fuel, is being amortized to fuel expense based on usage. The total nuclear fuel expense for 2012, 2011 and 2010 amounted to $81,723,000, $74,814,000, and $65,916,000, respectively.

    Contracts with the U.S. Department of Energy have been executed to provide for the permanent disposal of spent nuclear fuel produced at Hatch and Vogtle. The Department of Energy failed to begin disposing of spent fuel in January 1998 as required by the contracts, and Georgia Power, as agent for the co-owners of the plants has pursued and continues to pursue legal remedies against the Department of Energy for breach of contract.

    On April 5, 2012, the U.S. Court of Federal Claims issued a final order for judgment in favor of Georgia Power in a lawsuit seeking damages for nuclear fuel spent storage costs incurred at Plant Hatch and Plant Vogtle Units No. 1 and No. 2 from 1998 through 2004. Our ownership share of the $54,017,000 total award was $16,205,000. The judgment was recorded in June 2012 and resulted in a $9,679,000 reduction in total operating expenses and a $6,526,000 reduction to plant in service.

    In a second claim filed in 2008 against the Department of Energy by Georgia Power as agent for the co-owners, damages for nuclear fuel spent storage costs at Hatch and Vogtle Units No. 1 and No. 2 are being sought for the period of January 2005 through December 2010. No amounts have been recognized in the financial statements as of December 31, 2012 for the second claim. The final outcome of this matter cannot be determined at this time.

    An on-site dry storage facility for Hatch is operational and can be expanded to accommodate spent fuel through the life of the plant. Sufficient storage capacity is available at Plant Vogtle in the spent fuel pools to maintain full core discharge capacity for both units into 2014. Construction of an on-site dry storage facility at Vogtle Units No.1 and No. 2 has commenced to ensure that we maintain spent fuel pool full-core discharge capability beyond 2014.

i. Asset retirement obligations and other retirement costs

    Asset retirement obligations are computed as the present value of the costs for an asset's future retirement and are recorded in the period in which the liability is incurred. The liability we recognized primarily relates to decommissioning at our nuclear facilities. In addition, we have retirement obligations related to ash ponds, landfill sites and asbestos removal.

    Under the accounting provisions for regulated operations, we record an offsetting regulatory asset or liability to reflect the difference in timing of recognition of the costs of decommissioning for financial statement purposes and for ratemaking purposes. We estimate an annual increase of approximately $200,000 over the next several years to the regulatory asset. For information regarding the regulatory asset for asset retirement obligations, see Note 1s.

    In December 2012, we obtained revised asset retirement obligation studies associated with nuclear decommissioning at Hatch Unit No. 1 and No. 2, Vogtle Unit No. 1 and No. 2 and the decommissioning of ash ponds at Plants Scherer and Wansley. The change in cash flow estimates for both nuclear and ash pond decommissioning are reflected in the table below. For information regarding 2012 site studies associated with nuclear decommissioning, see Note 1j.

    The following tables reflect the details of the Asset Retirement Obligations included in the balance sheets for the years 2012 and 2011.

	(dollars in thousands)
	2012	2011

Balance at beginning of year	$298,758	$280,496
Liabilities incurred	1,632	423
Liabilities settled	(1,117)	(410)
Accretion	19,554	18,249
Change in Cash Flow Estimate	62,535	–

Balance at end of year	$381,362	$298,758

    Accounting standards for asset retirement and environmental obligations does not permit non-regulated entities to accrue future retirement costs associated with long-lived assets for which there are no legal obligations to retire. In accordance with regulatory treatment of these costs, we continue to recognize the retirement costs for these other obligations in depreciation rates. For information regarding accumulated retirement costs for other obligations, see Note 1s.

j. Nuclear decommissioning trust fund

    The Nuclear Regulatory Commission (NRC) requires all licensees operating commercial power reactors to establish a plan for providing, with reasonable assurance, funds for decommissioning. We have established external trust funds to comply with the NRC's regulations. The funds set aside for decommissioning are managed by unrelated third party investment managers with the discretion to buy, sell and invest pursuant to investment objectives and restrictions set forth in agreements entered into between us and the investment managers. The funds are invested in a diversified mix of equity and fixed income securities. We have limited oversight of the day-to-day management of the fund investments.

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

    Nuclear decommissioning cost estimates are based on site studies and assume prompt dismantlement and removal of both the radiated and non-radiated portions of the plant from service. Actual decommissioning costs may vary from these estimates because of changes in the assumed date of decommissioning, changes in regulatory requirements, changes in technology, and changes in costs of labor, materials and equipment. The estimated costs of decommissioning are based on the most current study performed in 2012. Our portion of the estimated costs of decommissioning co-owned nuclear facilities were as follows:

	(dollars in thousands)
2012 site study	Hatch Unit No. 1	Hatch Unit No. 2	Vogtle Unit No. 1	Vogtle Unit No. 2

Expected start date of decommissioning	2034	2038	2047	2049
Estimated costs based on site study in 2012 dollars	$186,000	$252,000	$182,000	$241,000

    We have not collected any provision for decommissioning during the years 2012, 2011 and 2010 because the balance in the decommissioning trust fund is expected to be sufficient to fund the nuclear decommissioning obligation in future years. In projecting future costs, the escalation rate for labor, materials and equipment was assumed to be 2.4%. We assume a 6.0% earnings rate for our decommissioning trust fund assets. Since inception (1990) to 2012, the nuclear decommissioning trust fund has produced an average annualized return of approximately 7.1%. Notwithstanding the results of the revised site studies, our management believes that any increase in cost estimates of decommissioning can be recovered in future rates.

k. Depreciation

    Depreciation is computed on additions when they are placed in service using the composite straight-line method. The depreciation rates for steam and nuclear below reflect revised rates from 2011 depreciation rate studies. Annual depreciation rates, as approved by the Rural Utilities Service, in effect in 2012, 2011 and 2010 were as follows:

	Range of Useful Life in years*	2012	2011	2010

Steam production	49-65	1.85%	1.88%	1.56%
Nuclear production	37-60	1.54%	1.45%	1.50%
Hydro production	50	2.00%	2.00%	2.00%
Other production	27-33	2.74%	2.74%	2.60%
Transmission	36	2.75%	2.75%	2.75%
General	3-50	2.00-33.33%	2.00-33.33%	2.00-33.33%

* Calculated based on the composite depreciation rates in effect for 2012.

    Depreciation expense for the years 2012, 2011 and 2010 was $164,901,000, $165,603,000, and $161,395,000, respectively.

l. Electric plant

    Electric plant is stated at original cost, which is the cost of the plant when first dedicated to public service, plus the cost of any subsequent additions. Cost includes an allowance for the cost of equity and debt funds used during construction and allocable overheads. For the years ended 2012, 2011 and 2010, the allowance for funds used during construction rates were 5.12%, 5.55% and 5.73%, respectively.

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

n. Restricted cash

    At December 31, 2012, we had restricted cash totaling $9,109,000 of which $8,953,000 was classified as long-term. The long-term restricted cash balance at December 31, 2012 consisted of funds posted as collateral by counterparties to our interest rate options. See Note 3 for a discussion of our interest rate options.

o. Restricted short-term investments

    At December 31, 2012 and 2011, we had $64,671,000 and $106,676,000, respectively, on deposit with the Rural Utilities Service in the Cushion of Credit Account. The restricted funds can only be utilized for future Rural Utilities Service/Federal Financing Bank debt service payments. The deposit earns interest at a Rural Utilities Service guaranteed rate of 5% per annum.

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

    At December 31, 2012 and 2011, fossil fuels inventories were $94,491,000 and $94,872,000, respectively. Inventories for spare parts at December 31, 2012 and 2011 were $169,458,000 and $151,923,000, respectively.

q. Deferred charges and other assets

    We account for debt issuance costs as deferred debt expense. Deferred debt expense is amortized to expense on a straight-line basis over the life of the respective debt issues, which approximates the effective interest rate method. As of December 31, 2012, the remaining amortization periods for debt issuance costs range from approximately 1 to 38 years.

r. Deferred credits and other liabilities

    We have a power bill prepayment program pursuant to which members can prepay their power bills from us at a discount based on our avoided cost of borrowing. The prepayments are credited against the participating members' power bills in the month(s) agreed upon in advance. The discounts are credited against the power bills and are recorded as a reduction to member revenues. At December 31, 2012, member power bill prepayments as reflected on the consolidated balance sheets, including unpaid discounts, were $105,932,000, of which, $65,079,000 is classified as a current liability and $40,853,000 as deferred credits and other liabilities. The prepayments are being applied against members' power bills through November 2017, with the majority of the remaining balance scheduled to be applied by the end of 2013.

    We have recorded a liability for a power sale agreement assumed in conjunction with the Hawk Road acquisition in May 2009. The liability is being amortized over the remaining life of the agreement which ends in 2015.

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

    The following regulatory assets and (liabilities) are reflected on the accompanying balance sheets as of December 31, 2012 and 2011:

	(dollars in thousands)
	2012	2011

Regulatory Assets:
Premium and loss on reacquired debt	$86,319	$98,538	(a)
Amortization on capital leases	28,670	46,627	(b)
Outage costs	30,901	42,866	(c)
Interest rate swap termination fees	17,326	21,316	(d)
Asset retirement obligations	11,382	29,341	(e)
Depreciation expense	49,785	51,209	(f)
Vogtle Units No. 3 and No. 4 training costs	23,030	17,602	(g)
Interest rate options cost	75,716	30,735	(h)
Effects on net margin- Smith Energy Facility	21,394	3,536	(i)
Other regulatory assets	8,379	9,777	(j)

Total Regulatory Assets	$352,902	$351,547
Regulatory Liabilities:
Accumulated retirement costs for other obligations	$28,846	$32,687	(e)
Net benefit of Rocky Mountain transactions	4,303	47,783	(k)
Effects on net margin- Hawk Road Energy Facility	17,113	15,811	(i)
Major maintenance sinking fund	30,948	28,524	(l)
Debt service adder	47,486	37,586	(m)
Other regulatory liabilities	1,289	1,609	(j)

Total Regulatory Liabilities	$129,985	$164,000
Net regulatory assets	$222,917	$187,547

(a)
Represents premiums paid, together with unamortized transaction costs related to reacquired debt amortized over the period of the refunding debt, which range up to 30 years.

(b)
See Note 6 under "Capital Leases." Recovered over the remaining life of the leases through 2031.

(c)
Consists of both coal-fired and nuclear refueling outage costs. Coal-fired outage costs are amortized on a straight-line basis to expense over an 18 to 36-month period. Nuclear refueling outage costs are amortized on a straight-line basis to expense over the 18 to 24-month operating cycles of each unit.

(d)
Represents amount paid on settled interest rate swaps arrangements that are being amortized through 2016 and 2019.

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

(g)
Deferred charges related to Vogtle Units No. 3 and No. 4 training and interest related carrying costs of such training. Amortization will commence effective with the commercial operation date of each unit and amortized over the life of the units.

(h)
Deferral of net loss (gain) associated with the change in fair value of the interest rate options to hedge interest rates on a portion of expected borrowings related to Plant Vogtle Units No.3 and No.4 construction. Amortization will commence effective with the expected principal repayment of the DOE-guaranteed loan and amortized over the expected remaining life of DOE-guaranteed loan which will finance the construction project.

(i)
Effects on net margin for Smith and Hawk Road Energy Facilities will be deferred until the end of 2015 and amortized over the remaining life of each plant.

(j)
The amortization period for other regulatory assets range up to 36 years and the amortization period of other regulatory liabilities range up to 8 years.

(k)
Net benefit associated with Rocky Mountain lease transactions is amortized to income over the 30-year lease-back period. For a discussion of Rocky Mountain leases, see Note 4.

(l)
Represents collections for future major maintenance costs; revenues to be recognized as major maintenance costs are incurred.

(m)
Collections to fund debt payments in excess of depreciation expense through the end of 2025; deferred revenues will be amortized over the remaining useful life of the plants.

t. Other income

    The components of other income within the Consolidated Statement of Revenues and Expenses were as follows:

	(dollars in thousands)
	2012	2011	2010

Capital credits from associated companies (Note 4)	$1,919	$2,095	$2,096
Net revenue from Georgia Transmission and Georgia System Operations for shared Administrative and General costs	4,280	4,071	3,834
Miscellaneous other	214	38	(564)

Total	$6,413	$6,204	$5,366

u. Presentation

    Certain prior year amounts have been reclassified to conform with the current year presentation.

v. New accounting pronouncements

    In May 2011, the Financial Accounting Standards Board issued "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards." The amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, but generally do not result in a change in the application of ASC 820 "Fair Value Measurements." These changes were effective for us on January 1, 2012. Our adoption of this standard did not have a material effect on our consolidated financial statements.

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

    In December 2011, the FASB issued "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities," which modifies the disclosure requirements for offsetting financial instruments and derivative instruments. The update requires an entity to disclose information about offsetting and related arrangements and the effect of those arrangements on its financial position. This guidance is effective for our fiscal year ending December 31, 2013. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

2. Fair Value:

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

    The table below details assets and liabilities measured at fair value on a recurring basis for the periods ending December 31, 2012 and 2011, respectively.

	Fair Value Measurements at Reporting Date Using

	December 31, 2012		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique

	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$118,329		$118,329	$–	$–	(1)
International equity	48,105		48,105	–	–	(1)
Corporate bonds	53,172		–	53,172	–	(1)
U.S. Treasury and government agency securities	46,626		46,626	–	–	(1)
Agency mortgage and asset backed securities	21,273		–	21,273	–	(1)
Other	13,280		13,280	–	–	(1)
Long-term investments:
Corporate bonds	5,762		–	5,762	–	(1)
U.S. Treasury and government agency securities	7,387		7,387	–	–	(1)
Agency mortgage and asset backed securities	2,526		–	2,526	–	(1)
Mutual funds	60,972		60,972	–	–	(1)
Other	375		375	–	–	(1)
Interest rate options	25,783	(1)	–	–	25,783	(3)
Natural gas swaps	(1,085)		–	(1,085)	–	(1)

	Fair Value Measurements at Reporting Date Using

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Valuation Technique

	(dollars in thousands)
Nuclear Decommissioning trust funds:
Domestic equity	$102,285	$102,285	$–	$–		(1)
International equity	39,618	39,618	–	–		(1)
Corporate bonds	41,338	–	41,338	–		(1)
U.S. Treasury and government agency securities	41,697	41,697	–	–		(1)
Agency mortgage and asset backed securities	28,519	–	28,519	–		(1)
Derivative instruments	(982)	–	–	(982)		(3)
Other	16,122	16,122	–	–		(1)
Long-term investments:						(1)
Mutual funds	75,062	75,062	–	–		(1)
Auction rate securities	7,713	–	–	7,713	(2)	(3)
Interest rate options	69,446 (1)	–	–	69,446		(3)
Natural gas swaps	(7,220)	–	(7,220)	–		(1)

(1)
Interest rate options as reflected on the Consolidated Balance Sheet includes the fair value of the interest rate options offset by $8,950,000 and $43,070,000 of collateral received by the counterparties at December 31, 2012 and 2011, respectively.

(2)
Represents auction rate securities investments we held.

    The Level 2 investments above in corporate bonds and agency mortgage and asset backed securities may not be exchanged traded. The fair value measurements for these investments are based on a market approach, including the use of observable inputs. Common inputs include reported trades and broker/dealer bid/ask prices.

    The following tables present the changes in Level 3 assets measured at fair value on a recurring basis during the years ended December 31, 2012 and 2011, respectively.

	Year Ended December 31, 2012

	Nuclear decommissioning trust funds	Long-term investments	Interest rate options

	(dollars in thousands)
Assets:
Balance at December 31, 2011	$(982)	$7,713	$69,446
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	982	887	(43,663)
Purchases, issuances, liquidations	–	(8,600)	–

Balance at December 31, 2012	$–	$–	$25,783

	Year Ended December 31, 2011

	Nuclear decommissioning trust funds	Long-term investments	Interest rate options

	(dollars in thousands)
Assets:
Balance at December 31, 2010	$(452)	$8,671	$–
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	(530)	142	(30,554)
Purchases, issuances, liquidations	–	(1,100)	100,000

Balance at December 31, 2011	$(982)	$7,713	$69,446

    The assets included in the "Long-term investments" column in each of the Level 3 tables above are auction rate securities. On February 15, 2012, we sold our remaining $8,600,000 of auction rate securities, which resulted in a loss of $1,075,000. The loss was recorded as a regulatory asset and is being charged to income over a period of four years. As a result of market conditions, including the failure of auctions for the auction rate securities in which we had invested, the fair value of these auction rate securities in prior periods were determined using an income approach based on a discounted cash flow model. The discounted cash flow model utilized projected cash flows at current rates, which was adjusted for illiquidity premiums based on discussions with market participants.

    The estimated fair values of our long-term debt, including current maturities at December 31, 2012 and 2011 were as follows (in thousands):

	2012		2011
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$5,930,449	$7,213,365	$5,692,504	$6,908,763

    The fair value of long-term debt is primarily level 2 and is estimated based on quoted market prices for the same or similar issues or on the current rates offered to us for debt of similar maturities. Our three primary sources of long-term debt consist of first mortgage bonds, pollution control revenue bonds and long-term debt issued by the Federal Financing Bank. We also have small amounts of long-term debt provided by National Rural Utilities Cooperative Finance Corporation (CFC) and by CoBank, ACB in addition to a multi-year term loan with Bank of Tokyo. The valuations for the first mortgage bonds and the pollution control revenue bonds are provided by a third-party investment banking firms. These valuations are based on market prices for similar debt in active markets. Valuations for debt issued by the Federal Financing Bank are based on U.S. Treasury rates as of December 31, 2012 (plus a spread of 1/8 percent). The additional spread of 1/8 percent is reflective of the "cost" the Rural Utilities Service attributes to making these loans. We use an interest rate quote sheet provided by CoBank for valuation of the CoBank debt. The quotes contained in CoBank's rate sheet are adjusted for our "A" credit rating. The rates on the CFC debt are fixed and the valuation is based on rate quotes provided by CFC. The rate in effect at December 31, 2012 for our term loan, which resets each month and is based on a 1.25% spread to LIBOR was used for valuation of the term loan.

    We use the methods and assumptions described above to estimate the fair value of each class of financial instruments. For cash and cash equivalents, restricted cash and receivables, the carrying amount approximates fair value because of the short-term maturity of those instruments.

3. Derivative instruments:

    Our risk management and compliance committee provides general oversight over all risk management and compliance activities, including but not limited to, commodity trading, investment portfolio management and interest rate risk management. We use commodity trading derivatives to manage our exposure to fluctuations in the market price of natural gas. Prior to December 2012, our commodity trading derivatives were generally designated as hedging instruments under authoritative guidance for accounting for derivatives and hedging. In December 2012, we discontinued hedge accounting for these derivatives and currently apply regulatory accounting. Consistent with our rate-making, unrealized gains or losses on natural gas swaps are reflected as a regulatory asset or liability. To hedge the risk of rising interest rates due to the significant amount of new long-term debt we expect to incur in connection with anticipated capital expenditures, we have entered into interest rate options. Hedge accounting is not applied to our interest rate options. Consistent with our rate-making, unrealized gains or losses from the interest rate options are recorded as a regulatory asset. Within our nuclear decommissioning trust fund, derivatives including options, swaps and credit default swaps which are non-speculative, could be utilized to mitigate volatility associated with duration, default, yield curve and the interest rate risks of the portfolio. Consistent with our rate-making, unrealized gains or losses related to decommissioning trust fund are recorded as an increase or decrease in the associated regulatory asset or liability. We do not hold or enter into derivative transactions for trading or speculative purposes.

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

    It is possible that volatility in commodity prices and/or interest rates could cause us to have credit risk exposures with one or more natural gas counterparties, and we currently have credit risk exposure to our interest rate options counterparties. If such counterparties fail to perform their obligations, we could suffer a financial loss. However, as of December 31, 2012, all of the counterparties with transaction amounts outstanding under our hedging programs are rated investment grade by the major rating agencies or have provided a guaranty from one of their affiliates that is rated investment grade.

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

    At December 31, 2012 and 2011 the estimated fair value of our natural gas contracts was a liability of approximately $1,085,000 and $7,220,000, respectively.

    As of December 31, 2012 and 2011, neither we nor any counterparties were required to post credit support or collateral under the natural gas swap agreements. If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2012 due to our credit rating being downgraded below investment grade, we would have been required to post letters of credit totaling up to $909,000 with our counterparties.

    The following table reflects the volume activity of our natural gas derivatives as of December 31, 2012 that is expected to settle or mature each year:

Natural Gas Swaps
Year	(MMBTUs)
(in millions)

2013	4.4
2014	1.0

Total	5.4

    Interest rate options.    We are exposed to the risk of rising interest rates due to the significant amount of new long-term debt we expect to incur in connection with anticipated capital expenditures, particularly the construction of Vogtle Units No. 3 and No. 4. In fourth quarter of 2011, we purchased interest rate options at a cost of $100,000,000 to hedge the interest rates on approximately $2.2 billion of the expected debt that will be used to finance the new Vogtle units.

    The interest rate options, commonly known as LIBOR swaptions, give us the right, but not the obligation, to enter into a swap in which we would pay a fixed rate and receive a floating LIBOR rate. However, the swaptions are required to be cash settled based on their value on the expiration date, thereby effectively capping our interest rates by offsetting the present value cost of an increase in interest rates above the fixed rate. The cash settlement value depends on the extent to which prevailing LIBOR swap rates exceed the fixed rate on the underlying swap, and the value would be zero if swap rates are at or below the fixed rate upon expiration. The fixed rates on the LIBOR swaptions we purchased were in the range of 150 to 200 basis points above LIBOR swap rates in effect as of December 31, 2012 and the weighted average fixed rate is 4.17%. The swaptions' expiration dates, which range from 2013 through 2017, are timed to match the borrowing schedule for the new Vogtle units that was in place when we implemented this hedging program.

    We paid the entire premiums at the time we entered into these interest rate option transactions and have no additional payment obligations. However, upon expiration of the interest rate options, each counterparty will be obligated to pay us the cash value of the interest rate options, if any. These derivatives are recorded at fair value and hedge accounting is not applied. At December 31, 2012 and 2011, the fair value of these interest rate options was approximately $25,783,000 and $69,446,000, respectively. To manage our credit exposure to these counterparties, we negotiated credit support provisions that require each counterparty to provide us collateral in the form of cash or securities to the extent that the value of the interest rate options outstanding for that counterparty exceeds a certain threshold. The collateral thresholds range from $0 to $10,000,000 depending on each counterparty's credit rating. As of December 31, 2012 and 2011, we held $8,950,000 and $43,070,000 of funds posted as collateral by the counterparties, respectively. The collateral received is recorded as restricted cash on our consolidated balance sheet. The liability associated with the collateral is recorded as an offset to the fair values of the interest rate options, which are recorded within other deferred charges on the consolidated balance sheet, resulting in a net carrying amount of the interest rate options of $16,833,000 and $26,376,000 at December 31, 2012 and 2011, respectively.

    We are deferring gains or losses from the change in fair value of each interest rate option and related carrying and other incidental costs in accordance with our rate-making treatment. The deferred costs and deferred gains, if any, from the settlement of the interest rate options will be amortized and collected in rates over the life of the $2.2 billion of debt that we hedged with the swaptions.

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

    The following table reflects the notional amount of forecasted debt issuances we have hedged in each year with LIBOR swaptions as of December 31, 2012.

Year	LIBOR Swaption Notional Dollar Amount
(in thousands)

2013	$754,452
2014	563,425
2015	470,625
2016	310,533
2017	80,169

Total	$2,179,204

    The table below reflects the fair value of derivative instruments and their effect on our consolidated balance sheets at December 31, 2012 and December 31, 2011.

	Balance Sheet Location	Fair Value

		2012	2011
		(dollars in thousands)
Designated as hedge:
Liabilities
Natural gas swaps	Other current liabilities	$–	$7,220

Not designated as hedge:
Assets
Nuclear decommissioning trust	Nuclear Decommissioning trust fund	$–	$(982)
Interest rate options	Other deferred charges	$25,783	$69,446

Liabilities
Natural gas swaps	Other current liabilities	$1,085	$–

    The following table presents the realized gains and (losses) on derivative instruments recognized in margin for the year ended December 31, 2012 and December 31, 2011.

	Consolidated Statement of Revenues and Expenses Location	2012	2011	2010

		(dollars in thousands)
Designated as hedge:
Natural Gas Swaps	Fuel	$–	$195	$–
Natural Gas Swaps	Fuel	–	(4,151)	(19,734)

		$–	$(3,956)	$(19,734)

Not designated as hedge:
Natural Gas Swaps	Fuel	$2,338	$–	$–
Natural Gas Swaps	Fuel	(10,483)	–	–

		$(8,145)	$–	$–

    The following table presents the unrealized gains and (losses) on derivative instruments deferred on the balance sheet at December 31, 2012 and 2011.

	Consolidated Balance Sheet Location	2012	2011	2010

Designated as hedge:
Natural Gas Swaps	Accounts receivable	$–	$(7,220)	$(2,054)

Total designated as hedge
Not designated as hedge:
Natural Gas Swaps	Regulatory asset	$(1,085)	$–	$–
Nuclear Decommissioning Trust	Regulatory asset	–	3,602	2,689
Nuclear Decommissioning Trust	Regulatory asset	–	(2,557)	(2,564)
Interest Rate Options	Regulatory asset	(74,217)	(30,554)	–

Total not designated as hedge		$(75,302)	$(29,509)	$125

4. Investments:

Investments in debt and equity securities

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

    For those securities considered to be available-for-sale, the following table summarizes the activities for those securities as of December 31, 2012 and 2011:

	(dollars in thousands)

	Gross Unrealized
2012	Cost	Gains	Losses	Fair Value

Equity	$153,846	$45,071	$(3,675)	$195,242
Debt	163,127	10,286	(4,501)	168,912
Other	13,654	–	–	13,654

Total	$330,627	$55,357	$(8,176)	$377,808

	(dollars in thousands)
	Gross Unrealized
2011	Cost	Gains	Losses	Fair Value

Equity	$149,263	$29,789	$(9,996)	$169,056
Debt	160,218	18,021	(11,063)	167,176
Other	15,646	1,035	(1,541)	15,140

Total	$325,127	$48,845	$(22,600)	$351,372

    All of the available-for-sale investments are marked to market in the accompanying consolidated balance sheets, therefore the carrying value equals the fair value.

    The contractual maturities of debt securities available-for-sale, which are included in the estimated fair value table above, at December 31, 2012 and 2011 are as follows:

	(dollars in thousands)
	2012		2011
	Cost	Fair Value	Cost	Fair Value

Due within one year	$2,265	$2,191	$2,074	$2,051
Due after one year through five years	43,050	43,533	32,149	32,598
Due after five years through ten years	68,893	71,217	68,987	74,010
Due after ten years	48,919	51,971	57,008	58,517

Total	$163,127	$168,912	$160,218	$167,176

    The following table summarizes the realized gains and losses and proceeds from sales of securities for the years ended December 31, 2012, 2011 and 2010:

	(dollars in thousands)
	For the years ended December 31,
	2012	2011	2010

Gross realized gains	$28,959	$31,130	$24,634
Gross realized losses	(18,175)	(16,215)	(10,395)
Proceeds from sales	666,481	1,064,377	622,124

Investment in associated companies

    Investments in associated companies were as follows at December 31, 2012 and 2011:

	(dollars in thousands)
	2012	2011

National Rural Utilities Cooperative
Finance Corporation (CFC)	$24,005	$23,993
CoBank, ACB	2,931	3,345
CT Parts, LLC	7,128	5,633
Georgia Transmission Corporation	20,867	19,291
Georgia System Operations Corporation	4,375	3,911
Other	1,464	1,453

Total	$60,770	$57,626

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

    CT Parts, LLC is an affiliated organization formed by us and Smarr EMC for the purpose of purchasing and maintaining a spare parts inventory and administration of contracted services for combustion turbine generation facilities. Such investment is recorded at cost.

    We and our 38 members are members of Georgia Transmission. Georgia Transmission provides transmission services to its members for delivery of its members' power purchases from us and other power suppliers. We have entered into an agreement with Georgia Transmission to provide transmission services for third party transactions and for service to our own facilities. For 2012, 2011, and 2010, we incurred expenses from Georgia Transmission of $26,035,000, $25,128,000, and $25,491,000, respectively.

    We, Georgia Transmission and 37 of our members are members of Georgia Systems Operations. Georgia Systems Operations operates the system control center and currently provides us system operations services and administrative support services. For 2012, 2011, and 2010, we incurred expenses from Georgia Systems Operations of $18,870,000, $17,793,000, and $16,848,000, respectively.

    Smarr EMC is a Georgia electric membership corporation owned by 35 of our 38 members. Smarr EMC owns two combustion turbine facilities. We provide operations, financial and management services for Smarr EMC.

Rocky Mountain transactions

    In December 1996 and January 1997, we entered into six long-term lease transactions relating to our 74.61% undivided interest in Rocky Mountain. In each transaction, we leased a portion of our undivided interest in Rocky Mountain to six separate owner trusts for the benefit of three investors, referred to as owner participants, for a term equal to 120% of the estimated useful life of Rocky Mountain. Immediately thereafter, the owner trusts leased their undivided interests in Rocky Mountain to our wholly owned subsidiary, Rocky Mountain Leasing Corporation, or RMLC, for a term of 30 years under six separate leases. RMLC then subleased the undivided interests back to us under six separate leases for an identical term.

    In 2012, we terminated five of the six lease transactions prior to the end of their lease terms. The five leases were each owned by separate owner trusts for the benefit of two of the owner participants, and represented approximately 90% of the six original lease transactions. As a result, only one of the original lease arrangements, approximately 10% of the original lease transactions, remains in place. In connection with these terminations, we incurred termination costs of $22,500,000 and recognized $41,400,000 of the deferred net benefit associated with the terminated leases, resulting in a net gain on termination of $18,900,000. The termination of these five leases significantly reduced our exposure to the credit counterparties participating in the leases.

    The assets of RMLC are not available to pay our creditors or our affiliates', other than RMLC, creditors.

5. Income taxes:

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

    The difference between the statutory federal income tax rate on income before income taxes and our effective income tax rate is summarized as follows:

	2012	2011	2010

Statutory federal income tax rate	35.0%	35.0%	35.0%
Patronage exclusion	(32.7%)	(32.6%)	(32.9%)
Tax credits	0.0%	0.0%	0.0%
Other	(2.3%)	(2.4%)	(2.1%)

Effective income tax rate	0.0%	0.0%	0.0%

    The components of the net deferred tax assets and liabilities as of December 31, 2012 and 2011 were as follows:

	(dollars in thousands)
	2012	2011

Deferred tax assets
Net operating losses	$29,724	$29,724
Tax credits (alternative minimum tax and other)	1,535	1,535
Accounting for Rocky Mountain transactions	347,867	334,423
Other assets	18,859	14,312

Deferred tax assets	397,985	379,994
Less: Valuation allowance	(31,259)	(31,259)

Net deferred tax assets	$366,726	$348,735

Deferred tax liabilities
Depreciation	$465,598	$485,721
Accounting for Rocky Mountain transactions	157,145	161,214
Other liabilities	44,508	39,109

Deferred tax liabilities	667,251	686,044

Net deferred tax liabilities	300,525	337,309
Less: Patronage exclusion	(300,525)	(337,309)

Net deferred taxes	$–	$–

    As of December 31, 2012, we have federal and state tax net operating loss carryforwards and alternative minimum tax credits as follows:

	(dollars in thousands)

Expiration Date	Minimum Alternative Tax Credits	NOLs

2018	$–	$61,533
2019	–	10,516
2020	–	4,362
None	1,535	–

	$1,535	$76,411

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

    We file a U.S. federal consolidated income tax return. The U.S. federal statute of limitations remains open for the year 2009 forward. State jurisdictions have statutes of limitations generally ranging from three to five years from the filing of an income tax return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. Years still open to examination by tax authorities in major state jurisdictions include 2009 forward.

6. Capital leases:

    In 1985, we sold and subsequently leased back from four purchasers their 60% undivided ownership interest in Scherer Unit No. 2. The gain from the sale is being amortized over the terms of the leases. In June 2012, under the provisions of the leases, we executed irrevocable notices of renewal to the leases beyond their base terms, for a period of 14.5 years, through December 31, 2027, for three of the leases and for a period of 18 years, through June 30, 2031, for one of the leases.

    In 2000, we entered into a power purchase and sale agreement with Doyle I, LLC (Doyle Agreement) to purchase all of the output from a five-unit generation facility (Doyle) for a period of 15 years.

    The minimum lease payments under the capital leases together with the present value of the net minimum lease payments as of December 31, 2012 are as follows:

Year Ending December 31,	(dollars in thousands)

	Scherer Unit No. 2	Doyle	Total

2013	$23,406	$12,447	$35,853
2014	14,949	12,447	27,396
2015	14,949	18,297	33,246
2016	14,949	–	14,949
2017	14,949	–	14,949
2018-2031	160,178	–	160,178

Total minimum lease payments	243,380	43,191	286,571
Less: Amount representing interest	(121,258)	(4,064)	(125,322)

Present value of net minimum lease payments	122,122	39,127	161,249
Less: Current portion	(14,924)	(10,382)	(25,306)

Long-term balance	$107,198	$28,745	$135,943

    For Doyle, the lease payments vary to the extent the interest rate on the lessor's debt varies from 6.00%. At December 31, 2012, the weighted average interest rate on the Doyle lease obligation was 5.90% as compared to 5.86% at December 31, 2011.

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

7. Debt:

    Long-term debt consists of first mortgage notes payable to the United States of America acting through the Federal Financing Bank and the Rural Utilities Service, first mortgage bonds payable, first mortgage notes issued in conjunction with the sale by public authorities of pollution control revenue bonds, first mortgage notes payable to CoBank and CFC and unsecured notes payable to three commercial banks. Substantially all of our owned tangible and certain of our intangible assets are pledged under our first mortgage indenture as collateral for the Federal Financing Bank notes, the first mortgage bonds, the first mortgage notes issued in conjunction with the sale of pollution control revenue bonds, and the CoBank and CFC first mortgage notes.

    On November 30, 2012, we issued $250,000,000 of 4.20% First Mortgage Bonds, Series 2012 A primarily for the purpose of providing long-term financing for costs related to the construction of Vogtle Units No. 3 and No. 4 and for long-term financing for the portion of the acquisition cost of the Smith Facility that the Rural Utilities Service is not financing. The first mortgage bonds are secured under our first mortgage indenture.

    In March 2013, instead of remarketing $212,760,000 of pollution control revenue bonds, that were originally issued on our behalf by the Development Authorities of Appling, Burke and Monroe Counties, and were subject to mandatory tender on March 1, 2013, we elected to refund the bonds with commercial paper.

    During 2012, we received advances on Rural Utilities Service guaranteed Federal Financing Bank loans totaling $107,390,000 for environmental and general improvements at existing plants.

    Maturities for long-term debt and capital lease obligations through 2017 are as follows:

	(dollars in thousands)
	2013	2014	2015	2016	2017

FFB	$103,407	$107,663	$112,206	$116,558	$113,644
CFC	767	806	848	891	937
CoBank	551	621	698	786	885
PCBs(1)	37,352	37,352	170,902	–	–
CREBs	1,010	1,010	1,010	1,010	1,010
Term Loans	–	260,000	–	–	–

	143,087	407,452	285,664	119,245	116,476
Capital Leases	25,306	14,212	21,275	3,955	4,404

Total	$168,393	$421,664	$306,939	$123,200	$120,880

(1)
These are not regularly scheduled principal payments but instead represent i) amounts that would be due if the credit support facilities for the Series 2009 and 2010 pollution control bonds were drawn upon and became payable in accordance with their terms. To date, none of the credit support facilities backing the Series 2009 and 2010 bonds have been drawn upon for principal and we anticipate extending these facilities before their expiration. The nominal maturities of the 2009 and 2010 pollution control bonds range from 2030 through 2038.

    The weighted average interest rate for long-term debt and capital leases was 4.73% at December 31, 2012 as compared to 4.85% at December 31, 2011.

    We have $1,925,000,000 of committed credit arrangements comprised of five separate facilities with maturity dates that range from December 2013 to September 2016. These short-term credit facilities are for general working capital purposes, issuing letters of credit and backing up outstanding commercial paper. Under our unsecured committed lines of credit, we have the ability to issue letters of credit totaling $835,000,000 in the aggregate, of which $583,000,000 remained available at December 31, 2012. At December 31, 2012, we had 1) $253,000,000 under these lines of credit in the form of issued letters of credit supporting variable rate demand bonds and to post collateral to third parties, and 2) $569,000,000 dedicated under one of these lines of credit to support a like amount of commercial paper we issued that is outstanding.

    The weighted average interest rate on short-term borrowings was 0.44% at December 31, 2012 as compared to 0.26% at December 31, 2011.

8. Electric plant, construction and related agreements:

a. Electric plant

    We, along with Georgia Power, have entered into agreements providing for the purchase and subsequent joint operation of certain electric generating plants. Each co-owner is responsible for providing its' own financing. The plant investments disclosed in the table below represent our undivided interest in each plant. A summary of our plant investments and related accumulated depreciation as of December 31, 2012 and 2011 is as follows:

	2012		2011
	(dollars in thousands)
Plant	Investment	Accumulated Depreciation	Investment	Accumulated Depreciation

In-service(1)
Owned property
Vogtle Units No. 1 & No. 2 (Nuclear – 30% ownership)	$2,745,800	$(1,566,133)	$2,726,129	$(1,528,841)
Vogtle Unit No. 3 & No. 4 (Nuclear – 30% ownership)	8,956	(147)	–	–
Hatch Units No. 1 & No. 2 (Nuclear – 30% ownership)	645,722	(361,554)	603,865	(369,189)
Wansley Units No. 1 & No. 2 (Fossil – 30% ownership)	441,340	(147,890)	394,596	(129,994)
Scherer Unit No. 1 (Fossil – 60% ownership)	696,223	(288,701)	663,583	(269,525)
Rocky Mountain Units No. 1, No. 2 & No. 3 (Hydro – 75% ownership)	585,133	(187,763)	584,569	(176,356)
Hartwell (Combustion Turbine – 100% ownership)	224,374	(89,822)	223,936	(85,337)
Hawk Road (Combustion Turbine – 100% ownership)	243,963	(56,593)	241,587	(51,253)
Talbot (Combustion Turbine – 100% ownership)	281,009	(86,000)	280,413	(77,616)
Chattahoochee (Combined cycle – 100% ownership)	301,246	(88,272)	299,117	(79,285)
Smith (Combined cycle – 100% ownership)	553,942	(123,575)	554,158	(109,741)
Wansley (Combustion Turbine – 30% ownership)	3,624	(3,161)	3,684	(3,084)
Transmission plant	84,801	(45,381)	78,470	(41,539)
Other	109,461	(67,415)	106,083	(64,433)
Property under capital lease:
Doyle (Combustion Turbine – 100% leasehold)	126,990	(82,546)	126,990	(80,030)
Scherer Unit No. 2 (Fossil – 60% leasehold)	454,123	(277,134)	448,686	(262,362)

Total in-service	$7,506,707	$(3,472,087)	$7,335,866	$(3,328,585)

Construction work in progress
Vogtle Unit No. 3 & No. 4	$1,613,791		$1,287,649
Environmental and other generation improvements	626,264		495,597
Other	865		1,018

Total construction work in progress	$2,240,920		$1,784,264

(1)
Amounts include plant acquisition adjustments at December 31, 2012 and 2011 of $196,000,000 and $198,000,000, respectively.

    Our proportionate share of direct expenses of joint operation of the above plants is included in the corresponding operating expense captions (e.g., fuel, production or depreciation) on the accompanying statements of revenues and expenses.

b. Construction

    In April 2008, Georgia Power, acting for itself and as agent for Oglethorpe, the Municipal Electric Authority of Georgia, and the City of Dalton, Georgia (collectively, the Co-owners), and Westinghouse Electric Company LLC (Westinghouse) and Stone &

Webster, Inc. (collectively, the Contractor) entered into an engineering, procurement, and construction agreement (Vogtle No. 3 and No. 4 Agreement) to design, engineer, procure, construct, and construct two AP1000 nuclear units with electric generating capacity of approximately 1,100 megawatts each and related facilities, structures, and improvements at Plant Vogtle (Vogtle Units No. 3 and No. 4).

    The Vogtle No. 3 and No. 4 Agreement is an arrangement whereby the Contractor supplies and constructs the entire facility with the exception of certain items provided by the Co-owners. Under the terms of the Vogtle No. 3 and No. 4 Agreement, the Co-owners will pay a purchase price that will be subject to certain price escalations and adjustments, including fixed escalation amounts and certain index-based adjustments, as well as adjustments for change orders, and performance bonuses. Each Co-owner is severally (and not jointly) liable for its proportionate share, based on its ownership interest, of all amounts owed to the Contractor under the Vogtle No. 3 and No. 4 Agreement. Our proportionate share is 30.0%.

    The Co-owners and the Contractor have agreed to certain liquidated damages upon the Contractor's failure to comply with the schedule and performance guarantees. The Contractor's liability to the Co-owners for schedule and performance liquidated damages and for warranty claims is subject to a cap.

    The NRC certified the Westinghouse AP1000 Design Control Document (DCD) effective December 30, 2011. On February 10, 2012, the NRC issued combined construction permits and operating licenses (COLs) for Vogtle Units No. 3 and No. 4 which allowed full construction to begin.

    There are pending technical and procedural challenges to the construction and licensing of Vogtle Units No. 3 and No. 4, including legal challenges to the NRC's issuance of the COLs and certification of the DCD. Similar additional challenges at the federal and state level are expected as construction proceeds.

    During the development and construction process, issues have materialized that have caused revisions to the estimated project schedule and cost. Georgia Power has revised the estimated commercial operation dates for Units No. 3 and No. 4 from April of 2016 and 2017, respectively, to the fourth quarter of 2017 and 2018, respectively. Additionally, our estimated cost for the new units, including allowance for funds used during construction, is approximately $4,500,000,000, an increase from our original $4,200,000,000 estimate. Commercial responsibility for the revised commercial operation dates and additional costs remain in dispute.

    As construction continues, additional delays in the fabrication and assembly of structural modules, the failure of such modules to meet applicable standards or other issues, including the litigation discussed in Note 13a, may further impact project schedule and cost. Additional claims by the Contractor or Georgia Power, on behalf of the Co-owners, are also likely to arise throughout construction. These claims may be resolved through formal and informal dispute resolution procedures under the contract, but also may be resolved through litigation.

    The ultimate outcome of these matters cannot be determined at this time.

    At December 31, 2012, our total capitalized costs were approximately $1,689,000,000.

9. Employee benefit plans:

    Our retirement plan is a contributory 401(k) that covers substantially all employees. An employee may contribute, subject to IRS limitations, up to 60% of his or her eligible annual compensation. At our discretion, we may match the employee's contribution and have done so each year of the plan's existence. Our current policy is to match the employee's contribution as long as there is sufficient margin to do so. The match, which is calculated each pay period, currently can be equal to as much as three-quarters of the first 6% of an employee's eligible compensation, depending on the amount and timing of the employee's contribution. Our contributions to the matching feature of the plan were approximately $1,016,000 in 2012, $925,000 in 2011 and $867,000 in 2010. Our contribution to the employer retirement contribution feature was 8%. Our contributions to the employer retirement contribution feature of the 401(k) plan were approximately $2,029,000 in 2012, $1,844,000 in 2011 and $1,712,000 in 2010.

10. Nuclear insurance:

    The Price-Anderson Act, limits public liability claims that could arise from a single nuclear incident to $12,600,000,000. This amount is covered by private insurance and a mandatory program of deferred premiums that could be assessed against all owners of nuclear power reactors. Such private insurance provided by American Nuclear Insurers ("ANI") (in the amount of $375,000,000 for each plant, the maximum amount currently available) is carried by Georgia Power for the benefit of all the co-owners of Plants Hatch and Vogtle. Agreements of indemnity have been entered into by and between each of the co-owners and the NRC. In the event of a nuclear incident involving any commercial nuclear facility in the country involving total public liability in excess of $375,000,000, a licensee of a nuclear power plant could be assessed a deferred premium of up to $117,500,000 per incident for each licensed reactor operated by it, but not more than $17,500,000 per reactor per incident to be paid in a calendar year. On the basis of our ownership interest in four nuclear reactors, we could be assessed a maximum of $141,000,000 per incident, but not more than $21,000,000 in any one year. Both the maximum assessment per reactor and the maximum yearly assessment are adjusted for inflation at least every five years, and exclude any applicable state premium taxes. The next scheduled adjustment is due no later than October 29, 2013.

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

    Georgia Power, on behalf of all the co-owners has purchased a builders' risk property insurance policy from NEIL for Vogtle Units No. 3 and No. 4. This policy provides $2,750,000,000 in limits for accidental property damage occurring during construction.

    Under each of the NEIL policies, members are subject to retroactive assessments in proportion to their premiums, if losses each year exceed the accumulated reserve funds available to the insurer under that policy. The portion of the current maximum annual assessment for Georgia Power that would be payable by Oglethorpe based on ownership share, is limited to approximately $32,200,000.

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

11. Commitments:

a. Operating leases

    As of December 31, 2012, our estimated minimum rental commitments for our railcar leases for use at our coal-fired facilities over the next five years and thereafter are as follows:

(dollars in thousands)

2013	$5,743
2014	5,743
2015	4,412
2016	4,412
2017	4,412
Thereafter	7,041

    The rental expenses for the railcar leases are added to the cost of the fossil inventories and are recognized in fuel expense. Rental expenses totaled $5,164,000 in 2012, $5,190,000 in 2011 and $5,265,000 in 2010.

b. Fuel

    To supply a portion of the fuel requirements to our generating units, Southern Nuclear on our behalf for nuclear fuel, and Georgia Power, on our behalf for coal, have entered into various long-term commitments for the procurement of coal and nuclear fuel. The contracts in most cases contain provision for price escalations, minimum purchase levels and other financial commitments. The value of the coal commitments is based on maximum coal prices and minimum volumes as provided in the contracts and does not include taxes, transportation or government impositions. For further discussion of total nuclear fuel expense, see Note 1h. As of December 31, 2012, our estimated minimum long-term commitments are as follows:

	(dollars in thousands)

	Coal	Nuclear Fuel

2013	$78,000	$72,000
2014	41,000	57,000
2015	–	36,900
2016	–	29,100
2017	–	26,100
Thereafter	–	138,000

12. Guarantees:

    As of December 31, 2012 and 2011, we had guarantees for rental payments due under the terms of the Rocky Mountain lease transactions and replacement credit enhancement. We estimate that the current maximum aggregate amount of exposure we would have if we were required to purchase the equity interests of the remaining owner trust under the Rocky Mountain lease transactions is approximately $25,000,000. See Note 4 for discussion of Rocky Mountain lease transactions.

13. Contingencies and Regulatory Matters:

a. Nuclear Construction

    Under the Vogtle No. 3 and No. 4 Agreement, the Co-Owners and the Contractor for have established both informal and formal dispute resolution procedures in order to resolve issues arising during the course of constructing a project of this magnitude. Georgia Power, on behalf of the Co-owners, has successfully initiated both formal and informal claims through these procedures, including ongoing claims. When matters are not resolved through these procedures, the parties may proceed to litigation. The Contractor and the Co-owners are involved in litigation with respect to certain claims that have not been resolved through the formal dispute resolution process.

    The most significant litigation relates to costs associated with design changes to the DCD and costs associated with delays in the project schedule related to the timing of approval of the DCD and issuance of the COLs by the NRC. In July 2012, the Co-owners and Contractor began negotiations regarding these costs, including the assertion by the Contractor that the Co-owners are responsible for these costs under the terms of the contract. The Contractor has claimed that its estimated adjustment attributable to us, based on our ownership interest, is approximately $280,000,000 in 2008 dollars with respect to these issues. The Contractor has also asserted that it is entitled to schedule extensions. Georgia Power, on behalf of the Co-owners, has not agreed with either the proposed cost or schedule adjustments or that the Co-owners have any responsibility for costs related to these issues. On November 1, 2012, the Co-owners filed suit against the Contractor in the U.S. District Court for the Southern District of Georgia, seeking a declaratory judgment that the Co-owners are not responsible for these costs. Also on November 1, 2012, the Contractor filed suit against the Co-owners in the U.S. District Court for the District of Columbia alleging the Co-owners are responsible for these costs. Georgia Power and the Co-owners intend to vigorously defend their positions. During litigation, Georgia Power and the Co-owners expect negotiations with the Contractor to continue with respect to cost and schedule during which time the parties will attempt to reach a mutually acceptable compromise of their positions. If any or all of these costs are ultimately imposed on the Co-owners, we will capitalize the costs attributable to us. As of December 31, 2012, no material amounts have been recorded related to this claim. Additional claims by the Contractor or Georgia Power, on behalf of the Co-owners, are also likely to arise throughout construction.

    The ultimate outcome of these matters cannot be determined at this time.

b. Environmental and Other Matters

    As is typical for electric utilities, we are subject to various federal, state and local environmental laws which represent significant future risks and uncertainties. Air emissions, water discharges and water usage are extensively controlled, closely monitored and periodically reported. Handling and disposal requirements govern the manner of transportation, storage and disposal of various types of waste. We are also subject to climate change regulations that impose restrictions on emissions of greenhouse gases, including carbon dioxide, for certain new and modified facilities.

    In general, these and other types of environmental requirements are becoming increasingly stringent. Such requirements may substantially increase the cost of electric service, by requiring modifications in the design or operation of existing facilities, the purchase of emission allowances, or changes or delays in the location, design, construction or operation of new facilities. Failure to comply with these requirements could result in civil and criminal penalties and could include the complete shutdown of individual generating units not in compliance. Certain of our debt instruments require us to comply in all material respects with laws, rules, regulations and orders imposed by applicable governmental authorities, which include current or future environmental laws or regulations. Should we fail to be in compliance with these requirements, it would constitute a default under those debt instruments. We believe that we are in compliance with those environmental regulations currently applicable to our business and operations. Although it is our intent to comply with current and future regulations, we cannot provide assurance that we will always be in compliance.

    At this time, the ultimate impact of any new and more stringent environmental regulations described above is uncertain and could have an effect on our financial condition, results of operations and cash flows as a result of future additional capital expenditures and increased operations and maintenance costs.

    Additionally, litigation over environmental issues and claims of various types, including property damage, personal injury, common law nuisance, and citizen enforcement of environmental requirements such as air quality and water standards, has increased generally throughout the United States. In particular, personal injury and other claims for damages caused by alleged exposure to hazardous materials, and common law nuisance claims for injunctive relief, personal injury and property damage allegedly caused by coal combustion residue, greenhouse gas and other emissions have become more frequent. For example, in January 2013, several plaintiffs filed complaints against us and the other co-owners of Plant Scherer claiming personal injury and property damage arising from the alleged release of hazardous substances from the plant, primarily related to the coal-ash pond, into the surrounding groundwater and air.

    Except as discussed in Note 13a, management does not anticipate that the liabilities, if any, for any current proceedings against us will have a material effect on our financial condition or results of operations. However, at this time, the ultimate outcome of any pending or potential litigation cannot be determined.

14. Plant acquisition:

Thomas A. Smith Energy Facility

    On April 8, 2011, we acquired 100% of KGen Murray I and II LLC, a wholly owned subsidiary of KGen Power Corporation. KGen Murray I and II LLC, subsequently renamed Murray I and II, LLC, owns the Smith Energy Facility, located near Dalton, Georgia. This facility consists of two natural gas-fired combined cycle units that have an aggregate summer planning reserve generation capacity of approximately 1,250 megawatts.

    As part of the acquisition, we assumed an existing power purchase and sale agreement with Georgia Power for the entire output of Smith Unit No. 1 that expired May 31, 2012. Our members generally plan to take the output of Smith beginning in 2016 in connection with their forecasted power requirements. Prior to our members' use of Smith, energy is being sold into the wholesale market in order to reduce the net cost of this facility to our members.

    We accounted for the transaction as a purchase business combination. In connection with the acquisition, which included acquisition related costs of approximately $1,962,000 (consisting primarily of legal and professional services which are recorded in the accompanying statement of revenues and expenses for the year ended December 31, 2011), we funded the entire $532,255,000 cash outlay by closing a $260,000,000 three-year term loan and by financing the remaining $272,255,000 through the issuance of commercial paper.

    The following amounts represent the identifiable assets acquired and liabilities assumed in the Smith acquisition:

(in millions)
Recognized fair value amounts of identifiable assets acquired and liabilities assumed:

Property, plant and equipment	$456.7
Inventory	34.0
Other current assets	4.6
Power purchase and sale agreement	40.4
Emission credits	0.2
Current liabilities	(5.6)

Total identifiable net assets	$530.3

    There was no goodwill associated with this acquisition.

    We have consolidated the financial position and results of operations of Smith as of April 8, 2011. Our revenues for the year ended December 31, 2012 and 2011 include $119,723,000 and $165,389,000 of non-member sales from Smith. Prior to our members taking the output from Smith, the net results of operations from Smith, including related interest costs, are being deferred as a regulatory asset as such amounts represent an additional cost incurred to acquire Smith. The regulatory asset will be amortized over the remaining life of the plant (estimated to be 30 years) beginning in 2016. For the years ended December 31, 2011 and 2012, we deferred net costs of $3,536,000 and $17,582,000, respectively.

15. Quarterly financial data (unaudited)

    Summarized quarterly financial information for 2012 and 2011 is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(dollars in thousands)
2012
Operating revenues	$319,224	$347,703	$377,396	$279,787
Operating margin	62,056	63,919	61,051	34,807
Net margin	13,520	10,878	23,743	(8,821)
2011
Operating revenues	$269,774	$379,803	$432,530	$308,171
Operating margin	65,935	63,702	64,884	43,299
Net margin	16,110	12,718	10,408	(1,499)

    Our business is influenced by seasonal weather conditions. The negative net margins in the fourth quarter of 2012 and 2011 were due to reductions to revenue requirements in order to achieve the targeted margins for interest ratio of 1.14.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Members of Oglethorpe Power Corporation

    We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of Oglethorpe Power Corporation as of December 31, 2012 and 2011, and the related consolidated statements of revenues and expenses, comprehensive margin, patronage capital and membership fees and accumulated other comprehensive margin (deficit), and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included the consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oglethorpe Power Corporation at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Atlanta, Georgia
March 22, 2013

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

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

    Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2012 in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods in SEC rules and forms, including a reasonable level of assurance that information we are required to disclose in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

    Based on our evaluation under the framework in Internal Control – Integrated Framework issued by Committee of Sponsoring Organizations, our management concluded that our internal control over financial reporting was effective as of December 31, 2012 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

    There were no changes in our internal control over financial reporting identified in connection with the above-referenced evaluation by management of the effectiveness of our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Executive Officer and Director Biographies

    Our executive officers and directors are as follows:

Name	Age	Position

Executive Officers:
Thomas A. Smith	58	President and Chief Executive Officer
Michael W. Price	52	Executive Vice President and Chief Operating Officer
Elizabeth B. Higgins	44	Executive Vice President and Chief Financial Officer
William F. Ussery	48	Executive Vice President, Member and External Relations
W. Clayton Robbins	66	Senior Vice President, Governmental Affairs
Charles W. Whitney	66	Senior Vice President and General Counsel
Jami G. Reusch	50	Vice President, Human Resources
Directors:(1)
Benny W. Denham	82	Chairman and At-Large Director
Marshall S. Millwood	63	Vice-Chairman and At-Large Director
Bobby C. Smith, Jr.	59	At-Large Director
George L. Weaver	64	Member Group Director (group 1)
James I. White	67	Member Group Director (group 1)
Danny L. Nichols	48	Member Group Director (group 2)
Sammy G. Simonton	71	Member Group Director (group 2)
M. Anthony Ham	61	Member Group Director (group 3)
C. Hill Bentley	65	Member Group Director (group 3)
Fred A. McWhorter	66	Member Group Director (group 4)
Jeffrey W. Murphy	49	Member Group Director (group 4)
G. Randall Pugh	69	Member Group Director (group 5)
Wm. Ronald Duffey	71	Outside Director

(1)
Currently, the second outside director position on our board of directors is vacant, and we have no current plans to elect a second outside director.

Executive Officers

Overview

    We are managed and operated under the direction of a president and chief executive officer who is appointed by our board of directors. Our president and chief executive officer selects the remainder of the executive team. Each of our executive officers has entered into an employment contract with us that provides for minimum annual base salary and performance pay. See "EXECUTIVE COMPENSATION - Compensation Discussion and Analysis - Employment Agreements" for further discussion of these agreements.

    Thomas A. Smith, our president and chief executive officer, is currently battling a serious illness. During his illness, Mr. Smith remains involved in our management and strategic direction and he continues to act in his capacity as president and chief executive officer. In order to provide Mr. Smith additional flexibility to focus on treating his health concerns, our executive vice presidents have expanded their roles and responsibilities in our day-to-day management and operations. Our board of directors is actively monitoring our leadership and management. Our board has a succession plan in place and is prepared to implement the plan, if necessary, to ensure that we continue to be managed in the best interests of our members.

Executive Officer Biographies

    Thomas A. Smith is the President and Chief Executive Officer of Oglethorpe and has served in that capacity since September 1999. He previously served as our Senior Vice President and Chief Financial Officer from September 1998 to August 1999, Senior Financial Officer from 1997 to August 1998, Vice President, Finance from 1986 to 1990, Manager of Finance from 1983 to 1986 and Manager, Financial Services from 1979 to 1983. From 1990 to 1997, Mr. Smith was Senior Vice President of the Rural Utility Banking Group of CoBank. Mr. Smith has a Master of Science degree in Industrial Management-Finance from the Georgia Institute of Technology, a Master of Science degree in Analytical Chemistry from Purdue University, and a Bachelor of Arts degree in Mathematics and Chemistry from Catawba College. Mr. Smith is a Director of ACES Power Marketing. Mr. Smith is also a Director of the Electric Power Research Institute and is Chairman of its Audit Committee through April 2013. He is also a Director of the Georgia Chamber of Commerce and a member of the Georgia Tech Advisory Board. For the years 2007-2011, Mr. Smith was named to Georgia Trend's list of the top 100 most influential Georgians. In 2003, Mr. Smith was a recipient of the Ellis Island Medal of Honor.

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

    William F. Ussery is our Executive Vice President, Member and External Relations and has served in that office since October 2005. In October 2008, Mr. Ussery's title changed from Senior Vice President, Member and External Relations to his current title. Mr. Ussery previously served as Vice President and Assistant Chief Operating Officer of Oglethorpe from November 2003 to October 2005. Prior to joining Oglethorpe in 2001, Mr. Ussery held several key positions, including Chief Operating Officer, Vice President of Engineering and System Engineer at Sawnee Electric Membership Corporation. Mr. Ussery holds a Bachelor of Science degree in Electrical Engineering from Auburn University and an associate degree in Science from Middle Georgia College. Since March 2007, Mr. Ussery has served as a board member of the Council on Alcohol and Drug, Inc. and previously served as Chairman of the Board.

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

Board of Directors

Director Qualifications

    As required by our bylaws, all of the members of our board of directors, except for the independent outside director, are either directors or general managers of one of our members. This prerequisite helps to insure that the members of our board of directors have business experience related to electric membership corporations as well as an interest in the successful operation of our business. The members of our board of directors are elected solely by the vote of our members; neither we nor our management has any direct role in the nomination of the candidates or the election of members to our board of directors. Therefore, the following director biographies do not include a discussion of the specific experience, qualifications, attributes or skills that led our members to the conclusion that a person should serve as a director on our board of directors. For further discussion of our nomination and election process, see "- Our Board of Directors - Election of our Board of Directors."

Director Biographies

    C. Hill Bentley is a member group director (group 3). Mr. Bentley has served on our board of directors since March 2004, and his present term will expire in March 2013. He is also a member of the audit committee. He is the Chief Executive Officer of Tri-County Electric Membership Corporation. He is on the Board of Directors of the Georgia Cooperative Council and a member of the board of directors of the Central Georgia Technical College Foundation. Mr. Bentley is a member of the Georgia Chamber of Commerce and is past President of the Jones County Chamber of Commerce. He serves on the Government Relations Committee for Georgia Electric Membership

Corporation. Mr. Bentley is a member, and a past President, of the Georgia Rural Electric Managers Association and chair of the Rural Electric Management Development Council. He was also appointed by the Governor to serve as a member of the Middle Georgia Regional Commission Council and is on the Business Advisory Council for Georgia College and State University.

    Benny W. Denham is the Chairman of the Board and an at-large director. Mr. Denham has served on our board of directors since December 1988, and his present term will expire in March 2013. Mr. Denham has been co-owner of Denham Farms in Turner County, Georgia since 1980. Mr. Denham is a director of Irwin Electric Membership Corporation and a director of Georgia Electric Membership Corporation.

    Wm. Ronald Duffey is an outside director. Mr. Duffey has served on our board of directors since March 1997, and his present term will expire in March 2015. He is also the chairman of the audit committee. Mr. Duffey is the retired Chairman of the Board of Directors of Peachtree National Bank in Peachtree City, Georgia, a wholly owned subsidiary of Synovus Financial Corp. Prior to his employment in 1985 with Peachtree National Bank, Mr. Duffey served as Executive Vice President and Member of the Board of Directors for First National Bank in Newnan, Georgia. He holds a Bachelor of Business Administration degree from Georgia State College with a concentration in finance and has completed banking courses at the School of Banking of the South, Louisiana State University, the American Bankers Association School of Bank Investments, and The Stonier Graduate School of Banking, Rutgers University. Mr. Duffey is a director of Piedmont-Newnan Hospital and of Piedmont Healthcare, where he is chair of the audit and compliance committee and also serves on the executive committee. Mr. Duffey is also a member of the board of directors of the Georgia Chamber of Commerce.

    M. Anthony Ham is a member group director (group 3). Mr. Ham has served on our board of directors since March 2004, and his present term will expire in March 2014. He is also a member of the compensation committee. Mr. Ham operates Tony Ham Elite Property Services. In December 2008, Mr. Ham left his position as the Clerk of the Superior and Juvenile Court in Brantley County, Georgia after 20 years of service. He is a director of Okefenoke Rural Electric Membership Corporation and was appointed Secretary and Treasurer in 2007.

    Fred A. McWhorter is a member group director (group 4). Mr. McWhorter has served on our board of directors since September 2012, and his present term will expire in March 2013. He is a member of the construction project committee. Mr. McWhorter serves as Vice Chairman of the Rayle Electric Membership Corporation board of directors. Mr. McWhorter also serves on the board of directors for Georgia Electric Cooperative. He works for the U.S. Postal Service and is owner of F.A. McWhorter Poultry Farms.

    Marshall S. Millwood is the Vice-Chairman of the Board and an at-large director. Mr. Millwood has served on our board of directors since March 2003, and his present term will expire in March 2015. He is also the chairman of the compensation committee. He has been the owner and operator of Marjomil Inc., a poultry and cattle farm in Forsyth County, Georgia, since 1998. He is a director of Sawnee Electric Membership Corporation.

    Jeffrey W. Murphy is a member group director (group 4). Mr. Murphy has served on our board of directors since March 2004, and his present term will expire in March 2015. He is also a member of the audit committee. Mr. Murphy has been the President and Chief Executive Officer of Hart Electric Membership Corporation since May 2002. He is also the Secretary of the Georgia Energy Cooperative.

    Danny L. Nichols is a member group director (group 2). Mr. Nichols has served on our board of directors since March 2011, and his present term will expire in March 2014. Mr. Nichols is a member of the construction project committee. Mr. Nichols is the General Manager of Colquitt Electric Membership Corporation.

    G. Randall Pugh is a member group director (group 5). Mr. Pugh has served on our board of directors since May 2008, and his present term will expire in March 2014. He is also the chairman of the construction project committee. Mr. Pugh is the President and Chief Executive Officer of Jackson Electric Membership Corporation, prior to which he served as General Manager of Walton Electric Membership Corporation. From 2006 to 2011, Mr. Pugh was on the Board of First Georgia Banking Company (Jackson and Banks County) and from 2007 to 2011, he served on the Board of Directors of First Georgia

Bankshares Holding Company. He serves on the board of directors for Georgia System Operations and is Chairman of the Audit Committee and also serves as Secretary-Treasurer. He also serves on the Board of Directors of Green Power Electric Membership Corporation. Mr. Pugh is a member of the Executive Board of the Northeast Georgia Council of the Boy Scouts of America. He also is a member and past President of the Jackson County Chamber of Commerce and of the Jefferson Rotary Club.

    Sammy G. Simonton is a member group director (group 2). Mr. Simonton has served on our board of directors since October 2012, and his present term will expire in March 2015. He is also a member of the compensation committee. Mr. Simonton is a director of Walton Electric Membership Corporation. Mr. Simonton is currently the owner of Simonton Farms and has previous business affiliations with Meridian Homes, Moreland Altobelli Associates, Inc. and the Georgia Department of Transportation.

    Bobby C. Smith, Jr. is an at-large director. Mr. Smith has served on our board of directors since May 2008, and his present term will expire in March 2014. He is also a member of the construction project committee. Mr. Smith is a farmer. He is a member of the board of directors of Planters Electric Membership Corporation. He is also Chairman of the board of the Screven County Development Authority and a member of the Sylvania Lions Club.

    George L. Weaver is a member group director (group 1). Mr. Weaver has served on our board of directors since March 2010, and his present term will expire in March 2013. He is a member of the compensation committee. Mr. Weaver has been employed by Central Georgia Electric Membership Corporation since 1970 and is currently serving as President. Mr. Weaver is currently a director of Southeastern Data Cooperative and is a former director of First Georgia Community Corporation and Federated Rural Electric Insurance Corporation.

    James I. White is a member group director (group 1). Mr. White has served on our board of directors since March 2012, and his present term will expire in March 2014. He is a member of the audit committee. Mr. White has served as a director of Snapping Shoals Electric Membership Corporation since 1995. Mr. White is the owner and president of Realty South Inc. and the owner of T.K. White Real Estate Co. and is a member of the Metro South Association of Realtors and Georgia Association of Realtors. Mr. White is also a member of the Henry County Chamber of Commerce and was involved with the Henry County Development Authority for over 20 years. He was previously vice president at the First National Bank in Crestview, Florida.

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

    Audit Committee.    The audit committee is responsible for assisting the board of directors in its oversight of all material aspects of our financial reporting functions. Its responsibilities include selecting our independent accountants, reviewing the plans, scope and results of the audit engagement with our independent accountants, reviewing the independence of our independent accountants and reviewing the adequacy of our internal accounting controls. The members of the audit committee are currently Ronald Duffey, Jeffrey Murphy, Hill Bentley and James White. Mr. Duffey is the chairman of the audit committee. The board of directors has determined that Mr. Duffey qualifies as an independent audit committee financial expert.

    Compensation Committee.    The compensation committee is responsible for monitoring adherence with our compensation programs and recommending changes to its compensation programs as needed. Currently, the members of the compensation committee are Marshall Millwood, Anthony Ham and George Weaver. Mr. Millwood is the chairman of the compensation committee.

    Construction Project Committee.    The construction project committee is responsible for reviewing and making recommendations to our board of directors with regards to major actions or commitments relating to new power plant construction projects and certain existing plant modification projects. Its responsibilities include reviewing and recommending to our board of directors final plant sites, project budgets (including certain modifications to project budgets) and project construction plans, and a quarterly reviewing of and reporting on the status of projects. The members of the construction project committee are currently Randall Pugh, Fred McWhorter, Danny Nichols and Bobby Smith. Mr. Pugh is the chairman of the construction project committee.

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

    Our board of directors has delegated direct oversight of corporate risk management and compliance to the audit committee. Pursuant to its charter, the audit committee reviews our business risk management process, including the adequacy of our overall control environment, in selected areas that represent significant financial and business risks. The audit committee receives regular reports on the activities of the risk management and compliance committee, which are described below, as well as quarter-end reports, which include changes to derivative hedge positions and overall corporate risk exposure. Additionally, the audit committee provides oversight over corporate ethics and compliance matters and receives regular reports on compliance, which include, but are not limited to, the review of i) significant compliance issues, ii) significant audits/examinations by governmental or other regulatory agencies, and iii) significant regulatory proceedings. The risk management and compliance committee, comprised of our chief executive officer, chief operating officer, chief financial officer, and the executive vice president of member and external relations, provides general oversight over all of our risk management and compliance activities, including but not limited to commodity trading, fuels management, insurance procurement, debt management, investment portfolio management and environmental compliance and electric reliability compliance. The risk management and compliance committee has implemented comprehensive policies and procedures, consistent with current board policies, which govern our activities pertaining to market, compliance/regulatory and other risks. For further discussion about our risk management and compliance committee and its activities, see "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK."

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

Components of Total Compensation

    The compensation committee determined that compensation packages for the fiscal year ended December 31, 2012 for our executive officers should be comprised of the following three primary components:

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

Corporate Goals for Performance Pay

    We choose to tie performance compensation to selected corporate goals that most appropriately measure our achievement of our strategic objectives. For 2012, our performance measures were divided into the following categories: i) operations, ii) financial, iii) quality, iv) corporate compliance and v) safety. Targeted performance measures in these categories are designed to help us accomplish our corporate goals which will benefit our members, employees and promote responsible environmental stewardship.

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

    Corporate Compliance.    Our corporate compliance goals are divided into three categories – environmental, electric reliability standards and enhancement of our corporate compliance program. The environmental goals incentivize our commitment to responsible environmental stewardship while providing reliable and affordable energy. We measure our performance by the number of environmental incidents, such as spills, which not only increase costs for our members but may cause environmental damage. Electric reliability standards compliance is measured by considering whether we have received notice of any violations from electric reliability organizations. To achieve the maximum awards for the environmental and reliability categories, we must achieve perfection, meaning no spills or notices of violation. Our corporate compliance program was designed to minimize business risks related to non-compliance with general laws, rules and regulations, contracts and other business concerns and minimize any economic consequences. The related goal measures our performance enhancing and strengthening this program.

    Safety.    Our safety goals provide employees a financial incentive to focus on a safe workplace environment, which increases employee morale and minimizes lost time. Safety performance is measured by comparing incident rates in our work environment against national incident rates compiled by the U.S. Department of Labor's Bureau of Labor Statistics.

Calculation of Performance Pay Earned

    Performance pay earned by our executive officers is based entirely on our success in achieving each of our corporate goals. Annually, our board of directors approves a weighted system for determining performance pay whereby we assign a percentage to each of the goals, as noted below. Based on the achievement of each performance metric, a percentage of the weighted goal is available as performance pay to our executive officers. Each performance metric has a minimum threshold level that must be achieved before any performance pay is earned. If the actual performance for that metric meets the applicable threshold, then a pre-determined percentage of the percentage pay for that metric will be awarded. The percentage awarded will increase up to a maximum of 100% of the weighted goal if the maximum performance level of the performance metric is achieved. Threshold and maximum levels are reviewed annually and generally reset to demand ever improving corporate performance. Meeting the applicable thresholds is not guaranteed and requires diligence and hard work. Exceptional performance is required to reach the maximum goals.

    For each executive officer, we multiply 20% of his or her base salary by the achievement percentage to determine his or her performance bonus. For example, if we had a 90% corporate goal achievement rate in a given year, each executive officer's performance bonus would equal (base salary × 20%) × (90%).

  Assessment of Performance of 2012 Corporate Goals

    The specific corporate performance measures, thresholds, maximums and results for our executive officers' 2012 performance pay were the following:

Performance Category/Description	Performance Measure	Threshold	Maximum	2012 Result	Weight	Weighted Goal Achieved

Operations(1)
Rocky Mountain	Start Reliability	99.9%	100.0%	100.0%	3.0%	3.0%
	Peak Season Availability	94.0%	100.0%	100.0%	4.0%	4.0%
	Equivalent Forced Outage Rate	1.8%	0.0%	0.1%	4.0%	4.0%
Combustion Turbine	Start Reliability	98.7-100.0%	100.0%	97.4%	4.0%	1.9%
Operations	Peak Season Availability	98.1-98.6%	100.0%	97.4%	9.0%	6.8%
Chattahoochee	Availability	96.5-98.0%	100.0%	98.5%	4.0%	2.9%
	Dispatch Order Percentage	95.0%	100.0%	96.3%	3.0%	1.3%
Smith	Seasonable Availability Percentage	95.5-97.0%	99.0-100.0%	99.3%	1.0%	1.0%
	Profitability	$ 5,000,000	$15,000,000	$14,701,350	2.0%	2.0%
	Peak Season Availability	96.8%	100.0%	98.2%	1.0%	0.7%
	Dispatch Order Percentage	95.0%	100.0%	98.2%	1.0%	0.7%
Financial
Cost Savings/Reduction Programs and Activities	Current-Year Savings	$ 1,000,000	$10,000,000	$17,437,282	10.0%	10.0%
	Long-Term Savings	$ 5,000,000	$35,000,000	$34,695,669	10.0%	9.9%
Value Added/Risk Reduction	Qualifying Programs	0	3	3	3.0%	3.0%
Quality
Board Satisfaction	Board of Directors Survey	80.0%	100.0%	95.3%	20.0%	16.5%
Corporate Compliance
Environmental	Final Notices of Violation	1 (if fine is less than $5,000)	0	0	3.0%	3.0%
	Letters of Non-Compliance	2	0	0	2.0%	2.0%
	Reportable Spills	0	0	0	2.5%	2.5%
	Non-Reportable Spills	1 (if less than $5,000 to clean-up )	0	1	1.5%	0.0%
Electric Reliability Standards	Mandatory Electric Reliability Standard	1 (if penalty is $25,000 or less )	0	0	2.0%	2.0%
	Electric Reliability Program Enhancements	100.0%	100.0%	100.0%	1.0%	1.0%
Corporate Compliance Enhancement Program	Code of Conduct Training	100.0%	100.0%	100.0%	1.0%	1.0%
	Compliance Risk Assessment	100.0%	100.0%	100.0%	1.0%	1.0%
	Compliance Assurance Review Plan	75.0%	100%	100.0%	1.0%	1.0%
Safety
Quality of Safety	Number of Recordable Injuries and Illnesses	4	0	1	1.5%	1.1%
	Number of Lost Work Cases	2	0	0	1.5%	1.5%
	Maintain Rural Electric Safety Accreditation	Yes	Yes	Yes	1.0%	1.0%
	World Class Safety Development	100.0%	100.0%	100.0%	2.0%	2.0%

Total					100.0%	86.8%

(1)
Operations goals apply to individual units of each generation facility. The thresholds and performance results provided in this summary table are aggregated results based on all of the generating units within the category.

    As noted above, we achieved 86.8% of our corporate goals for 2012. As a result of achieving 86.8% of our corporate goals, each of our executive officers received performance pay in an amount equal to 86.8% of 20% of his or her base salary. Set forth below is a table showing 2012 performance pay figures for each of our executive officers:

Executive Officer	Performance Pay*

Mr. Smith	$107,285
Mr. Price	62,111
Ms. Higgins	62,111
Mr. Ussery	47,885
Mr. Whitney	54,983

*
Performance pay was calculated based on base salaries as of December 31, 2012. Actual compensation earned in 2012 is reported in the Summary Compensation Table below.

Employment Agreements

  General

    We have an employment agreement with each of our executive officers. We negotiated each of these employment agreements on an arms-length basis, and the compensation committee determined that the terms of each agreement are reasonable and necessary to ensure that our executive officers' goals are aligned with our members' and that each performs his or her respective role while acting solely in our members' best interests. The compensation committee reviews these agreements annually and last reviewed these employment agreements in November 2012.

    We entered into our current employment agreement with Mr. Smith on January 1, 2007. Pursuant to the automatic renewal provision of his employment agreement, the current term of the agreement extends through December 31, 2015 and will continue to automatically renew for successive one-year periods unless either party provides written notice not to renew the agreement twenty-five months before the expiration of any extended term. No such notice has been provided. Mr. Smith's minimum annual base salary under his agreement is $440,870, and is subject to review and upward adjustment by our board of directors. Mr. Smith is eligible for an annual bonus and to participate in incentive compensation plans generally available to similarly situated employees, determined by our board of directors at its sole discretion. Mr. Smith is also entitled to an automobile or an automobile allowance during the term of the agreement. Mr. Smith's employment agreement contains severance pay provisions. Details regarding the severance pay provisions of the agreement are provided under "– Severance Arrangements."

    We also have employment agreements with Mr. Price, Ms. Higgins, Mr. Ussery, and Mr. Whitney. Pursuant to the automatic renewal provisions of these employment agreements, the current term of each agreement extends through December 31, 2014 and will continue to automatically renew for successive one-year periods unless either party provides written notice not to renew the agreement thirteen months before the expiration of any extended term. No such notices have been provided.

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

    The compensation committee also considered the total amount of compensation each of the other executive officers would receive upon the occurrence of a severance event. The compensation committee determined that it was appropriate for our other executive officers to receive severance compensation equal to one year's compensation, plus benefits as described below, because such agreements provide a measure of stability for both us and our other executive officers. In addition, like our president and chief executive officer, our other executive officers are not compensated using options or other forms of equity compensation that lead to significant wealth accumulation. Therefore, the compensation committee believed such severance compensation is necessary to address competitive concerns and offset any potential risk our executive officers face in the course of their employment.

Compensation Committee Report

    The Compensation Committee of Oglethorpe Power Corporation has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2012 for filing with the SEC.

Respectfully Submitted,
The Compensation Committee

  M. Anthony Ham
  Marshall S. Millwood
  George L. Weaver

Compensation Committee Interlocks and Insider Participation

    Marshall S. Millwood, J. Sam L. Rabun, M. Anthony Ham, Larry N. Chadwick, and George L. Weaver served as members of our compensation committee in 2012.

    Mr. Weaver is a director of ours and also the president of Central Georgia Electric Membership Corporation. Central Georgia is a member of ours and has a wholesale power contract with us. Central Georgia's payments of $31 million to us in 2012 under its wholesale power contract accounted for 2.4% of our total revenues.

Summary Compensation Table

    The following table sets forth the total compensation paid or earned by each of our executive officers for the fiscal years ended December 31, 2012, 2011 and 2010.

Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation	All Other Compensation(1)	Total

Thomas A. Smith	2012	$615,009	$–	$107,285	$96,604	$818,898
President and Chief Executive Officer	2011	595,792	–	96,840	98,681	791,313
	2010	575,030	50,000	101,386	92,965	819,381
Michael W. Price	2012	356,044	10,000	62,111	62,334	490,489
Executive Vice President and Chief Operating Officer	2011	345,133	–	56,064	62,660	463,857
	2010	334,000	6,680	58,918	53,207	452,805
Elizabeth B. Higgins	2012	356,044	10,000	62,111	54,588	482,743
Executive Vice President and Chief Financial Officer	2011	345,133	–	56,064	53,726	454.923
	2010	334,000	6,680	58,918	52,243	451,841
William F. Ussery	2012	274,495	10,000	47,885	50,925	383,305
Executive Vice President, Member and External Relations	2011	266,500	–	43,223	44,470	354,193
	2010	260,124	–	45,864	43,568	349,556
Charles W. Whitney	2012	315,188	–	54,983	58,350	428,521
Senior Vice President, General Counsel	2011	306,250	–	49,631	57,080	412,961
	2010	300,144	–	52,920	31,664	384,728

(1)
Figures for 2012 consist of customary holiday gifts, service awards, matching contributions made by Oglethorpe under the 401(k) Retirement Savings Plan on behalf of Mr. Smith, Mr. Price, Ms. Higgins, Mr. Ussery, and Mr. Whitney of $11,250, $11,250, $11,250, $9,073 and $11,250, respectively; contributions made by Oglethorpe under the 401(k) Retirement Savings Plan on behalf of Mr. Smith, Mr. Price, Ms. Higgins, Mr. Ussery, and Mr. Whitney of $20,000, $20,000, $20,000, $20,000 and $20,000, respectively; contributions by Oglethorpe to a nonqualified deferred compensation plan on behalf of Mr. Smith, Mr. Price, Ms. Higgins, Mr. Ussery, and Mr. Whitney, respectively of $37,871, $13,503, $12,969, $5,829 and $9,185; a car allowance of $12,000, $9,000, $9,000, $9,000 and $9,000 for Mr. Smith, Mr. Price, Ms. Higgins, Mr. Ussery and Mr. Whitney, respectively; and insurance premiums paid on term life insurance on behalf of Mr. Smith, Mr. Price, Ms. Higgins, Mr. Ussery and Mr. Whitney of $3,870, $1,826, $794, $1,798 and $8,840, respectively and payment for unused paid time off for Mr. Smith, Mr. Price and Mr. Ussery in the amount of $11,538, $6,680 and $5,150, respectively.

    The following table sets forth the threshold, or minimum, and maximum awards available to the executive officers listed in the Summary Compensation Table with respect to performance pay for the fiscal year ended December 31, 2012.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
	Grant Date
Name		Threshold	Maximum

Thomas A. Smith	N/A	$24,423	$123,600
President and Chief Executive Officer
Michael W. Price	N/A	14,139	71,566
Executive Vice President and Chief Operating Officer
Elizabeth B. Higgins	N/A	14,139	71,556
Executive Vice President and Chief Financial Officer
William F. Ussery	N/A	10,901	55,167
Executive Vice President, Member and External Relations
Charles W. Whitney	N/A	12,517	63,345
Senior Vice President and General Counsel

    For an explanation of the criteria and formula used to determine the awards listed above, please refer to "– Compensation Discussion and Analysis – Assessment of Performance of 2012 Corporate Goals."

Nonqualified Deferred Compensation

    We maintain a Fidelity Non-Qualified Deferred Compensation Program for each of the executive officers in the table below. This non-qualified deferred compensation program serves as a vehicle through which we can continue our employer retirement contributions to our executive officers beyond the IRS salary limits on the retirement plan ($250,000 as indexed).

    From 2001 through 2004, Mr. Smith received deferred compensation benefits through his participation in our Executive Supplemental Retirement Plan. Mr. Smith has not received any benefits pursuant to this plan since 2004 and none of our other executive officers are currently participating in this plan.

    The following table sets forth our contributions for the fiscal year ended December 31, 2012 along with aggregate earnings for the same period.

Name	Registrant Contributions in Last FY(1)	Aggregate Earnings in Last FY(2)	Aggregate Balance at Last FYE

Thomas A. Smith	$37,871	$49,528	$610,669
President and Chief Executive Officer
Michael W. Price	13,503	9,731	92,400
Executive Vice President and Chief Operating Officer
Elizabeth B. Higgins	12,969	12,192	89,861
Executive Vice President and Chief Financial Officer
William F. Ussery	5,829	3,683	28,647
Executive Vice President, Member and External Relations
Charles W. Whitney	9,185	1,050	19,539
Senior Vice President and General Counsel

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

Severance Arrangements

    Pursuant to the terms of his employment agreement, Mr. Smith will be entitled to a lump-sum severance payment upon the occurrence of any of the following events: (1) we terminate his employment without cause; or (2) he resigns due to a demotion or material reduction of his position or responsibilities, reduction of his base salary, or a relocation of his principal office by more than 50 miles. The severance payment will equal Mr. Smith's then current base salary through the rest of the term of the agreement (with a minimum of one year's pay and a maximum of two years' pay), and is payable within 30 days of termination, subject to the provisions of Internal Revenue Code Section 409A. In addition, Mr. Smith will be entitled to outplacement services and an amount equal to his costs for medical and dental continuation coverage under COBRA, each for the longer of one year or the remaining term of the agreement. Severance is payable only if Mr. Smith signs a form releasing all claims against us within 45 days after his termination date. The maximum severance that would be payable to Mr. Smith in the circumstances described above is $1,356,018.

    Pursuant to the terms of their employment agreements, Mr. Price, Ms. Higgins, Mr. Ussery and Mr. Whitney will each be entitled to a lump-sum severance payment if we terminate the executive without cause or if the executive resigns after a demotion or material reduction of his or her position or responsibilities, a reduction of his or her base salary, or a relocation of his or her principal office by more than 50 miles. The severance payment will equal the one year of the executive's then current base salary, payable six months after the executive's termination date. In addition, the executive will be entitled to six months of outplacement services and an amount equal to the executive's cost for medical and dental continuation coverage under COBRA for six months. Severance is payable only if the executive signs a form releasing all claims against us within 45 days after his or her termination date. The maximum severance that would be payable to Mr. Price, Ms. Higgins, Mr. Ussery and Mr. Whitney in the circumstances described above is $396,461, $396,500, $302,356 and $349,066, respectively.

Compensation Policies and Practices As They Relate to Our Risk Management

    We believe that our compensation policies and practices for all employees, including executive officers, do not create risks that are reasonably likely to have a material adverse effect on us.

Director Compensation

    The following table sets forth the total compensation paid or earned by each of our directors for the fiscal year ended December 31, 2012.

Name	Total Fees Earned or Paid in Cash

Member Directors
Benny W. Denham, Chairman	$19,620
Marshall S. Millwood, Vice-Chairman	$18,700
C. Hill Bentley	$16,000
Larry N. Chadwick	$2,000	(1)
M. Anthony Ham	$16,000
Fred A. McWhorter	$6,400
Jeffrey W. Murphy	$16,000
Danny L. Nichols	$16,100
G. Randall Pugh	$12,100	(2)
J. Sam L. Rabun	$8,400	(3)
Sammy G. Simonton	$5,500
Bobby C. Smith, Jr.	$17,300
George L. Weaver	$14,800
James I. White	$16,500
H.B. Wiley, Jr.	$8,100	(4)
Outside Director
Wm. Ronald Duffey	$36,300

(1)
On March 1, 2012, Mr. Chadwick resigned from his position on the board of directors of Cobb Electric Membership Corporation and became ineligible to serve on our board of directors.

(2)
Mr. Pugh's compensation is paid directly to Jackson Electric Membership Corporation, where he serves as President and Chief Executive Officer.

(3)
On July 17, 2012, Mr. Rabun's term as a member of the board of directors of Jefferson Energy Cooperative ended and he became ineligible to serve on our board of directors.

(4)
On August 31, 2012, Mr. Wiley passed away.

    During 2012, we paid our member directors a fee of $1,200 per board meeting and $800 per day for attending committee meetings, other meetings, or other official business approved by the chairman of the board of directors. Member directors are paid $600 per day for attending the annual meeting of members and member advisory board meetings. Our outside director was paid a fee of $5,500 per board meeting for four meetings a year and a fee of $1,000 per board meeting for the remaining other board meetings held during the year. Our outside director was also paid $1,000 per day for attending committee meetings, annual meetings of the members or other official business. In addition, we reimburse all directors for out-of-pocket expenses incurred in attending a meeting. All directors are paid $100 per day when participating in meetings by conference call. The chairman of the board of directors is paid an additional 20% of his director's fee per board meeting for time involved in preparing for the meetings. The audit committee financial expert is paid an additional $400 per audit committee meeting for the time involved in fulfilling that role. Neither our outside director nor member directors receive any perquisites or other personal benefits from us.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

    Not Applicable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

    Hill Bentley is a director of ours and the Chief Executive Officer of Tri-County Electric Membership Corporation. Tri-County is a member of ours and has a wholesale power contract with us. Tri-County's revenues of $13.8 million to us in 2012 under its wholesale power contract accounted for approximately 1.0% of our total revenues.

    Jeffrey Murphy is a director of ours and the President and Chief Executive Officer of Hart Electric Membership Corporation. Hart is a member of ours and has a wholesale power contract with us. Hart's revenues of $19.4 million to us in 2012 under its wholesale power contract accounted for approximately 1.5% of our total revenues.

    Danny Nichols is a director of ours and is the General Manager of Colquitt Electric Membership Corporation. Colquitt is a member of ours and has a wholesale power contract with us. Colquitt's revenues of $37.2 million to us in 2012 under its wholesale power contract accounted for approximately 2.8% of our total revenues.

    Randall Pugh is a director of ours and the President and Chief Executive Officer of Jackson Electric Membership Corporation. Jackson is a member of ours and has a wholesale power contract with us. Jackson's revenues of $157.4 million to us in 2012 under its wholesale power contract accounted for approximately 11.9% of our total revenues.

    George Weaver is a director of ours and the President of Central Georgia Electric Membership Corporation. Central Georgia is a member of ours and has a wholesale power contract with us. Central Georgia's revenues of $31.0 million to us in 2012 under its wholesale power contract accounted for approximately 2.4% of our total revenues.

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

    In addition to meeting the requirements set forth in our bylaws, all directors, with the exception of Randall Pugh, satisfy the definition of director independence as prescribed by the NASDAQ Stock Market and otherwise meet the requirements set forth in our bylaws. Randall Pugh does not qualify as an independent director because he is the President and Chief Executive Officer of Jackson, which accounted for approximately 11.9% of our revenues for the fiscal year ended December 31, 2012. Although we do not have any securities listed on the NASDAQ Stock Market, we have used its independence criteria in making this determination in accordance with applicable SEC rules.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

    For 2012 and 2011, fees for services provided by our independent registered public accounting firm, Ernst & Young LLP were as follows:

	2012	2011

	(dollars in thousands)
Audit Fees(1)	$586	$548
Audit-Related Fees(2)	2	2
Tax Fees(3)	36	25

Total	$624	$575

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

Pre-Approval Policy

    The audit and permissible non-audit services performed by Ernst & Young LLP in 2012 were pre-approved in accordance with the pre-approval policy and procedures adopted by the audit committee. The policy requires that requests for all services must be submitted to the audit committee for specific pre-approval and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    List of Documents Filed as a Part of This Report.

		Page
(1)	Financial Statements (Included under "Financial Statements and Supplementary Data")
	Consolidated Statements of Revenues and Expenses, For the Years Ended December 31, 2012, 2011 and 2010	58
	Consolidated Statements of Comprehensive Margin, For the Years Ended December 31, 2012, 2011 and 2010	59
	Consolidated Balance Sheets, As of December 31, 2012 and 2011	60
	Consolidated Statements of Capitalization, As of December 31, 2012 and 2011	62
	Consolidated Statements of Cash Flows, For the Years Ended December 31, 2012, 2011 and 2010	63
	Consolidated Statements of Patronage Capital and Membership Fees And Accumulated Other Comprehensive Margin (Deficit), For the Years Ended December 31, 2012, 2011 and 2010	64
	Notes to Consolidated Financial Statements	65
	Report of Independent Registered Public Accounting Firm	87
(2)	Financial Statement Schedules
	None applicable.
(3)	Exhibits

    Exhibits marked with an asterisk (*) are hereby incorporated by reference to exhibits previously filed by the Registrant as indicated in parentheses following the description of the exhibit.

Number		Description

*3.1(a)	–	Restated Articles of Incorporation of Oglethorpe, dated as of July 26, 1988. (Filed as Exhibit 3.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1988, File No. 33-7591.)
*3.1(b)	–	Amendment to Articles of Incorporation of Oglethorpe, dated as of March 11, 1997. (Filed as Exhibit 3(i)(b) to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*3.2	–	Bylaws of Oglethorpe, as amended and restated, as of May 1, 2008 (Updated on May 1, 2010 to reflect SMG membership change). (Filed as Exhibit 3.1 to the Registrant's Form 10-Q for the quarterly period ended March 31, 2010, File No. 000-53908.)
*4.1	–	Amended and Restated Indenture of Trust, Deed to Secure Debt and Security Agreement No. 2, dated December 1, 1997, between Wilmington Trust Company and NationsBank, N.A. collectively as Owner Trustee, under Trust Agreement No. 2, dated December 30, 1985, with DFO Partnership, as assignee of Ford Motor Credit Company, and The Bank of New York Trust Company of Florida, N.A. as Indenture Trustee, with a schedule identifying three other substantially identical Amended and Restated Indentures of Trust, Deeds to Secure Debt and Security Agreements and any material differences. (Filed as Exhibit 4.4 to the Registrant's Form S-4 Registration Statement, File No. 333-42759.)

*4.2(a)	–	Lease Agreement No. 2, dated December 30, 1985, between Wilmington Trust Company and William J. Wade, as Owner Trustees under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, Lessor, and Oglethorpe, Lessee, with a schedule identifying three other substantially identical Lease Agreements. (Filed as Exhibit 4.5(b) to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*4.2(b)	–	First Supplement to Lease Agreement No. 2 (included as Exhibit B to the Supplemental Participation Agreement No. 2 listed as 10.1.1(b)).
*4.2(c)	–	First Supplement to Lease Agreement No. 1, dated as of June 30, 1987, between The Citizens and Southern National Bank as Owner Trustee under Trust Agreement No. 1 with IBM Credit Financing Corporation, as Lessor, and Oglethorpe, as Lessee. (Filed as Exhibit 4.5(c) to the Registrant's Form 10-K for the fiscal year ended December 31, 1987, File No. 33-7591.)
*4.2(d)	–	Second Supplement to Lease Agreement No. 2, dated as of December 17, 1997, between NationsBank, N.A., acting through its agent, The Bank of New York, as an Owner Trustee under the Trust Agreement No. 2, dated December 30, 1985, among DFO Partnership, as assignee of Ford Motor Credit Company, as the Owner Participant, and the Original Trustee, as Lessor, and Oglethorpe, as Lessee, with a schedule identifying three other substantially identical Second Supplements to Lease Agreements and any material differences. (Filed as Exhibit 4.5(d) to the Registrant's Form S-4 Registration Statement, File No. 333-42759.)
*4.3	–	Seventh Amended and Restated Loan Contract, dated as of April 15, 2011, between Oglethorpe and the United States of America, together with four notes executed and delivered pursuant thereto. (Filed as Exhibit 4.1 to the Registrant's Form 10-Q for the quarterly period ended March 31, 2011, File No. 000-53908.)
*4.4.1(a)	–	Indenture, dated as of March 1, 1997, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee. (Filed as Exhibit 4.8.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*4.4.1(b)	–	First Supplemental Indenture, dated as of October 1, 1997, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1997B (Burke) Note. (Filed as Exhibit 4.8.1(b) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1997, File No. 33-7591.)
*4.4.1(c)	–	Second Supplemental Indenture, dated as of January 1, 1998, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 1997C (Burke) Note. (Filed as Exhibit 4.7.1(c) to the Registrant's Form 10-K for the fiscal year ended December 31, 1997, File No. 33-7591.)
*4.4.1(d)	–	Third Supplemental Indenture, dated as of January 1, 1998, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 1997A (Monroe) Note. (Filed as Exhibit 4.7.1(d) to the Registrant's Form 10-K for the fiscal year December 31, 1997, File No. 33-7591.)
*4.4.1(e)	–	Fourth Supplemental Indenture, dated as of March 1, 1998, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1998A (Burke) and 1998B (Burke) Notes. (Filed as Exhibit 4.7.1(e) to the Registrant's Form 10-K for the fiscal year ended December 31, 1998, File No. 33-7591.)
*4.4.1(f)	–	Fifth Supplemental Indenture, dated as of April 1, 1998, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1998 CFC Note. (Filed as Exhibit 4.7.1(f) to the Registrant's Form 10-K for the fiscal year ended December 31, 1998, File No. 33-7591.)

*4.4.1(g)	–	Sixth Supplemental Indenture, dated as of January 1, 1999, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1998C (Burke) Note. (Filed as Exhibit 4.7.1(g) to the Registrant's Form 10-K for the fiscal year ended December 31, 1998, File No. 33-7591.)
*4.4.1(h)	–	Seventh Supplemental Indenture, dated as of January 1, 1999, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1998A (Monroe) Note. (Filed as Exhibit 4.7.1(h) to the Registrant's Form 10-K for the fiscal year ended December 31, 1998, File No. 33-7591.)
*4.4.1(i)	–	Eighth Supplemental Indenture, dated as of November 1, 1999, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1999B (Burke) Note. (Filed as Exhibit 4.7.1(i) to the Registrant's Form 10-K for the fiscal year ended December 31, 1999, File No. 33-7591.)
*4.4.1(j)	–	Ninth Supplemental Indenture, dated as of November 1, 1999, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1999B (Monroe) Note. (Filed as Exhibit 4.7.1(j) to the Registrant's Form 10-K for the fiscal year ended December 31, 1999, File No. 33-7591.)
*4.4.1(k)	–	Tenth Supplemental Indenture, dated as of December 1, 1999, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1999 Lease Notes. (Filed as Exhibit 4.7.1(k) to the Registrant's Form 10-K for the fiscal year ended December 31, 1999, File No. 33-7591.)
*4.4.1(l)	–	Eleventh Supplemental Indenture, dated as of January 1, 2000, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 1999A (Burke) Note. (Filed as Exhibit 4.7.1(l) to the Registrant's Form 10-K for the fiscal year ended December 31, 1999, File No. 33-7591.)
*4.4.1(m)	–	Twelfth Supplemental Indenture, dated as of January 1, 2000, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 1999A (Monroe) Note. (Filed as Exhibit 4.7.1(m) to the Registrant's Form 10-K for the fiscal year ended December 31, 1999, File No. 33-7591.)
*4.4.1(n)	–	Thirteenth Supplemental Indenture, dated as of January 1, 2001, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2000 (Burke) Note. (Filed as Exhibit 4.7.1(n) to the Registrant's Form 10-K for the fiscal year ended December 31, 2000, File No. 33-7591.)
*4.4.1(o)	–	Fourteenth Supplemental Indenture, dated as of January 1, 2001, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2000 (Monroe) Note. (Filed as Exhibit 4.7.1(o) to the Registrant's Form 10-K for the fiscal year ended December 31, 2000, File No. 33-7591.)
*4.4.1(p)	–	Fifteenth Supplemental Indenture, dated as of January 1, 2002, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2001 (Burke) Note. (Filed as Exhibit 4.7.1(p) to the Registrant's Form 10-K for the fiscal year ended December 31, 2001, File No. 33-7591.)
*4.4.1(q)	–	Sixteenth Supplemental Indenture, dated as of January 1, 2002, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2001 (Monroe) Note. (Filed as Exhibit 4.7.1(q) to the Registrant's Form 10-K for the fiscal year ended December 31, 2001, File No. 33-7591.)
*4.4.1(r)	–	Seventeenth Supplemental Indenture, dated as of October 1, 2002, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2002A (Burke) Note. (Filed as Exhibit 4.7.1(r) to the Registrant's Form 10-K for the fiscal year ended December 31, 2002, File No. 33-7591.)

*4.4.1(s)	–	Eighteenth Supplemental Indenture, dated as of October 1, 2002, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2002B (Burke) Note. (Filed as Exhibit 4.7.1(s) to the Registrant's Form 10-K for the fiscal year ended December 31, 2002, File No. 33-7591.)
*4.4.1(t)	–	Nineteenth Supplemental Indenture, dated as of January 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2002C (Burke) Note. (Filed as Exhibit 4.7.1(t) to the Registrant's Form 10-K for the fiscal year ended December 31, 2002, File No. 33-7591.)
*4.4.1(u)	–	Twentieth Supplemental Indenture, dated as of January 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2002 (Monroe) Note. (Filed as Exhibit 4.7.1(u) to the Registrant's Form 10-K for the fiscal year ended December 31, 2002, File No. 33-7591.)
*4.4.1(v)	–	Twenty-First Supplemental Indenture, dated as of January 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2002 (Appling) Note. (Filed as Exhibit 4.7.1(v) to the Registrant's Form 10-K for the fiscal year ended December 31, 2002, File No. 33-7591.)
*4.4.1(w)	–	Twenty-Second Supplemental Indenture, dated as of March 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2003 (FFB M-8) Note and Series 2003 (RUS M-8) Reimbursement Note. (Filed as Exhibit 4.7.1(w) to the Registrant's Form 10-Q for the quarterly period ended September 30, 2003, File No. 33-7591.)
*4.4.1(x)	–	Twenty-Third Supplemental Indenture, dated as of March 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2003 (FFB N-8) Note and Series 2003 (RUS N-8) Reimbursement Note. (Filed as Exhibit 4.7.1(x) to the Registrant's Form 10-Q for the quarterly period ended September 30, 2003, File No. 33-7591.)
*4.4.1(y)	–	Twenty-Fourth Supplemental Indenture, dated as of December 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2003A (Appling) Note. (Filed as Exhibit 4.7.1(y) to the Registrant's Form 10-K for the fiscal year ended December 31, 2003, File No. 33-7591.)
*4.4.1(z)	–	Twenty-Fifth Supplemental Indenture, dated as of December 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2003A (Burke) Note. (Filed as Exhibit 4.7.1(z) to the Registrant's Form 10-K for the fiscal year ended December 31, 2003, File No. 33-7591.)
*4.4.1(aa)	–	Twenty-Sixth Supplemental Indenture, dated as of December 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2003B (Burke) Note. (Filed as Exhibit 4.7.1(aa) to the Registrant's Form 10-K for the fiscal year ended December 31, 2003, File No. 33-7591.)
*4.4.1(bb)	–	Twenty-Seventh Supplemental Indenture, dated as of December 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2003A (Heard) Note. (Filed as Exhibit 4.7.1(bb) to the Registrant's Form 10-K for the fiscal year ended December 31, 2003, File No. 33-7591.)
*4.4.1(cc)	–	Twenty-Eighth Supplemental Indenture, dated as of December 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2003A (Monroe) Note. (Filed as Exhibit 4.7.1(cc) to the Registrant's Form 10-K for the fiscal year ended December 31, 2003, File No. 33-7591.)
*4.4.1(dd)	–	Twenty-Ninth Supplemental Indenture, dated as of December 1, 2004, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2004 (Burke) Note. (Filed as Exhibit 4.7.1(dd) to the Registrant's Form 10-K for the fiscal year ended December 31, 2004, File No. 33-7591.)

*4.4.1(ee)	–	Thirtieth Supplemental Indenture, dated as of December 1, 2004, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2004 (Monroe) Note. (Filed as Exhibit 4.7.1(ee) to the Registrant's Form 10-K for the fiscal year ended December 31, 2004, File No. 33-7591.)
*4.4.1(ff)	–	Thirty-First Supplemental Indenture, dated as of November 1, 2005, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2005 (Burke) Note. (Filed as Exhibit 4.7.1(ff) to the Registrant's Form 10-K for the fiscal year ended December 31, 2005, File No. 33-7591.)
*4.4.1(gg)	–	Thirty-Second Supplemental Indenture, dated as of November 1, 2005, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2005 (Monroe) Note. (Filed as Exhibit 4.7.1(gg) to the Registrant's Form 10-K for the fiscal year ended December 31, 2005, File No. 33-7591.)
*4.4.1(hh)	–	Thirty-Third Supplemental Indenture, dated as of May 1, 2006, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2006 (FFB P-8) Note and Series 2006 (RUS P-8) Reimbursement Note. (Filed as Exhibit 4.7.1(hh) to the Registrant's Form 10-Q for the quarterly period ended June 30, 2006, File No. 33-7591.)
*4.4.1(ii)	–	Thirty-Fourth Supplemental Indenture, dated as of September 22, 2006, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Amendment of Section 9.9 of the Original Indenture. (Filed as Exhibit 4.7.1(ii) to the Registrant's Form 10-K for the fiscal year ended December 31, 2006, File No. 33-7591.)
*4.4.1(jj)	–	Thirty-Fifth Supplemental Indenture, dated as of October 1, 2006, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Oglethorpe Power Corporation First Mortgage Bonds, Series 2006. (Filed as Exhibit 4.7.1(jj) to the Registrant's Form 10-K for the fiscal year ended December 31, 2006, File No. 33-7591.)
*4.4.1(kk)	–	Thirty-Sixth Supplemental Indenture, dated as of October 1, 2006, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2006A (Burke) Note, Series 2006B-1 (Burke) Note, Series 2006B-2 (Burke) Note, Series 2006B-3 (Burke) Note, Series 2006B-4 (Burke) Note and Series 2006A (Monroe) Note. (Filed as Exhibit 4.7.1(kk) to the Registrant's Form 10-K for the fiscal year ended December 31, 2006, File No. 33-7591.)
*4.4.1(ll)	–	Thirty-Seventh Supplemental Indenture, dated as of October 1, 2006, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2006C-1 (Burke) Note, Series 2006C-2 (Burke) Note and Series 2006B (Monroe) Note. (Filed as Exhibit 4.7.1(ll) to the Registrant's Form 10-K for the fiscal year ended December 31, 2006, File No. 33-7591.)
*4.4.1(mm)	–	Thirty-Eighth Supplemental Indenture, dated as of May 1, 2007, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Amendments to the Retained Indebtedness Note. (Filed as Exhibit 4.7.1(mm) to the Registrant's Form 10-Q for the quarterly period ended June 30, 2007, File No. 33-7591.)
*4.4.1(nn)	–	Thirty-Ninth Supplemental Indenture, dated as of July 1, 2007, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2007 (FFB R-8) Note and Series 2007 (RUS R-8) Reimbursement Note. (Filed as Exhibit 4.7.1(nn) to the Registrant's Form 10-Q for the quarterly period ended June 30, 2007, File No. 33-7591.)
*4.4.1(oo)	–	Fortieth Supplemental Indenture, dated as of October 1, 2007, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Oglethorpe Power Corporation First Mortgage Bonds, Series 2007. (Filed as Exhibit 4.7.1(oo) to the Registrant's Form 10-Q for the quarterly period ended September 30, 2007, File No. 33-7591.)

*4.4.1(pp)	–	Forty-First Supplemental Indenture, dated as of October 1, 2007, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2007A (Appling) Note, Series 2007B (Appling) Note, Series 2007A (Burke) Note, Series 2007B (Burke) Note, Series 2007C (Burke) Note, Series 2007D (Burke) Note, Series 2007E (Burke) Note, Series 2007F (Burke) Note and Series 2007A (Monroe) Note. (Filed as Exhibit 4.7.1(pp) to the Registrant's Form 10-Q for the quarterly period ended September 30, 2007, File No. 33-7591.)
*4.4.1(qq)	–	Forty-Second Supplemental Indenture, dated as of February 5, 2008, made by Oglethorpe to U.S. Bank National Association, as trustee, providing for the Amendment of Section 1.1 of the Original Indenture. (Filed as Exhibit 4.7(qq) to the Registrant's Form 10-K for the fiscal year ended December 31, 2007, File No. 33-7591.)
*4.4.1(rr)	–	Forty-Third Supplemental Indenture, dated as of August 1, 2008, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2008A (Burke) Note, Series 2008B (Burke) Note and Series 2008C (Burke) Note. (Filed as Exhibit 4.7.1(rr) to the Registrant's Form 10-K for the fiscal year ended December 31, 2008, File No. 33-7591.)
*4.4.1(ss)	–	Forty-Fourth Supplemental Indenture, dated as of September 1, 2008, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2008 (FFB S-8) Note and Series 2008 (RUS S-8) Reimbursement Note. (Filed as Exhibit 4.7.1(ss) to the Registrant's Form 10-K for the fiscal year ended December 31, 2008, File No. 33-7591.)
*4.4.1(tt)	–	Forty-Fifth Supplemental Indenture, dated as of December 1, 2008, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2008D (Burke) Note, Series 2008E (Burke) Note, Series 2008F (Burke) Note, Series 2008G (Burke) Note and Series 2008A (Monroe) Note. (Filed as Exhibit 4.7.1(tt) to the Registrant's Form 10-K for the fiscal year ended December 31, 2008, File No. 33-7591.)
*4.4.1(uu)	–	Forty-Sixth Supplemental Indenture, dated as of February 1, 2009, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Oglethorpe Power Corporation First Mortgage Bonds, Series 2009 A. (Filed as Exhibit 4.7.1(uu) to the Registrant's Form 10-K for the fiscal year ended December 31, 2008, File No. 33-7591.)
*4.4.1(vv)	–	Forty-Seventh Supplemental Indenture, dated as of February 19, 2009, made by Oglethorpe to U.S. Bank National Association, as trustee, providing for the Amendment of the Original Indenture. (Filed as Exhibit 4.7.1(vv) to the Registrant's Form 10-K for the fiscal year ended December 31, 2008, File No. 33-7591.)
*4.4.1(ww)	–	Forty-Eighth Supplemental Indenture, dated as of August 1, 2009, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2009B CFC Note, Series 2009C CFC Note and Series 2009D CFC Project Note. (Filed as Exhibit 4.1 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2009, File No. 333-159338.)
*4.4.1(xx)	–	Forty-Ninth Supplemental Indenture, dated as of November 1, 2009, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Oglethorpe Power Corporation First Mortgage Bonds, Series 2009 B. (Filed as Exhibit 4.1 to the Registrant's Form 10-Q for the quarter ended September 30, 2009, File No. 333-159338.)
*4.4.1(yy)	–	Fiftieth Supplemental Indenture, dated as of November 30, 2009, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2009A Line of Credit Notes. (Filed as Exhibit 4.7.1 (yy) to the Registrant's Form 10-K for the fiscal year ended December 31, 2009, File No. 000-53908.)

*4.4.1 (zz)	–	Fifty-First Supplemental Indenture, dated as of December 1, 2009, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2009A (Heard) Note, Series 2009A (Monroe) Note and Series 2009B (Monroe) Note. (Filed as Exhibit 4.7.1 (zz) to the Registrant's Form 10-K for the fiscal year ended December 31, 2009, File No. 000-53908.)
*4.4.1 (aaa)	–	Fifty-Second Supplemental Indenture, dated as of December 30, 2009, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the First Mortgage Bond, Series 2009 CoBank (Clean Renewable Energy Bond). (Filed as Exhibit 4.7.1 (aaa) to the Registrant's Form 10-K for the fiscal year ended December 31, 2009, File No. 000-53908.)
*4.4.1 (bbb)	–	Fifty-Third Supplemental Indenture, dated as of March 1, 2010, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2010A (Burke) Note, Series 2010B (Burke) Note, Series 2010A (Monroe) Note, Series 2010A (Burke) Reimbursement Obligation, Series 2010B (Burke) Reimbursement Obligation and Series 2010A (Monroe) Reimbursement Obligation. (Filed as Exhibit 4.1 to the Registrant's Form 10-Q for the quarterly period ended March 31, 2010, File No. 000-53908.)
*4.4.1 (ccc)	–	Fifty-Fourth Supplemental Indenture, dated as of May 21, 2010, made by Oglethorpe to U.S. Bank National Association, as trustee, confirming the lien of the Indenture with respect to certain After-Acquired Property (relating to the Hawk Road and Hartwell Energy Facilities). (Filed as Exhibit 4.1 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2010, File No. 000-53908.)
*4.4.1 (ddd)	–	Fifty-Fifth Supplemental Indenture, dated as of August 1, 2010, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2010 (FFB V-8) Note and Series 2010 (RUS V-8) Reimbursement Note. (Filed as Exhibit 4.2 to the Registrant's Form 10-Q for the quarterly period ended September 30, 2010, File No. 000-53908.)
*4.4.1 (eee)	–	Fifty-Sixth Supplemental Indenture, dated as of November 1, 2010, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Oglethorpe Power Corporation First Mortgage Bonds, Series 2010 A. (Filed as Exhibit 4.2 to the Registrant's Form 8-K filed on November 8, 2010, File No. 000-53908.)
*4.4.1(fff)	–	Fifty-Seventh Supplemental Indenture, dated as of December 1, 2010, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2010A CFC Note. (Filed as Exhibit 4.8.1(fff) to the Registrant's Form S-3 Registration Statement, File No. 333-171342.)
*4.4.1(ggg)	–	Fifty-Eighth Supplemental Indenture, dated as of December 1, 2010, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Agreement Modifying Future Advance Promissory Note. (Filed as Exhibit 4.8.1(ggg) to the Registrant's Form S-3 Registration Statement, File No. 333-171342.)
*4.4.1(hhh)	–	Fifty-Ninth Supplemental Indenture, dated as of March 1, 2011, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2011A (Appling) Note, Series 2011A (Burke) Note and Series 2011A (Monroe) Note. (Filed as Exhibit 4.2 to the Registrant's Form 10-Q for the quarterly period ended March 31, 2011, File No. 000-53908.)
*4.4.1(iii)	–	Sixtieth Supplemental Indenture, dated as of April 1, 2011, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2011 (FFB W-8) Note, Series 2011 (RUS W-8) Reimbursement Note, Series 2011 (FFB X-8) Note, and Series 2011 (RUS X-8) Reimbursement Note. (Filed as Exhibit 4.3 to the Registrant's Form 10-Q for the quarterly period ended March 31, 2011, File No. 000-53908.)

*4.4.1(jjj)	–	Sixty-First Supplemental Indenture, dated as of August 1, 2011, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Oglethorpe Power Corporation First Mortgage Bonds, Series 2011A (filed as Exhibit 4.2 to the Registrant's Form 8-K filed on August 17, 2011, File No. 000-53908.)
*4.4.1(kkk)	–	Sixty-Second Supplemental Indenture, dated as of April 1, 2012, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2012A (Monroe) Note (Filed as Exhibit 4.1 to the Registrant's Form 10-Q for the quarterly period ended March 31, 2012, File No. 000-53908.)
*4.4.1(lll)	–	Sixty-Third Supplemental Indenture, dated as of November 1, 2012, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to Oglethorpe Power Corporation First Mortgage Bonds, Series 2012A (Filed as Exhibit 4.2 to the Registrant's Form 8-K filed on November 28, 2012, File No. 000-53908.)
*4.4.2	–	Security Agreement, dated as of March 1, 1997, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee. (Filed as Exhibit 4.8.2 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*4.5	–	Unsecured Indenture, dated as of December 22, 2010, by and between Oglethorpe and U.S. Bank National Association, as trustee (Filed as Exhibit 4.1 to the Registrant's Form S-3 Registration Statement, File No. 333-171342.)
4.6.1(1)	–	Loan Agreement, dated as of August 1, 2008, between Development Authority of Burke County and Oglethorpe relating to Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 2008A, and three other substantially identical (Fixed Rate Bonds) loan agreements.
4.6.2(1)	–	Note, dated August 27, 2008, from Oglethorpe to U.S. Bank National Association, as trustee, acting pursuant to a Trust Indenture, dated as of August 1, 2008, between Development Authority of Burke County and U.S. Bank National Association relating to Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 2008A, and three other substantially identical notes.
4.6.3(1)	–	Trust Indenture, dated as of August 1, 2008, between Development Authority of Burke County and U.S. Bank National Association, as trustee, relating to Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 2008A, and three other substantially identical indentures.
4.7.1(1)	–	Loan Agreement, dated as of December 1, 2003, between Development Authority of Burke County and Oglethorpe relating to Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 2003A, and seven other substantially identical (Auction Rate Bonds) loan agreements.
4.7.2(1)	–	Note, dated December 3, 2003, from Oglethorpe to SunTrust Bank, as trustee, pursuant to a Trust Indenture, dated December 1, 2003, between Development Authority of Burke County and SunTrust Bank relating to Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 2003A, and seven other substantially identical notes.
4.7.3(1)	–	Trust Indenture, dated as of December 1, 2003, between Development Authority of Burke County and SunTrust Bank, as trustee, relating to Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 2003A, and seven other substantially identical indentures.

4.8.1(1)	–	Loan Agreement, dated as of December 1, 2009, between Development of Monroe County and Oglethorpe relating to Development Authority of Monroe County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Scherer Project), Series 2009A, and five other substantially identical (Variable Rate Bonds) loan agreements.
4.8.2(1)	–	Note, dated December 1, 2009, from Oglethorpe to U.S. Bank National Association, as trustee, pursuant to a Trust Indenture, dated December 1, 2009, between Development Authority of Monroe County and U.S. Bank National Association relating to Development Authority of Monroe County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Scherer Project), Series 2009A, and five other substantially identical notes.
4.8.3(1)	–	Trust Indenture, dated December 1, 2009, between Development Authority of Monroe County and U.S. Bank National Association, as trustee, relating to Development Authority of Monroe County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Scherer Project), Series 2009A, and five other substantially identical indentures.
4.9.1(1)	–	Master Loan Agreement, dated as of March 1, 1997, between Oglethorpe and CoBank, ACB, MLA No. 0459.
4.9.2(1)	–	Consolidating Supplement, dated as of March 1, 1997, between Oglethorpe and CoBank, ACB, relating to Loan No. ML0459T1.
4.9.3(1)	–	Promissory Note, dated March 1, 1997, in the original principal amount of $7,102,740.26, from Oglethorpe to CoBank, ACB, relating to Loan No. ML0459T1.
4.9.4(1)	–	Consolidating Supplement, dated as of March 1, 1997, between Oglethorpe and CoBank, ACB, relating to Loan No. ML0459T2.
4.9.5(1)	–	Promissory Note, dated March 1, 1997, in the original principal amount of $1,856,475.12, made by Oglethorpe to CoBank, ACB, relating to Loan No. ML0459T2.
4.10.1(1)	–	Committed, Revolving Credit Facility Agreement, dated as of August 1, 2009, between Oglethorpe and National Rural Utilities Cooperative Finance Corporation, relating to the Series 2009B CFC Note.
4.10.2(1)	–	Series 2009B CFC Note, dated August 11, 2009, in the original principal amount of $250,000,000, from Oglethorpe to National Rural Utilities Cooperative Finance Corporation.
4.10.3(1)	–	Term Loan Agreement, dated as of August 1, 2009, between Oglethorpe and National Rural Utilities Cooperative Finance Corporation, relating to the Series 2009C Note.
4.10.4(1)	–	Series 2009C CFC Note, dated August 11, 2009, in the original principal amount of $250,000,000, from Oglethorpe to National Rural Utilities Cooperative Finance Corporation.
4.11.1(1)	–	Bond Purchase Agreement, dated as of December 30, 2009, between Oglethorpe and CoBank, ACB, relating to Oglethorpe Power Corporation (An Electric Membership Corporation) First Mortgage Bond, Series 2009 CoBank (Clean Renewable Energy Bond).
4.11.2(1)	–	Oglethorpe Power Corporation (An Electric Membership Corporation) First Mortgage Bond, Series 2009 CoBank (Clean Renewable Energy Bond), dated December 30, 2009, from Oglethorpe to CoBank, ACB, in the original principal amount of $16,165,400.
*10.1.1(a)	–	Participation Agreement No. 2 among Oglethorpe as Lessee, Wilmington Trust Company as Owner Trustee, The First National Bank of Atlanta as Indenture Trustee, Columbia Bank for Cooperatives as Loan Participant and Ford Motor Credit Company as Owner Participant, dated December 30, 1985, together with a schedule identifying three other substantially identical Participation Agreements. (Filed as Exhibit 10.1.1(b) to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)

*10.1.1(b)	–	Supplemental Participation Agreement No. 2. (Filed as Exhibit 10.1.1(a) to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.1.1(c)	–	Supplemental Participation Agreement No. 1, dated as of June 30, 1987, among Oglethorpe as Lessee, IBM Credit Financing Corporation as Owner Participant, Wilmington Trust Company and The Citizens and Southern National Bank as Owner Trustee, The First National Bank of Atlanta, as Indenture Trustee, and Columbia Bank for Cooperatives, as Loan Participant. (Filed as Exhibit 10.1.1(c) to the Registrant's Form 10-K for the fiscal year ended December 31, 1987, File No. 33-7591.)
*10.1.1(d)	–	Second Supplemental Participation Agreement No. 2, dated as of December 17, 1997, among Oglethorpe as Lessee, DFO Partnership, as assignee of Ford Motor Credit Company, as Owner Participant, Wilmington Trust Company and NationsBank, N.A. as Owner Trustee, The Bank of New York Trust Company of Florida, N.A. as Indenture Trustee, CoBank, ACB as Loan Participant, OPC Scherer Funding Corporation, as Original Funding Corporation, OPC Scherer 1997 Funding Corporation A, as Funding Corporation, and SunTrust Bank, Atlanta, as Original Collateral Trust Trustee and Collateral Trust Trustee, with a schedule identifying three substantially identical Second Supplemental Participation Agreements and any material differences. (Filed as Exhibit 10.1.1(d) to Registrant's Form S-4 Registration Statement, File No. 333-4275.)
*10.1.2	–	General Warranty Deed and Bill of Sale No. 2 between Oglethorpe, Grantor, and Wilmington Trust Company and William J. Wade, as Owner Trustees under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, Grantee, together with a schedule identifying three substantially identical General Warranty Deeds and Bills of Sale. (Filed as Exhibit 10.1.2 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.1.3(a)	–	Supporting Assets Lease No. 2, dated December 30, 1985, between Oglethorpe, Lessor, and Wilmington Trust Company and William J. Wade, as Owner Trustees, under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, Lessee, together with a schedule identifying three substantially identical Supporting Assets Leases. (Filed as Exhibit 10.1.3 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.1.3(b)	–	First Amendment to Supporting Assets Lease No. 2, dated as of November 19, 1987, together with a schedule identifying three substantially identical First Amendments to Supporting Assets Leases. (Filed as Exhibit 10.1.3(a) to the Registrant's Form 10-K for the fiscal year ended December 31, 1987, File No. 33-7591.)
*10.1.3(c)	–	Second Amendment to Supporting Assets Lease No. 2, dated as of October 3, 1989, together with a schedule identifying three substantially identical Second Amendments to Supporting Assets Leases. (Filed as Exhibit 10.1.3(c) to the Registrant's Form 10-Q for the quarterly period ended March 31, 1998, File No. 33-7591.)
*10.1.4(a)	–	Supporting Assets Sublease No. 2, dated December 30, 1985, between Wilmington Trust Company and William J. Wade, as Owner Trustees under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, Sublessor, and Oglethorpe, Sublessee, together with a schedule identifying three substantially identical Supporting Assets Subleases. (Filed as Exhibit 10.1.4 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.1.4(b)	–	First Amendment to Supporting Assets Sublease No. 2, dated as of November 19, 1987, together with a schedule identifying three substantially identical First Amendments to Supporting Assets Subleases. (Filed as Exhibit 10.1.4(a) to the Registrant's Form 10-K for the fiscal year ended December 31, 1987, File No. 33-7591.)

*10.1.4(c)	–	Second Amendment to Supporting Assets Sublease No. 2, dated as of October 3, 1989, together with a schedule identifying three substantially identical Second Amendments to Supporting Assets Subleases. (Filed as Exhibit 10.1.4(c) to the Registrant's Form 10-Q for the quarterly period ended March 31, 1998, File No. 33-7591.)
*10.1.5(a)	–	Tax Indemnification Agreement No. 2, dated December 30, 1985, between Ford Motor Credit Company, Owner Participant, and Oglethorpe, Lessee, together with a schedule identifying three substantially identical Tax Indemnification Agreements. (Filed as Exhibit 10.1.5 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.1.5(b)	–	Amendment No. 1 to the Tax Indemnification Agreement No. 2, dated December 17, 1997, between DFO Partnership, as assignee of Ford Motor Credit Company, as Owner Participant, and Oglethorpe, as Lessee, with a schedule identifying three substantially identical Amendments No. 1 to the Tax Indemnification Agreements and any material differences. (Filed as Exhibit 10.1.5(b) to the Registrant's Form S-4 Registration Statement, File No. 333-42759.)
*10.1.6	–	Assignment of Interest in Ownership Agreement and Operating Agreement No. 2, dated December 30, 1985, between Oglethorpe, Assignor, and Wilmington Trust Company and William J. Wade, as Owner Trustees under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, Assignee, together with a schedule identifying three substantially identical Assignments of Interest in Ownership Agreement and Operating Agreement. (Filed as Exhibit 10.1.6 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.1.7(a)	–	Consent, Amendment and Assumption No. 2, dated December 30, 1985, among Georgia Power Company and Oglethorpe and Municipal Electric Authority of Georgia and City of Dalton, Georgia and Gulf Power Company and Wilmington Trust Company and William J. Wade, as Owner Trustees under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, together with a schedule identifying three substantially identical Consents, Amendments and Assumptions. (Filed as Exhibit 10.1.9 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.1.7(b)	–	Amendment to Consent, Amendment and Assumption No. 2, dated as of August 16, 1993, among Oglethorpe, Georgia Power Company, Municipal Electric Authority of Georgia, City of Dalton, Georgia, Gulf Power Company, Jacksonville Electric Authority, Florida Power & Light Company and Wilmington Trust Company and NationsBank of Georgia, N.A., as Owner Trustees under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, together with a schedule identifying three substantially identical Amendments to Consents, Amendments and Assumptions. (Filed as Exhibit 10.1.9(a) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1993, File No. 33-7591.)
*10.2.1(a)	–	Plant Robert W. Scherer Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of May 15, 1980. (Filed as Exhibit 10.6.1 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.2.1(b)	–	Amendment to Plant Robert W. Scherer Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of December 30, 1985. (Filed as Exhibit 10.1.8 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)

*10.2.1(c)	–	Amendment Number Two to the Plant Robert W. Scherer Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of July 1, 1986. (Filed as Exhibit 10.6.1(a) to the Registrant's Form 10-K for the fiscal year ended December 31, 1987, File No. 33-7591.)
*10.2.1(d)	–	Amendment Number Three to the Plant Robert W. Scherer Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of August 1, 1988. (Filed as Exhibit 10.6.1(b) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1993, File No. 33-7591.)
*10.2.1(e)	–	Amendment Number Four to the Plant Robert W. Scherer Units Number One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of December 31, 1990. (Filed as Exhibit 10.6.1(c) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1993, File No. 33-7591.)
*10.2.2(a)	–	Plant Robert W. Scherer Units Numbers One and Two Operating Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of May 15, 1980. (Filed as Exhibit 10.6.2 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.2.2(b)	–	Amendment to Plant Robert W. Scherer Units Numbers One and Two Operating Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of December 30, 1985. (Filed as Exhibit 10.1.7 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.2.2(c)	–	Amendment Number Two to the Plant Robert W. Scherer Units Numbers One and Two Operating Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of December 31, 1990. (Filed as Exhibit 10.6.2(a) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1993, File No. 33-7591.)
*10.2.3	–	Plant Scherer Managing Board Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia, City of Dalton, Georgia, Gulf Power Company, Florida Power & Light Company and Jacksonville Electric Authority, dated as of December 31, 1990. (Filed as Exhibit 10.6.3 to the Registrant's Form 10-Q for the quarterly period ended September 30, 1993, File No. 33-7591.)
*10.3.1(a)	–	Alvin W. Vogtle Nuclear Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of August 27, 1976. (Filed as Exhibit 10.7.1 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.3.1(b)	–	Amendment Number One, dated January 18, 1977, to the Alvin W. Vogtle Nuclear Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia. (Filed as Exhibit 10.7.3 to the Registrant's Form 10-K for the fiscal year ended December 31, 1986, File No. 33-7591.)
*10.3.1(c)	–	Amendment Number Two, dated February 24, 1977, to the Alvin W. Vogtle Nuclear Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia. (Filed as Exhibit 10.7.4 to the Registrant's Form 10-K for the fiscal year ended December 31, 1986, File No. 33-7591.)

*10.3.2	–	Plant Alvin W. Vogtle Additional Units Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of April 21, 2006. (Filed as Exhibit 10.4.4 to the Registrant's Form 8-K, filed April 27, 2006, File No. 33-7591.)
*10.3.3	–	Plant Alvin W. Vogtle Nuclear Units Amended and Restated Operating Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of April 21, 2006. (Filed as Exhibit 10.4.3 to the Registrant's Form 8-K, filed April 27, 2006, File No. 33-7591.)
10.3.4(a)(2)	–	Engineering, Procurement and Construction Agreement between Georgia Power Company, acting for itself and as agent for Oglethorpe, Municipal Electric Authority of Georgia and the City of Dalton, Georgia, acting by and through its Board of Water, Light and Sinking Fund Commissioners, as owners and a consortium consisting of Westinghouse Electric Company LLC and Stone & Weber, Inc., as contractor, for Units 3 & 4 at the Vogtle Electric Generating Plant Site, dated as of April 8, 2008. (Incorporated by reference to Exhibit 10(c)1 of Georgia Power Company's Form 10-Q/A for the quarterly period ended June 30, 2008, filed with the SEC on January 26, 2009.)
10.3.4(b)(2)	–	Amendment No. 1, dated as of December 11, 2009, to the Engineering, Procurement and Construction Agreement, dated as of April 8, 2008, between Georgia Power, for itself and as agent for Oglethorpe, Municipal Electric Authority of Georgia, and Dalton Utilities, as owners, and a consortium consisting of Westinghouse and Stone & Webster, as contractor, for Units 3 & 4 at the Vogtle Electric Generating Plant Site. (Incorporated by reference to Exhibit 10(c)29 of Georgia Power Company's Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on February 25, 2010.)
10.3.4(c)(2)	–	Amendment No. 2, dated as of January 15, 2010, to the Engineering, Procurement and Construction Agreement, dated as of April 8, 2008, between Georgia Power, for itself and as agent for Oglethorpe, Municipal Electric Authority of Georgia, and Dalton Utilities, as owners, and a consortium consisting of Westinghouse and Stone & Webster, as contractor, for Units 3 & 4 at the Vogtle Electric Generating Plant Site. (Incorporated by reference to Exhibit 10(c)(1) of Georgia Power Company's Form 10-Q for the quarterly period ended March 31, 2010, filed with the SEC on May 7, 2010.)
10.3.4(d)(2)	–	Amendment No. 3, dated as of February 23, 2010, to the Engineering, Procurement and Construction Agreement, dated as of April 8, 2008, between Georgia Power, for itself and as agent for Oglethorpe, Municipal Electric Authority of Georgia, and Dalton Utilities, as owners, and a consortium consisting of Westinghouse and Stone & Webster, as contractor, for Units 3 & 4 at the Vogtle Electric Generating Plant Site. (Incorporated by reference to Exhibit 10(c)(2) of Georgia Power Company's Form 10-Q for the quarterly period ended March 31, 2010, filed with the SEC on May 7, 2010.)
*10.4.1	–	Plant Hal Wansley Purchase and Ownership Participation Agreement between Georgia Power Company and Oglethorpe, dated as of March 26, 1976. (Filed as Exhibit 10.8.1 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.4.2(a)	–	Plant Hal Wansley Operating Agreement between Georgia Power Company and Oglethorpe, dated as of March 26, 1976. (Filed as Exhibit 10.8.2 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.4.2(b)	–	Amendment, dated as of January 15, 1995, to the Plant Hal Wansley Operating Agreements by and among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia. (Filed as Exhibit 10.5.2(a) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1996, File No. 33-7591.)

*10.4.3	–	Plant Hal Wansley Combustion Turbine Agreement between Georgia Power Company and Oglethorpe, dated as of August 2, 1982 and Amendment No. 1, dated October 20, 1982. (Filed as Exhibit 10.18 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.5.1	–	Edwin I. Hatch Nuclear Plant Purchase and Ownership Participation Agreement between Georgia Power Company and Oglethorpe, dated as of January 6, 1975. (Filed as Exhibit 10.9.1 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.5.2	–	Edwin I. Hatch Nuclear Plant Operating Agreement between Georgia Power Company and Oglethorpe, dated as of January 6, 1975. (Filed as Exhibit 10.9.2 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.6.1	–	Rocky Mountain Pumped Storage Hydroelectric Project Ownership Participation Agreement, dated as of November 18, 1988, by and between Oglethorpe and Georgia Power Company. (Filed as Exhibit 10.22.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1988, File No. 33-7591.)
*10.6.2	–	Rocky Mountain Pumped Storage Hydroelectric Project Operating Agreement, dated as of November 18, 1988, by and between Oglethorpe and Georgia Power Company. (Filed as Exhibit 10.22.2 to the Registrant's Form 10-K for the fiscal year ended December 31, 1988, File No. 33-7591.)
*10.7.1	–	Amended and Restated Wholesale Power Contract, dated as of January 1, 2003, between Oglethorpe and Altamaha Electric Membership Corporation, together with a schedule identifying 37 other substantially identical Amended and Restated Wholesale Power Contracts. (Filed as Exhibit 10.31.1 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2003, File No. 33-7591.)
*10.7.2	–	First Amendment to Amended and Restated Wholesale Power Contract, dated as of June 1, 2005, between Oglethorpe and Altamaha Electric Membership Corporation, together with a scheduling identifying 36 other substantially identical First Amendments. (Filed as Exhibit 10.8.2 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2005, File No. 33-7591.)
*10.7.3	–	Amended and Restated Supplemental Agreement, dated as of January 1, 2003, by and among Oglethorpe, Altamaha Electric Membership Corporation and the United States of America, together with a schedule identifying 37 other substantially identical Amended and Restated Supplemental Agreements. (Filed as Exhibit 10.31.2 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2003, File No. 33-7591.)
*10.7.4	–	Supplemental Agreement to the Amended and Restated Wholesale Power Contract, dated as of January 1, 1997, by and among Georgia Power Company, Oglethorpe and Altamaha Electric Membership Corporation, together with a schedule identifying 37 other substantially identical Supplemental Agreements. (Filed as Exhibit 10.8.3 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.7.5	–	Wholesale Power Contract, dated November 1, 2009, between Oglethorpe and Flint Electric Membership Corporation. (Filed as Exhibit 10.8.8 to the Registrant's Form 10-K for the fiscal year ended December 31, 2009, File No. 000-53908.)
*10.7.6	–	Supplemental Agreement to the Wholesale Power Contract, dated as of November 1, 2009, by and between Oglethorpe, Flint Electric Membership Corporation and the United States of America. (Filed as Exhibit 10.8.9 to the Registrant's Form 10-K for the fiscal year ended December 31, 2009, File No. 000-53908.)

*10.8	–	ITSA, Power Sale and Coordination Umbrella Agreement between Oglethorpe and Georgia Power Company, dated as of November 12, 1990. (Filed as Exhibit 10.28 to the Registrant's Form 8-K, filed January 4, 1991, File No. 33-7591.)
*10.9	–	Second Amended and Restated Nuclear Managing Board Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of April 21, 2006. (Filed as Exhibit 10.13(b) to the Registrant's Form 8-K, filed April 27, 2006, File No. 33-7591.)
*10.10	–	Supplemental Agreement by and among Oglethorpe, Tri-County Electric Membership Corporation and Georgia Power Company, dated as of November 12, 1990, together with a schedule identifying 37 other substantially identical Supplemental Agreements. (Filed as Exhibit 10.30 to the Registrant's Form 8-K, filed January 4, 1991, File No. 33-7591.)
*10.11.1(a)	–	Member Transmission Service Agreement, dated as of March 1, 1997, by and between Oglethorpe and Georgia Transmission Corporation (An Electric Membership Corporation). (Filed as Exhibit 10.33.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.11.1(b)	–	Agreement to Extend the Term of the Member Transmission Service Agreement, dated as of August 2, 2006, by and between Oglethorpe and Georgia Transmission Corporation (An Electric Membership Corporation). (Filed as Exhibit 10.17.1(b) to the Registrant's Form 10-Q for the quarterly period ended June 30, 2006, File No. 33-7591.)
*10.11.2	–	Generation Services Agreement, dated as of March 1, 1997, by and between Oglethorpe and Georgia System Operations Corporation. (Filed as Exhibit 10.33.2 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.11.3	–	Operation Services Agreement, dated as of March 1, 1997, by and between Oglethorpe and Georgia System Operations Corporation. (Filed as Exhibit 10.33.3 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.12	–	Long Term Transaction Service Agreement Under Southern Companies' Federal Energy Regulatory Commission Electric Tariff Volume No. 4 Market-Based Rate Tariff, between Georgia Power Company and Oglethorpe, dated as of February 26, 1999. (Filed as Exhibit 10.27 to the Registrant's Form 10-Q for the quarterly period ended March 31, 1999, File No. 33-7591.)
*10.13	–	Credit Agreement, dated as of June 9, 2011, among Oglethorpe, as borrower, and the lenders identified therein, including Bank of America, N.A., as administrative agent (Filed as Exhibit 10.1 to the Registrant's Form 8-K filed June 10, 2011, File No. 000-53908.)
*10.14(3)	–	Employment Agreement, dated as of January 1, 2007, between Oglethorpe and Thomas A. Smith. (Filed as Exhibit 10.19 to the Registrant's Form 10-K for the fiscal year ended December 31, 2006, File No. 33-7591.)
*10.15(3)	–	Employment Agreement, dated January 1, 2007, between Oglethorpe and Michael W. Price. (Filed as Exhibit 10.20 to the Registrant's Form 10-K for the fiscal year ended December 31, 2006, File No. 33-7591.)
*10.16(3)	–	Employment Agreement, dated as of January 1, 2007, between Oglethorpe and Elizabeth Bush Higgins. (Filed as Exhibit 10.21 to the Registrant's Form 10-K for the fiscal year ended December 31, 2006, File No. 33-7591.)
*10.17(3)	–	Employment Agreement, dated as of January 1, 2007, between Oglethorpe and William F. Ussery. (Filed as Exhibit 10.23 to the Registrant's Form 10-K for the fiscal year ended December 31, 2006, File No. 33-7591.)

*10.18(3)	–	Employment Agreement, dated as of August 17, 2009, between Oglethorpe and Charles W. Whitney (Filed as Exhibit 10.1 to the Registrant's Form 10-Q for the quarterly period ended September 30, 2009, File No. 33-7591.)
*10.19	–	Oglethorpe Power Corporation Executive Incentive Payment Plan, dated November 8, 2007. (Filed as Exhibit 10.25 to the Registrant's Form 10-K for the fiscal year ended December 31, 2007, File No. 33-7591.)
*10.20	–	Participation Agreement for the Oglethorpe Power Corporation Executive Supplemental Retirement Plan, dated as of March 15, 2002, between Oglethorpe and Thomas A. Smith. (Filed as Exhibit 10.30 to the Registrant's Form 10-Q for the quarterly period ended March 31, 2002, File No. 33-7591.)
12.1	–	Oglethorpe Computation of Ratio of Earnings to Fixed Charges, Margins for Interest Ratio and Equity Ratio
14.1	–	Code of Conduct, last revised July 25, 2011, available on our website, www.opc.com.
23.1	–	Consent of Ernst & Young LLP
31.1	–	Rule 13a-14(a)/15d-14(a) Certification, by Thomas A. Smith (Principal Executive Officer).
31.2	–	Rule 13a-14(a)/15d-14(a) Certification, by Elizabeth B. Higgins (Principal Financial Officer).
32.1	–	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Thomas A. Smith (Principal Executive Officer).
32.2	–	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Elizabeth B. Higgins (Principal Financial Officer).
*99.1	–	Member Financial and Statistical Information (Filed as Exhibit 99.1 to the Registrant's Form 10-Q for the quarterly period ended March 31, 2012, File No. 000-53908.)
101	–	XBRL Interactive Data File.

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

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of March, 2013.

OGLETHORPE POWER CORPORATION (AN ELECTRIC MEMBERSHIP CORPORATION)
By:	/s/ THOMAS A. SMITH THOMAS A. SMITH President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS A. SMITH THOMAS A. SMITH	President and Chief Executive Officer (Principal Executive Officer)	March 22, 2013
/s/ ELIZABETH B. HIGGINS ELIZABETH B. HIGGINS	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 22, 2013
/s/ G. KENNETH WARREN, JR. G. KENNETH WARREN, JR.	Vice President, Controller (Principal Accounting Officer)	March 22, 2013
/s/ C. HILL BENTLEY C. HILL BENTLEY	Director	March 22, 2013
/s/ BENNY W. DENHAM BENNY W. DENHAM	Director	March 22, 2013
/s/ WM. RONALD DUFFEY WM. RONALD DUFFEY	Director	March 22, 2013
/s/ M. ANTHONY HAM M. ANTHONY HAM	Director	March 22, 2013
/s/ FRED MCWHORTER FRED MCWHORTER	Director	March 22, 2013

Signature	Title	Date

/s/ MARSHALL S. MILLWOOD MARSHALL S. MILLWOOD	Director	March 22, 2013
/s/ JEFFREY W. MURPHY JEFFREY W. MURPHY	Director	March 22, 2013
/s/ DANNY L. NICHOLS DANNY L. NICHOLS	Director	March 22, 2013
/s/ G. RANDALL PUGH G. RANDALL PUGH	Director	March 22, 2013
/s/ SAMMY G. SIMONTON SAMMY G. SIMONTON	Director	March 22, 2013
/s/ BOBBY C. SMITH, JR. BOBBY C. SMITH, JR.	Director	March 22, 2013
/s/ GEORGE L. WEAVER GEORGE L. WEAVER	Director	March 22, 2013
/s/ JAMES I. WHITE JAMES I. WHITE	Director	March 22, 2013