Form 10-Q
period 2013-03-31
OGLETHORPE POWER CORP
filed 2013-05-13
CIK 788816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR
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

OGLETHORPE POWER CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2013

		Page No.
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Unaudited Condensed Balance Sheets as of March 31, 2013 and December 31, 2012	1
	Unaudited Condensed Statements of Revenues and Expenses For the Three Months ended March 31, 2013 and 2012	3
	Unaudited Condensed Statements of Comprehensive Margin For the Three Months ended March 31, 2013 and 2012	4
	Unaudited Condensed Statements of Patronage Capital and Membership Fees and Accumulated Other Comprehensive Margin For the Three Months ended March 31, 2013 and 2012	5
	Unaudited Condensed Statements of Cash Flows For the Three Months ended March 31, 2013 and 2012	6
	Notes to Unaudited Condensed Financial Statements For the Three Months ended March 31, 2013 and 2012	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Mine Safety Disclosures	29
Item 5.	Other Information	29
Item 6.	Exhibits	29
SIGNATURES		31

i

CAUTIONARY STATEMENTS REGARDING

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

This Quarterly Report on Form 10-Q contains "forward-looking statements." All statements, other than statements of historical facts, that address activities, events or developments that we expect or anticipate to occur in the future, including matters such as the timing of various regulatory and other actions, future capital expenditures, business strategy and development, construction or operation of facilities (often, but not always, identified through the use of words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "projection," "target" and "outlook") are forward-looking statements.

Although we believe that in making these forward-looking statements our expectations are based on reasonable assumptions, any forward-looking statement involves uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. Some of the risks, uncertainties and assumptions that may cause actual results to differ from these forward-looking statements are described under the heading "RISK FACTORS" and in other sections of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this quarterly report may not occur.

Any forward-looking statement speaks only as of the date of this quarterly report, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict all of them; nor can we assess the impact of each factor or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:

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

ii

  •
  adequate funding of our nuclear decommissioning trust fund including investment performance and projected decommissioning costs;

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

iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

Oglethorpe Power Corporation
Condensed Balance Sheets (Unaudited)
March 31, 2013 and December 31, 2012

	(dollars in thousands)
	2013	2012
Assets
Electric plant:
In service	$7,530,380	$7,506,707
Less: Accumulated provision for depreciation	(3,505,489)	(3,472,087)

	4,024,891	4,034,620
Nuclear fuel, at amortized cost	329,626	321,196
Construction work in progress	2,367,023	2,240,920

	6,721,540	6,596,736

Investments and funds:
Nuclear decommissioning trust fund	315,403	300,785
Deposit on Rocky Mountain transactions	14,635	14,392
Investment in associated companies	61,700	60,770
Long-term investments	79,062	77,022
Restricted cash	13,363	8,953
Other	1,083	1,084

	485,246	463,006

Current assets:
Cash and cash equivalents	239,514	298,565
Restricted short-term investments	203,798	64,671
Receivables	128,528	134,896
Inventories, at average cost	253,768	263,949
Prepayments and other current assets	14,855	16,073

	840,463	778,154

Deferred charges:
Deferred debt expense, being amortized	62,590	63,210
Regulatory assets	361,614	352,902
Other	54,156	60,558

	478,360	476,670

	$8,525,609	$8,314,566

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Balance Sheets (Unaudited)
March 31, 2013 and December 31, 2012

	(dollars in thousands)
	2013	2012
Equity and Liabilities
Capitalization:
Patronage capital and membership fees	$695,033	$673,009
Accumulated other comprehensive margin	691	903

	695,724	673,912
Long-term debt	5,776,039	5,784,130
Obligation under capital leases	133,249	135,943
Obligation under Rocky Mountain transactions	14,635	14,392

	6,619,647	6,608,377

Current liabilities:
Long-term debt and capital leases due within one year	197,041	168,393
Short-term borrowings	708,664	569,480
Accounts payable	75,623	145,451
Accrued interest	73,100	58,649
Accrued and withheld taxes	9,515	4,881
Member power bill prepayments, current	158,132	65,079
Other current liabilities	14,271	19,539

	1,236,346	1,031,472

Deferred credits and other liabilities:
Gain on sale of plant, being amortized	23,268	23,638
Asset retirement obligations	383,774	381,362
Member power bill prepayments, non-current	32,702	40,853
Power sale agreement, being amortized	36,793	40,355
Regulatory liabilities	133,401	129,985
Other	59,678	58,524

	669,616	674,717

	$8,525,609	$8,314,566

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Revenues and Expenses (Unaudited)
For the Three Months Ended March 31, 2013 and 2012

	(dollars in thousands)
	Three Months
	2013	2012
Operating revenues:
Sales to Members	$286,653	295,230
Sales to non-Members	19,261	23,994

Total operating revenues	305,914	319,224

Operating expenses:
Fuel	100,150	109,227
Production	94,720	98,499
Depreciation and amortization	37,083	44,544
Purchased power	12,667	12,116
Accretion	5,630	4,857
Deferral of Hawk Road and Smith Energy Facilities effect on net margin	(11,890)	(12,075)

Total operating expenses	238,360	257,168

Operating margin	67,554	62,056

Other income:
Investment income	7,277	8,255
Other	2,277	3,743

Total other income	9,554	11,998

Interest charges:
Interest expense	75,777	76,007
Allowance for debt funds used during construction	(24,854)	(20,419)
Amortization of debt discount and expense	4,161	4,946

Net interest charges	55,084	60,534

Net margin	$22,024	$13,520

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Comprehensive Margin (Unaudited)
For the Three Months Ended March 31, 2013 and 2012

	(dollars in thousands)
	Three Months
	2013	2012
Net margin	$22,024	$13,520

Other comprehensive margin:
Unrealized (loss) gain on available-for-sale securities	(212)	709

Total comprehensive margin	$21,812	$14,229

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Patronage Capital and Membership Fees
and Accumulated Other Comprehensive Margin (Unaudited)
For the Three Months Ended March 31, 2013 and 2012

	(dollars in thousands)
	Patronage Capital and Membership Fees	Accumulated Other Comprehensive Margin	Total
Balance at December 31, 2011	$633,689	$618	$634,307

Components of comprehensive margin:
Net margin	13,520	—	13,520
Unrealized gain on available-for-sale securities	—	709	709

Balance at March 31, 2012	$647,209	$1,327	$648,536

Balance at December 31, 2012	$673,009	$903	$673,912

Components of comprehensive margin:
Net margin	22,024	—	22,024
Unrealized (loss) on available-for-sale securities	—	(212)	(212)

Balance at March 31, 2013	$695,033	$691	$695,724

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2013 and 2012

	(dollars in thousands)
	2013	2012
Cash flows from operating activities:
Net margin	$22,024	$13,520

Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization, including nuclear fuel	68,384	77,580
Accretion cost	5,630	4,857
Amortization of deferred gains	(447)	(1,415)
Allowance for equity funds used during construction	(752)	(851)
Deferred outage costs	(23,911)	(12,604)
Deferral of Hawk Road and Smith Energy Facilities effect on net margin	(11,890)	(12,075)
Gain on sale of investments	(3,529)	(2,362)
Regulatory deferral of costs associated with nuclear decommissioning	(97)	(622)
Other	(2,119)	(1,923)
Change in operating assets and liabilities:
Receivables	6,124	(12,349)
Inventories	10,181	511
Prepayments and other current assets	1,794	1,525
Accounts payable	(70,675)	(25,594)
Accrued interest	14,451	(21,844)
Accrued taxes	4,634	(12,704)
Other current liabilities	(2,892)	1,227
Member power bill prepayments	84,903	5,570

Total adjustments	79,789	(13,073)

Net cash provided by operating activities	101,813	447

Cash flows from investing activities:
Property additions	(180,365)	(210,050)
Activity in decommissioning fund—Purchases	(106,460)	(288,010)
—Proceeds	105,148	287,040
Increase in restricted cash	(4,410)	(8,671)
Increase in restricted short-term investments	(139,127)	(3,850)
Activity in other long-term investments—Purchases	(6,394)	(486)
—Proceeds	6,633	8,600
Activity on interest rate options—Collateral returned	(17,440)	—
—Collateral received	21,850	8,670
Other	2,076	12,825

Net cash used in investing activities	(318,489)	(193,932)

Cash flows from financing activities:
Long-term debt proceeds	20,734	69,139
Long-term debt payments	(215,663)	(42,907)
Increase in short-term borrowings, net	351,944	123,921
Other	610	2,029

Net cash provided by financing activities	157,625	152,182

Net decrease in cash and cash equivalents	(59,051)	(41,303)
Cash and cash equivalents at beginning of period	298,565	443,671

Cash and cash equivalents at end of period	$239,514	$402,368

Supplemental cash flow information:
Cash paid for—
Interest (net of amounts capitalized)	$35,312	$74,287
Supplemental disclosure of non-cash investing and financing activities:
Change in plant expenditures included in accounts payable	$1,420	$(27,699)

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Notes to Unaudited Condensed Financial Statements
For the Three Months ended March 31, 2013 and 2012

(A)
General.    The condensed financial statements included in this report have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in this report reflects all adjustments (which include only normal recurring adjustments) and estimates necessary to fairly state, in all material respects, the results for the three-month periods ended March 31, 2013 and 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. Certain prior year amounts have been reclassified to conform with the current year presentation. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the SEC. The results of operations for the three-month period ended March 31, 2013 are not necessarily indicative of results to be expected for the full year. As noted in our 2012 Form 10-K, our revenues consist primarily of sales to our 38 electric distribution cooperative members and, thus, the receivables on the condensed balance sheets are principally from our members. (See "Notes to Financial Statements" in our 2012 Form 10-K.)

(B)
Fair Value.    Authoritative guidance regarding fair value measurements for financial and non-financial assets and liabilities defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.

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

  The tables below detail assets and liabilities measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012.

		Fair Value Measurements at Reporting Date Using
	March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$131,862	$131,862	$—	$—
International equity	48,969	48,969	—	—
Corporate bonds	42,803	—	42,803	—
US Treasury and government agency securities	52,645	52,645	—	—
Agency mortgage and asset backed securities	27,970	—	27,970	—
Municipal Bonds	716	—	716	—
Other	10,438	10,438	—	—
Long-term investments:
Corporate bonds	5,408	—	5,408	—
US Treasury and government agency securities	7,443	7,443	—	—
Agency mortgage and asset backed securities	2,634	—	2,634	—
Mutual funds	62,986	62,986	—	—
Other	591	591	—	—
Interest rate options	26,539	—	—	26,539	(1)
Natural gas swaps	576	—	576	—

		Fair Value Measurements at Reporting Date Using
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$118,329	$118,329	$—	$—
International equity	48,105	48,105	—	—
Corporate bonds	53,172	—	53,172	—
US Treasury and government agency securities	46,626	46,626	—	—
Agency mortgage and asset backed securities	21,273	—	21,273	—
Other	13,280	13,280	—	—
Long-term investments:
Corporate bonds	5,762	—	5,762	—
US Treasury and government agency securities	7,387	7,387	—	—
Agency mortgage and asset backed securities	2,526	—	2,526	—
Mutual funds	60,972	60,972	—	—
Other	375	375	—	—
Bond, reserve and construction funds	1	1	—	—
Interest rate options	25,783	—	—	25,783	(1)
Natural gas swaps	(1,085)	—	(1,085)	—

(1)
Interest rate options as reflected on the unaudited condensed Balance Sheet include the fair value of the interest rate options offset by $13,360,000 and $8,950,000 of collateral received from the counterparties at March 31, 2013 and December 31, 2012, respectively.

  The Level 2 investments above in corporate bonds and agency mortgage and asset backed securities may not be exchanged traded. The fair value measurements for these investments are based on a market approach, including the use of observable inputs. Common inputs include reported trades and broker/dealer bid/ask prices.

  The following tables present the changes in our Level 3 assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2013 and 2012.

Three Months Ended March 31, 2013

Interest rate options
(dollars in thousands)
Assets (Liabilities):
Balance at December 31, 2012	$25,783
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	756

Balance at March 31, 2013	$26,539

	Three Months Ended March 31, 2012

	Decommissioning funds	Long-term investments	Interest rate options

	(dollars in thousands)
Assets (Liabilities):
Balance at December 31, 2011	$(982)	$7,713	$69,446
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	982	—	(2,586)
Impairment included in other comprehensive deficit	—	887	—
Liquidations	—	(8,600)	—

Balance at March 31, 2012	$—	$—	$66,860

  The estimated fair values of our long-term debt, including current maturities at March 31, 2013 and December 31, 2012 were as follows (in thousands):

	2013		2012

	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$5,950,994	$7,106,408	$5,930,449	$7,213,365

  The fair value of long-term debt is Level 2 and is estimated based on observed or quoted market prices for the same or similar issues or on the current rates offered to us for debt of similar maturities. Our three primary sources of long-term debt consist of first mortgage bonds, pollution control revenue bonds and long-term debt issued by the Federal Financing Bank. We also have small amounts of long-term debt provided by National Rural Utilities Cooperative Finance Corporation (CFC) and by CoBank, ACB in addition to a multi-year term loan with Bank of Tokyo. The valuations for the first mortgage bonds and the pollution control revenue bonds were obtained from a third party subscription service and are based on secondary market trading of our debt. Valuations for debt issued by the Federal Financing Bank are based on U.S. Treasury rates as of March 31, 2013 (plus a spread of 1/8 percent). The additional spread of 1/8 percent is reflective of the "cost" the Rural Utilities Service attributes to making these loans. We use an interest rate quote sheet provided by CoBank for valuation of the CoBank debt. The quotes contained in CoBank's rate sheet are adjusted for our credit rating. The rates on the CFC debt are fixed and the valuation is based on rate quotes provided by CFC. The rate in effect at March 31, 2013 for our term loan, which resets each month and is based on a 1.25% spread to LIBOR, was used for valuation of the term loan.

  We use the methods and assumptions described above to estimate the fair value of each class of financial instruments. For cash and cash equivalents, restricted cash and receivables, the carrying amount approximates fair value because of the short-term maturity of those instruments.

(C)
Derivative Instruments.    Our risk management and compliance committee provides general oversight over all risk management and compliance activities, including but not limited to, commodity trading, investment portfolio management and interest rate risk management. We use commodity trading derivatives to manage our exposure to fluctuations in the market price of natural gas. Prior to December 2012, our commodity trading derivatives were generally designated as hedging instruments under authoritative guidance for accounting for derivatives and hedging. In December 2012, we discontinued hedge accounting for these derivatives and currently apply regulatory accounting. Consistent with our rate-making, unrealized gains or losses on natural gas swaps are reflected as a regulatory asset or liability. To hedge the risk of rising interest rates due to the significant amount of new long-term debt we expect to incur in connection with anticipated capital expenditures, we have entered into interest rate options. Hedge accounting is not applied to our interest rate options. Consistent with our rate-making, unrealized losses from the interest rate options are recorded as a regulatory asset. Within our nuclear decommissioning trust fund, derivatives including options, swaps and credit default swaps which are non-speculative, could be utilized to mitigate volatility associated with duration, default, yield curve and the interest rate risks of the portfolio. Consistent with our rate-making, unrealized gains or losses related to the decommissioning trust funds are recorded as an increase or decrease in the associated regulatory asset or liability. We do not hold or enter into derivative transactions for trading or speculative purposes.

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

  It is possible that volatility in commodity prices and/or interest rates could cause us to have credit risk exposures with one or more natural gas counterparties, and we currently have credit risk exposure to our interest rate options counterparties. If such counterparties fail to perform their obligations, we could suffer a financial loss. However, as of March 31, 2013, all of the counterparties with transaction amounts outstanding under our hedging programs are rated investment grade by the major rating agencies or have provided a guaranty from one of their affiliates that is rated investment grade.

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

  At March 31, 2013 and December 31, 2012, the estimated fair values of our natural gas contracts were a net asset of approximately $576,000 and a net liability of approximately $1,085,000, respectively.

  As of March 31, 2013 and December 31, 2012, neither we nor any counterparties were required to post credit support or collateral under the natural gas swap agreements. If the credit-risk-related contingent features underlying these agreements had been triggered on March 31, 2013 due to our credit rating being downgraded below investment grade, we would not have been required to post letters of credit with our counterparties.

  The following table reflects the volume activity of our natural gas derivatives as of March 31, 2013 that is expected to settle or mature each year:

Year	Natural Gas Swaps (MMBTUs) (in millions)

2013	2.2
2014	1.3

Total	3.5

  Interest rate options.     We are exposed to the risk of rising interest rates due to the significant amount of new long-term debt we expect to incur in connection with anticipated capital expenditures, particularly the construction of Vogtle Units No. 3 and No. 4. In fourth quarter of 2011, we purchased LIBOR swaptions at a cost of $100,000,000 to hedge the interest rates on approximately $2.2 billion of the expected debt that will be used to finance two additional nuclear units at Plant Vogtle. As of March 31, 2013, our outstanding swaptions hedged approximately $2 billion of the expected debt for the new Vogtle units.

  The LIBOR swaptions give us the right, but not the obligation, to enter into a swap in which we would pay a fixed rate and receive a floating LIBOR rate. However, the swaptions are required to be cash settled based on their value on the expiration date, thereby effectively capping our interest rates by offsetting the present value cost of an increase in interest rates above the fixed rate. The cash settlement value depends on the extent to which prevailing LIBOR swap rates exceed the fixed rate on the underlying swap, and the value would be zero if swap rates are at or below the fixed rate upon expiration. The fixed rates on the swaptions we purchased are in the range of 100 to 200 basis points above LIBOR swap rates that were in effect as of March 31, 2013 and the weighted average fixed rate is 4.17%. One swaption, having a notional amount of $185,832,000 expired without value in March 2013. The remaining swaptions expire quarterly through 2017.

  We paid all the premiums at the time we entered into these LIBOR swaption transactions and have no additional payment obligations. However, upon expiration of the swaptions, each counterparty will be obligated to pay us the cash value of the swaptions, if any. These derivatives are recorded at fair value, and hedge accounting is not applied. At March 31, 2013 and December 31, 2012, the fair value of these swaptions was approximately $26,539,000 and $25,783,000, respectively. To manage our credit exposure to these counterparties, we negotiated credit support provisions that require each counterparty to provide us collateral in the form of cash or securities to the extent that the value of the swaptions outstanding for that counterparty exceeds a certain threshold. The collateral thresholds can range from $0 to $10,000,000 depending on each counterparty's credit rating. As of March 31, 2013 and December 31, 2012, we held $13,360,000 and $8,950,000 of funds posted as collateral by the counterparties, respectively. The collateral received is recorded as restricted cash on our balance sheet. The liability associated with the collateral is recorded as an offset to the fair values of the swaptions, which are recorded within other deferred charges on the balance sheet, resulting in a net carrying amount of the interest rate options of $13,179,000 and $16,833,000 at March 31, 2013 and December 31, 2012, respectively.

  We are deferring gains or losses from the change in fair value of each LIBOR swaption and related carrying and other incidental costs in accordance with our rate-making treatment. The deferred costs and deferred gains, if any, from the settlement of the interest rate options will be amortized and collected in rates over the life of the $2.2 billion of debt that we hedged with the swaptions.

  We estimate the value of the LIBOR swaptions utilizing an option pricing model based on several inputs including the notional amount, the forward LIBOR swap rates, the option volatility, the fixed rate on the underlying swap, the time to expiration, the term of the underlying swap and discount rates, as well as credit attributes, including the credit spread of the counterparty and the amount of credit support that is available for each swaption. The fair value of the swaptions is sensitive to certain of these inputs, especially option volatility. We are able to effectively observe all of these factors using a variety of market sources except for the credit spreads of certain counterparties and the option volatility. We are able to estimate option volatility implied by valuations we obtain from various sources, but the valuations, and therefore the implied option volatilities, vary considerably from one source to another. Since valuations of comparable instruments are generally not publicly available, we have categorized these LIBOR swaptions as Level 3. We considered both any intrinsic value and the remaining time value associated with the derivatives and considered counterparty credit risk in our determination of all estimated fair values. We believe the estimated fair values for the LIBOR swaptions we hold are based on the most accurate information available for these types of derivative contracts. The following table reflects the remaining notional amount of forecasted debt issuances we have hedged in each year with LIBOR swaptions as of March 31, 2013.

Year	LIBOR Swaption Notional Dollar Amount (in thousands)

2013	$568,621
2014	563,425
2015	470,625
2016	310,533
2017	80,169

Total	$1,993,373

  The table below reflects the fair value of derivative instruments and their effect on our condensed balance sheets at March 31, 2013 and December 31, 2012.

	Balance Sheet Location	Fair Value

		2013	2012
		(dollars in thousands)
Not designated as hedges:
Assets:
Interest rate options(1)	Other deferred charges	$26,539	$25,783
Natural gas swaps	Prepayments and other current assets	$576	$—
Liabilities:
Natural gas swaps	Other current liabilities	$—	$1,085

(1)
Excludes liability associated with cash collateral of $13,360,000 and $8,950,000 as of March 31, 2013 and December 31, 2012, respectively, which is recorded as an offset to the fair value of the swaptions on the unaudited Condensed Balance Sheets.

  The following table presents the realized gains and (losses) on derivative instruments recognized in margin for the three months ended March 31, 2013 and 2012.

	Statement of Revenues and	Three months ended March 31,
	Expenses Location	2013	2012

		(dollars in thousands)
Designated as hedges:
Natural Gas Swaps	Fuel	$—	$(2,407)
Not Designated as hedges:
Natural Gas Swaps	Fuel	117	—
Natural Gas Swaps	Fuel	(534)	—

		$(417)	$(2,407)

  The following table presents the unrealized gains and (losses) on derivative instruments deferred on the balance sheet at March 31, 2013 and December 31, 2012.

	Balance Sheet Location	2013	2012

		(dollars in thousands)
Not designated as hedges:
Interest rate options	Regulatory asset	$(69,072)	$(74,217)
Natural gas swaps	Regulatory asset	—	(1,085)
Natural gas swaps	Regulatory liability	576	—

		$(68,496)	$(75,302)

  The following table presents the gross amounts of derivatives and their related offset amounts as permitted by their respective master netting agreements and obligations to return cash collateral at March 31, 2013 and December 31, 2012.

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts offset on the Balance Sheet	Cash Collateral	Net Amounts of Assets Presented on the Balance Sheet

Assets:
Natural gas swaps	$815	$(239)	$—	$576
Interest rate options	$26,539	$—	$(13,360)	$13,179

(D)
Investments in Debt and Equity Securities. Investment securities we hold are classified as available-for-sale. Available-for-sale securities are carried at market value with unrealized gains and losses, net of any tax effect, added to or deducted from other comprehensive margin, except that, in accordance with our rate-making treatment, unrealized gains and losses from investment securities held in the nuclear decommissioning trust fund are directly added to or deducted from the regulatory asset for asset retirement obligations. Realized gains and losses on the nuclear decommissioning trust fund are also recorded to the regulatory asset. All realized and unrealized gains and losses are determined using the specific identification method. Approximately 94% of these gross unrealized losses were in effect for less than one year.
  The following table summarizes the activities for available-for-sale securities as of March 31, 2013 and December 31, 2012.

	Gross Unrealized
	(dollars in thousands)
March 31, 2013	Cost	Gains	Losses	Fair Value

Equity	$157,649	$57,796	$(3,288)	$212,157
Debt	166,551	9,691	(4,962)	171,280
Other	11,028	—	—	11,028

Total	$335,228	$67,487	$(8,250)	$394,465

	Gross Unrealized
	(dollars in thousands)
December 31, 2012	Cost	Gains	Losses	Fair Value

Equity	$153,846	$45,071	$(3,675)	$195,242
Debt	163,127	10,286	(4,501)	168,912
Other	13,654	—	—	13,654

Total	$330,627	$55,357	$(8,176)	$377,808

(E)
Recently Issued or Adopted Accounting Pronouncements. In December 2011, the Financial Accounting Standards Board (FASB) issued "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities," which modifies the disclosure requirements for offsetting financial instruments and derivative instruments. The update requires an entity to disclose information about offsetting and related arrangements and the effect of those arrangements on its financial position. The adoption of this standard was effective for us January 1, 2013 and did not have a material impact on our consolidated financial statements.

  In February 2013, the FASB issued "Comprehensive Income (Topic 220): Reporting Amounts Reclassified out of Accumulated Other Comprehensive Income," which amended certain provisions of ASC 220 "Comprehensive Income." The update requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective items on the income statement for reclassified amounts that are required by U.S. GAAP to be reclassified entirely to net income. The update also requires additional footnote disclosures for reclassified amounts that are not required by U.S. GAAP to be reclassified entirely to net income. The adoption of this standard did not have a material impact on our consolidated financial statements.

(F)
Accumulated Comprehensive Margin. The table below provides detail of the beginning and ending balance for each classification of other comprehensive margin (deficit) along with the amount of any reclassification adjustments included in margin for each of the periods presented in the unaudited Condensed Statements of Patronage Capital and Membership Fees and Accumulated Other Comprehensive Margin. There were no material changes in the nature, timing or amounts of expected (gain) loss reclassified to net margin from the amounts disclosed in our 2012 Form 10-K. Amounts reclassified to net margin in the table below are reflected in "Other income" on our unaudited Condensed Statement of Revenues and Expenses.

  Our effective tax rate is zero; therefore, all amounts below are presented net of tax.

Accumulated Other Comprehensive Margin Three Months Ended
(dollars in thousands)
Available-for-sale Securities

Balance at December 31, 2011	$618
Unrealized gain	792
(Gain) reclassified to net margin	(83)

Balance at March 31, 2012	$1,327

Balance at December 31, 2012	$903
Unrealized (loss)	(148)
(Gain) reclassified to net margin	(64)

Balance at March 31, 2013	$691

(G)
Contingencies and Regulatory Matters.

  General

  We are subject to certain claims and legal actions arising in the ordinary course of our business. The ultimate outcome of any pending or current proceedings against us cannot be predicted at this time; however, except as discussed in "—Nuclear Construction" below, management does not anticipate that the liabilities, if any, for any current proceedings against us, if adversely determined, will have a material effect on our financial condition or results of operations.

  Nuclear Construction

  In April 2008, Georgia Power Company, acting for itself and as agent for Oglethorpe, the Municipal Electric Authority of Georgia, and the City of Dalton, Georgia (collectively, the Co-owners), and Westinghouse Electric Company LLC and Stone & Webster, Inc. (collectively, the Contractor) entered into an engineering, procurement, and construction agreement (Vogtle No. 3 and No. 4 Agreement) to design, engineer, procure, and construct two AP1000 nuclear units with electric generating capacity of approximately 1,100 megawatts each and related facilities, structures, and improvements at Plant Vogtle (Vogtle Units No. 3 and No. 4).

  Under the Vogtle No. 3 and No. 4 Agreement, the Co-owners and the Contractor have established both informal and formal dispute resolution procedures in order to resolve issues arising during the course of constructing a project of this magnitude. Georgia Power, on behalf of the Co-owners, has successfully initiated both formal and informal claims through these procedures, including ongoing claims. When matters are not resolved through these procedures, the parties may proceed to litigation. The Contractor and the Co-owners are involved in litigation with respect to certain claims that have not been resolved through the formal dispute resolution process.

  The most significant litigation relates to costs associated with design changes to the Westinghouse AP1000 Design Control Document (DCD) and costs associated with delays in the project schedule related to the timing of approval of the DCD and issuance of the combined construction permits and operating licenses by the Nuclear Regulatory Commission. In July 2012, the Co-owners and Contractor began negotiations regarding these costs, including the assertion by the Contractor that the Co-owners are responsible for these costs under the terms of the contract. The Contractor has claimed that its estimated adjustment attributable to us, based on our ownership interest, is approximately $280,000,000 in 2008 dollars with respect to these issues. The Contractor has also asserted that it is entitled to schedule extensions. Georgia Power, on behalf of the Co-owners, has not agreed with either the proposed cost or schedule adjustments or that the Co-owners have any responsibility for costs related to these issues. On November 1, 2012, the Co-owners filed suit against the Contractor in the U.S. District Court for the Southern District of Georgia, seeking a declaratory judgment that the Co-owners are not responsible for these costs. Also on November 1, 2012, the Contractor filed suit against the Co-owners in the U.S. District Court for the District of Columbia alleging the Co-owners are responsible for these costs. Georgia Power and the Co-owners intend to vigorously defend their positions. During litigation, Georgia Power and the Co-owners expect negotiations with the Contractor to continue with respect to cost and schedule during which time the parties will attempt to reach a mutually acceptable compromise of their positions. If any or all of these costs are ultimately imposed on the Co-owners, we will capitalize the costs attributable to us. As of March 31, 2013, no material amounts have been recorded related to this claim. Additional claims by the Contractor or Georgia Power, on behalf of the Co-owners, are also likely to arise throughout construction.

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

(H)
Restricted Cash.    At March 31, 2013 and December 31, 2012, we had restricted cash totaling $13,519,000 and $9,109,000, respectively, of which $13,363,000 and $8,953,000 was classified as long-term. The long-term restricted cash balance at March 31, 2013 and December 31, 2012 consisted primarily of funds posted as collateral by counterparties to our interest rate options.

(I)
Restricted Short-term Investments.    At March 31, 2013 and December 31, 2012, we had $203,798,000 and $64,671,000, respectively, on deposit with the Rural Utilities Service in the Cushion of Credit Account. The restricted funds will be utilized for future Rural Utilities Service Federal Financing Bank debt service payments. The deposit earns interest at a Rural Utilities Service guaranteed rate of 5% per annum.

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

  The following regulatory assets and (liabilities) are reflected on the accompanying condensed balance sheet as of March 31, 2013 and December 31, 2012.

	2013	2012
	(dollars in thousands)

Regulatory Assets:
Premium and loss on reacquired debt(a)	$83,292	$86,319
Amortization on capital leases(b)	25,536	28,670
Outage costs(c)	45,294	30,901
Interest rate swap termination fees(d)	16,328	17,326
Asset retirement obligations(e)	—	11,382
Depreciation expense(f)	49,429	49,785
Deferred charges related to Vogtle Units No. 3 and No. 4 training costs(g)	24,423	23,030
Interest rate options cost(h)	75,192	75,716
Deferral of effects on net margin—Smith Energy Facility(i)	35,279	21,394
Other regulatory assets(j)	6,841	8,379

Total Regulatory Assets	$361,614	$352,902
Regulatory Liabilities:
Accumulated retirement costs for other obligations(e)	$27,529	$28,846
Deferral of effects on net margin—Hawk Road Energy Facility(i)	19,095	17,113
Major maintenance sinking fund(k)	29,861	30,948
Deferred debt service adder(l)	49,911	47,486
Other regulatory liabilities(j)	7,005	5,592

Total Regulatory Liabilities	$133,401	$129,985

Net Regulatory Assets	$228,213	$222,917

(a)
Represents premiums paid, together with unamortized transaction costs related to reacquired debt amortized over the period of the refunding debt, which range up to 30 years.

(b)
Recovered over the remaining terms of the leases through 2031.

(c)
Consists of both coal-fired and nuclear refueling outage costs. Coal-fired outages are amortized on a straight-line basis to expense over an 18 to 36-month period. Nuclear refueling outage costs are amortized on a straight-line basis to expense over the 18 to 24-month operating cycles of each unit.

(d)
Represents losses paid on settled interest rate swaps arrangements that are being amortized through 2016 and 2019.

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

(g)
Deferred charges related to Vogtle Units No. 3 and No. 4 training and interest related carrying costs of such training. Amortization will commence effective with the commercial operation date of each unit and amortized to expense over the life of the units.

(h)
Deferral of net loss associated with the change in fair value of the interest rate options to hedge interest rates on a portion of expected borrowings related to Vogtle Units No. 3 and No. 4 construction. Amortization will commence effective with the expected principal repayment of the Department of Energy (DOE)-guaranteed loan and amortized over the expected remaining life of the DOE-guaranteed loan which will finance a portion of the construction project.

(i)
Effects on net margin for Smith and Hawk Road Energy Facilities are deferred until the end of 2015 and will be amortized over the remaining life of each respective plant.

(j)
The amortization period for other regulatory assets range up to 36 years and the amortization period of other regulatory liabilities range up to 13 years.

(k)
Represents collections for future major maintenance costs; revenues to be recognized as major maintenance costs are incurred.

(l)
Collections to fund debt payments in excess of depreciation expense through the end of 2025; deferred revenues will be amortized over the remaining useful life of the plants.

(K)
Member Power Bill Prepayments.    We have a power bill prepayment program pursuant to which members can prepay their power bills from us at a discount based on our avoided cost of borrowing. The prepayments are credited against the participating members' power bills in the month(s) agreed upon in advance. The discounts are credited against the power bills and are recorded as a reduction to member revenues. At March 31, 2013, member power bill prepayments as reflected on the unaudited condensed balance sheets are $190,834,000, of which, $158,132,000 is classified as current liabilities and $32,702,000 as deferred credits and other liabilities. The prepayments are being applied against members' power bills through January 2018, with the majority of the remaining balance scheduled to be applied by the end of 2013.

(L)
Debt.    For the three month period ended March 31, 2013, we received advances on Rural Utilities Service-guaranteed/Federal Financing Bank loans totaling $20,734,000 for general and environmental improvements at existing plants.

On March 1, 2013, instead of remarketing the $212,760,000 of pollution control revenue bonds that were originally issued on our behalf by the Development Authorities of Appling, Burke and Monroe Counties, and were subject to mandatory tender, we elected to redeem the bonds with commercial paper. Commercial paper issued to redeem these bonds is classified as long-term debt on our unaudited Condensed Balance Sheets at March 31, 2013, as these amounts were refinanced on a long-term basis as described below.

On April 23, 2013, the Development Authority of Appling County (Georgia), the Development Authority of Burke County (Georgia) and the Development Authority of Monroe County (Georgia) issued, on our behalf, $212,760,000 in aggregate principal amount of tax-exempt pollution control revenue bonds for the purpose of refinancing costs associated with certain of our air or water pollution control and sewage or solid waste disposal facilities. The proceeds were used to repay a like amount of commercial paper utilized to redeem the pollution control revenue bonds that were redeemed on March 1, 2013. Each series of bonds will bear interest at 2.40% per annum until April 1, 2020, the initial mandatory tender date. The pollution control revenue bonds are scheduled to mature in 2038 through 2040. Our payment obligations related to these bonds are secured under our first mortgage indenture.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

General

We are a Georgia electric membership corporation (an EMC) incorporated in 1974 and headquartered in metropolitan Atlanta. We are owned by our 38 retail electric distribution cooperative members. Our members are consumer-owned distribution cooperatives providing retail electric service in Georgia on a not-for-profit basis. Our principal business is providing wholesale electric power to our members through a combination of our generation assets and, to a lesser extent, power purchased from power marketers and other suppliers. As with cooperatives generally, we operate on a not-for-profit basis.

Results of Operations

For the Three Months Ended March 31, 2013 and 2012

Net Margin

Throughout the year, we monitor our operating results and, with board approval, make budget adjustments when and as necessary to ensure our targeted margins for interest ratio is achieved. Under our first mortgage indenture, we are required to establish and collect rates that are reasonably expected, together with our other revenues, to yield at least a 1.10 margins for interest ratio in each fiscal year. However, to enhance margin coverage during a period of increased capital requirements, our board of directors approved budgets for 2012 and 2013 to achieve a 1.14 margins for interest ratio. As our capital requirements continue to evolve, our board of directors will continue to evaluate the level of margin coverage and may choose to change the targeted margins for interest ratio in the future, although not below 1.10.

Our net margin for the three-month period ended March 31, 2013 was $22.0 million compared to $13.5 million for the same period of 2012. Through March 31, 2013, we collected approximately 52% of our targeted net margin of $42.6 million for the year ending December 31, 2013. This is typical as our management generally budgets conservatively and adjusts the budget, if necessary, by the end of the year so that net margins will achieve, but not exceed, the targeted margins for interest ratio.

Operating Revenues

Our operating revenues fluctuate from period to period based on several factors, including weather and other seasonal factors, load requirements in our members' service territories, operating costs, availability of electric generation resources, our decisions of whether to dispatch our owned, purchased or member-owned resources over which we have dispatch rights, and our members' decisions of whether to purchase a portion of their hourly energy requirements from our resources or from other suppliers.

Sales to Members.    Total revenues from sales to members decreased 2.9% in the three-month period ended March 31, 2013 compared to the same period of 2012. Megawatt-hour sales to members decreased 11.7% for the three-month period ended March 31, 2013 compared to the same period of 2012. The average total revenue per megawatt-hour from sales to members increased 9.9% for the three-month period ended March 31, 2013 compared to the same period of 2012.

The components of member revenues for the three-month periods ended March 31, 2013 and 2012 were as follows (amounts in thousands except for cents per kilowatt-hour):

	Three Months Ended March 31,

	2013	2012
Capacity revenues	$181,114	$174,187
Energy revenues	105,539	121,043

Total	$286,653	$295,230

Kilowatt-hours sold to members	4,153,662	4,702,799
Cents per kilowatt-hour	6.90¢	6.28¢

Capacity revenues from members increased 4.0% for the three-month period ended March 31, 2013 compared to the same period of 2012. Capacity revenues relate primarily to the assignment to each of our members the fixed costs associated with our business, including fixed production expenses, depreciation and amortization expenses and interest charges. Each member is required to pay us for capacity furnished under its wholesale power contract in accordance with rates we establish. Our capacity revenues are based on the costs we expect to incur on an annual basis and are subject to adjustment by our board such that our net margins will achieve, but not exceed, the targeted margins for interest ratio. See "—Net Margin", above for discussion regarding margins for interest ratio.

Energy revenues were 12.8% lower for the three-month period ended March 31, 2013 compared to the same period of 2012. Our average energy revenue per megawatt-hour from sales to members decreased 1.3% for the three-month period ended March 31, 2013 as compared to the same period of 2012. The decrease in energy revenues for the first quarter of 2013 as compared to the first quarter of 2012 resulted primarily from lower coal-fired and nuclear generation. For a discussion of total fuel costs and total generation, see "—Operating Expenses."

Sales to Non-Members.    Sales to non-members for the three-month period ended March 31, 2013 were 19.7% lower as compared to the same period of 2012. Sales to non-members in 2012 consisted of capacity and energy sales made under an agreement to sell the entire output of Unit No. 1 of the Thomas A. Smith Energy Facility to Georgia Power Company through May 31, 2012, as well as energy sales to other non-members from Smith Units No. 1 and No. 2. The decrease for the three-month period ended March 31, 2013 as compared to the same period of 2012 was primarily due to the expiration of this agreement with Georgia Power. This decrease was partially offset by increased energy sales to other non-members.

Operating Expenses

Operating expenses for the three-month period ended March 31, 2013 decreased 7.3% as compared to the same period of 2012. This decrease was primarily due to lower fuel costs and lower depreciation and amortization expenses.

The following table summarizes our megawatt-hour generation and fuel costs by generating source.

	Three Months Ended March 31,

	2013			2012

Fuel Source	Cost	Generation	Cost per MWh	Cost	Generation	Cost per MWh
	(thousands)	(MWh)		(thousands)	(MWh)
Coal	$40,646	1,483,954	$27.39	$53,585	1,679,195	$31.91
Nuclear	18,332	2,085,092	8.79	20,331	2,433,717	8.35
Gas:
Combined Cycle	40,138	1,276,553	31.44	34,871	1,389,468	25.10
Combustion Turbine	1,034	16,764	61.68	440	6,744	65.24

	$100,150	4,862,363	$20.60	$109,227	5,509,124	$19.83

For the three-month period ended March 31, 2013, total fuel costs decreased 8.3% and megawatt-hour generation from these fuel sources decreased 11.7%, respectively, compared to the same period of 2012. Average fuel costs per megawatt-hour increased 3.9% in the three-month period ended March 31, 2013 compared to the same period of 2012. The decrease in total fuel costs was primarily due to lower generation at Plant Wansley and our nuclear plants. Plant Wansley, which is fueled by higher cost eastern coal, was in reserve shutdown during the first quarter of 2013 primarily because generation from our natural gas-fired facilities was more economical. The decrease in nuclear generation was partly due to a forced outage for condenser repairs at Hatch Unit No. 2 and partly due a refueling outage at Vogtle Unit No. 2. Generation from gas-fired facilities also decreased in the first quarter of 2013 versus the same period of 2012 primarily due to lower utilization of the Chattahoochee and Smith Energy Facilities. The decrease in total fuel costs was partially offset by increased natural gas prices in 2013. As was the case in 2012, generation from Smith continues to be sold to non-members.

Total production costs decreased 3.8% for the three-month period ended March 31, 2013 as compared to the same period of 2012. This decrease resulted primarily from lower production costs for Hawk Road Energy Facility in 2013 as production costs in the first quarter of 2012 included planned outage work.

Depreciation and amortization costs decreased 16.7% for the three-month period ended March 31, 2013 as compared to the same period of 2012. This decrease was primarily due to the May 2012 completion of amortization of the intangible asset associated with a purchase and sale agreement with Georgia Power, which was acquired as part of the Smith acquisition. In addition, amortization expense of leasehold improvements for Scherer Unit No. 2 capital leases decreased because we extended the lease terms in June 2012.

Other Income

Investment income decreased 11.8% for the three-month period ended March 31, 2013 as compared to the same period of 2012. This was primarily due to the decrease in interest income from deposits related to the Rocky Mountain lease transactions, 90% of which were terminated in 2012.

Other income decreased 39.2% for the three-month period ended March 31, 2013 as compared to the same period of 2012. This decrease was primarily due to lower amortization of gain on Rocky Mountain lease transactions due to the 2012 terminations discussed above. In addition, the amortization of the gain associated with the Scherer Unit No. 2 capital leases was lower due to extension of the terms of the leases in 2012.

Interest Charges

Allowance for debt funds used during construction increased 21.7% in the three-month period ended March 31, 2013 compared to the same period of 2012 primarily due to construction expenditures for Vogtle Units No. 3 and No. 4.

Financial Condition

Balance Sheet Analysis as of March 31, 2013

Assets

Cash used for property additions for the three-month period ended March 31, 2013 totaled $180.4 million. Of this amount, approximately $95 million was associated with construction expenditures for Vogtle Units No. 3 and No. 4, approximately $20 million for environmental control systems being installed primarily at Plant Scherer and approximately $25 million for nuclear fuel purchases. The remaining expenditures were for normal additions and replacements to existing generation facilities.

The $203.8 million of restricted short-term investments at March 31, 2013 represent funds deposited into a Rural Utilities Service Cushion of Credit Account with the U.S. Treasury and earns interest at a guaranteed rate of 5% per annum. The funds, including interest earned thereon, can only be applied to debt service on Rural Utilities Service and Rural Utilities Service-guaranteed Federal Financing Bank notes. Decisions regarding when to apply the funds are guided by the interest rate environment and our anticipated liquidity needs.

Equity and Liabilities

Short-term borrowings for the three-month period ended March 31, 2013 increased $139.2 million. The increase was primarily due to the funding of capital expenditures related to Vogtle Units No. 3 and No. 4 construction.

Accounts payable decreased $69.8 million in the three-month period ended March 31, 2013. The December 31, 2012 payables balance included $25.2 million in credits due to the members for a board approved reduction to 2012 revenue requirements as a result of margins collected in excess of our 2012 target, which were applied in the first quarter of 2013. In addition, the decrease was the result of a $24.2 million decrease in the payable to Georgia Power for operation and maintenance costs for our co-owned plants and capital costs associated with Vogtle Units No. 3 and No. 4 construction and a $15.5 million decrease in accounts payable trade accounts.

Member power bill prepayments represent funds received from the members for the prepayment of their monthly power bills. At March 31, 2013, $158.1 million of member power bill prepayments was classified as a current liability and $32.7 million was classified as a long-term liability. During the three-month period ended March 31, 2013, $91 million of prepayments were received from the members and $6.3 million was applied to the members' monthly power bills. For information regarding the power bill prepayment program, see Note K of Notes to Unaudited Condensed Financial Statements and "—Capital Requirements and Liquidity and Sources of Capital—Liquidity."

Capital Requirements and Liquidity and Sources of Capital

Vogtle Units No. 3 and No. 4.

We, along with Georgia Power, the Municipal Electric Authority of Georgia and the City of Dalton are participating in the construction of two Westinghouse AP1000 nuclear generating units at Plant Vogtle, each with a nominally rated generating capacity of approximately 1,100 megawatts. Our ownership interest is 30%, representing 660 megawatts of total capacity. As of March 31, 2013, our total capitalized costs to date for Vogtle Units No. 3 and No. 4 were $1.8 billion. See "Item 1—BUSINESS—OUR POWER

SUPPLY RESOURCES—Future Power Resources—Plant Vogtle Units No. 3 and No. 4" and "Item 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—Capital Requirements—Capital Expenditures" in our 2012 Form 10-K.

Environmental Regulations

The Environmental Protection Agency, or EPA, continues to develop a number of rules that significantly expand the scope of regulation of air emissions, water intake and waste management at power plants.

On April 19, 2013, EPA released a proposed rule that would establish new effluent limitation guidelines for wastewater discharges from large steam electric power plants. The proposed rule would tighten the controls on discharges from nuclear and fossil fuel-fired steam electric power plants by revising the effluent limitation guidelines and standards that apply to wastewater from such facilities. The main pollutants EPA addresses in the proposal include metals, such as mercury, selenium and arsenic, nitrogen and total dissolved solids. New or additional requirements for wastewaters associated with several common processes and byproducts would be established. The proposed rule could lead to more stringent standards for our power plants, especially our co-owned, coal-fired facilities: Plants Scherer and Wansley. EPA is under a court-approved settlement to finalize the guidelines by May 2014. The effects of the proposal on our facilities cannot be determined at this time, and will depend on further rulemaking and any litigation brought to challenge any final rules.

For further discussion regarding potential effects on our business from environmental regulations, including potential capital requirements, see "Item 1—BUSINESS—REGULATION—Environmental," "Item 1A—RISK FACTORS" and "Item 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—Capital Requirements—Capital Expenditures" in our 2012 Form 10-K.

Liquidity

At March 31, 2013, we had $992 million of unrestricted available liquidity to meet our short-term cash needs and liquidity requirements. This amount included $240 million in cash and cash equivalents and $752 million of unused and available committed credit arrangements.

At March 31, 2013, we had in excess of $1.9 billion of committed credit arrangements in place comprised of the five separate facilities reflected in the table below.

Committed Credit Facilities

	Authorized Amount	Available 3/31/2013		Expiration Date

	(dollars in millions)
Unsecured Facilities:
Syndicated Line of Credit led by Bank of America	$1,265	$208	(1)	June 2015
Syndicated Line of Credit led by CoBank	150	150		September 2014
CFC Line of Credit	110	110		September 2016
JPMorgan Chase Line of Credit	150	34	(2)	December 2013
Secured facilities:
CFC Line of Credit(3)	250	250		December 2013

Total	$1,925	$752

(1)
Of the portion of this facility that is unavailable, $921.4 million is dedicated to support commercial paper we have issued and $135.5 million relates to letters of credit issued under this facility to support variable rate demand bonds.

(2)
Of the portion of this facility that is unavailable, $113.7 million relates to letters of credit issued under this facility to support variable rate demand bonds and $2.3 million relates to letters of credit issued to post collateral to third parties.

(3)
This facility has a term loan option that can extend the maturity out to December 31, 2043.

During the first quarter of 2013, we used our commercial paper program to provide interim funding for (i) payments related to the construction of Vogtle Units No. 3 and No. 4, (ii) a portion of the cost to acquire Smith, (iii) the upfront payments made in connection with our interest rate hedging program, and (iv) the refinancing of certain pollution control revenue bonds.

Under our commercial paper program we are authorized to issue commercial paper in amounts that do not exceed the amount of any committed backup lines of credit, thereby providing 100% dedicated support for any commercial paper outstanding.

Under our unsecured committed lines of credit, we have the ability to issue letters of credit totaling $835 million in the aggregate, of which $584 million remained available at March 31, 2013. However, amounts related to issued letters of credit reduce the amount that would otherwise be available to draw for working capital needs. Also, due to the requirement to have 100% dedicated backup for any commercial paper outstanding, any amounts drawn under our committed credit facilities for working capital or related to issued letters of credit will reduce the amount of commercial paper that we can issue. The majority of our outstanding letters of credit are for the purpose of providing credit enhancement on variable rate demand bonds.

Between projected cash on hand and these credit arrangements, we believe we have sufficient liquidity to cover our normal operations and to provide interim financing for construction of Vogtle Units No. 3 and No. 4.

Several of our credit facilities contain a financial covenant that requires us to maintain minimum levels of patronage capital. At March 31, 2013, the required minimum level was $575 million and our actual patronage capital was $695 million. Additional covenants contained in several of our credit facilities limit the amount of secured indebtedness and unsecured indebtedness we can have outstanding. At March 31, 2013, the most restrictive of these covenants limits our secured indebtedness to $9.5 billion and our unsecured indebtedness to $4.0 billion. At March 31, 2013, we had $5.8 billion of secured indebtedness and $1.2 billion of unsecured indebtedness outstanding, which was well within the covenant thresholds.

At March 31, 2013, current assets included $203.8 million of restricted short-term investments pursuant to deposits made into a Rural Utilities Service Cushion of Credit Account. See "Balance Sheet Analysis" herein for more information regarding this account.

Financing Activities

First Mortgage Indenture.    At March 31, 2013, we had $5.5 billion of long-term debt outstanding under our first mortgage indenture secured equally and ratably by a lien on substantially all of our tangible and some of our intangible assets, including those we acquire in the future. See "Item 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—Financing Activities—First Mortgage Indenture" in our 2012 Form 10-K for a further discussion of our first mortgage indenture.

Bond Financing.    On April 23, 2013, we issued $212.8 million of pollution control revenue bonds through the Development Authorities of Appling, Burke and Monroe Counties and used the proceeds to repay a like amount of commercial paper that we issued on March 1, 2013. The proceeds from the commercial paper issuance were used to redeem $212.8 million of pollution control revenue bonds previously issued by the development authorities on our behalf that we elected to redeem on March 1, 2013.

Rural Utilities Service-Guaranteed Loans.    We currently have six approved Rural Utilities Service-guaranteed loans, totaling $1.7 billion, which are being funded through the Federal Financing Bank and are in various stages of being drawn down, with $888 million remaining to be advanced. When advanced, the debt will be secured under our first mortgage indenture. In the second quarter of 2013, we anticipate receiving advances totaling $571.4 million under two of these loans, including a $492.6 million advance under the loan covering the majority of the acquisition cost of Smith.

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

For more detailed information regarding our financing plans, see "Item 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—Financing Activities" in our 2012 Form 10-K.

Newly Adopted or Issued Accounting Standards

For a discussion of recently issued or adopted accounting pronouncements, see Note E of Notes to Unaudited Condensed Financial Statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.    Controls and Procedures

As of March 31, 2013, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

There have been no changes in internal control over financial reporting or other factors that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

There have not been any material changes to legal proceedings from those reported in "Item 3—LEGAL PROCEEDINGS" of our 2012 Form 10-K.

Item 1A.    Risk Factors

There have not been any material changes in our risk factors from those reported in "Item 1A—RISK FACTORS" of our 2012 Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.    Defaults upon Senior Securities

Not Applicable.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information

Not Applicable.

Item 6.    Exhibits

Number	Description
3.1	Bylaws of Oglethorpe Power Corporation, as amended and restated on May 1, 2008 (updated on March 22, 2013 to reflect SMG membership group change).
4.1	Eighth Amended and Restated Loan Contract, dated as of April 23, 2013, between Oglethorpe Power Corporation (An Electric Membership Corporation) and the United States of America.
4.2
Sixty-Fourth Supplemental Indenture, dated as of April 1, 2013, made by Oglethorpe Power Corporation (An Electric Membership Corporation) to U.S. Bank National Association, as trustee, relating to the Series 2013A (Appling) Note, Series 2013A (Burke) Note and Series 2013A (Monroe) Note.
4.3
Sixty-Fifth Supplemental Indenture, dated as of April 23, 2013, made by Oglethorpe Power Corporation (An Electric Membership Corporation) to U.S. Bank National Association, as trustee, relating to the Series 2013 (FFB Y-8) Note, Series 2013 (RUS Y-8) Reimbursement Note, Series 2013 (FFB AA-8) Note, Series 2013 (RUS AA-8) Reimbursement Note and amendment of the Indenture.
4.4
Deed to Secure Debt, Security Agreement and Sixty-Sixth Supplemental Indenture, dated as of April 25, 2013, made by Oglethorpe Power Corporation (An Electric Membership Corporation) and Murray County Industrial Development Authority to U.S. Bank National Association, as trustee, relating to the consolidation of Murray I and II LLC.

Number	Description
4.5.1(1)	Loan Agreement, dated as of April 1, 2013, between the Development Authority of Appling County and Oglethorpe Power Corporation (An Electric Membership Corporation) relating to Development Authority of Appling County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Hatch Project), Series 2013A, and two other substantially identical (Term Rate Bonds) loan agreements.
4.5.2(1)
Note, dated April 23, 2013, from Oglethorpe Power Corporation (An Electric Membership Corporation) to U.S. Bank National Association, as trustee, acting pursuant to a Trust Indenture, dated as of April 1, 2013, between the Development Authority of Appling County and U.S. Bank National Association, as trustee, relating to the Development Authority of Appling County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Hatch Project), Series 2013A, and two other substantially identical notes.
4.5.3(1)
Trust Indenture, dated as of April 1, 2013, between the Development Authority of Appling County and U.S. Bank National Association, as trustee, relating to the Development Authority of Appling County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Hatch Project), Series 2013A, and two other substantially identical indentures.
10.1	Oglethorpe Power Corporation Executive Incentive Payment Plan, dated March 25, 2013.
10.2	Salary Continuation Agreement, dated March 25, 2013, between Oglethorpe Power Corporation and Thomas A. Smith.
10.3	COBRA Bonus Agreement, dated March 25, 2013, between Oglethorpe Power Corporation and Thomas A. Smith.
31.1	Rule 13a-14(a)/15d-14(a) Certification, by Thomas A. Smith (Principal Executive Officer).
31.2	Rule 13a-14(a)/15d-14(a) Certification, by Elizabeth B. Higgins (Principal Financial Officer).
32.1	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Thomas A. Smith (Principal Executive Officer).
32.2	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Elizabeth B. Higgins (Principal Financial Officer).
99.1	Member Financial and Statistical Information (for calendar years 2010-2012).
101	XBRL Interactive Data File.

(1)
Pursuant to 17 C.F.R. 229.601(b)(4)(iii), this document(s) is not filed herewith; however the registrant hereby agrees that such document(s) will be provided to the Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oglethorpe Power Corporation (An Electric Membership Corporation)
Date: May 13, 2013	By:	/s/ Thomas A. Smith Thomas A. Smith President and Chief Executive Officer (Principal Executive Officer)
Date: May 13, 2013		/s/ Elizabeth B. Higgins Elizabeth B. Higgins Executive Vice President and Chief Financial Officer (Principal Financial Officer)