Form 10-Q
period 2013-09-30
OGLETHORPE POWER CORP
filed 2013-11-13
CIK 788816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
OR
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

OGLETHORPE POWER CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2013

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

iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

Oglethorpe Power Corporation
Condensed Balance Sheets (Unaudited)
September 30, 2013 and December 31, 2012

	(dollars in thousands)
	2013	2012
Assets
Electric plant:
In service	$7,860,834	$7,506,707
Less: Accumulated provision for depreciation	(3,581,212)	(3,472,087)

	4,279,622	4,034,620
Nuclear fuel, at amortized cost	311,355	321,196
Construction work in progress	2,261,374	2,240,920

	6,852,351	6,596,736

Investments and funds:
Nuclear decommissioning trust fund	325,924	300,785
Deposit on Rocky Mountain transactions	15,128	14,392
Investment in associated companies	62,720	60,770
Long-term investments	78,353	77,022
Restricted cash	31,064	8,953
Other	472	1,084

	513,661	463,006

Current assets:
Cash and cash equivalents	436,639	298,565
Restricted short-term investments	254,854	64,671
Receivables	136,973	134,896
Inventories, at average cost	277,633	263,949
Prepayments and other current assets	16,310	16,073

	1,122,409	778,154

Deferred charges:
Deferred debt expense, being amortized	63,808	63,210
Regulatory assets	339,274	352,902
Other	43,818	60,558

	446,900	476,670

	$8,935,321	$8,314,566

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Balance Sheets (Unaudited)
September 30, 2013 and December 31, 2012

	(dollars in thousands)
	2013	2012
Equity and Liabilities
Capitalization:
Patronage capital and membership fees	$739,639	$673,009
Accumulated other comprehensive (deficit) margin	(194)	903

	739,445	673,912
Long-term debt	6,076,645	5,784,130
Obligation under capital leases	126,187	135,943
Obligation under Rocky Mountain transactions	15,128	14,392

	6,957,405	6,608,377

Current liabilities:
Long-term debt and capital leases due within one year	447,388	168,393
Short-term borrowings	603,812	569,480
Accounts payable	82,790	145,451
Accrued interest	49,357	58,649
Accrued and withheld taxes	24,482	4,881
Member power bill prepayments, current	75,410	65,079
Other current liabilities	14,960	19,539

	1,298,199	1,031,472

Deferred credits and other liabilities:
Gain on sale of plant, being amortized	22,528	23,638
Asset retirement obligations	394,724	381,362
Member power bill prepayments, non-current	32,613	40,853
Power sale agreement, being amortized	29,669	40,355
Regulatory liabilities	139,187	129,985
Other	60,996	58,524

	679,717	674,717

	$8,935,321	$8,314,566

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Revenues and Expenses (Unaudited)
For the Three and Nine Months Ended September 30, 2013 and 2012

	(dollars in thousands)
	Three Months		Nine Months
	2013	2012	2013	2012
Operating revenues:
Sales to Members	$315,646	$338,768	$908,490	$944,481
Sales to non-Members	34,079	38,628	71,498	99,842

Total operating revenues	349,725	377,396	979,988	1,044,323

Operating expenses:
Fuel	138,252	171,178	351,467	419,594
Production	88,689	91,753	272,703	280,096
Depreciation and amortization	40,779	37,789	116,440	122,889
Purchased power	12,989	11,396	40,373	35,332
Accretion	5,755	4,884	17,062	14,599
Deferral of Hawk Road and Smith Energy Facilities effect on net margin	(7,005)	(655)	(25,672)	(15,214)

Total operating expenses	279,459	316,345	772,373	857,296

Operating margin	70,266	61,051	207,615	187,027

Other income:
Investment income	8,353	6,435	23,778	22,450
Gain on termination of Rocky Mountain transactions	—	14,719	—	14,719
Other	2,317	2,591	6,834	9,490

Total other income	10,670	23,745	30,612	46,659

Interest charges:
Interest expense	80,569	76,443	232,597	231,290
Allowance for debt funds used during construction	(23,597)	(21,151)	(73,013)	(61,588)
Amortization of debt discount and expense	3,860	5,761	12,013	15,843

Net interest charges	60,832	61,053	171,597	185,545

Net margin	$20,104	$23,743	$66,630	$48,141

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Comprehensive Margin (Unaudited)
For the Three and Nine Months Ended September 30, 2013 and 2012

	(dollars in thousands)
	Three Months		Nine Months
	2013	2012	2013	2012
Net margin	$20,104	$23,743	$66,630	$48,141
Other comprehensive margin:
Unrealized (loss) gain on available-for-sale securities	205	42	(1,097)	870

Total comprehensive margin	$20,309	$23,785	$65,533	$49,011

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Patronage Capital and Membership Fees
and Accumulated Other Comprehensive Margin (Deficit) (Unaudited)
For the Nine Months Ended September 30, 2013 and 2012

	(dollars in thousands)
	Patronage Capital and Membership Fees	Accumulated Other Comprehensive Margin (Deficit)	Total
Balance at December 31, 2011	$633,689	$618	$634,307
Components of comprehensive margin:
Net margin	48,141	—	48,141
Unrealized gain on available-for-sale securities	—	870	870

Balance at September 30, 2012	$681,830	$1,488	$683,318

Balance at December 31, 2012	$673,009	$903	$673,912
Components of comprehensive margin:
Net margin	66,630	—	66,630
Unrealized loss on available-for-sale securities	—	(1,097)	(1,097)

Balance at September 30, 2013	$739,639	$(194)	$739,445

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2013 and 2012

	(dollars in thousands)
	2013	2012
Cash flows from operating activities:
Net margin	$66,630	$48,141

Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization, including nuclear fuel	218,425	229,787
Accretion cost	17,062	14,599
Amortization of deferred gains	(1,341)	(35,579)
Allowance for equity funds used during construction	(1,938)	(2,123)
Deferred outage costs	(33,347)	(22,583)
Deferral of Hawk Road and Smith Energy Facilities effect on net margin	(25,672)	(15,214)
Gain on sale of investments	(21,694)	(8,001)
Regulatory deferral of costs associated with nuclear decommissioning	10,652	(528)
Other	(5,416)	(6,321)
Change in operating assets and liabilities:
Receivables	(2,995)	(8,742)
Inventories	(13,684)	11,609
Prepayments and other current assets	(234)	206
Accounts payable	(76,892)	(54,392)
Accrued interest	(9,292)	(20,080)
Accrued taxes	19,601	3,930
Other current liabilities	(4,264)	(3,888)
Member power bill prepayments	2,091	12,227

Total adjustments	71,062	94,907

Net cash provided by operating activities	137,692	143,048

Cash flows from investing activities:
Property additions	(414,493)	(495,925)
Activity in decommissioning fund—Purchases	(479,622)	(536,224)
—Proceeds	475,446	532,041
(Increase) decrease in restricted cash	(22,111)	35,714
(Increase) decrease in restricted short-term investments	(190,184)	42,808
Activity in other long-term investments—Purchases	(34,510)	(4,404)
—Proceeds	36,753	13,689
Activity on interest rate options—Collateral returned	(146,730)	(43,070)
—Collateral received	168,840	7,810
Other	11,563	(17,198)

Net cash used in investing activities	(595,048)	(464,759)

Cash flows from financing activities:
Long-term debt proceeds	875,640	108,792
Long-term debt payments	(313,983)	(94,706)
Increase in short-term borrowings, net	34,332	296,222
Other	(559)	5,542

Net cash provided by financing activities	595,430	315,850

Net increase (decrease) in cash and cash equivalents	138,074	(5,861)
Cash and cash equivalents at beginning of period	298,565	443,671

Cash and cash equivalents at end of period	$436,639	$437,810

Supplemental cash flow information:
Cash paid for—
Interest (net of amounts capitalized)	$165,388	$181,675
Supplemental disclosure of non-cash investing and financing activities:
Change in plant expenditures included in accounts payable	$19,488	$(13,069)

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Notes to Unaudited Condensed Financial Statements
For the Three and Nine Months ended September 30, 2013 and 2012

(A)
General.    The condensed financial statements included in this report have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in this report reflects all adjustments (which include only normal recurring adjustments) and estimates necessary to fairly state, in all material respects, the results for the three- and nine-month periods ended September 30, 2013 and 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. Certain prior year amounts have been reclassified to conform with the current year presentation. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the SEC. The results of operations for the three-and nine-month periods ended September 30, 2013 are not necessarily indicative of results to be expected for the full year. As noted in our 2012 Form 10-K, our revenues consist primarily of sales to our 38 electric distribution cooperative members and, thus, the receivables on the condensed balance sheets are principally from our members. (See "Notes to Financial Statements" in our 2012 Form 10-K.)

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

  The tables below detail assets and liabilities measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012.

		Fair Value Measurements at Reporting Date Using
	September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$131,348	$131,348	$—	$—
International equity	67,142	67,142	—	—
Corporate bonds	37,334	—	37,334	—
US Treasury and government agency securities	48,013	48,013	—	—
Agency mortgage and asset backed securities	28,594	—	28,594	—
Municipal Bonds	634	—	634	—
Other	12,859	12,859	—	—
Long-term investments:
Corporate bonds	6,383	—	6,383	—
US Treasury and government agency securities	8,518	8,518	—	—
Agency mortgage and asset backed securities	3,947	—	3,947	—
International equity	10,327	10,327	—	—
Mutual funds	49,028	49,028	—	—
Other	150	150	—	—
Interest rate options	43,531	—	—	43,531	(1)
Natural gas swaps	(197)	—	(197)	—

		Fair Value Measurements at Reporting Date Using
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$118,329	$118,329	$—	$—
International equity	48,105	48,105	—	—
Corporate bonds	53,172	—	53,172	—
US Treasury and government agency securities	46,626	46,626	—	—
Agency mortgage and asset backed securities	21,273	—	21,273	—
Other	13,280	13,280	—	—
Long-term investments:
Corporate bonds	5,762	—	5,762	—
US Treasury and government agency securities	7,387	7,387	—	—
Agency mortgage and asset backed securities	2,526	—	2,526	—
Mutual funds	60,972	60,972	—	—
Other	375	375	—	—
Bond, reserve and construction funds	1	1	—	—
Interest rate options	25,783	—	—	25,783	(1)
Natural gas swaps	(1,085)	—	(1,085)	—

(1)
Interest rate options as reflected on the unaudited condensed Balance Sheet include the fair value of the interest rate options offset by $31,060,000 and $8,950,000 of collateral received from the counterparties at September 30, 2013 and December 31, 2012, respectively.

  The Level 2 investments above in corporate bonds and agency mortgage and asset backed securities may not be exchange traded. The fair value measurements for these investments are based on a market approach, including the use of observable inputs. Common inputs include reported trades and broker/dealer bid/ask prices.

  The following tables present the changes in our Level 3 assets and liabilities measured at fair value on a recurring basis during the three and nine months ended September 30, 2013 and 2012.

Three Months Ended September 30, 2013

Interest rate options

(dollars in thousands)
Assets (Liabilities):
Balance at June 30, 2013	$43,680
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	(149)

Balance at September 30, 2013	$43,531

Three Months Ended September 30, 2012

Interest rate options

(dollars in thousands)
Assets (Liabilities):
Balance at June 30, 2012	$39,215
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	(9,294)

Balance at September 30, 2012	$29,921

Nine Months Ended September 30, 2013

Interest rate options

(dollars in thousands)
Assets (Liabilities):
Balance at December 31, 2012	$25,783
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	17,748

Balance at September 30, 2013	$43,531

	Nine Months Ended September 30, 2012

	Decommissioning funds	Long-term investments	Interest Rate Options

	(dollars in thousands)
Assets (Liabilities):
Balance at December 31, 2011	$(982)	$7,713	$69,446
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	982	—	(39,525)
Impairment included in other comprehensive margin (deficit)	—	887	—
Liquidations	—	(8,600)	—

Balance at September 30, 2012	$—	$—	$29,921

  The estimated fair values of our long-term debt, including current maturities at September 30, 2013 and December 31, 2012 were as follows (in thousands):

	2013		2012

	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$6,509,240	$7,065,111	$5,930,449	$7,213,365

  Long-term debt is classified as Level 2 and is estimated based on observed or quoted market prices for the same or similar issues or on the current rates offered to us for debt of similar maturities. The primary sources of our long-term debt consist of first mortgage bonds, pollution control revenue bonds and long-term debt issued by the Federal Financing Bank. We also have small amounts of long-term debt provided by National Rural Utilities Cooperative Finance Corporation (CFC) and by CoBank, ACB in addition to a multi-year term loan with Bank of Tokyo. The valuations for the first mortgage bonds and the pollution control revenue bonds were obtained from a third party subscription service and are based on secondary market trading of our debt. Valuations for debt issued by the Federal Financing Bank are based on U.S. Treasury rates as of September 30, 2013 plus 1/8 percent, which reflects our borrowing rate for new loans of this type from the Federal Financing Bank. We use an interest rate quote sheet provided by CoBank for valuation of the CoBank debt, which reflects current rates for a similar loan. The rates on the CFC debt are fixed and the valuation is based on rate quotes provided by CFC. The rate in effect at September 30, 2013 for our term loan, which resets each month and is based on a spread to LIBOR, was used for valuation of the term loan.

  We use the methods and assumptions described above to estimate the fair value of each class of financial instruments. For cash and cash equivalents, restricted cash and receivables, the carrying amount approximates fair value because of the short-term maturity of those instruments.

(C)
Derivative Instruments.    Our risk management and compliance committee provides general oversight over all risk management and compliance activities, including but not limited to, commodity trading, investment portfolio management and interest rate risk management. We use commodity trading derivatives to manage our exposure to fluctuations in the market price of natural gas. Prior to December 2012, our commodity trading derivatives were designated as hedging instruments under authoritative guidance for accounting for derivatives and hedging. In December 2012, we discontinued hedge accounting for these derivatives and began applying regulatory accounting. Consistent with our rate-making, unrealized gains or losses on natural gas swaps are reflected as a regulatory asset or liability. To hedge the risk of rising interest rates due to the significant amount of new long-term debt we expect to incur in connection with anticipated capital expenditures, we have entered into interest rate options. Hedge accounting is not applied to our interest rate options. Consistent with our rate-making, unrealized losses from the interest rate options are recorded as a regulatory asset. Within our nuclear decommissioning trust fund, derivatives including options, swaps and credit default swaps, which are non-speculative, could be utilized to mitigate volatility associated with duration, default, yield curve and the interest rate risks of the portfolio. Consistent with our rate-making, unrealized gains or losses related to the decommissioning trust funds are recorded as an increase or decrease in the associated regulatory asset or liability. We do not hold or enter into derivative transactions for trading or speculative purposes.

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

  It is possible that volatility in commodity prices and/or interest rates could cause us to have credit risk exposures with one or more counterparties. We currently have credit risk exposure to our interest rate options counterparties. If such counterparties fail to perform their obligations, we could suffer a financial loss. However, as of September 30, 2013, all of the counterparties with transaction amounts outstanding under our hedging programs are rated investment grade by the major rating agencies or have provided a guaranty from one of their affiliates that is rated investment grade.

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

  At September 30, 2013 and December 31, 2012, the estimated fair values of our natural gas contracts were net liabilities of approximately $197,000 and $1,085,000, respectively.

  As of September 30, 2013 and December 31, 2012, neither we nor any counterparties were required to post credit support or collateral under the natural gas swap agreements. If the credit-risk-related contingent features underlying these agreements had been triggered on September 30, 2013 due to our credit rating being downgraded below investment grade, we would have been required to post letters of credit totaling up to $278,000 with our counterparties.

  The following table reflects the volume activity of our natural gas derivatives as of September 30, 2013 that is expected to settle or mature each year:

Year	Natural Gas Swaps (MMBTUs) (in millions)

2013	0.3
2014	3.7
2015	0.3

Total	4.3

  Interest rate options.     We are exposed to the risk of rising interest rates due to the significant amount of new long-term debt we expect to incur in connection with anticipated capital expenditures, particularly the construction of Vogtle Units No. 3 and No. 4. In fourth quarter of 2011, we purchased LIBOR swaptions at a cost of $100,000,000 to hedge the interest rates on approximately $2.2 billion of the expected debt that will be used to finance two additional nuclear units at Plant Vogtle. As of September 30, 2013, our outstanding swaptions hedged approximately $1.6 billion of the expected debt for the new Vogtle units.

  The LIBOR swaptions are each designed to cap our effective interest rate at a specified fixed interest rate on a specified option expiration date. This is accomplished by means of a payment of the cash settlement value our counterparties are obligated to make to us if prevailing fixed LIBOR swap rates exceed the specified fixed rate on the option expiration date. This payment would partially offset our interest costs, thereby reducing our effective interest rate. The cash settlement value would be zero if swap rates are at or below the specified fixed rate on the expiration date. The cash settlement value is calculated based on the value of an underlying swap which we have the right, but not the obligation, to enter into, which would begin on the option expiration date and extend until 2042 and under which we would pay the specified fixed rate and receive a floating LIBOR rate. The fixed rates on the unexpired swaptions we hold are in the range of 50 to 100 basis points above LIBOR swap rates that were in effect as of September 30, 2013 and the weighted average fixed rate is 4.16%. Swaptions having notional amounts totaling $562,894,000 expired without value during the nine months ended September 30, 2013. The remaining swaptions expire quarterly through 2017.

  We paid all the premiums to purchase these LIBOR swaptions at the time we entered into these transactions and have no additional payment obligations. These derivatives are recorded at fair value, and hedge accounting is not applied. At September 30, 2013 and December 31, 2012, the fair value of these swaptions was approximately $43,531,000 and $25,783,000, respectively. To manage our credit exposure to our counterparties, we negotiated credit support provisions that require each counterparty to provide us collateral in the form of cash or securities to the extent that the value of the swaptions outstanding for that counterparty exceeds a certain threshold. The collateral thresholds can range from $0 to $10,000,000 depending on each counterparty's credit rating. As of September 30, 2013 and December 31, 2012, we held $31,060,000 and $8,950,000 of funds posted as collateral by the counterparties, respectively. The collateral received is recorded as restricted cash on our balance sheet. The liability associated with the collateral is recorded as an offset to the fair values of the swaptions, which are recorded within other deferred charges on the balance sheet, resulting in a net carrying amount of the interest rate options of $12,471,000 and $16,833,000 at September 30, 2013 and December 31, 2012, respectively.

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

  We estimate the value of the LIBOR swaptions utilizing an option pricing model based on several inputs including the notional amount, the forward LIBOR swap rates, the option volatility, the fixed rate on the underlying swap, the time to expiration, the term of the underlying swap and discount rates, as well as credit attributes, including the credit spread of the counterparty and the amount of credit support that is available for each swaption. The fair value of the swaptions is sensitive to certain of these inputs, especially option volatility. We are able to effectively observe all of these factors using a variety of market sources except for the credit spreads of certain counterparties and the option volatility. We are able to estimate option volatility implied by valuations we obtain from various sources, but the valuations, and therefore the implied option volatilities, vary considerably from one source to another. Since valuations of comparable instruments are generally not publicly available, we have categorized these LIBOR swaptions as Level 3. We considered both any intrinsic value and the remaining time value associated with the derivatives and considered counterparty credit risk in our determination of all estimated fair values. We believe the estimated fair values for the LIBOR swaptions we hold are based on the most accurate information available for these types of derivative contracts. The following table reflects the remaining notional amount of forecasted debt issuances we have hedged in each year with LIBOR swaptions as of September 30, 2013.

Year	LIBOR Swaption Notional Dollar Amount (in thousands)

2013	$191,559
2014	563,425
2015	470,625
2016	310,533
2017	80,169

Total	$1,616,311

  The table below reflects the fair value of derivative instruments and their effect on our condensed balance sheets at September 30, 2013 and December 31, 2012.

	Balance Sheet Location	Fair Value

		2013	2012
		(dollars in thousands)
Not designated as hedges:
Assets:
Interest rate options(1)	Other deferred charges	$43,531	$25,783
Liabilities:
Natural gas swaps	Other current liabilities	$197	$1,085

(1)
Excludes liability associated with cash collateral of $31,060,000 and $8,950,000 as of September 30, 2013 and December 31, 2012, respectively, which is recorded as an offset to the fair value of the swaptions on the unaudited condensed balance sheets.

  The following table presents the gross realized gains and (losses) on derivative instruments recognized in margin for the three and nine months ended September 30, 2013 and 2012.

	Statement of Revenues and	Three months ended September 30,		Nine months ended September 30,
	Expenses Location	2013	2012	2013	2012

		(dollars in thousands)
Designated as hedges:
Natural Gas Swaps	Fuel	$—	$173	$—	$197
Natural Gas Swaps	Fuel	—	(3,934)	—	(9,204)
Not Designated as hedges:
Natural Gas Swaps	Fuel	122	—	688	—
Natural Gas Swaps	Fuel	(3,089)	—	(4,002)	—

		$(2,967)	$(3,761)	$(3,314)	$(9,007)

  The following table presents the gross unrealized gains and (losses) on derivative instruments deferred on the balance sheet at September 30, 2013 and December 31, 2012.

	Balance Sheet Location	2013	2012

		(dollars in thousands)
Not designated as hedges:
Interest rate options	Regulatory asset	$(41,544)	$(74,217)
Natural gas swaps	Regulatory asset	(197)	(1,085)

		$(41,741)	$(75,302)

  The following table presents the gross amounts of derivatives and their related offset amounts as permitted by their respective master netting agreements and obligations to return cash collateral at September 30, 2013.

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts offset on the Balance Sheet	Cash Collateral	Net Amounts of Assets Presented on the Balance Sheet

	(dollars in thousands)
Assets:
Natural gas swaps	$(409)	$212	$—	$(197)
Interest rate options	$43,531	$—	$(31,060)	$12,471

(D)
Investments in Debt and Equity Securities.    Investment securities we hold are classified as available-for-sale. Available-for-sale securities are carried at market value with unrealized gains and losses, net of any tax effect, added to or deducted from other comprehensive margin, except that, in accordance with our rate-making treatment, unrealized gains and losses from investment securities held in the nuclear decommissioning trust fund are directly added to or deducted from the regulatory asset for asset retirement obligations. Realized gains and losses on the nuclear decommissioning trust fund are also recorded to the regulatory asset. All realized and unrealized gains and losses are determined using the specific identification method. Approximately 76% of these gross unrealized losses were in effect for less than one year.

  The following tables summarize the activities for available-for-sale securities as of September 30, 2013 and December 31, 2012.

	Gross Unrealized
	(dollars in thousands)
September 30, 2013	Cost	Gains	Losses	Fair Value

Equity	$178,794	$51,750	$(1,230)	$229,314
Debt	162,452	7,593	(8,090)	161,955
Other	13,008	—	—	13,008

Total	$354,254	$59,343	$(9,320)	$404,277

	Gross Unrealized
	(dollars in thousands)
December 31, 2012	Cost	Gains	Losses	Fair Value

Equity	$153,846	$45,071	$(3,675)	$195,242
Debt	163,127	10,286	(4,501)	168,912
Other	13,654	—	—	13,654

Total	$330,627	$55,357	$(8,176)	$377,808

(E)
Recently Issued or Adopted Accounting Pronouncements.    In July 2013, the Financial Accounting Standards Board (FASB) issued "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exist." The update provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The adoption of this standard is effective for us January 1, 2014 and is not expected to have a material effect on our consolidated financial statements.

  In December 2011, FASB issued "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities," which modifies the disclosure requirements for offsetting financial instruments and derivative instruments. The update requires an entity to disclose information about offsetting and related arrangements and the effect of those arrangements on its financial position. The adoption of this standard was effective for us January 1, 2013 and did not have a material impact on our consolidated financial statements.

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

Accumulated Other Comprehensive Margin Three Months Ended
(dollars in thousands)
Available-for-sale Securities

Balance at June 30, 2012	$1,446
Unrealized gain	165
(Gain) reclassified to net margin	(123)

Balance at September 30, 2012	$1,488

Balance at June 30, 2013	$(399)
Unrealized gain	181
Loss reclassified to net margin	24

Balance at September 30, 2013	$(194)

Nine Months Ended
(dollars in thousands)
Available-for-sale Securities

Balance at December 31, 2011	$618
Unrealized gain	1,076
(Gain) reclassified to net margin	(206)

Balance at September 30, 2012	$1,488

Balance at December 31, 2012	$903
Unrealized (loss)	(1,041)
(Gain) reclassified to net margin	(56)

Balance at September 30, 2013	$(194)

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

  The most significant litigation relates to costs associated with design changes to the Westinghouse AP1000 Design Control Document (DCD) and costs associated with delays in the project schedule related to the timing of approval of the DCD and issuance of the combined construction permits and operating licenses by the Nuclear Regulatory Commission. In July 2012, the Co-owners and Contractor began negotiations regarding these costs, including the assertion by the Contractor that the Co-owners are responsible for these costs under the terms of the contract. The Contractor has claimed that its estimated adjustment attributable to us, based on our ownership interest, is approximately $280,000,000 in 2008 dollars with respect to these issues. The Contractor has also asserted that it is entitled to schedule extensions. Georgia Power, on behalf of the Co-owners, has not agreed with either the proposed cost or schedule adjustments or that the Co-owners have any responsibility for costs related to these issues. On November 1, 2012, the Co-owners filed suit against the Contractor in the U.S. District Court for the Southern District of Georgia, seeking a declaratory judgment that the Co-owners are not responsible for these costs. Also on November 1, 2012, the Contractor filed suit against the Co-owners in the U.S. District Court for the District of Columbia alleging the Co-owners are responsible for these costs. On August 30, 2013, the U.S. District Court for the District of Columbia dismissed the Contractor's suit, ruling that proper venue is the U.S. District Court for the Southern District of Georgia. The Contractor appealed the decision to the U.S. Court of Appeals for the District of Columbia Circuit on September 27, 2013. While litigation has commenced and Georgia Power and the Co-owners intend to vigorously defend their positions, Georgia Power and the Co-owners also expect negotiations with the Contractor to continue with respect to cost and schedule during which time the parties will attempt to reach a mutually acceptable compromise of their positions.

  If any or all of these costs are ultimately imposed on the Co-owners, we will capitalize the costs attributable to us. As of September 30, 2013, no material amounts have been recorded related to this claim. Additional claims by the Contractor or Georgia Power, on behalf of the Co-owners, are also likely to arise throughout construction.

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

  Additionally, litigation over environmental issues and claims of various types, including property damage, personal injury, common law nuisance, and citizen enforcement of environmental requirements such as air quality and water standards, has increased generally throughout the United States. In particular, personal injury and other claims for damages caused by alleged exposure to hazardous materials, and common law nuisance claims for injunctive relief, personal injury and property damage allegedly caused by coal combustion residue, greenhouse gas and other emissions have become more frequent. For example, during 2013, approximately 150 plaintiffs have filed complaints against us and the other co-owners of Plant Scherer claiming personal injury and property damage arising from the alleged release of hazardous substances from the plant, primarily related to the coal-ash pond, into the surrounding groundwater and air.

(H)
Restricted Cash.    At September 30, 2013 and December 31, 2012, we had restricted cash totaling $31,221,000 and $9,109,000, respectively, of which $31,064,000 and $8,953,000, respectively, was classified as long-term. The long-term restricted cash balance at September 30, 2013 and December 31, 2012 consisted primarily of funds posted as collateral by counterparties to our interest rate options.

(I)
Restricted Short-term Investments.    At September 30, 2013 and December 31, 2012, we had $254,854,000 and $64,671,000, respectively, on deposit with the Rural Utilities Service in the Cushion of Credit Account. The restricted funds will be utilized for future Rural Utilities Service Federal Financing Bank debt service payments. The deposit earns interest at a Rural Utilities Service guaranteed rate of 5% per annum.

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

  The following regulatory assets and liabilities are reflected on the accompanying condensed balance sheet as of September 30, 2013 and December 31, 2012.

	2013	2012
	(dollars in thousands)

Regulatory Assets:
Premium and loss on reacquired debt(a)	$77,911	$86,319
Amortization on capital leases(b)	19,154	28,670
Outage costs(c)	35,329	30,901
Interest rate swap termination fees(d)	14,333	17,326
Asset retirement obligations(e)	—	11,382
Depreciation expense(f)	48,718	49,785
Deferred charges related to Vogtle Units No. 3 and No. 4 training costs(g)	26,627	23,030
Interest rate options cost(h)	58,691	75,716
Deferral of effects on net margin—Smith Energy Facility(i)	52,384	21,394
Other regulatory assets(j)	6,127	8,379

Total Regulatory Assets	$339,274	$352,902
Regulatory Liabilities:
Accumulated retirement costs for other obligations(e)	$25,106	$28,846
Deferral of effects on net margin—Hawk Road Energy Facility(i)	22,302	17,113
Major maintenance reserve(k)	28,012	30,948
Deferred debt service adder(l)	54,785	47,486
Other regulatory liabilities(j)	8,982	5,592

Total Regulatory Liabilities	$139,187	$129,985

Net Regulatory Assets	$200,087	$222,917

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

(d)
Represents losses on settled interest rate swap arrangements that are being amortized through 2016 and 2019.

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

(K)
Member Power Bill Prepayments.    We have a power bill prepayment program pursuant to which members can prepay their power bills from us at a discount based on our avoided cost of borrowing. The prepayments are credited against the participating members' power bills in the month(s) agreed upon in advance. The discounts are credited against the power bills and are recorded as a reduction to member revenues. At September 30, 2013, member power bill prepayments as reflected on the unaudited condensed balance sheets are $108,023,000, of which $75,410,000 is classified as current liabilities and $32,613,000 as deferred credits and other liabilities. The prepayments are being credited against members' power bills through January 2018, with the majority of the balance scheduled to be credited by the end of 2013.

(L)
Debt.    On March 1, 2013, instead of remarketing the $212,760,000 of pollution control revenue bonds that were originally issued on our behalf by the Development Authorities of Appling, Burke and Monroe Counties, and were subject to mandatory tender, we elected to redeem the bonds with commercial paper. On April 23, 2013, the Development Authority of Appling County (Georgia), the Development Authority of Burke County (Georgia) and the Development Authority of Monroe County (Georgia) issued, on our behalf, $212,760,000 in aggregate principal amount of tax-exempt pollution control revenue bonds for the purpose of refinancing costs associated with certain of our air or water pollution control and sewage or solid waste disposal facilities. The proceeds were used to repay the outstanding commercial paper utilized to redeem the pollution control revenue bonds that were redeemed on March 1, 2013. Each series of bonds bear interest at 2.40% per annum until April 1, 2020, the initial mandatory tender date. The pollution control revenue bonds are scheduled to mature starting in 2038 through 2040. Our payment obligations related to these bonds are secured under our first mortgage indenture.

For the nine month period ended September 30, 2013, we received advances on Rural Utilities Service-guaranteed Federal Financing Bank loans totaling $662,880,000 for long-term financing of the Smith Energy Facility and general and environmental improvements at existing plants.

On October 31, 2013, we received $13,217,000 in advances from RUS for general and environmental improvements at existing plants.

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

Results of Operations

For the Three and Nine Months Ended September 30, 2013 and 2012

Net Margin

Throughout the year, we monitor our operating results and, with board approval, make budget adjustments when and as necessary to ensure our targeted margins for interest ratio is achieved. Under our first mortgage indenture, we are required to establish and collect rates that are reasonably expected, together with our other revenues, to yield at least a 1.10 margins for interest ratio in each fiscal year. However, to enhance margin coverage during a period of increased capital requirements, our board of directors approved budgets for 2012, 2013 and 2014 to achieve a 1.14 margins for interest ratio. As our capital requirements continue to evolve, our board of directors will continue to evaluate the level of margin coverage and may choose to change the targeted margins for interest ratio in the future, although not below 1.10.

Our net margin for the three-month and nine-month periods ended September 30, 2013 was $20.1 million and $66.6 million compared to $23.7 million and $48.1 million for the same periods of 2012. Through September 30, 2013, we collected approximately 160% of our targeted net margin of $41.5 million for the year ending December 31, 2013. Actual net margins exceeding targeted margins during the fiscal year is typical as our capacity revenues are recorded evenly throughout the year and our management generally budgets conservatively. We anticipate our board will approve a budget adjustment by the end of the year so that net margins will achieve, but not exceed, the targeted margins for interest ratio.

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

Sales to Members.    Total revenues from sales to members decreased 6.8% and 3.8% in the three-month and nine-month periods ended September 30, 2013 compared to the same periods of 2012. Megawatt-hour sales to members decreased 15.4% and 14.2% for the three-month and nine-month periods ended September 30, 2013 compared to the same periods of 2012. The average total revenue per megawatt-hour from sales to members increased 10.1% and 12.1% for the three-month and nine-month periods ended September 30, 2013 compared to the same periods of 2012.

The components of member revenues for the three-month and nine-month periods ended September 30, 2013 and 2012 were as follows (amounts in thousands except for cents per kilowatt-hour):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2013	2012	2013	2012
Capacity revenues	$182,107	$171,267	$547,482	$518,900
Energy revenues	133,539	167,501	361,008	425,581

Total	$315,646	$338,768	$908,490	$944,481

Kilowatt-hours sold to members	5,210,893	6,156,398	14,097,380	16,422,271
Cents per kilowatt-hour	6.06¢	5.50¢	6.44¢	5.75¢

Capacity revenues from members increased 6.3% and 5.5% for the three-month and nine-month periods ended September 30, 2013 compared to the same periods of 2012. Capacity revenues relate primarily to the assignment to each of our members the fixed costs associated with our business, including fixed production expenses, depreciation and amortization expenses and interest charges. Each member is required to pay us for capacity furnished under its wholesale power contract in accordance with rates we establish. Our capacity revenues are based on the costs we expect to incur on an annual basis and are subject to adjustment by our board such that our net margins will achieve, but not exceed, the targeted margins for interest ratio. See "—Net Margin" for discussion regarding margins for interest ratio.

Energy revenues were 20.3% and 15.2% lower for the three-month and nine-month periods ended September 30, 2013 compared to the same periods of 2012. Our average energy revenue per megawatt-hour from sales to members decreased 5.8% and 1.2% for the three-month and nine-month periods ended September 30, 2013 as compared to the same periods of 2012. The decrease in energy revenues for the three-month and nine-month periods ended September 30, 2013 as compared to the same periods of 2012 resulted primarily from lower coal-fired and natural gas generation. For a discussion of total fuel costs and total generation, see "—Operating Expenses."

Sales to Non-Members.    Sales to non-members for the three-month and nine-month periods ended September 30, 2013 were 11.8% and 28.4% lower as compared to the same periods of 2012. Sales to non-members in 2012 consisted of capacity and energy sales made under an agreement to sell the entire output of Unit No. 1 of the Thomas A. Smith Energy Facility to Georgia Power Company through May 31, 2012, as well as energy sales to other non-members from Smith Units No. 1 and No. 2. The decrease for the nine-month period ended September 30, 2013 as compared to the same period of 2012 was primarily due to the expiration of this agreement with Georgia Power. This decrease was partially offset by increased energy sales to other non-members.

Operating Expenses

Operating expenses for the three-month and nine-month periods ended September 30, 2013 decreased 11.7% and 9.9% as compared to the same periods of 2012. The decrease for the three-month and nine-month periods ended September 30, 2013 as compared to the same periods of 2012 was primarily due to lower fuel costs. For the nine-month period ended September 30, 2013 as compared to the same period of 2012, lower depreciation and amortization expenses, which were partially offset by higher purchased power costs and accretion expense, also contributed to the decrease in operating expenses.

The following table summarizes our megawatt-hour generation and fuel costs by generating source.

	Three Months Ended September 30,

	2013			2012

Fuel Source	Cost	Generation	Cost per MWh	Cost	Generation	Cost per MWh

	(thousands)	(MWh)		(thousands)	(MWh)
Coal	$53,934	1,818,076	$29.67	$69,000	2,292,572	$30.10
Nuclear	23,238	2,636,084	8.82	22,092	2,556,238	8.64
Gas:
Combined Cycle	55,665	1,700,112	32.74	59,537	2,298,222	25.91
Combustion Turbine	5,415	72,358	74.84	20,549	456,603	45.00

	$138,252	6,226,630	$22.20	$171,178	7,603,635	$22.51

	Nine Months Ended September 30,

	2013			2012

Fuel Source	Cost	Generation	Cost per MWh	Cost	Generation	Cost per MWh

	(thousands)	(Mwh)		(thousands)	(Mwh)
Coal	$139,746	4,792,309	$29.16	$187,905	6,041,167	$31.10
Nuclear	64,168	7,295,446	8.80	60,125	7,602,777	7.91
Gas:
Combined Cycle	137,335	4,119,313	33.34	139,707	5,679,273	24.60
Combustion Turbine	10,218	136,690	74.75	31,857	739,092	43.10

	$351,467	16,343,758	$21.50	$419,594	20,062,309	$20.91

For the three-month and nine-month periods ended September 30, 2013, total fuel costs decreased 19.2% and 16.2% and megawatt-hour generation decreased 18.1% and 18.5%, respectively, compared to the same periods of 2012. Milder temperatures in 2013 as compared to 2012 contributed to the decrease in megawatt-hour generation. Average fuel costs per megawatt-hour decreased 1.4% and increased 2.8% in the three-month and nine-month periods ended September 30, 2013 compared to the same periods of 2012. The decrease in total fuel costs was primarily due to lower generation at Plant Wansley and our natural gas-fired facilities. Plant Wansley, which is fueled by higher cost eastern coal, was in reserve shutdown for most of the nine-month period ended September 30, 2013 primarily due to more economical generation from natural gas-fired facilities. Generation from our gas-fired facilities also decreased in the three-month and nine-month periods ended September 30, 2013 versus the same periods of 2012 primarily due to lower utilization of the Smith Energy Facility, although all of our gas-fired facilities experienced decreased generation in the three-month and nine-month periods of 2013 compared to the same periods of 2012. The decrease in total fuel costs was partially offset by increased natural gas prices in 2013. As was the case in 2012, generation from Smith continues to be sold to non-members.

Depreciation and amortization costs increased 7.9% and decreased 5.2% for the three-month and nine-month periods ended September 30, 2013 as compared to the same periods of 2012. The increase in depreciation expense in the third quarter of 2013 as compared to the same quarter of 2012 was primarily due to $249.7 million of environmental capital improvements at Plant Scherer that were placed into service in May and August of 2013. The decrease for the nine-month period ended September 30, 2013 as compared to the same period of 2012 was primarily due to the May 2012 completion of amortization of the intangible asset associated with a purchase and sale agreement with Georgia Power which was acquired as part of the Smith acquisition. In addition, amortization expense of leasehold improvements for Scherer Unit No. 2 capital leases decreased because we extended the lease terms in June 2012.

Purchased power costs increased 14.0% and 14.3% for the three-month and nine-month periods ended September 30, 2013 as compared to the same periods of 2012. The increase in purchased power costs resulted primarily from an increase in kilowatt-hours acquired under our energy replacement program, which replaces power from our owned generation facilities with power purchased on the spot market at a lower price. In addition, increased transmission expenses contributed to the higher purchased power costs.

Accretion expense increased 17.8% and 16.9% for the three-month and nine-month periods ended September 30, 2013 as compared to the same periods of 2012. The increase in accretion expense resulted primarily from an increase in the asset retirement obligation for the decommissioning of our ash ponds based on December 2012 studies.

The effect on net margin of the Smith and Hawk Road Energy Facilities is being deferred until 2016, at which time the amounts will be amortized over the remaining life of the plants. In implementing the deferral plans, we assumed that our members would generally not require energy from the plants until 2016. The change in the deferral resulted partly from the expiration of the power purchase and sale agreement with Georgia Power that ended in May 2012, partly from an increase in interest expense for the long-term financing of Smith, which was obtained in July 2013, and partly from reduced margins associated with non-member energy sales from Smith.

Other Income

Investment income increased 29.8% and 5.9% for the three-month and nine-month periods ended September 30, 2013 as compared to the same periods of 2012. An increase in funds deposited in the Rural Utilities Service Cushion of Credit Account as well as increased investment income from nuclear decommissioning trust funds contributed to higher investment income in the three-month and nine-month periods of 2013 as compared to same periods of 2012. Partially offsetting the increase during the nine-month period ended September 30, 2013, was a reduction in investment income associated with the Rocky Mountain lease transactions. During the second half of 2012, five of the six lease transactions were terminated.

The gain on termination of Rocky Mountain transactions for the three-month and nine-month periods ended September 30, 2012 represented the net gain resulting from the July 2012 termination of three of the six leases.

Interest charges

Allowance for debt funds used during construction increased 11.6% and 18.5% in the three-month and nine-month periods ended September 30, 2013 compared to the same periods of 2012 primarily due to construction expenditures for Vogtle Units No. 3 and No. 4.

Financial Condition

Balance Sheet Analysis as of September 30, 2013

Assets

Cash used for property additions for the nine-month period ended September 30, 2013 totaled $414 million. Of this amount, approximately $251 million was associated with construction expenditures for Vogtle Units No. 3 and No. 4, approximately $67 million for environmental control systems being installed primarily at Plant Scherer and approximately $39 million for nuclear fuel purchases. The remaining expenditures were for normal additions and replacements to existing generation facilities.

The $254.9 million of restricted short-term investments at September 30, 2013 represent funds deposited into a Rural Utilities Service Cushion of Credit Account with the U.S. Treasury and earns interest at a guaranteed rate of 5% per annum. The funds, including interest earned thereon, can only be applied to debt service on Rural Utilities Service and Rural Utilities Service-guaranteed Federal Financing Bank notes. Decisions regarding when to apply the funds are guided by the interest rate environment and our anticipated liquidity needs.

Equity and Liabilities

Long-term debt and capital leases due within one year increased $279.0 million during the nine-month period ended September 30, 2013 primarily due to the reclassification of a $260.0 million term loan due in April 2014.

Accounts payable decreased $62.7 million for the nine-month period ended September 30, 2013. The December 31, 2012 payable balance included $25.2 million in credits due to the members for a board approved reduction to 2012 revenue requirements as a result of margins collected in excess of our 2012 target. These credits were applied to the members' bills in the first quarter of 2013. The decrease was also the result of a $24.6 million decrease in the payable to Georgia Power for operation and maintenance costs for our co-owned plants and capital costs associated with Vogtle Units No. 3 and No. 4 construction. In addition, there was a $15.6 million decrease in accounts payable primarily related to property tax payments.

Member power bill prepayments represent funds received from the members for the prepayment of their monthly power bills. At September 30, 2013, $75.4 million of member power bill prepayments was classified as a current liability and $32.6 million was classified as a long-term liability. During the nine-month period ended September 30, 2013, $102.1 million of prepayments were received from the members and $100.0 million was applied to the members' monthly power bills. For information regarding the power bill prepayment program, see Note K of Notes to Unaudited Condensed Financial Statements and "—Capital Requirements and Liquidity and Sources of Capital—Liquidity."

Capital Requirements and Liquidity and Sources of Capital

Vogtle Units No. 3 and No. 4.

We, along with Georgia Power, the Municipal Electric Authority of Georgia and the City of Dalton are participating in the construction of two Westinghouse AP1000 nuclear generating units at Plant Vogtle, each with a nominally rated generating capacity of approximately 1,100 megawatts. Our ownership interest is 30%, representing 660 megawatts of total capacity. As of September 30, 2013, our total capitalized costs to date for Vogtle Units No. 3 and No. 4 were $1.9 billion.

As previously disclosed, separate groups of petitioners had filed petitions in the U.S. Court of Appeals for the District of Columbia Circuit seeking judicial review of the Nuclear Regulatory Commission's certification of the design control document and the issuance of the combined construction permits and operating licenses. On May 14, 2013, the Court ruled in favor of the Nuclear Regulatory Commission and upheld the certification of the design control document and the issuance of the combined construction permits and operating licenses. On July 23, 2013, the Court rejected the petitioner's request for rehearing. The deadline for any further appeals expired without the petitioners seeking review.

For additional information about the Vogtle construction project, see "Item 1—BUSINESS—OUR POWER SUPPLY RESOURCES—Future Power Resources—Plant Vogtle Units No. 3 and No. 4" and "Item 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—Capital Requirements—Capital Expenditures" in our 2012 Form 10-K. Also see "Note G—Contingencies and Regulatory Matters—Nuclear Construction" of Notes to Unaudited Condensed Financial Statements herein.

Environmental Regulations

The Environmental Protection Agency, or EPA, continues to develop a number of rules that significantly expand the scope of regulation of air emissions, water intake and waste management at power plants.

On September 20, 2013, EPA signed rules reproposing (and rescinding) the April 2012 New Source Performance Standards (NSPS) for certain new fossil fuel-fired electric generating units. In this new action, EPA proposed standards of performance for fossil fuel-fired electric utility steam generating units that burn coal and other fossil fuels based on partial implementation of carbon capture and storage (CCS). It also proposed separate standards for natural gas-fired stationary combustion turbines that do not involve CCS. Simple cycle "peaking" turbines, certain biomass and oil-fired units and modified, reconstructed and existing sources were exempted or not addressed by the proposal. Once EPA promulgates a NSPS for a category of new, modified or reconstructed emissions sources, it is required to establish guidelines requiring states to develop emission standards for the same category of existing sources. Thus, greenhouse gas NSPS for existing sources may be issued at some point in the future. These proposed rules will likely be challenged when finalized. We cannot predict at this time how further developments may affect the regulation of greenhouse gas emissions from our power plants, including capital requirements.

For further discussion regarding potential effects on our business from environmental regulations, including potential capital requirements, see "Item 1—BUSINESS—REGULATION—Environmental," "Item 1A—RISK FACTORS" and "Item 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—Capital Requirements—Capital Expenditures" in our 2012 Form 10-K.

Liquidity

At September 30, 2013, we had $1.5 billion of unrestricted available liquidity to meet our short-term cash needs and liquidity requirements. This amount included $437 million in cash and cash equivalents and $1.1 billion of unused and available committed credit arrangements.

At September 30, 2013, we had in excess of $1.9 billion of committed credit arrangements in place, comprised of the five separate facilities reflected in the table below.

Committed Credit Facilities

	Authorized Amount	Available 9/30/2013		Expiration Date

	(dollars in millions)
Unsecured Facilities:
Syndicated Line of Credit led by Bank of America	$1,265	$526	(1)	June 2015
Syndicated Line of Credit led by CoBank	150	150		September 2014
CFC Line of Credit	110	110		September 2016
JPMorgan Chase Line of Credit	150	34	(2)	December 2013
Secured facilities:
CFC Line of Credit(3)	250	250		December 2013

Total	$1,925	$1,070

(1)
Of the portion of this facility that is unavailable, $603.8 million is dedicated to support commercial paper we have issued and $135.5 million relates to letters of credit issued under this facility to support variable rate demand bonds.

(2)
Of the portion of this facility that is unavailable, $113.7 million relates to letters of credit issued under this facility to support variable rate demand bonds and $2.2 million relates to letters of credit issued to post collateral to third parties.

(3)
This facility has a term loan option that can extend the maturity to December 31, 2043.

As of September 30, 2013, we were using our commercial paper program to provide interim funding for (i) payments related to the construction of Vogtle Units No. 3 and No. 4, and (ii) the upfront payments made in connection with our interest rate hedging program.

Under our commercial paper program, we are authorized to issue commercial paper in amounts that do not exceed the amount of any committed backup lines of credit, thereby providing 100% dedicated support for any commercial paper outstanding.

Under our unsecured committed lines of credit, we have the ability to issue letters of credit totaling $835 million in the aggregate, of which $584 million remained available at September 30, 2013. However, amounts related to issued letters of credit reduce the amount that would otherwise be available to draw for working capital needs. Also, due to the requirement to have 100% dedicated backup for any commercial paper outstanding, any amounts drawn under our committed credit facilities for working capital or related to issued letters of credit will reduce the amount of commercial paper that we can issue. The majority of our outstanding letters of credit are for the purpose of providing credit enhancement on variable rate demand bonds.

We are currently negotiating a new 3-year, $150 million unsecured credit facility with JPMorgan Chase Bank, N.A. to replace an existing credit facility we have with them and expect to close on the new facility in November 2013. We are also negotiating a restructuring of our existing $250 million secured credit facility with CFC into a new 5-year, $250 million unsecured credit facility and expect to close on this new facility in December 2013.

Between our credit arrangements and projected cash on hand, we believe we have sufficient liquidity to cover our normal operations and to provide interim financing for construction of Vogtle Units No. 3 and No. 4.

Several of our credit facilities contain a financial covenant that requires us to maintain minimum levels of patronage capital. At September 30, 2013, the required minimum level was $575 million and our actual patronage capital was $740 million. Additional covenants contained in several of our credit facilities limit the amount of secured indebtedness and unsecured indebtedness we can have outstanding. At September 30, 2013, the most restrictive of these covenants limits our secured indebtedness to $9.5 billion and our unsecured indebtedness to $4.0 billion. At September 30, 2013, we had $6.4 billion of secured indebtedness and $972 million of unsecured indebtedness outstanding, which was well within the covenant thresholds.

At September 30, 2013, current assets included $255 million of restricted short-term investments pursuant to deposits made into a Rural Utilities Service Cushion of Credit Account. See "—Balance Sheet Analysis as of September 30, 2013—Assets" for more information regarding this account.

Financing Activities

First Mortgage Indenture.    At September 30, 2013, we had $6.2 billion of long-term debt outstanding under our first mortgage indenture secured equally and ratably by a lien on substantially all of our tangible and some of our intangible assets, including those we acquire in the future. See "Item 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—Financing Activities—First Mortgage Indenture" in our 2012 Form 10-K for further discussion of our first mortgage indenture.

Rural Utilities Service-Guaranteed Loans.    In July 2013, we received a $492.6 million advance for the full amount of the loan covering the majority of the acquisition cost of Smith, a portion of which was utilized to repay $232.6 million of outstanding commercial paper prior to the end of the third quarter. We currently have four other approved Rural Utilities Service-guaranteed loans, totaling $871 million, which are being funded through the Federal Financing Bank with $469 million remaining to be advanced. When advanced, the debt will be secured under our first mortgage indenture.

Department of Energy-Guaranteed Loan.    In May 2010, we signed a conditional term sheet with the Department of Energy that sets forth the general terms of a loan and related loan guarantee that would fund up to $3.057 billion of the cost to construct our 30% undivided share of Vogtle Units No. 3 and No. 4. We continue to work with the Department of Energy on this proposed financing; however, final approval and issuance of a loan guarantee is subject to negotiation of definitive agreements, completion of due diligence and satisfaction of other conditions. Therefore, there can be no assurance that the Department of Energy will ultimately issue the loan guarantee to us. We expect that we will fund any remaining Vogtle costs not funded under the Department of Energy loan guarantee program through capital market financings. The conditional commitment has been extended by the Department of Energy to December 31, 2013.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.    Controls and Procedures

As of September 30, 2013, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

There have been no changes in internal control over financial reporting or other factors that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.    Defaults upon Senior Securities

Not Applicable.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information

On November 6, 2013, Michael L. Smith began serving as our new President and Chief Executive Officer. Prior to joining Oglethorpe, Mr. Smith served as the President and Chief Executive Officer of Georgia Transmission Corporation since 2005 and has over thirty years of experience in the energy industry in the areas of finance, planning, risk control and operations. For additional information regarding Mr. Smith, see our Current Report on Form 8-K, dated as of October 15, 2013.

Item 6.    Exhibits

Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification, by Michael L. Smith (Principal Executive Officer).
31.2	Rule 13a-14(a)/15d-14(a) Certification, by Elizabeth B. Higgins (Principal Financial Officer).
32.1	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Michael L. Smith (Principal Executive Officer).
32.2	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Elizabeth B. Higgins (Principal Financial Officer).
101	XBRL Interactive Data File.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oglethorpe Power Corporation (An Electric Membership Corporation)
Date: November 13, 2013	By:	/s/ Michael L. Smith Michael L. Smith President and Chief Executive Officer
Date: November 13, 2013		/s/ Elizabeth B. Higgins Elizabeth B. Higgins Executive Vice President and Chief Financial Officer (Principal Financial Officer)