Form 10-K
period 2013-12-31
OGLETHORPE POWER CORP
filed 2014-03-27
CIK 788816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

       Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No☐

       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

       Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company

       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No☒

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

2013 FORM 10-K ANNUAL REPORT

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

    Any forward-looking statement speaks only as of the date of this annual report, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict all of them; nor can we assess the impact of each factor or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:

•
cost increases and schedule delays with respect to our construction projects, in particular, the construction of two additional nuclear units at Plant Vogtle;

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

•
uncertainty as to the continued availability of funding from the Rural Utilities Service and our continued eligibility to receive advances from the U.S. Department of Energy;

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

iii

PART I

ITEM 1.    BUSINESS

OGLETHORPE POWER CORPORATION

General

    We are a Georgia electric membership corporation (an EMC) incorporated in 1974 and headquartered in metropolitan Atlanta. We are owned by our 38 retail electric distribution cooperative members. Our principal business is providing wholesale electric power to our members. As with cooperatives generally, we operate on a not-for-profit basis. We are one of the largest electric cooperatives in the United States in terms of revenues, assets, kilowatt-hour sales to members and, through our members, consumers served. We are also the second largest power supplier in the state of Georgia. We have 261 employees.

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

Power Supply Business

    We provide wholesale electric service to our members for the majority of their aggregate power requirements primarily from our fleet of generation assets but also with power purchased from other power suppliers. We provide substantially all of this service pursuant to long-term, take-or-pay wholesale power contracts. The wholesale power contracts obligate our members jointly and severally to pay rates sufficient for us to recover all the costs of owning and operating our power supply business, including the payment of principal and interest on our indebtedness and to yield a minimum 1.10 margins for interest ratio under our first mortgage indenture. Our members satisfy all of their power requirements above their purchase obligations to us with purchases from other suppliers. See "OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES – Member Power Supply Resources."

    Our fleet of generating units totals 7,747 megawatts of summer planning reserve capacity, which includes 712 megawatts of Smarr EMC assets that we manage and 1,240 megawatts at the Smith facility, which is currently being sold off-system. This generation portfolio includes units fueled by nuclear, coal, gas, oil and water. See "OUR POWER SUPPLY RESOURCES," "OUR MEMBERS AND THEIR POWER SUPPLY

RESOURCES – Member Power Supply Resources – Smarr EMC" and "PROPERTIES – Generating Facilities."

    In 2013, two of our members, Cobb EMC and Jackson EMC, accounted for 13.2% and 10.9% of our total revenues, respectively. Each of our other members accounted for less than 10% of our total revenues in 2013.

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

    We have assigned fixed percentage capacity cost responsibilities to our members for all of our generation and purchased power resources, although not all members participate in all resources. For any future resource, we will assign fixed percentage capacity cost responsibilities only to members choosing to participate in that resource. The wholesale power contracts provide that each member is jointly and severally responsible for all costs and expenses of all existing generation and purchased power resources, as well as for approved future resources, whether or not that member has elected to participate in the resource, that are approved by 75% of the members of our board of directors, 75% of our members and members representing 75% of our patronage capital. For resources so approved in which less than all members participate, costs are shared first among the participating members, and if all participating members default, each non-participating member is expressly obligated to pay a proportionate share of the default.

    Under the wholesale power contracts, we are not obligated to provide all of our members' capacity and energy requirements. Individual members must satisfy all of their requirements above their purchase obligations from us from other suppliers, unless we and our members agree that we will supply additional capacity and associated energy, subject to the approval requirements described above. In 2013, we supplied energy that accounted for approximately 51% of the retail energy requirements of our members. See "OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES – Member Power Supply Resources."

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

    The formulary rate we established in the rate schedule to the wholesale power contracts employs a rate methodology under which all categories of costs are specifically separated as components of the formula to determine our revenue requirements. The rate schedule also implements the responsibility for fixed costs assigned to each member based on each member's fixed percentage capacity cost responsibilities for all of our generation and purchased power resources. The monthly charges for capacity and other non-energy charges are based on our annual budget. These capacity and other non-energy charges may be adjusted by our board of directors, if necessary, during the year through an adjustment to the annual budget. Energy charges reflect the pass-through of actual energy costs, including fuel costs, variable operations and maintenance costs and purchased energy costs. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Summary of Cooperative Operations – Rate Regulation."

    Under the first mortgage indenture, we are required, subject to any necessary regulatory approval, to establish and collect rates which are reasonably expected, together with our other revenues, to yield a margins for interest ratio for each fiscal year equal to at least 1.10. The formulary rate is intended to provide for the collection of revenues which, together with revenues from all other sources, are equal to all costs and expenses we recorded, plus amounts necessary to achieve at least the minimum 1.10 margins for interest ratio. In the event we were to fall short of the minimum 1.10 margins for interest ratio at year end, the formulary rate is designed to recover the shortfall from our members in the following year without any additional action by our board of directors.

    Under our loan agreements with each of the Rural Utilities Service and Department of Energy, changes to our rates resulting from adjustments in our annual budget are generally not subject to their approval. The Rural Utilities Service and Department of Energy do have contractual approval rights over changes to the formulary rate under the wholesale power contracts. See "– Relationship with Federal Lenders." Currently, our rates are not subject to the approval of any other federal or state agency or authority, including the Georgia Public Service Commission.

First Mortgage Indenture

    Our principal financial requirements are contained in the Indenture, dated as of March 1, 1997, from us to U.S. Bank National Association, as trustee (successor to SunTrust Bank), as amended and supplemented, referred to herein as the first mortgage indenture. The first mortgage indenture constitutes a lien on substantially all of our owned tangible and certain of our intangible property, including property we acquire in the future. The mortgaged property includes our owned electric generating plants, the wholesale power contracts with our members and some of our contracts relating to the ownership, operation or maintenance of electric generation facilities owned by us.

    Under our first mortgage indenture, we are required, subject to any necessary regulatory approval, to establish and collect rates which are reasonably expected, together with our other revenues, to yield a margins for interest ratio for each fiscal year equal to at least 1.10. The margins for interest ratio is determined by dividing margins for interest by total interest charges on debt secured under our first mortgage indenture. Margins for interest is the sum of:

•
our net margins (after certain defined adjustments), plus

•
interest charges on all indebtedness secured under our first mortgage indenture, plus

•
any amount included in net margins for accruals for federal or state income taxes.

    Margins for interest takes into account any item of net margin, loss, gain or expenditure of any of our affiliates or subsidiaries only if we have received the net margins or gains as a dividend or other distribution from such affiliate or subsidiary or if we have made a payment with respect to the losses or expenditures. In addition, our margins include certain items that are excluded from the margins for interest ratio, such as non-cash capital credits allocation from Georgia Transmission Corporation.

    Under our first mortgage indenture, we are prohibited from making any distribution of patronage capital to our members if, at the time of or after giving effect to the distribution, (i) an event of default exists under the first mortgage indenture, (ii) our equity as of the end of the immediately preceding fiscal quarter is less than 20% of our total long-term debt and equities, or (iii) the aggregate amount expended for distributions on or after the date on which our equity first reaches 20% of our total long-term debt and equities exceeds 35% of our aggregate net margins earned after such date. This last restriction, however, will not apply if, after giving effect to such distribution, our equity as of the end of the immediately preceding fiscal quarter is at least 30% of our total long-term debt and equities. As of December 31, 2013, our equity ratio was 9.1%.

    As of December 31, 2013, we had approximately $6.2 billion of secured indebtedness outstanding under the first mortgage indenture. From time to time, we may issue additional first mortgage obligations ranking equally and ratably with the existing first mortgage indenture obligations. The aggregate principal amount of obligations that may be issued under the first mortgage indenture is not limited; however, our ability to issue additional obligations under the first mortgage indenture is subject to certain requirements related to the certified value of certain of our tangible property, repayment of obligations outstanding under the first mortgage indenture and payments made under certain pledged contracts relating to property to be acquired.

Relationship with Federal Lenders

Rural Utilities Service

    Historically, federal loan programs administered by the Rural Utilities Service, an agency of the United States Department of Agriculture, have provided the principal source of financing for electric cooperatives. Loans guaranteed by the Rural Utilities Service and made by the Federal Financing Bank have been a major source of funding for us. However, the availability and magnitude of Rural Utilities Service-direct and guaranteed loan funds are subject to annual federal budget appropriations and thus cannot be assured. Currently, Rural Utilities Service-direct and guaranteed loan funds are subject to increased uncertainty because of budgetary and political pressures faced by Congress. The President's budget proposal for fiscal year 2014 provided for $4.0 billion in loans – a reduction of almost 40% from 2013 levels. Under the President's 2014 budget, not less than $3 billion would have been available for renewable energy, generation facilities with carbon sequestration, and peaking units affiliated with energy facilities that produce electricity from solar, wind and other intermittent sources of energy. And not more than $1 billion would have been available for environmental improvements to fossil-fueled generation that would reduce emissions. However, Congress adopted a budget for 2014 that did not include any of these restrictions, with loan levels of $5 billion, considered sufficient to meet the current demand. Congress has also authorized the Rural Utilities Service to charge a fee to cover the cost of loan guarantees for baseload generation, if requested by a borrower. The Rural Utilities Service will have to establish a process to implement this authorization prior to making it available to borrowers. The President's budget proposal for fiscal year 2015 provides for $5 billion in loans. Not less than $4 billion could be used for renewable energy, generation facilities with carbon sequestration, and peaking units affiliated with energy facilities that produce electricity from solar, wind and other intermittent sources of energy. Not more than $1 billion could be made available for environmental improvements to fossil-fueled generation that would reduce emissions. Although Congress has historically rejected proposals to dramatically curtail the Rural Utilities Service loan program, there can be no assurance that it will continue to do so. Because of these factors, we cannot predict the amount or cost of Rural Utilities Service-direct and guaranteed loans that may be available to us in the future.

    We have a loan contract with the Rural Utilities Service. Currently, under the loan contract, the Rural Utilities Service has approval rights over certain significant actions and arrangements, including, without limitation,

•
significant additions to or dispositions of system assets,

•
significant power purchase and sale contracts,

•
changes to the wholesale power contracts and the formulary rate contained in the wholesale power contracts,

•
changes to plant ownership and operating agreements, and

•
amounts of short-term debt outstanding exceeding 30% of our total utility plant through December 31, 2014 and 15% of total capitalization thereafter.

    As of December 31, 2013, we had $2.7 billion of outstanding loans guaranteed by the Rural Utilities Service and secured under our first mortgage indenture.

Department of Energy

    Pursuant to the loan guarantee program established under Title XVII of the Energy Policy Act of 2005, we entered into a loan guarantee agreement with the Department of Energy on February 20, 2014, pursuant to which the Department of Energy agreed to guarantee our obligations under a multi-advance term loan facility with the Federal Financing Bank.

    Proceeds of advances made under the facility will be used to reimburse us for a portion of certain costs of construction relating to two additional nuclear units at Plant Vogtle that are eligible for financing under the Title XVII Loan Guarantee Program. Aggregate borrowings under the facility may not exceed $3.057 billion of eligible project costs.

    Under this loan guarantee agreement, the Department of Energy has approval rights over certain significant actions and arrangements, including, without limitation,

•
significant dispositions of system assets, including restrictions on the transfer of our undivided ownership interest in Vogtle Units No. 3 and No. 4 prior to commercial operation of both units,

•
changes to the wholesale power contracts and the formulary rate contained in the wholesale power contracts,

•
changes to plant ownership and operating agreements relating to Vogtle Units No. 3 and No. 4, and

•
agreeing to the removal or replacement of Georgia Power Company or Southern Nuclear Operating Company, Inc. in their respective roles as agents for the Co-owners in connection with the additional Vogtle units.

    In connection with the closing of this agreement, we made an initial advance of $725 million under this facility in February 2014 which is secured under our first mortgage indenture. For additional information on Vogtle Units No. 3 and No. 4, see "– Future Power Resources – Vogtle Units No. 3 and No. 4."

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

    As of December 31, 2013, we had approximately $9.4 million of loans outstanding to Georgia System Operations, primarily for the purpose of financing capital expenditures. Georgia System Operations has an additional $3.0 million that can be drawn under one of its loans with us.

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

Relationship with Smarr EMC

    Smarr EMC is a Georgia electric membership corporation owned by 35 of our 38 members. Smarr EMC owns two combustion turbine facilities with aggregate capacity of 712 megawatts. We provide operations, financial and management services for Smarr EMC. See "OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES – Member Power Supply Resources."

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

OUR POWER SUPPLY RESOURCES

General

    We supply capacity and energy to our members for a portion of their requirements from a combination of our fleet of generating assets and power purchased from other suppliers. In 2013, we supplied approximately 51% of the retail energy requirements of our members.

Generating Plants

    Our fleet of generating units totals 7,747 megawatts of summer planning reserve capacity, including 712 megawatts of Smarr EMC assets that we manage and 1,240 megawatts at the Smith Facility, which is currently used for off-system sales. This generation portfolio includes our interests in units fueled by nuclear, coal, gas, oil and water. Georgia Power, the Municipal Electric Authority of Georgia and the City of Dalton also have interests in nine of these units at Plants Hatch, Vogtle, Wansley and Scherer. Georgia Power serves as operating agent for these nine units. Georgia Power also has an interest in the three units at Rocky Mountain, which we operate. In addition to our 31 generating units, we operate and manage six gas-fired generating units on behalf of Smarr EMC.

    See "PROPERTIES" for a description of our generating facilities, fuel supply and the co-ownership arrangements and Note 6 to Notes to Consolidated Financial Statements regarding the power purchase agreement with Doyle I, LLC that we account for as a capital lease. Also see "PROPERTIES – The Plant Agreements – Doyle." For a description of Smarr EMC's assets, see "OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES – Member Power Supply Resources – Smarr EMC."

Power Purchase and Sale Arrangements

  Power Purchases

    We currently have no material power purchase agreements. We purchase small amounts of capacity and energy from "qualifying facilities" under the Public Utility Regulatory Policies Act of 1978. Under a waiver order from the Federal Energy Regulatory Commission, we historically made all purchases the members would have otherwise been required to make under the Public Utility Regulatory Policies Act and we were relieved of our obligation to sell certain services to "qualifying facilities" so long as the members make those sales. In 2013, our purchases from such qualifying facilities provided less than 0.1% of the energy we supplied to our members. Under their wholesale power contracts, the members may now make such purchases instead of us.

  Power Sales

    We sell energy generated at the Thomas A. Smith Energy Facility to third parties when profitable. We intend to continue marketing this generation to third parties prior to our members' use of the resource, planned for 2016.

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

    The Nuclear Regulatory Commission certified the Westinghouse AP1000 Design Control Document (DCD) effective December 30, 2011. On February 10, 2012, the Nuclear Regulatory Commission issued combined licenses for Vogtle Units No. 3 and No. 4 which allowed full construction to begin. There have been technical and procedural challenges to the construction and licensing of Vogtle Units No. 3 and No. 4 at the federal and state level, and additional challenges are expected as construction proceeds.

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

    Current litigation relates to costs associated with design changes to the DCD and costs associated with delays in the project schedule related to the timing of approval of the DCD and issuance of the combined construction permits and operating licenses by the Nuclear Regulatory Commission. In July 2012, the Co-owners and Contractor began negotiations regarding these costs, including the assertion by the Contractor that the Co-owners are responsible for these costs under the terms of the contract. The portion of the additional costs claimed by the Contractor that would be attributable to us, based on our ownership interest, is approximately $280 million in 2008 dollars with respect to these issues. The Contractor has also asserted that it is entitled to further schedule extensions. Georgia Power, on behalf of the Co-owners, has not agreed with either the proposed cost or schedule adjustments or that the Co-owners have any responsibility for costs related to these issues. On November 1, 2012, the Co-owners filed suit against the Contractor in the U.S. District Court for the Southern District of Georgia, seeking a declaratory judgment that the Co-owners are not responsible for these costs. Also on November 1, 2012, the Contractor filed suit against the Co-owners in the U.S. District Court for the District of Columbia alleging the Co-owners are responsible for these costs. In August 2013, the U.S. District Court for the District of Columbia dismissed the Contractor's suit, ruling that proper venue is the U.S. District Court for the Southern District of Georgia. In September 2013, the Contractor appealed the decision to the U.S. Court of Appeals for the District of Columbia. While litigation has commenced and Georgia Power and the Co-owners intend to vigorously defend their positions, Georgia Power and the Co-owners also expect negotiations with the Contractor to continue with respect to cost and schedule during which time the parties will attempt to reach a mutually acceptable compromise of their positions.

    Processes are in place that are designed to assure compliance with the requirements specified in the DCD and the combined licenses, including inspections by Southern Nuclear and the Nuclear Regulatory Commission that occur throughout construction. As a result of such compliance processes, certain license amendment requests have been filed and approved or are pending before the Nuclear Regulatory Commission.

Various design and other licensing-based compliance issues are expected to arise as construction proceeds, which may result in additional license amendments or require other resolution. If any license amendment requests or other licensing-based compliance issues are not resolved in a timely manner, there may be further delays in the project schedule that could result in increased costs to the Co-owners, the Contractor, or both.

    The issues mentioned above, in addition to other factors that have materialized during the development and construction process, have caused revisions to the estimated project schedule and cost. The current estimated commercial operation dates for Units No. 3 and No. 4 are the fourth quarter of 2017 and 2018, respectively. Our current estimated project cost, including allowance for funds used during construction and a contingency amount, is approximately $4.5 billion. Commercial responsibility for the revised commercial operation dates and additional costs remain in dispute.

    As construction continues, the risk remains that additional challenges in the fabrication, assembly, delivery and installation of structural modules, delays in the receipt of the remaining permits necessary for the operation of Vogtle Units No. 3 and No. 4, or other issues could arise and may further impact project schedule and cost. Additional claims by the Contractor or Georgia Power, on behalf of the Co-owners, are also likely to arise throughout construction. These claims may be resolved through formal and informal dispute resolution procedures under the contract, but also may be resolved through litigation.

    As of December 31, 2013, our total investment in the additional Vogtle units was $2.1 billion. In February 2014, we closed on a loan from the Federal Financing Bank and a related loan guarantee from the Department of Energy to fund up to $3.057 billion of eligible project costs, and made an initial advance under this loan for $725 million. We have also issued approximately $1.4 billion of first mortgage bonds through the capital markets to provide long-term financing for a portion of these costs. We expect that we will finance any additional project costs in the capital markets, including any amounts not funded through the Department of Energy loan program. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Financial Condition – Capital Requirements – Capital Expenditures" and "– Financing Activities."

    The ultimate outcome of these matters cannot be determined at this time. See "RISK FACTORS" for a discussion of certain risks associated with the licensing, construction, financing and operation of nuclear generating units.

  Other Future Power Resources

    From time to time, we may assist our members in investigating potential new power supply resources, after compliance with the terms of the New Business Model Member Agreement. See "OGLETHORPE POWER CORPORATION – New Business Model Member Agreement."

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

    The following table shows the aggregate peak demand and energy requirements of our members for the years 2011 through 2013, and also shows the amount of their energy requirements that we supplied. From 2011 through 2013, demand requirements of the members decreased at an average annual compound rate of 4.7% and energy requirements decreased at an average annual compound rate of 2.1%. Demand and energy requirements in 2013 were lower primarily due to milder weather.

		Member Energy Requirements (MWh)
	Member Demand (MW)
			Supplied by Oglethorpe(3)
	Total(1)	Total(2)

2011	8,998	38,000,846	19,574,145
2012	9,353	36,491,624	20,852,826
2013	8,114	36,420,750	18,549,886

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

Cooperative Structure

    Our members are cooperatives that operate their systems on a not-for-profit basis. Accumulated margins derived after payment of operating expenses and provision for depreciation constitute patronage capital of the consumers of our members. Refunds of accumulated patronage capital to the individual consumers may be made from time to time subject to limitations contained in mortgages between the members and the Rural Utilities Service or loan documents with other lenders. The Rural Utilities Service mortgages generally prohibit these distributions unless (i) after any of these distributions, the member's total equity will equal at least 30% of its total assets or (ii) distributions do not exceed 25% of the margins and patronage capital received by the member in the preceding year and equity is at least 20% of total assets. See "– Members' Relationship with the Rural Utilities Service."

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

    The President's budget proposal for fiscal year 2014 proposed to reduce funding by almost 40% from 2013 levels for the Rural Utilities Service electric program. The funding was proposed to be available only for renewable energy, generation with carbon sequestration projects and certain environmental improvements. However, Congress adopted a budget for 2014 that did not include these restrictions with loan levels of $5 billion, sufficient to meet the current demand. The President's budget proposal for fiscal year 2015 provides for loan levels of $5 billion. However, the funding is proposed to be available only for renewable energy, generation with carbon sequestration projects and certain environmental improvements. We cannot predict the amount or cost of Rural Utilities Service direct and guaranteed loans that may be available to the members in the future.

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

Member Power Supply Resources

  Oglethorpe Power Corporation

    In 2013, we supplied approximately 51% of the retail energy requirements of our members. Pursuant to the wholesale power contracts, we supply each member, other than Flint, energy from our generation resources based on its fixed percentage capacity cost responsibility, which are take-or-pay obligations. See "OGLETHORPE POWER CORPORATION – Wholesale Power Contracts." We also have a power purchase and sale agreement with seven of our members for capacity and associated energy from Hawk Road through 2015. See "OUR POWER SUPPLY RESOURCES – Power Purchase and Sale Arrangements – Power Sales." Our members satisfied all of their requirements above their purchase obligations to us with purchases from other suppliers as described below.

  Contracts with Southeastern Power Administration

    Our members purchase hydroelectric power from the Southeastern Power Administration, or SEPA, under contracts that extend until 2016 and thereafter until terminated by two years' written notice by SEPA or the respective member. In 2013, the aggregate SEPA allocation to the members was 618 megawatts plus associated energy. The availability of energy under these contracts is significantly affected by hydrologic conditions, including lengthy droughts. Each member must schedule its energy allocation, and each member, other than Flint, has designated us to perform this function. Pursuant to a separate agreement, we schedule, through Georgia System Operations, our members' SEPA power deliveries. Further, each member may be required, if certain conditions are met, to contribute funds for capital improvements for Corps of Engineers projects from which its allocation is derived in order to retain the allocation.

  Smarr EMC

    The 35 members participating in the facilities owned by Smarr EMC purchase the output of those facilities pursuant to long-term, take-or-pay power purchase agreements. Smarr EMC owns Smarr Energy Facility, a two-unit, 222 megawatt gas-fired combustion turbine facility, and Sewell Creek Energy Facility, a four-unit, 490 megawatt gas-fired combustion turbine facility. Smarr Energy Facility began commercial operation in June 1999, and Sewell Creek Energy Facility began commercial operation in June 2000. We provide operations, financial and management services to Smarr EMC.

  Green Power EMC

    Each of our members is also a member of Green Power Electric Membership Corporation, a power supply cooperative specializing in the purchase of renewable energy sources for its members. The members purchase small quantities of energy from Green Power EMC. We supply management services to Green Power EMC.

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

  Other Member Resources

    Our members obtain their remaining power supply requirements from various sources. Thirty-three members have entered into contracts with third parties for some or all of their incremental power requirements, with remaining terms ranging from 2 to 32 years. The other members use a portfolio of power purchase contracts to meet their requirements.

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

REGULATION

Environmental

General

    As is typical for electric utilities, we are subject to various federal, state and local environmental laws that apply to our operations. Air emissions, water discharges and water usage are extensively controlled, closely monitored and periodically reported. The manner in which various types of wastes can be stored, transported and disposed is also regulated.

    In general, these and other types of environmental requirements are becoming increasingly stringent. Although we have installed or are in the process of installing environmental control systems at our plants to ensure continued compliance with existing requirements, including systems to reduce emissions of sulfur dioxide, oxides of nitrogen, mercury and other pollutants at Plants Scherer and Wansley, new requirements could be imposed. Such requirements may substantially increase the cost of electric service, by requiring modifications in the design or operation of existing facilities, or the purchase of emission allowances. Failure to comply with these requirements could result in civil and criminal penalties, and could include the complete shutdown of individual generating units not in compliance. Certain of our debt instruments require us to comply in all material respects with laws, rules, regulations and orders imposed by applicable governmental authorities, which include current and future environmental laws or regulations. Should we fail to be in compliance with these requirements, it would constitute a default under those debt instruments. Although it is our intent to comply with current and future regulations, we cannot provide assurance that we will always be in compliance.

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

Air Quality

    Environmental concerns of the public, the scientific community and Congress have resulted in the enactment of legislation that has had and will continue to have a significant impact on the electric utility industry. The most significant environmental legislation applicable to us is the Clean Air Act, which regulates emissions of sulfur dioxide, nitrogen oxides, particulate matter, greenhouse gases and other pollutants from affected electric utility units, including the coal-fired units at Plants Scherer and Wansley. The following appear to be the most significant ongoing Clean Air Act-related actions.

    National Ambient Air Quality Standards and Nonattainment Updates.    The Clean Air Act requires the Environmental Protection Agency, or EPA, to set National Ambient Air Quality Standards (NAAQS) for six common air pollutants: particulate matter, ground-level ozone, carbon monoxide, sulfur dioxide, nitrogen dioxide and lead. Many of the NAAQS have recently been revised or are in the process of being revised to be more stringent. Typically, once finalized, revised standards are litigated. More stringent NAAQS could cause certain areas in Georgia to be reclassified as "nonattainment," which may require additional emissions reductions from certain power plants we own or co-own to bring those areas into "attainment." Although our coal-fired plants already have control systems for these pollutants installed or being installed, the implementation of new or revised NAAQS could lead to additional compliance requirements. The costs of any additional pollution control equipment that could be required due to new or revised NAAQS cannot be determined at this time.

    Clean Air Interstate Rule and the Cross State Air Pollution Rule.    EPA finalized the Clean Air Interstate Rule (CAIR) in 2005 for ozone and fine particulate matter, requiring emissions reductions in sulfur dioxide and nitrogen oxides in most eastern states, including Georgia, through a market-based cap and trade program. In August 2011, EPA finalized the Cross State Air Pollution Rule (CSAPR) to replace the CAIR. Similar to the CAIR, the CSAPR imposed cap and trade programs for sulfur dioxide and nitrogen oxides emissions on fossil fuel-fired electric generating units located in covered states, including Georgia. Subsequently, the U.S. Court of Appeals for the D.C. Circuit vacated the CSAPR, remanding it back to EPA for further consideration, leaving the CAIR in place pending further action by EPA. However, that decision was appealed and heard by the U.S. Supreme Court in December 2013, and a decision from that Court is expected later in 2014. While the outcome of the CSAPR proceedings may affect future operations of our co-owned units at Plants Scherer and Wansley, we do not anticipate the need to purchase allowances, given the completion of additional emission control systems at Plant Scherer in early 2014.

    Mercury and Air Toxics Standards and State Mercury Rule.    In December 2011, EPA finalized its Mercury and Air Toxics Standards (MATS) which established maximum achievable control technology limits for certain hazardous air pollutants at coal and oil-fired electric generating units. For coal units, the rule sets stringent emission limits to control various hazardous air pollutants such as mercury, non-mercury metals and acid gases and work practice standards to control organics and dioxins. Affected generating units will have until April 16, 2015 to comply; however, extensions for one or two years are possible under limited circumstances. The U.S. Court of Appeals for the District of Columbia Circuit heard the challenges to the MATS in December 2013, and a decision on the validity of the rule is expected in 2014.

    Georgia's current mercury rules include a "multi-pollutant rule" that requires operation of existing controls at Plant Wansley, which include selective catalytic reduction (SCR) systems and scrubbers. To comply with MATS at Plant Wansley, modifications to allow injection of activated carbon and other chemicals are being made. At Plant Scherer, the "multi-pollutant rule" requires operation of existing controls, which included activated carbon injection equipment, baghouses, SCRs and scrubbers. Our total investment in all of these projects is approximately $1.1 billion.

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

    Rulemakings that began in 2009 now impose new source review requirements on greenhouse gases, such as carbon dioxide, under the Prevention of Significant Deterioration (PSD) preconstruction permitting program. The PSD program affects new generation resources as well as certain major modifications to existing resources. See "– Carbon Dioxide Emissions and Climate Change – Executive Branch Action."

    Air Quality Summary.    We believe that the controls already installed or being installed at Plants Scherer and Wansley will meet the requirements of the rules described above. However, depending on the final outcome of these or other rules relating to air quality, including the results of any litigation and the implementation approach selected by EPA and the State of Georgia, we may have to incur significant capital expenditures and increased operating expenses at certain of our generating facilities, particularly Plants Scherer and Wansley.

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

    Emissions of carbon dioxide from our plants totaled approximately 9.8 million short tons in 2013. In 2013, 29% of our generation, excluding pumped storage, came from our interests in the coal-fired units at Plants Scherer and Wansley, which would be the most impacted by any greenhouse gas-related legislation or regulation, while another 24% came from our gas-fired facilities which would also be somewhat impacted but not to the same extent as the coal-fired plants. The remaining generation (47%) came from our interests in the nuclear Plants Vogtle and Hatch, which would likely not be impacted by any climate change legislation or regulation aimed at reducing greenhouse gas emissions.

    Pending Legislation.    At this time, we do not anticipate that the second session of the 113th Congress will pass any legislation directly regulating greenhouse gases, such as carbon dioxide. We also do not anticipate the passage of any indirect standard for carbon dioxide, such as a national renewable or clean energy electricity standard. However, we cannot be certain whether any legislation will be passed by this or a future Congress that would directly or indirectly regulate greenhouse gas emissions from our power plants, nor can we predict the impacts from any such legislation.

    Executive Branch Action.    President Obama has highlighted reducing greenhouse gas emissions as one of the priorities for his second term and any changes in requirements will most likely be the result of executive branch actions. The U.S. Supreme Court ruled in 2007 that certain greenhouse gases, including carbon dioxide, are pollutants which EPA has the authority to regulate under the Clean Air Act if EPA concludes regulation is needed to protect public health or welfare. EPA determined that regulation was needed and issued a series of rules that apply the Clean Air Act PSD and Title V programs to stationary source emissions of greenhouse gases. These rules are now on appeal to the U.S. Supreme Court, and a decision on their validity and application to stationary sources like our power plants may be issued later in 2014.

    In 2013, President Obama announced his Climate Action Plan, ostensibly to implement a pledge to reduce domestic emissions of greenhouse gases by 17% below 2005 levels. Underpinning the plan is a focus on carbon emissions from power plants. A Presidential Memorandum, issued on June 25, 2013, directed EPA to perform two tasks: (1) to propose by September 20, 2013 New Source Performance Standards (NSPS) for greenhouse gas emissions from new power plants, and finalizing the September proposal in a timely fashion; and (2) to propose NSPS standards or guidelines (as appropriate) for modified, reconstructed and existing power plants by June 1, 2014, finalizing those NSPS standards and guidelines by June 1, 2015 and requiring states to submit plans for implementing the finalized guidelines for existing power plants by June 30, 2016. EPA's NSPS guidelines for existing sources presumably would apply to existing coal-fired electric generating facilities, including Plants Scherer and Wansley and may apply to our gas-fired facilities as well.

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

Coal Combustion Residuals

    In May 2010, EPA proposed two alternative approaches for regulating coal combustion residuals from electric utilities: regulation as listed "special wastes" under hazardous wastes rules or as solid waste. Although EPA proposes to exempt the beneficial use of coal combustion residuals, a designation as hazardous waste may limit or eliminate beneficial reuse options. Adoption of either approach may require closure of or significant changes to existing storage units, extended plant outages, construction of lined landfills and groundwater monitoring facilities, and additional material management and financial assurance requirements. A variation of the second approach might not require early closure of existing wet storage facilities. EPA has indicated that it will take further action on this rule in late 2014. Depending upon which method of regulation EPA selects, if any, preliminary estimates by many utilities and industry groups suggest that compliance costs are greater than originally anticipated by EPA and could be significant; however, any compliance costs will depend on the final form of the rules adopted. Based on the assumption that coal combustion residues will continue to be regulated as non-hazardous solid waste, preliminary estimates suggest that our compliance costs could be approximately $250 million or potentially more and occur in the 2017 to 2021 period. Estimated costs are based on pre-screening figures that should be distinguished from the more formalized cost estimates provided for projects that are more definite as to scope and timing and the ultimate impacts associated with either proposal cannot be determined with certainty at this time.

Water Use and Wastewater Issues

    Since 2005, EPA has been reviewing wastewater discharges from large steam electric power plants to determine whether new Steam Electric Power Generating effluent guidelines that cover wastewater discharge standards under the Clean Water Act are needed. On June 7, 2013, EPA proposed a rule that would tighten the controls on discharges from nuclear and fossil fuel-fired steam electric power plants, by revising the effluent limitations guidelines and standards that apply to their wastewater discharges to surface waters and publicly-owned treatment works. The main pollutants EPA addresses in the proposal include metals (mercury, selenium and arsenic), nitrogen and total dissolved solids. The proposed rules could lead to more stringent standards for our power plants, especially our coal-fired facilities. EPA is under a 2012 court-approved settlement to finalize the guidelines by May 2014, although EPA has recently indicated that it would seek further extension of this deadline. The impacts of these guidelines cannot be determined at this time and will depend on the final regulations and any ensuing litigation.

    In February 2008, the Georgia legislature adopted a comprehensive State Water Plan that lays out statewide policies, management practices and guidance for regional water planning in Georgia. In November 2011, the Georgia Environmental Protection Division adopted regional water plans that were developed pursuant to the State Water Plan. Regional plans include resource assessments, estimates of current and future water needs and management practices. Pursuant to the State Water Plan, Georgia will consider the information contained in regional water plans when making water use permitting decisions under existing state law. Regional water plans are currently under review and are to be updated in 2016. In addition, the state water planning process may lead to new or revised regulations for water users in the future. Because power generation is a key use of water in Georgia, the regional water plans and any future regulations or other enforceable requirements developed in connection with the State Water Plan may have substantial effects on the operations of our facilities or future facilities that we construct or acquire. The impacts of future regulations or revisions to regional water plans on our facilities or future facilities cannot be determined at this time.

    Section 316(b) of the Clean Water Act requires that the location, design, construction and capacity of cooling water intake structures reflect the best technology available for minimizing adverse environmental impact. In April 2011, EPA proposed new national requirements under section 316(b) to reduce the impact on fish and other aquatic life caused by cooling water intake structures at existing power plants and manufacturing facilities. Applying to existing power generating facilities withdrawing more than two million gallons per day from waters of the United States and using at least 25% of the water exclusively for cooling, the proposal primarily requires utilities to add cooling towers on power plants that currently utilize "once through" cooling systems. The proposed regulations would apply to Plants Hatch, Vogtle, Scherer and Wansley; however, each of these plants already has operational cooling towers and any effects of the rule are not expected to be significant. Although EPA was under court order to issue a final rule by January 2014, it missed that deadline and negotiated an extension to April 17, 2014. Any effect on our plants will depend on the content of the final rule and the results of any ensuing legal challenges.

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

    In 2011, a major earthquake and tsunami struck Japan and caused substantial damage to the nuclear generating units at the Fukushima Daiichi generating plant. The events in Japan have created uncertainties that may affect future costs for operating nuclear plants. Specifically, the Nuclear Regulatory Commission is performing additional operational and safety reviews of nuclear facilities in the U.S., which could potentially impact future operations and capital requirements. In addition, the Nuclear Regulatory Commission has issued a series of orders requiring safety-related changes to U.S. nuclear facilities and expects to issue orders in the future requiring additional upgrades. Preliminary estimates indicate that our increased capital and operational costs as a result of three 2012 orders and a request for information will be approximately $40 to $45 million through 2017. However, the final form and impact of additional Fukushima related changes to safety requirements for nuclear reactors will be dependent on further review and action by the Nuclear Regulatory Commission. See "RISK FACTORS" for a discussion of certain risks associated with the licensing, construction, and operation of nuclear generating units, including potential impacts that could result from a major incident at a nuclear facility anywhere in the world.

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

    Contracts with the Department of Energy have been executed to provide for the permanent disposal of spent nuclear fuel produced at Plants Hatch and Vogtle. The Department of Energy failed to begin disposing of spent fuel in 1998 as required by the contracts, and Georgia Power, as agent for the co-owners of the plants, has successfully pursued and continues to pursue legal remedies against the Department of Energy for breach of contract. Based on our ownership interest, we received $16.2 million in 2012 as a result of the settlement of the first lawsuit seeking damages for certain spent nuclear fuel costs incurred from 1998 through 2004, See Note 1 of Notes to Consolidated Financial Statements for information regarding the status of this litigation.

    In subsequent claims filed against the Department of Energy by Georgia Power as agent for the co-owners, damages for spent nuclear fuel storage costs at Hatch and Vogtle Units No. 1 and No. 2 are being sought for the period of January 2005 through December 2013. The final outcome of these matters cannot be determined at this time.

    In November 2013, the U.S. Court of Appeals for the District of Columbia Circuit ordered the Department of Energy to cease collecting spent fuel depositary fees from nuclear power plant operators until such time as the Department of Energy either complies with the Nuclear Waste Policy Act of 1982 or until the U.S. Congress enacts an alternative waste management plan. In accordance with the court's order, the Department of Energy has submitted a proposal to the Congress to change the fee to zero. That proposal is pending before the Congress and will become effective after 90 days of legislative session from the time of the submittal unless the Congress enacts legislation that impacts the proposed fee change. We are continuing to pay the fee of approximately $9.2 million annually based on our ownership interests. The ultimate outcome of this matter cannot be determined at this time.

    An on-site dry storage facility at Vogtle Units No. 1 and No. 2 began operation in October 2013. At Hatch, an on-site dry spent fuel storage facility is also operational. Facilities at both plants can be expanded to accommodate spent fuel through the expected life of each plant.

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

    As a generator owner, generator operator and participant in wholesale power transactions, we are subject to certain of these mandatory reliability standards. We have established a comprehensive formal compliance program to establish, monitor, maintain and enhance our commitment to electric reliability compliance. This program includes comprehensive cyber security elements designed to protect and preserve our critical information and energy infrastructure systems. Although we intend to comply with all currently effective and enforceable reliability standards, we cannot provide assurance that we will always be in compliance. We are obligated to make annual self-certifications of compliance with specific requirements. SERC Reliability Corporation also regularly audits us for compliance with reliability standards. We expect that existing reliability standards will continue to be refined and that new reliability standards will be developed or adopted.

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

•
contract disputes;

•
shortages and/or inconsistent quality of equipment, materials and labor; including additional challenges in the fabrication, assembly, delivery and installation of structural modules;

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

During the course of development and construction of Vogtle Units No. 3 and No. 4, issues such as certain of these factors have materialized and impacted original schedule and cost estimates. These issues have delayed the estimated commercial operation dates of the units to the fourth quarters of 2017 and 2018, respectively, and increased the estimated project cost to $4.5 billion. Separately, we and the other Co-owners are engaged in litigation with the Contractor for costs associated with delays related to the timing of the Nuclear Regulatory Commission issuing the necessary design and licensing approvals. The portion of the additional costs claimed by the Contractor that would be attributable to us, based on our ownership interest, is $280 million in 2008 dollars. The Contractor has also claimed that it is entitled to further contract extensions with respect to the licensing delays. In addition, there have been technical and procedural challenges to the construction and licensing of these units and additional challenges at the federal and state level are expected as construction proceeds.

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

    Generally, existing environmental regulations are becoming increasingly stringent, and we may also be subject to new legislation or regulation, including legislation or regulation relating to greenhouse gas emissions or renewable or clean energy standards. Through 2013, we have spent approximately $1.1 billion on capital expenditures for air pollution control projects to achieve and maintain compliance with Georgia's "multi-pollutant rule" and EPA's Mercury and Air Toxics Standards (MATS) at our facilities, and we expect that we will spend an additional $28 million through 2015 in efforts to maintain compliance. More stringent standards may require us to modify the design or operation of existing facilities or purchase emission allowances. These actions, two examples of which are discussed below, may result in substantial increases in the cost of electricity to our members.

    In 2010, EPA proposed two alternative approaches for regulating coal combustion byproducts from electric utilities as either "special" wastes under hazardous waste rules or as solid wastes. Although EPA proposed to exempt the beneficial use of coal combustion byproducts, a designation as hazardous waste may limit or eliminate beneficial reuse options. Further, adoption of either approach may require closure of or significant changes to existing storage units, extended plant outages, construction of lined landfills, groundwater monitoring facilities and additional material management and financial assurance requirements. Based on the assumption that coal combustion residues will continue to be regulated as non-hazardous solid waste, preliminary estimates suggest that our compliance costs could be approximately $250 million or potentially more.

    In 2013, President Obama announced his Climate Action Plan, ostensibly to implement a pledge to reduce domestic emissions of greenhouse gases by 17% below 2005 levels. Underpinning the plan is a focus on carbon emissions from power plants. A Presidential Memorandum, issued on June 25, 2013, directed EPA to perform two tasks: (1) to propose by September 20, 2013 New Source Performance Standards (NSPS) for greenhouse gas emissions from new power plants, and finalizing the September proposal in a timely fashion; and (2) to propose NSPS standards or guidelines (as appropriate) for modified, reconstructed and existing power plants by June 1, 2014, finalizing those NSPS standards and guidelines by June 1, 2015 and requiring states to submit plans for implementing the finalized guidelines for existing power plants by June 30, 2016. EPA's NSPS guidelines for existing sources presumably would apply to existing coal-fired electric generating facilities, including Plants Scherer and Wansley and may apply to our gas-fired facilities as well. Emissions of carbon dioxide from our plants totaled approximately 9.8 million short tons in 2013.

    Litigation relating to environmental issues, including claims of property damage or personal injury caused by greenhouse gas emissions or alleged exposure to hazardous materials, such as coal combustion residue, has increased generally throughout the U.S. Likewise, actions by private citizen groups to enforce environmental laws and regulations are increasingly prevalent. While management does not currently anticipate that such litigation would have a material adverse effect on our financial condition or future results of operations, the ultimate outcome of any of these actions cannot be predicted.

    While we will continue to exercise our best efforts to comply with all applicable regulations, there can be no assurance that we will always be in compliance with all current and future environmental requirements. Failure to comply with existing and future requirements, even if this failure is caused by factors beyond our control, could result in civil and criminal penalties and could cause the complete shutdown of individual generating units not in compliance with these regulations. Any additional federal or state environmental restrictions imposed on our operations could result in significant additional compliance costs, including capital expenditures. Such costs could affect future unit retirement and replacement decisions and may result in significant increases in the cost of electric service. The cost impact of future legislation, regulation, judicial interpretations of existing laws or regulations, or international obligations will depend upon the specific requirements thereof and cannot be determined at this time.

Our capital expenditures, particularly in relation to the additional units under construction at Plant Vogtle, are projected to be significant and will continue to increase our debt.

    In order to meet the future energy needs of our members, we are participating in the construction of Vogtle Units No. 3 and No. 4. Our total estimated cost for the Vogtle project is $4.5 billion and as of December 31, 2013 our investment was $2.1 billion. As we have financed generation assets in the past, we are relying on external funding to finance this project. As of December 31, 2013, we had $7.1 billion of debt outstanding, including capital leases. At the completion of the Vogtle expansion, we expect that we will have approximately $9.2 billion of debt and capital leases outstanding.

    In addition to the increase in absolute dollars, our debt is increasing as a percentage of our total capitalization, which is weakening certain of our financial metrics. Beginning in 2009, in order to increase financial coverage during a period of generation expansion, our board of directors approved budgets to achieve a greater margins for interest ratio than the minimum 1.10 margins for interest ratio required under our first mortgage indenture. We achieved the board-approved margins for interest ratio each year, and for 2014 our board of directors approved a margins for interest ratio of 1.14. However, even with increased margins, the amount of incremental debt associated with these capital investments will continue to decrease our equity ratio during this period of increased borrowing, which could impact our credit ratings. Any downgrade in our credit ratings could increase our borrowing costs and decrease our access to the credit and capital markets.

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

    We rely on access to external funding sources as a significant source of liquidity for capital expenditure requirements not satisfied by cash flow generated from operations. Unlike most investor-owned utilities, electric cooperatives cannot issue equity securities and therefore rely almost entirely on debt financing. Historically, we and other electric generating cooperatives have relied on federal loan programs guaranteed by the Rural Utilities Service, a branch of the U.S. Department of Agriculture, in order to meet a significant portion of our long-term financing needs, typically at a cost that was lower than traditional capital markets financing. However, the availability and magnitude of Rural Utilities Service funding levels are subject to the annual federal budget appropriations process, and therefore are subject to uncertainty because of budgetary and political pressures faced by Congress. Although Congress has historically rejected proposals to curtail the Rural Utilities Service loan program, there can be no assurance that it will continue to do so. Because of these factors, we cannot predict the amount of Rural Utilities Service loans that may be available to us in the future. If the amount of this funding available to us in the future is decreased or eliminated, we would seek alternative sources of debt financing in the traditional capital markets. See "BUSINESS – OUR POWER SUPPLY RESOURCES – Relationship with Federal Lenders – Rural Utilities Service" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Financial Condition – Sources of Capital and Liquidity – Sources of Capital."

    In connection with our share of the cost to construct the additional units at Plant Vogtle, in February 2014 we closed on a loan from the Federal Financing Bank and a related loan guarantee from the Department of Energy to fund up to $3.057 billion of eligible project costs. Our initial advance under this loan was for $725 million. Continued access to the committed funds under this loan requires us to meet certain conditions related to our business and the Vogtle project and also requires certain third parties related to the Vogtle project to comply with certain laws. Although we expect that these conditions will be met, in the event that we are unable to draw the full amount of this loan or additional project costs arise, we expect that we would finance the construction of these units through the capital markets, which would likely be at a higher cost.

    Our access to both short-term and long-term capital market funding remains an important factor in our financing plans, particularly in light of the significant amount of projected capital investment. We have entered into multiple credit agreements that provide significant short-term and medium-term liquidity and successfully accessed the capital markets in the past to satisfy our long-term borrowing needs. We believe that we will be able to maintain sufficient access to the short-term and long-term capital markets based on our current credit ratings. However, our credit ratings reflect the views of the rating agencies, which could change at any point in the future. If one or more rating agencies downgrade us, and potential investors take a similar view, our borrowing costs could increase and our potential pool of investors, funding sources and liquidity could decrease. In addition, if our credit ratings are lowered below investment grade, collateral calls may be triggered under certain agreements and contracts which would decrease our existing liquidity.

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
market conditions generally;

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

    We own a 30% undivided interest in Plant Hatch and Plant Vogtle, each of which is a two-unit nuclear generating facility, and which collectively account for approximately 18% of our generating capacity and 47% of our energy generated during 2013. Our ownership interests in these facilities expose us to various risks, including:

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

    A major incident at a nuclear facility anywhere in the world, such as the incident at the Fukushima Daiichi nuclear generating plant in Japan in 2011, could cause the Nuclear Regulatory Commission to limit or prohibit the operation or licensing of any domestic nuclear unit. While we have no reason to expect a serious incident at either of our nuclear plants, if an incident did occur, it could result in substantial cost to us.

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

    We obtain our fuel supplies, including coal, natural gas and uranium, from a number of different suppliers. Any disruptions in our fuel supplies, including disruptions due to weather, labor relations, environmental regulations, inadequate infrastructure, or other factors affecting our fuel suppliers, could result in us having insufficient levels of fuel supplies. For example, natural gas supplies can be subject to disruption due to natural disasters and similar events or may be unavailable due to significantly increased demand caused by exceptionally cold weather. Any failure to maintain an adequate inventory of fuel supplies could require us to operate other generating plants at a higher cost or require our members to purchase higher-cost energy from other sources and affect their ability to perform their contractual obligations to us.

The operational life of some of our generating facilities exposes us to potential costs to continue to meet efficiency, reliability and environmental compliance standards.

    Many of our generating facilities were constructed over 30 years ago and, even if maintained in accordance with good engineering practices, may require significant capital expenditures in order to maintain efficient and reliable operation. Potential operational issues associated with the age of the plants may lead to unscheduled outages, a generating facility being out of service for a period of time, or other service-related interruptions. Further, the adoption of new environmental regulations could lead to significant capital expenditures for our older generating facilities to comply with the new environmental requirements.

    These expenditures and service interruptions could have the effect of increasing the cost of electric service we provide to our members and, as a result, could affect our members' ability to perform their contractual obligations to us.

We are subject to the risk that counterparties may fail to perform their contractual obligations which could adversely affect us.

    We routinely execute transactions with counterparties in the energy and financial services industries. These transactions include credit facilities, interest rate options, contracts related to the market price and supply of coal and natural gas, power sales and purchases and facility construction. Many of these transactions expose us to the risk that our counterparty may fail to perform its contractual obligations.

    For example, we have interest rate options outstanding with several counterparties to hedge our exposure to rising interest rates on approximately $1.4 billion of expected borrowings related to the construction of Vogtle Units No. 3 and No. 4. Although our counterparties in these transactions have posted various amounts of collateral, if any of these counterparties fails or refuses to honor its obligations, those interest rate hedges may not provide the protection we anticipated. Failure of our counterparties to perform their contractual obligations under the interest rate options or any of our other agreements could significantly increase the cost of electric service we provide to our members.

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
Smith (near Dalton, Ga.)
Unit No. 1	Gas	100	630.0		2002	N/A	(1)
Unit No. 2	Gas	100	620.0		2002	N/A	(1)

(1)
Fossil-fuel fired units do not operate under operating licenses similar to those granted to nuclear units by the Nuclear Regulatory Commission and to hydroelectric plants by Federal Energy Regulatory Commission.

(2)
Nominal plant capacity identified in the power purchase and sale agreement with Doyle I, LLC. (See "– The Plant Agreements – Doyle.")

Plant Performance

    The following table sets forth certain operating performance information of each of our generating facilities:

	Summer Planning Reserve Capacity(1) (Megawatts)	Equivalent Availability(2)			Capacity Factor(3)
Unit		2013	2012	2011	2013	2012	2011

Plant Hatch
Unit No. 1	262.2	93%	88%	97%	92%	88%	98%
Unit No. 2	264.3	88	98	78	87	98	78
Plant Vogtle
Unit No. 1	344.5	100	90	89	101	91	91
Unit No. 2	344.7	86	100	93	88	102	94
Plant Wansley
Unit No. 1	261.6	93	82	96	3	29	56
Unit No. 2	261.6	100	98	86	11	35	47
Combustion Turbine(4)	0	62	59	61	0	0	0
Plant Scherer
Unit No. 1	486.8	84	99	75	64	69	64
Unit No. 2	514.4	88	99	76	67	73	66
Rocky Mountain(5)
Unit No. 1	272.3	93	80	97	13	13	20
Unit No. 2	272.3	94	86	61	16	14	12
Unit No. 3	272.3	94	88	84	11	10	12
Doyle(5)	348.0	91	91	96	1	2	5
Talbot(5)	660.6	78	92	82	2	7	5
Chattahoochee	458.0	89	76	62	66	61	46
Hawk Road(5)	475.8	81	45	51	0	6	0
Hartwell(5)	296.0	82	86	94	1	2	8
Smith(6)
Unit No. 1	620.0	91	81	89	22	42	34
Unit No. 2	620.0	88	86	79	18	32	21

TOTAL	7,035.4

(1)
Summer Planning Reserve Capacity is the amount used for 2014 capacity reserve planning.

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

Fuel Supply

    Coal.    Coal for Plant Wansley is purchased under term contracts and in spot market transactions. As of February 28, 2014, we had a 147-day coal supply at Plant Wansley based on continuous operation.

    Coal for Scherer Units No. 1 and No. 2 is purchased under term contracts and in spot market transactions. As of February 28, 2014, our coal stockpile at Plant Scherer contained a 28-day supply based on continuous operation. Plant Scherer burns sub-bituminous coal purchased from coal mines in the Powder River Basin in Wyoming.

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

  Municipal Electric Authority of Georgia

    The Municipal Electric Authority of Georgia, also known as MEAG Power, is a state-chartered, municipal joint-action agency that provides capacity and energy to its membership of 49 municipal electric utilities, including 48 cities and one county in the State of Georgia. MEAG Power has wholesale take-or-pay power sales contracts with each of its 49 participants that extend to June 2054. The participants are located in 39 of Georgia's 159 counties and collectively serve approximately 309,000 electric consumers (meters). MEAG Power is Georgia's third largest power supplier behind Georgia Power and us.

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

    In 1985, in four transactions, we sold our entire 60% undivided ownership interest in Scherer Unit No. 2 to four separate owner trusts established by institutional investors. We retained all of our rights and obligations as a participant under the Ownership and Operating Agreements relating to Scherer Unit No. 2 for the term of the leases. We have extended three of the leases to 2027 and the fourth lease to 2031. The leases provide for further lease renewal and also include fair market value purchase options at specified dates. See Note 6 of Notes to Consolidated Financial Statements. In the following discussion, references to participants "owning" a specified percentage of interests include our rights as a deemed owner with respect to our leased interests in Scherer Unit No. 2.

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

    In conjunction with the development of additional units at Plant Vogtle (see "BUSINESS – OUR POWER SUPPLY RESOURCES – Future Power Resources – Plant Vogtle Units No. 3 and No. 4"), we, Georgia Power, MEAG Power and the City of Dalton entered into amendments to the Operating Agreement for Plant Vogtle and the Nuclear Managing Board Agreement, and entered into an Ownership Agreement that governs participation in Vogtle Units No. 3 and No. 4. Pursuant to this ownership agreement, Georgia Power has designated Southern Nuclear as its agent for licensing, engineering, procurement, contract management, construction and pre-operation services.

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

    In general, each co-owner is responsible for payment of its respective ownership share of all operating costs and pumping energy costs as well as costs incurred as a result of any separate schedule or independent dispatch. A co-owner's share of net available capacity and net energy is the same as its respective ownership interest under the Rocky Mountain Ownership Agreement. We and Georgia Power have each elected to schedule separately our respective ownership interests. The Rocky Mountain Operating Agreement will terminate in 2035. The Rocky Mountain Ownership and Operating Agreements provide that, should a co-owner fail to make any payment when due, among other things, such non-paying co-owner's rights to output of capacity and energy or to exercise any other right of a co-owner would be suspended until all amounts due, with interest, had been paid. The capacity and energy of a non-paying co-owner may be purchased by a paying co-owner or sold to a third party.

  Doyle

    We have an agreement with Doyle I LLC, a limited liability company owned by one of our members, Walton EMC, to purchase the output of a gas-fired combustion turbine generating facility through August 24, 2015.

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

    We have an option to purchase the facility at the end of the term of the agreement at a fixed price. This option must be exercised no later than August 24, 2014. We account for this agreement as a capital lease of the facility for financial reporting purposes (see Note 6 of Notes to Consolidated Financial Statements).

ITEM 3.    LEGAL PROCEEDINGS

    See "BUSINESS – OUR POWER SUPPLY RESOURCES – Future Power Resources – Plant Vogtle Units No. 3 and No. 4" for a discussion of legal proceedings related to our participation in the construction of two additional units at Plant Vogtle.

    On March 13, 2014, a lawsuit was filed in the Superior Court of DeKalb County, Georgia, against us, Georgia Transmission and three of our member distribution cooperatives. The lawsuit challenges the patronage capital distribution practices of Georgia's electric cooperatives and seeks to certify a defendant class of all but one of our 38 members. It was filed by four former consumer-members of three of our members on behalf of themselves and a proposed class of all former consumer-members of our members. Plaintiffs claim that approximately 30% of all the defendants' total booked patronage capital belongs to former consumer-members. The lawsuit also alleges that patronage capital owed to former consumer-members includes patronage capital allocated by us to our members but not yet distributed to our members. Plaintiffs claim that the patronage capital of former consumer-members held by the defendants should be returned immediately when the consumer-members end their membership by terminating service, or alternatively, according to a regular 13-year revolving plan that returns 7.7% of total equity owed to former consumer-members annually and seek relief to effect such returns within the stated 13 year period. Plaintiffs further seek to require the defendants to adjust rates in order to establish and maintain reasonable reserves to fund patronage capital refunds on this basis. We intend to defend vigorously against all claims in this litigation.

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

    The ultimate outcome of pending or potential litigation against us cannot be predicted at this time; however, management does not anticipate that the ultimate liabilities, if any, arising from such proceedings would have a material effect on our financial condition or results of operations.

    For information about loss contingencies that could have an effect on us, see Note 12 of Notes to Consolidated Financial Statements.

ITEM 4.    MINE SAFETY DISCLOSURES

    Not Applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

    Not applicable.

ITEM 6.    SELECTED FINANCIAL DATA

    The following table presents our selected historical financial data. The financial data presented as of the end of and for each year in the five-year period ended December 31, 2013, has been derived from our audited financial statements. This data should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

	(dollars in thousands)
	2013	2012	2011	2010	2009

STATEMENTS OF REVENUES AND EXPENSES DATA
Operating revenues:
Sales to Members	$1,166,618	$1,204,008	$1,224,238	$1,292,667	$1,144,012
Sales to non-Members	78,758	120,102	166,040	1,478	1,249

Total operating revenues	1,245,376	1,324,110	1,390,278	1,294,145	1,145,261

Operating expenses:
Fuel	442,425	516,223	531,147	501,113	391,001
Production	369,730	371,909	357,069	332,236	285,654
Purchased power	56,084	50,022	56,634	59,076	92,516
Depreciation and amortization	158,375	160,849	199,040	131,491	125,600
Accretion	22,900	19,554	18,249	17,131	18,261

Deferral of Hawk Road and Smith Energy Facilities effect on net margin	(35,662)	(16,280)	(9,681)	13,849	8,107

Total operating expenses	1,013,852	1,102,277	1,152,458	1,054,896	921,139

Operating margin	231,524	221,833	237,820	239,249	224,122
Other income, net	43,433	61,487	44,264	43,651	42,728
Net interest charges	(233,477)	(244,000)	(244,347)	(249,167)	(240,460)

Net margin	$41,480	$39,320	$37,737	$33,733	$26,390

BALANCE SHEET DATA
Electric plant, net:
In service	$4,434,728	$4,034,620	$4,007,281	$3,570,522	$3,557,723
Nuclear fuel, at amortized cost	341,012	321,196	284,205	249,563	215,949
Construction work in progress	2,212,224	2,240,920	1,784,264	1,195,475	626,824

Total electric plant	$6,987,964	$6,596,736	$6,075,750	$5,015,560	$4,400,496

Total assets	$9,095,212	$8,314,566	$8,078,829	$6,997,062	$6,370,234

Capitalization:
Long-term debt	$6,954,293	$5,930,449	$5,692,503	$4,796,154	$4,267,966
Obligations under capital leases	140,212	161,249	191,900	212,561	239,461
Obligations under Rocky Mountain transactions	15,379	14,392	132,048	123,573	115,641
Patronage capital and membership fees	714,489	673,009	633,689	595,952	562,219
Accumulated other comprehensive (gain) loss	(549)	903	618	(469)	(1,253)

Subtotal	7,823,824	6,780,002	6,650,758	5,727,771	5,184,034
Less: long-term debt and capital leases due within one year	(152,153)	(168,393)	(172,818)	(170,947)	(119,241)
Less: unamortized bond discounts on long-term debt	(3,103)	(3,232)	(1,879)	(1,353)	(260)

Total capitalization	$7,668,568	$6,608,377	$6,476,061	$5,555,471	$5,064,533

Property additions	$628,216	$646,486	$839,503	$669,206	$627,148

OTHER DATA
Energy supply (megawatt-hours):
Generated	20,648,325	24,883,009	22,296,829	22,599,257	19,699,706
Purchased	198,272	107,104	287,522	417,094	779,108

Available for sale	20,846,597	24,990,113	22,584,351	23,016,351	20,478,814

Member revenues per kWh sold	6.29¢	5.77¢	6.25¢	5.71¢	5.67¢

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

  General

    Our principal business is reliably providing wholesale electric service to our 38 members in a cost effective manner. Consequently, our revenues and cash flow are primarily derived from sales to our members pursuant to take-or-pay wholesale power contracts that extend through 2050. These contracts obligate our members jointly and severally to pay all of our costs and expenses associated with owning and operating our power supply business. To that end, our rate structure provides for a pass-through of actual energy costs. Charges for fixed costs, including capacity, other non-energy charges, debt service obligations and the margin required to meet our budgeted margins for interest ratio are carefully managed throughout the year to ensure that we collect sufficient capacity-related revenues. Our rate structure provides us with the ability to manage our revenues to assure full recovery of our costs and has enabled us consistently to meet our financial obligations since our formation in 1974.

  2013 Financial Results

    We remain well positioned, both financially and operationally, to fulfill our obligations to our members, bondholders and creditors. Our revenues in 2013 were more than sufficient to recover all of our costs and to satisfy all of our debt service obligations and financial covenants. Specifically, we recorded a net margin of $41.5 million in 2013, which achieved the 1.14 margins for interest ratio approved by our board of directors and exceeded the 1.10 margins for interest ratio required to meet the rate covenant under our first mortgage indenture.

    Beginning in 2009, financial market conditions and increased capital requirements led us to target higher margins than necessary to meet our margins for interest ratio covenant of 1.10 required under the first mortgage indenture. We have achieved these targeted margins for interest ratios and believe it was prudent to increase our coverage. As a result of the margins achieved over this timeframe, our patronage capital has increased to $714 million at December 31, 2013 from $536 million at December 31, 2008. For 2014, we are again targeting a margins for interest ratio of 1.14, effectively increasing our annual margins by 40% over the minimum required level.

    In connection with expanding our generation capacity and upgrading our generation facilities, our total assets have increased to $9.1 billion at December 31, 2013 from $5.0 billion at December 31, 2008, and our total debt, including capital leases, has increased to $7.1 billion from $3.6 billion during the same period. As we continue to construct Vogtle Units No. 3 and No. 4 and upgrade our other facilities, both our assets and debt will continue to increase.

  Asset Management

    One of our primary focus areas is ensuring that our owned and operated generation facilities perform in the most efficient and cost-effective manner possible. Our Operational Excellence program strives to achieve safety, reliability and compliance in a cost effective manner. Many of the generation facilities we operate rank in the top quartile of similar plants in one or more key performance indicators, including start reliability, peak season availability and forced outages. Achieving operational excellence results in the most reliable, efficient and lowest cost power supply for our members; therefore, effective asset management will continue to be one of our top priorities.

    A key component in this effort is maintaining compliance with all applicable environmental, reliability and other regulatory standards. We forecast that capital expenditures required for existing generating facilities will be approximately $393 million through 2016, which includes normal additions and replacements to existing plants as well as projects to maintain and achieve compliance with current environmental requirements. Depending upon the outcome of certain pending environmental regulations related to climate change and coal combustion by-products, or other regulation that may be considered, additional capital expenditures or increased operational expenses may result in the future, if necessary, to comply with these potential new requirements.

  Vogtle Units No. 3 and No. 4

    In addition to the efficient management of our existing resources, we, through our agent, Georgia Power, and the other Co-owners of Plant Vogtle have contracted with Southern Nuclear, Westinghouse and

Stone & Webster, experienced developers and contractors, to construct two additional nuclear units at the Plant Vogtle site. These units will have an aggregate generating capacity of approximately 2,200 megawatts and our 30% undivided interest will entitle us to approximately 660 megawatts of baseload generating capacity. The current expected commercial operation dates for Vogtle Units No. 3 and No. 4 are the fourth quarter of 2017 and 2018, respectively, and our estimated total cost is $4.5 billion. As a key component in maintaining a diversified generation portfolio, we remain firmly committed to the completion of these units.

    Overall, we are encouraged by the construction activity and progress at the Plant Vogtle site as the Contractor continues to move forward with critical path activities. We, along with the other Co-owners, have an uncompromising focus on safety and quality in the construction of these units and are focused on working with the Contractor and Nuclear Regulatory Commission to ensure that this project meets the rigorous safety standards applicable to this "first of a kind" endeavor. As is often the case in the construction of large, complex generation facilities, issues have materialized during the course of development and construction that caused revisions to the original schedule and budget. We and the other Co-owners are currently in litigation with the Contractor regarding the cost responsibility for certain of these delays; however, we expect negotiations to continue during this litigation. Of course, the outcome of this litigation and the emergence of additional issues could lead to further schedule or budget revisions.

    As of December 31, 2013, our investment in the additional units at Plant Vogtle totaled $2.1 billion. In February 2014, we closed on a loan from the Federal Financing Bank and a related loan guarantee from the Department of Energy to fund up to $3.057 billion of eligible project costs. In February 2014, we received our initial advance under this loan in the amount of $725 million. We had previously issued $1.4 billion of taxable first mortgage bonds and expect that we will finance any additional project costs in the capital markets.

  Liquidity Position

    One of the most positive attributes contributing to our solid financial standing is our strong liquidity position. This liquidity is comprised of a diversified, cost-effective mix of cash (including short-term investments), committed lines of credit and commercial paper. Our primary source of liquidity is a $1.265 billion unsecured credit facility, which also supports our commercial paper program. We have another $620 million under four additional unsecured credit facilities and $250 million under a secured credit facility. At December 31, 2013, we had $929 million of unrestricted available liquidity. The $725 million advance on the Department of Energy-guaranteed loan in February 2014 significantly increased available liquidity.

  Outlook for 2014

    We remain focused on providing reliable, cost-effective energy to our members and the 4.1 million people they serve. There are, nevertheless, certain risks and challenges that we must address, including:

•
Working with Georgia Power to maintain the current estimated commercial operation dates and total in-service costs for Vogtle Units No. 3 and No. 4;

•
Managing the effects of increased environmental regulation of fossil fuel-fired power plants, most likely leading, for example, to future controls on wastewater discharges and/or disposal of coal combustion by-products, particularly at Plants Scherer and Wansley;

•
Continued ability to access funding to support our significant future capital requirements; and

•
General economic conditions in the U.S. and the related impacts on our members and their consumers.

    We believe that we continue to be well positioned to provide reliable, cost-effective energy to our members and their consumers. As we manage our risks, we intend to keep doing what we have done so successfully for the last 40 years, including, among other things:

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

    Regulatory Accounting.    We are subject to the provisions of the Financial Accounting Standards Board (FASB) authoritative guidance issued regarding regulated operations. The guidance permits us to record regulatory assets and regulatory liabilities to reflect future cost recoveries or refunds, respectively, that we have a right to pass through to our members. At December 31, 2013, our regulatory assets and liabilities totaled $331 million and $159 million, respectively. While we do not currently foresee any events such as competition or other factors that would make it not probable that we will recover these costs from our members as future revenues through rates under our wholesale power contracts, if such an event were to occur, we could no longer apply the provisions of accounting for regulated operations, which would require us to eliminate all regulatory assets and liabilities that had been recognized as a charge to our statement of revenues and expenses and begin recognizing assets and liabilities in a manner similar to other businesses in general. In addition, we would be required to determine any impairment to other assets, including plants, and write-down those assets, if impaired, to their fair values.

    Asset Retirement Obligations.    Accounting for asset retirement and environmental obligations requires legal obligations associated with the retirement of long-lived assets to be recognized at fair value when incurred and capitalized as part of the related long-lived asset. In the absence of quoted market prices, we estimate the fair value of our asset retirement obligations using present value techniques, in which estimates of future cash flows associated with retirement activities are discounted using a credit-adjusted risk-free rate. Estimating the amount and timing of future expenditures includes, among other things, making projections of when assets will be retired and ultimately decommissioned, the amount of decommissioning costs, and how costs will escalate with inflation. In addition, we also make interest rate and rate of return projections on investments in determining recommended funding requirements for nuclear decommissioning costs.

    A significant portion of our asset retirement obligations relates to our share of the future cost to decommission our operating nuclear units. At December 31, 2013, our nuclear decommissioning asset retirement obligation totaled $347.2 million, which represented approximately 85% of our total asset retirement obligations. Our remaining asset retirement obligations relate to non-nuclear retirement obligations such as those related to our share of coal facilities.

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

  New Accounting Pronouncements

    In December 2011, the Financial Accounting Standards Board (FASB) issued "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities," which modifies the disclosure requirements for offsetting financial instruments and derivative instruments. The update requires an entity to disclose information about offsetting and related arrangements and the effect of those arrangements on its financial position. The adoption of this standard was effective for us January 1, 2013 and did not have an impact on our consolidated financial statements.

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

Summary of Cooperative Operations

  Sources of Revenues

    We operate on a not-for-profit basis and, accordingly, seek only to generate revenues sufficient to recover our cost of service and to generate margins sufficient to establish reasonable reserves and meet certain financial coverage requirements. We supply capacity and energy to our members for a portion of their energy requirements which is our primary source of revenues. We also sell capacity and energy to non-members. Capacity revenues are the revenues we receive for electric service whether or not our generation and purchased power resources are dispatched to produce electricity. Energy revenues are the revenues we receive by selling electricity which we generate or purchase.

    We have assigned fixed percentage capacity cost responsibilities to our members for all of our generation and purchased power resources. Each member has contractually agreed to pay us for the electric capacity assigned to it based on its individual fixed percentage capacity cost responsibility. The net cost to our members of this capacity may be reduced to the extent we sell capacity and energy to third parties from certain resources that members are not utilizing. For example, our members do not plan to use Smith to serve their load until 2016, and we are marketing its generation to third parties until that time to reduce their net cost of this resource.

    Each member is also contractually obligated to pay us for electric energy we provide to it based on individual usage. We do not provide our members with all of their energy requirements; however, our energy sales to our members fluctuate from period to period based on several factors, including fuel costs, weather and other seasonal factors, load requirements in the service territories of our members, operating costs, availability of electric generation resources, our decisions of whether to dispatch our owned or purchased resources or member-owned resources over which we have dispatch rights and by members' decisions of whether to purchase a portion of their hourly energy requirements from our resources or from other suppliers.

  Formulary Rate

    The rates we charge our members are designed to cover all of our costs plus a margin. This cost-plus rate structure is set forth as a formula in the rate schedule to the wholesale power contracts between us and each of our members. These contracts require us to design capacity and energy rates that generate revenues sufficient to recover all costs, including payments of principal and interest on our indebtedness, to establish and maintain reasonable margins and to meet the financial coverage requirements under the first mortgage indenture.

    The formulary rate provides for the pass through of our fixed costs to members as capacity charges and our variable costs to members as energy charges. Fixed costs are assigned to members according to their individual fixed percentage capacity cost responsibility for each resource in which they participate, and variable costs are passed through to our members as energy charges based on the amount of energy sold to each member.

    Capacity charges are based on an annual budget of fixed costs plus a targeted margin and are billed to members in equal monthly installments over the course of the year. Fixed costs include items such as depreciation, interest, fixed operations and maintenance expenses, administrative and general expenses. We monitor fixed cost budget variances to projected actual costs throughout the year, and with board approval, make budget adjustments when and as necessary to ensure that we generate revenues sufficient to recover all costs and to meet our targeted margin. Budget adjustments are typically made twice a year; once during the first quarter and again at year end. In contrast to the way we bill our members for capacity charges, which are billed based on a budget and trued up to actuals by the end of the year, energy charges are billed on more of a real-time basis. Estimated energy charges are billed to members based on the amount of energy sold to each member during the month, and are adjusted when actual costs are available, generally the following month. Energy charges, or variable costs, include fuel, purchased energy and variable operations and maintenance expenses. Each generating resource has a different variable cost profile, and members are billed based on the energy cost profile of the resources from which their energy is supplied.

  Margins

    Revenues in excess of current period costs in any year are designated as net margin in our statements of revenues and expenses and we have generated a positive net margin every year since our formation in 1974. Under our first mortgage indenture, we are required, subject to any necessary regulatory approval, to establish and collect rates that are reasonably expected, together with our other revenues, to yield a margins for interest ratio for each fiscal year equal to at least 1.10. See "BUSINESS – OGLETHORPE POWER CORPORATION – First Mortgage Indenture" for a discussion of how we calculate our margins for interest ratio.

    In the event we were to fall short of the minimum 1.10 margins for interest ratio at year end, the formulary rate is designed to recover the shortfall from our members in the following year without any additional action by our board of directors.

    Prior to 2009, we budgeted and achieved annual margins for interest ratios of 1.10, the minimum required by the first mortgage indenture. To enhance margin coverage during a period of increased capital requirements, our board of directors has approved budgets with margins for interest ratios that exceeded 1.10. Since 2010, we have achieved our board approved margins for interest ratio of 1.14, and our board has approved a margins for interest ratio of 1.14 for 2014. As our capital requirements continue to evolve, our board will continue to evaluate the level of margin coverage and may choose to change the targeted margins for interest ratio in the future, although not below 1.10.

  Patronage Capital

    Retained net margins are designated on our balance sheets as patronage capital. As a cooperative, patronage capital constitutes our principal equity. As of December 31, 2013, we had $714 million in patronage capital and membership fees. Our equity ratio, calculated as patronage capital and membership fees divided by total capitalization and long-term debt due within one year, was 9.1% at December 31, 2013 and 9.9% at December 31, 2012.

    Patronage capital is allocated to each of our members on the basis of its fixed percentage capacity costs responsibilities in our generation and purchased power resources. Any distribution of patronage capital is subject to the discretion of our board of directors and limitations under our first mortgage indenture. See "BUSINESS – OGLETHORPE POWER CORPORATION – First Mortgage Indenture" for a discussion regarding limitations on distributions under our First Mortgage Indenture.

  Rate Regulation

    Under our loan agreements with each of the Rural Utilities Service and Department of Energy, changes to our rates resulting from adjustments in our annual budget are generally not subject to their approval. The Rural Utilities Service and Department of Energy do have contractual approval rights over changes to the formulary rate under the wholesale power contracts. See "BUSINESS – OGLETHORPE POWER CORPORATION – Relationship with Federal Lenders – Rural Utilities Service." Currently, our rates are not subject to the approval of any other federal or state agency or authority, including the Georgia Public Service Commission.

  Tax Status

    While we are a not-for-profit membership corporation formed under the laws of Georgia, we are subject to federal and state income taxation. As a taxable cooperative, we are allowed to deduct patronage dividends that we allocate to our members for purposes of calculating our taxable income. We annually allocate income and deductions between patronage and non-patronage activities and substantially all of our income is from patronage-sourced activities, resulting in no current period income tax expense or current income tax liability. For further discussion of our taxable status, see Note 5 of Notes to Consolidated Financial Statements.

Results of Operations

  Factors Affecting Results

    Certain of our recent financial and operational results were affected by significant events or trends which are summarized below and followed by a more detailed discussion.

    Our energy sales to our members fluctuate from period to period based on several factors, including weather. Due to especially mild weather in Georgia in 2013, member demand and energy requirements, and therefore, our energy sales to our members were significantly lower in 2013 compared with 2012 and 2011. The lower energy sales also led to lower fuel costs and, consequently, lower operating expenses in 2013.

    Consistent with the overall domestic natural gas market, our price of natural gas was significantly lower in 2012 than 2011. The lower 2012 prices resulted in decreased fuel costs and, since we pass these costs through to our members as energy charges, decreased energy revenues from our members. The lower natural gas prices also led to increased natural gas-fired generation in 2012 which displaced some of our coal generation, particularly at Plant Wansley which burns higher cost Eastern coal.

    Decisions to dispatch our major power plants and outages for maintenance or refueling at any of these plants may have a significant effect on our results. In 2013, Plant Wansley, one of our baseload coal facilities, was in reserve shutdown for most of the year primarily due to more economical generation from natural gas-fired facilities coupled with the reduced energy requirements from our members in 2013. Our nuclear units require refueling on an 18 to 24 month cycle and these refueling outages, which typically last several weeks, resulted in fluctuations in nuclear plant availability and generation in each of the last three years. These shutdowns and outages significantly reduced generation at the affected plants, reduced kilowatt-hour sales to and energy revenues from our members during the period that the plants were not generating power.

    Another key event was our acquisition of Smith, a 1,250 megawatt, combined cycle natural-gas fired facility, in April 2011. Since we are marketing the output from this facility to non-members until 2016, our sales to non-members and our combined cycle natural gas-fired generation and production costs have increased since 2011.

    We have also made significant capital expenditures over the past three years, particularly for the new units at Plant Vogtle, which we have primarily financed with debt. These financings have increased our overall debt which has increased our interest expense and our allowance for debt funds used during construction. Additionally, since our margin is calculated as a percentage of our secured interest expense, our net margin has also increased. As discussed under "– Financial Condition – Capital Resources – Capital Expenditures," we expect significant capital expenditures to continue through the completion of the additional units at Plant Vogtle.

  Net Margin

    Our net margin for the years ended December 31, 2013, 2012 and 2011 was $41.5 million, $39.3 million and $37.7 million, respectively. These amounts produced respective margins for interest ratios of 1.14 in 2013, 2012 and 2011. For additional information on our margin requirement, see "– Summary of Cooperative Operations – Rate Regulation."

  Operating Revenues

    Sales to Members.    Total revenues from sales to members decreased by 3.1% for the year ended December 31, 2013 compared to the year ended December 31, 2012 and decreased by 1.7% for the year ended December 31, 2012 compared to the year ended December 31, 2011. The components of member revenues were as follows:

	(dollars in thousands)
	2013	2012	2011

Capacity revenues	$697,332	$675,467	$685,045
Energy revenues	469,286	528,541	539,193

Total	$1,166,618	$1,204,008	$1,224,238

    Energy revenues from members decreased 11.2% for the year ended December 31, 2013 compared to the year ended December 31, 2012 and decreased 2.0% for the year ended December 31, 2012 compared to the year ended December 31, 2011. Energy revenues from members were lower in 2013 compared to 2012 primarily due to lower coal and natural-gas fired generation. For 2012 compared to 2011 energy revenues were lower primarily due to lower generation at coal-fired Plant Wansley driven by the availability of more economical generation from our natural gas-fired facilities. For a discussion of fuel costs, see "– Operating Expenses."

    The following table summarizes the kilowatt-hours sold to members and total revenues per kilowatt-hour during each of the past three years:

	(in thousands)	Cents per Kilowatt-hour

2013	18,549,886	6.29
2012	20,852,826	5.77
2011	19,574,145	6.25

    For the year ended December 31, 2013 compared to the year ended December 31, 2012, kilowatt-hour sales to members decreased 11.0% and for the year ended December 31, 2012 compared to the year ended December 31, 2011, kilowatt-hour sales to members increased 6.5%. The average revenue per kilowatt-hour from sales to members increased 9.0% and decreased 7.7% for 2013 compared to 2012 and for 2012 compared to 2011, respectively. Milder weather in 2013 compared to 2012 contributed to the decrease in kilowatt-hours of generation sold to our members. For further discussion regarding fuel costs, see "– Operating Expenses."

    The energy portion of member revenues per kilowatt-hour decreased 0.2% for the year ended December 31, 2013 compared to the year ended December 31, 2012 and decreased 8.0% for the year ended December 31, 2012 compared to the year ended December 31, 2011. The lower average revenue per kilowatt-hour in 2012 compared to 2011 was primarily due to the pass-through of lower fuel costs. For further discussion regarding fuel costs, see "– Operating Expenses."

    Sales to Non-members.    Our sales to non-members in 2013, 2012 and 2011 consisted primarily of capacity and energy sales at Smith, which we acquired in April 2011. The Smith acquisition included a power purchase and sale agreement with Georgia Power that expired on May 31, 2012. The decrease in 2013 compared to 2012 and for 2012 was due in part to the expiration of this agreement as well as lower energy demand in 2013 that was a result of milder weather. The decrease in 2012 compared to 2011 was primarily due to lower capacity payments from Georgia Power as a result of the expiration of the agreement described above. For information regarding the acquisition of Smith, see Note 13 of Notes to Consolidated Financial Statements.

  Operating Expenses

    Our operating expenses decreased 8.0% for the year ended December 31, 2013 compared to the year ended December 31, 2012 and decreased 4.4% for the year ended December 31, 2012 compared to the year ended December 31, 2011. The decrease in 2013 compared to 2012 was primarily due to lower fuel costs. The decrease in 2012 compared to 2011 was primarily due to lower fuel costs and depreciation and amortization expenses offset somewhat by higher production expenses.

    The following table summarizes our megawatt-hour generation and fuel costs by generating source and purchased power costs.

	Year Ended December 31,
	2013			2012			2011
Fuel Source	Cost	Generation	Cost per Mwh	Cost	Generation	Cost per Mwh	Cost	Generation	Cost per Mwh
	(thousands)	(Mwh)		(thousands)	(Mwh)		(thousands)	(Mwh)

Coal	$174,296	6,031,325	$28.90	$231,130	7,691,759	$30.05	$235,943	7,640,089	$30.88
Nuclear	86,834	9,870,009	8.80	81,724	10,182,492	8.03	74,815	9,691,869	7.72
Gas:
Combined Cycle	168,424	4,997,504	33.70	169,695	6,611,277	25.67	174,270	4,658,099	37.41
Combustion Turbine	12,871	174,008	73.97	33,674	768,472	43.82	46,119	711,374	64.83

	$442,425	21,072,846	$21.00	$516,223	25,254,000	$20.44	$531,147	22,701,431	$23.40

    Total fuel costs decreased 14.3% for the year ended December 31, 2013 compared to the year ended December 31, 2012 and decreased 2.8% for the year ended December 31, 2012 compared to the year ended December 31, 2011 while total generation decreased 16.6% and increased 11.2% for the same periods, respectively. Average fuel cost per kilowatt-hour increased 2.7% in 2013 compared to 2012 and decreased 12.6% in 2012 compared to 2011. The decrease in total fuel costs for 2013 compared to 2012 was primarily due to lower generation at Plant Wansley and our natural gas-fired facilities. Plant Wansley was in reserve shutdown for most of 2013 primarily due to more economical generation from natural gas-fired facilities. Generation from our gas-fired facilities also decreased in 2013 compared to 2012 due to lower utilization of Smith, although most of our gas-fired facilities experienced a decrease in generation in 2013. The decrease in total fuel costs due to lower generation was partially offset by an increase in natural gas prices in 2013. The decrease in total and average fuel costs for 2012 compared to 2011 resulted primarily from lower natural gas prices and lower generation at Plant Wansley offset somewhat by higher generation at Plant Scherer. The decrease in total cost was offset by higher nuclear generation. Natural gas-fired generation increased 2,010,000 megawatt-hours in 2012 compared to 2011 driven by increases at Smith and Chattahoochee. The lower generation at Plant Wansley was primarily driven by the availability of more economical generation from our natural gas-fired facilities. Our generation from Plant Wansley in 2012 was lower by 849,000 megawatt-hours from the prior year level. In 2012, Plant Scherer generation was higher by 900,000 megawatt-hours compared to 2011 due to fewer scheduled outages in 2012. The increase in 2012 nuclear generation, which is our most economical resource based on average fuel cost, contributed to the decrease in average fuel cost as well.

    The changes in total fuel costs are also impacted by the amount of realized gains and losses incurred for natural gas financial hedging contracts utilized for managing exposure to fluctuations in the market prices of natural gas. For 2013, 2012 and 2011 we incurred net realized losses of $3.3 million, $8.1 million and $4.0 million, respectively.

    Production costs decreased 0.6% for the year ended December 31, 2013 compared to the year ended December 31, 2012 and increased 4.2% for the year ended December 31, 2012 compared to the year ended December 31, 2011. The increase in production costs for 2012 compared to 2011 was primarily due to operations and maintenance expenses incurred at Smith, which was acquired in April 2011, increased general operation and maintenance expense at Plants Vogtle, Hatch and Wansley and increased operations and contractual maintenance fees at Chattahoochee which are based on equivalent operating hours. These increases were offset somewhat by lower production costs at Hawk Road as production costs in 2011 included expenses for planned outage work and for repair of a damaged transformer.

    Depreciation and amortization expense decreased 1.5% for the year ended December 31, 2013 compared to the year ended December 31, 2012 and decreased 19.2% for the year ended December 31, 2012 compared to the year ended December 31, 2011. The decrease in depreciation and amortization in 2012 compared to 2011 resulted primarily from lower amortization costs in 2012 for the intangible asset associated with the power purchase and sale agreement with Georgia Power, which expired May 31, 2012, acquired as part of the Smith acquisition. The 2011 write-off of two discontinued projects also contributed to the decrease in depreciation and amortization in 2012.

    The effect on net margin of Smith and Hawk Road is being deferred until 2016 at which time the amounts will be amortized over the remaining life of the plants. In implementing the deferral plans, we assumed that our members would not require energy from the plants until 2016. If any of our members subscribed to Smith elect to take energy from Smith prior to 2016, the deferral of the effect on net margin would terminate for that member and the amortization of that member's deferral would commence immediately. The increase in cost deferrals in 2013 compared to 2012 and in 2012 compared to 2011 resulted primarily from a decrease in non-member sales at Smith as discussed above.

  Other Income

    The gain on termination of Rocky Mountain transactions represents the net gain resulting from the July and October 2012 early termination of five of six long-term leases. The $18.9 million net gain resulted from the recognition of $41.4 million of the deferred net benefit associated with the terminated leases partially offset by $22.5 million of termination costs. For further discussion regarding termination of Rocky Mountain transactions, see Note 4 of Notes to Consolidated Financial Statements.

  Interest Charges

    Interest on long-term debt and capital leases increased by 2.0% for the year ended December 31, 2013 compared to the year ended December 31, 2012 and increased 3.8% for the year ended December 31, 2012 compared to the year ended December 31, 2011. The increases in 2013 and 2012 compared to the same prior year periods are primarily due to the increased debt issued to finance the construction of Vogtle Units No. 3 and No. 4.

    Allowance for debt funds used during construction increased by 14.3% for 2013 compared to 2012 and by 15.4% for 2012 compared to 2011 primarily due to capital expenditures for Plant Scherer and Vogtle Units No. 3 and No. 4.

Financial Conditions

  Overview

    Consistent with our budgeted margin for 2013, we achieved a 1.14 margins for interest ratio which produced a net margin of $41.5 million. This net margin increased our total patronage capital (our equity) and membership fees to $714.5 million at December 31, 2013. Our 2014 budget again targets a 1.14 margins for interest ratio.

    Our equity to total capitalization ratio decreased from 9.9% at December 31, 2012 to 9.1% at December 31, 2013. In recent years our equity to capitalization ratio has been decreasing due to the amount of new debt we have incurred in connection with the expansion of our generation fleet. During the peak years of the Plant Vogtle construction, we anticipate that our equity to capitalization ratio will continue declining even though the absolute level of margins and patronage capital are increasing.

    We had a strong liquidity position at December 31, 2013, with $1.34 billion of unrestricted available liquidity, including $408 million of cash.

    Our total assets increased to $9.1 billion at December 31, 2013 from $8.3 billion at December 31, 2012. The majority of this increase relates to an increase in total electric plant in connection with constructing the additional units at Plant Vogtle.

    We maintained adequate access to capital throughout 2013, refinancing $212.8 million of long-term debt in the capital markets. We also utilized commercial paper to provide interim financing for the Plant Vogtle construction and for other purposes at a very low cost. The average cost of funds on the $744 million of commercial paper outstanding at December 31, 2013, including $465 million classified as long-term, was 0.29%. See "– Financing Activities" for a discussion of the long-term financing of the new Vogtle units.

    There was a net increase in long-term debt and capital leases of $1.0 billion at December 31, 2013 compared to December 31, 2012. This net increase was due to (i) $676 million of funds advanced under Rural Utilities Service-guaranteed loans during the year, including $493 million that funded a significant portion of the cost to acquire Smith, and (ii) $725 million of short-term obligations classified as long-term debt. The weighted average interest rate on the $7.1 billion of long-term debt and capital leases outstanding at December 31, 2013 was 4.56%.

    Property additions during 2013 totaled $628 million and were financed with a combination of funds from operations and short-term and long-term borrowings. This includes costs related to the construction of the new Plant Vogtle units, environmental control facilities being installed at Plants Scherer and Wansley, normal additions and replacements to existing generation facilities and purchases of nuclear fuel.

  Sources of Capital and Liquidity

    Sources of Capital.    Our operations have historically provided a sizable contribution to the funding of capital requirements, such that internally generated funds have provided interim funding or long-term capital for nuclear fuel purchases, replacements and additions to existing generation facilities, general plant additions, and retirement of long-term debt. However, due to the significant amount of expenditures relating to the construction of the new units at Plant Vogtle, we are currently funding our capital requirements through a combination of funds generated from operations and short-term and long-term borrowings.

    We have historically obtained the majority of our long-term financing from Rural Utilities Service-guaranteed loans funded by the Federal Financing Bank. However, Rural Utilities Service funding levels are uncertain and may be limited at any point in the future due to budgetary and political pressures faced by Congress. The President's budget proposal for fiscal year 2014, which started on October 1, 2013, provided for $4.0 billion in loans – a reduction of almost 40% from 2013 levels. Not less than $3.0 billion would be made available for renewable energy, generation facilities with carbon sequestration, and peaking units affiliated with energy facilities that produce electricity from solar, wind and other intermittent sources of energy. Not more than $1.0 billion could be made for environmental improvements to fossil-fueled generation that would reduce emissions. However, Congress adopted a budget for 2014 that did not include these restrictions, with loan levels of $5.0 billion, considered sufficient to meet the current demand. The President's budget proposal for fiscal year 2015, which starts on October 1, 2014, provides for a $5.0 billion funding level. Although Congress has historically rejected proposals to dramatically curtail the Rural Utilities Service loan program, there can be no assurances that it will continue to do so. Because of these factors, we cannot predict the amount or cost of Rural Utilities Service loans that may be available to us in the future. See "BUSINESS – OGLETHORPE POWER CORPORATION – Relationship with Federal Lenders – Rural Utilities Service."

    Additionally, in connection with a federal loan guarantee program established under the Energy Policy Act of 2005, in February 2014 we obtained a loan from the Federal Financing Bank that is guaranteed by the Department of Energy that will fund up to $3.057 billion of the estimated $4.5 billion cost to construct our 30% undivided interest in the two new nuclear units at Plant Vogtle. Our continued access to funds under the Department of Energy-guaranteed loan is subject to our ability to meet certain conditions related to our business and the Vogtle project and also requires certain third parties related to the Vogtle project to comply with certain laws.

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

    Liquidity.    At December 31, 2013, we had $1.34 billion of unrestricted available liquidity to meet short-term cash needs and liquidity requirements, consisting of $408 million of cash and cash equivalents and $929 million of unused and available committed credit arrangements.

    Net cash provided by operating activities was $231 million in 2013, and averaged $209 million per year for the three-year period 2011 through 2013.

    At December 31, 2013, we had $1.925 billion of committed credit arrangements in place and

$929 million available under these facilities. The six separate facilities are reflected in the table below:

Committed Credit Facilities

	(dollars in millions)
	Authorized Amount	Available 12/31/2013		Expiration Date

Unsecured Facilities:
Syndicated Line led by Bank of America	$1,265	$385	(1)	June 2015
Syndicated Line led by CoBank	150	150		September 2014
CFC Line of Credit	110	110		September 2016
CFC Line of Credit(2)	210	210		December 2018
JPMorgan Chase Line of Credit	150	34	(3)	December 2016
Secured Facilities:
CFC Term Loan(2)	250	250		December 2018

(1)
Of the portion of this facility that was unavailable at 12/31/13, $744 million was dedicated to support outstanding commercial paper and $136 million related to letters of credit issued to support variable rate demand bonds.

(2)
Any amounts drawn under the $210 million unsecured line of credit with CFC will reduce the amount that can be drawn under the $250 million secured term loan. Any amounts borrowed under the $250 million term loan would be secured under our first mortgage indenture, with a maturity no later than December 31, 2043.

(3)
Of the portion of this facility that was unavailable at 12/31/13, $114 million related to letters of credit issued to support variable rate demand bonds and $2 million related to letters of credit issued to post collateral to third parties.

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

    Under our unsecured committed lines of credit, we have the ability to issue letters of credit totaling $1.045 billion in the aggregate, of which $794 million remained available at December 31, 2013. However, amounts related to issued letters of credit reduce the amount that would otherwise be available to draw for working capital needs. Also, due to the requirement to have 100% dedicated backup for any commercial paper outstanding, any amounts drawn under our committed credit facilities for working capital or related to issued letters of credit will reduce the amount of commercial paper that we can issue. The majority of our outstanding letters of credit are for the purpose of providing credit enhancement on variable rate demand bonds.

    We are currently issuing commercial paper to provide interim funding for payments related to the construction of Vogtle Units No. 3 and No. 4 and for the upfront premium payments made in connection with our interest rate hedging program. For a discussion of the Plant Vogtle construction, see "BUSINESS – OUR POWER SUPPLY RESOURCES – Future Power Resources – Plant Vogtle Units No. 3 and No. 4." For a discussion of our permanent financing for Vogtle Units No. 3 and No. 4 see "– Financing Activities." For a discussion of the interest rate hedging program, see "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK – Interest Rate Risk."

    Between projected cash on hand and the credit arrangements currently in place, we believe we have sufficient liquidity to cover normal operations and our interim financing needs, including financing for the new Vogtle units under construction.

    Several of our line of credit facilities contain similar financial covenants that require us to maintain minimum patronage capital levels. Currently, we are required to maintain minimum patronage capital of $675 million. As of December 31, 2013, our patronage capital balance was $714.5 million. An additional covenant contained in several of our credit facilities limits our secured indebtedness and our unsecured indebtedness, both as defined in the credit agreements, to $12.0 billion and $4.0 billion, respectively. At December 31, 2013, we had approximately $6.8 billion of secured indebtedness outstanding and $539 million of unsecured indebtedness outstanding.

    Under a power bill prepayment program we offer, members can prepay their power bills from us at a discount for an agreed number of months in advance, after which point the funds are credited against the participating members' monthly power bills. We currently have 18 members participating in the program and a year-end balance of $114.7 million remaining to be applied against future power bills.

    In addition to unrestricted available liquidity, at December 31, 2013 we had $272.7 million of restricted liquidity in connection with deposits made into a Rural Utilities Service Cushion of Credit Account. The deposits in the Cushion of Credit Account were made voluntarily and earn a guaranteed rate of interest of 5% per annum. The funds in the account, including interest thereon, can only be applied to debt service on Rural Utilities Service notes and Rural Utilities Service-

guaranteed Federal Financing Bank notes. From time to time we may deposit additional funds into the Cushion of Credit Account.

    Liquidity Covenants.    At December 31, 2013, we had only one financial agreement in place containing a liquidity covenant. This covenant is in connection with the remaining Rocky Mountain lease transaction and requires us to maintain minimum liquidity of $50 million at all times during the term of the lease. We had sufficient liquidity to meet this covenant in 2013 and expect to have sufficient liquidity to meet this covenant in 2014.

  Financing Activities

    First Mortgage Indenture.    At December 31, 2013, we had $6.2 billion of outstanding debt secured equally and ratably under our first mortgage indenture, an increase of $559 million from December 31, 2012. From time to time, we may issue additional first mortgage obligations ranking equally and ratably with the existing first mortgage indenture obligations. The aggregate principal amount of obligations that may be issued under the first mortgage indenture is not limited; however, our ability to issue additional obligations under the first mortgage indenture is subject to certain requirements related to the certified value of certain of our tangible property, repayment of obligations outstanding under the first mortgage indenture and payments made under certain pledged contracts relating to property to be acquired.

    Rural Utilities Service-Guaranteed Loans.    We currently have four approved Rural Utilities Service-guaranteed loans, funded through the Federal Financing Bank, totaling $871 million that are in various stages of being drawn down, with $459 million remaining to be advanced. As of December 31, 2013, we had $2.7 billion of debt outstanding under various Rural Utilities Service-guaranteed loans, an increase of $561 million from December 31, 2012.

    All of the approved Rural Utilities Service loans will be funded through the Federal Financing Bank and guaranteed by the Rural Utilities Service, and the debt will be secured ratably with all other debt under our first mortgage indenture.

    Department of Energy-Guaranteed Loan.    On February 20, 2014, we closed on a loan with the Department of Energy that will fund up to $3.057 billion of the cost to construct our 30% undivided share of Vogtle Units No. 3 and No. 4. The loan is being funded by the Federal Financing Bank and is backed by a federal loan guarantee provided by the Department of Energy. An initial advance of $725 million was made on the closing date.

    All of the debt under this loan will be secured ratably with all other debt under our first mortgage indenture.

    Bond Financings.    In April 2013, we issued $212.8 million of pollution control revenue bonds to refund a like amount of bonds that were originally issued on our behalf by the Development Authorities of Appling, Burke and Monroe Counties.

  Capital Requirements

    Capital Expenditures.    As part of our ongoing capital planning, we forecast expenditures required for generating facilities and other capital projects. The table below details these forecasts for 2014 through 2016. Actual expenditures may vary from the estimates listed in the table because of factors such as changes in business conditions, design changes and rework required by regulatory bodies, delays in obtaining necessary regulatory approvals, construction delays, changing environmental requirements, and changes in cost of capital, equipment, material and labor.

Capital Expenditures(1)
(dollars in millions)
	2014	2015	2016	Total

Future Generation(2)	$573	$555	$469	$1,597
Existing Generation(3)	150	135	108	393
Environmental Compliance(4)	25	3	0	28
Nuclear Fuel(5)	118	102	92	312
General Plant	6	4	4	14

Total	$872	$799	$673	$2,344

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

    In addition to the amounts reflected in the table above, we expect to incur capitalized costs of $711 million to complete construction of Vogtle Units No. 3 and No. 4. For information regarding the financing for this project, see "– Financing Activities."

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

    Environmental compliance projects currently underway include the installation of flue gas desulfurization equipment and a selective catalytic reduction system at Plant Scherer, both expected to be in service by the end of 2014, and mercury controls at Plant Wansley, expected to be in service by early 2015.

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

    Contractual Obligations.    The table below reflects, as of December 31, 2013, our contractual obligations for the periods indicated.

Contractual Obligations
(dollars in millions)
	2014	2015- 2016	2017- 2018	Beyond 2018	Total

Long-Term Debt:
Principal(1)	$134	$527	$285	$6,008	$6,954
Interest(2)	292	568	558	3,653	5,071
Capital Leases(3)	28	48	30	145	251
Operating Leases	6	9	9	2	26
Rocky Mtn.Lease Transaction(4)	–	–	–	38	38
Chattahoochee O&M Agmts.	24	47	43	3	117
Asset Retirement Obligations(5)	1	6	7	2,441	2,455
Purchase Commitments(6)	154	159	91	155	559

Total	$639	$1,364	$1,023	$12,445	$15,471

(1)
Includes principal amounts that would be due if the credit support facilities for the 2009 and 2010 pollution control bonds were drawn upon and became payable in accordance with their terms, equal to $134 million in 2015 and $112 million in 2016. To date, none of the credit support facilities backing the Series 2009 and 2010 bonds have been drawn upon for principal and we anticipate extending these facilities before their expiration. The nominal maturities of the 2009 and 2010 pollution control bonds range from 2030 through 2038.

(2)
Includes interest expense related to variable rate debt. Future variable rates are based on projected LIBOR and SIFMA interest rate curves as of February 2014.

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

  Credit Rating Risk

    The table below sets forth our current ratings from Standard & Poor's, Moody's Investors Service and Fitch Ratings.

Our Ratings	S&P	Moody's	Fitch

Long-term ratings:
Senior secured rating(1)	A	Baa1	A
Issuer rating	A	Baa2	n/r(2)
Rating outlook	Stable	Stable	Negative
Short-term rating:
Commercial paper rating	A-1	P-2	F1

(1)
We currently have no unsecured ratings assigned to any of our long-term debt.

(2)
n/r indicates no rating assigned for this rating category

    We have financial and other contractual agreements in place containing provisions which, upon a credit rating downgrade below specified levels, may require the posting of collateral in the form of letters of credit or other acceptable collateral. Our primary exposure to potential collateral postings is at rating levels of BBB-/Baa3 or below. As of December 31, 2013, our maximum potential collateral requirements were as follows:

    At senior secured rating levels:

•
a total of approximately $50 million at a senior secured level of BBB-/Baa3,

•
a total of approximately $174 million at a senior secured level of BB+/Ba1 or below, and

    At senior unsecured or issuer rating levels:

•
a total of approximately $106,000 at a senior unsecured or issuer rating level of BBB-/Baa3,

•
a total of approximately $5 million at a senior unsecured or issuer rating level of BB+/Ba1 or below.

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

  Off-Balance Sheet Arrangements

    We do not currently have any material off-balance sheet arrangements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Due to our cost-based rate structure, we have limited exposure to market risks. However, changes in interest rates, equity prices, and commodity prices may result in fluctuations in member rates. We use derivatives only to manage this volatility and do not use derivatives for speculative purposes.

    The Dodd-Frank Wall Street Reform and Consumer Protection Act enacted in July 2010 could impact our use of over-the-counter derivatives. As a commercial end-user, we are exempt from certain provisions of the Dodd-Frank Act. In addition, our cooperative status exempts our transactions with certain other cooperatives from additional requirements. We are however subject to recordkeeping and reporting requirements, and we may be subject to additional regulations as they are finalized. Such regulations may impose additional requirements on the use of over-the-counter derivatives and could affect the availability and cost of over-the-counter derivatives. The full and final impact and cost of the Dodd-Frank Act, which we do not expect to be significant, cannot be determined until all regulations are finalized. For additional information regarding our rate structure, see "BUSINESS – OGLETHORPE POWER CORPORATION – Electric Rates."

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

Interest Rate Risk

    At December 31, 2013, we were exposed to the risk of changes in interest rates related to our $1.4 billion of variable rate debt, which includes $744 million of commercial paper outstanding (which typically has maturities of between 1 and 90 days), a $260 million bank term loan and $368 million of pollution control bond debt outstanding (including weekly rate bonds, auction rate securities subject to repricing every 35 days. At December 31, 2013, the weighted average interest rate on this variable rate debt was 0.46%. If, during 2014, interest rates on this debt changed a hypothetical 100 basis points on the respective repricing dates and remained at that level for the remainder of the year, annual interest expense would change by approximately $12 million.

    Our objective in managing interest rate risk is to maintain a balance of fixed and variable rate debt that will lower our overall borrowing costs within reasonable risk parameters. As part of this debt management strategy we have a general guideline of having between 15% and 30% variable rate debt to total debt. At December 31, 2013, we had 18% of our total debt, including commercial paper and capital lease debt, in a variable rate mode.

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

    The interest rate options we purchased, commonly known as LIBOR swaptions, give us the future right, but not the obligation, to enter into a swap in which we would pay a fixed rate and receive a floating LIBOR rate. However, the swaptions are required to be cash settled based on their value on the expiration date before any payments on the underlying swap are actually made. As a result, the swaptions effectively cap our interest rates by offsetting the present value cost of an increase in interest rates above the fixed rate. The cash settlement value depends on the extent to which prevailing LIBOR swap rates exceed the fixed rate on the underlying swap, and the value would be zero if swap rates are at or below the fixed rate upon expiration. The fixed rates on the LIBOR swaptions we purchased are in the range of 25 to 75 basis points above LIBOR swap rates in effect as of December 31, 2013 and the weighted average fixed rate is 4.15%. The swaptions' expiration dates are timed to match the borrowing schedule for the new Vogtle units that was in place when we implemented this hedging program and the swaptions are designed to hedge the interest rates for a portion of these borrowings through 2017.

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

  Capital Leases

    We entered into a power purchase and sale agreement with Doyle I, LLC to purchase all of the output from a five-unit gas-fired generation facility. The Doyle agreement is reported on our balance sheet as a capital lease. The lease payments vary to the extent the interest rate on the lessor's debt varies from 6.00%. At December 31, 2013, the weighted average interest rate on the lease obligation was 5.94%.

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

    A 10% decline in the value of the internal and external funds' equity securities as of December 31, 2013 would result in a loss of value to the funds of approximately $25 million. For further discussion on our nuclear decommissioning trust funds, see Note 1 of Notes to Consolidated Financial Statements.

Commodity Price Risk

  Coal

    We are also exposed to the risk of changing prices for fuels, including coal and natural gas. We have interests in 1,501 megawatts of coal-fired nameplate capacity at Plants Scherer and Wansley. We purchase coal under term contracts and in spot-market transactions. Some of our coal contracts provide volume flexibility and most have fixed or capped prices. We anticipate that our existing contracts and stockpiles will provide fixed prices for 100% of our remaining 2014 forecasted coal requirements at Plants Scherer and Wansley, respectively, and 79% and 100% of our forecasted 2015 coal requirements at Plants Scherer and Wansley, respectively.

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

    We manage exposure to fluctuations in the market price of natural gas for approximately 13 of our members who have elected to participate in our natural gas hedging program. This program layers in fixed prices over a rolling eight-quarter time horizon using natural gas swap arrangements for a portion of the forecasted gas requirements related to the gas-fired resources that we manage and/or operate. We also use natural gas swap arrangements to hedge natural gas requirements associated with short-term electricity sales into the wholesale market. Under these swap agreements, we pay the counterparty a fixed price for specified natural gas quantities and receive a payment for such quantities based on a market price index. These payment obligations are netted, such that if the market price index is lower than the fixed price, we will make a net payment, and if the market price index is higher than the fixed price, we will receive a net payment. If the natural gas swaps had been terminated on December 31, 2013, we would have received a net payment of approximately $1.0 million. As of December 31, 2013, approximately 9% of our 2014 total system forecasted natural gas requirements (including requirements for the Smarr facilities) were hedged under swap arrangements. A hypothetical 10% decline in the market price of natural gas would have resulted in a decrease of approximately $1.9 million to the fair value of our natural gas swap agreements. Effective April 1 of each year, additional members may elect to participate in our natural gas hedging program. Members may choose to discontinue receiving these natural gas price management services at any time.

Changes in Risk Exposure

    Our exposure to changes in interest rates, the price of equity securities we hold, and commodity prices have not changed materially from the previous reporting period.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index To Financial Statements

Page
Consolidated Statements of Revenues and Expenses, For the Years Ended December 31, 2013, 2012 and 2011	56
Consolidated Statements of Comprehensive Margin, For the Years Ended December 31, 2013, 2012 and 2011	57
Consolidated Balance Sheets, at December 31, 2013 and 2012	58
Consolidated Statements of Capitalization, As of December 31, 2013 and 2012	60
Consolidated Statements of Cash Flows, For the Years Ended December 31, 2013, 2012 and 2011	61
Consolidated Statements of Patronage Capital and Membership Fees and Accumulated Other Comprehensive Margin (Deficit), For the Years Ended December 31, 2013, 2012, and 2011	62
Notes to Consolidated Financial Statements	63
Report of Independent Registered Public Accounting Firm	87

OGLETHORPE POWER CORPORATION
CONSOLIDATED STATEMENTS OF REVENUES AND EXPENSES
For the years ended December 31, 2013, 2012 and 2011

	(dollars in thousands)
	2013	2012	2011

Operating revenues:
Sales to Members	$1,166,618	$1,204,008	$1,224,238
Sales to non-Members	78,758	120,102	166,040

Total operating revenues	1,245,376	1,324,110	1,390,278

Operating expenses:
Fuel	442,425	516,223	531,147
Production	369,730	371,909	357,069
Depreciation and amortization	158,375	160,849	199,040
Purchased power	56,084	50,022	56,634
Accretion	22,900	19,554	18,249
Deferral of Hawk Road and Smith Energy Facilities effect on net margin	(35,662)	(16,280)	(9,681)

Total operating expenses	1,013,852	1,102,277	1,152,458

Operating margin	231,524	221,833	237,820

Other income:
Investment income	33,558	28,684	29,496
Gain on termination of Rocky Mountain transactions	–	18,976	–
Amoritization of deferred gains	1,788	4,535	5,660
Allowance for equity funds used during construction	2,397	2,879	2,904
Other	5,690	6,413	6,204

Total other income	43,433	61,487	44,264

Interest charges:
Interest expense	313,491	307,482	296,138
Allowance for debt funds used during construction	(95,886)	(83,892)	(72,692)
Amortization of debt discount and expense	15,872	20,410	20,901

Net interest charges	233,477	244,000	244,347

Net margin	$41,480	$39,320	$37,737

The accompanying notes are an integral part of these consolidated financial statements.

OGLETHORPE POWER CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE MARGIN
For the years ended December 31, 2013, 2012 and 2011

	(dollars in thousands)
	2013	2012	2011

Net Margin	$41,480	$39,320	$37,737

Other comprehensive margin:
Unrealized (loss) gain on available-for-sale securities	(1,452)	285	1,087

Total comprehensive margin	$40,028	$39,605	$38,824

The accompanying notes are an integral part of these consolidated financial statements.

OGLETHORPE POWER CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2013 and 2012

	(dollars in thousands)
	2013	2012

Assets
Electric plant:
In service	$8,050,103	$7,506,707
Less: Accumulated provision for depreciation	(3,615,375)	(3,472,087)

	4,434,728	4,034,620
Nuclear fuel, at amortized cost	341,012	321,196
Construction work in progress	2,212,224	2,240,920

Total electric plant	6,987,964	6,596,736

Investments and funds:
Nuclear decommissioning trust fund	343,698	300,785
Deposit on Rocky Mountain transactions	15,379	14,392
Investment in associated companies	66,437	60,770
Long-term investments	81,720	77,022
Restricted cash	34,975	8,953
Other	719	1,084

Total investments and funds	542,928	463,006

Current assets:
Cash and cash equivalents	408,193	298,565
Restricted short-term investments	272,686	64,671
Receivables	128,992	134,896
Inventories, at average cost	286,168	263,949
Prepayments and other current assets	16,894	16,073

Total current assets	1,112,933	778,154

Deferred charges and other assets:
Deferred debt expense, being amortized	57,175	63,210
Regulatory assets	331,108	352,902
Other	63,104	60,558

Total deferred charges	451,387	476,670

Total assets	$9,095,212	$8,314,566

The accompanying notes are an integral part of these consolidated financial statements.

OGLETHORPE POWER CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2013 and 2012

	(dollars in thousands)
	2013	2012

Equity and Liabilities
Capitalization:
Patronage capital and membership fees	$714,489	$673,009
Accumulated other comprehensive margin	(549)	903

	713,940	673,912
Long-term debt	6,817,518	5,784,130
Obligations under capital leases	121,731	135,943
Obligation under Rocky Mountain transactions	15,379	14,392

Total capitalization	7,668,568	6,608,377

Current liabilities:
Long-term debt and capital leases due within one year	152,153	168,393
Short-term borrowings	279,407	569,480
Accounts payable	101,529	145,451
Accrued interest	58,193	58,649
Accrued and withheld taxes	22,877	4,881
Members power bill prepayments, current	82,405	65,079
Other current liabilities	19,376	19,539

Total current liabilities	715,940	1,031,472

Deferred credits and other liabilities:
Gain on sale of plant, being amortized	22,157	23,638
Asset retirement obligations	408,050	381,362
Member power bill prepayments, non-current	32,313	40,853
Power sale agreement, being amortized	26,107	40,355
Regulatory liabilities	158,789	129,985
Other	63,288	58,524

Total deferred credits and other liabilities	710,704	674,717

Total equity and liabilities	$9,095,212	$8,314,566

Commitments and Contingencies (Notes 1, 9, 11 and 12)

The accompanying notes are an integral part of these consolidated financial statements.

OGLETHORPE POWER CORPORATION
CONSOLIDATED STATEMENTS OF CAPITALIZATION
December 31, 2013 and 2012

	(dollars in thousands)
	2013	2012

Secured Long-term debt:
First mortgage notes payable to the Federal Financing Bank at interest rates varying from 2.20% to 8.43% (average rate of 4.41% at December 31, 2013) due in quarterly installments through 2043	$2,676,813	$2,115,640
First mortgage notes payable to National Rural Utilities Cooperative Finance Corporation at interest rates varying from 3.65% to 4.90% (average rate of 4.31% at December 31, 2013) due in quarterly installments through 2020	5,892	6,659
First mortgage bonds payable:
• Series 2006 First Mortgage Bonds, 5.534%, due 2031 through 2035	300,000	300,000
• Series 2007 First Mortgage Bonds, 6.191%, due 2024 through 2031	500,000	500,000
• Series 2009A First Mortgage Bonds, 6.10%, due 2019	350,000	350,000
• Series 2009B First Mortgage Bonds, 5.95%, due 2039	400,000	400,000
• Series 2009 Clean renewable energy bond, 1.81%, due 2024	11,114	12,124
• Series 2010A First Mortgage Bonds, 5.375% due 2040	450,000	450,000
• Series 2011A First Mortgage Bonds, 5.25% due 2050	300,000	300,000
• Series 2012A First Mortgage Bonds, 4.20% due 2042	250,000	250,000
First mortgage notes issued in connection with the sale of pollution control revenue bonds through the Development Authorities of Appling, Burke, Heard and Monroe Counties, Georgia:
• Series 2003A Burke, Heard, Monroe and 2003B Burke Auction rate bonds, 0.29%, due 2024	95,230	95,230
• Series 2004 Burke and Monroe Auction rate bonds, 0.30%, due 2020	11,525	11,525
• Series 2005 Burke and Monroe Auction rate bonds, 0.25%, due 2040	15,865	15,865
• Series 2008A through 2008C Burke Fixed rate bonds, 5.30% to 5.70%, due 2032 through 2043	255,035	255,035
• Series 2008E Burke Fixed rate bonds, 7.00%, due 2020 through 2023	144,750	144,750
• Series 2008G Burke Term rate bonds, fully redeemed March 2013	–	22,325
• Series 2009A Heard and Monroe, and 2009B Monroe Weekly rate bonds, 0.04% to 0.05%, due 2030 through 2038	112,055	112,055
• Series 2010A Burke and Monroe, and 2010B Burke Weekly rate bonds, 0.05% to 0.06%, due 2036 through 2037	133,550	133,550
• Series 2011A Appling, Burke and Monroe Term rate bonds, fully redeemed March 2013	–	180,380
• Series 2012A Monroe Term rate bonds, fully redeemed March 2013	–	10,055
• Series 2013A Appling, Burke and Monroe Term rate bonds, 2.40% through April 1, 2020, due 2038 through 2040	212,760	–
CoBank, ACB notes payable:
• Transmission first mortgage notes payable: variable at 2.04% to 3.25% through January 30, 2014, due in bimonthly installments through November 1, 2018	890	1,014
• Transmission first mortgage notes payable: variable at 2.04% to 3.25% through January 30, 2014, due in bimonthly installments through September 1, 2019	3,814	4,242

Total Secured Long-term, net	$6,229,293	$5,670,449
Unsecured bank term loans:
Term loan: variable at 1.42% through January 8, 2013, due April 2014	260,000	260,000
Commercial paper refinanced on a long-term basis	465,000	–

Total long-term debt	$6,954,293	$5,930,449
Obligations under capital leases	140,212	161,249
Obligation under Rocky Mountain transactions	15,379	14,392
Patronage capital and membership fees	714,489	673,009
Accumulated other comprehensive margin (deficit)	(549)	903

Subtotal	7,823,824	6,780,002
Less: long-term debt and capital leases due within one year	(152,153)	(168,393)
Less: unamortized bond discounts on long-term debt	(3,103)	(3,232)

Total capitalization	$7,668,568	$6,608,377

The accompanying notes are an integral part of these consolidated financial statements

OGLETHORPE POWER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2013, 2012 and 2011

	(dollars in thousands)
	2013	2012	2011

Cash flows from operating activities:
Net margin	$41,480	$39,320	$37,737

Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization, including nuclear fuel	296,546	301,442	321,715
Accretion cost	22,900	19,554	18,249
Amortization of deferred gains	(1,788)	(45,952)	(5,660)
Allowance for equity funds used during construction	(2,397)	(2,879)	(2,904)
Deferred outage costs	(43,302)	(26,392)	(56,358)
Deferral of Hawk Road and Smith Energy Facilities effect on net margin	(35,662)	(16,280)	(9,681)
Gain on sale of investments	(24,962)	(10,784)	(14,915)
Regulatory deferral of costs associated with nuclear decommissioning	10,181	(710)	5,089
Other	(8,718)	(7,786)	(10,598)
Change in operating assets and liabilities:
Receivables	4,743	(17,465)	(8,456)
Inventories	(22,219)	(17,154)	(40,774)
Prepayments and other current assets	191	(355)	(2,146)
Accounts payable	(32,665)	(12,714)	8,617
Accrued interest	(456)	(32,457)	14,671
Accrued and withheld taxes	17,996	(16,237)	(6,362)
Other current liabilities	318	(412)	542
Member power bill prepayments	8,787	3,613	(10,177)

Total adjustments	189,493	117,032	200,852

Net cash provided by operating activities	230,973	156,352	238,589

Cash flows from investing activities:
Property additions	(628,216)	(646,486)	(839,503)
Plant acquisitions	–	–	(530,293)
Activity in nuclear decommissioning trust fund – Purchases	(568,979)	(657,638)	(1,068,979)
– Proceeds	563,712	651,709	1,063,277
Activity in bond, reserve and construction funds – Purchases	–	2,719	–
(Increase) decrease in restricted cash and cash equivalents	(26,022)	34,574	(37,383)
(Increase) decrease in restricted short-term investments	(208,015)	42,005	(9,390)
Activity in other long-term investments – Purchases	(40,593)	(6,278)	(2,469)
– Proceeds	41,652	14,772	1,100
Activity on interest rate options – Purchases/Collateral returned	(187,190)	(208,850)	(100,000)
– Collateral received	213,210	174,730	43,070
Other	6,626	(19,055)	(10,254)

Net cash used in investing activities	(833,815)	(617,798)	(1,490,824)

Cash flows from financing activities:
Long-term debt proceeds	888,857	366,008	1,163,593
Long-term debt payments	(351,273)	(164,938)	(288,722)
Increase in short-term borrowings	174,927	108,386	155,135
Other	(41)	6,884	(6,312)

Net cash provided by financing activities	712,470	316,340	1,023,694

Net increase (decrease) in cash and cash equivalents	109,628	(145,106)	(228,541)
Cash and cash equivalents at beginning of period	298,565	443,671	672,212

Cash and cash equivalents at end of period	$408,193	$298,565	$443,671

Supplemental cash flow information:
Cash paid for –
Interest (net of amounts capitalized)	$213,404	$246,705	$196,629

Supplemental disclosure of non-cash investing and financing activities:
Change in plant expenditures included in accounts payable	$(3,473)	$32,657	$(7,848)

The accompanying notes are an integral part of these consolidated financial statements.

OGLETHORPE POWER CORPORATION
CONSOLIDATED STATEMENTS OF PATRONAGE CAPITAL AND MEMBERSHIP FEES AND
ACCUMULATED OTHER COMPREHENSIVE MARGIN (DEFICIT)

For the years ended December 31, 2013, 2012 and 2011

	(dollars in thousands)
	Patronage Capital and Membership Fees	Accumulated Other Comprehensive Margin (Deficit)	Total

Balance at December 31, 2010	$595,952	$(469)	$595,483

Components of comprehensive margin in 2011
Net margin	37,737	–	37,737
Unrealized gain on available-for-sale securities	–	1,087	1,087

Total comprehensive margin			38,824

Balance at December 31, 2011	$633,689	$618	$634,307

Components of comprehensive margin in 2012
Net margin	39,320	–	39,320
Unrealized gain on available-for-sale securities	–	285	285

Total comprehensive margin			39,605

Balance at December 31, 2012	$673,009	$903	$673,912

Components of comprehensive margin in 2013
Net margin	41,480	–	41,480
Unrealized loss on available-for-sale securities	–	(1,452)	(1,452)

Total comprehensive margin			40,028

Balance at December 31, 2013	$714,489	$(549)	$713,940

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2013, 2012 and 2011

1. Summary of significant accounting policies:

a. Business description

    Oglethorpe Power Corporation is an electric membership corporation incorporated in 1974 and headquartered in metropolitan Atlanta, GA that operates on a not-for-profit basis. We are owned by 38 retail electric distribution cooperative members in Georgia. The wholesale electric power we provide consists of a combination of generating units totaling 7,035 megawatts of summer planning reserve capacity. Our members in turn distribute energy on a retail basis to approximately 4.1 million people.

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

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2013 and 2012 and the reported amounts of revenues and expenses for each of the three years in the period ended December 31, 2013. Actual results could differ from those estimates.

c. Patronage capital and membership fees

    We are organized and operate as a cooperative. Our members paid a total of $190 in membership fees. Patronage capital includes retained net margin. Any excess of revenue over expenditures from operations is treated as advances of capital by our members and is allocated to each of them on the basis of their fixed percentage capacity cost responsibilities in our generation and purchased power resources.

    Any distributions of patronage capital are subject to the discretion of our board of directors, subject to first mortgage indenture requirements. Under our first mortgage indenture, we are prohibited from making any distribution of patronage capital to our members if, at the time of or after giving effect to, (i) an event of default exists under the indenture, (ii) our equity as of the end of the immediately preceding fiscal quarter is less than 20% of our total long-term debt and equities, or (iii) the aggregate amount expended for distributions on or after the date on which our equity first reaches 20% of our total long-term debt and equities exceeds 35% of our aggregate net margins earned after such date. This last restriction, however will not apply if, after giving effect to such distribution, our equity as of the end of the immediately preceding fiscal quarter is not less than 30% of our long-term debt and equities.

d. Accumulated other comprehensive margin (deficit)

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

Accumulated Other Comprehensive Margin (Deficit)
(dollars in thousands)
Available-for-sale Securities

Balance at December 31, 2010	$(469)
Unrealized gain	1,461
(Gain) reclassified to net margin	(374)

Balance at December 31, 2011	618
Unrealized gain	770
(Gain) reclassified to net margin	(485)

Balance at December 31, 2012	903
Unrealized (loss)	(1,396)
(Gain) reclassified to net margin	(56)

Balance at December 31, 2013	$(549)

e. Margin policy

    We are required under our first mortgage indenture to produce a margins for interest ratio of at least 1.10 for each fiscal year. For the years 2013, 2012 and 2011, we achieved a margins for interest ratio of 1.14.

f. Operating revenues

    Operating revenues from sales to members consist primarily of electricity sales pursuant to long-term wholesale power contracts which we maintain with each of our members. These wholesale power contracts obligate each member to pay us for capacity and energy furnished in accordance with rates we establish. Electricity revenues are recognized when capacity and energy are provided. Capacity revenues recover our fixed costs plus a targeted margin and are charged regardless of whether our generation and purchased power resources are dispatched to produce electricity. Capacity revenues are based on an annual budget and, notwithstanding budget adjustments to meet our targeted margin, are recorded equally throughout the year. Energy revenues recover variable costs, such as fuel, incurred to generate or purchase electricity and are recorded such that energy revenues equal the actual energy costs incurred.

    Operating revenues from sales to non-members consists primarily of capacity and energy sales at Smith. During 2013, energy sales accounted for all sales to non-members. In 2012, non-member sales were comprised of capacity and energy sales to Georgia Power Company, as well as energy sales to other non-members. We acquired Smith in April 2011 and the acquisition included a power purchase and sale agreement with Georgia Power that expired on May 31, 2012. For further discussion of the Smith acquisition, see Note 13.

    The following table reflects members whose revenues accounted for 10% or more of our total operating revenues in 2013, 2012 and 2011:

	2013	2012	2011

Cobb EMC	13.2%	12.8%	12.5%
Jackson EMC	10.9%	11.9%	10.9%

(1)
None of our other members accounted for 10% or more of our total operating revenues in 2013, 2012 or 2011.

    In 2011, the Rural Utilities Service approved a rate change that permitted us to implement two rate management programs that allow us to expense and recover certain costs on a current basis that would otherwise be deferred or capitalized. The subscribing members of Smith and/or Vogtle Units No. 3 and No. 4, can elect to participate in one, both or neither of these two programs on an annual basis. The Smith program allows for the accelerated recovery of deferred net costs related to Smith. The Smith program became effective December 31, 2011. The Vogtle program allows for the recovery of financing costs associated with the construction of Vogtle Units No. 3 and No. 4 on a current basis. This program became effective January 1, 2012. Under these programs, amounts billed to our members in 2013, 2012 and 2011 were $13,962,000, $26,149,000 and $5,436,000, respectively.

g. Receivables

    A substantial portion of our receivables are related to electricity sales to our members. These receivables are recorded at the invoiced amount and do not bear interest. Our members are required through the wholesale power contracts to reimburse us for all costs. Member receivables at December 31, 2013 and 2012 were $117,287,000 and $109,673,000, respectively. The remainder of our receivables is primarily related to transactions with affiliated companies, electricity sales to non-members and to interest income on investments. Uncollectible amounts, if any, are identified on a specific basis and charged to expense in the period determined to be uncollectible.

h. Nuclear fuel cost

    The cost of nuclear fuel, including a provision for the disposal of spent fuel, is being amortized to fuel expense based on usage. The total nuclear fuel expense for 2013, 2012 and 2011 amounted to $86,828,000, $81,723,000, and $74,814,000, respectively.

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

    In subsequent claims filed against the Department of Energy by Georgia Power as agent for the co-owners, damages for spent nuclear fuel storage costs at Hatch and Vogtle Units No. 1 and No. 2 are being sought for the period of January 2005 through December 2013. No amounts have been recognized in the financial statements as of December 31, 2013 for these claims. The final outcome of these matters cannot be determined at this time.

    An on-site dry storage facility at Vogtle Units No. 1 and No. 2 began operation in October 2013. At Hatch, an on-site dry spent fuel storage facility is also operational. Facilities at both plants can be expanded to accommodate spent fuel through the expected life of each plant.

i. Asset retirement obligations and other retirement costs

    Asset retirement obligations represent the present value of the estimated costs for an asset's future retirement and are recorded in the period in which the liability is incurred. The liability we recognized primarily relates to decommissioning at our nuclear facilities. In addition, we have retirement obligations related to ash ponds, gypsum, landfill sites and asbestos removal.

    Under the accounting provisions for regulated operations, we record an offsetting regulatory asset or liability to reflect the difference in timing of recognition of the costs of nuclear decommissioning for financial statement purposes and for ratemaking purposes. For information regarding the regulatory asset or liability for asset retirement obligations, see Note 1s.

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

    The following tables reflect the details of the Asset Retirement Obligations included in the balance sheets for the years 2013 and 2012.

	(dollars in thousands)
	2013	2012

Balance at beginning of year	$381,362	$298,758
Liabilities incurred	–	1,632
Liabilities settled	(1,392)	(1,117)
Accretion	22,900	19,554
Change in Cash Flow Estimates	5,180	62,535

Balance at end of year	$408,050	$381,362

    Accounting standards for asset retirement and environmental obligations do not permit non-regulated entities to accrue future retirement costs associated with long-lived assets for which there are no legal obligations to retire. In accordance with regulatory treatment of these costs, we continue to recognize the retirement costs for these other obligations in depreciation rates. For information regarding accumulated retirement costs for other obligations, see Note 1s.

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

    We have not collected any provision for decommissioning 2013, 2012 and 2011 because the balance in the decommissioning trust fund is expected to be sufficient to fund the nuclear decommissioning obligation in future years. In projecting future costs, the escalation rate for labor, materials and equipment was assumed to be 2.4%. We assume a 6.0% earnings rate for our decommissioning trust fund assets. Since inception (1990) to 2013, the nuclear decommissioning trust fund has produced an average annualized return of approximately 7.5%. Notwithstanding the results of the revised site studies, our management believes that any increase in cost estimates of decommissioning can be recovered in future rates.

k. Depreciation

    Depreciation is computed on additions when they are placed in service using the composite straight-line method. The depreciation rates for steam and nuclear below reflect revised rates from 2011 depreciation rate studies. Annual depreciation rates, as approved by the Rural Utilities Service, in effect in 2013, 2012 and 2011 were as follows:

	Range of Useful Life in years*	2013	2012	2011

Steam production	49-65	1.82%	1.85%	1.88%
Nuclear production	37-60	1.54%	1.54%	1.45%
Hydro production	50	2.00%	2.00%	2.00%
Other production	27-33	2.55%	2.74%	2.74%
Transmission	36	2.75%	2.75%	2.75%
General	3-50	2.00-33.33%	2.00-33.33%	2.00-33.33%

*
Calculated based on the composite depreciation rates in effect for 2013.

    Depreciation expense for the years 2013, 2012 and 2011 was $171,240,000, $164,901,000, and $165,603,000, respectively.

l. Electric plant

    Electric plant is stated at original cost, which is the cost of the plant when first dedicated to public service, plus the cost of any subsequent additions. Cost includes an allowance for the cost of equity and debt funds used during construction and allocable overheads. For the years ended 2013, 2012 and 2011, the allowance for funds used during construction rates were 4.93%, 5.12% and 5.55%, respectively.

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

m. Cash and cash equivalents

    We consider all temporary cash investments purchased with an original maturity of three months or less to be cash equivalents. Temporary cash investments with maturities at the time of purchase of more than three months are classified as other short-term investments.

n. Restricted cash

    At December 31, 2013 and 2012, we had restricted cash totaling $35,131,000 and $9,109,000, respectively, of which $34,975,000 and $8,953,000, respectively was classified as long-term. The long-term restricted cash balance at December 31, 2013 and 2012 consisted of funds posted as collateral by counterparties to our interest rate options. See Note 3 for a discussion of our interest rate options.

o. Restricted short-term investments

    At December 31, 2013 and 2012, we had $272,686,000 and $64,671,000, respectively, on deposit with the Rural Utilities Service in the Cushion of Credit Account. The restricted funds can only be utilized for future Rural Utilities Service/Federal Financing Bank debt service payments. The deposit earns interest at a Rural Utilities Service guaranteed rate of 5% per annum.

p. Inventories

    We maintain inventories of fossil fuel and spare parts, including materials and supplies for our generation plants. These inventories are stated at weighted average cost on the accompanying balance sheets.

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

    At December 31, 2013 and 2012, fossil fuels inventories were $124,359,000 and $94,491,000, respectively. Inventories for spare parts at December 31, 2013 and 2012 were $161,808,000 and $169,458,000, respectively.

q. Deferred charges and other assets

    We account for debt issuance costs as deferred debt expense. Deferred debt expense is amortized to expense on a straight-line basis over the life of the respective debt issues, which approximates the effective interest rate method. As of December 31, 2013, the remaining amortization periods for debt issuance costs range from approximately 1 to 37 years.

r. Deferred credits and other liabilities

    We have a power bill prepayment program pursuant to which members can prepay their power bills from us at a discount based on our avoided cost of borrowing. The prepayments are credited against the participating members' power bills in the month(s) agreed upon in advance. The discounts are credited against the power bills and are recorded as a reduction to member revenues. At December 31, 2013, member power bill prepayments as reflected on the consolidated balance sheets, including unpaid discounts, were $114,718,000, of which, $82,405,000 is classified as a current liability and $32,313,000 as deferred credits and other liabilities. The prepayments are being applied against members' power bills through January 2018, with the majority of the remaining balance scheduled to be applied by the end of 2014.

    We have recorded a liability for a power sale agreement assumed in conjunction with the Hawk Road acquisition in May 2009. The liability is being amortized over the remaining life of the agreement which ends in 2015.

s. Regulatory assets and liabilities

    We apply the accounting guidance for regulated operations. Regulatory assets represent certain costs that are probable of recovery from our members in future revenues through rates under the wholesale power contracts with our members, which extend through December 31, 2050. Regulatory liabilities represent certain items of income that we are retaining and that will be applied in the future to reduce revenues required to be recovered from members.

    The following regulatory assets and liabilities are reflected on the accompanying balance sheets as of December 31, 2013 and 2012:

	(dollars in thousands)
	2013	2012

Regulatory Assets:
Premium and loss on reacquired debt	$82,499	$86,319	(a)
Amortization on capital leases	16,124	28,670	(b)
Outage costs	35,155	30,901	(c)
Interest rate swap termination fees	13,336	17,326	(d)
Asset retirement obligations	–	11,382	(e)
Depreciation expense	48,362	49,785	(f)
Vogtle Units No. 3 and No. 4 training costs	27,678	23,030	(g)
Interest rate options cost	38,984	75,716	(h)
Effects on net margin – Smith Energy Facility	63,491	21,394	(i)
Other regulatory assets	5,479	8,379	(j)

Total Regulatory Assets	331,108	352,902
Regulatory Liabilities:
Accumulated retirement costs for other obligations	$24,520	$28,846	(e)
Effects on net margin – Hawk Road Energy Facility	23,379	17,113	(i)
Major maintenance sinking fund	28,064	30,948	(k)
Debt service adder	57,223	47,486	(l)
Asset retirement obligations	19,508	–	(e)
Other regulatory liabilities	6,095	5,592	(j)

Total Regulatory Liabilities	158,789	129,985

Net regulatory assets	$172,319	$222,917

(a)
Represents premiums paid, together with unamortized transaction costs related to reacquired debt being amortized over the period of the refunding debt, which range up to 30 years.

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

(h)
Deferral of net loss associated with the change in fair value of the interest rate options to hedge interest rates on a portion of expected borrowings related to Plant Vogtle Units No.3 and No.4 construction. Amortization will commence effective with the expected principal repayment of the DOE-guaranteed loan and amortized over the expected remaining life of DOE-guaranteed loan which will finance a portion of the construction project.

(i)
Effects on net margin for Smith and Hawk Road Energy Facilities are deferred until the end of 2015 and will be amortized over the remaining life of each plant.

(j)
The amortization periods for other regulatory assets range up to 35 years and the amortization periods of other regulatory liabilities range up to 18 years.

(k)
Represents collections for future major maintenance costs; revenues to be recognized as major maintenance costs are incurred.

(l)
Collections to fund debt payments in excess of depreciation expense through the end of 2025; deferred revenues will be amortized over the remaining useful life of the plants.

t. Other income

    The components of other income within the Consolidated Statement of Revenues and Expenses were as follows:

	(dollars in thousands)
	2013	2012	2011

Capital credits from associated companies (Note 4)	$1,954	$1,919	$2,095
Net revenue from Georgia Transmission and Georgia System Operations for shared Administrative and General costs	4,459	4,280	4,071
Miscellaneous other	(723)	214	38

Total	$5,690	$6,413	$6,204

u. New accounting pronouncements

    In December 2011, the Financial Accounting Standards Board (FASB) issued "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities," which modifies the disclosure requirements for offsetting financial instruments and derivative instruments. The update requires an entity to disclose information about offsetting and related arrangements and the effect of those arrangements on its financial position. The adoption of this standard was effective for us January 1, 2013 and did not have an impact on our consolidated financial statements.

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

    The table below details assets and liabilities measured at fair value on a recurring basis for the periods ended December 31, 2013 and 2012, respectively.

	Fair Value Measurements at Reporting Date Using
	December 31, 2013		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique

	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$143,929		$143,929	$–	$–	(1)
International equity trust	72,466		–	72,466	–	(1)
Corporate bonds	39,863		–	39,863	–	(1)
U.S. Treasury and government agency securities	44,846		44,846	–	–	(1)
Agency mortgage and asset backed securities	30,133		–	30,133	–	(1)
Municipal Bonds	641		–	641	–	(1)
Other	11,820		11,820	–	–	(1)
Long-term investments:
Corporate bonds	6,487		–	6,487	–	(1)
U.S. Treasury and government agency securities	8,563		8,563	–	–	(1)
Agency mortgage and asset backed securities	3,679		–	3,679	–	(1)
International equity trust	11,148		–	11,148	–	(1)
Mutual funds	51,559		51,559	–	–	(1)
Other	284		284	–	–	(1)
Interest rate options	63,471	(1)	–	–	63,471	(3)
Natural gas swaps	1,011		–	1,011	–	(1)

	Fair Value Measurements at Reporting Date Using
	December 31, 2012		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique

	(dollars in thousands)
Nuclear Decommissioning trust funds:
Domestic equity	$118,329		$118,329	$–	$–	(1)
International equity	48,105		48,105			(1)
Corporate bonds	53,172		–	53,172	–	(1)
U.S. Treasury and government agency securities	46,626		46,626	–	–	(1)
Agency mortgage and asset backed securities	21,273		–	21,273	–	(1)
Other	13,280		13,280	–	–	(1)
Long-term investments:
Corporate bonds	5,762		–	5,762	–	(1)
U.S. Treasury and government agency securities	7,387		7,387	–	–	(1)
Agency mortgage and asset backed securities	2,526		–	2,526	–	(1)
Mutual funds	60,972		60,972	–	–	(1)
Other	375		375	–	–	(1)
Interest rate options	25,783	(1)	–	–	25,783	(3)
Natural gas swaps	(1,085)		–	(1,085)	–	(1)

(1)
Interest rate options as reflected on the Consolidated Balance Sheet includes the fair value of the interest rate options offset by $34,970,000 and $8,950,000 of collateral received by the counterparties at December 31, 2013 and 2012, respectively.

    The Level 2 investments above in corporate bonds and agency mortgage and asset backed securities may not be exchanged traded. The fair value measurements for these investments are based on a market approach, including the use of observable inputs. Common inputs include reported trades and broker/dealer bid/ask prices.

    The following tables present the changes in Level 3 assets measured at fair value on a recurring basis during the years ended December 31, 2013 and 2012, respectively.

Year Ended December 31, 2013
Interest rate options

(dollars in thousands)
Assets:
Balance at December 31, 2012	$25,783
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	37,688

Balance at December 31, 2013	$63,471

	Year Ended December 31, 2012
	Nuclear decommissioning trust funds	Long-term investments	Interest rate options

	(dollars in thousands)
Assets:
Balance at December 31, 2011	$(982)	$7,713	$69,446
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	982	887	(43,663)
Purchases, issuances, liquidations	–	(8,600)	–

Balance at December 31, 2012	$–	$–	$25,783

    We estimate the value of the interest rate options as the sum of time value and any intrinsic value minus a counterparty credit adjustment. Intrinsic value is the value of the underlying swap, which we are able to calculate based on the forward LIBOR swap rates, the fixed rate on the underlying swap, the time to expiration, the term of the underlying swap and discount rates, all of which we are able to effectively observe. Time value is the additional value of the swaption due to the fact that it is an option. We estimate the time value using an option pricing model which, in addition to the factors used to calculate intrinsic value, also takes into account option volatility, which we estimate based on option valuations we obtain from various sources. We estimate the counterparty credit adjustment by observing credit attributes, including the credit default swap spread of entities similar to the counterparty and the amount of credit support that is available for each swaption. Since the primary component of the LIBOR swaptions' value is time value, which is based on estimated option volatility derived from valuations of comparable instruments that are generally not publicly available, we have categorized these LIBOR swaptions as Level 3. We believe the estimated fair values for the LIBOR swaptions we hold are based on the most accurate information available for these types of derivative contracts. For additional information regarding our interest rate options, see Note 3.

    The Level 3 long-term investments in the above table for the year ended December 31, 2012 represent auction rate securities. On February 15, 2012, we sold our remaining $8,600,000 of auction rate securities, which resulted in a loss of $1,075,000. The loss was recorded as a regulatory asset and is being charged to income over a period of four years. As a result of market conditions, including the failure of auctions for the auction rate securities in which we had invested, the fair value of these auction rate securities in prior periods were determined using an income approach based on a discounted cash flow model. The discounted cash flow model utilized projected cash flows at current rates, which was adjusted for illiquidity premiums based on discussions with market participants.

    The estimated fair values of our long-term debt, including current maturities at December 31, 2013 and 2012 were as follows (in thousands):

	2013		2012
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$6,954,293	$7,317,476	$5,930,449	$7,213,365

    Long-term debt is classified as Level 2 and is estimated based on observed or quoted market prices for the same or similar issues or on current rates offered to us for debt of similar maturities. The primary sources of our long-term debt consist of first mortgage bonds, pollution control revenue bonds and long-term debt issued by the Federal Financing Bank. We also have small amounts of long-term debt provided by National Rural Utilities Cooperative Finance Corporation (CFC) and by CoBank, ACB in addition to a multi-year term loan with Bank of Tokyo. The valuations for the first mortgage bonds and the pollution control revenue bonds were obtained from third party investment banking firms and a third party subscription service, and are based on secondary market trading of our debt. Valuations for debt issued by the Federal Financing Bank are based on U.S. Treasury rates as of December 31, 2013 plus 1/8 percent, which reflects our borrowing rate for new loans of this type from the Federal Financing Bank. We use an interest rate quote sheet provided by CoBank for valuation of the CoBank debt, which reflects current rates for a similar loan. The rates on the CFC debt are fixed and the valuation is based on rate quotes provided by CFC. The rate in effect at December 31, 2013 for our term loan, which resets each month and is based on a 1.25% spread to LIBOR, was used for valuation of the term loan.

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

    It is possible that volatility in commodity prices and/or interest rates could cause us to have credit risk exposures with one or more counterparties. We currently have credit risk exposure to our interest rate options counterparties. If such counterparties fail to perform their obligations, we could suffer a financial loss. However, as of December 31, 2013, all of the counterparties with transaction amounts outstanding under our hedging programs are rated investment grade by the major rating agencies or have provided a guaranty from one of their affiliates that is rated investment grade.

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

    At December 31, 2013, the estimated fair value of our natural gas contracts were a net asset of approximately $1,011,000. At December 31, 2012, the fair value of our natural gas contracts were a net liability of $1,085,000.

    As of December 31, 2013 and 2012, neither we nor any counterparties were required to post credit support or collateral under the natural gas swap agreements. If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2013 due to our credit rating being downgraded below investment grade, we would not have been required to post letters of credit with our counterparties.

    The following table reflects the volume activity of our natural gas derivatives as of December 31, 2013 that is expected to settle or mature each year:

Year	Natural Gas Swaps (MMBTUs)
(in millions)

2014	4.0
2015	0.7

Total	4.7

    Interest rate options.    We are exposed to the risk of rising interest rates due to the significant amount of new long-term debt we expect to incur in connection with anticipated capital expenditures, particularly the construction of Vogtle Units No. 3 and No. 4. In fourth quarter of 2011, we purchased LIBOR swaptions at a cost of $100,000,000 to hedge the interest rates on approximately $2.2 billion of the expected debt that will be used to finance two additional nuclear units at Plant Vogtle. As of December 31, 2013, our outstanding swaptions hedged approximately $1.4 billion of the expected debt for the new Vogtle units.

    The LIBOR swaptions are each designed to cap our effective interest rate at a specified fixed interest rate on a specified option expiration date. This is accomplished by means of a payment of the cash settlement value our counterparties are obligated to make to us if prevailing fixed LIBOR swap rates exceed the specified fixed rate on the option expiration date. This payment would partially offset our interest costs, thereby reducing our effective interest rate. The cash settlement value would be zero if swap rates are at or below the specified fixed rate on the expiration date. The cash settlement value is calculated based on the value of an underlying swap which we have the right, but not the obligation, to enter into, which would begin on the option expiration date and extend until 2042 and under which we would pay the specified fixed rate and receive a floating LIBOR rate. The fixed rates on the unexpired swaptions we hold are in the range of 25 to 75 basis points above LIBOR swap rates that were in effect as of December 31, 2013 and the weighted average fixed rate is 4.15%. Swaptions having notional amounts totaling $754,452,000 expired without value during the year ended December 31, 2013. The remaining swaptions expire quarterly through 2017.

    We paid all the premiums to purchase these LIBOR swaptions at the time we entered into these transactions and have no additional payment obligations. These derivatives are recorded at fair value and hedge accounting is not applied. At December 31, 2013 and 2012, the fair value of these swaptions was approximately $63,471,000 and $25,783,000, respectively. To manage our credit exposure to our counterparties, we negotiated credit support provisions that require each counterparty to provide us collateral in the form of cash or securities to the extent that the value of the swaptions outstanding for that counterparty exceeds a certain threshold. The collateral thresholds can range from $0 to $10,000,000 depending on each counterparty's credit rating. As of December 31, 2013 and 2012, we held $34,970,000 and $8,950,000 of funds posted as collateral by the counterparties, respectively. The collateral received is recorded as restricted cash on our consolidated balance sheet. The liability associated with the collateral is recorded as an offset to the fair values of the swaptions, which are recorded within other deferred charges on the consolidated balance sheet, resulting in a net carrying amount of the interest rate options of $28,501,000 and $16,833,000 at December 31, 2013 and 2012, respectively.

    We are deferring unrealized gains or losses from the change in fair value of each LIBOR swaption and related carrying and other incidental costs in accordance with our rate-making treatment. The realized deferred costs and deferred gains, if any, from the settlement of the interest rate options will be amortized and collected in rates over the life of the $2.2 billion of debt that we hedged with the swaptions.

    The following table reflects the remaining notional amount of forecasted debt issuances we have hedged in each year with LIBOR swaptions as of December 31, 2013.

Year	LIBOR Swaption Notional Dollar Amount
(in thousands)

2014	$563,425
2015	470,625
2016	310,533
2017	80,169

Total	$1,424,752

    The table below reflects the fair value of derivative instruments and their effect on our consolidated balance sheets at December 31, 2013 and December 31, 2012.

	Balance Sheet Location	Fair Value

		2013	2012
		(dollars in thousands)
Not designated as hedge:
Assets
Interest rate options(1)	Other deferred charges	$63,471	$25,783
Natural gas swaps	Other current assets	1,011	–

Liabilities
Natural gas swaps	Other current liabilities	$–	$1,085

(1)
Excludes liability associated with cash collateral of $34,970,000 and $8,950,000 as of December 13, 2013 and December 31, 2012, respectively, which is recorded as an offset to the fair value of the swaptions on the consolidated balance sheets.

    The following table presents the realized gains and (losses) on derivative instruments recognized in margin for the year ended December 31, 2013 and December 31, 2012.

	Consolidated Statement of Revenues and Expenses Location	2013	2012	2011

		(dollars in thousands)
Designated as hedge:
Natural Gas Swaps	Fuel	$–	$–	$195
Natural Gas Swaps	Fuel	–	–	(4,151)

		$–	$–	$(3,956)

Not designated as hedge:
Natural Gas Swaps	Fuel	$739	$2,338	$–
Natural Gas Swaps	Fuel	(4,051)	(10,483)	–

		$(3,312)	$(8,145)	$–

    The following table presents the unrealized gains and (losses) on derivative instruments deferred on the balance sheet at December 31, 2013 and 2012.

	Consolidated Balance Sheet Location	2013	2012	2011

Designated as hedge:
Natural Gas Swaps	Accounts receivable	$–	$–	$(7,220)

Not designated as hedge:
Natural Gas Swaps	Regulatory asset	$–	$(1,085)	$–
Natural Gas Swaps	Regulatory liability	1,011	–	–
Nuclear Decommissioning Trust	Regulatory asset	–	–	3,602
Nuclear Decommissioning Trust	Regulatory asset	–	–	(2,557)
Interest Rate Options	Regulatory asset	(36,529)	(74,217)	(30,554)

Total not designated as hedge		$(35,518)	$(75,302)	$(29,509)

    The following table presents the gross amounts of derivatives and their related offset amounts as permitted by their respective master netting agreements and obligations to return cash collateral at December 31, 2013 and 2012.

	(dollars in thousands)
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts offset on the Balance Sheet	Cash Collateral	Net Amounts of Assets (Liabilities) Presented on the Balance Sheet

December 31, 2013
Assets:
Natural gas swaps	$1,069	$(58)	$–	$1,011
Interest rate options	$63,471	$–	$(34,970)	$28,501

December 31, 2012
Assets:
Interest rate options	$25,783	$–	$(8,950)	$16,833
Liabilities:
Natural gas swaps	$80	$(1,165)	$–	$(1,085)

4. Investments:

Investments in debt and equity securities

    Investment securities we hold are classified as available-for-sale. Available-for-sale securities are carried at market value with unrealized gains and losses, net of any tax effect, added to or deducted from patronage capital, except that, in accordance with our rate-making treatment, unrealized gains and losses from investment securities held in the nuclear decommissioning trust fund are directly added to or deducted from the regulatory asset for asset retirement obligations. Realized gains and losses on the nuclear decommissioning trust fund are also recorded to the regulatory asset. All realized and unrealized gains and losses are determined using the specific identification method. Approximately 73% of these gross unrealized losses were in effect for less than one year.

    For those securities considered to be available-for-sale, the following table summarizes the activities for those securities as of December 31, 2013 and 2012:

	(dollars in thousands)

	Gross Unrealized
2013	Cost	Gains	Losses	Fair Value

Equity	$182,755	$68,424	$(1,053)	$250,126
Debt	164,941	7,319	(9,070)	163,190
Other	12,101	2	–	12,103

Total	$359,797	$75,745	$(10,123)	$425,419

	(dollars in thousands)
	Gross Unrealized
2012	Cost	Gains	Losses	Fair Value

Equity	$153,846	$45,071	$(3,675)	$195,242
Debt	163,127	10,286	(4,501)	168,912
Other	13,654	–	–	13,654

Total	$330,627	$55,357	$(8,176)	$377,808

    All of the available-for-sale investments are recorded at fair value in the accompanying consolidated balance sheets, therefore the carrying value equals the fair value.

    The contractual maturities of debt securities available-for-sale, which are included in the estimated fair value table above, at December 31, 2013 and 2012 are as follows:

	(dollars in thousands)
	2013		2012
	Cost	Fair Value	Cost	Fair Value

Due within one year	$1,107	$1,095	$2,265	$2,191
Due after one year through five years	46,950	46,982	43,050	43,533
Due after five years through ten years	62,860	61,612	68,893	71,217
Due after ten years	54,024	53,501	48,919	51,971

Total	$164,941	$163,190	$163,127	$168,912

    The following table summarizes the realized gains and losses and proceeds from sales of securities for the years ended December 31, 2013, 2012 and 2011:

	(dollars in thousands)
	For the years ended December 31,
	2013	2012	2011

Gross realized gains	$46,647	$28,959	$31,130
Gross realized losses	(21,685)	(18,175)	(16,215)
Proceeds from sales	605,364	666,481	1,064,377

Investment in associated companies

    Investments in associated companies were as follows at December 31, 2013 and 2012:

	(dollars in thousands)
	2013	2012

National Rural Utilities CooperativeFinance Corporation (CFC)	$24,019	$24,005
CoBank, ACB	2,517	2,931
CT Parts, LLC	8,853	7,128
Georgia Transmission Corporation	22,542	20,867
Georgia System Operations Corporation	7,000	4,375
Other	1,506	1,464

Total	$66,437	$60,770

    The CFC investments are primarily in the form of capital term certificates and are in connection with our membership in CFC. Accordingly, there is no market for these investments. The investments in CoBank and Georgia Transmission represent capital credits. Any distributions of capital credits are subject to the discretion of the board of directors of CoBank and Georgia Transmission. The investments in Georgia System Operations represent loan advances. The repayment of these advances are expected by December 2017.

    CT Parts, LLC is an affiliated organization formed by us and Smarr EMC for the purpose of purchasing and maintaining a spare parts inventory and administration of contracted services for combustion turbine generation facilities. Such investment is recorded at cost.

    We and our 38 members are members of Georgia Transmission. Georgia Transmission provides transmission services to its members for delivery of its members' power purchases from us and other power suppliers. We have entered into an agreement with Georgia Transmission to provide transmission services for third party transactions and for service to our own facilities. For 2013, 2012, and 2011, we incurred expenses from Georgia Transmission of $27,599,000, $26,035,000, and $25,128,000, respectively.

    We, Georgia Transmission and 37 of our members are members of Georgia Systems Operations. Georgia Systems Operations operates the system control center and currently provides us system operations services and administrative support services. For 2013, 2012, and 2011, we incurred expenses from Georgia Systems Operations of $20,354,000, $18,870,000, and $17,793,000, respectively.

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

    In 2012, we terminated five of the six lease transactions prior to the end of their lease terms. The five leases were each owned by separate owner trusts for the benefit of two of the owner participants, and represented approximately 90% of the six original lease transactions. As a result, only one of the original lease arrangements, approximately 10% of the original lease transactions, remains in place. In connection with these terminations, we incurred termination costs of $22,500,000 and recognized $41,400,000 of the deferred net benefit associated with the terminated leases, resulting in a net gain on termination of $18,900,000. We have a guarantee for basic rental under the remaining lease. The fair value amount relating to the guarantee of basic rent payments is immaterial to us principally due to the high credit rating of the payment undertaker. The basic rental payments remaining through the end of the lease are approximately $70,500,000.

    The assets of RMLC are not available to pay our creditors.

5. Income taxes:

    While we are a not-for-profit membership corporation formed under the laws of Georgia, we are subject to federal and state income taxation. As a taxable cooperative, we are allowed to deduct patronage dividends that we allocate to our members for purposes of calculating our taxable income. We annually allocate income and deductions between patronage and non-patronage activities and substantially all of our income is from patronage-sourced activities, resulting in no current period income tax expense or current income tax liability.

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

    The difference between the statutory federal income tax rate on income before income taxes and our effective income tax rate is summarized as follows:

	2013	2012	2011

Statutory federal income tax rate	35.0%	35.0%	35.0%
Patronage exclusion	(33.3%)	(32.7%)	(32.6%)
Tax credits	0.0%	0.0%	0.0%
Other	(1.7%)	(2.3%)	(2.4%)

Effective income tax rate	0.0%	0.0%	0.0%

    The components of the net deferred tax assets and liabilities as of December 31, 2013 and 2012 were as follows:

	(dollars in thousands)
	2013	2012

Deferred tax assets
Net operating losses	$29,724	$29,724
Tax credits (alternative minimum tax and other)	1,478	1,535
Accounting for Rocky Mountain transactions	348,136	347,867
Other assets	23,233	18,859

Deferred tax assets	402,571	397,985
Less: Valuation allowance	(31,202)	(31,259)

Net deferred tax assets	$371,369	$366,726

Deferred tax liabilities
Depreciation	$448,350	$465,598
Accounting for Rocky Mountain transactions	153,173	157,145
Other liabilities	60,354	44,508

Deferred tax liabilities	661,877	667,251

Net deferred tax liabilities	290,508	300,525
Less: Patronage exclusion	(290,508)	(300,525)

Net deferred taxes	$–	$–

    As of December 31, 2013, we have federal tax net operating loss carryforwards and alternative minimum tax credits as follows:

	(dollars in thousands)

Expiration Date	Minimum Alternative Tax Credits	NOLs

2018	$–	$61,533
2019	–	10,516
2020	–	4,362
None	1,478	–

	$1,478	$76,411

    The net operating loss expiration dates start in the year 2018 and end in the year 2020. Due to the tax basis method for allocating patronage and as shown by the above valuation allowance, it is not more likely than not that the deferred tax assets related to tax credits and net operating losses will be realized.

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

    We file a U.S. federal consolidated income tax return. The U.S. federal statute of limitations remains open for the year 2010 forward. State jurisdictions have statutes of limitations generally ranging from three to five years from the filing of an income tax return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. Years still open to examination by tax authorities in major state jurisdictions include 2010 forward. We have no liabilities recorded for uncertain tax positions.

6. Capital leases:

    In 1985, we sold and subsequently leased back from four purchasers their 60% undivided ownership interest in Scherer Unit No. 2. The gain from the sale is being amortized over the terms of the leases. In June 2012, we renewed the leases beyond their base terms. Three of the leases were extended for a period of 14.5 years through December 31, 2027 and one lease was extended for a period of 18 years through June 30, 2031.

    In 2000, we entered into a power purchase and sale agreement with Doyle I, LLC (Doyle Agreement), an affiliate of one of our members, to purchase all of the output from a five-unit generation facility (Doyle) for a period of 15 years, through August 24, 2015. We have an option to purchase the facility at the end of the term of the agreement at a fixed price. This option must be exercised no later than August 24, 2014.

    The minimum lease payments under the capital leases together with the present value of the net minimum lease payments as of December 31, 2013 are as follows:

Year Ending December 31,	(dollars in thousands)

	Scherer Unit No. 2	Doyle	Total

2014	$14,949	$12,447	$27,396
2015	14,949	18,298	33,247
2016	14,949	–	14,949
2017	14,949	–	14,949
2018	14,949	–	14,949
2019-2031	145,230	–	145,230

Total minimum lease payments	219,975	30,745	250,720
Less: Amount representing interest	(108,508)	(2,000)	(110,508)

Present value of net minimum lease payments	111,467	28,745	140,212
Less: Current portion	(7,459)	(11,022)	(18,481)

Long-term balance	$104,008	$17,723	$121,731

    For Doyle, the lease payments vary to the extent the interest rate on the lessor's debt varies from 6.00%. At December 31, 2013, the weighted average interest rate on the Doyle lease obligation was 5.94% as compared to 5.90% at December 31, 2012.

    The Scherer No. 2 leases and the Doyle Agreement are reported as capital leases. For rate-making purposes, however, we include the actual lease payments in our cost of service. The difference between lease payments and the aggregate of the amortization on the capital lease asset and the interest on the capital lease obligation is recognized as a regulatory asset on the balance sheet. Capital lease amortization is recorded in depreciation and amortization expense.

7. Debt:

    Long-term debt consists of first mortgage notes payable to the United States of America acting through the Federal Financing Bank and the Rural Utilities Service, first mortgage bonds payable, first mortgage notes issued in conjunction with the sale by public authorities of pollution control revenue bonds, first mortgage notes payable to CoBank and CFC, unsecured notes payable to three commercial banks, and the portion of commercial paper that we refinanced on a long-term basis with the proceeds of the Department of Energy-guaranteed Federal Financing Bank loan we received in February 2014. Substantially all of our owned tangible and certain of our intangible assets are pledged under our first mortgage indenture as collateral for the Federal Financing Bank notes, the first mortgage bonds, the first mortgage notes issued in conjunction with the sale of pollution control revenue bonds, and the CoBank and CFC first mortgage notes.

    On March 1, 2013, instead of remarketing $212,760,000 of pollution control revenue bonds that were originally issued on our behalf by the Development Authorities of Appling, Burke and Monroe Counties, and were subject to mandatory tender, we elected to redeem the bonds with commercial paper. On April 23, 2013, the Development Authority of Appling County (Georgia), the Development Authority of Burke County (Georgia) and the Development Authority of Monroe County (Georgia) issued, on our behalf, $212,760,000 in aggregate principal amount of tax-exempt pollution control revenue bonds for the purpose of refinancing costs associated with certain of our air or water pollution control and sewage or solid waste disposal facilities. The proceeds were used to repay the outstanding commercial paper utilized to redeem the pollution control revenue bonds that were redeemed on March 1, 2013. Each series of bonds bear interest at 2.40% per annum until April 1, 2020, the initial mandatory tender date. The pollution control revenue bonds are scheduled to mature starting in 2038 through 2040. Our payment obligations related to these bonds are secured under our first mortgage indenture.

    During 2013, we received advances on Rural Utilities Service guaranteed Federal Financing Bank loans totaling $676,097,000 for long-term financing of the Smith Energy Facility and environmental and general improvements at existing plants.

    In February 2014, we received a $725,000,000 advance under the Department of Energy-guaranteed Federal Financing Bank loan to reimburse us for a portion of certain costs of construction relating to Vogtle Units No. 3 and No. 4. In connection with the receipt of these funds, we repaid a $260,000,000 term loan in advance of its April 6, 2014 maturity date and repaid $465,000,000 of outstanding commercial paper, both of which were classified as long-term at December 31, 2013. For information regarding the $725,000,000 advance, see Note 15.

    Maturities for long-term debt and capital lease obligations through 2018 are as follows:

	(dollars in thousands)
	2014	2015	2016	2017	2018

FFB	$131,235	$135,792	$140,154	$137,261	$142,234
CFC	806	848	891	937	984
CoBank	621	698	786	885	996
PCBs(1)	–	133,550	112,055	–	–
CREBs	1,010	1,010	1,010	1,010	1,010

	133,672	271,898	254,896	140,093	145,224
Capital Leases	18,481	21,275	3,955	4,404	4,905

Total	$152,153	$293,173	$258,851	$144,497	$150,129

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

    The weighted average interest rate for long-term debt and capital leases, excluding short-term borrowings classified as long-term, was 4.56% at December 31, 2013 as compared to 4.73% at December 31, 2012.

    We have $1,925,000,000 of committed credit arrangements comprised of six separate facilities with maturity dates that range from September 2014 to December 2018. These credit facilities are for general working capital purposes, issuing letters of credit and backing up outstanding commercial paper. Under our unsecured committed lines of credit, we have the ability to issue letters of credit totaling $1,045,000,000 in the aggregate, of which $794,000,000 remained available at December 31, 2013. At December 31, 2013, we had 1) $251,000,000 under these lines of credit in the form of issued letters of credit supporting variable rate demand bonds and to post collateral to third parties, and 2) $744,000,000 dedicated under one of these lines of credit to support a like amount of commercial paper we issued that was outstanding.

    The weighted average interest rate on short-term borrowings was 0.29% at December 31, 2013 as compared to 0.44% at December 31, 2012.

8. Electric plant, construction and related agreements:

a. Electric plant

    We, along with Georgia Power, have entered into agreements providing for the purchase and subsequent joint operation of certain electric generating plants. Each co-owner is responsible for providing its' own financing. The plant investments disclosed in the table below represent our undivided interest in each plant. A summary of our plant investments and related accumulated depreciation as of December 31, 2013 and 2012 is as follows:

	2013		2012
	(dollars in thousands)
Plant	Investment	Accumulated Depreciation	Investment	Accumulated Depreciation

In-service(1)
Owned property
Vogtle Units No. 1 & No. 2 (Nuclear – 30% ownership)	$2,778,941	$(1,602,942)	$2,745,800	$(1,566,133)
Vogtle Unit No. 3 & No. 4 (Nuclear – 30% ownership)	12,073	(338)	8,956	(147)
Hatch Units No. 1 & No. 2 (Nuclear – 30% ownership)	679,373	(367,757)	645,722	(361,554)
Wansley Units No. 1 & No. 2 (Fossil – 30% ownership)	441,590	(149,594)	441,340	(147,890)
Scherer Unit No. 1 (Fossil – 60% ownership)	889,094	(306,027)	696,223	(288,701)
Rocky Mountain Units No. 1, No. 2 & No. 3 (Hydro – 75% ownership)	587,312	(199,386)	585,133	(187,763)
Hartwell (Combustion Turbine – 100% ownership)	224,384	(94,258)	224,374	(89,822)
Hawk Road (Combustion Turbine – 100% ownership)	242,757	(61,846)	243,963	(56,593)
Talbot (Combustion Turbine – 100% ownership)	281,271	(94,399)	281,009	(86,000)
Chattahoochee (Combined cycle – 100% ownership)	306,953	(97,392)	301,246	(88,272)
Smith (Combined cycle – 100% ownership)	561,704	(137,626)	553,942	(123,575)
Wansley (Combustion Turbine – 30% ownership)	3,636	(3,309)	3,624	(3,161)
Transmission plant	86,088	(47,286)	84,801	(45,381)
Other	111,887	(62,904)	109,461	(67,415)
Property under capital lease:
Doyle (Combustion Turbine – 100% leasehold)	126,990	(92,944)	126,990	(82,546)
Scherer Unit No. 2 (Fossil – 60% leasehold)	716,050	(297,367)	454,123	(277,134)

Total in-service	$8,050,103	$(3,615,375)	$7,506,707	$(3,472,087)

Construction work in progress
Vogtle Unit No. 3 & No. 4	$1,940,340		$1,613,791
Environmental and other generation improvements	270,446		626,264
Other	1,438		865

Total construction work in progress	$2,212,224		$2,240,920

(1)
Amounts include plant acquisition adjustments at December 31, 2013 and 2012 of $196,000,000 and $196,000,000, respectively.

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

    The NRC certified the Westinghouse AP1000 Design Control Document (DCD) effective December 30, 2011. On February 10, 2012, the NRC issued combined construction permits and operating licenses (COLs) for Vogtle Units No. 3 and No. 4 which allowed full construction to begin. There have been technical and procedural challenges to the construction and licensing of these units and additional challenges at the federal and state level are expected as construction proceeds.

    During the development and construction process, issues have materialized that have impacted the original schedule and cost estimates. These issues have delayed the estimated commercial operation dates for Units No. 3 and No. 4 to the fourth quarter of 2017 and 2018, respectively, and increased our estimated project cost, including allowance for funds used during construction and a contingency amount, to approximately $4,500,000,000. Commercial responsibility for the revised commercial operation dates and additional costs remain in dispute.

    As construction continues, the risk remains that additional challenges in the fabrication, assembly, delivery and installation of structural modules, delays in the receipt of the remaining permits necessary for the operation of Vogtle Units No. 3 and No. 4, or other issues could arise and may further impact project schedule and cost. Additional claims by the Contractor or Georgia Power, on behalf of the Co-owners, are also likely to arise throughout construction. These claims may be resolved through formal and informal dispute resolution procedures under the Vogtle Units No. 3 and No. 4 Agreement, but also may be resolved through litigation.

    The ultimate outcome of these matters cannot be determined at this time.

    At December 31, 2013, our total Vogtle project costs were approximately $2,051,000,000.

9. Employee benefit plans:

    Our retirement plan is a contributory 401(k) that covers substantially all employees. An employee may contribute, subject to IRS limitations, up to 60% of his or her eligible annual compensation. At our discretion, we may match the employee's contribution and have done so each year of the plan's existence. Our current policy is to match the employee's contribution as long as there is sufficient margin to do so. The match, which is calculated each pay period, currently can be equal to as much as three-quarters of the first 6% of an employee's eligible compensation, depending on the amount and timing of the employee's contribution. Our contributions to the matching feature of the plan were approximately $1,161,000 in 2013, $1,016,000 in 2012 and $925,000 in 2011. Our contribution to the employer retirement contribution feature was 8%. Our contributions to the employer retirement contribution feature of the 401(k) plan were approximately $2,289,000 in 2013, $2,029,000 in 2012 and $1,844,000 in 2011.

10. Nuclear insurance:

    The Price-Anderson Act, limits public liability claims that could arise from a single nuclear incident to $13,600,000,000. This amount is covered by private insurance and a mandatory program of deferred premiums that could be assessed against all owners of nuclear power reactors. Such private insurance provided by American Nuclear Insurers (ANI) (in the amount of $375,000,000 for each plant, the maximum amount currently available) is carried by Georgia Power for the benefit of all the co-owners of Plants Hatch and Vogtle. Agreements of indemnity have been entered into by and between each of the co-owners and the NRC. In the event of a nuclear incident involving any commercial nuclear facility in the country involving total public liability in excess of $375,000,000, a licensee of a nuclear power plant could be assessed a deferred premium of up to $127,300,000 per incident for each licensed reactor operated by it, but not more than $19,000,000 per reactor per incident to be paid in a calendar year. On the basis of our ownership interest in four nuclear reactors, we could be assessed a maximum of $153,000,000 per incident, but not more than $23,000,000 in any one year. Both the maximum assessment per reactor and the maximum yearly assessment are adjusted for inflation at least every five years, and exclude any applicable state premium taxes. The next scheduled adjustment is due no later than September 10, 2018.

    Georgia Power, on behalf of all the co-owners of Plants Hatch and Vogtle, is a member of Nuclear Electric Insurance, Ltd. (NEIL), a mutual insurer established to provide property damage insurance coverage in an amount up to $500,000,000 for members' operating nuclear generating facilities. Additionally, Georgia Power provides coverage through NEIL for decontamination, premature decommissioning and excess property damage to nuclear generating facilities for an additional $2,250,000,000 for losses in excess of the $500,000,000 primary coverage described above. These policies have a sublimit of $1,700,000,000 for non-nuclear losses.

    Georgia Power, on behalf of all the co-owners has purchased a builders' risk property insurance policy from NEIL for Vogtle Units No. 3 and No. 4. This policy provides $2,750,000,000 in limits for accidental property damage occurring during construction.

    Under each of the NEIL policies, members are subject to retroactive assessments in proportion to their premiums, if losses each year exceed the accumulated reserve funds available to the insurer under that policy. The portion of the current maximum annual assessment for Georgia Power that would be payable by Oglethorpe based on ownership share, is limited to approximately $33,300,000.

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

11. Commitments:

a. Operating leases

    As of December 31, 2013, our estimated minimum rental commitments for our railcar leases for use at our coal-fired facilities over the next five years and thereafter are as follows:

(dollars in thousands)

2014	$5,708
2015	4,385
2016	4,385
2017	4,385
2018	4,385
Thereafter	2,596

    The rental expenses for the railcar leases are added to the cost of the fossil inventories and are recognized in fuel expense. Rental expenses totaled $5,213,000, $5,164,000 and $5,190,000 in 2013, 2012 and 2011, respectively.

b. Fuel

    To supply a portion of the fuel requirements to our generating units, Southern Nuclear on our behalf for nuclear fuel, and Georgia Power, on our behalf for coal, have entered into various long-term commitments for the procurement of coal and nuclear fuel. The contracts in most cases contain provision for price escalations, minimum purchase levels and other financial commitments. The value of the coal commitments is based on maximum coal prices and minimum volumes as provided in the contracts and does not include taxes, transportation or government impositions. For further discussion of total nuclear fuel expense, see Note 1h. As of December 31, 2013, our estimated minimum long-term commitments are as follows:

	(dollars in thousands)
	Coal	Nuclear Fuel

2014	$52,000	$76,200
2015	28,000	39,600
2016	19,000	29,400
2017	–	29,100
2018	–	28,200
Thereafter	–	115,200

12. Contingencies and Regulatory Matters:

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

    Current litigation relates to costs associated with design changes to the DCD and costs associated with delays in the project schedule related to the timing of approval of the DCD and issuance of the COLs by the NRC. In July 2012, the Co-owners and Contractor began negotiations regarding these costs, including the assertion by the Contractor that the Co-owners are responsible for these costs under the terms of the contract. The portion of the additional costs claimed by the Contractor that would be attributable to us, based on our ownership interest, is approximately $280,000,000 in 2008 dollars with respect to these issues. The Contractor has also asserted that it is entitled to further schedule extensions. Georgia Power, on behalf of the Co-owners, has not agreed with either the proposed cost or schedule adjustments or that the Co-owners have any responsibility for costs related to these issues. On November 1, 2012, the Co-owners filed suit against the Contractor in the U.S. District Court for the Southern District of Georgia, seeking a declaratory judgment that the Co-owners are not responsible for these costs. Also on November 1, 2012, the Contractor filed suit against the Co-owners in the U.S. District Court for the District of Columbia alleging the Co-owners are responsible for these costs. In August 2013, the U.S. District Court for the District of Columbia dismissed the Contractor's suit, ruling that proper venue is the U.S. District Court for the Southern District of Georgia. In September 2013, the Contractor appealed the decision to the U.S. Court of Appeals for the District of Columbia. While litigation has commenced and Georgia Power and the Co-owners intend to vigorously defend their positions, Georgia Power and the Co-owners also expect negotiations with the Contractor to continue with respect to cost and schedule during which time the parties will attempt to reach a mutually acceptable compromise of their positions.

    If any or all of these costs are ultimately imposed on the Co-owners, we will capitalize the costs attributable to us. As of December 31, 2013, no material amounts have been recorded related to this claim. Additional claims by the Contractor or Georgia Power, on behalf of the Co-owners, are also likely to arise throughout construction.

b. Patronage Capital Litigation

    On March 13, 2014, a lawsuit was filed in the Superior Court of DeKalb County, Georgia, against us, Georgia Transmission and three of our member distribution cooperatives. The lawsuit challenges the patronage capital distribution practices of Georgia's electric cooperatives and seeks to certify a defendant class of all but one of our 38 members. It was filed by four former consumer-members of three of our members on behalf of themselves and a proposed class of all former consumer-members of our members. Plaintiffs claim that approximately 30% of all the defendants' total booked patronage capital belongs to former consumer-members. The lawsuit also alleges that patronage capital owed to former consumer-members includes patronage capital allocated by us to our members but not yet distributed to our members. Plaintiffs claim that the patronage capital of former consumer-members held by the defendants should be returned immediately when the consumer-members end their membership by terminating service, or alternatively, according to a regular 13-year revolving plan that returns 7.7% of total equity owed to former consumer-members annually and seek relief to effect such returns within the stated 13 year period. Plaintiffs further seek to require the defendants to adjust rates in order to establish and maintain reasonable reserves to fund patronage capital refunds on this basis. We intend to defend vigorously against all claims in this litigation.

c. Environmental and Other Matters

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

    In general, these and other types of environmental requirements are becoming increasingly stringent. Such requirements may substantially increase the cost of electric service, by requiring modifications in the design or operation of existing facilities or the purchase of emission allowances. Failure to comply with these requirements could result in civil and criminal penalties and could include the complete shutdown of individual generating units not in compliance. Certain of our debt instruments require us to comply in all material respects with laws, rules, regulations and orders imposed by applicable governmental authorities, which include current and future environmental laws or regulations. Should we fail to be in compliance with these requirements, it would constitute a default under those debt instruments. We believe that we are in compliance with those environmental regulations currently applicable to our business and operations. Although it is our intent to comply with current and future regulations, we cannot provide assurance that we will always be in compliance.

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

13. Plant acquisition:

Thomas A. Smith Energy Facility

    On April 8, 2011, we acquired the Smith Energy Facility, located near Dalton, Georgia. This facility consists of two natural gas-fired combined cycle units that have an aggregate summer planning reserve generation capacity of approximately 1,250 megawatts.

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

    We accounted for the transaction as a purchase business combination. In connection with the acquisition, which included acquisition related costs of approximately $1,962,000 (consisting primarily of legal and professional services which are recorded in the accompanying statement of revenues and expenses for the year ended December 31, 2011), we initially funded the entire $532,255,000 cash outlay by closing a $260,000,000 three-year term loan and by financing the remaining $272,255,000 through the issuance of commercial paper. In July 2013, we obtained permanent financing for the acquisition through the Rural Utilities Service-guaranteed Federal Financing Bank.

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

    We have consolidated the financial position and results of operations of Smith as of April 8, 2011. Our revenues for the year ended December 31, 2013, 2012 and 2011 include $77,467,000 and $119,723,000 and $165,389,000, respectively, of non-member sales from Smith. Prior to our members taking the output from Smith, the net results of operations from Smith, including related interest costs, are being deferred as a regulatory asset as such amounts represent an additional cost incurred to acquire Smith. The regulatory asset will be amortized over the remaining life of the plant (estimated to be 30 years) beginning in 2016. For the years ended December 31, 2013, 2012 and 2011, we deferred net costs of $41,929,000, $17,582,000 and $3,536,000, respectively.

14. Quarterly financial data (unaudited)

    Summarized quarterly financial information for 2013 and 2012 is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(dollars in thousands)
2013
Operating revenues	$305,914	$324,349	$349,725	$265,388
Operating margin	67,554	69,795	70,266	23,909
Net margin	22,024	24,502	20,104	(25,150)
2012
Operating revenues	$319,224	$347,703	$377,396	$279,787
Operating margin	62,056	63,919	61,051	34,807
Net margin	13,520	10,878	23,743	(8,821)

    Our business is influenced by seasonal weather conditions. The negative net margins in the fourth quarter of 2013 and 2012 were due to reductions to revenue requirements in order to achieve the targeted margins for interest ratio of 1.14.

15. Subsequent Events

Department of Energy Loan Guarantee:

    Pursuant to the loan guarantee program established under Title XVII of the Energy Policy Act of 2005 (the "Title XVII Loan Guarantee Program"), we and the U.S. Department of Energy, acting by and through the Secretary of Energy entered into a Loan Guarantee Agreement on February 20, 2014 (the "Loan Guarantee Agreement") pursuant to which the Department of Energy agreed to guarantee our obligations (the "Department of Energy Guarantee") under the Note Purchase Agreement dated as of February 20, 2014 (the "Note Purchase Agreement"), among us, the Federal Financing Bank and the Department of Energy and the Future Advance Promissory Note No. 1 and the Future Advance Promissory Note No. 2, each dated February 20, 2014, made by us to Federal Financing Bank (the "Federal Financing Bank Notes" and together with the Note Purchase Agreement, the "FFB Credit Facility Documents"). The Federal Financing Bank Credit Facility Documents provide for a multi-advance term loan facility (the "Facility"), under which we may make term loan borrowings through Federal Financing Bank.

    Proceeds of advances made under the Facility will be used to reimburse us for a portion of certain costs of construction relating to Vogtle Units No. 3 and No. 4 that are eligible for financing under the Title XVII Loan Guarantee Program ("Eligible Project Costs"). Aggregate borrowings under the Facility may not exceed the lesser of (i) 70% of Eligible Project Costs or (ii) $3,057,069,461, $335,000,000 of which is designated for capitalized interest.

    Under the Loan Guarantee Agreement, we are obligated to reimburse the Department of Energy in the event the Department of Energy is required to make any payments to Federal Financing Bank under the Department of Energy Guarantee. Our payment obligations to Federal Financing Bank under the Federal Financing Bank Notes and reimbursement obligations to the Department of Energy under the related reimbursement notes are secured equally and ratably with all of our other notes and obligations issued under our first mortgage indenture by a lien on substantially all of our owned tangible and certain of our intangible assets, including property we acquire in the future.

    Advances.    Advances may be requested under the Facility on a quarterly basis through December 31, 2020. On February 20, 2014, we made an initial borrowing in the principal amount of $725,000,000 at a fixed interest rate of 3.867% through February 20, 2044. In connection with the receipt of these funds, we repaid a like amount of outstanding short-term obligations, which included a $260,000,000 term loan originally due April 1, 2014 and $465,000,000 of commercial paper, as described in Note 7. These outstanding obligations were classified as long-term at December 31, 2013.

    Future advances are subject to satisfaction of customary conditions, as well as certification of compliance with the requirements of the Title XVII Loan Guarantee Program, accuracy of project-related representations and warranties, delivery of updated project-related information, certification regarding Georgia Power's compliance with certain obligations relating to the Cargo Preference Act, as amended, evidence of compliance with the prevailing wage requirements of the Davis-Bacon Act, as amended, and certification from Department of Energy's consulting engineer that proceeds of the advance are used to reimburse Eligible Project Costs.

    Maturity, Interest Rate and Amortization.    The final maturity date for each advance under the Facility is February 20, 2044. Interest is payable quarterly in arrears on February 20, May 20, August 20 and November 20 of each year. Principal payments will begin on February 20, 2020.

    Under Future Advance Promissory Note No. 1, we may select an interest rate period applicable to each advance, with such interest rate periods ranging from three months to the final maturity date. All advances under Future Advance Promissory Note No. 2 will bear a fixed rate of interest through the final maturity date. Under both Federal Financing Bank Notes, the interest rates during the applicable interest rate periods will equal the current average yield on U.S. Treasuries of comparable maturity at the beginning of the interest rate period, plus a spread equal to 0.375%.

    In connection with our entry into the Loan Guarantee Agreement and the Federal Financing Bank Credit Facility Documents, we incurred issuance costs of approximately $51 million, which will be amortized over the life of the borrowings under the Facility. Issuance costs include fees payable to the Department of Energy, legal and consulting expenses and costs for compliance with certain federal requirements (including compliance with the Davis-Bacon Act).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

    The Board of Directors and Members of Oglethorpe Power Corporation

    We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of Oglethorpe Power Corporation as of December 31, 2013 and 2012, and the related consolidated statements of revenues and expenses, comprehensive margin, patronage capital and membership fees and accumulated other comprehensive margin (deficit), and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oglethorpe Power Corporation at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Atlanta, Georgia
March 27, 2014

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

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

    Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2013 in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods in SEC rules and forms, including a reasonable level of assurance that information we are required to disclose in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

    Based on our evaluation under the framework in Internal Control – Integrated Framework (1992) issued by Committee of Sponsoring Organizations, our management concluded that our internal control over financial reporting was effective as of December 31, 2013 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

    There were no changes in our internal control over financial reporting identified in connection with the above-referenced evaluation by management of the effectiveness of our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

    None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors

Structure of our Board of Directors

    Our members elect our board of directors. Our board of directors consists of directors and general managers from our members, referred to as "member directors," and up to two independent outside directors. Our bylaws divide member director positions among the member scheduling groups specifically described in the bylaws, referred to as the "member groups." There are currently five member groups and, except for Group 5, each member group is represented by two member directors. Of each member group's two directors, one must be a general manager of a member in that member group and one must be a director of a member in that member group. Jackson Electric Membership Corporation is the only member in Group 5 and has only one director. The bylaws permit expansion of the number of member groups and changes in the composition of member groups. Formation of new member groups and changes in the composition of member groups are subject to certain required member approvals, and the requirement that the composition of the member groups at Oglethorpe, Georgia Transmission and Georgia System Operations be identical, except in cases where a member is no longer a member of one or more of Oglethorpe, Georgia Transmission or Georgia System Operations. The number of member director positions will change if additional member groups are formed or a member group ceases to exist. The bylaws also provide for three at-large member director positions which must each be filled by a director of one of our members.

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

    Potential candidates for our board of directors must meet the requirements set forth in our bylaws, as discussed under "– Structure of our Board of Directors." Management does not have a direct role in the nomination or election of the members of our board of directors.

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

Executive Officer and Director Biographies

    Our executive officers and directors are as follows:

Name	Age	Position

Executive Officers:
Michael L. Smith	54	President and Chief Executive Officer
Michael W. Price	53	Executive Vice President and Chief Operating Officer
Elizabeth B. Higgins	45	Executive Vice President and Chief Financial Officer
William F. Ussery	49	Executive Vice President, Member and External Relations
W. Clayton Robbins	67	Senior Vice President, Governmental Affairs
Charles W. Whitney	67	Senior Vice President and General Counsel
Jami G. Reusch	51	Vice President, Human Resources
Directors:(1)
Benny W. Denham	83	Chairman and At-Large Director
Marshall S. Millwood	64	Vice-Chairman and At-Large Director
Bobby C. Smith, Jr.	60	At-Large Director
George L. Weaver	65	Member Group Director (Group 1)
James I. White	68	Member Group Director (Group 1)
Danny L. Nichols	49	Member Group Director (Group 2)
Sammy G. Simonton	72	Member Group Director (Group 2)
M. Anthony Ham	62	Member Group Director (Group 3)
C. Hill Bentley	66	Member Group Director (Group 3)
Fred A. McWhorter	67	Member Group Director (Group 4)
Jeffrey W. Murphy	50	Member Group Director (Group 4)
G. Randall Pugh	70	Member Group Director (Group 5)
Wm. Ronald Duffey	72	Outside Director

(1)
Currently, the second outside director position on our board of directors is vacant, and we have no current plans to elect a second outside director.

Executive Officers

Overview

    We are managed and operated under the direction of a president and chief executive officer who is appointed by our board of directors. Our president and chief executive officer selects the remainder of the executive team. Each of our executive officers has entered into an employment contract with us that provides for minimum annual base salary and performance pay. See "EXECUTIVE COMPENSATION – Compensation Discussion and Analysis – Employment Agreements" for further discussion of these agreements.

Executive Officer Biographies

    Michael L. Smith is our President and Chief Executive Officer and has served in that capacity since November 2013. Prior to joining Oglethorpe, Mr. Smith served as Georgia Transmission's President and Chief Executive Officer from 2005 to 2013 after he joined Georgia Transmission as its Senior Vice President and Chief Financial Officer in 2003. From 2002 to 2003, Mr. Smith co-founded and served as the Executive Director of the Committee of Chief Risk Officers. From

1997 to 2002, Mr. Smith held multiple positions at Mirant Corporation, most recently as Vice President and Global Risk Officer. From 1994 to 1997, he was Manager of Planning and Evaluation for Vastar Resources and prior to that he worked at ARCO in various positions from 1983 to 1994. Mr. Smith has a Bachelor's degree in Business Law and a Masters of Business Administration in Finance from Louisiana State University. Mr. Smith is Chairman of the Board for SERC Reliability Corporation and also serves as a cooperative representative to the NERC Member Representative Committee. Mr. Smith is also on the Board of Directors of the Georgia Chamber of Commerce and for ACES Power Marketing.

    Michael W. Price is our Executive Vice President and Chief Operating Officer and has served in that office since February 1, 2000. In October 2008, Mr. Price's title changed from Chief Operating Officer to his current title. Mr. Price was employed by Georgia System Operations from January 1999 to January 2000, first as Senior Vice President and then as Chief Operating Officer. He served as Vice President of System Planning and Construction of Georgia Transmission from May 1997 to December 1998. He served as a manager of system control of Georgia System Operations from January to May 1997. From 1986 to 1997, Mr. Price was employed by Oglethorpe in the areas of control room operations, system planning, construction and engineering, and energy management systems. Prior to joining Oglethorpe, he was a field test engineer with the Tennessee Valley Authority from 1983 to 1986. Mr. Price has a Bachelor of Science degree in Electrical Engineering from Auburn University. Mr. Price is on the board of directors for each of SERC Reliability Corporation, ACES Power Marketing and the National Renewables Cooperative Organization. He is also a member of the Research Advisory Committee of the Electric Power Research Institute.

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

    William F. Ussery is our Executive Vice President, Member and External Relations and has served in that office since October 2005. In October 2008, Mr. Ussery's title changed from Senior Vice President, Member and External Relations to his current title. Mr. Ussery previously served as Vice President and Assistant Chief Operating Officer of Oglethorpe from November 2003 to October 2005. Prior to joining Oglethorpe in 2001, Mr. Ussery held several key positions, including Chief Operating Officer, Vice President of Engineering and System Engineer at Sawnee Electric Membership Corporation. Mr. Ussery holds a Bachelor of Science degree in Electrical Engineering from Auburn University and an associate degree in Science from Middle Georgia College. Since March 2007, Mr. Ussery has served as a board member of the Council on Alcohol and Drugs, Inc. and previously served as Chairman of the Board.

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

    Charles W. Whitney is our Senior Vice President and General Counsel and has served in that capacity since August 2009. Mr. Whitney has legal experience that spans a broad range of activities in both private practice and as chief counsel to a nuclear generating plant project. He has represented independent power producers and engineering, procurement and construction contractors in the development, construction and operation of power projects in Georgia, New York, Pennsylvania, Ohio, Michigan and Wisconsin. In private practice, Mr. Whitney's areas of focus were energy, particularly nuclear energy, regulatory, construction and labor law. His practice has also included extensive work in labor and employment discrimination; certification, enforcement and rate-making proceedings before state and federal regulators; and general trial work. In addition to practicing law for 25 years, Mr. Whitney has more than ten years of experience in senior management in the electricity industry, including both the regulated and unregulated aspects of the business. Mr. Whitney is a graduate of Wright State University and earned his Juris Doctor degree from Case Western Reserve University School of Law.

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

Director Biographies

    C. Hill Bentley is a member group director (group 3). Mr. Bentley has served on our board of directors since March 2004, and his present term will expire in March 2016. He is also a member of the audit committee. He is the Chief Executive Officer of Tri-County Electric Membership Corporation. He is on the Board of Directors of the Georgia Cooperative Council and a member of the board of directors of the Central Georgia Technical College Foundation. Mr. Bentley is a member of the Georgia Chamber of Commerce and is past President of the Jones County Chamber of Commerce. He serves on the Executive Committee and Territorial Integrity Fund Committee for Georgia Electric Membership Corporation. Mr. Bentley is a member, and a past President, of the Georgia Rural Electric Managers Association and chair of the Rural Electric Management Development Council. He was also appointed by the Governor to serve as a member of the Middle Georgia Regional Commission Council.

    Benny W. Denham is the Chairman of the Board and an at-large director. Mr. Denham has served on our board of directors since December 1988, and his present term will expire in March 2016. Mr. Denham has been co-owner of Denham Farms in Turner County, Georgia since 1980. Mr. Denham is a director of Irwin Electric

Membership Corporation and a director of Georgia Electric Membership Corporation.

    Wm. Ronald Duffey is an outside director. Mr. Duffey has served on our board of directors since March 1997, and his present term will expire in March 2015. He is also the chairman of the audit committee and served as special liaison between senior management and the board during the search for a successor president and chief executive officer from June to November 2013. Mr. Duffey is the retired Chairman of the Board of Directors of Peachtree National Bank in Peachtree City, Georgia, a wholly owned subsidiary of Synovus Financial Corp. Prior to his employment in 1985 with Peachtree National Bank, Mr. Duffey served as Executive Vice President and Member of the Board of Directors for First National Bank in Newnan, Georgia. He holds a Bachelor of Business Administration degree from Georgia State College with a concentration in finance and has completed banking courses at the School of Banking of the South, Louisiana State University, the American Bankers Association School of Bank Investments, and The Stonier Graduate School of Banking, Rutgers University. Mr. Duffey is a director of Piedmont-Newnan Hospital and of Piedmont Healthcare, where he is chair of the audit and compliance committee and also serves on the executive committee. Mr. Duffey is also a member of the board of directors of the Georgia Chamber of Commerce.

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

    Fred A. McWhorter is a member group director (group 4). Mr. McWhorter has served on our board of directors since September 2012, and his present term will expire in March 2016. He is a member of the construction project committee. Mr. McWhorter serves as Vice Chairman of the Rayle Electric Membership Corporation board of directors. Mr. McWhorter also serves on the board of directors for Georgia Electric Cooperative. He works for the U.S. Postal Service and is owner of F.A. McWhorter Poultry Farms.

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

    G. Randall Pugh is a member group director (group 5). Mr. Pugh has served on our board of directors since May 2008, and his present term will expire in March 2014. He is also the chairman of the construction project committee. Mr. Pugh is the President and Chief Executive Officer of Jackson Electric Membership Corporation, prior to which he served as General Manager of Walton Electric Membership Corporation. From 2006 to 2011, Mr. Pugh was on the Board of First Georgia Banking Company (Jackson and Banks County) and from 2007 to 2011, he served on the Board of Directors of First Georgia Bankshares Holding Company. He serves on the board of directors for Georgia System Operations and is Chairman of the Audit Committee and also serves as Secretary-Treasurer. He also serves on the Board of Directors of Green Power Electric Membership Corporation. Mr. Pugh is a member of the Executive Board of the Northeast Georgia Council of the Boy Scouts of America. He also is a member and past President of the Jackson County Chamber of Commerce and of the Jefferson Rotary Club. He is a Director on

the Georgia Department of Economic Development Board representing the Ninth Congressional District.

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

    George L. Weaver is a member group director (group 1). Mr. Weaver has served on our board of directors since March 2010, and his present term will expire in March 2016. He is a member of the compensation committee. Mr. Weaver has been employed by Central Georgia Electric Membership Corporation since 1970 and is currently serving as President. Mr. Weaver is currently a director of Southeastern Data Cooperative and is a former director of First Georgia Community Corporation and Federated Rural Electric Insurance Corporation.

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

    Compensation Committee.    The compensation committee is responsible for monitoring adherence with our compensation programs and recommending changes to its compensation programs as needed. Currently, the members of the compensation committee are Marshall Millwood, Anthony Ham, S. Simonton and George Weaver. Mr. Millwood is the chairman of the compensation committee.

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

    Our board of directors has delegated direct oversight of corporate risk management and compliance to the audit committee. Pursuant to its charter, the audit committee reviews our business risk management process, including the adequacy of our overall control environment, in selected areas that represent significant financial and business risks. The audit committee receives regular reports on the activities of the risk management and compliance committee, which are described below, as well as quarter-end reports, which include changes to derivative hedge positions and overall corporate risk exposure. Additionally, the audit committee provides oversight over corporate ethics and compliance matters and receives regular reports on compliance, which include, but are not limited to, the review of i) significant compliance issues, ii) significant audits/examinations by governmental or other regulatory agencies, and iii) significant regulatory proceedings. The risk management and compliance committee, comprised of our chief executive officer, chief operating officer, chief financial officer, and the executive vice president of member and external relations, provides general oversight over all of our risk management and compliance activities, including but not limited to commodity trading, fuels management, insurance procurement, debt management, investment portfolio management and environmental and electric reliability compliance. The risk management and compliance committee has implemented comprehensive policies and procedures, consistent with current board policies, which govern our activities pertaining to market, compliance/regulatory and other risks. For further discussion about our risk management and compliance committee and its activities, see "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK."

Code of Ethics and Code of Conduct

    We have adopted a Code of Conduct that applies to all our employees, including our principal executive, financial and accounting officers. Our Code of Conduct is available at our website, www.opc.com.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Executive Summary

    The philosophy and objective of our compensation and benefits program is to establish and maintain competitive total compensation programs that will attract, motivate and retain the qualified skilled workforce necessary for our continued success. The compensation committee of the board of directors has the primary responsibility for establishing, implementing and monitoring adherence with our compensation programs. To help align executive officers' interests with those of our members, we have designed a significant portion of our cash compensation program as a pay for performance based system that rewards executive officers based on our success in achieving the corporate goals discussed below. To remain competitive, we review our total compensation program against generally available market data to gain a general understanding of current compensation practices.

Components of Total Compensation

    The compensation committee determined that compensation packages for the fiscal year ended December 31, 2013 for our executive officers should be comprised of the following three primary components:

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

    Importantly, our executive officers cannot help us meet our goals and improve performance without the work of others. For this reason, the performance goals set at the corporate level are the same for both executive officers and non-executive employees.

    Benefits.    The benefits program is designed to allow executive officers to choose the benefit options that best meet their needs. Our president and chief executive officer recommends changes to the benefits program or level of benefits that all executive officers, including our president and chief executive officer, receive to the compensation committee. The compensation committee then reviews and recommends changes to the board of directors for its approval. To meet the health and welfare needs of our executive officers at a reasonable cost, we pay for 80-85% of an executive officer's health and welfare benefits. Our president and chief executive officer decides our exact cost sharing percentage. We also provide each executive officer with life insurance coverage of two times the officer's base salary, up to $800,000, as well as disability insurance at a level equal to 60% of the officer's base salary. The health, life and disability insurance coverage we provide to our executive officers is consistent with the coverage we provide to our employees generally.

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

    Bonuses.    Our practice has been to, on infrequent occasions, award cash bonuses to senior management related to exemplary performance. Our compensation committee may determine bonus criteria and may recommend to our board of directors for approval of discretionary bonuses to members of our senior management team. Our president and chief executive officer may determine bonus criteria and issue discretionary bonuses to other members of senior management.

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

    The compensation committee operates pursuant to a statement of functions that sets forth the committee's objectives and responsibilities. The compensation committee's objective is to review and recommend to the board of directors for approval any changes to various compensation related matters, as well as any significant changes in benefits cost or level of benefits, for the members of the board of directors, the executive officers, and other employees. The compensation committee annually reviews the statement of functions and makes any necessary revisions to ensure its responsibilities are accurately stated.

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

    Role of Generally Available Market Data.    To confirm that our compensation remains competitive, we review standardized surveys to compare our total compensation program against other companies in the utility industry of a similar size. We do not benchmark against such data; rather we utilize these surveys to gain a general understanding of current compensation practices and better understand and compare the components of our compensation program. The surveys we review are generally available, and we have not hired a compensation consultant to provide us with information on executive compensation data. Executive compensation levels at other companies do not drive our compensation decisions, and we do not target a specific market percentile for our executive officer compensation.

Corporate Goals for Performance Pay

    We choose to tie performance compensation to selected corporate goals that most appropriately measure our achievement of our strategic objectives. For 2013, our performance measures were divided into the following categories: i) operations, ii) financial, iii) quality, iv) corporate compliance and v) safety. Targeted performance measures in these categories are designed to help us accomplish our corporate goals which will benefit our members, employees and promote responsible environmental stewardship.

    The maximum performance pay each executive officer can receive is 20% of his or her salary and in order to receive the full 20%, 100% of the performance measures must be achieved. The performance measures are weighted to align with our current strategic focus, and each goal is reviewed annually, and adjusted in order to reflect any changes in our strategic focus. We also review and refine these goals annually and make adjustments as necessary to ensure that we are consistently stretching our expectations and performance. Although some performance measures may stay the same, the applicable threshold may become more difficult. The following provides an overview of the purposes of each category of our corporate goals:

    Operations.    The operations goals measure how well each of our operating plants responds to system requirements. In order to optimize generation for system load requirements, we generally dispatch the most efficient and economical generation resources first. If the preferred generation resource is not available when called upon, we must resort to a more expensive alternative. Most of the performance measures in this category, including start reliability and equivalent forced outage rate are measured against industry averages and the applicable thresholds are set above average. To meet these standards, we must operate and maintain these facilities in a manner which minimizes long-term maintenance and replacement energy costs. Certain operational goals take into account performance standards as required by contracts related to the facility operations. This corporate goal excludes performance measures related to facilities operated by Georgia Power as we do not direct operations at those facilities. Our achieving operational excellence at the corporate level results in the most reliable, efficient and lowest cost power supply for our members.

    Financial.    Our financial goals provide direct benefits to our members by lowering power costs and adding value to our assets. Certain goals are tied to specific financial performance while others focus on reducing risks and adding value. For example, the cost savings and reduction goal is designed to encourage staff to identify and implement strategies that result in cost savings or cost reductions in either the current year or in the long-term. Any cost savings included in this goal must be over and above what would generally be expected. Another goal encourages staff to develop programs that add value to our resources or reduce risk exposure. Some of these programs are subjective and not readily quantifiable in dollar terms and therefore discretion as to the achievement of the value added or risk reduction component is placed with the compensation committee. Two goals were added in 2013 that focused on our internal control over financial reporting and the profitability of off-system sales from Smith.

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

    Corporate Compliance.    Our corporate compliance goals are divided into three categories – environmental, electric reliability standards and our corporate compliance program. The environmental goals incentivize our commitment to responsible environmental stewardship while providing reliable and affordable energy. We measure our performance by the number of environmental incidents, such as spills, which not only increase costs for our members but may cause environmental damage. Electric reliability standards compliance is measured by reviewing our performance as determined by standards set by the electric reliability organizations. To achieve the maximum awards for the environmental and reliability categories, we must avoid any spills or notices of violation. Our corporate compliance program was designed to minimize business risks related to non-compliance with general laws, rules and regulations, contracts and other business concerns and minimize any economic consequences. The related goals measure our performance strengthening this program.

    Safety.    Our safety goals provide employees a financial incentive to focus on a safe workplace environment, which increases employee morale and minimizes lost time. Two of our safety performance goals are measured by comparing incident rates in our work environment against national incident rates compiled by the U.S. Department of Labor's Bureau of Labor Statistics. Two other goals focus on our internal safety program and safety training.

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

  Assessment of Performance of 2013 Corporate Goals

    The specific corporate performance measures, thresholds, maximums and results for our executive officers' 2013 performance pay were the following:

Performance Category/Description	Performance Measure	Threshold	Maximum	2013 Result	Weight	Weighted Goal Achieved

Operations(1)
Rocky Mountain	Start Reliability	99.96%	100.0%	100.0%	3.0%	3.00%
	Peak Season Availability	88.76%	100.0%	95.5%	4.0%	2.62%
	Equivalent Forced Outage Rate	2.36%	0.0%	3.6%	4.0%	2.58%
Combustion Turbine Operations	Start Reliability	99.11-100.0%	100.0%	98.1%	4.0%	2.35%
	Peak Season Availability	97.26-98.04%	100.0%	99.7%	9.0%	8.43%
Chattahoochee	Availability	96.5-98.0%	100.0%	99.2%	4.0%	3.07%
	Dispatch Order Percentage	95.0%	100.0%	97.1%	3.0%	2.13%
Smith	Peak Season Availability	94.09-95.10%	100.0%	98.5%	2.0%	1.70%
	Dispatch Order Percentage	95.0%	100.0%	97.1%	2.0%	1.13%
Financial
Cost Saving	Current Year / Long-Term Savings	$ 1,000,000	$35,000,000	$42,871,161	7.0%	7.00%
Value Added/Risk Reduction	Qualifying Programs	0	3	3	3.0%	3.00%
Internal Control over Financial Reporting(2)	Deficiency or Weakness	1-2	0-1	1	2.0%	2.00%
Off-System Sales	Sales/Profits at Smith	$10,000,000	$17,000,000	$10,592,246	3.0%	0.94%
Quality
Board Satisfaction	Board of Directors Survey	80.0%	100.0%	95.4%	25.0%	20.69%
Corporate Compliance
Environmental	Final Notices of Violation	1 (if fine is less than $5,000)	0	0	3.0%	3.00%
	Letters of Non-Compliance	2	0	0	2.0%	2.00%
	Reportable Spills	0	0	1	2.0%	0.00%
	Non-Reportable Spills	1 (if exceeds $7,500 to clean-up )	0	1	2.0%	1.00%
Electric Reliability Standards	Mandatory Electric Reliability Standards Violations	1 (if penalty is $25,000 or less )	0	1	3.0%	2.00%
	Internal Reliability Standards Compliance Training	100.0%	100.0%	100.0%	2.0%	2.00%
	2013 SERC Audit – potential violations	0	0	0	1.0%	1.00%
Corporate Compliance Program	Code of Conduct Training	100.0%	100.0%	100.0%	1.0%	1.00%
	Compliance Review Plan	100.0%	100.0%	100.0%	1.0%	1.00%
Safety
Incident Rate	Recordable Injuries and Illnesses	0.7	0	1.1	1.0%	0.00%
	Lost Work Day Cases	0.3	0	0.3	1.0%	0.50%
Safety Program(2)	Training Participation	98.0-100.0%	100%	66.7%	3.0%	2.00%
	Meetings Completed	6-8	6-8	100.0%	1.0%	1.00%
	Safety Programs	33.3%	100.0%	100.0%	2.0%	2.00%

Total					100.0%	79.14%

(1)
Operations goals apply to individual units of each generation facility. The thresholds and performance results provided in this summary table are aggregated results based on all of the generating units within the category.

(2)
Certain sub-goals have been aggregated for purposes of the table.

    As noted above, we achieved 79.14% of our corporate goals for 2013. As a result of achieving 79.14% of our corporate goals, each of our executive officers received performance pay in an amount equal to 79.14% of 20% of his or her base salary. Set forth below is a table showing performance pay figures for each of our executive officers who received performance pay in 2013:

Executive Officer	Performance Pay*

Michael W. Price	$59,008
Elizabeth B. Higgins	59,008
William F. Ussery	45,405
Charles W. Whitney	52,136

*
Performance pay was calculated based on base salaries as of December 31, 2013. Actual compensation earned in 2013 is reported in the Summary Compensation Table below.

Employment Agreements

  General

    We have an employment agreement with each of our executive officers. We negotiated each of these employment agreements on an arms-length basis, and the compensation committee determined that the terms of each agreement are reasonable and necessary to ensure that our executive officers' goals are aligned with our members' interests and that each performs his or her respective role while acting s in our members' best interests. The compensation committee reviews these agreements annually and last reviewed each employment agreement, except for Mr. Smith's, in November 2013.

    We entered into our current employment agreement with Mr. Smith on October 11, 2013. The current term of the agreement extends through December 31, 2016 and will automatically renew pursuant to the corresponding provision of the agreement for successive one-year periods unless either party provides written notice not to renew the agreement twenty-five months before the expiration of any extended term. Mr. Smith's minimum annual base salary under his agreement is $630,000, and is subject to review and upward adjustment by our board of directors. Mr. Smith is eligible for an annual bonus and to participate in incentive compensation plans generally available to similarly situated employees, determined by our board of directors at its sole discretion. Mr. Smith is also entitled to an automobile or an automobile allowance during the term of the agreement. Mr. Smith's employment agreement contains severance pay provisions.

    We also have employment agreements with Mr. Price, Ms. Higgins, Mr. Ussery, and Mr. Whitney. Pursuant to the automatic renewal provisions of these employment agreements, the current term of each agreement extends through December 31, 2015 and will continue to automatically renew for successive one-year periods unless either party provides written notice not to renew the agreement thirteen months before the expiration of any extended term. No such notices have been provided.

    Minimum annual base salaries under these agreements are $255,116 for Mr. Price, $246,887 for Ms. Higgins, $171,700 for Mr. Ussery, and $300,000 for Mr. Whitney. Salaries are subject to review and possible adjustment as determined by the president and the chief executive officer. Each executive is also eligible for an annual bonus and to participate in incentive compensation plans generally available to similarly situated employees, determined by us at our sole discretion. The employment agreements with Mr. Price, Ms. Higgins, Mr. Ussery and Mr. Whitney contain severance pay provisions.

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

    Pursuant to the terms of his employment agreement, Mr. Smith will be entitled to a lump-sum severance payment upon the occurrence of any of the following events: (1) we terminate his employment without cause; or (2) he resigns due to a demotion or material reduction of his position or responsibilities, a material reduction of his base salary, or a relocation of his principal office by more than 50 miles. The severance payment will equal Mr. Smith's then current base salary through the rest of the term of the agreement (with a minimum of one year's pay and a maximum of two years' pay), and is payable within 30 days of termination, subject to the provisions of Internal Revenue Code Section 409A. In addition, Mr. Smith will be entitled to outplacement services and an amount equal to his costs for medical and dental continuation coverage under COBRA, each for the longer of one year or the remaining term of the agreement. Severance is payable only if Mr. Smith signs a form releasing all claims against us within 20 days after his termination date. The maximum severance that would be payable to Mr. Smith in the circumstances described above is $1,348,728.

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

    Pursuant to the terms of their employment agreements, Mr. Price, Ms. Higgins, Mr. Ussery and Mr. Whitney will each be entitled to a lump-sum severance payment if we terminate the executive without cause or if the executive resigns after a demotion or material reduction of his or her position or responsibilities, a reduction of his or her base salary, or a relocation of his or her principal office by more than 50 miles. The severance payment will equal one year of the executive's then current base salary, payable six months after the executive's termination date. In addition, the executive will be entitled to six months of outplacement services and an amount equal to the executive's cost for medical and dental continuation coverage under COBRA for six months. Severance is payable only if the executive signs a form releasing all claims against us within 45 days after his or her termination date. The maximum severance that would be payable to Mr. Price, Ms. Higgins, Mr. Ussery and Mr. Whitney in the circumstances described above is $409,602, $411,268, $311,755 and $360,393, respectively.

Compensation Committee Report

    The Compensation Committee of Oglethorpe Power Corporation has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2013 for filing with the SEC.

Respectfully Submitted,
The Compensation Committee

  The Compensation Committee
  M. Anthony Ham
  Marshall S. Millwood
  Sammy G. Simonton
  George L. Weaver

Compensation Committee Interlocks and Insider Participation

    Marshall S. Millwood, M. Anthony Ham, Sammy G. Simonton and George L. Weaver served as members of our compensation committee in 2013.

    Mr. Weaver is a director of ours and also the president of Central Georgia Electric Membership Corporation. Central Georgia is a member of ours and has a wholesale power contract with us. Central Georgia's payments of $30.4 million to us in 2013 under its wholesale power contract accounted for 2.4% of our total revenues.

Summary Compensation Table

    The following table sets forth the total compensation paid or earned by each of our executive officers for the fiscal years ended December 31, 2013, 2012 and 2011.

Name and Principal Position	Year		Salary	Bonus	Non-Equity Incentive Plan Compensation	All Other Compensation(1)	Total

Michael L. Smith	2013	(2)	$98,135	$–	$–	$9,426	$107,561
President and Chief Executive Officer
Thomas A. Smith(3)	2013		269,481	–	–	118,740	388,221
Former President and Chief	2012		615,009	–	107,285	96,604	818,898
Executive Officer	2011		595,792	–	96,840	98,681	791,313
Michael W. Price	2013		370,303	15,000	59,008	69,067	513,378
Executive Vice President and	2012		356,044	10,000	62,111	64,604	492,759
Chief Operating Officer	2011		345,133	–	56,064	64,490	465,687
Elizabeth B. Higgins	2013		363,135	15,000	59,008	61,035	498,178
Executive Vice President and	2012		356,044	10,000	62,111	56,545	484,700
Chief Financial Officer	2011		345,133	–	56,064	56,441	457,638
William F. Ussery	2013		285,029	15,000	45,405	53,390	398,824
Executive Vice President,	2012		274,495	10,000	47,885	50,925	383,305
Member and External Relations	2011		266,500	–	43,223	44,470	354,193
Charles W. Whitney	2013		325,752	–	52,136	52,009	429,897
Senior Vice President,	2012		315,188	–	54,983	60,590	430,761
General Counsel	2011		306,250	–	49,631	59,684	415,565

(1)
Figures for 2013 consist of matching contributions and contributions made by Oglethorpe under the 401(k) Retirement Savings Plan on behalf of Mr. M. Smith, Mr. T. Smith, Mr. Price, Ms. Higgins, Mr. Ussery, and Mr. Whitney of $7,851, $31,875, $31,875, $31,875, $29,482 and $31,875, respectively; contributions by Oglethorpe to a nonqualified deferred compensation plan on behalf of Mr. T. Smith, Mr. Price, Ms. Higgins, Mr. Ussery, and Mr. Whitney, respectively of $10,104, $16,744, $15,620, $8,657 and $10,059; payment for unused paid time off for Mr. T. Smith, Mr. Price and Mr. Ussery in the amount of $71,260, $6,880 and $5,304, respectively; car allowances; executive health benefits; customary holiday gifts and service awards.

(2)
Mr. M. Smith became an Oglethorpe employee in November 2013.

(3)
Mr. T. Smith passed away in June 2013.

    The following table sets forth the threshold and maximum awards available to the executive officers listed in the Summary Compensation Table who received performance pay for the fiscal year ended December 31, 2013.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
	Grant Date
Name		Threshold	Maximum

Michael W. Price	N/A	$14,390	$74,562
Executive Vice President and Chief Operating Officer
Elizabeth B. Higgins	N/A	$14,390	$74,562
Executive Vice President and Chief Financial Officer
William F. Ussery	N/A	$11,073	$57,373
Executive Vice President, Member and External Relations
Charles W. Whitney	N/A	$12,715	$57,373
Senior Vice President and General Counsel

    For an explanation of the criteria and formula used to determine the awards listed above, please refer to "– Compensation Discussion and Analysis – Assessment of Performance of 2013 Corporate Goals."

Nonqualified Deferred Compensation

    We maintain a Fidelity Non-Qualified Deferred Compensation Program for each of the executive officers in the table below. This non-qualified deferred compensation program serves as a vehicle through which we can continue our employer retirement contributions to our executive officers beyond the IRS salary limits on the retirement plan ($260,000 as indexed).

    From 2001 through 2004, Mr. T. Smith received deferred compensation benefits through his participation in our Executive Supplemental Retirement Plan. He did not receive any benefits pursuant to this plan after 2004. None of our other executive officers are currently participating in this plan.

    The following table sets forth our contributions for the fiscal year ended December 31, 2013 along with aggregate earnings for the same period.

Name	Registrant Contributions in Last FY(1)	Aggregate Earnings in Last FY(2)	Aggregate Withdrawals/ Distributions in Last FY	Aggregate Balance at Last FYE

Michael L. Smith	$–	$–	$–	$–
President and Chief Executive Officer
Thomas A. Smith	10,104	33,824	654,598	–
Former President and Chief Executive Officer
Michael W. Price	16,744	17,021	–	126,165
Executive Vice President and Chief Operating Officer
Elizabeth B. Higgins	15,620	29,097	–	134,577
Executive Vice President and Chief Financial Officer
William F. Ussery	8,657	8,526	–	45,830
Executive Vice President, Member and External Relations
Charles W. Whitney	10,059	2,325	–	31,923
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

Director Compensation

The following table sets forth the total compensation paid or earned by each of our directors for the fiscal year ended December 31, 2013.

Name	Total Fees Earned or Paid in Cash

Member Directors
Benny W. Denham, Chairman	$33,940
Marshall S. Millwood, Vice-Chairman	$34,600
C. Hill Bentley	$24,400
M. Anthony Ham	$25,900
Fred A. McWhorter	$25,500
Jeffrey W. Murphy	$24,400
Danny L. Nichols	$26,600
G. Randall Pugh	$24,500	(1)
Sammy G. Simonton	$25,300
Bobby C. Smith, Jr.	$27,800
George L. Weaver	$24,100
James I. White	$26,200
Outside Director
Wm. Ronald Duffey	$120,900	(2)

(1)
Mr. Pugh's compensation is paid directly to Jackson Electric Membership Corporation, where he serves as President and Chief Executive Officer.

(2)
Mr. Duffey was compensated $15,000 per month for his role as Board Liaison from June 5, 2013 to November 6, 2013.

    During 2013, we paid our member directors a fee of $1,200 per board meeting and $800 per day for attending committee meetings, other meetings, or other official business approved by the chairman of the board of directors. Member directors are paid $600 per day for attending the annual meeting of members and member advisory board meetings. Our outside director was paid a fee of $5,500 per board meeting for four meetings a year and a fee of $1,000 per board meeting for the remaining other board meetings held during the year. Our outside director was also paid $1,000 per day for attending committee meetings, annual meetings of the members or other official business. In addition, we reimburse all directors for out-of-pocket expenses incurred in attending a meeting. All directors are paid $100 per day when participating in meetings by conference call. The chairman of the board of directors is paid an additional 20% of his director's fee per board meeting for time involved in preparing for the meetings. The audit committee financial expert is paid an additional $400 per audit committee meeting for the time involved in fulfilling that role. Neither our outside director nor member directors receive any perquisites or other personal benefits from us.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

    Not Applicable.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

    Hill Bentley is a director of ours and the Chief Executive Officer of Tri-County Electric Membership Corporation. Tri-County is a member of ours and has a wholesale power contract with us. Tri-County's revenues of $13.6 million to us in 2013 under its wholesale power contract accounted for approximately 1.1% of our total revenues.

    Jeffrey Murphy is a director of ours and the President and Chief Executive Officer of Hart Electric Membership Corporation. Hart is a member of ours and has a wholesale power contract with us. Hart's revenues of $19.3 million to us in 2013 under its wholesale power contract accounted for approximately 1.6% of our total revenues.

    Danny Nichols is a director of ours and is the General Manager of Colquitt Electric Membership Corporation. Colquitt is a member of ours and has a wholesale power contract with us. Colquitt's revenues of $38.2 million to us in 2013 under its wholesale power contract accounted for approximately 3.1% of our total revenues.

    Randall Pugh is a director of ours and the President and Chief Executive Officer of Jackson Electric Membership Corporation. Jackson is a member of ours and has a wholesale power contract with us. Jackson's revenues of $136.1 million to us in 2013 under its wholesale power contract accounted for approximately 10.9% of our total revenues.

    George Weaver is a director of ours and the President of Central Georgia Electric Membership Corporation. Central Georgia is a member of ours and has a wholesale power contract with us. Central Georgia's revenues of $30.4 million to us in 2013 under its wholesale power contract accounted for approximately 2.4% of our total revenues.

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

    In addition to meeting the requirements set forth in our bylaws, all directors, with the exception of Randall Pugh, satisfy the definition of director independence as prescribed by the NASDAQ Stock Market and otherwise meet the requirements set forth in our bylaws. Randall Pugh does not qualify as an independent director because he is the President and Chief Executive Officer of Jackson, which accounted for approximately 10.9% of our revenues for the fiscal year ended December 31, 2013. Although we do not have any securities listed on the NASDAQ Stock Market, we have used its independence criteria in making this determination in accordance with applicable SEC rules.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

    For 2013 and 2012, fees for services provided by our independent registered public accounting firm, Ernst & Young LLP were as follows:

	2013	2012

	(dollars in thousands)
Audit Fees(1)	$544	$586
Audit-Related Fees(2)	25	–
Tax Fees(3)	61	36
All Other Fees(4)	2	2

Total	$632	$624

(1)
Audit of annual financial statements and review of financial statements included in SEC filings and services rendered in connection with financings.

(2)
Other audit-related services relate to agreed upon procedures.

(3)
Professional tax services including tax consultation and tax return compliance.

(4)
All other fees relates to a subscription to an on-line accounting research tool.

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

Pre-Approval Policy

    The audit and permissible non-audit services performed by Ernst & Young LLP in 2013 were pre-approved in accordance with the pre-approval policy and procedures adopted by the audit committee. The policy requires that requests for all services must be submitted to the audit committee for specific pre-approval and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    List of Documents Filed as a Part of This Report.

		Page
(1)	Financial Statements (Included under "Financial Statements and Supplementary Data")
	Consolidated Statements of Revenues and Expenses, For the Years Ended December 31, 2013, 2012 and 2011	56
	Consolidated Statements of Comprehensive Margin, For the Years Ended December 31, 2013, 2012 and 2011	57
	Consolidated Balance Sheets, As of December 31, 2013 and 2012	58
	Consolidated Statements of Capitalization, As of December 31, 2013 and 2012	60
	Consolidated Statements of Cash Flows, For the Years Ended December 31, 2013, 2012 and 2011	61
	Consolidated Statements of Patronage Capital and Membership Fees And Accumulated Other Comprehensive Margin (Deficit), For the Years Ended December 31, 2013, 2012 and 2011	62
	Notes to Consolidated Financial Statements	63
	Report of Independent Registered Public Accounting Firm	87
(2)	Financial Statement Schedules
	None applicable.
(3)	Exhibits

    Exhibits marked with an asterisk (*) are hereby incorporated by reference to exhibits previously filed by the Registrant as indicated in parentheses following the description of the exhibit.

Number		Description

*3.1(a)	–	Restated Articles of Incorporation of Oglethorpe, dated as of July 26, 1988. (Filed as Exhibit 3.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1988, File No. 33-7591.)
*3.1(b)	–	Amendment to Articles of Incorporation of Oglethorpe, dated as of March 11, 1997. (Filed as Exhibit 3(i)(b) to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
3.2	–	Bylaws of Oglethorpe, as amended and restated, as of May 1, 2008 (Updated on January 1, 2014 to reflect SMG membership change).
*4.1	–	Amended and Restated Indenture of Trust, Deed to Secure Debt and Security Agreement No. 2, dated December 1, 1997, between Wilmington Trust Company and NationsBank, N.A. collectively as Owner Trustee, under Trust Agreement No. 2, dated December 30, 1985, with DFO Partnership, as assignee of Ford Motor Credit Company, and The Bank of New York Trust Company of Florida, N.A. as Indenture Trustee, with a schedule identifying three other substantially identical Amended and Restated Indentures of Trust, Deeds to Secure Debt and Security Agreements and any material differences. (Filed as Exhibit 4.4 to the Registrant's Form S-4 Registration Statement, File No. 333-42759.)
*4.2(a)	–	Lease Agreement No. 2, dated December 30, 1985, between Wilmington Trust Company and William J. Wade, as Owner Trustees under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, Lessor, and Oglethorpe, Lessee, with a schedule identifying three other substantially identical Lease Agreements. (Filed as Exhibit 4.5(b) to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)

*4.2(b)	–	First Supplement to Lease Agreement No. 2 (included as Exhibit B to the Supplemental Participation Agreement No. 2 listed as 10.1.1(b)).
*4.2(c)	–	First Supplement to Lease Agreement No. 1, dated as of June 30, 1987, between The Citizens and Southern National Bank as Owner Trustee under Trust Agreement No. 1 with IBM Credit Financing Corporation, as Lessor, and Oglethorpe, as Lessee. (Filed as Exhibit 4.5(c) to the Registrant's Form 10-K for the fiscal year ended December 31, 1987, File No. 33-7591.)
*4.2(d)	–	Second Supplement to Lease Agreement No. 2, dated as of December 17, 1997, between NationsBank, N.A., acting through its agent, The Bank of New York, as an Owner Trustee under the Trust Agreement No. 2, dated December 30, 1985, among DFO Partnership, as assignee of Ford Motor Credit Company, as the Owner Participant, and the Original Trustee, as Lessor, and Oglethorpe, as Lessee, with a schedule identifying three other substantially identical Second Supplements to Lease Agreements and any material differences. (Filed as Exhibit 4.5(d) to the Registrant's Form S-4 Registration Statement, File No. 333-42759.)
*4.3	–	Eighth Amended and Restated Loan Contract, dated as of April 23, 2013, between Oglethorpe and the United States of America, together with four notes executed and delivered pursuant thereto. (Filed as Exhibit 4.1 to the Registrant's Form 10-Q for the quarterly period ended March 31, 2013, File No. 000-53908.)
*4.4.1(a)	–	Indenture, dated as of March 1, 1997, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee. (Filed as Exhibit 4.8.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*4.4.1(b)	–	First Supplemental Indenture, dated as of October 1, 1997, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1997B (Burke) Note. (Filed as Exhibit 4.8.1(b) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1997, File No. 33-7591.)
*4.4.1(c)	–	Second Supplemental Indenture, dated as of January 1, 1998, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 1997C (Burke) Note. (Filed as Exhibit 4.7.1(c) to the Registrant's Form 10-K for the fiscal year ended December 31, 1997, File No. 33-7591.)
*4.4.1(d)	–	Third Supplemental Indenture, dated as of January 1, 1998, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 1997A (Monroe) Note. (Filed as Exhibit 4.7.1(d) to the Registrant's Form 10-K for the fiscal year December 31, 1997, File No. 33-7591.)
*4.4.1(e)	–	Fourth Supplemental Indenture, dated as of March 1, 1998, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1998A (Burke) and 1998B (Burke) Notes. (Filed as Exhibit 4.7.1(e) to the Registrant's Form 10-K for the fiscal year ended December 31, 1998, File No. 33-7591.)
*4.4.1(f)	–	Fifth Supplemental Indenture, dated as of April 1, 1998, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1998 CFC Note. (Filed as Exhibit 4.7.1(f) to the Registrant's Form 10-K for the fiscal year ended December 31, 1998, File No. 33-7591.)
*4.4.1(g)	–	Sixth Supplemental Indenture, dated as of January 1, 1999, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1998C (Burke) Note. (Filed as Exhibit 4.7.1(g) to the Registrant's Form 10-K for the fiscal year ended December 31, 1998, File No. 33-7591.)
*4.4.1(h)	–	Seventh Supplemental Indenture, dated as of January 1, 1999, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1998A (Monroe) Note. (Filed as Exhibit 4.7.1(h) to the Registrant's Form 10-K for the fiscal year ended December 31, 1998, File No. 33-7591.)

*4.4.1(i)	–	Eighth Supplemental Indenture, dated as of November 1, 1999, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1999B (Burke) Note. (Filed as Exhibit 4.7.1(i) to the Registrant's Form 10-K for the fiscal year ended December 31, 1999, File No. 33-7591.)
*4.4.1(j)	–	Ninth Supplemental Indenture, dated as of November 1, 1999, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1999B (Monroe) Note. (Filed as Exhibit 4.7.1(j) to the Registrant's Form 10-K for the fiscal year ended December 31, 1999, File No. 33-7591.)
*4.4.1(k)	–	Tenth Supplemental Indenture, dated as of December 1, 1999, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1999 Lease Notes. (Filed as Exhibit 4.7.1(k) to the Registrant's Form 10-K for the fiscal year ended December 31, 1999, File No. 33-7591.)
*4.4.1(l)	–	Eleventh Supplemental Indenture, dated as of January 1, 2000, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 1999A (Burke) Note. (Filed as Exhibit 4.7.1(l) to the Registrant's Form 10-K for the fiscal year ended December 31, 1999, File No. 33-7591.)
*4.4.1(m)	–	Twelfth Supplemental Indenture, dated as of January 1, 2000, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 1999A (Monroe) Note. (Filed as Exhibit 4.7.1(m) to the Registrant's Form 10-K for the fiscal year ended December 31, 1999, File No. 33-7591.)
*4.4.1(n)	–	Thirteenth Supplemental Indenture, dated as of January 1, 2001, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2000 (Burke) Note. (Filed as Exhibit 4.7.1(n) to the Registrant's Form 10-K for the fiscal year ended December 31, 2000, File No. 33-7591.)
*4.4.1(o)	–	Fourteenth Supplemental Indenture, dated as of January 1, 2001, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2000 (Monroe) Note. (Filed as Exhibit 4.7.1(o) to the Registrant's Form 10-K for the fiscal year ended December 31, 2000, File No. 33-7591.)
*4.4.1(p)	–	Fifteenth Supplemental Indenture, dated as of January 1, 2002, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2001 (Burke) Note. (Filed as Exhibit 4.7.1(p) to the Registrant's Form 10-K for the fiscal year ended December 31, 2001, File No. 33-7591.)
*4.4.1(q)	–	Sixteenth Supplemental Indenture, dated as of January 1, 2002, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2001 (Monroe) Note. (Filed as Exhibit 4.7.1(q) to the Registrant's Form 10-K for the fiscal year ended December 31, 2001, File No. 33-7591.)
*4.4.1(r)	–	Seventeenth Supplemental Indenture, dated as of October 1, 2002, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2002A (Burke) Note. (Filed as Exhibit 4.7.1(r) to the Registrant's Form 10-K for the fiscal year ended December 31, 2002, File No. 33-7591.)
*4.4.1(s)	–	Eighteenth Supplemental Indenture, dated as of October 1, 2002, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2002B (Burke) Note. (Filed as Exhibit 4.7.1(s) to the Registrant's Form 10-K for the fiscal year ended December 31, 2002, File No. 33-7591.)
*4.4.1(t)	–	Nineteenth Supplemental Indenture, dated as of January 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2002C (Burke) Note. (Filed as Exhibit 4.7.1(t) to the Registrant's Form 10-K for the fiscal year ended December 31, 2002, File No. 33-7591.)

*4.4.1(u)	–	Twentieth Supplemental Indenture, dated as of January 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2002 (Monroe) Note. (Filed as Exhibit 4.7.1(u) to the Registrant's Form 10-K for the fiscal year ended December 31, 2002, File No. 33-7591.)
*4.4.1(v)	–	Twenty-First Supplemental Indenture, dated as of January 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2002 (Appling) Note. (Filed as Exhibit 4.7.1(v) to the Registrant's Form 10-K for the fiscal year ended December 31, 2002, File No. 33-7591.)
*4.4.1(w)	–	Twenty-Second Supplemental Indenture, dated as of March 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2003 (FFB M-8) Note and Series 2003 (RUS M-8) Reimbursement Note. (Filed as Exhibit 4.7.1(w) to the Registrant's Form 10-Q for the quarterly period ended September 30, 2003, File No. 33-7591.)
*4.4.1(x)	–	Twenty-Third Supplemental Indenture, dated as of March 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2003 (FFB N-8) Note and Series 2003 (RUS N-8) Reimbursement Note. (Filed as Exhibit 4.7.1(x) to the Registrant's Form 10-Q for the quarterly period ended September 30, 2003, File No. 33-7591.)
*4.4.1(y)	–	Twenty-Fourth Supplemental Indenture, dated as of December 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2003A (Appling) Note. (Filed as Exhibit 4.7.1(y) to the Registrant's Form 10-K for the fiscal year ended December 31, 2003, File No. 33-7591.)
*4.4.1(z)	–	Twenty-Fifth Supplemental Indenture, dated as of December 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2003A (Burke) Note. (Filed as Exhibit 4.7.1(z) to the Registrant's Form 10-K for the fiscal year ended December 31, 2003, File No. 33-7591.)
*4.4.1(aa)	–	Twenty-Sixth Supplemental Indenture, dated as of December 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2003B (Burke) Note. (Filed as Exhibit 4.7.1(aa) to the Registrant's Form 10-K for the fiscal year ended December 31, 2003, File No. 33-7591.)
*4.4.1(bb)	–	Twenty-Seventh Supplemental Indenture, dated as of December 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2003A (Heard) Note. (Filed as Exhibit 4.7.1(bb) to the Registrant's Form 10-K for the fiscal year ended December 31, 2003, File No. 33-7591.)
*4.4.1(cc)	–	Twenty-Eighth Supplemental Indenture, dated as of December 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2003A (Monroe) Note. (Filed as Exhibit 4.7.1(cc) to the Registrant's Form 10-K for the fiscal year ended December 31, 2003, File No. 33-7591.)
*4.4.1(dd)	–	Twenty-Ninth Supplemental Indenture, dated as of December 1, 2004, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2004 (Burke) Note. (Filed as Exhibit 4.7.1(dd) to the Registrant's Form 10-K for the fiscal year ended December 31, 2004, File No. 33-7591.)
*4.4.1(ee)	–	Thirtieth Supplemental Indenture, dated as of December 1, 2004, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2004 (Monroe) Note. (Filed as Exhibit 4.7.1(ee) to the Registrant's Form 10-K for the fiscal year ended December 31, 2004, File No. 33-7591.)
*4.4.1(ff)	–	Thirty-First Supplemental Indenture, dated as of November 1, 2005, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2005 (Burke) Note. (Filed as Exhibit 4.7.1(ff) to the Registrant's Form 10-K for the fiscal year ended December 31, 2005, File No. 33-7591.)

*4.4.1(gg)	–	Thirty-Second Supplemental Indenture, dated as of November 1, 2005, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2005 (Monroe) Note. (Filed as Exhibit 4.7.1(gg) to the Registrant's Form 10-K for the fiscal year ended December 31, 2005, File No. 33-7591.)
*4.4.1(hh)	–	Thirty-Third Supplemental Indenture, dated as of May 1, 2006, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2006 (FFB P-8) Note and Series 2006 (RUS P-8) Reimbursement Note. (Filed as Exhibit 4.7.1(hh) to the Registrant's Form 10-Q for the quarterly period ended June 30, 2006, File No. 33-7591.)
*4.4.1(ii)	–	Thirty-Fourth Supplemental Indenture, dated as of September 22, 2006, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Amendment of Section 9.9 of the Original Indenture. (Filed as Exhibit 4.7.1(ii) to the Registrant's Form 10-K for the fiscal year ended December 31, 2006, File No. 33-7591.)
*4.4.1(jj)	–	Thirty-Fifth Supplemental Indenture, dated as of October 1, 2006, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Oglethorpe Power Corporation First Mortgage Bonds, Series 2006. (Filed as Exhibit 4.7.1(jj) to the Registrant's Form 10-K for the fiscal year ended December 31, 2006, File No. 33-7591.)
*4.4.1(kk)	–	Thirty-Sixth Supplemental Indenture, dated as of October 1, 2006, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2006A (Burke) Note, Series 2006B-1 (Burke) Note, Series 2006B-2 (Burke) Note, Series 2006B-3 (Burke) Note, Series 2006B-4 (Burke) Note and Series 2006A (Monroe) Note. (Filed as Exhibit 4.7.1(kk) to the Registrant's Form 10-K for the fiscal year ended December 31, 2006, File No. 33-7591.)
*4.4.1(ll)	–	Thirty-Seventh Supplemental Indenture, dated as of October 1, 2006, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2006C-1 (Burke) Note, Series 2006C-2 (Burke) Note and Series 2006B (Monroe) Note. (Filed as Exhibit 4.7.1(ll) to the Registrant's Form 10-K for the fiscal year ended December 31, 2006, File No. 33-7591.)
*4.4.1(mm)	–	Thirty-Eighth Supplemental Indenture, dated as of May 1, 2007, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Amendments to the Retained Indebtedness Note. (Filed as Exhibit 4.7.1(mm) to the Registrant's Form 10-Q for the quarterly period ended June 30, 2007, File No. 33-7591.)
*4.4.1(nn)	–	Thirty-Ninth Supplemental Indenture, dated as of July 1, 2007, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2007 (FFB R-8) Note and Series 2007 (RUS R-8) Reimbursement Note. (Filed as Exhibit 4.7.1(nn) to the Registrant's Form 10-Q for the quarterly period ended June 30, 2007, File No. 33-7591.)
*4.4.1(oo)	–	Fortieth Supplemental Indenture, dated as of October 1, 2007, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Oglethorpe Power Corporation First Mortgage Bonds, Series 2007. (Filed as Exhibit 4.7.1(oo) to the Registrant's Form 10-Q for the quarterly period ended September 30, 2007, File No. 33-7591.)
*4.4.1(pp)	–	Forty-First Supplemental Indenture, dated as of October 1, 2007, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2007A (Appling) Note, Series 2007B (Appling) Note, Series 2007A (Burke) Note, Series 2007B (Burke) Note, Series 2007C (Burke) Note, Series 2007D (Burke) Note, Series 2007E (Burke) Note, Series 2007F (Burke) Note and Series 2007A (Monroe) Note. (Filed as Exhibit 4.7.1(pp) to the Registrant's Form 10-Q for the quarterly period ended September 30, 2007, File No. 33-7591.)

*4.4.1(qq)	–	Forty-Second Supplemental Indenture, dated as of February 5, 2008, made by Oglethorpe to U.S. Bank National Association, as trustee, providing for the Amendment of Section 1.1 of the Original Indenture. (Filed as Exhibit 4.7(qq) to the Registrant's Form 10-K for the fiscal year ended December 31, 2007, File No. 33-7591.)
*4.4.1(rr)	–	Forty-Third Supplemental Indenture, dated as of August 1, 2008, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2008A (Burke) Note, Series 2008B (Burke) Note and Series 2008C (Burke) Note. (Filed as Exhibit 4.7.1(rr) to the Registrant's Form 10-K for the fiscal year ended December 31, 2008, File No. 33-7591.)
*4.4.1(ss)	–	Forty-Fourth Supplemental Indenture, dated as of September 1, 2008, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2008 (FFB S-8) Note and Series 2008 (RUS S-8) Reimbursement Note. (Filed as Exhibit 4.7.1(ss) to the Registrant's Form 10-K for the fiscal year ended December 31, 2008, File No. 33-7591.)
*4.4.1(tt)	–	Forty-Fifth Supplemental Indenture, dated as of December 1, 2008, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2008D (Burke) Note, Series 2008E (Burke) Note, Series 2008F (Burke) Note, Series 2008G (Burke) Note and Series 2008A (Monroe) Note. (Filed as Exhibit 4.7.1(tt) to the Registrant's Form 10-K for the fiscal year ended December 31, 2008, File No. 33-7591.)
*4.4.1(uu)	–	Forty-Sixth Supplemental Indenture, dated as of February 1, 2009, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Oglethorpe Power Corporation First Mortgage Bonds, Series 2009 A. (Filed as Exhibit 4.7.1(uu) to the Registrant's Form 10-K for the fiscal year ended December 31, 2008, File No. 33-7591.)
*4.4.1(vv)	–	Forty-Seventh Supplemental Indenture, dated as of February 19, 2009, made by Oglethorpe to U.S. Bank National Association, as trustee, providing for the Amendment of the Original Indenture. (Filed as Exhibit 4.7.1(vv) to the Registrant's Form 10-K for the fiscal year ended December 31, 2008, File No. 33-7591.)
*4.4.1(ww)	–	Forty-Eighth Supplemental Indenture, dated as of August 1, 2009, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2009B CFC Note, Series 2009C CFC Note and Series 2009D CFC Project Note. (Filed as Exhibit 4.1 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2009, File No. 333-159338.)
*4.4.1(xx)	–	Forty-Ninth Supplemental Indenture, dated as of November 1, 2009, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Oglethorpe Power Corporation First Mortgage Bonds, Series 2009 B. (Filed as Exhibit 4.1 to the Registrant's Form 10-Q for the quarter ended September 30, 2009, File No. 333-159338.)
*4.4.1(yy)	–	Fiftieth Supplemental Indenture, dated as of November 30, 2009, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2009A Line of Credit Notes. (Filed as Exhibit 4.7.1 (yy) to the Registrant's Form 10-K for the fiscal year ended December 31, 2009, File No. 000-53908.)
*4.4.1(zz)	–	Fifty-First Supplemental Indenture, dated as of December 1, 2009, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2009A (Heard) Note, Series 2009A (Monroe) Note and Series 2009B (Monroe) Note. (Filed as Exhibit 4.7.1 (zz) to the Registrant's Form 10-K for the fiscal year ended December 31, 2009, File No. 000-53908.)

*4.4.1(aaa)	–	Fifty-Second Supplemental Indenture, dated as of December 30, 2009, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the First Mortgage Bond, Series 2009 CoBank (Clean Renewable Energy Bond). (Filed as Exhibit 4.7.1 (aaa) to the Registrant's Form 10-K for the fiscal year ended December 31, 2009, File No. 000-53908.)
*4.4.1(bbb)	–	Fifty-Third Supplemental Indenture, dated as of March 1, 2010, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2010A (Burke) Note, Series 2010B (Burke) Note, Series 2010A (Monroe) Note, Series 2010A (Burke) Reimbursement Obligation, Series 2010B (Burke) Reimbursement Obligation and Series 2010A (Monroe) Reimbursement Obligation. (Filed as Exhibit 4.1 to the Registrant's Form 10-Q for the quarterly period ended March 31, 2010, File No. 000-53908.)
*4.4.1(ccc)	–	Fifty-Fourth Supplemental Indenture, dated as of May 21, 2010, made by Oglethorpe to U.S. Bank National Association, as trustee, confirming the lien of the Indenture with respect to certain After-Acquired Property (relating to the Hawk Road and Hartwell Energy Facilities). (Filed as Exhibit 4.1 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2010, File No. 000-53908.)
*4.4.1(ddd)	–	Fifty-Fifth Supplemental Indenture, dated as of August 1, 2010, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2010 (FFB V-8) Note and Series 2010 (RUS V-8) Reimbursement Note. (Filed as Exhibit 4.2 to the Registrant's Form 10-Q for the quarterly period ended September 30, 2010, File No. 000-53908.)
*4.4.1(eee)	–	Fifty-Sixth Supplemental Indenture, dated as of November 1, 2010, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Oglethorpe Power Corporation First Mortgage Bonds, Series 2010 A. (Filed as Exhibit 4.2 to the Registrant's Form 8-K filed on November 8, 2010, File No. 000-53908.)
*4.4.1(fff)	–	Fifty-Seventh Supplemental Indenture, dated as of December 1, 2010, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2010A CFC Note. (Filed as Exhibit 4.8.1(fff) to the Registrant's Form S-3 Registration Statement, File No. 333-171342.)
*4.4.1(ggg)	–	Fifty-Eighth Supplemental Indenture, dated as of December 1, 2010, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Agreement Modifying Future Advance Promissory Note. (Filed as Exhibit 4.8.1(ggg) to the Registrant's Form S-3 Registration Statement, File No. 333-171342.)
*4.4.1(hhh)	–	Fifty-Ninth Supplemental Indenture, dated as of March 1, 2011, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2011A (Appling) Note, Series 2011A (Burke) Note and Series 2011A (Monroe) Note. (Filed as Exhibit 4.2 to the Registrant's Form 10-Q for the quarterly period ended March 31, 2011, File No. 000-53908.)
*4.4.1(iii)	–	Sixtieth Supplemental Indenture, dated as of April 1, 2011, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2011 (FFB W-8) Note, Series 2011 (RUS W-8) Reimbursement Note, Series 2011 (FFB X-8) Note, and Series 2011 (RUS X-8) Reimbursement Note. (Filed as Exhibit 4.3 to the Registrant's Form 10-Q for the quarterly period ended March 31, 2011, File No. 000-53908.)
*4.4.1(jjj)	–	Sixty-First Supplemental Indenture, dated as of August 1, 2011, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Oglethorpe Power Corporation First Mortgage Bonds, Series 2011A (filed as Exhibit 4.2 to the Registrant's Form 8-K filed on August 17, 2011, File No. 000-53908.)

*4.4.1(kkk)	–	Sixty-Second Supplemental Indenture, dated as of April 1, 2012, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2012A (Monroe) Note (Filed as Exhibit 4.1 to the Registrant's Form 10-Q for the quarterly period ended March 31, 2012, File No. 000-53908.)
*4.4.1(lll)	–	Sixty-Third Supplemental Indenture, dated as of November 1, 2012, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to Oglethorpe Power Corporation First Mortgage Bonds, Series 2012A (Filed as Exhibit 4.2 to the Registrant's Form 8-K filed on November 28, 2012, File No. 000-53908.)
*4.4.1(mmm)	–	Sixty-Fourth Supplemental Indenture, dated as of April 1, 2013, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2013A (Appling) Note, Series 2013A (Burke) Note and Series 2013A (Monroe) Note (Filed as Exhibit 4.2 to the Registrant's Form 10-Q for the quarterly period ended March 31, 2013, File No. 000-53908.)
*4.4.1(nnn)	–	Sixty-Fifth Supplemental Indenture, dated as of April 23, 2013, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2013 (FFB Y-8) Note, Series 2013 (RUS Y-8) Reimbursement Note, Series 2013 (FFB AA-8) Note, and Series 2013 (RUS AA-8) Reimbursement Note and amendments to the Indenture. (Filed as Exhibit 4.3 to the Registrant's Form 10-Q for the quarterly period ended March 31, 2013, File No. 000-53908.)
*4.4.1(ooo)	–	Deed to Secure Debt, Security Agreement and Sixty-Sixth Supplemental Indenture, dated as of April 25, 2013, made by Oglethorpe and Murray County Industrial Development Authority to U.S. Bank National Association, as trustee, relating to the consolidation of Murray I and II LLC (Filed as Exhibit 4.4 to the Registrant's Form 10-Q for the quarterly period ended March 31, 2013, File No. 000-53908.)
*4.4.1(ppp)	–	Sixty-Seventh Supplemental Indenture, dated as of February 20, 2014, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to Future Advance Promissory Note No. 1, Reimbursement Note No. 1, Future Advance Promissory Note No. 2, Reimbursement Note No. 2 and amendments to the Indenture (Filed as Exhibit 4.8 to the Registrant's Form 8-K filed on February 20, 2014, File No. 000-53908.)
*4.4.2	–	Security Agreement, dated as of March 1, 1997, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee. (Filed as Exhibit 4.8.2 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*4.5	–	Unsecured Indenture, dated as of December 22, 2010, by and between Oglethorpe and U.S. Bank National Association, as trustee (Filed as Exhibit 4.1 to the Registrant's Form S-3 Registration Statement, File No. 333-171342.)
4.6.1(1)	–	Loan Agreement, dated as of August 1, 2008, between Development Authority of Burke County and Oglethorpe relating to Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 2008A, and three other substantially identical (Fixed Rate Bonds) loan agreements.
4.6.2(1)	–	Note, dated August 27, 2008, from Oglethorpe to U.S. Bank National Association, as trustee, acting pursuant to a Trust Indenture, dated as of August 1, 2008, between Development Authority of Burke County and U.S. Bank National Association relating to Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 2008A, and three other substantially identical notes.

4.6.3(1)	–	Trust Indenture, dated as of August 1, 2008, between Development Authority of Burke County and U.S. Bank National Association, as trustee, relating to Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 2008A, and three other substantially identical indentures.
4.7.1(1)	–	Loan Agreement, dated as of December 1, 2003, between Development Authority of Burke County and Oglethorpe relating to Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 2003A, and seven other substantially identical (Auction Rate Bonds) loan agreements.
4.7.2(1)	–	Note, dated December 3, 2003, from Oglethorpe to SunTrust Bank, as trustee, pursuant to a Trust Indenture, dated December 1, 2003, between Development Authority of Burke County and SunTrust Bank relating to Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 2003A, and seven other substantially identical notes.
4.7.3(1)	–	Trust Indenture, dated as of December 1, 2003, between Development Authority of Burke County and SunTrust Bank, as trustee, relating to Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 2003A, and seven other substantially identical indentures.
4.8.1(1)	–	Loan Agreement, dated as of December 1, 2009, between Development of Monroe County and Oglethorpe relating to Development Authority of Monroe County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Scherer Project), Series 2009A, and five other substantially identical (Variable Rate Bonds) loan agreements.
4.8.2(1)	–	Note, dated December 1, 2009, from Oglethorpe to U.S. Bank National Association , as trustee, pursuant to a Trust Indenture, dated December 1, 2009, between Development Authority of Monroe County and U.S. Bank National Association relating to Development Authority of Monroe County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Scherer Project), Series 2009A, and five other substantially identical notes.
4.8.3(1)	–	Trust Indenture, dated December 1, 2009, between Development Authority of Monroe County and U.S. Bank National Association, as trustee, relating to Development Authority of Monroe County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Scherer Project), Series 2009A, and five other substantially identical indentures.
4.9.1(1)	–	Loan Agreement, dated as of April 1, 2013, between the Development Authority of Appling County and Oglethorpe relating to Development Authority of Appling County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Hatch Project), Series 2013A, and two other substantially identical (Term Rate Bonds) loan agreements.
4.9.2(1)	–	Note, dated April 23, 2013, from Oglethorpe to U.S. Bank National Association, as trustee, acting pursuant to a Trust Indenture, dated as of April 1, 2013, between the Development Authority of Appling County and U.S. Bank National Association, as trustee, relating to the Development Authority of Appling County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Hatch Project), Series 2013A, and two other substantially identical notes.
4.9.3(1)	–	Trust Indenture, dated as of April 1, 2013, between the Development Authority of Appling County and U.S. Bank National Association, as trustee, relating to the Development Authority of Appling County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Hatch Project), Series 2013A, and two other substantially identical indentures.

4.10.1(1)	–	Master Loan Agreement, dated as of March 1, 1997, between Oglethorpe and CoBank, ACB, MLA No. 0459.
4. 10.2(1)	–	Consolidating Supplement, dated as of March 1, 1997, between Oglethorpe and CoBank, ACB, relating to Loan No. ML0459T1.
4. 10.3(1)	–	Promissory Note, dated March 1, 1997, in the original principal amount of $7,102,740.26, from Oglethorpe to CoBank, ACB, relating to Loan No. ML0459T1.
4. 10.4(1)	–	Consolidating Supplement, dated as of March 1, 1997, between Oglethorpe and CoBank, ACB, relating to Loan No. ML0459T2.
4.10.5(1)	–	Promissory Note, dated March 1, 1997, in the original principal amount of $1,856,475.12, made by Oglethorpe to CoBank, ACB, relating to Loan No. ML0459T2.
4.11.1(1)	–	Term Loan Agreement, dated as of August 1, 2009, between Oglethorpe and National Rural Utilities Cooperative Finance Corporation, relating to the Series 2009C Note.
4.11.2(1)	–	First Amendment to Term Loan Agreement, dated as of December 20, 2013, by and between Oglethorpe and National Rural Utilities Cooperative Finance Corporation, relating to the Series 2009C Note.
4.11.3(1)	–	Series 2009C CFC Note, dated August 11, 2009, in the original principal amount of $250,000,000, from Oglethorpe to National Rural Utilities Cooperative Finance Corporation.
4.12.1(1)	–	Bond Purchase Agreement, dated as of December 30, 2009, between Oglethorpe and CoBank, ACB, relating to Oglethorpe Power Corporation (An Electric Membership Corporation) First Mortgage Bond, Series 2009 CoBank (Clean Renewable Energy Bond).
4.12.2(1)	–	Oglethorpe Power Corporation (An Electric Membership Corporation) First Mortgage Bond, Series 2009 CoBank (Clean Renewable Energy Bond), dated December 30, 2009, from Oglethorpe to CoBank, ACB, in the original principal amount of $16,165,400.
*4.13.1	–	Note Purchase Agreement, dated February 20, 2014, between Oglethorpe, Federal Financing Bank and United States Department of Energy (Filed as Exhibit 4.1 to the Registrant's Form 8-K filed on February 20, 2014, File No. 000-53908.)
*4.13.2	–	Future Advance Promissory Note No. 1, dated February 20, 2014, from Oglethorpe to Federal Financing Bank (Filed as Exhibit 4.2 to the Registrant's Form 8-K filed on February 20, 2014, File No. 000-53908.)
*4.13.3	–	Future Advance Promissory Note No. 2, dated February 20, 2014, from Oglethorpe to Federal Financing Bank (Filed as Exhibit 4.3 to the Registrant's Form 8-K filed on February 20, 2014, File No. 000-53908.)
*4.13.4	–	Loan Guarantee Agreement, dated February 20, 2014, between Oglethorpe and the Department of Energy (Filed as Exhibit 4.4 to the Registrant's Form 8-K filed on February 20, 2014, File No. 000-53908.)
*4.13.5	–	Reimbursement Note No. 1, dated February 20, 2014, issued by Oglethorpe to the Department of Energy (Filed as Exhibit 4.5 to the Registrant's Form 8-K filed on February 20, 2014, File No. 000-53908.)
*4.13.6	–	Reimbursement Note No. 2, dated February 20, 2014, issued by Oglethorpe to the Department of Energy (Filed as Exhibit 4.6 to the Registrant's Form 8-K filed on February 20, 2014, File No. 000-53908.)
*10.1.1(a)	–	Participation Agreement No. 2 among Oglethorpe as Lessee, Wilmington Trust Company as Owner Trustee, The First National Bank of Atlanta as Indenture Trustee, Columbia Bank for Cooperatives as Loan Participant and Ford Motor Credit Company as Owner Participant, dated December 30, 1985, together with a schedule identifying three other substantially identical Participation Agreements. (Filed as Exhibit 10.1.1(b) to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)

*10.1.1(b)	–	Supplemental Participation Agreement No. 2. (Filed as Exhibit 10.1.1(a) to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.1.1(c)	–	Supplemental Participation Agreement No. 1, dated as of June 30, 1987, among Oglethorpe as Lessee, IBM Credit Financing Corporation as Owner Participant, Wilmington Trust Company and The Citizens and Southern National Bank as Owner Trustee, The First National Bank of Atlanta, as Indenture Trustee, and Columbia Bank for Cooperatives, as Loan Participant. (Filed as Exhibit 10.1.1(c) to the Registrant's Form 10-K for the fiscal year ended December 31, 1987, File No. 33-7591.)
*10.1.1(d)	–	Second Supplemental Participation Agreement No. 2, dated as of December 17, 1997, among Oglethorpe as Lessee, DFO Partnership, as assignee of Ford Motor Credit Company, as Owner Participant, Wilmington Trust Company and NationsBank, N.A. as Owner Trustee, The Bank of New York Trust Company of Florida, N.A. as Indenture Trustee, CoBank, ACB as Loan Participant, OPC Scherer Funding Corporation, as Original Funding Corporation, OPC Scherer 1997 Funding Corporation A, as Funding Corporation, and SunTrust Bank, Atlanta, as Original Collateral Trust Trustee and Collateral Trust Trustee, with a schedule identifying three substantially identical Second Supplemental Participation Agreements and any material differences. (Filed as Exhibit 10.1.1(d) to Registrant's Form S-4 Registration Statement, File No. 333-4275.)
*10.1.2	–	General Warranty Deed and Bill of Sale No. 2 between Oglethorpe, Grantor, and Wilmington Trust Company and William J. Wade, as Owner Trustees under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, Grantee, together with a schedule identifying three substantially identical General Warranty Deeds and Bills of Sale. (Filed as Exhibit 10.1.2 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.1.3(a)	–	Supporting Assets Lease No. 2, dated December 30, 1985, between Oglethorpe, Lessor, and Wilmington Trust Company and William J. Wade, as Owner Trustees, under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, Lessee, together with a schedule identifying three substantially identical Supporting Assets Leases. (Filed as Exhibit 10.1.3 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.1.3(b)	–	First Amendment to Supporting Assets Lease No. 2, dated as of November 19, 1987, together with a schedule identifying three substantially identical First Amendments to Supporting Assets Leases. (Filed as Exhibit 10.1.3(a) to the Registrant's Form 10-K for the fiscal year ended December 31, 1987, File No. 33-7591.)
*10.1.3(c)	–	Second Amendment to Supporting Assets Lease No. 2, dated as of October 3, 1989, together with a schedule identifying three substantially identical Second Amendments to Supporting Assets Leases. (Filed as Exhibit 10.1.3(c) to the Registrant's Form 10-Q for the quarterly period ended March 31, 1998, File No. 33-7591.)
*10.1.4(a)	–	Supporting Assets Sublease No. 2, dated December 30, 1985, between Wilmington Trust Company and William J. Wade, as Owner Trustees under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, Sublessor, and Oglethorpe, Sublessee, together with a schedule identifying three substantially identical Supporting Assets Subleases. (Filed as Exhibit 10.1.4 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.1.4(b)	–	First Amendment to Supporting Assets Sublease No. 2, dated as of November 19, 1987, together with a schedule identifying three substantially identical First Amendments to Supporting Assets Subleases. (Filed as Exhibit 10.1.4(a) to the Registrant's Form 10-K for the fiscal year ended December 31, 1987, File No. 33-7591.)

*10.1.4(c)	–	Second Amendment to Supporting Assets Sublease No. 2, dated as of October 3, 1989, together with a schedule identifying three substantially identical Second Amendments to Supporting Assets Subleases. (Filed as Exhibit 10.1.4(c) to the Registrant's Form 10-Q for the quarterly period ended March 31, 1998, File No. 33-7591.)
*10.1.5(a)	–	Tax Indemnification Agreement No. 2, dated December 30, 1985, between Ford Motor Credit Company, Owner Participant, and Oglethorpe, Lessee, together with a schedule identifying three substantially identical Tax Indemnification Agreements. (Filed as Exhibit 10.1.5 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.1.5(b)	–	Amendment No. 1 to the Tax Indemnification Agreement No. 2, dated December 17, 1997, between DFO Partnership, as assignee of Ford Motor Credit Company, as Owner Participant, and Oglethorpe, as Lessee, with a schedule identifying three substantially identical Amendments No. 1 to the Tax Indemnification Agreements and any material differences. (Filed as Exhibit 10.1.5(b) to the Registrant's Form S-4 Registration Statement, File No. 333-42759.)
*10.1.6	–	Assignment of Interest in Ownership Agreement and Operating Agreement No. 2, dated December 30, 1985, between Oglethorpe, Assignor, and Wilmington Trust Company and William J. Wade, as Owner Trustees under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, Assignee, together with a schedule identifying three substantially identical Assignments of Interest in Ownership Agreement and Operating Agreement. (Filed as Exhibit 10.1.6 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.1.7(a)	–	Consent, Amendment and Assumption No. 2, dated December 30, 1985, among Georgia Power Company and Oglethorpe and Municipal Electric Authority of Georgia and City of Dalton, Georgia and Gulf Power Company and Wilmington Trust Company and William J. Wade, as Owner Trustees under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, together with a schedule identifying three substantially identical Consents, Amendments and Assumptions. (Filed as Exhibit 10.1.9 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.1.7(b)	–	Amendment to Consent, Amendment and Assumption No. 2, dated as of August 16, 1993, among Oglethorpe, Georgia Power Company, Municipal Electric Authority of Georgia, City of Dalton, Georgia, Gulf Power Company, Jacksonville Electric Authority, Florida Power & Light Company and Wilmington Trust Company and NationsBank of Georgia, N.A., as Owner Trustees under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, together with a schedule identifying three substantially identical Amendments to Consents, Amendments and Assumptions. (Filed as Exhibit 10.1.9(a) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1993, File No. 33-7591.)
*10.2.1(a)	–	Plant Robert W. Scherer Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of May 15, 1980. (Filed as Exhibit 10.6.1 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.2.1(b)	–	Amendment to Plant Robert W. Scherer Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of December 30, 1985. (Filed as Exhibit 10.1.8 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)

*10.2.1(c)	–	Amendment Number Two to the Plant Robert W. Scherer Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of July 1, 1986. (Filed as Exhibit 10.6.1(a) to the Registrant's Form 10-K for the fiscal year ended December 31, 1987, File No. 33-7591.)
*10.2.1(d)	–	Amendment Number Three to the Plant Robert W. Scherer Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of August 1, 1988. (Filed as Exhibit 10.6.1(b) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1993, File No. 33-7591.)
*10.2.1(e)	–	Amendment Number Four to the Plant Robert W. Scherer Units Number One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of December 31, 1990. (Filed as Exhibit 10.6.1(c) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1993, File No. 33-7591.)
*10.2.2(a)	–	Plant Robert W. Scherer Units Numbers One and Two Operating Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of May 15, 1980. (Filed as Exhibit 10.6.2 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.2.2(b)	–	Amendment to Plant Robert W. Scherer Units Numbers One and Two Operating Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of December 30, 1985. (Filed as Exhibit 10.1.7 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.2.2(c)	–	Amendment Number Two to the Plant Robert W. Scherer Units Numbers One and Two Operating Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of December 31, 1990. (Filed as Exhibit 10.6.2(a) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1993, File No. 33-7591.)
*10.2.3	–	Plant Scherer Managing Board Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia, City of Dalton, Georgia, Gulf Power Company, Florida Power & Light Company and Jacksonville Electric Authority, dated as of December 31, 1990. (Filed as Exhibit 10.6.3 to the Registrant's Form 10-Q for the quarterly period ended September 30, 1993, File No. 33-7591.)
*10.3.1(a)	–	Alvin W. Vogtle Nuclear Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of August 27, 1976. (Filed as Exhibit 10.7.1 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.3.1(b)	–	Amendment Number One, dated January 18, 1977, to the Alvin W. Vogtle Nuclear Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia. (Filed as Exhibit 10.7.3 to the Registrant's Form 10-K for the fiscal year ended December 31, 1986, File No. 33-7591.)
*10.3.1(c)	–	Amendment Number Two, dated February 24, 1977, to the Alvin W. Vogtle Nuclear Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia. (Filed as Exhibit 10.7.4 to the Registrant's Form 10-K for the fiscal year ended December 31, 1986, File No. 33-7591.)

*10.3.2	–	Plant Alvin W. Vogtle Additional Units Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of April 21, 2006. (Filed as Exhibit 10.4.4 to the Registrant's Form 8-K, filed April 27, 2006, File No. 33-7591.)
10.3.2(a)	–	Amendment No. 1 to Plant Alvin W. Vogtle Additional Units Ownership Participation Agreement, dated as of April 8, 2008, by and among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia.
10.3.2(b)	–	Agreement and Amendment No. 2 to Plant Alvin W. Vogtle Additional Units Ownership Participation Agreement, dated as of February 20, 2014, by and among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia.
*10.3.2(c)	–	Owners Consent to Assignment and Direct Agreement and Amendment to Plant Alvin W. Vogtle Additional Units Ownership Participation Agreement by and among Georgia Power Company, Oglethorpe Power Corporation, Municipal Electric Authority of Georgia and the City of Dalton, Georgia, dated as of February 20, 2014. (Filed as Exhibit 10.1 to the Registrant's Form 8-K filed on February 20, 2014, File No. 000-53908.)
*10.3.3	–	Plant Alvin W. Vogtle Nuclear Units Amended and Restated Operating Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of April 21, 2006. (Filed as Exhibit 10.4.3 to the Registrant's Form 8-K, filed April 27, 2006, File No. 33-7591.)
10.3.3(a)	–	Amendment No. 1 to Plant Alvin W. Vogtle Nuclear Units Amended and Restated Operating Agreement, dated as of April 8, 2008, among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia.
10.3.3(b)	–	Agreement and Amendment No. 2 to Plant Alvin W. Vogtle Nuclear Units Amended and Restated Operating Agreement, dated as of February 20, 2014, among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia.
10.3.4(a)(2)	–	Engineering, Procurement and Construction Agreement between Georgia Power Company, acting for itself and as agent for Oglethorpe, Municipal Electric Authority of Georgia and the City of Dalton, Georgia, acting by and through its Board of Water, Light and Sinking Fund Commissioners, as owners and a consortium consisting of Westinghouse Electric Company LLC and Stone & Weber, Inc., as contractor, for Units 3 & 4 at the Vogtle Electric Generating Plant Site, dated as of April 8, 2008. (Incorporated by reference to Exhibit 10(c)1 of Georgia Power Company's Form 10-Q/A for the quarterly period ended June 30, 2008, filed with the SEC on January 26, 2009.)
10.3.4(b)(2)	–	Amendment No. 1, dated as of December 11, 2009, to the Engineering, Procurement and Construction Agreement, dated as of April 8, 2008, between Georgia Power, for itself and as agent for Oglethorpe, Municipal Electric Authority of Georgia, and Dalton Utilities, as owners, and a consortium consisting of Westinghouse and Stone & Webster, as contractor, for Units 3 & 4 at the Vogtle Electric Generating Plant Site. (Incorporated by reference to Exhibit 10(c)29 of Georgia Power Company's Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on February 25, 2010.)

10.3.4(c)(2)	–	Amendment No. 2, dated as of January 15, 2010, to the Engineering, Procurement and Construction Agreement, dated as of April 8, 2008, between Georgia Power, for itself and as agent for Oglethorpe, Municipal Electric Authority of Georgia, and Dalton Utilities, as owners, and a consortium consisting of Westinghouse and Stone & Webster, as contractor, for Units 3 & 4 at the Vogtle Electric Generating Plant Site. (Incorporated by reference to Exhibit 10(c)(1) of Georgia Power Company's Form 10-Q for the quarterly period ended March 31, 2010, filed with the SEC on May 7, 2010.)
10.3.4(d)(2)	–	Amendment No. 3, dated as of February 23, 2010, to the Engineering, Procurement and Construction Agreement, dated as of April 8, 2008, between Georgia Power, for itself and as agent for Oglethorpe, Municipal Electric Authority of Georgia, and Dalton Utilities, as owners, and a consortium consisting of Westinghouse and Stone & Webster, as contractor, for Units 3 & 4 at the Vogtle Electric Generating Plant Site. (Incorporated by reference to Exhibit 10(c)(2) of Georgia Power Company's Form 10-Q for the quarterly period ended March 31, 2010, filed with the SEC on May 7, 2010.)
10.3.4(e)(2)	–	Amendment No. 4, dated as of May 2, 2011, to the Engineering, Procurement and Construction Agreement, dated as of April 8, 2008, between Georgia Power, for itself and as agent for Oglethorpe, Municipal Electric Authority of Georgia and Dalton Utilities, as owners, and a consortium consisting of Westinghouse and Stone & Webster, as contractor, for Units 3 & 4 at the Vogtle Electric Generating Plant Site. (Incorporated by reference to Exhibit 10(c)(2) of Georgia Power Company's Form 10-Q for the quarterly period ended June 30, 2011, filed with the SEC on August 5, 2011.)
10.3.4(f)(2)	–	Amendment No. 5, dated as of February 7, 2012, to the Engineering, Procurement and Construction Agreement, dated as of April 8, 2008, between Georgia Power, for itself and as agent for Oglethorpe, Municipal Electric Authority of Georgia and Dalton Utilities, as owners, and a consortium consisting of Westinghouse and Stone & Webster, as contractor, for Units 3 & 4 at the Vogtle Electric Generating Plant Site. (Incorporated by reference to Exhibit 10(c)(2) of Georgia Power Company's Form 10-Q for the quarterly period ended March 31, 2012, filed with the SEC on May 7, 2012.)
*10.4.1	–	Plant Hal Wansley Purchase and Ownership Participation Agreement between Georgia Power Company and Oglethorpe, dated as of March 26, 1976. (Filed as Exhibit 10.8.1 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.4.2(a)	–	Plant Hal Wansley Operating Agreement between Georgia Power Company and Oglethorpe, dated as of March 26, 1976. (Filed as Exhibit 10.8.2 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.4.2(b)	–	Amendment, dated as of January 15, 1995, to the Plant Hal Wansley Operating Agreements by and among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia. (Filed as Exhibit 10.5.2(a) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1996, File No. 33-7591.)
*10.4.3	–	Plant Hal Wansley Combustion Turbine Agreement between Georgia Power Company and Oglethorpe, dated as of August 2, 1982 and Amendment No. 1, dated October 20, 1982. (Filed as Exhibit 10.18 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.5.1	–	Edwin I. Hatch Nuclear Plant Purchase and Ownership Participation Agreement between Georgia Power Company and Oglethorpe, dated as of January 6, 1975. (Filed as Exhibit 10.9.1 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.5.2	–	Edwin I. Hatch Nuclear Plant Operating Agreement between Georgia Power Company and Oglethorpe, dated as of January 6, 1975. (Filed as Exhibit 10.9.2 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)

*10.6.1	–	Rocky Mountain Pumped Storage Hydroelectric Project Ownership Participation Agreement, dated as of November 18, 1988, by and between Oglethorpe and Georgia Power Company. (Filed as Exhibit 10.22.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1988, File No. 33-7591.)
*10.6.2	–	Rocky Mountain Pumped Storage Hydroelectric Project Operating Agreement, dated as of November 18, 1988, by and between Oglethorpe and Georgia Power Company. (Filed as Exhibit 10.22.2 to the Registrant's Form 10-K for the fiscal year ended December 31, 1988, File No. 33-7591.)
*10.7.1	–	Amended and Restated Wholesale Power Contract, dated as of January 1, 2003, between Oglethorpe and Altamaha Electric Membership Corporation, together with a schedule identifying 36 other substantially identical Amended and Restated Wholesale Power Contracts. (Filed as Exhibit 10.31.1 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2003, File No. 33-7591.)
*10.7.2	–	First Amendment to Amended and Restated Wholesale Power Contract, dated as of June 1, 2005, between Oglethorpe and Altamaha Electric Membership Corporation, together with a scheduling identifying 35 other substantially identical First Amendments. (Filed as Exhibit 10.8.2 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2005, File No. 33-7591.)
*10.7.3	–	Amended and Restated Supplemental Agreement, dated as of January 1, 2003, by and among Oglethorpe, Altamaha Electric Membership Corporation and the United States of America, together with a schedule identifying 36 other substantially identical Amended and Restated Supplemental Agreements. (Filed as Exhibit 10.31.2 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2003, File No. 33-7591.)
*10.7.4	–	Supplemental Agreement to the Amended and Restated Wholesale Power Contract, dated as of January 1, 1997, by and among Georgia Power Company, Oglethorpe and Altamaha Electric Membership Corporation, together with a schedule identifying 36 other substantially identical Supplemental Agreements. (Filed as Exhibit 10.8.3 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.7.5	–	Wholesale Power Contract, dated November 1, 2009, between Oglethorpe and Flint Electric Membership Corporation. (Filed as Exhibit 10.8.8 to the Registrant's Form 10-K for the fiscal year ended December 31, 2009, File No. 000-53908.)
*10.7.6	–	Supplemental Agreement to the Wholesale Power Contract, dated as of November 1, 2009, by and between Oglethorpe, Flint Electric Membership Corporation and the United States of America. (Filed as Exhibit 10.8.9 to the Registrant's Form 10-K for the fiscal year ended December 31, 2009, File No. 000-53908.)
*10.8	–	ITSA, Power Sale and Coordination Umbrella Agreement between Oglethorpe and Georgia Power Company, dated as of November 12, 1990. (Filed as Exhibit 10.28 to the Registrant's Form 8-K, filed January 4, 1991, File No. 33-7591.)
*10.9	–	Second Amended and Restated Nuclear Managing Board Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of April 21, 2006. (Filed as Exhibit 10.13(b) to the Registrant's Form 8-K, filed April 27, 2006, File No. 33-7591.)
10.9(a)	–	Amendment No. 1 to Second Amended and Restated Nuclear Managing Board Agreement, dated as of April 8, 2008, among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton.

10.9(b)	–	Agreement and Amendment No. 2 to Second Amended and Restated Nuclear Managing Board Agreement, dated as of February 20, 2014, among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia, MEAG Power SPV J, LLC, MEAG Power SPV P, LLC, MEAG Power SPV M, LLC and City of Dalton.
*10.10	–	Supplemental Agreement by and among Oglethorpe, Tri-County Electric Membership Corporation and Georgia Power Company, dated as of November 12, 1990, together with a schedule identifying 37 other substantially identical Supplemental Agreements. (Filed as Exhibit 10.30 to the Registrant's Form 8-K, filed January 4, 1991, File No. 33-7591.)
*10.11.1(a)	–	Member Transmission Service Agreement, dated as of March 1, 1997, by and between Oglethorpe and Georgia Transmission Corporation (An Electric Membership Corporation). (Filed as Exhibit 10.33.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.11.1(b)	–	Agreement to Extend the Term of the Member Transmission Service Agreement, dated as of August 2, 2006, by and between Oglethorpe and Georgia Transmission Corporation (An Electric Membership Corporation). (Filed as Exhibit 10.17.1(b) to the Registrant's Form 10-Q for the quarterly period ended June 30, 2006, File No. 33-7591.)
*10.11.2	–	Generation Services Agreement, dated as of March 1, 1997, by and between Oglethorpe and Georgia System Operations Corporation. (Filed as Exhibit 10.33.2 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.11.3	–	Operation Services Agreement, dated as of March 1, 1997, by and between Oglethorpe and Georgia System Operations Corporation. (Filed as Exhibit 10.33.3 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.12	–	Long Term Transaction Service Agreement Under Southern Companies' Federal Energy Regulatory Commission Electric Tariff Volume No. 4 Market-Based Rate Tariff, between Georgia Power Company and Oglethorpe, dated as of February 26, 1999. (Filed as Exhibit 10.27 to the Registrant's Form 10-Q for the quarterly period ended March 31, 1999, File No. 33-7591.)
*10.13	–	Credit Agreement, dated as of June 9, 2011, among Oglethorpe, as borrower, and the lenders identified therein, including Bank of America, N.A., as administrative agent (Filed as Exhibit 10.1 to the Registrant's Form 8-K filed June 10, 2011, File No. 000-53908.)
*10.14(3)	–	Employment Agreement, dated as of October 11, 2013, between Oglethorpe and Michael L. Smith. (Filed as Exhibit 10.1 to the Registrant's Form 8-K filed October 16, 2013, File No. 000-53908.)
*10.15(3)	–	Employment Agreement, dated January 1, 2007, between Oglethorpe and Michael W. Price. (Filed as Exhibit 10.20 to the Registrant's Form 10-K for the fiscal year ended December 31, 2006, File No. 33-7591.)
*10.16(3)	–	Employment Agreement, dated as of January 1, 2007, between Oglethorpe and Elizabeth Bush Higgins. (Filed as Exhibit 10.21 to the Registrant's Form 10-K for the fiscal year ended December 31, 2006, File No. 33-7591.)
*10.17(3)	–	Employment Agreement, dated as of January 1, 2007, between Oglethorpe and William F. Ussery. (Filed as Exhibit 10.23 to the Registrant's Form 10-K for the fiscal year ended December 31, 2006, File No. 33-7591.)
*10.18(3)	–	Employment Agreement, dated as of August 17, 2009, between Oglethorpe and Charles W. Whitney (Filed as Exhibit 10.1 to the Registrant's Form 10-Q for the quarterly period ended September 30, 2009, File No. 33-7591.)

12.1	–	Oglethorpe Computation of Ratio of Earnings to Fixed Charges, Margins for Interest Ratio and Equity Ratio.
14.1	–	Code of Conduct, available on our website, www.opc.com.
23.1	–	Consent of Ernst & Young LLP
31.1	–	Rule 13a-14(a)/15d-14(a) Certification, by Michael L. Smith (Principal Executive Officer).
31.2	–	Rule 13a-14(a)/15d-14(a) Certification, by Elizabeth B. Higgins (Principal Financial Officer).
32.1	–	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Michael L. Smith (Principal Executive Officer).
32.2	–	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Elizabeth B. Higgins (Principal Financial Officer).
*99.1	–	Member Financial and Statistical Information (Filed as Exhibit 99.1 to the Registrant's Form 10-Q for the quarterly period ended March 31, 2013, File No. 000-53908.)
101	–	XBRL Interactive Data File.

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

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 2014.

OGLETHORPE POWER CORPORATION (AN ELECTRIC MEMBERSHIP CORPORATION)
By:	/s/ MICHAEL L. SMITH MICHAEL L. SMITH President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL L. SMITH MICHAEL L. SMITH	President and Chief Executive Officer (Principal Executive Officer)	March 27, 2014
/s/ ELIZABETH B. HIGGINS ELIZABETH B. HIGGINS	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 27, 2014
/s/ G. KENNETH WARREN, JR. G. KENNETH WARREN, JR.	Vice President, Controller (Principal Accounting Officer)	March 27, 2014
/s/ C. HILL BENTLEY C. HILL BENTLEY	Director	March 27, 2014
/s/ BENNY W. DENHAM BENNY W. DENHAM	Director	March 27, 2014
/s/ WM. RONALD DUFFEY WM. RONALD DUFFEY	Director	March 27, 2014
/s/ M. ANTHONY HAM M. ANTHONY HAM	Director	March 27, 2014
/s/ FRED MCWHORTER FRED MCWHORTER	Director	March 27, 2014

Signature	Title	Date

/s/ MARSHALL S. MILLWOOD MARSHALL S. MILLWOOD	Director	March 27, 2014
/s/ JEFFREY W. MURPHY JEFFREY W. MURPHY	Director	March 27, 2014
/s/ DANNY L. NICHOLS DANNY L. NICHOLS	Director	March 27, 2014
/s/ G. RANDALL PUGH G. RANDALL PUGH	Director	March 27, 2014
/s/ SAMMY G. SIMONTON SAMMY G. SIMONTON	Director	March 27, 2014
/s/ BOBBY C. SMITH, JR. BOBBY C. SMITH, JR.	Director	March 27, 2014
/s/ GEORGE L. WEAVER GEORGE L. WEAVER	Director	March 27, 2014
/s/ JAMES I. WHITE JAMES I. WHITE	Director	March 27, 2014