Form 10-Q
period 2014-03-31
OGLETHORPE POWER CORP
filed 2014-05-12
CIK 788816

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR
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

OGLETHORPE POWER CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2014

		Page No.
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Unaudited Condensed Balance Sheets as of March 31, 2014 and December 31, 2013	1
	Unaudited Condensed Statements of Revenues and Expenses For the Three Months ended March 31, 2014 and 2013	3
	Unaudited Condensed Statements of Comprehensive Margin For the Three Months ended March 31, 2014 and 2013	4
	Unaudited Condensed Statements of Patronage Capital and Membership Fees and Accumulated Other Comprehensive Margin (Deficit) For the Three Months ended March 31, 2014 and 2013	5
	Unaudited Condensed Statements of Cash Flows For the Three Months ended March 31, 2014 and 2013	6
	Notes to Unaudited Condensed Financial Statements For the Three Months ended March 31, 2014 and 2013	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Mine Safety Disclosures	29
Item 5.	Other Information	29
Item 6.	Exhibits	30
SIGNATURES		31

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

Although we believe that in making these forward-looking statements our expectations are based on reasonable assumptions, any forward-looking statement involves uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. Some of the risks, uncertainties and assumptions that may cause actual results to differ from these forward-looking statements are described under the heading "RISK FACTORS" and in other sections of our annual report on Form 10-K for the fiscal year ended December 31, 2013. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this annual report may not occur.

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

iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

Oglethorpe Power Corporation
Condensed Balance Sheets (Unaudited)
March 31, 2014 and December 31, 2013

	(dollars in thousands)
	2014	2013
Assets
Electric plant:
In service	$8,078,128	$8,050,103
Less: Accumulated provision for depreciation	(3,648,091)	(3,615,375)

	4,430,037	4,434,728
Nuclear fuel, at amortized cost	347,044	341,012
Construction work in progress	2,290,024	2,212,224

	7,067,105	6,987,964

Investments and funds:
Nuclear decommissioning trust fund	348,097	343,698
Investment in associated companies	66,393	66,437
Long-term investments	82,593	81,720
Restricted cash	10,736	34,975
Other	16,357	16,098

	524,176	542,928

Current assets:
Cash and cash equivalents	218,493	408,193
Restricted short-term investments	289,469	272,686
Receivables	130,884	128,992
Inventories, at average cost	261,341	286,168
Prepayments and other current assets	15,950	16,894

	916,137	1,112,933

Deferred charges:
Deferred debt expense, being amortized	97,831	57,175
Regulatory assets	385,769	331,108
Other	55,976	63,104

	539,576	451,387

	$9,046,994	$9,095,212

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Balance Sheets (Unaudited)
March 31, 2014 and December 31, 2013

	(dollars in thousands)
	2014	2013
Equity and Liabilities
Capitalization:
Patronage capital and membership fees	$733,712	$714,489
Accumulated other comprehensive deficit	(153)	(549)

	733,559	713,940
Long-term debt	6,795,655	6,817,518
Obligation under capital leases	118,871	121,731
Other	15,639	15,379

	7,663,724	7,668,568

Current liabilities:
Long-term debt and capital leases due within one year	153,772	152,153
Short-term borrowings	269,687	279,407
Accounts payable	72,865	101,529
Accrued interest	49,389	58,193
Member power bill prepayments, current	92,460	82,405
Other current liabilities	27,624	42,253

	665,797	715,940

Deferred credits and other liabilities:
Gain on sale of plant, being amortized	21,787	22,157
Asset retirement obligations	413,977	408,050
Member power bill prepayments, non-current	34,363	32,313
Power sale agreement, being amortized	22,747	26,107
Regulatory liabilities	160,437	158,789
Other	64,162	63,288

	717,473	710,704

	$9,046,994	$9,095,212

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Revenues and Expenses (Unaudited)
For the Three Months Ended March 31, 2014 and 2013

	(dollars in thousands)
	Three Months
	2014	2013
Operating revenues:
Sales to Members	$334,759	$286,653
Sales to non-Members	32,541	19,261

Total operating revenues	367,300	305,914

Operating expenses:
Fuel	132,276	100,150
Production	108,084	94,720
Depreciation and amortization	40,714	37,083
Purchased power	20,066	12,667
Accretion	6,018	5,630
Deferral of Hawk Road and Smith Energy Facilities effect on net margin	(9,715)	(11,890)

Total operating expenses	297,443	238,360

Operating margin	69,857	67,554

Other income:
Investment income	9,282	7,277
Other	2,377	2,277

Total other income	11,659	9,554

Interest charges:
Interest expense	81,917	75,777
Allowance for debt funds used during construction	(23,729)	(24,854)
Amortization of debt discount and expense	4,105	4,161

Net interest charges	62,293	55,084

Net margin	$19,223	$22,024

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Comprehensive Margin (Unaudited)
For the Three Ended March 31, 2014 and 2013

	(dollars in thousands)
	Three Months
	2014	2013
Net margin	$19,223	$22,024
Other comprehensive margin:
Unrealized gain (loss) on available-for-sale securities	396	(212)

Total comprehensive margin	$19,619	$21,812

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Patronage Capital and Membership Fees
and Accumulated Other Comprehensive Margin (Deficit) (Unaudited)
For the Three Months Ended March 31, 2014 and 2013

	(dollars in thousands)
	Patronage Capital and Membership Fees	Accumulated Other Comprehensive Margin (Deficit)	Total
Balance at December 31, 2012	$673,009	$903	$673,912
Components of comprehensive margin:
Net margin	22,024	—	22,024
Unrealized (loss) on available-for-sale securities	—	(212)	(212)

Balance at March 31, 2013	$695,033	$691	$695,724

Balance at December 31, 2013	$714,489	$(549)	$713,940
Components of comprehensive margin:
Net margin	19,223	—	19,223
Unrealized gain on available-for-sale securities	—	396	396

Balance at March 31, 2014	$733,712	$(153)	$733,559

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2014 and 2013

	(dollars in thousands)
	2014	2013
Cash flows from operating activities:
Net margin	$19,223	$22,024

Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization, including nuclear fuel	74,880	68,384
Accretion cost	6,018	5,630
Amortization of deferred gains	(447)	(447)
Allowance for equity funds used during construction	(389)	(752)
Deferred outage costs	(25,845)	(23,911)
Deferral of Hawk Road and Smith Energy Facilities effect on net margin	(9,715)	(11,890)
Gain on sale of investments	(3,996)	(3,529)
Regulatory deferral of costs associated with nuclear decommissioning	(84)	(97)
Other	1,384	(2,119)
Change in operating assets and liabilities:
Receivables	(1,799)	6,124
Inventories	24,827	10,181
Prepayments and other current assets	1,892	1,794
Accounts payable	(33,330)	(70,675)
Accrued interest	(8,804)	14,451
Accrued taxes	(13,144)	4,634
Other current liabilities	(2,075)	(2,892)
Member power bill prepayments	12,105	84,903

Total adjustments	21,478	79,789

Net cash provided by operating activities	40,701	101,813

Cash flows from investing activities:
Property additions	(134,354)	(180,365)
Activity in decommissioning fund—Purchases	(101,894)	(106,460)
—Proceeds	100,648	105,148
Decrease (increase) in restricted cash	24,239	(4,410)
Increase in restricted short-term investments	(16,783)	(139,127)
Activity in other long-term investments—Purchases	(12,220)	(6,394)
—Proceeds	12,413	6,633
Activity on interest rate options—Collateral returned	(46,940)	(17,440)
—Collateral received	22,700	21,850
Other	(401)	2,076

Net cash used in investing activities	(152,592)	(318,489)

Cash flows from financing activities:
Long-term debt proceeds	734,608	20,734
Long-term debt payments	(295,740)	(215,663)
Decrease (Increase) in short-term borrowings, net	(474,720)	351,944
Other	(41,957)	610

Net cash (used in) provided by financing activities	(77,809)	157,625

Net decrease in cash and cash equivalents	(189,700)	(59,051)
Cash and cash equivalents at beginning of period	408,193	298,565

Cash and cash equivalents at end of period	$218,493	$239,514

Supplemental cash flow information:
Cash paid for—
Interest (net of amounts capitalized)	$65,816	$35,312
Supplemental disclosure of non-cash investing and financing activities:
Change in plant expenditures included in accounts payable	$6,463	$1,420

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Notes to Unaudited Condensed Financial Statements
For the Three Months ended March 31, 2014 and 2013

(A)
General.    The condensed financial statements included in this report have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in this report reflects all adjustments (which include only normal recurring adjustments) and estimates necessary to fairly state, in all material respects, the results for the three-month periods ended March 31, 2014 and 2013. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. Certain prior year amounts have been reclassified to conform with the current year presentation. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the SEC. The results of operations for the three-month period ended March 31, 2014 are not necessarily indicative of results to be expected for the full year. As noted in our 2013 Form 10-K, our revenues consist primarily of sales to our 38 electric distribution cooperative members and, thus, the receivables on the condensed balance sheets are principally from our members. (See "Notes to Financial Statements" in our 2013 Form 10-K.)

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

  The tables below detail assets and liabilities measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013.

		Fair Value Measurements at Reporting Date Using
	March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$145,202	$145,202	$—	$—
International equity trust	73,159	—	73,159	—
Corporate bonds	39,492	—	39,492	—
US Treasury and government agency securities	49,026	49,026	—	—
Agency mortgage and asset backed securities	29,654	—	29,654	—
Other	11,564	11,564	—	—
Long-term investments:
Corporate bonds	6,154	—	6,154	—
US Treasury and government agency securities	9,883	9,883	—	—
Agency mortgage and asset backed securities	3,267	—	3,267	—
International equity trust	11,259	—	11,259	—
Mutual funds	51,986	51,986	—	—
Other	44	44	—	—
Interest rate options	31,463	—	—	31,463	(1)
Natural gas swaps	1,960	—	1,960	—

		Fair Value Measurements at Reporting Date Using
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$143,929	$143,929	$—	$—
International equity trust	72,466	—	72,466	—
Corporate bonds	39,863	—	39,863	—
US Treasury and government agency securities	44,846	44,846	—	—
Agency mortgage and asset backed securities	30,133	—	30,133	—
Municipal Bonds	641	—	641	—
Other	11,820	11,820	—	—
Long-term investments:
Corporate bonds	6,487	—	6,487	—
US Treasury and government agency securities	8,563	8,563	—	—
Agency mortgage and asset backed securities	3,679	—	3,679	—
International equity trust	11,148	—	11,148	—
Mutual funds	51,559	51,559	—	—
Other	284	284	—	—
Interest rate options	63,471	—	—	63,471	(1)
Natural gas swaps	1,011	—	1,011	—

(1)
Interest rate options as reflected on the unaudited condensed Balance Sheet include the fair value of the interest rate options offset by $10,730,000 and $34,970,000 of collateral received from the counterparties at March 31, 2014 and December 31, 2013, respectively.

  The Level 2 investments above in international equity trust, corporate bonds and agency mortgage and asset backed securities may not be exchange traded. The fair value measurements for these investments are based on a market approach, including the use of observable inputs. Common inputs include reported trades and broker/dealer bid/ask prices.

  The following tables present the changes in Level 3 assets measured at fair value on a recurring basis during the three months ended March 31, 2014 and 2013.

Three Months Ended March 31, 2014

Interest rate options

(dollars in thousands)
Balance at December 31, 2013	$63,471
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	(32,008)

Balance at March 31, 2014	$31,463

Three Months Ended March 31, 2013

Interest rate options

(dollars in thousands)
Balance at December 31, 2012	$25,783
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	756

Balance at March 31, 2013	$26,539

  We estimate the value of the interest rate options as the sum of time value and any intrinsic value minus a counterparty credit adjustment. Intrinsic value is the value of the underlying swap, which we are able to calculate based on the forward LIBOR swap rates, the fixed rate on the underlying swap, the time to expiration, the term of the underlying swap and discount rates, all of which we are able to effectively observe. Time value is the additional value of the swaption due to the fact that it is an option. We estimate the time value using an option pricing model which, in addition to the factors used to calculate intrinsic value, also takes into account option volatility, which we estimate based on option valuations we obtain from various sources. We estimate the counterparty credit adjustment by observing credit attributes, including the credit default swap spread of entities similar to the counterparty and the amount of credit support that is available for each swaption. Since the primary component of the LIBOR swaptions' value is time value, which is based on estimated option volatility derived from valuations of comparable instruments that are generally not publicly available, we have categorized these LIBOR swaptions as Level 3. We believe the estimated fair values for the LIBOR swaptions we hold are based on the most accurate information available for these types of derivative contracts. For additional information regarding our interest rate options, see Note C.

  The estimated fair values of our long-term debt, including current maturities at March 31, 2014 and December 31, 2013 were as follows (in thousands):

	2014		2013

	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$6,933,851	$7,534,625	$6,954,293	$7,317,476

  Long-term debt is classified as Level 2 and is estimated based on observed or quoted market prices for the same or similar issues or on current rates offered to us for debt of similar maturities. The primary sources of our long-term debt consist of first mortgage bonds, pollution control revenue bonds and long-term debt issued by the Federal Financing Bank that is guaranteed by the Rural Utilities Service or the U.S. Department of Energy. We also have small amounts of long-term debt provided by National Rural Utilities Cooperative Finance Corporation (CFC) and by CoBank, ACB. The valuations for the first mortgage bonds and the pollution control revenue bonds were obtained from third party investment banking firms and a third party subscription service, and are based on secondary market trading of our debt. Valuations for debt issued by the Federal Financing Bank are based on U.S. Treasury rates as of March 31, 2014 plus an applicable spread, which reflects our borrowing rate for new loans of this type from the Federal Financing Bank. We use an interest rate quote sheet provided by CoBank for valuation of the CoBank debt, which reflects current rates for a similar loan. The rates on the CFC debt are fixed and the valuation is based on rate quotes provided by CFC.

  For cash and cash equivalents, restricted cash and receivables, the carrying amount approximates fair value because of the short-term maturity of those instruments.

(C)
Derivative Instruments.    Our risk management and compliance committee provides general oversight over all risk management and compliance activities, including but not limited to, commodity trading, investment portfolio management and interest rate risk management. We use commodity trading derivatives to manage our exposure to fluctuations in the market price of natural gas. We do not apply hedge accounting for these derivatives, but apply regulatory accounting. Consistent with our rate-making, unrealized gains or losses on natural gas swaps are reflected as a regulatory asset or liability. To hedge the risk of rising interest rates due to the significant amount of new long-term debt we expect to incur in connection with anticipated capital expenditures, we have entered into interest rate options. Hedge accounting is not applied to our interest rate options. Consistent with our rate-making, unrealized gains or losses from the interest rate options are recorded as a regulatory asset. We do not hold or enter into derivative transactions for trading or speculative purposes.

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

  It is possible that volatility in commodity prices and/or interest rates could cause us to have credit risk exposures with one or more counterparties. We currently have credit risk exposure to our interest rate options counterparties. If such counterparties fail to perform their obligations, we could suffer a financial loss. However, as of March 31, 2014, all of the counterparties with transaction amounts outstanding under our hedging programs are rated investment grade by the major rating agencies or have provided a guaranty from one of their affiliates that is rated investment grade.

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

  At March 31, 2014 and December 31, 2013, the estimated fair values of our natural gas contracts were a net asset of approximately $1,960,000 and $1,011,000, respectively.

  As of March 31, 2014 and December 31, 2013, neither we nor any counterparties were required to post credit support or collateral under the natural gas swap agreements. If the credit-risk-related contingent features underlying these agreements had been triggered on March 31, 2014 due to our credit rating being downgraded below investment grade, we would not have been required to post letters of credit with our counterparties.

  The following table reflects the volume activity of our natural gas derivatives as of March 31, 2014 that is expected to settle or mature each year:

Year	Natural Gas Swaps (MMBTUs) (in millions)

2014	3.9
2015	1.1

Total	5.0

  Interest rate options.     We are exposed to the risk of rising interest rates due to the significant amount of new long-term debt we expect to incur in connection with anticipated capital expenditures, particularly the construction of Vogtle Units No. 3 and No. 4. In fourth quarter of 2011, we purchased LIBOR swaptions at a cost of $100,000,000 to hedge the interest rates on approximately $2.2 billion of the expected debt that will be used to finance two additional nuclear units at Plant Vogtle. As of March 31, 2014, our outstanding swaptions hedged approximately $1.3 billion of the expected debt for the new Vogtle units.

  The LIBOR swaptions are each designed to cap our effective interest rate at a specified fixed interest rate on a specified option expiration date. This is accomplished by means of a payment of the cash settlement value our counterparties are obligated to make to us if prevailing fixed LIBOR swap rates exceed the specified fixed rate on the option expiration date. This payment would partially offset our interest costs, thereby reducing our effective interest rate. The cash settlement value would be zero if swap rates are at or below the specified fixed rate on the expiration date. The cash settlement value is calculated based on the value of an underlying swap which we have the right, but not the obligation, to enter into, which would begin on the option expiration date and extend until 2042 and under which we would pay the specified fixed rate and receive a floating LIBOR rate. The fixed rates on the unexpired swaptions we hold average 85 basis points above the corresponding LIBOR swap rates that were in effect as of March 31, 2014 and the weighted average fixed rate is 4.12%. Swaptions having notional amounts totaling $138,317,000 expired without value during the three months ended March 31, 2014. The remaining swaptions expire quarterly through 2017.

  We paid all the premiums to purchase these LIBOR swaptions at the time we entered into these transactions and have no additional payment obligations. These derivatives are recorded at fair value. At March 31, 2014 and December 31, 2013, the fair value of these swaptions was approximately $31,463,000 and $63,471,000, respectively. To manage our credit exposure to our counterparties, we negotiated credit support provisions that require each counterparty to provide us collateral in the form of cash or securities to the extent that the value of the swaptions outstanding for that counterparty exceeds a certain threshold. The collateral thresholds can range from $0 to $10,000,000 depending on each counterparty's credit rating. As of March 31, 2014 and December 31, 2013, we held $10,730,000 and $34,970,000 of funds posted as collateral by the counterparties, respectively. The collateral received is recorded as restricted cash on our balance sheet. The liability associated with the collateral is recorded as an offset to the fair values of the swaptions, which are recorded within other deferred charges on the balance sheet, resulting in a net carrying amount of the interest rate options of $20,733,000 and $28,501,000 at March 31, 2014 and December 31, 2013, respectively.

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

  The following table reflects the remaining notional amount of forecasted debt issuances we have hedged in each year with LIBOR swaptions as of March 31, 2014.

Year	LIBOR Swaption Notional Dollar Amount (in thousands)

2014	$425,107
2015	470,625
2016	310,533
2017	80,169

Total	$1,286,434

The table below reflects the fair value of derivative instruments and their effect on our condensed balance sheets at March 31, 2014 and December 31, 2013.

	Balance Sheet Location	Fair Value

		2014	2013
		(dollars in thousands)
Not designated as hedges:
Assets:
Interest rate options(1)	Other deferred charges	$31,463	$63,471
Liabilities:
Natural gas swaps	Other current liabilities	$1,960	$1,011

(1)
Excludes liability associated with cash collateral of $10,730,000 and $34,970,000 as of March 31, 2014 and December 31, 2013, respectively, which is recorded as an offset to the fair value of the swaptions on the unaudited condensed balance sheets.

  The following table presents the gross realized gains and (losses) on derivative instruments recognized in margin for the three months ended March 31, 2014 and 2013.

	Statement of Revenues and	Three months ended March 31,
	Expenses Location	2014	2013

		(dollars in thousands)
Not Designated as hedges:
Natural Gas Swaps	Fuel	$279	$117
Natural Gas Swaps	Fuel	—	(534)

		$279	$(417)

  The following table presents the unrealized gains and (losses) on derivative instruments deferred on the balance sheet at March 31, 2014 and December 31, 2013.

	Balance Sheet Location	2014	2013

		(dollars in thousands)
Not designated as hedges:
Natural gas swaps	Regulatory liability	$1,960	$1,011
Interest rate options	Regulatory asset	(41,720)	(15,003)

		$(39,760)	$(13,992)

  The following table presents the gross amounts of derivatives and their related offset amounts as permitted by their respective master netting agreements and obligations to return cash collateral.

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts offset on the Balance Sheet	Cash Collateral	Net Amounts of Assets Presented on the Balance Sheet

	(dollars in thousands)
March 31, 2014
Assets:
Natural gas swaps	$2,054	$(94)	$—	$1,960
Interest rate options	$31,463	$—	$(10,730)	$20,733
December 31, 2013
Assets:
Natural gas swaps	$1,069	$(58)	$—	$1,011
Interest rate options	$63,471	$—	$(34,970)	$28,501

(D)
Investments in Debt and Equity Securities.    Investment securities we hold are classified as available-for-sale. Available-for-sale securities are carried at market value with unrealized gains and losses, net of any tax effect, added to or deducted from other comprehensive margin, except that, in accordance with our rate-making treatment, unrealized gains and losses from investment securities held in the nuclear decommissioning trust fund are directly added to or deducted from the regulatory asset for asset retirement obligations. Realized gains and losses on the nuclear decommissioning trust fund are also recorded to the regulatory asset. All realized and unrealized gains and losses are determined using the specific identification method. Approximately 86% of these gross unrealized losses were in effect for less than one year.

  The following tables summarize the activities for available-for-sale securities as of March 31, 2014 and December 31, 2013.

	Gross Unrealized
	(dollars in thousands)
March 31, 2014	Cost	Gains	Losses	Fair Value

Equity	$187,463	$66,283	$(1,190)	$252,556
Debt	165,776	8,509	(7,759)	166,526
Other	11,607	2	(1)	11,608

Total	$364,846	$74,794	$(8,950)	$430,690

	Gross Unrealized
	(dollars in thousands)
December 31, 2013	Cost	Gains	Losses	Fair Value

Equity	$182,755	$68,424	$(1,053)	$250,126
Debt	164,941	7,319	(9,070)	163,190
Other	12,101	2	—	12,103

Total	$359,797	$75,745	$(10,123)	$425,419

(E)
Accumulated Comprehensive Margin (Deficit).    The table below provides detail of the beginning and ending balance for each classification of other comprehensive margin (deficit) along with the amount of any reclassification adjustments included in margin for each of the periods presented in the unaudited Condensed Statements of Patronage Capital and Membership Fees and Accumulated Other Comprehensive Margin (Deficit). There were no material changes in the nature, timing or amounts of expected (gain) loss reclassified to net margin from the amounts disclosed in our 2013 Form 10-K. Amounts reclassified to net margin in the table below are reflected in "Other income" on our unaudited Condensed Statement of Revenues and Expenses.

  Our effective tax rate is zero; therefore, all amounts below are presented net of tax.

Accumulated Other Comprehensive Margin (Deficit) Three Months Ended
(dollars in thousands)
Available-for-sale Securities

Balance at December 31, 2012	$903
Unrealized (loss)	(148)
(Gain) reclassified to net margin	(64)

Balance at March 31, 2013	$691

Balance at December 31, 2013	$(549)
Unrealized gain	390
Loss reclassified to net margin	6

Balance at March 31, 2014	$(153)

(F)
Contingencies and Regulatory Matters.

  Management does not anticipate that the liabilities, if any, for any current proceedings against us will have a material effect on our financial condition or results of operations. However, at this time, the ultimate outcome of any pending or potential litigation cannot be determined.

  a.    Nuclear Construction

  In April 2008, Georgia Power Company, acting for itself and as agent for us, the Municipal Electric Authority of Georgia, and the City of Dalton, Georgia (collectively, the Co-owners), and Westinghouse Electric Company LLC and Stone & Webster, Inc. (collectively, the Contractor) entered into an engineering, procurement, and construction agreement (Vogtle No. 3 and No. 4 Agreement) to design, engineer, procure, and construct two AP1000 nuclear units with electric generating capacity of approximately 1,100 megawatts each and related facilities, structures, and improvements at Plant Vogtle (Vogtle Units No. 3 and No. 4).

  Under the Vogtle Units No. 3 and No. 4 Agreement, the Co-Owners and the Contractor have established both informal and formal dispute resolution procedures in order to resolve issues arising during the course of constructing a project of this magnitude. Georgia Power, on behalf of the Co-owners, has successfully initiated both formal and informal claims through these procedures, including ongoing claims. When matters are not resolved through these procedures, the parties may proceed to litigation. The Contractor and the Co-owners are involved in litigation with respect to certain claims that have not been resolved through the formal dispute resolution process.

  Current litigation relates to costs associated with design changes to the Westinghouse AP1000 Design Control Document (DCD) and costs associated with delays in the project schedule related to the timing of approval of the DCD and issuance of the combined construction permits and operating licenses by the Nuclear Regulatory Commission. In July 2012, the Co-owners and Contractor began negotiations regarding these costs, including the assertion by the Contractor that the Co-owners are responsible for these costs under the terms of the contract. The portion of the additional costs claimed by the Contractor that would be attributable to us, based on our ownership interest, is approximately $280,000,000 in 2008 dollars with respect to these issues. The Contractor has also asserted that it is entitled to further schedule extensions. Georgia Power, on behalf of the Co-owners, has not agreed with either the proposed cost or schedule adjustments or that the Co-owners have any responsibility for costs related to these issues. On November 1, 2012, the Co-owners filed suit against the Contractor in the U.S. District Court for the Southern District of Georgia, seeking a declaratory judgment that the Co-owners are not responsible for these costs. Also on November 1, 2012, the Contractor filed suit against the Co-owners in the U.S. District Court for the District of Columbia alleging the Co-owners are responsible for these costs. In August 2013, the U.S. District Court for the District of Columbia dismissed the Contractor's suit, ruling that proper venue is the U.S. District Court for the Southern District of Georgia. In September 2013, the Contractor appealed the decision to the U.S. Court of Appeals for the District of Columbia. While litigation has commenced and Georgia Power and the Co-owners intend to vigorously defend their positions, Georgia Power and the Co-owners also expect negotiations with the Contractor to continue with respect to cost and schedule during which time the parties will attempt to reach a mutually acceptable compromise of their positions.

  If any or all of these costs are ultimately imposed on the Co-owners, we will capitalize the costs attributable to us. As of March 31, 2014, no material amounts have been recorded related to this claim. Additional claims by the Contractor or Georgia Power, on behalf of the Co-owners, are also likely to arise throughout construction.

  b.    Patronage Capital Litigation

  On March 13, 2014, a lawsuit was filed in the Superior Court of DeKalb County, Georgia, against us, Georgia Transmission and three of our member distribution cooperatives. The lawsuit challenges the patronage capital distribution practices of Georgia's electric cooperatives and seeks to certify a defendant class of all but one of our 38 members. It was filed by four former consumer-members of four of our members on behalf of themselves and a proposed class of all former consumer-members of our members. Plaintiffs claim that approximately 30% of all the defendants' total allocated patronage capital belongs to former consumer-members. The lawsuit also alleges that patronage capital owed to former consumer-members includes patronage capital allocated by us to our members but not yet distributed to our members. Plaintiffs claim that the patronage capital of former consumer-members held by the proposed defendant class should be retired immediately when the consumer-members end their membership by terminating service, or alternatively, according to a regular 13-year revolving plan that retires 7.7% of total patronage capital owed to former consumer-members annually and seek relief to effect such retirements within the stated 13 year period. Plaintiffs further seek to require the defendants to adjust rates in order to establish and maintain reasonable reserves to fund patronage capital retirements on this basis. Plaintiffs also claim that we and Georgia Transmission should be required to implement a rate structure that would allow us and Georgia Transmission to begin retiring 7.7% of our allocated patronage capital annually. We intend to defend vigorously against all claims in this litigation.

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

(G)
Restricted Cash.    At March 31, 2014 and December 31, 2013, we had restricted cash totaling $10,892,000 and $35,131,000, respectively, of which $10,736,000 and $34,975,000, respectively, was classified as long-term. The long-term restricted cash balance at March 31, 2014 and December 31, 2013 consisted primarily of funds posted as collateral by counterparties to our interest rate options.

(H)
Restricted Short-term Investments.    At March 31, 2014 and December 31, 2013, we had $289,469,000 and $272,686,000, respectively, on deposit with the Rural Utilities Service in the Cushion of Credit Account. The restricted funds will be utilized for future Rural Utilities Service Federal Financing Bank debt service payments. The deposit earns interest at a Rural Utilities Service guaranteed rate of 5% per annum.

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

  The following regulatory assets and liabilities are reflected on the unaudited condensed balance sheet as of March 31, 2014 and December 31, 2013.

	2014	2013
	(dollars in thousands)

Regulatory Assets:
Premium and loss on reacquired debt(a)	$79,804	$82,499
Amortization on capital leases(b)	14,756	16,124
Outage costs(c)	50,814	35,155
Interest rate swap termination fees(d)	12,338	13,336
Depreciation expense(f)	48,006	48,362
Deferred charges related to Vogtle Units No. 3 and No. 4 training costs(g)	28,675	27,678
Interest rate options cost(h)	71,185	38,984
Deferral of effects on net margin—Smith Energy Facility(i)	75,168	63,491
Other regulatory assets(j)	5,023	5,479

Total Regulatory Assets	$385,769	$331,108
Regulatory Liabilities:
Accumulated retirement costs for other obligations(e)	$23,195	$24,520
Deferral of effects on net margin—Hawk Road Energy Facility(i)	25,289	23,379
Major maintenance reserve(k)	25,900	28,064
Deferred debt service adder(l)	59,617	57,223
Asset retirement obligations(e)	19,456	19,508
Other regulatory liabilities(j)	6,980	6,095

Total Regulatory Liabilities	$160,437	$158,789

Net Regulatory Assets	$225,332	$172,319

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

(h)
Deferral of net loss associated with the change in fair value of the interest rate options to hedge interest rates on a portion of expected borrowings related to Vogtle Units No. 3 and No. 4 construction. Amortization will commence in February 2020 and will be amortized through February 2044, the life of the DOE-guaranteed loan which is financing a portion of the construction project.

(i)
Effects on net margin for Smith and Hawk Road Energy Facilities are deferred until the end of 2015 and will be amortized over the remaining life of each respective plant.

(j)
The amortization period for other regulatory assets range up to 35 years and the amortization period of other regulatory liabilities range up to 18 years.

(k)
Represents collections for future major maintenance costs; revenues to be recognized as major maintenance costs are incurred.

(l)
Collections to fund debt payments in excess of depreciation expense through the end of 2025; deferred revenues will be amortized over the remaining useful life of the plants.

(J)
Member Power Bill Prepayments.    We have a power bill prepayment program pursuant to which members can prepay their power bills from us at a discount based on our avoided cost of borrowing. The prepayments are credited against the participating members' power bills in the month(s) agreed upon in advance. The discounts are credited against the power bills and are recorded as a reduction to member revenues. The prepayments are being credited against members' power bills through January 2018, with the majority of the balance scheduled to be credited by the end of 2014.

(K)
Debt.

a)
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

  Proceeds of advances made under the Facility will be used to reimburse us for a portion of certain costs of construction relating to Vogtle Units No. 3 and No. 4 that are eligible for financing under the Title XVII Loan Guarantee Program ("Eligible Project Costs"). Aggregate borrowings under the Facility may not exceed the lesser of (i) 70% of Eligible Project Costs or (ii) $3,057,069,461, $335,471,604 of which is designated for capitalized interest.

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

  Advances.    Advances may be requested under the Facility on a quarterly basis through December 31, 2020. On February 20, 2014, we made an initial borrowing in the principal amount of $725,000,000 at a fixed interest rate of 3.867% through February 20, 2044. In connection with the receipt of these funds, we repaid a like amount of outstanding short-term obligations, which included a $260,000,000 term loan originally due April 1, 2014 and $465,000,000 of commercial paper. These outstanding obligations were classified as long-term at December 31, 2013.

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

  Maturity, Interest Rate and Amortization.    The final maturity date for each advance under the Facility is February 20, 2044. Interest is payable quarterly in arrears on February 20, May 20, August 20 and November 20 of each year. Principal and interest payments will begin on February 20, 2020. Interest accrued and payable prior to February 20, 2020, up to a maximum of $335,471,604, is reflected as additional borrowings under the Facility.

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

  In connection with our entry into the Loan Guarantee Agreement and the Federal Financing Bank Credit Facility Documents, we incurred issuance costs of approximately $51,000,000, which will be amortized over the life of the borrowings under the Facility. Issuance costs include fees paid to the Department of Energy, legal and consulting expenses and costs for compliance with certain federal requirements (including compliance with the Davis-Bacon Act).

  b)
  Rural Utilities Service Guaranteed Loans:

  For the three month period ended March 31, 2014, we received advances on Rural Utilities Service-guaranteed Federal Financing Bank loans totaling $9,608,000 for general and environmental improvements at existing plants.

  In April 2014, we received an additional $10,674,000 in advances on Rural Utilities Service-guaranteed Federal Financing Bank loans for general and environmental improvements at existing plants as well.

(L)
Subsequent Events.    On April 11, 2014, we signed a precedent agreement with Transcontinental Gas Pipeline Company, LLC for additional firm natural gas transportation to our Smith facility. The agreement has a base term of 25 years, and the fixed charge for the base term is $37,700,000 per year. Our obligation to make payments begins when the pipeline expansion project goes into service, which is projected to be May 1, 2017.

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

Results of Operations

For the Three Months Ended March 31, 2014 and 2013

Net Margin

Our net margin for the three-month period ended March 31, 2014 was $19.2 million compared to $22.0 million for the same period of 2013. Through March 31, 2014, we collected approximately 41% of our targeted net margin of $47.1 million for the year ending December 31, 2014. This is typical as our capacity revenues are recorded evenly throughout the year and our management generally budgets conservatively. We anticipate our board of directors will approve a budget adjustment by the end of the year so that net margins will achieve, but not exceed, the targeted margins for interest ratio. For additional information regarding our net margins requirements and policy, see "Item 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Summary of Cooperative Operations—Margins" of our 2013 Form 10-K.

Operating Revenues

Our operating revenues fluctuate from period to period based on several factors, including fuel costs, weather and other seasonal factors, load requirements in our members' service territories, operating costs, availability of electric generation resources, our decisions of whether to dispatch our owned, purchased or member-owned resources over which we have dispatch rights, and our members' decisions of whether to purchase a portion of their hourly energy requirements from our resources or from other suppliers.

Sales to Members.    Total revenues from sales to members increased 16.8% in the three-month period ended March 31, 2014 compared to the same period of 2013. Megawatt-hour sales to members increased 18.1% for the three-month period ended March 31, 2014 compared to the same period of 2013. The average total revenue per megawatt-hour from sales to members decreased 1.1% for the three-month period ended March 31, 2014 compared to the same period of 2013. The increases in revenues from sales to members and in megawatt-hour sales to members were driven primarily by the extreme cold weather that occurred during the first quarter of 2014.

The components of member revenues for the three-month periods ended March 31, 2014 and 2013 were as follows (amounts in thousands except for cents per kilowatt-hour):

	Three Months Ended March 31,

	2014	2013
Capacity revenues	$191,676	$181,114
Energy revenues	143,083	105,539

Total	$334,759	$286,653

Kilowatt-hours sold to members	4,905,224	4,153,662
Cents per kilowatt-hour	6.83¢	6.90¢

Capacity revenues from members increased 5.8% for the three-month period ended March 31, 2014 compared to the same period of 2013. Capacity revenues are the revenues we receive for electric service whether or not our generation and purchased power resources are dispatched to produce electricity and are designed to cover the fixed costs associated with our business, including fixed production expenses, depreciation and amortization expenses and interest charges, plus a targeted margin. Each member is required to pay us for capacity furnished under its wholesale power contract according to the individual fixed percentage capacity cost responsibility for each resource in which it participates. Our capacity revenues are based on the costs we expect to incur on an annual basis and are subject to adjustment by our board such that our net margins will achieve, but not exceed, the targeted margins for interest ratio.

Energy revenues were 35.6% higher for the three-month period ended March 31, 2014 compared to the same period of 2013. Our average energy revenue per megawatt-hour from sales to members increased 14.8% for the three-month period ended March 31, 2014 as compared to the same period of 2013. This increase resulted primarily from higher cost coal-fired generation and higher natural gas prices. For a discussion of total fuel costs and total generation, see "—Operating Expenses."

Sales to Non-Members.    Sales to non-members for the three-month period ended March 31, 2014 were 68.9% higher as compared to the same period of 2013. This increase was primarily due to sales of natural gas of $10.8 million.

Operating Expenses

Operating expenses for the three-month period ended March 31, 2014 increased 24.8% as compared to the same period of 2013. This increase was due to higher fuel costs, production costs, depreciation and amortization expenses and purchased power costs as compared to the same period of 2013.

The following table summarizes our megawatt-hour generation and fuel costs by generating source.

	Three Months Ended March 31,

	2014			2013

Fuel Source	Cost	Generation	Cost per MWh	Cost	Generation	Cost per MWh

	(thousands)	(MWh)		(thousands)	(MWh)
Coal	$56,486	1,896,226	$29.79	$40,646	1,483,954	$27.39
Nuclear	20,765	2,225,966	9.33	18,332	2,085,092	8.79
Gas:
Combined Cycle	51,201	1,138,084	44.99	40,138	1,276,553	31.44
Combustion Turbine	3,824	21,425	178.48	1,034	16,764	61.68

	$132,276	5,281,701	$25.04	$100,150	4,862,363	$20.60

For the three-month period ended March 31, 2014, total fuel costs increased 32.1% and megawatt-hour generation increased 8.6%, respectively, compared to the same period of 2013. The extreme cold weather in 2014 as compared to 2013 contributed to the increase in megawatt-hours of generation. Average fuel costs per megawatt-hour increased 21.6% in the three-month period ended March 31, 2014 compared to the same period of 2013. The increase in total fuel costs was partly due to higher generation from our coal-fired plants and nuclear plants and partly due to higher natural gas prices for fuel to run our natural gas-fired facilities. Plant Wansley, which is fueled by higher cost eastern coal, generated 132,000 megawatts hours in the first quarter of 2014 whereas for the same period of 2013 it was in reserve shutdown, primarily due to more economical generation from natural gas-fired facilities. Generation from Plant Scherer increased 18.5% during the three-month period ended March 31, 2014 as compared to the same period of 2013 due to increased demand from our members. Generation from the nuclear facilities increased 6.8% primarily due to normal fluctuations between fiscal periods related to the timing of scheduled outages as well as an unscheduled outage at Hatch Unit No. 1 in 2013. Generation from our gas-fired facilities decreased in the three-month period ended March 31, 2014 versus the same period of 2013 due to lower utilization of the Smith Energy Facility, although the remainder of our gas-fired facilities experienced a slight increase in generation. The decrease in generation from gas-fired facilities was more than offset by increased natural gas prices in 2014 thus fuel costs for gas-fired facilities accounted for 43.1% of the overall increase in total fuel costs.

Production costs increased 14.1% for the three-month period ended March 31, 2014 as compared to the same period of 2013. The increase resulted partly from the cost of gas sold to non-members of $6 million as discussed above and partly from higher operations and maintenance costs at our co-owned facilities (primarily Plant Vogtle) and from higher costs at the Talbot Energy Facility due to planned outage work in 2014.

Depreciation and amortization costs increased 9.8% for the three-month period ended March 31, 2014 as compared to the same period of 2013. The increase in depreciation expense in the first quarter of 2014 as compared to the first quarter of 2013 was primarily due to $291 million of environmental capital improvements at Plant Scherer that were primarily placed into service in May and August of 2013.

Interest charges

Interest expense increased 8.1% for the three-month period ended March 31, 2014 as compared to the same period of 2013 primarily due to increased debt to finance construction of Vogtle Units No. 3 and No. 4.

Allowance for debt funds used during construction decreased 4.5% in the three-month period ended March 31, 2014 compared to the same period of 2013 primarily due to environmental capital improvements at Scherer being placed into service as discussed above. The decrease was offset somewhat by an increase in construction work in progress for Vogtle No. 3 and No. 4.

Financial Condition

Balance Sheet Analysis as of March 31, 2014

Assets

Cash used for property additions for the three-month period ended March 31, 2014 totaled $134.4 million. Of this amount, approximately $74 million was associated with construction expenditures for Vogtle Units No. 3 and No. 4, $33 million for normal additions and replacements to existing generation facilities and $19 million for nuclear fuel purchases. The remaining expenditures were for environmental control systems being installed primarily at Plant Scherer.

The $289.5 million of restricted short-term investments at March 31, 2014 represent funds deposited into a Rural Utilities Service Cushion of Credit Account with the U.S. Treasury and earns interest at a guaranteed rate of 5% per annum. The funds, including interest earned thereon, can only be applied to debt service on Rural Utilities Service and Rural Utilities Service-guaranteed Federal Financing Bank notes. Decisions regarding when to apply the funds are guided by the interest rate environment and our anticipated liquidity needs.

Deferred debt expense, being amortized increased $40.7 million for the three months ending March 31, 2014 due to debt costs associated with a $3.057 billion loan with the Department of Energy, which closed in February 2014, to finance a portion of the costs associated with the Vogtle Units No. 3 and No. 4 construction project. For information regarding this loan see Note K.

Equity and Liabilities

Accounts payable decreased $28.7 million for the three-month period ended March 31, 2014. The December 31, 2013 payable balance included $38.4 million in credits due to the members for a board approved reduction to 2013 revenue requirements as a result of margins collected in excess of our 2013 target. These credits were applied to the members' bills in the first quarter of 2014. Offsetting the decrease was an $11.3 million increase in the payable to Georgia Power for operation and maintenance costs for our co-owned facilities and capital costs associated with Vogtle Units No. 3 and No. 4 construction.

Member power bill prepayments represent funds received from the members for the prepayment of their monthly power bills. At March 31, 2014, $92.5 million of member power bill prepayments was classified as a current liability and $34.4 million was classified as a long-term liability. During the three-month period ended March 31, 2014, $20.1 million of prepayments were received from the members and $7.9 million was applied to the members' monthly power bills. For information regarding the power bill prepayment program, see Note J.

Capital Requirements and Liquidity and Sources of Capital

Vogtle Units No. 3 and No. 4.

We, along with Georgia Power, the Municipal Electric Authority of Georgia and the City of Dalton are participating in the construction of two Westinghouse AP1000 nuclear generating units at Plant Vogtle, each with a nominally rated generating capacity of approximately 1,100 megawatts. Our ownership interest is 30%, representing 660 megawatts of total capacity. As of March 31, 2014, our total investment in Vogtle Units No. 3 and No. 4 was $2.1 billion.

For additional information about the Vogtle construction project, see "Item 1—BUSINESS—OUR POWER SUPPLY RESOURCES—Future Power Resources—Plant Vogtle Units No. 3 and No. 4" and "Item 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—Capital Requirements—Capital Expenditures" in our 2013 Form 10-K. Also see Note F of Notes to Unaudited Condensed Financial Statements herein.

Environmental Regulations

The U.S. Environmental Protection Agency, or EPA, continues to develop a number of rules that significantly expand the scope of regulation of air emissions, water and waste management at power plants.

Two recent court decisions each upheld one of EPA's final rules that affect us. On April 15, 2014, the U.S. Court of Appeals for the District of Columbia Circuit upheld the EPA's final Mercury and Air Toxics Standards (MATS) rule, which establishes maximum achievable control technology limits for certain hazardous air pollutants at coal and oil-fired electric generating units. For coal units, the rule sets stringent emission limits to control various hazardous air pollutants such as mercury, non-mercury metals and acid gases and work practice standards to control organics and dioxins. Affected generating units, which include our co-owned units at Plants Wansley and Scherer, have until April 16, 2015 to comply with the rule, although controls are currently installed at both of those plants which are expected to meet the new requirements. Whether the Court's decision will be appealed is not known at this time and we cannot predict the outcome of any future litigation.

On April 29, 2014, the U. S. Supreme Court upheld the Cross State Air Pollution Rule (CSAPR), reversing a 2012 decision of the U.S. Court of Appeals for the District of Columbia Circuit which had invalidated the CSAPR. The Supreme Court remanded the case back to Court of Appeals for the D.C. Circuit which could remand the case to EPA for further rulemaking to implement the CSAPR which is unlikely before mid-2015. The final rule may affect future operations of our co-owned units at Plants Scherer and Wansley; however, we do not anticipate the need to purchase allowances given the completion of additional pollution control equipment earlier this year.

Also, on April 21, 2014, the EPA and the U.S. Army Corps of Engineers jointly published a proposed rule to revise the regulatory definition of waters of the U.S. for all Clean Water Act (CWA) programs, significantly expanding the scope of federal jurisdiction under the CWA. If finalized as proposed, this rule could significantly increase permitting and regulatory requirements and costs associated with the siting of new or modification to existing generation facilities. In addition, the proposed rule could have significant impacts on economic development projects which could impact demand. The ultimate impact of the rule will depend on the specific requirements of the final rule and the outcome of any legal challenges and cannot be determined at this time.

Separately, the dates for finalizing several other rules have recently been delayed. For example, the deadline for finalization of the Coal Combustion Residuals Rule has slipped to December 19, 2014, the Effluent Limitation Guidelines rule finalization deadline has slipped to September 30, 2015 and the Cooling Water Intake or 316(b) rule finalization deadline has slipped to May 16, 2014. The impacts of these rulemakings cannot be determined at this time and will depend on the final regulations and any ensuing litigation.

For further discussion regarding potential effects on our business from environmental regulations, including potential capital requirements, see "Item 1—BUSINESS—REGULATION—Environmental," "Item 1A—RISK FACTORS" and "Item 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—Capital Requirements—Capital Expenditures" in our 2013 Form 10-K.

Liquidity

At March 31, 2014, we had $1.6 billion of unrestricted available liquidity to meet our short-term cash needs and liquidity requirements. This amount included $218 million in cash and cash equivalents and $1.4 billion of unused and available committed credit arrangements.

At March 31, 2014, we had in excess of $1.9 billion of committed credit arrangements in place and $1.4 billion available under these facilities. These six separate facilities are reflected in the table below:

Committed Credit Facilities

	Authorized Amount	Available March 31, 2014		Expiration Date

	(dollars in millions)
Unsecured Facilities:
Syndicated Line of Credit led by Bank of America	$1,265	$860	(1)	June 2015
Syndicated Line of Credit led by CoBank	150	150		September 2014
CFC Line of Credit	110	110		September 2016
CFC Line of Credit(2)	210	210		December 2018
JPMorgan Chase Line of Credit	150	34	(3)	December 2018
Secured Facilities:
CFC Term Loan(2)	250	250		December 2018

(1)
Of the portion of this facility that was unavailable at March 31, 2014, $269.7 million was dedicated to support outstanding commercial paper and $135.5 million was related to letters of credit issued to support variable rate demand bonds.

(2)
Any amounts drawn under the $210 million unsecured line of credit with CFC will reduce the amount that can be drawn under the $250 million secured term loan. Any amounts borrowed under the $250 million term loan would be secured under our first mortgage indenture, with a maturity no later than December 31, 2043.

(3)
Of the portion of this facility that was unavailable at March 31, 2014, $113.7 million related to letters of credit issued to support variable rate demand bonds and $2.2 million related to letters of credit issued to post collateral to third parties.

As of March 31, 2014, we were using our commercial paper program to provide interim funding for payments related to the construction of Vogtle Units No. 3 and No. 4 and for the upfront premium payments made in connection with our interest rate hedging program.

Under our commercial paper program, we are authorized to issue commercial paper in amounts that do not exceed the amount of any committed backup lines of credit, thereby providing 100% dedicated support for any commercial paper outstanding.

Under our unsecured committed lines of credit, we have the ability to issue letters of credit totaling $1.045 billion in the aggregate, of which $794 million remained available at March 31, 2014. However, amounts related to issued letters of credit reduce the amount that would otherwise be available to draw for working capital needs. Also, due to the requirement to have 100% dedicated backup for any commercial paper outstanding, any amounts drawn under our committed credit facilities for working capital or related to issued letters of credit will reduce the amount of commercial paper that we can issue. The majority of our outstanding letters of credit are for the purpose of providing credit enhancement on variable rate demand bonds.

Between our credit arrangements and projected cash on hand, we believe we have sufficient liquidity to cover our normal operations and to provide interim financing for construction of Vogtle Units No. 3 and No. 4.

Several of our credit facilities contain a financial covenant that requires us to maintain minimum levels of patronage capital. At March 31, 2014, the required minimum level was $675 million and our actual patronage capital was $734 million. Additional covenants contained in several of our credit facilities limit the amount of secured indebtedness and unsecured indebtedness we can have outstanding. At

March 31, 2014, the most restrictive of these covenants limits our secured indebtedness to $12.0 billion and our unsecured indebtedness to $4.0 billion. At March 31, 2014, we had $7.1 billion of secured indebtedness and $269.7 million of unsecured indebtedness outstanding, which was well within the covenant thresholds.

At March 31, 2014, current assets included $289.5 million of restricted short-term investments pursuant to deposits made into a Rural Utilities Service Cushion of Credit Account. See "—Balance Sheet Analysis as of March 31, 2014—Assets" for more information regarding this account.

Financing Activities

First Mortgage Indenture.    At March 31, 2014, we had $6.9 billion of long-term debt outstanding under our first mortgage indenture secured equally and ratably by a lien on substantially all of our owned tangible and certain of our intangible property, including property we acquire in the future. See "Item 1—BUSINESS—OGLETHORPE POWER CORPORATION—First Mortgage Indenture" in our 2013 Form 10-K for further discussion of our first mortgage indenture.

Rural Utilities Service-Guaranteed Loans.    We currently have four approved Rural Utilities Service-guaranteed loans, totaling $871 million, which are being funded through the Federal Financing Bank and are in various stages of being drawn down, with $448 million remaining to be advanced. When advanced, the debt will be secured under our first mortgage indenture.

Department of Energy-Guaranteed Loan.    On February 20, 2014, we closed on a loan with the Department of Energy that will fund up to $3.057 billion of the cost to construct our 30% undivided share of Vogtle Units No. 3 and No. 4. The loan is being funded by the Federal Financing Bank and is backed by a federal loan guarantee provided by the Department of Energy. At March 31, 2014, $2.3 billion of this loan remains to be advanced. All of the debt under this loan will be secured under our first mortgage indenture.

Bond Financing.

In May 2014, we plan to issue up to $250 million of taxable first mortgage bonds to provide long-term financing for general and environmental improvements to certain of our existing facilities.

For more detailed information regarding our financing plans, see "Item 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—Financing Activities" in our 2013 Form 10-K.

Newly Adopted or Issued Accounting Standards

Not Applicable.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have not been any material changes to market risks from those reported in "Item 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK" of our 2013 Form 10-K.

Item 4.    Controls and Procedures

As of March 31, 2014, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

There have been no changes in internal control over financial reporting or other factors that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

On March 13, 2014, a lawsuit was filed in the Superior Court of DeKalb County, Georgia, against us, Georgia Transmission and three of our member distribution cooperatives. The lawsuit challenges the patronage capital distribution practices of Georgia's electric cooperatives and seeks to certify a defendant class of all but one of our 38 members. It was filed by four former consumer-members of four of our members on behalf of themselves and a proposed class of all former consumer-members of our members. Plaintiffs claim that approximately 30% of all the defendants' total allocated patronage capital belongs to former consumer-members. The lawsuit also alleges that patronage capital owed to former consumer-members includes patronage capital allocated by us to our members but not yet distributed to our members. Plaintiffs claim that the patronage capital of former consumer-members held by the proposed defendant class should be retired immediately when the consumer-members end their membership by terminating service, or alternatively, according to a regular 13-year revolving plan that retires 7.7% of total patronage capital owed to former consumer-members annually and seek relief to effect such retirements within the stated 13 year period. Plaintiffs further seek to require the defendants to adjust rates in order to establish and maintain reasonable reserves to fund patronage capital retirements on this basis. Plaintiffs also claim that we and Georgia Transmission should be required to implement a rate structure that would allow us and Georgia Transmission to begin retiring 7.7% of our allocated patronage capital annually. We intend to defend vigorously against all claims in this litigation.

The ultimate outcome of this litigation cannot be predicted at this time; however, management does not anticipate that the ultimate liabilities, if any, arising from this proceeding would have a material effect on our financial condition or results of operations. See Note F of Notes to Unaudited Condensed Financial Statements for information about other loss contingencies.

Item 1A.    Risk Factors

There have not been any material changes in our risk factors from those reported in "Item 1A—RISK FACTORS" of our 2013 Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.    Defaults upon Senior Securities

Not Applicable.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information

On May 12, 2014, our board of directors appointed Mr. Ernest Adelburt Jakins III to serve as a director for member group 5. Mr. Jakins' appointment fills the vacancy created when Mr. G. Randall Pugh retired as President and Chief Executive Officer of Jackson Electric Membership Corporation and became ineligible to serve on our board of directors in March 2014. Mr. Jakins' present term will extend until our members elect a new member director for group 5 at our annual meeting of members in March 2015.

For additional information regarding our board of directors and election procedures, see "Item 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE" of our 2013 Form 10-K.

Item 6.    Exhibits

Number	Description
10.1	Amendment No. 6, dated as of January 23, 2014, to the Engineering, Procurement and Construction Agreement, dated as of April 8, 2008, between Georgia Power, for itself and as agent for Oglethorpe, Municipal Electric Authority of Georgia, and Dalton Utilities, as owners, and a consortium consisting of Westinghouse and Stone and Webster, as contractor for Units 3 & 4 at the Vogtle Electric Generating Plant Site. (Incorporated by reference to Exhibit 10(c)2 of Georgia Power Company's Form 10-Q for the quarterly period ended March 31, 2014, filed with the SEC on May 8, 2014.)
31.1	Rule 13a-14(a)/15d-14(a) Certification, by Michael L. Smith (Principal Executive Officer).
31.2	Rule 13a-14(a)/15d-14(a) Certification, by Elizabeth B. Higgins (Principal Financial Officer).
32.1	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Michael L. Smith (Principal Executive Officer).
32.2	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Elizabeth B. Higgins (Principal Financial Officer).
99.1	Member Financial and Statistical Information (For calendar years 2011-2013).
101	XBRL Interactive Data File.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oglethorpe Power Corporation (An Electric Membership Corporation)
Date: May 12, 2014	By:	/s/ Michael L. Smith Michael L. Smith President and Chief Executive Officer
Date: May 12, 2014		/s/ Elizabeth B. Higgins Elizabeth B. Higgins Executive Vice President and Chief Financial Officer (Principal Financial Officer)