Form 10-Q
period 2014-06-30
OGLETHORPE POWER CORP
filed 2014-08-11
CIK 788816

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
OR
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

OGLETHORPE POWER CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2014

		Page No.
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Unaudited Condensed Balance Sheets as of June 30, 2014 and December 31, 2013	1
	Unaudited Condensed Statements of Revenues and Expenses For the Three and Six Months ended June 30, 2014 and 2013	3
	Unaudited Condensed Statements of Comprehensive Margin For the Three and Six Months ended June 30, 2014 and 2013	4
	Unaudited Condensed Statements of Patronage Capital and Membership Fees and Accumulated Other Comprehensive Margin (Deficit) For the Six Months ended June 30, 2014 and 2013	5
	Unaudited Condensed Statements of Cash Flows For the Six Months ended June 30, 2014 and 2013	6
	Notes to Unaudited Condensed Financial Statements For the Three and Six Months ended June 30, 2014 and 2013	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	31
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3.	Defaults Upon Senior Securities	34
Item 4.	Mine Safety Disclosures	34
Item 5.	Other Information	34
Item 6.	Exhibits	34
SIGNATURES		35

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

Although we believe that in making these forward-looking statements our expectations are based on reasonable assumptions, any forward-looking statement involves uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. Some of the risks, uncertainties and assumptions that may cause actual results to differ from these forward-looking statements are described under the heading "RISK FACTORS" in this quarterly report and under the heading "RISK FACTORS" and in other sections of our annual report on Form 10-K for the fiscal year ended December 31, 2013. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this quarterly report may not occur.

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

iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

Oglethorpe Power Corporation
Condensed Balance Sheets (Unaudited)
June 30, 2014 and December 31, 2013

	(dollars in thousands)
	2014	2013
Assets
Electric plant:
In service	$8,258,050	$8,050,103
Less: Accumulated provision for depreciation	(3,688,112)	(3,615,375)

	4,569,938	4,434,728
Nuclear fuel, at amortized cost	338,856	341,012
Construction work in progress	2,227,216	2,212,224

	7,136,010	6,987,964

Investments and funds:
Nuclear decommissioning trust fund	361,746	343,698
Investment in associated companies	65,395	66,437
Long-term investments	83,545	81,720
Restricted cash	2,766	34,975
Other	16,617	16,098

	530,069	542,928

Current assets:
Cash and cash equivalents	329,866	408,193
Restricted short-term investments	293,859	272,686
Receivables	150,359	128,992
Inventories, at average cost	253,712	286,168
Prepayments and other current assets	15,923	16,894

	1,043,719	1,112,933

Deferred charges:
Deferred debt expense, being amortized	99,785	57,175
Regulatory assets	400,996	331,108
Other	51,101	63,104

	551,882	451,387

	$9,261,680	$9,095,212

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Balance Sheets (Unaudited)
June 30, 2014 and December 31, 2013

	(dollars in thousands)
	2014	2013
Equity and Liabilities
Capitalization:
Patronage capital and membership fees	$750,908	$714,489
Accumulated other comprehensive margin (deficit)	278	(549)

	751,186	713,940
Long-term debt	6,893,755	6,817,518
Obligation under capital leases	114,240	121,731
Other	15,898	15,379

	7,775,079	7,668,568

Current liabilities:
Long-term debt and capital leases due within one year	289,067	152,153
Short-term borrowings	195,913	279,407
Accounts payable	76,757	101,529
Accrued interest	58,376	58,193
Member power bill prepayments, current	93,041	82,405
Other current liabilities	34,290	42,253

	747,444	715,940

Deferred credits and other liabilities:
Gain on sale of plant, being amortized	21,417	22,157
Asset retirement obligations	420,016	408,050
Member power bill prepayments, non-current	36,153	32,313
Power sale agreement, being amortized	19,388	26,107
Regulatory liabilities	175,813	158,789
Other	66,370	63,288

	739,157	710,704

	$9,261,680	$9,095,212

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Revenues and Expenses (Unaudited)
For the Three and Six Months Ended June 30, 2014 and 2013

	(dollars in thousands)
	Three Months		Six Months
	2014	2013	2014	2013
Operating revenues:
Sales to Members	$338,116	$306,191	$672,875	$592,844
Sales to non-Members	17,867	18,158	50,408	37,419

Total operating revenues	355,983	324,349	723,283	630,263

Operating expenses:
Fuel	133,976	113,065	266,252	213,215
Production	99,004	89,294	207,088	184,014
Depreciation and amortization	41,404	38,578	82,118	75,661
Purchased power	16,312	14,717	36,378	27,384
Accretion	6,108	5,677	12,126	11,307
Deferral of Hawk Road and Smith Energy Facilities effect on net margin	(10,421)	(6,777)	(20,136)	(18,667)

Total operating expenses	286,383	254,554	583,826	492,914

Operating margin	69,600	69,795	139,457	137,349

Other income:
Investment income	9,145	8,148	18,427	15,425
Other	2,232	2,240	4,609	4,517

Total other income	11,377	10,388	23,036	19,942

Interest charges:
Interest expense	85,965	76,251	167,882	152,028
Allowance for debt funds used during construction	(26,385)	(24,562)	(50,114)	(49,416)
Amortization of debt discount and expense	4,201	3,992	8,306	8,153

Net interest charges	63,781	55,681	126,074	110,765

Net margin	$17,196	$24,502	$36,419	$46,526

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Comprehensive Margin (Unaudited)
For the Three and Six Months Ended June 30, 2014 and 2013

	(dollars in thousands)
	Three Months		Six Months
	2014	2013	2014	2013
Net margin	$17,196	$24,502	$36,419	$46,526

Other comprehensive margin:
Unrealized gain (loss) on available-for-sale securities	431	(1,090)	827	(1,302)

Total comprehensive margin	$17,627	$23,412	$37,246	$45,224

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Patronage Capital and Membership Fees
and Accumulated Other Comprehensive Margin (Deficit) (Unaudited)
For the Six Months Ended June 30, 2014 and 2013

	(dollars in thousands)
	Patronage Capital and Membership Fees	Accumulated Other Comprehensive Margin (Deficit)	Total
Balance at December 31, 2012	$673,009	$903	$673,912
Components of comprehensive margin:
Net margin	46,526	—	46,526
Unrealized (loss) on available-for-sale securities	—	(1,302)	(1,302)

Balance at June 30, 2013	$719,535	$(399)	$719,136

Balance at December 31, 2013	$714,489	$(549)	$713,940
Components of comprehensive margin:
Net margin	36,419	—	36,419
Unrealized gain on available-for-sale securities	—	827	827

Balance at June 30, 2014	$750,908	$278	$751,186

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2014 and 2013

	(dollars in thousands)
	2014	2013
Cash flows from operating activities:
Net margin	$36,419	$46,526

Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization, including nuclear fuel	153,759	141,876
Accretion cost	12,126	11,307
Amortization of deferred gains	(894)	(893)
Allowance for equity funds used during construction	(731)	(1,411)
Deferred outage costs	(31,411)	(31,820)
Deferral of Hawk Road and Smith Energy Facilities effect on net margin	(20,136)	(18,667)
Gain on sale of investments	(8,961)	(17,304)
Regulatory deferral of costs associated with nuclear decommissioning	1,571	10,085
Other	6,816	(3,551)
Change in operating assets and liabilities:
Receivables	(21,180)	(28,158)
Inventories	32,455	(3,902)
Prepayments and other current assets	1,209	(1,872)
Accounts payable	(45,456)	(43,540)
Accrued interest	183	31,022
Accrued taxes	(3,978)	12,808
Other current liabilities	(2,479)	(5,067)
Member power bill prepayments	14,475	50,860

Total adjustments	87,368	101,773

Net cash provided by operating activities	123,787	148,299

Cash flows from investing activities:
Property additions	(249,317)	(321,246)
Activity in decommissioning fund—Purchases	(188,815)	(346,211)
—Proceeds	186,165	343,340
Decrease (increase) in restricted cash	32,209	(27,121)
Increase in restricted short-term investments	(21,173)	(141,540)
Activity in other long-term investments—Purchases	(28,690)	(19,670)
—Proceeds	30,385	20,103
Activity on interest rate options—Collateral returned	(73,850)	(46,420)
—Collateral received	41,640	73,540
Other	473	1,269

Net cash used in investing activities	(270,973)	(463,956)

Cash flows from financing activities:
Long-term debt proceeds	993,707	283,168
Long-term debt payments	(333,127)	(244,042)
(Decrease) increase in short-term borrowings, net	(548,494)	201,391
Other	(43,227)	(2,775)

Net cash provided by financing activities	68,859	237,742

Net decrease in cash and cash equivalents	(78,327)	(77,915)
Cash and cash equivalents at beginning of period	408,193	298,565

Cash and cash equivalents at end of period	$329,866	$220,650

Supplemental cash flow information:
Cash paid for—
Interest (net of amounts capitalized)	$115,231	$69,269
Supplemental disclosure of non-cash investing and financing activities:
Change in plant expenditures included in accounts payable	$22,904	$(19,846)

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Notes to Unaudited Condensed Financial Statements
For the Three and Six Months ended June 30, 2014 and 2013

(A)
General.    The condensed financial statements included in this report have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in this report reflects all adjustments (which include only normal recurring adjustments) and estimates necessary to fairly state, in all material respects, the results for the three- and six- month periods ended June 30, 2014 and 2013. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. Certain prior year amounts have been reclassified to conform with the current year presentation. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the SEC. The results of operations for the three-and six- month periods ended June 30, 2014 are not necessarily indicative of results to be expected for the full year. As noted in our 2013 Form 10-K, our revenues consist primarily of sales to our 38 electric distribution cooperative members and, thus, the receivables on the condensed balance sheets are principally from our members. (See "Notes to Financial Statements" in our 2013 Form 10-K.)
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

  The tables below detail assets and liabilities measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013.

		Fair Value Measurements at Reporting Date Using
	June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$151,899	$151,899	$—	$—
International equity trust	76,447	—	76,447	—
Corporate bonds	29,511	—	29,511	—
US Treasury and government agency securities	60,709	60,709	—	—
Agency mortgage and asset backed securities	26,920	—	26,920	—
Government bonds	2,012	—	2,012	—
Other	14,248	14,248	—	—
Long-term investments:
Corporate bonds	4,698	—	4,698	—
US Treasury and government agency securities	13,702	13,702	—	—
Agency mortgage and asset backed securities	1,870	—	1,870	—
International equity trust	11,768	—	11,768	—
Mutual funds	51,368	51,368	—	—
Other	139	139	—	—
Interest rate options	18,535	—	—	18,535	(1)
Natural gas swaps	1,250	—	1,250	—

		Fair Value Measurements at Reporting Date Using
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$143,929	$143,929	$—	$—
International equity trust	72,466	—	72,466	—
Corporate bonds	39,863	—	39,863	—
US Treasury and government agency securities	44,846	44,846	—	—
Agency mortgage and asset backed securities	30,133	—	30,133	—
Municipal Bonds	641	—	641	—
Other	11,820	11,820	—	—
Long-term investments:
Corporate bonds	6,487	—	6,487	—
US Treasury and government agency securities	8,563	8,563	—	—
Agency mortgage and asset backed securities	3,679	—	3,679	—
International equity trust	11,148	—	11,148	—
Mutual funds	51,559	51,559	—	—
Other	284	284	—	—
Interest rate options	63,471	—	—	63,471	(1)
Natural gas swaps	1,011	—	1,011	—

(1)
Interest rate options as reflected on the unaudited condensed Balance Sheet include the fair value of the interest rate options offset by $2,760,000 and $34,970,000 of collateral received from the counterparties at June 30, 2014 and December 31, 2013, respectively.

  The Level 2 investments above in corporate bonds and agency mortgage and asset backed securities may not be exchange traded. The fair value measurements for these investments are based on a market approach, including the use of observable inputs. Common inputs include reported trades and broker/dealer bid/ask prices. The fair value of the Level 2 investments above in international equity trust are calculated based on the net asset value per share of the fund. There are no unfunded commitments for the international equity trust and redemption may occur daily with a 3-day redemption notice period.

  The following tables present the changes in Level 3 assets measured at fair value on a recurring basis during the three and six months ended June 30, 2014 and 2013.

Three Months Ended June 30, 2014

Interest rate options

(dollars in thousands)
Assets (Liabilities):
Balance at March 31, 2014	$31,463
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	(12,928)

Balance at June 30, 2014	$18,535

Three Months Ended June 30, 2013

Interest rate options

(dollars in thousands)
Assets (Liabilities):
Balance at March 31, 2013	$26,539
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	17,141

Balance at June 30, 2013	$43,680

Six Months Ended June 30, 2014

Interest rate options

(dollars in thousands)
Assets (Liabilities):
Balance at December 31, 2013	$63,471
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	(44,936)

Balance at June 30, 2014	$18,535

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

  The estimated fair values of our long-term debt, including current maturities at June 30, 2014 and December 31, 2013 were as follows (in thousands):

	2014		2013

	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$7,168,443	$7,971,425	$6,954,293	$7,317,476

  Long-term debt is classified as Level 2 and is estimated based on observed or quoted market prices for the same or similar issues or on current rates offered to us for debt of similar maturities. The primary sources of our long-term debt consist of first mortgage bonds, pollution control revenue bonds and long-term debt issued by the Federal Financing Bank that is guaranteed by the Rural Utilities Service or the U.S. Department of Energy. We also have small amounts of long-term debt provided by National Rural Utilities Cooperative Finance Corporation (CFC) and by CoBank, ACB. The valuations for the first mortgage bonds and the pollution control revenue bonds were obtained from third party investment banking firms and a third party subscription service, and are based on secondary market trading of our debt. Valuations for debt issued by the Federal Financing Bank are based on U.S. Treasury rates as of June 30, 2014 plus an applicable spread, which reflects our borrowing rate for new loans of this type from the Federal Financing Bank. We use an interest rate quote sheet provided by CoBank for valuation of the CoBank debt, which reflects current rates for a similar loan. The rates on the CFC debt are fixed and the valuation is based on rate quotes provided by CFC.

  For cash and cash equivalents, restricted cash and receivables, the carrying amount approximates fair value because of the short-term maturity of those instruments.

(C)
Derivative Instruments.    Our risk management and compliance committee provides general oversight over all risk management and compliance activities, including but not limited to, commodity trading, investment portfolio management and interest rate risk management. We use commodity trading derivatives to manage our exposure to fluctuations in the market price of natural gas. To hedge the risk of rising interest rates on long-term debt in connection with capital expenditures, we have entered into interest rate options. We do not apply hedge accounting for any of these derivatives, but apply regulatory accounting. Consistent with our rate-making, unrealized gains or losses on our natural gas swaps and interest rate options are reflected as regulatory assets or liabilities, as appropriate.

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

  It is possible that volatility in commodity prices and/or interest rates could cause us to have credit risk exposures with one or more counterparties. We currently have credit risk exposure to our interest rate options counterparties. If such counterparties fail to perform their obligations, we could suffer a financial loss. However, as of June 30, 2014, all of the counterparties with transaction amounts outstanding under our hedging programs are rated investment grade by the major rating agencies or have provided a guaranty from one of their affiliates that is rated investment grade.

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

  Gas hedges.     Under our natural gas swap arrangements, we pay the counterparty a fixed price for specified natural gas quantities and receive a payment for such quantities based on a market price index. These payment obligations are netted, such that if the market price index is lower than the fixed price, we will make a net payment, and if the market price index is higher than the fixed price, we will receive a net payment.

  At June 30, 2014 and December 31, 2013, the fair value of our natural gas contracts were a net asset of approximately $1,250,000 and $1,011,000, respectively.

  As of June 30, 2014 and December 31, 2013, neither we nor any counterparties were required to post credit support or collateral under these natural gas swap agreements. If the credit-risk-related contingent features underlying these agreements had been triggered on June 30, 2014 due to our credit rating being downgraded below investment grade, we would not have been required to post letters of credit with our counterparties.

  The following table reflects the volume activity of our natural gas derivatives as of June 30, 2014 that is expected to settle or mature each year:

Year	Natural Gas Swaps (MMBTUs) (in millions)

2014	2.9
2015	1.1
2016	0.2

Total	4.2

  Interest rate options.     We are exposed to the risk of rising interest rates when we incur long-term debt in connection with capital expenditures, particularly the construction of Vogtle Units No. 3 and No. 4. In the fourth quarter of 2011, we purchased LIBOR swaptions at a cost of $100,000,000 with a total notional amount of approximately $2,200,000,000 to hedge the interest rates on a portion of the debt that we are incurring to finance two additional nuclear units at Plant Vogtle. Since 2013, swaptions having a notional amount of approximately $1,100,000,000 have expired and as of June 30, 2014, the remaining notional amount of our outstanding swaptions was approximately $1,100,000,000.

  The LIBOR swaptions are each designed to cap our effective interest rate at a specified fixed interest rate on a specified option expiration date. This is accomplished by means of a payment of the cash settlement value our counterparties are obligated to make to us if prevailing fixed LIBOR swap rates exceed the specified fixed rate on the option expiration date. This payment would partially offset our interest costs, thereby reducing our effective interest rate. The cash settlement value would be zero if swap rates are at or below the specified fixed rate on the expiration date. The cash settlement value is calculated based on the value of an underlying swap which we have the right, but not the obligation, to enter into, which would begin on the option expiration date and extend until 2042 and under which we would pay the specified fixed rate and receive a floating LIBOR rate. The fixed rates on the unexpired swaptions we hold average 107 basis points above the corresponding LIBOR swap rates that were in effect as of June 30, 2014 and the weighted average fixed rate is 4.11%. Swaptions having notional amounts totaling $278,145,000 expired without value during the six months ended June 30, 2014. The remaining swaptions expire quarterly through 2017.

  We paid all the premiums to purchase these LIBOR swaptions at the time we entered into these transactions and have no additional payment obligations. These derivatives are recorded at fair value. At June 30, 2014 and December 31, 2013, the fair value of these swaptions was approximately $18,535,000 and $63,471,000, respectively. To manage our credit exposure to our counterparties, we negotiated credit support provisions that require each counterparty to provide us collateral in the form of cash or securities to the extent that the value of the swaptions outstanding for that counterparty exceeds a certain threshold. The collateral thresholds can range from $0 to $10,000,000 depending on each counterparty's credit rating. As of June 30, 2014 and December 31, 2013, we held $2,760,000 and $34,970,000 of funds posted as collateral by the counterparties, respectively. The collateral received is recorded as restricted cash on our balance sheet. The liability associated with the collateral is recorded as an offset to the fair values of the swaptions, which are recorded within other deferred charges on the balance sheet, resulting in a net carrying amount of the interest rate options of $15,775,000 and $28,501,000 at June 30, 2014 and December 31, 2013, respectively.

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

  The following table reflects the remaining notional amount of forecasted debt issuances we have hedged in each year with LIBOR swaptions as of June 30, 2014.

Year	LIBOR Swaption Notional Dollar Amount (in thousands)

2014	$285,280
2015	470,625
2016	310,533
2017	80,169

Total	$1,146,607

The table below reflects the fair value of derivative instruments and their effect on our condensed balance sheets at June 30, 2014 and December 31, 2013.

	Balance Sheet Location	Fair Value

		2014	2013
		(dollars in thousands)
Not designated as hedges:
Assets:
Interest rate options(1)	Other deferred charges	$18,535	$63,471
Liabilities:
Natural gas swaps	Other current liabilities	$1,250	$1,011

(1)
Excludes liability associated with cash collateral of $2,760,000 and $34,970,000 as of June 30, 2014 and December 31, 2013, respectively, which is recorded as an offset to the fair value of the swaptions on the unaudited condensed balance sheets.

  The following table presents the gross realized gains and (losses) on derivative instruments recognized in margin for the three and six months ended June 30, 2014 and 2013.

	Statement of Revenues and Expenses	Three months ended June 30,		Six months ended June 30,
	Location	2014	2013	2014	2013

		(dollars in thousands)
Not Designated as hedges:
Natural Gas Swaps	Fuel	$956	$449	$1,236	$566
Natural Gas Swaps	Fuel	—	(379)	—	(913)

		$956	$70	$1,236	$(347)

  The following table presents the unrealized gains and (losses) on derivative instruments deferred on the balance sheet at June 30, 2014 and December 31, 2013.

	Balance Sheet Location	2014	2013

		(dollars in thousands)
Not designated as hedges:
Natural gas swaps	Regulatory liability	$1,250	$1,011
Interest rate options	Regulatory asset	(48,669)	(15,003)

		$(47,419)	$(13,992)

  The following table presents the gross amounts of derivatives and their related offset amounts as permitted by their respective master netting agreements and obligations to return cash collateral.

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts offset on the Balance Sheet	Cash Collateral	Net Amounts of Assets Presented on the Balance Sheet

	(dollars in thousands)
June 30, 2014
Assets:
Natural gas swaps	$1,356	$(106)	$—	$1,250
Interest rate options	$18,535	$—	$(2,760)	$15,775
December 31, 2013
Assets:
Natural gas swaps	$1,069	$(58)	$—	$1,011
Interest rate options	$63,471	$—	$(34,970)	$28,501

(D)
Investments in Debt and Equity Securities.    Investment securities we hold are classified as available-for-sale. Available-for-sale securities are carried at market value with unrealized gains and losses, net of any tax effect, added to or deducted from other comprehensive margin, except that, in accordance with our rate-making treatment, unrealized gains and losses from investment securities held in the nuclear decommissioning funds are directly added to or deducted from the regulatory asset for asset retirement obligations. Realized gains and losses on the nuclear decommissioning funds are also recorded to the regulatory asset. All realized and unrealized gains and losses are determined using the specific identification method. As of June 30, 2014, approximately 90% of these gross unrealized losses were in effect for less than one year.

  The following tables summarize the activities for available-for-sale securities as of June 30, 2014 and December 31, 2013.

	Gross Unrealized
	(dollars in thousands)
June 30, 2014	Cost	Gains	Losses	Fair Value

Equity	$191,821	$73,297	$(935)	$264,183
Debt	163,504	10,484	(7,269)	166,719
Other	14,388	2	(1)	14,389

Total	$369,713	$83,783	$(8,205)	$445,291

	Gross Unrealized
	(dollars in thousands)
December 31, 2013	Cost	Gains	Losses	Fair Value

Equity	$182,755	$68,424	$(1,053)	$250,126
Debt	164,941	7,319	(9,070)	163,190
Other	12,101	2	—	12,103

Total	$359,797	$75,745	$(10,123)	$425,419

(E)
Recently Issued or Adopted Accounting Pronouncements.    In May 2014, the Financial Accounting Standards Board issued "Revenue from Contracts with Customers" (Topic 606). The new revenue standard requires that an entity recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The standard is effective for the annual reporting period beginning after December 15, 2016 and early adoption is not permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.
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

Accumulated Other Comprehensive Margin (Deficit) Three Months Ended
(dollars in thousands)
Available-for-sale Securities

Balance at March 31, 2013	$691
Unrealized (loss)	(1,074)
(Gain) reclassified to net margin	(16)

Balance at June 30, 2013	$(399)

Balance at March 31, 2014	$(153)
Unrealized gain	492
(Gain) reclassified to net margin	(61)

Balance at June 30, 2014	$278

Six Months Ended
(dollars in thousands)
Available-for-sale Securities

Balance at December 31, 2012	$903
Unrealized (loss)	(1,222)
(Gain) reclassified to net margin	(80)

Balance at June 30, 2013	$(399)

Balance at December 31, 2013	$(549)
Unrealized gain	881
(Gain) reclassified to net margin	(54)

Balance at June 30, 2014	$278

(G)
Contingencies and Regulatory Matters.

  Management does not anticipate that the liabilities, if any, for any current proceedings against us will have a material effect on our financial condition or results of operations. However, at this time, the ultimate outcome of any pending or potential litigation cannot be determined.

  a.    Nuclear Construction

  In April 2008, Georgia Power Company, acting for itself and as agent for us, the Municipal Electric Authority of Georgia, and the City of Dalton, Georgia (collectively, the Co-owners), and Westinghouse Electric Company LLC and Stone & Webster, Inc. (collectively, the Contractor) entered into an engineering, procurement, and construction agreement to design, engineer, procure, and construct two AP1000 nuclear units with electric generating capacity of approximately 1,100 megawatts each and related facilities, structures, and improvements at Plant Vogtle (Vogtle Units No. 3 and No. 4).

  Under the agreement, the Co-Owners and the Contractor have established both informal and formal dispute resolution procedures in order to resolve issues arising during the course of constructing a project of this magnitude. Georgia Power, on behalf of the Co-owners, has successfully initiated both formal and informal claims through these procedures, including ongoing claims. When matters are not resolved through these procedures, the parties may proceed to litigation. The Contractor and the Co-owners are involved in litigation with respect to certain claims that have not been resolved through the formal dispute resolution process.

  Current litigation relates to costs associated with design changes to the Westinghouse AP1000 Design Control Document (DCD) and costs associated with delays in the project schedule related to the timing of approval of the DCD and issuance of the combined construction permits and operating licenses by the Nuclear Regulatory Commission. In July 2012, the Co-owners and Contractor began negotiations regarding these costs, including the assertion by the Contractor that the Co-owners are responsible for these costs under the terms of the agreement. On November 1, 2012, the Co-owners filed suit against the Contractor in the U.S. District Court for the Southern District of Georgia, seeking a declaratory judgment that the Co-owners are not responsible for these costs. Also on November 1, 2012, the Contractor filed suit against the Co-owners in the U.S. District Court for the District of Columbia alleging the Co-owners are responsible for these costs. In August 2013, the U.S. District Court for the District of Columbia dismissed the Contractor's suit, ruling that proper venue is the U.S. District Court for the Southern District of Georgia. In September 2013, the Contractor appealed the decision to the U.S. Court of Appeals for the District of Columbia.

  The portion of the additional costs claimed by the Contractor in its initial complaint that would be attributable to us, based on our ownership interest, was approximately $280 million in 2008 dollars with respect to these issues. The Contractor has also asserted that it is entitled to further schedule extensions. On May 22, 2014, the Contractor filed an amended counterclaim to the lawsuit pending in the Southern District of Georgia alleging that (i) the design changes to the DCD imposed by the Nuclear Regulatory Commission have delayed module production and the impacts to the Contractor are recoverable by the Contractor under the agreement and (ii) the changes to the basemat rebar design required by the Nuclear Regulatory Commission caused additional costs and delays recoverable by the Contractor under the agreement. The Contractor did not specify in its amended counterclaim claimed amounts relating to these new allegations but such claimed amounts could be substantial. Georgia Power, on behalf of the Co-owners, has not agreed with either the proposed cost or schedule adjustments or that the Co-owners have any responsibility for costs related to these issues.

  While litigation is ongoing and Georgia Power and the Co-owners intend to vigorously defend their positions, Georgia Power and the Co-owners also expect negotiations with the Contractor to continue with respect to cost and schedule during which time the parties will attempt to reach a mutually acceptable compromise of their positions.

  If any or all of these costs are ultimately imposed on the Co-owners, we will capitalize the costs attributable to us. As of June 30, 2014, no material amounts have been recorded related to this claim. Additional claims by the Contractor or Georgia Power, on behalf of the Co-owners, are also likely to arise throughout construction.

  b.    Patronage Capital Litigation

  On March 13, 2014, a lawsuit was filed in the Superior Court of DeKalb County, Georgia, against us, Georgia Transmission and three of our member distribution cooperatives. Plaintiffs filed an amended complaint on July 28, 2014. The amended complaint challenges the patronage capital distribution practices of Georgia's electric cooperatives and seeks to certify a defendant class of all but one of our 38 members. It was filed by four former consumer-members of four of our members on behalf of themselves and a proposed class of all former consumer-members of our members. Plaintiffs claim that approximately 30% of all the defendants' total allocated patronage capital belongs to former consumer-members. Plaintiffs also allege that patronage capital owed to former consumer-members includes patronage capital allocated by us to our members but not yet distributed to our members. Plaintiffs claim that the patronage capital of former consumer-members held by defendants and the proposed defendant class should be retired immediately when the consumer-members end their membership by terminating service, or alternatively, according to a revolving schedule of no longer than 13 years from the date of its allocation and seek relief to effect such retirements. Plaintiffs further seek to require the defendants to adjust rates in order to establish and maintain reasonable reserves to fund patronage capital retirements on this basis. Plaintiffs also claim that defendants and the proposed defendant class should be required to adopt policies to periodically retire the patronage capital of all consumer-members on a revolving schedule of no longer than 13 years from the date of its allocation. Our first mortgage indenture restricts our ability to distribute patronage capital. See "Item 1—BUSINESS—OGLETHORPE POWER CORPORATION—First Mortgage Indenture" in our 2013 Form 10-K. Although not expected, if we were ordered by the Court to make distributions of our patronage capital, our first mortgage indenture would require us to raise our rates to a level sufficient so that we could comply with the current patronage capital restrictions, and the rate increases required to meet the Plaintiffs' demands would be significant for a period of years. We intend to defend vigorously against all claims in this litigation.

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

(H)
Restricted Cash.    At June 30, 2014 and December 31, 2013, we had restricted cash totaling $2,922,000 and $35,131,000, respectively, of which $2,766,000 and $34,975,000, respectively, was classified as long-term. The long-term restricted cash balance at June 30, 2014 and December 31, 2013 consisted primarily of funds posted as collateral by counterparties to our interest rate options.
(I)
Restricted Short-term Investments.    At June 30, 2014 and December 31, 2013, we had $293,859,000 and $272,686,000, respectively, on deposit with the Rural Utilities Service in the Cushion of Credit Account. The restricted funds will be utilized for future Rural Utilities Service Federal Financing Bank debt service payments. The deposit earns interest at a rate of 5% per annum.
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

  The following regulatory assets and liabilities are reflected on the unaudited condensed balance sheet as of June 30, 2014 and December 31, 2013.

	2014	2013
	(dollars in thousands)

Regulatory Assets:
Premium and loss on reacquired debt(a)	$77,110	$82,499
Amortization on capital leases(b)	13,347	16,124
Outage costs(c)	45,527	35,155
Interest rate swap termination fees(d)	11,341	13,336
Depreciation expense(f)	47,650	48,362
Deferred charges related to Vogtle Units No. 3 and No. 4 training costs(g)	29,894	27,678
Interest rate options cost(h)	84,224	38,984
Deferral of effects on net margin—Smith Energy Facility(i)	87,335	63,491
Other regulatory assets(j)	4,568	5,479

Total Regulatory Assets	$400,996	$331,108
Regulatory Liabilities:
Accumulated retirement costs for other obligations(e)	$22,325	$24,520
Deferral of effects on net margin—Hawk Road Energy Facility(i)	26,970	23,379
Major maintenance reserve(k)	25,748	28,064
Deferred debt service adder(l)	61,995	57,223
Asset retirement obligations(e)	32,556	19,508
Other regulatory liabilities(j)	6,219	6,095

Total Regulatory Liabilities	$175,813	$158,789

Net Regulatory Assets	$225,183	$172,319

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

(c)
Consists of both coal-fired maintenance and nuclear refueling outage costs. Coal-fired costs outages are amortized on a straight-line basis to expense over an 18 to 36-month period. Nuclear refueling outage costs are amortized on a straight-line basis to expense over the 18 to 24-month operating cycles of each unit.

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

(h)
Deferral of net loss associated with the change in fair value of the interest rate options to hedge interest rates on certain borrowings related to Vogtle Units No. 3 and No. 4 construction. Amortization will commence in February 2020 and will be amortized through February 2044, the life of the DOE-guaranteed loan which is financing a portion of the construction project.

(i)
Effects on net margin for Smith and Hawk Road Energy Facilities are deferred until the end of 2015 and will be amortized over the remaining life of each respective plant.

(j)
The amortization period for other regulatory assets range up to 35 years and the amortization period of other regulatory liabilities range up to 18 years.

(k)
Represents collections for future major maintenance costs; revenues are recognized as major maintenance costs when incurred.

(l)
Collections to fund debt payments in excess of depreciation expense through the end of 2025; deferred credits will be amortized over the remaining useful life of the plants.

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
(L)
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

  Maturity, Interest Rate and Amortization.    The final maturity date for each advance under the Facility is February 20, 2044. Interest is payable quarterly in arrears on February 20, May 20, August 20 and November 20 of each year. Principal and interest payments will begin on February 20, 2020. Interest accrued and payable through November 20, 2019, up to a maximum of $335,471,604, is reflected as additional borrowings under the Facility. As of June 30, 2014, $10,015,000 of interest is reflected as long-term debt on our condensed balance sheet.

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

  b)
  Rural Utilities Service Guaranteed Loans:

  For the six month period ended June 30, 2014, we received advances on Rural Utilities Service-guaranteed Federal Financing Bank loans totaling $20,282,000 for general and environmental improvements at existing plants.

  On July 30, 2014, we received an additional $7,432,000 in advances on Rural Utilities Service-guaranteed Federal Financing Bank loans for general and environmental improvements at existing plants.

  c)
  Bond Issuance:

  On June 12, 2014, we issued $250,000,000 of 4.55% first mortgage bonds, Series 2014A primarily for the purpose of repaying outstanding commercial paper issued for the interim financing of general and environmental capital expenditures at our existing generation facilities and for general corporate purposes. The bonds are secured under our first mortgage indenture.

(M)
Purchase Agreements.    On April 11, 2014, we signed a precedent agreement with Transcontinental Gas Pipeline Company, LLC (Transco) for additional firm natural gas transportation to our Smith facility. The additional firm transportation is contingent upon the construction of a new natural gas pipeline by Transco. The agreement has a base term of 25 years, with a fixed charge of $37,700,000 per year for the base term. Our obligation to make payments begins when the pipeline expansion project is placed into service, which is projected to be May 1, 2017.

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

Results of Operations

For the Three and Six Months Ended June 30, 2014 and 2013

Net Margin

Our net margin for the three-month and six-month periods ended June 30, 2014 was $17.2 million and $36.4 million compared to $24.5 million and $46.5 million for the same periods of 2013. Through June 30, 2014, we collected approximately 78% of our targeted net margin of $46.8 million for the year ending December 31, 2014. This is typical as our capacity revenues are recorded evenly throughout the year and our management generally budgets conservatively. We anticipate our board of directors will approve a budget adjustment by the end of the year so that net margins will achieve, but not exceed, the targeted margins for interest ratio. For additional information regarding our net margins requirements and policy, see "Item 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Summary of Cooperative Operations—Margins" of our 2013 Form 10-K.

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

Sales to Members.    Total revenues from sales to members increased 10.4% and 13.5% in the three-month and six-month periods ended June 30, 2014 compared to the same periods of 2013. Megawatt-hour sales to members increased 9.3% and 13.4% for the three-month and six-month periods ended June 30, 2014 compared to the same periods of 2013. The average total revenue per megawatt-hour from sales to members increased 1.0% and 0.1% for the three-month and six-month periods ended June 30, 2014 compared to the same periods of 2013. The increases in revenues from sales to members and in megawatt-hour sales to members in the second quarter of 2014 versus the same quarter of 2013 were driven partly by increased generation at Plant Scherer due to increased member demand and partly due to increased generation at Plant Wansley Unit No. 2 due to extensive testing of Mercury Air Toxic Standards environmental controls that were installed in early 2014. Increased member demand due to extreme cold weather during the first quarter of 2014 also contributed to the increase in sales to members for the six month period ended June 30, 2014 versus the same period of 2013.

The components of member revenues for the three-month and six-month periods ended June 30, 2014 and 2013 were as follows (amounts in thousands except for cents per kilowatt-hour):

	Three Months Ended June 30,		Six Months Ended June 30,

	2014	2013	2014	2013
Capacity revenues	$190,077	$184,261	$381,752	$365,375
Energy revenues	148,039	121,930	291,123	227,469

Total	$338,116	$306,191	$672,875	$592,844

Kilowatt-hours sold to members	5,174,273	4,732,825	10,079,497	8,886,487
Cents per kilowatt-hour	6.53¢	6.47¢	6.68¢	6.67¢

Capacity revenues from members increased 3.2% and 4.5% for the three-month and six-month periods ended June 30, 2014 compared to the same periods of 2013. Capacity revenues are the revenues we receive for electric service whether or not our generation and purchased power resources are dispatched to produce electricity and are designed to cover the fixed costs associated with our business, including fixed production expenses, depreciation and amortization expenses and interest charges, plus a targeted margin. Each member is required to pay us for capacity furnished under its wholesale power contract according to the individual fixed percentage capacity cost responsibility for each resource in which it participates. Our capacity revenues are based on the costs we expect to incur on an annual basis and are subject to adjustment by our board such that our net margins will achieve, but not exceed, the targeted margins for interest ratio.

Energy revenues were 21.4% and 28.0% higher for the three-month and six-month periods ended June 30, 2014 compared to the same periods of 2013. Our average energy revenue per megawatt-hour from sales to members increased 11.1% and 12.8% for the three-month and six-month periods ended June 30, 2014 as compared to the same periods of 2013. The increase in energy revenues for the comparable three-month periods was primarily due to an increase in higher cost coal-fired generation and higher natural gas prices. In addition to the foregoing, the increase for the comparable six-month periods was due to increased generation during the first quarter of 2014 as a result of extreme cold weather. For a discussion of total fuel costs and total generation, see "—Operating Expenses."

Sales to Non-Members.    Sales to non-members for the three-month and six-month periods ended June 30, 2014 decreased 1.6% and increased 34.7% as compared to the same periods of 2013. This increase for year-to-date 2014 as compared to the same period of 2013 was primarily due to sales of natural gas of $10.8 million during the first quarter of 2014.

Operating Expenses

Operating expenses for the three-month and six-month periods ended June 30, 2014 increased 12.5% and 18.4% as compared to the same periods of 2013. This increase was due to higher fuel costs, production costs and depreciation and amortization expenses as compared to the same periods of 2013.

The following table summarizes our megawatt-hour generation and fuel costs by generating source.

	Three Months Ended June 30,

	2014			2013

Fuel Source	Cost	Generation	Cost per MWh	Cost	Generation	Cost per MWh

	(thousands)	(MWh)		(thousands)	(MWh)
Coal	$63,661	2,017,328	$31.56	$45,167	1,490,279	$30.31
Nuclear	22,000	2,577,243	8.54	22,598	2,574,270	8.78
Gas:
Combined Cycle	41,382	1,026,369	40.32	41,532	1,142,648	36.35
Combustion Turbine	6,933	96,138	72.12	3,768	47,568	79.21

	$133,976	5,717,078	$23.43	$113,065	5,254,765	$21.52

	Six Months Ended June 30,

	2014			2013

Fuel Source	Cost	Generation	Cost per MWh	Cost	Generation	Cost per MWh

	(thousands)	(Mwh)		(thousands)	(Mwh)
Coal	$120,148	3,913,554	$30.70	$85,812	2,974,233	$28.85
Nuclear	42,766	4,803,209	8.90	40,930	4,659,362	8.78
Gas:
Combined Cycle	92,582	2,164,453	42.77	81,670	2,419,201	33.76
Combustion Turbine	10,756	118,766	90.56	4,803	64,332	74.66

	$266,252	10,999,982	$24.20	$213,215	10,117,128	$21.07

For the three-month and six-month periods ended June 30, 2014, total fuel costs increased 18.5% and 24.9% and megawatt-hour generation increased 8.8% and 8.7%, respectively, compared to the same periods of 2013. Average fuel costs per megawatt-hour increased 8.9% and 14.9% in the three-month and six-month periods ended June 30, 2014 compared to the same periods of 2013. The increase in total fuel costs was partly due to higher generation from our coal-fired plants and partly due to higher natural gas prices. As discussed above, extensive testing of environmental equipment at Plant Wansley Unit No. 2 during the second quarter of 2014 increased generation in 2014 by 421,000 megawatt-hours for the six-month period ended June 30, 2014 as compared to the same period of 2013 when it was in reserve shutdown for most of the six month period primarily due to more economical generation from natural gas-fired facilities. Generation from Plant Scherer also increased 18.2% during the six-month period ended June 30, 2014 as compared to the same period of 2013 due to increased demand from our members. Generation from our gas-fired facilities decreased in the three-month and six-month periods ended June 30, 2014 versus the same periods of 2013 due primarily to lower utilization of the Smith Energy Facility; however, this was more than offset by increased natural gas prices in 2014. The extreme cold weather in the first quarter of 2014 as compared to the first quarter of 2013 also contributed to the increase in megawatt-hours of generation for the six month period ended June 30, 2014 compared to the same period of 2013.

Production costs increased 10.9% and 12.5% for the three-month and six-month periods ended June 30, 2014 as compared to the same periods of 2013. The increase in the second quarter of 2014 versus the same period of 2013 resulted primarily from higher operations and maintenance expenses at our co-owned facilities, primarily Plants Vogtle and Hatch. The increase for the six-month period ended

June 30, 2014 as compared to the same period of 2013 resulted partly from the cost of gas sold to non-members of $6 million and partly from higher operations and maintenance costs at our co-owned facilities, primarily Plants Vogtle and Hatch.

Depreciation and amortization costs increased 7.3% and 8.5% for the three-month and six-month periods ended June 30, 2014 as compared to the same periods of 2013. The increase in depreciation expense in 2014 as compared to 2013 was primarily due to $291 million of environmental capital improvements at Plant Scherer that were primarily placed into service in May and August of 2013.

Interest charges

Interest expense increased 12.7% and 10.4% for the three-month and six-month periods ended June 30, 2014 as compared to the same periods of 2013 primarily due to increased debt to finance construction of Vogtle Units No. 3 and No. 4.

Financial Condition

Balance Sheet Analysis as of June 30, 2014

Assets

Cash used for property additions for the six-month period ended June 30, 2014 totaled $249.3 million. Of this amount, approximately $172 million was associated with construction expenditures for Vogtle Units No. 3 and No. 4, $21 million for environmental control systems being installed primarily at Plant Scherer and $35 million for nuclear fuel purchases. The remaining expenditures were for normal additions and replacements to existing generation facilities.

The $293.8 million of restricted short-term investments at June 30, 2014 represent funds deposited into a Rural Utilities Service Cushion of Credit Account with the U.S. Treasury that earns interest at a rate of 5% per annum. The funds, including interest earned thereon, can only be applied to debt service on Rural Utilities Service and Rural Utilities Service-guaranteed Federal Financing Bank notes. Decisions regarding when to apply the funds are guided by the interest rate environment and our anticipated liquidity needs.

Deferred debt expense, being amortized increased $42.6 million for the six months ended June 30, 2014 due to debt related costs associated with a $3.057 billion loan with the Department of Energy, which closed in February 2014. For additional information regarding this loan, see Note L.

Regulatory assets increased $69.9 million for the six months ending June 30, 2014. The increase was primarily due to a $45.2 million increase in the deferral of unrealized losses on, and expirations of, our interest rate options. For information regarding our interest rate options, see Note C. In addition, there was a $24.9 million increase in deferred losses related to Smith Energy Facility. The effects on net margin for Smith are being deferred until the end of 2015 at which time the amounts will be amortized over the remaining life of the facility.

Equity and Liabilities

Accounts payable decreased $24.8 million for the six-month period ended June 30, 2014 as a result of a $38.4 million in credits applied to the members' bills in the first quarter of 2014 for a board approved reduction to 2013 revenue requirements as a result of margins collected in excess of our 2013 target. Offsetting the decrease was a $12.7 million increase in natural gas purchases.

Member power bill prepayments represent funds received from the members for the prepayment of their monthly power bills. At June 30, 2014, $93.0 million of member power bill prepayments was classified as a current liability and $36.2 million was classified as a long-term liability. During the six-month period ended June 30, 2014, $27.1 million of prepayments were received from the members and $12.6 million was applied to the members' monthly power bills. For information regarding the power bill prepayment program, see Note K.

Capital Requirements and Liquidity and Sources of Capital

Vogtle Units No. 3 and No. 4.

We, along with Georgia Power, the Municipal Electric Authority of Georgia and the City of Dalton are participating in the construction of two Westinghouse AP1000 nuclear generating units at Plant Vogtle, each with a nominally rated generating capacity of approximately 1,100 megawatts. Our ownership interest is 30%, representing 660 megawatts of total capacity. As of June 30, 2014, our total investment in Vogtle Units No. 3 and No. 4 was $2.2 billion.

For additional information about the Vogtle construction project, see "Item 1—BUSINESS—OUR POWER SUPPLY RESOURCES—Future Power Resources—Plant Vogtle Units No. 3 and No. 4" and "Item 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—Capital Requirements—Capital Expenditures" in our 2013 Form 10-K. Also see Note G and Note L.

Environmental Regulations

The U.S. Environmental Protection Agency, or EPA, continues to develop a number of rules that significantly expand the scope of regulation of air emissions, water and waste management at power plants. Following are some of the developments that may affect future operations at our facilities.

On June 18, 2014, EPA proposed new source performance standards for existing sources the "Clean Power Plan," slated to cut carbon dioxide emissions from existing fossil fuel-fired power plants nationwide by an average of 30% from 2005 levels by 2030, with an additional interim goal for the years 2020 through 2029. For Georgia, however, the proposal would require a 44% reduction in emission rates from 2012 levels. Under the proposal, each state would have to reduce carbon dioxide emissions on a state-wide basis pursuant to state goals, determined through the application of certain "building blocks" that include plant efficiency upgrades, shifting generation from coal plants to natural gas facilities, expansions in renewable and nuclear power sources and implementation of demand-side energy efficiency programs. That same day, EPA also proposed new source performance standards for certain modified or reconstructed fossil fuel-fired power plants which, if finalized, could apply to our coal-fired facilities (Plants Scherer and Wansley) and several of our natural gas-fired power plants. EPA is scheduled to finalize the Clean Power Plan as well as the standards for modified or reconstructed sources by June 1, 2015. The outcome of the Clean Power Plan and the standards for modified or reconstructed sources rulemakings, including any subsequent challenges, cannot be determined at this time, but they could result in material compliance costs, including increased operating costs or decreased operations or both at Plants Scherer and Wansley.

On June 23, 2014, the U.S. Supreme Court issued a decision on an appeal of the original greenhouse gas rules EPA began promulgating in 2009. Among other things, those rules imposed new source review requirements on emissions of greenhouse gases, including carbon dioxide, through the Prevention of Significant Deterioration (PSD) Preconstruction Permitting Program and the Title V Operating Permit Program. The rules directly regulated new or modified larger sources of greenhouse gases, including fossil-fueled power plants. Concluding that portions of the rules were invalid, the Court ruled that EPA could not impose PSD or Title V permitting requirements on sources solely due to emissions of greenhouse gases, and that instead, EPA could regulate greenhouse gas emissions pursuant to PSD or Title V only when new or modified source emissions trigger PSD or Title V regulation for other regulated pollutants. We cannot predict the ultimate outcome of this litigation as the decision may undergo further appeal, and EPA may need to conduct further rulemaking in response to the Court's decision.

On February 12, 2013, EPA proposed a rule that would require many states, including Georgia, to revise those portions of their State Implementation Plans (SIPs) that relate to the regulation of excess emissions at industrial facilities, including fossil fuel-fired electric generating units, during periods of startup, shut-down or malfunction (SSM). EPA's proposed determination, if finalized, would require revisions to all affected SIPs within 18 months. Recently, in litigation over this rulemaking, EPA delayed final action on the proposal until May 22, 2015. If finalized as proposed, these new rules could result in additional compliance and operational costs at our power plants.

Section 316(b) of the Clean Water Act requires that the location, design, construction and capacity of cooling water intake structures reflect the best technology available for minimizing adverse environmental impacts on fish and other aquatic life. EPA issued its final section 316(b) requirements for existing power plants and manufacturing facilities on May 19, 2014. The final rule applies to all existing facilities that withdraw at least two million gallons of water per day and that use at least 25% of such water exclusively for cooling purposes. We are in the process now of determining what modifications, if any, need to be made to our four co-owned power plants that meet the cooling water use threshold (Plants Scherer, Wansley, Vogtle and Hatch) to meet the new standards. Capital requirements for any additional controls that might be needed for compliance at any of these plants cannot be determined at this time, and the result of any litigation challenging the final rules cannot be predicted.

For further discussion regarding potential effects on our business from environmental regulations, including potential capital requirements, see "Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Capital Requirements and Liquidity and Sources of Capital—Environmental Regulations" in our quarterly report on Form 10-Q for the quarterly period ending March 31, 2014 and "Item 1—BUSINESS—REGULATION—Environmental," "Item 1A—RISK FACTORS" and "Item 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—Capital Requirements—Capital Expenditures" in our 2013 Form 10-K.

Liquidity

At June 30, 2014, we had $1.8 billion of unrestricted available liquidity to meet our short-term cash needs and liquidity requirements. This amount included $330 million in cash and cash equivalents and $1.5 billion of unused and available committed credit arrangements.

At June 30, 2014, we had in excess of $1.9 billion of committed credit arrangements in place and $1.5 billion available under these facilities. These six separate facilities are reflected in the table below:

Committed Credit Facilities

	Authorized Amount	Available June 30, 2014		Expiration Date

	(dollars in millions)
Unsecured Facilities:
Syndicated Line of Credit led by Bank of America	$1,265	$934	(1)	June 2015
Syndicated Line of Credit led by CoBank(2)	150	150		September 2014
CFC Line of Credit	110	110		September 2016
CFC Line of Credit(3)	210	210		December 2018
JPMorgan Chase Line of Credit	150	34	(4)	December 2018
Secured Facilities:
CFC Term Loan(3)	250	250		December 2018

(1)
Of the portion of this facility that was unavailable at June 30, 2014, $195.9 million was dedicated to support outstanding commercial paper and $135.5 million was related to letters of credit issued to support variable rate demand bonds. We plan to renew this facility in first quarter 2015.

(2)
We do not plan to renew this facility when it expires on September 30, 2014.

(3)
Any amounts drawn under the $210 million unsecured line of credit with CFC will reduce the amount that can be drawn under the $250 million secured term loan. Any amounts borrowed under the $250 million term loan would be secured under our first mortgage indenture, with a maturity no later than December 31, 2043.

(4)
Of the portion of this facility that was unavailable at June 30, 2014, $113.7 million related to letters of credit issued to support variable rate demand bonds and $2.2 million related to letters of credit issued to post collateral to third parties.

As of June 30, 2014, we were using our commercial paper program to provide interim funding for 1) the monthly payments related to the construction of Vogtle Units No. 3 and No. 4 prior to receiving advances of permanent funding under the Department of Energy-guaranteed Federal Financing Bank loan, which can be requested no more frequently than quarterly and 2) the premium payments made in connection with our interest rate hedging program. Between our credit arrangements and projected cash on hand, we believe we have sufficient liquidity to cover our normal operations and to provide for the interim financings described above.

Under our commercial paper program, we are authorized to issue commercial paper in amounts that do not exceed the amount of any committed backup lines of credit, thereby providing 100% dedicated support for any commercial paper outstanding.

Under our unsecured committed lines of credit, we have the ability to issue letters of credit totaling $1.045 billion in the aggregate, of which $794 million remained available at June 30, 2014. However, amounts related to issued letters of credit reduce the amount that would otherwise be available to draw for working capital needs. Also, due to the requirement to have 100% dedicated backup for any commercial paper outstanding, any amounts drawn under our committed credit facilities for working capital or related to issued letters of credit will reduce the amount of commercial paper that we can issue. The majority of our outstanding letters of credit are for the purpose of providing credit enhancement on variable rate demand bonds.

Several of our credit facilities contain a financial covenant that requires us to maintain minimum levels of patronage capital. At June 30, 2014, the required minimum level was $675 million and our actual patronage capital was $751 million. Additional covenants contained in several of our credit facilities limit our secured indebtedness and unsecured indebtedness, both as defined in the credit agreements, to $12.0 billion and $4.0 billion, respectively. At June 30, 2014, we had $7.3 billion of secured indebtedness and $196 million of unsecured indebtedness outstanding, which was well within the covenant thresholds.

At June 30, 2014, our current assets included $293.9 million of restricted short-term investments pursuant to deposits made into a Rural Utilities Service Cushion of Credit Account. See "—Balance Sheet Analysis as of June 30, 2014—Assets" for more information regarding this account.

Financing Activities

First Mortgage Indenture.    At June 30, 2014, we had $7.2 billion of long-term debt outstanding under our first mortgage indenture secured equally and ratably by a lien on substantially all of our owned tangible and certain of our intangible property, including property we acquire in the future. See "Item 1—BUSINESS—OGLETHORPE POWER CORPORATION—First Mortgage Indenture" in our 2013 Form 10-K for further discussion of our first mortgage indenture.

Rural Utilities Service-Guaranteed Loans.    We currently have four approved Rural Utilities Service-guaranteed loans, totaling $871 million, which are being funded through the Federal Financing Bank and are in various stages of being drawn down, with $441 million remaining to be advanced. When advanced, the debt will be secured under our first mortgage indenture.

Department of Energy-Guaranteed Loan.    In February 2014, we closed on a loan with the Department of Energy that will fund up to the lesser of $3.057 billion or 70% of eligible project costs related to the cost to construct our 30% undivided share of Vogtle Units No. 3 and No. 4. This loan is being funded by the Federal Financing Bank and is backed by a federal loan guarantee provided by the Department of Energy.

As of June 30, 2014, our total investment in Vogtle Units No. 3 and No. 4 was $2.2 billion and we have incurred $2.1 billion of debt to provide long-term financing for this investment. This long-term debt includes $1.4 billion of taxable first mortgage bonds we previously issued and $735 million, including capitalized interest, under the Department of Energy loan facility. The facility may be used until no later than December 2020 to provide long-term funding for up to 70% of eligible project costs after they are incurred. As of June 30, 2014, we have the capacity to fund an additional $730 million under the facility based on the amount of eligible project costs we have incurred to date. We anticipate making draws under the facility on at least a semi-annual basis to meet our funding requirements as construction progresses. When advanced, the debt will be secured under our first mortgage indenture. For additional information regarding this loan, see Note L.

Bond Financing.

On June 12, 2014, we issued $250 million of Series 2014A first mortgage bonds to provide long-term financing for general and environmental improvements to certain of our existing facilities and for general corporate purposes.

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

Item 4.    Controls and Procedures

As of June 30, 2014, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

There have been no changes in internal control over financial reporting or other factors that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

Vogtle Units No. 3 and No. 4

In April 2008, Georgia Power Company, acting for itself and as agent for us, the Municipal Electric Authority of Georgia, and the City of Dalton, Georgia (collectively, the Co-owners), and Westinghouse Electric Company LLC and Stone & Webster, Inc. (collectively, the Contractor) entered into an engineering, procurement, and construction agreement to design, engineer, procure, and construct two AP1000 nuclear units with electric generating capacity of approximately 1,100 megawatts each and related facilities, structures, and improvements at Plant Vogtle (Vogtle Units No. 3 and No. 4).

Under the agreement, the Co-Owners and the Contractor have established both informal and formal dispute resolution procedures in order to resolve issues arising during the course of constructing a project of this magnitude. Georgia Power, on behalf of the Co-owners, has successfully initiated both formal and informal claims through these procedures, including ongoing claims. When matters are not resolved through these procedures, the parties may proceed to litigation. The Contractor and the Co-owners are involved in litigation with respect to certain claims that have not been resolved through the formal dispute resolution process.

Current litigation relates to costs associated with design changes to the Westinghouse AP1000 Design Control Document (DCD) and costs associated with delays in the project schedule related to the timing of approval of the DCD and issuance of the combined construction permits and operating licenses by the Nuclear Regulatory Commission. In July 2012, the Co-owners and Contractor began negotiations regarding these costs, including the assertion by the Contractor that the Co-owners are responsible for these costs under the terms of the agreement. On November 1, 2012, the Co-owners filed suit against the Contractor in the U.S. District Court for the Southern District of Georgia, seeking a declaratory judgment that the Co-owners are not responsible for these costs. Also on November 1, 2012, the Contractor filed suit against the Co-owners in the U.S. District Court for the District of Columbia alleging the Co-owners are responsible for these costs. In August 2013, the U.S. District Court for the District of Columbia dismissed the Contractor's suit, ruling that proper venue is the U.S. District Court for the Southern District of Georgia. In September 2013, the Contractor appealed the decision to the U.S. Court of Appeals for the District of Columbia.

The portion of the additional costs claimed by the Contractor in its initial complaint that would be attributable to us, based on our ownership interest, was approximately $280 million in 2008 dollars with respect to these issues. The Contractor has also asserted that it is entitled to further schedule extensions. On May 22, 2014, the Contractor filed an amended counterclaim to the lawsuit pending in the Southern District of Georgia alleging that (i) the design changes to the DCD imposed by the Nuclear Regulatory Commission have delayed module production and the impacts to the Contractor are recoverable by the Contractor under the agreement and (ii) the changes to the basemat rebar design required by the Nuclear Regulatory Commission caused additional costs and delays recoverable by the Contractor under the agreement. The Contractor did not specify in its amended counterclaim claimed amounts relating to these new allegations but such claimed amounts could be substantial. Georgia Power, on behalf of the Co-owners, has not agreed with either the proposed cost or schedule adjustments or that the Co-owners have any responsibility for costs related to these issues.

While litigation is ongoing and Georgia Power and the Co-owners intend to vigorously defend their positions, Georgia Power and the Co-owners also expect negotiations with the Contractor to continue with respect to cost and schedule during which time the parties will attempt to reach a mutually acceptable compromise of their positions. Management does not anticipate that the liabilities, if any, for these proceedings will have a material effect on our financial condition or results of operations. However, at this time, the ultimate outcome of this litigation cannot be determined. Additional claims by the Contractor or Georgia Power, on behalf of the Co-owners, are also likely to arise throughout construction.

For further information regarding the two additional units at Plant Vogtle, see "Item 1—BUSINESS—OUR POWER SUPPLY RESOURCES—Future Power Resources—Plant Vogtle Units No. 3 and No. 4" in our 2013 Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations and Financial Condition—Capital Requirements and Liquidity and Sources of Capital—Vogtle Units No. 3 and No. 4" in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, filed with the SEC on May 12, 2014.

Patronage Capital Litigation

On March 13, 2014, a lawsuit was filed in the Superior Court of DeKalb County, Georgia, against us, Georgia Transmission and three of our member distribution cooperatives. Plaintiffs filed an amended complaint on July 28, 2014. The amended complaint challenges the patronage capital distribution practices of Georgia's electric cooperatives and seeks to certify a defendant class of all but one of our 38 members. It was filed by four former consumer-members of four of our members on behalf of themselves and a proposed class of all former consumer-members of our members. Plaintiffs claim that approximately 30% of all the defendants' total allocated patronage capital belongs to former consumer-members. Plaintiffs also allege that patronage capital owed to former consumer-members includes patronage capital allocated by us to our members but not yet distributed to our members. Plaintiffs claim that the patronage capital of former consumer-members held by defendants and the proposed defendant class should be retired immediately when the consumer-members end their membership by terminating service, or alternatively, according to a revolving schedule of no longer than 13 years from the date of its allocation and seek relief to effect such retirements. Plaintiffs further seek to require the defendants to adjust rates in order to establish and maintain reasonable reserves to fund patronage capital retirements on this basis. Plaintiffs also claim that defendants and the proposed defendant class should be required to adopt policies to periodically retire the patronage capital of all consumer-members on a revolving schedule of no longer than 13 years from the date of its allocation. Our first mortgage indenture restricts our ability to distribute patronage capital. See "Item 1—BUSINESS—OGLETHORPE POWER CORPORATION—First Mortgage Indenture" in our 2013 Form 10-K. Although not expected, if we were ordered by the Court to make distributions of our patronage capital, our first mortgage indenture would require us to raise our rates to a level sufficient so that we could comply with the current patronage capital restrictions, and the rate increases required to meet the Plaintiffs' demands would be significant for a period of years.

We intend to defend vigorously against all claims in this litigation. While the ultimate outcome of this litigation cannot be predicted at this time, management does not anticipate that the ultimate liabilities, if any, arising from this proceeding would have a material effect on our financial condition or results of operations.

Item 1A.    Risk Factors

Except as discussed below, there have been no material changes from the risks disclosed in "Item 1A—RISK FACTORS" of our 2013 Form 10-K.

  We cannot predict the outcome of legal proceedings related to our business activities.

From time to time we are subject to litigation from various parties, the most significant of which are described under the heading "Legal Proceedings" in this quarterly report. Our business, financial condition, and results of operations may be materially affected by adverse results of certain litigation. Unfavorable resolution of legal proceedings in which we are involved or other future legal proceedings could require significant expenditures that could have the effect of increasing the cost of electric service we provide to our members and, as a result, affect our members' ability to perform their contractual obligations to us.

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

Oglethorpe Power Corporation (An Electric Membership Corporation)
Date: August 11, 2014	By:	/s/ Michael L. Smith Michael L. Smith President and Chief Executive Officer
Date: August 11, 2014		/s/ Elizabeth B. Higgins Elizabeth B. Higgins Executive Vice President and Chief Financial Officer (Principal Financial Officer)