Form 10-K
period 2014-12-31
OGLETHORPE POWER CORP
filed 2015-03-26
CIK 788816

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
2014 FORM 10-K ANNUAL REPORT

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

    Any forward-looking statement speaks only as of the date of this annual report, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict all of them; nor can we assess the impact of each factor or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:

•
cost increases and schedule delays with respect to our capital improvement and construction projects, in particular, the construction of two additional nuclear units at Plant Vogtle;

•
costs associated with achieving and maintaining compliance with applicable environmental laws and regulations, including those related to air emissions, water and coal combustion byproducts;

•
the regulation of carbon dioxide emissions such as the proposed Clean Power Plan, or other potential legislative and regulatory responses to climate change initiatives or efforts to reduce other greenhouse gas emissions;

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

•
litigation or legal and administrative proceedings and settlements;

•
the credit quality and/or inability of various counterparties to meet their financial obligations to us, including failure to perform under agreements;

•
our members' ability to perform their obligations to us;

•
changes to protections granted by the Georgia Territorial Act that subject our members to increased competition;

•
changes in technology available to and utilized by us, our competitors, or residential or commercial consumers in our members' service territories;

•
general economic conditions;

•
weather conditions and other natural phenomena;

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

iii

PART I

ITEM 1.    BUSINESS

OGLETHORPE POWER CORPORATION

General

    We are a Georgia electric membership corporation (an EMC) incorporated in 1974 and headquartered in metropolitan Atlanta. We are owned by our 38 retail electric distribution cooperative members. Our principal business is providing wholesale electric power to our members. As with cooperatives generally, we operate on a not-for-profit basis. We are one of the largest electric cooperatives in the United States in terms of revenues, assets, kilowatt-hour sales to members and, through our members, consumers served. We are also the second largest power supplier in the state of Georgia. We have 265 employees.

    Our members are local consumer-owned distribution cooperatives that provide retail electric service on a not-for-profit basis. In general, our members' customer base consists of residential, commercial and industrial consumers within specific geographic areas. Our members serve approximately 1.8 million electric consumers (meters) representing approximately 4.2 million people. See "OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES."

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

    Our fleet of generating units total 7,781 megawatts of summer planning reserve capacity, which includes 1,240 megawatts at the Smith facility, which is currently being sold off-system, and 718 megawatts of Smarr EMC assets that we manage but do not own. Our generation portfolio includes units powered by nuclear, coal, gas, oil and water. See "OUR POWER SUPPLY RESOURCES," "OUR MEMBERS AND THEIR POWER SUPPLY

RESOURCES – Member Power Supply Resources – Smarr EMC" and "PROPERTIES – Generating Facilities."

    In 2014, two of our members, Cobb EMC and Jackson EMC, accounted for 13.6% and 10.4% of our total revenues, respectively. Each of our other members accounted for less than 10% of our total revenues in 2014.

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

    Under the wholesale power contracts, we are not obligated to provide all of our members' capacity and energy requirements. Individual members must satisfy all of their requirements above their purchase obligations from us from other suppliers, unless we and our members agree that we will supply additional capacity and associated energy, subject to the approval requirements described above. In 2014, we supplied energy that accounted for approximately 52% of the retail energy requirements of our members. See "OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES – Member Power Supply Resources."

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

    Under our loan agreements with each of the Rural Utilities Service and Department of Energy, changes to our rates resulting from adjustments in our annual budget are generally not subject to their approval. We must provide the Rural Utilities Service and Department of Energy with a notice of and opportunity to object to most changes to the formulary rate under the wholesale power contracts. See "– Relationship with Federal Lenders." Currently, our rates are not subject to the approval of any other federal or state agency or authority, including the Georgia Public Service Commission.

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

    Under our first mortgage indenture, we are prohibited from making any distribution of patronage capital to our members if, at the time of or after giving effect to the distribution, (i) an event of default exists under the first mortgage indenture, (ii) our equity as of the end of the immediately preceding fiscal quarter is less than 20% of our total long-term debt and equities, or (iii) the aggregate amount expended for distributions on or after the date on which our equity first reaches 20% of our total long-term debt and equities exceeds 35% of our aggregate net margins earned after such date. This last restriction, however, will not apply if, after giving effect to such distribution, our equity as of the end of the immediately preceding fiscal quarter is at least 30% of our total long-term debt and equities. As of December 31, 2014, our equity ratio was 9.3%.

    As of December 31, 2014, we had approximately $7.3 billion of secured indebtedness outstanding under the first mortgage indenture. From time to time, we may issue additional first mortgage obligations ranking equally and ratably with the existing first mortgage indenture obligations. The aggregate principal amount of obligations that may be issued under the first mortgage indenture is not limited; however, our ability to issue additional obligations under the first mortgage indenture is subject to certain requirements related to the certified value of certain of our tangible property, repayment of obligations outstanding under the first mortgage indenture and payments made under certain pledged contracts relating to property to be acquired.

Relationship with Federal Lenders

Rural Utilities Service

    Historically, federal loan programs administered by the Rural Utilities Service, an agency of the United States Department of Agriculture, have provided the principal source of financing for electric cooperatives. Loans guaranteed by the Rural Utilities Service and made by the Federal Financing Bank have been a major source of funding for us. However, the availability and magnitude of Rural Utilities Service-direct and guaranteed loan funds are subject to annual federal budget appropriations and thus cannot be assured. Currently, Rural Utilities Service-direct and guaranteed loan funds are subject to increased uncertainty because of budgetary and political pressures faced by Congress. Congress has authorized the Rural Utilities Service to charge a fee to cover the cost of loan guarantees for baseload generation, if requested by a borrower. The Rural Utilities Service must establish a process to implement this authorization prior to making it available to borrowers. The President's budget proposal for fiscal year 2016 provides for $6 billion in loans. Not less than $3 billion could be used for renewable energy, generation facilities with carbon sequestration, and peaking units affiliated with energy facilities that produce electricity from solar, wind and other intermittent sources of energy. Not more than $3 billion could be made available for environmental improvements to fossil-fueled generation that would reduce air emissions, consistent with any applicable state clean power plan. Although Congress has historically rejected proposals to dramatically curtail or redirect the Rural Utilities Service loan program, there can be no assurance that it will continue to do so. Because of these factors, we cannot predict the amount or cost of Rural Utilities Service-direct and guaranteed loans that may be available to us in the future.

    We have a loan contract with the Rural Utilities Service. Under the loan contract, we may have to obtain approval from the Rural Utilities Service or provide the Rural Utilities Service with a notice and opportunity to object before we take certain actions, including, without limitation,

•
significant additions to or dispositions of system assets,

•
significant power purchase and sale contracts,

•
changes to the wholesale power contracts and the formulary rate contained in the wholesale power contracts, and

•
changes to plant ownership and operating agreements.

    As of December 31, 2014, we had $2.6 billion of outstanding loans guaranteed by the Rural Utilities Service and secured under our first mortgage indenture.

    In February 2014, the Rural Utilities Service and certain other rural development agencies within the U.S. Department of Agriculture proposed combined rule changes affecting their implementation of the National Environmental Policy Act. The National Environmental Policy Act requires any federal agency responsible for a major federal action to evaluate the environmental impact of such action and is applicable to the Rural Utilities Service as a result of its financing activities. Under the Rural Utilities Service's current regulations implementing the National Environmental Policy Act, essentially all transactions governed by the loan contracts between us or one of our members and the Rural Utilities Service expressly are deemed not to constitute major federal actions. As proposed, the rule changes may result in the designation of certain transactions governed by the loan contracts between us or a member and the Rural Utilities Service as major federal actions and therefore may result in added compliance costs or delays in connection with such transactions. The Rural Utilities Service and the other rural development agencies currently are reviewing comments from numerous stakeholders, including us, with respect to the proposed rule changes.

Department of Energy

    Pursuant to the loan guarantee program established under Title XVII of the Energy Policy Act of 2005, we entered into a loan guarantee agreement with the Department of Energy on February 20, 2014, pursuant to which the Department of Energy agreed to guarantee our obligations under a multi-advance term loan facility with the Federal Financing Bank.

    Proceeds of advances made under the facility will be used to reimburse us for a portion of certain costs of construction relating to two additional nuclear units at Plant Vogtle that are eligible for financing under the Title XVII Loan Guarantee Program. We may make advances under the facility until December 31, 2020 and aggregate borrowings under the facility may not exceed $3.057 billion of eligible project costs.

    Under this loan guarantee agreement, we may have to obtain approval from the Department of Energy or provide the Department of Energy with a notice and opportunity to object before we take certain actions, including, without limitation,

•
significant dispositions of system assets, including restrictions on the transfer of our undivided ownership interest in Vogtle Units No. 3 and No. 4 prior to commercial operation of both units,

•
changes to the wholesale power contracts and the formulary rate contained in the wholesale power contracts,

•
changes to plant ownership and operating agreements relating to Vogtle Units No. 3 and No. 4, and

•
agreeing to the removal or replacement of Georgia Power Company or Southern Nuclear Operating Company, Inc. in their respective roles as agents for the Co-owners in connection with the additional Vogtle units.

    As of December 31, 2014, we advanced $875 million under this facility, including capitalized interest. All advances made under this facility are secured under our first mortgage indenture. For additional information on Vogtle Units No. 3 and No. 4, see "OUR POWER SUPPLY RESOURCES – Future Power Resources – Vogtle Units No. 3 and No. 4."

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

Relationship with Georgia System Operations Corporation

    We, Georgia Transmission and our 38 members are members of Georgia System Operations Corporation, which was formed in 1997 to own and operate the system operations business we previously owned. Georgia System Operations operates the system control center and currently provides Georgia Transmission and us with system operations services and administrative support services. We have contracted with Georgia System Operations to schedule and dispatch our resources. We also purchase from Georgia System Operations services that it purchases from Georgia

Power under the control area compact, which we co-signed with Georgia System Operations. See "OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES – Members' Relationship with Georgia Transmission and Georgia System Operations." Georgia System Operations provides support services to us in the areas of accounting, auditing, communications, human resources, facility management, telecommunications and information technology at cost.

    As of December 31, 2014, we had approximately $9.2 million of loans outstanding to Georgia System Operations, primarily for the purpose of financing capital expenditures. Georgia System Operations has an additional $10.0 million that can be drawn under one of its loans with us.

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

Relationship with Smarr EMC

    Smarr EMC is a Georgia electric membership corporation owned by 35 of our 38 members. Smarr EMC owns two combustion turbine facilities with aggregate capacity of 718 megawatts. We provide operations, financial and management services for Smarr EMC. See "OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES – Member Power Supply Resources."

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

•
mergers or other combinations with distributors or power suppliers; and

•
other changes in our businesses intended to take advantage of current and anticipated trends in the electric industry.

    We will continue to consider industry trends and developments, but cannot predict the outcome or any action we or our members might take based on these industry trends and developments. These considerations necessarily would take account of and are subject to legal, regulatory and contractual considerations.

    Regulation of greenhouse gas emissions has the potential to affect energy suppliers, including us and our competitors, differently, depending not only on the relative greenhouse gas emissions from a supplier's sources, but also on the nature of the regulation. For example, the Clean Power Plan proposal includes individual state goals for carbon dioxide emissions and the use of "building blocks" to meet those goals. Our greenhouse gas emissions are significant, but we also have generation sources that emit no greenhouse gases. Some of our competitors use sources that emit proportionately more greenhouse gases, while the sources of some competitors emit less. Further, third-party suppliers to our members rely on generation sources that emit greenhouse gases. The terms and conditions in the contracts with these third-party suppliers would determine the extent to which our members would be affected by regulation of the greenhouse gas emissions of these suppliers. We believe our and our members' diverse portfolios of generation facilities, including the diversity of third-party suppliers, would mitigate the impact, if any, on our and our members' competitiveness resulting from these proposals, if implemented. See "REGULATION – Environmental – Carbon Dioxide Emissions and Climate Change" and "RISK FACTORS."

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

OUR POWER SUPPLY RESOURCES

General

    We supply capacity and energy to our members for a portion of their requirements from a combination of our fleet of generating assets and power purchased from other suppliers. In 2014, we supplied approximately 52% of the retail energy requirements of our members.

Generating Plants

    Our fleet of generating units total 7,781 megawatts of summer planning reserve capacity, including 718 megawatts of Smarr EMC assets, which we manage, and 1,240 megawatts at the Smith Energy Facility, which is currently used for off-system sales. This generation portfolio includes our interests in units fueled by nuclear, coal, gas, oil and water. Georgia Power, the Municipal Electric Authority of Georgia and the City of Dalton also have interests in nine of these units at Plants Hatch, Vogtle, Wansley and Scherer. Georgia Power serves as operating agent for these nine units. Georgia Power also has an interest in the three units at Rocky Mountain, which we operate. In addition to our 31 generating units, we operate and manage six gas-fired generating units on behalf of Smarr EMC.

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

Power Purchase and Sale Arrangements

  Power Purchases

    We currently have no material power purchase agreements. We purchase small amounts of capacity and energy from "qualifying facilities" under the Public Utility Regulatory Policies Act of 1978. Under a waiver order from the Federal Energy Regulatory Commission, we historically made all purchases the members would have otherwise been required to make under the Public Utility Regulatory Policies Act and we were relieved of our obligation to sell certain services to "qualifying facilities" so long as the members make those sales. In 2014, our purchases from such qualifying facilities provided less than 0.1% of the energy we supplied to our members. Under their wholesale power contracts, the members may now make such purchases instead of us.

  Power Sales

    We sell energy generated at Smith to third parties when profitable. We intend to continue marketing this generation to third parties prior to our members' use of the resource, planned for 2016.

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

Future Power Resources

  Plant Vogtle Units No. 3 and No. 4

    In 2008, Georgia Power, acting for itself and as agent for us, the Municipal Electric Authority of Georgia and the City of Dalton (collectively, the Co-owners) and Westinghouse Electric Company, LLC and Stone & Webster, Inc. (collectively, the Contractor) entered into an Engineering, Procurement and Construction Agreement (the EPC Agreement). Pursuant to the EPC Agreement, the Contractor will design, engineer, procure, construct and test two 1,100 megawatt nuclear units using the Westinghouse AP1000 technology and related facilities at Plant Vogtle, Units No. 3 and No. 4. Under the EPC Agreement, the Co-owners will pay a purchase price that is subject to certain price escalation and adjustments, including fixed escalation amounts and certain index-based adjustments, as well as adjustments for change orders and performance bonuses. The EPC Agreement also provides for liquidated damages upon the Contractor's failure to comply with schedule and performance guarantees. The Contractor's liability for those liquidated damages and for warranty claims is subject to a cap. In addition, the EPC Agreement provides for limited cost sharing by the Co-owners for increases to Contractor costs under certain conditions which have not occurred, with maximum exposure to us of $75 million. Each Co-owner is severally, not jointly, liable to the Contractor for its proportionate share, based on ownership interest, of all amounts owed under the EPC Agreement. Our ownership interest and proportionate share of the cost to construct Vogtle Units No. 3 and No. 4 is 30%.

    The obligations of Westinghouse and Stone & Webster are guaranteed by their parent companies Toshiba Corporation and The Shaw Group, Inc., a subsidiary of Chicago Bridge & Iron Co. N.V., respectively. In the event that any Co-owner's credit rating is downgraded below investment grade, that Co-owner would be required to provide a letter of credit or other credit enhancement to the Contractor. In addition, the Co-owners may terminate the EPC Agreement at any time for their convenience, provided that the Co-owners will be required to pay certain termination costs and, at certain stages of the work, cancellation fees to the Contractor. The Contractor may also terminate the EPC Agreement under certain circumstances, including certain suspension or delays of work by the Co-owners, action by a governmental authority to stop work permanently, certain breaches of the EPC Agreement by the Co-owners, Co-owner insolvency and certain other events. As agent for the Co-owners, Georgia Power has designated Southern Nuclear Operating Company as its agent for contract management.

    The Nuclear Regulatory Commission certified the Westinghouse AP1000 Design Control Document (DCD) effective December 30, 2011. On February 10, 2012, the Nuclear Regulatory Commission issued combined licenses for Vogtle Units No. 3 and No. 4 which allowed full construction to begin. There have been technical and procedural challenges to the construction and licensing of Vogtle Units No. 3 and No. 4 at the federal and state levels, and additional challenges may arise as construction proceeds.

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

    In July 2012, the Co-owners and Contractor began negotiations regarding costs associated with design changes to the DCD and delays in the project schedule related to the timing of approval of the DCD and issuance of the combined construction permits and operating licenses by the Nuclear Regulatory Commission, including the assertion by the Contractor that the Co-owners are responsible for these costs under the terms of the EPC Agreement. On November 1, 2012, the Co-owners filed suit against the Contractor in the U.S. District Court for the Southern District of Georgia, seeking a declaratory judgment that the Co-owners are not responsible for these costs. Also on November 1, 2012, the Contractor filed suit against the Co-owners in the U.S. District Court for the District of Columbia alleging the Co-owners are responsible for these costs. In August 2013, the U.S. District Court for the District of Columbia dismissed the Contractor's suit, ruling that proper venue is the U.S. District Court for the Southern District of Georgia. In March 2015, the U.S. Court of Appeals for the District of Columbia affirmed the dismissal, which means the case will be tried in the U.S. District Court for the Southern District of Georgia. The portion of the additional costs claimed by the Contractor that would be attributable to us, based on our ownership interest, is approximately $280 million in 2008 dollars with respect to these issues. The Contractor has also asserted that it is entitled to extensions of the guaranteed substantial completion dates of April 2016 and April 2017 for Vogtle Units No. 3 and No. 4, respectively. On May 22, 2014, the Contractor filed an amended counterclaim to the lawsuit pending in the Southern District of Georgia alleging that (i) the design changes to the DCD imposed by the Nuclear Regulatory Commission have delayed module production and the impacts to the Contractor are recoverable by the Contractor under the EPC Agreement and (ii) the changes to the basemat rebar design required by the Nuclear Regulatory Commission caused additional costs and delays recoverable by the Contractor under the EPC Agreement. The Contractor did not specify amounts relating to these new allegations in its amended counterclaim; however, the Contractor has subsequently asserted related minimum damages, based on our ownership interest, of approximately $75 million. The Contractor may from time to time continue to assert that it is entitled to additional payments with respect to these new allegations, any of which could be substantial. Georgia Power, on behalf of the Co-owners, has not agreed with either the proposed cost or schedule adjustments or that the Co-owners have any responsibility for costs related to these issues. Litigation is ongoing and Georgia Power and the Co-owners intend to vigorously defend their positions. Georgia Power and the Co-owners also expect negotiations with the Contractor to continue with respect to cost and schedule during which time the parties will attempt to reach a mutually acceptable compromise of their positions.

    In January 2015, the Contractor notified the Co-owners, through Georgia Power, of the Contractor's proposed revised integrated project schedule for completion of Vogtle Units No. 3 and No. 4 which would delay the estimated in-service dates to the second quarter of 2019 and the second quarter of 2020, respectively. This represents an 18-month delay for each unit from the previously disclosed schedule which projected in-service dates for Vogtle Units No. 3 and No. 4 in the fourth quarter of 2017 and the fourth quarter of 2018, respectively. Georgia Power, on behalf of the Co-owners, has not agreed to any changes to the guaranteed substantial completion dates of April 2016 and April 2017 for Vogtle Units No. 3 and No. 4, respectively, and does not believe that the Contractor's proposed revision to the schedule reflects all efforts that may be possible to mitigate the Contractor's delay.

    In addition, we and Georgia Power believe that, pursuant to the EPC Agreement, the Contractor is responsible for the Contractor's costs related to the Contractor's delay (including any related construction and mitigation costs, which could be significant) and that the Co-owners are entitled to recover liquidated damages for the Contractor's delay beyond the guaranteed substantial completion dates of April 2016 and April 2017. Consistent with the Contractor's position in the pending litigation described above, we and Georgia Power expect the Contractor to contest any claims for liquidated damages and to assert that the Co-owners are responsible for additional costs related to the Contractor's delay.

    During the extended construction period, we will continue to incur our share of owner-related costs, including property taxes, oversight costs, compliance costs, and other operational readiness costs and will also continue to incur financing costs. Although Georgia Power, on behalf of the Co-owners, has not accepted the revised schedule, we expect that each additional month delay beyond the previously disclosed in-service dates for Vogtle Units No. 3 and No. 4 of the fourth quarter of 2017 and the fourth quarter of 2018, respectively, will increase our previously disclosed project budget, which includes capital costs, allowance for funds used during construction and a contingency amount, of $4.5 billion by approximately $28 million per month, which would increase our project budget to $5.0 billion should the entire eighteen-month delay be realized. We anticipate that our members will be able to utilize the generating capacity that currently exists in the region and secure sufficient amounts of economically priced energy to replace what they otherwise would have obtained from Vogtle Units No. 3 and No. 4 through the announced delay period.

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

    In addition, as construction continues, the risk remains that ongoing challenges with the Contractor's performance including additional challenges in its fabrication, assembly, delivery, and installation of the shield building and structural modules, delays in the receipt of the remaining permits necessary for the operation of Vogtle Units No. 3 and No. 4, or other issues could arise and may further impact the project schedule and cost. Additional claims by the Contractor or Georgia Power, on behalf of the Co-owners, are also likely to arise throughout construction. Any of these claims or disputes may be resolved through formal and informal dispute resolution procedures under the EPC Agreement but also may be resolved through litigation.

    The ultimate outcome of these matters cannot be determined at this time. See "RISK FACTORS" for a discussion of certain risks associated with the licensing, construction, financing and operation of nuclear generating units.

    As of December 31, 2014, our total investment in the additional Vogtle units was $2.4 billion. For information regarding our financing of Vogtle Units No. 3 and No. 4, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Financial Condition – Capital Requirements – Capital Expenditures" and "– Financing Activities" and Note 7 of Notes to Consolidated Financial Statements.

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

    Our members serve approximately 1.8 million electric consumers (meters) representing approximately 4.2 million people. Our members serve a region covering approximately 38,000 square miles, which is approximately 65% of the land area in the State of Georgia, encompassing 151 of the State's 159 counties. Historically, our members' sales by customer class have been approximately two-thirds to residential consumers and slightly less than one-third to commercial and industrial consumers. Our members are the principal suppliers for the power needs of rural Georgia. While our members do not serve any major cities, portions of their service territories are in close proximity to urban areas and have experienced substantial growth over the years due to the expansion of urban areas, including metropolitan Atlanta, into suburban areas and the growth of suburban areas into neighboring rural areas. Each year we file with one of our quarterly reports on Form 10-Q an exhibit containing financial and statistical information for our 38 members for the most recent three year period.

    The following table shows the aggregate peak demand and energy requirements of our members for the years 2012 through 2014, and also shows the amount of their energy requirements that we supplied. From 2012 through 2014, demand requirements of the members did not increase and energy requirements increased at an average annual compound rate of 2.9%. Demand and energy requirements in 2013 were lower primarily due to milder weather.

		Member Energy Requirements (MWh)
	Member Demand (MW)
			Supplied by Oglethorpe(3)
	Total(1)	Total(2)

2014	9,354	38,590,467	20,154,108
2013	8,114	36,420,750	18,549,886
2012	9,353	36,491,624	20,852,826

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

(3)
Includes energy supplied to members for resale at wholesale. We supplied none of Flint's energy requirements during this period and do not currently anticipate supplying any until 2016. Also includes energy we supplied to our own facilities.

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

    Cobb EMC, Diverse Power Incorporated, an EMC, Mitchell EMC, Oconee EMC, Snapping Shoals EMC and Walton EMC have repaid all of their Rural Utilities Service indebtedness and are no longer Rural Utilities Service borrowers. Each of these members now has a rate covenant with its current lender. Other members may also pursue this option. To the extent that a member which is not a Rural Utilities Service borrower engages in wholesale sales or sales of transmission service in interstate commerce, it would, in certain circumstances, be subject to regulation by the Federal Energy Regulatory Commission under the Federal Power Act.

Members' Relationship with the Rural Utilities Service

    Through provisions in the loan documents securing loans to the members, the Rural Utilities Service also exercises control and supervision over the members that borrow from it in such areas as accounting, other borrowings, construction and acquisition of facilities, and the purchase and sale of power.

    Historically, federal loan programs providing direct and guaranteed loans from the Rural Utilities Service to electric cooperatives have been a major source of funding for the members. Under the current Rural Utilities Service loan programs, electric distribution borrowers are eligible for loans made by the Federal Financing Bank or other lenders and guaranteed by the Rural Utilities Service. Certain borrowers with either low consumer density or higher than average rates and lower than average consumer income are eligible for special loans that bear interest at an annual rate of 5%. However, the availability and magnitude of Rural Utilities Service direct and guaranteed loan funds is subject to annual federal budget appropriations and thus cannot be assured. Currently, the availability of Rural Utilities Service loan funds is subject to increased uncertainty because of budgetary and political pressures faced by Congress.

    The President's budget proposal for fiscal year 2016 provides for loan levels of $6 billion. However, the funding is proposed to be available only for renewable energy, generation with carbon sequestration projects and certain environmental improvements. Although Congress has historically rejected proposals to dramatically curtail or redirect the Rural Utilities Service loan program, there can be no assurance that it will continue to do so. In addition, potential regulatory changes by the Rural Utilities Service affecting its implementation of the National Environmental Policy Act may add to the compliance costs or delays in connection with transactions governed by the loan contracts of those members that are borrowers from the Rural Utilities Service. Because of these factors, we cannot predict the amount or cost of Rural Utilities Service direct and guaranteed loans that may be available to the members in the future. For additional information regarding the Rural Utilities Service, see "OGLETHORPE POWER CORPORATION – Relationship with Federal Lenders – Rural Utilities Service."

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

Member Power Supply Resources

  Oglethorpe Power Corporation

    In 2014, we supplied approximately 52% of the retail energy requirements of our members. Pursuant to the wholesale power contracts, we supply each member, other than Flint, energy from our generation resources based on its fixed percentage capacity cost responsibility, which are take-or-pay obligations. See "OGLETHORPE POWER CORPORATION – Wholesale Power Contracts." We also have a power purchase and sale agreement with seven of our members for capacity and associated energy from Hawk Road through 2015. See "OUR POWER SUPPLY RESOURCES – Power Purchase and Sale Arrangements – Power Sales." Our members satisfy all of their requirements above their purchase obligations to us with purchases from other suppliers as described below.

  Contracts with Southeastern Power Administration

    Our members purchase hydroelectric power from the Southeastern Power Administration, or SEPA, under contracts that extend until 2016 and thereafter until terminated by two years' written notice by SEPA or the respective member. In 2014, the aggregate SEPA allocation to the members was 618 megawatts plus associated energy. The availability of energy under these contracts is significantly affected by hydrologic conditions, including lengthy droughts. Each member must schedule its energy allocation, and each member, other than Flint, has designated us to perform this function. Pursuant to a separate agreement, we schedule, through Georgia System Operations, our members' SEPA power deliveries. Further, each member may be required, if certain conditions are met, to contribute funds for capital improvements for Corps of Engineers projects from which its allocation is derived in order to retain the allocation.

  Smarr EMC

    The 35 members participating in the two facilities owned by Smarr EMC purchase the output of those facilities pursuant to separate take-or-pay power purchase agreements with initial terms extending through 2014 and 2015, respectively, and continuing thereafter until terminated by one year's written notice by Smarr EMC or the respective member.

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

  Other Member Resources

    Our members obtain their remaining power supply requirements from various sources. Thirty-three members have entered into requirements contracts with third parties for some or all of their incremental power needs, with remaining terms ranging from 8 to 31 years. The other members use a portfolio of power purchase contracts to meet their requirements.

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

    In general, these and other types of environmental requirements are becoming increasingly stringent. Although we have installed environmental control systems at our plants to ensure continued compliance with existing requirements, including systems to reduce emissions of sulfur dioxide, oxides of nitrogen, mercury and other pollutants at Plants Scherer and Wansley, new requirements could be imposed. Such requirements may substantially increase the cost of electric service, by requiring modifications in the design or operation of existing facilities. Failure to comply with these requirements could result in civil and criminal penalties and could include the complete shutdown of individual generating units not in compliance. Certain of our debt instruments require us to comply in all material respects with laws, rules, regulations and orders imposed by applicable governmental authorities, which include current and future environmental laws or regulations. Should we fail to be in compliance with these requirements, it would constitute a default under those debt instruments. Although it is our intent to comply with current and future regulations, we cannot provide assurance that we will always be in compliance.

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

Air Quality

    Environmental concerns of the public, the scientific community and government officials have resulted in legislation and regulation that has had and will continue to have a significant impact on the electric utility industry. The most significant environmental legislation applicable to us is the Clean Air Act, which regulates emissions of sulfur dioxide, nitrogen oxides, particulate matter, greenhouse gases and other pollutants from affected electric utility units, including the coal-fired units at Plants Scherer and Wansley. The Environmental Protection Agency, or EPA, has been active regulating emissions under the Clean Air Act and the following are the most significant ongoing Clean Air Act-related actions that affect or may affect our business.

    National Ambient Air Quality Standards and Nonattainment Updates.    The Clean Air Act requires the EPA to set National Ambient Air Quality Standards (NAAQS) for six common air pollutants: particulate matter, ground-level ozone, carbon monoxide, sulfur dioxide, nitrogen dioxide and lead. Many of the NAAQS have recently been revised or are in the process of being revised to be more stringent. For example, in December 2014 EPA proposed more stringent standards for the ozone NAAQS. Recently, EPA has also proposed new fine particulate matter NAAQS and is in the process of implementing the 2010 sulfur dioxide NAAQS. Although our coal-fired plants already have installed control systems for the current NAAQS, the implementation of new or revised NAAQS – like the ozone, fine particulate matter or sulfur dioxide NAAQS – could lead to additional compliance requirements. The costs of any additional pollution control equipment that could be required due to new or revised NAAQS cannot be determined at this time.

    Clean Air Interstate Rule and the Cross State Air Pollution Rule.    EPA finalized the Clean Air Interstate Rule (CAIR) in 2005 for ozone and fine particulate matter, requiring emissions reductions in sulfur dioxide and nitrogen oxides in most eastern states, including Georgia, through a market-based cap and trade program. In August 2011, EPA finalized the Cross State Air Pollution Rule (CSAPR) to replace the CAIR. Similar to and more stringent than CAIR, CSAPR imposed cap and trade programs for sulfur dioxide and nitrogen oxides emissions on fossil fuel-fired electric generating units located in twenty-eight states, including Georgia. Following extended litigation, Phase I of CSAPR began in January 2015, while Phase II of CSAPR, with its more stringent emission budgets, is scheduled to begin in January 2017. We do not anticipate the need to purchase allowances to comply with the CSAPR, given the completion of additional emission control systems at Plant Scherer in early 2014.

    Mercury and Air Toxics Standards and State Mercury Rule.    In December 2011, EPA finalized its Mercury and Air Toxics Standards (MATS) which established maximum achievable control technology limits for certain hazardous air pollutants at coal and oil-fired electric generating units. For coal units, the rule sets stringent emission limits to control various hazardous air pollutants such as mercury, non-mercury metals and acid gases and work practice standards to control organics and dioxins. Our affected generating units – which include our co-owned units at Plants Wansley and Scherer – will have until April 16, 2016 to comply as one year extensions of the compliance deadline have been granted by the Georgia Environmental Protection Division. In April 2014, the U.S. Court of Appeals for the District of Columbia upheld the MATS. However, in November 2014 the U.S. Supreme Court granted several petitions for writ of certiorari on the MATS, and briefing of that appeal is now underway. We cannot predict the outcome of this litigation, but even if MATS is overturned, we would still need to comply with Georgia's mercury rules.

    Georgia's current mercury rules include a "multi-pollutant rule" that requires operation of existing controls at Plant Wansley, which include selective catalytic reduction (SCR) systems and scrubbers. To comply with MATS at Plant Wansley, modifications to allow injection of activated carbon and other chemicals have been made. At Plant Scherer, the "multi-pollutant rule" requires operation of existing controls, which include activated carbon injection equipment, baghouses, SCRs and scrubbers, and which will allow for compliance with MATS. Our total investment in all of these projects is approximately $1.1 billion.

    Startup, Shut-down or Malfunction.    On February 12, 2013, EPA proposed a rule that would require certain states to revise the provisions of their State Implementation Plans (SIPs) relating to the regulation of excess emissions at industrial facilities, including fossil fuel-fired generating facilities, during periods of startup, shut-down, or malfunction (SSM). EPA proposes a determination that the SSM provisions in the SIPs for 36 states, including Georgia, do not meet the requirements of the Clean Air Act and must be revised within 18 months of the date on which the EPA publishes the final rule. In September 2014, EPA proposed changes to its February 2013 action, proposing that all affirmative defense provisions must be removed from SIPs for compliance. Currently, EPA is under court order to issue a final SSM rule by May 2015. If finalized as proposed, this new rule could result in significant additional compliance and operational costs at our power plants. We cannot predict the ultimate outcome of this rulemaking and any ensuing litigation that may occur.

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

    Rulemakings that began in 2009 now impose new source review requirements on greenhouse gases, such as carbon dioxide, under the Prevention of Significant Deterioration (PSD) preconstruction permitting program. The PSD program affects new generation resources as well as certain major modifications to existing resources. See "– Carbon Dioxide Emissions and Climate Change."

    Air Quality Summary.    We believe that the controls installed Plants Scherer and Wansley meet the requirements of the final rules described above. However, depending on the outcome of these or other rules relating to air quality, including the results of any litigation and the implementation approach selected by EPA and the State of Georgia, significant capital expenditures and increased operating expenses could be incurred at certain of our generating facilities, particularly Plants Scherer and Wansley.

Carbon Dioxide Emissions and Climate Change

    Efforts to limit emissions of carbon dioxide from power plants continue and in June 2014, the EPA proposed its Clean Power Plan as part of a broader effort to reduce greenhouse gas emissions.

    Emissions of carbon dioxide from our plants totaled approximately 11.1 million short tons in 2014. In 2014, 31% of our generation, excluding pumped storage, came from our interests in the coal-fired units at Plants Scherer and Wansley, which would be the most impacted by the proposed Clean Power Plan, while another 24% came from our gas-fired facilities which would also be somewhat impacted (although not to the same extent as the coal-fired plants). The remaining generation (45%) came from our interests in the nuclear Plants Vogtle and Hatch, which would likely not be directly impacted by the proposed Clean Power Plan.

    Executive Branch Action.    President Obama continues to highlight reducing greenhouse gas emissions as one of the priorities for his Administration, and any changes in requirements will most likely be the result of executive branch actions. The U.S. Supreme Court ruled in 2007 that certain greenhouse gases, including carbon dioxide, are pollutants which EPA has the authority to regulate under the Clean Air Act, if EPA concludes regulation is needed to protect public health or welfare. EPA determined that regulation was needed and beginning in 2009 issued a series of rules that apply the Clean Air Act PSD and Title V programs to stationary source emissions of greenhouse gases.

    In June 2014, as part of President Obama's Climate Action Plan, EPA proposed two sets of New Source Performance Standards (NSPS) for: (1) new; and (2) modified and reconstructed fossil-fuel-fired electric generating units. In addition, in June 2014, EPA proposed a rule for state guidelines to establish NSPS for existing fossil fuel-fired electric generating units called the "Clean Power Plan." As proposed, the rule would cut carbon dioxide emissions from existing fossil fuel fired power plants nationwide by an average of 30% from 2005 levels by 2030, with an interim goal for 2020-2029 that would, for many states force the bulk of these reductions to be achieved prior to 2020. For Georgia, the proposal would require a 48% reduction in emission rates from 2012 levels by 2030, with 83% of that reduction slated to occur by 2020. Under the proposal, each state's carbon dioxide emissions reductions are tied to stringent state goals, determined through the application of certain "building blocks" that include efficiency upgrades, shifting generation from coal plants to natural gas facilities, expansions in renewable and nuclear power sources and implementation of demand-side energy efficiency programs. While these state goals are rate-based targets, states can convert the targets to mass-based caps and under the proposal are allowed to adopt statewide (or multi-state) cap-and-trade programs to implement such caps. EPA is scheduled to finalize the Clean Power Plan rule during the summer of 2015, and states will have until the summer of 2016 to submit their plans implementing this rule and its guidelines (plan submissions are under certain circumstances subject to extension). If finalized as proposed, the rule could result in reduced operations at our coal units, increased operation at our gas units, new renewable energy projects or purchases and energy efficiency measures by our Members. Our preliminary analysis, which incorporates both the power supply that our members receive from us as well as from other sources, indicates that the median aggregate costs to our members for a representative compliance scenario would be approximately $10 billion over the fifteen year period from 2020-2034; however, certain scenarios indicate that aggregate compliance costs could reach $20 billion for that same period, particularly if renewable energy or energy efficiency measures are mandated as part of the approach required and state emission rate targets require significant reductions in carbon intensity and significant reductions in operations at our coal plants. We anticipate that some of the policy approaches being proposed could have significant negative consequences for the economy and electric system in Georgia and the nation. However, the outcome of the Clean Power Plan, including any subsequent challenges, cannot be determined at this time and will depend on numerous factors.

    Legislation.    Based on what we know at the present time, we do not anticipate that the first session of the 114th Congress will pass any legislation directly regulating greenhouse gases, such as carbon dioxide. We also do not anticipate the passage of any indirect standard for carbon dioxide, such as a national renewable or clean energy electricity standard. However, we cannot be certain whether any legislation will be passed by this or a future Congress that would directly or indirectly regulate greenhouse gas emissions from our power plants, nor can we predict the impacts from any such legislation.

    Litigation.    While litigation related to carbon dioxide emissions continues on numerous fronts, we cannot predict the outcome of such litigation, or the effect it could have on any of the power plants that we own.

    Carbon Dioxide Emissions and Climate Change Summary.    While the outcome of these matters cannot be determined at this time, adverse results in one or more of the above-described matters could result in operational restrictions and compliance costs at our fossil-fuel fired power plants, especially Plants Scherer and Wansley, which could be significant.

Coal Combustion Residuals

    In December of 2014, EPA issued a final coal combustion residuals (CCR) rule, in which it decided to regulate CCRs as non-hazardous material under Subtitle D of the Resource Conservation and Recovery Act (RCRA). The final rule contains requirements for structural integrity assessments, groundwater monitoring, location siting, composite lining, inactive units, closure and post closure, beneficial use recycling, design and operating criteria, recordkeeping, notification, and internet posting for new and existing CCR landfills, CCR surface impoundments and lateral expansions of CCR facilities. The rule is scheduled to take effect in October 2015. We are still reviewing the effects of the CCR, but they could include actions to address some or all of the requirements listed above. Significant operational changes for existing CCR storage units, extended plant outages, construction of lined landfills and groundwater monitoring facilities and additional material management and financial assurance requirements may be needed. Preliminary estimates suggest that our capital costs for compliance with the CCR (in combination with the proposed effluent limitations guidelines rule described below) could be approximately $200 million. More definitive cost estimates will be developed as the process of rule evaluation, compliance approach design and construction implementation proceeds, and the ultimate impacts associated with the CCR rule cannot be determined with certainty at this time.

Water Use and Wastewater Issues

    Since 2005, EPA has been reviewing wastewater discharges from large steam electric power plants to determine whether new Steam Electric Power Generating effluent guidelines that cover wastewater discharge standards under the Clean Water Act are needed. In 2013, EPA proposed a rule that would tighten the controls on discharges from nuclear and fossil fuel-fired steam electric power plants, by revising the effluent limitations guidelines and standards that apply to their wastewater discharges to surface waters and publicly-owned treatment works. The main pollutants EPA addresses in the proposal include metals (mercury, selenium and arsenic), nitrogen and total dissolved solids. The proposed rules could lead to more stringent standards for our power plants, especially our coal-fired facilities. EPA has stated its intent to harmonize the requirements of this rule with the final CCR rule. As discussed above, preliminary estimates suggest that our compliance cost for the revised effluent water guidelines when combined with the CCR Rule could be approximately $200 million. EPA is under a 2014 court-approved settlement to finalize the guidelines by September 2015. The ultimate impact of these guidelines cannot be determined at this time and will depend on the final regulations and any ensuing litigation.

    In 2008, the Georgia legislature adopted a comprehensive State Water Plan that lays out statewide policies, management practices and guidance for regional water planning in Georgia. In 2011, the Georgia Environmental Protection Division adopted regional water plans that were developed pursuant to the State Water Plan. Regional plans include resource assessments, estimates of current and future water needs and management practices. Pursuant to the State Water Plan, Georgia will consider the information contained in regional water plans when making water use permitting decisions under existing state law. Regional water plans are currently under review and are to be updated in 2016. In addition, the state water planning process may lead to new or revised regulations for water users in the future. Because power generation is generally dependent on water usage, the regional water plans and any future regulations or other enforceable requirements developed in connection with the State Water Plan may have substantial effects on the operations of our facilities or future facilities that we construct or acquire. The impacts of future regulations or revisions to regional water plans on our facilities or future facilities cannot be determined at this time.

    Section 316(b) of the Clean Water Act requires that the location, design, construction and capacity of cooling water intake structures reflect the best technology available for minimizing adverse environmental impacts on fish and other aquatic life. EPA's final section 316(b) requirements for existing power plants and manufacturing facilities became effective October 14, 2014. The final rule applies to all existing facilities that withdraw at least two million gallons of water per day and that use at least 25% of such water exclusively for cooling purposes. We are in the process now of conferring with the Georgia Environmental Protection Division to determine what modifications, if any, need to be made to our four co-owned power plants that trigger the cooling water use threshold (Plants Scherer, Wansley, Vogtle and Hatch) to meet the new finalized standards. Capital requirements for any additional controls that might be needed for compliance at any of these plants cannot be determined at this time, but are not expected to be significant, and the result of any litigation which has been brought challenging the final rules cannot be predicted.

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

    In November 2013, the U.S. District Court for the District of Columbia ordered the Department of Energy to cease collecting spent fuel depositary fees from nuclear power plant operators until such time as the Department of Energy either complies with the Nuclear Waste Policy Act of 1982 or until the U.S. Congress enacts an alternative waste management plan. We discontinued paying the fee of approximately $9.2 million annually, based on our ownership interests, as of June 2014.

    Existing on-site dry storage facilities at Plants Hatch and Vogtle can be expanded to accommodate spent fuel through the expected life of each plant.

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

We are exposed to continued schedule and cost uncertainty in connection with the construction of two additional nuclear units at Plant Vogtle.

    We have committed significant capital expenditures to participate in the construction of two additional nuclear units at Plant Vogtle. The construction of large, complex generating plants involves significant financial risk. Further, no nuclear plants have been constructed in the United States using advanced designs, such as the Westinghouse AP1000, and therefore estimating the total cost of construction and the related schedule is inherently uncertain. We also rely on our agents for the oversight of the construction of the additional units at Plant Vogtle and do not exercise direct control over the construction process.

    Factors that have either affected construction to date or that could lead to further cost increases and schedule delays or even the inability to complete this project include:

•
Contractor performance, including compliance with the design specifications approved and quality standards set forth by the Nuclear Regulatory Commission and continued challenges in the fabrication, assembly, delivery and installation of structural modules;

•
contract disputes;

•
shortages and/or inconsistent quality of equipment, materials and labor;

•
failure to construct in accordance with licensing requirements;

•
unforeseen engineering problems;

•
changes in project design or scope;

•
work stoppages;

•
permits, approvals and other regulatory matters;

•
impacts of new and existing laws and regulations, including environmental laws and regulations;

•
erosion of public and policymaker support;

•
adverse weather conditions;

•
environmental and geological conditions;

•
unanticipated increases in the costs of materials and labor; and

•
increases in our cost of debt financing as a result of changes in market interest rates or as a result of construction schedule delays.

    During the course of development and construction of Vogtle Units No. 3 and No. 4, certain of these factors have materialized and impacted our project budget and the originally scheduled in-service dates of April 2016 and April 2017, respectively. Most recently, in January 2015, the Contractor notified the Co-owners of its proposed revised integrated project schedule for completion of Vogtle Units No. 3 and No. 4 which would delay the estimated in-service dates to the second quarter of 2019 and the second quarter of 2020, respectively, an 18-month delay for each unit from the previously disclosed schedule. Georgia Power, on behalf of the Co-owners, has not agreed to any changes to the guaranteed substantial completion dates; however, we estimate that each month of delay increases our project-related costs by approximately $28 million. Should the most recent delay last for 18 months, our project budget would increase from $4.5 billion to $5.0 billion.

    We and the other Co-owners are also engaged in litigation with the Contractor regarding the cost responsibility for certain project-related delays. The Contractor's initial claims related to costs associated with delays related to the timing of the Nuclear Regulatory Commission issuing the necessary design and licensing approvals and the portion of those additional costs claimed by the Contractor that would be attributable to us, based on our ownership interest, is $280 million in 2008 dollars. The Contractor subsequently amended its complaint to assert that the Co-owners are responsible for the costs associated with additional construction delays and has asserted related minimum damages of approximately $75 million, based on our ownership interest. The Contractor may also from time to time continue to assert that it is entitled to additional payments with respect to these new allegations, any of which could be substantial. In addition, there have been technical and procedural challenges to the construction and licensing of these units and additional challenges at the federal and state level may arise as construction proceeds.

    The ultimate outcome of these matters cannot be determined at this time; however, these risks could continue to affect the in-service cost of the additional units at Plant Vogtle which would increase the cost of electric service we provide to our members and, as a result, could affect their ability to perform their contractual obligations to us.

Our costs of compliance with environmental laws and regulations are significant and have increased in recent years. New environmental regulations, including those designed to address coal combustion residuals, will increase our compliance costs, and potential future environmental laws and regulations, including those designed to address carbon dioxide emissions, air and water quality, and other matters may result in operational restrictions or significant increases in compliance costs or liabilities.

    As with most electric utilities, we are subject to extensive federal, state and local environmental requirements which regulate, among other things, air emissions, water discharges and the use and management of hazardous and solid wastes. Compliance with these requirements requires significant expenditures for the installation, maintenance and operation of pollution control equipment, monitoring systems and other equipment or facilities.

    Generally, existing environmental regulations are becoming increasingly stringent, while new legislation or regulations, including those relating to proposed standards for carbon dioxide emissions or renewable or clean energy may create new requirements or operational hurdles. Through 2014, we have spent approximately $1.1 billion on capital expenditures at our facilities to achieve and maintain compliance with Georgia's "multi-pollutant rule" and EPA's Mercury and Air Toxics Standards (MATS), two air quality control regulations that have had a significant impact on our business to date. More stringent or new standards will likely require us to modify the design or operation of existing facilities, and could result in significant increases in the cost of electricity or decreases in the amount of energy (due to operational constraints) provided to our members, a few examples of which are discussed below.

    In June 2014, as part of President Obama's Climate Action Plan, EPA proposed a rule for new source performance standards at certain existing power plants called the "Clean Power Plan." As proposed, the rule would cut carbon dioxide emissions from existing fossil fuel fired power plants nationwide by an average of 30% from 2005 levels by 2030, with an interim goal for 2020-2029 that would, for many states force the bulk of these reductions to be achieved prior to 2020. For Georgia, the proposal would require a 48% reduction in emission rates from 2012 levels by 2030, with 83% of that reduction slated to occur by 2020, through a combination of measures that may include reduced operations at our coal units, cessation of operations at some of those coal units and new renewable energy or energy efficiency measures. EPA is scheduled to finalize the Clean Power Plan, including state-specific emission rate goals for carbon dioxide emissions by summer 2015. Our preliminary analysis, which incorporates both the power supply that our members receive from us as well as from other sources, indicates that the median aggregate costs to our members for a representative compliance scenario would be approximately $10 billion over the fifteen year period from 2020-2034; however, certain scenarios indicate that aggregate compliance costs could reach $20 billion for that same period, particularly if renewable energy or energy efficiency measures are mandated as part of the approach required and state emission rate targets require significant reductions in carbon intensity and significant reductions in operations at our coal plants. We anticipate that some of the policy approaches being proposed could have significant negative consequences for the economy and electric system in Georgia and the nation. However, the outcome of the Clean Power Plan, including any subsequent challenges, cannot be determined at this time and will depend on numerous factors.

    In December 2014, EPA adopted a final rule to regulate coal combustion residuals from electric utilities as solid wastes. We are still reviewing the ultimate effect of the adoption of this rule on our facilities and whether it will require closure or significant operational changes for existing ash ponds and other storage units, extended plant outages, construction of lined landfills, groundwater monitoring facilities and additional material management and financial assurance requirements. The EPA has also proposed a rule that would revise the effluent limitations guidelines and standards that apply to certain wastewater discharges from nuclear and fossil fuel-fired steam electric power plants. Preliminary estimates suggest that our capital costs for compliance with these rules could be approximately $200 million.

    Litigation relating to environmental issues, including claims of property damage or personal injury caused by plant emissions, wastewater discharges or solid waste disposal, including coal combustion residuals, is generally increasing throughout the U.S. Likewise, actions by private citizen groups to enforce environmental laws and regulations are becoming increasingly prevalent.

    While we will continue to exercise our best efforts to comply with all applicable regulations, there can be no assurance that we will always be in compliance with all current and future environmental requirements. Failure to comply with existing and future requirements, even if this failure is caused by factors beyond our control, could result in civil and criminal penalties and could cause the complete shutdown of individual generating units not in compliance with these regulations. Any additional federal or state environmental restrictions imposed on our operations could result in significant additional compliance costs, including capital expenditures. Such costs could affect future unit retirement and replacement decisions and may result in significant increases in the cost of electric service. The cost impact of future legislation, regulation, judicial interpretations of existing laws or regulations, or international obligations will depend upon the specific requirements thereof and cannot be determined at this time. For additional information regarding certain environmental regulations to which our business is subject, see "BUSINESS – REGULATION – Environmental."

Our capital expenditures, particularly in relation to the additional units under construction at Plant Vogtle, are projected to be significant and will continue to increase our debt.

    In order to meet the future energy needs of our members, we are participating in the construction of Vogtle Units No. 3 and No. 4. Our total estimated cost for the Vogtle project is $5.0 billion and as of December 31, 2014 our investment was $2.4 billion. As we have financed generation assets in the past, we are relying on external funding to finance this project. As of December 31, 2014, we had $7.3 billion of debt outstanding, including capital leases. At the completion of the Vogtle expansion, we expect that we will have approximately $9.7 billion of debt and capital leases outstanding.

    In addition to the increase in absolute dollars, our debt is increasing as a percentage of our total capitalization, which is weakening certain of our financial metrics. Beginning in 2009, in order to increase financial coverage during a period of generation expansion, our board of directors approved budgets to achieve a greater margins for interest ratio than the minimum 1.10 margins for interest ratio required under our first mortgage indenture. We achieved the board-approved margins for interest ratio each year, and for 2015 our board of directors approved a margins for interest ratio of 1.14. However, even with increased margins, the amount of incremental debt associated with these capital investments will continue to constrain our equity ratio during this period of increased borrowing, which could impact our credit ratings. Any downgrade in our credit ratings could increase our borrowing costs and decrease our access to the credit and capital markets.

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

    We rely on access to external funding sources as a significant source of liquidity for capital expenditure requirements not satisfied by cash flow generated from operations. Unlike most investor-owned utilities, electric cooperatives cannot issue equity securities and therefore rely almost entirely on debt financing. Historically, we and other electric generating cooperatives have relied on federal loan programs guaranteed by the Rural Utilities Service, a branch of the U.S. Department of Agriculture, in order to meet a significant portion of our long-term financing needs, typically at a cost that was lower than traditional capital markets financing. However, the availability and magnitude of Rural Utilities Service funding levels are subject to the annual federal budget appropriations process, and therefore are subject to uncertainty because of budgetary and political pressures faced by Congress. Although Congress has historically rejected proposals to curtail the Rural

Utilities Service loan program, there can be no assurance that it will continue to do so. Because of these factors, we cannot predict the amount of Rural Utilities Service loans that may be available to us in the future. If the amount of this funding available to us in the future is decreased or eliminated, we would seek alternative sources of debt financing in the traditional capital markets. Further, in 2014 the Rural Utilities Service proposed rule changes affecting its implementation of the National Environmental Policy Act which, as proposed, may result in the designation of certain transactions governed by the loan contract between us and the Rural Utilities Service as major federal actions and therefore may result in added compliance costs or delays in connection with such transactions.

    In connection with our share of the cost to construct the additional units at Plant Vogtle, in February 2014 we closed on a loan from the Federal Financing Bank and a related loan guarantee from the Department of Energy to fund up to $3.057 billion of eligible project costs through 2020. As of December 31, 2014, we had advanced approximately $875 million under this loan. Continued access to the committed funds under this loan requires us to meet certain conditions related to our business and the Vogtle project and also requires certain third parties related to the Vogtle project to comply with certain laws. Although we expect that these conditions will continue to be met, in the event that we are unable to draw the full amount of this loan, we expect that we would finance any amounts we are unable to advance, along with any amounts in excess of the remaining loan balance, through the capital markets which would likely be at a higher cost.

    Our access to both short-term and long-term capital market funding remains an important factor in our financing plans, particularly in light of the significant amount of projected capital investment. We have entered into multiple credit agreements that provide significant short-term and medium-term liquidity and successfully accessed the capital markets in the past to satisfy our long-term borrowing needs. We believe that we will be able to maintain sufficient access to the short-term and long-term capital markets based on our current credit ratings. However, our credit ratings reflect the views of the rating agencies, which could change at any point in the future. If one or more rating agencies downgrade us and potential investors take a similar view, our borrowing costs could increase and our potential pool of investors, funding sources and liquidity could decrease. In addition, if our credit ratings are lowered below investment grade, collateral calls may be triggered under certain agreements and contracts which would decrease our existing liquidity.

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

    We own a 30% undivided interest in Plant Hatch and Plant Vogtle, each of which is a two-unit nuclear generating facility, and which collectively account for approximately 18% of our generating capacity and 45% of our energy generated during 2014. Our ownership interests in these facilities expose us to various risks, including:

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

•
uncertainties with respect to the off-site storage and disposal of spent nuclear fuel in the event that on-site storage is not sufficient; and

•
risks related to the expected cost, and funding of the expected cost, of decommissioning these facilities at the end of their operational life.

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

    We are collecting for and maintain an internal fund and an external trust fund for the estimated cost of decommissioning our existing nuclear facilities. If the values of the investments in the funds significantly decrease or the anticipated decommissioning costs significantly increase, it is possible that decommissioning costs and liabilities could exceed the amount of these funds, and we would have to collect additional revenue from our members to pay the excess costs.

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

    We operate in a highly regulated industry that requires the continued operation of advanced information technology systems and network infrastructure. Our generation assets and information technology systems, or those of our co-owned plants, could be directly or indirectly affected by deliberate or unintentional cyber incidents. If our technology systems were to be breached or otherwise fail, we may be unable to fulfill critical business functions, including the operation of our generation assets and our ability to effectively maintain certain internal controls over financial reporting. Further, our generation assets rely on an integrated transmission system to deliver power to our members, and a disruption of this transmission system could negatively impact our ability to do so. In order to reduce the likelihood and severity of any cyber intrusion, we have comprehensive cyber security programs designed to protect and preserve the confidentiality, integrity and availability of data and systems. Despite these protections, a major cyber incident could result in significant business disruption and expenses to repair security breaches or system damage and could lead to litigation, regulatory action, including fines, and an adverse effect on our reputation.

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

    We are exposed to the risk of changing prices for fuels, including coal, natural gas and uranium. We have taken steps to manage this exposure by entering into fixed or capped price contracts for some of our coal requirements. We have also entered into natural gas swap arrangements designed to manage potential fluctuations in our power rates due to changes in the price of natural gas. The operator of our nuclear plants manages price and supply risk through use of long-term fixed or capped price contracts with multiple vendors of uranium ore mining, conversion and enrichment services. However, these arrangements do not cover all of our and our members' risk exposure to increases in the prices of fuels. Further, changes in the utilization of different generation resources may subject us to greater fuel price volatility; for example, as part of a broader effort to reduce carbon dioxide emissions, we may shift to generating more electricity at our natural gas fired facilities even though natural gas prices have historically been more volatile than other fuel sources. Therefore, increases in fuel prices could significantly increase the cost of electric service we provide to our members and affect their ability to perform their contractual obligations to us.

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

We cannot predict the outcome of any current or future legal proceedings related to our business activities.

    From time to time we are subject to litigation from various parties, the most significant of which are described under "LEGAL PROCEEDINGS". Our business, financial condition, and results of operations may be materially affected by adverse results of certain litigation. Unfavorable resolution of legal proceedings in which we are involved or other future legal proceedings could require significant expenditures that could have the effect of increasing the cost of electric service we provide to our members and, as a result, affect our members' ability to perform their contractual obligations to us.

The operational life of some of our generating facilities exposes us to potential costs to continue to meet efficiency, reliability and environmental compliance standards.

    Many of our generating facilities were constructed over 30 years ago and, even if maintained in accordance with good engineering practices, may require significant capital expenditures in order to maintain efficient and reliable operation. Potential operational issues associated with the age of the plants may lead to unscheduled outages, a generating facility being out of service for a period of time, or other service-related interruptions. Further, maintaining compliance with applicable efficiency, reliability and environmental standards may require significant capital expenditures or operating reductions at certain of our facilities and we may determine to reduce or cease operations at those facilities in order to avoid such capital expenditures or to meet such standards. These expenditures and service interruptions could have the effect of increasing the cost of electric service we provide to our members and, as a result, could affect our members' ability to perform their contractual obligations to us.

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

    For example, we have interest rate options outstanding with several counterparties to hedge our exposure to rising interest rates on approximately $861 million of expected borrowings related to the construction of Vogtle Units No. 3 and No. 4. If any of our counterparties in these transactions fails or refuses to honor its obligations, those interest rate hedges may not provide the protection we anticipated. Failure of our counterparties to perform their contractual obligations under the interest rate options or any of our other agreements could increase the cost of electric service we provide to our members.

Changes in power generation technology could result in the cost of our electric service being less competitive.

    Our business model is to provide our members with wholesale electric power at the lowest possible cost. A key element of this model is that generating power at central station power plants achieves economies of scale and produces power at a competitive cost. Distributed generation technologies currently exist or are in development, such as fuel cells, micro turbines, windmills and solar cells, that may in the future be capable of producing electric power at costs that are comparable with, or lower than, our cost of generating power. If these technologies were to develop sufficient economies of scale and be broadly adopted in our members' service territories, it could adversely affect our ability to recover the fixed costs related to and the value of our generating facilities and significantly increase the cost of electric service we provide to our members and affect their ability to perform their contractual obligations to us.

Our ability to meet our financial obligations could be adversely affected if our members fail to perform their contractual obligations to us.

    We depend primarily on revenue from our members under the wholesale power contracts to meet our financial obligations. Our members are our owners, and we do not control their operations or financial performance.

    Under current Georgia law, our members generally have the exclusive right to provide retail electric service in their respective territories, subject to limited exceptions. Parties have unsuccessfully sought and will likely continue to seek to advance legislative proposals that will directly or indirectly affect the Georgia Territorial Act in order to allow increased retail competition in our members' service territories which could affect our members' financial performance. Further, our members must forecast their load growth and power supply needs. If our members acquire more power supply resources than needed, whether from us or other suppliers, or fail to acquire sufficient resources, our members' rates could increase excessively and affect their financial performance. Also, in times of weak economic conditions, sales by our members may not be sufficient to cover costs without rate increases, and our members may not collect all amounts billed to their consumers. Although each member has financial covenants to set rates to maintain certain margin levels and our members' rates are not regulated by the Georgia Public Service Commission, pressure from their consumer members not to raise rates excessively could affect financial performance. Thus, we are exposed to the risk that one or more members could default in the performance of their obligations to us under the wholesale power contracts. Our ability to satisfy our financial obligations could be adversely affected if one or more of our members, particularly one of the larger members, defaulted on their payment obligations to us. Although the wholesale power contracts obligate non-defaulting members to pay the amount of any payment default pursuant to a pro rata step-up formula, there can be no guarantee that the non-defaulting members would be able to fulfill this obligation.

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

(2)
Nominal plant capacity identified in the power purchase and sale agreement with Doyle I, LLC. We have exercised our option to purchase Doyle and expect to complete this acquisition in August 2015. (See "– The Plant Agreements – Doyle.")

Plant Performance

    The following table sets forth certain operating performance information of each of our generating facilities:

	Summer Planning Reserve Capacity(1)	Equivalent Availability(2)			Capacity Factor(3)
Unit	(Megawatts)	2014	2013	2012	2014	2013	2012

Plant Hatch
Unit No. 1	262.2	90%	93%	88%	87%	92%	88%
Unit No. 2	264.3	99	88	98	95	87	98
Plant Vogtle
Unit No. 1	344.5	86	100	90	90	101	91
Unit No. 2	344.7	90	86	100	90	88	102
Plant Wansley
Unit No. 1	261.6	88	93	82	13	3	29
Unit No. 2	261.6	72	100	98	15	11	35
Combustion Turbine(4)	0	58	62	59	0	0	0
Plant Scherer
Unit No. 1	490.2	99	84	99	76	64	69
Unit No. 2	514.4	86	88	99	67	67	73
Rocky Mountain(5)
Unit No. 1	272.3	94	93	80	18	14	14
Unit No. 2	272.3	98	94	86	17	17	15
Unit No. 3	272.3	75	94	88	8	11	11
Doyle(5)	348.0	98	91	91	0	1	2
Talbot(5)	668.0	64	78	92	3	2	7
Chattahoochee	458.0	90	89	76	74	66	61
Hawk Road(5)	486.9	87	81	45	4	0	6
Hartwell(5)	301.1	74	82	86	1	1	2
Smith
Unit No. 1	620.0	85	91	81	23	22	42
Unit No. 2	620.0	65	88	86	13	18	32

TOTAL	7,062.4

(1)
Summer Planning Reserve Capacity is the amount used for 2015 capacity reserve planning.
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

Fuel Supply

    Coal.    Coal for Plant Wansley is purchased under term contracts and in spot market transactions. As of February 28, 2015, we had a 119-day coal supply at Plant Wansley based on continuous operation.

    Coal for Scherer Units No. 1 and No. 2 is purchased under term contracts and in spot market transactions. As of February 28, 2015, our coal stockpile at Plant Scherer contained a 50-day supply based on continuous operation. Plant Scherer burns sub-bituminous coal purchased from coal mines in the Powder River Basin in Wyoming.

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

    In 1993, the co-owners of Plants Hatch and Vogtle entered into the Amended and Restated Nuclear Managing Board Agreement, which provides for a managing board to coordinate the implementation and administration of the Plant Hatch and Plant Vogtle Ownership and Operating Agreements, provides for increased rights for the co-owners regarding certain decisions and allows Georgia Power to contract with a third party for the operation of the nuclear units. In 1997, Georgia Power designated Southern Nuclear as the operator of Plants Hatch and Vogtle, pursuant to the Nuclear Operating Agreement between Georgia Power and Southern Nuclear, which the co-owners had previously approved. In connection with the amendments to the Plant Scherer Ownership and Operating Agreements, the co-owners of Plant Scherer entered into the Plant Scherer Managing Board Agreement which provides for a managing board to coordinate the implementation and administration of the Plant Scherer Ownership and Operating Agreements and provides for increased rights for the co-owners regarding certain decisions, but does not alter Georgia Power's role as agent with respect to Plant Scherer.

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

    We have exercised our option to purchase the facility and expect the acquisition to close on August 24, 2015. We currently account for this agreement as a capital lease of the facility for financial reporting purposes (see Note 6 of Notes to Consolidated Financial Statements).

ITEM 3.    LEGAL PROCEEDINGS

    The ultimate outcome of pending litigation against us cannot be predicted at this time; however, we do not anticipate that the ultimate liabilities, if any, arising from such proceedings would have a material effect on our financial condition or results of operations.

Vogtle Units No. 3 and No. 4

    See "BUSINESS – OUR POWER SUPPLY RESOURCES – Future Power Resources – Plant Vogtle Units No. 3 and No. 4" for a discussion of legal proceedings related to our participation in the construction of two additional units at Plant Vogtle.

Patronage Capital Litigation

    On March 13, 2014, a lawsuit was filed in the Superior Court of DeKalb County, Georgia, against us, Georgia Transmission and three of our member distribution cooperatives. Plaintiffs filed an amended complaint on July 28, 2014. The amended complaint challenges the patronage capital distribution practices of Georgia's electric cooperatives and seeks to certify a defendant class of all but one of our 38 members. It was filed by four former consumer-members of four of our members on behalf of themselves and a proposed class of all former consumer-members of our members. Plaintiffs claim that approximately 30% of all the defendants' total allocated patronage capital belongs to former consumer-members. Plaintiffs also allege that patronage capital owed to former consumer-members includes patronage capital allocated by us to our members but not yet distributed to our members. Plaintiffs claim that the patronage capital of former consumer-members held by defendants and the proposed defendant class should be retired immediately when the consumer-members end their membership by terminating service, or alternatively, according to a revolving schedule of no longer than 13 years from the date of its allocation and seek relief to effect such retirements. Plaintiffs further seek to require the defendants to adjust rates in order to establish and maintain reasonable reserves to fund patronage capital retirements on this basis. Plaintiffs also claim that defendants and the proposed defendant class should be required to adopt policies to periodically retire the patronage capital of all consumer-members on a revolving schedule of no longer than 13 years from the date of its allocation. Our first mortgage indenture restricts our ability to distribute patronage capital. See "BUSINESS – OGLETHORPE POWER CORPORATION – First Mortgage Indenture.". Although not expected, if we were ordered by the Court to make distributions of our patronage capital, our first mortgage indenture would require us to raise our rates to a level sufficient so that we could comply with the current patronage capital distribution restrictions, and the rate increases required to meet the Plaintiffs' demands would be significant for a period of years.

    On August 20, 2014, a second patronage capital lawsuit was filed in the Superior Court of DeKalb County against us, Georgia Transmission, and two of our member distribution cooperatives. The case was filed by two current consumer-members of the two member distribution cooperatives named in the lawsuit. Similar to the above described litigation, this complaint challenges the patronage capital distribution practices of Georgia's electric cooperatives; however, one notable difference is that the first case, described above, seeks to bring claims on behalf of former members while this second case seeks to bring claims on behalf of current members. The plaintiffs allege that the defendants have (i) retained patronage capital for an unreasonably long period of time; (ii) conspired with each other to deprive consumer-members of their patronage capital; and (iii) breached bylaw provisions allegedly requiring that patronage capital be retired when the financial condition of the cooperative will not be impaired. The plaintiffs seek unspecified damages and equitable relief, including an order declaring that the defendants be required to retire patronage capital "according to a regular, reasonable revolving plan." Similarly to the litigation described above, although not expected, if we were ordered by the Court to make distributions of our patronage capital, our first mortgage indenture would require us to raise our rates to a level where we could comply with current patronage capital distribution restrictions, and the rate increases required to meet the Plaintiff's demands could be significant for a period of years. The plaintiffs seek to certify three plaintiffs' classes but do not seek to certify a defendants' class.

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

ITEM 4.    MINE SAFETY DISCLOSURES

    Not Applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

    Not applicable.

ITEM 6.    SELECTED FINANCIAL DATA

    The following table presents our selected historical financial data. The financial data presented as of the end of and for each year in the five-year period ended December 31, 2014, has been derived from our audited financial statements. This data should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

	(dollars in thousands)
	2014	2013	2012	2011	2010

STATEMENTS OF REVENUES AND EXPENSES DATA
Operating revenues:
Sales to Members	$1,314,869	$1,166,618	$1,204,008	$1,224,238	$1,292,667
Sales to non-Members	93,294	78,758	120,102	166,040	1,478

Total operating revenues	1,408,163	1,245,376	1,324,110	1,390,278	1,294,145

Operating expenses:
Fuel	515,729	442,425	516,223	531,147	501,113
Production	428,801	369,730	371,909	357,069	332,236
Purchased power	71,799	56,084	50,022	56,634	59,076
Depreciation and amortization	166,247	158,375	160,849	199,040	131,491
Accretion	24,616	22,900	19,554	18,249	17,131
Deferral of Hawk Road and Smith Energy Facilities effect on net margin	(58,426)	(35,662)	(16,280)	(9,681)	13,849

Total operating expenses	1,148,766	1,013,852	1,102,277	1,152,458	1,054,896

Operating margin	259,397	231,524	221,833	237,820	239,249
Other income, net	46,371	43,433	61,487	44,264	43,651
Net interest charges	(259,133)	(233,477)	(244,000)	(244,347)	(249,167)

Net margin	$46,635	$41,480	$39,320	$37,737	$33,733

BALANCE SHEET DATA
Electric plant, net:
In service	$4,582,551	$4,434,728	$4,034,620	$4,007,281	$3,570,522
Nuclear fuel, at amortized cost	369,529	341,012	321,196	284,205	249,563
Construction work in progress	2,374,392	2,212,224	2,240,920	1,784,264	1,195,475

Total electric plant	$7,326,472	$6,987,964	$6,596,736	$6,075,750	$5,015,560

Total assets	$9,546,243	$9,095,212	$8,314,566	$8,078,829	$6,997,062

Capitalization:
Long-term debt	$7,256,995	$6,954,293	$5,930,449	$5,692,503	$4,796,154
Obligations under capital leases	121,731	140,212	161,249	191,900	212,561
Obligations under Rocky Mountain transactions	16,434	15,379	14,392	132,048	123,573
Patronage capital and membership fees	761,124	714,489	673,009	633,689	595,952
Accumulated other comprehensive (gain) loss	468	(549)	903	618	(469)

Subtotal	8,156,752	7,823,824	6,780,002	6,650,758	5,727,771
Less: long-term debt and capital leases due within one year	(160,754)	(152,153)	(168,393)	(172,818)	(170,947)
Less: unamortized bond discounts on long-term debt	(4,516)	(3,103)	(3,232)	(1,879)	(1,353)

Total capitalization	$7,991,482	$7,668,568	$6,608,377	$6,476,061	$5,555,471

Property additions	$558,778	$628,216	$646,486	$839,503	$669,206

OTHER DATA
Energy supply (megawatt-hours):
Generated	21,699,553	20,648,325	24,883,009	22,296,829	22,599,257
Purchased	400,699	198,272	107,104	287,522	417,094

Available for sale	22,100,252	20,846,597	24,990,113	22,584,351	23,016,351

Member revenues per kWh sold	6.52¢	6.29¢	5.77¢	6.25¢	5.71¢

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

  General

    Our principal business is reliably providing wholesale electric service to our 38 members in a safe and cost effective manner. Consequently, our revenues and cash flow are primarily derived from sales to our members pursuant to take-or-pay wholesale power contracts that extend through 2050. These contracts obligate our members jointly and severally to pay all of our costs and expenses associated with owning and operating our power supply business. To that end, our rate structure provides for a pass-through of actual energy costs. Charges for fixed costs, including capacity, other non-energy charges, debt service obligations and the margin required to meet our budgeted margins for interest ratio are carefully managed throughout the year to ensure that we collect sufficient capacity-related revenues. Our rate structure provides us with the ability to manage our revenues to assure full recovery of our costs and has enabled us consistently to meet our financial obligations since our formation in 1974.

  2014 Financial Results

    We remain well positioned, both financially and operationally, to fulfill our obligations to our members, bondholders and creditors. Our revenues in 2014 were more than sufficient to recover all of our costs and to satisfy all of our debt service obligations and financial covenants. Specifically, we recorded a net margin of $46.6 million in 2014, which achieved the 1.14 margins for interest ratio approved by our board of directors and exceeded the 1.10 margins for interest ratio required to meet the rate covenant under our first mortgage indenture.

    Since 2009, we targeted higher margins than necessary to meet our margins for interest ratio covenant of 1.10. We believe this was prudent due to significant capital expenditures and increased debt to fund those capital expenditures. We have achieved our targeted margins each year since 2009 and, as a result, our patronage capital increased significantly, from $536 million at December 31, 2008 to $761 million at December 31, 2014. For 2015, we are again targeting a margins for interest ratio of 1.14, effectively increasing our annual margins by 40% over the minimum required level. We anticipate that we will continue to target a 1.14 margins for interest ratio target through the completion of Vogtle Units No. 3 and No. 4 construction.

    In connection with expanding our generation capacity and upgrading our generation facilities, our total assets have increased to $9.5 billion at December 31, 2014 from $5.0 billion at December 31, 2008, and our total debt, including capital leases, has increased to $7.4 billion from $3.6 billion during the same period. As we continue to construct Vogtle Units No. 3 and No. 4 and upgrade our other facilities, our assets, debt, and equity will continue to increase.

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

  Environmental Regulations

    A key component in effective asset management is maintaining compliance with all applicable environmental regulatory standards. In general, environmental regulations are becoming increasingly stringent which is presenting challenges to us and our members. Through 2014, we had spent approximately $1.1 billion on various projects at our coal-fired facilities in order to comply with the Georgia "multi-pollutant rule" and other regulatory requirements. As an electric cooperative that operates on a not-for-profit basis, our compliance costs are ultimately borne by our members' electricity consumers.

    In June 2014, the EPA proposed its "Clean Power Plan," designed to cut carbon dioxide emissions from existing fossil-fueled power plants nationwide by an average of 30% from 2005 levels by 2030, with interim goals beginning in 2020. We believe that the rule, as proposed, is significantly flawed and filed comments with the EPA detailing several objections. We also believe that the proposed rule unfairly targets Georgia, by proposing a 48% reduction in emission rates from 2012 levels, and could have significant negative consequences for the economy and electric systems of Georgia and nationwide. If finalized as proposed, our preliminary analysis, which incorporates both the power supply that our members receive from us as well as from other sources, indicates that the median aggregate costs to our members for a representative compliance scenario would be approximately $10 billion over the fifteen year period from 2020-2034. However, certain scenarios indicate that the compliance costs could reach $20 billion for that same period particularly if renewable energy or energy efficiency measures are mandated as part of the approach required and state emission rate targets require significant reductions in carbon intensity and significant reductions in operations at our coal plants. Despite the potential compliance costs and operational disruption that may result from the Clean Power Plan, we believe that we can effectively manage such challenges and that our diverse asset base positions us well to continue to meet our members' needs.

    Two other environmental regulations that could have an impact on us are the recently finalized coal combustion residuals rule and the proposed effluent water regulations. Preliminary analysis of those rules indicates that our cost to comply will be approximately $200 million over the next six years.

  Vogtle Units No. 3 and No. 4

    In addition to the efficient management of our existing resources, we, through our agent, Georgia Power, and the other Co-owners of Plant Vogtle have contracted with Westinghouse and Stone & Webster to construct two additional nuclear units at the Plant Vogtle site. These units will have an aggregate generating capacity of approximately 2,200 megawatts and our 30% undivided interest will entitle us to approximately 660 megawatts of carbon-free, baseload generating capacity.

    As is often the case in the construction of large, complex generation facilities, significant issues have materialized during the course of licensing and construction that have caused revisions to the original schedule and budget. Most recently, in January 2015, the Contractors notified Georgia Power, on behalf of the Co-owners, of a revised integrated project schedule that provides for commercial operation dates for Vogtle Units No. 3 and No. 4 in the second quarter of 2019 and 2020, respectively, an 18-month delay from the prior anticipated commercial operation dates of December 2017 and December 2018. Based on this incremental delay, our estimated project budget, which includes a contingency amount, has increased from $4.5 billion to $5.0 billion.

    We and the other Co-owners are currently in litigation with the Contractor regarding the cost responsibility for certain project-related delays. Both in this litigation and generally, we are aggressively seeking to enforce the terms of the EPC Agreement and have not agreed to any change to the guaranteed substantial completion dates of 2016 and 2017, respectively. We also expect to seek liquidated damages for certain of the Contractor's delays.

    Although we are disappointed by the Contractor's continued performance delays, the project is now more than 50% complete and the Contractor continues to make progress on critical path activities. We, along with the other Co-owners, have an uncompromising focus on safety and quality in the construction of these units and are focused on working with the Contractor and Nuclear Regulatory Commission to ensure that this project meets the rigorous safety standards applicable to this "first of a kind" endeavor. We believe that Vogtle Units No. 3 and No. 4 will be valuable long-term assets that will play a key role in maintaining a diversified generation portfolio and reliably serving the long-term power needs of our members, and we remain firmly committed to the completion of these units.

  Liquidity Position

    One of the most positive attributes contributing to our solid financial standing is our strong liquidity position. This liquidity is comprised of a diversified, cost-effective mix of cash (including short-term investments), committed lines of credit and commercial paper. Our primary source of liquidity is a $1.21 billion unsecured credit facility, which also supports our commercial paper program, which we amended and renewed in March 2015 and extends through March 2020. We have another $400 million available through additional secured and unsecured credit facilities.

    We regularly analyze our liquidity program to appropriately size our credit portfolio to match our anticipated financial needs over the near-term. Securing $493 million of long-term financing from the Rural Utilities Service for the acquisition of Smith and closing on the $3.057 billion Department of Energy-guaranteed loan to finance a portion of the construction of Vogtle Units No. 3 and No. 4, under which we had advanced $875 million as of December 31, 2014, are two factors that prompted us to reduce our overall liquidity by approximately $400 million over the past six months through restructuring our portfolio of credit facilities. We will continue to evaluate our anticipated financial needs and will maintain a robust liquidity program based on those needs.

  Outlook for 2015

    We remain focused on providing reliable, safe, and cost-effective energy to our members and the 4.2 million people they serve and believe we continue to be well positioned to do so. As part of this effort, during 2015 we will be preparing to integrate the Hawk Road and Smith Energy Facilities, an additional 1,750 megawatts of capacity, into the mix of assets that we utilize to meet our members' power supply needs beginning on January 1, 2016. As discussed above, there are certain risks and challenges that we must continue to address; however, as we manage our risks, we intend to keep doing what we have done so successfully for the last 41 years, including, among other things:

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

    Regulatory Accounting.    We are subject to the provisions of the Financial Accounting Standards Board (FASB) authoritative guidance issued regarding regulated operations. The guidance permits us to record regulatory assets and regulatory liabilities to reflect future cost recoveries or refunds, respectively, that we have a right to pass through to our members. At December 31, 2014, our regulatory assets and liabilities totaled $484.0 million and $194.1 million, respectively. While we do not currently foresee any events such as competition or other factors that would make it not probable that we will recover these costs from our members as future revenues through rates under our wholesale power contracts, if such an event were to occur, we could no longer apply the provisions of accounting for regulated operations, which would require us to eliminate all regulatory assets and liabilities that had been recognized as a charge to our statement of revenues and expenses and begin recognizing assets and liabilities in a manner similar to other businesses in general. In addition, we would be required to determine any impairment to other assets, including plants, and write-down those assets, if impaired, to their fair values.

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

    A significant portion of our asset retirement obligations relates to our share of the future cost to decommission our operating nuclear units. At December 31, 2014, our nuclear decommissioning asset retirement obligation totaled $369.0 million, which represented approximately 85% of our total asset retirement obligations. Our remaining asset retirement obligations relate to non-nuclear retirement obligations such as those related to our share of coal facilities.

    Given its significance, we consider our nuclear decommissioning liabilities critical estimates. Approximately every three years, new decommissioning studies for Plants Hatch and Vogtle are performed. These studies provide us with periodic site-specific "base year" cost studies in order to estimate the nature, cost and timing of planned decommissioning activities for the plants. These cost studies are based on relevant information available at the time they are performed; however, estimates of future cash flows for extended periods are by nature highly uncertain and may vary significantly from actual results. In addition, these estimates are dependent on subjective factors, including the selection of cost escalation rates, which we consider to be a critical assumption. Our current estimates are based upon studies that were performed in 2012 and adopted December 31, 2012. For ratemaking purposes, we record decommissioning costs over the expected service life of each unit. The impact on measurements of asset retirement obligations using different assumptions in the future may be significant.

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

    Prior to 2009, we budgeted and achieved annual margins for interest ratios of 1.10, the minimum required by the first mortgage indenture. To enhance margin coverage during a period of increased capital requirements, our board of directors has approved budgets with margins for interest ratios that exceeded 1.10. Since 2010, we have achieved our board approved margins for interest ratio of 1.14, and our board has approved a margins for interest ratio of 1.14 for 2015. As our capital requirements continue to evolve, our board will continue to evaluate the level of margin coverage and may choose to change the targeted margins for interest ratio in the future, although not below 1.10.

  Patronage Capital

    Retained net margins are designated on our balance sheets as patronage capital. As a cooperative, patronage capital constitutes our principal equity. As of December 31, 2014, we had $761 million in patronage capital and membership fees. Our equity ratio, calculated as patronage capital and membership fees divided by total capitalization and long-term debt due within one year, was 9.3% at December 31, 2014 and 9.1% at December 31, 2013.

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

  Rate Regulation

    Under our loan agreements with each of the Rural Utilities Service and Department of Energy, changes to our rates resulting from adjustments in our annual budget are generally not subject to their approval. We must provide the Rural Utilities Service and Department of Energy with a notice of and opportunity to object to most changes to the formulary rate under the wholesale power contracts. See "BUSINESS – OGLETHORPE POWER CORPORATION – Relationship with Federal Lenders – Rural Utilities Service." Currently, our rates are not subject to the approval of any other federal or state agency or authority, including the Georgia Public Service Commission.

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

    Our energy sales to our members fluctuate from period to period based on several factors, including weather. Due to extreme cold winter weather in Georgia in 2014, and an unusually mild summer in 2013, member demand and energy requirements, and therefore, our energy sales to our members were significantly higher in 2014 compared with 2013 and were significantly lower in 2013 compared with 2012; the higher 2014 energy sales also led to higher fuel costs and, consequently, higher operating expenses in 2014.

    Since we pass through all of our costs to members, including fuel cost, which is one of our most significant operating costs, the cost of our energy sales to our members is significantly affected by fuel prices, especially the price of natural gas, which has historically faced considerable price volatility. Consistent with the overall domestic natural gas market, our price of natural gas was slightly higher in each of 2014 and 2013 compared with the previous years, however the price of natural gas in each of these years still remains significantly lower than it has been in the recent past. The slightly increased 2013 and 2014 prices resulted in increased fuel costs and, since we pass these costs through to our members as energy charges, increased energy revenues from our members. Nevertheless, the overall trend of lower natural gas prices has led to increased natural gas-fired generation over the last several years which displaced some of our coal generation, particularly at Plant Wansley which burns higher cost Eastern coal.

    Decisions to dispatch our major power plants, which may have a significant effect on our results, are driven primarily by relative fuel prices and energy requirements of our members, but are also affected by factors such as outages for maintenance or refueling. In 2014, Plant Wansley, one of our baseload coal facilities, was dispatched to conduct extensive testing of environmental equipment placed into service in that year, while in 2013, it was in reserve shutdown for most of the year primarily due to more economical generation from natural gas-fired facilities coupled with the reduced energy requirements from our members in 2013. Our nuclear units require refueling on an 18 to 24 month cycle and these refueling outages, which typically last several weeks, resulted in fluctuations in nuclear plant availability and generation in each of the last three years. These shutdowns and outages significantly reduced generation at the affected plants, reduced kilowatt-hour sales to and energy revenues from our members during the period that the plants were not generating power.

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

  Net Margin

    Our net margin for the years ended December 31, 2014, 2013 and 2012 was $46.6 million, $41.5 million and $39.3 million, respectively. These amounts produced respective margins for interest ratios of 1.14 in 2014, 2013 and 2012. For additional information on our margin requirement, see "– Summary of Cooperative Operations – Rate Regulation."

  Operating Revenues

    Sales to Members.    We generate revenues principally from the sale of electric capacity and energy. The components of member revenues were as follows:

	(in thousands)			2014 vs. 2013	2013 vs. 2012
	2014	2013	2012	% Change	% Change

Capacity revenues	$752,686	$697,332	$675,467	7.9%	3.2%
Energy revenues	562,183	469,286	528,541	19.8%	–11.2%

Total	$1,314,869	$1,166,618	$1,204,008	12.7%	–3.1%

    Capacity revenues are the revenues we receive for electric service whether or not our generation and purchased power resources are dispatched to produce electricity and are designed to recover the fixed costs associated with our business, including fixed production expenses, depreciation and amortization expenses and interest charges, plus a targeted margin.

    Energy revenues are earned by selling electricity to our members, which involves generating or purchasing electricity for our members. The increase in energy revenues in 2014 as compared to 2013 was partly due to an increase in higher cost coal-fired generation and to a change in the mix of our natural gas generation with an increase in generation from our higher cost combustion turbines facilities as well as higher prices for natural gas. Energy revenues from members were lower in 2013 compared to 2012 primarily due to lower coal and natural-gas fired generation. For a discussion of fuel costs, see "– Operating Expenses."

    The following table summarizes the kilowatt-hours (in thousands) sold to members and total revenues per kilowatt-hour during each of the past three years:

	2014	2013	2012	2014 vs 2013 % Change	2013 vs 2012 % Change

kWh Sales	20,154,108	18,549,886	20,852,826	8.6%	–11.0%
Cents/kWh	6.52	6.29	5.77	3.7%	9.0%

    Extreme cold weather during the winter of 2014 and somewhat warmer summer weather contributed to the increase in kilowatt-hours of generation sold to members in 2014 compared to 2013. Milder weather in 2013 compared to 2012 contributed to the decrease in kilowatt-hours of generation sold to our members. For further discussion regarding fuel costs, see "– Operating Expenses."

    The energy portion of member revenues per kilowatt-hour increased 10.3% for the year ended December 31, 2014 compared to the year ended December 31, 2013 and decreased 0.2% for the year ended December 31, 2013 compared to the year ended December 31, 2012. The higher average revenue per kilowatt-hour in 2014 compared to 2013 was primarily due to the pass-through of higher fuel costs. For further discussion regarding fuel costs, see "– Operating Expenses."

    Sales to Non-members.    Our sales to non-members in 2014, 2013 and 2012 consisted primarily of capacity and energy sales at Smith. The Smith acquisition in 2011 included a power purchase and sale agreement with Georgia Power that expired on May 31, 2012. The decrease in 2013 compared to 2012 was due in part to the expiration of this agreement as well as lower energy demand in 2013 that was a result of milder weather. The increase in non-member sales in 2014 as compared to 2013 was primarily due to sales of natural gas of $10.8 million during the first quarter of 2014.

  Operating Expenses

    Our operating expenses increased 13.3% for the year ended December 31, 2014 compared to the year ended December 31, 2013 and decreased 8.0% for the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase in 2014 compared to 2013 was primarily due to higher fuel costs, higher production expenses and higher purchased power costs. The decrease in 2013 compared to 2012 was primarily due to lower fuel costs.

    The following table summarizes our kilowatt-hour generation and fuel costs by generating source.

	Cost					Generation					Cents per kWh
	(dollars in thousands)					(kWh in thousands)
Fuel Source	2014	2013	2012	2014 % Change Prior Yr	2013 % Change Prior Yr	2014	2013	2012	2014 % Change Prior Yr	2013 % Change Prior Yr	2014	2013	2012	2014 % Change Prior Yr	2013 % Change Prior Yr

Coal	$213,655	$174,296	$231,130	22.6%	–24.6%	6,943,974	6,031,325	7,691,759	15.1%	–21.6%	3.08	2.89	3.00	6.5%	–3.8%
Nuclear	85,166	86,834	81,724	–1.9%	6.3%	9,771,058	9,870,009	10,182,492	–1.0%	–3.1%	0.87	0.88	0.80	–0.9%	9.6%
Gas:
Combined Cycle	186,950	168,424	169,695	11.0%	–0.7%	4,961,570	4,997,504	6,611,277	–0.7%	–24.4%	3.77	3.37	2.57	11.8%	31.3%
Combustion Turbine	29,958	12,871	33,674	132.8%	–61.8%	445,787	174,008	768,472	156.2%	–77.4%	6.72	7.40	4.38	–9.1%	68.8%

	$515,729	$442,425	$516,223	16.6%	–14.3%	22,122,389	21,072,846	25,254,000	5.0%	–16.6%	2.33	2.10	2.04	11.0%	2.7%

    The increase in total fuel costs for 2014 compared to 2013 was partly due to increases in coal-fired generation at Plants Scherer and Wansley and partly due to a change in the mix of our natural gas generation with an increase from our combustion turbine facilities as well as an increase in prices for natural gas. Generation from Plant Scherer increased 9.4% in 2014 compared to 2013 due to an increase in member demand driven in part by the extreme cold winter weather in 2014. Generation at Plant Wansley increased by 373,000 megawatt-hours primarily due to extensive testing of environmental equipment placed into service in 2014 as compared to 2013 when it was in reserve shut down for most of the year. The decrease in total fuel costs for 2013 compared to 2012 was primarily due to lower generation at Plant Wansley and our natural gas-fired facilities. Plant Wansley was in reserve shutdown for most of 2013 primarily due to more economical generation from natural gas-fired facilities. Generation from our gas-fired facilities also decreased in 2013 compared to 2012 due to lower utilization of Smith, although most of our gas-fired facilities experienced a decrease in generation in 2013. The decrease in total fuel costs due to lower generation was partially offset by an increase in natural gas prices in 2013.

    The changes in total fuel costs are also impacted by the amount of realized gains and losses incurred for natural gas financial hedging contracts utilized for managing exposure to fluctuations in the market prices of natural gas. For 2014 we realized a net gain of $848,000. For 2013 and 2012 we realized net losses of $3.3 million and $8.1 million, respectively.

    Production costs increased 16.0% for the year ended December 31, 2014 compared to the year ended December 31, 2013 and decreased 0.6% for the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase in production expenses in 2014 compared to 2013 resulted partly from (i) planned maintenance outage work at the Smith Energy Facility, (ii) higher operations and maintenance costs at our co-owned facilities, including higher environmental expenses at the coal-fired plants and (iii) the cost of natural gas sold to non-members of $6 million. The increase in purchased power costs for the year ended December 31, 2014 as compared to the year ended December 31, 2013 resulted primarily from an increase in kilowatt-hours acquired under our energy replacement program, which replaces power from our owned generation facilities with power purchased on the spot market at a lower price.

    The effect on net margin of Smith and Hawk Road is being deferred until 2016 at which time the amounts will be amortized over the remaining life of the plants. In implementing the deferral plans, we assumed that our members would not require energy from the plants until 2016. If any of our members subscribed to Smith elect to take energy from Smith prior to 2016, the deferral of the effect on net margin would terminate for that member and the amortization of that member's deferral would commence immediately. The increase in cost deferrals in 2014 compared to 2013 resulted primarily from planned major outage work performed in 2014. The increase in cost deferrals 2013 compared to 2012 resulted primarily from a decrease in non-member sales at Smith as discussed above.

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

  Interest Charges

    Interest on long-term debt and capital leases increased by 9.9% for the year ended December 31, 2014 compared to the year ended December 31, 2013 and increased 2.0% for the year ended December 31, 2013 compared to the year ended December 31, 2012. The increases in 2014 and 2013 compared to the same prior year periods are primarily due to the increased debt issued to finance the construction of Vogtle Units No. 3 and No. 4.

    Allowance for debt funds used during construction increased by 6.5% for 2014 compared to 2013 and by 14.3% for 2013 compared to 2012 primarily due to capital expenditures for Plant Scherer and Vogtle Units No. 3 and No. 4. The smaller increase in 2014 as compared to 2013 resulted from environmental capital improvements at Plant Scherer being placed into service in 2013 and mid-2014.

Financial Condition

  Overview

    Consistent with our budgeted margin for 2014, we achieved a 1.14 margins for interest ratio which produced a net margin of $46.6 million. This net margin increased our total patronage capital (our equity) and membership fees to $761.1 million at December 31, 2014. Our 2015 budget again targets a 1.14 margins for interest ratio.

    Our equity to total capitalization ratio increased slightly from 9.1% at December 31, 2013 to 9.3% at December 31, 2014. However, in recent years our equity to capitalization ratio has been decreasing due to the amount of new debt we have incurred in connection with the expansion of our generation fleet. During the peak years of the Plant Vogtle construction, we anticipate that our equity to capitalization ratio will continue to be constrained, even though the absolute level of margins and patronage capital is increasing.

    We had a strong liquidity position at December 31, 2014, with $1.36 billion of unrestricted available liquidity, including $237 million of cash.

    Our total assets increased to $9.5 billion at December 31, 2014 from $9.1 billion at December 31, 2013. The majority of this increase relates to an increase in total electric plant in connection with constructing the additional units at Plant Vogtle.

    We maintained adequate access to capital throughout 2014, issuing $250 million of long-term debt in the capital markets. We also utilized commercial paper to provide interim financing for the Plant Vogtle construction and for other purposes at a very low cost. The average cost of funds on the $234 million of commercial paper outstanding at December 31, 2014 was 0.28%. In addition, through the Federal Financing Bank we advanced $37 million under various RUS-guaranteed loans and $875 million, including capitalized interest, under our DOE-guaranteed loan for the new Vogtle units. See "– Financing Activities" for a discussion of the long-term financing of the new Vogtle units.

    There was a net increase in long-term debt and capital leases of $282.8 million at December 31, 2014 compared to December 31, 2013. The weighted average interest rate on the $7.4 billion of long-term debt and capital leases outstanding at December 31, 2014 was 4.55%.

    Property additions during 2014 totaled $559 million. These additions include costs related to the construction of the new Vogtle units, environmental control facilities being installed at Plants Scherer and Wansley, normal additions and replacements to existing generation facilities and purchases of nuclear fuel.

  Sources of Capital and Liquidity

    Sources of Capital.    Our operations have historically provided a sizable contribution to the funding of capital requirements, such that internally generated funds have provided interim or long-term funding for nuclear fuel purchases, replacements and additions to existing generation facilities, general plant additions, and retirement of long-term debt. However, due to the significant amount of expenditures relating to the construction of the new units at Plant Vogtle, we are currently funding our capital requirements through a combination of funds generated from operations and short-term and long-term borrowings.

    We have historically obtained a substantial portion of our long-term financing from Rural Utilities Service-guaranteed loans funded by the Federal Financing Bank.

However, Rural Utilities Service funding levels for projects we may choose to undertake are uncertain and may be limited at any point in the future due to budgetary and political pressures faced by Congress. Although Congress has historically rejected proposals to dramatically curtail or redirect the Rural Utilities Service loan program, there can be no assurance that it will continue to do so. Because of these factors, we cannot predict the amount or cost of Rural Utilities Service loans that may be available to us in the future.

    Additionally, in February 2014 we obtained a loan from the Federal Financing Bank that is guaranteed by the Department of Energy that will fund up to $3.057 billion of the estimated $5.0 billion cost to construct our 30% undivided interest in the two new nuclear units at Plant Vogtle. Our continued access to funds under the Department of Energy-guaranteed loan is subject to our ability to meet certain conditions related to our business and the Vogtle project and also requires certain third parties related to the Vogtle project to comply with certain laws.

    See "BUSINESS – OGLETHORPE POWER CORPORATION – Relationship with Federal Lenders."

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

    Liquidity.    At December 31, 2014, we had $1.36 billion of unrestricted available liquidity to meet short-term cash needs and liquidity requirements, consisting of $237 million of cash and cash equivalents and $1.12 billion of unused and available committed credit arrangements.

    Net cash provided by operating activities was $355 million in 2014, and averaged $248 million per year for the three-year period 2012 through 2014.

    We continually monitor our anticipated liquidity needs to gauge the appropriate level of liquidity to maintain. In 2013 we closed on a $493 million long-term Federal Financing Bank loan that is guaranteed by the Rural Utilities Service to fund the cost of acquiring the Smith Facility, and in 2014 we closed on a $3.057 billion Federal Financing Bank loan that is guaranteed by the Department of Energy to fund approximately 70% of the cost of constructing the new Vogtle units. We subsequently undertook a review of our liquidity needs which resulted in a decision to reduce our overall liquidity portfolio by approximately $400 million. We accomplished the liquidity reduction in two steps. As a first step, we elected not to renew the $150 million unsecured credit facility led by CoBank that expired on September 30, 2014. Secondly, on March 23, 2015, we replaced our $1.265 billion credit facility led by Bank of America with a $1.21 billion credit facility led by CFC and also reduced by $210 million the total amount of bilateral credit facilities that were in place with CFC prior to the closing of this transaction. The net effect of this second step was a $265 million reduction of liquidity. Combined, these actions have reduced liquidity available under our unsecured bank credit facilities by $415 million. We will continue to monitor our liquidity program to ensure that our credit portfolio appropriately covers our anticipated financial needs.

    At March 23, 2015, we had $1.61 billion of committed credit arrangements in place and $1.03 billion available under these facilities. The four separate facilities are reflected in the table below:

Committed Credit Facilities

	(dollars in millions)
	Authorized Amount	Available 3/23/2015		Expiration Date

Unsecured Facilities:
Syndicated Line led by CFC	$1,210	$742	(1)	March 2020
CFC Line of Credit(2)	110	110		December 2018
JPMorgan Chase Line of Credit	150	34	(3)	November 2016
Secured Facilities:
CFC Term Loan(2)	250	250		December 2018

(1)
Of the portion of this facility that was unavailable at 3/23/15, $332 million was dedicated to support outstanding commercial paper and $136 million related to letters of credit issued to support variable rate demand bonds.

(2)
Any amounts drawn under the $110 million unsecured line of credit with CFC will reduce the amount that can be drawn under the $250 million secured term loan. Any amounts borrowed under the $250 million term loan would be secured under our first mortgage indenture, with a maturity no later than December 31, 2043.

(3)
Of the portion of this facility that was unavailable at 3/23/15, $114 million related to letters of credit issued to support variable rate demand bonds and $2 million related to letters of credit issued to post collateral to third parties.

    We have the flexibility to use the $1.21 billion syndicated line of credit for several purposes, including borrowing for general corporate purposes, issuing letters of credit and to support up to $1.0 billion of outstanding commercial paper.

    Under our commercial paper program we are authorized to issue commercial paper in amounts that do not exceed the amount of any committed backup lines of credit, thereby providing 100% dedicated support for any commercial paper outstanding.

    Under our unsecured committed lines of credit, we have the ability to issue letters of credit totaling $760 million in the aggregate, of which $509 million remained available at March 23, 2015. However, amounts related to issued letters of credit reduce the amount that would otherwise be available to draw for working capital needs. Also, due to the requirement to have 100% dedicated backup for any commercial paper outstanding, any amounts drawn under our committed credit facilities for working capital or related to issued letters of credit will reduce the amount of commercial paper that we can issue. The majority of our outstanding letters of credit are for the purpose of providing credit enhancement on variable rate demand bonds.

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

    Between projected cash on hand and the credit arrangements currently in place, we believe we have sufficient liquidity to cover normal operations and our interim financing needs, including interim financing for the new Vogtle units until permanent funds are advanced under the DOE loan.

    Two of our line of credit facilities contain similar financial covenants that require us to maintain minimum patronage capital levels. Currently, we are required to maintain minimum patronage capital of $675 million. As of December 31, 2014, our patronage capital balance was $761 million. These agreements contain an additional covenant that limits our secured indebtedness and our unsecured indebtedness, both as defined in the credit agreements, to $12 billion and $4 billion, respectively. At December 31, 2014, we had approximately $7.4 billion of secured indebtedness outstanding and $234 million of unsecured indebtedness outstanding.

    Under a power bill prepayment program we offer, members can prepay their power bills from us at a discount for an agreed number of months in advance, after which point the funds are credited against the participating members' monthly power bills. We currently have 20 members participating in the program and a year-end balance of $198 million remaining to be applied against future power bills.

    In addition to unrestricted available liquidity, at December 31, 2014 we had $365 million of restricted liquidity in connection with deposits made into a Rural Utilities Service Cushion of Credit Account. Deposits into the Cushion of Credit Account are voluntary and earn a rate of interest of 5% per annum. The funds in the account, including interest thereon, can only be applied to debt service on Rural Utilities Service notes and Rural Utilities Service-guaranteed Federal Financing Bank notes. From time to time we may deposit additional funds into the Cushion of Credit Account.

    Liquidity Covenants.    At December 31, 2014, we had only one financial agreement in place containing a liquidity covenant. This covenant is in connection with the Rocky Mountain lease transaction and requires us to maintain minimum liquidity of $50 million at all times during the term of the lease. We had sufficient liquidity to meet this covenant in 2014 and expect to have sufficient liquidity to meet this covenant in 2015. For a discussion of the Rocky Mountain lease transaction, see Note 4 of Notes to Consolidated Financial Statements.

  Financing Activities

    First Mortgage Indenture.    At December 31, 2014, we had $7.3 billion of outstanding debt secured equally and ratably under our first mortgage indenture, an increase of $1.1 billion from December 31, 2013. A substantial portion of this increase relates to funds advanced under the Department of Energy-guaranteed Federal Financing Bank loan covering the construction of the new Vogtle units. From time to time, we may issue additional first mortgage obligations ranking equally and ratably with the existing first mortgage indenture obligations. The aggregate principal amount of obligations that may be issued under the first mortgage indenture is not limited; however, our ability to issue additional obligations under the first mortgage indenture is subject to certain requirements related to the certified value of certain of our tangible property, repayment of obligations outstanding under the first mortgage indenture and payments made under certain pledged contracts relating to property to be acquired.

    Rural Utilities Service-Guaranteed Loans.    We currently have three approved Rural Utilities Service-guaranteed loans, funded through the Federal Financing Bank, totaling $561 million that are in various stages of being drawn down, with $226 million remaining to be advanced. As of December 31, 2014, we had $2.6 billion of debt outstanding under various Rural Utilities Service-guaranteed loans, a decrease of $94 million from December 31, 2013.

    All of the approved Rural Utilities Service loans will be funded through the Federal Financing Bank and guaranteed by the Rural Utilities Service, and the debt will be secured ratably with all other debt under our first mortgage indenture.

    Department of Energy-Guaranteed Loan.    In February 2014, we closed on a loan facility with the Department of Energy that will fund up to $3.057 billion of the cost to construct our 30% undivided share of Vogtle Units No. 3 and No. 4. The loan is being funded by the Federal Financing Bank and is backed by a federal loan guarantee provided by the Department of Energy. At December 31, 2014, we had advanced $875 million, including capitalized interest, under this loan. At December 31, 2014, we had the capacity to fund an additional $700 million under the facility based on the amount of eligible project costs already incurred. We anticipate making draws under the Department of Energy loan on at least a semi-annual basis through 2020 to meet our funding requirements as construction progresses.

    All of the debt under this loan will be secured ratably with all other debt under our first mortgage indenture.

    Bond Financings.    In June 2014, we issued $250 million of Series 2014A first mortgage bonds to provide long-term financing for general and environmental improvements to certain of our existing facilities and for general corporate purposes.

  Capital Requirements

    Capital Expenditures.    As part of our ongoing capital planning, we forecast expenditures required for generating facilities and other capital projects. The table below details these forecasts for 2015 through 2017. Actual expenditures may vary from the estimates listed in the table because of factors such as changes in business conditions, design changes and rework required by regulatory bodies, delays in obtaining necessary regulatory approvals, construction delays, changing environmental requirements, and changes in cost of capital, equipment, material and labor.

Capital Expenditures(1)
(dollars in millions)
	2015	2016	2017	Total

Future Generation(2)	$423	$566	$456	$1,445
Existing Generation(3)	169	145	139	453
Environmental Compliance(4)	17	26	38	81
Nuclear Fuel(5)	75	80	87	242
General Plant	9	7	6	22

Total	$693	$824	$726	$2,243

(1)
Includes allowance for funds used during construction.

(2)
Relates to construction of Vogtle Units No. 3 and No. 4, excluding initial nuclear fuel core.

(3)
Normal additions and replacements to plant in-service

(4)
Pollution control equipment and facilities being installed at coal-fired Plants Scherer and Wansley.

(5)
Includes nuclear fuel on existing nuclear units and initial nuclear fuel core for Vogtle Units No. 3 and No. 4.

    In addition to the amounts reflected in the table above, we expect to incur capitalized costs of $1.06 billion to complete construction of Vogtle Units No. 3 and No. 4. For information regarding the financing for this project, see "– Financing Activities."

    We are currently subject to extensive environmental regulations and may be subject to future additional environmental regulations, including future implementation of existing laws and regulations. Since alternative legislative and regulatory environmental compliance programs continue to be debated on a national level, we cannot predict what capital costs may ultimately be required. Therefore, environmental expenditures included in the above table only include amounts related to budgeted projects to comply with existing and certain well-defined proposed rules and regulations and do not include amounts related to compliance with other, less certain proposed rules, such as the Clean Power Plan.

    Several major environmental compliance projects were completed over the last decade at our coal-fired plants to comply with the Georgia "multi-pollutant rule" and other regulatory requirements. These projects included the installation of flue gas desulfurization equipment for control of sulfur dioxide, selective catalytic reduction systems for control of oxides of nitrogen (an ozone precursor) and activated carbon injection and ancillary equipment (with baghouses at Plant Scherer) for control of mercury and other hazardous air pollutants. Our share of the cost of these projects was $854 million at Plant Scherer and $250 million at Plant Wansley.

    Future environmental compliance projects at our coal-fired plants that are expected to be necessary to comply with EPA's final 316(b) (cooling water intake) rule, final coal combustion residuals rule, and proposed effluent limitations guidelines rule include i) closed cycle cooling studies and monitors, ii) potential conversion to dry ash handling, iii) potential new ash landfills, iv) groundwater monitoring and possible ash pond closure, and v) physical, chemical and biological wastewater treatment plants. The estimated cost to complete these projects beyond the three years reflected in the table, as well as miscellaneous additions and replacements for the recently completed projects through 2021, is $176 million.

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

    Contractual Obligations.    The table below reflects, as of December 31, 2014, our contractual obligations for the periods indicated.

Contractual Obligations
(dollars in millions)
	2015	2016- 2017	2018- 2019	Beyond 2019	Total

Long-Term Debt:
Principal(1)	$139	$397	$647	$6,249	$7,432
Interest(2)	297	589	554	4,246	5,686
Capital Leases(3)	33	30	30	130	223
Operating Leases	5	11	8	1	25
Rocky Mtn.Lease Transaction(4)	–	–	–	38	38
Chattahoochee O&M Agmts.	24	47	22	0	93
Asset Retirement Obligations(5)	2	6	8	2,439	2,455
Purchase Commitments(6)	128	172	164	1,010	1,474

Total	$628	$1,252	$1,433	$14,113	$17,426

(1)
Includes principal amounts that would be due if the credit support facilities for the 2009 and 2010 pollution control bonds were drawn upon and became payable in accordance with their terms, equal to $75 million in 2016, $37 million in 2017 and $134 million in 2020. To date, none of the credit support facilities backing the Series 2009 and 2010 bonds have been drawn upon for principal and we anticipate extending these facilities before their expiration. The nominal maturities of the 2009 and 2010 pollution control bonds range from 2030 through 2038.

(2)
Includes interest expense related to variable rate debt. Future variable rates are based on projected LIBOR and SIFMA interest rate curves as of December 2014.

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

    We have financial and other contractual agreements in place containing provisions which, upon a credit rating downgrade below specified levels, may require the posting of collateral in the form of letters of credit or other acceptable collateral. Our primary exposure to potential collateral postings is at rating levels of BBB-/Baa3 or below. As of December 31, 2014, our maximum potential collateral requirements were as follows:

    At senior secured rating levels:

•
a total of approximately $50 million at a senior secured level of BBB-/Baa3,

•
a total of approximately $194 million at a senior secured level of BB+/Ba1 or below, and

    At senior unsecured or issuer rating levels:

•
a total of approximately $17.7 million at a senior unsecured or issuer rating level of BB+/Ba1 or below.

    The Rural Utilities Service Loan Contract contains covenants that, upon a credit rating downgrade below investment grade by two rating agencies, could result in restrictions on issuing debt. Certain of our pollution control bond agreements contain provisions based on the ratings assigned to the bonds (which could be related to either our rating or a bond insurer's rating if the bonds are insured) that, upon a credit rating downgrade below specified levels, could result in increased interest rates. Also, borrowing rates and commitment fees in two of our line of credit agreements are based on credit ratings and could increase if our ratings are lowered. None of these covenants and provisions, however, would result in acceleration of any debt due to credit rating downgrades.

    Given our current level of ratings, our management does not have any reason to expect a downgrade that would result in any material impacts to our business. However, our ratings reflect only the views of the rating agencies and we cannot give any assurance that our ratings will be maintained at current levels for any period of time.

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

Interest Rate Risk

    At December 31, 2014, we were exposed to the risk of changes in interest rates related to our $607 million of variable rate debt, which includes $234 million of commercial paper outstanding (which typically has maturities of between 1 and 90 days) and $368 million of pollution control bond debt (including variable rate demand bonds subject to repricing weekly and auction rate securities subject to repricing every 35 days). At December 31, 2014, the weighted average interest rate on this variable rate debt was 0.19%. If, during 2014, interest rates on this debt changed a hypothetical 100 basis points on the respective repricing dates and remained at that level for the remainder of the year, annual interest expense would change by approximately $6 million.

    Our objective in managing interest rate risk is to maintain a balance of fixed and variable rate debt that will lower our overall borrowing costs within reasonable risk parameters. At December 31, 2014, we had 8.1% of our total debt, including commercial paper and capital lease debt, in a variable rate mode.

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

    In addition to interest rate risk on existing debt, we are exposed to the risk of rising interest rates due to the significant amount of new long-term debt we expect to incur in connection with anticipated capital expenditures, particularly the construction of Vogtle Units No. 3 and No. 4. To mitigate the risk of rising interest rates, in the fourth quarter of 2011, we hedged a portion of our interest rate risk related to the financing of the new Vogtle units. Under this program, we made upfront premium payments of $100 million to purchase interest rate options to hedge the interest rates on approximately $2.2 billion of the debt needed to finance the new Vogtle units.

    The LIBOR swaptions are each designed to cap our effective interest rate at a specified fixed interest rate on a specified option expiration date. This is accomplished by means of a payment of the cash settlement value our counterparties are obligated to make to us if prevailing fixed LIBOR swap rates exceed the specified fixed rate on the option expiration date. This payment would partially offset our interest costs, thereby reducing our effective interest rate. The cash settlement value would be zero if swap rates are at or below the specified fixed rate on the expiration date. The cash settlement value is calculated based on the value of an underlying swap which we have the right, but not the obligation, to enter into, which would begin on the option expiration date and extend until 2042 and under which we would pay the specified fixed rate and receive a floating LIBOR rate. The fixed rates on the unexpired swaptions we hold average 151 basis points above the corresponding LIBOR swap rates that were in effect as of December 31, 2014 and the weighted average fixed rate is 4.05%. Swaptions having notional amounts totaling $563,425,000 expired without value during the twelve months ended December 31, 2014. The remaining swaptions expire quarterly through 2017.

    We paid the entire premium at the time we entered into these swaption transactions and have no additional payment obligations. However, upon expiration of the swaptions, each counterparty will be obligated to pay us the cash value of the swaption, if any. The counterparties for these swaptions consist of four large banks with average ratings ranging from A to AA. To manage our credit exposure to these counterparties, the agreements we have with the counterparties contain support provisions that require each counterparty to provide us collateral in the form of cash or securities to the extent that the value of the swaptions outstanding for that counterparty exceeds a certain threshold. The collateral thresholds range from $0 to $10 million depending on each counterparty's credit rating.

    We expect to defer any gains or losses from the change in fair value of each swaption and related carrying and other incidental costs. The deferred costs, which are not expected to exceed $120 million, and deferred gains, if any, from the sale or settlement of the swaptions will then be amortized and collected in rates over the life of the $2.2 billion of debt that we hedged with the swaptions.

  Capital Leases

    We entered into a power purchase and sale agreement with Doyle I, LLC to purchase all of the output from a five-unit gas-fired generation facility. The Doyle agreement is reported on our balance sheet as a capital lease. The lease payments vary to the extent the interest rate on the lessor's debt varies from 6.00%. At December 31, 2014, the weighted average interest rate on the lease obligation was 5.98%. We have exercised our option to purchase Doyle and expect to close on the acquisition in the third quarter of 2015.

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

    A 10% decline in the value of the internal and external funds' equity securities as of December 31, 2014 would result in a loss of value to the funds of approximately $27 million. For further discussion on our nuclear decommissioning trust funds, see Note 1 of Notes to Consolidated Financial Statements.

Commodity Price Risk

  Coal

    We are also exposed to the risk of changing prices for fuels, including coal and natural gas. We have interests in 1,501 megawatts of coal-fired nameplate capacity at Plants Scherer and Wansley. We purchase coal under term contracts and in spot-market transactions. Some of our coal contracts provide volume flexibility and most have fixed or capped prices. We anticipate that our existing contracts and stockpiles will provide fixed prices for 100% of our remaining 2015 forecasted coal requirements at Plants Scherer and Wansley, respectively, and 66% and 100% of our forecasted 2016 coal requirements at Plants Scherer and Wansley, respectively.

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

    We maintain a natural gas hedge program, which assists our participating members in managing potential fluctuations in our power rates to them due to changes in the market price of natural gas. Currently, approximately 15 of our members have elected to participate in our natural gas hedging program. This program layers in fixed prices over a rolling eight-quarter to ten-quarter time horizon using natural gas swap arrangements for a portion of the forecasted gas requirements related to the gas-fired resources that we manage and/or operate. We also use natural gas swap arrangements to hedge natural gas requirements associated with short-term electricity sales into the wholesale market. Under these swap agreements, we pay the counterparty a fixed price for specified natural gas quantities and receive a payment for such quantities based on a market price index. These payment obligations are netted, such that if the market price index is lower than the fixed price, we will make a net payment, and if the market price index is higher than the fixed price, we will receive a net payment. If the natural gas swaps had been terminated on December 31, 2014, we would have made a net payment of approximately $18.9 million. As of December 31, 2014, approximately 49% of our 2015 total system forecasted natural gas requirements (including requirements for the Smarr facilities) were hedged under swap arrangements. A hypothetical 10% decline in the market price of natural gas would have resulted in a decrease of approximately $8.0 million to the fair value of our natural gas swap agreements. Additional members may elect to participate in our natural gas hedging program, and participating members may choose to discontinue their participation in this program at any time.

Changes in Risk Exposure

    Our exposure to changes in interest rates, the price of equity securities we hold, and commodity prices have not changed materially from the previous reporting period.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index To Financial Statements

Page
Consolidated Statements of Revenues and Expenses, For the Years Ended December 31, 2014, 2013 and 2012	60
Consolidated Statements of Comprehensive Margin, For the Years Ended December 31, 2014, 2013 and 2012	61
Consolidated Balance Sheets, at December 31, 2014 and 2013	62
Consolidated Statements of Capitalization, at December 31, 2014 and 2013	64
Consolidated Statements of Cash Flows, For the Years Ended December 31, 2014, 2013 and 2012	65
Consolidated Statements of Patronage Capital and Membership Fees and Accumulated Other Comprehensive Margin (Deficit), For the Years Ended December 31, 2014, 2013, and 2012	66
Notes to Consolidated Financial Statements	67
Report of Independent Registered Public Accounting Firm	90

OGLETHORPE POWER CORPORATION
CONSOLIDATED STATEMENTS OF REVENUES AND EXPENSES
For the years ended December 31, 2014, 2013 and 2012

	(dollars in thousands)
	2014	2013	2012

Operating revenues:
Sales to Members	$1,314,869	$1,166,618	$1,204,008
Sales to non-Members	93,294	78,758	120,102

Total operating revenues	1,408,163	1,245,376	1,324,110

Operating expenses:
Fuel	515,729	442,425	516,223
Production	428,801	369,730	371,909
Depreciation and amortization	166,247	158,375	160,849
Purchased power	71,799	56,084	50,022
Accretion	24,616	22,900	19,554
Deferral of Hawk Road and Smith Energy Facilities effect on net margin	(58,426)	(35,662)	(16,280)

Total operating expenses	1,148,766	1,013,852	1,102,277

Operating margin	259,397	231,524	221,833

Other income:
Investment income	36,791	33,558	28,684
Gain on termination of Rocky Mountain transactions	–	–	18,976
Amortization of deferred gains	1,788	1,788	4,535
Allowance for equity funds used during construction	1,172	2,397	2,879
Other	6,620	5,690	6,413

Total other income	46,371	43,433	61,487

Interest charges:
Interest expense	344,561	313,491	307,482
Allowance for debt funds used during construction	(102,081)	(95,886)	(83,892)
Amortization of debt discount and expense	16,653	15,872	20,410

Net interest charges	259,133	233,477	244,000

Net margin	$46,635	$41,480	$39,320

The accompanying notes are an integral part of these consolidated financial statements.

OGLETHORPE POWER CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE MARGIN
For the years ended December 31, 2014, 2013 and 2012

	(dollars in thousands)
	2014	2013	2012

Net Margin	$46,635	$41,480	$39,320

Other comprehensive margin:
Unrealized gain (loss) on available-for-sale securities	1,017	(1,452)	285

Total comprehensive margin	$47,652	$40,028	$39,605

The accompanying notes are an integral part of these consolidated financial statements.

OGLETHORPE POWER CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2014 and 2013

	(dollars in thousands)
	2014	2013

Assets
Electric plant:
In service	$8,345,241	$8,050,103
Less: Accumulated provision for depreciation	(3,762,690)	(3,615,375)

	4,582,551	4,434,728
Nuclear fuel, at amortized cost	369,529	341,012
Construction work in progress	2,374,392	2,212,224

Total electric plant	7,326,472	6,987,964

Investments and funds:
Nuclear decommissioning trust fund	366,004	343,698
Investment in associated companies	67,368	66,437
Long-term investments	85,728	81,720
Restricted cash and investments	118,390	34,975
Other	17,397	16,098

Total investments and funds	654,887	542,928

Current assets:
Cash and cash equivalents	237,391	408,193
Restricted short-term investments	247,057	272,686
Receivables	130,366	128,992
Inventories, at average cost	270,849	286,168
Prepayments and other current assets	12,667	16,894

Total current assets	898,330	1,112,933

Deferred charges and other assets:
Deferred debt expense, being amortized	97,902	57,175
Regulatory assets	484,049	331,108
Other	84,603	63,104

Total deferred charges	666,554	451,387

Total assets	$9,546,243	$9,095,212

The accompanying notes are an integral part of these consolidated financial statements.

OGLETHORPE POWER CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2014 and 2013

	(dollars in thousands)
	2014	2013

Equity and Liabilities
Capitalization:
Patronage capital and membership fees	$761,124	$714,489
Accumulated other comprehensive margin (deficit)	468	(549)

	761,592	713,940
Long-term debt	7,113,000	6,817,518
Obligations under capital leases	100,456	121,731
Other	16,434	15,379

Total capitalization	7,991,482	7,668,568

Current liabilities:
Long-term debt and capital leases due within one year	160,754	152,153
Short-term borrowings	234,369	279,407
Accounts payable	98,337	101,529
Accrued interest	58,841	58,193
Members power bill prepayments, current	166,013	82,405
Other current liabilities	70,748	42,253

Total current liabilities	789,062	715,940

Deferred credits and other liabilities:
Gain on sale of plant, being amortized	20,676	22,157
Asset retirement obligations	432,260	408,050
Member power bill prepayments, non-current	31,941	32,313
Power sale agreement, being amortized	12,669	26,107
Regulatory liabilities	194,073	158,789
Other	74,080	63,288

Total deferred credits and other liabilities	765,699	710,704

Total equity and liabilities	$9,546,243	$9,095,212

Commitments and Contingencies (Notes 1, 7, 10, 11, 12 and 13)

The accompanying notes are an integral part of these consolidated financial statements.

OGLETHORPE POWER CORPORATION
CONSOLIDATED STATEMENTS OF CAPITALIZATION
December 31, 2014 and 2013

	(dollars in thousands)
	2014	2013

Secured Long-term debt:
First mortgage notes payable to the Federal Financing Bank at interest rates varying from 2.20% to 8.43% (average rate of 4.35% at December 31, 2014) due in quarterly installments through 2043	$2,582,346	$2,676,813
First mortgage notes payable to the Federal Financing Bank at interest rates varying from 2.98% to 3.87% (average rate of 3.74% at December 31, 2014) due in quarterly installments through February 2044	874,607	–
First mortgage notes payable to National Rural Utilities Cooperative Finance Corporation at interest rates varying from 4.00% to 4.90% (average rate of 4.41% at December 31, 2014) due in quarterly installments through 2020	5,085	5,892
First mortgage bonds payable:
• Series 2006 First Mortgage Bonds, 5.534%, due 2031 through 2035	300,000	300,000
• Series 2007 First Mortgage Bonds, 6.191%, due 2024 through 2031	500,000	500,000
• Series 2009A First Mortgage Bonds, 6.10%, due 2019	350,000	350,000
• Series 2009B First Mortgage Bonds, 5.95%, due 2039	400,000	400,000
• Series 2009 Clean renewable energy bond, 1.81%, due 2024	10,103	11,114
• Series 2010A First Mortgage Bonds, 5.375% due 2040	450,000	450,000
• Series 2011A First Mortgage Bonds, 5.25% due 2050	300,000	300,000
• Series 2012A First Mortgage Bonds, 4.20% due 2042	250,000	250,000
• Series 2014A First Mortgage Bonds, 4.55% due 2044	250,000	–
First mortgage notes issued in connection with the sale of pollution control revenue bonds through the Development Authorities of Appling, Burke, Heard and Monroe Counties, Georgia:
• Series 2003A Burke, Heard, Monroe and 2003B Burke Auction rate bonds, 0.29%, due 2024	95,230	95,230
• Series 2004 Burke and Monroe Auction rate bonds, 0.30%, due 2020	11,525	11,525
• Series 2005 Burke and Monroe Auction rate bonds, 0.25%, due 2040	15,865	15,865
• Series 2008A through 2008C Burke Fixed rate bonds, 5.30% to 5.70%, due 2032 through 2043	255,035	255,035
• Series 2008E Burke Fixed rate bonds, 7.00%, due 2020 through 2023	144,750	144,750
• Series 2009A Heard and Monroe, and 2009B Monroe Weekly rate bonds, 0.04% to 0.05%, due 2030 through 2038	112,055	112,055
• Series 2010A Burke and Monroe, and 2010B Burke Weekly rate bonds, 0.05% to 0.06%, due 2036 through 2037	133,550	133,550
• Series 2012A Monroe Term rate bonds, 2.40% through April 1, 2020, due 2038 through 2040	212,760	212,760
CoBank, ACB notes payable:
• Transmission first mortgage notes payable: variable at 2.04% to 3.25% through January 30, 2015, due in bimonthly installments through November 1, 2018	751	890
• Transmission first mortgage notes payable: variable at 2.04% to 3.25% through January 30, 2015, due in bimonthly installments through September 1, 2019	3,333	3,814

Total Secured Long-term, net	$7,256,995	$6,229,293
Unsecured bank term loans:
Term loan: variable at 1.42% through January 8, 2013, due April 2014	–	260,000
Commercial paper refinanced on a long-term basis	–	465,000

Total long-term debt	$7,256,995	$6,954,293
Obligations under capital leases	121,731	140,212
Obligation under Rocky Mountain transactions	16,434	15,379
Patronage capital and membership fees	761,124	714,489
Accumulated other comprehensive margin (deficit)	468	(549)

Subtotal	8,156,752	7,823,824
Less: long-term debt and capital leases due within one year	(160,754)	(152,153)
Less: unamortized bond discounts on long-term debt	(4,516)	(3,103)

Total capitalization	$7,991,482	$7,668,568

The accompanying notes are an integral part of these consolidated financial statements

OGLETHORPE POWER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2014, 2013 and 2012

	(dollars in thousands)
	2014	2013	2012

Cash flows from operating activities:
Net margin	$46,635	$41,480	$39,320

Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization, including nuclear fuel	313,449	296,546	301,442
Accretion cost	24,616	22,900	19,554
Amortization of deferred gains	(1,788)	(1,788)	(45,952)
Allowance for equity funds used during construction	(1,172)	(2,397)	(2,879)
Deferred outage costs	(53,823)	(43,302)	(26,392)
Deferral of Hawk Road and Smith Energy Facilities effect on net margin	(58,426)	(35,662)	(16,280)
Gain on sale of investments	(18,179)	(24,962)	(10,784)
Regulatory deferral of costs associated with nuclear decommissioning	4,564	10,181	(710)
Other	15,772	(8,718)	(7,786)
Change in operating assets and liabilities:
Receivables	(1,000)	4,743	(17,465)
Inventories	15,319	(22,219)	(17,154)
Prepayments and other current assets	3,197	191	(355)
Accounts payable	(22,488)	(32,665)	(12,714)
Accrued interest	648	(456)	(32,457)
Accrued and withheld taxes	(4,198)	17,996	(16,237)
Other current liabilities	8,956	318	(412)
Member power bill prepayments	83,236	8,787	3,613

Total adjustments	308,683	189,493	117,032

Net cash provided by operating activities	355,318	230,973	156,352

Cash flows from investing activities:
Property additions	(558,778)	(628,216)	(646,486)
Activity in nuclear decommissioning trust fund – Purchases	(389,854)	(568,979)	(657,638)
– Proceeds	385,185	563,712	651,709
(Increase) decrease in restricted cash and investments	(57,815)	(51,622)	34,574
Decrease (increase) in restricted cash and short-term investments	48	(182,415)	42,005
Activity in other long-term investments – Purchases	(54,113)	(40,593)	(6,278)
– Proceeds	53,756	41,652	14,772
Activity on interest rate options – Purchases/Collateral returned	(81,070)	(187,190)	(208,850)
– Collateral received	46,100	213,210	174,730
Other	(44,893)	6,626	(16,336)

Net cash used in investing activities	(701,434)	(833,815)	(617,798)

Cash flows from financing activities:
Long-term debt proceeds	1,135,687	888,857	366,008
Long-term debt payments	(408,377)	(351,273)	(164,938)
(Decrease) increase in short-term borrowings, net	(510,038)	174,927	108,386
Other	(41,958)	(41)	6,884

Net cash provided by financing activities	175,314	712,470	316,340

Net (decrease) increase in cash and cash equivalents	(170,802)	109,628	(145,106)
Cash and cash equivalents at beginning of period	408,193	298,565	443,671

Cash and cash equivalents at end of period	$237,391	$408,193	$298,565

Supplemental cash flow information:
Cash paid for –
Interest (net of amounts capitalized)	$237,107	$213,404	$246,705

Supplemental disclosure of non-cash investing and financing activities:
Change in plant expenditures included in accounts payable	$36,633	$(3,473)	$32,657

The accompanying notes are an integral part of these consolidated financial statements.

OGLETHORPE POWER CORPORATION
CONSOLIDATED STATEMENTS OF PATRONAGE CAPITAL AND MEMBERSHIP FEES AND
ACCUMULATED OTHER COMPREHENSIVE MARGIN (DEFICIT)
For the years ended December 31, 2014, 2013 and 2012

	(dollars in thousands)
	Patronage Capital and Membership Fees	Accumulated Other Comprehensive Margin (Deficit)	Total

Balance at December 31, 2011	$633,689	$618	$634,307

Components of comprehensive margin in 2012
Net margin	39,320	–	39,320
Unrealized gain on available-for-sale securities	–	285	285

Total comprehensive margin			39,605

Balance at December 31, 2012	$673,009	$903	$673,912

Components of comprehensive margin in 2013
Net margin	41,480	–	41,480
Unrealized loss on available-for-sale securities	–	(1,452)	(1,452)

Total comprehensive margin			40,028

Balance at December 31, 2013	$714,489	$(549)	$713,940

Components of comprehensive margin in 2014
Net margin	46,635		46,635
Unrealized gain on available-for-sale securities		1,017	1,017

Total comprehensive margin			47,652

Balance at December 31, 2014	$761,124	$468	$761,592

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2014, 2013 and 2012

1. Summary of significant accounting policies:

a. Business description

    Oglethorpe Power Corporation is an electric membership corporation incorporated in 1974 and headquartered in metropolitan Atlanta, Georgia that operates on a not-for-profit basis. We are owned by 38 retail electric distribution cooperative members in Georgia. We provide wholesale electric power from a combination of owned and co-owned generating units of which our ownership share totals 7,063 megawatts of summer planning reserve capacity. We also manage and operate Smarr EMC which owns 718 megawatts of summer planning reserve capacity. Georgia Power Company is a co-owner and the operating agent of our nuclear and coal-fired generating units. Our members in turn distribute energy on a retail basis to approximately 4.2 million people.

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

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2014 and 2013 and the reported amounts of revenues and expenses for each of the three years in the period ended December 31, 2014. Actual results could differ from those estimates.

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

Accumulated Other Comprehensive Margin (Deficit)
(dollars in thousands)
Available-for-sale Securities

Balance at December 31, 2011	$618
Unrealized gain	770
(Gain) reclassified to net margin	(485)

Balance at December 31, 2012	903
Unrealized loss	(1,396)
(Gain) reclassified to net margin	(56)

Balance at December 31, 2013	(549)
Unrealized gain	1,180
(Gain) reclassified to net margin	(163)

Balance at December 31, 2014	$468

e. Margin policy

    We are required under our first mortgage indenture to produce a margins for interest ratio of at least 1.10 for each fiscal year. For the years 2014, 2013 and 2012, we achieved a margins for interest ratio of 1.14.

f. Operating revenues

    Electricity revenues are recognized when capacity and energy are provided. Operating revenues from sales to members consist primarily of electricity sales pursuant to long-term wholesale power contracts which we maintain with each of our members. These wholesale power contracts obligate each member to pay us for capacity and energy furnished in accordance with rates we establish. Capacity revenues recover our fixed costs plus a targeted margin and are charged regardless of whether our generation and purchased power resources are dispatched to produce electricity. Capacity revenues are based on an annual budget and, notwithstanding budget adjustments to meet our targeted margin, are recorded equally throughout the year. Energy revenues recover variable costs, such as fuel, incurred to generate or purchase electricity and are recorded such that energy revenues equal the actual energy costs incurred.

    Operating revenues from sales to non-members consists primarily of capacity and energy sales at Smith. Energy sales accounted for a substantial portion of our sales to non-members in 2014 and all of the sales to non-members in 2013. In 2012, non-member sales were primarily comprised of capacity and energy sales to Georgia Power Company in connection with a power purchase agreement that expired in May 2012, as well as sales to other non-members.

    The following table reflects members whose revenues accounted for 10% or more of our total operating revenues in 2014, 2013 and 2012:

	2014	2013	2012

Cobb EMC	13.6%	13.2%	12.8%
Jackson EMC	10.4%	10.9%	11.9%

(1)
None of our other members accounted for 10% or more of our total operating revenues in 2014, 2013 or 2012.

    We have two rate management programs that allow us to expense and recover certain costs on a current basis that would otherwise be deferred or capitalized. The subscribing members of Smith and/or Vogtle Units No. 3 and No. 4, can elect to participate in one, both or neither of these two programs on an annual basis. The Smith program allows for the accelerated recovery of deferred net costs related to Smith. The Vogtle program allows for the recovery of financing costs associated with the construction of Vogtle Units No. 3 and No. 4 on a current basis. Under these programs, amounts billed to participating members in 2014, 2013 and 2012 were $14,991,000, $13,962,000 and $26,149,000, respectively.

g. Receivables

    A substantial portion of our receivables are related to electricity sales to our members. These receivables are recorded at the invoiced amount and do not bear interest. Our members are required through the wholesale power contracts to reimburse us for all costs. Member receivables at December 31, 2014 and 2013 were $114,808,000 and $117,287,000, respectively. The remainder of our receivables is primarily related to transactions with affiliated companies, electricity sales to non-members and to interest income on investments. Uncollectible amounts, if any, are identified on a specific basis and charged to expense in the period the amounts are determined to be uncollectible.

h. Nuclear fuel cost

    The cost of nuclear fuel, including a provision for the disposal of spent fuel, is being amortized to fuel expense based on usage. The total nuclear fuel expense for 2014, 2013 and 2012 amounted to $85,166,000, $86,828,000, and $81,723,000, respectively.

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

    On April 5, 2012, the U.S. Court of Federal Claims issued a final order for judgment in favor of Georgia Power in a lawsuit seeking damages for spent nuclear fuel storage costs incurred at Plant Hatch and Plant Vogtle Units No. 1 and No. 2 from 1998 through 2004. Our ownership share of the $54,017,000 total award was $16,205,000. The judgment was recorded in June 2012 and resulted in a $9,679,000 reduction in total operating expenses and a $6,526,000 reduction to plant in service.

    On December 14, 2014, the U.S. Court of Federal Claims issued a judgment in favor of Georgia Power, as agent for the co-owners, to recover spent nuclear fuel storage costs at Hatch and Vogtle Units No. 1 and No. 2 covering the period of January 1, 2005 through December 31, 2010. Our ownership share of the $36,474,000 total award is approximately $10,940,000. No amounts have been recognized in the financial statements as of December 31, 2014 for this claim.

    On March 4, 2014, Georgia Power, as agent for the co-owners, filed a claim seeking damages for spent nuclear fuel storage costs at Hatch and Vogtle Units No. 1 and No. 2 covering a period of January 1, 2011 through December 31, 2013. Damages will continue to accumulate until the issue is resolved or storage is provided. No amounts have been recognized in the financial statements as of December 31, 2014 for this claim. The final outcome of these matters cannot be determined at this time.

    Both Plant Hatch and Plant Vogtle have on-site dry spent storage facilities in operation. Facilities at both plants can be expanded to accommodate spent fuel through the expected life of each plant.

i. Asset retirement obligations and other retirement costs

    Asset retirement obligations are legal obligations associated with the retirement of long-lived assets. These obligations represent the present value of the estimated costs for an asset's future retirement and are recorded in the period in which the liability is incurred. The liabilities we have recognized primarily relate to the decommissioning of our nuclear facilities. In addition, we have retirement obligations related to ash ponds, gypsum, landfill sites and asbestos removal. Under the accounting provision for regulated operations, we record a regulatory asset or liability to reflect the difference in timing of recognition of the costs related to nuclear and coal ash related decommissioning for financial statement purposes and for ratemaking purposes.

    Periodically, we obtain revised asset retirement obligation cost studies associated with our nuclear and fossil plants estimated future decommissioning. Actual decommissioning costs may vary from these estimates because of changes in the assumed date of decommissioning, regulatory requirements, technology, and changes in costs of labor, material and equipment. The estimated costs of nuclear and ash pond decommissioning are based on the most recent studies performed in 2012. See note 1j for additional information regarding nuclear decommissioning cost studies.

    The following table reflects the details of the Asset Retirement Obligations included in the consolidated balance sheets for the years 2014 and 2013.

	(dollars in thousands)
	2014	2013

Balance at beginning of year	$408,050	$381,362
Liabilities settled	(406)	(1,392)
Accretion	24,616	22,900
Change in Cash Flow Estimates	–	5,180

Balance at end of year	$432,260	$408,050

    We have established external trust funds to comply with the Nuclear Regulatory Commission regulations. See note 1j for information regarding the nuclear decommissioning trust fund.

    Accounting standards for asset retirement and environmental obligations do not apply to retirement costs for which there is no legal obligation to retire the asset, and non-regulated entities are not allowed to accrue for such future retirement costs. We continue to recognize retirement costs for these other obligations in our depreciation rates under the accounting provisions for regulated operations. Accordingly, the accumulated retirement costs for other obligations are reflected as a regulatory liability in our balance sheets. For information regarding accumulated retirement costs for other obligations, see Note 1r.

j. Nuclear decommissioning

    The Nuclear Regulatory Commission (NRC) requires all licensees operating commercial power reactors to establish a plan for providing, with reasonable assurance, funds for decommissioning. We have established external trust funds to comply with the NRC's regulations. Based on current funding and cost study estimates, we expect the current balances and anticipated investment earnings in our external trust funds to be sufficient to meet our future nuclear decommissioning obligations. As such, in 2014 and 2013, no additional amounts were contributed to the external trust funds. The funds set aside for decommissioning are managed by unrelated third party investment managers with the discretion to buy, sell and invest pursuant to investment objectives and restrictions set forth in agreements entered into between us and the investment managers. The funds are invested in a diversified mix of equity and fixed income securities.

We record the investment securities held in the nuclear decommissioning trust fund, which are classified as available-for-sale, at fair value, as disclosed in Note 2. Because day-to-day investment decisions are made by third party investment managers, the ability to hold investments in unrealized loss positions is outside our control.

    In addition to the external trust funds, we maintain unrestricted investments internally designated for nuclear decommissioning. These internal funds will be utilized to fund the external trust funds should additional funding be required. At December 31, 2014 and 2013, we held approximately $59,080,000 and $52,742,000 in long-term investments associated with these internal funds. We collected from our members an additional $2,975,000 for nuclear decommissioning and contributed that amount to the internal funds during 2014.

    Unrealized gains and losses of the nuclear decommissioning funds that would be recorded in earnings or other comprehensive margin (deficit) by a non-regulated entity are directly deducted from or added to the regulatory asset or liability for asset retirement obligations in accordance with our rate-making treatment. Realized gains and losses on the nuclear decommissioning funds are also recorded to the regulatory asset or liability.

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

    In projecting future costs, the escalation rate for labor, materials and equipment was assumed to be 2.4%. We assume a 6.0% earnings rate for our decommissioning trust fund assets. Since inception in 1990 through 2014, the nuclear decommissioning trust fund has produced an average annualized return of approximately 7.4%. Notwithstanding the results of revised site studies, our management believes that any increase in cost estimates of decommissioning can be recovered in future rates.

k. Depreciation

    Depreciation is computed on additions when they are placed in service using the composite straight-line method. The depreciation rates for steam and nuclear in the table below reflect revised rates from 2011 depreciation rate studies. Annual depreciation rates, as approved by the Rural Utilities Service, in effect in 2014, 2013 and 2012 were as follows:

	Range of Useful Life in years*	2014	2013	2012

Steam production	49-65	1.86%	1.82%	1.85%
Nuclear production	37-60	1.53%	1.54%	1.54%
Hydro production	50	2.00%	2.00%	2.00%
Other production	27-33	2.56%	2.55%	2.74%
Transmission	36	2.75%	2.75%	2.75%
General	3-50	2.00-33.33%	2.00-33.33%	2.00-33.33%

*
Calculated based on the composite depreciation rates in effect for 2014.

    Depreciation expense for the years 2014, 2013 and 2012 was $178,302,000, $171,240,000, and $164,901,000, respectively.

l. Electric plant

    Electric plant is stated at original cost, which is the cost of the plant when first dedicated to public service, plus the cost of any subsequent additions. Cost includes an allowance for the cost of equity and debt funds used during construction and allocable overheads. For the years ended 2014, 2013 and 2012, the allowance for funds used during construction rates were 4.97%, 4.93% and 5.12%, respectively.

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

m. Cash and cash equivalents

    We consider all temporary cash investments purchased with an original maturity of three months or less to be cash equivalents. Temporary cash investments with maturities at the time of purchase of more than three months are classified as short-term investments.

n. Restricted cash and investments

    At 2014 and 2013, we had restricted cash and investments totaling $365,585,000 and $307,817,000, respectively, of which $118,390,000 and $34,975,000, respectively was classified as long-term. Restricted cash balances consist primarily of funds posted as collateral by counterparties to our interest rate options. Restricted investments represent funds on deposit with the Rural Utilities Service in the Cushion of Credit Account. The restricted investments will be utilized for future Rural Utilities Service Federal Financing Bank debt service payments. The funds on deposit in the Cushion of Credit earn interest at a rate of 5% per annum.

o. Inventories

    We maintain inventories of fossil fuel and spare parts, including materials and supplies for our generation plants. These inventories are stated at weighted average cost on the accompanying balance sheets.

    The fossil fuel inventories primarily include the direct cost of coal and related transportation charges. The cost of fossil fuel inventories is carried at weighted average cost and is charged to fuel expense as consumed based on weighted average cost. The spare parts inventories primarily include the direct cost of generating plant spare parts. The spare parts inventory is carried at weighted average cost and the parts are charged to expense or capitalized, as appropriate when installed.

    At 2014 and 2013, fossil fuels inventories were $98,789,000 and $124,359,000, respectively. Inventories for spare parts at 2014 and 2013 were $172,060,000 and $161,809,000, respectively.

p. Deferred charges and other assets

    We account for debt issuance costs as deferred debt expense. Deferred debt expense is amortized to expense on a straight-line basis over the life of the respective debt issues, which approximates the effective interest rate method. As of December 31, 2014, the remaining amortization periods for debt issuance costs range from approximately 1 to 36 years.

q. Deferred credits and other liabilities

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

r. Regulatory assets and liabilities

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

    The following regulatory assets and liabilities are reflected on the accompanying balance sheets as of December 31, 2014 and 2013:

	(dollars in thousands)
	2014	2013

Regulatory Assets:
Premium and loss on reacquired debt(a)	$71,731	$82,499
Amortization on capital leases(b)	27,829	16,124
Outage costs(c)	45,795	35,155
Interest rate swap termination fees(d)	9,345	13,336
Depreciation expense(e)	46,938	48,362
Deferred charges related to Vogtle Units No. 3 and No. 4 training costs(f)	32,501	27,678
Interest rate options cost(g)	98,671	38,984
Deferral of effects on net margin – Smith Energy Facility(h)	128,666	63,491
Other regulatory assets(m)	22,573	5,479

Total Regulatory Assets	484,049	331,108
Regulatory Liabilities:
Accumulated retirement costs for other obligations(i)	$18,559	$24,520
Deferral of effects on net margin – Hawk Road Energy Facility(h)	29,867	23,379
Major maintenance reserve(j)	23,427	28,064
Amortization on capital leases(b)	21,693	–
Deferred debt service adder(k)	66,754	57,223
Asset retirement obligations(l)	28,870	19,508
Other regulatory liabilities(m)	4,903	6,095

Total Regulatory Liabilities	194,073	158,789

Net regulatory assets	$289,976	$172,319

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

(g)
Deferral of net loss associated with the change in fair value and expired cost of interest rate options purchased to hedge interest rates on certain borrowings related to Vogtle Units No.3 and No.4 construction. Amortization will commence in February 2020 and will be amortized through February 2044, the life of the DOE-guaranteed loan which is financing a portion of the construction project.

(h)
Effects on net margin for Smith and Hawk Road Energy Facilities are deferred until the end of 2015 and will be amortized over the remaining life of each respective plant.

(i)
Represents difference in timing of recognition of retirement costs associated with long-lived assets in which there are no legal obligations to retire for financial statement purposes and for ratemaking purposes.

(j)
Represents collections for future major maintenance costs; revenues are recognized as major maintenance costs are incurred.

(k)
Represents collections to fund certain debt payments to be made through the end of 2025 which will be in excess of amounts collected through depreciation expense; the deferred credits will be amortized over the remaining useful life of the plants.

(l)
Represents difference in timing of recognition of the costs of decommissioning for financial statement purposes and for ratemaking purposes.

(m)
The amortization period for other regulatory assets range up to 35 years and the amortization period of other regulatory liabilities range up to 18 years.

s. Related parties

    We and our 38 members are members of Georgia Transmission. Georgia Transmission provides transmission services to its members for delivery of its members' power purchases from us and other power suppliers. We have entered into an agreement with Georgia Transmission to provide transmission services for third party transactions and for service to our own facilities. For 2014, 2013, and 2012, we incurred expenses from Georgia Transmission of $27,893,000, $27,599,000, and $26,035,000, respectively.

    We, Georgia Transmission and 37 of our members are members of Georgia Systems Operations. Georgia Systems Operations operates the system control center and currently provides us system operations services and administrative support services. For 2014, 2013, and 2012, we incurred expenses from Georgia Systems Operations of $23,351,000, $20,354,000, and $18,870,000, respectively.

t. Other income

    The components of other income within the Consolidated Statement of Revenues and Expenses were as follows:

	(dollars in thousands)
	2014	2013	2012

Capital credits from associated companies (Note 4)	$1,986	$1,954	$1,919
Net revenue from Georgia Transmission and Georgia System Operations for shared Administrative and General costs	4,944	4,459	4,280
Miscellaneous other	(310)	(723)	214

Total	$6,620	$5,690	$6,413

u. New accounting pronouncements

    In May 2014, the Financial Accounting Standards Board (FASB) issued "Revenue from Contracts with Customers" (Topic 606). The new revenue standard requires that an entity recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The standard is effective for the annual reporting period beginning after December 15, 2016 and early adoption is not permitted. We are currently evaluating the future impact of this standard to our consolidated financial position or results of operations.

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

    The table below details assets and liabilities measured at fair value on a recurring basis for the periods ended December 31, 2014 and 2013, respectively.

	Fair Value Measurements at Reporting Date Using
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$159,536	$159,536	$–	$–
International equity trust	72,474	–	72,474	–
Corporate bonds	34,446	–	34,446	–
US Treasury and government agency securities	68,854	68,854	–	–
Agency mortgage and asset backed securities	16,148	–	16,148	–
Municipal Bonds	743	–	743	–
Other	13,803	13,803	–	–
Long-term investments:
Corporate bonds	5,445	–	5,445	–
US Treasury and government agency securities	16,619	16,619	–	–
Agency mortgage and asset backed securities	643	–	643	–
International equity trust	11,162	–	11,162	–
Mutual funds	51,741	51,741	–	–
Other	118	118	–	–
Interest rate options	4,371	–	–	4,371	(1)
Natural gas swaps	18,914	–	18,914	–

	Fair Value Measurements at Reporting Date Using
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$143,929	$143,929	$–	$–
International equity trust	72,466	–	72,466	–
Corporate bonds	39,863	–	39,863	–
US Treasury and government agency securities	44,846	44,846	–	–
Agency mortgage and asset backed securities	30,133	–	30,133	–
Municipal Bonds	641	–	641	–
Other	11,820	11,820	–	–
Long-term investments:
Corporate bonds	6,487	–	6,487	–
US Treasury and government agency securities	8,563	8,563	–	–
Agency mortgage and asset backed securities	3,679	–	3,679	–
International equity trust	11,148	–	11,148	–
Mutual funds	51,559	51,559	–	–
Other	284	284	–	–
Interest rate options	63,471	–	–	63,471	(1)
Natural gas swaps	1,011	–	1,011	–

(1)
Interest rate options as reflected on the Consolidated Balance Sheet include the fair value of the interest rate options offset by $0 and $34,970,000 of collateral received from the counterparties at December 31, 2014 and 2013, respectively.

    The Level 2 investments above in corporate bonds and agency mortgage and asset backed securities may not be exchange traded. The fair value measurements for these investments are based on a market approach, including the use of observable inputs. Common inputs include reported trades and broker/dealer bid/ask prices. The fair value of the Level 2 investments above in international equity trust are calculated based on the net asset value per share of the fund. There are no unfunded commitments for the international equity trust and redemption may occur daily with a three-day redemption notice period.

    The following tables present the changes in Level 3 assets measured at fair value on a recurring basis during the years ended 2014 and 2013, respectively.

Year Ended December 31, 2014
Interest rate options

(dollars in thousands)
Assets:
Balance at December 31, 2013	$63,471
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	(59,100)

Balance at December 31, 2014	$4,371

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

    The estimated fair values of our long-term debt, including current maturities at December 31, 2014 and 2013 were as follows (in thousands):

	2014		2013
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$7,256,995	$8,460,685	$6,954,293	$7,317,476

    The estimated fair value of long-term debt is classified as Level 2 and is estimated based on observed or quoted market prices for the same or similar issues or on current rates offered to us for debt of similar maturities. The primary sources of our long-term debt consist of first mortgage bonds, pollution control revenue bonds and long-term debt issued by the Federal Financing Bank that is guaranteed by the Rural Utilities Service or the U.S. Department of Energy. We also have small amounts of long-term debt provided by National Rural Utilities Cooperative Finance Corporation (CFC) and by CoBank, ACB. The valuations for the first mortgage bonds and the pollution control revenue bonds were obtained from third party investment banking firms and a third party subscription service, and are based on secondary market trading of our debt. Valuations for debt issued by the Federal Financing Bank are based on U.S. Treasury rates as of

December 31, 2014 and 2013 plus an applicable spread, which reflects our borrowing rate for new loans of this type from the Federal Financing Bank. The rates on the CFC debt are fixed and the valuation is based on rate quotes provided by CFC. We use an interest rate quote sheet provided by CoBank for valuation of the CoBank debt, which reflects current rates for a similar loan.

    For cash and cash equivalents, restricted cash and receivables, the carrying amount approximates fair value because of the short-term maturity of those instruments.

3. Derivative instruments:

    Our risk management and compliance committee provides general oversight over all risk management and compliance activities, including but not limited to, commodity trading, investment portfolio management and interest rate risk management. We use commodity trading derivatives to manage our exposure to fluctuations in the market price of natural gas. To hedge the risk of rising interest rates on a portion of our anticipated long-term debt to be incurred in connection with capital expenditures, we have entered into interest rate options. We do not apply hedge accounting for any of these derivatives, but apply regulatory accounting. Consistent with our rate-making, unrealized gains or losses on our natural gas swaps and interest rate options are reflected as regulatory assets or liabilities, as appropriate.

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

    It is possible that volatility in commodity prices and/or interest rates could cause us to have credit risk exposures with one or more counterparties. We currently have credit risk exposure to our interest rate options counterparties. If such counterparties fail to perform their obligations, we could suffer a financial loss. However, as of December 31, 2014, all of the counterparties with transaction amounts outstanding under our hedging programs are rated investment grade by the major rating agencies or have provided a guaranty from one of their affiliates that is rated investment grade.

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

    At December 31, 2014 and 2013, the estimated fair value of our natural gas contracts were a net liability of $18,914,000 and a net asset of $1,011,000, respectively.

    As of December 31, 2014 and 2013, neither we nor any counterparties were required to post credit support or collateral under the natural gas swap agreements. If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2014 due to our credit rating being downgraded below investment grade, we would have been required to post letters of credit of $18,914,000 with our counterparties.

    The following table reflects the volume activity of our natural gas derivatives as of December 31, 2014 that is expected to settle or mature each year:

Year	Natural Gas Swaps (MMBTUs)
(in millions)

2015	15.3
2016	10.2
2017	0.5

Total	26.0

    Interest rate options.    We are exposed to the risk of rising interest rates due to the significant amount of new long-term debt we expect to incur in connection with anticipated capital expenditures, particularly the construction of Vogtle Units No. 3 and No. 4. In fourth quarter of 2011, we purchased LIBOR swaptions at a cost of $100,000,000 with a total notional amount of approximately $2,200,000,000 to hedge the interest rates on a portion of the debt that we are incurring to finance the two additional nuclear units at Plant Vogtle. Since inception, swaptions having a notional amount of approximately $1,317,877,000 have expired and as of December 31, 2014 the remaining notional amount of our outstanding swaptions was approximately $861,327,000.

    The LIBOR swaptions are each designed to cap our effective interest rate at a specified fixed interest rate on a specified option expiration date. This is accomplished by means of a payment of the cash settlement value our counterparties are obligated to make to us if prevailing fixed LIBOR swap rates exceed the specified fixed rate on the option expiration date. This payment would partially offset our interest costs, thereby reducing our effective interest rate. The cash settlement value would be zero if swap rates are at or below the specified fixed rate on the expiration date. The cash settlement value is calculated based on the value of an underlying swap which we have the right, but not the obligation, to enter into, which would begin on the option expiration date and extend until 2042 and under which we would pay the specified fixed rate and receive a floating LIBOR rate. The fixed rates on the unexpired swaptions we hold average 151 basis points above the corresponding LIBOR swap rates that were in effect as of December 31, 2014 and the weighted average fixed rate is 4.05%. Swaptions having notional amounts totaling $563,424,000 expired without value during the year ended December 31, 2014. The remaining swaptions expire quarterly through 2017.

    We paid all the premiums to purchase these LIBOR swaptions at the time we entered into these transactions. At December 31, 2014 and 2013, the fair value of these swaptions was approximately $4,371,000 and $63,471,000, respectively. To manage our credit exposure to our counterparties, we negotiated credit support provisions that require each counterparty to provide us collateral in the form of cash or securities to the extent that the value of the swaptions outstanding for that counterparty exceeds a certain threshold. The collateral thresholds can range from $0 to $10,000,000 depending on each counterparty's credit rating. As of December 31, 2014 and 2013, we held $0 and $34,970,000 of funds posted as collateral by the counterparties, respectively. The collateral received is recorded as restricted cash on our consolidated balance sheet. The liability associated with the collateral is recorded as an offset to the fair values of the swaptions, which are recorded within other deferred charges on the consolidated balance sheet, resulting in a net carrying amount of the interest rate options of $4,371,000 and $28,501,000 at December 31, 2014 and 2013, respectively.

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

    The following table reflects the remaining notional amount of forecasted debt issuances we have hedged in each year with LIBOR swaptions as of December 31, 2014.

Year	LIBOR Swaption Notional Dollar Amount
(in thousands)

2015	$470,625
2016	310,533
2017	80,169

Total	$861,327

    The table below reflects the fair value of derivative instruments and their effect on our consolidated balance sheets at December 31, 2014 and 2013.

	Balance Sheet Location	Fair Value

		2014	2013
		(dollars in thousands)
Not designated as hedge:
Assets
Interest rate options(1)	Other deferred charges	$4,371	$63,471
Natural gas swaps	Other current assets	–	1,011
Liabilities
Natural gas swaps	Other current liabilities	$18,914	$–

(1)
Excludes liability associated with cash collateral of $0 and $34,970,000 as of December 31, 2014 and December 31, 2013, respectively, which is recorded as an offset to the fair value of the swaptions on the consolidated balance sheets.

    The following table presents the realized gains and (losses) on derivative instruments recognized in margin for the year ended December 31, 2014, 2013 and 2012.

	Consolidated Statement of Revenues and Expenses Location	2014	2013	2012

		(dollars in thousands)
Not designated as hedge:
Natural Gas Swaps	Fuel	$1,881	$739	$2,338
Natural Gas Swaps	Fuel	(1,033)	(4,051)	(10,483)

		$848	$(3,312)	$(8,145)

    The following table presents the unrealized gains and (losses) on derivative instruments deferred on the balance sheet at December 31, 2014 and 2013.

	Consolidated Balance Sheet Location	Fair Value

		2014	2013
		(dollars in thousands)
Not designated as hedge:
Natural Gas Swaps	Regulatory asset	$(18,914)	$–
Natural Gas Swaps	Regulatory liability	–	1,011
Interest Rate Options	Regulatory asset	(49,232)	(15,003)

Total not designated as hedge		$(68,146)	$(13,992)

    The following table presents the gross amounts of derivatives and their related offset amounts as permitted by their respective master netting agreements and obligations to return cash collateral at December 31, 2014 and 2013.

	(dollars in thousands)
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts offset on the Balance Sheet	Cash Collateral	Net Amounts of Assets (Liabilities) Presented on the Balance Sheet

December 31, 2014
Assets:
Natural gas swaps	$(18,914)	$–		$(18,914)
Interest rate options	$53,603	$(49,232)	$–	$4,371

December 31, 2013
Assets:
Interest rate options	$63,471	$–	$(34,970)	$28,501
Natural gas swaps	$1,069	$(58)	$–	$1,011

4. Investments:

Investments in debt and equity securities

    Investment securities we hold are classified as available-for-sale. Available-for-sale securities are carried at market value with unrealized gains and losses, net of any tax effect, added to or deducted from patronage capital, except that, in accordance with our rate-making treatment, realized and unrealized gains and losses from investment securities held in the nuclear decommissioning funds are directly added to or deducted from the regulatory asset or liability for asset retirement obligations. All realized and unrealized gains and losses are determined using the specific identification method. Approximately 80% of these gross unrealized losses were in effect for less than one year.

    For those securities considered to be available-for-sale, the following table summarizes the activities for those securities as of December 31, 2014 and 2013:

	(dollars in thousands)
	Gross Unrealized
2014	Cost	Gains	Losses	Fair Value

Equity	$200,892	$69,536	$(2,163)	$268,265
Debt	168,182	9,981	(8,619)	169,544
Other	13,927	–	(4)	13,923

Total	$383,001	$79,517	$(10,786)	$451,732

	(dollars in thousands)
	Gross Unrealized
2013	Cost	Gains	Losses	Fair Value

Equity	$182,755	$68,424	$(1,053)	$250,126
Debt	164,941	7,319	(9,070)	163,190
Other	12,101	2	–	12,103

Total	$359,797	$75,745	$(10,123)	$425,419

    All of the available-for-sale investments are recorded at fair value in the accompanying consolidated balance sheets, therefore the carrying value equals the fair value.

    The contractual maturities of debt securities available-for-sale, which are included in the estimated fair value table above, at December 31, 2014 and 2013 are as follows:

	(dollars in thousands)
	2014		2013
	Cost	Fair Value	Cost	Fair Value

Due within one year	$1,744	$1,790	$1,107	$1,095
Due after one year through five years	48,105	47,508	46,950	46,982
Due after five years through ten years	67,103	67,665	62,860	61,612
Due after ten years	51,230	52,581	54,024	53,501

Total	$168,182	$169,544	$164,941	$163,190

    The following table summarizes the realized gains and losses and proceeds from sales of securities for the years ended December 31, 2014, 2013 and 2012:

	(dollars in thousands)
	2014	2013	2012

Gross realized gains	$64,437	$46,647	$28,959
Gross realized losses	(46,258)	(21,685)	(18,175)
Proceeds from sales	438,941	605,364	666,481

Investment in associated companies

    Investments in associated companies were as follows at December 31, 2014 and 2013:

	(dollars in thousands)
	2014	2013

National Rural Utilities Cooperative Finance Corporation (CFC)	$24,030	$24,019
CoBank, ACB	2,409	2,517
CT Parts, LLC	9,939	8,853
Georgia Transmission Corporation	24,254	22,542
Georgia System Operations Corporation	5,200	7,000
Other	1,536	1,506

Total	$67,368	$66,437

    The CFC investments are primarily in the form of capital term certificates and are required in conjunction with our membership in CFC. Accordingly, there is no market for these investments. The investments in CoBank and Georgia Transmission represent capital credits. Any distributions of capital credits are subject to the discretion of the board of directors of CoBank and Georgia Transmission. The investments in Georgia System Operations represent loan advances. Repayments of these advances are expected by December 2017.

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

    In 2012, we terminated five of the six lease transactions prior to the end of their lease terms. The five leases were each owned by separate owner trusts for the benefit of two of the owner participants, and represented approximately 90% of the six original lease transactions. As a result, only one of the original lease arrangements, approximately 10% of the original lease transactions, remains in place. In connection with these terminations, we incurred termination costs of $22,500,000 and recognized $41,400,000 of the deferred net benefit associated with the terminated leases, resulting in a net gain on termination of $18,900,000. We have a guarantee for the basic rental payments under the remaining lease. The fair value amount relating to the guarantee of basic rent payments is immaterial to us principally due to the high credit rating of the payment undertaker. The basic rental payments remaining through the end of the lease are approximately $64,900,000.

    The assets of RMLC are not available to pay our creditors.

5. Income taxes:

    While we are a not-for-profit membership corporation formed under the laws of Georgia, we are subject to federal and state income taxation. As a taxable cooperative, we are allowed to deduct patronage dividends that we allocate to our members for purposes of calculating our taxable income. We annually allocate income and deductions between patronage and non-patronage activities and substantially all of our income is from patronage-sourced activities, resulting in no current period income tax expense or current or deferred income tax liability.

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

    The difference between the statutory federal income tax rate on income before income taxes and our effective income tax rate is summarized as follows:

	2014	2013	2012

Statutory federal income tax rate	35.0%	35.0%	35.0%
Patronage exclusion	(34.4%)	(33.3%)	(32.7%)
Other	(0.6%)	(1.7%)	(2.3%)

Effective income tax rate	0.0%	0.0%	0.0%

    The components of our net deferred tax assets and liabilities as of December 31, 2014 and 2013 were as follows:

	(dollars in thousands)
	2014	2013

Deferred tax assets
Net operating losses	$29,724	$29,724
Tax credits (alternative minimum tax and other)	1,275	1,478
Accounting for Rocky Mountain transactions	348,460	348,136
Other assets	100,203	95,832

Deferred tax assets	479,662	475,170
Less: Valuation allowance	(30,999)	(31,202)

Net deferred tax assets	$448,663	$443,968

Deferred tax liabilities
Depreciation	$444,139	$448,350
Accounting for Rocky Mountain transactions	165,462	153,173
Other liabilities	112,732	85,976

Deferred tax liabilities	722,333	687,499

Net deferred tax liabilities	273,670	243,531
Less: Patronage exclusion	(273,670)	(243,531)

Net deferred taxes	$–	$–

    As of December 31, 2014, we have federal tax net operating loss carryforwards and alternative minimum tax credits as follows:

	(dollars in thousands)

Expiration Date	Minimum Alternative Tax Credits	NOLs

2018	$–	$61,533
2019	–	10,516
2020	–	4,362
None	1,275	–

	$1,275	$76,411

    The net operating loss expiration dates start in the year 2018 and end in the year 2020. Due to the tax basis method for allocating patronage and as shown by the above valuation allowance, it is not more likely than not that the deferred tax assets related to tax credits and net operating losses will be realized. Any future tax benefits realized as a result of monetizing the tax credits will require favorable tax legislation and are not expected to be material to the financial statements.

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

    We file a U.S. federal consolidated income tax return. The U.S. federal statute of limitations remains open for the year 2011 forward. State jurisdictions have statutes of limitations generally ranging from three to five years from the filing of an income tax return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. Years still open to examination by tax authorities in major state jurisdictions include 2011 forward. We have no liabilities recorded for uncertain tax positions.

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

    In 2000, we entered into a power purchase and sale agreement with Doyle I, LLC (Doyle Agreement), an affiliate of one of our members, to purchase all of the output from a five-unit generation facility (Doyle) for a period of 15 years, through August 24, 2015. We have exercised our option to purchase the facility and expect the acquisition to close on August 24, 2015.

    The minimum lease payments under the capital leases together with the present value of the net minimum lease payments as of December 31, 2014 are as follows:

Year Ending December 31,	(dollars in thousands)

	Scherer Unit No. 2	Doyle	Total

2015	$14,949	$18,298	$33,247
2016	14,949	–	14,949
2017	14,949	–	14,949
2018	14,949	–	14,949
2019	14,949	–	14,949
2020-2031	130,280	–	130,280

Total minimum lease payments	205,025	18,298	223,323
Less: Amount representing interest	(101,017)	(575)	(101,592)

Present value of net minimum lease payments	104,008	17,723	121,731
Less: Current portion	(3,552)	(17,723)	(21,275)

Long-term balance	$100,456	$0	$100,456

    For Doyle, the lease payments vary to the extent the interest rate on the lessor's debt varies from 6.00%. At December 31, 2014, the weighted average interest rate on the Doyle lease obligation was 5.98% as compared to 5.94% at December 31, 2013.

    The Scherer No. 2 leases and the Doyle Agreement are reported as capital leases. For rate-making purposes, however, we include the actual lease payments in our cost of service. The difference between lease payments and the aggregate of the amortization on the capital lease asset and the interest on the capital lease obligation is recognized as a regulatory asset or regulatory liability on the consolidated balance sheet. Capital lease amortization is recorded in depreciation and amortization expense.

7. Debt:

    Long-term debt consists of first mortgage notes payable to the United States of America acting through the Federal Financing Bank and the Rural Utilities Service or the U.S. Department of Energy, first mortgage bonds payable, first mortgage notes issued in conjunction with the sale by public authorities of pollution control revenue bonds and first mortgage notes payable to CoBank and CFC. Substantially all of our owned tangible and certain of our intangible assets are pledged under our first mortgage indenture as collateral for the Federal Financing Bank notes, the first mortgage bonds, the first mortgage notes issued in conjunction with the sale of pollution control revenue bonds, and the CoBank and CFC first mortgage notes.

a)
Department of Energy Loan Guarantee:

    Pursuant to the loan guarantee program established under Title XVII of the Energy Policy Act of 2005 (the "Title XVII Loan Guarantee Program"), we and the U.S. Department of Energy, acting by and through the Secretary of Energy entered into a Loan Guarantee Agreement on February 20, 2014 (the "Loan Guarantee Agreement") pursuant to which the Department of Energy agreed to guarantee our obligations (the "Department of Energy Guarantee") under the Note Purchase Agreement dated as of February 20, 2014 (the "Note Purchase Agreement"), among us, the Federal Financing Bank and the Department of Energy and the Future Advance Promissory Note No. 1 and Future Advance Promissory Note No. 2, each dated February 20, 2014, made by us to Federal Financing Bank (the "Federal Financing Bank Notes" and together with the Note Purchase Agreement, the "FFB Credit Facility Documents"). The Federal Financing Bank Credit Facility Documents provide for a multi-advance term loan facility (the "Facility"), under which we may make term loan borrowings through the Federal Financing Bank.

    Proceeds of advances made under the Facility will be used to reimburse us for a portion of certain costs of construction relating to Vogtle Units No. 3 and No. 4 that are eligible for financing under the Title XVII Loan Guarantee Program ("Eligible Project Costs"). Aggregate borrowings under the Facility may not exceed the lesser of (i) 70% of Eligible Project Costs or (ii) $3,057,069,461, of which $335,471,604 is designated for capitalized interest.

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

    Advances.    Advances may be requested under the Facility on a quarterly basis through December 31, 2020. On February 20, 2014, we made an initial borrowing in the principal amount of $725,000,000 at a fixed interest rate of 3.867% through February 20, 2044. In connection with the receipt of these funds, we repaid a like amount of outstanding short-term obligations, which included a $260,000,000 term loan originally due April 1, 2014 and $465,000,000 of commercial paper. These outstanding obligations were classified as long-term at December 31, 2013. On December 13, 2014, we received an additional $125,000,000 advance under the Facility at a fixed interest rate of 2.978% through February 20, 2044.

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

    Maturity, Interest Rate and Amortization.    The final maturity date for each advance under the Facility is February 20, 2044. Interest is payable quarterly in arrears on February 20, May 20, August 20 and November 20 of each year. Principal and interest payments will begin on February 20, 2020. Interest accrued and payable through November 20, 2019, up to a maximum of

$335,471,604, is reflected as additional borrowings under the Facility. As of December 31, 2014, $24,607,000 of interest is reflected as long-term debt on our consolidated balance sheet.

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

b)
Rural Utilities Service Guaranteed Loans:

    During 2014, we received advances on Rural Utilities Service-guaranteed Federal Financing Bank loans totaling $37,362,000 for long-term financing of general and environmental improvements at existing plants.

    In February 2015, we received an additional $113,718,000 in advances on Rural Utilities Service-guaranteed Federal Financing Bank loans for long-term financing of general and environmental improvements at existing plants.

c)
Bond Issuance:

    On June 12, 2014, we issued $250,000,000 of 4.55% first mortgage bonds, Series 2014A, primarily for the purpose of repaying outstanding commercial paper issued for the interim financing of general and environmental capital expenditures at our existing generation facilities and for general corporate purposes. The bonds are secured under our first mortgage indenture.

d)
Credit Facilities

    As of December 31, 2014, we had $1,775,000,000 of committed credit arrangements comprised of five separate facilities with maturity dates that range from June 2015 to December 2018. These credit facilities are for general working capital purposes, issuing letters of credit and backing up outstanding commercial paper. Under our unsecured committed lines of credit that we had in place at December 31, 2014, we had the ability to issue letters of credit totaling $970,000,000 in the aggregate, of which $719,000,000 remained available. At December 31, 2014, we had 1) $251,000,000 under these lines of credit in the form of issued letters of credit supporting variable rate demand bonds and collateral postings to third parties, and 2) $234,000,000 dedicated under one of these lines of credit to support a like amount of commercial paper that was outstanding.

    On March 23, 2015, we entered into a $1,210,000,000 credit agreement with thirteen lenders, including the National Rural Utilities Cooperative Finance Corporation as administrative agent, to replace certain of our existing credit facilities in place at December 31, 2014. The new agreement expires on March 23, 2020. At December 31, 2014, we classified $133,600,000 in variable rate demand bonds supported by this new credit agreement as long-term debt.

    The weighted average interest rate on short-term borrowings was 0.28% at December 31, 2014 as compared to 0.29% at December 31, 2013.

    Maturities for long-term debt and capital lease obligations through 2019 are as follows:

	(dollars in thousands)
	2015	2016	2017	2018	2019

FFB	$136,923	$141,293	$138,416	$143,402	$148,334
FMBs	–	–	–	–	350,000
PCBs(1)	–	74,703	37,352	–	–
CFC	848	891	937	984	1,035
CoBank	698	786	885	996	719
CREBs	1,010	1,010	1,010	1,010	1,010

	139,479	218,683	178,600	146,392	501,098
Capital Leases	21,275	3,955	4,404	4,905	5,462

Total	$160,754	$222,638	$183,004	$151,297	$506,560

(1)
These are not regularly scheduled principal payments but instead represent i) amounts that would be due if the credit support facilities for the Series 2009 pollution control bonds were drawn upon and became payable in accordance with their terms. To date, none of the credit support facilities backing the Series 2009 bonds have been drawn upon for principal and we anticipate extending these facilities before their expiration. The nominal maturities of the 2009 pollution control bonds range from 2030 through 2038.

    The weighted average interest rate for long-term debt and capital leases, excluding short-term borrowings classified as long-term, at December 31, 2014 and 2013 was 4.55% and 4.56%, respectively.

8. Electric plant, construction and related agreements:

a. Electric plant

    We, along with Georgia Power, have entered into agreements providing for the purchase and subsequent joint operation of certain electric generating plants. Each co-owner is responsible for providing its' own financing. The plant investments disclosed in the table below represent our undivided interest in each plant. A summary of our plant investments and related accumulated depreciation as of December 31, 2014 and 2013 is as follows:

	2014		2013
	(dollars in thousands)
Plant	Investment	Accumulated Depreciation	Investment	Accumulated Depreciation

In-service(1)
Owned property
Vogtle Units No. 1 & No. 2 (Nuclear – 30% ownership)	$2,805,310	$(1,634,062)	$2,778,941	$(1,602,942)
Vogtle Unit No. 3 & No. 4 (Nuclear – 30% ownership)	18,267	(637)	12,073	(338)
Hatch Units No. 1 & No. 2 (Nuclear – 30% ownership)	695,392	(377,902)	679,373	(367,757)
Wansley Units No. 1 & No. 2 (Fossil – 30% ownership)	474,740	(157,543)	441,590	(149,594)
Scherer Unit No. 1 (Fossil – 60% ownership)	1,067,777	(318,990)	889,094	(306,027)
Rocky Mountain Units No. 1, No. 2 & No. 3 (Hydro – 75% ownership)	587,762	(211,010)	587,312	(199,386)
Hartwell (Combustion Turbine – 100% ownership)	224,512	(98,696)	224,384	(94,258)
Hawk Road (Combustion Turbine – 100% ownership)	242,293	(65,931)	242,757	(61,846)
Talbot (Combustion Turbine – 100% ownership)	289,020	(102,947)	281,271	(94,399)
Chattahoochee (Combined cycle – 100% ownership)	308,943	(106,633)	306,953	(97,392)
Smith (Combined cycle – 100% ownership)	579,486	(151,677)	561,704	(137,626)
Wansley (Combustion Turbine – 30% ownership)	3,582	(3,377)	3,636	(3,309)
Transmission plant	88,031	(49,132)	86,088	(47,286)
Other	112,431	(63,427)	111,887	(62,904)
Property under capital lease:
Doyle (Combustion Turbine – 100% leasehold)	126,990	(95,644)	126,990	(92,944)
Scherer Unit No. 2 (Fossil – 60% leasehold)	720,705	(325,082)	716,050	(297,367)

Total in-service	$8,345,241	$(3,762,690)	$8,050,103	$(3,615,375)

Construction work in progress
Vogtle Units No. 3 & No. 4	$2,268,344		$1,940,340
Environmental and other generation improvements	104,600		270,446
Other	1,448		1,438

Total construction work in progress	$2,374,392		$2,212,224

(1)
Amounts include plant acquisition adjustments at December 31, 2014 and 2013 of $196,000,000.

    Our proportionate share of direct expenses of joint operation of the above plants is included in the corresponding operating expense captions (e.g., fuel, production or depreciation) on the accompanying Statement of Revenues and Expenses.

b. Construction

    In 2008, Georgia Power, acting for itself and as agent for us, the Municipal Electric Authority of Georgia, and the City of Dalton, Georgia (collectively, the Co-owners), and Westinghouse Electric Company LLC (Westinghouse) and Stone & Webster, Inc. (collectively, the Contractor) entered into an engineering, procurement, and construction agreement (the EPC Agreement) to design, engineer, procure, construct, and test two AP1000 nuclear units with electric generating capacity of approximately 1,100 megawatts each and related facilities, structures, and improvements at Plant Vogtle (Vogtle Units No. 3 and No. 4).

    Under the EPC Agreement, the Co-owners will pay a purchase price that is subject to certain price escalation and adjustments, including fixed escalation amounts and certain index-based adjustments, as well as adjustments for change orders and performance bonuses. The EPC Agreement also provides for liquidated damages upon the Contractor's failure to comply with schedule and performance guarantees. The Contractor's liability for those liquidated damages and for warranty claims is subject to a cap. In addition, the EPC Agreement provides for limited cost sharing by the Co-owners for increases to Contractor costs under certain conditions which have not occurred, with maximum exposure to us of $75 million. Each Co-owner is severally, not jointly, liable to the Contractor for its proportionate share, based on ownership interest, of all amounts owed under the EPC Agreement. Our ownership interest and proportionate share of the cost to construct Vogtle Units No. 3 and No. 4 is 30%.

    The NRC certified the Westinghouse AP1000 Design Control Document (DCD) effective December 30, 2011. On February 10, 2012, the NRC issued combined construction permits and operating licenses (COLs) for Vogtle Units No. 3 and No. 4 which allowed full construction to begin. There have been technical and procedural challenges to the construction and licensing of these units and additional challenges at the federal and state level may arise as construction proceeds.

    During the development and construction process, issues have materialized that have impacted the original schedule and cost estimates. Most recently, in January 2015, the Contractor notified the Co-owners of the

Contractor's proposed revised integrated project schedule for completion of Vogtle Units No. 3 and No. 4 which would delay the estimated in-service dates to the second quarter of 2019 and the second quarter of 2020, respectively. This represents an 18-month delay for each unit from the previously disclosed schedule which projected in-service dates for Vogtle Units No. 3 and No. 4 in the fourth quarter of 2017 and the fourth quarter of 2018, respectively. Georgia Power, on behalf of the Co-owners, has not agreed to any changes to the guaranteed substantial completion dates of April 2016 and April 2017 for Vogtle Units No. 3 and No. 4, respectively, and does not believe that the Contractor's proposed revision to the schedule reflects all efforts that may be possible to mitigate the Contractor's delay.

    During the extended construction period, we will continue to incur our share of owner-related costs, including property taxes, oversight costs, compliance costs, and other operational readiness costs and will also continue to incur financing costs. Although Georgia Power, on behalf of the Co-owners, has not accepted the revised schedule, we expect that each additional month delay beyond the previously disclosed in-service dates for Vogtle Units No. 3 and No. 4 of the fourth quarter of 2017 and the fourth quarter of 2018, respectively, will increase our previously disclosed project budget, which includes capital costs, allowance for funds used during construction and a contingency amount, of $4,500,000,000 by approximately $28,000,000 per month, which would increase our project budget to $5,000,000,000 should the entire eighteen-month delay be realized. Commercial responsibility for the revised commercial operation dates and additional costs remain in dispute.

    In addition, as construction continues, the risk remains that ongoing challenges with the Contractor's performance including additional challenges in its fabrication, assembly, delivery, and installation of the shield building and structural modules, delays in the receipt of the remaining permits necessary for the operation of Vogtle Units No. 3 and No. 4, or other issues could arise and may further impact the project schedule and cost. Additional claims by the Contractor or Georgia Power, on behalf of the Co-owners, are also likely to arise throughout construction. Any of these claims or disputes may be resolved through formal and informal dispute resolution procedures under the EPC Agreement but also may be resolved through litigation. See Note 12a for information regarding nuclear construction contingencies.

    The ultimate outcome of these matters cannot be determined at this time.

    At December 31, 2014, our total Vogtle construction project costs were approximately $2,415,000,000.

9. Employee benefit plans:

    Our retirement plan is a contributory 401(k) that covers substantially all employees. An employee may contribute, subject to IRS limitations, up to 60% of his or her eligible annual compensation. At our discretion, we may match the employee's contribution and have done so each year of the plan's existence. Our current policy is to match the employee's contribution as long as there is sufficient margin to do so. The match, which is calculated each pay period, currently can be equal to as much as three-quarters of the first 6% of an employee's eligible compensation, depending on the amount and timing of the employee's contribution. Our contributions to the matching feature of the plan were approximately $1,205,000 in 2014, $1,161,000 in 2013 and $1,016,000 in 2012.

    Our 401(k) plan also includes an employer retirement contribution feature, which subject to IRS limitations, contributes 8% of an employee's eligible annual compensation. Our contributions to the employer retirement contribution feature of the 401(k) plan were approximately $2,441,000 in 2014, $2,289,000 in 2013 and $2,029,000 in 2012.

10. Nuclear insurance:

    The Price-Anderson Act, limits public liability claims that could arise from a single nuclear incident to $13,600,000,000. This amount is covered by private insurance and a mandatory program of deferred premiums that could be assessed against all owners of nuclear power reactors. Such private insurance provided by American Nuclear Insurers (ANI), is carried by Georgia Power for the benefit of all the co-owners of Plants Hatch and Vogtle. Agreements of indemnity have been entered into by and between each of the co-owners and the NRC. In the event of a nuclear incident involving any commercial nuclear facility in the country involving total public liability in excess of $375,000,000, a licensee of a nuclear power plant could be assessed a deferred premium of up to $127,000,000 per incident for each licensed reactor operated by it, but not more than $19,000,000 per reactor per incident to be paid in a calendar year. On the basis of our ownership interest in four nuclear reactors, we could be assessed a maximum of $152,000,000 per incident, but not more than $23,000,000 in any one year. Both the maximum assessment per reactor and the maximum yearly assessment are adjusted for inflation at least every five years, and exclude any applicable state premium taxes. The next scheduled adjustment is due no later than September 10, 2018.

    Georgia Power, on behalf of all the co-owners of Plants Hatch and Vogtle, is a member of Nuclear Electric Insurance, Ltd. (NEIL), a mutual insurer established to provide property damage insurance coverage in an amount up to $1,500,000,000 for members' operating nuclear generating facilities. Additionally, there is coverage through NEIL for decontamination, excess property insurance, and premature decommissioning coverage up to $1,250,000,000 for nuclear losses in excess of the $1,500,000,000 primary coverage. On April 1, 2014, NEIL introduced a new excess non-nuclear policy providing coverage up to $750,000,000 for non-nuclear losses in excess of the $1,500,000,000 primary coverage.

    Georgia Power, on behalf of all the co-owners has purchased a builders' risk property insurance policy from NEIL for Vogtle Units No. 3 and No. 4. This policy provides $2,750,000,000 in limits for accidental property damage occurring during construction.

    Under each of the NEIL policies, members are subject to retroactive assessments in proportion to their premiums, if losses each year exceed the accumulated reserve funds available to the insurer. The portion of the current maximum annual assessment for Georgia Power that would be payable by Oglethorpe based on ownership share, is limited to approximately $36,000,000.

    Claims resulting from terrorist acts are covered under both the ANI and NEIL policies (subject to normal policy limits). The aggregate, however, that NEIL will pay for all claims resulting from terrorist acts in any 12-month period is $3,200,000,000 plus such additional amounts NEIL can recover through reinsurance, indemnity, or other sources.

    For all on-site property damage insurance policies for commercial nuclear power plants, the NRC requires that the proceeds of such policies shall be dedicated first for the sole purpose of placing the reactor in a safe and stable condition after an accident. Any remaining proceeds are next to be applied toward the costs of decontamination and debris removal operations ordered by the NRC, and any further remaining proceeds are to be paid either to Georgia Power, for the benefit of all the co-owners, or to bond trustees as may be appropriate under the policies and applicable trust indentures.

    All retrospective assessments, whether generated for liability or property, may be subject to applicable state premium taxes. In the event of a loss, the amount of insurance available may not be adequate to cover property damage and other incurred expenses. Uninsured losses and other expenses could have a material adverse effect on our financial condition and results of operations.

11. Commitments:

a. Operating leases

    As of December 31, 2014, our estimated minimum rental commitments for our railcar leases for use at our coal-fired facilities over the next five years and thereafter are as follows:

(dollars in thousands)

2015	$5,333
2016	5,333
2017	5,333
2018	5,333
2019	2,955
Thereafter	588

    The rental expenses for the railcar leases are added to the cost of the fossil inventories and are recognized in fuel expense. Rental expenses totaled $5,139,000, $5,213,000 and $5,164,000 in 2014, 2013 and 2012, respectively.

b. Fuel

    To supply a portion of the fuel requirements to our generating units, Southern Nuclear on our behalf for nuclear fuel, and Georgia Power, on our behalf for coal, have entered into various long-term commitments for the procurement of coal and nuclear fuel. The contracts in most cases contain provision for price escalations, minimum and maximum purchase levels and other financial commitments. The value of the coal commitments is based on maximum coal prices and minimum volumes as provided in the contracts and does not include taxes, transportation, government impositions or railcar costs. For further discussion of total nuclear fuel expense, see Note 1h. As of December 31, 2014, our estimated minimum long-term commitments are as follows:

	(dollars in thousands)
	Coal	Nuclear Fuel

2015	$43,000	$58,800
2016	25,000	28,800
2017	12,000	29,100
2018	–	28,200
2019	–	23,100
Thereafter	–	91,500

12. Contingencies and Regulatory Matters:

    We do not anticipate that the liabilities, if any, for any current proceedings against us will have a material effect on our financial condition or results of operations. However, at this time, the ultimate outcome of any pending or potential litigation cannot be determined.

a. Nuclear Construction

    Under the EPC Agreement for Vogtle Units No. 3 and No. 4, the Co-owners and the Contractor have established both informal and formal dispute resolution procedures in order to resolve issues arising during the course of constructing a project of this magnitude. Georgia Power, on behalf of the Co-owners, has successfully initiated both formal and informal claims through these procedures, including ongoing claims. When matters are not resolved through these procedures, the parties may proceed to litigation. The Contractor and the Co-owners are involved in litigation with respect to certain claims that have not been resolved through the formal dispute resolution process.

    In July 2012, the Co-owners and Contractor began negotiations regarding costs associated with design changes to the DCD and delays in the project schedule related to the timing of approval of the DCD and issuance of the combined construction permits and operating licenses by the Nuclear Regulatory Commission, including the assertion by the Contractor that the Co-owners are responsible for these costs under the terms of the EPC Agreement. On November 1, 2012, the Co-owners filed suit against the Contractor in the U.S. District Court for the Southern District of Georgia, seeking a declaratory judgment that the Co-owners are not responsible for these costs. Also on November 1, 2012, the Contractor filed suit against the Co-owners in the U.S. District Court for the District of Columbia alleging the Co-owners are responsible for these costs. In August 2013, the U.S. District Court for the District of Columbia dismissed the Contractor's suit, ruling that proper venue is the U.S. District Court for the Southern District of Georgia. In March 2015, the U.S. Court of Appeals for the District of Columbia affirmed this dismissal which means the case will be tried in the U.S. District Court for the Southern District of Georgia. The portion of the additional costs claimed by the Contractor that would be attributable to us, based on our ownership interest, is approximately $280 million in 2008 dollars with respect to these issues. The Contractor has also asserted that it is entitled to extensions of the guaranteed substantial completion dates of April 2016 and April 2017 for Vogtle Units No. 3 and No. 4, respectively. On May 22, 2014, the Contractor filed an amended counterclaim to the lawsuit pending in the Southern District of Georgia alleging that (i) the design changes to the DCD imposed by the Nuclear Regulatory Commission have delayed module production and the impacts to the Contractor are recoverable by the Contractor under the EPC Agreement and (ii) the changes to the basemat rebar design required by the Nuclear Regulatory Commission caused additional costs and delays recoverable by the Contractor under the EPC Agreement. The Contractor did not specify amounts relating to these new allegations in its amended counterclaim; however, the Contractor has subsequently asserted related minimum damages, based on our ownership interest, of approximately $75 million. The Contractor may from time to time continue to assert that it is entitled to additional payments with respect to these new allegations, any of which could be substantial. Georgia Power, on behalf of the Co-owners, has not agreed with either the proposed cost or schedule adjustments or that the Co-owners have any responsibility for costs related to these issues. Litigation is ongoing and Georgia Power and the Co-owners intend to vigorously defend their positions. Georgia Power and the Co-owners also expect negotiations with the Contractor to continue with respect to cost and schedule during which time the parties will attempt to reach a mutually acceptable compromise of their positions.

    If any or all of these costs are ultimately imposed on the Co-owners, we will capitalize the costs attributable to us. As of December 31, 2014, no material amounts have been recorded related to this claim. Additional claims by the Contractor or Georgia Power, on behalf of the Co-owners, are also likely to arise throughout construction.

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

    On August 20, 2014, a second patronage capital lawsuit was filed in the Superior Court of DeKalb County against us, Georgia Transmission, and two of our member distribution cooperatives. The case was filed by two current consumer-members of the two member distribution cooperatives named in the lawsuit. Similar to the above described litigation, this complaint challenges the patronage capital distribution practices of Georgia's electric cooperatives; however, one notable difference is that the first case, described above, seeks to bring claims on behalf of former members while this second case seeks to bring claims on behalf of current members. The plaintiffs allege that the defendants have (i) retained patronage capital for an unreasonably long period of time; (ii) conspired with each other to deprive consumer-members of their patronage capital; and (iii) breached bylaw provisions allegedly requiring that patronage capital be retired when the financial condition of the cooperative will not be impaired. The plaintiffs seek unspecified damages and equitable relief, including an order declaring that the defendants be required to retire patronage capital "according to a regular, reasonable revolving plan." Similarly to the litigation described above, although not expected, if we were ordered by the Court to make distributions of our patronage capital, our first mortgage indenture would require us to raise our rates to a level where we could comply with current patronage capital distribution restrictions, and the rate increases required to meet the Plaintiff's demands could be significant for a period of years. The plaintiffs seek to certify three plaintiffs' classes but do not seek to certify a defendants' class.

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

13. Purchase Agreements:

    On April 11, 2014, we signed a precedent agreement with Transcontinental Gas Pipeline Company, LLC (Transco) for additional firm natural gas transportation to our Smith facility. The additional firm transportation is contingent upon the construction of a new natural gas pipeline by Transco. Total fixed charges over the 25-year base term will be approximately $942,500,000. Our obligation to make payments begins when the pipeline expansion project is placed into service, which is projected to be May 1, 2017.

14. Quarterly financial data (unaudited):

    Summarized quarterly financial information for 2014 and 2013 is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(dollars in thousands)
2014
Operating revenues	$367,300	$355,983	$369,405	$315,475
Operating margin	69,857	69,600	70,685	49,255
Net margin	19,223	17,196	14,453	(4,237)
2013
Operating revenues	$305,914	$324,349	$349,725	$265,388
Operating margin	67,554	69,795	70,266	23,909
Net margin	22,024	24,502	20,104	(25,150)

    Our business is influenced by seasonal weather conditions. The negative net margins in the fourth quarter of 2014 and 2013 were due to reductions to revenue requirements in order to achieve the targeted margins for interest ratio of 1.14.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

    The Board of Directors and Members of Oglethorpe Power Corporation

    We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of Oglethorpe Power Corporation as of December 31, 2014 and 2013, and the related consolidated statements of revenues and expenses, comprehensive margin, patronage capital and membership fees and accumulated other comprehensive margin (deficit), and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oglethorpe Power Corporation at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Atlanta, Georgia
March 26, 2015

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

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

    Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2014 in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods in SEC rules and forms, including a reasonable level of assurance that information we are required to disclose in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

    Based on our evaluation under the framework in Internal Control – Integrated Framework (2013 framework) issued by Committee of Sponsoring Organizations, our management concluded that our internal control over financial reporting was effective as of December 31, 2014 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

    There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

    On March 23, 2015, we entered into an unsecured $1.21 billion syndicated credit agreement with thirteen lenders, including National Rural Utilities Cooperative Finance Corporation, as administrative agent. This credit agreement replaced our $1.265 billion syndicated credit agreement. This credit agreement can be used to (a) advance funds for working capital purposes, (b) issue letters of credit thereunder and (c) support the issuance of up to $1.0 billion of commercial paper. This credit agreement has a maturity date of March 23, 2020, unless extended as provided therein.

    Loans under the credit agreement are subject to customary conditions to borrowing and may be (1) eurodollar rate loans, which shall bear interest at the London Interbank Offered Rate multiplied by the statutory reserve rate plus the applicable rate for eurodollar rate loans (ranging from .875% to 1.75% depending on our credit ratings) or (2) base rate loans or swing line loans, which shall each bear interest at a rate per annum equal to the greatest of (a) the prime rate, (b) the Federal funds rate plus .50%, and (c) the eurodollar rate for a one-month interest period plus 1.0%, plus the applicable rate for base rate loans (ranging from 0% to .75% depending on our credit ratings). We are also paying customary unused commitment fees, an administrative agent fee and letter of credit fees.

    The credit agreement contains customary representations, warranties, covenants, events of default and acceleration, including financial covenants to (a) maintain patronage capital of at least $675 million, (b) set rates reasonably expected to yield a margins for interest ratio of 1.10 and (c) limit our secured indebtedness and unsecured indebtedness, both as defined by the credit agreement, to $12.0 billion and $4.0 billion, respectively.

    The foregoing is a summary of certain terms of the credit agreement, is neither complete nor inclusive of all material terms of the credit agreement and is subject to, and qualified in its entirety by, the full text of the credit agreement, which is filed as Exhibit 10.13 to this annual report. For additional discussion of our liquidity program, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—Sources of Capital and Liquidity—Liquidity."

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors

Structure of our Board of Directors

    Our members elect our board of directors. Our board of directors consists of directors and general managers from our members, referred to as "member directors," and up to two outside directors. Our bylaws divide member director positions among the member scheduling groups specifically described in the bylaws, referred to as the "member groups." There are currently five member groups and, except for Group 5, each member group is represented by two member directors. Of each member group's two directors, one must be a general manager of a member in that member group and one must be a director of a member in that member group. Jackson Electric Membership Corporation is the only member in Group 5 and has only one director. The bylaws permit expansion of the number of member groups and changes in the composition of member groups. Formation of new member groups and changes in the composition of member groups are subject to certain required member approvals, and the requirement that the composition of the member groups at Oglethorpe, Georgia Transmission and Georgia System Operations be identical, except in cases where a member is no longer a member of one or more of Oglethorpe, Georgia Transmission or Georgia System Operations. The number of member director positions will change if additional member groups are formed or a member group ceases to exist. The bylaws also provide for three at-large member director positions which must each be filled by a director of one of our members.

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

Executive Officer and Director Biographies

    Our executive officers and directors are as follows:

Name	Age	Position

Executive Officers:
Michael L. Smith	55	President and Chief Executive Officer
Michael W. Price	54	Executive Vice President and Chief Operating Officer
Elizabeth B. Higgins	46	Executive Vice President and Chief Financial Officer
William F. Ussery	50	Executive Vice President, Member and External Relations
W. Clayton Robbins	68	Senior Vice President, Governmental Affairs
Charles W. Whitney	68	Senior Vice President and General Counsel
Jami G. Reusch	52	Vice President, Human Resources
Directors:
Benny W. Denham	84	Chairman and At-Large Director
Marshall S. Millwood	65	Vice-Chairman and At-Large Director
Bobby C. Smith, Jr.	61	At-Large Director
George L. Weaver	66	Member Group Director (Group 1)
James I. White	69	Member Group Director (Group 1)
Danny L. Nichols	50	Member Group Director (Group 2)
Sammy G. Simonton	73	Member Group Director (Group 2)
M. Anthony Ham	63	Member Group Director (Group 3)
C. Hill Bentley	67	Member Group Director (Group 3)
Fred A. McWhorter	68	Member Group Director (Group 4)
Jeffrey W. Murphy	51	Member Group Director (Group 4)
Ernest A. "Chip" Jakins III	45	Member Group Director (Group 5)
Wm. Ronald Duffey	73	Outside Director

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

Executive Officer Biographies

    Michael L. Smith is our President and Chief Executive Officer and has served in that capacity since November 2013. Prior to joining Oglethorpe, Mr. Smith served as Georgia Transmission's President and Chief Executive Officer from 2005 to 2013 after he joined Georgia Transmission as its Senior Vice President and Chief Financial Officer in 2003. From 2002 to 2003, Mr. Smith co-founded and served as the Executive Director of the Committee of Chief Risk Officers. From 1997 to 2002, Mr. Smith held multiple positions at Mirant Corporation, most recently as Vice President and

Global Risk Officer. From 1994 to 1997, he was Manager of Planning and Evaluation for Vastar Resources and prior to that he worked at ARCO in various positions from 1983 to 1994. Mr. Smith has a Bachelor's degree in Business Law and a Masters of Business Administration in Finance from Louisiana State University. Mr. Smith is on the board of directors for SERC Reliability Corporation and also serves as a cooperative representative to the NERC Member Representative Committee. Mr. Smith is also on the board of directors of the Georgia Chamber of Commerce and for ACES Power Marketing.

    Michael W. Price is our Executive Vice President and Chief Operating Officer and has served in that office since February 1, 2000. In October 2008, Mr. Price's title changed from Chief Operating Officer to his current title. Mr. Price was employed by Georgia System Operations from January 1999 to January 2000, first as Senior Vice President and then as Chief Operating Officer. He served as Vice President of System Planning and Construction of Georgia Transmission from May 1997 to December 1998. He served as a manager of system control of Georgia System Operations from January to May 1997. From 1986 to 1997, Mr. Price was employed by Oglethorpe in the areas of control room operations, system planning, construction and engineering, and energy management systems. Prior to joining Oglethorpe, he was a field test engineer with the Tennessee Valley Authority from 1983 to 1986. Mr. Price has a Bachelor of Science degree in Electrical Engineering from Auburn University. Mr. Price is on the board of directors for SERC Reliability Corporation and ACES Power Marketing and a former director for the National Renewables Cooperative Organization. He is also a member of the Research Advisory Committee of the Electric Power Research Institute.

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

    William F. Ussery is our Executive Vice President, Member and External Relations and has served in that office since October 2005. In October 2008, Mr. Ussery's title changed from Senior Vice President, Member and External Relations to his current title. Mr. Ussery previously served as Vice President and Assistant Chief Operating Officer of Oglethorpe from November 2003 to October 2005. Prior to joining Oglethorpe in 2001, Mr. Ussery held several key positions, including Chief Operating Officer, Vice President of Engineering and System Engineer at Sawnee Electric Membership Corporation. Mr. Ussery holds a Bachelor of Science degree in Electrical Engineering from Auburn University and an associate degree in Science from Middle Georgia College. Mr. Ussery is on the board of directors for the National Renewables Cooperative Organization. Since March 2007, Mr. Ussery has served as a board member of the Council on Alcohol and Drug, Inc. and previously served as Chairman of the Board.

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

Board of Directors

Director Qualifications

    As required by our bylaws, all of the members of our board of directors, except for the outside director, are either directors or general managers of one of our members. This prerequisite helps to insure that the members of our board of directors have business experience related to electric membership corporations as well as an interest in the successful operation of our business. The members of our board of directors are elected solely by the vote of our members; neither we nor our management has any direct role in the nomination of the candidates or the election of members to our board of directors. Therefore, the following director biographies do not include a discussion of the specific experience, qualifications, attributes or skills that led our members to the conclusion that a person should serve as a director on our board of directors. For further discussion of our nomination and election process, see "– Our Board of Directors – Election of our Board of Directors."

Director Biographies

    C. Hill Bentley is a member group director (Group 3). Mr. Bentley has served on our board of directors since March 2004, and his present term will expire in March 2016. He is also a member of the audit committee. He is the Chief Executive Officer of Tri-County Electric Membership Corporation. He is on the Board of Directors of the Georgia Cooperative Council and a member of the board of directors of the Central Georgia Technical College Foundation. Mr. Bentley is a member of the Georgia Chamber of Commerce and is past President of the Jones County Chamber of Commerce. He serves on the Executive Committee and Territorial Integrity Fund Committee for Georgia Electric Membership Corporation. Mr. Bentley is a member, and a past President, of the Georgia Rural Electric Managers Association and past chair of the Rural Electric Management Development Council. He was also appointed by the Governor to serve a second term as a member of the Middle Georgia Regional Commission Council.

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

    M. Anthony Ham is a member group director (Group 3). Mr. Ham has served on our board of directors since March 2004, and his present term will expire in March 2017. He is also a member of the compensation committee. Mr. Ham operates Tony Ham Elite Property Services. In December 2008, Mr. Ham left his position as the Clerk of the Superior and Juvenile Court in Brantley County, Georgia after 20 years of service. He has served as a director of Okefenoke Rural Electric Membership Corporation since 1994 and was appointed Secretary and Treasurer in 2007.

    Ernest A. "Chip" Jakins III is a member group director (Group 5). Mr. Jakins has served on our board of directors since 2014, and his present term will expire in March 2015. Mr. Jakins is a member of the construction project committee. Mr. Jakins is currently the President and Chief Executive Officer of Jackson Electric Membership Corporation and was previously President and Chief Executive Officer of Carroll Electric Membership Corporation. He is a member of the board of directors of the University of West Georgia Foundation, West Georgia Technical College and Carroll County Sertoma Club. He is also a member of the Carrollton Rotary Club, Carroll County Chamber of Commerce and Georgia Chamber of Commerce. He also serves as a director for Georgia System Operations, for Georgia EMC where he is a member of the Executive Committee, Economic Development Committee and Workers Compensation Fund Executive Committee, and for Green Power EMC.

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

    Danny L. Nichols is a member group director (Group 2). Mr. Nichols has served on our board of directors since March 2011, and his present term will expire in March 2017. Mr. Nichols is the chairman of the construction project committee. Mr. Nichols is the General Manager of Colquitt Electric Membership Corporation.

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

    Bobby C. Smith, Jr. is an at-large director. Mr. Smith has served on our board of directors since May 2008, and his present term will expire in March 2017. He is also a member of the construction project committee. Mr. Smith is a farmer. He is a member of the board of directors of Planters Electric Membership Corporation. He also serves on the board of directors for Georgia EMC and is Chairman of the board of the Screven County Development Authority and a member of the Sylvania Lions Club.

    George L. Weaver is a member group director (Group 1). Mr. Weaver has served on our board of directors since March 2010, and his present term will expire in March 2016. He is a member of the compensation committee. Mr. Weaver has been employed by Central Georgia Electric Membership Corporation since 1970 and is currently serving as President. Mr. Weaver is currently a director of Southeastern Data Cooperative and is a former director of Federated Rural Electric Insurance Corporation.

    James I. White is a member group director (Group 1). Mr. White has served on our board of directors since March 2012, and his present term will expire in March 2017. He is a member of the audit committee. Mr. White has served as a director of Snapping Shoals Electric Membership Corporation since 1995. Mr. White is the owner and president of Realty South Inc. and the owner of T.K. White Real Estate Co. and is a member of the Metro South Association of Realtors and Georgia Association of Realtors. Mr. White is also a member of the Henry County Chamber of Commerce and was involved with the Henry County Development Authority for over 20 years. He was previously vice president at the First National Bank in Crestview, Florida.

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

    Audit Committee.    The audit committee is responsible for assisting the board of directors in its oversight of various aspects of our business, including all material aspects of our financial reporting functions as well as risk assessment and management. Its responsibilities related to financial reporting include selecting our independent accountants, reviewing the plans, scope and results of the audit engagement with our independent accountants, reviewing the independence of our independent accountants and reviewing the adequacy of our internal accounting controls. The audit committee also reviews our policy standards and guidelines for risk assessment and risk management as discussed further under "– Board of Directors' Role in Risk Oversight." The members of the audit committee are currently Ronald Duffey, Jeffrey Murphy, Hill Bentley and James White. Mr. Duffey is the chairman of the audit committee. The board of directors has determined that Mr. Duffey qualifies as an independent audit committee financial expert.

    Compensation Committee.    The compensation committee is responsible for monitoring adherence with our compensation programs and recommending changes to our compensation programs as needed. Currently, the members of the compensation committee are Marshall Millwood, Anthony Ham, Sammy Simonton and George Weaver. Mr. Millwood is the chairman of the compensation committee.

    Construction Project Committee.    The construction project committee is responsible for reviewing and making recommendations to our board of directors with regards to major actions or commitments relating to new power plant construction projects and certain existing plant modification projects. Its responsibilities include reviewing and recommending to our board of directors final plant sites, project budgets (including certain modifications to project budgets) and project construction plans, and a quarterly reviewing of and reporting on the status of projects. The members of the construction project committee are currently Danny Nichols, Chip Jakins, Fred McWhorter, and Bobby Smith. Mr. Nichols is the chairman of the construction project committee.

Board of Directors' Role in Risk Oversight

    Our board of directors and the audit committee both actively oversee our exposure to risks in our business. Our board of directors has adopted corporate policies regarding management of risks related to financial management, capital investment and the use of derivatives. One of the primary risk oversight activities of the board of directors is to hold an annual strategic planning session to review potentially material threats and opportunities to our business. To facilitate this review, management develops a comprehensive strategic issues matrix. The strategic issues matrix identifies, describes, assesses and classifies the potential impact or magnitude, and outlines corporate strategies for addressing, potentially material threats and opportunities to our business. During this session, our board of directors reviews these analyses and affirms or assists management with developing strategies to address these strategic risks and opportunities. Additionally, management also develops and typically shares a corporate risk map with our audit committee. The corporate risk map depicts the probability of occurrence and the potential severity for each significant corporate risk.

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

    Our board of directors has delegated direct oversight of corporate risk management and compliance to the audit committee. Pursuant to its charter, the audit committee reviews our business risk management process, including the adequacy of our overall control environment, in selected areas that represent significant financial and business risks. The audit committee receives regular reports on the activities of the risk management and compliance committee, which are described below, as well as quarter-end reports, which include changes to derivative hedge positions and overall corporate risk exposure. Additionally, the audit committee provides oversight over corporate ethics and compliance matters and receives regular reports on compliance, which include, but are not limited to, the review of i) significant compliance issues, ii) significant audits/examinations by governmental or other regulatory agencies, and iii) significant regulatory proceedings. The risk management and compliance committee, comprised of our chief executive officer, chief operating officer, chief financial officer, and the executive vice president of member and external relations, provides general oversight over all of our risk management and compliance activities, including but not limited to commodity trading, fuels management, insurance procurement, debt management, investment portfolio management, environmental and electric reliability compliance and cyber-security. The risk management and compliance committee has implemented comprehensive policies and procedures, consistent with current board policies, which govern our activities pertaining to market, compliance/regulatory and other risks. For further discussion about our risk management and compliance committee and its activities, see "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK."

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

Components of Total Compensation

    The compensation committee determined that compensation packages for the fiscal year ended December 31, 2014 for our executive officers should be comprised of the following three primary components:

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

    Performance Pay.    Performance pay is designed to reward executive officers based on the achievement of certain strategic corporate goals. The corporate goals selected are designed to align the interests of our executive team and employees with the interests of our members. The compensation committee believes it is appropriate to consider only corporate goal achievement when determining executive officers' performance pay because our corporate philosophy focuses on teamwork, and we believe that better results evolve from mutual work towards common goals. Furthermore, the compensation committee believes that our achievement of these corporate goals will correspond to high company performance, and our executive officers are responsible for directing the work and making the strategic decisions necessary to successfully meet these goals. Each executive officer is eligible to receive up to 20% of his or her base salary as a performance bonus based entirely on the achievement of corporate goals.

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

Corporate Goals for Performance Pay

    We choose to tie performance compensation to selected corporate goals that most appropriately measure our achievement of our strategic objectives. For 2014, our performance measures were divided into the following categories: i) safety, ii) operations, iii) project management, iv) corporate compliance v) financial, and vi) quality. Targeted performance measures in these categories are designed to help us accomplish our corporate goals which will benefit our members, employees and promote responsible environmental stewardship.

    The maximum performance pay each executive officer can receive is 20% of his or her salary and in order to receive the full 20%, 100% of the performance measures must be achieved. The performance measures are weighted to align with our current strategic focus, and each goal is reviewed annually, and adjusted in order to reflect any changes in our strategic focus. For example, in 2014, we added a new goal to assess our performance in the project management of the construction of Vogtle Units No. 3 and No. 4. We also review and refine these goals annually and make adjustments as necessary to ensure that we are consistently stretching our expectations and performance. Although some performance measures may stay the same, the applicable threshold may become more difficult. The following provides an overview of the purposes of each category of our corporate goals:

    Safety.    Our safety goals provide employees a financial incentive to focus on a safe workplace environment, which increases employee morale and minimizes lost time. One safety performance goal is measured by comparing the incident rate in our work environment against the national incident rate compiled by the U.S. Department of Labor's Bureau of Labor Statistics. Two other goals focus on our internal safety program and safety training and meetings.

    Operations.    The operations goals measure how well each of our operating plants responds to system requirements. In order to optimize generation for system load requirements, we generally dispatch the most efficient and economical generation resources first. If the preferred generation resource is not available when called upon, we must resort to a more expensive alternative. Most of the performance measures in this category, including start reliability and equivalent forced outage rate are measured against industry averages and the applicable thresholds are set above average. To meet these standards, we must operate and maintain these facilities in a manner which minimizes long-term maintenance and replacement energy costs. Certain operational goals take into account performance standards as required by contracts related to the facility operations. New in 2014, operations goals include performance measures related to our co-owned facilities operated by Georgia Power. Our achieving operational excellence at the corporate level results in the most reliable, efficient and lowest cost power supply for our members.

    Project Management.    Our project management goal relates to the Vogtle Units No. 3 and No. 4 construction project and how well we are managing the project in our role as a Co-owner. Performance measures include our participation on the Project Management Board, degree and effectiveness of oversight involvement, understanding of the project status and project issues, and timeliness and usefulness of project communications to our members and our board of directors. Our president and chief executive officer will assign a score based on his assessment of the overall effectiveness of our management of the project and submit the score to the construction committee of our board of directors for approval.

    Corporate Compliance.    Our corporate compliance goals are divided into two categories – environmental and electric reliability standards. The environmental goals promote our commitment to responsible environmental stewardship while providing reliable and affordable energy. We measure our performance by the number of environmental incidents, such as spills, which not only increase costs for our members but may cause environmental damage. Electric reliability standards compliance is measured by reviewing our performance as determined by standards set by the electric reliability organizations and through the development of a comprehensive cyber security program. To achieve the maximum awards for the environmental and reliability categories, we must avoid any spills or notices of violation and achieve internal program development goals.

    Financial.    Our financial goals provide direct benefits to our members by lowering power costs. Certain goals are tied to specific financial performance while others focus on emphasizing importance of appropriate and effective internal controls. For example, the cost savings goal is designed to encourage staff to identify and implement strategies that result in cost savings or cost reductions in either the current year or in the long-term. Any cost savings included in this goal must be over and above what would generally be expected. Two remaining financial goals focus on our internal control over financial reporting and the profitability of off-system sales from Smith.

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

  Assessment of Performance of 2014 Corporate Goals

    The specific corporate performance measures, thresholds, maximums and results for our executive officers' 2014 performance pay were the following:

Performance Category/Description	Performance Measure	Threshold	Maximum	2014 Result	Weight	Weighted Goal Achieved

Safety
Incident Rate	Lost Work Day Cases	0	0	0	4.0	4.00%
Safety Program(1)	Meetings Completed	50.0%	100.0%	100.0%	3.0%	3.00%
	Safety Programs	33.3%	100.0%	100.0%	3.0%	3.00%
Operations(2)
Rocky Mountain	Start Reliability	100.0%	100.0%	100.0%	2.0%	2.00%
	Peak Season Availability	92.1%	100.0%	99.8%	3.0%	2.98%
	Equivalent Forced Outage Rate	2.33%	0.0%	0.2%	3.0%	2.91%
Combustion Turbine Operations	Start Reliability	99.04-100.0%	100.0%	98.5%	3.0%	1.41%
	Peak Season Availability	97.44-98.40%	100.0%	99.6%	5.0%	4.43%
Chattahoochee	Peak Season Availability	92.73-93.91%	100.0%	98.7%	3.0%	2.59%
	Dispatch Order Percentage	95.0%	100.0%	96.1%	3.0%	1.22%
Smith	Peak Season Availability	94.09-95.10%	100.0%	90.3%	1.0%	0.55%
	Dispatch Order Percentage	95.0%	100.0%	96.3%	1.0%	0.45%
Hatch	Availability	88.92-97.68%	90.73-99.50%	94.4%	1.5%	1.21%
Vogtle	Availability	90.47%	92.33%	88.3%	1.5%	0.19%
Scherer	Availability	82.49-94.55%	87.95-100.0%	92.2%	1.5%	1.34%
Wansley	Availability	70.99-85.23%	76.44-90.68%	80.1%	1.5%	0.97%
Project Management
Vogtle Units No. 3 and No. 4	Assessment of project status	0.0%	100.0%	90.0%	10.0%	9.00%
Corporate Compliance
Environmental	Final Notices of Violation and Letters of Nan-Compliance	1 (if fine is ≤ $5,000)	0	0	4.0%	4.00%
	Reportable Spills	1	0	0	4.0%	4.00%
Electric Reliability Standards	Mandatory Electric Reliability Standards Compliance	1 (if not administrative )	0	0	4.0%	4.00%
	Cyber Security Program	0	100.0%	100.0%	3.0%	3.00%
Financial
Cost Saving	Current Year / Long-Term Savings	$0	$35,000,000	100.0%	11.0%	11.00%
Internal Control over Financial Reporting	Significant Deficiency or Material Weakness	0	0	0	1.0%	1.00%
	Control Deficiency(3)	2	0-1	3	1.0%	0.00%
Off-System Sales	Sales/Profits at Smith	$0	$17,000,000	100.0%	2.0%	2.00%
Quality
Board Satisfaction	Board of Directors Survey	80.0%	100.0%	94.8%	20.0%	18.96%

Total					100.0%	89.21%

(1)
Certain sub-goals have been aggregated for purposes of the table.

(2)
Operations goals apply to individual units of each generation facility. The thresholds and performance results provided in this summary table are aggregated results based on all of the generating units within the category.

(3)
Control Deficiency goal reports immaterial misstatements or disclosures reported to the Audit Committee; none of the occurrences reported were material.

    As noted above, we achieved 89.21% of our corporate goals for 2014. As a result of achieving 89.21% of our corporate goals, each of our executive officers received performance pay in an amount equal to 89.21% of 20% of his or her base salary. Set forth below is a table showing performance pay figures for each of our executive officers who received performance pay in 2014:

Executive Officer	Performance Pay*

Michael L. Smith	$112,405
Michael W. Price	68,692
Elizabeth B. Higgins	69,049
William F. Ussery	54,418
Charles W. Whitney	60,663

*
Performance pay was calculated based on base salaries as of December 31, 2014. Actual compensation earned in 2014 is reported in the Summary Compensation Table below.

Employment Agreements

  General

    We have an employment agreement with each of our executive officers. We negotiated each of these employment agreements on an arms-length basis, and the compensation committee determined that the terms of each agreement are reasonable and necessary to ensure that our executive officers' goals are aligned with our members' interests and that each performs his or her respective role while acting in our members' best interests. The compensation committee reviews these agreements annually and last reviewed each employment agreement, in November 2014.

    We entered into an employment agreement with Mr. Smith on October 11, 2013. The current term of the agreement extends through December 31, 2017 and will automatically renew pursuant to the corresponding provision of the agreement for successive one-year periods unless either party provides written notice not to renew the agreement twenty-five months before the expiration of any extended term. No such notice has been provided. Mr. Smith's minimum annual base salary under his agreement is $630,000, and is subject to review and upward adjustment by our board of directors. Mr. Smith is eligible for an annual bonus and to participate in incentive compensation plans generally available to similarly situated employees, determined by our board of directors at its sole discretion. Mr. Smith is also entitled to an automobile or an automobile allowance during the term of the agreement. Mr. Smith's employment agreement contains severance pay provisions.

    We also have employment agreements with Mr. Price, Ms. Higgins, Mr. Ussery, and Mr. Whitney. Pursuant to the automatic renewal provisions of these employment agreements, the current term of each agreement extends through December 31, 2016 and will continue to automatically renew for successive one-year periods unless either party provides written notice not to renew the agreement thirteen months before the expiration of any extended term. No such notices have been provided.

    Minimum annual base salaries under these agreements are $255,116 for Mr. Price, $246,887 for Ms. Higgins, $171,700 for Mr. Ussery, and $300,000 for Mr. Whitney. Salaries are subject to review and possible upward adjustment as determined by the president and chief executive officer. Each executive is also eligible for an annual bonus and to participate in incentive compensation plans generally available to similarly situated employees, determined by us at our sole discretion. The employment agreements with Mr. Price, Ms. Higgins, Mr. Ussery and Mr. Whitney contain severance pay provisions.

  Assessment of Severance Arrangements

    Pursuant to their respective employment agreements, each of our executive officers is entitled to certain severance payments and benefits in the event they are terminated not for cause or they resign for good reason.

    In determining that the president and chief executive officer's employment agreement was appropriate and necessary, the compensation committee considered Mr. Smith's role and responsibility within Oglethorpe in relation to the total amount of severance pay he would receive upon the occurrence of a severance event. The committee also considered whether the amount Mr. Smith would receive upon severance was appropriate given his total annual compensation. Upon review, the compensation committee determined that a maximum amount of severance compensation equal to a maximum of two year's compensation, plus benefits as described below, was an appropriate amount of severance compensation for Mr. Smith. The compensation committee believes that entering into a severance agreement with our president and chief executive officer is beneficial because it gives us a measure of stability in this position while affording us the flexibility to change management with minimal disruption, should our board of directors ever determine such a change to be necessary and in our best interests. The compensation committee considers an amount equal to up to two years of compensation and benefits to be an appropriate amount to address competitive concerns and offset any potential risk Mr. Smith faces in his role as our president and chief executive officer. Furthermore, it should be noted that we do not compensate our president and chief executive officer using options or other forms of equity compensation that typically lead to significant wealth accumulation.

    Pursuant to the terms of his employment agreement, Mr. Smith will be entitled to a lump-sum severance payment upon the occurrence of any of the following events: (1) we terminate his employment without cause; or (2) he resigns due to a demotion or material reduction of his position or responsibilities, a material reduction of his base salary, or a relocation of his principal office by more than 50 miles. The severance payment will equal Mr. Smith's then current base salary through the rest of the term of the agreement (with a minimum of one year's pay and a maximum of two years' pay), and is payable within 30 days of termination, subject to the provisions of Internal Revenue Code Section 409A. In addition, Mr. Smith will be entitled to outplacement services and an amount equal to his costs for medical and dental continuation coverage under COBRA, each for the longer of one year or the remaining term of the agreement. Severance is payable only if Mr. Smith signs a form releasing all claims against us within 20 days after his termination date. The maximum severance that would be payable to Mr. Smith in the circumstances described above is $1,422,235.

    The compensation committee also considered the total amount of compensation each of the other executive officers would receive upon the occurrence of a severance event. The compensation committee determined that it was appropriate for our other executive officers to receive severance compensation equal to one year's compensation, plus benefits as described below, because such agreements provide a measure of stability for both us and our other executive officers. In addition, like our president and chief executive officer, our other executive officers are not compensated using options or other forms of equity compensation that lead to significant wealth accumulation. Therefore, the compensation committee believes such severance compensation is necessary to address competitive concerns and offset any potential risk our executive officers face in the course of their employment.

    Pursuant to the terms of their employment agreements, Mr. Price, Ms. Higgins, Mr. Ussery and Mr. Whitney will each be entitled to a lump-sum severance payment if we terminate the executive without cause or if the executive resigns after a demotion or material reduction of his or her position or responsibilities, a reduction of his or her base salary, or a relocation of his or her principal office by more than 50 miles. The severance payment will equal one year of the executive's then current base salary, payable six months after the executive's termination date. In addition, the executive will be entitled to six months of outplacement services and an amount equal to the executive's cost for medical and dental continuation coverage under COBRA for six months. Severance is payable only if the executive signs a form releasing all claims against us within 45 days after his or her termination date. The maximum severance that would be payable to Mr. Price, Ms. Higgins, Mr. Ussery and Mr. Whitney in the circumstances described above is $426,691, $429,888, $331,889 and $373,001, respectively.

Compensation Committee Report

    The Compensation Committee of Oglethorpe Power Corporation has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2014 for filing with the SEC.

Respectfully Submitted,
The Compensation Committee

  M. Anthony Ham
  Marshall S. Millwood
  Sammy G. Simonton
  George L. Weaver

Compensation Committee Interlocks and Insider Participation

    Marshall S. Millwood, M. Anthony Ham, Sammy G. Simonton and George L. Weaver served as members of our compensation committee in 2014.

    Mr. Weaver is a director of ours and also the president of Central Georgia Electric Membership Corporation. Central Georgia is a member of ours and has a wholesale power contract with us. Central Georgia's payments of $33.9 million to us in 2014 under its wholesale power contract accounted for 2.4% of our total revenues.

Summary Compensation Table

    The following table sets forth the total compensation paid or earned by each of our executive officers for the fiscal years ended December 31, 2014, 2013 and 2012.

Name and Principal Position	Year		Salary	Bonus	Non-Equity Incentive Plan Compensation	All Other Compensation(1)	Total

Michael L. Smith	2014		$630,000	$–	$112,405	$76,077	$818,482
President and Chief Executive Officer	2013	(2)	98,135	–	–	9,426	107,561
Michael W. Price	2014		382,968	–	68,692	66,590	518,250
Executive Vice President and	2013		370,303	15,000	59,008	69,067	513,378
Chief Operating Officer	2012		356,044	10,000	62,111	64,604	492,759
Elizabeth B. Higgins	2014		384,635	–	69,049	58,572	512,256
Executive Vice President and	2013		363,135	15,000	59,008	61,035	498,178
Chief Financial Officer	2012		356,044	10,000	62,111	56,545	484,700
William F. Ussery	2014		298,228	–	54,418	55,161	407,807
Executive Vice President,	2013		285,029	15,000	45,405	53,390	398,824
Member and External Relations	2012		274,495	10,000	47,885	50,925	383,305
Charles W. Whitney	2014		330,071	–	60,663	53,112	443,846
Senior Vice President,	2013		325,752	–	52,136	52,009	429,897
General Counsel	2012		315,188	–	54,983	60,590	430,761

(1)
Figures for 2014 consist of matching contributions and contributions made by Oglethorpe under the 401(k) Retirement Savings Plan on behalf of Mr. Smith, Mr. Price, Ms. Higgins, Mr. Ussery, and Mr. Whitney of $32,500, $32,500, $32,293, $30,217, and $31,895, respectively; contributions by Oglethorpe to a nonqualified deferred compensation plan on behalf of Mr. Smith, Mr. Price, Ms. Higgins, Mr. Ussery, and Mr. Whitney, respectively of $27,600, $15,132, $14,691, $7,132 and $9,777; car allowances; paid time off, executive health benefits; customary holiday gifts and service awards.

(2)
Mr. Smith became an Oglethorpe employee in November 2013.

    The following table sets forth the threshold and maximum awards available to the executive officers listed in the Summary Compensation Table who received performance pay for the fiscal year ended December 31, 2014.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
	Grant Date
Name		Threshold	Maximum

Michael L. Smith	N/A	$38,209	$126,000
President and Chief Executive Officer
Michael W. Price	N/A	$23,350	$77,000
Executive Vice President and Chief Operating Officer
Elizabeth B. Higgins	N/A	$23,471	$77,400
Executive Vice President and Chief Financial Officer
William F. Ussery	N/A	$18,498	$61,000
Executive Vice President, Member and External Relations
Charles W. Whitney	N/A	$20,621	$68,000
Senior Vice President and General Counsel

    For an explanation of the criteria and formula used to determine the awards listed above, please refer to "– Compensation Discussion and Analysis – Assessment of Performance of 2014 Corporate Goals."

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

    The following table sets forth contributions for the fiscal year ended December 31, 2014 along with aggregate earnings for the same period.

Name	Executive Contributions in Last FY	Registrant Contributions in Last FY(1)	Aggregate Earnings in Last FY(2)	Aggregate Withdrawals/ Distributions in Last FY	Aggregate Balance at Last FYE

Michael L. Smith	$25,000	$27,600	$962	$–	$53,562
President and Chief Executive Officer
Michael W. Price	–	15,132	8,617	–	149,913
Executive Vice President and Chief Operating Officer
Elizabeth B. Higgins	–	14,691	10,759	–	160,028
Executive Vice President and Chief Financial Officer
William F. Ussery	–	7,132	3,230	–	56,192
Executive Vice President, Member and External Relations
Charles W. Whitney	–	9,777	2,746	–	44,446
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

Director Compensation

The following table sets forth the total compensation paid or earned by each of our directors for the fiscal year ended December 31, 2014.

Name	Total Fees Earned or Paid in Cash

Member Directors
Benny W. Denham, Chairman	$14,940
Marshall S. Millwood, Vice-Chairman	$11,000
C. Hill Bentley	$11,000
M. Anthony Ham	$13,400
Ernest A. "Chip" Jakins III	$9,300	(1)
Fred A. McWhorter	$13,500
Jeffrey W. Murphy	$11,900
Danny L. Nichols	$13,300
G. Randall Pugh	$3,400	(2)
Sammy G. Simonton	$12,800
Bobby C. Smith, Jr.	$13,100
George L. Weaver	$12,000
James I. White	$13,100
Outside Director
Wm. Ronald Duffey	$31,300

(1)
Mr. Jakins became a member of our board of directors in May 2014.

(2)
Mr. Pugh's compensation was paid directly to Jackson Electric Membership Corporation, where he served as President and Chief Executive Officer until March 31, 2014. On March 31, 2014, Mr. Pugh retired from his position at Jackson and became ineligible to serve on our board of directors.

    During 2014, we paid our member directors a fee of $1,200 per board meeting and $800 per day for attending committee meetings, other meetings, or other official business approved by the chairman of the board of directors. Member directors are paid $600 per day for attending the annual meeting of members and member advisory board meetings. Our outside director was paid a fee of $5,500 per board meeting for four meetings a year and a fee of $1,000 per board meeting for the remaining other board meetings held during the year. Our outside director was also paid $1,000 per day for attending committee meetings, annual meetings of the members or other official business. In addition, we reimburse all directors for out-of-pocket expenses incurred in attending a meeting. All directors are paid $100 per day when participating in meetings by conference call. The chairman of the board of directors is paid an additional 20% of his director's fee per board meeting for time involved in preparing for the meetings. The audit committee financial expert is paid an additional $400 per audit committee meeting for the time involved in fulfilling that role. Neither our outside director nor member directors receive any perquisites or other personal benefits from us.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

    Not Applicable.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

    Hill Bentley is a director of ours and the Chief Executive Officer of Tri-County Electric Membership Corporation. Tri-County is a member of ours and has a wholesale power contract with us. Tri-County's revenues of $15.6 million to us in 2014 under its wholesale power contract accounted for approximately 1.1% of our total revenues.

    Chip Jakins is a director of ours and the President and Chief Executive Officer of Jackson Electric Membership Corporation. Randall Pugh was a director of ours and was the president and Chief Executive Officer of Jackson Membership Corporation through March 2014. Mr. Jakins succeeded Mr. Pugh in both positions. Jackson is a member of ours and has a wholesale power contract with us. Jackson's revenues of $146.1 million to us in 2014 under its wholesale power contract accounted for approximately 10.4% of our total revenues.

    Jeffrey Murphy is a director of ours and the President and Chief Executive Officer of Hart Electric Membership Corporation. Hart is a member of ours and has a wholesale power contract with us. Hart's revenues of $21.4 million to us in 2014 under its wholesale power contract accounted for approximately 1.5% of our total revenues.

    Danny Nichols is a director of ours and is the General Manager of Colquitt Electric Membership Corporation. Colquitt is a member of ours and has a wholesale power contract with us. Colquitt's revenues of $41.3 million to us in 2014 under its wholesale power contract accounted for approximately 2.9% of our total revenues.

    George Weaver is a director of ours and the President of Central Georgia Electric Membership Corporation. Central Georgia is a member of ours and has a wholesale power contract with us. Central Georgia's revenues of $33.9 million to us in 2014 under its wholesale power contract accounted for approximately 2.4% of our total revenues.

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

    In addition to meeting the requirements set forth in our bylaws, all directors, with the exception of Chip Jakins, satisfy the definition of director independence as prescribed by the NASDAQ Stock Market and otherwise meet the requirements set forth in our bylaws. Mr. Jakins does not qualify as an independent director because he is the President and Chief Executive Officer of Jackson, which accounted for approximately 10.4% of our revenues for the fiscal year ended December 31, 2014. Although we do not have any securities listed on the NASDAQ Stock Market, we have used its independence criteria in making this determination in accordance with applicable SEC rules.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

    For 2014 and 2013, fees for services provided by our independent registered public accounting firm, Ernst & Young LLP were as follows:

	2014	2013

	(dollars in thousands)
Audit Fees(1)	$537	$544
Audit-Related Fees(2)	25	25
Tax Fees(3)	69	61
All Other Fees[4]	2	2

Total	$633	$632

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

Pre-Approval Policy

    The audit and permissible non-audit services performed by Ernst & Young LLP in 2014 were pre-approved in accordance with the pre-approval policy and procedures adopted by the audit committee. The policy requires that requests for all services must be submitted to the audit committee for specific pre-approval and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    List of Documents Filed as a Part of This Report.

		Page
(1)	Financial Statements (Included under "Financial Statements and Supplementary Data")
	Consolidated Statements of Revenues and Expenses, For the Years Ended December 31, 2014, 2013 and 2012	60
	Consolidated Statements of Comprehensive Margin, For the Years Ended December 31, 2014, 2013 and 2012	61
	Consolidated Balance Sheets, As of December 31, 2014 and 2013	62
	Consolidated Statements of Capitalization, As of December 31, 2014 and 2013	64
	Consolidated Statements of Cash Flows, For the Years Ended December 31, 2014, 2013 and 2012	65
	Consolidated Statements of Patronage Capital and Membership Fees And Accumulated Other Comprehensive Margin (Deficit), For the Years Ended December 31, 2014, 2013 and 2012	66
	Notes to Consolidated Financial Statements	67
	Report of Independent Registered Public Accounting Firm	90
(2)	Financial Statement Schedules
	None applicable.
(3)	Exhibits

    Exhibits marked with an asterisk (*) are hereby incorporated by reference to exhibits previously filed by the Registrant as indicated in parentheses following the description of the exhibit.

Number		Description

*3.1(a)	–	Restated Articles of Incorporation of Oglethorpe, dated as of July 26, 1988. (Filed as Exhibit 3.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1988, File No. 33-7591.)
*3.1(b)	–	Amendment to Articles of Incorporation of Oglethorpe, dated as of March 11, 1997. (Filed as Exhibit 3(i)(b) to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*3.2	–	Bylaws of Oglethorpe, as amended and restated, as of May 1, 2008 (Updated on January 1, 2014 to reflect SMG membership change). (filed as Exhibit 3.2 to the Registrant's Form 10-K for the fiscal year ended December 31, 2013, File No. 000-53908.)
*4.1	–	Amended and Restated Indenture of Trust, Deed to Secure Debt and Security Agreement No. 2, dated December 1, 1997, between Wilmington Trust Company and NationsBank, N.A. collectively as Owner Trustee, under Trust Agreement No. 2, dated December 30, 1985, with DFO Partnership, as assignee of Ford Motor Credit Company, and The Bank of New York Trust Company of Florida, N.A. as Indenture Trustee, with a schedule identifying three other substantially identical Amended and Restated Indentures of Trust, Deeds to Secure Debt and Security Agreements and any material differences. (Filed as Exhibit 4.4 to the Registrant's Form S-4 Registration Statement, File No. 333-42759.)
*4.2(a)	–	Lease Agreement No. 2, dated December 30, 1985, between Wilmington Trust Company and William J. Wade, as Owner Trustees under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, Lessor, and Oglethorpe, Lessee, with a schedule identifying three other substantially identical Lease Agreements. (Filed as Exhibit 4.5(b) to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)

*4.2(b)	–	First Supplement to Lease Agreement No. 2 (included as Exhibit B to the Supplemental Participation Agreement No. 2 listed as 10.1.1(b)).
*4.2(c)	–	First Supplement to Lease Agreement No. 1, dated as of June 30, 1987, between The Citizens and Southern National Bank as Owner Trustee under Trust Agreement No. 1 with IBM Credit Financing Corporation, as Lessor, and Oglethorpe, as Lessee. (Filed as Exhibit 4.5(c) to the Registrant's Form 10-K for the fiscal year ended December 31, 1987, File No. 33-7591.)
*4.2(d)	–	Second Supplement to Lease Agreement No. 2, dated as of December 17, 1997, between NationsBank, N.A., acting through its agent, The Bank of New York, as an Owner Trustee under the Trust Agreement No. 2, dated December 30, 1985, among DFO Partnership, as assignee of Ford Motor Credit Company, as the Owner Participant, and the Original Trustee, as Lessor, and Oglethorpe, as Lessee, with a schedule identifying three other substantially identical Second Supplements to Lease Agreements and any material differences. (Filed as Exhibit 4.5(d) to the Registrant's Form S-4 Registration Statement, File No. 333-42759.)
*4.3	–	Ninth Amended and Restated Loan Contract, dated as of September 2, 2014, between Oglethorpe and the United States of America, together with two notes executed and delivered pursuant thereto. (Filed as Exhibit 4.1 to the Registrant's Form 10-Q for the quarterly period ended September 30, 2014, File No. 000-53908.)
*4.4.1(a)	–	Indenture, dated as of March 1, 1997, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee. (Filed as Exhibit 4.8.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*4.4.1(b)	–	First Supplemental Indenture, dated as of October 1, 1997, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1997B (Burke) Note. (Filed as Exhibit 4.8.1(b) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1997, File No. 33-7591.)
*4.4.1(c)	–	Second Supplemental Indenture, dated as of January 1, 1998, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 1997C (Burke) Note. (Filed as Exhibit 4.7.1(c) to the Registrant's Form 10-K for the fiscal year ended December 31, 1997, File No. 33-7591.)
*4.4.1(d)	–	Third Supplemental Indenture, dated as of January 1, 1998, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 1997A (Monroe) Note. (Filed as Exhibit 4.7.1(d) to the Registrant's Form 10-K for the fiscal year December 31, 1997, File No. 33-7591.)
*4.4.1(e)	–	Fourth Supplemental Indenture, dated as of March 1, 1998, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1998A (Burke) and 1998B (Burke) Notes. (Filed as Exhibit 4.7.1(e) to the Registrant's Form 10-K for the fiscal year ended December 31, 1998, File No. 33-7591.)
*4.4.1(f)	–	Fifth Supplemental Indenture, dated as of April 1, 1998, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1998 CFC Note. (Filed as Exhibit 4.7.1(f) to the Registrant's Form 10-K for the fiscal year ended December 31, 1998, File No. 33-7591.)
*4.4.1(g)	–	Sixth Supplemental Indenture, dated as of January 1, 1999, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1998C (Burke) Note. (Filed as Exhibit 4.7.1(g) to the Registrant's Form 10-K for the fiscal year ended December 31, 1998, File No. 33-7591.)
*4.4.1(h)	–	Seventh Supplemental Indenture, dated as of January 1, 1999, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1998A (Monroe) Note. (Filed as Exhibit 4.7.1(h) to the Registrant's Form 10-K for the fiscal year ended December 31, 1998, File No. 33-7591.)

*4.4.1(i)	–	Eighth Supplemental Indenture, dated as of November 1, 1999, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1999B (Burke) Note. (Filed as Exhibit 4.7.1(i) to the Registrant's Form 10-K for the fiscal year ended December 31, 1999, File No. 33-7591.)
*4.4.1(j)	–	Ninth Supplemental Indenture, dated as of November 1, 1999, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1999B (Monroe) Note. (Filed as Exhibit 4.7.1(j) to the Registrant's Form 10-K for the fiscal year ended December 31, 1999, File No. 33-7591.)
*4.4.1(k)	–	Tenth Supplemental Indenture, dated as of December 1, 1999, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1999 Lease Notes. (Filed as Exhibit 4.7.1(k) to the Registrant's Form 10-K for the fiscal year ended December 31, 1999, File No. 33-7591.)
*4.4.1(l)	–	Eleventh Supplemental Indenture, dated as of January 1, 2000, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 1999A (Burke) Note. (Filed as Exhibit 4.7.1(l) to the Registrant's Form 10-K for the fiscal year ended December 31, 1999, File No. 33-7591.)
*4.4.1(m)	–	Twelfth Supplemental Indenture, dated as of January 1, 2000, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 1999A (Monroe) Note. (Filed as Exhibit 4.7.1(m) to the Registrant's Form 10-K for the fiscal year ended December 31, 1999, File No. 33-7591.)
*4.4.1(n)	–	Thirteenth Supplemental Indenture, dated as of January 1, 2001, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2000 (Burke) Note. (Filed as Exhibit 4.7.1(n) to the Registrant's Form 10-K for the fiscal year ended December 31, 2000, File No. 33-7591.)
*4.4.1(o)	–	Fourteenth Supplemental Indenture, dated as of January 1, 2001, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2000 (Monroe) Note. (Filed as Exhibit 4.7.1(o) to the Registrant's Form 10-K for the fiscal year ended December 31, 2000, File No. 33-7591.)
*4.4.1(p)	–	Fifteenth Supplemental Indenture, dated as of January 1, 2002, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2001 (Burke) Note. (Filed as Exhibit 4.7.1(p) to the Registrant's Form 10-K for the fiscal year ended December 31, 2001, File No. 33-7591.)
*4.4.1(q)	–	Sixteenth Supplemental Indenture, dated as of January 1, 2002, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2001 (Monroe) Note. (Filed as Exhibit 4.7.1(q) to the Registrant's Form 10-K for the fiscal year ended December 31, 2001, File No. 33-7591.)
*4.4.1(r)	–	Seventeenth Supplemental Indenture, dated as of October 1, 2002, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2002A (Burke) Note. (Filed as Exhibit 4.7.1(r) to the Registrant's Form 10-K for the fiscal year ended December 31, 2002, File No. 33-7591.)
*4.4.1(s)	–	Eighteenth Supplemental Indenture, dated as of October 1, 2002, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2002B (Burke) Note. (Filed as Exhibit 4.7.1(s) to the Registrant's Form 10-K for the fiscal year ended December 31, 2002, File No. 33-7591.)
*4.4.1(t)	–	Nineteenth Supplemental Indenture, dated as of January 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2002C (Burke) Note. (Filed as Exhibit 4.7.1(t) to the Registrant's Form 10-K for the fiscal year ended December 31, 2002, File No. 33-7591.)

*4.4.1(u)	–	Twentieth Supplemental Indenture, dated as of January 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2002 (Monroe) Note. (Filed as Exhibit 4.7.1(u) to the Registrant's Form 10-K for the fiscal year ended December 31, 2002, File No. 33-7591.)
*4.4.1(v)	–	Twenty-First Supplemental Indenture, dated as of January 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2002 (Appling) Note. (Filed as Exhibit 4.7.1(v) to the Registrant's Form 10-K for the fiscal year ended December 31, 2002, File No. 33-7591.)
*4.4.1(w)	–	Twenty-Second Supplemental Indenture, dated as of March 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2003 (FFB M-8) Note and Series 2003 (RUS M-8) Reimbursement Note. (Filed as Exhibit 4.7.1(w) to the Registrant's Form 10-Q for the quarterly period ended September 30, 2003, File No. 33-7591.)
*4.4.1(x)	–	Twenty-Third Supplemental Indenture, dated as of March 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2003 (FFB N-8) Note and Series 2003 (RUS N-8) Reimbursement Note. (Filed as Exhibit 4.7.1(x) to the Registrant's Form 10-Q for the quarterly period ended September 30, 2003, File No. 33-7591.)
*4.4.1(y)	–	Twenty-Fourth Supplemental Indenture, dated as of December 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2003A (Appling) Note. (Filed as Exhibit 4.7.1(y) to the Registrant's Form 10-K for the fiscal year ended December 31, 2003, File No. 33-7591.)
*4.4.1(z)	–	Twenty-Fifth Supplemental Indenture, dated as of December 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2003A (Burke) Note. (Filed as Exhibit 4.7.1(z) to the Registrant's Form 10-K for the fiscal year ended December 31, 2003, File No. 33-7591.)
*4.4.1(aa)	–	Twenty-Sixth Supplemental Indenture, dated as of December 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2003B (Burke) Note. (Filed as Exhibit 4.7.1(aa) to the Registrant's Form 10-K for the fiscal year ended December 31, 2003, File No. 33-7591.)
*4.4.1(bb)	–	Twenty-Seventh Supplemental Indenture, dated as of December 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2003A (Heard) Note. (Filed as Exhibit 4.7.1(bb) to the Registrant's Form 10-K for the fiscal year ended December 31, 2003, File No. 33-7591.)
*4.4.1(cc)	–	Twenty-Eighth Supplemental Indenture, dated as of December 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2003A (Monroe) Note. (Filed as Exhibit 4.7.1(cc) to the Registrant's Form 10-K for the fiscal year ended December 31, 2003, File No. 33-7591.)
*4.4.1(dd)	–	Twenty-Ninth Supplemental Indenture, dated as of December 1, 2004, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2004 (Burke) Note. (Filed as Exhibit 4.7.1(dd) to the Registrant's Form 10-K for the fiscal year ended December 31, 2004, File No. 33-7591.)
*4.4.1(ee)	–	Thirtieth Supplemental Indenture, dated as of December 1, 2004, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2004 (Monroe) Note. (Filed as Exhibit 4.7.1(ee) to the Registrant's Form 10-K for the fiscal year ended December 31, 2004, File No. 33-7591.)
*4.4.1(ff)	–	Thirty-First Supplemental Indenture, dated as of November 1, 2005, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2005 (Burke) Note. (Filed as Exhibit 4.7.1(ff) to the Registrant's Form 10-K for the fiscal year ended December 31, 2005, File No. 33-7591.)

*4.4.1(gg)	–	Thirty-Second Supplemental Indenture, dated as of November 1, 2005, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2005 (Monroe) Note. (Filed as Exhibit 4.7.1(gg) to the Registrant's Form 10-K for the fiscal year ended December 31, 2005, File No. 33-7591.)
*4.4.1(hh)	–	Thirty-Third Supplemental Indenture, dated as of May 1, 2006, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2006 (FFB P-8) Note and Series 2006 (RUS P-8) Reimbursement Note. (Filed as Exhibit 4.7.1(hh) to the Registrant's Form 10-Q for the quarterly period ended June 30, 2006, File No. 33-7591.)
*4.4.1(ii)	–	Thirty-Fourth Supplemental Indenture, dated as of September 22, 2006, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Amendment of Section 9.9 of the Original Indenture. (Filed as Exhibit 4.7.1(ii) to the Registrant's Form 10-K for the fiscal year ended December 31, 2006, File No. 33-7591.)
*4.4.1(jj)	–	Thirty-Fifth Supplemental Indenture, dated as of October 1, 2006, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Oglethorpe Power Corporation First Mortgage Bonds, Series 2006. (Filed as Exhibit 4.7.1(jj) to the Registrant's Form 10-K for the fiscal year ended December 31, 2006, File No. 33-7591.)
*4.4.1(kk)	–	Thirty-Sixth Supplemental Indenture, dated as of October 1, 2006, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2006A (Burke) Note, Series 2006B-1 (Burke) Note, Series 2006B-2 (Burke) Note, Series 2006B-3 (Burke) Note, Series 2006B-4 (Burke) Note and Series 2006A (Monroe) Note. (Filed as Exhibit 4.7.1(kk) to the Registrant's Form 10-K for the fiscal year ended December 31, 2006, File No. 33-7591.)
*4.4.1(ll)	–	Thirty-Seventh Supplemental Indenture, dated as of October 1, 2006, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2006C-1 (Burke) Note, Series 2006C-2 (Burke) Note and Series 2006B (Monroe) Note. (Filed as Exhibit 4.7.1(ll) to the Registrant's Form 10-K for the fiscal year ended December 31, 2006, File No. 33-7591.)
*4.4.1(mm)	–	Thirty-Eighth Supplemental Indenture, dated as of May 1, 2007, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Amendments to the Retained Indebtedness Note. (Filed as Exhibit 4.7.1(mm) to the Registrant's Form 10-Q for the quarterly period ended June 30, 2007, File No. 33-7591.)
*4.4.1(nn)	–	Thirty-Ninth Supplemental Indenture, dated as of July 1, 2007, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2007 (FFB R-8) Note and Series 2007 (RUS R-8) Reimbursement Note. (Filed as Exhibit 4.7.1(nn) to the Registrant's Form 10-Q for the quarterly period ended June 30, 2007, File No. 33-7591.)
*4.4.1(oo)	–	Fortieth Supplemental Indenture, dated as of October 1, 2007, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Oglethorpe Power Corporation First Mortgage Bonds, Series 2007. (Filed as Exhibit 4.7.1(oo) to the Registrant's Form 10-Q for the quarterly period ended September 30, 2007, File No. 33-7591.)
*4.4.1(pp)	–	Forty-First Supplemental Indenture, dated as of October 1, 2007, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2007A (Appling) Note, Series 2007B (Appling) Note, Series 2007A (Burke) Note, Series 2007B (Burke) Note, Series 2007C (Burke) Note, Series 2007D (Burke) Note, Series 2007E (Burke) Note, Series 2007F (Burke) Note and Series 2007A (Monroe) Note. (Filed as Exhibit 4.7.1(pp) to the Registrant's Form 10-Q for the quarterly period ended September 30, 2007, File No. 33-7591.)

*4.4.1(qq)	–	Forty-Second Supplemental Indenture, dated as of February 5, 2008, made by Oglethorpe to U.S. Bank National Association, as trustee, providing for the Amendment of Section 1.1 of the Original Indenture. (Filed as Exhibit 4.7(qq) to the Registrant's Form 10-K for the fiscal year ended December 31, 2007, File No. 33-7591.)
*4.4.1(rr)	–	Forty-Third Supplemental Indenture, dated as of August 1, 2008, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2008A (Burke) Note, Series 2008B (Burke) Note and Series 2008C (Burke) Note. (Filed as Exhibit 4.7.1(rr) to the Registrant's Form 10-K for the fiscal year ended December 31, 2008, File No. 33-7591.)
*4.4.1(ss)	–	Forty-Fourth Supplemental Indenture, dated as of September 1, 2008, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2008 (FFB S-8) Note and Series 2008 (RUS S-8) Reimbursement Note. (Filed as Exhibit 4.7.1(ss) to the Registrant's Form 10-K for the fiscal year ended December 31, 2008, File No. 33-7591.)
*4.4.1(tt)	–	Forty-Fifth Supplemental Indenture, dated as of December 1, 2008, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2008D (Burke) Note, Series 2008E (Burke) Note, Series 2008F (Burke) Note, Series 2008G (Burke) Note and Series 2008A (Monroe) Note. (Filed as Exhibit 4.7.1(tt) to the Registrant's Form 10-K for the fiscal year ended December 31, 2008, File No. 33-7591.)
*4.4.1(uu)	–	Forty-Sixth Supplemental Indenture, dated as of February 1, 2009, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Oglethorpe Power Corporation First Mortgage Bonds, Series 2009 A. (Filed as Exhibit 4.7.1(uu) to the Registrant's Form 10-K for the fiscal year ended December 31, 2008, File No. 33-7591.)
*4.4.1(vv)	–	Forty-Seventh Supplemental Indenture, dated as of February 19, 2009, made by Oglethorpe to U.S. Bank National Association, as trustee, providing for the Amendment of the Original Indenture. (Filed as Exhibit 4.7.1(vv) to the Registrant's Form 10-K for the fiscal year ended December 31, 2008, File No. 33-7591.)
*4.4.1(ww)	–	Forty-Eighth Supplemental Indenture, dated as of August 1, 2009, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2009B CFC Note, Series 2009C CFC Note and Series 2009D CFC Project Note. (Filed as Exhibit 4.1 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2009, File No. 333-159338.)
*4.4.1(xx)	–	Forty-Ninth Supplemental Indenture, dated as of November 1, 2009, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Oglethorpe Power Corporation First Mortgage Bonds, Series 2009 B. (Filed as Exhibit 4.1 to the Registrant's Form 10-Q for the quarter ended September 30, 2009, File No. 333-159338.)
*4.4.1(yy)	–	Fiftieth Supplemental Indenture, dated as of November 30, 2009, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2009A Line of Credit Notes. (Filed as Exhibit 4.7.1 (yy) to the Registrant's Form 10-K for the fiscal year ended December 31, 2009, File No. 000-53908.)
*4.4.1(zz)	–	Fifty-First Supplemental Indenture, dated as of December 1, 2009, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2009A (Heard) Note, Series 2009A (Monroe) Note and Series 2009B (Monroe) Note. (Filed as Exhibit 4.7.1 (zz) to the Registrant's Form 10-K for the fiscal year ended December 31, 2009, File No. 000-53908.)

*4.4.1(aaa)	–	Fifty-Second Supplemental Indenture, dated as of December 30, 2009, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the First Mortgage Bond, Series 2009 CoBank (Clean Renewable Energy Bond). (Filed as Exhibit 4.7.1 (aaa) to the Registrant's Form 10-K for the fiscal year ended December 31, 2009, File No. 000-53908.)
*4.4.1(bbb)	–	Fifty-Third Supplemental Indenture, dated as of March 1, 2010, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2010A (Burke) Note, Series 2010B (Burke) Note, Series 2010A (Monroe) Note, Series 2010A (Burke) Reimbursement Obligation, Series 2010B (Burke) Reimbursement Obligation and Series 2010A (Monroe) Reimbursement Obligation. (Filed as Exhibit 4.1 to the Registrant's Form 10-Q for the quarterly period ended March 31, 2010, File No. 000-53908.)
*4.4.1(ccc)	–	Fifty-Fourth Supplemental Indenture, dated as of May 21, 2010, made by Oglethorpe to U.S. Bank National Association, as trustee, confirming the lien of the Indenture with respect to certain After-Acquired Property (relating to the Hawk Road and Hartwell Energy Facilities). (Filed as Exhibit 4.1 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2010, File No. 000-53908.)
*4.4.1(ddd)	–	Fifty-Fifth Supplemental Indenture, dated as of August 1, 2010, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2010 (FFB V-8) Note and Series 2010 (RUS V-8) Reimbursement Note. (Filed as Exhibit 4.2 to the Registrant's Form 10-Q for the quarterly period ended September 30, 2010, File No. 000-53908.)
*4.4.1(eee)	–	Fifty-Sixth Supplemental Indenture, dated as of November 1, 2010, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Oglethorpe Power Corporation First Mortgage Bonds, Series 2010 A. (Filed as Exhibit 4.2 to the Registrant's Form 8-K filed on November 8, 2010, File No. 000-53908.)
*4.4.1(fff)	–	Fifty-Seventh Supplemental Indenture, dated as of December 1, 2010, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2010A CFC Note. (Filed as Exhibit 4.8.1(fff) to the Registrant's Form S-3 Registration Statement, File No. 333-171342.)
*4.4.1(ggg)	–	Fifty-Eighth Supplemental Indenture, dated as of December 1, 2010, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Agreement Modifying Future Advance Promissory Note. (Filed as Exhibit 4.8.1(ggg) to the Registrant's Form S-3 Registration Statement, File No. 333-171342.)
*4.4.1(hhh)	–	Fifty-Ninth Supplemental Indenture, dated as of March 1, 2011, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2011A (Appling) Note, Series 2011A (Burke) Note and Series 2011A (Monroe) Note. (Filed as Exhibit 4.2 to the Registrant's Form 10-Q for the quarterly period ended March 31, 2011, File No. 000-53908.)
*4.4.1(iii)	–	Sixtieth Supplemental Indenture, dated as of April 1, 2011, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2011 (FFB W-8) Note, Series 2011 (RUS W-8) Reimbursement Note, Series 2011 (FFB X-8) Note, and Series 2011 (RUS X-8) Reimbursement Note. (Filed as Exhibit 4.3 to the Registrant's Form 10-Q for the quarterly period ended March 31, 2011, File No. 000-53908.)
*4.4.1(jjj)	–	Sixty-First Supplemental Indenture, dated as of August 1, 2011, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Oglethorpe Power Corporation First Mortgage Bonds, Series 2011A (filed as Exhibit 4.2 to the Registrant's Form 8-K filed on August 17, 2011, File No. 000-53908.)

*4.4.1(kkk)	–	Sixty-Second Supplemental Indenture, dated as of April 1, 2012, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2012A (Monroe) Note (Filed as Exhibit 4.1 to the Registrant's Form 10-Q for the quarterly period ended March 31, 2012, File No. 000-53908.)
*4.4.1(lll)	–	Sixty-Third Supplemental Indenture, dated as of November 1, 2012, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to Oglethorpe Power Corporation First Mortgage Bonds, Series 2012A (Filed as Exhibit 4.2 to the Registrant's Form 8-K filed on November 28, 2012, File No. 000-53908.)
*4.4.1(mmm)	–	Sixty-Fourth Supplemental Indenture, dated as of April 1, 2013, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2013A (Appling) Note, Series 2013A (Burke) Note and Series 2013A (Monroe) Note (Filed as Exhibit 4.2 to the Registrant's Form 10-Q for the quarterly period ended March 31, 2013, File No. 000-53908.)
*4.4.1(nnn)	–	Sixty-Fifth Supplemental Indenture, dated as of April 23, 2013, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2013 (FFB Y-8) Note, Series 2013 (RUS Y-8) Reimbursement Note, Series 2013 (FFB AA-8) Note, and Series 2013 (RUS AA-8) Reimbursement Note and amendments to the Indenture. (Filed as Exhibit 4.3 to the Registrant's Form 10-Q for the quarterly period ended March 31, 2013, File No. 000-53908.)
*4.4.1(ooo)	–	Deed to Secure Debt, Security Agreement and Sixty-Sixth Supplemental Indenture, dated as of April 25, 2013, made by Oglethorpe and Murray County Industrial Development Authority to U.S. Bank National Association, as trustee, relating to the consolidation of Murray I and II LLC (Filed as Exhibit 4.4 to the Registrant's Form 10-Q for the quarterly period ended March 31, 2013, File No. 000-53908.)
*4.4.1(ppp)	–	Sixty-Seventh Supplemental Indenture, dated as of February 20, 2014, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to Future Advance Promissory Note No. 1, Reimbursement Note No. 1, Future Advance Promissory Note No. 2, Reimbursement Note No. 2 and amendments to the Indenture (Filed as Exhibit 4.8 to the Registrant's Form 8-K filed on February 20, 2014, File No. 000-53908.)
*4.4.1(qqq)	–	Sixty-Eighth Supplemental Indenture, dated as of June 1, 2014 made by Oglethorpe to U.S. Bank National Association, as trustee, relating to Oglethorpe Power Corporation First Mortgage Bonds, Series 2014A (Filed as Exhibit 4.2 to the Registrant's Form 8-K filed on June 11, 2014, File No. 000-53908.)
*4.4.1(rrr)	–	Sixty-Ninth Supplemental Indenture, dated as of September 2, 2014 made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2014 (FFB AB-8) Note and Series 2014 (RUS AB-8) Reimbursement Note (Filed as Exhibit 4.2 to the Registrant's Form 10-Q for the quarterly period ended September 30, 2014, File No. 000-53908.)
*4.4.2	–	Security Agreement, dated as of March 1, 1997, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee. (Filed as Exhibit 4.8.2 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*4.5	–	Unsecured Indenture, dated as of December 22, 2010, by and between Oglethorpe and U.S. Bank National Association, as trustee (Filed as Exhibit 4.1 to the Registrant's Form S-3 Registration Statement, File No. 333-171342.)
4.6.1(1)	–	Loan Agreement, dated as of August 1, 2008, between Development Authority of Burke County and Oglethorpe relating to Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 2008A, and three other substantially identical (Fixed Rate Bonds) loan agreements.

4.6.2(1)	–	Note, dated August 27, 2008, from Oglethorpe to U.S. Bank National Association, as trustee, acting pursuant to a Trust Indenture, dated as of August 1, 2008, between Development Authority of Burke County and U.S. Bank National Association relating to Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 2008A, and three other substantially identical notes.
4.6.3(1)	–	Trust Indenture, dated as of August 1, 2008, between Development Authority of Burke County and U.S. Bank National Association, as trustee, relating to Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 2008A, and three other substantially identical indentures.
4.7.1(1)	–	Loan Agreement, dated as of December 1, 2003, between Development Authority of Burke County and Oglethorpe relating to Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 2003A, and seven other substantially identical (Auction Rate Bonds) loan agreements.
4.7.2(1)	–	Note, dated December 3, 2003, from Oglethorpe to SunTrust Bank, as trustee, pursuant to a Trust Indenture, dated December 1, 2003, between Development Authority of Burke County and SunTrust Bank relating to Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 2003A, and seven other substantially identical notes.
4.7.3(1)	–	Trust Indenture, dated as of December 1, 2003, between Development Authority of Burke County and SunTrust Bank, as trustee, relating to Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 2003A, and seven other substantially identical indentures.
4.8.1(1)	–	Loan Agreement, dated as of December 1, 2009, between Development of Monroe County and Oglethorpe relating to Development Authority of Monroe County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Scherer Project), Series 2009A, and five other substantially identical (Variable Rate Bonds) loan agreements.
4.8.2(1)	–	Note, dated December 1, 2009, from Oglethorpe to U.S. Bank National Association , as trustee, pursuant to a Trust Indenture, dated December 1, 2009, between Development Authority of Monroe County and U.S. Bank National Association relating to Development Authority of Monroe County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Scherer Project), Series 2009A, and five other substantially identical notes.
4.8.3(1)	–	Trust Indenture, dated December 1, 2009, between Development Authority of Monroe County and U.S. Bank National Association, as trustee, relating to Development Authority of Monroe County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Scherer Project), Series 2009A, and five other substantially identical indentures.
4.9.1(1)	–	Loan Agreement, dated as of April 1, 2013, between the Development Authority of Appling County and Oglethorpe relating to Development Authority of Appling County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Hatch Project), Series 2013A, and two other substantially identical (Term Rate Bonds) loan agreements.
4.9.2(1)	–	Note, dated April 23, 2013, from Oglethorpe to U.S. Bank National Association, as trustee, acting pursuant to a Trust Indenture, dated as of April 1, 2013, between the Development Authority of Appling County and U.S. Bank National Association, as trustee, relating to the Development Authority of Appling County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Hatch Project), Series 2013A, and two other substantially identical notes.

4.9.3(1)	–	Trust Indenture, dated as of April 1, 2013, between the Development Authority of Appling County and U.S. Bank National Association, as trustee, relating to the Development Authority of Appling County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Hatch Project), Series 2013A, and two other substantially identical indentures.
4.10.1(1)	–	Master Loan Agreement, dated as of March 1, 1997, between Oglethorpe and CoBank, ACB, MLA No. 0459.
4.10.2(1)	–	Consolidating Supplement, dated as of March 1, 1997, between Oglethorpe and CoBank, ACB, relating to Loan No. ML0459T1.
4.10.3(1)	–	Promissory Note, dated March 1, 1997, in the original principal amount of $7,102,740.26, from Oglethorpe to CoBank, ACB, relating to Loan No. ML0459T1.
4.10.4(1)	–	Consolidating Supplement, dated as of March 1, 1997, between Oglethorpe and CoBank, ACB, relating to Loan No. ML0459T2.
4.10.5(1)	–	Promissory Note, dated March 1, 1997, in the original principal amount of $1,856,475.12, made by Oglethorpe to CoBank, ACB, relating to Loan No. ML0459T2.
4.11.1(1)	–	Term Loan Agreement, dated as of August 1, 2009, between Oglethorpe and National Rural Utilities Cooperative Finance Corporation, relating to the Series 2009C Note.
4.11.2(1)	–	First Amendment to Term Loan Agreement, dated as of December 20, 2013, by and between Oglethorpe and National Rural Utilities Cooperative Finance Corporation, relating to the Series 2009C Note.
4.11.3(1)	–	Series 2009C CFC Note, dated August 11, 2009, in the original principal amount of $250,000,000, from Oglethorpe to National Rural Utilities Cooperative Finance Corporation.
4.12.1(1)	–	Bond Purchase Agreement, dated as of December 30, 2009, between Oglethorpe and CoBank, ACB, relating to Oglethorpe Power Corporation (An Electric Membership Corporation) First Mortgage Bond, Series 2009 CoBank (Clean Renewable Energy Bond).
4.12.2(1)	–	Oglethorpe Power Corporation (An Electric Membership Corporation) First Mortgage Bond, Series 2009 CoBank (Clean Renewable Energy Bond), dated December 30, 2009, from Oglethorpe to CoBank, ACB, in the original principal amount of $16,165,400.
*4.13.1	–	Note Purchase Agreement, dated February 20, 2014, between Oglethorpe, Federal Financing Bank and United States Department of Energy (Filed as Exhibit 4.1 to the Registrant's Form 8-K filed on February 20, 2014, File No. 000-53908.)
*4.13.2	–	Future Advance Promissory Note No. 1, dated February 20, 2014, from Oglethorpe to Federal Financing Bank (Filed as Exhibit 4.2 to the Registrant's Form 8-K filed on February 20, 2014, File No. 000-53908.)
*4.13.3	–	Future Advance Promissory Note No. 2, dated February 20, 2014, from Oglethorpe to Federal Financing Bank (Filed as Exhibit 4.3 to the Registrant's Form 8-K filed on February 20, 2014, File No. 000-53908.)
*4.13.4	–	Loan Guarantee Agreement, dated February 20, 2014, between Oglethorpe and the Department of Energy (Filed as Exhibit 4.4 to the Registrant's Form 8-K filed on February 20, 2014, File No. 000-53908.)
*4.13.5	–	Reimbursement Note No. 1, dated February 20, 2014, issued by Oglethorpe to the Department of Energy (Filed as Exhibit 4.5 to the Registrant's Form 8-K filed on February 20, 2014, File No. 000-53908.)
*4.13.6	–	Reimbursement Note No. 2, dated February 20, 2014, issued by Oglethorpe to the Department of Energy (Filed as Exhibit 4.6 to the Registrant's Form 8-K filed on February 20, 2014, File No. 000-53908.)

*10.1.1(a)	–	Participation Agreement No. 2 among Oglethorpe as Lessee, Wilmington Trust Company as Owner Trustee, The First National Bank of Atlanta as Indenture Trustee, Columbia Bank for Cooperatives as Loan Participant and Ford Motor Credit Company as Owner Participant, dated December 30, 1985, together with a schedule identifying three other substantially identical Participation Agreements. (Filed as Exhibit 10.1.1(b) to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.1.1(b)	–	Supplemental Participation Agreement No. 2. (Filed as Exhibit 10.1.1(a) to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.1.1(c)	–	Supplemental Participation Agreement No. 1, dated as of June 30, 1987, among Oglethorpe as Lessee, IBM Credit Financing Corporation as Owner Participant, Wilmington Trust Company and The Citizens and Southern National Bank as Owner Trustee, The First National Bank of Atlanta, as Indenture Trustee, and Columbia Bank for Cooperatives, as Loan Participant. (Filed as Exhibit 10.1.1(c) to the Registrant's Form 10-K for the fiscal year ended December 31, 1987, File No. 33-7591.)
*10.1.1(d)	–	Second Supplemental Participation Agreement No. 2, dated as of December 17, 1997, among Oglethorpe as Lessee, DFO Partnership, as assignee of Ford Motor Credit Company, as Owner Participant, Wilmington Trust Company and NationsBank, N.A. as Owner Trustee, The Bank of New York Trust Company of Florida, N.A. as Indenture Trustee, CoBank, ACB as Loan Participant, OPC Scherer Funding Corporation, as Original Funding Corporation, OPC Scherer 1997 Funding Corporation A, as Funding Corporation, and SunTrust Bank, Atlanta, as Original Collateral Trust Trustee and Collateral Trust Trustee, with a schedule identifying three substantially identical Second Supplemental Participation Agreements and any material differences. (Filed as Exhibit 10.1.1(d) to Registrant's Form S-4 Registration Statement, File No. 333-4275.)
*10.1.2	–	General Warranty Deed and Bill of Sale No. 2 between Oglethorpe, Grantor, and Wilmington Trust Company and William J. Wade, as Owner Trustees under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, Grantee, together with a schedule identifying three substantially identical General Warranty Deeds and Bills of Sale. (Filed as Exhibit 10.1.2 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.1.3(a)	–	Supporting Assets Lease No. 2, dated December 30, 1985, between Oglethorpe, Lessor, and Wilmington Trust Company and William J. Wade, as Owner Trustees, under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, Lessee, together with a schedule identifying three substantially identical Supporting Assets Leases. (Filed as Exhibit 10.1.3 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.1.3(b)	–	First Amendment to Supporting Assets Lease No. 2, dated as of November 19, 1987, together with a schedule identifying three substantially identical First Amendments to Supporting Assets Leases. (Filed as Exhibit 10.1.3(a) to the Registrant's Form 10-K for the fiscal year ended December 31, 1987, File No. 33-7591.)
*10.1.3(c)	–	Second Amendment to Supporting Assets Lease No. 2, dated as of October 3, 1989, together with a schedule identifying three substantially identical Second Amendments to Supporting Assets Leases. (Filed as Exhibit 10.1.3(c) to the Registrant's Form 10-Q for the quarterly period ended March 31, 1998, File No. 33-7591.)
*10.1.4(a)	–	Supporting Assets Sublease No. 2, dated December 30, 1985, between Wilmington Trust Company and William J. Wade, as Owner Trustees under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, Sublessor, and Oglethorpe, Sublessee, together with a schedule identifying three substantially identical Supporting Assets Subleases. (Filed as Exhibit 10.1.4 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)

*10.1.4(b)	–	First Amendment to Supporting Assets Sublease No. 2, dated as of November 19, 1987, together with a schedule identifying three substantially identical First Amendments to Supporting Assets Subleases. (Filed as Exhibit 10.1.4(a) to the Registrant's Form 10-K for the fiscal year ended December 31, 1987, File No. 33-7591.)
*10.1.4(c)	–	Second Amendment to Supporting Assets Sublease No. 2, dated as of October 3, 1989, together with a schedule identifying three substantially identical Second Amendments to Supporting Assets Subleases. (Filed as Exhibit 10.1.4(c) to the Registrant's Form 10-Q for the quarterly period ended March 31, 1998, File No. 33-7591.)
*10.1.5(a)	–	Tax Indemnification Agreement No. 2, dated December 30, 1985, between Ford Motor Credit Company, Owner Participant, and Oglethorpe, Lessee, together with a schedule identifying three substantially identical Tax Indemnification Agreements. (Filed as Exhibit 10.1.5 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.1.5(b)	–	Amendment No. 1 to the Tax Indemnification Agreement No. 2, dated December 17, 1997, between DFO Partnership, as assignee of Ford Motor Credit Company, as Owner Participant, and Oglethorpe, as Lessee, with a schedule identifying three substantially identical Amendments No. 1 to the Tax Indemnification Agreements and any material differences. (Filed as Exhibit 10.1.5(b) to the Registrant's Form S-4 Registration Statement, File No. 333-42759.)
*10.1.6	–	Assignment of Interest in Ownership Agreement and Operating Agreement No. 2, dated December 30, 1985, between Oglethorpe, Assignor, and Wilmington Trust Company and William J. Wade, as Owner Trustees under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, Assignee, together with a schedule identifying three substantially identical Assignments of Interest in Ownership Agreement and Operating Agreement. (Filed as Exhibit 10.1.6 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.1.7(a)	–	Consent, Amendment and Assumption No. 2, dated December 30, 1985, among Georgia Power Company and Oglethorpe and Municipal Electric Authority of Georgia and City of Dalton, Georgia and Gulf Power Company and Wilmington Trust Company and William J. Wade, as Owner Trustees under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, together with a schedule identifying three substantially identical Consents, Amendments and Assumptions. (Filed as Exhibit 10.1.9 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.1.7(b)	–	Amendment to Consent, Amendment and Assumption No. 2, dated as of August 16, 1993, among Oglethorpe, Georgia Power Company, Municipal Electric Authority of Georgia, City of Dalton, Georgia, Gulf Power Company, Jacksonville Electric Authority, Florida Power & Light Company and Wilmington Trust Company and NationsBank of Georgia, N.A., as Owner Trustees under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, together with a schedule identifying three substantially identical Amendments to Consents, Amendments and Assumptions. (Filed as Exhibit 10.1.9(a) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1993, File No. 33-7591.)
*10.2.1(a)	–	Plant Robert W. Scherer Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of May 15, 1980. (Filed as Exhibit 10.6.1 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)

*10.2.1(b)	–	Amendment to Plant Robert W. Scherer Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of December 30, 1985. (Filed as Exhibit 10.1.8 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.2.1(c)	–	Amendment Number Two to the Plant Robert W. Scherer Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of July 1, 1986. (Filed as Exhibit 10.6.1(a) to the Registrant's Form 10-K for the fiscal year ended December 31, 1987, File No. 33-7591.)
*10.2.1(d)	–	Amendment Number Three to the Plant Robert W. Scherer Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of August 1, 1988. (Filed as Exhibit 10.6.1(b) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1993, File No. 33-7591.)
*10.2.1(e)	–	Amendment Number Four to the Plant Robert W. Scherer Units Number One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of December 31, 1990. (Filed as Exhibit 10.6.1(c) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1993, File No. 33-7591.)
*10.2.2(a)	–	Plant Robert W. Scherer Units Numbers One and Two Operating Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of May 15, 1980. (Filed as Exhibit 10.6.2 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.2.2(b)	–	Amendment to Plant Robert W. Scherer Units Numbers One and Two Operating Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of December 30, 1985. (Filed as Exhibit 10.1.7 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.2.2(c)	–	Amendment Number Two to the Plant Robert W. Scherer Units Numbers One and Two Operating Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of December 31, 1990. (Filed as Exhibit 10.6.2(a) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1993, File No. 33-7591.)
*10.2.3	–	Plant Scherer Managing Board Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia, City of Dalton, Georgia, Gulf Power Company, Florida Power & Light Company and Jacksonville Electric Authority, dated as of December 31, 1990. (Filed as Exhibit 10.6.3 to the Registrant's Form 10-Q for the quarterly period ended September 30, 1993, File No. 33-7591.)
*10.3.1(a)	–	Alvin W. Vogtle Nuclear Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of August 27, 1976. (Filed as Exhibit 10.7.1 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.3.1(b)	–	Amendment Number One, dated January 18, 1977, to the Alvin W. Vogtle Nuclear Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia. (Filed as Exhibit 10.7.3 to the Registrant's Form 10-K for the fiscal year ended December 31, 1986, File No. 33-7591.)

*10.3.1(c)	–	Amendment Number Two, dated February 24, 1977, to the Alvin W. Vogtle Nuclear Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia. (Filed as Exhibit 10.7.4 to the Registrant's Form 10-K for the fiscal year ended December 31, 1986, File No. 33-7591.)
*10.3.2	–	Plant Alvin W. Vogtle Additional Units Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of April 21, 2006. (Filed as Exhibit 10.4.4 to the Registrant's Form 8-K, filed April 27, 2006, File No. 33-7591.)
*10.3.2(a)	–	Amendment No. 1 to Plant Alvin W. Vogtle Additional Units Ownership Participation Agreement, dated as of April 8, 2008, by and among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia. (filed as Exhibit 10.3.2(a) to the Registrant's Form 10-K for the fiscal year ended December 31, 2013, File No. 000-53908.)
*10.3.2(b)	–	Agreement and Amendment No. 2 to Plant Alvin W. Vogtle Additional Units Ownership Participation Agreement, dated as of February 20, 2014, by and among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia. (filed as Exhibit 10.3.2(b) to the Registrant's Form 10-K for the fiscal year ended December 31, 2013, File No. 000-53908.)
*10.3.2(c)	–	Owners Consent to Assignment and Direct Agreement and Amendment to Plant Alvin W. Vogtle Additional Units Ownership Participation Agreement by and among Georgia Power Company, Oglethorpe Power Corporation, Municipal Electric Authority of Georgia and the City of Dalton, Georgia, dated as of February 20, 2014. (Filed as Exhibit 10.1 to the Registrant's Form 8-K filed on February 20, 2014, File No. 000-53908.)
*10.3.3	–	Plant Alvin W. Vogtle Nuclear Units Amended and Restated Operating Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of April 21, 2006. (Filed as Exhibit 10.4.3 to the Registrant's Form 8-K, filed April 27, 2006, File No. 33-7591.)
*10.3.3(a)	–	Amendment No. 1 to Plant Alvin W. Vogtle Nuclear Units Amended and Restated Operating Agreement, dated as of April 8, 2008, among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia. (filed as Exhibit 10.3.3(a) to the Registrant's Form 10-K for the fiscal year ended December 31, 2013, File No. 000-53908.)
*10.3.3(b)	–	Agreement and Amendment No. 2 to Plant Alvin W. Vogtle Nuclear Units Amended and Restated Operating Agreement, dated as of February 20, 2014, among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia. (filed as Exhibit 10.3.3(b) to the Registrant's Form 10-K for the fiscal year ended December 31, 2013, File No. 000-53908.)
10.3.4(a)(2)	–	Engineering, Procurement and Construction Agreement between Georgia Power Company, acting for itself and as agent for Oglethorpe, Municipal Electric Authority of Georgia and the City of Dalton, Georgia, acting by and through its Board of Water, Light and Sinking Fund Commissioners, as owners and a consortium consisting of Westinghouse Electric Company LLC and Stone & Weber, Inc., as contractor, for Units 3 & 4 at the Vogtle Electric Generating Plant Site, dated as of April 8, 2008. (Incorporated by reference to Exhibit 10(c)1 of Georgia Power Company's Form 10-Q/A for the quarterly period ended June 30, 2008, filed with the SEC on January 26, 2009.)

10.3.4(b)(2)	–	Amendment No. 1, dated as of December 11, 2009, to the Engineering, Procurement and Construction Agreement, dated as of April 8, 2008, between Georgia Power, for itself and as agent for Oglethorpe, Municipal Electric Authority of Georgia, and Dalton Utilities, as owners, and a consortium consisting of Westinghouse and Stone & Webster, as contractor, for Units 3 & 4 at the Vogtle Electric Generating Plant Site. (Incorporated by reference to Exhibit 10(c)29 of Georgia Power Company's Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on February 25, 2010.)
10.3.4(c)(2)	–	Amendment No. 2, dated as of January 15, 2010, to the Engineering, Procurement and Construction Agreement, dated as of April 8, 2008, between Georgia Power, for itself and as agent for Oglethorpe, Municipal Electric Authority of Georgia, and Dalton Utilities, as owners, and a consortium consisting of Westinghouse and Stone & Webster, as contractor, for Units 3 & 4 at the Vogtle Electric Generating Plant Site. (Incorporated by reference to Exhibit 10(c)(1) of Georgia Power Company's Form 10-Q for the quarterly period ended March 31, 2010, filed with the SEC on May 7, 2010.)
10.3.4(d)(2)	–	Amendment No. 3, dated as of February 23, 2010, to the Engineering, Procurement and Construction Agreement, dated as of April 8, 2008, between Georgia Power, for itself and as agent for Oglethorpe, Municipal Electric Authority of Georgia, and Dalton Utilities, as owners, and a consortium consisting of Westinghouse and Stone & Webster, as contractor, for Units 3 & 4 at the Vogtle Electric Generating Plant Site. (Incorporated by reference to Exhibit 10(c)(2) of Georgia Power Company's Form 10-Q for the quarterly period ended March 31, 2010, filed with the SEC on May 7, 2010.)
10.3.4(e)(2)	–	Amendment No. 4, dated as of May 2, 2011, to the Engineering, Procurement and Construction Agreement, dated as of April 8, 2008, between Georgia Power, for itself and as agent for Oglethorpe, Municipal Electric Authority of Georgia and Dalton Utilities, as owners, and a consortium consisting of Westinghouse and Stone & Webster, as contractor, for Units 3 & 4 at the Vogtle Electric Generating Plant Site. (Incorporated by reference to Exhibit 10(c)(2) of Georgia Power Company's Form 10-Q for the quarterly period ended June 30, 2011, filed with the SEC on August 5, 2011.)
10.3.4(f)(2)	–	Amendment No. 5, dated as of February 7, 2012, to the Engineering, Procurement and Construction Agreement, dated as of April 8, 2008, between Georgia Power, for itself and as agent for Oglethorpe, Municipal Electric Authority of Georgia and Dalton Utilities, as owners, and a consortium consisting of Westinghouse and Stone & Webster, as contractor, for Units 3 & 4 at the Vogtle Electric Generating Plant Site. (Incorporated by reference to Exhibit 10(c)(2) of Georgia Power Company's Form 10-Q for the quarterly period ended March 31, 2012, filed with the SEC on May 7, 2012.)
10.3.4(g)(2)	–	Amendment No. 6, dated as of January 23, 2014, to the Engineering, Procurement and Construction Agreement, dated as of April 8, 2008, between Georgia Power, for itself and as agent for Oglethorpe, Municipal Electric Authority of Georgia, and Dalton Utilities, as owners, and a consortium consisting of Westinghouse and Stone and Webster, as contractor for Units 3 & 4 at the Vogtle Electric Generating Plant Site. (Incorporated by reference to Exhibit 10(c)2 of Georgia Power Company's Form 10-Q for the quarterly period ended March 31, 2014, filed with the SEC on May 8, 2014.)
*10.4.1	–	Plant Hal Wansley Purchase and Ownership Participation Agreement between Georgia Power Company and Oglethorpe, dated as of March 26, 1976. (Filed as Exhibit 10.8.1 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.4.2(a)	–	Plant Hal Wansley Operating Agreement between Georgia Power Company and Oglethorpe, dated as of March 26, 1976. (Filed as Exhibit 10.8.2 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)

*10.4.2(b)	–	Amendment, dated as of January 15, 1995, to the Plant Hal Wansley Operating Agreements by and among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia. (Filed as Exhibit 10.5.2(a) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1996, File No. 33-7591.)
*10.4.3	–	Plant Hal Wansley Combustion Turbine Agreement between Georgia Power Company and Oglethorpe, dated as of August 2, 1982 and Amendment No. 1, dated October 20, 1982. (Filed as Exhibit 10.18 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.5.1	–	Edwin I. Hatch Nuclear Plant Purchase and Ownership Participation Agreement between Georgia Power Company and Oglethorpe, dated as of January 6, 1975. (Filed as Exhibit 10.9.1 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.5.2	–	Edwin I. Hatch Nuclear Plant Operating Agreement between Georgia Power Company and Oglethorpe, dated as of January 6, 1975. (Filed as Exhibit 10.9.2 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.6.1	–	Rocky Mountain Pumped Storage Hydroelectric Project Ownership Participation Agreement, dated as of November 18, 1988, by and between Oglethorpe and Georgia Power Company. (Filed as Exhibit 10.22.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1988, File No. 33-7591.)
*10.6.2	–	Rocky Mountain Pumped Storage Hydroelectric Project Operating Agreement, dated as of November 18, 1988, by and between Oglethorpe and Georgia Power Company. (Filed as Exhibit 10.22.2 to the Registrant's Form 10-K for the fiscal year ended December 31, 1988, File No. 33-7591.)
*10.7.1	–	Amended and Restated Wholesale Power Contract, dated as of January 1, 2003, between Oglethorpe and Altamaha Electric Membership Corporation, together with a schedule identifying 36 other substantially identical Amended and Restated Wholesale Power Contracts. (Filed as Exhibit 10.31.1 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2003, File No. 33-7591.)
*10.7.2	–	First Amendment to Amended and Restated Wholesale Power Contract, dated as of June 1, 2005, between Oglethorpe and Altamaha Electric Membership Corporation, together with a scheduling identifying 35 other substantially identical First Amendments. (Filed as Exhibit 10.8.2 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2005, File No. 33-7591.)
*10.7.3	–	Amended and Restated Supplemental Agreement, dated as of January 1, 2003, by and among Oglethorpe, Altamaha Electric Membership Corporation and the United States of America, together with a schedule identifying 36 other substantially identical Amended and Restated Supplemental Agreements. (Filed as Exhibit 10.31.2 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2003, File No. 33-7591.)
*10.7.4	–	Supplemental Agreement to the Amended and Restated Wholesale Power Contract, dated as of January 1, 1997, by and among Georgia Power Company, Oglethorpe and Altamaha Electric Membership Corporation, together with a schedule identifying 36 other substantially identical Supplemental Agreements. (Filed as Exhibit 10.8.3 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.7.5	–	Wholesale Power Contract, dated November 1, 2009, between Oglethorpe and Flint Electric Membership Corporation. (Filed as Exhibit 10.8.8 to the Registrant's Form 10-K for the fiscal year ended December 31, 2009, File No. 000-53908.)

*10.7.6	–	Supplemental Agreement to the Wholesale Power Contract, dated as of November 1, 2009, by and between Oglethorpe, Flint Electric Membership Corporation and the United States of America. (Filed as Exhibit 10.8.9 to the Registrant's Form 10-K for the fiscal year ended December 31, 2009, File No. 000-53908.)
*10.8	–	ITSA, Power Sale and Coordination Umbrella Agreement between Oglethorpe and Georgia Power Company, dated as of November 12, 1990. (Filed as Exhibit 10.28 to the Registrant's Form 8-K, filed January 4, 1991, File No. 33-7591.)
*10.9	–	Second Amended and Restated Nuclear Managing Board Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of April 21, 2006. (Filed as Exhibit 10.13(b) to the Registrant's Form 8-K, filed April 27, 2006, File No. 33-7591.)
*10.9(a)	–	Amendment No. 1 to Second Amended and Restated Nuclear Managing Board Agreement, dated as of April 8, 2008, among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton. (filed as Exhibit 10.9(a) to the Registrant's Form 10-K for the fiscal year ended December 31, 2013, File No. 000-53908.)
*10.9(b)	–	Agreement and Amendment No. 2 to Second Amended and Restated Nuclear Managing Board Agreement, dated as of February 20, 2014, among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia, MEAG Power SPV J, LLC, MEAG Power SPV P, LLC, MEAG Power SPV M, LLC and City of Dalton. (filed as Exhibit 10.9(b) to the Registrant's Form 10-K for the fiscal year ended December 31, 2013, File No. 000-53908.)
*10.10	–	Supplemental Agreement by and among Oglethorpe, Tri-County Electric Membership Corporation and Georgia Power Company, dated as of November 12, 1990, together with a schedule identifying 37 other substantially identical Supplemental Agreements. (Filed as Exhibit 10.30 to the Registrant's Form 8-K, filed January 4, 1991, File No. 33-7591.)
*10.11.1(a)	–	Member Transmission Service Agreement, dated as of March 1, 1997, by and between Oglethorpe and Georgia Transmission Corporation (An Electric Membership Corporation). (Filed as Exhibit 10.33.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.11.1(b)	–	Agreement to Extend the Term of the Member Transmission Service Agreement, dated as of August 2, 2006, by and between Oglethorpe and Georgia Transmission Corporation (An Electric Membership Corporation). (Filed as Exhibit 10.17.1(b) to the Registrant's Form 10-Q for the quarterly period ended June 30, 2006, File No. 33-7591.)
*10.11.2	–	Generation Services Agreement, dated as of March 1, 1997, by and between Oglethorpe and Georgia System Operations Corporation. (Filed as Exhibit 10.33.2 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.11.3	–	Operation Services Agreement, dated as of March 1, 1997, by and between Oglethorpe and Georgia System Operations Corporation. (Filed as Exhibit 10.33.3 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.12	–	Long Term Transaction Service Agreement Under Southern Companies' Federal Energy Regulatory Commission Electric Tariff Volume No. 4 Market-Based Rate Tariff, between Georgia Power Company and Oglethorpe, dated as of February 26, 1999. (Filed as Exhibit 10.27 to the Registrant's Form 10-Q for the quarterly period ended March 31, 1999, File No. 33-7591.)

10.13	–	Credit Agreement, dated as of March 23, 2015, among Oglethorpe, as borrower, and the lenders identified therein, including National Rural Utilities Cooperative Finance Corporation, as administrative agent.
*10.14(3)	–	Employment Agreement, dated as of October 11, 2013, between Oglethorpe and Michael L. Smith. (Filed as Exhibit 10.1 to the Registrant's Form 8-K filed October 16, 2013, File No. 000-53908.)
*10.15(3)	–	Employment Agreement, dated January 1, 2007, between Oglethorpe and Michael W. Price. (Filed as Exhibit 10.20 to the Registrant's Form 10-K for the fiscal year ended December 31, 2006, File No. 33-7591.)
*10.16(3)	–	Employment Agreement, dated as of January 1, 2007, between Oglethorpe and Elizabeth Bush Higgins. (Filed as Exhibit 10.21 to the Registrant's Form 10-K for the fiscal year ended December 31, 2006, File No. 33-7591.)
*10.17(3)	–	Employment Agreement, dated as of January 1, 2007, between Oglethorpe and William F. Ussery. (Filed as Exhibit 10.23 to the Registrant's Form 10-K for the fiscal year ended December 31, 2006, File No. 33-7591.)
*10.18(3)	–	Employment Agreement, dated as of August 17, 2009, between Oglethorpe and Charles W. Whitney (Filed as Exhibit 10.1 to the Registrant's Form 10-Q for the quarterly period ended September 30, 2009, File No. 33-7591.)
12.1	–	Oglethorpe Computation of Ratio of Earnings to Fixed Charges, Margins for Interest Ratio and Equity Ratio.
14.1	–	Code of Conduct, available on our website, www.opc.com.
23.1	–	Consent of Ernst & Young LLP
31.1	–	Rule 13a-14(a)/15d-14(a) Certification, by Michael L. Smith (Principal Executive Officer).
31.2	–	Rule 13a-14(a)/15d-14(a) Certification, by Elizabeth B. Higgins (Principal Financial Officer).
32.1	–	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Michael L. Smith (Principal Executive Officer).
32.2	–	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Elizabeth B. Higgins (Principal Financial Officer).
*99.1	–	Member Financial and Statistical Information (Filed as Exhibit 99.1 to the Registrant's Form 10-Q for quarterly period ended March 31, 2014, File No. 000-53908.)
101	–	XBRL Interactive Data File.

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

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 2015.

OGLETHORPE POWER CORPORATION (AN ELECTRIC MEMBERSHIP CORPORATION)
By:	/s/ MICHAEL L. SMITH MICHAEL L. SMITH President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL L. SMITH MICHAEL L. SMITH	President and Chief Executive Officer (Principal Executive Officer)	March 26, 2015
/s/ ELIZABETH B. HIGGINS ELIZABETH B. HIGGINS	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 26, 2015
/s/ G. KENNETH WARREN, JR. G. KENNETH WARREN, JR.	Vice President, Controller (Principal Accounting Officer)	March 26, 2015
/s/ C. HILL BENTLEY C. HILL BENTLEY	Director	March 26, 2015
/s/ BENNY W. DENHAM BENNY W. DENHAM	Director	March 26, 2015
/s/ WM. RONALD DUFFEY WM. RONALD DUFFEY	Director	March 26, 2015
/s/ M. ANTHONY HAM M. ANTHONY HAM	Director	March 26, 2015
/s/ ERNEST A. JAKINS III ERNEST A. JAKINS III	Director	March 26, 2015

Signature	Title	Date

/s/ FRED MCWHORTER FRED MCWHORTER	Director	March 26, 2015
/s/ MARSHALL S. MILLWOOD MARSHALL S. MILLWOOD	Director	March 26, 2015
/s/ JEFFREY W. MURPHY JEFFREY W. MURPHY	Director	March 26, 2015
/s/ DANNY L. NICHOLS DANNY L. NICHOLS	Director	March 26, 2015
/s/ SAMMY G. SIMONTON SAMMY G. SIMONTON	Director	March 26, 2015
/s/ BOBBY C. SMITH, JR. BOBBY C. SMITH, JR.	Director	March 26, 2015
/s/ GEORGE L. WEAVER GEORGE L. WEAVER	Director	March 26, 2015
/s/ JAMES I. WHITE JAMES I. WHITE	Director	March 26, 2015