Form 10-Q
period 2015-03-31
OGLETHORPE POWER CORP
filed 2015-05-13
CIK 788816

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR
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

OGLETHORPE POWER CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2015

		Page No.
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Unaudited Condensed Balance Sheets as of March 31, 2015 and December 31, 2014	1
	Unaudited Condensed Statements of Revenues and Expenses For the Three Months ended March 31, 2015 and 2014	3
	Unaudited Condensed Statements of Comprehensive Margin For the Three Months ended March 31, 2015 and 2014	4
	Unaudited Condensed Statements of Patronage Capital and Membership Fees and Accumulated Other Comprehensive Margin (Deficit) For the Three Months ended March 31, 2015 and 2014	5
	Unaudited Condensed Statements of Cash Flows For the Three Months ended March 31, 2015 and 2014	6
	Notes to Unaudited Condensed Financial Statements For the Three Months ended March 31, 2015 and 2014	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	27
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Mine Safety Disclosures	28
Item 5.	Other Information	28
Item 6.	Exhibits	28
SIGNATURES		29

i

CAUTIONARY STATEMENT REGARDING

FORWARD-LOOKING STATEMENTS

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

Although we believe that in making these forward-looking statements our expectations are based on reasonable assumptions, any forward-looking statement involves uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. Some of the risks, uncertainties and assumptions that may cause actual results to differ from these forward-looking statements are described under the heading "RISK FACTORS" and in other sections of our annual report on Form 10-K for the fiscal year ended December 31, 2014. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this quarterly report may not occur.

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

  •
  the regulation of carbon dioxide emissions, such as the proposed Clean Power Plan or other potential legislative and regulatory responses to climate change initiatives or efforts to reduce other greenhouse gas emissions;

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Oglethorpe Power Corporation Condensed Balance Sheets (Unaudited) March 31, 2015 and December 31, 2014

	(dollars in thousands)
	2015	2014
Assets
Electric plant:
In service	$8,368,040	$8,345,241
Less: Accumulated provision for depreciation	(3,801,533)	(3,762,690)

	4,566,507	4,582,551
Nuclear fuel, at amortized cost	365,506	369,529
Construction work in progress	2,465,420	2,374,392

	7,397,433	7,326,472

Investments and funds:
Nuclear decommissioning trust fund	374,575	366,004
Investment in associated companies	68,745	67,368
Long-term investments	87,836	85,728
Restricted cash and investments	118,976	118,390
Other	18,036	17,397

	668,168	654,887

Current assets:
Cash and cash equivalents	271,704	237,391
Restricted short-term investments	251,725	247,057
Receivables	119,895	130,366
Inventories, at average cost	252,818	270,849
Prepayments and other current assets	42,840	12,667

	938,982	898,330

Deferred charges:
Deferred debt expense, being amortized	98,530	97,902
Regulatory assets	507,496	484,049
Other	86,646	84,603

	692,672	666,554

	$9,697,255	$9,546,243

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation Condensed Balance Sheets (Unaudited) March 31, 2015 and December 31, 2014

	(dollars in thousands)
	2015	2014
Equity and Liabilities
Capitalization:
Patronage capital and membership fees	$776,493	$761,124
Accumulated other comprehensive margin	421	468

	776,914	761,592
Long-term debt	7,196,761	7,113,000
Obligation under capital leases	100,456	100,456
Other	16,708	16,434

	8,090,839	7,991,482

Current liabilities:
Long-term debt and capital leases due within one year	161,502	160,754
Short-term borrowings	343,729	234,369
Accounts payable	39,071	98,337
Accrued interest	53,138	58,841
Member power bill prepayments, current	184,446	166,013
Other current liabilities	38,574	70,748

	820,460	789,062

Deferred credits and other liabilities:
Gain on sale of plant, being amortized	20,306	20,676
Asset retirement obligations	438,510	432,260
Member power bill prepayments, non-current	37,240	31,941
Power sale agreement, being amortized	9,501	12,669
Regulatory liabilities	202,232	194,073
Other	78,167	74,080

	785,956	765,699

	$9,697,255	$9,546,243

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation Condensed Statements of Revenues and Expenses (Unaudited) For the Three Months Ended March 31, 2015 and 2014

	(dollars in thousands)
	Three Months
	2015	2014
Operating revenues:
Sales to Members	$308,776	$334,759
Sales to non-Members	31,002	32,541

Total operating revenues	339,778	367,300

Operating expenses:
Fuel	108,409	132,276
Production	114,759	108,084
Depreciation and amortization	42,652	40,714
Purchased power	13,631	20,066
Accretion	6,382	6,018
Deferral of Hawk Road and Smith Energy
Facilities effect on net margin	(14,315)	(9,715)

Total operating expenses	271,518	297,443

Operating margin	68,260	69,857

Other income:
Investment income	9,849	9,282
Other	2,859	2,377

Total other income	12,708	11,659

Interest charges:
Interest expense	87,707	81,917
Allowance for debt funds used during construction	(26,253)	(23,729)
Amortization of debt discount and expense	4,145	4,105

Net interest charges	65,599	62,293

Net margin	$15,369	$19,223

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation Condensed Statements of Comprehensive Margin (Unaudited) For the Three Months Ended March 31, 2015 and 2014

	(dollars in thousands)
	Three Months
	2015	2014
Net margin	$15,369	$19,223

Other comprehensive margin:
Unrealized (loss) gain on available-for-sale securities	(47)	396

Total comprehensive margin	$15,322	$19,619

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Condensed Statements of Patronage Capital and Membership Fees
and Accumulated Other Comprehensive Margin (Deficit) (Unaudited)
For the Three Months Ended March 31, 2015 and 2014

	(dollars in thousands)
	Patronage Capital and Membership Fees	Accumulated Other Comprehensive Margin (Deficit)	Total
Balance at December 31, 2013	$714,489	$(549)	$713,940

Components of comprehensive margin:
Net margin	19,223	—	19,223
Unrealized gain on available-for-sale securities	—	396	396

Balance at March 31, 2014	$733,712	$(153)	$733,559

Balance at December 31, 2014	$761,124	$468	$761,592

Components of comprehensive margin:
Net margin	15,369	—	15,369
Unrealized loss on available-for-sale securities	—	(47)	(47)

Balance at March 31, 2015	$776,493	$421	$776,914

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation Condensed Statements of Cash Flows (Unaudited) For the Three Months Ended March 31, 2015 and 2014

	(dollars in thousands)
	2015	2014
Cash flows from operating activities:
Net margin	$15,369	$19,223

Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization, including nuclear fuel	76,642	74,880
Accretion cost	6,382	6,018
Amortization of deferred gains	(447)	(447)
Allowance for equity funds used during construction	(173)	(389)
Deferred outage costs	(17,169)	(25,845)
Deferral of Hawk Road and Smith Energy Facilities effect on net margin	(14,315)	(9,715)
Gain on sale of investments	(4,687)	(3,996)
Regulatory deferral of costs associated with nuclear decommissioning	1,222	(84)
Other	6,448	1,384
Change in operating assets and liabilities:
Receivables	10,471	(1,799)
Inventories	18,031	24,827
Prepayments and other current assets	(30,174)	1,892
Accounts payable	(39,364)	(33,330)
Accrued interest	(5,703)	(8,804)
Accrued taxes	(8,914)	(13,144)
Other current liabilities	(10,545)	(2,075)
Member power bill prepayments	23,732	12,105

Total adjustments	11,437	21,478

Net cash provided by operating activities	26,806	40,701

Cash flows from investing activities:
Property additions	(165,397)	(134,354)
Activity in nuclear decommissioning trust fund—Purchases	(111,750)	(101,894)
—Proceeds	110,666	100,648
(Increase) decrease in restricted cash and investments	(586)	24,239
Increase in restricted cash and short-term investments	(4,668)	(16,783)
Activity in other long-term investments—Purchases	(12,045)	(12,220)
—Proceeds	11,214	12,413
Activity on interest rate options—Collateral returned	—	(46,940)
—Collateral received	—	22,700
Other	(5,278)	(401)

Net cash used in investing activities	(177,844)	(152,592)

Cash flows from financing activities:
Long-term debt proceeds	113,718	734,608
Long-term debt payments	(37,319)	(295,740)
Increase (decrease) in short-term borrowings, net	109,360	(474,720)
Other	(408)	(41,957)

Net cash provided by (used in) financing activities	185,351	(77,809)

Net increase (decrease) in cash and cash equivalents	34,313	(189,700)
Cash and cash equivalents at beginning of period	237,391	408,193

Cash and cash equivalents at end of period	$271,704	$218,493

Supplemental cash flow information:
Cash paid for—
Interest (net of amounts capitalized)	$69,258	$65,816
Supplemental disclosure of non-cash investing and financing activities:
Change in plant expenditures included in accounts payable	$(22,510)	$6,463

The accompanying notes are an integral part of these condensed financial statements.

Oglethorpe Power Corporation
Notes to Unaudited Condensed Financial Statements
For the Three Months ended March 31, 2015 and 2014

(A)
General.    The condensed financial statements included in this report have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in this report reflects all adjustments (which include only normal recurring adjustments) and estimates necessary to fairly state, in all material respects, the results for the three-month periods ended March 31, 2015 and 2014. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the SEC. The results of operations for the three-month periods ended March 31, 2015 are not necessarily indicative of results to be expected for the full year. As noted in our 2014 Form 10-K, our revenues consist primarily of sales to our 38 electric distribution cooperative members and, thus, the receivables on the condensed balance sheets are principally from our members. (See "Notes to Financial Statements" in our 2014 Form 10-K.)
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

  The tables below detail assets and liabilities measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014.

	Fair Value Measurements at Reporting Date Using
	March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$163,991	$163,991	$—	$—
International equity trust	74,705	—	74,705	—
Corporate bonds	18,298	—	18,298	—
US Treasury and government agency securities	70,197	70,197	—	—
Agency mortgage and asset backed securities	14,957	—	14,957	—
Municipal bonds	19,565	—	19,565	—
Other	12,862	12,862	—	—
Long-term investments:
International equity trust	11,508	—	11,508	—
Corporate bonds	6,135	—	6,135	—
US Treasury and government agency securities	17,129	17,129	—	—
Agency mortgage and asset backed securities	870	—	870	—
Mutual funds	51,932	51,932	—	—
Other	262	262	—	—
Interest rate options	2,702	—	—	2,702
Natural gas swaps	21,096	—	21,096	—

	Fair Value Measurements at Reporting Date Using
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$159,536	$159,536	$—	$—
International equity trust	72,474	—	72,474	—
Corporate bonds	34,446	—	34,446	—
US Treasury and government agency securities	68,854	68,854	—	—
Agency mortgage and asset backed securities	16,148	—	16,148	—
Municipal Bonds	743	—	743	—
Other	13,803	13,803	—	—
Long-term investments:
Corporate bonds	5,445	—	5,445	—
US Treasury and government agency securities	16,619	16,619	—	—
Agency mortgage and asset backed securities	643	—	643	—
International equity trust	11,162	—	11,162	—
Mutual funds	51,741	51,741	—	—
Other	118	118	—	—
Interest rate options	4,371	—	—	4,371
Natural gas swaps	18,914	—	18,914	—

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

  The following tables present the changes in Level 3 assets measured at fair value on a recurring basis during the three months ended March 31, 2015 and 2014.

Three Months Ended March 31, 2015

Interest rate options

(dollars in thousands)
Assets (Liabilities):
Balance at December 31, 2014	$4,371
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	(1,669)

Balance at March 31, 2015	$2,702

Three Months Ended March 31, 2014

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

  The estimated fair values of our long-term debt, including current maturities at March 31, 2015 and December 31, 2014 were as follows (in thousands):

	2015		2014

	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$7,344,321	$8,713,348	$7,256,995	$8,460,685

  The estimated fair value of long-term debt is classified as Level 2 and is estimated based on observed or quoted market prices for the same or similar issues or on current rates offered to us for debt of similar maturities. The primary sources of our long-term debt consist of first mortgage bonds, pollution control revenue bonds and long-term debt issued by the Federal Financing Bank that is guaranteed by the Rural Utilities Service or the U.S. Department of Energy. We also have small amounts of long-term debt provided by National Rural Utilities Cooperative Finance Corporation (CFC) and by CoBank, ACB. The valuations for the first mortgage bonds and the pollution control revenue bonds were obtained from third party investment banking firms and a third party data provider, and are based on secondary market trading of our debt. Valuations for debt issued by the Federal Financing Bank are based on U.S. Treasury rates as of March 31, 2015 plus an applicable spread, which reflects our borrowing rate for new loans of this type from the Federal Financing Bank. The rates on the CFC debt are fixed and the valuation is based on rate quotes provided by CFC. We use an interest rate quote sheet provided by CoBank for valuation of the CoBank debt, which reflects current rates for a similar loan.

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

  It is possible that volatility in commodity prices and/or interest rates could cause us to have credit risk exposures with one or more counterparties. We currently have credit risk exposure to our interest rate options counterparties. If such counterparties fail to perform their obligations, we could suffer a financial loss. However, as of March 31, 2015, all of the counterparties with transaction amounts outstanding under our hedging programs are rated investment grade by the major rating agencies or have provided a guaranty from one of their affiliates that is rated investment grade.

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

  At March 31, 2015 and December 31, 2014, the fair value of our natural gas contracts was a net liability of approximately $21,096,000 and $18,914,000, respectively.

  As of March 31, 2015 and December 31, 2014, neither we nor any counterparties were required to post credit support or collateral under these natural gas swap agreements. If the credit-risk-related contingent features underlying these agreements had been triggered on March 31, 2015 due to our credit rating being downgraded below investment grade, we would have been required to post letters of credit in the amount of $21,096,000 with our counterparties.

  The following table reflects the volume activity of our natural gas derivatives as of March 31, 2015 that is expected to settle or mature each year:

Year	Natural Gas Swaps (MMBTUs) (in millions)

2015	19.0
2016	11.0
2017	2.8

Total	32.8

  Interest rate options.     We are exposed to the risk of rising interest rates due to the significant amount of new long-term debt we expect to incur in connection with anticipated capital expenditures, particularly the construction of Vogtle Units No. 3 and No. 4. In fourth quarter of 2011, we purchased LIBOR swaptions at a cost of $100,000,000 with a total notional amount of approximately $2,200,000,000 to hedge the interest rates on a portion of the debt that we are incurring to finance the two additional nuclear units at Plant Vogtle. Since inception, swaptions having a notional amount of approximately $1,433,078,000 have expired and as of March 31, 2015 the remaining notional amount of our outstanding swaptions was approximately $746,126,000.

  The LIBOR swaptions are each designed to cap our effective interest rate at a specified fixed interest rate on a specified option expiration date. This is accomplished by means of a payment of the cash settlement value our counterparties are obligated to make to us if prevailing fixed LIBOR swap rates exceed the specified fixed rate on the option expiration date. This payment would partially offset our interest costs, thereby reducing our effective interest rate. The cash settlement value would be zero if swap rates are at or below the specified fixed rate on the expiration date. The cash settlement value is calculated based on the value of an underlying swap which we have the right, but not the obligation, to enter into, which would begin on the option expiration date and extend until 2042 and under which we would pay the specified fixed rate and receive a floating LIBOR rate. The fixed rates on the unexpired swaptions we hold average 177 basis points above the corresponding LIBOR swap rates that were in effect as of March 31, 2015, and the weighted average fixed rate is 4.02%. Swaptions having notional amounts totaling $115,201,000 expired without value during the three months ended March 31, 2015. The remaining swaptions expire quarterly through 2017.

  We paid all the premiums to purchase these LIBOR swaptions at the time we entered into these transactions. At March 31, 2015 and December 31, 2014, the fair value of these swaptions was approximately $2,702,000 and $4,371,000, respectively. To manage our credit exposure to our counterparties, we negotiated credit support provisions that require each counterparty to provide us collateral in the form of cash or securities to the extent that the value of the swaptions outstanding for that counterparty exceeds a certain threshold. The collateral thresholds can range from $0 to $10,000,000 depending on each counterparty's credit rating. As of March 31, 2015 and December 31, 2014, there were no collateral postings made by the counterparties, respectively.

  We are deferring unrealized gains or losses from the change in fair value of each LIBOR swaption and related carrying and other incidental costs in accordance with our rate-making treatment. The realized deferred costs and deferred gains, if any, from the settlement of the interest rate options will be amortized and collected in rates over the life of the $2,200,000,000 of debt that we hedged with the swaptions.

  The following table reflects the remaining notional amount of forecasted debt issuances we have hedged in each year with LIBOR swaptions as of March 31, 2015.

Year	LIBOR Swaption Notional Dollar Amount (in thousands)

2015	$355,424
2016	310,533
2017	80,169

Total	$746,126

  The table below reflects the fair value of derivative instruments and their effect on our consolidated balance sheets at March 31, 2015 and December 31, 2014.

	Balance Sheet Location	Fair Value

		2015	2014
		(dollars in thousands)
Not designated as hedges:
Assets:
Interest rate options	Other deferred charges	$2,702	$4,371
Liabilities:
Natural gas swaps	Other current liabilities	$12,241	$13,418
Natural gas swaps	Other deferred credits	8,855	5,496

  The following table presents the gross realized gains and (losses) on derivative instruments recognized in margin for the three months ended March 31, 2015 and 2014.

	Statement of Revenues and Expenses	Three months ended March 31,
	Location	2015	2014

		(dollars in thousands)
Not Designated as hedges:
Natural Gas Swaps	Fuel	$—	$279
Natural Gas Swaps	Fuel	(5,527)	—

		$(5,527)	$279

  The following table presents the unrealized gains and (losses) on derivative instruments deferred on the balance sheet at March 31, 2015 and December 31, 2014.

	Balance Sheet Location	2015	2014

		(dollars in thousands)
Not designated as hedges:
Natural gas swaps	Regulatory asset	$(21,096)	$(18,914)
Interest rate options	Regulatory asset	(44,845)	(49,232)

Total not designated as hedges		$(65,941)	$(68,146)

  The following table presents the gross amounts of derivatives and their related offset amounts as permitted by their respective master netting agreements and obligations to return cash collateral.

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts offset on the Balance Sheet	Cash Collateral	Net Amounts of Assets Presented on the Balance Sheet

	(dollars in thousands)
March 31, 2015
Assets:
Natural gas swaps	$(21,096)	$—	$—	$(21,096)
Interest rate options	$47,547	$(44,845)	$—	$2,702
December 31, 2014
Assets:
Natural gas swaps	$(18,914)	$—	$—	$(18,914)
Interest rate options	$53,603	$(49,232)	$—	$4,371

(D)
Investments in Debt and Equity Securities.    Investment securities we hold are classified as available-for-sale. Available-for-sale securities are carried at market value with unrealized gains and losses, net of any tax effect, added to or deducted from other comprehensive margin, except that, in accordance with our rate-making treatment, unrealized gains and losses from investment securities held in the nuclear decommissioning funds are directly added to or deducted from the regulatory asset for asset retirement obligations. Realized gains and losses on the nuclear decommissioning funds are also recorded to the regulatory asset. All realized and unrealized gains and losses are determined using the specific identification method. As of March 31, 2015, approximately 89% of these gross unrealized losses had been unrealized for a duration of less than one year.

  The following tables summarize the activities for available-for-sale securities as of March 31, 2015 and December 31, 2014.

	Gross Unrealized

	(dollars in thousands)
March 31, 2015	Cost	Gains	Losses	Fair Value

Equity	$206,199	$71,575	$(1,926)	$275,848
Debt	170,276	11,244	(8,082)	173,438
Other	13,128	—	(3)	13,125

Total	$389,603	$82,819	$(10,011)	$462,411

	Gross Unrealized

	(dollars in thousands)
December 31, 2014	Cost	Gains	Losses	Fair Value

Equity	$200,892	$69,536	$(2,163)	$268,265
Debt	168,182	9,981	(8,619)	169,544
Other	13,927	—	(4)	13,923

Total	$383,001	$79,517	$(10,786)	$451,732

(E)
Recently Issued or Adopted Accounting Pronouncements.    In May 2014, the Financial Accounting Standards Board issued "Revenue from Contracts with Customers" (Topic 606). The new revenue standard requires that an entity recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The standard is effective for the annual reporting period beginning after December 15, 2016 using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a modified retrospective approach with the cumulative effect of initially adopting the standard recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted.

  On April 1, 2015, the FASB proposed deferring the effective date by one year. Under the proposal, the standard would be effective for annual reporting periods beginning after December 15, 2017. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016.

  We are currently evaluating the future impact of this standard to our consolidated financial position or results of operations.

  In April 2015, the FASB issued "Interest-Imputation of Interest (Subtopic 835-30); Simplifying the Presentation of Debt Issuance Costs. The amendments in this standard require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in the standard are effective for the financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. We are currently evaluating the impact of adoption on our consolidated financial position or results of operations.

(F)
Accumulated Comprehensive Margin (Deficit).    The table below provides detail of the beginning and ending balance for each classification of other comprehensive margin (deficit) along with the amount of any reclassification adjustments included in margin for each of the periods presented in the unaudited Condensed Statements of Patronage Capital and Membership Fees and Accumulated Other Comprehensive Margin (Deficit). There were no material changes in the nature, timing or amounts of expected (gain) loss reclassified to net margin from the amounts disclosed in our 2014 Form 10-K. Amounts reclassified to net margin in the table below are reflected in "Other income" on our unaudited Condensed Statement of Revenues and Expenses.

  Our effective tax rate is zero; therefore, all amounts below are presented net of tax.

Accumulated Other Comprehensive Margin (Deficit) Three Months Ended

(dollars in thousands)
Available-for-sale Securities

Balance at December 31, 2013	$(549)
Unrealized gain	390
Loss reclassified to net margin	6

Balance at March 31, 2014	$(153)

Balance at December 31, 2014	$468
Unrealized gain	107
(Gain) reclassified to net margin	(154)

Balance at March 31, 2015	$421

(G)
Contingencies and Regulatory Matters.

  We do not anticipate that the liabilities, if any, for any current proceedings against us will have a material effect on our financial condition or results of operations. However, at this time, the ultimate outcome of any pending or potential litigation cannot be determined.

  a.    Nuclear Construction

  In April 2008, Georgia Power Company, acting for itself and as agent for us, the Municipal Electric Authority of Georgia, and the City of Dalton, Georgia (collectively, the Co-owners), and Westinghouse Electric Company LLC and CB&I Stone & Webster, Inc. (formerly known as Stone & Webster, Inc.) (collectively, the Contractor) entered into an engineering, procurement, and construction agreement (the EPC Agreement) to design, engineer, procure, construct and test two AP1000 nuclear units with electric generating capacity of approximately 1,100 megawatts each and related facilities, structures, and improvements at Plant Vogtle (Vogtle Units No. 3 and No. 4).

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

  In July 2012, the Co-owners and Contractor began negotiations regarding costs associated with design changes to the Westinghouse AP1000 Design Control Document (DCD) and delays in the project schedule related to the timing of approval of the DCD and issuance of the combined construction permits and operating licenses by the Nuclear Regulatory Commission, including the assertion by the Contractor that the Co-owners are responsible for these costs under the terms of the EPC Agreement. On November 1, 2012, the Co-owners filed suit against the Contractor in the U.S. District Court for the Southern District of Georgia, seeking a declaratory judgment that the Co-owners are not responsible for these costs. Also on November 1, 2012, the Contractor filed suit against the Co-owners in the U.S. District Court for the District of Columbia alleging the Co-owners are responsible for these costs. In August 2013, the U.S. District Court for the District of Columbia dismissed the Contractor's suit, ruling that proper venue is the U.S. District Court for the Southern District of Georgia. In March 2015, the U.S. Court of Appeals for the District of Columbia affirmed this dismissal which means the case will be tried in the U.S. District Court for the Southern District of Georgia. The portion of the additional costs claimed by the Contractor that would be attributable to us, based on our ownership interest, is approximately $280,000,000 in 2008 dollars with respect to these issues. The Contractor has also asserted that it is entitled to extensions of the guaranteed substantial completion dates of April 2016 and April 2017 for Vogtle Units No. 3 and No. 4, respectively. On May 22, 2014, the Contractor filed an amended counterclaim to the lawsuit pending in the Southern District of Georgia alleging that (i) the design changes to the DCD imposed by the Nuclear Regulatory Commission have delayed module production and the impacts to the Contractor are recoverable by the Contractor under the EPC Agreement and (ii) the changes to the basemat rebar design required by the Nuclear Regulatory Commission caused additional costs and delays recoverable by the Contractor under the EPC Agreement. The Contractor did not specify amounts relating to these new allegations in its amended counterclaim; however, the Contractor has subsequently asserted related minimum damages, based on our ownership interest, of approximately $75,000,000. The Contractor may from time to time continue to assert that it is entitled to additional payments with respect to these new allegations, any of which could be substantial. Georgia Power, on behalf of the Co-owners, has not agreed with either the proposed cost or schedule adjustments or that the Co-owners have any responsibility for costs related to these issues. Litigation is ongoing and Georgia Power and the Co-owners intend to vigorously defend their positions. Georgia Power and the Co-owners also expect negotiations with the Contractor to continue with respect to cost and schedule during which time the parties will attempt to reach a mutually acceptable compromise of their positions.

  If any or all of these costs are ultimately imposed on the Co-owners, we will capitalize the costs attributable to us. As of March 31, 2015, no material amounts have been recorded related to this claim. Additional claims by the Contractor or Georgia Power, on behalf of the Co-owners, are also likely to arise throughout construction.

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

(H)
Restricted Cash and Investments.    Restricted cash and investments primarily consist of funds on deposit with the Rural Utilities Service in the Cushion of Credit Account. The restricted investments will be utilized for future Rural Utilities Service Federal Financing Bank debt service payments. The funds on deposit earn interest at a rate of 5% per annum. At March 31, 2015 and December 31, 2014, we had restricted cash and investments totaling $370,838,000 and $365,585,000, respectively, of which $118,976,000 and $118,390,000, respectively, were classified as long-term.
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

  The following regulatory assets and liabilities are reflected on the unaudited condensed balance sheet as of March 31, 2015 and December 31, 2014.

	2015	2014
	(dollars in thousands)

Regulatory Assets:
Premium and loss on reacquired debt(a)	$69,277	$71,731
Amortization on capital leases(b)	28,362	27,829
Outage costs(c)	51,969	45,795
Interest rate swap termination fees(d)	8,348	9,345
Depreciation expense(e)	46,582	46,938
Deferred charges related to Vogtle Units No. 3 and No. 4 training costs(f)	33,643	32,501
Interest rate options cost(g)	100,470	98,671
Deferral of effects on net margin—Smith Energy Facility(h)	144,330	128,666
Other regulatory assets(m)	24,515	22,573

Total Regulatory Assets	$507,496	$484,049
Regulatory Liabilities:
Accumulated retirement costs for other obligations(i)	$15,774	$18,559
Deferral of effects on net margin—Hawk Road Energy Facility(h)	31,178	29,867
Major maintenance reserve(j)	22,952	23,427
Amortization on capital leases(b)	23,924	21,693
Deferred debt service adder(k)	69,124	66,754
Asset retirement obligations(l)	34,394	28,870
Other regulatory liabilities(m)	4,886	4,903

Total Regulatory Liabilities	$202,232	$194,073

Net Regulatory Assets	$305,264	$289,976

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
(K)
Debt.

a)
Department of Energy Loan Guarantee:

  Pursuant to the loan guarantee program established under Title XVII of the Energy Policy Act of 2005 (the "Title XVII Loan Guarantee Program"), we and the U.S. Department of Energy, acting by and through the Secretary of Energy, entered into a Loan Guarantee Agreement on February 20, 2014 pursuant to which the Department of Energy agreed to guarantee our obligations under the Note Purchase Agreement dated as of February 20, 2014 (the "Note Purchase Agreement"), among us, the Federal Financing Bank and the Department of Energy and two future advance promissory notes, each dated February 20, 2014, made by us to the Federal Financing Bank (the "Federal Financing Bank Notes" and together with the Note Purchase Agreement, the "FFB Credit Facility Documents"). The FFB Credit Facility Documents provide for a multi-advance term loan facility (the "Facility"), under which we may make term loan borrowings through the Federal Financing Bank.

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

  Advances may be requested under the Facility on a quarterly basis through December 31, 2020. At March 31, 2015, aggregate borrowings totaled $882,672,000, including capitalized interest advanced under the loan.

  b)
  Rural Utilities Service Guaranteed Loans:

  For the three month period ended March 31, 2015, we received advances on Rural Utilities Service-guaranteed Federal Financing Bank loans totaling $113,718,000 for general and environmental improvements at existing plants.

  c)
  Credit Facilities:

  On March 23, 2015, we entered into a $1,210,000,000 credit agreement with a syndicate of thirteen lenders, led by the National Rural Utilities Cooperative Finance Corporation as administrative agent.

(L)
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

  On December 14, 2014, the U.S. Court of Federal Claims issued a judgment in favor of Georgia Power, as agent for the co-owners, to recover spent nuclear fuel storage costs at Hatch and Vogtle Units No. 1 and No. 2 covering the period of January 1, 2005 through December 31, 2010. Our ownership share of the $36,474,000 total award was $10,949,000, which was received in April 2015. The effects of the award were recorded in our March 31, 2015 financial statements and resulted in a $7,320,000 reduction in total operating expenses, including reductions to fuel expense and production costs, as well as a $3,629,000 reduction to plant in service.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

General

We are a Georgia electric membership corporation (an EMC) incorporated in 1974 and headquartered in metropolitan Atlanta. We are owned by our 38 retail electric distribution cooperative members. Our members are consumer-owned distribution cooperatives providing retail electric service in Georgia on a not-for-profit basis. Our principal business is providing wholesale electric power to our members, which we provide primarily from our generation assets and, to a lesser extent, from power purchased from other suppliers. As with cooperatives generally, we operate on a not-for-profit basis.

Results of Operations

For the Three Months Ended March 31, 2015 and 2014

Net Margin

Our net margin for the three-month period ended March 31, 2015 was $15.4 million compared to $19.2 million for the same period of 2014. Through March 31, 2015, we collected approximately 32% of our targeted net margin of $48.6 million for the year ending December 31, 2015. This is typical as our capacity revenues are recorded evenly throughout the year and our management generally budgets conservatively. We anticipate our board of directors will approve a budget adjustment by the end of the year so that net margins will achieve, but not exceed, the targeted margins for interest ratio. For additional information regarding our net margin requirements and policy, see "Item 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Summary of Cooperative Operations—Margins" of our 2014 Form 10-K.

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

Sales to Members.    We generate revenues principally from the sale of electric capacity and energy to our members. Capacity revenues are the revenues we receive for electric service whether or not our generation and purchased power resources are dispatched to produce electricity, and are designed to recover the fixed costs associated with our business, including fixed production expenses, depreciation and amortization expenses and interest charges, plus a targeted margin. Energy revenues are earned by selling electricity to our members, which involves generating or purchasing electricity for our members. Energy revenues recover the variable costs of our business, including fuel, purchased energy and variable operations and maintenance expense.

The components of member revenues for the three-month period ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,		2015 vs. 2014 % Change

	2015	2014

Capacity revenues	$195,328	$191,676	1.9%
Energy revenues	113,448	143,083	(20.7%)

Total	$308,776	$334,759	(7.8%)

kWh Sales to members	4,567,689	4,905,224	(6.9%)
Cents/kWh	6.76	6.82	(0.9%)

The decrease in energy revenues to members for the three-months ended March 31, 2015 compared to the same period in 2014 was primarily due to a decrease in fuel costs, a decrease in generation for member sales and, to lesser extent, a decrease in purchase power energy. Lower member demand as a result of milder weather experienced during the first quarter of 2015 contributed to these decreases. Primarily as a result of the decrease in fuel costs, average energy revenue per kilowatt-hour from sales to members decreased 14.9% for the three-month period ended March 31, 2015 as compared to the same period of 2014. For a discussion of fuel costs and purchased power costs, see "—Operating Expenses."

Sales to Non-members.    Our sales to non-members primarily consist of capacity and energy sales at the Smith Energy Facility.

Operating Expenses.    Operating expenses decreased 8.7% for the three-month period ended March 31, 2015 compared to the same period of 2014 which was driven by lower fuel and purchased power costs.

The following table summarizes our fuel costs and kilowatt-hour generation by generating source.

	Cost				Generation				Cents per kWh

	(dollars in thousands)				(kWh in thousands)				(kWh in thousands)
	Three Months Ended March 31,		2015 vs.		Three Months Ended March 31,		2015 vs.		Three Months Ended March 31,		2015 vs.
Fuel Source	2015	2014	2014 % Change		2015	2014	2014 % Change		2015	2014	2014 % Change

Coal	$42,485	$56,486	(24.8%	)	1,405,651	1,896,226	(25.9%	)	3.02	2.98	1.5%
Nuclear(1)	13,007	20,765	(37.4%	)	2,377,764	2,225,966	6.8%		0.55	0.93	(41.4%	)
Gas:
Combined Cycle	47,315	51,201	(7.6%	)	1,582,967	1,138,084	39.1%		2.99	4.50	(33.6%	)
Combustion Turbine	5,602	3,824	46.5%		46,157	21,425	115.4%		12.14	17.85	(32.0%	)

	$108,409	$132,276	(18.0%	)	5,412,539	5,281,701	2.5%		2.00	2.50	(20.0%	)

(1)
The 2015 nuclear fuel cost amount includes a $7.1 million credit for nuclear fuel storage costs recovered as a result of litigation related to responsibility for nuclear fuel disposal costs. The exclusion of the credit would have resulted in total nuclear fuel costs of $20.1 million, a 3.3% decline and nuclear cost per kWh of 0.84 cents per kWh, a 9.5% decline from the same period of 2014. For information regarding this litigation, see Note L.

The decrease in total fuel costs for the three-month period ended March 31, 2015 compared to the same period of 2014 was primarily due to lower natural gas costs and the recognition of a $7.1 million reduction in fuel expense associated with the recovery of spent nuclear fuel storage costs from the U.S. Department of Energy. For additional information regarding nuclear fuel disposal cost recovery, see Note L. Generation from coal-fired plants decreased for the three-month period ended March 31, 2015 as compared to the same period of 2014 primarily due to a decrease in member demand as a result of more moderate weather as compared to the extreme cold weather experienced during the first quarter of 2014. Generation from natural-gas fired plants increased during the first quarter of 2015 primarily as a result of lower natural gas prices and an increase in non-member megawatt-hour sales.

Production costs increased 6.2% for the three-month period ended March 31, 2015 as compared to the same period of 2014. The increase resulted primarily from planned major maintenance outage work at Smith in 2015.

Purchase power costs decreased 32.1% for the three-month period ended March 31, 2015 as compared to the same period of 2014 primarily due to a decrease in energy purchases. This decrease was largely due to a decrease in demand as a result of more moderate weather during the first quarter of 2015.

Interest charges

Interest expense increased 7.1% for the three-month period ended March 31, 2015 as compared to the same period of 2014 primarily due to increased debt to finance construction of Vogtle Units No. 3 and No. 4.

Financial Condition

Balance Sheet Analysis as of March 31, 2015

Assets

Cash used for property additions for the three-month period ended March 31, 2015 totaled $165.4 million. Of this amount, approximately $80.1 million was associated with construction expenditures for Vogtle Units No. 3 and No. 4, $14.4 million for nuclear fuel purchases and the remaining expenditures were for normal additions and replacements to existing generation facilities.

Prepayments and other current assets increased $30.2 million for the three-month period ended March 31, 2015 primarily as a result of the prepayment of major maintenance costs for an outage at our Smith facility.

Restricted cash and investments at March 31, 2015 consist primarily of funds on deposit with the Rural Utilities Service in the Cushion of Credit Account. The funds, including interest earned thereon, can only be applied to debt service on Rural Utilities Service and Rural Utilities Service-guaranteed Federal Financing Bank notes. Decisions regarding when to apply the funds are guided by the interest rate environment and our anticipated liquidity needs.

Equity and Liabilities

Short-term borrowings increased $109.4 million for the three-month period ended March 31, 2015. These borrowings provided interim financing for capital expenditures related to the Vogtle Units No. 3 and No. 4 construction project.

Accounts payable decreased $59.3 million for the three-month period ended March 31, 2015 primarily as a result of a $31.7 million decrease in the payable to Georgia Power for operation and maintenance costs for our co-owned plants and capital costs associated with Vogtle Units No. 3 and No. 4. Also contributing to the decrease was $17.7 million in credits, applied to our members' bills in the first quarter of 2015, for a board approved reduction in 2014 revenue requirements as a result of margin collections in excess of our 2014 target.

Other current liabilities decreased $32.2 million for the three-month period ended March 31, 2015 primarily due to the payment of operation and maintenance expenses and property taxes accrued at December 31, 2014.

Capital Requirements and Liquidity and Sources of Capital

Vogtle Units No. 3 and No. 4.

We, along with Georgia Power, the Municipal Electric Authority of Georgia and the City of Dalton are participating in the construction of two Westinghouse AP1000 nuclear generating units at Plant Vogtle, each with a nominally rated generating capacity of approximately 1,100 megawatts. Our ownership interest is 30%, representing 660 megawatts of total capacity. As of March 31, 2015, our total investment in Vogtle Units No. 3 and No. 4 was $2.5 billion.

For additional information about the Vogtle construction project, see "Item 1—BUSINESS—OUR POWER SUPPLY RESOURCES—Future Power Resources—Plant Vogtle Units No. 3 and No. 4" and "Item 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—Capital Requirements—Capital Expenditures" in our 2014 Form 10-K. Also see Note G and Note K.

Environmental Regulations

The U.S. Environmental Protection Agency, or EPA, continues to develop a number of rules that significantly expand the scope of regulation of air emissions, water and waste management at power plants. Following are some of the recent developments that may affect future operations at our facilities.

On April 17, 2015 EPA published its final coal combustion residuals (CCR) rule, in which it decided to regulate CCRs as non-hazardous material under Subtitle D of the Resource Conservation and Recovery Act. The final rule contains requirements for structural integrity assessments, groundwater monitoring, location siting, composite lining, inactive units, closure and post closure, beneficial use recycling, design and operating criteria, recordkeeping, notification, and internet posting for new and existing CCR landfills, CCR surface impoundments and lateral expansions of CCR facilities. The rule takes effect on October 14, 2015. We are still reviewing the effects of the CCR, but they could include actions to address some or all of the requirements listed above. Significant operational changes for existing CCR storage units, extended plant outages, construction of lined landfills and groundwater monitoring facilities and additional material management and financial assurance requirements may be needed. Preliminary estimates suggest that our capital costs for compliance with the CCR (in combination with EPA's proposed effluent limitations guidelines rule which is to be finalized by September 2015) could be approximately $200 million. More definitive cost estimates will be developed as the process of rule evaluation, compliance approach design and construction implementation proceeds, and the ultimate impacts associated with the CCR rule cannot be determined with certainty at this time.

For further discussion regarding potential effects on our business from environmental regulations, including potential capital requirements, see "Item 1—BUSINESS—REGULATION—Environmental," "Item 1A—RISK FACTORS" and "Item 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—Capital Requirements—Capital Expenditures" in our 2014 Form 10-K.

Liquidity

At March 31, 2015, we had $1.3 billion of unrestricted available liquidity to meet our short-term cash needs and liquidity requirements. This amount included $272 million in cash and cash equivalents and $1.0 billion of unused and available committed credit arrangements.

At March 31, 2015, we had in excess of $1.61 billion of committed credit arrangements in place and $1.0 billion available under these facilities. These four separate facilities are reflected in the table below:

Committed Credit Facilities

	Authorized Amount		Available March 31, 2015		Expiration Date

	(dollars in millions)
Unsecured Facilities:
Syndicated Line of Credit led by CFC	$1,210	(1)	$730	(2)	March 2020
CFC Line of Credit(3)	110		110		December 2018
JPMorgan Chase Line of Credit	150		34	(4)	November 2016
Secured Facilities:
CFC Term Loan(3)	250		250		December 2018

(1)
The amount of this facility that can be used to support outstanding commercial paper is limited to $1.0 billion.

(2)
Of the portion of this facility that was unavailable at March 31, 2015, $344 million was dedicated to support outstanding commercial paper and $136 million was related to letters of credit issued to support variable rate demand bonds.

(3)
Any amounts drawn under the $110 million unsecured line of credit with CFC will reduce the amount that can be drawn under the $250 million secured term loan. Any amounts borrowed under the $250 million term loan would be secured under our first mortgage indenture, with a maturity no later than December 31, 2043.

(4)
Of the portion of this facility that was unavailable at March 31, 2015, $114 million related to letters of credit issued to support variable rate demand bonds and $2 million related to letters of credit issued to post collateral to third parties.

As of March 31, 2015, we were using our commercial paper program to provide interim funding for 1) payments related to the construction of Vogtle Units No. 3 and No. 4 prior to receiving advances of permanent funding under the Department of Energy-guaranteed Federal Financing Bank loan, which can be requested no more frequently than quarterly and 2) the premium payments made in connection with our interest rate hedging program. Between our credit arrangements and projected cash on hand, we believe we have sufficient liquidity to cover our normal operations and to provide for the interim financings described above.

Under our commercial paper program, we are authorized to issue commercial paper in amounts that do not exceed the amount of any committed backup lines of credit, thereby providing 100% dedicated support for any commercial paper outstanding.

Under our unsecured committed lines of credit, we have the ability to issue letters of credit totaling $760 million in the aggregate, of which $508 million remained available at March 31, 2015. However, amounts related to issued letters of credit reduce the amount that would otherwise be available to draw for working capital needs. Also, due to the requirement to have 100% dedicated backup for any commercial paper outstanding, any amounts drawn under our committed credit facilities for working capital or related to issued letters of credit will reduce the amount of commercial paper that we can issue. The majority of our outstanding letters of credit are for the purpose of providing credit enhancement on variable rate demand bonds.

Two of our credit facilities contain a financial covenant that requires us to maintain minimum levels of patronage capital. At March 31, 2015, the required minimum level was $675 million and our actual patronage capital was $776 million. These agreements contain an additional covenant that limits our secured indebtedness and unsecured indebtedness, both as defined in the credit agreements, to $12.0 billion and $4.0 billion, respectively. At March 31, 2015, we had $7.4 billion of secured indebtedness and $344 million of unsecured indebtedness outstanding.

At March 31, 2015, we had $371 million on deposit in the Rural Utilities Service Cushion of Credit Account, all of which is classified as a restricted investment. See "—Balance Sheet Analysis as of March 31, 2015—Assets" for more information regarding this account.

Financing Activities

First Mortgage Indenture.    At March 31, 2015, we had $7.3 billion of long-term debt outstanding under our first mortgage indenture secured equally and ratably by a lien on substantially all of our owned tangible and certain of our intangible property, including property we acquire in the future. See "Item 1—BUSINESS—OGLETHORPE POWER CORPORATION—First Mortgage Indenture" in our 2014 Form 10-K for further discussion of our first mortgage indenture.

Rural Utilities Service-Guaranteed Loans.    We currently have three approved Rural Utilities Service-guaranteed loans being funded through the Federal Financing Bank that are in various stages of being drawn down. These three loans total $561 million with $212 million remaining to be advanced. When advanced, the debt will be secured under our first mortgage indenture. As of March 31, 2015, we had $2.7 billion of debt outstanding under various Rural Utilities Service-guaranteed loans.

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

As of March 31, 2015, our total investment in Vogtle Units No. 3 and No. 4 was $2.5 billion and we have incurred $2.3 billion of debt to provide long-term financing for this investment. This long-term debt includes $1.4 billion of taxable first mortgage bonds we previously issued and $883 million, including capitalized interest, under the Department of Energy loan facility. The facility may be used until no later than December 2020 to provide long-term funding for up to 70% of eligible project costs after they are incurred. As of March 31, 2015, we have the capacity to fund an additional $746 million under the facility based on the amount of eligible project costs we have incurred to date. We anticipate making draws on at least a semi-annual basis to meet our funding requirements as construction progresses. When advanced, the debt will be secured under our first mortgage indenture. For additional information regarding this loan, see Note K.

For more detailed information regarding our financing plans, see "Item 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—Financing Activities" in our 2014 Form 10-K.

Newly Adopted or Issued Accounting Standards

For a discussion of recently issued or adopted accounting pronouncements, see Note E of Notes to Unaudited Condensed Financial Statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have not been any material changes to market risks from those reported in "Item 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK" of our 2014 Form 10-K.

Item 4.    Controls and Procedures

As of March 31, 2015, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

There have been no changes in internal control over financial reporting or other factors that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

There have not been any material changes to legal proceedings from those reported in "Item 3—LEGAL PROCEEDINGS" of our 2014 Form 10-K.

Item 1A.    Risk Factors

There have been no material changes from the risks disclosed in "Item 1A—RISK FACTORS" of our 2014 Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.    Defaults upon Senior Securities

Not Applicable.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information

Not Applicable.

Item 6.    Exhibits

Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification, by Michael L. Smith (Principal Executive Officer).
31.2	Rule 13a-14(a)/15d-14(a) Certification, by Elizabeth B. Higgins (Principal Financial Officer).
32.1	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Michael L. Smith (Principal Executive Officer).
32.2	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Elizabeth B. Higgins (Principal Financial Officer).
99.1	Member Financial and Statistical Information (For calendar years 2012-2014).
101	XBRL Interactive Data File.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oglethorpe Power Corporation (An Electric Membership Corporation)
Date: May 13, 2015	By:	/s/ Michael L. Smith Michael L. Smith President and Chief Executive Officer
Date: May 13, 2015		/s/ Elizabeth B. Higgins Elizabeth B. Higgins Executive Vice President and Chief Financial Officer (Principal Financial Officer)