Form 10-Q
period 2015-06-30
OGLETHORPE POWER CORP
filed 2015-08-12
CIK 788816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR
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
 Large Accelerated Filer ☐    Accelerated Filer ☐    Non-Accelerated Filer ☒    Do not check if a smaller reporting company)    Smaller Reporting Company ☐

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

OGLETHORPE POWER CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2015

		Page No.
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Unaudited Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014	1
	Unaudited Consolidated Statements of Revenues and Expenses For the Three and Six Months ended June 30, 2015 and 2014	3
	Unaudited Consolidated Statements of Comprehensive Margin For the Three and Six Months ended June 30, 2015 and 2014	4
	Unaudited Consolidated Statements of Patronage Capital and Membership Fees and Accumulated Other Comprehensive Margin (Deficit) For the Six Months ended June 30, 2015 and 2014	5
	Unaudited Consolidated Statements of Cash Flows For the Six Months ended June 30, 2015 and 2014	6
	Notes to Unaudited Consolidated Financial Statements For the Three and Six Months ended June 30, 2015 and 2014	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4.	Controls and Procedures	34
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3.	Defaults Upon Senior Securities	35
Item 4.	Mine Safety Disclosures	35
Item 5.	Other Information	35
Item 6.	Exhibits	35
SIGNATURES		36

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

Although we believe that in making these forward-looking statements our expectations are based on reasonable assumptions, any forward-looking statement involves uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. Some of the risks, uncertainties and assumptions that may cause actual results to differ from these forward-looking statements are described under "Item 1A—RISK FACTORS" and in other sections of our annual report on Form 10-K for the fiscal year ended December 31, 2014. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this quarterly report may not occur.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Oglethorpe Power Corporation Consolidated Balance Sheets (Unaudited) June 30, 2015 and December 31, 2014

	(dollars in thousands)
	2015	2014
Assets
Electric plant:
In service	$8,430,496	$8,345,241
Less: Accumulated provision for depreciation	(3,837,389)	(3,762,690)

	4,593,107	4,582,551
Nuclear fuel, at amortized cost	360,297	369,529
Construction work in progress	2,507,335	2,374,392

	7,460,739	7,326,472

Investments and funds:
Nuclear decommissioning trust fund	373,236	366,004
Investment in associated companies	68,230	67,368
Long-term investments	84,833	85,728
Restricted cash and investments	76,535	118,390
Other	18,316	17,397

	621,150	654,887

Current assets:
Cash and cash equivalents	286,777	237,391
Restricted short-term investments	252,652	247,057
Receivables	141,537	130,366
Inventories, at average cost	267,992	270,849
Prepayments and other current assets	23,260	12,667

	972,218	898,330

Deferred charges:
Deferred debt expense, being amortized	97,553	97,902
Regulatory assets	513,026	484,049
Prepayments to Georgia Power Company	80,580	73,726
Other	11,750	10,877

	702,909	666,554

	$9,757,016	$9,546,243

The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Balance Sheets (Unaudited) June 30, 2015 and December 31, 2014

	(dollars in thousands)
	2015	2014
Equity and Liabilities
Capitalization:
Patronage capital and membership fees	$787,345	$761,124
Accumulated other comprehensive margin	107	468

	787,452	761,592
Long-term debt	7,326,478	7,113,000
Obligation under capital leases	98,532	100,456
Other	16,988	16,434

	8,229,450	7,991,482

Current liabilities:
Long-term debt and capital leases due within one year	161,294	160,754
Short-term borrowings	261,744	234,369
Accounts payable	42,924	98,337
Accrued interest	58,792	58,841
Member power bill prepayments, current	143,681	166,013
Other current liabilities	54,619	70,748

	723,054	789,062

Deferred credits and other liabilities:
Gain on sale of plant, being amortized	19,936	20,676
Asset retirement obligations	465,573	432,260
Member power bill prepayments, non-current	43,240	31,941
Power sale agreement, being amortized	6,334	12,669
Regulatory liabilities	192,970	194,073
Other	76,459	74,080

	804,512	765,699

	$9,757,016	$9,546,243

The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Revenues and Expenses (Unaudited) For the Three and Six Months Ended June 30, 2015 and 2014

	(dollars in thousands)
	Three Months		Six Months
	2015	2014	2015	2014
Operating revenues:
Sales to Members	$311,148	$338,116	$619,924	$672,875
Sales to non-Members	32,593	17,867	63,595	50,408

Total operating revenues	343,741	355,983	683,519	723,283

Operating expenses:
Fuel	115,211	133,976	223,620	266,252
Production	128,369	99,004	243,128	207,088
Depreciation and amortization	42,952	41,404	85,604	82,118
Purchased power	14,612	16,312	28,243	36,378
Accretion	6,477	6,108	12,859	12,126
Deferral of Hawk Road and Smith Energy
Facilities effect on net margin	(27,374)	(10,421)	(41,689)	(20,136)

Total operating expenses	280,247	286,383	551,765	583,826

Operating margin	63,494	69,600	131,754	139,457

Other income:
Investment income	10,185	9,145	20,034	18,427
Amortization of deferred gains	370	447	740	894
Allowance for equity used during construction	168	342	342	731
Other	1,903	1,443	4,218	2,984

Total other income	12,626	11,377	25,334	23,036

Interest charges:
Interest expense	88,132	85,965	175,839	167,882
Allowance for debt funds used during construction	(26,699)	(26,385)	(52,952)	(50,114)
Amortization of debt discount and expense	3,835	4,201	7,980	8,306

Net interest charges	65,268	63,781	130,867	126,074

Net margin	$10,852	$17,196	$26,221	$36,419

The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Comprehensive Margin (Unaudited) For the Three and Six Months Ended June 30, 2015 and 2014

	(dollars in thousands)
	Three Months		Six Months
	2015	2014	2015	2014
Net margin	$10,852	$17,196	$26,221	$36,419

Other comprehensive margin:
Unrealized (loss) gain on available-for-sale securities	(314)	431	(361)	827

Total comprehensive margin	$10,538	$17,627	$25,860	$37,246

The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation
Consolidated Statements of Patronage Capital and Membership Fees
and Accumulated Other Comprehensive Margin (Deficit) (Unaudited)
For the Six Months Ended June 30, 2015 and 2014

	(dollars in thousands)
	Patronage Capital and Membership Fees	Accumulated Other Comprehensive Margin (Deficit)	Total
Balance at December 31, 2013	$714,489	$(549)	$713,940

Components of comprehensive margin:
Net margin	36,419	—	36,419
Unrealized gain on available-for-sale securities	—	827	827

Balance at June 30, 2014	$750,908	$278	$751,186

Balance at December 31, 2014	$761,124	$468	$761,592

Components of comprehensive margin:
Net margin	26,221	—	26,221
Unrealized loss on available-for-sale securities	—	(361)	(361)

Balance at June 30, 2015	$787,345	$107	$787,452

The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Cash Flows (Unaudited) For the Six Months Ended June 30, 2015 and 2014

	(dollars in thousands)
	2015	2014
Cash flows from operating activities:
Net margin	$26,221	$36,419

Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization, including nuclear fuel	156,416	153,759
Accretion cost	12,859	12,126
Amortization of deferred gains	(894)	(894)
Allowance for equity funds used during construction	(342)	(731)
Deferred outage costs	(18,274)	(31,411)
Deferral of Hawk Road and Smith Energy Facilities effect on net margin	(41,689)	(20,136)
Gain on sale of investments	(32,470)	(8,961)
Regulatory deferral of costs associated with nuclear decommissioning	25,781	1,571
Other	13,216	6,816
Change in operating assets and liabilities:
Receivables	(11,171)	(21,180)
Inventories	2,857	32,455
Prepayments and other current assets	(10,664)	1,209
Accounts payable	(45,059)	(45,456)
Accrued interest	(49)	183
Accrued taxes	820	(3,978)
Other current liabilities	(8,681)	(2,479)
Member power bill prepayments	(11,033)	14,475

Total adjustments	31,623	87,368

Net cash provided by operating activities	57,844	123,787

Cash flows from investing activities:
Property additions	(256,038)	(249,317)
Activity in nuclear decommissioning trust fund—Purchases	(281,938)	(188,815)
—Proceeds	279,751	186,165
Decrease in restricted cash and investments	41,855	32,209
Increase in restricted short-term investments	(5,524)	(21,173)
Activity in other long-term investments—Purchases	(23,746)	(28,690)
—Proceeds	24,973	30,385
Activity on interest rate options—Collateral returned	—	(73,850)
—Collateral received	—	41,640
Other	(8,450)	473

Net cash used in investing activities	(229,117)	(270,973)

Cash flows from financing activities:
Long-term debt proceeds	271,892	993,707
Long-term debt payments	(76,418)	(333,127)
Increase (decrease) in short-term borrowings, net	27,375	(548,494)
Other	(2,190)	(43,227)

Net cash provided by financing activities	220,659	68,859

Net increase (decrease) in cash and cash equivalents	49,386	(78,327)
Cash and cash equivalents at beginning of period	237,391	408,193

Cash and cash equivalents at end of period	$286,777	$329,866

Supplemental cash flow information:
Cash paid for—
Interest (net of amounts capitalized)	$127,026	$115,231
Supplemental disclosure of non-cash investing and financing activities:
Change in plant expenditures included in accounts payable	$(8,454)	$22,904

The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation
Notes to Unaudited Consolidated Financial Statements
For the Three and Six Months ended June 30, 2015 and 2014

(A)
General.    The consolidated financial statements included in this report have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in this report reflects all adjustments (which include only normal recurring adjustments) and estimates necessary to fairly state, in all material respects, the results for the three- month and six-month periods ended June 30, 2015 and 2014. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the SEC. The results of operations for the three-month and six-month periods ended June 30, 2015 are not necessarily indicative of results to be expected for the full year. As noted in our 2014 Form 10-K, our revenues consist primarily of sales to our 38 electric distribution cooperative members and, thus, the receivables on the consolidated balance sheets are principally from our members. (See "Notes to Financial Statements" in our 2014 Form 10-K.)
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

  The tables below detail assets and liabilities measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014.

	Fair Value Measurements at Reporting Date Using
	June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$155,440	$155,440	$—	$—
International equity trust	74,017	—	74,017	—
Corporate bonds	38,834	—	38,834	—
US Treasury and government agency securities	75,625	75,625	—	—
Agency mortgage and asset backed securities	16,108	—	16,108	—
Municipal bonds	916	—	916	—
Other	12,296	12,296	—	—
Long-term investments:
International equity trust	12,566	—	12,566	—
Corporate bonds	6,179	—	6,179	—
US Treasury and government agency securities	16,781	16,781	—	—
Agency mortgage and asset backed securities	926	—	926	—
Mutual funds	48,172	48,172	—	—
Other	209	209	—	—
Interest rate options	4,715	—	—	4,715
Natural gas swaps	15,942	—	15,942	—

	Fair Value Measurements at Reporting Date Using
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$159,536	$159,536	$—	$—
International equity trust	72,474	—	72,474	—
Corporate bonds	34,446	—	34,446	—
US Treasury and government agency securities	68,854	68,854	—	—
Agency mortgage and asset backed securities	16,148	—	16,148	—
Municipal Bonds	743	—	743	—
Other	13,803	13,803	—	—
Long-term investments:
Corporate bonds	5,445	—	5,445	—
US Treasury and government agency securities	16,619	16,619	—	—
Agency mortgage and asset backed securities	643	—	643	—
International equity trust	11,162	—	11,162	—
Mutual funds	51,741	51,741	—	—
Other	118	118	—	—
Interest rate options	4,371	—	—	4,371
Natural gas swaps	18,914	—	18,914	—

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

  The following tables present the changes in Level 3 assets measured at fair value on a recurring basis during the three and six months ended June 30, 2015 and 2014.

Three Months Ended June 30, 2015

Interest rate options

(dollars in thousands)
Assets (Liabilities):
Balance at March 31, 2015	$2,702
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	2,013

Balance at June 30, 2015	$4,715

Three Months Ended June 30, 2014

Interest rate options

(dollars in thousands)
Assets (Liabilities):
Balance at March 31, 2014	$31,463
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	(12,928)

Balance at June 30, 2014	$18,535

Six Months Ended June 30, 2015

Interest rate options

(dollars in thousands)
Assets (Liabilities):
Balance at December 31, 2014	$4,371
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	344

Balance at June 30, 2015	$4,715

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

  The estimated fair values of our long-term debt, including current maturities at June 30, 2015 and December 31, 2014 were as follows (in thousands):

	2015		2014

	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$7,476,491	$8,281,385	$7,256,995	$8,460,685

  The estimated fair value of long-term debt is classified as Level 2 and is estimated based on observed or quoted market prices for the same or similar issues or on current rates offered to us for debt of similar maturities. The primary sources of our long-term debt consist of first mortgage bonds, pollution control revenue bonds and long-term debt issued by the Federal Financing Bank that is guaranteed by the Rural Utilities Service or the U.S. Department of Energy. We also have small amounts of long-term debt provided by National Rural Utilities Cooperative Finance Corporation (CFC) and by CoBank, ACB. The valuations for the first mortgage bonds and the pollution control revenue bonds were obtained from third party investment banking firms and a third party data provider, and are based on secondary market trading of our debt. Valuations for debt issued by the Federal Financing Bank are based on U.S. Treasury rates as of June 30, 2015 plus an applicable spread, which reflects our borrowing rate for new loans of this type from the Federal Financing Bank. The rates on the CFC debt are fixed and the valuation is based on rate quotes provided by CFC. We use an interest rate quote sheet provided by CoBank for valuation of the CoBank debt, which reflects current rates for a similar loan.

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

  It is possible that volatility in commodity prices and/or interest rates could cause us to have credit risk exposures with one or more counterparties. We currently have credit risk exposure to our interest rate options counterparties. If such counterparties fail to perform their obligations, we could suffer a financial loss. However, as of June 30, 2015, all of the counterparties with transaction amounts outstanding under our hedging programs are rated investment grade by the major rating agencies or have provided a guaranty from one of their affiliates that is rated investment grade.

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

  At June 30, 2015 and December 31, 2014, the fair value of our natural gas contracts was a net liability of approximately $15,942,000 and $18,914,000, respectively.

  As of June 30, 2015 and December 31, 2014, neither we nor any counterparties were required to post credit support or collateral under these natural gas swap agreements. If the credit-risk-related contingent features underlying these agreements had been triggered on June 30, 2015 due to our credit rating being downgraded below investment grade, we would have been required to post letters of credit in the amount of $16,158,000 with our counterparties.

  The following table reflects the volume activity of our natural gas derivatives as of June 30, 2015 that is expected to settle or mature each year:

Year	Natural Gas Swaps (MMBTUs) (in millions)

2015	12.9
2016	13.8
2017	3.2

Total	29.9

  Interest rate options.     We are exposed to the risk of rising interest rates due to the significant amount of new long-term debt we expect to incur in connection with anticipated capital expenditures, particularly the construction of Vogtle Units No. 3 and No. 4. In fourth quarter of 2011, we purchased LIBOR swaptions at a cost of $100,000,000 with a total notional amount of approximately $2,200,000,000 to hedge the interest rates on a portion of the debt that we are incurring to finance the two additional nuclear units at Plant Vogtle. Since inception, swaptions having a notional amount of approximately $1,549,683,000 have expired and as of June 30, 2015 the remaining notional amount of our outstanding swaptions was approximately $629,520,000.

  The LIBOR swaptions are each designed to cap our effective interest rate at a specified fixed interest rate on a specified option expiration date. This is accomplished by means of a payment of the cash settlement value our counterparties are obligated to make to us if prevailing fixed LIBOR swap rates exceed the specified fixed rate on the option expiration date. This payment would partially offset our interest costs, thereby reducing our effective interest rate. The cash settlement value would be zero if swap rates are at or below the specified fixed rate on the expiration date. The cash settlement value is calculated based on the value of an underlying swap which we have the right, but not the obligation, to enter into, which would begin on the option expiration date and extend until 2042 and under which we would pay the specified fixed rate and receive a floating LIBOR rate. The fixed rates on the unexpired swaptions we hold average 127 basis points above the corresponding LIBOR swap rates that were in effect as of June 30, 2015, and the weighted average fixed rate is 3.98%. Swaptions having notional amounts totaling $231,806,000 expired without value during the six months ended June 30, 2015. The remaining swaptions expire quarterly through 2017.

  We paid all the premiums to purchase these LIBOR swaptions at the time we entered into these transactions. At June 30, 2015 and December 31, 2014, the fair value of these swaptions was approximately $4,715,000 and $4,371,000, respectively. To manage our credit exposure to our counterparties, we negotiated credit support provisions that require each counterparty to provide us collateral in the form of cash or securities to the extent that the value of the swaptions outstanding for that counterparty exceeds a certain threshold. The collateral thresholds can range from $0 to $10,000,000 depending on each counterparty's credit rating. As of June 30, 2015 and December 31, 2014, there were no collateral postings made by the counterparties, respectively.

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

  The following table reflects the remaining notional amount of forecasted debt issuances we have hedged in each year with LIBOR swaptions as of June 30, 2015.

Year	LIBOR Swaption Notional Dollar Amount (in thousands)

2015	$238,818
2016	310,533
2017	80,169

Total	$629,520

  The table below reflects the fair value of derivative instruments and their effect on our consolidated balance sheets at June 30, 2015 and December 31, 2014.

	Balance Sheet Location	Fair Value

		2015	2014
		(dollars in thousands)
Not designated as hedges:
Assets:
Interest rate options	Other deferred charges	$4,715	$4,371
Liabilities:
Natural gas swaps	Other current liabilities	$10,198	$13,418
Natural gas swaps	Other deferred credits	5,744	5,496

  The following table presents the gross realized gains and (losses) on derivative instruments recognized in margin for the three and six months ended June 30, 2015 and 2014.

	Statement of Revenues and Expenses	Three months ended June 30,		Six months ended June 30,
	Location	2015	2014	2015	2014

		(dollars in thousands)
Not Designated as hedges:
Natural Gas Swaps	Fuel	$181	$956	$181	$1,236
Natural Gas Swaps	Fuel	(3,248)	—	(8,775)	—

		$(3,067)	$956	$(8,594)	$1,236

  The following table presents the unrealized gains and (losses) on derivative instruments deferred on the balance sheet at June 30, 2015 and December 31, 2014.

	Balance Sheet Location	2015	2014

		(dollars in thousands)
Not designated as hedges:
Natural gas swaps	Regulatory asset	$(15,942)	$(18,914)
Interest rate options	Regulatory asset	(36,323)	(49,232)

Total not designated as hedges		$(52,265)	$(68,146)

  The following table presents the gross amounts of derivatives and their related offset amounts as permitted by their respective master netting agreements and obligations to return cash collateral.

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts offset on the Balance Sheet	Cash Collateral	Net Amounts of Assets Presented on the Balance Sheet

	(dollars in thousands)
June 30, 2015
Assets:
Natural gas swaps	$(15,942)	$—	$—	$(15,942)
Interest rate options	$41,038	$(36,323)	$—	$4,715
December 31, 2014
Assets:
Natural gas swaps	$(18,914)	$—	$—	$(18,914)
Interest rate options	$53,603	$(49,232)	$—	$4,371

(D)
Investments in Debt and Equity Securities.    Investment securities we hold are classified as available-for-sale. Available-for-sale securities are carried at market value with unrealized gains and losses, net of any tax effect, added to or deducted from other comprehensive margin, except that, in accordance with our rate-making treatment, unrealized gains and losses from investment securities held in the nuclear decommissioning funds are directly added to or deducted from the regulatory asset for asset retirement obligations. Realized gains and losses on the nuclear decommissioning funds are also recorded to the regulatory asset. All realized and unrealized gains and losses are determined using the specific identification method. As of June 30, 2015, approximately 61% of these gross unrealized losses had been unrealized for a duration of less than one year.

  The following tables summarize the activities for available-for-sale securities as of June 30, 2015 and December 31, 2014.

	Gross Unrealized

	(dollars in thousands)
June 30, 2015	Cost	Gains	Losses	Fair Value

Equity	$225,613	$45,528	$(3,455)	$267,686
Debt	178,312	1,895	(2,328)	177,879
Other	12,506	—	(2)	12,504

Total	$416,431	$47,423	$(5,785)	$458,069

	Gross Unrealized

	(dollars in thousands)
December 31, 2014	Cost	Gains	Losses	Fair Value

Equity	$200,892	$69,536	$(2,163)	$268,265
Debt	168,182	9,981	(8,619)	169,544
Other	13,927	—	(4)	13,923

Total	$383,001	$79,517	$(10,786)	$451,732

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

  On July 9, 2015, the FASB voted to defer the effective date by one year. Under the amendment, the standard would be effective for annual reporting periods beginning after December 15, 2017 and interim periods therein. The amendment also permits early adoption of the standard, but not before the original effective date of December 15, 2016.

  We are currently evaluating the future impact of this standard to our consolidated financial position or results of operations.

  In July 2015, the FASB issued "Inventory (Topic 330): Simplifying the Measurement of Inventory." Under the new inventory standard, inventories are required to be measured at the lower of cost and net realizable value, the latter representing the estimated selling price in the ordinary course of business, reduced by costs of completion, disposal, and transportation. Under current guidance, inventories are required to be measured at the lower of cost or market, but depending upon specific circumstances, market could be replacement cost, net realizable value, or net realizable value reduced by a normal profit margin. The amendments do not apply to inventory measured using the last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first out (FIFO) or average cost, the method used to measure all of our inventories. The new standard is effective for us prospectively for annual reporting periods beginning after December 15, 2016, and interim periods therein. Early adoption is permitted as of the beginning of an interim or annual reporting period. We are currently evaluating the future impact of this standard to our consolidated financial position or results of operations.

  In April 2015, the FASB issued "Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs". The amendments in this standard require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in the standard are effective for the financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. We are currently evaluating the impact of adoption on our consolidated financial position or results of operations.

(F)
Accumulated Comprehensive Margin (Deficit).    The table below provides detail of the beginning and ending balance for each classification of other comprehensive margin (deficit) along with the amount of any reclassification adjustments included in margin for each of the periods presented in the unaudited Consolidated Statements of Patronage Capital and Membership Fees and Accumulated Other Comprehensive Margin (Deficit). There were no material changes in the nature, timing or amounts of expected (gain) loss reclassified to net margin from the amounts disclosed in our 2014 Form 10-K. Amounts reclassified to net margin in the table below are reflected in "Other income" on our unaudited Consolidated Statements of Revenues and Expenses.

  Our effective tax rate is zero; therefore, all amounts below are presented net of tax.

Accumulated Other Comprehensive Margin (Deficit) Three Months Ended June 30, 2014

(dollars in thousands)
Available-for-sale Securities

Balance at March 31, 2014	$(153)
Unrealized gain	492
(Gain) reclassified to net margin	(61)

Balance at June 30, 2014	$278

Three Months Ended June 30, 2015

(dollars in thousands)
Available-for-sale Securities

Balance at March 31, 2015	$421
Unrealized loss	(161)
(Gain) reclassified to net margin	(153)

Balance at June 30, 2015	$107

Six Months Ended June 30, 2014

(dollars in thousands)
Available-for-sale Securities

Balance at December 31, 2013	$(549)
Unrealized gain	881
(Gain) reclassified to net margin	(54)

Balance at June 30, 2014	$278

Six Months Ended June 30, 2015

(dollars in thousands)
Available-for-sale Securities

Balance at December 31, 2014	$468
Unrealized loss	(54)
(Gain) reclassified to net margin	(307)

Balance at June 30, 2015	$107

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

  In July 2012, the Co-owners and Contractor began negotiations regarding costs associated with design changes to the Westinghouse AP1000 Design Control Document (DCD) and delays in the project schedule related to the timing of approval of the DCD and issuance of the combined construction permits and operating licenses by the Nuclear Regulatory Commission, including the assertion by the Contractor that the Co-owners are responsible for these costs under the terms of the EPC Agreement. On November 1, 2012, the Co-owners filed suit against the Contractor in the U.S. District Court for the Southern District of Georgia, seeking a declaratory judgment that the Co-owners are not responsible for these costs. Also on November 1, 2012, the Contractor filed suit against the Co-owners in the U.S. District Court for the District of Columbia alleging the Co-owners are responsible for these costs. In August 2013, the U.S. District Court for the District of Columbia dismissed the Contractor's suit, ruling that proper venue is the U.S. District Court for the Southern District of Georgia. In March 2015, the U.S. Court of Appeals for the District of Columbia affirmed the dismissal, which means the case will be tried in the U.S. District Court for the Southern District of Georgia. The portion of the additional costs claimed by the Contractor that would be attributable to us, based on our ownership interest, is approximately $280,000,000 in 2008 dollars, or $390,000,000 in 2015 dollars, with respect to these issues. The Contractor has also asserted that it is entitled to extensions of the guaranteed substantial completion dates of April 2016 and April 2017 for Vogtle Units No. 3 and No. 4, respectively. On May 22, 2014, the Contractor filed an amended counterclaim to the lawsuit pending in the Southern District of Georgia alleging that (i) the design changes to the DCD imposed by the Nuclear Regulatory Commission have delayed module production and the impacts to the Contractor are recoverable by the Contractor under the EPC Agreement and (ii) the changes to the basemat rebar design required by the Nuclear Regulatory Commission caused additional costs and delays recoverable by the Contractor under the EPC Agreement. The Contractor did not specify amounts relating to these new allegations in its amended counterclaim; however, the Contractor subsequently asserted estimated minimum damages related to the counterclaim, based on our ownership interest, of approximately $75,000,000 in 2014 dollars, or $78,000,000 in 2015 dollars. In June 2015, the Contractor updated its estimated damages under the initial complaint and the amended counterclaim, to an aggregate, based on our ownership interest, of approximately $470,000,000 in 2015 dollars. The Contractor may from time to time continue to assert that it is entitled to additional payments with respect to these allegations, any of which could be substantial. Georgia Power, on behalf of the Co-owners, has not agreed with either the proposed cost or schedule adjustments or that the Co-owners have any responsibility for costs related to these issues. Litigation is ongoing and Georgia Power and the Co-owners intend to vigorously defend their positions. Georgia Power and the Co-owners also expect negotiations with the Contractor to continue with respect to cost and schedule during which time the parties will attempt to reach a mutually acceptable compromise of their positions.

  If any or all of these costs are ultimately imposed on the Co-owners, we will capitalize the costs attributable to us. As of June 30, 2015, no material amounts have been recorded related to this claim. Additional claims by the Contractor or Georgia Power, on behalf of the Co-owners, are also likely to arise throughout construction.

  b.    Patronage Capital Litigation

  On March 13, 2014, a lawsuit was filed in the Superior Court of DeKalb County, Georgia, against us, Georgia Transmission and three of our member distribution cooperatives. Plaintiffs filed an amended complaint on July 28, 2014. The amended complaint challenges the patronage capital distribution practices of Georgia's electric cooperatives and seeks to certify a defendant class of all but one of our 38 members. It was filed by four former consumer-members of four of our members on behalf of themselves and a proposed class of all former consumer-members of our members. Plaintiffs claim that approximately 30% of all the defendants' total allocated patronage capital belongs to former consumer-members. Plaintiffs also allege that patronage capital owed to former consumer-members includes patronage capital allocated by us to our members but not yet distributed to our members. Plaintiffs claim that the patronage capital of former consumer-

  members held by defendants and the proposed defendant class should be retired immediately when the consumer-members end their membership by terminating service, or alternatively, according to a revolving schedule of no longer than 13 years from the date of its allocation and seek relief to effect such retirements. Plaintiffs further seek to require the defendants to adjust rates in order to establish and maintain reasonable reserves to fund patronage capital retirements on this basis. Plaintiffs also claim that defendants and the proposed defendant class should be required to adopt policies to periodically retire the patronage capital of all consumer-members on a revolving schedule of no longer than 13 years from the date of its allocation. Our first mortgage indenture restricts our ability to distribute patronage capital. Although not expected, if we were ordered by the Court to make distributions of our patronage capital, our first mortgage indenture would require us to raise our rates to a level sufficient so that we could comply with the current patronage capital distribution restrictions, and the rate increases required to meet the Plaintiffs' demands would be significant for a period of years.

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

(H)
Restricted Cash and Investments.    Restricted cash and investments primarily consist of funds on deposit with the Rural Utilities Service in the Cushion of Credit Account. The restricted investments will be utilized for future Rural Utilities Service Federal Financing Bank debt service payments. The funds on deposit earn interest at a rate of 5% per annum. At June 30, 2015 and December 31, 2014, we had restricted cash and investments totaling $329,253,000 and $365,585,000, respectively, of which $76,535,000 and $118,390,000, respectively, were classified as long-term.
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

  The following regulatory assets and liabilities are reflected on the unaudited consolidated balance sheet as of June 30, 2015 and December 31, 2014.

	2015	2014
	(dollars in thousands)

Regulatory Assets:
Premium and loss on reacquired debt(a)	$66,823	$71,731
Amortization on capital leases(b)	29,041	27,829
Outage costs(c)	41,616	45,795
Interest rate swap termination fees(d)	7,350	9,345
Depreciation expense(e)	46,226	46,938
Deferred charges related to Vogtle Units No. 3 and No. 4 training costs(f)	35,083	32,501
Interest rate options cost(g)	98,577	98,671
Deferral of effects on net margin—Smith Energy Facility(h)	169,188	128,666
Other regulatory assets(m)	19,122	22,573

Total Regulatory Assets	$513,026	$484,049
Regulatory Liabilities:
Accumulated retirement costs for other obligations(i)	$14,332	$18,559
Deferral of effects on net margin—Hawk Road Energy Facility(h)	28,622	29,867
Major maintenance reserve(j)	19,133	23,427
Amortization on capital leases(b)	26,198	21,693
Deferred debt service adder(k)	71,527	66,754
Asset retirement obligations(l)	28,277	28,870
Other regulatory liabilities(m)	4,881	4,903

Total Regulatory Liabilities	$192,970	$194,073

Net Regulatory Assets	$320,056	$289,976

(a)
Represents premiums paid, together with unamortized transaction costs related to reacquired debt that are being amortized over the lives of the refunding debt, which range up to 30 years.

(b)
Represents the difference between lease payments and the aggregate of the amortization on the capital lease assets and the interest on the capital lease obligations for rate-making purposes.

(c)
Consists of both coal-fired maintenance and nuclear refueling outage costs. Coal-fired outage costs are amortized on a straight-line basis to expense over a 24-month period. Nuclear refueling outage costs are amortized on a straight-line basis to expense over the 18 to 24-month operating cycles of each unit.

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

(g)
Deferral of net loss associated with the change in fair value and expired cost of interest rate options purchased to hedge interest rates on certain borrowings related to Vogtle Units No. 3 and No. 4 construction. Amortization will commence in February 2020 and will be amortized through February 2044, the life of the DOE-guaranteed loan which is financing a portion of the construction project.

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

(J)
Member Power Bill Prepayments.    We have a power bill prepayment program pursuant to which members can prepay their power bills from us at a discount based on our avoided cost of borrowing. The prepayments are credited against the participating members' power bills in the month(s) agreed upon in advance. The discounts are credited against the power bills and are recorded as a reduction to member revenues. The prepayments are being credited against members' power bills through July 2020, with the majority of the balance scheduled to be credited by the end of 2015.
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

  Advances may be requested under the Facility on a quarterly basis through December 31, 2020. On June 12, 2015 we received advances under the Facility totaling $145,000,000. At June 30, 2015, aggregate borrowings totaled $1,036,135,000, including capitalized interest advanced under the loan.

  b)
  Rural Utilities Service Guaranteed Loans:

  For the six-month period ended June 30, 2015 we received advances on Rural Utilities Service-guaranteed Federal Financing Bank loans totaling $126,892,000 for general and environmental improvements at existing plants.

  In July 2015, we received an additional $18,018,000 in advances on Rural Utilities Service-guaranteed Federal Financing Bank loans for general and environmental improvements at existing plants.

  c)
  Credit Facilities:

  On March 23, 2015, we entered into a 5-year $1,210,000,000 credit agreement with a syndicate of thirteen lenders, led by the National Rural Utilities Cooperative Finance Corporation as administrative agent.

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

  On December 14, 2014, the U.S. Court of Federal Claims issued a judgment in favor of Georgia Power, as agent for the co-owners, to recover spent nuclear fuel storage costs at Hatch and Vogtle Units No. 1 and No. 2 covering the period of January 1, 2005 through December 31, 2010. Our ownership share of the $36,474,000 total award was $10,949,000, which was received in April 2015. The effects of the award were recorded during the first quarter of 2015 and resulted in a $7,320,000 reduction in total operating expenses, including reductions to fuel expense and production costs, as well as a $3,629,000 reduction to plant in service.

(M)
Asset Retirement Obligations.    Asset retirement obligations are legal obligations associated with the retirement of long-lived assets. These obligations represent the present value of the estimated costs for an asset's future retirement and are recorded in the period in which the liability is incurred. The liabilities we have recognized primarily relate to the decommissioning of our nuclear facilities. In addition, we have retirement obligations related to ash ponds, gypsum, landfill sites and asbestos removal. Under the accounting provision for regulated operations, we record a regulatory asset or liability to reflect the difference in timing of recognition of the costs related to nuclear and coal ash related decommissioning for financial statement purposes and for ratemaking purposes.

  On April 17, 2015 EPA published its final coal combustion residuals (CCR) rule which regulates CCRs as non-hazardous materials under Subtitle D of the Resource Conservation and Recovery Act. The rule takes effect on October 19, 2015. Based on a preliminary assessment of the impact of the final CCR rule, we revised the forecasted cash flows related to the existing asset retirement obligations and increased the obligations and corresponding assets in electric plant in service by approximately $20,711,000 in the second quarter of 2015. The liabilities are estimates based on various assumptions including, but not limited to, closure and post-closure cost estimates, timing of expenditures, escalation factors, discount rates and methods for complying with the CCR rule. Additional adjustments to the asset retirement obligations are expected periodically as we continue to assess the impact of the rule on our estimates and assumptions.

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

Results of Operations

For the Three and Six Months Ended June 30, 2015 and 2014

Net Margin

Our net margins for the three-month and six-month periods ended June 30, 2015 were $10.8 and $26.2 million compared to $17.2 million and $36.4 million for the same periods of 2014. Through June 30, 2015, we collected approximately 54% of our targeted net margin of $48.5 million for the year ending December 31, 2015. This is typical as our capacity revenues are recorded evenly throughout the year and our management generally budgets conservatively. We anticipate our board of directors will approve a budget adjustment by the end of the year so that net margins will achieve, but not exceed, the targeted margins for interest ratio. For additional information regarding our net margin requirements and policy, see "Item 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Summary of Cooperative Operations—Margins" of our 2014 Form 10-K.

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

The components of member revenues for the three-month and six-month periods ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		2015 vs. 2014 % Change	Six Months Ended June 30,		2015 vs. 2014 % Change

	(dollars in thousands)			(dollars in thousands)
	2015	2014		2015	2014

Capacity revenues	$194,824	$190,077	2.5%	$390,152	$381,752	2.2%
Energy revenues	116,324	148,039	(21.4%)	229,772	291,123	(21.1%)

Total	$311,148	$338,116	(8.0%)	$619,924	$672,875	(7.9%)

MWh Sales to members	4,752,295	5,174,273	(8.2%)	9,319,984	10,079,497	(7.5%)
Cents/kWh	6.55	6.53	0.2%	6.65	6.68	(0.4%)

The decrease in energy revenues from members for the three-month and six-month periods ended June 30, 2015 compared to the same periods in 2014 was primarily due to a decrease in generation for member sales, a decrease in fuel costs and, to a lesser extent, a decrease in purchased power energy. Generation for member sales was somewhat lower during the respective periods as members procured a larger portion of their load requirements from other sources, primarily as a result of lower natural gas prices. Lower member demand for the comparative six-month periods was also partially a result of milder weather experienced during the first quarter of 2015. As a result of the decrease in fuel costs, average energy revenue per kilowatt-hour from sales to members decreased 14.4% and 14.6% for the three-month and six-month periods ended June 30, 2015 as compared to the same periods of 2014. For a discussion of fuel costs and purchased power costs, see "—Operating Expenses."

Sales to Non-members.    Our sales to non-members primarily consist of capacity and energy sales at the Smith Energy Facility. Non-members sales increased 82.4% and 26.2% for the three-month and six-month periods ended June 30, 2015 compared to the same periods of 2014 as a result of the relatively lower average cost of power generated at Smith due to lower natural gas prices.

Operating Expenses.    Operating expenses decreased 2.1% and 5.5% for the three-month and six-month periods ended June 30, 2015 compared to the same periods of 2014 which was driven primarily by lower fuel costs.

The following table summarizes our fuel costs and megawatt-hour generation by generating source.

	Cost				Generation				Cents per kWh

	(dollars in thousands)				(MWh)
	Three Months Ended June 30,		2015 vs.		Three Months Ended June 30,		2015 vs.		Three Months Ended June 30,		2015 vs.
Fuel Source	2015	2014	2014 % Change		2015	2014	2014 % Change		2015	2014	2014 % Change

Coal	$39,317	$63,661	(38.2%	)	1,403,234	2,017,328	(30.4%	)	2.80	3.16	(11.2%	)
Nuclear	22,469	22,000	2.1%		2,667,554	2,577,243	3.5%		0.84	0.85	(1.3%	)
Gas:
Combined Cycle	42,300	41,382	2.2%		1,583,860	1,026,369	54.3%		2.67	4.03	(33.8%	)
Combustion Turbine	11,125	6,933	60.5%		244,634	96,138	154.5%		4.55	7.21	(36.9%	)

	$115,211	$133,976	(14.0%	)	5,899,282	5,717,078	3.2%		1.95	2.34	(16.7%	)

	Cost				Generation				Cents per kWh

	(dollars in thousands)				(MWh)
	Six Months Ended June 30,		2015 vs.		Six Months Ended June 30,		2015 vs.		Six Months Ended June 30,		2015 vs.
Fuel Source	2015	2014	2014 % Change		2015	2014	2014 % Change		2015	2014	2014 % Change

Coal	$81,802	$120,148	(31.9%	)	2,808,885	3,913,554	(28.2%	)	2.91	3.07	(5.1%	)
Nuclear(1)	35,476	42,766	(17.0%	)	5,045,318	4,803,209	5.0%		0.70	0.89	(21.0%	)
Gas:
Combined Cycle	89,617	92,582	(3.2%	)	3,166,827	2,164,453	46.3%		2.83	4.28	(33.8%	)
Combustion Turbine	16,725	10,756	55.5%		290,791	118,766	144.8%		5.75	9.06	(36.5%	)

	$223,620	$266,252	(16.0%	)	11,311,821	10,999,982	2.8%		1.98	2.42	(18.3%	)

(1)
The 2015 nuclear fuel cost amount includes a $7.1 million credit for nuclear fuel storage costs recovered as a result of litigation related to responsibility for nuclear disposal costs in the first quarter of 2015. The exclusion of the credit would have resulted in total nuclear fuel costs of $42.5 million, a 0.5% decline and nuclear cost per kWh of 0.84 cents per kWh, a 5.3% decline from the same period of 2014. For information regarding this litigation, see Note L.

The decrease in total fuel costs for the three-month period ended June 30, 2015 compared to the same period of 2014 was primarily due to lower natural gas prices and a shift in the generation mix from the coal-fired units to the relatively more economical natural gas-fired combined cycle units. The decrease in generation at our coal-fired units was attributable in part to extensive testing of environmental controls at Plant Wansley during the first half of 2014, particularly in the second quarter of 2014. In addition, the decrease in total fuel costs for the six-month period ended June 30, 2015 compared to the same period of 2014 was due in part to a decrease in member demand as a result of more moderate weather compared to the extreme cold weather experienced during the first quarter of 2014. During the first quarter of 2015 we also recognized a $7.1 million reduction in fuel expense associated with the recovery of spent nuclear fuel storage costs from the U.S. Department of Energy. For additional information regarding this litigation, see Note L.

Production costs increased 29.7% and 17.4% for the three-month and six-month periods ended June 30, 2015 as compared to the same periods of 2014. The increase resulted primarily from planned major maintenance work at Smith in 2015.

Purchased power costs decreased 22.4% for the six-month period ended June 30, 2015 as compared to the same period of 2014 primarily due to a decrease in energy purchases. This decrease was largely due to decreased demand as a result of more moderate weather during the first quarter of 2015.

Interest charges

Interest expense increased 2.5% and 4.7% for the three-month and six-month periods ended June 30, 2015 as compared to the same periods of 2014 primarily due to increased debt to finance the construction of Vogtle Units No. 3 and No. 4.

Financial Condition

Balance Sheet Analysis as of June 30, 2015

Assets

Cash used for property additions for the six-month period ended June 30, 2015 totaled $256.0 million. Of this amount, approximately $149.5 million was associated with construction expenditures for Vogtle Units No. 3 and No. 4, $30.5 million for nuclear fuel purchases and the remaining expenditures were for environmental control systems and normal additions and replacements to existing generation facilities.

Restricted cash and investments consist primarily of funds on deposit with the Rural Utilities Service in the Cushion of Credit Account. The funds, including interest earned thereon, can only be applied to debt service on Rural Utilities Service and Rural Utilities Service-guaranteed Federal Financing Bank notes. Decisions regarding when to apply the funds are guided by the interest rate environment and our anticipated liquidity needs. During the six-month period ended June 30, 2015, deposits and interest earned on these investments totaled $73.3 million. Rural Utilities Service principal and interest payments made utilizing these funds were $109.6 million during the period.

Equity and Liabilities

Accounts payable decreased $55.4 million for the six-month period ended June 30, 2015 primarily as a result of a $45.3 million decrease in the payable to Georgia Power for operation and maintenance costs for our co-owned plants and capital costs associated with Vogtle Units No. 3 and No. 4. Also contributing to the decrease was $17.7 million in credits applied to our members' bills in the first quarter of 2015, for a board approved reduction in 2014 revenue requirements as a result of margin collections in excess of our 2014 target. Offsetting the decrease was a $13.0 million increase in natural gas purchases.

Asset retirement obligations increased $33.3 million primarily due to a $20.7 million change in cash flow estimates associated with the timing of expenditures for future coal ash pond decommissioning costs. The remaining increase relates to the current years' accreted value of all of our asset retirement obligations. For information regarding asset retirements obligations, see Note M.

Capital Requirements and Liquidity and Sources of Capital

Vogtle Units No. 3 and No. 4.

We are participating in the construction of two additional nuclear units, Vogtle Units No. 3 and No. 4, and our ownership interest and proportionate share of the cost to construct these units is 30%. As of June 30, 2015, our total investment in the additional Vogtle units was $2.6 billion.

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

The obligations of Westinghouse and Stone & Webster are guaranteed by their parent companies Toshiba Corporation and The Shaw Group, Inc., a subsidiary of Chicago Bridge & Iron Co. N.V., respectively. In the event that the credit rating of Toshiba is downgraded below investment grade, Westinghouse would be required to provide a letter of credit or other credit enhancement to the Co-owners. In the event that any Co-owner's credit rating is downgraded below investment grade, that Co-owner would be required to provide a letter of credit or other credit enhancement to the Contractor. In addition, the Co-owners may terminate the EPC Agreement at any time for their convenience, provided that the Co-owners will be required to pay certain termination costs and, at certain stages of the work, cancellation fees to the Contractor. The Contractor may also terminate the EPC Agreement under certain circumstances, including certain suspension or delays of work by the Co-owners, action by a governmental authority to stop work permanently, certain breaches of the EPC Agreement by the Co-owners, Co-owner insolvency and certain other events. As agent for the Co-owners, Georgia Power has designated Southern Nuclear Operating Company as its agent for contract management.

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

In July 2012, the Co-owners and Contractor began negotiations regarding costs associated with design changes to the DCD and delays in the project schedule related to the timing of approval of the DCD and issuance of the combined construction permits and operating licenses by the Nuclear Regulatory Commission, including the assertion by the Contractor that the Co-owners are responsible for these costs under the terms of the EPC Agreement. On November 1, 2012, the Co-owners filed suit against the Contractor in the U.S. District Court for the Southern District of Georgia, seeking a declaratory judgment that the Co-owners are not responsible for these costs. Also on November 1, 2012, the Contractor filed suit against the Co-owners in the U.S. District Court for the District of Columbia alleging the Co-owners are responsible for these costs. In August 2013, the U.S. District Court for the District of Columbia dismissed the Contractor's suit, ruling that proper venue is the U.S. District Court for the Southern District of Georgia. In March 2015, the U.S. Court of Appeals for the District of Columbia affirmed the dismissal, which means the case will be tried in the U.S. District Court for the Southern District of Georgia. The portion of the additional costs claimed by the Contractor that would be attributable to us, based on our ownership interest, is approximately $280 million in 2008 dollars, or $390 million in 2015 dollars, with respect to these issues. The Contractor has also asserted that it is entitled to extensions of the guaranteed substantial completion dates of April 2016 and April 2017 for Vogtle Units No. 3 and No. 4, respectively. On May 22, 2014, the Contractor filed an amended counterclaim to the lawsuit pending in the Southern District of Georgia alleging that (i) the design changes to the DCD imposed by the Nuclear Regulatory Commission have delayed module production and the impacts to the Contractor are recoverable by the Contractor under the EPC Agreement and (ii) the changes to the basemat rebar design required by the Nuclear Regulatory Commission caused additional costs and delays recoverable by the Contractor under the EPC Agreement. The Contractor did not specify amounts relating to these new allegations in its amended counterclaim; however, the Contractor subsequently asserted estimated minimum damages related to the counterclaim, based on our ownership interest, of approximately $75 million in 2014 dollars, or $78 million in 2015 dollars. In June 2015, the Contractor updated its estimated damages under the initial complaint and the amended counterclaim to an aggregate, based on our ownership interest, of approximately $470 million in 2015 dollars. The Contractor may from time to time continue to assert that it is entitled to additional payments with respect to these allegations, any of which could be substantial. Georgia Power, on behalf of the Co-owners, has not agreed with either the proposed cost or schedule adjustments or that the Co-owners have any responsibility for costs related to these issues. Litigation is ongoing and Georgia Power and the Co-owners intend to vigorously defend their positions. Georgia Power and the Co-owners also expect negotiations with the Contractor to continue with respect to cost and schedule during which time the parties will attempt to reach a mutually acceptable compromise of their positions.

In January 2015, the Contractor notified the Co-owners, through Georgia Power, of the Contractor's proposed revised integrated project schedule for completion of Vogtle Units No. 3 and No. 4 which would delay the estimated in-service dates to the second quarter of 2019 and the second quarter of 2020, respectively, as a result of the Contractor's inability to overcome certain identified schedule challenges. This represents an 18-month delay for each unit from the previously disclosed schedule which projected in-service dates for Vogtle Units No. 3 and No. 4 in the fourth quarter of 2017 and the fourth quarter of 2018, respectively. Georgia Power, on behalf of the Co-owners, has not agreed to any changes to the guaranteed substantial completion dates of April 2016 and April 2017 for Vogtle Units No. 3 and No. 4, respectively.

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

In addition, as construction continues, risk remains that ongoing challenges with the Contractor's performance including additional challenges in its fabrication, assembly, delivery, and installation of the shield building and structural modules could further delay the revised forecasted completion dates and the Contractor must improve its schedule performance in order to mitigate this risk. Also, delays in the receipt of the remaining permits necessary for the operation of Vogtle Units No. 3 and No. 4 or other issues could arise and may further impact the project schedule and cost. Additional claims by the Contractor or Georgia Power, on behalf of the Co-owners, are also likely to arise throughout construction. Any of these claims or disputes may be resolved through formal and informal dispute resolution procedures under the EPC Agreement but also may be resolved through litigation.

The ultimate outcome of these matters cannot be determined at this time. See "RISK FACTORS" in our 2014 Form 10-K for a discussion of certain risks associated with the licensing, construction, financing and operation of nuclear generating units. For additional information see "—Financing Activities—Department of Energy-Guaranteed Loan" and Note K.

Environmental Regulations

Litigation and federal rulemakings continue to affect operations at our facilities. Following are some of the more recent substantial developments that have occurred during 2015.

On August 3, 2015, the U.S. Environmental Protection Agency (EPA) released final rules regarding emissions of carbon dioxide (CO2) from certain fossil fuel-fired electric generating units. One of the rules limits emissions from new, modified and reconstructed units while another establishes guidelines for states to develop plans to limit emissions of CO2 from existing units. This latter rule's goal is a 32% reduction in CO2 emissions from 2005 levels nationwide in 2030 and thereafter with specified interim emission rates phasing in between 2022 and 2029. For Georgia, this rule requires a 34% reduction in emission rates from 2012 levels by 2030, with over 50% of that reduction slated to occur between 2022 and 2024. EPA also proposed a federal plan that would be implemented should states fail to submit acceptable plans as well as a model rule that states could use in developing their plans. These guidelines and standards could result in future operational restrictions on our coal-fired units and substantial compliance costs, but, unlike the proposed rule, the final rule provides that nuclear generating units that are currently under construction, such as Vogtle Units No. 3 and No. 4, will be credited towards the required reduction targets. We are in the early stages of reviewing these rules and cannot determine their ultimate impacts or the results of anticipated legal challenges at this time.

On June 29, 2015, the U.S. Supreme Court ruled that the EPA acted unreasonably by failing to consider costs when promulgating the Mercury and Air Toxics Standards (MATS) rule, which establishes maximum achievable control technology limits for certain hazardous air pollutants at coal and oil-fired electric generating units. As a result, the Court reversed an earlier decision from the U.S. Court of Appeals for the District of Columbia Circuit that had upheld the MATS rule, remanding the case back to the D.C. Circuit for further action. Significantly, the MATS rule remains effective, pending subsequent action by the D.C. Circuit. Our affected generating units—which include our co-owned units at Plants Scherer and Wansley—will have until April 16, 2016 to comply, having been granted compliance extensions of up to one year by the Georgia Environmental Protection Division. The necessary controls are already in place at both plants and are being prepared to meet that compliance deadline.

On June 12, 2015, EPA published a final rule that requires certain states to revise the provisions of their State Implementation Plans (SIPs) relating to the regulation of excess emissions at industrial facilities, including fossil fuel-fired generating facilities, during periods of startup, shut-down or malfunction (SSM). In the rule, EPA has determined that 34 states, including Georgia, have SSM provisions in their SIPs that do not meet the requirements of the Clean Air Act and must be revised and submitted to EPA for approval by November 22, 2016. This new rule may result in significant additional compliance and operational costs at our power plants, and may result in future litigation alleging failure to meet emission limitations that previously did not apply to our facilities during times of SSM, provided that certain work practice standards were being met. We cannot predict the extent of such possible litigation, nor can we predict the ultimate outcome of this rulemaking, including any resulting state rulemakings, revisions to the Georgia SIP and any ensuing challenges that may be brought against the EPA final rule or any resulting state rules.

On June 29, 2015, the EPA and the U.S. Army Corps of Engineers jointly published a rule that revises the regulatory definition of waters of the U.S. for all Clean Water Act programs, significantly expanding the scope of federal jurisdiction. Although the rule is not expected to have a substantial impact on our existing operations, it will likely increase permitting and regulatory requirements and costs associated with the siting and permitting of new facilities. The ultimate impact of the rule will depend on the outcome of legal challenges and cannot be determined at this time.

On April 17, 2015 EPA published its final coal combustion residuals (CCR) rule, in which it decided to regulate CCRs as non-hazardous material under Subtitle D of the Resource Conservation and Recovery Act. The final rule contains requirements for structural integrity assessments, groundwater monitoring, location siting, composite lining, inactive units, closure and post closure, beneficial use recycling, design and operating criteria, recordkeeping, notification, and internet posting for new and existing CCR landfills, CCR surface impoundments and lateral expansions of CCR facilities. The rule takes effect on October 19, 2015. We are still reviewing the effects of the CCR, but they could include actions to address some or all of the requirements listed above. Significant operational changes for existing CCR storage units, extended plant outages, construction of lined landfills and groundwater monitoring facilities and additional material management and financial assurance requirements may be needed. Preliminary estimates suggest that our capital costs for compliance with the CCR (in combination with EPA's proposed effluent limitations guidelines rule which is to be finalized by September 2015) could be approximately $200 million. More definitive cost estimates will be developed as the process of rule evaluation, compliance approach design and construction implementation proceeds, and the ultimate impacts associated with the CCR rule cannot be determined with certainty at this time.

In connection with the CCR rule, we recorded increases to existing asset retirement obligations in the second quarter of 2015 based on a preliminary assessment of the impact of the final CCR rule.

Additional adjustments to the asset retirement obligations are expected periodically as we continue to assess the impact of the rule on the estimated costs, timing of expenditures and other assumptions. See Note M for additional information regarding asset retirement obligations.

For further discussion regarding potential effects on our business from environmental regulations, including potential capital requirements, see "Item 1—BUSINESS—REGULATION—Environmental," "Item 1A—RISK FACTORS" and "Item 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—Capital Requirements—Capital Expenditures" in our 2014 Form 10-K.

Liquidity

At June 30, 2015, we had $1.4 billion of unrestricted available liquidity to meet our short-term cash needs and liquidity requirements. This amount included $287 million in cash and cash equivalents and $1.1 billion of unused and available committed credit arrangements.

At June 30, 2015, we had in excess of $1.6 billion of committed credit arrangements in place and $1.1 billion available under these facilities. These four separate facilities are reflected in the table below:

Committed Credit Facilities

	Authorized Amount		Available June 30, 2015		Expiration Date

	(dollars in millions)
Unsecured Facilities:
Syndicated Line of Credit led by CFC	$1,210	(1)	$812	(2)	March 2020
CFC Line of Credit(3)	110		110		December 2018
JPMorgan Chase Line of Credit	150		34	(4)	November 2016
Secured Facilities:
CFC Term Loan(3)	250		250		December 2018

(1)
The amount of this facility that can be used to support outstanding commercial paper is limited to $1.0 billion.
(2)
Of the portion of this facility that was unavailable at June 30, 2015, $262 million was dedicated to support outstanding commercial paper and $136 million was related to letters of credit issued to support variable rate demand bonds.

(3)
Any amounts drawn under the $110 million unsecured line of credit with CFC can be converted to a long-term borrowing under the $250 million term loan with CFC that is secured under the first mortgage indenture, with a maturity no later than December 31, 2043. The maximum amount that can be drawn under the two CFC facilities combined is $250 million; therefore, any amounts drawn under the $110 million unsecured line of credit will reduce the amount that can be drawn under the $250 million secured term loan.

(4)
Of the portion of this facility that was unavailable at June 30, 2015, $114 million related to letters of credit issued to support variable rate demand bonds and $2 million related to letters of credit issued to post collateral to third parties.

As of June 30, 2015, we were using our commercial paper program to provide interim funding for 1) payments related to the construction of Vogtle Units No. 3 and No. 4 prior to receiving advances of permanent funding under the Department of Energy-guaranteed Federal Financing Bank loan, which can be requested no more frequently than quarterly and 2) the premium payments made in connection with our interest rate hedging program. Between our credit arrangements and projected cash on hand, we believe we have sufficient liquidity to cover our normal operations and to provide for the interim financings described above.

Under our commercial paper program, we are authorized to issue commercial paper in amounts that do not exceed the amount of our committed backup lines of credit, thereby providing 100% dedicated support for any commercial paper outstanding. Our commercial paper program is currently sized at $1.0 billion.

Under our unsecured committed lines of credit, we have the ability to issue letters of credit totaling $760 million in the aggregate, of which $508 million remained available at June 30, 2015. However, amounts related to issued letters of credit reduce the amount that would otherwise be available to draw for working capital needs. Also, due to the requirement to have 100% dedicated backup for any commercial paper outstanding, any amounts drawn under our committed credit facilities for working capital or related to issued letters of credit will reduce the amount of commercial paper that we can issue. The majority of our outstanding letters of credit are for the purpose of providing credit enhancement on variable rate demand bonds.

Two of our credit facilities contain a financial covenant that requires us to maintain minimum levels of patronage capital. At June 30, 2015, the required minimum level was $675 million and our actual patronage capital was $787 million. These agreements contain an additional covenant that limits our secured indebtedness and unsecured indebtedness, both as defined in the credit agreements, to $12.0 billion and $4.0 billion, respectively. At June 30, 2015, we had $7.6 billion of secured indebtedness and $262 million of unsecured indebtedness outstanding.

At June 30, 2015, we had $329 million on deposit in the Rural Utilities Service Cushion of Credit Account, all of which is classified as a restricted investment. See "—Balance Sheet Analysis as of June 30, 2015—Assets" for more information regarding this account.

Financing Activities

First Mortgage Indenture.    At June 30, 2015, we had $7.5 billion of long-term debt outstanding under our first mortgage indenture secured equally and ratably by a lien on substantially all of our owned tangible and certain of our intangible property, including property we acquire in the future. See "Item 1—BUSINESS—OGLETHORPE POWER CORPORATION—First Mortgage Indenture" in our 2014 Form 10-K for further discussion of our first mortgage indenture.

Rural Utilities Service-Guaranteed Loans.    At June 30, 2015 we had three approved Rural Utilities Service-guaranteed loans being funded through the Federal Financing Bank that are in various stages of being drawn down. These three loans totaled $561 million with $194 million remaining to be advanced. When advanced, the debt will be secured under our first mortgage indenture. As of June 30, 2015, we had $2.6 billion of debt outstanding under various Rural Utilities Service-guaranteed loans.

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

As of June 30, 2015, our total investment in Vogtle Units No. 3 and No. 4 was $2.6 billion and we have incurred $2.4 billion of debt to provide long-term financing for this investment. This long-term debt includes $1.4 billion of taxable first mortgage bonds we previously issued and $1.0 billion, including capitalized interest, under the Department of Energy loan facility. The facility may be used until no later than December 2020 to provide long-term funding for up to 70% of eligible project costs after they are incurred. As of June 30, 2015, we have the capacity to fund an additional $642 million under the facility based on the amount of eligible project costs we have incurred to date. We anticipate making draws on at least a semi-annual basis to meet our funding requirements as construction progresses. When advanced, the debt will be secured under our first mortgage indenture. For additional information regarding this loan, see Note K.

For more detailed information regarding our financing plans, see "Item 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—Financing Activities" in our 2014 Form 10-K.

Newly Adopted or Issued Accounting Standards

For a discussion of recently issued or adopted accounting pronouncements, see Note E of Notes to Unaudited Consolidated Financial Statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have not been any material changes to market risks from those reported in "Item 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK" of our 2014 Form 10-K.

Item 4.    Controls and Procedures

As of June 30, 2015, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

There have been no changes in internal control over financial reporting or other factors that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.    Defaults upon Senior Securities

Not Applicable.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information

Not Applicable.

Item 6.    Exhibits

Number	Description
4.1	Seventieth Supplemental Indenture, dated as of May 27, 2015, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to Amendment of the Series 2011 (FFB W-8) Note.
31.1	Rule 13a-14(a)/15d-14(a) Certification, by Michael L. Smith (Principal Executive Officer).
31.2	Rule 13a-14(a)/15d-14(a) Certification, by Elizabeth B. Higgins (Principal Financial Officer).
32.1	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Michael L. Smith (Principal Executive Officer).
32.2	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Elizabeth B. Higgins (Principal Financial Officer).
101	XBRL Interactive Data File.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oglethorpe Power Corporation (An Electric Membership Corporation)
Date: August 12, 2015	By:	/s/ Michael L. Smith
Michael L. Smith President and Chief Executive Officer
Date: August 12, 2015		/s/ Elizabeth B. Higgins
Elizabeth B. Higgins Executive Vice President and Chief Financial Officer (Principal Financial Officer)