Form 10-K
period 2015-12-31
OGLETHORPE POWER CORP
filed 2016-03-29
CIK 788816

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Large accelerated filer	Accelerated filer	Non-accelerated filer ☒	Smaller reporting company

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
2015 FORM 10-K ANNUAL REPORT

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

    Although we believe that in making these forward-looking statements our expectations are based on reasonable assumptions, any forward-looking statement involves uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. Some of the risks, uncertainties and assumptions that may cause actual results to differ from these forward-looking statements are described under the heading "RISK FACTORS" and in other sections of this annual report. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this annual report may not occur.

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

•
the regulation of carbon dioxide emissions such as the Clean Power Plan, or other regulatory or legislative responses to climate change initiatives or efforts to reduce other greenhouse gas emissions;

•
costs associated with achieving and maintaining compliance with applicable environmental laws and regulations, including those related to air emissions, water and coal combustion byproducts;

•
legislative and regulatory compliance standards and our ability to comply with any applicable standards, including mandatory reliability standards, and potential penalties for non-compliance;

•
increasing debt caused by significant capital expenditures which may weaken certain of our financial metrics;

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

•
adequate funding of our nuclear decommissioning trust funds including investment performance and projected decommissioning costs;

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

•
unanticipated variation in demand for electricity or load forecasts resulting from changes in population and business growth (and declines), consumer consumption, energy conservation and efficiency efforts, including from the development and deployment of distributed generations technologies, and the general economy;

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

iii

PART I

ITEM 1.    BUSINESS

OGLETHORPE POWER CORPORATION

General

    We are a Georgia electric membership corporation (an EMC) incorporated in 1974 and headquartered in metropolitan Atlanta. We are owned by our 38 retail electric distribution cooperative members. Our principal business is providing wholesale electric power to our members. As with cooperatives generally, we operate on a not-for-profit basis. We are one of the largest electric cooperatives in the United States in terms of revenues, assets, kilowatt-hour sales to members and, through our members, consumers served. We are also the second largest power supplier in the state of Georgia. We have 273 employees.

    Our members are local consumer-owned distribution cooperatives that provide retail electric service on a not-for-profit basis. In general, our members' customer base consists of residential, commercial and industrial consumers within specific geographic areas. Our members serve approximately 1.9 million electric consumers (meters) representing approximately 4.2 million people. See "OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES."

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

Power Supply Business

    We provide wholesale electric service to our members for about half of their aggregate power requirements primarily from our fleet of generation assets but also with power purchased from other power suppliers. We provide this service pursuant to long-term, take-or-pay wholesale power contracts. The wholesale power contracts obligate our members jointly and severally to pay rates sufficient for us to recover all the costs of owning and operating our power supply business, including the payment of principal and interest on our indebtedness and to yield a minimum 1.10 margins for interest ratio under our first mortgage indenture. Our members satisfy all of their power requirements above their purchase obligations to us with purchases from other suppliers. See "OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES – Member Power Supply Resources."

    Our fleet of generating units total 7,785 megawatts of summer planning reserve capacity, which includes 718 megawatts of Smarr EMC assets that we manage but do not own. Our generation portfolio includes units powered by nuclear, coal, gas, oil and water. See "OUR POWER SUPPLY RESOURCES," "OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES – Member Power

Supply Resources – Smarr EMC" and "PROPERTIES – Generating Facilities."

    In 2015, two of our members, Cobb EMC and Sawnee EMC, accounted for 13.1% and 10.4% of our total revenues, respectively. Each of our other members accounted for less than 10% of our total revenues in 2015.

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

    Under the wholesale power contracts, we are not obligated to provide all of our members' capacity and energy requirements. Individual members must satisfy all of their requirements above their purchase obligations from us from other suppliers, unless we and our members agree that we will supply additional capacity and associated energy, subject to the approval requirements described above. In 2015, we supplied energy that accounted for approximately 48% of the retail energy requirements of our members. See "OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES – Member Power Supply Resources."

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

Electric Rates

    Each member is required to pay us for capacity and energy we furnish under its wholesale power contract in accordance with rates we establish. We review our rates periodically but are required to do so at least once every year. We are required to revise our rates as necessary so that the revenues derived from our rates, together with our revenues from all other sources, will be sufficient to pay all of the costs of our system, including the payment of principal and interest on our indebtedness, to provide for reasonable reserves and to meet all financial requirements.

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

    Under our first mortgage indenture, we are prohibited from making any distribution of patronage capital to our members if, at the time of or after giving effect to the distribution, (i) an event of default exists under the first mortgage indenture, (ii) our equity as of the end of the immediately preceding fiscal quarter is less than 20% of our total long-term debt and equities, or (iii) the aggregate amount expended for distributions on or after the date on which our equity first reaches 20% of our total long-term debt and equities exceeds 35% of our aggregate net margins earned after such date. This last restriction, however, will not apply if, after giving effect to such distribution, our equity as of the end of the immediately preceding fiscal quarter is at least 30% of our total long-term debt and equities. As of December 31, 2015, our equity ratio was 9.5%.

    As of December 31, 2015, we had approximately $7.6 billion of secured indebtedness outstanding under the first mortgage indenture. From time to time, we may issue additional first mortgage obligations ranking equally and ratably with the existing first mortgage indenture obligations. The aggregate principal amount of obligations that may be issued under the first mortgage indenture is not limited; however, our ability to issue additional obligations under the first mortgage indenture is subject to certain requirements related to the certified value of certain of our tangible property, repayment of obligations outstanding under the first mortgage indenture and payments made under certain pledged contracts relating to property to be acquired.

Relationship with Federal Lenders

Rural Utilities Service

    Historically, federal loan programs administered by the Rural Utilities Service, an agency of the United States Department of Agriculture, have provided the principal source of financing for electric cooperatives. Loans guaranteed by the Rural Utilities Service and made by the Federal Financing Bank have been a major source of funding for us. However, the availability and magnitude of Rural Utilities Service loan funds are subject to annual federal budget appropriations and thus cannot be assured. Currently, Rural Utilities Service loan funds are subject to increased uncertainty because of budgetary and political pressures faced by Congress. Congress has authorized the Rural Utilities Service to charge a fee to cover the cost of loan guarantees for baseload generation, if requested by a borrower. The Rural Utilities Service must establish a process to implement this authorization prior to making it available to borrowers. The President's budget proposal for fiscal year 2017 provides for $6.5 billion in loans for electric infrastructure, including renewable energy, generation facilities with carbon sequestration, peaking units affiliated with energy facilities that produce electricity from solar, wind and other intermittent sources of energy, environmental improvements to fossil-fueled generation that would reduce air emissions, consistent with any applicable state clean power plan, and grid security enhancements. The budget proposes to expand the program authority to support renewable and clean energy goals. Although Congress has historically rejected proposals to dramatically curtail or redirect the Rural Utilities Service loan program, there can be no assurance that it will continue to do so. Because of these factors, we cannot predict the amount or cost of Rural Utilities Service loans that may be available to us in the future.

    We have a loan contract with the Rural Utilities Service. Under the loan contract, we may have to obtain approval from the Rural Utilities Service or provide the Rural Utilities Service with a notice and an opportunity to object before we take certain actions, including, without limitation,

•
significant additions to or dispositions of system assets,

•
significant power purchase and sale contracts,

•
changes to the wholesale power contracts and the formulary rate contained in the wholesale power contracts, and

•
changes to plant ownership and operating agreements.

    As of December 31, 2015, we had $2.6 billion of outstanding loans guaranteed by the Rural Utilities Service and secured under our first mortgage indenture.

    In February 2014, the Rural Utilities Service and certain other rural development agencies within the U.S. Department of Agriculture proposed combined rule changes affecting their implementation of the National Environmental Policy Act. The National Environmental Policy Act requires any federal agency responsible for a major federal action to evaluate the environmental impact of such action and is applicable to the Rural Utilities Service as a result of its financing activities. The proposed rule changes could have resulted in the designation of certain transactions governed by the loan contracts between us or a member and the Rural Utilities Service as major federal actions and therefore could have resulted in added compliance costs or delays in connection with such transactions. However, after reviewing comments from numerous stakeholders, including us, on March 2, 2016 a final rule was issued confirming the current policy that essentially all transactions governed by the loan contracts do not constitute federal actions, in that the purpose of the loan contracts and related security documents (for us, our first mortgage indenture) is to maintain security for repayment of debt issued under a previous agency action.

Department of Energy

    Pursuant to the loan guarantee program established under Title XVII of the Energy Policy Act of 2005, we entered into a loan guarantee agreement with the Department of Energy in 2014, pursuant to which the Department of Energy agreed to guarantee our obligations under a multi-advance term loan facility with the Federal Financing Bank.

    Proceeds of advances made under the facility will be used to reimburse us for a portion of certain costs of construction relating to two additional nuclear units at Plant Vogtle that are eligible for financing under the Title XVII Loan Guarantee Program. We may make advances under the facility until December 31, 2020 and aggregate borrowings under the facility may not exceed $3.1 billion of eligible project costs.

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

    As of December 31, 2015, we advanced $1.2 billion under this loan. All advances made under this facility are secured under our first mortgage indenture. For additional information on Vogtle Units No. 3 and No. 4, see "– OUR POWER SUPPLY RESOURCES – Future Power Resources – Vogtle Units No. 3 and No. 4."

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

    We currently have approximately $9.7 million of loans outstanding to Georgia System Operations, primarily for the purpose of financing capital expenditures. Georgia System Operations has an additional $4.0 million that can be drawn under one of its loans with us.

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

Relationship to Green Power EMC

    Green Power Electric Membership Corporation, owned by our 38 members, is a power supply cooperative specializing in the purchase of renewable energy for its members. The members purchase small quantities of energy from Green Power EMC. We supply management services to Green Power EMC. See "OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES – Member Power Supply Resources."

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

    Regulation of greenhouse gas emissions has the potential to affect energy suppliers, including us and our competitors, differently, depending not only on the relative greenhouse gas emissions from a supplier's sources, but also on the nature of the regulation. For example, the Clean Power Plan includes individual state goals for carbon dioxide emissions. Our greenhouse gas emissions are significant, but we also have generation sources that emit no greenhouse gases. Some of our competitors use sources that emit proportionately more greenhouse gases, while the sources of some competitors emit less. Further, third-party suppliers to our members are relying on generation sources that emit greenhouse gases. The terms and conditions in the contracts with these third-party suppliers would determine the extent to which our members would be affected by regulation of the greenhouse gas emissions of these suppliers. We believe our and our members' diverse portfolios of generation facilities, including the diversity of third-party suppliers, would mitigate any impact on our and our members' competitiveness resulting from these regulations. See "REGULATION – Environmental – Carbon Dioxide Emissions and Climate Change" and "RISK FACTORS."

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

Seasonal Variations

    Our members' demand for energy is influenced by seasonal weather conditions. Historically, higher demand has occurred during summer and winter months than in spring and fall months. Even so, summer and winter demand historically has been lower when weather conditions are milder and higher when weather conditions are more extreme. A variety of factors affect our members' decisions whether to purchase their increased seasonal demand from us. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION – Results of Operations – Factors Affecting Results." While changing weather patterns, whether resulting from greenhouse gas emissions or otherwise, could, under certain circumstances, alter seasonal weather patterns, predictions of future changes in weather patterns are inherently speculative, and we can not make accurate conclusions about seasonality related to changes in weather patterns. Our energy revenues recover energy costs as they are incurred and also fluctuate month to month. Capacity revenues reflect the recovery of our fixed costs, which do not vary significantly from month to month; therefore, capacity charges are billed and capacity revenues are recognized in substantially equal monthly amounts.

OUR POWER SUPPLY RESOURCES

General

    We supply capacity and energy to our members for a portion of their requirements from a combination of our fleet of generating assets and power purchased from other suppliers. In 2015, we supplied approximately 48% of the retail energy requirements of our members.

Generating Plants

    Our fleet of generating units total 7,785 megawatts of summer planning reserve capacity, including 718 megawatts of Smarr EMC assets, which we manage. This generation portfolio includes our interests in units fueled by nuclear, coal, gas, oil and water. Georgia Power, the Municipal Electric Authority of Georgia and the City of Dalton also have interests in nine of these units at Plants Hatch, Vogtle, Wansley and Scherer. Georgia Power serves as operating agent for these nine units. Georgia Power also has an interest in the three units at Rocky Mountain, which we operate. In addition to our 31 generating units, we operate and manage six gas-fired generating units on behalf of Smarr EMC.

    See "PROPERTIES" for a description of our generating facilities, fuel supply and the co-ownership arrangements. For a description of Smarr EMC's assets, see "OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES – Member Power Supply Resources – Smarr EMC."

Power Purchase and Sale Arrangements

    We currently have no material power purchase or sale agreements. We purchase small amounts of capacity and energy from "qualifying facilities" under the Public Utility Regulatory Policies Act of 1978. Under a waiver order from the Federal Energy Regulatory Commission, we historically made all purchases the members would have otherwise been required to make under the Public Utility Regulatory Policies Act and we were relieved of our obligation to sell certain services to "qualifying facilities" so long as the members make those sales. In 2015, our purchases from such qualifying facilities provided less than 0.1% of the energy we supplied to our members. Under their wholesale power contracts, the members may now make such purchases instead of us.

    We have interchange, transmission and/or short-term capacity and energy purchase or sale agreements with a number of power marketers and other power suppliers. The agreements provide variously for the purchase and/or sale of capacity and energy and/or for the purchase of transmission service.

Future Power Resources

  Plant Vogtle Units No. 3 and No. 4

    In 2008, Georgia Power, acting for itself and as agent for us, the Municipal Electric Authority of Georgia, and the City of Dalton, Georgia, acting by and through its Board of Water, Light and Sinking Fund Commissioners, doing business as Dalton Utilities (collectively, the Co-owners) and Westinghouse Electric Company LLC and Stone & Webster, Inc. (collectively, the Contractor) entered into an Engineering, Procurement and Construction Agreement (the EPC Agreement). Pursuant to the EPC Agreement, the Contractor will design, engineer, procure, construct and test two 1,100 megawatt nuclear units using the Westinghouse AP1000 technology and related facilities at Plant Vogtle, Units No. 3 and No. 4. Our ownership interest and proportionate share of the cost to construct these units is 30%.

    Under the EPC Agreement, the Co-owners will pay a purchase price that is subject to certain price escalations and adjustments, including fixed escalation amounts and certain index-based adjustments, as well as adjustments for change orders and performance bonuses. The EPC Agreement also provides for liquidated damages upon the Contractor's failure to fulfill the schedule and performance guarantees, subject to a cap. In addition, the EPC Agreement provides for limited cost sharing by the Co-owners for increases to Contractor costs under certain conditions. The maximum amount of additional capital costs under this provision attributable to us is $75 million. Each Co-owner is severally, not jointly, liable to the Contractor for its proportionate share, based on ownership interest, of all amounts owed under the EPC Agreement. As agent for the Co-owners, Georgia Power has designated Southern Nuclear Operating Company as its agent for contract management.

    On December 31, 2015, Westinghouse acquired Stone & Webster, Inc. from Chicago Bridge & Iron Co. N.V. (the Acquisition). In connection with the Acquisition, Stone & Webster, Inc. changed its name to

WECTEC Global Project Services Inc. (WECTEC). Certain obligations of Westinghouse and Stone & Webster, Inc. have been guaranteed by Toshiba Corporation, Westinghouse's parent company, and The Shaw Group Inc., a subsidiary of Chicago Bridge & Iron, respectively. On March 9, 2016, in connection with the Acquisition and pursuant to the Settlement Agreement described below, the guarantee of The Shaw Group was terminated. The guarantee of Toshiba remains in place. Additionally, as a result of recent credit rating downgrades of Toshiba, Westinghouse has provided the Co-owners with letters of credit of approximately $900 million in accordance with, and subject to adjustment under, the terms of the EPC Agreement. In the event of certain credit rating downgrades of any Co-owner, such Co-owner will be required to provide a letter of credit or other credit enhancement.

    The Co-owners may terminate the EPC Agreement at any time for their convenience, provided that the Co-owners will be required to pay certain termination costs. The Contractor may also terminate the EPC Agreement under certain circumstances, including certain suspension or delays of work by the Co-owners, action by a governmental authority to stop work permanently, certain breaches of the EPC Agreement by the Co-owners, Co-owner insolvency, and certain other events.

    The Nuclear Regulatory Commission certified the Westinghouse AP1000 Design Control Document (DCD) in late 2011. In early 2012, the Nuclear Regulatory Commission issued combined construction and operating licenses for Vogtle Units No. 3 and No. 4 which allowed full construction to begin. There have been technical and procedural challenges to the construction and licensing of Vogtle Units No. 3 and No. 4 at the federal and state levels, and additional challenges may arise as construction proceeds.

    In 2012, the Co-owners and the Contractor commenced litigation regarding the costs associated with design changes to the DCD and the delays in the timing of approval of the DCD and issuance of the combined construction and operating licenses, including the assertion by the Contractor that the Co-owners are responsible for these costs under the terms of the EPC Agreement. The Contractor also asserted that it was entitled to extensions of the guaranteed substantial completion dates of April 2016 and April 2017 for Vogtle Units No. 3 and No. 4, respectively. In May 2014, the Contractor filed an amended claim alleging that (i) the design changes to the DCD imposed by the Nuclear Regulatory Commission delayed module production and the impacts to the Contractor are recoverable by the Contractor under the EPC Agreement and (ii) the changes to the basemat rebar design required by the Nuclear Regulatory Commission caused additional costs and delays recoverable by the Contractor under the EPC Agreement. In June 2015, the Contractor updated its estimated damages, based on our ownership interest, to an aggregate of approximately $470 million (in 2015 dollars). The case was pending in the U.S. District Court for the Southern District of Georgia (the Vogtle Construction Litigation).

    On December 31, 2015, Westinghouse and the Co-owners entered into a definitive settlement agreement (the Settlement Agreement) to resolve disputes between the Co-owners and the Contractor under the EPC Agreement, including the Vogtle Construction Litigation. Effective December 31, 2015, Georgia Power, acting for itself and as agent for the other Co-owners, and the Contractor entered into an amendment to the EPC Agreement to implement the Settlement Agreement. The Settlement Agreement and the related amendment to the EPC Agreement (i) restrict the Contractor's ability to seek further increases in the contract price by clarifying and limiting the circumstances that constitute nuclear regulatory changes in law; (ii) provide for enhanced dispute resolution procedures; (iii) revise the guaranteed substantial completion dates to match the currently estimated in-service dates of June 30, 2019 for Unit No. 3 and June 30, 2020 for Unit No. 4; (iv) provide that delay liquidated damages will now commence from the currently estimated nuclear fuel loading date for each unit, which is December 31, 2018 for Unit No. 3 and December 31, 2019 for Unit No. 4, rather than the original guaranteed substantial completion dates under the EPC Agreement; and (v) provide that we, based on our ownership interest, will pay to the Contractor and capitalize to the project cost approximately $230 million, of which we have paid (a) approximately $80 million prior to the Settlement Agreement under the dispute resolution procedures of the EPC Agreement and (b) approximately $80 million subsequent to December 31, 2015 under the terms of the Settlement Agreement. In addition, the Settlement Agreement provides for the resolution of other open existing items relating to the scope of the project under the EPC Agreement, including cyber security. Further, as part of the settlement and in connection with the Acquisition: (i) Westinghouse has engaged Fluor Enterprises, Inc., a subsidiary of Fluor Corporation, as a new construction subcontractor; and (ii) the Co-owners, Chicago Bridge & Iron, and The Shaw Group have entered into mutual releases of any and all claims arising out of events or circumstances in connection with the construction of Vogtle Units No. 3 and No. 4 that occurred on or before December 31, 2015. On January 5, 2016, the Vogtle Construction Litigation was dismissed with prejudice.

    Our previously disclosed project budget, which includes capital costs, allowance for funds used during construction and a contingency amount, is $5.0 billion, even after payments contemplated by the Settlement Agreement. As of December 31, 2015, our total investment in the additional Vogtle units was $2.9 billion. For information regarding the financing of Vogtle Units No. 3 and No. 4, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – Financial Condition – Financing Activities – Department of Energy-Guaranteed Loan" and "– Capital Requirements – Capital Expenditures" and Note 7(a) of Notes to Consolidated Financial Statements.

    Processes are in place that are designed to assure compliance with the requirements specified in the DCD and the combined construction and operating licenses, including inspections by Southern Nuclear and the Nuclear Regulatory Commission that occur throughout construction. As a result of such compliance processes, certain license amendment requests have been filed and approved or are pending before the Nuclear Regulatory Commission. Various design and other licensing-based compliance issues may arise as construction proceeds, which may result in additional license amendments or require other resolution. If any license amendment requests or other licensing-based compliance issues are not resolved in a timely manner, there may be further delays in the project schedule that could result in increased costs to the Co-owners, the Contractor, or both.

    In addition, as construction continues, the risk remains that challenges with the Contractor's performance, including additional challenges in its fabrication, assembly, delivery, and installation of the shield building and structural modules, could further impact the revised forecasted completion dates and cost and the Contractor must improve its schedule performance in order to mitigate this risk. Also, delays in the receipt of the remaining permits necessary for the operation of Vogtle Units No. 3 and No. 4 or other issues could arise and may further impact the project schedule and cost.

    Future claims by the Contractor or Georgia Power, on behalf of the Co-owners, could arise throughout construction. These claims may be resolved through formal and informal dispute resolution procedures under the EPC Agreement and, under the enhanced dispute resolution procedures, may be resolved through litigation after the completion of nuclear fuel load for both units.

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

    Our members serve approximately 1.9 million electric consumers (meters) representing approximately 4.2 million people. Our members serve a region covering approximately 38,000 square miles, which is approximately 65% of the land area in the State of Georgia, encompassing 151 of the State's 159 counties. Historically, our members' sales by customer class have been approximately two-thirds to residential consumers and slightly less than one-third to commercial and industrial consumers. Our members are the principal suppliers for the power needs of rural Georgia. While our members do not serve any major cities, portions of their service territories are in close proximity to urban areas and have experienced substantial growth over the years due to the expansion of urban areas, including metropolitan Atlanta, into suburban areas and the growth of suburban areas into neighboring rural areas. Each year we file with one of our quarterly reports on Form 10-Q an exhibit containing financial and statistical information for our 38 members for the most recent three year period.

    The following table shows the aggregate peak demand and energy requirements of our members for the years 2013 through 2015, and also shows the amount of their energy requirements that we supplied. From 2013 through 2015, demand requirements of the members increased at an average annual compound rate of 5.6% and energy requirements increased at an average annual compound rate of 2.6%.

		Member Energy Requirements (MWh)
	Member Demand (MW)
			Supplied by Oglethorpe(3)
	Total(1)	Total(2)

2015	8,964	38,323,141	18,371,558
2014	9,354	38,590,467	20,154,108
2013	8,114	36,420,750	18,549,886

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

(3)
Includes energy supplied to members for resale at wholesale. We supplied none of Flint's energy requirements during this period but have begun supplying energy to Flint in 2016. Also includes energy we supplied to our own facilities.

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

    Historically, federal loan programs providing direct and guaranteed loans from the Rural Utilities Service to electric cooperatives have been a major source of funding for the members. Under the current Rural Utilities Service loan programs, electric distribution borrowers are eligible for loans made by the Federal Financing Bank or other lenders and guaranteed by the Rural Utilities Service. Certain borrowers with either low consumer density or higher than average rates and lower than average consumer income are eligible for special loans that bear interest at an annual rate of 5%. However, the availability and magnitude of Rural Utilities Service loan funds is subject to annual federal budget appropriations and thus cannot be assured. Currently, the availability of Rural Utilities Service loan funds is subject to increased uncertainty because of budgetary and political pressures faced by Congress.

    The President's budget proposal for fiscal year 2017 provides for loan levels of $6.5 billion for electric infrastructure, including, among other things, distribution, smart grid technology, energy efficiency, and security enhancements. Although Congress has historically rejected proposals to dramatically curtail or redirect the Rural Utilities Service loan program, there can be no assurance that it will continue to do so. Because of these factors, we cannot predict the amount or cost of Rural Utilities Service loans that may be available to the members in the future. For additional information regarding the Rural Utilities Service, see "OGLETHORPE POWER CORPORATION – Relationship with Federal Lenders – Rural Utilities Service."

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

Member Power Supply Resources

  Oglethorpe Power Corporation

    In 2015, we supplied approximately 48% of the retail energy requirements of our members. Pursuant to the wholesale power contracts, we supply each member energy from our generation resources based on its fixed percentage capacity cost responsibility, which are take-or-pay obligations. See "OGLETHORPE POWER CORPORATION – Wholesale Power Contracts." Our members satisfy all of their requirements above their purchase obligations to us with purchases from other suppliers as described below.

  Contracts with Southeastern Power Administration

    Our members purchase hydroelectric power from the Southeastern Power Administration, or SEPA, under contracts that extend until 2016 and thereafter until terminated by two years' written notice by SEPA or the respective member. In 2015, the aggregate SEPA allocation to the members was 618 megawatts plus associated energy. The availability of energy under these contracts is significantly affected by hydrologic conditions, including lengthy droughts. Each member must schedule its energy allocation, and each member, other than Flint, has designated us to perform this function. Pursuant to a separate agreement, we schedule, through Georgia System Operations, our members' SEPA power deliveries. Further, each member may be required, if certain conditions are met, to contribute funds for capital improvements for Corps of Engineers projects from which its allocation is derived in order to retain the allocation.

  Smarr EMC

    Smarr EMC is a Georgia electric membership corporation owned by 35 of our 38 members. Smarr EMC owns two combustion turbine facilities with aggregate capacity of 718 megawatts. The 35 members participating in these two facilities purchase the output of those facilities pursuant to separate take-or-pay power purchase agreements with initial terms that extended through 2014 and 2015, respectively, and will continue until terminated by one year's written notice by Smarr EMC or the respective member.

  Green Power EMC

    Each of our members is also a member of Green Power Electric Membership Corporation, a power supply cooperative specializing in the purchase of renewable energy for its members. Green Power EMC currently purchases energy from 53 megawatts of low-impact hydroelectric, landfill gas, wood-waste biomass and solar facilities, with plans to purchase more in the future, including energy from a 52 megawatt solar facility scheduled for completion in late 2016.

  Georgia Energy Cooperative

    Fifteen of our members are members of Georgia Energy Cooperative, An Electric Membership Corporation, which owns a 100 megawatt gas turbine facility and also provides other services to its members.

  Other Member Resources

    Our members obtain their remaining power supply requirements from various sources. Thirty-one members are parties to requirements contracts with third parties for some or all of their incremental power needs. The other members use a portfolio of short-term and long-term power purchase contracts to meet their incremental requirements. These requirements contracts and long-term power purchase contracts have remaining terms ranging from 7 to 26 years.

    These other purchases include 8 megawatts from an existing solar facility and 143 megawatts from a solar facility expected to be completed in late 2016, both under 25-year contracts.

    We have not undertaken to obtain a comprehensive list of member power supply resources. Any of our members may have committed or may commit to additional power supply obligations not described above.

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

REGULATION

Environmental

General

    As an electric utility, we are subject to various federal, state and local environmental laws. Air emissions, water discharges and water usage are extensively controlled, closely monitored and periodically reported. The manner in which various types of wastes can be stored, transported and disposed is also broadly regulated.

    In general, environmental requirements are becoming increasingly stringent. Although we have installed environmental control systems at our plants to ensure continued compliance with existing requirements, including systems to reduce emissions of sulfur dioxide, nitrogen oxides, mercury and other pollutants at Plants Scherer and Wansley, new requirements could be imposed. Such requirements may substantially increase the cost of electric service, by requiring modifications in the design or operation of existing facilities. Failure to comply with these requirements could result in civil and criminal penalties and could include the complete shutdown of individual generating units not in compliance. Certain of our debt instruments require us to comply in all material respects with laws, rules, regulations and orders imposed by applicable governmental authorities, which include current and future environmental laws or regulations. Should we fail to be in compliance with these requirements, it would constitute a default under those debt instruments. Although it is our intent to comply with current and future regulations, we cannot provide assurance that we will always be in compliance.

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

Air Quality

    Environmental concerns of the public, the scientific community and government officials have resulted in legislation and regulation that has had and will continue to have a significant impact on the entire electric utility industry. The most significant environmental legislation for us is the Clean Air Act, which regulates emissions of sulfur dioxide, nitrogen oxides, particulate matter, greenhouse gases and other pollutants from affected electric utility units, including the coal-fired units at Plants Scherer and Wansley. The Environmental Protection Agency, or EPA, has been actively regulating emissions under the Clean Air Act; the following are the most significant ongoing Clean Air Act-related actions that affect or may affect our business.

    National Ambient Air Quality Standards and Nonattainment Updates.    Pursuant to sections 108 and 109 of the Clean Air Act, EPA sets National Ambient Air Quality Standards (NAAQS) for six common air pollutants: particulate matter, ground-level ozone, carbon monoxide, sulfur dioxide, nitrogen dioxide and lead. Several of the NAAQS have recently been tightened or are in the process of being made more stringent. For example, in October 2015 EPA lowered the primary and secondary NAAQS for ground-level ozone to 0.070 parts per million. EPA continues implementing the standards for fine particulate matter. For sulfur dioxide, EPA will shortly be finalizing new area designations – some of which may be in nonattainment – for that pollutant. While our coal-fired plants have installed control systems for the current suite of NAAQS, the implementation of new or revised NAAQS could lead to additional compliance requirements. The costs of any additional pollution control equipment that could be required because of new or revised NAAQS cannot be determined at this time.

    Cross State Air Pollution Rule.    In August 2011, EPA finalized the Cross State Air Pollution Rule (CSAPR) to replace the Clean Air Interstate Rule (CAIR) promulgated in 2005. Similar to but more stringent than CAIR, CSAPR continues to impose cap and trade programs for sulfur dioxide and nitrogen oxides emissions on fossil fuel-fired electric generating units located in twenty-eight states, including Georgia. After extensive litigation, Phase I of CSAPR began in January 2015, while Phase II of CSAPR, with its more stringent emission budgets, is scheduled to begin in January 2017. On July 28, 2015, the U.S. Court of Appeals for the District of Columbia Circuit issued an opinion invalidating certain CSAPR Phase II emission budgets for several states including Georgia. The emission budgets were remanded to EPA for further action, which may result in an increase in the number of sulfur dioxide allowances allocated to Georgia. Given that emission control systems are in place at Plants Wansley and Scherer, we do not anticipate the need to purchase allowances to comply with CSAPR with or without any increase in the allowance budget resulting from this ruling. In addition, on December 3, 2015, EPA proposed an update to CSAPR to address ozone interstate transport for the 2008 ozone NAAQS. EPA is proposing more stringent ozone-season nitrogen oxides emissions budgets for a number of states – currently not including Georgia – to reduce such transport. While the current proposal does not affect Georgia's CSAPR budgets for nitrogen oxides or sulfur dioxide emissions, we can provide no assurance that this will be the case for the final CSAPR update rule. We cannot predict the ultimate outcome of this rulemaking or any ensuing litigation that may occur.

    Mercury and Air Toxics Standards and State Mercury Rule.    In December 2011, EPA finalized its Mercury and Air Toxics Standards (MATS) which established maximum achievable control technology limits for certain hazardous air pollutants at coal and oil-fired electric generating units. For coal units, the rule sets stringent emission limits to control various hazardous air pollutants such as mercury, non-mercury metals and acid gases and work practice standards to control organics and dioxins. Our affected generating units – which include our co-owned units at Plants Wansley and Scherer – have until April 16, 2016 to comply. In June 2015, the U.S. Supreme Court ruled that EPA must consider costs before finalizing MATS, remanding (but not vacating) the rule back to EPA for further rulemaking consistent with its opinion. On December 1, 2015, EPA published a proposed Supplemental Finding accounting for the costs of the rule as required by the Supreme Court. It did not alter the EPA's conclusion on the appropriateness or necessity of the rule. We cannot predict the outcome of this rule or any related litigation, but even if MATS is ultimately overturned, we would still need to comply with Georgia's "multi-pollutant" rule, which requires operation of existing controls at Plants Wansley and Scherer.

    Startup, Shut-down or Malfunction.    On June 12, 2015, EPA published a rule requiring certain states to revise the provisions of their State Implementation Plans (SIPs) relating to the regulation of excess emissions at industrial facilities, including fossil fuel-fired generating facilities, during periods of startup, shut-down, or malfunction (SSM). EPA is requiring revision to the SIPs for 36 states, including Georgia, by November 22, 2016. While litigation on this rule is now underway, states subject to the SSM SIP revision requirement are considering how to address it. Depending on any rule that Georgia might finalize in response to the SIP revision requirement, significant additional compliance and operational costs at our power plants might occur. We cannot predict the ultimate outcome of this rulemaking or related litigation.

    Air Quality Summary.    While we believe that the controls installed at Plants Scherer and Wansley generally meet the requirements described above, subsequent developments, including but not limited to the results of any litigation and the implementation approaches selected by EPA and the State of Georgia, significant capital expenditures and increased operating expenses could be incurred at certain of our generating facilities, particularly Plants Scherer and Wansley.

Carbon Dioxide Emissions and Climate Change

    Efforts to limit emissions of carbon dioxide from power plants continue. Emissions from our plants totaled approximately 10.9 million short tons in 2015 which is down from approximately 11.1 million short tons in 2014. In October 2015, the EPA published in the Federal Register its final Clean Power Plan, which is a significant part of a broader effort by the Obama Administration to reduce greenhouse gas emissions. After the U.S. Supreme Court ruled in 2007 that certain greenhouse gases, including carbon dioxide, are pollutants which EPA has the authority to regulate under the Clean Air Act, EPA determined that regulation was needed and beginning in 2009 issued a series of rules that apply the Clean Air Act Prevention of Significant Deterioration and Title V permitting programs to stationary source emissions of greenhouse gases.

    In the finalized Clean Power Plan, EPA establishes New Source Performance Standards (NSPS) for new and modified or reconstructed fossil-fuel-fired electric generating units. For existing fossil fuel-fired electric generating units, EPA establishes guidelines to be followed by the states when developing any final NSPS for such units. EPA seeks to reduce carbon dioxide nationwide emissions from the utility power sector by 32%, in 2030 from 2005 levels. Interim emission rates, starting in 2022 and running through 2029 are specified. For Georgia, the rule requires a 34% reduction in emission rates of covered sources from 2012 levels by

2030 (down from a 48% reduction in the proposed rule). Based on these guidelines, the resulting NSPS could impose future operational restrictions and substantial costs on our coal-fired units; although preliminary indications are that such costs will be less than had been estimated for the proposed rule. We are now evaluating the rules and developing strategies for compliance.

    The States, including Georgia, must determine how best to respond to the newly-finalized guidelines and the requirements to develop state plans calling for these reductions in carbon dioxide emissions. Like all other states, pursuant to the rule Georgia is required to submit its plans to implement the guidelines to EPA for review and approval. On February 9, 2016, the U.S. Supreme Court granted numerous applications to stay the Clean Power Plan guidelines, pending resolution of litigation challenging their issuance in the U.S. Court of Appeals for the District of Columbia Circuit. The stay would continue if the case proceeds for resolution to the Supreme Court. Our current understanding is that Georgia will not make any submittals to EPA in response to the guidelines pending resolution of the litigation. We cannot determine the outcome of these new EPA rules on our operations, the outcome or effect or possible litigation of Georgia's state rules to implement the emissions guidelines, the outcome of EPA review and approval of state rules submitted in response to EPA's rules, or the outcome of litigation challenging EPA's rules. However, we anticipate that some of the policy approaches set forth could have significant negative consequences for the economy and electric system in Georgia and in the nation, if the guidelines are implemented as finalized.

    In November, 2015, the Paris Agreement was adopted at the United Nations 21st International Climate Change Conference. It establishes a non-binding universal framework for addressing greenhouse gas emissions based on nationally determined commitments as well as a process for increasing those commitments going forward. The ultimate impact of the Agreement cannot be determined at this time.

Coal Combustion Residuals and Steam Electric Power Generating Effluent Guidelines

    On April 17, 2015, EPA published a final coal combustion residuals (CCR) rule which regulates CCRs from electric utilities as non-hazardous material under Subtitle D of the Resource Conservation and Recovery Act. The final rule, which took effect in October 2015, contains requirements for structural integrity assessments, groundwater monitoring, location siting, composite lining, inactive units, closure and post closure, beneficial use recycling, design and operating criteria, recordkeeping, notification, and internet posting for new and existing CCR landfills, CCR surface impoundments and lateral expansions of CCR facilities. In September 2015, Georgia Power announced that it is preparing a schedule to close the existing ash ponds at all of its Georgia coal-fired facilities, including at our co-owned facilities Plants Scherer and Wansley. Feasibility studies are underway and plans to close existing ash ponds are expected to be prepared by October 2016. While we and Georgia Power are still reviewing the ultimate effect of the rule on our co-owned coal facilities, construction of lined landfills, groundwater monitoring equipment and additional material management facilities will likely be required.

    On November 3, 2015, the EPA also published a final rule to revise the effluent limitations guidelines that apply to certain wastewater discharges from fossil fuel-fired steam electric power plants. That final rule focuses on six types of wastewater discharges from coal-fired power plants, like our co-owned Plants Wansley and Scherer: (i) fly ash; (ii) bottom ash; (iii) scrubber wastewater; (iv) combustion residual leachate, (v); flue gas mercury control wastewater; and (vi) gasification wastewater.

    Preliminary estimates suggest that our capital costs for compliance with the CCR rule and effluent limitations guidelines will be approximately $170 million. In addition, we estimate costs of approximately $90 million associated with ash pond closure and groundwater monitoring of ash ponds, which are not reflected in the capital cost estimate above, as these costs are associated with our asset retirement obligation (ARO) liabilities. See Note 1i of Notes to Consolidated Financial Statements for additional information. More definitive cost estimates will be developed as the process of rule evaluation, compliance approach design and construction implementation proceeds, and the ultimate impacts associated with the CCR rule and effluent limitations guidelines cannot be determined with certainty at this time.

Water Use and Wastewater Issues

    In 2008, the Georgia legislature adopted a comprehensive State Water Plan that lays out statewide policies, management practices and guidance for regional water planning in Georgia. In 2011, the Georgia Environmental Protection Division adopted regional water plans that were developed pursuant to the State Water Plan. Regional plans include resource assessments, estimates of current and future water needs and management practices. Pursuant to the State Water Plan, Georgia will consider the information contained in regional water plans when making water use permitting decisions under existing state law. Regional water plans are currently under review and are being updated in 2016. In addition, the state water planning process may lead to new or revised regulations for water users in the future. Because power generation is generally dependent on water usage, the regional water plans and any future regulations or other enforceable requirements developed in connection with the State Water Plan may have substantial effects on the operations of our facilities or future facilities that we construct or acquire. The impacts of future regulations or revisions to regional water plans on our facilities or future facilities cannot be determined at this time.

    Section 316(b) of the Clean Water Act requires that the location, design, construction and capacity of cooling water intake structures reflect the best technology available for minimizing adverse environmental impacts on fish and other aquatic life. EPA's final section 316(b) requirements for existing power plants and manufacturing facilities became effective October 14, 2014. The final rule applies to all existing facilities that withdraw at least two million gallons of water per day and that use at least 25% of such water exclusively for cooling purposes. At this time, after considering what modifications, if any, are needed at our four co-owned power plants that trigger the cooling water use threshold (Plants Scherer, Wansley, Vogtle and Hatch) to meet the new finalized standards, we believe that the capital requirements for the additional controls needed for compliance will not be significant. We cannot predict the outcome of any litigation brought to challenge the 316(b) rule.

    On October 9, 2015, the U.S. Court of Appeals for the Sixth Circuit issued a stay of a final rule published jointly by EPA and the U.S. Army Corps of Engineers that revises the regulatory definition of waters of the U.S. for all Clean Water Act programs. The final rule would significantly expand the scope of federal jurisdiction under the Clean Water Act. Although the rule is not expected to have a substantial impact on our existing operations, it will likely increase permitting and regulatory requirements and costs associated with the siting and permitting of new facilities. The ultimate impact of the rule will depend on the outcome of further litigation challenging its issuance and cannot be determined at this time.

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

    As a generator owner and generator operator, we are subject to certain of these mandatory reliability standards. We have established a comprehensive formal compliance program to establish, monitor, maintain and enhance our commitment to electric reliability compliance. This program includes comprehensive cyber security elements designed to protect and preserve our critical information and energy infrastructure systems. Although we intend to comply with all currently effective and enforceable reliability standards, we cannot provide assurance that we will always be in compliance. We are obligated to maintain and retain evidence of compliance with specific requirements. SERC Reliability Corporation also regularly monitors us for compliance with reliability standards. We expect that existing reliability standards will continue to be refined and that new reliability standards will be developed or adopted.

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

    We have committed significant capital expenditures to participate in the construction of two additional nuclear units at Plant Vogtle. The construction of large, complex generating plants involves significant financial risk. Further, no nuclear plants have been constructed in the United States using advanced designs, such as the Westinghouse AP1000 design, and therefore estimating the total cost of construction and the related schedule is inherently uncertain. We also rely on our agents for the oversight of the construction of the additional units at Plant Vogtle and do not exercise direct control over the construction process.

    Factors that have either affected construction to date or that could lead to further cost increases and schedule delays or even the inability to complete this project include:

•
Contractor and subcontractor performance, including compliance with the design specifications approved and quality standards set forth by the Nuclear Regulatory Commission;

•
shortages and/or inconsistent quality of equipment, materials and labor;

•
increases in our cost of debt financing as a result of changes in market interest rates or as a result of construction schedule delays;

•
unforeseen engineering problems;

•
changes in project design or scope;

•
contract disputes;

•
permits, approvals and other regulatory matters;

•
unanticipated increases in the costs of materials and labor;

•
impacts of new and existing laws and regulations, including environmental laws and regulations;

•
environmental and geological conditions.

•
erosion of public and policymaker support;

•
adverse weather conditions; and

•
work stoppages.

    During the course of the development and construction of Vogtle Units No. 3 and No. 4, certain of these factors have materialized and impacted our project budget and the originally scheduled in-service dates. We and the other Co-owners had been involved in litigation with the Contractor regarding the responsibility for significant costs associated with these delays. Effective December 31, 2015, we and the other Co-owners entered into a Settlement Agreement with the Contractor regarding a number of issues related to the development and construction of Vogtle Units No. 3 and No. 4, including the litigation regarding the cost responsibility for certain project-related delays. In connection with the Settlement Agreement, Georgia Power, acting for itself and as agent for the other Co-owners, and the Contractor entered into an amendment to the EPC Agreement to implement the terms of the settlement, which included (i) revising the guaranteed substantial completion dates under the EPC Agreement to match the currently anticipated in-service dates of June 30, 2019 for Unit No. 3 and June 30, 2020 for Unit No. 4 and (ii) the payment, based on our ownership interest, to the Contractor of approximately $230 million, of which we have paid (a) approximately $80 million prior to the Settlement Agreement under the dispute resolution procedures of the EPC Agreement and (b) approximately $80 million subsequent to December 31, 2015 under the terms of the Settlement Agreement. Our project budget, which includes capital costs, allowance for funds used during construction and a contingency amount, remains $5.0 billion, even after payments pursuant to the settlement agreement.

    In connection with the settlement agreement, Westinghouse acquired CB&I Stone and Webster from Chicago Bridge & Iron, effectively making Westinghouse the sole Contractor under the EPC Agreement. Also in connection with the Settlement Agreement, Westinghouse contracted with Fluor

Enterprises to act as the new construction subcontractor for the Vogtle Units.

    As construction continues, the risk remains that challenges with the Contractor's performance, including additional challenges in the fabrication, assembly, delivery, and installation of the shield building and structural modules, could further delay the currently anticipated completion dates and the Contractor must improve its schedule performance in order to mitigate this risk. There have also been technical and procedural challenges to the construction and licensing of these units and additional challenges at the federal and state level may arise as construction proceeds.

    Additionally, as a result of recent credit rating downgrades of the Toshiba Corporation, Westinghouse's parent company, Westinghouse has provided the Co-owners with letters of credit of approximately $900 million in accordance with, and subject to adjustment under, the terms of the EPC Agreement. Continued pressure on the financial condition and ratings of Toshiba could potentially affect Westinghouse and its ability to complete the construction of the new Vogtle units on the current schedule or to honor any outstanding financial obligations to the Co-owners should these obligations surpass the aggregate amount of the letters of credit.

    The ultimate outcome of these matters cannot be determined at this time; however, these risks could continue to affect the in-service dates and cost of the additional units at Plant Vogtle which would increase the cost of electric service we provide to our members and, as a result, could affect their ability to perform their contractual obligations to us.

Our costs of compliance with environmental laws and regulations are significant and have increased in recent years. Recent environmental regulations, including those designed to address carbon dioxide emissions and coal combustion residuals will increase our compliance costs and may also result in operational restrictions. Potential future environmental laws and regulations, including those designed to address air and water quality and other matters, may result in significant increases in compliance costs or liabilities or operational restrictions.

    As with most electric utilities, we are subject to extensive federal, state and local environmental requirements which regulate, among other things, air pollutant emissions, wastewater discharges and the management of hazardous and solid wastes. Compliance with these requirements requires significant expenditures for the installation, maintenance and operation of pollution control equipment, monitoring systems and other equipment or facilities.

    Generally, existing environmental regulations are becoming increasingly stringent, while new legislation or regulations, including those relating to carbon dioxide emissions, coal combustion residuals or renewable or clean energy have created new requirements and operational hurdles. Through 2015, we have spent approximately $1.1 billion on capital expenditures at our facilities to achieve and maintain compliance with Georgia's "multi-pollutant rule" and EPA's MATS, two air quality control regulations that have had a significant impact on our business to date. More stringent or new standards will likely require us to modify the design or operation of existing facilities, and could result in significant increases in the cost of electricity or decreases in the amount of energy (due to operational constraints) provided to our members, a few examples of which are discussed below.

    In October 2015, the EPA published final rules regarding emissions of carbon dioxide from certain fossil fuel-fired electric generating units. One of the rules limits emissions from new, modified and reconstructed units, while another, referred to as the "Clean Power Plan," establishes guidelines for states to develop plans to limit emissions of carbon dioxide from certain existing fossil fuel-fired electric generating units. The latter rule's goal is a nationwide 32% reduction in carbon dioxide emissions from 2005 levels by 2030 and thereafter, with specified interim emission rates starting in 2022 through 2029. For Georgia, this rule requires a 34% reduction in emission rates of covered sources from 2012 levels by 2030 (down from a 48% reduction in the proposed rule). We are now evaluating the rules and developing strategies for compliance. States, including Georgia, must determine how best to respond to the newly-finalized emissions guidelines and the requirements to develop state plans calling for reductions in carbon dioxide emissions. Georgia and all other states that develop plans will have to submit them to EPA for review and approval. These guidelines and standards could impose future operational restrictions and substantial costs on our coal-fired units.

    In February 2016, the U.S. Supreme Court stayed the implementation of the Clean Power Plan pending the resolution of litigation challenging the rule. We cannot determine the outcome of litigation challenging the rule, in which we are participating, the outcome of these new EPA rules on our operations, the outcome or effect of Georgia's state rules to implement the emissions guidelines, or the outcome of EPA review and approval of state rules submitted in response to EPA's rules. However, if the Clean Power Plan is upheld, we anticipate that some of the policy approaches it sets forth could have significant negative consequences for the economy and electric system in Georgia and the nation.

    In April 2015, EPA published a final rule to regulate coal combustion residuals from electric utilities as solid wastes. In September 2015, Georgia Power announced that it is preparing a schedule to close the existing ash ponds at all of its Georgia coal-fired facilities, including our co-owned facilities, Plants Scherer and Wansley. Feasibility studies are underway and plans to close existing ash ponds are expected to be prepared by October 2016. We and Georgia Power are still reviewing the ultimate effect of this rule on our co-owned coal facilities which will likely require the construction of lined landfills, groundwater monitoring facilities and additional material management. In September 2015, the EPA also finalized a rule to revise the effluent limitations guidelines that apply to certain wastewater discharges from nuclear and fossil fuel-fired steam electric power plants. Preliminary estimates suggest that our total cost for compliance with the coal combustion residuals rule and effluent limitations guidelines will be approximately $170 million of capital costs plus an additional $90 million of costs associated with related asset retirement obligation liabilities.

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

    In order to meet the future energy needs of our members, we are participating in the construction of Vogtle Units No. 3 and No. 4. Our total estimated cost for the Vogtle project is $5.0 billion and as of December 31, 2015 our investment was $2.9 billion. As we have financed generation assets in the past, we are relying on external funding to finance this project. As of December 31, 2015, we had $7.6 billion of debt outstanding. At the completion of the Vogtle expansion, we expect that we will have approximately $9.6 billion of debt outstanding.

    In addition to the increase in absolute dollars, our debt had been increasing as a percentage of our total capitalization, which has pressured certain of our financial metrics. Beginning in 2009, in order to increase financial coverage during a period of generation expansion, our board of directors approved budgets to achieve a greater margins for interest ratio than the minimum 1.10 margins for interest ratio required under our first mortgage indenture. We have achieved the board-approved margins for interest ratio each year, and for 2016 our board of directors again approved a margins for interest ratio of 1.14. However, even with increased margins, the amount of incremental debt associated with these capital investments will continue to constrain our equity ratio during this period of increased borrowing, which could impact our credit ratings. Any downgrade in our credit ratings could increase our borrowing costs and decrease our access to the credit and capital markets.

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

    In connection with our share of the cost to construct the additional units at Plant Vogtle, we obtained a loan from the Federal Financing Bank and a related loan guarantee from the Department of Energy to fund up to $3.1 billion of eligible project costs through 2020. As of December 31, 2015, we had advanced approximately $1.2 billion under this loan. Continued access to the committed funds under this loan requires us to meet certain conditions related to our business and the Vogtle project and also requires certain third parties related to the Vogtle project to comply with certain laws. Although we expect that these conditions will continue to be met, in the event that we are unable to draw the full amount of this loan, we expect that we would finance any amounts we are unable to advance, along with any amounts in excess of the remaining loan balance, through the capital markets which would likely be at a higher cost.

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

•
negative events in the energy industry, such as the bankruptcy of an unrelated energy company or the occurrence of a significant natural disaster;

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

    We own a 30% undivided interest in Plant Hatch and Plant Vogtle, each of which is a two-unit nuclear generating facility, and which collectively account for approximately 18% of our generating capacity and 44% of our energy generated during 2015. Our ownership interests in these facilities expose us to various risks, including:

•
potential liabilities relating to harmful effects on the environment and human health and safety resulting from the operation of these facilities and the on-site storage, handling and disposal of radioactive materials, including spent nuclear fuel;

•
uncertainties with respect to the technological and financial aspects of and the ability to maintain and anticipate adequate capital reserves for decommissioning these facilities at the end of their operational lives;

•
significant capital expenditures relating to maintenance, operation, security and repair of these facilities, including repairs or modifications required by the Nuclear Regulatory Commission;

•
potential liabilities arising out of nuclear incidents caused by natural disasters, terrorist attacks or otherwise, including the payment of retrospective insurance premiums, whether at our own plants or the plants of other nuclear owners; and

•
uncertainties with respect to the off-site storage and disposal of spent nuclear fuel in the event that on-site storage is not sufficient.

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

•
physical or cyber attacks against us or key suppliers or service providers;

•
interruptions in fuel, water or material supplies;

•
transmission constraints or disruptions;

•
compliance with electric reliability organizations' mandatory reliability and record keeping standards, including mandatory cyber security standards;

•
the ability to maintain a qualified workforce;

•
an environmental event, such as a spill or release;

•
labor disputes; or

•
catastrophic events such as fires, earthquakes, floods, droughts, hurricanes, explosions, pandemic health events such as influenzas or similar occurrences.

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

    We are exposed to the risk of changing prices for fuels, including coal, natural gas and uranium. We have taken steps to manage this exposure by entering into fixed or capped price contracts for some of our coal requirements. We have also entered into natural gas swap arrangements designed to manage potential fluctuations in our power rates due to changes in the price of natural gas. The operator of our nuclear plants manages price and supply risk through use of long-term fixed or capped price contracts with multiple vendors of uranium ore mining, conversion and enrichment services. However, these arrangements do not cover all of our and our members' risk exposure to increases in the prices of fuels. Further, changes in the utilization of different generation resources may subject us to greater fuel price volatility. For example, as part of a broader effort to reduce carbon dioxide emissions, we may shift to generating more electricity at our natural gas fired facilities even though natural gas prices have historically been more volatile than other fuel sources despite the recent depression in domestic natural gas prices caused by robust supplies, including production from shale gas. Therefore, increases in fuel prices could significantly increase the cost of electric service we provide to our members and affect their ability to perform their contractual obligations to us.

We may not be able to obtain an adequate supply of fuel, which could limit our ability to operate our facilities.

    We obtain our fuel supplies, including coal, natural gas and uranium, from a number of different suppliers. Any disruptions in our fuel supplies, including disruptions due to weather, labor relations, environmental regulations, inadequate infrastructure, or other factors affecting our fuel suppliers, could result in us having insufficient levels of fuel supplies. For example, natural gas supplies can be subject to disruption due to natural disasters and similar events, infrastructure failure or may be unavailable due to significantly increased demand caused by exceptionally cold weather. Further, the availability of shale gas and potential regulations affecting its accessibility may have a material impact on the supply and cost of natural gas. Any failure to maintain an adequate inventory of fuel supplies could require us to operate other generating plants at a higher cost or require our members to purchase higher-cost energy from other sources and affect their ability to perform their contractual obligations to us.

We cannot predict the outcome of any current or future legal proceedings related to our business activities.

    From time to time we are subject to litigation from various parties, the most significant of which are described under "LEGAL PROCEEDINGS." Our business, financial condition, and results of operations may be materially affected by adverse results of certain litigation. Unfavorable resolution of legal proceedings in which we are involved or other future legal proceedings could require significant expenditures that could have the effect of increasing the cost of electric service we provide to our members and, as a result, affect our members' ability to perform their contractual obligations to us.

Changes in power generation technology, including the broad adoption of distributed generation technologies in our members' service territories, could result in the cost of our electric service being less competitive.

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

    We routinely execute transactions with counterparties in the energy and financial services industries. These transactions include credit facilities, facility construction, contracts related to the market price and supply of coal and natural gas, power sales and purchases and interest rate options. Many of these transactions expose us to the risk that our counterparty may fail to perform its contractual obligations.

    For example, the obligations of Westinghouse under the EPC Agreement for Vogtle Units No. 3 and No. 4 are guaranteed by its parent company, Toshiba, and Westinghouse posted letters of credit in accordance with the terms of the EPC Agreement when Toshiba was downgraded below investment grade. However, in the event that Westinghouse's outstanding financial obligations to the Co-owners exceed the aggregate amount of the letters of credit, Toshiba may fail or refuse to honor its obligations under the guarantee. Failure of our counterparties to perform their contractual obligations under the EPC Agreement or any of our other agreements could increase the cost of electric service we provide to our members.

The operational life of some of our generating facilities exposes us to potential costs to continue to meet efficiency, reliability and environmental compliance standards.

    Many of our generating facilities were constructed over 30 years ago and, even if maintained in accordance with good engineering practices, will require significant capital expenditures in order to maintain efficient and reliable operation. Potential operational issues associated with the age of the plants may lead to unscheduled outages, a generating facility being out of service for an extended period of time, or other service-related interruptions. Further, maintaining compliance with applicable efficiency, reliability and environmental standards may require significant capital expenditures or operating reductions at certain of our facilities and we may determine to reduce or cease operations at those facilities in order to avoid such capital expenditures or to meet such standards. These expenditures and service interruptions could have the effect of increasing the cost of electric service we provide to our members and, as a result, could affect our members' ability to perform their contractual obligations to us.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

    None.

ITEM 2.    PROPERTIES

Generating Facilities

    The following table sets forth certain information with respect to our generating facilities, all of which are in commercial operation.

Facilities	Type of Fuel	Percentage Interest	Our Share of Nameplate Capacity (MW)	Commercial Operation Date	License Expiration Date

Plant Hatch (near Baxley, Ga.)
Unit No. 1	Nuclear	30	269.9	1975	2034
Unit No. 2	Nuclear	30	268.8	1979	2038
Plant Vogtle (near Waynesboro, Ga.)
Unit No. 1	Nuclear	30	348.0	1987	2047
Unit No. 2	Nuclear	30	348.0	1989	2049
Plant Wansley (near Carrollton, Ga.)
Unit No. 1	Coal	30	259.5	1976	N/A	(1)
Unit No. 2	Coal	30	259.5	1978	N/A	(1)
Combustion Turbine	Oil	30	14.8	1980	N/A	(1)
Plant Scherer (near Forsyth, Ga.)
Unit No. 1	Coal	60	490.8	1982	N/A	(1)
Unit No. 2	Coal	60	490.8	1984	N/A	(1)
Rocky Mountain (near Rome, Ga.)	Pumped Storage Hydro	74.61	632.5	1995	2027
Doyle (near Monroe, Ga.)	Gas	100	325.0	2000	N/A	(1)
Talbot (near Columbus, Ga.)
Units No. 1-4	Gas	100	412.0	2002	N/A	(1)
Units No. 5-6	Gas-Oil	100	206.0	2003	N/A	(1)
Chattahoochee (near Carrollton, Ga.)	Gas	100	468.0	2003	N/A	(1)
Hawk Road (near Franklin, Ga.)	Gas	100	500.0	2001	N/A	(1)
Hartwell (near Hartwell, Ga.)	Gas-Oil	100	300.0	1994	N/A	(1)
Smith (near Dalton, Ga.)
Unit No. 1	Gas	100	630.0	2002	N/A	(1)
Unit No. 2	Gas	100	620.0	2002	N/A	(1)

(1)
Fossil-fuel fired units do not operate under operating licenses similar to those granted to nuclear units by the Nuclear Regulatory Commission and to hydroelectric plants by Federal Energy Regulatory Commission.

Plant Performance

    The following table sets forth certain operating performance information of each of our generating facilities:

	Summer Planning Reserve Capacity(1)	Equivalent Availability(2)			Capacity Factor(3)
Unit	(Megawatts)	2015	2014	2013	2015	2014	2013

Plant Hatch
Unit No. 1	262.2	98%	90%	93%	99%	89%	92%
Unit No. 2	264.3	89	99	88	90	100	87
Plant Vogtle
Unit No. 1	344.5	90	86	100	91	87	101
Unit No. 2	344.7	99	90	86	100	92	88
Plant Wansley
Unit No. 1	261.6	81	88	93	3	9	3
Unit No. 2	261.6	97	72	100	2	22	11
Combustion Turbine(4)	0	61	58	62	0	0	0
Plant Scherer
Unit No. 1	489.2	82	99	84	55	78	64
Unit No. 2	511.4	97	86	88	60	67	67
Rocky Mountain(5)
Unit No. 1	272.3	88	94	93	18	18	14
Unit No. 2	272.3	95	98	94	18	17	17
Unit No. 3	272.3	74	75	94	10	8	11
Doyle(5)	342.0	82	98	91	1	0	1
Talbot(5)	672.2	76	64	78	6	3	2
Chattahoochee	458.0	89	90	89	69	74	66
Hawk Road(5)	486.9	74	87	81	7	4	0
Hartwell(5)	301.1	81	74	82	1	1	1
Smith
Unit No. 1	620.0	79	85	91	45	23	22
Unit No. 2	630.0	83	65	88	30	13	18

TOTAL	7,066.6

(1)
Summer Planning Reserve Capacity is the amount used for 2016 capacity reserve planning.
(2)
Equivalent Availability is a measure of the percentage of time that a unit was available to generate if called upon, adjusted for periods when the unit is derated from its rated capacity. For 2015 and beyond, the plants operated by us and Siemens exclude periods when units are derated due to events classified under NERC guidelines as "Outside Management Control."
(3)
Capacity Factor is a measure of the actual output of a unit as a percentage of its potential output.
(4)
The Wansley combustion turbine is used primarily for emergency service and is rarely operated except for testing.
(5)
Rocky Mountain, Doyle, Talbot, Hawk Road and Hartwell, primarily operate as peaking plants, which results in low capacity factors.

    The nuclear refueling cycle for Plants Hatch and Vogtle exceeds twelve months. Therefore, in some calendar years the units at these plants are not taken out of service for refueling, resulting in higher levels of equivalent availability and capacity factor. Due to low gas and market prices relative to the cost of coal purchased for Plant Wansley, it has been dispatched at lower levels in recent years.

Fuel Supply

    For information regarding the electricity generated with each fuel type and its cost, see "MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Results of Operations – Operating Expenses."

    Coal.    Coal for Plant Wansley is purchased under term contracts and in spot market transactions. As of February 29, 2016, we had a 110-day coal supply at Plant Wansley based on continuous operation. Plant Wansley burns bituminous coal purchased primarily from coal mines in the Illinois Basin.

    Coal for Scherer Units No. 1 and No. 2 is purchased under term contracts and in spot market transactions. As of February 29, 2016, our coal stockpile at Plant Scherer contained a 60-day supply based on continuous operation. Plant Scherer burns sub-bituminous coal purchased from coal mines in the Powder River Basin in Wyoming.

    We separately dispatch Plant Wansley and Plant Scherer, but use Georgia Power as our agent for fuel procurement. We currently lease approximately 1,200 rail cars to transport coal to these two facilities.

    We have sufficient sulfur dioxide emission allowances to support any emissions from burning this coal. For information relating to emission allowances and the impact that the Clean Air Act may have on our coal-fired facilities, see "BUSINESS – REGULATION – Environmental – Air Quality."

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

    Natural Gas.    We purchase the natural gas, including transportation and other related services, needed to operate Doyle, Talbot, Chattahoochee, Hawk Road, Hartwell and Smith. We purchase natural gas in the spot market and under agreements at indexed prices. We have entered into hedge agreements to manage a portion of our exposure to fluctuations in the market price of natural gas. We manage exposure to such risks only with respect to members that elect to receive such services. We purchase transportation under long-term firm and short-term firm and non-firm contracts. We have also contracted with Petal Gas Storage, LLC to provide 800,000 MMBtu of firm natural gas storage services and related firm transportation, for a term ending in 2018. We are currently releasing this storage to a third party. See "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK – Commodity Price Risk."

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

    In 1985, in four transactions, we sold our entire 60% undivided ownership interest in Scherer Unit No. 2 to four separate owner trusts established by investors. We retained all of our rights and obligations as a participant under the Ownership and Operating Agreements relating to Scherer Unit No. 2 for the term of the leases. We have extended three of the leases to 2027 and the fourth lease to 2031. The leases provide for further lease renewal and also include fair market value purchase options at specified dates. See Note 6 of Notes to Consolidated Financial Statements. In the following discussion, references to participants "owning" a specified percentage of interests include our rights as a deemed owner with respect to our leased interests in Scherer Unit No. 2.

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

    The Operating Agreements for Plant Hatch and Plant Vogtle will remain in effect with respect to each unit for so long as a Nuclear Regulatory Commission operating license exists for such unit. See "BUSINESS – REGULATION – Nuclear Regulation." The Operating Agreement for Plant Wansley will remain in effect with respect to Plant Wansley Units No. 1 and No. 2 until 2016 and 2018, respectively. The co-owners anticipate extending these terms prior to expiration.The Operating Agreement for Scherer Units No. 1 and No. 2 will remain in effect with respect to Scherer Units No. 1 and No. 2 until 2022 and 2024, respectively. Upon termination of each Operating Agreement, following any extension agreed to by the parties, Georgia Power will retain such powers as are necessary in connection with the disposition of the property of the applicable plant, and the rights and obligations of the parties shall continue with respect to actions and expenses taken or incurred in connection with such disposition.

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

a) Patronage Capital Litigation

    On March 13, 2014, a lawsuit was filed in the Superior Court of DeKalb County, Georgia, against us, Georgia Transmission and three of our member distribution cooperatives. Plaintiffs filed an amended complaint on July 28, 2014. The amended complaint challenges the patronage capital distribution practices of Georgia's electric cooperatives and seeks to certify a defendant class of all but one of our 38 members. It was filed by four former consumer-members of four of our members on behalf of themselves and a proposed class of all former consumer-members of our members. Plaintiffs claim that approximately 30% of all the defendants' total allocated patronage capital belongs to former consumer-members. Plaintiffs also allege that patronage capital owed to former consumer-members includes patronage capital allocated by us to our members but not yet distributed to our members. Plaintiffs claim that the patronage capital of former consumer-members held by defendants and the proposed defendant class should be retired immediately when the consumer-members end their membership by terminating service, or alternatively, according to a revolving schedule of no longer than 13 years from the date of its allocation and seek relief to effect such retirements. Plaintiffs further seek to require the defendants to adjust rates in order to establish and maintain reasonable reserves to fund patronage capital retirements on this basis. Plaintiffs also claim that defendants and the proposed defendant class should be required to adopt policies to periodically retire the patronage capital of all consumer-members on a revolving schedule of no longer than 13 years from the date of its allocation. Our first mortgage indenture restricts our ability to distribute patronage capital. See "BUSINESS – OGLETHORPE POWER CORPORATION – First Mortgage Indenture." Although not expected, if we were ordered by the Court to make distributions of our patronage capital, our first mortgage indenture would require us to raise our rates to a level sufficient so that we could comply with the current patronage capital distribution restrictions, and the rate increases required to meet the Plaintiffs' demands would be significant for a period of years.

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

b) Vogtle Units No. 3 and No. 4

    See "BUSINESS – OUR POWER SUPPLY RESOURCES – Future Power Supply Resources – Plant Vogtle Units No. 3 and No. 4" for a discussion of recently settled litigation related to our participation in the construction of two additional units at Plant Vogtle.

ITEM 4.    MINE SAFETY DISCLOSURES

    Not Applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

    Not applicable.

ITEM 6.    SELECTED FINANCIAL DATA

    The following table presents our selected historical financial data. The financial data presented as of the end of and for each year in the five-year period ended December 31, 2015, has been derived from our audited financial statements. This data should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

	(dollars in thousands)
	2015	2014	2013	2012	2011

STATEMENTS OF REVENUES AND EXPENSES DATA
Operating revenues:
Sales to Members	$1,219,052	$1,314,869	$1,166,618	$1,204,008	$1,224,238
Sales to non-Members	130,773	93,294	78,758	120,102	166,040

Total operating revenues	1,349,825	1,408,163	1,245,376	1,324,110	1,390,278

Operating expenses:
Fuel	441,738	515,729	442,425	516,223	531,147
Production	457,264	428,801	369,730	371,909	357,069
Purchased power	56,925	71,799	56,084	50,022	56,634
Depreciation and amortization	168,920	166,247	158,375	160,849	199,040
Accretion	26,108	24,616	22,900	19,554	18,249
Deferral of Hawk Road and Smith Energy Facilities effect on net margin	(58,588)	(58,426)	(35,662)	(16,280)	(9,681)

Total operating expenses	1,092,367	1,148,766	1,013,852	1,102,277	1,152,458

Operating margin	257,458	259,397	231,524	221,833	237,820
Other income, net	52,030	46,371	43,433	61,487	44,264
Net interest charges	(261,147)	(259,133)	(233,477)	(244,000)	(244,347)

Net margin	$48,341	$46,635	$41,480	$39,320	$37,737

BALANCE SHEET DATA
Electric plant, net:
In service	$4,670,310	$4,582,551	$4,434,728	$4,034,620	$4,007,281
Nuclear fuel, at amortized cost	373,145	369,529	341,012	321,196	284,205
Construction work in progress	2,868,669	2,374,392	2,212,224	2,240,920	1,784,264

Total electric plant	$7,912,124	$7,326,472	$6,987,964	$6,596,736	$6,075,750

Total assets	$10,059,783	$9,448,820	$9,048,453	$8,260,782	$8,021,512

Capitalization:
Long-term debt	$7,575,027	$7,256,995	$6,954,293	$5,930,449	$5,692,503
Obligations under capital leases	100,456	121,731	140,212	161,249	191,900
Obligations under Rocky Mountain transactions	17,561	16,434	15,379	14,392	132,048
Patronage capital and membership fees	809,465	761,124	714,489	673,009	633,689
Accumulated other comprehensive (gain) loss	58	468	(549)	903	618

Subtotal	8,502,567	8,156,752	7,823,824	6,780,002	6,650,758
Less: long-term debt and capital leases due within one year	(189,840)	(160,754)	(152,153)	(168,393)	(172,818)
Less: unamortized debt issuance costs	(93,651)	(97,423)	(46,759)	(53,784)	(57,317)
Less: unamortized bond discounts on long-term debt	(4,337)	(4,516)	(3,103)	(3,232)	(1,879)

Total capitalization	$8,214,739	$7,894,059	$7,621,809	$6,554,593	$6,418,744

Cash paid for property additions	$495,426	$558,778	$628,216	$646,486	$839,503

OTHER DATA
Energy supply (megawatt-hours):
Generated	22,408,932	21,699,553	20,648,325	24,883,009	22,296,829
Purchased	142,150	400,699	198,272	107,104	287,522

Available for sale	22,551,082	22,100,252	20,846,597	24,990,113	22,584,351

Member revenues per kWh sold	6.64¢	6.52¢	6.29¢	5.77¢	6.25¢

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

  2015 Financial Results

    We remain well positioned, both financially and operationally, to fulfill our obligations to our members, bondholders and creditors. Our revenues in 2015 were more than sufficient to recover all of our costs and to satisfy all of our debt service obligations and financial covenants. Specifically, we recorded a net margin of $48.3 million in 2015, which achieved the 1.14 margins for interest ratio approved by our board of directors and exceeded the 1.10 margins for interest ratio required to meet the rate covenant under our first mortgage indenture.

    Since 2009, we have targeted higher margins than necessary to meet our margins for interest ratio covenant of 1.10. We believe this is prudent due to significant capital expenditures and increased debt to fund those capital expenditures, most notably related to the Vogtle expansion project. We have achieved our targeted margins each year since 2009 and, as a result, our patronage capital increased significantly, from $535.8 million at December 31, 2008 to $809.5 million at December 31, 2015. For 2016, we are again targeting a margins for interest ratio of 1.14, effectively increasing our annual margins by 40% over the minimum required level. We anticipate that we will continue to target a 1.14 margins for interest ratio through the completion of Vogtle Units No. 3 and No. 4 construction.

    In connection with expanding our generation capacity and upgrading our generation facilities, our total assets have increased to $10.1 billion at December 31, 2015 from $5.0 billion at December 31, 2008, and our total debt, including capital leases, has increased to $7.7 billion from $3.6 billion during the same period. During the remainder of the Vogtle construction period, our assets, debt, and equity will continue to increase.

  Asset Management

    One of our primary focus areas continues to be ensuring that our owned and operated generation facilities perform in the most efficient and cost-effective manner possible. Our Operational Excellence program strives to achieve safety, reliability and compliance in a cost effective manner. Many of the generation facilities we operate rank in the top quartile of similar plants in one or more key performance indicators, including start reliability, peak season availability and forced outages. Achieving operational excellence results in the most reliable, efficient and lowest cost power supply for our members; therefore, effective asset management will always be one of our top priorities.

  Additional Facilities to Serve Our Members

    On January 1, 2016, we integrated the Smith and Hawk Road Energy Facilities into the mix of assets that we utilize to meet our members' power supply needs. Smith is a 1,250-megawatt natural gas fired combined cycle facility that we acquired in 2011. Hawk Road is a 500-megawatt natural gas-fired combustion turbine facility that we acquired in 2009. Prior to 2016 we owned and operated both of these facilities; however, Smith was used primarily for third party sales and Hawk Road was dispatched to seven of our members pursuant to a power purchase agreement in place at the time of acquisition.

    In 2015, we also exercised a bargain purchase option to acquire the Doyle Energy Facility, a 325-megawatt natural gas-fired combustion turbine facility from Doyle I, LLC, an affiliate of one of our members. Prior to this purchase, we had a power purchase agreement for all of the output of Doyle and accounted for it as a capital lease.

    We expect these assets to provide substantial long-term value to our members as well as provide additional diversity to our overall energy asset mix. We will continue to work with our members to evaluate other potential opportunities to expand our generation asset base to serve our members' power supply needs.

  Vogtle Units No. 3 and No. 4

    In addition to the efficient management of our existing resources, we, through our agent, Georgia Power, and the other Co-owners of Plant Vogtle have contracted with Westinghouse to construct two additional nuclear units at the Plant Vogtle site. These units will have an aggregate generating capacity of approximately 2,200 megawatts and our 30% undivided interest will entitle us to approximately 660 megawatts of carbon-free, baseload generating capacity. Through December 31, 2015, we had invested $2.9 billion in Vogtle Units No. 3 and No. 4.

    As is often the case in the construction of large, complex generation facilities, significant issues have materialized during the course of licensing and construction that have caused revisions to the original schedule and budget. Certain of these issues had led to litigation between the Co-owners and the Contractor regarding the responsibility for significant costs associated with previously reported project-related delays. However, we are encouraged by the recent settlement with Westinghouse which, among other things (i) resolved litigation surrounding the outstanding commercial issues regarding previous project-related delays, (ii) reaffirmed the currently anticipated in-service dates of the second quarters of 2019 and 2020, respectively, and (iii) reduced the threat of future litigation by clarifying what regulatory changes are permitted cost increases under the EPC Agreement and implemented new dispute resolution procedures. Crucial to the settlement was Westinghouse acquiring CB&I Stone & Webster from Chicago Bridge & Iron on December 31, 2015, effectively making Westinghouse the sole Contractor in the EPC Agreement. In connection with this acquisition, Westinghouse engaged Fluor Enterprises to manage the construction process for the new units. We anticipate that this new arrangement will lead to efficiencies in the construction process. Importantly, the terms of the settlement did not change our project budget of $5.0 billion.

    Although substantial construction-related challenges remain in a project this size, the project is approximately 60% complete and the Contractor continues to make progress on critical path activities. We, along with the other Co-owners, have an uncompromising focus on safety and quality in the construction of these units and are focused on working with the Contractor and Nuclear Regulatory Commission to ensure that this project meets the rigorous safety standards applicable to this "first of a kind" endeavor. We believe that Vogtle Units No. 3 and No. 4 will be valuable long-term assets that will play a key role in maintaining a diversified generation portfolio and reliably serving the long-term power needs of our members, and we remain firmly committed to the completion of these units.

  Environmental Regulations

    A key component in effective asset management is maintaining compliance with all applicable environmental regulatory standards. In general, environmental regulations are becoming increasingly stringent which is presenting challenges to us and our members. Through 2015, we have spent approximately $1.1 billion on various projects at our coal-fired facilities in order to comply with the Georgia "multi-pollutant rule" and EPA's MATS rule. As an electric cooperative that operates on a not-for-profit basis, our compliance costs are ultimately borne by our members' electricity consumers.

    In August 2015, the EPA released its "Clean Power Plan" which included a rule designed to cut carbon dioxide emissions from existing fossil-fueled power plants nationwide by an average of 32% from 2005 levels by 2030, with interim goals beginning in 2022. For Georgia, this rule requires a 34% reduction in emission rates of covered sources from 2012 levels by 2030. States, including Georgia, must determine how best to respond to the new emissions guidelines and the requirement to develop state plans that provide for the required reductions in carbon dioxide emissions. Although the reductions in the final rule are significantly better for us than those in the proposed rule, we believe that the rule could have significant negative consequences for the economy and electric systems of Georgia and nationwide. We also believe that the final rule is significantly flawed and are participating in litigation challenging the rule. In February, the U.S. Supreme Court stayed the implementation of the Clean Power Plan pending resolution of the litigation. Despite the anticipated compliance costs and potential operational disruption that may result from the Clean Power Plan, we believe that we can effectively manage such challenges and that our diverse asset base positions us well to continue to meet our members' needs.

    Two other recent environmental regulations that will have an impact on us are the coal combustion residuals rule and effluent water regulations. In response to these rules, Georgia Power anticipates closing all of its existing ash ponds in Georgia, including the ash ponds at our co-owned coal facilities, Plants Scherer and Wansley. Preliminary analysis of those rules indicates that our cost to comply will be approximately $260 million, which includes both capital costs and asset retirement obligation liabilities.

  Liquidity Position

    One of the most positive attributes contributing to our solid financial standing is our strong liquidity position. This liquidity is comprised of a diversified, cost-effective mix of cash (including short-term investments), committed lines of credit and commercial paper. Our primary source of liquidity is a $1.2 billion unsecured credit facility, which supports our $1.0 billion commercial paper program, which we amended and renewed in 2015 and extends through March 2020. We have another $400 million available through additional secured and unsecured credit facilities.

    We also have a $3.1 billion Department of Energy-guaranteed loan in place to finance a significant portion of Vogtle Units No. 3 and No. 4 which are currently under construction. As of December 31, 2015, we had advanced $1.2 billion under this loan. Additionally at December 31, 2015, we have $186 million under approved loans remaining to be advanced from the Rural Utilities Service to finance general and environmental improvements at our existing plants.

    With our current sources of committed short-term and long-term funding, we anticipate that we will have sufficient liquidity to carry us through the construction of Vogtle Units No. 3 and No. 4.

  Outlook for 2016

    We remain focused on providing reliable, safe, and cost-effective energy to our members and the 4.2 million people they serve and believe we are well positioned to do so. As discussed above, there are certain risks and challenges that we must continue to address; however, as we manage our risks, we intend to keep doing what we have done so successfully for the last 42 years, including, among other things:

•
maintaining a balanced diversity of generating resources, including nuclear, coal, natural gas and hydro, and continuing the efficient and cost-effective operation of these resources;

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

    Regulatory Accounting.    We are subject to the provisions of the Financial Accounting Standards Board (FASB) authoritative guidance issued regarding regulated operations. The guidance permits us to record regulatory assets and regulatory liabilities to reflect future cost recoveries or refunds, respectively, that we have a right to pass through to our members. At December 31, 2015, our regulatory assets and liabilities totaled $530.3 million and $167.0 million, respectively. While we do not currently foresee any events such as competition or other factors that would make it not probable that we will recover these costs from our members as future revenues through rates under our wholesale power contracts, if such an event were to occur, we could no longer apply the provisions of accounting for regulated operations, which would require us to eliminate all regulatory assets and liabilities that had been recognized as a charge to our statement of revenues and expenses and begin recognizing assets and liabilities in a manner similar to other businesses in general. In addition, we would be required to determine any impairment to other assets, including plants, and write-down those assets, if impaired, to their fair values.

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

    A significant portion of our asset retirement obligations relates to our share of the future cost to decommission our operating nuclear units. At December 31, 2015, our nuclear decommissioning asset retirement obligation totaled $488.5 million, which represented approximately 81% of our total asset retirement obligations. Our remaining asset retirement obligations relate to non-nuclear retirement obligations such as those related to our share of coal facilities.

    Given its significance, we consider our nuclear decommissioning liabilities critical estimates. Approximately every three years, new decommissioning studies for Plants Hatch and Vogtle are performed. These studies provide us with periodic site-specific "base year" cost studies in order to estimate the nature, cost and timing of planned decommissioning activities for the plants. These cost studies are based on relevant information available at the time they are performed; however, estimates of future cash flows for extended periods are by nature highly uncertain and may vary significantly from actual results. In addition, these estimates are dependent on subjective factors, including the selection of cost escalation rates, which we consider to be a critical assumption. Our current estimates are based upon studies that were performed in 2015. For ratemaking purposes, we record decommissioning costs over the expected service life of each unit. The impact on measurements of asset retirement obligations using different assumptions in the future may be significant.

  New Accounting Pronouncements

    In May 2014, FASB issued "Revenue from Contracts with Customers" (Topic 606). The new revenue standard requires that an entity recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The standard is effective for the annual reporting period beginning after December 15, 2016 using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a modified retrospective approach with the cumulative effect of initially adopting the standard recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted.

    In August 2015, the FASB issued an update to Topic 606 deferring the effective date by one year. The standard is effective for annual reporting periods beginning after December 15, 2017 and interim periods therein. The standard also permits early adoption of the standard, but not before the original effective date of December 15, 2016. We are currently evaluating the future impact of this standard on our consolidated financial statements.

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

    As permitted, we early adopted these updates as of December 31, 2015 and applied their provisions retrospectively. The adoption resulted in a $97.4 million adjustment in the presentation of unamortized debt issuance costs as a direct reduction of the carrying amount of long-term debt as of December 31, 2014. These unamortized debt issuance costs were previously presented within deferred charges and other assets. Other than the current year consolidated balance sheet presentation and the aforementioned reclassification, the adoption of these updates did not have an impact on our consolidated financial statements. See Note 7 of Notes to Consolidated Financial Statements for additional information regarding the adoption of the new guidance.

    In November 2015, the FASB issued "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes." The amendments in this standard simplifies the presentation of deferred income taxes by eliminating the separate classification of deferred income tax assets and liabilities into current and noncurrent amounts in the statement of financial position. The amendments in the update require that all deferred tax assets and liabilities be classified as noncurrent in the consolidated balance sheet. The new standard is effective for us prospectively for annual reporting periods beginning after December 15, 2016, and interim periods therein. Early adoption is permitted as of the beginning of an interim or annual reporting period. We are currently evaluating the future impact of this standard on our consolidated financial statements.

    In February 2016, the FASB issued "Leases (Topic 842)." The new leases standard requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use (ROU) asset and a corresponding lease liability. For finance leases the lessee would recognize interest expense and amortization of the ROU asset and for operating leases the lessee would recognize a straight-line total lease expense. The new lease standard does not substantially change lessor accounting. The new leases standard is effective for us on a modified retrospectively approach for annual reporting periods beginning after December 15, 2018, and interim periods therein. Early adoption is permitted. We are currently evaluating the future impact of this standard on our consolidated financial statements.

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

    Prior to 2009, we budgeted and achieved annual margins for interest ratios of 1.10, the minimum required by the first mortgage indenture. To enhance margin coverage during a period of increased capital requirements, our board of directors has approved budgets with margins for interest ratios that exceeded 1.10. Since 2010, we have achieved our board approved margins for interest ratio of 1.14, and our board has approved a margins for interest ratio of 1.14 for 2016. As our capital requirements continue to evolve, our board will continue to evaluate the level of margin coverage and may choose to change the targeted margins for interest ratio in the future, although not below 1.10.

  Patronage Capital

    Retained net margins are designated on our balance sheets as patronage capital. As a cooperative, patronage capital constitutes our principal equity. As of December 31, 2015, we had $809.5 million in patronage capital and membership fees. Our equity ratio, calculated pursuant to our first mortgage indenture as patronage capital and membership fees divided by total capitalization and long-term debt due within one year, was 9.5% and 9.3% at December 31, 2015 and December 31, 2014, respectively.

    Patronage capital is allocated to each of our members on the basis of their fixed percentage capacity costs responsibilities in our generation and purchased power resources. Any distribution of patronage capital is subject to the discretion of our board of directors and limitations under our first mortgage indenture. See "BUSINESS – OGLETHORPE POWER CORPORATION – First Mortgage Indenture" for a discussion regarding limitations on distributions under our first mortgage indenture.

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

Results of Operations

  Factors Affecting Results

    Certain of our recent financial and operational results were affected both by the way in which we dispatch our power plants as well as by significant events or trends described below.

    We have a diverse mix of generation and fuel types among our power plants, allowing us to serve the power needs of our members in a reliable, efficient and low-cost manner. The types of generation assets we own include several natural gas-fired simple cycle combustion turbines, two combined cycle natural gas-fired plants, a plant that burns bituminous coal, a plant that burns sub-bituminous coal, two nuclear plants and a pumped storage hydroelectric plant. Through the end of 2015, two of our facilities were not generally used to serve member load. Smith, a 1,250-megawatt combined cycle natural gas-fired plant we acquired in 2011, was not available to be scheduled to meet member energy requirements and was used extensively for off-system sales. Additionally, under a power purchase agreement in place when we acquired the facility in 2009, one of our simple cycle natural gas-fired plants, Hawk Road, was available only to serve seven of our members or for off-system sales. This agreement ran through the end of 2015. These two facilities were acquired on favorable terms with the knowledge that our members generally would not require the energy generation until 2016. During this time, the effect on net margin of the costs and revenues at Smith and Hawk Road has been deferred, and we began recovering these amounts from our members in 2016.

    Decisions to dispatch our power plants are economically driven by supply and demand considerations. We prioritize the order in which we dispatch our plants such that we dispatch our available plants with the lowest marginal operating costs first, and those with the highest cost last, when demand is highest. The primary supply considerations include fuel prices and plant availability, which is driven by factors such as outages for maintenance or refueling. The primary demand consideration that affects how we dispatched all of our plants, except Smith and Hawk Road, is the amount of energy our members require from us. Our members' energy demand is a function of weather, economic activity, residential use patterns and the relative cost of our members' third party supply arrangements, which account for a significant portion of the energy they purchase. Dispatch decisions for Smith and Hawk Road have been driven primarily by market demand from the time we acquired these facilities through the end of 2015.

    Since we pass through all of our costs to members, including fuel cost, which is one of our most significant operating costs, the cost of our energy sales to our members is significantly affected by fuel prices, especially the price of natural gas. Natural gas prices have fluctuated significantly in the last ten years and are now near recent historic lows. As a result, our average cost of natural gas per kilowatt-hour of gas-fired generation was lower in 2015 than in both 2014 and 2013 although in 2015 our total cost of natural gas was slightly higher than in those years due to increased gas-fired generation, particularly at Smith. The lower natural gas prices in 2015, along with decreased coal-fired generation, contributed to lower fuel costs and contributed to a decrease in energy revenues from our members, since we pass these costs through to our members as energy charges. In 2015, the lower natural gas prices also led to significantly increased generation at Smith which drove the total number of kilowatt-hours we generated in 2015 higher compared to 2014. Since Smith generation was sold to non-members in 2015, as well as in 2013 and 2014, this did not affect member sales, and, in fact, member kilowatt-hour sales declined slightly in 2015 compared to 2014.

    Starting in 2016, however, we began dispatching Smith exclusively to serve member load, and we therefore expect member kilowatt-hour sales to increase significantly and non-member sales to substantially end as a result. Additionally, we are projecting an increase in overall generation as a result of dispatching Smith to serve member load since member energy requirements have been a more consistent source of demand than general market demand. Along with the increased kilowatt-hour sales to members from Smith, we also expect that increased member capacity revenues from Smith will contribute to higher member sales starting in 2016.

    Each of our two coal-fired plants is capable of burning different types of coal, and therefore the cost of coal varies between those plants depending on market conditions. We burn currently more expensive bituminous coal from the Appalachian or Illinois Basin at Plant Wansley and lower cost sub-bituminous coal from the Powder River Basin at Plant Scherer. While our average cost of coal in 2015 was slightly lower than it was in each of 2014 and 2013, natural gas prices were even lower on a comparative basis. The low gas prices have resulted in members' third party power supply arrangements being more economical at times than some of our coal units. Consequently members' purchased power, as well as our increased natural gas-fired generation displaced some of our coal-fired generation in 2015, particularly at Plant Wansley.

    Due to the higher relative cost of its fuel supply, Plant Wansley's generation has been significantly reduced in recent years. While Plant Wansley was dispatched to conduct extensive testing of environmental equipment placed into service in 2014 and was also dispatched more extensively during a period of extremely cold weather in 2014 when gas supplies were more difficult to obtain and our energy demand was very high, it has otherwise seen very low levels of power generation since 2013. Notwithstanding the recently reduced usage, Plant Wansley remains a valuable asset for us and our members and we benefit from the diversity it adds to our generation mix and from the reserve capacity it adds to our system.

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

    Our energy sales to our members also fluctuate from period to period based on weather. Winter in 2015 was relatively milder than the exceptionally cold winter of 2014. As a result, member demand and energy requirements, and therefore, energy sales to our members were lower in 2015 compared with 2014 and were significantly higher in 2014 compared with 2013; the lower 2015 energy sales also led to lower fuel costs and, consequently, lower operating expenses in 2015.

    We have also made significant capital expenditures over the past four years, particularly for the new units at Plant Vogtle, which we have primarily financed with debt. These financings have increased our overall debt which has increased our interest expense and our allowance for debt funds used during construction. Additionally, since our margin is calculated as a percentage of our secured interest expense, our net margin has also increased. As discussed under
"– Financial Condition – Capital Resources – Capital Expenditures," we expect significant capital expenditures to continue through the completion of the additional units at Plant Vogtle.

  Net Margin

    Our net margin for the years ended December 31, 2015, 2014 and 2013 was $48.3 million, $46.6 million and $41.5 million, respectively. These amounts produced respective margins for interest ratios of 1.14 in 2015, 2014 and 2013. For additional information on our margin requirement, see "– Summary of Cooperative Operations – Rate Regulation."

  Operating Revenues

    Sales to Members.    We generate revenues principally from the sale of electric capacity and energy to our members. Capacity revenues are the revenues we receive for electric service whether or not our generation and purchased power resources are dispatched to produce electricity, and are designed to recover the fixed costs associated with our business, including fixed production expenses, depreciation and amortization expenses and interest charges, plus a targeted margin. Energy revenues are earned by selling electricity to our members, which involves generating or purchasing electricity for our members. Energy revenues recover the variable costs of our business, including fuel, purchased energy and variable operation and maintenance expense.

    The components of member revenues were as follows:

	(in thousands)			2015 vs. 2014	2014 vs. 2013
	2015	2014	2013	% Change	% Change

Capacity revenues	$772,069	$752,686	$697,332	2.6%	7.9%
Energy revenues	446,983	562,183	469,286	–20.5%	19.8%

Total	$1,219,052	$1,314,869	$1,166,618	–7.3%	12.7%
kWh Sales	18,371,558	20,154,108	18,549,886	–8.8%	8.6%
Cents/kWh	6.64	6.52	6.29	1.8%	3.7%

    The decrease in energy revenues from members in 2015 compared to 2014 was primarily due to a decrease in generation for member sales, a decrease in fuel costs and, to a lesser extent, a decrease in purchased power energy. The increase in energy revenues from members in 2014 as compared to 2013 was partially due to an increase in higher cost coal-fired generation and to a change in the mix of our natural gas generation with an increase in generation from our higher cost combustion turbine facilities as well as higher prices for natural gas.

    Kilowatt-hour sales to members were somewhat lower in 2015 as members procured a larger portion of their load requirements from other sources, primarily as a result of lower natural gas prices. Lower member demand was also partially a result of milder weather in 2015 as compared to 2014. The increase in kilowatt-hour sales in 2014 as compared to 2013 was primarily due to extreme cold weather during the winter of 2014 and somewhat warmer summer weather in 2014. Average energy revenue per kilowatt-hour from sales to members decreased 12.8% in 2015 compared to 2014 and increased 10.3% in 2014 compared to 2013 primarily as a result of changes in fuel costs. For a discussion of fuel costs and purchased power costs, see "– Operating Expenses."

    Sales to Non-members.    Our sales to non-members in 2015, 2014 and 2013 consisted primarily of capacity and energy sales at Smith. Non-member sales increased 40.2% in 2015 compared to 2014 as a result of the relatively lower average cost of power generated at Smith due to lower natural gas prices. The 18.5% increase in non-member sales in 2014 as compared to 2013 was primarily due to sales of natural gas of $10.8 million during the first quarter of 2014.

  Operating Expenses

    Our operating expenses decreased 4.9% in 2015 compared to 2014 and increased 13.3% in 2014 compared to 2013. The decrease in 2015 compared to 2014 was primarily due to lower fuel and purchased power costs. The increase in 2014 compared to 2013 was primarily due to higher fuel costs, higher production expenses and higher purchased power costs.

    The following table summarizes our kilowatt-hour generation and fuel costs by generating source.

	Cost							Generation							Cents per kWh
	(dollars in thousands)							(kWh in thousands)
Fuel Source	2015	2014	2013	2015 % Change Prior Yr		2014 % Change Prior Yr		2015	2014	2013	2015 % Change Prior Yr		2014 % Change Prior Yr		2015	2014	2013	2015 % Change Prior Yr		2014 % Change Prior Yr

Coal	$142,113	$213,655	$174,296	(33.5%	)	22.6%		5,013,312	6,943,974	6,031,325	(27.8%	)	15.1%		2.83	3.08	2.89	(7.9%	)	6.5%
Nuclear	78,762	85,166	86,834	(7.5%	)	(1.9%	)	10,151,539	9,771,058	9,870,009	3.9%		(1.0%	)	0.78	0.87	0.88	(11.0%	)	(0.9%	)
Gas:
Combined Cycle	182,818	186,950	168,424	(2.2%	)	11.0%		6,890,245	4,961,570	4,997,504	38.9%		(0.7%	)	2.65	3.77	3.37	(29.6%	)	11.8%
Combustion Turbine	38,045	29,958	12,871	27.0%		132.8%		789,041	445,787	174,008	77.0%		156.2%		4.82	6.72	7.40	(28.3%	)	(9.1%	)

	$441,738	$515,729	$442,425	(14.3%	)	16.6%		22,844,137	22,122,389	21,072,846	3.3%		5.0%		1.93	2.33	2.10	(17.1%	)	11.0%

(1)
The 2015 nuclear fuel cost amount includes a $7.1 million credit for nuclear fuel storage costs recovered as a result of litigation related to responsibility for nuclear disposal costs in the first quarter of 2015. The exclusion of the credit would have resulted in total nuclear fuel costs of $85.8 million, a 0.8% increase and nuclear cost per kWh of 0.85 cents per kWh, a 3.0% decline from the same period of 2014. For information regarding this litigation, see Note 1h of Notes to Consolidated Financial Statements.

    The decrease in total fuel costs for 2015 compared to 2014 was primarily due to lower natural gas prices and a shift in the generation mix from the coal-fired units to the relatively more economical natural gas-fired combined cycle units. Generation at our coal-fired plants during 2015 compared to 2014 decreased 28%, while our natural gas-fired plants' generation increased 42%. The decrease in generation, and therefore fuel costs, at our coal-fired units was attributable in part to (i) extensive testing of environmental controls at Plant Wansley in 2014, (ii) more moderate winter weather in 2015 and (iii) our members procuring a larger portion of their load requirements in 2015 from other sources, primarily as a result of lower natural gas prices. While total generation increased during 2015, the increase was primarily due to generation at Smith for non-member sales. The increase in total fuel costs for 2014 compared to 2013 was partly due to increases in coal-fired generation at Plants Scherer and Wansley and partly due to a change in the mix of our natural gas generation as well as an increase in natural gas prices. Generation from Plant Scherer increased 9.4% in 2014 compared to 2013 due to an increase in member demand driven in part by the extreme cold winter weather in 2014. Generation at Plant Wansley increased by 119% primarily due to extensive testing of environmental equipment placed into service in 2014 as compared to 2013 when it was in reserve shut down for most of the year.

    Changes in total fuel costs are also impacted by the amount of realized gains and losses incurred for natural gas financial hedging contracts utilized for managing our exposure to fluctuations in market prices of natural gas. For 2015 we realized a net loss of $19.9 million. For 2014 we realized net gain of $0.8 million and for 2013 we realized a net loss of $3.3 million.

    Production costs increased 6.4% for the year ended December 31, 2015 compared to the year ended December 31, 2014 and increased 16.0% for the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase in production expenses in 2015 compared to 2014 was primarily due to planned maintenance outage work at Hawk Road and Smith. The increase in production expense in 2014 compared to 2013 was primarily due to (i) planned maintenance at Smith, (ii) higher operations and maintenance costs at our co-owned facilities, including higher environmental expenses at the coal-fired plants and (iii) the cost of natural gas sold to non-members.

    The decrease in purchased power in 2015 compared to 2014 was primarily a result of a 65% decrease in kilowatt-hours acquired under our energy replacement program, which replaces power from our owned generation facilities with power purchased on the spot market at a lower price. The increase in purchased power costs for 2014 as compared to 2013 resulted primarily from an increase in kilowatt-hours acquired under our energy replacement program.

    The effect on net margin of Smith and Hawk Road was deferred until 2016 at which time the amounts began amortizing over the remaining life of the plants. In implementing the deferral plans, we assumed that our members would not require energy from the plants until 2016. The increase in cost deferrals in 2014 compared to 2013 resulted primarily from planned major maintenance outage work.

  Other Income

    Investment income increased 9.9% for the year ended December 31, 2015 compared to the year ended December 31, 2014 and was primarily a result of an increase in realized gains associated with our nuclear decommissioning funds. Investment income increased 9.6% for the year ended December 31, 2014 compared to the year ended December 31, 2013 and was primarily due to increased earnings on the Rural Utilities Service Cushion of Credit Account. The higher balance in the account was the result of increased participation by our members in the power bill prepayment program. See Note 1 of Notes to Consolidated Financial Statements for further discussion.

  Interest Charges

    Interest on long-term debt and capital leases increased by 2.8% for the year ended December 31, 2015 compared to the year ended December 31, 2014 and increased 9.9% for the year ended December 31, 2014 compared to the year ended December 31, 2013. The increases in 2015 and 2014 compared to the same prior year periods are primarily due to the increased debt issued to finance the construction of Vogtle Units No. 3 and No. 4.

Financial Condition

  Overview

    Consistent with our budgeted margin for 2015, we achieved a 1.14 margins for interest ratio which produced a net margin of $48.3 million. This net margin increased our total patronage capital (our equity) and membership fees to $809.5 million at December 31, 2015. Our 2016 budget again targets a 1.14 margins for interest ratio.

    Our equity to total capitalization ratio, as defined in our first mortgage indenture, increased slightly from 9.3% at December 31, 2014 to 9.5% at December 31, 2015. This is the second year in a row that this ratio has shown improvement. From 2009 to 2013, our equity to total capitalization ratio decreased due to the amount of new debt we incurred in connection with the expansion of our generation fleet. We anticipate that our equity ratio will remain around its current level during the remainder of the Vogtle construction period; however, the absolute level of patronage capital will continue to increase.

    We had a strong liquidity position at December 31, 2015, with $1.3 billion of unrestricted available liquidity, including $213.0 million of cash and cash equivalents.

    Our total assets increased to $10.1 billion at December 31, 2015 from $9.4 billion at December 31, 2014. The majority of this increase relates to an increase in total electric plant in connection with constructing the additional units at Plant Vogtle.

    We issued commercial paper throughout the year to provide interim financing for the Plant Vogtle construction and for other purposes at a very low cost. The average cost of funds on the $261.5 million of commercial paper outstanding at December 31, 2015 was 0.43%. In addition, we advanced $153.6 million under various Rural Utilities Service-guaranteed loans and $306.0 million, including capitalized interest, under our Department of Energy-guaranteed loan for the new Vogtle units. See "– Financing Activities" for a discussion of the long-term financing of the new Vogtle units.

    There was a net increase in long-term debt and capital leases of $296.8 million at December 31, 2015 compared to December 31, 2014. The weighted average interest rate on the $7.6 billion of long-term debt outstanding at December 31, 2015 was 4.45%.

    Property additions during 2015 totaled $495.4 million. These additions include costs related to the construction of the new Vogtle units, environmental control facilities being installed at Plants Scherer and Wansley, normal additions and replacements to existing generation facilities and purchases of nuclear fuel.

  Sources of Capital and Liquidity

    Sources of Capital.    We fund our capital requirements through a combination of funds generated from operations and short-term and long-term borrowings. We have historically obtained a substantial portion of our long-term financing from Rural Utilities Service-guaranteed loans funded by the Federal Financing Bank. However, Rural Utilities Service funding levels for projects we may choose to undertake are uncertain and may be limited at any point in the future due to budgetary and political pressures faced by Congress. Although Congress has historically rejected proposals to dramatically curtail or redirect the Rural Utilities Service loan program, there can be no assurance that it will continue to do so. Because of these factors, we cannot predict the amount or cost of Rural Utilities Service loans that may be available to us in the future.

    Additionally, in 2014 we obtained a loan from the Federal Financing Bank that is guaranteed by the Department of Energy that will fund up to $3.1 billion of the estimated $5.0 billion cost to construct our 30% undivided interest in the two new nuclear units at Plant Vogtle. Our continued access to funds under the Department of Energy-guaranteed loan is subject to our ability to meet certain conditions related to our business and the Vogtle project and also requires certain third parties related to the Vogtle project to comply with certain laws.

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

    Liquidity.    At December 31, 2015, we had $1.3 billion of unrestricted available liquidity to meet short-term cash needs and liquidity requirements, consisting of $213.0 million of cash and cash equivalents and $1.1 billion of unused and available committed credit arrangements.

    Net cash provided by operating activities was $222.2 million in 2015, and averaged $261.3 million per year for the three-year period 2013 through 2015.

    We periodically monitor our anticipated liquidity needs to gauge the appropriate level of liquidity to maintain. We renewed our $1.2 billion revolving credit facility in March 2015 for an additional five years. In addition, we currently anticipate renewing or replacing our 3-year, $150 million bilateral credit facility that is set to expire in November 2016. We will continue to monitor our liquidity program to ensure that our credit portfolio appropriately covers our anticipated financial needs.

    At December 31, 2015, we had $1.6 billion of committed credit arrangements in place and $1.1 billion available under these facilities. The four separate facilities are reflected in the table below:

Committed Credit Facilities

	(dollars in millions)
	Authorized Amount	Available 12/31/2015		Expiration Date

Unsecured Facilities:
Syndicated Line among 13 banks led by CFC	$1,210	$813	(1)	March 2020
CFC Line of Credit(2)	110	110		December 2018
JPMorgan Chase Line of Credit	150	34	(3)	November 2016
Secured Facilities:
CFC Term Loan(2)	250	250		December 2018

(1)
Of the portion of this facility that was unavailable at 12/31/15, $261.5 million was dedicated to support outstanding commercial paper and $135.5 million related to letters of credit issued to support variable rate demand bonds.
(2)
Any amounts drawn under the $110 million unsecured line of credit with CFC will reduce the amount that can be drawn under the $250 million secured term loan. Any amounts borrowed under the $250 million term loan would be secured under our first mortgage indenture, with a maturity no later than December 31, 2043.
(3)
Of the portion of this facility that was unavailable at 12/31/15, $113.7 million related to letters of credit issued to support variable rate demand bonds and $2.2 million related to letters of credit issued to post collateral to third parties.

    We have the flexibility to use the $1.2 billion syndicated line of credit for several purposes, including borrowing for general corporate purposes, to support up to $1.0 billion of commercial paper and to issue letters of credit to third parties.

    Under our commercial paper program we are authorized to issue commercial paper in amounts that do not exceed the amount of any committed backup lines of credit, thereby providing 100% dedicated support for any commercial paper outstanding.

    Under our unsecured committed lines of credit, we have the ability to issue letters of credit totaling $760.0 million in the aggregate, of which $508.6 million remained available at December 31, 2015. However, amounts related to issued letters of credit reduce the amount that would otherwise be available to draw for working capital needs. Also, due to the requirement to have 100% dedicated backup for any commercial paper outstanding, any amounts drawn under our committed credit facilities for working capital or related to issued letters of credit will reduce the amount of commercial paper that we can issue. The majority of our outstanding letters of credit are for the purpose of providing credit enhancement on variable rate demand bonds.

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

    Between projected cash on hand and the credit arrangements currently in place, we believe we have sufficient liquidity to cover normal operations and our interim financing needs, including interim financing for the new Vogtle units until long-term funds are advanced under the Department of Energy loan.

    Two of our line of credit facilities contain similar financial covenants that require us to maintain minimum patronage capital levels. Currently, we are required to maintain minimum patronage capital of $675 million. As of December 31, 2015, our patronage capital balance was $809.5 million. These agreements contain an additional covenant that limits our secured indebtedness and our unsecured indebtedness, both as defined in the credit agreements, to $12 billion and $4 billion, respectively. At December 31, 2015, we had approximately $7.6 billion of secured indebtedness outstanding and $261.5 million of unsecured indebtedness outstanding.

    Under a power bill prepayment program we offer, members can prepay their power bills from us at a discount for an agreed number of months in advance, after which point the funds are credited against the participating members' monthly power bills. We currently have 18 members participating in the program and a year-end balance of $218.9 million remaining to be applied against future power bills.

    In addition to unrestricted available liquidity, at December 31, 2015 we had $387.9 million of restricted liquidity in connection with deposits made into a Rural Utilities Service Cushion of Credit Account. Deposits into the Cushion of Credit Account are voluntary and earn a rate of interest of 5% per annum. The funds in the account, including interest thereon, can only be applied to debt service on Rural Utilities Service notes and Rural Utilities Service-guaranteed Federal Financing Bank notes. From time to time we may deposit additional funds into the Cushion of Credit Account.

    Liquidity Covenants.    At December 31, 2015, we had only one financial agreement in place containing a liquidity covenant. This covenant is in connection with the Rocky Mountain lease transaction and requires us to maintain minimum liquidity of $50 million at all times during the term of the lease. We had sufficient liquidity to meet this covenant in 2015 and expect to have sufficient liquidity to meet this covenant in 2016. For a discussion of the Rocky Mountain lease transaction, see Note 4 of Notes to Consolidated Financial Statements.

  Financing Activities

    First Mortgage Indenture.    At December 31, 2015, we had $7.6 billion of outstanding debt secured equally and ratably under our first mortgage indenture, an increase of $318 million from December 31, 2014. A substantial portion of this increase relates to funds advanced under the Department of Energy-guaranteed Federal Financing Bank loan covering the construction of the new Vogtle units. From time to time, we may issue additional first mortgage obligations ranking equally and ratably with the existing first mortgage indenture obligations. The aggregate principal amount of obligations that may be issued under the first mortgage indenture is not limited; however, our ability to issue additional obligations under the first mortgage indenture is subject to certain requirements related to the certified value of certain of our tangible property, repayment of obligations outstanding under the first mortgage indenture and payments made under certain pledged contracts relating to property to be acquired.

    Rural Utilities Service-Guaranteed Loans.    At December 31, 2015 we had three approved Rural Utilities Service-guaranteed loans totaling $561 million that were in various stages of being drawn down, with $186 million remaining to be advanced. As of December 31, 2015, we had $2.6 billion of debt outstanding under various Rural Utilities Service-guaranteed loans, an increase of $14.6 million from December 31, 2014.

    We plan to submit a loan application to the Rural Utilities Service in April 2016 in the amount of approximately $450 million to provide funding for certain general and environmental improvements covering the period 2014 through 2018.

    All of the approved Rural Utilities Service loans will be funded through the Federal Financing Bank and guaranteed by the Rural Utilities Service, and the debt will be secured ratably with all other debt under our first mortgage indenture.

    Department of Energy-Guaranteed Loan.    In February 2014, we closed on a loan facility with the Department of Energy that will fund up to $3.1 billion of the cost to construct our 30% undivided share of Vogtle Units No. 3 and No. 4. The loan is being funded by the Federal Financing Bank and is backed by a federal loan guarantee provided by the Department of Energy. At December 31, 2015, we had advanced $1.2 billion under this loan. At December 31, 2015, we had the capacity to fund an additional $643 million under the facility based on the amount of eligible project costs already incurred. We anticipate making draws under the Department of Energy loan on at least a semi-annual basis through 2020 to meet our funding requirements as construction progresses.

    All of the debt under this loan will be secured ratably with all other debt under our first mortgage indenture.

    Bond Financings.    In the second quarter of 2016 we plan to issue $250 million of taxable first mortgage bonds, primarily to provide long-term financing for expenditures related to Smith and the Vogtle expansion project.

  Capital Requirements

    Capital Expenditures.    As part of our ongoing capital planning, we forecast expenditures required for generating facilities and other capital projects. The table below details these forecasts for 2016 through 2018. Actual expenditures may vary from the estimates listed in the table because of factors such as changes in business conditions, design changes and rework required by regulatory bodies, delays in obtaining necessary regulatory approvals, construction delays, changing environmental requirements, and changes in cost of capital, equipment, material and labor.

Capital Expenditures(1)
(dollars in millions)
	2016	2017	2018	Total

Future Generation(2)	$470	$584	$443	$1,497
Existing Generation(3)	191	193	146	530
Environmental Compliance(4)	28	38	72	138
Nuclear Fuel(5)	84	63	96	243
General Plant	11	9	9	29

Total	$784	$887	$766	$2,437

(1)
Includes allowance for funds used during construction.

(2)
Relates to construction of Vogtle Units No. 3 and No. 4, excluding initial nuclear fuel core.

(3)
Normal additions and replacements to plant in-service.

(4)
Pollution control equipment and facilities being installed at coal-fired Plants Scherer and Wansley.

(5)
Includes nuclear fuel on existing nuclear units and initial nuclear fuel core for Vogtle Units No. 3 and No. 4.

    In addition to the amounts reflected in the table above, we have budgeted approximately $600 million to complete construction of Vogtle Units No. 3 and No. 4. For information regarding the financing for this project, see "– Financing Activities."

    We are currently subject to extensive environmental regulations and may be subject to future additional environmental regulations, including future implementation of existing laws and regulations. Since alternative legislative and regulatory environmental compliance programs continue to be debated on a national level, we cannot predict what capital costs may ultimately be required. Therefore, environmental expenditures included in the above table only include amounts related to budgeted projects to comply with existing and certain well-defined rules and regulations and do not include amounts related to compliance with other, less certain rules, such as the Clean Power Plan, which was recently stayed by the U.S. Supreme Court.

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

    Contractual Obligations.    The table below reflects, as of December 31, 2015, our contractual obligations for the periods indicated.

Contractual Obligations
(dollars in millions)
	2016	2017- 2018	2019- 2020	Beyond 2020	Total

Long-Term Debt:
Principal(1)	$186	$372	$845	$6,349	$7,752
Interest(2)	296	579	566	4,100	5,541
Capital Leases(3)	15	30	30	115	190
Operating Leases	5	11	4	0	20
Rocky Mtn.Lease Transaction(4)	–	–	–	38	38
Chattahoochee O&M Agmts.	23	43	3	0	69
Asset Retirement Obligations(5)	2	9	46	2,832	2,889
Purchase Commitments(6)	113	191	156	925	1,385

Total	$640	$1,235	$1,650	$14,359	$17,884

(1)
Includes principal amounts that would be due if the credit support facilities for the Series 2009 and Series 2010 pollution control bonds were drawn upon and became payable in accordance with their terms, such as would occur if the credit facility providing the support were not renewed or extended at its expiration date. These amounts equal $37 million in each of the years 2016, 2017 and 2018 and $134 million in 2020. We anticipate extending these credit facilities before their expiration. The nominal maturities of the Series 2009 and Series 2010 pollution control bonds range from 2030 through 2038.

(2)
Includes interest expense related to variable rate debt. Future variable rates are based on projected LIBOR and SIFMA interest rate curves as of January 2016.

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

  Credit Rating Risk

    The table below sets forth our current ratings from Standard & Poor's, Moody's Investors Service and Fitch Ratings.

Our Ratings	S&P	Moody's	Fitch

Long-term ratings:
Senior secured rating	A	Baa1	A
Issuer/unsecured rating(1)	A	Baa2	N/R(2)
Rating outlook	Negative	Stable	Negative
Short-term rating:
Commercial paper rating	A-1	P-2	F1

(1)
We currently have no long-term debt that is unsecured.

(2)
N/R indicates no rating assigned for this category.

    We have financial and other contractual agreements in place containing provisions which, upon a credit rating downgrade below specified levels, may require the posting of collateral in the form of letters of credit or other acceptable collateral. Our primary exposure to potential collateral postings is at rating levels of BBB-/Baa3 or below. As of December 31, 2015, our maximum potential collateral requirements were as follows:

    At senior secured rating levels:

•
a total of approximately $55 million at a senior secured level of BBB-/Baa3,

•
a total of approximately $148 million at a senior secured level of BB+/Ba1 or below, and

    At senior unsecured or issuer rating levels:

•
a total of approximately $0.3 million at a senior unsecured or issuer level of BBB-/Baa3,

•
a total of approximately $70 million at a senior unsecured or issuer rating level of BB+/Ba1 or below.

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

Interest Rate Risk

    At December 31, 2015, we were exposed to the risk of changes in interest rates related to our $633 million of variable rate debt, which includes $261 million of commercial paper outstanding (which typically has maturities of between 1 and 90 days) and $368 million of pollution control bond debt (including variable rate demand bonds subject to repricing weekly and auction rate securities subject to repricing every 35 days). At December 31, 2015, the weighted average interest rate on this variable rate debt was 0.33%. If, during 2015, interest rates on this debt changed a hypothetical 100 basis points on the respective repricing dates and remained at that level for the remainder of the year, annual interest expense would change by approximately $6 million.

    Our objective in managing interest rate risk is to maintain a balance of fixed and variable rate debt that will lower our overall borrowing costs within reasonable risk parameters. At December 31, 2015, we had 8.1% of our total debt, including commercial paper, in a variable rate mode.

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

    The LIBOR swaptions are each designed to cap our effective interest rate at a specified fixed interest rate on a specified option expiration date. This is accomplished by means of a payment of the cash settlement value our counterparties are obligated to make to us if prevailing fixed LIBOR swap rates exceed the specified fixed rate on the option expiration date. This payment would partially offset our interest costs, thereby reducing our effective interest rate. The cash settlement value would be zero if swap rates are at or below the specified fixed rate on the expiration date. The cash settlement value is calculated based on the value of an underlying swap which we have the right, but not the obligation, to enter into, which would begin on the option expiration date and extend until 2042 and under which we would pay the specified fixed rate and receive a floating LIBOR rate. The fixed rates on the unexpired swaptions we hold average 151 basis points above the corresponding LIBOR swap rates that were in effect as of

December 31, 2015 and the weighted average fixed rate is 3.95%. Swaptions having notional amounts totaling $471 million expired without value during the twelve months ended December 31, 2015. The remaining swaptions expire quarterly through March 31, 2017.

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

    We expect to defer any gains or losses from the change in fair value of each swaption and related carrying and other incidental costs. The deferred costs, which are not expected to exceed $130 million, and deferred gains, if any, from the sale or settlement of the swaptions will then be amortized and collected in rates over the life of the $2.2 billion of debt that we hedged with the swaptions.

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

    A 10% decline in the value of the internal and external funds' equity securities as of December 31, 2015 would result in a loss of value to the funds of approximately $26 million. For further discussion on our nuclear decommissioning trust funds, see Note 1 of Notes to Consolidated Financial Statements.

Commodity Price Risk

  Coal

    We are also exposed to the risk of changing prices for fuels, including coal and natural gas. We have interests in 1,501 megawatts of coal-fired nameplate capacity at Plants Scherer and Wansley. We purchase coal under term contracts and in spot-market transactions. Some of our coal contracts provide volume flexibility and most have fixed or capped prices. We anticipate that our existing contracts and stockpiles will provide fixed prices for 100% of our remaining 2016 forecasted coal requirements at Plants Scherer and Wansley, respectively, and 60% and 100% of our forecasted 2017 coal requirements at Plants Scherer and Wansley, respectively.

    The objective of our coal procurement strategy is to ensure reliable coal supply and some price stability for our members. Our strategy focuses on coal commitments for up to 7 years. The procurement guidelines provide for layering in fixed and/or capped prices by annually entering into coal contracts for a portion of projected coal need for up to 7 years.

  Natural Gas

    We own or operate eight gas fired generation facilities totaling 4,170 megawatts of nameplate capacity. See "PROPERTIES – Generating Facilities" and "BUSINESS – OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES – Member Power Supply Resources – Smarr EMC."

    We maintain a natural gas hedge program, which assists our participating members in managing potential fluctuations in our power rates to them due to changes in the market price of natural gas. Currently, approximately 17 of our members have elected to participate in our natural gas hedging program. This program layers in fixed and/or capped prices for a portion of our forecasted natural gas requirements over a rolling time horizon of up to five years. To date, natural gas swap arrangements have been used for hedging under this program; however, option products are also authorized for use. Under our swap agreements, we pay the counterparty a fixed price for specified natural gas quantities and receive a payment for such quantities based on a market price index. These payment obligations are netted, such that if the market price index is lower than the fixed price, we will make a net payment, and if the market price index is higher than the fixed price, we will receive a net payment. The fair value of the swaps at December 31, 2015 was approximately $25.0 million which represents the amount we would have paid if the swaps had been terminated as of that date. As of December 31, 2015, approximately 29% of our 2016 total system forecasted natural gas requirements (including requirements for the Smarr facilities) were hedged under swap arrangements. A hypothetical 10% decline in the market price of natural gas would have resulted in a decrease of approximately $15.1 million to the fair value of our natural gas swap agreements. Additional members may elect to participate in our natural gas hedging program, and participating members may choose to discontinue their participation in this program at any time.

Changes in Risk Exposure

    Our exposure to changes in interest rates, the price of equity securities we hold, and commodity prices have not changed materially from the previous reporting period.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index To Financial Statements

Page
Consolidated Statements of Revenues and Expenses, For the Years Ended December 31, 2015, 2014 and 2013	58
Consolidated Statements of Comprehensive Margin, For the Years Ended December 31, 2015, 2014 and 2013	59
Consolidated Balance Sheets, at December 31, 2015 and 2014	60
Consolidated Statements of Capitalization, at December 31, 2015 and 2014	62
Consolidated Statements of Cash Flows, For the Years Ended December 31, 2015, 2014 and 2013	63
Consolidated Statements of Patronage Capital and Membership Fees and Accumulated Other Comprehensive Margin (Deficit), For the Years Ended December 31, 2015, 2014, and 2013	64
Notes to Consolidated Financial Statements	65
Report of Independent Registered Public Accounting Firm	90

OGLETHORPE POWER CORPORATION
CONSOLIDATED STATEMENTS OF REVENUES AND EXPENSES
For the years ended December 31, 2015, 2014 and 2013

	(dollars in thousands)
	2015	2014	2013

Operating revenues:
Sales to Members	$1,219,052	$1,314,869	$1,166,618
Sales to non-Members	130,773	93,294	78,758

Total operating revenues	1,349,825	1,408,163	1,245,376

Operating expenses:
Fuel	441,738	515,729	442,425
Production	457,264	428,801	369,730
Depreciation and amortization	168,920	166,247	158,375
Purchased power	56,925	71,799	56,084
Accretion	26,108	24,616	22,900
Deferral of Hawk Road and Smith Energy Facilities effect on net margin	(58,588)	(58,426)	(35,662)

Total operating expenses	1,092,367	1,148,766	1,013,852

Operating margin	257,458	259,397	231,524

Other income:
Investment income	40,424	36,791	33,558
Amortization of deferred gains	1,788	1,788	1,788
Allowance for equity funds used during construction	675	1,172	2,397
Other	9,143	6,620	5,690

Total other income	52,030	46,371	43,433

Interest charges:
Interest expense	354,269	344,561	313,491
Allowance for debt funds used during construction	(108,667)	(102,081)	(95,886)
Amortization of debt discount and expense	15,545	16,653	15,872

Net interest charges	261,147	259,133	233,477

Net margin	$48,341	$46,635	$41,480

The accompanying notes are an integral part of these consolidated financial statements.

OGLETHORPE POWER CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE MARGIN
For the years ended December 31, 2015, 2014 and 2013

	(dollars in thousands)
	2015	2014	2013

Net Margin	$48,341	$46,635	$41,480

Other comprehensive margin:
Unrealized (loss) gain on available-for-sale securities	(410)	1,017	(1,452)

Total comprehensive margin	$47,931	$47,652	$40,028

The accompanying notes are an integral part of these consolidated financial statements.

OGLETHORPE POWER CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2015 and 2014

	(dollars in thousands)
	2015	2014

Assets
Electric plant:
In service	$8,596,148	$8,345,241
Less: Accumulated provision for depreciation	(3,925,838)	(3,762,690)

	4,670,310	4,582,551
Nuclear fuel, at amortized cost	373,145	369,529
Construction work in progress	2,868,669	2,374,392

Total electric plant	7,912,124	7,326,472

Investments and funds:
Nuclear decommissioning trust fund	363,829	366,004
Investment in associated companies	72,010	67,368
Long-term investments	86,771	85,728
Restricted cash and investments	134,690	118,390
Other	19,097	17,397

Total investments and funds	676,397	654,887

Current assets:
Cash and cash equivalents	213,038	237,391
Restricted short-term investments	253,204	247,057
Receivables	130,464	130,366
Inventories, at average cost	299,252	270,849
Prepayments and other current assets	16,913	12,667

Total current assets	912,871	898,330

Deferred charges and other assets:
Regulatory assets	530,254	484,049
Prepayments to Georgia Power Company	17,801	73,725
Other	10,336	11,357

Total deferred charges	558,391	569,131

Total assets	$10,059,783	$9,448,820

The accompanying notes are an integral part of these consolidated financial statements.

OGLETHORPE POWER CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2015 and 2014

	(dollars in thousands)
	2015	2014

Equity and Liabilities
Capitalization:
Patronage capital and membership fees	$809,465	$761,124
Accumulated other comprehensive margin	58	468

	809,523	761,592
Long-term debt	7,291,154	7,015,577
Obligations under capital leases	96,501	100,456
Other	17,561	16,434

Total capitalization	8,214,739	7,894,059

Current liabilities:
Long-term debt and capital leases due within one year	189,840	160,754
Short-term borrowings	261,478	234,369
Accounts payable	157,432	98,337
Accrued interest	58,830	58,841
Members power bill prepayments, current	174,743	166,013
Other current liabilities	86,746	70,748

Total current liabilities	929,069	789,062

Deferred credits and other liabilities:
Asset retirement obligations	602,230	432,260
Member power bill prepayments, non-current	44,205	31,941
Contract retainage	66,515	55,015
Power sale agreement, being amortized	–	12,669
Regulatory liabilities	166,967	194,073
Other	36,058	39,741

Total deferred credits and other liabilities	915,975	765,699

Total equity and liabilities	$10,059,783	$9,448,820

Commitments and Contingencies (Notes 1, 7, 10, 11, 12 and 13)

The accompanying notes are an integral part of these consolidated financial statements.

OGLETHORPE POWER CORPORATION
CONSOLIDATED STATEMENTS OF CAPITALIZATION
December 31, 2015 and 2014

	(dollars in thousands)
	2015	2014

Secured Long-term debt:
First mortgage notes payable to the Federal Financing Bank at interest rates varying from 2.20% to 8.43% (average rate of 4.19% at December 31, 2015) due in quarterly installments through 2043	$2,596,912	$2,582,346
First mortgage notes payable to the Federal Financing Bank at interest rates varying from 2.98% to 3.87% (average rate of 3.60% at December 31, 2015) due in quarterly installments through February 2044	1,180,628	874,607
First mortgage notes payable to National Rural Utilities Cooperative Finance Corporation at interest rates varying from 4.10% to 4.90% (average rate of 4.49% at December 31, 2015) due in quarterly installments through 2020	4,238	5,085
First mortgage bonds payable:
• Series 2006 First Mortgage Bonds, 5.534%, due 2031 through 2035	300,000	300,000
• Series 2007 First Mortgage Bonds, 6.191%, due 2024 through 2031	500,000	500,000
• Series 2009A First Mortgage Bonds, 6.10%, due 2019	350,000	350,000
• Series 2009B First Mortgage Bonds, 5.95%, due 2039	400,000	400,000
• Series 2009 Clean renewable energy bond, 1.81%, due 2024	9,093	10,103
• Series 2010A First Mortgage Bonds, 5.375% due 2040	450,000	450,000
• Series 2011A First Mortgage Bonds, 5.25% due 2050	300,000	300,000
• Series 2012A First Mortgage Bonds, 4.20% due 2042	250,000	250,000
• Series 2014A First Mortgage Bonds, 4.55% due 2044	250,000	250,000
First mortgage notes issued in connection with the sale of pollution control revenue bonds through the Development Authorities of Appling, Burke, Heard and Monroe Counties, Georgia:
• Series 2003A Burke, Heard, Monroe and 2003B Burke Auction rate bonds, 0.75%, due 2024	95,230	95,230
• Series 2004 Burke and Monroe Auction rate bonds, 0.53%, due 2020	11,525	11,525
• Series 2005 Burke and Monroe Auction rate bonds, 0.64%, due 2040	15,865	15,865
• Series 2008A through 2008C Burke Fixed rate bonds, 5.30% to 5.70%, due 2032 through 2043	255,035	255,035
• Series 2008E Burke Fixed rate bonds, 7.00%, due 2020 through 2023	144,750	144,750
• Series 2009A Heard and Monroe, and 2009B Monroe Weekly rate bonds, 0.01%, due 2030 through 2038	112,055	112,055
• Series 2010A Burke and Monroe, and 2010B Burke Weekly rate bonds, 0.01%, due 2036 through 2037	133,550	133,550
• Series 2013A Appling, Burke and Monroe Term rate bonds, 2.40% through April 1, 2020, due 2038 through 2040	212,760	212,760
CoBank, ACB notes payable:
• Transmission first mortgage notes payable: variable at 2.30% to 3.25% through January 29, 2016, due in bimonthly installments through November 1, 2018	595	751
• Transmission first mortgage notes payable: variable at 2.30% to 3.25% through January 29, 2016, due in bimonthly installments through September 1, 2019	2,791	3,333

Total Secured Long-term, net	$7,575,027	$7,256,995
Obligations under capital leases	100,456	121,731
Obligation under Rocky Mountain transactions	17,561	16,434
Patronage capital and membership fees	809,465	761,124
Accumulated other comprehensive margin	58	468

Subtotal	8,502,567	8,156,752
Less: long-term debt and capital leases due within one year	(189,840)	(160,754)
Less: unamortized debt issuance costs	(93,651)	(97,423)
Less: unamortized bond discounts on long-term debt	(4,337)	(4,516)

Total capitalization	$8,214,739	$7,894,059

The accompanying notes are an integral part of these consolidated financial statements

OGLETHORPE POWER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2015, 2014 and 2013

	(dollars in thousands)
	2015	2014	2013

Cash flows from operating activities:
Net margin	$48,341	$46,635	$41,480

Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization, including nuclear fuel	313,320	313,449	296,546
Accretion cost	26,108	24,616	22,900
Amortization of deferred gains	(1,788)	(1,788)	(1,788)
Allowance for equity funds used during construction	(675)	(1,172)	(2,397)
Deferred outage costs	(40,803)	(53,823)	(43,302)
Deferral of Hawk Road and Smith Energy Facilities effect on net margin	(58,588)	(58,426)	(35,662)
Gain on sale of investments	(34,464)	(18,179)	(24,962)
Regulatory deferral of costs associated with nuclear decommissioning	21,532	4,564	10,181
Other	(8,353)	(8,835)	(8,718)
Change in operating assets and liabilities:
Receivables	(98)	(1,000)	4,743
Inventories	(28,403)	15,319	(22,219)
Prepayments and other current assets	(4,317)	3,197	191
Accounts payable	(37,155)	(22,488)	(32,665)
Accrued interest	(11)	648	(456)
Accrued and withheld taxes	3,731	(4,198)	17,996
Other current liabilities	2,805	8,956	318
Member power bill prepayments	20,994	83,236	8,787

Total adjustments	173,835	284,076	189,493

Net cash provided by operating activities	222,176	330,711	230,973

Cash flows from investing activities:
Property additions	(495,426)	(534,171)	(628,216)
Activity in nuclear decommissioning trust fund – Purchases	(558,568)	(389,854)	(568,979)
– Proceeds	553,654	385,185	563,712
Increase in restricted cash and investments	(16,301)	(57,815)	(51,622)
(Increase) decrease in restricted cash and short-term investments	(6,076)	48	(182,415)
Activity in other long-term investments – Purchases	(89,263)	(54,113)	(40,593)
– Proceeds	86,563	53,756	41,652
Activity on interest rate options – Purchases/Collateral returned	–	(81,070)	(187,190)
– Collateral received	–	46,100	213,210
Other	(13,068)	(44,893)	6,626

Net cash used in investing activities	(538,485)	(676,827)	(833,815)

Cash flows from financing activities:
Long-term debt proceeds	423,637	1,135,687	888,857
Long-term debt payments	(162,903)	(408,377)	(351,273)
Increase (decrease) in short-term borrowings, net	27,109	(510,038)	174,927
Other	4,113	(41,958)	(41)

Net cash provided by financing activities	291,956	175,314	712,470

Net (decrease) increase in cash and cash equivalents	(24,353)	(170,802)	109,628
Cash and cash equivalents at beginning of period	237,391	408,193	298,565

Cash and cash equivalents at end of period	$213,038	$237,391	$408,193

Supplemental cash flow information:
Cash paid for –
Interest (net of amounts capitalized)	$240,817	$237,107	$213,404

Supplemental disclosure of non-cash investing and financing activities:
Change in asset retirement obligations	$144,161	$–	$–
Change in accrued property additions	$119,775	$36,633	$(3,473)
Interest paid-in-kind	$36,021	$24,607	$–

The accompanying notes are an integral part of these consolidated financial statements.

OGLETHORPE POWER CORPORATION
CONSOLIDATED STATEMENTS OF PATRONAGE CAPITAL AND MEMBERSHIP FEES AND
ACCUMULATED OTHER COMPREHENSIVE MARGIN (DEFICIT)
For the years ended December 31, 2015, 2014 and 2013

	(dollars in thousands)
	Patronage Capital and Membership Fees	Accumulated Other Comprehensive Margin (Deficit)	Total

Balance at December 31, 2012	$673,009	$903	$673,912

Components of comprehensive margin in 2013
Net margin	41,480	–	41,480
Unrealized loss on available-for-sale securities	–	(1,452)	(1,452)

Total comprehensive margin			40,028

Balance at December 31, 2013	$714,489	$(549)	$713,940

Components of comprehensive margin in 2014
Net margin	46,635	–	46,635
Unrealized gain on available-for-sale securities	–	1,017	1,017

Total comprehensive margin			47,652

Balance at December 31, 2014	$761,124	$468	$761,592

Components of comprehensive margin in 2015
Net margin	48,341	–	48,341
Unrealized loss on available-for-sale securities	–	(410)	(410)

Total comprehensive margin			47,931

Balance at December 31, 2015	$809,465	$58	$809,523

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2015, 2014 and 2013

1. Summary of significant accounting policies:

a. Business description

    Oglethorpe Power Corporation is an electric membership corporation incorporated in 1974 and headquartered in metropolitan Atlanta, Georgia that operates on a not-for-profit basis. We are owned by 38 retail electric distribution cooperative members in Georgia. We provide wholesale electric power from a combination of owned and co-owned generating units of which our ownership share totals 7,067 megawatts of summer planning reserve capacity. We also manage and operate Smarr EMC which owns 718 megawatts of summer planning reserve capacity. Georgia Power Company is a co-owner and the operating agent of our nuclear and coal-fired generating units. Our members in turn distribute energy on a retail basis to approximately 4.2 million people.

b. Basis of accounting

    Our consolidated financial statements include our accounts and the accounts of our majority-owned and controlled subsidiary. We have determined that there are no accounts of variable interest entities for which we are the primary beneficiary. We have eliminated any intercompany profits and transactions in consolidation.

    We follow generally accepted accounting principles in the United States. We maintain our accounts in accordance with the Uniform System of Accounts of the Federal Energy Regulatory Commission as modified and adopted by the Rural Utilities Service. We also apply the accounting guidance for regulated operations.

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2015 and 2014 and the reported amounts of revenues and expenses for each of the three years in the period ended December 31, 2015. Actual results could differ from those estimates.

    Certain reclassifications have been made to prior periods to conform to the current period presentation.

    For the year ended December 31, 2014, we made an adjustment of $24,607,000 in the Consolidated Statement of Cash Flows to decrease other adjustments to reconcile net margin to net cash provided by operating activities and decrease cash paid for property additions. This adjustment reflects the non-cash nature of the allowance for debt funds used during construction related to interest paid-in-kind associated with loans under our Department of Energy Loan Guarantee. The change properly reflects an immaterial adjustment to cash flows provided by operations and cash used in investing activities, and is consistent with the 2015 presentation.

c. Patronage capital and membership fees

    We are organized and operate as a cooperative. Our members paid a total of $190 in membership fees. Patronage capital includes retained net margin. Any excess of revenues over expenditures from operations is treated as an advance of capital by our members and is allocated to each member on the basis of their fixed percentage capacity cost responsibilities in our generation.

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

Accumulated Other Comprehensive Margin (Deficit)
(dollars in thousands)
Available-for-sale Securities

Balance at December 31, 2012	$903
Unrealized loss	(1,396)
(Gain) reclassified to net margin	(56)

Balance at December 31, 2013	(549)
Unrealized gain	1,180
(Gain) reclassified to net margin	(163)

Balance at December 31, 2014	468
Unrealized gain	265
(Gain) reclassified to net margin	(675)

Balance at December 31, 2015	$58

e. Margin policy

    We are required under our first mortgage indenture to produce a margins for interest ratio of at least 1.10 for each fiscal year. For the years 2015, 2014 and 2013, we achieved a margins for interest ratio of 1.14.

f. Operating revenues

    Electricity revenues are recognized when capacity and energy are provided. Operating revenues from sales to members consist primarily of electricity sales pursuant to long-term wholesale power contracts which we maintain with each of our members. These wholesale power contracts obligate each member to pay us for capacity and energy furnished in accordance with rates we establish. Capacity revenues recover our fixed costs plus a targeted margin and are charged regardless of whether our generation and purchased power resources are dispatched to produce electricity. Capacity revenues are based on an annual budget and, notwithstanding budget adjustments to meet our targeted margin, are recorded in approximately equal amounts throughout the year. Energy revenues recover variable costs, such as fuel, incurred to generate or purchase electricity and are recorded such that energy revenues equal the actual energy costs incurred.

    Operating revenues from sales to non-members consist primarily of capacity and energy sales at Smith. Energy sales accounted for a substantial portion of our sales to non-members in 2015, 2014 and 2013.

    The following table reflects members whose revenues accounted for 10% or more of our total operating revenues in 2015, 2014 or 2013:

	2015	2014	2013

Cobb EMC	13.1%	13.6%	13.2%
Sawnee EMC	10.4%	9.5%	9.5%
Jackson EMC	9.7%	10.4%	10.9%

    We have two rate management programs that allow us to expense and recover certain costs on a current basis that would otherwise be deferred or capitalized. The subscribing members of Smith and/or Vogtle Units No. 3 and No. 4, can elect to participate in one, both or neither of these two programs on an annual basis. The Smith program allows for the accelerated recovery of deferred net costs related to Smith. The Vogtle program allows for the recovery of financing costs associated with the construction of Vogtle Units No. 3 and No. 4 on a current basis. Under these programs, amounts billed to participating members in 2015, 2014 and 2013 were $25,375,000, $14,991,000 and $13,962,000, respectively.

g. Receivables

    A substantial portion of our receivables are related to electricity sales to our members. These receivables are recorded at the invoiced amount and do not bear interest. Our members are required through the wholesale power contracts to reimburse us for all costs. Member receivables at December 31, 2015 and 2014 were $108,729,000 and $114,808,000, respectively. The remainder of our receivables is primarily related to transactions with affiliated companies, electricity sales to non-members and to interest income on investments. Uncollectible amounts, if any, are identified on a specific basis and charged to expense in the period the amounts are determined to be uncollectible.

h. Nuclear fuel cost

    The cost of nuclear fuel is being amortized to fuel expense based on usage. The total nuclear fuel expense for 2015, 2014 and 2013 amounted to $78,762,000, $85,166,000, and $86,828,000, respectively.

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

    On December 14, 2014, the U.S. Court of Federal Claims issued a judgment in favor of Georgia Power, as agent for the co-owners, to recover spent nuclear fuel storage costs at Hatch and Vogtle Units No. 1 and No. 2 covering the period of 2005 through 2010. Our ownership share of the $36,474,000 total award was $10,949,000, which was received in April 2015. The effects of the award were recorded during the first quarter of 2015 and resulted in a $7,320,000 reduction in total operating expenses, including reductions to fuel expense and production costs, as well as a $3,629,000 reduction to plant in service.

    On March 4, 2014, Georgia Power, as agent for the co-owners, filed a separate claim seeking damages for spent nuclear fuel storage costs at Hatch and Vogtle Units No. 1 and No. 2 covering a period of January 1, 2011 through December 31, 2013. The damage period was subsequently amended and now extends through December 31, 2014. Damages will continue to accumulate until the issue is resolved or storage is provided. No amounts have been recognized in the financial statements as of December 31, 2015 for this claim. The final outcome of these matters cannot be determined at this time.

    Both Plants Hatch and Vogtle have on-site dry spent storage facilities in operation. Facilities at both plants can be expanded to accommodate spent fuel through the expected life of each plant.

i. Asset retirement obligations and other retirement costs

    Asset retirement obligations are legal obligations associated with the retirement of long-lived assets. These obligations represent the present value of the estimated costs for an asset's future retirement discounted using a credit-adjusted risk-free rate, and are recorded in the period in which the liability is incurred. The liabilities we have recognized primarily relate to the decommissioning of our nuclear facilities. In addition, we have retirement obligations related to coal ash ponds, gypsum cells, powder activated carbon cells, landfill sites and asbestos removal. Under the accounting provision for regulated operations, we record a regulatory asset or liability to reflect the difference in timing of recognition of the costs related to nuclear and coal ash related decommissioning for financial statement purposes and for ratemaking purposes.

    Periodically, we obtain revised cost studies associated with our nuclear and fossil plants' asset retirement obligations. Actual retirement costs may vary from these estimates. The estimated costs of nuclear and coal ash pond decommissioning are based on the most recent studies performed in 2015.

    The following table reflects the details of the Asset Retirement Obligations included in the consolidated balance sheets for the years 2015 and 2014.

	(dollars in thousands)
	Nuclear	Coal Ash Pond	Other	Total

Balance at December 31, 2014	$369,046	$42,609	$20,605	$432,260
Liabilities settled	–	–	(299)	(299)
Accretion	23,231	1,929	948	26,108
Change in Cash Flow Estimates	96,181	49,084	(1,104)	144,161

Balance at December 31, 2015	$488,458	$93,622	$20,150	$602,230

	(dollars in thousands)
	Nuclear	Coal Ash Pond	Other	Total

Balance at December 31, 2013	$347,201	$40,760	$20,089	$408,050
Liabilities settled	–	–	(406)	(406)
Accretion	21,845	1,849	922	24,616

Balance at December 31, 2014	$369,046	$42,609	$20,605	$432,260

    Nuclear Decommissioning.    Nuclear decommissioning cost estimates are based on site studies and assume prompt dismantlement and removal of both the radiated and non-radiated portions of the plant from service, as well as the management of spent fuel. We do not have a legal obligation to decommission non-radiated structures and, therefore, these costs are excluded from the related asset retirement obligation and the amounts in the table above. Actual decommissioning costs may vary from these estimates because of changes in the assumed date of decommissioning, changes in regulatory requirements, changes in technology, and changes in costs of labor, materials and equipment. The estimated costs of decommissioning are based on the most current study performed in 2015. In projecting future costs, the escalation rate for labor, materials and equipment was assumed to be 2.5%. The increase in the cash flow estimates in 2015 was primarily attributable to security costs, waste disposal costs and inflation, among other factors. Our portion of the estimated costs of decommissioning co-owned nuclear facilities were as follows:

	(dollars in thousands)
2015 site study	Hatch Unit No. 1	Hatch Unit No. 2	Vogtle Unit No. 1	Vogtle Unit No. 2

Expected start date of decommissioning	2034	2038	2047	2049
Estimated costs based on site study in 2015 dollars:
Radiated structures	$193,000	$213,000	$178,000	$195,000
Spent fuel management	49,000	47,000	49,000	47,000
Non-radiated structures	16,000	22,000	26,000	33,000

Total estimated site study costs	$258,000	$282,000	$253,000	$275,000

    We have established funds to comply with the Nuclear Regulatory Commission regulations regarding the decommissioning of our nuclear plants. See Note 1j for information regarding the nuclear decommissioning funds.

    Coal Ash Pond.    On April 17, 2015 the Environmental Protection Agency published its final coal combustion residuals (CCR) rule which regulates CCRs as non-hazardous materials under Subtitle D of the Resource Conservation and Recovery Act. The rule took effect on October 19, 2015. The most current assessment of the final CCR rule resulted in a $49,084,000 change in cash flow estimates for coal ash decommissioning. Estimates are based on various assumptions including, but not limited to, closure and post-closure cost estimates, timing of expenditures, escalation factors, discount rates and methods for complying with the CCR rule. The increase in the cash flow estimates in 2015 was a result of changes in the assumptions regarding the timing of expenditures as well as an increase in the cost estimates. Additional adjustments to the asset retirement obligations are expected periodically that will impact these estimates and assumptions.

    Accounting standards for asset retirement and environmental obligations do not apply to a retirement cost for which there is no legal obligation to retire the asset, and non-regulated entities are not allowed to accrue for such future retirement costs. We continue to recognize retirement costs for these other obligations in our depreciation rates under the accounting provisions for regulated operations. Accordingly, the accumulated retirement costs for other obligations are reflected as a regulatory liability in our balance sheets. For information regarding accumulated retirement costs for other obligations, see Note 1r.

j. Nuclear decommissioning funds

    The Nuclear Regulatory Commission (NRC) requires all licensees operating commercial power reactors to establish a plan for providing, with reasonable assurance, funds for decommissioning. The NRC definition of decommissioning does not include all costs that may be associated with decommissioning, such as spent fuel management and non-radiated structures. We have established external trust funds to comply with the NRC's regulations. Upon approval by the NRC, any funding in the external trust in excess of their requirements may be used for other decommissioning costs. In 2015 and 2014, no additional amounts were contributed to the external trust funds. These funds are managed by unrelated third party investment managers with the discretion to buy, sell and invest pursuant to investment objectives and restrictions set forth in agreements entered into between us and the investment managers. The fair value of the external trust fund was $363,829,000 and $366,004,000 at December 31, 2015 and 2014, respectively. The funds are invested in a diversified mix of approximately 60% equity and 40% fixed income securities. We record the investment securities held in the nuclear decommissioning trust fund, which are classified as available-for-sale, at fair value, as disclosed in Note 2. Because day-to-day investment decisions are made by third party investment managers, the ability to hold investments in unrealized loss positions is outside our control.

    In addition to the external trust funds, we maintain unrestricted investments internally designated for nuclear decommissioning. These internal funds are available to be utilized to fund the external trust funds, should additional funding be required, as well as other decommissioning costs outside the scope of the NRC funding regulations. At December 31, 2015 and 2014, the fair value of these funds was $63,326,000 and $59,080,000, respectively. The funds are included in long-term investments on our consolidated balance sheet. We collected $4,750,000 and $2,975,000 from our members in 2015 and 2014, respectively, and contributed those amounts into the internal funds.

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

    During 2015, we assumed a 6.0% earnings rate for our decommissioning fund assets. Earnings on the fund assets were approximately $40,380,000 and $23,507,000 in 2015 and 2014, respectively. Since inception in 1990 through 2015, the nuclear decommissioning trust fund has produced an average annualized return of approximately 7.1%. Based on current funding and cost study estimates, we expect the current balances and anticipated investment earnings of our decommissioning fund assets to be sufficient to meet all of our future nuclear decommissioning costs. Notwithstanding the results of revised site studies, our management believes that any increase in cost estimates of decommissioning can be recovered in future rates.

k. Depreciation

    Depreciation is computed on additions when they are placed in service using the composite straight-line method. We use standard depreciation rates as well as site specific rates determined through depreciation studies as approved by the Rural Utilities Service. The depreciation rates for steam and nuclear production in the table below reflect revised rates from 2011 depreciation rate studies. Site specific depreciation studies are performed every five years. Annual depreciation rates in effect in 2015, 2014 and 2013 were as follows:

	Range of Useful Life in years*	2015	2014	2013

Steam production	49-65	1.93%	1.86%	1.82%
Nuclear production	37-60	1.55%	1.53%	1.54%
Hydro production	50	2.00%	2.00%	2.00%
Other production	27-33	2.38%	2.56%	2.55%
Transmission	36	2.75%	2.75%	2.75%
General	3-50	2.00-33.33%	2.00-33.33%	2.00-33.33%

*
Calculated based on the composite depreciation rates in effect for 2015.

    Depreciation expense for the years 2015, 2014 and 2013 was $180,866,000, $178,302,000, and $171,240,000, respectively.

l. Electric plant

    Electric plant is stated at original cost, which is the cost of the plant when first dedicated to public service, plus the cost of any subsequent additions. Cost includes an allowance for the cost of equity and debt funds used during construction and allocable overheads. For the years ended 2015, 2014 and 2013, the allowance for funds used during construction rates were 4.73%, 4.97% and 4.93%, respectively.

    Replacements and renewals of items considered to be units of property, the lowest level of property for which we capitalize, are charged to the plant accounts. At the time properties are disposed of, the original cost, plus cost of removal, less salvage of such property, is charged to the accumulated provision for depreciation. Maintenance and repairs of property and replacements and renewals of items determined to be less than units of property are charged to expense, including certain major maintenance costs at our natural gas-fired plants.

m. Cash and cash equivalents

    We consider all temporary cash investments purchased with an original maturity of three months or less to be cash equivalents. Temporary cash investments with maturities at the time of purchase of more than three months are classified as short-term investments.

n. Restricted cash and investments

    Restricted cash and investments primarily consist of funds on deposit with the Rural Utilities Service in the Cushion of Credit Account. The restricted investments will be utilized for future Rural Utilities Service-guaranteed Federal Financing Bank debt service payments. The funds on deposit earn interest at a rate of 5% annum. At 2015 and 2014, we had restricted cash and investments totaling $387,961,000 and $365,585,000, respectively, of which $134,690,000 and $118,390,000, respectively was classified as long-term.

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

    At 2015 and 2014, fossil fuels inventories were $104,086,000 and $98,789,000, respectively. Inventories for spare parts at 2015 and 2014 were $195,166,000 and $172,060,000, respectively.

p. Deferred charges and other assets

    Prepayments to Georgia Power Company primarily represent progress payments for equipment associated with future nuclear refueling outages. In 2014, prepayments to Georgia Power also included disputed payment amounts associated with the Vogtle Units No. 3 and No. 4 construction project that were paid during 2015.

q. Deferred credits and other liabilities

    We have a power bill prepayment program pursuant to which members can prepay their power bills from us at a discount based on our avoided cost of borrowing. The prepayments are credited against the participating members' power bills in the month(s) agreed upon in advance. The discounts are credited against the power bills monthly and are recorded as a reduction to member revenues. The prepayments are being credited against members' power bills through July 2021, with the majority of the balance scheduled to be credited by the end of 2016.

    In connection with the Vogtle Units No. 3 and No. 4 construction project, we are accruing long-term contract retainage amounts for substantial and mechanical milestones that will become due near the anticipated commercial operation dates of the units. For more information regarding the Vogtle construction project, see Note 8.

    We recorded a liability for a power sale agreement assumed in conjunction with the Hawk Road acquisition in May 2009. The liability was fully amortized in 2015.

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

	(dollars in thousands)
	2015	2014

Regulatory Assets:
Premium and loss on reacquired debt(a)	$61,916	$71,731
Amortization on capital leases(b)	30,253	27,829
Outage costs(c)	42,027	45,795
Interest rate swap termination fees(d)	5,355	9,345
Depreciation expense(e)	45,514	46,938
Deferred charges related to Vogtle Units No. 3 and No. 4 training costs(f)	37,646	32,501
Interest rate options cost(g)	102,554	98,671
Deferral of effects on net margin – Smith Energy Facility(h)	178,343	128,666
Other regulatory assets(m)	26,646	22,573

Total Regulatory Assets	530,254	484,049
Regulatory Liabilities:
Accumulated retirement costs for other obligations(i)	$8,910	$18,559
Deferral of effects on net margin – Hawk Road Energy Facility(h)	20,775	29,867
Major maintenance reserve(j)	22,422	23,427
Amortization on capital leases(b)	26,502	21,693
Deferred debt service adder(k)	76,334	66,754
Asset retirement obligations(l)	8,316	28,870
Other regulatory liabilities(m)	3,708	4,903

Total Regulatory Liabilities	166,967	194,073

Net regulatory assets	$363,287	$289,976

(a)
Represents premiums paid, together with unamortized transaction costs related to reacquired debt that are being amortized over the lives of the refunding debt, which range up to 28 years.

(b)
Represents the difference between expense recognized for rate-making purposes and financial statement purposes related to capital lease payments and the aggregate of the amortization of the asset and interest on the obligation.

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

(g)
Deferral of net loss associated with the unrealized and realized change in fair value of interest rate options purchased to hedge interest rates on certain borrowings related to Vogtle Units No. 3 and No. 4 construction. Amortization will commence in February 2020 and will be amortized through February 2044, the life of the DOE-guaranteed loan which is financing a portion of the construction project.

(h)
Effects on net margin for Smith and Hawk Road Energy Facilities were deferred through the end of 2015 and will be amortized over the remaining life of each respective plant.

(i)
Represents the accrual of retirement costs associated with long-lived assets for which there are no legal obligations to retire the assets.

(j)
Represents collections for future major maintenance expenses; revenues are recognized as major maintenance costs are incurred.

(k)
Represents collections to fund certain debt payments to be made through the end of 2025 which will be in excess of amounts collected through depreciation expense; the deferred credits will be amortized over the remaining useful life of the plants.

(l)
Represents difference in timing of recognition of the costs of decommissioning for financial statement purposes and for ratemaking purposes.

(m)
The amortization period for other regulatory assets range up to 34 years and the amortization period of other regulatory liabilities range up to 11 years.

s. Related parties

    We and our 38 members are members of Georgia Transmission. Georgia Transmission provides transmission services to its members for delivery of its members' power purchases from us and other power suppliers. We have entered into an agreement with Georgia Transmission to provide transmission services for third party transactions and for service to our own facilities. For 2015, 2014, and 2013, we incurred expenses from Georgia Transmission of $28,172,000, $27,893,000, and $27,599,000, respectively.

    We, Georgia Transmission and 38 of our members are members of Georgia Systems Operations. Georgia Systems Operations operates the system control center and currently provides us system operations services and administrative support services. For 2015, 2014, and 2013, we incurred expenses from Georgia Systems Operations of $22,616,000, $27,893,000, and $27,599,000, respectively.

t. Other income

    The components of other income within the Consolidated Statement of Revenues and Expenses were as follows:

	(dollars in thousands)
	2015	2014	2013

Capital credits from associated companies (Note 4)	$1,859	$1,986	$1,954
Net revenue from Georgia Transmission and Georgia System Operations for shared Administrative and General costs	6,278	4,944	4,459
Miscellaneous other	1,006	(310)	(723)

Total	$9,143	$6,620	$5,690

u. New accounting pronouncements

    In May 2014, the Financial Accounting Standards Board (FASB) issued "Revenue from Contracts with Customers" (Topic 606). The new revenue standard requires that an entity recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The standard was effective for the annual reporting period beginning after December 15, 2016 using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a modified retrospective approach with the cumulative effect of initially adopting the standard recognized at the date of adoption (which includes additional footnote disclosures). Early adoption was not permitted.

    In August 2015, the FASB issued an update to Topic 606 deferring the effective date by one year. The standard is effective for annual reporting periods beginning after December 15, 2017 and interim periods therein. The standard also permits early adoption of the standard, but not before the original effective date of December 15, 2016. We are currently evaluating the future impact of this standard on our consolidated financial statements.

    In July 2015, the FASB issued "Inventory (Topic 330): Simplifying the Measurement of Inventory." Under the new inventory standard, inventories are required to be measured at the lower of cost and net realizable value, the latter representing the estimated selling price in the ordinary course of business, reduced by costs of completion, disposal, and transportation. Under current guidance, inventories are required to be measured at the lower of cost or market, but depending upon specific circumstances, market could be replacement cost, net realizable value, or net realizable value reduced by a normal profit margin. The amendments do not apply to inventory measured using the last-in, first-out or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first out or average cost, the method used to measure all of our inventories. The new standard is effective for us prospectively for annual reporting periods beginning after December 15, 2016, and interim periods therein. Early adoption is permitted as of the beginning of an interim or annual reporting period. We are currently evaluating the future impact of this standard on our consolidated financial statements.

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

    As permitted, we early adopted these updates as of December 31, 2015 and applied their provisions retrospectively. The adoption resulted in a $97,423,000 adjustment in the presentation of unamortized debt issuance costs as a direct reduction of the carrying amount of long-term debt as of December 31, 2014. These unamortized debt issuance costs were previously presented within deferred charges and other assets. Other than the current year consolidated balance sheet presentation and the aforementioned reclassification, the adoption of these updates did not have an impact on our consolidated financial statements. See Note 7 for additional information regarding the adoption of the new guidance.

    In November 2015, the FASB issued "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes." The amendments in this standard simplifies the presentation of deferred income taxes by eliminating the separate classification of deferred income tax assets and liabilities into current and noncurrent amounts in the statement of financial position. The amendments in the update require that all deferred tax assets and liabilities be classified as noncurrent in the consolidated balance sheet. The new standard is effective for us prospectively for annual reporting periods beginning after December 15, 2016, and interim periods therein. Early adoption is permitted as of the beginning of an interim or annual reporting period. We are currently evaluating the future impact of this standard on our consolidated financial statements.

    In February 2016, the FASB issued "Leases (Topic 842)." The new leases standard requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use (ROU) asset and a corresponding lease liability. For finance leases the lessee would recognize interest expense and amortization of the ROU asset and for operating leases the lessee would recognize a straight-line total lease expense. The new lease standard does not substantially change lessor accounting. The new leases standard is effective for us on a modified retrospectively approach for annual reporting periods beginning after December 15, 2018, and interim periods therein. Early adoption is permitted. We are currently evaluating the future impact of this standard on our consolidated financial statements.

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

    The table below details assets and liabilities measured at fair value on a recurring basis for the periods ended December 31, 2015 and 2014, respectively.

	Fair Value Measurements at Reporting Date Using
	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$151,178	$151,178	$–	$–
International equity trust	68,753	–	68,753	–
Corporate bonds	48,450	–	48,450	–
US Treasury and government agency securities	75,173	74,698	475	–
Agency mortgage and asset backed securities	15,503	–	15,503	–
Other	4,772	4,772	–	–
Long-term investments:
Corporate bonds	9,903	–	9,903	–
US Treasury and government agency securities	13,772	13,772	–	–
Agency mortgage and asset backed securities	1,121	–	1,121	–
International equity trust	12,846	–	12,846	–
Mutual funds	48,649	48,649	–	–
Other	479	479	–	–
Interest rate options	1,010	–	–	1,010	(1)
Natural gas swaps	24,995	–	24,995	–

	Fair Value Measurements at Reporting Date Using
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$159,536	$159,536	$–	$–
International equity trust	72,474	–	72,474	–
Corporate bonds	34,446	–	34,446	–
US Treasury and government agency securities	68,854	68,854	–	–
Agency mortgage and asset backed securities	16,148	–	16,148	–
Municipal Bonds	743	–	743	–
Other	13,803	13,803	–	–
Long-term investments:
Corporate bonds	5,445	–	5,445	–
US Treasury and government agency securities	16,619	16,619	–	–
Agency mortgage and asset backed securities	643	–	643	–
International equity trust	11,162	–	11,162	–
Mutual funds	51,741	51,741	–	–
Other	118	118	–	–
Interest rate options	4,371	–	–	4,371	(1)
Natural gas swaps	18,914	–	18,914	–

(1)
Interest rate options as reflected on the Consolidated Balance Sheet include the fair value of the interest rate options.

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

    The following tables present the changes in Level 3 assets measured at fair value on a recurring basis during the years ended 2015 and 2014, respectively.

Year Ended December 31, 2015
Interest rate options

(dollars in thousands)
Assets:
Balance at December 31, 2014	$4,371
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	(3,361)

Balance at December 31, 2015	$1,010

Year Ended December 31, 2014
Interest rate options

(dollars in thousands)
Assets:
Balance at December 31, 2013	$63,471
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	(59,100)

Balance at December 31, 2014	$4,371

    We estimate the value of the interest rate options as the sum of time value and any intrinsic value minus a counterparty credit adjustment. Intrinsic value is the value of the underlying swap, which we are able to calculate based on the forward LIBOR swap rates, the fixed rate on the underlying swap, the time to expiration, the term of the underlying swap and discount rates, all of which we are able to effectively observe. Time value is the additional value of the swaption due to the fact that it is an option. We estimate the time value using an option pricing model that, in addition to the factors used to calculate intrinsic value, also takes into account option volatility, which we estimate based on option valuations we obtain from various sources. We estimate the counterparty credit adjustment by observing credit attributes, including the credit default swap spread of entities similar to the counterparty and the amount of credit support that is available for each swaption. Since the primary component of the LIBOR swaptions' value is time value, which is based on estimated option volatility derived from valuations of comparable instruments that are generally not publicly available, we have categorized these LIBOR swaptions as Level 3. We believe the estimated fair values for the LIBOR swaptions we hold are based on the most accurate information available for these types of derivative contracts. For additional information regarding our interest rate options, see Note 3.

    The estimated fair values of our long-term debt, including current maturities at December 31, 2015 and 2014 were as follows (in thousands):

	2015		2014
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$7,575,027	$8,445,630	$7,256,995	$8,460,685

    The estimated fair value of long-term debt is classified as Level 2 and is estimated based on observed or quoted market prices for the same or similar issues or on current rates offered to us for debt of similar maturities. The primary sources of our long-term debt consist of first mortgage bonds, pollution control revenue bonds and long-term debt issued by the Federal Financing Bank that is guaranteed by the Rural Utilities Service or the U.S. Department of Energy. We also have small amounts of long-term debt provided by National Rural Utilities Cooperative Finance Corporation (CFC) and by CoBank, ACB. The valuations for the first mortgage bonds and the pollution control revenue bonds were obtained from third party investment banking firms and a third party data reporting service, and are based on secondary market trading of our debt. Valuations for debt issued by the

Federal Financing Bank are based on U.S. Treasury rates as of December 31, 2015 and 2014 plus an applicable spread, which reflects our borrowing rate for new loans of this type from the Federal Financing Bank. The rates on the CFC debt are fixed and the valuation is based on rate quotes provided by CFC. We use an interest rate quote sheet provided by CoBank for valuation of the CoBank debt, which reflects current rates for a similar loan.

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

    It is possible that volatility in commodity prices and/or interest rates could cause us to have credit risk exposures with one or more counterparties. We currently have credit risk exposure to our interest rate options counterparties. If such counterparties fail to perform their obligations, we could suffer a financial loss. However, as of December 31, 2015, all of the counterparties with transaction amounts outstanding under our hedging programs are rated investment grade by the major rating agencies or have provided a guaranty from one of their affiliates that is rated investment grade.

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

    At December 31, 2015 and 2014, the estimated fair value of our natural gas contracts were a net liability of $22,848,000 and $18,914,000, respectively.

    As of December 31, 2015 and 2014, neither we nor any counterparties were required to post credit support or collateral under the natural gas swap agreements. If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2015 due to our credit rating being downgraded below investment grade, we would have been required to post letters of credit of $24,995,000 with our counterparties.

    The following table reflects the volume activity of our natural gas derivatives as of December 31, 2015 that is expected to settle or mature each year:

Year	Natural Gas Swaps (MMBTUs)
(in millions)

2016	23.1
2017	15.6
2018	10.0
2019	6.0

Total	54.7

    Interest rate options.    We are exposed to the risk of rising interest rates due to the significant amount of new long-term debt we expect to incur in connection with anticipated capital expenditures, particularly the construction of Vogtle Units No. 3 and No. 4. In fourth quarter of 2011, we purchased LIBOR swaptions at a cost of $100,000,000 with a total notional amount of approximately $2,200,000,000 to hedge the interest rates on a portion of the debt that we are incurring to finance the two additional nuclear units at Plant Vogtle. Since inception, swaptions having a notional amount of approximately $1,788,502,000 have expired and, as of December 31, 2015, the remaining notional amount of our outstanding swaptions was approximately $390,702,000.

    The LIBOR swaptions are each designed to cap our effective interest rate at a specified fixed interest rate on a specified option expiration date. This is accomplished by means of a payment of the cash settlement value our counterparties are obligated to make to us if prevailing fixed LIBOR swap rates exceed the specified fixed rate on the option expiration date. This payment would partially offset our interest costs, thereby reducing our effective interest rate. The cash settlement value would be zero if swap rates are at or below the specified fixed rate on the expiration date. The cash settlement value is calculated based on the value of an underlying swap which we have the right, but not the obligation, to enter into, which would begin on the option expiration date and extend until 2042 and under which we would pay the specified fixed rate and receive a floating LIBOR rate. The fixed rates on the unexpired swaptions we hold average 151 basis points above the corresponding LIBOR swap rates that were in effect as of December 31, 2015 and the weighted average fixed rate is 3.95%. Swaptions having notional amounts totaling $470,625,000 expired without value during the year ended December 31, 2015. The remaining swaptions expire quarterly through March 31, 2017.

    We paid all the premiums to purchase these LIBOR swaptions at the time we entered into these transactions. At December 31, 2015 and 2014, the fair value of these swaptions was approximately $1,010,000 and $4,371,000, respectively. To manage our credit exposure to our counterparties, we negotiated credit support provisions that require each counterparty to provide us collateral in the form of cash or securities to the extent that the value of the swaptions outstanding for that counterparty exceeds a certain threshold. The collateral thresholds can range from $0 to $10,000,000 depending on each counterparty's credit rating. As of December 31, 2015 and 2014, there were no collateral postings required of the counterparties.

    We are deferring realized and unrealized gains or losses from the change in fair value of each LIBOR swaption as well as related carrying and other incidental costs in accordance with our rate-making treatment. The deferral will continue until February 2020, at which time the deferred costs and deferred gains, if any, from the settlement of the interest rate options will be amortized and collected in rates over the life of the $2,200,000,000 of debt that we hedged with the swaptions.

    The following table reflects the remaining notional amount of forecasted debt issuances we have hedged in each year with LIBOR swaptions as of December 31, 2015.

Year	LIBOR Swaption Notional Dollar Amount
(in thousands)

2016	$310,533
2017	80,169

Total	$390,702

    The table below reflects the fair value of derivative instruments and their effect on our consolidated balance sheets at December 31, 2015 and 2014.

	Balance Sheet Location	Fair Value

		2015	2014
		(dollars in thousands)
Not designated as hedge:
Assets
Interest rate options	Other deferred charges	$1,010	$4,371
Liabilities
Natural gas swaps	Other current liabilities	$22,848	$18,914

    The following table presents the realized gains and (losses) on derivative instruments recognized in margin for the year ended December 31, 2015, 2014 and 2013.

	Consolidated Statement of Revenues and Expenses Location	2015	2014	2013

		(dollars in thousands)
Not designated as hedge:
Natural Gas Swaps	Fuel	$206	$1,881	$739
Natural Gas Swaps	Fuel	(20,102)	(1,033)	(4,051)

		$(19,896)	$848	$(3,312)

    The following table presents the unrealized gains and (losses) on derivative instruments deferred on the balance sheet at December 31, 2015 and 2014.

	Consolidated Balance Sheet Location

		2015	2014
Not designated as hedges:
Natural Gas Swaps	Regulatory asset	$(22,848)	$(18,914)
Interest Rate Options	Regulatory asset	(25,915)	(49,232)

Total not designated as hedges		$(48,763)	$(68,146)

    The following table presents the gross amounts of derivatives and their related offset amounts as permitted by their respective master netting agreements and obligations to return cash collateral at December 31, 2015 and 2014.

	(dollars in thousands)
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts offset on the Balance Sheet	Cash Collateral	Net Amounts of Assets (Liabilities) Presented on the Balance Sheet

December 31, 2015
Assets:
Natural gas swaps	$(22,848)	$–	$–	$(22,848)
Interest rate options	$26,925	$(25,915)	$–	$1,010

December 31, 2014
Assets:
Natural gas swaps	$(18,914)	$–	$–	$(18,914)
Interest rate options	$53,603	$(49,232)	$–	$4,371

4. Investments:

Investments in debt and equity securities

    Investment securities we hold are classified as available-for-sale. Available-for-sale securities are carried at market value with unrealized gains and losses, net of any tax effect, added to or deducted from patronage capital, except that, in accordance with our rate-making treatment, realized and unrealized gains and losses from investment securities held in the nuclear decommissioning funds are directly added to or deducted from the regulatory asset or liability for asset retirement obligations. All realized and unrealized gains and losses are determined using the specific identification method. Approximately 27% of these gross unrealized losses were in effect for less than one year.

    For those securities considered to be available-for-sale, the following table summarizes the activities for those securities as of December 31, 2015 and 2014:

	(dollars in thousands)
	Gross Unrealized
2015	Cost	Gains	Losses	Fair Value

Equity	$230,123	$37,494	$(9,635)	$257,982
Debt	189,700	1,158	(3,491)	187,367
Other	5,255	–	(4)	5,251

Total	$425,078	$38,652	$(13,130)	$450,600

	(dollars in thousands)
	Gross Unrealized
2014	Cost	Gains	Losses	Fair Value

Equity	$200,892	$69,536	$(2,163)	$268,265
Debt	168,182	9,981	(8,619)	169,544
Other	13,927	–	(4)	13,923

Total	$383,001	$79,517	$(10,786)	$451,732

    All of the available-for-sale investments are recorded at fair value in the accompanying consolidated balance sheets, therefore the carrying value equals the fair value.

    The contractual maturities of debt securities available-for-sale, which are included in the estimated fair value table above, at December 31, 2015 and 2014 are as follows:

	(dollars in thousands)
	2015		2014
	Cost	Fair Value	Cost	Fair Value

Due within one year	$8,559	$8,612	$1,744	$1,790
Due after one year through five years	50,018	49,538	48,105	47,508
Due after five years through ten years	56,448	55,880	67,103	67,665
Due after ten years	74,675	73,337	51,230	52,581

Total	$189,700	$187,367	$168,182	$169,544

    The following table summarizes the realized gains and losses and proceeds from sales of securities for the years ended December 31, 2015, 2014 and 2013:

	(dollars in thousands)
	2015	2014	2013

Gross realized gains	$53,453	$64,437	$46,647
Gross realized losses	(18,989)	(46,258)	(21,685)
Proceeds from sales	640,217	438,941	605,364

Investment in associated companies

    Investments in associated companies were as follows at December 31, 2015 and 2014:

	(dollars in thousands)
	2015	2014

National Rural Utilities Cooperative Finance Corporation (CFC)	$24,040	$24,030
CT Parts, LLC	11,067	9,939
Georgia Transmission Corporation	25,872	24,254
Georgia System Operations Corporation	7,200	5,200
Other	3,831	3,945

Total	$72,010	$67,368

    The CFC investments consist of capital term certificates required in connection with our membership in CFC and a voluntary investment in CFC member capital securities. Accordingly, there is no market for these investments. The investments in Georgia Transmission represent capital credits. The investments in Georgia System Operations represent loan advances. Repayments of these advances are expected by December 2020.

    CT Parts, LLC is an affiliated organization formed by us and Smarr EMC for the purpose of purchasing and maintaining spare parts inventory and for the administration of contracted services for combustion turbine generation facilities. Such investment is recorded at cost.

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

    In 2012, we terminated five of the six lease transactions prior to the end of their lease terms. The remaining lease in place represented approximately 10% of the original lease transactions. We have a guarantee for the basic rental payments under the remaining lease. The fair value amount relating to the guarantee of basic rent payments is immaterial to us principally due to the high credit rating of the payment undertaker. The basic rental payments remaining through the end of the lease are approximately $59,209,000.

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

    The difference between the statutory federal income tax rate on income before income taxes and our effective income tax rate is summarized as follows:

	2015	2014	2013

Statutory federal income tax rate	35.0%	35.0%	35.0%
Patronage exclusion	(34.7%)	(34.4%)	(33.3%)
Other	(0.3%)	(0.6%)	(1.7%)

Effective income tax rate	0.0%	0.0%	0.0%

    The components of our net deferred tax assets and liabilities as of December 31, 2015 and 2014 were as follows:

	(dollars in thousands)
	2015	2014

Deferred tax assets
Net operating losses	$29,724	$29,724
Tax credits (alternative minimum tax and other)	1,198	1,275
Accounting for Rocky Mountain transactions	348,779	348,460
Other assets	107,527	100,203

Deferred tax assets	487,228	479,662
Less: Valuation allowance	(29,724)	(30,999)

Net deferred tax assets	$457,504	$448,663

Deferred tax liabilities
Depreciation	$426,173	$444,139
Accounting for Rocky Mountain transactions	167,907	165,462
Other liabilities	131,454	112,732

Deferred tax liabilities	725,534	722,333

Net deferred tax liabilities	268,030	273,670
Less: Patronage exclusion	(268,030)	(273,670)

Net deferred taxes	$–	$–

    As of December 31, 2015, we have federal tax net operating loss carryforwards and alternative minimum tax credits as follows:

	(dollars in thousands)

Expiration Date	Alternative Minimum Tax Credits	NOLs

2018	$–	$61,533
2019	–	10,516
2020	–	4,362
None	1,198	–

	$1,198	$76,411

    The net operating loss expiration dates start in the year 2018 and end in the year 2020. Due to the tax basis method for allocating patronage and as shown by the above valuation allowance, it is not more likely than not that the deferred tax asset to the net operating losses will be realized. On December 18, 2015, the President signed into law the Protecting Americans from Tax Hikes Act of 2015. The law extends to ability for us to make an election to accelerate AMT credits in lieu of bonus depreciation through 2019. We intend to make this election for tax years ended December 31, 2015 through December 31, 2017 and expect to monetize the entire balance of tax credits by the tax year ended December 31, 2017.

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

    We file a U.S. federal consolidated income tax return. The U.S. federal statute of limitations remains open for the year 2012 forward. State jurisdictions have statutes of limitations generally ranging from three to five years from the filing of an income tax return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. Years still open to examination by tax authorities in major state jurisdictions include 2012 forward. We have no liabilities recorded for uncertain tax positions.

6. Capital leases:

    In 1985, we sold and subsequently leased back from four purchasers their 60% undivided ownership interest in Scherer Unit No. 2. The gain from the sale is being amortized over the terms of the leases. Three of the leases have lease terms through December 31, 2027, and one lease extends through June 30, 2031. The assumed interest rate at inception on the lease obligation is 11.05%.

    The minimum lease payments under the capital leases together with the present value of the net minimum lease payments as of December 31, 2015 are as follows:

Year Ending December 31,	(dollars in thousands)

Scherer Unit No. 2

2016	$14,949
2017	14,949
2018	14,949
2019	14,949
2020	14,949
2021-2031	115,331

Total minimum lease payments	190,076
Less: Amount representing interest	(89,620)

Present value of net minimum lease payments	100,456
Less: Current portion	(3,955)

Long-term balance	$96,501

    The Scherer No. 2 lease is reported as a capital lease. For rate-making purposes, however, we include the actual lease payments in our cost of service. The difference between lease payments and the aggregate of the amortization on the capital lease asset and the interest on the capital lease obligation is recognized as a regulatory asset or regulatory liability on the consolidated balance sheet. Capital lease amortization is recorded in depreciation and amortization expense.

    In 2000, we entered into a power purchase and sale agreement with Doyle I, LLC (Doyle Agreement), an affiliate of one of our members, to purchase all of the output from a five-unit generation facility (Doyle) for a period of 15 years, through August 24, 2015. We exercised our purchase option and acquired the facility on August 24, 2015.

7. Debt:

    Long-term debt consists of first mortgage notes payable to the United States of America acting through the Federal Financing Bank (FFB) and guaranteed by the Rural Utilities Service or the U.S. Department of Energy, first mortgage bonds payable (FMBs), first mortgage notes issued in conjunction with the sale by public authorities of pollution control revenue bonds (PCBs) and first mortgage notes payable to CoBank and CFC. Substantially all of our owned tangible and certain of our intangible assets are pledged under our first mortgage indenture as collateral for the Federal Financing Bank notes, the first mortgage bonds, the first mortgage notes issued in conjunction with the sale of pollution control revenue bonds, and the CoBank and CFC first mortgage notes.

    Maturities for long-term debt and capital lease obligations through 2020 are as follows:

	(dollars in thousands)
	2016	2017	2018	2019	2020

FFB	$145,846	$143,110	$148,210	$153,233	$156,998
FMBs	1,010	1,010	1,010	351,010	1,010
PCBs(1)	37,352	37,352	37,352	–	181,075
CFC	891	937	984	1,035	391
CoBank	786	885	996	719	–

	185,885	183,294	188,552	505,997	339,474
Capital Leases	3,955	4,404	4,905	5,462	6,082

Total	$189,840	$187,698	$193,457	$511,459	$345,556

(1)
In addition to regularly scheduled principal payments on the bonds, this includes amounts that would be due if the credit support facilities for the Series 2009 and Series 2010 pollution control bonds were drawn upon and became payable in accordance with their terms, such as would occur if the credit facility providing the support was not renewed or extended at its expiration date. These amounts equal $37 million in each of the years 2016, 2017 and 2018 and $134 million in 2020. We anticipate extending these credit facilities before their expiration. The nominal maturities of the Series 2009 and Series 2010 pollution control bonds range from 2030 through 2038.

    The weighted average interest rate on our long-term debt at December 31, 2015 and 2014 was 4.45% and 4.55%, respectively.

    Long-term debt principal and the associated unamortized debt issuance costs and debt discounts at December 31, 2015 and December 31, 2014 are as follows:

	2015		2014
	Principal	Unamortized Debt Issuance Costs and Debt Discounts	Principal	Unamortized Debt Issuance Costs and Debt Discounts

	(dollars in thousands)
FFB	$3,777,540	$56,851	$3,456,953	$58,417
FMBs	2,809,093	32,002	2,810,103	33,782
PCBs	980,770	9,135	980,770	9,740
CFC	4,238	–	5,085	–
CoBank	3,386	–	4,084	–

	$7,575,027	$97,988	$7,256,995	$101,939

    We use the effective interest rate method to amortize debt issuance costs and debt discounts as well as the straight-line method when the results approximate those of the effective interest rate method. Unamortized debt issuance costs and debt discounts are being amortized to expense over the life of the respective debt issues.

a)
Department of Energy Loan Guarantee:

    Pursuant to the loan guarantee program established under Title XVII of the Energy Policy Act of 2005 (the "Title XVII Loan Guarantee Program"), we and the U.S. Department of Energy, acting by and through the Secretary of Energy, entered into a Loan Guarantee Agreement on February 20, 2014 pursuant to which the Department of Energy agreed to guarantee our obligations under the Note Purchase Agreement dated as of February 20, 2014 (the "Note Purchase Agreement"), among us, the Federal Financing Bank and the Department of Energy and two future advance promissory notes, each dated February 20, 2014, made by us to the Federal Financing Bank (the "Federal Financing Bank Notes" and together with the Note Purchase Agreement, the "FFB Credit Facility Documents"). The FFB Credit Facility Documents provide for a multi-advance term loan facility (the "Facility"), under which we may make long-term loan borrowings through the Federal Financing Bank.

    Proceeds of advances made under the Facility will be used to reimburse us for a portion of certain costs of construction relating to Vogtle Units No. 3 and No. 4 that are eligible for financing under the Title XVII Loan Guarantee Program. Aggregate borrowings under the Facility may not exceed $3,057,069,461 of which $335,471,604 is designated for capitalized interest.

    Advances may be requested under the Facility on a quarterly basis through December 31, 2020. During 2015, we received advances under the Facility totaling $270,000,000. At December 31, 2015, aggregate DOE-guaranteed borrowings totaled $1,180,628,000, including capitalized interest.

b)
Rural Utilities Service Guaranteed Loans:

    During 2015, we received advances on Rural Utilities Service-guaranteed Federal Financing Bank loans totaling $153,637,000 for long-term financing of general and environmental improvements at existing plants.

    In January 2016, we received an additional $7,998,000 in advances on Rural Utilities Service-guaranteed Federal Financing Bank loans for long-term financing of general and environmental improvements at existing plants.

c)
Credit Facilities:

    On March 23, 2015, we entered into a 5-year $1,210,000,000 credit agreement with a syndicate of thirteen lenders, led by the National Rural Utilities Cooperative Finance Corporation as administrative agent.

    As of December 31, 2015, we had a total of $1,610,000,000 of committed credit arrangements comprised of four separate facilities with maturity dates that range from November 2016 to March 2020. These credit facilities are for general working capital purposes, issuing letters of credit and backing up outstanding commercial paper. Under our unsecured committed lines of credit that we had in place at December 31, 2015, we had the ability to issue letters of credit totaling $760,000,000 in the aggregate, of which $509,000,000 remained available. At December 31, 2015, we had 1) $251,000,000 under these lines of credit in the form of issued letters of credit supporting variable rate demand bonds and collateral postings to third parties, and 2) $261,000,000 dedicated under one of these lines of credit to support a like amount of commercial paper that was outstanding.

    The weighted average interest rate on short-term borrowings at December 31, 2015 and December 31, 2014 was 0.43% and 0.28%, respectively.

8. Electric plant, construction and related agreements:

a. Electric plant

    We, along with Georgia Power, have entered into agreements providing for the purchase and subsequent joint operation of certain electric generating plants. Each co-owner is responsible for providing its' own financing. The plant investments disclosed in the table below represent our undivided interest in each plant. A summary of our plant investments and related accumulated depreciation as of December 31, 2015 and 2014 is as follows:

	2015		2014
	(dollars in thousands)
Plant	Investment	Accumulated Depreciation	Investment	Accumulated Depreciation

In-service(1)
Owned property
Vogtle Units No. 1 & No. 2 (Nuclear – 30% ownership)	$2,869,142	$(1,674,431)	$2,805,310	$(1,634,062)
Vogtle Units No. 3 & No. 4 (Nuclear – 30% ownership)	22,557	(891)	18,267	(637)
Hatch Units No. 1 & No. 2 (Nuclear – 30% ownership)	767,019	(391,822)	695,392	(377,902)
Wansley Units No. 1 & No. 2 (Fossil – 30% ownership)	499,180	(163,266)	474,740	(157,543)
Scherer Unit No. 1 (Fossil – 60% ownership)	1,086,435	(332,493)	1,067,777	(318,990)
Doyle (Combustion Turbine – 100% leasehold)(2)	124,051	(90,590)	126,990	(95,644)
Rocky Mountain Units No. 1, No. 2 & No. 3 (Hydro – 75% ownership)	600,640	(222,888)	587,762	(211,010)
Hartwell (Combustion Turbine – 100% ownership)	226,737	(103,111)	224,512	(98,696)
Hawk Road (Combustion Turbine – 100% ownership)	243,517	(70,832)	242,293	(65,931)
Talbot (Combustion Turbine – 100% ownership)	290,463	(111,617)	289,020	(102,947)
Chattahoochee (Combined cycle – 100% ownership)	310,788	(114,914)	308,943	(106,633)
Smith (Combined cycle – 100% ownership)	601,903	(166,324)	579,486	(151,677)
Wansley (Combustion Turbine – 30% ownership)	3,582	(3,513)	3,582	(3,377)
Transmission plant	90,195	(50,786)	88,031	(49,132)
Other	116,396	(73,442)	112,431	(63,427)
Property under capital lease:
Scherer Unit No. 2 (Fossil – 60% leasehold)	743,543	(354,918)	720,705	(325,082)

Total in-service	$8,596,148	$(3,925,838)	$8,345,241	$(3,762,690)

Construction work in progress
Vogtle Units No. 3 & No. 4	$2,724,543		$2,268,344
Environmental and other generation improvements	143,723		104,600
Other	403		1,448

Total construction work in progress	$2,868,669		$2,374,392

(1)
Amounts include plant acquisition adjustments at December 31, 2015 and 2014 of $196,000,000.
(2)
On August 20, 2015, we acquired Doyle which we previously operated under a capital lease.

    Our proportionate share of direct expenses of joint operation of the above plants is included in the corresponding operating expense captions (e.g., fuel, production) on the accompanying Statement of Revenues and Expenses.

b. Construction

    In 2008, Georgia Power, acting for itself and as agent for us, the Municipal Electric Authority of Georgia, and the City of Dalton, Georgia, acting by and through its Board of Water, Light and Sinking Fund Commissioners, doing business as Dalton Utilities (collectively, the Co-owners) and Westinghouse Electric Company LLC and Stone & Webster, Inc. (collectively, the Contractor) entered into an Engineering, Procurement and Construction Agreement (the EPC Agreement). Pursuant to the EPC Agreement, the Contractor will design, engineer, procure, construct and test two 1,100 megawatt nuclear units using the Westinghouse AP1000 technology and related facilities at Plant Vogtle Units No. 3 and No. 4. Our ownership interest and proportionate share of the cost to construct these units is 30%.

    Under the EPC Agreement, the Co-owners will pay a purchase price that is subject to certain price escalations and adjustments, including fixed escalation amounts and certain index-based adjustments, as well as adjustments for change orders and performance bonuses. The EPC Agreement also provides for liquidated damages upon the Contractor's failure to fulfill the schedule and performance guarantees, subject to a cap. In addition, the EPC Agreement provides for limited cost sharing by the Co-owners for increases to Contractor costs under certain conditions. The maximum amount of additional capital costs under this provision attributable to us is $75,000,000. Each Co-owner is severally, not jointly, liable to the Contractor for its proportionate share, based on ownership interest, of all amounts owed under the EPC Agreement. As agent for the Co-owners, Georgia Power has designated Southern Nuclear Operating Company as its agent for contract management.

    On December 31, 2015, Westinghouse acquired Stone & Webster, Inc. from Chicago Bridge & Iron Co. N.V. (the Acquisition). In connection with the Acquisition, Stone & Webster, Inc. changed its name to WECTEC Global Project Services Inc. (WECTEC). Certain obligations of Westinghouse and Stone & Webster, Inc. have been guaranteed by Toshiba Corporation, Westinghouse's parent company, and The Shaw Group Inc., a subsidiary of Chicago Bridge & Iron, respectively. On March 9, 2016, in connection with the Acquisition and pursuant to the settlement agreement described below, the guarantee of The Shaw Group was terminated. The guarantee of Toshiba remains in place. Additionally, as a result of recent credit rating downgrades of Toshiba, Westinghouse has provided the Co-owners with letters of credit of approximately of $900,000,000 in accordance with, and subject to adjustment under, the terms of the EPC Agreement. In the event of certain credit rating downgrades of any Co-owner, such Co-owner will be required to provide a letter of credit or other credit enhancement.

    The Co-owners may terminate the EPC Agreement at any time for their convenience, provided that the Co-owners will be required to pay certain termination costs. The Contractor may also terminate the EPC Agreement under certain circumstances, including certain suspension or delays of work by the Co-owners, action by a governmental authority to stop work permanently, certain breaches of the EPC Agreement by the Co-owners, Co-owner insolvency, and certain other events.

    The Nuclear Regulatory Commission certified the Westinghouse AP1000 Design Control Document (DCD) in late 2011. In early 2012, the Nuclear Regulatory Commission issued combined construction and operating licenses for Vogtle Units No. 3 and No. 4 which allowed full construction to begin. There have been technical and procedural challenges to the construction and licensing of Vogtle Units No. 3 and No. 4 at the federal and state levels, and additional challenges may arise as construction proceeds.

    In 2012, the Co-owners and the Contractor commenced litigation regarding the costs associated with design changes to the DCD and the delays in the timing of approval of the DCD and issuance of the combined construction and operating licenses, including the assertion by the Contractor that the Co-owners are responsible for these costs under the terms of the EPC Agreement. The Contractor also asserted that it was entitled to extensions of the guaranteed substantial completion dates of April 2016 and April 2017 for Vogtle Units No. 3 and No. 4, respectively. In May 2014, the Contractor filed an amended claim alleging that (i) the design changes to the DCD imposed by the Nuclear Regulatory Commission delayed module production and the impacts to the Contractor are recoverable by the Contractor under the EPC Agreement and (ii) the changes to the basemat rebar design required by the Nuclear Regulatory Commission caused additional costs and delays recoverable by the Contractor under the EPC Agreement. In June 2015, the Contractor updated its estimated damages, based on our ownership interest, to an aggregate of approximately $470,000,000 (in 2015 dollars). The case was pending in the U.S. District Court for the Southern District of Georgia (the Vogtle Construction Litigation).

    On December 31, 2015, Westinghouse and the Co-owners entered into a definitive settlement agreement (the Settlement Agreement) to resolve disputes between the Co-owners and the Contractor under the EPC Agreement, including the Vogtle Construction Litigation. Effective December 31, 2015, Georgia Power, acting for itself and as agent for the other Co-owners, and the Contractor entered into an amendment to the EPC Agreement to implement the Settlement Agreement. The Settlement Agreement and the related amendment to the EPC Agreement (i) restrict the Contractor's ability to seek further increases in the contract price by clarifying and limiting the circumstances that constitute nuclear regulatory changes in law; (ii) provide for enhanced dispute resolution procedures; (iii) revise the guaranteed substantial completion dates to match the currently estimated in-service dates of June 30, 2019 for Unit No. 3 and June 30, 2020 for Unit No. 4; (iv) provide that delay liquidated damages will now commence from the currently estimated nuclear fuel loading date for each unit, which is December 31, 2018 for Unit No. 3 and December 31, 2019 for Unit No. 4, rather than the original guaranteed substantial completion dates under the EPC Agreement; and (v) provide that we, based on our ownership interest, will pay to the Contractor and capitalize to the project cost approximately $230,000,000, of which we have paid (a) approximately $80,000,000 prior to the Settlement Agreement under the dispute resolution procedures of the EPC Agreement and (b) approximately $80,000,000 subsequent to December 31, 2015 under the terms of the Settlement Agreement. In addition, the Settlement Agreement provides for the resolution of other open existing items relating to the scope of the project under the EPC Agreement, including cyber security. Further, as part of the settlement and in connection with the Acquisition: (i) Westinghouse has engaged Fluor Enterprises, Inc., a subsidiary of Fluor Corporation, as a new construction subcontractor; and (ii) the Co-owners, Chicago Bridge & Iron, and The Shaw Group have entered into mutual releases of any and all claims arising out of events or circumstances in connection with the construction of Vogtle Units No. 3 and No. 4 that occurred on or before December 31, 2015. On January 5, 2016, the Vogtle Construction Litigation was dismissed with prejudice.

    Our previously disclosed project budget, which includes capital costs, allowance for funds used during construction and a contingency amount, is $5,000,000,000, even after payments contemplated by the Settlement Agreement. As of December 31, 2015, our total investment in the additional Vogtle units was $2,888,000,000.

    Processes are in place that are designed to assure compliance with the requirements specified in the DCD and the combined construction and operating licenses, including inspections by Southern Nuclear and the Nuclear Regulatory Commission that occur throughout construction. As a result of such compliance processes, certain license amendment requests have been filed and approved or are pending before the Nuclear Regulatory Commission. Various design and other licensing-based compliance issues may arise as construction proceeds, which may result in additional license amendments or require other resolution. If any license amendment requests or other licensing-based compliance issues are not resolved in a timely manner, there may be further delays in the project schedule that could result in increased costs to the Co-owners, the Contractor, or both.

    In addition, as construction continues, the risk remains that challenges with the Contractor's performance including additional challenges in its fabrication, assembly, delivery, and installation of the shield building and structural modules could further impact the revised forecasted completion dates and cost and the Contractor must improve its schedule performance in order to mitigate this risk. Also, delays in the receipt of the remaining permits necessary for the operation of Vogtle Units No. 3 and No. 4 or other issues could arise and may further impact the project schedule and cost.

    Future claims by the Contractor or Georgia Power, on behalf of the Co-owners, could arise throughout construction. These claims may be resolved through formal and informal dispute resolution procedures under the EPC Agreement and, under the enhanced dispute resolution procedures, may be resolved through litigation after the completion of nuclear fuel load for both units.

    The ultimate outcome of these matters cannot be determined at this time.

9. Employee benefit plans:

    Our retirement plan is a contributory 401(k) that covers substantially all employees. An employee may contribute, subject to IRS limitations, up to 60% of his or her eligible annual compensation. At our discretion, we may match the employee's contribution and have done so each year of the plan's existence. Our current policy is to match the employee's contribution as long as there is sufficient margin to do so. The match, which is calculated each pay period, currently can be equal to as much as three-quarters of the first 6% of an employee's eligible compensation, depending on the amount and timing of the employee's contribution. Our contributions to the matching feature of the plan were approximately $1,310,000, $1,205,000 and $1,161,000 in 2015, 2014 and 2013, respectively.

    Our 401(k) plan also includes an employer retirement contribution feature, which subject to IRS limitations, contributes 8% of an employee's eligible annual compensation. Our contributions to the employer retirement contribution feature of the 401(k) plan were approximately $2,611,000, $2,441,000 and $2,289,000 in 2015, 2014 in 2013, respectively.

10. Nuclear insurance:

    The Price-Anderson Act limits public liability claims that could arise from a single nuclear incident to $13,500,000,000. This amount is covered by private insurance and a mandatory program of deferred premiums that could be assessed against all owners of nuclear power reactors. Such private insurance provided by American Nuclear Insurers (ANI), is carried by Georgia Power for the benefit of all the co-owners of Plants Hatch and Vogtle. Agreements of indemnity have been entered into by and between each of the co-owners and the NRC. In the event of a nuclear incident involving any commercial nuclear facility in the country involving total public liability in excess of $375,000,000, a licensee of a nuclear power plant could be assessed a deferred premium of up to $127,000,000 per incident for each licensed reactor operated by it, but not more than $19,000,000 per reactor per incident to be paid in a calendar year. On the basis of our ownership interest in four nuclear reactors, we could be assessed a maximum of $152,000,000 per incident, but not more than $23,000,000 in any one year. Both the maximum assessment per reactor and the maximum yearly assessment are adjusted for inflation at least every five years, and exclude any applicable state premium taxes. The next scheduled adjustment is due no later than September 10, 2018.

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

    Under each of the NEIL policies, members are subject to retroactive assessments in proportion to their premiums, if losses each year exceed the accumulated reserve funds available to the insurer. The portion of the current maximum annual assessment for Georgia Power that would be payable by Oglethorpe based on ownership share, is limited to approximately $41,000,000.

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

11. Commitments:

a. Operating leases

    As of December 31, 2015, our estimated minimum rental commitments for our railcar leases for use at our coal-fired facilities over the next five years and thereafter are as follows:

(dollars in thousands)

2016	$5,318
2017	5,318
2018	5,318
2019	2,950
2020	588
Thereafter	–

    The rental expenses for the railcar leases are added to the cost of the fossil inventories and are recognized in fuel expense. Rental expenses totaled $4,849,000, $5,139,000 and $5,213,000 in 2015, 2014 and 2013, respectively.

b. Fuel

    To supply a portion of the fuel requirements to our generating units, Southern Nuclear on our behalf for nuclear fuel, and Georgia Power, on our behalf for coal, have entered into various long-term commitments for the procurement of coal and nuclear fuel. The contracts in most cases contain provision for price escalations, minimum and maximum purchase levels and other financial commitments. The value of the coal commitments is based on maximum coal prices and minimum volumes as provided in the contracts and does not include taxes, transportation, government impositions or railcar costs. For further discussion of total nuclear fuel expense, see Note 1h. As of December 31, 2015, our estimated minimum long-term commitments are as follows:

	(dollars in thousands)
	Coal	Nuclear Fuel

2016	$29,658	$55,400
2017	15,342	27,800
2018	8,117	29,200
2019	–	24,300
2020	–	21,700
Thereafter	–	60,800

12. Contingencies and Regulatory Matters:

    We do not anticipate that the liabilities, if any, for any current proceedings against us will have a material effect on our financial condition or results of operations. However, at this time, the ultimate outcome of any pending or potential litigation cannot be determined.

a. Nuclear Construction

    In 2012, the Co-owners and the Contractor commenced litigation regarding the costs associated with design changes to the DCD and the delays in the timing of approval of the DCD and issuance of the combined construction and operating licenses, including the assertion by the Contractor that the Co-owners are responsible for these costs under the terms of the EPC Agreement. The Contractor also asserted that it was entitled to extensions of the guaranteed substantial completion dates of April 2016 and April 2017 for Vogtle Units No. 3 and No. 4, respectively. In May 2014, the Contractor filed an amended claim alleging that (i) the design changes to the DCD imposed by the Nuclear Regulatory Commission delayed module production and the impacts to the Contractor are recoverable by the Contractor under the EPC Agreement and (ii) the changes to the basemat rebar design required by the Nuclear Regulatory Commission caused additional costs and delays recoverable by the Contractor under the EPC Agreement. In June 2015, the Contractor updated its estimated damages, based on our ownership interest, to an aggregate of approximately $470,000,000 (in 2015 dollars). The Vogtle Construction Litigation was pending in the U.S. District Court for the Southern District of Georgia.

    On December 31, 2015, Westinghouse and the Co-owners entered into the Settlement Agreement to resolve disputes between the Co-owners and the Contractor under the EPC Agreement, including the Vogtle Construction Litigation. Effective December 31, 2015, Georgia Power, acting for itself and as agent for the other Co-owners, and the Contractor entered into an amendment to the EPC Agreement to implement the Settlement Agreement. The Settlement Agreement and the related amendment to the EPC Agreement (i) restrict the Contractor's ability to seek further increases in the contract price by clarifying and limiting the circumstances that constitute nuclear regulatory changes in law; (ii) provide for enhanced dispute resolution procedures; (iii) revise the guaranteed substantial completion dates to match the currently estimated in-service dates of June 30, 2019 for Unit No. 3 and June 30, 2020 for Unit No. 4; (iv) provide that delay liquidated damages will now commence from the currently estimated nuclear fuel loading date for each unit, which is December 31, 2018 for Unit No. 3 and December 31, 2019 for Unit No. 4, rather than the original guaranteed substantial completion dates under the EPC Agreement; and (v) provide that we, based on our ownership interest, will pay to the Contractor and capitalize to the project cost approximately $230,000,000, of which we have paid (a) approximately $80,000,000 prior to the Settlement Agreement under the dispute resolution procedures of the EPC Agreement and (b) approximately $80,000,000 subsequent to December 31, 2015 under the terms of the Settlement Agreement. In addition, the Settlement Agreement provides for the resolution of other open existing items relating to the scope of the project under the EPC Agreement, including cyber security. Further, as part of the settlement and in connection with the Acquisition: (i) Westinghouse has engaged Fluor Enterprises, Inc., a subsidiary of Fluor Corporation, as a new construction subcontractor; and (ii) the Co-owners, Chicago Bridge & Iron, and The Shaw Group have entered into mutual releases of any and all claims arising out of events or circumstances in connection with the construction of Vogtle Units No. 3 and No. 4 that occurred on or before December 31, 2015. On January 5, 2016, the Vogtle Construction Litigation was dismissed with prejudice.

    Future claims by the Contractor or Georgia Power, on behalf of the Co-owners, could arise throughout construction. These claims may be resolved through formal and informal dispute resolution procedures under the EPC Agreement and, under the enhanced dispute resolution procedures, may be resolved through litigation after the completion of nuclear fuel load for both units.

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

14. Quarterly financial data (unaudited):

    Summarized quarterly financial information for 2015 and 2014 is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(dollars in thousands)
2015
Operating revenues	$339,778	$343,741	$368,664	$297,642
Operating margin	68,260	63,494	69,287	56,417
Net margin	15,369	10,852	15,908	6,212
2014
Operating revenues	$367,300	$355,983	$369,405	$315,475
Operating margin	69,857	69,600	70,685	49,255
Net margin	19,223	17,196	14,453	(4,237)

    The decrease in net margin in the fourth quarter of 2015 and the negative net margins in the fourth quarter of 2014 were due to reductions to revenue requirements in order to achieve the targeted margins for interest ratio of 1.14.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Members of Oglethorpe Power Corporation

    We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of Oglethorpe Power Corporation as of December 31, 2015 and 2014, and the related consolidated statements of revenues and expenses, comprehensive margin, patronage capital and membership fees and accumulated other comprehensive margin (deficit), and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oglethorpe Power Corporation at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Atlanta, Georgia
March 28, 2016

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

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

    Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2015 in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods in SEC rules and forms, including a reasonable level of assurance that information we are required to disclose in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

    Based on our evaluation under the framework in Internal Control – Integrated Framework (2013 framework) issued by Committee of Sponsoring Organizations, our management concluded that our internal control over financial reporting was effective as of December 31, 2015 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

    There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Executive Officer and Director Biographies

    Our executive officers and directors are as follows:

Name	Age	Position

Executive Officers:
Michael L. Smith	56	President and Chief Executive Officer
Michael W. Price	55	Executive Vice President and Chief Operating Officer
Elizabeth B. Higgins	47	Executive Vice President and Chief Financial Officer
William F. Ussery	51	Executive Vice President, Member and External Relations
W. Clayton Robbins	69	Senior Vice President, Governmental Affairs
Charles W. Whitney	69	Senior Vice President and General Counsel
Jami G. Reusch	53	Vice President, Human Resources
Directors:
Bobby C. Smith, Jr.	62	Chairman and At-Large Director
Marshall S. Millwood	66	Vice-Chairman and At-Large Director
Jimmy G. Bailey	67	At-Large Director
George L. Weaver	67	Member Group Director (Group 1)
James I. White	70	Member Group Director (Group 1)
Danny L. Nichols	51	Member Group Director (Group 2)
Sammy G. Simonton	74	Member Group Director (Group 2)
Randy Crenshaw	63	Member Group Director (Group 3)
M. Anthony Ham	64	Member Group Director (Group 3)
Fred A. McWhorter	69	Member Group Director (Group 4)
Jeffrey W. Murphy	52	Member Group Director (Group 4)
Ernest A. "Chip" Jakins III	46	Member Group Director (Group 5)
Wm. Ronald Duffey	74	Outside Director

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

Executive Officer Biographies

    Michael L. Smith is our President and Chief Executive Officer and has served in that capacity since November 2013. Prior to joining Oglethorpe, Mr. Smith served as Georgia Transmission's President and Chief Executive Officer from 2005 to 2013 after he joined Georgia Transmission as its Senior Vice President and Chief Financial Officer in 2003. From 2002 to 2003, Mr. Smith co-founded and served as the Executive Director of the Committee of Chief Risk Officers. From 1997 to 2002, Mr. Smith held multiple positions at

Mirant Corporation, most recently as Vice President and Global Risk Officer. From 1994 to 1997, he was Manager of Planning and Evaluation for Vastar Resources and prior to that he worked at ARCO in various positions from 1983 to 1994. Mr. Smith has a Bachelor's degree in Business Law and a Masters of Business Administration in Finance from Louisiana State University. Mr. Smith is on the board of directors for both the SERC Reliability Corporation and Association of Edison Illuminating Companies. Mr. Smith is also on the board of directors of the Georgia Chamber of Commerce and for ACES Power Marketing.

    Michael W. Price is our Executive Vice President and Chief Operating Officer and has served in that office since February 1, 2000. In October 2008, Mr. Price's title changed from Chief Operating Officer to his current title. Mr. Price was employed by Georgia System Operations from January 1999 to January 2000, first as Senior Vice President and then as Chief Operating Officer. He served as Vice President of System Planning and Construction of Georgia Transmission from May 1997 to December 1998. He served as a manager of system control of Georgia System Operations from January to May 1997. From 1986 to 1997, Mr. Price was employed by Oglethorpe in the areas of control room operations, system planning, construction and engineering, and energy management systems. Prior to joining Oglethorpe, he was a field test engineer with the Tennessee Valley Authority from 1983 to 1986. Mr. Price has a Bachelor of Science degree in Electrical Engineering from Auburn University. Mr. Price is on the board of directors for SERC Reliability Corporation and ACES Power Marketing. He is also a member of the Research Advisory Committee of the Electric Power Research Institute.

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

    William F. Ussery is our Executive Vice President, Member and External Relations and has served in that office since October 2005. In October 2008, Mr. Ussery's title changed from Senior Vice President, Member and External Relations to his current title. Mr. Ussery previously served as Vice President and Assistant Chief Operating Officer of Oglethorpe from November 2003 to October 2005. Prior to joining Oglethorpe in 2001, Mr. Ussery held several key positions, including Chief Operating Officer, Vice President of Engineering and System Engineer at Sawnee Electric Membership Corporation. Mr. Ussery holds a Bachelor of Science degree in Electrical Engineering from Auburn University and an associate degree in Science from Middle Georgia College. Mr. Ussery is on the board of directors for the National Renewables Cooperative Organization. Since March 2007, Mr. Ussery has served as a board member of the Council on Alcohol and Drugs, Inc. and previously served as its Chairman of the Board.

    W. Clayton Robbins is our Senior Vice President, Governmental Affairs and has served in that office since October 2008. Prior to that Mr. Robbins was Senior Vice President, Government Relations and Chief Administrative Officer from July 2006 until October 2008, and as Chief Administrative Officer from January 2006 until July 2006. He also served as Senior Vice President, Administration and Risk Management of Oglethorpe from October 2002 to December 2006; and served as Senior Vice President, Finance and Administration of Oglethorpe from November 1999 to September 2002. Mr. Robbins served as Senior Vice President and General Manager of Intellisource, Inc. from February 1997 to October 1999. Prior to that, Mr. Robbins held several senior management and executive management positions at Oglethorpe beginning in 1986. Before joining Oglethorpe, Mr. Robbins spent 18 years with Stearns-Catalytic

World Corporation, a major engineering and construction firm, including 13 years in management positions responsible for human resources, information systems, contracts, insurance, accounting, and project development. Mr. Robbins has a Bachelor of Arts degree in Business Administration from the University of North Carolina at Charlotte. Mr. Robbins serves as our director for the American Coalition for Clean Coal Electricity.

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

Director Biographies

    Jimmy G. Bailey is an at-large director. Mr. Bailey has served on our board of directors since September 2015 and his present term will expire in March 2019. Mr. Bailey is also a member of the construction project committee. Mr. Bailey is a director of Diverse Power Incorporated, an EMC. Mr. Bailey has owned and operated a construction contracting business since 1970. He also serves as Chairman of Kudzu Networks Inc., a subsidiary of Diverse Power, and is vice president of Georgia Directors Association.

    Randy Crenshaw is a member group director (group 3). Mr. Crenshaw has served on our board of directors since March 2016, and his present term will expire in March 2019. He is also a member of the compensation committee. Mr. Crenshaw is President and Chief Executive Officer of Irwin Electric Membership Corporation and Middle Georgia Electric Membership Corporation. Mr. Crenshaw also serves on the board of directors for Georgia Electric Membership Corporation, where he is the secretary-treasurer and on the executive committee. He is also on the board of directors for Green Power EMC, Smarr EMC and GRESCO Utility Supply, Inc and is a former member of Georgia Systems Operations board of directors. He is also past president of the Irwin/Ocilla Chamber of

Commerce and a member of the Irwin Development Board.

    Wm. Ronald Duffey is an outside director. Mr. Duffey has served on our board of directors since March 1997, and his present term will expire in March 2018. He is also the chairman of the audit committee and served as special liaison between senior management and the board during the search for a successor president and chief executive officer from June to November 2013. Mr. Duffey is the retired Chairman of the Board of Directors of Peachtree National Bank in Peachtree City, Georgia, a wholly owned subsidiary of Synovus Financial Corp. Prior to his employment in 1985 with Peachtree National Bank, Mr. Duffey served as Executive Vice President and Member of the Board of Directors for First National Bank in Newnan, Georgia. He holds a Bachelor of Business Administration degree from Georgia State College with a concentration in finance and has completed banking courses at the School of Banking of the South, Louisiana State University, the American Bankers Association School of Bank Investments, and The Stonier Graduate School of Banking, Rutgers University. Mr. Duffey is a director of Piedmont-Newnan Hospital and of Piedmont Healthcare, where he is chair of the audit and compliance committee and also serves on the executive committee. Mr. Duffey is also a member of the board of directors of the Georgia Chamber of Commerce.

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

    Ernest A. "Chip" Jakins III is a member group director (group 5). Mr. Jakins has served on our board of directors since 2014, and his present term will expire in March 2017. Mr. Jakins is a member of the construction project committee. Mr. Jakins is currently the President and Chief Executive Officer of Jackson Electric Membership Corporation and was previously President and Chief Executive Officer of Carroll Electric Membership Corporation. He is a member of the board of directors of the University of West Georgia Foundation, West Georgia Technical College and Carroll County Sertoma Club. He is also a member of the Carrollton Rotary Club, Carroll County Chamber of Commerce and Georgia Chamber of Commerce. He also serves as a director for Georgia System Operations, for Georgia Electric Membership Corporation where he is a member of the Executive Committee, Economic Development Committee and Workers Compensation Fund Executive Committee, and for Green Power EMC.

    Fred A. McWhorter is a member group director (group 4). Mr. McWhorter has served on our board of directors since September 2012, and his present term will expire in March 2019. He is a member of the construction project committee. Mr. McWhorter serves as Vice Chairman of the Rayle Electric Membership Corporation board of directors. Mr. McWhorter also serves on the board of directors for Georgia Electric Cooperative. He works for the U.S. Postal Service and is owner of F.A. McWhorter Poultry Farms.

    Marshall S. Millwood is the Vice-Chairman of the Board and an at-large director. Mr. Millwood has served on our board of directors since March 2003, and his present term will expire in March 2018. He is also the chairman of the compensation committee. He has been the owner and operator of Marjomil Inc., a poultry and cattle farm in Forsyth County, Georgia, since 1998. He is a director of Sawnee Electric Membership Corporation.

    Jeffrey W. Murphy is a member group director (group 4). Mr. Murphy has served on our board of directors since March 2004, and his present term will expire in March 2018. He is also a member of the audit committee. Mr. Murphy has been the President and Chief Executive Officer of Hart Electric Membership Corporation since May 2002. He is also the Secretary of Georgia Energy Cooperative.

    Danny L. Nichols is a member group director (group 2). Mr. Nichols has served on our board of directors since March 2011, and his present term will expire in March 2017. Mr. Nichols is the chairman of the construction project committee. Mr. Nichols is the General Manager of Colquitt Electric Membership Corporation.

    Sammy G. Simonton is a member group director (group 2). Mr. Simonton has served on our board of directors since October 2012, and his present term will expire in March 2018. He is also a member of the compensation committee. Mr. Simonton is a director of Walton Electric Membership Corporation. Mr. Simonton is currently the owner of Simonton Farms and has previous business affiliations with Meridian Homes, Moreland Altobelli Associates, Inc. and the Georgia Department of Transportation.

    Bobby C. Smith, Jr. is the Chairman of the Board and an at-large director. Mr. Smith has served on our board of directors since May 2008, acting as Chairman since September 2015, and his present term will expire in March 2017. Mr. Smith is a farmer. He is a member of the board of directors of Planters Electric Membership Corporation. He also serves on the board of directors for Georgia Electric Membership Corporation and is Chairman of the Board of the Screven County Development Authority and a member of the Sylvania Lions Club.

    George L. Weaver is a member group director (group 1). Mr. Weaver has served on our board of directors since March 2010, and his present term will expire in March 2019. He is a member of the audit committee. Mr. Weaver has been employed by Central Georgia Electric Membership Corporation since 1970 and is currently serving as President and Chief Executive Officer. Mr. Weaver is currently a director of Southeastern Data Cooperative and is a former director of Federated Rural Electric Insurance Corporation.

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

    Audit Committee.    The audit committee is responsible for assisting the board of directors in its oversight of various aspects of our business, including all material aspects of our financial reporting functions as well as risk assessment and management. Its responsibilities related to financial reporting include selecting our independent accountants, reviewing the plans, scope and results of the audit engagement with our independent accountants, reviewing the independence of our independent accountants and reviewing the adequacy of our internal accounting controls. The audit committee also reviews our policy standards and guidelines for risk assessment and risk management as discussed further under "– Board of Directors' Role in Risk Oversight." The members of the audit committee are currently Ronald Duffey, Jeffrey Murphy, George Weaver and James White. Mr. Duffey is the chairman of the audit committee. The board of directors has determined that Mr. Duffey qualifies as an independent audit committee financial expert.

    Compensation Committee.    The compensation committee is responsible for monitoring adherence with our compensation programs and recommending changes to our compensation programs as needed. Currently, the members of the compensation committee are Marshall Millwood, Randy Crenshaw, Anthony Ham and Sammy Simonton. Mr. Millwood is the chairman of the compensation committee.

    Construction Project Committee.    The construction project committee is responsible for reviewing and making recommendations to our board of directors with regards to major actions or commitments relating to new power plant construction projects and certain existing plant modification projects. Its responsibilities include reviewing and recommending to our board of directors final plant sites, project budgets (including certain modifications to project budgets) and project construction plans, and a quarterly reviewing of and reporting on the status of projects. The members of the construction project committee are currently Danny Nichols, Jimmy Bailey, Chip Jakins and Fred McWhorter. Mr. Nichols is the chairman of the construction project committee.

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

Components of Total Compensation

    The compensation committee determined that compensation packages for the fiscal year ended December 31, 2015 for our executive officers should be comprised of the following three primary components:

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

    We also provide retirement benefits that allow executive officers the opportunity to develop an investment strategy that best meets their retirement needs. We will contribute up to $0.75 of every dollar an executive officer contributes to his or her retirement plan, up to 6% of an executive officer's pay per period. In 2015, we contributed an additional amount equal to 8% of an executive officer's pay per period. This additional amount increased to 11% on January 1, 2016. See "– Nonqualified Deferred Compensation" below for additional information regarding our contributions to our executive officers' retirement plans.

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

    Bonuses.    Our practice has been to, on infrequent occasions, award cash bonuses to senior management related to exemplary performance. Our compensation committee may determine bonus criteria and may recommend discretionary bonuses for our president and chief executive officer to our board of directors for approval. Our president and chief executive officer may determine bonus criteria and issue discretionary bonuses to other members of senior management.

Establishing Compensation Levels

    Role of the Compensation Committee.    The compensation committee annually reviews each of the components of our compensation program for our officers, directors and employees and recommends any changes to our board of directors for approval. To aid in this review, the compensation committee receives a comprehensive report on an annual basis regarding all facets of our compensation program. In order to have a compensation program that is internally consistent and equitable, the compensation committee considers several subjective and objective factors when determining the compensation program. The compensation committee also approves our performance pay program including, the corporate goals related to such program.

    The compensation committee currently reviews and recommends to the board of directors for approval the compensation, including any bonus, for our president and chief executive officer. Some of the factors reviewed include the position's duties and responsibilities, the individual's job performance, experience, longevity of service and overall value provided for our members. Each year, the compensation committee reviews the employment agreement of our president and chief executive officer and makes a recommendation to our board of directors whether it should be extended.

    The compensation committee operates pursuant to a statement of functions that sets forth the committee's objectives and responsibilities. The compensation committee's objective is to review and recommend to the board of directors for approval any changes to various compensation related matters, as well as any significant changes in benefits cost or level of benefits, for the members of the board of directors, the executive officers, and other employees. The compensation committee annually reviews its statement of functions and makes any necessary revisions to ensure its responsibilities are accurately stated.

    Role of Management.    Our president and chief executive officer is the key member of management involved in our compensation process. He annually reviews the compensation of our other executive officers and in certain circumstances provides an adjustment to the executive officers' base salary. Some of the factors the president and chief executive officer considers include the person's relative responsibilities and duties, experience, job performance, longevity of service and overall value provided for our members. Our president and chief executive officer also reviews the executive officers' employment agreements on an annual basis and makes an affirmative decision whether each should be extended. Our president and chief executive officer reports the executive officers' salaries and determination whether to extend the employment agreements to the compensation committee and board of directors annually.

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

    Role of the Board of Directors.    Our board of directors must approve changes recommended by the compensation committee before the changes may take effect. These approvals include the compensation of our president and chief executive officer, the extension of the president and chief executive officers' employment agreement, and the components of our compensation program each year.

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

Corporate Goals for Performance Pay

    We choose to tie performance compensation to selected corporate goals that most appropriately measure our achievement of our strategic objectives. For 2015, our performance measures were divided into the following categories: i) safety, ii) operations, iii) construction and project management, iv) corporate compliance, v) financial and vi) quality. Targeted performance measures in these categories are designed to help us accomplish our corporate goals which will benefit our members, employees and promote responsible environmental stewardship.

    The maximum performance pay each executive officer can receive is 20% of his or her salary and in order to receive the full 20%, 100% of the performance measures must be achieved. The performance measures are weighted to align with our current strategic focus, and goals are reviewed annually, and adjusted in order to reflect any changes in our strategic focus. For example, in 2015, we added a new goal to assess our performance in meeting project deadlines for certain construction projects that we manage. We also review and refine these goals annually and make adjustments as necessary to ensure that we are consistently stretching our expectations and performance. Although some performance measures may stay the same, the applicable threshold may become more difficult. The following provides an overview of the purposes of each category of our corporate goals:

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

    Construction and Project Management.    Our construction and project management goals relate our involvement and management regarding construction at our owned and co-owned generating facilities. Our most significant project is the development and construction of Vogtle Units No. 3 and No. 4. One of the goals measures how well we are managing the project in our role as a Co-owner. Performance is based on our participation on the Project Management Board, the degree and effectiveness of oversight involvement, understanding of the project status and project issues, and timeliness and usefulness of project communications to our members and our board of directors. Our president and chief executive officer will assign a score based on his assessment of the overall effectiveness of our management of the project and submit the score to the construction committee of our board of directors for approval. In 2015, we added a second component to measure the status of the Vogtle project in meeting construction milestones consistent with the current project schedule. In 2015, we also added a goal to assess our performance managing the construction projects that we directly oversee, and we measure our success based on meeting applicable project deadlines.

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

    Financial.    Our financial goals provide direct benefits to our members by lowering power costs. Certain goals are tied to specific financial performance while others focus on emphasizing importance of appropriate and effective internal controls. For example, the cost savings goal is designed to encourage staff to identify and implement strategies that result in cost savings or cost reductions in either the current year or in the long-term. Any cost savings included in this goal must be over and above what would generally be expected. Three other financial goals focus on our internal control over financial reporting or the profitability of off-system sales from Smith.

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

  Assessment of Performance of 2015 Corporate Goals

    The specific corporate performance measures, thresholds, maximums and results for our executive officers' 2015 performance pay were the following:

Performance Category/Description	Performance Measure	Threshold	Maximum	2015 Result	Weight	Weighted Goal Achieved

Safety
Incident Rate	Lost Work Day Cases	0	0	0.3%	4.0%	0.00%
Safety Program(1)	Meetings Completed	50.0%	100.0%	100.0%	3.0%	3.00%
	Safety Programs	62.5%	100.0%	100.0%	4.0%	4.00%
Operations(2)
Rocky Mountain	Start Reliability	100.0%	100.0%	99.8%	2.0%	0.67%
	Peak Season Availability	92.28%	100.0%	99.5%	3.0%	2.96%
	Equivalent Forced Outage Rate	1.50%	0.0%	0.5%	3.0%	2.56%
Combustion Turbine Operations	Start Reliability	99.58-100.0%	100.0%	98.4%	3.0%	1.76%
	Peak Season Availability	96.46-98.29%	100.0%	98.4%	5.0%	4.02%
Chattahoochee	Peak Season Availability	95.30-97.69%	100.0%	97.8%	4.0%	2.97%
	Dispatch Order Percentage	95.0%	100.0%	99.5%	2.0%	1.90%
Smith	Peak Season Availability	95.30-97.69%	100.0%	94.7%	1.0%	0.67%
	Dispatch Order Percentage	95.0%	100.0%	95.8%	1.0%	0.58%
Hatch	Availability	88.35-96.57%	91.28-99.50%	94.4%	1.5%	1.26%
Vogtle	Availability	90.39-98.06%	92.33-100.0%	94.3%	1.5%	0.60%
Scherer	Availability	78.86-94.75%	84.11-90.0%	89.9%	1.5%	1.40%
Wansley	Availability	77.49-94.75%	82.74-100.0%	88.7%	1.5%	1.36%
Construction and Project Management
Vogtle Units No. 3 and No. 4	Oglethorpe Performance	0.0%	100.0%	100.0%	6.0%	6.00%
Oglethorpe Managed Projects	Status of Project	0.0%	100.0%	25.0%	2.0%	0.50%
	Status of Projects	0.0%	100.0%	100.0%	4.0%	4.00%
Corporate Compliance
Environmental	Final Notices of Violation and Letters of Non-Compliance	1 (if fine is ≤ $5,000)	0	0	4.0%	4.00%
	Reportable Spills	1	0	0	4.0%	4.00%
Electric Reliability Standards	Mandatory Electric Reliability Standards Compliance	0 (if not administrative )	0	0	4.0%	4.00%
	Cyber Security Program	0	100.0%	100.0%	4.0%	4.00%
Financial
Cost Saving	Current Year / Long-Term Savings	$0	$35,000,000	100.0%	11.0%	11.00%
Internal Control over Financial Reporting	Significant Deficiency or Material Weakness	0	0	0	1.0%	1.00%
	Control Deficiency(3)	2	0	3	1.0%	0.00%
Off-System Sales	Sales/Profits at Smith	$0	$17,000,000	100.0%	3.0%	3.00%
Quality
Board Satisfaction	Board of Directors Survey	80.0%	100.0%	94.9%	15.0%	14.24%

Total					100.0%	85.45%

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

    As noted above, we achieved 85.45% of our corporate goals for 2015. As a result of achieving 85.45% of our corporate goals, each of our executive officers received performance pay in an amount equal to 85.45% of 20% of his or her base salary. Set forth below is a table showing performance pay figures for each of our executive officers who received performance pay in 2015:

Executive Officer	Performance Pay*

Michael L. Smith	$113,050
Michael W. Price	68,360
Elizabeth B. Higgins	68,873
William F. Ussery	53,833
Charles W. Whitney	59,986

*
Performance pay was calculated based on base salaries as of December 31, 2015. Actual compensation earned in 2015 is reported in the Summary Compensation Table below.

Employment Agreements

  General

    We have an employment agreement with each of our executive officers. We negotiated each of these employment agreements on an arms-length basis, and the compensation committee determined that the terms of each agreement are reasonable and necessary to ensure that our executive officers' goals are aligned with our members' interests and that each performs his or her respective role while acting in our members' best interests. We review these agreements on an annual basis, most recently in December 2015.

    We have an employment agreement with Mr. Smith that extends through December 31, 2018. Mr. Smith's agreement will automatically renew pursuant to the corresponding provision of the agreement for successive one-year periods unless either party provides written notice not to renew the agreement twenty-four months before the expiration of any extended term. Each year, our board of directors makes an affirmative determination as to whether to provide such notice and no such notice has been provided. Mr. Smith's minimum annual base salary under his agreement is $630,000, and is subject to review and adjustment by our board of directors. Mr. Smith is eligible for an annual bonus and to participate in incentive compensation plans generally available to similarly situated employees, determined by our board of directors at its sole discretion. Mr. Smith is also entitled to an automobile or an automobile allowance during the term of the agreement. Mr. Smith's employment agreement contains severance pay provisions.

    We also have employment agreements with Mr. Price, Ms. Higgins, Mr. Ussery, and Mr. Whitney. Pursuant to the automatic renewal provisions of these employment agreements, the current term of each agreement extends through December 31, 2017 and will continue to automatically renew for successive one-year periods unless either party provides written notice not to renew the agreement twelve months before the expiration of any extended term. Each year, our president and chief executive officer makes an affirmative determination as to whether to provide such notice, and no such notices have been provided.

    Minimum annual base salaries under these agreements are $255,116 for Mr. Price, $246,887 for Ms. Higgins, $171,700 for Mr. Ussery, and $300,000 for Mr. Whitney. Salaries are subject to review and possible adjustment as determined by the president and chief executive officer. Each executive is also eligible for an annual bonus and to participate in incentive compensation plans generally available to similarly situated employees, determined by us at our sole discretion. The employment agreements with Mr. Price, Ms. Higgins, Mr. Ussery and Mr. Whitney contain severance pay provisions.

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

Severance is payable only if Mr. Smith signs a form releasing all claims against us within 20 days after his termination date. The maximum severance that would be payable to Mr. Smith in the circumstances described above is $1,475,154.

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

    Pursuant to the terms of their employment agreements, Mr. Price, Ms. Higgins, Mr. Ussery and Mr. Whitney will each be entitled to a lump-sum severance payment if we terminate the executive without cause or if the executive resigns after a demotion or material reduction of his or her position or responsibilities, a reduction of his or her base salary, or a relocation of his or her principal office by more than 50 miles. The severance payment will equal one year of the executive's then current base salary, payable six months after the executive's termination date. In addition, the executive will be entitled to six months of outplacement services and an amount equal to the executive's cost for medical and dental continuation coverage under COBRA for six months. Severance is payable only if the executive signs a form releasing all claims against us within 45 days after his or her termination date. The maximum severance that would be payable to Mr. Price, Ms. Higgins, Mr. Ussery and Mr. Whitney in the circumstances described above is $440,696, $443,432, $341,684 and $383,728, respectively.

Compensation Committee Report

    The Compensation Committee of Oglethorpe Power Corporation has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2015 for filing with the SEC.

Respectfully Submitted,
The Compensation Committee

  Randy Crenshaw
  M. Anthony Ham
  Marshall S. Millwood
  Sammy G. Simonton

Compensation Committee Interlocks and Insider Participation

    Marshall S. Millwood, M. Anthony Ham, Sammy G. Simonton and George L. Weaver served as members of our compensation committee in 2015.

    Mr. Weaver is a director of ours and also the president of Central Georgia Electric Membership Corporation. Central Georgia is a member of ours and has a wholesale power contract with us. Central Georgia's payments of $31.6 million to us in 2015 under its wholesale power contract accounted for 2.3% of our total revenues.

Summary Compensation Table

    The following table sets forth the total compensation paid or earned by each of our executive officers for the fiscal years ended December 31, 2015, 2014 and 2013.

Name and Principal Position	Year		Salary	Bonus	Non-Equity Incentive Plan Compensation	All Other Compensation(1)	Total

Michael L. Smith	2015		$656,250	$–	$113,050	$86,864	$856,164
President and	2014		630,000	–	112,405	76,077	818,482
Chief Executive Officer	2013	(2)	98,135	–	–	9,426	107,561
Michael W. Price	2015		397,500	–	68,360	59,478	525,338
Executive Vice President and	2014		382,968	–	68,692	66,590	518,250
Chief Operating Officer	2013		370,303	15,000	59,008	69,067	513,378
Elizabeth B. Higgins	2015		400,333	–	68,873	61,701	530,907
Executive Vice President and	2014		384,635	–	69,049	58,572	512,256
Chief Financial Officer	2013		363,135	15,000	59,008	61,035	498,178
William F. Ussery	2015		313,333	–	53,833	48,547	415,713
Executive Vice President,	2014		298,228	–	54,418	55,161	407,807
Member and External Relations	2013		285,029	15,000	45,405	53,390	398,824
Charles W. Whitney	2015		349,167	–	59,986	53,486	462,639
Senior Vice President and	2014		330,071	–	60,663	53,112	443,846
General Counsel	2013		325,752	–	52,136	52,009	429,897

(1)
Figures for 2015 consist of matching contributions and contributions made by Oglethorpe under the 401(k) Retirement Savings Plan on behalf of Mr. Smith, Mr. Price, Ms. Higgins, Mr. Ussery, and Mr. Whitney of $33,125, $33,125, $33,125, $30,476, and $30,395, respectively; contributions by Oglethorpe to a nonqualified deferred compensation plan on behalf of Mr. Smith, Mr. Price, Ms. Higgins, Mr. Ussery, and Mr. Whitney, respectively of $38,292, $16,688, $16,351, $8,689 and $11,586; car allowances; paid time off, executive health benefits; customary holiday gifts and service awards.

(2)
Mr. Smith became an Oglethorpe employee in November 2013.

    The following table sets forth the threshold and maximum awards available to the executive officers listed in the Summary Compensation Table who received performance pay for the fiscal year ended December 31, 2015.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
	Grant Date
Name		Threshold	Maximum

Michael L. Smith	N/A	$39,534	$132,300
President and Chief Executive Officer
Michael W. Price	N/A	$23,906	$80,000
Executive Vice President and Chief Operating Officer
Elizabeth B. Higgins	N/A	$24,085	$80,600
Executive Vice President and Chief Financial Officer
William F. Ussery	N/A	$18,826	$63,000
Executive Vice President, Member and External Relations
Charles W. Whitney	N/A	$20,977	$70,200
Senior Vice President and General Counsel

    For an explanation of the criteria and formula used to determine the awards listed above, please refer to "– Compensation Discussion and Analysis – Assessment of Performance of 2015 Corporate Goals."

Nonqualified Deferred Compensation

    We maintain a Fidelity Non-Qualified Deferred Compensation Program for each of the executive officers in the table below. This non-qualified deferred compensation program serves as a vehicle through which we can continue our employer retirement contributions to our executive officers beyond the IRS salary limits on the retirement plan ($265,000 as indexed).

    The following table sets forth contributions for the fiscal year ended December 31, 2015 along with aggregate earnings for the same period.

Name	Executive Contributions in Last FY	Registrant Contributions in Last FY(1)	Aggregate Earnings in Last FY(2)	Aggregate Withdrawals/ Distributions in Last FY	Aggregate Balance at Last FYE

Michael L. Smith	$25,000	$38,298	$(1,563)	$–	$115,297
President and Chief Executive Officer
Michael W. Price	–	16,688	(1,082)	–	165,519
Executive Vice President and Chief Operating Officer
Elizabeth B. Higgins	–	16,351	(472)	–	175,906
Executive Vice President and Chief Financial Officer
William F. Ussery	–	8,689	(2,516)	–	62,365
Executive Vice President, Member and External Relations
Charles W. Whitney	–	11,586	198	–	56,230
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

Director Compensation

The following table sets forth the total compensation paid or earned by each of our directors for the fiscal year ended December 31, 2015.

Name	Total Fees Earned or Paid in Cash

Member Directors
Jimmy G. Bailey(1)	$5,600
C. Hill Bentley(2)	$12,000
Randy Crenshaw(3)	$–
Benny W. Denham, former Chairman(4)	$9,460
M. Anthony Ham	$13,800
Ernest A. "Chip" Jakins III	$11,800
Fred A. McWhorter	$13,300
Marshall S. Millwood, Vice-Chairman	$14,740
Jeffrey W. Murphy	$12,000
Danny L. Nichols	$12,600
Bobby C. Smith, Jr., Chairman(5)	$14,440
Sammy G. Simonton	$13,800
George L. Weaver	$16,300
James I. White	$15,000
Outside Director
Wm. Ronald Duffey	$31,400

(1)
Mr. Bailey became a member of our board of directors in September 2015.

(2)
Mr. Bentley did not stand for re-election at our March 2016 annual meeting of the members.

(3)
Mr. Crenshaw was elected to our board of directors in March 2016.

(4)
Mr. Denham served as chairman of our board of directors prior to his retirement in July 2015.

(5)
Mr. Smith was elected chairman of our board of directors in September 2015.

    During 2015, we paid our member directors a fee of $1,200 per board meeting and $800 per day for attending committee meetings, other meetings, or other official business approved by the chairman of the board of directors. Member directors are paid $600 per day for attending the annual meeting of members and member advisory board meetings and $300 per day for participation by video conference for a meeting of the advisory board. Our outside director was paid a fee of $5,500 per board meeting for four meetings a year and a fee of $1,000 per board meeting for the remaining other board meetings held during the year. Our outside director was also paid $1,000 per day for attending committee meetings, annual meetings of the members or other official business. In addition, we reimburse all directors for out-of-pocket expenses incurred in attending a meeting. All directors are paid $100 per day when participating in meetings by conference call. The chairman of the board of directors is paid an additional 20% of his director's fee per board meeting for time involved in preparing for the meetings. The audit committee financial expert is paid an additional $400 per audit committee meeting for the time involved in fulfilling that role. If more than one meeting is held the same day, only one day's per diem is paid. Neither our outside director nor member directors receive any perquisites or other personal benefits from us.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    Not Applicable.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

    Randy Crenshaw is a director of ours and the President and Chief Executive Officer of Irwin Electric Membership Corporation and Middle Georgia Electric Membership Corporation. Irwin and Middle Georgia are members of ours and each has a wholesale power contract with us. Irwin's revenues of $8.0 million to us in 2015 under its wholesale power contract accounted for approximately 0.6% of our total revenues. Middle Georgia's revenues of $5.2 million to us in 2015 under its wholesale power contract accounted for approximately 0.4% of our total revenues.

    Chip Jakins is a director of ours and the President and Chief Executive Officer of Jackson Electric Membership Corporation. Jackson is a member of ours and has a wholesale power contract with us. Jackson's revenues of $131.3 million to us in 2015 under its wholesale power contract accounted for approximately 9.7% of our total revenues.

    Jeffrey Murphy is a director of ours and the President and Chief Executive Officer of Hart Electric Membership Corporation. Hart is a member of ours and has a wholesale power contract with us. Hart's revenues of $19.4 million to us in 2015 under its wholesale power contract accounted for approximately 1.4% of our total revenues.

    Danny Nichols is a director of ours and is the General Manager of Colquitt Electric Membership Corporation. Colquitt is a member of ours and has a wholesale power contract with us. Colquitt's revenues of $39.0 million to us in 2015 under its wholesale power contract accounted for approximately 2.9% of our total revenues.

    George Weaver is a director of ours and the President of Central Georgia Electric Membership Corporation. Central Georgia is a member of ours and has a wholesale power contract with us. Central Georgia's revenues of $31.6 million to us in 2015 under its wholesale power contract accounted for approximately 2.3% of our total revenues.

    Hill Bentley is the Chief Executive Officer of Tri-County Electric Membership Corporation and was a director of ours until our March 2016 annual meeting of the members where he did not stand for re-election. Tri-County is a member of ours and has a wholesale power contract with us. Tri-County's revenues of $14.3 million to us in 2015 under its wholesale power contract accounted for approximately 1.1% of our total revenues.

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

    In addition to meeting the requirements set forth in our bylaws, all directors, with the exception of Chip Jakins, satisfy the definition of director independence as prescribed by the NASDAQ Stock Market and otherwise meet the requirements set forth in our bylaws. Mr. Jakins does not qualify as an independent director because he is the President and Chief Executive Officer of Jackson, an organization from which we received more than 5% of our gross revenues for the fiscal year ended December 31, 2015. Although we do not have any securities listed on the NASDAQ Stock Market, we have used its independence criteria in making this determination in accordance with applicable SEC rule.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

    For 2015 and 2014, fees for services provided by our independent registered public accounting firm, Ernst & Young LLP were as follows:

	2015	2014

	(dollars in thousands)
Audit Fees(1)	$483	$537
Audit-Related Fees(2)	25	25
Tax Fees(3)	44	69
All Other Fees(4)	2	2

Total	$554	$633

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

Pre-Approval Policy

    The audit and permissible non-audit services performed by Ernst & Young LLP in 2015 were pre-approved in accordance with the pre-approval policy and procedures adopted by the audit committee. The policy requires that requests for all services must be submitted to the audit committee for specific pre-approval and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    List of Documents Filed as a Part of This Report.

		Page
(1)	Financial Statements (Included under "Financial Statements and Supplementary Data")	57
	Consolidated Statements of Revenues and Expenses, For the Years Ended December 31, 2015, 2014 and 2013	58
	Consolidated Statements of Comprehensive Margin, For the Years Ended December 31, 2015, 2014 and 2013	59
	Consolidated Balance Sheets, As of December 31, 2015 and 2014	60
	Consolidated Statements of Capitalization, As of December 31, 2015 and 2014	62
	Consolidated Statements of Cash Flows, For the Years Ended December 31, 2015, 2014 and 2013	63
	Consolidated Statements of Patronage Capital and Membership Fees And Accumulated Other Comprehensive Margin (Deficit), For the Years Ended December 31, 2015, 2014 and 2013	64
	Notes to Consolidated Financial Statements	65
	Report of Independent Registered Public Accounting Firm	90
(2)	Financial Statement Schedules
	None applicable.
(3)	Exhibits

    Exhibits marked with an asterisk (*) are hereby incorporated by reference to exhibits previously filed by the Registrant as indicated in parentheses following the description of the exhibit.

Number		Description

*3.1(a)	–	Restated Articles of Incorporation of Oglethorpe, dated as of July 26, 1988. (Filed as Exhibit 3.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1988, File No. 33-7591.)
*3.1(b)	–	Amendment to Articles of Incorporation of Oglethorpe, dated as of March 11, 1997. (Filed as Exhibit 3(i)(b) to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*3.2	–	Bylaws of Oglethorpe, as amended and restated, as of May 1, 2008 (Updated on January 1, 2014 to reflect SMG membership change). (filed as Exhibit 3.2 to the Registrant's Form 10-K for the fiscal year ended December 31, 2013, File No. 000-53908.)
*4.1	–	Amended and Restated Indenture of Trust, Deed to Secure Debt and Security Agreement No. 2, dated December 1, 1997, between Wilmington Trust Company and NationsBank, N.A. collectively as Owner Trustee, under Trust Agreement No. 2, dated December 30, 1985, with DFO Partnership, as assignee of Ford Motor Credit Company, and The Bank of New York Trust Company of Florida, N.A. as Indenture Trustee, with a schedule identifying three other substantially identical Amended and Restated Indentures of Trust, Deeds to Secure Debt and Security Agreements and any material differences. (Filed as Exhibit 4.4 to the Registrant's Form S-4 Registration Statement, File No. 333-42759.)
*4.2(a)	–	Lease Agreement No. 2, dated December 30, 1985, between Wilmington Trust Company and William J. Wade, as Owner Trustees under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, Lessor, and Oglethorpe, Lessee, with a schedule identifying three other substantially identical Lease Agreements. (Filed as Exhibit 4.5(b) to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)

*4.2(b)	–	First Supplement to Lease Agreement No. 2 (included as Exhibit B to the Supplemental Participation Agreement No. 2 listed as 10.1.1(b)).
*4.2(c)	–	First Supplement to Lease Agreement No. 1, dated as of June 30, 1987, between The Citizens and Southern National Bank as Owner Trustee under Trust Agreement No. 1 with IBM Credit Financing Corporation, as Lessor, and Oglethorpe, as Lessee. (Filed as Exhibit 4.5(c) to the Registrant's Form 10-K for the fiscal year ended December 31, 1987, File No. 33-7591.)
*4.2(d)	–	Second Supplement to Lease Agreement No. 2, dated as of December 17, 1997, between NationsBank, N.A., acting through its agent, The Bank of New York, as an Owner Trustee under the Trust Agreement No. 2, dated December 30, 1985, among DFO Partnership, as assignee of Ford Motor Credit Company, as the Owner Participant, and the Original Trustee, as Lessor, and Oglethorpe, as Lessee, with a schedule identifying three other substantially identical Second Supplements to Lease Agreements and any material differences. (Filed as Exhibit 4.5(d) to the Registrant's Form S-4 Registration Statement, File No. 333-42759.)
*4.3	–	Ninth Amended and Restated Loan Contract, dated as of September 2, 2014, between Oglethorpe and the United States of America, together with two notes executed and delivered pursuant thereto. (Filed as Exhibit 4.1 to the Registrant's Form 10-Q for the quarterly period ended September 30, 2014, File No. 000-53908.)
*4.4.1(a)	–	Indenture, dated as of March 1, 1997, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee. (Filed as Exhibit 4.8.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*4.4.1(b)	–	First Supplemental Indenture, dated as of October 1, 1997, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1997B (Burke) Note. (Filed as Exhibit 4.8.1(b) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1997, File No. 33-7591.)
*4.4.1(c)	–	Second Supplemental Indenture, dated as of January 1, 1998, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 1997C (Burke) Note. (Filed as Exhibit 4.7.1(c) to the Registrant's Form 10-K for the fiscal year ended December 31, 1997, File No. 33-7591.)
*4.4.1(d)	–	Third Supplemental Indenture, dated as of January 1, 1998, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 1997A (Monroe) Note. (Filed as Exhibit 4.7.1(d) to the Registrant's Form 10-K for the fiscal year December 31, 1997, File No. 33-7591.)
*4.4.1(e)	–	Fourth Supplemental Indenture, dated as of March 1, 1998, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1998A (Burke) and 1998B (Burke) Notes. (Filed as Exhibit 4.7.1(e) to the Registrant's Form 10-K for the fiscal year ended December 31, 1998, File No. 33-7591.)
*4.4.1(f)	–	Fifth Supplemental Indenture, dated as of April 1, 1998, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1998 CFC Note. (Filed as Exhibit 4.7.1(f) to the Registrant's Form 10-K for the fiscal year ended December 31, 1998, File No. 33-7591.)
*4.4.1(g)	–	Sixth Supplemental Indenture, dated as of January 1, 1999, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1998C (Burke) Note. (Filed as Exhibit 4.7.1(g) to the Registrant's Form 10-K for the fiscal year ended December 31, 1998, File No. 33-7591.)
*4.4.1(h)	–	Seventh Supplemental Indenture, dated as of January 1, 1999, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1998A (Monroe) Note. (Filed as Exhibit 4.7.1(h) to the Registrant's Form 10-K for the fiscal year ended December 31, 1998, File No. 33-7591.)

*4.4.1(i)	–	Eighth Supplemental Indenture, dated as of November 1, 1999, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1999B (Burke) Note. (Filed as Exhibit 4.7.1(i) to the Registrant's Form 10-K for the fiscal year ended December 31, 1999, File No. 33-7591.)
*4.4.1(j)	–	Ninth Supplemental Indenture, dated as of November 1, 1999, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1999B (Monroe) Note. (Filed as Exhibit 4.7.1(j) to the Registrant's Form 10-K for the fiscal year ended December 31, 1999, File No. 33-7591.)
*4.4.1(k)	–	Tenth Supplemental Indenture, dated as of December 1, 1999, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1999 Lease Notes. (Filed as Exhibit 4.7.1(k) to the Registrant's Form 10-K for the fiscal year ended December 31, 1999, File No. 33-7591.)
*4.4.1(l)	–	Eleventh Supplemental Indenture, dated as of January 1, 2000, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 1999A (Burke) Note. (Filed as Exhibit 4.7.1(l) to the Registrant's Form 10-K for the fiscal year ended December 31, 1999, File No. 33-7591.)
*4.4.1(m)	–	Twelfth Supplemental Indenture, dated as of January 1, 2000, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 1999A (Monroe) Note. (Filed as Exhibit 4.7.1(m) to the Registrant's Form 10-K for the fiscal year ended December 31, 1999, File No. 33-7591.)
*4.4.1(n)	–	Thirteenth Supplemental Indenture, dated as of January 1, 2001, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2000 (Burke) Note. (Filed as Exhibit 4.7.1(n) to the Registrant's Form 10-K for the fiscal year ended December 31, 2000, File No. 33-7591.)
*4.4.1(o)	–	Fourteenth Supplemental Indenture, dated as of January 1, 2001, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2000 (Monroe) Note. (Filed as Exhibit 4.7.1(o) to the Registrant's Form 10-K for the fiscal year ended December 31, 2000, File No. 33-7591.)
*4.4.1(p)	–	Fifteenth Supplemental Indenture, dated as of January 1, 2002, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2001 (Burke) Note. (Filed as Exhibit 4.7.1(p) to the Registrant's Form 10-K for the fiscal year ended December 31, 2001, File No. 33-7591.)
*4.4.1(q)	–	Sixteenth Supplemental Indenture, dated as of January 1, 2002, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2001 (Monroe) Note. (Filed as Exhibit 4.7.1(q) to the Registrant's Form 10-K for the fiscal year ended December 31, 2001, File No. 33-7591.)
*4.4.1(r)	–	Seventeenth Supplemental Indenture, dated as of October 1, 2002, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2002A (Burke) Note. (Filed as Exhibit 4.7.1(r) to the Registrant's Form 10-K for the fiscal year ended December 31, 2002, File No. 33-7591.)
*4.4.1(s)	–	Eighteenth Supplemental Indenture, dated as of October 1, 2002, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2002B (Burke) Note. (Filed as Exhibit 4.7.1(s) to the Registrant's Form 10-K for the fiscal year ended December 31, 2002, File No. 33-7591.)
*4.4.1(t)	–	Nineteenth Supplemental Indenture, dated as of January 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2002C (Burke) Note. (Filed as Exhibit 4.7.1(t) to the Registrant's Form 10-K for the fiscal year ended December 31, 2002, File No. 33-7591.)

*4.4.1(u)	–	Twentieth Supplemental Indenture, dated as of January 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2002 (Monroe) Note. (Filed as Exhibit 4.7.1(u) to the Registrant's Form 10-K for the fiscal year ended December 31, 2002, File No. 33-7591.)
*4.4.1(v)	–	Twenty-First Supplemental Indenture, dated as of January 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2002 (Appling) Note. (Filed as Exhibit 4.7.1(v) to the Registrant's Form 10-K for the fiscal year ended December 31, 2002, File No. 33-7591.)
*4.4.1(w)	–	Twenty-Second Supplemental Indenture, dated as of March 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2003 (FFB M-8) Note and Series 2003 (RUS M-8) Reimbursement Note. (Filed as Exhibit 4.7.1(w) to the Registrant's Form 10-Q for the quarterly period ended September 30, 2003, File No. 33-7591.)
*4.4.1(x)	–	Twenty-Third Supplemental Indenture, dated as of March 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2003 (FFB N-8) Note and Series 2003 (RUS N-8) Reimbursement Note. (Filed as Exhibit 4.7.1(x) to the Registrant's Form 10-Q for the quarterly period ended September 30, 2003, File No. 33-7591.)
*4.4.1(y)	–	Twenty-Fourth Supplemental Indenture, dated as of December 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2003A (Appling) Note. (Filed as Exhibit 4.7.1(y) to the Registrant's Form 10-K for the fiscal year ended December 31, 2003, File No. 33-7591.)
*4.4.1(z)	–	Twenty-Fifth Supplemental Indenture, dated as of December 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2003A (Burke) Note. (Filed as Exhibit 4.7.1(z) to the Registrant's Form 10-K for the fiscal year ended December 31, 2003, File No. 33-7591.)
*4.4.1(aa)	–	Twenty-Sixth Supplemental Indenture, dated as of December 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2003B (Burke) Note. (Filed as Exhibit 4.7.1(aa) to the Registrant's Form 10-K for the fiscal year ended December 31, 2003, File No. 33-7591.)
*4.4.1(bb)	–	Twenty-Seventh Supplemental Indenture, dated as of December 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2003A (Heard) Note. (Filed as Exhibit 4.7.1(bb) to the Registrant's Form 10-K for the fiscal year ended December 31, 2003, File No. 33-7591.)
*4.4.1(cc)	–	Twenty-Eighth Supplemental Indenture, dated as of December 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2003A (Monroe) Note. (Filed as Exhibit 4.7.1(cc) to the Registrant's Form 10-K for the fiscal year ended December 31, 2003, File No. 33-7591.)
*4.4.1(dd)	–	Twenty-Ninth Supplemental Indenture, dated as of December 1, 2004, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2004 (Burke) Note. (Filed as Exhibit 4.7.1(dd) to the Registrant's Form 10-K for the fiscal year ended December 31, 2004, File No. 33-7591.)
*4.4.1(ee)	–	Thirtieth Supplemental Indenture, dated as of December 1, 2004, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2004 (Monroe) Note. (Filed as Exhibit 4.7.1(ee) to the Registrant's Form 10-K for the fiscal year ended December 31, 2004, File No. 33-7591.)
*4.4.1(ff)	–	Thirty-First Supplemental Indenture, dated as of November 1, 2005, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2005 (Burke) Note. (Filed as Exhibit 4.7.1(ff) to the Registrant's Form 10-K for the fiscal year ended December 31, 2005, File No. 33-7591.)

*4.4.1(gg)	–	Thirty-Second Supplemental Indenture, dated as of November 1, 2005, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2005 (Monroe) Note. (Filed as Exhibit 4.7.1(gg) to the Registrant's Form 10-K for the fiscal year ended December 31, 2005, File No. 33-7591.)
*4.4.1(hh)	–	Thirty-Third Supplemental Indenture, dated as of May 1, 2006, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2006 (FFB P-8) Note and Series 2006 (RUS P-8) Reimbursement Note. (Filed as Exhibit 4.7.1(hh) to the Registrant's Form 10-Q for the quarterly period ended June 30, 2006, File No. 33-7591.)
*4.4.1(ii)	–	Thirty-Fourth Supplemental Indenture, dated as of September 22, 2006, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Amendment of Section 9.9 of the Original Indenture. (Filed as Exhibit 4.7.1(ii) to the Registrant's Form 10-K for the fiscal year ended December 31, 2006, File No. 33-7591.)
*4.4.1(jj)	–	Thirty-Fifth Supplemental Indenture, dated as of October 1, 2006, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Oglethorpe Power Corporation First Mortgage Bonds, Series 2006. (Filed as Exhibit 4.7.1(jj) to the Registrant's Form 10-K for the fiscal year ended December 31, 2006, File No. 33-7591.)
*4.4.1(kk)	–	Thirty-Sixth Supplemental Indenture, dated as of October 1, 2006, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2006A (Burke) Note, Series 2006B-1 (Burke) Note, Series 2006B-2 (Burke) Note, Series 2006B-3 (Burke) Note, Series 2006B-4 (Burke) Note and Series 2006A (Monroe) Note. (Filed as Exhibit 4.7.1(kk) to the Registrant's Form 10-K for the fiscal year ended December 31, 2006, File No. 33-7591.)
*4.4.1(ll)	–	Thirty-Seventh Supplemental Indenture, dated as of October 1, 2006, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2006C-1 (Burke) Note, Series 2006C-2 (Burke) Note and Series 2006B (Monroe) Note. (Filed as Exhibit 4.7.1(ll) to the Registrant's Form 10-K for the fiscal year ended December 31, 2006, File No. 33-7591.)
*4.4.1(mm)	–	Thirty-Eighth Supplemental Indenture, dated as of May 1, 2007, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Amendments to the Retained Indebtedness Note. (Filed as Exhibit 4.7.1(mm) to the Registrant's Form 10-Q for the quarterly period ended June 30, 2007, File No. 33-7591.)
*4.4.1(nn)	–	Thirty-Ninth Supplemental Indenture, dated as of July 1, 2007, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2007 (FFB R-8) Note and Series 2007 (RUS R-8) Reimbursement Note. (Filed as Exhibit 4.7.1(nn) to the Registrant's Form 10-Q for the quarterly period ended June 30, 2007, File No. 33-7591.)
*4.4.1(oo)	–	Fortieth Supplemental Indenture, dated as of October 1, 2007, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Oglethorpe Power Corporation First Mortgage Bonds, Series 2007. (Filed as Exhibit 4.7.1(oo) to the Registrant's Form 10-Q for the quarterly period ended September 30, 2007, File No. 33-7591.)
*4.4.1(pp)	–	Forty-First Supplemental Indenture, dated as of October 1, 2007, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2007A (Appling) Note, Series 2007B (Appling) Note, Series 2007A (Burke) Note, Series 2007B (Burke) Note, Series 2007C (Burke) Note, Series 2007D (Burke) Note, Series 2007E (Burke) Note, Series 2007F (Burke) Note and Series 2007A (Monroe) Note. (Filed as Exhibit 4.7.1(pp) to the Registrant's Form 10-Q for the quarterly period ended September 30, 2007, File No. 33-7591.)

*4.4.1(qq)	–	Forty-Second Supplemental Indenture, dated as of February 5, 2008, made by Oglethorpe to U.S. Bank National Association, as trustee, providing for the Amendment of Section 1.1 of the Original Indenture. (Filed as Exhibit 4.7(qq) to the Registrant's Form 10-K for the fiscal year ended December 31, 2007, File No. 33-7591.)
*4.4.1(rr)	–	Forty-Third Supplemental Indenture, dated as of August 1, 2008, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2008A (Burke) Note, Series 2008B (Burke) Note and Series 2008C (Burke) Note. (Filed as Exhibit 4.7.1(rr) to the Registrant's Form 10-K for the fiscal year ended December 31, 2008, File No. 33-7591.)
*4.4.1(ss)	–	Forty-Fourth Supplemental Indenture, dated as of September 1, 2008, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2008 (FFB S-8) Note and Series 2008 (RUS S-8) Reimbursement Note. (Filed as Exhibit 4.7.1(ss) to the Registrant's Form 10-K for the fiscal year ended December 31, 2008, File No. 33-7591.)
*4.4.1(tt)	–	Forty-Fifth Supplemental Indenture, dated as of December 1, 2008, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2008D (Burke) Note, Series 2008E (Burke) Note, Series 2008F (Burke) Note, Series 2008G (Burke) Note and Series 2008A (Monroe) Note. (Filed as Exhibit 4.7.1(tt) to the Registrant's Form 10-K for the fiscal year ended December 31, 2008, File No. 33-7591.)
*4.4.1(uu)	–	Forty-Sixth Supplemental Indenture, dated as of February 1, 2009, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Oglethorpe Power Corporation First Mortgage Bonds, Series 2009 A. (Filed as Exhibit 4.7.1(uu) to the Registrant's Form 10-K for the fiscal year ended December 31, 2008, File No. 33-7591.)
*4.4.1(vv)	–	Forty-Seventh Supplemental Indenture, dated as of February 19, 2009, made by Oglethorpe to U.S. Bank National Association, as trustee, providing for the Amendment of the Original Indenture. (Filed as Exhibit 4.7.1(vv) to the Registrant's Form 10-K for the fiscal year ended December 31, 2008, File No. 33-7591.)
*4.4.1(ww)	–	Forty-Eighth Supplemental Indenture, dated as of August 1, 2009, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2009B CFC Note, Series 2009C CFC Note and Series 2009D CFC Project Note. (Filed as Exhibit 4.1 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2009, File No. 333-159338.)
*4.4.1(xx)	–	Forty-Ninth Supplemental Indenture, dated as of November 1, 2009, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Oglethorpe Power Corporation First Mortgage Bonds, Series 2009 B. (Filed as Exhibit 4.1 to the Registrant's Form 10-Q for the quarter ended September 30, 2009, File No. 333-159338.)
*4.4.1(yy)	–	Fiftieth Supplemental Indenture, dated as of November 30, 2009, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2009A Line of Credit Notes. (Filed as Exhibit 4.7.1 (yy) to the Registrant's Form 10-K for the fiscal year ended December 31, 2009, File No. 000-53908.)
*4.4.1(zz)	–	Fifty-First Supplemental Indenture, dated as of December 1, 2009, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2009A (Heard) Note, Series 2009A (Monroe) Note and Series 2009B (Monroe) Note. (Filed as Exhibit 4.7.1 (zz) to the Registrant's Form 10-K for the fiscal year ended December 31, 2009, File No. 000-53908.)

*4.4.1(aaa)	–	Fifty-Second Supplemental Indenture, dated as of December 30, 2009, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the First Mortgage Bond, Series 2009 CoBank (Clean Renewable Energy Bond). (Filed as Exhibit 4.7.1 (aaa) to the Registrant's Form 10-K for the fiscal year ended December 31, 2009, File No. 000-53908.)
*4.4.1(bbb)	–	Fifty-Third Supplemental Indenture, dated as of March 1, 2010, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2010A (Burke) Note, Series 2010B (Burke) Note, Series 2010A (Monroe) Note, Series 2010A (Burke) Reimbursement Obligation, Series 2010B (Burke) Reimbursement Obligation and Series 2010A (Monroe) Reimbursement Obligation. (Filed as Exhibit 4.1 to the Registrant's Form 10-Q for the quarterly period ended March 31, 2010, File No. 000-53908.)
*4.4.1(ccc)	–	Fifty-Fourth Supplemental Indenture, dated as of May 21, 2010, made by Oglethorpe to U.S. Bank National Association, as trustee, confirming the lien of the Indenture with respect to certain After-Acquired Property (relating to the Hawk Road and Hartwell Energy Facilities). (Filed as Exhibit 4.1 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2010, File No. 000-53908.)
*4.4.1(ddd)	–	Fifty-Fifth Supplemental Indenture, dated as of August 1, 2010, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2010 (FFB V-8) Note and Series 2010 (RUS V-8) Reimbursement Note. (Filed as Exhibit 4.2 to the Registrant's Form 10-Q for the quarterly period ended September 30, 2010, File No. 000-53908.)
*4.4.1(eee)	–	Fifty-Sixth Supplemental Indenture, dated as of November 1, 2010, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Oglethorpe Power Corporation First Mortgage Bonds, Series 2010 A. (Filed as Exhibit 4.2 to the Registrant's Form 8-K filed on November 8, 2010, File No. 000-53908.)
*4.4.1(fff)	–	Fifty-Seventh Supplemental Indenture, dated as of December 1, 2010, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2010A CFC Note. (Filed as Exhibit 4.8.1(fff) to the Registrant's Form S-3 Registration Statement, File No. 333-171342.)
*4.4.1(ggg)	–	Fifty-Eighth Supplemental Indenture, dated as of December 1, 2010, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Agreement Modifying Future Advance Promissory Note. (Filed as Exhibit 4.8.1(ggg) to the Registrant's Form S-3 Registration Statement, File No. 333-171342.)
*4.4.1(hhh)	–	Fifty-Ninth Supplemental Indenture, dated as of March 1, 2011, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2011A (Appling) Note, Series 2011A (Burke) Note and Series 2011A (Monroe) Note. (Filed as Exhibit 4.2 to the Registrant's Form 10-Q for the quarterly period ended March 31, 2011, File No. 000-53908.)
*4.4.1(iii)	–	Sixtieth Supplemental Indenture, dated as of April 1, 2011, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2011 (FFB W-8) Note, Series 2011 (RUS W-8) Reimbursement Note, Series 2011 (FFB X-8) Note, and Series 2011 (RUS X-8) Reimbursement Note. (Filed as Exhibit 4.3 to the Registrant's Form 10-Q for the quarterly period ended March 31, 2011, File No. 000-53908.)
*4.4.1(jjj)	–	Sixty-First Supplemental Indenture, dated as of August 1, 2011, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Oglethorpe Power Corporation First Mortgage Bonds, Series 2011A (filed as Exhibit 4.2 to the Registrant's Form 8-K filed on August 17, 2011, File No. 000-53908.)

*4.4.1(kkk)	–	Sixty-Second Supplemental Indenture, dated as of April 1, 2012, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2012A (Monroe) Note (Filed as Exhibit 4.1 to the Registrant's Form 10-Q for the quarterly period ended March 31, 2012, File No. 000-53908.)
*4.4.1(lll)	–	Sixty-Third Supplemental Indenture, dated as of November 1, 2012, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to Oglethorpe Power Corporation First Mortgage Bonds, Series 2012A (Filed as Exhibit 4.2 to the Registrant's Form 8-K filed on November 28, 2012, File No. 000-53908.)
*4.4.1(mmm)	–	Sixty-Fourth Supplemental Indenture, dated as of April 1, 2013, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2013A (Appling) Note, Series 2013A (Burke) Note and Series 2013A (Monroe) Note (Filed as Exhibit 4.2 to the Registrant's Form 10-Q for the quarterly period ended March 31, 2013, File No. 000-53908.)
*4.4.1(nnn)	–	Sixty-Fifth Supplemental Indenture, dated as of April 23, 2013, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2013 (FFB Y-8) Note, Series 2013 (RUS Y-8) Reimbursement Note, Series 2013 (FFB AA-8) Note, and Series 2013 (RUS AA-8) Reimbursement Note and amendments to the Indenture. (Filed as Exhibit 4.3 to the Registrant's Form 10-Q for the quarterly period ended March 31, 2013, File No. 000-53908.)
*4.4.1(ooo)	–	Deed to Secure Debt, Security Agreement and Sixty-Sixth Supplemental Indenture, dated as of April 25, 2013, made by Oglethorpe and Murray County Industrial Development Authority to U.S. Bank National Association, as trustee, relating to the consolidation of Murray I and II LLC (Filed as Exhibit 4.4 to the Registrant's Form 10-Q for the quarterly period ended March 31, 2013, File No. 000-53908.)
*4.4.1(ppp)	–	Sixty-Seventh Supplemental Indenture, dated as of February 20, 2014, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to Future Advance Promissory Note No. 1, Reimbursement Note No. 1, Future Advance Promissory Note No. 2, Reimbursement Note No. 2 and amendments to the Indenture (Filed as Exhibit 4.8 to the Registrant's Form 8-K filed on February 20, 2014, File No. 000-53908.)
*4.4.1(qqq)	–	Sixty-Eighth Supplemental Indenture, dated as of June 1, 2014 made by Oglethorpe to U.S. Bank National Association, as trustee, relating to Oglethorpe Power Corporation First Mortgage Bonds, Series 2014A (Filed as Exhibit 4.2 to the Registrant's Form 8-K filed on June 11, 2014, File No. 000-53908.)
*4.4.1(rrr)	–	Sixty-Ninth Supplemental Indenture, dated as of September 2, 2014 made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2014 (FFB AB-8) Note and Series 2014 (RUS AB-8) Reimbursement Note (Filed as Exhibit 4.2 to the Registrant's Form 10-Q for the quarterly period ended September 30, 2014, File No. 000-53908.)
*4.4.1(sss)	–	Seventieth Supplemental Indenture, dated as of May 27, 2015, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to Amendment of the Series 2011 (FFB W-8) Note. (Filed as Exhibit 4.1 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2015, File No. 000-53908.)
*4.4.1(ttt)	–	Seventy-First Supplemental Indenture, dated August 24, 2015, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the addition of property in Walton County, Georgia. (Filed as Exhibit 4.1 to the Registrant's Form 10-Q for the quarterly period ended September 30, 2015, File No. 000-53908.)
*4.4.2	–	Security Agreement, dated as of March 1, 1997, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee. (Filed as Exhibit 4.8.2 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

*4.5	–	Unsecured Indenture, dated as of December 22, 2010, by and between Oglethorpe and U.S. Bank National Association, as trustee (Filed as Exhibit 4.1 to the Registrant's Form S-3 Registration Statement, File No. 333-171342.)
4.6.1(1)	–	Loan Agreement, dated as of August 1, 2008, between Development Authority of Burke County and Oglethorpe relating to Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 2008A, and three other substantially identical (Fixed Rate Bonds) loan agreements.
4.6.2(1)	–	Note, dated August 27, 2008, from Oglethorpe to U.S. Bank National Association, as trustee, acting pursuant to a Trust Indenture, dated as of August 1, 2008, between Development Authority of Burke County and U.S. Bank National Association relating to Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 2008A, and three other substantially identical notes.
4.6.3(1)	–	Trust Indenture, dated as of August 1, 2008, between Development Authority of Burke County and U.S. Bank National Association, as trustee, relating to Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 2008A, and three other substantially identical indentures.
4.7.1(1)	–	Loan Agreement, dated as of December 1, 2003, between Development Authority of Burke County and Oglethorpe relating to Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 2003A, and seven other substantially identical (Auction Rate Bonds) loan agreements.
4.7.2(1)	–	Note, dated December 3, 2003, from Oglethorpe to SunTrust Bank, as trustee, pursuant to a Trust Indenture, dated December 1, 2003, between Development Authority of Burke County and SunTrust Bank relating to Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 2003A, and seven other substantially identical notes.
4.7.3(1)	–	Trust Indenture, dated as of December 1, 2003, between Development Authority of Burke County and SunTrust Bank, as trustee, relating to Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 2003A, and seven other substantially identical indentures.
4.8.1(1)	–	Loan Agreement, dated as of December 1, 2009, between Development of Monroe County and Oglethorpe relating to Development Authority of Monroe County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Scherer Project), Series 2009A, and five other substantially identical (Variable Rate Bonds) loan agreements.
4.8.2(1)	–	Note, dated December 1, 2009, from Oglethorpe to U.S. Bank National Association , as trustee, pursuant to a Trust Indenture, dated December 1, 2009, between Development Authority of Monroe County and U.S. Bank National Association relating to Development Authority of Monroe County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Scherer Project), Series 2009A, and five other substantially identical notes.
4.8.3(1)	–	Trust Indenture, dated December 1, 2009, between Development Authority of Monroe County and U.S. Bank National Association, as trustee, relating to Development Authority of Monroe County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Scherer Project), Series 2009A, and five other substantially identical indentures.

4.9.1(1)	–	Loan Agreement, dated as of April 1, 2013, between the Development Authority of Appling County and Oglethorpe relating to Development Authority of Appling County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Hatch Project), Series 2013A, and two other substantially identical (Term Rate Bonds) loan agreements.
4.9.2(1)	–	Note, dated April 23, 2013, from Oglethorpe to U.S. Bank National Association, as trustee, acting pursuant to a Trust Indenture, dated as of April 1, 2013, between the Development Authority of Appling County and U.S. Bank National Association, as trustee, relating to the Development Authority of Appling County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Hatch Project), Series 2013A, and two other substantially identical notes.
4.9.3(1)	–	Trust Indenture, dated as of April 1, 2013, between the Development Authority of Appling County and U.S. Bank National Association, as trustee, relating to the Development Authority of Appling County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Hatch Project), Series 2013A, and two other substantially identical indentures.
4.10.1(1)	–	Master Loan Agreement, dated as of March 1, 1997, between Oglethorpe and CoBank, ACB, MLA No. 0459.
4.10.2(1)	–	Consolidating Supplement, dated as of March 1, 1997, between Oglethorpe and CoBank, ACB, relating to Loan No. ML0459T1.
4.10.3(1)	–	Promissory Note, dated March 1, 1997, in the original principal amount of $7,102,740.26, from Oglethorpe to CoBank, ACB, relating to Loan No. ML0459T1.
4.10.4(1)	–	Consolidating Supplement, dated as of March 1, 1997, between Oglethorpe and CoBank, ACB, relating to Loan No. ML0459T2.
4.10.5(1)	–	Promissory Note, dated March 1, 1997, in the original principal amount of $1,856,475.12, made by Oglethorpe to CoBank, ACB, relating to Loan No. ML0459T2.
4.11.1(1)	–	Term Loan Agreement, dated as of August 1, 2009, between Oglethorpe and National Rural Utilities Cooperative Finance Corporation, relating to the Series 2009C Note.
4.11.2(1)	–	First Amendment to Term Loan Agreement, dated as of December 20, 2013, by and between Oglethorpe and National Rural Utilities Cooperative Finance Corporation, relating to the Series 2009C Note.
4.11.3(1)	–	Series 2009C CFC Note, dated August 11, 2009, in the original principal amount of $250,000,000, from Oglethorpe to National Rural Utilities Cooperative Finance Corporation.
4.12.1(1)	–	Bond Purchase Agreement, dated as of December 30, 2009, between Oglethorpe and CoBank, ACB, relating to Oglethorpe Power Corporation (An Electric Membership Corporation) First Mortgage Bond, Series 2009 CoBank (Clean Renewable Energy Bond).
4.12.2(1)	–	Oglethorpe Power Corporation (An Electric Membership Corporation) First Mortgage Bond, Series 2009 CoBank (Clean Renewable Energy Bond), dated December 30, 2009, from Oglethorpe to CoBank, ACB, in the original principal amount of $16,165,400.
*4.13.1	–	Note Purchase Agreement, dated February 20, 2014, between Oglethorpe, Federal Financing Bank and United States Department of Energy (Filed as Exhibit 4.1 to the Registrant's Form 8-K filed on February 20, 2014, File No. 000-53908.)
*4.13.2	–	Future Advance Promissory Note No. 1, dated February 20, 2014, from Oglethorpe to Federal Financing Bank (Filed as Exhibit 4.2 to the Registrant's Form 8-K filed on February 20, 2014, File No. 000-53908.)
*4.13.3	–	Future Advance Promissory Note No. 2, dated February 20, 2014, from Oglethorpe to Federal Financing Bank (Filed as Exhibit 4.3 to the Registrant's Form 8-K filed on February 20, 2014, File No. 000-53908.)

*4.13.4	–	Loan Guarantee Agreement, dated February 20, 2014, between Oglethorpe and the Department of Energy (Filed as Exhibit 4.4 to the Registrant's Form 8-K filed on February 20, 2014, File No. 000-53908.)
*4.13.5	–	Reimbursement Note No. 1, dated February 20, 2014, issued by Oglethorpe to the Department of Energy (Filed as Exhibit 4.5 to the Registrant's Form 8-K filed on February 20, 2014, File No. 000-53908.)
*4.13.6	–	Reimbursement Note No. 2, dated February 20, 2014, issued by Oglethorpe to the Department of Energy (Filed as Exhibit 4.6 to the Registrant's Form 8-K filed on February 20, 2014, File No. 000-53908.)
*10.1.1(a)	–	Participation Agreement No. 2 among Oglethorpe as Lessee, Wilmington Trust Company as Owner Trustee, The First National Bank of Atlanta as Indenture Trustee, Columbia Bank for Cooperatives as Loan Participant and Ford Motor Credit Company as Owner Participant, dated December 30, 1985, together with a schedule identifying three other substantially identical Participation Agreements. (Filed as Exhibit 10.1.1(b) to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.1.1(b)	–	Supplemental Participation Agreement No. 2. (Filed as Exhibit 10.1.1(a) to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.1.1(c)	–	Supplemental Participation Agreement No. 1, dated as of June 30, 1987, among Oglethorpe as Lessee, IBM Credit Financing Corporation as Owner Participant, Wilmington Trust Company and The Citizens and Southern National Bank as Owner Trustee, The First National Bank of Atlanta, as Indenture Trustee, and Columbia Bank for Cooperatives, as Loan Participant. (Filed as Exhibit 10.1.1(c) to the Registrant's Form 10-K for the fiscal year ended December 31, 1987, File No. 33-7591.)
*10.1.1(d)	–	Second Supplemental Participation Agreement No. 2, dated as of December 17, 1997, among Oglethorpe as Lessee, DFO Partnership, as assignee of Ford Motor Credit Company, as Owner Participant, Wilmington Trust Company and NationsBank, N.A. as Owner Trustee, The Bank of New York Trust Company of Florida, N.A. as Indenture Trustee, CoBank, ACB as Loan Participant, OPC Scherer Funding Corporation, as Original Funding Corporation, OPC Scherer 1997 Funding Corporation A, as Funding Corporation, and SunTrust Bank, Atlanta, as Original Collateral Trust Trustee and Collateral Trust Trustee, with a schedule identifying three substantially identical Second Supplemental Participation Agreements and any material differences. (Filed as Exhibit 10.1.1(d) to Registrant's Form S-4 Registration Statement, File No. 333-4275.)
*10.1.2	–	General Warranty Deed and Bill of Sale No. 2 between Oglethorpe, Grantor, and Wilmington Trust Company and William J. Wade, as Owner Trustees under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, Grantee, together with a schedule identifying three substantially identical General Warranty Deeds and Bills of Sale. (Filed as Exhibit 10.1.2 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.1.3(a)	–	Supporting Assets Lease No. 2, dated December 30, 1985, between Oglethorpe, Lessor, and Wilmington Trust Company and William J. Wade, as Owner Trustees, under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, Lessee, together with a schedule identifying three substantially identical Supporting Assets Leases. (Filed as Exhibit 10.1.3 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.1.3(b)	–	First Amendment to Supporting Assets Lease No. 2, dated as of November 19, 1987, together with a schedule identifying three substantially identical First Amendments to Supporting Assets Leases. (Filed as Exhibit 10.1.3(a) to the Registrant's Form 10-K for the fiscal year ended December 31, 1987, File No. 33-7591.)

*10.1.3(c)	–	Second Amendment to Supporting Assets Lease No. 2, dated as of October 3, 1989, together with a schedule identifying three substantially identical Second Amendments to Supporting Assets Leases. (Filed as Exhibit 10.1.3(c) to the Registrant's Form 10-Q for the quarterly period ended March 31, 1998, File No. 33-7591.)
*10.1.4(a)	–	Supporting Assets Sublease No. 2, dated December 30, 1985, between Wilmington Trust Company and William J. Wade, as Owner Trustees under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, Sublessor, and Oglethorpe, Sublessee, together with a schedule identifying three substantially identical Supporting Assets Subleases. (Filed as Exhibit 10.1.4 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.1.4(b)	–	First Amendment to Supporting Assets Sublease No. 2, dated as of November 19, 1987, together with a schedule identifying three substantially identical First Amendments to Supporting Assets Subleases. (Filed as Exhibit 10.1.4(a) to the Registrant's Form 10-K for the fiscal year ended December 31, 1987, File No. 33-7591.)
*10.1.4(c)	–	Second Amendment to Supporting Assets Sublease No. 2, dated as of October 3, 1989, together with a schedule identifying three substantially identical Second Amendments to Supporting Assets Subleases. (Filed as Exhibit 10.1.4(c) to the Registrant's Form 10-Q for the quarterly period ended March 31, 1998, File No. 33-7591.)
*10.1.5(a)	–	Tax Indemnification Agreement No. 2, dated December 30, 1985, between Ford Motor Credit Company, Owner Participant, and Oglethorpe, Lessee, together with a schedule identifying three substantially identical Tax Indemnification Agreements. (Filed as Exhibit 10.1.5 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.1.5(b)	–	Amendment No. 1 to the Tax Indemnification Agreement No. 2, dated December 17, 1997, between DFO Partnership, as assignee of Ford Motor Credit Company, as Owner Participant, and Oglethorpe, as Lessee, with a schedule identifying three substantially identical Amendments No. 1 to the Tax Indemnification Agreements and any material differences. (Filed as Exhibit 10.1.5(b) to the Registrant's Form S-4 Registration Statement, File No. 333-42759.)
*10.1.6	–	Assignment of Interest in Ownership Agreement and Operating Agreement No. 2, dated December 30, 1985, between Oglethorpe, Assignor, and Wilmington Trust Company and William J. Wade, as Owner Trustees under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, Assignee, together with a schedule identifying three substantially identical Assignments of Interest in Ownership Agreement and Operating Agreement. (Filed as Exhibit 10.1.6 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.1.7(a)	–	Consent, Amendment and Assumption No. 2, dated December 30, 1985, among Georgia Power Company and Oglethorpe and Municipal Electric Authority of Georgia and City of Dalton, Georgia and Gulf Power Company and Wilmington Trust Company and William J. Wade, as Owner Trustees under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, together with a schedule identifying three substantially identical Consents, Amendments and Assumptions. (Filed as Exhibit 10.1.9 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)

*10.1.7(b)	–	Amendment to Consent, Amendment and Assumption No. 2, dated as of August 16, 1993, among Oglethorpe, Georgia Power Company, Municipal Electric Authority of Georgia, City of Dalton, Georgia, Gulf Power Company, Jacksonville Electric Authority, Florida Power & Light Company and Wilmington Trust Company and NationsBank of Georgia, N.A., as Owner Trustees under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, together with a schedule identifying three substantially identical Amendments to Consents, Amendments and Assumptions. (Filed as Exhibit 10.1.9(a) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1993, File No. 33-7591.)
*10.2.1(a)	–	Plant Robert W. Scherer Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of May 15, 1980. (Filed as Exhibit 10.6.1 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.2.1(b)	–	Amendment to Plant Robert W. Scherer Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of December 30, 1985. (Filed as Exhibit 10.1.8 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.2.1(c)	–	Amendment Number Two to the Plant Robert W. Scherer Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of July 1, 1986. (Filed as Exhibit 10.6.1(a) to the Registrant's Form 10-K for the fiscal year ended December 31, 1987, File No. 33-7591.)
*10.2.1(d)	–	Amendment Number Three to the Plant Robert W. Scherer Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of August 1, 1988. (Filed as Exhibit 10.6.1(b) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1993, File No. 33-7591.)
*10.2.1(e)	–	Amendment Number Four to the Plant Robert W. Scherer Units Number One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of December 31, 1990. (Filed as Exhibit 10.6.1(c) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1993, File No. 33-7591.)
*10.2.2(a)	–	Plant Robert W. Scherer Units Numbers One and Two Operating Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of May 15, 1980. (Filed as Exhibit 10.6.2 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.2.2(b)	–	Amendment to Plant Robert W. Scherer Units Numbers One and Two Operating Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of December 30, 1985. (Filed as Exhibit 10.1.7 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.2.2(c)	–	Amendment Number Two to the Plant Robert W. Scherer Units Numbers One and Two Operating Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of December 31, 1990. (Filed as Exhibit 10.6.2(a) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1993, File No. 33-7591.)

*10.2.3	–	Plant Scherer Managing Board Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia, City of Dalton, Georgia, Gulf Power Company, Florida Power & Light Company and Jacksonville Electric Authority, dated as of December 31, 1990. (Filed as Exhibit 10.6.3 to the Registrant's Form 10-Q for the quarterly period ended September 30, 1993, File No. 33-7591.)
*10.3.1(a)	–	Alvin W. Vogtle Nuclear Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of August 27, 1976. (Filed as Exhibit 10.7.1 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.3.1(b)	–	Amendment Number One, dated January 18, 1977, to the Alvin W. Vogtle Nuclear Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia. (Filed as Exhibit 10.7.3 to the Registrant's Form 10-K for the fiscal year ended December 31, 1986, File No. 33-7591.)
*10.3.1(c)	–	Amendment Number Two, dated February 24, 1977, to the Alvin W. Vogtle Nuclear Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia. (Filed as Exhibit 10.7.4 to the Registrant's Form 10-K for the fiscal year ended December 31, 1986, File No. 33-7591.)
*10.3.2	–	Plant Alvin W. Vogtle Additional Units Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of April 21, 2006. (Filed as Exhibit 10.4.4 to the Registrant's Form 8-K, filed April 27, 2006, File No. 33-7591.)
*10.3.2(a)	–	Amendment No. 1 to Plant Alvin W. Vogtle Additional Units Ownership Participation Agreement, dated as of April 8, 2008, by and among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia. (filed as Exhibit 10.3.2(a) to the Registrant's Form 10-K for the fiscal year ended December 31, 2013, File No. 000-53908.)
*10.3.2(b)	–	Agreement and Amendment No. 2 to Plant Alvin W. Vogtle Additional Units Ownership Participation Agreement, dated as of February 20, 2014, by and among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia. (filed as Exhibit 10.3.2(b) to the Registrant's Form 10-K for the fiscal year ended December 31, 2013, File No. 000-53908.)
*10.3.2(c)	–	Owners Consent to Assignment and Direct Agreement and Amendment to Plant Alvin W. Vogtle Additional Units Ownership Participation Agreement by and among Georgia Power Company, Oglethorpe Power Corporation, Municipal Electric Authority of Georgia and the City of Dalton, Georgia, dated as of February 20, 2014. (Filed as Exhibit 10.1 to the Registrant's Form 8-K filed on February 20, 2014, File No. 000-53908.)
*10.3.3	–	Plant Alvin W. Vogtle Nuclear Units Amended and Restated Operating Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of April 21, 2006. (Filed as Exhibit 10.4.3 to the Registrant's Form 8-K, filed April 27, 2006, File No. 33-7591.)
*10.3.3(a)	–	Amendment No. 1 to Plant Alvin W. Vogtle Nuclear Units Amended and Restated Operating Agreement, dated as of April 8, 2008, among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia. (filed as Exhibit 10.3.3(a) to the Registrant's Form 10-K for the fiscal year ended December 31, 2013, File No. 000-53908.)

*10.3.3(b)	–	Agreement and Amendment No. 2 to Plant Alvin W. Vogtle Nuclear Units Amended and Restated Operating Agreement, dated as of February 20, 2014, among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia. (filed as Exhibit 10.3.3(b) to the Registrant's Form 10-K for the fiscal year ended December 31, 2013, File No. 000-53908.)
10.3.4(a)(2)	–	Engineering, Procurement and Construction Agreement between Georgia Power Company, acting for itself and as agent for Oglethorpe, Municipal Electric Authority of Georgia and the City of Dalton, Georgia, acting by and through its Board of Water, Light and Sinking Fund Commissioners, as owners and a consortium consisting of Westinghouse Electric Company LLC and Stone & Webster, Inc., as contractor, for Units 3 & 4 at the Vogtle Electric Generating Plant Site, dated as of April 8, 2008. (Incorporated by reference to Exhibit 10(c)1 of Georgia Power Company's Form 10-Q/A for the quarterly period ended June 30, 2008, filed with the SEC on January 26, 2009.)
10.3.4(b)(2)	–	Amendment No. 1, dated as of December 11, 2009, to the Engineering, Procurement and Construction Agreement, dated as of April 8, 2008, between Georgia Power, for itself and as agent for Oglethorpe, Municipal Electric Authority of Georgia, and Dalton Utilities, as owners, and a consortium consisting of Westinghouse and Stone & Webster, as contractor, for Units 3 & 4 at the Vogtle Electric Generating Plant Site. (Incorporated by reference to Exhibit 10(c)29 of Georgia Power Company's Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on February 25, 2010.)
10.3.4(c)(2)	–	Amendment No. 2, dated as of January 15, 2010, to the Engineering, Procurement and Construction Agreement, dated as of April 8, 2008, between Georgia Power, for itself and as agent for Oglethorpe, Municipal Electric Authority of Georgia, and Dalton Utilities, as owners, and a consortium consisting of Westinghouse and Stone & Webster, as contractor, for Units 3 & 4 at the Vogtle Electric Generating Plant Site. (Incorporated by reference to Exhibit 10(c)(1) of Georgia Power Company's Form 10-Q for the quarterly period ended March 31, 2010, filed with the SEC on May 7, 2010.)
10.3.4(d)(2)	–	Amendment No. 3, dated as of February 23, 2010, to the Engineering, Procurement and Construction Agreement, dated as of April 8, 2008, between Georgia Power, for itself and as agent for Oglethorpe, Municipal Electric Authority of Georgia, and Dalton Utilities, as owners, and a consortium consisting of Westinghouse and Stone & Webster, as contractor, for Units 3 & 4 at the Vogtle Electric Generating Plant Site. (Incorporated by reference to Exhibit 10(c)(2) of Georgia Power Company's Form 10-Q for the quarterly period ended March 31, 2010, filed with the SEC on May 7, 2010.)
10.3.4(e)(2)	–	Amendment No. 4, dated as of May 2, 2011, to the Engineering, Procurement and Construction Agreement, dated as of April 8, 2008, between Georgia Power, for itself and as agent for Oglethorpe, Municipal Electric Authority of Georgia and Dalton Utilities, as owners, and a consortium consisting of Westinghouse and Stone & Webster, as contractor, for Units 3 & 4 at the Vogtle Electric Generating Plant Site. (Incorporated by reference to Exhibit 10(c)(2) of Georgia Power Company's Form 10-Q for the quarterly period ended June 30, 2011, filed with the SEC on August 5, 2011.)
10.3.4(f)(2)	–	Amendment No. 5, dated as of February 7, 2012, to the Engineering, Procurement and Construction Agreement, dated as of April 8, 2008, between Georgia Power, for itself and as agent for Oglethorpe, Municipal Electric Authority of Georgia and Dalton Utilities, as owners, and a consortium consisting of Westinghouse and Stone & Webster, as contractor, for Units 3 & 4 at the Vogtle Electric Generating Plant Site. (Incorporated by reference to Exhibit 10(c)(2) of Georgia Power Company's Form 10-Q for the quarterly period ended March 31, 2012, filed with the SEC on May 7, 2012.)

10.3.4(g)(2)	–	Amendment No. 6, dated as of January 23, 2014, to the Engineering, Procurement and Construction Agreement, dated as of April 8, 2008, between Georgia Power, for itself and as agent for Oglethorpe, Municipal Electric Authority of Georgia, and Dalton Utilities, as owners, and a consortium consisting of Westinghouse and Stone & Webster, as contractor, for Units 3 & 4 at the Vogtle Electric Generating Plant Site. (Incorporated by reference to Exhibit 10(c)2 of Georgia Power Company's Form 10-Q for the quarterly period ended March 31, 2014, filed with the SEC on May 8, 2014.)
10.3.4(h)(2)	–	Amendment No. 7, dated as of December 31, 2015, to the Engineering, Procurement and Construction Agreement, dated as of April 8, 2008, between Georgia Power, for itself and as agent for Oglethorpe, Municipal Electric Authority of Georgia and Dalton Utilities, as owners, and a consortium consisting of Westinghouse and Stone & Webster, as contractor, for Units 3 & 4 at the Vogtle Electric Generating Plant Site. (Incorporated by reference to Exhibit 10(c)(25) of Georgia Power Company's Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on February 26, 2016.)
*10.4.1	–	Plant Hal Wansley Purchase and Ownership Participation Agreement between Georgia Power Company and Oglethorpe, dated as of March 26, 1976. (Filed as Exhibit 10.8.1 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.4.2(a)	–	Plant Hal Wansley Operating Agreement between Georgia Power Company and Oglethorpe, dated as of March 26, 1976. (Filed as Exhibit 10.8.2 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.4.2(b)	–	Amendment, dated as of January 15, 1995, to the Plant Hal Wansley Operating Agreements by and among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia. (Filed as Exhibit 10.5.2(a) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1996, File No. 33-7591.)
*10.4.3	–	Plant Hal Wansley Combustion Turbine Agreement between Georgia Power Company and Oglethorpe, dated as of August 2, 1982 and Amendment No. 1, dated October 20, 1982. (Filed as Exhibit 10.18 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.5.1	–	Edwin I. Hatch Nuclear Plant Purchase and Ownership Participation Agreement between Georgia Power Company and Oglethorpe, dated as of January 6, 1975. (Filed as Exhibit 10.9.1 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.5.2	–	Edwin I. Hatch Nuclear Plant Operating Agreement between Georgia Power Company and Oglethorpe, dated as of January 6, 1975. (Filed as Exhibit 10.9.2 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.6.1	–	Rocky Mountain Pumped Storage Hydroelectric Project Ownership Participation Agreement, dated as of November 18, 1988, by and between Oglethorpe and Georgia Power Company. (Filed as Exhibit 10.22.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1988, File No. 33-7591.)
*10.6.2	–	Rocky Mountain Pumped Storage Hydroelectric Project Operating Agreement, dated as of November 18, 1988, by and between Oglethorpe and Georgia Power Company. (Filed as Exhibit 10.22.2 to the Registrant's Form 10-K for the fiscal year ended December 31, 1988, File No. 33-7591.)
*10.7.1	–	Amended and Restated Wholesale Power Contract, dated as of January 1, 2003, between Oglethorpe and Altamaha Electric Membership Corporation, together with a schedule identifying 36 other substantially identical Amended and Restated Wholesale Power Contracts. (Filed as Exhibit 10.31.1 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2003, File No. 33-7591.)

*10.7.2	–	First Amendment to Amended and Restated Wholesale Power Contract, dated as of June 1, 2005, between Oglethorpe and Altamaha Electric Membership Corporation, together with a scheduling identifying 35 other substantially identical First Amendments. (Filed as Exhibit 10.8.2 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2005, File No. 33-7591.)
*10.7.3	–	Amended and Restated Supplemental Agreement, dated as of January 1, 2003, by and among Oglethorpe, Altamaha Electric Membership Corporation and the United States of America, together with a schedule identifying 36 other substantially identical Amended and Restated Supplemental Agreements. (Filed as Exhibit 10.31.2 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2003, File No. 33-7591.)
*10.7.4	–	Supplemental Agreement to the Amended and Restated Wholesale Power Contract, dated as of January 1, 1997, by and among Georgia Power Company, Oglethorpe and Altamaha Electric Membership Corporation, together with a schedule identifying 36 other substantially identical Supplemental Agreements. (Filed as Exhibit 10.8.3 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.7.5	–	Wholesale Power Contract, dated November 1, 2009, between Oglethorpe and Flint Electric Membership Corporation. (Filed as Exhibit 10.8.8 to the Registrant's Form 10-K for the fiscal year ended December 31, 2009, File No. 000-53908.)
*10.7.6	–	Supplemental Agreement to the Wholesale Power Contract, dated as of November 1, 2009, by and between Oglethorpe, Flint Electric Membership Corporation and the United States of America. (Filed as Exhibit 10.8.9 to the Registrant's Form 10-K for the fiscal year ended December 31, 2009, File No. 000-53908.)
*10.8	–	ITSA, Power Sale and Coordination Umbrella Agreement between Oglethorpe and Georgia Power Company, dated as of November 12, 1990. (Filed as Exhibit 10.28 to the Registrant's Form 8-K, filed January 4, 1991, File No. 33-7591.)
*10.9	–	Second Amended and Restated Nuclear Managing Board Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of April 21, 2006. (Filed as Exhibit 10.13(b) to the Registrant's Form 8-K, filed April 27, 2006, File No. 33-7591.)
*10.9(a)	–	Amendment No. 1 to Second Amended and Restated Nuclear Managing Board Agreement, dated as of April 8, 2008, among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton. (filed as Exhibit 10.9(a) to the Registrant's Form 10-K for the fiscal year ended December 31, 2013, File No. 000-53908.)
*10.9(b)	–	Agreement and Amendment No. 2 to Second Amended and Restated Nuclear Managing Board Agreement, dated as of February 20, 2014, among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia, MEAG Power SPV J, LLC, MEAG Power SPV P, LLC, MEAG Power SPV M, LLC and City of Dalton. (filed as Exhibit 10.9(b) to the Registrant's Form 10-K for the fiscal year ended December 31, 2013, File No. 000-53908.)
*10.10	–	Supplemental Agreement by and among Oglethorpe, Tri-County Electric Membership Corporation and Georgia Power Company, dated as of November 12, 1990, together with a schedule identifying 37 other substantially identical Supplemental Agreements. (Filed as Exhibit 10.30 to the Registrant's Form 8-K, filed January 4, 1991, File No. 33-7591.)

*10.11.1(a)	–	Member Transmission Service Agreement, dated as of March 1, 1997, by and between Oglethorpe and Georgia Transmission Corporation (An Electric Membership Corporation). (Filed as Exhibit 10.33.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.11.1(b)	–	Agreement to Extend the Term of the Member Transmission Service Agreement, dated as of August 2, 2006, by and between Oglethorpe and Georgia Transmission Corporation (An Electric Membership Corporation). (Filed as Exhibit 10.17.1(b) to the Registrant's Form 10-Q for the quarterly period ended June 30, 2006, File No. 33-7591.)
*10.11.2	–	Generation Services Agreement, dated as of March 1, 1997, by and between Oglethorpe and Georgia System Operations Corporation. (Filed as Exhibit 10.33.2 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.11.3	–	Operation Services Agreement, dated as of March 1, 1997, by and between Oglethorpe and Georgia System Operations Corporation. (Filed as Exhibit 10.33.3 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.12	–	Long Term Transaction Service Agreement Under Southern Companies' Federal Energy Regulatory Commission Electric Tariff Volume No. 4 Market-Based Rate Tariff, between Georgia Power Company and Oglethorpe, dated as of February 26, 1999. (Filed as Exhibit 10.27 to the Registrant's Form 10-Q for the quarterly period ended March 31, 1999, File No. 33-7591.)
*10.13	–	Credit Agreement, dated as of March 23, 2015, among Oglethorpe, as borrower, and the lenders identified therein, including National Rural Utilities Cooperative Finance Corporation, as administrative agent. (Filed as Exhibit 10.13 to the Registrant's Form 10-K for the fiscal year ended December 31, 2015, File No. 000-53908.)
*10.14(a)(3)	–	Employment Agreement, dated as of October 11, 2013, between Oglethorpe and Michael L. Smith. (Filed as Exhibit 10.1 to the Registrant's Form 8-K filed October 16, 2013, File No. 000-53908.)
10.14(b)(3)	–	Amendment to Employment Agreement, dated March 21, 2016, between Oglethorpe and Michael L. Smith.
*10.15(a)(3)	–	Employment Agreement, dated January 1, 2007, between Oglethorpe and Michael W. Price. (Filed as Exhibit 10.20 to the Registrant's Form 10-K for the fiscal year ended December 31, 2006, File No. 33-7591.)
10.15(b)(3)	–	Amendment to Employment Agreement, dated January 7, 2016, between Oglethorpe and Michael W. Price.
*10.16(a)(3)	–	Employment Agreement, dated as of January 1, 2007, between Oglethorpe and Elizabeth Bush Higgins. (Filed as Exhibit 10.21 to the Registrant's Form 10-K for the fiscal year ended December 31, 2006, File No. 33-7591.)
10.16(b)(3)	–	Amendment to Employment Agreement, dated January 7, 2016, between Oglethorpe and Elizabeth Bush Higgins.
*10.17(a)(3)	–	Employment Agreement, dated as of January 1, 2007, between Oglethorpe and William F. Ussery. (Filed as Exhibit 10.23 to the Registrant's Form 10-K for the fiscal year ended December 31, 2006, File No. 33-7591.)
10.17(b)(3)	–	Amendment to Employment Agreement, dated January 7, 2016, between Oglethorpe and William F. Ussery.
*10.18(a)(3)	–	Employment Agreement, dated as of August 17, 2009, between Oglethorpe and Charles W. Whitney (Filed as Exhibit 10.1 to the Registrant's Form 10-Q for the quarterly period ended September 30, 2009, File No. 33-7591.)

10.18(b)(3)	–	Amendment to Employment Agreement, dated January 7, 2016, between Oglethorpe and Charles W. Whitney.
12.1	–	Oglethorpe Computation of Ratio of Earnings to Fixed Charges, Margins for Interest Ratio and Equity Ratio.
14.1	–	Code of Conduct, available on our website, www.opc.com.
23.1	–	Consent of Ernst & Young LLP
31.1	–	Rule 13a-14(a)/15d-14(a) Certification, by Michael L. Smith (Principal Executive Officer).
31.2	–	Rule 13a-14(a)/15d-14(a) Certification, by Elizabeth B. Higgins (Principal Financial Officer).
32.1	–	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Michael L. Smith (Principal Executive Officer).
32.2	–	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Elizabeth B. Higgins (Principal Financial Officer).
*99.1	–	Member Financial and Statistical Information (Filed as Exhibit 99.1 to the Registrant's Form 10-Q for the quarterly period ended March 31, 2015, File No. 000-53908.)
101	–	XBRL Interactive Data File.

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

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2016.

OGLETHORPE POWER CORPORATION (AN ELECTRIC MEMBERSHIP CORPORATION)
By:	/s/ MICHAEL L. SMITH MICHAEL L. SMITH President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL L. SMITH MICHAEL L. SMITH	President and Chief Executive Officer (Principal Executive Officer)	March 28, 2016
/s/ ELIZABETH B. HIGGINS ELIZABETH B. HIGGINS	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 28, 2016
/s/ G. KENNETH WARREN, JR. G. KENNETH WARREN, JR.	Vice President, Controller (Principal Accounting Officer)	March 28, 2016
/s/ JIMMY G. BAILEY JIMMY G. BAILEY	Director	March 28, 2016
/s/ RANDY CRENSHAW RANDY CRENSHAW	Director	March 28, 2016
/s/ WM. RONALD DUFFEY WM. RONALD DUFFEY	Director	March 28, 2016
/s/ M. ANTHONY HAM M. ANTHONY HAM	Director	March 28, 2016
/s/ ERNEST A. JAKINS III ERNEST A. JAKINS III	Director	March 28, 2016

Signature	Title	Date

/s/ FRED MCWHORTER FRED MCWHORTER	Director	March 28, 2016
/s/ MARSHALL S. MILLWOOD MARSHALL S. MILLWOOD	Director	March 28, 2016
/s/ JEFFREY W. MURPHY JEFFREY W. MURPHY	Director	March 28, 2016
/s/ DANNY L. NICHOLS DANNY L. NICHOLS	Director	March 28, 2016
/s/ SAMMY G. SIMONTON SAMMY G. SIMONTON	Director	March 28, 2016
/s/ BOBBY C. SMITH, JR. BOBBY C. SMITH, JR.	Director	March 28, 2016
/s/ GEORGE L. WEAVER GEORGE L. WEAVER	Director	March 28, 2016
/s/ JAMES I. WHITE JAMES I. WHITE	Director	March 28, 2016