Form 10-Q
period 2016-03-31
OGLETHORPE POWER CORP
filed 2016-05-12
CIK 788816

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
OR
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
FOR THE QUARTER ENDED MARCH 31, 2016

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

Although we believe that in making these forward-looking statements our expectations are based on reasonable assumptions, any forward-looking statement involves uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. Some of the risks, uncertainties and assumptions that may cause actual results to differ from these forward-looking statements are described under "Item 1A—RISK FACTORS" and in other sections of our annual report on Form 10-K for the fiscal year ended December 31, 2015. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this quarterly report may not occur.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Oglethorpe Power Corporation Consolidated Balance Sheets (Unaudited) March 31, 2016 and December 31, 2015

	(dollars in thousands)
	2016	2015
Assets
Electric plant:
In service	$8,630,779	$8,596,148
Less: Accumulated provision for depreciation	(3,968,968)	(3,925,838)

	4,661,811	4,670,310
Nuclear fuel, at amortized cost	387,207	373,145
Construction work in progress	2,958,677	2,868,669

	8,007,695	7,912,124

Investments and funds:
Nuclear decommissioning trust fund	369,441	363,829
Investment in associated companies	73,197	72,010
Long-term investments	90,470	86,771
Restricted cash and investments	144,109	134,690
Other	19,394	19,097

	696,611	676,397

Current assets:
Cash and cash equivalents	111,093	213,038
Restricted short-term investments	250,541	253,204
Receivables	126,420	130,464
Inventories, at average cost	293,999	299,252
Prepayments and other current assets	16,640	16,913

	798,693	912,871

Deferred charges:
Regulatory assets	554,494	530,254
Other	22,910	28,137

	577,404	558,391

	$10,080,403	$10,059,783

The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Balance Sheets (Unaudited) March 31, 2016 and December 31, 2015

	(dollars in thousands)
	2016	2015
Equity and Liabilities
Capitalization:
Patronage capital and membership fees	$830,063	$809,465
Accumulated other comprehensive margin	342	58

	830,405	809,523
Long-term debt	7,403,407	7,291,154
Obligation under capital leases	96,501	96,501
Other	17,857	17,561

	8,348,170	8,214,739

Current liabilities:
Long-term debt and capital leases due within one year	189,938	189,840
Short-term borrowings	303,020	261,478
Accounts payable	44,241	157,432
Accrued interest	53,302	58,830
Member power bill prepayments, current	173,004	174,743
Other current liabilities	56,566	86,746

	820,071	929,069

Deferred credits and other liabilities:
Asset retirement obligations	599,631	602,230
Member power bill prepayments, non-current	39,165	44,205
Contract retainage	62,552	66,515
Regulatory liabilities	177,351	166,967
Other	33,463	36,058

	912,162	915,975

	$10,080,403	$10,059,783

The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Revenues and Expenses (Unaudited) For the Three Months Ended March 31, 2016 and 2015

	(dollars in thousands)
	Three Months
	2016	2015
Operating revenues:
Sales to Members	$348,097	$308,776
Sales to non-Members	64	31,002

Total operating revenues	348,161	339,778

Operating expenses:
Fuel	98,952	108,409
Production	103,471	114,759
Depreciation and amortization	53,486	42,652
Purchased power	13,143	13,631
Accretion	8,016	6,382
Deferral of Hawk Road and Smith Energy Facilities effect on net margin	—	(14,315)

Total operating expenses	277,068	271,518

Operating margin	71,093	68,260

Other income:
Investment income	12,323	9,849
Other	2,301	2,859

Total other income	14,624	12,708

Interest charges:
Interest expense	88,517	87,707
Allowance for debt funds used during construction	(26,380)	(26,253)
Amortization of debt discount and expense	2,982	4,145

Net interest charges	65,119	65,599

Net margin	$20,598	$15,369

The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Comprehensive Margin (Unaudited) For the Three Months Ended March 31, 2016 and 2015

	(dollars in thousands)
	Three Months
	2016	2015
Net margin	$20,598	$15,369

Other comprehensive margin:
Unrealized gain (loss) on available-for-sale securities	284	(47)

Total comprehensive margin	$20,882	$15,322

The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Patronage Capital and Membership Fees and Accumulated Other Comprehensive Margin (Unaudited) For the Three Months Ended March 31, 2016 and 2015

	(dollars in thousands)
	Patronage Capital and Membership Fees	Accumulated Other Comprehensive Margin	Total
Balance at December 31, 2014	$761,124	$468	$761,592

Components of comprehensive margin:
Net margin	15,369	—	15,369
Unrealized loss on available-for-sale securities	—	(47)	(47)

Balance at March 31, 2015	$776,493	$421	$776,914

Balance at December 31, 2015	$809,465	$58	$809,523

Components of comprehensive margin:
Net margin	20,598	—	20,598
Unrealized gain on available-for-sale securities	—	284	284

Balance at March 31, 2016	$830,063	$342	$830,405

The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Cash Flows (Unaudited) For the Three Months Ended March 31, 2016 and 2015

	(dollars in thousands)
	2016	2015
Cash flows from operating activities:
Net margin	$20,598	$15,369

Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization, including nuclear fuel	87,413	76,642
Accretion cost	8,016	6,382
Amortization of deferred gains	(447)	(447)
Allowance for equity funds used during construction	(177)	(173)
Deferred outage costs	(24,869)	(17,169)
Deferral of Hawk Road and Smith Energy Facilities effect on net margin	—	(14,315)
Gain on sale of investments	849	(4,687)
Regulatory deferral of costs associated with nuclear decommissioning	(5,814)	1,222
Other	(1,685)	(1,617)
Change in operating assets and liabilities:
Receivables	4,044	10,471
Inventories	5,253	18,031
Prepayments and other current assets	273	(30,174)
Accounts payable	(39,787)	(39,364)
Accrued interest	(5,528)	(5,703)
Accrued taxes	(13,160)	(8,914)
Other current liabilities	(9,777)	(10,545)
Member power bill prepayments	(6,779)	23,732

Total adjustments	(2,175)	3,372

Net cash provided by operating activities	18,423	18,741

Cash flows from investing activities:
Property additions	(259,447)	(157,332)
Activity in nuclear decommissioning trust fund—Purchases	(129,886)	(111,750)
—Proceeds	128,179	110,666
Increase in restricted cash and investments	(9,419)	(586)
Decrease (increase) in restricted short-term investments	2,663	(4,668)
Activity in other long-term investments—Purchases	(14,267)	(12,045)
—Proceeds	11,639	11,214
Other	3,147	(5,278)

Net cash used in investing activities	(267,391)	(169,779)

Cash flows from financing activities:
Long-term debt proceeds	7,998	113,718
Long-term debt payments	(36,677)	(37,319)
Increase in short-term borrowings, net	171,280	109,360
Other	4,422	(408)

Net cash provided by financing activities	147,023	185,351

Net (decrease) increase in cash and cash equivalents	(101,945)	34,313
Cash and cash equivalents at beginning of period	213,038	237,391

Cash and cash equivalents at end of period	$111,093	$271,704

Supplemental cash flow information:
Cash paid for—
Interest (net of amounts capitalized)	$66,950	$69,258
Supplemental disclosure of non-cash investing and financing activities:
Change in asset retirement obligations	$(10,425)	$—
Change in accrued property additions	$(79,336)	$(22,510)
Interest paid-in-kind	$10,606	$8,065

The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation
Notes to Unaudited Consolidated Financial Statements

(A)
General.    The consolidated financial statements included in this report have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in this report reflects all adjustments (which include only normal recurring adjustments) and estimates necessary to fairly state, in all material respects, the results for the three-month periods ended March 31, 2016 and 2015. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. Certain prior year amounts have been reclassified to conform with the current year presentation.

  For the three month period ended March 31, 2015, we made an adjustment of $8,065,000 in the Consolidated Statement of Cash Flows to decrease other adjustments to reconcile net margin to net cash provided by operating activities and decrease cash paid for property additions. This adjustment reflects the non-cash nature of the allowance for debt funds used during construction related to interest paid-in-kind associated with loans under our Department of Energy Loan Guarantee. The change properly reflects an immaterial adjustment to cash flows provided by operations and cash used in investing activities, and is consistent with the 2016 presentation.

  These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the SEC. The results of operations for the three-month period ended March 31, 2016 are not necessarily indicative of results to be expected for the full year. As noted in our 2015 Form 10-K, our revenues consist primarily of sales to our 38 electric distribution cooperative members and, thus, the receivables on the consolidated balance sheets are principally from our members. (See "Notes to Consolidated Financial Statements" in our 2015 Form 10-K.)

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

  The tables below detail assets and liabilities measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015.

	Fair Value Measurements at Reporting Date Using
	March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$152,412	$152,412	$—	$—
International equity trust	69,040	—	69,040	—
Corporate bonds	46,223	—	46,223	—
US Treasury and government agency securities	80,644	80,644	—	—
Agency mortgage and asset backed securities	16,463	—	16,463	—
Municipal bonds	380	—	380	—
Other	4,279	4,279	—	—
Long-term investments:
International equity trust	12,904	—	12,904	—
Corporate bonds	9,516	—	9,516	—
US Treasury and government agency securities	14,692	14,692	—	—
Agency mortgage and asset backed securities	1,482	—	1,482	—
Mutual funds	51,721	51,721	—	—
Other	155	155	—	—
Interest rate options	95	—	—	95
Natural gas swaps	25,919	—	25,919	—

	Fair Value Measurements at Reporting Date Using
	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$151,178	$151,178	$—	$—
International equity trust	68,753	—	68,753	—
Corporate bonds	48,450	—	48,450	—
US Treasury and government agency securities	75,173	74,698	475	—
Agency mortgage and asset backed securities	15,503	—	15,503	—
Other	4,772	4,772	—	—
Long-term investments:
Corporate bonds	9,903	—	9,903	—
US Treasury and government agency securities	13,772	13,772	—	—
Agency mortgage and asset backed securities	1,121	—	1,121	—
International equity trust	12,846	—	12,846	—
Mutual funds	48,649	48,649	—	—
Other	479	479	—	—
Interest rate options	1,010	—	—	1,010
Natural gas swaps	24,995	—	24,995	—

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

  The following tables present the changes in Level 3 assets measured at fair value on a recurring basis during the three months ended March 31, 2016 and 2015.

Three Months Ended March 31, 2016

Interest rate options

(dollars in thousands)
Assets (Liabilities):
Balance at December 31, 2015	$1,010
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	(915)

Balance at March 31, 2016	$95

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

  The estimated fair values of our long-term debt, including current maturities at March 31, 2016 and December 31, 2015 were as follows (in thousands):

	2016		2015

	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$7,686,691	$8,991,014	$7,575,027	$8,445,630

  The estimated fair value of long-term debt is classified as Level 2 and is estimated based on observed or quoted market prices for the same or similar issues or on current rates offered to us for debt of similar maturities. The primary sources of our long-term debt consist of first mortgage bonds, pollution control revenue bonds and long-term debt issued by the Federal Financing Bank that is guaranteed by the Rural Utilities Service or the U.S. Department of Energy. We also have small amounts of long-term debt provided by National Rural Utilities Cooperative Finance Corporation (CFC) and by CoBank, ACB. The valuations for the first mortgage bonds and the pollution control revenue bonds were obtained from third party investment banking firms and a third party data reporting service, and are based on secondary market trading of our debt. Valuations for debt issued by the Federal Financing Bank are based on U.S. Treasury rates as of March 31, 2016 plus an applicable spread, which reflects our borrowing rate for new loans of this type from the Federal Financing Bank. The rates on the CFC debt are fixed and the valuation is based on rate quotes provided by CFC. We use an interest rate quote sheet provided by CoBank for valuation of the CoBank debt, which reflects current rates for similar loans.

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

  It is possible that volatility in commodity prices and/or interest rates could cause us to have credit risk exposures with one or more counterparties. We currently have credit risk exposure to our interest rate options counterparties. If such counterparties fail to perform their obligations, we could suffer a financial loss. However, as of March 31, 2016, all of the counterparties with transaction amounts outstanding under our hedging programs are rated investment grade by the major rating agencies or have provided a guaranty from one of their affiliates that is rated investment grade.

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

  At March 31, 2016 and December 31, 2015, the estimated fair value of our natural gas contracts was a net liability of approximately $25,919,000 and $22,848,000, respectively.

  As of March 31, 2016 and December 31, 2015, neither we nor any counterparties were required to post credit support or collateral under the natural gas swap agreements. If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2016 due to our credit rating being downgraded below investment grade, we would have been required to post letters of credit of $25,919,000 with our counterparties.

  The following table reflects the volume activity of our natural gas derivatives as of March 31, 2016 that is expected to settle or mature each year:

Year	Natural Gas Swaps (MMBTUs) (in millions)

2016	21.6
2017	18.1
2018	15.4
2019	10.0
2020	2.5

Total	67.6

  Interest rate options.     We are exposed to the risk of rising interest rates due to the significant amount of new long-term debt we expect to incur in connection with anticipated capital expenditures, particularly the construction of Vogtle Units No. 3 and No. 4. In fourth quarter of 2011, we purchased LIBOR swaptions at a cost of $100,000,000 with a total notional amount of approximately $2,200,000,000 to hedge the interest rates on a portion of the debt that we are incurring to finance the two additional nuclear units at Plant Vogtle. Since inception, swaptions having a notional amount of approximately $1,864,393,000 have expired and, as of March 31, 2016, the remaining notional amount of our outstanding swaptions was approximately $314,810,000.

  The LIBOR swaptions are each designed to cap our effective interest rate at a specified fixed interest rate on a specified option expiration date. This is accomplished by means of a payment of the cash settlement value our counterparties are obligated to make to us if prevailing fixed LIBOR swap rates exceed the specified fixed rate on the option expiration date. This payment would partially offset our interest costs, thereby reducing our effective interest rate. The cash settlement value would be zero if swap rates are at or below the specified fixed rate on the expiration date. The cash settlement value is calculated based on the value of an underlying swap which we have the right, but not the obligation, to enter into, which would begin on the option expiration date and extend until 2042 and under which we would pay the specified fixed rate and receive a floating LIBOR rate. The fixed rates on the unexpired swaptions we hold average 198 basis points above the corresponding LIBOR swap rates that were in effect as of March 31, 2016, and the weighted average fixed rate is 3.93%. Swaptions having notional amounts totaling $75,892,000 expired without value during the three months ended March 31, 2016. The remaining swaptions expire quarterly through March 31, 2017.

  We paid all the premiums to purchase these LIBOR swaptions at the time we entered into these transactions. At March 31, 2016 and December 31, 2015, the fair value of these swaptions was approximately $95,000 and $1,010,000, respectively. To manage our credit exposure to our counterparties, we negotiated credit support provisions that require each counterparty to provide us collateral in the form of cash or securities to the extent that the value of the swaptions outstanding for that counterparty exceeds a certain threshold. The collateral thresholds can range from $0 to $10,000,000 depending on each counterparty's credit rating. As of March 31, 2016 and December 31, 2015, there were no collateral postings required of the counterparties.

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

  The following table reflects the remaining notional amount of forecasted debt issuances we have hedged in each year with LIBOR swaptions as of March 31, 2016.

Year	LIBOR Swaption Notional Dollar Amount (in thousands)

2016	$234,641
2017	80,169

Total	$314,810

  The table below reflects the fair value of derivative instruments and their effect on our consolidated balance sheets at March 31, 2016 and December 31, 2015.

	Balance Sheet Location	Fair Value

		2016	2015
		(dollars in thousands)
Not designated as hedge:
Assets:
Interest rate options	Other deferred charges	$95	$1,010
Liabilities:
Natural gas swaps	Other current liabilities	$25,919	$22,848

  The following table presents the gross realized gains and (losses) on derivative instruments recognized in margin for the three months ended March 31, 2016 and 2015.

	Statement of Revenues and Expenses	Three months ended March 31,
	Location	2016	2015

		(dollars in thousands)
Not Designated as hedge:
Natural Gas Swaps	Fuel	$11	$—
Natural Gas Swaps	Fuel	(4,228)	(5,527)

		$(4,217)	$(5,527)

  The following table presents the unrealized gains and (losses) on derivative instruments deferred on the balance sheet at March 31, 2016 and December 31, 2015.

	Balance Sheet Location	2016	2015

		(dollars in thousands)
Not designated as hedge:
Natural gas swaps	Regulatory asset	$(25,919)	$(22,848)
Interest rate options	Regulatory asset	(21,962)	(25,915)

Total not designated as hedge		$(47,881)	$(48,763)

  The following table presents the gross amounts of derivatives and their related offset amounts as permitted by their respective master netting agreements and obligations to return cash collateral.

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts offset on the Balance Sheet	Cash Collateral	Net Amounts of Assets Presented on the Balance Sheet

	(dollars in thousands)
March 31, 2016
Assets:
Natural gas swaps	$(25,919)	$—	$—	$(25,919)
Interest rate options	$22,057	$(21,962)	$—	$95
December 31, 2015
Assets:
Natural gas swaps	$(22,848)	$—	$—	$(22,848)
Interest rate options	$26,925	$(25,915)	$—	$1,010

(D)
Investments in Debt and Equity Securities.    Investment securities we hold are classified as available-for-sale. Available-for-sale securities are carried at market value with unrealized gains and losses, net of any tax effect, added to or deducted from other comprehensive margin, except that, in accordance with our rate-making treatment, unrealized gains and losses from investment securities held in the nuclear decommissioning funds are directly added to or deducted from the regulatory asset for asset retirement obligations. Realized gains and losses on the nuclear decommissioning funds are also recorded to the regulatory asset. All realized and unrealized gains and losses are determined using the specific identification method. As of March 31, 2016, approximately 83% of these gross unrealized losses had been unrealized for a duration of less than one year.

  The following tables summarize the activities for available-for-sale securities as of March 31, 2016 and December 31, 2015.

	Gross Unrealized

	(dollars in thousands)
March 31, 2016	Cost	Gains	Losses	Fair Value

Equity	$231,117	$39,324	$(9,263)	$261,178
Debt	193,012	3,174	(1,887)	194,299
Other	4,435	—	(1)	4,434

Total	$428,564	$42,498	$(11,151)	$459,911

	Gross Unrealized

	(dollars in thousands)
December 31, 2015	Cost	Gains	Losses	Fair Value

Equity	$230,123	$37,494	$(9,635)	$257,982
Debt	189,700	1,158	(3,491)	187,367
Other	5,255	—	(4)	5,251

Total	$425,078	$38,652	$(13,130)	$450,600

(E)
Recently Issued or Adopted Accounting Pronouncements.    In May 2014, the Financial Accounting Standards Board (FASB) issued "Revenue from Contracts with Customers" (Topic 606). The new revenue standard requires that an entity recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The standard is effective for the annual reporting period beginning after December 15, 2016 using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a modified retrospective approach with the cumulative effect of initially adopting the standard recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted. In March 2016, the FASB issued an amendment to the new revenue standard, which provides guidance on assessing whether an entity is a principal or an agent in a revenue transaction. The conclusion determines whether an entity reports revenue on a gross or net basis. The amendment focuses on who controls the good or service in an arrangement before it is transferred to a customer and further clarifies the unit of account and indicators of when an entity is the principal. In April 2016, the FASB further amended the new revenue standard by clarifying: (i) how an entity should evaluate the nature of its promise in granting a license of intellectual property, which will determine whether it recognizes revenue over time or at a point in time, and (ii) when a promised good or service is separately identifiable (i.e., distinct within the context of the contract) and allowing entities to disregard items that are immaterial in the context of a contract.

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

  In July 2015, the FASB issued "Inventory (Topic 330): Simplifying the Measurement of Inventory." Under the new inventory standard, inventories are required to be measured at the lower of cost and net realizable value, the latter representing the estimated selling price in the ordinary course of business, reduced by costs of completion, disposal, and transportation. Under current guidance, inventories are required to be measured at the lower of cost or market, but depending upon specific circumstances, market could be replacement cost, net realizable value, or net realizable value reduced by a normal profit margin. The amendments do not apply to inventory measured using the last-in, first-out or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first out or average cost, the method used to measure all of our inventories. The new standard is effective for us prospectively for annual reporting periods beginning after December 15, 2016, and interim periods therein. Early adoption is permitted as of the beginning of an interim or annual reporting period. We are currently evaluating this standard but do not expect adoption of the standard to have a material impact on our consolidated financial statements.

  In November 2015, the FASB issued "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes." The amendments in this standard simplifies the presentation of deferred income taxes by eliminating the separate classification of deferred income tax assets and liabilities into current and noncurrent amounts in the statement of financial position. The amendments in the update require that all deferred tax assets and liabilities be classified as noncurrent in the consolidated balance sheet. The new standard is effective for us prospectively for annual reporting periods beginning after December 15, 2016, and interim periods therein. Early adoption is permitted as of the beginning of an interim or annual reporting period. We are currently evaluating this standard but do not expect adoption of the standard to have a material impact on our consolidated financial statements.

  In January 2016, the FASB issued "Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities". The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The new standard is effective for us for annual reporting periods beginning after December 15, 2017, and interim periods therein. Certain provisions within this update can be adopted early. Certain provisions within this update should be applied by means of a cumulative-effect adjustment to the balance sheet of the fiscal year of adoption and certain provisions should be applied prospectively. We are currently evaluating the future impact of this standard on our consolidated financial statements.

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

(F)
Accumulated Comprehensive Margin.    The table below provides detail of the beginning and ending balance for each classification of other comprehensive margin along with the amount of any reclassification adjustments included in margin for each of the periods presented in the unaudited Consolidated Statements of Patronage Capital and Membership Fees and Accumulated Other Comprehensive Margin. There were no material changes in the nature, timing or amounts of expected (gain) loss reclassified to net margin from the amounts disclosed in our 2015 Form 10-K. Amounts reclassified to net margin in the table below are reflected in "Other income" on our unaudited Consolidated Statements of Revenues and Expenses.

  Our effective tax rate is zero; therefore, all amounts below are presented net of tax.

Accumulated Other Comprehensive Margin Three Months Ended

(dollars in thousands)
Available-for-sale Securities

Balance at December 31, 2014	$468
Unrealized gain	107
(Gain) reclassified to net margin	(154)

Balance at March 31, 2015	$421

Balance at December 31, 2015	$58
Unrealized gain	294
(Gain) reclassified to net margin	(10)

Balance at March 30, 2016	$342

(G)
Contingencies and Regulatory Matters.

  We do not anticipate that the liabilities, if any, for any current proceedings against us will have a material effect on our financial condition or results of operations. However, at this time, the ultimate outcome of any pending or potential litigation cannot be determined.

  a.    Nuclear Construction

  In 2008, Georgia Power, acting for itself and as agent for us, the Municipal Electric Authority of Georgia and the City of Dalton, Georgia, acting by and through its Board of Water, Light and Sinking Fund Commissioners, doing business as Dalton Utilities (collectively, the Co-owners) and Westinghouse Electric Company LLC and Stone & Webster, Inc. (collectively, the Contractor) entered into an Engineering, Procurement and Construction Agreement (the EPC Agreement). Pursuant to the EPC Agreement, the Contractor will design, engineer, procure, construct and test two 1,100 megawatt nuclear units using the Westinghouse AP1000 technology and related facilities at Plant Vogtle, Units No. 3 and No. 4. Our ownership interest and proportionate share of the cost to construct these units is 30%, representing 660 megawatts of total capacity.

  On December 31, 2015, Westinghouse and the Co-owners entered into a settlement agreement to resolve certain disputes between the Co-owners and the Contractor under the EPC Agreement which were dismissed with prejudice on January 5, 2016. Future claims by the Contractor or Georgia Power, on behalf of the Co-owners, could arise throughout construction. These claims may be resolved through formal and informal dispute resolution procedures under the EPC Agreement and, under the resolution procedures, may be resolved through litigation after the completion of nuclear fuel load for both units.

  For additional information about the Vogtle construction project, see "Item 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA—Notes to Consolidated Financial Statements" in our 2015 Form 10-K.

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

  In May 2015, the Superior Court judge appointed a special master to oversee all pre-trial issues relating to these cases, including motions to dismiss that we and the other defendants filed in connection with each lawsuit. In September, the special master issued proposed orders to the judge to grant our and the other defendants' motions to dismiss both patronage capital lawsuits on all counts. On May 2, 2016, the Superior Court judge adopted the special master's proposed orders and granted our and the other defendants' motions to dismiss both of these lawsuits on all counts. The Court's decision remains subject to appeal.

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

(H)
Restricted Cash and Investments.    Restricted cash and investments primarily consist of funds on deposit with the Rural Utilities Service in the Cushion of Credit Account. The restricted investments will be utilized for future Rural Utilities Service Federal Financing Bank debt service payments. The funds on deposit earn interest at a rate of 5% per annum. At March 31, 2016 and December 31, 2015, we had restricted cash and investments totaling $394,717,000 and $387,961,000, respectively, of which $144,109,000 and $134,690,000, respectively, were classified as long-term.
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

  The following regulatory assets and liabilities are reflected on the unaudited consolidated balance sheets as of March 31, 2016 and December 31, 2015.

	2016	2015
	(dollars in thousands)

Regulatory Assets:
Premium and loss on reacquired debt(a)	$60,147	$61,916
Amortization on capital leases(b)	30,759	30,253
Outage costs(c)	56,327	42,027
Interest rate swap termination fees(d)	4,909	5,355
Depreciation expense(e)	45,159	45,514
Deferred charges related to Vogtle Units No. 3 and No. 4 training costs(f)	38,899	37,646
Interest rate options cost(g)	103,713	102,554
Deferral of effects on net margin—Smith Energy Facility(h)	176,857	178,343
Other regulatory assets(m)	37,724	26,646

Total Regulatory Assets	$554,494	$530,254
Regulatory Liabilities:
Accumulated retirement costs for other obligations(i)	$10,728	$8,910
Deferral of effects on net margin—Hawk Road Energy Facility(h)	20,622	20,775
Major maintenance reserve(j)	24,872	22,422
Amortization on capital leases(b)	25,647	26,502
Deferred debt service adder(k)	78,767	76,334
Asset retirement obligations(l)	12,917	8,316
Other regulatory liabilities(m)	3,798	3,708

Total Regulatory Liabilities	$177,351	$166,967

Net Regulatory Assets	$377,143	$363,287

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

(c)
Consists of both coal-fired maintenance and nuclear refueling outage costs. Coal-fired maintenance outage costs are amortized on a straight-line basis to expense over a 24-month period. Nuclear refueling outage costs are amortized on a straight-line basis to expense over the 18 to 24-month operating cycles of each unit.

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

(h)
Effects on net margin for Smith and Hawk Road Energy Facilities were deferred through the end of 2015 and are being amortized over the remaining life of each respective plant.

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

  Advances may be requested under the Facility on a quarterly basis through December 31, 2020. At March 31, 2016, aggregate borrowings totaled $1,191,234,000, including capitalized interest.

  b)
  Rural Utilities Service Guaranteed Loans:

  For the three month period ended March 31, 2016, we received advances on Rural Utilities Service-guaranteed Federal Financing Bank loans totaling $7,998,000 for general and environmental improvements at existing plants.

  On April 28, 2016, we received an additional $74,435,000 in advances on Rural Utilities Service-guaranteed Federal Financing Bank loans for general and environmental improvements at existing plants.

  c)
  Bond Issuance:

  On April 21, 2016, we issued $250,000,000 of 4.25% first mortgage bonds, Series 2016A primarily for the purpose of providing long-term financing for expenditures related to Vogtle Units No. 3 and No. 4 and the Smith Energy Facility. In conjunction with the issuance of the bonds, we repaid $129,737,500 of outstanding commercial paper, which was classified as long-term debt at March 31, 2016. The bonds are secured under our first mortgage indenture.

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

Results of Operations

For the Three Months Ended March 31, 2016 and 2015

Net Margin

Our net margin for the three-month period ended March 31, 2016 was $20.6 million compared to $15.4 million for the same period of 2015. Through March 31, 2016, we collected approximately 40% of our targeted net margin of $51.0 million for the year ending December 31, 2016. This is typical as our capacity revenues are recorded evenly throughout the year and our management generally budgets conservatively. We anticipate our board of directors will approve a budget adjustment by the end of the year so margins will achieve, but not exceed, the targeted margins for interest ratio. For additional information regarding our net margin requirements and policy, see "Item 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Summary of Cooperative Operations—Margins" of our 2015 Form 10-K.

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

The components of member revenues for the three-month periods ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,		2016 vs. 2015 % Change

	(dollars in thousands)
	2016	2015

Capacity revenues	$224,924	$195,328	15.2%
Energy revenues	123,173	113,448	8.6%

Total	$348,097	$308,776	12.7%

MWh Sales to members	5,380,861	4,567,689	17.8%
Cents/kWh	6.47	6.76	(4.3%)

The increase in member capacity sales was primarily a result of the recovery of fixed costs at Smith and Hawk Road Energy Facilities which began in 2016. Prior to 2016 our members generally did not require the energy generation from Smith and Hawk Road and the effects on net margin of the costs and revenues of these plants were deferred.

The increase in energy revenues from members for the three-month period ended March 31, 2016 compared to the same period in 2015 was primarily due to an increase in generation for member sales as a result of Smith and Hawk Road becoming available to the members in 2016. Partially offsetting the effects of the increased generation was a decrease in fuel costs. Primarily as a result of the decrease in fuel costs, average energy revenue per kilowatt-hour from sales to members decreased 7.8% for the three-month period ended March 31, 2016 as compared to the same period of 2015. For a discussion of fuel costs, see "—Operating Expenses."

Sales to Non-members.    Prior to 2016, sales to non-members primarily consisted of capacity and energy sales at Smith. Non-member sales decreased 100% for the three-month period ended March 31, 2016 compared to the same period of 2015 as Smith became available for scheduling by our members. We do not anticipate any significant non-member sales for the remainder of 2016.

Operating Expenses

The following table summarizes our fuel costs and megawatt-hour generation by generating source.

	Cost				Generation				Cents per kWh

	(dollars in thousands)				(MWh)
	Three Months Ended March 31,		2016 vs.		Three Months Ended March 31,		2016 vs.		Three Months Ended March 31,		2016 vs.
Fuel Source	2016	2015	2015 % Change		2016	2015	2015 % Change		2016	2015	2015 % Change

Coal	$32,293	$42,485	(24.0%	)	1,105,030	1,405,651	(21.4%	)	2.92	3.02	(3.3%	)
Nuclear(1)	18,805	13,007	44.6%		2,317,510	2,377,764	(2.5%	)	0.81	0.55	48.3%
Gas:
Combined Cycle	41,495	47,315	(12.3%	)	1,966,483	1,582,967	24.2%		2.11	2.99	(29.4%	)
Combustion Turbine	6,359	5,602	13.5%		159,478	46,157	245.5%		3.99	12.14	(67.1%	)

	$98,952	$108,409	(8.7%	)	5,548,501	5,412,539	2.5%		1.78	2.00	(11.0%	)

(1)
The 2015 nuclear fuel cost amount includes a $7.1 million credit recorded in the first quarter of 2015 for nuclear fuel storage costs recovered as a result of litigation related to responsibility for nuclear disposal costs. The exclusion of the credit would have resulted in total nuclear fuel costs of $20.1 million in 2015, and the 2016 versus 2015 % change would have been a decrease of 6.3%. Nuclear cost per kWh would have been 0.84 cents per kWh and the 2016 versus 2015% change would have been a decrease of 3.9%.

The decrease in total fuel costs for the three-month period ended March 31, 2016 compared to the same period of 2015 was primarily due to lower natural gas prices and a shift in the generation mix from the coal-fired units to the relatively more economical natural gas-fired combined cycle units. Slightly offsetting the decrease was an increase in nuclear fuel burn costs. During the first quarter of 2015 we recognized a $7.1 million reduction in fuel expense associated with the recovery of spent nuclear fuel storage costs from the U.S. Department of Energy.

Production costs decreased 9.8% for the three-month period ended March 31, 2016 as compared to the same period of 2015. Costs incurred during the first quarter of 2015 were somewhat higher as a result of planned major maintenance work at Smith.

Depreciation and amortization expense increased $10.8 million for the three-month period ended March 31, 2016 compared to the same period of 2015. The increase was primarily due to the January 1, 2016 adoption of revised depreciation rates for our co-owned coal-fired and nuclear facilities which average 2.55% and 1.89%, respectively. We anticipate the effect of the revised rates will increase depreciation expense for the year by approximately $24.0 million. The increases in the depreciation rates were largely due to capital additions for environmental controls and costs associated with interim retirements. The increase in depreciation and amortization expense was also due in part to the 2015 completion of the amortization of a deferred liability associated with the Hawk Road acquisition.

Financial Condition

Balance Sheet Analysis as of March 31, 2016

Assets

Cash used for property additions for the three-month period ended March 31, 2016 totaled $259.4 million. Of this amount, approximately $180.4 million was associated with construction expenditures for Vogtle Units No. 3 and No. 4, $19.3 million for nuclear fuel purchases and the remaining expenditures were for normal additions and replacements to existing generation facilities.

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

Equity and Liabilities

Short-term borrowings increased $41.5 million during the three-month period ended March 31, 2016 to provide interim financing for Vogtle Units No. 3 and No. 4 construction costs. Total borrowings at the end of the quarter were $432.8 million, of which $129.7 million was refinanced with long-term debt through the issuance of first mortgage bonds in April 2016 and classified as long-term debt as of March 31, 2016. See Note K of Notes to Unaudited Consolidated Financial Statements for information regarding debt issuance of first mortgage bonds and commercial paper repayment.

Accounts payable decreased $113.2 million for the three-month period ended March 31, 2016 primarily as a result of a $96.3 million decrease in the payable to Georgia Power for operation and maintenance costs for our co-owned plants and capital costs associated with Vogtle Units No. 3 and No. 4. Also contributing to the decrease was $9.2 million in credits applied to our members' bills in the first quarter of 2016, for a board approved reduction in 2015 revenue requirements as a result of margin collections in excess of our 2015 target.

Other current liabilities decreased $30.2 million for the three-month period ended March 31, 2016 primarily due to a decrease in estimates for unrecorded liabilities and the payment of certain property taxes.

Capital Requirements and Liquidity and Sources of Capital

Vogtle Units No. 3 and No. 4.

We, along with Georgia Power, the Municipal Electric Authority of Georgia and the City of Dalton are participating in the construction of two Westinghouse AP1000 nuclear generating units at Plant Vogtle, each with a nominally rated generating capacity of approximately 1,100 megawatts. Our ownership interest is 30%, representing 660 megawatts of total capacity. As of March 31, 2016, our total investment in Vogtle Units No. 3 and No. 4 was $3.0 billion.

For additional information about the Vogtle construction project, see "Item 1—BUSINESS—POWER SUPPLY RESOURCES—Future Power Resources—Plant Vogtle Units No. 3 and No. 4" and "Item 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—Capital Requirements—Capital Expenditures" in our 2015 Form 10-K. Also see Note G of Notes to Unaudited Consolidated Financial Statements.

Environmental Regulations

Existing federal and state laws and regulations regarding environmental matters continue to affect operations at our facilities. Following are some substantial developments relating to environmental regulations and litigation that have occurred since the filing of our 2015 10-K that may impact the operation of our facilities.

On April 25, 2016, the U.S. Environmental Protection Agency (EPA) signed a rule proposing revisions to the regional haze program, describing actions the states must take when submitting regional haze state implementation plans and progress reports for the period 2019 - 2028. The purpose of the program is to protect visibility in designated sensitive federal areas such as national parks, like the nearby Great Smokey Mountains National Park, and certain wilderness areas (including the Cohutta, Okefenokee and Wolf Island areas in Georgia). Potentially affected entities include states, Federal Land Managers and owners and/or operators of sources that emit visibility-impairing substances including fossil fuel-fired power plants. The proposed revisions would make several technical and administrative changes to the program, including a one-time adjustment to the due date for the next state implementation plans (from July 21, 2018 to July 31, 2021). We cannot determine the outcome of this proposal on our operations, if any, the effect of any plan Georgia may develop and submit in response to EPA's rule when finalized, the result of EPA review and approval of any Georgia submission or the outcome of any litigation that could be brought challenging the rule once finalized.

For further discussion regarding potential effects on our business from environmental regulations, including potential capital requirements, see "Item 1—BUSINESS—REGULATION—Environmental," "Item 1A—RISK FACTORS" and "Item 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—Capital Requirements—Capital Expenditures" in our 2015 Form 10-K.

Liquidity

At March 31, 2016, we had $1.0 billion of unrestricted available liquidity to meet our short-term cash needs and liquidity requirements. This amount included $111 million in cash and cash equivalents and $925 million of unused and available committed credit arrangements.

At March 31, 2016, we had in excess of $1.6 billion of committed credit arrangements in place, the details of which are reflected in the table below:

Committed Credit Facilities

	Authorized Amount		Available March 31, 2016		Expiration Date

	(dollars in millions)
Unsecured Facilities:
Syndicated Line of Credit led by CFC	$1,210	(1)	$641	(2)	March 2020
CFC Line of Credit(3)	110		110		December 2018
JPMorgan Chase Line of Credit	150		34	(4)	November 2016
Secured Facilities:
CFC Term Loan(3)	250		250		December 2018

(1)
The amount of this facility that can be used to support commercial paper is limited to $1.0 billion.

(2)
Of the portion of this facility that was unavailable at March 31, 2016, $433 million was dedicated to support outstanding commercial paper and $136 million was related to letters of credit issued to support variable rate demand bonds.

(3)
Any amounts drawn under the $110 million unsecured line of credit with CFC will reduce the amount that can be drawn under the $250 million secured term loan. Any amounts borrowed under the $250 million term loan would be secured under our first mortgage indenture, with a maturity no later than December 31, 2043.

(4)
Of the portion of this facility that was unavailable at March 31, 2016, $114 million related to letters of credit issued to support variable rate demand bonds and $2 million related to letters of credit issued to post collateral to third parties.

As of March 31, 2016, we were using our commercial paper program to provide interim funding for 1) payments related to the construction of Vogtle Units No. 3 and No. 4 prior to receiving advances of permanent funding under the Department of Energy-guaranteed Federal Financing Bank loan, which can be requested no more frequently than quarterly and 2) the premium payments made in connection with our interest rate hedging program. Between our credit arrangements and projected cash on hand, we believe we have sufficient liquidity to cover our normal operations and to provide for the interim financings described above.

Under our commercial paper program, we are authorized to issue commercial paper in amounts that do not exceed the amount of our committed backup lines of credit, thereby providing 100% dedicated support for any commercial paper outstanding. Our commercial paper program is currently sized at $1.0 billion.

Under our unsecured committed lines of credit, we have the ability to issue letters of credit totaling $760 million in the aggregate, of which $509 million remained available at March 31, 2016. However, amounts related to issued letters of credit reduce the amount that would otherwise be available to draw for working capital needs. Also, due to the requirement to have 100% dedicated backup for any commercial paper outstanding, any amounts drawn under our committed credit facilities for working capital or related to issued letters of credit will reduce the amount of commercial paper that we can issue. The majority of our outstanding letters of credit are for the purpose of providing credit enhancement on variable rate demand bonds.

Two of our credit facilities contain a financial covenant that requires us to maintain minimum levels of patronage capital. At March 31, 2016, the required minimum level was $675 million and our actual patronage capital was $830 million. These agreements contain an additional covenant that limits our secured indebtedness and unsecured indebtedness, both as defined in the credit agreements, to $12.0 billion and $4.0 billion, respectively. At March 31, 2016, we had $7.8 billion of secured indebtedness and $433 million of unsecured indebtedness outstanding.

At March 31, 2016, we had $395 million on deposit in the Rural Utilities Service Cushion of Credit Account, all of which is classified as a restricted investment. See "—Balance Sheet Analysis as of March 31, 2016—Assets" for more information regarding this account.

Financing Activities

First Mortgage Indenture.    At March 31, 2016, we had $7.7 billion of long-term debt outstanding under our first mortgage indenture secured equally and ratably by a lien on substantially all of our owned tangible and certain of our intangible property, including property we acquire in the future. See "Item 1—BUSINESS—OGLETHORPE POWER CORPORATION—First Mortgage Indenture" in our 2015 Form 10-K for further discussion of our first mortgage indenture.

Rural Utilities Service-Guaranteed Loans.    At March 31, 2016 we had three approved Rural Utilities Service-guaranteed loans being funded through the Federal Financing Bank that are in various stages of being drawn down. These three loans totaled $561 million with $178 million remaining to be advanced. When advanced, the debt will be secured under our first mortgage indenture. As of March 31, 2016, we had $2.6 billion of debt outstanding under various Rural Utilities Service-guaranteed loans.

Department of Energy-Guaranteed Loan.    In February 2014, we closed on a loan with the Department of Energy that will fund up to $3.057 billion of eligible project costs related to the cost to construct our 30% undivided share of Vogtle Units No. 3 and No. 4. This loan is being funded by the Federal Financing Bank and is backed by a federal loan guarantee provided by the Department of Energy.

As of March 31, 2016, our total investment in Vogtle Units No. 3 and No. 4 was $3.0 billion and we have incurred $2.6 billion of debt to provide long-term financing for this investment. This long-term debt includes $1.4 billion of taxable first mortgage bonds we previously issued and $1.2 billion, including capitalized interest, under the Department of Energy loan facility. The facility may be used until no later than December 2020 to provide long-term funding for eligible project costs after they are incurred. As of March 31, 2016, we have the capacity to fund an additional $758 million under the facility based on the amount of eligible project costs we have incurred to date. We anticipate making draws on at least a semi-annual basis to meet our funding requirements as construction progresses. When advanced, the debt will be secured under our first mortgage indenture. For additional information regarding this loan, see Note K of Notes to Unaudited Consolidated Financial Statements.

For more detailed information regarding our financing plans, see "Item 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—Financing Activities" in our 2015 Form 10-K.

Bond Financing.    On April 21, 2016, we issued $250 million of Series 2016A first mortgage bonds to provide long-term financing for expenditures related to the Vogtle construction project and the Smith

Energy Facility. See Note K of Notes to Unaudited Consolidated Financial Statements for information regarding the bond issuance.

Newly Adopted or Issued Accounting Standards

For a discussion of recently issued or adopted accounting pronouncements, see Note E of Notes to Unaudited Consolidated Financial Statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have not been any material changes to market risks from those reported in "Item 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK" of our 2015 Form 10-K.

Item 4.    Controls and Procedures

As of March 31, 2016, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

There have been no changes in internal control over financial reporting or other factors that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

Patronage Capital Litigation

On March 13, 2014, a lawsuit was filed in the Superior Court of DeKalb County, Georgia, against us, Georgia Transmission and three of our member distribution cooperatives. Plaintiffs filed an amended complaint on July 28, 2014. The amended complaint challenges the patronage capital distribution practices of Georgia's electric cooperatives and seeks to certify a defendant class of all but one of our 38 members. It was filed by four former consumer-members of four of our members on behalf of themselves and a proposed class of all former consumer-members of our members. Plaintiffs claim that approximately 30% of all the defendants' total allocated patronage capital belongs to former consumer-members. Plaintiffs also allege that patronage capital owed to former consumer-members includes patronage capital allocated by us to our members but not yet distributed to our members. Plaintiffs claim that the patronage capital of former consumer-members held by defendants and the proposed defendant class should be retired immediately when the consumer-members end their membership by terminating service, or alternatively, according to a revolving schedule of no longer than 13 years from the date of its allocation and seek relief to effect such retirements. Plaintiffs further seek to require the defendants to adjust rates in order to establish and maintain reasonable reserves to fund patronage capital retirements on this basis. Plaintiffs also claim that defendants and the proposed defendant class should be required to adopt policies to periodically retire the patronage capital of all consumer-members on a revolving schedule of no longer than 13 years from the date of its allocation. Our first mortgage indenture restricts our ability to distribute patronage capital. See "Item 1—BUSINESS—OGLETHORPE POWER CORPORATION—First Mortgage Indenture" in our 2015 Form 10-K. Although not expected, if we were ordered by the Court to make distributions of our patronage capital, our first mortgage indenture would require us to raise our rates to a level sufficient so that we could comply with the current patronage capital distribution restrictions, and the rate increases required to meet the Plaintiffs' demands would be significant for a period of years.

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

In May 2015, the Superior Court judge appointed a special master to oversee all pre-trial issues relating to these cases, including motions to dismiss that we and the other defendants filed in connection with each lawsuit. In September, the special master issued proposed orders to the judge to grant our and the other defendants' motions to dismiss both patronage capital lawsuits on all counts.

On May 2, 2016, the Superior Court judge adopted the special master's proposed orders and granted our and the other defendants' motions to dismiss both of these lawsuits on all counts. The Court's decision remains subject to appeal.

We intend to defend vigorously against all claims in the above-described litigation.

Item 1A.    Risk Factors

There have been no material changes from the risks disclosed in "Item 1A—RISK FACTORS" of our 2015 Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.    Defaults upon Senior Securities

Not Applicable.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information

Not Applicable.

Item 6.    Exhibits

Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification, by Michael L. Smith (Principal Executive Officer).
31.2	Rule 13a-14(a)/15d-14(a) Certification, by Elizabeth B. Higgins (Principal Financial Officer).
32.1	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Michael L. Smith (Principal Executive Officer).
32.2	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Elizabeth B. Higgins (Principal Financial Officer).
99.1	Member Financial and Statistical Information (For calendar years 2013-2015).
101	XBRL Interactive Data File.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oglethorpe Power Corporation (An Electric Membership Corporation)
Date: May 12, 2016	By:	/s/ Michael L. Smith
Michael L. Smith President and Chief Executive Officer
Date: May 12, 2016		/s/ Elizabeth B. Higgins
Elizabeth B. Higgins Executive Vice President and Chief Financial Officer (Principal Financial Officer)