Form 10-Q
period 2016-06-30
OGLETHORPE POWER CORP
filed 2016-08-15
CIK 788816

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR
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

OGLETHORPE POWER CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2016

		Page No.
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Unaudited Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015	1
	Unaudited Consolidated Statements of Revenues and Expenses For the Three and Six Months ended June 30, 2016 and 2015	3
	Unaudited Consolidated Statements of Comprehensive Margin For the Three and Six Months ended June 30, 2016 and 2015	4
	Unaudited Consolidated Statements of Patronage Capital and Membership Fees and Accumulated Other Comprehensive Margin For the Six Months ended June 30, 2016 and 2015	5
	Unaudited Consolidated Statements of Cash Flows For the Six Months ended June 30, 2016 and 2015	6
	Notes to Unaudited Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	33
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3.	Defaults Upon Senior Securities	34
Item 4.	Mine Safety Disclosures	34
Item 5.	Other Information	34
Item 6.	Exhibits	34
SIGNATURES		35

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

Although we believe that in making these forward-looking statements our expectations are based on reasonable assumptions, any forward-looking statement involves uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. Some of the risks, uncertainties and assumptions that may cause actual results to differ from these forward-looking statements are described under "Item 1A—RISK FACTORS" and in other sections of our annual report on Form 10-K for the fiscal year ended December 31, 2015 and in this quarterly report on Form 10-Q. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this quarterly report may not occur.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Oglethorpe Power Corporation Consolidated Balance Sheets (Unaudited) June 30, 2016 and December 31, 2015

	(dollars in thousands)
	2016	2015
Assets
Electric plant:
In service	$8,741,230	$8,596,148
Less: Accumulated provision for depreciation	(4,011,683)	(3,925,838)

	4,729,547	4,670,310
Nuclear fuel, at amortized cost	375,723	373,145
Construction work in progress	3,008,270	2,868,669

	8,113,540	7,912,124

Investments and funds:
Nuclear decommissioning trust fund	375,440	363,829
Investment in associated companies	73,545	72,010
Long-term investments	95,139	86,771
Restricted cash and investments	103,116	134,690
Other	19,696	19,097

	666,936	676,397

Current assets:
Cash and cash equivalents	347,369	213,038
Restricted short-term investments	251,864	253,204
Receivables	170,464	130,464
Inventories, at average cost	279,390	299,252
Prepayments and other current assets	17,611	16,913

	1,066,698	912,871

Deferred charges:
Regulatory assets	538,290	530,254
Other	27,868	28,137

	566,158	558,391

	$10,413,332	$10,059,783

The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Balance Sheets (Unaudited) June 30, 2016 and December 31, 2015

	(dollars in thousands)
	2016	2015
Equity and Liabilities
Capitalization:
Patronage capital and membership fees	$853,340	$809,465
Accumulated other comprehensive margin	435	58

	853,775	809,523
Long-term debt	7,865,127	7,291,154
Obligation under capital leases	94,358	96,501
Other	18,154	17,561

	8,831,414	8,214,739

Current liabilities:
Long-term debt and capital leases due within one year	191,623	189,840
Short-term borrowings	75,995	261,478
Accounts payable	71,846	157,432
Accrued interest	60,836	58,830
Member power bill prepayments, current	148,245	174,743
Other current liabilities	45,314	86,746

	593,859	929,069

Deferred credits and other liabilities:
Asset retirement obligations	688,330	602,230
Member power bill prepayments, non-current	45,827	44,205
Contract retainage	39,165	66,515
Regulatory liabilities	184,823	166,967
Other	29,914	36,058

	988,059	915,975

	$10,413,332	$10,059,783

The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Revenues and Expenses (Unaudited) For the Three and Six Months Ended June 30, 2016 and 2015

	(dollars in thousands)
	Three Months		Six Months
	2016	2015	2016	2015
Operating revenues:
Sales to Members	$379,154	$311,148	$727,251	$619,924
Sales to non-Members	189	32,593	253	63,595

Total operating revenues	379,343	343,741	727,504	683,519

Operating expenses:
Fuel	126,588	115,211	225,540	223,620
Production	103,180	128,369	206,651	243,128
Depreciation and amortization	54,401	42,952	107,887	85,604
Purchased power	13,002	14,612	26,145	28,243
Accretion	8,024	6,477	16,040	12,859
Deferral of Hawk Road and Smith Energy Facilities effect on net margin	—	(27,374)	—	(41,689)

Total operating expenses	305,195	280,247	582,263	551,765

Operating margin	74,148	63,494	145,241	131,754

Other income:
Investment income	12,727	10,185	25,050	20,034
Other	2,427	2,441	4,728	5,300

Total other income	15,154	12,626	29,778	25,334

Interest charges:
Interest expense	91,005	88,132	179,522	175,839
Allowance for debt funds used during construction	(27,945)	(26,699)	(54,325)	(52,952)
Amortization of debt discount and expense	2,965	3,835	5,947	7,980

Net interest charges	66,025	65,268	131,144	130,867

Net margin	$23,277	$10,852	$43,875	$26,221

The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Comprehensive Margin (Unaudited) For the Three and Six Months Ended June 30, 2016 and 2015

	(dollars in thousands)
	Three Months		Six Months
	2016	2015	2016	2015
Net margin	$23,277	$10,852	$43,875	$26,221

Other comprehensive margin:
Unrealized gain (loss) on available-for-sale securities	93	(314)	377	(361)

Total comprehensive margin	$23,370	$10,538	$44,252	$25,860

The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Patronage Capital and Membership Fees and Accumulated Other Comprehensive Margin (Unaudited) For the Six Months Ended June 30, 2016 and 2015

	(dollars in thousands)
	Patronage Capital and Membership Fees	Accumulated Other Comprehensive Margin	Total
Balance at December 31, 2014	$761,124	$468	$761,592

Components of comprehensive margin:
Net margin	26,221	—	26,221
Unrealized loss on available-for-sale securities	—	(361)	(361)

Balance at June 30, 2015	$787,345	$107	$787,452

Balance at December 31, 2015	$809,465	$58	$809,523

Components of comprehensive margin:
Net margin	43,875	—	43,875
Unrealized gain on available-for-sale securities	—	377	377

Balance at June 30, 2016	$853,340	$435	$853,775

The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Cash Flows (Unaudited) For the Six Months Ended June 30, 2016 and 2015

	(dollars in thousands)
	2016	2015
Cash flows from operating activities:
Net margin	$43,875	$26,221

Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization, including nuclear fuel	177,367	156,416
Accretion cost	16,040	12,859
Amortization of deferred gains	(894)	(894)
Allowance for equity funds used during construction	(352)	(342)
Deferred outage costs	(26,090)	(18,274)
Deferral of Hawk Road and Smith Energy Facilities effect on net margin	—	(41,689)
Loss (gain) on sale of investments	633	(32,470)
Regulatory deferral of costs associated with nuclear decommissioning	(10,677)	25,781
Other	(3,429)	(3,312)
Change in operating assets and liabilities:
Receivables	(37,697)	(11,171)
Inventories	4,386	2,857
Prepayments and other current assets	(698)	(10,664)
Accounts payable	(73,698)	(45,059)
Accrued interest	2,006	(49)
Accrued taxes	(3,597)	820
Other current liabilities	(23,977)	(8,681)
Member power bill prepayments	(24,876)	(11,033)

Total adjustments	(5,553)	15,095

Net cash provided by operating activities	38,322	41,316

Cash flows from investing activities:
Property additions	(301,545)	(239,510)
Activity in nuclear decommissioning trust fund—Purchases	(216,217)	(281,938)
—Proceeds	212,949	279,751
Decrease in restricted cash and investments	31,574	41,855
Decrease (increase) in restricted short-term investments	1,340	(5,524)
Activity in other long-term investments—Purchases	(31,114)	(23,746)
—Proceeds	24,820	24,973
Other	2,494	(8,450)

Net cash used in investing activities	(275,699)	(212,589)

Cash flows from financing activities:
Long-term debt proceeds	628,358	271,892
Long-term debt payments	(75,537)	(76,418)
(Decrease) increase in short-term borrowings, net	(185,483)	27,375
Other	4,370	(2,190)

Net cash provided by financing activities	371,708	220,659

Net increase in cash and cash equivalents	134,331	49,386
Cash and cash equivalents at beginning of period	213,038	237,391

Cash and cash equivalents at end of period	$347,369	$286,777

Supplemental cash flow information:
Cash paid for—
Interest (net of amounts capitalized)	$121,760	$127,026
Supplemental disclosure of non-cash investing and financing activities:
Change in asset retirement obligations	$70,780	$20,711
Change in accrued property additions	$(38,209)	$(8,454)
Interest paid-in-kind	$21,765	$16,528

The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation
Notes to Unaudited Consolidated Financial Statements

(A)
General.    The consolidated financial statements included in this report have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in this report reflects all adjustments (which include only normal recurring adjustments) and estimates necessary to fairly state, in all material respects, the results for the three-month and six-month periods ended June 30, 2016 and 2015. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. Certain prior year amounts have been reclassified to conform with the current year presentation.

  For the six-month period ended June 30, 2015, we made an adjustment of $16,528,000 in the Consolidated Statement of Cash Flows to decrease other adjustments to reconcile net margin to net cash provided by operating activities and decrease cash paid for property additions. This adjustment reflects the non-cash nature of the allowance for debt funds used during construction related to interest paid-in-kind associated with loans under our Department of Energy Loan Guarantee. The change properly reflects an immaterial adjustment to cash flows provided by operations and cash used in investing activities, and is consistent with the presentation beginning with the statement of cash flows for the year ended December 31, 2015.

  These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the SEC. The results of operations for the three-month and six-month periods ended June 30, 2016 are not necessarily indicative of results to be expected for the full year. As noted in our 2015 Form 10-K, our revenues consist primarily of sales to our 38 electric distribution cooperative members and, thus, the receivables on the consolidated balance sheets are principally from our members. (See "Notes to Consolidated Financial Statements" in our 2015 Form 10-K.)

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

  The tables below detail assets and liabilities measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015.

	Fair Value Measurements at Reporting Date Using
	June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$156,154	$156,154	$—	$—
International equity trust	68,115	—	68,115	—
Corporate bonds	51,058	—	51,058	—
US Treasury and government agency securities	75,784	75,784	—	—
Agency mortgage and asset backed securities	16,810	—	16,810	—
Municipal bonds	400	—	400	—
Other	7,119	7,119	—	—
Long-term investments:
International equity trust	13,892	—	13,892	—
Corporate bonds	11,625	—	11,625	—
US Treasury and government agency securities	13,367	13,367	—	—
Agency mortgage and asset backed securities	1,181	—	1,181	—
Mutual funds	54,798	54,798	—	—
Other	276	276	—	—
Interest rate options	5	—	—	5
Natural gas swaps	(2,645)	—	(2,645)	—

	Fair Value Measurements at Reporting Date Using
	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$151,178	$151,178	$—	$—
International equity trust	68,753	—	68,753	—
Corporate bonds	48,450	—	48,450	—
US Treasury and government agency securities	75,173	74,698	475	—
Agency mortgage and asset backed securities	15,503	—	15,503	—
Other	4,772	4,772	—	—
Long-term investments:
Corporate bonds	9,903	—	9,903	—
US Treasury and government agency securities	13,772	13,772	—	—
Agency mortgage and asset backed securities	1,121	—	1,121	—
International equity trust	12,846	—	12,846	—
Mutual funds	48,649	48,649	—	—
Other	479	479	—	—
Interest rate options	1,010	—	—	1,010
Natural gas swaps	24,995	—	24,995	—

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

  The following tables present the changes in Level 3 assets measured at fair value on a recurring basis during the three and six months ended June 30, 2016 and 2015.

Three Months Ended June 30, 2016

Interest rate options

(dollars in thousands)
Assets (Liabilities):
Balance at March 31, 2016	$95
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	(90)

Balance at June 30, 2016	$5

Three Months Ended June 30, 2015

Interest rate options

(dollars in thousands)
Assets (Liabilities):
Balance at March 31, 2015	$2,702
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	2,013

Balance at June 30, 2015	$4,715

Six Months Ended June 30, 2016

Interest rate options

(dollars in thousands)
Assets (Liabilities):
Balance at December 31, 2015	$1,010
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	(1,005)

Balance at June 30, 2016	$5

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

  The estimated fair values of our long-term debt, including current maturities at June 30, 2016 and December 31, 2015 were as follows (in thousands):

	2016		2015

	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$8,155,612	$9,900,207	$7,575,027	$8,445,630

  The estimated fair value of long-term debt is classified as Level 2 and is estimated based on observed or quoted market prices for the same or similar issues or on current rates offered to us for debt of similar maturities. The primary sources of our long-term debt consist of first mortgage bonds, pollution control revenue bonds and long-term debt issued by the Federal Financing Bank that is guaranteed by the Rural Utilities Service or the U.S. Department of Energy. We also have small amounts of long-term debt provided by National Rural Utilities Cooperative Finance Corporation (CFC) and by CoBank, ACB. The valuations for the first mortgage bonds and the pollution control revenue bonds were obtained from third party investment banking firms and a third party data reporting service, and are based on secondary market trading of our debt. Valuations for debt issued by the Federal Financing Bank are based on U.S. Treasury rates as of June 30, 2016 plus an applicable spread, which reflects our borrowing rate for new loans of this type from the Federal Financing Bank. The rates on the CFC debt are fixed and the valuation is based on rate quotes provided by CFC. We use an interest rate quote sheet provided by CoBank for valuation of the CoBank debt, which reflects current rates for similar loans.

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

  It is possible that volatility in commodity prices and/or interest rates could cause us to have credit risk exposures with one or more counterparties. We currently have credit risk exposure to our interest rate options counterparties. If such counterparties fail to perform their obligations, we could suffer a financial loss. However, as of June 30, 2016, all of the counterparties with transaction amounts outstanding under our hedging programs are rated investment grade by the major rating agencies or have provided a guaranty from one of their affiliates that is rated investment grade.

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

  At June 30, 2016 and December 31, 2015, the estimated fair value of our natural gas contracts was a net asset of approximately $2,645,000 and a net liability of $22,848,000, respectively.

  As of June 30, 2016 and December 31, 2015, neither we nor any counterparties were required to post credit support or collateral under the natural gas swap agreements. If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2016 due to our credit rating being downgraded below investment grade, we would have been required to post collateral or letters of credit of $2,887,000 with our counterparties.

  The following table reflects the volume activity of our natural gas derivatives as of June 30, 2016 that is expected to settle or mature each year:

Year	Natural Gas Swaps (MMBTUs) (in millions)

2016	15.1
2017	19.3
2018	16.5
2019	11.4
2020	5.5

Total	67.8

  Interest rate options.     We are exposed to the risk of rising interest rates due to the significant amount of new long-term debt we expect to incur in connection with anticipated capital expenditures, particularly the construction of Vogtle Units No. 3 and No. 4. In fourth quarter of 2011, we purchased LIBOR swaptions at a cost of $100,000,000 with a total notional amount of approximately $2,200,000,000 to hedge the interest rates on a portion of the debt that we are incurring to finance the two additional nuclear units at Plant Vogtle. Since inception, swaptions having a notional amount of approximately $1,941,169,000 have expired and, as of June 30, 2016, the remaining notional amount of our outstanding swaptions was approximately $238,034,000.

  The LIBOR swaptions are each designed to cap our effective interest rate at a specified fixed interest rate on a specified option expiration date. This is accomplished by means of a payment of the cash settlement value our counterparties are obligated to make to us if prevailing fixed LIBOR swap rates exceed the specified fixed rate on the option expiration date. This payment would partially offset our interest costs, thereby reducing our effective interest rate. The cash settlement value would be zero if swap rates are at or below the specified fixed rate on the expiration date. The cash settlement value is calculated based on the value of an underlying swap which we have the right, but not the obligation, to enter into, which would begin on the option expiration date and extend until 2042 and under which we would pay the specified fixed rate and receive a floating LIBOR rate. The fixed rates on the unexpired swaptions we hold average 224 basis points above the corresponding LIBOR swap rates that were in effect as of June 30, 2016, and the weighted average fixed rate is 3.88%. Swaptions having notional amounts totaling $152,668,000 expired without value during the six months ended June 30, 2016. The remaining swaptions expire quarterly through March 31, 2017.

  We paid all the premiums to purchase these LIBOR swaptions at the time we entered into these transactions. At June 30, 2016 and December 31, 2015, the fair value of these swaptions was approximately $5,000 and $1,010,000, respectively. To manage our credit exposure to our counterparties, we negotiated credit support provisions that require each counterparty to provide us collateral in the form of cash or securities to the extent that the value of the swaptions outstanding for that counterparty exceeds a certain threshold. The collateral thresholds can range from $0 to $10,000,000 depending on each counterparty's credit rating. As of June 30, 2016 and December 31, 2015, there were no collateral postings required of the counterparties.

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

  The following table reflects the remaining notional amount of forecasted debt issuances we have hedged in each year with LIBOR swaptions as of June 30, 2016.

Year	LIBOR Swaption Notional Dollar Amount (in thousands)

2016	$157,865
2017	80,169

Total	$238,034

  The table below reflects the fair value of derivative instruments and their effect on our consolidated balance sheets at June 30, 2016 and December 31, 2015.

	Balance Sheet Location	Fair Value

		2016	2015
		(dollars in thousands)
Assets:
Interest rate options	Other deferred charges	$5	$1,010
Natural gas swaps	Other deferred charges	$4,982	$—
Liabilities:
Natural gas swaps	Other current liabilities	$(2,337)	$22,848

  The following table presents the gross realized gains and (losses) on derivative instruments recognized in margin for the three and six months ended June 30, 2016 and 2015.

	Statement of Revenues and Expenses	Three months ended June 30,		Six months ended June 30,
	Location	2016	2015	2016	2015

		(dollars in thousands)
Natural Gas Swaps	Fuel	$7	$956	$18	$1,236
Natural Gas Swaps	Fuel	(8,111)	—	(12,339)	—

		$(8,104)	$956	$(12,321)	$1,236

  The following table presents the unrealized gains and (losses) on derivative instruments deferred on the balance sheet at June 30, 2016 and December 31, 2015.

	Balance Sheet Location	2016	2015

		(dollars in thousands)
Natural gas swaps	Regulatory liability	$2,645	$—
Natural gas swaps	Regulatory asset	—	(22,848)
Interest rate options	Regulatory asset	(16,901)	(25,915)

Total unrealized gains (losses)		$(14,256)	$(48,763)

  The following table presents the gross amounts of derivatives and their related offset amounts as permitted by their respective master netting agreements and obligations to return cash collateral.

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts offset on the Balance Sheet	Cash Collateral	Net Amounts of Assets Presented on the Balance Sheet

	(dollars in thousands)
June 30, 2016
Assets:
Natural gas swaps	$2,645	$—	$—	$2,645
Interest rate options	$16,906	$(16,901)	$—	$5
December 31, 2015
Assets:
Natural gas swaps	$(22,848)	$—	$—	$(22,848)
Interest rate options	$26,925	$(25,915)	$—	$1,010

(D)
Investments in Debt and Equity Securities.    Investment securities we hold are classified as available-for-sale. Available-for-sale securities are carried at market value with unrealized gains and losses, net of any tax effect, added to or deducted from other comprehensive margin, except that, in accordance with our rate-making treatment, unrealized gains and losses from investment securities held in the nuclear decommissioning funds are directly added to or deducted from the regulatory asset for asset retirement obligations. Realized gains and losses on the nuclear decommissioning funds are also recorded to the regulatory asset. All realized and unrealized gains and losses are determined using the specific identification method. As of June 30, 2016, approximately 87% of these gross unrealized losses had been unrealized for a duration of less than one year.

  The following tables summarize the activities for available-for-sale securities as of June 30, 2016 and December 31, 2015.

	Gross Unrealized

	(dollars in thousands)
June 30, 2016	Cost	Gains	Losses	Fair Value

Equity	$233,116	$41,280	$(8,644)	$265,752
Debt	193,497	5,209	(1,273)	197,433
Other	7,395	—	(1)	7,394

Total	$434,008	$46,489	$(9,918)	$470,579

	Gross Unrealized

	(dollars in thousands)
December 31, 2015	Cost	Gains	Losses	Fair Value

Equity	$230,123	$37,494	$(9,635)	$257,982
Debt	189,700	1,158	(3,491)	187,367
Other	5,255	—	(4)	5,251

Total	$425,078	$38,652	$(13,130)	$450,600

(E)
Recently Issued or Adopted Accounting Pronouncements.    In May 2014, the Financial Accounting Standards Board (FASB) issued "Revenue from Contracts with Customers" (Topic 606). The new revenue standard requires that an entity recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The standard is effective for the annual reporting period beginning after December 15, 2016 using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a modified retrospective approach with the cumulative effect of initially adopting the standard recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted. In March 2016, the FASB issued an amendment to the new revenue standard, which provides guidance on assessing whether an entity is a principal or an agent in a revenue transaction. The conclusion determines whether an entity reports revenue on a gross or net basis. The amendment focuses on who controls the good or service in an arrangement before it is transferred to a customer and further clarifies the unit of account and indicators of when an entity is the principal. In April 2016, the FASB further amended the new revenue standard by clarifying: (i) how an entity should evaluate the nature of its promise in granting a license of intellectual property, which will determine whether it recognizes revenue over time or at a point in time, and (ii) when a promised good or service is separately identifiable (i.e., distinct within the context of the contract) and allowing entities to disregard items that are immaterial in the context of a contract. In May 2016, the FASB further amended the new revenue standard on transition, collectability, noncash consideration and the presentation of sales and other similar taxes.

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

  In July 2015, the FASB issued "Inventory (Topic 330): Simplifying the Measurement of Inventory". Under the new inventory standard, inventories are required to be measured at the lower of cost and net realizable value, the latter representing the estimated selling price in the ordinary course of business, reduced by costs of completion, disposal, and transportation. Under current guidance, inventories are required to be measured at the lower of cost or market, but depending upon specific circumstances, market could be replacement cost, net realizable value, or net realizable value reduced by a normal profit margin. The amendments do not apply to inventory measured using the last-in, first-out or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first out or average cost, the method used to measure all of our inventories. The new standard is effective for us prospectively for annual reporting periods beginning after December 15, 2016, and interim periods therein. Early adoption is permitted as of the beginning of an interim or annual reporting period. As permitted, on April 1, 2016, we early adopted these amendments and applied their provisions prospectively.

  The adoption of this amendment did not have a material impact on our consolidated financial statements.

  In November 2015, the FASB issued "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes". The amendments in this standard simplifies the presentation of deferred income taxes by eliminating the separate classification of deferred income tax assets and liabilities into current and noncurrent amounts in the statement of financial position. The amendments in the update require that all deferred tax assets and liabilities be classified as noncurrent in the consolidated balance sheet. The new standard is effective for us prospectively for annual reporting periods beginning after December 15, 2016, and interim periods therein. Early adoption is permitted as of the beginning of an interim or annual reporting period. We are currently evaluating the future impact of this standard but do not expect adoption of the standard to have a material impact on our consolidated financial statements.

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

  In February 2016, the FASB issued "Leases (Topic 842)". The new leases standard requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use (ROU) asset and a corresponding lease liability. For finance leases the lessee would recognize interest expense and amortization of the ROU asset and for operating leases the lessee would recognize a straight-line total lease expense. The new lease standard does not substantially change lessor accounting. The new leases standard is effective for us on a modified retrospectively approach for annual reporting periods beginning after December 15, 2018, and interim periods therein. Early adoption is permitted. We are currently evaluating the future impact of this standard on our consolidated financial statements.

  In June 2016, the FASB issued "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments". The amendments in this update replace the current incurred loss impairment methodology with a methodology that reflects expected credit losses. The new standard is effective for us prospectively for annual reporting periods beginning after December 15, 2019, and interim periods therein. The amendments in this update can be adopted earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the future impact of this standard on our consolidated financial statements.

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

Accumulated Other Comprehensive Margin Three Months Ended June 30, 2015

(dollars in thousands)
Available-for-sale Securities

Balance at March 31, 2015	$421
Unrealized gain	(161)
(Gain) reclassified to net margin	(153)

Balance at June 30, 2015	$107

Three Months Ended June 30, 2016

(dollars in thousands)
Available-for-sale Securities

Balance at March 31, 2016	$342
Unrealized gain	143
(Gain) reclassified to net margin	(50)

Balance at June 30, 2016	$435

Six Months Ended June 30, 2015

(dollars in thousands)
Available-for-sale Securities

Balance at December 31, 2014	$468
Unrealized loss	(54)
(Gain) reclassified to net margin	(307)

Balance at June 30, 2015	$107

Six Months Ended June 30, 2016

(dollars in thousands)
Available-for-sale Securities

Balance at December 31, 2015	$58
Unrealized gain	437
(Gain) reclassified to net margin	(60)

Balance at June 30, 2016	$435

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

  For additional information about the Vogtle construction project, see "Item 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA—Notes to Consolidated Financial Statements" in our 2015 Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Capital Requirements and Liquidity and Sources of Capital—Vogtle Units No. 3 and No. 4."

  b.    Patronage Capital Litigation

  On May 31, 2016, plaintiffs for both of the cases described under Note G of Notes to Unaudited Consolidated Financial Statements in our Form 10-Q for the quarterly period ended March 31, 2016 appealed the Superior Court's decision to grant our and the other defendants' motions to dismiss both of those lawsuits on all counts to the Georgia Court of Appeals. For additional information about the Patronage Capital Litigation, see "Item 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA—Notes to Consolidated Financial Statements" in our 2015 Form 10-K.

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

(H)
Restricted Cash and Investments.    Restricted cash and investments primarily consist of funds on deposit with the Rural Utilities Service in the Cushion of Credit Account. The restricted investments will be utilized for future Federal Financing Bank debt service payments. The funds on deposit earn interest at a rate of 5% per annum. At June 30, 2016 and December 31, 2015, we had restricted cash and investments totaling $355,031,000 and $387,961,000, respectively, of which $103,116,000 and $134,690,000, respectively, were classified as long-term.
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

  The following regulatory assets and liabilities are reflected on the unaudited consolidated balance sheets as of June 30, 2016 and December 31, 2015.

	2016	2015
	(dollars in thousands)

Regulatory Assets:
Premium and loss on reacquired debt(a)	$58,459	$61,916
Amortization on capital leases(b)	31,264	30,253
Outage costs(c)	46,896	42,027
Interest rate swap termination fees(d)	4,463	5,355
Depreciation expense(e)	44,803	45,514
Deferred charges related to Vogtle Units No. 3 and No. 4 training costs(f)	40,303	37,646
Interest rate options cost(g)	105,011	102,554
Deferral of effects on net margin—Smith Energy Facility(h)	175,371	178,343
Other regulatory assets(m)	31,720	26,646

Total Regulatory Assets	$538,290	$530,254
Regulatory Liabilities:
Accumulated retirement costs for other obligations(i)	$12,553	$8,910
Deferral of effects on net margin—Hawk Road Energy Facility(h)	20,469	20,775
Major maintenance reserve(j)	26,354	22,422
Amortization on capital leases(b)	24,793	26,502
Deferred debt service adder(k)	81,206	76,334
Asset retirement obligations(l)	13,303	8,316
Other regulatory liabilities(m)	6,145	3,708

Total Regulatory Liabilities	$184,823	$166,967

Net Regulatory Assets	$353,467	$363,287

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

(d)
Represents losses on settled interest rate swap arrangements that are being amortized through 2018.

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

  Advances may be requested under the Facility on a quarterly basis through December 31, 2020 and are secured under our first mortgage indenture. On June 8, 2016, we received a $300,000,000 advance under the Facility. At June 30, 2016, aggregate borrowings totaled $1,502,393,000, including capitalized interest.

  b)
  Rural Utilities Service Guaranteed Loans:

  For the six-month period ended June 30, 2016 we received advances on Rural Utilities Service-guaranteed Federal Financing Bank loans totaling $82,432,000 for general and environmental improvements at existing plants.

  On July 28, 2016, we received an additional $4,581,000 in advances on Rural Utilities Service-guaranteed Federal Financing Bank loans for general and environmental improvements at existing plants.

  These advances are secured under our first mortgage indenture.

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

(L)
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

  On April 17, 2015 the Environmental Protection Agency (EPA) published its final coal combustion residuals (CCR) rule which regulates CCRs as non-hazardous materials under Subtitle D of the Resource Conservation and Recovery Act. The rule took effect on October 19, 2015. Based on additional assessments of the impact of the final CCR rule and refinement of cost estimates in 2016, we revised the forecasted cash flows for our existing coal ash related asset retirement obligations, and as a result, increased the obligations and corresponding assets in electric plant in service by approximately $70,000,000. The liabilities are estimates based on various assumptions including, but not limited to, closure and post-closure cost estimates, timing of expenditures, escalation factors, discount rates and methods for complying with the CCR rule. The increase is primarily related to closure cost estimates which are based on advanced engineering methods to close the ash ponds in place. Additional adjustments to the asset retirement obligations are expected periodically as we continue to assess the impact of the rule on our estimates and assumptions. For information regarding the impact of the final CCR rule on asset retirement obligations, see "Item 8—FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA—Notes to Consolidated Financial Statements" in our 2015 Form 10-K.

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

Results of Operations

For the Six Months Ended June 30, 2016 and 2015

Net Margin

Our net margin for the three-month and six-month periods ended June 30, 2016 were $23.3 million and $43.9 million compared to $10.8 million and $26.2 million for the same periods of 2015. Through June 30, 2016, we collected approximately 87% of our targeted net margin of $50.6 million for the year ending December 31, 2016. These collections are typical as our capacity revenues are recorded evenly throughout the year and our management generally budgets conservatively. We anticipate our board of directors will approve a budget adjustment by the end of the year so margins will achieve, but not exceed, the targeted margins for interest ratio. For additional information regarding our net margin requirements and policy, see "Item 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Summary of Cooperative Operations—Margins" in our 2015 Form 10-K.

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

The components of member revenues for the three-month and six-month periods ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		2016 vs. 2015 % Change	Six Months Ended June 30,		2016 vs. 2015 % Change

	(dollars in thousands)			(dollars in thousands)
	2016	2015		2016	2015

Capacity revenues	$228,449	$194,824	17.3%	$453,373	$390,152	16.2%
Energy revenues	150,705	116,324	29.6%	273,878	229,772	19.2%

Total	$379,154	$311,148	21.9%	$727,251	$619,924	17.3%

MWh Sales to members	6,549,671	4,752,295	37.8%	11,930,532	9,319,984	28.0%
Cents/kWh	5.79	6.55	(11.6%)	6.10	6.65	(8.4%)

The increase in member capacity sales was primarily a result of the recovery of fixed costs at the Smith and Hawk Road Energy Facilities which began in 2016. Prior to 2016 our members generally did not require the energy generation from Smith and Hawk Road and the effects of the costs and revenues of these plants on net margin were deferred.

The increase in energy revenues from members for the three-month and six-month periods ended June 30, 2016 compared to the same periods in 2015 was primarily due to an increase in generation for member sales as a result of Smith and Hawk Road becoming available to the members in 2016. Our members' ability to schedule these additional natural-gas fired facilities, which currently provide an economical source of energy due to low natural gas prices, significantly increased our megawatt-hour sales to our members and allowed us to provide a larger percentage of our members' load requirements to date in 2016. As a result, average energy revenue per kilowatt-hour from sales to members decreased 6.0% and 6.9% for the three-month and six-month periods ended June 30, 2016, respectively, as compared to the same periods of 2015. For a discussion of fuel costs, see "—Operating Expenses."

Sales to Non-members.    Prior to 2016, sales to non-members primarily consisted of capacity and energy sales at Smith. Non-member sales decreased nearly 100% for both the three-month and six-month periods ended June 30, 2016 compared to the same periods of 2015 as Smith became available for scheduling by our members. We do not anticipate any significant non-member sales for the remainder of 2016.

Operating Expenses

The following table summarizes our fuel costs and megawatt-hour generation by generating source.

	Cost			Generation			Cents per kWh

	(dollars in thousands)			(MWh)
	Three Months Ended June 30,		2016 vs.	Three Months Ended June 30,		2016 vs.	Three Months Ended June 30,		2016 vs.

Fuel Source	2016	2015	2015 % Change	2016	2015	2015 % Change	2016	2015	2015 % Change

Coal	$33,191	$39,317	(15.6%)	1,136,430	1,403,234	(19.0%)	2.92	2.80	4.2%
Nuclear(1)	21,031	22,469	(6.4%)	2,596,627	2,667,554	(2.7%)	0.81	0.84	(3.8%)
Gas:
Combined Cycle	50,560	42,300	19.5%	2,395,362	1,583,860	51.2%	2.11	2.67	(21.0%)
Combustion Turbine	21,806	11,125	96.0%	638,007	244,634	160.8%	3.42	4.55	(24.8%)

	$126,588	$115,211	9.9%	6,766,426	5,899,282	14.7%	1.87	1.95	(4.2%)

	Cost			Generation			Cents per kWh

	(dollars in thousands)			(MWh)
	Six Months Ended June 30,		2016 vs.	Six Months Ended June 30,		2016 vs.	Six Months Ended June 30,		2016 vs.

Fuel Source	2016	2015	2015 % Change	2016	2015	2015 % Change	2016	2015	2015 % Change

Coal	$65,484	$81,802	(19.9%)	2,241,460	2,808,885	(20.2%)	2.92	2.91	0.3%
Nuclear(1)	39,835	35,476	12.3%	4,914,137	5,045,318	(2.6%)	0.81	0.70	15.3%
Gas:
Combined Cycle	92,051	89,617	2.7%	4,361,845	3,166,827	37.7%	2.11	2.83	(25.4%)
Combustion Turbine	28,170	16,725	68.4%	797,485	290,791	174.2%	3.53	5.75	(38.6%)

	$225,540	$223,620	0.9%	12,314,927	11,311,821	8.9%	1.83	1.98	(7.4%)

(1)
The 2015 nuclear fuel cost amount includes a $7.1 million credit recorded in the first quarter of 2015 for nuclear fuel storage costs recovered as a result of litigation related to responsibility for nuclear disposal costs. The exclusion of the credit would have resulted in total nuclear fuel costs of $42.5 million in 2015, and the 2016 versus 2015% change would have been a decrease of 6.4%. Nuclear cost per kWh would have been 0.84 cents per kWh and the 2016 versus 2015% change would have been a decrease of 3.9%.

Total fuel costs increased for the three-month and six-month periods ended June 30, 2016 as compared to the same periods of 2015 primarily due to increased generation at our natural gas-fired facilities. See "—Operating Revenues." An increase in nuclear fuel burn expense for the six-month period ended June 30, 2016 compared to the same period of 2015 also contributed to the increase in total fuel costs. During the first quarter of 2015 we recognized a $7.1 million reduction in fuel expense associated with the recovery of spent nuclear fuel storage costs from the U.S. Department of Energy. Somewhat offsetting the effect of increased generation on the three-month and six-month total fuel costs was a decrease in the average cost per kilowatt-hour of generation largely a result of a shift in the generation mix from the coal-fired units to the relatively more economical natural gas-fired units.

Production costs decreased 19.6% and 15.0% for the three-month and six-month periods ended June 30, 2016 as compared to the same periods of 2015. Costs incurred during the first half of 2015 were somewhat higher as a result of planned major maintenance work at Smith and Hawk Road.

Depreciation and amortization expense increased 26.7% and 26.0% for the three-month and six-month periods ended June 30, 2016 compared to the same periods of 2015. The increase was primarily due to the January 1, 2016 adoption of revised depreciation rates for our co-owned coal-fired and nuclear facilities which average 2.55% and 1.89%, respectively. We anticipate the effect of the revised rates will increase depreciation expense for the year by approximately $24.0 million. The increases in the depreciation rates were largely due to capital additions for environmental controls and costs associated with interim retirements. The increase in depreciation and amortization expense was also due in part to the 2015 completion of the amortization of a deferred liability associated with the Hawk Road acquisition as well as in increase in depreciation associated with certain asset retirement obligations.

Financial Condition

Balance Sheet Analysis as of June 30, 2016

Assets

Cash used for property additions for the six-month period ended June 30, 2016 totaled $301.5 million. Of this amount, approximately $267.7 million was associated with construction expenditures for Vogtle Units No. 3 and No. 4 and $29.3 million for nuclear fuel purchases.

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

Receivables increased $40.0 million for the six-month period ended June 30, 2016 primarily as a result of amounts billed or billable to the members due to higher energy costs during the period, which were a result of increased generation.

Equity and Liabilities

Long-term debt increased $573.4 million due to the issuance of 2016A First Mortgage Bonds, Department of Energy loan guarantee advances and Rural Utilities Service-guaranteed loan advances during the six-month period ended June 30, 2016 for the purpose of providing long-term financing for the Vogtle construction project and other general and environmental expenditures. For additional information on these borrowings, see Note K of Notes to Unaudited Consolidated Financial Statements.

Short-term borrowings, which provide interim financing for Vogtle Units No. 3 and No. 4 construction costs, decreased $185.5 million during the six-month period ended June 30, 2016. Total borrowings and repayments during the period were $114.8 million and $300.3 million, respectively. The repayments were refinanced with long-term debt through a portion of the first mortgage bonds issued in April 2016 and under the Department of Energy guaranteed-loan. See Note K of Notes to Unaudited Consolidated Financial Statements for information regarding the debt issuances.

Accounts payable decreased $85.6 million for the six-month period ended June 30, 2016 primarily as a result of a $93.1 million decrease in the payable to Georgia Power for operation and maintenance costs for our co-owned plants and capital costs associated with Vogtle Units No. 3 and No. 4. Also contributing to the decrease was $9.2 million in credits applied to our members' bills in the first quarter of 2016, for a board approved reduction in 2015 revenue requirements as a result of margin collections in excess of our 2015 target. Partially offsetting the decrease was an increase in payables related to natural gas purchases.

Other current liabilities decreased $41.4 million for the six-month period ended June 30, 2016 primarily due to a decrease in estimates for unrecorded liabilities, a decrease in the unrealized losses associated with natural gas hedges and the payment of certain property taxes.

Asset retirement obligations increased $86.1 million during the six-month period ended June 30, 2016 primarily due to changes in cash flow estimates associated with future coal ash pond related decommissioning costs and partially due to increases in the current year's accreted value of all of our asset retirement obligations. See Note L of Notes to Unaudited Consolidated Financial Statements for information regarding the impact of the final CCR rule on asset retirement obligations.

In connection with the Vogtle Units No. 3 and No. 4 construction project, we are accruing long-term contract retainage amounts for substantial and mechanical completion milestones. For the six-month period ended June 30, 2016 there was a $27.4 million decrease in the long-term contract retainage amounts as a result of modifications to the construction contract. For information regarding the Vogtle construction project, see Note G of Notes to Unaudited Consolidated Financial Statements.

Capital Requirements and Liquidity and Sources of Capital

Vogtle Units No. 3 and No. 4.

For additional information on Vogtle Units No. 3 and No. 4, see "Item 1—BUSINESS—OUR POWER SUPPLY RESOURCES—Future Power Resources—Vogtle Units No. 3 and No. 4" in our 2015 Form 10-K.

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

On December 31, 2015, Westinghouse acquired Stone & Webster, Inc. from Chicago Bridge & Iron Co. N.V. (the Acquisition). In connection with the Acquisition, Stone & Webster, Inc. changed its name to WECTEC Global Project Services Inc. (WECTEC). In connection with the Acquisition, Westinghouse engaged Fluor Enterprises, Inc., a subsidiary of Fluor Corporation, as a new construction subcontractor.

The current estimated in-service dates are June 30, 2019 for Unit No. 3 and June 30, 2020 for Unit No. 4. Our project budget, which includes capital costs, allowance for funds used during construction and a contingency amount, is $5.0 billion. Included in the project budget is our share of owner-related costs, including property taxes, oversight costs, compliance costs and other operational readiness costs, as well as financing costs, totaling approximately $20 million per month, on average, through the estimated in-service dates. As of June 30, 2016, our total investment in the additional Vogtle units was $3.1 billion. For information regarding the financing of Vogtle Units No. 3 and No. 4, see "Item 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—Financial Condition—Financing Activities—Department of Energy-Guaranteed Loan" and "—Capital Requirements—Capital Expenditures" and Note 7(a) of Notes to Consolidated Financial Statements in our 2015 Form 10-K.

Various design and other licensing-based compliance matters, including the timely resolution of inspections, tests, analyses and acceptance criteria by the Nuclear Regulatory Commission may arise as construction proceeds, which may result in additional license amendments or require other resolution. If any license amendment requests or other licensing-based compliance issues are not resolved in a timely manner, there may be further delays in the project schedule that could result in increased costs to the Co-owners, the Contractor, or both.

In connection with Georgia Power's participation in the development and construction of the additional Vogtle Units and its certification of Georgia Power's costs to construct the additional Vogtle Units, the Georgia Public Service Commission engaged an independent construction monitor to evaluate and report on the progress of the Vogtle project. In June 2016, in connection with the 14th Vogtle Construction Monitoring report, the independent monitor provided testimony stating that Georgia Power had not demonstrated to the Georgia Public Service Commission Staff that the current estimated in-service dates for Vogtle Units No. 3 and No. 4 have a reasonable chance of being met. He also expressed his opinion that there exists a strong likelihood of further delayed operation dates for both Units. We have been advised by Georgia Power, as agent for the Co-owners, that it disagrees with these opinions and believes that the current estimated in-service dates for Vogtle Units No. 3 and No. 4 are challenging but remain achievable.

As construction continues, the risk remains that challenges with the Contractor's performance, including additional challenges in labor productivity and its fabrication, assembly, delivery, and installation of the plant equipment, the shield building and structural modules, could further impact the estimated in-service dates and cost and the Contractor must improve its schedule performance in order to mitigate this risk. As discussed under "Item 1—BUSINESS—OUR POWER SUPPLY RESOURCES—Future Power Resources—Vogtle Units No. 3 and No. 4" and "Item 1A—RISK FACTORS" in our 2015 Form 10-K, other issues could arise and may further impact the project schedule and cost. The ultimate outcome of these matters cannot be determined at this time.

Environmental Regulations

Existing federal and state laws and regulations regarding environmental matters continue to affect operations at our facilities. Following are some substantial developments relating to environmental regulations and litigation that have occurred since the filing of our Form 10-Q for the quarterly period ended March 31, 2016 that may impact the operation of our facilities.

On June 30, 2016, the EPA proposed the design details for a Clean Energy Incentive Program (CEIP), a voluntary program that states can adopt to incentivize early emission reduction projects under the Clean Power Plan (CPP). Under the CEIP, states can distribute allowances (for mass-based plans) or emission rate credits (ERCs) (for rate-based plans) to eligible clean energy projects that generate savings in 2020 and 2021. Such projects would include demand-side energy efficiency and solar projects implemented to serve low-income communities, and zero-emitting renewable energy projects using wind, solar, geothermal or hydropower generation in all communities. EPA would award matching allowances (or ERCs), from a national pool of 300 million short tons of CO2 emissions (or 375 million ERCs) to state-approved projects, which in turn could then sell or transfer the allowances (or ERCs) to electric generating units subject to CPP CO2 emission limits. The national pool would be allocated to each CEIP-participating state, based on its emissions reductions requirements from 2012 levels relative to the other CEIP-participating states. We cannot determine the outcome of this proposal on our operations, if any, the effect of the program should Georgia choose to participate in it, or the outcome of any litigation that could be brought challenging the CEIP if finalized.

On April 17, 2015, EPA published a final coal combustion residuals (CCR) rule, in which it decided to regulate CCRs from electric utilities as non-hazardous material under Subtitle D of the Resource Conservation and Recovery Act. The final rule, which became effective in October 2015, contains requirements for structural integrity assessments, groundwater monitoring, location siting, composite lining, inactive units, closure and post closure, beneficial use recycling, design and operating criteria, recordkeeping, notification, and internet posting for new and existing CCR landfills, CCR surface impoundments and lateral expansions of CCR facilities. On November 3, 2015, the EPA also published a final rule to revise the effluent limitations guidelines that apply to certain wastewater discharges from fossil fuel-fired steam electric power plants (including our co-owned Plants Wansley and Scherer). Subsequently, in May and July of 2016, and in response to EPA's CCR rulemaking, the Georgia Environmental Protection Division (EPD) proposed to add specific provisions for CCR wastes to its existing solid waste management rules. EPD's rules would contain the requirements in EPA's CCR Rule but would add further requirements for CCR wastes in Georgia. Such requirements would be administered in a state permit system, with permits to be issued and enforced by EPD. Citizen groups would retain the authority to enforce federal CCR requirements. The proposed EPD regulations are expected to be finalized in October 2016 and are not anticipated to have a material impact on our compliance obligations under the federal CCR rule.

In September 2015, Georgia Power announced that it is preparing a schedule to close existing ash ponds at all of its Georgia coal-fired facilities, including at our co-owned Plants Scherer and Wansley. On June 13, 2016, Georgia Power further announced that it will cease sending CCR to all of its ash ponds in Georgia within three years. It also announced that it will close the ash ponds in place using advanced engineering methods at Plants Wansley and Scherer, among other locations. Our current estimated expenditures for the settlement of related asset retirement obligations are approximately $172 million for the closure and post-closure of existing coal ash ponds. See Note L of Notes to Unaudited Consolidated Financial Statements. Preliminary estimates suggest that our capital expenditures to comply with the CCR rule and effluent limitations guidelines will be approximately $170 million for conversion to dry ash handling, landfill construction and wastewater treatment. More definitive cost estimates will be developed as the process of rule evaluation, compliance approach and design and construction implementation proceeds. The ultimate impacts associated with the federal and state CCR rules and the federal effluent limitations guidelines cannot be determined with certainty at this time.

On June 12, 2015, EPA published a rule in the Federal Register requiring certain states to revise the provisions of their State Implementation Plans (SIPs) relating to the regulation of excess emissions at industrial facilities, including fossil fuel-fired generating facilities, during periods of startup, shut-down, or malfunction (SSM). EPA is requiring revision to the SSM-related SIPs for 36 states, including Georgia, by November 22, 2016. In response to EPA's rule, in July 2016 EPD proposed to amend its state SSM rules and related SIP provisions accordingly. Litigation challenging EPA's SSM rule continues in the U.S. Court of Appeals for the District of Columbia Circuit. We cannot determine the outcome of EPD's proposed SSM rule on our operations, the outcome of any litigation on EPA's SSM rule, or any litigation that could be brought challenging EPD's SSM rule (and related SIP provisions) once finalized.

For further discussion regarding potential effects on our business from environmental regulations, including potential capital requirements, see "Item 1—BUSINESS—REGULATION—Environmental," "Item 1A—RISK FACTORS" and "Item 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—Capital Requirements—Capital Expenditures" in our 2015 Form 10-K.

Liquidity

At June 30, 2016, we had $1.63 billion of unrestricted available liquidity to meet our short-term cash needs and liquidity requirements. This amount included $347 million in cash and cash equivalents and $1.28 billion of unused and available committed credit arrangements.

At June 30, 2016, we had $1.61 billion of committed credit arrangements in place, the details of which are reflected in the table below:

Committed Credit Facilities

	Authorized Amount		Available June 30, 2016		Expiration Date

	(dollars in millions)
Unsecured Facilities:
Syndicated Line of Credit led by CFC	$1,210	(1)	$998	(2)	March 2020
CFC Line of Credit(3)	110		110		December 2018
JPMorgan Chase Line of Credit	150		34	(4)	November 2016
Secured Facilities:
CFC Term Loan(3)	250		250		December 2018

(1)
The amount of this facility that can be used to support commercial paper is limited to $1.0 billion.

(2)
Of the portion of this facility that was unavailable at June 30, 2016, $76 million was dedicated to support outstanding commercial paper and $136 million was related to letters of credit issued to support variable rate demand bonds.

(3)
Any amounts drawn under the $110 million unsecured line of credit with CFC will reduce the amount that can be drawn under the $250 million secured term loan. Any amounts borrowed under the $250 million term loan would be secured under our first mortgage indenture, with a maturity no later than December 31, 2043.

(4)
Of the portion of this facility that was unavailable at June 30, 2016, $114 million related to letters of credit issued to support variable rate demand bonds and $2 million related to letters of credit issued to post collateral to third parties.

We are currently using our commercial paper program to provide interim funding for payments related to the construction of Vogtle Units No. 3 and No. 4 prior to receiving advances of long-term funding under the Department of Energy-guaranteed Federal Financing Bank loan, which can be requested no more frequently than quarterly. Between our credit arrangements and projected cash on hand, we believe we have sufficient liquidity to cover our normal operations and to provide interim financing for the Vogtle units under construction.

Under our commercial paper program, we are authorized to issue commercial paper in amounts that do not exceed the amount of our committed backup lines of credit, thereby providing 100% dedicated support for any commercial paper outstanding. Our commercial paper program is currently sized at $1.0 billion.

Under our unsecured committed lines of credit, we have the ability to issue letters of credit totaling $760 million in the aggregate, of which $509 million remained available at June 30, 2016. However, amounts related to issued letters of credit reduce the amount that would otherwise be available to draw for working capital needs. Also, due to the requirement to have 100% dedicated backup for any commercial paper outstanding, any amounts drawn under our committed credit facilities for working capital or related to issued letters of credit will reduce the amount of commercial paper that we can issue. The majority of our outstanding letters of credit are for the purpose of providing credit enhancement on variable rate demand bonds.

Two of our credit facilities contain a financial covenant that requires us to maintain minimum levels of patronage capital. At June 30, 2016, the required minimum level was $675 million and our actual patronage capital was $853 million. These agreements contain an additional covenant that limits our secured indebtedness and unsecured indebtedness, both as defined in the credit agreements, to

$12.0 billion and $4.0 billion, respectively. At June 30, 2016, we had $8.2 billion of secured indebtedness and $76 million of unsecured indebtedness outstanding.

We plan to renew the $150 million line of credit with JPMorgan Chase Bank, N.A. before it expires on November 15, 2016.

At June 30, 2016, we had $355 million on deposit in the Rural Utilities Service Cushion of Credit Account, all of which is classified as a restricted investment. See "—Balance Sheet Analysis as of June 30, 2016—Assets" for more information regarding this account.

Financing Activities

First Mortgage Indenture.    At June 30, 2016, we had $8.2 billion of long-term debt outstanding under our first mortgage indenture secured equally and ratably by a lien on substantially all of our owned tangible and certain of our intangible property, including property we acquire in the future. See "Item 1—BUSINESS—OGLETHORPE POWER CORPORATION—First Mortgage Indenture" in our 2015 Form 10-K for further discussion of our first mortgage indenture.

Rural Utilities Service-Guaranteed Loans.    At June 30, 2016 we had two approved Rural Utilities Service-guaranteed loans being funded through the Federal Financing Bank that are in various stages of being drawn down. These two loans totaled $358 million with $95 million remaining to be advanced. When advanced, the debt will be secured under our first mortgage indenture. As of June 30, 2016, we had $2.6 billion of debt outstanding under various Rural Utilities Service-guaranteed loans.

Department of Energy-Guaranteed Loan.    In February 2014, we closed on a loan with the Department of Energy that will fund up to $3.057 billion of eligible project costs related to the cost to construct our 30% undivided share of Vogtle Units No. 3 and No. 4. This loan is being funded by the Federal Financing Bank and is backed by a federal loan guarantee provided by the Department of Energy.

As of June 30, 2016, our total investment in Vogtle Units No. 3 and No. 4 was $3.1 billion and we have incurred $2.9 billion of debt to provide long-term financing for this investment. This long-term debt includes $1.4 billion of taxable first mortgage bonds and $1.5 billion, including capitalized interest, under the Department of Energy loan facility. The facility may be used until no later than December 2020 to provide long-term funding for eligible project costs after they are incurred. As of June 30, 2016, we have the capacity to fund an additional $509 million under the facility based on the amount of eligible project costs we have incurred to date. We anticipate making draws on at least a semi-annual basis to meet our funding requirements as construction progresses. When advanced, the debt will be secured under our first mortgage indenture. For additional information regarding this loan, see Note K of Notes to Unaudited Consolidated Financial Statements.

For more detailed information regarding our financing plans, see "Item 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—Financing Activities" in our 2015 Form 10-K.

Bond Financing.    On April 21, 2016, we issued $250 million of Series 2016A first mortgage bonds to provide long-term financing for expenditures related to the Vogtle construction project and the Smith Energy Facility. The bonds are secured under our first mortgage indenture. See Note K of Notes to Unaudited Consolidated Financial Statements for additional information regarding this bond issuance.

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

Item 4.    Controls and Procedures

As of June 30, 2016, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

There have been no changes in internal control over financial reporting or other factors that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

Patronage Capital Litigation

On May 31, 2016, plaintiffs for both of the cases described under "Part II—Item 1. Legal Proceedings—Patronage Capital Litigation" in our Form 10-Q for the quarterly period ended March 31, 2016 appealed the Superior Court's decision to grant our and the other defendants' motions to dismiss both of those lawsuits on all counts to the Georgia Court of Appeals.

We intend to defend vigorously against all claims in the above-described litigation.

Item 1A.    Risk Factors

There have been no material changes from the risks disclosed in "Item 1A—RISK FACTORS" of our 2015 Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.    Defaults upon Senior Securities

Not Applicable.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information

Not Applicable.

Item 6.    Exhibits

Number	Description
10.1(1)	Amendment No. 8, dated as of April 20, 2016, to the Engineering, Procurement and Construction Agreement, dated as of April 8, 2008, between Georgia Power, for itself and as agent for Oglethorpe, Municipal Electric Authority of Georgia, and Dalton Utilities, as owners, and a consortium consisting of Westinghouse and Stone & Webster, as contractor, for Units 3 & 4 at the Vogtle Electric Generating Plant Site. (Incorporated by reference to Exhibit 10(c)(3) of Georgia Power Company's Form 10-Q for the quarterly period ended June 30, 2016, filed with the SEC on August 8, 2016)
31.1	Rule 13a-14(a)/15d-14(a) Certification, by Michael L. Smith (Principal Executive Officer).
31.2	Rule 13a-14(a)/15d-14(a) Certification, by Elizabeth B. Higgins (Principal Financial Officer).
32.1	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Michael L. Smith (Principal Executive Officer).
32.2	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Elizabeth B. Higgins (Principal Financial Officer).
101	XBRL Interactive Data File.
(1)
Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions have been omitted from the exhibit and filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oglethorpe Power Corporation (An Electric Membership Corporation)
Date: August 15, 2016	By:	/s/ Michael L. Smith
Michael L. Smith President and Chief Executive Officer
Date: August 15, 2016		/s/ Elizabeth B. Higgins
Elizabeth B. Higgins Executive Vice President and Chief Financial Officer (Principal Financial Officer)