Form 10-Q
period 2016-09-30
OGLETHORPE POWER CORP
filed 2016-11-10
CIK 788816

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR
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

OGLETHORPE POWER CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2016

		Page No.
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Unaudited Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015	1
	Unaudited Consolidated Statements of Revenues and Expenses For the Three and Nine Months ended September 30, 2016 and 2015	3
	Unaudited Consolidated Statements of Comprehensive Margin For the Three and Nine Months ended September 30, 2016 and 2015	4
	Unaudited Consolidated Statements of Patronage Capital and Membership Fees and Accumulated Other Comprehensive Margin For the Nine Months ended September 30, 2016 and 2015	5
	Unaudited Consolidated Statements of Cash Flows For the Nine Months ended September 30, 2016 and 2015	6
	Notes to Unaudited Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	33
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3.	Defaults Upon Senior Securities	35
Item 4.	Mine Safety Disclosures	35
Item 5.	Other Information	35
Item 6.	Exhibits	35
SIGNATURES		36

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Oglethorpe Power Corporation Consolidated Balance Sheets (Unaudited) September 30, 2016 and December 31, 2015

	(dollars in thousands)
	2016	2015
Assets
Electric plant:
In service	$8,752,591	$8,596,148
Less: Accumulated provision for depreciation	(4,069,257)	(3,925,838)

	4,683,334	4,670,310
Nuclear fuel, at amortized cost	366,698	373,145
Construction work in progress	3,126,508	2,868,669

	8,176,540	7,912,124

Investments and funds:
Nuclear decommissioning trust fund	386,205	363,829
Investment in associated companies	72,163	72,010
Long-term investments	99,701	86,771
Restricted cash and investments	201,511	134,690
Other	20,002	19,097

	779,582	676,397

Current assets:
Cash and cash equivalents	362,708	213,038
Restricted short-term investments	249,685	253,204
Receivables	173,782	130,464
Inventories, at average cost	253,526	299,252
Prepayments and other current assets	18,852	16,913

	1,058,553	912,871

Deferred charges:
Regulatory assets	542,057	530,254
Other	25,031	28,137

	567,088	558,391

	$10,581,763	$10,059,783

The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Balance Sheets (Unaudited) September 30, 2016 and December 31, 2015

	(dollars in thousands)
	2016	2015
Equity and Liabilities
Capitalization:
Patronage capital and membership fees	$871,970	$809,465
Accumulated other comprehensive margin	416	58

	872,386	809,523
Long-term debt	7,885,428	7,291,154
Obligation under capital lease	94,358	96,501
Other	18,459	17,561

	8,870,631	8,214,739

Current liabilities:
Long-term debt and capital lease due within one year	153,274	189,840
Short-term borrowings	156,253	261,478
Accounts payable	69,613	157,432
Accrued interest	57,864	58,830
Member power bill prepayments, current	168,705	174,743
Other current liabilities	58,613	86,746

	664,322	929,069

Deferred credits and other liabilities:
Asset retirement obligations	698,240	602,230
Member power bill prepayments, non-current	83,052	44,205
Contract retainage	39,551	66,515
Regulatory liabilities	193,156	166,967
Other	32,811	36,058

	1,046,810	915,975

	$10,581,763	$10,059,783

The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Revenues and Expenses (Unaudited) For the Three and Nine Months Ended September 30, 2016 and 2015

	(dollars in thousands)
	Three Months		Nine Months
	2016	2015	2016	2015
Operating revenues:
Sales to Members	$430,883	$318,123	$1,158,134	$938,047
Sales to non-Members	130	50,541	383	114,136

Total operating revenues	431,013	368,664	1,158,517	1,052,183

Operating expenses:
Fuel	178,516	142,142	404,056	365,762
Production	105,681	94,504	312,332	337,632
Depreciation and amortization	54,719	42,484	162,606	128,088
Purchased power	13,109	13,737	39,254	41,980
Accretion	8,059	6,676	24,099	19,535
Deferral of Hawk Road and Smith Energy Facilities effect on net margin	—	(166)	—	(41,855)

Total operating expenses	360,084	299,377	942,347	851,142

Operating margin	70,929	69,287	216,170	201,041

Other income:
Investment income	12,578	9,816	37,628	29,850
Other	1,531	2,227	6,259	7,527

Total other income	14,109	12,043	43,887	37,377

Interest charges:
Interest expense	93,544	89,322	273,066	265,161
Allowance for debt funds used during construction	(30,135)	(27,739)	(84,460)	(80,691)
Amortization of debt discount and expense	2,999	3,839	8,946	11,819

Net interest charges	66,408	65,422	197,552	196,289

Net margin	$18,630	$15,908	$62,505	$42,129

The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Comprehensive Margin (Unaudited) For the Three and Nine Months Ended September 30, 2016 and 2015

	(dollars in thousands)
	Three Months		Nine Months
	2016	2015	2016	2015
Net margin	$18,630	$15,908	$62,505	$42,129

Other comprehensive margin:
Unrealized (loss) gain on available-for-sale securities	(19)	(95)	358	(267)

Total comprehensive margin	$18,611	$15,813	$62,863	$41,862

The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation
Consolidated Statements of Patronage Capital and Membership Fees
and Accumulated Other Comprehensive Margin (Unaudited)
For the Nine Months Ended September 30, 2016 and 2015

	(dollars in thousands)
	Patronage Capital and Membership Fees	Accumulated Other Comprehensive Margin	Total
Balance at December 31, 2014	$761,124	$468	$761,592

Components of comprehensive margin:
Net margin	42,129	—	42,129
Unrealized loss on available-for-sale securities	—	(267)	(267)

Balance at September 30, 2015	$803,253	$201	$803,454

Balance at December 31, 2015	$809,465	$58	$809,523

Components of comprehensive margin:
Net margin	62,505	—	62,505
Unrealized gain on available-for-sale securities	—	358	358

Balance at September 30, 2016	$871,970	$416	$872,386

The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Cash Flows (Unaudited) For the Nine Months Ended September 30, 2016 and 2015

	(dollars in thousands)
	2016	2015
Cash flows from operating activities:
Net margin	$62,505	$42,129

Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization, including nuclear fuel	268,674	234,362
Accretion cost	24,099	19,535
Amortization of deferred gains	(1,341)	(1,341)
Allowance for equity funds used during construction	(567)	(506)
Deferred outage costs	(29,464)	(25,060)
Deferral of Hawk Road and Smith Energy Facilities effect on net margin	—	(41,855)
Gain on sale of investments	(653)	(34,121)
Regulatory deferral of costs associated with nuclear decommissioning	(14,522)	24,339
Other	(4,424)	(5,076)
Change in operating assets and liabilities:
Receivables	(41,015)	(4,786)
Inventories	30,251	(19,942)
Prepayments and other current assets	(1,305)	(4,650)
Accounts payable	(87,056)	(45,068)
Accrued interest	(966)	(5,774)
Accrued taxes	5,348	10,099
Other current liabilities	(20,604)	(9,006)
Member power bill prepayments	32,809	27,672

Total adjustments	159,264	118,822

Net cash provided by operating activities	221,769	160,951

Cash flows from investing activities:
Property additions	(421,384)	(335,217)
Activity in nuclear decommissioning trust fund—Purchases	(307,222)	(463,544)
—Proceeds	302,308	460,171
Increase in restricted cash and investments	(66,821)	(23,230)
Decrease (increase) in restricted short-term investments	3,519	(5,893)
Activity in other long-term investments—Purchases	(44,457)	(48,461)
—Proceeds	35,278	49,075
Other	2,401	(6,239)

Net cash used in investing activities	(496,378)	(373,338)

Cash flows from financing activities:
Long-term debt proceeds	634,279	289,910
Long-term debt payments	(113,328)	(124,138)
(Decrease) increase in short-term borrowings, net	(105,225)	90,132
Other	8,553	2,628

Net cash provided by financing activities	424,279	258,532

Net increase in cash and cash equivalents	149,670	46,145
Cash and cash equivalents at beginning of period	213,038	237,391

Cash and cash equivalents at end of period	$362,708	$283,536

Supplemental cash flow information:
Cash paid for—
Interest (net of amounts capitalized)	$185,484	$186,651
Supplemental disclosure of non-cash investing and financing activities:
Change in asset retirement obligations	$72,097	$17,390
Change in accrued property additions	$(24,451)	$8,984
Interest paid-in-kind	$34,587	$26,116

The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation
Notes to Unaudited Consolidated Financial Statements

(A)
General.    The consolidated financial statements included in this report have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in this report reflects all adjustments (which include only normal recurring adjustments) and estimates necessary to fairly state, in all material respects, the results for the three-month and nine-month periods ended September 30, 2016 and 2015. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. Certain prior year amounts have been reclassified to conform with the current year presentation.

  For the nine-month period ended September 30, 2015, we made an adjustment of $26,116,000 to the Consolidated Statement of Cash Flows decreasing other adjustments to reconcile net margin to net cash provided by operating activities and decreasing cash paid for property additions. This adjustment reflects the non-cash nature of the allowance for debt funds used during construction related to interest paid-in-kind associated with loans under our Department of Energy Loan Guarantee. The change properly reflects an immaterial adjustment to cash flows provided by operations and cash used in investing activities, and is consistent with the presentation beginning with the statement of cash flows for the year ended December 31, 2015.

  These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the SEC. The results of operations for the three-month and nine-month periods ended September 30, 2016 are not necessarily indicative of results to be expected for the full year. As noted in our 2015 Form 10-K, our revenues consist primarily of sales to our 38 electric distribution cooperative members and, thus, the receivables on the consolidated balance sheets are principally from our members. (See "Notes to Consolidated Financial Statements" in our 2015 Form 10-K.)

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

  The tables below detail assets and liabilities measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015.

	Fair Value Measurements at Reporting Date Using
	September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$163,202	$163,202	$—	$—
International equity trust	70,475	—	70,475	—
Corporate bonds	48,943	—	48,943	—
US Treasury and government agency securities	72,798	72,798	—	—
Agency mortgage and asset backed securities	22,395	—	22,395	—
Municipal bonds	404	—	404	—
Other	7,988	7,988	—	—
Long-term investments:
International equity trust	15,573	—	15,573	—
Corporate bonds	11,395	—	11,395	—
US Treasury and government agency securities	13,037	13,037	—	—
Agency mortgage and asset backed securities	1,825	—	1,825	—
Mutual funds	57,462	57,462	—	—
Other	409	409	—	—
Interest rate options	—	—	—	—
Natural gas swaps	2,823	—	2,823	—

	Fair Value Measurements at Reporting Date Using
	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$151,178	$151,178	$—	$—
International equity trust	68,753	—	68,753	—
Corporate bonds	48,450	—	48,450	—
US Treasury and government agency securities	75,173	74,698	475	—
Agency mortgage and asset backed securities	15,503	—	15,503	—
Other	4,772	4,772	—	—
Long-term investments:
Corporate bonds	9,903	—	9,903	—
US Treasury and government agency securities	13,772	13,772	—	—
Agency mortgage and asset backed securities	1,121	—	1,121	—
International equity trust	12,846	—	12,846	—
Mutual funds	48,649	48,649	—	—
Other	479	479	—	—
Interest rate options	1,010	—	—	1,010
Natural gas swaps	24,995	—	24,995	—

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

  The following tables present the changes in Level 3 assets measured at fair value on a recurring basis during the three and nine months ended September 30, 2016 and 2015.

Three Months Ended September 30, 2016

Interest rate options

(dollars in thousands)
Assets (Liabilities):
Balance at June 30, 2016	$5
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	(5)

Balance at September 30, 2016	$—

Three Months Ended September 30, 2015

Interest rate options

(dollars in thousands)
Assets (Liabilities):
Balance at June 30, 2015	$4,715
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	(3,213)

Balance at September 30, 2015	$1,502

Nine Months Ended September 30, 2016

Interest rate options

(dollars in thousands)
Assets (Liabilities):
Balance at December 31, 2015	$1,010
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	(1,010)

Balance at September 30, 2016	$—

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

  The estimated fair values of our long-term debt, including current maturities at September 30, 2016 and December 31, 2015 were as follows (in thousands):

	2016		2015

	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$8,136,564	$9,752,299	$7,575,027	$8,445,630

  The estimated fair value of long-term debt is classified as Level 2 and is estimated based on observed or quoted market prices for the same or similar issues or on current rates offered to us for debt of similar maturities. The primary sources of our long-term debt consist of first mortgage bonds, pollution control revenue bonds and long-term debt issued by the Federal Financing Bank that is guaranteed by the Rural Utilities Service or the U.S. Department of Energy. We also have small amounts of long-term debt provided by National Rural Utilities Cooperative Finance Corporation (CFC) and by CoBank, ACB. The valuations for the first mortgage bonds and the pollution control revenue bonds were obtained from a third party data reporting service, and are based on secondary market trading of our debt. Valuations for debt issued by the Federal Financing Bank are based on U.S. Treasury rates as of September 30, 2016 plus an applicable spread, which reflects our borrowing rate for new loans of this type from the Federal Financing Bank. The rates on the CFC debt are fixed and the valuation is based on rate quotes provided by CFC. We use an interest rate quote sheet provided by CoBank for valuation of the CoBank debt, which reflects current rates for similar loans.

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

  It is possible that volatility in commodity prices and/or interest rates could cause us to have credit risk exposures with one or more counterparties. We currently have credit risk exposure to our interest rate options counterparties. If such counterparties fail to perform their obligations, we could suffer a financial loss. However, as of September 30, 2016, all of the counterparties with transaction amounts outstanding under our hedging programs are rated investment grade by the major rating agencies or have provided a guaranty from one of their affiliates that is rated investment grade.

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

  At September 30, 2016 and December 31, 2015, the estimated fair value of our natural gas contracts was a net liability of approximately $2,823,000 and $22,848,000, respectively.

  As of September 30, 2016 and December 31, 2015, neither we nor any counterparties were required to post credit support or collateral under the natural gas swap agreements. If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2016 due to our credit rating being downgraded below investment grade, we would have been required to post collateral or letters of credit of $3,204,000 with our counterparties.

  The following table reflects the volume activity of our natural gas derivatives as of September 30, 2016 that is expected to settle or mature each year:

Year	Natural Gas Swaps (MMBTUs) (in millions)

2016	3.8
2017	20.2
2018	16.6
2019	11.4
2020	9.0
2021	2.5

Total	63.5

  Interest rate options.    We are exposed to the risk of rising interest rates due to the significant amount of new long-term debt we expect to incur in connection with anticipated capital expenditures, particularly the construction of Vogtle Units No. 3 and No. 4. In fourth quarter of 2011, we purchased seventeen LIBOR swaptions at a cost of $100,000,000 with a total notional amount of approximately $2,200,000,000 to hedge the interest rates on a portion of the debt that we are incurring to finance the two additional nuclear units at Plant Vogtle. Since inception, fifteen swaptions having a notional amount of approximately $2,019,368,000 have expired and, as of September 30, 2016, the notional amount of our remaining two outstanding swaptions was approximately $159,835,000.

  The LIBOR swaptions are designed to cap our effective interest rate at a specified fixed interest rate on a specified option expiration date. This is accomplished by means of a payment of the cash settlement value our counterparties are obligated to make to us if prevailing fixed LIBOR swap rates exceed the specified fixed rate on the option expiration date. This payment would partially offset our interest costs, thereby reducing our effective interest rate. The cash settlement value is calculated based on the value of an underlying swap which we have the right, but not the obligation, to enter into, which would begin on the option expiration date and extend until 2042 and under which we would pay the specified fixed rate and receive a floating LIBOR rate. The cash settlement value would be zero if the swaption is out-of-the-money (that is, if the specified fixed rate is at or above then-current swap rates) on the expiration date. One of our two swaptions expires on December 30, 2016, and has a fixed rate of 3.845%, and the second swaption expires on March 31, 2017, and has a fixed rate of 3.8775%. The swaptions are both significantly out-of-the-money with fixed rates of 219 and 223 basis points, respectively, above the corresponding LIBOR swap rates that were in effect as of September 30, 2016. Swaptions having notional amounts totaling $230,867,000 expired without value during the nine months ended September 30, 2016.

  We paid all the premiums to purchase these LIBOR swaptions at the time we entered into these transactions. At September 30, 2016 and December 31, 2015, the fair value of these swaptions was approximately $500 and $1,010,000, respectively. To manage our credit exposure to our counterparties, we negotiated credit support provisions that require each counterparty to provide us collateral in the form of cash or securities to the extent that the value of the swaptions outstanding for that counterparty exceeds a certain threshold. The collateral thresholds can range from $0 to $10,000,000 depending on each counterparty's credit rating. As of September 30, 2016 and December 31, 2015, there were no collateral postings required of the counterparties.

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

  The following table reflects the remaining notional amount of forecasted debt issuances we have hedged in each year with LIBOR swaptions as of September 30, 2016.

Year	LIBOR Swaption Notional Dollar Amount (in thousands)

2016	$79,666
2017	80,169

Total	$159,835

  The table below reflects the fair value of derivative instruments and their effect on our unaudited consolidated balance sheets at September 30, 2016 and December 31, 2015.

	Balance Sheet Location	Fair Value

		2016	2015
		(dollars in thousands)
Not designated as hedge:
Assets:
Interest rate options	Other deferred charges	$—	$1,010
Natural gas swaps	Other current assets	$633	$—
Natural gas swaps	Other deferred charges	$1,142	$—
Liabilities:
Natural gas swaps	Other current liabilities	$909	$22,848
Natural gas swaps	Other deferred credits	$3,689	$—

  The following table presents the gross realized gains and (losses) on derivative instruments recognized in margin for the three and nine months ended September 30, 2016 and 2015.

	Statement of Revenues and Expenses	Three months ended September 30,		Nine months ended September 30,
	Location	2016	2015	2016	2015

		(dollars in thousands)
Not Designated as hedges:
Natural Gas Swaps	Fuel	$2,039	$24	$2,057	$205
Natural Gas Swaps	Fuel	(5,923)	(5,970)	(18,262)	(14,744)

		$(3,884)	$(5,946)	$(16,205)	$(14,539)

  The following table presents the unrealized gains and (losses) on derivative instruments deferred on the balance sheet at September 30, 2016 and December 31, 2015.

	Balance Sheet Location	2016	2015

		(dollars in thousands)
Not designated as hedge:
Natural gas swaps	Regulatory liability	$381	$—
Natural gas swaps	Regulatory asset	(3,204)	(22,848)
Interest rate options	Regulatory asset	(11,433)	(25,915)

Total not designated as hedge		$(14,256)	$(48,763)

  The following table presents the gross amounts of derivatives and their related offset amounts as permitted by their respective master netting agreements. There were no obligations to return cash collateral as of September 30, 2016 or December 31, 2015.

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts offset on the Balance Sheet	Net Amounts of Assets Presented on the Balance Sheet

	(dollars in thousands)
September 30, 2016
Assets:
Natural gas swaps	$(2,823)	$—	$(2,823)
Interest rate options	$11,433	$(11,433)	$—
December 31, 2015
Assets:
Natural gas swaps	$(22,848)	$—	$(22,848)
Interest rate options	$26,925	$(25,915)	$1,010

(D)
Investments in Debt and Equity Securities.    Investment securities we hold are classified as available-for-sale. Available-for-sale securities are carried at market value with unrealized gains and losses, net of any tax effect, added to or deducted from other comprehensive margin, except that, in accordance with our rate-making treatment, unrealized gains and losses from investment securities held in the nuclear decommissioning funds are directly added to or deducted from the regulatory asset for asset retirement obligations. Realized gains and losses on the nuclear decommissioning funds are also recorded to the regulatory asset. All realized and unrealized gains and losses are determined using the specific identification method. As of September 30, 2016, approximately 88% of these gross unrealized losses had been unrealized for a duration of less than one year.

  The following tables summarize the activities for available-for-sale securities as of September 30, 2016 and December 31, 2015.

	Gross Unrealized

	(dollars in thousands)
September 30, 2016	Cost	Gains	Losses	Fair Value

Equity	$235,579	$48,658	$(6,159)	$278,078
Debt	195,849	4,529	(947)	199,431
Other	8,398	—	(1)	8,397

Total	$439,826	$53,187	$(7,107)	$485,906

	Gross Unrealized

	(dollars in thousands)
December 31, 2015	Cost	Gains	Losses	Fair Value

Equity	$230,123	$37,494	$(9,635)	$257,982
Debt	189,700	1,158	(3,491)	187,367
Other	5,255	—	(4)	5,251

Total	$425,078	$38,652	$(13,130)	$450,600

(E)
Recently Issued or Adopted Accounting Pronouncements.    In May 2014, the Financial Accounting Standards Board (FASB) issued "Revenue from Contracts with Customers (Topic 606)." The new revenue standard requires that an entity recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The standard is effective for the annual reporting period beginning after December 15, 2016 using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a modified retrospective approach with the cumulative effect of initially adopting the standard recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted. In March 2016, the FASB issued an amendment to the new revenue standard, which provides guidance on assessing whether an entity is a principal or an agent in a revenue transaction. The conclusion determines whether an entity reports revenue on a gross or net basis. The amendment focuses on who controls the good or service in an arrangement before it is transferred to a customer and further clarifies the unit of account and indicators of when an entity is the principal. In April 2016, the FASB further amended the new revenue standard by clarifying: (i) how an entity should evaluate the nature of its promise in granting a license of intellectual property, which will determine whether it recognizes revenue over time or at a point in time, and (ii) when a promised good or service is separately identifiable (i.e., distinct within the context of the contract) and allowing entities to disregard items that are immaterial in the context of a contract. In May 2016, the FASB further amended the new revenue standard on transition, collectability, noncash consideration and the presentation of sales and other similar taxes.

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

  In January 2016, the FASB issued "Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The new standard is effective for us for annual reporting periods beginning after December 15, 2017, and interim periods therein. Certain provisions within this update can be adopted early. Certain provisions within this update should be applied by means of a cumulative-effect adjustment to the balance sheet of the fiscal year of adoption and certain provisions should be applied prospectively. We are currently evaluating the future impact of this standard on our consolidated financial statements.

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

  In June 2016, the FASB issued "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The amendments in this update replace the current incurred loss impairment methodology with a methodology that reflects expected credit losses. The new standard is effective for us prospectively for annual reporting periods beginning after December 15, 2019, and interim periods therein. The amendments in this update can be adopted earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the future impact of this standard on our consolidated financial statements.

  In August 2016, the FASB issued "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." The amendments in this standard provide specific guidance on eight cash flow classification issues relating to how certain cash receipts and cash payments are presented and classified in the statement of cash flows, thereby reducing the current and potential future diversity in practice. The new standard is effective for us for annual reporting periods beginning after December 15, 2017, and interim periods therein. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. We are currently evaluating the future impact of this standard on our consolidated financial statements.

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

Accumulated Other Comprehensive Margin
Three Months Ended September 30, 2015

(dollars in thousands)
Available-for-sale Securities

Balance at June 30, 2015	$107
Unrealized gain	125
(Gain) reclassified to net margin	(31)

Balance at September 30, 2015	$201

Three Months Ended September 30, 2016

(dollars in thousands)
Available-for-sale Securities

Balance at June 30, 2016	$435
Unrealized gain	50
(Gain) reclassified to net margin	(69)

Balance at September 30, 2016	$416

Nine Months Ended September 30, 2015

(dollars in thousands)
Available-for-sale Securities

Balance at December 31, 2014	$468
Unrealized loss	(83)
(Gain) reclassified to net margin	(184)

Balance at September 30, 2015	$201

Nine Months Ended September 30, 2016

(dollars in thousands)
Available-for-sale Securities

Balance at December 31, 2015	$58
Unrealized gain	486
(Gain) reclassified to net margin	(128)

Balance at September 30, 2016	$416

(G)
Contingencies and Regulatory Matters.

  We do not anticipate that the liabilities, if any, for any current proceedings against us will have a material effect on our financial condition or results of operations. However, at this time, the ultimate outcome of any pending or potential litigation cannot be determined.

  a.    Vogtle Units No. 3 and No. 4 Construction Litigation

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

  b.    Patronage Capital Litigation

  There have been no material changes to this litigation from the disclosure included under Note G of Notes to Unaudited Consolidated Financial Statements in our Form 10-Q for the quarterly period ended June 30, 2016. For additional information regarding this litigation, see Note G of Notes to Unaudited Consolidated Financial Statements in our Form 10-Q for the quarterly period ended March 31, 2016.

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

(H)
Restricted Cash and Investments.    Restricted cash and investments primarily consist of funds on deposit with the Rural Utilities Service in the Cushion of Credit Account. The restricted investments will be utilized for future Rural Utilities Service Federal Financing Bank debt service payments. The funds on deposit earn interest at a rate of 5% per annum. At September 30, 2016 and December 31, 2015, we had restricted cash and investments totaling $451,247,000 and $387,961,000, respectively, of which $201,511,000 and $134,690,000, respectively, were classified as long-term.
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

  The following regulatory assets and liabilities are reflected on the unaudited consolidated balance sheets as of September 30, 2016 and December 31, 2015.

	2016	2015
	(dollars in thousands)

Regulatory Assets:
Premium and loss on reacquired debt(a)	$56,772	$61,916
Amortization on capital leases(b)	31,769	30,253
Outage costs(c)	39,589	42,027
Interest rate swap termination fees(d)	4,017	5,355
Depreciation expense(e)	44,447	45,514
Deferred charges related to Vogtle Units No. 3 and No. 4 training costs(f)	41,871	37,646
Interest rate options cost(g)	106,220	102,554
Deferral of effects on net margin—Smith Energy Facility(h)	173,885	178,343
Other regulatory assets(m)	43,487	26,646

Total Regulatory Assets	$542,057	$530,254
Regulatory Liabilities:
Accumulated retirement costs for other obligations(i)	$12,925	$8,910
Deferral of effects on net margin—Hawk Road Energy Facility(h)	20,316	20,775
Major maintenance reserve(j)	29,450	22,422
Amortization on capital leases(b)	23,939	26,502
Deferred debt service adder(k)	83,644	76,334
Asset retirement obligations(l)	19,106	8,316
Other regulatory liabilities(m)	3,776	3,708

Total Regulatory Liabilities	$193,156	$166,967

Net Regulatory Assets	$348,901	$363,287

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

(d)
Represents losses on settled interest rate swap arrangements that are being amortized through the end of 2018.

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

(h)
Effects on net margin for Smith and Hawk Road Energy Facilities were deferred until the end of 2015 and are being amortized over the remaining life of each respective plant.

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

(J)
Member Power Bill Prepayments.    We have a power bill prepayment program pursuant to which members can prepay their power bills from us at a discount based on our avoided cost of borrowing. The prepayments are credited against the participating members' power bills in the month(s) agreed upon in advance. The discounts are credited against the power bills and are recorded as a reduction to member revenues. The prepayments are being credited against members' power bills through July 2021, with the majority of the balance scheduled to be credited by the end of 2017.
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

  Advances may be requested under the Facility on a quarterly basis through December 31, 2020 and are secured under our first mortgage indenture. On June 8, 2016, we received a $300,000,000 advance under the Facility. At September 30, 2016, aggregate borrowings totaled $1,515,215,000, including capitalized interest.

  b)
  Rural Utilities Service Guaranteed Loans:

  For the nine-month period ended September 30, 2016, we received advances on Rural Utilities Service-guaranteed Federal Financing Bank loans totaling $88,354,000 for general and environmental improvements at existing plants.

  On October 27, 2016, we received an additional $6,105,000 in advances on Rural Utilities Service-guaranteed Federal Financing Bank loans for general and environmental improvements at existing plants.

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

  d)
  Credit Facilities:

  On October 6, 2016, we extended our $150,000,000 unsecured JPMorgan Chase Line of Credit through October 2018. At September 30, 2016, there was approximately $34,000,000 available for borrowings under the arrangement, as letters of credit of approximately $114,000,000 and $2,000,000 had been issued to support certain variable rate demand bonds and to post collateral to third parties, respectively. In connection with this extension, $37,352,000 of the variable rate demand bonds supported by this facility, which was previously classified as a current obligation, has been classified as long-term debt as of September 30, 2016 in accordance with the applicable accounting guidance.

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

Results of Operations

For the Nine Months Ended September 30, 2016 and 2015

Net Margin

Our net margins for the three-month and nine-month periods ended September 30, 2016 were $18.6 million and $62.5 million compared to $15.9 million and $42.1 million for the same periods of 2015. Through September 30, 2016, we collected approximately 124% of our targeted net margin of $50.5 million for the year ending December 31, 2016. These collections are typical as our capacity revenues are generally recorded evenly throughout the year and our management generally budgets conservatively. We anticipate our board of directors will approve a budget adjustment by the end of the year so margins will achieve, but not exceed, the targeted margins for interest ratio. For additional information regarding our net margin requirements and policy, see "Item 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Summary of Cooperative Operations—Margins" in our 2015 Form 10-K.

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

The components of member revenues for the three-month and nine-month periods ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		2016 vs. 2015 % Change	Nine Months Ended September 30,		2016 vs. 2015 % Change

	(dollars in thousands)			(dollars in thousands)
	2016	2015		2016	2015

Capacity revenues	$228,011	$187,259	21.8%	$681,384	$577,411	18.0%
Energy revenues	202,872	130,864	55.0%	476,750	360,636	32.2%

Total	$430,883	$318,123	35.4%	$1,158,134	$938,047	23.5%

MWh Sales to members	7,956,412	5,168,226	53.9%	19,886,944	14,488,210	37.3%
Cents/kWh	5.42	6.16	(12.0%)	5.82	6.47	(10.1%)

The increase in member capacity sales was primarily a result of the recovery of fixed costs at the Smith and Hawk Road Energy Facilities which began in 2016. Prior to 2016, our members generally did not require the energy generation from Smith and Hawk Road and the effects of the costs and revenues of these plants on net margin were deferred.

The increase in energy revenues from members for the three-month and nine-month periods ended September 30, 2016 compared to the same periods in 2015 was primarily due to an increase in generation for member sales as a result of Smith and Hawk Road becoming available to the members in 2016. Our members' ability to schedule these additional natural-gas fired facilities, which currently provide an economical source of energy due to low natural gas prices, significantly increased our megawatt-hour sales to our members and allowed us to provide a larger percentage of our members' load requirements to date in 2016. The average energy revenue per kilowatt-hour from sales to members were relatively unchanged for the three-month period and decreased 3.7% for the nine-month period ended September 30, 2016, respectively, as compared to the same periods of 2015. For a discussion of fuel costs, see "—Operating Expenses."

Sales to Non-members.    Prior to 2016, sales to non-members primarily consisted of capacity and energy sales at Smith. Non-member sales decreased 100% for both the three-month and nine-month periods ended September 30, 2016 compared to the same periods of 2015 as Smith became available for scheduling by our members. We do not anticipate any significant non-member sales for the remainder of 2016.

Operating Expenses

The following table summarizes our fuel costs and megawatt-hour generation by generating source.

	Cost			Generation			Cents per kWh

	(dollars in thousands)			(MWh)
	Three Months Ended September 30,		2016 vs.	Three Months Ended September 30,		2016 vs.	Three Months Ended September 30,		2016 vs.

Fuel Source	2016	2015	2015 % Change	2016	2015	2015 % Change	2016	2015	2015 % Change

Coal	$49,478	$40,144	23.3%	1,704,203	1,518,856	12.2%	2.90	2.64	9.8%
Nuclear(1)	21,950	21,992	(0.2%)	2,691,129	2,585,844	4.1%	0.82	0.85	(4.1%)
Gas:
Combined Cycle	73,223	62,348	17.4%	2,976,562	2,432,151	22.4%	2.46	2.56	(4.0%)
Combustion Turbine	33,865	17,658	91.8%	846,699	396,581	113.5%	4.00	4.45	(10.2%)

	$178,516	$142,142	25.6%	8,218,593	6,933,432	18.5%	2.17	2.05	6.0%

	Cost			Generation			Cents per kWh

	(dollars in thousands)			(MWh)
	Nine Months Ended September 30,		2016 vs.	Nine Months Ended September 30,		2016 vs.	Nine Months Ended September 30,		2016 vs.

Fuel Source	2016	2015	2015 % Change	2016	2015	2015 % Change	2016	2015	2015 % Change

Coal	$114,961	$121,946	(5.7%)	3,945,663	4,327,741	(8.8%)	2.91	2.82	3.4%
Nuclear(1)	61,786	57,469	7.5%	7,605,266	7,631,162	(0.3%)	0.81	0.75	7.9%
Gas:
Combined Cycle	165,272	151,959	8.8%	7,338,407	5,598,978	31.1%	2.25	2.71	(17.0%)
Combustion Turbine	62,037	34,388	80.4%	1,644,184	687,372	139.2%	3.77	5.00	(24.6%)

	$404,056	$365,762	10.5%	20,533,520	18,245,253	12.5%	1.97	2.00	(1.8%)

(1)
The 2015 nuclear fuel cost amount includes a $7.1 million credit recorded in the first quarter of 2015 for nuclear fuel storage costs recovered as a result of litigation related to responsibility for spent nuclear fuel disposal costs. The exclusion of the credit would have resulted in total nuclear fuel costs of $64.5 million in 2015, and the 2016 versus 2015% change would have been a decrease of 4.3%. Nuclear cost per kWh would have been 0.85 cents per kWh and the 2016 versus 2015% change would have been a decrease of 3.9%.

Total fuel costs increased for the three-month and nine-month periods ended September 30, 2016 as compared to the same periods of 2015 primarily due to increased generation at our natural gas-fired facilities. See "—Operating Revenues." The increase for the three-month period ended September 30, 2016 compared to the same period of 2015 was also partially due to increased generation at our relatively more expensive coal-fired facilities, which resulted in a 6.0% increase in the average cost per kilowatt-hour of generation. An increase in nuclear fuel burn expense for the nine-month period ended September 30, 2016 compared to the same period of 2015 also contributed to the increase in total fuel costs for the period. During the first quarter of 2015, we recognized a $7.1 million reduction in fuel expense associated with the recovery of spent nuclear fuel storage costs from the U.S. Department of Energy. Somewhat offsetting the effect of increased generation on nine-month total fuel costs was a decrease in the average cost per kilowatt-hour of generation largely as a result of a shift in the generation mix from the coal-fired units to the relatively more economical natural gas-fired units.

Production costs increased 11.8% for the three-month period ended September 30, 2016 from the same period of 2015, primarily as a result of major maintenance work at certain of our natural gas-fired plants. For the nine-month period ended September 30, 2016, production costs decreased 7.5% from the same period of 2015 due to somewhat higher planned major maintenance work at Smith and Hawk Road in the first half of 2015.

Depreciation and amortization expense increased 28.8% and 26.9% for the three-month and nine-month periods ended September 30, 2016 compared to the same periods of 2015. The increase was primarily due to the January 1, 2016 adoption of revised depreciation rates for our co-owned coal-fired and nuclear facilities which average 2.55% and 1.89%, respectively. We anticipate the effect of the revised rates will increase depreciation expense for the year by approximately $24.0 million. The increases in the depreciation rates were largely due to capital additions for environmental controls and costs associated with interim retirements. The increase in depreciation and amortization expense was also due in part to the 2015 completion of the amortization of a deferred liability associated with the Hawk Road acquisition as well as an increase in depreciation associated with certain asset retirement obligations.

Financial Condition

Balance Sheet Analysis as of September 30, 2016

Assets

Cash used for property additions for the nine-month period ended September 30, 2016 totaled $421.4 million. Of this amount, approximately $246.6 million was associated with construction expenditures for Vogtle Units No. 3 and No. 4, $46.2 million for nuclear fuel purchases and the remaining expenditures were for normal additions and replacements to our existing generation facilities.

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

Receivables increased $43.3 million for the nine-month period ended September 30, 2016 primarily as a result of amounts billed or billable to the members due to higher energy costs during the period, which were a result of increased generation.

Inventories decreased $45.7 million for the nine-month period ended September 30, 2016 primarily due to a decline in inventory purchases at our coal-fired plants.

Equity and Liabilities

Long-term debt increased $594.3 million due to the issuance of 2016A First Mortgage Bonds, Department of Energy loan guarantee advances and Rural Utilities Service-guaranteed loan advances during the nine-month period ended September 30, 2016 for the purpose of providing long-term financing for the Vogtle construction project and other general and environmental expenditures. For additional information on these borrowings, see Note K of Notes to Unaudited Consolidated Financial Statements.

Long-term debt and capital leases due within one year decreased $37.3 million due to the reclassification of certain variable rate demand bond debt to long-term debt as a result of the extension of the underlying credit facility that supports the bonds. For additional information regarding the credit facility, see Note K of Notes to Unaudited Consolidated Financial Statements.

Short-term borrowings, which provide interim financing for Vogtle Units No. 3 and No. 4 construction costs, decreased $105.2 million during the nine-month period ended September 30, 2016. Total borrowings and repayments during the period were $324.5 million and $429.7 million, respectively. The repayments were refinanced with long-term debt through a portion of the first mortgage bonds issued in April 2016 and under the Department of Energy guaranteed-loan. See Note K of Notes to Unaudited Consolidated Financial Statements for information regarding the debt issuances.

Accounts payable decreased $87.8 million for the nine-month period ended September 30, 2016 primarily as a result of a $93.1 million decrease in the payable to Georgia Power Company for operation and maintenance costs for our co-owned plants and capital costs associated with Vogtle Units No. 3 and No. 4. Also contributing to the decrease was $9.2 million in credits applied to our members' bills in the first quarter of 2016, for a board approved reduction in 2015 revenue requirements as a result of margin collections in excess of our 2015 target. Offsetting the decrease was an increase in payables related to natural gas purchases.

Asset retirement obligations increased $96.0 million during the nine-month period ended September 30, 2016 primarily due to changes in cash flow estimates associated with future coal ash pond related decommissioning costs and partially due to increases in the current year's accreted value of all of our asset retirement obligations. See Note L of Notes to Unaudited Consolidated Financial Statements for information regarding the impact of the final CCR rule on asset retirement obligations.

Capital Requirements and Liquidity and Sources of Capital

Vogtle Units No. 3 and No. 4.

For additional information on Vogtle Units No. 3 and No. 4, see "Item 1—BUSINESS—OUR POWER SUPPLY RESOURCES—Future Power Resources—Vogtle Units No. 3 and No. 4" in our 2015 Form 10-K and "Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Capital Requirements and Liquidity and Sources of Capital—Vogtle Units No. 3 and No. 4" in our June 30, 2016 Form 10-Q.

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

Our project budget, which includes capital costs, allowance for funds used during construction and a contingency amount, is $5.0 billion. As of September 30, 2016, our total investment in the additional Vogtle units was $3.2 billion. For information regarding the financing of Vogtle Units No. 3 and No. 4, see "Item 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—Financial Condition—Financing Activities—Department of Energy-Guaranteed Loan" and "—Capital Requirements—Capital Expenditures" and Note 7(a) of Notes to Consolidated Financial Statements in our 2015 Form 10-K.

Although the Contractor's performance has improved, certain near-term milestones have recently been missed, particularly in regard to Unit No. 3. Due to the Contractor's inability to meet these milestones, the risk of Unit No. 3 not being operational by the current estimated in-service date of June 2019 has increased and a several month delay is likely. The Contractor's progress on Unit No. 4 indicates that the current estimated in-service date of June 2020 for Unit No. 4 remains achievable, but risks remain. We expect the Contractor to employ mitigation efforts to maintain the current project schedule, if possible, and believe the Contractor is responsible for any related costs for not achieving the schedule and performance guarantees in the EPC Agreement. Although many factors could ultimately impact our project budget, we anticipate that our current budget contains an adequate contingency to cover up to a one-year delay in the estimated in-service date for Unit No. 3 and a several month delay in the estimated in-service date for Unit No. 4, if necessary.

As construction continues, the risk remains that continued challenges with the Contractor's performance, including labor productivity, fabrication, delivery, assembly and installation of plant systems, structures and components, or other issues could further impact the project schedule and cost. Further, various design and other licensing-based compliance matters, including the timely resolution of inspections, tests, analyses and acceptance criteria by the Nuclear Regulatory Commission may arise as construction proceeds, which may result in additional license amendments or require other resolution. If any license amendment requests or other licensing-based compliance issues are not resolved in a timely manner, there may be further delays in the project schedule that could result in increased costs to the Co-owners, the Contractor, or both. As discussed under "Item 1—BUSINESS—OUR POWER SUPPLY RESOURCES—Future Power Resources—Vogtle Units No. 3 and No. 4" and "Item 1A—RISK FACTORS" in our 2015 Form 10-K, other issues could arise and may further impact the project schedule and cost. The ultimate outcome of these matters cannot be determined at this time.

Environmental Regulations

Existing federal and state laws and regulations regarding environmental matters continue to affect operations at our facilities. Following are some substantial developments relating to environmental regulations and litigation that have occurred since the filing of our June 30, 2016 Form 10-Q that may impact the operation of our facilities.

In 2015, the U.S. Environmental Protection Agency (EPA) published in the Federal Register its final Clean Power Plan, which establishes guidelines for the states to follow when developing any final New Source Performance Standards (NSPS) for existing fossil fuel-fired electric generating units. Subsequently, these final rules were challenged in the U.S. Court of Appeals for the District of Columbia Circuit. On February 9, 2016, the U.S. Supreme Court granted numerous applications to stay the Clean Power Plan, pending resolution of these cases before the D.C. Circuit. The stay would continue if the case proceeds for resolution to the U.S. Supreme Court. On Sept. 27, 2016, the consolidated cases challenging the issuance of the Clean Power Plan were argued before the full D.C. Circuit. We are now awaiting a decision from this Court, which may not be issued until sometime in 2017. Regardless of the outcome of that decision, the case will then likely be appealed to the U.S. Supreme Court. We cannot determine the outcome of: (i) these EPA rules; (ii) any rules the State of Georgia may issue in response to the Clean Power Plan; or (iii) any litigation challenging EPA's or Georgia's rules. Nor can we predict how any of these outcomes may affect our operations. We anticipate that some of the policy approaches set forth in the Clean Power Plan could have significant negative consequences for the economy and electric system in Georgia and the nation, if the guidelines are implemented as finalized by EPA.

On September 7, 2016, EPA issued its final Cross State Air Pollution Rule (CSAPR) Update for the 2008 ozone national ambient air quality standards (NAAQS). In the final rule, EPA issued Federal Implementation Plans (FIPs) for 22 eastern states (not including Georgia), which generally provide updated CSAPR NOx ozone season emissions budgets for the electric generating units within such states, beginning with the 2017 ozone season, May 1, 2017-September 30, 2017. In the rule, EPA determined that emissions from Georgia (and 13 other states) do not significantly contribute to nonattainment or interfere with maintenance of the 2008 ozone NAAQS in downwind states, so that further emission reductions from sources in these states to meet the 2008 ozone NAAQS are not required. Georgia is now the only state determined not to contribute to nonattainment with maintenance of the 2008 ozone NAAQS but which still has an ongoing requirement with respect to the 1997 ozone NAAQS, which will continue unchanged. Ultimately, the final CSAPR update proposes two trading programs for NOx ozone season: (i) a Group 1 program, to which only Georgia belongs, and (ii) a Group 2 program that contains the 22 states mentioned previously. EPA will issue distinct allowances for both trading groups. The rule allows Georgia to maintain its allowances but precludes out-of-state trading, unless existing allowances are first devalued by a factor of 3.5. The rule provides an option for Georgia to voluntarily opt into the Group 2 trading program by voluntarily adopting an updated rule emission budget. We continue to evaluate these trading programs and cannot predict the ultimate outcome of this rulemaking or any ensuing litigation that may occur.

On April 17, 2015, the final coal combustion residuals (CCR) rule was published by EPA. The rule classified CCR as non-hazardous and outlined the requirements for disposing and storing ash from electric utilities. The method of enforcement of the federal rule is through citizen suits. Each state may adopt the federal rules into its own program and may add to the federal requirements. The State of Georgia Environmental Protection Division (EPD) developed a proposed CCR rule that was approved by the Department of Natural Resources Board on October 26, 2016. The EPD rule adopts the federal rule by reference and develops a permitting process for all CCR disposal facilities. The Georgia rule also includes "inactive" facilities that are exempt in the federal rule. As a result of the rule, EPD permits will be required for the CCR disposal facilities and the co-owned plants Scherer and Wansley. Through the permitting process, the public will be allowed to comment and final permits issued by EPD can be appealed and eventually litigated. The rule is expected to be effective in late 2016 and is not expected to have a material impact on compliance with the CCR regulations.

For further discussion regarding potential effects on our business from environmental regulations, including potential capital requirements, see "Item 1—BUSINESS—REGULATION—Environmental," "Item 1A—RISK FACTORS" and "Item 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—Capital Requirements—Capital Expenditures" in our 2015 Form 10-K.

Liquidity

At September 30, 2016, we had $1.6 billion of unrestricted available liquidity to meet our short-term cash needs and liquidity requirements. This amount included $363 million in cash and cash equivalents and $1.2 billion of unused and available committed credit arrangements.

At September 30, 2016, we had $1.61 billion of committed credit arrangements in place, the details of which are reflected in the table below:

Committed Credit Facilities

	Authorized Amount		Available September 30, 2016		Expiration Date

	(dollars in millions)
Unsecured Facilities:
Syndicated Line of Credit led by CFC	$1,210	(1)	$918	(2)	March 2020
CFC Line of Credit(3)	110		110		December 2018
JPMorgan Chase Line of Credit	150		34	(4)	October 2018
Secured Facilities:
CFC Term Loan(3)	250		250		December 2018

(1)
The amount of this facility that can be used to support commercial paper is limited to $1.0 billion.

(2)
Of the portion of this facility that was unavailable at September 30, 2016, $156 million was dedicated to support outstanding commercial paper and $136 million was related to letters of credit issued to support variable rate demand bonds.

(3)
Any amounts drawn under the $110 million unsecured line of credit with CFC will reduce the amount that can be drawn under the $250 million secured term loan. Any amounts borrowed under the $250 million term loan would be secured under our first mortgage indenture, with a maturity no later than December 31, 2043.

(4)
Of the portion of this facility that was unavailable at September 30, 2016, $114 million related to letters of credit issued to support variable rate demand bonds and $2 million related to letters of credit issued to post collateral to third parties.

In October, we renewed for another two years our $150 million line of credit with JPMorgan Chase Bank that was set to expire in November 2016.

Currently, we are primarily using our commercial paper program to provide interim funding for payments related to the construction of Vogtle Units No. 3 and No. 4 prior to receiving advances of long-term funding under the Department of Energy-guaranteed Federal Financing Bank loan, which can be requested no more frequently than quarterly. Between our credit arrangements and projected cash on hand, we believe we have sufficient liquidity to cover our normal operations and to provide interim financing for the Vogtle units under construction.

Under our commercial paper program, we are authorized to issue commercial paper in amounts that do not exceed the amount of our committed backup lines of credit, thereby providing 100% dedicated support for any commercial paper outstanding. Our commercial paper program is currently sized at $1.0 billion.

Under our unsecured committed lines of credit, we have the ability to issue letters of credit totaling $760 million in the aggregate, of which $509 million remained available at September 30, 2016. However, amounts related to issued letters of credit reduce the amount that would otherwise be available to draw for working capital needs. Also, due to the requirement to have 100% dedicated backup for any commercial paper outstanding, any amounts drawn under our committed credit facilities for working capital or related to issued letters of credit will reduce the amount of commercial paper that we can issue. The majority of our outstanding letters of credit are for the purpose of providing credit enhancement on variable rate demand bonds.

Two of our credit facilities contain a financial covenant that requires us to maintain minimum levels of patronage capital. At September 30, 2016, the required minimum level was $675 million and our actual patronage capital was $872 million. These agreements contain an additional covenant that limits our secured indebtedness and unsecured indebtedness, both as defined in the credit agreements, to $12.0 billion and $4.0 billion, respectively. At September 30, 2016, we had $8.1 billion of secured indebtedness and $156 million of unsecured indebtedness outstanding.

At September 30, 2016, we had $451 million on deposit in the Rural Utilities Service Cushion of Credit Account, all of which is classified as a restricted investment. See "—Balance Sheet Analysis as of September 30, 2016—Assets" for more information regarding this account.

Financing Activities

First Mortgage Indenture.    At September 30, 2016, we had $8.1 billion of long-term debt outstanding under our first mortgage indenture secured equally and ratably by a lien on substantially all of our owned tangible and certain of our intangible property, including property we acquire in the future. See "Item 1—BUSINESS—OGLETHORPE POWER CORPORATION—First Mortgage Indenture" in our 2015 Form 10-K for further discussion of our first mortgage indenture.

Rural Utilities Service-Guaranteed Loans.    At September 30, 2016, we had two approved Rural Utilities Service-guaranteed loans being funded through the Federal Financing Bank that are in various stages of being drawn down. These two loans totaled $678 million with $506 million remaining to be advanced. When advanced, the debt will be secured under our first mortgage indenture. As of September 30, 2016, we had $2.6 billion of debt outstanding under various Rural Utilities Service-guaranteed loans.

Department of Energy-Guaranteed Loan.    In February 2014, we closed on a loan with the Department of Energy that will fund up to $3.057 billion of eligible project costs related to the cost to construct our 30% undivided share of Vogtle Units No. 3 and No. 4. This loan is being funded by the Federal Financing Bank and is backed by a federal loan guarantee provided by the Department of Energy.

As of September 30, 2016, our total investment in Vogtle Units No. 3 and No. 4 was $3.2 billion and we have incurred $2.9 billion of debt to provide long-term financing for this investment. This long-term debt includes $1.4 billion of taxable first mortgage bonds and $1.5 billion, including capitalized interest, under the Department of Energy loan facility. The facility may be used until no later than December 2020 to provide long-term funding for eligible project costs after they are incurred. As of September 30, 2016, we have the capacity to fund an additional $555 million under the facility based on the amount of eligible project costs we have incurred to date. We anticipate making draws on at least a semi-annual basis to meet our funding requirements as construction progresses. When advanced, the debt will be secured under our first mortgage indenture. For additional information regarding this loan, see Note K of Notes to Unaudited Consolidated Financial Statements.

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

Item 4.    Controls and Procedures

As of September 30, 2016, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

There have been no changes in internal control over financial reporting or other factors that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

Other than as disclosed in "Part II—Item 1. Legal Proceedings" in our Form 10-Q for the quarterly period ended June 30, 2016 and Form 10-Q for the quarterly period ended March 31, 2016, there have been no material changes to the legal proceedings disclosed in "Item 3—LEGAL PROCEEDINGS" in our 2015 Form 10-K.

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

Oglethorpe Power Corporation (An Electric Membership Corporation)
Date: November 10, 2016	By:	/s/ Michael L. Smith
Michael L. Smith President and Chief Executive Officer
Date: November 10, 2016		/s/ Elizabeth B. Higgins
Elizabeth B. Higgins Executive Vice President and Chief Financial Officer (Principal Financial Officer)