Form 10-Q
period 2017-03-31
OGLETHORPE POWER CORP
filed 2017-05-11
CIK 788816

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):
 Large Accelerated Filer ☐    Accelerated Filer ☐    Non-Accelerated Filer ☒    (Do not check if a smaller reporting company)    Smaller Reporting Company ☐    Emerging Growth Company ☐

        If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The registrant is a membership corporation and has no authorized or outstanding equity securities.

(This page has been left blank intentionally)

OGLETHORPE POWER CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2017

		Page No.
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Unaudited Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016	1
	Unaudited Consolidated Statements of Revenues and Expenses For the Three Months ended March 31, 2017 and 2016	3
	Unaudited Consolidated Statements of Comprehensive Margin For the Three Months ended March 31, 2017 and 2016	4
	Unaudited Consolidated Statements of Patronage Capital and Membership Fees and Accumulated Other Comprehensive (Deficit) Margin For the Three Months ended March 31, 2017 and 2016	5
	Unaudited Consolidated Statements of Cash Flows For the Three Months ended March 31, 2017 and 2016	6
	Notes to Unaudited Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	32
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3.	Defaults Upon Senior Securities	35
Item 4.	Mine Safety Disclosures	35
Item 5.	Other Information	35
Item 6.	Exhibits	35
SIGNATURES		37

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

Although we believe that in making these forward-looking statements our expectations are based on reasonable assumptions, any forward-looking statement involves uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. Some of the risks, uncertainties and assumptions that may cause actual results to differ from these forward-looking statements are described under "Item 1A—RISK FACTORS" and in other sections of our annual report on Form 10-K for the fiscal year ended December 31, 2016 and in this quarterly report on Form 10-Q. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this quarterly report may not occur.

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

  •
  the results of Westinghouse Electric Company LLC and WECTEC Global Project Services Inc.'s bankruptcy filing and any inability or failure by Toshiba Corporation to perform its obligations pursuant to its guarantee of certain of Westinghouse's obligations related to the development and construction of the additional units at Plant Vogtle;

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

  •
  the occurrence of certain events that give the Department of Energy the option to require that we repay all amounts outstanding under the loan guarantee agreement with the Department of Energy over a five year period and the Department of Energy's decision to require such repayment;

  •
  the impact of regulatory or legislative responses to climate change initiatives or efforts to reduce greenhouse gas emissions, including carbon dioxide;

  •
  costs associated with achieving and maintaining compliance with applicable environmental laws and regulations, including those related to air emissions, water and coal combustion byproducts;

ii

  •
  legislative and regulatory compliance standards and our ability to comply with any applicable standards, including mandatory reliability standards, and potential penalties for non-compliance;

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Oglethorpe Power Corporation Consolidated Balance Sheets (Unaudited) March 31, 2017 and December 31, 2016

	(dollars in thousands)
	2017	2016
Assets
Electric plant:
In service	$8,805,272	$8,786,839
Less: Accumulated provision for depreciation	(4,164,233)	(4,115,339)

	4,641,039	4,671,500
Nuclear fuel, at amortized cost	377,593	377,653
Construction work in progress	3,401,701	3,228,214

Total electric plant	8,420,333	8,277,367

Investments and funds:
Nuclear decommissioning trust fund	400,022	386,029
Investment in associated companies	73,503	72,783
Long-term investments	106,444	99,874
Restricted investments	184,132	221,122
Other	21,045	20,730

Total investments and funds	785,146	800,538

Current assets:
Cash and cash equivalents	278,551	366,290
Restricted short-term investments	247,009	247,006
Receivables	149,359	155,042
Inventories, at average cost	271,859	259,831
Prepayments and other current assets	24,181	32,919

Total current assets	970,959	1,061,088

Deferred charges:
Regulatory assets	564,314	545,387
Other	15,476	16,733

Total deferred charges	579,790	562,120

Total assets	$10,756,228	$10,701,113

The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Balance Sheets (Unaudited) March 31, 2017 and December 31, 2016

	(dollars in thousands)
	2017	2016
Equity and Liabilities
Capitalization:
Patronage capital and membership fees	$881,264	$859,810
Accumulated other comprehensive margin	(409)	(370)

	880,855	859,440
Long-term debt	7,876,337	7,892,836
Obligation under capital lease	92,096	92,096
Other	19,081	18,765

Total capitalization	8,868,369	8,863,137

Current liabilities:
Long-term debt and capital lease due within one year	153,305	316,861
Short-term borrowings	328,890	102,168
Accounts payable	93,300	73,801
Accrued interest	58,342	93,634
Member power bill prepayments, current	173,705	176,988
Other current liabilities	42,713	59,979

Total current liabilities	850,255	823,431

Deferred credits and other liabilities:
Asset retirement obligations	706,913	698,051
Member power bill prepayments, non-current	53,115	48,115
Contract retainage	40,374	40,008
Regulatory liabilities	205,603	197,748
Other	31,599	30,623

Total deferred credits and other liabilities	1,037,604	1,014,545

Total equity and liabilities	$10,756,228	$10,701,113

The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Revenues and Expenses (Unaudited) For the Three Months Ended March 31, 2017 and 2016

	(dollars in thousands)
	Three Months
	2017	2016
Operating revenues:
Sales to Members	$354,144	$348,097
Sales to non-Members	26	64

Total operating revenues	354,170	348,161

Operating expenses:
Fuel	103,915	98,952
Production	101,088	103,471
Depreciation and amortization	55,863	53,486
Purchased power	14,976	13,143
Accretion	8,998	8,016

Total operating expenses	284,840	277,068

Operating margin	69,330	71,093

Other income:
Investment income	14,819	12,323
Other	640	2,301

Total other income	15,459	14,624

Interest charges:
Interest expense	93,285	88,517
Allowance for debt funds used during construction	(33,087)	(26,380)
Amortization of debt discount and expense	3,137	2,982

Net interest charges	63,335	65,119

Net margin	$21,454	$20,598

The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Comprehensive Margin (Unaudited) For the Three Months Ended March 31, 2017 and 2016

	(dollars in thousands)
	Three Months
	2017	2016
Net margin	$21,454	$20,598

Other comprehensive margin:
Unrealized (loss) gain on available-for-sale securities	(39)	284

Total comprehensive margin	$21,415	$20,882

The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation
Consolidated Statements of Patronage Capital and Membership Fees
and Accumulated Other Comprehensive (Deficit) Margin (Unaudited)
For the Three Months Ended March 31, 2017 and 2016

	(dollars in thousands)
	Patronage Capital and Membership Fees	Accumulated Other Comprehensive (Deficit) Margin	Total
Balance at December 31, 2015	$809,465	$58	$809,523

Components of comprehensive margin:
Net margin	20,598	—	20,598
Unrealized gain on available-for-sale securities	—	284	284

Balance at March 31, 2016	$830,063	$342	$830,405

Balance at December 31, 2016	$859,810	$(370)	$859,440

Components of comprehensive margin:
Net margin	21,454	—	21,454
Unrealized loss on available-for-sale securities	—	(39)	(39)

Balance at March 31, 2017	$881,264	$(409)	$880,855

The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Cash Flows (Unaudited) For the Three Months Ended March 31, 2017 and 2016

	(dollars in thousands)
	2017	2016
Cash flows from operating activities:
Net margin	$21,454	$20,598

Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization, including nuclear fuel	92,049	87,413
Accretion cost	8,998	8,016
Amortization of deferred gains	(447)	(447)
Allowance for equity funds used during construction	(193)	(177)
Deferred outage costs	(19,385)	(24,869)
(Gain) loss on sale of investments	(16,045)	849
Regulatory deferral of costs associated with nuclear decommissioning	10,602	(5,814)
Other	(3,138)	(1,685)
Change in operating assets and liabilities:
Receivables	6,241	4,044
Inventories	(12,028)	5,253
Prepayments and other current assets	3,822	273
Accounts payable	(18,028)	(39,787)
Accrued interest	(35,292)	(5,528)
Accrued taxes	(12,909)	(13,160)
Other current liabilities	(7,059)	(9,777)
Member power bill prepayments	1,717	(6,779)

Total adjustments	(1,095)	(2,175)

Net cash provided by operating activities	20,359	18,423

Cash flows from investing activities:
Property additions	(171,806)	(259,447)
Activity in nuclear decommissioning trust fund—Purchases	(165,213)	(129,886)
—Proceeds	163,635	128,179
Decrease (increase) in restricted cash and investments	36,990	(9,419)
(Increase) decrease in restricted short-term investments	(3)	2,663
Activity in other long-term investments—Purchases	(18,190)	(14,267)
—Proceeds	14,093	11,639
Other	(1,658)	3,147

Net cash used in investing activities	(142,152)	(267,391)

Cash flows from financing activities:
Long-term debt proceeds	4,517	7,998
Long-term debt payments	(201,398)	(36,677)
Increase in short-term borrowings, net	226,722	171,280
Other	4,213	4,422

Net cash provided by financing activities	34,054	147,023

Net decrease in cash and cash equivalents	(87,739)	(101,945)
Cash and cash equivalents at beginning of period	366,290	213,038

Cash and cash equivalents at end of period	$278,551	$111,093

Supplemental cash flow information:
Cash paid for—
Interest (net of amounts capitalized)	$94,754	$66,950
Supplemental disclosure of non-cash investing and financing activities:
Change in asset retirement obligations	$—	$(10,425)
Change in accrued property additions	$40,259	$(79,336)
Interest paid-in-kind	$13,909	$10,606

The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation
Notes to Unaudited Consolidated Financial Statements

(A)
General.    The consolidated financial statements included in this report have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in this report reflects all adjustments (which include only normal recurring adjustments) and estimates necessary to fairly state, in all material respects, the results for the three-month periods ended March 31, 2017 and 2016. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.

  These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the SEC. The results of operations for the three-month period ended March 31, 2017 are not necessarily indicative of results to be expected for the full year. As noted in our 2016 Form 10-K, our revenues consist primarily of sales to our 38 electric distribution cooperative members and, thus, the receivables on the consolidated balance sheets are principally from our members. (See "Notes to Consolidated Financial Statements" in our 2016 Form 10-K.)

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

  The tables below detail assets and liabilities measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016.

	Fair Value Measurements at Reporting Date Using
	March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$128,483	$128,483	$—	$—
International equity trust	70,815	—	70,815	—
Corporate bonds	67,336	—	67,336	—
US Treasury and government agency securities	68,026	68,026	—	—
Agency mortgage and asset backed securities	18,157	—	18,157	—
Mutual funds	44,172	44,172	—	—
Municipal bonds	313	—	313	—
Other	2,720	2,720	—	—
Long-term investments:
International equity trust	16,895	—	16,895	—
Corporate bonds	14,145	—	14,145	—
US Treasury and government agency securities	11,849	11,849	—	—
Agency mortgage and asset backed securities	1,386	—	1,386	—
Mutual funds	62,169	62,169	—	—
Natural gas swaps	(4,968)	—	(4,968)	—

	Fair Value Measurements at Reporting Date Using
	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$170,408	$170,408	$—	$—
International equity trust	66,861	—	66,861	—
Corporate bonds	60,019	—	60,019	—
US Treasury and government agency securities	65,725	65,725	—	—
Agency mortgage and asset backed securities	17,410	—	17,410	—
Municipal bonds	943	—	943
Other	4,663	4,663	—	—
Long-term investments:
Corporate bonds	11,853	—	11,853	—
US Treasury and government agency securities	12,187	12,187	—	—
Agency mortgage and asset backed securities	1,651	—	1,651	—
International equity trust	15,946	—	15,946	—
Mutual funds	57,932	57,932	—	—
Other	305	305	—	—
Natural gas swaps	(15,090)	—	(15,090)	—

  The estimated fair values of our long-term debt, including current maturities at March 31, 2017 and December 31, 2016 were as follows (in thousands):

	2017		2016

	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$8,123,581	$8,858,128	$8,304,523	$9,043,029

  The estimated fair value of long-term debt is classified as Level 2 and is estimated based on observed or quoted market prices for the same or similar issues or on current rates offered to us for debt of similar maturities. The primary sources of our long-term debt consist of first mortgage bonds, pollution control revenue bonds and long-term debt issued by the Federal Financing Bank that is guaranteed by the Rural Utilities Service or the U.S. Department of Energy. We also have small amounts of long-term debt provided by National Rural Utilities Cooperative Finance Corporation (CFC) and by CoBank, ACB. The valuations for the first mortgage bonds and the pollution control revenue bonds were obtained from a third party data reporting service, and are based on secondary market trading of our debt. Valuations for debt issued by the Federal Financing Bank are based on U.S. Treasury rates as of March 31, 2017 plus an applicable spread, which reflects our borrowing rate for new loans of this type from the Federal Financing Bank. The rates on the CFC debt are fixed and the valuation is based on rate quotes provided by CFC. We use an interest rate quote sheet provided by CoBank for valuation of the CoBank debt, which reflects current rates for similar loans.

  For cash and cash equivalents, and receivables, the carrying amount approximates fair value because of the short-term maturity of those instruments. Restricted investments consist of funds on deposit with the Rural Utilities Service in the Cushion of Credit Account. The carrying amount approximates fair value because of the liquid nature of the deposits with the U.S. Treasury.

(C)
Derivative Instruments.    Our risk management and compliance committee provides general oversight over all risk management and compliance activities, including but not limited to, commodity trading, investment portfolio management and interest rate risk management. We use commodity trading derivatives to manage our exposure to fluctuations in the market price of natural gas. We do not apply hedge accounting for any of these derivatives, but apply regulatory accounting. Consistent with our rate-making, unrealized gains or losses on our natural gas swaps are reflected as regulatory assets or liabilities, as appropriate.

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

  It is possible that volatility in commodity prices could cause us to have credit risk exposures with one or more counterparties. If such counterparties fail to perform their obligations, we could suffer a financial loss. However, as of March 31, 2017 all of the counterparties with transaction amounts outstanding under our hedging programs are rated investment grade by the major rating agencies or have provided a guaranty from one of their affiliates that is rated investment grade.

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

  At March 31, 2017 and December 31, 2016, the estimated fair value of our natural gas contracts was a net asset of approximately $4,968,000 and $15,090,000, respectively.

  As of March 31, 2017 and December 31, 2016, neither we nor any counterparties were required to post credit support or collateral under the natural gas swap agreements. If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2017 due to our credit rating being downgraded below investment grade, we would have been required to post collateral or letters of credit of $1,837,000 with our counterparties.

  The following table reflects the volume activity of our natural gas derivatives as of March 31, 2017 that is expected to settle or mature each year:

Year	Natural Gas Swaps (MMBTUs) (in millions)

2017	20.38
2018	20.91
2019	14.31
2020	10.99
2021	4.69
2022	.02

Total	71.30

  Interest rate options.     In fourth quarter of 2011, we purchased seventeen LIBOR swaptions at a cost of $100,000,000 with a total notional amount of approximately $2,200,000,000 to hedge the interest rates on a portion of the debt that we are incurring to finance the two additional nuclear units at Plant Vogtle. The last of these options, having a notional value of $80,169,000, expired without value at March 31, 2017.

  We are deferring the premiums paid to purchase these LIBOR swaptions, related carrying and other incidental costs in accordance with our rate-making treatment. The deferral will continue and costs will be amortized and collected in rates over the life of the associated debt that we hedged with the swaptions.

	Balance Sheet Location	Fair Value

		2017	2016
		(dollars in thousands)
Not designated as hedge:
Assets:
Natural gas swaps	Other current assets	$8,917	$13,833
Natural gas swaps	Other deferred charges	$144	$3,289
Liabilities:
Natural gas swaps	Other current liabilities	$271	$54
Natural gas swaps	Other deferred credits	$3,822	$1,977

  The following table presents the gross realized gains and (losses) on derivative instruments recognized in margin for the three months ended March 31, 2017 and 2016.

	Statement of Revenues and Expenses	Three months ended March 31,
	Location	2017	2016

		(dollars in thousands)
Not Designated as hedges:
Natural Gas Swaps	Fuel	$840	$11
Natural Gas Swaps	Fuel	(744)	(4,228)

		$96	$(4,217)

  The following table presents the unrealized gains and (losses) on derivative instruments deferred on the balance sheet at March 31, 2017 and December 31, 2016.

	Balance Sheet Location	2017	2016

		(dollars in thousands)
Not designated as hedges:
Natural gas swaps	Regulatory asset	$(1,837)	$(62)
Natural gas swaps	Regulatory liability	6,805	15,152
Interest rate options	Regulatory asset	—	(5,788)

Total not designated as hedges		$4,968	$9,302

  The following table presents the gross amounts of derivatives and their related offset amounts as permitted by their respective master netting agreements. There were no obligations to return cash collateral as of March 31, 2017 or December 31, 2016.

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts offset on the Balance Sheet	Net Amounts of Assets Presented on the Balance Sheet

	(dollars in thousands)
March 31, 2017
Natural gas swaps	$4,968	$—	$4,968
December 31, 2016
Natural gas swaps	$15,090	$—	$15,090
Interest rate options	$5,788	$(5,788)	$—

(D)
Investments in Debt and Equity Securities.    Investment securities we hold are classified as available-for-sale. Available-for-sale securities are carried at market value with unrealized gains and losses, net of any tax effect, added to or deducted from other comprehensive margin, except that, in accordance with our rate-making treatment, unrealized gains and losses from investment securities held in the nuclear decommissioning funds are directly added to or deducted from the regulatory asset for asset retirement obligations. Realized gains and losses on the nuclear decommissioning funds are also recorded to the regulatory asset. All realized and unrealized gains and losses are determined using the specific identification method. As of March 31, 2017 approximately 66% of these gross unrealized losses had been unrealized for a duration of less than one year.

  The following tables summarize available-for-sale securities as of March 31, 2017 and December 31, 2016.

	Gross Unrealized

	(dollars in thousands)
March 31, 2017	Cost	Gains	Losses	Fair Value

Equity	$248,135	$47,893	$(3,936)	$292,092
Debt	213,015	1,456	(2,815)	211,656
Other	2,718	—	—	2,718

Total	$463,868	$49,349	$(6,751)	$506,466

	Gross Unrealized

	(dollars in thousands)
December 31, 2016	Cost	Gains	Losses	Fair Value

Equity	$237,317	$51,054	$(5,041)	$283,330
Debt	201,492	1,167	(3,423)	199,236
Other	3,339	—	(2)	3,337

Total	$442,148	$52,221	$(8,466)	$485,903

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

  In January 2016, the FASB issued "Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The new standard is effective for us for annual reporting periods beginning after December 15, 2017, and interim periods therein. Certain provisions within this update can be adopted early. Certain provisions within this update should be applied by means of a cumulative effect adjustment to the balance sheet of the fiscal year of adoption and certain provisions should be applied prospectively. We are currently evaluating the future impact of this standard on our consolidated financial statements.

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

(F)
Accumulated Comprehensive Margin.    The table below provides detail of the beginning and ending balance for each classification of other comprehensive margin along with the amount of any reclassification adjustments included in margin for each of the periods presented in the unaudited Consolidated Statements of Patronage Capital and Membership Fees and Accumulated Other Comprehensive (Deficit) Margin. There were no material changes in the nature, timing or amounts of expected (gain) loss reclassified to net margin from the amounts disclosed in our 2016 Form 10-K. Amounts reclassified to net margin in the table below are reflected in "Other income" on our unaudited Consolidated Statements of Revenues and Expenses.

  Our effective tax rate is zero; therefore, all amounts below are presented net of tax.

Accumulated Other Comprehensive (Deficit) Margin
Three Months Ended March 31, 2016

(dollars in thousands)
Available-for-sale Securities

Balance at December 31, 2015	$58
Unrealized gain	294
(Gain) reclassified to net margin	(10)

Balance at March 31, 2016	$342

Three Months Ended March 31, 2017

(dollars in thousands)
Available-for-sale Securities

Balance at December 31, 2016	$(370)
Unrealized loss	(76)
Loss reclassified to net margin	37

Balance at March 31, 2017	$(409)

(G)
Contingencies and Regulatory Matters.

  We do not anticipate that the liabilities, if any, for any current proceedings against us will have a material effect on our financial condition or results of operations. However, at this time, the ultimate outcome of any pending or potential litigation cannot be determined.

  a.    Patronage Capital Litigation

  There have been no material changes to this litigation from the disclosure included in Note 12 "Contingencies and Regulatory Matters" of Notes to Consolidated Financial Statements in our 2016 Form 10-K.

  b.    Environmental Matters

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

  In general, these and other types of environmental requirements have become increasingly stringent. Such requirements may substantially increase the cost of electric service, by requiring modifications in the design or operation of existing facilities or the purchase of emission allowances. Failure to comply with these requirements could result in civil and criminal penalties and could include the complete shutdown of individual generating units not in compliance. Certain of our debt instruments require us to comply in all material respects with laws, rules, regulations and orders imposed by applicable governmental authorities, which include current and future environmental laws or regulations. Should we fail to be in compliance with these requirements, it would constitute a default under those debt instruments. We believe that we are in compliance with those environmental regulations currently applicable to our business and operations. Although it is our intent to comply with current and future regulations, we cannot provide assurance that we will always be in compliance.

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

(H)
Restricted Investments.    Restricted investments consist of funds on deposit with the Rural Utilities Service in the Cushion of Credit Account. The restricted investments can only be utilized for future Rural Utilities Service-guaranteed Federal Financing Bank debt service payments; deposits can also be used for debt service payments on direct loans made by the Rural Utilities Service but we no longer have such direct loans. The funds on deposit earn interest at a rate of 5% per annum. At March 31, 2017 and December 31, 2016, we had restricted cash and investments totaling $431,193,000 and $468,179,000, respectively, of which $184,132,000 and $221,122,000, respectively, were classified as long-term. The funds on deposit with the Rural Utilities Service in the Cushion of Credit Account are held by the U.S. Treasury, acting through the Federal Financing Bank.
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

  The following regulatory assets and liabilities are reflected on the unaudited consolidated balance sheets as of March 31, 2017 and December 31, 2016.

	2017	2016
	(dollars in thousands)

Regulatory Assets:
Premium and loss on reacquired debt(a)	$55,014	$55,084
Amortization on capital leases(b)	32,668	32,274
Outage costs(c)	48,611	39,986
Interest rate swap termination fees(d)	3,124	3,570
Asset retirement obligations—Ashpond and other(l)	42,357	33,747
Depreciation expense(e)	43,735	44,091
Deferred charges related to Vogtle Units No. 3 and No. 4 training costs(f)	44,797	43,444
Interest rate options cost(g)	108,562	107,394
Deferral of effects on net margin—Smith Energy Facility(h)	170,913	172,399
Other regulatory assets(m)	14,533	13,398

Total Regulatory Assets	$564,314	$545,387
Regulatory Liabilities:
Accumulated retirement costs for other obligations(i)	$11,769	$9,829
Deferral of effects on net margin—Hawk Road Energy Facility(h)	20,011	20,163
Major maintenance reserve(j)	31,737	28,379
Amortization on capital leases(b)	22,230	23,084
Deferred debt service adder(k)	88,496	86,082
Asset retirement obligations(l)	21,367	11,766
Other regulatory liabilities(m)	9,993	18,445

Total Regulatory Liabilities	$205,603	$197,748

Net Regulatory Assets	$358,711	$347,639

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

(g)
Deferral of costs associated with interest rate options purchased to hedge interest rates on certain borrowings related to Vogtle Units No.3 and No.4 construction that will be amortized over the life of the associated debt.

(h)
Effects on net margin for Smith and Hawk Road Energy Facilities are being amortized over the remaining life of each respective plant.

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

(m)
The amortization period for other regulatory assets range up to 33 years and the amortization period of other regulatory liabilities range up to 10 years.

(J)
Member Power Bill Prepayments.    We have a power bill prepayment program pursuant to which members can prepay their power bills from us at a discount based on our avoided cost of borrowing. The prepayments are credited against the participating members' power bills in the month(s) agreed upon in advance. The discounts are credited against the power bills and are recorded as a reduction to member revenues. The prepayments are being credited against members' power bills through January 2022, with the majority of the balance scheduled to be credited by the end of 2017.
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

  Under the Loan Guarantee Agreement, we are obligated to reimburse the Department of Energy in the event the Department of Energy is required to make any payments to the FFB under the guarantee. Our payment obligations to FFB under the FFB Notes and reimbursement obligations to the Department of Energy under its guarantee, but not our covenants to the Department of Energy under the Loan Guarantee Agreement, are secured equally and ratably with all of our other notes and obligations issued under our first mortgage indenture. The final maturity date for each advance is February 20, 2044. Interest is payable quarterly in arrears and principal payments will begin on February 20, 2020. Under both FFB Notes, the interest rates during the applicable interest rate periods will equal the current average yield on U.S. Treasuries of comparable maturity at the beginning of the interest rate period, plus a spread equal to 0.375%.

  At March 31, 2017, aggregate DOE-guaranteed borrowings totaled $1,692,350,000, including capitalized interest. Advances may be requested under the Facility on a quarterly basis through December 31, 2020. Future advances are subject to satisfaction of customary conditions, including certification of compliance with the requirements of the Title XVII Loan Guarantee Program, accuracy of project-related representations and warranties, delivery of updated project-related information, our continued ownership of our interest in Vogtle Units No. 3 and No. 4 free and clear of any liens except those permitted under the Loan Guarantee Agreement, evidence of compliance with the prevailing wage requirements of the Davis-Bacon Act, as amended, and certification from the Department of Energy's consulting engineer that proceeds of the advance are used to reimburse eligible project costs. The failure by the Contractor to perform its obligations under the EPC Agreement could affect our ability to satisfy the conditions required to receive future advances.

  Under the Loan Guarantee Agreement, we are subject to customary borrower affirmative and negative covenants and events of default. In addition, we are subject to project-related reporting requirements and other project-specific covenants and events of default.

  If certain events occur, the Department of Energy may, at its option, (i) elect to suspend or terminate the FFB's commitment to make further advances under the Facility, and may later revoke any such suspension or (ii) trigger a Loan Guarantee Agreement covenant under which we have agreed to repay the outstanding principal amount of all borrowings under the Facility over a period of five years, with level principal amortization. These events include (i) cessation of the construction of Vogtle Units No. 3 and No. 4 for twelve consecutive months, (ii) termination of the EPC Agreement under certain circumstances, (iii) loss of or failure to receive necessary regulatory approvals under certain circumstances, (iv) loss of access to intellectual property rights necessary to construct or operate Vogtle Units No. 3 and No. 4 under certain circumstances, (v) our failure to fund our share of operation and maintenance expenses for Vogtle Units No. 3 and No. 4 for twelve consecutive months, (vi) change of control of Oglethorpe and (vii) certain events of loss or condemnation. If we receive proceeds from an event of condemnation relating to Vogtle Units No. 3 and No. 4, such proceeds must be applied to immediately prepay outstanding borrowings under the Facility. We may also voluntarily prepay outstanding borrowings under the Facility. Under the FFB Credit Facility Documents, any prepayment will be subject to a make-whole premium or discount, as applicable.

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

  b)
  Rural Utilities Service Guaranteed Loans:

  For the three-month period ended March 31, 2017 we received advances on Rural Utilities Service-guaranteed Federal Financing Bank loans totaling $4,517,000 for general and environmental improvements at existing plants.

  These advances are secured under our first mortgage indenture.

  c)
  Pollution Control Revenue Bonds:

  In January 2017, we temporarily refinanced $122,600,000 of variable rate pollution control revenue bonds with original maturity dates ranging from 2020 through 2040, through the issuance of commercial paper. The bonds were classified as current debt at December 31, 2016.

(L)
Vogtle Units No. 3 and No. 4 Construction Project.    We, Georgia Power, the Municipal Electric Authority of Georgia, and the City of Dalton, Georgia, acting by and through its Board of Water, Light and Sinking Fund Commissioners, doing business as Dalton Utilities (collectively, the Co-owners) are parties to an Ownership Participation Agreement that, along with other agreements, governs our participation in two additional nuclear units at Plant Vogtle, Units No. 3 and No. 4. The Co-owners appointed Georgia Power to act as agent under this agreement. Our binding ownership interest and proportionate share of the cost to construct these units is 30%. Pursuant to this agreement, Georgia Power has designated Southern Nuclear Operating Company, Inc. as its agent for licensing, engineering, procurement, contract management, construction and pre-operation services. As of March 31, 2017, our current investment in the additional Vogtle units was $3,432,000,000.

  In 2008, Georgia Power, acting for itself and as agent for the Co-owners, entered into an Engineering, Procurement and Construction Agreement (the EPC Agreement) with Westinghouse Electric Company LLC and Stone & Webster, Inc. (collectively, the Contractor). Stone & Webster was subsequently acquired by Westinghouse and changed its name to WECTEC Global Project Services Inc. (WECTEC). Pursuant to the EPC Agreement, the Contractor agreed to design, engineer, procure, construct and test two 1,100 megawatt nuclear units using the Westinghouse AP1000 technology and related facilities at Plant Vogtle.

  Under the EPC Agreement, the Co-owners agreed to pay a purchase price that is subject to certain price escalations and adjustments, including fixed escalation amounts and certain index-based adjustments, as well as adjustments for change orders and performance bonuses. The EPC Agreement also provides for liquidated damages upon the Contractor's failure to fulfill the schedule and certain performance guarantees, each subject to an aggregate cap of 10% of the contract price, or approximately $920,000,000. In addition, the EPC Agreement provides for limited cost sharing by the Co-owners for increases to Contractor costs under certain conditions. The maximum amount of additional capital costs under this provision attributable to us is $75,000,000. Each Co-owner is severally, and not jointly, liable to the Contractor for its proportionate share, based on its ownership interest, of all amounts owed under the EPC Agreement. In the event of a credit rating downgrade below investment grade of any Co-owner, that Co-owner will be required to provide a letter of credit or other credit enhancement.

  Under the terms of the EPC Agreement, the Contractor does not have a right to terminate the EPC Agreement for convenience. The Contractor may terminate the EPC Agreement under certain circumstances, including certain Co-owner suspension or delays of work, action by a governmental authority to permanently stop work, certain breaches of the EPC Agreement by the Co-owners, Co-owner insolvency, and certain other events. In the event of an abandonment of work by the Contractor, the maximum liability of the Contractor under the EPC Agreement is increased to 40% of the contract price (approximately $1,100,000,000 based on our ownership interest). The EPC Agreement permits Georgia Power, acting for itself and as agent for the Co-owners, to terminate the EPC Agreement at any time for convenience; provided that the Co-owners will be required to pay certain termination costs. In addition, Georgia Power, acting for itself and as agent for the Co-owners, may terminate the EPC Agreement for certain Contractor breaches, including abandonment of work by the Contractor.

  Under the Toshiba Guarantee, Toshiba has guaranteed certain payment obligations of the Contractor, including any liability of the Contractor for abandonment of work. However, due to Toshiba's financial situation described below, substantial risk regarding the Co-owners' ability to fully collect under the Toshiba Guarantee exists. In January 2016, Westinghouse delivered to the Co-owners $920,000,000 of letters of credit from financial institutions (Westinghouse Letters of Credit) to secure a portion of the Contractor's potential obligations under the EPC Agreement. The Westinghouse Letters of Credit are subject to annual renewals through June 30, 2020, and require 60 days' written notice to Georgia Power, as agent of the Co-owners, in the event the Westinghouse Letters of Credit will not be renewed. In the event of such notice, Georgia Power, as agent of the Co-owners, would be able to draw on the entire balance of the Westinghouse Letters of Credit. The Westinghouse Letters of Credit remain in place in accordance with the terms of the EPC Agreement.

  On March 29, 2017, Westinghouse and WECTEC each filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Georgia Power, acting for itself and as agent for the other Co-owners, entered into an Interim Assessment Agreement with the Contractor and WECTEC Staffing Services LLC (WECTEC Staffing), dated as of March 29, 2017 (the Interim Assessment Agreement), to provide for a continuation of work with respect to Vogtle Units No. 3 and No. 4. The provisions in the Interim Assessment Agreement became effective upon approval of the Interim Assessment Agreement by the bankruptcy court on March 30, 2017. The term of the Interim Assessment Agreement was originally scheduled to expire on April 28, 2017. On April 28, 2017, Georgia Power, acting for itself and as agent for the other Co-owners, entered into an amendment to the Interim Assessment Agreement with the Contractor and WECTEC Staffing solely to extend the term of the Interim Assessment Agreement through the earlier of (i) May 12, 2017 and (ii) termination of the Interim Assessment Agreement by any party upon five business days' notice (the Interim Assessment Period).

  The Interim Assessment Agreement provides, among other items, that (i) Georgia Power will be obligated to pay, on behalf of the Co-owners, all costs accrued by the Contractor for subcontractors and vendors for services performed or goods provided during the Interim Assessment Period, with these amounts to be paid to the Contractor, except for amounts accrued for Fluor Corporation (Fluor), which will be paid directly to Fluor, (ii) during the Interim Assessment Period, the Contractor shall provide certain engineering, procurement and management services for Vogtle Units No. 3 and No. 4, to the same extent as contemplated by the EPC Agreement, and Georgia Power, on behalf of the Co-owners, will make payments of $5,400,000 per week for these services, (iii) Georgia Power will have the right to make payments, on behalf of the Co-owners, directly to subcontractors and vendors who have accounts past due with the Contractor, (iv) during the Interim Assessment Period, the Contractor will use its commercially reasonable efforts to provide information reasonably requested by Georgia Power as is necessary to continue construction and investigate the completion status of Vogtle Units No. 3 and No. 4, (v) the Contractor will reject or accept the EPC Agreement by the termination of the Interim Assessment Agreement, and (vi) during the Interim Assessment Period, Georgia Power, on behalf of the Co-owners, will not exercise any remedies against Toshiba under Toshiba's guarantee of certain obligations of Westinghouse under the EPC Agreement (the Toshiba Guarantee). Under the Interim Assessment Agreement, all parties expressly reserve all rights and remedies under the EPC Agreement, all related security and collateral, under applicable law.

  A number of subcontractors to the Contractor, including Fluor Enterprises, Inc., have alleged non-payment by the Contractor for amounts owed for work performed on Vogtle Units No. 3 and No. 4. Georgia Power, acting for itself and as agent for the Co-owners, has taken, and continues to take, action to remove liens filed by these subcontractors through the posting of surety bonds.

  Georgia Power estimates the aggregate liability for the Co-owners under the Interim Assessment Agreement and the removal of subcontractor liens to be approximately $470,000,000, of which our proportionate share would total approximately $141,000,000. As of March 31, 2017, $245,000,000 of this aggregate liability had been paid or accrued. Georgia Power is evaluating remedies available to the Co-owners for these payments, including draws under the Westinghouse Letters of Credit and enforcement of the Toshiba Guarantee. Georgia Power, as agent for the Co-owners, has begun the process to access a portion of the funds available under the Westinghouse Letters of Credit.

  In February 2017, the Contractor provided Georgia Power, as agent for the Co-owners, with revised forecasted in-service dates of December 2019 and September 2020 for Vogtle Units No. 3 and No. 4, respectively. However, we and Georgia Power do not believe the revised in-service dates are achievable. Georgia Power, along with the other Co-owners, is undertaking a comprehensive schedule and cost-to-complete assessment, as well as a cancellation cost assessment. It is reasonably possible these assessments result in estimated incremental costs to complete, including Co-owners' costs, that materially exceed the value of the Toshiba Guarantee. We intend to work with Georgia Power and the other Co-owners to determine future actions related to Vogtle Units No. 3 and No. 4. Georgia Power has stated that it is working with the Georgia Public Service Commission in regards to this same determination. Georgia Power, for itself and as agent for the other Co-owners, is also negotiating a new service agreement which would, if necessary, engage the Contractor to provide design, engineering, and procurement services to Southern

  Nuclear, in the event Southern Nuclear assumes control over construction management of Vogtle Units No. 3 and No. 4. In addition, Georgia Power, on behalf of itself and the other Co-owners, intends to take all actions available to it to enforce its rights related to the EPC Agreement, including enforcing the Toshiba Guarantee, subject to the Interim Assessment Agreement, and accessing the Westinghouse Letters of Credit.

  On April 11, 2017, Toshiba filed its unaudited financial statements as of and for the nine months ended December 31, 2016, which reflected a negative shareholders' equity balance of $1,900,000,000, with Japanese regulators. Toshiba also announced that further substantial charges may be required in the quarter ended March 31, 2017 in connection with the bankruptcy filing of Westinghouse and WECTEC and that there are material events and conditions that raise substantial doubt about Toshiba's ability to continue as a going concern.

  The Contractor's bankruptcy filing is expected to have a material impact on the construction cost and schedule of Vogtle Units No. 3 and No. 4 and could have a material impact on our financial condition and results of operations. In addition, an inability or other failure by Toshiba to perform its obligations under the Toshiba Guarantee could have a material impact on the cost to the Co-owners of Vogtle Units No. 3 and No. 4, and, therefore, on our financial condition and results of operations.

  There have been technical and procedural challenges to the construction and licensing of Vogtle Units No. 3 and No. 4 at the federal and state level and additional challenges may arise as construction proceeds. Processes are in place that are designed to assure compliance with the requirements specified in the Westinghouse Design Control Document and the combined construction and operating licenses, including inspections by Southern Nuclear and the Nuclear Regulatory Commission that occur throughout construction. As a result of such compliance processes, certain license amendment requests have been filed and approved or are pending before the Nuclear Regulatory Commission. Various design and other licensing-based compliance matters, including the timely resolution of Inspections, Tests, Analyses, and Acceptance Criteria and the related approvals by the Nuclear Regulatory Commission, may arise as construction proceeds, which may result in additional license amendments or require other resolution. If any license amendment requests or other licensing-based compliance issues are not resolved in a timely manner, there may be further delays in the project schedule that could result in increased costs.

  As construction continues, the risk remains that challenges with labor productivity, fabrication, delivery, assembly, and installation of plant systems, structures, and components, or other issues could arise and may further impact project schedule and cost. Our previously estimated owner's and financing costs of approximately $20,000,000 per month in the near term for Vogtle Units No. 3 and No. 4 are being evaluated as part of the comprehensive schedule and cost-to-complete analysis being performed as a result of the Contractor's bankruptcy.

  The ultimate outcome of these matters cannot be determined at this time.

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

Results of Operations

For the Three Months Ended March 31, 2017 and 2016

Net Margin

Our net margins for the three-month period ended March 31, 2017 were $21.5 million compared to $20.6 million for the same period of 2016. Through March 31, 2017, we collected approximately 41% of our targeted net margin of $51.8 million for the year ending December 31, 2017. These collections are typical as our capacity revenues are generally recorded evenly throughout the year and our management generally budgets conservatively. We anticipate our board of directors will approve a budget adjustment by the end of the year so margins will achieve, but not exceed, the targeted margins for interest ratio. For additional information regarding our net margin requirements and policy, see "Item 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Summary of Cooperative Operations—Margins" in our 2016 Form 10-K.

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

The components of member revenues for the three-month periods ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,		2017 vs. 2016 % Change

	(dollars in thousands)
	2017	2016

Capacity revenues	$225,228	$224,924	0.1%
Energy revenues	128,916	123,173	4.7%

Total	$354,144	$348,097	1.7%

MWh Sales to members	5,324,823	5,380,861	(1.0%)
Cents/kWh	6.65	6.47	2.8%

Energy revenues from members increased for the three-month periods ended March 31, 2017 compared to the same period in 2016 primarily due to an increase in energy costs at our natural gas-fired plants as a result of higher fuel costs in 2017. Our megawatt-hour sales to our members were relatively unchanged for the three-month period ended March 31, 2017 compared to the same period of 2016. The average energy revenue per kilowatt-hour from sales to members increased 2.8% as a result of increased energy costs. For a discussion of fuel costs, see "—Operating Expenses."

Operating Expenses

The following table summarizes our fuel costs and megawatt-hour generation by generating source.

	Cost			Generation			Cents per kWh

	(dollars in thousands)			(MWh)
	Three Months Ended March 31,		2017 vs.	Three Months Ended March 31,		2017 vs.	Three Months Ended March 31,		2017 vs.

Fuel Source	2017	2016	2016 % Change	2017	2016	2016 % Change	2017	2016	2016 % Change

Coal	$19,629	$32,293	(39.2%)	661,135	1,105,030	(40.2%)	2.97	2.92	1.6%
Nuclear	20,542	18,805	9.2%	2,277,498	2,317,510	(1.7%)	0.90	0.81	11.2%
Gas:
Combined Cycle	61,747	41,495	48.8%	2,480,997	1,966,483	26.2%	2.49	2.11	17.9%
Combustion Turbine	1,996	6,359	(68.6%)	42,806	159,478	(73.2%)	4.66	3.99	16.9%

	$103,914	$98,952	5.0%	5,462,436	5,548,501	(1.6%)	1.90	1.78	6.7%

Total fuel cost increased $5.0 million while generation decreased slightly by 86,000 megawatt-hours for the three month period ended March 31, 2017. The $5.0 million increase in fuel costs was primarily due to an increase in natural gas prices partially offset by a shift in generation from coal-fired generation to the relatively more economical natural gas-fired combined cycle units.

Financial Condition

Balance Sheet Analysis as of March 31, 2017

Assets

Cash used for property additions for the three-month period ended March 31, 2017 totaled $171.8 million. Of this amount, approximately $158.2 million was associated with construction expenditures for Vogtle Units No. 3 and No. 4 and $15.2 million for nuclear fuel purchases.

Restricted cash investments consist of funds on deposit with the Rural Utilities Service in the Cushion of Credit Account. The funds, including interest earned thereon, can only be applied to debt service on our Rural Utilities Service-guaranteed Federal Financing Bank notes. Decisions regarding when to apply the funds are guided by the interest rate environment and our anticipated liquidity needs.

Equity and Liabilities

Long-term debt and capital leases due within one year decreased $163.6 million. In January 2017, we temporarily refinanced $122.6 million of variable rate pollution control revenue bonds through the issuance of commercial paper. In addition, we made quarterly Federal Financing Bank note payments, when due, during the period.

Short-term borrowings, which primarily provide interim financing for Vogtle Units No. 3 and No. 4 construction costs, increased $226.7 million during the three-month period ended March 31, 2017. In addition to providing financing for the Vogtle project, $122.6 million of the increase was attributable to the refinancing of variable rate pollution control revenue bonds.

Accounts payable increased $19.5 million for the three-month period ended March 31, 2017 primarily as a result of a $45.6 million increase in the payable to Georgia Power Company for operation and maintenance costs for our co-owned plants and capital costs associated with Vogtle Units No. 3 and No. 4. Offsetting the increase was $17.2 million in credits applied to our members' bills in the first quarter of 2017, for a board approved reduction in 2016 revenue requirements as a result of margin collections in excess of our 2016 target.

Accrued interest decreased $35.3 million for the three-month period ended March 31, 2017 primarily as a result of amounts paid, when due, of Federal Financing Bank note payments.

Capital Requirements and Liquidity and Sources of Capital

Vogtle Units No. 3 and No. 4

We, Georgia Power, the Municipal Electric Authority of Georgia, and the City of Dalton, Georgia, acting by and through its Board of Water, Light and Sinking Fund Commissioners, doing business as Dalton Utilities (collectively, the Co-owners) are parties to an Ownership Participation Agreement that, along with other agreements, governs our participation in two additional nuclear units at Plant Vogtle, Units No. 3 and No. 4. The Co-owners appointed Georgia Power to act as agent under this agreement. Our binding ownership interest and proportionate share of the cost to construct these units is 30%. Pursuant to this agreement, Georgia Power has designated Southern Nuclear Operating Company, Inc. as its agent for licensing, engineering, procurement, contract management, construction and pre-operation services. As of March 31, 2017, our total investment in the additional Vogtle units was approximately $3.4 billion.

In 2008, Georgia Power, acting for itself and as agent for the Co-owners, entered into an Engineering, Procurement and Construction Agreement (the EPC Agreement) with Westinghouse Electric Company LLC and Stone & Webster, Inc. (collectively, the Contractor). Stone & Webster was subsequently acquired by Westinghouse and changed its name to WECTEC Global Project Services Inc. (WECTEC). Pursuant to the EPC Agreement, the Contractor agreed to design, engineer, procure, construct and test two 1,100 megawatt nuclear units using the Westinghouse AP1000 technology and related facilities at Plant Vogtle.

Under the EPC Agreement, the Co-owners agreed to pay a purchase price that is subject to certain price escalations and adjustments, including fixed escalation amounts and certain index-based adjustments, as well as adjustments for change orders and performance bonuses. The EPC Agreement also provides for liquidated damages upon the Contractor's failure to fulfill the schedule and certain performance guarantees, each subject to an aggregate cap of 10% of the contract price, or approximately $920 million. In addition, the EPC Agreement provides for limited cost sharing by the Co-owners for increases to Contractor costs under certain conditions. The maximum amount of additional capital costs under this provision attributable to us is $75 million. Each Co-owner is severally, and not jointly, liable to the Contractor for its proportionate share, based on its ownership interest, of all amounts owed under the EPC Agreement. In the event of a credit rating downgrade below investment grade of any Co-owner, that Co-owner will be required to provide a letter of credit or other credit enhancement.

Under the terms of the EPC Agreement, the Contractor does not have a right to terminate the EPC Agreement for convenience. The Contractor may terminate the EPC Agreement under certain circumstances, including certain Co-owner suspension or delays of work, action by a governmental authority to permanently stop work, certain breaches of the EPC Agreement by the Co-owners, Co-owner insolvency, and certain other events. In the event of an abandonment of work by the Contractor, the maximum liability of the Contractor under the EPC Agreement is increased to 40% of the contract price (approximately $1.1 billion based on our ownership interest). The EPC Agreement permits Georgia Power, acting for itself and as agent for the Co-owners, to terminate the EPC Agreement at any time for convenience; provided that the Co-owners will be required to pay certain termination costs. In addition, Georgia Power, acting for itself and as agent for the Co-owners, may terminate the EPC Agreement for certain Contractor breaches, including abandonment of work by the Contractor.

Toshiba Corporation, parent company of Westinghouse, has guaranteed certain payment obligations of the Contractor under the EPC Agreement, including any liability of the Contractor for abandonment of work (the Toshiba Guarantee). However, due to Toshiba's financial situation described below, substantial risk regarding the Co-owners' ability to fully collect under the Toshiba Guarantee exists. In January 2016, Westinghouse delivered to the Co-owners $920 million of letters of credit from financial institutions (Westinghouse Letters of Credit) to secure a portion of the Contractor's potential obligations under the EPC Agreement. The Westinghouse Letters of Credit are subject to annual renewals through June 30, 2020, and require 60 days' written notice to Georgia Power, as agent of the Co-owners, in the event the Westinghouse Letters of Credit will not be renewed. In the event of such notice, Georgia Power, as agent of the Co-owners, would be able to draw on the entire balance of the Westinghouse Letters of Credit. The Westinghouse Letters of Credit remain in place in accordance with the terms of the EPC Agreement.

On March 29, 2017, Westinghouse and WECTEC each filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Georgia Power, acting for itself and as agent for the other Co-owners, entered into an Interim Assessment Agreement with the Contractor and WECTEC Staffing Services LLC (WECTEC Staffing), dated as of March 29, 2017 (the Interim Assessment Agreement), to provide for a continuation of work with respect to Vogtle Units No. 3 and No. 4. The provisions in the Interim Assessment Agreement became effective upon approval of the Interim Assessment Agreement by the bankruptcy court on March 30, 2017. The term of the Interim Assessment Agreement was originally scheduled to expire on April 28, 2017. On April 28, 2017, Georgia Power, acting for itself and as agent for the other Co-owners, entered into an amendment to the Interim Assessment Agreement with the Contractor and WECTEC Staffing solely to extend the term of the Interim Assessment Agreement through the earlier of (i) May 12, 2017 and (ii) termination of the Interim Assessment Agreement by any party upon five business days' notice (the Interim Assessment Period).

The Interim Assessment Agreement provides, among other items, that (i) Georgia Power will be obligated to pay, on behalf of the Co-owners, all costs accrued by the Contractor for subcontractors and vendors for services performed or goods provided during the Interim Assessment Period, with these amounts to be paid to the Contractor, except for amounts accrued for Fluor Corporation (Fluor), which will be paid directly to Fluor, (ii) during the Interim Assessment Period, the Contractor shall provide certain engineering, procurement and management services for Vogtle Units No. 3 and No. 4, to the same extent as contemplated by the EPC Agreement, and Georgia Power, on behalf of the Co-owners, will make payments of $5.4 million per week for these services, (iii) Georgia Power will have the right to make payments, on behalf of the Co-owners, directly to subcontractors and vendors who have accounts past due with the Contractor, (iv) during the Interim Assessment Period, the Contractor will use its commercially reasonable efforts to provide information reasonably requested by Georgia Power as is necessary to continue construction and investigate the completion status of Vogtle Units No. 3 and No. 4, (v) the Contractor will reject or accept the EPC Agreement by the termination of the Interim Assessment Agreement, and (vi) during the Interim Assessment Period, Georgia Power, on behalf of the Co-owners, will not exercise any remedies against Toshiba under the Toshiba Guarantee. Under the Interim Assessment Agreement, all parties expressly reserve all rights and remedies under the EPC Agreement, all related security and collateral, under applicable law.

A number of subcontractors to the Contractor, including Fluor Enterprises Inc. (Fluor Enterprises), have alleged non-payment by the Contractor for amounts owed for work performed on Vogtle Units No. 3 and No. 4. Georgia Power, acting for itself and as agent for the Co-owners, has taken, and continues to take, action to remove liens filed by these subcontractors through the posting of surety bonds.

Georgia Power estimates the aggregate liability for the Co-owners under the Interim Assessment Agreement and the removal of subcontractor liens to be approximately $470 million, of which our proportionate share would total approximately $141 million. As of March 31, 2017, $245 million of this aggregate liability had been paid or accrued. Georgia Power is evaluating remedies available to the Co-owners for these payments, including draws under the Westinghouse Letters of Credit and enforcement of the Toshiba Guarantee. Georgia Power, as agent for the Co-owners, has begun the process to access a portion of the funds available under the Westinghouse Letters of Credit.

In February 2017, the Contractor provided Georgia Power, as agent for the Co-owners, with revised forecasted in-service dates of December 2019 and September 2020 for Vogtle Units No. 3 and No. 4, respectively. However, we and Georgia Power do not believe the revised in-service dates are achievable. Georgia Power, along with the other Co-owners, is undertaking a comprehensive schedule and cost-to-complete assessment, as well as a cancellation cost assessment. It is reasonably possible these assessments result in estimated incremental costs to complete, including Co-owners' costs, that materially exceed the value of the Toshiba Guarantee. We intend to work with Georgia Power and the other Co-owners to determine future actions related to Vogtle Units No. 3 and No. 4. Georgia Power has stated that it is working with the Georgia Public Service Commission in regards to this same determination. Georgia Power, for itself and as agent for the other Co-owners, is also negotiating a new service agreement which would, if necessary, engage the Contractor to provide design, engineering, and procurement services to Southern Nuclear, in the event Southern Nuclear assumes control over construction management of Vogtle Units No. 3 and No. 4. In addition, Georgia Power, on behalf of itself and the other Co-owners, intends to take all actions available to it to enforce its rights related to the EPC Agreement, including enforcing the Toshiba Guarantee, subject to the Interim Assessment Agreement, and accessing the Westinghouse Letters of Credit.

On April 11, 2017, Toshiba filed its unaudited financial statements as of and for the nine months ended December 31, 2016, which reflected a negative shareholders' equity balance of $1.9 billion, with Japanese regulators. Toshiba also announced that further substantial charges may be required in the quarter ended March 31, 2017 in connection with the bankruptcy filing of Westinghouse and WECTEC and that there are material events and conditions that raise substantial doubt about Toshiba's ability to continue as a going concern.

The Contractor's bankruptcy filing is expected to have a material impact on the construction cost and schedule of Vogtle Units No. 3 and No. 4 and could have a material impact on our financial condition and results of operations. In addition, an inability or other failure by Toshiba to perform its obligations under the Toshiba Guarantee could have a material impact on the cost to the Co-owners of Vogtle Units No. 3 and No. 4, and, therefore, on our financial condition and results of operations.

We have a $3.1 billion federal loan guarantee from the Department of Energy, under which we have advanced $1.7 billion as of March 31, 2017. We have also financed an additional $1.4 billion of the capital costs of the Vogtle units through capital market debt issuances. A failure by the Contractor to perform its obligations under the EPC Agreement could, under certain circumstances, impact our ability to make further advances under the Department of Energy-guaranteed loan and give the Department of Energy discretion to require that we repay all amounts outstanding under the loan guarantee agreement over a five-year period. For additional information regarding the financing of Vogtle Units No. 3 and No. 4, see "Financing Activities—Department of Energy-Guaranteed Loan" and for additional information regarding applicable covenants, events of default and potential repayment over a five year period under the loan guarantee agreement with the Department of Energy, see Note K of Notes to Unaudited Consolidated Financial Statements.

There have been technical and procedural challenges to the construction and licensing of Vogtle Units No. 3 and No. 4 at the federal and state level and additional challenges may arise as construction proceeds. Processes are in place that are designed to assure compliance with the requirements specified in the Westinghouse Design Control Document and the combined construction and operating licenses, including inspections by Southern Nuclear and the Nuclear Regulatory Commission that occur throughout construction. As a result of such compliance processes, certain license amendment requests have been filed and approved or are pending before the Nuclear Regulatory Commission. Various design and other licensing-based compliance matters, including the timely resolution of Inspections, Tests, Analyses, and Acceptance Criteria and the related approvals by the Nuclear Regulatory Commission, may arise as construction proceeds, which may result in additional license amendments or require other resolution. If any license amendment requests or other licensing-based compliance issues are not resolved in a timely manner, there may be further delays in the project schedule that could result in increased costs.

As construction continues, the risk remains that challenges with labor productivity, fabrication, delivery, assembly, and installation of plant systems, structures, and components, or other issues could arise and may further impact project schedule and cost. Our previously estimated owner's and financing costs of approximately $20 million per month in the near term for Vogtle Units No. 3 and No. 4 are being evaluated as part of the comprehensive schedule and cost-to-complete analysis being performed as a result of the Contractor's bankruptcy.

The ultimate outcome of these matters cannot be determined at this time. See "Risk Factors" in this Form 10-Q for risks regarding the Contractor's bankruptcy and the Toshiba Guarantee and "Item 1A—Risk Factors" in our 2016 Form 10-K for a discussion of certain risks associated with the licensing, construction, financing and operation of nuclear generating units.

Environmental Regulations

Federal and state laws and regulations regarding environmental matters affect operations at our facilities. Following are some substantial developments relating to environmental regulations and litigation that have occurred since the filing of our 2016 Form 10-K.

In March 2017, the President issued an Executive Order to Promote Energy Independence and Economic Growth. As a result of this Executive Order, many existing and proposed regulations related to the energy industry will be reviewed. EPA will be reviewing a number of regulations in connection with this order and has stated that its review will include (i) Steam Electric Power Generating Effluent Guidelines, (ii) State Implementation Plans related to Startup, Shutdown and Malfunction Emissions at Industrial Facilities, and (iii) the Clean Water Rule: Definition of "Waters of the United States." EPA

may elect to evaluate other energy related regulations. It is unknown what impact the potential rule changes will have on our and our members' operations. Continued uncertainty related to the status of current and future environmental regulations may make long-term planning decisions more difficult.

In 2015, the U.S. Environmental Protection Agency (EPA) published in the Federal Register its final Clean Power Plan, which establishes guidelines for the states to follow when developing any final New Source Performance Standards (NSPS) for existing fossil fuel-fired electric generating units. Subsequently, these final rules were challenged in the U.S. Court of Appeals for the District of Columbia Circuit. On February 9, 2016, the U.S. Supreme Court granted numerous applications to stay the Clean Power Plan, pending resolution of these cases before the D.C. Circuit. The stay would continue if the case proceeds for resolution to the U.S. Supreme Court. On Sept. 27, 2016, the consolidated cases challenging the issuance of the Clean Power Plan were argued before the full D.C. Circuit. The D.C. Circuit Court has not issued a decision. The Clean Power Plan is being reviewed as part of the Executive Order to promote Energy Independence and all litigation will be held in abeyance for 60 days while the rules are being reviewed. EPA could continue with the current rule, revise the rule or rescind the rule. Any revisions to the rule could be litigated in the future. We cannot determine the outcome of: (i) these EPA rules; (ii) any rules the State of Georgia may issue in response to the Clean Power Plan; or (iii) any litigation challenging EPA or Georgia rules, nor can we predict how any of these outcomes may affect our or our members' operations. We anticipate that some of the policy approaches set forth in the Clean Power Plan could have significant negative consequences for the economy and electric system in Georgia and the nation, if the guidelines are implemented as finalized by EPA.

On September 7, 2016, EPA issued its final Cross State Air Pollution Rule (CSAPR) Update for the 2008 ozone national ambient air quality standards (NAAQS). In the final rule, EPA issued Federal Implementation Plans for 22 eastern states—not including Georgia, which generally provide updated CSAPR NOx ozone season emissions budgets for the electric generating units within such states, beginning with the 2017 ozone season. In the rule, EPA determined that emissions from Georgia (and 13 other states) do not significantly contribute to nonattainment or interfere with maintenance of the 2008 ozone NAAQS in downwind states, so that further emission reductions from sources in these states to meet the 2008 ozone NAAQS are not required. Georgia is now the only state determined not to contribute to nonattainment with maintenance of the 2008 ozone NAAQS but which still has an ongoing requirement with respect to the 1997 ozone NAAQS, which continues unchanged. Ultimately, the final CSAPR update proposes two trading programs for NOx ozone season: (i) a Group 1 program, to which only Georgia belongs, and (ii) a Group 2 program that contains the 22 states mentioned previously. EPA will issue distinct allowances for both trading groups. The rule allows Georgia to maintain its allowances but precludes out-of-state trading, unless existing allowances are first devalued by a factor of 3.5. The State of Georgia has decided to stay in Group 1. We continue to evaluate this trading program and cannot predict the ultimate outcome of this rulemaking or any ensuing litigation that may occur.

For further discussion regarding potential effects on our business from environmental regulations, including potential capital requirements, see "Item 1—BUSINESS—REGULATION—Environmental," "Item 1A—RISK FACTORS" and "Item 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—Capital Requirements—Capital Expenditures" in our 2016 Form 10-K.

Liquidity

At March 31, 2017, we had $1.3 billion of unrestricted available liquidity to meet our short-term cash needs and liquidity requirements. This amount included $279 million in cash and cash equivalents and $1.0 billion of unused and available committed credit arrangements.

At March 31, 2017, we had $1.61 billion of committed credit arrangements in place, the details of which are reflected in the table below:

Committed Credit Facilities

	Authorized Amount	Available March 31, 2017		Expiration Date

	(dollars in millions)
Unsecured Facilities:
Syndicated Line of Credit led by CFC	$1,210	$745	(1)	March 2020
CFC Line of Credit(2)	110	110		December 2018
JPMorgan Chase Line of Credit	150	34	(3)	October 2018
Secured Facilities:
CFC Term Loan(2)	250	250		December 2018

(1)
Of the portion of this facility that was unavailable at March 31, 2017, $329 million was dedicated to support outstanding commercial paper and $136 million was related to letters of credit issued to support variable rate demand bonds.

(2)
Any amounts drawn under the $110 million unsecured line of credit with CFC will reduce the amount that can be drawn under the $250 million secured term loan. Any amounts borrowed under the $250 million term loan would be secured under our first mortgage indenture, with a maturity no later than December 31, 2043.

(3)
Of the portion of this facility that was unavailable at March 31, 2017, $114 million related to letters of credit issued to support variable rate demand bonds and $2 million related to letters of credit issued to post collateral to third parties.

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

Under our unsecured committed lines of credit, we have the ability to issue letters of credit totaling $760 million in the aggregate, of which $509 million remained available at March 31, 2017. However, amounts related to issued letters of credit reduce the amount that would otherwise be available to draw for working capital needs. Also, due to the requirement to have 100% dedicated backup for any commercial paper outstanding, any amounts drawn under our committed credit facilities for working capital or related to issued letters of credit will reduce the amount of commercial paper that we can issue. The majority of our outstanding letters of credit are for the purpose of providing credit enhancement on variable rate demand bonds.

Two of our credit facilities contain a financial covenant that requires us to maintain minimum levels of patronage capital. At March 31, 2017, the required minimum level was $675 million and our actual patronage capital was $881 million. These agreements contain an additional covenant that limits our secured indebtedness and unsecured indebtedness, both as defined in the credit agreements, to $12.0 billion and $4.0 billion, respectively. At March 31, 2017, we had $8.1 billion of secured indebtedness and $329 million of unsecured indebtedness outstanding.

At March 31, 2017, we had $431 million on deposit in the Rural Utilities Service Cushion of Credit Account, all of which is classified as a restricted investment. See "—Balance Sheet Analysis as of March 31, 2017—Assets" for more information regarding this account.

Financing Activities

First Mortgage Indenture.    At March 31, 2017, we had $8.1 billion of long-term debt outstanding under our first mortgage indenture secured equally and ratably by a lien on substantially all of our owned tangible and certain of our intangible property, including property we acquire in the future. See "Item 1—BUSINESS—OGLETHORPE POWER CORPORATION—First Mortgage Indenture" in our 2016 Form 10-K for further discussion of our first mortgage indenture.

Rural Utilities Service-Guaranteed Loans.    At March 31, 2017, we had two approved Rural Utilities Service-guaranteed loans being funded through the Federal Financing Bank that are in various stages of being drawn down. These two loans totaled $678 million with $501 million remaining to be advanced. When advanced, the debt will be secured under our first mortgage indenture. As of March 31, 2017, we had $2.5 billion of debt outstanding under various Rural Utilities Service-guaranteed loans.

Department of Energy-Guaranteed Loan.    In 2014, we closed on a loan with the Department of Energy that will fund up to $3.1 billion of eligible project costs related to the cost to construct our 30% undivided share of Vogtle Units No. 3 and No. 4. This loan is being funded by the Federal Financing Bank and is backed by a federal loan guarantee provided by the Department of Energy.

As of March 31, 2017, we had advanced $1.7 billion under this loan and we had the capacity to fund an additional $538 million under the facility based on the amount of eligible project costs already incurred. All of the debt under this loan will be secured ratably with all other debt under our first mortgage indenture. Continued access to the committed funds under this loan requires us to meet certain conditions related to our business and the Vogtle project and also requires certain third-parties related to the Vogtle project to comply with certain laws. In addition, a failure by the Contractor to perform its obligations under the EPC Agreement could, under certain circumstances, impact our ability to make further advances under this loan and give the Department of Energy discretion to require that we repay all amounts outstanding under the loan over a five-year period. For additional information regarding this loan, see Note K of Notes to Unaudited Consolidated Financial Statements.

In addition to the Department of Energy loan funding, we have issued $1.4 billion of first mortgage bonds to finance a substantial portion of the Vogtle expansion that will not be funded by the Department of Energy. As of March 31, 2017, we had $3.1 billion of long-term funding in place for the $3.4 billion invested in the Vogtle project to-date. Depending on the final Vogtle project cost, and the final amount advanced under the Department of Energy-guaranteed loan, there may be a need for additional capital market financing.

For more detailed information regarding our financing plans, see "Item 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—Financing Activities" in our 2016 Form 10-K.

Newly Adopted or Issued Accounting Standards

For a discussion of recently issued or adopted accounting pronouncements, see Note E of Notes to Unaudited Consolidated Financial Statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have not been any material changes to market risks from those reported in "Item 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK" of our 2016 Form 10-K.

Item 4.    Controls and Procedures

As of March 31, 2017, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

There have been no changes in internal control over financial reporting or other factors that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

There have been no material changes to the legal proceedings disclosed in "Item 3—LEGAL PROCEEDINGS" in our 2016 Form 10-K.

Item 1A.    Risk Factors

Except as discussed below, there have been no material changes from the risks disclosed in "Item 1A—RISK FACTORS" in our 2016 Form 10-K.

The bankruptcy filing of Westinghouse and WECTEC is expected to have a material impact on the construction cost and schedule of Vogtle Units No. 3 and No. 4 and could have a material impact on our financial condition and results of operations, and any inability or other failure by Toshiba to perform its obligations under the Toshiba Guarantee could have a material impact on the cost to the Co-owners of Vogtle Units No. 3 and No. 4, and therefore on our financial condition and results of operations.

On March 29, 2017, Westinghouse and WECTEC each filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Georgia Power, acting for itself and as agent for the Co-owners, entered into an Interim Assessment Agreement with the Contractor and WECTEC Staffing, dated March 29, 2017, to provide for a continuation of work with respect to Vogtle Units No. 3 and No. 4. The provisions in the Interim Assessment Agreement became effective upon approval of the Interim Assessment Agreement by the bankruptcy court on March 30, 2017. The term of the Interim Assessment Agreement was originally scheduled to expire on April 28, 2017. On April 28, 2017, Georgia Power, acting for itself and as agent for the other Co-owners, entered into an amendment to the Interim Assessment Agreement with the Contractor and WECTEC Staffing solely to extend the term of the Interim Assessment Agreement through the earlier of (i) May 12, 2017 and (ii) termination of the Interim Assessment Agreement by any party upon five business days' notice.

The Interim Assessment Agreement provides, among other items, that (i) Georgia Power will be obligated to pay, on behalf of the Co-owners, all costs accrued by the Contractor for subcontractors and vendors for services performed or goods provided during the Interim Assessment Period, with these amounts to be paid to the Contractor, except for amounts accrued for Fluor, which will be paid directly to Fluor; (ii) during the Interim Assessment Period, the Contractor shall provide certain engineering, procurement and management services for Vogtle Units No. 3 and No. 4, to the same extent as contemplated by the EPC Agreement, and Georgia Power, on behalf of the Co-owners, will make payments of $5.4 million per week for these services; (iii) Georgia Power will have the right to make payments, on behalf of the Co-owners, directly to subcontractors and vendors who have accounts past due with the Contractor; (iv) during the Interim Assessment Period, the Contractor will use its commercially reasonable efforts to provide information reasonably requested by Georgia Power as is necessary to continue construction and investigate the completion status of Vogtle Units No. 3 and No. 4; (v) the Contractor will reject or accept the EPC Agreement by the termination of the Interim Assessment Agreement; and (vi) during the Interim Assessment Period, Georgia Power, on behalf of the Co-owners, will not exercise any remedies against Toshiba under the Toshiba Guarantee. Under the Interim Assessment Agreement, all parties expressly reserve all rights and remedies under the EPC Agreement, all related security and collateral, under applicable law.

A number of subcontractors to the Contractor, including Fluor Enterprises, have alleged non-payment by the Contractor for amounts owed for work performed on Vogtle Units No. 3 and No. 4. Georgia Power, acting for itself and as agent for the Co-owners, has taken, and continues to take, action to remove liens filed by these subcontractors through the posting of surety bonds.

Georgia Power estimates the aggregate liability for the Co-owners under the Interim Assessment Agreement and the removal of subcontractor liens to be approximately $470 million, of which our proportionate share would total approximately $141 million. As of March 31, 2017, $245 million of this aggregate liability had been paid or accrued. Georgia Power is evaluating remedies available to the Co-owners for these payments, including draws under the $920 million of Westinghouse Letters of Credit and enforcement of the Toshiba Guarantee. Georgia Power, as agent for the Co-owners, has begun the process to access a portion of the funds available under the Westinghouse Letters of Credit.

The EPC Agreement also provides for liquidated damages upon the Contractor's failure to fulfill the schedule and certain performance guarantees, each subject to an aggregate cap of 10% of the contract price, or approximately $920 million. In the event of an abandonment of work by the Contractor, the maximum liability of the Contractor under the EPC Agreement is increased to 40% of the contract price (approximately $1.1 billion based on our ownership interest). The Co-owners may terminate the EPC Agreement at any time for convenience, provided that the Co-owners will be required to pay certain termination costs. In addition, the Co-owners may terminate the EPC Agreement for certain Contractor breaches, including abandonment of work by the Contractor.

Under the Toshiba Guarantee, Toshiba has guaranteed certain payment obligations of the Contractor, including any liability of the Contractor for abandonment of work. However, due to Toshiba's financial situation described below, substantial risk regarding the Co-owners' ability to fully collect under the Toshiba Guarantee exists. In January 2016, Westinghouse delivered to the Co-owners the Westinghouse Letters of Credit from financial institutions in an amount of $920 million to secure a portion of the Contractor's potential obligations under the EPC Agreement. The Westinghouse Letters of Credit are subject to annual renewals through June 30, 2020, and require 60 days' written notice to Georgia Power, as agent of the Co-owners, in the event the Westinghouse Letters of Credit will not be renewed. In the event of such notice, Georgia Power, as agent of the Co-owners, would be able to draw on the entire balance of the Westinghouse Letters of Credit. The Westinghouse Letters of Credit remain in place in accordance with the terms of the EPC Agreement.

On April 11, 2017, Toshiba filed its unaudited financial statements as of and for the nine months ended December 31, 2016, which reflected a negative shareholders' equity balance of $1.9 billion, with Japanese regulators. Toshiba also announced that further substantial charges may be required in the quarter ended March 31, 2017 in connection with the bankruptcy filing of Westinghouse and WECTEC and that there are material events and conditions that raise substantial doubt about Toshiba's ability to continue as a going concern.

In February 2017, the Contractor provided Georgia Power, as agent for the Co-owners, with revised forecasted in-service dates of December 2019 and September 2020 for Vogtle Units No. 3 and No. 4, respectively. However, we and Georgia Power do not believe the revised in-service dates are achievable. Georgia Power, along with the other Co-owners, is undertaking a comprehensive schedule and cost-to-complete assessment, as well as a cancellation cost assessment. It is reasonably possible these assessments result in estimated incremental costs to complete, including Co-owners' costs, that materially exceed the value of the Toshiba Guarantee. We intend to work with Georgia Power and the other Co-owners to determine future actions related to Vogtle Units No. 3 and No. 4. Georgia Power has stated that it is working with the Georgia Public Service Commission in regards to this same determination. Georgia Power, for itself and as agent for the other Co-owners, is also negotiating a new service agreement which would, if necessary, engage the Contractor to provide design, engineering, and procurement services to Southern Nuclear, in the event Southern Nuclear assumes control over construction management of Vogtle Units No. 3 and No. 4. In addition, Georgia Power, on behalf of itself and the other Co-owners, intends to take all actions available to it to enforce its rights related to the EPC Agreement, including enforcing the Toshiba Guarantee, subject to the Interim Assessment Agreement, and accessing the Westinghouse Letters of Credit.

The Contractor's bankruptcy filing is expected to have a material impact on the construction cost and schedule of Vogtle Units No. 3 and No. 4 and could have a material impact on our financial condition and results of operations. In addition, an inability or other failure by Toshiba to perform its obligations under the Toshiba Guarantee could have a material impact on the cost to the Co-owners of the additional Vogtle units and, therefore, on our financial condition and results of operations.

The ultimate outcome of these matters cannot be determined at this time. See "Item 1A—Risk Factors" in our 2016 Form 10-K for additional risks related to Vogtle Units No. 3 and No. 4. For additional information regarding the Vogtle project, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Capital Requirements and Liquidity and Sources of Capital—Vogtle Units No. 3 and No. 4."

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.    Defaults upon Senior Securities

Not Applicable.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information

On May 10, 2017, we withdrew a Form 8-A related to our First Mortgage Bonds, Series 2009 B previously filed with the Commission on March 17, 2010. Currently, we do not have any securities registered pursuant to Section 12(b) or Section 12(g) of the Securities and Exchange Act of 1934, as amended, and we are not currently required to file reports under Section 13 or Section 15(d) of the Exchange Act. However, at this time we intend to continue to file reports under the Exchange Act.

Item 6.    Exhibits

Number	Description
10.1	Interim Assessment Agreement dated as of March 29, 2017, by and among Georgia Power Company, for itself and as agent for Oglethorpe Power Corporation, Municipal Electric Authority of Georgia, and the City of Dalton, Georgia, acting by and through its Board of Water, Light and Sinking Fund Commissioners, and Westinghouse Electric Company LLC, WECTEC Staffing Services LLC and WECTEC Global Project Services, Inc. (Incorporated by reference to Exhibit 10(c)(3) of Georgia Power Company's Form 10-Q for the quarterly period ended March 31, 2017, filed with the SEC on May 3, 2017).
10.2
Amendment No. 1 to Interim Assessment Agreement dated as of March 29, 2017, by and among Georgia Power Company, for itself and as agent for Oglethorpe Power Corporation, Municipal Electric Authority of Georgia, and the City of Dalton, Georgia, acting by and through its Board of Water, Light and Sinking Fund Commissioners, and Westinghouse Electric Company LLC, WECTEC Staffing Services LLC and WECTEC Global Project Services, Inc. (Incorporated by reference to Exhibit 10(c)(4) of Georgia Power Company's Form 10-Q for the quarterly period ended March 31, 2017, filed with the SEC on May 3, 2017).
31.1	Rule 13a-14(a)/15d-14(a) Certification, by Michael L. Smith (Principal Executive Officer).
31.2	Rule 13a-14(a)/15d-14(a) Certification, by Elizabeth B. Higgins (Principal Financial Officer).
32.1	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Michael L. Smith (Principal Executive Officer).

Number	Description
32.2	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Elizabeth B. Higgins (Principal Financial Officer).
99.1	Member Financial and Statistical Information (for calendar years 2014-2016).
101	XBRL Interactive Data File.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oglethorpe Power Corporation (An Electric Membership Corporation)
Date: May 11, 2017	By:	/s/ Michael L. Smith
Michael L. Smith President and Chief Executive Officer
Date: May 11, 2017		/s/ Elizabeth B. Higgins
Elizabeth B. Higgins Executive Vice President and Chief Financial Officer (Principal Financial Officer)